Form 10-Q
period 2007-06-30
Care Investment Trust Inc.
filed 2007-08-14
CIK 1393726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to

Commission File Number: 001-33549

Care Investment Trust Inc.

(Exact name of Registrant as specified in its charter)

Maryland	38-3754322
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

505 Fifth Avenue, 6th Floor, New York, New York 10017

(Address of Registrant’s principal executive offices)

(212) 771-0505

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘large accelerated filer’’ and ‘‘accelerated filer’’ in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer                     Accelerated filer                    Non-accelerated filer .

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 under the Securities Exchange Act of 1934. Yes     No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

As of August 10, 2007, there were 21,012,373 shares, par value $0.001, of the registrant’s common stock outstanding.

Part I — Financial Information

ITEM 1.    Financial Statements

Care Investment Trust Inc.

BALANCE SHEET — Unaudited
(dollars in thousands — except share and per share data)

June 30, 2007
Assets:
Cash and cash equivalents	$7,786
Investment in loans (Note 3)	283,090
Accrued interest	601
Other assets	990
Total Assets	$292,467
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$1,521
Accrued expenses payable to related party (Note 5)	1,596
Total Liabilities	3,117
Commitments and Contingencies (Note 5)
Stockholders’ Equity:
Common stock: $0.001 par value, 250,000,000 authorized, issued and outstanding: 21,012,373	21
Additional paid-in-capital	298,226
Accumulated deficit	(8,897)
Total Stockholders’ Equity	289,350
Total Liabilities and Stockholders’ Equity	$292,467

See Notes to Financial Statements.

Care Investment Trust Inc.

Statement of Operations (Unaudited)
(dollars in thousands — except share and per share data)

Period from June 22, 2007 (Commencement of Operations) to June 30, 2007
Revenues
Income from investment in loans	$573
Other income	3
Total Revenues	576
Expenses
Management fees paid to related party	56
Stock based compensation to Manager	9,115
Stock based compensation – other	19
Marketing, general and administrative	283
Total Expenses	9,473
Net Loss	$(8,897)
Loss per share of common stock
Net loss, basic and diluted	$(0.43)
Basic and diluted weighted average common shares outstanding	20,864,040

See Notes to Financial Statements.

Care Investment Trust Inc.

Statement of Stockholders’ Equity (Unaudited)
(dollars in thousands)

	Common Stock				Additional Paid in Capital		Accumulated Deficit	Total
	Shares	Par Value
Balance at June 22, 2007 (Commencement of Operations)	100	$		*	$	*	$—	$	*
Proceeds from public offering of common stock	15,000,000		15			224,985	—		225,000
Underwriting and offering costs						(14,730)	—		(14,730)
Issuance of common stock for the acquisition of initial assets from Manager	5,256,250		5			78,838	—		78,843
Stock-based compensation to Manager in common stock pursuant to the Care Investment Trust Inc. Manager Equity Plan	607,690		1			9,114	—		9,115
Stock-based compensation to non-employees in common stock pursuant to the Care Investment Trust Inc. Equity Plan	148,333			*		2,225	—		2,225
Unamortized portion of unvested common stock issued pursuant to the Care Investment Trust Inc. Equity Plan	—		—			(2,206)	—		(2,206)
Net Loss for the period from June 22, 2007 (Commencement of Operations) to June 30, 2007	—		—			—	(8,897)		(8,897)
Balance at June 30, 2007	21,012,373		$21			$298,226	$(8,897)		$289,350

*	Less than $500

See Notes to Financial Statements.

Care Investment Trust Inc.

Statement of Cash Flows (Unaudited)
(dollars in thousands)

Period from June 22, 2007 (Commencement of Operations) to June 30, 2007
Operating Activities
Net Loss:	$(8,897)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of premium paid on investment in loans	25
Stock-based compensation to Manager	9,115
Share-based non-employee compensation	19
Changes in operating assets and liabilities:
Accrued interest	(601)
Other assets	(990)
Accounts payable and accrued expenses	3,117
Net cash provided by operating activities	1,788
Investing Activities
Purchase of initial assets from Manager	(204,272)
Net cash used for investing activities	(204,272)
Financing Activities
Proceeds from sale of common stock	225,000
Underwriting and offering costs	(14,730)
Net cash provided by financing activities	210,270
Net increase in cash and cash equivalents	7,786
Cash and cash equivalents, beginning of period	*
Cash and cash equivalents, end of period	$7,786
Supplementary non-cash investing activity
Issuance of common stock to Manager to purchase initial assets (Note 5)	$78,843

*	Less than $500

See Notes to Financial Statements.

Care Investment Trust Inc. — Notes to Consolidated Financial Statements

Note 1 — Organization

Care Investment Trust Inc., a Maryland corporation (‘‘we,’’ ‘‘Care’’ or the ‘‘Company’’), was organized in Maryland on March 26, 2007, as a real estate and finance company formed principally to invest in healthcare-related commercial mortgage debt and real estate. The Company was formed, and is externally managed by, CIT Healthcare LLC (‘‘CIT Healthcare’’ or the ‘‘Manager’’), a wholly-owned subsidiary of CIT Group Inc. (‘‘CIT’’) to leverage the Manager’s expertise and relationships in the healthcare marketplace. In its capacity as Manager, CIT Healthcare identifies assets for acquisition and performs loan origination, servicing and other activities on behalf of the Company.

Care provides financing to companies operating a full range of healthcare-related facilities, including skilled nursing facilities, hospitals, outpatient centers, surgery centers, senior housing, assisted living facilities, independent living facilities, continuing care retirement communities, medical office buildings, laboratories and other healthcare facilities. We provide mortgage financing secured by these healthcare facilities, including first lien mortgage loans, mezzanine loans, B notes and construction loans. Additionally, the Company intends to invest in healthcare real estate assets that are consistent with our investment guidelines, such as acquisitions of healthcare facilities.

On June 22, 2007 (commencement of operations), the Company acquired a portfolio of healthcare-related mortgage assets from the Manager with a fair value of approximately $283.1 million. Care received approximately $210.3 million (after underwriting discounts and other expenses related to the offering) from the closing of its initial public offering of its common stock on June 27, 2007 and utilized approximately $204.3 million as partial payment to purchase the initial assets from the Manager. The remainder of the purchase price was paid via the issuance of $78.8 million in common shares to the Manager.

Care intends to qualify as a real estate investment trust, or ‘‘REIT’’ under the Internal Revenue Code commencing with our taxable year ending December 31, 2007. To maintain our tax status as a REIT, we plan to distribute at least 90% of our taxable income to our stockholders.

At present, Care does not have any subsidiaries, but in the normal course of business, expects to form subsidiaries as necessary, including taxable REIT subsidiaries (‘‘TRS’’) and qualifying REIT subsidiaries (‘‘QRS’’).

Basis of Quarterly Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (‘‘GAAP’’) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by GAAP for complete financial statements. Financial statements in this Form 10-Q have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, considered necessary for fair presentation. Results of operations for interim periods are not necessarily representative of results expected for the full year.

Note 2 — Significant Accounting Policies

Segment Reporting

Statement of Financial Accounting Standards (‘‘SFAS’’) No. 131, Disclosure about Segments of an Enterprise and Related Information, establishes standards for the way that public entities report information about operating segments in the annual financial statements. We are a REIT focused on originating and acquiring healthcare-related commercial mortgage debt and real estate and currently operate in only one reportable segment.

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Loans and Investments

Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized up-front loan fees, acquisition premium and acquisition costs, unless such loans or investments are deemed to be impaired. At such time as we invest in preferred equity interests that allow us to participate in a percentage of the underlying property’s cash flows from operations and proceeds from a sale or refinancing, we must determine whether such investment should be accounted for as a loan, joint venture or as real estate at the inception or the investment. Care did not own any preferred equity investments at June 30, 2007.

The expense for possible credit losses in connection with loan investments is a charge to earnings to increase the allowance for possible credit losses to the level that management estimates to be adequate considering delinquencies, loss experience and collateral quality. Specific valuation allowances are established for impaired loans based on the fair value of collateral on an individual loan basis. The fair value of the collateral may be determined by an evaluation of operating cash flow from the property during the projected holding period, and estimated sales value computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less selling costs. Alternatively, for construction loans, the fair value of the collateral may be determined based on the estimated cost to complete and projected sales value of the property. Whichever method is used, other factors considered relate to geographic trends and project diversification, the size of the portfolio and current economic conditions. Based upon these factors, we will establish an allowance for possible credit losses. When it is probable that we will be unable to collect all amounts contractually due, the loan is considered impaired.

Where impairment is indicated, an impairment charge is recorded based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs. As of June 30, 2007, we had no impaired loans.

Revenue Recognition

Interest income on investments in loans is recognized over the life of the investment on the accrual basis. Fees received in connection with loans are recognized over the term of the loan as an adjustment to yield. Anticipated exit fees, whose collection is expected, will also be recognized over the term of the loan as an adjustment to yield. Unamortized fees are recognized when the associated loan investment is repaid before maturity on the date of such repayment. Premium and discount on purchased loans are amortized or accreted on the effective yield method over the remaining terms of the loans.

Income recognition will generally be suspended for loan investments at the earlier of the date at which payments become 90 days past due or when, in our opinion, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.

Deferred Financing Costs

Deferred financing costs represent commitment fees, legal and other third party costs associated with obtaining commitments for financing which result in a closing of such financing. These costs are amortized over the terms of the respective agreements and the amortization is reflected in interest expense. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financing transactions, which do not close, are expensed in the period in which it is determined that the financing will not close.

Stock-based Compensation Plans

We have two stock-based compensation plans, described more fully in Note 7. We account for the plans using the fair value recognition provisions of SFAS No. 123R, Accounting for Stock-Based

Compensation. SFAS No. 123R requires that compensation cost for stock based compensation be recognized ratably over the benefit period of the award. Because all of our stock-based compensation is issued to non-employees, the amount of compensation is to be adjusted in each subsequent reporting period based on the fair value of the award at the end of the reporting period until such time as the award has vested or the service being provided is substantially completed or, under certain circumstances, likely to be completed, whichever occurs first.

Derivative Instruments

We account for derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. In the normal course of business, we may use a variety of derivative instruments to manage, or hedge, interest rate risk. We will require that hedging derivative instruments be effective in reducing the interest rate risk exposure they are designated to hedge. This effectiveness is essential for qualifying for hedge accounting. Some derivative instruments may be associated with an anticipated transaction. In those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction will occur. Instruments that meet these hedging criteria will be formally designated as hedges at the inception of the derivative contract.

To determine the fair value of derivative instruments, we may use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. For the majority of financial instruments including most derivatives, long-term investments and long-term debt, standard market conventions and techniques such as discounted cash flow analysis, option-pricing models, replacement cost, and termination cost are likely to be used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

In the normal course of business, we are exposed to the effect of interest rate changes and limit these risks by following established risk management policies and procedures, which may include the use of derivatives. To address exposure to interest rates, we may use derivatives primarily to hedge the mark-to-market risk of our liabilities with respect to certain of our assets.

We may use a variety of commonly used derivative products that are considered ‘‘plain vanilla’’ derivatives. These derivatives typically include interest rate swaps, caps, collars and floors. We expressly prohibit the use of unconventional derivative instruments and using derivative instruments for trading or speculative purposes. Further, we have a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors, so we do not anticipate nonperformance by any of our counterparties.

We may employ swaps, forwards or purchased options to hedge qualifying forecasted transactions. Gains and losses related to these transactions are deferred and recognized in net income as interest expense in the same period or periods that the underlying transaction occurs, expires or is otherwise terminated.

Hedges that are reported at fair value and presented on the balance sheet could be characterized as either cash flow hedges or fair value hedges. For derivative instruments not designated as hedging instruments, the gain or loss resulting from the change in the estimated fair value of the derivative instruments will be recognized in current earnings during the period of change.

As of June 30, 2007, Care held no derivative instruments.

Income Taxes

We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code beginning with our taxable year ending December 31, 2007. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income tax on our taxable income at regular corporate rates and we will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distributions to stockholders. However, we believe that we will operate in such a manner as to qualify for treatment as a REIT and we intend to operate in the foreseeable future in such a manner so that we will qualify as a REIT for federal income tax purposes. We may, however, be subject to certain state and local taxes.

Underwriting Commissions and Costs

Underwriting commissions and costs incurred in connection with our initial public offering are reflected as a reduction of additional paid-in-capital.

Organization Costs

Costs incurred to organize Care have been expensed as incurred.

Earnings per Share

We present basic earning per share or EPS in accordance with SFAS No. 128, Earnings per Share. We also present diluted EPS, when diluted EPS is lower than basic EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount. At June 30, 2007, diluted EPS was the same as basic EPS because all outstanding restricted stock awards were anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, loan investments and interest receivable. We may place our cash investments in excess of insured amounts with high quality financial institutions. We perform ongoing analysis of credit risk concentrations in our loan investment portfolio by evaluating exposure to various markets, underlying property types, investment structure, term, sponsors, tenant mix and other credit metrics. The collateral securing our loan investments are real estate properties located in the United States.

New Accounting Pronouncements

In June, 2007, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 07-01, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting for Parent Companies and Equity Method Investors for Investments in Investment Companies. This SOP provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the Guide). Entities that are within the scope of the Guide are required, among other things, to carry their investments at fair value, with changes in fair value included in earnings. The provisions of this SOP are effective for the Company on January 1, 2008. The Company is currently evaluating this new guidance and has not determined whether it will be required to apply the provisions of the Guide in presenting its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which established a framework for calculating the fair value of assets and liabilities as required by numerous other accounting pronouncements, and expands disclosure requirements of the fair value of certain assets and liabilities. SFAS 157 is effective for us on January 1, 2008. The Company is currently evaluating the impact, if any, that the adoption of this statement will have on our consolidated financial statements.

In January 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement was issued with the intent to provide an alternative measurement treatment for certain financial assets and liabilities. The alternative measurement would permit fair value to be used for both initial and subsequent measurement, with changes in fair value recognized in earnings as those changes occur. This ‘‘Fair Value Option’’ would be available on an instrument-by- instrument basis. For us, SFAS 159 is effective for January 1, 2008. The Company is currently assessing the impact, if any, that adoption of this statement will have on our consolidated financial statements.

Note 3 — Investments in Loans

As of June 30, 2007, we held investments in variable rate loans and fixed rate loans of approximately $248.6 million and $34.5 million, respectively, net of unamortized premiums and discounts. These investments include senior whole loans and participations secured primarily by real estate property in the form of pledges of ownership interests, direct liens or other security interests. The investments are in various geographic markets in the United States. The variable rate investments carry a weighted average spread over LIBOR of 3.15% based on the contributed value of the loans. As of June 30, 2007, all of our loans had been acquired from our Manager (see Note 5). As of June 30, 2007 we held the following investments (in thousands) and all loans were performing in accordance with the terms of the loan agreements:

Property Type (a)	Location		Carrying Amount	Unamortized Prem/(Disc)	Manager’s Basis (b)	Interest Rate	Maturity Date
	City	State
SNF	Middle River	Maryland	$9,442	$232	$9,210	L+3.75%	3/31/11
SNF/ALF	Various	New Jersey	25,627	627	25,000	L+3.48%	12/8/08
SNF/ALF/IL	Various	Washington, Oregon	27,142	900	26,242	L+2.75%	10/4/11
SNF	Various	New Jersey	28,244	703	27,541	L+4.00%	1/31/11
SNF	Various	Michigan	24,025	121	23,904	L+2.25%	3/26/12
SNF	Various	Virginia	24,948	490	24,458	L+2.50%	3/1/12
SNF	Various	Texas	6,773	97	6,676	L+3.00%	6/30/11
SNF	Austin	Texas	5,519	40	5,479	L+3.00%	5/30/11
SNF/ICF	Various	Illinois	30,173	387	29,786	L+3.00%	10/31/11
SNF	San Antonio	Texas	10,842	106	10,736	L+3.50%	2/9/11
SNF/ALF	Nacogdoches	Texas	10,006	334	9,672	L+3.15%	10/2/11
SNF/Sr. Appts/ALF	Various	Texas, Louisiana	17,643	210	17,433	L+4.34%	2/1/11
ALF	Daytona Beach	Florida	3,733	(17)	3,750	L+3.43%	8/11/11
SNF/ALF/IL	Various	Ohio	34,590	99	34,491	8.15%	4/30/09
IL/ALF/ALZ	Vero Beach	Florida	24,383	238	24,145	L+2.75%	8/31/11
			$283,090	$4,567	$278,523

(a)	SNF refers to skilled nursing facilities; ALZ refers to Alzheimer facilities; ALF refers to assisted living facilities; IL refers to independent living facilities; ICF refers to independent care facilities; and Sr. Appts refers to senior living apartments.
(b)	The acquisition date of all investments is June 22, 2007.

The premium on the purchased portfolio is amortized on the effective yield method over the remaining term of the loans.

Note 4 — Debt Obligations

The acquisition of the initial portfolio of loans from the Manager was financed from proceeds of the initial public offering of the Company’s common stock and the issuance of common stock of the Company to the Manager. As of June 30, 2007, Care had no debt obligations or facilities in place to provide financing for the acquisition of future investments. We will use short-term financing, in the form of warehouse facilities, secured bank lines and repurchase agreements. Due to continuing disruption in the credit markets along with a material reduction in liquidity, efforts to finalize negotiations on these debt facilities are taking longer than originally anticipated (see Note 11). If we are unable to obtain financing on terms acceptable to us, we may be unable to grow the Company in accordance with our business plan.

Note 5 — Related Party Transactions

Management Agreement

In connection with our initial public offering, we entered into a Management Agreement with our Manager, which describes the services to be provided by our Manager and its compensation for those services. Under the Management Agreement, our Manager, subject to the oversight of the Board of Directors of Care, is required to manage the day-to-day activities of the Company, for which the Manager receives in turn a base management fee and is eligible for an incentive fee. The Manager is also entitled to charge the Company for certain expenses incurred on behalf of Care.

The Management Agreement has an initial term expiring on June 30, 2010, and will be automatically renewed for one-year terms thereafter unless either we or our Manager elect not to renew the Agreement. The base management fee is payable monthly in arrears in an amount equal to 1/12 of 1.75% of the Company’s stockholders’ equity at the end of each month, computed in accordance with U.S. generally accepted accounting principles, adjusted for certain items pursuant to the terms of the Management Agreement. Our Manager is also eligible to receive an incentive fee, payable quarterly in arrears based upon performance thresholds stipulated in the Management Agreement.

Our Manager may also be entitled to a termination fee, payable for non-renewal of the Management Agreement without cause, in an amount equal to three times the sum of the average annual base management fee and the average annual incentive fee, both as earned by our Manager during the two years immediately preceding the most recently completed calendar quarter prior to the date of termination. No termination fee is payable if we terminate the Management Agreement for cause.

Care is also responsible for reimbursing the Manager for its pro rata portion of certain expenses detailed in the Management Agreement, such as rent, utilities, office furniture, equipment, and overhead, among others, required for Care’s operations. Due to the limited number of days in operation for the period from June 22, 2007 (commencement of operations) to June 30, 2007, our Manager did not charge Care for any such expenses.

Transactions with our Manager during the period ended June 30, 2007 included:

•	The acquisition of our initial assets from our Manager upon the completion of Care’s initial public offering. The fair value of the acquisitions was approximately $283.1 million inclusive of approximately $4.6 million of loan premium. In exchange for these assets, we issued 5,256,250 shares of common stock to our Manager at a fair value of approximately $78.8 million and paid our Manager approximately $204.3 million in cash from the proceeds of our initial public offering.

•	Our issuance of 607,690 shares of common stock to our Manager concurrently with our initial public offering at fair value of $9,115,350 at date of grant. These shares vested immediately and therefore their fair value was expensed at issuance;

•	Our issuance of 133,333 shares of restricted common stock to our Manager’s employees, some who are also Care Investment Trust Inc. officers or directors, and 15,000 shares to our independent directors, with a total fair value of $2,224,995 at the date of grant. The shares granted to our Manager’s employees vest on June 22, 2010, three years from the date of grant. The shares granted to our independent directors vest ratably over the next three years on each anniversary of the date of grant. Pursuant to SFAS 123R, we recognized $18,542 in expense from June 22, 2007 (commencement of operations) to June 30, 2007 related to these grants. The remaining $2,206,453 of this compensation will be recognized over the remaining vesting period and the amount of the compensation adjusted to fair value at each measurement date pursuant to SFAS 123R;

•	Our $1,596,451 liability to our Manager for professional fees paid and other third party costs incurred by our Manager on behalf of Care related to the initial public offering of our common stock ($578,028) and business operations ($1,018,423); and

•	Our accrual of $56,252 for the Base Management Fee as required pursuant to our agreement with our Manager from June 22, 2007 (commencement of operations) to June 30, 2007.

Note 6 — Fair Value of Financial Instruments

The following disclosures of estimated fair value were determined by management using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, accrued interest and accounts payable balances reasonably approximate their fair values due to the short maturities of these items. The fair value investment in loans at June 30, 2007 approximates the fair value due to the short period between June 22, 2007 (commencement of operations), when the loans were contributed by the Manager at fair value, and June 30, 2007.

Note 7 — Stockholders’ Equity

Our authorized capital stock consists of 100,000,000 shares of Preferred Stock, $0.001 par value and 250,000,000 shares of common stock, $0.001 par value. As of June 30, 2007, no shares of Preferred Stock were issued and outstanding and 21,012,373 shares of common stock were issued and outstanding.

Equity Plan

We have adopted the Care Investment Trust Inc. Equity Plan, which provides for the issuance of equity-based awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock awards and other awards based on our common stock that may be made by us to our directors and officers and to our advisors and consultants who are providing services to the Company (which may include employees of our Manager and its affiliates) as of the date of the grant of the award. Shares of common stock to be issued to our independent directors in respect of their annual retainer fees will be issued under this plan.

An aggregate of 700,000 shares of our common stock are reserved for issuance under the Equity Plan, subject to adjustment under certain circumstances. Each stock option and stock appreciation right granted under the Equity Plan will have a term of no longer than 10 years, and will have an exercise or base price that is no less than 100% of the fair market value of our common stock on the date of the grant of the award. The other terms of stock options and stock appreciation rights granted by us under the Equity Plan will be determined by Care’s Board of Directors (the ‘‘plan administrator’’). Unless otherwise determined by the plan administrator, the holders of awards of restricted stock or restricted stock units will be entitled to receive dividends or, in the case of restricted stock units, dividend equivalents, which in either case will be payable at such time that dividends are paid on outstanding shares.

On June 22, 2007, 133,333 shares of common stock with a fair value of $1,999,995 were awarded to our Manager’s employees, some of whom are officers or directors of Care. The shares granted vest on June 22, 2010, three years from the date of grant. Pursuant to SFAS 123R, we recognized $16,667 in expense for the period from June 22, 2007 (commencement of operations) to June 30, 2007 related to these grants. The remaining $1,983,328 of the compensation will be recognized over the remaining vesting period and the amount of the compensation adjusted to fair value at each measurement date pursuant to SFAS 123R.

On June 22, 2007, 15,000 shares of common stock with a fair value of $225,000 were awarded to members of Care’s independent Board of Directors. The shares vest ratably on the first, second and third anniversaries of the grant. Care recognized $1,875 in compensation expense related to these grants for the period from June 22, 2007 (commencement of operations) to June 30, 2007. The remaining $223,125 of the compensation will be recognized over the remaining vesting period and the amount of the compensation adjusted to fair value at each measurement date pursuant to SFAS 123R.

As of June 30, 2007, 148,333 shares of our common stock had been granted pursuant to the Equity Plan and 551,667 shares remain available for future issuances. The Equity Plan will automatically expire on the 10th anniversary of the date it was adopted. Care’s Board of Directors may terminate, amend, modify or suspend the Equity Plan at any time, subject to stockholder approval in the case of amendments or modifications.

Schedule of Non Vested Shares — Equity Plan

	Grants to Directors	Grants to Manager’s Employees	Total Grants
Granted during the period	15,000	133,333	148,333
Vested	—	—	—
Forfeited	—	—	—
Balance at June 30, 2007	15,000	133,333	148,333

Vesting Schedule

June 22, 2008	5,000	—	5,000
June 22, 2009	5,000	—	5,000
June 22, 2010	5,000	133,333	138,333
	15,000	133,333	148,333

Manager Equity Plan

We have adopted the Care Investment Trust Inc. Manager Equity Plan, which provides for the issuance of equity-based awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock awards and other awards based on our common stock that may be made by us to our Manager. Our Manager may make awards to its employees and employees of its affiliates which are in the form of or based on the shares of our common stock acquired by our Manager under the Manager Equity Plan, in which case our Manager will make all determinations concerning the eligible employees of our Manager and its affiliates who may receive awards, which form the awards will take, and the terms and conditions of the awards.

An aggregate of 1,325,635 shares of our common stock are reserved for issuance under the Manager Equity Plan, subject to adjustment. Each stock option and stock appreciation right granted under the Manager Equity Plan will have a term of no longer than 10 years, and will have an exercise or base price that is no less than 100% of the fair market value of our common stock on the date of the grant of the award. The other terms of stock options and stock appreciation rights granted under the Manager Equity Plan will be determined by Care’s Board of Directors (the ‘‘plan administrator’’).

Unless otherwise determined by the plan administrator, the Manager will be entitled to receive dividends or, in the case of restricted stock units, dividend equivalents, in respect of restricted stock and restricted stock unit awards, which in either case will be payable at such time that dividends are paid on outstanding shares.

On June 22, 2007, upon completion of Care’s initial public offering of its common stock, we granted to our Manager 607,690 fully vested shares of our common stock under the Manager Equity Plan. These shares are subject to our Manager’s right to register the resale of such shares pursuant to a registration rights agreement we entered into with our Manager in connection with our initial public offering. Because these shares vest immediately, their fair value of $9,115,350 was expensed at issuance.

At June 30, 2007, 717,945 shares are available for future issuances under the Manager Equity Plan. The Manager Equity Plan will automatically expire on the 10th anniversary of the date it was adopted. Care’s Board of Directors may terminate, amend, modify or suspend the Manager Equity Plan at any time, subject to stockholder approval in the case of amendments or modifications.

Note 8 — Loss per Share

From June 22, 2007 (Commencement of Operations) to June 30, 2007
Loss per share – basic and diluted	$(0.43)
Numerator
Net Loss	$(8,897)
Denominator
Common Shares	20,864,040

Diluted loss per share was the same as basic loss per share at June 30, 2007 because all outstanding restricted stock awards were anti-dilutive.

Note 9 — Commitments and Contingencies

Several of our investments in loans have commitment amounts in excess of the amount that we have funded to date on such loans. At June 30, 2007, Care was obligated to provide approximately $7.6 million in additional financing at the request of our borrowers, subject to the borrowers’ compliance with their respective loan agreements.

Care is not presently involved in any material litigation nor, to our knowledge, is any material litigation threatened against us or our investments, other that routine litigation arising in the ordinary course of business. Management believes the costs, if any, incurred by us related to litigation will not materially affect our financial position, operating results or liquidity.

Note 10 — Financial Instruments: Derivatives and Hedging

At June 30, 2007, Care did not have any investments in derivatives or hedging instruments.

Note 11 — Subsequent Events

In July, 2007, a borrower informed Care of its intent to prepay its current loan obligation of $24.1 million in accordance with the terms of the underlying loan agreement. The loan to this borrower was part of the initial portfolio contributed by our Manager. Proceeds from the payment include a pre-payment fee of approximately $300,000 and were received on July 20, 2007.

Included in Other assets at June 30, 2007, are approximately $300,000 in deferred legal costs and professional fees incurred in connection with the possible acquisition of healthcare-related properties. Negotiations have been protracted and ongoing. Should we not be able to reach agreement with the counterparty, Care will recognize these expenses during the quarter-ending September 30, 2007.

Since June 30, 2007, investor concerns surrounding sub-prime mortgage credit risk, hedge fund losses, a large volume of unsuccessful leveraged loan syndications and related impact on the overall credit markets, including widening of credit spreads, have materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive. Consequently, our efforts to negotiate our warehouse facilities on terms favorable to us are taking longer than expected. Should the current market conditions continue, our ability to grow may be impeded. We are in discussions with several financial institutions relating to other short-term financings.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

and

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk

The following should be read in conjunction with the consolidated financial statements and notes included herein. This ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and ‘‘Quantitative and Qualitative Disclosures about Market Risk’’ contain certain non-GAAP financial measures. See ‘‘Non-GAAP Financial Measurements’’ for reconciliation of our non-GAAP financial measures to the comparable GAAP financial measures.

Overview

Care Investment Trust Inc. (all references to ‘‘Care’’, ‘‘the Company’’, ‘‘we’’, ‘‘us’’, and ‘‘our’’ means Care Investment Trust Inc.) is a newly-organized, real estate investment and finance company formed principally to invest in healthcare-related commercial mortgage debt and real estate. We provide financing to companies operating a full range of healthcare-related facilities, including skilled nursing facilities, hospitals, outpatient centers, surgery centers, senior housing, assisted living facilities, independent living facilities, continuing care retirement communities, medical office buildings, laboratories and other healthcare facilities. We intend to provide mortgage financing secured by these healthcare facilities, including first lien mortgage loans, mezzanine loans, B Notes and construction loans. In addition, we intend to make investments in healthcare real estate assets that are consistent with our investment guidelines, such as acquisitions of healthcare facilities.

Care is externally managed and advised by CIT Healthcare LLC (‘‘Manager’’), a wholly-owned subsidiary of CIT Group Inc. Our Manager is a healthcare finance company that offers a full-spectrum of financing solutions and related strategic advisory services to companies across the healthcare industry throughout the United States. Our Manager was formed in 2004 and is a wholly-owned subsidiary of CIT Group Inc., a leading commercial and consumer finance company that provides clients with financing and leasing products and advisory services. We intend to qualify as a real estate investment trust, or REIT, for federal income tax purposes and will elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, commencing with our taxable year ending December 31, 2007. We generally will not be subject to federal taxes on our taxable income to the extent that we distribute our taxable income to stockholders and maintain our qualification as a REIT.

We intend to utilize leverage in accordance with our investment guidelines in order to increase our overall returns. Our investment guidelines state that our leverage will generally not exceed 80% of the total value of our investments. Current conditions in the credit markets have resulted in significantly reduced availability of liquidity and may require Care to utilize less leverage in the near term, resulting in slower growth than planned. We anticipate in the long term, when credit markets stabilize and liquidity becomes available, that our overall leverage will be between 70% and 80% of the total value of our investments, but our actual leverage will depend on our mix of investments and the cost of leverage. Our charter and bylaws do not limit the amount of indebtedness we can incur, and our board of directors has discretion to deviate from or change our investment guidelines at any time. We will use leverage for the sole purpose of financing our portfolio and not for the purpose of speculating on changes in interest rates. Our financing strategy focuses on the use of match-funded financing structures. Accordingly, we will seek to match the maturities and/or repricing schedules of our financial obligations with those of our investments to minimize the risk that we will have to refinance our liabilities prior to the maturities of our investments and to reduce the impact of changing interest rates on earnings.

We will use short-term financing, in the form of warehouse facilities, secured bank lines and repurchase agreements. These short-term financing structures are typically in the form of collateralized loans made to borrowers who invest in securities and loans and, in turn, pledge the resulting securities and loans to the lender. We are currently negotiating a warehouse facility with Column Financial Inc, an affiliate of Credit Suisse Securities, LLC. In addition, we are in discussions with several financial institutions relating to other short-term financings. For longer-term funding, we expect that as our portfolio of assets becomes large enough and when the securitized credit markets stabilize, we will enter into collateralized debt obligations (‘‘CDOs’’) or commercial mortgage-backed securities (‘‘CMBS’’), as well as other match-funded secured financing structures. We also intend to finance a portion of the purchase price of our investments in real estate by borrowing property-specific non-recourse debt from third parties.

We have not invested in any loans that contain assets that could be classified as sub-prime residential mortgages. We do not anticipate that losses in the sub-prime residential mortgage market will affect our portfolio of healthcare-related commercial mortgages. However, continued turmoil in the sub-prime residential market may have an effect on the commercial mortgage market in general, including reduced liquidity and general availability of credit.

As of June 30, 2007, we held investment in variable rate and fixed rate loans of approximately $248.6 million and $34.5 million, net of premiums, respectively. These loans are principally first mortgage loans or term loans secured by first mortgages. The investments are in various geographic markets within the United States. As of June 30, 2007, none of these loans were delinquent or in default.

Critical Accounting Policies

Loans and Investments

Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized up-front loan fees, acquisition premium and acquisition costs, unless such loan or investment is deemed to be impaired. At such time as we invest in preferred equity interests that allow us to participate in a percentage of the underlying property’s cash flows from operations and proceeds from a sale or refinancing, we must determine whether such investment should be accounted for as a loan, joint venture or as real estate at the inception of the investment. Care did not own any preferred equity investments at June 30, 2007.

The expense for possible credit losses in connection with loan investments is a charge to earnings to increase the allowance for possible credit losses to the level that management estimates to be adequate considering delinquencies, loss experience and collateral quality. Specific valuation allowances are established for impaired loans based on the fair value of collateral on an individual loan basis. The fair value of the collateral may be determined by an evaluation of operating cash flow from the property during the projected holding period, and estimated sales value computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less selling costs. Alternatively, for construction loans, the fair value of the collateral may be determined based on the estimated cost to complete and projected sales value of the property. Whichever method is used, other factors considered relate to geographic trends and project diversification, the size of the portfolio and current economic conditions. Based upon these factors, we will establish an allowance for possible credit losses. When it is probable that we will be unable to collect all amounts contractually due, the loan is considered impaired.

Where impairment is indicated, an impairment charge is recorded based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs. As of June 30, 2007, we had no impaired loans and accordingly, no allowance for loan losses.

We rely on significant subjective judgments and assumptions of our Manager regarding the above items. There may be a material impact to these financial statements if our Manager’s judgment or assumptions are subsequently determined to be incorrect.

Revenue Recognition

Interest income on investments in loans is recognized over the life of the investment on the accrual basis. Fees received in connection with loans are recognized over the term of the loan as an adjustment to yield. Anticipated exit fees, whose collection is expected, will also be recognized over the term of the loan as an adjustment to yield. Unamortized fees are recognized when the associated loan investment is repaid before maturity on the date of such repayment. Premium and discount on purchased loans are amortized or accreted on the effective yield method over the remaining terms of the loans.

Income recognition will generally be suspended for loan investments at the earlier of the date at which payments become 90 days past due or when, in our opinion, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.

Stock-based Compensation Plans

We account for stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards (‘‘SFAS’’) 123R, Accounting for Stock-Based Compensation. SFAS 123R requires that compensation cost for stock based compensation be recognized ratably over the benefit period of the award. Because all of our stock-based compensation is issued to non-employees, the amount of compensation is to be adjusted, in accordance with Emerging Issues Task Force (‘‘EITF’’) 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services, in each subsequent reporting period based on the fair value of the award at the end of the reporting period until such time as the award has vested or the service being provided is substantially completed or, under certain circumstances, likely to be completed, which ever occurs first.

Income Taxes

We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code beginning with our taxable year ending December 31, 2007. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income tax on our taxable income at regular corporate rates and we will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distributions to stockholders. However, we believe that we will operate in such a manner as to qualify for treatment as a REIT and we intend to operate in the foreseeable future in such a manner so that we will qualify as a REIT for federal income tax purposes. We may, however, be subject to certain state and local taxes.

Recently Issued Accounting Pronouncements

In June, 2007, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 07-01, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting for Parent Companies and Equity Method Investors for Investments in Investment Companies. This SOP provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the Guide). Entities that are within the scope of the Guide are required, among other things, to carry their investments at fair value, with changes in fair value included in earnings. The provisions of this SOP are effective for the Company on January 1, 2008. The Company is currently evaluating this new guidance and has not determined whether it will be required to apply the provisions of the Guide in presenting its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which established a framework for calculating the fair value of assets and liabilities as required by numerous other accounting pronouncements, and expands disclosure requirements of the fair value of certain assets and liabilities. SFAS 157 is effective for us on January 1, 2008. The Company is currently evaluating the impact, if any, that the adoption of this statement will have on our consolidated financial statements.

In January 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement was issued with the intent to provide an alternative measurement treatment for certain financial assets and liabilities. The alternative measurement would permit fair value to be used for both initial and subsequent measurement, with changes in fair value recognized in earnings as those changes occur. This ‘‘Fair Value Option’’ would be available on an instrument-by-instrument basis. For us, SFAS 159 is effective for January 1, 2008. The Company is currently assessing the impact, if any, that adoption of this statement will have on our consolidated financial statements.

Results of Operations

For the period from June 22, 2007 (commencement of operations) to June 30, 2007

Revenue

We earned investment income of $573,385 from June 22, 2007 (commencement of operations) through June 30, 2007, which was generated on our portfolio of 15 mortgage and real estate related investments. We did not utilize leverage during the period and therefore did not incur any interest expense related to the financing of our investments. In order to increase our net income and therefore the available dividend to our stockholders we intend to pursue a strategy of acquiring additional investments by leveraging our portfolio of investments through a warehouse facility and other borrowings. As Care is not currently levered, income from investments on loans for the period from June 22, 2007 through June 30, 2007 is not representative of the Company’s business plan.

Other Income of $3,202 for the period from June 22, 2007 (commencement of operations) to June 30, 2007 represents interest earned on cash balances from the proceeds from our initial public offering invested in overnight funds at money market rates.

Expenses

We recorded total related party expenses of $56,252 consisting of the base management fee payable to our Manager under our management agreement. Certain other expenses for services provided by our Manager under the terms of the management agreement were not billed due to the limited number of days in operation for the period ended June 30, 2007.

Included in our expenses is stock based non-employee compensation related to our issuance of 133,333 shares of restricted common stock to our Manager’s employees, some of whom are also Care officers or directors, and 15,000 shares to our independent directors with a total fair value of $2,224,995 at the date of grant. The shares granted to our Manager’s employees vest on June 22, 2010, three years from the date of grant. The shares granted to our independent directors vest ratably over the next three years on each anniversary of the date of grant. Pursuant to SFAS 123R, we recognized $18,542 in expense from June 22, 2007 (commencement of operations) to June 30, 2007 related to these stock grants. The remaining $2,206,453 of this compensation will be recognized over the remaining vesting period and the amount of the compensation adjusted to fair value at each measurement date pursuant to SFAS 123R.

Marketing, general and administrative expenses were $283,289 for the period from June 22, 2007 (commencement of operations) to June 30, 2007, which represent professional fees, insurance and general overhead costs for the Company. We had $19,761 of expenses relating to our formation involving miscellaneous non-recurring costs for initial setup, design and related work.

As discussed above, we also recorded non-employee compensation expense of $9,115,350 related to the issuance of 607,690 shares of our common stock to our Manager pursuant to the Manager Equity Plan. The 607,690 shares represent approximately 46% of the total shares available under the plan and 717,945 shares remain available under the Manager Equity Plan.

The management fees, expense reimbursements, formation costs and the relationship between our Manager and us are discussed further in ‘‘Related Party Transactions.’’

We had a net loss of $8,896,846 for the period from June 22, 2007 (commencement of operations) to June 30, 2007. The net loss includes the issuance of 607,690 shares of our common stock to our Manager with a fair value of $9,115,350. The loss includes $19,761 in expenses relating to our formation involving professional services for initial setup, design and related work.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain loans and other investments, pay dividends and other general business needs. Our primary source of funds for liquidity consists of funds we raised in our initial public offering in June 2007. Additional sources of liquidity will be net cash provided by operating activities, repayment of principal by our borrowers in connection with our loans and investments, borrowings under warehouse facilities currently under negotiation, the issuance by us or special purpose vehicles owned by us of fixed income securities collateralized by certain of our investments and the issuance by us of preferred equity or common equity in secondary offerings.

We believe these sources of financing, including the net proceeds of our initial public offering, will be sufficient to meet our near-term liquidity needs. Since our initial public offering in June 2007, liquidity in the global credit markets has been curtailed and interest rate spreads have widened significantly. Concerns stemming from the sub-prime residential mortgage market in the United States have spilled over to other sectors of the credit markets, including securitized financing vehicles such as short-term warehouse facilities and longer-term structures such as CDOs and CMBS. This disruption in the credit markets may impede our ability to grow in the short-term until the credit markets return to a more normal environment. We are continuing to negotiate on warehouse facilities; however, the terms of the facilities under negotiation are likely to be more restrictive with respect to advance rates and possibly more expensive than we originally planned.

Our ability to meet our long-term liquidity and capital resource requirements will be subject to obtaining additional debt financing and equity capital. If we are unable to renew, replace or expand our sources of financing on substantially similar terms, it may have an adverse effect on our business, results of operations, and ability to make distributions to our stockholders. Depending on market conditions, we expect that once we are fully levered, our debt financing will be in the range of 70% to 80% of the carrying value of our total assets. Any indebtedness we incur will likely be subject to continuing covenants and we will likely be required to make continuing representations and warranties about our company in connection with such debt. Our debt financing terms may require us to keep un-invested cash on hand, or to maintain a certain portion of our assets free of liens, each of which could serve to limit our borrowing ability. Moreover, our debt may be secured by our assets. If we default in the payment of interest or principal on any such debt, breach any representation or warranty in connection with any borrowing or violate any covenant in any loan document, our lender may accelerate the maturity of such debt requiring us to immediately repay all outstanding principal. If we are unable to make such payment, our lender could foreclose on our assets that are pledged as collateral to such lender. The lender could also sue us or force us into bankruptcy. Any such event would have a material adverse effect on our liquidity and the value of our common stock. In addition, posting additional collateral to support our credit facilities will reduce our liquidity and limit our ability to leverage our assets.

To maintain our status as a REIT under the Internal Revenue Code, we must distribute annually at least 90% of our taxable income. These distribution requirements limit our ability to retain earnings and thereby replenish or increase capital for operations. However, we believe that, when the credit markets return to normal conditions, our significant capital resources and access to financing will provide us with financial flexibility at levels sufficient to meet current and anticipated capital requirements, including funding new lending and investment opportunities, paying distributions to our stockholders and servicing our debt obligations.

Capitalization

As of June 30, 2007, we had 21,012,373 shares of common stock outstanding.

Quantitative and Qualitative Disclosures about Market Risk

Market risk includes risks that arise from changes in interest rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risks to which we will be exposed are real estate and interest rate risks.

Real Estate Risk

Commercial mortgage assets and net operating income derived from such properties are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions which may be adversely affected by industry slowdowns and other factors, local real estate conditions (such as an oversupply of retail, industrial, office or other commercial space), changes or continued weakness in specific industry segments, construction quality, age and design, demographic factors, retroactive changes to building or similar codes, and increases in operating expenses (such as energy costs). In the event net operating income decreases, or the value of property held for sale decreases, a borrower may have difficulty repaying our loans, which could result in losses to us. Even when a property’s net operating income is sufficient to cover the property’s debt service, at the time a loan is made, there can be no assurance that this will continue in the future.

Turmoil in the residential mortgage market may continue to have an effect on the commercial mortgage market and real estate industry in general.

Interest Rate Risk

Interest rate risk is highly sensitive to many factors, including the availability of liquidity, governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control.

Our operating results will depend in large part on differences between the income from our assets and our borrowing costs. Most of our assets and borrowings are expected to be variable-rate instruments that we will finance with variable rate debt. The objective of this strategy is to minimize the impact of interest rate changes on the spread between the yield on our assets and our cost of funds. Although we have not done so to date, we may enter into hedging transactions with respect to all liabilities relating to fixed rate assets in the future. If we were to finance fixed rate assets with variable rate debt and the benchmark for our variable rate debt increased, our net income would decrease. Furthermore, as most of our planned financing will allow the lender to mark our assets to market and make margin calls based on a change in the value of our assets, financing fixed rate assets with floating rate debt will create the risk that an increase in fixed rate benchmarks (such as ‘‘swap’’ yields) would decrease the value of our fixed rate assets. Some of our loans may be subject to various interest rate floors. As a result, if interest rates fall below the floor rates, the spread between the yield on our assets and our cost of funds will increase, which will generally increase our returns.

In the event of a significant rising interest rate environment and/or economic downturn, delinquencies and defaults could increase and result in credit losses to us, which could adversely affect our liquidity and operating results. Further, such delinquencies or defaults could have an adverse effect on the spreads between interest-earning assets and interest-bearing liabilities.

Our funding strategy involves leveraging our investments through borrowings, generally through the use of warehouse facilities, bank credit facilities, repurchase agreements, secured loans, securitizations, including the issuance of CDOs or Commercial Mortgage Bond Securities, loans to entities in which we hold, directly or indirectly, interests in pools of assets, and other borrowings. In the short-term we intend to use warehouse lines of credit to finance the acquisition of assets until a sufficient quantity of eligible assets is accumulated, at which point we intend to refinance through a CDO securitization or other long-term secured financing. Currently, the availability of liquidity through CDOs is very limited due to investor concerns surrounding sub-prime mortgage credit risk, hedge fund losses, the large volume of unsuccessful leveraged loan syndications and related impact on the overall credit markets. These concerns have materially impacted liquidity in the debt markets, making financing terms for borrowers significantly less attractive. A prolonged downturn in the term CDO and CMBS markets may cause us to seek alternative sources of potentially less attractive financing, and may impede our ability to grow the Company in accordance with our business plan.

Contractual Obligations

The table below summarizes our contractual obligations as of June 30, 2007 (Amounts in thousands).

	2007	2008	2009	2010	2011+
Commitments to fund loans	$6.5	$1.1	$—	$—	$—

The estimated amounts and timing of the commitments presented above are based on projections based on data provided by borrowers. The projections are subject to adjustments based on changes in borrowers’ needs. Any amounts due to our Manager under the management agreement are not included in the table above because such amounts are not fixed and determinable.

Off-Balance Sheet Arrangements

As of June 30, 2007, we had no off-balance sheet arrangements.

Dividends

To maintain our qualification as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, determined before taking into consideration the dividends paid deduction and net capital gains. We intend to pay regular quarterly dividends to our stockholders. Before we pay any dividend, whether for Federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under our secured credit facility, we must first meet both our operating requirements and any scheduled debt service on our outstanding borrowings.

Related Party Transactions

Contribution Agreement

We and our Manager entered into a contribution agreement, pursuant to which our Manager contributed a portfolio of initial assets to us and we issued to our Manager restricted shares of our common stock and cash. Our Manager determined that the fair value of the assets contributed was approximately $283.1 million on June 22, 2007 inclusive of approximately $4.6 million in premium. The initial assets were acquired in exchange for approximately $204.3 million in cash from the proceeds of our initial public offering and 5,256,250 restricted shares of our common stock at a fair value of approximately $78.8 million. We recorded each initial asset we purchased at its fair value.

Management Agreement

In connection with our initial public offering, we entered into a management agreement with our Manager which describes the services to be provided by our Manager and its compensation for those services. Under the management agreement, our Manager, subject to the oversight of our board of directors, is required to conduct our business affairs in conformity with the policies and the investment guidelines that are approved by our board of directors. The management agreement has an initial term expiring on June 30, 2010, and will automatically be renewed for one-year terms thereafter unless terminated by us or our Manager.

Please see Note 5. Related Party Transactions — Management Agreement in the Notes To Consolidated Financial Statements in Part I — Item 1 for a summary description of the compensation, fees and costs payable to our Manager.

Transactions with our Manager included:

•	The acquisition of our initial assets from our Manager upon the completion of Care’s initial public offering. The fair value of the acquisitions was approximately $283.1 million inclusive of approximately $4.6 million in premium. In exchange for these assets, we issued 5,256,250 restricted shares of common stock to our Manager at a fair value of approximately $78.8 million and paid approximately $204.3 million in cash from the proceeds of our initial public offering.

•	Our issuance of 607,690 shares of common stock issued to our Manager concurrently with our initial public offering at fair value of $9,115,350 at date of grant. These shares vested immediately and therefore their fair value was expensed at issuance;

•	Our issuance of 133,333 shares of restricted common stock to our Manager’s employees, some who are also Care officers or directors, and 15,000 shares to our independent directors, with a total fair value of $2,224,995 at the date of grant. The shares granted to our Manager’s employees vest on June 22, 2010, three years from the date of grant. The shares granted to our independent directors vest ratably over the next three years on each anniversary of the date of grant. Pursuant to SFAS 123R, we recognized $18,542 in expense from June 22, 2007 (commencement of operations) to June 30, 2007 related to these grants. The remaining $2,206,453 of this compensation will be recognized over the remaining vesting period and the amount of the compensation adjusted to fair value at each measurement date pursuant to SFAS 123R;

•	Our $1,596,451 liability to our Manager for professional fees paid and other third party costs incurred by our Manager on behalf of Care related to the initial public offering of our common stock ($578,028) and business operations ($1,018,423); and

•	Our accrual of $56,252 for the Base Management Fee as required pursuant to our agreement with our Manager from June 22, 2007 (commencement of operations) to June 30, 2007.

Funds from Operations

Funds from Operations, or FFO, which is a non-GAAP financial measure, is a widely recognized measure of REIT performance. We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts, or NAREIT, which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than we do.

The revised White Paper on FFO, approved by the Board of Governors of NAREIT in April 2002 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.

Adjusted Funds from Operations

Adjusted Funds from Operations, or AFFO, is a non-GAAP financial measure. We compute AFFO in accordance with our management agreement’s definition of FFO and as such it may not be comparable to AFFO reported by other REITs that do not compute AFFO on the same basis. Our management agreement defines FFO, for purposes of the agreement, to mean net income (loss) (computed in accordance with GAAP), excluding gains (losses) from debt restructuring and gains (losses) from sales of property, plus depreciation and amortization on real estate assets and non-cash equity compensation expense, and after adjustments for unconsolidated partnerships and joint ventures; provided, that the foregoing calculation of Funds From Operations shall be adjusted to exclude one-time events pursuant to changes in GAAP and may be adjusted to exclude other non-cash charges after discussion between the Manager and the independent directors, and approval by the majority of the independent directors in the case of non-cash charges.

FFO and AFFO

We believe that FFO and AFFO are helpful to investors as measures of the performance of a REIT because, along with cash flow from operating activities, financing activities and investing activities, FFO and AFFO provide investors with an indication of our ability to incur and service debt, to make investments and to fund other cash needs. AFFO, as defined in our agreement with our Manager, also provides the basis for the computation of the amount of the Management Incentive Fee payable to our Manager.

Neither FFO nor AFFO represent cash generated from operating activities in accordance with GAAP and they should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of our financial performance or cash flow from operating activities (determined in accordance with GAAP), as a measure of our liquidity, nor are they indicative of funds available to fund our cash needs, including our ability to make cash distributions.

FFO and AFFO for the period from June 22, 2007 (commencement of operations) to June 30, 2007 were as follows (in thousands except per share data):

	FFO for the period from June 22, 2007 (Commencement of Operations) to June 30, 2007 (Unaudited)	AFFO for the period from June 22, 2007 (Commencement of Operations) to June 30, 2007 (Unaudited)
Net Loss	$(8,897)	$(8,897)
Add:
Stock-based compensation to Manager	—	9,115
Stock based non-employee compensation	—	19
Funds From Operations and Adjusted Funds From Operations	$(8,897)	$237
Net cash provided by operating activities	$1,788	$1,788
Net cash used in investing activities	$(204,272)	$(204,272)
Net cash provided by financing activities	$210,270	$210,270
FFO and Adjusted FFO per share basic	$(0.43)	$0.01
FFO and Adjusted FFO per share diluted	$(0.43)	$0.01

Forward-Looking Information

We make forward looking statements in this Form 10-Q that are subject to risks and uncertainties. These forward looking statements include information about possible or assumed future results of our business and our financial condition, liquidity, results of operations, plans and objectives. They also include, among other things, statements concerning anticipated revenues, income or loss, capital expenditures, dividends, capital structure, or other financial terms, as well as statements regarding subjects that are forward looking by their nature, such as:

•     our business and financing strategy;

•     our ability to obtain future financing arrangements;

•     our ability to acquire investments on attractive terms;

•     our understanding of our competition;

•     our projected operating results;

•     market trends;

•     estimates relating to our future dividends;

•     completion of any pending transactions;

•     projected capital expenditures; and

•     the impact of technology on our operations and business.

The forward looking statements are based on our beliefs, assumptions, and expectations of our future performance, taking into account the information currently available to us. These beliefs, assumptions, and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, and results of operations may vary materially from those expressed in our forward looking statements. You should carefully consider this risk when you make a decision concerning an investment in our securities, along with the following factors, among others, that could cause actual results to vary from our forward looking statements:

•	the factors referenced in this Form 10-Q, including those set forth under the section captioned ‘‘Risk Factors’’;

•	general volatility of the securities markets in which we invest and the market price of our common stock;

•	changes in our business or investment strategy;

•	changes in healthcare laws and regulations;

•	availability, terms and deployment of capital;

•	availability of qualified personnel;

•	changes in our industry, interest rates, the debt securities markets, the general economy or the commercial finance and real estate markets specifically;

•	the degree and nature of our competition;

•	the performance and financial condition of borrowers, operators and corporate customers;

•	increased rates of default and/or decreased recovery rates on our investments;

•	increased prepayments of the mortgage and other loans underlying our mortgage-backed or other asset-backed securities;

•	changes in governmental regulations, tax rates and similar matters;

•	legislative and regulatory changes (including changes to laws governing the taxation of REITs or the exemptions from registration as an investment company);

•	availability of investment opportunities in real estate-related and other securities;

•	the adequacy of our cash reserves and working capital; and

•	the timing of cash flows, if any, from our investments.

When we use words such as ‘‘will likely result,’’ ‘‘may,’’ ‘‘shall,’’ ‘‘believe,’’ ‘‘expect,’’ ‘‘anticipate,’’ ‘‘project,’’ ‘‘intend,’’ ‘‘estimate,’’ ‘‘goal,’’ ‘‘objective,’’ or similar expressions, we intend to identify forward looking statements. You should not place undue reliance on these forward looking statements. We are not obligated to publicly update or revise any forward looking statements, whether as a result of new information, future events, or otherwise.

Item 4.    Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Notwithstanding the foregoing, no matter how well a control system is designed and operated, it can provide only reasonable, not absolute, assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls over Financial Reporting

We began operations on June 22, 2007 and therefore all current internal controls were implemented during the period covered by this quarterly report. There has been no change in our internal control over financial reporting during the period from June 22, 2007 through June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.    Other Information

ITEM 1.    Legal Proceedings

Care is not presently involved in any material litigation nor, to our knowledge, is any material litigation threatened against us or our investments, other that routine litigation arising in the ordinary course of business. Management believes the costs, if any, incurred by us related to litigation will not materially affect our financial position, operating results or liquidity.

ITEM 1A.    Risk Factors

Risk Factors

There have been no material changes to the risk factors previously disclosed in the prospectus filed pursuant to Rule 424b(4) on June 21, 2007 with the Securities and Exchange Commission in connection with our initial public offering, except for a continued disruption in the Collateralized Debt Obligation (CDO) market and other sectors of the credit markets, as discussed below.

Our funding strategy involves leveraging our investments through borrowings, generally through the use of warehouse facilities, bank credit facilities, repurchase agreements, secured loans, securitizations, including the issuance of CDOs or Commercial Mortgage Bond Securities, loans to entities in which we hold, directly or indirectly, interests in pools of assets, and other borrowings. In the short-term we intend to use warehouse lines of credit to finance the acquisition of assets until a sufficient quantity of eligible assets is accumulated, at which point we intend to refinance through a CDO securitization or other long-term secured financing. Currently, the availability of liquidity through CDOs is very limited due to investor concern surrounding sub-prime mortgage credit risk, hedge fund losses, the large volume of unsuccessful leveraged loan syndications and related impact on the overall credit markets. These concerns have materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive. A prolonged downturn in the term CDO and CMBS markets may cause us to seek alternative sources of potentially less attractive financing, and may impede our ability to grow the Company in accordance with our plan.

ITEM 2.    Changes in Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Sale of Registered Securities

On June 22, 2007, the Securities and Exchange Commission declared effective a registration statement of Care Investment Trust Inc. (the ‘‘Company’’) on Form S-11 (File No. 333-141634) (the ‘‘Registration Statement’’), relating to the Company’s initial public offering (the ‘‘IPO’’) of up to 15,000,000 shares of common stock, par value $0.001 per share (the ‘‘Common Stock’’) through underwriters, of which Credit Suisse Securities (USA) LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as managing underwriters, including 2,250,000 shares of common stock issuable pursuant to an over-allotment option granted to the underwriters.

On June 27, 2007, the Company issued 15,000,000 shares of common stock in the IPO (the ‘‘IPO shares’’), at a price to the public of $15.00 per share, for an aggregate offering price of approximately $225,000,000. Included in the IPO shares were 1,725,000 shares purchased by CIT Real Estate Holding Corporation (‘‘Real Estate Holding’’), a wholly owned subsidiary of CIT Group Inc. at the initial offering price.

The underwriters received a gross discount of $15,187,500, reduced by an expense reimbursement of $562,500 and a refund of $1,681,875 on the commission related to the 1,725,000 shares purchased by Real Estate Holding. The net proceeds to the Company on the sale of the 15,000,000 shares in the

IPO, after deducting the underwriting discount on the shares, reimbursements from the underwriters, and offering expenses, were approximately $210.3 million. Approximately $204.3 million of the net proceeds of the IPO were used to fund a portion of the purchase price for the contribution of the initial assets from the Manager, with remainder of the proceeds earmarked for operating needs. The underwriters did not exercise this option to purchase an additional 2,250,000 shares of common stock to cover over-allotments.

ITEM 6.    Exhibits

Except as indicated by an asterisk (*), the following exhibits are filed herewith as part of this Form 10-Q.

(a)    Exhibits

3.1	Amended and Restated Articles of Incorporation
3.2	Amended and Restated By-laws of the Registrant
10.1	Registration Rights Agreement
10.2	Management Agreement
10.3	Contribution Agreement
10.4	Care Investment Trust Inc. Equity Plan
10.5	Manager Equity Plan
10.6	Form of Indemnification Agreement entered into by the Registrant’s directors and officers, incorporated by reference to Exhibit 10.9 of the Registrant’s Form S-11, as amended (Registration No. 333141634)*
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Care Investment Trust, Inc.
By: /s/ Robert O’Neill
Robert O’Neill Chief Financial Officer, Treasurer and Secretary

August 14, 2007

EXHIBIT INDEX

Except as indicated by an asterisk (*), the following exhibits are filed herewith as part of this Form 10-Q

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation
3.2	Amended and Restated By-laws of the Registrant
10.1	Registration Rights Agreement
10.2	Management Agreement
10.3	Contribution Agreement
10.4	Care Investment Trust Inc. Equity Plan
10.5	Manager Equity Plan
10.6	Form of Indemnification Agreement entered into by the Registrant’s directors and officers, incorporated by reference to Exhibit 10.9 of the Registrant’s Form S-11, as amended (Registration No. 333141634)*
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002