Form 10-Q
period 2007-09-30
Care Investment Trust Inc.
filed 2007-11-14
CIK 1393726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

As of November 12, 2007, there were 21,017,588 shares, par value $0.001, of the registrant’s common stock outstanding.

Part I — Financial Information

ITEM 1.    Financial Statements

Care Investment Trust Inc.

Consolidated Balance Sheet — Unaudited
(dollars in thousands — except share and per share data)

September 30, 2007
Assets:
Cash and cash equivalents	$23,919
Investments in loans (Note 3)	271,990
Accrued interest receivable	2,336
Other assets	2,475
Total Assets	$300,720
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$2,026
Accrued expenses payable to related party (Note 5)	3,564
Other liabilities	1,924
Total Liabilities	7,514
Commitments and Contingencies (Note 9)
Stockholders’ Equity:
Common stock: $0.001 par value, 250,000,000 shares authorized, issued and outstanding: 21,012,373	21
Additional paid-in-capital	298,368
Accumulated deficit	(5,183)
Total Stockholders’ Equity	293,206
Total Liabilities and Stockholders’ Equity	$300,720

See Notes to Consolidated Financial Statements.

Care Investment Trust Inc.

Consolidated Statements of Operations (Unaudited)
(dollars in thousands — except share and per share data)

	Three Months Ended September 30, 2007	Period from June 22, 2007 (Commencement of Operations) to September 30, 2007
Revenues
Income from investment in loans	$5,907	$6,480
Other income	217	220
Total Revenues	6,124	6,700
Expenses
Management fees to related party	1,279	1,335
Stock-based compensation to Manager	—	9,115
Stock-based compensation – other	142	161
Marketing, general and administrative	989	1,272
Total Expenses	2,410	11,883
Net income (loss)	$3,714	$(5,183)
Income (loss) per share of common stock
Net income (loss), basic and diluted	$0.18	$(0.25)
Basic and diluted weighted average common shares outstanding	20,864,040	20,864,040

See Notes to Consolidated Financial Statements.

Care Investment Trust Inc.

Consolidated Statement of Stockholders’ Equity (Unaudited)
(dollars in thousands)

	Common Stock				Additional Paid in Capital		Accumulated Deficit	Total
	Shares	Par Value
Balance at June 22, 2007 (Commencement of Operations)	100	$		*	$	*	$—	$	*
Proceeds from public offering of common stock	15,000,000		15			224,985	—		225,000
Underwriting and offering costs						(14,730)	—		(14,730)
Issuance of common stock for the acquisition of initial assets from Manager	5,256,250		5			78,838	—		78,843
Stock-based compensation to Manager in common stock pursuant to the Care Investment Trust Inc. Manager Equity Plan	607,690		1			9,114	—		9,115
Stock-based compensation to non-employees in common stock pursuant to the Care Investment Trust Inc. Equity Plan	148,333			*		2,225	—		2,225
Unamortized portion of unvested common stock issued pursuant to the Care Investment Trust Inc. Equity Plan	—		—			(2,064)	—		(2,064)
Net loss for the period from June 22, 2007 (Commencement of Operations) to September 30, 2007	—		—			—	(5,183)		(5,183)
Balance at September 30, 2007	21,012,373		$21			$298,368	$(5,183)		$293,206

*	Less than $500

See Notes to Consolidated Financial Statements.

Care Investment Trust Inc.

Consolidating Statement of Cash Flows (Unaudited)
(dollars in thousands)

Period from June 22, 2007 (Commencement of Operations) to September 30, 2007
Cash Flow From Operating Activities
Net loss:	$(5,183)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of premium paid on investments in loans	268
Stock-based compensation to Manager	9,115
Stock-based non-employee compensation	161
Amortization of fees	(72)
Net gain on prepayment of loan	(65)
Changes in operating assets and liabilities:
Accrued interest receivable	(2,336)
Other assets	(2,475)
Accounts payable and accrued expenses	5,590
Other liabilities	1,924
Net cash provided by operating activities	6,927
Cash Flow From Investing Activities
Purchase of initial assets from Manager	(204,272)
Loan repayments	27,558
Loan investments	(16,564)
Net cash used for investing activities	(193,278)
Cash Flow From Financing Activities
Proceeds from sale of common stock	225,000
Underwriting and offering costs	(14,730)
Net cash provided by financing activities	210,270
Net increase in cash and cash equivalents	23,919
Cash and cash equivalents, beginning of period	*
Cash and cash equivalents, end of period	$23,919
Supplementary non-cash investing activity
Issuance of common stock to Manager to purchase initial assets (Note 5)	$78,843

*	Less than $500

See Notes to Consolidated Financial Statements.

Care Investment Trust Inc. — Notes to Consolidated Financial Statements (Unaudited)

September 30, 2007

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

On September 17, 2007, Care formed a wholly owned subsidiary, Care QRS 2007 RE Holdings Corp. (‘‘Care QRS’’). Care QRS has not elected to be treated as a taxable entity and it is anticipated that Care QRS will be operated in a manner to maintain its non-taxable status. Care is the sole shareholder and is the manager of Care QRS. Care has the responsibility and discretion in the management and control of Care QRS, accordingly, we consolidate the accounts of Care QRS.

On September 17, 2007, Care QRS formed a wholly owned subsidiary, Care Mezz QRS 2007 RE Holdings Corp. (‘‘Care Mezz’’). Care Mezz has not elected to be treated as a taxable entity and it is anticipated that Care Mezz will be operated in a manner to maintain its non-taxable status. Care QRS is the sole shareholder and Care is the manager of Care Mezz. Care has the responsibility and discretion in the management and control of Care Mezz, accordingly, we consolidate the accounts of Care Mezz.

At present, Care does not have any taxable REIT subsidiaries (‘‘TRS’’), but in the normal course of business expects to form such subsidiaries as necessary.

Basis of Quarterly Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (‘‘GAAP’’) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by GAAP for complete financial statements. Financial statements in this Form 10-Q are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, considered necessary for fair presentation. Results of operations for interim periods are not necessarily representative of results expected for the full year.

Note 2 — Significant Accounting Policies

Segment Reporting

Statement of Financial Accounting Standards (‘‘SFAS’’) No. 131, Disclosure about Segments of an Enterprise and Related Information, establishes standards for the way that public entities report information about operating segments in the financial statements. We are a REIT focused on originating and acquiring healthcare-related commercial mortgage debt and real estate and currently operate in only one reportable segment.

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Included in cash and cash equivalents at September 30, 2007 are approximately $1.2 million in security deposits maintained in an unrestricted account.

Loans and Investments

We have the intent and ability to hold our investments in loans to maturity in accordance with SFAS No. 65 Accounting for Certain Mortgage Banking Activities. Such loans are classified as held for investment and are carried at cost, net of unamortized up-front loan fees, acquisition premium and acquisition costs, unless such loans or investments are deemed to be impaired. At such time as we invest in preferred equity interests that allow us to participate in a percentage of the underlying property’s cash flows from operations and proceeds from a sale or refinancing, we must determine whether such investment should be accounted for as a loan, joint venture or as real estate at the inception or the investment. Care did not own any preferred equity investments at September 30, 2007.

The expense for credit losses in connection with loan investments is a charge to earnings to increase the allowance for possible credit losses to the level that management estimates to be adequate to cover probable losses considering delinquencies, loss experience and collateral quality. Impairment losses are taken for impaired loans based on the fair value of collateral on an individual loan basis. The fair value of the collateral may be determined by an evaluation of operating cash flow from the property during the projected holding period, and estimated sales value computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less selling costs. Alternatively, for construction loans, the fair value of the collateral may be determined based on the estimated cost to complete and projected sales value of the property. Whichever method is used, other factors considered relate to geographic trends and project diversification, the size of the portfolio and current economic conditions. Based upon these factors, we will establish an allowance for probable credit losses. When it is probable that we will be unable to collect all amounts contractually due, the loan is considered impaired.

Where impairment is indicated, an impairment charge is recorded based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs. As of September 30, 2007, we had no impaired loans and no allowance for credit losses.

Revenue Recognition

Interest income on investments in loans is recognized over the life of the investment on the accrual basis. Fees received in connection with loans are recognized over the term of the loan as an adjustment to yield. Anticipated exit fees whose collection is expected will also be recognized over the term of the loan as an adjustment to yield. Unamortized fees are recognized when the associated loan investment is repaid before maturity on the date of such repayment. Premium and discount on purchased loans are amortized or accreted on the effective yield method over the remaining terms of the loans.

Income recognition will generally be suspended for loan investments at the earlier of the date at which payments become 90 days past due or when, in our opinion, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.

Deferred Financing Costs

Deferred financing costs represent commitment fees, legal and other third party costs associated with obtaining commitments for financing which result in a closing of such financing. These costs are amortized over the terms of the respective agreements on the effective interest method and the amortization is reflected in interest expense. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financing transactions which do not close are expensed in the period in which it is determined that the financing will not close.

Stock-based Compensation Plans

We have two stock-based compensation plans, described more fully in Note 7. We account for the plans using the fair value recognition provisions of SFAS No. 123R, Accounting for Stock-Based Compensation. SFAS No. 123R requires that compensation cost for stock-based compensation be recognized ratably over the benefit period of the award. Because all of our stock-based compensation is issued to non-employees, the amount of compensation is to be adjusted in each subsequent reporting period based on the fair value of the award at the end of the reporting period until such time as the award has vested or the service being provided is substantially completed or, under certain circumstances, likely to be completed, whichever occurs first.

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

As of September 30, 2007, Care held no derivative instruments.

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

Earnings per Share

We present basic earnings per share or EPS in accordance with SFAS No. 128, Earnings per Share. We also present diluted EPS, when diluted EPS is lower than basic EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount. At September 30, 2007, diluted EPS was the same as basic EPS because all outstanding restricted stock awards were anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

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

New Accounting Pronouncements

In June, 2007, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting for Parent Companies and Equity Method Investors for Investments in Investment Companies. This SOP provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the Guide). Entities that are within the scope of the Guide are required, among other things, to carry their investments at fair value, with changes in fair value included in earnings. The provisions of this SOP have been deferred indefinitely, however, the Company is currently evaluating this guidance and has not determined whether it will be required to apply the provisions of the SOP in presenting its financial statements.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement was issued with the intent to provide an alternative measurement treatment for certain financial assets and liabilities. The alternative measurement would permit fair value to be used for both initial and subsequent measurement, with changes in fair value recognized in earnings as those changes occur. This ‘‘Fair Value Option’’ would be available on an instrument-by- instrument basis. For us, SFAS 159 is effective for January 1, 2008. The Company is currently assessing the impact, if any, that adoption of this statement will have on our consolidated financial statements.

Note 3 — Investments in Loans

As of September 30, 2007, our investments in loans amounted to $272.1 million and consisted of $255.5 million of loans from the initial portfolio contributed by our Manager, $1.2 million funded to existing portfolio clients, and $15.4 million of new originations generated by our Manager (see Note 5). During the quarter, the Company realized an early loan payoff from one borrower of $24.1 million and a partial payoff of $2.0 million from another. In addition, the Company received approximately $1.5 million in loan amortizations and other loan-related payments.

Our investments include senior whole loans and participations secured primarily by real estate property in the form of pledges of ownership interests, direct liens or other security interests. The investments are in various geographic markets in the United States. Our investment in variable rate loans (15 loans) approximated $237.7 million and had an effective yield for the three months ended September 30, 2007 of LIBOR plus 3.20%. One-month LIBOR was 5.13% at September 30, 2007. The remaining $34.4 million of investment was fixed rate and had an effective yield for the three months ended September 30, 2007 of 8.12%. As of September 30, 2007 we held the following investments (in thousands):

Property Type (a)	Location		Carrying Amount	Unamortized Prem/(Disc)	Seller’s Basis (b)	Interest Rate	Maturity Date
	City	State
SNF	Middle River	Maryland	$9,395	$220	$9,175	L+3.75%	3/31/11
SNF/ALF	Various	New Jersey	25,468	574	24,894	L+3.48%	12/8/08(c)
SNF/ALF/IL	Various	Washington, Oregon	27,006	855	26,151	L+2.75%	10/4/11
SNF	Various	New Jersey	28,116	668	27,448	L+4.00%	1/31/11
SNF	Various	Michigan	23,939	115	23,824	L+2.25%	3/26/12
SNF	Various	Virginia	25,969	465	25,504	L+2.50%	3/1/12
SNF	Various	Texas	6,742	93	6,649	L+3.00%	6/30/11
SNF	Austin	Texas	5,498	37	5,461	L+3.00%	5/30/11
SNF/ICF	Various	Illinois	30,272	368	29,904	L+3.00%	10/31/11
SNF	San Antonio	Texas	8,777	100	8,677	L+3.50%	2/9/11
SNF/ALF	Nacogdoches	Texas	9,958	317	9,641	L+3.15%	10/2/11
SNF/Sr. Appts/ALF	Various	Texas, Louisiana	17,435	199	17,236	L+4.34%	2/1/11
ALF	Daytona Beach	Florida	3,731	(16)	3,747	L+3.43%	8/11/11
SNF/ALF/IL	Various	Ohio	34,440	90	34,350	8.15%	4/30/09(d)
Contributed portfolio			256,746	$4,085	$252,661
SNF	Irvine	California	6,094			L+3.00%	7/31/09(e)
SNF	Aurora	Colorado	9,294			L+5.74%	8/4/10
Investments in loans gross (f)			$272,134

(a)	SNF refers to skilled nursing facilities; ALZ refers to Alzheimer facilities; ALF refers to assisted living facilities; IL refers to independent living facilities; ICF refers to independent care facilities; and Sr. Appts refers to senior living apartments.
(b)	The amounts represent the amortized value of the loans acquired on June 22, 2007.
(c)	Borrower has the ability to extend the maturity date to 12/8/10 upon advanced written notice and subject to compliance with certain covenants stipulated in the loan agreement.
(d)	Loan prepaid subsequent to September 30, 2007. See Note 11.
(e)	Borrower has the ability to extend the maturity date to 7/31/12 upon advanced written notice and subject to compliance with certain covenants stipulated in the loan agreement.
(f)	Gross investment in loans excludes approximately $144 in unamortized loan fees.

The premium on the purchased portfolio is amortized on the effective yield method over the remaining term of the loans. As of September 30, 2007, one loan with a carrying value of approximately $26 million was technically past due 90 days with respect to interest payments as a result of a billing dispute. This dispute was subsequently resolved and Care received full payment for the past due interest. All other loans were performing in accordance with their terms as of September 30, 2007.

Note 4 — Debt Obligations

The acquisition of the initial portfolio of loans from the Manager was financed from proceeds of the initial public offering of the Company’s common stock and the issuance of common stock of the Company to the Manager. As of September 30, 2007, Care had no debt obligations or facilities in place to provide financing for the acquisition of future investments. On October 1, 2007, Care entered into a master repurchase agreement with Column Financial, Inc., an affiliate of Credit Suisse, one of the underwriters of Care’s initial public offering in June 2007 (See Note 11).

Investor concerns surrounding sub-prime mortgage credit risk, hedge fund losses, a large volume of unsuccessful leveraged loan syndications and related impact on the overall credit markets, including widening of credit spreads, arose in the second quarter of 2007. Disruption in the credit markets persists beyond September 30, 2007. These factors have materially impacted the availability of liquidity in the debt markets, making financing terms for borrowers less attractive. Consequently, the advance rates of our warehouse facility are less than the levels expected at inception of negotiations for the facility. In addition, plans to issue collateralized debt obligations (CDO) for more stable longer-term financing are uncertain given continuing turmoil in the CDO market. We can not foresee when the CDO market may stabilize and do not believe that we will he able to successfully enter into a CDO on terms acceptable to us in the short term. Should the current market conditions continue for an extended period of time, our ability to grow may be impeded and Care may be required to further adjust its business plan.

Note 5 — Related Party Transactions

Management Agreement

In connection with our initial public offering, we entered into a Management Agreement with our Manager, which describes the services to be provided by our Manager and its compensation for those services. Under the Management Agreement, our Manager, subject to the oversight of the Board of Directors of Care, is required to manage the day-to-day activities of the Company, for which the Manager receives a base management fee and is eligible for an incentive fee. The Manager is also entitled to charge the Company for certain expenses incurred on behalf of Care.

The Management Agreement has an initial term expiring on June 30, 2010, and will be automatically renewed for one-year terms thereafter unless either we or our Manager elect not to renew the agreement. The base management fee is payable monthly in arrears in an amount equal to 1/12 of 1.75% of the Company’s stockholders’ equity at the end of each month, computed in accordance with GAAP, adjusted for certain items pursuant to the terms of the Management Agreement. Our Manager is also eligible to receive an incentive fee, payable quarterly in arrears based upon performance thresholds stipulated in the Management Agreement.

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

Care is also responsible for reimbursing the Manager for its pro rata portion of certain expenses detailed in the Management Agreement, such as rent, utilities, office furniture, equipment, and overhead, among others, required for Care’s operations. Transactions with our Manager during the three months ended September 30, 2007 and the period from June 22 (commencement of operations) to September 30, 2007 included:

•	The acquisition of our initial assets from our Manager upon the completion of Care’s initial public offering. The fair value of the acquisitions was approximately $283.1 million inclusive of approximately $4.6 million of loan premium. In exchange for these assets, we issued 5,256,250 shares of common stock to our Manager at a fair value of approximately $78.8 million and paid our Manager approximately $204.3 million in cash from the proceeds of our initial public offering.

•	Our issuance of 607,690 shares of common stock to our Manager concurrently with our initial public offering at fair value of $9.1 million at date of grant. These shares vested immediately and therefore their fair value was expensed at issuance;

•	Our issuance of 133,333 shares of restricted common stock to our Manager’s employees, some who are also Care Investment Trust Inc. officers or directors, and 15,000 shares to our independent directors, with a total fair value of $2.2 million at the date of grant. The shares granted to our Manager’s employees vest on June 22, 2010, three years from the date of grant. The shares granted to our independent directors vest ratably over the next three years on each anniversary of the date of grant. Pursuant to SFAS 123R, we recognized approximately $142,000 and $161,000 in expense for the three months ended September 30, 2007 and for the period from June 22, 2007 (commencement of operations) to September 30, 2007, respectively, related to these grants. The remainder of this compensation will be recognized over the remaining vesting period and the amount of the compensation adjusted to fair value at each measurement date pursuant to SFAS 123R;

•	Our $2.2 million liability to our Manager for professional fees paid and other third party costs incurred by our Manager on behalf of Care related to the initial public offering of our common stock ($0.6 million) and business operations ($1.6 million); and

•	Our accrual of $1.3 million for the Base Management Fee as required pursuant to our agreement with our Manager from June 22, 2007 (commencement of operations) to September 30, 2007.

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

Cash equivalents, accrued interest receivable, accounts payable and accrued expenses, and other liabilities reasonably approximate their fair values due to the short maturities of these items.

Investing in healthcare-related commercial mortgage debt is transacted through an over- the-counter market with minimal pricing transparency. Loans are infrequently traded and market quotes are not widely available and disseminated. Our investments in variable rate loans bear interest at stated spreads to a floating base rate (1 Month LIBOR) and reprice monthly. Accordingly, management believes our variable rate loans, considering borrowers with similar risk profiles, are carried at amounts which reasonably approximate fair value. Our $34.4 million fixed rate mortgage investment is carried at its unpaid principal balance plus the premium paid at purchase from our Manager. The loan was repaid in full, along with a prepayment fee of $0.6 million, approximately five months prior to maturity and subsequent to September 30, 2007. As a result, management believes the carrying value of this loan at September 30, 2007 reasonably approximates fair value.

Note 7 — Stockholders’ Equity

Our authorized capital stock consists of 100,000,000 shares of preferred stock, $0.001 par value and 250,000,000 shares of common stock, $0.001 par value. As of September 30, 2007, no shares of preferred stock were issued and outstanding and 21,012,373 shares of common stock were issued and outstanding.

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

On June 22, 2007, 133,333 shares of common stock with a fair value of approximately $2.0 million were awarded to our Manager’s employees, some of whom are officers or directors of Care. The shares granted vest on June 22, 2010, three years from the date of grant. Pursuant to SFAS 123R, we recognized approximately $0.1 million in expense for the period from June 22, 2007 (commencement of operations) to September 30, 2007 related to these grants. The remainder of the compensation will be recognized over the remaining vesting period and the amount of the compensation adjusted to fair value at each measurement date pursuant to SFAS 123R.

On June 22, 2007, 15,000 shares of common stock with a fair value of approximately $0.2 million were awarded to members of Care’s independent Board of Directors. The shares vest ratably on the first, second and third anniversaries of the grant. Care recognized approximately $15,000 in compensation expense related to these grants for the period from June 22, 2007 (commencement of operations) to September 30, 2007. The remainder of the compensation will be recognized over the remaining vesting period and the amount of the compensation adjusted to fair value at each measurement date pursuant to SFAS 123R.

As of September 30, 2007, 148,333 shares of our common stock had been granted pursuant to the Equity Plan and 551,667 shares remain available for future issuances. The Equity Plan will automatically expire on the 10th anniversary of the date it was adopted. Care’s Board of Directors may terminate, amend, modify or suspend the Equity Plan at any time, subject to stockholder approval in the case of amendments or modifications.

Schedule of Non Vested Shares — Equity Plan

	Grants to Directors	Grants to Manager’s Employees	Total Grants
Granted during the period	15,000	133,333	148,333
Vested	—	—	—
Forfeited	—	—	—
Balance at September 30, 2007	15,000	133,333	148,333

Vesting Schedule

June 22, 2008	5,000	—	5,000
June 22, 2009	5,000	—	5,000
June 22, 2010	5,000	133,333	138,333
	15,000	133,333	148,333

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

On June 22, 2007, upon completion of Care’s initial public offering of its common stock, we granted to our Manager 607,690 fully vested shares of our common stock under the Manager Equity Plan. These shares are subject to our Manager’s right to register the resale of such shares pursuant to a registration rights agreement we entered into with our Manager in connection with our initial public offering. Because these shares vest immediately, their fair value of $9.1 million was expensed at issuance.

At September 30, 2007, 717,945 shares are available for future issuances under the Manager Equity Plan. The Manager Equity Plan will automatically expire on the 10th anniversary of the date it was adopted. Care’s Board of Directors may terminate, amend, modify or suspend the Manager Equity Plan at any time, subject to stockholder approval in the case of amendments or modifications.

Note 8 — Income (Loss) per Share

	Three Months Ended September 30, 2007	From June 22, 2007 (Commencement of Operations) to September 30, 2007
Income (loss) per share – basic and diluted	$0.18	$(0.25)
Numerator
Net income (loss)	$3,714	$(5,183)
Denominator
Common Shares	20,864,040	20,864,040

Diluted income per share was the same as basic income per share for the three months ended September 30, 2007 and diluted loss per share was the same as basic loss per share for the period from June 22, 2007 (commencement of operations) to June 30, 2007 because all outstanding restricted stock awards were anti-dilutive.

Note 9 — Commitments and Contingencies

Several of our investments in loans have commitment amounts in excess of the amount that we have funded to date on such loans. At September 30, 2007, Care was obligated to provide approximately $5.0 million in additional financing at the request of our borrowers, subject to the borrowers’ compliance with their respective loan agreements.

On September 18, 2007, a class action complaint for violations of federal securities laws was filed in the United States District Court, Southern District of New York alleging that the registration statement relating to the initial public offering of shares of Care Investment Trust Inc.’s common stock, filed on June 21, 2007, failed to disclose that certain of the assets in the contributed portfolio were materially impaired and overvalued and that Care was experiencing increasing difficulty in securing its warehouse financing lines. Care believes the complaint and allegations are without merit and intends to defend against the complaint and allegations vigorously. However, the outcome of this matter can not currently be predicted.

Care is not presently involved in any other material litigation nor, to our knowledge, is any material litigation threatened against us or our investments, other that routine litigation arising in the ordinary course of business. Management believes the costs, if any, incurred by us related to litigation will not materially affect our financial position, operating results or liquidity.

Note 10 — Financial Instruments: Derivatives and Hedging

At September 30, 2007, Care did not have any investments in derivatives or hedging instruments.

Note 11 — Subsequent Events

Secured Warehouse Facility

On October 1, 2007, Care and two of its subsidiaries, Care ORS and Care Mezz, entered into a master repurchase agreement (the ‘‘Agreement’’) with Column Financial, Inc. (‘‘Column’’), an affiliate of Credit Suisse Securities LLC which is an affiliate of Credit Suisse, one of the underwriters of Care’s June 2007 initial public offering. This type of lending arrangement is often referred to as a warehouse facility.

The Agreement provides an initial line of credit of up to $300 million which may be increased temporarily to an aggregate amount of $400 million under the terms of the Agreement. Care may receive up to 50% of the value of each loan sold based on Column’s underwriting of such loan and will agree to repurchase each loan at a future date. From the time of sale until the time of repurchase, Care will pay Column a monthly price differential payment which will be set at 0.75% over LIBOR for the first eight months of the Agreement and 1% over LIBOR thereafter,

Column has the right to issue margin calls in certain situations which Care generally must satisfy in cash within one business day. The Agreement also contains certain financial covenants that require Care to maintain a minimum level of liquidity, a minimum adjusted tangible net worth (as defined in the Agreement), a maximum ratio of indebtedness to adjusted tangible net worth of 4:1, and generate a net quarterly profit each quarter, The Agreement provides for specified events of default including, among others, if Care fails to make any payment due under the Agreement, comply with certain covenants set forth in the Agreement or repurchase all of the loans purchased by Column within 120 days following a change in control in Care, as defined in the Agreement.

The term of the Agreement is for three years and may be terminated by Column at any time on not less than one year’s notice.

Early Loan Termination

On October 5, 2007 a borrower, upon prior notification to Care, prepaid its current loan obligation of $34.4 million in accordance with the terms of the underlying loan agreement. Proceeds from the repayment also included a pre-payment fee of approximately $0.6 million, which after accounting for the unamortized premium resulting from the initial contribution, will result in $0.5 million in income in the fourth quarter of 2007.

Declaration of Dividend

On November 5, 2007, the Board of Directors declared the Company’s first dividend in the amount of $0.17 per share of common stock. The dividend is payable on November 30, 2007 to common stockholders of record on November 15, 2007.

Potential Transaction Costs

Included in Other assets at September 30, 2007, are approximately $0.6 million in deferred legal costs and professional fees incurred in connection with the possible acquisition of healthcare-related properties. Negotiations have been protracted and ongoing. Should we terminate negotiations with the counterparty or the acquisition is otherwise no longer deemed probable, Care will recognize these deferred expenses.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

and

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk

The following should be read in conjunction with the consolidated financial statements and notes included herein. This ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and ‘‘Quantitative and Qualitative Disclosures about Market Risk’’ contain certain non-GAAP financial measures. See ‘‘Non-GAAP Financial Measures’’ and supporting schedules for reconciliation of our non-GAAP financial measures to the comparable GAAP financial measures.

Overview

Care Investment Trust Inc. (all references to ‘‘Care’’, ‘‘the Company’’, ‘‘we’’, ‘‘us’’, and ‘‘our’’ means Care Investment Trust Inc. and subsidiaries) is a newly-organized, real estate investment and finance company formed principally to invest in healthcare-related commercial mortgage debt and real estate. We provide financing to companies operating a full range of healthcare-related facilities, including skilled nursing facilities, hospitals, outpatient centers, surgery centers, senior housing, assisted living facilities, independent living facilities, continuing care retirement communities, medical office buildings, laboratories and other healthcare facilities. We intend to provide mortgage financing secured by these healthcare facilities, including first lien mortgage loans, mezzanine loans, B Notes and construction loans. In addition, we intend to make investments in healthcare real estate assets that are consistent with our investment guidelines, such as acquisitions of healthcare facilities.

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

We intend to utilize leverage in accordance with our investment guidelines in order to increase our overall returns. Our investment guidelines state that our leverage will generally not exceed 80% of the total value of our investments. Current conditions in the credit markets have resulted in significantly reduced availability of liquidity and may require Care to utilize less leverage in the near term, resulting in slower growth than planned. We cannot anticipate when credit markets will stabilize and liquidity becomes available. Our actual leverage will depend on our mix of investments and the cost and availability of leverage. Our charter and bylaws do not limit the amount of indebtedness we can incur, and our board of directors has discretion to deviate from or change our investment guidelines at any time. We will use leverage for the sole purpose of financing our portfolio and not for the purpose of speculating on changes in interest rates. Our financing strategy focuses on the use of match-funded financing structures. Accordingly, we will seek to match the maturities and/or repricing schedules of our financial obligations with those of our investments to minimize the risk that we will have to refinance our liabilities prior to the maturities of our investments and to reduce the impact of changing interest rates on earnings.

We will use short-term financing, in the form of warehouse facilities, secured bank lines and repurchase agreements. These short-term financing structures are typically in the form of collateralized loans made to borrowers who invest in securities and loans and, in turn, pledge the resulting securities and loans to the lender. We executed a warehouse facility with Column Financial Inc, an affiliate of Credit Suisse Securities, LLC on October 1, 2007. For longer-term funding, we expect that as our portfolio of assets becomes large enough and when the securitized credit markets stabilize, we will enter into collateralized debt obligations (‘‘CDOs’’) or commercial mortgage-backed securities (‘‘CMBS’’), as well as other match-funded secured financing structures. We can not foresee when the CDO market may stabilize and do not believe we will be able to successfully enter into a CDO on terms acceptable to us in the short term. Should the current market conditions continue for an extended period of time, our ability to grow may be impeded and Care may be required to further adjust its business plan. We also intend to finance a portion of the purchase price of our investments in real estate by borrowing property-specific non-recourse debt from third parties.

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

As of September 30, 2007, we held investments in variable rate and fixed rate loans of approximately $237.7 million and $34.4 million, net of premiums and discounts, respectively. These loans are principally first mortgage loans or term loans secured by first mortgages. The investments are in various geographic markets within the United States. As of September 30, 2007, one loan with a carrying value of approximately $26 million was technically past due 90 days with respect to interest payments as a result of a billing dispute. This dispute was subsequently resolved and Care received full payment for the past due interest. All other loans were performing in accordance with their terms as of September 30, 2007.

Critical Accounting Policies

Loans and Investments

We have the intent and ability to hold our investments in loans to maturity in accordance with SFAS No. 65 Accounting for Certain Mortgage Banking Activities. Such loans are classified as held for investment and are carried at cost, net of unamortized up-front loan fees, acquisition premium and acquisition costs, unless such loan or investment is deemed to be impaired. At such time as we invest in preferred equity interests that allow us to participate in a percentage of the underlying property’s cash flows from operations and proceeds from a sale or refinancing, we must determine whether such investment should be accounted for as a loan, joint venture or as real estate at the inception of the investment. Care did not own any preferred equity investments at September 30, 2007.

The expense for credit losses in connection with loan investments is a charge to earnings to increase the allowance for possible credit losses to the level that management estimates to be adequate to cover probable losses considering delinquencies, loss experience and collateral quality. Specific valuation allowances are established for impaired loans based on the fair value of collateral on an individual loan basis. The fair value of the collateral may be determined by an evaluation of operating cash flow from the property during the projected holding period, and estimated sales value computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less selling costs. Alternatively, for construction loans, the fair value of the collateral may be determined based on the estimated cost to complete and projected sales value of the property. Whichever method is used, other factors considered relate to geographic trends and project diversification, the size of the portfolio and current economic conditions. Based upon these factors, we will establish an allowance for probable credit losses. When it is probable that we will be unable to collect all amounts contractually due, the loan is considered impaired.

Where impairment is indicated, an impairment charge is recorded based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs. As of September 30, 2007, we had no impaired loans and accordingly, no allowance for credit losses.

We rely on significant subjective judgments and assumptions of our Manager (i.e., discount rates, expected prepayments, market comparables etc.) regarding the above items. There may be a material impact to these financial statements if our Manager’s judgment or assumptions are subsequently determined to be incorrect.

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

Recently Issued Accounting Pronouncements

In June, 2007, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting for Parent Companies and Equity Method Investors for Investments in Investment Companies. This SOP provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the Guide). Entities that are within the scope of the Guide are required, among other things, to carry their investments at fair value, with changes in fair value included in earnings. The provisions of this SOP have been deferred indefinitely, however, the Company is currently evaluating this guidance and has not determined whether it will be required to apply the provisions of the SOP in presenting its financial statements.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement was issued with the intent to provide an alternative measurement treatment for certain financial assets and liabilities. The alternative measurement would permit fair value to be used for both initial and subsequent measurement, with changes in fair value recognized in earnings as those changes occur. This ‘‘Fair Value Option’’ would be available on an instrument-by-instrument basis. For us, SFAS 159 is effective for January 1, 2008. The Company is currently assessing the impact, if any, that adoption of this statement will have on our consolidated financial statements.

Results of Operations

For the three months ended September 30, 2007 and for the period from June 22, 2007 (commencement of operations) to September 30, 2007

Revenue

We earned investment income on our portfolio of mortgage and real estate related investments of approximately $5.9 million for the three month period ended September 30, 2007. For the period from June 22, 2007 (commencement of operations) through September 30, 2007, our investment in loans generated approximately $6.5 million. We did not utilize leverage during these periods and therefore did not incur any interest expense related to the financing of our investments. In order to increase our net income and the cash flows available to pay dividend to our stockholders, we intend to pursue a strategy of acquiring additional investments by leveraging our portfolio of investments through a warehouse facility, dedicated asset financing and other borrowings. Care is not currently levered, accordingly income from investments on loans for the three months ended September 30, 2007 and for the period from June 22, 2007 through September 30, 2007 is not representative of the Company’s business plan.

Other Income for the three month period ended September 30, 2007 and for the period from June 22, 2007 (commencement of operations) to September 30, 2007 amounted to $217,000 and $220,000, respectively. Other Income largely interest earned on cash balances and miscellaneous fees.

Expenses

For both the three months ended September 30, 2007 and for the period from June 22, 2007 to June 30, 2007 (period of commencement), we recorded total related party expenses of approximately $1.3 million consisting of the base management fee payable to our Manager under our management agreement.

Included in our expenses is stock based non-employee compensation related to our issuance of 133,333 shares of restricted common stock to our Manager’s employees, some of whom are also Care officers or directors, and 15,000 shares to our independent directors with a total fair value of approximately $2.2 million at the date of grant. The shares granted to our Manager’s employees vest on June 22, 2010, three years from the date of grant. The shares granted to our independent directors vest ratably over the next three years on each anniversary of the date of grant. Pursuant to SFAS 123R, we recognized $142,000 in expense for the three month period ended September 30, 2007 and $161,000 in expense from June 22, 2007 (commencement of operations) to September 30, 2007 related to these stock grants. The balance of this compensation will be recognized over the remaining vesting period and the amount of the compensation adjusted to fair value at each measurement date pursuant to SFAS 123R.

Marketing, general and administrative expenses were approximately $1.0 million for the three months ended September 30, 2007 and $1.3 million for the period from June 22, 2007 (commencement of operations) to September 30, 2007. These expenses consist of professional fees, insurance and general overhead costs for the Company. We had approximately $20,000 of expenses for the period from June 22, 2007 (commencement of operations) to September 30, 2007 relating to our formation involving miscellaneous non-recurring costs for initial setup, design and related work.

As discussed previously, we also recorded non-employee compensation expense of approximately $9.1 million related to the issuance of 607,690 shares of our common stock to our Manager pursuant to the Manager Equity Plan. The 607,690 shares represent approximately 46% of the total shares available under the plan and 717,945 shares remain available under the Manager Equity Plan.

The management fees, expense reimbursements, formation costs and the relationship between our Manager and us are discussed further in ‘‘Related Party Transactions.’’

We had net income of approximately $3.7 million for the three months ended September 30, 2007 largely the result of $5.9 million in income from investments in loans, offset by fees earned by our Manager and recurring operating expenses. We had a net loss of approximately $5.2 million for the period from June 22, 2007 (commencement of operations) to September 30, 2007. The net loss includes non-employee compensation expense of approximately $9.1 million relating to the issuance of 607,690 shares of our common stock to our Manager.

Cash Flows

Cash and cash equivalents was $23.9 million at September 30, 2007 and was provided by $210.3 million in net proceeds from our initial public offering and $6.9 million from operations for the period from June 22, 2007 (commencement of operations) to September 30, 2007, offset by $193.3 million of net investment in loans over the period.

Cash flows provided by operations for the period from June 22, 2007 (commencement of operations) to September 30, 2007 was primarily comprised of a $5.2 million net loss for the period, adjusted for $9.1 million in stock-based compensation granted to our Manager, and a $2.7 million net change in operating liabilities and assets. Also impacting cash flows from operations were non-cash charges of $0.4 million related to amortization of loan premium and stock-based compensation, offset by $0.1 million related to amortization of deferred fees and net gain from prepayment of a loan.

Net cash used in investing activities for the period from June 22, 2007 (commencement of operations) to September 30, 2007 was primarily used for the $204.3 million purchase of the initial portfolio from our manager and $16.6 million of additional investments in loans, offset by $27.6 million in loan prepayments, scheduled amortizations and other loan-related payments.

Net cash provided by financing activities for the period from June 22, 2007 (commencement of operations) to September 30, 2007 resulted from the $225.0 million proceeds from our initial public offering in June, 2007 reduced by $14.7 million in underwriting and other costs associated with the initial public offering.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain loans and other investments, pay dividends and other general business needs. Our primary source of funds for liquidity consists of funds we raised in our initial public offering in June 2007. Additional sources of liquidity will be net cash provided by operating activities, repayment of principal by our borrowers in connection with our loans and investments, borrowings under our warehouse facility, the issuance by us or special purpose vehicles owned by us of fixed income securities collateralized by certain of our investments and the issuance by us of preferred equity or common equity in secondary offerings.

We believe these sources of financing, including the net proceeds of our initial public offering, will be sufficient to meet our near-term liquidity needs. Since our initial public offering in June 2007, liquidity in the global credit markets has been curtailed and interest rate spreads have widened significantly. Concerns stemming from the sub-prime residential mortgage market in the United States have spilled over to other sectors of the credit markets, including securitized financing vehicles such as short-term warehouse facilities and longer-term structures such as CDOs and CMBS. Consequently, the advance rates under the warehouse facility are more restrictive than initially planned. This disruption in the credit markets may impede our ability to grow in the short-term until the credit markets return to a more normal environment.

Our ability to meet our long-term liquidity and capital resource requirements will be subject to obtaining additional debt financing and equity capital. We cannot anticipate when credit markets will stabilize and liquidity becomes available. Our actual leverage will depend on our mix of investments and the cost and availability of leverage. If we are unable to renew, replace or expand our sources of financing, it may have an adverse effect on our business, results of operations, and ability to make distributions to our stockholders. Any indebtedness we incur will likely be subject to continuing covenants and we will likely be required to make continuing representations and warranties about our company in connection with such debt. Our debt financing terms may require us to keep un-invested cash on hand, or to maintain a certain portion of our assets free of liens, each of which could serve to limit our borrowing ability. Moreover, our debt may be secured by our assets. If we default in the payment of interest or principal on any such debt, breach any representation or warranty in connection with any borrowing or violate any covenant in any loan document, our lender may accelerate the maturity of such debt requiring us to immediately repay all outstanding principal. If we are unable to make such payment, our lender could foreclose on our assets that are pledged as collateral to such lender. The lender could also sue us or force us into bankruptcy. Any such event would have a material adverse effect on our liquidity and the value of our common stock. In addition, posting additional collateral to support our credit facilities will reduce our liquidity and limit our ability to leverage our assets.

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

Capitalization

As of September 30, 2007, we had 21,012,373 shares of common stock outstanding.

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

The current turmoil in the residential mortgage market may continue to have an effect on the commercial mortgage market and real estate industry in general for the foreseeable future.

Interest Rate Risk

Interest rate risk is highly sensitive to many factors, including the availability of liquidity, governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control.

Our operating results will depend in large part on differences between the income from our assets and our borrowing costs. Most of our assets and borrowings are expected to be variable-rate instruments that we will finance with variable rate debt. The objective of this strategy is to minimize the impact of interest rate changes on the spread between the yield on our assets and our cost of funds. Although we have not done so to date, we may enter into hedging transactions with respect to liabilities relating to fixed rate assets in the future. If we were to finance fixed rate assets with variable rate debt and the benchmark for our variable rate debt increased, our net income would decrease. Furthermore, as most of our planned financing will allow the lender to mark our assets to market and make margin calls based on a change in the value of our assets, financing fixed rate assets with floating rate debt will create the risk that an increase in fixed rate benchmarks (such as ‘‘swap’’ yields) would decrease the value of our fixed rate assets. Some of our loans may be subject to various interest rate floors. As a result, if interest rates fall below the floor rates, the spread between the yield on our assets and our cost of funds will increase, which will generally increase our returns.

In the event of a significant rising interest rate environment and/or economic downturn, delinquencies and defaults could increase and result in credit losses to us, which could adversely affect our liquidity and operating results. Further, such delinquencies or defaults could have an adverse effect on the spreads between interest-earning assets and interest-bearing liabilities.

Our funding strategy involves leveraging our investments through borrowings, generally through the use of warehouse facilities, bank credit facilities, repurchase agreements, secured loans, securitizations, including the issuance of CDOs or Commercial Mortgage Bond Securities, loans to entities in which we hold, directly or indirectly, interests in pools of assets, and other borrowings. In the short-term we intend to use warehouse lines of credit to finance the acquisition of assets until a sufficient quantity of eligible assets is accumulated, at which point we intend to refinance through a CDO securitization or other long-term secured financing. Currently, the availability of liquidity through CDOs is very limited due to investor concerns surrounding sub-prime mortgage credit risk, hedge fund losses, the large volume of unsuccessful leveraged loan syndications and related impact on the overall credit markets. These concerns have materially impacted liquidity in the debt markets, making financing terms for borrowers significantly less attractive. We cannot foresee when credit markets may stabilize and liquidity becomes available. A prolonged downturn in the term CDO and CMBS markets may cause us to seek alternative sources of potentially less attractive financing, and may impede our ability to grow the Company in accordance with our business plan.

Contractual Obligations

The table below summarizes our contractual obligations as of September 30, 2007 (Amounts in thousands).

	2007	2008	2009	2010	2011+
Commitments to fund loans	$3.0	$2.0	$—	$—	$—

The estimated amounts and timing of the commitments presented above are based on projections based on data provided by borrowers. The projections are subject to adjustments based on changes in borrowers’ needs. Any amounts due to our Manager under the Management Agreement are not included in the table above because such amounts are not fixed and determinable.

Off-Balance Sheet Arrangements

As of September 30, 2007, we had no off-balance sheet arrangements.

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

Related Party Transactions

Contribution Agreement

We and our Manager entered into a contribution agreement, pursuant to which our Manager contributed a portfolio of initial assets to us and we issued to our Manager shares of our common stock and cash. Our Manager determined that the fair value of the assets contributed was approximately $283.1 million on June 22, 2007 inclusive of approximately $4.6 million in premium. The initial assets were acquired in exchange for approximately $204.3 million in cash from the proceeds of our initial public offering and 5,256,250 restricted shares of our common stock at a fair value of approximately $78.8 million. We recorded each initial asset we purchased at its fair value.

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

Transactions with our Manager included:

•	The acquisition of our initial assets from our Manager upon the completion of Care’s initial public offering. The fair value of the acquisitions was approximately $283.1 million inclusive of approximately $4.6 million in premium. In exchange for these assets, we issued 5,256,250 restricted shares of common stock to our Manager at a fair value of approximately $78.8 million and paid approximately $204.3 million in cash from the proceeds of our initial public offering.

•	Our issuance of 607,690 shares of common stock issued to our Manager concurrently with our initial public offering at fair value of $9.1 million at date of grant. These shares vested immediately and therefore their fair value was expensed at issuance;

•	Our issuance of 133,333 shares of restricted common stock to our Manager’s employees, some who are also Care officers or directors, and 15,000 shares to our independent directors, with a total fair value of approximately $2.2 million at the date of grant. The shares granted to our Manager’s employees vest on June 22, 2010, three years from the date of grant. The shares granted to our independent directors vest ratably over the next three years on each anniversary of the date of grant. Pursuant to SFAS 123R, we recognized approximately $142,000 and $161,000 in expense for the three months ended September 30, 2007 and for the period from June 22, 2007 (commencement of operations) to September 30, 2007, respectively, related to these grants. The remainder of this compensation will be recognized over the remaining vesting period and the amount of the compensation adjusted to fair value at each measurement date pursuant to SFAS 123R;

•	Our $2.2 million liability to our Manager for professional fees paid and other third party costs incurred by our Manager on behalf of Care related to the initial public offering of our common stock ($0.6 million) and business operations ($1.6 million); and

•	Our accrual of $1.3 million for the Base Management Fee as required pursuant to our agreement with our Manager from June 22, 2007 (commencement of operations) to September 30, 2007.

Non-GAAP Financial Measures

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

FFO and AFFO for the three months ended September 30, 2007 and for the period from June 22, 2007 (commencement of operations) to September 30, 2007 were as follows (in thousands except per share data):

	For the three months ended September 30, 2007
	FFO	AFFO
Net income	$3,714	$3,714
Add:
Stock-based compensation to Manager	—	—
Stock-based non-employee compensation	—	142
Funds From Operations and Adjusted Funds From Operations	$3,714	$3,856
FFO and Adjusted FFO per share basic and diluted	$0.18	$0.18
Weighted average shares outstanding – basic and diluted	20,864,040	20,864,040

	For the period from June 22, 2007 (commencement of operations) to September 30, 2007
	FFO	AFFO
Net loss	$(5,183)	$(5,183)
Add:
Stock-based compensation to Manager	—	9,115
Stock-based non-employee compensation	—	161
Funds From Operations and Adjusted Funds From Operations	$(5,183)	$4,093
FFO and Adjusted FFO per share basic and diluted	$(0.25)	$0.20
Weighted average shares outstanding – basic and diluted	20,864,040	20,864,040

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.    Other Information

ITEM 1.    Legal Proceedings

On September 18, 2007, a class action complaint for violations of federal securities laws was filed in the United States District Court, Southern District of New York alleging that the Registration Statement relating the initial public offering of shares of Care Investment Trust Inc.’s common stock, filed on June 21, 2007, failed to disclose that certain of the assets in the contributed portfolio were materially impaired and overvalued and that Care was experiencing increasing difficulty in securing its warehouse financing lines. Care believes the complaint and allegations are without merit and intends to defend against the complaint and allegations vigorously. However, the outcome of this matter can not currently be predicted.

Care is not presently involved in any other material litigation nor, to our knowledge, is any material litigation threatened against us or our investments, other that routine litigation arising in the ordinary course of business. Management believes the costs, if any, incurred by us related to litigation will not materially affect our financial position, operating results or liquidity.

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

ITEM 2.    Changes in Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

ITEM 6.    Exhibits

Except as indicated by an asterisk (*), the following exhibits are filed herewith as part of this Form 10-Q.

(a)    Exhibits

10.1	Master Repurchase Agreement entered into by Care Investment Trust Inc. and two of its subsidiaries, Care QRS 2007 RE Holdings Corp. and Care Mezz QRS 2007 RE Holdings Corp., with Column Financial, Inc. as of October 1, 2007.
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Care Investment Trust, Inc.

By:	/s/ Robert O’Neill Robert O’Neill Chief Financial Officer, Treasurer and Secretary

November 12, 2007

EXHIBIT INDEX

Except as indicated by an asterisk (*), the following exhibits are filed herewith as part of this Form 10-Q.

Exhibit No.	Description
10.1	Master Repurchase Agreement entered into by Care Investment Trust Inc. and two of its subsidiaries, Care QRS 2007 RE Holdings Corp. and Care Mezz QRS 2007 RE Holdings Corp., with Column Financial, Inc.
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002