Form 10-K
period 2007-12-31
Care Investment Trust Inc.
filed 2008-03-31
CIK 1393726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

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

(212) 771-0505

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes     No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes     No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of ‘‘large accelerated filer,’’ ‘‘accelerated filer’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer     Accelerated filer     Non-accelerated filer     Smaller reporting company .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes     No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last day of the registrant’s most recently completed second fiscal quarter: $182,531,250.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of March 18, 2008, there were 21,023,403 shares, par value $0.001, of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant’s 2008 Annual Meeting of Stockholders to be held on June 3, 2008 have been incorporated into Part III of this Report.

Part I

Disclosure Regarding Forward-Looking Statements

Care Investment Trust Inc. (all references to ‘‘Care’’, ‘‘the Company’’, ‘‘we’’, ‘‘us’’, and ‘‘our’’ mean Care Investment Trust Inc. and its subsidiaries) makes ‘‘forward-looking’’ statements in this Form 10-K that are subject to risks and uncertainties. Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as ‘‘may,’’ ‘‘will,’’ ‘‘expect,’’ ‘‘believe,’’ ‘‘intend,’’ ‘‘plan,’’ ‘‘estimate,’’ ‘‘continue,’’ ‘‘should’’ and other comparable terms. These forward-looking statements include information about possible or assumed future results of our business and our financial condition, liquidity, results of operations, plans and objectives. They also include, among other things, statements concerning anticipated revenues, income or loss, capital expenditures, dividends, capital structure, or other financial terms as well as statements regarding subjects that are forward-looking by their nature, such as:

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

Readers are cautioned that, while forward-looking statements reflect our good faith belief and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Shareholders and investors are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in the Company’s filings and reports. Actual results may differ materially from the expectations contained in the forward-looking statements as a result of various factors, including among others:

•	the factors referenced in this Form 10-K, including those set forth under the section captioned ‘‘Risk Factors’’;

•	general volatility of the securities markets in which we invest and the market price of our common stock;

•	changes in our business or investment strategy;

•	changes in healthcare laws and regulations;

•	availability, terms and deployment of capital;

•	availability of qualified personnel;

•	changes in our industry, interest rates, the debt securities markets, the general economy or the commercial finance and real estate markets specifically;

•	the degree and nature of our competition;

•	the performance and financial condition of borrowers, operators and corporate customers;

•	increased rates of default and/or decreased recovery rates on our investments;

•	increased prepayments of the mortgages and other loans underlying our mortgage-backed or other asset-backed securities;

•	changes in governmental regulations, tax rates and similar matters;

•	legislative and regulatory changes (including changes to laws governing the taxation of REITs or the exemptions from registration as an investment company);

•	availability of investment opportunities in real estate-related and other securities;

•	the adequacy of our cash reserves and working capital; and

•	the timing of cash flows, if any, from our investments.

We are not obligated to publicly update or revise any forward looking statements, whether as a result of new information, future events, or otherwise.

ITEM 1.    Business

Overview

Care Investment Trust Inc. (all references to ‘‘Care’’, ‘‘the Company’’, ‘‘we’’, ‘‘us’’, and ‘‘our’’ means Care Investment Trust Inc. and its subsidiaries) is a newly-organized, real estate investment trust (‘‘REIT’’) formed principally to invest in healthcare-related commercial mortgage debt and real estate. Care was incorporated in Maryland in March 2007, and we completed our initial public offering on June 22, 2007. We originally positioned the Company as a healthcare REIT to emphasize mortgage investments, while also opportunistically targeting acquisitions of healthcare-related real estate. Care’s initial investment portfolio at the time of our initial public offering was totally comprised of mortgage loans. In response to dislocations in the overall credit market, in particular the securitized financing markets, we redirected our focus in the latter part of 2007 to place greater emphasis on high quality healthcare-related real estate equity investments. Our shift in investment emphasis was prompted by the dislocations in the CDO (collateralized debt obligations) and CMBS (commercial mortgage backed securities) markets, which have resulted in significant contraction of liquidity available in the marketplace and has hampered our original intent to efficiently leverage our mortgage investments through securitized borrowings using our mortgage investments as collateral.

At December 31, 2007, our total investment portfolio of $309.2 million is comprised of $72.4 million in investments in partially-owned entities (23%) and $236.8 million in investments in loans (77%), net of unamortized loan fees. Our current equity investments are in medical office buildings and assisted and independent living facilities. Our loan portfolio is primarily composed of first mortgages on skilled nursing facilities, assisted and independent living facilities, and mixed-use facilities. Our ongoing intent is to invest opportunistically in the broad spectrum of healthcare-related real estate, including medical office buildings, senior housing (assisted and independent living facilities, and continuing care communities), hospitals, outpatient centers, surgery centers, laboratories, skilled nursing facilities and other healthcare facilities. Although our strategic focus is on equity, the Company has the intent to provide financing, including first mortgages, B Notes, mezzanine loans and construction loans, to meet our clients’ needs across their capital structure, when such investments provide opportunistic returns. This hybrid strategy of focusing on equity investments and making mortgage investments where appropriate provides Care the flexibility to respond to shifts in the healthcare and capital markets to capture value where market opportunities arise.

Care is externally managed and advised by CIT Healthcare LLC (‘‘Manager’’). Our Manager is a healthcare finance company that offers a full-spectrum of financing solutions and related strategic advisory services to companies across the healthcare industry throughout the United States. Our Manager was formed in 2004 and is a wholly-owned subsidiary of CIT Group Inc. (‘‘CIT’’), a leading middle market global commercial finance company that provides financial and advisory services.

Upon completing our initial public offering, our Manager contributed to CIT Real Estate Holding Corporation (‘‘CIT Holding’’), a wholly-owned subsidiary of CIT, which in turn contributed to Care, a portfolio of healthcare-related mortgage assets with a fair market value of $283.1 million as of June 22, 2007. In return, Care paid $204.3 million in cash from the proceeds of the initial public offering and issued 5,256,250 shares of our common stock at a value of $78.8 million.

We intend to qualify as a real estate investment trust, or REIT, for federal income tax purposes and will elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, commencing with our taxable year ended December 31, 2007. We generally will not be subject to federal taxes on our REIT taxable income to the extent that we distribute our taxable income to stockholders and maintain our qualification as a REIT.

Our annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge on Care’s internet website, www.carereit.com, as soon as reasonably practicable after such information is electronically filed with, or furnished to, the Securities and Exchange Commission (‘‘SEC’’). We also make available on our web site our Code of Ethical Conduct that applies to our directors and executive officers, as well as to employees of our Manager when acting for, or on behalf of Care. In the event that we make changes in, or provide waivers of, the provisions of this Code of Ethical Conduct that the SEC requires us to disclose, we intend to disclose these events on our website. In addition, the SEC maintains an internet website that contains reports, proxy and information statements and other information related to registrants who file electronically with the SEC at www.sec.gov. Access to this site is free of charge.

Business Strategy

Our business objective is to provide attractive total returns to our stockholders. For equity investments, we are looking to invest in high quality real estate assets that provide attractive current returns through the payment of competitive rents and have the potential to appreciate in value over time. With regard to our current equity investments, we have partnered with a developer of high-quality medical office buildings on one venture and with a premier operator of senior living facilities on another. We intend to make future investments by directly acquiring facilities, by investing in interests in real estate holding companies that invest only in healthcare-related facilities, and by participating in real estate joint ventures that can take multiple forms. Certain of our transactions may be structured as sale-leaseback transactions, in which we purchase real estate and immediately lease it back to the seller under a long-term, triple-net operating lease. Currently, we outsource to our joint venture partners certain operational and property management functions relating to our real estate investments.

For our mortgage portfolio, we attempt to maximize the difference between the yield on our investments and the cost of financing these investments. We expect this strategy to generate cash available for distribution to our stockholders and to facilitate capital appreciation. Care was formed to leverage our Manager’s expertise and relationships in the healthcare marketplace. We intend to capitalize on those strengths and access the full range of investment opportunities that our Manager originates. Care is structured as an externally managed company to optimize the benefits of our association with our Manager and to provide our stockholders with the benefits of CIT’s infrastructure immediately and on a more efficient basis than if we were internally managed.

Our Manager

CIT Healthcare

Our Manager, CIT Healthcare, is a healthcare finance company that offers a full spectrum of financing solutions and related strategic advisory services to companies across the healthcare industry throughout the United States. We believe that our Manager effectively leverages its extensive knowledge and understanding of the healthcare industry through its client-centric and industry-focused model. Our Manager meets the diverse commercial financing needs of U.S. healthcare providers, including hospitals and health systems, outpatient centers, skilled nursing facilities, assisted living facilities, physician practices, home care and hospice companies, ambulatory surgery centers, pharmaceutical and medical technology companies, long-term care facilities, and vendors serving healthcare providers. Our Manager’s leadership team has extensive experience in addressing the capital requirements and advisory service needs of the healthcare marketplace, allowing it to offer a full suite of customized, flexible healthcare financing solutions and services.

As of December 31, 2007, our Manager employed approximately 124 professionals with substantial experience and expertise in origination, underwriting, structuring, portfolio management, servicing, securitization, syndication and secondary market transactions. Of these professionals, our Manager had 32 employees originating and sourcing investment opportunities for our consideration. We believe our Manager is one of the leading healthcare financiers in the country. During 2007, our Manager evaluated approximately $18.3 billion of transactions for its own account, closed approximately $2.0 billion of commitments and funded approximately $1.5 billion of healthcare loans in the United States. As of December 31, 2007, our Manager owned assets of approximately $2.5 billion.

CIT Group

CIT Group (NYSE: CIT) is a global commercial finance company that provides financial products and advisory services to more than one million customers in over 50 countries across 30 industries. A leader in middle market financing, CIT has more than $80 billion in managed assets at December 31, 2007, and provides financial solutions for more than half of the Fortune 1000. A member of the S&P 500 and Fortune 500, it maintains leading positions in asset-based, cash flow and Small Business Administration lending, equipment leasing, vendor financing and factoring.

At December 31, 2007, CIT, through our Manager and CIT Holding, owns 36.1% of our outstanding common stock.

The Healthcare Industry

According to the 2007 National Health Expenditures forecast published by the Centers for Medicare and Medicaid Services (‘‘CMS’’), healthcare spending in the United States is projected to grow at an average annual growth rate of approximately 6.7% though 2017, the termination year of the forecast. As a percentage of Gross Domestic Product (‘‘GDP’’), healthcare spending is projected to increase by over 3 percentage points to 19.5% of GDP in 2017 at an expected spending level of over $4.3 trillion.

The U.S. population 65 years and older is growing in large part due to the coming of age of the ‘‘baby boomer’’ generation, as well as advances in medicine and technology that have increased the average life expectancy of the population. According to the U.S. Census Bureau, the 65 and older segment of the population is projected to increase by almost 50% between the years 2000 and 2050.

Delivery of healthcare services in the U.S. requires a variety of physical plants, including hospitals, surgical centers, managed care facilities, laboratories, research facilities and medical office buildings, among others, and healthcare providers require real estate investors and financiers to grow their businesses. Given the demographic trends for healthcare spending and an aging population with an increased life expectancy, we believe that the healthcare-related real estate market provides attractive investment opportunities.

Origination Opportunities from Portfolio Clients

Our investments are primarily sourced and originated by our Manager’s origination team, which consisted of 32 members as of December 31, 2007, and we participate in investments in which our Manager and affiliates also participate. The Company has adopted certain policies that are designed to eliminate or minimize certain potential conflicts of interest with our Manager, and our board of directors has established investment guidelines. The conflict of interest policy with our Manager includes the first right to invest, pari-passu co-investments, participations, pro-rata fee sharing and legal services by CIT, among other provisions.

In soliciting and evaluating these opportunities, our Manager has developed considerable institutional relationships within the healthcare industry. In addition, our Manager services the loans that it directly originates and monitors our portfolio to generate new origination opportunities from existing assets. We intend to capitalize on our Manager’s established platform, reputation, market knowledge and relationships in the healthcare industry to develop and maintain our investment portfolio.

Investment Guidelines

Our board of directors has adopted general guidelines for our investments and borrowings to the effect that:

•	no investment will be made that would cause us to fail to qualify as a REIT;

•	no investment will be made that would cause us to be regulated as an investment company under the Investment Company Act of 1940, as amended;

•	no more than 20% of our equity, determined as of the date of such investment, will be invested in any single asset (except with respect to the initial assets contributed to us by CIT Holding in connection with our initial public offering) and no more than 40% of our equity, determined as of the date of such investment, will be invested in projects controlled by a single borrower or group of affiliated borrowers that would form a consolidated group under GAAP;

•	our leverage will generally not exceed 80% of the total value of our investments;

•	we will maintain a portfolio of geographically diverse assets;

•	no investment will be made that does not comply with our conflicts of interest policy; and

•	our Manager must seek approval of a majority of our independent directors before engaging in any transaction that is in contravention of our investment guidelines.

These investment guidelines may be changed or waived by our board of directors (which must include a majority of our independent directors) without the approval of our stockholders.

Targeted Investments

Our targeted investments will fall into three main categories, in each case with the primary focus on healthcare-related real estate and companies in the healthcare industry:

Real Estate Equity.    Investments in real estate utilized by, related to and/or serving the healthcare industry for long-term investment purposes. Certain of our acquisitions will be structured as sale-leaseback transactions, in which we purchase real estate and immediately lease it back to the seller under a long-term, triple-net operating lease. We acquire facilities directly, invest in interests in real estate holding companies that invest only in healthcare-related facilities, and participate in real estate joint ventures that can take multiple forms. Currently, we outsource to our joint venture partners certain operational and property management functions relating to our real estate investments, and we may elect to outsource to third parties those functions with regard to future investments.

Real Estate Debt.    Investments secured by real property, in each case serving, related to and/or operated by companies in the healthcare industry. Our targeted real estate finance investments include:

•	Participating Debt/Preferred Equity. Financing that may take the form of participating debt or a preferred equity investment in an entity that owns a healthcare facility as well as, directly or indirectly, the underlying real property. Preferred equity is not secured, but holders have priority relative to common equity holders on cash flow distributions and proceeds from capital events. Preferred holders can often enhance their position and protect their equity position with covenants that limit the entity’s activities and grant us the exclusive right to control the property after an event of default. With preferred equity investments, we may become a special limited partner or member in the ownership entity and may be entitled to take certain actions, or cause a liquidation, upon a default.

•	Mezzanine Loans. Mezzanine financing for healthcare facilities in the form of loans that are subordinate to a conventional first mortgage loan and senior to the borrower’s equity in the project. These loans are secured by pledges of ownership interests, typically in whole but occasionally in part (but usually with effective sole control over all the ownership interests), in entities that directly or indirectly own the real property.

•	Subordinate Interests in Whole Loans (B Notes). B Notes, or subordinate interests in whole loans. The subordination of a B Note is generally evidenced by a co-lender or participation agreement between the holders of the related senior interest, or the A Note, and the B Note. B Note lenders have the same obligations, collateral and borrower as the A Note lender, but typically are subordinated in recovery upon a default. B Notes share certain characteristics with second mortgages in that both are subject to greater credit risk with respect to the underlying mortgage collateral than the corresponding first mortgage or A Note.

•	First Mortgage Loans. Term loans secured by first mortgages in healthcare facilities. We expect our clients will include owners and operators of skilled nursing facilities, hospitals, outpatient centers, surgery centers, senior housing, assisted living facilities, independent living facilities, continuing care retirement communities, medical office buildings, laboratories, and other healthcare facilities.

Commercial Finance.    Non-real estate loans to healthcare facilities and operators as an ancillary business to the prior two categories where we can achieve appropriate risk adjusted returns. We are able to provide construction loans for ground-up projects and major redevelopment opportunities for healthcare facilities.

There are no limitations on the amount that we may invest in any category of our targeted investments except as would cause us to be regulated as an investment company under the Investment Company Act or cause us to not be qualified as a REIT for federal income tax purposes.

Our Targeted Facilities

The market for healthcare real estate is extensive and includes real estate owned by a variety of healthcare operators. In addition to our current portfolio, we plan to continue investing in senior housing facilities, medical office buildings, hospitals, skilled nursing facilities, outpatient centers and other healthcare facilities. The following describes the nature of the operations of our expected tenants and borrowers:

Senior Housing Facilities

Senior housing properties include independent living facilities, assisted living facilities and continuing care retirement communities, which cater to different segments of the elderly population based upon their needs. Services provided by our tenants in these facilities are primarily paid for by the residents directly or through private insurance and are less reliant on government reimbursement programs such as Medicaid and Medicare.

•	Independent Living Facilities, or ILFs. ILFs are designed to meet the needs of seniors who choose to live in an environment surrounded by their peers with services such as housekeeping, meals and activities. These residents generally do not need assistance with activities of daily living, including bathing, eating and dressing. However, residents have the option to contract for these services.

•	Assisted Living Facilities, or ALFs. ALFs are licensed care facilities that provide personal care services, support and housing for those who need help with activities of daily living yet require limited medical care. The programs and services may include transportation, social activities, exercise and fitness programs, beauty or barber shop access, hobby and craft activities, community excursions, meals in a dining room setting and other activities sought by residents. These facilities are often in apartment-like buildings with private residences ranging from single rooms to large apartments. Certain ALFs may offer higher levels of personal assistance for residents with Alzheimer’s disease or other forms of dementia. Levels of personal assistance are based in part on local regulations.

•	Continuing Care Retirement Communities, or CCRCs. CCRCs provide housing and health-related services under long-term contracts. This alternative is appealing to residents as it eliminates the need for relocating when health and medical needs change, thus allowing residents to ‘‘age in place.’’ Some CCRCs require a substantial entry fee or buy-in fee, and most also charge monthly maintenance fees in exchange for a living unit, meals and some health services. CCRCs typically require the individual to be in relatively good health and independent upon entry.

Medical Office Buildings

MOBs typically contain physicians’ offices and examination rooms, and may also include pharmacies, hospital ancillary service space and outpatient services such as diagnostic centers, rehabilitation clinics and day-surgery operating rooms. While these facilities are similar to commercial office buildings, they require more plumbing, electrical and mechanical systems to accommodate multiple exam rooms that may require sinks in every room, brighter lights and special equipment such as for dispensing medical gases.

Hospitals

Services provided in these facilities are paid for by private sources, third-party payors (e.g., insurance and health management organizations, or HMOs), or through the Medicare and Medicaid programs.

•	Acute Care Hospitals. Acute care hospitals offer a wide range of services such as fully-equipped operating and recovery rooms, obstetrics, radiology, intensive care, open heart surgery and coronary care, neurosurgery, neonatal intensive care, magnetic resonance imaging, nursing units, oncology, clinical laboratories, respiratory therapy, physical therapy, nuclear medicine, rehabilitation services and outpatient services.

•	Long-Term Acute Care Hospitals. Long-term acute care hospitals provide care for patients with complex medical conditions that require longer stays and more intensive care, monitoring, or emergency back-up than that available in most skilled nursing-based programs.

•	Specialty Hospitals. Specialty hospitals are licensed as acute care hospitals, but focus on providing care in specific areas such as cardiac, orthopedic and women’s conditions, or specific procedures such as surgery, and are less likely to provide emergency services.

•	Rehabilitation Hospitals. Rehabilitation hospitals provide inpatient and outpatient care for patients who have sustained traumatic injuries or illnesses, such as spinal cord injuries, strokes, head injuries, orthopedic problems, work-related disabilities and neurological diseases.

Skilled Nursing Facilities

Skilled Nursing Facilities, or SNFs, offer restorative, rehabilitative and custodial nursing care for people not requiring the more extensive and sophisticated treatment available at hospitals. Ancillary revenues and revenue from sub-acute care services are derived from providing services to residents beyond room and board and include occupational, physical, speech, respiratory and intravenous therapy, wound care, oncology treatment, brain injury care and orthopedic therapy, as well as sales of pharmaceutical products and other services. Certain skilled nursing facilities provide some of the foregoing services on an out-patient basis. Skilled nursing services provided by our tenants in these facilities are primarily paid for either by private sources, or through the Medicare and Medicaid programs.

Outpatient Centers

Outpatient centers deliver healthcare services in dedicated settings utilizing specialized staff to provide a more efficient and comfortable experience to the patient than is available in a traditional acute care hospital. Ambulatory surgery centers, dialysis clinics, and oncology diagnostic and treatment centers are examples of the type of outpatient facilities we intend to target for investment.

Other Healthcare Facilities

Other healthcare facilities may include physician group practice clinic facilities, health and wellness centers, and facilities used for other healthcare purposes, behavioral health, and manufacturing facilities for medical devices.

Financing Strategy

Our charter and bylaws do not limit the amount of indebtedness we can incur, and our board of directors has discretion to deviate from or change our investment guidelines at any time. We will use leverage for the sole purpose of financing our portfolio and not for the purpose of speculating on changes in interest rates. Our financing strategy focuses on the use of match-funded financing structures where available on commercially acceptable terms. Accordingly, we will seek to match the maturities and/or repricing schedules of our financial obligations with those of our investments to minimize the risk that we will have to refinance our liabilities prior to the maturities of our investments and to reduce the impact of changing interest rates on earnings.

We intend to finance a portion of the purchase price of investments in real estate by borrowing asset-specific funds from third parties, as well as borrowing through the use of one or more warehouse facilities and other potential sources of funding we intend to seek. The company also intends to invest along with strategic partners to maximize the use of our capital. For opportunities in participating debt/preferred equity, mezzanine loans, B Notes, first mortgages and construction loans, we intend to utilize availability under our existing warehouse line, if available at our lender’s discretion, and to seek other potential sources of financing such as bank credit facilities.

Our initial funding strategy planned on leveraging our investments through borrowings, generally through the use of warehouse facilities, repurchase agreements, secured loans and securitizations, including the issuance of Collateralized Debt Obligations (CDOs) or Commercial Mortgage Backed Securities (CMBS), loans to entities in which we were to hold, directly or indirectly, interests in pools of assets, and other borrowings. Currently, the availability of liquidity through CDOs is extremely limited due to dislocations in the global credit markets and large losses experienced by investment banks, commercial banks, insurance companies, and hedge funds, the large volume of unsuccessful leveraged loan syndications and related impact on the overall credit markets. These market disruptions have materially impacted liquidity in the debt markets, making financing terms for borrowers more restrictive. A prolonged downturn in the term CDO and CMBS markets, and the credit markets in general, has caused us to seek alternative sources of less attractive financing, and may impede our ability to grow the Company in accordance with our plan. In addition, should the Company not be able to draw credit on or experience reduced availability on our existing warehouse line, or face margin calls and other constraints on credit availability at the subjective discretion of our lender, Care may not be able to continue to operate profitably, make payments on our existing obligations, fund commitments, make new investments, or pay dividends.

Investments

At December 31, 2007 Care had investments in partially-owned entities which invest in healthcare-related real estate of $72.4 million and loans to healthcare-related borrowers of $236.8 million, net of unamortized loan fees.

Real Estate Acquisition

At December 31, 2007, we held ownership interests in nine unconsolidated limited liability entities that combined own thirteen properties. We acquired all interests on December 31, 2007 in transactions with Cambridge Holdings Incorporated (‘‘Cambridge’’) and Senior Management Concepts, LLC (‘‘SMC’’).

In the Cambridge transaction, we purchased an 85% equity interest in eight limited liability entities that own nine medical office buildings with a value of $263.0 million for an aggregate purchase price of $61.9 million in cash, plus the issuance of 700,000 operating partnership units by our subsidiary, with a stated value of $15.00 per share ($10.5 million). These shares were issued by us into escrow and will be released to Cambridge subject to the acquired properties meeting certain performance benchmarks. Based on the timing of the release of the operating partnership units from escrow, the fair value of the operating partnership units at the transaction date was $2.9 million. The Company’s investment in Cambridge is carried at $65.6 million, reflecting our funding of certain operating expense reserves of $2.2 million, less a holdback of $2.8 million for tenant improvements at the closing date and $1.4 million in deferred expenses related to the execution of the acquisition. Each operating partnership unit is redeemable into one share of the Company’s common stock, subject to certain conditions. The Company has the option to pay cash or issue shares of company stock upon redemption. The operating partnership units will be issued to Cambridge, contingent on the future performance of the properties.

Care will receive an initial preferred minimum return of 8.0% on capital invested with 2.0% per annum escalations until certain portfolio performance metrics are achieved. The entities currently carry $178.9 million in asset-specific mortgage debt which matures no earlier than the fourth quarter of 2016 and bear a weighted average fixed interest rate of 5.86%.

The Cambridge portfolio contains approximately 767,000 square feet and is located in major metropolitan markets in Texas (8) and Louisiana (1). The properties are situated on leading medical center campuses or adjacent to prominent acute care hospitals or ambulatory surgery centers. Affiliates of Cambridge will act as managing general partners as well as manage and lease these facilities.

In our joint venture with an affiliate of SMC, we acquired interests in four independent and assisted living facilities located in Utah. The total capitalization of the joint venture is $61.0 million and Care paid $6.8 million in exchange for 100% of the preferred equity interests and 10% of the common equity interests in the joint venture. Care will receive a preferred return of 15.0% on its invested capital and an additional common equity return equal to 10.0% of projected free cash flow after payment of debt service and the preferred return. Our preferred equity interest is not subject to redemption for a period of two years and we retain an option to put our preferred equity interest to our partner at par any time after the eighth anniversary of the closing. The entities created to hold the real estate investments currently carry $54.2 million in asset-specific mortgage debt guaranteed by a government-sponsored agency. The mortgages closed simultaneously with our investment, will mature in 10 years, and bear a weighted average interest rate of 6.65%.

The four facilities contain approximately 233 independent living units and 159 assisted living units. The properties were constructed in the last 25 years, and two were built in the last 10 years. The properties are stabilized and have experienced aggregate occupancy levels in excess of 93% over the last two years. Affiliates of SMC will lease the facilities for 15 years.

Real Estate Finance

Upon consummation of our initial public offering on June 22, 2007, our Manager, through an affiliate, contributed a portfolio of healthcare-related mortgage assets with a book value and fair value, as determined by our Manager, of $278.5 million and $283.1 million, respectively, in exchange for $204.3 million in cash and $78.8 million in shares of Care common stock. The $4.6 million difference between the Manager’s basis and our carrying value represents a premium paid and is amortized using the effective yield method over the remaining term of the underlying loans.

As of December 31 2007, our net investments in loans amounted to $236.8 million and consisted of $233.9 million in principal and $3.8 million in premium on the initial portfolio, offset by approximately $0.9 million in unamortized loan fees. The $237.7 million in principal and premium was comprised of $219.2 million of loans from the initial portfolio contributed by our Manager, $3.1 million funded to existing portfolio clients, and $15.4 million of new originations generated by our Manager (see Note 8). During the period from June 22, 2007 (commencement of operations) to December 31, 2007, the Company realized early loan payoffs from two borrowers amounting to $58.6 million and $2.0 million in partial prepayments from another. In addition, the Company received approximately $2.5 million in loan amortizations and other loan-related payments. We recognized $0.5 million in interest expense related to amortization of the initial purchase premium, and wrote-off

$0.3 million of the premium on two loans which were prepaid. Prepayment fees on these loans produced a net gain of $0.8 million after the related premium write-offs.

Our investments include senior whole loans and participations secured primarily by real estate property in the form of pledges of ownership interests, direct liens or other security interests. The investments are in various geographic markets in the United States. These investments are all variable rate at December 31, 2007, had a weighted average spread of 3.27% over one month LIBOR, and an average maturity of approximately 3 years. The effective yield on the portfolio for the period from June 22, 2007 (commencement of operations) to December 31, 2007 was 8.22%. As of December 31, 2007, we held the following loan investments (in thousands):

Property Type (a)	Location		Carrying Amount	Unamortized Prem/(Disc)	Seller’s Basis (b)	Interest Rate	Maturity Date
	City	State
SNF	Middle River	Maryland	$9,348	$209	$9,139	L+3.75%	3/31/11
SNF/ALF	Various	New Jersey	25,360	521	24,839	L+3.48%	12/8/08	(c)
SNF/ALF/IL	Various	Washington, Oregon	26,871	809	26,062	L+2.75%	10/4/11
SNF	Various	New Jersey	27,987	632	27,355	L+4.00%	1/31/11
SNF (e)	Various	Michigan	24,179	109	24,070	L+2.25%	3/26/12
SNF (e)	Various	Virginia	26,830	440	26,390	L+2.50%	3/1/12
SNF (e)	Various	Texas	6,711	88	6,623	L+3.00%	6/30/11
SNF (e)	Austin	Texas	5,474	35	5,439	L+3.00%	5/30/11
SNF/ICF (e)	Various	Illinois	30,155	348	29,807	L+3.00%	10/31/11
SNF	San Antonio	Texas	8,695	95	8,600	L+3.50%	2/9/11
SNF/ALF	Nacogdoches	Texas	9,911	300	9,611	L+3.15%	10/2/11
SNF/Sr. Appts/ALF	Various	Texas, Louisiana	17,087	189	16,898	L+4.34%	2/1/11
ALF	Daytona Beach	Florida	3,723	(15)	3,738	L+3.43%	8/11/11
Contributed portfolio			222,331	$3,760	$218,571
SNF/IL	Georgetown	Texas	6,075			L+3.00%	7/31/09	(d)
SNF	Aurora	Colorado	9,276			L+5.74%	8/4/10
Investments in loans gross			237,682
Unamortized loan fees			(849)
Investments in loans, net			$236,833

(a)	SNF refers to skilled nursing facilities; ALF refers to assisted living facilities; IL refers to independent living facilities; ICF refers to independent care facilities; and Sr. Appts refers to senior living apartments.
(b)	The amounts represent the amortized value of the loans acquired on June 22, 2007 from our Manager, plus new advances to existing portfolio clients.
(c)	Borrower has the ability to extend the maturity date to 12/8/10 upon advance written notice and subject to compliance with certain covenants stipulated in the loan agreement.
(d)	Borrower has the ability to extend the maturity date to 7/31/12 upon advance written notice and subject to compliance with certain covenants stipulated in the loan agreement.
(e)	Pledged as collateral for borrowings under our warehouse line of credit.

All loans were paying as agreed as of December 31, 2007. Five loans secured by first mortgages with a total principal balance of $92.3 million were pledged as collateral at December 31, 2007, for borrowings under our warehouse line (See Note 6).

Our mortgage portfolio (gross) at December 31, 2007, is diversified by property type and U.S. geographic region as follows:

Property Type	Carrying Amount	% of Portfolio
Skilled Nursing	$118,500	49.9%
Mixed-use(1)	115,459	48.5%
Assisted Living	3,723	1.6%
	$237,682	100.0%

By U.S. Geographic Region	Carrying Amount	% of Portfolio
Midwest	$54,334	22.9%
South	53,953	22.7%
Northeast	53,347	22.4%
Mid-Atlantic	36,178	15.2%
Northwest	26,871	11.3%
West	9,276	3.9%
Southeast	3,723	1.6%
	$237,682	100.0%

(1)	Mixed-use facilities refer to properties that provide care to different segments of the elderly population based on their needs, such as Assisted Living Facilities with Skilled Nursing capabilities.

At December 31, 2007, our portfolio of fifteen mortgage loans was extended to thirteen borrowers with the largest exposure to any single borrower at 12.7% of the carrying value of the portfolio. The carrying value of five other loans, each to different borrowers with exposures of more than 10% of the carrying value of the total portfolio, amounted to 55.2%.

Healthcare Regulation

Overview

The tenants and operators of our properties are typically subject to extensive federal, state and local laws and regulations including, but not limited to, laws and regulations related to licensure, conduct of operations, ownership of facilities, addition of facilities, services, prices for services, billing for services, and the confidentiality and security of health-related information. These regulations are wide-ranging and complex, and may vary or overlap from jurisdiction to jurisdiction. Compliance with such regulatory requirements, as interpreted and amended from time to time, can increase operating costs and thereby adversely affect the financial viability of our tenants’ and operators’ business. These laws authorize periodic inspections and investigations, and identification of deficiencies that, if not corrected, could result in sanctions that include suspension or loss of licensure to operate and loss of rights to participate in the Medicare and Medicaid programs. Regulatory agencies have substantial powers to affect the actions of tenants and operators of our properties if the agencies believe that there is an imminent threat to patient welfare, and in some states these powers can include assumption of interim control over facilities through receiverships.

Medicare is a federal program that provides certain hospital and medical insurance benefits to persons over the age of 65, certain persons with disabilities and persons with end-stage renal disease. Medicaid is a medical assistance program jointly funded by federal and state governments and administered by each state pursuant to which benefits are available to certain indigent patients. The Medicare and Medicaid statutory framework is subject to administrative rulings, interpretations and discretion that affect the amount and timing of reimbursement made under Medicare and Medicaid. The amounts of program payments received by our operators and tenants can be changed from time to time, and at any time, by legislative or regulatory actions and by determinations by agents for the programs. Such changes may be applied retroactively under certain circumstances. In addition, private payors, including managed care payors, continually demand discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk. Efforts to impose greater discounts and more stringent cost controls upon operators by private payors are expected to intensify and continue. We cannot assure you that adequate third-party reimbursement levels will continue to be available for services to be provided by the tenants and operators of our properties which currently are being reimbursed by Medicare, Medicaid and private payors. Significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on these tenants’ and operators’ liquidity, financial condition and results of operations, which could adversely affect their ability to make rental payments under, and otherwise comply with the terms of, their leases with us.

Changes in government regulations and reimbursement, increased regulatory enforcement activity and regulatory non-compliance by our tenants and operators can all have a significant effect on their operations and financial condition, and as a result, can adversely impact us. Please see ITEM 1A. ‘‘Risk Factors’’ for more information.

While different properties within our portfolio may be more or less likely subject to certain types of regulation, all healthcare facilities are potentially subject to the full range of regulation and enforcement described more fully below. We expect that the healthcare industry will continue to face increased regulation and pressure in the areas of fraud, waste and abuse, cost control, healthcare management and provision of services, as well as continuing cost control initiatives and reform efforts generally. Each of these factors can lead to reduced or slower growth in reimbursement for certain services provided by our tenants and operators, as well as reduced demand for certain of the services that they provide. In addition, we believe healthcare services are increasingly being provided on an outpatient basis or in the home, and hospitals and other healthcare providers are increasingly facing the need to provide greater services to uninsured patients, all of which can also adversely affect the profitability of some of our tenants and operators.

Fraud and Abuse

There are extensive federal and state laws and regulations prohibiting fraud and abuse in the healthcare industry, the violation of which could result in significant criminal and civil penalties that can materially affect the tenants and operators of our properties. The federal laws include:

•	The anti-kickback provisions of the federal Medicare and Medicaid programs, which prohibit, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate) directly or indirectly in return for or to induce the referral of an individual to a person for the furnishing or arranging for the furnishing of any item or service for which payment may be made in whole or in part under Medicare or Medicaid.

•	The ‘‘Stark laws,’’ which prohibit, with limited exceptions, referrals by physicians of Medicare or Medicaid patients to providers of a broad range of designated healthcare services with which the physicians (or their immediate family members) have ownership interests or certain other financial arrangements.

•	The False Claims Act, which prohibits any person from knowingly presenting false or fraudulent claims for payment to the federal government (including the Medicare and Medicaid programs).

•	The Civil Monetary Penalties Law, which authorizes the Department of Health and Human Services to impose civil penalties administratively for fraudulent acts.

•	The Health Insurance Portability and Accountability Act of 1996 (commonly referred to as ‘‘HIPAA’’), which among other things, protects the privacy and security of individually identifiable health information by limiting its use and disclosure.

Sanctions for violating these federal laws include criminal and civil penalties that range from punitive sanctions, damage assessments, money penalties, imprisonment, denial of Medicare and Medicaid payments, and/or exclusion from the Medicare and Medicaid programs. These laws also impose an affirmative duty on operators to ensure that they do not employ or contract with persons excluded from the Medicare and other government programs.

Many states have adopted or are considering legislative proposals similar to the federal fraud and abuse laws, some of which extend beyond the Medicare and Medicaid programs to prohibit the payment or receipt of remuneration for the referral of patients and physician self-referrals regardless of whether the service was reimbursed by Medicare or Medicaid. Many states have also adopted or are considering legislative proposals to increase patient protections, such as criminal background checks and limiting the use and disclosure of patient specific health information. These state laws also impose criminal and civil penalties similar to the federal laws.

Various states have also established minimum staffing requirements, or may establish minimum staffing requirements in the future, for hospitals, nursing centers and other healthcare facilities. The implementation of these staffing requirements in some states is not contingent upon any additional appropriation of state funds in any budget act or other statute. Our tenants’ and operators’ ability to satisfy such staffing requirements will depend upon their ability to attract and retain qualified healthcare professionals. Failure to comply with such minimum staffing requirements may result in the imposition of fines or other sanctions. If states do not appropriate sufficient additional funds (through Medicaid program appropriations or otherwise) to pay for any additional operating costs resulting from such minimum staffing requirements, our tenants’ and operators’ profitability may be materially adversely affected.

In the ordinary course of their business, the tenants and operators of our properties have been and are subject regularly to inquiries, investigations and audits by federal and state agencies that oversee these laws and regulations. Increased funding through recent federal and state legislation has led to a dramatic increase in the number of investigations and enforcement actions over the past several years. Private enforcement of healthcare fraud also has increased due in large part to amendments to the civil False Claims Act in 1986 that were designed to encourage private individuals to sue on behalf of the government. These whistleblower suits by private individuals, known as qui tam suits, may be filed by almost anyone, including present and former patients or nurses and other employees. HIPAA also created a series of new healthcare-related crimes.

As federal and state budget pressures continue, federal and state administrative agencies may also continue to escalate investigation and enforcement efforts to eliminate waste and to control fraud and abuse in governmental healthcare programs. A violation of any of these federal and state fraud and abuse laws and regulations could have a material adverse effect on our tenants’ and operators’ liquidity, financial condition and results of operations, which could affect adversely their ability to make rental payments under, or otherwise comply with the terms of, their leases with us.

Healthcare Reform

As one of the largest industries in the United States, healthcare continues to attract much legislative interest and public attention. In an effort to reduce federal spending on healthcare, in 1997 the federal government enacted the Balanced Budget Act (‘‘BBA’’), which contained extensive changes to the Medicare and Medicaid programs, including substantial Medicare reimbursement reductions for healthcare operations. For certain healthcare providers, including hospitals and skilled nursing facilities, implementation of the BBA resulted in more drastic reimbursement reductions than had been anticipated. In addition to its impact on Medicare, the BBA also afforded states more flexibility in administering their Medicaid plans, including the ability to shift most Medicaid enrollees into managed care plans without first obtaining a federal waiver.

The following key legislative and regulatory changes have been made to the BBA to provide some relief from the drastic reductions in Medicare and Medicaid reimbursement resulting from implementation of the BBA:

•	The Balanced Budget Refinement Act of 1999 (‘‘BBRA’’);

•	The Medicare, Medicaid, and State Child Health Insurance Program Benefits Improvement and Protection Act of 2000 (‘‘BIPA’’);

•	The one-time ‘‘administrative fix’’ to increase skilled nursing facility payment rates by 3.26%, instituted by the Centers for Medicare & Medicaid Services (‘‘CMS’’) beginning on October 1, 2003;

•	The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (‘‘Medicare Modernization Act,’’ sometimes referred to as the ‘‘Drug Bill’’);

•	The Deficit Reduction Act of 2005 (Pub. L No 109-171) (‘‘DRA’’); and

•	The Tax Relief and Health Care Act of 2006 (Pub L. No. 109-432)

The Medicare and Medicaid programs, including payment levels and methods, are continually evolving and are less predictable following the enactment of BBA and the subsequent reform activities. We cannot assure you that future healthcare legislation or changes in the administration or implementation of governmental healthcare reimbursement programs will not have a material adverse effect on our tenants’ and operators’ liquidity, financial condition or results of operations, which could adversely affect their ability to make rental payments to us and which, in turn, could have a material adverse effect on us.

Certificates of Need and State Licensing

Certificate of need, or CON, regulations control the development and expansion of healthcare services and facilities in certain states. Some states also require regulatory approval prior to changes in ownership of certain healthcare facilities. States that do not have CON programs may have other laws or regulations that limit or restrict the development or expansion of healthcare facilities. To the extent that CONs or other similar approvals are required for expansion or the operations of our facilities, either through facility acquisitions, expansion or provision of new services or other changes, such expansion could be affected adversely by the failure or inability of our tenants and operators to obtain the necessary approvals, changes in the standards applicable to such approvals or possible delays and expenses associated with obtaining such approvals.

Americans with Disabilities Act (the ‘‘ADA’’)

Our properties must comply with the ADA to the extent that such properties are ‘‘public accommodations’’ as defined in that statute. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. To date, no notices of substantial noncompliance with the ADA have been received by us. Accordingly, we have not incurred substantial capital expenditures to address ADA concerns. In some instances, our tenants and operators may be responsible for any additional amounts that may be required to make facilities ADA-compliant. Noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we continue to assess our properties and make alterations as appropriate in this respect.

Environmental Matters

A wide variety of federal, state and local environmental and occupational health and safety laws and regulations affect healthcare facility operations. These complex federal and state statutes, and their enforcement, involve myriad regulations, many of which involve strict liability on the part of the potential offender. Some of these federal and state statutes may directly impact us. Under various federal, state and local environmental laws, ordinances and regulations, an owner or operator of real property or a secured lender, such as us, may be liable for the costs of removal or remediation of hazardous or toxic substances at, under or disposed of in connection with such property, as well as other potential costs relating to hazardous or toxic substances (including government fines and damages for injuries to persons, adjacent property, and/or natural resources). This may be true even if we did not cause or contribute to the presence of such substances. The cost of any required remediation, removal, fines or personal or property damages and the owner’s or secured lender’s liability therefore could exceed or impair the value of the property, and/or the assets of the owner or secured lender. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect the owner’s ability to sell or rent such property or to borrow using such property as collateral which, in turn, could reduce our revenues. For a description of the risks associated with environmental matters, see ITEM 1A. ‘‘Risk Factors.’’

Competition

We compete for real estate property investments with healthcare providers, other healthcare-related REITs, healthcare lenders, real estate partnerships, banks, insurance companies and other investors. Some of our competitors are significantly larger and have greater financial resources and lower cost of capital than we do. Our ability to continue to compete successfully for real property investments will be determined by a number of factors, including our ability to identify suitable acquisition or investment targets, our ability to negotiate acceptable terms for any such acquisitions, and the availability of capital, including partnering with suitable co-investors. If we do not identify investments that meet our investment criteria, our ability to increase shareholder value through profitable growth may be limited.

The operators and managers of the properties in which we invest compete on a local and regional basis with other landlords and healthcare providers who own and operate healthcare-related real estate. The occupancy and rental income at our properties depend upon several factors, including the number of physicians using the healthcare facilities or referring patients to the facilities, the number of patients or residents of the healthcare-related facilities, competing properties and healthcare providers, and the size and demographics of the population in the surrounding area. Private, federal and state payment programs and the effect of laws and regulations may also have a significant influence on the profitability of the properties and their tenants.

We compete for real estate and commercial finance opportunities with specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, other lenders and governmental bodies, many of which have greater financial resources and lower costs of capital available to them than we have. Our ability to continue to compete successfully for real estate and commercial finance opportunities will be determined by a number of factors, including our ability to originate or identify investments with attractive spreads over our financing cost, as well as the availability of capital.

To the extent that a competitor is willing to risk larger amounts of capital in a particular transaction or to employ more liberal underwriting standards when evaluating potential lending opportunities than we are, our origination volume and profit margins for our portfolio could be adversely affected. Our competitors may also be willing to accept lower returns on their investments and may succeed in originating or acquiring assets we have targeted for origination or in refinancing loans that are in our portfolio. There is considerable competition in our market sector and there can be no assurance that we will compete effectively or that we will not encounter further increased competition in the future that could limit our ability to conduct our business effectively.

Industry Segments

We are focused on investing in healthcare-related real estate assets and on originating or acquiring loans and other securities related to healthcare providers typically secured by mortgages on the underlying healthcare-related facilities. Currently, we operate in only the healthcare industry.

Employees

We do not currently have any employees, nor do we anticipate hiring any employees in the near term. Our executive officers and other staff are all employed by our Manager or CIT. Our Manager is reimbursed for the cost of these employees and the services delivered through a management fee under the requirements of the Management Agreement by and between Care Investment Trust Inc. and CIT Healthcare LLC dated June 27, 2007.

Certain U.S. Federal Income Tax Considerations

The following discussion of ‘‘Certain U.S. Federal Income Tax Considerations’’ is not inclusive of all possible tax considerations and is not tax advice. This summary does not deal with all tax aspects that might be relevant to a particular stockholder in light of such stockholder’s circumstances, nor does it deal with particular types of stockholders that are subject to special treatment under the Internal Revenue Code (the ‘‘Code’’). Provisions of the Code governing the federal income tax treatment of REITs and their stockholders are highly technical and complex, and this summary is qualified in its entirety by the applicable Code provisions, rules and Treasury Regulations promulgated thereunder, and administrative and judicial interpretations thereof. The following discussion is based on current law, which could be changed at any time, and possibly applied retroactively.

We intend to elect on our U.S. federal income tax return for 2007, which is not yet due, to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code beginning with our taxable year ending December 31, 2007. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our REIT taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income tax on our taxable income at regular corporate rates and we will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distributions to stockholders. However, we believe that we will operate in such a manner as to qualify for treatment as a REIT and we intend to operate in the foreseeable future in such a manner so that we will qualify as a REIT for federal income tax purposes. We may, however, be subject to certain state and local taxes.

The Code defines a REIT as a corporation, trust or association (i) which is managed by one or more trustees or directors; (ii) the beneficial ownership of which is evidenced by transferable shares, or by transferable certificates of beneficial interest; (iii) which would be taxable, but for Sections 856 through 860 of the Code, as a domestic corporation; (iv) which is neither a financial institution nor an insurance company subject to certain provisions of the Code; (v) the beneficial ownership of which is held by 100 or more persons; (vi) during the last half of each taxable year not more than 50% in value of the outstanding stock of which is owned, actually or constructively, by five or fewer individuals; and (vii) which meets certain other tests, described below, regarding the amount of its distributions and the nature of its income and assets. The Code provides that conditions (i) to (iv), inclusive, must be met during the entire taxable year and that condition (v) must be met during at least 335 days of a taxable year of 12 months, or during a proportionate part of a taxable year of less than 12 months.

There are presently two gross income requirements for Care to qualify as a REIT. First, at least 75% of Care’s gross income (excluding gross income from ‘‘prohibited transactions’’ as defined below) for each taxable year must be derived directly or indirectly from investments relating to real property or mortgages on real property or from certain types of temporary investment income. Second, at least 95% of Care’s gross income (excluding gross income from prohibited transactions and qualifying hedges) for each taxable year must be derived from income that qualifies under the 75% test and other dividends, interest and gain from the sale or other disposition of stock or securities. A ‘‘prohibited transaction’’ is a sale or other disposition of property (other than foreclosure property) held primarily for sale to customers in the ordinary course of our trade or business.

At the close of each quarter of Care’s taxable year, it must also satisfy four tests relating to the nature of its assets. First, at least 75% of the value of Care’s total assets must be represented by real estate assets including shares of stock of other REITs, and certain other permissible assets such as stock or debt instruments purchased with the proceeds of a stock offering, cash, cash items and government securities. Second, not more than 25% of Care’s total assets may be represented by securities other than those in the 75% asset class. Third, of the investments included in the 25% asset class, the value of any one issuer’s securities owned by Care may not exceed 5% of the value of Care’s total assets and Care may not own more than 10% of the vote or value of the securities of a non-REIT corporation, other than certain debt securities and interests in taxable REIT subsidiaries or qualified REIT subsidiaries, each as defined below. Fourth, not more than 20% of the value of Care’s total assets may be represented by securities of one or more taxable REIT subsidiaries.

Care, directly and indirectly, owns interests in various partnerships and limited liability companies. In the case of a REIT that is a partner in a partnership or a member of a limited liability company that is treated as a partnership under the Code, Treasury Regulations provide that for purposes of the REIT income and asset tests, the REIT will be deemed to own its proportionate share of the assets of the partnership or limited liability company (determined in accordance with its capital interest in the entity), subject to special rules related to the 10% asset test and will be deemed to be entitled to the income of the partnership or limited liability company attributable to such share.

The ownership of an interest in a partnership or limited liability company by a REIT may involve special tax risks, including the challenge by the Internal Revenue Service of the allocations of income and expense items of the partnership or limited liability company, which would affect the computation of taxable income of the REIT, and the status of the partnership or limited liability company as a partnership (as opposed to an association taxable as a corporation) for federal income tax purposes.

Care also owns interests in a number of subsidiaries which are intended to be treated as qualified REIT subsidiaries (each a ‘‘QRS’’). The Code provides that such subsidiaries will be ignored for federal income tax purposes and all assets, liabilities and items of income, deduction and credit of such subsidiaries will be treated as the assets, liabilities and such items of Care. If any partnership, limited liability company or subsidiary in which Care owns an interest were treated as a regular corporation (and not as a partnership, subsidiary REIT, QRS or taxable REIT subsidiary, as the case may be) for federal income tax purposes, Care would likely fail to satisfy the REIT asset tests described above and would therefore fail to qualify as a REIT, unless certain relief provisions apply. Care believes that each of the partnerships, limited liability companies and subsidiaries (other than taxable REIT subsidiaries), in which it owns an interest will be treated for tax purposes as a partnership, disregarded entity (in the case of a 100% owned limited liability company), REIT or QRS, as applicable, although no assurance can be given that the Internal Revenue Service will not successfully challenge the status of any such organization.

As of December 31, 2007, Care did not own any interests in subsidiaries which have elected to be taxable REIT subsidiaries (each a ‘‘TRS’’). A REIT may own any percentage of the voting stock and value of the securities of a corporation which jointly elects with the REIT to be a TRS, provided certain requirements are met. A TRS generally may engage in any business, including the provision of customary or noncustomary services to tenants of its parent REIT and of others, except a TRS may not manage or operate a hotel or healthcare facility. A TRS is treated as a regular corporation and is subject to federal income tax and applicable state income and franchise taxes at regular corporate rates. In addition, a 100% tax may be imposed on a REIT if its rental, service or other agreements with its TRS, or the TRS’s agreements with the REIT’s tenants, are not on arm’s-length terms.

In order to qualify as a REIT, Care is required to distribute dividends (other than capital gain dividends) to its stockholders in an amount at least equal to (A) the sum of (i) 90% of its ‘‘real estate investment trust taxable income’’ (computed without regard to the dividends paid deduction and its net capital gain) and (ii) 90% of the net income, if any (after tax), from foreclosure property, minus (B) the sum of certain items of non-cash income. Such distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before Care timely files its tax return for such year, if paid on or before the first regular dividend payment date after such declaration and if Care so elects and specifies the dollar amount in its tax return. To the extent that Care does not distribute all of its net long-term capital gain or distributes at least 90%, but less than 100%, of its ‘‘real estate investment trust taxable income,’’ as adjusted, Care will be required to pay tax thereon at regular federal and state corporate tax rates. Furthermore, if Care should fail to distribute during each calendar year at least the sum of (i) 85% of its ordinary income for such year, (ii) 95% of its capital gain income for such year and (iii) any undistributed taxable income from prior periods, Care would be required to pay, in addition to regular federal and state corporate tax, a non-deductible 4% excise tax on the excess of such required distributions over the amounts actually distributed.

Corporate Governance Guidelines

The Company has adopted Corporate Governance Guidelines relating to the conduct and operations of the board of directors. The Corporate Governance Guidelines are posted on the Company’s website (www.carereit.com).

Committee Charters

The Board of Directors has an Audit Committee, Compensation Committee, and Nominating, Corporate Governance and Investment Oversight Committee. The board of directors has adopted written charters for each committee which are available on the Company’s website (www.carereit.com).

Codes of Conduct

The Company has adopted for the officers and board of directors of Care a Code of Ethical Conduct to govern its business practices. In addition, the Company has adopted a Code of Business Conduct, not only as guidance for officers and directors of Care, but for the employees of our Manager, CIT Healthcare LLC and its affiliates, who provide services and support to Care. Copies of each code are available on the Company’s website (www.carereit.com).

Sarbanes-Oxley Act Section 302 Certifications

The certifications of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 have been filed as exhibits to this Form 10-K.

ITEM 1A.    Risk Factors

Risks Related to Conflicts of Interest and Our Relationship with Our Manager

The management agreement was not negotiated on an arms-length basis. As a result, the terms, including fees payable, may not be as favorable to us as if it was negotiated with an unaffiliated third party.

The management agreement between Care and its Manager, CIT Healthcare LLC, was negotiated between related parties. As a result, we did not have the benefit of arms-length negotiations of the type normally conducted with an unaffiliated third party and the terms, including fees payable, may not be as favorable to us as if we did engage in negotiations with an unaffiliated third party. We may choose not to enforce, or to enforce less vigorously, our rights under the management agreement because of our desire to maintain our ongoing relationship with our Manager.

The contribution agreement for the initial assets was not negotiated on an arms-length basis and we did not receive independent appraisals of the initial assets contributed upon completion of our initial public offering. As a result, the terms of the contribution agreement, including the consideration paid by us in exchange for the initial assets, may not be as favorable to us as if it was negotiated with an unaffiliated third party.

The contribution agreement was negotiated between related parties. As a result, we did not have the benefit of arms-length negotiations of the type normally conducted with an unaffiliated third party and the terms, including the terms of the contribution of the initial assets, may not be as favorable to us as if we did engage in negotiations with an unaffiliated third party. We did not obtain any independent third-party appraisals of the initial assets contributed to us and the determination of the fair market value of the initial assets upon the closing of our initial public offering was made by our Manager. These assets were contributed to us directly by CIT Holding, an affiliate of ours, and, in exchange, we issued to CIT Holding cash proceeds from our initial public offering and shares of our common stock. As a result, the consideration paid by us in exchange for the contribution of the assets may have exceeded the fair market value of these assets. In addition, we may choose not to enforce, or to enforce less vigorously, our rights under the contribution agreement because of our desire to maintain our ongoing relationship with our Manager and CIT.

Our Manager sources most of our investments, and we may also participate in investments in which our Manager and its affiliates are also participating, which could result in conflicts of interest.

Our Manager sources most of our investments and we may also participate in investments in which our Manager and its affiliates are also participating. Certain of our investments may be subordinate to investments made by our Manager in the same issuer or project. Transactions originated by, or in which we co-invest or participate with, our Manager are not and will not be the result of arms-length negotiations and involve conflicts between our interests and the interests of our Manager in obtaining favorable terms and conditions. There is no assurance that the conflicts of interest policy that addresses some of the conflicts relating to our investments will be adequate to address all of the conflicts that may arise. In each case, some of the same officers will be determining the price and terms for the investments for both us and our Manager and there can be no assurance that the procedural protections, such as obtaining market prices or other reliable indicators of fair market value, appointing a third party servicer in the event of a loan’s default, or having an independent investment advisor review all of our investments, will be sufficient to assure that the consideration we pay for these investments will not exceed their fair market value and that we would not receive more advantageous terms for an investment had we negotiated the purchase with an independent third party. In addition, since our Manager’s officers and employees are also responsible for providing the same services for our Manager’s portfolio of investments, they may not devote sufficient time to the management of our business operations. Our interests in such investments may conflict with the interests of such other vehicles or accounts in related investments in the event of a default or restructuring of the investment.

We rely on our Manager to assist us in various aspects of our business, and our Manager, in turn, relies on CIT and its affiliates to assist it in various aspects of its business, including financing, and there is no assurance that CIT will continue to allocate the same resources to our Manager to provide services to us.

The relationship with our Manager is an important component of our growth strategy and provides us with services essential to our operations. Our Manager represents just one segment of CIT, and relies on CIT and its affiliates for assistance in various aspects of its business, including financing. Our Manager obtains its financing from public and private securities offerings by CIT. Due to continued weakening in the credit markets and the likely negative impact on CIT’s earnings, Standard & Poor’s recently lowered CIT’s counterparty rating to A−/A-2. On March 20, 2008, CIT announced it was drawing upon $7.3 billion in unsecured U.S. bank credit facilities to refinance debt maturing in the near term. CIT’s access to its usual sources of wholesale funding has been closed due to the continuing dislocation of the global credit markets. We cannot assure you that CIT will continue to be able to raise our Manager’s financing in the future. We also cannot assure you that CIT will continue to allocate the same resources to our Manager’s business. An inability or unwillingness on the part of CIT to access the capital markets on behalf of our Manager or to continue to provide the same level of support to our Manager could negatively affect our business, financial condition and results of operations.

We may compete with existing and future investment vehicles for access to our Manager, which may reduce investment opportunities available to us.

In the future, our Manager may sponsor separate investment vehicles with investment focuses that overlap with our investment focus. Under the management agreement, we have the right to terminate the management agreement for cause if our Manager raises, sponsors, forms or advises any new investment fund, company or vehicle, including any REIT, that invests primarily in healthcare-related commercial mortgage loans or other commercial healthcare-related real estate loans, such as mezzanine loans (but specifically excluding CMBS and other similar pass through securities) in the United States or healthcare-related properties in the United States. However, we may choose to not enforce our right to terminate the management agreement. Accordingly, we may compete for access to the benefits that we expect our relationship with our Manager to provide and for the time of their investment professionals to carry out and facilitate our investment activities. We may make investments that are senior or junior to participations in, or have rights and interests different from or adverse to, the investments made by other vehicles or accounts managed by our Manager. Our interests in such investments may conflict with the interests of such other vehicles or accounts in related investments at the time of origination or in the event of a default or restructuring of the investment.

Termination of our management agreement would be difficult and costly.

Termination of the management agreement with our Manager would be difficult and costly. The management agreement has an initial term expiring on June 30, 2010 and will automatically be renewed for one-year terms thereafter unless we or our Manager gives the other party at least 180 days prior notice of its intention not to renew the agreement. We may not terminate the management agreement without cause during the initial term or any renewal term. If we elect to not renew the agreement upon expiration of the initial term, or any renewal term, we will be required to pay a termination fee, within 90 days of termination, equal to the sum of the average annual base management fee plus the average annual incentive fee earned during the two years immediately prior to termination, multiplied by three. The termination fee will be calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. In addition, following any termination of the management agreement, we must pay our Manager all compensation accruing to the date of the termination. These provisions increase the effective cost to us of terminating the management agreement with our Manager, even if we believe our Manager’s performance is not satisfactory.

Our Manager’s base management fee is payable regardless of our performance.

Our Manager is entitled to receive a base management fee from us that is based on the amount of our equity (as defined in the management agreement), regardless of the performance of our portfolio. For example, we would pay our Manager a base management fee for a specific period even if we experienced a net loss during the same period. Our Manager’s entitlement to substantial nonperformance-based compensation might reduce its incentive to devote its time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio. This in turn could hurt our ability to make distributions to our stockholders and the market price of our common stock.

Our Manager’s incentive fee may induce it to make more speculative investments.

Our Manager is entitled to an incentive fee from us that may cause it to invest in high-risk investments. In addition to its base management fee, our Manager is entitled to receive an incentive fee based entirely upon our achievement of targeted levels of funds from operations and net capital gains. In evaluating investments and other management strategies, the opportunity to earn an incentive fee based on funds from operations and net capital gains may lead our Manager to place undue emphasis on the maximization of funds from operations at the expense of other criteria, such as preservation of capital, in order to achieve a higher incentive fee. Investments with higher yield potentials generally are riskier or more speculative. This could result in increased risk to our investment portfolio.

Risks Related to Our Business

Prior to our initial public offering, we had no operating history and may not be able to successfully operate our business or generate sufficient revenue to make or sustain distributions to our stockholders.

We were incorporated in March 2007 and have minimal operating history. The results of our operations depend on many factors, including the performance of the initial assets, the availability of opportunities for the acquisition of additional assets, the level and volatility of interest rates, readily accessible short- and long-term financing, conditions in the financial markets and economy, and our ability to successfully operate our business and execute our investment strategy. We will face substantial competition in acquiring suitable investments, which could adversely impact the yields that we receive on our new investments.

We are dependent on our Manager, who has limited experience operating a REIT.

Prior to our initial public offering, our Manager had no experience operating a REIT or operating a business in compliance with the numerous technical restrictions and limitations necessary to qualify as a REIT under the Internal Revenue Code or to be exempt from the Investment Company Act. Our Manager’s lack of experience in managing a portfolio of assets under such constraints may hinder its ability to achieve our investment objective. In addition, maintaining our REIT qualification and complying with the Investment Company Act exemptions limit the types of investments, particularly with respect to healthcare businesses, that we are able to make. We can offer no assurance that our Manager will be successful at all or as successful as in its previous endeavors. Our board of directors is not expected to review or approve individual investments unless our independent investment advisor, a function presently filled on a rotational basis by an independent board member, determines that such review is appropriate or such review is required under our investment guidelines.

We are dependent upon our Manager for our success and may not find a suitable replacement if the management agreement is terminated or such key personnel are no longer available to us.

We do not have any employees. Our officers are employees of our Manager through CIT. We do not have any separate facilities and are completely reliant on our Manager, which has significant discretion as to the implementation of our operating policies and strategies. We depend on the diligence, skill and network of business contacts of our Manager. Our executive officers and our

Manager will source, evaluate, negotiate, structure, close, service and monitor our investments. The management agreement does not require our Manager to dedicate specific personnel to fulfilling its obligations to us under the management agreement, or require personnel to dedicate a specific amount of time. The departure of a significant number of the professionals of our Manager could have a material adverse effect on our performance. We are also subject to the risk that our Manager will not renew the management agreement and that no suitable replacement will be found to manage us. After June 30, 2010, the expiration of the initial term of the management agreement, or upon the expiration of any automatic renewal term, our Manager may elect not to renew the management agreement without cause, without penalty, on 180 days’ prior written notice to us. We can offer no assurance that our Manager will remain our external manager, that we will be able to find an adequate replacement for our Manager should our Manager elect not to renew the management agreement, or that we will continue to have access to our Manager’s principals and professionals or their information or deal flow.

Our Manager has broad discretion to invest funds and may make investments that ultimately produce investment returns which are substantially below expectations or that result in losses.

Our Manager is authorized to follow very broad investment guidelines and has great latitude within those guidelines in determining the types of assets it may decide are proper investments for us. Our board of directors will periodically review our investment guidelines and our investment portfolio. However, our board of directors is not expected to review or approve each proposed investment unless our independent investment advisor, a function presently filled on a rotational basis by an independent board member, determines that such review is appropriate or such review is required under our investment guidelines. In addition, the directors and our independent investment advisor will rely primarily on information provided to them by our Manager in reviewing our investments and our portfolio. Furthermore, transactions entered into by our Manager on our behalf may be costly, difficult or impossible to unwind by the time they are reviewed by our board of directors. Our Manager has great latitude within the broad parameters of our investment guidelines in determining the types of assets it may decide are proper investments for us, which could result in investment returns that are substantially below expectations or that result in losses, which would materially and adversely affect our business, operations and results.

Our failure to manage future growth effectively may have a material negative impact on our business, financial condition and results of operations.

Our ability to achieve our investment objective depends on our ability to grow, which depends, in turn, on the senior management team of our Manager and its ability to identify and invest in assets that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of our Manager’s structuring of our investment process, its ability to provide competent, attentive and efficient services to us and our access to financing on acceptable terms. Our ability to grow is also dependent upon our Manager’s ability to successfully hire, train, supervise, manage and retain its employees. We may not be able to manage growth effectively or to achieve growth at all. Any failure to manage our future growth effectively could have a material negative impact on our business, financial condition and results of operations.

Lenders may require us to enter into restrictive covenants relating to our operations.

When we obtain financing, lenders could impose restrictions on us that would affect our ability to incur additional debt, our capability to make distributions to stockholders and our flexibility to determine our operating policies. Loan documents we execute will contain negative covenants that may limit, among other things, our ability to repurchase stock, distribute more than a certain amount of our funds from operations, and employ leverage beyond certain amounts.

If our Manager ceases to be our Manager pursuant to the management agreement, financial institutions providing any credit facilities may not provide future financing to us.

Financial institutions that finance our investments pursuant to credit facilities and warehouse agreements may require that our Manager remain our Manager pursuant to the management agreement. If our Manager ceases to be our Manager, it may constitute an event of default and the financial institution providing the warehouse credit facility may have the right to terminate its facility and any obligation to advance funds to us to finance our future investments. If our Manager ceases to be our Manager for any reason and we are unable to obtain financing under these or replacement credit facilities, our growth may be limited.

If we issue senior securities, we may be subject to restrictive covenants and limitations on our operating flexibility, which could adversely affect our ability to make distributions.

If we decide to issue senior securities in the future, they will be governed by an indenture or other instrument that will likely contain covenants restricting our operating flexibility. Holders of senior securities may be granted specific rights, including the right to hold a perfected security interest in certain of our assets, the right to accelerate payments due under the indenture, rights to restrict dividend payments, and rights to require approval to sell assets. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock. We, and indirectly our stockholders, will bear the cost of issuing and servicing such securities.

The use of securitization financings with over-collateralization requirements may have a negative impact on our cash flow.

Should the securitized debt markets stabilize and reopen, we expect that the terms of securitizations we may issue will generally provide that the principal amount of assets must exceed the principal balance of the related bonds by a certain amount, commonly referred to as ‘‘over-collateralization.’’ We anticipate that the securitization terms will provide that, if certain delinquencies and/or losses exceed specified levels, which we will establish based on the analysis by the rating agencies (or any financial guaranty insurer) of the characteristics of the assets collateralizing the bonds, the required level of over-collateralization may be increased or may be prevented from decreasing as would otherwise be permitted had losses or delinquencies not exceeded those levels. Other tests (based on delinquency levels or other criteria) may restrict our ability to receive net income from assets collateralizing the obligations. We cannot assure you that the performance tests will be satisfied. In advance of completing negotiations with the rating agencies or other key transaction parties on our future securitization financings, we cannot assure you of the actual terms of the securitization delinquency tests, over-collateralization terms, cash flow release mechanisms or other significant factors regarding the calculation of net income to us. Failure to obtain favorable terms with regard to these matters may materially and adversely affect the availability of net income to us. If our assets fail to perform as anticipated, our over-collateralization or other credit enhancement expense associated with our securitization financings will increase.

We may be required to repurchase loans that we have sold or to indemnify holders of securitization debt.

If any of the loans we originate or acquire and sell or securitize do not comply with representations and warranties that we make about certain characteristics of the loans, the borrowers and the underlying properties, we may be required to repurchase those loans (including from a trust vehicle used to facilitate a structured financing of the assets through a securitization) or replace them with substitute loans. In addition, in the case of loans that we have sold instead of retained, we may be required to indemnify persons for losses or expenses incurred as a result of a breach of a representation or warranty. Repurchased loans typically require a significant allocation of working capital to be carried on our books, and our ability to borrow against such assets may be limited. Any significant repurchases or indemnification payments could materially and adversely affect our financial condition and operating results.

Competition in acquiring desirable investments may limit their availability, which could, in turn, negatively affect our ability to make distributions to our stockholders.

We will compete for investments with numerous public and private investment vehicles, such as other REITs, investment companies, healthcare operators and other institutional investors in identifying investment opportunities. Real estate investment assets are often obtained through a competitive bidding process. Many of our competitors may have advantages over us and our Manager. Competition may result in higher prices for healthcare mortgage loans and real estate related assets, lower yields and a narrower spread of yields over our borrowing costs. In addition, competition for desirable investments could delay the investment of our equity capital in desirable assets, which may, in turn, reduce earnings per share and may negatively affect our ability to maintain our dividend distribution. There can be no assurance that we will achieve investment results that will allow any specified level of cash distribution.

We may incur borrowing costs related to any warehouse lines of credit and repurchase agreements we may obtain, which could harm our results of operations or financial condition.

We have financed the acquisition of certain investments and intend to finance additional investments with warehouse lines of credit and repurchase agreements. In addition, we may engage in various types of securitizations in order to finance our loan originations. The amount of borrowings we employ or intend to employ depends on, among other factors, the amount of our equity capital. Our borrowing costs under any warehouse lines of credit and repurchase agreements we may obtain generally will be adjustable and will correspond to floating interest rates, such as LIBOR or a Treasury index, plus or minus a margin. The margins on these borrowings over or under any interest rate indexes may vary depending upon a number of factors, including, without limitation:

•	the movement of interest rates;

•	the availability of financing in the market; and

•	the value and liquidity of our mortgage loans and real estate related assets.

An increase in the interest rates of these borrowings could harm our results of operations and financial condition.

Borrowings from warehouse lines of credit and repurchase agreements are subject to restrictive conditions that can be changed at the discretion of the lender, including margin call requirements, changes in underwriting standards applied to advance rates, and termination of the credit facility.

Our ability to finance our operations and grow our business is dependent upon the availability of credit on commercially acceptable terms, including the use of warehouse lines of credit and repurchase agreements. The ability to draw down on warehouse lines depends on many factors, including the unilateral ability of lenders to require more collateral and change underwriting standards. Should we not be able to draw credit on existing lines, experience reduced availability of credit on existing lines, face margin calls and other constraints on credit availability at the subjective discretion of our lenders, or fail to find additional sources of credit on commercially reasonable terms, we may not be able to continue to operate profitably, make payments on our existing obligations, fund commitments by us, invest in new opportunities to grow, or make dividend payments.

Our investments in loans are not highly liquid. Any need to sell these investments to meet margin calls under our warehouse line or to maintain liquidity may result in loss.

Investing in healthcare-related commercial mortgage debt is transacted through an over-the- counter market with minimal pricing transparency. Loans are infrequently traded and market quotes are not widely available. Should we be forced to sell any loans to meet any margin calls or to maintain liquidity, we may have to sell at prices below our carrying value which would result in losses.

We may be unable to generate sufficient revenue from operations to pay our operating expenses and to make distributions to our stockholders.

As a REIT, we generally are required to distribute at least 90% of our REIT taxable income each year to our stockholders and we intend to pay quarterly dividends to our stockholders such that we distribute all or substantially all of our taxable income each year, subject to certain adjustments and sufficient available cash. However we have not established a minimum dividend payment level, and our ability to pay dividends may be adversely affected by the risk factors described in this document. In the event of a downturn in our operating results and financial performance, unanticipated declines in the value of our asset portfolio, or prolonged dislocations in the credit markets, we may be unable to pay quarterly dividends to our stockholders. The timing and amount of our dividends are in the sole discretion of our board of directors, and will depend upon, among other factors, our earnings, financial condition, credit availability, maintenance of our REIT qualification and other tax considerations and capital expenditure requirements, in each case as our board of directors may deem relevant from time to time.

Among the factors that could adversely affect our results of operations and impair our ability to pay dividends to our stockholders are:

•	the profitability of the investment of the net proceeds of our initial public offering;

•	our ability to make profitable investments;

•	defaults in our asset portfolio or decreases in the value of our portfolio;

•	the fact that anticipated operating expense levels may not prove accurate, as actual results my vary from estimates; and

•	our ability to borrow from existing credit facilities or to obtain additional sources of credit on commercially acceptable terms.

A change in any one of these factors could affect our ability to pay dividends. If we are not able to comply with the restrictive covenants and financial ratios contained in our credit facilities, our ability to pay dividends to our stockholders and maintain our REIT qualification may also be impaired. We cannot assure you that we will be able to pay dividends to our stockholders in the future or that the level of any dividends we pay will increase over time.

In addition, dividends paid to stockholders are generally taxable to our stockholders as ordinary income, but a portion of our dividends may be designated by us as long-term capital gains to the extent they are attributable to capital gain income recognized by us, or may constitute a return of capital to the extent they exceed our earnings and profits as determined for tax purposes. Distributions in excess of our earnings and profits generally may be tax-free to the extent of each stockholder’s basis in our common stock and generally may be treated as capital gain if they are in excess of basis.

Our rights and the rights of our stockholders to take action against our directors and officers are limited, which could limit your recourse in the event of actions not in your best interests.

Our charter limits the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or

•	a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.

In addition, our charter permits us to agree to indemnify our present and former directors and officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law. Our bylaws require us to indemnify each present or former director or officer, to the maximum extent permitted by Maryland law, in the defense of any proceeding to which he or she is made, or threatened to be made, a party by reason of his or her service to us. In addition, we may be obligated to fund the defense costs incurred by our directors and officers.

Compliance with our Investment Company Act exemption imposes limits on our operations.

We intend to conduct our operations so as not to become regulated as an investment company under the Investment Company Act of 1940, as amended (the ‘‘Investment Company Act’’). We intend to qualify for an exemption from registration under Section 3(c)(5)(C) of the Investment Company Act, which generally means that at least 55% of our portfolio must be comprised of qualifying real estate assets and at least another 25% of our portfolio must be comprised of additional qualifying real estate assets and real estate-related assets. To comply with these regulations, we may from time to time acquire direct interests in real estate or buy or originate whole mortgage loans and participations in whole mortgage loans, provided that we control the right to foreclose the mortgage securing the loan in the event of a default, certain B Notes and other qualifying assets. There can be no assurance that we will be able to maintain this exemption from registration. Further, we may not be able to invest in sufficient qualifying real estate assets and/or real estate-related assets and future revisions of the Investment Company Act or further guidance from the staff of the SEC may cause us to lose our exemption or force us to re-evaluate our portfolio and our business strategy. Such changes may prevent us from operating our business successfully.

Our subsidiaries will be subject to similar restrictions under the Investment Company Act as described in this Form 10-K so that we do not come within the definition of an ‘‘investment company’’ under the Investment Company Act. These restrictions also would limit the types of business in which we may engage, as described in this Form 10-K. A failure to satisfy these requirements could materially and adversely affect our business.

As part of our Manager’s obligations under the management agreement, our Manager agreed to use commercially reasonable efforts to cooperate with our efforts to conduct our operations so as not to cause us to become regulated as an investment company under the Investment Company Act and to refrain from any action that, in our Manager’s judgment, would adversely affect our status as an entity that is not regulated as an investment company under the Investment Company Act. Failure to maintain this exemption would require us to significantly restructure our business plan. For example, because affiliate transactions generally are prohibited under the Investment Company Act, we would not be able to enter into transactions with any of our affiliates if we fail to maintain our exemption and may be required to terminate our management agreement and any other agreements with affiliates, which could have a material adverse effect on our ability to operate our business. If the management agreement is terminated, it could constitute an event of default under our credit facilities and lenders may then have the right to terminate these facilities and their obligation to advance funds to us to finance our future investments. In addition, we may not be able to identify a replacement manager on favorable terms if at all.

Rapid changes in the market value or income from our real estate-related investments or non-qualifying assets may make it more difficult for us to maintain our status as a REIT or exemption from the Investment Company Act.

If the market value or income potential of real estate-related investments declines as a result of a change in interest rates, prepayment rates or other factors, we may need to increase our real estate investments and income and/or liquidate our non-qualifying assets in order to maintain our REIT status or exemption from the Investment Company Act. If the decline in real estate asset values and/or the decline in qualifying REIT income occurs quickly, it may be especially difficult to maintain REIT status. These risks may be exacerbated by the illiquid nature of both real estate and non-real estate assets that we may own. We may have to make investment decisions that we would not make absent the REIT and Investment Company Act considerations.

A general economic slowdown could have a material adverse effect on our business.

Periods of economic slowdown or recession may be accompanied by declines in real estate values. Delinquencies, foreclosures and losses generally increase during economic slowdowns or recessions. Because a portion of the investments we make may be subordinate to other creditors, the rate of delinquencies, foreclosures and losses on our healthcare-related real estate investments and mortgage loans could be higher than those generally experienced in the mortgage lending industry. If our loans fall into and remain in default, we may have to foreclose and may incur substantial losses. Because real estate investments are relatively illiquid, our ability to promptly sell one or more investments or properties underlying foreclosed investments in our portfolio may be limited. In addition, any material decline in real estate values would increase the loan-to-value ratio of loans that we have previously extended, weaken our collateral coverage and increase the possibility of a loss in the event of a borrower default. Any sustained period of increased delinquencies, foreclosures or losses is likely to materially and adversely affect our ability to finance loans in the future. Furthermore, various credit-related events have caused significant uncertainty in the global financial markets. While the long-term effects of these events and their potential consequences are unknown, they could have a material adverse effect on general economic conditions, consumer confidence and market liquidity.

Liability relating to environmental matters may decrease the value of the underlying properties.

Under various federal, state and local laws, an owner or operator of real property may become liable for the costs of cleanup of certain hazardous substances released on or under its property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. The presence of hazardous substances may adversely affect an owner’s ability to sell real estate or borrow using real estate as collateral. To the extent that an owner of an underlying property becomes liable for cleanup costs, the ability of the owner to make debt payments may be reduced, which in turn may adversely affect the value of the relevant mortgage asset held by us.

We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends.

Our business is highly dependent on the communications and information systems of our Manager. Any failure or interruption of our Manager’s systems could cause delays or other problems in our securities trading activities, which could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends.

We are exposed to potential risks from legislation requiring companies to evaluate their internal control over financial reporting.

We will be required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires us to assess and attest to the effectiveness of our internal control over financial reporting beginning with our fiscal year ending December 31, 2008, and requires our independent registered public accounting firm to opine as to the effectiveness of our internal control over financial reporting. Our efforts to comply with Section 404 will result in us incurring significant expenses through 2008, and possibly beyond.

Even with those expenditures, we may not receive an unqualified opinion from our independent registered public accounting firm with regard to our internal control over financial reporting.

Terrorist attacks and other acts of violence or war may affect the real estate industry, our profitability and the market for our common stock.

The terrorist attacks on September 11, 2001 disrupted the U.S. financial markets, including the real estate capital markets, and negatively impacted the U.S. economy in general. Any future terrorist attacks, the anticipation of any such attacks, the consequences of any military or other response by the U.S. and its allies, and other armed conflicts could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economy. The economic impact of any such future events could also adversely affect the credit quality of some of our loans and investments and the property underlying our securities.

We may suffer losses as a result of the adverse impact of any future attacks and these losses may adversely impact our performance and revenues and may result in volatility of the value of our securities. A prolonged economic slowdown, a recession or declining real estate values could impair the performance of our investments and harm our financial condition, increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. We cannot predict the severity of the effect that potential future terrorist attacks would have on our business. Losses resulting from these types of events may not be fully insurable.

In addition, the events of September 11 created significant uncertainty regarding the ability of real estate owners of high profile assets to obtain insurance coverage protecting against terrorist attacks at commercially reasonable rates, if at all. With the enactment of the Terrorism Risk Insurance Act of 2002, or TRIA, and the subsequent enactment of the Terrorism Risk Insurance Extension Act of 2005, which extended TRIA through the end of 2007, insurers must make terrorism insurance available under their property and casualty insurance policies, but this legislation does not regulate the pricing of such insurance. The absence of affordable insurance coverage may adversely affect the general real estate lending market, lending volume and the market’s overall liquidity and may reduce the number of suitable investment opportunities available to us and the pace at which we are able to make investments. If the properties in which we invest are unable to obtain affordable insurance coverage, the value of those investments could decline, and in the event of an uninsured loss, we could lose all or a portion of our investment.

Risks Relating to the Healthcare Industry

Our investments are expected to be concentrated in healthcare facilities and healthcare-related assets, making us more vulnerable economically than if our investments were more diversified.

We intend to acquire and lease healthcare facilities as well as provide financing for healthcare businesses. A downturn in the healthcare industry could negatively affect our borrowers’ or tenants’ ability to make payments to us and, consequently, our ability to meet debt service obligations or make distributions to our stockholders. These adverse effects could be more pronounced than if we diversified our investments outside of healthcare facilities.

Furthermore, many of our tenants and borrowers in the healthcare industry are heavily dependant on reimbursements from the Medicare and Medicaid programs for the bulk of their revenues. Our tenants’ and borrowers’ dependence on reimbursement revenues could cause us to suffer losses in several instances.

•	If our tenants or borrowers fail to comply with operational covenants and other regulations imposed by these programs, they may lose their eligibility to continue to receive reimbursements under the program or incur monetary penalties, either of which could result in the tenant’s or borrower’s inability to make scheduled payments to us.

•	If reimbursement rates do not keep pace with increasing costs of services to eligible recipients, or funding levels decrease as a result of increasing pressures from Medicare and Medicaid to control healthcare costs, our tenants and borrowers may not be able to generate adequate revenues to satisfy their obligations to us.

•	If a healthcare tenant or borrower were to default on its loan, we would be unable to invoke our rights to the pledged receivables directly as the law prohibits payment of amounts owed to healthcare providers under the Medicare and Medicaid programs to be directed to any entity other than the actual providers. Consequently, we would need a court order to force collection directly against these governmental payors. There is no assurance that we would be successful in obtaining this type of court order.

The healthcare industry continues to face various challenges, including increased government and private payor pressure on healthcare providers to control or reduce costs, and increasing competition for patients among healthcare providers in areas with significant unused capacity. We believe that certain of our tenants or borrowers will continue to experience a shift in payor mix away from fee-for-service payors, resulting in an increase in the percentage of revenues attributable to managed care payors, government payors and general industry trends that include pressures to control healthcare costs. Pressures to control healthcare costs and a shift away from traditional health insurance reimbursement have resulted in an increase in the number of patients whose healthcare coverage is provided under managed care plans, such as health maintenance organizations and preferred provider organizations. In addition, due to the aging of the population and the expansion of governmental payor programs, we anticipate that there will be a marked increase in the number of patients reliant on healthcare coverage provided by governmental payors. These changes could have a material adverse effect on the financial condition of some or all of our tenants or borrowers, which could have a material adverse effect on our financial condition and results of operations and could negatively affect our ability to make distributions to our stockholders.

The healthcare industry is heavily regulated and existing and new laws or regulations, changes to existing laws or regulations, loss of licensure or certification or failure to obtain licensure or certification could result in the inability of our borrowers or tenants to make payments to us.

The healthcare industry is highly regulated by federal, state and local laws, and is directly affected by federal conditions of participation, state licensing requirements, facility inspections, state and federal reimbursement policies, regulations concerning capital and other expenditures, certification requirements and other such laws, regulations and rules. In addition, establishment of healthcare facilities and transfers of operations of healthcare facilities are subject to regulatory approvals not required for establishment of or transfers of other types of commercial operations and real estate. Sanctions for failure to comply with these regulations and laws include, but are not limited to, loss of or inability to obtain licensure, fines and loss of or inability to obtain certification to participate in the Medicare and Medicaid programs, as well as potential criminal penalties. The failure of a tenant or borrower to comply with such laws, requirements and regulations could affect its ability to establish or continue its operation of the facility or facilities and could adversely affect the tenant’s or borrower’s ability to make payments to us which could have a material adverse effect on our financial condition and results of operations and could negatively affect our ability to make distributions to our stockholders. In addition, restrictions and delays in transferring the operations of healthcare facilities, in obtaining new third-party payor contracts including Medicare and Medicaid provider agreements, and in receiving licensure and certification approval from appropriate state and federal agencies by new tenants may affect the ability of our tenants or borrowers to make payments to us. Furthermore, these matters may affect new tenants’ or borrowers’ ability to obtain reimbursement for services rendered, which could adversely affect the ability of our tenants’ or borrowers’ to pay rent to us and to pay principal and interest on their loans from us.

Our tenants and borrowers are subject to fraud and abuse laws, the violation of which by a tenant or borrower may jeopardize the tenant’s or borrower’s ability to make payments to us.

The federal government and numerous state governments have passed laws and regulations that attempt to eliminate healthcare fraud and abuse by prohibiting business arrangements that induce patient referrals or the ordering of specific ancillary services. In addition, the Balanced Budget Act of 1997 strengthened the federal anti-fraud and abuse laws to provide for stiffer penalties for violations. Violations of these laws may result in the imposition of criminal and civil penalties, including possible exclusion from federal and state healthcare programs. Imposition of any of these penalties upon any of our tenants or borrowers could jeopardize any tenant’s or borrower’s ability to operate a facility or to make payments, thereby potentially adversely affecting us.

In the past several years, federal and state governments have significantly increased investigation and enforcement activity to detect and eliminate fraud and abuse in the Medicare and Medicaid programs. In addition, legislation has been adopted at both state and federal levels, which severely restricts the ability of physicians to refer patients to entities in which they have a financial interest. It is anticipated that the trend toward increased investigation and enforcement activity in the area of fraud and abuse, as well as self-referrals, will continue in future years and could adversely affect our prospective tenants or borrowers and their operations, and in turn their ability to make payments to us.

Operators are faced with increased litigation and rising insurance costs that may affect their ability to make their lease or mortgage payments.

In some states, advocacy groups have been created to monitor the quality of care at healthcare facilities, and these groups have brought litigation against operators. Also, in several instances, private litigation by patients has succeeded in winning very large damage awards for alleged abuses. The effect of this litigation and potential litigation has been to materially increase the costs of monitoring and reporting quality of care compliance incurred by operators. In addition, the cost of liability and medical malpractice insurance has increased and may continue to increase so long as the present litigation environment affecting the operations of healthcare facilities continues. Continued cost increases could cause our operators to be unable to make their lease or mortgage payments, potentially decreasing our revenue and increasing our collection and litigation costs. Moreover, to the extent we are required to take back the affected facilities, our revenue from those facilities could be reduced or eliminated for an extended period of time.

Transfers of healthcare facilities generally require regulatory approvals, and alternative uses of healthcare facilities are limited.

Because transfers of healthcare facilities may be subject to regulatory approvals not required for transfers of other types of commercial operations and other types of real estate, there may be delays in transferring operations of our facilities to successor operators or we may be prohibited from transferring operations to a successor operator. In addition, substantially all of the properties that we may acquire or that will secure our loans will be healthcare facilities that may not be easily adapted to non-healthcare related uses. If we are unable to transfer properties at times opportune to us, our revenue and operations may suffer.

Risks Related to Our Investments

We may change our targeted investments and investment guidelines without stockholder consent.

We may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, our current or planned investments. A change in our targeted investments or investment guidelines may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the market price of our common stock and our ability to make distributions to you.

We rely on external sources of capital to fund future capital needs, and if our access to such capital is difficult or on commercially unreasonable terms, we may not be able to meet maturing commitments or make future investments necessary to grow our business.

In order to qualify as a REIT under the Internal Revenue Code, we are required, among other things, to distribute to our stockholders each year at least 90% of our REIT taxable income. Because of this distribution requirement, we may not be able to fund all future capital needs, including capital needs in connection with investments, from cash retained from operations. As a result, we rely on external sources of capital. We do not receive credit or other financial support from CIT. If we are unable to obtain needed capital at all or obtain it only on unfavorable terms, we might not be able to make the investments needed to grow our business, or to meet our obligations and commitments as they mature, which could negatively affect the ratings of our debt and even, in extreme circumstances, affect our ability to continue operations. Our access to capital depends upon a number of factors over which we have little or no control, including:

•	general market conditions;

•	the market’s perception of our growth potential;

•	our current and potential future earnings and cash distributions;

•	the market price of the shares of our capital stock; and

•	the market’s view of the quality of our assets.

We use leverage to finance our current investments and intend to leverage future investments, which may negatively affect our return on our investments and may reduce cash available for distribution.

We leverage our current investments through the use of a warehouse facility. We intend to use leverage through the use of our existing warehouse facility, if available, to acquire additional investments and also plan on obtaining additional sources of credit such as bank credit facilities, repurchase agreements, secured loans, and securitizations, including the issuance of CDOs or CMBS, loans to entities in which we hold, directly or indirectly, interests in pools of assets and other borrowings should the securitized markets stabilize. While our investment guidelines state that our leverage will generally not exceed 80% of the total value of our investments, our charter and bylaws do not limit the amount of leverage we may use. The percentage of leverage will vary depending on our ability to obtain credit facilities and the lenders’ and rating agencies’ estimate of the stability of the investments’ cash flow. Our return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions increase the cost of our financing relative to the income that can be derived from the assets acquired. Our debt service payments will reduce cash flow available for distributions to stockholders. We may not be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or sale to satisfy the obligations. We may leverage certain of our assets through repurchase agreements. A decrease in the value of these assets may lead to margin calls which we will have to satisfy. We may not have the funds available to satisfy any such margin calls and may have to sell assets at a time when we might not otherwise choose to do so. Further, credit facility providers and warehouse facility providers may require us to maintain a certain amount of uninvested cash or to set aside unleveraged assets sufficient to maintain a specified liquidity position which would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on assets. In the event that we are unable to meet these collateral obligations, our financial condition could deteriorate rapidly.

Since real estate investments are illiquid, we may not be able to sell properties when we desire to do so.

Real estate investments generally cannot be sold quickly. We may not be able to vary our owned real estate portfolio promptly in response to changes in the real estate market. This inability to respond to changes in the performance of our owned real estate investments could adversely affect our ability to service our debt. The real estate market is affected by many factors that are beyond our control, including:

•	adverse changes in national and local economic and market conditions;

•	changes in interest rates and in the availability, costs and terms of financing;

•	changes in governmental laws and regulations, fiscal policies and zoning and other ordinances and costs of compliance with laws and regulations;

•	the ongoing need for capital improvements, particularly in older structures;

•	changes in operating expenses; and

•	civil unrest, acts of war and natural disasters, including earthquakes and floods, which may result in uninsured and underinsured losses.

Competition may make it difficult to identify and purchase, or develop through a partner, suitable healthcare facilities at a favorable cost or to raise funds for such acquisitions or development activities, and we may consequently be unable to continue to grow through these activities.

Growing through acquisitions is a part of our business strategy and requires us to identify suitable candidates that meet our acquisition criteria. The acquisition, development and financing of healthcare facilities at favorable costs are highly competitive. When we attempt to finance, acquire or develop properties, we face competition from other REITs, investment companies, private equity and hedge fund investors, healthcare operators, lenders, developers and other institutional investors, some of whom have greater resources and lower costs of capital than us. Increased competition makes it more challenging for us to identify and successfully capitalize on opportunities that meet our business goals. If we cannot capitalize on our development pipeline, identify and purchase a sufficient quantity of healthcare facilities at favorable prices, or if we are unable to finance such acquisitions on commercially favorable terms, our business, results of operations and financial condition may be materially adversely affected.

Because of the unique and specific improvements required for healthcare facilities, we may be required to incur substantial renovation costs to make certain of our properties suitable for other operators and tenants, which could materially adversely affect our business, results of operations and financial condition.

Healthcare facilities are typically highly customized and may not be easily adapted to non-healthcare-related uses. The improvements generally required to conform a property to healthcare use, such as upgrading electrical, gas and plumbing infrastructure, are costly and often times tenant-specific. A new or replacement operator or tenant may require different features in a property, depending on that operator’s or tenant’s particular operations. If a current operator or tenant is unable to pay rent and vacates a property, we may incur substantial expenditures to modify a property for a new tenant, or for multiple tenants with varying infrastructure requirements, before we are able to re-lease the space to another tenant. Consequently, our properties may not be suitable for lease to traditional office or other healthcare tenants without significant expenditures or renovations, which costs may materially adversely affect our business, results of operations and financial condition.

Our use of joint ventures may limit our flexibility with jointly owned investments and could adversely affect our business, results of operations and financial condition, and REIT status.

We intend to acquire and may develop properties in joint ventures with other persons or entities when circumstances warrant the use of these structures. We currently have two joint ventures that are not consolidated with our financial statements. Our aggregate investments in these joint ventures represented approximately 23% of our total assets at December 31, 2007. Our participation in joint ventures is subject to the risks that:

•	we could experience an impasse on certain decisions because we do not have sole decision-making authority, which could require us to expend additional resources on resolving such impasses or potential disputes;

•	our joint venture partners could have investment goals that are not consistent with our investment objectives, including the timing, terms and strategies for any investments;

•	our joint venture partners might become bankrupt, fail to fund their share of required capital contributions or fail to fulfill their obligations as a joint venture partner, which may require us to infuse our own capital into the venture on behalf of the partner despite other competing uses for such capital;

•	our joint venture partners may have competing interests in our markets that could create conflict of interest issues; and

•	income and assets owned through joint-venture entities may affect our ability to satisfy requirements related to maintaining our REIT status.

Preferred equity investments involve a greater risk of loss than conventional debt financing.

We have invested in preferred equity investments and may invest in additional preferred equity investments. Our preferred equity investments involve a higher degree of risk than conventional debt financing due to a variety of factors, including that such investments are subordinate to all of the issuer’s loans and are not secured by property underlying the investment. Furthermore, should the issuer default on our investment, we would only be able to proceed against the entity in which we have an interest, and not the property underlying our investment. As a result, we may not recover some or all of our investment.

Mezzanine loans involve greater risks of loss than senior loans secured by the same properties.

We may invest in mezzanine loans in the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of an entity that owns (directly or indirectly) the interest in the entity owning the property. This type of investment involves a higher degree of risk than a long-term senior mortgage loan secured by a first mortgage on the same real property because the investment may become unsecured or otherwise impaired as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal.

B Notes in which we invest may be subject to additional risks relating to the privately negotiated structure and terms of the transaction, which may result in losses to us.

We invest in B Notes. A B Note is a mortgage loan typically (i) secured by a first mortgage on a single commercial property or group of related properties and (ii) subordinated to an A Note secured by the same first mortgage on the same collateral. Because of the senior position of holders of A Notes, if a borrower defaults, there may not be sufficient funds remaining for B Note holders after payment to the A Note holders. Since each transaction is privately negotiated, B Notes can vary in their structural characteristics and risks. For example, the rights of holders of B Notes to control the process following a borrower default may be limited in certain investments. We cannot predict the terms of each B Note investment. B Notes may not be liquid and, consequently, we may be unable to dispose of underperforming or non-performing B Notes. The higher risks associated with a subordinate position in any B Note investment we make could subject us to increased risk of losses.

Bridge loans involve a greater risk of loss than conventional mortgage loans.

We may provide bridge loans secured by first lien mortgages on a property to borrowers who are typically seeking short-term capital to be used in an acquisition or refinancing of real estate. The borrower has usually identified an undervalued asset that has been undermanaged or is located in a recovering market. If the market in which the asset is located fails to recover according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the bridge loan, and we may not recover some or all of our investment.

In addition, owners usually borrow funds under a conventional mortgage loan to repay a bridge loan. We may therefore be dependent on a borrower’s ability to obtain permanent financing to repay our bridge loan, which could depend on market conditions and other factors. Bridge loans are also subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance. In the event of any default under bridge loans held by us, we could be subject to increased risk of loss.

Our investments in debt securities are subject to specific risks relating to the particular issuer of the securities and to the general risks of investing in subordinated real estate securities.

We may invest in debt securities of healthcare-related issuers. Our investments in debt securities involve specific risks. REITs generally are required to invest substantially in real estate or real estate-related assets and are subject to the inherent risks associated with real estate-related investments discussed in this Form 10-K. Our investments in debt securities are subject to risks that include:

•	delinquency and foreclosure, and losses in the event thereof;

•	the dependence upon the successful operation of and net income from real property;

•	risks generally incident to interests in real property; and

•	risks that may be presented by the type and use of a particular commercial property.

Debt securities are generally unsecured and may also be subordinated to other obligations of the issuer. We may also invest in debt securities that are rated below investment grade. As a result, investments in debt securities are also subject to risks of:

•	limited liquidity in the secondary trading market;

•	substantial market price volatility resulting from changes in prevailing interest rates;

•	subordination to the prior claims of banks and other senior lenders to the issuer;

•	the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to reinvest premature redemption proceeds in lower yielding assets;

•	the possibility that earnings of the debt security issuer may be insufficient to meet its debt service; and

•	the declining creditworthiness and potential for insolvency of the issuer of such debt securities during periods of rising interest rates and economic downturn.

These risks may adversely affect the value of outstanding debt securities and the ability of the issuers thereof to repay principal and interest.

Construction loans involve a high risk of loss if a borrower fails to complete the construction of a project or if we are unsuccessful in raising the unfunded portion of the loan.

We may invest in construction loans for healthcare facilities. If we are unsuccessful in raising the unfunded portion of a construction project, there could be adverse consequences associated with the loan, including a loss of the value in the property securing the loan if the construction is not completed and the borrower is unable to raise funds to complete it from other sources; a borrower claim against us for failure to perform under the loan documents; increased costs to the borrower that the borrower is unable to pay; a bankruptcy filing by the borrower; and abandonment by the borrower of the collateral for the loan. Further, other non-cash flow assets such as land loans and pre-development loans may fail to qualify for construction financing and may need to be liquidated based on the ‘‘as-is’’ value as opposed to a valuation based on the ability to construct certain real property improvements. The occurrence of such events may have a negative impact on our results of operations. Other loan types may also include unfunded future obligations that could present similar risks.

We may acquire other companies as a means of growing our business and will need to integrate them into our existing business. If we are unable to successfully integrate the operations of acquired companies or they fail to perform as expected, our business, results of operations and financial condition may be materially adversely affected.

Successful integration of the operations of companies we may acquire will depend primarily on our ability to consolidate operations, systems, procedures, properties and personnel and to eliminate redundancies and costs. Acquisitions through mergers also pose some risks, including unanticipated liabilities, unexpected costs and the diversion of management’s attention to the integration of our operations with those of the target companies. We cannot assure you that we will be able to integrate the operations of the companies that we may acquire in the future without encountering difficulties. Potential difficulties associated with acquisitions include the loss of key personnel, the disruption of our ongoing business or that of the acquired entity, or possible inconsistencies in standards, controls, procedures and policies. Estimated cost savings in connection with acquisitions are typically projected to come from various areas that our management identifies through the due diligence and integration planning process; yet, our potential target companies and their properties may fail to perform as expected. Inaccurate assumptions regarding future rental or occupancy rates could result in overly optimistic estimates of future revenues. Similarly, we may underestimate future operating expenses or the costs necessary to bring properties up to standards established for their intended use or market position. If we have difficulties with any of these areas, or if we later discover additional liabilities or experience unforeseen costs relating to any companies to potentially be acquired, we might not achieve the economic benefits we expect from our acquisitions, and this may materially adversely affect our business, results of operations and financial condition.

Delays in obtaining or securing long-term financing will extend our default risk exposure.

We intend to leverage our investments by borrowing. Such borrowings will take the form of warehouse facilities, secured asset-specific debt, bank credit facilities and repurchase agreements. Should the securitized debt markets stabilize, we also intend to enter into securitization and other long-term financing transactions and to use the proceeds from such transactions to reduce the outstanding balances under our warehouse facilities, bank credit facilities and repurchase agreements. While we intend to retain the equity component, or below investment grade component, of such securitizations and, therefore, still have exposure to any investments included in such securitizations, our inability to enter into such transactions will increase our overall exposure to risks associated with ownership of such investments, including the risk of default, meaning that lenders retain a general claim against us as an entity. Warehouse facilities, bank credit facilities and repurchase agreements generally include a recourse component. Further, such borrowings may also provide the lender with the ability to make margin calls and may limit the length of time which any given asset may be used as eligible collateral. Our risk in a securitization or other long-term secured financing will generally be limited to the equity or below investment grade component which we retain.

Our investments will be subject to risks particular to real property.

Our loans will generally be directly or indirectly secured by a lien on real property (or the equity interests in an entity that owns real property) that, upon the occurrence of a default on the loan, could result in our acquiring ownership of the property. In addition, we may make investments in the direct ownership of real property. Investments in real property or real property-related assets are subject to varying degrees of risk. The value of each property is affected significantly by its ability to generate cash flow and net income, which in turn depends on the amount of rental or other income that can be generated net of expenses required to be incurred with respect to the property. The rental or other income from these properties may be adversely affected by a number of risks, including:

•	acts of God, including hurricanes, earthquakes, floods and other natural disasters, which may result in uninsured losses;

•	acts of war or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001;

•	adverse changes in national and local economic and real estate conditions (including business layoffs or downsizing, industry slowdowns, changing demographics);

•	an oversupply of (or a reduction in demand for) space in properties in geographic areas where our investments are concentrated and the attractiveness of particular properties to prospective tenants;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance therewith and the potential for liability under applicable laws; and

•	costs of remediation and liabilities associated with environmental conditions such as indoor mold; and the potential for uninsured or underinsured property losses.

Many expenditures associated with properties (such as operating expenses and capital expenditures) cannot be reduced when there is a reduction in income from the properties. Adverse changes in these factors may have a material adverse effect on the ability of our borrowers to pay their loans, as well as on the value that we can realize from properties we own or acquire, and may reduce or eliminate our ability to make distributions to stockholders.

The bankruptcy, insolvency or financial deterioration of our facility operators could significantly delay our ability to collect unpaid rents or require us to find new operators.

Our financial position and our ability to make distributions to our stockholders may be adversely affected by financial difficulties experienced by any of our major operators, including bankruptcy, insolvency or a general downturn in the business, or in the event any of our major operators do not renew or extend their relationship with us as their lease terms expire.

The healthcare industry is highly competitive and we expect that it may become more competitive in the future. Our operators are subject to competition from other healthcare providers that provide similar services. The profitability of healthcare facilities depends upon several factors, including the number of physicians using the healthcare facilities or referring patients there, competitive systems of healthcare delivery and the size and composition of the population in the surrounding area. Private, federal and state payment programs and the effect of other laws and regulations may also have a significant influence on the revenues and income of the properties. If our operators are not competitive with other healthcare providers and are unable to generate income, they may be unable to make rent and loan payments to us, which could adversely affect our cash flow and financial performance and condition.

We are exposed to the risk that our operators may not be able to meet their obligations, which may result in their bankruptcy or insolvency. The bankruptcy laws afford certain rights to a party that has filed for bankruptcy or reorganization and the right to terminate an investment, evict an operator, demand immediate repayment and other remedies under our leases and loans may not protect us. An operator in bankruptcy may be able to restrict our ability to collect unpaid rents or interest during the bankruptcy proceeding.

Volatility of values of commercial properties may adversely affect our loans and investments.

Commercial property values and net operating income derived from such properties are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be affected adversely by industry slowdowns and other factors); changes or continued weakness in specific industry segments; construction quality, age and design; demographics; retroactive changes to building or similar codes; and increases in operating expenses (such as energy costs). In the event a property’s net operating income decreases, a borrower may have difficulty repaying our loan, which could result in losses to us. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our loans, which could also cause us to suffer losses.

Insurance on the real estate underlying our investments may not cover all losses.

There are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods, hurricanes, terrorism or acts of war that may be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations and other factors, including terrorism or acts of war, also might make the insurance proceeds insufficient to repair or replace a property if it is damaged or destroyed. Under such circumstances, the insurance proceeds received might not be adequate to restore our economic position with respect to the affected real property. Any uninsured loss could result in both loss of cash flow from and the asset value of the affected property.

Our due diligence may not reveal all of a borrower’s liabilities and may not reveal other weaknesses in its business.

Before investing in a company or making a loan to a borrower, we will assess the strength and skills of such entity’s management and other factors that we believe are material to the performance of the investment. In making the assessment and otherwise conducting customary due diligence, we will rely on the resources available to us and, in some cases, an investigation by third parties. This process is particularly important and subjective with respect to newly organized entities because there may be little or no information publicly available about the entities. There can be no assurance that our due diligence processes will uncover all relevant facts or that any investment will be successful.

We may invest in the equity securities of CDOs and such investments involve significant risks, including that CDO equity receives distributions from the CDO only if the CDO generates enough income to first pay the holders of its debt securities and its expenses.

We may invest in the equity securities of CDOs. A CDO is a special purpose vehicle that purchases collateral (such as real estate-related investments, bank loans or asset-backed securities)

that is expected to generate a stream of interest or other income. The CDO issues various classes of securities that participate in that income stream, typically one or more classes of debt instruments and a class of equity securities. The equity is usually entitled to all of the income generated by the CDO after the CDO pays all of the interest due on the debt securities and its expenses. However, there will be little or no income available to the CDO equity if there are defaults by the obligors under the underlying collateral and those defaults exceed a certain amount. In that event, the value of our investment in the CDOs equity could decrease substantially. In addition, the equity securities of CDOs are generally illiquid, and because they represent a leveraged investment in the CDO’s assets, the value of the equity securities will generally have greater fluctuations than the values of the underlying collateral.

We have entered into a warehouse agreement in connection with securitizations and may seek other warehouse agreements. If the securitization is not consummated, the warehoused collateral may be sold and we must bear any loss resulting from the purchase price of the collateral exceeding the sale price.

In connection with securitizations, we have entered into a warehouse agreement with Column Financial, Inc., an affiliate of Credit Suisse, one of the underwriters of the Company’s initial public offering, and may enter into additional agreements with investment banks or other financial institutions, pursuant to which the institution will initially finance the purchase of the collateral that will be intended to be transferred to the term securitization. Our Manager will select the collateral. If the securitization transaction is not consummated, the institution could liquidate the warehoused collateral and we would then have to pay any amount by which the original purchase price of the collateral exceeds its sale price, subject to negotiated caps, if any, on our exposure. In addition, regardless of whether the securitization transaction is consummated, if any of the warehoused collateral is sold before the consummation, we will have to bear any resulting loss on the sale. We cannot be certain that we would in fact be able to complete any securitization transaction.

We may not be able to acquire eligible investments for a securitization or other long-term secured financing issuance or may not be able to issue securities on attractive terms, either of which may require us to seek more costly financing for our investments or to liquidate assets.

Should the securitized debt markets stabilize and reopen, we may acquire debt instruments and finance them on a non-recourse long-term basis, such as through the issuance of securitizations (CDOs or CMBS). During the period that we are acquiring these assets, we intend to finance our purchases through relatively short-term credit facilities. We intend to use short-term warehouse lines of credit to finance the acquisition of instruments until a sufficient quantity is accumulated, at which time we may refinance these lines through a securitization, such as a CDO or CMBS issuance, or other long-term financing. As a result, we are subject to the risk that we will not be able to acquire, during the period that our warehouse facility is available, a sufficient amount of eligible assets to maximize the efficiency of a securitization issuance. In addition, conditions in the capital markets may make the issuance of a securitization less attractive to us when we have accumulated a sufficient pool of collateral. If we are unable to issue a securitization to finance these assets, we may be required to seek other forms of potentially less attractive financing or otherwise to liquidate the assets.

Interest rate fluctuations may adversely affect the value of our assets, net income and common stock.

Interest rates are highly sensitive to many factors beyond our control, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Interest rate fluctuations present a variety of risks, including the risk of a mismatch between asset yields and borrowing rates, variances in the yield curve and fluctuating prepayment rates and may adversely affect our income and value of our common stock.

Our portfolio of mortgage loans is comprised of variable rate instruments, each of which bears interest at a stated spread over one-month LIBOR and is funded principally by equity. In periods of declining interest rates, our interest income on loans will be adversely affected. The REIT provisions of the Internal Revenue Code exclude income on asset hedges from qualifying as income derived from real estate activities. Accordingly, our ability to hedge interest rate risk on a portfolio of assets funded principally by equity is limited.

Prepayment rates can increase, adversely affecting yields.

The value of our assets may be affected by prepayment rates on mortgage loans. Prepayment rates on loans are influenced by changes in current interest rates on adjustable-rate and fixed-rate mortgage loans and a variety of economic, geographic and other factors beyond our control. Consequently, such prepayment rates cannot be predicted with certainty and no strategy can completely insulate us from prepayment or other such risks. In periods of declining interest rates, prepayments on loans generally increase. If general interest rates decline as well, the proceeds of such prepayments received during such periods are likely to be reinvested by us in assets yielding less than the yields on the assets that were prepaid. In addition, the market value of the assets may, because of the risk of prepayment, benefit less than other fixed income securities from declining interest rates. Under certain interest rate and prepayment scenarios we may fail to recoup fully our cost of acquisition of certain investments. A portion of our investments require payments of prepayment fees upon prepayment or maturity of the investment. We may not be able to structure future investments that contain similar prepayment penalties. Some of our assets may not have prepayment protection.

The lack of liquidity in our investments may harm our business.

We may, subject to maintaining our REIT qualification and our exemption from regulation under the Investment Company Act, make investments in securities that are not publicly traded. These securities may be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises.

We may engage in hedging transactions that may limit our gains or result in losses.

Subject to maintaining our REIT qualification, we may use derivatives to hedge our liabilities and this has certain risks, including:

•	losses on a hedge position may reduce the cash available for distribution to stockholders and such losses may exceed the amount invested in such instruments;

•	counterparties to a hedging arrangement could default on their obligations; and

•	we may have to pay certain costs, such as transaction or brokerage fees.

The REIT rules impose certain restrictions on our ability to utilize hedges, swaps, and other types of derivatives to hedge our liabilities. We may use these hedging instruments in our risk management strategy to limit the effects of changes in interest rates on our operations. A hedge may not be effective in eliminating all of the risks inherent in any particular position. Our profitability may be adversely affected during any period as a result of the use of derivatives.

Hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities and involve risks and costs.

The cost of using hedging instruments increases as the period covered by the instrument lengthens and during periods of rising and volatile interest rates. We may increase our hedging activity and thus increase our hedging costs during periods when interest rates are volatile or rising and hedging costs have increased.

In addition, hedging instruments involve risk since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in a default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our resale commitments, if any, at the then current market price. It may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract to cover our risk. We cannot assure you that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.

We may enter into derivative contracts that could expose us to contingent liabilities in the future.

Subject to maintaining our qualification as a REIT, part of our investment strategy involves entering into derivative contracts that could require us to fund cash payments in the future under certain circumstances (e.g., the early termination of the derivative agreement caused by an event of default or other early termination event, or the decision by a counterparty to request margin securities it is contractually owed under the terms of the derivative contract). The amount due would be equal to the unrealized loss of the open swap positions with the respective counterparty and could also include other fees and charges. These economic losses will be reflected in our financial results of operations, and our ability to fund these obligations will depend on the liquidity of our assets and access to capital at the time, and the need to fund these obligations could adversely impact our financial condition.

Federal Income Tax Risks

Loss of our status as a REIT would have significant adverse consequences to us and the value of our common stock.

If we lose our status as a REIT, we will face serious tax consequences that will substantially reduce the funds available for satisfying our obligations and for distribution to our stockholders for each of the years involved because:

•	We would be subject to federal income tax as a regular corporation and could face substantial tax liability;

•	We would not be allowed a deduction for distributions to stockholders in computing our taxable income and would be subject to federal income tax at regular corporate rates;

•	We also could be subject to the federal alternative minimum tax and possibly increased state and local taxes;

•	Corporate subsidiaries, and possibly our taxable mortgage pool securitizations, could be treated as separate taxable corporations for U.S. federal income tax purposes;

•	Any resulting corporate tax liability could be substantial and could reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of, and trading prices for, our common stock; and

•	Unless we are entitled to relief under statutory provisions, we could not elect to be subject to tax as a REIT for four taxable years following the year during which we were disqualified.

In addition, if we fail to qualify as a REIT, all distributions to stockholders would continue to be treated as dividends to the extent of our current and accumulated earning and profits, although corporate stockholders may be eligible for the dividends received deduction and individual stockholders may be eligible for taxation at the rates generally applicable to long-term capital gains (currently at a maximum rate of 15%) with respect to distributions. We would no longer be required to pay dividends to maintain REIT status.

Our ability to satisfy certain REIT qualification tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Moreover, the proper classification of an instrument as debt or equity for federal income tax purposes and the tax treatment of participation interests that we hold in mortgage loans and mezzanine loans may be uncertain in some circumstances, which could affect the application of the REIT qualification requirements as described below. Accordingly, there can be no assurance that the IRS will not contend that our interests in subsidiaries or other issuers will not cause a violation of the REIT requirements. Furthermore, as a result of these factors, our failure to qualify as a REIT also could impair our ability to implement our business strategy. Although we believe that we qualify as a REIT, we cannot assure you that we will continue to qualify or remain qualified as a REIT for tax purposes.

The 90% distribution requirement under the REIT tax rules will decrease our liquidity and may force us to engage in transactions that may not be consistent with our business plan.

To comply with the 90% REIT taxable income distribution requirement applicable to REITs and to avoid a nondeductible 4% excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws, we must make distributions to our stockholders. Although we anticipate that we generally will have sufficient cash or liquid assets to enable us to satisfy the REIT distribution requirement, it is possible that, from time to time, we may not have sufficient cash or other liquid assets to meet the 90% distribution requirement or we may decide to retain cash or distribute such greater amount as may be necessary to avoid income and excise taxation. This may be due to the timing differences between the actual receipt of income and actual payment of deductible expenses, on the one hand, and the inclusion of that income and deduction of those expenses in arriving at our taxable income, on the other hand. In addition, non-deductible expenses such as principal amortization or repayments or capital expenditures in excess of non-cash deductions also may cause us to fail to have sufficient cash or liquid assets to enable us to satisfy the 90% distribution requirement.

In the event that timing differences occur or we deem it appropriate to retain cash, we may borrow funds, issue additional equity securities (although we cannot assure you that we will be able to do so), pay taxable stock dividends, if possible, distribute other property or securities or engage in a transaction intended to enable us to meet the REIT distribution requirements. This may require us to raise additional capital to meet our obligations. Taking such action may not be consistent with our business plan, may increase our costs and may limit our ability to grow.

Qualifying as a REIT involves highly technical and complex provisions of the Internal Revenue Code.

Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to remain qualified as a REIT. Our continued qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. In addition, our ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes.

New legislation or administrative or judicial action, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT.

The present federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the federal income tax treatment of an investment in us. The federal income tax rules that affect REITs constantly are under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department, which results in statutory changes as well as frequent revisions to regulations and interpretations. Revisions in federal tax laws and interpretations thereof could cause us to change our investments and commitments and affect the tax consequences of an investment in us.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum tax rate applicable to income from ‘‘qualified dividends’’ payable to domestic stockholders that are individuals, trusts and estates has been reduced by legislation to 15% through the end of 2010. Dividends payable by REITs, however, generally are not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

The stock ownership limit imposed by the Internal Revenue Code for REITs and our charter may restrict our business combination opportunities.

To qualify as a REIT under the Internal Revenue Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) at any time during the last half of each taxable year after our first year in which we qualify as a REIT. Our charter, with certain exceptions, authorizes our board of directors to take the actions that are necessary and desirable to preserve our qualification as a REIT. Unless an exemption is granted by our board of directors, no person (as defined to include entities) may own more than 9.8% in value or in number of shares, whichever is more restrictive, of our common or capital stock. In addition, our charter generally prohibits beneficial or constructive ownership of shares of our capital stock by any person that owns, actually or constructively, an interest in any of our tenants that would cause us to own, actually or constructively, more than a 9.9% interest in any of our tenants. Our board of directors may grant an exemption in its sole discretion, subject to such conditions, representations and undertakings as it may determine. Our board of directors has granted a limited exemption from the ownership limitation to CIT Holding, our Manager and CIT, but only to the extent that such affiliate’s ownership of our stock could not reasonably be expected to cause us to violate the REIT requirements (in which case such affiliate either would be required to sell some of our stock or would become subject to the excess share provisions of our charter, in each case to the extent necessary to enable us to satisfy the REIT requirements).

These ownership limitations in our charter are common in REIT charters and are intended to assist us in complying with the tax law requirements and to minimize administrative burdens. However, these ownership limits might also delay or prevent a transaction or a change in our control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.

Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes, including mortgage recording taxes. In addition, in order to meet the REIT qualification requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold some of our non-healthcare assets through taxable REIT subsidiaries, or TRSs, or other subsidiary corporations that will be subject to corporate-level income tax at regular rates. We will be subject to a 100% penalty tax on certain amounts if the economic arrangements among our tenants, our TRS and us are not comparable to similar arrangements among unrelated parties. Any of these taxes would decrease cash available for distribution to our stockholders.

Complying with REIT requirements with respect to our TRS limits our flexibility in operating or managing certain properties through our TRS.

A TRS may not directly or indirectly operate or manage a healthcare facility. For REIT qualification purposes, the definition of a ‘‘healthcare facility’’ means a hospital, nursing facility,

assisted living facility, congregate care facility, qualified continuing care facility, or other licensed facility which extends medical or nursing or ancillary services to patients and which, immediately before the termination, expiration, default, or breach of the lease of or mortgage secured by such facility, was operated by a provider of such services which was eligible for participation in the Medicare program under Title XVIII of the Social Security Act with respect to such facility. If the IRS were to treat a subsidiary corporation of ours as directly or indirectly operating or managing a healthcare facility, such subsidiary would not qualify as a TRS, which could jeopardize our status as a REIT under the REIT gross asset tests. Although we currently do not plan to operate healthcare facilities, proposed legislation would allow TRSs to operate qualified healthcare properties, provided that such properties are operated by an eligible independent contractor. This legislation is merely proposed and has not been enacted, and no assurances can be provided that it will be enacted as currently proposed or at all.

Complying with REIT requirements may cause us to forgo otherwise attractive opportunities.

To qualify as a REIT for federal income tax purposes, we continually must satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. We may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source-of-income, asset-diversification or distribution requirements for maintaining our status as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make certain attractive investments.

Complying with REIT requirements may force us to liquidate otherwise attractive investments.

To qualify as a REIT for federal income tax purposes, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and mortgage backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our total securities can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT status, otherwise, we will suffer adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

Liquidation of assets may jeopardize our status as a REIT.

To qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our status as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as dealer property or inventory.

Complying with REIT requirements may limit our ability to hedge effectively.

The REIT provisions of the Internal Revenue Code substantially limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets does not constitute ‘‘gross income’’ for purposes of the 95% gross income test, but would generally constitute non-qualifying income for purposes of the 75% gross income test, provided that certain requirements are met. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result, we might have to limit our use of advantageous hedging techniques or implement those hedges through one of our domestic TRSs. This could increase the cost of our hedging activities because our domestic TRSs would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear.

The ‘‘taxable mortgage pool’’ rules may increase the taxes that we or our stockholders may incur, and may limit the manner in which we effect future securitizations.

Certain of our securitizations could be considered to result in the creation of taxable mortgage pools for federal income tax purposes. As a REIT, provided that we own 100% of the equity interests in a taxable mortgage pool, we generally would not be adversely affected by the characterization of the securitization as a taxable mortgage pool. Certain categories of stockholders, however, such as foreign stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to the taxable mortgage pool. In addition, to the extent that our stock is owned by tax-exempt ‘‘disqualified organizations,’’ such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business income, under recently issued IRS guidance, we will incur a corporate-level tax on a portion of our income from the taxable mortgage pool. In that case, we are authorized to reduce and intend to reduce the amount of our distributions to any disqualified organization whose stock ownership gave rise to the tax. Moreover, we would be precluded from selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for federal income tax purposes. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.

The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of syndicating and securitizing mortgage loans, that would be treated as sales for federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, that are held primarily for sale to customers in the ordinary course of our business. We might be subject to this tax if we were to syndicate, dispose of, or securitize loans in a manner that was treated as a sale of the loans for federal income tax purposes. Therefore, to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans at the REIT level and may limit the structures we utilize for our securitization transactions, even though the sales or structures otherwise might be beneficial to us.

We may not be able to find a suitable tenant for our healthcare property, which could reduce our cash flow.

We may not be able to find another qualified tenant for a property if we have to replace a tenant. Accordingly, if we are unable to find a qualified tenant for one or more of our properties, rental payments could cease which could have a significant impact on our operating results and financial condition, in which case we could be required to sell such properties or terminate our status as a REIT. While the REIT rules regarding foreclosure property allow us to acquire certain qualified healthcare property pursuant to foreclosure proceedings or as the result of the termination or expiration of a lease (including by reason of default, or the imminence of default, on the lease) of such property and, in connection with such acquisition, to operate a qualified healthcare facility through, and in certain circumstances derive income from, an independent contractor for a period of two years (or, depending on the circumstances of the acquisition of such property, three years or up to six years if extensions are granted), once such period ends, the REIT rules prohibit the direct or indirect operation or management of such facility through our TRS. If the IRS were to treat our TRS as directly or indirectly operating or managing a qualified healthcare facility, such subsidiary would not qualify as a TRS, which could jeopardize our REIT qualification under the REIT gross asset tests.

Our investments in construction loans will require us to make estimates about the fair market value of land improvements that may be challenged by the IRS.

We may invest in construction loans, the interest from which will be qualifying income for purposes of the REIT income tests, provided that the loan value of the real property securing the construction loan is equal to or greater than the highest outstanding principal amount of the construction loan during any taxable year. For purposes of construction loans, the loan value of the real property is the fair market value of the land plus the reasonably estimated cost of the improvements or developments (other than personal property) which will secure the loan and which are to be constructed from the proceeds of the loan. There can be no assurance that the IRS would not challenge our estimate of the loan value of the real property.

The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.

We may acquire mezzanine loans, for which the IRS has provided a safe harbor but not rules of substantive law. Pursuant to the safe harbor, if a mezzanine loan meets certain requirements, it will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. We may acquire mezzanine loans that do not meet all of the requirements of this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the IRS could challenge such loan’s treatment as a real estate asset for purposes of the REIT asset and income tests and, if such a challenge were sustained, we could fail to qualify as a REIT.

ITEM 1B.    Unresolved Staff Comments

None

ITEM 2.    Properties

We do not own or lease any property and occupy office space owned or leased by our Manager and CIT. Our corporate offices are located in midtown Manhattan at 505 Fifth Avenue, New York, NY 10017. Correspondence should be addressed to the attention of our Manager, CIT Healthcare LLC. We can be contacted at (212) 771-0505. In addition, our Manager has operations in Ann Arbor, MI; Livingston, NJ; and Philadelphia, PA, that provide certain services to Care.

ITEM 3.    Legal Proceedings

On September 18, 2007, a class action complaint for violations of federal securities laws was filed in the United States District Court, Southern District of New York alleging that the Registration Statement relating to the initial public offering of shares of Care Investment Trust Inc.’s common stock, filed on June 21, 2007, failed to disclose that certain of the assets in the contributed portfolio were materially impaired and overvalued and that Care was experiencing increasing difficulty in securing its warehouse financing lines. On January 18, 2008, the court entered an order appointing co-lead plaintiffs and co-lead counsel. The plaintiffs seek damages and interest, rescissory damages for members of the class action that have sold their shares, and recovery of reasonable costs and expenses of this litigation. On February 19, 2008, the co-lead plaintiffs filed an amended complaint citing additional evidentiary support for the allegations in the complaint. Care believes the complaint and allegations are without merit, and intends to defend against the complaint and allegations vigorously. However, the outcome of this matter cannot currently be predicted. Care is not currently involved in any other material litigation nor, to our knowledge, is any material litigation threatened against us or our investments, other than routine litigation arising in the ordinary course of business.

ITEM 4.    Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of shareholders during the three months ended December 31, 2007.

Part II

ITEM 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Shares of the Company’s common stock began trading on The New York Stock Exchange on June 22, 2007 under the symbol ‘‘CRE’’. As of March 18, 2008, 6,012,573 shares outstanding were registered to 14 shareholders of record and 15,010,830 shares were registered in ‘‘street name’’ to Cede & Co.

The following table sets forth the high and low closing sales prices per share of common stock and the distributions declared and paid per share of common stock for the periods indicated.

2007	High	Low	Dividends Declared	Dividends Paid
June 22 (commencement of operations) to June 30	$13.76	$13.50	—	—
Third Quarter	$14.93	$10.31	$0.17	$0.17
Fourth Quarter	$11.99	$9.73	$0.17	—

Future distributions will be declared and paid at the discretion of the board of directors. We presently expect to continue our policy of generally distributing at least 90% of our REIT taxable income through regular cash dividends on a quarterly basis in order to maintain our status as a REIT. However, there is no assurance as to future dividends because they depend on future earnings, capital requirements, financial condition, economic conditions and the discretion of our board of directors. See ITEM 7. ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Dividends’’ for additional information regarding our dividends.

On February 12, 2008, the board of directors declared a quarterly dividend of $0.17 per share for the fourth quarter of 2007 payable to stockholders of record of our common stock on February 26, 2008. The dividend was paid on March 11, 2008.

Care issued 100 shares of its common stock to CIT Real Estate Holding Corporation (‘‘Real Estate Holding’’), a wholly-owned subsidiary of CIT for $100 upon its incorporation on March 27, 2007. On June 27, 2007, the Company issued 15,000,000 shares of common stock in the IPO (the ‘‘IPO shares’’), at a price to the public of $15.00 per share, for an aggregate offering price of approximately $225,000,000. Included in the IPO shares were 1,725,000 shares purchased by Real Estate Holding at the initial offering price. In addition, Real Estate Holding received 5,256,250 shares of common stock ($78.8 million) and $204.3 million of the proceeds from the offering for the initial assets contributed to Care through our Manager, and our Manager received 607,690 shares ($9.1 million) upon our initial public offering (See Note 8).

Care did not repurchase any shares of its common stock during the period from June 22, 2007 (commencement of operations) to December 31, 2007.

The graph below compares the cumulative total return of Care and the Equity REIT Index and Mortgage REIT Index of the National Association of Real Estate Trusts, Inc. (‘‘NAREIT’’) from June 22, 2007 (commencement of operations) to December 31, 2007. Total return assumes quarterly reinvestment of dividends before consideration of income taxes.

ITEM 6.    Selected Financial Data

Set forth below is our selected financial data for the period June 22, 2007 (commencement of operations) to December 31, 2007. This information should be read in conjunction with ITEM 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operating Data

(In thousands, except per share data)	For the Period June 22, 2007 (Commencement of Operations) to December 31, 2007
Total revenues	$12,916
Interest expense	134
Management fees to related party	2,625
Marketing, general and administrative(1)	11,714
Total expenses	14,473
Net loss	$(1,557)
Net loss per share – basic and diluted	$(0.07)
Cash dividends paid per share(2)	$0.17

Balance Sheet Data

(In thousands)	As of December 31, 2007
Investments in loans	$236,833
Investments in partially-owned entities	72,353
Total assets	328,398
Borrowings under warehouse line of credit	25,000
Total liabilities	35,063
Stockholders’ equity	293,335

Other Data

(In thousands, except per share data)	For the Period June 22, 2007 (Commencement of Operations) to December 31, 2007
Funds from Operations(3)	$(1,557)
Funds from Operation per share	$(0.07)
Adjusted Funds from Operations(3)	$7,902
Adjusted Funds from Operations per share	$0.38

(1)	Includes $9,115 in stock-based compensation in stock-based compensation related to 607,690 shares granted to Care’s Manager, CIT Healthcare LLC, upon completion of Care’s initial public offering of its common stock which vested immediately
(2)	The board of directors declared the Company’s inaugural dividend of $0.17 per share on November 5, 2007 payable to stockholders of record on November 15, 2007. The dividend was paid on November 30, 2007. In addition, and not reflected in the table above, on February 12, 2008, the board of directors declared a quarterly dividend of $0.17 per share for the fourth quarter of 2007 payable to stockholders of record of our common stock on February 26, 2008. The dividend was paid on March 11, 2008.
(3)	Funds from Operations (FFO) and Available Funds from Operations (AFFO) are non-GAAP financial measures of REIT performance. See ITEM 7. ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures’’ for additional information.

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

and

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

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

Overview

Care Investment Trust Inc. (all references to ‘‘Care’’, ‘‘the Company’’, ‘‘we’’, ‘‘us’’, and ‘‘our’’ means Care Investment Trust Inc. and subsidiaries) is a newly-organized, real estate investment trust (‘‘REIT’’) formed principally to invest in healthcare-related commercial mortgage debt and real estate. Care was incorporated in Maryland in March, 2007, and we completed our initial public offering on June 22, 2007. We originally positioned the Company as a healthcare REIT to emphasize mortgage investments, while also opportunistically targeting acquisitions of healthcare-related real estate. Care’s initial investment portfolio at the time of our initial public offering was totally comprised of mortgage loans. In response to dislocations in the overall credit market, in particular the securitized financing markets, we redirected our focus in the latter part of 2007 to place greater emphasis on high quality healthcare-related real estate equity investments. Our shift in investment emphasis was prompted by the dislocations in the CDO (collateralized debt obligations) and CMBS (commercial mortgage backed securities) markets which have resulted in significant contraction of liquidity available in the marketplace, and has hampered our original intent to efficiently leverage our mortgage investments through securitized borrowings using our mortgage investments as collateral.

At December 31, 2007, our total investment portfolio of $309.2 million is comprised of $72.4 million in investments in partially-owned entities (23%) and $236.8 million in investments in loans (77%), net of unamortized loan fees. Our current equity investments are in medical office buildings, and assisted and independent living facilities. Our loan portfolio is primarily composed of first mortgages on skilled nursing facilities, assisted and independent living facilities, and mixed-use facilities. Our ongoing intent is to invest opportunistically in the broad spectrum of health-care related real estate, including medical office buildings, senior housing (assisted and independent living facilities, and continuing care communities), hospitals, outpatient centers, surgery centers, laboratories, skilled nursing facilities and other healthcare facilities. Although our strategic focus is on equity, the Company has the intent to provide financing, including first mortgages, B Notes, mezzanine loans and construction loans, to meet our clients’ needs across their capital structure, when such investments provide opportunistic returns. This hybrid strategy of focusing on equity investments and making mortgage investments where appropriate provides Care the flexibility to respond to shifts in the healthcare and capital markets to capture value where the market makes it available.

We intend to qualify as a real estate investment trust, or REIT, for federal income tax purposes and will elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, commencing with our taxable year ended December 31, 2007. We generally will not be subject to federal taxes on our REIT taxable income to the extent that we distribute our taxable income to stockholders and maintain our qualification as a REIT.

We utilize leverage in accordance with our investment guidelines in order to increase our overall returns. Our investment guidelines state that our leverage will generally not exceed 80% of the total value of our investments. Current dislocations in the credit markets have resulted in significantly reduced availability of liquidity and may require Care to utilize less leverage, resulting in slower growth than planned. We cannot anticipate when credit markets will stabilize and liquidity becomes more available. Our actual leverage will depend on our mix of investments and the cost and availability of leverage. Our charter and bylaws do not limit the amount of indebtedness we can incur, and our board of directors has discretion to deviate from or change our investment guidelines at any time. We will use leverage for the sole purpose of financing our portfolio and not for the purpose of speculating on changes in interest rates. Our financing strategy focuses on the use of match-funded financing structures where available on commercially acceptable terms. Accordingly, we will seek to match the maturities and/or repricing schedules of our financial obligations with those of our investments to minimize the risk that we will have to refinance our liabilities prior to the maturities of our investments and to reduce the impact of changing interest rates on earnings.

We currently use short-term financing, in the form of a warehouse facility, to partially finance our investments. The Company executed a warehouse facility with Column Financial Inc, an affiliate of Credit Suisse Securities, LLC on October 1, 2007. Availability under the warehouse is dependent on a number of factors, including the unilateral discretion of our lender at any time. For longer-term funding, should the securitized credit markets stabilize, we may enter into CDOs or CMBS, as well as other match-funded secured financing structures. We cannot foresee when the CDO market may stabilize and do not believe we will be able to successfully enter into a CDO on terms acceptable to us in the short term. Should the current market conditions continue for an extended period of time, our ability to grow may be impeded and Care may be required to further adjust its business plan. We also intend to finance a portion of the purchase price of our investments in real estate by borrowing property-specific debt from third parties. We may also seek credit facilities from commercial banks or other lenders.

Care is externally managed and advised by CIT Healthcare LLC (‘‘Manager’’), a wholly-owned subsidiary of CIT Group Inc. (‘‘CIT’’), a leading middle market global commercial finance company that provides financial and advisory services. Our Manager, formed in 2004, is a healthcare finance company that offers a full-spectrum of financing solutions and related strategic advisory services to companies across the healthcare industry throughout the United States.

Critical Accounting Policies

Consolidation

The consolidated financial statements include our accounts and those of our subsidiaries, which are wholly-owned or controlled by us. All significant intercompany balances and transactions have been eliminated.

Investments in partially-owned entities where the Company exercises significant influence over operating and financial policies of the subsidiary, but where we do not control the subsidiary, are reported under the equity method of accounting. Generally under the equity method of accounting, the Company’s share of the investee’s earnings or loss is included in the Company’s operating results. Since we acquired both investments in partially-owned entities at December 31, 2007, there was no income or loss recorded for the period from June 22, 2007 (commencement of operations) to December 31, 2007.

FIN No. 46R requires a company to identify investments in other entities for which control is achieved through means other than voting rights (‘‘variable interest entities’’ or ‘‘VIEs’’) and to determine which business enterprise is the primary beneficiary of the VIE. A variable interest entity is broadly defined as an entity where either the equity investors as a group, if any, do not have a controlling financial interest or the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. The Company consolidates investments in VIEs when it is determined that the Company is the primary beneficiary of the VIE at either the creation or the variable interest entity or upon the occurrence of a reconsideration event. The Company has concluded that neither of its partially-owned entities are VIE’s.

Segment Reporting

Statement of Financial Accounting Standards (‘‘SFAS’’) No. 131, Disclosure about Segments of an Enterprise and Related Information, establishes standards for the way that public entities report information about operating segments in the financial statements. We are a REIT focused on originating and acquiring healthcare-related real estate and commercial mortgage debt and currently operate in only one reportable segment.

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Included in cash and cash equivalents at December 31, 2007, are approximately $2.6 million in customer deposits maintained in an unrestricted account. In addition, under the terms of the Master Repurchase Agreement for our warehouse line of credit with Column Financial, Inc., we are required to maintain minimum liquidity of $10 million under the current level of the line usage (See Note 6).

Loans and Investments

We have the intent and ability to hold our investments in loans to maturity in accordance with SFAS No. 65 Accounting for Certain Mortgage Banking Activities. Such loans are classified as held for investment and are carried at cost, net of unamortized loan fees, acquisition premium and acquisition costs, unless such loan or investment is deemed to be impaired. At such time as we invest in preferred equity interests that allow us to participate in a percentage of the underlying property’s cash flows from operations and proceeds from a sale or refinancing, we must determine whether such investment should be accounted for as a loan, joint venture or as real estate at the inception of the investment. Care invested in one preferred equity investment at December 31, 2007, and will account for such investment as a joint venture.

Expense for credit losses in connection with loan investments is a charge to earnings to increase the allowance for credit losses to the level that management estimates to be adequate to cover probable losses considering delinquencies, loss experience and collateral quality. Specific valuation allowances are established for impaired loans based on the fair value of collateral on an individual loan basis. The fair value of the collateral may be determined by an evaluation of operating cash flow from the property during the projected holding period, and estimated sales value computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less selling costs. Alternatively, for construction loans, the fair value of the collateral may be determined based on the estimated cost to complete and projected sales value of the property. Whichever method is used, other factors considered relate to geographic trends and project diversification, the size of the portfolio and current economic conditions. Based upon these factors, we will establish an allowance for credit losses when appropriate. When it is probable that we will be unable to collect all amounts contractually due, the loan is considered impaired.

Where impairment is indicated, an impairment charge is recorded based upon the excess of the recorded investment amount over the net fair value of the collateral. As of December 31, 2007, we had no impaired loans and accordingly, no allowance for credit losses.

We rely on significant subjective judgments and assumptions of our Manager (i.e., discount rates, expected prepayments, market comparables, etc.) regarding the above items. There may be a material impact to these financial statements if our Manager’s judgment or assumptions are subsequently determined to be incorrect.

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

Income recognition will generally be suspended for loan investments at the earlier of the date at which payments become 90 days past due or when, in our opinion, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. As of December 31, 2007, we have no loans for which income recognition has been suspended.

Investments in partially-owned entities are accounted for under the equity method. Since we acquired both investments in partially-owned entities at December 31, 2007, there was no income or loss recorded for the period from June 22, 2007 (commencement of operations) to December 31, 2007.

Deferred Financing Costs

Deferred financing costs represent commitment fees, legal and other third party costs associated with obtaining commitments for financing which result in a closing of such financing. These costs are amortized over the terms of the respective agreements on the effective interest method and the amortization is reflected in interest expense. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financing transactions which do not close are expensed in the period in which it is determined that the financing will not close. See Notes 5 and 6 for more information.

Stock-based Compensation Plans

We account for stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards (‘‘SFAS’’) 123R, Share-based Payment. SFAS 123R requires that compensation cost for stock based compensation be recognized ratably over the benefit period of the award. Because all of our stock-based compensation is issued to non-employees, the amount of compensation is to be adjusted, in accordance with Emerging Issues Task Force (‘‘EITF’’) 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services, in each subsequent reporting period based on the fair value of the award at the end of the reporting period until such time as the award has vested or the service being provided is substantially completed or, under certain circumstances, likely to be completed, whichever occurs first.

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

To determine the fair value of derivative instruments, we may use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. For the majority of financial instruments including most derivatives, long-term investments and long-term debt, standard market conventions and techniques such as discounted cash flow analysis, option-pricing models, replacement cost, and termination cost are likely to be used to determine fair value. All methods of assessing fair value result in a general approximation of fair value, and such value may never actually be realized.

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

Earnings per Share

We present basic earnings per share or EPS in accordance with SFAS No. 128, Earnings per Share. We also present diluted EPS, when diluted EPS is lower than basic EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount. At December 31, 2007, diluted EPS was the same as basic EPS because all outstanding restricted stock awards were anti-dilutive. The operating partnership units issued in connection with an investment (See Note 4) are in escrow and do not impact EPS.

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

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which established a framework for calculating the fair value of assets and liabilities as required by numerous other accounting pronouncements, and expands disclosure requirements of the fair value of certain assets and liabilities. SFAS 157 is effective for the Company’s financial assets and liabilities on January 1, 2008. The FASB deferred the provisions of SFAS 157 relating to nonfinancial assets and liabilities delaying implementation by the Company until January 1, 2009. SFAS 157 is not expected to materially affect how the Company determines fair value, but may result in certain additional disclosures.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. This statement permits companies to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for the Company on January 1, 2008. The Company did not elect the fair value option for any if its existing financial instruments on the effective date and has not determined whether or not it will elect this option for any eligible financial instruments it acquires in the future.

In June, 2007, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting for Parent Companies and Equity Method Investors for Investments in Investment Companies. This SOP provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the Guide). Entities that are within the scope of the Guide are required, among other things, to carry their investments at fair value, with changes in fair value included in earnings. The provisions of this SOP have been deferred indefinitely.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. SFAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrollong interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS 160 is effective for the Company on January 1, 2009. The Company is currently evaluating the impact adopting SFAS 160 will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS 141R, Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations. SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for the Company on January 1, 2009. The Company does not expect the adoption of SFAS 141R to have a material effect on its consolidated financial statements.

Results of Operations

For the period from June 22, 2007 (commencement of operations) to December 31, 2007

Revenue

We earned investment income on our portfolio of mortgage investments of approximately $11.2 million for the period from June 22, 2007 (commencement of operations) to December 31, 2007. On December 17, 2007, we borrowed $25.0 million under our warehouse line with Column Financial in preparation for making investments in partially-owned entities on December 31, 2007 and incurred interest expense of $0.1 million. Prior to this borrowing, we did not use leverage. In order to increase our net income and the cash flows available to pay dividends to our stockholders, we intend to pursue a strategy of acquiring investments by leveraging our portfolio of investments through our warehouse line, if available, dedicated asset financing and other borrowings. Due to the low amount of leverage deployed in the period from June 22, 2007 to December 31, 2007, income from investments on loans is not representative of the Company’s business plan.

Other Income for the period from June 22, 2007 to December 31, 2007 amounted to $1.7 million and consisted of $0.8 million received on the early termination of loans, $0.8 million in interest earned on invested cash balances, and $0.1 million of miscellaneous fees. The early termination fees related to a $24.1 million prepayment of a loan in July and a $34.4 million prepayment in October with gross termination fees of $0.3 million and $0.8 million, respectively. These fees were reduced by the write-offs of the loan premiums we paid for the acquisition of the loans from our Manager on June 22, 2007 of $0.2 million and $0.1 million, respectively.

Expenses

Expenses for the period from June 22, 2007 to December 31, 2007 amounted to $14.5 million. In addition to the $0.1 million in interest expense discussed above, we incurred $11.7 million in expenses to our Manager, consisting of $9.1 million in non-cash stock-based compensation and $2.6 million in management fees, $0.4 million in stock-based compensation to others, and $2.3 million in other marketing, general and administrative expenses.

We recorded $9.1 million in non-employee non-cash compensation expense related to the issuance of 607,690 shares of our common stock to our Manager pursuant to the Manager Equity Plan and $2.6 million in base management fees to our Manager under the terms of our management agreement.

Included in our expenses is stock based non-employee compensation related to our issuance of 133,333 shares of restricted common stock to our Manager’s employees, some of whom are also Care officers or directors, and 15,000 shares to our independent directors with a total fair value of approximately $2.2 million at the date of grant. The shares granted to our Manager’s employees vest on June 22, 2010, three years from the date of grant. The shares granted to our independent directors vest ratably over the next three years on each anniversary of the date of grant. Pursuant to SFAS 123R, we recognized $0.3 million in expense for the period from June 22, 2007 to December 31, 2007 related to these stock grants. The balance of this compensation will be recognized over the remaining vesting period and the amount of the compensation adjusted to fair value at each measurement date pursuant to SFAS 123R. In addition, we paid $0.1 million in stock-based compensation related to shares of our common stock earned by our independent directors as part of their compensation. Each independent director is paid a base retainer of $100,000, which is payable 50% in cash and 50% in stock. Payments are made quarterly in arrears. Shares of our common stock issued to our independent directors as part of their annual compensation vest immediately and are expensed by us accordingly.

Other marketing, general and administrative expenses were approximately $2.3 million for the period from June 22, 2007 to December 31, 2007. These expenses consist of $1.2 million in professional fees, $0.4 million in directors’ and officers’ liability insurance, $0.1 million for the cash component our independent directors’ compensation, $0.1 million for excise taxes and $0.5 million in general overhead costs for the Company. We had approximately $20,000 of expenses for the period from June 22, 2007 to December 31, 2007 relating to our formation involving miscellaneous non-recurring costs for initial setup, design and related work.

The management fees, expense reimbursements, formation costs and the relationship between our Manager and us are discussed further in ‘‘Related Party Transactions.’’

We had a net loss of approximately ($1.6 million) for the period from June 22, to December 31, 2007 which was largely the result of the $9.1 million in non-employee compensation expense relating to the issuance of 607,690 shares of our common stock to our Manager.

Cash Flows

Cash and cash equivalents were $15.3 million at December 31, 2007 and were provided by $230.7 million in net proceeds from our financing activities, $11.9 million from operations for the period from June 22, 2007 to December 31, 2007, offset by $227.3 million in net investment activity over the period.

Cash flows provided by operations for the period from June 22, 2007 to December 31, 2007 was primarily comprised of a $1.6 million net loss for the period, adjusted for $9.1 million in stock-based compensation granted to our Manager, and a $4.1 million net change in operating liabilities and assets. Also impacting cash flows from operations were non-cash charges of $1.1 million related to amortization of loan premium, deferred financing costs, deferred loan fees and stock-based compensation, offset by $0.8 million in net gain from prepayments of two loans.

Net cash used in investing activities for the period from June 22, 2007 to December 31, 2007 amounted to $227.3 million. $204.3 million represents the cash portion of the purchase price for the initial portfolio contributed by our Manager, $69.5 million was invested in partially-owned entities, and $17.8 million of additional investments in loans were made, offset by $64.3 million in loan prepayments, scheduled amortizations and other loan-related payments.

Net cash provided by financing activities for the period from June 22, 2007 to December 31, 2007 resulted from the $225.0 million proceeds from our initial public offering in June, 2007 reduced by $14.8 million in underwriting and other costs associated with the initial public offering, $25.0 million in borrowings from our warehouse line of credit, offset by $3.6 million in dividends paid and $0.8 million in deferred financing costs related to our warehouse facility.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain loans and other investments, pay dividends and other general business needs. Our primary source of funds for liquidity was provided by funds we raised in our initial public offering in June 2007. Additional sources of liquidity are net cash provided by operating activities, repayment of principal by our borrowers in connection with our loans and investments, asset-specific borrowings, borrowings under our warehouse facility, the issuance by us or special purpose vehicles owned by us of fixed income securities collateralized by certain of our investments and the issuance by us of preferred equity offerings or follow-on offerings of common equity. We believe that we have adequate liquidity to continue to operate for at least the next twelve months, even given the credit market dislocation described below.

As of December 31, 2007, the Company had $15.3 million in cash and cash equivalents, including $2.6 million related to customer deposits maintained in an unrestricted account. In addition, Care has commitments at December 31, 2007 to extend credit or finance tenant improvements in 2008 amounting to $8.2 million (See Note 13). Under the terms of the Master Repurchase Agreement for our warehouse line of credit with Column Financial, Inc., Care is required to maintain minimum liquidity of $10 million under the current level of the line usage. In March 2008, the Company received notice of a borrower’s intent to prepay its outstanding mortgage loan with a principal balance remaining at December 31, 2007 of $27.4 million and a carrying value of $28.0 million (See Note 15). Repayment is expected in April 2008, the Company believes that it will be able to meet its commitments as and when they may be called, as well as maintain compliance with the minimum liquidity covenant related to its warehouse line, even if the prepayment referred to above does not occur, by utilizing funds from operations and/or utilizing unencumbered assets to secure additional borrowings.

Since our initial public offering in June 2007, liquidity in the global credit markets has been curtailed and interest rate spreads have widened significantly. Dislocations in the global credit markets, including securitized financing vehicles such as short-term warehouse facilities and longer-term structures such as CDOs and CMBS, have resulted in significant contraction of liquidity available. Consequently, the advance rates under the warehouse facility are more restrictive than initially anticipated.

As of December 31, 2007, the Company pledged five mortgage loans with a total principal balance of $92.3 million into the warehouse line and had $25 million in borrowings outstanding under the line to partially fund its investments in Cambridge and SMC. In January 2008, Care pledged additional assets to the warehouse line providing increased availability under the line, and on February, 19, 2008, utilized $10.2 million in additional borrowings to fund a new mortgage investment. Pledging additional eligible assets into the warehouse line may provide additional funding availability up to approximately $34 million, subject to the sole discretion and current underwriting standards of our lender. With widespread dislocation in the debt markets persisting well into 2008, we cannot be assured with any certainty that additional funds from the warehouse will be advanced. In addition, should we not be able to consummate a securitization transaction, our warehouse provider could liquidate the warehoused collateral and we would have to pay any amount by which the original purchase price of the collateral exceeds its sale price, subject to negotiated caps, if any, on our exposure. Regardless of whether a securitization transaction is consummated, if any warehoused collateral is sold before the consummation, we will have to bear any resulting loss on sale. This disruption in the credit markets may impede our ability to grow in the short term. Should the Company not be able to draw credit on or experience reduced availability on our existing warehouse line, face margin calls and other constraints on credit availability at the subjective discretion of our lender, or consummate a securitization, Care may not be able to continue to operate profitably, make payments on our existing obligations, fund commitments, make new investments, or pay dividends.

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

To maintain our status as a REIT under the Internal Revenue Code, we must distribute annually at least 90% of our REIT taxable income. These distribution requirements limit our ability to retain earnings and thereby replenish or increase capital for operations. However, we believe that, when the credit markets return to more historically normal conditions, our capital resources and access to financing will provide us with financial flexibility at levels sufficient to meet current and anticipated capital requirements, including funding new lending and investment opportunities, paying distributions to our stockholders and servicing our debt obligations.

Capitalization

As of December 31, 2007, we had 21,017,588 shares of common stock outstanding.

Quantitative and Qualitative Disclosures about Market Risk

Market risk includes risks that arise from changes in interest rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risks to which we will be exposed are real estate and interest rate risks.

Real Estate Risk

The value of owned real estate, commercial mortgage assets and net operating income derived from such properties are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions which may be adversely affected by industry slowdowns and other factors, local real estate conditions (such as an oversupply of retail, industrial, office or other commercial space), changes or continued weakness in specific industry segments, construction quality, age and design, demographic factors, retroactive changes to building or similar codes, and increases in operating expenses (such as energy costs). In the event net operating income decreases, or the value of property held for sale decreases, a borrower may have difficulty paying our rent or repaying our loans, which could result in losses to us. Even when a property’s net operating income is sufficient to cover the property’s debt service, at the time an investment is made, there can be no assurance that this will continue in the future.

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

Our operating results will depend in large part on differences between the income from assets in our mortgage loan portfolio and our borrowing costs. Most of our loan assets and borrowings are expected to be variable-rate instruments that we will finance with variable rate debt. The objective of this strategy is to minimize the impact of interest rate changes on the spread between the yield on our assets and our cost of funds. Although we have not done so to date, we may enter into hedging transactions with respect to liabilities relating to fixed rate assets in the future. If we were to finance fixed rate assets with variable rate debt and the benchmark for our variable rate debt increased, our net income would decrease. Furthermore, as our current financing allows the lender to mark our assets to market and make margin calls based on a change in the value of our assets, financing fixed rate assets with floating rate debt would create the risk that an increase in fixed rate benchmarks (such as ‘‘swap’’ yields) would decrease the value of our fixed rate assets. Some of our loans may be subject to various interest rate floors. As a result, if interest rates fall below the floor rates, the spread between the yield on our assets and our cost of funds will increase, which will generally increase our returns.

At present, our portfolio of variable rate mortgage loans is substantially funded by our equity as restrictive conditions in the securitized debt markets have not enabled us to leverage the portfolio through our warehouse line as we originally intended. Accordingly, the income we earn on these loans is subject to variability in interest rates. At current investment levels, changes in interest rates at the magnitudes listed would have the following estimated effect on our annual income from investments in loans:

Increase/(Decrease) in interest rate	Increase/(decrease) in income from investments in loans (dollars in thousands)
(300) basis points	($7,018)
(200) basis points	($4,678)
(100) basis points	($2,339)
Base interest rate	$0
+100 basis points	$2,339
+200 basis points	$4,678
+300 basis points	$7,018

In the event of a significant rising interest rate environment and/or economic downturn, delinquencies and defaults could increase and result in credit losses to us, which could adversely affect our liquidity and operating results. Further, such delinquencies or defaults could have an adverse effect on the spreads between interest-earning assets and interest-bearing liabilities.

Our funding strategy involves leveraging our loan investments through borrowings, generally through the use of warehouse facilities, bank credit facilities, repurchase agreements, secured loans, securitizations, including the issuance of CDOs or CMBS, loans to entities in which we hold, directly or indirectly, interests in pools of assets, and other borrowings. In the short term we intend to use warehouse lines of credit, to the extent available, to finance the acquisition of assets as well as utilizing asset-specific debt. Currently, the availability of liquidity through CDOs is very limited due to investor concerns over dislocations in the debt markets, hedge fund losses, the large volume of unsuccessful leveraged loan syndications and related impact on the overall credit markets. These concerns have materially impacted liquidity in the debt markets, making financing terms for borrowers significantly less attractive. We cannot foresee when credit markets may stabilize and liquidity becomes available. A prolonged downturn in the term CDO and CMBS markets may cause us to seek alternative sources of potentially less attractive financing, and may impede our ability to grow the Company in accordance with our business plan.

Contractual Obligations

Under our Management Agreement entered into in connection with our public offering, our Manager, subject to the oversight of the Company’s Board of Directors, is required to manage the day-to-day activities of Care, for which the Manager receives a base management fee and is eligible for an incentive fee. The Management Agreement has an initial term expiring on June 30, 2010, and will be automatically renewed for one-year terms thereafter unless either we or our Manager elect not to renew the agreement. The base management fee is payable monthly in arrears in an amount equal to 1/12 of 1.75% of the Company stockholders’ equity at the end of each month, computed in accordance with GAAP, adjusted for certain items pursuant to the terms of the agreement. Our Manager is also eligible to receive an incentive fee, payable quarterly in arrears, based upon performance thresholds stipulated in the Management Agreement. For the period from June 22, 2007 (commencement of operations) to December 31, 2007, we recognized $2.6 million in management fee expense related to the base management fee, and our Manager was not eligible for an incentive fee.

In addition, our Manager may be entitled to a termination fee, payable for non-renewal of the Management Agreement without cause, in an amount equal to three times the sum of the average annual base fee and the average annual incentive fee, both as earned by our Manager during the two years immediately preceding the most recently completed calendar quarter prior to the date of termination. No termination fee is payable if we terminate the Management Agreement for cause.

On October 1, 2007, Care entered into a master repurchase agreement (‘‘MRA’’) with Column Financial, Inc., an affiliate of Credit Suisse, for short-term financing through a warehouse facility. The MRA provides an initial line of credit up to $300 million. Under the terms of the MRA, Care may receive up to 50% of the value of each loan sold into the warehouse based on Column’s underwriting of such loan and will agree to repurchase each loan at a future date. The term of the MRA is for three years and may be terminated by Column at any time on not less than one year’s notice. In addition, Column has the right to issue margin calls in certain situations which Care must satisfy in cash within one business day. The MRA also requires the Company to maintain certain financial covenants. From the time of sale until the time of repurchase, Care is required to pay Column a monthly price differential payment set at one month LIBOR + 0.75% for the first eight months of the MRA and one month LIBOR + 1% thereafter. In addition, partial amortization of the principal borrowed is required. As of December 31, 2007, the Company had $25 million in borrowings under the facility.

The table below summarizes our contractual obligations as of December 31, 2007 (Amounts in millions).

	2008	2009	2010	2011	2012+
Repayment of warehouse borrowings	$—	$—	$25.0	$—	$—
Commitments to fund loans	$5.9	$—	$—	$—	$—
Commitment to fund tenant improvements	$2.3	$0.3	$0.2	$—	$—

Amounts due to Column under our warehouse facility are included in the table as due in 2010 at the expiration of the facility because the timing of the sales and repurchases, as well as the amounts due, are not fixed and readily determinable. The estimated amounts and timing of the commitments to fund loans presented above are based on projections based on data provided by borrowers. The projections are subject to adjustments based on changes in borrowers’ needs. The estimated amounts and timing of the commitments to fund tenant improvements are based on projections by the property managers who are affiliates of Cambridge. Any amounts due to our Manager under the Management Agreement are not included in the table above because such amounts are not fixed and determinable.

Off-Balance Sheet Arrangements

As of December 31, 2007, we had no off-balance sheet arrangements. On January 24, 2008, Care purchased interest rates caps at a premium of approximately $0.1 million on three eligible loans in the warehouse to increase the funding available. These derivatives will be accounted for in accordance with SFAS No. 133 in 2008.

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

Our board of directors declared our inaugural dividend of $0.17 per share on November 5, 2007, to shareholders of record on November 15, 2007. The dividend was paid on November 30, 2007. On February 12, 2008, the board of directors declared a quarterly dividend of $0.17 per share for the fourth quarter of 2007 payable to stockholders of record of our common stock on February 26, 2008. The dividend was paid on March 11, 2008.

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

Please see Note 8. Related Party Transactions — Management Agreement in the Notes to Consolidated Financial Statements and in Part I — ITEM 1 for a summary description of the compensation, fees and costs payable to our Manager.

Transactions with our Manager included:

•	The acquisition of our initial assets from our Manager upon the completion of Care’s initial public offering. The fair value of the acquisitions was approximately $283.1 million inclusive of approximately $4.6 million in premium. In exchange for these assets, we issued 5,256,250 restricted shares of common stock to our Manager at a fair value of approximately $78.8 million and paid approximately $204.3 million in cash from the proceeds of our initial public offering.

•	Our issuance of 607,690 shares of common stock issued to our Manager concurrently with our initial public offering at a fair value of $9.1 million at date of grant. These shares vested immediately and therefore their fair value was expensed at issuance;

•	Our issuance of 133,333 restricted shares of common stock to our Manager’s employees, some of who are also Care officers or directors, and 15,000 shares to our independent directors, with a total fair value of approximately $2.2 million at the date of grant. The shares granted to our Manager’s employees vest on June 22, 2010, three years from the date of grant. The shares granted to our independent directors vest ratably over the next three years on each anniversary of the date of grant. Pursuant to SFAS 123R, we recognized approximately $0.3 million in expense for the period from June 22, 2007 (commencement of operations) to December 31, 2007, related to these grants. The remainder of this compensation will be recognized over the remaining vesting period and the amount of the compensation adjusted to fair value at each measurement date pursuant to SFAS 123R;

•	Our $3.1 million liability to our Manager for professional fees paid and other third party costs incurred by our Manager on behalf of Care related to the initial public offering of our common stock ($1.5 million) and business operations ($1.6 million); and

•	Our expense recognition of $2.6 million for the Base Management Fee as required pursuant to our agreement with our Manager for the period June 22, 2007 to December 31, 2007. The Manager did not earn an incentive fee during the period.

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

FFO and AFFO for the period from June 22, 2007 to December 31, 2007 were as follows (in thousands except per share data):

	For the period from June 22, 2007 (commencement of operations) to December 31, 2007
(In thousands, except share and per share data)	FFO	AFFO
Net loss	$(1,557)	$(1,557)
Add:
Stock-based compensation to Manager	—	9,115
Stock-based compensation – other	—	344
Funds From Operations and Adjusted Funds From Operations	$(1,557)	$7,902
FFO and Adjusted FFO per share basic and diluted	$(0.07)	$0.38
Weighted average shares outstanding – basic and diluted	20,866,526	20,866,526

ITEM 8.    Financial Statements and Supplementary Data

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Care Investment Trust Inc.

We have audited the accompanying consolidated balance sheet of Care Investment Trust Inc. and subsidiaries (the ‘‘Company’’) as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the period from June 22, 2007 (commencement of operations) to December 31, 2007. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Care Investment Trust Inc. and subsidiaries at December 31, 2007, and the results of their operations and their cash flows for the period from June 22, 2007 (commencement of operations) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP New York, New York March 28, 2008

Care Investment Trust Inc. and Subsidiaries

Consolidated Balance Sheet
(dollars in thousands — except share and per share data)

December 31, 2007
Assets:
Cash and cash equivalents	$15,319
Investments in loans	236,833
Investments in partially-owned entities	72,353
Accrued interest receivable	1,899
Other assets	1,994
Total Assets	$328,398
Liabilities and Stockholders’ Equity
Liabilities:
Borrowing under warehouse line of credit	$25,000
Accounts payable and accrued expenses	1,509
Accrued expenses payable to related party	3,119
Obligation to issue operating partnership units	2,850
Other liabilities	2,585
Total Liabilities	35,063
Commitments and Contingencies
Stockholders’ Equity:
Common stock: $0.001 par value, 250,000,000 shares authorized, issued and outstanding: 21,017,588	21
Additional paid-in-capital	298,444
Accumulated deficit	(5,130)
Total Stockholders’ Equity	293,335
Total Liabilities and Stockholders’ Equity	$328,398

See Notes to Consolidated Financial Statements

Care Investment Trust Inc. and Subsidiaries

Consolidated Statement of Operations
(dollars in thousands — except share and per share data)

Period from June 22, 2007 (Commencement of Operations) to December 31, 2007
Revenues
Income from investments in loans	$11,209
Other income	1,707
Total Revenues	12,916
Expenses
Interest expense	134
Management fees to related party	2,625
Marketing, general and administrative (including compensation expense of $9,459)	11,714
Total Expenses	14,473
Net loss	$(1,557)
Loss per share of common stock
Net loss, basic and diluted	$(0.07)
Basic and diluted weighted average common shares outstanding	20,866,526

See Notes to Consolidated Financial Statements

Care Investment Trust Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity
(dollars in thousands, except share data)

	Common Stock			Additional Paid in Capital		Accumulated Deficit	Total
Balance at June 22, 2007 (Commencement of Operations)	100	$	*	$	*	$—	$	*
Proceeds from public offering of common stock	15,000,000		15		224,985	—		225,000
Underwriting and offering costs					(14,837)	—		(14,837)
Issuance of common stock for the acquisition of initial assets from Manager	5,256,250		5		78,838	—		78,843
Stock-based compensation to Manager in common stock pursuant to the Care Investment Trust Inc. Manager Equity Plan	607,690		1		9,114	—		9,115
Stock-based compensation to non-employees in common stock pursuant to the Care Investment Trust Inc. Equity Plan	148,333		*		2,225	—		2,225
Unamortized portion of unvested common stock issued pursuant to the Care Investment Trust Inc. Equity Plan	—		—		(1,943)	—		(1,943)
Stock-based compensation to directors for services rendered	5,215		*		62	—		62
Net loss for the period from June 22, 2007 (Commencement of Operations) to December 31, 2007	—		—		—	(1,557)		(1,557)
Dividends declared and paid on common stock						(3,573)		(3,573)
Balance at December 31, 2007	21,017,588		$21		$298,444	$(5,130)		$293,335

*	Less than $500

See Notes to Consolidated Financial Statements

Care Investment Trust Inc. and Subsidiaries

Consolidated Statement of Cash Flows
(dollars in thousands)

Period from June 22, 2007 (Commencement of Operations) to December 31, 2007
Cash Flows From Operating Activities
Net loss	$(1,557)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of premium paid on investments in loans	507
Amortization of deferred financing cost	69
Amortization of deferred loan fees	149
Stock-based compensation to Manager	9,115
Stock-based non-employee compensation	344
Net gain on prepayment of loan	(833)
Changes in operating assets and liabilities:
Accrued interest receivable	(1,899)
Other assets	(1,237)
Accounts payable and accrued expenses	4,628
Other liabilities	2,585
Net cash provided by operating activities	11,871
Cash Flows From Investing Activities
Purchase of initial assets from Manager	(204,272)
Loan repayments	64,264
Loan investments	(17,805)
Investments in partially-owned entities	(69,503)
Net cash used in investing activities	(227,316)
Cash Flows From Financing Activities
Proceeds from public offering common stock	225,000
Underwriting and offering costs	(14,837)
Borrowings under warehouse line of credit	25,000
Dividends paid	(3,573)
Deferred financing costs	(826)
Net cash provided by financing activities	230,764
Net increase in cash and cash equivalents	15,319
Cash and cash equivalents, beginning of period	*
Cash and cash equivalents, end of period	$15,319
Supplementary non-cash financing and investing activity
Issuance of common stock to Manager to purchase initial assets	$78,843
Obligation to issue operating partnership units in connection with the Cambridge investment	$2,850

*	Less than $500

See Notes to Consolidated Financial Statements

Care Investment Trust Inc. and Subsidiaries — Notes to Consolidated Financial Statements

December 31, 2007

Note 1 — Organization

Care Investment Trust Inc. (‘‘we,’’ ‘‘Care’’ or the ‘‘Company’’), was incorporated in Maryland on March 26, 2007, as a real estate and finance company formed principally to invest in healthcare-related commercial mortgage debt and real estate. The Company was formed, and is externally managed by, CIT Healthcare LLC (‘‘CIT Healthcare’’ or the ‘‘Manager’’), a wholly-owned subsidiary of CIT Group Inc. (‘‘CIT’’) to leverage the Manager’s expertise and relationships in the healthcare marketplace. In its capacity as Manager, CIT Healthcare identifies assets for acquisition and performs loan origination, servicing and other activities on behalf of the Company.

Care invests in healthcare real estate assets that are consistent with our investment guidelines, such as medical office buildings and senior housing facilities (independent and assisted living, and continuing care facilities). We also provide financing to companies operating a full range of healthcare-related facilities, including medical office buildings, skilled nursing facilities, hospitals, outpatient centers, surgery centers, senior housing, laboratories and other healthcare facilities. We provide mortgage financing secured by these healthcare facilities, including first lien mortgage loans, mezzanine loans, B Notes and construction loans.

As of December 31, 2007, the Company had $15.3 million in cash and cash equivalents, including $2.6 million related to customer deposits maintained in an unrestricted account. In addition, Care has commitments at December 31, 2007 to extend credit or finance tenant improvements in 2008 amounting to $8.2 million (see Note 13). In March 2008, the Company received notice of a borrower’s intent to prepay its outstanding mortgage loan with a principal balance remaining at December 31, 2007 of $27.4 million and a carrying value of $28.0 million (see Note 15). The Company believes that it will be able to meet its commitments as and when they may be called, as well as maintain compliance with the minimum liquidity covenant related to its warehouse line, even if the prepayment referred to above does not occur, by utilizing funds from operations and/or utilizing unencumbered assets where available to secure additional borrowing.

Care intends to qualify as a real estate investment trust, or ‘‘REIT’’ under the Internal Revenue Code commencing with our taxable year ended December 31, 2007. To maintain our tax status as a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders.

On June 22, 2007 (commencement of operations), the Company acquired a portfolio of healthcare-related mortgage assets from our Manager with a fair value of approximately $283.1 million. Care received approximately $210.2 million (after underwriting discounts and other expenses related to its initial public offering) from the closing of its initial public offering of its common stock on June 27, 2007 and utilized approximately $204.3 million as partial payment to purchase the initial assets from the Manager. The remainder of the purchase price was paid via the issuance of $78.8 million in common shares to the Manager.

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

On December 12, 2007, Care formed a wholly owned subsidiary, ERC Sub, LLC. ERC Sub, LLC has not elected to be treated as a taxable entity and it is anticipated that ERC Sub, LLC will be operated in a manner to maintain its non-taxable status.

On December 12, 2007, ERC Sub, LLC formed a limited partnership, ERC Sub, L.P. (the ‘‘Partnership’’). The Partnership has not elected to be treated as a taxable entity and it is anticipated that ERC Sub, L.P. will be operated in a manner to maintain its non-taxable status. ERC Sub, LLC and Care own a 99% interest in the Partnership and ERC Sub, LLC is the manager of the Partnership. ERC Sub, LLC has the responsibility and discretion in the management and control of the Partnership, accordingly, we consolidate the accounts of the Partnership. On December 31, 2007, Care, through the Partnership, acquired from Cambridge Holdings Incorporated equity interests in limited liability entities owning nine medical office buildings with a value of $263.0 million. The Partnership’s acquired interests represent approximately 85% of the portfolio value and are accounted for under the equity method. See Notes 2 and 4 for more information.

On December 31, 2007, Care formed a joint venture, SMC-CIT Holding Company, LLC, with an affiliate of Senior Management Concepts, LLC to acquire four independent and assisted living facilities in Utah. Total capitalization of the joint venture is $61.0 million and Care invested $6.8 million in exchange for 100% of the preferred equity interests and 10% of the common equity interests of the joint venture. See Notes 2 and 4 for more information.

At present, Care does not have any taxable REIT subsidiaries (‘‘TRS’’), but in the normal course of business expects to form such subsidiaries as necessary.

Note 2 — Significant Accounting Policies

Consolidation

The consolidated financial statements include our accounts and those of our subsidiaries, which are wholly-owned or controlled by us. All significant intercompany balances and transactions have been eliminated.

Investments in partially-owned entities where the Company exercises significant influence over operating and financial policies of the subsidiary, but does not control the subsidiary, are reported under the equity method of accounting. Generally under the equity method of accounting, the Company’s share of the investee’s earnings or loss is included in the Company’s operating results. Because we acquired both investments in partially-owned entities at December 31, 2007, there was no income or loss recorded for the period from June 22, 2007 (commencement of operations) to December 31, 2007.

FIN No. 46R, Consolidation of Variable Interest Entities, requires a company to identify investments in other entities for which control is achieved through means other than voting rights (‘‘variable interest entities’’ or ‘‘VIEs’’) and to determine which business enterprise is the primary beneficiary of the VIE. A variable interest entity is broadly defined as an entity where either the equity investors as a group, if any, do not have a controlling financial interest or the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. The Company consolidates investments in VIEs when it is determined that the Company is the primary beneficiary of the VIE at either the creation or the variable interest entity or upon the occurrence of a reconsideration event. The Company has concluded that neither of its partially-owned entities are VIEs.

Segment Reporting

Statement of Financial Accounting Standards (‘‘SFAS’’) No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way that public entities report information about operating segments in the financial statements. We are a REIT focused on originating and acquiring healthcare-related real estate and commercial mortgage debt and currently operate in only one reportable segment.

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Included in cash and cash equivalents at December 31, 2007, are approximately $2.6 million in customer deposits maintained in an unrestricted account. In addition, under the terms of the Master Repurchase Agreement for our warehouse line of credit with Column Financial, Inc., we are required to maintain minimum liquidity of $10 million under the current level of the line usage (See Note 6).

Loans and Investments

We have the intent and ability to hold our investments in loans to maturity in accordance with SFAS No. 65, Accounting for Certain Mortgage Banking Activities. Such loans are classified as held for investment and are carried at cost, net of unamortized loan fees, acquisition premium and acquisition costs, unless such loans or investments are deemed to be impaired.

We invest in preferred equity interests that allow us to participate in a percentage of the underlying property’s cash flows from operations and proceeds from a sale or refinancing. At the inception of the investment, we must determine whether such investment should be accounted for as a loan, joint venture or as real estate at the inception or the investment. Care invested in one preferred equity investment at December 31, 2007 and will account for such investment as a joint venture.

Expense for credit losses in connection with loan investments is a charge to earnings to increase the allowance for credit losses to the level that management estimates to be adequate to cover probable losses considering delinquencies, loss experience and collateral quality. Impairment losses are taken for impaired loans based on the fair value of collateral on an individual loan basis. The fair value of the collateral may be determined by an evaluation of operating cash flow from the property during the projected holding period, and estimated sales value computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less selling costs. Alternatively, for construction loans, the fair value of the collateral may be determined based on the estimated cost to complete and projected sales value of the property. Whichever method is used, other factors considered relate to geographic trends and project diversification, the size of the portfolio and current economic conditions. Based upon these factors, we will establish an allowance for credit losses when appropriate. When it is probable that we will be unable to collect all amounts contractually due, the loan is considered impaired.

Where impairment is indicated, an impairment charge is recorded based upon the excess of the recorded investment amount over the net fair value of the collateral. As of December 31, 2007, we had no impaired loans and no allowance for credit losses.

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

Income recognition will generally be suspended for loan investments at the earlier of the date at which payments become 90 days past due or when, in our opinion, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. As of December 31, 2007, we have no loans for which income recognition has been suspended.

Deferred Financing Costs

Deferred financing costs represent commitment fees, legal and other third party costs associated with obtaining commitments for financing which result in a closing of such financing. These costs are amortized over the terms of the respective agreements on the effective interest method and the amortization is reflected in interest expense. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financing transactions which do not close are expensed in the period in which it is determined that the financing will not close. See Notes 5 and 6 for more information.

Stock-based Compensation Plans

We have two stock-based compensation plans, described more fully in Note 10. We account for the plans using the fair value recognition provisions of SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires that compensation cost for stock-based compensation be recognized ratably over the benefit period of the award. Because all of our stock-based compensation is issued to non-employees, the amount of compensation is to be adjusted in each subsequent reporting period based on the fair value of the award at the end of the reporting period until such time as the award has vested or the service being provided is substantially completed or, under certain circumstances, likely to be completed, whichever occurs first.

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

To determine the fair value of derivative instruments, we may use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. For the majority of financial instruments including most derivatives, long-term investments and long-term debt, standard market conventions and techniques such as discounted cash flow analysis, option-pricing models, replacement cost, and termination cost are likely to be used to determine fair value. All methods of assessing fair value result in a general approximation of fair value, and such value may never actually be realized.

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

Income Taxes

We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code beginning with our taxable year ended December 31, 2007. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our REIT taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income tax on our taxable income at regular corporate rates and we will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distributions to stockholders. However, we believe that we will operate in such a manner as to qualify for treatment as a REIT and we intend to operate in the foreseeable future in such a manner so that we will qualify as a REIT for federal income tax purposes. We may, however, be subject to certain state and local taxes.

Underwriting Commissions and Costs

Underwriting commissions and costs incurred in connection with our initial public offering are reflected as a reduction of additional paid-in-capital.

Organization Costs

Costs incurred to organize Care have been expensed as incurred.

Earnings per Share

We present basic earnings per share or EPS in accordance with SFAS No. 128, Earnings per Share. We also present diluted EPS, when diluted EPS is lower than basic EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount. At December 31, 2007, diluted EPS was the same as basic EPS because all outstanding restricted stock awards were anti-dilutive. The operating partnership units issued in connection with an investment (See Note 4) are in escrow and do not impact EPS.

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

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which established a framework for calculating the fair value of assets and liabilities as required by numerous other accounting pronouncements, and expands disclosure requirements of the fair value of certain assets and liabilities. SFAS 157 is effective for the Company’s financial assets and liabilities on January 1, 2008. The FASB deferred the provisions of SFAS 157 relating to nonfinancial assets and liabilities delaying implementation by the Company until January 1, 2009. SFAS 157 is not expected to materially affect how the Company determines fair value, but may result in certain additional disclosures.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. This statement permits companies to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for the Company on January 1, 2008. The Company did not elect the fair value option for any of its existing financial instruments on the effective date and has not determined whether or not it will elect this option for any eligible financial instruments it acquires in the future.

In June, 2007, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting for Parent Companies and Equity Method Investors for Investments in Investment Companies. This SOP provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the Guide). Entities that are within the scope of the Guide are required, among other things, to carry their investments at fair value, with changes in fair value included in earnings. The provisions of this SOP have been deferred indefinitely.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. SFAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS 160 is effective for the Company on January 1, 2009. The Company is currently evaluating the impact adopting SFAS 160 will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS 141R, Business Combinations. SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for the Company on January 1, 2009. The Company does not expect the adoption of SFAS 141R to have a material effect on its consolidated financial statements.

Note 3 — Investments in Loans

Upon consummation of our initial public offering on June 22, 2007, our Manager, through an affiliate, contributed a portfolio of healthcare-related mortgage assets with a book value and fair value, as determined by our Manager, of $278.5 million and $283.1 million, respectively, in exchange for $204.3 million in cash and $78.8 million in shares of Care common stock. The $4.6 million difference between the Manager’s basis and our carrying value represents a premium paid and is amortized using the effective yield method over the remaining term of the underlying loans.

As of December 31 2007, our net investments in loans amounted to $236.8 million and consisted of $233.9 million in principal and $3.8 million in premium on the initial portfolio, offset by approximately $0.9 million in unamortized loan fees. The $237.7 million in principal and premium was comprised of $219.2 million of loans from the initial portfolio contributed by our Manager, $3.1 million funded to existing portfolio clients, and $15.4 million of new originations generated by our Manager (see Note 8). During the period from June 22, 2007 (commencement of operations) to December 31, 2007, the Company realized early loan payoffs from two borrowers amounting to $58.6 million and $2.0 million in partial prepayments from another. In addition, the Company received approximately $2.5 million in loan amortizations and other loan-related payments. We recognized $0.5 million in interest expense related to amortization of the initial purchase premium, and wrote-off $0.3 million of the premium on two loans which were prepaid. Prepayment fees on these loans produced a net gain of $0.8 million after the related premium write-offs.

Our investments include senior whole loans and participations secured primarily by real estate property in the form of pledges of ownership interests, direct liens or other security interests. The investments are in various geographic markets in the United States. These investments are all variable rate at December 31, 2007, had a weighted average spread of 3.27% over one month LIBOR, and an average maturity of approximately three years. The effective yield on the portfolio for the period from June 22, 2007 (commencement of operations) to December 31, 2007, was 8.22%. As of December 31, 2007, we held the following loan investments (in thousands):

Property Type (a)	Location		Carrying Amount	Unamortized Prem/(Disc)	Seller’s Basis (b)	Interest Rate	Maturity Date
	City	State
SNF	Middle River	Maryland	$9,348	$209	$9,139	L+3.75%	3/31/11
SNF/ALF	Various	New Jersey	25,360	521	24,839	L+3.48%	12/8/08	(c)
SNF/ALF/IL	Various	Washington, Oregon	26,871	809	26,062	L+2.75%	10/4/11
SNF	Various	New Jersey	27,987	632	27,355	L+4.00%	1/31/11
SNF (e)	Various	Michigan	24,179	109	24,070	L+2.25%	3/26/12
SNF (e)	Various	Virginia	26,830	440	26,390	L+2.50%	3/1/12
SNF (e)	Various	Texas	6,711	88	6,623	L+3.00%	6/30/11
SNF (e)	Austin	Texas	5,474	35	5,439	L+3.00%	5/30/11
SNF/ICF (e)	Various	Illinois	30,155	348	29,807	L+3.00%	10/31/11
SNF	San Antonio	Texas	8,695	95	8,600	L+3.50%	2/9/11
SNF/ALF	Nacogdoches	Texas	9,911	300	9,611	L+3.15%	10/2/11
SNF/Sr. Appts/ALF	Various	Texas, Louisiana	17,087	189	16,898	L+4.34%	2/1/11
ALF	Daytona Beach	Florida	3,723	(15)	3,738	L+3.43%	8/11/11
Contributed portfolio			222,331	$3,760	$218,571
SNF/IL	Georgetown	Texas	6,075			L+3.00%	7/31/09	(d)
SNF	Aurora	Colorado	9,276			L+5.74%	8/4/10
Investments in loans gross			237,682
Unamortized loans fees			(849)
Investments in loans, net			$236,833

(a)	SNF refers to skilled nursing facilities; ALF refers to assisted living facilities; IL refers to independent living facilities; ICF refers to independent care facilities; and Sr. Appts refers to senior living apartments.
(b)	The amounts represent the amortized value of the loans acquired on June 22, 2007 from our Manager, plus new advances to existing portfolio clients.
(c)	Borrower has the ability to extend the maturity date to 12/8/10 upon advance written notice and subject to compliance with certain covenants stipulated in the loan agreement.
(d)	Borrower has the ability to extend the maturity date to 7/31/12 upon advance written notice and subject to compliance with certain covenants stipulated in the loan agreement.
(e)	Pledged as collateral for borrowings under our warehouse line of credit

All loans were paying as agreed as of December 31, 2007. Five loans secured by first mortgages with a total principal balance of $92.3 million were pledged as collateral at December 31, 2007, for borrowings under our warehouse line (See Note 6).

Our mortgage portfolio (gross) at December 31, 2007, is diversified by property type and U.S. geographic region as follows:

Property Type	Carrying amount	% of Portfolio	By U.S. Geographic Region	Carrying amount	% of Portfolio
Skilled Nursing	$118,500	49.9%	Midwest	$54,334	22.9%
Mixed-use(1)	115,459	48.5%	South	53,953	22.7%
Assisted Living	3,723	1.6%	Northeast	53,347	22.4%
	$237,682	100.0%	Mid-Atlantic	36,178	15.2%
			Northwest	26,871	11.3%
			West	9,276	3.9%
			Southeast	3,723	1.6%
				$237,682	100.0%

(1)	Mixed-use facilities refer to properties that provide care to different segments of the elderly population based on their needs, such as Assisted Living Facilities with Skilled Nursing capabilities.

At December 31, 2007, our portfolio of fifteen mortgage loans was extended to thirteen borrowers with the largest exposure to any single borrower at 12.7% of the carrying value of the portfolio. The carrying value of five other loans, each to different borrowers with exposures of more than 10% of the carrying value of the total portfolio, amounted to 55.2%.

Note 4   —   Investments in Partially-owned Entities

On December 31, 2007, Care, through its subsidiary ERC Sub, L.P., purchased an 85% equity interest in eight limited liability entities owning nine medical office buildings with a value of $263.0 million for $61.9 million in cash. The Seller was Cambridge Holdings Incorporated (‘‘Cambridge’’) and the interests were acquired through a ‘‘DownREIT’’ partnership subsidiary, i.e., ERC Sub, L.P. The transaction also provided for the issuance by ERC Sub, L.P. of 700,000 operating partnership units with a stated value of $15.00 per share ($10.5 million). These shares were issued by us into escrow and will be released to Cambridge subject to the acquired properties meeting certain performance benchmarks. Based on the timing of the release of the operating partnership units from escrow, the fair value of the operating partnership units on the transaction date was $2.9 million. The Company’s investment in these entities is carried at $65.6 million, reflecting our funding of certain operating expense reserves of $2.2 million, less a holdback of $2.8 million for tenant improvements at the closing date, and $1.4 million in deferred expenses related to the execution of the acquisition. Each operating partnership unit is redeemable into one share of the Company’s common stock, subject to certain conditions. The Company has the option to pay cash or issue shares of company stock upon redemption. The operating partnership units will be issued to Cambridge, contingent on the future performance of the properties.

In accordance with SFAS No. 133, the obligation to issue operating partnership units is accounted for as a derivative instrument. Accordingly, the value of the obligation to issue the operating partnership units is reflected as a liability on the Company's balance sheet and accordingly will be remeasured every period until the operating partnership units are released from escrow.

Care will receive an initial preferred minimum return of 8.0% on capital invested with 2.0% per annum escalations until certain portfolio performance metrics are achieved. The entities now owned with Cambridge currently carry $178.9 million in asset-specific mortgage debt which mature no earlier than the fourth quarter of 2016 and bear a weighted average fixed interest rate of 5.86%.

The Cambridge portfolio contains approximately 767,000 square feet and is located in major metropolitan markets in Texas (8) and Louisiana (1). The properties are situated on leading medical center campuses or adjacent to prominent acute care hospitals or ambulatory surgery centers. Affiliates of Cambridge will act as managing general partners of the entities that own the properties, as well as to manage and lease these facilities.

Summarized financial information for the Company’s unconsolidated joint venture in Cambridge is as follows:

Total Assets	$259.3
Total Liabilities	$186.5
Total Equity	$72.8

On December 31, 2007, the Company also formed a joint venture, SMC-CIT Holding Company, LLC, with an affiliate of Senior Management Concepts, LLC to acquire four independent and assisted living facilities located in Utah. Total capitalization of the joint venture is $61.0 million. Care invested $6.8 million in exchange for 100% of the preferred equity interests and 10% of the common equity interests of the joint venture. The Company will receive a preferred return of 15% on its invested capital and an additional common equity return equal to 10% of the projected free cash flow after payment of debt service and the preferred return. Care’s preferred equity interest is not subject to redemption for a period of two years and the Company retains an option to put its preferred equity interest to its joint venture partner at par any time after the eighth anniversary of the closing. Affiliates of Senior Management Concepts, LLC will lease the facilities from the joint venture for 15 years. Care accounts for its investment in SMC-CIT Holding Company, LLC under the equity method.

The four facilities contain approximately 233 independent living units and 159 assisted living units. The properties were constructed in the last 25 years, and two were built in the last 10 years. The properties are stabilized and have experienced aggregate occupancy levels in excess of 93% over the last two years.

Because we acquired both investments at December 31, 2007, there was no income or loss recorded related to these entities for the period from June 22, 2007 to December 31, 2007.

Note 5 — Other Assets

Other assets at December 31, 2007, consisted of $0.8 million in deferred loan fees due from borrowers, $0.8 million in unamortized deferred financing costs associated with the establishment of our warehouse line of credit, $0.3 million in prepaid expenses and $0.1 million of miscellaneous other assets.

Note 6 — Debt Obligations

The acquisition of the initial portfolio of loans from the Manager was financed from proceeds of the initial public offering of the Company’s common stock and the issuance of common stock of the Company to the Manager. On October 1, 2007, Care entered into a master repurchase agreement with Column Financial, Inc., an affiliate of Credit Suisse, one of the underwriters of Care’s initial public offering in June 2007. This type of lending arrangement is often referred to as a warehouse facility.

The Agreement provides an initial line of credit of up to $300 million, which may be increased temporarily to an aggregate amount of $400 million under the terms of the Agreement. Care may receive up to 50% of the value of each loan sold based on Column’s underwriting of such loan and will agree to repurchase each loan at a future date. From the time of sale until the time of repurchase, Care will pay Column a monthly price differential payment which will be set at 0.75% over LIBOR for the first eight months of the Agreement and 1% over LIBOR thereafter.

Column has the right to issue margin calls in certain situations which Care generally must satisfy in cash within one business day. The Agreement also contains certain financial covenants that require Care to maintain a minimum level of liquidity ($10.0 million under the current level of the line usage), a minimum adjusted tangible net worth (as defined in the Agreement), a maximum ratio of indebtedness to adjusted tangible net worth of 4:1, and generate a net quarterly profit each quarter. The Agreement provides for specified events of default including, among others, if Care fails to make any payment due under the Agreement, comply with certain covenants set forth in the Agreement or repurchase all of the loans purchased by Column within 120 days following a change in control in Care, as defined in the Agreement. We are in compliance with all covenants at December 31, 2007.

The term of the Agreement is for three years and may be terminated by Column at any time on not less than one year’s notice. During December 2007, the Company pledged assets to its warehouse line with Column and on December 17, 2007, borrowed $25 million under the line to partially fund our investments in Cambridge and SMA at December 31, 2007. As of December 31, 2007, Care had $25 million outstanding under the warehouse line. Interest expense for the period from June 22, 2007 (commencement of operations) to December 31, 2007 was $0.1 million. The effective interest rate on our borrowings under the warehouse line was 5.99% (one month LIBOR of 5.24% + 0.75%). The $25 million outstanding was secured by five first mortgages with principal balances totaling $92.3 million at December 31, 2007. Costs incurred to establish the warehouse line approximated $0.9 million, are reflected in other assets and will be amortized over the three-year term of the facility. At December 31, 2007, the unamortized balance of deferred financing costs approximated $0.8 million.

Dislocations in the global credit markets that arose in the second half of 2007 have persisted well into 2008 and have resulted in significant contraction of liquidity in the marketplace at commercially acceptable terms. In January 2008, Care pledged additional assets to the warehouse providing increased availability under the line. On February 19, 2008, the Company utilized $10.2 million from the warehouse line to fund a new mortgage investment. Pledging existing eligible assets into the warehouse line may provide additional funding availability up to approximately $34 million, subject to the sole discretion and current underwriting standards of our lender. With widespread dislocation in the debt markets persisting well into 2008, we cannot be assured with any certainty that additional funds from the warehouse line will be advanced.

In addition, plans to issue CDOs for more stable longer-term financing are uncertain given continuing turmoil in the CDO market. We cannot foresee when the CDO market may stabilize and do not believe that we will he able to successfully enter into a CDO on terms acceptable to us in the short term. Absent the ability to execute a CDO, our warehouse provider could liquidate the warehoused collateral and we would then have to pay the amount by which the original purchase price of the collateral exceeded its sale price, subject to negotiated caps, if any, on our exposure.

Note 7 — Other Liabilities

Other liabilities as of December 31, 2007, consist of deposits from borrowers amounting to $2.6 million.

Note 8 — Related Party Transactions

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

Care is also responsible for reimbursing the Manager for its pro rata portion of certain expenses detailed in the Management Agreement, such as rent, utilities, office furniture, equipment, and overhead, among others, required for Care’s operations. Transactions with our Manager during the period from June 22 (commencement of operations) to December 31, 2007 included:

•	The acquisition of our initial assets from our Manager upon the completion of Care’s initial public offering. The fair value of the acquisitions was approximately $283.1 million inclusive of approximately $4.6 million of loan premium. In exchange for these assets, we issued 5,256,250 shares of common stock to our Manager at a fair value of approximately $78.8 million and paid our Manager approximately $204.3 million in cash from the proceeds of our initial public offering.

•	Our issuance of 607,690 shares of common stock to our Manager concurrently with our initial public offering at fair value of $9.1 million at date of grant. These shares vested immediately and therefore their fair value was expensed at issuance;

•	Our issuance of 133,333 shares of restricted common stock to our Manager’s employees, some who are also Care officers or directors, and 15,000 shares to our independent directors, with a total fair value of $2.2 million at the date of grant. The shares granted to our Manager’s employees vest on June 22, 2010, three years from the date of grant. The shares granted to our independent directors vest ratably over the next three years on each anniversary of the date of grant. Pursuant to SFAS 123R, we recognized approximately $0.3 million in expense for the period from June 22, 2007 (commencement of operations) to December 31, 2007, related to these grants. The remainder of this compensation will be recognized over the remaining vesting period and the amount of the compensation adjusted to fair value at each measurement date pursuant to SFAS 123R;

•	Our $3.1 million liability to our Manager for professional fees paid and other third party costs incurred by our Manager on behalf of Care related to the initial public offering of our common stock ($1.5 million) and business operations ($1.6 million); and

•	Our expense recognition of $2.6 million for the Base Management Fee as required pursuant to our agreement with our Manager for the period from June 22, 2007 (commencement of operations) to December 31, 2007. The Manager did not earn an incentive fee during the period.

Note 9 — Fair Value of Financial Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the financial statements, for which it is practical to estimate that value. In cases where quoted market prices are not available, fair value is based upon the application of discount rates to estimated future cash flows based on market yields or other appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, accrued interest receivable, accounts payable and accrued expenses, and other liabilities reasonably approximate their fair values due to the short maturities of these items.

Investing in healthcare-related commercial mortgage debt is transacted through an over- the-counter market with minimal pricing transparency. Loans are infrequently traded and market quotes are not widely available and disseminated. Our investments in variable rate loans bear interest at stated spreads to a floating base rate (one month LIBOR) and reprice monthly. Management’s estimate of the fair value of our loan investments is approximately $0.8 million less than the principal balance of the portfolio at December 31, 2007.

Borrowings under our warehouse line of credit bear interest at one month LIBOR plus a spread of 75 basis points for the first eight months, which increases to 100 basis points thereafter. Due to the monthly resetting of interest and a drawdown date (December 17, 2007) close to December 31, 2007, Management believes the carrying amount of our borrowings under the warehouse line of credit reasonably approximates market value.

Note 10 — Stockholders’ Equity

Our authorized capital stock consists of 100,000,000 shares of preferred stock, $0.001 par value and 250,000,000 shares of common stock, $0.001 par value. As of December 31, 2007, no shares of preferred stock were issued and outstanding and 21,017,588 shares of common stock were issued and outstanding.

Equity Plan

We have adopted the Care Investment Trust Inc. Equity Plan, which provides for the issuance of equity-based awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock awards and other awards based on our common stock that may be made by us to our directors and officers and to our advisors and consultants who are providing services to the Company (which may include employees of our Manager and its affiliates) as of the date of the grant of the award. Shares of common stock issued to our independent directors in respect to their annual retainer fees are issued under this plan.

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

On June 22, 2007, 133,333 shares of common stock with a fair value of approximately $2.0 million were awarded to our Manager’s employees, some of whom are officers or directors of Care. The shares granted vest on June 22, 2010, three years from the date of grant. Pursuant to SFAS 123R, we recognized approximately $0.2 million in expense for the period from June 22, 2007 (commencement of operations) to December 31, 2007 related to these grants. The remainder of the compensation will be recognized over the remaining vesting period and the amount of the compensation adjusted to fair value at each measurement date pursuant to SFAS 123R.

On June 22, 2007, 15,000 shares of common stock with a fair value of approximately $0.2 million were awarded to members of Care’s independent directors. The shares vest ratably on the first, second and third anniversaries of the grant. Care recognized approximately $28,000 in compensation expense related to these grants for the period from June 22, 2007 (commencement of operations) to December 31, 2007. The remainder of the compensation will be recognized over the remaining vesting period and the amount of the compensation adjusted to fair value at each measurement date pursuant to SFAS 123R.

On October 1, 2007, 5,215 shares of common stock with a fair value of approximately $62,500 were granted to our directors as part of their annual retainer. Each independent director receives an annual base retainer of $100,000, payable quarterly in arrears, of which 50% is paid in cash and 50% in common stock of Care. Shares granted as part of the annual retainer vest immediately and are expensed by Care.

As of December 31, 2007, 153,548 shares of our common stock had been granted pursuant to the Equity Plan and 546,452 shares remain available for future issuances. The Equity Plan will automatically expire on the 10th anniversary of the date it was adopted. Care’s Board of Directors may terminate, amend, modify or suspend the Equity Plan at any time, subject to stockholder approval in the case of amendments or modifications.

Schedule of Non Vested Shares — Equity Plan

	Grants to Directors	Grants to Manager’s Employees	Total Grants
Granted during the period	15,000	133,333	148,333
Vested	—	—	—
Forfeited	—	—	—
Balance at December 31, 2007	15,000	133,333	148,333

Vesting Schedule

June 22, 2008	5,000	—	5,000
June 22, 2009	5,000	—	5,000
June 22, 2010	5,000	133,333	138,333
	15,000	133,333	148,333

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

An aggregate of 1,325,635 shares of our common stock are reserved for issuance under the Manager Equity Plan, subject to adjustment. Each stock option and stock appreciation right granted under the Manager Equity Plan will have a term of no longer than 10 years, and will have an exercise or base price that is no less than 100% of the fair market value of our common stock on the date of the grant of the award. The other terms of stock options and stock appreciation rights granted under the Manager Equity Plan will be determined by the plan administrator. Unless otherwise determined by the plan administrator, the Manager will be entitled to receive dividends or, in the case of restricted stock units, dividend equivalents, in respect of restricted stock and restricted stock unit awards, which in either case will be payable at such time that dividends are paid on outstanding shares.

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

At December 31, 2007, 717,945 shares are available for future issuances under the Manager Equity Plan. The Manager Equity Plan will automatically expire on the 10th anniversary of the date it was adopted. Care’s Board of Directors may terminate, amend, modify or suspend the Manager Equity Plan at any time, subject to stockholder approval in the case of amendments or modifications.

Note 11 — Income Taxes

For the period from June 22, 2007 (commencement of operations) to December 31, 2007, Care was not subject to federal income tax and accrued approximately $0.1 million for excise taxes which are reflected in marketing, general and administrative expenses.

Note 12 — Net Loss per Share

In thousands, except share and per share data	From June 22, 2007 (Commencement of Operations) to December 31, 2007
Net loss per share – basic and diluted	$(0.07)
Numerator
Net loss	$(1,557)
Denominator
Common Shares	20,866,526

Diluted income per share was the same as basic income per share for the period from June 22, 2007 (commencement of operations) to December 31, 2007 because all outstanding restricted stock awards were anti-dilutive.

Note 13 — Commitments and Contingencies

Several of our investments in loans have commitment amounts in excess of the amount that we have funded to date on such loans. At December 31, 2007, Care was obligated to provide approximately $5.9 million in additional financing at the request of our borrowers, subject to the borrowers’ compliance with their respective loan agreements, and approximately $2.8 million in tenant improvements related to our purchase of the Cambridge properties.

Under our Management Agreement, our Manager, subject to the oversight of the Company’s board of directors, is required to manage the day-to-day activities of Care, for which the Manager receives a base management fee and is eligible for an incentive fee. The Management Agreement has an initial term expiring on June 30, 2010, and will be automatically renewed for one-year terms thereafter unless either we or our Manager elect not to renew the agreement. The base management fee is payable monthly in arrears in an amount equal to 1/12 of 1.75% of the Company’s stockholders’ equity at the end of each month, computed in accordance with GAAP, adjusted for certain items pursuant to the terms of the agreement. Our Manager is also eligible to receive an incentive fee, payable quarterly in arrears, based upon performance thresholds stipulated in the Management Agreement.

In addition, our Manager may be entitled to a termination fee, payable for non-renewal of the Management Agreement without cause, in an amount equal to three times the sum of the average annual base fee and the average annual incentive fee, both as earned by our Manager during the two years immediately preceding the most recently completed calendar quarter prior to the date of termination. No termination fee is payable if we terminate the Management Agreement for cause.

On October 1, 2007, Care entered into a master repurchase agreement (‘‘MRA’’) with Column Financial, Inc., an affiliate of Credit Suisse, for short-term financing through a warehouse facility. The MRA provides an initial line of credit up to $300 million. Under the terms of the MRA, Care may receive up to 50% of the value of each loan sold into the warehouse based on Column’s underwriting of such loan and will agree to repurchase each loan at a future date. The term of the MRA is for three years and may be terminated by Column at any time on not less than one year’s notice. In addition, Column has the right to issue margin calls in certain situations which Care must satisfy in cash within one business day. The MRA also requires the Company to maintain certain financial covenants. From the time of sale until the time of repurchase, Care is required to pay Column a monthly price differential payment set at one month LIBOR + 0.75% for the first eight months of the MRA and one month LIBOR + 1% thereafter. In addition, partial amortization of the principal borrowed is required. As of December 31, 2007, the Company had $25 million in borrowings under the facility.

The table below summarizes our contractual obligations as of December 31, 2007 (Amounts in thousands).

	2008	2009	2010	2011	2012+
Repayment of warehouse borrowings	$—	$—	$25.0	$—	$—
Commitments to fund loans	$5.9	$—	$—	$—	$—
Commitment to fund tenant improvements	$2.3	$0.3	$0.2	$—	$—

Amounts due to Column under our warehouse facility are reflected in the table as being due in 2010 at the expiration of the facility because the timing of the sales and repurchases, as well as the amounts due, are not fixed and readily determinable. The estimated amounts and timing of the commitments to fund loans presented above are based on projections based on data provided by borrowers. The projections are subject to adjustments based on changes in borrowers’ needs. The estimated amounts and timing of the commitments to fund tenant improvements related to the Cambridge property acquisitions are based on projections of the property managers who are affiliates of Cambridge. Any amounts due to our Manager under the Management Agreement are not included in the table above because such amounts are not fixed and determinable.

On September 18, 2007, a class action complaint for violations of federal securities laws was filed in the United States District Court, Southern District of New York alleging that the registration statement relating to the initial public offering of shares of Care’s common stock, filed on June 21, 2007, failed to disclose that certain of the assets in the contributed portfolio were materially impaired and overvalued and that Care was experiencing increasing difficulty in securing its warehouse financing lines. On January 18, 2008, the court entered an order appointing co-lead plaintiffs and co-lead counsel. The plaintiffs seek damages and interest, rescissory damages for members of the class action that have sold their shares, and recovery of reasonable costs and expenses of this litigation. On February 19, 2008, the co-lead plaintiffs filed an amended complaint citing additional evidentiary support for the allegations in the complaint. Care believes the complaint and allegations are without merit, and intends to defend against the complaint and allegations vigorously. However, the outcome of this matter cannot currently be predicted, and no provision for losses, if any, that may be incurred relating to this matter has been recorded in our financial statements. Care is not currently involved in any other material litigation nor, to our knowledge, is any material litigation threatened against us or our investments, other than routine litigation arising in the ordinary course of business.

Note 14 — Quarterly Financial Data (Unaudited)

Quarterly data for the quarters since our initial public offering are presented below:

(dollars in thousands, except per share data)	Quarter Ended December 31, 2007	Quarter Ended September 30, 2007	Period from June 22, 2007 (Commencement of Operations) to June 30, 2007
Total Revenues	$6,216	$6,124	$576
Net income (loss)	$3,626	$3,714	$(8,897)
Net income (loss) per share – basic and diluted	$0.17	$0.18	$(0.43)

Note 15 — Subsequent Events

Early Loan Termination

In March 2008, the Company received notice of a borrower’s intent to prepay its outstanding mortgage loan with a principal balance remaining at December 31, 2007 of $27.4 million. The loan’s carrying value at December 31, 2007 was $28.0 million. Payment is expected in early April, and after consideration of a $0.3 million prepayment fee, the Company will recognize a loss on the prepayment of approximately $0.3 million. Should the transaction close, Care intends to utilize the cash proceeds for maintaining liquidity, and for making high quality healthcare-related real estate equity investment.

Declaration of Dividend

On February 12, 2008, the board of directors declared a dividend in the amount of $0.17 per share of common stock. The dividend was paid on March 11, 2008 to common stockholders of record on February 26, 2008.

Derivatives

On January 24, 2008, Care purchased interest rate caps at a premium of approximately $0.1 million on three eligible loans in the warehouse to increase the funding available. These derivatives will be accounted for in accordance with SFAS No. 133 in 2008.

Additional Borrowing under Our Warehouse Line

On February 12, 2008, the Company borrowed an additional $10.2 million under the warehouse facility to partially finance a new loan investment.

Care Investment Trust Inc. and Subsidiaries
Schedule IV — Mortgage Loans on Real Estate
December 31, 2007
(Dollars in thousands)

Property Type (a)		Location by State	Interest Rate	Final Maturity Date		Periodic Payment Terms (b)	Principal Amount of Loans	Carrying Amount of Loans (e)	Accrued Interest Receivable	Interest Earned in 2007
SNF	1st Mortgage	Maryland	L+3.75%	3/31/11		P&I	$9,139	$9,348	$71	$442
SNF/ALF	1st Mortgage	New Jersey	L+3.45%	12/8/08	(c)	P&I	24,839	25,360	174	1,290
SNF/ALF/IL	Term Loan A	Washington/Oregon	L+2.75%	10/4/11		P&I	26,062	26,871	175	1,101
SNF	1st Mortgage	New Jersey	L+4.00%	1/31/11		P&I	27,355	27,987	103	1,244
SNF (f)	1st Mortgage	Michigan	L+2.25%	3/26/12		P&I	24,070	24,179	160	961
SNF (f)	1st Mortgage	Virginia	L+2.50%	3/1/12		P&I	26,390	26,830	328	1,060
SNF (f)	1st Mortgage	Texas	L+3.00%	6/30/11		P&I	6,623	6,711	47	293
SNF (f)	1st Mortgage	Texas	L+3.00%	5/30/11		P&I	5,439	5,474	39	241
SNF/ICF (f)	1st Mortgage	Illinois	L+3.00%	10/31/11		P&I	29,807	30,155	211	1,320
SNF	1st Mortgage	Texas	L+3.50%	2/9/11		P&I	8,600	8,695	16	400
SNF/ALF	1st Mortgage	Texas	L+3.15%	10/2/11		P&I	9,611	9,911	69	433
SNF/Sr. Appts/ ALF	Term Loan A & B	Texas/Louisiana	L+4.34%	2/1/11		P&I	16,898	17,087	132	969
ALF	1st/2nd Mortgage	Florida	L+3.43%	8/11/11		P&I	3,738	3,723	27	182
SNF	1st Mortgage	Texas	L+3.00%	7/31/09	(d)	P&I	6,075	6,075	43	214
SNF	1st Mortgage	Colorado	L+5.74%	8/4/10		P&I	9,276	9,276	88	432
							$233,922	$237,682	$1,683	$10,582	(g)
Unamortized loan fees								(849)
Investments in loans, net								$236,833

(a)	SNF refers to skilled nursing facilities; ALF refers to assisted living facilities; IL refers to independent living facilities; ICF refers to independent care facilities; and Sr. Appts refers to senior living apartments.
(b)	P&I refers to principal and interest payments.
(c)	Borrower has the ability to extend the maturity date to 12/8/10 upon advance written notice and subject to compliance with certain covenants stipulated in the loan agreement.
(d)	Borrower has the ability to extend the maturity date to 7/31/12 upon advance written notice and subject to compliance with certain covenants stipulated in the loan agreement.
(e)	No loans are delinquent with respect to principal and interest
(f)	Pledged as collateral for borrowings under our warehouse line of credit
(g)	Interest income on loans for the period from June 22, 2007 to December 31, 2007 also included $985 in interest on 2 loans that were prepaid and $149 in amortized loan fees, offset by $507 in amortization of loan premium.

Balance at June 22, 2007 (commencement of operations)	$283,115
Additions:
New loans and advances on existing loans	17,805
Deductions:
Collection of principal	(63,107)
Amortization of premium (a)	(507)
Write-off of premiums on prepaid loans	(324)
Amortization of loan fees	(149)
Balance at December 31, 2007	$236,833

(a)	Loan repayments per the Consolidated Statement of Cash Flows include $1,157 of prepayment fees which are not reflected in the table above.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.    Controls and Procedures

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

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None

Part III

ITEM 10.    Directors, Executive Officers and Corporate Governance of the Registrant

The information called for by ITEM 10 is incorporated by reference to the information under the caption ‘‘Election of Directors’’ in the Registrant’s definitive proxy statement relating to its 2008 Annual Meeting of Stockholders to be held on June 3, 2008.

ITEM 11.    Executive Compensation

The information required by ITEM 11 is incorporated by reference to the information under the caption ‘‘Executive Compensation’’ in the Registrant’s definitive proxy statement relating to its Annual Meeting of Stockholders to be held on June 3, 2008.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by ITEM 12 is incorporated by reference to the information under the caption ‘‘Security Ownership of Certain Beneficial Owners and Management’’ in the Registrant’s definitive proxy statement relating to its Annual Meeting of Stockholders to be held on June 3, 2008.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by ITEM 13 is incorporated by reference to the information under the captions ‘‘Certain Relationships and Related Transactions’’ and ‘‘Director Independence’’ in the Registrant’s definitive proxy statement relating to its Annual Meeting of Stockholders to be held on June 3, 2008.

ITEM 14.    Principal Accountant Fees and Services

The information required by ITEM 14 is incorporated by reference to the information under the caption ‘‘Ratification of Selection of Independent Registered Public Accounting Firm’’ in the Registrant’s definitive proxy statement relating to its Annual Meeting of Stockholders to be held on June 3, 2008.

Part IV

ITEM 15.    Exhibits, Financial Statement Schedules

(a) and (c) Financial Statements and Schedules – See Index to Financial Statements and Schedules included in ITEM 8.

(b) Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant (previously filed as Exhibit 3.1 to the Company’s Form 10-Q (File No. 001-33549), filed on August 14, 2007 and herein incorporated by reference.
3.2	Amended and Restated Bylaws of the Registrant (previously filed as Exhibit 3.2 to the Company’s Form 10-Q (File No. 001-33549), filed on August 14, 2007 and herein incorporated by reference).
4.1	Form of Certificate for Common Stock (previously filed as Exhibit 4.1 to the Company’s Form S-11, as amended (File No. 333-141634), and herein incorporated by reference).
10.1	Contribution and Purchase Agreement, dated as of December 31, 2007 (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33549), filed on January 4, 2008 and herein incorporated by reference).
10.2	Master Repurchase Agreement entered into by Care Investment Trust Inc. and two of its subsidiaries, Care QRS 2007 RE Holdings Corp. and Care Mezz QRS 2007 RE Holdings Corp., with Column Financial, Inc. (previously filed as Exhibit 10.1 to the Company’s Form 10-Q (File No. 001-33549), filed on November 14, 2007 and herein incorporated by reference).
10.3	Registration Rights Agreement (previously filed as Exhibit 10.1 to the Company’s Form 10-Q (File No. 001-33549), filed on August 14, 2007 and herein incorporated by reference).
10.4	Management Agreement (previously filed as Exhibit 10.2 to the Company’s Form 10-Q (File No. 001-33549), filed on August 14, 2007 and herein incorporated by reference).
10.5	Contribution Agreement (previously filed as Exhibit 10.3 to the Company’s Form 10-Q (File No. 001-33549), filed on August 14, 2007 and herein incorporated by reference).
10.6	Care Investment Trust Inc. Equity Plan (previously filed as Exhibit 10.4 to the Company’s Form 10-Q (File No. 001-33549), filed on August 14, 2007 and herein incorporated by reference).
10.7	Manager Equity Plan (previously filed as Exhibit 10.5 to the Company’s Form 10-Q (File No. 001-33549), filed on August 14, 2007 and herein incorporated by reference).
10.8	Form of Restricted Stock Agreement under Care Investment Trust Inc. Equity Plan (previously filed as Exhibit 10.5 to the Company’s Form S-11, as amended (File No. 333-141634), and herein incorporated by reference).
10.9	Form of Restricted Stock Agreement under Care Investment Trust Inc. Equity Plan (previously filed as Exhibit 10.6 to the Company’s Form S-11, as amended (File No. 333-141634), and herein incorporated by reference).

Exhibit No.	Description
10.10	Form of Restricted Stock Agreement under Care Investment Trust Inc. Manager Equity Plan (previously filed as Exhibit 10.8 to the Company’s Form S-11, as amended (File No. 333-141634), and herein incorporated by reference).
10.11	Form of Indemnification Agreement entered into by the Registrant’s directors and officers (previously filed as Exhibit 10.9 to the Company’s Form S-11, as amended (File No. 333-141634), and herein incorporated by reference).
21.1	Subsidiaries of the Company.
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Care Investment Trust Inc.
By: /s/ Robert O’Neill
Robert O’Neill Chief Financial Officer and Treasurer

March 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ F. Scott Kellman	President and Chief Executive Officer (Principal Executive Officer)	March 28, 2008

F. Scott Kellman

/s/ Robert O’Neill	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 28, 2008

Robert O’Neill

/s/ Kirk E. Gorman	Chairman of the Board of Directors	March 28, 2008

Kirk E. Gorman

/s/ Flint D. Besecker	Vice Chairman of the Board of Directors	March 28, 2008

Flint D. Besecker

/s/ Gerald E. Bisbee, Jr.	Director	March 28, 2008

Gerald E. Bisbee, Jr.

/s/ Alexandra Lebenthal	Director	March 28, 2008

Alexandra Lebenthal

/s/ Karen P. Robards	Director	March 28, 2008

Karen P. Robards

/s/ J. Rainer Twiford	Director	March 28, 2008

J. Rainer Twiford

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant (previously filed as Exhibit 3.1 to the Company’s Form 10-Q (File No. 001-33549), filed on August 14, 2007 and herein incorporated by reference.
3.2	Amended and Restated Bylaws of the Registrant (previously filed as Exhibit 3.2 to the Company’s Form 10-Q (File No. 001-33549), filed on August 14, 2007 and herein incorporated by reference).
4.1	Form of Certificate for Common Stock (previously filed as Exhibit 4.1 to the Company’s Form S-11, as amended (File No. 333-141634), and herein incorporated by reference).
10.1	Contribution and Purchase Agreement, dated as of December 31, 2007 (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33549), filed on January 4, 2008 and herein incorporated by reference).
10.2	Master Repurchase Agreement entered into by Care Investment Trust Inc. and two of its subsidiaries, Care QRS 2007 RE Holdings Corp. and Care Mezz QRS 2007 RE Holdings Corp., with Column Financial, Inc. (previously filed as Exhibit 10.1 to the Company’s Form 10-Q (File No. 001-33549), filed on November 14, 2007 and herein incorporated by reference).
10.3	Registration Rights Agreement (previously filed as Exhibit 10.1 to the Company’s Form 10-Q (File No. 001-33549), filed on August 14, 2007 and herein incorporated by reference).
10.4	Management Agreement (previously filed as Exhibit 10.2 to the Company’s Form 10-Q (File No. 001-33549), filed on August 14, 2007 and herein incorporated by reference).
10.5	Contribution Agreement (previously filed as Exhibit 10.3 to the Company’s Form 10-Q (File No. 001-33549), filed on August 14, 2007 and herein incorporated by reference).
10.6	Care Investment Trust Inc. Equity Plan (previously filed as Exhibit 10.4 to the Company’s Form 10-Q (File No. 001-33549), filed on August 14, 2007 and herein incorporated by reference).
10.7	Manager Equity Plan (previously filed as Exhibit 10.5 to the Company’s Form 10-Q (File No. 001-33549), filed on August 14, 2007 and herein incorporated by reference).
10.8	Form of Restricted Stock Agreement under Care Investment Trust Inc. Equity Plan (previously filed as Exhibit 10.5 to the Company’s Form S-11, as amended (File No. 333-141634), and herein incorporated by reference).
10.9	Form of Restricted Stock Agreement under Care Investment Trust Inc. Equity Plan (previously filed as Exhibit 10.6 to the Company’s Form S-11, as amended (File No. 333-141634), and herein incorporated by reference).
10.10	Form of Restricted Stock Agreement under Care Investment Trust Inc. Manager Equity Plan (previously filed as Exhibit 10.8 to the Company’s Form S-11, as amended (File No. 333-141634), and herein incorporated by reference).
10.11	Form of Indemnification Agreement entered into by the Registrant’s directors and officers (previously filed as Exhibit 10.9 to the Company’s Form S-11, as amended (File No. 333-141634), and herein incorporated by reference).
21.1	Subsidiaries of the Company.

Exhibit No.	Description
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.