Form 10-Q
period 2008-03-31
Care Investment Trust Inc.
filed 2008-05-15
CIK 1393726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of ‘‘large accelerated filer’’ and ‘‘accelerated filer’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 under the Securities Exchange Act of 1934. Yes     No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

As of May 7, 2008, there were 21,004,323 shares, par value $0.001, of the registrant’s common stock outstanding.

Part I — Financial Information

ITEM 1.    Financial Statements

Care Investment Trust Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)
(dollars in thousands — except share and per share data)

	March 31, 2008	December 31, 2007
Assets:
Cash and cash equivalents	$14,889	$15,319
Investments in loans	246,186	236,833
Investments in partially-owned entities	71,076	72,353
Investment in net leased property	2,970	—
Accrued interest receivable	1,511	1,899
Other assets	2,740	1,994
Total Assets	$339,372	$328,398
Liabilities and Stockholders’ Equity
Liabilities:
Borrowing under warehouse line of credit	$38,496	$25,000
Accounts payable and accrued expenses	823	1,509
Accrued expenses payable to related party	3,146	3,119
Obligation to issue operating partnership units	3,024	2,850
Other liabilities	3,476	2,585
Total Liabilities	48,965	35,063
Commitments and Contingencies (Note 11)
Stockholders’ Equity:
Common stock: $0.001 par value, 250,000,000 shares authorized, 21,023,403 and 21,017,588 shares issued and outstanding, respectively	21	21
Additional paid-in-capital	298,631	298,444
Accumulated deficit	(8,245)	(5,130)
Total Stockholders’ Equity	290,407	293,335
Total Liabilities and Stockholders’ Equity	$339,372	$328,398

See Notes to Condensed Consolidated Financial Statements.

Care Investment Trust Inc. and Subsidiaries

Condensed Consolidated Statement of Operations (Unaudited)
(dollars in thousands — except share and per share data)

Three Months Ended March 31, 2008
Revenues
Income from investments in loans	$4,687
Other income	147
Total Revenues	4,834
Expenses
Management fees to related party	1,294
Marketing, general and administrative (including stock-based compensation expense of $187)	1,045
Other expense	317
Total Expenses	2,656
Income from operations	2,178
Loss from investments in partially-owned entities	(1,108)
Unrealized loss on derivative instruments	(195)
Interest expense	(416)
Net income	$459
Income per share of common stock
Net income, basic and diluted	$0.02
Basic and diluted weighted average common shares outstanding	20,875,070

See Notes to Condensed Consolidated Financial Statements.

Care Investment Trust Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)
(dollars in thousands, except share data)

	Common Stock			Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Par Value
Balance at January 1, 2008	21,017,588	$21		$298,444	($5,130)	$293,335
Net income					459	459
Stock – based compensation – fair value	—	—		125	—	125
Stock-based compensation to directors for services rendered	5,815		*	62	—	62
Distributions declared and paid on common stock					(3,574)	(3,574)
Balance at March 31, 2008	21,023,403	$21		$298,631	($8,245)	$290,407

*	Less than $500

See Notes to Condensed Consolidated Financial Statements.

Care Investment Trust Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows (Unaudited)
(dollars in thousands)

For the Three Months Ended March 31, 2008
Cash Flow From Operating Activities
Net income	$459
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from investments in partially-owned entities	1,108
Distributions of income of partially-owned entities	191
Amortization of loan premium, deferred loan fees and deferred financing cost	220
Stock-based non-employee compensation	187
Other non-cash expense	317
Unrealized loss on derivative instruments	195
Changes in operating assets and liabilities:
Accrued interest receivable	388
Other assets	(703)
Accounts payable and accrued expenses	(658)
Other liabilities	573
Net cash provided by operating activities	2,277
Cash Flow From Investing Activities
Loan repayments	1,179
Loan investments	(10,696)
Investments in partially-owned entities	(116)
Investment in net leased property	(2,970)
Net cash used for investing activities	(12,603)
Cash Flow From Financing Activities
Borrowings under warehouse line of credit	13,601
Distributions paid	(3,574)
Principal payments under warehouse line of credit	(105)
Deferred financing costs	(26)
Net cash provided by financing activities	9,896
Net decrease in cash and cash equivalents	(430)
Cash and cash equivalents, beginning of period	15,319
Cash and cash equivalents, end of period	$14,889

See Notes to Condensed Consolidated Financial Statements.

Care Investment Trust Inc. and Subsidiaries — Notes to
Condensed Consolidated Financial Statements (Unaudited)

March 31, 2008

Note 1 — Organization

Care Investment Trust Inc. (‘‘we,’’ ‘‘Care’’ or the ‘‘Company’’), was incorporated in Maryland on March 26, 2007, as a real estate and finance company formed principally to invest in healthcare-related commercial mortgage debt and real estate. The Company was formed, and is externally managed by, CIT Healthcare LLC (‘‘CIT Healthcare’’ or the ‘‘Manager’’), a wholly-owned subsidiary of CIT Group Inc. (‘‘CIT’’) to leverage the Manager’s expertise and relationships in the healthcare marketplace. In its capacity as Manager, CIT Healthcare identifies assets for acquisition and performs loan origination, servicing and other activities on behalf of the Company. We commenced operations on June 22, 2007; therefore, there is no prior year data available for comparison.

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

Care elected to be taxed as a real estate investment trust, or ‘‘REIT’’ under the Internal Revenue Code commencing with our taxable year ended December 31, 2007. To maintain our tax status as a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders. At present, Care does not have any taxable REIT subsidiaries (‘‘TRS’’), but in the normal course of business expects to form such subsidiaries as necessary.

Note 2 — Significant Accounting Policies

Basis of Quarterly Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (‘‘GAAP’’) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by GAAP for complete financial statement presentation. Financial statements in this Form 10-Q are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, considered necessary for fair presentation. Results of operations for interim periods are not necessarily representative of results expected for the full year.

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

FIN No. 46R, Consolidation of Variable Interest Entities, requires a company to identify investments in other entities for which control is achieved through means other than voting rights (‘‘variable interest entities’’ or ‘‘VIEs’’) and to determine which business enterprise is the primary beneficiary of the VIE. A variable interest entity is broadly defined as an entity where either the equity investors as a group, if any, do not have a controlling financial interest or the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. The Company consolidates investments in VIEs when it is determined that the Company is the primary beneficiary of the VIE at either the creation of the variable interest entity or upon the occurrence of a reconsideration event. The Company has concluded that neither of its partially-owned entities are VIEs.

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

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Included in cash and cash equivalents at March 31, 2008, are approximately $3.0 million in borrowers’ deposits maintained in an unrestricted account. In addition, under the terms of the Master Repurchase Agreement for our warehouse line of credit with Column Financial, Inc., we are required to maintain minimum liquidity of $10 million under the current level of the line usage (See Note 6).

Real Estate

Real estate is carried at cost, net of accumulated depreciation and amortization. Betterments, major renewals and certain costs directly related to the acquisition, improvement and leasing of real estate are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is provided on a straight-line basis over the assets’ estimated useful lives which range from 7 to 40 years. Tenant allowances are amortized on a straight-line basis over the lives of the related leases, which approximate the useful lives of the assets.

Upon the acquisition of real estate, we assess the fair value of acquired assets (including land, buildings and improvements, and identified intangibles such as above and below market leases and acquired in-place leases and customer relationships) and acquired liabilities in accordance with Statement of Financial Accounting Standards (‘‘SFAS’’) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, and we allocate purchase price based on these assessments. We assess fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.

Our properties, including any related intangible assets, are reviewed for impairment if events or circumstances change indicating that the carrying amount of the assets may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate cash flows over our anticipated holding period on an undiscounted basis. An impairment loss is measured based on the excess of the carrying amount over the discounted cash flows using an appropriate discount rate. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. Holding properties over longer periods decreases the likelihood of recording an impairment loss. If our anticipated holding periods change or estimated cash flows decline based on market conditions or otherwise, an impairment loss may be recognized.

Deferred Financing Costs

Deferred financing costs represent commitment fees, legal and other third party costs associated with obtaining commitments for financing which result in a closing of such financing. These costs are amortized over the terms of the respective agreements on the effective interest method and the amortization is reflected in interest expense. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financing transactions which do not close are expensed in the period in which it is determined that the financing will not close. See Note 6 for more information.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, loan investments and interest receivable. We may place our cash investments with high quality financial institutions. We perform ongoing analysis of credit risk concentrations in our loan investment portfolio by evaluating exposure to various markets, underlying property types, investment structure, term, sponsors, tenant mix and other credit metrics. The collateral securing our loan investments are real estate properties located in the United States.

New Accounting Pronouncements

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, which refines the definition of fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants. In addition, SFAS No. 157 encourages maximization of the use of market-based inputs over entity-specific inputs and requires disclosure in the form of an outlined hierarchy the details of fair value measurements. See Note 8 for more information.

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

On March 20, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS 161 provides for enhanced disclosures about how and why an entity uses derivatives and how and where those derivatives and related hedged items are reported in the entity’s financial statements.  SFAS 161 also requires certain tabular formats for disclosing such information.   SFAS 161 is effective for the Company on January 1, 2009 with early application encouraged.  SFAS 161 applies to all entities and all derivative instruments and related hedged items accounted for under SFAS 133.  Among other things, SFAS 161 requires disclosures of an entity’s objectives and strategies for using derivatives by primary underlying risk and certain disclosures about the potential future collateral or cash requirements (that is, the effect on the entity’s liquidity) as a result of contingent credit-related features.  The Company is currently evaluating the impact that the adoption of SFAS 161 will have on the disclosures included in its consolidated financial statements.

Note 3 — Investments in Loans

As of March 31, 2008, our net investments in loans amounted to $246.2 million and consisted of $243.7 million in principal and $3.5 million in premium on the initial portfolio, offset by approximately $1.0 million in unamortized loan fees. For the three months ended March 31, 2008, we recorded $10.3 million of new originations generated by our Manager and $0.6 million to existing portfolio clients. In addition, the Company received approximately $1.2 million in loan amortizations and other loan-related payments. We recognized $0.2 million related to amortization of the premium we paid for the purchase of our initial assets from our Manager as a reduction of interest income.

Our investments include senior whole loans and participations secured primarily by real estate property in the form of pledges of ownership interests, direct liens or other security interests. The investments are in various geographic markets in the United States. These investments are all variable rate at March 31, 2008, had a weighted average spread of 3.43% over one month LIBOR, and an average maturity of approximately three years. The effective yield on the portfolio for the period for the three months ended March 31, 2008, was 7.85%. As of March 31, 2008, we held the following loan investments (in thousands):

Property Type (a)	Location		Carrying Amount	Unamortized Prem/(Disc)	Seller’s Basis (b)	Interest Rate	Maturity Date
	City	State
SNF	Middle River	Maryland	$9,300	$197	$9,103	L+3.75%	3/31/11
SNF/ALF	Various	New Jersey	25,225	468	24,757	L+3.48%	12/8/08(c)
SNF/ALF/IL	Various	Washington, Oregon	26,706	764	25,942	L+2.75%	10/4/11
SNF (d)	Various	New Jersey	27,856	597	27,259	L+4.00%	1/31/11
SNF (f)	Various	Michigan	24,086	103	23,983	L+2.25%	3/26/12
SNF (f)	Various	Virginia	27,398	416	26,982	L+2.50%	3/1/12
SNF (f)	Various	Texas	6,679	83	6,596	L+3.00%	6/30/11
SNF (f)	Austin	Texas	5,451	33	5,418	L+3.00%	5/30/11
SNF/ICF (f)	Various	Illinois	29,822	329	29,493	L+3.00%	10/31/11
SNF (f)	San Antonio	Texas	8,628	90	8,538	L+3.50%	2/9/11
SNF/ALF (f)	Nacogdoches	Texas	9,862	283	9,579	L+3.15%	10/2/11
SNF/Sr. Appts/ALF	Various	Texas, Louisiana	16,821	178	16,643	L+4.34%	2/1/11
ALF	Daytona Beach	Florida	3,714	(14)	3,728	L+3.43%	8/11/11
Contributed portfolio			221,548	$3,527	$218,021
SNF/IL (f)	Georgetown	Texas	6,056			L+3.00%	7/31/09(e)
SNF	Aurora	Colorado	9,258			L+5.74%	8/4/10
SNF	Various	Michigan	10,332			L+7.00%	2/19/10
Investments in loans gross			$247,194
Unamortized loan fees			(1,008)
Investments in loans, net			$246,186

(a)	SNF refers to skilled nursing facilities; ALF refers to assisted living facilities; IL refers to independent living facilities; ICF refers to independent care facilities; and Sr. Appts refers to senior living apartments.
(b)	The amounts represent the amortized value of the loans acquired on June 22, 2007.
(c)	Borrower has the ability to extend the maturity date to 12/8/10 upon advanced written notice and subject to compliance with certain covenants stipulated in the loan agreement.
(d)	Loan prepaid subsequent to March 31, 2008. See Note 13.
(e)	Borrower has the ability to extend the maturity date to 7/31/12 upon advanced written notice and subject to compliance with certain covenants stipulated in the loan agreement.
(f)	Pledged as collateral for borrowings under our warehouse line of credit.

All loans were paying in accordance with their terms as of March 31, 2008. Eight loans secured by first mortgages with a total principal balance of $116.6 million were pledged as collateral at March 31, 2008, for borrowings under our warehouse line of credit (see Note 6).

Our mortgage portfolio (gross) at March 31, 2008, is diversified by property type and U.S. geographic region as follows:

Property Type	Carrying Amount	% of Portfolio	By U.S. Geographic Region	Carrying Amount	% of Portfolio
Skilled Nursing	$128,988	52.2%	Midwest	$64,240	26.0%
Mixed-use(1)	114,492	46.3%	South	53,498	21.6%
Assisted Living	3,714	1.5%	Northeast	53,081	21.5%
Total	$247,194		Mid-Atlantic	36,698	14.9%
			Northwest	26,705	10.8%
			West	9,258	3.7%
			Southeast	3,714	1.5%
				$247,194

(1)	Mixed-use facilities refer to properties that provide care to different segments of the elderly population based on their needs, such as Assisted Living with Skilled Nursing capabilities.

At March 31, 2008, our portfolio of sixteen mortgages was extended to thirteen borrowers with the largest exposure to any single borrower at 13.9% of the carrying value of the portfolio. The carrying value of five other loans, each to different borrowers with exposures of more than 10% of the carrying value of the total portfolio, amounted to 55.4%.

Note 4 — Investments in Partially-owned Entities

For the three months ended March 31, 2008, our equity in the loss of Cambridge amounted to $1.4 million and we incurred an additional $0.1 in deferred expenses. As distributions under our partnership agreement are made quarterly in arrears, we received no payments during the first quarter in operation. The Company’s investment in the Cambridge entities was $64.3 million. Summarized financial information for our unconsolidated joint venture with Cambridge at March 31, 2008 follows:

(in millions)
Total Assets	$245.3
Total Liabilities	$191.5
Total Equity	$53.8
Total Revenue	$6.0
Net Loss	($1.6)

For the three months ended March 31, 2008, we recognized $0.3 million in equity income from our interest in SMC and received $0.2 million is distributions.

Note 5 — Investment in Net Leased Property

On March 31, 2008, Care acquired Sioux City II, a 35 unit Alzheimer’s facility in Sioux City, Iowa, from Bickford Senior Living Group, LLC, a wholly owned subsidiary of EBY Realty Group, LLC, for $3.5 million, and entered into a sale leaseback arrangement with the seller who remains as the operator of the property. The property is triple-net leased to the operator for fifteen years at an initial lease rate equal to 9% of the purchase price with 3% annual escalations. As the transaction closed on March 31, 2008, there is no income or loss recorded related to this investment for the period ended March 31, 2008.

At acquisition, the Company completed a preliminary assessment of the allocation of fair value of the acquired assets (including land, building, equipment and in-place leases) in accordance with SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Based on this assessment, approximately $0.2 million was allocated to equipment and $0.4 million of the purchase price was allocated to intangible assets. These amounts are included in other assets on the Company’s balance sheet as of March 31, 2008. The allocations are subject to further adjustment upon finalization of our assessment.

Note 6 — Debt Obligations

On October 1, 2007, Care entered into a master repurchase agreement with Column Financial, Inc., an affiliate of Credit Suisse, one of the underwriters of Care’s initial public offering in June 2007. This type of lending arrangement is often referred to as a warehouse facility. The Agreement provides an initial line of credit of up to $300 million, which may be increased temporarily to an aggregate amount of $400 million under the terms of the Agreement. Care may receive up to 50% of the value of each loan sold based on Column’s underwriting of such loan and will agree to repurchase each loan at a future date. From the time of sale until the time of repurchase, Care pays Column a monthly price differential payment set at 0.75% over LIBOR. Under the terms of the Agreement, this price differential payment will increase to 1% over LIBOR on June 1, 2008.

The term of the Agreement is for three years and may be terminated by Column at any time on not less than one year’s notice. As of March 31, 2008, Care had $38.5 million outstanding under the warehouse line. Interest expense for the three months ended March 31, 2008, was $0.4 million. The effective interest rate on our borrowings under the warehouse line was 4.39% (average one month LIBOR of 3.64% + 0.75%). The $38.5 million outstanding was secured by eight first mortgages with principal balances totaling $116.6 million at March 31, 2008. Care paid approximately $0.1 million in principal amortization during the three months ended March 31, 2008. Costs incurred to establish the warehouse line approximated $0.9 million, are reflected in other assets and will be amortized over the three-year term of the facility. At March 31, 2008, the unamortized balance of deferred financing costs approximated $0.7 million.

Dislocations in the global credit markets that arose in the second half of 2007 have persisted well into 2008 and have resulted in significant contraction of liquidity in the marketplace at commercially acceptable terms. In January 2008, Care pledged additional assets to the warehouse facility providing increased availability under the line. On February 19, 2008, the Company utilized $10.2 million from the warehouse line to fund a new mortgage investment and on March 19, 2008, we drew an additional $3.4 million. Pledging existing eligible assets into the warehouse line may provide additional funding availability up to approximately $24 million, subject to the sole discretion and current underwriting standards of our lender. With widespread dislocation in the debt markets persisting well into 2008, we cannot be assured with any certainty that additional funds from the warehouse line will be advanced.

In addition, plans to issue CDOs for more stable longer-term financing are uncertain given continuing turmoil in the CDO market. We cannot foresee when the CDO market may stabilize and do not believe that we will be able to successfully enter into a CDO on terms acceptable to us in the short term. Absent the ability to execute a CDO, our warehouse provider could liquidate the warehoused collateral and we would then have to pay the amount by which the original purchase price of the collateral exceeded its sale price, subject to negotiated caps, if any, on our exposure.

Note 7 — Related Party Transactions

Management Agreement

In connection with our initial public offering in 2007, we entered into a Management Agreement with our Manager, which describes the services to be provided by our Manager and its compensation for those services. Under the Management Agreement, our Manager, subject to the oversight of the Board of Directors of Care, is required to manage the day-to-day activities of the Company, for which the Manager receives a base management fee and is eligible for an incentive fee. The Manager is also entitled to charge the Company for certain expenses incurred on behalf of Care.

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

Care is also responsible for reimbursing the Manager for its pro rata portion of certain expenses detailed in the Management Agreement, such as rent, utilities, office furniture, equipment, and overhead, among others, required for Care’s operations. Transactions with our Manager during the three months ended March 31, 2008 included:

•	Our $3.1 million liability to our Manager for professional fees paid and other third party costs incurred by our Manager on behalf of Care related to the initial public offering of our common stock ($1.5 million) and business operations ($1.6 million); and

•	Our expense recognition of $1.3 million for the Base Management Fee. The Manager did not earn an incentive fee during the period.

In addition, pursuant to SFAS 123R, we recognized approximately $0.1 million in expense during the quarter, related to the continued vesting of the 148,333 shares of restricted stock granted to our independent board members and Manager’s employees, some of whom are also Care officers and directors, upon our initial public offering in June 2007 (see Note 9).

Note 8 — Fair Value of Financial Instruments

The Company adopted SFAS No. 157, Fair Value Measurements, effective January 1, 2008, and accordingly all assets and liabilities measured at fair value will utilize valuation methodologies in accordance with the statement. The Company has established processes for determining fair values and fair value is based on quoted market prices, where available. If listed prices or quotes are not available, then fair value is based upon internally developed models that primarily use inputs that are market-based or independently-sourced market parameters.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of valuation hierarchy established by SFAS 157 are defined as follows:

Level 1   —   inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2   —   inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following describes the valuation methodologies used for the Company’s financial instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Interest rate caps   —   The fair value of interest rate caps is based on an independent dealer quote.

Obligation to issue operating partnership units   —   The fair value of our obligation to issue operating partnership units is based on an internally developed valuation model, as quoted market prices are not available nor are quoted prices for similar liabilities. Our model involves the use of management estimates as well as some Level 1 inputs. The variables in the model include time, discount factor, estimated cash flows, and the market price and expected dividend of Care’s common shares.

The following table presents the Company’s financial instruments carried at fair value on the consolidated balance sheet as of March 31, 2008, by SFAS No. 157 hierarchy.

	Fair Value at March 31, 2008
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Interest rate caps	$—	$28	$—	$28
Total assets carried at fair value	$—	$28	$—	$28
Liabilities
Obligation to issue operating partnership units(1)	$—	$—	$3,024	$3,024
Total liabilities carried at fair value	$—	$—	$3,024	$3,024

(1)	At December 31, 2007, the fair value of our obligation to issue partnership units was $2.9 million and we recognized a $0.1 million unrealized loss on revaluation at March 31, 2008.

In addition to SFAS No. 157, SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the financial statements, for which it is practical to estimate that value. In cases where quoted market prices are not available, fair value is based upon the application of discount rates to estimated future cash flows based on market yields or other appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, accrued interest receivable, accounts payable and accrued expenses, and other liabilities reasonably approximate their fair values due to the short maturities of these items.

Investing in healthcare-related commercial mortgage debt is transacted through an over-the-counter market with minimal pricing transparency. Loans are infrequently traded and market quotes are not widely available and disseminated. Our investments in variable rate loans bear interest at stated spreads to a floating base rate (one month LIBOR) and reprice monthly. Management’s estimate of the fair value of our loan investments is approximately $1.6 million less than the principal balance of the portfolio at March 31, 2008.

Borrowings under our warehouse line of credit bear interest at one month LIBOR plus a spread of 75 basis points, which increases to 100 basis points on June 1, 2008. Due to the monthly resetting of interest, Management believes the carrying amount of our borrowings under the warehouse line of credit reasonably approximates fair value.

Note 9 — Stockholders’ Equity

Our authorized capital stock consists of 100,000,000 shares of preferred stock, $0.001 par value and 250,000,000 shares of common stock, $0.001 par value. As of March 31, 2008, no shares of preferred stock were issued and outstanding and 21,023,403 shares of common stock were issued and outstanding.

Equity Plan

At the time of our initial public offering in June 2007, we issued 133,333 shares of common stock with a fair value of approximately $2.0 million to our Manager’s employees, some of whom are officers or directors of Care. We also awarded 15,000 shares of common stock with a fair value of approximately $0.2 million at the time of our initial public offering to Care’s independent board members. The shares granted to our Manager’s employees vest on June 27, 2010, three years from the date of grant. The shares granted to our independent board members vest ratably on the first, second and third anniversaries of the grant. Pursuant to SFAS 123R, we recognized approximately $0.1 million in compensation expense related to these grants in the quarter ended March 31, 2008.

Schedule of Non Vested Shares — Equity Plan

	Grants to Independent Directors	Grants to Manager’s Employees	Total Grants
Balance at January 1, 2008	15,000	133,333	148,333
Vested	—	—	—
Forfeited	—	—	—
Balance at March 31, 2008	15,000	133,333	148,333

Vesting Schedule

June 27, 2008	5,000	—	5,000
June 27, 2009	5,000	—	5,000
June 27, 2010	5,000	133,333	138,333
	15,000	133,333	148,333

On January 2, 2008, 5,815 shares of common stock with a fair value of approximately $0.1 million were granted to our independent directors as part of their annual retainer. Each independent director receives an annual base retainer of $100,000, payable quarterly in arrears, of which 50% is paid in cash and 50% in common stock of Care. Shares granted as part of the annual retainer vest immediately and are expensed by Care.

As of March 31, 2008, 159,363 shares of our common stock had been granted pursuant to the Equity Plan and 540,637 shares remain available for future issuances. The Equity Plan will automatically expire on the 10th anniversary of the date it was adopted. Care’s Board of Directors may terminate, amend, modify or suspend the Equity Plan at any time, subject to stockholder approval in the case of amendments or modifications.

Manager Equity Plan

Upon completion of our initial public offering in June 2007, we granted 607,690 fully vested shares of our common stock to our Manager under the Manager Equity Plan. These shares are subject to our Manager’s right to register the resale of such shares pursuant to a registration rights agreement we entered into with our Manager in connection with our initial public offering. At March 31, 2008, 717,945 shares are available for future issuances under the Manager Equity Plan. The Manager Equity Plan will automatically expire on the 10th anniversary of the date it was adopted. Care’s Board of Directors may terminate, amend, modify or suspend the Manager Equity Plan at any time, subject to stockholder approval in the case of amendments or modifications.

Note 10 — Income per Share (in thousands, except share and per share data)

Three Months Ended March 31, 2008
Income per share – basic and diluted	$0.02
Numerator
Net income	$459
Denominator
Common Shares	20,875,070

Diluted income per share was the same as basic income per share for the three months ended March 31, 2008, because all outstanding restricted stock awards were anti-dilutive.

Note 11 — Commitments and Contingencies

Several of our investments in loans have commitment amounts in excess of the amount that we have funded to date on such loans. At March 31, 2008, Care was obligated to provide approximately $5.3 million in additional financing at the request of our borrowers, subject to the borrowers’ compliance with their respective loan agreements, and approximately $2.8 million in tenant improvements related to our purchase of the Cambridge properties.

On September 18, 2007, a class action complaint for violations of federal securities laws was filed in the United States District Court, Southern District of New York alleging that the registration statement relating to the initial public offering of shares of Care Investment Trust Inc.’s common stock, filed on June 21, 2007, failed to disclose that certain of the assets in the contributed portfolio were materially impaired and overvalued and that Care was experiencing increasing difficulty in securing its warehouse financing lines. On January 18, 2008, the court entered an order appointing co-lead plaintiffs and co-lead counsel. On February 19, 2008, the co-lead plaintiffs filed an amended complaint citing additional evidentiary support for the allegations in the complaint. Care believes the complaint and allegations are without merit and intends to defend against the complaint and allegations vigorously. The Company filed a motion to dismiss the complaint on April 22, 2008. However, the outcome of this matter cannot currently be predicted. To date, Care has incurred approximately $0.3 million to defend against this complaint. No provision for loss, if any, related to this matter has been accrued at March 31, 2008.

Care is not presently involved in any other material litigation nor, to our knowledge, is any material litigation threatened against us or our investments, other than routine litigation arising in the ordinary course of business. Management believes the costs, if any, incurred by us related to litigation will not materially affect our financial position, operating results or liquidity.

Note 12 — Financial Instruments: Derivatives and Hedging

The fair value of our obligation to issue operating partnership units was $2.9 million and $3.0 million at December 31, 2007 and March 31, 2008, respectively, resulting in an unrealized loss of $0.1 million for the three months ended March 31, 2008.

On February 1, 2008, we entered into three interest rate caps on three loans pledged as collateral under our warehouse line of credit in order to increase the advance rates available on the pledged loans. The total premium paid for the caps approximated $50,000. Two of the caps have a term of 33 months and the other has a term of nine months. The interest rate caps were fair valued as of the reporting date resulting in an unrealized loss of $21,000.

Note 13 — Subsequent Events

Early Loan Termination

On April 15, 2008 a borrower, upon prior notification to Care, prepaid its current loan obligation of $27.2 million in accordance with the terms of the underlying loan agreement. Proceeds from the repayment also included a pre-payment fee of approximately $0.3 million, which after accounting for the unamortized premium resulting from the initial contribution, resulted in a loss of $0.3 million in relation to our carrying value of the loan. In accordance with SFAS No. 5, Accounting for Contingencies, we have accrued this loss in the three month period ended March 31, 2008.

Declaration of Distribution

On May 12, 2008, the Board of Directors declared a dividend in the amount of $0.17 per share of common stock. The dividend is payable on June 6, 2008 to common stockholders of record on May 23, 2008.

Portfolio Transaction

On May 14, 2008, Care entered into a purchase and sale agreement with the Bickford Senior Living Group to acquire and lease back twelve healthcare facilities (independent living, assisted living, Alzheimer and mixed-use) with 569 units located throughout the midwest. The transaction size is in excess of $100 million and we expect to close on or around the end of June 2008.

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

Overview

Care Investment Trust Inc. (all references to ‘‘Care’’, ‘‘the Company’’, ‘‘we’’, ‘‘us’’, and ‘‘our’’ means Care Investment Trust Inc. and its subsidiaries) is a real estate investment trust (‘‘REIT’’) formed principally to invest in healthcare-related commercial mortgage debt and real estate. Care was incorporated in Maryland in March 2007, and we completed our initial public offering on June 27, 2007. We originally positioned the Company as a healthcare REIT to emphasize mortgage investments, while also opportunistically targeting acquisitions of healthcare real estate. Care’s initial investment portfolio at the time of our initial public offering was totally comprised of mortgage loans. In response to dislocations in the overall credit market, in particular the securitized financing markets, we redirected our focus in the latter part of 2007 to place greater emphasis on high quality healthcare real estate equity investments. Our shift in investment emphasis was prompted by the dislocations in the CDO (collateralized debt obligations) and CMBS (commercial mortgage backed securities) markets, which have resulted in significant contraction of liquidity available in the marketplace and hampered our original intent to efficiently leverage our mortgage investments through securitized borrowings using our mortgage investments as collateral.

At March 31, 2008, our total investment portfolio of $320.2 million is comprised of $71.1 million in investments in partially-owned entities (22%), $3.0 million invested in a net leased property (1%) and $246.2 million in investments in loans (77%), net of unamortized loan fees. Our current equity investments are in medical office buildings, assisted and independent living facilities, and an Alzheimer facility. Our loan portfolio is primarily composed of first mortgages on skilled nursing facilities, assisted and independent living facilities, and mixed-use facilities. Our ongoing intent is to invest opportunistically in the broad spectrum of healthcare-related real estate, including medical office buildings, senior housing (assisted and independent living facilities, and continuing care communities), hospitals, outpatient centers, surgery centers, laboratories, skilled nursing facilities and other healthcare facilities. Although our strategic focus is on equity, the Company has the intent to provide financing, including first mortgages, B Notes, mezzanine loans and construction loans, to meet our clients’ needs across their capital structure, when such investments provide opportunistic returns. This hybrid strategy of focusing on equity investments and making mortgage investments where appropriate provides Care the flexibility to respond to shifts in the healthcare and capital markets to capture value where market opportunities arise.

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

Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2007 in ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’. There have been no significant changes to those policies during the three months ended March 31, 2008.

Results of Operations

Care commenced operations on June 22, 2007; therefore, there is no prior year data available for comparison to the results for the three months ended March 31, 2008.

Revenue

We earned investment income on our portfolio of mortgage investments of approximately $4.7 million for the three month period ended March 31, 2008. Our portfolio of mortgage investments are all variable rate instruments, and at March 31, 2008, had a weighted average spread of 3.43% over one month LIBOR, and an average maturity of approximately 3 years. The effective yield on the portfolio for the three months ended March 31, 2008 was 7.85%.

Other income for the three month period ended March 31, 2008, reflects $0.1 million in interest earned on invested cash balances, as well as miscellaneous fees.

Expenses

For the three months ended March 31, 2008, we recorded total related party expenses of approximately $1.3 million consisting of the base management fee payable to our Manager under our management agreement.

Marketing, general and administrative expenses were approximately $1.0 million for the three months ended March 31, 2008 and consist of professional fees, insurance and general overhead costs for the Company. Included in our expenses is stock based non-employee compensation related to our issuance of 133,333 shares of restricted common stock to our Manager’s employees, some of whom are also Care officers or directors, and 15,000 shares to our independent directors with a total fair value of approximately $2.2 million at the time of initial public offering in June 2007. The shares granted to our Manager’s employees vest on June 27, 2010, three years from the date of grant. The shares granted to our independent directors vest ratably over the three years from the anniversary of the date of grant. Pursuant to SFAS 123R, we recognized $0.1 million in expense for the three month period ended March 31, 2008 related to these stock grants. The balance of this compensation will be recognized over the remaining vesting period and the amount of the compensation adjusted to fair value at each measurement date pursuant to SFAS 123R. In addition, we paid $0.1 million in stock-based compensation related to shares of our common stock earned by our independent directors as part of their compensation. Each independent director is paid a base retainer of $100,000, which is payable 50% in cash and 50% in stock. Payments are made quarterly in arrears. Shares of our common stock issued to our independent directors as part of their annual compensation vest immediately and are expensed by us accordingly.

The management fees, expense reimbursements, and the relationship between our Manager and us are discussed further in ‘‘Related Party Transactions.’’

We also recorded a $0.3 million loss on the prepayment of an outstanding loan as the $0.3 million prepayment fee received was not sufficient to cover the unamortized purchase premium on the loan.

Loss from investments in partially-owned entities

For the three months ended March 31, 2008, net loss from partially-owned entities amounted to $1.1 million. Our equity in the non-cash operating loss of the Cambridge properties was $1.4 million which was partially offset by our share of equity income in SMC of $0.3 million.

Unrealized losses on derivatives

In addition, we incurred a $0.1 million unrealized loss on the fair value of our obligation to issue partnership units related to the Cambridge transaction, and a $21,000 loss on the fair value of our interest rate caps. See Notes 4 and 12 for more information.

Interest Expense

We increased our borrowings under our warehouse line of credit to $38.5 million and incurred interest expense of approximately $0.4 million. In order to increase our net income and the cash flows available to pay dividends to our stockholders, we intend to pursue a strategy of acquiring additional investments by leveraging our portfolio of investments through our warehouse line, dedicated asset financing and other borrowings.

Cash Flows

Cash and cash equivalents were $14.9 million at March 31, 2008, down from $15.3 million at December 31, 2007. The $0.4 million decrease was largely attributable to investment activity during the three months ended March 31, 2008 of $12.6 million. Cash flow from operations for the first quarter of 2008 provided $2.3 million and net financing activities contributed an additional $9.9 million.

Net cash provided by operating activities for the quarter ended March 31, 2008 amounted to $2.3 million. Net income before adjustments provided $0.5 million. Equity in the operating results of, and distributions from, investments in partially-owned entities added $1.3 million, and a non-cash loss on a prepaid loan provided $0.3 million. Non-cash charges for amortization of loan premium and deferred financing cost, offset by amortization of deferred loan fees, contributed $0.2 million, and stock-based compensation provided an additional $0.2 million, as did unrealized losses on derivatives. The net change in operating assets and liabilities used $0.4 million in cash flow and consisted of a $0.7 million increase in other assets and a $0.7 million reduction in accounts payable and accrued expenses, offset by $0.4 million in accrued interest collected and a $0.6 million increase in other liabilities. The increase in other assets substantially resulted from $0.6 million in intangibles and equipment related to our investment in a net leased property during the period. The $0.7 million decrease in accounts payable and accrued expenses reflects payment of previously accrued expenses. The increase in other liabilities is largely attributable to a $0.4 million increase in borrowers’ deposits.

Net cash used in investing activities for the three month period ended March 31, 2008 totaled $12.6 million and was primarily used to extend new loans and additional advances to existing borrowers for $10.7 million, net of $0.2 million of origination fees, and to fund a $3.0 million investment in net leased properties. Principal amortizations on our mortgage portfolio provided $1.2 million and we incurred an additional $0.1 million in deferred expenses related to our investments in partially-owned entities.

Net cash provided by financing activities for the first quarter of 2008 of approximately $9.9 million resulted from additional draw downs on our warehouse line of credit amounting to $13.6 million, offset by dividend payments of $3.6 million. In addition, we made principal payments on the warehouse line of approximately $0.1 million and deferred additional expenditures related to the warehouse line.

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

As of March 31, 2008, the Company had $14.9 million in cash and cash equivalents, including $3.0 million related to customer deposits maintained in an unrestricted account. In addition, Care has commitments at March 31, 2008 to extend credit or finance tenant improvements in 2008 amounting to $2.8 million (See Note 13). Under the terms of the Master Repurchase Agreement for our warehouse line of credit with Column Financial, Inc., Care is required to maintain minimum liquidity of

$10 million under the current level of the line usage. On April 15, 2008, Care received a $27.5 million prepayment from a borrower consisting of $27.2 million in principal and a $0.3 million prepayment fee (see Note 13). The Company intends to utilize these funds to make future real estate equity investments and to fund operations. In addition, the Company continues to seek other financing sources, including asset specific debt and leveraging unencumbered assets to secure additional borrowings.

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

As of December 31, 2007, the Company pledged five mortgage loans with a total principal balance of $92.3 million into the warehouse line and had $25.0 million in borrowings outstanding under the line which was used to partially fund our investments in Cambridge and SMC. In January 2008, Care pledged additional assets to the warehouse line providing increased availability under the line, and on February 19, 2008, utilized $10.2 million in additional borrowings to fund a new mortgage investment. On March 19, 2008, we drew another $3.4 million on the warehouse line. Pledging additional eligible assets into the warehouse line may provide additional funding availability up to approximately $24 million, subject to the sole discretion and current underwriting standards of our lender. With widespread dislocation in the debt markets persisting well into 2008, we cannot be assured with any certainty that additional funds from the warehouse facility will be advanced. In addition, should we not be able to consummate a securitization transaction, our warehouse provider could liquidate the warehoused collateral and we would have to pay any amount by which the original purchase price of the collateral exceeds its sale price, subject to negotiated caps, if any, on our exposure. Regardless of whether a securitization transaction is consummated, if any warehoused collateral is sold before the consummation, we will have to bear any resulting loss on sale. This disruption in the credit markets may impede our ability to grow in the short term. Should the Company not be able to draw credit on or experience reduced availability on our existing warehouse line, face margin calls and other constraints on credit availability at the subjective discretion of our lender, or consummate a securitization, Care may not be able to continue to operate profitably, make payments on our existing obligations, fund commitments, make new investments, or pay dividends.

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

Capitalization

As of March 31, 2008, we had 21,023,403 shares of common stock outstanding.

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

Increase/(decrease) in interest rate	Increase/(decrease) in income from investments in loans (dollars in thousands)
(300) basis points	($7,310)
(200) basis points	($4,873)
(100) basis points	($2,437)
Base interest rate	$ 0
+100 basis points	$2,437
+200 basis points	$4,873
+300 basis points	$7,310

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

Contractual Obligations

Under our Management Agreement entered into in connection with our public offering, our Manager, subject to the oversight of the Company’s Board of Directors, is required to manage the day-to-day activities of Care, for which the Manager receives a base management fee and is eligible for an incentive fee. The Management Agreement has an initial term expiring on June 30, 2010, and will be automatically renewed for one-year terms thereafter unless either we or our Manager elect not to renew the agreement. The base management fee is payable monthly in arrears in an amount equal to 1/12 of 1.75% of the Company stockholders’ equity at the end of each month, computed in accordance with GAAP, adjusted for certain items pursuant to the terms of the agreement. Our Manager is also eligible to receive an incentive fee, payable quarterly in arrears, based upon performance thresholds stipulated in the Management Agreement. For the period quarter ended March 31, 2008, we recognized $1.3 million in management fee expense related to the base management fee, and our Manager was not eligible for an incentive fee.

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

On October 1, 2007, Care entered into a master repurchase agreement with Column Financial, Inc., an affiliate of Credit Suisse, for short-term financing through a warehouse facility. The Agreement provides an initial line of credit up to $300 million. Under the terms of the Agreement, Care may receive up to 50% of the value of each loan sold into the warehouse based on Column’s underwriting of such loan and will agree to repurchase each loan at a future date. The term of the Agreement is for three years and may be terminated by Column at any time on not less than one year’s notice. In addition, Column has the right to issue margin calls in certain situations which Care must satisfy in cash within one business day. The Agreement also requires the Company to maintain certain financial covenants. From the time of sale until the time of repurchase, Care is required to pay Column a monthly price differential payment set at one month LIBOR + 0.75%. Under the terms of the Agreement, this price differential will increase to 1% over LIBOR on June 1, 2008. In addition, partial amortization of the principal borrowed is required. As of March 31, 2008, the Company had $38.5 million in borrowings under the facility.

The table below summarizes our contractual obligations as of March 31, 2008 (Amounts in millions).

	2008	2009	2010	2011	2012+
Repayment of warehouse borrowing	$0.6	$0.6	$37.3	$—	$—
Commitments to fund loans	$5.3	$—	$—	$—	$—
Commitments to fund tenant improvements	$2.3	$0.3	$0.2	$—	$—
Management fees	$5.2	$5.2	$2.6	$—	$—

We are required to make monthly amortization payments on our borrowings under our warehouse facility with Column Financial. Estimated amortizations based on experience to date are included in the table for 2008 and 2009, with the balance due in 2010 at the expiration of the facility. Interest on our borrowing under the warehouse line is not included in the table because it is not fixed and determinable. The estimated amounts and timing of the commitments to fund loans presented above are based on projections based on data provided by borrowers. The projections are subject to adjustments based on changes in borrowers’ needs. The estimated amounts and timing of the commitments to fund tenant improvements are based on projections by the property managers who are affiliates of Cambridge. We have estimated amounts due to our Manager under the Management Agreement based on experience to date and estimates of our capital position in the near-term, until the expiration of the agreement in June 2010.

Off-Balance Sheet Arrangements

As of March 31, 2008, we had no off-balance sheet arrangements.

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

Related Party Transactions

Contribution Agreement

We and our Manager entered into a contribution agreement, pursuant to which our Manager contributed a portfolio of initial assets to us and we issued to our Manager shares of our common stock and cash. Our Manager determined that the fair value of the assets contributed was approximately $283.1 million on June 27, 2007 inclusive of approximately $4.6 million in premium.

The initial assets were acquired in exchange for approximately $204.3 million in cash from the proceeds of our initial public offering and 5,256,250 restricted shares of our common stock at a fair value of approximately $78.8 million. We recorded each initial asset we purchased at its estimated fair value.

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

Please see Note 7. Related Party Transactions — Management Agreement in the Notes to Consolidated Financial Statements in Part I — Item 1 for a summary description of the compensation, fees and costs payable to our Manager.

Transactions with our Manager included:

•	Our $3.1 million liability to our Manager for professional fees paid and other third party costs incurred by our Manager on behalf of Care related to the initial public offering of our common stock ($1.5 million) and business operations ($1.6 million); and

•	Our expense recognition of $1.3 million for the Base Management Fee. The Manager did not earn an incentive fee during the period.

In addition, pursuant to SFAS 123R, we recognized approximately $0.1 million in expense during the quarter, related to the continuing vesting of the 148,333 shares of restricted stock granted to our independent board members and Manager’s employees, some of whom are also Care officers and directors, at our initial public offering in June 2007 (see Note 9).

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

FFO and AFFO for the three months ended March 31, 2008 were as follows (in thousands except per share data):

	For the three months ended March 31, 2008
	FFO	AFFO
Net income	$459	$459
Add:
Proportionate share of depreciation and amortization of real property related to equity in loss on partially-owned entities	2,327	2,327
Loss on prepayment of mortgage loan	—	317
Stock-based compensation	—	187
Unrealized loss on revaluation of obligation to issue partnership units(1)	—	174
Funds From Operations and Adjusted Funds From Operations	$2,786	$3,464
FFO and Adjusted FFO per share basic and diluted	$0.13	$0.17
Weighted average shares outstanding – basic and diluted	20,875,070	20,875,070

(1)	As defined in our agreement with our Manager, AFFO may be adjusted for other non-cash charges after discussion with the Manager and the independent directors and approval by the majority of the independent directors. Accordingly, our independent directors have approved an adjustment to AFFO for unrealized loss on revaluation to issue partnership units.

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

Item 4T.    Controls and Procedures

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Sarbanes-Oxley 404 Reporting

We are not required to comply with all of the rules and regulations of the Securities and Exchange Commission, particularly the requirement that we include in our annual report on Form 10-K a report of management and accompanying auditor’s report on the Company’s internal control over financial reporting (‘‘404 reporting’’). Compliance by the Company with the 404 reporting rules and regulations will be required in our annual report on Form 10-K for the fiscal year ending December 31, 2008, unless the rules and regulations governing 404 reporting are revised.

Part II.    Other Information

ITEM 1.    Legal Proceedings

On September 18, 2007, a class action complaint for violations of federal securities laws was filed in the United States District Court, Southern District of New York alleging that the Registration Statement relating the initial public offering of shares of Care Investment Trust Inc.’s common stock, filed on June 21, 2007, failed to disclose that certain of the assets in the contributed portfolio were materially impaired and overvalued and that Care was experiencing increasing difficulty in securing its warehouse financing lines. On January 18, 2008, the court entered an order appointing co-lead plaintiffs and co-lead counsel. On February 19, 2008, the co-lead plaintiffs filed an amended complaint citing addition evidentiary support for the allegations in the complaint. Care believes the complaint and allegations are without merit and intends to defend against the complaint and allegations vigorously. The Company filed a motion to dismiss the complaint on April 22, 2008. However, the outcome of this matter cannot currently be predicted. To date, Care has incurred approximately $0.3 million to defend against this complaint. No provision for loss, if any, related to this matter has been accrued at March 31, 2008.

Care is not presently involved in any other material litigation nor, to our knowledge, is any material litigation threatened against us or our investments, other than routine litigation arising in the ordinary course of business. Management believes the costs, if any, incurred by us related to litigation will not materially affect our financial position, operating results or liquidity.

ITEM 1A.    Risk Factors

Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K as of December 31, 2007 filed with the Securities and Exchange Commission.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 5.    Other Information

On May 12, 2008, the Compensation Committee (the ‘‘Committee’’) of the Board of Directors of Care Investment Trust Inc. (the ‘‘Company’’) approved two new long-term equity incentive programs under the Care Investment Trust Inc. Equity Incentive Plan. The first program is an annual performance-based restricted stock unit (‘‘RSU’’) award program (the ‘‘RSU Award Program’’) and the second program is a three-year performance share plan (the ‘‘Performance Share Plan’’). Achievement of awards under the 2008 RSU Award Program will be based upon the Company’s ability to meet both financial (AFFO per share) and strategic (shifting from a mortgage to an equity REIT) performance goals, as well as on the individual employee’s ability to meet individual performance goals. All of the Company’s executive officers have been granted the right to receive an award under the 2008 RSU Program, the actual amount of which will depend on Company and individual performance in 2008. Performance under the 2008 RSU Award Program will be measured at the end of the performance period (December 31, 2008) and the RSUs in respect of such 2008 performance period will be granted in early 2009. Once granted, the RSUs will be subject to time-based vesting restrictions and will vest in equal installments on each of the first four anniversaries of the grant date.

Under the Performance Share Plan, a participant is granted a number of performance shares or units, the settlement of which will depend on the Company’s achievement of certain pre-determined financial goals at the end of the three-year performance period. Any shares received in settlement of the performance award will be issued to the participant in early 2011, without any further vesting requirements. With respect to the 2008-2010 performance period, the performance goals relate to the

Company’s ability to meet both financial (compound growth in AFFO per share) and share return goals (total shareholder return versus the Company’s healthcare equity and mortgage REIT peers). The Committee has established threshold, target and maximum levels of performance. If the Company meets the threshold level of performance, a participant will earn 50% of the performance share grant, if it meets the target level of performance, a participant will earn 100% of the performance share grant and if it achieves the maximum level of performance, a participant will earn 200% of the performance share grant. Currently, only F. Scott Kellman, the Company’s President and Chief Executive Officer, is eligible to receive an award under the 2008-2010 Performance Share Plan. On May 12, 2008, the Committee awarded Mr. Kellman a target award of 23,255 performance shares, with the opportunity to earn a maximum of 46,510 shares and a minimum of 11,627 shares, depending on actual performance measured at the end of the 2008-2010 performance period.

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

May 15, 2007

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