Form 10-Q
period 2008-06-30
Care Investment Trust Inc.
filed 2008-08-14
CIK 1393726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from            to
Commission File Number: 001-33549
Care Investment Trust Inc.
(Exact name of Registrant as specified in its charter)

Maryland	38-3754322
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)
505 Fifth Avenue, 6th Floor, New York, New York 10017
(Address of Registrant’s principal executive offices)
(212) 771-0505
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☑	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 under the Securities Exchange Act of 1934. Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.
     As of August 13, 2008, there were 21,011,831 shares, par value $0.001, of the registrant’s common stock outstanding.

Part I — Financial Information:

ITEM 1.	Financial Statements	3-18

	Condensed Consolidated Balance Sheets as of June 30, 2008 (Unaudited) and December 31, 2007	3

	Condensed Consolidated Statements of Operations for the Three and Six Month Months Ended June 30, 2008 and for the Period from June 22, 2007 (Commencement of Operations to June 30, 2007 (Unaudited)	4

	Condensed Consolidated Statement of Stockholders' Equity for the six months ended June 30, 2008 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2008 and for the Period from June 22, 2007 (Commencement of Operations) to June 30, 2007 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7–18

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

	And

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	19 – 30

ITEM 4T.	Controls and Procedures	31

Part II — Other Information:

ITEM 1.	Legal Proceedings	32

ITEM 1A	Risk Factors	32

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

ITEM 4.	Submission of Matters to a Vote of Security Holders	32-33

ITEM 6.	Exhibits	33

Signatures		34
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

Part I — Financial Information
ITEM 1. Financial Statements
Care Investment Trust Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(dollars in thousands — except share and per share data)

	June 30,
	2008	December 31,
	(Unaudited)	2007
Assets:
Real Estate:
Land	$4,370	$—
Buildings and improvements	92,462	—
Less: accumulated depreciation and amortization	(43)	—

Total Real Estate, net	96,789	—
Cash and cash equivalents	15,383	15,319
Investments in loans	216,026	236,833
Investments in partially-owned entities	69,739	72,353
Accrued interest receivable	1,185	1,899
Deferred financing costs, net of accumulated amortization of $210 and $69, respectively	1,297	757
Identified intangible asset — leases in place, net	3,965	—
Other assets	4,661	1,237

Total Assets	$409,045	$328,398

Liabilities and Stockholders’ Equity
Liabilities:
Borrowing under warehouse line of credit	$38,270	$25,000
Mortgage note payable	74,589	—
Accounts payable and accrued expenses	746	1,509
Accrued expenses payable to related party	3,544	3,119
Obligation to issue operating partnership units	2,828	2,850
Other liabilities	2,012	2,585

Total Liabilities	121,989	35,063

Commitments and Contingencies (Note 13)
Stockholders’ Equity:
Common stock: $0.001 par value, 250,000,000 shares authorized, 21,004,323 and 21,017,588 shares issued and outstanding, respectively	21	21
Additional paid-in-capital	298,207	298,444
Accumulated deficit	(11,172)	(5,130)

Total Stockholders’ Equity	287,056	293,335

Total Liabilities and Stockholders’ Equity	$409,045	$328,398

See Notes to Condensed Consolidated Financial Statements.

Care Investment Trust Inc. and Subsidiaries
Condensed Consolidated Statement of Operations (Unaudited)
(dollars in thousands — except share and per share data)

	Three		For the Period
	Months	Six Months	June 22, 2007
	Ended	Ended	(Commencement
	June 30,	June 30,	of Operations)
	2008	2008	to June 30, 2007
Revenues
Rental revenue	$115	$115	$—
Income from investments in loans	3,468	8,155	573
Other income	208	356	3

Total Revenues	3,791	8,626	576

Expenses
Management fees to related party	1,273	2,567	56
Marketing, general and administrative (including stock-based compensation (reversal of expense) expense of ($424); ($237); and $9,134, respectively)	497	1,543	9,417
Depreciation and amortization	46	46	—
Loss on loan prepayment	—	317	—

Total Expenses	1,816	4,473	9,473

Income (loss) from operations	1,975	4,153	(8,897)
Loss from investments in partially-owned entities	(1,090)	(2,198)	—
Unrealized gain on derivative instruments	240	45	—
Interest expense including amortization of deferred financing costs	(466)	(882)	—

Net income (loss)	$659	$1,118	$(8,897)

Income (loss) per share of common stock
Net income (loss), basic and diluted	$0.03	$0.05	$(0.43)

Basic and diluted weighted average common shares outstanding	20,880,990	20,877,998	20,864,040

See Notes to Condensed Consolidated Financial Statements.

Care Investment Trust Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)
(dollars in thousands, except share data)

			Additional Paid	Accumulated
	Common Stock		in Capital	Deficit	Total
Balance at January 1, 2008	21,017,588	$21	$298,444	$(5,130)	$293,335
Net income				1,118	1,118
Stock-based compensation — fair value	—	—	(362)	—	(362)
Stock-based compensation to directors for services rendered	11,735	*	125	—	125
Restricted stock granted to non-employees, net of forfeitures	(25,000)	—	—	—	—
Distributions declared and paid on common stock				(7,160)	(7,160)

Balance at June 30, 2008	21,004,323	$21	$298,207	$(11,172)	$287,056

*	Less than $500
See Notes to Condensed Consolidated Financial Statements.

Care Investment Trust Inc. and Subsidiaries
Condensed Consolidated Statement of Cash Flows (Unaudited)
(dollars in thousands)

		For the Period
	For the Six	June 22, 2007
	Months	(Commencement
	Ended	of Operations)
	June 30,	to
	2008	June 30, 2007
Cash Flow From Operating Activities
Net income (loss)	$1,118	$(8,897)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from investments in partially-owned entities	2,198	—
Distributions of income from partially-owned entities	474	—
Amortization of loan premium paid on investment in loans	803	25
Amortization of deferred financing cost	141	—
Amortization of deferred loan fees	172	—
Stock-based non-employee (reversal of expense) compensation	(237)	9,134
Depreciation and amortization on real estate, including intangible asset	46	—
Unrealized gain on derivative instruments	(45)	—
Loss on loan prepayment	317	—
Changes in operating assets and liabilities:
Accrued interest receivable	714	(601)
Other assets	(3,231)	(990)
Accounts payable and accrued expenses	(338)	3,117
Other liabilities including payable to related party	(573)	—

Net cash provided by operating activities	1,559	1,788

Cash Flow From Investing Activities
Purchase of initial assets from Manager	—	(204,272)
Loan repayments	30,230	—
Loan investments	(10,715)	—
Investments in partially-owned entities	(152)	—
Investment in real estate	(100,800)	—

Net cash used in investing activities	(81,437)	(204,272)

Cash Flow From Financing Activities
Proceeds from sale of common stock	—	225,000
Underwriting and offering costs	—	(14,730)
Borrowing under mortgage note payable	74,589	—
Borrowings under warehouse line of credit	13,601	—
Principal payments under warehouse line of credit	(331)	—
Deferred financing costs	(757)	—
Dividends paid	(7,160)	—

Net cash provided by financing activities	79,942	210,270

Net increase in cash and cash equivalents	64	7,786
Cash and cash equivalents, beginning of period	15,319	*

Cash and cash equivalents, end of period	$15,383	$7,786

*	Less than $500
See Notes to Condensed Consolidated Financial Statements.

Care Investment Trust Inc. and Subsidiaries — Notes to
Condensed Consolidated Financial Statements (Unaudited)
June 30, 2008
Note 1 — Organization
     Care Investment Trust Inc. (together with its subsidiaries, the “Company” or “Care”, unless otherwise indicated or except where the context otherwise requires, “we”, “us” or “our”) is a real estate investment trust (“REIT”) with a geographically diverse portfolio of senior housing and healthcare-related assets in the United States. Care is externally managed and advised by CIT Healthcare LLC (“Manager”). As of June 30, 2008, this portfolio of assets consisted of real-estate and mortgage related assets for senior housing facilities, skilled nursing facilities, medical office properties and first mortgage liens on healthcare related assets. Our senior housing facilities are leased, under “triple-net” leases, which require the tenants to pay all property-related expenses.
     Care elected to be taxed as a real estate investment trust, or “REIT” under the Internal Revenue Code commencing with our taxable year ended December 31, 2007. To maintain our tax status as a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders. At present, Care does not have any taxable REIT subsidiaries (“TRS”), but in the normal course of business expects to form such subsidiaries as necessary.
Note 2 — Basis of Presentation
     The consolidated balance sheet at June 30, 2008, the consolidated statements of operations for the three and six months ended June 30, 2008 and for the period June 22, 2007 (Commencement of Operations) to June 30, 2007, and the consolidated statement of stockholders’ equity for the six months ended June 30, 2008 and of cash flows for the six months ended June 30, 2008 and for the period June 22, 2007 (Commencement of Operations) to June 30, 2007 are unaudited. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been made. The condensed consolidated balance sheet as of December 31, 2007 has been derived from the audited consolidated balance sheet as of that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the operating results for the full year.
     The Company has no items of other comprehensive income, and accordingly, net income (loss) is equal to comprehensive income or (loss) for all periods presented.
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
     Upon the acquisition of real estate, we assess the fair value of acquired assets (including land, buildings and improvements, and identified intangibles such as above and below market leases and acquired in-place leases and customer relationships) and acquired liabilities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, and we allocate purchase price based on these assessments. We assess fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.
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
     Rents are recognized over the non-cancelable term of the related leases on a straight-line basis which includes the effects of rent escalations. We commence rental revenue recognition when the tenant takes possession of the leased space.
New Accounting Pronouncements
     On January 1, 2008, the Company adopted SFAS No. 157; Fair Value Measurements for its financial assets and liabilities. SFAS 157 refines the definition of fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and expands disclosures about fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants. In addition, SFAS 157 encourages maximization of the use of market-based inputs over entity-specific inputs and requires disclosure (in the form of an outlined hierarchy) of the details of fair value measurements. See Note 10 for more information.
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

     On March 20, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS 161 provides for enhanced disclosures about how and why an entity uses derivatives and how and where those derivatives and related hedged items are reported in the entity’s financial statements. SFAS 161 also requires certain tabular formats for disclosing such information. SFAS 161 applies to all entities and all derivative instruments and related hedged items accounted for under SFAS 133. Among other things, SFAS 161 requires disclosures of an entity’s objectives and strategies for using derivatives by primary underlying risk and certain disclosures about the potential future collateral or cash requirements (that is, the effect on the entity’s liquidity) as a result of contingent credit-related features. SFAS 161 is effective for the Company on January 1, 2009. The Company is currently evaluating the impact that the adoption of SFAS 161 will have on the disclosures included in its consolidated financial statements.
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The purpose of this statement is to improve financial reporting by providing a consistent framework for determining applicable accounting principles to be used in the preparation of financial statements presented in conformity with GAAP. SFAS 162 will become effective 60 days after the SEC’s approval. We believe that the adoption of this standard on its effective date will not have a material effect on our consolidated financial statements.
Note 3 — Real Estate Properties
     On June 26, 2008, we purchased twelve senior living properties for approximately $100.8 million from Bickford Senior Living Group LLC, an unaffiliated party. Concurrent with the purchase, we leased these properties to Bickford Master I, LLC (the “Master Lessee” or “Bickford”), for initial annual base rent of $8.3 million and additional base rent of $0.3 million, with fixed escalations of 3% for 15 years. The leases contain an option of four renewals of ten years each. The additional base rent is deferred and accrues for the first three years and then is paid starting with the first month of the fourth year. We funded this acquisition using cash on hand and mortgage borrowings of $74.6 million. The transaction’s closing at the end of the quarter did not have material contribution to the results of operations for the three and six months ended June 30, 2008. At acquisition, we completed a preliminary assessment of the allocation of the fair value of the acquired assets (including land, buildings, equipment and in-place leases) in accordance with SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Based upon that assessment, the allocation of the purchase price to the fair values of the assets acquired is as follows (in millions):

Buildings, improvements and equipment	$87.1
Furniture, fixtures and equipment	5.3
Land	4.4
Identified intangibles Leases in-place (Note 6)	4.0

$100.8

     Additionally, as part of the above transaction, we sold back a property acquired from Bickford Senior Living Group, LLC that was acquired on March 31, 2008 at its net carrying amount which did not result in a gain or loss to the Company.
     As of June 26, 2008, the properties owned by Care, and leased to Bickford Master Lease I (“Tenant”) were 100% managed or operated by Bickford Senior Living Group, LLC, an affiliate of the Tenant. As an enticement for the Company to enter into the leasing arrangement for the properties, Care received additional collateral and guarantees of the lease obligation of the master lessee, Bickford Master I, LLC, from parties affiliated with the master lessee who act as subtenants under the master lease. The additional collateral pledged in support of the master lessee’s obligation to the lease commitment included properties and ownership interests in affiliated companies of the subtenant.

     See Note 4 for concentration of credit as it relates to our investment in loans
     Future minimum annual rental revenue under the non-cancelable terms of the Company’s operating leases at June 30, 2008 are as follows:

December 31:
2008 (partial)	$4,137,000
2009	8,398,500
2010	8,650,500
2011	9,255,500
2012	9,873,000
Thereafter	118,452,500

$158,767,000

Note 4 — Investments in Loans
     As of June 30, 2008 and December 31, 2007, our net investments in loans amounted to $216.0 million and $236.8 million, respectively. For the six months ended June 30, 2008, we recorded $9.9 million of new originations generated by our Manager and $0.8 million to existing portfolio clients. On April 15, 2008, a borrower prepaid a loan with a carrying value of $27.2 million, which after considering a $0.3 million prepayment fee, resulted in a $0.3 million loss. We also received $3.0 million in principal payments in the six months ended June 30, 2008 and recognized $0.9 million in amortization of the premium we paid for the purchase of our initial assets as a reduction of interest income. Our investments include senior whole loans and participations secured primarily by real estate in the form of pledges of ownership interests, direct liens or other security interests. The investments are in various geographic markets in the United States. These investments are all variable rate at June 30, 2008, had a weighted average spread of 4.46% over one month LIBOR, and an average maturity of approximately three years. The effective yield on the portfolio at the period ended June 30, 2008, was 6.92%. As of June 30, 2008, we held the following loan investments (in thousands):

Location			Carrying	Unamortized	Seller's	Interest	Maturity
Property Type (a)	City	State	Amount	Prem/(Disc)	Basis (b)	Rate	Date

SNF	Middle River	Maryland	$9,236	$170	$9,066	L+3.75%	03/31/11
SNF/ALF (c)	Various	New Jersey	24,863	190	24,673	L+3.48%	12/08/08
SNF/ALF/IL	Various	Washington/Oregon	26,510	688	25,822	L+2.75%	10/04/11
SNF (e)	Various	Michigan	23,992	96	23,896	L+2.25%	03/26/12
SNF (e)	Various	Virginia	27,614	385	27,229	L+2.50%	03/01/12
SNF (e)	Various	Texas	6,642	73	6,569	L+3.00%	06/30/11
SNF (e)	Austin	Texas	4,676	29	4,647	L+3.00%	05/30/11
SNF/ICF (e)	Various	Illinois	29,690	298	29,392	L+3.00%	10/31/11
SNF (e)	San Antonio	Texas	8,552	76	8,476	L+3.50%	02/09/11
SNF/ALF (e)	Nacogdoches	Texas	9,802	255	9,547	L+3.15%	10/02/11
SNF/Sr. Appts/ALF	Various	Texas/Louisiana	16,311	151	16,160	L+4.30%	02/01/11
ALF	Daytona Beach	Florida	3,705	(13)	3,718	L+3.43%	08/11/11

Contributed Portfolio			191,593	$2,398	$189,195

SNF/IL (e)/(d)	Georgetown	Texas	6,037			L+3.00%	08/04/10
SNF	Aurora	Colorado	9,239			L+5.74%	07/31/09
SNF	Various	Michigan	10,314			L+7.00%	02/19/10

Investment in loans, gross			217,183
Unamortized loan fees			(1,157)

Investment in loans, net			$216,026

(a)	SNF refers to skilled nursing facilities; ALF refers to assisted living facilities; IL refers to independent living facilities ICF intermediate care facility; and Sr. Appts refers to senior living apartments.

(b)	The amounts represent the amortized value of the loans acquired on June 22, 2007 from an affiliate of our Manager.

(c)	Borrower has the ability to extend the maturity date to 12/8/10 upon advanced written notice and subject to compliance with certain covenants stipulated in the loan agreement.

(d)	Borrower has the ability to extend the maturity date to 7/31/12 upon advanced written notice and subject to compliance with certain covenants stipulated in the loan agreement.

(e)	Pledged as collateral for borrowings under our warehouse line of credit.
     All loans were paying in accordance with their terms as of June 30, 2008 and we have no allowance for loan losses. Nine loans secured by first mortgages with a total principal balance, net of premiums, of $115.8 million at June 30, 2008 were pledged as collateral at June 30, 2008, for borrowings under our warehouse line of credit (see Note 7).
     Our mortgage portfolio (gross) at June 30, 2008 is diversified by property type and U.S. geographic region as follows:

	June 30, 2008
	Carrying	% of
By Property Type	Amount	Portfolio
Skilled Nursing	$100,265	46.2%
Mixed-use(1)	113,213	52.1%
Assisted Living	3,705	1.7%

Total	$217,183	100.0%

	Carrying	% of
By U.S. Geographic Region	Amount	Portfolio
Midwest	$63,997	29.5%
South	52,020	24.0%
Mid-Atlantic	36,850	17.0%
Northeast	24,862	11.4%
Northwest	26,510	12.2%
West	9,239	4.2%
Southeast	3,705	1.7%

	$217,183	100.0%

(1)	Mixed-use facilities refer to properties that provide care to different segments of the elderly population based on their needs, such as Assisted Living with Skilled Nursing capabilities.
     At June 30, 2008, our portfolio of fifteen mortgages was extended to twelve borrowers with the largest exposure to any single borrower at 15.8% of the carrying value of the portfolio. The carrying value of four loans, each to different borrowers with exposures of more than 10% of the carrying value of the total portfolio, amounted to 50.0% of the portfolio. At December 31, 2007, the largest exposure to any single borrower was 12.7% of the portfolio carrying value and five other loans, each to different borrowers each with exposures of more than 10% of the carrying value of the total portfolio, amounted to 55.2% of the portfolio.

Note 5 — Investment in Partially-Owned Entities
     For the three and six months ended June 30, 2008, our equity in the loss of our Cambridge portfolio amounted to $1.4 million and $2.8 million, respectively. We incurred additional deferred expenses related to Cambridge of $35,000 and $0.1 million in the three months and six months ended June 30, 2008, respectively. The Company’s investment in the Cambridge entities was $62.9 million at June 30, 2008 and $65.6 million at December 31, 2007. During the six months ended June 30, 2008, we received no distributions from our investment in Cambridge.
     For the three months ended June 30, 2008, we recognized $0.3 million in equity income from our interest in Senior Management Concepts (“SMC”) and received $0.3 million in distributions. For the six months ended June 30, 2008, we recognized $0.6 million in equity income from our interest in SMC and received $0.5 million in distributions.
Note 6 — Identified Intangible Assets — leases in place
     The following table summarizes the Company’s identified intangible assets as of June 30, 2008:

Identified intangibles — leases in-place (amounts in millions)
Gross amount	$3,968
Accumulated amortization	(3)

$3,965

     The estimated annual amortization of acquired in-place leases for each of the succeeding years is as follows: (amounts in thousands)

December 31:
2008 (remainder)	$137
2009	265
2010	265
2011	265
2012	265
Thereafter	2,773
     The Company amortizes this intangible asset over the life of the assets on a straight-line basis.
Note 7 — Borrowings under Warehouse Line of Credit
     On October 1, 2007, Care entered into a master repurchase agreement (“Agreement”) with Column Financial, Inc. (“Column”), an affiliate of Credit Suisse, one of the underwriters of Care’s initial public offering in June 2007. This type of lending arrangement is often referred to as a warehouse facility. The Agreement provides an initial line of credit of up to $300 million, which may be increased temporarily to an aggregate amount of $400 million under the terms of the Agreement. Care may receive up to 50% of the value of each loan sold based on Column’s underwriting of such loan and will agree to repurchase each loan at a future date. From the time of sale until the time of repurchase, Care pays Column a monthly price differential payment set at 0.75% over LIBOR. Under the terms of the Agreement, this price differential payment increased to 1% over LIBOR on June 1, 2008. Borrowings under the warehouse line of credit are accounted for as secured borrowings on the balance sheet.
     The term of the Agreement is for three years and may be terminated by Column at any time on not less than one year’s notice. As of June 30, 2008, Care had $38.3 million outstanding under the warehouse line. Interest expense for the three and six months ended June 30, 2008, was $0.4 million and $0.7 million, respectively. The effective interest rate, for the quarter ended June 30, 2008, on our borrowings under the warehouse line was 3.42% (average one month LIBOR of 2.59% + 0.83%). The $38.3 million outstanding was secured by a pledge of nine first mortgages with principal balances totaling $115.8 million at June 30, 2008. Care paid approximately $0.2 million and $0.3 million in principal amortization during the three and six months ended June 30, 2008, respectively. Costs incurred to establish the warehouse line approximated $0.9 million, are reflected in other assets and are amortized over the three-year term of the facility as additional interest expense. At June 30, 2008, the unamortized balance of deferred financing costs approximated $0.7 million.
     Dislocations in the global credit markets that arose in the second half of 2007 have persisted into the first half of 2008 and have resulted in significant contraction of liquidity in the marketplace at commercially acceptable terms. In January 2008, Care pledged additional assets to the warehouse facility providing increased availability under the line. On February 19, 2008, the Company utilized $10.2 million from the warehouse line to fund a new mortgage investment and on March 19, 2008 we drew an additional $3.4 million. Pledging existing eligible assets into the warehouse line may provide additional funding availability up to approximately $24 million, subject to the sole discretion and current underwriting standards of our lender. With widespread dislocation in the debt markets persisting well into 2008, we cannot be assured with any certainty that additional funds from the warehouse line will be advanced.
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
Note 8 — Borrowings under Mortgage Note Payable
     On June 26, 2008 with the acquisition of the twelve properties from Bickford Senior Living Group LLC, the Company entered into a mortgage loan with Red Mortgage Capital, Inc. for $74.6 million. The terms of the mortgage require interest-only payments at a fixed interest rate of 6.845% for the first twelve months. Commencing on the first anniversary and every month thereafter, the mortgage loan requires a fixed monthly payment of $0.5 million for both principal and interest until the maturity in July 2015 when the then outstanding balance of $69.6 million is due and payable. The mortgage loan is collateralized by the properties.
Note 9 — Related Party Transactions
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
     The Management Agreement has an initial term expiring on June 30, 2010, and will be automatically renewed for one-year terms thereafter unless either we or our Manager elect not to renew the agreement. The base management fee is payable monthly in arrears in an amount equal to 1/12 of 1.75% of the Company’s stockholders’ equity at the end of each month, computed in accordance with GAAP, adjusted for certain items pursuant to the terms of the Management Agreement. Our Manager is also eligible to receive an incentive fee, payable quarterly in arrears based upon performance thresholds stipulated in the Management Agreement. (See Note 15)

     Our Manager may also be entitled to a termination fee, payable for non-renewal of the Management Agreement without cause, in an amount equal to three times the sum of the average annual base management fee and the average annual incentive fee, both as earned by our Manager during the two years immediately preceding the most recently completed calendar quarter prior to the date of termination. No termination fee is payable if we terminate the Management Agreement for cause.
     Care is also responsible for reimbursing the Manager for its pro rata portion of certain expenses detailed in the Management Agreement, such as rent, utilities, office furniture, equipment, and overhead, among others, required for Care’s operations. Transactions with our Manager during the three months and six months ended June 30, 2008 included:
•	Our $3.5 million liability to our Manager for professional fees paid and other third party costs incurred by our Manager on behalf of Care, management fees and other general expenses related to business operations.

•	Our expense recognition of $1.3 million and $2.6 million for the three and six months ended June 30, 2008, respectively, for the Base Management Fee. The Manager did not earn an incentive fee during the period.
     In addition, pursuant to SFAS 123R, we recognized approximately $0.1 million of expense during the quarter, related to the shares of restricted stock granted to our independent board members. (see Note 11).
Note 10 — Fair Value of Financial Instruments
     The Company adopted SFAS 157, Fair Value Measurements, effective January 1, 2008, and accordingly, all financial assets and liabilities measured at fair value will utilize valuation methodologies in accordance with the statement. The Company has established processes for determining fair values and fair value is based on quoted market prices, where available. If listed prices or quotes are not available, then fair value is based upon internally developed models that primarily use inputs that are market-based or independently-sourced market parameters.
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
     Obligation to issue operating partnership units — the fair value of our obligation to issue operating partnership units is based on an internally developed valuation model, as quoted market prices are not available nor are quoted prices for similar liabilities. Our model involves the use of management estimates as well as some Level 2 inputs. The variables in the model include time, discount factor, estimated cash flows, and the market price and expected dividend of Care’s common shares.
     The following table presents the Company’s financial instruments carried at fair value on the consolidated balance sheet as of June 30, 2008, by SFAS 157 hierarchy.

	Fair Value at June 30, 2008
	Level 1	Level 2	Level 3	Total
		(in thousands)
Assets
Interest rate caps	$—	$73	$—	$73

Total assets carried at fair value	$—	$73	$—	$73

Liabilities
Obligation to issue operating partnership units(1)	$—	$—	$2,828	$2,828

Total liabilities carried at fair value	$—	$—	$2,828	$2,828

(1)	At December 31, 2007, the fair value of our obligation to issue partnership units was $2.9 million and we recognized a reversal of expense of $22,000 on revaluation at June 30, 2008.
     In addition to SFAS 157, SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the financial statements, for which it is practical to estimate that value. In cases where quoted market prices are not available, fair value is based upon the application of discount rates to estimated future cash flows based on market yields or other appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
     Cash equivalents, accrued interest receivable, accounts payable and accrued expenses, and other liabilities reasonably approximate their fair values due to the short maturities of these items.
     Investing in healthcare-related commercial mortgage debt is transacted through an over-the-counter market with minimal pricing transparency. Loans are infrequently traded and market quotes are not widely available and disseminated. Our investments in variable rate loans bear interest at stated spreads to a floating base rate (one month LIBOR) and re-price monthly. Management’s estimate of the fair value of our loan investments is approximately $1.2 million less than the principal balance of the portfolio at June 30, 2008.
     Borrowings under our warehouse line of credit bear interest at one month LIBOR plus a spread of 75 basis points, which increased to 100 basis points on June 1, 2008. Due to the monthly resetting of interest, Management believes the carrying amount of our borrowings under the warehouse line of credit reasonably approximates fair value.
     The mortgage note payable closed near the end of the quarter June 30, 2008 and management believes that it closely approximates its fair value.
Note 11 — Stockholders’ Equity
     Our authorized capital stock consists of 100,000,000 shares of preferred stock, $0.001 par value and 250,000,000 shares of common stock, $0.001 par value. As of June 30, 2008, no shares of preferred stock were issued and outstanding and 21,004,323 shares of common stock were issued and outstanding.
Equity Plan
     At the time of our initial public offering in June 2007, we issued 133,333 shares of common stock to our Manager’s employees, some of whom are officers or directors of Care and we also awarded 15,000 shares of common stock to Care’s independent board members. The shares granted to our Manager’s employees vest on June 27, 2010, three years from the date of grant. The shares granted to our independent board members vest ratably on the first, second and third anniversaries of the grant. During the six months ended June 30, 2008, 42,000 shares of restricted stock granted to our Manager’s employees were forfeited. In addition, 17,000 shares of restricted stock were granted to a new independent board member who formerly served as non-independent board member and an employee of our Manager. These shares had a fair value of $183,000 at issuance and vest on June 27, 2010. Pursuant to SFAS 123R, we recognized a recapture of expense, due to the decrease in the market price of our stock, of approximately $0.4 million as a credit to compensation expense related to these grants in the six months ended June 30, 2008.
Schedule of Non Vested Shares — Equity Plan

	Grants to	Grants to
	Independent	Manager’s	Total
	Directors	Employees	Grants
Balance at January 1, 2008	15,000	133,333	148,333
Granted	17,000	—	17,000
Vested	5,000	—	5,000
Forfeited	—	42,000	42,000

Balance at June 30, 2008	27,000	91,333	118,333

Vesting Schedule

June 27, 2009	5,000	—	5,000
June 27, 2010	22,000	91,333	113,333

	27,000	91,333	118,333

     On January 2, 2008 and April 2, 2008, 5,815 shares and 5,920 shares of common stock, respectively, with a combined fair value of approximately $0.1 million were granted to our independent directors as part of their annual retainer. Each independent director receives an annual base retainer of $100,000, payable quarterly in arrears, of which 50% is paid in cash and 50% in common stock of Care. Shares granted as part of the annual retainer vest immediately and are expensed by Care.
     On April 8, 2008, the Compensation Committee (the “Committee”) of the Board of Directors of Care awarded the Company’s CEO, 35,000 shares of restricted stock units (“RSUs”) under the Care Investment Trust Inc. Equity Incentive Plan (“Equity Plan”). The RSUs had a fair value of $385,000 on the grant date. The vesting of the award is 50% on the third anniversary of the award and the remaining 50% on the fourth anniversary of the award.
     On May 12, 2008, Committee approved two new long-term equity incentive programs under the Equity Plan. The first program is an annual performance-based RSU award program (the “RSU Award Program”) and the second program is a three-year performance share plan (the “Performance Share Plan”).
     Achievement of awards under the RSU Award Program will be based upon the Company’s ability to meet both financial (AFFO per share) and strategic (shifting from a mortgage to an equity REIT) performance goals, as well as on the individual employee’s ability to meet individual performance goals. All of the Company’s executive officers have been granted the right to receive an award under the RSU Award Program, the actual amount of which will depend on Company and individual performance in 2008. Performance under the 2008 RSU Award Program will be measured at the end of the performance period (December 31, 2008) and the RSUs in respect of such 2008 performance period will be granted in early 2009. Once granted, the RSUs will be subject to time-based vesting restrictions and will vest in equal installments on each of the first four anniversaries of the grant date.
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
     As of June 30, 2008, 140,283 shares of our common stock and 94,066 RSUs had been granted pursuant to the Equity Plan and 465,651 shares remain available for future issuances. The Equity Plan will automatically expire on the 10th anniversary of the date it was adopted. Care’s Board of Directors may terminate, amend, modify or suspend the Equity Plan at any time, subject to stockholder approval in the case of amendments or modifications.
Manager Equity Plan
     Upon completion of our initial public offering in June 2007, we granted 607,690 fully vested shares of our common stock to our Manager under the Manager Equity Plan. These shares are subject to our Manager’s right to register the resale of such shares pursuant to a registration rights agreement we entered into with our Manager in connection with our initial public offering. At June 30, 2008, 717,945 shares are available for future issuances under the Manager Equity Plan. The Manager Equity Plan will automatically expire on the 10th anniversary of the date it was adopted. Care’s Board of Directors may terminate, amend, modify or suspend the Manager Equity Plan at any time, subject to stockholder approval in the case of amendments or modifications.
Note 12 — Income per Share (in thousands, except share and per share data)

			For the Period from
			June 22, 2007
	Three Months	Six Months	(Commencement of
	Ended	Ended June 30,	Operations) to June
	June 30, 2008	2008	30, 2007
Income (loss) per share — basic and diluted	$0.03	$0.05	$(0.43)
Numerator
Net income (loss)	$659	$1,118	$(8,897)
Denominator
Common Shares	20,880,990	20,877,998	20,864,040
     Diluted income per share was the same as basic income per share for each period because all outstanding restricted stock awards were anti-dilutive.
Note 13 — Commitments and Contingencies
     Several of our investments in loans have commitment amounts in excess of the amount that we have funded to date on such loans. At June 30, 2008, Care was obligated to provide approximately $5.0 million in additional financing at the request of our borrowers, subject to the borrowers’ compliance with their respective loan agreements, and approximately $9.8 million in tenant improvements related to our purchase of the Cambridge properties and our leases with the Master Lessee.
     As noted above, with regard to Care’s commitment to fund tenant improvements, Care is obligated to fund additional payments for expansion of four of the facilities acquired in the Bickford (See Note 3) transaction on June 26, 2008. The maximum amount that the Company is obligated to fund is $7.2 million. Since these payments would increase our investment in the properties, the minimum base rent and additional base rent would increase based on the amounts funded. After funding the expansion payments and meeting certain conditions as outlined in the documents associated with the transaction, the sellers are entitled to the balance of the commitment of $7.2 million less the total of all expansion payments made in conjunction with the properties.
     On September 18, 2007, a class action complaint for violations of federal securities laws was filed in the United States District Court, Southern District of New York alleging that the registration statement relating to the initial public offering of shares of our common stock, filed on June 21, 2007, failed to disclose that certain of the assets in the contributed portfolio were materially impaired and overvalued and that Care was experiencing increasing difficulty in securing its warehouse financing lines. On January 18, 2008, the court entered an order appointing co-lead plaintiffs and co-lead counsel. On February 19, 2008, the co-lead plaintiffs filed an amended complaint citing additional evidentiary support for the allegations in the complaint. Care believes the complaint and allegations are without merit and intend to defend against the complaint and allegations vigorously. The Company filed a motion to dismiss the complaint on April 22, 2008. However, the outcome of this matter cannot currently be predicted. To date, Care has incurred approximately $0.4 million to defend against this complaint. No provision for loss, if any, related to this matter has been accrued at June 30, 2008.
     Care is not presently involved in any other material litigation nor, to our knowledge, is any material litigation threatened against us or our investments, other than routine litigation arising in the ordinary course of business. Management believes the costs, if any, incurred by us related to litigation will not materially affect our financial position, operating results or liquidity.
Note 14 — Financial Instruments: Derivatives and Hedging
     The fair value of our obligation to issue operating partnership units was $2.8 million and $2.9 million at June 30, 2008 and December 31, 2007, respectively, resulting in an unrealized loss of $173,000 and an unrealized gain of $22,000 for the three and six months ended June 30, 2008, respectively.
     On February 1, 2008, we entered into three interest rate caps on three loans pledged as collateral under our warehouse line of credit in order to increase the advance rates available on the pledged loans. The total premium paid for the caps approximated $50,000. Two of the caps have a term of 33 months and the other has a term of nine months. The notional amount of the interest rate cap agreements at June 30, 2008 are $24.0 million. The interest rate caps are not designated as hedges for accounting purposes; accordingly, they are carried at fair value with changes in fair value included in earnings. The interest rate caps were fair valued as of the reporting date resulting in an unrealized gain of $23,000. The balance of the interest rate caps approximated $52,000 at June 30, 2008 and is included in Other Assets on the Balance Sheet.
Note 15 — Subsequent Events
Declaration of Distribution
     On August 11, 2008, the Board of Directors declared a dividend in the amount of $0.17 per share of common stock. The dividend is payable on September 8, 2008 to common stockholders of record on August 25, 2008.
     On August 12, 2008, we announced an agreement in principle with our Manager that provides us an option to sell loans from our investment portfolio at fair value over the next twelve months. We currently do not have a plan in place or the intent to exercise that option; therefore we have not re-designated our portfolio from its held-to-maturity categorization. Additionally, the base management fee payable to our Manager, pursuant to the Management Agreement, will be reduced from 1.75% of book equity to 0.875% of book equity. As consideration for the agreement we will grant 400,000 ten-year warrants at a strike price of $17 per share to our Manager pursuant to our Manager Equity Plan. The fair value of this warrant position is $1.9 million.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
and
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
     The following should be read in conjunction with the consolidated financial statements and notes included herein. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk” contain certain non-GAAP financial measures. See “Non-GAAP Financial Measures” and supporting schedules for reconciliation of our non-GAAP financial measures to the comparable GAAP financial measures.
Overview
     Care Investment Trust Inc. (all references to “Care”, “the Company”, “we”, “us”, and “our” means Care Investment Trust Inc. and its subsidiaries) is a real estate investment trust (“REIT”) formed principally to invest in healthcare-related commercial mortgage debt and real estate. Care was incorporated in Maryland in March 2007, and we completed our initial public offering on June 27, 2007. We originally positioned the Company as a healthcare REIT to emphasize mortgage investments, while also opportunistically targeting acquisitions of healthcare real estate. Care’s initial investment portfolio at the time of our initial public offering was totally comprised of mortgage loans. In response to dislocations in the overall credit market, in particular the securitized financing markets, we redirected our focus in the latter part of 2007 to place greater emphasis on high quality healthcare real estate equity investments. Our shift in investment emphasis was prompted by the dislocations in the CDO (collateralized debt obligations) and CMBS (commercial mortgage backed securities) markets, which have resulted in significant contraction of liquidity available in the marketplace and hampered our original intent to efficiently leverage our mortgage investments through securitized borrowings using our mortgage investments as collateral.
     At June 30, 2008, our investment portfolio of $386.5 million is comprised of $69.7 million in investments in partially-owned entities (18%), $100.8 million invested in a real estate and related assets (26%) and $216.0 million in investments in loans (56%), net of unamortized loan fees. Our current equity investments are in medical office buildings, assisted and independent living facilities. Our loan portfolio is primarily composed of first mortgages on skilled nursing facilities, assisted and independent living facilities, and mixed-use facilities. Our ongoing intent is to invest opportunistically in the broad spectrum of healthcare-related real estate, including medical office buildings, senior housing (assisted and independent living facilities, and continuing care communities), hospitals, outpatient centers, surgery centers, laboratories, skilled nursing facilities and other healthcare facilities. Although our strategic focus is on equity, the Company has the intent to provide financing, including first mortgages, B Notes, mezzanine loans and construction loans, to meet our clients’ needs across their capital structure, when such investments provide opportunistic returns. This hybrid strategy of focusing on equity investments and making mortgage investments where appropriate provides Care the flexibility to respond to shifts in the healthcare and capital markets to capture value where market opportunities arise.
     Care is externally managed and advised by CIT Healthcare LLC (“Manager”). Our Manager is a healthcare finance company that offers a full-spectrum of financing solutions and related strategic advisory services to companies across the healthcare industry throughout the United States. Our Manager was formed in 2004 and is a wholly-owned subsidiary of CIT Group Inc. (“CIT”), a leading middle market global commercial finance company that provides financial and advisory services.
Critical Accounting Policies
     A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2007 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. There have been no significant changes to those policies during the three month and six month periods ended June 30, 2008 except those disclosed in Note 2 to the accompanying condensed consolidated financial statements.

Results of Operations
     Care commenced operations on June 22, 2007; thus, there is no meaningful prior period information for comparison to the three month and six month periods ended June 30, 2008. Therefore, the following management discussion and analysis is specific to the results of Care’s activity for the three and six months ended June 30, 2008.
Results for the three months ended June 30, 2008
  Revenue
     We earned investment income on our portfolio of mortgage investments of approximately $3.5 million for the three month period ended June 30, 2008. Our portfolio of mortgage investments are all variable rate instruments, and at June 30, 2008, had a weighted average spread of 4.46% over one month LIBOR, and an average maturity of approximately three years. The effective yield on the portfolio at the period ended June 30, 2008 was 6.92%.
     Other income for the three month period ended June 30, 2008, reflects $0.2 million in interest earned on invested cash balances, as well as miscellaneous fees.
  Expenses
     For the three months ended June 30, 2008, we recorded total related party expenses of approximately $1.3 million consisting of the base management fee payable to our Manager under our management agreement.
     Marketing, general and administrative expenses were approximately $0.5 million for the three months ended June 30, 2008 and consist of professional fees, insurance and general overhead costs for the Company. Included in our expenses is stock based non-employee compensation related to our issuance of restricted common stock to our Manager’s employees, some of whom are also Care officers or directors, and our independent directors. Pursuant to SFAS 123R, we recognized $0.4 million in reversal of expense for the three month period ended June 30, 2008 related to these stock grants. The balance of this compensation will be recognized over the remaining vesting period and the amount of the compensation adjusted to fair value at each measurement date pursuant to SFAS 123R. In addition, we paid $0.1 million in stock-based compensation related to shares of our common stock earned by our independent directors as part of their compensation. Each independent director is paid a base retainer of $100,000, which is payable 50% in cash and 50% in stock. Payments are made quarterly in arrears. Shares of our common stock issued to our independent directors as part of their annual compensation vest immediately and are expensed by us accordingly.
     The management fees, expense reimbursements, and the relationship between our Manager and us are discussed further in “Related Party Transactions”.
  Loss from investments in partially-owned entities
     For the three months ended June 30, 2008, net loss from partially-owned entities amounted to $1.1 million. Our equity in the non-cash operating loss of the Cambridge properties was $1.4 million which was partially offset by our share of equity income in SMC of $0.3 million.
  Unrealized gains on derivatives
     We recognized a $0.2 million unrealized gain on the fair value of our obligation to issue partnership units related to the Cambridge transaction, and a $44,000 gain on the fair value of our interest rate caps. See Notes 10 and 14 for more information.
  Interest Expense
     We increased our borrowings under our warehouse line of credit to $38.3 million and incurred interest expense of approximately $0.4 million. In order to increase our net income and the cash flows available to pay dividends to our stockholders, we intend to pursue a strategy of acquiring additional investments by leveraging our portfolio of investments through our warehouse line, dedicated asset financing and other borrowings. Additionally, we incurred approximately $0.1 million of interest expense on our mortgage debt that was incurred for the acquisition of the 12 facilities from Bickford. See Note 3 for further discussion.
Results for the six months ended June 30, 2008
  Revenue
     We earned investment income on our portfolio of mortgage investments of approximately $8.2 million for the six month period ended June 30, 2008. Our portfolio of mortgage investments are all variable rate instruments, and at June 30, 2008, had a weighted average spread of 4.46% over one month LIBOR, and an average maturity of approximately 3 years. The effective yield on the portfolio for the period ended June 30, 2008 was 6.92%.
     Other income for the six month period ended June 30, 2008, reflects $0.4 million in interest earned on invested cash balances, as well as miscellaneous fees.
  Expenses
     For the six months ended June 30, 2008, we recorded total related party expenses of approximately $2.6 million consisting of the base management fee payable to our Manager under our management agreement. No incentive fees were paid to our Manager.
     Marketing, general and administrative expenses were approximately $1.5 million for the six months ended June 30, 2008 and consist of professional fees, insurance and general overhead costs for the Company. Included in our expenses is stock based non-employee compensation related to our issuance of shares of restricted common stock to our Manager’s employees, some of whom are also Care officers or directors, and our independent directors. Pursuant to SFAS 123R, we recognized $0.2 million in reversal of expense for the six month period ended June 30, 2008 related to these stock grants. The balance of this compensation will be recognized over the remaining vesting period and the amount of the compensation adjusted to fair value at each measurement date pursuant to SFAS 123R. In addition, we paid $0.1 million in stock-based compensation related to shares of our common stock earned by our independent directors as part of their compensation. Each independent director is paid a base retainer of $100,000, which is payable 50% in cash and 50% in stock. Payments are made quarterly in arrears. Shares of our common stock issued to our independent directors as part of their annual compensation vest immediately and are expensed by us accordingly.
     The management fees, expense reimbursements, and the relationship between our Manager and us are discussed further in “Related Party Transactions”.
  Loss from investments in partially-owned entities
     For the six months ended June 30, 2008, net loss from partially-owned entities amounted to $2.2 million. Our equity in the operating loss of the Cambridge properties was $2.8 million which was partially offset by our share of equity income in SMC of $0.6 million.
  Unrealized gains on derivatives
     We recognized approximately $22,000 unrealized gain on the fair value of our obligation to issue partnership units related to the Cambridge transaction and a $23,000 unrealized gain on the fair value of our interest rate caps during the six months ended June 30, 2008. See Notes 10 and 14 for more information.
  Interest Expense
     We increased our borrowings under our warehouse line of credit to $38.3 million and incurred interest expense of approximately $0.7 million during the six months ended June 30, 2008. The increase in interest expense is due to the increase in the outstanding balance and the increase in the interest rate under our warehouse line of credit, which took effect on June 1, 2008. See Note 7. In order to increase our net income and the cash flows available to pay dividends to our stockholders, we intend to pursue a strategy of acquiring additional investments by leveraging our portfolio of investments through our warehouse line, dedicated asset financing and other borrowings. Additionally, we incurred approximately $0.1 million of interest expense on our mortgage debt that was incurred for the acquisition of the twelve facilities from Bickford during the six months ended June 30, 2008,
Cash Flows
     Cash and cash equivalents were $15.4 million at June 30, 2008, up from $15.3 million at December 31, 2007. The $0.1 million increase was largely attributable to cash flow from operations for the first half of $1.6. Investment activities utilized $81.4 million and net financing activities contributed an additional $79.9 million.
     Net cash provided by operating activities for the six month period ended June 30, 2008 amounted to $1.6 million. Net income before adjustments provided $1.1 million. Equity in the operating results of, and distributions from, investments in partially-owned entities added $2.7 million. Non-cash charges for amortization of loan premium, deferred financing cost, amortization of deferred loan fees, reversal of expense on stock-based compensation, unrealized gains on derivatives, depreciation and amortization and the net loss on the prepayment of a loan contributed $1.2 million. The net change in operating assets and liabilities used $3.4 million in cash flow and consisted of a $3.2 million increase in other assets and a $0.3 million reduction in accounts payable and accrued expenses, offset by $0.7 million in accrued interest collected and a $0.6 million decrease in other liabilities.
     Net cash used in investing activities for the six month period ended June 30, 2008 totaled $81.4 million and was primarily used to extend new loans and additional advances to existing borrowers for $10.7 million, net of $0.4 million of origination fees, and to fund a $100.8 million investment in real estate. Principal amortizations and prepayments on our mortgage portfolio provided $30.2 million and we incurred an additional $0.1 million in deferred expenses related to our investments in partially-owned entities.
     Net cash provided by financing activities for the six month period ended June 30, 2008, was approximately $79.9 million which resulted from additional draw downs on our warehouse line of credit amounting to $13.6 million, borrowing on a mortgage of $74.6 to acquire the real estate properties, offset by dividend payments of $7.2 million. In addition, we made principal payments on the warehouse line of approximately $0.3 million and deferred additional expenditures related to the mortgage debt of $0.8 million.
Liquidity and Capital Resources
     Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain loans and other investments, pay dividends and other general business needs. Our primary sources of liquidity are net interest income earned on our portfolio of loans, lease income from our real estate properties, distributions from our joint ventures and interest income earned from our available cash balances. Additional sources of liquidity are net cash provided by operating activities, repayment of principal by our borrowers in connection with our loans and investments, asset-specific borrowings and borrowings under our warehouse facility. We believe that we have adequate liquidity to continue to operate, and execute our business plan for at least the next twelve months.
     As of June 30, 2008, the Company had $15.4 million in cash and cash equivalents, including $1.8 million related to customer deposits maintained in an unrestricted account. In addition, Care has commitments at June 30, 2008 to extend credit or finance tenant improvements in 2008 amounting to $14.8 million (See Note 13 and the Table under “Contractual Obligations”). Under the terms of the Master Repurchase Agreement (as amended in June 2008) for our warehouse line of credit with Column Financial, Inc., Care is required to maintain minimum liquidity of $5 million under the current level of the line usage. The Company continues to seek other financing sources, including asset specific debt and leveraging unencumbered assets to secure additional borrowings.
     Since our initial public offering in June 2007, liquidity in the global credit markets has been reduced and interest rate spreads have widened significantly. Dislocations in the global credit markets, including securitized financing vehicles such as short-term warehouse facilities and longer-term structures such as CDOs and CMBS, have resulted in significant contraction of liquidity.
     As of December 31, 2007, the Company pledged five mortgage loans with a total principal balance of $92.3 million into the warehouse line and had $25.0 million in borrowings outstanding under the line which was used to partially fund our investments in Cambridge and SMC. In January 2008, Care pledged additional assets to the warehouse line providing increased availability under the line, and on February 19, 2008, utilized $10.2 million in additional borrowings to fund a new mortgage investment. On March 19, 2008, we drew another $3.4 million on the warehouse line. Pledging additional eligible assets into the warehouse line may provide additional funding availability up to approximately $24 million, subject to the purchase of interest rate caps and at the sole discretion and current underwriting standards of our lender. However, with widespread dislocation in the debt markets persisting well into 2008, we cannot be assured with any certainty that additional funds from the warehouse facility will be advanced. In addition, should we not be able to consummate a securitization transaction, our warehouse provider could liquidate the warehoused collateral and we would have to pay any amount by which the original purchase price of the collateral exceeds its sale price, subject to negotiated caps, if any, on our exposure, notwithstanding Care’s right to repay the outstanding obligation under the warehouse line.
     Our ability to meet our long-term liquidity and capital resource requirements will be subject to obtaining additional debt financing and equity capital. We cannot anticipate when credit markets will stabilize and liquidity will become available. Our actual leverage will depend on our mix of investments and the cost and availability of leverage. If we are unable to renew, replace or expand our sources of financing, it may have an adverse effect on our business, results of operations, and ability to make distributions to our stockholders. Any indebtedness we incur will likely be subject to continuing covenants and we will likely be required to make continuing representations and warranties about our company in connection with such debt. Our debt financing terms may require us to keep un-invested cash on hand, or to maintain a certain portion of our assets free of liens, each of which could serve to limit our borrowing ability. Moreover, our debt may be secured by our assets. If we default in the payment of interest or principal on any such debt, breach any representation or warranty in connection with any borrowing or violate any covenant in any loan document, our lender may accelerate the maturity of such debt requiring us to immediately repay all outstanding principal. If we are unable to make such payment, our lender could foreclose on our assets that are pledged as collateral to such lender. The lender could also sue us or force us into bankruptcy. Any such event would have a material adverse effect on our liquidity and the value of our common stock. In addition, posting additional collateral to support our credit facilities will reduce our liquidity and limit our ability to leverage our assets.
     To maintain our status as a REIT under the Internal Revenue Code, we must distribute annually at least 90% of our REIT taxable income. These distribution requirements limit our ability to retain earnings and thereby replenish or increase capital for operations. We believe that, if the credit markets return to more historically normal conditions, our capital resources and access to financing will provide us with financial flexibility at levels sufficient to meet current and anticipated capital requirements, including funding new lending and investment opportunities, paying distributions to our stockholders and servicing our debt obligations.
Capitalization
     As of June 30, 2008, we had 21,004,323 shares of common stock outstanding.
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
     Our operating results will depend in large part on differences between the income from assets in our mortgage loan portfolio and our borrowing costs. All of our loan assets are variable-rate instruments that we finance with variable rate debt. The objective of this strategy is to minimize the impact of interest rate changes on the spread between the yield on our assets and our cost of funds. Some of our loans may be subject to various interest rate floors. As a result, if interest rates fall below the floor rates, the spread between the yield on our assets and our cost of funds will increase, which will generally increase our returns.

     At present, our portfolio of variable rate mortgage loans is substantially funded by our equity as restrictive conditions in the securitized debt markets have not enabled us to leverage the portfolio through our warehouse line as we originally intended. Accordingly, the income we earn on these loans is subject to variability in interest rates. At current investment levels, changes in interest rates at the magnitudes listed would have the following estimated effect on our gross annual income from investments in loans:

Increase/(decrease) in income
from investments in loans
Increase/(decrease) in interest rate	(dollars in thousands)
(200) basis points	($1,716,000)
(150) basis points	(1,287,000)
(100) basis points	(858,000)
Base interest rate	0
+100 basis points	917,000
+150 basis points	1,433,000
+200 basis points	2,134,000
     In the event of a significant rising interest rate environment and/or economic downturn, delinquencies and defaults could increase and result in credit losses to us, which could adversely affect our liquidity and operating results. Further, such delinquencies or defaults could have an adverse effect on the spreads between interest-earning assets and interest-bearing liabilities.
     Our original funding strategy involved leveraging our loan investments through borrowings, generally through the use of warehouse facilities, bank credit facilities, repurchase agreements, secured loans, securitizations, including the issuance of CDOs or CMBS, loans to entities in which we hold, directly or indirectly, interests in pools of assets, and other borrowings. In the short term we intend to use warehouse lines of credit, to the extent available, to finance the acquisition of assets as well as utilizing asset-specific debt. Currently, the availability of liquidity through CDOs is very limited due to investor concerns over dislocations in the debt markets, hedge fund losses, the large volume of unsuccessful leveraged loan syndications and related impact on the overall credit markets. These concerns have materially impacted liquidity in the debt markets, making financing terms for borrowers significantly less attractive. We cannot foresee when credit markets may stabilize and liquidity becomes available.
Contractual Obligations
     Under the Management Agreement we entered into in connection with our initial public offering, our Manager, subject to the oversight of the Company’s Board of Directors, is required to manage the day-to-day activities of Care, for which the Manager receives a base management fee and is eligible for an incentive fee. The Management Agreement has an initial term expiring on June 30, 2010, and will be automatically renewed for one-year terms thereafter unless either we or our Manager elect not to renew the agreement. The base management fee is payable monthly in arrears in an amount equal to 1/12 of 1.75% of the Company stockholders’ equity at the end of each month, computed in accordance with GAAP, adjusted for certain items pursuant to the terms of the agreement. Our Manager is also eligible to receive an incentive fee, payable quarterly in arrears, based upon performance thresholds stipulated in the Management Agreement. For the period ended June 30, 2008, we recognized $2.6 million in management fee expense related to the base management fee, and our Manager was not eligible for an incentive fee. (See Note 15).
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
     On October 1, 2007, Care entered into a master repurchase agreement (“Agreement”) with Column Financial, Inc., an affiliate of Credit Suisse (“Column”, for short-term financing through a warehouse facility. The Agreement provides an initial line of credit up to $300 million, which may be increased temporarily to an aggregate amount of $400 million. Under the terms of the Agreement, Care may receive up to 50% of the value of each loan sold into the warehouse based on Column’s underwriting of such loan and will agree to repurchase each loan at a future date. The term of the Agreement is for three years and may be terminated by Column at any time on not less than one year’s notice. In addition, Column has the right to issue margin calls in certain situations which Care must satisfy in cash within one business day. The Agreement also requires the Company to maintain certain financial covenants. From the time of sale until the time of repurchase, Care is required to pay Column a monthly price differential payment set at one month LIBOR + 1.0%. In addition, partial amortization of the principal borrowed is required. As of June 30, 2008, the Company had $38.3 million in borrowings under the facility.
     The table below summarizes our contractual obligations as of June 30, 2008 (Amounts in millions).

	2008	2009	2010	2011	2012+
Repayment of warehouse borrowing	$0.3	$0.6	$37.4	$—	$—
Repayment including interest on mortgage note payable	$2.1	$5.4	$5.8	$5.8	$90.5
Commitments to fund loans	$5.0	$—	$—	$—	$—
Commitments to fund tenant improvements	$2.3	$7.4	$0.1	$—	$—
Management fees	$2.5	$2.5	$1.2	$—	$—
     We are required to make monthly amortization payments on our borrowings under our warehouse facility with Column. Estimated amortizations based on experience to date are included in the table for 2008 and 2009, with the balance due in 2010 at the expiration of the facility. Interest on our borrowing under the warehouse line is not included in the table because it is not fixed and determinable. The estimated amounts and timing of the commitments to fund loans presented above are based on projections based on data provided by borrowers. The projections are subject to adjustments based on changes in borrowers’ needs. The estimated amounts and timing of the commitments to fund tenant improvements are based on projections by the property managers who are affiliates of Cambridge. We have estimated amounts due to our Manager under the Management Agreement based on experience to date and estimates of our capital position in the near-term, until the expiration of the agreement in June 2010.
Off-Balance Sheet Arrangements
     As of June 30, 2008, we had no off-balance sheet arrangements.
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
     Please see Note 9 Related Party Transactions — Management Agreement in the Notes to Consolidated Financial Statements in Part I — Item 1 for a summary description of the compensation, fees and costs payable to our Manager.
     Transactions with our Manager included:
•	Our $3.5 million liability to our Manager for professional fees paid and other third party costs incurred by our Manager on behalf of Care, management fees and other general expenses related to business operations.

•	Our expense recognition of $1.3 million and $2.6 million for the three and six months ended June 30, 2008, respectively, for the Base Management Fee. The Manager did not earn an incentive fee during the period.
     In addition, pursuant to SFAS 123R, we recognized approximately $0.4 million reversal of expense during the quarter, related to the continuing vesting of the 118,333 shares of restricted stock granted to our independent board members and Manager’s employees, some of whom are also Care officers and directors.
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

  FFO and AFFO
     We believe that FFO and AFFO are helpful to investors as measures of the performance of a REIT because, along with cash flow from operating activities, financing activities and investing activities, FFO and AFFO provide investors with an indication of our ability to incur and service debt, to make investments and to fund other cash needs. AFFO, as defined in our agreement with our Manager, also provides the basis for the computation of the amount of the incentive fee payable to our Manager.
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
     FFO and AFFO for the three months ended June 30, 2008 were as follows (in thousands except per share data):

	For the three months ended
	June 30, 2008
	FFO	AFFO
Net income	$659	$659
Add:
Proportionate share of depreciation and amortization of real property related to partially-owned entities	2,335	2,335
Depreciation and amortization on real estate	43	43
Stock-based compensation	—	(424)
Unrealized gain on revaluation of obligation to issue partnership units(1)	—	(195)

Funds From Operations and Adjusted Funds From Operations	$3,037	$2,418

FFO and Adjusted FFO per share basic and diluted	$0.15	$0.12
Weighted average shares outstanding — basic and diluted	20,880,990	20,880,990

	For the six months ended
	June 30, 2008
	FFO	AFFO
Net income	$1,118	$1,118
Add:
Proportionate share of depreciation and amortization of real property related to partially-owned entities	4,656	4,656
Depreciation and amortization on real estate	43	43
Loss on prepayment of mortgage loan	—	317
Stock-based compensation	—	(236)
Unrealized gain on revaluation of obligation to issue partnership units(1)	—	(22)

Funds From Operations and Adjusted Funds From Operations	$5,817	$5,876

FFO and Adjusted FFO per share basic and diluted	$0.28	$0.28
Weighted average shares outstanding — basic and diluted	20,877,998	20,877,998

(1)	As defined in our agreement with our Manager, AFFO may be adjusted for other non-cash charges after discussion with the Manager and the independent directors and approval by the majority of the independent directors. Accordingly, our independent directors have approved an adjustment to AFFO for unrealized loss on revaluation of obligation to issue partnership units.

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
     The forward looking statements are based on our beliefs, assumptions, and expectations of our future performance, taking into account the information currently available to us. These beliefs, assumptions, and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, and results of operations may vary materially from those expressed in our forward looking statements. You should carefully consider this risk when you make a decision concerning an investment in our securities, along with the following factors, among others, that could cause actual results to vary from our forward looking statements:
•	the factors referenced in this Form 10-Q, including those set forth under the section captioned “Risk Factors”;

•	general volatility of the securities markets in which we invest and the market price of our common stock;

•	changes in our business or investment strategy;

•	changes in healthcare laws and regulations;

•	availability, terms and deployment of capital;

•	availability of qualified personnel;

•	changes in our industry, interest rates, the debt securities markets, the general economy or the commercial finance and real estate markets specifically;

•	the degree and nature of our competition;

•	the performance and financial condition of borrowers, operators and corporate customers;

•	increased rates of default and/or decreased recovery rates on our investments;

•	increased prepayments of the mortgage and other loans underlying our mortgage-backed or other asset-backed securities;

•	changes in governmental regulations, tax rates and similar matters;

•	legislative and regulatory changes (including changes to laws governing the taxation of REITs or the exemptions from registration as an investment company);

•	availability of investment opportunities in real estate-related and other securities;

•	the adequacy of our cash reserves and working capital; and

•	the timing of cash flows, if any, from our investments.
     When we use words such as “will likely result,” “may,” “shall,” “believe,” “expect,” “anticipate,” “project,” “intend,” “estimate,” “goal,” “objective,” or similar expressions, we intend to identify forward looking statements. You should not place undue reliance on these forward looking statements. We are not obligated to publicly update or revise any forward looking statements, whether as a result of new information, future events, or otherwise.

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
Changes in Internal Control over Financial Reporting
     There has been no change in our internal control over financial reporting during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Sarbanes-Oxley 404 Reporting
     We are not required to comply with all of the rules and regulations of the Securities and Exchange Commission, particularly the requirement that we include in our annual report on Form 10-K a report of management and accompanying auditor’s report on the Company’s internal control over financial reporting (“404 reporting”). Compliance by the Company with the 404 reporting rules and regulations will be required in our annual report on Form 10-K for the fiscal year ending December 31, 2008, unless the rules and regulations governing 404 reporting are revised.

Part II. Other Information
ITEM 1. Legal Proceedings
     On September 18, 2007, a class action complaint for violations of federal securities laws was filed in the United States District Court, Southern District of New York alleging that the Registration Statement relating the initial public offering of shares of Care Investment Trust Inc.’s common stock, filed on June 21, 2007, failed to disclose that certain of the assets in the contributed portfolio were materially impaired and overvalued and that Care was experiencing increasing difficulty in securing its warehouse financing lines. On January 18, 2008, the court entered an order appointing co-lead plaintiffs and co-lead counsel. On February 19, 2008, the co-lead plaintiffs filed an amended complaint citing additional evidentiary support for the allegations in the complaint. Care believes the complaint and allegations are without merit and intend to defend against the complaint and allegations vigorously. The Company filed a motion to dismiss the complaint on April 22, 2008. The plaintiffs filed an opposition to the Company’s motion to dismiss on July 9, 2008. However, the outcome of this matter cannot currently be predicted. To date, Care has incurred approximately $0.4 million to defend against this complaint. No provision for loss, if any, related to this matter has been accrued at June 30, 2008.
     Care is not presently involved in any other material litigation nor, to our knowledge, is any material litigation threatened against us or our investments, other than routine litigation arising in the ordinary course of business. Management believes the costs, if any, incurred by us related to litigation will not materially affect our financial position, operating results or liquidity.
ITEM 1A. Risk Factors
Risk Factors
     There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     Our 2008 Annual Meeting of Stockholders (the “Annual Meeting”) was held on June 3, 2008.
     Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Exchange Act. There were no solicitations in opposition to management’s nominees for the Board of Directors as listed in our proxy statement or to any other proposals contained in the proxy statement. All such nominees were elected and all such other proposals were approved by our stockholders.
     At the Annual Meeting, stockholders voted on the election of seven directors for the ensuing year. The number of votes cast for and withheld from each nominee for director is set forth below:

Nominee	For	Withheld
Kirk E. Gorman	14,613,891	2,378,829
Flint D. Besecker	14,454,751	2,537,969
Gerald E. Bisbee, Jr., Ph.D.	14,613,891	2,378,829
Alexandra Lebenthal	14,613,891	2,378,829
Walter J. Owens	14,454,751	2,537,969
Karen P. Robards	14,604,258	2,388,462
J. Rainer Twiford	14,613,891	2,378,829

     At the Annual Meeting, stockholders also voted on a proposal to ratify the appointment of Deloitte LLP as our independent registered public accounting firm for fiscal year 2008. The number of votes cast for and against this proposal and the number of abstentions and broker non-votes are set forth below:

		Abstentions and
For	Against	Broker Non-Votes
14,621,337	2,364,890	6,493
ITEM 6. Exhibits
     Except as indicated by an asterisk (*), the following exhibits are filed herewith as part of this Form 10-Q.
(a)	Exhibits
10.1	Restricted Stock Unit Agreement Under the 2007 Care Investment Trust Inc. Equity Plan (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33549), filed on April 14, 2008)*

10.2	Form of Restricted Stock Unit Agreement Under the 2007 Care Investment Trust Inc. Equity Plan (previously filed as Exhibit 10.2 to the Company’s Form 8-K (File No. 001-33549), filed on April 14, 2008)*

10.3	Purchase and Sale Contract by and among Care YBE Subsidiary LLC, as Buyer, the Sellers and Parties Affiliated with the Sellers Named Therein, Bickford Master I, L.L.C. as Tenant and Care Investment Trust Inc., dated May 14, 2008 (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33549), filed on May 20, 2008)*

10.4	Earn Out Agreement by and among Ames Bickford Cottage, L.L.C., Bourbonnais Bickford House, L.L.C., Burlington Bickford Cottage, L.L.C., Crawfordsville Bickford Cottage, L.L.C., Lincoln Bickford Cottage, L.L.C., Marshalltown Bickford Cottage, L.L.C., Moline Bickford Cottage, L.L.C., Muscatine Bickford Cottage, L.L.C., Quincy Bickford Cottage, L.L.C., Rockford Bickford House, L.L.C., Springfield Bickford House, L.L.C., Urbandale Bickford Cottage, L.L.C., Care YBE Subsidiary LLC, Bickford Master I, L.L.C., Bickford Senior Living Group, L.L.C., and Eby Realty Group, L.L.C., dated as of June 26, 2008 (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33549), filed on July 2, 2008)*

10.5	Multifamily Note by Care YBE Subsidiary LLC in favor of Red Mortgage Capital, Inc., dated June 26, 2008 (previously filed as Exhibit 10.2 to the Company’s Form 8-K (File No. 001-33549), filed on July 2, 2008)*

10.6	Exceptions to Non-Recourse Guaranty by Care Investment Trust Inc. for the benefit of Red Mortgage Capital, Inc., dated as of June 26, 2008 (previously filed as Exhibit 10.3 to the Company’s Form 8-K (File No. 001-33549), filed on July 2, 2008)*

10.7	Master Lease Agreement by and between Care YBE Subsidiary LLC and Bickford Master I, L.L.C., dated as of June 26, 2008 (previously filed as Exhibit 10.4 to the Company’s Form 8-K (File No. 001-33549), filed on July 2, 2008)*

10.8	Amendment No. 3 by and among Column Financial, Inc., Care QRS 2007 Re Holdings Corp., Care Mezz QRS 2007 Re Holdings Corp. and Care Investment Trust Inc., dated as of June 26, 2008 (previously filed as Exhibit 10.5 to the Company’s Form 8-K (File No. 001-33549), filed on July 2, 2008)*

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Care Investment Trust Inc.
By:	/s/ Frank Plenskofski
Frank Plenskofski
Chief Financial Officer and Treasurer

August 14, 2008

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