Form 10-Q
period 2008-09-30
Care Investment Trust Inc.
filed 2008-11-14
CIK 1393726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008

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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 under the Securities Exchange Act of 1934.
Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.
     As of November 13, 2008, there were 21,021,359 shares, par value $0.001, of the registrant’s common stock outstanding.

Part I — Financial Information:

ITEM 1.	Financial Statements	3-18

	Condensed Consolidated Balance Sheets as of September 30, 2008 (Unaudited) and December 31, 2007	3

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2008 and for the Period from June 22, 2007 (Commencement of Operations) to September 30, 2007 (Unaudited)	4

	Condensed Consolidated Statement of Stockholders’ Equity for the Nine Months ended September 30, 2008 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008 and for the Period from June 22, 2007 (Commencement of Operations) to September 30, 2007 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7-18

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations And	19

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	19

ITEM 4T.	Controls and Procedures	32

Part II — Other Information:

ITEM 1.	Legal Proceedings	33

ITEM 1A	Risk Factors	33

ITEM 5.	Other Matters	33

ITEM 6.	Exhibits	34

Signatures		35
EX-10.4: PERFORMANCE SHARE AWARD AGREEMENT
EX-10.5: AMENDMENT TO MASTER REPURCHASE AGREEMENT
EX-23.1: CONSENT OF DELOITTE & TOUCHE
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

Part I — Financial Information
ITEM 1. Financial Statements
Care Investment Trust Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(dollars in thousands — except share and per share data)

	September 30,
	2008	December 31,
	(Unaudited)	2007
Assets:
Real Estate:
Land	$5,020	$—
Buildings and improvements	101,524	—
Less: accumulated depreciation and amortization	(987)	—

Total real estate, net	105,557	—
Cash and cash equivalents	17,538	15,319
Investments in loans	190,138	236,833
Investment in loan held for sale	22,497	—
Investments in partially-owned entities	66,129	72,353
Accrued interest receivable	1,167	1,899
Deferred financing costs, net of accumulated amortization of $231 and $69, respectively	1,448	757
Identified intangible assets — leases in place, net	4,243	—
Other assets	3,475	1,237

Total assets	$412,192	$328,398

Liabilities and Stockholders’ Equity
Liabilities:
Borrowings under warehouse line of credit	$37,781	$25,000
Mortgage notes payable	82,227	—
Accounts payable and accrued expenses	1,534	1,509
Accrued expenses payable to related party	4,003	3,119
Obligation to issue operating partnership units	3,451	2,850
Other liabilities	1,278	2,585

Total liabilities	130,274	35,063
Commitments and Contingencies (Note 14)
Stockholders’ Equity:
Common stock: $0.001 par value, 250,000,000 shares authorized, 21,014,831 and 21,017,588 shares issued and outstanding, respectively	21	21
Additional paid-in-capital	300,163	298,444
Accumulated deficit	(18,266)	(5,130)

Total stockholders’ equity	281,918	293,335

Total Liabilities and Stockholders’ Equity	$412,192	$328,398

See Notes to Condensed Consolidated Financial Statements.

Care Investment Trust Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(dollars in thousands — except share and per share data)

				Period from June
				22, 2007
				(Commencement of
	Three Months Ended	Three Months Ended	Nine Months Ended	Operations) to
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Revenues
Rental revenue	$2,871	$—	$2,987	$—
Income from investments in loans	3,647	5,907	11,802	6,480
Other income	100	217	448	220

Total revenues	6,618	6,124	15,237	6,700
Expenses
Management fees to related party	860	1,279	3,432	1,335
Marketing, general and administrative (including stock-based compensation expense of $947; $142; $710 and $9,276, respectively)	2,418	1,131	3,956	10,548
Depreciation and amortization	1,133	—	1,179	—
Unrealized loss on loan held for sale	2,198	—	2,198	—
Loss on loan prepayment	—	—	310	—

Total expenses	6,609	2,410	11,075	11,883

Income (loss) from operations	9	3,714	4,162	(5,183)
Loss from investments in partially-owned entities	1,203	—	3,400	—
Unrealized loss on derivative instruments	633	—	587	—
Interest expense including amortization of deferred financing costs	1,711	—	2,593	—

Net (loss) income	$(3,538)	$3,714	$(2,418)	$ (5,183)

(Loss) income per share of common stock
Net (loss) income, basic and diluted	$ (0.17)	$0.18	$ (0.12)	$ (0.25)

Basic and diluted weighted average common shares outstanding	20,893,498	20,864,040	20,883,369	20,864,040

See Notes to Condensed Consolidated Financial Statements.

Care Investment Trust Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)
(dollars in thousands, except share data)

			Additional Paid	Accumulated
	Common Stock		in Capital	Deficit	Total
Balance at January 1, 2008	21,017,588	$21	$298,444	$(5,130)	$293,335
Net loss	—	—	—	(2,418)	(2,418)
Stock-based compensation — fair value	—	—	510	—	510
Issuance of warrants to the Manager	—	—	1,009	—	1,009
Stock-based compensation to directors for services rendered	19,243	*	200	—	200
Restricted stock granted to non-employees, net of forfeitures	(22,000)	*	—	—	—
Distributions declared and paid on common stock	—	—	—	(10,718)	(10,718)

	21,014,831	$21	$300,163	$(18,266)	$281,918

* Less than $500
See Notes to Condensed Consolidated Financial Statements.

Care Investment Trust Inc. and Subsidiaries
Condensed Consolidated Statement of Cash Flows (Unaudited)
(dollars in thousands)

		For the Period
		June 22, 2007
	For the Nine	(Commencement
	Months	of Operations)
	Ended	to
	September 30,	September 30,
	2008	2007
Cash Flow From Operating Activities
Net loss	$(2,418)	$(5,183)
Adjustments to reconcile net loss to net cash provided by operating activities:
Straight line of rental revenue	(577)	—
Unrealized loss on loan held for sale	2,198	—
Loss from investments in partially-owned entities	3,400	—
Distributions of income from partially-owned entities	2,981	—
Amortization of loan premium paid on investment in loans	1,086	268
Amortization of deferred financing cost	213	—
Amortization of deferred loan fees	361	(72)
Stock-based compensation to manager	—	9,115
Stock-based non-employee compensation	710	161
Depreciation and amortization on real estate, including intangible assets	1,179	—
Unrealized loss on derivative instruments	587	—
Loss (gain) on loan prepayment	310	(65)
Changes in operating assets and liabilities:
Accrued interest receivable	733	(2,336)
Other assets	(639)	(2,475)
Accounts payable and accrued expenses	24	5,590
Other liabilities including payable to related party	(423)	1,924

Net cash provided by operating activities	9,725	6,927
Cash Flow From Investing Activities
Purchase of initial assets from Manager	—	(204,272)
Loan repayments	30,959	27,558
Loan investments	(10,715)	(16,564)
Investments in partially-owned entities	(157)	—
Investments in real estate	(110,980)	—

Net cash used in investing activities	(90,893)	(193,278)
Cash Flow From Financing Activities
Proceeds from sale of common stock	—	225,000
Underwriting and offering costs	—	(14,730)
Borrowing under mortgage notes payable	82,227	—
Borrowings under warehouse line of credit	13,601	—
Principal payments under warehouse line of credit	(819)	—
Deferred financing costs	(904)	—
Dividends paid	(10,718)	—

Net cash provided by financing activities	83,387	210,270
Net increase in cash and cash equivalents	2,219	23,919
Cash and cash equivalents, beginning of period	15,319	—

Cash and cash equivalents, end of period	$17,538	$23,919

Supplemental Disclosure of Cash Flow Information
Issuance of Warrant to Manager (Note 10)	$1,009	$—

See Notes to Condensed Consolidated Financial Statements.

Care Investment Trust Inc. and Subsidiaries — Notes to
Condensed Consolidated Financial Statements (Unaudited)
September 30, 2008
Note 1 — Organization
     Care Investment Trust Inc. (together with its subsidiaries, the “Company” or “Care” unless otherwise indicated or except where the context otherwise requires, “we”, “us” or “our”) is a real estate investment trust (“REIT”) with a geographically diverse portfolio of senior housing and healthcare-related assets in the United States. Care is externally managed and advised by CIT Healthcare LLC (“Manager”). As of September 30, 2008, this portfolio of assets consisted of real-estate and mortgage related assets for senior housing facilities, skilled nursing facilities, medical office properties and first mortgage liens on healthcare related assets. Our senior housing facilities are leased, under “triple-net” leases, which require the tenants to pay all property-related expenses.
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
Note 2 — Basis of Presentation
     The condensed consolidated balance sheet at September 30, 2008, the condensed consolidated statements of operations for the three and nine months ended September 30, 2008 and for the period June 22, 2007 (Commencement of Operations) to September 30, 2007, the condensed consolidated statement of stockholders’ equity for the nine months ended September 30, 2008 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2008 and for the period June 22, 2007 (Commencement of Operations) to September 30, 2007 are unaudited. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been made. The condensed consolidated balance sheet as of December 31, 2007 has been derived from the audited consolidated balance sheet as of that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the operating results for the full year.
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

     Our properties, including any related intangible assets, are reviewed for impairment if events or circumstances change indicating that the carrying amount of the assets may not be recoverable. An impairment exists when the carrying amount of an asset exceeds its fair value. An impairment loss is measured based on the excess of the carrying amount over the fair value. We have determined fair value by using a discounted cash flow model and an appropriate discount rate. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. If our anticipated holding periods change or estimated cash flows decline based on market conditions or otherwise, an impairment loss may be recognized. As of September 30, 2008, we have not recognized an impairment loss.
     Rents are recognized over the non-cancelable term of the related leases on a straight-line basis which includes the effects of rent escalations. We commence rental revenue recognition when the tenant takes control of the leased space.
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America and expands disclosures about fair value measurements. SFAS 157 was effective for our financial assets and liabilities on January 1, 2008. The FASB has deferred the implementation of the provisions of SFAS 157 relating to certain non-financial assets and liabilities until January 1, 2009. This standard did not materially affect how we determine fair value, but resulted in certain additional disclosures. SFAS 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels: Level 1 — quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities; Level 2 — observable prices that are based on inputs not quoted in active markets, but corroborated by market data; and Level 3 — unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. (see Note 11)
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) — Including an amendment of FASB Statement No. 115. This statement permits companies to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for the Company on January 1, 2008. The Company did not elect the fair value option for any of its existing financial instruments on the effective date and has not determined whether or not it will elect this option for any eligible financial instruments it acquires in the future.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”) — an amendment of ARB No. 51. SFAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS 160 is effective for the Company on January 1, 2009. The Company is currently evaluating the impact adopting SFAS 160 will have on its consolidated financial statements.
     In December 2007, the FASB issued SFAS 141R, Business Combinations (“SFAS 141R”). SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for the Company on January 1, 2009. The Company does not expect the adoption of SFAS 141R to have a material effect on its consolidated financial statements.
     On March 20, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), an amendment of FASB Statement No. 133 (“SFAS 133”). SFAS 161 provides for enhanced disclosures about how and why an entity uses derivatives and how and where those derivatives and related hedged items are reported in the entity’s financial statements. SFAS 161 also requires certain tabular formats for disclosing such information. SFAS 161 applies to all entities and all derivative instruments and related hedged items accounted for under SFAS 133. Among other things, SFAS 161 requires disclosures of an entity’s objectives and strategies for using derivatives by primary underlying risk and certain disclosures about the potential future collateral or cash requirements (that is, the effect on the entity’s liquidity) as a result of contingent credit-related features. SFAS 161 is effective for the Company on January 1, 2009. The Company is currently evaluating the impact that the adoption of SFAS 161 will have on the disclosures included in its consolidated financial statements.
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). The purpose of this statement is to improve financial reporting by providing a consistent framework for determining applicable accounting principles to be used in the preparation of financial statements presented in conformity with GAAP. SFAS 162 will become effective 60 days after the SEC’s approval. We believe that the adoption of this standard on its effective date will not have a material effect on our consolidated financial statements.
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
     On September 30, 2008, we purchased two additional senior living properties for approximately $10.2 million from Bickford Senior Living Group LLC. Concurrent with the purchase, we leased these properties back to Bickford for initial annual base rent of $0.8 million and additional base rent of $0.03 million with fixed escalations of 3% for 14.75 years. The leases contain an option of four renewals of ten years each. The additional base rent is deferred and accrues for the first three years and then is paid starting with the first month of the fourth year. We funded this acquisition using cash on hand and mortgage borrowings of $7.6 million. The transaction’s closing at the end of the quarter did not have a material contribution to the results of operations for the three and nine months ended September 30, 2008.
     At each acquisition, we completed a preliminary assessment of the allocation of the fair value of the acquired assets (including land, buildings, equipment and in-place leases) in accordance with SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. Based upon that assessment, the preliminary allocation of the purchase price to the fair values of the assets acquired is as follows (in millions):

Buildings, improvements and equipment	$95.5
Furniture, fixtures and equipment	6.0
Land	5.0
Identified intangibles leases in place (Note 7)	4.5

$111.0

     Additionally, as part of the above transaction we sold back a property acquired from Bickford Senior Living Group, LLC that was acquired on March 31, 2008 at its net carrying amount, which did not result in a gain or a loss to the Company.
     As of September 30, 2008, the properties owned by Care, and leased to Bickford were 100% managed or operated by Bickford Senior Living Group, LLC. As an enticement for the Company to enter into the leasing arrangement for the properties, Care received additional collateral and guarantees of the lease obligation, from parties affiliated with Bickford who act as subtenants under the master lease. The additional collateral pledged in support of Bickford’s obligation to the lease commitment included properties and ownership interests in affiliated companies of the subtenants.

     Future minimum annual rental revenue under the non-cancelable terms of the Company’s operating leases at September 30, 2008 are as follows:

2008 (partial)	$4,348,250
2009	9,249,750
2010	9,527,000
2011	10,175,875
2012	10,873,750
Thereafter	130,470,625

$174,645,250

Note 4 — Investments in Loans
     As of September 30, 2008 and December 31, 2007, our net investments in loans amounted to $190.1 million and $236.8 million, respectively. During the nine months ended September 30, 2008, we received $31.3 million in principal repayments and recognized $1.4 million in amortization of the premium we paid for the purchase of our initial assets as a reduction of interest income. Our investments include senior whole loans and participations secured primarily by real estate in the form of pledges of ownership interests, direct liens or other security interests. The investments are in various geographic markets in the United States. These investments are all variable rate at September 30, 2008, had a weighted average spread of 3.58% over one month LIBOR, and an average maturity of approximately 2.5 years. The effective yield on the portfolio at the period ended September 30, 2008, was 7.51%. As of September 30, 2008, we held the following loan investments (in thousands):

Location			Carrying	Unamortized	Seller’s	Interest	Maturity
Property Type (a)	City	State	Amount	Prem/(Disc)	Basis (b)	Rate	Date

SNF	Middle River	Maryland	$9,183	$154	$9,029	L+3.75%	03/31/11
SNF/ALF/IL	Various	Washington/Oregon	26,337	635	25,702	L+2.75%	10/04/11
SNF (d)/(e)	Various	Michigan	23,864	89	23,775	L+2.25%	03/26/12
SNF (d)/(e)	Various	Virginia	27,489	359	27,130	L+2.50%	03/01/12
SNF (d)/(e)	Various	Texas	6,608	67	6,541	L+3.00%	06/30/11
SNF (d)/(e)	Austin	Texas	4,653	27	4,626	L+3.00%	05/30/11
SNF/ICF (d)/(e)	Various	Illinois	29,564	275	29,289	L+3.00%	10/31/11
SNF (d)/(e)	San Antonio	Texas	8,482	69	8,413	L+3.50%	02/09/11
SNF/ALF (d)/(e)	Nacogdoches	Texas	9,749	235	9,514	L+3.15%	10/02/11
SNF/Sr. Appts/ALF (e)	Various	Texas/Louisiana	16,010	136	15,874	L+4.30%	02/01/11
ALF (e)	Daytona Beach	Florida	3,697	(12)	3,709	L+3.43%	08/11/11

Contributed Portfolio			165,636	$2,034	$163,602

SNF/IL (c)/(d)/(e)	Georgetown	Texas	6,018			L+3.00%	08/04/10
SNF	Aurora	Colorado	9,220			L+5.74%	07/31/09
SNF (e)	Various	Michigan	10,295			L+7.00%	02/19/10

Investment in loans, gross			191,169
Unamortized loan fees			(1,031)

Investment in loans, net			$190,138

(a)	SNF refers to skilled nursing facilities; ALF refers to assisted living facilities; IL refers to independent living facilities; ICF refers to intermediate care facility; and Sr. Appts refers to senior living apartments.

(b)	The amounts represent the amortized value of the loans acquired on June 22, 2007 from an affiliate of our Manager.

(c)	Borrower has the ability to extend the maturity date to 7/31/12 upon advanced written notice and subject to compliance with certain covenants stipulated in the loan agreement.

(d)	Pledged as collateral for borrowings under our warehouse line of credit.

(e)	The mortgages are subject to various interest rate floors ranging from 6.00% to 11.5%.
     All loans were paying in accordance with their terms as of September 30, 2008 and we have no allowance for loan losses. Nine loans secured by first mortgages with a total principal balance, net of premiums, of $115.3 million at September 30, 2008 were pledged as collateral at September 30, 2008, for borrowings under our warehouse line of credit. (see Note 8)

     Our mortgage portfolio (gross) at September 30, 2008 is diversified by property type and U.S. geographic region as follows:

	September 30, 2008
	Carrying	% of
By Property Type	Amount	Portfolio
Skilled Nursing	$99,794	52.2%
Mixed-use(1)	87,678	45.9%
Assisted Living	3,697	1.9%

Total	$191,169	100%

	Carrying	% of
By U.S. Geographic Region	Amount	Portfolio
Midwest	$91,212	47.7%
South	55,217	28.9%
Mid-Atlantic	9,183	4.8%
Northwest	26,337	13.8%
West	9,220	4.8%

	$191,169	100%

(1)	Mixed-use facilities refer to properties that provide care to different segments of the elderly population based on their needs, such as Assisted Living with Skilled Nursing capabilities.
     At September 30, 2008, our portfolio of fifteen mortgages was extended to twelve borrowers with the largest exposure to any single borrower at 17.9% of the carrying value of the portfolio. The carrying value of four loans, each to different borrowers with exposures of more than 10% of the carrying value of the total portfolio, amounted to 61.5% of the portfolio. At December 31, 2007, the largest exposure to any single borrower was 12.7% of the portfolio carrying value and five other loans, each to different borrowers each with exposures of more than 10% of the carrying value of the total portfolio, amounted to 55.2% of the portfolio.
Note 5 — Investment in Loan held for sale
     On September 30, 2008 we finalized a Mortgage Repurchase Agreement (the “Agreement”) with our Manager that provides us an option to sell loans from our investment portfolio to our Manager at the loan’s fair value on the sale date. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a discussion of the terms and conditions of the Agreement. Pursuant to the Agreement, we have agreed to sell one loan with a carrying amount of approximately $24.7 million for a price equal to 91.4% of the principal balance. The sale of the loan is expected to close on November 18, 2008. We have reclassified this loan to investment in loan held for sale in the accompanying balance sheet. In connection with the reclassification, the Company has recorded an unrealized loss of $2.2 million in the condensed consolidated statement of operations in order to reflect the loan at its estimated market value as of September 30, 2008.
Note 6 — Investment in Partially-Owned Entities
     For the three and nine months ended September 30, 2008, our equity in the loss of our Cambridge portfolio amounted to $1.5 million and $4.2 million, respectively. We incurred additional deferred expenses related to Cambridge of approximately $5,000 and $152,000 in the three months and nine months ended September 30, 2008, respectively. The Company’s investment in the Cambridge entities was $59.3 million at September 30, 2008 and $65.6 million at December 31, 2007. During the nine months ended September 30, 2008, we received $2.2 million in distributions from our investment in Cambridge.
     For the three months ended September 30, 2008, we recognized $0.3 million in equity income from our interest in Senior Management Concepts (“SMC”) and received $0.3 million in distributions. For the nine months ended September 30, 2008, we recognized $0.8 million in equity income from our interest in SMC and received $0.8 million in distributions.

Note 7 — Identified Intangible Assets — leases in place
     The following table summarizes the Company’s identified intangible assets as of September 30, 2008:

Identified intangibles — leases in place (amounts in millions)
Gross amount	$4,435
Accumulated amortization	(192)

$4,243

     The estimated annual amortization of acquired in place leases for each of the succeeding years as of September 30, 2008 is as follows: (amounts in thousands)

2008 (remainder)	$74
2009	296
2010	296
2011	296
2012	296
Thereafter	2,985
     The Company amortizes this intangible asset over the life of the assets on a straight-line basis.
Note 8 — Borrowings under Warehouse Line of Credit
     On October 1, 2007, Care entered into a master repurchase agreement (“Agreement”) with Column Financial, Inc. (“Column”), an affiliate of Credit Suisse, one of the underwriters of Care’s initial public offering in June 2007. This type of lending arrangement is often referred to as a warehouse facility. The Agreement provides an initial line of credit of up to $300 million, which may be increased temporarily to an aggregate amount of $400 million under the terms of the Agreement. Care may receive up to 50% of the value of each loan sold based on Column’s underwriting of such loan and will agree to repurchase each loan at a future date. From the time of sale until the time of repurchase, Care pays Column a monthly price differential payment set at 1.0% over LIBOR. Borrowings under the warehouse line of credit are accounted for as secured borrowings on the balance sheet.
     The term of the Agreement is for three years and may be terminated by Column at any time on not less than one year’s notice. As of September 30, 2008, Care had $37.8 million outstanding under the warehouse line. Interest expense for the three and nine months ended September 30, 2008, was $0.3 million and $1.0 million, respectively. The effective interest rate, for the quarter ended September 30, 2008, on our borrowings under the warehouse line was 3.596% (average one month LIBOR of 2.596% + 1.0%). The $37.8 million outstanding was secured by a pledge of nine first mortgages with principal balances totaling $115.3 million at September 30, 2008. Care paid approximately $0.5 million and $0.8 million in principal amortization during the three and nine months ended September 30, 2008, respectively. Costs incurred to establish the warehouse line approximated $0.9 million, and are reflected in other assets and are amortized over the three-year term of the facility as additional interest expense. At September 30, 2008, the unamortized balance of deferred financing costs approximated $0.6 million.
     Dislocations in the global credit markets that arose in the second half of 2007 have persisted into 2008 and have resulted in significant contraction of liquidity in the marketplace at commercially acceptable terms. In January 2008, Care pledged additional assets to the warehouse facility providing increased availability under the line. On February 19, 2008, the Company utilized $10.2 million from the warehouse line to fund a new mortgage investment and on March 19, 2008 we drew an additional $3.4 million. Pledging existing eligible assets into the warehouse line may provide additional funding availability up to approximately $24 million, assuming that we purchase interest rate caps. However, borrowings under the warehouse line are subject to the lender’s sole discretion and current underwriting standards and, with widespread dislocation in the debt markets, we cannot be assured with any certainty that additional funds from the warehouse line will be advanced.

     While we initially expected that the loans included as collateral under the warehouse line would be transferred to a term securitization program, such as a CDO, we cannot foresee when the CDO market may stabilize and do not believe that we will be able to successfully enter into a CDO in the short term. When the loans used to collateralize our warehouse borrowings mature, we will have to repay those borrowings. If we are unable to repay our warehouse lender on the applicable maturity or repurchase date, our warehouse provider could liquidate the warehoused collateral and we would then have to pay the amount by which the original purchase price of the collateral exceeded its sale price, subject to negotiated caps, if any, on our exposure. We are not obligated to repurchase any of the loans collateralizing our warehouse borrowings, which are scheduled to mature in October 2010.
Note 9 — Borrowings under Mortgage Notes Payable
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
     On September 30, 2008 with the acquisition of the two additional properties from Bickford, the Company entered into an additional mortgage loan with Red Mortgage Capital, Inc. for $7.6 million. The terms of the mortgage require interest and principal payments of approximately $52,000 based on a fixed interest rate of 7.17%. Commencing on the first of November 2008 and every month thereafter, the mortgage loan requires a fixed monthly payment of approximately $52,000 for both principal and interest until the maturity in July 2015 when the then outstanding balance of $7.1 million is due and payable. The mortgage loan is collateralized by the properties.
Note 10 — Related Party Transactions
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
     On September 30, 2008, we amended our Management Agreement. Pursuant to the terms of the amendment, the Base Management Fee (as defined in the Management Agreement) payable to the Manager under the Management Agreement is reduced to a monthly amount equal to 1/12 of 0.875% of the Company’s equity (as defined in the Management Agreement). In addition, pursuant to the terms of the Amendment, the Incentive Fee (as defined in the Management Agreement) to the Manager pursuant to the Management Agreement has been eliminated and the Termination Fee (as defined in the Management Agreement) to the Manager upon the termination or non-renewal of the Management Agreement shall be equal to the average annual Base Management Fee as earned by the Manager during the immediately preceding two years multiplied by three, but in no event shall the Termination Fee be less than $15.4 million. No termination fee is payable if we terminate the Management Agreement for cause.
     In consideration of the Amendment and for the Manager’s continued and future services to the Company, the Company granted the Manager warrants to purchase 435,000 shares of the Company’s common stock at $17.00 per share (the “Warrant”) under the Manager Equity Plan adopted by the Company on June 21, 2007 (the “Manager Equity Plan”). The Warrant, which is immediately exercisable, expires on September 30, 2018.
     In accordance with FASB SFAS No. 123R, Share Based Payment, the Company used the Black - Scholes option pricing model to measure the fair value of the Warrant granted with the Amendment. The Black-Scholes model valued the Warrant using the following assumptions;
1. Volatility - 47.8%
2. Expected dividend yield - 5.92%
3. Risk-free rate of return - 3.8%
4. Current market price - $11.48
5. Strike price - $17.00
6. Term of warrant - 10 years
     The fair value of the Warrant is approximately $1.0 million, which is recorded as part of additional paid-in-capital. There is a corresponding increase to deferred management fees, which is a component of other assets. The asset will be amortized into expense over 21 months, which represents the remaining initial term of the Management Agreement.
     We are also responsible for reimbursing the Manager for its pro rata portion of certain expenses detailed in the Management Agreement, such as rent, utilities, office furniture, equipment, and overhead, among others, required for our operations. Transactions with our Manager during the three months and nine months ended September 30, 2008 included:
•	Our $4.0 million liability to our Manager for professional fees paid and other third party costs incurred by our Manager on behalf of Care, management fees and other general expenses related to business operations.

•	Our expense recognition of $0.8 million and $3.4 million for the three and nine months ended September 30, 2008, respectively, for the Base Management Fee.
     In addition, pursuant to SFAS 123R, we recognized approximately $0.1 million of expense during the quarter, related to the shares of restricted stock granted to our independent board members. (see Note 12)
Note 11 — Fair Value of Financial Instruments
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
     Investment in loan held for sale — the fair value of the loan is based on an evaluation by an external firm, as quoted market prices are not available. Their model involves the use of estimates as well as some Level 2 inputs. The variables in the model include time, discount factor and estimated cash flows.
     Interest rate caps — the fair value of interest rate caps is based on an independent dealer quote.
     Deferred management fee — the fair value related to the issuance of 435,000 warrants to our Manager for the amendment to the Management Agreement is based on a Black-Scholes model. The inputs to the model involve assumptions of volatility, risk-free rate of return and expected dividends.
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

     The following table presents the Company’s financial instruments carried at fair value on the consolidated balance sheet as of September 30, 2008, by SFAS 157 hierarchy.

	Fair Value at September 30, 2008
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment in loan held for sale	$—	$—	$22.5	$22.5
Interest rate caps	—	0.1	—	0.1
Deferred management fee	—	—	1.0	1.0

Total assets carried at fair value	$—	$0.1	$22.5	$23.6

Liabilities
Obligation to issue operating partnership units(1)	$—	$—	$3.5	$3.5

Total liabilities carried at fair value	$—	$—	$3.5	$3.5

(1)	At December 31, 2007, the fair value of our obligation to issue partnership units was $2.9 million and we recognized expense of $0.6 million on revaluation at September 30, 2008.
          The tables below present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2008. Level 3 instruments presented in the tables include a liability to issue partnership units, which are carried at fair value. These instruments were valued using models that, in management’s judgment, reflect the assumptions a marketplace participant would use at September 30, 2008.

	Level 3 Instruments - Fair Value Measurements

	Obligation to issue	Investment in Loan	Deferred
	Partnership	held for	Management
($ in millions)	Units	Sale	Fee
Balance, December 31, 2007	$(2.9)	$24.7	$—
Total unrealized losses included in income statement	(.6)	(2.2)	—

Balance, September 30, 2008	$(3.5)	$22.5	$1.0

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
     In addition to the amounts reflected in the financial statements at fair value as noted above, cash equivalents, accrued interest receivables loan held for sale, accounts payable and accrued expenses, and other liabilities reasonably approximate their fair values due to the short maturities of these items.
     Investing in healthcare-related commercial mortgage debt is transacted through an over-the-counter market with minimal pricing transparency. Loans are infrequently traded and market quotes are not widely available and disseminated. Our investments in variable rate loans bear interest at stated spreads to a floating base rate (one month LIBOR) and re-price monthly. Management’s estimate of the fair value of our loan investments is approximately $24.3 million less than the principal balance of the portfolio at September 30, 2008.
     Borrowings under our warehouse line of credit bear interest at one month LIBOR plus a spread of 100 basis points. Due to the monthly resetting of interest, management believes the carrying amount of our borrowings under the warehouse line of credit reasonably approximates fair value.
     The mortgage note payable incurred to acquire the additional two Bickford properties, which closed on September 30, 2008, approximates its fair value. Management believes that the fair value of the mortgage note payable of $74.6 million that was incurred from the acquisition of the twelve properties on June 26, 2008, is approximately $71.3 million.
Note 12 — Stockholders’ Equity
     Our authorized capital stock consists of 100,000,000 shares of preferred stock, $0.001 par value and 250,000,000 shares of common stock, $0.001 par value. As of September 30, 2008, no shares of preferred stock were issued and outstanding and 21,014,831 shares of common stock were issued and outstanding.
Equity Plan
     At the time of our initial public offering in June 2007, we issued 133,333 shares of common stock to our Manager’s employees, some of whom are officers or directors of Care and we also awarded 15,000 shares of common stock to Care’s independent board members. The shares granted to our Manager’s employees vest on June 27, 2010, three years from the date of grant. The shares granted to our independent board members vest ratably on the first, second and third anniversaries of the grant. During the nine months ended September 30, 2008, 42,000 shares of restricted stock granted to our Manager’s employees were forfeited and 10,000 shares vested due to a termination of a officer of the Manager without cause. In addition, 20,000 shares of restricted stock were granted to a new independent board member who formerly served as non-independent board member and an employee of our Manager. These shares had a fair value of $183,000 at issuance and vest on June 27, 2010. Pursuant to SFAS 123R, we recognized expense of approximately $0.9 million as compensation expense related to these grants in the nine months ended September 30, 2008.
Schedule of Non Vested Shares — Equity Plan

	Grants to	Grants to
	Independent	Manager’s	Total
	Directors	Employees	Grants
Balance at January 1, 2008	15,000	133,333	148,333
Granted	20,000	—	20,000
Vested	5,000	10,000	15,000
Forfeited	—	42,000	42,000

Balance at September 30, 2008	30,000	81,333	111,333

Vesting Schedule

June 27, 2009	5,000	—	5,000
June 27, 2010	25,000	81,333	106,333

	30,000	81,333	111,333

     On January 2, 2008, April 2, 2008 and July 1, 2008, 5,815 shares, 5,920 shares and 7,508 shares of common stock, respectively, with a combined fair value of approximately $0.2 million were granted to our independent directors as part of their annual retainer. Each independent director receives an annual base retainer of $100,000, payable quarterly in arrears, of which 50% is paid in cash and 50% in common stock of Care. Shares granted as part of the annual retainer vest immediately and are expensed by Care.
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
     On May 12, 2008, the Committee approved two new long-term equity incentive programs under the Equity Plan. The first program is an annual performance-based RSU award program (the “RSU Award Program”) and the second program is a three-year performance share plan (the “Performance Share Plan”).
     Achievement of awards under the RSU Award Program will be based upon the Company’s ability to meet both financial (AFFO per share) and strategic (shifting from a mortgage to an equity REIT) performance goals, as well as on the individual employee’s ability to meet individual performance goals. All of the Company’s executive officers have been granted the right to receive an award under the RSU Award Program, the actual amount of which will depend on the Company and individual performance in 2008. Performance under the 2008 RSU Award Program will be measured at the end of the performance period (December 31, 2008) and the RSUs in respect of such 2008 performance period will be granted in early 2009. Once granted, the RSUs will be subject to time-based vesting restrictions and will vest in equal installments on each of the first four anniversaries of the grant date.
     Under the Performance Share Plan, a participant is granted a number of performance shares or units, the settlement of which will depend on the Company’s achievement of certain pre-determined financial goals at the end of the three-year performance period. Any shares received in settlement of the performance award will be issued to the participant in early 2011, without any further vesting requirements. With respect to the 2008-2010 performance period, the performance goals relate to the Company’s ability to meet both financial (compound growth in AFFO per share) and share return goals (total shareholder return versus the Company’s healthcare equity and mortgage REIT peers). The Committee has established threshold, target and maximum levels of performance. If the Company meets the threshold level of performance, a participant will earn 50% of the performance share grant if it meets the target level of performance, a participant will earn 100% of the performance share grant and if it achieves the maximum level of performance, a participant will earn 200% of the performance share grant.
     As of September 30, 2008, 150,791 shares of our common stock and 149,818 RSUs had been granted pursuant to the Equity Plan and 399,391 shares remain available for future issuances. The Equity Plan will automatically expire on the 10th anniversary of the date it was adopted. Care’s Board of Directors may terminate, amend, modify or suspend the Equity Plan at any time, subject to stockholder approval in the case of amendments or modifications.
Manager Equity Plan
     Upon completion of our initial public offering in June 2007, we granted 607,690 fully vested shares of our common stock to our Manager under the Manager Equity Plan. These shares are subject to our Manager’s right to register the resale of such shares pursuant to a registration rights agreement we entered into with our Manager in connection with our initial public offering. At September 30, 2008, 717,945 shares are available for future issuances under the Manager Equity Plan. The Manager Equity Plan will automatically expire on the 10th anniversary of the date it was adopted. Care’s Board of Directors may terminate, amend, modify or suspend the Manager Equity Plan at any time, subject to stockholder approval in the case of amendments or modifications.
     The 717,945 shares available for future issuance under the Manager Equity Plan include 435,000 shares that may be issued upon conversion of a warrant that we issued to our Manager on September 30, 2008 under our Manager Equity Plan in consideration of the amendment to the Management Agreement described in Note 10 above, and in consideration for the Manager’s continued and future service to the Company. The warrant has a strike price of $17.00 per share and expires on September 30, 2010. The fair value of this warrant position is $1.0 million. (see Note 11)
Note 13 — Income per Share (in thousands, except share and per share data)

			For the Period from
			June 22, 2007
	Three Months	Nine Months	(Commencement of
	Ended	Ended	Operations) to
	September 30, 2008	September 30, 2008	September 30, 2007
Loss per share — basic and diluted	$(0.17)	$(0.12)	$(0.25)
Numerator
Net loss	$(3,538)	$(2,418)	$(5,183)
Denominator
Common Shares	20,893,498	20,883,369	20,864,040
     Diluted loss per share was the same as basic loss per share for each period because all outstanding restricted stock awards were anti-dilutive.

Note 14 — Commitments and Contingencies
     Several of our investments in loans have commitment amounts in excess of the amount that we have funded to date on such loans. At September 30, 2008, Care was obligated to provide approximately $5.4 million in additional financing at the request of our borrowers, subject to the borrowers’ compliance with their respective loan agreements, and approximately $11.5 million in tenant improvements related to our purchase of the Cambridge properties and our leases with the Master Lessee.
     As noted above, with regard to Care’s commitment to fund tenant improvements, Care is obligated to fund additional payments for expansion of four of the facilities acquired in the Bickford transaction on June 26, 2008. The maximum amount that the Company is obligated to fund is $7.2 million. Since these payments would increase our investment in the properties, the minimum base rent and additional base rent would increase based on the amounts funded. After funding the expansion payments and meeting certain conditions as outlined in the documents associated with the transaction, the sellers are entitled to the balance of the commitment of $7.2 million less the total of all expansion payments made in conjunction with the properties.
     On September 18, 2007, a class action complaint for violations of federal securities laws was filed in the United States District Court, Southern District of New York alleging that the registration statement relating to the initial public offering of shares of our common stock, filed on June 21, 2007, failed to disclose that certain of the assets in the contributed portfolio were materially impaired and overvalued and that Care was experiencing increasing difficulty in securing its warehouse financing lines. On January 18, 2008, the court entered an order appointing co-lead plaintiffs and co-lead counsel. On February 19, 2008, the co-lead plaintiffs filed an amended complaint citing additional evidentiary support for the allegations in the complaint. Care believes the complaint and allegations are without merit and intend to defend against the complaint and allegations vigorously. The Company filed a motion to dismiss the complaint on April 22, 2008. The plaintiffs filed an opposition to the Company’s motion to dismiss on July 9, 2008. The outcome of this matter cannot currently be predicted. To date, Care has incurred approximately $0.6 million to defend against this complaint. No provision for loss related to this matter has been accrued at September 30, 2008.
     Care is not presently involved in any other material litigation nor, to our knowledge, is any material litigation threatened against us or our investments, other than routine litigation arising in the ordinary course of business. Management believes the costs, if any, incurred by us related to litigation will not materially affect our financial position, operating results or liquidity.
Note 15 — Financial Instruments: Derivatives and Hedging
     The fair value of our obligation to issue operating partnership units was $3.5 million and $2.9 million at September 30, 2008 and December 31, 2007, respectively, resulting in an unrealized loss of $0.6 million.
     On February 1, 2008, we entered into three interest rate caps on three loans pledged as collateral under our warehouse line of credit in order to increase the advance rates available on the pledged loans. The total premium paid for the caps approximated $50,000. Two of the caps have a term of 33 months and the other has a term of 9 months. The notional amount of the interest rate cap agreements at September 30, 2008 are $24.0 million. The interest rate caps are not designated as hedges for accounting purposes; accordingly, they are carried at fair value with changes in fair value included in earnings. The interest rate caps were fair valued as of the reporting date resulting in an unrealized gain of $13,520. The balance of the interest rate caps approximated $62,000 at September 30, 2008 and is included in other assets on the condensed consolidated balance sheet.
Note 16 — Subsequent Events
Declaration of Distribution
     On November 12, 2008, the Board of Directors declared a dividend in the amount of $0.17 per share of common stock. The dividend is payable on December 10, 2008, to common stockholders of record on November 26, 2008.

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
     At September 30, 2008, our investment portfolio of $367.1 million is comprised of $66.1 million in investments in partially-owned entities (18%), $110.9 million invested in a real estate and related assets (30%) and $190.1 million in investments in loans (52%), net of unamortized loan fees. Our current equity investments are in medical office buildings, assisted and independent living facilities. Our loan portfolio is primarily composed of first mortgages on skilled nursing facilities, assisted and independent living facilities, and mixed-use facilities. Our ongoing intent is to invest opportunistically in the broad spectrum of healthcare-related real estate, including medical office buildings, senior housing (assisted and independent living facilities, and continuing care communities), hospitals, outpatient centers, surgery centers, laboratories, skilled nursing facilities and other healthcare facilities. Although our strategic focus is on equity, the Company has the intent to provide financing, including first mortgages, B Notes, mezzanine loans and construction loans, to meet our clients’ needs across their capital structure, when such investments provide opportunistic returns. This hybrid strategy of focusing on equity investments and making mortgage investments where appropriate provides Care the flexibility to respond to shifts in the healthcare and capital markets to capture value where market opportunities arise.
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
Critical Accounting Policies
     A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2007 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. There have been no significant changes to those policies during the three month and nine month periods ended September 30, 2008.

Results of Operations
Results for the three months ended September 30, 2008
Revenue
     We earned investment income on our portfolio of mortgage investments of approximately $3.6 million for the three month period ended September 30, 2008 as compared to $5.9 million for the three month period ended September 30, 2007, a decrease of approximately 39%. Our portfolio of mortgage investments are floating rate based upon LIBOR. The decrease in income related to this portfolio is primarily attributed to the decrease in average LIBOR during the period. The average LIBOR during the three month period ended September 30, 2008 was 2.6% as compared to 5.4% for the comparative three month period ended September 30, 2007. Mitigating some of the decrease in LIBOR were “floors” on the how low the loan could reset. Our portfolio of mortgage investments are all variable rate instruments, and at September 30, 2008, had a weighted average spread of 3.58% over one month LIBOR, and an average maturity of approximately 2.5 years. The effective yield on the portfolio at the period ended September 30, 2008 was 7.51%.
     We recognized $2.9 million of rental revenue on leases of the twelve properties acquired in the Bickford transaction on June 26, 2008. (see Note 3) The acquisition of the two additional properties closed on September 30, 2008 and did not have a significant contribution to rental revenue. Rental revenue includes the collection of tax escrows from the leasee.
     Other income for the three month period ended September 30, 2008 reflects $0.1 million in interest earned on invested cash balances, as well as miscellaneous fees as compared to $0.2 million for the three month period ended September 30, 2007. The decrease is primarily associated with the decrease in LIBOR that the investable cash balances earn.
Expenses
     For the three months ended September 30, 2008, we recorded total related party expenses of approximately $0.8 million consisting of the base management fee payable to our Manager under our management agreement as compared to $1.3 million for the three month period ended September 30, 2007. The decrease in the related party expenses is attributable to the reduction in the fee payable per the Management Agreement which was effective August 1, 2008.
     Marketing, general and administrative expenses were approximately $2.4 million for the three months ended September 30, 2008 and consist of professional fees, insurance, general overhead costs for the Company and real estate taxes on our facilities as compared to $1.1 million for the comparative three month period ended September 30, 2007, an increase of $1.3 million. Included in our expenses is stock based non-employee compensation related to our issuance of restricted common stock to our Manager’s employees, some of whom are also Care officers or directors, and our independent directors. Pursuant to SFAS 123R, we recognized $0.9 million of expense for the three month period ended September 30, 2008 related to these stock grants as compared to $0.1 million for the three month period ended September 30, 2007. The balance of this compensation will be recognized over the remaining vesting period and the amount of the compensation adjusted to fair value at each measurement date pursuant to SFAS 123R. In addition, we paid $0.1 million in stock-based compensation related to shares of our common stock earned by our independent directors as part of their compensation for which we had no expense in the comparative three month period ended September 30, 2007. Each independent director is paid a base retainer of $100,000, which is payable 50% in cash and 50% in stock. Payments are made quarterly in arrears. Shares of our common stock issued to our independent directors as part of their annual compensation vest immediately and are expensed by us accordingly.
     We recorded a loss for the three months ended September 30, 2008 on the reclassification of a loan held for sale of $2.2 million, in connection with the agreement to sell a loan to our Manager. (see Note 5)
     The management fees, expense reimbursements, and the relationship between our Manager and us are discussed further in Note 3.

Loss from investments in partially-owned entities
     For the three months ended September 30, 2008, net loss from partially-owned entities amounted to $1.2 million. Our equity in the non-cash operating loss of the Cambridge properties was $1.5 million which was partially offset by our share of equity income in SMC of $0.3 million. We had no recognition of these events in the comparative period ended September 30, 2007.
Unrealized gains on derivatives
     We recognized a $0.6 million unrealized loss on the fair value of our obligation to issue partnership units related to the Cambridge transaction, and a $11,000 loss on the fair value of our interest rate caps. (see Notes 11 and 15) We had no recognition of these events in the comparative period ended September 30, 2007.
Interest Expense
     We increased our borrowings under our warehouse line of credit to $37.8 million and incurred interest expense of approximately $0.3 million. We incurred approximately $1.3 million of interest expense on our mortgage debt that was incurred for the acquisition of the 12 facilities from Bickford. Additionally, we incurred $0.1 million of amortization of deferred expenses. (see Note 3) We had no recognition of these events in the comparative period ended September 30, 2007.
Results for the nine months ended September 30, 2008
     Care commenced operations on June 22, 2007. As a result, we cannot provide a meaningful prior period comparison for our nine month period ended September 30, 2008; instead, we compare these results against the period from the June 22, 2007 commencement of operations though September 30, 2007.
Revenue
     We earned investment income on our portfolio of mortgage investments of approximately $11.8 million for the nine month period ended September 30, 2008 as compared to $6.5 million for the period from June 22, 2007 (Commencement of Operations) to September 30, 2007. Our portfolio of mortgage investments are all variable rate instruments, and at September 30, 2008, had a weighted average spread of 3.58% over one month LIBOR, and an average maturity of approximately 2.5 years. The effective yield on the portfolio for the period ended September 30, 2008 was 7.51%.
     Other income for the nine month period ended September 30, 2008 reflects $0.4 million in interest earned on invested cash balances, as well as miscellaneous fees as compared to $0.2 million for the period from June 22, 2007 (Commencement of Operations) to September 30, 2007.
Expenses
     For the nine months ended September 30, 2008, we recorded total related party expenses of approximately $3.4 million consisting of the base management fee payable to our Manager under our management agreement as compared to $1.3 million for the period from June 22, 2007 (Commencement of Operations) to September 30, 2007. No incentive fees were paid to our Manager.
     Marketing, general and administrative expenses were approximately $3.9 million for the nine months ended September 30, 2008 and consist of professional fees, insurance, general overhead costs for the Company and real estate taxes on our facilities as compared to $10.5 million for the period from June 22, 2007 (Commencement of Operations) to September 30, 2007. Included in our expenses is stock based non-employee compensation related to our issuance of shares of restricted common stock to our Manager’s employees, some of whom are also Care officers or directors, and our independent directors. Pursuant to SFAS 123R, we recognized $0.5 million in expense for the nine month period ended September 30, 2008 related to these stock grants as compared to $9.3 million for the period from June 22, 2007 (Commencement of Operations) to September 30, 2007. The balance of this compensation will be recognized over the remaining vesting period and the amount of the compensation adjusted to fair value at each measurement date pursuant to SFAS 123R. In addition, we paid $0.2 million in stock-based compensation related to shares of our common stock earned by our independent directors as part of their compensation. Each independent director is paid a base retainer of $100,000, which is payable 50% in cash and 50% in stock. Payments are made quarterly in arrears. Shares of our common stock issued to our independent directors as part of their annual compensation vest immediately and are expensed by us accordingly.
     We recorded a loss on the reclassification to investment in loan held for sale for $2.2 million, in anticipation of selling the loan to our Manager. (see Note 5)
     The management fees, expense reimbursements, and the relationship between our Manager and us are discussed further in Note 10.
Loss from investments in partially-owned entities
     For the nine months ended September 30, 2008, net loss from partially-owned entities amounted to $3.4 million. Our equity in the operating loss of the Cambridge properties was $4.3 million which was partially offset by our share of equity income in SMC of $1.1 million. We had no recognition of these events in the comparative period from June 22, 2007 (Commencement of Operations) to September 30, 2007.
Unrealized gains on derivatives
     We recognized approximately $0.6 million unrealized loss on the fair value of our obligation to issue partnership units related to the Cambridge transaction and a $13,000 unrealized gain on the fair value of our interest rate caps during the nine months ended September 30, 2008. (see Notes 11 and 15) We had no recognition of these events in the comparative period from June 22, 2007 (Commencement of Operations) to September 30, 2007.
Interest Expense
     We increased our borrowings under our warehouse line of credit to $37.8 million and incurred interest expense of approximately $1.2 million during the nine months ended September 30, 2008. Additionally, we incurred approximately $1.4 million of interest expense on our mortgage debt that was incurred for the acquisition of the fourteen facilities from Bickford during the nine months ended September 30, 2008. We had no recognition of these events in the comparative period from June 22, 2007 (Commencement of Operations) to September 30, 2007.
Cash Flows
     Cash and cash equivalents were $17.5 million at September 30, 2008, up from $15.3 million at December 31, 2007. The $2.2 million increase was largely attributable to cash flow from operations of $9.7 million, investment activities utilized $90.9 million, and net financing activities contributed an additional $83.4 million.
     Net cash provided by operating activities for the nine month period ended September 30, 2008 amounted to $9.7 million. Net loss before adjustments utilized $2.4 million. Equity in the operating results of, and distributions from, investments in partially-owned entities added $6.4 million. Non-cash charges for straight-line effects for lease revenue, unrealized loss on loan held at lower of cost or market, amortization of loan premium, deferred financing cost, amortization of deferred loan fees, expense on stock-based compensation, unrealized gains and losses on derivatives, depreciation and amortization and the net loss on the prepayment of a loan contributed $5.7 million. The net change in operating assets and liabilities used $0.3 million in cash flow and consisted of a $0.6 million decrease in other assets and a $0.02 million increase in accounts payable and accrued expenses, offset by $0.7 million in accrued interest collected and a $0.4 million decrease in other liabilities.

     Net cash used in investing activities for the nine month period ended September 30, 2008 totaled $90.9 million and was primarily used to extend new loans and additional advances to existing borrowers for $10.7 million, net of $0.4 million of origination fees, and to fund a $110.9 million investment in real estate. Principal amortizations and prepayments on our mortgage portfolio provided $30.9 million and we incurred an additional $0.2 million in deferred expenses related to our investments in partially-owned entities.
     Net cash provided by financing activities for the nine month period ended September 30, 2008, was approximately $83.4 million which resulted from additional draw downs on our warehouse line of credit amounting to $13.6 million, borrowing on mortgages of $82.2 million to acquire the real estate properties, offset by dividend payments of $10.7 million. In addition, we made principal payments on the warehouse line of approximately $0.8 million and deferred additional expenditures related to the mortgage debt of $0.9 million.
Liquidity and Capital Resources
     Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain loans and other investments, pay dividends and other general business needs. Our primary sources of liquidity are net interest income earned on our portfolio of loans, lease income from our real estate properties, distributions from our joint ventures and interest income earned from our available cash balances. Additional sources of liquidity are net cash provided by operating activities, repayment of principal by our borrowers in connection with our loans and investments, asset-specific borrowings, and borrowings under our warehouse facility. As discussed below, we also recently entered into a Mortgage Purchase Agreement with our Manager, which serves as an additional potential source of liquidity. We believe that we have adequate liquidity to continue to operate for at least the next twelve months.
     As of September 30, 2008, the Company had $17.5 million in cash and cash equivalents, including $1.3 million related to customer deposits maintained in an unrestricted account. In addition, Care has commitments at September 30, 2008 to extend credit or finance tenant improvements in 2008 amounting to $16.9 million. (See Note 14 and the Table under “Contractual Obligations”). Under the terms of the Master Repurchase Agreement (as amended in June 2008) for our warehouse line of credit with Column Financial, Inc., Care is required to maintain minimum liquidity of $5 million under the current level of the line usage.
     On November 13, 2008, Column Financial, Inc., an affiliate of Credit Suisse (“Column”) agreed to amend the terms of one of the financial covenants in light of the fact that the Company expected to report a net loss for the quarter ended September 30, 2008. Prior to the amendment, the Company was required to report at least $1.00 of net income each fiscal quarter. The parties agreed to replace the net income covenant with a covenant based on EBITDA, defined as earnings as determined in accordance with GAAP, before (a) the deduction of consolidated interest expense, tax, depreciation and amortization, (b) the deduction of pro rata interest expense, tax, depreciation and amortization from unconsolidated joint ventures and for partnership interests, and (c) losses associated with asset sales to our Manager. The amendment is effective as of September 30, 2008. The Company continues to seek other financing sources, including asset specific debt and leveraging unencumbered assets to secure additional borrowings.
     Since our initial public offering in June 2007, liquidity in the global credit markets has been reduced and interest rate spreads have widened significantly. Dislocations in the global credit markets, including securitized financing vehicles such as short-term warehouse facilities and longer-term structures, such as CDOs and CMBS, have resulted in significant contraction of liquidity.
     As of December 31, 2007, the Company pledged five mortgage loans with a total principal balance of $92.3 million into the warehouse line and had $25.0 million in borrowings outstanding under the line which was used to partially fund our investments in Cambridge and SMC. In January 2008, Care pledged additional assets to the warehouse line providing increased availability under the line and on February 19, 2008, we utilized $10.2 million in additional borrowings to fund a new mortgage investment. On March 19, 2008, we drew another $3.4 million on the warehouse line. Pledging additional eligible assets into the warehouse line may provide additional funding availability up to approximately $24 million, assuming we purchase interest rate caps. However, borrowings under the warehouse line are subject to the lender’s sole discretion and underwriting standards, and with widespread dislocation in the debt markets, we cannot be assured with any certainty that additional funds from the warehouse facility will be advanced. While we initially expected that the loans included as collateral under the warehouse line would be transferred to a term securitization program, such as a CDO, we cannot foresee when the CDO market may return and do not believe that we will be able to successfully enter into a CDO in the short term. When the loans used to collateralize our warehouse borrowings mature, we will have to repay those borrowings. If we are unable to repay our warehouse lender on the applicable maturity (or “repurchase”) date, our warehouse provider could liquidate the warehoused collateral and we would then have to pay the amount by which the original purchase price of the collateral exceeded its sale price, subject to negotiated caps, if any, on our exposure.
     On September 30, 2008, we entered into a Mortgage Purchase Agreement (“MPA”) with our Manager in order to secure a potential additional source of liquidity. Pursuant to the MPA, the Company has the right, but not the obligation, to cause the Manager to purchase its current senior mortgage assets (the “Mortgage Assets”) at their then-current fair market value, as determined by a third party appraiser. However, the MPA provides that in no event shall the Manager be obligated to purchase any Mortgage Asset if (a) the Manager has already purchased Mortgage Assets with an aggregate sale price of $125.0 million pursuant to the MPA or (b) the third-party appraiser determines that the fair market value of such Mortgage Asset is greater than 105% of the then outstanding principal balance of such Mortgage Asset. The Company may exercise its rights under the MPA with respect to any or all of the Mortgage Assets identified in the MPA at any time or from time to time until the MPA expires on September 30, 2009. There can be no assurance that we will be able to sell our loans to our Manager at attractive prices, or that our Manager may refuse or be unable to honor its commitment under the MPA.
     Pursuant to the MPA, we have agreed to sell one loan with a carrying amount of approximately $24.7 million for a price equal to 91.4% of the principal balance. The sale of the loan is expected to close on November 18, 2008.
     Our ability to meet our long-term liquidity and capital resource requirements will be subject to obtaining additional debt financing and equity capital. We cannot anticipate when credit markets will stabilize and liquidity will become available. Our actual leverage will depend on our mix of investments and the cost and availability of leverage. If we are unable to renew, replace or expand our sources of financing, it may have an adverse effect on our business, results of operations, and ability to make distributions to our stockholders. Any indebtedness we incur will likely be subject to continuing covenants and we will likely be required to make continuing representations and warranties about our company in connection with such debt. Our debt financing terms may require us to keep un-invested cash on hand, or to maintain a certain portion of our assets free of liens, each of which could serve to limit our borrowing ability. Moreover, our debt may be secured by our assets. If we default in the payment of interest or principal on any such debt, breach any representation or warranty in connection with any borrowings or violate any covenant in any loan document, our lender may accelerate the maturity of such debt requiring us to immediately repay all outstanding principal. If we are unable to make such payment, our lender could foreclose on our assets that are pledged as collateral to such lender. The lender could also sue us or force us into bankruptcy. Any such event would have a material adverse effect on our liquidity and the value of our common stock. In addition, posting additional collateral to support our credit facilities will reduce our liquidity and limit our ability to leverage our assets.
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
Capitalization
     As of September 30, 2008, we had 21,014,831 shares of common stock outstanding.
Quantitative and Qualitative Disclosures about Market Risk
     Market risk includes risks that arise from changes in interest rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risks to which we will be exposed are real estate and interest rate risks.
     We had approximately $17.5 million in cash and cash equivalents at September 30, 2008. To the extent that our cash exceed our near term funding needs, we generally invest the excess cash in interest bearing financial instruments. We employ established conservative policies and procedures to manage any risks with respect to investment exposure.
     Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. We place our cash and cash equivalents with what management believes to be high credit quality institutions. At times such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit.
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

Increase/(decrease) in income
from investments in loans
Increase/(decrease) in interest rate	(dollars in thousands)
(200) basis points	$(1,353,251)
(150) basis points	(1,049,502)
(100) basis points	(738,499)
Base interest rate	0
+100 basis points	1,288,232
+150 basis points	2,216,368
+200 basis points	3,162,039
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

Contractual Obligations
      On September 30, 2008, we entered into an amendment (the “Amendment”) to the Management Agreement between ourselves and the Manager. Pursuant to the terms of the Amendment, the Base Management Fee (as defined in the Management Agreement) payable to the Manager under the Management Agreement is reduced to a monthly amount equal to 1/12 of 0.875% of the Company’s equity (as defined in the Management Agreement). In addition, pursuant to the terms of the Amendment, the Incentive Fee (as defined in the Management Agreement) payable to the Manager pursuant to the Management Agreement has been eliminated and the Termination Fee (as defined in the Management Agreement) payable to the Manager upon the termination or non-renewal of the Management Agreement shall be equal to the average annual Base Management Fee as earned by the Manager during the immediately preceding two years, but in no event shall the Termination Fee be less than $15.4 million. No termination fee is payable if we terminate the Management Agreement for cause.
     In consideration of the Amendment and for the Manager’s continued and future services to the Company, the Company granted the Manager warrants to purchase 435,000 shares of the Company’s common stock at $17.00 per share (the “Warrant”) under the Manager Equity Plan adopted by the Company on June 21, 2007 (the “Manager Equity Plan”). The Warrant, which is immediately exercisable, expires on September 30, 2018.
     For the period ended September 30, 2008, we recognized $3.4 million in management fee expense related to the base management fee, and our Manager was not eligible for an incentive fee. (see Note 10)
     On October 1, 2007, Care entered into a master repurchase agreement (“Agreement”) with Column Financial, Inc., an affiliate of Credit Suisse (“Column”, for short-term financing through a warehouse facility. The Agreement provides an initial line of credit up to $300 million, which may be increased temporarily to an aggregate amount of $400 million. Under the terms of the Agreement, Care may receive up to 50% of the value of each loan sold into the warehouse based on Column’s underwriting of such loan and will agree to repurchase each loan at a future date. The term of the Agreement is for three years and may be terminated by Column at any time on not less than one year’s notice. In addition, Column has the right to issue margin calls in certain situations which Care must satisfy in cash within one business day. The Agreement also requires the Company to maintain certain financial covenants. See “Liquidity and Capital Resources” above for a discussion of the amendment to the financial covenant provisions of the Agreement agreed to by Column on November 13, 2008. From the time of sale until the time of repurchase, Care is required to pay Column a monthly price differential payment set at one month LIBOR + 1.0%. In addition, partial amortization of the principal borrowed is required. As of September 30, 2008, the Company had $37.8 million in borrowings under the facility.
     The table below summarizes our contractual obligations as of September 30, 2008 (Amounts in millions).

	2008	2009	2010	2011	2012+
Repayment of warehouse borrowing	$—	$—	$37.8	$—	$—
Repayment including interest on mortgage notes payable	2.2	6.1	6.5	6.5	99.8
Commitments to fund loans	0.8	4.6	—	—	—
Commitments to fund tenant improvements	—	10.8	0.7	—	—
Management fees	0.6	2.5	1.2	—	—
     We are not required to make monthly amortization payments on our borrowings under our warehouse facility with Column. The balance is due in 2010 at the expiration of the facility. Interest on our borrowing under the warehouse line is not included in the table because it is not fixed and determinable. The estimated amounts and timing of the commitments to fund loans presented above are based on projections on data provided by borrowers. The projections are subject to adjustments based on changes in borrowers’ needs. The estimated amounts and timing of the commitments to fund tenant improvements are based on projections by the property managers who are affiliates of Cambridge. We have estimated amounts due to our Manager under the Management Agreement based on experience to date and estimates of our capital position in the near-term, until the expiration of the agreement in June 2010.
Off-Balance Sheet Arrangements
     As of September 30, 2008, we had no off-balance sheet arrangements.
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
Related Party Transactions
Contribution Agreement
     We and our Manager entered into a contribution agreement, pursuant to which our Manager contributed a portfolio of initial assets to us and we issued to our Manager shares of our common stock and cash. We determined that the fair value of the assets contributed was approximately $283.1 million on June 27, 2007 inclusive of approximately $4.6 million in premium. The initial assets were acquired in exchange for approximately $204.3 million in cash from the proceeds of our initial public offering and 5,256,250 restricted shares of our common stock at a fair value of approximately $78.8 million. We recorded each initial asset we purchased at its estimated fair value.
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
     See Note 10 for a summary description of the compensation, fees and costs payable to our Manager.
     Transactions with our Manager included:
•	Our $4.0 million liability to our Manager for professional fees paid and other third party costs incurred by our Manager on behalf of Care, management fees and other general expenses related to business operations.

•	Our expense recognition of $0.8 million and $3.4 million for the three and nine months ended September 30, 2008, respectively, for the Base Management Fee.
     As described above in “Contractual Obligation,” on September 30, 2008, we entered into an amendment to the Management Agreement, which reduced the base management fee, eliminated the incentive fee that was provided for the in the original agreement and modified the fee payable to the Manager in the event we terminate the agreement.
     In consideration of the amendment and for the Manager’s continued and future services to the Company, the Company granted the Manager warrants to purchase 435,000 shares of the Company’s common stock at $17.00 per share (the “Warrant”) under the Manager Equity Plan adopted by the Company on June 21, 2007. The Warrant, which is immediately exercisable, expires on September 30, 2018. (See Note 10)
     In addition, pursuant to SFAS 123R, we recognized approximately $0.8 million of expense during the quarter, related to the continuing vesting of the 121,333 shares of restricted stock and 149,818 of restricted stock units granted to our independent board members and Manager’s employees, some of whom are also Care officers and directors.
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
     The revised White Paper on FFO, approved by the Board of Governors of NAREIT in April 2002 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization after adjustments for unconsolidated partnerships and joint ventures.
Adjusted Funds from Operations
     Adjusted Funds from Operations, or AFFO, is a non-GAAP financial measure. We compute AFFO in accordance with our Management Agreement’s definition of FFO and as such it may not be comparable to AFFO reported by other REITs that do not compute AFFO on the same basis. Our Management Agreement defines FFO, for purposes of the agreement, to mean net income (loss) (computed in accordance with GAAP), excluding gains (losses) from debt restructuring and gains (losses) from sales of property, plus depreciation and amortization on real estate assets and non-cash equity compensation expense, and the effects of straight lining rental revenue, and after adjustments for unconsolidated partnerships and joint ventures; provided, that the foregoing calculation of FFO shall be adjusted to exclude one-time events pursuant to changes in GAAP and may be adjusted to exclude other non-cash charges after discussion between the Manager and the independent directors, and approval by the majority of the independent directors in the case of non-cash charges.
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

     FFO and AFFO for the three months ended September 30, 2008 were as follows (in thousands except per share data):

	For the three months ended
	September 30, 2008
	FFO	AFFO
Net loss	$(3,538)	$(3,538)
Add:
Proportionate share of depreciation and amortization of real property related to partially-owned entities	2,358	2,358
Depreciation and amortization on real estate	1,133	1,133
Stock-based compensation	—	872
Straight-line effect of lease revenue(1)	—	(577)
Unrealized loss on revaluation of obligation to issue partnership units(1)	—	622

Funds From Operations and Adjusted Funds From Operations	$(47)	$870

FFO and Adjusted FFO per share basic and diluted	$0.00	$0.04
Weighted average shares outstanding — basic	20,893,498	20,893,498
Weighted average shares outstanding — diluted	21,112,109	21,112,109

	For the nine months ended
	September 30, 2008
	FFO	AFFO
Net loss	$(2,418)	$(2,418)
Add:
Proportionate share of depreciation and amortization of real property related to partially-owned entities	7,014	7,014
Depreciation and amortization on real estate	1,179	1,179
Loss on prepayment of mortgage loan	—	310
Stock-based compensation	—	510
Straight-line effect of lease revenue(1)	—	(577)
Unrealized loss on revaluation of obligation to issue partnership units(1)	—	601

Funds From Operations and Adjusted Funds From Operations	$5,775	$6,619

FFO and Adjusted FFO per share — basic	$0.28	$0.32

FFO and Adjusted FFO per share — diluted	$0.27	$0.31

Weighted average shares outstanding — basic	20,883,369	20,883,369
Weighted average shares outstanding — diluted	21,068,836	21,068,836

(1)	As defined in our agreement with our Manager, AFFO may be adjusted for other non-cash charges after discussion with the Manager and the independent directors and approval by the majority of the independent directors. Accordingly, our independent directors have approved an adjustment to AFFO for the straight-line effect of rental revenue and the unrealized loss on revaluation of obligation to issue partnership units.

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
Changes in Internal Control over Financial Reporting
     There has been no change in our internal control over financial reporting during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Part II. Other Information
ITEM 1. Legal Proceedings
     On September 18, 2007, a class action complaint for violations of federal securities laws was filed in the United States District Court, Southern District of New York alleging that the Registration Statement relating the initial public offering of shares of Care Investment Trust Inc.’s common stock, filed on June 21, 2007, failed to disclose that certain of the assets in the contributed portfolio were materially impaired and overvalued and that Care was experiencing increasing difficulty in securing its warehouse financing lines. On January 18, 2008, the court entered an order appointing co-lead plaintiffs and co-lead counsel. On February 19, 2008, the co-lead plaintiffs filed an amended complaint citing additional evidentiary support for the allegations in the complaint. Care believes the complaint and allegations are without merit and intend to defend against the complaint and allegations vigorously. The Company filed a motion to dismiss the complaint on April 22, 2008. The plaintiffs filed an opposition to the Company’s motion to dismiss on July 9, 2008. The outcome of this matter cannot currently be predicted. To date, Care has incurred approximately $0.6 million to defend against this complaint. No provision for loss, if any, related to this matter has been accrued at September 30, 2008.
     Care is not presently involved in any other material litigation nor, to our knowledge, is any material litigation threatened against us or our investments, other than routine litigation arising in the ordinary course of business. Management believes the costs, if any, incurred by us related to litigation will not materially affect our financial position, operating results or liquidity.
ITEM 1A. Risk Factors
Risk Factors
     Various risks and uncertainties could affect our business. These risks are described elsewhere in this report or our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2007. Due to the recent unprecedented events in the financial markets, the Company believes that the following update to its risk factor disclosure is warranted:
     Adverse economic and geopolitical conditions and dislocations in the credit markets could have a material adverse effect on our results of operations, financial condition and ability to pay distributions to you.
     Our business may be affected by market and economic challenges experienced by the U.S. economy or real estate industry as a whole or by the local economic conditions in the markets where our properties may be located, including the current dislocations in the credit markets and general global economic recession. These current conditions, or similar conditions existing in the future, may adversely affect our results of operations, financial condition and ability to pay distributions as a result of the following, among other potential consequences:
•	the financial condition of our borrowers, tenants and operators may be adversely affected, which may result in defaults under loans or leases due to bankruptcy, lack of liquidity borrowers, operational failures or for other reasons;

•	our ability to borrow on terms and conditions that we find acceptable, or at all, may be limited, which could reduce our ability to pursue acquisition opportunities and refinance existing debt, reduce our returns from our acquisition activities and increase our future interest expense;

•	reduced values of our properties may limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by our properties and may reduce the availability of unsecured loans;

•	our warehouse lender could refuse to permit additional drawdowns under our facility; and

•	our Manager may refuse or be unable to meet its commitment to us to purchase the loan assets that we may elect to sell to our Manager pursuant to the Mortgage Purchase Agreement; and we may not be able to obtain alternative financing on favorable terms, or at all.
ITEM 5. Other Matters
     The Care 2008 Proxy Statement incorrectly states the deadline for submitting shareholder proposals for inclusion in our Proxy Statement for consideration at the Company’s 2009 Annual Meeting of Shareholders. Under the rules of the SEC, if a shareholder wants to include a proposal for consideration in our Proxy Statement and proxy card at our 2009 Annual Meeting of Shareholders, the proposal must be received at our executive offices located at 505 Fifth Avenue, 6th Floor, New York, New York 10017 no later than January 2, 2009. The proposal should be sent to the attention of Torey Riso, the Chief Compliance Officer and Secretary of the Company.
ITEM 6. Exhibits
     Except as indicated by an asterisk (*), the following exhibits are filed herewith as part of this Form 10-Q.
(a) Exhibits
10.1	Amendment No. 1 to the Management Agreement by and between Care Investment Trust Inc. and CIT Healthcare LLC, date September 30, 2008 (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33549), filed on October 2, 2008)*

10.2	Warrant to Purchase Common Stock, dated September 30, 2008 (previously filed as Exhibit 10.2 to the Company’s Form 8-K (File No. 001-33549), filed on October 2, 2008)*

10.3	Mortgage Purchase Agreement by and between Care Investment Trust Inc. and CIT Healthcare LLC, dated as of September 30, 2008 (previously filed as Exhibit 10.3 to the Company’s Form 8-K (File No. 001-33549), filed on October 2, 2008)*

10.4	Performance Share Award Agreement of F. Scott Kellman

10.5	Amendment No. 4 to Master Repurchase Agreement by and among Column financial Inc., Care QRS 2007 RE Holdings Corp., Care Mezz QRS 2007 RE Holdings Corp. and Care Investment Trust Inc.

23.1	Consent of Deloitte & Touche for Audit Report included in Form 10-K

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Care Investment Trust Inc.
By:	/s/ Frank Plenskofski
Frank Plenskofski
Chief Financial Officer and Treasurer
November 14, 2008

EXHIBIT INDEX
     Except as indicated by an asterisk (*), the following exhibits are filed herewith as part of this Form 10-Q.

Exhibit No.	Description
10.1	Amendment No. 1 to the Management Agreement by and between Care Investment Trust Inc. and CIT Healthcare LLC, date September 30, 2008 (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33549), filed on October 2, 2008)*

10.2	Warrant to Purchase Common Stock, dated September 30, 2008 (previously filed as Exhibit 10.2 to the Company’s Form 8-K (File No. 001-33549), filed on October 2, 2008)*

10.3	Mortgage Purchase Agreement by and between Care Investment Trust Inc. and CIT Healthcare LLC, dated as of September 30, 2008 (previously filed as Exhibit 10.3 to the Company’s Form 8-K (File No. 001-33549), filed on October 2, 2008)*

10.4	Performance Share Award Agreement of F. Scott Kellman

10.5	Amendment No. 4 to Master Repurchase Agreement by and among Column financial Inc., Care QRS 2007 RE Holdings Corp., Care Mezz QRS 2007 RE Holdings Corp. and Care Investment Trust Inc.

23.1	Consent of Deloitte & Touche for Audit Report included in Form 10-K

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002