Form 10-K
period 2008-12-31
Care Investment Trust Inc.
filed 2009-03-16
CIK 1393726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐  Smaller reporting company ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last day of the registrant’s most recently completed second fiscal quarter: $125,027,655.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of March 1, 2009, there were 21,014,831 shares, par value $0.001, of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the registrant’s 2009 Annual Meeting of Stockholders to be held on June 9, 2009 have been incorporated into Part III of this Report.

Part I

Disclosure Regarding Forward-Looking Statements

Care Investment Trust Inc. (all references to “Care”, “the Company”, “we”, “us”, and “our” mean Care Investment Trust Inc. and its subsidiaries) makes “forward-looking” statements in this Form 10-K that are subject to risks and uncertainties. Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “continue,” “should” and other comparable terms. These forward-looking statements include information about possible or assumed future results of our business and our financial condition, liquidity, results of operations, plans and objectives. They also include, among other things, statements concerning anticipated revenues, income or loss, capital expenditures, dividends, capital structure, or other financial terms as well as statements regarding subjects that are forward-looking by their nature, such as:

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

Readers are cautioned that, while forward-looking statements reflect our good faith belief and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Shareholders and investors are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in the Company’s filings and reports. Actual results may differ materially from the expectations contained in the forward-looking statements as a result of various factors, including among others:

•	the factors referenced in this Form 10-K, including those set forth under the section captioned “Risk Factors”;

•	general volatility of the securities markets in which we invest and the market price of our common stock;

•	changes in our business or investment strategy;

•	changes in healthcare laws and regulations;

•	availability, terms and deployment of capital;

•	availability of qualified personnel;

•	changes in our industry, interest rates, the debt securities markets, the general economy or the commercial finance and real estate markets specifically;

•	the degree and nature of our competition;

•	the performance and financial condition of borrowers, operators and tenants;

•	increased rates of default and/or decreased recovery rates on our investments;

•	increased prepayments of the mortgages and other loans underlying our mortgage-backed or other asset-backed securities;

•	changes in governmental regulations, tax rates and similar matters;

•	legislative and regulatory changes (including changes to laws governing the taxation of REITs or the exemptions from registration as an investment company);

•	availability of investment opportunities in real estate-related and other securities;

•	the adequacy of our cash reserves and working capital; and

•	the timing of cash flows, if any, from our investments.

We are not obligated to publicly update or revise any forward looking statements, whether as a result of new information, future events, or otherwise.

ITEM 1.	Business

Overview

Care Investment Trust Inc. (all references to “Care”, “the Company”, “we”, “us”, and “our” means Care Investment Trust Inc. and its subsidiaries) is an externally managed real estate investment trust (“REIT”) formed to invest in healthcare-related real estate and mortgage debt. Care was incorporated in Maryland in March 2007, and we completed our initial public offering on June 22, 2007. The Company was originally positioned to make mortgage investments in healthcare-related properties, and to opportunistically invest in real estate through utilizing the origination platform of its external manager, CIT Healthcare LLC (“Manager”). Care acquired its initial portfolio of mortgage loan assets from the Manager in exchange for cash proceeds from our initial public offering and common stock. In response to dislocations in the overall credit market, and in particular the securitized financing markets, in late 2007, we redirected our focus to place greater emphasis on high-quality healthcare-related real estate equity investments.

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

As of December 31, 2008, we maintained a diversified investment portfolio consisting of $64.9 million in unconsolidated joint ventures that own real estate, $105.1 million invested in wholly owned real estate and $159.9 million in 18 investments in mortgage loans. Our current investments in healthcare real estate include medical office buildings and assisted and independent living facilities and Alzheimer facilities. Our loan portfolio is primarily composed of first mortgages on skilled nursing facilities, assisted and independent living facilities, and mixed-use facilities.

As a REIT, we generally will not be subject to federal taxes on our REIT taxable income to the extent that we distribute our taxable income to stockholders and maintain our qualification as a REIT.

Real Estate Equity Investments

Unconsolidated Joint Ventures

Cambridge Medical Office Building Portfolio

We own an 85% equity interest in eight limited liability entities that own nine Class A medical office buildings developed and managed by Cambridge Holdings, Inc. (“Cambridge”) totaling approximately 767,000 square feet located in major metropolitan markets in Texas (8) and Louisiana (1). These facilities are situated on leading medical center campuses or adjacent to prominent acute care hospitals or ambulatory surgery centers, and are affiliated with or tenanted by the leading hospital systems and doctor groups in their respective markets, including MD Anderson Cancer Center and Texas Health Resources. Cambridge owns the remaining 15% interest in the facilities and operates them under long-term management contracts. Under the terms of the management agreement, Cambridge acts as the manager and leasing agent of each medical office building, subject to certain removal rights held by us. The medical office building properties are 95% leased at December 31, 2008.

The table below provides information with respect to the Cambridge portfolio:

Weighted average rent per square foot	$22.37
Average square foot per tenant	6,396
Weighted average remaining lease term	6.43 years
Largest tenant as percentage of total rental square feet	8.83%

Lease Maturity Schedule:

				% of
	Number of			Rental
Year	tenants	Square Ft	Annual Rent	Sq Ft

2009	11	23,451	$477,485	2.78%
2010	10	21,387	464,563	2.71%
2011	24	83,637	1,612,876	9.39%
2012	13	62,345	1,372,870	7.99%
2013	19	74,004	1,523,532	8.87%
2014	5	23,080	476,153	2.77%
2015	12	95,163	1,899,584	11.06%
2016	11	57,610	1,214,008	7.07%
2017	2	20,982	950,183	5.53%
2018	1	55,770	1,418,231	8.26%
Thereafter	12	250,084	5,762,400	33.57%

				100.0%

We paid $64.7 million in cash and equity for our interests in the Cambridge portfolio, which consisted of $61.9 million of cash and commitments to issue operating partnership units to Cambridge with a present value of $2.9 million at December 31, 2007, subject to the underlying properties achieving certain performance hurdles. The operating partnership units are held in escrow and will be released to Cambridge only upon the achievement of certain performance measures. Under the terms of our investment, we will receive an initial preferred minimum return of 8.0% on capital invested (described below) with 2.0% per annum escalations until the earlier of seven years from the date of close or when the entities have generated sufficient cash to provide the preferred return without reliance on the credit support for four of six consecutive quarters, with total cash generated from the portfolio for the six quarters sufficient to cover the preferred return over that period. Thereafter, the Company’s preferred equity interest converts to pari-passu common equity, 85% to Care and 15% to Cambridge.

The preferred return is guaranteed by three forms of credit support, which are in place until the earlier of (i) December 31, 2014 and (ii) cash flow from the properties generates the required return. The forms of guarantee are (i) a claim on cash flow attributable to Cambridge’s 15% stake, (ii) a claim on the dividends payable on the operating partnership units issued to Cambridge and (iii) our ability to cancel operating partnership units issued at close (currently held in escrow). If, in any given quarter, the entities are not able to generate cash flow from the properties to meet the required preferred return for the Company, the Company will rely first on a claim on cash flow attributable to Cambridge’s 15% stake. If that is not sufficient, then the Company will rely on a claim on the dividends payable on the operating partnership units issued to

Cambridge. Finally, if that is still not sufficient, the Company will rely on its ability to cancel operating partnership units issued at the closing of our investment (currently held in escrow).

Our 8% preferred return is based on our capital invested at the closing of our investment in Cambridge on December 31, 2007. Our capital invested at the closing was $72.4 million, which was comprised of $61.9 million in cash and commitments to issue 700,000 operating partnership units valued at $15.00 per unit (or $10.5 million in the aggregate). The obligation to issue (or, more specifically, to release from escrow) the operating partnership units is accounted for as a derivative obligation with a value tied both to our stock price (as each operating partnership unit is convertible into one share of our common stock) and to the performance of the Cambridge portfolio in that we are able to cancel operating partnership units during any quarter in which the operating cash flow from our share of the portfolio does not generate our preferred return, and our other credit support mechanisms (a claim on the operating cash flow from Cambridge’s 15% stake in the entities or a claim on the dividends payable on the operating partnership units) do not enable us to meet our preferred return. We are required to mark this obligation to fair value each period. However, regardless of the fair value of our obligation to issue these operating partnership units as of any reporting period, our 8% preferred return remains fixed to the initial capital that we invested to acquire our Cambridge interests and escalates at a rate of 2.0% per annum.

We also have right of first refusal to purchase an 85% economic interest in four medical office buildings currently under development by Cambridge, totaling approximately 348,000 square feet for an aggregate purchase price of $121 million.

Under the terms of our investment, Cambridge has the contractual right to put its 15% interest in the properties to us at an agreed upon market or appraised value in the event we enter into a change in control transaction.

Senior Management Concepts Senior Living Portfolio

We own interests in four independent and assisted living facilities located in Utah and operated by Senior Management Concepts, LLC (“SMC”), a privately held operator of senior housing facilities. The four facilities contain approximately 233 independent living units and 159 assisted living units, and each facility is 100% private pay. Affiliates of SMC have entered into 15-year leases on the facilities that expire in 2022. These facilities are 88% occupied as of December 31, 2008.

We paid $6.8 million in exchange for 100% of the preferred equity interests and 10% of the common equity interests in the joint venture. Care will receive a preferred return of 15.0% on its invested capital and an additional common equity return payable for up to ten years equal to 10.0% of projected free cash flow after payment of debt service and the preferred return. Our preferred equity interest is not subject to redemption for a period of two years, and we retain an option to put our preferred equity interest to our partner at par any time after the eighth anniversary of the closing.

Owned Real Estate

Bickford Senior Living Portfolio

We acquired 14 assisted living, independent living and Alzheimer facilities from Eby Realty Group, LLC, an affiliate of Bickford Senior Living Group LLC, (“Eby”) a privately owned operator of senior housing facilities, in two sale-leaseback transactions in June 2008 and September 2008. We have leased back the twelve facilities we acquired in June 2008 and the two facilities we acquired in September 2008 to Eby Realty Group through a master lease agreement for 15 years and 14.75 years, respectively, with four 10-year extension options. The portfolio, developed and managed by Bickford, contains 643 units and is located in Illinois (5), Indiana (1), Iowa (6) and Nebraska (2). The portfolio, which is 100% private pay, was 92% occupied as of December 31, 2008.

Under the terms of the master lease, the minimum rent due for the first year on the 14 Bickford properties is $9.1 million, or a base lease rate of 8.21%. Base rent during the initial 15 year lease term shall increase at the rate of three percent per year. Bickford shall also be liable for additional base rent of

$0.3 million, or an additional base lease rate of 0.26%, during the first year of the lease term. Additional base rent shall also increase at the rate of three percent per year during the initial term of the master lease. Payment of the additional minimum rent, which shall accrue during the first three years of the lease term, shall be deferred to years four and five of the initial lease term. The master lease is a “triple net” lease, and, as such, the master lessee is responsible for all taxes, insurance, utilities, maintenance and capital costs relating to the facilities. The obligations of the master lessee under the master lease are also secured by all assets of the master lessee and the subtenant facility operators, and, pending achievement of certain lease coverage ratios, by a second mortgage on another Eby project and a pledge of minority interests in six unrelated Eby projects.

The purchase price for these acquisitions was $111.0 million, and Eby Realty Group has the opportunity under an earn out agreement to receive an additional $7.2 million based on the performance of the properties and under certain other conditions.

Loans Held at the Lower of Cost or Market (“LOCOM”)

Upon consummation of our initial public offering, our Manager, through an affiliate, contributed a portfolio of healthcare-related mortgage assets in exchange for $204.3 million in cash and $78.8 million in shares of Care common stock (the “Contribution Portfolio”).

Investments in loans amounted to $159.9 million at December 31, 2008. We account for our investment in loans in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 65, Accounting for Certain Mortgage Banking Activities (“SFAS No. 65”). Under SFAS No. 65, loans expected to be held for the foreseeable future or to maturity should be held at amortized cost, and all other loans should be held at the lower of cost or market (LOCOM), measured on an individual basis. At December 31, 2008, in connection with our decision to reposition ourselves from a mortgage REIT to a traditional direct property ownership REIT (referred to as an equity REIT, see Notes 2, 4, and 5 to the financial statements) and as a result of current market conditions, we transferred our portfolio of mortgage loans to LOCOM because we are not certain that we will hold the portfolio of loans either until maturity or for the foreseeable future. In connection with the transfer, we recorded a valuation allowance of approximately $29.3 million representing the difference between our carrying amount of the loans and their estimated fair value at December 31, 2008.

Our investments include senior whole loans and participations secured primarily by real estate property in the form of pledges of ownership interests, direct liens or other security interests. The investments are in various geographic markets in the United States. These investments are all variable rate at December 31, 2008, had a weighted average spread of 5.76% over one month LIBOR (some loans are subject to interest rate floors), and an average maturity of approximately 2.1 years. One month LIBOR was 0.45% at December 31,

2008. The effective yield on our portfolio for the year ended December 31, 2008, was 6.20%. As of December 31, 2008, (except as described in footnote (b)) we held the following loan investments (in thousands):

	Location		Carrying	Interest	Maturity
Property Type (a)	City	State	Amount	Rate	Date

SNF	Middle River	Maryland	$9,185	L+3.75%	03/31/11
SNF/ALF/IL	Various	Washington/Oregon	26,012	L+2.75%	10/04/11
SNF (d)/(e)	Various	Michigan	23,767	L+2.25%	03/26/12
SNF (d)/(e)	Various	Texas	6,540	L+3.00%	06/30/11
SNF (d)/(e)	Austin	Texas	4,604	L+3.00%	05/30/11
SNF (b)/(d)(e)	Various	Virginia	27,401	L+2.50%	03/01/12
SNF/ICF (d)/(e)	Various	Illinois	29,045	L+3.00%	10/31/11
SNF (d)/(e)	San Antonio	Texas	8,412	L+3.50%	02/09/11
SNF/ALF (d)/(e)	Nacogdoches	Texas	9,696	L+3.15%	10/02/11
SNF/Sr.Appts/ALF	Various	Texas/Louisiana	15,682	L+4.30%	02/01/11
ALF (e)	Daytona Beach	Florida	3,688	L+3.43%	08/11/11
SNF/IL (c)/(d)/(e)	Georgetown	Texas	5,980	L+3.00%	07/31/09
SNF	Aurora	Colorado	9,151	L+5.74%	08/04/10
SNF (e)	Various	Michigan	10,080	L+7.00%	02/19/10

Investment in loans, gross			189,243
Valuation allowance			(29,327)

Loans held at LOCOM			$159,916

(a)	SNF refers to skilled nursing facilities; ALF refers to assisted living facilities; IL refers to independent living facilities; ICF refers to intermediate care facility; and Sr. Appts refers to senior living apartments.

(b)	Loan sold to our Manager on February 3, 2009 for $22,543 under our Mortgage Purchase Agreement (See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”).

(c)	Borrower has the ability to extend the maturity date to 7/31/12 upon advanced written notice and subject to compliance with certain covenants stipulated in the loan agreement.

(d)	Pledged as collateral for borrowings under our warehouse line of credit. On March 9, 2009, Care repaid the outstanding borrowings on its warehouse line in full.

(e)	The mortgages are subject to various interest rate floors ranging from 6.00% to 11.5%.

All loans were paying in accordance with their terms as of December 31, 2008 and we have no allowance for loan losses. Eight loans secured by first mortgages with a total principal balance, net of premiums, of $114.8 million at December 31, 2008 were pledged as collateral at December 31, 2008, for borrowings under our warehouse line of credit. (see Note 9).

Our mortgage portfolio (gross) at December 31, 2008, is diversified by property type and U.S. geographic region as follows:

	December 31,
	2008
	Carrying	% of
By Property Type	Amount	Portfolio

Skilled Nursing	$99.1	52.4%
Mixed-use(1)	86.4	45.6%
Assisted Living	3.7	2.0%

Total	$189.2	100.0%

	December 31,
	2008
	Carrying	% of
By U.S. Geographic Region	Amount	Portfolio

Midwest	$62.9	33.2%
South	54.6	28.9%
Mid-Atlantic	36.6	19.3%
Northwest	26.0	13.8%
West	9.1	4.8%

Total	$189.2	100.0%

(1)	Mixed-use facilities refer to properties that provide care to different segments of the elderly population based on their needs, such as Assisted Living Facilities with Skilled Nursing capabilities.

At December 31, 2008, our portfolio of eighteen mortgages was extended to fourteen borrowers with the largest exposure to any single borrower at 20.9% of the carrying value of the portfolio. The carrying value of three loans, each to different borrowers with exposures of more than 10% of the carrying value of the total portfolio, amounted to 54.9% of the portfolio. At December 31, 2007, the largest exposure to any single borrower was 12.7% of the portfolio carrying value and five other loans, each to different borrowers each with exposures of more than 10% of the carrying value of the total portfolio, amounted to 55.2% of the portfolio.

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

As of December 31, 2008, our Manager employed approximately 90 professionals with substantial experience and expertise in origination, underwriting, structuring, portfolio management, servicing, securitization, syndication and secondary market transactions. Of these professionals, our Manager had 12 employees originating and sourcing investment opportunities for our consideration. We believe our Manager is one of the leading healthcare financiers in the country. During 2008, our Manager evaluated approximately $13.1 billion of transactions for its own account, closed approximately $0.8 billion of commitments and funded approximately $0.5 billion of healthcare loans in the United States. As of December 31, 2008, our Manager owned assets of approximately $2.6 billion.

CIT Group

CIT Group (NYSE: CIT) is a bank holding company that provides financial products and advisory services to more than one million customers in over 50 countries across 30 industries. A leader in middle market financing, CIT has more than $60 billion in managed assets at December 31, 2008, and provides financial solutions for more than half of the Fortune 1000. A member of the S&P 500 and Fortune 500, it maintains leading positions in asset-based, cash flow and Small Business Administration lending, equipment leasing, vendor financing and factoring.

At December 31, 2008, CIT, through our Manager and CIT Holding, owned 37.9% of our outstanding common stock.

The Healthcare Industry

According to the 2007 National Health Expenditures forecast published by the Centers for Medicare and Medicaid Services (“CMS”), healthcare spending in the United States is projected to grow at an average annual growth rate of approximately 6.7% though 2017, the termination year of the forecast. As a percentage of Gross Domestic Product (“GDP”), healthcare spending is projected to increase by over 3 percentage points to 19.5% of GDP in 2017 at an expected spending level of over $4.3 trillion.

The U.S. population 65 years and older is growing in large part due to the coming of age of the “baby boomer” generation, as well as advances in medicine and technology that have increased the average life expectancy of the population. According to the U.S. Census Bureau, the 65 and older segment of the population is projected to increase by almost 50% between the years 2000 and 2050.

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

Origination Opportunities from Portfolio Clients

Our investments are primarily sourced and originated by our Manager’s origination team, which consisted of 12 members as of December 31, 2008, and we participate in investments in which our Manager and affiliates also participate. The Company has adopted certain policies that are designed to eliminate or minimize certain potential conflicts of interest with our Manager, and our board of directors has established investment guidelines. The conflict of interest policy with our Manager includes the first right to invest, pari-passu co-investments, participations, pro-rata fee sharing and legal services by CIT, among other provisions.

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

Our Facilities

The market for healthcare real estate is extensive and includes real estate owned by a variety of healthcare operators. The following is a general description of the types of facilities that we currently invest in or target for investment:

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

•	Independent Living Facilities, or ILFs. ILFs are designed to meet the needs of seniors who choose to live in an environment surrounded by their peers with services such as housekeeping, meals and activities. These residents generally do not need assistance with activities of daily living, including bathing, eating and dressing. However, residents have the option to contract for these services.

•	Assisted Living Facilities, or ALFs. ALFs are licensed care facilities that provide personal care services, support and housing for those who need help with activities of daily living yet require limited medical care. The programs and services may include transportation, social activities, exercise and fitness programs, beauty or barber shop access, hobby and craft activities, community excursions, meals in a dining room setting and other activities sought by residents. These facilities are often in apartment-like buildings with private residences ranging from single rooms to large apartments. Certain ALFs may offer higher levels of personal assistance for residents with Alzheimer’s disease or other forms of dementia. Levels of personal assistance are based in part on local regulations.

•	Continuing Care Retirement Communities, or CCRCs. CCRCs provide housing and health-related services under long-term contracts. This alternative is appealing to residents as it eliminates the need for relocating when health and medical needs change, thus allowing residents to “age in place.” Some CCRCs require a substantial entry fee or buy-in fee, and most also charge monthly maintenance fees in exchange for a living unit, meals and some health services. CCRCs typically require the individual to be in relatively good health and independent upon entry.

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

Availability of Documents and Other Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge on Care’s internet website, www.carereit.com, as soon as reasonably practicable after such information is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). We also make available on our web site our Code of Ethical Conduct that applies to our directors and executive officers, as well as to employees of our Manager when acting for, or on behalf of Care. In the event that we make changes in, or provide waivers of, the provisions of this Code of Ethical Conduct that the SEC requires us to disclose, we intend to disclose these events on our website. In addition, the SEC maintains an internet website that contains reports, proxy and information statements and other information related to registrants who file electronically with the SEC at www.sec.gov. Access to this site is free of charge.

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

Medicare is a federal program that provides certain hospital, nursing home and medical insurance benefits to persons over the age of 65, certain persons with disabilities and persons with end-stage renal disease.

Medicare, however, only pays for 100 days of nursing home care per illness upon release from a hospital. Medicaid is a medical assistance program jointly funded by federal and state governments and administered by each state pursuant to which benefits are available to certain indigent patients. The majority of governmental funding for nursing home care comes from the Medicaid program to the extent that a patient has spent their assets down to a predetermined level. Medicaid reimbursement rates, however, typically are less than the amounts charged by the tenants of our properties. The states have been afforded latitude in setting payment rates for nursing home providers. Furthermore, federal legislation restricts a skilled nursing facility operator’s ability to withdraw from the Medicaid program by restricting the eviction or transfer of Medicaid residents. For the last several years, many states have announced actual or potential budget shortfalls, a situation which will likely continue due to the current economic crisis. As a result of such actual or anticipated budget shortfalls, many states have implemented, are implementing or considering implementing “freezes” or cuts in Medicaid reimbursement rates paid to providers, including skilled nursing providers. Changes to Medicaid eligibility criteria are also possible thereby reducing the number of beneficiaries eligible to have their medical care reimbursed by government sources. Any decrease in reimbursement rates could have a significant effect on a tenant’s financial condition, and as a result, could adversely impact us.

The Medicare and Medicaid statutory framework is subject to administrative rulings, interpretations and discretion that affect the amount and timing of reimbursement made under Medicare and Medicaid. The amounts of program payments received by our operators and tenants can be changed from time to time, and at any time, by legislative or regulatory actions and by determinations by agents for the programs due to an economic downturn or otherwise. Such changes may be applied retroactively under certain circumstances. In addition, private payors, including managed care payors, continually demand discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk. Efforts to impose greater discounts and more stringent cost controls upon operators by private payors are expected to intensify and continue. However, private payors and managed care payors that provide insurance coverage for nursing home care, assisted living or independent living is extremely limited. The primary private source of coverage for nursing home care and assisted living facilities is long-term care insurance, which is costly and not widely held by patients. We cannot assure you that adequate third-party reimbursement levels will continue to be available for services to be provided by the tenants and operators of our properties which currently are being reimbursed by Medicare, Medicaid and private payors. Significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on these tenants’ and operators’ liquidity, financial condition and results of operations, which could adversely affect their ability to make rental payments under, and otherwise comply with the terms of, their leases with us.

Changes in government regulations and reimbursement (due to the economic downturn or otherwise), increased regulatory enforcement activity and regulatory non-compliance by our tenants and operators can all have a significant effect on their operations and financial condition, and as a result, can adversely impact us. Please see ITEM 1A. “Risk Factors” for more information.

While different properties within our portfolio may be more or less likely subject to certain types of regulation which in some cases is specific to the type of facility (e.g., the regulation of continuing care retirement communities by state Departments of Insurance), all healthcare facilities are potentially subject to the full range of regulation and enforcement described more fully below. We expect that the healthcare industry will continue to face increased regulation and pressure in the areas of fraud, waste and abuse, cost control, healthcare management and provision of services, as well as continuing cost control initiatives and reform efforts generally. Each of these factors can lead to reduced or slower growth in reimbursement for certain services provided by our tenants and operators, as well as reduced demand for certain of the services that they provide. In addition, we believe healthcare services are increasingly being provided on an outpatient basis or in the home, and hospitals and other healthcare providers are increasingly facing the need to provide greater services to uninsured patients, all of which can also adversely affect the profitability of some of our tenants and operators.

Fraud and Abuse

There are extensive federal and state laws and regulations prohibiting fraud and abuse in the healthcare industry, the violation of which could result in significant criminal and civil penalties that can materially affect the tenants and operators of our properties. The federal laws include:

•	The anti-kickback provisions of the federal Medicare and Medicaid programs, which prohibit, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate) directly or indirectly in return for or to induce the referral of an individual to a person for the furnishing or arranging for the furnishing of any item or service for which payment may be made in whole or in part under Medicare or Medicaid.

•	The “Stark laws,” which prohibit, with limited exceptions, referrals by physicians of Medicare or Medicaid patients to providers of a broad range of designated healthcare services with which physicians (or their immediate family members) have ownership interests or certain other financial (compensation) arrangements.

•	The False Claims Act, which prohibits any person from knowingly presenting false or fraudulent claims for payment to the federal government (including the Medicare and Medicaid programs).

•	The Civil Monetary Penalties Law, which authorizes the Department of Health and Human Services to impose civil penalties administratively for fraudulent acts.

•	The Health Insurance Portability and Accountability Act of 1996 (commonly referred to as “HIPAA”), which among other things, protects the privacy and security of individually identifiable health information by limiting its use and disclosure.

Sanctions for violating these federal laws include criminal and civil penalties that range from punitive sanctions, damage assessments, monetary penalties, imprisonment, denial of Medicare and Medicaid payments, and/or exclusion from the Medicare and Medicaid programs. These laws also impose an affirmative duty on operators to ensure that they do not employ or contract with persons excluded from the Medicare and other government programs.

Many states have adopted or are considering legislative proposals similar to the federal fraud and abuse and physician self-referral laws, some of which extend beyond the Medicare and Medicaid programs to prohibit the payment or receipt of remuneration for the referral of patients and physician self-referrals relating to a broader list of services and/or regardless of whether the service was reimbursed by Medicare or Medicaid. Many states have also adopted or are considering legislative proposals to increase patient protections, such as criminal background checks and limiting the use and disclosure of patient specific health information. These state laws also impose criminal and civil penalties similar to the federal laws.

In addition, various states have established minimum staffing requirements, or may establish minimum staffing requirements in the future, for hospitals, nursing homes and other healthcare facilities. The implementation of these staffing requirements in some states is not contingent upon any additional appropriation of state funds in any budget act or other statute. Our tenants’ and operators’ ability to satisfy such staffing requirements will depend upon their ability to attract and retain qualified healthcare professionals. Failure to comply with such minimum staffing requirements may result in the imposition of fines or other sanctions. If states do not appropriate sufficient additional funds (through Medicaid program appropriations or otherwise) to pay for any additional operating costs resulting from such minimum staffing requirements, our tenants’ and operators’ profitability may be materially adversely affected.

Finally, the majority of states have enacted laws implementing specific requirements in the event that the personal information of a patient or resident is compromised. Although these requirements vary from state to state, notification of security breaches to the state Attorney General and affected patients or residents is often required. Notification may be costly and time consuming and a failure to comply with these requirements may result in civil or criminal penalties. To the extent to which our tenants own or maintain personal information, they may be required to comply with the state security breach laws which could increase operating costs and decrease a tenant’s profitability.

In the ordinary course of their business, the tenants and operators of our properties have been and are subject regularly to inquiries, inspections, investigations and audits by federal and state agencies that oversee these laws and regulations. Skilled nursing facilities are licensed on an annual or bi-annual basis and certified annually for participation in the Medicare and Medicaid programs through various regulatory agencies which determine compliance with federal, state and local laws. Increased funding through recent federal and state legislation has led to a dramatic increase in the number of investigations and enforcement actions over the past several years. Private enforcement of healthcare fraud also has increased due in large part to amendments to the civil False Claims Act in 1986 that were designed to encourage private individuals to sue on behalf of the government. These whistleblower suits by private individuals, known as qui tam suits, may be filed by almost anyone, including present and former patients or nurses and other employees. HIPAA also created a series of new healthcare-related crimes.

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

Healthcare Reform

As one of the largest industries in the United States, healthcare continues to attract much legislative interest and public attention. In an effort to reduce federal spending on healthcare, in 1997 the federal government enacted the Balanced Budget Act (“BBA”), which contained extensive changes to the Medicare and Medicaid programs, including substantial Medicare reimbursement reductions for healthcare operations. For certain healthcare providers, including hospitals and skilled nursing facilities, implementation of the BBA resulted in more drastic reimbursement reductions than had been anticipated. In addition to its impact on Medicare, the BBA also afforded states more flexibility in administering their Medicaid plans, including the ability to shift most Medicaid enrollees into managed care plans without first obtaining a federal waiver.

The following key legislative and regulatory changes have been made to the BBA to provide some relief from the drastic reductions in Medicare and Medicaid reimbursement resulting from implementation of the BBA:

•	The Balanced Budget Refinement Act of 1999 (“BBRA”);

•	The Medicare, Medicaid, and State Child Health Insurance Program Benefits Improvement and Protection Act of 2000 (“BIPA”);

•	The one-time “administrative fix” to increase skilled nursing facility payment rates by 3.26%, instituted by the Centers for Medicare & Medicaid Services (“CMS”) beginning on October 1, 2003;

•	The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“Medicare Modernization Act,” sometimes referred to as the “Drug Bill”);

•	The Deficit Reduction Act of 2005 (Pub. L No 109-171) (“DRA”);

•	The Tax Relief and Health Care Act of 2006 (Pub L. No. 109-432); and

•	The Medicare, Medicaid, and SCHIP Extension Act of 2007 (Pub L. No. 110-173).

In addition, under the CMS’s final rule updating Long Term Care DRG’s for federal fiscal year 2007, reimbursement of uncollectible Medicare coinsurance amounts for all beneficiaries (other than beneficiaries of both Medicare and Medicaid) was reduced from 100% to 75% for skilled nursing facility cost reporting periods beginning on or after October 1, 2005. CMS estimates that the change in treatment of bad debt will result in a decrease in payments to skilled nursing facilities over a five year period from federal fiscal year 2006 to 2010. We cannot assure that future updates to the skilled nursing facilities prospective payment system, therapy services or Medicare reimbursement for skilled nursing facilities will not materially adversely impact our tenants, which in turn could have a materially adverse affect on us. The Medicare and Medicaid programs, including payment levels and methods, are continually evolving and have been less predictable following the enactment of BBA and the subsequent reform activities. Moreover, the healthcare delivery system is under constant scrutiny and has been identified by the new administration as a key area of interest and likely reform. We cannot assure you that future healthcare legislation, changes in the administration or implementation of governmental healthcare reimbursement programs will not have a material adverse effect on our tenants’ and operators’ liquidity, financial condition or results of operations, which could adversely affect their ability to make rental payments to us and which, in turn, could have a material adverse effect on us.

Certificates of Need and State Licensing

Certificate of need, or CON, regulations control the development and expansion of healthcare services and facilities in certain states. Some states also require regulatory approval prior to changes in ownership of certain healthcare facilities. In the last several years, in response to mounting Medicaid budget deficits, many states have begun to tighten CON controls, including the imposition of moratoriums on new facilities, and the imposition of stricter controls over licensing and change of ownership rules. States that do not have CON programs may have other laws or regulations that limit or restrict the development or expansion of healthcare facilities. To the extent that CONs or other similar approvals are required for expansion or the operations of our facilities, either through facility acquisitions, expansion or provision of new services or other changes, such expansion could be affected adversely by the failure or inability of our tenants and operators to obtain the necessary approvals, changes in the standards applicable to such approvals or possible delays and expenses associated with obtaining such approvals.

Entrance Fee Communities

Certain of our tenants are continuing care retirement communities which provide independent living facilities, assisted living facilities and nursing home care. It is possible that these facilities are operated as an entrance fee community. Generally, an entrance fee is an upfront fee or consideration paid by a resident, a portion of which may be refundable, in exchange for some form of long-term benefit. Some of the entrance fee communities are subject to significant state regulatory oversight, including, for example, oversight of each facility’s financial condition, establishment and monitoring of reserve requirements and other financial restrictions, the right of residents to cancel their contracts within a specified period of time, lien rights in favor to the residents, restrictions on change of ownership and similar matters. Such oversight and the rights of residents within these entrance fee communities may have an effect on the revenues or operations of our tenants and therefore adversely impact us.

Americans with Disabilities Act (the “ADA”)

Our properties must comply with the ADA to the extent that such properties are “public accommodations” as defined in that statute. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. To date, no notices of substantial noncompliance with the ADA have been received by us. Accordingly, we have not incurred substantial capital expenditures to address ADA concerns. In some instances, our tenants and operators may be responsible for any additional amounts that may be required to make facilities ADA-compliant. Noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we continue to assess our properties and make alterations as appropriate in this respect.

Environmental Matters

A wide variety of federal, state and local environmental and occupational health and safety laws and regulations affect healthcare facility operations. These complex federal and state statutes, and their enforcement, involve myriad regulations, many of which involve strict liability on the part of the potential offender. Some of these federal and state statutes may directly impact us. Under various federal, state and local environmental laws, ordinances and regulations, an owner or operator of real property or a secured lender, such as us, may be liable for the costs of removal or remediation of hazardous or toxic substances at, under or disposed of in connection with such property, as well as other potential costs relating to hazardous or toxic substances (including government fines and damages for injuries to persons, adjacent property, and/or natural resources). This may be true even if we did not cause or contribute to the presence of such substances. The cost of any required remediation, removal, fines or personal or property damages and the owner’s or secured lender’s liability therefore could exceed or impair the value of the property, and/or the assets of the owner or secured lender. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect the owner’s ability to sell or rent such property or to borrow using such property as collateral which, in turn, could reduce our revenues. For a description of the risks associated with environmental matters, see ITEM 1A. ”Risk Factors.”

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

Employees

We do not currently have any employees, nor do we anticipate hiring any employees in the near term. Our executive officers and other staff are all employed by our Manager or CIT. Our Manager is reimbursed for the cost of these employees and the services delivered through a management fee under the requirements of the Management Agreement by and between Care Investment Trust Inc. and CIT Healthcare LLC. See “Related Party Transactions and Agreements — Management Agreement” below.

Certain U.S. Federal Income Tax Considerations

The following discussion of “Certain U.S. Federal Income Tax Considerations” is not inclusive of all possible tax considerations and is not tax advice. This summary does not deal with all tax aspects that might be relevant to a particular stockholder in light of such stockholder’s circumstances, nor does it deal with particular types of stockholders that are subject to special treatment under the Internal Revenue Code (the “Code”). Provisions of the Code governing the federal income tax treatment of REITs and their stockholders are highly technical and complex, and this summary is qualified in its entirety by the applicable Code provisions, rules and Treasury Regulations promulgated thereunder, and administrative and judicial interpretations thereof. The following discussion is based on current law, which could be changed at any time, and possibly applied retroactively.

We elected on our 2007 U.S. income tax return to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code for our taxable year ended December 31, 2007. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our REIT taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income tax on our taxable income at regular corporate rates and we will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distributions to stockholders. However, we believe that we will operate in such a manner as to qualify for treatment as a REIT and we intend to operate in the foreseeable future in such a manner so that we will qualify as a REIT for federal income tax purposes. We may, however, be subject to certain state and local taxes.

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

There are presently two gross income requirements for Care to qualify as a REIT. First, for each taxable year, at least 75% of Care’s gross income (excluding gross income from “prohibited transactions” as defined below, and certain hedging transactions entered into after July 30, 2008) must be derived directly or indirectly from investments relating to real property or mortgages on real property or from certain types of temporary investment income. Second, at least 95% of Care’s gross income (excluding gross income from prohibited transactions and qualifying hedges) for each taxable year must be derived from income that qualifies under the 75% test and other dividends, interest and gain from the sale or other disposition of stock or securities. A “prohibited transaction” is a sale or other disposition of property (other than foreclosure property) held primarily for sale to customers in the ordinary course of our trade or business.

At the close of each quarter of Care’s taxable year, it must also satisfy tests relating to the nature of its assets. First, at least 75% of the value of Care’s total assets must be represented by real estate assets (including shares of stock of other REITs) cash, cash items, or government securities. For purposes of this test, the term “real estate assets” generally means real property (including interests in real property and mortgages, and certain mezzanine loans) and shares in other REITs, as well as any stock or debt instrument attributable to the investment of the proceeds of a stock offering or a public debt offering with a term of at least five years, but only for the on-year period beginning on the date the proceeds are received. Second, not more than 25% of Care’s total assets may be represented by securities other than those in the 75% asset class. Third, of the investments included in the 25% asset class and except for certain investments in other REITs, “qualified REIT subsidiaries” and TRSs, the value of any one issuer’s securities owned by Care may not exceed 5% of the value of Care’s total assets, and Care may not own more than 10% of the vote or value of the securities of any one issuer. Solely for purposes of the 10% value test, however, certain securities including, but not limited to, securities having specified characteristics (“straight debt”), loans to an individual or an estate, obligations to pay rents from real property and securities issued by a REIT, are disregarded as securities. Fourth, not more than 20% (25% for taxable years beginning on or after January 1, 2009) of the value of Care’s total assets may be represented by securities of one or more TRSs.

Care, directly and indirectly, owns interests in various partnerships and limited liability companies that are either disregarded or treated as partnership for federal income tax purposes. In the case of a REIT that is a partner in a partnership or a member of a limited liability company that is treated as a partnership under the Code, for purposes of the REIT asset and income tests, the REIT will be deemed to own its proportionate share of the assets of the partnership or limited liability company and will be deemed to be entitled to its proportionate share of gross income of the partnership or limited liability company, in each case, determined in accordance with the REIT’s capital interest in the entity (subject to special rules related to the 10% asset test).

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

Care also owns interests in a number of subsidiaries which are intended to be treated as qualified REIT subsidiaries (each a “QRS”). The Code provides that such subsidiaries will be ignored for federal income tax purposes and all assets, liabilities and items of income, deduction and credit of such subsidiaries will be treated as the assets, liabilities and such items of Care. If any partnership, limited liability company or subsidiary in which Care owns an interest were treated as a regular corporation (and not as a partnership, subsidiary REIT, QRS or taxable REIT subsidiary, as the case may be) for federal income tax purposes, Care would likely fail to satisfy the REIT asset tests described above and would therefore fail to qualify as a REIT, unless certain relief provisions apply. Care believes that each of the partnerships, limited liability companies and subsidiaries (other than taxable REIT subsidiaries), in which it owns an interest will be treated for tax purposes as a partnership, disregarded entity (in the case of a 100% owned limited liability company), REIT or QRS, as applicable, although no assurance can be given that the Internal Revenue Service will not successfully challenge the status of any such organization.

A REIT may own any percentage of the voting stock and value of the securities of a corporation which jointly elects with the REIT to be a TRS, provided certain requirements are met. A TRS generally may engage in any business, including the provision of customary or noncustomary services to tenants of its parent REIT and of others, except a TRS may not manage or operate a hotel or healthcare facility. A TRS is treated as a regular corporation and is subject to federal income tax and applicable state income and franchise taxes at regular corporate rates. In addition, a 100% tax may be imposed on a REIT if its rental, service or other agreements with its TRS, or the TRS’s agreements with the REIT’s tenants, are not on arm’s-length terms. As of December 31, 2008, Care did not own any interests in subsidiaries which have elected to be taxable REIT subsidiaries (each a “TRS”).

In order to qualify as a REIT, Care is required to distribute dividends (other than capital gain dividends) to its stockholders in an amount at least equal to (A) the sum of (i) 90% of its “real estate investment trust taxable income” (computed without regard to the dividends paid deduction and its net capital gain) and (ii) 90% of the net income, if any (after tax), from foreclosure property, minus (B) the sum of certain items of non-cash income. Such distributions must be paid, or treated as paid, in the taxable year to which they relate. At Care’s election, a distribution will be treated as paid in a taxable year if it is declared before Care timely files its tax return for such year, and is paid on or before the first regular dividend payment after such declaration, provided such payment is made during the twelve month period following the close of such year. To the extent that Care does not distribute all of its net long-term capital gain or distributes at least 90%, but less than 100%, of its “real estate investment trust taxable income,” as adjusted, Care will be required to pay tax on the undistributed amount at regular federal and state corporate tax rates. Furthermore, if Care fails to distribute during each calendar year at least the sum of (i) 85% of its ordinary income for such year, (ii) 95% of its capital gain net income for such year and (iii) any undistributed taxable income from prior periods, Care would be required to pay, in addition to regular federal and state corporate tax, a non-deductible 4% excise tax on the excess of such required distributions over the amounts actually distributed. While historically Care has satisfied the distribution requirements discussed above by making cash distributions to its shareholders, a REIT is permitted to satisfy these requirements by making distributions of cash or other property, including, in limited circumstances, its own stock. For distributions with respect to taxable years ending on or before December 31, 2009, recent Internal Revenue Service guidance allows us to satisfy up to 90% of the distribution requirements discussed above through the distribution of shares of Care common stock, if certain conditions are met.

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

Risks Related to Our Business

Adverse economic and geopolitical conditions and disruptions in the credit markets could have a material adverse effect on our results of operations, financial condition and ability to pay distributions to you.

Our business has been and may continue to be affected by market and economic challenges experienced by the global economy or real estate industry as a whole or by the local economic conditions in the markets where our properties may be located, including the current dislocations in the credit markets and general global economic recession. These current conditions, or similar conditions existing in the future, may adversely affect our results of operations, financial condition and ability to pay distributions as a result of the following, among other potential consequences:

•	the financial condition of our borrowers, tenants and operators may be adversely affected, which may result in defaults under loans or leases due to bankruptcy, lack of liquidity, operational failures or for other reasons;

•	foreclosures and losses on our healthcare-related real estate investments and mortgage loans could be higher than those generally experienced in the mortgage lending industry because a portion of the investments we make may be subordinate to other creditors;

•	our loan-to-value ratio of loans that we have previously extended would increase and our collateral coverage would weaken and increase the possibility of a loss in the event of a borrower default if there is a material decline in real estate values;

•	our ability to borrow on terms and conditions that we find acceptable, or at all, may be limited, which could reduce our ability to pursue acquisition opportunities and refinance existing debt, reduce our returns from our acquisition activities and increase our future interest expense;

•	reduced values of our properties may limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by our properties and may reduce the availability of unsecured loans;

•	our Manager may refuse or be unable to meet its commitment to us to purchase the loan assets that we may elect to sell to our Manager pursuant to the Mortgage Purchase Agreement; and we may not be able to obtain alternative financing on favorable terms, or at all.

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

Financial institutions that finance our investments pursuant to credit facilities may require that our Manager remain our Manager pursuant to the management agreement. If our Manager ceases to be our Manager, it may constitute an event of default and the financial institution providing the credit facility may have the right to terminate its facility and any obligation to advance funds to us to finance our future investments. If our Manager ceases to be our Manager for any reason and, as a result, we are unable to obtain financing our growth may be limited. We terminated our warehouse line of credit on March 9, 2009, and currently have no external credit facility.

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

Among the factors that could adversely affect our results of operations and impair our ability to pay dividends to our stockholders are:

•	the profitability of the investment of the net proceeds of our initial public offering;

•	our ability to make profitable investments;

•	defaults in our asset portfolio or decreases in the value of our portfolio;

•	the fact that anticipated operating expense levels may not prove accurate, as actual results my vary from estimates; and

•	our ability to obtain sources of credit on commercially acceptable terms.

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

We conduct our operations so as not to become regulated as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). We rely on an exemption from registration under Section 3(c)(5)(C) of the Investment Company Act, which generally means that at least 55% of our portfolio must be comprised of qualifying real estate assets and at least another 25% of our portfolio must be comprised of additional qualifying real estate assets and real estate-related assets. To comply with these regulations, we may from time to time acquire direct interests in real estate or buy or originate whole mortgage loans and participations in whole mortgage loans, provided that we control the right to foreclose the mortgage securing the loan in the event of a default, certain B Notes and other qualifying assets. There can be no assurance that we will be able to maintain this exemption from registration. Further, we may not be able to invest in sufficient qualifying real estate assets and/or real estate-related assets and future revisions of the Investment Company Act or further guidance from the staff of the SEC may cause us to lose our exemption or force us to re-evaluate our portfolio and our business strategy.

Our subsidiaries will be subject to similar restrictions under the Investment Company Act so that we do not come within the definition of an “investment company” under the Investment Company Act. These restrictions also would limit the types of business in which we may engage. A failure to satisfy these requirements could materially and adversely affect our business.

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

The contribution agreement through which we acquired our initial portfolio of mortgage loan assets at the time of our initial public offering was not negotiated on an arms-length basis and we did not receive independent appraisals of the initial assets. As a result, the terms of the contribution agreement, including the consideration paid by us in exchange for the initial assets, may not be as favorable to us as if it was negotiated with an unaffiliated third party.

The contribution agreement through which we acquired our initial portfolio of mortgage loan assets at the time of our initial public offering was negotiated between related parties. As a result, we did not have the benefit of arms-length negotiations of the type normally conducted with an unaffiliated third party and the terms, including the terms of the contribution of the initial assets, may not be as favorable to us as if we did engage in negotiations with an unaffiliated third party. We did not obtain any independent third-party appraisals of the initial assets contributed to us and the determination of the fair market value of the initial assets was made by our Manager. These assets were contributed to us directly by CIT Holding, an affiliate of ours, and, in exchange, we issued to CIT Holding cash proceeds from our initial public offering and shares of our common stock. As a result, the consideration paid by us in exchange for the contribution of the assets may have exceeded the fair market value of these assets. In addition, we may choose not to enforce, or to enforce less vigorously, our rights under the contribution agreement because of our desire to maintain our ongoing relationship with our Manager and CIT.

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

Our Manager provides us with services essential to our operations. Our Manager represents just one segment of CIT, and relies on CIT and its affiliates for assistance in various aspects of its business, including financing. Our Manager obtains its financing from public and private securities offerings by CIT. Due to continued weakness in the credit markets and the likely negative impact on CIT’s earnings, CIT’s counterparty rating has been lowered by Standard & Poor’s, Moodys and Fitch. CIT’s access to its usual sources of wholesale funding has been closed due to the continuing dislocation of the global credit markets, and on March 20, 2008, it drew down the remaining availability ($7.3 billion) from its bank credit facilities to refinance pre-existing debt. On December 22, 2008, the Federal Reserve approved CIT as a bank holding company, and on December 31, 2008, CIT sold $2.33 billion of perpetual preferred stock to the U.S. Department of Treasury under the Capital Purchase Program established under the Emergency Economic Stabilization Act of 2008. The bank holding company regulations prohibit CIT from holding more than 5% of the outstanding shares of any class of voting stock of any company engaged in a non-banking business, and, absent an exemption, CIT has two years from January 1, 2009 to reduce its investment in Care to 5% or less in order to maintain its bank holding company status. We cannot assure you that CIT will continue to be able to raise our Manager’s financing in the future. We also cannot assure you that CIT will continue to allocate the same resources to our Manager’s business. An inability or unwillingness on the part of CIT to access the capital markets on behalf of our Manager or to continue to provide the same level of support to our Manager could negatively affect our business, financial condition and results of operations.

Termination of our management agreement would be difficult and costly.

Termination of the management agreement with our Manager would be difficult and costly. The management agreement has an initial term expiring on June 30, 2010 and will automatically be renewed for one-year terms thereafter unless we or our Manager gives the other party at least 180 days prior notice of its intention not to renew the agreement. We may not terminate the management agreement without cause during the initial term or any renewal term. If we elect to not renew the agreement upon expiration of the initial term, or any renewal term, we will be required to pay a termination fee, within 90 days of termination, equal to the average annual base management fee as earned by the Manager during the two years immediately preceding the most recently completed fiscal quarter prior to the date of termination, multiplied by three. In no event shall the termination fee be less than fifteen million four hundred thousand dollars ($15,400,000). In addition, following any termination of the management agreement, we must pay our Manager all compensation accruing to the date of the termination. These provisions increase the effective cost to us of terminating the management agreement with our Manager, even if we believe our Manager’s performance is not satisfactory. No termination fee is payable if we terminate the management agreement for cause.

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

We own interests in healthcare facilities as well as provide financing for healthcare businesses. A downturn in the healthcare industry or the economy generally could negatively affect our borrowers’ or tenants’ ability to make payments to us and, consequently, our ability to meet debt service obligations or make distributions to our stockholders. These adverse effects could be more pronounced than if we diversified our investments outside of healthcare facilities.

Furthermore, many of our tenants and borrowers in the healthcare industry are heavily dependant on reimbursements from the Medicare and Medicaid programs for the bulk of their revenues. Our tenants’ and borrowers’ dependence on reimbursement revenues could cause us to suffer losses in several instances.

•	If our tenants or borrowers fail to comply with operational covenants and other regulations imposed by these programs, they may lose their eligibility to continue to receive reimbursements under the programs or incur monetary penalties, either of which could result in the tenant’s or borrower’s inability to make scheduled payments to us.

•	If reimbursement rates do not keep pace with increasing costs of services to eligible recipients, or funding levels decrease as a result of state budget crises or increasing pressures from Medicare and Medicaid to control healthcare costs, our tenants and borrowers may not be able to generate adequate revenues to satisfy their obligations to us.

•	If a healthcare tenant or borrower were to default on its loan, we would be unable to invoke our rights to the pledged receivables directly as the law prohibits payment of amounts owed to healthcare providers under the Medicare and Medicaid programs to be directed to any entity other than the actual providers. Consequently, we would need a court order to force collection directly against these governmental payors. There is no assurance that we would be successful in obtaining this type of court order.

The healthcare industry continues to face various challenges, including increased government and private payor pressure on healthcare providers to control or reduce costs, and increasing competition for patients among healthcare providers in areas with significant unused capacity. We believe that certain of our tenants or borrowers will continue to experience a shift in payor mix away from fee-for-service payors (if any), resulting in an increase in the percentage of revenues attributable to managed care payors, government payors and general industry trends that include pressures to control healthcare costs. Pressures to control healthcare costs and a shift away from traditional health insurance reimbursement have resulted in an increase in the number of patients whose healthcare coverage is provided under managed care plans, such as health maintenance organizations and preferred provider organizations. In addition, due to the aging of the population and the expansion of governmental payor programs, we anticipate that there will be a marked increase in the number of patients reliant on healthcare coverage provided by governmental payors, which in the case of skilled nursing facilities is already significant. These changes could have a material adverse effect on the financial condition of some or all of our tenants or borrowers, which could have a material adverse effect on our financial condition and results of operations and could negatively affect our ability to make distributions to our stockholders.

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

The federal government and numerous state governments have passed laws and regulations that attempt to eliminate healthcare fraud and abuse by prohibiting business arrangements that induce patient referrals or the ordering of specific ancillary services. In addition, the Balanced Budget Act of 1997 strengthened the federal fraud and abuse laws to provide for stiffer penalties for violations. Violations of these laws may result in the imposition of criminal and civil penalties, including possible exclusion from federal and state healthcare programs. Imposition of any of these penalties upon any of our tenants or borrowers could jeopardize any tenant’s or borrower’s ability to operate a facility or to make payments, thereby potentially adversely affecting us.

In the past several years, federal and state governments have significantly increased investigation and enforcement activity to detect and eliminate fraud and abuse in the Medicare and Medicaid programs. In addition, legislation and regulations have been adopted at both state and federal levels, which severely restricts the ability of physicians to refer patients to entities in which they have a financial interest. It is anticipated that the trend toward increased investigation and enforcement activity in the area of fraud and abuse, as well as self-referrals, will continue in future years and could adversely affect our prospective tenants or borrowers and their operations, and in turn their ability to make payments to us.

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

Economic crisis generally and its affect on state budgets could result in a decrease in Medicare and Medicaid reimbursement levels

The current economic crisis is having a widespread impact both nationally and at the state level. Healthcare facilities are no different that other businesses and are accordingly not immune from the economic crisis’ impact. Specifically, revenues at all healthcare or related facilities may be impacted as a result of individuals forgoing or decreasing utilization of healthcare services or delaying moves to independent living facilities, assisted living facilities or nursing homes. Furthermore, the federal government in the case of

Medicare or the federal matching portion of Medicaid may seek cost reductions in such programs in order to shift federal moneys to pay for the stimulus package or programs assisting the financial sector or other businesses. Finally, many states are facing severe budget short-falls and in some cases facing bankruptcy which could result in a decrease in funding made available for the Medicaid program and a decrease in reimbursement rates for nursing home facilities and other healthcare facilities. To the extent that there is a decrease in utilization of tenants’ healthcare facilities or a reduction in funds available for the Medicare or Medicaid programs, tenants may not have sufficient revenues to pay rent to us or may be forced to discontinue operations. In either case, our revenues and operations could be adversely affected.

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

In order to qualify as a REIT under the Internal Revenue Code, we are required, among other things, to distribute to our stockholders each year at least 90% of our REIT taxable income. Because of this distribution requirement, we may not be able to fund all future capital needs, including capital needs in connection with investments, from cash retained from operations. As a result, we rely on external sources of capital. We do not receive credit or other financial support from CIT. We terminated our warehouse line of credit, which was our only external credit facility, on March 9, 2009. If we are unable to obtain needed capital at all or obtain it only on unfavorable terms, we might not be able to make the investments needed to grow our business, or to meet our obligations and commitments as they mature, which could affect our ability to continue operations. Our access to capital depends upon a number of factors over which we have little or no control, including:

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

We have invested in joint ventures with other persons or entities when circumstances warrant the use of these structures. We currently have two joint ventures that are not consolidated with our financial statements. Our aggregate investments in these joint ventures represented approximately 17.5% of our total assets at December 31, 2008. Our participation in joint ventures is subject to the risks that:

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

We may invest in debt securities of healthcare-related issuers. Our investments in debt securities involve specific risks. REITs generally are required to invest substantially in real estate or real estate-related assets and are subject to the inherent risks associated with real estate-related investments. Our investments in debt securities are subject to risks that include:

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

Our loans are directly or indirectly secured by a lien on real property (or the equity interests in an entity that owns real property) that, upon the occurrence of a default on the loan, could result in our acquiring ownership of the property. Investments in real property or real property-related assets are subject to varying degrees of risk. The value of each property is affected significantly by its ability to generate cash flow and net income, which in turn depends on the amount of rental or other income that can be generated net of expenses required to be incurred with respect to the property. The rental or other income from these properties may be adversely affected by a number of risks, including:

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

Before investing in a company or making a loan to a borrower, we assess the strength and skills of such entity’s management and other factors that we believe are material to the performance of the investment. In making the assessment and otherwise conducting customary due diligence, we rely on the resources available to us and, in some cases, an investigation by third parties. This process is particularly important and subjective with respect to newly organized entities because there may be little or no information publicly available about the entities. There can be no assurance that our due diligence processes have or will uncover all relevant facts or that any investment will be successful.

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

If we lose our status as a REIT, we will face serious tax consequences that may substantially reduce the funds available for satisfying our obligations and for distribution to our stockholders for each of the years involved because:

•	We would be subject to federal income tax as a regular corporation and could face substantial tax liability;

•	We would not be allowed a deduction for dividends paid to stockholders in computing our taxable income and would be subject to federal income tax at regular corporate rates;

•	We also could be subject to the federal alternative minimum tax and possibly increased state and local taxes;

•	Corporate subsidiaries could be treated as separate taxable corporations for U.S. federal income tax purposes;

•	Any resulting corporate tax liability could be substantial and could reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of, and trading prices for, our common stock; and

•	Unless we are entitled to relief under statutory provisions, we will not be able to elect REIT status for four taxable years following the year during which we were disqualified.

In addition, if we fail to qualify as a REIT, all distributions to stockholders would continue to be treated as dividends to the extent of our current and accumulated earning and profits, although corporate stockholders may be eligible for the dividends received deduction and individual stockholders may be eligible for taxation at the rates generally applicable to long-term capital gains (currently at a maximum rate of 15%) with respect to dividend distributions. We would no longer be required to pay dividends to maintain REIT status.

Our ability to satisfy certain REIT qualification tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Moreover, the proper classification of an instrument as debt or equity for federal income tax purposes and the tax treatment of participation interests that we hold in mortgage loans and may be uncertain in some circumstances, which could affect the application of the REIT qualification requirements as described below. Accordingly, there can be no assurance that the IRS will not contend that our interests in subsidiaries or other issuers will not cause a violation of the REIT requirements. Furthermore, as a result of these factors, our failure to qualify as a REIT also could impair our ability to implement our business strategy. Although we believe that we qualify as a REIT, we cannot assure you that we will continue to qualify or remain qualified as a REIT for tax purposes.

The 90% distribution requirement under the REIT tax rules will decrease our liquidity and may force us to engage in transactions that may not be consistent with our business plan.

To comply with the 90% REIT taxable income distribution requirement applicable to REITs and to avoid a nondeductible 4% excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws, we must make distributions to our stockholders. For distributions with respect to taxable years ending on or before December 31, 2009, recent Internal Revenue Service guidance allows us to satisfy up to 90% of these requirements through the distribution of shares of Care common stock, if certain conditions are met. Although we anticipate that we generally will have sufficient cash or liquid assets to enable us to satisfy the REIT distribution requirement, it is possible that, from time to time, we may not have sufficient cash or other liquid assets to meet the 90% distribution requirement or we may decide to retain cash or distribute such greater amount as may be necessary to avoid income and excise taxation. This may be due to the timing differences between the actual receipt of income and actual payment of deductible expenses, on the one hand, and the inclusion of that income and deduction of those expenses in arriving at our taxable income, on the other hand. In addition, non-deductible expenses such as principal amortization or repayments or capital expenditures in excess of non-cash deductions also may cause us to fail to have sufficient cash or liquid assets to enable us to satisfy the 90% distribution requirement.

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

On July 30, 2008, the Housing and Economic Recovery Tax Act of 2008 (the “2008 Act”) was enacted into law. The 2008 Act’s sections that affect the REIT provisions of the Code are generally effective for taxable years beginning after its date of enactment, and for us will generally mean that the new provisions apply from and after January 1, 2009, except as otherwise indicated below.

The 2008 Act made the following changes to, or clarifications of, the REIT provisions of the Code that could be relevant for us:

•	Taxable REIT Subsidiaries. The limit on the value of taxable REIT subsidiaries’ securities held by a REIT has been increased from 20% to 25% of the total value of such REIT’s assets.

•	Rental Income from a TRS. A REIT is generally limited in its ability to earn qualifying rental income from a TRS. The 2008 Act permits a REIT to earn qualifying rental income from the lease of a qualified healthcare property to a TRS if an eligible independent contractor operates the property.

•	Expanded Prohibited Transactions Safe Harbor. The safe harbor from the prohibited transactions tax for certain sales of real estate assets is expanded by reducing the required minimum holding period from four years to two years, among other changes.

•	Hedging Income. Income from a hedging transaction entered into after July 30, 2008, that complies with identification procedures set out in U.S. Treasury Regulations and hedges indebtedness incurred or to be incurred by us to acquire or carry real estate assets will not constitute gross income for purposes of both the 75% and 95% gross income tests.

•	Reclassification Authority. The Secretary of the Treasury is given broad authority to determine whether particular items of gain or income recognized after July 30, 2008, qualify or not under the 75% and 95% gross income tests, or are to be excluded from the measure of gross income for such purposes.

Revisions in federal tax laws and interpretations thereof could cause us to change our investments and commitments and affect the tax consequences of an investment in us.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum tax rate applicable to income from “qualified dividends” payable to domestic stockholders that are individuals, trusts and estates has been reduced by legislation to 15% through the end of 2010. Dividends payable by REITs, however, generally are not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

The stock ownership limit imposed by the Internal Revenue Code for REITs and our charter may restrict our business combination opportunities.

To qualify as a REIT under the Internal Revenue Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) at any time during the last half of each taxable year after our first year in which we qualify as a REIT. Our charter, with certain exceptions, authorizes our board of directors to take the actions that are necessary and desirable to preserve our qualification as a REIT. Unless an exemption is granted by our board of directors, no person (as defined to include entities) may own more than 9.8% in value or in number of shares, whichever is more restrictive, of our common or capital stock. In addition, our charter generally prohibits beneficial or constructive ownership of shares of our capital stock by any person that owns, actually or constructively, an interest in any of our tenants that would cause us to own, actually or constructively, more than a 9.9% interest in any of our tenants. Our board of directors may grant an exemption in its sole discretion, subject to such conditions, representations and undertakings as it may determine. Our board of directors has granted a limited exemption from the ownership limitation to CIT Holding, our Manager, CIT, GoldenTree Asset Management LP and SAB Capital Management, L.P. but only to the extent that their ownership of our stock could not reasonably be expected to cause us to violate the REIT requirements (in which case they either would be required to sell some of our stock or would become subject to the excess share provisions of our charter, in each case to the extent necessary to enable us to satisfy the REIT requirements).

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

Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes, including mortgage recording taxes. In addition, in order to meet the REIT qualification requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold some of our non-healthcare assets through taxable REIT subsidiaries, or TRSs, or other subsidiary corporations that will be subject to corporate-level income tax at regular rates. We will be subject to a 100% penalty tax on certain amounts if the economic arrangements among our tenants, our TRS and us are not comparable to similar arrangements among unrelated parties. Any of these taxes would decrease cash available for distribution to our stockholders. We currently do not have any TRSs.

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

To qualify as a REIT for federal income tax purposes, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and mortgage backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our total securities can be represented by securities of one or more TRSs (25% beginning in 2009). If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT status, otherwise, we will suffer adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

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

The REIT provisions of the Internal Revenue Code substantially limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets does not constitute “gross income” for purposes of the 95% or, with respect to transactions entered into after July 30, 2008, the 75% gross income test, provided that certain requirements are met. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result, we might have to limit our use of advantageous hedging techniques or implement those hedges through one of our domestic TRSs. This could increase the cost of our hedging activities because our domestic TRSs would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear.

The tax on prohibited transactions will limit our ability to engage in transactions that would be treated as sales for federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, that are held primarily for sale to customers in the ordinary course of our business. We might be subject to this tax if we were to syndicate or dispose of loans in a manner that was treated as a sale of the loans for federal income tax purposes. Therefore, to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans at the REIT level, even though the sales otherwise might be beneficial to us.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

We do not own or lease any corporate property and occupy office space owned or leased by our Manager and CIT. Our corporate offices are located in midtown Manhattan at 505 Fifth Avenue, New York, NY 10017. Correspondence should be addressed to the attention of our Manager, CIT Healthcare LLC. We can be contacted at (212) 771-0505. In addition, our Manager has operations in Ann Arbor, MI; Livingston, NJ; and Wayne, PA, that provide certain services to Care.

ITEM 3.	Legal Proceedings

On September 18, 2007, a class action complaint for violations of federal securities laws was filed in the United States District Court, Southern District of New York alleging that the Registration Statement relating the initial public offering of shares of our common stock, filed on June 21, 2007, failed to disclose that certain of the assets in the contributed portfolio were materially impaired and overvalued and that we were experiencing increasing difficulty in securing its warehouse financing lines. On January 18, 2008, the court entered an order appointing co-lead plaintiffs and co-lead counsel. On February 19, 2008, the co-lead plaintiffs filed an amended complaint citing additional evidentiary support for the allegations in the complaint. We believe the complaint and allegations are without merit and intends to defend against the complaint and allegations vigorously. We filed a motion to dismiss the complaint on April 22, 2008. The plaintiffs filed an opposition to our motion to dismiss on July 9, 2008, to which we filed our reply on September 10, 2008. On March 4, 2009, the court denied our motion to dismiss. We plan to file an answer, but the outcome of this matter cannot currently be predicted. To date, we have incurred approximately $0.7 million to defend against this complaint. No provision for loss, if any, related to this matter has been accrued at December 31, 2008

We are not presently involved in any other material litigation nor, to our knowledge, is any material litigation threatened against us or our investments, other than routine litigation arising in the ordinary course of business. Management believes the costs, if any, incurred by us related to litigation will not materially affect our financial position, operating results or liquidity.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of shareholders during the three months ended December 31, 2008.

Part II

ITEM 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Shares of our common stock began trading on The New York Stock Exchange on June 22, 2007 under the symbol “CRE”. As of March 1, 2009, there were 14 shareholders of record.

The following table sets forth the high and low closing sales prices per share of our common stock and the distributions declared and paid per share on our common stock for the periods indicated.

			Dividends	Dividends
2007	High	Low	Declared	Paid

June 22 (commencement of operations) to June 30	$13.76	$13.50	—	—
Third Quarter	$14.93	$10.31	$0.17	$0.17
Fourth Quarter	$11.99	$9.73	$0.17	$0.17

2008

First Quarter	$12.23	$10.08	$0.17	$0.17
Second Quarter	$11.50	$9.43	$0.17	$0.17
Third Quarter	$12.00	$8.80	$0.17	$0.17
Fourth Quarter	$11.61	$6.85	$0.17	—

On March 13, 2009, the closing sales price of our common stock was $5.83 per share. Future distributions will be declared and paid at the discretion of the board of directors. We presently expect to continue our policy of generally distributing at least 90% of our REIT taxable income through regular cash dividends on a quarterly basis in order to maintain our status as a REIT. However, there is no assurance as to future dividends because they depend on future earnings, capital requirements, financial condition, economic conditions and the discretion of our board of directors. See ITEM 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Dividends” for additional information regarding our dividends.

On March 13, 2009, the board of directors declared a quarterly dividend of $0.17 per share for the fourth quarter of 2008 payable to stockholders of record of our common stock on March 26, 2009. The dividend will be paid on April 9, 2009.

On October 22, 2008, we announced that the board of directors authorized the purchase, from time to time, of up to 2,000,000 shares of our common stock. On November 25, 2008, we repurchased 1,000,000 shares of our common stock from GoldenTree Asset Management LP at $8.33 per share and also paid GoldenTree the dividend of $0.17 per share declared for the third quarter of 2008.

The graph below compares the cumulative total return of Care and the S&P 500 and the Equity REIT Index and Mortgage REIT Index of the National Association of Real Estate Trusts, Inc. (“NAREIT”) from June 22, 2007 (commencement of operations) to December 31, 2008. Total return assumes quarterly reinvestment of dividends before consideration of income taxes.

INDEXED RETURNS

	Base
	Period	Quarter Ending
Company/Index	6/22/07	6/30/07	9/30/07	12/31/07	3/31/08	6/30/08	9/20/08	12/31/08

Care Investment Trust Inc.	100	101.85	88.74	80.91	80.75	73.24	90.55	62.65
S&P Index	100	100.05	102.08	98.68	89.36	86.93	79.65	62.17
FTSE NAREIT Equity REITs Index	100	99.18	101.74	88.85	90.09	85.66	90.41	55.33
FTSE NAREIT Mortgage REITs Index	100	94.69	68.04	68.21	53.65	51.21	47.07	46.86

ITEM 6.	Selected Financial Data

Set forth below is our selected financial data for the year ended December 31, 2008 and for the period June 22, 2007 (commencement of operations) to December 31, 2007. This information should be read in conjunction with ITEM 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operating Data

		For the Period
	For the	June 22, 2007
	Year Ended	(Commencement
	December 31,	of Operations) to
(In thousands, except share and per share data)	2008	December 31, 2007

Total revenues	$22,259	$12,163
Operating expenses(1)	44,271	14,339
Other income (loss)
Interest expense	4,521	134
Loss from partially-owned entities	4,431	—
Net loss	$(30,806)	$(1,557)

Net loss per share – basic and diluted	$(1.47)	$(0.07)

Cash dividends paid per share(2)	$0.68	$0.17

Balance Sheet Data

	As of	As of
	December 31,	December 31,
(In thousands)	2008	2007

Loans held for investment	$—	$236,833
Investments in loans	$159,916	$—
Investment in real estate, net	105,130	—
Investments in partially-owned entities	64,890	72,353
Total assets	370,906	328,398
Borrowings under warehouse line of credit	37,781	25,000
Mortgage notes payable	82,217	—
Total liabilities	129,774	35,063
Stockholders’ equity	241,132	293,335

Other Data

		For the Period
	For the	June 22, 2007
	Year Ended	(Commencement
	December 31,	of Operations) to
(In thousands, except per share data)	2008	December 31, 2007

Funds from Operations(3)	$(19,832)	$(1,557)

Funds from Operations per share	$(0.95)	$(0.07)

Adjusted Funds from Operations(3)	$4,560	$7,902

Adjusted Funds from Operations per share	$0.22	$0.38

(1)	For 2007, includes $9,115 in stock-based compensation related to 607,690 shares granted to Care’s Manager, CIT Healthcare LLC, upon completion of Care’s initial public offering of its common stock which vested immediately.

(2)	The board of directors declared the Company’s inaugural dividend of $0.17 per share for the third quarter 2007 on November 5, 2007 payable to stockholders of record on November 15, 2007. The dividend was paid on November 30, 2007. In addition, and not reflected in the table above, on March 13, 2009, the board of directors declared a quarterly dividend of $0.17 per share for the fourth quarter of 2008 payable to stockholders of record of our common stock on March 26, 2009. The dividend is to be paid on April 9, 2009.

(3)	Funds from Operations (FFO) and Available Funds from Operations (AFFO) are non-GAAP financial measures of REIT performance. See ITEM 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures” for additional information.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the consolidated financial statements and notes included herein. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains certain non-GAAP financial measures. See “Non-GAAP Financial Measures” and supporting schedules for reconciliation of our non-GAAP financial measures to the comparable GAAP financial measures.

Overview

Care Investment Trust Inc. (all references to “Care”, “the Company”, “we”, “us”, and “our” means Care Investment Trust Inc. and its subsidiaries) is an externally managed real estate investment trust (“REIT”) formed to invest in healthcare-related real estate and mortgage debt. Care was incorporated in Maryland in March 2007, and we completed our initial public offering on June 22, 2007. The Company was originally positioned to make mortgage investments in healthcare-related properties, and to opportunistically invest in real estate through utilizing the origination platform of its external manager, CIT Healthcare LLC (“Manager”). Care’s acquired its initial portfolio of mortgage loan assets from the Manager in exchange for cash proceeds from our initial public offering and common stock. In response to dislocations in the overall credit market, and in particular the securitized financing markets, in late 2007, we redirected our focus to place greater emphasis on high quality healthcare-related real estate equity investments.

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

As of December 31, 2008, we maintained a diversified investment portfolio consisting of $64.9 million in unconsolidated joint ventures that own real estate, $105.1 million invested in wholly owned real estate and $159.9 million in 18 investments in mortgage loans. Our current investments in healthcare real estate include medical office buildings and assisted and independent living facilities and Alzheimer facilities. Our loan portfolio is primarily composed of first mortgages on skilled nursing facilities, assisted and independent living facilities, and mixed-use facilities.

As a REIT, we generally will not be subject to federal taxes on our REIT taxable income to the extent that we distribute our taxable income to stockholders and maintain our qualification as a REIT.

We utilize leverage in accordance with our investment guidelines in order to increase our overall returns. Our investment guidelines state that our leverage will generally not exceed 80% of the total value of our investments. Dislocations in the credit markets have resulted in significantly reduced availability of liquidity and have required Care to utilize less leverage, resulting in slower growth than planned. We cannot anticipate when credit markets will stabilize and liquidity becomes more available. Our actual leverage will depend on our mix of investments and the cost and availability of leverage. Our charter and bylaws do not limit the amount of indebtedness we can incur, and our board of directors has discretion to deviate from or change investment guidelines at any time.

We have used short-term financing, in the form of a warehouse facility, to partially finance our investments. The Company executed a warehouse facility with Column Financial Inc, an affiliate of Credit Suisse Securities, LLC on October 1, 2007. At December 31, 2008, we had pledged eight mortgage loans with a total principal balance of $114.8 million into the warehouse line to secure borrowings of $37.8 million. On March 9, 2009, we repaid these borrowings in full and terminated the warehouse line. (See Note 19).

Care is externally managed and advised by CIT Healthcare LLC (“Manager”), a wholly-owned subsidiary of CIT Group Inc. (“CIT”), a leading middle market global commercial finance company that provides financial and advisory services. Our Manager, formed in 2004, is a healthcare finance company that offers a full-spectrum of financing solutions and related strategic advisory services to companies across the healthcare industry throughout the United States.

Critical Accounting Policies

Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of our accounting policies that we believe are critical to the preparation of our consolidated financial statements. This summary should be read in conjunction with a more complete discussion of our accounting policies included in Note 2 to the consolidated financial statements in this Annual Report on Form 10-K.

Consolidation

The consolidated financial statements include our accounts and those of our subsidiaries, which are wholly-owned or controlled by us. All significant intercompany balances and transactions have been eliminated.

FIN No. 46R requires a company to identify investments in other entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and to determine which business enterprise is the primary beneficiary of the VIE. A variable interest entity is broadly defined as an entity where either the equity investors as a group, if any, do not have a controlling financial interest or the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. The Company consolidates investments in VIEs when it is determined that the Company is the primary beneficiary of the VIE at either the creation or the variable interest entity or upon the occurrence of a reconsideration event.

Investments in partially-owned entities where the Company exercises significant influence over operating and financial policies of the subsidiary, but where we do not control the subsidiary, are reported under the equity method of accounting. Generally under the equity method of accounting, the Company’s share of the investee’s earnings or loss is included in the Company’s operating results. Entities that qualify as VIEs under FIN 46R for which we are not the primary beneficiary are also accounted for under the equity method of accounting.

Loans held at LOCOM

Investments in loans amounted to $159.9 million at December 31, 2008. We account for our investment in loans in accordance with SFAS No. 65, Accounting for Certain Mortgage Banking Activities (“SFAS No. 65”). Under SFAS No. 65, loans expected to be held for the foreseeable future or to maturity should be held at amortized cost, and all other loans should be held at the lower of cost or market (LOCOM), measured on an individual basis. At December 31, 2008, in connection with our decision to reposition ourselves from a mortgage REIT to a traditional direct property ownership REIT (referred to as an equity REIT, see Notes 2, 4, and 5 to the financial statements) and as a result of current market conditions, we transferred our portfolio of mortgage loans to LOCOM because we are not certain that we will hold the portfolio of loans either until maturity or for the foreseeable future. In connection with the transfer, we recorded a valuation allowance of approximately $29.3 million representing the difference between our carrying amount of the loans and their estimated fair value at December 31, 2008.

Until December 31, 2008, we held our loans until maturity, and therefore the loans were carried at amortized cost, net of unamortized loan fees, acquisition and origination costs, unless the loans were impaired.

Coupon interest on the loans is recognized as revenue when earned. Receivables are evaluated for collectibility if a loan becomes more than 90 days past due. If fair value is lower than amortized cost, changes in fair value (gains and losses) are reported through our consolidated statement of operations through a valuation allowance on loans held at LOCOM. Loans previously written down may be written up based upon subsequent recoveries in value, but not above their cost basis.

Expense for credit losses in connection with loan investments is a charge to earnings to increase the allowance for credit losses to the level that management estimates to be adequate to cover probable losses. Factors considered when making that evaluation are delinquencies, loss experience and collateral quality. Specific valuation allowances are established for impaired loans under SFAS 114 based on the fair value of collateral on an individual loan basis. The fair value of the collateral may be determined by an evaluation of operating cash flow from the property during the projected holding period, and estimated sales value computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less selling costs. Alternatively, for construction loans, the fair value of the collateral may be determined based on the estimated cost to complete and projected sales value of the property. Whichever method is used, other factors considered relate to geographic trends and project diversification, the size of the portfolio and current economic conditions. Based upon these factors, we will establish an allowance for credit losses when appropriate.

Where impairment is indicated, an impairment charge is recorded based upon the excess of the recorded investment amount over the net fair value of the collateral. As of December 31, 2008, we had no impaired loans.

We rely on significant subjective judgments and assumptions of our Manager (i.e., discount rates, expected prepayments, market comparables, etc.) regarding the above items. Those judgements and assumptions may change based on subsequent changes in market conditions.

Real Estate

Real estate is carried at cost, net of accumulated depreciation and amortization. Betterments, major renewals and certain costs directly related to the acquisition, improvement and leasing of real estate are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is provided on a straight-line basis over the assets’ estimated useful lives which range from 9 to 40 years. Tenant allowances are amortized on a straight-line basis over the lives of the related leases.

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

Our properties, including any related intangible assets, are reviewed for impairment if events or circumstances change indicating that the carrying amount of the assets may not be recoverable. An impairment exists when the carrying amount of an asset exceeds its fair value. An impairment loss is measured based on the excess of the carrying amount over the fair value. We have determined fair value by using a discounted cash flow model and an appropriate discount rate. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. If our anticipated holding periods change or estimated cash flows decline based on market conditions or otherwise, an impairment loss may be recognized. As of December 31, 2008, we have not recognized an impairment loss.

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

Income recognition will generally be suspended for loan investments at the earlier of the date at which payments become 90 days past due or when, in our opinion, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. As of December 31, 2008, we have no loans for which income recognition has been suspended.

Rents on the Company’s real estate holdings are recognized over the non-cancelable term of the related leases on a straight-line basis which includes the effects of rent escalations. We commence rental revenue recognition when the tenant takes control of the leased space.

Stock-based Compensation Plans

We account for stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) 123R, Share-based Payment (“SFAS 123R”). SFAS 123R requires that compensation cost for stock based compensation be recognized ratably over the service period of the award. Because all of our stock-based compensation is issued to non-employees, the amount of compensation is to be adjusted, in accordance with Emerging Issues Task Force (“EITF”) 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services, in each subsequent reporting period based on the fair value of the award at the end of the reporting period until such time as the award has vested or the service being provided is substantially completed or, under certain circumstances, likely to be completed, whichever occurs first.

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

We may use a variety of commonly used derivative products that are considered “plain vanilla” derivatives. These derivatives typically include interest rate swaps, caps, collars and floors. We expressly prohibit the use of unconventional derivative instruments and using derivative instruments for trading or speculative purposes. Further, we have a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors, so we do not anticipate nonperformance by any of our counterparties.

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

Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our REIT taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income tax on our taxable income at regular corporate rates and we will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distributions to stockholders. However, we believe that we will operate in such a manner as to qualify for treatment as a REIT and we intend to operate in the foreseeable future in such a manner so that we will qualify as a REIT for federal income tax purposes. We may, however, be subject to certain state and local taxes.

Earnings per Share

We present basic earnings per share or EPS in accordance with SFAS No. 128, Earnings per Share. We also present diluted EPS, when diluted EPS is lower than basic EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount. At December 31, 2008, diluted EPS was the same as basic EPS because all outstanding restricted stock awards were anti-dilutive. The operating partnership units issued in connection with our investment in the Cambridge medical office building portfolio (See Note 6) are in escrow and do not impact EPS.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. This statement permits companies to measure many financial instruments and certain other items at fair value. SFAS 159 was effective for the Company on January 1, 2008. The Company did not elect the fair value option for any if its existing financial instruments on the effective date and has not determined whether or not it will elect this option for any eligible financial instruments it acquires in the future.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. SFAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS 160 is effective for the Company on January 1, 2009. The adoption of SFAS 160 did not have an impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS 141R, Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations. SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for the Company for any business combinations we entered into on or after January 1, 2009. The Company has not determined whether or not the adoption of SFAS 141R will have a material effect on its consolidated financial statements.

Results of Operations

We commenced operations on June 22, 2007, with the completion of our initial public offering. The following compares our results of operations for the year ended December 31, 2008, against our results of operations for the period from June 22, 2007 (commencement of operations) to December 31, 2007. In most cases, the increases in revenue and expense amounts are attributable to the fact that the comparative period comprised only approximately six months of operations.

Revenue

Income from Investments in Loans

We earned income from our portfolio of mortgage investments of approximately $15.8 million in 2008 as compared to approximately $11.2 million in 2007, an increase of approximately 41.1%. The increase is primarily due to an additional six months of interest income from the loan portfolio, partially offset by a net decrease in the portfolio due to payoffs and amortizations of approximately $54.2 million, and a decrease in the one month LIBOR from an average of 5.2% for the period from June 22, 2007 (commencement of operations) to December 31, 2007, to an average 2.7% for the year ended December 31, 2008.

Rental Revenues

In 2008, we recognized $6.2 million of rental revenue on the twelve properties acquired in the Bickford transaction on June 26, 2008 and the acquisition of two additional properties from Bickford on September 30, 2008. Rental revenue includes the collection of tax escrows from the lessee of approximately $0.5 million, offset by an expense of approximately the same amount. We did not have any wholly-owned real estate investments in 2007 and thus did not receive any rental revenue in 2007.

Other Income

Other income in 2008 amounted to $0.2 million and consisted of ancillary fees collected of approximately $0.2 million, as compared to $1.0 million in 2007. The decrease in other income is primarily due to a prepayment fee collected on a loan in 2007 of approximately $0.7 million.

Expenses

Expenses for the year ended December 31, 2008 amounted to approximately $44.3 million, as compared to approximately $14.3 million for 2007, for an increase of $30.0 million. This increase relates to an increase in management fees of $1.5 million discussed below, and an increase in marketing, general and administrative expenses of $3.2 million (before considering stock-based compensation expense) over 2007 as a result of having a full year of operations in 2008. We also incurred $1.5 million in depreciation and amortization related to the acquisition of the Bickford properties (described in Note 3), and incurred a $2.7 million loss on the sale of a mortgage loan to our Manager. These increases are partially offset by an $8.2 million decrease in stock based compensation from 2007. We also incurred a $29.3 million charge related to recording a valuation allowance on our loans held at LOCOM, which is discussed below.

Management Fees

Our management fees increased from $2.6 million in 2007 to $4.1 million in 2008 as a result of having a full year of operations in 2008. This increase was partially offset by a reduction in our management fee that became effective on September 30, 2008.

Valuation Allowance on Loans Held at LOCOM

Investments in loans amounted to $159.9 million at December 31, 2008. We account for our investments in loans in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 65, Accounting for Certain Mortgage Banking Activities (“SFAS No. 65”). Under SFAS No. 65, loans expected to be held for the foreseeable future or to maturity should be held at amortized costs, and all other loans should be held at lower of cost or market (LOCOM), measured on an individual basis. At December 31, 2008, in connection with our decision to reposition ourselves from a mortgage REIT to a traditional direct property ownership REIT (referred to as an equity REIT, see Notes 2, 4, and 5 to the financial statements) and as a result of current market conditions, we transferred our portfolio of mortgage loans to LOCOM because we are not certain that we will hold the portfolio of loans either until maturity or for the foreseeable future. In connection with the transfer, we recorded a valuation allowance of approximately $29.3 million representing the difference between our carrying amount of the loans and their estimated fair value at December 1, 2008.

Depreciation and Amortization

Depreciation and amortization expenses increased to $1.6 million in 2008, primarily because we did not have any wholly-owned real estate investments in 2007. The depreciation and amortization expenses we incurred in 2008 relate to the Bickford assets we acquired in June and September 2008.

Interest Expense

We incurred interest expense on borrowings from our warehouse line of credit and mortgages associated with the acquisition of the Bickford properties of $4.5 million in 2008 as compared to $0.1 million in 2007. The increase was principally due to the interest expense associated with the Bickford acquisition of $4.2 million, plus larger average borrowings during the year, on our warehouse facility.

Loss on Partially-Owned Entities

We recognized a loss from our investments in partially owned entities of $4.4 million in 2008, which included $9.4 million attributable to our share of the depreciation and amortization expenses associated with the Cambridge properties. We closed on our first investments in partially owned entities (the Cambridge and

Senior Management Concepts transactions) on December 31, 2007, therefore, the loss on this venture did not have an effect on our performance in 2007.

Unrealized Loss on Derivative

We recognized an unrealized loss on a derivative associated with the Cambridge acquisition of approximately $0.2 million in 2008, representing an increase in the liability associated with the obligation to issue operating partnership units in connection with the Cambridge transaction.

Cash Flows

Cash and cash equivalents were $31.8 million at December 31, 2008, as compared to $15.3 million in 2007 for an increase of $16.5 million. Cash flows during 2008 were provided by $71.4 million in net proceeds from our financing activities and $13.0 million from operations, offset by $67.9 million in net investment activity over the year.

Net cash provided by operating activities for the year ended December 31, 2008 amounted to $13.0 million as compared to $11.9 million in 2007. Net loss before adjustments was $30.8 million. Equity in the operating results of, and distributions from, investments in partially-owned entities added $7.8 million. Non-cash charges for straight-line effects of lease revenue, losses on our loan portfolio, valuation allowance on loans at LOCOM, amortization of loan premium, deferred financing costs, amortization of deferred fees, expenses for stock-based compensation, unrealized losses on derivatives, depreciation and amortization and the net loss on the prepayment of a loan contributed $35.7 million. The net change in operating assets and liabilities contributed $0.4 million and consisted of a decrease in accrued interest receivable of $0.9 million and an increase in accounts payable and accrued expenses of $0.1 million, offset by a $0.6 million decrease in other liabilities including amounts due to a related party.

Net cash used in investing activities for the year ended December 31, 2008 decreased approximately $159.4 million over 2007. The decrease primarily related to the initial contribution of investments made by our Manager in 2007, which decreased by approximately $204.2 million, a decrease in investments in partially-owned entities of $69.2 million, and decreases in loan fundings in 2008 as compared to 2007 totaling $7.0 million. These decreases were partially offset by the investment in the Bickford properties totaling $111.0 million, and a decrease in loan principal repayments from the prior year totaling $10.0 million.

Net cash provided by financing activities for the year ended December 31, 2008 decreased approximately $159.4 million over 2007. The decrease primarily related to the fact that we raised $210.1 million (net of offering costs) in our initial public offering in 2007. We also experienced a decrease in borrowings under the Company’s warehouse facility of $11.4 million, and decreases due to the repurchase of treasury stock in 2008 totaling $8.3 million, and the payment of a full year of dividends in 2008 totaling $10.7 million. These decreases were principally offset by borrowings from mortgage loans associated with the Bickford transaction totaling $82.2 million.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain loans and other investments, pay dividends and other general business needs. Our primary sources of liquidity are net interest income earned on our portfolio of loans, rental income from our real estate properties, distributions from our joint ventures and interest income earned from our available cash balances. We also obtain liquidity from repayments of principal by our borrowers in connection with our loans. Lastly, as discussed further below, we have an agreement with our Manager to sell to our Manager certain of our loan assets under a Mortgage Purchase Agreement, which we consider an additional potential source of liquidity.

As of December 31, 2008, the Company had $31.8 million in cash and cash equivalents, including $1.3 million related to customer deposits maintained in an unrestricted account. Due to our sale of a loan to our Manager for $22.5 million on February 3, 2009 under the Mortgage Purchase Agreement, we had approximately $55 million in cash and cash equivalents as of March 1, 2009.

Historically, we have relied on borrowings under a warehouse line of credit extended by Column Financial, a lender affiliated with Credit Suisse, to fund our investments. We collateralized the borrowings under our warehouse line of credit with mortgage loans in our portfolio. As of December 31, 2008, the Company had pledged eight mortgage loans with a total principal balance of $114.8 million into the warehouse line and had $37.8 million in borrowings outstanding under the line. On March 9, 2009, we repaid these borrowings in full with cash on hand and terminated the warehouse line. After repayment of the borrowings under our warehouse line of credit, we have $19.6 million in cash and cash equivalents as of March 9, 2009.

We expect that based upon anticipated loan prepayments and the cash flows from our investments along with the projected funding schedule of our commitments, we will have adequate liquidity to meet our funding obligations for the foreseeable future. Should loan prepayments not occur as we expect, or funding commitments be required earlier than we anticipate, we intend to rely on the Mortgage Purchase Agreement discussed below to meet any funding obligation, prior to its expiration on September 30, 2009.

On September 30, 2008, we entered into a Mortgage Purchase Agreement (“MPA”) with our Manager in order to secure a potential additional source of liquidity. Pursuant to the MPA, the Company has the right, but not the obligation, to cause the Manager to purchase its current senior mortgage assets (the “Mortgage Assets”) at their then-current fair market value, as determined by a third party appraiser. However, the MPA provides that in no event shall the Manager be obligated to purchase any Mortgage Asset if (a) the Manager has already purchased Mortgage Assets with an aggregate sale price of $125.0 million pursuant to the MPA or (b) the third-party appraiser determines that the fair market value of such Mortgage Asset is greater than 105% of the then outstanding principal balance of such Mortgage Asset. The Company may exercise its rights under the MPA with respect to any or all of the Mortgage Assets identified in the MPA at any time or from time to time until the MPA expires on September 30, 2009. There can be no assurance that we will be able to sell our loans to our Manager at attractive prices, or that our Manager will not refuse to or be unable to honor its commitment under the MPA.

Pursuant to the MPA, we have sold two separate loans with carrying amounts of $24.8 million and $27.0 million for total proceeds of $44.9 million. The sale of the first loan closed in November of 2008, and the Company recorded a loss on the sale of $2.4 million in the consolidated statement of operations for the year ended December 31, 2008. The second loan closed in February of 2009 at a loss of $4.9 million. The loss on this loan was included in the valuation allowance on loans held at LOCOM at December 31, 2008. As a result of these sales under the MPA, $80.1 million remains available under the MPA, subject to the conditions of the MPA.

Our ability to meet our long-term liquidity and capital resource requirements will be subject to obtaining additional debt financing. We cannot anticipate when credit markets will stabilize and liquidity will become available. If we are unable to replace or expand our sources of financing, it may have an adverse effect on our business, results of operations, and ability to make distributions to our stockholders.

To maintain our status as a REIT under the Internal Revenue Code, we must distribute annually at least 90% of our REIT taxable income. These distribution requirements limit our ability to retain earnings and thereby replenish or increase capital for operations.

Contractual Obligations

The table below summarizes our contractual obligations as of December 31, 2008 (amounts in millions).

	2009	2010	2011	2012	2013	Thereafter

Repayment of warehouse borrowings (a)	$—	$37.8	$—	$—	$—	—
Commitment to fund loans	$4.2	$—	$—	$—	$—	—
Commitment to fund tenant improvements	$4.2	$—	$—	$—	$—	—
Commitment to fund earn out	$7.2	$—	$—	$—	$—	—
Mortgage notes payable	$6.1	$6.5	$6.5	$6.5	$6.5	$86.9
Management fee	$2.3	$16.6	$—	$—	$—	—

(a)	We repaid our borrowings under the warehouse line of credit in full on March 9, 2009.

Our principal contractual obligations relate to tenant improvements, commitments to fund additional loans from our mortgage loan borrowers and the mortgages we entered into with Red Mortgage Capital in connection with our acquisition of the Bickford properties in June and September 2008 and a commitment to pay an earn out fee to Eby Realty Group. We also are obligated to pay our Manager a base management fee on a monthly basis. See “Related Party Transactions and Agreements — Management Agreement” below.

Care has commitments at December 31, 2008 to extend credit or finance tenant improvements amounting to $15.6 million. For the table above, the estimated amounts and timing of the commitments to fund loans are based on projections on data provided by borrowers. The projections are subject to adjustments based on changes in borrowers’ needs. Similarly, the estimated amounts and timing of the commitments to fund tenant improvements are based on projections by the property managers who are affiliates of Cambridge. We have estimated amounts due to our Manager under the Management Agreement based on experience to date and estimates of our capital position in the near-term, until the expiration of the agreement in June 2010.

Eby Realty Group, the seller of our Bickford properties, has the opportunity to earn an additional $7.2 million from us as an earn out payment based on the performance of the properties and under certain other conditions, and, while there can be no assurance, it is possible that such performance can be achieved in 2009, requiring us to pay the earn out payment.

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

On September 30, 2008 with the acquisition of the two additional properties from Bickford, the Company entered into an additional mortgage loan with Red Mortgage Capital, Inc. for $7.6 million. The terms of the mortgage require interest and principal payments of approximately $52,000 based on a fixed interest rate of 7.17% until the maturity in July 2015 when the then outstanding balance of $7.1 million is due and payable. Care paid approximately $10,600 in principal amortization during the year ended December 31, 2008. The mortgage loan is collateralized by the properties.

Off-Balance Sheet Arrangements

As discussed above in “Business — Unconsolidated Joint Ventures,” we own interests in certain unconsolidated joint ventures. Our risk of loss associated with these investments is limited to our investment in the joint venture. However, under the terms of our investment in the joint venture with Cambridge Holdings Inc., Cambridge has the contractual right to put its 15% interest in the properties to us at an agreed upon market or appraised value in the event we enter into a change in control transaction.

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

Related Party Transactions and Agreements

Contribution Agreement

In connection with our initial public offering, we and our Manager entered into a contribution agreement, pursuant to which our Manager contributed a portfolio of initial assets to us and we issued to our Manager shares of our common stock and cash. We determined that the fair value of the assets contributed was approximately $283.1 million on June 27, 2007, inclusive of approximately $4.6 million in premium. The initial assets were acquired in exchange for approximately $204.3 million in cash from the proceeds of our initial public offering and 5,256,250 restricted shares of our common stock at a fair value of approximately $78.8 million. We recorded each initial asset we purchased at its estimated fair value.

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

On September 30, 2008, we amended (the “Amendment”) the Management Agreement between ourselves and the Manager. Pursuant to the terms of the Amendment, the Base Management Fee (as defined in the Management Agreement) payable to the Manager under the Management Agreement is reduced from a monthly amount equal to 1/12 of 1.75% of the Company’s equity (as defined in the Management Agreement) to a monthly amount equal to 1/12 of 0.875% of the Company’s equity. In addition, pursuant to the terms of the Amendment, the Incentive Fee (as defined in the Management Agreement) payable to the Manager pursuant to the Management Agreement was eliminated and the Termination Fee (as defined in the Management Agreement) payable to the Manager upon the termination or non-renewal of the Management Agreement shall be equal to the average annual Base Management Fee as earned by the Manager during the immediately preceding two years, but in no event shall the Termination Fee be less than $15.4 million. No termination fee is payable if we terminate the Management Agreement for cause.

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

For the period ended December 31, 2008, we recognized $4.1 million in management fee expense related to the base management fee, and our Manager was not eligible for an incentive fee. Since our initial public offering, transactions with our Manager relating to our initial public offering and the Management Agreement included:

•	The acquisition of our initial assets from our Manager upon the completion of Care’s initial public offering. The fair value of the acquisitions was approximately $283.1 million inclusive of approximately $4.6 million in premium. In exchange for these assets, we issued 5,256,250 restricted shares of common stock to our Manager at a fair value of approximately $78.8 million and paid approximately $204.3 million in cash from the proceeds of our initial public offering.

•	Our issuance of 607,690 shares of common stock issued to our Manager concurrently with our initial public offering at a fair value of $9.1 million at date of grant. These shares vested immediately and therefore their fair value was expensed at issuance;

•	Our issuance of 133,333 restricted shares of common stock to our Manager’s employees, some of whom are also Care officers or directors, and 15,000 shares to our independent directors at IPO, with a total fair value of approximately $2.2 million at the date of grant. The shares granted to our Manager’s employees vest on June 22, 2010, three years from the date of grant. The shares granted to our independent directors vest ratably over the next three years on each anniversary of the date of grant. Pursuant to SFAS 123R, we recognized approximately $0.4 and $0.3 million respectively in expense for the year ended December 31, 2008 and for the period from June 22, 2007 (commencement of operations) to December 31, 2007, related to these grants. The remainder of this compensation will be recognized over the remaining vesting period and the amount of the compensation adjusted to fair value at each measurement date pursuant to SFAS 123R;

•	During the year ended December 31, 2008, 42,000 shares of restricted stock granted to our Manager’s employees were forfeited and 10,000 shares vested due to a termination of an officer of the Manager without cause. In addition, 20,000 shares of restricted stock were granted to a new independent board member who formerly served as a non-independent board member and an employee of our Manager. These shares had a fair value of $183,000 at issuance and vest on June 27, 2010. Also, on April 8, 2008, shares of restricted stock units were awarded to the Company’s CEO. The restricted stock units had a fair value of $385,000 on the grant date. The vesting of the award is 50% on the third anniversary of the award and the remaining 50% on the fourth anniversary of the award.

•	On May 12, 2008, two new long-term equity incentive programs were awarded. The first program is an annual performance-based restricted stock unit program and the second program is a three-year performance share plan. The restrict stock units will vest in equal installments on each of the first four anniversaries of the grant date. In connection with the initial adoption of the restricted stock unit award program, certain employees of the Manager were granted 68,308 restricted stock units on the adoption date with a fair value of $0.7 million.

•	Our $3.8 million liability to our Manager for professional fees paid and other third party costs incurred by our Manager on behalf of Care related to the initial public offering of our common stock ($1.5 million) and business operations ($2.3 million); and

•	Expenses of $2.6 million for the Base Management Fee as required pursuant to our agreement with our Manager for the period June 22, 2007 to December 31, 2007 and expenses of $4.1 million for the Base Management Fee for the year ended December 31, 2008.

Mortgage Purchase Agreement

On September 30, 2008, we entered into a Mortgage Purchase Agreement (“MPA”) with our Manager in order to secure a potential additional source of liquidity. Pursuant to the MPA, the Company has the right, but not the obligation, to cause the Manager to purchase its current senior mortgage assets (the “Mortgage Assets”) at their then-current fair market value, as determined by a third party appraiser. However, the MPA provides that in no event shall the Manager be obligated to purchase any Mortgage Asset if (a) the Manager has already purchased Mortgage Assets with an aggregate sale price of $125.0 million pursuant to the MPA or (b) the third-party appraiser determines that the fair market value of such Mortgage Asset is greater than 105% of the then outstanding principal balance of such Mortgage Asset. The Company may exercise its rights under the MPA with respect to any or all of the Mortgage Assets identified in the MPA at any time or from time to time until the MPA expires on September 30, 2009. There can be no assurance that we will be able to sell our loans to our Manager at attractive prices, or that our Manager will not refuse to or be unable to honor its commitment under the MPA.

Pursuant to the MPA, we have sold two separate loans with carrying amounts of $24.8 million and $27.0 million for total proceeds of $44.9 million. The sale of the first loan closed in November of 2008 and the company recorded a loss on the sale of $2.4 million in the consolidated statement of operations for the year ended December 31, 2008. The second loan closed in February of 2009 at a loss of $4.9 million. The loss on this loan was included in the valuation allowance on the loans held at LOCOM at December 31, 2008. As a result of these sales under the MPA, $80.4 million remains available under the MPA, subject to the conditions of the MPA.

Warrant

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

Adjusted Funds from Operations

Adjusted Funds from Operations, or AFFO, is a non-GAAP financial measure. We calculate AFFO as net income (loss) (computed in accordance with GAAP), excluding gains (losses) from debt restructuring and gains (losses) from sales of property, plus the expenses associated with depreciation and amortization on real estate assets and non-cash equity compensation expenses and the effects of straight lining lease revenue, one-time events pursuant to changes in GAAP and other non-cash charges. Proportionate adjustments for unconsolidated partnerships and joint ventures will also be taken when calculating the Company’s AFFO.

We believe that FFO and AFFO provide additional measures of our core operating performance by eliminating the impact of certain non-cash expenses and facilitating a comparison of our financial results to those of other comparable REITs with fewer or no non-cash charges and comparison of our own operating results from period to period. The Company uses FFO and AFFO in this way, and also uses AFFO as one performance metric in the Company’s executive compensation program. The Company also believes that its investors also use FFO and AFFO to evaluate and compare the performance of the Company and its peers, and as such, the Company believes that the disclosure of FFO and AFFO is useful to (and expected of) its investors.

However, the Company cautions that neither FFO nor AFFO represent cash generated from operating activities in accordance with GAAP and they should not be considered as an alternative to net income (determined in accordance with GAAP), or an indication of our cash flow from operating activities (determined in accordance with GAAP), a measure of our liquidity, or an indication of funds available to fund our cash needs, including our ability to make cash distributions. In addition, our methodology for calculating FFO and/or AFFO may differ from the methodologies employed by other REITs to calculate the same or similar supplemental performance measures, and accordingly, our reported FFO and/or AFFO may not be comparable to the FFO or AFFO reported by other REITs.

FFO and AFFO for the year ended December 31, 2008, were as follows (in thousands except per share data):

	For the year ended
	December 31, 2008
(In thousands, except share and per share data)	FFO	AFFO

Net loss	$(30,806)	$(30,806)
Depreciation and amortization from partially owned entities	9,420	9,420
Depreciation and amortization on owned properties	1,554	1,554
Valuation allowance for loans carried at LOCOM	—	24,469
Straight-line effects of lease revenue	—	(1,214)
Obligation to issue OP Units	—	195
Stock-based compensation	—	942

Funds From Operations and Adjusted Funds From Operations	$(19,832)	$4,560

FFO and Adjusted FFO per share basic	$(0.95)	$0.22
FFO and Adjusted FFO per share diluted(1)	$—	$0.22
Weighted average shares outstanding – basic	20,952,972	20,952,972
Weighted average shares outstanding – diluted	21,148,313	21,148,313

(1)	FFO per diluted share is anti-dilutive and therefore not provided.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

Our operating results will depend in large part on differences between the income from assets in our mortgage loan portfolio and our borrowing costs. Most of our loan assets and borrowings are expected to be variable-rate instruments that we will finance with variable rate debt. The objective of this strategy is to minimize the impact of interest rate changes on the spread between the yield on our assets and our cost of funds. Although we have not done so to date, we may enter into hedging transactions with respect to liabilities relating to fixed rate assets in the future. If we were to finance fixed rate assets with variable rate debt and the benchmark for our variable rate debt increased, our net income would decrease. Furthermore, as our current financing allows the lender to mark our assets to market and make margin calls based on a change in the value of our assets, financing fixed rate assets with floating rate debt would create the risk that an increase in fixed rate benchmarks (such as “swap” yields) would decrease the value of our fixed rate assets. Some of our loans may be subject to various interest rate floors. As a result, if interest rates fall below the floor rates, the spread between the yield on our assets and our cost of funds will increase, which will generally increase our returns.

At present, our portfolio of variable rate mortgage loans is substantially funded by our equity as restrictive conditions in the securitized debt markets have not enabled us to leverage the portfolio through our warehouse line as we originally intended. Accordingly, the income we earn on these loans is subject to variability in interest rates. At current investment levels, changes in one month LIBOR at the magnitudes listed would have the following estimated effect on our annual income from investments in loans (one month LIBOR was 0.45% at December 31, 2008):

Increase/(decrease) in income
from investments in loans
Increase/(Decrease) in interest rate*	(dollars in thousands)

(40) basis points	$(240)
Base interest rate	—
+100 basis points	300
+200 basis points	601
+300 basis points	1,202

*	Assumed one month LIBOR would not go below zero

In the event of a significant rising interest rate environment and/or economic downturn, delinquencies and defaults could increase and result in credit losses to us, which could adversely affect our liquidity and operating results. Further, such delinquencies or defaults could have an adverse effect on the spreads between interest-earning assets and interest-bearing liabilities.

ITEM 8.	Financial Statements and Supplementary Data

Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Care Investment Trust Inc. and subsidiaries
New York, NY

We have audited the accompanying consolidated balance sheets of Care Investment Trust Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2008, and for the period from June 22, 2007 (commencement of operations) to December 31, 2007. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Care Investment Trust Inc. and subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for the year ended December 31, 2008, and for the period from June 22, 2007 (commencement of operations) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 13 to the Consolidated Financial Statements, the financial statements include investments in loans valued at $137,416,000 (37% of total assets) as of December 31, 2008, whose fair values have been estimated by management in the absence of readily determinable fair value. Management’s estimates are based upon valuations performed internally using the projected cash flows for each loan.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP
Parsippany, NJ
March 16, 2009

Care Investment Trust Inc. and Subsidiaries

Consolidated Balance Sheets
(dollars in thousands — except share and per share data)

	December 31,	December 31,
	2008	2007

Assets:
Real Estate:
Land	$5,020	$—
Buildings and improvements	101,524	—
Less: accumulated depreciation	(1,414)	—

Total real estate, net	105,130	—
Cash and cash equivalents	31,800	15,319
Investments in loans	—	236,833
Loans held at LOCOM	159,916	—
Investments in partially-owned entities	64,890	72,353
Accrued interest receivable	1,045	1,899
Deferred financing costs, net of accumulated amortization of $339 and $69, respectively	1,402	757
Identified intangible assets — leases in-place, net	4,295	—
Other assets, net	2,428	1,237

Total Assets	$370,906	$328,398

Liabilities and Stockholders’ Equity
Liabilities:
Borrowings under warehouse line of credit	$37,781	$25,000
Mortgage notes payable	82,217	—
Accounts payable and accrued expenses	1,625	1,509
Accrued expenses payable to related party	3,793	3,119
Obligation to issue operating partnership units	3,045	2,850
Other liabilities	1,313	2,585

Total Liabilities	129,774	35,063
Commitments and Contingencies
Stockholders’ Equity:
Common stock: $0.001 par value, 250,000,000 shares authorized, 20,021,359 and 21,017,588 shares issued and outstanding in 2008 and 2007, respectively	21	21
Additional paid-in-capital	299,656	298,444
Treasury stock	(8,330)	—
Accumulated deficit	(50,215)	(5,130)

Total Stockholders’ Equity	241,132	293,335

Total Liabilities and Stockholders’ Equity	$370,906	$328,398

See Notes to Consolidated Financial Statements

Care Investment Trust Inc. and Subsidiaries

Consolidated Statements of Operations
(dollars in thousands — except share and per share data)

		Period from
		June 22, 2007
	Year Ended	(Commencement
	December 31,	of Operations) to
	2008	December 31, 2007

Revenues
Rental revenue	$6,228	$—
Income from investments in loans	15,794	11,209
Other income	237	954

Total Revenues	22,259	12,163
Expenses
Management fees to related party	4,105	2,625
Marketing, general and administrative (including stock-based
compensation expense of $1,212 and $9,459, respectively)	6,623	11,714
Depreciation and amortization	1,554	—
Valuation allowance on loans held at LOCOM	29,327	—
Loss on sale of loans	2,662	—

Operating Expenses	44,271	14,339

Other (Income) Expense
Loss from investments in partially-owned entities	4,431	—
Unrealized loss on derivative instruments	237	—
Interest income	(395)	(753)
Interest expense including amortization of deferred financing costs	4,521	134

Net Loss	$(30,806)	$(1,557)

Loss per share of common stock
Net loss, basic and diluted	$(1.47)	$(0.07)

Weighted average common shares outstanding, basic and diluted	20,952,972	20,866,526

See Notes to Consolidated Financial Statements.

Care Investment Trust Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity
(dollars in thousands, except share data)

				Treasury	Additional	Accumulated
	Common Stock			Stock	Paid in Capital	Deficit	Total

Balance at June 22, 2007 (Commencement of Operations)	100	$—		$—	$—	$—	$—
Proceeds from public offering of common stock	15,000,000	15		—	224,985	—	225,000
Underwriting and offering costs					(14,837)	—	(14,837)
Issuance of common stock for the acquisition of initial assets from Manager	5,256,250	5		—	78,838	—	78,843
Stock-based compensation to Manager in common stock pursuant to the Care Investment Trust, Inc. Manager equity plan	607,690	1		—	9,114	—	9,115
Stock-based compensation to non-employees in common stock pursuant to the Care Investment Trust, Inc. Equity Plan	148,333		—	—	2,225	—	2,225
Unamortized portion of unvested common stock issued pursuant to the Care Investment Trust Inc. Equity Plan	—	—		—	(1,943)	—	(1,943)
Stock-based compensation to directors for services rendered	5,215		—	—	62	—	62
Net loss for the period from June 22, 2007 (Commencement of Operations) to December 31, 2007	—	—		—	—	(1,557)	(1,557)
Dividends declared and paid on common stock	—	—		—	—	(3,573)	(3,573)

Balance at December 31, 2007	21,017,588	21		—	298,444	(5,130)	293,335
Treasury stock purchased	(1,000,000)			(8,330)	—	—	(8,330)
Stock-based compensation, fair value net of forfeitures	(22,000)		—	—	410	—	410
Stock-based compensation to directors for services rendered	25,771	—		—	270	—	270
Warrants granted to manager	—	—		—	532	—	532
Dividends declared and paid on common stock	—	—		—	—	(14,279)	(14,279)
Net loss	—	—		—	—	(30,806)	(30,806)

Balance, December 31, 2008	20,021,359	$21		$(8,330)	$299,656	$(50,215)	$241,132

See Notes to Consolidated Financial Statements

Care Investment Trust Inc. and Subsidiaries

Consolidated Statement of Cash Flows
(dollars in thousands)

		For the Period
	For the Year	June 22, 2007
	Ended	(Commencement
	December 31,	of Operations) to
	2008	December 31, 2007

Cash Flow From Operating Activities
Net loss	$(30,806)	$(1,557)
Adjustments to reconcile net loss to net cash provided by operating activities:
Increase in deferred rent receivable	(1,218)	—
Loss on sale of loans	2,662	(833)
Loss from investments in partially-owned entities	4,431	—
Distributions of income from partially-owned entities	3,358	—
Amortization of loan premium paid on investment in loans	1,927	507
Amortization of deferred financing cost	367	69
Amortization of deferred loan fees	(380)	149
Stock-based compensation to manager	—	9,115
Stock-based non-employee compensation	1,212	344
Depreciation and amortization on real estate, including intangible assets	1,554	—
Unrealized loss on derivative instruments	237	—
Valuation allowance on loans at LOCOM	29,327	—
Changes in operating assets and liabilities:
Accrued interest receivable	854	(1,899)
Other assets	(14)	(1,237)
Accounts payable and accrued expenses	116	4,628
Other liabilities including payable to related party	(598)	2,585

Net cash provided by operating activities	13,029	11,871
Cash Flow From Investing Activities
Purchase of initial assets from Manager	—	(204,272)
Loan repayments	54,245	64,264
Loan investments	(10,864)	(17,805)
Investments in partially-owned entities	(326)	(69,503)
Investments in real estate	(110,980)	—

Net cash used in investing activities	(67,925)	(227,316)
Cash Flow From Financing Activities
Proceeds from sale of common stock	—	225,000
Underwriting and offering costs	—	(14,837)
Borrowing under mortgage notes payable	82,227	—
Borrowings under warehouse line of credit	13,601	25,000
Principal payments under borrowings	(830)	—
Treasury stock purchases	(8,330)	—
Payment of deferred financing costs	(1,012)	(826)
Dividends paid	(14,279)	(3,573)

Net cash provided by financing activities	71,377	230,764
Net increase in cash and cash equivalents	16,481	15,319
Cash and cash equivalents, beginning of period	15,319	—

Cash and cash equivalents, end of period	$31,800	$15,319

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$4,181	$0.1

Issuance of Common Stock to Manager to purchase initial assets	$—	$78,843

Obligation to issue operating partnership units in connection with the Cambridge Investment	$—	$2,850

See Notes to Consolidated Financial Statements

Care Investment Trust Inc. and Subsidiaries — Notes to Consolidated Financial Statements

December 31, 2008 and for the Period from June 22, 2007
(Commencement of Operations) to December 31, 2007

Note 1 —	Organization

Care Investment Trust Inc. (together with its subsidiaries, the “Company” or “Care” unless otherwise indicated or except where the context otherwise requires, “we”, “us” or “our”) is a real estate investment trust (“REIT”) with a geographically diverse portfolio of senior housing and healthcare-related assets in the United States. Care is externally managed and advised by CIT Healthcare LLC (“Manager”). As of December 31, 2008, this portfolio of assets consisted of real estate and mortgage related assets for senior housing facilities, skilled nursing facilities, medical office properties and first mortgage liens on healthcare related assets. Our owned senior housing facilities are leased, under “triple-net” leases, which require the tenants to pay all property-related expenses.

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

Care elected to be taxed as a REIT under the Internal Revenue Code commencing with our taxable year ended December 31, 2007. To maintain our tax status as a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders. At present, Care does not have any taxable REIT subsidiaries (“TRS”), but in the normal course of business expects to form such subsidiaries as necessary.

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

Financial Interpretation (“FIN”) No. 46R, Consolidation of Variable Interest Entities, requires a company to identify investments in other entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and to determine which business enterprise is the primary beneficiary of the VIE. A variable interest entity is broadly defined as an entity where either the equity investors as a group, if any, do not have a controlling financial interest or the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. The Company consolidates investments in VIEs when it is determined that the Company is the primary beneficiary of the VIE at either the creation or the variable interest entity or upon the occurrence of a reconsideration event. The Company has concluded that neither of its partially-owned entities are VIEs.

Segment Reporting

Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way that public entities report information about operating segments in the financial statements. We are a REIT focused on originating and acquiring healthcare-related real estate and commercial mortgage debt and currently operate in only one reportable segment.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. Included in cash and cash equivalents at December 31, 2008 and 2007, are approximately $1.3 million and $2.6 million, respectively in customer deposits maintained in an unrestricted account.

Real Estate and Identified Intangible Assets

Real estate and identified intangible assets are carried at cost, net of accumulated depreciation and amortization. Betterments, major renewals and certain costs directly related to the acquisition, improvement and leasing of real estate are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is provided on a straight-line basis over the assets’ estimated useful lives which range from 9 to 40 years.

Upon the acquisition of real estate, we assess the fair value of acquired assets (including land, buildings and improvements, and identified intangible assets such as above and below market leases and acquired in-place leases and customer relationships) and acquired liabilities in accordance SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, and we allocate purchase price based on these assessments. We assess fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.

Our properties, including any related intangible assets, are reviewed for impairment under SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, if events or circumstances change indicating that the carrying amount of the assets may not be recoverable. An impairment exists when the carrying amount of an asset exceeds its fair value. An impairment loss is measured based on the excess of the carrying amount over the fair value. We have determined fair value by using a discounted cash flow model and an appropriate discount rate. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. If our anticipated holding periods change or estimated cash flows decline based on market conditions or otherwise, an impairment loss may be recognized. As of December 31, 2008, we have not recognized an impairment loss.

Loans Held at LOCOM

Valuation Alowance on Loans Held at LOCOM

Investments in loans amounted to $159.9 million at December 31, 2008. We account for our investments in loans in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 65, Accounting for Certain Mortgage Banking Activities (“SFAS No. 65”). Under SFAS No. 65, loans expected to be held for the foreseeable future or to maturity should be held at amortized costs, and all other loans should be held at lower of cost or market (LOCOM), measured on an individual basis. At December 31, 2008, in connection with our decision to reposition ourselves from a mortgage REIT to a traditional direct property ownership REIT (referred to as an equity REIT, see Notes 2, 4, and 5 to the financial statements) and as a result of current market conditions, we transferred our portfolio of mortgage loans to LOCOM because we are not certain that we will hold the portfolio of loans either until maturity or for the foreseeable future. In connection with the transfer, we recorded a valuation allowance of approximately $29.3 million representing the difference between our carrying amount of the loans and their estimated fair value at December 31, 2008.

Until December 31, 2008, we held our loans until maturity, and therefore the loans were carried at amortized cost, net of unamortized loan fees, and acquisition and origination costs, unless the loans were impaired.

Coupon interest on the loans is recognized as revenue when earned. Receivables are evaluated for collectibility if a loan becomes more than 90 days past due. If fair value is lower than amortized cost, changes in fair value (gains and losses) are reported through our consolidated statement of operations through a valuation allowance on loans held at LOCOM. Loans previously written down may be written up based upon subsequent recoveries in value, but not above their cost basis.

Expense for credit losses in connection with loan investments is a charge to earnings to increase the allowance for credit losses to the level that management estimates to be adequate to cover probable losses considering delinquencies, loss experience and collateral quality. Impairment losses are taken for impaired loans based on the fair value of collateral on an individual loan basis. The fair value of the collateral may be determined by an evaluation of operating cash flow from the property during the projected holding period, and/or estimated sales value computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less selling costs. Whichever method is used, other factors considered relate to geographic trends and project diversification, the size of the portfolio and current economic conditions. Based upon these factors, we will establish an allowance for credit losses when appropriate. When it is probable that we will be unable to collect all amounts contractually due, the loan is considered impaired.

Where impairment is indicated, an impairment charge is recorded based upon the excess of the recorded investment amount over the net fair value of the collateral. As of December 31, 2008 and 2007, we had no impaired loans and no allowance for credit losses.

Investment in Partially-Owned Entities

We invest in preferred equity interests that allow us to participate in a percentage of the underlying property’s cash flows from operations and proceeds from a sale or refinancing. At the inception of the investment, we must determine whether such investment should be accounted for as a loan, joint venture or as real estate. Care invested in one preferred equity investment at December 31, 2007 and will account for such investment as a joint venture.

The Company assesses whether there are indicators that the value of its partially owned entities may be impaired. An investment’s value is impaired if the Company determines that a decline in the value of the investment below its carrying value is other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the estimated value of the investment. As of December 31, 2008, the Company has not recognized any impairment on our partially owned entities.

Comprehensive Income

The Company has no items of other comprehensive income, and accordingly net loss is equal to comprehensive loss for all periods presented.

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

Income recognition will generally be suspended for loan investments at the earlier of the date at which payments become 90 days past due or when, in our opinion, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. As of December 31, 2008 and 2007, we have no loans for which income recognition has been suspended.

The Company recognizes rental revenue in accordance with SFAS No. 13. SFAS No. 13 requires that revenue be recognized on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. Renewal options in leases with rental terms that are lower than those in the primary term are excluded from the calculation of straight line rent if the renewals are not reasonably assured. The Company recognizes lease termination payments as a component of rental revenue in the period received, provided that there are no further obligations under the lease.

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

Stock-based Compensation Plans

We have two stock-based compensation plans, described more fully in Note 14. We account for the plans using the fair value recognition provisions of SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R requires that compensation cost for stock-based compensation be recognized ratably over the service period of the award. Because all of our stock-based compensation is issued to non-employees, the amount of compensation is to be adjusted in each subsequent reporting period based on the fair value of the award at the end of the reporting period until such time as the award has vested or the service being provided is substantially completed or, under certain circumstances, likely to be completed, whichever occurs first.

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

We may use a variety of commonly used derivative products that are considered “plain vanilla” derivatives. These derivatives typically include interest rate swaps, caps, collars and floors. We expressly prohibit the use of unconventional derivative instruments and using derivative instruments for trading or speculative purposes. Further, we have a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors, so we do not anticipate nonperformance by any of our counterparties.

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

Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our REIT taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income tax on our taxable income at regular corporate rates and we will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distributions to stockholders. However, we believe that we will operate in such a manner as to qualify for treatment as a REIT and we intend to operate in the foreseeable future in such a manner so that we will qualify as a REIT for federal income tax purposes. We may, however, be subject to certain state and local taxes.

Underwriting Commissions and Costs

Underwriting commissions and costs incurred in connection with our initial public offering are reflected as a reduction of additional paid-in-capital.

Organization Costs

Costs incurred to organize Care have been expensed as incurred.

Earnings per Share

We present basic earnings per share or EPS in accordance with SFAS No. 128, Earnings per Share. We also present diluted EPS, when diluted EPS is lower than basic EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount. At December 31, 2008 and 2007, diluted EPS was the same as basic EPS because all outstanding restricted stock awards were anti-dilutive. The operating partnership units issued in connection with an investment (See Note 6) are in escrow and do not impact EPS.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, real estate, loan investments and interest receivable. We may place our cash investments in excess of insured amounts with high quality financial institutions. We perform ongoing analysis of credit risk concentrations in our real estate and loan investment portfolios by evaluating exposure to various markets, underlying property types, investment structure, term, sponsors, tenant mix and other credit metrics. The collateral securing our loan investments are real estate properties located in the United States.

Reclassifications

Certain reclassifications have been made to the 2007 consolidated financial statements to conform them to the 2008 presentation. Specifically, we have shown deferred costs separately in the 2007 balance sheet to conform to the 2008 presentation. In addition, we changed the presentation of our consolidated statements of operations to include, as a separate line item interest earned on cash balances. This change did not impact our current or prior period results of operations.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”) — an amendment of ARB No. 51. SFAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS 160 is effective for the Company on January 1, 2009. The adoption of SFAS 160 did not have an impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS 141R, Business Combinations (“SFAS 141R”). SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for the Company for any business combination we enter into on or after on January 1, 2009. The Company has not determined whether or not the adoption of SFAS 141R will have a material effect on its consolidated financial statements.

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

On September 30, 2008, we purchased two additional senior living properties for approximately $10.3 million from Bickford Senior Living Group LLC. Concurrent with the purchase, we leased these properties back to Bickford for initial annual base rent of $0.8 million and additional base rent of $0.03 million with fixed escalations of 3% for 14.75 years. The leases contain an option of four renewals of ten years each. The additional base rent is deferred and accrues for the first three years and then is paid starting with the first month of the fourth year. We funded this acquisition using cash on hand and mortgage borrowings of $7.6 million.

At each acquisition, we completed a preliminary assessment of the allocation of the fair value of the acquired assets (including land, buildings, equipment and in-place leases) in accordance with SFAS 141, and SFAS 142. Based upon that assessment, the preliminary allocation of the purchase price to the fair values of the assets acquired is as follows (in millions):

Buildings, improvements and equipment	$95.6
Furniture, fixtures and equipment	6.0
Land	5.0
Identified intangibles — leases in-place (Note 7)	4.4

$111.0

Additionally, as part of the June 26, 2008 transaction we sold back a property acquired from Bickford Senior Living Group, LLC that was acquired on March 31, 2008 at its net carrying amount, which did not result in a gain or a loss to the Company.

As of December 31, 2008, the properties owned by Care, and leased to Bickford were 100% managed or operated by Bickford Senior Living Group, LLC. As an enticement for the Company to enter into the leasing arrangement for the properties, Care received additional collateral and guarantees of the lease obligation from parties affiliated with Bickford who act as subtenants under the master lease. The additional collateral pledged in support of Bickford’s obligation to the lease commitment included properties and ownership interests in affiliated companies of the subtenants.

Future minimum annual rental revenue under the non-cancelable terms of the Company’s operating leases at December 31, 2008 are as follows (in thousands):

2009	$9,250
2010	9,527
2011	10,176
2012	10,874
2013	10,974
Thereafter	119,496

$170,297

Note 4 — Loans Held at LOCOM

As of December 31, 2008 and December 31, 2007, our net investments in loans amounted to $159.9 million and $236.8 million, respectively. Considering changes in our strategies and changes in the marketplace discussed in Note 2, we transferred our portfolio of mortgage loans to the lower of cost or market in the December 31, 2008 financial statements because we are not certain that we will hold the portfolio of loans either until maturity or for the foreseeable future. The transfer resulted in a charge to earnings of $29.3 million. During the year ended December 31, 2008, we received $54.2 million in principal repayments and proceeds from the sale of a loan and recognized $1.9 million in amortization of the premium we paid for the purchase of our initial assets as a reduction of interest income. Our investments include senior whole loans and participations secured primarily by real estate in the form of pledges of ownership interests, direct liens or other security interests. The investments are in various geographic markets in the United States. These investments are all variable rate and had a weighted average spread of 5.76% and 3.25% over one month LIBOR and have an average maturity of 2.1 and 3 years at December 31, 2008 and 2007, respectively. Some loans are subject to interest rate floors. The effective yield on the portfolio was 6.20% and 8.22%, respectively for the year ended December 31, 2008 and for the period from June 22, 2007 (commencement of operations) to December 31, 2007. One month LIBOR was 0.45% at December 31, 2008.

December 31, 2008

	Location		Carrying	Interest	Maturity
Property Type (a)	City	State	Amount	Rate	Date

SNF	Middle River	Maryland	$9,185	L+3.75%	03/31/11
SNF/ALF/IL	Various	Washington/Oregon	26,012	L+2.75%	10/04/11
SNF (d)/(e)	Various	Michigan	23,767	L+2.25%	03/26/12
SNF (d)/(e)	Various	Texas	6,540	L+3.00%	06/30/11
SNF (d)/(e)	Austin	Texas	4,604	L+3.00%	05/30/11
SNF (b)(d)(e)	Various	Virginia	27,401	L+2.50%	03/01/12
SNF/ICF (d)/(e)	Various	Illinois	29,045	L+3.00%	10/31/11
SNF (d)/(e)	San Antonio	Texas	8,412	L+3.50%	02/09/11
SNF/ALF (d)/(e)	Nacogdoches	Texas	9,696	L+3.15%	10/02/11
SNF/Sr.Appts/ALF	Various	Texas/Louisiana	15,682	L+4.30%	02/01/11
ALF (e)	Daytona Beach	Florida	3,688	L+3.43%	08/11/11
SNF/IL (c)/(d)/(e)	Georgetown	Texas	5,980	L+3.00%	07/31/09
SNF	Aurora	Colorado	9,151	L+5.74%	08/04/10
SNF (e)	Various	Michigan	10,080	L+7.00%	02/19/10

Investment in loans, gross			189,243
Valuation allowance			(29,327)

Loans held at LOCOM			$159,916

December 31, 2007:

	Location		Carrying	Interest	Maturity
Property Type (a)	City	State	Amount	Rate	Date

SNF	Middle River	Maryland	$9,348	L+3.75%	3/31/11
SNF/ALF	Various	New Jersey	25,360	L+3.48%	12/8/08
SNF/ALF/IL	Various	Washington, Oregon	26,871	L+2.75%	10/4/11
SNF	Various	New Jersey	27,987	L+4.00%	1/31/11
SNF (d)/(e)	Various	Michigan	24,179	L+2.25%	3/26/12
SNF (d)/(e)	Various	Virginia	26,830	L+2.50%	3/1/12
SNF (d)/(e)	Various	Texas	6,711	L+3.00%	6/30/11
SNF (d)/(e)	Austin	Texas	5,474	L+3.00%	5/30/11
SNF/ICF (d)/(e)	Various	Illinois	30,155	L+3.00%	10/31/11
SNF/ (d)/(e)	San Antonio	Texas	8,695	L+3.50%	2/9/11
SNF/ALF (d)/(e)	Nacogdoches	Texas	9,911	L+3.15%	10/2/11
SNF/Sr. Appts/ALF	Various	Texas, Louisiana	17,087	L+4.34%	2/1/11
ALF (e)	Daytona Beach	Florida	3,723	L+3.43%	8/11/11
SNF/IL (c)/(d)/(e)	Georgetown	Texas	6,075	L+3.00%	7/31/09
SNF	Aurora	Colorado	9,276	L+5.74%	8/4/10

Investments in loans, gross			237,682
Unamortized loan fees			(849)

Investments in loans, net			$236,833

(a)	SNF refers to skilled nursing facilities; ALF refers to assisted living facilities; IL refers to independent living facilities; ICF refers to intermediate care facility; and Sr. Appts refers to senior living apartments.

(b)	Loan sold to Manager in February 2009 totaling $22,543. (See Note 5)

(c)	Borrower has the ability to extend the maturity date to 7/31/12 upon advanced written notice and subject to compliance with certain covenants stipulated in the loan agreement.

(d)	Pledged as collateral for borrowings under our warehouse line of credit. On March 9, 2009, Care repaid the outstanding borrowings on its warehouse line in full.

(e)	The mortgages are subject to various interest rate floors ranging from 6.00% to 11.5%.

All loans were paying in accordance with their terms as of December 31, 2008 and 2007 and we have no allowance for loan losses. Eight loans secured by first mortgages with a total principal balance, net of premiums, of $114.8 million at December 31, 2008 were pledged as collateral at December 31, 2008, for borrowings under our warehouse line of credit. (See Note 9)

Our mortgage portfolio (gross) at December 31, 2008 is diversified by property type and U.S. geographic region as follows:

	December 31,
	2008
	Carrying	% of
By Property Type	Amount	Portfolio

Skilled Nursing	$99.1	52.4%
Mixed-use(1)	86.4	45.6%
Assisted Living	3.7	2.0%

Total	$189.2	100.0%

	December 31,
	2008
	Carrying	% of
By U.S. Geographic Region	Amount	Portfolio

Midwest	$62.9	33.2%
South	54.6	28.9%
Mid-Atlantic	36.6	19.3%
Northwest	26.0	13.8%
West	9.1	4.8%

	$189.2	100.0%

(1)	Mixed-use facilities refer to properties that provide care to different segments of the elderly population based on their needs, such as Assisted Living with Skilled Nursing capabilities.

At December 31, 2008, our portfolio of eighteen mortgages was extended to fourteen borrowers with the largest exposure to any single borrower at 20.9% of the carrying value of the portfolio. The carrying value of three loans, each to different borrowers with exposures of more than 10% of the carrying value of the total portfolio, amounted to 55.1% of the portfolio. At December 31, 2007, the largest exposure to any single borrower was 12.7% of the portfolio carrying value and five other loans, each to different borrowers each with exposures of more than 10% of the carrying value of the total portfolio, amounted to 54.9% of the portfolio.

Note 5 —	Sale of Loans to Manager

On September 30, 2008 we finalized a Mortgage Purchase Agreement (the “Agreement”) with our Manager that provides us an option to sell loans from our investment portfolio to our Manager at the loan’s fair value on the sale date. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a discussion of the terms and conditions of the Agreement. Pursuant to the Agreement, we sold two loans with total carrying amounts of approximately $24.8 million and $27.0 million for proceeds equal to $44.9 million. We incurred a loss on the sale of the first loan of $2.4 million, which closed in November of 2008. We incurred a loss of $4.9 million on the sale of the second loan, which closed in February of 2009. The loss on the second loan was included in the valuation allowance on the loans held at LOCOM at December 31, 2008.

Note 6 —	Investment in Partially-Owned Entities

On December 31, 2007, Care, through its subsidiary ERC Sub, L.P., purchased an 85% equity interest in eight limited liability entities owning nine medical office buildings with a value of $263.0 million for $61.9 million in cash including the funding of certain reserve requirements. The Seller was Cambridge Holdings Incorporated (“Cambridge”) and the interests were acquired through a “DownREIT” partnership subsidiary, i.e., ERC Sub, L.P. The transaction also provided for the issuance of 700,000 operating partnership units to Cambridge subject to future performance of the underlying properties. These units were issued by us into escrow and will be released to Cambridge subject to the acquired properties meeting certain performance benchmarks. Based on the expected timing of the release of the operating partnership units from escrow, the fair value of the operating partnership units was $3.1 million and $2.9 million on December 31, 2008 and 2007, respectively. Each operating partnership unit is redeemable into one share of the Company’s common stock, subject to certain conditions. The Company has the option to pay cash or issue shares of company stock upon redemption.

In accordance with SFAS No. 133, the obligation to issue operating partnership units is accounted for as a derivative instrument. Accordingly, the value of the obligation to issue the operating partnership units is reflected as a liability on the Company’s balance sheet and accordingly will be remeasured every period until the operating partnership units are released from escrow.

Care will receive an initial preferred minimum return of 8.0% on capital invested at close with 2.0% per annum escalations until certain portfolio performance metrics are achieved. The entities now owned with Cambridge currently carry $183.4 million in asset-specific mortgage debt which mature no earlier than the fourth quarter of 2016 and bear a weighted average fixed interest rate of 5.86%.

The Cambridge portfolio contains approximately 767,000 square feet and is located in major metropolitan markets in Texas (8) and Louisiana (1). The properties are situated on leading medical center campuses or adjacent to prominent acute care hospitals or ambulatory surgery centers. Affiliates of Cambridge will act as managing general partners of the entities that own the properties, as well as manage and lease these facilities.

Summarized financial information as of December 31, 2008 and 2007, for the Company’s unconsolidated joint venture in Cambridge is as follows (amounts in millions):

	2008	2007
	Amount	Amount

Assets	$238.0	$259.3
Liabilities	192.3	$186.5
Equity	45.7	$72.8

Revenue	24.1
Expenses	30.6
Net loss	(6.5)

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

The four facilities contain approximately 233 independent living units and 159 assisted living units. The properties were constructed in the last 25 years, and two were built in the last 10 years. Since both transactions closed on December 31, 2007, the Company recorded no income or loss on these investments for the period from June 22, 2007 (commencement of operations) to December 31, 2007.

For the year ended December 31, 2008, our equity in the loss of our Cambridge portfolio amounted to $5.6 million, which included $9.4 million attributable to our share of the depreciation and amortization expenses associated with the Cambridge properties. The Company’s investment in the Cambridge entities was $58.1 million at December 31, 2008 and $65.6 million at December 31, 2007. During the year ended December 31, 2008, we received $2.2 million in distributions from our investment in Cambridge.

For the year ended December 31, 2008, we recognized $1.1 million in equity income from our interest in SMC and received $1.1 million in distributions.

Note 7 —	Identified Intangible Assets — leases in-place, net

The following table summarizes the Company’s identified intangible assets as of December 31, 2008:

Identified intangibles — leases in-place (amounts in thousands)

Gross amount	$4,435
Accumulated amortization	(140)

$4,295

The estimated annual amortization of acquired in-place leases for each of the succeeding years as of December 31, 2008 is as follows: (amounts in thousands)

2009	$296
2010	296
2011	296
2012	296
2013	296
Thereafter	2,815

The Company amortizes this intangible asset over the life of the leases on a straight-line basis.

Note 8 —	Other Assets, net

Other assets at December 31, 2008 of $2.4 million, consisted of $0.6 million in deferred exit fees on certain loans due from borrowers at the time of their pay-off, $0.4 million in prepaid expenses, and $1.2 million relating the straight-line effect of our lease revenue and $0.2 million of miscellaneous other assets.

Note 9 —	Borrowings under Warehouse Line of Credit

On October 1, 2007, Care entered into a master repurchase agreement (“Agreement”) with Column Financial, Inc. (“Column”), an affiliate of Credit Suisse, one of the underwriters of Care’s initial public offering in June 2007. This type of lending arrangement is often referred to as a warehouse facility. The Agreement provides an initial line of credit of up to $300 million, which may be increased temporarily to an aggregate amount of $400 million under the terms of the Agreement. Care may receive up to 50% of the value of each loan sold based on Column’s underwriting of such loan and will agree to repurchase each loan at a future date. From the time of sale until the time of repurchase, Care pays Column a monthly price differential payment set at 1.0% over one month LIBOR (one month LIBOR was 0.45% at December 31, 2008). Borrowings under the warehouse line of credit are accounted for as secured borrowings on the balance sheet.

The term of the Agreement is for three years and may be terminated by Column at any time on not less than one year’s notice. As of December 31, 2008 and 2007, Care had $37.8 and $25.0 million, respectively outstanding under the warehouse line. Interest expense for the year ended December 31, 2008, and for the period from June 22, 2007 (commencement of operations) to December 31, 2007 was $1.4 million and $.1 million, respectively. The $37.8 million outstanding was secured by a pledge of nine first mortgages with principal balances totaling $114.8 million at December 31, 2008. Care paid approximately $0.8 million in principal amortization during the year ended December 31, 2008. Costs incurred to establish the warehouse line approximated $0.9 million, and are reflected in other assets and are amortized over the three-year term of the facility as additional interest expense. At December 31, 2008, the unamortized balance of deferred financing costs approximated $0.5 million.

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

On March 9, 2009, Care repaid this loan in full and closed the warehouse line of credit.

Note 10 —	Mortgage Notes Payable

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

On September 30, 2008 with the acquisition of the two additional properties from Bickford, the Company entered into an additional mortgage loan with Red Mortgage Capital, Inc. for $7.6 million. The terms of the mortgage require interest and principal payments of approximately $52,000 based on a fixed interest rate of 7.17%. Commencing on the first of November 2008 and every month thereafter, the mortgage loan requires a fixed monthly payment of approximately $52,000 for both principal and interest until the maturity in July 2015 when the then outstanding balance of $7.1 million is due and payable. Care paid approximately $10,600 in principal amortization during the year ended December 31, 2008. The mortgage loan is collateralized by the properties.

As of December 31, 2008, principal repayments due under all borrowings for the next 5 years and thereafter are as follows (in millions):

2009	$0.3
2010(a)	38.6
2011	0.9
2012	0.9
2013	1.0
Thereafter	78.3

(a)	We repaid our borrowings under the warehouse line of credit in full on March 9, 2009.

Note 11 —	Other Liabilities

Other liabilities as of December 31, 2008 and 2007 consist principally of deposits and real estate escrows from borrowers amounting to $1.3 million and $2.6 million, respectively.

Note 12 —	Related Party Transactions

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

In accordance with SFAS No. 123R, the Company used the Black-Scholes option pricing model to measure the fair value of the Warrant granted with the Amendment. The Black-Scholes model valued the Warrant using the following assumptions:

Volatility	47.8%
Expected Dividend Yield	5.92%
Risk-free Rate of Return	3.8%
Current Market Price	$7.79
Strike Price	$17.00
Term of Warrant	10 years

The fair value of the Warrant is approximately $0.5 million, which is recorded as part of additional paid-in-capital with a corresponding entry to expense. The Warrant will be remeasured to fair value at each reporting date, and amortized into expense over 18 months, which represents the remaining initial term of the Management Agreement.

We are also responsible for reimbursing the Manager for its pro rata portion of certain expenses detailed in the Management Agreement, such as rent, utilities, office furniture, equipment, and overhead, among others, required for our operations. Transactions with our Manager during the year ended December 31, 2008 included:

•	Our $3.8 million liability to our Manager for professional fees paid and other third party costs incurred by our Manager on behalf of Care, management fees and other general expenses related to business operations.

•	Our expense recognition of $0.6 million and $4.1 million for the three months and year ended December 31, 2008, respectively, for the Base Management Fee.

•	On November 20, 2008, we sold a loan with a book value of $24.8 million to our Manager for proceeds of $22.4 resulting in an approximate loss of $2.4 million.

•	On February 3, 2009, we sold a loan with a book value of $27.0 on the date of sale to our Manager for proceeds of $22.5 resulting in an approximate loss of $4.9 million.

Note 13 —	Fair Value of Financial Instruments

The Company adopted SFAS 157, effective January 1, 2008, and accordingly, all financial assets and liabilities measured at fair value will utilize valuation methodologies in accordance with the statement. The Company has established processes for determining fair values and fair value is based on quoted market prices, where available. If listed prices or quotes are not available, then fair value is based upon internally developed models that primarily use inputs that are market-based or independently-sourced market parameters.

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

Investment in loans — the fair value of the portfolio is based on an internally developed model. Investing in healthcare-related commercial mortgage debt is transacted through an over-the-counter market with minimal pricing transparency. Loans are infrequently traded and market quotes are not widely available and disseminated. Our investments in variable rate loans bear interest at stated spreads to a floating base rate (one month LIBOR) and re-price monthly. The valuation model involves the use of estimates. The variables in the model include the expected life of the loans, a discount factor based on the expected market return for these assets, and the expected cash flows to be received from the portfolio determined on an asset by asset basis. At December 31, 2008, we valued our loans assuming a weighted average life of 2.1 years, and a yield of 15%. Loans under contract for sale are valued at their net realizable value and are valued using a combination of level 1 and level 2 inputs.

Interest rate caps — the fair value of interest rate caps is based on an independent dealer quote.

Obligation to issue operating partnership units — the fair value of our obligation to issue operating partnership units is based on an internally developed valuation model, as quoted market prices are not available nor are quoted prices for similar liabilities. Our model involves the use of management estimates as well as some Level 2 inputs. The variables in the model include the estimated release dates of the shares out of escrow, based on the expected performance of the underlying properties, a discount factor of approximately 14%, and the market price and expected dividend of Care’s common shares at each measurement date.

The following table presents the Company’s financial instruments carried at fair value on the consolidated balance sheet as of December 31, 2008, by SFAS 157 hierarchy.

	Fair Value at December 31, 2008
($ in millions)	Level 1	Level 2	Level 3	Total

Assets
Investment in loans	$22.5	$—	$137.4	$159.9

Liabilities
Obligation to issue operating partnership units(1)	$—	$—	$3.0	$3.0

(1)	At December 31, 2007, the fair value of our obligation to issue partnership units was $2.9 million and we recognized expense of $0.1 million on revaluation at December 31, 2008.

The tables below present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2008. Level 3 instruments presented in the tables include a liability to issue partnership units, which are carried at fair value. These instruments were valued using models that, in management’s judgment, reflect the assumptions a marketplace participant would use at December 31, 2008.

	Level 3 Instruments — Fair Value Measurements
	Obligation to	Investment
	issue	in loans held
	Partnership	at lower of cost
($ in millions)	Units	or market

Balance, December 31, 2007	$(2.9)	$189.2
Total unrealized losses included in income statement	(0.1)	(29.3)

Balance, December 31, 2008	$ (3.0)	$159.9

Net change in unrealized losses from investments still held at December 31, 2008	$(0.1)	$(29.3)

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

In addition to the amounts reflected in the financial statements at fair value as noted above, cash equivalents, accrued interest receivables, loan held for sale, accounts payable and accrued expenses, and other liabilities reasonably approximate their fair values due to the short maturities of these items.

Borrowings under our warehouse line of credit bear interest at one month LIBOR plus a spread of 100 basis points. Due to the monthly resetting of interest, management believes the carrying amount of our borrowings under the warehouse line of credit reasonably approximates fair value at December 31, 2008. On March 9, 2009, Care repaid the outstanding borrowings on its warehouse line in full.

The mortgage note payable incurred to acquire the additional two Bickford properties, which closed on September 30, 2008, approximates its fair value. Management believes that the fair value of the mortgage note payable of $74.6 million that was incurred from the acquisition of the twelve properties on June 26, 2008, is approximately $71.3 million.

Note 14 —	Stockholders’ Equity

Our authorized capital stock consists of 100,000,000 shares of preferred stock, $0.001 par value and 250,000,000 shares of common stock, $0.001 par value. As of December 31, 2008, no shares of preferred stock were issued and outstanding and 20,021,359 shares of common stock were issued and outstanding.

Equity Plan

Restricted Stock Grants:

At the time of our initial public offering in June 2007, we issued 133,333 shares of common stock to our Manager’s employees, some of whom are officers or directors of Care and we also awarded 15,000 shares of common stock to Care’s independent board members. The shares granted to our Manager’s employees vest on June 22, 2010, three years from the date of grant. The shares granted to our independent board members vest ratably on the first, second and third anniversaries of the grant. During the year ended December 31, 2008, 42,000 shares of restricted stock granted to our Manager’s employees were forfeited and 10,000 shares vested due to a termination of an officer of the Manager without cause. In addition, 20,000 shares of restricted stock were granted to a new independent board member who formerly served as non-independent board member and an employee of our Manager. These shares had a fair value of $183,000 at issuance and vest on June 27, 2010.

Schedule of Non Vested Shares — Equity Plan

	Grants to	Grants to
	Independent	Manager’s	Total
	Directors	Employees	Grants

Balance at January 1, 2008	15,000	133,333	148,333
Granted	20,000	—	20,000
Vested	5,000	10,000	15,000
Forfeited	—	42,000	42,000

Balance at December 31, 2008	30,000	81,333	111,333

Vesting Schedule

June 27, 2009	5,000	—	5,000
June 27, 2010	25,000	81,333	106,333

	30,000	81,333	111,333

Restricted Stock Units:

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

Long-Term Equity Incentive Programs:

On May 12, 2008, the Committee approved two new long-term equity incentive programs under the Equity Plan. The first program is an annual performance-based RSU award program (the “RSU Award Program”) and the second program is a three-year performance share plan (the “Performance Share Plan”).

Achievement of awards under the RSU Award Program will be based upon the Company’s ability to meet both financial (Adjusted Funds from Operations (“AFFO”), as defined per share) and strategic (shifting from a mortgage to an equity REIT) performance goals, as well as on the individual employee’s ability to meet individual performance goals. All of the Company’s executive officers have been granted the right to receive an award under the RSU Award Program, the actual amount of which will depend on Company and individual performance in 2008. Performance under the 2008 RSU Award Program will be measured at the end of the performance period (December 31, 2008), and the RSUs in respect of such 2008 performance period will be granted in early 2009. The RSUs will vest in equal installments on each of the first four anniversaries of the grant date. In connection with the initial adoption of the RSU Award Program, certain employees of the Manager were granted 68,308 RSUs on the adoption date with a fair value of $0.7 million. RSUs granted in connection with the Equity Plan vest as follows:

2009	14,766
2010	14,766
2011	32,266
2012	32,266

Under the Performance Share Plan, a participant is granted a number of performance shares or units, the settlement of which will depend on the Company’s achievement of certain pre-determined financial goals at the end of the three-year performance period. Any shares received in settlement of the performance award will be issued to the participant in early 2011, without any further vesting requirements. With respect to the 2008-2010 performance periods, the performance goals relate to the Company’s ability to meet both financial (compound growth in AFFO per share) and share return goals (total shareholder return versus the Company’s healthcare equity and mortgage REIT peers). The Committee has established threshold, target and maximum levels of performance. If the Company meets the threshold level of performance, a participant will earn 50% of the performance share grant if it meets the target level of performance, a participant will earn 100% of the performance share grant and if it achieves the maximum level of performance, a participant will earn 200% of the performance share grant. As of December 31, 2008, no shares have been earned under this plan.

As of December 31, 2008, 166,943 shares of our common stock and 126,563 RSUs had been granted pursuant to the Equity Plan and 406,494 shares remain available for future issuances. The Equity Plan will automatically expire on the 10th anniversary of the date it was adopted. Care’s Board of Directors may terminate, amend, modify or suspend the Equity Plan at any time, subject to stockholder approval in the case of amendments or modifications. Pursuant to SFAS 123R, we recognized expense of approximately $0.4 million as compensation expense related to these grants during the year ended December 31, 2008. All of the shares issued under our equity plan are considered non-employee awards. Accordingly, the expense for each period is determined based on the fair value of each share or unit awarded over the required performance period.

Shares Issued to Directors for Board Fees:

On January 2, 2008, April 2, 2008, July 1, 2008 and October 2, 2008, 5,815 shares, 5,920 shares, 7,508 shares and 6,528 shares of common stock, respectively, with a combined fair value of approximately $0.3 million were granted to our independent directors as part of their annual retainer. Each independent director receives an annual base retainer of $100,000, payable quarterly in arrears, of which 50% is paid in cash and 50% in common stock of Care. Shares granted as part of the annual retainer vest immediately and are included in general and administrative expense. The Company granted 5,215 shares to directors as part of this arrangement during 2007.

Manager Equity Plan

Upon completion of our initial public offering in June 2007, we granted 607,690 fully vested shares of our common stock to our Manager under the Manager Equity Plan. These shares are subject to our Manager’s right to register the resale of such shares pursuant to a registration rights agreement we entered into with our Manager in connection with our initial public offering. At December 31, 2008, 282,945 shares are available for future issuances under the Manager Equity Plan. The Manager Equity Plan will automatically expire on the 10th anniversary of the date it was adopted. Care’s Board of Directors may terminate, amend, modify or suspend the Manager Equity Plan at any time, subject to stockholder approval in the case of amendments or modifications.

The 282,945 shares available for future issuance under the Manager Equity Plan are net of 435,000 shares that may be issued upon conversion of a warrant issued to our Manager described in Note 12.

Note 15 —	Loss per share ($ in thousands, except share and per share data)

		For the Period from
		June 22, 2007
	For the Year	(Commencement of
	Ended	Operations) to
	December 31, 2008	December 31, 2007

Loss per share — basic and diluted	$(1.47)	$(0.07)
Numerator
Net loss	$(30,806)	$(1,557)
Denominator
Weighted Average Common Shares Outstanding	20,952,972	20,866,526

Diluted loss per share was the same as basic loss per share for each period because all outstanding restricted stock awards were anti-dilutive.

Note 16 —	Commitments and Contingencies

Several of our investments in loans have commitment amounts in excess of the amount that we have funded to date on such loans. At December 31, 2008, Care was obligated to provide approximately $4.2 million in additional financing at the request of our borrowers, subject to the borrowers’ compliance with their respective loan agreements, and approximately $4.2 million in tenant improvements related to our purchase of the Cambridge properties.

Care is also obligated to fund additional payments for expansion of four of the facilities acquired in the Bickford transaction on June 26, 2008. The maximum amount that the Company is obligated to fund is $7.2 million. Since these payments would increase our investment in the properties, the minimum base rent and additional base rent would increase based on the amounts funded. After funding the expansion payments and meeting certain conditions as outlined in the documents associated with the transaction, the sellers are entitled to the balance of the commitment of $7.2 million less the total of all expansion payments made in conjunction with the properties.

Under our Management Agreement, our Manager, subject to the oversight of the Company’s board of directors, is required to manage the day-to-day activities of Care, for which the Manager receives a base management fee. The Management Agreement has an initial term expiring on June 30, 2010, and will be automatically renewed for one-year terms thereafter unless either we or our Manager elect not to renew the agreement. The base management fee is payable monthly in arrears in an amount equal to 1/12 of 0.875% of the Company’s stockholders’ equity at the end of each month, computed in accordance with GAAP, adjusted for certain items pursuant to the terms of the agreement.

In addition, our Manager may be entitled to a termination fee, payable for non-renewal of the Management Agreement without cause, in an amount equal to three times the sum of the average annual base fee, as earned by our Manager during the two years immediately preceding the most recently completed calendar quarter prior to the date of termination, but no less than $15.4 million. No termination fee is payable if we terminate the Management Agreement for cause.

On October 1, 2007, Care entered into a master repurchase agreement (“MRA”) with Column Financial, Inc., for short-term financing through a warehouse facility. The MRA provides an initial line of credit up to $300 million. Under the terms of the MRA, Care may receive up to 50% of the value of each loan sold into the warehouse based on Column’s underwriting of such loan and will agree to repurchase each loan at a future date. The term of the MRA is for three years and may be terminated by Column at any time on not less than one year’s notice. In addition, Column has the right to issue margin calls in certain situations which Care must satisfy in cash within one business day. The MRA also requires the Company to maintain certain financial covenants. From the time of sale until the time of repurchase, Care is required to pay Column a monthly price differential payment set at one month LIBOR + 1.0%. In addition, partial amortization of the principal borrowed is required. As of December 31, 2008, the Company had $37.8 million in borrowings under the facility. On March 9, 2009, Care repaid the outstanding borrowings on its warehouse line in full and closed the warehouse facility.

The table below summarizes our contractual obligations as of December 31, 2008.

Amounts in millions	2009	2010	2011	2012	2013	Thereafter

Repayment of warehouse borrowings(a)	$—	$37.8	$—	$—	$—	$—
Commitment to fund loans	4.2	—	—	—	—	—
Commitment to fund tenant improvements	4.2	—	—	—	—	—
Commitment to fund earn out	7.2	—	—	—	—	—
Mortgage notes payable	6.1	6.5	6.5	6.5	6.5	86.9
Management fee	2.3	16.6	—	—	—	—

(a)	We repaid our borrowings under the warehouse line of credit in full on March 9, 2009.

On September 18, 2007, a class action complaint for violations of federal securities laws was filed in the United States District Court, Southern District of New York alleging that the registration statement relating to the initial public offering of shares of our common stock, filed on June 21, 2007, failed to disclose that certain of the assets in the contributed portfolio were materially impaired and overvalued and that Care was experiencing increasing difficulty in securing its warehouse financing lines. On January 18, 2008, the court entered an order appointing co-lead plaintiffs and co-lead counsel. On February 19, 2008, the co-lead plaintiffs filed an amended complaint citing additional evidentiary support for the allegations in the complaint. Care believes the complaint and allegations are without merit and intend to defend against the complaint and allegations vigorously. The Company filed a motion to dismiss the complaint on April 22, 2008. The plaintiffs filed an opposition to the Company’s motion to dismiss on July 9, 2008. On March 4, 2009, the court denied Care’s motion to dismiss. Care plans to file an answer, but the outcome of this matter cannot currently be predicted. To date, Care has incurred approximately $0.7 million to defend against this complaint. No provision for loss related to this matter has been accrued at December 31, 2008.

Care is not presently involved in any other material litigation nor, to our knowledge, is any material litigation threatened against us or our investments, other than routine litigation arising in the ordinary course of business. Management believes the costs, if any, incurred by us related to litigation will not materially affect our financial position, operating results or liquidity.

Note 17 —	Financial Instruments: Derivatives and Hedging

The fair value of our obligation to issue operating partnership units was $3.0 million and $2.9 million at December 31, 2008 and 2007, respectively, resulting in an unrealized loss of $0.1 million.

On February 1, 2008, we entered into three interest rate caps on three loans pledged as collateral under our warehouse line of credit in order to increase the advance rates available on the pledged loans. The total premium paid for the caps approximated $50,000. Two of the caps have a term of 33 months and the other has a term of 9 months. The notional amounts of the interest rate cap agreements at December 31, 2008 are $24.0 million. The interest rate caps are not designated as hedges for accounting purposes; accordingly, they are carried at fair value with changes in fair value included in earnings. The balance of the interest rate caps was nominal at December 31, 2008 and is included in other assets on the condensed consolidated balance sheet.

Note 18 —	Quarterly Financial Information (Unaudited)

Summarized unaudited consolidated quarterly information for the years ended December 31, 2008 and 2007 is provided below.

(Amounts in millions except per share amounts)	Quarter Ended
2008:	March 31	June 30	Sept. 30(1)	Dec. 31(1)

Revenues	$4.7	$3.6	$6.6	$7.4
Income (loss) available to common shareholders	0.5	0.7	(3.5)	(28.5)
Earnings per share — basic and diluted	$0.02	$0.03	$(0.17)	$(1.35)
Earnings per share — diluted	$0.02	$0.03	—	—

2007:	June 30(1)	Sept. 30	Dec. 31

Revenues	$0.6	$6.0	$5.5
Income (loss) available to common shareholders	(8.9)	3.7	3.6
Earnings per share — basic and diluted	$(0.43)	$0.18	$0.17
Earnings per share — diluted	—	$0.18	$0.17

(1)	— Basic and diluted are the same as inclusion of diluted shares would be “anti-dilutive”

*	June 30, 2007 represents the period from June 22, 2007 (commencement of operations) to June 30, 2007

Note 19 —	Subsequent Events

Sale of loan held at LOCOM

On February 3, 2009, the Company closed on the sale of a loan to our Manager that had a book value of $27.4 million on the date of sale for proceeds of $22.5 million resulting in an approximate loss of $4.9 million.

Declaration of Distribution

On March 13, 2009, the Board of Directors declared a dividend in the amount of $0.17 per share of common stock. The dividend is payable on April 9, 2009, to common stockholders of record on March 26, 2009.

Repayment of amounts outstanding under the Column Financial Warehouse Line of Credit

On March 6, 2009, the Board authorized the repayment in full of the outstanding balance on the Column Financial warehouse line of credit, and the line was paid off on March 9, 2009.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company,

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures included in such controls may deteriorate.

The Company conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

The Company’s effectiveness of our internal control over financial reporting, as of December 31, 2008, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which is included immediately below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Care Investment Trust Inc. and subsidiaries
New York, NY

We have audited the internal control over financial reporting of Care Investment Trust Inc. and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2008 of the Company and our report dated March 16, 2009 expressed an unqualified opinion on those financial statements and financial statement schedules, and includes an explanatory paragraph regarding the fair value of assets that have been estimated by management in the absence of readily determinable fair values.

/s/  DELOITTE & TOUCHE LLP
Parsippany, NJ
March 16, 2009

ITEM 9B.	Other Information

None

Part III

ITEM 10.	Directors, Executive Officers and Corporate Governance of the Registrant

The information called for by ITEM 10 is incorporated by reference to the information under the caption “Election of Directors” in the Registrant’s definitive proxy statement relating to its 2008 Annual Meeting of Stockholders to be held on June 9, 2009.

ITEM 11.	Executive Compensation

The information required by ITEM 11 is incorporated by reference to the information under the caption “Executive Compensation” in the Registrant’s definitive proxy statement relating to its Annual Meeting of Stockholders to be held on June 9, 2009.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by ITEM 12 is incorporated by reference to the information under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Registrant’s definitive proxy statement relating to its Annual Meeting of Stockholders to be held on June 9, 2009.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by ITEM 13 is incorporated by reference to the information under the captions “Certain Relationships and Related Transactions” and “Director Independence” in the Registrant’s definitive proxy statement relating to its Annual Meeting of Stockholders to be held on June 9, 2009.

ITEM 14.	Principal Accountant Fees and Services

The information required by ITEM 14 is incorporated by reference to the information under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” in the Registrant’s definitive proxy statement relating to its Annual Meeting of Stockholders to be held on June 9, 2009.

Part IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a) and (c) Financial Statements and Schedules – See Index to Financial Statements and Schedules included in ITEM 8.

(b) Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Registrant (previously filed as Exhibit 3.1 to the Company’s Form 10-Q (File No. 001-33549), filed on August 14, 2007 and herein incorporated by reference.
3.2	Amended and Restated Bylaws of the Registrant (previously filed as Exhibit 3.2 to the Company’s Form 10-Q (File No. 001-33549), filed on August 14, 2007 and herein incorporated by reference).
4.1	Form of Certificate for Common Stock (previously filed as Exhibit 4.1 to the Company’s Form S-11, as amended (File No. 333-141634), and herein incorporated by reference).
10.1	Assignment Agreement, dated as of January 31, 2009 (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33549), filed on February 5, 2009 and herein incorporated by reference).
10.2	Amendment No. 4 to Master Repurchase Agreement, dated as of November 13, 2008 (previously filed as Exhibit 10.5 to the Company’s Form 10-Q (File No. 001-33549), filed on November 14, 2008 and herein incorporated by reference).
10.3	Amendment to Management Agreement, dated as of September 30, 2008 (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33549), filed on October 2, 2008 and herein incorporated by reference).
10.4	Warrant to Purchase Common Stock, dated as of September 30, 2008 (previously filed as Exhibit 10.2 to the Company’s Form 8-K (File No. 001-33549), filed on October 2, 2008 and herein incorporated by reference).
10.5	Mortgage Purchase Agreement, dated as of September 30, 2008 (previously filed as Exhibit 10.3 to the Company’s Form 8-K (File No. 001-33549), filed on October 2, 2008 and herein incorporated by reference).
10.6	Earn Out Agreement, dated as of June 26, 2008 (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33549), filed on July 2, 2008 and herein incorporated by reference).
10.7	Multifamily Note, dated as of June 26, 2008 (previously filed as Exhibit 10.2 to the Company’s Form 8-K (File No. 001-33549), filed on July 2, 2008 and herein incorporated by reference).
10.8	Exceptions to Non-Recourse Guaranty, dated as of June 26, 2008 (previously filed as Exhibit 10.3 to the Company’s Form 8-K (File No. 001-33549), filed on July 2, 2008 and herein incorporated by reference).
10.9	Master Lease Agreement, dated as of June 26, 2008 (previously filed as Exhibit 10.4 to the Company’s Form 8-K (File No. 001-33549), filed on July 2, 2008 and herein incorporated by reference).
10.10	Amendment No. 3 to Master Repurchase Agreement, dated as of June 26, 2008 (previously filed as Exhibit 10.5 to the Company’s Form 8-K (File No. 001-33549), filed on July 2, 2008 and herein incorporated by reference).
10.11	Purchase and Sale Contract, dated as of May 14, 2008 (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33549), filed on May 20, 2008 and herein incorporated by reference).
10.12	Performance Share Award Agreement, dated as of May 12, 2008 (previously filed as Exhibit 10.4 to the Company’s Form 10-Q (File No. 001-33549), filed on November 14, 2008 and herein incorporated by reference).

Exhibit No.	Description

10.13	Restricted Stock Unit Agreement Under the 2007 Care Investment Trust Inc. Equity Plan, dated as of April 8, 2008 (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33549), filed on April 14, 2008 and herein incorporated by reference).
10.14	Form of Restricted Stock Unit Agreement Under the 2007 Care Investment Trust Inc. Equity Plan (previously filed as Exhibit 10.2 to the Company’s Form 8-K (File No. 001-33549), filed on April 14, 2008 and herein incorporated by reference).
10.15	Contribution and Purchase Agreement, dated as of December 31, 2007 (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33549), filed on January 4, 2008 and herein incorporated by reference).
10.16	Master Repurchase Agreement entered into by Care Investment Trust Inc. and two of its subsidiaries, Care QRS 2007 RE Holdings Corp. and Care Mezz QRS 2007 RE Holdings Corp., with Column Financial, Inc. (previously filed as Exhibit 10.1 to the Company’s Form 10-Q (File No. 001-33549), filed on November 14, 2007 and herein incorporated by reference).
10.17	Registration Rights Agreement (previously filed as Exhibit 10.1 to the Company’s Form 10-Q (File No. 001-33549), filed on August 14, 2007 and herein incorporated by reference).
10.18	Management Agreement (previously filed as Exhibit 10.2 to the Company’s Form 10-Q (File No. 001-33549), filed on August 14, 2007 and herein incorporated by reference).
10.19	Contribution Agreement (previously filed as Exhibit 10.3 to the Company’s Form 10-Q (File No. 001-33549), filed on August 14, 2007 and herein incorporated by reference).
10.20	Care Investment Trust Inc. Equity Plan (previously filed as Exhibit 10.4 to the Company’s Form 10-Q (File No. 001-33549), filed on August 14, 2007 and herein incorporated by reference).
10.21	Manager Equity Plan (previously filed as Exhibit 10.5 to the Company’s Form 10-Q (File No. 001-33549), filed on August 14, 2007 and herein incorporated by reference).
10.22	Form of Restricted Stock Agreement under Care Investment Trust Inc. Equity Plan (previously filed as Exhibit 10.5 to the Company’s Form S-11, as amended (File No. 333-141634), and herein incorporated by reference).
10.23	Form of Restricted Stock Agreement under Care Investment Trust Inc. Equity Plan (previously filed as Exhibit 10.6 to the Company’s Form S-11, as amended (File No. 333-141634), and herein incorporated by reference).
10.24	Form of Restricted Stock Agreement under Care Investment Trust Inc. Manager Equity Plan (previously filed as Exhibit 10.8 to the Company’s Form S-11, as amended (File No. 333-141634), and herein incorporated by reference).
10.25	Form of Indemnification Agreement entered into by the Registrant’s directors and officers (previously filed as Exhibit 10.9 to the Company’s Form S-11, as amended (File No. 333-141634), and herein incorporated by reference).
21.1	Subsidiaries of the Company.
23.1	Consent of Deloitte & Touche, dated as of March 16, 2009.
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Care Investment Trust Inc. and Subsidiaries
Schedule III — Real Estate and Accumulated Depreciation
December 31, 2008
(Dollars in thousands)

Real Estate:
Balance at December 31, 2007	$—
Additions during the year:
Land	5,020
Buildings and improvements	101,524

Balance at December 31, 2008	$106,544

Accumulated Depreciation:
Balance at December 31, 2007	$—
Additions during the year:
Additions charged to operating expenses	1,414

Balance at December 31, 2008	$1,414

Care Investment Trust Inc. and Subsidiaries
Schedule IV — Mortgage Loans on Real Estate
December 31, 2008
(Dollars in thousands)

Location			Carrying	Interest	Maturity
Property Type(a)	City	State	Amount	Rate	Date

SNF	Middle River	Maryland	$9,185	L+3.75%	03/31/11
SNF/ALF/IL	Various	Washington/Oregon	26,012	L+2.75%	10/04/11
SNF(d)/(e)	Various	Michigan	23,767	L+2.25%	03/26/12
SNF(d)/(e)	Various	Texas	6,540	L+3.00%	06/30/11
SNF(d)/(e)	Austin	Texas	4,604	L+3.00%	05/30/11
SNF(b)/(d)/(e)	Various	Virginia	27,401	L+2.50%	03/01/12
SNF/ICF(d)/(e)	Various	Illinois	29,045	L+3.00%	10/31/11
SNF(d)/(e)	San Antonio	Texas	8,412	L+3.50%	02/09/11
SNF/ALF(d)/(e)	Nacogdoches	Texas	9,696	L+3.15%	10/02/11
SNF/Sr.Appts/ALF(e)	Various	Texas/Louisiana	15,682	L+4.30%	02/01/11
ALF(e)	Daytona Beach	Florida	3,688	L+3.43%	08/11/11
SNF/IL(c)/(d)/(e)	Georgetown	Texas	5,980	L+3.00%	07/31/09
SNF	Aurora	Colorado	9,151	L+5.74%	08/04/10
SNF(e)	Various	Michigan	10,080	L+7.00%	02/19/10

Investment in loans, gross			189,243
Valuation allowance			(29,327)

Loans at lower of cost or market			$159,916

(a)	SNF refers to skilled nursing facilities; ALF refers to assisted living facilities; IL refers to independent living facilities; ICF refers to intermediate care facility; and Sr. Appts refers to senior living apartments.

(b)	Loan sold to Manager in February 2009 totaling $22,543. (See Note 5)

(c)	Borrower has the ability to extend the maturity date to 7/31/12 upon advanced written notice and subject to compliance with certain covenants stipulated in the loan agreement.

(d)	Pledged as collateral for borrowings under our warehouse line of credit. On March 9, 2009, Care repaid the outstanding borrowings on its warehouse line in full.

(e)	The mortgages are subject to various interest rate floors ranging from 6.00% to 11.5%.

Balance at December 31, 2007	$236,833
Additions:
New loans and advances on existing loans	10,864
Amortization of loan fees	380
Deductions:
Repayments	(54,245)
Amortization of premium	(1,927)
Lower of cost or market reserve	(29,327)
Loss on sale of loan to our Manager	(2,662)

Balance at December 31, 2008	$159,916

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Care Investment Trust Inc.

By:	/s/ Frank E. Plenskofski
Frank E. Plenskofski
Chief Financial Officer
and Treasurer

March 16, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ F. Scott Kellman F. Scott Kellman	President and Chief Executive Officer (Principal Executive Officer)	March 16, 2009

/s/ Frank E. Plenskofski Frank E. Plenskofski	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 16, 2009

/s/ Kirk E. Gorman Kirk E. Gorman	Chairman of the Board of Directors	March 16, 2009

/s/ Flint D. Besecker Flint D. Besecker	Vice Chairman of the Board of Directors	March 16, 2009

/s/ Gerald E. Bisbee, Jr. Gerald E. Bisbee, Jr.	Director	March 16, 2009

/s/ Alexandra Lebenthal Alexandra Lebenthal	Director	March 16, 2009

/s/ Karen P. Robards Karen P. Robards	Director	March 16, 2009

/s/ J. Rainer Twiford J. Rainer Twiford	Director	March 16, 2009

/s/ Steve Warden Steve Warden	Director	March 16, 2009

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Registrant (previously filed as Exhibit 3.1 to the Company’s Form 10-Q (File No. 001-33549), filed on August 14, 2007 and herein incorporated by reference.
3.2	Amended and Restated Bylaws of the Registrant (previously filed as Exhibit 3.2 to the Company’s Form 10-Q (File No. 001-33549), filed on August 14, 2007 and herein incorporated by reference).
4.1	Form of Certificate for Common Stock (previously filed as Exhibit 4.1 to the Company’s Form S-11, as amended (File No. 333-141634), and herein incorporated by reference).
10.1	Assignment Agreement, dated as of January 31, 2009 (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33549), filed on February 5, 2009 and herein incorporated by reference).
10.2	Amendment No. 4 to Master Repurchase Agreement, dated as of November 13, 2008 (previously filed as Exhibit 10.5 to the Company’s Form 10-Q (File No. 001-33549), filed on November 14, 2008 and herein incorporated by reference).
10.3	Amendment to Management Agreement, dated as of September 30, 2008 (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33549), filed on October 2, 2008 and herein incorporated by reference).
10.4	Warrant to Purchase Common Stock, dated as of September 30, 2008 (previously filed as Exhibit 10.2 to the Company’s Form 8-K (File No. 001-33549), filed on October 2, 2008 and herein incorporated by reference).
10.5	Mortgage Purchase Agreement, dated as of September 30, 2008 (previously filed as Exhibit 10.3 to the Company’s Form 8-K (File No. 001-33549), filed on October 2, 2008 and herein incorporated by reference).
10.6	Earn Out Agreement, dated as of June 26, 2008 (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33549), filed on July 2, 2008 and herein incorporated by reference).
10.7	Multifamily Note, dated as of June 26, 2008 (previously filed as Exhibit 10.2 to the Company’s Form 8-K (File No. 001-33549), filed on July 2, 2008 and herein incorporated by reference).
10.8	Exceptions to Non-Recourse Guaranty, dated as of June 26, 2008 (previously filed as Exhibit 10.3 to the Company’s Form 8-K (File No. 001-33549), filed on July 2, 2008 and herein incorporated by reference).
10.9	Master Lease Agreement, dated as of June 26, 2008 (previously filed as Exhibit 10.4 to the Company’s Form 8-K (File No. 001-33549), filed on July 2, 2008 and herein incorporated by reference).
10.10	Amendment No. 3 to Master Repurchase Agreement, dated as of June 26, 2008 (previously filed as Exhibit 10.5 to the Company’s Form 8-K (File No. 001-33549), filed on July 2, 2008 and herein incorporated by reference).
10.11	Purchase and Sale Contract, dated as of May 14, 2008 (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33549), filed on May 20, 2008 and herein incorporated by reference).
10.12	Performance Share Award Agreement, dated as of May 12, 2008 (previously filed as Exhibit 10.4 to the Company’s Form 10-Q (File No. 001-33549), filed on November 14, 2008 and herein incorporated by reference).
10.13	Restricted Stock Unit Agreement Under the 2007 Care Investment Trust Inc. Equity Plan, dated as of April 8, 2008 (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33549), filed on April 14, 2008 and herein incorporated by reference).
10.14	Form of Restricted Stock Unit Agreement Under the 2007 Care Investment Trust Inc. Equity Plan (previously filed as Exhibit 10.2 to the Company’s Form 8-K (File No. 001-33549), filed on April 14, 2008 and herein incorporated by reference).

Exhibit No.	Description

10.15	Contribution and Purchase Agreement, dated as of December 31, 2007 (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33549), filed on January 4, 2008 and herein incorporated by reference).
10.16	Master Repurchase Agreement entered into by Care Investment Trust Inc. and two of its subsidiaries, Care QRS 2007 RE Holdings Corp. and Care Mezz QRS 2007 RE Holdings Corp., with Column Financial, Inc. (previously filed as Exhibit 10.1 to the Company’s Form 10-Q (File No. 001-33549), filed on November 14, 2007 and herein incorporated by reference).
10.17	Registration Rights Agreement (previously filed as Exhibit 10.1 to the Company’s Form 10-Q (File No. 001-33549), filed on August 14, 2007 and herein incorporated by reference).
10.18	Management Agreement (previously filed as Exhibit 10.2 to the Company’s Form 10-Q (File No. 001-33549), filed on August 14, 2007 and herein incorporated by reference).
10.19	Contribution Agreement (previously filed as Exhibit 10.3 to the Company’s Form 10-Q (File No. 001-33549), filed on August 14, 2007 and herein incorporated by reference).
10.20	Care Investment Trust Inc. Equity Plan (previously filed as Exhibit 10.4 to the Company’s Form 10-Q (File No. 001-33549), filed on August 14, 2007 and herein incorporated by reference).
10.21	Manager Equity Plan (previously filed as Exhibit 10.5 to the Company’s Form 10-Q (File No. 001-33549), filed on August 14, 2007 and herein incorporated by reference).
10.22	Form of Restricted Stock Agreement under Care Investment Trust Inc. Equity Plan (previously filed as Exhibit 10.5 to the Company’s Form S-11, as amended (File No. 333-141634), and herein incorporated by reference).
10.23	Form of Restricted Stock Agreement under Care Investment Trust Inc. Equity Plan (previously filed as Exhibit 10.6 to the Company’s Form S-11, as amended (File No. 333-141634), and herein incorporated by reference).
10.24	Form of Restricted Stock Agreement under Care Investment Trust Inc. Manager Equity Plan (previously filed as Exhibit 10.8 to the Company’s Form S-11, as amended (File No. 333-141634), and herein incorporated by reference).
10.25	Form of Indemnification Agreement entered into by the Registrant’s directors and officers (previously filed as Exhibit 10.9 to the Company’s Form S-11, as amended (File No. 333-141634), and herein incorporated by reference).
21.1	Subsidiaries of the Company.
23.1	Consent of Deloitte & Touche, dated as of March 16, 2009.
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.