Form 10-Q
period 2009-03-31
Care Investment Trust Inc.
filed 2009-05-11
CIK 1393726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009

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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
      Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 under the Securities Exchange Act of 1934.
Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.
     As of May 6, 2009, there were 20,044,717 shares, par value $0.001, of the registrant’s common stock outstanding.

Part I — Financial Information
ITEM 1. Financial Statements
Care Investment Trust Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(dollars in thousands — except share and per share data)

	March 31, 2009	December 31,
	(Unaudited)	2008
Assets:
Real Estate:
Land	$5,020	$5,020
Buildings and improvements	101,524	101,524
Less: accumulated depreciation and amortization	(2,217)	(1,414)

Total real estate, net	104,327	105,130
Cash and cash equivalents	17,355	31,800
Loans held at LOCOM	138,253	159,916
Investments in partially-owned entities	63,654	64,890
Accrued interest receivable	885	1,045
Deferred financing costs, net of accumulated amortization of $1,025 and $432, respectively	810	1,402
Identified intangible assets — leases in place, net	4,222	4,295
Other assets	2,914	2,428

Total assets	$332,420	$370,906

Liabilities and Stockholders’ Equity
Liabilities:
Borrowings under warehouse line of credit	$—	$37,781
Mortgage notes payable	82,198	82,217
Accounts payable and accrued expenses	5,944	1,625
Accrued expenses payable to related party	865	3,793
Obligation to issue operating partnership units	1,778	3,045
Other liabilities	1,425	1,313

Total liabilities	92,210	129,774
Commitments and Contingencies (Note 12)
Stockholders’ Equity:
Common stock: $0.001 par value, 250,000,000 shares authorized, 21,030,983 and 21,021,359 shares issued, respectively and 20,030,983 and 20,021,359 shares outstanding, respectively	21	21
Treasury stock (1,000,000 shares)	(8,330)	(8,330)
Additional paid-in-capital	299,661	299,656
Accumulated deficit	(51,142)	(50,215)

Total Stockholders’ Equity	240,210	241,132

Total Liabilities and Stockholders’ Equity	$332,420	$370,906

See Notes to Condensed Consolidated Financial Statements.

Care Investment Trust Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(dollars in thousands — except share and per share data)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2009	2008
Revenue
Rental revenue	$3,172	$—
Income from investments in loans	2,874	4,687
Other income	96	147

Total revenue	6,142	4,834

Expenses
Management fees to related party	645	1,294
Marketing, general and administrative (including stock-based compensation of $5 and $187, respectively)	2,315	1,362
Depreciation and amortization	837	—
Adjustment to valuation allowance on loans held at LOCOM	(1,919)	—

Operating expenses	1,878	2,656

Loss from investments in partially-owned entities	941	1,108
Net unrealized (gain)/loss on derivative instruments	(1,269)	195
Realized gain on sale of loan to Manager	(22)	—
Interest expense including amortization and write-off of deferred financing costs	2,111	416

Net income	$2,503	$459

Income per share of common stock
Net income, basic and diluted	$0.12	$0.02

Basic and diluted weighted average common shares outstanding	20,030,662	20,875,070

See Notes to Condensed Consolidated Financial Statements.

Care Investment Trust Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)
(dollars in thousands, except share data)

			Treasury	Additional Paid	Accumulated
	Common Stock		Stock	in Capital	Deficit	Total
Balance at December 31, 2008	20,021,359	$21	$(8,330)	$299,656	$(50,215)	$241,132
Net income	—	—	—	—	2,503	2,503
Stock-based compensation fair value	—	—	—	(70)	—	(70)
Stock-based compensation to directors for services rendered	9,624	*	*	75	—	75
Dividends declared and paid on common stock	—	—	*	—	(3,430)	(3,430)

Balance at March 31, 2009	20,030,983	$21	$(8,330)	$299,661	$(51,142)	$240,210

*	Less than $500
See Notes to Condensed Consolidated Financial Statements.

Care Investment Trust Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	For the Three	For the Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2009	2008
Cash Flow From Operating Activities
Net income	$2,503	$459
Adjustments to reconcile net loss to net cash provided by operating activities:
Increase in deferred rent receivable	(636)	—
Loss from investments in partially-owned entities	941	1,108
Distribution of income from partially-owned entities	295	191
Amortization of loan premium paid on investment in loans	144	233
Amortization and write-off of deferred financing cost	592	69
Amortization of deferred loan fees	(112)	(82)
Stock-based non-employee compensation	5	187
Depreciation and amortization on real estate, including intangible assets	877	317
Net unrealized (gain)/loss on derivative instruments	(1,269)	195
Adjustment to valuation allowance on loans at LOCOM	(1,919)	—
Changes in operating assets and liabilities:
Accrued interest receivable	160	388
Other assets	149	(703)
Accounts payable and accrued expenses	4,319	(658)
Other liabilities including payable to related party	(2,816)	573

Net cash provided by operating activities	3,233	2,277
Cash Flow From Investing Activities
Sale of loan to Manager	22,549	—
Loan repayments	1,003	1,179
Loan investments	—	(10,696)
Investments in partially-owned entities	—	(116)
Investments in real estate	—	(2,970)

Net cash provided by (used in) investing activities	23,552	(12,603)
Cash Flow From Financing Activities
Borrowings under warehouse line of credit	—	13,601
Principal payments under warehouse line of credit	(37,781)	(105)
Principal payments under mortgage notes payable	(19)	—
Deferred financing costs	—	(26)
Dividends paid	(3,430)	(3,574)

Net cash (used in) provided by financing activities	(41,230)	9,896
Net decrease in cash and cash equivalents	(14,445)	(430)
Cash and cash equivalents, beginning of period	31,800	15,319

Cash and cash equivalents, end of period	$17,355	$14,889

See Notes to Condensed Consolidated Financial Statements.

Care Investment Trust Inc. and Subsidiaries — Notes to
Condensed Consolidated Financial Statements (Unaudited)
March 31, 2009
Note 1 — Organization
     Care Investment Trust Inc. (together with its subsidiaries, the “Company” or “Care” unless otherwise indicated or except where the context otherwise requires, “we”, “us” or “our”) is a real estate investment trust (“REIT”) with a geographically diverse portfolio of senior housing and healthcare-related assets in the United States. Care is externally managed and advised by CIT Healthcare LLC (“Manager”). As of March 31, 2009, this portfolio of assets consisted of real-estate and mortgage related assets for senior housing facilities, skilled nursing facilities, medical office properties and first mortgage liens on healthcare related assets. Our owned senior housing facilities are leased, under “triple-net” leases, which require the tenants to pay all property-related expenses.
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
Note 2 — Basis of Presentation
     The condensed consolidated balance sheet at March 31, 2009, the condensed consolidated statements of operations for the three months ended March 31, 2009 and March 31, 2008, the condensed consolidated statement of stockholders’ equity for the three months ended March 31, 2009 and the condensed consolidated statements of cash flows for the three months ended March 31, 2009 and March 31, 2008 are unaudited. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been made. The condensed consolidated balance sheet as of December 31, 2008 has been derived from the audited consolidated balance sheet as of that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the operating results for the full year.
     The Company has no items of other comprehensive income, and accordingly, net income or loss is equal to comprehensive income or loss for all periods presented.
Loans held at LOCOM
     Investments in loans amounted to $138.3 million at March 31, 2009. We account for our investment in loans in accordance with SFAS No. 65, Accounting for Certain Mortgage Banking Activities (“SFAS No. 65”). Under SFAS No. 65, loans expected to be held for the foreseeable future or to maturity should be held at amortized cost, and all other loans should be held at the lower of cost or market (LOCOM), measured on an individual basis. At December 31, 2008, in connection with our decision to reposition ourselves from a mortgage REIT to a traditional direct property ownership REIT (referred to as an equity REIT, see Notes 2 and 3, and 4 to the financial statements) and as a result of existing market conditions, we transferred our portfolio of mortgage loans to LOCOM because we are no longer certain that we will hold the portfolio of loans either until maturity or for the foreseeable future.
     Until December 31, 2008, we held our loans until maturity, and therefore the loans had been carried at amortized cost, net of unamortized loan fees, acquisition and origination costs, unless the loans were impaired.

Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”) — an amendment of ARB No. 51. SFAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS 160 is effective for the Company on January 1, 2009. The Company records its investments using the equity method and does not consolidate these joint ventures. As such, there is no impact upon adoption of SFAS 160 on its consolidated financial statements.
     In December 2007, the FASB issued SFAS 141R, Business Combinations (“SFAS 141R”). SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS 141R applies prospectively and is effective for business combinations made by the Company beginning January 1, 2009. As such, the adoption of SFAS 141R has no effect on its consolidated financial statements.
     On March 20, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), an amendment of FASB Statement No. 133 (“SFAS 133”). SFAS 161 provides for enhanced disclosures about how and why an entity uses derivatives and how and where those derivatives and related hedged items are reported in the entity’s financial statements. SFAS 161 also requires certain tabular formats for disclosing such information. SFAS 161 applies to all entities and all derivative instruments and related hedged items accounted for under SFAS 133. Among other things, SFAS 161 requires disclosures of an entity’s objectives and strategies for using derivatives by primary underlying risk and certain disclosures about the potential future collateral or cash requirements (that is, the effect on the entity’s liquidity) as a result of contingent credit-related features. SFAS 161 is effective for the Company on January 1, 2009. The Company adopted SFAS 161 and included disclosures in its consolidated financial statements addressing how and why the Company uses derivative instruments, how derivative instruments are accounted for and how derivative instruments affect the Company’s financial position, financial performance, and cash flows. (see Note 9)
Note 3 — Investments in Loans
     As of March 31, 2009 and December 31, 2008, our net investments in loans amounted to $138.3 million and $159.9 million, respectively. During the three months ended March 31, 2009, we received $1.0 million in principal repayments. Our investments include senior whole loans and participations secured primarily by real estate in the form of pledges of ownership interests, direct liens or other security interests. The investments are in various geographic markets in the United States. These investments are all variable rate at March 31, 2009, had a weighted average spread of 5.76% over one month LIBOR, and an average maturity of approximately 2.0 years. The effective yield on the portfolio for the quarter ended March 31, 2009 and the year ended December 31, 2008, was 6.29% and 6.20%, respectively. One month LIBOR was 0.51% at March 31, 2009.
March 31, 2009

Location			Cost	Interest	Maturity
Property Type (a)	City	State	Basis	Rate	Date

SNF	Middle River	Maryland	$9,075	L+3.75%	03/31/11
SNF/ALF/IL	Various	Washington/Oregon	25,949	L+2.75%	10/04/11
SNF (e)	Various	Michigan	23,668	L+2.25%	03/26/12
SNF (e)	Various	Texas	6,508	L+3.00%	06/30/11
SNF (e)	Austin	Texas	4,583	L+3.00%	05/30/11
SNF/ICF (e)/(f)	Various	Illinois	28,950	L+3.00%	10/31/11
SNF (e)	San Antonio	Texas	8,341	L+3.50%	02/09/11
SNF/ALF (e)	Nacogdoches	Texas	9,642	L+3.15%	10/02/11
SNF/Sr. Appts/ALF	Various	Texas/Louisiana	15,383	L+4.30%	02/01/11
ALF (e)	Daytona Beach	Florida	3,478	L+3.43%	08/11/11
SNF/IL (c)/(e)	Georgetown	Texas	5,967	L+3.00%	07/31/09
SNF	Aurora	Colorado	9,139	L+5.74%	08/04/10
SNF (e)	Various	Michigan	10,158	L+7.00%	02/19/10

Investment in loans, gross			160,841
Valuation allowance			(22,589)

Loans held at LOCOM			$138,253

December 31, 2008

Location			Cost	Interest	Maturity
Property Type (a)	City	State	Basis	Rate	Date

SNF	Middle River	Maryland	$9,185	L+3.75%	03/31/11
SNF/ALF/IL	Various	Washington/Oregon	26,012	L+2.75%	10/04/11
SNF (d)/(e)	Various	Michigan	23,767	L+2.25%	03/26/12
SNF (d)/(e)	Various	Texas	6,540	L+3.00%	06/30/11
SNF (d)/(e)	Austin	Texas	4,604	L+3.00%	05/30/11

Location			Cost	Interest	Maturity
Property Type (a)	City	State	Basis	Rate	Date

SNF (b)/(d)/(e)	Various	Virginia	27,401	L+2.50%	03/01/12
SNF/ICF (d)/(e)/(f)	Various	Illinois	29,045	L+3.00%	10/31/11
SNF (d)/(e)	San Antonio	Texas	8,412	L+3.50%	02/09/11
SNF/ALF (d)/(e)	Nacogdoches	Texas	9,696	L+3.15%	10/02/11
SNF/Sr. Appts/ALF	Various	Texas/Louisiana	15,682	L+4.30%	02/01/11
ALF (e)	Daytona Beach	Florida	3,688	L+3.43%	08/11/11
SNF/IL (c)/(d)/(e)	Georgetown	Texas	5,980	L+3.00%	07/31/09
SNF	Aurora	Colorado	9,151	L+5.74%	08/04/10
SNF (e)	Various	Michigan	10,080	L+7.00%	02/19/10

Investment in loans, gross			189,243
Valuation allowance			(29,327)

Loans held at LOCOM			$159,916

(a)	SNF refers to skilled nursing facilities; ALF refers to assisted living facilities; IL refers to independent living facilities; ICF refers to intermediate care facility; and Sr. Appts refers to senior living apartments.

(b)	Loan sold to Manager in February 2009 totaling $22,543 (see Note 4)

(c)	Borrower has the ability to extend the maturity date to 7/31/12 upon advanced written notice and subject to compliance with certain covenants stipulated in the loan agreement.

(d)	Pledged as collateral for borrowings under our warehouse line of credit.

(e)	The mortgages are subject to various interest rate floors ranging from 6.00% to 11.5%.

(f)	Borrower repaid the loan early, in April 2009 (see Note 14)
     All loans were paying in accordance with their terms as of March 31, 2009 and December 31, 2008 and we have no allowance for loan losses.
     Our mortgage portfolio (gross) at March 31, 2009 is diversified by property type and U.S. geographic region as follows:

	March 31, 2009
	Cost	% of
By Property Type	Basis	Portfolio
Skilled Nursing	$71,472	44.4%
Mixed-use(1)	85,891	53.4%
Assisted Living	3,478	2.2%

Total	$160,841	100%

	Cost	% of
By U.S. Geographic Region	Basis	Portfolio
Midwest	$62,776	39.0%
South	53,902	33.5%
Mid-Atlantic	9,075	5.7%
Northwest	25,949	16.1%
West	9,139	5.7%

	$160,841	100%

(1)	Mixed-use facilities refer to properties that provide care to different segments of the elderly population based on their needs, such as Assisted Living with Skilled Nursing capabilities.
     At March 31, 2009, our portfolio of seventeen mortgages was extended to thirteen borrowers with the largest exposure to any single borrower at 21.0% of the gross value of the portfolio. The gross value of four loans, each to different borrowers with exposures of more than 10% of the carrying value of the total portfolio, amounted to 55.2% of the portfolio. At December 31, 2008, the largest exposure to any single borrower was 20.9% of the portfolio gross value and five other loans, each to different borrowers each with exposures of more than 10% of the gross value of the total portfolio, amounted to 55.1% of the portfolio.

Note 4 — Sale of Investment in Loan Held for Sale
      Pursuant to the Agreement on February 3, 2009, we sold one loan with a net carrying amount of approximately $22.5 million as of December 31, 2008. Proceeds from the sale approximated the net carrying value of $22.5 million. The loan was sold under a Mortgage Repurchase Agreement (the “Agreement”) with our Manager, which was finalized in 2008 and provides us an option to sell loans from our investment portfolio to our Manager at the loan’s fair value on the sale date. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a discussion of the terms and conditions of the Agreement.
Note 5 — Investment in Partially-Owned Entities
     For the three months ended March 31, 2009 our equity in the loss of our Cambridge portfolio amounted to $1.2 million, which included $2.4 million attributable to our share of the depreciation and amortization expense associated with the Cambridge properties. The Company’s investment in the Cambridge entities was $56.9 million at March 31, 2009 and $58.1 million at December 31, 2008. We received the third and fourth quarter 2008 distributions of approximately $2.3 million in aggregate in April 2009.
     For the three months ended March 31, 2009, we recognized $0.3 million in equity income from our interest in SMC and received $0.3 million in distributions.
Note 6 —Warehouse Line of Credit
     On October 1, 2007, Care entered into a master repurchase agreement with Column Financial, Inc. (“Column”), an affiliate of Credit Suisse, one of the underwriters of Care’s initial public offering in June 2007. This type of lending arrangement is often referred to as a warehouse facility. The master repurchase agreement provided an initial line of credit of up to $300 million. On March 6, 2009, the Board authorized the repayment in full of the $37.8 million outstanding balance on the Column warehouse line of credit, and the line was paid off on March 9, 2009. In connection with the payoff, the Company wrote off approximately $0.5 million of deferred charges.
Note 7 — Borrowings under Mortgage Notes Payable
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
     On September 30, 2008 with the acquisition of the two additional properties from Bickford, the Company entered into an additional mortgage loan with Red Mortgage Capital, Inc. for $7.6 million. The terms of the mortgage require payments based on a fixed interest rate of 7.17%. Commencing on the first of November 2008 and every month thereafter, the mortgage loan requires a fixed monthly payment of approximately $52,000 for both principal and interest until the maturity in July 2015 when the then outstanding balance of $7.1 million is due and payable. The mortgage loan is collateralized by the properties.
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

      Transactions with our Manager during the three months ended March 31, 2009 and March 31, 2008 included:

•	Our expense recognition of $0.6 million and $1.3 million for the three months ended March, 31, 2009 and March 31, 2008, respectively, for the base management fee.

•	On February 3, 2009, the Company closed on the sale of a loan to our Manager for proceeds of $22.5 million.
     As of March 31, 2009 and December 31, 2008, we have a liability to our Manager of approximately $0.9 million and approximately $3.8 million, respectively.
     In addition, pursuant to SFAS 123R Share-Based Payment, we reversed approximately $0.1 million of expense during the quarter, related to the remeasurement of shares of restricted stock granted to our independent board members. (see Note 10)
Note 9 — Fair Value of Financial Instruments
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
     Investment in loans — the fair value of the portfolio is based on an internally developed model. Investing in healthcare-related commercial mortgage debt is transacted through an over-the-counter market with minimal pricing transparency. Loans are infrequently traded and market quotes are not widely available and disseminated. Our investments in variable rate loans bear interest at stated spreads to a floating base rate (one month LIBOR) and re-price monthly. The valuation model involves the use of estimates. The variables in the model include the expected life of the loans, a discount factor based on the expected market return for these assets, and the expected cash flows to be received from the portfolio determined on an asset by asset basis. At March 31, 2009, we valued our loans assuming a weighted average life of 2.0 years, and a yield of 15%. When loans are under contract for sale, they are valued at their net realizable value and are valued using a combination of level 1 and level 2 inputs.
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
     Cash interest paid during the first quarter of 2009 is approximately $1.5 million.
     The following table presents the Company’s financial instruments carried at fair value on the consolidated balance sheet as of March 31, 2009, by SFAS 157 hierarchy.

	Fair Value at March 31, 2009
($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment in loans	—	—	138.3	138.3

Liabilities
Obligation to issue operating partnership units(1)	$—	$—	$1.8	$1.8

(1)	At December 31, 2008, the fair value of our obligation to issue partnership units was $3.1 million and we recognized unrealized gain of $1.3 million on revaluation at March 31, 2009.

     The table below presents reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the 2009 first quarter. Level 3 instruments presented in the tables include a liability to issue operating partnership units, which are carried at fair value. These instruments were valued using models that, in management’s judgment, reflect the assumptions a marketplace participant would use at March 31, 2009:

	Level 3
	Instruments —
	Fair Value Measurements

	Obligation to	Investment
	issue	in Loans Held
	Partnership	At lower of cost
(dollars in millions)	Units	Or market
Balance, December 31, 2008	$(3.1)	$159.9
Sale of Loan to Manager		(22.5)
Change in principal balance from receipt of loan payments		(1.0)
Total unrealized gains included in income statement	1.3	1.9

Balance, March 31, 2009	$(1.8)	$138.3

Net change in unrealized gains from investments still held at March 31, 2009	$1.3	$1.9

     In addition to SFAS No. 157, SFAS 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the financial statements, for which it is practical to estimate that value. In cases where quoted market prices are not available, fair value is based upon the application of discount rates to estimated future cash flows based on market yields or other appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
     In addition to the amounts reflected in the financial statements at fair value as noted above, cash equivalents, accrued interest receivables, loan held for sale, accounts payable and accrued expenses, and other liabilities reasonably approximate their fair values due to the short maturities of these items.
     Management believes that the fair value of the mortgage notes payable of $74.6 million and $7.6 million that were incurred from the acquisitions of the Bickford properties on June 26, 2008 and September 30, 2008, respectively, is approximately $85.6 million.
     The Company is exposed to certain risks relating to its ongoing business. The primary risk managed by using derivative instruments is interest rate risk. Interest rate caps are entered into to manage interest rate risk associated with the Company’s borrowings.
     SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. The Company has not designated any of its derivatives as hedging instruments under SFAS No. 133. The Company’s financial statements included the following fair value amounts and gains and losses on derivative instruments (dollars in thousands).

	March 31,		December 31,
(dollars in thousands)	2009		2008
Derivatives not designated as	Balance		Balance
hedging instruments under	Sheet	Fair	Sheet	Fair
SFAS No. 133	Location	Value	Location	Value

Operating Partnership Units	Obligation to issue operating partnership units	$1,778	Obligation to issue operating partnership units	$3,045
Interest Rate Caps	Other assets	5	Other assets	7

Total Derivatives		$1,783		$3,052

		Amount of (Gain)/Loss
(dollars in thousands)		Recognized in Income on
Derivatives not designated as	Location of (Gain)/Loss	Derivative
hedging instruments under	Recognized in Income on	March 31,	March 31,
SFAS No. 133	Derivative	2009	2008
Operating Partnership Units	Unrealized (gain)/loss on derivative instruments	$(1,271)	$174

Interest Rate Caps	Unrealized (gain)/loss on derivative instruments	2	21

	Total	$(1,269)	$195

Note 10 — Stockholders’ Equity
     Our authorized capital stock consists of 100,000,000 shares of preferred stock, $0.001 par value and 250,000,000 shares of common stock, $0.001 par value. As of March 31, 2009, no shares of preferred stock were issued and outstanding and 21,030,983 shares and 20,030,983 shares of common stock were issued and outstanding, respectively.
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
     On May 12, 2008, the Committee approved two new long-term equity incentive programs under the Equity Plan. The first program is an annual performance-based RSU award program (the “RSU Award Program”), All RSUs granted under the RSU Award Program vest over four years. The second program is a three-year performance share plan (the “Performance Share Plan”).
     In connection with the initial adoption of the RSU Award Program, certain employees of the Manager were granted 68,308 RSUs on the adoption date with a fair value of $0.7 million. 9,242 of these shares were forfeited in 2009. Achievement of awards under the 2008 RSU Award Program was based upon the Company’s ability to meet both financial (AFFO per share) and strategic (shifting from a mortgage to an equity REIT) performance goals during 2008, as well as on the individual employee’s ability to meet individual performance goals. All of the Company’s executive officers received an award under the RSU Award Program, the actual amount of which will depend on the Company and individual performance in 2008. In accordance with the 2008 RSU Award Program 49,961 RSUs were granted on March 12, 2009. RSUs granted during 2008 and in connection with the 2008 RSU Award Program vest as follows:

2009	14,766
2010	27,257
2011	44,757
2012	44,757
2013	12,490
     As of March 31, 2009, 166,943 shares of our common stock and 167,282 RSUs had been granted pursuant to the Equity Plan and 365,775 shares remain available for future issuances. The Equity Plan will automatically expire on the 10th anniversary of the date it was adopted. Care’s Board of Directors may terminate, amend, modify or suspend the Equity Plan at any time, subject to stockholder approval in the case of amendments or modifications. Pursuant to SFAS No. 123R, we recorded $0.1 million of expense related to compensation and reversed $0.1 million of expense related to remeasurement of grants to fair value as of March 31, 2009. All of the shares issued under our equity plan are considered non-employee awards. Accordingly, the expense for each period is determined based on the fair value of each share or unit awarded over the required performance period.
     Shares Issued to Directors for Board Fees:
     On January 5, 2009, 9,624 shares of common stock with a fair value of approximately $75,000 were granted to our independent directors as part of their annual retainer. Each independent director receives an annual base retainer of $100,000, payable quarterly in arrears, of which 50% is paid in cash and 50% in common stock of Care. Shares granted as part of the annual retainer vest immediately and are included in general and administrative expense.
Note 11 — Income per Share (in thousands, except share and per share data)

	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008
Income per share, basic and diluted	$0.12	$0.02
Numerator
Net income	$2,503	$459
Denominator
Common Shares	20,030,662	20,875,070
     On December 2, 2008, the Company completed the repurchase of 1,000,000 shares of common stock from GoldenTree Asset Management LP. These shares are recorded as Treasury Stock in the Company’s Condensed Consolidated Financial Statements. The Company has not canceled these shares and also did not pay dividends on these shares.

Note 12 — Commitments and Contingencies
     Several of our investments in loans have commitment amounts in excess of the amount that we have funded to date on such loans. At March 31, 2009, Care was obligated to provide approximately $4.0 million in additional financing at the request of our borrowers, subject to the borrowers’ compliance with their respective loan agreements, and approximately $4.3 million in tenant improvements related to our purchase of the Cambridge properties.
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
     In addition, our Manager may be entitled to a termination fee, payable for non-renewal of the Management Agreement without cause, in an amount equal to three times the average annual base fee, as earned by our Manager during the two years immediately preceding the most recently completed calendar quarter prior to the date of termination, but no less than $15.4 million. No termination fee is payable if we terminate the Management Agreement for cause.
     On September 18, 2007, a class action complaint for violations of federal securities laws was filed in the United States District Court, Southern District of New York alleging that the Registration Statement relating to the initial public offering of shares of our common stock, filed on June 21, 2007, failed to disclose that certain of the assets in the contributed portfolio were materially impaired and overvalued and that Care was experiencing increasing difficulty in securing its warehouse financing lines. On January 18, 2008, the court entered an order appointing co-lead plaintiffs and co-lead counsel. On February 19, 2008, the co-lead plaintiffs filed an amended complaint citing additional evidentiary support for the allegations in the complaint. Care believes the complaint and allegations are without merit and intend to defend against the complaint and allegations vigorously. The Company filed a motion to dismiss the complaint on April 22, 2008. The plaintiffs filed an opposition to the Company’s motion to dismiss on July 9, 2008. On March 4, 2009, the court denied Care’s motion to dismiss. Care filed its answer on April 15, 2009, but cannot currently predict the outcome of this matter. To date, Care has incurred approximately $0.6 million to defend against this complaint. No provision for loss related to this matter has been accrued at March 31, 2009.
     Care is not presently involved in any other material litigation nor, to our knowledge, is any material litigation threatened against us or our investments, other than routine litigation arising in the ordinary course of business. Management believes the costs, if any, incurred by us related to litigation will not materially affect our financial position, operating results or liquidity.
Note 13 — Financial Instruments: Derivatives
     The fair value of our obligation to issue operating partnership units was $1.8 million and $3.1 million at March 31, 2009 and December 31, 2008, respectively, resulting in an unrealized first quarter 2009 gain of $1.3 million.
     On February 1, 2008, we entered into three interest rate caps on three loans pledged as collateral under our warehouse line of credit in order to increase the advance rates available on the pledged loans. These caps were terminated on April 20, 2009 for an amount equal to the remaining book value.
Note 14 — Subsequent Events
     On April 3, 2009, Care Investment Trust Inc. received prepayment of a loan obligation at par value and realized cash proceeds of approximately $29 million which was equal to the recorded amount of the loan bringing the Company's cash balance to approximately $48 million on that date.
     In April 2009, we received the third and fourth quarter 2008 distributions from Cambridge of approximately $2.3 million in aggregate.

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
Overview
     Care Investment Trust Inc. (all references to “Care”, “the Company”, “we”, “us”, and “our” means Care Investment Trust Inc. and its subsidiaries) is an externally-managed real estate investment trust (“REIT”) formed principally to invest in healthcare-related real estate and mortgage debt. Care was incorporated in Maryland in March 2007, and we completed our initial public offering on June 22, 2007. The Company was originally positioned as a healthcare REIT with an emphasis on making mortgage investments in healthcare-related properties, while also opportunistically targeting acquisitions of healthcare real estate. Care’s initial investment portfolio at the time of our initial public offering was entirely comprised of mortgage loans. In response to dislocations in the overall credit market, in particular the securitized financing markets, we redirected our focus in the latter part of 2007 to place greater emphasis on ownership of high quality healthcare real estate investments. Our shift in investment emphasis was prompted by the dislocations in the CDO (collateralized debt obligations) and CMBS (commercial mortgage-backed securities) markets, which have resulted in significant contraction of liquidity available in the marketplace and hindered our original intent to efficiently leverage our mortgage investments through securitized borrowings using our mortgage investments as collateral.
     As of March 31, 2009, we maintained a diversified investment portfolio of $306.3 million which was comprised of $63.7 million in real estate owned through unconsolidated joint ventures (21%), $104.3 million in wholly-owned real estate (34%) and $138.3 million in investments in loans held at the lower of cost or market (45%). Our current investments in healthcare real estate include medical office buildings and assisted and independent living and Alzheimer facilities. Our loan portfolio is primarily composed of first mortgages on skilled nursing facilities, assisted and independent living facilities, and mixed-use facilities.
     We utilize leverage in accordance with our investment guidelines in order to increase our overall returns. Our investment guidelines state that our leverage will generally not exceed 80% of the total value of our investments. Dislocations in the credit markets have resulted in significantly reduced availability of liquidity and have required Care to utilize less leverage, resulting in slower growth than planned. We cannot anticipate when credit markets will stabilize and the availability of liquidity increases. Our actual leverage will depend on our mix of investments and the cost and availability of leverage. Our charter and bylaws do not limit the amount of indebtedness we can incur, and our board of directors has discretion to deviate from or change investment guidelines at any time.
     As a REIT, we generally will not be subject to federal taxes on our REIT taxable income to the extent that we distribute our taxable income to stockholders and maintain our status as a qualified REIT.
     Care is externally managed and advised by CIT Healthcare LLC (the “Manager”). Our Manager is a healthcare finance company that offers a full-spectrum of financing solutions and related strategic advisory services to companies across the healthcare industry throughout the United States. Our Manager was formed in 2004 and is a wholly-owned subsidiary of CIT Group Inc. (“CIT”), a leading middle market global commercial finance and bank holding company that provides financial and advisory services.
Critical Accounting Policies
     A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2008 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no significant changes to those policies during the three month period ended March 31, 2009.
Results of Operations

Results for the three months ended March 31, 2009 and March 31, 2008
  Revenue
     We earned investment income on our portfolio of mortgage investments of approximately $2.9 million for the three month period ended March 31, 2009 as compared with $4.7 million for the three month period ended March 31, 2008, a decrease of approximately 39%. Our portfolio of mortgage investments are floating rate based upon LIBOR. The decrease in income related to this portfolio is primarily attributable to (i) the decrease in average LIBOR during the period and (ii) the loss of interest income from the sale of two loans from our mortgage portfolio during the fourth quarter of 2008 and first quarter of 2009. The average one month LIBOR during the three month period ended March 31, 2009 was 0.46% as compared with 3.31% for the comparative three month period ended March 31, 2008. Mitigating some of the decrease in LIBOR were interest rate floors which placed limits on how low the respective loans could reset. Our portfolio of mortgage investments are all variable rate instruments, and at March 31, 2009, had a weighted average spread of 5.76% over one month LIBOR, and an average maturity of approximately 2.0 years. The effective yield on the portfolio at the period ended March 31, 2009 was 6.29%. Interest income from the two loans sold totaled approximately $150,000 in the first quarter of 2009 as compared with approximately $660,000 in the first quarter of 2008.
     During the three months ended March 31, 2009, we recognized $3.2 million of rental revenue on the twelve properties acquired in the Bickford transaction on June 26, 2008 and the acquisition of two additional properties from Bickford on September 30, 2008. We had no wholly-owned real estate investments during the comparable period in 2008 and thus did not receive any rental revenue during that period.
   Expenses
     For the three months ended March 31, 2009, we recorded management fee expense payable to our Manager under our management agreement of approximately $0.6 million as compared with $1.3 million for the three month period ended March 31, 2008. The decrease in management fee expense is primarily attributable to the fee reduction in accordance with the renegotiated management agreement, effective August 1, 2008.
     Marketing, general and administrative expenses were approximately $2.3 million for the three months ended March 31, 2009 and consist of fees for professional services, insurance, general overhead costs for the Company and real estate taxes on our facilities as compared with $1.4 million for the comparative three month period ended March 31, 2008, an increase of $0.9 million. The increase is primarily for advisor fees in connection with the ongoing review of the Company's strategic direction. Included in our expenses is stock based non-employee compensation related to our issuance of restricted common stock to our Manager’s employees, some of whom are also Care officers or directors, and our independent directors. Pursuant to SFAS 123R, we recognized a reversal of expense of $0.1 million for the three month period ended March 31, 2009 related to remeasurement of stock grants as compared with $0.2 million for the three month period ended March 31, 2008. The reduction was the result of a decline in the Company’s stock price, which is a factor in the remeasurement of the stock-based awards. The balance of this compensation will be recognized over the remaining vesting period and the amount of the compensation adjusted to fair value at each measurement date pursuant to SFAS 123R. In addition, for each of the three month periods ended March 31, 2009 and March 31, 2008, we paid $0.1 million in stock-based compensation related to shares of our common stock earned by our independent directors as part of their compensation. Each independent director is paid a base retainer of $100,000, which is payable 50% in cash and 50% in stock. Payments are made quarterly in arrears. Shares of our common stock issued to our independent directors as part of their annual compensation vest immediately and are expensed by us accordingly.
     The management fees, expense reimbursements, and the relationship between our Manager and us are discussed further in Note 8.
  Loss from investments in partially-owned entities
     For the three months ended March 31, 2009, net loss from partially-owned entities amounted to $0.9 million, as compared with a loss of $1.1 million for the comparable quarter ended March 31, 2008, a decrease of $0.2 million. Our equity in the non-cash operating loss of the Cambridge properties for the quarter ended March 31, 2009 was $1.2 million, which included $2.4 million attributable to our share of the depreciation and amortization expenses associated with the Cambridge properties, partially offset by our share of equity income in SMC of $0.3 million.

  Unrealized gains on derivatives
     We recognized a $1.3 million unrealized gain on the fair value of our obligation to issue partnership units related to the Cambridge transaction as of March 31, 2009. We recorded an immaterial loss on the March 31, 2009 fair value remeasurement of our interest rate caps, which were terminated on April 20, 2009 for an amount equal to the remaining book value. (see Notes 9 and 13).
  Interest Expense
     We incurred interest expense of approximately $2.1 million for the quarter ended March 31, 2009, as compared with interest expense of $0.4 million for the comparable quarter ended March 31, 2008. Interest expense consisted of $0.7 million for interest and the write off of deferred financing charges related to the borrowings under and the termination of our warehouse line of credit and $1.4 million related to the interest payable on the mortgage debt which was incurred for the acquisition of 14 facilities from Bickford. The increase in interest expense is primarily attributable to interest expense of approximately $1.4 million on mortgage debt associated with the purchase of the Bickford facilities in June and September 2008.
Cash Flows
     Cash and cash equivalents were $17.4 million at March 31, 2009, as compared with $31.8 million at December 31, 2008 for a decrease of $14.4 million. Cash during the 2009 first quarter was generated from $23.6 million in proceeds from our investing activities and $3.2 million from operations, offset by $41.2 million used for financing activities during the quarter.
     Net cash provided by operating activities for the quarter ended March 31, 2009 amounted to $3.2 million as compared with $2.3 million in the 2008 first quarter. Net income before adjustments was $2.5 million. Equity in the operating results of, and distributions from, investments in partially-owned entities added $1.2 million. Non-cash charges for straight-line effects of lease revenue, adjustment to our valuation allowance on loans at LOCOM, amortization of loan premium, amortization and write-off of deferred financing costs, amortization of deferred loan fees, net unrealized gain on derivatives, and depreciation and amortization used $2.3 million. The net change in operating assets and liabilities contributed $1.8 million and consisted of a decrease in accrued interest receivable and other assets of $0.3 million and an increase in accounts payable and accrued expenses of $4.3 million, offset by a $2.8 million decrease in other liabilities including amounts due to a related party.
     Net cash provided by investing activities for the three months ended March 31, 2009 was $23.6 million as compared with a use of $12.6 million for the three months ended March 31, 2008, an increase of $36.2. The increase primarily related to the sale of a loan to our Manager for $22.5 million, loan principal repayments received of $1.0 million and no new investments during the quarter, as compared with new investments of approximately $13.8 million during the first quarter of 2008.
     Net cash used in financing activities for the three months ended March 31, 2009 was $41.2 million as compared with net cash provided by financing activities of $9.9 million for the three months ended March 31, 2008, a decrease of $51.1 million. The decrease consisted primarily of repayment of $37.8 million and subsequent termination of our warehouse line of credit. There were no material new borrowings during the quarter as compared with borrowings under the warehouse line of credit of approximately $13.6 million during the first quarter of 2008.
Liquidity and Capital Resources
     Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain loans and other investments, pay dividends and other general business needs. Our primary sources of liquidity are interest income earned on our portfolio of loans, rental income from our real estate properties, distributions from our joint ventures and interest income earned from our available cash balances. We also obtain liquidity from repayments of principal by our borrowers in connection with our loans. Lastly, as discussed further below, we have an agreement with our Manager to sell to our Manager certain of our loan assets under a Mortgage Purchase Agreement with our Manager, which we consider an additional potential source of liquidity.

     As of March 31, 2009, the Company had $17.4 million in cash and cash equivalents, including $1.4 million related to customer deposits maintained in an unrestricted account. Due to a loan repayment from one of our customers for approximately $29 million on April 3, 2009, we had approximately $46 million in cash and cash equivalents as of April 30, 2009.
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
     On September 30, 2008, we entered into a Mortgage Purchase Agreement (“MPA”) with our Manager in order to secure an additional source of liquidity. Pursuant to the MPA, the Company has the right, but not the obligation, to cause our Manager to purchase its mortgage assets (the “Mortgage Assets”) at their then-current fair market value, as determined by a third party appraiser. However, the MPA provides that in no event shall the Manager be obligated to purchase any Mortgage Asset if (a) the Manager has already purchased Mortgage Assets with an aggregate sale price of $125.0 million pursuant to the MPA or (b) the third-party appraiser determines that the fair market value of such Mortgage Asset is greater than 105% of the then outstanding principal balance of such Mortgage Asset. The Company may exercise its rights under the MPA with respect to any or all of the Mortgage Assets identified in the MPA at any time or from time to time until the MPA expires on September 30, 2009. There can be no assurance that we will be able to sell our loans to our Manager at attractive prices, or that our Manager will honor or be able to honor its commitment under the MPA.
     We expect that based upon anticipated loan prepayments and the cash flows from our investments along with the projected funding schedule of our commitments, we will have adequate liquidity to meet our funding obligations for the foreseeable future. Should loan prepayments not occur as we expect, or funding commitments be required earlier than we anticipate, we intend to rely on the Mortgage Purchase Agreement discussed below to meet any funding obligation, prior to its expiration in September 30, 2009.
     Pursuant to the MPA, we have sold two separate loans for total proceeds of $44.9 million. The sale of the first loan closed in November of 2008 for proceeds of $22.4 million and the second loan closed in February of 2009 for proceeds of $22.5 million. As a result of these sales under the MPA, $80.1 million remains available under the MPA, subject to the conditions of the MPA.
     Our ability to meet our long-term liquidity and capital resource requirements will be subject to obtaining additional debt financing or equity capital. We cannot anticipate when credit markets will stabilize and the availability of liquidity increases. Our actual leverage will depend on our mix of investments and the cost and availability of leverage. If we are unable to renew, replace or expand our sources of financing, it may have an adverse effect on our business, results of operations, and ability to make distributions to our stockholders. Any indebtedness we incur will likely be subject to continuing covenants and we will likely be required to make continuing representations and warranties about our company in connection with such debt. Our debt financing terms may require us to keep uninvested cash on hand, or to maintain a certain portion of our assets free of liens, each of which could serve to limit our borrowing ability. Moreover, our debt may be secured by our assets. If we default in the payment of interest or principal on any such debt, breach any representation or warranty in connection with any borrowings or violate any covenant in any loan document, our lender may accelerate the maturity of such debt requiring us to immediately repay all outstanding principal. If we are unable to make such payment, our lender could foreclose on our assets that are pledged as collateral to such lender. The lender could also sue us or initiate proceedings to attempt to force us into bankruptcy. Any such event would have a material adverse effect on our liquidity and the value of our common stock.
     To maintain our status as a REIT under the Internal Revenue Code, we must distribute annually at least 90% of our REIT taxable income. These distribution requirements limit our ability to retain earnings and thereby replenish or increase capital for operations. We believe that, if the credit markets return to more historically normal conditions, our capital resources and access to financing will provide us with financial flexibility at levels sufficient to meet current and anticipated capital requirements, including funding new investment opportunities, paying distributions to our stockholders and servicing our debt obligations.
Capitalization
     As of March 31, 2009, we had 20,030,983 shares of common stock outstanding, plus 1,000,000 treasury shares issued. (see Note 10)
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Market risk includes risks that arise from changes in interest rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risks to which we will be exposed are real estate and interest rate risks.

     We had approximately $17.4 million in cash and cash equivalents at March 31, 2009. To the extent that our cash exceeds our near term funding needs, we generally hold the excess cash in bank accounts as well as invest in interest-bearing financial instruments. We employ conservative policies and procedures to manage any risks with respect to investment exposure.
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
     Our operating results will depend in large part on differences between the income from assets in our owned real estate and mortgage portfolio and our borrowing costs. All of our loan assets are currently variable-rate instruments, the majority of which contain interest rate floors. As a result, if interest rates fall below the floor rates, the spread between the yield on our assets and our cost of funds will increase, which will generally increase our returns. Although we have not done so to date, we may enter into hedging transactions with respect to liabilities relating to fixed rate assets in the future. If we were to finance fixed rate assets with variable rate debt and the benchmark for our variable rate debt increased, our net income would decrease.
     At present, our portfolio of variable rate mortgage loans is funded by our equity as restrictive conditions in the securitized debt markets have not enabled us to leverage the portfolio as we originally intended. Accordingly, the income we earn on these loans is subject to variability in interest rates. At current investment levels, changes in interest rates at the magnitudes listed would have the following estimated effect on our gross annual income from investments in loans:

Increase/(decrease) in
income
from investments in loans
Increase/(decrease) in interest rate	(dollars in thousands)
(50) basis points	$(298)
Base interest rate	0
+100 basis points	595
+200 basis points	1,191
+300 basis points	1,851
     In the event of a significant rising interest rate environment and / or economic downturn, delinquencies and defaults could increase and result in credit losses to us, which could adversely affect our liquidity and operating results. Further, such delinquencies or defaults could have an adverse effect on the spreads between interest-earning assets and interest-bearing liabilities.
     Our original funding strategy involved leveraging our loan investments through borrowings, generally through the use of warehouse facilities, bank credit facilities, repurchase agreements, secured loans, securitizations, including the issuance of CDOs or CMBS, loans to entities in which we hold, directly or indirectly, interests in pools of assets, and other borrowings. In the short term we intend to utilize asset-specific debt to finance the acquisition of assets. Currently, the availability of liquidity through CDOs is limited due to investor concerns over dislocations in the debt markets, hedge fund losses, the large volume of unsuccessful leveraged loan syndications and related impact on the overall credit markets. These concerns have materially impacted liquidity in the debt markets, making financing terms for borrowers significantly less attractive. We cannot foresee when credit markets may stabilize and availability of liquidity increases.

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
     FFO and AFFO for the three months ended March 31, 2009 were as follows (in thousands, except per share data):

	For the three months ended
	March 31, 2009
	FFO	AFFO
Net Income	$2,503	$2,503
Add:
Depreciation and amortization from partially-owned entities	2,383	2,383
Depreciation and amortization on owned properties	837	837
Write-off of deferred financing costs	—	512
Adjustment to valuation allowance for loans carried at LOCOM	—	(1,919)

Stock-based compensation	—	5
Straight-line effect of lease revenue	—	(636)
Obligation to issue OP Units	—	(1,271)

Funds From Operations and Adjusted Funds From Operations	$5,723	$2,414

FFO and Adjusted FFO per share basic and diluted	$0.29	$0.12
Weighted average shares outstanding — basic and diluted	20,030,662	20,030,662

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
Changes in Internal Control over Financial Reporting
     There has been no change in our internal control over financial reporting during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
ITEM 1. Legal Proceedings
     On September 18, 2007, a class action complaint for violations of federal securities laws was filed in the United States District Court, Southern District of New York alleging that the Registration Statement relating the initial public offering of shares of our common stock, filed on June 21, 2007, failed to disclose that certain of the assets in the contributed portfolio were materially impaired and overvalued and that we were experiencing increasing difficulty in securing its warehouse financing lines. On January 18, 2008, the court entered an order appointing co-lead plaintiffs and co-lead counsel. On February 19, 2008, the co-lead plaintiffs filed an amended complaint citing additional evidentiary support for the allegations in the complaint. We believe the complaint and allegations are without merit and intend to defend against the complaint and allegations vigorously. We filed a motion to dismiss the complaint on April 22, 2008. The plaintiffs filed an opposition to our motion to dismiss on July 9, 2008, to which we filed our reply on September 10, 2008. On March 4, 2009, the court denied our motion to dismiss. Care filed its answer on April 15, 2009, but cannot currently predict the outcome of this matter. To date, we have incurred approximately $0.6 million to defend against this complaint. No provision for loss, if any, related to this matter has been accrued at December March 31, 2009.
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

Care Investment Trust Inc.
By:	/s/ Paul F. Hughes
Paul F. Hughes
Chief Financial Officer and Treasurer

May 11, 2009

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