Form 10-Q
period 2009-06-30
Care Investment Trust Inc.
filed 2009-08-10
CIK 1393726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly period ended June 30, 2009

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from          to
Commission File Number: 001-33549
Care Investment Trust Inc.
(Exact name of Registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	38-3754322 (IRS Employer Identification Number)
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
     As of August 7, 2009, there were 20,075,018 shares, par value $0.001, of the registrant’s common stock outstanding.

Part I — Financial Information

ITEM 1. Financial Statements
Care Investment Trust Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(dollars in thousands — except share and per share data)

	June 30, 2009	December 31,
	(Unaudited)	2008
Assets:
Real Estate:
Land	$5,020	$5,020
Buildings and improvements	101,000	101,524
Less: accumulated depreciation and amortization	(2,963)	(1,414)

Total real estate, net	103,057	105,130
Cash and cash equivalents	53,751	31,800
Loans held at LOCOM	101,199	159,916
Investments in partially-owned entities	60,842	64,890
Accrued interest receivable	557	1,045
Deferred financing costs, net of accumulated amortization of $1,058 and $432, respectively	777	1,402
Identified intangible assets — leases in place, net	4,636	4,295
Other assets	3,807	2,428

Total assets	$328,626	$370,906

Liabilities and Stockholders’ Equity
Liabilities:
Borrowings under warehouse line of credit	$—	$37,781
Mortgage notes payable	82,183	82,217
Accounts payable and accrued expenses	6,029	1,625
Accrued expenses payable to related party	1,137	3,793
Obligation to issue operating partnership units	1,519	3,045
Other liabilities	1,284	1,313

Total liabilities	92,152	129,774
Commitments and Contingencies (Note 12)
Stockholders’ Equity:
Common stock: $0.001 par value, 250,000,000 shares authorized, 21,061,224 and 21,021,359 shares issued, respectively and 20,060,600 and 20,021,359 shares outstanding, respectively	21	21
Treasury stock (1,000,624 shares)	(8,334)	(8,330)
Additional paid-in-capital	299,926	299,656
Accumulated deficit	(55,139)	(50,215)

Total Stockholders’ Equity	236,474	241,132

Total Liabilities and Stockholders’ Equity	$328,626	$370,906

See Notes to Condensed Consolidated Financial Statements.

Care Investment Trust Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(dollars in thousands — except share and per share data)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Revenue
Rental revenue	$3,170	$115	$6,342	$115
Income from investments in loans	1,820	3,468	4,654	8,155
Other income	84	208	180	356

Total revenue	5,074	3,791	11,176	8,626

Expenses
Management fees to related party	507	1,273	1,152	2,567
Marketing, general and administrative (including stock-based compensation of $190 and ($424) and $120 and ($237), respectively)	3,031	497	5,305	1,543
Depreciation and amortization	855	46	1,692	46
Loss on loan prepayment	—	—	—	317
Adjustment to valuation allowance on loans held at LOCOM	(1,247)	—	(3,167)	—

Operating expenses	3,146	1,816	4,982	4,473

Loss from investments in partially-owned entities	1,269	1,090	2,210	2,198
Net unrealized gain on derivative instruments	(259)	(240)	(1,525)	(45)
Realized gain on sale of loan to Manager	—	—	(22)	—
Interest expense including amortization and write-off of deferred financing costs	1,458	466	3,569	882

Net (loss)/income	$(540)	$659	$1,962	$1,118

Net (loss)/income per share of common stock
Net (loss)/income, basic and diluted	$(0.03)	$0.03	$0.10	$0.05

Basic and diluted weighted average common shares outstanding	20,052,583	20,880,990	20,041,683	20,877,998

See Notes to Condensed Consolidated Financial Statements.

Care Investment Trust Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)
(dollars in thousands, except share data)

	Commons Stock		Treasury	Additional Paid	Accumulated
	Shares	Par	Stock	in Capital	Deficit	Total
Balance at December 31, 2008	20,021,359	$21	$(8,330)	$299,656	$(50,215)	$241,132
Net income	—	—	—	—	1,962	1,962
Stock-based compensation fair value	16,507	—	—	120	—	120
Stock-based compensation to directors for services rendered	23,358	*	*	150	—	150
Treasury purchases	(624)		(4)			(4)
Dividends declared and paid on common stock	—	—	—	—	(6,886)	(6,886)

Balance at June 30, 2009	20,060,600	$21	$(8,334)	$299,926	$(55,139)	$236,474

*	Less than $500
See Notes to Condensed Consolidated Financial Statements.

Care Investment Trust Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	For the Six	For the Six
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2009	2008
Cash Flow From Operating Activities
Net income	$1,962	$1,118
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in deferred rent receivable	(1,273)	—
Loss from investments in partially-owned entities	2,210	2,198
Distribution of income from partially-owned entities	2,901	474
Amortization of loan premium paid on investment in loans	545	803
Amortization and write-off of deferred financing cost	625	141
Amortization of deferred loan fees	(121)	172
Stock-based non-employee compensation	270	(237)
Depreciation and amortization on real estate, including intangible assets	1,732	46
Net unrealized gain on derivative instruments	(1,525)	(45)
Loss on loan prepayment	—	317
Adjustment to valuation allowance on loans at LOCOM	(3,167)	—
Changes in operating assets and liabilities:
Accrued interest receivable	488	714
Other assets	(109)	(3,231)
Accounts payable and accrued expenses	4,404	(338)
Other liabilities including payable to related party	(2,685)	(573)

Net cash provided by operating activities	6,257	1,559
Cash Flow From Investing Activities
Sale of loan to Manager	22,549	—
Loan repayments	38,910	30,230
Loan investments	—	(10,715)
Investments in partially-owned entities	(1,063)	(152)
Investments in real estate	—	(100,800)

Net cash provided by (used in) investing activities	60,396	(81,437)
Cash Flow From Financing Activities
Borrowings under warehouse line of credit	—	13,601
Principal payments under warehouse line of credit	(37,781)	(331)
Borrowings under mortgage notes payable	—	74,589
Principal payments under mortgage notes payable	(35)	—
Deferred financing costs	—	(757)
Dividends paid	(6,886)	(7,160)

Net cash (used in) provided by financing activities	(44,702)	79,942
Net increase in cash and cash equivalents	21,951	64
Cash and cash equivalents, beginning of period	31,800	15,319

Cash and cash equivalents, end of period	$53,751	$15,383

See Notes to Condensed Consolidated Financial Statements.

Care Investment Trust Inc. and Subsidiaries — Notes to
Condensed Consolidated Financial Statements (Unaudited)
June 30, 2009
Note 1 — Organization
     Care Investment Trust Inc. (together with its subsidiaries, the “Company” or “Care” unless otherwise indicated or except where the context otherwise requires, “we”, “us” or “our”) is a real estate investment trust (“REIT”) with a geographically diverse portfolio of senior housing and healthcare-related assets in the United States. Care is externally managed and advised by CIT Healthcare LLC (“Manager”). As of June 30, 2009, Care’s portfolio of assets consisted of real estate and mortgage related assets for senior housing facilities, skilled nursing facilities, medical office properties and first mortgage liens on healthcare related assets. Our owned senior housing facilities are leased, under “triple-net” leases, which require the tenants to pay all property-related expenses.
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
Note 2 — Basis of Presentation
     The accompanying condensed financial statements are unaudited. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been made. The condensed consolidated balance sheet as of December 31, 2008 has been derived from the audited consolidated balance sheet as of that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the operating results for the full year.
     The Company has no items of other comprehensive income, and accordingly, net income or loss is equal to comprehensive income or loss for all periods presented.
Loans held at LOCOM
     Investments in loans amounted to $101.2 million at June 30, 2009 as compared with $159.9 million at December 31, 2008. We account for our investment in loans in accordance with SFAS No. 65, Accounting for Certain Mortgage Banking Activities (“SFAS No. 65”). Under SFAS No. 65, loans expected to be held for the foreseeable future or to maturity should be held at amortized cost, and all other loans should be held at the lower of cost or market (LOCOM), measured on an individual basis. At December 31, 2008, in connection with our decision to reposition ourselves from a mortgage REIT to a traditional direct property ownership REIT (referred to as an equity REIT, see Notes 2, 3, and 4 to the financial statements) and as a result of existing market conditions, we transferred our portfolio of mortgage loans to LOCOM because we are no longer certain that we will hold the portfolio of loans either until maturity or for the foreseeable future.
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
     On March 20, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), an amendment of FASB Statement No. 133 (“SFAS 133”). SFAS 161 provides for enhanced disclosures about how and why an entity uses derivatives and how and where those derivatives and related hedged items are reported in the entity’s financial statements. SFAS 161 also requires certain tabular formats for disclosing such information. SFAS 161 applies to all entities and all derivative instruments and related hedged items accounted for under SFAS 133. Among other things, SFAS 161 requires disclosures of an entity’s objectives and strategies for using derivatives by primary underlying risk and certain disclosures about the potential future collateral or cash requirements (that is, the effect on the entity’s liquidity) as a result of contingent credit-related features. SFAS 161 is effective for the Company on January 1, 2009. The Company adopted SFAS 161 in the first quarter of 2009 and included disclosures in its consolidated financial statements addressing how and why the Company uses derivative instruments, how derivative instruments are accounted for and how derivative instruments affect the Company’s financial position, financial performance, and cash flows. (See Note 9)
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1” and “APB 28-1”). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments and APB Opinion No. 28 Interim Financial Reporting by requiring an entity to provide qualitative and quantitative information on a quarterly basis about fair value estimates for any financial instruments not measured on the balance sheet at fair value. The Company adopted the disclosure requirements of FSP FAS 107-1 and APB 28-1 in the quarter ended June 30, 2009.
     In May 2009, the FASB issued SFAS 165, Subsequent Events (“SFAS 165”). SFAS 165 introduces the concept of financial statements being available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure is meant to alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS 165 is effective for interim periods ending after June 15, 2009. The Company adopted SFAS 165 in the 2009 second quarter. The Company evaluates subsequent events as of the date of issuance of its financial statements and considers the impact of all events that have taken place to that date in its disclosures and financials statements when reporting on the Company’s financial position and results of operations. The Company has evaluated subsequent events through the filing date of this report and has determined that no other events need to be disclosed.
In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (“SFAS No. 166”), which amends the derecognition guidance in SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, eliminates the concept of a “qualifying special-purpose entity” (“QSPE”) and requires more information about transfers of financial assets, including securitization transactions as well as a company’s continuing exposure to the risks related to transferred financial assets. SFAS No. 166 is effective for financial asset transfers made by the company beginning of January 1, 2010 and early adoption is prohibited. Management is currently evaluating the impact of the adoption of SFAS No. 166 on our consolidated financial statements.
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which amends the consolidation guidance applicable to variable interest entities (VIEs). The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities—an interpretation of ARB No. 51, and changes the way entities account for securitizations and special purpose entities as a result of the elimination of the QSPE concept in SFAS No.166. SFAS No. 167 is effective for the Company January 1, 2010 and early adoption is prohibited. Management is currently evaluating the impact on our consolidated financial statements of adopting SFAS No. 167.

Note 3 — Investments in Loans
     As of June 30, 2009 and December 31, 2008, our net investments in loans amounted to $101.2 million and $159.9 million, respectively. During the three and six months ended June 30, 2009, we received $0.9 million and $2.0 million in principal repayments, respectively as compared with $1.9 million and $3.0 million received during the three and six months ended June 30, 2008, respectively. Our investments include senior whole loans and participations secured primarily by real estate in the form of pledges of ownership interests, direct liens or other security interests. The investments are in various geographic markets in the United States. These investments are all variable rate at June 30, 2009, had a weighted average spread of 5.64% over one month LIBOR, and an average maturity of approximately 2.0 years. At December 31, 2008 the investments in loans had a weighted average spread of 5.76% over one month LIBOR and have an average maturity of 2.1 years. The effective yield on the portfolio for the quarter ended June 30, 2009 and the year ended December 31, 2008, was 5.95% and 6.20%, respectively. One month LIBOR was 0.31% at June 30, 2009 and 0.45% at December 31, 2008.
June 30, 2009

Location			Cost	Interest	Maturity
Property Type (a)	City	State	Basis	Rate	Date

SNF	Middle River	Maryland	$9,020	L+3.75%	3/31/2011
SNF / ALF / IL	Various	Washington / Oregon	25,594	L+2.75%	10/4/2011
SNF (e)	Various	Michigan	23,568	L+4.25%	3/26/2012
SNF (e)	Various	Texas	6,476	L+3.00%	6/30/2011
SNF (e)	Austin	Texas	4,561	L+3.00%	5/30/2011
SNF / ALF (e)	Nacogdoches	Texas	9,587	L+3.15%	10/2/2011
SNF / Sr. Appts / ALF	Various	Texas / Louisiana	15,017	L+4.30%	2/1/2011
ALF (e)	Daytona Beach	Florida	3,469	L+3.43%	8/11/2011
SNF / IL (c)/(e)	Georgetown	Texas	5,919	L+3.00%	7/31/2012
SNF	Aurora	Colorado	9,125	L+5.74%	8/4/2010
SNF (e)	Various	Michigan	10,165	L+7.00%	2/19/2010

Investment in loans, gross			$122,501
Valuation allowance			(21,302)

Loans Held at LOCOM			$101,199

December 31, 2008

Location			Cost	Interest	Maturity
Property Type (a)	City	State	Basis	Rate	Date
SNF	Middle River	Maryland	$9,185	L+3.75%	03/31/11
SNF/ALF/IL	Various	Washington/Oregon	26,012	L+2.75%	10/04/11
SNF (d)/(e)	Various	Michigan	23,767	L+2.25%	03/26/12
SNF (d)/(e)	Various	Texas	6,540	L+3.00%	06/30/11
SNF (d)/(e)	Austin	Texas	4,604	L+3.00%	05/30/11
SNF (b)/(d)/(e)	Various	Virginia	27,401	L+2.50%	03/01/12
SNF/ICF (d)/(e)/(f)	Various	Illinois	29,045	L+3.00%	10/31/11
SNF (d)/(e)	San Antonio	Texas	8,412	L+3.50%	02/09/11
SNF/ALF (d)/(e)	Nacogdoches	Texas	9,696	L+3.15%	10/02/11
SNF/Sr. Appts/ALF	Various	Texas/Louisiana	15,682	L+4.30%	02/01/11
ALF (e)	Daytona Beach	Florida	3,688	L+3.43%	08/11/11
SNF/IL (c)/(d)/(e)	Georgetown	Texas	5,980	L+3.00%	07/31/09
SNF	Aurora	Colorado	9,151	L+5.74%	08/04/10
SNF (e)	Various	Michigan	10,080	L+7.00%	02/19/10

Investment in loans, gross			189,243
Valuation allowance			(29,327)

Loans held at LOCOM			$159,916

(a)
SNF refers to skilled nursing facilities; ALF refers to assisted living facilities; IL refers to independent living facilities; ICF refers to intermediate care facility; and Sr. Appts refers to senior living apartments.

(b)	Loan sold to Manager in February 2009 totaling $22,543. (see Note 4)

(c)	Borrower had the ability to extend the maturity date to July 31, 2012 and exercised the right to do so in the second quarter of 2009.

(d)	Pledged as collateral for borrowings under our warehouse line of credit as of December 31, 2008.

(e)	The mortgages are subject to various interest rate floors ranging from 6.00% to 11.5%.

(f)	Loan prepaid in April 2009 with a cost basis of $29.0 million.
     Our mortgage portfolio (gross) at June 30, 2009 is diversified by property type and U.S. geographic region as follows:

	June 30, 2009
	Cost	% of
By Property Type	Basis	Portfolio
Skilled Nursing	$62,915	51.4%
Mixed-use(1)	56,117	45.8%
Assisted Living	3,469	2.8%

Total	$122,501	100%

	Cost	% of
By U.S. Geographic Region	Basis	Portfolio
Midwest	$33,733	27.5%
South	45,029	36.8%
Mid-Atlantic	9,020	7.4%
Northwest	25,594	20.9%
West	9,125	7.4%

	$122,501	100%

(1)	Mixed-use facilities refer to properties that provide care to different segments of the elderly population based on their needs, such as Assisted Living with Skilled Nursing capabilities.
     For the six months ended June 30, 2009, the Company received proceeds of $37.5 million related to the prepayment of balances related to two mortgage loans. See Note 9 for a roll forward of the investment in loans held at fair value from December 31, 2008 to June 30, 2009.
     At June 30, 2009, our portfolio of fourteen mortgages was extended to eleven borrowers with the largest exposure to any single borrower at 27.5% of the gross value of the portfolio. The gross value of three loans, each to different borrowers with exposures of more than 10% of the carrying value of the total portfolio, amounted to 60.7% of the portfolio. At December 31, 2008, the largest exposure to any single borrower was 20.9% of the portfolio gross value and five other loans, each to different borrowers each with exposures of more than 10% of the gross value of the total portfolio, amounted to 55.1% of the portfolio.
Note 4 — Sale of Investment in Loan Held for Sale
     On February 3, 2009, we sold one loan with a net carrying amount of approximately $22.5 million as of December 31, 2008. Proceeds from the sale approximated the net carrying value of $22.5 million. The loan was sold under the Mortgage Purchase Agreement (the “Agreement”) with our Manager, which was finalized in 2008 and provides us an option to sell loans from our investment portfolio to our Manager at the loan’s fair value on the sale date. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a discussion of the terms and conditions of the Agreement.

Note 5 — Investment in Partially-Owned Entities
     For the three and six months ended June 30, 2009 the net loss in our equity interest related to the Cambridge Holdings, Inc. (“Cambridge”) portfolio amounted to $1.6 million and $2.8 million, respectively. This included $2.4 million and $4.8 million, respectively, attributable to our share of the depreciation and amortization expense associated with the Cambridge properties. The Company’s investment in the Cambridge entities was $54.1 million at June 30, 2009 and $58.1 million at December 31, 2008. We received the third and fourth quarter 2008 distributions of approximately $2.3 million in aggregate in April 2009 and we received the first quarter 2009 distribution of approximately $1.3 million in July 2009.
     For the three and six months ended June 30, 2009, we recognized $0.3 million and $0.6 million, respectively, in equity income from our interest in Senior Management Concepts, LLC (“SMC”) and received $0.3 million and $0.6 million, respectively, in distributions.
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
Note 7 — Borrowings under Mortgage Notes Payable
     On June 26, 2008, in connection with the acquisition of the twelve properties from Bickford Senior Living Group LLC (“Bickford”), the Company entered into a mortgage loan with Red Mortgage Capital, Inc. for $74.6 million. The terms of the mortgage require interest-only payments at a fixed interest rate of 6.845% for the first twelve months. Commencing on the first anniversary and every month thereafter, the mortgage loan requires a fixed monthly payment of $0.5 million for both principal and interest until the maturity in July 2015 when the then outstanding balance of $69.6 million is due and payable. The mortgage loan is collateralized by the properties.
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

     Transactions with our Manager during the three and six months ended June 30, 2009 and June 30, 2008 include:
•
Our expense recognition of $0.5 million and $1.3 million for the three months ended June 30, 2009 and June 30, 2008, respectively and $1.2 million and $2.6 million for the six months ended June 30, 2009 and June 30, 2008, respectively, for the base management fee.

•	On February 3, 2009, the Company closed on the sale of a loan to our Manager for proceeds of $22.5 million.
     As of June 30, 2009 and December 31, 2008, we have a liability to our Manager, primarily for the reimbursement of expenses, of approximately $1.1 million and approximately $3.8 million, respectively.
          Our Manager is a wholly owned subsidiary of CIT Group Inc. CIT Group announced on July 20, 2009 that its ability to continue as a going concern is dependent on a number of factors, including (i) the successful completion of a cash tender offer for its outstanding floating rate notes due August 17, 2009, (ii) obtaining sufficient financing from third party sources to continue operations and (iii) successfully implementing certain operational restructuring actions and improvements. If CIT Group is unsuccessful in this regard, it may be forced to seek relief under the U.S. Bankruptcy Code.
     Care does not have any employees. Our officers are employees of our Manager and its affiliates. Care does not have any separate facilities and are completely reliant on our Manager, which has significant discretion as to the implementation of our operating policies and strategies. We depend on the diligence, skill and network of business contacts of our Manager. Our executive officers and the other employees of our Manager and its affiliates source, evaluate, negotiate, structure, close, service and monitor our investments. CIT Group’s current financial situation may detract from our Manager’s ability to meet its obligations to us under the management agreement, and the departure of a significant number of the professionals of our Manager or its affiliates brought on by CIT Group’s current financial situation could have a material adverse effect on our performance.
     We recorded approximately $0.2 million of expense during the 2009 second quarter, related to the remeasurement of shares of restricted stock granted to our independent board members. (see Note 10)
Note 9 — Fair Value of Financial Instruments
     The Company has established processes for determining fair values and fair value is based on quoted market prices, where available. If listed prices or quotes are not available, then fair value is based upon internally developed models that primarily use inputs that are market-based or independently-sourced market parameters.
     A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of valuation hierarchy are defined as follows:
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
     Investment in loans — the fair value of the portfolio is based on an internally developed model. Investing in healthcare-related commercial mortgage debt is transacted through an over-the-counter market with minimal pricing transparency. Loans are infrequently traded and market quotes are not widely available and disseminated. Our investments in variable rate loans bear interest at stated spreads to a floating base rate (one month LIBOR) and re-price monthly. The valuation model involves the use of estimates. The variables in the model include the expected life of the loans, a discount factor based on the expected market return for these assets, and the expected cash flows to be received from the portfolio determined on an asset by asset basis. The Company also gives consideration to the credit worthiness of the borrowers in determining the fair value of the portfolio. At June 30, 2009, we valued our loans assuming a weighted average life of 2.0 years, and a yield of 15%. When loans are under contract for sale, they are valued at their net realizable value and are valued using a combination of level 1 and level 2 inputs and for loans which are not under contract for sale, they are valued using level 3 inputs.
     Obligation to issue operating partnership units — the fair value of our obligation to issue operating partnership units is based on an internally developed valuation model, as quoted market prices are not available nor are quoted prices for similar liabilities. Our model involves the use of management estimates as well as some Level 2 inputs. The variables in the model include the estimated release dates of the shares out of escrow, based on the expected performance of the underlying properties, a discount factor of approximately 16%, and the market price and expected dividend of Care’s common shares at each measurement date.
     Cash interest paid during the six months ended June 30, 2009 is approximately $2.9 million.
     The following table presents the Company’s financial instruments carried at fair value on the consolidated balance sheet as of June 30, 2009:

	Fair Value at June 30, 2009
(dollars in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment in loans	$—	$—	$101.2	$101.2

Liabilities
Obligation to issue operating partnership units(1)	$—	$—	$1.5	$1.5

(1)
At December 31, 2008, the fair value of our obligation to issue partnership units was approximately $3.0 million and we recognized an unrealized gain of $1.5 million on revaluation as of June 30, 2009.

     The table below presents reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2009. Level 3 instruments presented in the tables include a liability to issue operating partnership units, which are carried at fair value. These instruments were valued using models that, in management’s judgment, reflect the assumptions a marketplace participant would use at June 30, 2009:

	Level 3
	Instruments —
	Fair Value Measurements
	Obligation to	Investment
	issue	in Loans Held
	Partnership	At Lower of Cost
(dollars in millions)	Units	or Market
Balance, December 31, 2008	$(3.0)	$159.9
Sale of Loan to Manager		(22.5)
Loan prepayments		(37.5)
Change in principal balance from receipt of loan payments		(1.9)
Total unrealized gains included in income statement	1.5	3.2

Balance, June 30, 2009	$(1.5)	$101.2

Net change in unrealized gains from investments still held at June 30, 2009	$1.5	$3.2

     In addition we are required to disclose fair value information about financial instruments, whether or not recognized in the financial statements, for which it is practical to estimate that value. In cases where quoted market prices are not available, fair value is based upon the application of discount rates to estimated future cash flows based on market yields or other appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
     In addition to the amounts reflected in the financial statements at fair value as noted above, cash equivalents, accrued interest receivable, and accounts payable and accrued expenses reasonably approximate their fair values due to the short maturities of these items.
     Management believes that the fair value of the mortgage notes payable of $74.6 million and $7.6 million that were incurred from the acquisitions of the Bickford properties on June 26, 2008 and September 30, 2008, respectively, is approximately $85.5 million as of June 30, 2009.
     The Company is exposed to certain risks relating to its ongoing business. The primary risk managed by using derivative instruments is interest rate risk. Interest rate caps are entered into to manage interest rate risk associated with the Company’s borrowings. The company has no existing interest rate caps as of June 30, 2009.

     We are required to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. The Company has not designated any of its derivatives as hedging instruments. The Company’s financial statements included the following fair value amounts and gains and losses on derivative instruments (dollars in thousands):

	June 30,		December 31,
	2009		2008
	Balance	Balance	Balance
Derivatives not designated as	Sheet	Fair	Sheet	Fair
hedging instruments	Location	Value	Location	Value
Operating Partnership Units	Obligation to issue operating partnership units	$(1,519)	Obligation to issue operating partnership units	$(3,045)
Interest Rate Caps		—	Other assets	7

Total Derivatives		$(1,519)		$(3,038)

		Amount of (Gain)/Loss
		Recognized in Income on
	Location of (Gain)/Loss	Derivative Six Months Ended
Derivatives not designated as	Recognized in Income on	June 30,	June 30,
hedging instruments	Derivative	2009	2008
Operating Partnership Units	Unrealized(gain)/loss on derivative instruments	$(1,527)	$—

Interest Rate Caps	Unrealized(gain)/loss on derivative instruments	2	(45)

	Total	$(1,525)	$(45)

Note 10 — Stockholders’ Equity
     Our authorized capital stock consists of 100,000,000 shares of preferred stock, $0.001 par value and 250,000,000 shares of common stock, $0.001 par value. As of June 30, 2009, no shares of preferred stock were issued and outstanding and 21,061,224 shares and 20,060,600 shares of common stock were issued and outstanding, respectively.
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
     On May 12, 2008, the Committee approved two new long-term equity incentive programs under the Equity Plan. The first program is an annual performance-based RSU award program (the “RSU Award Program”). All RSUs granted under the RSU Award Program vest over four years. The second program is a three-year performance share plan (the “Performance Share Plan”).
     In connection with the initial adoption of the RSU Award Program, certain employees of the Manager and its affiliates were granted 68,308 RSUs on the adoption date with a fair value of $0.7 million. 9,242 of these shares were forfeited in 2009. 14,763 of these shares vested in May 2009. Achievement of awards under the 2008 RSU Award Program was based upon the Company’s ability to meet both financial (AFFO per share) and strategic (shifting from a mortgage to an equity REIT) performance goals during 2008, as well as on the individual employee’s ability to meet individual performance goals. In accordance with the 2008 RSU Award Program 49,961 RSUs and 30,333 RSUs were granted on March 12, 2009 and May 7, 2009, respectively. RSUs granted during 2008 and in connection with the 2008 RSU Award Program vest as follows:

2010	34,840
2011	52,340
2012	52,343
2013	20,074

     As of June 30, 2009, 180,677 shares of our common stock and 197,615 RSUs had been granted pursuant to the Equity Plan and 331,708 shares remain available for future issuances. The Equity Plan will automatically expire on the 10th anniversary of the date it was adopted. Care’s Board of Directors may terminate, amend, modify or suspend the Equity Plan at any time, subject to stockholder approval in the case of amendments or modifications. We recorded $0.2 million of expense related to compensation and $0.2 million of expense related to remeasurement of grants to fair value for the six months ended June 30, 2009. All of the shares issued under our Equity Plan are considered non-employee awards. Accordingly, the expense for each period is determined based on the fair value of each share or unit awarded over the required performance period.
     Shares Issued to Directors for Board Fees:
     On January 5, 2009 and April 3, 2009, respectively, 9,624 and 13,734 shares of common stock with an aggregate fair value of approximately $150,000 were granted to our independent directors as part of their annual retainer. Each independent director receives an annual base retainer of $100,000, payable quarterly in arrears, of which 50% is paid in cash and 50% in common stock of Care. Shares granted as part of the annual retainer vest immediately and are included in general and administrative expense.
Note 11 — Income per Share (in thousands, except share and per share data)

	Three Months	Three Months
	Ended	Ended
	June 30, 2009	June 30, 2008
(Loss)/Income per share, basic and diluted	$(0.03)	$0.03
Numerator
Net (loss)/income	$(540)	$659
Denominator
Common Shares	20,052,583	20,880,990

	Six Months	Six Months
	Ended	Ended
	June 30, 2009	June 30, 2008
Income per share, basic and diluted	$0.10	$0.05
Numerator
Net income	$1,962	$1,118
Denominator
Common Shares	20,041,683	20,877,998
     On December 2, 2008, the Company completed the repurchase of 1,000,000 shares of common stock from GoldenTree Asset Management LP. These shares are recorded as Treasury Stock in the Company’s condensed consolidated financial statements. The Company does not pay dividends on treasury shares.
Note 12 — Commitments and Contingencies
     Several of our investments in loans have commitment amounts in excess of the amount that we have funded to date on such loans. At June 30, 2009, Care was obligated to provide approximately $3.6 million in additional financing at the request of our borrowers, subject to the borrowers’ compliance with their respective loan agreements, and approximately $3.3 million in tenant improvements related to our purchase of the Cambridge properties.
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
     On September 18, 2007, a class action complaint for violations of federal securities laws was filed in the United States District Court, Southern District of New York alleging that the Registration Statement relating to the initial public offering of shares of our common stock, filed on June 21, 2007, failed to disclose that certain of the assets in the contributed portfolio were materially impaired and overvalued and that Care was experiencing increasing difficulty in securing our warehouse financing lines. On January 18, 2008, the court entered an order appointing co-lead plaintiffs and co-lead counsel. On February 19, 2008, the co-lead plaintiffs filed an amended complaint citing additional evidentiary support for the allegations in the complaint. Care believes the complaint and allegations are without merit and intend to defend against the complaint and allegations vigorously. The Company filed a motion to dismiss the complaint on April 22, 2008. The plaintiffs filed an opposition to the Company’s motion to dismiss on July 9, 2008. On March 4, 2009, the court denied Care’s motion to dismiss. Care filed its answer on April 15, 2009. At a conference held on May 15, 2009, the Court ordered the parties to make a joint submission (the “Joint Statement”) setting forth: (i) the specific statements that Plaintiffs claim are false and misleading; (ii) the facts on which Plaintiffs rely as showing each alleged misstatement was false and misleading; and (iii) the facts on which Defendants rely as showing those statements were true. The parties filed the Joint Statement on June 3, 2009. On July 31, 2009, the parties entered into a stipulation that narrowed the scope of the proceeding to the single issue of the warehouse financing disclosure in the Registration Statement. To date, Care has incurred approximately $0.8 million to defend against this complaint. No provision for loss related to this matter has been accrued at June 30, 2009.
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
Note 13 — Financial Instruments: Derivatives
     The fair value of our obligation to issue operating partnership units was $1.5 million and $3.0 million at June 30, 2009 and December 31, 2008, respectively, resulting in an unrealized gain of $1.5 million in the six months of 2009.
     On February 1, 2008, we entered into three interest rate caps on three loans pledged as collateral under our warehouse line of credit in order to increase the advance rates available on the pledged loans. These caps were terminated on April 20, 2009 for an amount equal to the remaining book value.
Note 14 — Subsequent Events
     In July 2009, we received the first quarter 2009 distributions from Cambridge of approximately $1.3 million.

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
     As of June 30, 2009, we maintained a diversified investment portfolio of $265.1 million which was comprised of $60.8 million in real estate owned through unconsolidated joint ventures (23%), $103.1 million in wholly-owned real estate (39%) and $101.2 million in investments in loans held at the lower of cost or market (38%). Our current investments in healthcare real estate include medical office buildings and assisted and independent living and Alzheimer facilities. Our loan portfolio is primarily composed of first mortgages on skilled nursing facilities, assisted and independent living facilities, and mixed-use facilities.
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
     Care is externally managed and advised by CIT Healthcare LLC (the “Manager”). Our Manager is a healthcare finance company that offers a full-spectrum of financing solutions and related strategic advisory services to companies across the healthcare industry throughout the United States. Our Manager was formed in 2004 and is a wholly owned subsidiary of CIT Group Inc. (“CIT”). CIT announced on July 20, 2009 that its ability to continue as a going concern is dependent on a number of factors, including (i) the successful completion of a cash tender offer for its outstanding floating rate notes due August 17, 2009, (ii) obtaining sufficient financing from third party sources to continue operations and (iii) successfully implementing certain operational restructuring actions and improvements. If CIT Group is unsuccessful in this regard, it may be forced to seek relief under the U.S. Bankruptcy Code.
Critical Accounting Policies
     A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2008 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no significant changes to those policies during the three and six months ended June 30, 2009.
Results of Operations
Results for the three months ended June 30, 2009
Revenue
     During the three months ended June 30, 2009, we recognized $3.2 million of rental revenue on the twelve properties acquired in the Bickford transaction on June 26, 2008 and the acquisition of two additional properties from Bickford on September 30, 2008, as compared with $0.1 million during the comparable quarter ended June 30, 2008. The increase in revenue was the result of recognizing a full quarter of rental revenue during the three months ended June 30, 2009 as compared to a partial quarter of revenue during the comparable period in 2008.
     We earned investment income on our portfolio of mortgage investments of approximately $1.8 million for the three months ended June 30, 2009 as compared with $3.5 million for the comparable period ended June 30, 2008, a decrease of approximately 48%. Our portfolio of mortgage investments are floating rate based upon LIBOR. The decrease in income related to this portfolio is primarily attributable to (i) the decrease in average LIBOR during the period and (ii) the loss of interest income from (a) the prepayment of two loans from our mortgage portfolio during the second quarter of 2009 and (b) the sale of two loans from our mortgage portfolio during the fourth quarter of 2008 and first quarter of 2009. The average one month LIBOR during the three months ended June 30, 2009 was 0.37% as compared with 2.60% for the comparative three month period ended June 30, 2008. Mitigating some of the decrease in LIBOR were interest rate floors which placed limits on how low the respective loans could reset. Our portfolio of mortgage investments are all variable rate instruments, and at June 30, 2009, had a weighted average spread of 5.64% over one month LIBOR, with an effective yield of 5.95% and an average maturity of approximately 2.0 years. The effective yield on the portfolio for the three months ended June 30, 2008 was 6.92%.
Expenses
     For the three months ended June 30, 2009, we recorded management fee expense payable to our Manager under our Management Agreement of approximately $0.5 million as compared with $1.3 million for the three months ended June 30, 2008. The decrease in management fee expense is primarily attributable to the fee reduction in accordance with the renegotiated Management Agreement, effective August 1, 2008.
     Marketing, general and administrative expenses were approximately $3.0 million for the quarter ended June 30, 2009 and consist of fees for professional services, insurance, general overhead costs for the Company and real estate taxes on our facilities as compared with $0.5 million for the comparative three months ended June 30, 2008, an increase of $2.5 million. The increase is primarily for fees for professional services in connection with the ongoing review of the Company’s strategic direction. Included in our expenses is stock based non-employee compensation related to our issuance of restricted common stock to our Manager’s employees, some of whom are also Care officers or directors, and our independent directors. We recognized an expense of $0.2 million for the three months ended June 30, 2009 related to remeasurement of stock grants as compared with a reversal of expense of $0.4 million for the three months ended June 30, 2008. The increase was the result of the impact of additional share issuances and vesting, offset by a decline in the Company’s stock price, which is a factor in the remeasurement of the stock-based awards. The balance of this compensation will be recognized over the remaining vesting period and the amount of the compensation adjusted to fair value at each measurement date. In addition, for each of the three months ended June 30, 2009 and June 30, 2008, we paid $0.1 million in stock-based compensation related to shares of our common stock earned by our independent directors as part of their compensation. Each independent director is paid a base retainer of

$100,000, which is payable 50% in cash and 50% in stock. Payments are made quarterly in arrears. Shares of our common stock issued to our independent directors as part of their annual compensation vest immediately and are expensed by us accordingly.
     The management fees, expense reimbursements, and the relationship between our Manager and us are discussed further in Note 8.
Loss from investments in partially-owned entities
     For the three months ended June 30, 2009, net loss from partially-owned entities amounted to $1.3 million, as compared with a loss of $1.1 million for the comparable quarter ended June 30, 2008, an increase of $0.2 million. Our equity in the non-cash operating loss of the Cambridge properties for the quarter ended June 30, 2009 was $1.6 million, which included $2.4 million attributable to our share of the depreciation and amortization expenses associated with the Cambridge properties, partially offset by our share of equity income in SMC of $0.3 million.
Unrealized gains on derivatives
     We recognized a $0.3 million unrealized gain on the fair value of our obligation to issue partnership units related to the Cambridge transaction for the three months ended June 30, 2009 as compared to an unrealized gain of $0.3 million for the comparable period ended June 30, 2008. For the three months ended June 30, 2008, an unrealized gain of $44,000 was recorded on the fair value of the Company’s interest rate caps, which were terminated on April 20, 2009 for an amount equal to the remaining book value. (see Notes 9 and 13).
Interest Expense
     We incurred interest expense of approximately $1.5 million for the quarter ended June 30, 2009, as compared with interest expense of $0.5 million for the comparable quarter ended June 30, 2008. Interest expense related to the interest payable on the mortgage debt which was incurred for the acquisition of 14 facilities from Bickford. The increase in interest expense is primarily attributable to the impact of recognizing a full quarter of interest expense during the quarter ended June 30, 2009, as compared to a partial quarter of interest expense during the comparable period in 2008.
Results for the six months ended June 30, 2009
     Revenue
     During the six months ended June 30, 2009, we recognized $6.3 million of rental revenue on the twelve properties acquired in the Bickford transaction on June 26, 2008 and the acquisition of two additional properties from Bickford on September 30, 2008, as compared with $0.1 million during the comparable quarter ended June 30, 2008. The increase in revenue was the result of recognizing two full quarters of rental revenue during the six months ended June 30, 2009 as compared to a partial quarter of revenue during the comparable period in 2008.
     We earned investment income on our portfolio of mortgage investments of approximately $4.7 million for the six months ended June 30, 2009 as compared to $8.2 million for the comparable period in 2008. The decrease in income related to this portfolio is primarily attributable to (i) the decrease in average LIBOR during the period and (ii) the loss of interest income from (a) the prepayment of two loans from our mortgage portfolio during the second quarter of 2009 and (b) the sale of two loans from our mortgage portfolio during the fourth quarter of 2008 and first quarter of 2009. Our portfolio of mortgage investments are all variable rate instruments, and at June 30, 2009, had a weighted average spread of 5.64% over one month LIBOR, with an effective yield of 5.95% and an average maturity of approximately 2.0 years. The effective yield on the portfolio for the six months ended June 30, 2008 was 6.92%.
     Other income for the six months ended June 30, 2009 reflects $0.2 million in extension and other fees as well as interest earned on invested cash balances as compared with $0.4 million for the comparable period in 2008.
Expenses
     For the six months ended June 30, 2009, we recorded management fee expense payable to our Manager under our Management Agreement of approximately $1.2 million consisting of the Base Management Fee payable to our Manager under our Management Agreement as compared to $2.6 million for the six months ended June 30, 2008. The decrease in management fee expense is primarily attributable to the fee reduction in accordance with the renegotiated Management Agreement, effective August 1, 2008.
     Marketing, general and administrative expenses were approximately $5.3 million for the six months ended June 30, 2009 and consist of fees for professional services, insurance, general overhead costs for the Company and real estate taxes on our facilities as compared with $1.5 million for the comparative six months ended June 30, 2008, an increase of $3.8 million. The increase is primarily for advisor and professional fees in connection with the ongoing review of the Company’s strategic direction. Included in our expenses is stock based non-employee compensation related to our issuance of shares of restricted common stock to our Manager’s employees, some of whom are also Care officers or directors, and our independent directors. We recognized $0.1 million in expense for the six months ended June 30, 2009 related to these stock grants as compared to a reversal of expense of $0.2 million for the comparable period in 2008. The increase was the result of the impact of additional share issuances and vesting, offset by a decline in the Company’s stock price, which is a factor in the remeasurement of the stock-based awards. The balance of this compensation will be recognized over the remaining vesting period and the amount of the compensation adjusted to fair value at each measurement date. In addition, for each of the six months ended June 30, 2009 and June 30, 2008, we paid $0.2 million in stock-based compensation related to shares of our common stock earned by our independent directors as part of their compensation. Each independent director is paid a base retainer of $100,000, which is payable 50% in cash and 50% in stock. Payments are made quarterly in arrears. Shares of our common stock issued to our independent directors as part of their annual compensation vest immediately and are expensed by us accordingly.
     The management fees, expense reimbursements, and the relationship between our Manager and us are discussed further in Note 8.
Loss from investments in partially-owned entities
     For the six months ended June 30, 2009, net loss from partially-owned entities amounted to $2.2 million as compared to a net loss of $2.2 million for the six months ended June 30, 2008. Our equity in the non-cash operating loss of the Cambridge properties for the six months ended June 30, 2009 was $2.8 million, which included $4.8 million attributable to our share of the depreciation and amortization expenses associated with the Cambridge properties, partially offset by our share of equity income in SMC of $0.6 million.
Unrealized gains on derivatives
     We recognized a $1.5 million unrealized gain on the fair value of our obligation to issue partnership units related to the Cambridge transaction during the six months ended June 30, 2009 as compared to an unrealized gain of $45,000 for the comparable period ended June 30, 2008. For the six months ended June 30, 2008, an unrealized gain of $45,000 was recorded on the fair value of the Company’s interest rate caps, which were terminated on April 20, 2009 for an amount equal to the remaining book. (see Notes 9 and 13).
Interest Expense
     We incurred interest expense of approximately $3.6 million for the six months ended June 30, 2009, as compared with interest expense of $0.9 million for the comparable quarter ended June 30, 2008. The increase in interest expense is primarily attributable to recognizing two full quarters of interest expense on the debt incurred to finance the acquisition of the twelve properties acquired in the Bickford transaction on June 26, 2008 as compared to a partial quarter of interest expense recognized during the comparable period in 2008.
Cash Flows
     Cash and cash equivalents were $53.8 million at June 30, 2009, as compared with $15.4 million at June 30, 2008 for an increase of $38.4 million. Cash during the first six months of 2009 was generated from $60.4 million in proceeds from our investing activities and $6.3 million from operations, offset by $44.7 million used for financing activities during the quarter.
     Net cash provided by operating activities for the six months ended June 30, 2009 amounted to $6.3 million as compared with $1.6 million for the six months ended June 30, 2008. Net income before adjustments was $2.0 million. Equity in the operating results of, and distributions from, investments in partially-owned entities added $5.1 million. Non-cash charges for straight-line effects of lease revenue, adjustment to our valuation allowance on loans at LOCOM, amortization of loan premium, amortization and write-off of deferred financing costs, amortization of deferred loan fees, stock-based compensation, net unrealized gain on derivatives, and depreciation and amortization used $2.9 million. The net change in operating assets and liabilities contributed $2.1 million and consisted of an increase in accrued interest receivable and other assets of $0.4 million and an increase in accounts payable and accrued expenses of $4.4 million, offset by a $2.7 million decrease in other liabilities including amounts due to a related party.

     Net cash provided by investing activities for the six months ended June 30, 2009 was $60.4 million as compared with a use of $81.4 million for the six months ended June 30, 2008, an increase of $141.8 million. The increase primarily related to the sale of a loan to our Manager for $22.5 million, loan repayments received of $38.9 million and investments in partially-owned entities of $1.1 million during the first six months of 2009, as compared with loan repayments received of $30.2 million and new investments of approximately $111.7 million during the first six months of 2008, which consisted of investments in real estate of $100.8 million, investments in partially-owned entities of $0.1 million and loan investments of $10.7 million.
     Net cash used in financing activities for the six months ended June 30, 2009 was $44.7 million as compared with net cash provided by financing activities of $79.9 million for the six months ended June 30, 2008, a decrease of $124.6 million. The decrease consisted primarily of repayment of $37.8 million and subsequent termination of our warehouse line of credit as well as no material new borrowings during the first six months of 2009 as compared with borrowings under the warehouse line of credit of approximately $13.6 million during the first six months of 2008 and borrowings of $74.6 million to finance the acquisition of the 12 properties acquired in the Bickford transaction.
Liquidity and Capital Resources
     Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain loans and other investments, pay dividends and other general business needs. Our primary sources of liquidity are interest income earned on our portfolio of loans, rental income from our real estate properties, distributions from our joint ventures and interest income earned from our available cash balances. We also obtain liquidity from repayments of principal by our borrowers in connection with our loans. Lastly, as discussed further below, we have the ability to sell to our Manager certain of our loan assets under the Mortgage Purchase Agreement (the “MPA”) until the MPA expires on September 30, 2009.
     As of June 30, 2009, the Company had $53.8 million in cash and cash equivalents, including $1.3 million related to customer deposits. Due to the payment of our dividend for the first quarter of 2009 in the amount of $3.4 million, we had approximately $53.0 million in cash and cash equivalents as of July 31, 2009.
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
     On September 30, 2008, we entered into the MPA with our Manager in order to secure an additional source of liquidity. Pursuant to the MPA, the Company has the right, but not the obligation, to cause our Manager to purchase its mortgage assets (the “Mortgage Assets”) at their then-current fair market value, as determined by a third-party appraiser. However, the MPA provides that in no event shall the Manager be obligated to purchase any Mortgage Asset if (a) the Manager has already purchased Mortgage Assets with an aggregate sale price of $125.0 million pursuant to the MPA or (b) the third-party appraiser determines that the fair market value of such Mortgage Asset is greater than 105% of the then outstanding principal balance of such Mortgage Asset. Pursuant to the MPA, we have sold two separate loans for total proceeds of $44.9 million. As a result of these previous sales, we have the ability to sell an additional $80.1 million in Mortgage Assets under the MPA, subject to the conditions of the MPA, until it expires on September 30, 2009.
     Our Manager is a wholly owned subsidiary of CIT Group Inc. CIT Group announced on July 20, 2009 that its ability to continue as a going concern is dependent on a number of factors, including (i) the successful completion of a cash tender offer for its outstanding floating rate notes due August 17, 2009, (ii) obtaining sufficient financing from third party sources to continue operations and (iii) successfully implementing certain operational restructuring actions and improvements. If CIT Group is unsuccessful in this regard, it may be forced to seek relief under the U.S. Bankruptcy Code. Given CIT Group’s financial situation, there can be no assurance that our Manager will be able to meet its commitment to us to purchase the Mortgage Assets that we may elect to sell to our Manager pursuant to the MPA. In addition, even if we are able to sell our Mortgage Assets to our Manager, there can be no assurance that we will be able to sell such Mortgage Assets to our Manager at attractive prices. See “Part II — Other Information; Item 1A. Risk Factors” below.
     We expect that based upon anticipated loan prepayments and the cash flows from our investments along with the projected funding schedule of our commitments, we will have adequate liquidity to meet our funding obligations for the foreseeable future.

     Our ability to meet our long-term liquidity and capital resource requirements will be subject to obtaining additional debt financing or equity capital. We cannot anticipate when credit markets will stabilize and the availability of liquidity increases. Our actual leverage will depend on our mix of investments and the cost and availability of leverage. If we are unable to expand our sources of financing, it may have an adverse effect on our business, results of operations, and ability to make distributions to our stockholders.
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
Capitalization
     As of June 30, 2009, we had 20,060,600 shares of common stock outstanding, plus 1,000,624 treasury shares issued. (see Note 10)
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Market risk includes risks that arise from changes in interest rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risks to which we will be exposed are real estate and interest rate risks.
     We had approximately $53.8 million in cash and cash equivalents at June 30, 2009. To the extent that our cash exceeds our near term funding needs, we generally hold the excess cash in bank accounts as well as invest in interest-bearing financial instruments. We employ conservative policies and procedures to manage any risks with respect to investment exposure.
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

Increase/(decrease) in
income
from investments in loans
Increase/(decrease) in interest rate	(dollars in thousands)
(30) basis points	$(177)
(20) basis points	(118)
Base interest rate	0
+100 basis points	588
+200 basis points	1,177
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
     FFO and AFFO for the three and six months ended June 30, 2009 were as follows (in thousands, except per share data):

	For the three months ended
	June 30, 2009
	FFO	AFFO
Net Loss	$(540)	$(540)
Add:
Depreciation and amortization from partially-owned entities	2,396	2,396
Depreciation and amortization on owned properties	855	855
Adjustment to valuation allowance for loans carried at LOCOM	—	(1,247)
Stock-based compensation	—	265
Straight-line effect of lease revenue	—	(637)
Obligation to issue OP Units	—	(259)
Funds From Operations and Adjusted Funds From Operations	$2,711	$833

FFO and Adjusted FFO per share basic and diluted	$0.14	$0.04
Weighted average shares outstanding — basic and diluted	20,052,583	20,052,583

	For the six months ended
	June 30, 2009
	FFO	AFFO
Net Income	$1,962	$1,962
Add:
Depreciation and amortization from partially-owned entities	4,779	4,779
Depreciation and amortization on owned properties	1,692	1,692
Adjustment to valuation allowance for loans carried at LOCOM	—	(3,167)
Stock-based compensation	—	270
Straight-line effect of lease revenue	—	(1,273)
Obligation to issue OP Units	—	(1,527)
Write-off of deferred financing costs	—	512

Funds From Operations and Adjusted Funds From Operations	$8,433	$3,248
FFO and Adjusted FFO per share basic and diluted	$0.42	$0.16
Weighted average shares outstanding — basic and diluted	20,041,683	20,041,683

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
Changes in Internal Control over Financial Reporting
     There has been no change in our internal control over financial reporting during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

ITEM 1.	Legal Proceedings
     On September 18, 2007, a class action complaint for violations of federal securities laws was filed in the United States District Court, Southern District of New York alleging that the Registration Statement relating to the initial public offering of shares of our common stock, filed on June 21, 2007, failed to disclose that certain of the assets in the contributed portfolio were materially impaired and overvalued and that we were experiencing increasing difficulty in securing our warehouse financing lines. On January 18, 2008, the court entered an order appointing co-lead plaintiffs and co-lead counsel. On February 19, 2008, the co-lead plaintiffs filed an amended complaint citing additional evidentiary support for the allegations in the complaint. We believe the complaint and allegations are without merit and intend to defend against the complaint and allegations vigorously. We filed a motion to dismiss the complaint on April 22, 2008. The plaintiffs filed an opposition to our motion to dismiss on July 9, 2008, to which we filed our reply on September 10, 2008. On March 4, 2009, the court denied our motion to dismiss. Care filed its answer on April 15, 2009. At a conference held on May 15, 2009, the Court ordered the parties to make a joint submission (the “Joint Statement”) setting forth: (i) the specific statements that Plaintiffs claim are false and misleading; (ii) the facts on which Plaintiffs rely as showing each alleged misstatement was false and misleading; and (iii) the facts on which Defendants rely as showing those statements were true. The parties filed the Joint Statement on June 3, 2009. On July 31, 2009, the parties entered into a stipulation that narrowed the scope of the proceeding to the single issue of the warehouse financing disclosure in the Registration Statement. To date, we have incurred approximately $0.8 million to defend against this complaint. No provision for loss, if any, related to this matter has been accrued at June 30, 2009.
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
     CIT Group’s Financial Situation May Adversely Impact Our Company
     Our Manager is a wholly owned subsidiary of CIT Group Inc. CIT Group announced on July 20, 2009 that its ability to continue as a going concern is dependent on a number of factors, including (i) the successful completion of a cash tender offer for its outstanding floating rate notes due August 17, 2009, (ii) obtaining sufficient financing from third party sources to continue operations and (iii) successfully implementing certain operational restructuring actions and improvements. If CIT Group is unsuccessful in this regard, it may be forced to seek relief under the U.S. Bankruptcy Code.
     Care does not have any employees. Our officers are employees of our Manager and its affiliates. We do not have any separate facilities and are completely reliant on our Manager, which has significant discretion as to the implementation of our operating policies and strategies. We depend on the diligence, skill and network of business contacts of our Manager. Our executive officers and the other employees of our Manager and its affiliates source, evaluate, negotiate, structure, close, service and monitor our investments. CIT Group’s current financial situation may detract from our Manager’s ability to meet its obligations to us under the management agreement, and the departure of a significant number of the professionals of our Manager or its affiliates brought on by CIT Group’s current financial situation could have a material adverse effect on our performance. In addition, if CIT Group were to seek relief under the U.S. Bankruptcy Code, some or all of our past or future transactions with CIT Group, including those relating to our Mortgage Purchase Agreement or our Management Agreement with our Manager, may be challenged, and any successful challenges could have a material adverse effect on our results of operation, liquidity and financial condition.

ITEM 4.	Submission of Matters to a Vote of Security Holders
     Our 2009 Annual Meeting of Stockholders (the “Annual Meeting”) was held on June 9, 2009
     Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Exchange Act. There were no solicitations in opposition to management’s nominees for the Board of Directors as listed in our proxy statement or to any other proposals contained in the proxy statement. All such nominees were elected and all such other proposals were approved by our stockholders.
     At the Annual Meeting, stockholders voted on the election of seven directors for the ensuing year. The number of votes cast for and withheld from each nominee for director is set forth below:

Nominee	For	Withheld
Kirk E. Gorman	19,664,254	2,458
Flint D. Besecker	19,664,454	2,258
Gerald E. Bisbee, Jr., Ph.D.	19,582,690	84,022
Alexandra Lebenthal	19,614,490	52,222
Steven N. Warden	19,664,454	2,258
Karen P. Robards	19,663,604	3,108
J. Rainer Twiford	19,664,254	2,458
     At the Annual Meeting, stockholders also voted on a proposal to ratify the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for fiscal year 2009. The number of votes cast for and against this proposal and the number of abstentions and broker non-votes are set forth below:

		Abstentions and
For	Against	Broker Non-Votes
19,665,512	1,000	200
ITEM 6. Exhibits
     Except as indicated by an asterisk (*), the following exhibits are filed herewith as part of this Form 10-Q.

(a) Exhibits

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Care Investment Trust Inc.

By:	/s/ Paul F. Hughes
Paul F. Hughes
Chief Financial Officer and Treasurer

August 10, 2009
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