Form 10-Q
period 2009-09-30
Care Investment Trust Inc.
filed 2009-11-09
CIK 1393726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly period ended September 30, 2009

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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 under the Securities Exchange Act of 1934. Yes ☐  No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.
     As of November 2, 2009, there were 20,084,792 shares, par value $0.001, of the registrant’s common stock outstanding.

Part I — Financial Information
ITEM 1. Financial Statements
Care Investment Trust Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(dollars in thousands — except share and per share data)

	September 30, 2009	December 31,
	(Unaudited)	2008
Assets:
Real Estate:
Land	$5,020	$5,020
Buildings and improvements	101,000	101,524
Less: accumulated depreciation and amortization	(3,722)	(1,414)

Total real estate, net	102,298	105,130
Cash and cash equivalents	94,701	31,800
Loans held at LOCOM	57,566	159,916
Investments in partially-owned entities	57,982	64,890
Accrued interest receivable	336	1,045
Deferred financing costs, net of accumulated amortization of $1,090 and $432, respectively	745	1,402
Identified intangible assets — leases in place, net	4,553	4,295
Other assets	3,926	2,428

Total assets	$322,107	$370,906

Liabilities and Stockholders’ Equity
Liabilities:
Borrowings under warehouse line of credit	$—	$37,781
Mortgage notes payable	82,069	82,217
Accounts payable and accrued expenses	2,614	1,625
Liabilities to related party	593	3,793
Obligation to issue operating partnership units	2,729	3,045
Other liabilities	1,038	1,313

Total liabilities	89,043	129,774
Commitments and Contingencies (Note 12)
Stockholders’ Equity:
Common stock: $0.001 par value, 250,000,000 shares authorized, 21,075,642 and 21,021,359 shares issued, respectively and 20,075,018 and 20,021,359 shares outstanding, respectively	21	21
Treasury stock (1,000,624 and 1,000,000 shares, respectively)	(8,334)	(8,330)
Additional paid-in-capital	300,389	299,656
Accumulated deficit	(59,012)	(50,215)

Total Stockholders’ Equity	233,064	241,132

Total Liabilities and Stockholders’ Equity	$322,107	$370,906

See Notes to Condensed Consolidated Financial Statements.

Care Investment Trust Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(dollars in thousands — except share and per share data)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Revenue
Rental revenue	$3,177	$2,871	$9,518	$2,987
Income from investments in loans	1,816	3,647	6,470	11,802
Other income	21	100	202	448

Total revenue	5,014	6,618	16,190	15,237

Expenses
Management fees to related party	570	860	1,722	3,432
Marketing, general and administrative (including stock-based compensation of $388 and $947 and $508 and $710, respectively)	3,055	2,418	8,359	3,956
Depreciation and amortization	841	1,133	2,534	1,179
Loss on loan prepayment	—	—	—	310
Unrealized loss on loan held for sale	—	2,198	—	2,198
Adjustment to valuation allowance on loans held at LOCOM	(1,706)	—	(4,873)	—

Operating expenses	2,760	6,609	7,742	11,075

Loss from investments in partially-owned entities	1,160	1,203	3,369	3,400
Net unrealized loss/(gain) on derivative instruments	1,210	633	(314)	587
Realized gain on sale of loans	(1,158)	—	(1,180)	—
Interest expense including amortization and write-off of deferred financing costs	1,472	1,711	5,041	2,593

Net (loss)/income	$(430)	$(3,538)	$1,532	$(2,418)

Net (loss)/income per share of common stock
Net (loss)/income, basic and diluted	$(0.02)	$(0.17)	$0.08	$(0.12)

Basic and diluted weighted average common shares outstanding	20,075,018	20,893,498	20,052,917	20,883,369

See Notes to Condensed Consolidated Financial Statements.

Care Investment Trust Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)
(dollars in thousands, except share data)

	Common Stock		Treasury	Additional Paid	Accumulated
	Shares	Par	Stock	in Capital	Deficit	Total
Balance at December 31, 2008	20,021,359	$21	$(8,330)	$299,656	$(50,215)	$241,132
Net income	—	—	—	—	1,532	1,532
Stock-based compensation fair value	16,507	—	—	508	—	508
Stock-based compensation to directors for services rendered	37,776	*	*	225	—	225
Treasury purchases	(624)		(4)			(4)
Dividends declared and paid on common stock	—	—	—	—	(10,329)	(10,329)

Balance at September 30, 2009	20,075,018	$21	$(8,334)	$300,389	$(59,012)	$233,064

*	Less than $500
See Notes to Condensed Consolidated Financial Statements.

Care Investment Trust Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	For the Nine	For the Nine
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2009	2008
Cash Flow From Operating Activities
Net income/(loss)	$1,532	$(2,418)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Increase in deferred rent receivable	(1,845)	(577)
Gain on sale of loans	(1,180)	—
Loss from investments in partially-owned entities	3,369	3,400
Distribution of income from partially-owned entities	4,658	2,981
Amortization of loan premium paid on investment in loans	872	1,086
Amortization and write-off of deferred financing cost	657	213
Amortization of deferred loan fees	(125)	361
Stock-based non-employee compensation	733	710
Depreciation and amortization on real estate, including intangible assets	2,573	1,179
Net unrealized (gain)/loss on derivative instruments	(314)	587
Unrealized loss on loan held for sale	—	2,198
Loss on loan prepayment	—	310
Adjustment to valuation allowance on loans at LOCOM	(4,873)	—
Changes in operating assets and liabilities:
Accrued interest receivable	709	733
Other assets	344	(639)
Accounts payable and accrued expenses	989	24
Other liabilities including payable to related party	(3,474)	(423)

Net cash provided by operating activities	4,625	9,725
Cash Flow From Investing Activities
Sale of loans to Manager	42,249	—
Sale of loans to third party	24,845	—
Loan repayments	40,563	30,959
Loan investments	—	(10,715)
Investments in partially-owned entities	(1,119)	(157)
Investments in real estate	—	(100,980)

Net cash provided by (used in) investing activities	106,538	(90,893)
Cash Flow From Financing Activities
Borrowings under warehouse line of credit	—	13,601
Principal payments under warehouse line of credit	(37,781)	(819)
Borrowings under mortgage notes payable	—	82,227
Principal payments under mortgage notes payable	(148)	—
Deferred financing costs	—	(904)
Dividends paid	(10,329)	(10,718)
Other	(4)	—

Net cash (used in) provided by financing activities	(48,262)	83,387
Net increase in cash and cash equivalents	62,901	2,219
Cash and cash equivalents, beginning of period	31,800	15,319

Cash and cash equivalents, end of period	$94,701	$17,538

Supplemental Disclosure of Cash Flow Information
     Cash interest paid during the nine months ended September 30, 2009 is approximately $4.3 million
See Notes to Condensed Consolidated Financial Statements.

Care Investment Trust Inc. and Subsidiaries — Notes to
Condensed Consolidated Financial Statements (Unaudited)
September 30, 2009
Note 1 — Organization
     Care Investment Trust Inc. (together with its subsidiaries, the “Company” or “Care” unless otherwise indicated or except where the context otherwise requires, “we”, “us” or “our”) is a real estate investment trust (“REIT”) with a geographically diverse portfolio of senior housing and healthcare-related assets in the United States. Care is externally managed and advised by CIT Healthcare LLC (“Manager”). As of September 30, 2009, Care’s portfolio of assets consisted of real estate and mortgage related assets for senior housing facilities, skilled nursing facilities, medical office properties and first mortgage liens on healthcare related assets. Our owned senior housing facilities are leased, under “triple-net” leases, which require the tenants to pay all property-related expenses.
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
Note 2 — Basis of Presentation
     The accompanying condensed financial statements are unaudited. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been made. The condensed consolidated balance sheet as of December 31, 2008 has been derived from the audited consolidated balance sheet as of that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the operating results for the full year.
     The Company has no items of other comprehensive income, and accordingly, net income or loss is equal to comprehensive income or loss for all periods presented.
Loans held at LOCOM
     Investments in loans amounted to $57.6 million at September 30, 2009 as compared with $159.9 million at December 31, 2008. We account for our investment in loans in accordance with Accounting Standards Codification 948, which codified the FASB’s Accounting for Certain Mortgage Banking Activities (“ASC 948”). Under ASC 948, loans expected to be held for the foreseeable future or to maturity should be held at amortized cost, and all other loans should be held at the lower of cost or market (LOCOM), measured on an individual basis. At December 31, 2008, in connection with our decision to reposition ourselves from a mortgage REIT to a traditional direct property ownership REIT (referred to as an equity REIT, see Notes 2, 3, and 4 to the financial statements) and as a result of existing market conditions, we transferred our portfolio of mortgage loans to LOCOM because we are no longer certain that we will hold the portfolio of loans either until maturity or for the foreseeable future.
     Until December 31, 2008, we held our loans until maturity, and therefore the loans had been carried at amortized cost, net of unamortized loan fees, acquisition and origination costs, unless the loans were impaired.
Recently Issued Accounting Pronouncements
     Accounting Standards Codification (“ASC”)
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued a pronouncement establishing the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP. The standard explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants. This standard is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. The Company has adopted this standard in the third quarter of 2009.

     Noncontrolling Interests in Consolidated Financial Statements
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements which was codified in FASB ASC 810 Consolidation (“ASC 810”). ASC 810 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. ASC 810 is effective for the Company on January 1, 2009. The Company records its investments using the equity method and does not consolidate these joint ventures. As such, there is no impact upon adoption of ASC 810 on its consolidated financial statements.
     Business Combinations
     In December 2007, the FASB issued SFAS 141R Business Combinations which is codified in FASB ASC 805 Business Combinations (“ASC 805”). ASC 805 broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. ASC 805 expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. ASC 805 applies prospectively and is effective for business combinations made by the Company beginning January 1, 2009. The adoption of ASC 805 had no effect on the Company’s consolidated financial statements.
     Disclosures about Derivative Instruments and Hedging Activities
     On March 20, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, which is codified in FASB ASC 815 Derivatives and Hedging Summary (“ASC 815”). The derivatives disclosure pronouncement provides for enhanced disclosures about how and why an entity uses derivatives and how and where those derivatives and related hedged items are reported in the entity’s financial statements. ASC 815 also requires certain tabular formats for disclosing such information. ASC 815 applies to all entities and all derivative instruments and related hedged items accounted for under this new pronouncement. Among other things, ASC 815 requires disclosures of an entity’s objectives and strategies for using derivatives by primary underlying risk and certain disclosures about the potential future collateral or cash requirements (that is, the effect on the entity’s liquidity) as a result of contingent credit-related features. ASC 815 is effective for the Company on January 1, 2009. The Company adopted ASC 815 in the first quarter of 2009 and included disclosures in its consolidated financial statements addressing how and why the Company uses derivative instruments, how derivative instruments are accounted for and how derivative instruments affect the Company’s financial position, financial performance, and cash flows. (See Note 9)
     Disclosures about Fair Value of Financial Instruments
     In April 2009, the FASB issued FSP 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments codified in FASB ASC 820 Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments and APB 28 Interim Financial Reporting by requiring an entity to provide qualitative and quantitative information on a quarterly basis about fair value estimates for any financial instruments not measured on the balance sheet at fair value. The Company adopted the disclosure requirements of ASC 820 in the quarter ended June 30, 2009.
     Subsequent Events
     In May 2009, the FASB issued SFAS 165 Subsequent Events, which is codified in FASB ASC 855, Subsequent Events (“ASC 855”). ASC 855 introduces the concept of financial statements being available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The pronouncement is effective for interim periods ending after June 15, 2009. The Company adopted ASC 855 in the 2009 second quarter. The Company evaluates subsequent events as of the date of issuance of its financial statements and considers the impact of all events that have taken place to that date in its disclosures and financials statements when reporting on the Company’s financial position and results of operations. The Company has evaluated subsequent events through November 9, 2009 and has determined that no other events need to be disclosed.

     Accounting for Transfers of Financial Assets
     In June 2009, the FASB issued SFAS No. 166 Accounting for Transfers of Financial Asset — an amendment of FASB Statement No. 140 (“SFAS No. 166) which amends the derecognition guidance in SFAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, eliminates the concept of a “qualifying special-purpose entity” (“QSPE”) and requires more information about transfers of financial assets, including securitization transactions as well as a company’s continuing exposure to the risks related to transferred financial assets. SFAS No. 166 has not yet been codified and in accordance with ASC 105, remains authoritative guidance until such time that it is integrated in the FASB ASC. SFAS No. 166 is effective for financial asset transfers made by the company beginning on January 1, 2010 and early adoption is prohibited. Management is currently evaluating the impact of adopting SFAS No. 166 on our consolidated financial statements.
     Amendments to Variable Interest Entity Accounting
     In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which amends the consolidation guidance applicable to variable interest entities (“VIEs”). The amendments will significantly affect the overall consolidation analysis under ASC 810 Consolidation (“ASC 810”) and changes the way a primary beneficiary is determined in a VIE and how entities account for securitizations and special purpose entities as a result of the elimination of the QSPE concept in SFAS No. 166. SFAS No. 167 has not yet been codified and in accordance with ASC 105, remains authoritative guidance until such time that it is integrated in the FASB ASC. SFAS No. 167 is effective for the Company on January 1, 2010 and early adoption is prohibited. Management is currently evaluating the impact on our consolidated financial statements of adopting SFAS No. 167.
     Fair Value Measurements and Disclosures
     In August 2009, the FASB issued Accounting Standards Update 2009-05 Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value (“ASU 2009-05”) which provides guidance on measuring the fair value of liabilities under FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASU 2009-05 clarifies that the unadjusted quoted price for an identical liability, when traded as an asset in an active market is a Level 1 measurement for the liability and provides guidance on the valuation techniques to estimate fair value of a liability in the absence of a Level 1 measurement. ASU 2009-05 is effective for the first interim or annual reporting period after its issuance. The adoption of ASU 2009-05 did not have a material effect on our consolidated financial statements.
Note 3 — Investments in Loans held at LOCOM
     As of September 30, 2009 and December 31, 2008, our net investments in loans amounted to $57.6 million and $159.9 million, respectively. During the three and nine months ended September 30, 2009, we received $2.0 million and $4.1 million in principal repayments, respectively as compared with $1.0 million and $4.0 million received during the three and nine months ended September 30, 2008, respectively. Our investments include senior whole loans and participations secured primarily by real estate in the form of pledges of ownership interests, direct liens or other security interests. The investments are in various geographic markets in the United States. These investments are all variable rate at September 30, 2009, had a weighted average spread of 5.15% over one month LIBOR, and an average maturity of approximately 1.3 years. At December 31, 2008 the investments in loans had a weighted average spread of 5.76% over one month LIBOR and have an average maturity of 2.0 years. The effective yield on the portfolio for the quarter ended September 30, 2009 and the year ended December 31, 2008, was 5.39% and 6.20%, respectively. One month LIBOR was 0.25% at September 30, 2009 and 0.45% at December 31, 2008.
September 30, 2009

	Location		Cost	Interest	Maturity
Property Type (a)	City	State	Basis	Rate	Date
SNF / ALF / IL	Various	Washington / Oregon	25,389	L+2.75%	10/4/2011
SNF / ALF (e)	Nacogdoches	Texas	9,532	L+3.15%	10/2/2011
SNF / Sr. Appts / ALF	Various	Texas / Louisiana	14,636	L+4.30%	2/1/2011
SNF (h)	Aurora	Colorado	9,111	L+5.74%	8/4/2010
SNF (e)	Various	Michigan	10,170	L+7.00%	2/19/2010

Investment in loans, gross			$68,838
Valuation allowance			(11,272)

Loans Held at LOCOM			$57,566

December 31, 2008

	Location		Cost	Interest	Maturity

Property Type (a)	City	State	Basis	Rate	Date
SNF (g)	Middle River	Maryland	$9,185	L+3.75%	03/31/11
SNF/ALF/IL	Various	Washington/Oregon	26,012	L+2.75%	10/04/11
SNF (b)/(d)/(e)	Various	Michigan	23,767	L+2.25%	03/26/12
SNF (d)/(e)/(g)	Various	Texas	6,540	L+3.00%	06/30/11
SNF (d)/(e)/(g)	Austin	Texas	4,604	L+3.00%	05/30/11
SNF (b)/(d)/(e)	Various	Virginia	27,401	L+2.50%	03/01/12
SNF/ICF (d)/(e)/(f)	Various	Illinois	29,045	L+3.00%	10/31/11
SNF (d)/(e)/(f)	San Antonio	Texas	8,412	L+3.50%	02/09/11
SNF/ALF (d)/(e)	Nacogdoches	Texas	9,696	L+3.15%	10/02/11
SNF/Sr. Appts/ALF	Various	Texas/Louisiana	15,682	L+4.30%	02/01/11
ALF (b)/(e)	Daytona Beach	Florida	3,688	L+3.43%	08/11/11
SNF/IL (c)/(d)/(e)/(g)	Georgetown	Texas	5,980	L+3.00%	07/31/12
SNF (h)	Aurora	Colorado	9,151	L+5.74%	08/04/10
SNF (e)	Various	Michigan	10,080	L+7.00%	02/19/10

Investment in loans, gross			189,243
Valuation allowance			(29,327)

Loans held at LOCOM			$159,916

(a)	SNF refers to skilled nursing facilities; ALF refers to assisted living facilities; IL refers to independent living facilities; ICF refers to intermediate care facility; and Sr. Appts refers to senior living apartments.

(b)	Loans sold to Manager in 2009 at amounts equal to appraised fair value for an aggregate amount of $42.2 million. (see Note 4)

(c)	Borrower extended the maturity date to July 31, 2012 during the second quarter of 2009.

(d)	Pledged as collateral for borrowings under our warehouse line of credit as of December 31, 2008.

(e)	The mortgages are subject to various interest rate floors ranging from 6.00% to 11.5%.

(f)	Loan prepaid in 2009 at amounts equal to remaining principal for each respective loan.

(g)	Loans sold to a third party in September 2009 for an aggregate amount of $24.8 million.

(h)	Loan sold to a third party in October 2009, see Note 13.
     Our mortgage portfolio (gross) at September 30, 2009 is diversified by property type and U.S. geographic region as follows:

	September 30, 2009
	Cost	% of
By Property Type	Basis	Portfolio
Skilled nursing	$19,281	28.0%
Mixed-use(1)	49,557	72.0%

Total	$68,838	100%

	Cost	% of
By U.S. Geographic Region	Basis	Portfolio
Midwest	$10,170	14.8%
South	24,168	35.1%
Northwest	25,389	36.9%
West	9,111	13.2%

Total	$68,838	100%

(1)	Mixed-use facilities refer to properties that provide care to different segments of the elderly population based on their needs, such as assisted living with skilled nursing capabilities.
     For the nine months ended September 30, 2009, the Company received proceeds of $37.5 million related to the prepayment of balances related to two mortgage loans and received proceeds of $67.1 million related to sales to its Manager and a third party of mortgage loans with seven borrowers. See Note 9 for a roll forward of the investment in loans held at fair value from December 31, 2008 to September 30, 2009.

     At September 30, 2009, our portfolio of seven mortgages was extended to five borrowers with the largest exposure to any single borrower at 36.9% of the gross value of the portfolio. The gross value of loans to four different borrowers with exposures of more than 10% of the carrying value of the total portfolio, amounted to 86.8% of the portfolio. At December 31, 2008, the largest exposure to any single borrower was 20.9% of the portfolio gross value and five other loans, each to different borrowers each with exposures of more than 10% of the gross value of the total portfolio, amounted to 55.1% of the portfolio.
Note 4 — Sales of Investments in Loans Held at LOCOM
     On February 3, 2009, we sold one loan with a net carrying amount of approximately $22.5 million as of December 31, 2008. Proceeds from the sale approximated the net carrying value of $22.5 million. On August 19, 2009, we sold two mortgage loans with a net carrying value of approximately $2.3 million as of June 30, 2009. Proceeds from the sale of those two term loans approximated the net carrying value of $2.3 million. On September 16, 2009, we sold interests in a participation loan with a net carrying value of approximately $20.0 million as of June 30, 2009 and reduced to $18.7 million at the time of sale as a result of principal paydown. Proceeds from the sale of the interests in the participation loan were approximately $17.4 million or approximately $1.3 million less than the net carrying value. All of these loans were sold under the Mortgage Purchase Agreement (the “Agreement”) with our Manager, which was finalized in 2008 and provided us an option to sell loans from our investment portfolio to our Manager at the loan’s fair value on the sale date. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a discussion of the terms and conditions of the Agreement.
     On September 15, 2009, we sold four mortgage loans to a third party with a net carrying value of approximately $22.4 million as of June 30, 2009. Proceeds from the sale of these four mortgage loans were approximately $24.8 million or approximately $2.4 million above the net carrying value.
Note 5 — Investment in Partially-Owned Entities
     For the three and nine months ended September 30, 2009 the net loss in our equity interest related to the Cambridge Holdings, Inc. (“Cambridge”) portfolio amounted to $1.5 million and $4.3 million, respectively. This included $2.4 million and $7.2 million, respectively, attributable to our share of the depreciation and amortization expense associated with the Cambridge properties. During 2009, the Company invested $1.1 million in tenant improvements related to the Cambridge properties. The Company’s investment in the Cambridge entities was $51.2 million at September 30, 2009 and $58.1 million at December 31, 2008. We have received approximately $4.6 million of distributions during 2009.
     For the three and nine months ended September 30, 2009, we recognized $0.3 million and $0.9 million, respectively, in equity income from our interest in Senior Management Concepts, LLC (“SMC”) and received $0.3 million and $0.9 million, respectively, in distributions.
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
Note 7 — Borrowings under Mortgage Notes Payable
     On June 26, 2008, in connection with the acquisition of the twelve properties from Bickford Senior Living Group LLC (“Bickford”), the Company entered into a mortgage loan with Red Mortgage Capital, Inc. for $74.6 million. The terms of the mortgage require interest-only payments at a fixed interest rate of 6.845% for the first twelve months. Commencing on the first anniversary and every month thereafter, the mortgage loan requires a fixed monthly payment of $0.5 million for both principal and interest, which we began paying in July 2009, until the maturity in July 2015 when the then outstanding balance of $69.6 million is due and payable. The mortgage loan is collateralized by the properties.
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
Note 8 — Related Party Transactions
Management Agreement
     In connection with our initial public offering in 2007, we entered into a Management Agreement with our Manager, which describes the services to be provided by our Manager and its compensation for those services. Under the Management Agreement, our Manager, subject to the oversight of the Board of Directors of Care, is required to manage the day-to-day activities of the Company, for which the Manager receives a management fee. The Manager is also entitled to charge the Company for certain expenses incurred on behalf of Care.
     On September 30, 2008, we amended our Management Agreement. Pursuant to the terms of the amendment, the Base Management Fee (as defined in the Management Agreement) payable to the Manager under the Management Agreement was reduced to a monthly amount equal to 1/12 of 0.875% of the Company’s equity (as defined in the Management Agreement). In addition, pursuant to the terms of the amendment, the Incentive Fee (as defined in the Management Agreement) to the Manager pursuant to the Management Agreement was eliminated and the Termination Fee (as defined in the Management Agreement) to the Manager upon the termination or non-renewal of the Management Agreement was modified to be equal to the average annual Base Management Fee as earned by the Manager during the immediately preceding two years multiplied by three, but in no event shall the Termination Fee be less than $15.4 million. No Termination Fee is payable if we terminate the Management Agreement for cause.
     Transactions with our Manager during the three and nine months ended September 30, 2009 and September 30, 2008 include:
•	Our expense recognition of $0.6 million and $0.9 million for the three months ended September 30, 2009 and September 30, 2008, respectively and $1.7 million and $3.4 million for the nine months ended September 30, 2009 and September 30, 2008, respectively, for the base management fee.
•	On February 3, 2009, the Company closed on the sale of a loan to our Manager for proceeds of $22.5 million. See Note 4
•	On August 19, 2009, the Company closed on the sale of a loan to our Manager for proceeds of $2.3 million. See Note 4
•	On September 16, 2009, the Company closed on the sale of a loan to our Manager for proceeds of $17.4 million. See Note 4
     As of September 30, 2009 and December 31, 2008, we have a liability to our Manager, primarily for the reimbursement of expenses, of approximately $0.6 million and approximately $3.8 million, respectively.
     Our Manager is a wholly owned subsidiary of CIT Group Inc. CIT Group Inc. announced on November 1, 2009 that it had commenced a prepackaged plan of reorganization for CIT Group, Inc. and CIT Group Funding Company of Delaware LLC under the U.S. Bankruptcy Code. None of CIT Group Inc.’s operating subsidiaries, including our Manager, were included in the filings made November 1, 2009. CIT Group Inc. (“CIT”) reported that approximately 85% of the Company’s eligible debt participated in the voting process for the prepackaged plan of reorganization, and that nearly 90% of those participating supported it. CIT also reported that all operating entities are expected to continue normal operations during the pendency of the cases. If CIT does not achieve the objectives of the prepackaged plan of reorganization, it may be forced to seek alternative relief under the U.S. Bankruptcy Code, including causing one or more of its subsidiaries, including our Manager, to seek relief under the U.S. Bankruptcy Code.
     Care does not have any employees. Our officers are employees of our Manager and its affiliates. Care does not have any separate facilities and is completely reliant on our Manager, which has significant discretion as to the implementation of our operating policies and strategies. We depend on the diligence, skill and network of business contacts of our Manager. Our executive officers and the other employees of our Manager and its affiliates evaluate, service and monitor our investments. CIT Group’s current financial situation may detract from our Manager’s ability to meet its obligations to us under the management agreement, and the departure of a significant number of the professionals of our Manager or its affiliates brought on by CIT’s current financial situation could have a material adverse effect on our performance. In addition, if our Manager were to be added to the CIT bankruptcy proceeding, some or all of our past or future transactions with our Manager or its affiliates, including those relating to our Mortgage Purchase Agreement or our Management Agreement, may be challenged, and any successful challenges could have a material adverse effect on our results of operations, liquidity and financial condition.
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
     Investment in loans — the fair value of the portfolio is based primarily on appraisals from third parties. Investing in healthcare-related commercial mortgage debt is transacted through an over-the-counter market with minimal pricing transparency. Loans are infrequently traded and market quotes are not widely available and disseminated. The Company also gives consideration to its knowledge of the current marketplace and the credit worthiness of the borrowers in determining the fair value of the portfolio. At September 30, 2009, we valued our loans primarily based upon appraisals obtained from The Debt Exchange, Inc. or debtx. When loans are under contract for sale, they are valued at their net realizable value and are valued using level 2 inputs.
     Obligation to issue operating partnership units — the fair value of our obligation to issue operating partnership units is based on an internally developed valuation model, as quoted market prices are not available nor are quoted prices for similar liabilities. Our model involves the use of management estimates as well as some Level 2 inputs. The variables in the model include the estimated release dates of the shares out of escrow, based on the expected performance of the underlying properties, a discount factor of approximately 15%, and the market price and expected quarterly dividend of Care’s common shares at each measurement date.
     The following table presents the Company’s financial instruments carried at fair value on the consolidated balance sheet as of September 30, 2009:

	Fair Value at September 30, 2009
(dollars in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment in loans held at LOCOM	$—	$31.0	$26.6	$57.6
Liabilities
Obligation to issue operating partnership units(1)	$—	$—	$2.7	$2.7

(1)	At December 31, 2008, the fair value of our obligation to issue partnership units was approximately $3.0 million and we recognized an unrealized gain of $0.3 million on revaluation for the nine month period ended September 30, 2009.
     The table below presents reconciliations for all assets and liabilities measured at fair value on a recurring basis using Level 1 and Level 3 inputs during the nine months ended September 30, 2009. Level 3 instruments presented in the tables include a liability to issue operating partnership units, which are carried at fair value. These instruments were either valued based upon appraisals, contracts or models that, in management’s judgment, reflect the assumptions a marketplace participant would use at September 30, 2009:

	Level 3
	Instruments
	Fair Value Measurements
	Obligation to	Investment
	issue	in Loans Held
	Partnership	At Lower of Cost
(dollars in millions)	Units	or Market
Balance, December 31, 2008	$(3.0)	$159.9
Sales of loans to Manager		(42.2)
Sales of loans to a third party		(24.8)
Loan prepayments and principal repayments		(40.2)
Total unrealized gains included in income statement	0.3	4.9
Transfer to level 2		31.0

Balance, September 30, 2009	$(2.7)	$26.6

Net change in unrealized gains from obligations owed/investments held at September 30, 2009	$0.3	$4.9

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
     Management believes that the mortgage notes payable of $74.6 million and $7.6 million that were incurred from the acquisitions of the Bickford properties on June 26, 2008 and September 30, 2008, respectively, have a fair value of approximately $85.3 million as of September 30, 2009.
     The Company is exposed to certain risks relating to its ongoing business. The primary risk managed by using derivative instruments is interest rate risk. Interest rate caps are entered into to manage interest rate risk associated with the Company’s borrowings. The company has no interest rate caps as of September 30, 2009.
     We are required to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. The Company has not designated any of its derivatives as hedging instruments. The Company’s financial statements included the following fair value amounts and gains and losses on derivative instruments (dollars in thousands):

	September 30,		December 31,
	2009		2008
	Balance	Balance	Balance
Derivatives not designated as	Sheet	Fair	Sheet	Fair
hedging instruments	Location	Value	Location	Value
Operating Partnership Units	Obligation to issue operating partnership units	$(2,729)	Obligation to issue operating partnership units	$(3,045)
Interest Rate Caps		—	Other assets	7

Total Derivatives		$(2,729)		$(3,038)

		Amount of (Gain)/Loss
		Recognized in Income on
		Derivative
	Location of (Gain)/Loss	Nine Months Ended
Derivatives not designated as	Recognized in Income on	September 30,	September 30,
hedging instruments	Derivative	2009	2008
Operating Partnership Units	Unrealized(gain)/loss on derivative instruments	$(316)	$—
Interest Rate Caps	Unrealized(gain)/loss on derivative instruments	2	13

	Total	$(314)	$13

Note 10 — Stockholders’ Equity
     Our authorized capital stock consists of 100,000,000 shares of preferred stock, $0.001 par value and 250,000,000 shares of common stock, $0.001 par value. As of September 30, 2009, no shares of preferred stock were issued and outstanding and 21,075,642 shares and 20,075,018 shares of common stock were issued and outstanding, respectively.
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
     As of September 30, 2009, 180,677 shares of our common stock and 197,615 RSUs had been granted pursuant to the Equity Plan and 297,516 shares remain available for future issuances. The Equity Plan will automatically expire on the 10th anniversary of the date it was adopted. Care’s Board of Directors may terminate, amend, modify or suspend the Equity Plan at any time, subject to stockholder approval in the case of amendments or modifications. We recorded $0.4 million of expense related to compensation and $0.5 million of expense related to remeasurement of grants to fair value for the nine months ended September 30, 2009. All of the shares issued under our Equity Plan are considered non-employee awards. Accordingly, the expense for each period is determined based on the fair value of each share or unit awarded over the required performance period.
     Shares Issued to Directors for Board Fees:
     On January 5, 2009, April 3, 2009, and July 1, 2009 respectively, 9,624, 13,734 and 14,418 shares of common stock with an aggregate fair value of approximately $225,000 were granted to our independent directors as part of their annual retainer. Each independent director receives an annual base retainer of $100,000, payable quarterly in arrears, of which 50% is paid in cash and 50% in common stock of Care. Shares granted as part of the annual retainer vest immediately and are included in general and administrative expense.

Note 11 — Income per Share (in thousands, except share and per share data)

	Three Months	Three Months
	Ended	Ended
	September 30, 2009	September 30, 2008
Loss per share, basic and diluted	$(0.02)	$(0.17)
Numerator
Net loss	$(430)	$(3,538)
Denominator
Common Shares	20,075,018	20,893,498

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2009	September 30, 2008
Income/(loss) per share, basic and diluted	$0.08	$(0.12)
Numerator
Net income/(loss)	$1,532	$(2,418)
Denominator
Common Shares	20,052,917	20,883,369
Note 12 — Commitments and Contingencies
     Several of our investments in loans have commitment amounts in excess of the amount that we have funded to date on such loans. At September 30, 2009, Care was obligated to provide approximately $3.6 million in additional financing at the request of our borrowers, subject to the borrowers’ compliance with their respective loan agreements, and approximately $2.4 million in tenant improvements related to our purchase of the Cambridge properties.
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

     On September 18, 2007, a class action complaint for violations of federal securities laws was filed in the United States District Court, Southern District of New York alleging that the Registration Statement relating to the initial public offering of shares of our common stock, filed on June 21, 2007, failed to disclose that certain of the assets in the contributed portfolio were materially impaired and overvalued and that Care was experiencing increasing difficulty in securing our warehouse financing lines. On January 18, 2008, the court entered an order appointing co-lead plaintiffs and co-lead counsel. On February 19, 2008, the co-lead plaintiffs filed an amended complaint citing additional evidentiary support for the allegations in the complaint. Care believes the complaint and allegations are without merit and intends to defend against the complaint and allegations vigorously. The Company filed a motion to dismiss the complaint on April 22, 2008. The plaintiffs filed an opposition to the Company’s motion to dismiss on July 9, 2008. On March 4, 2009, the court denied Care’s motion to dismiss. Care filed its answer on April 15, 2009. At a conference held on May 15, 2009, the Court ordered the parties to make a joint submission (the “Joint Statement”) setting forth: (i) the specific statements that Plaintiffs claim are false and misleading; (ii) the facts on which Plaintiffs rely as showing each alleged misstatement was false and misleading; and (iii) the facts on which Defendants rely as showing those statements were true. The parties filed the Joint Statement on June 3, 2009. On July 31, 2009, the parties entered into a stipulation that narrowed the scope of the proceeding to the single issue of the warehouse financing disclosure in the Registration Statement. To date, Care has incurred approximately $0.9 million to defend against this complaint. No provision for loss related to this matter has been accrued at September 30, 2009.
     Care is not presently involved in any other material litigation nor, to our knowledge, is any material litigation threatened against us or our investments, other than routine litigation arising in the ordinary course of business. Management believes the costs, if any, incurred by us related to litigation will not materially affect our financial position, operating results or liquidity.
Note 13 — Subsequent Events
     On October 6, 2009 Care Investment Trust, Inc. sold a loan obligation with a net carrying value of $8.4 million. The loan was sold for a purchase price equal to approximately 93% of the remaining principal balance of the loan and received cash proceeds of approximately $8.5 million.

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
     As of September 30, 2009, we maintained a diversified investment portfolio of $217.9 million which was comprised of $58.0 million in real estate owned through unconsolidated joint ventures (27%), $102.3 million in wholly-owned real estate (47%) and $57.6 million in investments in loans held at the lower of cost or market (26%). Our current investments in healthcare real estate include medical office buildings and assisted and independent living and Alzheimer facilities. Our loan portfolio is primarily composed of first mortgages on skilled nursing facilities, assisted and independent living and mixed-use facilities.
     As a REIT, we generally will not be subject to federal taxes on our REIT taxable income to the extent that we distribute our taxable income to stockholders and maintain our status as a qualified REIT.
     Care is externally managed and advised by CIT Healthcare LLC (the “Manager”). Our Manager is a leading healthcare finance company that offers a full-spectrum of financing solutions and related strategic advisory services to companies across the healthcare industry throughout the United States. Our Manager was formed in 2004 and is a wholly-owned subsidiary of CIT Group Inc. (“CIT”), a leading middle market global commercial finance and bank holding company that provides financial and advisory services. CIT Group announced on November 1, 2009 that it would proceed with the filing of a prepackaged plan of reorganization for CIT Group, Inc and CIT Group Funding Company of Delaware LLC under the U.S. Bankruptcy Code. None of CIT’s operating subsidiaries, including our Manager, were included in the filings made November 1, 2009. If CIT does not achieve the objectives of the prepackaged plan of reorganization, it may be forced to seek alternative relief under the U.S. Bankruptcy Code, including causing one or more of its subsidiaries, including our Manager, to seek relief under the U.S. Bankruptcy Code.
     Care announced on November 9, 2009 that it is nearing completion of its review of strategic alternatives and expects to make an announcement regarding the future direction of the Company over the next several weeks. For the past several quarters, the Company’s Board of Directors, in consultation with its legal and financial advisors, has been actively considering a range of strategic alternatives for the Company. Credit Suisse Securities (USA) LLC has been assisting the Company with various aspects of this process.
     Included among the strategic alternatives being considered by the Board of Directors are a sale or merger of the entire company and an orderly liquidation of the Company’s assets, accompanied by one or more special cash distributions to the Company’s shareholders.
     There can be no assurance that the Company’s review of strategic alternatives will result in any specific transaction or action within the timeframe currently contemplated by the Company or at all.
Critical Accounting Policies
     A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2008 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no significant changes to those policies during the three month and nine month periods ended September 30, 2009.
Results of Operations
Results for the three months ended September 30, 2009
Revenue
     During the three month period ended September 30, 2009, we recognized $3.2 million of rental revenue on the twelve properties acquired in the Bickford transaction on June 26, 2008 and the acquisition of two additional properties from Bickford on September 30,

2008, as compared with $2.9 million during the comparable three month period ended September 30, 2008, an increase of approximately $0.3 million. The increase in revenue was the result of recognizing a full quarter of rental income during the three month period ended September 30, 2009 from the two properties acquired on September 2008 as compared with deminimus revenue recognized for those two properties on September 30, 2008.
     We earned investment income on our portfolio of mortgage investments of $1.8 million for the three month period ended September 30, 2009 as compared with $3.6 million for the comparable three month period ended September 30, 2008, a decrease of approximately $1.8 million. Our portfolio of mortgage investments are floating rate based upon LIBOR. The decrease in income related to this portfolio is primarily attributable to (i) the decrease in average LIBOR during the quarter ended September 30, 2009 versus the quarter ended September 30, 2008 and (ii) a lower average outstanding principal loan balance during the three month period ended September 30, 2009 as compared with the comparable period during 2008 which was the result of loan prepayments and loan sales that occurred during the fourth quarter of 2008 and first nine months of 2009. The average one month LIBOR during the three month period ended September 30, 2009 was 0.27% as compared with 2.60% for the three month period ended September 30, 2008. Mitigating some of the decrease in LIBOR were interest rate floors which placed limits on how low the respective loans could reset. Our portfolio of mortgage investments are all variable rate instruments, and at September 30, 2009, had a weighted average spread of 5.15% over one month LIBOR, with an effective yield of 5.39% and an average maturity of 1.3 years. The effective yield on the portfolio at the period ended September 30, 2008 was 7.51%.
Expenses
     For the three months ended September 30, 2009, we recorded management fee expense payable to our Manager under our management agreement of $0.6 million as compared with $0.9 million for the three month period ended September 30, 2008, a decrease of approximately $0.3 million. The decrease in management fee expense is primarily attributable to the fee reduction in accordance with the renegotiated management agreement, effective August 1, 2008.
     Marketing, general and administrative expenses were $3.1 million for the quarter ended September 30, 2009 and consist of fees for professional services, insurance, general overhead costs for the Company and real estate taxes on our facilities as compared with $2.4 million for the three month period ended September 30, 2008, an increase of approximately $0.7 million. The increase is attributable to $1.2 million of legal and advisory fees incurred in connection with the ongoing review of the Company’s strategic direction, partially offset by lower stock based compensation expense as a result of not issuing new grants during the three month period ended September 30, 2009. Pursuant to SFAS 123R, we recognized an expense of $0.5 million for the three month period ended September 30, 2009 related to remeasurement of stock grants as compared with an expense of $0.9 million for the three month period ended September 30, 2008, a decrease of approximately $0.6 million. The decrease was primarily the result of a reduction in the amount of restricted stock granted during 2009 as compared with 2008, and a change in the Company’s stock price, which is a factor in the remeasurement of the stock-based awards. The balance of this compensation will be recognized over the remaining vesting period and the amount of the compensation adjusted to fair value at each measurement date pursuant to SFAS 123R. In addition, for each of the three month periods ended September 30, 2009 and September 30, 2008, we paid $0.2 million in stock-based compensation related to shares of our common stock earned by our independent directors as part of their compensation. Each independent director is paid a base retainer of $100,000 annually, which is payable 50% in cash and 50% in stock. Payments are made quarterly in arrears. Shares of our common stock issued to our independent directors as part of their annual compensation vest immediately and are expensed by us accordingly.
     The management fees, expense reimbursements, and the relationship between our Manager and us are discussed further in Note 8.
Loss from investments in partially-owned entities
     For the three month period ended September 30, 2009, net loss from partially-owned entities amounted to $1.2 million as compared with a loss of $1.2 million for the three month period ended September 30, 2008. Our equity in the non-cash operating loss of the Cambridge properties for the quarter ended September 30, 2009 was $1.5 million, which included $2.4 million attributable to our share of the depreciation and amortization expenses associated with the Cambridge properties, which was partially offset by our share of equity income in the SMC properties of $0.3 million.

Unrealized loss on derivatives
     We recognized a $1.2 million unrealized loss on the fair value of our obligation to issue partnership units related to the Cambridge transaction for the three month period ended September 30, 2009 as compared with an unrealized loss of $0.6 million for the three month period ended September 30, 2008, an increase of approximately $0.6 million.
Interest Expense
     We incurred interest expense of $1.5 million for the three month period ended September 30, 2009 as compared with interest expense of $1.7 million for the three month period ended September 30, 2008, a decrease of approximately $0.2 million. Interest expense related to the interest payable on the mortgage debt which was incurred for the acquisition of 14 facilities from Bickford. The decrease in interest expense is primarily attributable to interest expense incurred during the period ended September 30, 2008 as a result of borrowings under our warehouse line of credit which the Company terminated in March 2009 and which had no impact on the three month period ended September 30, 2009.
Results for the nine months ended September 30, 2009
     Revenue
     During the nine months ended September 30, 2009, we recognized $9.5 million of rental revenue on the twelve properties acquired in the Bickford transaction in June 2008 and the acquisition of two additional properties from Bickford in September 2008, as compared with $3.0 million during the nine months ended September 30, 2008, an increase of approximately $6.5 million. The increase in revenue was the result of recognizing three full quarters of rental income during the nine months ended September 30, 2009 on the twelve properties acquired in June 2008 and the two additional properties acquired in September 2008 as compared with recognition of one full quarter of rental income on the twelve properties and a deminimus rental income on the two properties during the nine months ended in 2008.
     We earned investment income on our portfolio of mortgage investments of $6.5 million for the nine months ended September 30, 2009 as compared with $11.8 million for the nine months ended in 2008, a decrease of approximately $5.3 million. The decrease in income related to this portfolio is primarily attributable to (i) the decrease in average LIBOR during the nine months ended September 30, 2009 as compared with the nine months ended September 30, 2008 and (ii) a lower average outstanding principal loan balance during the nine months ended September 30, 2009 as compared with the nine months ended September 30, 2008 which was the result of loan prepayments and loan sales that occurred during the fourth quarter of 2008 and first nine months of 2009. The average one month LIBOR during the nine months ended September 30, 2009 was 0.37% as compared with 2.83% for the nine months ended September 30, 2008. Mitigating some of the decrease in LIBOR were interest rate floors which placed limits on how low the respective loans could reset.
     Other income for the nine months ended September 30, 2009 was $0.2 million and consists primarily of interest earned on invested cash balances as well as miscellaneous fees, as compared with $0.4 million for the nine months ended September 30, 2008.
Expenses
     For the nine months ended September 30, 2009, we recorded management fee expense payable to our Manager under our management agreement of $1.7 million consisting of the base management fee payable to our Manager under our management agreement as compared with $3.4 million for the nine months ended September 30, 2008, a decrease of approximately $1.7 million. The decrease in management fee expense is primarily attributable to the fee reduction in accordance with the renegotiated management agreement, effective August 1, 2008.
     Marketing, general and administrative expenses were $8.4 million for the nine months ended September 30, 2009 and consist of fees for professional services, insurance, general overhead costs for the Company and real estate taxes on our facilities as compared with $4.0 million for the nine months ended September 30, 2008, an increase of approximately $4.4 million. The increase is attributable to $3.0 million of legal and advisory fees incurred in connection with the ongoing review of the Company’s strategic direction, partially offset by lower stock based compensation expense as a result of not issuing new grants during the three month period ended September 30, 2009. Pursuant to SFAS 123R, we recognized $0.5 million in expense for the nine months ended September 30, 2009 related to these stock grants as compared with an expense of $0.7 million for the nine months ended September 30, 2008, a decrease of approximately $0.2 million. The decrease was primarily the result of a reduction in the amount of restricted stock granted during 2009 as compared with 2008, which was partially offset by a decline in the Company’s stock price, which is a factor in the remeasurement of the stock-based awards. The balance of this compensation will be recognized over the remaining vesting period and the amount of the compensation adjusted to fair value at each measurement date pursuant to SFAS 123R. In addition, for each the nine months ended September 30, 2009 and September 30, 2008, we paid $0.2 million in stock-based compensation related to shares of our common stock earned by our independent directors as part of their compensation. Each independent director is paid a base retainer of $100,000 annually, which is payable 50% in cash and 50% in stock. Payments are made quarterly in arrears. Shares of our common stock issued to our independent directors as part of their annual compensation vest immediately and are expensed by us accordingly.
     The management fees, expense reimbursements, and the relationship between our Manager and us are discussed further in Note 8.
Loss from investments in partially-owned entities
     For the nine months ended September 30, 2009, net loss from partially-owned entities amounted to $3.4 million as compared with a net loss of $3.4 million for the nine months ended September 30, 2008. Our equity in the non-cash operating loss of the Cambridge properties for the nine months ended September 30, 2009 was $4.3 million, which included $7.2 million attributable to our share of the depreciation and amortization expenses associated with the Cambridge properties, which was partially offset by our share of equity income in the SMC properties of $0.9 million.
Unrealized gains on derivatives
     We recognized a $0.3 million unrealized gain on the fair value of our obligation to issue partnership units related to the Cambridge transaction during the nine months ended September 30, 2009 as compared with an unrealized loss of $0.6 million for the nine months ended September 30, 2008, an increase of approximately $0.9 million.
Interest Expense
     We incurred interest expense of $5.0 million for the nine months ended September 30, 2009, as compared with interest expense of $2.6 million for the nine months ended September 30, 2008, an increase of approximately $2.4 million. The increase in interest expense is primarily attributable to recognizing three full quarters of interest expense on the debt incurred to finance the acquisition of the twelve properties acquired in the Bickford transaction in June 2008 and the acquisition of the two properties in the Bickford transaction in September 2008 as compared with the recognition of one full quarter of interest expense on the twelve properties and a deminimus amount of interest expense on the two properties during the nine months ended September 30, 2008, partially offset by the incurrence of three full quarters of interest expense under our warehouse line of credit during the nine months ended September 30, 2008 as compared with a partial quarter of interest expense under our warehouse line of credit during the nine months ended September 30, 2009.
Cash Flows
     Cash and cash equivalents were $94.7 million at September 30, 2009 as compared with $17.5 million at September 30, 2008, an increase of approximately $77.2 million. Cash during the first nine months of 2009 was generated from $106.5 million in proceeds from our investing activities and $4.6 million from operations, offset by $48.3 million used for financing activities during the period.
     Net cash provided by operating activities for the nine months ended September 30, 2009 amounted to $4.6 million as compared with $9.7 million for the nine months ended September 30, 2008, a decrease of approximately $5.1 million. Net income before adjustments was $1.5 million. Equity in the operating results of, and distributions from, investments in partially-owned entities added $8.0 million. Non-cash charges for straight-line effects of lease revenue, gains on sales of loans, adjustment to our valuation allowance on loans at LOCOM, amortization of loan premium, amortization and write-off of deferred financing costs, amortization of deferred loan fees, stock based compensation, net unrealized gain on derivatives, and depreciation and amortization used $3.5 million. The net change in operating assets and liabilities used $1.4 million and consisted of an increase in accrued interest receivable and other assets of $1.0 million and an increase in accounts payable and accrued expenses of $1.0 million, offset by a $3.5 million decrease in other liabilities including amounts due to a related party.
     Net cash provided by investing activities for the nine months ended September 30, 2009 was $106.5 million as compared with a use of $90.9 million for the nine months ended September 30, 2008, an increase of approximately $197.4 million. The increase is primarily attributable to the sale of loans to our Manager for $42.2 million, sales of loans to third parties of $24.8 million and loan repayments received of $40.6 million, along with new investments of $1.1 during the first nine months of 2009, as compared with loan repayments received of $31.0 million and new investments of $121.9 million during the nine months ended September 30, 2008. New investments consisted of investments in real estate of $111.0 million, investments in partially-owned entities of $0.2 million and loan investments of $10.7 million.
     Net cash used in financing activities for the nine months ended September 30, 2009 was $48.3 million as compared with net cash provided by financing activities of $83.4 million for the nine months ended September 30, 2008, a decrease of $131.7 million. The decrease is primarily attributable to the repayment of $37.8 million and subsequent termination of our warehouse line of credit. There were no material new borrowings during the first nine months of 2009 as compared with borrowings under the warehouse line of credit of $13.6 million during the first nine months of 2008 and borrowings of $82.2 million to finance the acquisition of 14 properties in the Bickford transaction.
Liquidity and Capital Resources
     Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain loans and other investments, pay dividends and other general business needs. Our primary sources of liquidity are rental income from our real estate properties, interest income earned on our portfolio of loans, distributions from our joint ventures and interest income earned from our available cash balances. We also obtain liquidity from repayments of principal by our borrowers in connection with our loans.
     As of September 30, 2009, the Company had $94.7 million in cash and cash equivalents, including $1.0 million related to customer deposits maintained in an unrestricted account. Due to the sale of a mortgage loan in October which generated cash proceeds of $8.5 million, we had $103.7 million in cash and cash equivalents as of October 31, 2009.
      Until March 2009, we relied on borrowings under a warehouse line of credit extended by Column Financial, a lender affiliated with Credit Suisse, to fund our investments. We collateralized the borrowings under our warehouse line of credit with mortgage loans in our portfolio. As of December 31, 2008, the Company had pledged eight mortgage loans with a total principal balance of $114.8 million into the warehouse line and had $37.8 million in borrowings outstanding under the line. On March 9, 2009, we repaid these borrowings in full with cash on hand and terminated the warehouse line.
     Additionally, on September 30, 2008, we entered into a Mortgage Purchase Agreement (“MPA”) with our Manager in order to secure another source of liquidity. Pursuant to the MPA, the Company had the right, but not the obligation, to cause our Manager to purchase its mortgage assets at their then-current fair market value, as determined by a third party appraiser. Pursuant to the MPA, we have sold mortgage investments made to four borrowers to our Manager for total proceeds of $64.6 million. The sale of the first mortgage to our Manager closed in November 2008 for proceeds of $22.4 million and the sale of the second mortgage closed in February 2009 for proceeds of $22.5 million. Additional mortgages from two borrowers were sold to our Manager during August and September 2009 and generated cash proceeds of $2.3 million and $17.4 million, respectively. Prior to the expiration of the MPA on September 30, 2009, we have provided notice to our Manager of our intent to sell three additional loans to our Manager with an aggregate principal balance of approximately $35 million, subject to our ability to meet the terms and conditions of the MPA and agree to the sale price of the loans. There can be no assurance that we can meet the terms and conditions of the MPA to ultimately sell any of these loans.
     We expect that based upon anticipated loan prepayments and the cash flows from our investments along with the projected funding schedule of our commitments, we will have adequate liquidity to meet our funding obligations for the foreseeable future. Should loan prepayments not occur as we expect, or funding commitments be required earlier than we anticipate, we intend to rely on cash on hand to meet any funding obligation.
     Our ability to meet our long-term liquidity and capital resource requirements will be subject to obtaining additional debt financing or equity capital. We cannot anticipate when credit markets will stabilize and the availability of liquidity increases. Our actual leverage will depend on our mix of investments and the cost and availability of leverage. If we are unable to renew, replace or expand our sources of financing, it may have an adverse effect on our business, results of operations, and ability to make distributions to our stockholders. Any indebtedness we incur will likely be subject to continuing covenants and we will likely be required to make continuing representations and warranties about our company in connection with such debt. Any debt financing terms may require us to keep uninvested cash on hand, or to maintain a certain portion of our assets free of liens, each of which could serve to limit our borrowing ability. Moreover, any debt we incur may be secured by our assets. If we default in the payment of interest or principal on any such debt, breach any representation or warranty in connection with any borrowings or violate any covenant in any loan document, our lender may accelerate the maturity of such debt requiring us to immediately repay all outstanding principal. If we are unable to make such payment, our lender could foreclose on our assets that are pledged as collateral to such lender. The lender could also sue us or initiate proceedings to attempt to force us into bankruptcy. Any such event would have a material adverse effect on our liquidity and the value of our common stock.
     To maintain our status as a REIT under the Internal Revenue Code, we must distribute annually at least 90% of our REIT taxable income. These distribution requirements limit our ability to retain earnings and thereby replenish or increase capital for operations. We believe our current cash resources will provide us with financial flexibility at levels sufficient to meet current and anticipated capital requirements, including funding any new investment opportunities, paying distributions to our stockholders and servicing our debt obligations.
Capitalization
     As of September 30, 2009, we had 20,075,018 shares of common stock outstanding, plus 1,000,624 shares held in treasury.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Market risk includes risks that arise from changes in interest rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary market risks to which we are exposed are real estate and interest rate risks.
     We had $94.7 million in cash and cash equivalents at September 30, 2009. To the extent that our cash exceeds our near term funding needs, we generally hold the excess cash in interest-bearing bank accounts. We employ conservative policies and procedures to manage any risks with respect to investment exposure.
     Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. We place our cash and cash equivalents with what management believes to be high credit quality institutions. At times such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit.
Real Estate Risk
     The value of owned real estate, commercial mortgage assets and net operating income derived from such properties are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions which may be adversely affected by industry slowdowns and other factors, local real estate conditions (such as an oversupply of retail, industrial, office or other commercial space), changes or continued weakness in specific industry segments, construction quality, age and design, demographic factors, retroactive changes to building or similar codes, and increases in operating expenses (such as energy costs). In the event net operating income decreases, or the value of property held for sale decreases, a borrower may have difficulty paying our rent or repaying our loans, which could result in losses to us. Even when a property’s net operating income is sufficient to cover the property’s debt service at the time an investment is made, there can be no assurance that this will continue in the future.
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
     Our operating results will depend in large part on differences between the income from assets in our owned real estate and mortgage portfolio and our borrowing costs. All of our loan assets are currently variable-rate instruments. Although we have not done so to date, we may enter into hedging transactions with respect to liabilities relating to fixed rate assets in the future. If we were to finance fixed rate assets with variable rate debt and the benchmark for our variable rate debt increased, our net income would decrease.
     At present, our portfolio of variable rate mortgage loans is funded by our equity as restrictive conditions in the securitized debt markets have not enabled us to leverage the portfolio as we originally intended. Accordingly, the income we earn on these loans is subject to variability in interest rates. At current investment levels, changes in one-month LIBOR at the magnitudes listed would have the following estimated effect on our gross annual income from investments in loans:

Increase/(decrease) in
income
from investments in loans
Increase/(decrease) in one-month LIBOR	(dollars in thousands)
(20) basis points	$(97)
(10) basis points	(49)
Base interest rate	0
+100 basis points	487
+200 basis points	973
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
Adjusted Funds from Operations
     Adjusted funds from Operations, or AFFO, is a non-GAAP financial measure. We calculate AFFO as net income (loss) (computed in accordance with GAAP), excluding gains (losses) from debt restructuring and gains (losses) from sales of property, plus the expenses associated with depreciation and amortization on real estate assets and non-cash equity compensation expenses and the effects of straight lining lease revenue, excess cash distributions from the Company’s equity method investments, one-time events pursuant to changes in GAAP and other non-cash charges. Proportionate adjustments for unconsolidated partnerships and joint ventures will also be taken when calculating the Company’s AFFO.
     We believe that FFO and AFFO provide additional measures of our core operating performance by eliminating the impact of certain non-cash expenses and facilitating a comparison of our financial results to those of other comparable REITs with fewer or no non-cash charges and comparison of our own operating results from period to period. The Company uses FFO and AFFO in this way, and also uses AFFO as one performance metric in the Company’s executive compensation program. The Company also believes that its investors also use FFO and AFFO to evaluate and compare the performance of the Company and its peers, and as such, the Company believes that the disclosure of FFO and AFFO is useful to (and expected by) its investors.
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
     FFO and AFFO for the three and nine months ended September 30, 2009 were as follows (in thousands, except per share data):

	For the three months ended
	September 30, 2009
	FFO	AFFO
Net Income	$(430)	$(430)
Add:
Depreciation and amortization from partially-owned entities	2,409	2,409
Depreciation and amortization on owned properties	841	841
Adjustment to valuation allowance for loans carried at LOCOM	—	(1,706)
Stock-based compensation	—	388
Straight-line effect of lease revenue	—	(572)
Excess cash distributions from the Company’s equity method investments	—	169
Gain on loans sold	—	(1,158)
Obligation to issue OP Units	—	1,210

Funds From Operations and Adjusted Funds From Operations	$2,820	$1,151
FFO and Adjusted FFO per share basic and diluted	$0.14	$0.06
Weighted average shares outstanding — basic and diluted	20,075,018	20,075,018

	For the nine months ended
	September 30, 2009
	FFO	AFFO
Net Income	$1,532	$1,532
Add:
Depreciation and amortization from partially-owned entities	7,187	7,187
Depreciation and amortization on owned properties	2,534	2,534
Adjustment to valuation allowance for loans carried at LOCOM	—	(4,873)
Stock-based compensation	—	508
Straight-line effect of lease revenue	—	(1,845)
Sweep of Cambridge portion of cash flow to meet Preferred Return	—	518
Gain on loans sold	—	(1,180)
Obligation to issue OP Units	—	(316)
Write-off of deferred financing costs	—	512

Funds From Operations and Adjusted Funds From Operations	$11,253	$4,577
FFO and Adjusted FFO per share basic and diluted	$0.56	$0.23
Weighted average shares outstanding — basic and diluted	20,052,917	20,052,917

FORWARD-LOOKING INFORMATION
     We make forward looking statements in this Form 10-Q that are subject to risks and uncertainties. These forward looking statements include information about possible or assumed future results of our business and our financial condition, liquidity, results of operations, plans and objectives. They also include, among other things, statements concerning anticipated revenues, income or loss, capital expenditures, dividends, capital structure, or other financial terms, as well as statements regarding subjects that are forward looking by their nature, such as:
•	our ability to sell the Company or enter into a merger;

•	our ability to sell one or more of our assets;

•	our ability to conduct an orderly liquidation;

•	our ability to make one or more special cash distributions;
•	our business and financing strategy;

•	our ability to obtain future financing arrangements;

•	our ability to acquire investments on attractive terms;

•	our understanding of our competition;

•	our projected operating results;

•	market trends;

•	estimates relating to our future dividends;

•	completion of any pending transactions;

•	projected capital expenditures; and

•	the impact of technology on our operations and business.
     The forward looking statements are based on our beliefs, assumptions, and expectations of our future performance, taking into account the information currently available to us. These beliefs, assumptions, and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, and results of operations may vary materially from those expressed in our forward looking statements. You should carefully consider this risk when you make a decision concerning an investment in our securities, along with the following factors, among others, that could cause actual results to vary from our forward looking statements:
•	the factors referenced in this Form 10-Q, including those set forth under the section captioned “Risk Factors”;

•	general volatility of the securities markets in which we invest and the market price of our common stock;

•	uncertainty in finding a willing counterparty for the sale or merger of the Company or the sale of one or more of our assets;

•	risks in obtaining a deal on terms acceptable to the Company’s stockholders;

•	uncertainty in obtaining stockholder approval, to the extent it is required, for a strategic alternative;

•	uncertainty in obtaining governmental approval of a merger;

•	our ability to meet the terms and conditions of the MPA regarding notice we provided to sell three loans pursuant to the MPA;

•	changes in our business or investment strategy;

•	changes in healthcare laws and regulations;

•	availability, terms and deployment of capital;

•	availability of qualified personnel;

•	changes in our industry, interest rates, the debt securities markets, the general economy or the commercial finance and real estate markets specifically;

•	the degree and nature of our competition;

•	the performance and financial condition of borrowers, operators and corporate customers;

•	increased rates of default and/or decreased recovery rates on our investments;

•	increased prepayments of the mortgage and other loans underlying our mortgage-backed or other asset-backed securities;

•	changes in governmental regulations, tax rates and similar matters;

•	legislative and regulatory changes (including changes to laws governing the taxation of REITs or the exemptions from registration as an investment company);

•	availability of investment opportunities in real estate-related and other securities;

•	the adequacy of our cash reserves and working capital; and

•	the timing of cash flows, if any, from our investments.
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
Changes in Internal Control over Financial Reporting
     There has been no change in our internal control over financial reporting during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
ITEM 1. Legal Proceedings
     On September 18, 2007, a class action complaint for violations of federal securities laws was filed in the United States District Court, Southern District of New York alleging that the Registration Statement relating to the initial public offering of shares of our common stock, filed on June 21, 2007, failed to disclose that certain of the assets in the contributed portfolio were materially impaired and overvalued and that we were experiencing increasing difficulty in securing our warehouse financing lines. On January 18, 2008, the court entered an order appointing co-lead plaintiffs and co-lead counsel. On February 19, 2008, the co-lead plaintiffs filed an amended complaint citing additional evidentiary support for the allegations in the complaint. We believe the complaint and allegations are without merit and intend to defend against the complaint and allegations vigorously. We filed a motion to dismiss the complaint on April 22, 2008. The plaintiffs filed an opposition to our motion to dismiss on July 9, 2008, to which we filed our reply on September 10, 2008. On March 4, 2009, the court denied our motion to dismiss. Care filed its answer on April 15, 2009. At a conference held on May 15, 2009, the Court ordered the parties to make a joint submission (the “Joint Statement”) setting forth: (i) the specific statements that Plaintiffs claim are false and misleading; (ii) the facts on which Plaintiffs rely as showing each alleged misstatement was false and misleading; and (iii) the facts on which Defendants rely as showing those statements were true. The parties filed the Joint Statement on June 3, 2009. On July 31, 2009, the parties entered into a stipulation that narrowed the scope of the proceeding to the single issue of the warehouse financing disclosure in the Registration Statement. To date, we have incurred approximately $0.9 million to defend against this complaint. No provision for loss, if any, related to this matter has been accrued at September 30, 2009.
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
ITEM 1A. Risk Factors
     CIT Group’s Financial Situation May Adversely Impact Our Company
     Our Manager is a wholly owned subsidiary of CIT Group Inc. CIT Group Inc. announced on November 1, 2009 that it had commenced a prepackaged plan of reorganization for CIT Group, Inc. and CIT Group Funding Company of Delaware LLC under the U.S. Bankruptcy Code. None of CIT Group Inc.’s operating subsidiaries, including our Manager, were included in the filings made November 1, 2009. CIT Group Inc. (“CIT”) reported that approximately 85% of the Company’s eligible debt participated in the voting process for the prepackaged plan of reorganization, and that nearly 90% of those participating supported it. CIT also reported that all operating entities are expected to continue normal operations during the pendency of the cases. If CIT does not achieve the objectives of the prepackaged plan of reorganization, it may be forced to seek alternative relief under the U.S. Bankruptcy Code, including causing one or more of its subsidiaries, including our Manager, to seek relief under the U.S. Bankruptcy Code.
     Care does not have any employees. Our officers are employees of our Manager and its affiliates. Care does not have any separate facilities and is completely reliant on our Manager, which has significant discretion as to the implementation of our operating policies and strategies. We depend on the diligence, skill and network of business contacts of our Manager. Our executive officers and the other employees of our Manager and its affiliates evaluate, service and monitor our investments. CIT Group’s current financial situation may detract from our Manager’s ability to meet its obligations to us under the management agreement, and the departure of a significant number of the professionals of our Manager or its affiliates brought on by CIT’s current financial situation could have a material adverse effect on our performance. In addition, if our Manager were to be added to the CIT bankruptcy proceeding, some or all of our past or future transactions with our Manager or its affiliates, including those relating to our Mortgage Purchase Agreement or our Management Agreement, may be challenged, and any successful challenges could have a material adverse effect on our results of operations, liquidity and financial condition.

ITEM 6. Exhibits
     Except as indicated by an asterisk (*), the following exhibits are filed herewith as part of this Form 10-Q.
(a) Exhibits
10.1	Loan Purchase Agreement with CapitalSource Bank dated September 15, 2009

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
     Care Investment Trust Inc.

By:	/s/ Paul F. Hughes
Paul F. Hughes
Chief Financial Officer and Treasurer

November 9, 2009
EXHIBIT INDEX
     Except as indicated by an asterisk (*), the following exhibits are filed herewith as part of this Form 10-Q.

Exhibit No.	Description
10.1	Loan Purchase Agreement with CapitalSource Bank dated September 15, 2009

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002