Form 10-K
period 2009-12-31
Care Investment Trust Inc.
filed 2010-03-16
CIK 1393726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐  Smaller reporting company ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last day of the registrant’s most recently completed second fiscal quarter: $65,704,642.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of March 11, 2010, there were 20,224,548 shares, par value $0.001, of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information from certain portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end of December 31, 2009.

Part I

Disclosure Regarding Forward-Looking Statements

Care Investment Trust Inc. (all references to “Care”, “the Company”, “we”, “us”, and “our” mean Care Investment Trust Inc. and its subsidiaries) makes “forward-looking” statements in this Form 10-K that are subject to risks and uncertainties. Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “continue,” “should” and other comparable terms. These forward-looking statements include information about possible or assumed future results of our business and our financial condition, liquidity, results of operations, plans and objectives. They also include, among other things, statements concerning anticipated revenue, income or loss, capital expenditures, dividends, capital structure, or other financial terms as well as statements regarding subjects that are forward-looking by their nature, such as:

•	our ability to complete the Tiptree transaction;

•	if we do not complete the Tiptree transaction, our ability to sell one or more of our assets;

•	if we do not complete the Tiptree transaction, our ability to conduct an orderly liquidation;

•	if we do not complete the Tiptree transaction, our ability to make one or more special cash distributions;

•	our business and financing strategy;

•	our ability to acquire investments on attractive terms;

•	our projected operating results;

•	market trends;

•	estimates relating to our future dividends;

•	completion of any pending transactions;

•	projected capital expenditures; and

•	the impact of technology on our operations and business.

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

Overview

Care Investment Trust Inc. (all references to “Care”, “the Company”, “we”, “us”, and “our” means Care Investment Trust Inc. and its subsidiaries) is an externally managed real estate investment trust (“REIT”) formed to invest in healthcare-related real estate and mortgage debt. We were incorporated in Maryland in March 2007, and we completed our initial public offering on June 22, 2007. As a REIT, we are generally not subject to income taxes. To maintain our REIT status, we are required to distribute annually as dividends at least 90% of our REIT taxable income, as defined by the Internal Revenue Code of 1986, as amended (the “Code”), to our stockholders, among other requirements. If we fail to qualify as a REIT in any taxable year, we would be subject to U.S. federal income tax on our taxable income at regular corporate tax rates.

We were originally positioned to make mortgage investments in healthcare-related properties, and to invest in healthcare-related real estate, through utilizing the origination platform of our external manager, CIT Healthcare LLC (“CIT Healthcare” or our “Manager”). We acquired our initial portfolio of mortgage loan assets from our Manager in exchange for cash proceeds from our initial public offering and common stock. In response to dislocations in the overall credit market, and in particular the securitized financing markets, in late 2007, we redirected our focus to place greater emphasis on healthcare-related real estate investments. In 2008, we decided to hold our investment mortgage loans for sale, fully shifting our strategy from investing in mortgage loans to divesting of those loans and becoming an equity REIT.

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

As of December 31, 2009, we maintained a diversified investment portfolio consisting of $56.1 million in unconsolidated joint ventures that own real estate, $101.5 million invested in wholly owned real estate and $25.3 million in 3 investments in mortgage loans that are held at lower of cost or market (“LOCOM”). Our current investments in healthcare real estate include medical office buildings and assisted and independent living facilities and Alzheimer facilities. Our loan portfolio is primarily composed of first mortgages on skilled nursing facilities and mixed-use facilities. In 2010, one borrower repaid one of the Company’s mortgage loans and we sold one mortgage loan to a third party.

On March 16, 2010, we announced the entry into a definitive purchase and sale agreement with Tiptree Financial Partners, L.P. under which we have agreed to sell a significant amount of newly issued common stock to Tiptree at $9.00 per share. The sale of common stock to Tiptree is expected to result in a change in control of our company. Pursuant to the purchase and sale agreement, we have agreed to launch a cash tender offer to all of our stockholders to purchase their common stock at $9.00 per share. The discussion of the terms of the purchase and sale agreement below is qualified in its entirety by the terms of the agreement itself, which has been filed as Exhibit 10.1 to the Company’s Form 8-K filed on March 16, 2010.

Real Estate Equity Investments

Unconsolidated Joint Ventures

Cambridge Medical Office Building Portfolio

We own an 85% equity interest in eight limited liability entities that own nine Class A medical office buildings developed and managed by Cambridge Holdings, Inc. (“Cambridge”) totaling approximately 767,000 square feet located in Texas (8) and Louisiana (1). These facilities are situated on medical center campuses or adjacent to acute care hospitals or ambulatory surgery centers, and are affiliated with or tenanted by hospital systems and doctor groups. Cambridge owns the remaining 15% interest in the facilities and operates them under long-term management contracts. Under the terms of the management agreement, Cambridge acts as the manager and leasing agent of each medical office building, subject to certain removal rights held by us. The medical office building properties were 92% leased at December 31, 2009.

The table below provides information with respect to the Cambridge portfolio:

Weighted average rent per square foot	$24.97
Average square foot per tenant	5,607
Weighted average remaining lease term	6.40 years
Largest tenant as percentage of total rental square feet	9.59%

Lease Maturity Schedule:

				% of
	Number of			Rental
Year	tenants	Square Ft	Annual Rent	Sq Ft

2010	20	40,911	$945,438	5.79%
2011	23	68,152	1,373,879	9.65%
2012	17	63,119	1,413,491	8.94%
2013	22	93,652	2,015,079	13.26%
2014	11	55,340	1,119,007	7.83%
2015	12	95,672	1,942,418	13.54%
2016	11	58,659	1,266,502	8.30%
2017	3	28,814	1,122,080	4.08%
2018	3	55,444	1,498,062	7.85%
2019	0	—	—	—
Thereafter	4	146,660	4,945,036	20.76%

				100.0%

We invested $72.4 million in cash and equity for our interests in the Cambridge portfolio, which consisted of $61.9 million of cash as well as commitments to issue 700,000 operating partnership units to Cambridge, subject to the underlying properties achieving certain performance hurdles. The operating partnership units are held in escrow and will be released to Cambridge upon the achievement of certain performance measures. Under the terms of our investment, we receive an initial preferred minimum return of 8.0% on capital invested with 2.0% per annum escalations until the earlier of December 31, 2014 or when the entities have generated sufficient cash to provide the preferred return without reliance on the credit support for four of six consecutive quarters, with total cash generated from the portfolio for the six quarters sufficient to cover the preferred return over that period. Thereafter, the Company’s preferred return converts to a pari passu return with cash flow distributed 85% to us and 15% to Cambridge.

The preferred return is guaranteed by three forms of credit support, which are in place until the earlier of (i) December 31, 2014 and (ii) cash flow from the properties generates the required return for four of six quarters. The forms of guarantee are (i) a claim on cash flow attributable to Cambridge’s 15% stake, (ii) a claim on the dividends payable on the operating partnership units issued to Cambridge and (iii) our ability to cancel operating partnership units issued at close (currently held in escrow). If, our share of the cash flows in the properties are not able to meet the required preferred return for the Company, the Company will rely first on a claim on cash flow attributable to Cambridge’s 15% stake. If that is not sufficient, then the Company will rely on a claim on the dividends payable on the operating partnership units issued to Cambridge. Finally, if that is still not sufficient, the Company will rely on its ability to cancel operating partnership units issued at the closing of our investment (currently held in escrow).

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

Under the terms of our investment, Cambridge has the contractual right to put its 15% interest in the properties to us in the event we enter into a change in control transaction. Pursuant to the terms of our joint venture with Cambridge, we provided notice to Cambridge on May 7, 2009 that we had entered into a term sheet with a third party for a transaction that would result in a change in control of Care, which notice triggered Cambridge’s contractual right to “put” its interests in the joint venture to us at a price equal to the then fair market value of such interests, as mutually agreed by the parties, or, lacking such mutual agreement, at a price determined through qualified third party appraisals. Cambridge did not exercise its right to put its 15% joint venture interest to us in connection with our entry into the term sheet with the third party. As a result, we believe that Cambridge’s contractual put right expired.

Senior Management Concepts Senior Living Portfolio

We own interests in four independent and assisted living facilities located in Utah and operated by Senior Management Concepts, LLC (“SMC”), a privately held operator of senior housing facilities. The four facilities contain 243 independent living units and 165 assisted living units, and each facility is 100% private pay. Affiliates of SMC have entered into 15-year leases on the facilities that expire in 2022. These facilities are 89% occupied as of December 31, 2009.

We paid $6.8 million in exchange for 100% of the preferred equity interests and 10% of the common equity interests in the joint venture. We will receive a preferred return of 15.0% on invested capital and an additional common equity return payable for up to ten years equal to 10.0% of projected free cash flow after payment of debt service and the preferred return. Subject to certain conditions being met, our preferred equity interest is subject to redemption at par beginning on January 1, 2010. We retain an option to put our preferred equity interest to our partner at par any time beginning on January 1, 2016. If our preferred equity interest is redeemed, we have the right to put our common equity interests to our partner within thirty days after notice at fair market value as determined by a third-party appraiser.

Owned Real Estate

Bickford Senior Living Portfolio

We acquired 14 assisted living, independent living and Alzheimer facilities from Eby Realty Group, LLC, an affiliate of Bickford Senior Living Group LLC, (“Eby”) a privately owned operator of senior housing facilities, in two sale-leaseback transactions in June 2008 and September 2008. We have leased back the twelve facilities we acquired in June 2008 and the two facilities we acquired in September 2008 to Eby Realty Group through a master lease agreement for 15 years and 14.75 years, respectively, with four 10-year extension options. The portfolio, developed and managed by Bickford, contains 643 units and is located in Illinois (5), Indiana (1), Iowa (6) and Nebraska (2). The portfolio, which is 100% private pay, was 89% occupied as of December 31, 2009.

Under the terms of the master lease, the current minimum rent due on the 14 Bickford properties is $9.4 million, or a base lease rate of 8.46%. Base rent during the initial 15 year lease term increases at the rate of three percent per year. We also receive additional base rent of 0.26% per year, increasing at the rate of three percent per year during the initial term of the master lease. The additional base rent accrues during the first three years of the lease term and shall be paid out in years four and five of the initial lease term. The master lease is a “triple net” lease, and, as such, the master lessee is responsible for all taxes, insurance, utilities, maintenance and capital costs relating to the facilities. The obligations of the master lessee under the master lease are also secured by all assets of the master lessee and the subtenant facility operators, and, pending achievement of certain lease coverage ratios, by a second mortgage on another Eby project and a pledge of minority interests in six unrelated Eby projects.

The purchase price for these acquisitions was $111.0 million, and Eby has the opportunity under an earn out agreement to receive an additional $7.2 million based on the performance of the properties and under certain other conditions.

Loans Held at the Lower of Cost or Market (“LOCOM”)

Upon consummation of our initial public offering, our Manager, through an affiliate, contributed a portfolio of healthcare-related mortgage assets in exchange for $204.3 million in cash and $78.8 million in shares of Care common stock (the “Contribution Portfolio”).

Investments in loans amounted to $25.3 million at December 31, 2009. We account for our investment in loans in accordance with Accounting Standards Codification 948, which codified the FASB’s Accounting for Certain Mortgage Banking Activities (“ASC 948”). Under ASC 948, loans expected to be held for the foreseeable future or to maturity should be held at amortized cost, and all other loans should be held at the lower of cost or market (LOCOM), measured on an individual basis.

At December 31, 2008, in connection with our decision to reposition ourselves from a mortgage REIT to a traditional direct property ownership REIT (referred to as an equity REIT, see Notes 2, 4, and 5 to the financial statements) and as a result of existing market conditions, we transferred our portfolio of mortgage loans to LOCOM because we are no longer certain that we will hold the portfolio of loans either until maturity or for the foreseeable future.

Until December 31, 2008, we held our loans until maturity, and therefore the loans had been carried at amortized cost, net of unamortized loan fees, acquisition and origination costs, unless the loans were impaired. In connection with the transfer, we recorded an initial valuation allowance of approximately $29.3 million representing the difference between our carrying amount of the loans and their estimated fair value at December 31, 2008. At December 31, 2009, the valuation allowance was reduced to $8.4 million representing the difference between the carrying amounts and estimated fair value of our three remaining loans.

Our investments include senior whole loans and participations secured primarily by real estate in the form of pledges of ownership interests, direct liens or other security interests. The investments are in various geographic markets in the United States. These investments are all variable rate at December 31, 2009 and had a weighted average spread of 6.76% over one month LIBOR and have an average maturity of approximately 1.0 year. The effective yield on the portfolio was 6.99% for the year ended December 31, 2009. One month LIBOR was 0.23% at

December 31, 2009. As of December 31, 2009, (except as described in footnotes (b) and (c)) we held the following loan investments (in thousands):

December 31, 2009	Location		Cost	Interest	Maturity
Property Type(a)	City	State	Basis (000s)	Rate	Date

SNF/ALF(d)(c)	Nacogdoches	Texas	9,338	L+3.15%	10/02/11
SNF/Sr.Appts/ALF	Various	Texas/Louisiana	14,226	L+4.30%	02/01/11
SNF(d)(b)	Various	Michigan	10,178	L+7.00%	02/19/10

Investment in loans, gross			$33,742
Valuation allowance			(8,417)

Loans held at LOCOM			$25,325

(a)	SNF refers to skilled nursing facilities; ALF refers to assisted living facilities; and Sr. Appts refers to senior living apartments.

(b)	Loan repaid at maturity in February 2010 for approximately $10.0 million (See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”).

(c)	Loan sold to a third party in March 2010 for approximately $5.9 million of net realized proceeds (See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”).

(d)	The mortgages are subject to various interest rate floors ranging from 6.00% to 11.5%.

Our mortgage portfolio (gross) at December 31, 2009 is diversified by property type and U.S. geographic region as follows (in millions of dollars):

	December 31,
	2009
	Cost	% of
By Property Type	Basis	Portfolio

Skilled Nursing	$10.2	30.2%
Mixed-use(1)	23.5	69.8%

Total	$33.7	100.0%

	December 31,
	2009
	Cost	% of
By U.S. Geographic Region	Basis	Portfolio

Midwest	$10.2	30.2%
South	23.5	69.8%

	$33.7	100.0%

(1)	Mixed-use facilities refer to properties that provide care to different segments of the elderly population based on their needs, such as Assisted Living with Skilled Nursing capabilities.

As of December 31, 2009, our portfolio of three mortgages was extended to five borrowers. Two of those three mortgage loans were sold or repaid in 2010 as indicated in (b) and (c), above. As of December 31, 2008, our portfolio of eighteen mortgages was extended to fourteen borrowers with the largest exposure to any single borrower at 20.9% of the carrying value of the portfolio. The carrying value of three loans, each to different borrowers with exposures of more than 10% of the carrying value of the total portfolio, amounted to 54.9% of the portfolio.

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

As of December 31, 2009, our Manager employed approximately 59 professionals with substantial experience and expertise in origination, underwriting, structuring, portfolio management, servicing, securitization, syndication and secondary market transactions. Of these professionals, our Manager had 13 employees originating and sourcing investment opportunities for our consideration. We believe our Manager is one of the leading healthcare financiers in the country. As of December 31, 2009, our Manager owned assets of approximately $1.7 billion.

CIT

CIT (NYSE: CIT) is a bank holding company that provides financial products and advisory services to more than one million customers in over 50 countries across 30 industries. A leader in middle market financing, CIT has more than $60 billion in managed assets at December 31, 2009, and provides financial solutions for more than half of the Fortune 1000. A member of the Fortune 500, it maintains leading positions in asset-based, cash flow and Small Business Administration lending, equipment leasing, vendor financing and factoring.

CIT announced on November 1, 2009 that it had commenced a prepackaged plan of reorganization for CIT Group, Inc. and CIT Group Funding Company of Delaware LLC under the U.S. Bankruptcy Code. None of CIT’s operating subsidiaries, including our Manager, were included in the CIT bankruptcy filings. On December 8, 2009, CIT announced that its reorganization plan had been confirmed and on December 10, 2009 CIT emerged from bankruptcy.

At December 31, 2009, CIT, through our Manager and CIT Real Estate Holdings Corporation (“CIT Holding”), owned 37.6% of our outstanding common stock.

The Healthcare Industry

Healthcare is the single largest industry in the U.S. based on Gross Domestic Product (“GDP”). According to the National Health Expenditures report dated January 2010 by the Centers for Medicare and Medicaid Services (“CMS”), national health expenditures are projected to grow 5.7% to $2.5 trillion in 2009, and the healthcare industry is projected to represent 17.3% of U.S. GDP in 2009. Over the projection period of 2009 through 2019, the average compound annual growth rate for national health expenditures is anticipated to be 6.1%, with national health spending expected to reach $4.5 trillion and comprise 19.3% of U.S. GDP by 2019.

Senior citizens are the largest consumers of healthcare services. According to CMS, on a per capita basis, the 75-year and older segment of the population spends 76% more on healthcare than the 65 to 74-year-old segment and over 200% more than the population average. According to the U.S. Census Bureau, the 65 and older segment of the population is projected to increase by 76.6% through 2030. The U.S. population 65 years and older is growing in large part due to the coming of age of the “baby boomer” generation, as well as advances in medicine and technology that have increased the average life expectancy of the population.

Delivery of healthcare services in the U.S. requires a variety of physical plants, including hospitals, surgical centers, skilled nursing facilities, independent and assisted living facilities, medical office buildings, laboratories, research facilities, among others, and healthcare providers require real estate investors and financiers to grow their businesses. Given the demographic trends for healthcare spending and an aging population with an increased life expectancy, we believe that the healthcare-related real estate market provides attractive investment opportunities.

Origination Opportunities from Portfolio Clients

Our investments are primarily sourced and originated by our Manager’s origination team, which consisted of 13 members as of December 31, 2009, and we participate in investments in which our Manager and affiliates also participate. The Company has adopted certain policies that are designed to eliminate or minimize certain potential conflicts of interest with our Manager, and our board of directors has established investment guidelines. The conflict of interest policy with our Manager includes the first right to invest, pari passu co-investments, participations, pro-rata fee sharing and legal services by CIT, among other provisions.

In soliciting and evaluating these opportunities, our Manager has developed considerable institutional relationships within the healthcare industry. In addition, our Manager services the loans that it directly originates and monitors our portfolio to generate new origination opportunities from existing assets.

Our Facilities

The market for healthcare real estate is extensive and includes real estate owned by a variety of healthcare operators. The following describes the nature of the operations of our tenants and borrowers:

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

•	Independent Living Facilities, or ILFs. ILFs are designed to meet the needs of seniors who choose to live in an environment surrounded by their peers with services such as housekeeping, meals and activities. These residents generally do not need assistance with activities of daily living, including bathing, eating and dressing. However, residents have the option to contract for these services.

•	Assisted Living Facilities, or ALFs.ALFs are licensed care facilities that provide personal care services, support and housing for those who need help with activities of daily living yet require limited medical care. The programs and services may include transportation, social activities, exercise and fitness programs, beauty or barber shop access, hobby and craft activities, community excursions, meals in a dining room setting and other activities sought by residents. These facilities are often in apartment-like buildings with private residences ranging from single rooms to large apartments. Certain ALFs may offer higher levels of personal assistance for residents with Alzheimer’s disease or other forms of dementia. Levels of personal assistance are based in part on local regulations.

•	Continuing Care Retirement Communities, or CCRCs. CCRCs provide housing and health-related services under long-term contracts. This alternative is appealing to residents as it eliminates the need for relocating when health and medical needs change, thus allowing residents to “age in place.” Some CCRCs require a substantial entry fee or buy-in fee, and most also charge monthly maintenance fees in exchange for a living unit, meals and some health services. CCRCs typically require the individual to be in relatively good health and independent upon entry.

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

Availability of Documents and Other Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are available free of charge on Care’s internet website, www.carereit.com, as soon as reasonably practicable after such information is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). We also make available on our web site our Code of Ethical Conduct that applies to our directors and executive officers, as well as to employees of our Manager when acting for, or on behalf of Care. In the event that we make changes in, or provide waivers of, the provisions of this Code of Ethical Conduct that the SEC requires us to disclose, we intend to disclose these events on our website. In addition, the SEC maintains an internet website that contains reports, proxy and information statements and other information related to registrants who file electronically with the SEC at www.sec.gov. Access to this site is free of charge.

Healthcare Regulation

Overview

The tenants and operators of our properties are typically subject to extensive federal, state and local laws and regulations including, but not limited to, laws and regulations related to licensure, conduct of operations, ownership of facilities, addition of facilities, services, prices for services, billing for services, and the confidentiality and security of health-related information. A significant expansion of applicable federal, state or local laws and regulations, proposed healthcare reform, new interpretations of existing laws and regulations or changes in enforcement priorities could have a material adverse effect on certain of our operators’ liquidity, financial condition and results of operations, which, in turn, could adversely impact their ability to satisfy their contractual obligations.

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

Healthcare Reform

Healthcare is the largest industry in the U.S. based on GDP and continues to attract a great deal of legislative interest and public attention. There are currently pending various comprehensive reform initiatives that could transform the healthcare system in the United States. The U.S. House of Representatives and the U.S. Senate have each passed differing reform bills that address a number of issues, including healthcare cost-saving measures. Many of the proposals could or would affect both public and private healthcare programs and could adversely affect Medicare and other third party payments to healthcare facilities, which, in turn, could have a material adverse effect on us. Future healthcare reform or legislation or changes in the administration or implementation of governmental and non-governmental healthcare reimbursement programs also could have a material adverse effect on our operators’ liquidity, financial condition or results of operations, which could adversely affect their ability to satisfy their obligations to us and which, in turn, could have a material adverse effect on us.

The President’s Budget, released on February 2, 2010, assumed that health care reform legislation pending before Congress would be passed and, therefore, did not directly propose certain adjustments to Medicaid, Medicare and Medicare Advantage Plans, which may or may not affect the operating income of the operators of our healthcare properties. The impact of these adjustments or lack thereof, if any, has not been determined.

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

In response to widespread healthcare industry concern about the reductions in payments under the BBA, the federal government enacted the Balanced Budget Refinement Act of 1999 (“BBRA”). The BBRA increased the per diem reimbursement rates for certain high acuity patients by 20% from April 1, 2000 until case mix refinements were implemented by CMS, as explained below. The BBRA also imposed a two-year moratorium on the annual cap mandated by the BBA on physical, occupational and speech therapy services provided to a patient by outpatient rehabilitation therapy providers, including Part B covered therapy services in nursing facilities. Relief from the BBA therapy caps was subsequently extended multiple times by Congress, but these extensions expired on December 31, 2009 and have not yet been renewed by Congress. Therefore, effective January 1, 2010, Medicare coverage of therapy services at nursing facilities paid for under Medicare part B are capped at $1,860 per beneficiary per year for occupational therapy services and $1,860 per beneficiary for speech-language pathology and physical therapy services combined.

Pursuant to its final rule updating SNF Prospective Payment System (“PPS”) for the 2006 federal fiscal year, CMS refined the resource utilization groups (“RUGs”) used to determine the daily payment for beneficiaries in skilled nursing facilities by adding nine new payment categories. The result of this refinement, which became effective on January 1, 2006, was to eliminate the temporary add-on payments that Congress enacted as part of the BBRA.

Under its final rule updating LTC-DRGs for the 2007 federal fiscal year, CMS reduced reimbursement of uncollectible Medicare coinsurance amounts for all beneficiaries (other than beneficiaries of both Medicare and Medicaid) from 100% to 70% for skilled nursing facility cost reporting periods beginning on or after October 1, 2005. CMS estimated that this change in treatment of bad debt would result in a decrease in payments to skilled nursing facilities of $490 million over the five-year period from federal fiscal year 2006 to 2010. The rule also included various options for classifying and weighting patients transferred to a skilled nursing facility after a hospital stay less than the mean length of stay associated with that particular diagnosis-related group.

On July 31, 2009, CMS issued its final rule updating SNF PPS for the 2010 fiscal year (October 1, 2009 through September 30, 2010). Under the final rule, the update to the SNF PPS standard federal payment rate for skilled nursing facilities includes a 2.2% increase in the market basket index for the 2010 fiscal year. The final rule also provides a recalibration in the case-mix indexes for the resource utilization groups used to determine the daily payment for beneficiaries in skilled nursing facilities that is expected to reduce payments to skilled nursing facilities by 3.3% in fiscal year 2010. CMS estimates that net payments to skilled nursing facilities as a result of the market basket increase and the recalibration in the case-mix indexes for RUGs under the final rule would decrease by approximately $360 million, or 1.1%, in fiscal year 2010.

The July 31, 2009 final rule includes other changes that may additionally affect net payments to skilled nursing facilities, including, by way of example, implementation of the RUG-IV classification model for fiscal year 2011 and possible new requirements for the quarterly reporting of nursing home staffing data.

We cannot assure that future updates to the skilled nursing facilities prospective payment system, therapy services or Medicare reimbursement for skilled nursing facilities will not materially adversely impact our tenants or operators, which in turn could have a materially adverse affect on us. The Medicare and Medicaid programs, including payment levels and methods, are continually evolving and have been less predictable following the enactment of BBA and the subsequent reform activities. Moreover, the healthcare delivery system is under constant scrutiny and has been identified by the new administration as a key area of interest and likely reform. We cannot assure you that future healthcare legislation, changes in the administration or implementation of governmental healthcare reimbursement programs will not have a material adverse effect on our tenants’ and operators’ liquidity, financial condition or results of operations, which could adversely affect their ability to make payments to us and which, in turn, could have a material adverse effect on us.

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

Environmental Matters

A wide variety of federal, state and local environmental and occupational health and safety laws and regulations affect healthcare facility operations. These complex federal and state statutes, and their enforcement, involve myriad regulations, many of which involve strict liability on the part of the potential offender. Some of these federal and state statutes may directly impact us. Under various federal, state and local environmental laws, ordinances and regulations, an owner or operator of real property or a secured lender, such as us, may be liable for the costs of removal or remediation of hazardous or toxic substances at, under or disposed of in connection with such property, as well as other potential costs relating to hazardous or toxic substances (including government fines and damages for injuries to persons, adjacent property, and/or natural resources). This may be true even if we did not cause or contribute to the presence of such substances. The cost of any required remediation, removal, fines or personal or property damages and the owner’s or secured lender’s liability therefore could exceed or impair the value of the property, and/or the assets of the owner or secured lender. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect the owner’s ability to sell or rent such property or to borrow using such property as collateral which, in turn, could reduce our revenues. For a description of the risks associated with environmental matters, see ITEM 1A. “Risk Factors.”

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

Employees

We do not have any employees. Our officers are employees of our manager and its affiliates. We do not have any separate facilities and are completely reliant on our manager to conduct our day-to-day operations. Our Manager is reimbursed for the cost of these employees and the services delivered through a management fee under the requirements of the Management Agreement by and between Care and CIT Healthcare. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk “Related Party Transactions and Agreements — Management Agreement” below.

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

We elected on our 2007 U.S. income tax return to be taxed as a REIT under Sections 856 through 860 of the Code for our taxable year ended December 31, 2007. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our REIT taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income tax on our taxable income at regular corporate rates and we will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distributions to stockholders. However, we believe that we will operate in such a manner as to qualify for treatment as a REIT and we intend to operate in the foreseeable future in such a manner so that we will qualify as a REIT for federal income tax purposes. We may, however, be subject to certain state and local taxes.

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

At the close of each quarter of Care’s taxable year, it must also satisfy tests relating to the nature of its assets. First, at least 75% of the value of Care’s total assets must be represented by real estate assets (including shares of stock of other REITs) cash, cash items, or government securities. For purposes of this test, the term “real estate assets” generally means real property (including interests in real property and mortgages, and certain mezzanine loans) and shares in other REITs, as well as any stock or debt instrument attributable to the investment of the proceeds of a stock offering or a public debt offering with a term of at least five years, but only for the one-year period beginning on the date the proceeds are received. Second, not more than 25% of Care’s total assets may be represented by securities other than those in the 75% asset class. Third, of the investments included in the 25% asset class and except for certain investments in other REITs, “qualified REIT subsidiaries” and TRSs, the value of any one issuer’s securities owned by Care may not exceed 5% of the value of Care’s total assets, and Care may not own more than 10% of the vote or value of the securities of any one issuer. Solely for purposes of the 10% value test, however, certain securities including, but not limited to, securities having specified characteristics (“straight debt”), loans to an individual or an estate, obligations to pay rents from real property and securities issued by a REIT, are disregarded as securities. Fourth, not more than 20% (25% for taxable years beginning on or after January 1, 2009) of the value of Care’s total assets may be represented by securities of one or more TRSs.

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

A REIT may own any percentage of the voting stock and value of the securities of a corporation which jointly elects with the REIT to be a TRS, provided certain requirements are met. A TRS generally may engage in any business, including the provision of customary or noncustomary services to tenants of its parent REIT and of others, except a TRS may not manage or operate a hotel or healthcare facility. A TRS is treated as a regular corporation and is subject to federal income tax and applicable state income and franchise taxes at regular corporate rates. In addition, a 100% tax may be imposed on a REIT if its rental, service or other agreements with its TRS, or the TRS’s agreements with the REIT’s tenants, are not on arm’s-length terms. As of December 31, 2009, Care did not own any interests in subsidiaries which have elected to be taxable REIT subsidiaries (each a “TRS”).

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

Committee Charters

The Board of Directors has an Audit Committee and a Compensation, Nominating and Governance Committee, which was formed on January 28, 2010, when the board combined the functions of the then Compensation Committee and the Nominating, Corporate Governance and Investment Oversight Committee. The board of directors has adopted a written charter for the Audit Committee which is available on the Company’s website (www.carereit.com) and is in the process of adopting a charter for the Compensation, Nominating and Governance Committee.

Codes of Conduct

The Company has adopted for the officers and board of directors of Care a Code of Ethical Conduct to govern its business practices. In addition, the Company has adopted a Code of Business Conduct, not only as guidance for officers and directors of Care, but for the employees of our Manager, CIT Healthcare LLC, and its affiliates, who provide services and support to Care. Copies of each code are available on the Company’s website (www.carereit.com).

ITEM 1A.	Risk Factors

Risks Related to the Tiptree Transaction

On March 16, 2010, we announced the entry into a definitive purchase and sale agreement with Tiptree Financial Partners, L.P. (“Tiptree”) under which we have agreed to sell a significant amount of newly issued common stock to Tiptree at $9.00 per share. The sale of common stock to Tiptree is expected to result in a change in control of our company. Pursuant to the purchase and sale agreement, we have agreed to launch a cash tender offer to all of our stockholders to purchase their common stock at $9.00 per share. The following are risks associated with these contemplated transactions. The discussion of the terms of the purchase and sale agreement below is qualified in its entirety by the terms of the agreement itself, which has been filed as Exhibit 10.1 to the Company’s Form 8-K filed on March 16, 2010.

The Tiptree transaction is subject to conditions, and there can be no assurance that these conditions will be met.

Pursuant to the purchase and sale agreement, Tiptree’s obligation to purchase common stock is subject to certain conditions being met, including: (i) the representations and warranties of the Company in the purchase and sale agreement being true and correct; (ii) the Company performing all covenants and obligations required to be performed under the purchase and sale agreement, (iii) a registration rights agreement and escrow agreement being executed and in full force and effect, (iv) the receipt of all required third party consents, (v) the absence of a Company Material Adverse Effect (as defined in the purchase and sale agreement), (vi) the resignation of three of our current directors and the appointment of four designees from Tiptree to our board of directors, (vii) the receipt of an opinion of counsel regarding the validity of the shares issued to Tiptree, and (viii) the absence of any restraining orders or injunctions relating to the contemplated transactions. If any one or more of these conditions is not met, or waived, then the Tiptree transaction will not be completed.

The tender offer contemplated in the Tiptree transaction is subject to conditions, and there can be no assurance that these conditions will be met.

Pursuant to the purchase and sale agreement, our obligation to accept for payment shares validly tendered and not withdrawn on the expiration date of the tender offer is subject to the following conditions being met: (i) there being validly tendered and not withdrawn prior to the expiration date a minimum of 10,300,000 shares of our common stock, (ii) Tiptree having deposited in escrow the maximum amount of funds required to be deposited pursuant to the purchase and sale agreement, (iii) approval by our stockholders of the sale of common stock to Tiptree and the abandonment of our previously approved plan of liquidation, (iv) any waiting period applicable to the contemplated transactions having expired or been terminated under the Hart-Scott-Rodino Antitrusts Improvements Act of 1976, as amended, (v) the accuracy of the representations and warranties of Tiptree, (vi) the performance by Tiptree of the covenants and obligations required under the purchase and sale agreement, (vii) the escrow agreement being in full force and effect, (viii) the receipt of any consents required by Tiptree, (ix) the absence of any temporary restraining order, injunction or court order preventing the consummation of the contemplated transactions, or any statute, rule, regulation, or order preventing or prohibiting the consummation of the contemplated transactions and (x) the absence of any Tiptree material adverse effect. If any one or more of these conditions is not met or waived, then we will have the right, under certain circumstances, to terminate the tender offer.

Even if the conditions to completion of the Tiptree transaction and the associated tender offer are met, there can be no assurance that these transactions will be completed in a timely manner, under the same terms or at all.

There can be no assurance that the Tiptree transaction and the associated tender offer will be completed in a timely manner, under the same terms, or at all. If the Tiptree transaction is terminated for any reason, then the tender offer will also be terminated, and you will not receive the purchase price for your common stock.

If the contemplated transactions are not completed, we may pursue the plan of liquidation previously approved by our stockholders or continue to pursue other strategic alternatives.

If the contemplated transactions are not completed for any reason (including if the stockholders fail to approve the issuance of the stock to Tiptree or the abandonment of the plan of liquidation), we may pursue the plan of liquidation previously approved by our stockholders. In the event that a liquidation of the Company is pursued, material adjustments to these going concern financial statements may need to be recorded to present liquidation basis financial statements. Material adjustments which may be required for liquidation basis accounting primarily relate to reflecting assets and liabilities at their net realizable value and costs to be incurred to carry out the plan of liquidation. After such adjustments, the likely range of equity value which would be presented in liquidation basis financial statements would be between $8.05 and 8.90 per share. If the contemplated transactions are not completed for any reason (including if the stockholders fail to approve the issuance of stock to Tiptree or the abandonment of the plan of liquidation), we continue to reserve the right to entertain other proposals from third parties to enter into an alternative transaction that returns value to our stockholders, and, if required by applicable law, we will seek stockholder approval for any such alternative transaction.

Risks Related to Our Business

Adverse economic and geopolitical conditions and disruptions in the credit markets could have a material adverse effect on our results of operations, financial condition and ability to pay distributions to our stockholders.

Our business has been and may continue to be affected by market and economic challenges experienced by the global economy or real estate industry as a whole or by the local economic conditions in the markets where our properties may be located, including the current dislocations in the credit markets and general global economic recession. These current conditions, or similar conditions existing in the future, may adversely affect our results of operations, financial condition and ability to pay distributions as a result of the following, among other potential consequences:

•	the financial condition of our borrowers, tenants and operators may be adversely affected, which may result in defaults under loans or leases due to bankruptcy, lack of liquidity, operational failures or for other reasons;

•	foreclosures and losses on our healthcare-related real estate investments and mortgage loans could be higher than those generally experienced in the mortgage lending industry because a portion of the investments we make may be subordinate to other creditors;

•	our loan-to-value ratio of loans that we have previously extended would increase and our collateral coverage would weaken and increase the possibility of a loss in the event of a borrower default if there is a material decline in real estate values;

•	our ability to borrow on terms and conditions that we find acceptable, or at all, may be limited, which could reduce our ability to refinance existing debt, reduce our returns from our acquisition activities and increase our future interest expense; and

•	reduced values of our properties may limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by our properties and may reduce the availability of unsecured loans.

We are dependent upon our Manager for our success and may not find a suitable replacement if the management agreement is terminated or such key personnel are no longer available to us.

We do not have any employees. Our officers are employees of our Manager and its affiliates. We do not have any separate facilities and are completely reliant on our Manager to conduct our day-to-day operations. We depend on the diligence, skill and network of business contacts of our Manager. Our executive officers and our Manager monitor our investments. The management agreement does not require our Manager to dedicate specific personnel to fulfilling its obligations to us under the management agreement, or require personnel to dedicate a specific amount of time. The departure of a significant number of the professionals of our Manager could have a material adverse effect on our performance. On January 15, 2010, we entered into an amended and restated management agreement with our Manager, which, among other things, extends the term of the management agreement through December 31, 2011. We are subject to the risk that our Manager may terminate the management agreement and that no suitable replacement will be found to manage us. Our Manager has a right to terminate the management agreement without cause under certain circumstances. We can offer no assurance that our Manager will remain our external manager, that we will be able to find an adequate replacement for our Manager should our Manager terminate the management agreement, or that we will continue to have access to our Manager’s principals and professionals.

We may be unable to generate sufficient revenue from operations to pay our operating expenses and to make distributions to our stockholders.

As a REIT, we generally are required to distribute at least 90% of our REIT taxable income each year to our stockholders and we intend to pay quarterly dividends to our stockholders such that we distribute all or substantially all of our taxable income each year, subject to certain adjustments and sufficient available cash. However, our ability to pay dividends may be adversely affected by the risk factors described in this document. In the event of a downturn in our operating results and financial performance or unanticipated declines in the value of our asset portfolio, we may be unable to pay quarterly dividends to our stockholders. The timing and amount of our dividends are in the sole discretion of our board of directors, and will depend upon, among other factors, our earnings, financial condition, maintenance of our REIT qualification and other tax considerations and capital expenditure requirements, in each case as our board of directors may deem relevant from time to time.

Among the factors that could adversely affect our results of operations and impair our ability to pay dividends to our stockholders are:

•	the profitability of our investments;

•	defaults in our asset portfolio or decreases in the value of our portfolio; and

•	the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.

A change in any one of these factors could affect our ability to pay dividends. We cannot assure our stockholders that we will be able to pay dividends in the future or that the level of any dividends we pay will increase over time.

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

Risk Related to a Liquidation

On December 10, 2009, our Board of Directors approved a plan of liquidation and recommended that our shareholders approve the plan of liquidation. On January 28, 2010, our stockholders approved the plan of liquidation. We have entered into a definitive agreement for the sale of control of the Company and have not pursued the plan of liquidation. The following risk factors would apply in the event that we fail to close the Tiptree transaction and pursue the plan of liquidation.

Pursuing the plan of liquidation may cause us to fail to qualify as a REIT, which would lower the amount of our distributions to our stockholders.

We value our status as a REIT under the tax code because while we qualify as a REIT and distribute all of our taxable income, we generally are not subject to federal income tax. Although our board of directors does not presently intend to terminate our REIT status prior to the final distribution of our assets and our dissolution, our board of directors may take actions pursuant to the plan of liquidation which would result in such a loss of REIT status. Upon the final distribution of our assets and our dissolution, our existence and our REIT status will terminate.

However, there is a risk that our actions in pursuit of the plan of liquidation may cause us to fail to meet one or more of the requirements that must be met in order to qualify as a REIT prior to completion of the plan of liquidation. For example, to qualify as a REIT, at least 75% of our gross income must come from real estate sources and 95% of our gross income must come from real estate sources and certain other sources that are itemized in the REIT tax laws, mainly interest and dividends. We may encounter difficulties satisfying these requirements as part of the liquidation process. In addition, in selling our assets, we may recognize ordinary income in excess of the cash received. The REIT rules require us to pay out a large portion of our ordinary income in the form of a dividend to stockholders. However, to the extent that we recognize ordinary income without any cash available for distribution, and if we are unable to borrow to fund the required dividend or find another way to meet the REIT distribution requirements, we may cease to qualify as a REIT. While we expect to comply with the requirements necessary to qualify as a REIT in any taxable year, if we are unable to do so, we will, among other things (unless entitled to relief under certain statutory provisions):

•	not be allowed a deduction for dividends paid to stockholders in computing our taxable income;

•	be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates;

•	be subject to increased state and local taxes; and

•	be disqualified from treatment as a REIT for the taxable year in which we lose our qualification and for the four following taxable years.

As a result of these consequences, our failure to qualify as a REIT could substantially reduce the funds available for distribution to our stockholders.

We do not know the exact amount or timing of potential liquidation distributions.

We cannot assure our stockholders of the precise nature and amount of any distributions to our stockholders pursuant to the plan of liquidation. Furthermore, the timing of our distributions will be affected, in large part, by our ability to sell our remaining assets in a timely and orderly manner.

Our assets currently consist of one mortgage loan and investments in three healthcare real estate portfolios — the Cambridge medical office building portfolio, the Bickford assisted living, independent living and Alzheimer facility portfolio and the SMC independent and assisted living facility portfolio.

Management’s estimates of the values of our mortgage loan assets are based on comparable sales figures in prior mortgage loan sales, discussions with bidders and brokers and a confirmatory valuation provided by an outside valuation expert. Management’s estimates of the values of our healthcare real estate investments are based on management’s projections and models, the values ascribed to such investments by bidders for the company, comparable sales figures, discussions with brokers, and, with respect to our investments in Bickford and SMC, a confirmatory valuation provided to us by an outside valuation expert. Management’s estimate of the value of our 85% interest in the Cambridge medical office building portfolio is based on a net present value of the future cash flows that we expect to receive from our Cambridge investment, minus our estimated costs for operating our company during our projected holding period for our Cambridge investment. There can be no assurance that we will be able to find buyers for any or all of our assets, and if we are able to sell such assets, there can be no guaranty that the value received upon such sale will be consistent with management’s estimates.

Potential purchasers of our assets may try to take advantage of our liquidation process and offer less-than-optimal prices for our assets. We intend to seek and obtain the highest sales prices reasonably available for our assets, and believe that we can out-wait bargain-hunters; however, we cannot predict how changes in local real estate markets or in the national economy may affect the prices that we can obtain in the liquidation process. Therefore, there can be no assurance that we will receive the proceeds we expect for the sale of our assets.

The actual amount available for distribution could be more or less than the range of net liquidating distributions that we estimated in our proxy statement filed on December 28, 2009 (the “Liquidation Proxy Statement”), as updated in the Form 8-K that we filed on January 15, 2010 to announce the amendment to our management agreement (the “Total Liquidation Value Range”), depending on a number of other factors including (i) unknown liabilities or claims, (ii) unexpected or greater or lesser than expected expenses, and (iii) greater or lesser than anticipated net proceeds of asset sales.

Distributions will depend on the amount of proceeds we receive from the sale of our assets, when we receive them, and the extent to which we must establish reserves for current or future liabilities.

We are currently unable to predict the precise timing of any distributions pursuant to the plan of liquidation. The timing of any distribution will depend upon and could be delayed by, among other things, the timing of the sale of our company’s assets.

Additionally, a creditor could seek an injunction against our making distributions to our stockholders on the ground that the amounts to be distributed were needed for the payment of the liabilities and expenses. Any action of this type could delay or substantially diminish the amount, if any, available for distribution to our stockholders.

If we are unable to find buyers for our assets at our expected sales prices, our liquidating distributions may be delayed or reduced.

As of the date of this annual report on Form 10-K, none of our mortgage loans or healthcare real estate assets are subject to a binding sale agreement providing for their sale. In calculating our Total Liquidation Value Range for our assets, we assumed that we will be able to find buyers for all of our assets at amounts based on our estimated range of values for each investment. However, we may have overestimated the sales prices that we will ultimately be able to obtain for these assets. For example, in order to find buyers in a timely manner, we may be required to lower our asking price below the low end of our current estimate of the asset’s market value. If we are not able to find buyers for these assets in a timely manner or if we have overestimated the sales prices we will receive, our liquidating payments to our stockholders would be delayed or reduced. Furthermore, real estate values are constantly changing and fluctuate with changes in interest rates, supply and demand dynamics, occupancy percentages, lease rates, the availability of suitable buyers, the perceived quality and dependability of income flows from tenancies and a number of other factors, both local and national. Our liquidation proceeds may also be affected by the terms of prepayment or assumption costs associated with debt encumbering our healthcare real estate assets. In addition, minority ownership matters, transactional fees and expenses, environmental contamination at our healthcare real estate assets or unknown liabilities, if any, may adversely impact the net liquidation proceeds from those assets.

Decreases in property values may reduce the amount we receive upon a sale of our assets.

The underlying value of our healthcare real estate assets may be reduced by a number of factors that are beyond our control, including, without limitation, the following:

•	adverse changes in economic conditions;

•	the financial performance of our tenants, and the ability of our tenants to satisfy their obligations under their leases;

•	potential major repairs which are not presently contemplated or other contingent liabilities associated with the assets;

•	terminations and renewals of leases by our tenants;

•	changes in interest rates and the availability of financing;

•	competition; and

•	changes in real estate tax rates and other operating expenses

Any reduction in the value of our healthcare real estate assets would make it more difficult for us to sell such assets for the amounts that we have estimated. Reductions in the amounts that we receive when we sell our assets could decrease or delay the payment of distributions to stockholders.

If our liquidation costs or unpaid liabilities are greater than we expect, our potential liquidating distributions may be delayed or reduced.

Before making the final liquidating distribution, we will need to pay or arrange for the payment of all of our transaction costs in the liquidation, all other costs and all valid claims of our creditors. Our board of directors may also decide to acquire one or more insurance policies covering unknown or contingent claims against us, for which we would pay a premium which has not yet been determined. Our board of directors may also decide to establish a reserve fund to pay these contingent claims. The amounts of transaction costs that we will incur in the liquidation are not yet final, so we have used estimates of these costs in calculating our Total Liquidation Value Range. To the extent that we have underestimated these costs in calculating our projections, our actual liquidation value may be lower than our estimated Total Liquidation Value Range. In addition, if the claims of our creditors are greater than we have anticipated or we decide to acquire one or more insurance policies covering unknown or contingent claims against us, our liquidating distributions may be delayed or reduced. Further, if a reserve fund is established, payment of liquidating distributions to our stockholders may be delayed or reduced.

The sale of our assets may cause us to be subject to a 100% excise tax on “prohibited transactions,” which would reduce the amount of potential liquidating distributions.

REITs are subject to a 100% excise tax on any gain from “prohibited transactions,” which include sales or other dispositions of assets held for sale to customers in the ordinary course of the REIT’s trade or business. The determination of whether property is held for sale to customers in the ordinary course of our trade or business is inherently factual in nature and, thus, cannot be predicted with certainty. The tax code does provide a “safe harbor” which, if all its conditions are met, would protect a REIT’s property sales from being considered prohibited transactions, but we may not be able to satisfy these conditions. While we do not believe that any of our property should be considered to be held for sale to customers in the ordinary course of our trade or business, because of the substantial number of properties that would have to be sold and the active marketing that would be necessary, there is a risk that the Internal Revenue Service would seek to treat some or all of the property sales as prohibited transactions, resulting in the payment of taxes by us as described above, in which case the amount available for distribution to our stockholders could be significantly reduced.

If we are unable to satisfy all of our obligations to creditors, or if we have underestimated our future expenses, the amount of potential liquidation proceeds will be reduced.

If we pursue the liquidation, we will file articles of dissolution with the State Department of Assessments and Taxation of Maryland promptly after the sale of all of our remaining assets or at such time as our directors have transferred our company’s remaining assets, subject to its liabilities, into a liquidating trust. Pursuant to Maryland law, our company will continue to exist for the purpose of discharging any debts or obligations, collecting and distributing its assets, and doing all other acts required to liquidate and wind up its business and affairs. We intend to pay for all liabilities and distribute all of our remaining assets, which may be accomplished by the formation of a liquidating trust, before we file our articles of dissolution.

Under Maryland law, certain obligations or liabilities imposed by law on our stockholders, directors, or officers cannot be avoided by the dissolution. For example, if we make distributions to our stockholders without making adequate provisions for payment of creditors’ claims, our stockholders could be liable to the creditors to the extent of the distributions in excess of the amount of any payments due to creditors. The liability of any stockholder is, however, limited to the amounts previously received by such stockholder from us (and from any liquidating trust). Accordingly, in such event, a stockholder could be required to return all liquidating distributions previously made to such stockholder and a stockholder could receive nothing from us under the plan of liquidation. Moreover, in the event a stockholder has paid taxes on amounts previously received as a liquidation distribution, a repayment of all or a portion of such amount could result in a stockholder incurring a net tax cost if the stockholder’s repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. Therefore, to the extent that we have underestimated the size of our contingency reserve and distributions to our stockholders have already been made, our stockholders may be required to return some or all of such distributions.

Stockholders could be liable to creditors to the extent of liquidating distributions received if contingent reserves are insufficient to satisfy our liabilities.

If a court holds at any time that we have failed to make adequate provision for our expenses and liabilities or if the amount ultimately required to be paid in respect of such liabilities exceeds the amount available from the contingency reserve and the assets of the liquidating trust, our creditors could seek an injunction to prevent us from making distributions under the plan of liquidation on the grounds that the amounts to be distributed are needed to provide for the payment of our expenses and liabilities. Any such action could delay or substantially diminish the cash distributions to be made to stockholders and/or holders of beneficial interests of the liquidation trust under the plan of liquidation.

Distributions by us may include a return of capital.

Distributions payable to stockholders may include a return of capital as well as a return in excess of capital. Distributions exceeding taxable income will constitute a return of capital for federal income tax purposes to the extent of a stockholder’s basis. Distributions in excess of tax basis will generally constitute capital gain.

We face potential risks with asset sales.

Risks associated with the sale of properties which, if they materialize, may have a material adverse effect on amounts our stockholders may receive, include:

•	lack of demand by prospective buyers;

•	inability to find qualified buyers;

•	inability of buyers to obtain satisfactory financing;

•	lower than anticipated sale prices; and

•	the inability to close on sales of properties under contract.

The market price of our common stock may decline as we make potential liquidating distributions to our stockholders.

Our stock may be delisted from the New York Stock Exchange.

Under the rules of the New York Stock Exchange, the exchange has discretionary authority to delist our common stock if we proceed with a plan of liquidation. In addition, the exchange will commence delisting proceedings against us if (i) the average closing price of our common stock falls below $1.00 per share over a 30-day consecutive trading period, (ii) our average market capitalization falls below $15 million over a 30-day consecutive trading period, or (iii) we lose our REIT qualification. Even if the New York Stock Exchange does not move to delist our common stock, we may voluntarily delist our common stock from the exchange in an effort to reduce our operating expenses and maximize our liquidating distributions. If our common stock is delisted, our stockholders may have difficulty trading our common stock on the secondary market.

Our stockholders will not be able to buy, sell or transfer our shares of common stock after we file our Articles of Dissolution.

We may close our transfer books as of the close of business on the date on which we file Articles of Dissolution with the State Department of Assessments and Taxation of Maryland (the “Final Record Date”) if we proceed with a plan of liquidation. If we follow this course, we anticipate that the Final Record Date will be after the sale of all of our assets or such earlier time as our board of directors transfers all of our remaining assets into a liquidating trust. After the Final Record Date, we will not record any further transfers of our shares of common stock except pursuant to the provisions of a deceased stockholder’s will, intestate succession or operation of law and we will not issue any new stock certificates other than replacement certificates. In addition, after the Final Record Date, we will not issue any shares of common stock upon exercise of outstanding options. Our stockholders’ interests in a liquidating trust are likely to be non-transferable except by will, intestate succession or operation of law. It is anticipated that no further transfers of our shares of common stock will be recognized after the final record date.

Our board of directors will have the authority to sell our assets under terms less favorable than those assumed for the purpose of estimating our net liquidation value range in the Liquidation Proxy Statement.

Pursuant to the plan of liquidation, our board of directors has the authority to sell any and all of our assets on such terms and to such parties as our board of directors determines in its sole discretion. Our stockholders have no opportunity to vote on such matters and will, therefore, have no right to approve or disapprove the terms of such sales.

Our shareholders approved a plan of liquidation on January 28, 2010; however, our board of directors may amend the plan of liquidation at any time.

Even though our stockholders approved the plan of liquidation, our board of directors may amend the plan of liquidation without further stockholder approval, to the extent permitted by Maryland law.

If we continue with the plan of liquidation, distributing interests in a liquidating trust may cause our stockholders to recognize gain prior to the receipt of cash.

The REIT provisions of the tax code generally require that each year we distribute as a dividend to our stockholders 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain). Liquidating distributions we make pursuant to a plan of liquidation will qualify for the dividends paid deduction, provided that they are made within 24 months of the adoption of such plan. Conditions may arise which cause us not to be able to liquidate within such 24-month period. For instance, it may not be possible to sell our assets at acceptable prices during such period. In such event, rather than retain our assets and risk losing our status as a REIT, we may elect to contribute our remaining assets and liabilities to a liquidating trust in order to meet the 24-month requirement. We may also elect to contribute our remaining assets and liabilities to a liquidating trust within such 24-month period to avoid the costs of operating as a public company. Such a contribution would be treated as a distribution of our remaining assets to our stockholders, followed by a contribution of the assets to the liquidating trust. As a result, a stockholder would recognize gain to the extent his share of the cash and the fair market value of any assets received by the liquidating trust was greater than the stockholder’s basis in his stock, notwithstanding that the stockholder would not contemporaneously receive a distribution of cash or any other assets with which to satisfy the resulting tax liability. In addition, it is possible that the fair market value of the assets received by the liquidating trust, as estimated for purposes of determining the extent of the stockholder’s gain at the time interests in the liquidating trust are distributed to the stockholders, will exceed the cash or fair market value of property received by the liquidating trust on a sale of the assets. In this case, the stockholder would recognize a loss in a taxable year subsequent to the taxable year in which the gain was recognized, which loss may be limited under the Code.

If we pursue the plan of liquidation our accounting basis may change, which could require us to write down our assets.

If we pursue liquidation, we must change our basis of accounting from the going-concern basis to the liquidation basis of accounting.

In order for our financial statements to be in accordance with generally accepted accounting principles under the liquidation basis of accounting, all of our assets must be stated at their estimated net realizable value, and all of our liabilities must be recorded at the estimated amounts at which the liabilities are expected to be settled. Based on the most recent available information, if the plan of liquidation is adopted, we may make liquidating distributions that exceed the carrying amount of our net assets. However, we cannot assure our stockholders what the ultimate amounts of such liquidating distributions will be. Therefore, there is a risk that the liquidation basis of accounting may entail write-downs of certain of our assets to values substantially less than their respective current carrying amounts, and may require that certain of our liabilities be increased or certain other liabilities be recorded to reflect the anticipated effects of an orderly liquidation.

Until we determine to pursue the liquidation, we will continue to account for our assets and liabilities under the going-concern basis of accounting. Under the going-concern basis, assets and liabilities are expected to be realized in the normal course of business. However, long-lived assets to be sold or disposed of should be reported at the lower of carrying amount or estimated fair value less cost to sell. For long-lived assets to be held and used, when a change in circumstances occurs, our management must assess whether we can recover the carrying amounts of our long-lived assets. If our management determines that, based on all of the available information, we cannot recover those carrying amounts, an impairment of value of our long-lived assets has occurred and the assets should be written down to their estimated fair value.

In addition, write-downs in our assets could reduce the price that a third party would be willing to pay to acquire our stockholders’ shares or our assets.

Our dispute with Cambridge regarding our ability to transfer our interests in the Cambridge medical office building portfolio may impair the value of such interests, and if we are not successful in our declaratory judgment action against Cambridge, our ability to transfer our interests in the portfolio may be restricted.
Further, if we are not successful in defending against Cambridge’s counterclaim, our ability to carry out transactions may be restricted and we may incur losses.

Cambridge, our joint venture partner in the Cambridge medical office building portfolio, has asserted that it possesses the contractual right to approve any transfer, either directly or indirectly, of our interests in the portfolio. We have in the past disagreed and continue to disagree with Cambridge’s assertion and strongly believe that we have the right to transfer, without the approval of Cambridge, our Cambridge interests either through a business combination transaction involving our company or the sale of our wholly owned subsidiary that serves as the general partner of the partnership that holds the direct investment in the portfolio. We contend that Cambridge does not have the indirect right to control the business combination and other activities of the parent entities of the entity through which we made our direct investment in the portfolio. On November 25, 2009, we filed a complaint in federal district court in Texas against Cambridge and its affiliates seeking, among other things, a declaratory judgment to that effect. On January 27, 2010, the Saada Parties answered our complaint, and simultaneously filed counterclaims and a third-party complaint (the “Counterclaims”) that named our subsidiaries ERC Sub LLC and ERC Sub, L.P., external manager CIT Healthcare LLC, and Board Chairman Flint D. Besecker, as additional third-party defendants. The Counterclaims seek four declaratory judgments construing certain contracts among the parties that are basically the mirror image of our declaratory judgment claims. In addition, the Counterclaims also seek monetary damages for purported breaches of fiduciary duty and the duty of good faith and fair dealing, as well as fraudulent inducement, against us and the third-party defendants jointly and severally. The Counterclaims further request indemnification by ERC Sub, L.P., pursuant to a contract between the parties, and the imposition of a “constructive trust” on the proceeds of any future liquidation of Care, to ensure a reservoir of funds from which any liability to the Saada Parties could be paid. Although the Counterclaims do not itemize their asserted damages, they assign these damages a value of $100 million “or more.” In response to the Counterclaims, Care and the third-party defendants filed on March 5, 2010, an omnibus motion to dismiss all of the Counterclaims. Unsuccessful resolution of our dispute with Cambridge may impair the value of our Cambridge interests, which may reduce the amount of liquidating distributions our stockholders receive. In addition, if we are not successful in our declaratory judgment action, our ability to transfer our Cambridge interests may be restricted. Resolution of our dispute with Cambridge may take a considerable amount of time. We also cannot predict when our dispute with Cambridge will be resolved, if at all. Further, if we are not successful in defending against Cambridge’s counterclaim, our ability to carry out transactions may be restricted and we may incur losses.

If we are not successful in our declaratory judgment action seeking confirmation that the partnership interests held by Cambridge in the entity through which we made our investment in the Cambridge medical office building portfolio are not entitled to receive liquidating distributions from us, then the amount of potential liquidating distributions available to our stockholders may be reduced.

In connection with our investment in the Cambridge medical office building portfolio, we agreed to cause the entity through which our investment was made to issue operating partnership units to Cambridge. The partnership agreement states that these partnership units are entitled to receive an amount per unit linked to the regular quarterly dividends declared and paid on Care common stock. Cambridge has asserted that these partnership units are also entitled to receive amounts linked to other liquidating distributions that our board may declare and pay to our stockholders. We have disagreed and continue to disagree with this assertion. On November 25, 2009, we filed a complaint in federal district court in Texas against Cambridge and its affiliates seeking, among other things, a declaratory judgment that the partnership units held by Cambridge are not entitled to receive any amounts linked to any other special cash distributions declared and paid by our board to our stockholders apart from cash distributions linked to the regular quarterly dividends paid to our stockholders. On January 27, 2010, the Saada Parties answered our complaint, and simultaneously filed counterclaims and a third-party complaint alleging, among other things, that they are entitled to receive the special cash distributions. If we are not successful in our declaratory judgment action, the amount that our stockholders may receive in liquidating distributions may be decreased.

Other Risks

Our rights and the rights of our stockholders to take action against our directors and officers are limited, which could limit our stockholders’ recourse in the event of actions not in our stockholders’ best interests.

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

If the market value or income potential of real estate-related investments declines as a result of a change in interest rates, prepayment rates or other factors, we may need to increase our real estate investments and income and/or liquidate our non-qualifying assets in order to maintain our REIT status or exemption from the Investment Company Act. If the decline in real estate asset values and/or the decline in qualifying REIT income occur quickly, it may be especially difficult to maintain REIT status. These risks may be exacerbated by the illiquid nature of both real estate and non-real estate assets that we may own. We may have to make investment decisions that we would not make absent the REIT and Investment Company Act considerations.

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

The management agreement between Care and its Manager, CIT Healthcare, was negotiated between related parties. As a result, we did not have the benefit of arms-length negotiations of the type normally conducted with an unaffiliated third party and the terms, including fees payable, may not be as favorable to us as if we did engage in negotiations with an unaffiliated third party. We may choose not to enforce, or to enforce less vigorously, our rights under the management agreement because of our desire to maintain our ongoing relationship with our Manager.

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

Furthermore, some of our tenants and borrowers in the healthcare industry are heavily dependant on reimbursements from the Medicare and Medicaid programs for the bulk of their revenues. Our tenants’ and borrowers’ dependence on reimbursement revenues could cause us to suffer losses in several instances.

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

Our use of joint ventures may limit our flexibility with jointly owned investments and could adversely affect our business, results of operations and financial condition, REIT status and our ability to sell these joint venture interests.

We have invested in joint ventures with other persons or entities when circumstances warrant the use of these structures. We currently have two joint ventures that are not consolidated with our financial statements. Our aggregate investments in these joint ventures represented approximately 17.8% of our total assets at December 31, 2009. Our participation in joint ventures is subject to the risks that:

•	we could experience an impasse on certain decisions because we do not have sole decision-making authority, which could require us to expend additional resources on resolving such impasses or potential disputes;

•	our joint venture partners could have investment goals that are not consistent with our investment objectives, including the timing, terms and strategies for any investments;

•	our joint venture partners might become bankrupt, fail to fund their share of required capital contributions or fail to fulfill their obligations as a joint venture partner, which may require us to infuse our own capital into the venture on behalf of the partner despite other competing uses for such capital;

•	our joint venture partners may have competing interests in our markets that could create conflict of interest issues;

•	income and assets owned through joint-venture entities may affect our ability to satisfy requirements related to maintaining our REIT status;

•	any sale or other disposition of our interest in either joint venture may require lender consent, and we may not be able to obtain such consent or approval;

•	such transaction may also trigger other contractual rights held by a joint venture partner, lender or other third party depending on how the proposed sale is structured; and

•	there may be disagreements as to whether a consent and/or approval is required in connection with the consummation of a transaction with a joint venture partner, lender or other third party, or whether such a transaction triggers other contractual rights held by a joint venture partner, lender or other third party, and in either case, those disagreements may result in litigation.

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

We hold debt securities of healthcare-related issuers.  Our investments in debt securities involve specific risks. Our investments in debt securities are subject to risks that include:

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

Before investing in a company or making a loan to a borrower, we assess the strength and skills of such entity’s management and other factors that we believe are material to the performance of the investment. In making the assessment and otherwise conducting customary due diligence, we rely on the resources available to us and, in some cases, an investigation by third parties. This process is particularly important and subjective with respect to newly organized entities because there may be little or no information publicly available about the entities. There can be no assurance that our due diligence processes have uncovered all relevant facts or that any investment will be successful.

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

Our ability to satisfy certain REIT qualification tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Moreover, the proper classification of an instrument as debt or equity for federal income tax purposes and the tax treatment of participation interests that we hold in mortgage loans and may be uncertain in some circumstances, which could affect the application of the REIT qualification requirements as described below. Accordingly, there can be no assurance that the IRS will not contend that our interests in subsidiaries or other issuers will not cause a violation of the REIT requirements. Furthermore, as a result of these factors, our failure to qualify as a REIT also could impair our ability to implement our business strategy. Although we believe that we qualify as a REIT, we cannot assure our stockholders that we will continue to qualify or remain qualified as a REIT for tax purposes.

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

In the event that timing differences occur or we deem it appropriate to retain cash, we may borrow funds, issue additional equity securities (although we cannot assure our stockholders that we will be able to do so), pay taxable stock dividends, if possible, distribute other property or securities or engage in a transaction intended to enable us to meet the REIT distribution requirements. This may require us to raise additional capital to meet our obligations. Taking such action may not be consistent with our business plan, may increase our costs and may limit our ability to grow.

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

To qualify as a REIT under the Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) at any time during the last half of each taxable year after our first year in which we qualify as a REIT. Our charter, with certain exceptions, authorizes our board of directors to take the actions that are necessary and desirable to preserve our qualification as a REIT. Unless an exemption is granted by our board of directors, no person (as defined to include entities) may own more than 9.8% in value or in number of shares, whichever is more restrictive, of our common or capital stock. In addition, our charter generally prohibits beneficial or constructive ownership of shares of our capital stock by any person that owns, actually or constructively, an interest in any of our tenants that would cause us to own, actually or constructively, more than a 9.9% interest in any of our tenants. Our board of directors may grant an exemption in its sole discretion, subject to such conditions, representations and undertakings as it may determine. Our board of directors has granted a limited exemption from the ownership limitation to CIT Holding, our Manager, CIT, GoldenTree Asset Management LP and SAB Capital Management, L.P. but only to the extent that their ownership of our stock could not reasonably be expected to cause us to violate the REIT requirements (in which case they either would be required to sell some of our stock or would become subject to the excess share provisions of our charter, in each case to the extent necessary to enable us to satisfy the REIT requirements). In connection with the Tiptree transaction, our Board of Directors has also granted an exemption to Tiptree from the ownership limitations in our charter.

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

Pursuing the plan of liquidation may cause us to be subject to federal income tax, which would reduce the amount of our liquidating distributions.

We generally are not subject to federal income tax to the extent that we distribute to our stockholders during each taxable year (or, under certain circumstances, during the subsequent taxable year) dividends equal to our taxable income for the year. However, we are subject to federal income tax to the extent that our taxable income exceeds the amount of dividends paid to our stockholders for the taxable year. In addition, we are subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by us with respect to any calendar year are less than the sum of 85% of our ordinary income for that year, plus 95% of our capital gain net income for that year, plus 100% of our undistributed taxable income from prior years. While we intend to make distributions to our stockholders sufficient to avoid the imposition of any federal income tax on our taxable income and the imposition of the excise tax, differences in timing between the actual receipt of income and actual payment of deductible expenses, and the inclusion of such income and deduction of such expenses in arriving at our taxable income, could cause us to have to either borrow funds on a short-term basis to meet the REIT distribution requirements, find another alternative for meeting the REIT distribution requirements, or pay federal income and excise taxes. The cost of borrowing or the payment of federal income and excise taxes would reduce the funds available for distribution to our stockholders.

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

We do not own or lease any corporate property and occupy office space owned or leased by our Manager and CIT. Our corporate offices are located in midtown Manhattan at 505 Fifth Avenue, New York, NY 10017. Correspondence should be addressed to the attention of our Manager, CIT Healthcare LLC. We can be contacted at (212) 771-0505. In addition, our Manager has operations in Livingston, NJ; and Wayne, PA, which provide us certain services.

ITEM 3.	Legal Proceedings

On September 18, 2007, a class action complaint for violations of federal securities laws was filed in the United States District Court, Southern District of New York alleging that the Registration Statement relating to the initial public offering of shares of our common stock, filed on June 21, 2007, failed to disclose that certain of the assets in the contributed portfolio were materially impaired and overvalued and that we were experiencing increasing difficulty in securing our warehouse financing lines. On January 18, 2008, the court entered an order appointing co-lead plaintiffs and co-lead counsel. On February 19, 2008, the co-lead plaintiffs filed an amended complaint citing additional evidentiary support for the allegations in the complaint. We believe the complaint and allegations are without merit and intend to defend against the complaint and allegations vigorously. We filed a motion to dismiss the complaint on April 22, 2008. The plaintiffs filed an opposition to our motion to dismiss on July 9, 2008, to which we filed our reply on September 10, 2008. On March 4, 2009, the court denied our motion to dismiss. We filed our answer on April 15, 2009. At a conference held on May 15, 2009, the Court ordered the parties to make a joint submission (the “Joint Statement”) setting forth: (i) the specific statements that the plaintiffs’ claim are false and misleading; (ii) the facts on which the plaintiffs rely as showing each alleged misstatement was false and misleading; and (iii) the facts on which the defendants rely as showing those statements were true. The parties filed the Joint Statement on June 3, 2009. On July 31, 2009, the parties entered into a stipulation that narrowed the scope of the proceeding to the single issue of the warehouse financing disclosure in the Registration Statement.

On December 7, 2009, the Court ordered the parties to file an abbreviated joint pre-trial statement on April 7, 2010. The Court scheduled a pre-trial conference for April 9, 2010, at which the Court will determine based on the joint pre-trial statement whether to permit us and the other defendants to file a summary judgment motion. The outcome of this matter cannot currently be predicted. To date, Care has incurred approximately $1.0 million to defend against this complaint and any incremental costs to defend will be paid by Care’s insurer. No provision for loss related to this matter has been accrued at December 31, 2009.

On November 25, 2009, we filed a lawsuit in the U.S. District Court for the Northern District of Texas against Mr. Jean-Claude Saada and 13 of his companies (the “Saada Parties”), seeking declaratory judgments construing certain contracts among the parties and also seeking tort damages against the Saada Parties for tortious interference with prospective contractual relations and breach of the duty of good faith and fair dealing. On January 27, 2010, the Saada Parties answered our complaint, and simultaneously filed counterclaims and a third-party complaint (the “Counterclaims”) that named our subsidiaries ERC Sub LLC and ERC Sub, L.P., external manager CIT Healthcare LLC, and Board Chairman Flint D. Besecker, as additional third-party defendants. The Counterclaims seek four declaratory judgments construing certain contracts among the parties that are basically the mirror image of our declaratory judgment claims. In addition, the Counterclaims also seek monetary damages for purported breaches of fiduciary duty and the duty of good faith and fair dealing, as well as fraudulent inducement, against us and the third-party defendants jointly and severally. The Counterclaims further request indemnification by ERC Sub, L.P., pursuant to a contract between the parties, and the imposition of a “constructive trust” on the proceeds of any future liquidation of Care, to ensure a reservoir of funds from which any liability to the Saada Parties could be paid. Although the Counterclaims do not itemize their asserted damages, they assign these damages a value of $100 million “or more.” In response to the Counterclaims, Care and the third-party defendants filed on March 5, 2010, an omnibus motion to dismiss all of the Counterclaims. The outcome of this matter cannot currently be predicted. To date, Care has incurred approximately $0.2 million to defend against this complaint. No provision for loss related to this matter has been accrued at December 31, 2009.

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

Shares of our common stock began trading on The New York Stock Exchange on June 22, 2007 under the symbol “CRE”. As of March 9, 2010, there were 16 shareholders of record and approximately 1,300 beneficial owners.

The following table sets forth the high and low closing sales prices per share of our common stock and the distributions declared and paid per share on our common stock for the periods indicated:

			Dividends	Dividends
2007	High	Low	Declared	Paid

June 22 (commencement of operations) to June 30	$13.76	$13.50	—	—
Third Quarter	$14.93	$10.31	$—	$—
Fourth Quarter	$11.99	$9.73	$0.17	$0.17

2008

First Quarter	$12.23	$10.08	$0.17	$0.17
Second Quarter	$11.50	$9.43	$0.17	$0.17
Third Quarter	$12.00	$8.80	$0.17	$0.17
Fourth Quarter	$11.61	$6.85	$0.17	$0.17

2009

First Quarter	$9.30	$4.02	$0.17	—
Second Quarter	$6.33	$4.90	$0.17	$0.17
Third Quarter	$8.11	$5.02	$0.17	$0.34
Fourth Quarter	$8.55	$7.05	$0.17	$0.17

On March 12, 2010, the closing sales price of our common stock was $8.38 per share. Future distributions will be declared and paid at the discretion of the board of directors. See ITEM 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Dividends” for additional information regarding our dividends.

On October 22, 2008, we announced that the board of directors authorized the purchase, from time to time, of up to 2,000,000 shares of our common stock. On November 25, 2008, we repurchased 1,000,000 shares of our common stock from GoldenTree Asset Management LP at $8.33 per share and also paid GoldenTree the dividend of $0.17 per share declared for the third quarter of 2008.

The graph below compares the cumulative total return of Care and the S&P 500 and the Dow Jones REIT Index and Equity REIT Index from June 22, 2007 (commencement of operations) to December 31, 2009. Total return assumes quarterly reinvestment of dividends before consideration of income taxes.

INDEXED RETURNS

	Base
	Period	Quarter Ending
Company/Index	6/22/07	6/30/07	9/30/07	12/31/07	3/31/08	6/30/08	9/30/08	12/31/08	3/31/09	6/30/09	9/30/09	12/31/09

Care Investment Trust Inc.	100	101.85	88.74	80.91	80.75	73.24	90.55	62.65	40.44	38.52	56.81	57.78
S&P Index	100	100.05	102.08	98.68	89.36	86.93	79.65	62.17	53.10	61.18	70.35	74.97
Dow Jones Equity REIT Index	100	99.18	101.74	88.85	90.09	77.85	90.41	55.33	33.99	42.57	55.40	60.24
Dow Jones REIT Index	100	94.69	68.04	68.21	53.65	81.69	47.07	46.86	34.28	43.47	57.23	63.04

ITEM 6.	Selected Financial Data

Set forth below is our selected financial data for the years ended December 31, 2009, December 31, 2008 and for the period June 22, 2007 (commencement of operations) to December 31, 2007. This information should be read in conjunction with ITEM 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Operating Data

			For the Period
	For the	For the	June 22, 2007
	Year Ended	Year Ended	(Commencement
	December 31,	December 31,	of Operations) to
(In thousands, except share and per share data)	2009	2008	December 31, 2007

Total revenues	$20,009	$22,259	$12,163
Operating expenses(1)(2)	12,153	44,271	14,339
Other income (loss)
Interest expense	6,510	4,521	134
Loss from partially-owned entities	4,397	4,431	—
Net loss(2)	$(2,826)	$(30,806)	$(1,557)

Net loss per share – basic and diluted	$(0.14)	$(1.47)	$(0.07)

Cash dividends paid per share	$0.68	$0.68	$0.17

Balance Sheet Data

	As of	As of	As of
	December 31,	December 31,	December 31,
(In thousands)	2009	2008	2007

Loans held for investment	$—	$—	$236,833
Investments in loans held at LOCOM	25,325	159,916	—
Investment in real estate, net	101,539	105,130	—
Investments in partially-owned entities	56,078	64,890	72,353
Total assets	315,432	370,906	328,398
Borrowings under warehouse line of credit	—	37,781	25,000
Mortgage notes payable	81,873	82,217	—
Total liabilities	88,639	129,774	35,063
Stockholders’ equity	226,793	241,132	293,335

Other Data

			For the Period
	For the	For the	June 22, 2007
	Year Ended	Year Ended	(Commencement
	December 31,	December 31,	of Operations) to
(In thousands, except per share data)	2009	2008	December 31, 2007

Funds from Operations(3)	$10,188	$(19,832)	$(1,557)

Funds from Operations per share	$0.51	$(0.95)	$(0.07)

Adjusted Funds from Operations(3)	$6,183	$4,560	$7,902

Adjusted Funds from Operations per share — basic and diluted	$0.31	$0.22	$0.38

(1)	For 2007, includes $9,115 in stock-based compensation related to 607,690 shares granted to Care’s Manager, CIT Healthcare LLC, upon completion of Care’s initial public offering of its common stock which vested immediately.

(2)	For 2008, includes a $29,327 charge related to the valuation allowance on our loans held at LOCOM

(3)	Funds from Operations (FFO) and Available Funds from Operations (AFFO) are non-GAAP financial measures of REIT performance. See ITEM 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures” for additional information.

See discussion of a material uncertainty regarding Cambridge litigation in Item 3 Legal Proceedings.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Care Investment Trust Inc. (all references to “Care”, “the Company”, “we”, “us”, and “our” means Care Investment Trust Inc. and its subsidiaries) is an externally managed real estate investment trust (“REIT”) formed to invest in healthcare-related real estate and mortgage debt. Care was incorporated in Maryland in March 2007, and we completed our initial public offering on June 22, 2007. We were originally positioned to make mortgage investments in healthcare-related properties, and to opportunistically invest in real estate through utilizing the origination platform of our external manager, CIT Healthcare LLC (“CIT Healthcare” or our “Manager”). We acquired our initial portfolio of mortgage loan assets from the Manager in exchange for cash proceeds from our initial public offering and common stock. In response to dislocations in the overall credit market, and in particular the securitized financing markets, in late 2007, we redirected our focus to place greater emphasis on high quality healthcare-related real estate equity investments.

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

As of December 31, 2009, we maintained a diversified investment portfolio consisting of $56.1 million in unconsolidated joint ventures that own real estate, $101.5 million invested in wholly owned real estate and $25.3 million in 3 investments in mortgage loans that are held at lower of cost or market. Our current investments in healthcare real estate include medical office buildings and assisted and independent living facilities and Alzheimer facilities. Our mortgage loan portfolio is primarily composed of first mortgages on skilled nursing facilities and mixed-use facilities. In 2010, one borrower repaid one of the Company’s mortgage loans and we sold one mortgage loan to a third party.

As a REIT, we generally will not be subject to federal taxes on our REIT taxable income to the extent that we distribute our taxable income to stockholders and maintain our qualification as a REIT.

We have used short-term financing, in the form of a warehouse facility, to partially finance our investments. The Company executed a warehouse facility with Column Financial Inc, an affiliate of Credit Suisse Securities, LLC on October 1, 2007. On March 9, 2009, we repaid these borrowings in full and terminated the warehouse line. (See Note 9).

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

Consolidation

The consolidated financial statements include the Company’s accounts and those of our subsidiaries, which are wholly-owned or controlled by us. All significant intercompany balances and transactions have been eliminated.

Investments in partially-owned entities where the Company exercises significant influence over operating and financial policies of the subsidiary, but does not control the subsidiary, are reported under the equity method of accounting. Generally under the equity method of accounting, the Company’s share of the investee’s earnings or loss is included in the Company’s operating results.

Accounting Standards Codification 810 Consolidation (“ASC 810”), requires a company to identify investments in other entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and to determine which business enterprise is the primary beneficiary of the VIE. A variable interest entity is broadly defined as an entity where either the equity investors as a group, if any, do not have a controlling financial interest or the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. The Company consolidates investments in VIEs when it is determined that the Company is the primary beneficiary of the VIE at either the creation or the variable interest entity or upon the occurrence of a reconsideration event. The Company has concluded that neither of its partially-owned entities are VIEs.

Investments in Loans Held at LOCOM

Investments in loans amounted to $25.3 million at December 31, 2009. We account for our investment in loans in accordance with Accounting Standards Codification 948 Financial Services — Mortgage Banking (“ASC 948”), which codified the FASB’s Accounting for Certain Mortgage Banking. Under ASC 948, loans expected to be held for the foreseeable future or to maturity should be held at amortized cost, and all other loans should be held at the lower of cost or market (LOCOM), measured on an individual basis. In accordance with ASC 820 Fair Value Measurements and Disclosures (“ASC 820”), the Company includes nonperformance risk in calculating fair value adjustments. As specified in ASC 820, the framework for measuring fair value is based on independent observable inputs of market data and follows the following hierarchy:

Level 1 — Quoted prices in active markets for identical assets and liabilities.

Level 2 — Significant observable inputs based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuations for which all significant assumptions are observable.

Level 3 — Significant unobservable inputs that are supported by little or no market activity that are significant to the fair value of the assets or liabilities.

At December 31, 2008, in connection with our decision to reposition ourselves from a mortgage REIT to a traditional direct property ownership REIT (referred to as an equity REIT, see Notes 2, 4, and 5 to the consolidated financial statements) and as a result of existing market conditions, we transferred our portfolio of mortgage loans to LOCOM because we are no longer certain that we will hold the portfolio of loans either until maturity or for the foreseeable future. Until December 31, 2008, we held our loans until maturity, and therefore the loans had been carried at amortized cost, net of unamortized loan fees, acquisition and origination costs, unless the loans were impaired. In connection with the transfer, we recorded an initial valuation allowance of approximately $29.3 million representing the difference between our carrying amount of the loans and their estimated fair value at December 31, 2008. At December 31, 2009, the valuation allowance was reduced to $8.4 million representing the difference between the carrying amounts and estimated fair value of the Company’s three remaining loans.

Coupon interest on the loans is recognized as revenue when earned. Receivables are evaluated for collectability if a loan becomes more than 90 days past due. If fair value is lower than amortized cost, changes in fair value (gains and losses) are reported through our consolidated statement of operations through a valuation allowance on loans held at LOCOM. Loans previously written down may be written up based upon subsequent recoveries in value, but not above their cost basis.

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

Where impairment is indicated, an impairment charge is recorded based upon the excess of the recorded investment amount over the net fair value of the collateral. As of December 31, 2009, we had no impaired loans and no allowance for credit losses.

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

Upon the acquisition of real estate, we assess the fair value of acquired assets (including land, buildings and improvements, and identified intangible assets such as above and below market leases and acquired in-place leases and customer relationships) and acquired liabilities in accordance Accounting Standards Codification 805 Business Combinations (“ASC 805”), and Accounting Standards Codification 350-30 Intangibles — Goodwill and other (“ASC 350-30”), and we allocate purchase price based on these assessments. We assess fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.

Our properties, including any related intangible assets, are reviewed for impairment under ACS 360-10-35-15, Impairment or Disposal of Long-Lived Assets, (“ASC 360-10-35-15) if events or circumstances change indicating that the carrying amount of the assets may not be recoverable. Impairment exists when the carrying amount of an asset exceeds its fair value. An impairment loss is measured based on the excess of the carrying amount over the fair value. We have determined fair value by using a discounted cash flow model and an appropriate discount rate. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. If our anticipated holding periods change or estimated cash flows decline based on market conditions or otherwise, an impairment loss may be recognized. As of December 31, 2009, we have not recognized an impairment loss.

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

Income recognition will generally be suspended for loan investments at the earlier of the date at which payments become 90 days past due or when, in our opinion, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. For the years ended December 31, 2009 and 2008, we have no loans for which income recognition has been suspended.

The Company recognizes rental revenue in accordance with Accounting Standards Codification 840 Leases (“ASC 840”). ASC 840 requires that revenue be recognized on a straight-line basis over the non-cancelable term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. Renewal options in leases with rental terms that are lower than those in the primary term are excluded from the calculation of straight line rent if the renewals are not reasonably assured. We commence rental revenue recognition when the tenant takes control of the leased space. The Company recognizes lease termination payments as a component of rental revenue in the period received, provided that there are no further obligations under the lease.

Stock-based Compensation Plans

We have two stock-based compensation plans, described more fully in Note 14. We account for the plans using the fair value recognition provisions of ASC 505-50 Equity-Based Payments to Non-Employees (“ASC 505-50”) and ASC 718 — Compensation — Stock Compensation (“ASC 718”). ASC 505-50 and ASC 718 require that compensation cost for stock-based compensation be recognized ratably over the service period of the award for non employees and board members, respectively. Because all of our stock-based compensation is issued to non-employees, the amount of compensation is adjusted in each subsequent reporting period based on the fair value of the award at the end of the reporting period until such time as the award has vested or the service being provided is substantially completed or, under certain circumstances, likely to be completed, whichever occurs first.

Derivative Instruments

We account for derivative instruments in accordance with Accounting Standards Codification 815 Derivatives and Hedging (“ASC 815”). In the normal course of business, we may use a variety of derivative instruments to manage, or hedge, interest rate risk. We will require that hedging derivative instruments be effective in reducing the interest rate risk exposure they are designated to hedge. This effectiveness is essential for qualifying for hedge accounting. Some derivative instruments may be associated with an anticipated transaction. In those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction will occur. Instruments that meet these hedging criteria will be formally designated as hedges at the inception of the derivative contract.

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

Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our REIT taxable income to our stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income tax on our taxable income at regular corporate rates and we will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distributions to stockholders. However, we believe that we will operate in such a manner as to qualify for treatment as a REIT and we intend to operate in the foreseeable future in such a manner so that we will qualify as a REIT for federal income tax purposes. We may, however, be subject to certain state and local taxes.

In July 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). ASC 740 prescribes a recognition threshold and measurement attribute for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. ASC 740 requires that the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. ASC 740 was adopted by the Company and became effective beginning January 1, 2007. The implementation of ASC740 has not had a material impact on the Company’s consolidated financial statements.

Earnings per Share

We present basic earnings per share or EPS in accordance with ASC 260, Earnings per Share. We also present diluted EPS, when diluted EPS is lower than basic EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount. At December 31, 2009, diluted EPS was the same as basic EPS because all outstanding restricted stock awards were anti-dilutive. The operating partnership units issued in connection with an investment (See Note 6) are in escrow and do not impact EPS.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, real estate, loan investments and interest receivable. We may place our cash investments in excess of insured amounts with high quality financial institutions. We perform ongoing analysis of credit risk concentrations in our real estate and loan investment portfolio by evaluating exposure to various markets, underlying property types, investment structure, term, sponsors, tenant mix and other credit metrics. The collateral securing our loan investments are real estate properties located in the United States.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements, which was codified in FASB ASC 810 Consolidation (“ASC 810”). ASC 810 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. ASC 810 is effective for the Company on January 1, 2009. The Company records its investments using the equity method and does not consolidate these joint ventures. As such, there is no impact upon adoption of ASC 810 on its consolidated financial statements.

On March 20, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, which is codified in FASB ASC 815 Derivatives and Hedging Summary (“ASC 815”). The derivatives disclosure pronouncement provides for enhanced disclosures about how and why an entity uses derivatives and how and where those derivatives and related hedged items are reported in the entity’s financial statements. ASC 815 also requires certain tabular formats for disclosing such information. ASC 815 applies to all entities and all derivative instruments and related hedged items accounted for under this new pronouncement. Among other things, ASC 815 requires disclosures of an entity’s objectives and strategies for using derivatives by primary underlying risk and certain disclosures about the potential future collateral or cash requirements (that is, the effect on the entity’s liquidity) as a result of contingent credit-related features. ASC 815 is effective for the Company on January 1, 2009. The Company adopted ASC 815 in the first quarter of 2009 and included disclosures in its consolidated financial statements addressing how and why the Company uses derivative instruments, how derivative instruments are accounted for and how derivative instruments affect the Company’s financial position, financial performance, and cash flows. (See Note 9)

On January 21, 2010, the FASB issued ASU 2010-06, which amends ASC 820 to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The ASU is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years, with early adoption permitted.

Results of Operations

The following compares our results of operations for the year ended December 31, 2009, against our results of operations for the year ended December 31, 2008.

Revenue

Rental Revenues

During the year ended December 31, 2009, we recognized $12.7 million of rental revenue on the twelve properties acquired in the Bickford transaction in June 2008 and the acquisition of two additional properties from Bickford in September 2008, as compared with $6.2 million during the year ended December 31, 2008, an increase of approximately $6.5 million. The increase in revenue was the result of recognizing a full period of rental income during the year ended December 31, 2009 from the twelve properties acquired in June 2008 and the two properties acquired in September 2008 as compared with recognition of revenue for the respective portion of the full year period for these properties during the year ended December 31, 2008.

Income from Investments in Loans

We earned income on our portfolio of mortgage loan investments of approximately $7.1 million in the year ended December 31, 2009 as compared with approximately $15.8 million in 2008, a decrease of approximately $8.7 million. Our portfolio of mortgage investments are floating rate based upon LIBOR. The decrease in income related to this portfolio is primarily attributable to (i) a lower average outstanding principal from mortgage loans during the year ended December 31, 2009 as compared with the comparable period 2008 period and (ii) the decrease in average LIBOR during the year ended December 31, 2009 as compared with the year ended December 31, 2008. The lower average outstanding principal from mortgage loans was the result of loan prepayments and loan sales that occurred throughout 2009 (See Note 5 to the consolidated financial statements). The average one month LIBOR during the year ended December 31, 2009 was 0.34% as compared with 2.68% for the year ended December 31, 2008. Mitigating some of the decrease in LIBOR were interest rate floors which placed limits on how low the respective loans could reset. Our portfolio of mortgage investments are all variable rate instruments, and at December 31, 2009, had a weighted average spread of 6.76% over one month LIBOR, with an effective yield of 6.99% and an average maturity of 1.0 year at December 31, 2009.

Other Income

Other income in 2009 amounted to $0.2 million and consisted of ancillary fees which approximated the fees earned in 2008.

Expenses

Expenses for the year ended December 31, 2009 amounted to approximately $14.2 million, as compared to approximately $44.3 million for 2008, for a decrease of $31.1 million. This decrease primarily relates to a year over year change of $33.2 million from a $4.0 million 2009 benefit from valuation adjustments as compared with a $29.3 million 2008 charge for a valuation allowance on our loans held at LOCOM. The year over year decrease in expenses related to this adjustment is $33.3 million and is discussed below. The net increase in expenses, excluding the change in the valuation allowance for investments held at LOCOM, is $2.2 million. This increase consists of an increase in marketing, general and administrative expenses largely related to costs associated with pursuing strategic alternatives of $3.9 million (before considering stock-based compensation expense), an increase in depreciation and amortization related to the acquisition of the Bickford properties (Note 3) of $1.8 million, offset by a decrease in management fees of $1.9 million discussed below, and recognizing a $2.7 million loss on the sale of a mortgage loan to our Manager in 2008.

Management Fees

For the year ended December 31, 2009 we recorded management fee expense payable to our Manager under our management agreement of $2.2 million as compared with $4.1 million during the 2008 year, a decrease of $1.9 million. The decrease in management fee expense is primarily attributable to the reduction in the base management fee in accordance with the first amendment to the Company’s management agreement, which was in effect for the entire fiscal year ended December 31, 2009 as compared with five months of impact during the year ended December 31, 2008.

Marketing, General and Administrative

Marketing, general and administrative expenses amounted to $11.6 million for the year ended December 31, 2009 and consist of fees for professional services, insurance, general overhead costs for the Company and real estate taxes on our facilities, as compared with $6.6 million for the year ended December 31, 2008, an increase of approximately $5.0 million. The increase is primarily attributable to legal and advisory fees incurred during 2009 in connection with the ongoing review of the Company’s strategic direction. Pursuant to ASC 505-50, we recognized an expense of $2.3 million for the year ended December 31, 2009 related to remeasurement of stock grants as compared with an expense of $1.2 million for the year ended December 31, 2008, an increase of approximately $1.1 million. The increase was principally the result of the impact of additional share issuances and accelerated vesting of stock-based compensation resulting from the January 28, 2010 shareholder vote approving the plan of liquidation (see Notes 14 and 19 to the consolidated financial statements). Upon approval of the plan of liquidation, most of the Company’s remaining stock grants vested immediately. In addition, for each of the years ended December 31, 2009 and December 31, 2008, we paid $0.3 million in stock-based compensation related to shares of our common stock earned by our independent directors as part of their compensation. Each independent director is paid a base retainer of $100,000 annually, which is payable 50% in cash and 50% in stock. Payments are made quarterly in arrears. Shares of our common stock issued to our independent directors as part of their annual compensation vest immediately and are expensed by us accordingly.

Valuation Allowance on Loans Held at LOCOM and Realized (Gain)/ Loss on Loans Sold

The year over year valuation allowance changed favorable by $33.3 million. At December 31, 2008, reflecting a change in Care’s strategies in connection with our decision to reposition ourselves from a mortgage REIT to a traditional direct property ownership REIT (referred to as an equity REIT, see Notes 2 and 4 to the financial statements) and as a result of existing market conditions, we reclassified our portfolio of mortgage loans to LOCOM and recorded a charge of $29.3 million. During the year ended December 31, 2009 the Company recognized a favorable adjustment of $4.0 million on its loans carried at the lower of cost or market, which gives rise to the $33.3 million improvement as compared with the 2008 charge to earnings of $29.3 million. Interim assessments were made of carrying values of the loan based on available data, including sale and repayments on a quarterly basis during 2009. Gains or losses on sales are determined by comparing proceeds to carrying values based on interim assessments resulting in a gain of $1.1 million for the year ended December 31, 2009 as compared with a loss of $2.7 million for the year ended December 31, 2008. Available data included appraisals, repayments and mortgage loan sales to our manager and to third parties (see Note 5 to the financial statements).

Depreciation and Amortization

Depreciation and amortization expenses increased to $3.4 million in the fiscal year ended 2009 from $1.6 million for the comparable period in 2008, primarily as a result of recognizing a full annual period of depreciation and amortization during the year ended December 31, 2009 from the twelve Bickford properties acquired in June 2008 and the two Bickford properties acquired in September 2008 as compared with recognition of depreciation and amortization for the respective portion of the full year period for these properties during the year ended December 31, 2008.

Interest Expense

We incurred interest expense of $6.5 million for the year ended December 31, 2009, as compared with interest expense of $4.5 million for the year ended December 31, 2008, an increase of $2.0 million. The increase in interest expense is primarily attributable to the 2009 recognition of a full period of interest expense on the debt incurred to finance the acquisition of the twelve properties acquired in the Bickford transaction in June 2008 and the acquisition of the two properties in the Bickford transaction in September 2008 as compared with the recognition in 2008 of interest expense for the portion of the full year period after the respective dates of acquisition. This was partially offset by the incurrence of a full period of interest expense under our warehouse line of credit during the fiscal ended December 31, 2008 as compared with a partial quarter of interest expense under our warehouse line of credit during the year ended December 31, 2009.

Loss on Partially Owned Entities

For the year ended December 31, 2009, net loss from partially-owned entities amounted to $4.4 million as compared with a net loss of $4.4 million for the year ended December 31, 2008. Our equity in the non-cash operating loss of the Cambridge properties for the year ended 2009 was $5.6 million, which included $9.6 million attributable to our share of the depreciation and amortization expenses associated with the Cambridge properties, which was partially offset by our share of equity income in the SMC properties of $1.2 million.

Unrealized Gain on Derivative Instruments

We recognized an unrealized gain on derivative investments of approximately $0.1 million in 2009, primarily representing a decrease in the liability associated with the obligation to issue operating partnership units in connection with the Cambridge transaction.

Cash Flows

Cash and cash equivalents were $122.5 million at December 31, 2009 as compared with $31.8 million at December 31, 2008, an increase of approximately $90.7 million. Cash during the year ended 2009 was generated from $136.0 million in proceeds from our investing activities and $6.7 million from operations, offset by $51.9 million used for financing activities during the period.

Net cash provided by operating activities for the fiscal year ended December 31, 2009 amounted to $6.7 million as compared with $13.0 million for the comparable period in 2008, a decrease of approximately $6.3 million. Net loss before adjustments was $2.8 million. Equity in the operating results of, and distributions from, investments in partially-owned entities added $11.3 million. Non-cash charges for straight-line effects of lease revenue, gains on sales of loans, adjustment to our valuation allowance on loans at LOCOM, amortization of loan premium, amortization and write-off of deferred financing costs, amortization of deferred loan fees, stock based compensation, net unrealized gain on derivatives, and depreciation and amortization used less than $0.1 million. The net change in operating assets and liabilities used $1.8 million and consisted of an increase in accrued interest receivable and other assets of $1.1 million and an increase in accounts payable and accrued expenses of $0.6 million, offset by a $3.5 million decrease in other liabilities including amounts payable to a related party.

Net cash provided by investing activities for the twelve months ended December 31, 2009 was $136.0 million as compared with a use of $67.9 million for the year ended December 31, 2008, an increase of approximately $203.9 million. The increase is primarily attributable to the cash generated from the divestiture and repayment of the Company’s mortgage loans during 2009, consisting of sales of loans to our Manager of $42.2 million, sales of loans to third parties of $55.8 million and loan repayments received of $40.4 million, offset by new investments of $2.5 million during the year ended 2009, as compared with loan repayments received of $54.2 million and new investments of $122.2 million during the year ended December 31, 2008. New investments in 2008 consisted of investments in real estate of $111.0 million, investments in partially-owned entities of $0.3 million and loan investments of $10.9 million.

Net cash used in financing activities for the year ended December 31, 2009 was $51.9 million as compared with net cash provided by financing activities of $71.4 million for the year ended December 31, 2008, a decrease of $123.3 million. The decrease is primarily attributable to the repayment of $37.8 million and subsequent termination of our warehouse line of credit, dividend treasury stock purchases of $8.3 million and $1.0 million related to payment of financing costs associated with borrowings for the Bickford transaction. There were no material new borrowings during 2009 as compared with borrowings under the warehouse line of credit of $13.6 million during 2008 and borrowings of $82.2 million to finance the acquisition of 14 properties in the Bickford transaction.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain loans and other investments, pay dividends and other general business needs. Our primary sources of liquidity are rental income from our real estate properties, distributions from our joint ventures, net interest income earned on our portfolio of mortgage loans and interest income earned from our available cash balances. We also obtain liquidity from repayments of principal by our borrowers in connection with our loans.

As of December 31, 2009, the Company had $122.5 million in cash and cash equivalents. Due to the repayment of a mortgage loan in February which generated net proceeds of $9.7 million and a sale of a mortgage loan in March which generated net proceeds of $5.9 million, we had $136.3 million in cash and cash equivalents as of March 11, 2010.

Historically, we relied on borrowings under a warehouse line of credit along with a Mortgage Purchase Agreement (“MPA”) with our Manager to fund our investments. In October 2007, we obtained a warehouse line of credit from Column Financial, an affiliate of Credit Suisse, under which we borrowed funds collateralized by the mortgage loans in our portfolio. In March 2009, we repaid these borrowings in full with cash on hand. In September 2008, we entered into a Mortgage Purchase Agreement (“MPA”) with our Manager in order to secure a potential additional source of liquidity. Pursuant to the MPA, we had the right, subject to the conditions of the MPA, to cause the Manager to purchase our mortgage loans at their then-current fair market value, as determined by a third party appraiser. On January 28, 2010, upon the effective date of the second amendment to the Management Agreement with our Manager, the MPA was terminated and all outstanding notices of our intent to sell additional loans to our Manager were rescinded.

To maintain our status as a REIT under the Code, we must distribute annually at least 90% of our REIT taxable income. These distribution requirements limit our ability to retain earnings and thereby replenish or increase capital for operations.

Sale of Control of the Company

On March 16, 2010, we executed a definitive agreement with Tiptree Financial Partners, L.P. (“Tiptree” of the “Buyer”) for the sale of control of the Company in a series of contemplated transactions. Under the agreement, the parties have agreed to a sale of a quantity of shares to the Buyer to occur immediately following the completion of a cash tender offer by us for Care’s outstanding common shares. The quantity of shares to be sold to the Buyer will be that quantity which would represent at least 53.4% of the shares of the Company’s common stock on a fully diluted basis after completion of the Company’s cash tender offer. The agreement is subject to customary closing conditions and our ability to proceed with the cash tender offer.

In connection with the sale transaction contemplated by the agreement, we intend to make a cash tender offer for up to 100% of the outstanding common shares of Care stock at an offer price of $9.00 per share, subject to a minimum subscription of 10,300,000 shares of Care stock. Also, in connection with the transaction, the Company intends to terminate its existing management agreement with our Manager and it is anticipated that the resulting company will be advised by an affiliate of Tiptree.

We intend to seek shareholder approval to abandon the plan of liquidation and pursue the contemplated transactions described above. If the contemplated transactions are not completed, we may pursue the plan of liquidation as approved by the stockholders on January 28 or we may consider other strategic alternatives to liquidation. In the event that a liquidation of the Company is pursued, material adjustments to these going concern financial statements may need to be recorded to present liquidation basis financial statements. Material adjustments which may be required for liquidation basis accounting primarily relate to reflecting assets and liabilities at their net realizable value and costs to be incurred to carry out the plan of liquidation. After such adjustments, the likely range of equity value which would be presented in liquidation basis financial statement would be between $8.05 and 8.90 per share.

Contractual Obligations

The table below summarizes our contractual obligations as of December 31, 2009.

Amounts in millions	2010	2011	2012	2013	2014	Thereafter

Commitment to fund tenant improvements	$1.9	$—	$—	$—	$—	$—
Commitment to fund earn out	7.2	—	—	—	—	—
Mortgage notes payable	6.5	6.5	6.5	6.5	6.5	80.4
Management fee	1.5	1.5	—	—	—	—
Buyout fee to Manager	5.0	2.5	—	—	—	—

We have commitments at December 31, 2009 to finance tenant improvements of $1.9 million and earn out of $7.2 million. The commitment amount for the earn out is contingent upon meeting certain conditions. If those conditions are not met, our obligation to fund those commitments would be zero. $1.7 million of tenant improvement represents hold back from the initial purchase of Cambridge. No provision for the earn out contingency has been accrued at December 31, 2009. The estimated amounts and timing of the commitments to fund tenant improvements are based on projections by the managers who are affiliates of Cambridge and Bickford.

At December 31, 2009, we were obligated to pay our Manager a base management fee on a monthly basis along with a buyout fee of $7.5 million. See “Related Party Transactions and Agreements — Management Agreement” below. Pursuant to the terms of the second amendment to the Management Agreement, the Manager is also eligible for an incentive fee of $1.5 million if the cash ultimately distributed to our stockholder. Pursuant to the plan of liquidation or otherwise equals or exceeds $9.25 per share.

On June 26, 2008 with the acquisition of the twelve properties from Bickford Senior Living Group LLC, the Company entered into a mortgage loan with Red Mortgage Capital, Inc. for $74.6 million. The terms of the mortgage require interest-only payments at a fixed interest rate of 6.845% for the first twelve months. Commencing on the first anniversary and every month thereafter, the mortgage loan requires a fixed monthly payment of $0.5 million for both principal and interest until the maturity in July 2015 when the then outstanding balance of $69.6 million is due and payable. Care paid approximately $0.3 million in principal amortization during the year ended December 31, 2009. The mortgage loan is collateralized by the properties.

On September 30, 2008 with the acquisition of the two additional properties from Bickford, the Company entered into an additional mortgage loan with Red Mortgage Capital, Inc. for $7.6 million. The terms of the mortgage require interest and principal payments of approximately $52,000 based on a fixed interest rate of 7.17% until the maturity in July 2015 when the then outstanding balance of $7.1 million is due and payable. Care paid approximately $0.1 in principal amortization during the year ended December 31, 2009. The mortgage loan is collateralized by the properties.

Off-Balance Sheet Arrangements

As discussed above in “Business — Unconsolidated Joint Ventures,” we own interests in certain unconsolidated joint ventures. Our risk of loss associated with these investments is limited to our investment in the joint venture. However, under the terms of our investment in the joint venture with Cambridge, Cambridge has the contractual right to put its 15% interest in the properties to us in the event we enter into a change in control transaction. Pursuant to the terms of our joint venture with Cambridge, we provided notice to Cambridge on May 7, 2009 that we had entered into a term sheet with a third party for a transaction that would result in a change in control of Care which notice triggered Cambridge’s contractual right to “put” its interests in the joint venture to us at a price equal to the then fair market value of such interests, as mutually agreed by the parties, or, lacking such mutual agreement, at a price determined through qualified third party appraisals. Cambridge did not exercise its right to put its 15% joint venture interest to us in connection with our entry into the term sheet with the third party. As a result, we believe that Cambridge’s contractual put right expired.

Dividends

To maintain our qualification as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, determined before taking into consideration the dividends paid deduction and net capital gains. Before we pay any dividend, whether for federal income tax purposes or otherwise, we must first meet both our operating requirements and any scheduled debt service on our outstanding borrowings.

Related Party Transactions and Agreements

Management Agreement

In connection with our initial public offering, we entered into a Management Agreement with our Manager, which describes the services to be provided by our Manager and its compensation for those services. Under the Management Agreement, our Manager, subject to the oversight of our board of directors, is required to conduct our business affairs in conformity with the policies approved by our board of directors. The Management Agreement had an initial term scheduled to expire on June 30, 2010, which would automatically be renewed for one-year terms thereafter unless terminated by us or our Manager.

On September 30, 2008, we entered into an amendment (the “Amendment”) to the Management Agreement between ourselves and the Manager. Pursuant to the terms of the Amendment, the Base Management Fee (as defined in the Management Agreement) payable to the Manager under the Management Agreement was reduced from a monthly amount equal to 1/12 of 1.75% of the Company’s equity (as defined in the Management Agreement) to a monthly amount equal to 1/12 of 0.875% of the Company’s equity. In addition, pursuant to the terms of the Amendment, the Incentive Fee (as defined in the Management Agreement) payable to the Manager pursuant to the Management Agreement was eliminated and the Termination Fee (as defined in the Management Agreement) payable to the Manager upon the termination or non-renewal of the Management Agreement was amended to equal the average annual Base Management Fee as earned by the Manager during the two years immediately preceding the most recently completed fiscal quarter prior to the date of termination times three, but in no event be less than $15.4 million. No termination fee would be payable if we terminate the Management Agreement for cause.

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

On January 15, 2010, we entered into an Amended and Restated Management Agreement with our Manager. Pursuant to the terms of the Amended and Restated Management Agreement, which became effective upon approval of the Company’s plan of liquidation by our stockholders on January 28, 2010, the Base Management Fee was reduced to a monthly amount equal to (i) $125,000 from February 1, 2010 until the earlier of (x) June 30, 2010 and (y) the date on which four of the Company’s six then-existing investments have been sold; then from such date (ii) $100,000 until the earlier of (x) December 31, 2010 and (y) the date on which five of the Company’s six then-existing investments have been sold; then from such date (iii) $75,000 until the effective date of expiration or earlier termination of the Agreement by either of the Company or the Manager; provided, however, that notwithstanding the foregoing, the base management fee shall remain at $125,000 per month until the later of (a) ninety (90) days after the filing by the Company of a Form 15 with the SEC; and (b) the date that the Company is no longer subject to the reporting requirements of the Exchange Act. In addition, the termination fee payable to the Manager upon the termination or non-renewal of the Management Agreement was replaced by a buyout payment of $7.5 million, payable in installments of (i) $2.5 million upon approval of the Company’s plan of liquidation by our stockholders; (ii) $2.5 million upon the earlier of (a) April 1, 2010 and (b) the effective date of the termination of the Amended and Restated Management Agreement by either of the Company or the Manager; and (iii) $2.5 million upon the earlier of (a) June 30, 2011 and (b) the effective date of the termination of the Amended and Restated Management Agreement by either the Company or the Manager. The Amended and Restated Management Agreement also provided the Manager with an incentive fee of $1.5 million if (i) at any time prior to December 31, 2011, the aggregate cash dividends paid to the Company’s stockholders since the effective date of the Amended and Restated Management Agreement equal or exceed $9.25 per share or (ii) as of December 31, 2011, the sum of (x) the aggregate cash dividends paid to the Company’s stockholders since the effective date of the Amended and Restated Management Agreement and (y) the aggregate distributable cash equals or exceeds $9.25 per share. In the event that the aggregate distributable cash equals or exceed $9.25 per share but for the impact of payment of a $1.5 million incentive fee, the Company shall pay the Manager an incentive fee in an amount that allows the aggregate distributable cash to equal $9.25 per share. Under the Amended and Restated Management Agreement, the Mortgage Purchase Agreement by and between us and our Manager was terminated and all outstanding notices of our intent to sell additional loans to our Manager were rescinded. The Amended and Restated Management Agreement shall continue in effect, unless earlier terminated in accordance with the terms thereof, until December 31, 2011.

For the periods ended December 31, 2009 and December 31, 2008, we recognized $2.2 million and $4.1 million in management fee expense related to the base management fee, respectively. Since our initial public offering, transactions with our Manager relating to our initial public offering and the Management Agreement included:

•	The acquisition of our initial assets from our Manager upon the completion of our initial public offering. The fair value of the acquisitions was approximately $283.1 million inclusive of approximately $4.6 million in premium. In exchange for these assets, we issued 5,256,250 restricted shares of common stock to our Manager at a fair value of approximately $78.8 million and paid approximately $204.3 million in cash from the proceeds of our initial public offering.

•	Our issuance of 607,690 shares of common stock issued to our Manager concurrently with our initial public offering at a fair value of $9.1 million at date of grant. These shares vested immediately and therefore their fair value was expensed at issuance;

•	Our issuance of 133,333 restricted shares of common stock to our Manager’s employees, some of who are also our officers or directors, and 15,000 shares to our independent directors, with a total fair value of approximately $2.2 million at the date of grant. The shares granted to our Manager’s employees and the shares granted to our independent directors vested immediately upon approval of the Company’s plan of liquidation by its shareholders. Pursuant to SFAS 123R, we recognized approximately $0.3 million in expense for the period from June 22, 2007 (commencement of operations) to December 31, 2007, related to these grants.

•	Our $0.5 million liability to our Manager as of December 31, 2009 consisting primarily of accrued base management fees and $3.8 million liability to our Manager as of December 31, 2008 for professional fees paid and other third party costs incurred by our Manager on behalf of Care related to the initial public offering of our common stock ($1.5 million) and business operations $2.3 million; and

•	Expenses of $2.2 million for the base management fee as required pursuant to our agreement with our Manager for the year ended December 31, 2009 and expenses of $4.1 million for the base management fee for the comparable period in 2008.

Mortgage Purchase Agreement

On September 30, 2008, we entered into a Mortgage Purchase Agreement (“MPA”) with our Manager in order to secure a potential additional source of liquidity. Pursuant to the MPA, the Company had the right, but not the obligation, to cause the Manager to purchase its current senior mortgage assets (the “Mortgage Assets”) at their then-current fair market value, as determined by a third party appraiser. However, the MPA provided that in no event shall the Manager be obligated to purchase any Mortgage Asset if (a) the Manager had already purchased Mortgage Assets with an aggregate sale price of $125.0 million pursuant to the MPA or (b) the third party appraiser determined that the fair market value of such Mortgage Asset is greater than 105% of the then outstanding principal balance of such Mortgage Asset. On January 28, 2010, upon the effective date of the Company’s Amended and Restated Management Agreement with the Manager, the MPA was terminated and all outstanding notices of our intent to sell additional loans to our Manager were rescinded.

Pursuant to the MPA, we sold mortgage investments made to four borrowers to our Manager for total proceeds of $64.6 million. The sale of the first mortgage to our Manager closed in November 2008 for proceeds of $22.4 million and the sale of the second mortgage closed in February 2009 for proceeds of $22.5 million. Additional mortgages from two borrowers were sold to our Manager during August and September 2009 and generated cash proceeds of $2.3 million and $17.4 million, respectively.

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

Adjusted Funds from Operations

Adjusted Funds From Operations, or AFFO, is a non-GAAP financial measure. We calculate AFFO as net income (loss) (computed in accordance with GAAP), excluding gains (losses) from debt restructuring and gains (losses) from sales of property, plus the expenses associated with depreciation and amortization on real estate assets, non-cash equity compensation expenses, the effects of straight lining lease revenue, excess cash distributions from the Company’s equity method investments and one-time events pursuant to changes in GAAP and other non-cash charges. Proportionate adjustments for unconsolidated partnerships and joint ventures will also be taken when calculating the Company’s AFFO.

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

However, the Company cautions that neither FFO nor AFFO represent cash generated from operating activities in accordance with GAAP and they should not be considered as an alternative to net income (determined in accordance with GAAP), or an indication of our cash flow from operating activities (determined in accordance with GAAP), a measure of our liquidity, or an indication of funds available to fund our cash needs, including our ability to make cash distributions. In addition, our methodology for calculating FFO and / or AFFO may differ from the methodologies employed by other REITs to calculate the same or similar supplemental performance measures, and accordingly, our reported FFO and / or AFFO may not be comparable to the FFO and AFFO reported by other REITs.

FFO and AFFO for the year ended December 31, 2009, were as follows (dollars in thousands except per share data):

	For the year ended
	December 31, 2009
(In thousands, except share and per share data)	FFO	AFFO

Net loss	$(2,826)	$(2,826)
Depreciation and amortization from partially-owned entities	9,599	9,599
Depreciation and amortization on owned properties	3,415	3,415
Valuation allowance for loans carried at LOCOM	—	(4,046)
Straight-line effects of lease revenue	—	(2,411)
Excess cash distributions from the Company’s equity method investments	—	710
Write-off of deferred financing cost	—	689
Gain on Loans Sold	—	(1,064)
Obligation to issue OP Units	—	(153)
Stock-based compensation	—	2,270

Funds From Operations and Adjusted Funds From Operations	$10,188	$6,183

FFO and Adjusted FFO per share basic	$0.51	$0.31
FFO and Adjusted FFO per share diluted	$0.50	$0.31
Weighted average shares outstanding – basic	20,061,763	20,061,763
Weighted average shares outstanding – diluted	20,224,613	20,224,613

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

Our operating results will depend in large part on differences between the income from assets in our real estate and mortgage loan portfolio and our borrowing costs. At present, our portfolio of variable rate mortgage loans is funded by our equity as restrictive conditions in the securitized debt markets have not enabled us to leverage the portfolio as we originally intended. Accordingly, the income we earn on these loans is subject to variability in interest rates. At current investment levels, changes in one month LIBOR at the magnitudes listed would have the following estimated effect on our annual income from investments in loans (one month LIBOR was 0.23% at December 31, 2009):

Increase/(decrease) in income
from investments in loans
Increase/(Decrease) in interest rate*	(dollars in thousands)

(20) basis points	$(28)
Base interest rate	—
+100 basis points	142
+200 basis points	284
+300 basis points	462

*	Assumed one month LIBOR would not go below zero

In the event of a significant rising interest rate environment and/or economic downturn, delinquencies and defaults could increase and result in credit losses to us, which could adversely affect our liquidity and operating results. Further, such delinquencies or defaults could have an adverse effect on the spreads between interest-earning assets and interest-bearing liabilities.

Our funding strategy involves utilizing asset-specific debt to finance our real estate investments. Currently, the availability of liquidity is constrained due to investor concerns over dislocations in the debt markets, hedge fund losses, the large volume of unsuccessful leveraged loan syndications and related impact on the overall credit markets. These concerns have materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive. We cannot foresee when credit markets may stabilize and liquidity becomes more readily available.

ITEM 8.	Financial Statements and Supplementary Data

Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Care Investment Trust Inc. and subsidiaries
New York, NY

We have audited the accompanying consolidated balance sheets of Care Investment Trust Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2009 and 2008, and for the period from June 22, 2007 (commencement of operations) to December 31, 2007. Our audits also included the financial statement schedules listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedules and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Care Investment Trust and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years ended December 31, 2009 and 2008, and for the period from June 22, 2007 (commencement of operations) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/  DELOITTE & TOUCHE LLP
Parsippany, NJ
March 16, 2010

Care Investment Trust Inc. and Subsidiaries

Consolidated Balance Sheets
(dollars in thousands — except share and per share data)

	December 31,	December 31,
	2009	2008

Assets:
Real Estate:
Land	$5,020	$5,020
Buildings and improvements	101,000	101,524
Less: accumulated depreciation	(4,481)	(1,414)

Total real estate, net	101,539	105,130
Cash and cash equivalents	122,512	31,800
Investments in loans held at LOCOM	25,325	159,916
Investments in partially-owned entities	56,078	64,890
Accrued interest receivable	177	1,045
Deferred financing costs, net of accumulated amortization of $1,122 and $432, respectively	713	1,402
Identified intangible assets — leases in place, net	4,471	4,295
Other assets	4,617	2,428

Total Assets	$315,432	$370,906

Liabilities and Stockholders’ Equity
Liabilities:
Borrowings under warehouse line of credit	$—	$37,781
Mortgage notes payable	81,873	82,217
Accounts payable and accrued expenses	2,245	1,625
Accrued expenses payable to related party	544	3,793
Obligation to issue operating partnership units	2,890	3,045
Other liabilities	1,087	1,313

Total Liabilities	88,639	129,774
Commitments and Contingencies (Note 16)
Stockholders’ Equity:
Common stock: $0.001 par value, 250,000,000 shares authorized, 21,159,647 and 21,021,359 shares issued, respectively and 20,158,894 and 20,021,359 shares outstanding, respectively	21	21
Treasury stock	(8,334)	(8,330)
Additional paid-in-capital	301,926	299,656
Accumulated deficit	(66,820)	(50,215)

Total Stockholders’ Equity	226,793	241,132

Total Liabilities and Stockholders’ Equity	$315,432	$370,906

See Notes to Consolidated Financial Statements

Care Investment Trust Inc. and Subsidiaries

Consolidated Statements of Operations
(dollars in thousands — except share and per share data)

			Period from
			June 22, 2007
	Year Ended	Year Ended	(Commencement
	December 31,	December 31,	of Operations) to
	2009	2008	December 31, 2007

Revenue
Rental revenue	$12,710	$6,228	$—
Income from investments in loans	7,135	15,794	11,209
Other income	164	237	954

Total Revenue	20,009	22,259	12,163
Expenses
Management fees to related party	2,235	4,105	2,625
Marketing, general and administrative (including stock-based compensation expense of $2,270, $1,212 and $9,459, respectively)	11,653	6,623	11,714
Depreciation and amortization	3,375	1,554	—
Realized (gain)/loss on loans sold	(1,064)	2,662	—
Adjustment to valuation allowance on loans held at LOCOM	(4,046)	29,327	—

Operating Expenses	12,153	44,271	14,339

Other (Income) Expense
Loss from investments in partially-owned entities	4,397	4,431	—
Unrealized (income)/loss on derivative instruments	(153)	237	—
Interest income	(73)	(395)	(753)
Interest expense, including amortization of deferred financing costs	6,510	4,521	134

Net Loss	$(2,826)	$(30,806)	$(1,557)

Loss per share of common stock
Net loss, basic and diluted	$(0.14)	$(1.47)	$(0.07)

Weighted average common shares outstanding, basic and diluted	20,061,763	20,952,972	20,866,526

See Notes to Consolidated Financial Statements.

Care Investment Trust Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity
(dollars in thousands, except share data)

	Common Stock		Treasury	Additional	Accumulated
	Shares	$	Stock	Paid in Capital	Deficit	Total

Balance at June 22, 2007 (Commencement of Operations)	100	$—	$—	$—	$—	$—
Proceeds from public offering of common stock	15,000,000	15	—	224,985	—	225,000
Underwriting and offering costs				(14,837)	—	(14,837)
Issuance of common stock for the acquisition of initial assets from Manager	5,256,250	5	—	78,838	—	78,843
Stock-based compensation to Manager in common stock pursuant to the Care Investment Trust, Inc. Manager equity plan	607,690	1	—	9,114	—	9,115
Stock-based compensation to non-employees in common stock pursuant to the Care Investment Trust, Inc. Equity Plan	148,333	—	—	2,225	—	2,225
Unamortized portion of unvested common stock issued pursuant to the Care Investment Trust Inc. Equity Plan	—	—	—	(1,943)	—	(1,943)
Stock-based compensation to directors for services rendered	5,215	—	—	62	—	62
Net loss for the period from June 22, 2007 (Commencement of Operations) to December 31, 2007	—	—	—	—	(1,557)	(1,557)
Dividends declared and paid on common stock	—	—	—	—	(3,573)	(3,573)

Balance at December 31, 2007	21,017,588	21	—	298,444	(5,130)	293,335
Treasury stock purchased	(1,000,000)		(8,330)	—	—	(8,330)
Stock-based compensation, fair value net of forfeitures	(22,000)	—	—	410	—	410
Stock-based compensation to directors for services rendered	25,771	—	—	270	—	270
Warrants granted to manager	—	—	—	532	—	532
Dividends declared and paid on common stock	—	—	—	—	(14,279)	(14,279)
Net loss	—	—	—	—	(30,806)	(30,806)

Balance, December 31, 2008	20,021,359	$21	$(8,330)	$299,656	$(50,215)	$241,132

Treasury stock purchased	(753)		(4)	—	—	(4)
Stock-based compensation fair value	90,738	—	—	1,970	—	1,970
Stock-based compensation to directors for services rendered	47,550	—	—	300	—	300
Dividends declared and paid on common stock	—	—	—	—	(13,779)	(13,779)
Net loss	—	—	—	—	(2,826)	(2,826)

Balance, December 31, 2009	20,158,894	$21	$(8,334)	$301,926	$(66,820)	$226,793

See Notes to Consolidated Financial Statements

Care Investment Trust Inc. and Subsidiaries

Consolidated Statement of Cash Flows
(dollars in thousands)

			For the Period
	For the Year	For the Year	June 22, 2007
	Ended	Ended	(Commencement
	December 31,	December 31,	of Operations) to
	2009	2008	December 31, 2007

Cash Flow From Operating Activities
Net loss	$(2,826)	$(30,806)	$(1,557)
Adjustments to reconcile net loss to net cash provided by operating activities:
Increase in deferred rent receivable	(2,411)	(1,218)	—
Realized (gain)/loss on sale of loans	(1,064)	2,662	(833)
Loss from investments in partially-owned entities	4,397	4,431	—
Distribution of income from partially-owned entities	6,867	3,358	—
Amortization of loan premium paid on investment in loans	1,530	1,927	507
Amortization and write off of deferred financing cost	689	367	69
Amortization of deferred loan fees	(247)	(380)	149
Stock-based compensation to manager	—	—	9,115
Stock-based non-employee compensation	2,270	1,212	344
Depreciation and amortization on real estate, including intangible assets	3,415	1,554	—
Unrealized (gain)/loss on derivative instruments	(153)	237	—
Adjustment to valuation allowance on loans at LOCOM	(4,046)	29,327	—
Changes in operating assets and liabilities:
Accrued interest receivable	868	854	(1,899)
Other assets	220	(14)	(1,237)
Accounts payable and accrued expenses	620	116	4,628
Other liabilities including payable to related party	(3,475)	(598)	2,585

Net cash provided by operating activities	6,654	13,029	11,871
Cash Flow From Investing Activities
Purchase of initial assets from Manager	—	—	(204,272)
Sale of loans to Manager	42,249	—	—
Sale of loans to third parties	55,790	—	—
Loan repayments	40,379	54,245	64,264
Loan investments	—	(10,864)	(17,805)
Investments in partially-owned entities	(2,452)	(326)	(69,503)
Investments in real estate	—	(110,980)	—

Net cash provided by (used in) investing activities	135,966	(67,925)	(227,316)
Cash Flow From Financing Activities
Proceeds from sale of common stock	—	—	225,000
Underwriting and offering costs	—	—	(14,837)
Borrowing under mortgage notes payable	—	82,227	—
Principal payments under mortgage notes payable	(344)	—	—
Borrowings under warehouse line of credit	—	13,601	25,000
Principal payments under warehouse line of credit	(37,781)	(830)	—
Treasury stock purchases	(4)	(8,330)	—
Payment of deferred financing costs		(1,012)	(826)
Dividends paid	(13,779)	(14,279)	(3,573)

Net cash (used in) provided by financing activities	(51,908)	71,377	230,764
Net increase in cash and cash equivalents	90,712	16,481	15,319
Cash and cash equivalents, beginning of period	31,800	15,319	—

Cash and cash equivalents, end of period	$122,512	$31,800	$15,319

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$5,834	$4,181	$0.1

Issuance of Common Stock to Manager to purchase initial assets	$—	$—	$78,843

Obligation to issue operating partnership units in connection with the Cambridge Investment	$—	$—	$2,850

See Notes to Consolidated Financial Statements

Care Investment Trust Inc. and Subsidiaries — Notes to Consolidated Financial Statements

December 31, 2009, December 31, 2008 and for the Period from June 22, 2007
(Commencement of Operations) to December 31, 2007

Note 1 —	Organization

Care Investment Trust Inc. (together with its subsidiaries, the “Company” or “Care” unless otherwise indicated or except where the context otherwise requires, “we”, “us” or “our”) is a real estate investment trust (“REIT”) with a geographically diverse portfolio of senior housing and healthcare-related assets in the United States. Care is externally managed and advised by CIT Healthcare LLC (“Manager”). As of December 31, 2009, this portfolio of assets consisted of real estate and mortgage related assets for senior housing facilities, skilled nursing facilities, medical office properties and first mortgage liens on healthcare related assets. Our owned senior housing facilities are leased, under “triple-net” leases, which require the tenants to pay all property-related expenses.

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

Note 2 —	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

On December 10, 2009, our Board of Directors approved a plan of liquidation and recommended that our shareholders approve the plan of liquidation. On January 28, 2010, our shareholders approved the plan of liquidation. Under the plan of liquidation, the Board of Directors reserves the right to continue to solicit and entertain proposals from third parties to acquire all or substantially all of the company’s outstanding common stock, prior to and after approval of the plan of liquidation by our shareholders. We have entered into a material definitive agreement for a sale of control of the Company and have not pursued the plan of liquidation. Since it is not probable that the Company would liquidate, the Company has presented its financial statements on a going concern basis. See Note 19.

Accounting Standards Codification (“ASC”)

In June 2009, the Financial Accounting Standards Board (“FASB”) issued a pronouncement establishing the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP. The standard explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants. This standard is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. The Company adopted this standard in the third quarter of 2009.

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

Accounting Standards Codification 810 Consolidation (“ASC 810”), requires a company to identify investments in other entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and to determine which business enterprise is the primary beneficiary of the VIE. A variable interest entity is broadly defined as an entity where either the equity investors as a group, if any, do not have a controlling financial interest or the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. The Company consolidates investments in VIEs when it is determined that the Company is the primary beneficiary of the VIE at either the creation or the variable interest entity or upon the occurrence of a reconsideration event. The Company has concluded that neither of its partially-owned entities are VIEs.

Segment Reporting

Accounting Standards Codification 280 Segment Reporting (“ASC 280”) establishes standards for the way that public entities report information about operating segments in the financial statements. We are a REIT focused on originating and acquiring healthcare-related real estate and commercial mortgage debt and currently operate in only one reportable segment.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. Included in cash and cash equivalents at December 31, 2009 and 2008, are approximately $1.1 million and $1.3 million, respectively in customer deposits maintained in an unrestricted account.

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

Upon the acquisition of real estate, we assess the fair value of acquired assets (including land, buildings and improvements, and identified intangible assets such as above and below market leases and acquired in-place leases and customer relationships) and acquired liabilities in accordance Accounting Standards Codification 805 Business Combinations (“ASC 805”), and Accounting Standards Codification 350-30 Intangibles — Goodwill and other (“ASC 350-30”), and we allocate purchase price based on these assessments. We assess fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.

Our properties, including any related intangible assets, are reviewed for impairment under ACS 360-10-35-15, Impairment or Disposal of Long-Lived Assets, (“ASC 360-10-35-15”) if events or circumstances change indicating that the carrying amount of the assets may not be recoverable. Impairment exists when the carrying amount of an asset exceeds its fair value. An impairment loss is measured based on the excess of the carrying amount over the fair value. We have determined fair value by using a discounted cash flow model and an appropriate discount rate. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. If our anticipated holding periods change or estimated cash flows decline based on market conditions or otherwise, an impairment loss may be recognized. As of December 31, 2009, we have not recognized an impairment loss.

Loans Held at LOCOM

Valuation Allowance on Loans Held at LOCOM

Investments in loans amounted to $25.3 million at December 31, 2009. We account for our investment in loans in accordance with Accounting Standards Codification 948 Financial Services — Mortgage Banking (“ASC 948”), which codified the FASB’s Accounting for Certain Mortgage Banking Activities. Under ASC 948, loans expected to be held for the foreseeable future or to maturity should be held at amortized cost, and all other loans should be held at the lower of cost or market (LOCOM), measured on an individual basis. In accordance with ASC 820 Fair Value Measurements and Disclosures (“ASC 820”), the Company includes nonperformance risk in calculating fair value adjustments. As specified in ASC 820, the framework for measuring fair value is based on independent observable inputs of market data and follows the following hierarchy:

Level 1 — Quoted prices in active markets for identical assets and liabilities.

Level 2 — Significant observable inputs based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuations for which all significant assumptions are observable.

Level 3 — Significant unobservable inputs that are supported by little or no market activity that are significant to the fair value of the assets or liabilities.

At December 31, 2008, in connection with our decision to reposition ourselves from a mortgage REIT to a traditional direct property ownership REIT (referred to as an equity REIT, see Notes 2, 4, and 5) and as a result of existing market conditions, we transferred our portfolio of mortgage loans to LOCOM because we are no longer certain that we will hold the portfolio of loans either until maturity or for the foreseeable future. Until December 31, 2008, we held our loans until maturity, and therefore the loans had been carried at amortized cost, net of unamortized loan fees, acquisition and origination costs, unless the loans were impaired. In connection with the transfer, we recorded an initial valuation allowance of approximately $29.3 million representing the difference between our carrying amount of the loans and their estimated fair value at December 31, 2008. Interim assessments were made of carrying values of the loan based on available data, including sale and repayments on a quarterly basis during 2009. Gains or losses on sales are determined by comparing proceeds to carrying values based on interim assessments. At December 31, 2009, the valuation allowance was reduced to $8.4 million representing the difference between the carrying amounts and estimated fair value of the Company’s three remaining loans.

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

Investment in Partially-Owned Entities

We invest in preferred equity interests that allow us to participate in a percentage of the underlying property’s cash flows from operations and proceeds from a sale or refinancing. At the inception of the investment, we must determine whether such investment should be accounted for as a loan, joint venture or as real estate. Care invested in two equity investments as of December 31, 2009 and accounts for such investments as a joint venture.

The Company assesses whether there are indicators that the value of its partially owned entities may be impaired. An investment’s value is impaired if the Company determines that a decline in the value of the investment below its carrying value is other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the estimated value of the investment. As of December 31, 2009, the Company has not recognized any impairment on our partially owned entities.

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

Income recognition will generally be suspended for loan investments at the earlier of the date at which payments become 90 days past due or when, in our opinion, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. For the years ended December 31, 2009 and 2008, we have no loans for which income recognition has been suspended.

The Company recognizes rental revenue in accordance with Accounting Standards Codification 840 Leases (“ASC 840”). ASC 840 requires that revenue be recognized on a straight-line basis over the non-cancelable term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. Renewal options in leases with rental terms that are lower than those in the primary term are excluded from the calculation of straight line rent if the renewals are not reasonably assured. We commence rental revenue recognition when the tenant takes control of the leased space. The Company recognizes lease termination payments as a component of rental revenue in the period received, provided that there are no further obligations under the lease.

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

Stock-based Compensation Plans

We have two stock-based compensation plans, described more fully in Note 14. We account for the plans using the fair value recognition provisions of 505-50 Equity-Based Payments to Non-Employees (“ASC 505-50”) and ASC 718 — Compensation — Stock Compensation (“ASC 718”). ASC 505-50 and ASC 718 requires that compensation cost for stock-based compensation be recognized ratably over the service period of the award. Because all of our stock-based compensation is issued to non-employees and board members, the amount of compensation is to be adjusted in each subsequent reporting period based on the fair value of the award at the end of the reporting period until such time as the award has vested or the service being provided is substantially completed or, under certain circumstances, likely to be completed, whichever occurs first.

Derivative Instruments

We account for derivative instruments in accordance with Accounting Standards Codification 815 Derivatives and Hedging (“ASC 815”). In the normal course of business, we may use a variety of derivative instruments to manage, or hedge, interest rate risk. We will require that hedging derivative instruments be effective in reducing the interest rate risk exposure they are designated to hedge. This effectiveness is essential for qualifying for hedge accounting. Some derivative instruments may be associated with an anticipated transaction. In those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction will occur. Instruments that meet these hedging criteria will be formally designated as hedges at the inception of the derivative contract.

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

In July 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). ASC 740 prescribes a recognition threshold and measurement attribute for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. ASC 740 requires that the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. ASC 740 was adopted by the Company and became effective beginning January 1, 2007. The implementation of ASC 740 has not had a material impact on the Company’s consolidated financial statements.

Underwriting Commissions and Costs

Underwriting commissions and costs incurred in connection with our initial public offering are reflected as a reduction of additional paid-in-capital.

Organization Costs

Costs incurred to organize Care have been expensed as incurred.

Earnings per Share

We present basic earnings per share or EPS in accordance with ASC 260, Earnings per Share. We also present diluted EPS, when diluted EPS is lower than basic EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount. At December 31, 2009 and 2008, diluted EPS was the same as basic EPS because all outstanding restricted stock awards were anti-dilutive. The operating partnership units issued in connection with an investment (See Note 6) are in escrow and do not impact EPS.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Significant estimates are made for the valuation allowance on loans held at LOCOM, valuation of derivatives and impairment assessments. Actual results could differ from those estimates.

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

Recent Accounting Pronouncements

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

In June 2009, issued ASU 2009-17 to codify FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” as ASC 810 (“ASC 810”), with the objective of improving financial reporting by entities involved with variable interest entities (VIE). It retains the scope of FIN 46(R) with the addition of entities previously considered qualifying special-purpose entities, as the concept of those entities was eliminated by FASB Statement No. 166, “Accounting for Transfers of Financial Assets” (ASU 2009-16; FASB ASC 860). ASC 810 will require an analysis to determine whether the entity’s variable interest or interests give it a controlling financial interest in a VIE.

On September 30, 2009, the FASB issued ASU 2009-12 to provide guidance on measuring the fair value of certain alternative investments. The ASU amends ASC 820 to offer investors a practical expedient for measuring the fair value of investments in certain entities that calculate net asset value per share. The ASU is effective for the first reporting period (including interim periods) ending after December 15, 2009 with early adoption permitted.

On January 21, 2010, the FASB issued ASU 2010-06, which amends ASC 820 to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The ASU is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years, with early adoption permitted.

Subsequent Events

In May 2009, the FASB issued SFAS 165 Subsequent Events, which is codified in FASB ASC 855, Subsequent Events (“ASC 855”). ASC 855 introduces the concept of financial statements being available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The pronouncement is effective for interim periods ending after June 15, 2009. The Company adopted ASC 855 in the 2009 second quarter. The Company evaluates subsequent events as of the date of issuance of its financial statements and considers the impact of all events that have taken place to that date in its disclosures and financials statements when reporting on the Company’s financial position and results of operations. The Company has evaluated subsequent events through the date of filing and has determined that no other events need to be disclosed.

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

At each acquisition, we completed a preliminary assessment of the allocation of the fair value of the acquired assets (including land, buildings, equipment and in-place leases) in accordance with ASC 805 Business Combinations, and ASC 350 Intangibles — Goodwill and Other. Based upon that assessment, the final allocation of the purchase price to the fair values of the assets acquired is as follows (in millions):

Buildings, improvements and equipment	$95.1
Furniture, fixtures and equipment	5.9
Land	5.0
Identified intangibles — leases in-place (Note 7)	5.0

$111.0

Additionally, as part of the June 26, 2008 transaction we sold back a property acquired from Bickford Senior Living Group, LLC that was acquired on March 31, 2008 at its net carrying amount, which did not result in a gain or a loss to the Company.

As of December 31, 2009, the properties owned by Care, and leased to Bickford were 100% managed or operated by Bickford Senior Living Group, LLC. As an enticement for the Company to enter into the leasing arrangement for the properties, Care received additional collateral and guarantees of the lease obligation from parties affiliated with Bickford who act as subtenants under the master lease. The additional collateral pledged in support of Bickford’s obligation to the lease commitment included properties and ownership interests in affiliated companies of the subtenants.

Future minimum annual rental revenue under the non-cancelable terms of the Company’s operating leases at December 31, 2009 are as follows (in thousands):

2010	$9,527
2011	10,176
2012	10,874
2013	10,974
2014	11,062
Thereafter	108,434

$161,047

Note 4 —	Investment in Loans Held at LOCOM

As of December 31, 2009 and December 31, 2008, our net investments in loans amounted to $25.3 million and $159.9 million, respectively. During the years ended December 31, 2009 and 2008, we received $138.4 million and $54.2 million in principal repayments and proceeds from the loan sales and recognized $1.5 million and $1.9 million, respectively in amortization of the premium we paid for the purchase of our initial assets as a reduction of interest income. Our investments include senior whole loans and participations secured primarily by real estate in the form of pledges of ownership interests, direct liens or other security interests. The investments are in various geographic markets in the United States. These investments are all variable rate at December 31, 2009 and had a weighted average spread of 6.76% and 5.76% over one month LIBOR and have an average maturity of approximately 1.0 and 2.1 years at December 31, 2009 and 2008, respectively. Some loans are subject to interest rate floors. The effective yield on the portfolio was 6.99%, 6.20% and 8.22%, respectively for the years ended December 31, 2009 and December 31, 2008 and for the period from June 22, 2007 (commencement of operations) to December 31, 2007. One month LIBOR was 0.23% and 0.45% at December 31, 2009 and December 31, 2008, respectively.

December 31, 2009

	Location		Cost	Interest	Maturity
Property Type(a)	City	State	Basis (000s)	Rate	Date

SNF/ALF(e)(k)	Nacogdoches	Texas	9,338	L+3.15%	10/02/11
SNF/Sr.Appts/ALF	Various	Texas/Louisiana	14,226	L+4.30%	02/01/11
SNF(e)(g)	Various	Michigan	10,178	L+7.00%	02/19/10

Investment in loans, gross			$33,742
Valuation allowance			(8,417)

Loans held at LOCOM			$25,325

At the conclusion of 2008, upon considering changes in our strategies and changes in the marketplace discussed in Note 2, we transferred our portfolio of mortgage loans to the lower of cost or market in the December 31, 2008 financial statements because we were not certain that we would hold the portfolio of loans either until maturity or for the foreseeable future. The transfer resulted in a charge to earnings of $29.3 million.

December 31, 2008

	Location		Cost	Interest	Maturity
Property Type(a)	City	State	Basis (000s)	Rate	Date

SNF(h)	Middle River	Maryland	$9,185	L+3.75%	03/31/11
SNF/ALF/IL(j)	Various	Washington/Oregon	26,012	L+2.75%	10/04/11
SNF(b)(d)/(e)	Various	Michigan	23,767	L+2.25%	03/26/12
SNF(d)/(e)(h)	Various	Texas	6,540	L+3.00%	06/30/11
SNF(d)/(e)(h)	Austin	Texas	4,604	L+3.00%	05/30/11
SNF(b)(d)(e)	Various	Virginia	27,401	L+2.50%	03/01/12
SNF/ICF(d)/(e)(f)	Various	Illinois	29,045	L+3.00%	10/31/11
SNF(d)/(e)/(f)	San Antonio	Texas	8,412	L+3.50%	02/09/11
SNF/ALF(d)/(e)	Nacogdoches	Texas	9,696	L+3.15%	10/02/11
SNF/Sr.Appts/ALF	Various	Texas/Louisiana	15,682	L+4.30%	02/01/11
ALF(b)(e)	Daytona Beach	Florida	3,688	L+3.43%	08/11/11
SNF/IL(c)/(d)/(e)(h)	Georgetown	Texas	5,980	L+3.00%	07/31/09
SNF(i)	Aurora	Colorado	9,151	L+5.74%	08/04/10
SNF(e)	Various	Michigan	10,080	L+7.00%	02/19/10

Investment in loans, gross			$189,243
Valuation allowance			(29,327)

Loans held at LOCOM			$159,916

(a)	SNF refers to skilled nursing facilities; ALF refers to assisted living facilities; ICF refers to intermediate care facility; and Sr. Appts refers to senior living apartments.

(b)	Loans sold to Manager in 2009 at amounts equal to appraised fair value for an aggregate amount of $42.2 million. (See Note 5)

(c)	Borrower extended the maturity date to July 31, 2012 during the second quarter of 2009.

(d)	Pledged as collateral for borrowings under our warehouse line of credit as of December 31, 2008. On March 9, 2009, Care repaid the outstanding borrowings on its warehouse line in full.

(e)	The mortgages are subject to various interest rate floors ranging from 6.00% to 11.5%.

(f)	Loan prepaid in 2009 at amounts equal to remaining principal for each respective loan.

(g)	Loan repaid at maturity in February 2010 for approximately $10.0 million, see Note 19

(h)	Loans sold to a third party in September 2009 for an aggregate amount of $24.8 million

(i)	Loan sold to a third party in October 2009 for approximately $8.5 million.

(j)	Loans sold to a third party in November 2009 for aggregate proceeds of approximately $22.4 million.

(k)	Loan sold to a third party in March 2010 for approximately $6.1 million of cash proceeds before selling costs

Our mortgage portfolio (gross) at December 31, 2009 is diversified by property type and U.S. geographic region as follows (in millions of dollars):

	December 31,
	2009
	Cost	% of
By Property Type	Basis	Portfolio

Skilled Nursing	$10.2	30.2%
Mixed-use(1)	23.5	69.8%

Total	$33.7	100.0%

	December 31,
	2009
	Cost	% of
By U.S. Geographic Region	Basis	Portfolio

Midwest	$10.2	30.2%
South	23.5	69.8%

	$33.7	100.0%

(1)	Mixed-use facilities refer to properties that provide care to different segments of the elderly population based on their needs, such as Assisted Living with Skilled Nursing capabilities.

During the year ended December 31, 2009, the Company received proceeds of $37.5 million related to the prepayment of balances related to two mortgage loans and received proceeds of $42.2 million related to sales to its Manager. In addition, during the year ended December 31, 2009, the Company received $55.8 million related to sales of mortgage loans to third parties. See Note 13 for a roll forward of the investment held at fair value from December 31, 2008 to December 31, 2009. As of December 31, 2009, our portfolio of three mortgages was extended to five borrowers. Two of those three mortgage loans were sold or repaid in 2010 as indicated in (g) and (k), above. As of December 31, 2008, our portfolio of eighteen mortgages was extended to fourteen borrowers with the largest exposure to any single borrower at 20.9% of the carrying value of the portfolio. The carrying value of three loans, each to different borrowers with exposures of more than 10% of the carrying value of the total portfolio, amounted to 54.9% of the portfolio.

Note 5 —	Sales of Investments in Loans Held at LOCOM

On September 30, 2008 we finalized a Mortgage Purchase Agreement (the “Agreement”) with our Manager that provided us an option to sell loans from our investment portfolio to our Manager at the loan’s fair value on the sale date. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a discussion of the terms and conditions of the Agreement. Pursuant to the agreement, we sold loans in 2008 and 2009 as discussed below.

Pursuant to the agreement, we sold a loan with a carrying amount of approximately $24.8 million in November 2009. We incurred a loss on the sale of $2.4 million.

On February 3, 2009, we sold one loan with a net carrying amount of approximately $22.5 million as of December 31, 2008. Proceeds from the sale approximated the net carrying value of $22.5 million. We incurred a loss of $4.9 million on the sale of this loan. The loss on this loan was included in the valuation allowance on the loans held at LOCOM at December 31, 2008. On August 19, 2009, we sold two mortgage loans with a net carrying value of approximately $2.9 million as of December 31, 2008. Proceeds from the sale of those two mortgage loans approximated the net carrying value as of June 30, 2009 of $2.3 million. On September 16, 2009, we sold interests in a participation loan in Michigan with a net carrying value of approximately $19.7 million as of December 31, 2008 and reduced to $18.7 million at the time of sale as a result of principal paydown. Proceeds from the sale of the interests in the participation loan were approximately $17.4 million or approximately $1.3 million less than the net carrying value. All of these loans were sold under the Mortgage Purchase Agreement (the “Agreement”) with our Manager, which was finalized in 2008 and provided us an option to sell loans from our investment portfolio to our Manager at the loan’s fair value on the sale date. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a discussion of the terms and conditions of the Agreement.

On September 15, 2009, we sold four mortgage loans to a third party with a net carrying value of approximately $22.8 million as of December 31, 2008 and $22.4 million as of June 30, 2009. Proceeds from the sale of these four mortgage loans were approximately $24.8 million or approximately $2.4 million above the net carrying value. On October 6, 2009, we sold one mortgage loan with a net carrying value of $8.2 million as of December 31, 2008 and an adjusted value of $8.4 million as of June 30, 2009. Proceeds from the sale of this mortgage loan were approximately $8.5 million or approximately $0.1 million above the net carrying value. On November 12, 2009, we sold one mortgage loan to a third party with a net carrying value of approximately $19.3 million as of December 31, 2008 and an adjusted value of $19.9 million as of June 30, 2009. Proceeds from the sale of this mortgage loan were approximately $22.4 million or approximately $2.5 million above the net carrying value.

Note 6 —	Investment in Partially-Owned Entities

On December 31, 2007, Care, through its subsidiary ERC Sub, L.P., purchased an 85% equity interest in eight limited liability entities owning nine medical office buildings with a value of $263.0 million for $61.9 million in cash including the funding of certain reserve requirements. The Seller was Cambridge Holdings Incorporated (“Cambridge”) and the interests were acquired through a “DownREIT” partnership subsidiary, i.e., ERC Sub, L.P. The transaction also provided for the issuance of 700,000 operating partnership units to Cambridge subject to future performance of the underlying properties. These units were issued by us into escrow and will be released to Cambridge subject to the acquired properties meeting certain performance benchmarks. Based on the expected timing of the release of the operating partnership units from escrow, the fair value of the operating partnership units was $2.9 million and $3.0 million on December 31, 2009 and 2008, respectively. At December 31, 2014, each operating partnership unit held in escrow at that time is redeemable into one share of the Company’s common stock, subject to certain conditions. The Company has the option to pay cash or issue shares of company stock upon redemption.

In accordance with ASC 820, the obligation to issue operating partnership units is accounted for as a derivative instrument. Accordingly, the value of the obligation to issue the operating partnership units is reflected as a liability on the Company’s balance sheet and accordingly will be remeasured every period until the operating partnership units are released from escrow.

Care will receive an initial preferred minimum return of 8.0% on capital invested at close with 2.0% per annum escalations until certain portfolio performance metrics are achieved. As of December 31, 2009, the entities now owned with Cambridge carry $178.6 million in asset-specific mortgage debt which mature no earlier than the fourth quarter of 2016 and bear a weighted average fixed interest rate of 5.86%.

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

Summarized financial information as of December 31, 2009 and 2008, for the Company’s unconsolidated joint venture in Cambridge is as follows (amounts in millions):

	2009	2008
	Amount	Amount

Assets	$226.4	$238.0
Liabilities	190.5	192.3
Equity	35.9	45.7
Revenue	24.8	24.1
Expenses	31.4	30.6
Net loss	(6.6)	(6.5)

On December 31, 2007, the Company also formed a joint venture, SMC-CIT Holding Company, LLC, with an affiliate of Senior Management Concepts, LLC to acquire four independent and assisted living facilities located in Utah. Total capitalization of the joint venture is $61.0 million. Care invested $6.8 million in exchange for 100% of the preferred equity interests and 10% of the common equity interests of the joint venture. The Company will receive a preferred return of 15% on its invested capital and an additional common equity return equal to 10% of the projected free cash flow after payment of debt service and the preferred return. Subject to certain conditions being met, our preferred equity interest is subject to redemption at par beginning on January 1, 2010. We retain an option to put our preferred equity interest to our partner at par any time beginning on January 1, 2016. If our preferred equity interest is redeemed, we have the right to put our common equity interests to our partner within thirty days after notice at fair market value as determined by a third-party appraiser. Affiliates of Senior Management Concepts, LLC have leased the facilities from the joint venture for 15 years, expiring in 2022. Care accounts for its investment in SMC-CIT Holding Company, LLC under the equity method.

The four facilities contain 243 independent living units and 165 assisted living units. The properties were constructed in the last 25 years, and two were built in the last 10 years. Since both transactions closed on December 31, 2007, the Company recorded no income or loss on these investments for the period from June 22, 2007 (commencement of operations) to December 31, 2007.

For the years ended December 31, 2009 and December 31, 2008, our equity in the loss of our Cambridge portfolio amounted to $5.6 million and $5.6 million, respectively, which included $9.6 million and $9.4 million, respectively, attributable to our share of the depreciation and amortization expenses associated with the Cambridge properties. The Company’s investment in the Cambridge entities was $49.3 million and $58.1 million at December 31, 2009 and 2008, respectively. During the years ended December 31, 2009 and December 31, 2008, we received $5.8 million and $2.2 million in distributions from our investment in Cambridge.

For the years ended December 31, 2009 and December 31, 2008, we recognized $1.2 million and $1.1 million, respectively, in equity income from our interest in SMC and received $1.2 million and $1.1 million in distributions, respectively.

Note 7 —	Identified Intangible Assets — leases in-place, net

The following table summarizes the Company’s identified intangible assets as of December 31, 2009:

Identified intangibles — leases in-place (amounts in thousands)

Gross amount	$4,960
Accumulated amortization	(489)

$4,471

The estimated annual amortization of acquired in-place leases for each of the succeeding years as of December 31, 2008 is as follows: (amounts in thousands)

2010	331
2011	331
2012	331
2013	331
2013	331
Thereafter	2,816

The Company amortizes this intangible asset over the life of the leases on a straight-line basis.

Note 8 —	Other Assets

Other assets at December 31, 2009 and 2008 consisted of the following (amounts in thousands):

	December 31	December 31
	2009	2008

Straight-line effect of lease revenue	$3,628	$1,218
Prepaid expenses	722	390
Receivables	166	—
Deferred exit fees and other	100	820

Total other assets	$4,617	$2,428

Note 9 —	Borrowings under Warehouse Line of Credit

On October 1, 2007, Care entered into a master repurchase agreement (“Agreement”) with Column Financial, Inc. (“Column”), an affiliate of Credit Suisse, one of the underwriters of Care’s initial public offering in June 2007. This type of lending arrangement is often referred to as a warehouse facility. The Agreement provided an initial line of credit of up to $300 million, which could be increased temporarily to an aggregate amount of $400 million under the terms of the Agreement.

On March 9, 2009, Care repaid this loan in full and closed the warehouse line of credit.

Note 10 —	Mortgage Notes Payable

On June 26, 2008 with the acquisition of the twelve properties from Bickford Senior Living Group LLC, the Company entered into a mortgage loan with Red Mortgage Capital, Inc. for $74.6 million. The terms of the mortgage require interest-only payments at a fixed interest rate of 6.845% for the first twelve months. Commencing on the first anniversary and every month thereafter, the mortgage loan requires a fixed monthly payment of $0.5 million for both principal and interest until the maturity in July 2015 when the then outstanding balance of $69.6 million is due and payable. Care paid approximately $0.3 million in principal amortization during the year ended December 31, 2009. The mortgage loan is collateralized by the properties.

On September 30, 2008 with the acquisition of the two additional properties from Bickford, the Company entered into an additional mortgage loan with Red Mortgage Capital, Inc. for $7.6 million. The terms of the mortgage require interest and principal payments of approximately $52,000 based on a fixed interest rate of 7.17% until the maturity in July 2015 when the then outstanding balance of $7.1 million is due and payable. Care paid approximately $0.1 in principal amortization during the year ended December 31, 2009. The mortgage loan is collateralized by the properties.

As of December 31, 2009, principal repayments due under all borrowings for the next 5 years and thereafter are as follows (in millions):

2010	$0.9
2011	0.9
2012	0.9
2013	1.0
2014	1.0
Thereafter	77.3

Note 11 —	Other Liabilities

Other liabilities as of December 31, 2009 and 2008 consist principally of deposits and real estate escrows from borrowers amounting to $1.1 million and $1.3 million, respectively.

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

On September 30, 2008, we amended our Management Agreement (“Amendment 1”). Pursuant to the terms of the amendment, the Base Management Fee (as defined in the Management Agreement) payable to the Manager under the Management Agreement is reduced to a monthly amount equal to 1/12 of 0.875% of the Company’s equity (as defined in the Management Agreement). In addition, pursuant to the terms of the Amendment, the Incentive Fee (as defined in the Management Agreement) to the Manager pursuant to the Management Agreement has been eliminated and the Termination Fee (as defined in the Management Agreement) to the Manager upon the termination or non-renewal of the Management Agreement shall be equal to the average annual Base Management Fee as earned by the Manager during the immediately preceding two years multiplied by three, but in no event shall the Termination Fee be less than $15.4 million.

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

In accordance with ASC 505-50, the Company used the Black-Scholes option pricing model to measure the fair value of the Warrant granted with the Amendment. The Black-Scholes model valued the Warrant using the following assumptions:

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

On January 15, 2010, the Company entered into an Amended and Restated Management Agreement, dated as of January 15, 2010 (“Amendment 2”) which amends and restates the Management Agreement, dated June 27, 2007, as amended by Amendment No. 1 to the Management Agreement. Amendment 2 became effective upon approval by the Company’s stockholders of the plan of liquidation on January 28, 2010. Amendment 2 shall continue in effect, unless earlier terminated in accordance with the terms thereof, until December 31, 2011.

Amendment 2 reduces the base management fee to a monthly amount equal to (i) $125,000 from February 1, 2010 until June 30, 2010 and (ii) $100,000 until the earlier of December 31, 2010 and the sale of certain assets and (iii) $75,000 until the effective date of expiration or earlier termination of the agreement, subject to additional provisions.

Pursuant to the terms of the Amendment 2, the Company shall pay the Manager a buyout payment of $7.5 million, payable in three installments of $2.5 million on January 28, 2010 and, effectively, April 1, 2010 and either June 30, 2011 or the effective date of the termination of the agreement if earlier. Amendment 2 provides the Company and the Manager with a right to terminate the agreement without cause, under certain conditions, and the Company with a right to terminate the agreement with cause, as defined in Amendment 1.

Pursuant to the terms of Amendment 2, the Manager is eligible for an incentive fee of $1.5 million under certain conditions where cash distributed or distributable to stockholders equals or exceeds $9.25 per share. See Note 16.

We are also responsible for reimbursing the Manager for its pro rata portion of certain expenses detailed in the initial agreement and subsequent amendments, such as rent, utilities, office furniture, equipment, and overhead, among others, required for our operations. Transactions with our Manager during the year ended December 31, 2009 included:

•	Our $0.5 million liability to our Manager for professional fees paid and other third party costs incurred by our Manager on behalf of Care and management fees.

•	Our expense recognition of $0.5 million and $2.2 million for the three months and year ended December 31, 2009, respectively, for the base management fee.

•	On February 3, 2009, we sold a loan with a book value of $27.0 on the date of sale to our Manager for proceeds of $22.5 resulting in an approximate loss of $4.9 million.

•	On August 19, 2009, we sold two mortgage loans with a book value of approximately $3.7 million to our Manager for proceeds of $2.3 resulting in an approximate loss of $1.4 million.

•	On September 16, 2009, we sold interests in a participation loan in Michigan with book value of approximately $22.2 million on the date of sale to our Manager for proceeds of $17.4 million resulting in an approximate loss of $4.8 million.

Note 13 —	Fair Value of Financial Instruments

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

Investment in loans — the fair value of the portfolio is based primarily on appraisals from third parties. Investing in healthcare-related commercial mortgage debt is transacted through an over-the-counter market with minimal pricing transparency. Loans are infrequently traded and market quotes are not widely available and disseminated. The Company also gives consideration to its knowledge of the current marketplace and the credit worthiness of the borrowers in determining the fair value of the portfolio. At December 31, 2009, we valued our loans primarily based upon appraisals obtained from The Debt Exchange, Inc. or DebtX. When loans are under contract for sale or sold or repaid subsequent to the filing of our Form 10-K, they are valued at their fair value and are valued using level 2 inputs.

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

The following table presents the Company’s financial instruments carried at fair value on the consolidated balance sheet as of December 31, 2009:

	Fair Value at December 31, 2009
($ in millions)	Level 1	Level 2	Level 3	Total

Assets
Investment in loans	$—	$16.1	$9.2	$25.3

Liabilities
Obligation to issue operating partnership units(1)	$—	$—	$2.9	$2.9

	Fair Value at December 31, 2008
	Level 1	Level 2	Level 3	Total

Investment in loans	$22.5	$—	$137.4	$159.9

Liabilities
Obligation to issue operating partnership units(1)	$—	$—	$3.0	$3.0

(1)	At December 31, 2008, the fair value of our obligation to issue partnership units was $3.0 million and we recorded unrealized gain of $0.1 million on revaluation at December 31, 2009 and an unrealized loss of $0.2 million on revaluation at December 31, 2008.

The tables below present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant Level 2 and Level 3 inputs during 2009. Level 3 instruments presented in the tables include a liability to issue partnership units, which are carried at fair value. The Level 2 and Level 3 instruments were valued based upon appraisals, actual cash repayments and sales contracts or using models that, in management’s judgment, reflect the assumptions a marketplace participant would use at December 31, 2009.

	Level 3 Instruments — Fair
	Value Measurements
	Obligation to	Investment
	issue	in loans held
	Partnership	at lower of cost
($ in millions)	Units	or market

Balance, December 31, 2008	$(3.0)	$159.9
Sales of loans to Manager	—	(42.3)
Sales of loans to third parties	—	(55.8)
Loan prepayments and principal repayments	—	(40.5)
Total unrealized gains included in income statement	0.1	4.0
Transfers to Level 2	—	(16.1)

Balance, December 31, 2009	$(2.9)	$9.2

Net change in unrealized losses from obligations owed/investments still held at December 31, 2009	$0.1	$4.0

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

In addition to the amounts reflected in the financial statements at fair value as noted above, cash equivalents, accrued interest receivables, and accounts payable and accrued expenses reasonably approximate their fair values due to the short maturities of these items. Management believes that the mortgage notes payable of $74.6 million and $7.6 million that were incurred from the acquisitions of the Bickford properties on June 26, 2008 and September 30, 2008, respectively, have a fair value of approximately $85.1 million as of December 31, 2009. The fair value of the debt has been determined by evaluating the present value of the agreed upon cash flows at a discount rate reflective of financing terms currently available to us for collateral with the same credit and quality characteristics.

The Company is exposed to certain risks relating to its ongoing business. The primary risk managed by using derivative instruments is interest rate risk. Interest rate caps are entered into to manage interest rate risk associated with the Company’s borrowings. The company has no interest rate caps as of December 31, 2009.

We are required to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. The Company has not designated any of its derivatives as hedging instruments. The

Company’s financial statements included the following fair value amounts and gains and losses on derivative instruments (dollars in thousands):

	December 31,		December 31,
	2009		2008
	Balance	Balance	Balance
Derivatives not designated as	Sheet	Fair	Sheet	Fair
hedging instruments	Location	Value	Location	Value

Operating Partnership Units	Obligation to issue operating partnership units	$(2,890)	Obligation to issue operating partnership units	$(3,045)
			Other assets	7

Total Derivatives		$(2,890)		$(3,038)

		Amount of (Gain)/Loss
		Recognized in Income on
		Derivative
	Location of (Gain)/Loss	Year Ended
Derivatives not designated as	Recognized in Income on	December 31,	December 31,
hedging instruments	Derivative	2009	2008

Operating Partnership Units	Unrealized(gain)/loss on derivative instruments	$(155)	$195
Interest Rate Caps	Unrealized(gain)/loss on derivative instruments	2	42

	Total	$(153)	$237

Note 14 —	Stockholders’ Equity

Our authorized capital stock consists of 100,000,000 shares of preferred stock, $0.001 par value and 250,000,000 shares of common stock, $0.001 par value. As of December 31, 2009 and 2008, no shares of preferred stock were issued and outstanding and 21,159,647 and 21,021,359 shares of our common stock were issued respectively and 20,158,894 and 20,021,359 shares of common stock were outstanding, respectively.

Equity Plan

Restricted Stock Grants:

At the time of our initial public offering in June 2007, we issued 133,333 shares of common stock to our Manager’s employees, some of whom are officers or directors of Care and we also awarded 15,000 shares of common stock to Care’s independent board members. The shares granted to our Manager’s employees had an initial vesting date of June 22, 2010, three years from the date of grant. The shares granted to our independent board members vest ratably on the first, second and third anniversaries of the grant. During the year ended December 31, 2008, 42,000 shares of restricted stock granted to our Manager’s employees were forfeited and 10,000 shares vested due to a termination of an officer of the Manager without cause. In addition, 20,000 shares of restricted stock were granted to a board member who formerly served as an employee of our Manager. These shares had a fair value of $183,000 at issuance and had an initial vesting date of June 27, 2010.

On January 28, 2010, our shareholders approved the Company’s plan of liquidation. Under the terms of each of these awards, the approval of the plan of liquidation by our shareholders accelerated the vesting of the awards on that day.

Schedule of Non Vested Shares — Equity Plan

	Grants to	Grants to
	Independent	Manager’s	Total
	Directors	Employees	Grants

Balance at January 1, 2008	15,000	133,333	148,333
Granted	20,000	—	20,000
Vested	5,000	10,000	15,000
Forfeited	—	42,000	42,000

Balance at December 31, 2008	30,000	81,333	111,333

Granted	—	—	—
Vested	30,000	81,333	111,333
Forfeited	—	—	—

Balance at December 31, 2009	—	—	—

Restricted Stock Units:

On April 8, 2008, the Compensation Committee (the “Committee”) of the Board of Directors of Care awarded the Company’s CEO, 35,000 shares of restricted stock units (“RSUs”) under the Care Investment Trust Inc. Equity Incentive Plan (“Equity Plan”). The RSUs had a fair value of $385,000 on the grant date. The initial vesting of the award was 50% on the third anniversary of the award and the remaining 50% on the fourth anniversary of the award. Under the terms of these awards, shareholder approval of the plan of liquidation accelerated the vesting of the awards on that day.

On November 5, 2009, the Board of Directors of Care Investment Trust Inc. (the “Company”) awarded our Chairman of the Board of Directors 10,000 restricted stock units, which were initially subject to vesting in four equal installments, commencing on November 5, 2010. Under the terms of this award, shareholder approval of the plan of liquidation accelerated the vesting of this award on that day.

Long-Term Equity Incentive Programs:

On May 12, 2008, the Committee approved two new long-term equity incentive programs under the Equity Plan. The first program is an annual performance-based RSU award program (the “RSU Award Program”). All RSUs granted under the RSU Award Program included a vesting period of four years. The second program is a three-year performance share plan (the “Performance Share Plan”).

In connection with the initial adoption of the RSU Award Program, certain employees of the Manager and its affiliates were granted 68,308 RSUs on the adoption date with a grant date fair value of $0.7 million. 9,242 of these shares were forfeited in 2009. 14,763 of these shares vested in May 2009. Achievement of awards under the 2008 RSU Award Program was based upon the Company’s ability to meet both financial (AFFO per share) and strategic (shifting from a mortgage to an equity REIT) performance goals during 2008, as well as on the individual employee’s ability to meet performance goals. In accordance with the 2008 RSU Award Program 49,961 RSUs and 30,333 RSUs were granted on March 12, 2009 and May 7, 2009, respectively. RSUs granted in connection with the 2008 RSU Award Program were initially subject to the following vesting schedule:

2010	34,840
2011	52,340
2012	52,343
2013	20,074

Under the terms of each of these awards, shareholder approval of the plan of liquidation accelerated the vesting of the awards on that day.

Under the Performance Share Plan, a participant is granted a number of performance shares or units, the settlement of which will depend on the Company’s achievement of certain pre-determined financial goals at the end of the three-year performance period. Any shares received in settlement of the performance award will be issued to the participant in early 2011, without any further vesting requirements. With respect to the 2008-2010 performance periods, the performance goals relate to the Company’s ability to meet both financial (compound growth in AFFO per share) and share return goals (total shareholder return versus the Company’s healthcare equity and mortgage REIT peers). The Committee has established threshold, target and maximum levels of performance. If the Company meets the threshold level of performance, a participant will earn 50% of the performance share grant if it meets the target level of performance, a participant will earn 100% of the performance share grant and if it achieves the maximum level of performance, a participant will earn 200% of the performance share grant. As of December 31, 2009, no shares have been earned under this plan.

On December 10, 2009, the Company granted performance share awards to plan participants for an aggregate amount of 15,000 shares at target levels and an aggregate maximum of 30,000 shares. On February 23, 2009, the terms of the awards were modified such that the awards are now triggered upon the execution, during 2010, of one or more of the following transactions that results in a return of liquidity to the Company’s stockholders within the parameters expressed in the agreement: (i) a merger or other business combination resulting in the disposition of all of the issued and outstanding equity securities of the Company, (ii) a tender offer made directly to the Company’s stockholders either by the Company or a third party for at least a majority of the Company’s issued and outstanding common stock, or (iii) the declaration of aggregate distributions by the Company’s Board equal to or exceeding $8.00 per share.

As of December 31, 2009, 210,677 shares of our common stock and 197,615 RSUs had been granted pursuant to the Equity Plan and 267,516 shares remain available for future issuances. The Equity Plan will automatically expire on the 10th anniversary of the date it was adopted. Care’s Board of Directors may terminate, amend, modify or suspend the Equity Plan at any time, subject to stockholder approval in the case of amendments or modifications. We recorded $2.3 million of expense related to compensation and $1.2 million of expense related to remeasurement of grants to fair value for the years ended December 31, 2009 and 2008, respectively, Approximately $0.8 million of the expense recorded in 2009 related to accelerated vesting in the aggregate. All of the shares issued under our Equity Plan are considered non-employee awards. Accordingly, the expense for each period is determined based on the fair value of each share or unit awarded over the required performance period.

Shares Issued to Directors for Board Fees:

On January 5, 2009, April 3, 2009, July 1, 2009, October 1, 2009, and January 4, 2010, respectively, 9,624, 13,734, 14,418, 9,774 and 8,030 shares of common stock with an aggregate fair value of approximately $300,000 were granted to our independent directors as part of their annual retainer. Each independent director receives an annual base retainer of $100,000, payable quarterly in arrears, of which 50% is paid in cash and 50% in common stock of Care. Shares granted as part of the annual retainer vest immediately and are included in general and administrative expense.

Manager Equity Plan

Upon completion of our initial public offering in June 2007, approximately $1.3 million shares were made available and we granted 607,690 fully vested shares of our common stock to our Manager under the Manager Equity Plan. These shares are subject to our Manager’s right to register the resale of such shares pursuant to a registration rights agreement we entered into with our Manager in connection with our initial public offering. At December 31, 2009, 282,945 shares are available for future issuances under the Manager Equity Plan. The Manager Equity Plan will automatically expire on the 10th anniversary of the date it was adopted. Care’s Board of Directors may terminate, amend, modify or suspend the Manager Equity Plan at any time, subject to stockholder approval in the case of amendments or modifications.

The 282,945 shares available for future issuance under the Manager Equity Plan are net of 435,000 shares that may be issued upon conversion of a warrant issued to our Manager described in Note 12.

Note 15 —	Loss per share ($ in thousands, except share and per share data)

			For the Period from
			June 22, 2007
	For the Year	For the Year	(Commencement of
	Ended	Ended	Operations) to
	December 31, 2009	December 31, 2008	December 31, 2007

Loss per share — basic and diluted	$(0.14)	$(1.47)	$(0.07)
Numerator
Net loss	$(2,826)	$(30,806)	$(1,557)
Denominator
Weighted Average Common Shares Outstanding	20,061,763	20,952,972	20,866,526

Diluted loss per share was the same as basic loss per share for each period because all outstanding restricted stock awards were anti-dilutive.

Note 16 —	Commitments and Contingencies

At December 31, 2009, Care was obligated to provide approximately $1.9 million in tenant improvements related to our purchase of the Cambridge properties in 2010. Care is also obligated to fund additional payments for expansion of four of the facilities acquired in the Bickford transaction on June 26, 2008. The maximum amount that the Company is obligated to fund is $7.2 million. Since these payments would increase our investment in the properties, the minimum base rent and additional base rent would increase based on the amounts funded. After funding the expansion payments and meeting certain conditions as outlined in the documents associated with the transaction, the sellers are entitled to the balance of the commitment of $7.2 million less the total of all expansion payments made in conjunction with the properties. As of December 31, 2009, no expansion payments have been requested and Bickford has yet to meet any of a series of conditions which would need to be satisfied by July 26, 2010 in accordance with the terms of the agreement.

Under our Management Agreement, our Manager, subject to the oversight of the Company’s board of directors, is required to manage the day-to-day activities of Care, for which the Manager receives a base management fee. The Management Agreement was amended on January 15, 2010, effective on January 28, 2010 (see Note 12).

Under the amended terms, the agreement expires on December 31, 2011. The base management fee is payable monthly in arrears in an amount equal to 1/12 of 0.875% of the Company’s stockholders’ GAAP equity for January 2010 and $125,000 per month thereafter, subject to reduction to $100,000 per month under certain conditions.

In addition, under the amended terms the Company is obligated to make buyout payments, which replaced a termination fee contingency. The buyout payments were paid or payable as follows: (i) $2.5 million paid on January 29, 2010, (ii) $2.5 million upon the earlier of (a) April 1, 2010 and (b) the effective date of the termination of the Agreement by either of the Company or the Manager; and (iii) $2.5 million upon the earlier of (a) June 30, 2011 and (b) the effective date of the termination of the Agreement by either the Company or the Manager.

The table below summarizes our contractual obligations as of December 31, 2009.

Amounts in millions	2010	2011	2012	2013	2014	Thereafter

Commitment to fund tenant improvements	$1.9	$—	$—	$—	$—	$—
Commitment to fund earn out	7.2	—	—	—	—	—
Mortgage notes payable	6.5	6.5	6.5	6.5	6.5	80.4
Management fee	1.5	1.5	—	—	—	—
Buyout fee to Manager	5.0	2.5	—	—	—	—

Care has commitments at December 31, 2009 to finance tenant improvements of $1.9 million and earn out of $7.2 million under certain conditions. The commitment amount for the earn out is contingent upon meeting certain conditions. If those conditions are not met, our obligation to fund those commitments would be zero. $1.7 million of tenant improvement represents hold back from the initial purchase of Cambridge. No provision for the earn out contingency has been accrued at December 31, 2009. The estimated amounts and timing of the commitments to fund tenant improvements are based on projections by the managers who are affiliates of Cambridge and Bickford.

Pursuant to terms of Amendment 2 to the Management Agreement, the Manager is eligible for an incentive fee of $1.5 million under certain conditions where distributable cash to stockholders equals or exceeds $9.25 per share. No provision has been made for the incentive fee.

On September 18, 2007, a class action complaint for violations of federal securities laws was filed in the United States District Court, Southern District of New York alleging that the Registration Statement relating to the initial public offering of shares of our common stock, filed on June 21, 2007, failed to disclose that certain of the assets in the contributed portfolio were materially impaired and overvalued and that we were experiencing increasing difficulty in securing our warehouse financing lines. On January 18, 2008, the court entered an order appointing co-lead plaintiffs and co-lead counsel. On February 19, 2008, the co-lead plaintiffs filed an amended complaint citing additional evidentiary support for the allegations in the complaint. We believe the complaint and allegations are without merit and intend to defend against the complaint and allegations vigorously. We filed a motion to dismiss the complaint on April 22, 2008. The plaintiffs filed an opposition to our motion to dismiss on July 9, 2008, to which we filed our reply on September 10, 2008. On March 4, 2009, the court denied our motion to dismiss. We filed our answer on April 15, 2009. At a conference held on May 15, 2009, the Court ordered the parties to make a joint submission (the “Joint Statement”) setting forth: (i) the specific statements that the plaintiffs’ claim are false and misleading; (ii) the facts on which the plaintiffs rely as showing each alleged misstatement was false and misleading; and (iii) the facts on which the defendants rely as showing those statements were true. The parties filed the Joint Statement on June 3, 2009. On July 31, 2009, the parties entered into a stipulation that narrowed the scope of the proceeding to the single issue of the warehouse financing disclosure in the Registration Statement.

On December 7, 2009, the Court ordered the parties to file an abbreviated joint pre-trial statement on April 7, 2010. The Court scheduled a pre-trial conference for April 9, 2010, at which the Court will determine based on the joint pre-trial statement whether to permit us and the other defendants to file a summary judgment motion. The outcome of this matter cannot currently be predicted. To date, Care has incurred approximately $1.0 million to defend against this complaint and any incremental costs to defend will be paid by Care’s insurer. No provision for loss related to this matter has been accrued at December 31, 2009.

On November 25, 2009, we filed a lawsuit in the U.S. District Court for the Northern District of Texas against Mr. Jean-Claude Saada and 13 of his companies (the “Saada Parties”), seeking declaratory judgments construing certain contracts among the parties and also seeking tort damages against the Saada Parties for tortious interference with prospective contractual relations and breach of the duty of good faith and fair dealing. On January 27, 2010, the Saada Parties answered our complaint, and simultaneously filed counterclaims and a third-party complaint (the “Counterclaims”) that named our subsidiaries ERC Sub LLC and ERC Sub, L.P., external manager CIT Healthcare LLC, and Board Chairman Flint D. Besecker, as additional third-party defendants. The Counterclaims seek four declaratory judgments construing certain contracts among the parties that are basically the mirror image of our declaratory judgment claims. In addition, the Counterclaims also seek monetary damages for purported breaches of fiduciary duty and the duty of good faith and fair dealing, as well as fraudulent inducement, against us and the third-party defendants jointly and severally. The Counterclaims further request indemnification by ERC Sub, L.P., pursuant to a contract between the parties, and the imposition of a “constructive trust” on the proceeds of any future liquidation of Care, to ensure a reservoir of funds from which any liability to the Saada Parties could be paid. Although the Counterclaims do not itemize their asserted damages, they assign these damages a value of $100 million “or more.” In response to the Counterclaims, Care and the third-party defendants filed on March 5, 2010, an omnibus motion to dismiss all of the Counterclaims. The outcome of this matter cannot currently be predicted. To date, Care has incurred approximately $0.2 million to defend against this complaint. No provision for loss related to this matter has been accrued at December 31, 2009.

Care is not presently involved in any other material litigation nor, to our knowledge, is any material litigation threatened against us or our investments, other than routine litigation arising in the ordinary course of business. Management believes the costs, if any, incurred by us related to litigation will not materially affect our financial position, operating results or liquidity.

Care is negotiating for the sale of the Company with a third party and has presented going concern financial statements based on its expectation that a sale of the company is likely to occur. See Notes 2 and 19.

On January 28, 2010, shareholders approved the Company’s plan of liquidation. See the Company’s definitive proxy statement filed with the Securities and Exchange Commission on December 28, 2010 containing the plan of liquidation. See Note 19.

Note 17 —	Financial Instruments: Derivatives and Hedging

The fair value of our obligation to issue operating partnership units was $2.9 million and $3.0 million at December 31, 2009, December 31 and 2008, respectively.

On February 1, 2008, we entered into three interest rate caps on three loans pledged as collateral under our warehouse line of credit in order to increase the advance rates available on the pledged loans. These caps were terminated on April 20, 2009 for an amount equal to the remaining book value.

Note 18 —	Quarterly Financial Information (Unaudited)

Summarized unaudited consolidated quarterly information for each of the years ended December 31, 2009 and 2008 is provided below.

(Amounts in millions except per share amounts)	Quarter Ended
2009:	March 31(1)	June 30(1)	Sept. 30(1)	Dec. 31(1)

Revenues	$6.1	$5.1	$5.0	$3.9
Income (loss) available to common shareholders	2.5	(0.5)	(0.4)	(4.4)
Earnings per share — basic and diluted	$0.12	$(0.03)	$(0.02)	$(0.21)
Earnings per share — diluted	—	—	—	—

(Amounts in millions except per share amounts)	Quarter Ended
2008:	March 31	June 30	Sept. 30(1)	Dec. 31(1)

Revenues	$4.7	$3.6	$6.6	$7.4
Income (loss) available to common shareholders	0.5	0.7	(3.5)	(28.5)
Earnings per share — basic and diluted	$0.02	$0.03	$(0.17)	$(1.35)
Earnings per share — diluted	$0.02	$0.03	—	—

(1)	— Basic and diluted are the same as inclusion of diluted shares would be “anti-dilutive”

Note 19 —	Subsequent Events

Repayment and Sale of Loans held at LOCOM

On February 19, 2010, one borrower repaid one of the Company’s mortgage loans with a net carrying value of approximately $10.0 million as of December 31, 2008 and a September 30, 2009 interim carrying value of approximately $10.0 million as of December 31, 2009. Proceeds from the repayment of this mortgage loan were approximately $10.0 million.

On March 2, 2010, we sold one mortgage loan to a third party with a net carrying value of approximately $7.8 million as of December 31, 2008 and a September 30, 2009 interim carrying value of approximately $6.1 million before selling costs as of December 31, 2009. Net realized proceeds from the sale of this mortgage loan after selling costs of approximately $0.2 million were approximately $5.9 million.

Amendment to Management Agreement with Manager

See Note 12 for a discussion of a January 15 amendment to the Company’s Management Agreement with its Manager.

Approval of Plan of Liquidation

On December 10, 2009, our Board of Directors approved a plan of liquidation and recommended that our shareholders approve the plan of liquidation. On January 28, 2010, our shareholders approved the plan of liquidation. We have entered into a material definitive agreement for a sale of control of the Company as described below and have not pursued the plan of liquidation.

Sale of Control of the Company

On March 16, 2010, we executed a definitive agreement with Tiptree Financial Partners, L.P. (“Tiptree” or the “Buyer”) for the sale of control of the Company in a series of contemplated transactions. Under the agreement, the parties have agreed to a sale of a quantity of shares to the Buyer to occur immediately following the completion of a cash tender offer by us for Care’s outstanding common shares. The quantity of shares to be sold to the Buyer will be that quantity which would represent at least 53.4% of the shares of the Company’s common stock on a fully diluted basis after completion of the Company’s cash tender offer. The agreement is subject to customary closing conditions and our ability to proceed with the cash tender offer.

In connection with the sale transaction contemplated by the agreement, we intend to make a cash tender offer for up to 100% of the outstanding common shares of Care stock at an offer price of $9.00 per share, subject to a minimum subscription of 10,300,000 shares of Care stock. Also, in connection with the transaction, the Company intends to terminate its existing management agreement with our Manager and it is anticipated that the resulting company will be advised by an affiliate of Tiptree.

We intend to seek shareholder approval to abandon the plan of liquidation and pursue the contemplated transactions described above. If the contemplated transactions are not completed, we may pursue the plan of liquidation as approved by the stockholders on January 28 or we may consider other strategic alternatives to liquidation. In the event that a liquidation of the Company is pursued, material adjustments to these going concern financial statements may need to be recorded to present liquidation basis financial statements. Material adjustments which may be required for liquidation basis accounting primarily relate to reflecting assets and liabilities at their net realizable value and costs to be incurred to carry out the plan of liquidation. After such adjustments, the likely range of equity value which would be presented in liquidation basis financial statements would be between $8.05 and 8.90 per share.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

The Company’s effectiveness of our internal control over financial reporting, as of December 31, 2009, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which is included immediately below.

ITEM 9B.	Other Information

A Special Meeting of Stockholders (the “Special Meeting”) was announced on December 29, 2009 and held on January 28, 2010.

Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Exchange Act. At the Special Meeting, stockholders voted on a proposal for approval of the Company’s plan of liquidation and a proposal to approve any adjournment of the special meeting, including, if necessary, to solicit additional proxies in favor of the plan of liquidation proposal if sufficient votes to approve such plan of liquidation proposal were not available. The number of votes cast for and against these proposals and the number of abstentions and broker non-votes are set forth below:

Item	For	Against	Abstain

Proposal 1: Plan of Liquidation	11,858,977	18,634	760
Proposal 2: Adjournment of Special Meeting	11,574,640	301,884	1,847

Part III

ITEM 10.	Directors, Executive Officers and Corporate Governance of the Registrant

The information called for by ITEM 10 is incorporated by reference to the information under the caption “Election of Directors” in the Registrant’s definitive proxy statement relating to its Annual Meeting of Stockholders.

ITEM 11.	Executive Compensation

The information required by ITEM 11 is incorporated by reference to the information under the caption “Executive Compensation” in the Registrant’s definitive proxy statement relating to its Annual Meeting of Stockholders.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by ITEM 12 is incorporated by reference to the information under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Registrant’s definitive proxy statement relating to its Annual Meeting of Stockholders.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by ITEM 13 is incorporated by reference to the information under the captions “Certain Relationships and Related Transactions” and “Director Independence” in the Registrant’s definitive proxy statement relating to its Annual Meeting of Stockholders.

ITEM 14.	Principal Accountant Fees and Services

The information required by ITEM 14 is incorporated by reference to the information under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” in the Registrant’s definitive proxy statement relating to its Annual Meeting of Stockholders.

Part IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a) and (c) Financial Statements and Schedules – See Index to Financial Statements and Schedules included in ITEM 8.

(b) Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Registrant (previously filed as Exhibit 3.1 to the Company’s Form 10-Q (File No. 001-33549), filed on August 14, 2007 and herein incorporated by reference.
3.2	Amended and Restated Bylaws of the Registrant (previously filed as Exhibit 3.2 to the Company’s Form 10-Q (File No. 001-33549), filed on August 14, 2007 and herein incorporated by reference).
4.1	Form of Certificate for Common Stock (previously filed as Exhibit 4.1 to the Company’s Form S-11, as amended (File No. 333-141634), and herein incorporated by reference).
10.1	Assignment Agreement, dated as of January 31, 2009 (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33549), filed on February 5, 2009 and herein incorporated by reference).
10.2	Amendment No. 4 to Master Repurchase Agreement, dated as of November 13, 2008 (previously filed as Exhibit 10.5 to the Company’s Form 10-Q (File No. 001-33549), filed on November 14, 2008 and herein incorporated by reference).
10.3	Amendment to Management Agreement, dated as of September 30, 2008 (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33549), filed on October 2, 2008 and herein incorporated by reference).
10.4	Warrant to Purchase Common Stock, dated as of September 30, 2008 (previously filed as Exhibit 10.2 to the Company’s Form 8-K (File No. 001-33549), filed on October 2, 2008 and herein incorporated by reference).
10.5	Mortgage Purchase Agreement, dated as of September 30, 2008 (previously filed as Exhibit 10.3 to the Company’s Form 8-K (File No. 001-33549), filed on October 2, 2008 and herein incorporated by reference).
10.6	Earn Out Agreement, dated as of June 26, 2008 (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33549), filed on July 2, 2008 and herein incorporated by reference).
10.7	Multifamily Note, dated as of June 26, 2008 (previously filed as Exhibit 10.2 to the Company’s Form 8-K (File No. 001-33549), filed on July 2, 2008 and herein incorporated by reference).
10.8	Exceptions to Non-Recourse Guaranty, dated as of June 26, 2008 (previously filed as Exhibit 10.3 to the Company’s Form 8-K (File No. 001-33549), filed on July 2, 2008 and herein incorporated by reference).
10.9	Master Lease Agreement, dated as of June 26, 2008 (previously filed as Exhibit 10.4 to the Company’s Form 8-K (File No. 001-33549), filed on July 2, 2008 and herein incorporated by reference).
10.10	Amendment No. 3 to Master Repurchase Agreement, dated as of June 26, 2008 (previously filed as Exhibit 10.5 to the Company’s Form 8-K (File No. 001-33549), filed on July 2, 2008 and herein incorporated by reference).
10.11	Purchase and Sale Contract, dated as of May 14, 2008 (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33549), filed on May 20, 2008 and herein incorporated by reference).
10.12	Performance Share Award Agreement, dated as of May 12, 2008 (previously filed as Exhibit 10.4 to the Company’s Form 10-Q (File No. 001-33549), filed on November 14, 2008 and herein incorporated by reference).
10.13	Restricted Stock Unit Agreement Under the 2007 Care Investment Trust Inc. Equity Plan, dated as of April 8, 2008 (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33549), filed on April 14, 2008 and herein incorporated by reference).

Exhibit No.	Description

10.14	Form of Restricted Stock Unit Agreement Under the 2007 Care Investment Trust Inc. Equity Plan (previously filed as Exhibit 10.2 to the Company’s Form 8-K (File No. 001-33549), filed on April 14, 2008 and herein incorporated by reference).
10.15	Contribution and Purchase Agreement, dated as of December 31, 2007 (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33549), filed on January 4, 2008 and herein incorporated by reference).
10.16	Master Repurchase Agreement entered into by Care Investment Trust Inc. and two of its subsidiaries, Care QRS 2007 RE Holdings Corp. and Care Mezz QRS 2007 RE Holdings Corp., with Column Financial, Inc. (previously filed as Exhibit 10.1 to the Company’s Form 10-Q (File No. 001-33549), filed on November 14, 2007 and herein incorporated by reference).
10.17	Registration Rights Agreement (previously filed as Exhibit 10.1 to the Company’s Form 10-Q (File No. 001-33549), filed on August 14, 2007 and herein incorporated by reference).
10.18	Management Agreement (previously filed as Exhibit 10.2 to the Company’s Form 10-Q (File No. 001-33549), filed on August 14, 2007 and herein incorporated by reference).
10.19	Care Investment Trust Inc. Equity Plan (previously filed as Exhibit 10.4 to the Company’s Form 10-Q (File No. 001-33549), filed on August 14, 2007 and herein incorporated by reference).
10.20	Manager Equity Plan (previously filed as Exhibit 10.5 to the Company’s Form 10-Q (File No. 001-33549), filed on August 14, 2007 and herein incorporated by reference).
10.21	Form of Restricted Stock Agreement under Care Investment Trust Inc. Equity Plan (previously filed as Exhibit 10.5 to the Company’s Form S-11, as amended (File No. 333-141634), and herein incorporated by reference).
10.22	Form of Restricted Stock Agreement under Care Investment Trust Inc. Equity Plan (previously filed as Exhibit 10.6 to the Company’s Form S-11, as amended (File No. 333-141634), and herein incorporated by reference).
10.23	Form of Restricted Stock Agreement under Care Investment Trust Inc. Manager Equity Plan (previously filed as Exhibit 10.8 to the Company’s Form S-11, as amended (File No. 333-141634), and herein incorporated by reference).
10.24	Form of Indemnification Agreement entered into by the Registrant’s directors and officers (previously filed as Exhibit 10.9 to the Company’s Form S-11, as amended (File No. 333-141634), and herein incorporated by reference).
10.25	Assignment Agreement dated as of January 31, 2009, by and between Care Investment Trust Inc. and CIT Healthcare LLC (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33549), filed on February 5, 2009 and herein incorporated by reference).
10.26	Loan Purchase Agreement with CapitalSource Bank dated September 15, 2009 (previously filed as Exhibit 10.1 to the Company’s Form 10-Q (File No. 001-33549), filed on November 9, 2009 and herein incorporated by reference).
10.27	Loan Purchase and Sale Agreement dated as of October 6, 2009, by and between Care Investment Trust Inc. and General Electric Capital Corporation (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33549), filed on November 18, 2009 and herein incorporated by reference).
10.28	Care Investment Trust Inc. Plan of Liquidation (previously filed as Exhibit A to the Company’s Schedule 14A (File No. 001-33549), filed on December 28, 2009 and herein incorporated by reference).

Exhibit No.	Description

10.29	Amended and Restated Management Agreement by and between Care Investment Trust Inc. and CIT Healthcare LLC, dated as of January 15, 2010 (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33549), filed on January 15, 2010 and herein incorporated by reference).
10.30	Form of Performance Share Award Granted to the Company’s Chairman of the Board and Executive Officers dated December 10, 2009 and amended and restated on February 23, 2010.
10.31	Purchase and Sale Agreement by and between Care Investment Trust Inc. and Tiptree Financial Partners, L.P., dated as of March 16, 2010 (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33549), filed on March 16, 2010 and herein incorporated by reference).
10.32	Registration Rights Agreement by and between Care Investment Trust Inc. and Tiptree Financial Partners, L.P., dated as of March 16, 2010 (previously filed as Exhibit 10.2 to the Company’s Form 8-K (File No. 001-33549), filed on March 16, 2010 and herein incorporated by reference).
21.1	Subsidiaries of the Company.
23.1	Consent of Deloitte & Touche, dated as of March 16, 2010.
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Care Investment Trust Inc. and Subsidiaries
Schedule III — Real Estate and Accumulated Depreciation
December 31, 2009
(Dollars in thousands)

Real Estate:
Balance at December 31, 2008	$106,544
Additions/adjustment during the year:
Land	—
Buildings and improvements	(524)

Balance at December 31, 2009	$106,020

Accumulated Depreciation:
Balance at December 31, 2008	$1,414
Additions during the year:
Additions charged to operating expense	3,067

Balance at December 31, 2009	$4,481

Care Investment Trust Inc. and Subsidiaries
Schedule IV — Mortgage Loans on Real Estate
December 31, 2009
(Dollars in thousands)

Location			Carrying	Interest	Maturity
Property Type(a)	City	State	Amount	Rate	Date

SNF/ALF(b)/(d)	Nacogdoches	Texas	9,338	L+3.15%	10/02/11
SNF/Sr.Appts/ALF	Various	Texas/Louisiana	14,226	L+4.30%	02/01/11
SNF(c)/(d)	Various	Michigan	10,178	L+7.00%	02/19/10

Investment in loans, gross			33,742
Valuation allowance			(8,417)

Loans at lower of cost or market			$25,325

(a)	SNF refers to skilled nursing facilities; ALF refers to assisted living facilities; ICF refers to intermediate care facility; and Sr. Appts refers to senior living apartments.

(b)	Loan sold to third party in March 2010 totaling $6,069,793. (See Note )

(c)	Loan repaid by borrower at maturity in February 2010 totaling $9,974,695. (See Note )

(d)	The mortgages are subject to various interest rate floors ranging from 6.00% to 11.5%.

Balance at December 31, 2008	$159,916
Additions:
New loans and advances on existing loans	—
Amortization of loan fees	247
Deductions:
Repayments	(40,379)
Sale of loan to Manager	(42,249)
Sale of loan to third parties	(55,790)
Amortization of premium	(1,530)
Adjustments to lower of cost or market reserve	4,046
Gain on sale of loans	1,064

Balance at December 31, 2009	$25,325

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Care Investment Trust Inc.

By:	/s/ Paul F. Hughes
Paul F. Hughes
Chief Financial Officer and Treasurer and
Chief Compliance Officer and Secretary

March 16, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Salvatore (Torey) V. Riso, Jr. Salvatore (Torey) V. Riso, Jr.	President and Chief Executive Officer (Principal Executive Officer)	March 16, 2010

/s/ Paul F. Hughes Paul F. Hughes	Chief Financial Officer and Treasurer and Chief Compliance Officer and Secretary (Principal Financial and Accounting Officer)	March 16, 2010

/s/ Flint D. Besecker Flint D. Besecker	Chairman of the Board of Directors	March 16, 2010

/s/ Gerald E. Bisbee, Jr. Gerald E. Bisbee, Jr.	Director	March 16, 2010

/s/ Karen P. Robards Karen P. Robards	Director	March 16, 2010

/s/ J. Rainer Twiford J. Rainer Twiford	Director	March 16, 2010

/s/ Steve Warden Steve Warden	Director	March 16, 2010

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Registrant (previously filed as Exhibit 3.1 to the Company’s Form 10-Q (File No. 001-33549), filed on August 14, 2007 and herein incorporated by reference.
3.2	Amended and Restated Bylaws of the Registrant (previously filed as Exhibit 3.2 to the Company’s Form 10-Q (File No. 001-33549), filed on August 14, 2007 and herein incorporated by reference).
4.1	Form of Certificate for Common Stock (previously filed as Exhibit 4.1 to the Company’s Form S-11, as amended (File No. 333-141634), and herein incorporated by reference).
10.1	Assignment Agreement, dated as of January 31, 2009 (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33549), filed on February 5, 2009 and herein incorporated by reference).
10.2	Amendment No. 4 to Master Repurchase Agreement, dated as of November 13, 2008 (previously filed as Exhibit 10.5 to the Company’s Form 10-Q (File No. 001-33549), filed on November 14, 2008 and herein incorporated by reference).
10.3	Amendment to Management Agreement, dated as of September 30, 2008 (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33549), filed on October 2, 2008 and herein incorporated by reference).
10.4	Warrant to Purchase Common Stock, dated as of September 30, 2008 (previously filed as Exhibit 10.2 to the Company’s Form 8-K (File No. 001-33549), filed on October 2, 2008 and herein incorporated by reference).
10.5	Mortgage Purchase Agreement, dated as of September 30, 2008 (previously filed as Exhibit 10.3 to the Company’s Form 8-K (File No. 001-33549), filed on October 2, 2008 and herein incorporated by reference).
10.6	Earn Out Agreement, dated as of June 26, 2008 (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33549), filed on July 2, 2008 and herein incorporated by reference).
10.7	Multifamily Note, dated as of June 26, 2008 (previously filed as Exhibit 10.2 to the Company’s Form 8-K (File No. 001-33549), filed on July 2, 2008 and herein incorporated by reference).
10.8	Exceptions to Non-Recourse Guaranty, dated as of June 26, 2008 (previously filed as Exhibit 10.3 to the Company’s Form 8-K (File No. 001-33549), filed on July 2, 2008 and herein incorporated by reference).
10.9	Master Lease Agreement, dated as of June 26, 2008 (previously filed as Exhibit 10.4 to the Company’s Form 8-K (File No. 001-33549), filed on July 2, 2008 and herein incorporated by reference).
10.10	Amendment No. 3 to Master Repurchase Agreement, dated as of June 26, 2008 (previously filed as Exhibit 10.5 to the Company’s Form 8-K (File No. 001-33549), filed on July 2, 2008 and herein incorporated by reference).
10.11	Purchase and Sale Contract, dated as of May 14, 2008 (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33549), filed on May 20, 2008 and herein incorporated by reference).
10.12	Performance Share Award Agreement, dated as of May 12, 2008 (previously filed as Exhibit 10.4 to the Company’s Form 10-Q (File No. 001-33549), filed on November 14, 2008 and herein incorporated by reference).
10.13	Restricted Stock Unit Agreement Under the 2007 Care Investment Trust Inc. Equity Plan, dated as of April 8, 2008 (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33549), filed on April 14, 2008 and herein incorporated by reference).
10.14	Form of Restricted Stock Unit Agreement Under the 2007 Care Investment Trust Inc. Equity Plan (previously filed as Exhibit 10.2 to the Company’s Form 8-K (File No. 001-33549), filed on April 14, 2008 and herein incorporated by reference).
10.15	Contribution and Purchase Agreement, dated as of December 31, 2007 (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33549), filed on January 4, 2008 and herein incorporated by reference).

Exhibit No.	Description

10.16	Master Repurchase Agreement entered into by Care Investment Trust Inc. and two of its subsidiaries, Care QRS 2007 RE Holdings Corp. and Care Mezz QRS 2007 RE Holdings Corp., with Column Financial, Inc. (previously filed as Exhibit 10.1 to the Company’s Form 10-Q (File No. 001-33549), filed on November 14, 2007 and herein incorporated by reference).
10.17	Registration Rights Agreement (previously filed as Exhibit 10.1 to the Company’s Form 10-Q (File No. 001-33549), filed on August 14, 2007 and herein incorporated by reference).
10.18	Management Agreement (previously filed as Exhibit 10.2 to the Company’s Form 10-Q (File No. 001-33549), filed on August 14, 2007 and herein incorporated by reference).
10.19	Care Investment Trust Inc. Equity Plan (previously filed as Exhibit 10.4 to the Company’s Form 10-Q (File No. 001-33549), filed on August 14, 2007 and herein incorporated by reference).
10.20	Manager Equity Plan (previously filed as Exhibit 10.5 to the Company’s Form 10-Q (File No. 001-33549), filed on August 14, 2007 and herein incorporated by reference).
10.21	Form of Restricted Stock Agreement under Care Investment Trust Inc. Equity Plan (previously filed as Exhibit 10.5 to the Company’s Form S-11, as amended (File No. 333-141634), and herein incorporated by reference).
10.22	Form of Restricted Stock Agreement under Care Investment Trust Inc. Equity Plan (previously filed as Exhibit 10.6 to the Company’s Form S-11, as amended (File No. 333-141634), and herein incorporated by reference).
10.23	Form of Restricted Stock Agreement under Care Investment Trust Inc. Manager Equity Plan (previously filed as Exhibit 10.8 to the Company’s Form S-11, as amended (File No. 333-141634), and herein incorporated by reference).
10.24	Form of Indemnification Agreement entered into by the Registrant’s directors and officers (previously filed as Exhibit 10.9 to the Company’s Form S-11, as amended (File No. 333-141634), and herein incorporated by reference).
10.25	Assignment Agreement dated as of January 31, 2009, by and between Care Investment Trust Inc. and CIT Healthcare LLC (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33549), filed on February 5, 2009 and herein incorporated by reference).
10.26	Loan Purchase Agreement with CapitalSource Bank dated September 15, 2009 (previously filed as Exhibit 10.1 to the Company’s Form 10-Q (File No. 001-33549), filed on November 9, 2009 and herein incorporated by reference).
10.27	Loan Purchase and Sale Agreement dated as of October 6, 2009, by and between Care Investment Trust Inc. and General Electric Capital Corporation (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33549), filed on November 18, 2009 and herein incorporated by reference).
10.28	Care Investment Trust Inc. Plan of Liquidation (previously filed as Exhibit A to the Company’s Schedule 14A (File No. 001-33549), filed on December 28, 2009 and herein incorporated by reference).
10.29	Amended and Restated Management Agreement by and between Care Investment Trust Inc. and CIT Healthcare LLC, dated as of January 15, 2010 (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33549), filed on January 15, 2010 and herein incorporated by reference).
10.30	Form of Performance Share Award Granted to the Company’s Chairman of the Board and Executive Officers dated December 10, 2009 and amended and restated on February 23, 2010.
10.31	Purchase and Sale Agreement by and between Care Investment Trust Inc. and Tiptree Financial Partners, L.P., dated as of March 16, 2010 (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33549), filed on March 16, 2010 and herein incorporated by reference).
10.32	Registration Rights Agreement by and between Care Investment Trust Inc. and Tiptree Financial Partners, L.P., dated as of March 16, 2010 (previously filed as Exhibit 10.2 to the Company’s Form 8-K (File No. 001-33549), filed on March 16, 2010 and herein incorporated by reference).
21.1	Subsidiaries of the Company.
23.1	Consent of Deloitte & Touche, dated as of March 16, 2010.

Exhibit No.	Description

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.