Form 10-K/A
period 2009-12-31
Care Investment Trust Inc.
filed 2010-04-30
CIK 1393726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Securities Registered Pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐.
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last day of the registrant’s most recently completed second fiscal quarter: $65,704,642.
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
     As of April 20, 2010, there were 20,230,152 shares, par value $0.001, of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

- i -

EXPLANATORY NOTE
     Care Investment Trust Inc. (the “Company”) is filing this Amendment No. 1 to Form 10-K on Form 10-K/A for the fiscal year ended December 31, 2009, in order to amend and restate Part III, Items 10 through 14 of the report on Form 10-K that we originally filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2010.
     This Form 10-K/A has been prepared and filed in reliance on General Instruction G to Form 10-K, which provides that registrants may provide the information required by Part III in a definitive proxy statement or an amendment to the Form 10-K filed with the SEC within 120 days after the end of the fiscal year covered by the report. The Company had initially planned to file the Part III information in a definitive proxy statement. The Company has determined to instead file this Form 10-K/A to provide the Part III information within the required time period.
     In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), each item of the original Form 10-K that is amended by this Form 10-K/A is restated in its entirety, and this Form 10-K/A is accompanied by currently dated certifications on Exhibits 31.1 and 32.1 by the Company’s Chief Executive Officer and Exhibits 31.2 and 32.2 by the Company’s Chief Financial Officer.
     The original Form 10-K is therefore amended to (i) delete the reference on the cover of the original Form 10-K to the incorporation by reference of a definitive proxy statement into Part III of such Form 10-K and (ii) revise Part III, Items 10 through 14 of the Company’s original Form 10-K to include information previously omitted from the original Form 10-K.
     Except as described above, no other changes have been made to the original Form 10-K. The original Form 10-K continues to speak as of March 16, 2010, the date the Company filed the original Form 10-K with the SEC, and other than as expressly indicated in this Form 10-K/A, the Company has not updated the disclosures contained therein to reflect any events that have occurred at a date subsequent to March 16, 2010. Accordingly, this Form 10-K/A should be read in conjunction with the original Form 10-K and the Company’s other reports filed thereafter.
FORWARD LOOKING STATEMENTS
     Care Investment Trust Inc. (all references to “Care”, “the Company”, “we”, “us”, and “our” mean Care Investment Trust Inc. and its subsidiaries) makes “forward-looking” statements in this Form 10-K/A that are subject to risks and uncertainties. Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “continue,” “should” and other comparable terms. These forward-looking statements include information about possible or assumed future results of our business and our financial condition, liquidity, results of operations, plans and objectives. They also include, among other things, statements concerning anticipated revenue, income or loss, capital expenditures, dividends, capital structure, or other financial terms as well as statements regarding subjects that are forward-looking by their nature.
     The forward looking statements are based on our beliefs, assumptions, and expectations of our future performance, taking into account the information currently available to us. These beliefs, assumptions, and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, and results of operations may vary materially from those expressed in our forward looking statements. You should carefully consider these risks that could cause actual results to vary from our forward looking statements when you make a decision concerning an investment in our securities. We are not obligated to publicly update or revise any forward looking statements, whether as a result of new information, future events, or otherwise.

Part III
ITEM 10. Directors, Executive Officers and Corporate Governance.
Directors
     Set forth below is the name, age, title and tenure of each director of the Company followed by a summary of each director’s background and principal occupations.

Name	Age	Director Since
Flint D. Besecker (Chairman of the Board)	44	2007

Gerald E. Bisbee, Jr., Ph.D. (Chairman of the Audit Committee)	67	2007

Karen P. Robards	60	2007

J. Rainer Twiford (Chair of the CNG Committee)	57	2007

Steven N. Warden	54	2008
     Flint D. Besecker has been a member of our Board of Directors since Care was formed in 2007 and serves as our chairman. Mr. Besecker is a veteran of both the commercial finance and healthcare industries and currently runs Firestone Asset Management, a healthcare middle market private equity business he founded in 2008. Firestone owns a variety of private equity investments focused on early stage life science drug development as well as specialty pharmaceutical companies. In addition, Mr. Besecker was formerly a director and chairman of the compensation committee of Allion Healthcare, a specialty pharmaceutical company serving patients throughout the U.S. Prior to founding Firestone Asset Management, Mr. Besecker served as the president and founder of CIT Healthcare LLC (our “Manager”), and also served as president of CIT Commercial Real Estate. Prior to joining CIT in 2004, Mr. Besecker held a variety of executive positions including managing director of GE Healthcare Financial Services, executive vice president and chief risk officer of Heller Healthcare Finance and president and co-founder of Healthcare Analysis Corporation. He also served as an officer of Healthcare Financial Partners prior to its acquisition by Heller. Mr. Besecker is treasurer and board member for the Center of Hospice and Palliative Care of Western NY. He received a BS in Accounting from Canisius College in 1988 and is a Certified Public Accountant. Mr. Besecker was selected to serve as a member and chairman of our Board of Directors because of his significant achievements with, and intimate knowledge of, the Company and his extensive experience in healthcare and real estate.
     Gerald E. Bisbee, Jr., Ph.D. has been a member of our Board of Directors since the consummation of our initial public offering in 2007. Since 1998, Mr. Bisbee has been chairman, president and chief executive officer of ReGen Biologics, Inc., an orthopedic medical device developer, manufacturer and distributor. Prior to joining ReGen, Mr. Bisbee was chairman and chief executive officer of APACHE Medical Systems, Inc., which he joined in 1989. Mr. Bisbee is currently a director of Cerner Corporation (NASDAQ: CERN) and ReGen Biologics, Inc. (US: RGBOE). Mr. Bisbee received a BA in business from North Central College, an MBA from the Wharton School of the University of Pennsylvania and a Ph.D. and M. Phil. from Yale University. Mr. Bisbee was selected to serve as a member of our Board of Directors because of his significant high level experience in the health care industry and experience of serving on the boards of other public companies.

     Karen P. Robards has been a member of our Board of Directors since the consummation of our initial public offering in 2007. Since 1987, Ms. Robards has been a partner of Robards & Company, LLC, a financial advisory and private investment firm. From 1976 to 1987, Ms. Robards was an investment banker at Morgan Stanley & Co., where she headed its healthcare investment banking activities. Ms. Robards serves as the vice chair of the board and chair of the audit committee of the closed-end mutual funds managed by Blackrock, Inc., and she is a director of AtriCure Inc. (NASDAQ: ATRC) where she serves on the audit committee and is chair of the compensation committee. From 1996 to 2005, Ms. Robards served on the board of directors and was chair of the audit committee of Enable Medical Corporation, which was acquired by AtriCure Inc. in 2005. Ms. Robards is a co-founder and director of the Cooke Center for Learning and Development. Ms. Robards received an AB in economics from Smith College and an MBA from Harvard Business School. Ms. Robards was selected to serve on our Board of Directors because of her more than fifteen years of corporate governance experience and long and extensive healthcare and finance experience.
     J. Rainer Twiford has been a member of our Board of Directors since the consummation of our initial public offering in 2007. Since 1999, Mr. Twiford has been president of Brookline Partners, Inc., an investment advisory company. Prior to joining Brookline Partners, Mr. Twiford was partner of Trammell Crow Company from 1987 until 1991. Mr. Twiford is currently a director of IPI, Inc., Smith of Georgia and Tracon Pharmaceuticals, and previously served on the board of a children’ behavioral health company. Mr. Twiford received a BA and a Ph.D. from the University of Mississippi, an MA from the University of Akron and a JD from the University of Virginia. Mr. Twiford was selected to be a member of our Board of Directors because of his extensive high level experience in the financial industry.
     Steven N. Warden has been a member of our Board of Directors since 2008. Mr. Warden joined CIT Group (NYSE: CIT) in 2005 as co-founder of our Manager. Mr. Warden was named President of our Manager in April 2008. Mr. Warden is also a member of our Manager’s Investment Committee. Prior to joining CIT, Mr. Warden was managing director of the Strategic Relationship Group at GE Healthcare Financial Services from 2002 to 2005. From 1992 to 2002, Mr. Warden was with Deutsche Bank Securities in New York, most recently as a managing director in the Leveraged Finance Group. Prior to joining Deutsche Bank Securities, Mr. Warden worked at Wells Fargo Bank and Manufacturers Hanover Trust Company. Mr. Warden received a BA from St. Lawrence University. Mr. Warden was selected to be a member of our Board of Directors because of his intimate knowledge of our Manager and significant experience in the financial industry.
Board of Directors Upon Closing of Transaction with Tiptree Financial Partners, L.P.
     On March 16, 2010, we entered into a purchase and sale agreement with Tiptree Financial Partners, L.P. (“Tiptree”). One of the conditions to closing the transaction is the resignation of at least three (3) of our current directors and the appointment by Care’s board of directors of candidates acceptable to Tiptree to fill the resulting vacancies.
Director Independence
     Our Corporate Governance Guidelines require that a substantial majority of the Board be composed of directors who meet the independence criteria established by the NYSE. For a director to be considered independent, the Board must affirmatively determine that the director has no material relationship with Care (either directly or as a partner, stockholder, or officer of an organization that has a relationship with Care). In assessing the materiality of a director’s relationship with Care, the Board broadly considers all relevant facts and circumstances, not only from the standpoint of the director, but also that of persons or organizations with which the director has an affiliation. The Board considers the following criteria, among others, in determining whether a director qualifies as independent:

•	The director cannot have been an employee, or have an immediate family member who was an executive officer, of Care during the preceding three (3) years;

•	The director cannot receive, or have an immediate family member who has received at any time during the previous three (3) years, more than $100,000 during any twelve-month period in direct compensation from Care, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent on continued service);

•	The director cannot be affiliated with or employed by, or have an immediate family member who was affiliated with or employed in a professional capacity by, a present or former internal or external auditor of Care or any of its consolidated subsidiaries during the preceding three (3) years;

•	The director cannot be employed, or have an immediate family member who was employed, as an executive officer of another company where any of Care’s present executives has served on such company’s compensation committee during the preceding three (3) years; and

•	The director cannot be an executive officer or an employee, or have an immediate family member who was an executive officer, of a company that made payments to or received payments from Care for property or services in an amount per year in excess of the greater of $1 million or 2% of such company’s consolidated gross revenues during the preceding three (3) years.
         Our Definition of Independent Director is included as Appendix A to this Form 10-K/A. Our Board of Directors has affirmatively determined, based upon its review of all relevant facts and circumstances, that each of the following directors has no direct or indirect material relationship with us and is independent under NYSE standards and our Definition of an Independent Director: Messrs. Gerald E. Bisbee, Jr., Ph.D. and J. Rainer Twiford and Ms. Karen P. Robards.
Audit Committee
         Our Board of Directors has established an audit committee that meets the definition provided by Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The Audit Committee is comprised of our three (3) independent directors: Messrs. Bisbee and Twiford and Ms. Robards. In addition to satisfying the NYSE’s definition of independence and the Company’s own definition of independence, our Audit Committee members satisfy the definition of independence imposed by Rule 10A-3 under the Securities Exchange Act of 1934, as amended. Mr. Bisbee chairs the committee and has been determined by our Board of Directors to be an “audit committee financial expert” as that term is defined in the Securities Exchange Act of 1934, as amended.
     The Audit Committee assists the Board of Directors in overseeing:
•	our accounting and financial reporting processes;

•	the integrity and audits of our consolidated financial statements;

•	our compliance with legal and regulatory requirements;

•	the qualifications and independence of our independent auditors; and

•	the performance of our independent auditors and any internal auditors.

     The Audit Committee is also responsible for engaging the independent auditors, reviewing with the independent auditors the plans and results of the audit engagement, approving professional services provided by the independent auditors and considering the range of audit and non-audit fees.

AUDIT COMMITTEE REPORT
     The Audit Committee oversees our financial reporting process on behalf of our Board of Directors, in accordance with our Audit Committee Charter, which was approved in 2007. Management has the primary responsibility for the preparation and presentation and integrity of our financial statements and has represented to the Audit Committee that such financial statements were prepared in accordance with generally accepted accounting principles. In fulfilling its oversight responsibilities, our Audit Committee reviewed the audited financial statements in the Annual Report on Form 10-K for the year ended December 31, 2009 with management, including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments and the clarity of disclosures in the financial statements.
     Our Audit Committee reviewed with our independent auditors, who are responsible for auditing our financial statements and for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States, their judgment as to the quality, not just the acceptability, of our accounting principles and such other matters as are required to be discussed with the Audit Committee under Statement on Auditing Standards No. 61 (Communication with Audit Committees), as currently in effect. Our independent auditors also provided to the Audit Committee the written disclosures required by the applicable requirements of the Public Company Accounting Oversight Board relating to the independent accountant’s communications with the Audit Committee concerning independence. In addition, the Audit Committee has discussed with our independent auditors the auditors’ independence from both management and our Company.
     Our Audit Committee discussed with our independent auditors the overall scope and plans for their audit. Our Audit Committee met with our independent auditors, with and without management present, to discuss the results of their examinations, and the overall quality of our financial reporting.
     In reliance on the reviews and discussions referred to above, our Audit Committee recommended to our Board of Directors that the audited financial statements be included in the Annual Report on Form 10-K for the year ended December 31, 2009 for filing with the SEC.
Submitted by our Audit Committee
Gerald E. Bisbee, Jr. Ph.D. (Chairman)
Karen P. Robards
J. Rainer Twiford

Executive Officers
     Set forth below is the name, age and title of each executive officer of the Company followed by a summary of each executive’s background.
     Salvatore (Torey) V. Riso Jr., age 48, has served as our president and chief executive officer since December 2009. Mr. Riso formerly served as our secretary and chief compliance officer since February 2008 and has been employed by CIT Group since September 2005, serving as senior vice president and chief counsel of CIT Corporate Finance since March 2007. Prior to his current position at CIT Group, Mr. Riso served as chief counsel for our Manager, CIT Healthcare, and other business units of CIT Group. Between 1997 and 2005, Mr. Riso was in private practice in the New York office of Orrick Herrington & Sutcliffe LLP, where he worked in Orrick’s global finance practice group. Mr. Riso received a BA in economics and history cum laude from UCLA, as well as a JD from the Loyola Law School of Los Angeles.
     Paul F. Hughes, age 55, has been our chief financial officer and treasurer since March 2009 and has served as our secretary and chief compliance officer since December 2009. Mr. Hughes is senior vice president and chief financial officer of the CIT Corporate Finance Unit. Mr. Hughes has over 30 years of finance and accounting experience, including 25 years with CIT. Mr. Hughes joined CIT in 1983 as a manager in the Internal Audit Department. He has held a number of executive positions including a leadership position in CIT Equipment Finance from 1986 to 2002 where he was responsible for the financial operations and other management roles with the business unit. Most recently, Mr. Hughes served as Senior Vice President of Corporate Development from 2003 to 2009 where he handled all aspects of pricing, contract negotiations and internal/external coordination for acquisitions and dispositions of CIT businesses. Prior to joining CIT, Mr. Hughes was an audit manager at Coopers and Lybrand. Mr. Hughes is a graduate of Northeastern University in Boston, MA, with a B.S. in Business Administration. Mr. Hughes has also attended the Executive Management Program at the Tuck School of Business at Dartmouth. Mr. Hughes is a CPA, licensed in the State of New York.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and persons who own more than 10% of a registered class of our equity securities are required to furnish us with copies of all Section 16(a) forms that they file. To our knowledge, based solely on review of the copies of such reports furnished to us, all Section 16(a) filing requirements applicable to our executive officers, directors and persons who own more than 10% of a registered class of our equity securities were filed on a timely basis, except for that Mr. Besecker filed one (1) late report with respect to one (1) transaction (shares purchased through the reinvestment of dividends declared on our common stock).
Code of Business Conduct, Code of Ethical Conduct and Board Committee Charters
     Our Board of Directors has adopted a Code of Business Conduct and a Code of Ethical Conduct as required by the listing standards of the NYSE that applies to our directors, executive officers and employees of our Manager and its affiliates. The Code of Business Conduct and Code of Ethical Conduct were designed to assist our directors, executive officers and employees of our Manager and its affiliates in complying with the law, resolving moral and ethical issues that may arise and in complying with our policies and procedures. Among the areas addressed by the Code of Business Conduct and Code of Ethical Conduct are compliance with applicable laws, conflicts of interest, use and protection of our Company’s assets, confidentiality, communications with the public, accounting matters, records retention and discrimination and harassment.
Corporate Governance Documents Available at Our Website
     We are committed to operating our business under strong and accountable corporate governance practices. You are encouraged to visit the corporate governance section of our corporate website at http://www.carereit.com to view or to obtain copies of the respective charters of our Audit Committee and Compensation, Nominating and Governance Committee, our Code of Business Conduct, Code of Ethical Conduct, Corporate Governance Guidelines and our Definition of an Independent Director.
Communications with our Board of Directors
     We have a process by which stockholders and/or other parties may communicate with our Board of Directors, our independent directors as a group or our individual directors. Any such communications may be sent to our Board by U.S. mail or overnight delivery and should be directed to the Board of Directors, a Committee, the independent directors as a group, or an individual director, c/o Paul F. Hughes, Secretary and Chief Compliance Officer, at Care Investment Trust Inc., 505 Fifth Avenue, 9th Floor, New York, New York 10017, who will forward such communications on to the intended recipient. Any such communications may be made anonymously. In addition, stockholder communications can be directed to the Board by calling the Care hotline listed on our website.
Executive Sessions of Independent Directors
     In accordance with our Corporate Governance Guidelines, the independent directors serving on our Board of Directors generally meet in executive session at the end of each regularly scheduled Board meeting without the presence of any non-independent directors or other persons who are part of our management. The executive sessions regularly are chaired by Ms. Robards. Interested parties may communicate directly with the presiding director or non-management directors as a group through the process set forth above under “Communications with our Board of Directors.”

ITEM 11. Executive Compensation.
Compensation Discussion and Analysis
Overview
     We have no employees. We are managed by CIT Healthcare LLC, our Manager, pursuant to a management agreement between our Manager and us. All of our named executive officers (Messrs. Riso and Hughes) are, or in the case of Messrs. Kellman and Plenskofski, were, employees of our Manager or one of its affiliates. We have not paid, and we do not intend to pay, any cash compensation to our executive officers and we do not currently intend to adopt any policies with respect thereto. We do not have agreements with any of our executive officers or any employees of our Manager or its affiliates with respect to their cash compensation. Our Manager determines the levels of base salary and cash incentive compensation that may be earned by our executive officers, as our Manager determines is appropriate. Our Manager also determines whether and to what extent our executive officers are provided with pension, deferred compensation and other employee benefits plans and programs.
     Cash compensation paid to our executive officers is paid by our Manager or its affiliates in part from the fees paid by us to our Manager under the management agreement. We do not control how such fees are allocated by our Manager to its employees. In addition, we understand that, because the services performed by our Manager’s and its affiliates’ employees, including our executive officers, are not performed exclusively for us, our Manager is not able to segregate that portion of the cash compensation paid to our executive officers by our Manager or its affiliates that relates to their services to us.
Equity Compensation
     Our Compensation, Nominating and Governance Committee (“CNG Committee”), may, from time to time, grant equity awards designed to align the interests of our executive officers with those of our stockholders, by allowing our executive officers to share in the creation of value for our stockholders through stock appreciation and dividends. The equity awards granted to our executive officers are generally subject to time-based vesting requirements designed to promote the retention of management and to achieve strong performance for our Company. These awards further provide flexibility to us in our ability to enable our Manager to attract, motivate and retain talented individuals at our Manager. We have adopted the Care Investment Trust Inc. 2007 Equity Plan, which provides for the issuance of equity-based awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock awards and other awards based on our common stock that may be made by us to our directors and officers and to our advisors and consultants who are providing services to the Company (which may include employees of our Manager and its affiliates) as of the date of the grant of the award. Shares of common stock issued to our independent directors with respect to their annual retainer fees are also issued under this plan.
     Our Board of Directors has delegated its administrative responsibilities under the 2007 Equity Plan to our CNG Committee. In its capacity as plan administrator, the CNG Committee has the authority to make awards to eligible directors, officers, advisors and consultants, and to determine what form the awards will take and the terms and conditions of the awards. Grants of equity-based or other compensation to our chief executive officer must also be approved by the independent members of our Board.

Special Equity Grant to Mr. Kellman
     On March 13, 2009, our Board of Directors approved a special grant of 21,440 restricted stock units to Mr. Kellman. The award was structured to vest in four equal installments beginning on the first anniversary of the grant date (March 13, 2010). Our Board of Directors granted the award to Mr. Kellman, which had a grant date fair value of $124,995 based on our closing stock price on March 13, 2009 of $5.83 per share, to recognize his service as Chief Executive Officer and President of the Company. Mr. Kellman resigned from the Company on December 4, 2009. Pursuant to the terms of his award, the 21,440 restricted stock units vested upon his resignation.
Special Equity Grant to Mr. Riso
     On March 12, 2009, our Board of Directors approved a special grant of 10,486 restricted stock units to Mr. Riso. The award was structured to vest in four equal installments beginning on the first anniversary of the grant date (March 12, 2010). Our Board of Directors granted the award to Mr. Riso, which had a grant date fair value of $62,497 based on our closing stock price on March 12, 2009 of $5.96 per share, to recognize Mr. Riso’s continued service to the Company. These shares vested on January 28, 2010, upon the approval of the plan of liquidation by our stockholders.
Special Equity Grant to Mr. Hughes
     On May 7, 2009, our Board of Directors approved a special grant of 13,333 restricted stock units to Mr. Hughes. The award was structured to vest in four equal installments beginning on the first anniversary of the grant date (May 7, 2010). Our Board of Directors granted the award to Mr. Hughes, which had a grant date fair market value of $66,265 based on our closing stock price on May 7, 2009 of $4.97 per share, to recognize Mr. Hughes’s service to our company as the new chief financial officer and treasurer. These shares vested on January 28, 2010, upon the approval of the plan of liquidation by our stockholders.
Performance Share Awards to Mr. Riso and Mr. Hughes
     On December 10, 2009, our Board of Directors awarded Mr. Riso and Mr. Hughes performance share awards with target levels of 5,000 and 3,000, respectively. These awards were amended and restated on February 23, 2010, such that the awards are triggered upon the execution, during 2010, of one or more of the following transactions that results in a return of liquidity to our stockholders within the parameters expressed in the agreement: (i) a merger or other business combination resulting in the disposition of all of the issued and outstanding equity securities of the Company, (ii) a tender offer made directly to our stockholders either by us or a third party for at least a majority of our issued and outstanding common stock, or (iii) the declaration of aggregate distributions by the our Board equal to or exceeding $8.00 per share. If the net proceeds are less than $7.50 per share, each individual will receive 50% of their respective target awards. If the net proceeds are greater than or equal to $7.50 per share and less than or equal to $7.99 per share, each individual will receive his respective target award. If the net proceeds are equal to or exceed $8.00 per share, each individual will receive 200% of his respective target award. Each performance share award will accrue any distributions declared during the award period without duplication. If any of these individuals is terminated or removed during the award period for cause, they will automatically forfeit their performance share award. If any of these individuals is terminated or removed during the award period for any other reason, then they will receive a prorated award at the end of the award period based on the number of days during the award period that they were with the Company. Upon a change in control of the Company, other than a liquidity event, during the award period, the award period will automatically be deemed completed and payouts will be made to each individual at their respective target levels.
     Mr. Riso will be entitled to receive 10,000 performance shares in connection with the Tiptree transaction, which will represent $90,000 in value if the tender offer to be conducted as part of the Tiptree transaction is completed.
     Mr. Hughes will be entitled to receive 6,000 performance shares in connection with the Tiptree transaction, which will represent $54,000 in value if the tender offer to be conducted as part of the Tiptree transaction is completed.

COMPENSATION, NOMINATING AND GOVERNANCE COMMITTEE REPORT
     Our CNG Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, our Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.
Submitted by our CNG Committee
J. Rainer Twiford (Chairman)
Gerald E. Bisbee, Jr., Ph.D.
Karen P. Robards

Summary Compensation Table
     The following table sets forth information regarding the compensation paid to our named executive officers by us in 2009, 2008 and 2007.

		Stock Awards(1)	Total
Name And Principal Position	Year	($)	($)
Salvatore (Torey) V. Riso Jr.(2)	2008	$18,058	$18,058
Chief Executive Officer, President	2009	$149,933	$149,933

Paul F. Hughes(3)	2009	$110,131	$110,131
Chief Financial Officer, Treasurer, Secretary & Chief Compliance Officer

F. Scott Kellman(4)	2007	$75,719	$75,719
Chief Executive Officer, President	2008	$256,881	$256,881
	2009	$966,734	$966,734

Frank E. Plenskofski(5)	2008	$0	$0
Chief Financial Officer, Treasurer	2009	$0	$0

(1)	Amounts recognized by the Company for financial statement reporting purposes in the fiscal years ended December 31, 2007, December 31, 2008 and December 31, 2009 in accordance with Accounting Standards Codification 718 — Compensation — Stock Compensation. See Footnote 10 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2007 and Footnote 14 to our Consolidated Financial Statements in our Annual Report on Form 10-K for each of the years ended December 31, 2009 and 2008. In accordance with SEC rules, estimates of forfeitures related to service-based conditions have been disregarded.

(2)	Mr. Riso was not an executive officer in 2007. On December 10, 2009, Mr. Riso was awarded a performance share award with a threshold, target and maximum award of 2,500, 5,000 and 10,000 shares, respectively. The grant date fair value of the award assuming the achievement of the highest level of performance is $79,800. On February 23, 2010, our Board amended the performance share awards. See “Compensation Discussion and Analysis — Performance Share Awards to Mr. Riso and Mr. Hughes” for more information on the amendment. The grant date fair value of the award on February 23, 2010 for the highest level of performance is $83,200.

(3)	Mr. Hughes was not an executive officer in 2007 and 2008. On December 10, 2009, Mr. Hughes was awarded a performance share award with a threshold, target and maximum award of 1,500, 3,000 and 6,000 shares, respectively. The grant date fair value of the award assuming the highest level of performance is $47,880. On February 23, 2010, our Board amended the performance share awards. See “Compensation Discussion and Analysis — Performance Share Awards to Mr. Riso and Mr. Hughes” for more information on the amendment. The grant date fair value of the award on February 23, 2010 for the highest level of performance is $49,920.

(4)	On December 4, 2009, Mr. Kellman resigned as Chief Executive Officer and President of the Company. Pursuant to the terms of Mr. Kellman’s restricted stock and RSU awards, the restricted stock and RSU awards vested upon his resignation. In addition, upon Mr. Kellman’s resignation, we agreed that, notwithstanding the terms of his performance share award, when the determination of the payout percentage is made by our compensation committee at the end of the award period, the performance goals under the award shall be deemed to have been attained at “target” level performance, or 23,255 shares of common stock. Under the terms of the performance share award and our equity plan, stockholder approval of the plan of liquidation on January 28, 2010, resulted in the acceleration of the award period and the 23,255 shares vested.

(5)	Mr. Plenskofski resigned as Chief Financial Officer and Treasurer of the Company on March 16, 2009. In connection with his resignation, Mr. Plenskofski forfeited his RSU award.
Grants of Plan-Based Awards
     The following table sets forth information about awards granted to our named executive officers by us during the fiscal year ended December 31, 2009.

						All Other				Grant
						Stock				Date
						Awards:				Fair
						Number of	Market			Value of
			Estimated Future Payouts Under			Shares of	Price on			Stock and
			Equity Incentive Plan Awards			Stock or	Grant			Option
	Grant		Threshold	Target	Maximum	Units	Date			Awards
Name	Date		(#)	(#)	(#)	(#)	($/Sh)			($)
Salvatore (Torey) V. Riso, Jr.	3/12/2009	(2)	—	—	—	10,486	$5.96			$62,497
	12/10/2009	(1)	2,500	5,000	10,000	—	$7.98			$79,800

Paul F. Hughes	5/7/2009	(2)	—	—	—	13,333	$4.97			$66,265
	12/10/2009	(1)	1,500	3,000	6,000	—	$7.98			$47,880

Scott F. Kellman	3/13/2009	(3)	0	0	0	21,440	$5.83			$124,995

Frank E. Plenskofski			0	0	0	0		—	(4)		—	(4)

(1)	Award under the Amended and Restated Performance Share Award Agreement granted on December 10, 2009 and amended and restated on February 23, 2010. The stock award in the table above represents the maximum opportunity for Mr. Riso and Mr. Hughes, respectively, expressed as a number of RSUs. The fair value of the grants made to Mr. Riso and Mr. Hughes as of the amendment date of February 23, 2010 for highest level of performance is $83,200 and $49,920, respectively.

(2)	RSU awards that were structured to vest ratably over the four period from the grant date, beginning on March 12, 2010 and May 7, 2010 for Mr. Riso and Mr. Hughes, respectively.

(3)	Mr. Kellman resigned from the company on December 4, 2009. Pursuant to the terms of his award, these RSUs vested upon his resignation.

(4)	Mr. Plenskofski did not receive any equity awards in 2009.
Outstanding Equity Awards at Fiscal Year End
     The following table sets forth certain information with respect to all outstanding Care equity awards held by each named executive officer at the end of the fiscal year ended December 31, 2009.

			Market		Equity
	Number		Value of		Incentive
	of Shares		Shares or		Plan Awards:
	or Units		Units of		Number of
	of Stock		Stock		Unearned Shares,
	That Have		That Have		Units or Other
	Not		Not		Rights That
Name	Vested (#)		Vested ($)(1)		Have Not Vested
Salvatore (Torey) V. Riso, Jr.	12,210	(2)	$94,994	(6)
	10,486	(2)	$81,581	(6)
					5,000	(7)

Paul F. Hughes	13,333	(3)	$103,731	(6)
					3,000	(8)

Scott Kellman	0	(4)	$0	(4)	23,255	(9)

Frank E. Plenskofski	0	(5)	$0	(5)

(1)	Based on the closing price of our common stock on the last business day of the fiscal year ended December 31, 2009 of $7.78.

(2)	RSU awards granted on May 12, 2008 and March 12, 2009, that were structured to vest in four equal installments on the anniversaries of the grant date. Number represents portion of RSUs not yet vested as of December 31, 2009.

(3)	RSU award granted on May 7, 2009, that were structured to vest in four equal installments on the anniversaries of the grant date.

(4)	Mr. Kellman resigned from the Company on December 4, 2009. In connection with his resignation, Mr. Kellman’s 40,000 restricted shares and 73,882 RSUs vested, including the 21,440 RSUs granted to Mr. Kellman on March 13, 2009. In connection with the approval of the plan of liquidation by our stockholders on January 28, 2010, Mr. Kellman’s 23,255 performance shares vested.

(5)	Mr. Plenskofski resigned from the Company on March 16, 2009. He forfeited his grants in connection with his resignation.

(6)	All RSU awards granted vested on January 28, 2010.

(7)	On December 10, 2009, Mr. Riso was awarded a performance share award with a target level of 5,000 shares. On February 23, 2010, our Board amended the performance share award. See “Compensation Discussion and Analysis — Performance Share Awards to Mr. Riso and Mr. Hughes” for more information on the award.

(8)	On December 10, 2009, Mr. Hughes was awarded a performance share award with a target level of 3,000 shares. On February 23, 2010, our Board amended the performance share award. See “Compensation Discussion and Analysis — Performance Share Awards to Mr. Riso and Mr. Hughes” for more information on the award.

(9)	In May 2008, Mr. Kellman was granted a performance share award to cover the performance period from January 1, 2008 through December 31, 2010. Upon Mr. Kellman’s resignation on December 4, 2009, we agreed that, notwithstanding the terms of his performance share award, when the determination of the payout percentage is made by our compensation committee at the end of the award period, the performance goals under the award shall be deemed to have been attained at “target” level performance, or 23,255 shares of common stock. Under the terms of the performance share award and our equity plan, stockholder approval of the plan of liquidation on January 28, 2010, resulted in the acceleration of the award period and the 23,255 shares vested.
Option Exercises and Stock Vested
     We have not granted any stock options. The 40,000 shares of restricted stock granted to Mr. Kellman at the time of our initial public offering vested due to his termination from our Manager (after he had resigned from Care) without cause. Apart from Mr. Kellman, no other named executive’s restricted shares vested during the fiscal year ended December 31, 2009.

Pension Benefits
     Our named executive officers received no benefits in fiscal year 2009 from us under defined pension or defined contribution plans.
Nonqualified Deferred Compensation
     Our Company does not have a nonqualified deferred compensation plan that provides for deferral of compensation on a basis that is not tax-qualified for our named executive officers.
Potential Payments Upon Termination or Change in Control
     Our named executive officers are employees of our Manager or its affiliates and therefore we generally have no obligation to pay them any form of cash compensation upon their termination of employment, except with respect to the restricted stock award agreements, RSU agreements and performance share award agreements.
     On January 28, 2010, our stockholders approved a plan of liquidation, which was filed as Exhibit A to our definitive proxy statement filed on December 28, 2009. Pursuant to the terms of the restricted stock and RSU grant instruments and our Equity Plan, stockholder approval of the plan of liquidation resulted in the accelerated vesting of restricted stock and RSUs. Therefore, our directors’ and executive officers’ outstanding restricted stock and RSUs vested on January 28, 2010.
     On May 12, 2008, Mr. Kellman, our former chief executive officer, was granted a performance share award to cover the performance period from January 1, 2008 through December 31, 2010. In connection with Mr. Kellman’s resignation as our chief executive officer, we agreed that, notwithstanding the terms of his performance share award, when the determination of the payout percentage is made by our compensation committee at the end of the award period, the performance goals under the award shall be deemed to have been attained at “target” level performance, or 23,255 shares of common stock. Under the terms of the performance share award and our Equity Plan, stockholder approval of the plan of liquidation on January 28, 2010, resulted in the acceleration of the award period and the 23,255 shares vested.
     As discussed above in “Item 11: Performance Share Awards to Mr. Riso and Mr. Hughes,” Messrs. Riso and Hughes were awarded performance share awards on December 10, 2009, as amended on February 23, 2010. If Messrs. Riso or Hughes are terminated for “cause,” as defined in their Amended and Restated Performance Share Award Agreements, prior to December 31, 2010, all performance shares awarded to them under the performance share award agreements would be automatically forfeited. If Messrs. Riso or Hughes are terminated for any reason other than for “cause” prior to December 31, 2010, the individual will receive a pro-rata percentage of the performance shares that would otherwise be payable if he had not been terminated.
     If we experienced a “change in control” as of December 31, 2009, other than a liquidity event, the performance period would have been deemed to have completed as of such date, and the Company would have been deemed to have achieved target level performance, resulting in an award of 5,000 shares of common stock to Mr. Riso and 3,000 shares of common stock to Mr. Hughes, which would have had a fair market value as of December 31, 2009 of $38,900 and $23,340, respectively, based on our closing stock price on December 31, 2009 of $7.78 per share.
Director Compensation

     The following table sets forth information regarding the compensation paid to, and the compensation expense we recognized, with respect to our Board of Directors during the fiscal year ended December 31, 2009:

	Fees Earned or Paid in Cash	Stock Awards	Total
Name	($)	($)(1)	($)
Flint D. Besecker(2)	$51,974	$49,983	$101,956
Gerald E. Bisbee, Jr., Ph.D.	$57,517	$49,983	$107,500
Kirk E. Gorman(3)	$45,012	$37,488	$82,500
Alexandra Lebenthal(4)	$50,017	$49,983	$100,000
Karen P. Robards	$57,017	$49,983	$107,000
J. Rainer Twiford	$55,017	$49,983	$105,000
Steven N. Warden(5)	$0	$123,900	$123,900

(1)	Amounts recognized by the Company for financial statement reporting purposes in the fiscal year ended December 31, 2009 in accordance with Accounting Standards Codification 718 — Compensation — Stock Compensation. See Footnote 14 to our Consolidated Financial Statements in our Annual Report on Form 10-K. In accordance with SEC rules, estimates of forfeitures related to service-based conditions have been disregarded. As discussed below, each director, except for Mr. Warden, receives an annual retainer payable half in cash and half in unrestricted shares of our common stock. These unrestricted shares are granted in approximately equal amounts per quarter in arrears and are based on the closing price of our common stock on the last business day of each quarter. The grant date fair market value of our common stock as of the ends of each of the fiscal quarters in 2009 were $7.78, $7.67, $5.20 and $5.46, respectively.

(2)	Mr. Besecker was granted 10,000 RSUs on November 5, 2009 that were structured to vest in four equal installments beginning on the first anniversary of the grant date. In addition, on December 10, 2009, Mr. Besecker was awarded a performance share award with a threshold, target and maximum award of 2,500, 5,000, and 10,000 shares, respectively. The grant date fair value of the award assuming the achievement of the highest level of performance is $79,800. On February 23, 2010, our Board amended the performance share awards. See “Performance Share Award to Mr. Besecker” below for more information on the amendment. The grant date fair value of the award on February 23, 2010 for the highest level of performance is $83,200.

(3)	Mr. Gorman resigned from the Board of Directors on October 19, 2009.

(4)	Ms. Lebenthal resigned from the Board of Directors on January 28, 2010.

(5)	Mr. Warden was granted 15,000 RSUs on May 7, 2009 that were structured to vest in four equal installments beginning on the first anniversary of the grant date.
     Each independent director receives an annual retainer of $100,000. The annual retainer payable to our independent directors is payable quarterly in arrears, half in cash and half in unrestricted stock. Any portion of the annual retainer that an independent director receives in stock is granted pursuant to our 2007 Equity Plan.
     The Chairman of our Board of Directors is entitled to receive an additional annual retainer of $10,000. The Chairs of our Audit Committee and our former NCGIO Committee are each entitled to receive an additional annual retainer of $7,500. The Chairman of our former Compensation Committee is entitled to receive an additional annual retainer of $5,000. Effective January 28, 2010, the Compensation Committee and NCGIO Committee were combined into the CNG Committee. The Chair of our CNG Committee is entitled to receive an additional annual retainer of $7,000. These additional retainer amounts paid to our Board and committee chairs are payable in cash. In addition, we reimburse all directors for reasonable out-of-pocket expenses incurred in connection with their services on our Board of Directors.
Performance Share Award to Mr. Besecker
     On December 10, 2009, our Board of Directors awarded Mr. Besecker a performance share award with a target share award of 5,000 shares of our common stock. This award was amended and restated on

February 23, 2010, such that the award is triggered upon the execution, during 2010, of one or more of the following transactions that results in a return of liquidity to our stockholders within the parameters expressed in the agreement: (i) a merger or other business combination resulting in the disposition of all of the issued and outstanding equity securities of the Company, (ii) a tender offer made directly to our stockholders either by us or a third party for at least a majority of our issued and outstanding common stock, or (iii) the declaration of aggregate distributions by the our Board equal to or exceeding $8.00 per share.
     Mr. Besecker will be entitled to receive 10,000 performance shares in connection with the Tiptree transaction, which will represent $90,000 in value if the tender offer to be conducted as part of the Tiptree transaction is completed.
Compensation Committee Interlocks and Insider Participation
     There are no Compensation Committee interlocks and none of our executive officers participate on our Compensation Committee.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
        The following table sets forth the beneficial ownership of our common stock, as of March 25, 2010, for (1) each person known to us to be the beneficial owner of more than 5% of our outstanding common stock, (2) each of our directors, (3) each of our named executive officers as of March 25, 2010 (including Mr. Kellman who resigned on December 4, 2009) and (4) our directors and named executive officers as a group. Except as otherwise described in the notes below, the following beneficial owners have sole voting power and sole investment power with respect to all shares of common stock set forth opposite their respective names.
        In accordance with SEC rules, each listed person’s beneficial ownership includes:
•	all shares the investor actually owns beneficially or of record;

•	all shares over which the investor has or shares voting or dispositive control (such as in the capacity as a general partner of an investment fund); and

•	all shares the investor has the right to acquire within 60 days (such as upon exercise of options that are currently vested or which are scheduled to vest within 60 days).
        Unless otherwise indicated, all shares are owned directly and the indicated person has sole voting and investment power. Unless otherwise indicated, the business address for each beneficial owner listed below shall be c/o Care Investment Trust Inc., 505 Fifth Avenue, 6th Floor, New York, New York 10017.

	Amount and Nature
	of Beneficial
	Ownership of	Percent of
Name	Common Stock	Total(1)
CIT Group Inc.(2) 505 5th Avenue, 6th Floor New York, New York 10017	8,024,040	38.84%

GoldenTree Asset Management LP(3) 300 Park Avenue, 21st Floor New York, New York 10022	4,360,454	21.56%

Tyndall Capital Partners, L.P.(4) 599 Lexington Avenue, Suite 4100 New York, New York 10022	1,049,000	5.19%

F. Scott Kellman(5)	142,950	*

Flint D. Besecker(6)	11,675	*
Salvatore (Torey) V. Riso Jr.(7)	40	*

Paul F. Hughes(8)	0	*

Gerald E. Bisbee, Jr. Ph.D.(9)	20,834	*

Karen P. Robards(9)	21,334	*

J. Rainer Twiford(9)	0	*

Steven N. Warden(10)	5,352	*

All Directors and Executive Officers as a Group (8 Persons)	202,185	*

*	The percentage of shares beneficially owned does not exceed one percent of the total shares of our common stock outstanding.

(1)	As of March 25, 2010, 20,224,548 shares of common stock were issued and outstanding and entitled to vote. The percent of total for all of the persons listed in the table above is based on such 20,224,548 shares of common stock, except for CIT Group Inc., whose percent of total is based on 20,659,548 shares of common stock, which includes a warrant to purchase 435,000 shares of our common stock.

(2)	In an amendment to Schedule 13D filed on October 2, 2008, CIT Real Estate Holding Corporation and CIT Healthcare LLC, each located at 505 Fifth Avenue, 6th Floor, New York, New York 10017, were deemed, pursuant to Rule 13d-3 of the Securities Exchange Act of 1934, as amended, to hold shared voting and dispositive power over 6,981,350 and 1,042,690 shares of our common stock, respectively. This amendment to Schedule 13D amended and supplemented the Schedule 13D originally filed on July 9, 2007 and was filed to report the grant to CIT Healthcare LLC of warrants to purchase 435,000 shares of our common stock pursuant to a warrant agreement by and between CIT Group Inc. and the company, dated September 30, 2008. By virtue of its 100% ownership of CIT Real Estate Holding Corporation and CIT Healthcare LLC, CIT Group Inc. was deemed to have shared voting and dispositive power over 8,024,040 shares of our common stock. On March 16, 2010, CIT Group Inc. entered into a warrant purchase agreement with Tiptree, pursuant to which, CIT Group Inc. will sell its warrant to purchase 435,000 shares of our common stock to Tiptree upon the closing of a contemplated transaction between Care and Tiptree.

(3)	In an amendment to Schedule 13G filed on January 25, 2010, GoldenTree Asset Management LP was deemed, pursuant to Rule 13d-3 of the Securities Exchange Act of 1934, as amended, to hold shared voting and dispositive power over 4,041,040 shares of our common stock. By virtue of serving as the general partner of GoldenTree Asset Management LP, GoldenTree Asset Management LLC was deemed to have shared voting and dispositive power over the shares held by GoldenTree Asset Management LP. Likewise, Mr. Steven A. Tananbaum, by virtue of serving as managing member to GoldenTree Asset Management LLC, was deemed to have shared voting and dispositive power over the shares held by GoldenTree Asset Management LP. In a Schedule 13G filed on March 4, 2009, GoldenTree Asset Management LP, GoldenTree Asset Management LLC and Mr. Steven A. Tananbaum, together with the Investment Manager and IMGP, reported that they have ceased to be “beneficial owners” of our common stock for purposes of Section 16(a) of the Securities Exchange Act of 1934, as amended.

(4)	In a Schedule 13G filed on February 5, 2010, Tyndall Capital Partners, L.P., located at 599 Lexington Avenue, Suite 4100, New York, New York 10022, was deemed, pursuant to Rule 13d-3 of the Securities Exchange Act of 1934, as amended, to hold shared voting and dispositive power over 1,049,000 shares of our common stock, due to its position as general partner of Tyndall Partners, L.P. and Tyndall Institutional Partners, L.P.

(5)	Mr. Kellman resigned as chief executive officer and president of our company on December 4, 2009. In connection with his resignation, Mr. Kellman’s 40,000 restricted shares and 73,882 RSUs vested. In connection with the approval of the plan of liquidation by our stockholders on January 28, 2010, Mr. Kellman’s 23,255 performance shares vested.

(6)	All of Mr. Besecker’s unvested restricted stock and restricted stock units vested upon the approval of the plan of liquidation by our stockholders on January 28, 2010. Mr. Besecker’s beneficial ownership figure does not reflect the 10,000 shares issuable to him upon settlement of the performance share award granted to him on December 10, 2009.

(7)	All of Mr. Riso’s unvested restricted stock units vested upon the approval of the plan of liquidation by our stockholders on January 28, 2010. Mr. Riso’s beneficial ownership figure does not reflect the 10,000 shares issuable to him upon settlement of the performance share award granted to him on December 10, 2009.

(8)	All of Mr. Hughes’ unvested restricted stock units vested upon the approval of the plan of liquidation by our stockholders on January 28, 2010. Mr. Hughes’ beneficial ownership figure does not reflect the 6,000 shares issuable to him upon settlement of the performance share award granted to him on December 10, 2009.

(9)	All of our directors’ unvested restricted stock vested upon the approval of the plan of liquidation by our stockholders on January 28, 2010.

(10)	All of Mr. Warden’s unvested restricted stock units vested upon the approval of the plan of liquidation by our stockholders on January 28, 2010.
Equity Compensation Plan Information
     The following table summarizes information, as of December 31, 2009, relating to our equity compensation plans pursuant to which shares of our common stock or other equity securities may be granted from time to time.

(c)
	(a)		Number of
	Number of	(b)	securities
	securities to be	Weighted	remaining
	issued upon	average	available for
	exercise of	exercise price of	future issuance
	outstanding	outstanding	under equity
	options, warrants	options, warrants	compensation
Plan category	and rights	and rights	Plans(3)
Equity compensation plans approved by security holders
2007 Equity Plan(1), (4)	149,210	NA	257,516
2007 Manager Equity Plan	435,000	$17.00	282,945
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	584,210	NA	540,461

(1)	Our 2007 Equity Plan was adopted by our sole stockholder prior to our initial public offering on June 22, 2007. The number of shares in Column (a) includes 95,955 restricted stock units, as well as (i) 23,255 performance shares awarded to Mr. Kellman that were deemed to be vested on January 28, 2010 and (ii) 30,000 performance share awards granted to our executive officers. On March 12, 2009, May 7, 2009 and November 4, 2009, our Compensation Committee granted an additional 49,961 RSUs, 30,333 RSUs, and 10,000 RSUs, respectively, to our executive officers and employees of our Manager and its affiliates pursuant to the 2008 Performance-Based RSU Award Program. In addition, on December 10, 2009, our Compensation Committee granted 30,000 performance shares to our executive officers and employees of our Manager.

(2)	Our 2007 Manager Equity Plan was adopted by our sole stockholder prior to our initial public offering on June 22, 2007. The number of shares in Column (a) represents shares issuable upon exercise of a warrant that we granted to our Manager on September 30, 2008. See “Certain Relationships and Related Transactions” below. On March 16, 2010, our Manager entered into a warrant purchase agreement with Tiptree, pursuant to which, our Manager will sell its warrant to purchase 435,000 shares of our common stock to Tiptree upon the closing of a contemplated transaction between Care and Tiptree.

(3)	Under the purchase and sale agreement with Tiptree, Care is prohibited from making grants until the earlier of the termination of the purchase and sale agreement or the Closing Date (as defined in the purchase and sale agreement that was filed as Exhibit 10.1 to Care’s Form 8-K on March 16, 2010).

(4)	All RSU awards which were granted and the performance share granted to Mr. Kellman vested on January 28, 2010. As of January 29, 2010, only the 30,000 performance shares granted on December 10, 2009 are outstanding.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.
Policies and Procedures With Respect to Related Party Transactions
     It is the policy of our Board of Directors that all related party transactions (generally, transactions involving amounts exceeding $120,000 in which a related party (directors and executive officers or their immediate family members, or stockholders owning 5% of more of our outstanding stock) had or will have a direct or indirect material interest) shall be subject to approval or ratification by the Audit Committee in accordance with the following procedures.
     Each party to a potential related party transaction is responsible for notifying our Manager’s legal department of the potential related person transaction in which such person or any immediate family member of such person may be directly or indirectly involved as soon as he or she becomes aware of such transaction. Our Manager’s legal department will determine whether the transaction should be submitted to the Audit Committee for consideration. The Audit Committee will then review the material facts of the transaction and either approve or disapprove of the entry into such transaction.
Management Agreement
     In connection with our initial public offering, we entered into a Management Agreement with our Manager, which describes the services to be provided by our Manager and its compensation for those services. On September 30, 2008, we amended (the “Amendment”) the Management Agreement between ourselves and the Manager, and on January 15, 2010 we further amended and restated (the “Amendment and Restatement”) the Management Agreement. In consideration of the Amendment and for the Manager’s continued and future services to the us, we granted the Manager warrants to purchase 435,000 shares of our common stock at $17.00 per share (the “Warrant”) under the 2007 Manager Equity Plan. The Warrant, which is immediately exercisable, expires on September 30, 2018.
     Under the Amendment and Restatement, our Manager, subject to the oversight of our board of directors, is required to conduct our business affairs in conformity with the policies and the investment guidelines that are approved by our Board of Directors. The Amendment and Restatement continues in effect, unless earlier terminated, until December 31, 2011.
     The Amendment and Restatement reduces the base management fee to a monthly amount equal to (i) $125,000 from February 1, 2010 until the earlier of (x) June 30, 2010 and (y) the date on which four of our six Existing Investments have been sold; then from such date (ii) $100,000 until the earlier of (x) December 31, 2010 and (y) the date on which five of our six Existing Investments have been sold; then from such date (iii) $75,000 until the effective date of expiration or earlier termination of the Amendment and Restatement by either of us or the Manager; provided, however, that notwithstanding the foregoing, the Base Management Fee will remain at $125,000 per month until the later of: (a) ninety (90) days after the filing by us of a Form 15 with the SEC; and (b) the date that the we are no longer subject to the reporting requirements of the Exchange Act.
     In addition, pursuant to the Amendment and Restatement, we will pay the Manager a Buyout Payment of $7.5 million, payable as follows: (i) $2.5 million on the Effective Date; (ii) $2.5 million upon the earlier of (a) April 1, 2010 and (b) the effective date of the termination of the Amendment and Restatement by either of us or the Manager; and (iii) $2.5 million upon the earlier of (a) June 30, 2011 and (b) the effective date of the termination of the Amendment and Restatement by either us or the

Manager. The Termination Fee that is operative under the original Management Agreement was replaced by the Buyout Payments under the Amendment and Restatement. On January 29, 2010 and April 1, 2010, we paid our Manager $2.5 million and $2.5 million, respectively, pursuant to the Buyout Payments under the Amendment and Restatement.
     The Manager is also eligible for an Incentive Fee of $1.5 million if (i) at any time prior to December 31, 2011, the aggregate cash dividends paid to our stockholders since the Effective Date equal or exceed $9.25 per share or (ii) as of December 31, 2011, the sum of (x) the aggregate cash dividends paid to our stockholders since the Effective Date and (y) the Aggregate Distributable Cash equals or exceeds $9.25 per share. In the event that the Aggregate Distributable Cash equals or exceed $9.25 per share but for the impact of payment of a $1.5 million Incentive Fee, we will pay the Manager an Incentive Fee an amount that allows the Aggregate Distributable Cash to equal $9.25 per share.
     Both parties can terminate the Amendment and Restatement without cause under certain circumstances, and we can terminate the Amendment and Restatement with cause.
     For the year ended December 31, 2009, we recognized $2.2 million in management fee expense related to the base management fee, and our Manager was not eligible for an incentive fee.
Mortgage Purchase Agreement
     On September 30, 2008, we entered into a Mortgage Purchase Agreement (the “MPA”) with our Manager in order to secure a potential additional source of liquidity. The MPA expired on September 30, 2009. Pursuant to the MPA, we had the right, but not the obligation, to cause the Manager to purchase our current senior mortgage assets (the “Mortgage Assets”) at their then-current fair market value, as determined by a third party appraiser. However, the MPA provided that in no event shall the Manager be obligated to purchase any Mortgage Asset if (a) the Manager has already purchased Mortgage Assets with an aggregate sale price of $125.0 million pursuant to the MPA or (b) the third-party appraiser determines that the fair market value of such Mortgage Asset is greater than 105% of the then outstanding principal balance of such Mortgage Asset. We had the right exercise our rights under the MPA with respect to any or all of the Mortgage Assets identified in the MPA at any time or from time to time until the MPA expired on September 30, 2009.
     Pursuant to the MPA, we sold loans made to four borrowers with carrying amounts of $24.8 million, $22.5 million, $2.9 million and $18.7 million for total proceeds of $65.2 million. The sale of the first loan closed in November of 2008 and the company recorded a loss on the sale of $2.4 million in the consolidated statement of operations for the year ended December 31, 2008. The second loan closed in February of 2009 at a loss of $4.5 million and the third loan closed in September 2009 at a loss of $1.3 million. In consideration of the Amendment and Restatement, we agreed to terminate the MPA and rescind all outstanding put notices under the MPA.
Warrant
     In consideration of the Amendment and for the Manager’s continued and future services to the Company, the Company granted the Manager warrants to purchase 435,000 shares of the Company’s common stock at $17.00 per share (the “Warrant”) under the 2007 Manager Equity Plan. The Warrant, which is immediately exercisable, expires on September 30, 2018. On March 16, 2010, our Manager entered into a warrant purchase agreement with Tiptree, pursuant to which, our Manager will sell the Warrant to Tiptree upon the closing of a contemplated transaction between Care and Tiptree.

ITEM 14. Principal Accounting Fees and Services.
Audit Fees
     Fees for audit services totaled approximately $865,500 in 2008, which represent audit fees associated with our annual audit, reviews of our quarterly reports on Form 10-Q, review of documents filed with the SEC, and a consent. In addition, fees for audit-related services totaled $152,500 for compliance with internal controls and purchase price allocation.
     Fees for audit services totaled approximately $821,000 in 2009, which represent audit fees associated with our annual audit, review of our quarterly reports on Form 10-Q, review of documents filed with the SEC, and a consent. There were no fees for audit-related services in 2009.
     There were no tax fees or other fees paid to Deloitte & Touche LLP in 2008 and 2009.
Pre-Approval Policies and Procedures of our Audit Committee
     Our Audit Committee has sole authority (with the input of management) to approve in advance all engagements of our independent auditors for audit or non-audit services. All audit services provided by Deloitte & Touche LLP in 2009 were pre-approved by our Audit Committee.

Part IV
ITEM 15. Exhibits, Financial Statement Schedules
(b) Exhibits.

Exhibit No.	Description
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

23

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Care Investment Trust Inc.
By:	/s/ Paul F. Hughes
Paul F. Hughes
Chief Financial Officer and Treasurer and Chief Compliance Officer and Secretary

     April 30, 2010
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Salvatore (Torey) V. Riso, Jr.	President and Chief Executive	April 30, 2010

Salvatore (Torey) V. Riso, Jr.	Officer (Principal Executive Officer)

/s/ Paul F. Hughes	Chief Financial Officer and Treasurer and	April 30, 2010

Paul F. Hughes	Chief Compliance Officer and Secretary (Principal Financial and Accounting Officer)

/s/ Flint D. Besecker	Chairman of the Board of Directors	April 30, 2010

Flint D. Besecker

/s/ Gerald E. Bisbee, Jr.	Director	April 30, 2010

Gerald E. Bisbee, Jr.

/s/ Karen P. Robards	Director	April 30, 2010

Karen P. Robards

/s/ J. Rainer Twiford	Director	April 30, 2010

J. Rainer Twiford

/s/ Steve Warden	Director	April 30, 2010

Steve Warden

Appendix A
DEFINITION OF INDEPENDENT DIRECTOR
     For purposes of this definition, “immediate family member” shall include a person’s spouse, parents, children, siblings, mothers and fathers-in-law, sons and daughters-in-law, brothers and sisters-in-law, and anyone (other than domestic employees) who shares such person’s home.
     A director shall be an “independent director” if such director:
     1. is affirmatively determined by the Board, after consideration of all relevant facts and circumstances, as having no material relationship with Care1 (either directly or as a partner, shareholder or officer of an organization that has a relationship with Care);
     2. is not currently, and has not at any time during the prior three years been, an employee of Care or any of its affiliates;
     3. does not have an immediate family member who is, or has been in the prior three years, an executive officer of Care or any of its affiliates;
     4. does not receive compensation, directly or indirectly, from Care for services rendered as a consultant or in any capacity other than a director, except for an amount that does not exceed the dollar amount (currently $120,000) for which disclosure would be required under Item 404(a) of Regulation S-K, and does not possess an interest in any other transaction for which disclosure would be required pursuant to Item 404(a) of Regulation S-K;
     5. does not receive, and no immediate family member of such director receives, and has not at any time during the prior three years received, more than $100,000 during any twelve-month period in direct compensation from Care or any of its affiliates, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service);
     6. is not affiliated with or employed by, and no member of such director’s immediate family is affiliated with or employed by, and has not within the prior three years been affiliated with or employed in a professional capacity by, a present or former internal or external auditor of Care or any of its consolidated subsidiaries;
     7. is not employed, and no immediate family member of such director is employed, and has not within the prior three years been employed as an executive officer of another company where any of Care’s present executives serves on that company’s compensation committee;
     8. is not an executive officer or an employee, and no immediate family member of such director is an executive officer, of another company (A) that has made payments to Care in an amount which, in any of the last three fiscal years, accounts for at least 2% or $1 million, whichever is greater, of Care’s consolidated gross revenues, or (B) that has received payments from Care in an amount which, in any of the last three fiscal years, accounts for at least 2% or $1 million, whichever is greater, of such other company’s consolidated gross revenues;
     9. is not a former employee of Care who receives compensation for prior services (other than benefits under a tax-qualified retirement plan) during the taxable year;
     10. has never been an officer of Care; and
     11. does not receive remuneration from Care, either directly or indirectly, in any capacity other than as a director, as such is more fully described in 26 CFR §1.162-27.

[1]	For purposes of determining independence, all references to Care shall mean Care Investment Trust Inc. and each of its consolidated subsidiaries, if any.