Form 10-Q
period 2010-03-31
Care Investment Trust Inc.
filed 2010-05-10
CIK 1393726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly period ended March 31, 2010

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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☑
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 under the Securities Exchange Act of 1934.
Yes ☐    No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.
     As of May 3, 2010, there were 20,230,152 shares, par value $0.001, of the registrant’s common stock outstanding.

Part I — Financial Information

ITEM 1.	Financial Statements
Care Investment Trust Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(dollars in thousands — except share and per share data)

	March 31, 2010	December 31,
	(Unaudited)	2009
Assets:
Real Estate:
Land	$5,020	$5,020
Buildings and improvements	101,000	101,000
Less: accumulated depreciation and amortization	(5,239)	(4,481)

Total real estate, net	100,781	101,539
Cash and cash equivalents	136,586	122,512
Investments in loans held at LOCOM	9,791	25,325
Investments in partially-owned entities	54,405	56,078
Accrued interest receivable	59	177
Deferred financing costs, net of accumulated amortization of $1,155 and $1,122, respectively	680	713
Identified intangible assets — leases in place, net	4,388	4,471
Other assets	4,577	4,617

Total assets	$311,267	$315,432

Liabilities and Stockholders’ Equity
Liabilities:
Mortgage notes payable	$81,659	$81,873
Accounts payable and accrued expenses	2,110	2,245
Accrued expenses payable to related party	5,572	544
Obligation to issue operating partnership units	3,468	2,890
Other liabilities	525	1,087

Total liabilities	93,334	88,639
Commitments and Contingencies (Note 12)
Stockholders’ Equity:
Common stock: $0.001 par value, 250,000,000 shares authorized, 21,284,544 and 21,159,647 shares issued, respectively and 20,224,548 and 20,158,894 shares outstanding, respectively	21	21
Treasury stock (1,060,006 and 1,000,753 shares, respectively)	(8,824)	(8,334)
Additional paid-in capital	301,989	301,926
Accumulated deficit	(75,253)	(66,820)

Total Stockholders’ Equity	217,933	226,793

Total Liabilities and Stockholders’ Equity	$311,267	$315,432

See Notes to Condensed Consolidated Financial Statements.

Care Investment Trust Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(dollars in thousands — except share and per share data)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2010	2009
Revenue
Rental revenue	$3,215	$3,172
Income from investments in loans	744	2,874
Other income	—	93

Total revenue	3,959	6,139

Expenses
Management fee and buyout payments to related party	7,929	645
Marketing, general and administrative (including stock-based compensation of $63 and $5, respectively)	1,816	2,315
Depreciation and amortization	841	837
Realized gain on sales and repayment of loans	(4)	(22)
Adjustment to valuation allowance on loans held at LOCOM	(745)	(1,919)

Operating expenses	9,837	1,856

Loss from investments in partially-owned entities	583	941
Net unrealized loss/(gain) on derivative instruments	578	(1,269)
Interest income	(47)	(3)
Interest expense including amortization and write-off of deferred financing costs	1,438	2,111

Net (loss)/income	$(8,430)	$2,503

Net (loss)/income per share of common stock
Net (loss)/income, basic and diluted	$(0.42)	$0.12

Basic and diluted weighted average common shares outstanding	20,205,996	20,030,662

See Notes to Condensed Consolidated Financial Statements.

Care Investment Trust Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)
(dollars in thousands, except share data)

	Common Stock		Treasury	Additional	Accumulated
	Shares	$	Stock	Paid-in Capital	Deficit	Total
Balance at December 31, 2009	20,158,894	$21	$(8,334)	$301,926	$(66,820)	$226,793
Net loss	—	—	—	—	(8,430)	(8,430)
Stock-based compensation fair value (1)	116,877	—	—	—	—	—
Stock-based compensation to directors for services rendered	8,030	*	*	63	—	63
Treasury purchases(2)	(59,253)		(490)			(490)
Dividends accrued on performance shares (3)	—	—	—	—	(3)	(3)

Balance at March 31, 2010	20,224,548	$21	$(8,824)	$301,989	$(75,253)	$217,933

*	Less than $500

(1)	Shares vested January 28, 2010 for which compensation was recognized in prior years (see Note 10).

(2)	Shares purchased from employees of the Manager and its affiliates pursuant to the tax withholding “net settlement” feature of Company equity incentive awards (see Note 10).

(3)	Amounts accrued based on performance share award targets.
See Notes to Condensed Consolidated Financial Statements.

Care Investment Trust Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	For the Three	For the Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2010	2009
Cash Flow From Operating Activities
Net (loss)/income	$(8,430)	$2,503
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Increase in deferred rent receivable	(570)	(636)
Realized gain on sales and repayment of loans	(4)	(22)
Loss from investments in partially-owned entities	583	941
Distribution of income from partially-owned entities	1,575	295
Amortization of loan premium paid on investments in loans	—	144
Amortization and write-off of deferred financing cost	32	592
Amortization of deferred loan fees	(15)	(112)
Stock-based non-employee compensation	63	5
Depreciation and amortization on real estate, including intangible assets	841	877
Unrealized loss/(gain) on derivative instruments	578	(1,269)
Adjustment to valuation allowance on loans held at LOCOM	(745)	(1,919)
Changes in operating assets and liabilities:
Accrued interest receivable	119	160
Other assets	612	149
Accounts payable and accrued expenses	(135)	4,319
Other liabilities including payable to related party	4,466	(2,816)

Net cash (used in)/provided by operating activities	(1,030)	3,211
Cash Flow From Investing Activities
Sale of loans to Manager	—	22,549
Sale of loans to third party	5,880	—
Loan repayments	10,417	1,025
Investments in partially-owned entities	(486)	—

Net cash provided by investing activities	15,811	23,574
Cash Flow From Financing Activities
Principal payments under warehouse line of credit	—	(37,781)
Principal payments under mortgage notes payable	(214)	(19)
Treasury stock purchases	(490)	—
Dividends paid	(3)	(3,430)

Net cash used in financing activities	(707)	(41,230)
Net increase (decrease) in cash and cash equivalents	14,074	(14,445)
Cash and cash equivalents, beginning of period	122,512	31,800

Cash and cash equivalents, end of period	$136,586	$17,355

Supplemental Disclosure of Cash Flow Information
Cash interest paid during the three months ended March 31, 2010 and 2009 is approximately $1.4 million and $1.5 million, respectively.
See Notes to Condensed Consolidated Financial Statements.

Care Investment Trust Inc. and Subsidiaries — Notes to
Condensed Consolidated Financial Statements (Unaudited)
March 31, 2010
Note 1 — Organization
     Care Investment Trust Inc. (together with its subsidiaries, the “Company” or “Care” unless otherwise indicated or except where the context otherwise requires, “we”, “us” or “our”) is a real estate investment trust (“REIT”) with a geographically diverse portfolio of senior housing and healthcare-related assets in the United States. Care is externally managed and advised by CIT Healthcare LLC (“Manager”). As of March 31, 2010, Care’s portfolio of assets consisted of real estate and mortgage related assets for senior housing facilities, skilled nursing facilities, medical office properties and first mortgage liens on healthcare related assets. Our owned senior housing facilities are leased, under “triple-net” leases, which require the tenants to pay all property-related expenses.
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
Note 2 —Basis of Presentation and Significant Accounting Policies
Basis of Presentation
     On December 10, 2009, our Board of Directors approved a plan of liquidation and recommended that our shareholders approve the plan of liquidation. On January 28, 2010, our shareholders approved the plan of liquidation. Under the plan of liquidation, the Board of Directors reserves the right to continue to solicit and entertain proposals from third parties to acquire all or substantially all of the Company’s outstanding common stock prior to and after approval of the plan of liquidation by our shareholders. Subsequent to our shareholders’ approval of the plan of liquidation, on March 16, 2010, the Company entered into a purchase and sale agreement with Tiptree Financial Partners, L.P. (“Tiptree”) providing for a combination of an equity investment by Tiptree in newly issued common stock at $9.00 per share and a cash tender offer by the Company for up to all of Care’s issued and outstanding shares of common stock at the same price, as long as at least 10,300,000 shares are validly tendered (and not withdrawn) prior to the expiration date of the tender offer and the other conditions to the issuance and tender offer are satisfied or waived. See Note 14 Tiptree Transaction. Since it is not probable that the Company will liquidate, the Company has presented its financial statements on a going concern basis.
     The accompanying condensed consolidated financial statements are unaudited. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been made. The condensed consolidated balance sheet as of December 31, 2009 has been derived from the audited consolidated balance sheet as of that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the operating results for the full year.
     The Company has no items of other comprehensive income, and accordingly, net income or loss is equal to comprehensive income or loss for all periods presented.
Loans held at LOCOM
     Investments in loans amounted to $9.8 million at March 31, 2010 as compared with $25.3 million at December 31, 2009. We account for our investment in loans in accordance with Accounting Standards Codification 948, which codified the Financial Accounting Standards Board’s (“FASB’s”) Accounting for Certain Mortgage Banking Activities (“ASC 948”). Under ASC 948, loans expected to be held for the foreseeable future or to maturity should be held at amortized cost, and all other loans should be held at the lower of cost or market (LOCOM), measured on an individual basis. At December 31, 2008, in connection with our decision to reposition ourselves from a mortgage REIT to a traditional direct property ownership REIT (referred to as an equity REIT, see Notes 2, 3, and 4 to the financial statements) and as a result of existing market conditions, we transferred our portfolio of mortgage loans to LOCOM because we are no longer certain that we will hold the portfolio of loans either until maturity or for the foreseeable future.

Recently Issued Accounting Pronouncements
     Accounting Standards Codification (“ASC”)
     In June 2009, the FASB issued a pronouncement establishing the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP. The standard explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants. This standard is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. The Company adopted this standard in the third quarter of 2009.
     Disclosures about Fair Value of Financial Instruments
     In June 2009, issued ASU 2009-17 to codify FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” as ASC 810 (“ASC 810”), with the objective of improving financial reporting by entities involved with variable interest entities (VIE). It retains the scope of FIN 46(R) with the addition of entities previously considered qualifying special-purpose entities, as the concept of those entities was eliminated by FASB Statement No. 166, “Accounting for Transfers of Financial Assets” (ASU 2009-16; FASB ASC 860). ASC 810 will require an analysis to determine whether the entity’s variable interest or interests give it a controlling financial interest in a VIE.
     On September 30, 2009, the FASB issued ASU 2009-12 to provide guidance on measuring the fair value of certain alternative investments. The ASU amends ASC 820 to offer investors a practical expedient for measuring the fair value of investments in certain entities that calculate net asset value per share. The ASU is effective for the first reporting period (including interim periods) ending after December 15, 2009 with early adoption permitted. On January 21, 2010, the FASB issued ASU 2010-06, which amends ASC 820 to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The ASU is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years, with early adoption permitted. The Company adopted these revised disclosure requirements of ASC 820 in the quarter ended March 31, 2010.
     Subsequent Events
     In May 2009, the FASB issued Statement No. 165 Subsequent Events, which is codified in FASB ASC 855, Subsequent Events (“ASC 855”). ASC 855 introduces the concept of financial statements being available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The pronouncement is effective for interim periods ended after June 15, 2009. The Company adopted ASC 855 in the 2009 second quarter. The Company evaluates subsequent events as of the date of issuance of its financial statements and considers the impact of all events that have taken place to that date in its disclosures and financials statements when reporting on the Company’s financial position and results of operations. The Company has evaluated subsequent events through the date of filing and has determined that no other events need to be disclosed.
Note 3 — Investments in Loans held at LOCOM
     As of March 31, 2010 and December 31, 2009, our net investments in loans amounted to $9.8 million and $25.3 million, respectively. During the three months ended March 31, 2010, we received $10.4 million in principal repayments, as compared with $1.0 million received during the three months ended March 31, 2009. The 2010 first quarter repayments included proceeds of approximately $10.0 million for the full repayment of a loan with one borrower. Our investment at March 31, 2010 is a participation secured primarily by real estate in the form of pledges of ownership interests, direct liens or other security interests. This investment is variable rate at March 31, 2010, had a weighted average spread of 4.16% over one month LIBOR, and a maturity of approximately 0.8 year. At December 31, 2009 the investments in loans had a weighted average spread of 6.76% over one month LIBOR and an average maturity of 1.0 year. The effective yield on the portfolio for the quarter ended March 31, 2010 and the year ended December 31, 2009, was 4.41% and 6.99%, respectively. One month LIBOR was 0.25% at March 31, 2010 and 0.23% at December 31, 2009.

March 31, 2010

Location			Cost	Interest	Maturity
Property Type (a)	City	State	Basis	Rate	Date
SNF / Sr. Appts / ALF	Various	Texas / Louisiana	$13,809	L+4.30%	2/1/2011

Investment in loans, gross			$13,809
Valuation allowance			(4,018)

Loans Held at LOCOM			$9,791

December 31, 2009

Location			Cost	Interest	Maturity
Property Type (a)	City	State	Basis	Rate	Date
SNF/ALF (b)/(c)	Nacogdoches	Texas	$9,338	L+3.15%	10/02/11
SNF/Sr. Appts/ALF	Various	Texas/Louisiana	14,226	L+4.30%	02/01/11
SNF (b)/(d)	Various	Michigan	10,178	L+7.00%	02/19/10

Investment in loans, gross			$33,742
Valuation allowance			(8,417)

Loans held at LOCOM			$25,325

(a)	SNF refers to skilled nursing facilities; ALF refers to assisted living facilities; ICF refers to intermediate care facility; and Sr. Appts refers to senior living apartments.

(b)	The mortgages are subject to various interest rate floors ranging from 6.00% to 11.5%.

(c)	Loan sold to a third party in March 2010 for approximately $6.1 million of cash proceeds before selling costs, see Note 4.

(d)	Loan repaid at maturity in February 2010 for approximately $10.0 million, see Note 4.
     Our mortgage portfolio (gross) at March 31, 2010 consists of one loan for mixed use property located in the southern part of the United States. Mixed-use facilities refer to properties that provide care to different segments of the elderly population based on their needs, such as assisted living with skilled nursing capabilities.
     For the three months ended March 31, 2010, the Company received proceeds of $10.4 million related to the repayment of balances related to mortgage loans and received proceeds of $5.9 million, net of $0.2 million of selling costs, related to a sale to a third party of one mortgage loan. See Note 9 for a roll forward of the investment in loans held at fair value from December 31, 2009 to March 31, 2010.
Note 4 — Sales and repayment of Investments in Loans Held at LOCOM
     On September 30, 2008 we finalized a Mortgage Purchase Agreement with our Manager that provided us an option to sell loans from our investment portfolio to our Manager at the loan’s fair value on the sale date. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a discussion of the terms and conditions of the Agreement. Pursuant to the Agreement, on February 3, 2009, we sold one loan with a net carrying amount of approximately $22.5 million as of December 31, 2008. Proceeds from the sale approximated the net carrying value of $22.5 million. We incurred a loss of $4.9 million on the sale of this loan. The loss on this loan was included in the valuation allowance on the loans held at LOCOM at December 31, 2008.
     On February 19, 2010, one borrower repaid one of the Company’s mortgage loans with a net carrying value of approximately $10.0 million on the repayment date. No gain or loss is recorded on the sale.
     On March 2, 2010, we sold one mortgage loan to a third party with a net carrying value of approximately $5.9 million after selling costs on the repayment date. No gain or loss is recorded on the sale.
Note 5 — Investments in Partially-Owned Entities
     For the three months ended March 31, 2010, the net loss in our equity interest related to the Cambridge Holdings, Inc. (“Cambridge”) portfolio amounted to approximately $885,000. This included $2.3 million attributable to our share of the depreciation and amortization expense associated with the Cambridge properties. During the first three months of 2010, the Company invested approximately $486,000 in tenant improvements related to the Cambridge properties. The Company’s investment in the Cambridge entities was $47.6 million at March 31, 2010 and $49.3 million at December 31, 2009. We have received approximately $1.3 million of distributions during the first quarter of 2010 related to our share of 2009 fourth quarter distributions.
     For the three months ended March 31, 2010, we recognized approximately $300,000 in equity income from our interest in Senior Management Concepts, LLC (“SMC”) and received approximately $300,000 in distributions.

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
Note 8 — Related Party Transactions
Management Agreement
     In connection with our initial public offering in 2007, we entered into a Management Agreement with our Manager (the “Management Agreement”), which describes the services to be provided by our Manager and its compensation for those services. Under the Management Agreement, our Manager, subject to the oversight of the Board of Directors of Care, is required to manage the day-to-day activities of the Company, for which the Manager receives a base management fee and is eligible for an incentive fee. The Manager is also entitled to charge the Company for certain expenses incurred on behalf of Care.
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
     On January 15, 2010, the Company entered into an Amended and Restated Management Agreement, dated as of January 15, 2010 (“Amendment 2”) which amended and restated the Management Agreement, dated June 27, 2007, as amended by Amendment No. 1 to the Management Agreement. Amendment 2 became effective upon approval by the Company’s stockholders of the plan of liquidation on January 28, 2010. Amendment 2 shall continue in effect, unless earlier terminated in accordance with the terms thereof, until December 31, 2011.
     Amendment 2 reduced the base management fee to a monthly amount equal to (i) $125,000 from February 1, 2010 until June 30, 2010 and (ii) $100,000 until the earlier of December 31, 2010 and the sale of certain assets and (iii) $75,000 until the effective date of expiration or earlier termination of the agreement, subject to additional provisions.
     Pursuant to the terms of Amendment 2, the Company shall pay the Manager a buyout payment of $7.5 million, which replaces the $15.4 million Termination Fee and is payable in three installments of $2.5 million. The first two installments were each paid when due on January 28, 2010 and April 1, 2010. The third and final payment is payable on either June 30, 2011 or the effective date of the termination of the agreement if earlier. As of March 31, 2010, we have accrued $5.0 million for the $2.5 million payment made on April 1, 2010 and the final $2.5 million payment. Pursuant to the terms of the agreement with Tiptree, the Management Agreement will be terminated upon closing of the transaction with Tiptree. Pursuant to the terms of Amendment 2, the Manager is eligible for an incentive fee of $1.5 million under certain conditions where cash distributed or distributable to stockholders equals or exceeds $9.25 per share. See Note 12.
     We are also responsible for reimbursing the Manager for its pro rata portion of certain expenses detailed in the initial agreement and subsequent amendments, such as rent, utilities, office furniture, equipment, and overhead, among others, required for our operations. Transactions with our Manager during the three months ended March 31, 2010 and March 31, 2009 included:
•	Our $5,572,000 liability as of March 31, 2010 to our Manager for the remaining buyout payment obligation of $5.0 million, professional fees accrued and other third party costs incurred by our Manager on behalf of Care and management fees.

•	Our expense recognition of $7.5 million for the three months ended March 31, 2010 for the buyout payment obligation.

•	Our expense recognition of $429,000 and $645,000 for the three months ended March 31, 2010 and March 31, 2009 for the base management fee.

•	On February 3, 2009, the Company closed on the sale of a loan to our Manager for proceeds of $22.5 million. See Note 4
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
     Investment in loans held at LOCOM — the fair value of the portfolio is based primarily on appraisals from third parties. Investing in healthcare-related commercial mortgage debt is transacted through an over-the-counter market with minimal pricing transparency. Loans are infrequently traded and market quotes are not widely available and disseminated. The Company also gives consideration to its knowledge of the current marketplace and the credit worthiness of the borrowers in determining the fair value of the portfolio. At March 31, 2010, we valued our one loan using an internal valuation model and considering available market data.
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
     The following table presents the Company’s financial instruments carried at fair value on the condensed consolidated balance sheets as of March 31, 2010 and December 31, 2009:

	Fair Value at March 31, 2010
(dollars in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment in loans held at LOCOM	$—	$—	$9.8	$9.8

Liabilities
Obligation to issue operating partnership units(1)	$—	$—	$3.5	$3.5

	Fair Value at December 31, 2009
(dollars in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment in loans held at LOCOM	$—	$16.1	$9.2	$25.3

Liabilities
Obligation to issue operating partnership units(1)	$—	$—	$2.9	$2.9

(1)	At December 31, 2009, the fair value of our obligation to issue partnership units was approximately $2.9 million and we recognized an unrealized loss of $0.6 million on revaluation for the three month period ended March 31, 2010.

     The tables below present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs during the three months ended March 31, 2010. Level 3 instruments presented in the tables include a liability to issue operating partnership units, which are carried at fair value. The Level 3 instruments were valued using internally developed valuation models that, in management’s judgment, reflect the assumptions a marketplace participant would use at March 31, 2010:

	Level 3
	Instruments
	Fair Value Measurements
	Obligation to	Investment
	issue	in Loans Held
	Partnership	At Lower of Cost
(dollars in millions)	Units	or Market
Balance, December 31, 2009	$(2.9)	$25.3
Repayments of loans	—	(10.4)
Sales of loan to a third party	—	(5.9)
Total unrealized (loss)/gain included in income statement	(0.6)	0.8

Balance, March 31, 2010	$(3.5)	$9.8

Net change in unrealized loss/(gain) from obligations owed/investments held at March 31, 2010	$(0.6)	$0.8

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
     In addition to the amounts reflected in the financial statements at fair value as noted above, cash equivalents, accrued interest receivable, and accounts payable and accrued expenses reasonably approximate their fair values due to the short maturities of these items. Management believes that the remaining balance of mortgage notes payable of $74.1 million and $7.5 million that were incurred from the acquisitions of the Bickford properties on June 26, 2008 and September 30, 2008, respectively, have a fair value of approximately $84.8 million as of March 31, 2010.
     The Company is exposed to certain risks relating to its ongoing business. The primary risk managed by using derivative instruments is interest rate risk. Interest rate caps are entered into to manage interest rate risk associated with the Company’s borrowings. The company has no interest rate caps as of March 31, 2010.
     We are required to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. The Company has not designated any of its derivatives as hedging instruments. The Company’s financial statements included the following fair value amounts and gains and losses on derivative instruments (dollars in thousands):

	March 31,		December 31,
	2010		2009
	Balance	Balance	Balance
Derivatives not designated as	Sheet	Fair	Sheet	Fair
hedging instruments	Location	Value	Location	Value
Operating Partnership Units	Obligation to issue operating partnership units	$(3,468)	Obligation to issue operating partnership units	$(2,890)

		Amount of (Gain)/Loss
		Recognized in Income on
		Derivative
	Location of (Gain)/Loss	Three Months Ended
Derivatives not designated as	Recognized in Income on	March 31,	March 31,
hedging instruments	Derivative	2010	2009
Operating Partnership Units	Unrealized loss/(gain) on derivative instruments	$578	$(1,271)
Interest Rate Caps	Unrealized loss/(gain) on derivative instruments	—	2

	Total	$578	$(1,269)

Note 10 — Stockholders’ Equity
     Our authorized capital stock consists of 100,000,000 shares of preferred stock, $0.001 par value and 250,000,000 shares of common stock, $0.001 par value. As of March 31, 2010, no shares of preferred stock were issued and outstanding and 21,284,554 shares and 20,224,548 shares of common stock were issued and outstanding, respectively.
     On May 12, 2008, the Committee approved two new long-term equity incentive programs under the Equity Plan. The first program is an annual performance-based RSU award program (the “RSU Award Program”). All RSUs granted under the RSU Award Program vest over four years. The second program is a performance share plan (the “Performance Share Plan”) which consisted of a three-year award program and a special transaction award program.
     Certain employees of the Manager and its affiliates were granted Restricted Stock Units (“RSUs”) and performance share awards pursuant to the Equity Plan from inception of the Company through November 5, 2009. Under the terms of each of these awards, shareholder approval of the plan of liquidation accelerated the vesting of the awards on that day; a total of 116,877 shares vested on January 28, 2010 upon shareholder approval of the plan of liquidation. The employees of the Manager and its affiliates were required to pay withholding and other taxes upon vesting of their awards and elected to sell their eligible unrestricted shares to the Company for up to the amount of the aggregate tax they were required to pay. Treasury purchases of 59,253 shares were made by the Company from employees of the Manager and its affiliates on January 28, 2010. Compensation expense related to these shares was recognized in 2009 and prior periods. Approximately $0.8 million of the expense recorded in 2009 related to accelerated vesting in the aggregate. All of the shares issued under our Equity Plan are considered non-employee awards. Accordingly, the expense for each period is determined based on the fair value of each share or unit awarded over the required performance period.
     On December 10, 2009, the Company granted special transaction performance share awards to plan participants for an aggregate amount of 15,000 shares at target levels and an aggregate maximum of 30,000 shares. On February 23, 2009, the terms of the awards were modified such that the awards are now triggered upon the execution, during 2010, of one or more of the following transactions that results in a return of liquidity to the Company’s stockholders within the parameters expressed in the special transaction performance share awards agreement: (i) a merger or other business combination resulting in the disposition of all of the issued and outstanding equity securities of the Company, (ii) a tender offer made directly to the Company’s stockholders either by the Company or a third party for at least a majority of the Company’s issued and outstanding common stock, or (iii) the declaration of aggregate distributions by the Company’s Board equal to or exceeding $8.00 per share.
     As of March 31, 2010, 249,486 shares remain available for future issuances under the Equity Plan. Under the purchase and sale agreement with Tiptree, Care is prohibited from making grants until the earlier of the termination of the purchase and sale agreement or the Closing Date (as defined in the purchase and sale agreement that was filed as Exhibit 10.1 to Care’s Form 8-K on March 16, 2010).
     Shares Issued to Directors for Board Fees:
     On January 4, 2010 and April 8, 2010, 8,030 and 5,604 shares of common stock with an aggregate fair value of approximately $112,500 were granted to our independent directors as part of their annual retainer. Each independent director receives an annual base retainer of $100,000, payable quarterly in arrears, of which 50% is paid in cash and 50% in common stock of Care. Shares granted as part of the annual retainer vest immediately and are included in general and administrative expense.
Note 11 — (Loss)/Income per Share (in thousands, except share and per share data)

	Three Months	Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009
(Loss)/income per share, basic and diluted Numerator	$(0.42)	$0.12
Net (loss)/income	$(8,430)	$2,503
Denominator
Weighted average common shares outstanding — basic and diluted	20,205,996	20,030,662

Note 12 — Commitments and Contingencies
     After having funded approximately $0.5 million in the first quarter of 2010, as of March 31, 2010 Care was obligated to provide approximately $1.4 million in tenant improvements in 2010 related to our purchase of the Cambridge properties. Care is also obligated to fund additional payments for expansion of four of the facilities acquired in the Bickford transaction on June 26, 2008. The maximum amount that the Company is obligated to fund related to expansion of the Bickford facilities is $7.2 million. Since these payments would increase our investment in the properties, the minimum base rent and additional base rent would increase based on the amounts funded. After funding the expansion payments and meeting certain conditions as outlined in the documents associated with the transaction, the sellers are entitled to the balance of the commitment of $7.2 million less the total of all expansion payments made in conjunction with the properties. As of March 31, 2010, no expansion payments have been requested and Bickford has yet to meet any of a series of conditions which would need to be satisfied by July 26, 2010 in accordance with the terms of the agreement.
     Under our Management Agreement, our Manager, subject to the oversight of the Company’s board of directors, is required to manage the day-to-day activities of Care, for which the Manager receives a base management fee. The Management Agreement was amended on January 15, 2010, effective on January 28, 2010 (see Note 8).
     Under the amended terms, the agreement expires on December 31, 2011. The base management fee is payable monthly in arrears in an amount equal to 1/12 of 0.875% of the Company’s stockholders’ GAAP equity for January 2010 and $125,000 per month thereafter, subject to reduction to $100,000 per month under certain conditions. In addition, under the amended terms, the Company shall pay the Manager a buyout payment of $7.5 million, payable in three installments of $2.5 million. The first two installments were each paid when due on January 28, 2010 and April 1, 2010. The third and final payment is payable on either June 30, 2011 or the effective date of the termination of the Management Agreement if earlier. As of March 31, 2010, we have accrued $5.0 million for the $2.5 million payment made on April 1, 2010 and the final $2.5 million payment. Pursuant to the terms of the agreement with Tiptree, the Management Agreement will be terminated upon closing of the transaction with Tiptree.
     In connection with the Company’s evaluation of strategic alternatives, the Company engaged the services of a financial advisor. In connection with the completion of certain events by the Company, including a liquidation or change in control transaction, the Company will be obligated to pay its financial advisor a transaction fee of $4.0 million. As of March 31, 2010, the Company has accrued $0.5 million of its contingent payment obligation to its financial advisor.
     On September 18, 2007, a class action complaint for violations of federal securities laws was filed in the United States District Court, Southern District of New York alleging that the Registration Statement relating to the initial public offering of shares of our common stock, filed on June 21, 2007, failed to disclose that certain of the assets in the contributed portfolio were materially impaired and overvalued and that we were experiencing increasing difficulty in securing our warehouse financing lines. On January 18, 2008, the court entered an order appointing co-lead plaintiffs and co-lead counsel. On February 19, 2008, the co-lead plaintiffs filed an amended complaint citing additional evidentiary support for the allegations in the complaint. We believe the complaint and allegations are without merit and intend to defend against the complaint and allegations vigorously. We filed a motion to dismiss the complaint on April 22, 2008. The plaintiffs filed an opposition to our motion to dismiss on July 9, 2008, to which we filed our reply on September 10, 2008. On March 4, 2009, the court denied our motion to dismiss. Care filed its answer on April 15, 2009. At a conference held on May 15, 2009, the Court ordered the parties to make a joint submission (the “Joint Statement”) setting forth: (i) the specific statements that Plaintiffs claim are false and misleading; (ii) the facts on which Plaintiffs rely as showing each alleged misstatement was false and misleading; and (iii) the facts on which Defendants rely as showing those statements were true. The parties filed the Joint Statement on June 3, 2009. On July 31, 2009, the parties entered into a stipulation that narrowed the scope of the proceeding to the single issue of the warehouse financing disclosure in the Registration Statement. Fact discovery closed on April 23, 2010. The Court has ordered the parties to file an abbreviated joint pre-trial statement on June 9, 2010, and scheduled a pre-trial conference for June 11, 2010, at which the Court will determine based on the joint pre-trial statement whether to permit us and the other defendants to file a summary judgment motion. The outcome of this matter cannot currently be predicted. To date, Care has incurred approximately $1.0 million to defend against this complaint and any incremental costs to defend will be paid by Care’s insurer. No provision for loss related to this matter has been accrued at March 31, 2010.
     On November 25, 2009, we filed a lawsuit in the U.S. District Court for the Northern District of Texas against Mr. Jean-Claude Saada and 13 of his companies (the “Saada Parties”), seeking declaratory judgments that (i) we have the right to engage in a business combination transaction involving our company or a sale of our wholly owned subsidiary that serves as the general partner of the partnership that holds the direct investment in the portfolio without the approval of the Saada Parties, (ii) the contractual right of the Saada Parties to put their interests in the Cambridge medical office building portfolio has expired and (iii) the operating partnership units held by the Saada Parties do not entitle them to receive any special cash distributions made to our stockholders. We also brought affirmative claims for tortious interference by the Saada Parties with a prospective contract and for their breach of the implied covenant of good faith and fair dealing.
     On January 27, 2010, the Saada Parties answered our complaint, and simultaneously filed counterclaims and a third-party complaint (the “Counterclaims”) that named our subsidiaries ERC Sub LLC and ERC Sub, L.P., external manager CIT Healthcare LLC, and board chairman Flint D. Besecker, as additional third-party defendants. The Counterclaims seek four declaratory judgments construing certain contracts among the parties that are largely the mirror image of our declaratory judgment claims. In addition, the Counterclaims also seek monetary damages for purported breaches of fiduciary duty and the duty of good faith and fair dealing, as well as fraudulent inducement, against us and the third-party defendants jointly and severally. The Counterclaims further request indemnification by ERC Sub, L.P., pursuant to a contract between the parties, and the imposition of a “constructive trust” on our current assets to be disposed as part of any future liquidation of Care, including all proceeds from those assets. Although the Counterclaims do not itemize their asserted damages, they assign these damages a value of $100 million “or more.” In addition, the Saada Parties filed a motion to dismiss our tortious interference and breach of the implied covenant of good faith and fair dealing claims on January 27, 2010. In response to the Counterclaims, we filed on March 5, 2010, an omnibus motion to dismiss all of the Counterclaims.
     On March 22, 2010, we received a letter from Cambridge Holdings, which asserted that the transactions with Tiptree were in violation of our agreements with the Saada Parties.
     The Saada Parties filed their opposition to our omnibus motion to dismiss on March 26, 2010, and we filed our response on April 9, 2010.
     On April 14, 2010, the Saada Parties’ motion to dismiss was denied and our motion to dismiss was also denied.
     On April 27, 2010, we filed an answer to the Saada Parties’ third-party complaint.
     We continue to believe that the arguments advanced by Cambridge Holdings lack merit, however, the outcome of this matter cannot currently be predicted. To date, Care has incurred approximately $0.2 million to defend against this complaint. No provision for loss related to this matter has been accrued at March 31, 2010.
     Care is not presently involved in any other material litigation nor, to our knowledge, is any material litigation threatened against us or our investments, other than routine litigation arising in the ordinary course of business. Management believes the costs, if any, incurred by us related to litigation will not materially affect our financial position, operating results or liquidity.

Note 13— Summarized Financial Information—Partially-Owned Entities
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
     Summarized financial information as of and for the three months ended March 31, 2010 and March 31, 2009, for the Company’s unconsolidated joint venture in Cambridge is as follows (amounts in millions):

	2010	2009
	Amount	Amount
Assets	$224.5	$233.9
Liabilities	190.8	191.0
Equity	33.7	42.9
Revenue	6.4	6.2
Expenses	7.4	7.6
Net loss	1.0	(1.4)
     On December 31, 2007, the Company also formed a joint venture, SMC-CIT Holding Company, LLC, (“SMC”) with an affiliate of Senior Management Concepts, LLC to acquire four independent and assisted living facilities located in Utah.
     The four facilities contain 243 independent living units and 165 assisted living units. The properties were constructed in the last 25 years, and two were built in the last 10 years. Since both transactions closed on December 31, 2007, the Company recorded no income or loss on these investments for the period from June 22, 2007 (commencement of operations) to December 31, 2007.
     Summarized financial information as of and for the three months ended March 31, 2010 and March 31, 2009, for the Company’s unconsolidated joint venture in SMC is as follows (amounts in millions):

	2010	2009
	Amount	Amount
Assets	$56.5	$60.6
Liabilities	54.0	54.2
Equity	2.5	6.4
Revenue	1.3	0.8
Expenses	1.4	0.9
Net loss	(0.1)	(0.1)
Note 14 — Tiptree Transaction
     On March 16, 2010, we executed a definitive agreement with Tiptree for the sale of a significant equity stake in the Company through a series of related transactions. Under the agreement, the parties have agreed to sell a quantity of shares to the Buyer immediately following the completion of a cash tender offer by us for Care’s outstanding common shares. The quantity of shares to be sold to the Buyer will depend upon the quantity of shares tendered, but is expected to represent at least 53.4% of the shares of the Company’s common stock on a fully diluted basis after completion of the Company’s cash tender offer. The agreement is subject to customary closing conditions and our ability to proceed with the cash tender offer.
     In connection with the sale transaction contemplated by the agreement, we intend to make a cash tender offer for up to 100% of the outstanding common shares of Care stock at an offer price of $9.00 per share, subject to a minimum subscription of 10,300,000 shares of Care stock. Also, in connection with the transaction, it is anticipated that the resulting company will be advised by an affiliate of Tiptree.
     We are in the process of seeking shareholder approval to abandon the plan of liquidation and pursue the contemplated transactions described above. If the contemplated transactions are not completed, we may pursue the plan of liquidation as approved by the stockholders on January 28 or we may consider other strategic alternatives to liquidation. In the event that a liquidation of the Company is pursued, material adjustments to these going concern financial statements may need to be recorded to present liquidation basis financial statements. Material adjustments which may be required for liquidation basis accounting primarily relate to reflecting assets and liabilities at their net realizable value and costs to be incurred to carry out the plan of liquidation. After such adjustments, we have estimated that the likely range of equity value which would be presented in liquidation basis financial statements would be between $8.05 and 8.90 per share.

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
     As of March 31, 2010, we maintained a diversified investment portfolio of $165.0 million which was comprised of $54.4 million in real estate owned through unconsolidated joint ventures (33%), $100.8 million in wholly-owned real estate (61%) and $9.8 million in investments in loans held at the lower of cost or market (6%). Our current investments in healthcare real estate include medical office buildings and assisted and independent living and Alzheimer facilities. Our loan portfolio is composed of first mortgages on skilled nursing facilities, assisted living facilities and senior apartments.
     As a REIT, we generally will not be subject to federal taxes on our REIT taxable income to the extent that we distribute our taxable income to stockholders and maintain our status as a qualified REIT.
     On March 16, 2010, we announced the entry into a definitive purchase and sale agreement with Tiptree Financial Partners, L.P. under which we have agreed to sell newly issued common stock to Tiptree at $9.00 per share (the “Transaction”). The quantity of shares to be sold to Tiptree will depend upon the quantity of shares tendered, but is expected to represent at least 53.4% of the shares of the Company. Additionally, pursuant to the purchase and sale agreement and in conjunction with the sale of newly issued common stock to Tiptree, we have agreed to launch a cash tender offer to all of our stockholders to purchase up to all of our common stock at $9.00 per share. The discussion of the terms of the purchase and sale agreement below is qualified in its entirety by the terms of the agreement itself, which has been filed as Exhibit 10.1 to the Company’s Form 8-K filed on March 16, 2010.
     There can be no assurance that the Tiptree transaction or the associated tender offer will be consummated in a timely fashion, under the same terms or at all.
Critical Accounting Policies
     A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2009 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no significant changes to those policies during the three month period ended March 31, 2010.

Results of Operations
Results for the three months ended March 31, 2010
Revenue
     During the three month period ended March 31, 2010, we recognized $3.2 million of rental revenue on the twelve properties acquired in the Bickford transaction in June 2008 and the acquisition of two additional properties from Bickford in September 2008, as compared with $3.2 million during the comparable three month period ended March 31, 2009.
     We earned investment income on our investments in mortgage loans of $0.7 million for the three month period ended March 31, 2010 as compared with $2.9 million for the comparable three month period ended March 31, 2009, a decrease of approximately $2.2 million. Our investment in one mortgage loan as of March 31, 2010 is a floating rate loan based upon LIBOR. The decrease in income related to the mortgage loan portfolio is primarily attributable to a lower average outstanding principal loan balance during the three month period ended March 31, 2010 as compared with the comparable period during 2009, which was the result of loan prepayments and loan sales that occurred throughout 2009 and the first quarter of 2010 in connection with the company’s decision to shift our operating strategy to place greater emphasis on acquiring high quality healthcare-related real estate investments and away from mortgage investments. The decrease in income related to our mortgage portfolio is also the result of the decrease in average LIBOR during the quarter ended March 31, 2010 versus the quarter ended March 31, 2009. The average one month LIBOR during the three month period ended March 31, 2010 was 0.23% as compared with 0.46% for the three-month period ended March 31, 2009. Mitigating some of the decrease in LIBOR were interest rate floors on certain of our mortgage investments which placed limits on how low the respective loans could reset. Our mortgage portfolio consists of one variable rate investment with a spread of 4.16% over one month LIBOR, with an effective yield of 4.41% and a maturity of 0.8 year. The effective yield on the portfolio at the period ended March 31, 2009 was 6.29%.
Expenses
     For the three months ended March 31, 2010, we recorded management fee expense payable to our Manager under our Management Agreement of $0.4 million as compared with $0.6 million for the three month period ended March 31, 2009, a decrease of approximately $0.2 million. The decrease in management fee expense is primarily attributable to the reduction in the monthly base management fee in connection with the January 2010 amendment to the Management Agreement with our manager, which also reduced the fee payable to our Manager upon termination of the Management Agreement from $15.4 million to a buyout payment of $7.5 million, payable in three equal amounts of $2.5 million as specified in the Amended and Restated Management Agreement. We recorded a buyout payment expense of $7.5 million for the three month period ended March 31, 2010 in connection with the obligation which includes the $2.5 million paid in the 2010 first quarter, the $2.5 million payment made April 1, 2010 and the final $2.5 million payment to be made on the earlier of June 30, 2011 or upon termination of the agreement.
     Marketing, general and administrative expenses were $1.8 million for the quarter ended March 31, 2010 and consist of fees for professional services, insurance, general overhead costs for the Company and real estate taxes on our facilities, as compared with $2.3 million for the three-month period ended March 31, 2009, a decrease of approximately $0.5 million. The decrease is primarily the result of a reduction in strategic legal and advisory services, partially offset by an increase in stock based compensation expense as a result of the change in the Company’s stock price, which is a factor in the remeasurement of the stock-based awards. We recognized expense of $63,000 for the three month period ended March 31, 2010 related to stock-based compensation as compared with expense of $5,000 for the three month period ended March 31, 2009, an increase of approximately $58,000. The stock-based compensation amounts recorded include expense of $63,000 and $75,000 related to shares of our common stock earned by our independent directors as part of their compensation for the three month periods ended March 31, 2010 and 2009, respectively. The decrease in stock-based compensation to our directors was the result of fewer directors on our Board of Directors. Each independent director is paid a base retainer of $100,000 annually, which is payable 50% in cash and 50% in stock. Payments are made quarterly in arrears. Shares of our common stock issued to our independent directors as part of their annual compensation vest immediately and are expensed by us accordingly.
     The management fees, expense reimbursements, and the relationship between our Manager and us are discussed further in Note 8.
Loss from investments in partially-owned entities
     For the three month period ended March 31, 2010, net loss from partially-owned entities amounted to $0.6 million as compared with a loss of $0.9 million for the three month period ended March 31, 2009, a decrease of approximately $0.3 million. Our equity in the non-cash operating loss of the Cambridge properties for the quarter ended March 31, 2010 was $0.9 million, offset by our share of equity income in the SMC properties of $0.3 million. Our share of the non-cash operating loss of the Cambridge properties included $2.3 million attributable to our share of the depreciation and amortization expenses associated with the Cambridge properties.

Unrealized loss on derivatives
     We recorded a $0.6 million unrealized loss on the fair value of our obligation to issue partnership units related to the Cambridge transaction for the three-month period ended March 31, 2010 as compared with an unrealized gain of $1.3 million for the three-month period ended March 31, 2009, an decrease of approximately $1.9 million.
Interest Expense
     We incurred interest expense of $1.4 million for the three-month period ended March 31, 2010 as compared with interest expense of $2.1 million for the three-month period ended March 31, 2009, a decrease of approximately $0.7 million. Interest expense for the quarter was related to the interest payable on the mortgage debt which was incurred for the acquisition of 14 facilities from Bickford. The decrease in interest expense is attributable to a $0.6 million write off of deferred financing charges during the three-month period ended March 31, 2009 and $0.1 million related to the borrowings under our terminated warehouse line of credit during the three month period ended March 31, 2009.
Cash Flows
     Cash and cash equivalents were $136.6 million at March 31, 2010 as compared with $122.5 million at December 31, 2009, an increase of approximately $14.1 million. Cash during the first three months of 2010 was generated from $15.8 million in proceeds from our investing activities, offset by $1.0 million used in operating activities and $0.7 million used for financing activities during the period.
     Net cash used in operating activities for the three months ended March 31, 2010 amounted to $1.0 million as compared with $3.2 million provided by operating activities for the three months ended March 31, 2009, a decrease of approximately $4.2 million. Net loss before adjustments was $8.4 million. Equity in the operating results of, and distributions from, investments in partially-owned entities accounted for $2.2 million of the loss. Non-cash charges for straight-line effects of lease revenue, gains on sales of loans, adjustment to our valuation allowance on loans at LOCOM, amortization of deferred loan fees, amortization and write-off of deferred financing costs, stock based compensation, unrealized loss on derivative instruments, and depreciation and amortization provided $0.2 million. The net change in operating assets and liabilities provided a net increase of $5.0 million and consisted of an decrease in accrued interest receivable and other assets of $0.7 million, offset by a increase of $5.7 million in accounts payable and accrued expenses and other liabilities including amounts due to a related party.
     Net cash provided by investing activities for the three months ended March 31, 2010 was $15.8 million as compared with $23.6 million for the three months ended March 31, 2009, a decrease of approximately $7.8 million. The decrease is primarily attributable to the sale of a loan to a third party for $5.9 million and loan repayments received of $10.4 million, along with new investments of $0.5 during the first three months of 2010, as compared with the sale of a loan to our Manager for $22.5 million and receipt of $1.0 million for loan repayments during the comparable period in 2009.
     Net cash used in financing activities for the three months ended March 31, 2010 was $0.7 million as compared with net cash used in financing activities of $41.2 million for the three months ended March 31, 2009, a decrease of $40.5 million. The decrease is primarily attributable to cash used of $0.5 million for the purchase of treasury shares and $0.2 million for debt repayment in the current three-month period as compared with the repayment of $37.8 million and subsequent termination of our warehouse line of credit and payment of dividends totaling $3.4 million during the three-month period ended March 31, 2009.
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
     As of April 30, 2010, the Company had $134.5 million in cash and cash equivalents.
     Historically, we relied on borrowings under a warehouse line of credit along with a Mortgage Purchase Agreement with our Manager to fund our investments. In October 2007, we obtained a warehouse line of credit from Column Financial, an affiliate of Credit Suisse, under which we borrowed funds collateralized by the mortgage loans in our portfolio. In March 2009, we repaid these borrowings in full with cash on hand. In September 2008, we entered into an MPA with our Manager in order to secure a potential additional source of liquidity. Pursuant to the MPA, we had the right, subject to the conditions of the MPA, to cause the Manager to purchase our mortgage loans at their then-current fair market value, as determined by a third party appraiser. In January 2010, upon the effective date of the Amended and Restated Management Agreement with our Manager on January 28, 2010, the MPA was terminated.
     To maintain our status as a REIT under the Code, we must distribute annually at least 90% of our REIT taxable income. These distribution requirements limit our ability to retain earnings and thereby replenish or increase capital for operations.
Capitalization
     As of March 31, 2010, we had 20,224,548 shares of common stock outstanding, plus 1,060,006 shares held in treasury.
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
     Our operating results will depend in large part on differences between the income from assets in our real estate and mortgage loan portfolio and our borrowing costs. At present, our variable rate mortgage loan is funded by our equity as restrictive conditions in the securitized debt markets have not enabled us to leverage the portfolio as we originally intended. Accordingly, the income we earn on this loan is subject to variability in interest rates. At current investment levels, changes in one month LIBOR at the magnitudes listed would have the following estimated effect on our annual income from investments in loans held at LOCOM (one month LIBOR was 0.25% at March 31, 2010):

Increase / (decrease) in
income
from investments in loans
Increase / (decrease) in one-month LIBOR	(dollars in thousands)
(20) basis points	$(28)
(10) basis points	(14)
Base interest rate	0
+100 basis points	138
+200 basis points	276
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
     We believe that FFO and AFFO provide additional measures of our core operating performance by eliminating the impact of certain non-cash expenses and facilitating a comparison of our financial results to those of other comparable REITs with fewer or no non-cash charges and comparison of our own operating results from period to period. The Company uses FFO and AFFO in this way, and also has used AFFO as a performance metric in the Company’s executive compensation program. The Company also believes that its investors also use FFO and AFFO to evaluate and compare the performance of the Company and its peers, and as such, the Company believes that the disclosure of FFO and AFFO is useful to (and expected of) its investors.
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
     FFO and AFFO for the three months ended March 31, 2010 were as follows (in thousands, except share and per share data):

	For the three months ended
	March 31, 2010
	FFO	AFFO
Net Income	$(8,430)	$(8,430)
Add:
Depreciation and amortization from partially-owned entities	2,296	2,296
Depreciation and amortization on owned properties	841	841
Adjustment to valuation allowance for loans carried at LOCOM	—	(745)
Stock-based compensation	—	63
Straight-line effect of lease revenue	—	(570)
Excess cash distributions from the Company’s equity method investments	—	181
Gain on loans sold	—	(4)
Obligation to issue OP Units	—	578

Funds From Operations and Adjusted Funds From Operations	$(5,293)	$(5,790)
FFO and Adjusted FFO per share basic and diluted	$(0.26)	$(0.29)
Weighted average shares outstanding — basic and diluted	20,205,996	20,205,996

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
     The forward looking statements are based on our beliefs, assumptions, and expectations of our future performance, taking into account the information currently available to us. These beliefs, assumptions, and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, and results of operations may vary materially from those expressed in our forward looking statements. You should carefully consider this risk when you make a decision concerning an investment in our securities, along with the following factors, among others, that could cause actual results to vary from our forward looking statements:
•	the factors referenced in this Form 10-Q;

•	general volatility of the securities markets in which we invest and the market price of our common stock;

•	uncertainty in obtaining stockholder approval, to the extent it is required, for a strategic alternative;

•	changes in our business or investment strategy;

•	changes in healthcare laws and regulations;

•	availability, terms and deployment of capital;

•	availability of qualified personnel;

•	changes in our industry, interest rates, the debt securities markets, the general economy or the commercial finance and real estate markets specifically;

•	the degree and nature of our competition;

•	the performance and financial condition of borrowers, operators and corporate customers;

•	increased rates of default and/or decreased recovery rates on our investments;

•	changes in governmental regulations, tax rates and similar matters;

•	legislative and regulatory changes (including changes to laws governing the taxation of REITs or the exemptions from registration as an investment company);

•	the adequacy of our cash reserves and working capital; and

•	the timing of cash flows, if any, from our investments.
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
Changes in Internal Control over Financial Reporting
     There has been no change in our internal control over financial reporting during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
ITEM 1. Legal Proceedings
     On September 18, 2007, a class action complaint for violations of federal securities laws was filed in the United States District Court, Southern District of New York alleging that the Registration Statement relating to the initial public offering of shares of our common stock, filed on June 21, 2007, failed to disclose that certain of the assets in the contributed portfolio were materially impaired and overvalued and that we were experiencing increasing difficulty in securing our warehouse financing lines. On January 18, 2008, the court entered an order appointing co-lead plaintiffs and co-lead counsel. On February 19, 2008, the co-lead plaintiffs filed an amended complaint citing additional evidentiary support for the allegations in the complaint. We believe the complaint and allegations are without merit and intend to defend against the complaint and allegations vigorously. We filed a motion to dismiss the complaint on April 22, 2008. The plaintiffs filed an opposition to our motion to dismiss on July 9, 2008, to which we filed our reply on September 10, 2008. On March 4, 2009, the court denied our motion to dismiss. Care filed its answer on April 15, 2009. At a conference held on May 15, 2009, the Court ordered the parties to make a joint submission (the “Joint Statement”) setting forth: (i) the specific statements that Plaintiffs claim are false and misleading; (ii) the facts on which Plaintiffs rely as showing each alleged misstatement was false and misleading; and (iii) the facts on which Defendants rely as showing those statements were true. The parties filed the Joint Statement on June 3, 2009. On July 31, 2009, the parties entered into a stipulation that narrowed the scope of the proceeding to the single issue of the warehouse financing disclosure in the Registration Statement. Fact discovery closed on April 23, 2010. The Court has ordered the parties to file an abbreviated joint pre-trial statement on June 9, 2010, and scheduled a pre-trial conference for June 11, 2010, at which the Court will determine based on the joint pre-trial statement whether to permit us and the other defendants to file a summary judgment motion. To date, Care has incurred approximately $1.0 million to defend against this complaint and any incremental costs to defend will be paid by Care’s insurer. No provision for loss related to this matter has been accrued at March 31, 2010.
     On November 25, 2009, we filed a lawsuit in the U.S. District Court for the Northern District of Texas against Mr. Jean-Claude Saada and 13 of his companies (the “Saada Parties”), seeking declaratory judgments that (i) we have the right to engage in a business combination transaction involving our company or a sale of our wholly owned subsidiary that serves as the general partner of the partnership that holds the direct investment in the portfolio without the approval of the Saada Parties, (ii) the contractual right of the Saada Parties to put their interests in the Cambridge medical office building portfolio has expired and (iii) the operating partnership units held by the Saada Parties do not entitle them to receive any special cash distributions made to our stockholders. We also brought affirmative claims for tortious interference by the Saada Parties with a prospective contract and for their breach of the implied covenant of good faith and fair dealing.
     On January 27, 2010, the Saada Parties answered our complaint, and simultaneously filed counterclaims and a third-party complaint (the “Counterclaims”) that named our subsidiaries ERC Sub LLC and ERC Sub, L.P., external manager CIT Healthcare LLC, and board chairman Flint D. Besecker, as additional third-party defendants. The Counterclaims seek four declaratory judgments construing certain contracts among the parties that are largely the mirror image of our declaratory judgment claims. In addition, the Counterclaims also seek monetary damages for purported breaches of fiduciary duty and the duty of good faith and fair dealing, as well as fraudulent inducement, against us and the third-party defendants jointly and severally. The Counterclaims further request indemnification by ERC Sub, L.P., pursuant to a contract between the parties, and the imposition of a “constructive trust” on our current assets to be disposed as part of any future liquidation of Care, including all proceeds from those assets. Although the Counterclaims do not itemize their asserted damages, they assign these damages a value of $100 million “or more.” In addition, the Saada Parties filed a motion to dismiss our tortious interference and breach of the implied covenant of good faith and fair dealing claims on January 27, 2010. In response to the Counterclaims, we filed on March 5, 2010, an omnibus motion to dismiss all of the Counterclaims.
     On March 22, 2010, we received a letter from Cambridge Holdings, which asserted that the transactions with Tiptree were in violation of our agreements with the Saada Parties.
     The Saada Parties filed their opposition to our omnibus motion to dismiss on March 26, 2010, and we filed our response on April 9, 2010.
     On April 14, 2010, the Saada Parties’ motion to dismiss was denied and our motion to dismiss was also denied.
     On April 27, 2010, we filed an answer to the Saada Parties’ third-party complaint.
     To date, Care has incurred approximately $0.2 million to defend against this complaint. No provision for loss related to this matter has been accrued at March 31, 2010.
     Care is not presently involved in any other material litigation nor, to our knowledge, is any material litigation threatened against us or our investments, other than routine litigation arising in the ordinary course of business. Management believes the costs, if any, incurred by us related to litigation will not materially affect our financial position, operating results or liquidity.

ITEM 5. Other Information
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

Care Investment Trust Inc.
	By:	/s/ Paul F. Hughes
Paul F. Hughes
May 10, 2010		Chief Financial Officer and Treasurer

EXHIBIT INDEX
     Except as indicated by an asterisk (*), the following exhibits are filed herewith as part of this Form 10-Q.

Exhibit No.	Description
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002