Form 10-K/A
period 2009-12-31
Care Investment Trust Inc.
filed 2010-07-15
CIK 1393726

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 2)

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

As of July 1, 2010, there were 20,235,924 shares, par value $0.001, of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

The registrant is filing this Amendment No. 2 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (“Original Report”), to (i) enhance the disclosure previously included in Note 6 (“Investments in Partially Owned Entities”) to the registrant’s Consolidated Financial Statements included under Item 8 (“Financial Statements and Supplementary Data”) by providing summarized financial data for four of the eight legal entities included in the registrant’s investment in the Cambridge medical office building portfolio that contributed more than 20% to the registrant’s 2009 consolidated pre-tax loss, (ii) update the disclosure previously included in Note 16 (“Commitments and Contingencies”) to the registrant’s Consolidated Financial Statements included under Item 8 (“Financial Statements and Supplementary Data”) by providing an update to the status of litigation through July 14, 2010 and (iii) separate audited financial statements for SMC-CIT Holding Company, LLC as of and for the years ended December 31, 2009 (audited) and December 31, 2008 (unaudited).

This Amendment includes information contained in the Original Report, and we have made no attempt in the Amendment to modify or update the disclosure presented in the Original Report, except as expressly identified above. The disclosures in this Amendment speak as of the date of the Original Report, and do not reflect events occurring after the filing of the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report, and in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report, including any amendments to those filings.

Item	Description	Page

PART II
Item 8.	Financial Statements and Supplementary Data	2

PART IV
Item 15.	Exhibits, Financial Statement Schedules	36
EX-21.1
EX-23.1
EX-23.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2

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

/s/  DELOITTE & TOUCHE LLP

Parsippany, NJ
March 16, 2010 (July 14, 2010 as to Notes 6 and 16)

Care Investment Trust Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
	2009	2008
	(Dollars in thousands — except
	share and per share data)

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
	(Dollars in thousands — except share and per share data)

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
	(Dollars in thousands, except share data)

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
	(Dollars in thousands)

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

Care Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Care Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Care Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Care Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Care Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Care Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Care Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Care Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Care Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

(k)	Loan sold to a third party in March 2010 for approximately $6.1 million of cash proceeds before selling costs

Care Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Care Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Note 6 —	Investments in Partially-Owned Entities

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

Four of the eight Cambridge legal entities had a 2009 pre-tax loss which was greater than 20% of the Company’s 2009 loss. Supplemental summarized financial data detail for those four entities individually and aggregated for the remaining Cambridge entities with greater than 10% and less than 10% of the Company’s 2009

Care Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

loss as of and for the years ended December 31, 2009, along with 2008 amounts which are presented for comparative purposed, are as follows:

December 31, 2009 Balance Sheet Detail

					Entities with <20% Significance
		Nassau	Walnut Hill		>10% of Care’s	<10% of Care’s
	Plano	Bay	(Dallas)	Allen	2009 Loss(A)	2009 Loss(B)	Combined
	Dollars in millions

Assets:
Real Estate	$58.1	$20.8	$36.3	$13.5	$53.2	$21.1	$203.0
Other Assets	4.6	2.4	3.1	1.6	10.1	1.7	23.5

Total Assets	$62.7	$23.2	$39.4	$15.1	$63.3	$22.8	$226.5

Liabilities:
Mortgage Debt	$55.0	$14.0	$28.5	$12.1	$50.4	$18.6	$178.6
Other Liabilities	3.0	1.1	1.4	1.2	5.0	0.2	11.9

Total Liabilities	$58.0	$15.1	$29.9	$13.3	$55.4	$18.8	$190.5

Equity	$4.7	$8.1	$9.5	$1.8	$7.9	$4.0	$36.0

Income Statement Detail

					Entities with <20% Significance
		Nassau	Walnut Hill		>10% of Care’s	<10% of Care’s
	Plano	Bay	(Dallas)	Allen	2009 Loss(A)	2009 Loss(B)	Combined
	Dollars in millions

Rental Revenue	$4.8	$2.2	$2.1	$1.1	$5.8	$1.7	$17.7
Operating Expense Reimbursements	1.8	0.3	0.9	0.6	1.2	0.4	5.2
Other Income	0.2	—	1.2	—	0.2	0.3	1.9

Total Revenue	$6.8	$2.5	$4.2	$1.7	$7.2	$2.4	$24.8

Operating Expenses	$2.1	$1.2	$1.2	$0.8	$2.6	$0.4	$8.3
Depreciation and Amortization	3.0	1.4	1.9	0.9	3.1	1.1	11.3
Total Expenses	8.9	3.4	5.0	2.5	8.8	2.6	31.2
Net Loss	$(2.1)	$(0.9)	$(0.8)	$(0.8)	$(1.6)	$(0.2)	$(6.4)

Care Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

December 31, 2008
Balance Sheet Detail

					Entities with <20% Significance
		Nassau	Walnut Hill		>10% of Care’s	<10% of Care’s
	Plano	Bay	(Dallas)	Allen	2009 Loss(A)	2009 Loss(B)	Combined
	Dollars in millions

Assets:
Real Estate	$61.0	$19.8	$37.8	$14.3	$56.0	$22.2	$211.1
Other Assets	5.4	3.2	3.8	1.6	10.2	2.6	26.8

Total Assets	$66.4	$23.0	$41.6	$15.9	$66.2	$24.8	$237.9

Liabilities:
Mortgage Debt	$55.0	$14.0	$28.5	$12.1	$50.6	$18.6	$178.8
Other Liabilities	3.4	1.3	1.8	1.0	5.1	0.8	13.4

Total Liabilities	$58.4	$15.3	$30.3	$13.1	$55.7	$19.4	$192.2

Equity	$8.0	$7.7	$11.3	$2.8	$10.5	$5.4	$45.7

Income Statement Detail

					Entities with <20% Significance
		Nassau	Walnut Hill		>10% of Care’s	<10% of Care’s
	Plano	Bay	(Dallas)	Allen	2009 Loss(A)	2009 Loss(B)	Combined
	Dollars in millions

Rental Revenue	$4.6	$2.1	$2.0	$1.1	$5.6	$1.4	$16.8
Operating Expense Reimbursements	1.9	0.2	0.9	0.6	1.3	0.3	5.2
Other Income	0.4	—	1.2	—	0.4	0.3	2.3

Total Revenue	$6.9	$2.3	$4.1	$1.7	$7.3	$2.0	$24.3

Operating Expenses	$2.1	$1.0	$1.1	$0.8	$2.7	$0.4	$8.1
Depreciation and Amortization	3.0	1.3	2.0	0.8	3.0	1.0	11.1
Total Expenses	9.0	3.1	5.0	2.5	8.8	2.5	30.9
Net Loss	$(2.1)	$(0.8)	$(0.9)	$(0.8)	$(1.5)	$(0.5)	$(6.6)

(A)	— Aggregated amounts for the following three entities whose 2009 significance is between 10% and 20% to Care: Howell, Gorbutt and Westgate.

(B)	— Amounts for one entity, Southlake, whose 2009 significance is less than 10% to Care.

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

Care Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Care Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Care Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Care Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Care Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table presents the Company’s financial instruments carried at fair value on the consolidated balance sheet as of December 31, 2009:

	Fair Value at December 31, 2009
	Level 1	Level 2	Level 3	Total
	($ in millions)

Assets
Investment in loans	$—	$16.1	$9.2	$25.3

Liabilities
Obligation to issue operating partnership units(1)	$—	$—	$2.9	$2.9

	Fair Value at December 31, 2008
	Level 1	Level 2	Level 3	Total

Assets
Investment in loans	$22.5	$—	$137.4	$159.9

Liabilities
Obligation to issue operating partnership units(1)	$—	$—	$3.0	$3.0

(1)	At December 31, 2008, the fair value of our obligation to issue partnership units was $3.0 million and we recorded unrealized gain of $0.1 million on revaluation at December 31, 2009 and an unrealized loss of $0.2 million on revaluation at December 31, 2008.

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

	Level 3 Instruments — Fair
	Value Measurements
	Obligation to	Investment
	issue	in Loans Held
	Partnership	at Lower of Cost
	Units	or Market
	($ in millions)

Balance, December 31, 2008	$(3.0)	$159.9
Sales of loans to Manager	—	(42.3)
Sales of loans to third parties	—	(55.8)
Loan prepayments and principal repayments	—	(40.5)
Total unrealized gains included in income statement	0.1	4.0
Transfers to Level 2	—	(16.1)

Balance, December 31, 2009	$(2.9)	$9.2

Net change in unrealized losses from obligations owed/investments still held at December 31, 2009	$0.1	$4.0

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

Care Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Care Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Care Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Care Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Care Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

The table below summarizes our contractual obligations as of December 31, 2009.

	2010	2011	2012	2013	2014	Thereafter
	Amounts in millions

Commitment to fund tenant improvements	$1.9	$—	$—	$—	$—	$—
Commitment to fund earn out	7.2	—	—	—	—	—
Mortgage notes payable	6.5	6.5	6.5	6.5	6.5	80.4
Management fee	1.5	1.5	—	—	—	—
Buyout fee to Manager	5.0	2.5	—	—	—	—

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

Care Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

proceeding to the single issue of the warehouse financing disclosure in the Registration Statement. Fact discovery closed on April 23, 2010.

The Court ordered the parties to file an abbreviated joint pre-trial statement on June 9, 2010, and scheduled a pre-trial conference for June 11, 2010. At the conclusion of the pre-trial conference, the Court asked the parties to agree on a summary judgment briefing schedule. The parties have since agreed, and the Court has ordered, that the Defendants file their motion for summary judgment on July 9, 2010 Plaintiffs file their opposition on August 6, 2010 and Defendants file their reply on August 27, 2010. The outcome of this matter cannot currently be predicted. To date, Care has incurred approximately $1.0 million to defend against this complaint and any incremental costs to defend will be paid by Care’s insurer. No provision for loss related to this matter has been accrued at December 31, 2009.

On November 25, 2009, we filed a lawsuit in the U.S. District Court for the Northern District of Texas against Saada Parties, seeking declaratory judgments that (i) we have the right to engage in a business combination transaction involving our company or a sale of our wholly owned subsidiary that serves as the general partner of the partnership that holds the direct investment in the portfolio without the approval of the Saada Parties, (ii) the contractual right of the Saada Parties to put their interests in the Cambridge medical office building portfolio has expired and (iii) the operating partnership units held by the Saada Parties do not entitle them to receive any special cash distributions made to our stockholders. We also brought affirmative claims for tortious interference by the Saada Parties with a prospective contract and for their breach of the implied covenant of good faith and fair dealing.

On January 27, 2010, the Saada Parties answered our complaint, and simultaneously filed Counterclaims that named our subsidiaries ERC Sub LLC and ERC Sub, L.P., external manager CIT Healthcare LLC, and board chairman Flint D. Besecker, as additional third-party defendants. The Counterclaims seek four declaratory judgments construing certain contracts among the parties that are largely the mirror image of our declaratory judgment claims. In addition, the Counterclaims also seek monetary damages for purported breaches of fiduciary duty and the duty of good faith and fair dealing, as well as fraudulent inducement, against us and the third-party defendants jointly and severally.

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

On April 27, 2010, we filed an answer to the Saada Parties’ third-party complaint. We continue to believe that the arguments advanced by Cambridge Holdings lack merit. See “Risk Factors — Risks Related to the Tiptree Transaction.”

On May 28, 2010, Cambridge Holdings filed a motion for leave to amend its previously-asserted counterclaims and third-party complaint to include a new claim for breach of contract against Care. This proposed new claim asserts that Cambridge Holdings and Care agreed, in October 2009, upon a sale of ERC Sub, L.P.’s 85% limited partnership interest in the Cambridge properties back to Cambridge Holdings for $20 million in cash plus certain other arrangements involving the cancellation of partnership units and existing escrow accounts. The proposed new

Care Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

claim further asserts that Care reneged on this purported agreement after having previously agreed to all of its material terms, thus “breaching” the agreement. Further, the proposed new claim seeks specific performance of the purported contract. Care denies that any agreement of the sort alleged by Cambridge Holdings was ever reached, and Care also believes that the proposed new claim suffers from several deficiencies. Care filed its opposition on June 18, 2010 and Cambridge Holdings replied on July 1, 2010. In the meantime, on June 21, 2010, ERC Sub sought leave to amend its counterclaims to assert a breach of contract action against Cambridge Holdings. Cambridge Holdings did not oppose ERC Sub’s motion. The outcome of this matter cannot currently be predicted. To date, Care has incurred approximately $0.6 million to defend against this complaint. No provision for loss related to this matter has been accrued at December 31, 2009.

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

Note 18 —	Quarterly Financial Information (Unaudited)

Summarized unaudited consolidated quarterly information for each of the years ended December 31, 2009 and 2008 is provided below.

	Quarter Ended
	March 31(1)	June 30(1)	Sept. 30(1)	Dec. 31(1)
	(Amounts in millions except per share amounts)

2009:
Revenues	$6.1	$5.1	$5.0	$3.9
Income (loss) available to common shareholders	2.5	(0.5)	(0.4)	(4.4)
Earnings per share — basic and diluted	$0.12	$(0.03)	$(0.02)	$(0.21)
Earnings per share — diluted	—	—	—	—

Care Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	Quarter Ended
	March 31	June 30	Sept. 30(1)	Dec. 31(1)
	(Amounts in millions except per share amounts)

2008:
Revenues	$4.7	$3.6	$6.6	$7.4
Income (loss) available to common shareholders	0.5	0.7	(3.5)	(28.5)
Earnings per share — basic and diluted	$0.02	$0.03	$(0.17)	$(1.35)
Earnings per share — diluted	$0.02	$0.03	—	—

(1)	— Basic and diluted are the same as inclusion of diluted shares would be “anti-dilutive”

Note 19 —	Subsequent Events

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

Care Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Part IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a) Documents Filed as Part of this Report

SMC-CIT Holding Company, LLC

Consolidated Financial Statements as of and for the
Years Ended December 31, 2009 and 2008 (unaudited), and
Independent Auditor’s Report

SMC-CIT HOLDING COMPANY, LLC

Independent Auditors’ Report

To the Members of
SMC-CIT Holding Company, LLC
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of SMC-CIT Holding Company, LLC (the “Company”) as of December 31, 2009, and the related consolidated statement of operations, members’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2009, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

July 14, 2010

SMC-CIT HOLDING COMPANY, LLC

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008

	2009	2008
		(Unaudited)

ASSETS
INVESTMENT IN REAL ESTATE PROPERTIES — Net of accumulated depreciation of $3,700,307 and $1,738,862, respectively	$54,789,955	$53,211,305
CASH AND CASH EQUIVALENTS	4,492	—
RESTRICTED CASH	—	611,584
DEFERRED RENT RECEIVABLE	1,991,790	1,216,288
DEFERRED FINANCING COSTS — Net of accumulated amortization of $328,676 and $164,338, respectively	1,314,701	1,479,039
CONSTRUCTION RESERVE	—	3,010,233

TOTAL ASSETS	$58,100,938	$59,528,449

LIABILITIES AND MEMBERS’ EQUITY
MORTGAGE NOTES PAYABLE	$54,176,500	$54,176,500
ACCRUED INTEREST PAYABLE	310,016	310,016
OTHER LIABILITIES	—	12,230

Total liabilities	54,486,516	54,498,746
MEMBERS’ EQUITY	3,614,422	5,029,703

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$58,100,938	$59,528,449

See notes to consolidated financial statements.

SMC-CIT HOLDING COMPANY, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
		(Unaudited)

OPERATING REVENUE:
Rental revenue	$5,602,178	$5,602,178
Operating expense reimbursements	490,817	439,146

Total Revenue	6,092,995	6,041,324

Real estate taxes	236,717	190,709
Other expenses	254,100	248,437

NET OPERATING INCOME	5,602,178	5,602,178

OTHER INCOME (EXPENSES):
Interest income	—	75,598
Amortization of deferred financing costs	(164,338)	(164,338)
Professional Fees	(65,000)	—
Depreciation	(1,961,445)	(1,738,862)
Interest on mortgage notes payable	(3,650,191)	(3,660,193)

Total other income (expenses)	(5,840,974)	(5,487,795)

NET (LOSS) INCOME	$(238,796)	$114,383

See notes to consolidated financial statements.

SMC-CIT HOLDING COMPANY, LLC

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 (Unaudited)

	Care Member	SMC Member	Total

MEMBERS’ EQUITY (DEFICIT) — January 1, 2008 (unaudited)	$6,858,410	$(234,448)	$6,623,962
Net income (loss) — (unaudited)	842,759	(728,376)	114,383
Distributions — (unaudited)	(1,035,714)	(672,928)	$(1,708,642)

MEMBERS’ EQUITY (DEFICIT) — January 1, 2009	6,665,455	(1,635,752)	5,029,703
Net income (loss)	884,557	(1,123,353)	(238,796)
Distributions	(1,176,485)	—	(1,176,485)

MEMBERS’ EQUITY (DEFICIT) — December 31, 2009	$6,373,527	$(2,759,105)	$3,614,422

See notes to consolidated financial statements.

SMC-CIT HOLDING COMPANY, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
		(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) / income	$(238,796)	$114,383
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Amortization of deferred financing costs	164,338	164,338
Depreciation	1,961,445	1,738,862
Changes in operating assets and liabilities:
Deferred rent receivable	(775,502)	(1,216,288)
Accounts payable and accrued expenses	—	310,016

Net cash provided by operating activities	1,111,485	1,111,311

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in real estate	(3,540,095)	(1,440,166)
Change in construction reserve	3,010,233	2,025,267
Change in restricted cash	611,584	—

Net cash used in investing activities	81,722	585,101

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to members	(1,176,485)	(1,708,642)
Checks issued in excess of deposit	(12,230)	12,230

Net cash used in financing activities	(1,188,715)	(1,696,412)

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,492	—
CASH AND CASH EQUIVALENTS — Beginning of year	—	—

CASH AND CASH EQUIVALENTS — End of year	$4,492	$—

Supplemental non-cash activities
Cash paid for interest	3,650,191	3,660,193

See notes to consolidated financial statements.

SMC-CIT HOLDING COMPANY, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 (Unaudited)

1.	ORGANIZATION

SMC-CIT Holding Company, LLC (the “Company”) was organized on December 12, 2007, as a Delaware limited company with the purpose to own, hold, maintain, encumber, lease, sell, transfer or otherwise dispose of senior living healthcare facilities solely in the state of Utah. Operations of the Company commenced with the initial funding on December 12, 2007 (“Initial Funding”).

The members of the Company are Care Investment Trust Inc. (“Care” or “Investment Member”) and Senior Management Concepts, Inc. (“SMC” or “Managing Member”), (collectively the “Members”). Each Member’s interest is denominated in Units. There is one class of Units, referred to as Common Units, a total of ten thousand (10,000) units were issued. Common Units are based on capital contributions and are allocated 9,000 and 1,000 to SMC and Care, respectively. Care made additional cash contributions in the amount of $6,858,141 at the Initial Funding which is treated as Preferred Capital. The preferred capital is entitled to a 15% annual return payable to Care, which is senior to the return paid to the Unit holders.

The Company will terminate seven years after the final closing date, as defined, unless extended or shortened as provided for in the Limited Liability Company Agreement (the “Agreement”).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”), also known as Accounting Standards Codification (“ASC”) which establishes the ASC as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. The Codification supersedes all existing non-SEC accounting and reporting standards. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. The Company adopted the guidance effective with the issuance of its December 31, 2009 consolidated financial statements. As the guidance is limited to disclosure in the financial statements and the manner in which the Company refers to GAAP authoritative literature, there was no material impact on the Company’s consolidated financial statements.

The accompanying consolidated financial statements have been prepared using the accrual basis of accounting in accordance with GAAP. The preparation of consolidated financial statements in conformity with such principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In connection with the acquisition and financing of its properties, the Company placed the assets and liabilities of the properties into wholly owned single asset limited liability companies. The financial statements of these subsidiaries are consolidated with those of the Company. All transactions and intercompany accounts between the Company and the subsidiaries have been eliminated.

Fair Value Option for Financial Assets and Financial Liabilities

GAAP permits entities to choose to measure eligible financial instruments at fair value. The decision to elect the fair value option (“FVO”) is determined by an instrument-by-instrument basis, and is irrevocable.

The election was effective for the Company on January 1, 2008. The Company did not elect the FVO for any existing eligible financial instruments.

SMC-CIT HOLDING COMPANY, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investment in Real Estate Property

Investment in real estate property is carried at historical cost less accumulated depreciation.

Expenditures necessary to maintain an existing property in ordinary operating condition are expensed as incurred in accordance with each of the property’s master lease agreements. Expenditures associated with replacements, improvements, or major repairs to real estate property are capitalized.

The Company evaluates the carrying value of its long-lived assets in relation to historical results, current business conditions and trends to identify potential situations in which the carrying value of assets may not be recoverable. If such reviews were to indicate that the carrying value of such assets may not be recoverable, the Company would estimate the undiscounted sum of the expected cash flows of the assets to determine whether the sum is less than the carrying value of the assets, which would indicate the existence of an impairment. If an impairment existed, the Company would write the asset down to its fair value. As of December 31, 2009 and 2008 (unaudited), the Company’s investment in real estate property had no impairments.

Depreciation

Depreciation of buildings, building improvements and furniture and equipment are computed using the straight line method of depreciation over the estimated useful lives of the related property. The useful lives of building, improvements and furnishings are estimated to be from 6 to 40 years.

Cash and Cash Equivalents

For financial reporting purposes, overnight investments and short-term investments purchased with an original maturity of three months or less are considered to be cash equivalents.

Restricted Cash

Restricted cash includes escrowed funds and other restricted deposits in conjunction with the Company’s loan agreements.

Deferred Financing Costs

Deferred financing costs represent loan fees, legal and other third party costs associated with obtaining external financing. Such costs are amortized using the straight-line method, which approximates the effective interest rate method, over the terms of the related mortgage notes payable.

Other Assets

Other assets includes monies set aside at the date of purchase of the properties as a construction reserve. The reserve has been utilized during 2009 for capital improvements.

Revenue Recognition

The Company recognized rental revenue in accordance with ASC 840, Leases (“ASC 840”). ASC 840 requires that revenue be recognized on a straight-line basis over the non-cancelable term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. Renewal options in leases with rental terms that are lower than those in the primary term are excluded from the calculation of straight- line rent if the renewals are not reasonably assured. Rental income is recognized when payment is due pursuant to the terms of the lease agreements.

SMC-CIT HOLDING COMPANY, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

Effective January 1, 2009, the Company adopted the authoritative guidance for uncertainty in income taxes included in ASC Topic 740, Income Taxes, as amended by Accounting Standards Update (“ASU”) 2009-06, Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosures Amendments for Nonpublic Entities. This guidance requires the Company to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including the resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement, which could result in the Company recording a tax liability that would reduce net assets. The Company reviews and evaluates tax positions in its major jurisdictions and determines whether or not there are uncertain tax positions that require financial statement recognition.

No federal income taxes are payable by the Company, however, the Company may be subject to certain state and local income taxes. Each Member is responsible for reporting income or loss, to the extent required by the federal, state, and local income tax laws and regulations, based upon its respective share of the Company’s income and expenses as reported for income tax purposes.

Upon adoption and as of December 31, 2009, the Company does not have any uncertain tax positions or unrecognized tax benefits for which it believes that it is reasonably possible that they will significantly increase or decrease. For the year ended December 31, 2009, the Partnership did not recognize any interest or penalties related to income taxes in its financial statements. The Company’s tax filings for calendar years 2007 through 2009 remain subject to examination by taxing authorities.

Allocations to Members

Income, losses and cash flows from the Company is allocated to the Members in accordance with the Membership Agreement.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, restricted cash, accounts receivable, and mortgage notes payable.

The Company believes it mitigates credit risk by placing its cash and cash equivalents and restricted cash with high credit quality, federally insured institutions.

The Company is also exposed to counterparty risk with respect to mortgage notes payable in the even the counterparty is unable to fulfill its obligations. The Company minimized its credit risk exposure via formal credit policies and monitoring procedures.

Conditional Asset Retirement Obligations

Conditional asset retirement obligations are legal obligations to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. However, the obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. The uncertainty about the timing and/or method of settlement of the conditional asset retirement obligation is factored into the measurement of the liability.

There were no conditional asset retirement obligations recorded by the Company as of December 31, 2009 and 2008 (unaudited).

SMC-CIT HOLDING COMPANY, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Accounting Pronouncements

In May 2009, the FASB issued SFAS 165, Subsequent Events, which is codified in FASB ASC 855, Subsequent Events (“ASC 855”). ASC 855 introduces the concept of financial statements being available to be issued. It requires the disclosure of the date through with an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The pronouncement is effective for interim periods ending after June 15, 2009. The Company adopted ASC 855 as of December 31, 2009. The Company evaluates subsequent events as of the date of issuance of its consolidated financial statements when reporting on the Company’s financial position and results of operations.

3.	INVESTMENT IN REAL ESTATE PROPERTIES

The Company owned the following real estate properties at December 31, 2009 and 2008:

				December 31,	December 31,
				2009	2008 (unaudited)
	Acquisition	Number of	Purchase	Historical	Historical
Property	Date	Units	Price(2)	Cost(1)	Cost(1)

SMC Wellington, LLC	12/31/2007	120	$23,941,778	$24,264,539	$24,264,539
SMC Meadows, LLC	12/31/2007	119	11,400,000	11,400,000	11,400,000
SMC Cottonwood Creek, LLC	12/31/2007	106	10,904,946	14,058,942	11,479,472
SMC Charleston, LLC	12/31/2007	64	7,263,276	8,766,781	7,806,156

Total		409	$53,510,000	$58,490,262	$54,950,167

(1)	Historical cost equals the original purchase price plus capital improvements made from the purchase date through December 31, 2009 and December 31, 2008, respectively.

(2)	Upon acquisition of the properties, an amount of $5,035,000 was placed in a construction reserve to fund capital improvements. These amounts were funded during 2008 and 2009.

Investment in real estate properties at December 31, 2009 and 2008, consisted of the following:

		2008
	2009	(unaudited)

Land	$5,640,000	$5,640,000
Land Improvement	5,636,455	5,609,499
Building and improvements	43,007,599	40,105,040
Furniture and equipment	4,206,208	2,520,000
Construction in Progress	—	1,075,628

Real estate properties at cost	58,490,262	54,950,167
Less accumulated depreciation	(3,700,307)	(1,738,862)

Real estate properties at cost — net	$54,789,955	$53,211,305

SMC-CIT HOLDING COMPANY, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	MORTGAGE NOTES PAYABLE

				December 31,
			December 31,	2008
			2009	(unaudited)
	Original	Acquisition	Principal	Principal
Property	Principal	Date	Outstanding	Outstanding

SMC Charleston, LLC(1)	$6,374,000	12/31/2007	$6,374,000	$6,374,000
SMC Cottonwood Creek, LLC(2)	12,480,500	12/31/2007	12,480,500	12,480,500
SMC Meadows, LLC(2)	13,270,000	12/31/2007	13,270,000	13,270,000
SMC Wellington, LLC(2)	22,052,000	12/31/2007	22,052,000	22,052,000

	$54,176,500		$54,176,500	$54,176,500

(1)	The note bears a fixed interest rate of 6.91% per annum and requires monthly installments of interest-only payments until January 31, 2010 and principal and interest payments from February 1, 2010 until the maturity date of December 31, 2017. The mortgage note is subject to a prepayment premium if retired prior to scheduled maturity. The loan is secured by the property.

(2)	The note bears a fixed interest rate of 6.61% per annum and requires monthly installments of interest-only payments until January 31, 2010 and principal and interest payments from February 1, 2010 until the maturity date of December 31, 2017. The mortgage note is subject to a prepayment premium if retired prior to scheduled maturity. The loan is secured by the property.

The Company is subject to certain customary financial covenants under the agreements. The Company was in compliance with such covenants for the years ended December 31, 2009 and 2008 (unaudited).

Principal payments for each of the next five years and thereafter on the Company’s mortgage notes payable at December 31, 2009 are as follows:

Year	Amount

2010	$632,869
2011	735,746
2012	786,215
2013	840,148
2014	897,781
Thereafter	50,283,741

$54,176,500

5.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments at December 31, 2009 and 2008 consist of cash and equivalents, restricted cash, accounts receivable, and other assets, mortgage notes payable. At December 31, 2009 and 2008 (unaudited), the carrying amount of cash and cash equivalents, restricted cash, accounts receivable, and other assets, approximates fair value.

Based upon the borrowing rates currently available to the Company, the fair value for the mortgage notes payable secured by properties, determined by discounting the future payments required under the terms of the mortgage notes at rates available to the Company for debt with similar maturities, terms, and underlying collateral is estimated to be $53,739,534 as of December 31, 2009 and $52,951,324 as of December 31, 2008 (unaudited).

SMC-CIT HOLDING COMPANY, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	RISKS AND UNCERTAINTIES

The Company and the properties in which it has an interest are operating in a challenging and uncertain economic environment. Financial and real estate companies continue to be affected by the lack of liquidity in financial markets, declines in real estate values and the reduction in the willingness of financial institutions to make new loans and refinance or extend existing loans on the same terms and conditions. Should market conditions continue to deteriorate there is no assurance that such conditions will not result in further decreased cash flows or the ability to repay, refinance or extend the Company’s debt.

7.	MANAGEMENT SERVICES AND RELATED PARTY TRANSACTIONS

For each of the properties owned, the Company has entered into a master lease agreement and property management agreement (the “Master Lease” and “Operator” agreements, respectively) with an affiliate of the Managing Member. Each Master Lease requires the tenant to pay all of the operating expenses of the property, including reimbursing the Company for real estate taxes and insurance costs.

In connection with the Master Lease agreement, the tenant paid expenses on the Company’s behalf for operating expenses totaling $490,817 and $439,146 in 2009 and 2008 (unaudited) respectively.

Non-cancelable base rentals under the Master Lease arrangements for the next 5 years and thereafter are as follows:

2010	$5,380,594
2011	5,449,614
2012	5,478,805
2013	5,510,853
2014	5,566,038
Thereafter	46,694,707

8.	SUBSEQUENT EVENTS.

Events or transactions occurring after the year end through the date that the consolidated financial statements were ready to be issued, July 14, 2010, have been disclosed in the notes to the accompanying consolidated financial statements.

(b) Exhibits

Exhibit
No.	Description

3.1	Amended and Restated Articles of Incorporation of the Registrant (previously filed as Exhibit 3.1 to the Company’s Form 10-Q (File No. 001-33549), filed on August 14, 2007 and herein incorporated by reference.
3.2	Amended and Restated Bylaws of the Registrant (previously filed as Exhibit 3.2 to the Company’s Form 10-Q (File No. 001-33549), filed on August 14, 2007 and herein incorporated by reference).
4.1	Form of Certificate for Common Stock (previously filed as Exhibit 4.1 to the Company’s Form S-11, as amended (File No. 333-141634), and herein incorporated by reference).
10.1	Assignment Agreement, dated as of January 31, 2009 (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33549), filed on February 5, 2009 and herein incorporated by reference).
10.2	Amendment No. 4 to Master Repurchase Agreement, dated as of November 13, 2008 (previously filed as Exhibit 10.5 to the Company’s Form 10-Q (File No. 001-33549), filed on November 14, 2008 and herein incorporated by reference).
10.3	Amendment to Management Agreement, dated as of September 30, 2008 (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33549), filed on October 2, 2008 and herein incorporated by reference).
10.4	Warrant to Purchase Common Stock, dated as of September 30, 2008 (previously filed as Exhibit 10.2 to the Company’s Form 8-K (File No. 001-33549), filed on October 2, 2008 and herein incorporated by reference).
10.5	Mortgage Purchase Agreement, dated as of September 30, 2008 (previously filed as Exhibit 10.3 to the Company’s Form 8-K (File No. 001-33549), filed on October 2, 2008 and herein incorporated by reference).
10.6	Earn Out Agreement, dated as of June 26, 2008 (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33549), filed on July 2, 2008 and herein incorporated by reference).
10.7	Multifamily Note, dated as of June 26, 2008 (previously filed as Exhibit 10.2 to the Company’s Form 8-K (File No. 001-33549), filed on July 2, 2008 and herein incorporated by reference).
10.8	Exceptions to Non-Recourse Guaranty, dated as of June 26, 2008 (previously filed as Exhibit 10.3 to the Company’s Form 8-K (File No. 001-33549), filed on July 2, 2008 and herein incorporated by reference).
10.9	Master Lease Agreement, dated as of June 26, 2008 (previously filed as Exhibit 10.4 to the Company’s Form 8-K (File No. 001-33549), filed on July 2, 2008 and herein incorporated by reference).
10.10	Amendment No. 3 to Master Repurchase Agreement, dated as of June 26, 2008 (previously filed as Exhibit 10.5 to the Company’s Form 8-K (File No. 001-33549), filed on July 2, 2008 and herein incorporated by reference).
10.11	Purchase and Sale Contract, dated as of May 14, 2008 (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33549), filed on May 20, 2008 and herein incorporated by reference).
10.12	Performance Share Award Agreement, dated as of May 12, 2008 (previously filed as Exhibit 10.4 to the Company’s Form 10-Q (File No. 001-33549), filed on November 14, 2008 and herein incorporated by reference).
10.13	Restricted Stock Unit Agreement Under the 2007 Care Investment Trust Inc. Equity Plan, dated as of April 8, 2008 (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33549), filed on April 14, 2008 and herein incorporated by reference).
10.14	Form of Restricted Stock Unit Agreement Under the 2007 Care Investment Trust Inc. Equity Plan (previously filed as Exhibit 10.2 to the Company’s Form 8-K (File No. 001-33549), filed on April 14, 2008 and herein incorporated by reference).
10.15	Contribution and Purchase Agreement, dated as of December 31, 2007 (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33549), filed on January 4, 2008 and herein incorporated by reference).
10.16	Master Repurchase Agreement entered into by Care Investment Trust Inc. and two of its subsidiaries, Care QRS 2007 RE Holdings Corp. and Care Mezz QRS 2007 RE Holdings Corp., with Column Financial, Inc. (previously filed as Exhibit 10.1 to the Company’s Form 10-Q (File No. 001-33549), filed on November 14, 2007 and herein incorporated by reference).

Exhibit
No.	Description

10.17	Registration Rights Agreement (previously filed as Exhibit 10.1 to the Company’s Form 10-Q (File No. 001-33549), filed on August 14, 2007 and herein incorporated by reference).
10.18	Management Agreement (previously filed as Exhibit 10.2 to the Company’s Form 10-Q (File No. 001-33549), filed on August 14, 2007 and herein incorporated by reference).
10.19	Care Investment Trust Inc. Equity Plan (previously filed as Exhibit 10.4 to the Company’s Form 10-Q (File No. 001-33549), filed on August 14, 2007 and herein incorporated by reference).
10.20	Manager Equity Plan (previously filed as Exhibit 10.5 to the Company’s Form 10-Q (File No. 001-33549), filed on August 14, 2007 and herein incorporated by reference).
10.21	Form of Restricted Stock Agreement under Care Investment Trust Inc. Equity Plan (previously filed as Exhibit 10.5 to the Company’s Form S-11, as amended (File No. 333-141634), and herein incorporated by reference).
10.22	Form of Restricted Stock Agreement under Care Investment Trust Inc. Equity Plan (previously filed as Exhibit 10.6 to the Company’s Form S-11, as amended (File No. 333-141634), and herein incorporated by reference).
10.23	Form of Restricted Stock Agreement under Care Investment Trust Inc. Manager Equity Plan (previously filed as Exhibit 10.8 to the Company’s Form S-11, as amended (File No. 333-141634), and herein incorporated by reference).
10.24	Form of Indemnification Agreement entered into by the Registrant’s directors and officers (previously filed as Exhibit 10.9 to the Company’s Form S-11, as amended (File No. 333-141634), and herein incorporated by reference).
10.25	Assignment Agreement dated as of January 31, 2009, by and between Care Investment Trust Inc. and CIT Healthcare LLC (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33549), filed on February 5, 2009 and herein incorporated by reference).
10.26	Loan Purchase Agreement with CapitalSource Bank dated September 15, 2009 (previously filed as Exhibit 10.1 to the Company’s Form 10-Q (File No. 001-33549), filed on November 9, 2009 and herein incorporated by reference).
10.27	Loan Purchase and Sale Agreement dated as of October 6, 2009, by and between Care Investment Trust Inc. and General Electric Capital Corporation (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33549), filed on November 18, 2009 and herein incorporated by reference).
10.28	Care Investment Trust Inc. Plan of Liquidation (previously filed as Exhibit A to the Company’s Schedule 14A (File No. 001-33549), filed on December 28, 2009 and herein incorporated by reference).
10.29	Amended and Restated Management Agreement by and between Care Investment Trust Inc. and CIT Healthcare LLC, dated as of January 15, 2010 (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33549), filed on January 15, 2010 and herein incorporated by reference).
21.1	Subsidiaries of the Company.
23.1	Consent of Deloitte & Touche, dated as of July 14, 2010.
23.2	Consent of Deloitte & Touche, dated as of July 14, 2010.
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Care Investment Trust Inc.

By:	/s/ Paul F. Hughes
Paul F. Hughes
Chief Financial Officer and Treasurer and
Chief Compliance Officer and Secretary

July 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Salvatore (Torey) V. Riso, Jr. Salvatore (Torey) V. Riso, Jr.	President and Chief Executive Officer (Principal Executive Officer)	July 15, 2010

/s/ Paul F. Hughes Paul F. Hughes	Chief Financial Officer and Treasurer and Chief Compliance Officer and Secretary (Principal Financial and Accounting Officer)	July 15, 2010

/s/ Flint D. Besecker Flint D. Besecker	Chairman of the Board of Directors	July 15, 2010

/s/ Gerald E. Bisbee, Jr. Gerald E. Bisbee, Jr.	Director	July 15, 2010

/s/ Karen P. Robards Karen P. Robards	Director	July 15, 2010

/s/ J. Rainer Twiford J. Rainer Twiford	Director	July 15, 2010

/s/ Steve N. Warden Steve N. Warden	Director	July 15, 2010

EXHIBIT INDEX

Exhibit
No.	Description

10.13	Restricted Stock Unit Agreement Under the 2007 Care Investment Trust Inc. Equity Plan, dated as of April 8, 2008 (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33549), filed on April 14, 2008 and herein incorporated by reference).
10.14	Form of Restricted Stock Unit Agreement Under the 2007 Care Investment Trust Inc. Equity Plan (previously filed as Exhibit 10.2 to the Company’s Form 8-K (File No. 001-33549), filed on April 14, 2008 and herein incorporated by reference).
10.15	Contribution and Purchase Agreement, dated as of December 31, 2007 (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33549), filed on January 4, 2008 and herein incorporated by reference).
10.16	Master Repurchase Agreement entered into by Care Investment Trust Inc. and two of its subsidiaries, Care QRS 2007 RE Holdings Corp. and Care Mezz QRS 2007 RE Holdings Corp., with Column Financial, Inc. (previously filed as Exhibit 10.1 to the Company’s Form 10-Q (File No. 001-33549), filed on November 14, 2007 and herein incorporated by reference).
10.17	Registration Rights Agreement (previously filed as Exhibit 10.1 to the Company’s Form 10-Q (File No. 001-33549), filed on August 14, 2007 and herein incorporated by reference).
10.18	Management Agreement (previously filed as Exhibit 10.2 to the Company’s Form 10-Q (File No. 001-33549), filed on August 14, 2007 and herein incorporated by reference).
10.19	Care Investment Trust Inc. Equity Plan (previously filed as Exhibit 10.4 to the Company’s Form 10-Q (File No. 001-33549), filed on August 14, 2007 and herein incorporated by reference).
10.20	Manager Equity Plan (previously filed as Exhibit 10.5 to the Company’s Form 10-Q (File No. 001-33549), filed on August 14, 2007 and herein incorporated by reference).
10.21	Form of Restricted Stock Agreement under Care Investment Trust Inc. Equity Plan (previously filed as Exhibit 10.5 to the Company’s Form S-11, as amended (File No. 333-141634), and herein incorporated by reference).
10.22	Form of Restricted Stock Agreement under Care Investment Trust Inc. Equity Plan (previously filed as Exhibit 10.6 to the Company’s Form S-11, as amended (File No. 333-141634), and herein incorporated by reference).
10.23	Form of Restricted Stock Agreement under Care Investment Trust Inc. Manager Equity Plan (previously filed as Exhibit 10.8 to the Company’s Form S-11, as amended (File No. 333-141634), and herein incorporated by reference).
10.24	Form of Indemnification Agreement entered into by the Registrant’s directors and officers (previously filed as Exhibit 10.9 to the Company’s Form S-11, as amended (File No. 333-141634), and herein incorporated by reference).
10.25	Assignment Agreement dated as of January 31, 2009, by and between Care Investment Trust Inc. and CIT Healthcare LLC (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33549), filed on February 5, 2009 and herein incorporated by reference).
10.26	Loan Purchase Agreement with CapitalSource Bank dated September 15, 2009 (previously filed as Exhibit 10.1 to the Company’s Form 10-Q (File No. 001-33549), filed on November 9, 2009 and herein incorporated by reference).
10.27	Loan Purchase and Sale Agreement dated as of October 6, 2009, by and between Care Investment Trust Inc. and General Electric Capital Corporation (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33549), filed on November 18, 2009 and herein incorporated by reference).
10.28	Care Investment Trust Inc. Plan of Liquidation (previously filed as Exhibit A to the Company’s Schedule 14A (File No. 001-33549), filed on December 28, 2009 and herein incorporated by reference).
10.29	Amended and Restated Management Agreement by and between Care Investment Trust Inc. and CIT Healthcare LLC, dated as of January 15, 2010 (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33549), filed on January 15, 2010 and herein incorporated by reference).
21.1	Subsidiaries of the Company.
23.1	Consent of Deloitte & Touche, dated as of March 16, 2009.
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.