Form 10-Q
period 2010-06-30
Care Investment Trust Inc.
filed 2010-08-05
CIK 1393726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly period ended June 30, 2010

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
Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.
     As of July 28, 2010, there were 20,235,924 shares, par value $0.001, of the registrant’s common stock outstanding.

Part I — Financial Information

ITEM 1.	Financial Statements
Care Investment Trust Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(dollars in thousands — except share and per share data)

	June 30, 2010	December 31,
	(Unaudited)	2009
Assets:
Real Estate:
Land	$5,020	$5,020
Buildings and improvements	101,000	101,000
Less: accumulated depreciation and amortization	(5,998)	(4,481)

Total real estate, net	100,022	101,539
Cash and cash equivalents	134,894	122,512
Investments in loans held at LOCOM	9,584	25,325
Investments in partially-owned entities	51,837	56,078
Accrued interest receivable	56	177
Deferred financing costs, net of accumulated amortization of $1,187 and $1,122, respectively	648	713
Identified intangible assets — leases in place, net	4,305	4,471
Other assets	4,910	4,617

Total assets	$306,256	$315,432

Liabilities and Stockholders’ Equity
Liabilities:
Mortgage notes payable	$81,472	$81,873
Accounts payable and accrued expenses	2,520	2,245
Accrued expenses payable to related party	2,500	544
Obligation to issue operating partnership units	3,158	2,890
Other liabilities	525	1,087

Total liabilities	90,175	88,639
Commitments and Contingencies (Note 12)
Stockholders’ Equity:
Common stock: $0.001 par value, 250,000,000 shares authorized, 21,290,158 and 21,159,647 shares issued, respectively and 20,230,152 and 20,158,894 shares outstanding, respectively	21	21
Treasury stock (1,060,006 and 1,000,753 shares, respectively)	(8,824)	(8,334)
Additional paid-in capital	302,039	301,926
Accumulated deficit	(77,155)	(66,820)

Total Stockholders’ Equity	216,081	226,793

Total Liabilities and Stockholders’ Equity	$306,256	$315,432

See Notes to Condensed Consolidated Financial Statements.

Care Investment Trust Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(dollars in thousands — except share and per share data)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Revenue
Rental revenue	$3,187	$3,170	$6,401	$6,342
Income from investments in loans	403	1,820	1,147	4,654
Other income	—	69	—	162

Total revenue	3,590	5,059	7,548	11,158

Expenses
Management fee and buyout payments to related party	375	507	8,304	1,152
Marketing, general and administrative (including stock-based compensation of $49 and $190 and $113 and $120, respectively)	2,367	3,031	4,183	5,305
Depreciation and amortization	841	855	1,683	1,692
Realized gain on sales and repayment of loans	—	—	(4)	(22)
Adjustment to valuation allowance on loans held at LOCOM	(84)	(1,247)	(829)	(3,167)

Operating expenses	3,499	3,146	13,337	4,960

Loss from investments in partially-owned entities	876	1,269	1,459	2,210
Net unrealized (gain)/loss on derivative instruments	(310)	(259)	268	(1,525)
Interest income	(31)	(15)	(79)	(18)
Interest expense including amortization and write-off of deferred financing costs	1,458	1,458	2,895	3,569

Net (loss)/income	$(1,902)	$(540)	$(10,332)	$1,962

Net (loss)/income per share of common stock
Net (loss)/income, basic and diluted	$(0.09)	$(0.03)	$(0.51)	$0.10

Basic and diluted weighted average common shares outstanding	20,229,659	20,052,583	20,217,983	20,041,683

See Notes to Condensed Consolidated Financial Statements.

Care Investment Trust Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)
(dollars in thousands, except share data)

	Common Stock		Treasury	Additional	Accumulated
	Shares	$	Stock	Paid-in Capital	Deficit	Total
Balance at December 31, 2009	20,158,894	$21	$(8,334)	$301,926	$(66,820)	$226,793
Net loss	—	—	—	—	(10,332)	(10,332)
Stock-based compensation fair value (1)	116,877	—	—	—	—	—
Stock-based compensation to directors for services rendered	13,634	*	*	113	—	113
Treasury purchases(2)	(59,253)		(490)			(490)
Dividends accrued on performance shares (3)	—	—	—	—	(3)	(3)

Balance at June 30, 2010	20,230,152	$21	$(8,824)	$302,039	$(77,155)	$216,081

*	Less than $500

(1)	Shares vested January 28, 2010 for which compensation was recognized in prior years (see Note 10).

(2)	Shares purchased from employees of the Manager and its affiliates pursuant to the tax withholding “net settlement” feature of Company equity incentive awards (see Note 10).

(3)	Amounts accrued based on performance share award targets.
See Notes to Condensed Consolidated Financial Statements.

Care Investment Trust Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	For the Six	For the Six
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2010	2009
Cash Flow From Operating Activities
Net (loss)/income	$(10,332)	$1,962
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Increase in deferred rent receivable	(1,139)	(1,273)
Realized gain on sales and repayment of loans	(4)	(22)
Loss from investments in partially-owned entities	1,459	2,210
Distribution of income from partially-owned entities	3,469	2,901
Amortization of loan premium paid on investments in loans	—	545
Amortization and write-off of deferred financing cost	65	625
Amortization of deferred loan fees	(15)	(121)
Stock-based non-employee compensation	113	270
Depreciation and amortization on real estate, including intangible assets	1,683	1,732
Unrealized loss/(gain) on derivative instruments	268	(1,525)
Adjustment to valuation allowance on loans held at LOCOM	(829)	(3,167)
Changes in operating assets and liabilities:
Accrued interest receivable	121	488
Other assets	848	(109)
Accounts payable and accrued expenses	275	4,404
Other liabilities including payable to related party	1,394	(2,685)

Net cash (used in)/provided by operating activities	(2,624)	6,235
Cash Flow From Investing Activities
Sale of loans to Manager	—	22,549
Sale of loans to third party	5,880	—
Loan repayments	10,707	38,932
Investments in partially-owned entities	(687)	(1,063)

Net cash provided by investing activities	15,900	60,418
Cash Flow From Financing Activities
Principal payments under warehouse line of credit	—	(37,781)
Principal payments under mortgage notes payable	(401)	(35)
Treasury stock purchases	(490)	—
Dividends paid	(3)	(6,886)

Net cash used in financing activities	(894)	(44,702)
Net increase in cash and cash equivalents	12,382	21,951
Cash and cash equivalents, beginning of period	122,512	31,800

Cash and cash equivalents, end of period	$134,894	$53,751

Supplemental Disclosure of Cash Flow Information
     Cash interest paid during the six months ended June 30, 2010 and 2009 is approximately $2.8 million and $2.9 million, respectively.
See Notes to Condensed Consolidated Financial Statements.

Care Investment Trust Inc. and Subsidiaries —
Notes to
Condensed Consolidated Financial Statements (Unaudited)
June 30, 2010
Note 1 — Organization
     Care Investment Trust Inc. (together with its subsidiaries, the “Company” or “Care” unless otherwise indicated or except where the context otherwise requires, “we”, “us” or “our”) is a real estate investment trust (“REIT”) with a geographically diverse portfolio of senior housing and healthcare-related assets in the United States. Care is externally managed and advised by CIT Healthcare LLC (“Manager”). As of June 30, 2010, Care’s portfolio of assets consisted of real estate and mortgage related assets for senior housing facilities, skilled nursing facilities, medical office properties and first mortgage liens on healthcare related assets. Our owned senior housing facilities are leased, under “triple-net” leases, which require the tenants to pay all property-related expenses.
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
     On December 10, 2009, our Board of Directors approved a plan of liquidation and recommended that our shareholders approve the plan of liquidation. On January 28, 2010, our shareholders approved the plan of liquidation. The Board of Directors reserved the right to continue to solicit and entertain proposals from third parties to acquire all or substantially all of the Company’s outstanding common stock. Subsequent to our shareholders’ approval of the plan of liquidation, on March 16, 2010, the Company entered into a purchase and sale agreement with Tiptree Financial Partners, L.P. (“Tiptree”) providing for a combination of an equity investment by Tiptree in newly issued common stock at $9.00 per share and a cash tender offer by the Company for up to all of Care’s issued and outstanding shares of common stock at the same price, provided that 10,300,000 shares are validly tendered (and not withdrawn) prior to the expiration date of the tender offer, and the other conditions to the issuance and tender offer are satisfied or waived. On July 15, 2010, the Company commenced a tender offer to purchase up to 100% of its currently issued and outstanding common stock at a price of $9.00 per share subject to a minimum subscription of 10,300,000 shares and certain other conditions. See Note 13 — Tiptree Transaction. Since it is not probable that the Company will liquidate, the Company has presented its financial statements on a going concern basis.
     The accompanying condensed consolidated financial statements are unaudited. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been made. The condensed consolidated balance sheet as of December 31, 2009 has been derived from the audited consolidated balance sheet as of that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2009, as filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the operating results for the full year.
     The Company has no items of other comprehensive income, and accordingly, net income or loss is equal to comprehensive income or loss for all periods presented.
Loans held at LOCOM
     Investments in loans amounted to $9.6 million at June 30, 2010 as compared with $25.3 million at December 31, 2009. We account for our investment in loans in accordance with Accounting Standards Codification 948, which codified the Financial

Accounting Standards Board’s (“FASB’s”) Accounting for Certain Mortgage Banking Activities (“ASC 948”). Under ASC 948, loans expected to be held for the foreseeable future or to maturity should be held at amortized cost, and all other loans should be held at the lower of cost or market (LOCOM), measured on an individual basis.
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
     Loans
     In July 2010, the FASB issued ASU 2010-20, which amends ASC 3102 by requiring additional information about the credit quality of an entity’s financing receivables, including loans, and its allowance for losses. New disclosures that relate to information as of the end of a reporting period will be effective for the first interim or annual reporting periods ending on or after December 15, 2010. The Company is evaluating whether or not the adoption of the standard will have a material effect on its consolidated financial statements and will adopt it when it becomes effective.
Note 3 — Investments in Loans held at LOCOM
     As of June 30, 2010 and December 31, 2009, our net investments in loans amounted to $9.6 million and $25.3 million, respectively. During the six months ended June 30, 2010, we received $10.7 million in principal repayments as compared with $38.9 million received during the six months ended June 30, 2009. The 2010 first quarter repayments include proceeds of approximately $10.0 million for the full settlement of a loan with one borrower and the 2009 second quarter repayments include proceeds of approximately $36.9 million for the full repayment of loans with two borrowers. Our mortgage loan investment at June 30, 2010 is a participation secured primarily by real estate as well as pledges of ownership interests, direct liens and other security interests. This investment is variable rate at June 30, 2010, had an effective yield of 4.65% at June 30, 2010, and matures on February 1, 2011. At December 31, 2009 the investments in loans had a weighted average spread of 6.76% over one month LIBOR and an average maturity of 1.0 year. The effective yield on the portfolio for the year ended December 31, 2009, was 6.99%. One month LIBOR was 0.35% at June 30, 2010 and 0.23% at December 31, 2009.
June 30, 2010

Location			Cost	Interest	Maturity
Property Type (a)	City	State	Basis	Rate	Date
SNF / Sr. Appts / ALF	Various	Texas / Louisiana	$13,518	L+4.30%	2/1/2011
Valuation allowance			(3,934)

Loans Held at LOCOM			$9,584

December 31, 2009

Location			Cost	Interest	Maturity
Property Type (a)	City	State	Basis	Rate	Date
SNF/ALF (b)/(c)	Nacogdoches	Texas	$9,338	L+3.15%	10/02/11
SNF/Sr. Appts/ALF	Various	Texas/Louisiana	14,226	L+4.30%	02/01/11
SNF (b)/(d)	Various	Michigan	10,178	L+7.00%	02/19/10

Investment in loans, gross			$33,742
Valuation allowance			(8,417)

Loans held at LOCOM			$25,325

(a)	SNF refers to skilled nursing facilities; ALF refers to assisted living facilities; and Sr. Appts refers to senior living apartments.

(b)	The mortgages are subject to various interest rate floors ranging from 6.00% to 11.5%.

(c)	Loan sold to a third party in March 2010 for approximately $6.1 million of cash proceeds before selling costs.

(d)	Loan repaid at maturity in February 2010 for approximately $10.0 million.
     For the six months ended June 30, 2010, the Company received proceeds of $10.7 million related to the repayment of balances related to mortgage loans and received proceeds of $5.9 million, net of $0.2 million of selling costs, related to the sale to a third party of one mortgage loan. See Note 9 for a roll forward of the investment in loans held at fair value from December 31, 2009 to June 30, 2010.
Note 4 — Investments in Partially-Owned Entities
     For the three and six months ended June 30, 2010, the net loss in our equity interest related to the Cambridge Holdings, Inc. (“Cambridge”) portfolio amounted to approximately $1.2 million and $2.1 million, respectively. This included $2.3 million and $4.6 million, respectively, attributable to our share of the depreciation and amortization expense associated with the Cambridge properties. During the first six months of 2010, the Company invested approximately $687,000 in tenant improvements related to the Cambridge properties. The Company’s investment in the Cambridge entities was $45.0 million at June 30, 2010 and $49.3 million at December 31, 2009. We received approximately $2.9 million of distributions during the first six months of 2010 related to our share of distributions for the 2009 fourth quarter and the 2010 first quarter.
     For the three and six months ended June 30, 2010, we recognized approximately $0.3 million and $0.6 million, respectively, in equity income from our interest in Senior Management Concepts, LLC (“SMC”) and received approximately $0.3 million and $0.6 million, respectively, in distributions. Our agreements with SMC require that SMC pay a preferred return to the Company. In accordance with ASC 970-323, the payment of the preferred return to Care represents income to us that will be recorded whether SMC has net income or net loss for any period.
Note 5— Summarized Financial Information—Partially-Owned Entities
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
     Four of the eight Cambridge legal entities had a 2009 pre-tax loss which was greater than 20% of the Company’s 2009 loss. Summarized financial data for those four entities individually and aggregated for the remaining Cambridge entities with greater than 10% and less than 10% of the Company’s 2009 loss as of and for the three and six months ended June 30, 2010 and June 30, 2009 is as follows (amounts in millions):
June 30, 2010
Balance Sheet Detail
Dollars in millions

					Entites with <20% Significance
		Nassau	Walnut Hill		>10% of Care’s	<10% of Care’s
	Plano	Bay	(Dallas)	Allen	2009 Loss (A)	2009 Loss (B)	Combined

Assets:
Real Estate	$56.7	$20.7	$35.5	$13.1	$52.5	$20.7	$199.2
Other Assets	5.0	2.0	3.1	1.5	8.3	1.8	21.7

Total Assets	$61.7	$22.7	$38.6	$14.6	$60.8	$22.5	$220.9

Liabilities:
Mortgage Debt	$55.0	$14.0	$28.5	$12.1	$50.2	$18.6	$178.4
Other Liabilities	3.7	0.9	1.7	1.1	4.0	0.3	11.7

Total Liabilities	$58.7	$14.9	$30.2	$13.2	$54.2	$18.9	$190.1

Equity	$3.0	$7.8	$8.4	$1.4	$6.6	$3.6	$30.8

June 30, 2009
Balance Sheet Detail
Dollars in millions

					Entites with <20% Significance
		Nassau	Walnut Hill		>10% of Care’s	<10% of Care’s
	Plano	Bay	(Dallas)	Allen	2009 Loss (A)	2009 Loss (B)	Combined

Assets:
Real Estate	$59.5	$19.7	$37.2	$13.9	$54.8	$21.6	$206.7
Other Assets	5.4	2.4	3.4	1.5	10.3	2.3	25.3

Total Assets	$64.9	$22.1	$40.6	$15.4	$65.1	$23.9	$232.0

Liabilities:
Mortgage Debt	$55.0	$14.0	$28.5	$12.1	$50.5	$18.6	$178.7
Other Liabilities	3.3	0.7	1.6	1.0	5.1	0.3	12.0

Total Liabilities	$58.3	$14.7	$30.1	$13.1	$55.6	$19.0	$190.7

Equity	$6.6	$7.4	$10.5	$2.3	$9.5	$5.0	$41.3
Income Statement Detail for the 6 Months ended June 30, 2010
Dollars in millions

					Entites with <20% Significance
		Nassau	Walnut Hill		>10% of Care’s	<10% of Care’s
	Plano	Bay	(Dallas)	Allen	2009 Loss (A)	2009 Loss (B)	Combined

Rental Revenue	$2.4	$1.4	$1.1	$0.6	$2.9	$0.9	$9.3
Operating Expense Reimbursements	0.9	0.2	0.5	0.3	0.6	0.2	2.7
Other Income	0.1	0.0	0.5	—	0.1	0.1	0.8

Total Revenue	$3.4	$1.6	$2.1	$0.9	$3.6	$1.2	$12.8

Operating Expenses	$0.9	$0.6	$0.6	$0.4	$1.4	$0.2	$4.1
Depreciation and Amortization	1.5	0.7	0.9	0.4	1.5	0.4	5.4
Total Expenses	4.2	1.7	2.4	1.3	4.4	1.2	15.2

Net Loss	$(0.8)	$(0.1)	$(0.3)	$(0.4)	$(0.8)	$—	$(2.4)
Income Statement Detail for the 6 Months ended June 30, 2009
Dollars in millions

					Entites with <20% Significance
		Nassau	Walnut Hill		>10% of Care’s	<10% of Care’s
	Plano	Bay	(Dallas)	Allen	2009 Loss (A)	2009 Loss (B)	Combined

Rental Revenue	$2.4	$1.0	$1.1	$0.6	$2.9	$0.8	$8.8
Operating Expense Reimbursements	0.9	0.1	0.5	0.3	0.7	0.2	2.7
Other Income	0.1	—	0.5	—	0.2	0.2	1.0

Total Revenue	$3.4	$1.1	$2.1	$0.9	$3.8	$1.2	$12.5

Operating Expenses	$1.0	$0.6	$0.6	$0.4	$1.4	$0.2	$4.2
Depreciation and Amortization	1.5	0.7	1.0	0.4	1.5	0.5	5.6
Total Expenses	4.4	1.7	2.5	1.3	4.4	1.3	15.6

Net Loss	$(1.0)	$(0.6)	$(0.4)	$(0.4)	$(0.6)	$(0.1)	$(3.1)
Income Statement Detail for the 3 Months ended June 30, 2010
Dollars in millions

					Entites with <20% Significance
		Nassau	Walnut Hill		>10% of Care’s	<10% of Care’s
	Plano	Bay	(Dallas)	Allen	2009 Loss (A)	2009 Loss (B)	Combined

Rental Revenue	$1.2	$0.7	$0.5	$0.3	$1.4	$0.4	$4.5
Operating Expense Reimbursements	0.5	0.1	0.3	0.2	0.4	0.1	1.5
Other Income	0.0	0.1	0.3	—	—	0.1	0.5

Total Revenue	$1.7	$0.9	$1.0	$0.5	$1.7	$0.6	$6.5

Operating Expenses	$0.6	$0.3	$0.3	$0.2	$0.7	$0.1	$2.2
Depreciation and Amortization	0.7	0.3	0.5	0.2	0.8	0.2	2.7
Total Expenses	2.3	0.9	1.2	0.7	2.2	0.6	7.9

Net Loss	$(0.6)	$—	$(0.2)	$(0.2)	$(0.4)	$—	$(1.3)

Income Statement Detail for the 3 Months ended June 30, 2009
Dollars in millions

					Entites with <20% Significance
		Nassau	Walnut Hill		>10% of Care’s	<10% of Care’s
	Plano	Bay	(Dallas)	Allen	2009 Loss (A)	2009 Loss (B)	Combined

Rental Revenue	$1.2	$0.5	$0.5	$0.3	$1.5	$0.4	$4.4
Operating Expense Reimbursements	0.4	0.1	0.2	0.1	0.4	0.1	1.3
Other Income	—	—	0.3	—	0.1	0.1	0.5

Total Revenue	$1.6	$0.6	$1.0	$0.4	$2.0	$0.6	$6.2

Operating Expenses	$0.5	$0.3	$0.3	$0.2	$0.7	$0.1	$2.1
Depreciation and Amortization	0.8	0.3	0.5	0.2	0.7	0.3	2.8
Total Expenses	2.2	0.9	1.3	0.6	2.2	0.6	7.8

Net Loss	$(0.6)	$(0.3)	$(0.3)	$(0.2)	$(0.2)	$—	$(1.6)

(A)	Aggregated amounts for the following three entities whose 2009 significance is between 10% and 20% to Care: Howell, Gorbutt and Westgate.

(B)	Amounts for one entity, Southlake, whose 2009 significance is less than 10% to Care.
     Summarized financial information as of and for the three and six months ended June 30, 2010 and June 30, 2009, for the Company’s unconsolidated interest in SMC is as follows (amounts in millions):

			As of and	As of and
	For the	For the	for the	for the
	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June	June 30,	June 30,
	2010	30, 2009	2010	2009
Assets			$56.0	$58.1
Liabilities			53.8	54.2
Equity			2.2	3.9
Revenue	$1.3	$1.2	2.7	2.5
Expenses	1.4	1.4	2.8	2.8
Net loss	(0.1)	(0.2)	(0.2)	(0.3)
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
     On January 15, 2010, the Company entered into an Amended and Restated Management Agreement, dated as of January 15, 2010 (“Amendment 2”) which amended and restated the Management Agreement, dated June 27, 2007, as amended by Amendment No. 1 to the Management Agreement. Amendment 2 became effective upon approval by the Company’s stockholders of the plan of liquidation on January 28, 2010. Amendment 2 shall continue in effect, unless earlier terminated in accordance with the terms thereof, until December 31, 2011. Amendment 2 reduced the base management fee to a monthly amount equal to $125,000 beginning February 1, 2010 which could decrease subject to additional provisions.
     Pursuant to the terms of Amendment 2, the Company shall pay the Manager a buyout payment of $7.5 million, which replaces the $15.4 million Termination Fee and is payable in three installments of $2.5 million. The first two installments were each paid when due on January 28, 2010 and April 1, 2010. The third and final payment is payable on either June 30, 2011 or the effective date of the termination of the agreement if earlier. As of June 30, 2010, we have accrued $2.5 million for the final payment. Pursuant to the terms of the agreement with Tiptree, the Management Agreement will be terminated upon closing of the transaction with Tiptree. Pursuant to the terms of Amendment 2, the Manager is eligible for an incentive fee of $1.5 million under certain conditions where cash distributed or distributable to stockholders equals or exceeds $9.25 per share. See Note 12.
     We are also responsible for reimbursing the Manager for its pro rata portion of certain expenses detailed in the initial agreement and subsequent amendments, such as rent, utilities, office furniture, equipment, and overhead, among others, required for our operations. Transactions with our Manager during the six months ended June 30, 2010 and June 30, 2009 included:
•	Our expense recognition of $7.5 million for the six months ended June 30, 2010 for the buyout payment obligation, of which $2.5 million is recorded as a liability as of June 30, 2010.

•	Our expense recognition of $804,000 and $1,152,000 for the six months ended June 30, 2010 and June 30, 2009 for the base management fee.

•	On February 3, 2009, the Company closed on the sale of a loan to our Manager for proceeds of $22.5 million.

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
     Investment in loans held at LOCOM — the fair value of the portfolio is based primarily on appraisals from third parties. Investing in healthcare-related commercial mortgage debt is transacted through an over-the-counter market with minimal pricing transparency. Loans are infrequently traded and market quotes are not widely available and disseminated. The Company also gives consideration to its knowledge of the current marketplace and the credit worthiness of the borrowers in determining the fair value of the portfolio. At June 30, 2010, we valued our one loan using an internal valuation model and considering available market data.
     Obligation to issue operating partnership units — the fair value of our obligation to issue operating partnership units is based on an internally developed valuation model, as quoted market prices are not available nor are quoted prices for similar liabilities. Our model involves the use of management estimates as well as some Level 2 inputs. The variables in the model include the estimated release dates of the shares out of escrow, based on the expected performance of the underlying properties, a discount factor of approximately 14.4%, and the market price and expected quarterly dividend of Care’s common shares at each measurement date.
     The following table presents the Company’s financial instruments carried at fair value on the condensed consolidated balance sheets as of June 30, 2010 and December 31, 2009:

	Fair Value at June 30, 2010
(dollars in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment in loans held at LOCOM	$—	$—	$9.6	$9.6

Liabilities
Obligation to issue operating partnership units	$—	$—	$3.2	$3.2

	Fair Value at December 31, 2009
(dollars in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment in loans held at LOCOM	$—	$16.1	$9.2	$25.3

Liabilities
Obligation to issue operating partnership units	$—	$—	$2.9	$2.9

     The tables below present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs during the six months ended June 30, 2010. Level 3 instruments presented in the tables include a liability to issue operating partnership units, which are carried at fair value. The Level 3 instruments were valued using internally developed valuation models that, in management’s judgment, reflect the assumptions a marketplace participant would use at June 30, 2010:

	Level 3
	Instruments
	Fair Value Measurements
	Obligation to	Investment
	issue	in Loans Held
	Partnership	At Lower of Cost
(dollars in millions)	Units	or Market
Balance, December 31, 2009	$(2.9)	$25.3
Repayments of loans	—	(10.7)
Sales of loan to a third party	—	(5.9)
Total unrealized (loss)/gain included in income statement	(0.3)	0.9

Balance, June 30, 2010	$(3.2)	$9.6

Net change in unrealized loss/(gain) from obligations owed/investments held at June 30, 2010	$(0.3)	$0.9

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
     In addition to the amounts reflected in the financial statements at fair value as noted above, cash equivalents, accrued interest receivable, and accounts payable and accrued expenses reasonably approximate their fair values due to the short maturities of these items. Management believes that the remaining balance of mortgage notes payable of approximately $74.0 million and $7.5 million that were incurred from the acquisitions of the Bickford properties on June 26, 2008 and September 30, 2008, respectively, have a fair value of approximately $84.6 million as of June 30, 2010.
     The Company is exposed to certain risks relating to its ongoing business. The primary risk managed by using derivative instruments is interest rate risk. Interest rate caps are entered into to manage interest rate risk associated with the Company’s borrowings. The company has no interest rate caps as of June 30, 2010.
     We are required to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. The Company has not designated any of its derivatives as hedging instruments. The Company’s financial statements included the following fair value amounts and gains and losses on derivative instruments (dollars in thousands):

	June 30,		December 31,
	2010		2009
	Balance	Balance	Balance
Derivatives not designated as	Sheet	Fair	Sheet	Fair
hedging instruments	Location	Value	Location	Value
Operating Partnership Units	Obligation to issue operating partnership units	$(3,158)	Obligation to issue operating partnership units	$(2,890)

		Amount of (Gain)/Loss
		Recognized in Income on
		Derivative
	Location of (Gain)/Loss	Six Months Ended
Derivatives not designated as	Recognized in Income on	June 30,	June 30,
hedging instruments	Derivative	2010	2009
Operating Partnership Units	Unrealized loss/(gain) on derivative instruments	$268	$(1,527)
Interest Rate Caps	Unrealized loss/(gain) on derivative instruments	—	2

	Total	$268	$(1,525)

Note 10 — Stockholders’ Equity
     Our authorized capital stock consists of 100,000,000 shares of preferred stock, $0.001 par value and 250,000,000 shares of common stock, $0.001 par value. As of June 30, 2010, no shares of preferred stock were issued and outstanding and 21,290,158 shares and 20,230,152 shares of common stock were issued and outstanding, respectively.
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
     As of June 30, 2010, 243,882 shares remain available for future issuances under the Equity Plan. Under the purchase and sale agreement with Tiptree, Care is prohibited from making grants until the earlier of the termination of the purchase and sale agreement or the Closing Date (as defined in the purchase and sale agreement that was filed as Exhibit 10.1 to Care’s Form 8-K on March 16, 2010).
     Shares Issued to Directors for Board Fees:
     On January 4, 2010, April 8, 2010 and July 2, 2010, 8,030, 5,604 and 5,772 shares of common stock with an aggregate fair value of approximately $162,500 were granted to our independent directors as part of their annual retainer. Each independent director receives an annual base retainer of $100,000, payable quarterly in arrears, of which 50% is paid in cash and 50% in common stock of Care. Shares granted as part of the annual retainer vest immediately and are included in general and administrative expense.
Note 11 — (Loss)/Income per Share (in thousands, except share and per share data)

	Three Months	Three Months
	Ended	Ended
	June 30, 2010	June 30, 2009
(Loss) per share, basic and diluted Numerator	$(0.09)	$(0.03)
Net (loss)	$(1,902)	$(540)
Denominator
Weighted average common shares outstanding — basic and diluted	20,229,659	20,052,583

	Six Months	Six Months
	Ended	Ended
	June 30, 2010	June 30, 2009
(Loss)/income per share, basic and diluted Numerator	$(0.51)	$0.10
Net (loss)/income	$(10,332)	$1,962
Denominator
Weighted average common shares outstanding — basic and diluted	20,217,893	20,041,683
Note 12 — Commitments and Contingencies
     As of June 30, 2010 Care was obligated to provide approximately $1.2 million in tenant improvements in 2010 related to our purchase of the Cambridge properties.
     Under our Management Agreement, our Manager, subject to the oversight of the Company’s board of directors, is required to manage the day-to-day activities of Care, for which the Manager receives a base management fee. The Management Agreement was amended on January 15, 2010, effective on January 28, 2010 (see Note 8).
     Under the amended terms, the agreement expires on December 31, 2011. The base management fee is payable monthly in arrears in an amount equal to 1/12 of 0.875% of the Company’s stockholders’ GAAP equity for January 2010 and a monthly amount equal to $125,000 beginning February 1, 2010 which could decrease subject to additional provisions. In addition, under the amended terms, the Company shall pay the Manager a buyout payment of $7.5 million, payable in three installments of $2.5 million. The first two installments were each paid when due on January 28, 2010 and April 1, 2010. The third and final payment is payable on either June 30, 2011 or the effective date of the termination of the Management Agreement if earlier. As of June 30, 2010, we have accrued $2.5 million for the final payment. Pursuant to the terms of the agreement with Tiptree, the Management Agreement will be terminated upon closing of the transaction with Tiptree.
     In connection with the Company’s evaluation of strategic alternatives, the Company engaged the services of a financial advisor. In connection with the completion of certain events by the Company, including a liquidation or change in control transaction, the Company will be obligated to pay its financial advisor a transaction fee of $4.0 million. As of June 30, 2010, the Company has accrued $0.5 million of its contingent payment obligation to its financial advisor.
     On September 18, 2007, a class action complaint for violations of federal securities laws was filed in the United States District Court, Southern District of New York alleging that the Registration Statement relating to the initial public offering of shares of our common stock, filed on June 21, 2007, failed to disclose that certain of the assets in the contributed portfolio were materially impaired and overvalued and that we were experiencing increasing difficulty in securing our warehouse financing lines. On January 18, 2008, the court entered an order appointing colead plaintiffs and co-lead counsel. On February 19, 2008, the co-lead plaintiffs filed an amended complaint citing additional evidentiary support for the allegations in the complaint. We believe the complaint and allegations are without merit and intend to defend against the complaint and allegations vigorously. We filed a motion to dismiss the complaint on April 22, 2008. The plaintiffs filed an opposition to our motion to dismiss on July 9, 2008, to which we filed our reply on September 10, 2008. On March 4, 2009, the court denied our motion to dismiss. Care filed its answer on April 15, 2009. At a conference held on May 15, 2009, the Court ordered the parties to make a joint submission (the “Joint Statement”) setting forth: (i) the specific statements that Plaintiffs claim are false and misleading; (ii) the facts on which Plaintiffs rely as showing each alleged misstatement was false and misleading; and (iii) the facts on which Defendants rely as showing those statements were true. The parties filed the Joint Statement on June 3, 2009. On July 31, 2009, the parties entered into a stipulation that narrowed the scope of the proceeding to the single issue of the warehouse financing disclosure in the Registration Statement. Fact discovery closed on April 23, 2010.
     The Court ordered the parties to file an abbreviated joint pre-trial statement on June 9, 2010, and scheduled a pre-trial conference for June 11, 2010. At the conclusion of the pre-trial conference, the Court asked the parties to agree on a summary judgment briefing schedule, which the parties did. Defendants filed their motion for summary judgment on July 9, 2010. Plaintiffs are to file their opposition on August 20, 2010 and Defendants are to file their reply on September 17, 2010. The outcome of this matter cannot currently be predicted. To date, Care has incurred approximately $1.0 million to defend against this complaint and any incremental costs to defend will be paid by Care’s insurer. No provision for loss related to this matter has been accrued at June 30, 2010.
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
     On April 27, 2010, we filed an answer to the Saada Parties’ third-party complaint. We continue to believe that the arguments advanced by Cambridge Holdings lack merit. See “Risk Factors — Risks Related to the Tiptree Transaction.” On May 28, 2010, Cambridge Holdings filed a motion for leave to amend its previously-asserted counterclaims and third-party complaint to include a new claim for breach of contract against Care. This proposed new claim asserts that Cambridge Holdings and Care agreed, in October 2009, upon a sale of ERC Sub, L.P.’s 85% limited partnership interest in the Cambridge properties back to Cambridge Holdings for $20 million in cash plus certain other arrangements involving the cancellation of partnership units and existing escrow accounts. The proposed new claim further asserts that Care reneged on this purported agreement after having previously agreed to all of its material terms, thus “breaching” the agreement. Further, the proposed new claim seeks specific performance of the purported contract. Care denies that any agreement of the sort alleged by Cambridge Holdings was ever reached, and Care also believes that the proposed new claim suffers from several deficiencies. Care filed its opposition on June 18, 2010 and Cambridge Holdings replied on July 1, 2010. In the meantime, on June 21, 2010, ERC Sub sought leave to amend its counterclaims to assert a breach of contract action against Cambridge Holdings. Cambridge Holdings did not oppose ERC Sub’s motion. To date, the Court has not acted on either of these pending motions for leave to amend. The outcome of this matter cannot currently be predicted. To date, Care has incurred approximately $0.6 million to defend against this complaint. No provision for loss related to this matter has been accrued at June 30, 2010.
     Care is not presently involved in any other material litigation nor, to our knowledge, is any material litigation threatened against us or our investments, other than routine litigation arising in the ordinary course of business. Management believes the costs, if any, incurred by us related to litigation will not materially affect our financial position, operating results or liquidity.
Note 13 — Tiptree Transaction
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
     In connection with the sale transaction contemplated by the agreement, on July 15, 2010, the Company commenced a tender offer to purchase up to 100% of its currently issued and outstanding common stock at a price of $9.00 per share subject to a minimum subscription of 10,300,000 shares and certain other conditions. Upon the satisfaction of certain closing conditions, Tiptree is required to deliver $60,430,932 into escrow, which will be used, in part, by Care to fund the purchase of tendered shares. Also, in connection with the transaction, it is anticipated that the resulting company will be advised by an affiliate of Tiptree.
     A special meeting of the Company’s stockholders will be held on August 13, 2010, to seek shareholder approval to issue the shares to Tiptree and abandon the plan of liquidation that was approved by our stockholders on January 28, 2010 in favor of pursuing the transactions contemplated in the agreement with Tiptree. If our stockholders do not approve the abandonment of the plan of liquidation or if the contemplated transactions are not completed, we may pursue the plan of liquidation as approved by the stockholders on January 28 or we may consider other strategic alternatives to liquidation. In the event that a liquidation of the Company is pursued, material adjustments to these going concern financial statements may need to be recorded to present liquidation basis financial statements. Material adjustments which may be required for liquidation basis accounting primarily relate to reflecting assets and liabilities at their net realizable value and costs to be incurred to carry out the plan of liquidation.

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
     As of June 30, 2010, we maintained a diversified investment portfolio of $161.4 million which was comprised of $51.8 million in real estate owned through joint ventures (32%), $100.0 million in wholly-owned real estate (62%) and $9.6 million in investments in loans held at the lower of cost or market (6%). Our current investments in healthcare real estate include medical office buildings and assisted and independent living and Alzheimer facilities. Our loan portfolio is composed of first mortgages on skilled nursing facilities, assisted living facilities and senior apartments.
     As a REIT, we generally will not be subject to federal taxes on our REIT taxable income to the extent that we distribute our taxable income to stockholders and maintain our status as a qualified REIT.
     On March 16, 2010, we announced the entry into a definitive purchase and sale agreement with Tiptree Financial Partners, L.P. under which we have agreed to sell newly issued common stock to Tiptree at $9.00 per share which is expected to result in a change in control of our company (the “Transaction”). Additionally, pursuant to the purchase and sale agreement and in conjunction with the sale of newly issued common stock to Tiptree, we have launched a cash tender offer to all of our stockholders to purchase up to all of our common stock at $9.00 per share. The discussion of the terms of the purchase and sale agreement above is qualified in its entirety by the terms of the agreement itself, which has been filed as Exhibit 10.1 to the Company’s Form 8-K filed on March 16, 2010.
     There can be no assurance that the Tiptree transaction or the associated tender offer will be consummated in a timely fashion, under the same terms or at all.
Critical Accounting Policies
     A summary of our critical accounting policies is included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2009 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no significant changes to those policies during the three month period ended June 30, 2010.

Results of Operations
Results for the three months ended June 30, 2010
Revenue
     During the three month period ended June 30, 2010, we recognized $3.2 million of rental revenue on the twelve properties acquired in the Bickford transaction in June 2008 and the acquisition of two additional properties from Bickford in September 2008, as compared with $3.2 million during the comparable three month period ended June 30, 2009.
     We earned investment income on our portfolio of mortgage investments of $0.4 million for the three month period ended June 30, 2010 as compared with $1.8 million for the comparable three month period ended June 30, 2009, a decrease of approximately $1.4 million. Our investment in one mortgage loan as of June 30, 2010 is floating based upon LIBOR. The decrease in income related to this portfolio is primarily attributable to a lower average outstanding principal loan balance during the three month period ended June 30, 2010 as compared with the comparable period during 2009, which was the result of loan prepayments and loan sales that occurred during the second half of 2009 and the first quarter of 2010 in connection with the company’s decision to shift our operating strategy to place greater emphasis on acquiring high quality healthcare-related real estate investments and away from mortgage investments. The decrease in income related to our mortgage portfolio is also the result of the decrease in average LIBOR during the quarter ended June 30, 2010 as compared with the quarter ended June 30, 2009. The average one month LIBOR during the three month period ended June 30, 2010 was 0.31% as compared with 0.37% for the three-month period ended June 30, 2009. Our mortgage loan investment is variable rate, and at June 30, 2010, had an effective yield of 4.65% and matures on February 1, 2011. The effective yield on the portfolio at June 30, 2009 was 5.95%.
Expenses
     For the three months ended June 30, 2010, we recorded management fee expense payable to our Manager under our Management Agreement of $0.4 million as compared with $0.5 million for the three month period ended June 30, 2009, a decrease of approximately $0.1 million. The decrease in management fee expense is primarily attributable to the reduction in the monthly base management fee in connection with the Amended and Restated Management Agreement with our Manager. The Amended and Restated Management Agreement also reduced the fee payable to our Manager upon termination of the Management Agreement from $15.4 million to a buyout payment of $7.5 million, payable in three equal amounts of $2.5 million. We recorded buyout payment expense of $7.5 million for the six month period ended June 30, 2010 in connection with the obligation which includes the $5.0 million paid in the first half of 2010 and the final $2.5 million payment to be made on the earlier of June 30, 2011 or upon termination of the agreement.
     Marketing, general and administrative expenses were $2.4 million for the quarter ended June 30, 2010 and consist of fees for professional services, insurance, general overhead costs for the Company and real estate taxes on our facilities, as compared with $3.0 million for the three-month period ended June 30, 2009, a decrease of approximately $0.6 million. The decrease is primarily the result of a reduction in strategic legal services. We recognized expense of approximately $50,000 for the three month period ended June 30, 2010 related to stock-based compensation as compared with an expense of $0.2 million for the three month period ended June 30, 2009, an increase of approximately $150,000, which includes expenses of approximately $50,000 and $75,000 related to shares of our common stock earned by our independent directors as part of their compensation for the three month periods ended June 30, 2010 and 2009, respectively. The decrease in stock-based compensation to our directors was the result of fewer directors serving on our Board of Directors. Each independent director is paid a base retainer of $100,000 annually, which is payable 50% in cash and 50% in stock. Payments are made quarterly in arrears. Shares of our common stock issued to our independent directors as part of their annual compensation vest immediately and are expensed by us accordingly.
     The management fees, expense reimbursements, and the relationship between our Manager and us are discussed further in Note 8.

Loss from investments in partially-owned entities
     For the three month period ended June 30, 2010, net loss from partially-owned entities amounted to $0.9 million as compared with a loss of $1.3 million for the three month period ended June 30, 2009, a decrease of approximately $0.4 million. The change is the result of an improvement in the performance of the Cambridge properties, including returns on investments in Cambridge tenant renovations and build out. Our equity in the non-cash operating loss of the Cambridge properties for the quarter ended June 30, 2010 was $1.2 million, which included $2.3 million attributable to our share of the depreciation and amortization expenses associated with the Cambridge properties, which was partially offset by our share of equity income in the SMC properties of $0.3 million.
Unrealized gain on derivatives
     We recognized a $0.3 million unrealized gain on the fair value of our obligation to issue partnership units related to the Cambridge transaction for the three month period ended June 30, 2010 as compared with an unrealized gain of $0.3 million for the three month period ended June 30, 2009.
Interest Expense
     We incurred interest expense of $1.5 million for the three month period ended June 30, 2010 as compared with interest expense of $1.5 million for the three month period ended June 30, 2009. Interest expense for the quarter was related to the interest payable on the mortgage debt which was incurred for the acquisition of 14 facilities from Bickford.
Results for the six months ended June 30, 2010
Revenue
     During the six months ended June 30, 2010, we recognized $6.4 million of rental revenue on the twelve properties acquired in the Bickford transaction on June 26, 2008 and the acquisition of two additional properties from Bickford on September 30, 2008, as compared with $6.3 million during the comparable period ended June 30, 2009, an increase of approximately $0.1 million.
     We earned investment income on our portfolio of mortgage investments of approximately $1.1 million for the six month period ended June 30, 2010 as compared to $4.7 million for the comparable period in 2009. Our mortgage portfolio is floating rate based upon LIBOR. The decrease in income related to this portfolio is primarily attributable to a lower average outstanding principal loan balance during the six month period ended June 30, 2010 as compared with the comparable period during 2009, which was the result of loan prepayments and loan sales that occurred during the second half of 2009 and the first quarter of 2010 in connection with the company’s decision to shift our operating strategy to place greater emphasis on acquiring high quality healthcare-related real estate investments and away from mortgage investments. The decrease in income related to our mortgage portfolio is also the result of the decrease in average LIBOR during the six months ended June 30, 2010 versus the comparable period ended June 30, 2009. The average one month LIBOR during the six month period ended June 30, 2010 was 0.27% as compared with 0.42% for the six month period ended June 30, 2009.
Expenses
     For the six months ended June 30, 2010, we recorded management fee expense payable to our Manager under our management agreement of approximately $0.8 million consisting of the base management fee payable to our Manager under our management agreement as compared to $1.2 million for the six month period ended June 30, 2009. The decrease in management fee expense is primarily attributable to the reduction in the monthly base management fee in connection with the January 2010 amendment to the Management Agreement with our manager, which also reduced the fee payable to our Manager upon termination of the Management Agreement from $15.4 million to a buyout payment of $7.5 million, payable in three equal amounts of $2.5 million as specified in the Amended and Restated Management Agreement. We recorded a buyout payment expense of $7.5 million for the three month period ended March 31, 2010 in connection with the obligation which includes $2.5 million paid in the 2010 first quarter, $2.5 million which was paid in the 2010 second quarter, and the final $2.5 million payment to be made on the earlier of June 30, 2011 or upon termination of the agreement.
     Marketing, general and administrative expenses were approximately $4.2 million for the six months ended June 30, 2010 and consist of fees for professional services, insurance, general overhead costs for the Company and real estate taxes on our facilities as compared with $5.3 million for the comparative six month period ended June 30, 2009, a decrease of $1.1 million. The decrease is primarily the result of a reduction in strategic legal and advisory services. We recognized $0.1 million in expense for the six month period ended June 30, 2010 related to stock-based compensation as compared with an expense of $0.1 million for the six month period ended June 30, 2009, which includes expenses of $0.2 million and $0.3 million related to shares of our common stock earned by our independent directors as part of their compensation for the six month periods ended June 30, 2010 and 2009, respectively. The decrease in stock-based compensation to our directors was the result of fewer directors serving on our Board of Directors. Each independent director is paid a base retainer of $100,000 annually, which is payable 50% in cash and 50% in stock. Payments are made quarterly in arrears. Shares of our common stock issued to our independent directors as part of their annual compensation vest immediately and are expensed by us accordingly.
     The management fees, expense reimbursements, and the relationship between our Manager and us are discussed further in Note 8.
Loss from investments in partially-owned entities
     For the six months ended June 30, 2010, net loss from partially-owned entities amounted to $1.5 million as compared to a net loss of $2.2 million for the six months ended June 30, 2009. Our equity in the non-cash operating loss of the Cambridge properties for the six month period ended June 30, 2010 was $2.1 million, which included $4.6 million attributable to our share of the depreciation and amortization expenses associated with the Cambridge properties, partially offset by our share of equity income in SMC of $0.6 million.
Unrealized gains on derivatives
     We recognized a $0.3 million unrealized loss on the fair value of our obligation to issue partnership units related to the Cambridge transaction during the six month period ended June 30, 2010 as compared to an unrealized gain of $1.5 million for the comparable period ended June 30, 2009.
Interest Expense
     We incurred interest expense of $2.9 million for the six month period ended June 30, 2010 as compared with interest expense of $3.6 million for the six month period ended June 30, 2009, a decrease of approximately $0.7 million. Interest expense for the six months ended June 30, 2010 was related to the interest payable on the mortgage debt which was incurred for the acquisition of 14 facilities from Bickford. The decrease in interest expense is attributable to a $0.6 million write off of deferred financing charges during the three month period ended March 31, 2009 and $0.1 million related to the borrowings under our terminated warehouse line of credit during the three month period ended March 31, 2009.
Cash Flows
     Cash and cash equivalents were $134.9 million at June 30, 2010 as compared with $53.8 million at June 30, 2009, an increase of approximately $81.1 million. Cash during the first six months of 2010 was generated from $15.9 million in proceeds from our investing activities, offset by $2.6 million used for operating activities and $0.9 million used for financing activities during the period.
     Net cash used in operating activities for the six months ended June 30, 2010 amounted to $2.6 million as compared with $6.2 million provided by operating activities for the six months ended June 30, 2009, a decrease of approximately $8.8 million. Net loss before adjustments was $10.3 million. Equity in the operating results of, and distributions from, investments in partially-owned entities added $4.9 million. Non-cash charges for straight-line effects of lease revenue, gains on sales of loans, adjustment to our valuation allowance on loans at LOCOM, amortization of deferred loan fees, amortization and write-off of deferred financing costs, stock based compensation, unrealized loss on derivative instruments, and depreciation and amortization provided $0.1 million. The net change in operating assets and liabilities provided $2.6 million and consisted of a decrease in accrued interest receivable and other assets of $1.0 million, offset by an increase in accounts payable and accrued expenses of $0.3 million and a $1.4 million increase in other liabilities including amounts due to a related party.
     Net cash provided by investing activities for the six months ended June 30, 2010 was $15.9 million as compared with $60.4 million for the six months ended June 30, 2009, a decrease of approximately $44.5 million. The decrease is primarily attributable to the sale of a loan to a third party for $5.9 million and loan repayments received of $10.7 million during the first six months of 2010, as compared with the sale of a loan to our Manager for $22.5 million and loan repayments received of $38.9 million during the comparable period in 2009.

     Net cash used in financing activities for the six months ended June 30, 2010 was $0.9 million as compared with net cash used in financing activities of $44.7 million for the six months ended June 30, 2009, a decrease of $43.8 million. The decrease is primarily attributable to the repayment of $37.8 million and subsequent termination of our warehouse line of credit and payment of dividends totaling $6.9 million during the six month period ended June 30, 2009.
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
     As of June 30, 2010, the Company had $134.9 million in cash and cash equivalents.
     Historically, we relied on borrowings under a warehouse line of credit along with a Mortgage Purchase Agreement (“MPA”) with our Manager to fund our investments. In October 2007, we obtained a warehouse line of credit from Column Financial, an affiliate of Credit Suisse, under which we borrowed funds collateralized by the mortgage loans in our portfolio. In March 2009, we repaid these borrowings in full with cash on hand. In September 2008, we entered into an MPA with our Manager in order to secure a potential additional source of liquidity. Pursuant to the MPA, we had the right, subject to the conditions of the MPA, to cause the Manager to purchase our mortgage loans at their then-current fair market value, as determined by a third party appraiser. In January 2010, upon the effective date of the amended and restated management agreement with our Manager, the MPA was terminated and all outstanding notices of our intent to sell additional loans to our Manager were rescinded.
     To maintain our status as a REIT under the Code, we must distribute annually at least 90% of our REIT taxable income. These distribution requirements limit our ability to retain earnings and thereby replenish or increase capital for operations.
Capitalization
     As of June 30, 2010, we had 20,230,152 shares of common stock outstanding, plus 1,060,006 shares held in treasury.
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

     Our operating results will depend in large part on differences between the income from assets in our real estate and mortgage loan portfolio and our borrowing costs. At present, our portfolio of variable rate mortgage loans is funded by our equity as restrictive conditions in the securitized debt markets have not enabled us to leverage the portfolio as we originally intended. Accordingly, the income we earn on these loans is subject to variability in interest rates. At current investment levels, changes in one month LIBOR at the magnitudes listed would have the following estimated effect on our annual income from investments in loans (one month LIBOR was 0.35% at June 30, 2010):

Increase / (decrease) in
income
from investments in loans
Increase / (decrease) in one-month LIBOR	(dollars in thousands)
(20) basis points	$(27)
(10) basis points	(14)
Base interest rate	0
+100 basis points	135
+200 basis points	270
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
     FFO and AFFO for the three and six months ended June 30, 2010 were as follows (in thousands, except share and per share data):

	For the three months ended
	June 30, 2010
	FFO	AFFO
Net (Loss)	$(1,902)	$(1,902)
Add:
Depreciation and amortization from partially-owned entities	2,280	2,280
Depreciation and amortization on owned properties	841	841
Adjustment to valuation allowance for loans carried at LOCOM	—	(84)
Stock-based compensation	—	49
Straight-line effect of lease revenue	—	(569)
Excess cash distributions from the Company’s equity method investments	—	179
Gain on loans sold	—	—
Obligation to issue OP Units	—	(310)

Funds From Operations and Adjusted Funds From Operations	$1,219	$484
FFO and Adjusted FFO per share basic and diluted	$0.06	$0.02
Weighted average shares outstanding — basic and diluted	20,229,659	20,229,659

	For the six months ended
	June 30, 2010
	FFO	AFFO
Net (Loss)	$(10,332)	$(10,332)
Add:
Depreciation and amortization from partially-owned entities	4,576	4,576
Depreciation and amortization on owned properties	1,683	1,683
Adjustment to valuation allowance for loans carried at LOCOM	—	(829)
Stock-based compensation	—	113
Straight-line effect of lease revenue	—	(1,139)
Excess cash distributions from the Company’s equity method investments	—	360
Gain on loans sold	—	(4)
Obligation to issue OP Units	—	268

Funds From Operations and Adjusted Funds From Operations	$(4,073)	$(5,304)
FFO and Adjusted FFO per share basic and diluted	$(0.20)	$(0.26)
Weighted average shares outstanding — basic and diluted	20,217,983	20,217,983
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
Changes in Internal Control over Financial Reporting
     There has been no change in our internal control over financial reporting during the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
ITEM 1. Legal Proceedings
     On September 18, 2007, a class action complaint for violations of federal securities laws was filed in the United States District Court, Southern District of New York alleging that the Registration Statement relating to the initial public offering of shares of our common stock, filed on June 21, 2007, failed to disclose that certain of the assets in the contributed portfolio were materially impaired and overvalued and that we were experiencing increasing difficulty in securing our warehouse financing lines. On January 18, 2008, the court entered an order appointing colead plaintiffs and co-lead counsel. On February 19, 2008, the co-lead plaintiffs filed an amended complaint citing additional evidentiary support for the allegations in the complaint. We believe the complaint and allegations are without merit and intend to defend against the complaint and allegations vigorously. We filed a motion to dismiss the complaint on April 22, 2008. The plaintiffs filed an opposition to our motion to dismiss on July 9, 2008, to which we filed our reply on September 10, 2008. On March 4, 2009, the court denied our motion to dismiss. Care filed its answer on April 15, 2009. At a conference held on May 15, 2009, the Court ordered the parties to make a joint submission (the “Joint Statement”) setting forth: (i) the specific statements that Plaintiffs claim are false and misleading; (ii) the facts on which Plaintiffs rely as showing each alleged misstatement was false and misleading; and (iii) the facts on which Defendants rely as showing those statements were true. The parties filed the Joint Statement on June 3, 2009. On July 31, 2009, the parties entered into a stipulation that narrowed the scope of the proceeding to the single issue of the warehouse financing disclosure in the Registration Statement. Fact discovery closed on April 23, 2010.
     The Court ordered the parties to file an abbreviated joint pre-trial statement on June 9, 2010, and scheduled a pre-trial conference for June 11, 2010. At the conclusion of the pre-trial conference, the Court asked the parties to agree on a summary judgment briefing schedule, which the parties did. Defendants filed their motion for summary judgment on July 9, 2010. Plaintiffs are to file their opposition on August 20, 2010 and Defendants are to file their reply on September 17, 2010. The outcome of this matter cannot currently be predicted.
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
     On April 27, 2010, we filed an answer to the Saada Parties’ third-party complaint. We continue to believe that the arguments advanced by Cambridge Holdings lack merit. See “Risk Factors — Risks Related to the Tiptree Transaction.” On May 28, 2010, Cambridge Holdings filed a motion for leave to amend its previously-asserted counterclaims and third-party complaint to include a new claim for breach of contract against Care. This proposed new claim asserts that Cambridge Holdings and Care agreed, in October 2009, upon a sale of ERC Sub, L.P.’s 85% limited partnership interest in the Cambridge properties back to Cambridge Holdings for $20 million in cash plus certain other arrangements involving the cancellation of partnership units and existing escrow accounts. The proposed new claim further asserts that Care reneged on this purported agreement after having previously agreed to all of its material terms, thus “breaching” the agreement. Further, the proposed new claim seeks specific performance of the purported contract. Care denies that any agreement of the sort alleged by Cambridge Holdings was ever reached, and Care also believes that the proposed new claim suffers from several deficiencies. Care filed its opposition on June 18, 2010 and Cambridge Holdings replied on July 1, 2010. In the meantime, on June 21, 2010, ERC Sub sought leave to amend its counterclaims to assert a breach of contract action against Cambridge Holdings. Cambridge Holdings did not oppose ERC Sub’s motion. To date, the Court has not acted on either of these pending motions for leave to amend. The outcome of this matter cannot currently be predicted.
     Care is not presently involved in any other material litigation nor, to our knowledge, is any material litigation threatened against us or our investments, other than routine litigation arising in the ordinary course of business. Management believes the costs, if any, incurred by us related to litigation will not materially affect our financial position, operating results or liquidity.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     As part of our pending transaction with Tiptree, we have agreed that, until the earlier of the closing date or the termination of the purchase and sale agreement, and subject to certain exceptions, we will not, and will not permit any of our subsidiaries to declare or pay any dividend or other distribution in respect of our capital stock other than dividends or other distributions by our subsidiary to us or another wholly owned subsidiary and quarterly cash dividends of up to $0.17 per share of our common stock, with record and payment dates consistent with past practice.
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
Care Investment Trust Inc.

August 5, 2010	By:	/s/ Paul F. Hughes
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