Form 10-Q
period 2010-09-30
Care Investment Trust Inc.
filed 2010-11-09
CIK 1393726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly period ended September 30, 2010

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number: 001-33549
Care Investment Trust Inc.
(Exact name of Registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	38-3754322 (IRS Employer Identification Number)
11 West 42nd Street, 12th Floor New York, New York 10017
(Address of Registrant’s principal executive offices)
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
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.
     As of November 9, 2010, there were 10,064,982 shares, par value $0.001, of the registrant’s common stock outstanding.

Part I — Financial Information:
ITEM 1. Financial Statements	3
Condensed Consolidated Balance Sheets as of September 30, 2010 (Successor, Unaudited) and December 31, 2009 (Predecessor, Unaudited)	3
Condensed Consolidated Statements of Operations for the periods from August 13, 2010 to September 30, 2010 (Successor, Unaudited) , from July 1, 2010 to August 12, 2010 (Predecessor, Unaudited), from January 1, 2010 to August 12, 2010 (Predecessor, Unaudited) and for the Three and Nine Months Ended September 30, 2009 (Predecessor, Unaudited)	4
Condensed Consolidated Statement of Stockholders’ Equity for the period from August 13, 2010 to September 30, 2010 (Successor, Unaudited) and for the period from January 1, 2010 to August 12, 2010 (Predecessor, Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the period from August 13, 2010 to September 30, 2010 (Successor, Unaudited) and for the period from January 1, 2010 to August 12, 2010 (Predecessor, Unaudited) and for the Nine Months Ended September 30, 2009 (Unaudited)	6
Notes to Condensed Consolidated Financial Statements (Unaudited)	7
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	24
ITEM 4. Controls and Procedures	28
Part II — Other Information:
ITEM 1. Legal Proceedings	30
ITEM 5. Other Information	31
ITEM 6. Exhibits	32
Signatures	33
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Part I — Financial Information
ITEM 1. Financial Statements
Care Investment Trust Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(dollars in thousands — except share and per share data)

	September 30,	December 31,
	2010	2009
	(Successor)	(Predecessor)
Assets:
Real Estate:
Land	$5,020	$5,020
Buildings and improvements	102,016	101,000
Less: accumulated depreciation and amortization	(517)	(4,481)

Total real estate, net	106,519	101,539
Cash and cash equivalents	7,602	122,512
Investments in loans	9,357	25,325
Investments in partially-owned entities	41,652	56,078
Accrued interest receivable	88	177
Deferred financing costs, net of accumulated amortization of $0 and $1,122, respectively	—	713
Identified intangible assets — leases in place, net of accumulated amortization of $86 (successor) and $489, respectively	6,607	4,471
Other assets	967	4,617

Total assets	$172,792	$315,432

Liabilities and Stockholders’ Equity
Liabilities:
Mortgage notes payable	$81,991	$81,873
Accounts payable and accrued expenses	2,605	2,245
Accrued expenses payable to related party	2,563	544
Obligation to issue operating partnership units	2,440	2,890
Other liabilities	525	1,087

Total liabilities	90,124	88,639
Commitments and Contingencies (Note 12)
Stockholders’ Equity:
Common stock: $0.001 par value, 250,000,000 shares authorized, 30,863,442 and 21,159,647 shares issued, respectively and 10,063,386 and 20,158,894 shares outstanding, respectively	10	21
Treasury stock (20,800,056 and 1,000,753 shares, respectively)	—	(8,334)
Additional paid-in capital	83,042	301,926
Retained earnings/(accumulated deficit)	(384)	(66,820)

Total Stockholders’ Equity	82,668	226,793

Total Liabilities and Stockholders’ Equity	$172,792	$315,432

See Notes to Condensed Consolidated Financial Statements.

Care Investment Trust Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(dollars in thousands — except share and per share data)

	Successor	Predecessor
	For the Period	For the Period	Three	For the Period	Nine
	from	from	Months Ended	from	Months Ended
	August 13, 2010 to	July 1, 2010 to	September 30,	January 1, 2010 to	September 30,
	September 30, 2010	August 12, 2010	2009	August 12, 2010	2009
Revenue
Rental revenue	$1,804	$1,479	$3,177	$7,880	$9,518
Income from investments in loans	216	201	1,816	1,348	6,470
Other income	—	—	—	—	166

Total revenue	2,020	1,680	4,993	9,228	$16,154

Expenses
Management fee and buyout payment to related party	102	173	570	8,477	1,722
Marketing, general and administrative (including stock-based compensation of $8, $50, $388, $163 and $733, respectively)	985	6,836	3,055	11,021	8,359
Depreciation and amortization	604	389	841	2,072	2,534
Realized gain on sales and repayment of loan	—	—	(1,158)	(4)	(1,180)
Adjustment to valuation allowance on investments in loans	—	(28)	(1,706)	(858)	(4,873)

Operating expenses	1,691	7,370	1,602	20,708	6,562

Loss from investments in partially-owned entities	474	482	1,160	1,941	3,369
Net unrealized (gain)/loss on derivative instruments	(492)	(227)	1,210	41	(314)
Interest Income	(5)	(20)	(21)	(99)	(36)
Interest expense, including amortization and write-off of deferred financing costs	736	684	1,472	3,578	5,041

Net (loss)/income	$(384)	$(6,609)	$(430)	$(16,941)	$1,532

Net (loss)/income per share of common stock
Net (loss)/income, basic and diluted	$(0.04)	$(0.33)	$(0.02)	$(0.84)	$0.08

Basic and diluted weighted average common shares outstanding	10,063,386	20,235,636	20,075,018	20,221,329	20,052,917

Dividends declared per common share	$—	$—	$0.17	$—	$0.68

See Notes to Condensed Consolidated Financial Statements.

Care Investment Trust Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)
(dollars in thousands, except share data)

					Retained
					Earnings/
	Common Stock		Treasury	Additional	(Accumulated
	Shares	$	Stock	Paid-in Capital	Deficit)	Total
Balance at December 31, 2009, Predecessor	20,158,894	$21	$(8,334)	$301,926	$(66,820)	$226,793
Net loss	—	—	—	—	(16,941)	(16,941)
Stock-based compensation fair value (1)	150,649	—	—	—	—	—
Stock-based compensation to directors for services rendered	13,634	*	*	163	—	163
Treasury purchases(2)	(59,253)		(490)			(490)
Dividends accrued on performance shares (3)	—	—	—	—	(3)	(3)

Balance at August 12, 2010, Predecessor	20,263,924	$21	$(8,824)	$302,089	$(83,764)	$209,522
Adjustment to additional paid-in capital to reflect fair value	—	—	—	22,669	—	22,669
Shares issued to Tiptree Financial Partners L.P.	6,185,050	6	—	55,659	—	55,665
Elimination of predecessor additional paid-in capital (net of shares not tendered), accumulated deficit and treasury shares (4)	(19,740,050)	(20)	8,824	(297,375)	83,764	(204,807)

Opening balance at August 13, 2010, Successor	6,708,924	7	—	83,042	—	83,049
Net loss	—	—	—	—	(384)	(384)
Stock split, three shares for two (5)	3,354,462	3	—	—	—	3

Balance at September 30, 2010, Successor	10,063,386	$10	$—	$83,042	$(384)	$82,668

*	Less than $500

(1)	Shares vested January 28, 2010 for which compensation was recognized in prior years (see Note 10).

(2)	Shares purchased from employees of CIT Healthcare LLC and its affiliates pursuant to the tax withholding “net settlement” feature of Company equity incentive awards (see Note 10).

(3)	Amounts accrued based on performance share award targets.

(4)	Reflects adjustments related to recapitalization of the Company from series of transactions for cash tender of shares and simultaneous sale of shares to Tiptree Financial Partners L.P.

(5)	The Company completed a three-for-two stock split in September 2010 in the form of a stock dividend.
See Notes to Condensed Consolidated Financial Statements.

Care Investment Trust Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Successor	Predecessor
	For the Period	For the Period	For the Nine
	from August 13,	from January 1	Months
	2010 to	2010 to	Ended
	September 30,	August 12,	September 30,
	2010	2010	2009
Cash Flow From Operating Activities
Net (loss)/income	$(384)	$(16,941)	$1,532
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Increase in deferred rent receivable	(359)	(1,375)	(1,845)
Realized gain on sales and repayment of loans	—	(4)	(1,180)
Loss from investments in partially-owned entities	474	1,941	3,369
Distribution of income from partially-owned entities	1,410	3,608	4,658
Amortization of loan premium paid on investments in loans	—	—	872
Amortization and write-off of deferred financing cost	—	80	657
Amortization of deferred loan fees	—	(15)	(125)
Stock-based non-employee compensation	—	163	733
Depreciation and amortization on real estate, including intangible assets	604	2,072	2,573
Unrealized (gain)/loss on derivative instruments	(492)	41	(314)
Adjustment to valuation allowance on investments in loans	—	(858)	(4,873)
Changes in operating assets and liabilities:
Accrued interest receivable	39	50	709
Other assets	(313)	643	344
Accounts payable and accrued expenses	(4,908)	5,268	989
Other liabilities including payable to related party	(622)	2,080	(3,474)

Net cash (used in)/provided by operating activities	(4,551)	(3,247)	4,625
Cash Flow From Investing Activities
Sale of loans to CIT Healthcare LLC	—	—	42,249
Sale of loans to third party	—	5,880	24,845
Loan repayments	158	10,806	40,563
Investments in partially-owned entities	(185)	(706)	(1,119)

Net cash (used in)/provided by investing activities	(27)	15,980	106,538
Cash Flow From Financing Activities
Sale of shares to Tiptree Financial Partners L.P.	—	55,665	—
Share tender offer	—	(177,660)	—
Principal payments under warehouse line of credit	—	—	(37,781)
Principal payments under mortgage notes payable	(59)	(518)	(148)
Treasury stock purchases	—	(490)	—
Dividends paid	—	(3)	(10,333)

Net cash used in financing activities	(59)	(123,006)	(48,262)

Net (decrease)/increase in cash and cash equivalents	(4,637)	(110,273)	62,901
Cash and cash equivalents, beginning of period	12,239	122,512	31,800

Cash and cash equivalents, end of period	$7,602	$12,239	$94,701

Supplemental Disclosure of Cash Flow Information:
     Cash interest paid for the period from August 13, 2010 to September 30, 2010, for the period from January 1, 2010 to August 12, 2010 and for the nine months ended September 30, 2010 and 2009 is approximately $0.5 million, $3.8 million and $4.3 million, respectively.
See Notes to Condensed Consolidated Financial Statements.

Care Investment Trust Inc. and Subsidiaries — Notes to
Condensed Consolidated Financial Statements (Unaudited)
September 30, 2010
Note 1 — Organization
     Care Investment Trust Inc. (together with its subsidiaries, the “Company” or “Care” unless otherwise indicated or except where the context otherwise requires, “we”, “us” or “our”) is a real estate investment trust (“REIT”) with a geographically diverse portfolio of senior housing and healthcare-related assets in the United States. Since its inception, Care has been externally managed and advised by CIT Healthcare LLC (“CIT Healthcare”). See Note 2. As of September 30, 2010, Care’s portfolio of assets consisted of real estate and mortgage related assets for senior housing facilities, skilled nursing facilities, medical office properties and first mortgage liens on healthcare related assets. Our owned senior housing facilities are leased, under “triple-net” leases, which require the tenants to pay all property-related expenses.
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
     On August 13, 2010, Care completed the sale of control of the Company to Tiptree Financial Partners, L.P. (“Tiptree”) through a combination of a $55.7 million equity investment by Tiptree in newly issued common stock of the Company at $9.00 per share, and a cash tender (the “Tender Offer”) by the Company for all of the Company’s previously issued and outstanding shares of common stock (the “Tiptree Transaction”). 97.4% of previously existing shareholders tendered their shares in connection with the Tiptree Transaction, and the Company simultaneously issued to Tiptree 6,185,050 newly issued shares of the Company’s common stock, representing ownership of approximately 92.2% of the Company. Pursuant to the Tiptree Transaction, CIT Healthcare will cease to manage the Company as of November 16, 2010. Thereafter, Care shall be managed through a combination of internal management and a services agreement with TREIT Management LLC (“TREIT”) an affiliate of Tiptree.
     The Tiptree Transaction was accounted for as a purchase in accordance with ASC 805 (“Business Combinations,”) (“ASC 805”) and the purchase price was pushed down to the Company’s financial statements in accordance with SEC Staff Accounting Bulletin Topic 5J (“New Basis of Accounting Required in Certain Circumstances”.) When using the push down basis of accounting, the acquired company’s separate financial statements reflects the new accounting basis recorded by the acquiring company. Accordingly, Tiptree's purchase accounting adjustments have been reflected in the Company’s condensed consolidated financial statements for the period commencing on August 13, 2010. The new basis of accounting reflects the estimated fair value of the Company’s assets and liabilities as of the date of the Tiptree Transaction.
     As a result of the Tiptree Transaction, the periods prior to August 13, 2010, for which the Company’s results of operations, financial position and cash flows are presented, are reported as the “Predecessor” periods. The period from August 13, 2010 through September 30, 2010, for which the Company’s results of operations, financial position, and cash flows are presented, is reported as the “Successor” period.
     The following table shows fair value of assets and liabilities on the date of the Tiptree transaction resulting in an adjustment to paid-in capital of $22.7 million:

Dollars in thousands	Fair Value as of
Item	August 13, 2010
Assets:
Real Estate, Net	$107,022
Cash	12,239
Investments in loans	9,553
Investments in partially-owned entities	43,350
Accrued interest receivable	127
Identified intangible assets — leases in place	6,693
Other assets	294

Total assets	$179,278

Liabilities:
Mortgage notes payable	82,074
Accounts payable and accrued expenses	7,512
Accrued expenses payable to related party	3,186
Obligation to issue operating partnership units	2,932
Other liabilities	525

Total liabilities	$96,229

Fair value of net assets acquired	$83,049

Cash paid by Tiptree for 6,185,050 shares at $9.00 per share	55,665
Shares not tendered, 523,874 shares at $9.00 per share	4,715
Adjustment to additional paid-in capital to reflect fair value	22,669

Total equity	$83,049

     For purposes of determining estimated fair value of the assets and liabilities of the Company as of August 13, 2010, historical values were used for cash and cash equivalents as well as short term receivables and payables. For real estate, investments in loans, investments in partially-owned entities, leases in place and mortgage notes payable, the value for each such item was independently determined using a combination of internal models based on historical operating performance in order to determine projections for future performance and applying available current market data, including but not limited to, published industry discount and capitalization rates for similar or comparable items, historical appraisals and applicable interest rates on newly originated mortgage financing as adjusted to take into consideration other relevant variables,
     The accompanying condensed consolidated financial statements are unaudited. In our opinion, all adjustments (which include fair value adjustments related to the acquisition and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been made. The condensed consolidated balance sheet as of December 31, 2009 has been derived from the audited consolidated balance sheet as of that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2009, as filed with the Securities and Exchange Commission (“SEC”). The predecessor results of operations for the period from January 1, 2010 to August 12, 2010 and the successor results of operations for the period from August 13, 2010 to September 30, 2010 are not necessarily indicative of the operating results for the full year.
     The Company has no items of other comprehensive income, and accordingly, net income or loss is equal to comprehensive income or loss for all periods presented.
Note 3 — Recently Issued Accounting Pronouncements
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
     Disclosures about Fair Value of Financial Instruments
     On July 21, 2010, the FASB issued ASU 2010-20 which amends ASC 310 by requiring more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. For purposes of ASU 2010-20, financing receivables includes mortgage loans. This standard is effective for financial statements issued for fiscal years and interim periods ending after December 15, 2010. The Company is currently evaluating the impact of this provision on its financial statements.
     Loans
     In July 2010, the FASB issued ASU 2010-20, which amends ASC 310 by requiring additional information about the credit quality of an entity’s financing receivables, including loans, and its allowance for losses. New disclosures that relate to information as of the end of a reporting period will be effective for the first interim or annual reporting periods ending on or after December 15, 2010. The Company is evaluating whether or not the adoption of the standard will have a material effect on its consolidated financial statements and will adopt it when it becomes effective.

Note 4 — Investments in Partially-Owned Entities
     For the successor company period from August 13, 2010 to September 30, 2010 and for the predecessor company periods from January 1, 2010 to August 12, 2010 and from July 1, 2010 to August 12, 2010, the net loss in our equity interest related to the Cambridge Holdings, Inc. (“Cambridge”) portfolio amounted to approximately $0.6 million, $2.7 million and $0.6 million, respectively. This included $5.6 million for the period from January 1, 2010 to August 12, 2010, $1.2 million for the period from July 1, 2010 to August 12, 2010 (predecessor) and $1.2 million for the period from August 13, 2010 to September 30, 2010 (successor), attributable to our share of the depreciation and amortization expense associated with the Cambridge properties. For the periods from January 1, 2010 to August 12, 2010 and August 13, 2010 to September 30, 2010 (successor), the Company invested approximately $705,000 and $185,000, respectively, in tenant improvements related to the Cambridge properties. The Company’s investment in the Cambridge entities was $32.9 million at September 30, 2010, and $49.3 million at December 31, 2009. For the periods from January 1, 2010 to August 12, 2010 (predecessor) and August 13, 2010 to September 30, 2010, we received approximately $2.9 million and $1.2 million, respectively, of distributions related to our share of distributions for the fourth quarter of 2009 and the first and second quarters of 2010.
     For the successor company period from August 13, 2010 to September 30, 2010 and for the predecessor company periods from January 1, 2010 to August 12, 2010 and from July 1, 2010 to August 12, 2010, we recognized approximately $0.1 million, $0.9 million and $0.2 million, respectively, in equity income from our interest in Senior Management Concepts, LLC (“SMC”) and received approximately $0.1 million, $0.9 million and $.2 million, respectively, in distributions. Our agreements with SMC require that SMC pay a preferred return to the Company. In accordance with ASC 970-323, the payment of the preferred return to Care represents income to us that will be recorded whether SMC has net income or net loss for any period. The Company’s investment in SMC was $8.7 million at September 30, 2010, and $6.8 million at December 31, 2009.
Note 5 — Summarized Financial Information — Partially-Owned Entities
     Four of the eight Cambridge legal entities had a 2009 pre-tax loss which was greater than 20% of the Company’s 2009 loss. Summarized financial data for those four entities individually and aggregated for the remaining Cambridge entities with greater than

10% and less than 10% of the Company’s 2009 loss as of and for the three and nine months ended September 30, 2010 and September 30, 2009 is as follows (in millions):
September 30, 2010
Balance Sheet Summary
Dollars in millions

					Entities with <20% Significance
		Nassau	Walnut Hill		>10% of Care’s	<10% of Care’s
	Plano	Bay	(Dallas)	Allen	2009 Loss (A)	2009 Loss (B)	Combined
Assets:
Real Estate	$56.5	$20.4	$35.1	$12.9	$52.4	$20.6	$197.8
Other Assets	4.9	1.9	3.1	1.5	8.3	1.9	21.7

Total Assets	$61.4	$22.3	$38.2	$14.4	$60.7	$22.5	$219.5

Liabilities:
Mortgage Debt	$55.0	$14.0	$28.5	$12.1	$50.2	$18.6	$178.4
Other Liabilities	4.3	0.9	1.7	1.2	4.4	0.5	13.0

Total Liabilities	$59.3	$14.9	$30.2	$13.3	$54.6	$19.1	$191.4

Equity	$2.1	$7.4	$8.0	$1.1	$6.1	$3.4	$28.1

September 30, 2009
Balance Sheet Summary
Dollars in millions

					Entities with <20% Significance
		Nassau	Walnut Hill		>10% of Care’s	<10% of Care’s
	Plano	Bay	(Dallas)	Allen	2009 Loss (A)	2009 Loss (B)	Combined
Assets:
Real Estate	$58.8	$20.6	$36.7	$13.7	$53.8	$21.3	$204.9
Other Assets	5.1	2.1	3.2	1.5	10.5	1.8	24.2

Total Assets	$63.9	$22.7	$39.9	$15.2	$64.3	$23.1	$229.1

Liabilities:
Mortgage Debt	$55.1	$14.0	$28.5	$12.1	$50.4	$18.6	$178.7
Other Liabilities	3.6	0.8	1.7	1.1	5.2	0.4	12.8

Total Liabilities	$58.7	$14.8	$30.2	$13.2	$55.6	$19.0	$191.5

Equity	$5.2	$7.9	$9.7	$2.0	$8.7	$4.1	$37.6

Income Statement Summary for the 9 months ended September 30, 2010
Dollars in millions

					Entities with <20% Significance
		Nassau	Walnut Hill		>10% of Care’s	<10% of Care’s
	Plano	Bay	(Dallas)	Allen	2009 Loss (A)	2009 Loss (B)	Combined

Rental Revenue	$3.7	$2.2	$1.6	$0.8	$4.3	$1.3	$13.9
Operating Expense Reimbursements	1.4	0.2	0.7	0.5	1.0	0.3	4.1
Other Income	0.1	0.0	0.9	—	0.1	0.1	1.2

Total Revenue	$5.2	$2.4	$3.2	$1.3	$5.4	$1.7	$19.2

Operating Expenses	$1.6	$0.9	$0.9	$0.6	$2.2	$0.4	$6.6
Depreciation and Amortization	2.2	1.0	1.4	0.7	2.2	0.6	8.1
Total Expenses	6.6	2.6	3.6	1.9	6.7	1.7	23.1

Net Loss	$(1.4)	$(0.2)	$(0.4)	$(0.6)	$(1.3)	$—	$(3.9)

Income Statement Summary for the 9 months ended September 30, 2009
Dollars in millions

					Entities with <20% Significance
		Nassau	Walnut Hill		>10% of Care’s	<10% of Care’s
	Plano	Bay	(Dallas)	Allen	2009 Loss (A)	2009 Loss (B)	Combined

Rental Revenue	$3.5	$1.6	$1.6	$0.8	$4.4	$1.3	$13.2
Operating Expense Reimbursements	1.3	0.1	0.7	0.4	1.0	0.3	3.8
Other Income	0.3	—	0.8	—	0.1	0.2	1.4

Total Revenue	$5.1	$1.7	$3.1	$1.2	$5.5	$1.8	$18.4

Operating Expenses	$1.6	$0.8	$0.9	$0.6	$2.1	$0.3	$6.3
Depreciation and Amortization	2.3	1.0	1.5	0.6	2.3	0.8	8.5
Total Expenses	6.7	2.5	3.8	1.8	6.7	2.0	23.5

Net Loss	$(1.6)	$(0.8)	$(0.7)	$(0.6)	$(1.2)	$(0.2)	$(5.1)

Income Statement Summary for the 3 Months ended September 30, 2010
Dollars in millions

					Entities with <20% Significance
		Nassau	Walnut Hill		>10% of Care’s	<10% of Care’s
	Plano	Bay	(Dallas)	Allen	2009 Loss (A)	2009 Loss (B)	Combined

Rental Revenue	$1.2	$0.8	$0.5	$0.3	$4.3	$0.5	$7.6
Operating Expense Reimbursements	0.5	0.1	0.3	0.2	1.0	0.1	2.2
Other Income	—	—	0.3	—	—	0.1	0.4

Total Revenue	$1.7	$0.9	$1.1	$0.5	$5.3	$0.7	$10.2

Operating Expenses	$0.7	$0.3	$0.3	$0.3	$2.2	$0.1	$3.9
Depreciation and Amortization	0.7	0.3	0.5	0.2	2.2	0.2	4.1
Total Expenses	2.3	0.9	1.2	0.7	6.6	0.6	12.4

Net Loss	$(0.6)	$—	$(0.1)	$(0.2)	$(1.3)	$—	$(2.2)

Income Statement Summary for the 3 Months ended September 30, 2009
Dollars in millions

					Entities with <20% Significance
		Nassau	Walnut Hill		>10% of Care’s	<10% of Care’s
	Plano	Bay	(Dallas)	Allen	2009 Loss (A)	2009 Loss (B)	Combined

Rental Revenue	$1.2	$0.5	$0.6	$0.3	$4.4	$0.4	$7.4
Operating Expense Reimbursements	0.4	0.1	0.2	0.1	1.0	0.1	1.9
Other Income	—	—	0.3	—	0.1	0.1	0.5

Total Revenue	$1.6	$0.6	$1.1	$0.4	$5.5	$0.6	$9.8

Operating Expenses	$0.5	$0.3	$0.3	$0.2	$2.1	$0.1	$3.5
Depreciation and Amortization	0.8	0.3	0.5	0.2	2.3	0.3	4.4
Total Expenses	2.2	0.8	1.3	0.6	6.7	0.6	12.2

Net Loss	$(0.6)	$(0.2)	$(0.2)	$(0.2)	$(1.2)	$—	$(2.4)

(A)	— Aggregated amounts for the following three entities whose 2009 significance is between 10% and 20% to Care: Howell, Gorbutt and Westgate.

(B)	— Amounts for one entity, Southlake, whose 2009 significance is less than 10% to Care.
     Summarized financial information as of and for the three and nine months ended September 30, 2010 and September 30, 2009, for the Company’s unconsolidated joint venture in SMC is as follows (in millions):

	As of and	As of and	As of and	As of and
	for the	for the	for the	for the
	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	2010	2009	2010	2009
Assets	$55.5	$57.6	$55.5	$57.6
Liabilities	53.6	54.2	53.6	54.2
Equity	1.9	3.4	1.9	3.4
Revenue	1.3	1.2	4.0	3.7
Expenses	1.5	1.5	4.3	4.3
Net loss	(0.1)	(0.2)	(0.2)	(0.5)
Note 6 — Investments in Loans
     Investments in loans amounted to $9.4 million at September 30, 2010 and $25.3 million at December 31, 2009. For the year ended December 31, 2009, we carried our loan investments at the lower of cost or market (“LOCOM”). Our intent is to hold our remaining loan investment to maturity, and we have therefore reflected this loan at its amortized cost basis on the September 30, 2010 balance sheet. The principal amortization portion of payments received is applied to the carrying value at the ratio of carrying value to original principal, and the remaining portion of the payment is recorded as interest income.
Note 7 — Borrowings under Mortgage Notes Payable
     On June 26, 2008, in connection with the acquisition of the twelve properties from Bickford Senior Living Group LLC (“Bickford”), the Company entered into a mortgage loan with Red Mortgage Capital, Inc. for $74.6 million. The terms of the mortgage require interest-only payments at a fixed interest rate of 6.845% for the first twelve months. Commencing on July 2009 and every month thereafter, the mortgage loan requires a fixed monthly payment of $0.5 million for both principal and interest, until the maturity in July 2015 when the then outstanding balance of $69.6 million is due and payable. The mortgage loan is collateralized by the properties.
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
     In connection with the push down accounting from the Tiptree Transaction, the mortgage notes payable were recorded at their fair value of $82.1 million, or an increase of approximately $0.8 million, which is being amortized over the remaining period to maturity of the debt.
Note 8 — Related Party Transactions
Management Agreement with CIT Healthcare

     The Company entered into an Amended and Restated Management Agreement, dated as of January 15, 2010 (“A&R Management Agreement”) which amended the original Management Agreement, dated on June 27, 2007 (the “Management Agreement”), as amended by Amendment No. 1 to the Management Agreement. A&R Management Agreement became effective upon approval by the Company’s stockholders of the plan of liquidation on January 28, 2010. Pursuant to its terms, the A&R Management Agreement was to continue in effect until December 31, 2011, unless earlier terminated in accordance with its terms. Effective February 1, 2010, the A&R Management Agreement also reduced the base management fee to a monthly amount equal to $125,000 subject to further reduction. In addition, the termination fee of $15.4 million was replaced by a buyout payment of $7.5 million.
     On November 4, 2010, the Company entered into a Termination, Cooperation and Confidentiality Agreement (the “CIT Termination Agreement”) with CIT Healthcare LLC. Pursuant to the CIT Termination Agreement, the parties agreed to terminate the A&R Management Agreement effective as of November 16, 2010 (the “Termination Effective Date”), subject to extension of the Termination Effective Date under certain circumstances as set forth in the CIT Termination Agreement. The CIT Termination Agreement also provides for an 180 day cooperation period beginning on the Termination Effective Date relating to the transition of management of the Company from CIT Healthcare to the officers of the Company, a two year mutual confidentiality period and a mutual release of all claims related to CIT Healthcare’s management of the Company. Under the CIT Termination Agreement, the parties agree that in lieu of the payments otherwise required under the termination provisions of the A&R Management Agreement, the Company will pay to CIT Healthcare on the Termination Effective Date $2.4 million plus any earned but unpaid monthly installments of the base management fee due under the A&R Management Agreement. This amount is included in accrued expenses payable to related party balance on the September 30, 2010 balance sheet. The Company previously paid $5.0 million of this buyout fee during the first two quarters of the year.
Services Agreement with TREIT Management LLC
     On November 4, 2010, the Company entered into a Services Agreement (the “Services Agreement”) with TREIT pursuant to which TREIT will provide certain advisory services related to the Company’s business beginning on the Termination Effective Date. For such services, the Company will pay TREIT a monthly base services fee in arrears of one-twelfth of 0.5% of the Company’s Equity (as defined in the Services Agreement) and a quarterly incentive fee of 15% of the Company’s AFFO Plus Gain/(Loss) On Sale (as defined in the Services Agreement) so long as and to the extent that the Company’s AFFO Plus Gain /(Loss) on Sale exceeds an amount equal to Equity multiplied by the Hurdle Rate (as defined in the Services Agreement). Twenty percent (20%) of any such incentive fee shall be paid in shares of common stock of the Company, unless a greater percentage is requested by TREIT and approved by an independent committee of directors. The initial term of the Services Agreement extends until December 31, 2013, unless terminated earlier in accordance with the terms of the Services Agreement and will be automatically renewed for one year periods following such date unless either party elects not to renew the Services Agreement in accordance with its terms. If the Company elects to terminate without cause, or elects not to renew the Services Agreement, a Termination Fee (as defined in the Services Agreement) shall be payable by the Company to TREIT.
     We are also responsible for reimbursing CIT Healthcare for its pro rata portion of certain expenses detailed in the initial agreement and subsequent amendments, such as rent, utilities, office furniture, equipment, and overhead, among others, required for our operations. Transactions with CIT Healthcare during the nine months ended September 30, 2010 and September 30, 2009 included:
•	Our expense recognition of $7.4 million for the nine months ended September 30, 2010 for the buyout payment obligation, of which $2.4 million is recorded as a liability as of September 30, 2010.

•	Our expense recognition of $1.2 million and $1.7 million for the nine months ended September 30, 2010 and September 30, 2009, respectively for the base management fee.

•	On February 3, 2009, the Company closed on the sale of a loan to CIT Healthcare for proceeds of $22.5 million.

•	On August 19, 2009, the Company closed on the sale of a loan to CIT Healthcare for proceeds of $2.3 million.

•	On September 16, 2009, the Company closed on the sale of a loan to CIT Healthcare for proceeds of $17.4 million.
Note 9 — Fair Value of Financial Instruments
     The Company has established processes for determining fair values, and fair value is based on quoted market prices, where available. If listed prices or quotes are not available, then fair value is based upon internally developed models that primarily use inputs that are market-based or independently-sourced market parameters.
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
     Investments in loans at LOCOM— the fair value of the portfolio is based primarily on appraisals from third parties. Investing in healthcare-related commercial mortgage debt is transacted through an over-the-counter market with minimal pricing transparency. Loans are infrequently traded and market quotes are not widely available and disseminated. The Company also gives consideration to its knowledge of the current marketplace and the credit worthiness of the borrowers in determining the fair value of the portfolio.
     Obligation to issue operating partnership units — the fair value of our obligation to issue operating partnership units is based on an internally developed valuation model, as quoted market prices are not available nor are quoted prices for similar liabilities. Our model involves the use of management estimates as well as some Level 2 inputs. The variables in the model include the estimated release dates of the shares out of escrow, based on the expected performance of the underlying properties, a discount factor of approximately 20% as of September 30, 2010 and 15% as of December 31, 2009, and the market price and expected quarterly dividend of Care’s common shares at each measurement date.
     The following table presents the Company’s financial instruments carried at fair value on the condensed consolidated balance sheets as of September 30, 2010 and December 31, 2009:

	Fair Value at September 30, 2010
(dollars in millions)	Level 1	Level 2	Level 3	Total
Liabilities
Obligation to issue operating partnership units	$—	$—	$2.4	$2.4

	Fair Value at December 31, 2009
(dollars in millions)	Level 1	Level 2	Level 3	Total
Assets
Investments in loans at LOCOM	$—	$16.1	$9.2	$25.3

Liabilities
Obligation to issue operating partnership units	$—	$—	$2.9	$2.9

     The tables below present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs during the nine months ended September 30, 2010. Level 3 instruments presented in the tables include a liability to issue operating partnership units, which are carried at fair value. The Level 3 instruments were valued using internally developed valuation models that, in management’s judgment, reflect the assumptions a marketplace participant would use at September 30, 2010:

	Level 3
	Instruments
	Fair Value Measurements
	Obligation to	Investments
	issue	in
	Partnership	Loans at
(dollars in millions)	Units	LOCOM
Balance, December 31, 2009, Predecessor	$(2.9)	$25.3
Repayments of loans	—	(10.7)
Sales of loan to a third party	—	(5.9)
Total unrealized gain included in income statement	—	0.7

Balance, August 12, 2010, Predecessor	$(2.9)	$9.4

Net change in unrealized gain from obligations owed/investments held at August 12, 2010	$—	$0.7

Balance, September 30, 2010, Successor	$(2.4)	—

Net change in unrealized gain from obligations owed/investments held at September 30, 2010	$0.5	$—

Estimates and other assets and liabilities in financial statements
     In addition, we are required to disclose fair value information about financial instruments, whether or not recognized in the financial statements, for which it is practical to estimate that value. In cases where quoted market prices are not available, fair value is based upon the application of discount rates to estimated future cash flows based on market yields or other appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
     In addition to the amounts reflected in the financial statements at fair value as noted above, cash equivalents, accrued interest receivable, and accounts payable and accrued expenses reasonably approximate their fair values due to the short maturities of these items. Management believes that the remaining balance of mortgage notes payable of approximately $74.0 million and $7.5 million that were incurred from the acquisitions of the Bickford properties on June 26, 2008 and September 30, 2008, respectively, have been recorded in connection with the purchase transaction at their fair value of approximately $82.1 million on August 13, 2010, which approximates the fair value as of September 30, 2010.
     The Company is exposed to certain risks relating to its ongoing business. The primary risk which can be managed by using derivative instruments is interest rate risk. Interest rate caps are entered into to manage interest rate risk associated with the Company’s borrowings. The company has no interest rate caps as of September 30, 2010 because the Company does not have any variable rate exposure on existing debt.
     We are required to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. The Company has not designated any of its derivatives as hedging instruments. The Company’s financial statements included the following fair value amounts on derivative instruments (dollars in thousands):

	September 30,		December 31,
	2010		2009
	Balance	Balance	Balance
Derivatives not designated as	Sheet	Fair	Sheet	Fair
hedging instruments	Location	Value	Location	Value
Operating Partnership Units	Obligation to issue operating partnership units	$(2,440)	Obligation to issue operating partnership units	$(2,890)

Note 10 — Stockholders’ Equity
     Our authorized capital stock consists of 100,000,000 shares of preferred stock, $0.001 par value and 250,000,000 shares of common stock, $0.001 par value. As of September 30, 2010, no shares of preferred stock were issued and outstanding and 30,863,442 shares and 10,063,386 shares of common stock were issued and outstanding, respectively.

     On December 10, 2009, the Company granted special transaction performance share awards to plan participants for an aggregate amount of 15,000 shares at target levels and an aggregate maximum amount of 30,000 shares. On February 23, 2010, the terms of the awards were modified such that the awards were triggered upon the execution, during 2010, of one or more of the following transactions that resulted in liquidity to the Company’s stockholders within the parameters expressed in the special transaction performance share awards agreement: (i) a merger or other business combination resulting in the disposition of all of the issued and outstanding equity securities of the Company, (ii) a tender offer made directly to the Company’s stockholders either by the Company or a third party for at least a majority of the Company’s issued and outstanding common stock, or (iii) the declaration of aggregate distributions by the Company’s Board equal to or exceeding $8.00 per share. 2,000 of these shares were forfeited and the maximum target level was reached when the tender offer transaction and sale of shares to Tiptree was completed on August 13, 2010, triggering the issuance of the aggregate maximum 28,000 shares on that day.
     As of September 30, 2010, 238,110 shares remain available for future issuances under the Equity Plan and 282,945 shares remain available for future issuances under the Manager Plan.
     Shares Issued to Directors for Board Fees:
     On January 4, 2010, April 8, 2010, July 2, 2010 and October 18, 2010, 8,030, 5,604, 5,772 and 1,596 shares of common stock with an aggregate fair value of approximately $170,500 were granted to our independent directors as part of their annual retainer. Each independent director receives an annual base retainer of $50,000, payable quarterly in arrears, of which 70% is paid in cash and 30% in common stock of Care. Shares granted as part of the annual retainer vest immediately and are included in general and administrative expense.
Note 11 — (Loss)/income per Share (in thousands, except share and per share data)

	Successor	Predecessor	Predecessor
	For the period	For the period
	from August 13,	from July 1, 2010	Three Months
	2010 to	to	Ended
	September 30, 2010	August 12, 2010	September 30, 2009
(Loss)/income per share, basic and diluted Numerator	$(0.04)	$(0.33)	$(0.02)
Net (loss)/income	$(384)	$(6,609)	$(430)
Denominator
Weighted average common shares outstanding — basic and diluted (1)	10,063,386	20,235,636	20,075,018

(1)	The Company completed a three-for-two stock split in September 2010 in the form of a stock dividend.

	Predecessor	Predecessor
	For the period
	from January 1,	Nine Months
	2010 to	Ended
	August 12, 2010	September 30, 2009
(Loss)/income per share, basic and diluted Numerator	$(0.84)	$0.08
Net (loss)/income	$(16,941)	$1,532
Denominator
Weighted average common shares outstanding — basic and diluted	20,221,329	20,052,917
Note 12 — Commitments and Contingencies
     As of September 30, 2010, Care was obligated to provide approximately $1.0 million in tenant improvements in 2010 related to our purchase of the Cambridge properties.
     Under our Management Agreement, as amended CIT Healthcare, subject to the oversight of the Company’s board of directors, is required to manage the day-to-day activities of Care, for which CIT Healthcare receives a base management fee.
     The A&R Management Agreement expires on the earlier of December 31, 2011 or upon its termination (as provided therein). The base management fee is payable monthly in arrears. Prior to February 1, 2010, the base management fee was equal to 1/12 of 0.875% of the Company’s stockholders’ GAAP equity. Thereafter, monthly fee was reduced to $125,000 which could decrease subject to additional provisions. In addition, under the amended terms, the Company is required to pay CIT Healthcare a buyout payment of $7.5 million, payable in three installments of $2.5 million. The first two installments were each paid when due on January 28, 2010 and April 1, 2010, respectively. The third and final payment is payable on the earlier of June 30, 2011 or the effective date of the termination of the Management Agreement if earlier. As of September 30, 2010, we have accrued $2.4 million for the final payment as modified by the Termination Agreement.
CIT Healthcare
     On November 4, 2010, the Company entered into the CIT Termination Agreement with CIT Healthcare LLC. Pursuant to the CIT Termination Agreement, the parties agreed to terminate the A&R Management Agreement effective as of November 16, 2010, subject to extension of the Termination Effective Date under certain circumstances as set forth in the CIT Termination Agreement. The CIT Termination Agreement also provides for an 180 day cooperation period beginning on the Termination Effective Date relating to the transition of management of the Company from CIT Healthcare to the officers of the Company, a two year mutual confidentiality period and a mutual release of all claims related to CIT Healthcare’s management of the Company. Under the CIT Termination Agreement, the parties agree that in lieu of the payments otherwise required under the termination provisions of the A&R Management Agreement, the Company will pay to CIT Healthcare on the Termination Effective Date $2.4 million plus any earned but unpaid monthly installments of the base management fee due under the A&R Management Agreement. This amount is included in accrued expenses payable to related party balance on the September 30, 2010 balance sheet. The Company previously paid $5.0 million of this buyout fee during the first two quarters of the year.
Class-action litigation
     On September 18, 2007, a class action complaint for violations of federal securities laws was filed in the United States District Court, Southern District of New York alleging that the Registration Statement relating to the initial public offering of shares of our common stock, filed on June 21, 2007, failed to disclose that certain of the assets in the contributed portfolio were materially impaired and overvalued and that we were experiencing increasing difficulty in securing our warehouse financing lines. On January 18, 2008, the court entered an order appointing co-lead plaintiffs and co-lead counsel. On February 19, 2008, the co-lead plaintiffs filed an amended complaint citing additional evidentiary support for the allegations in the complaint. We believe the complaint and allegations are without merit and intend to defend against the complaint and allegations vigorously. We filed a motion to dismiss the complaint on April 22, 2008. The plaintiffs filed an opposition to our motion to dismiss on July 9, 2008, to which we filed our reply on September 10, 2008. On March 4, 2009, the court denied our motion to dismiss. Care filed its answer on April 15, 2009. At a conference held on May 15, 2009, the Court ordered the parties to make a joint submission (the “Joint Statement”) setting forth: (i) the specific statements that Plaintiffs claim are false and misleading; (ii) the facts on which Plaintiffs rely as showing each alleged misstatement was false and misleading and (iii) the facts on which Defendants rely as showing those statements were true. The parties filed the Joint Statement on June 3, 2009. On July 31, 2009, the parties entered into a stipulation that narrowed the scope of the proceeding to the single issue of the warehouse financing disclosure in the Registration Statement. Fact discovery closed on April 23, 2010.
     The Court ordered the parties to file an abbreviated joint pre-trial statement on June 9, 2010, and scheduled a pre-trial conference for June 11, 2010. At the conclusion of the pre-trial conference, the Court asked the parties to agree on a summary judgment briefing schedule, which the parties did. Defendants filed their motion for summary judgment on July 9, 2010. Summary judgment briefing was completed on September 17, 2010. The Court has yet to rule on the motion. The outcome of this matter cannot currently be predicted. To date, Care has incurred approximately $1.0 million to defend against this complaint and any incremental costs to defend will be paid by Care’s insurer. No provision for loss related to this matter has been accrued at September 30, 2010.
Cambridge litigation
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
     On January 27, 2010, the Saada Parties answered our complaint, and simultaneously filed counterclaims that named our subsidiaries ERC Sub LLC and ERC Sub, L.P., external manager CIT Healthcare LLC, and then board chairman Flint D. Besecker, as additional third-party defendants. The Counterclaims seek four declaratory judgments construing certain contracts among the parties that are largely the mirror image of our declaratory judgment claims. In addition, the Counterclaims also seek monetary damages for purported breaches of fiduciary duty and the duty of good faith and fair dealing, as well as fraudulent inducement, against us and the third-party defendants jointly and severally.
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
     On April 27, 2010, we filed an answer to the Saada Parties’ third-party complaint. We continue to believe that the arguments advanced by Cambridge Holdings lack merit. On May 28, 2010, Cambridge Holdings filed a motion for leave to amend its previously-asserted counterclaims and third-party complaint to include a new claim for breach of contract against Care. This proposed new claim asserts that Cambridge Holdings and Care agreed, in October 2009, upon a sale of ERC Sub, L.P.’s 85% limited partnership interest in the Cambridge properties back to Cambridge Holdings for $20 million in cash plus certain other arrangements involving the cancellation of partnership units and existing escrow accounts. The proposed new claim further asserts that Care reneged on this purported agreement after having previously agreed to all of its material terms, thus “breaching” the agreement. Further, the proposed new claim seeks specific performance of the purported contract. Care denies that any agreement of the sort alleged by Cambridge Holdings was ever reached, and Care also believes that the proposed new claim suffers from several deficiencies. Care filed its opposition on June 18, 2010 and Cambridge Holdings replied on July 1, 2010. In the meantime, on June 21, 2010, ERC Sub L.P. sought leave to amend its counterclaims to assert a breach of contract action against Cambridge Holdings. Cambridge Holdings did not oppose ERC Sub L.P.’s motion. On August 2, 2010, the Court granted the Saada Parties’ motion for leave to amend, and the Saada Parties’ filed their Amended Answer, Counterclaims, and Third-Party Complaint on August 4, 2010. On August 3, 2010, the Court also granted ERC Sub L.P.’s unopposed motion for leave to amend, and ERC Sub L.P. filed its Amended Answer and Counterclaim on August 5, 2010. The Saada Parties answered ERC Sub L.P.’s Counterclaim on August 23, 2010. Care moved to dismiss the Saada Parties’ new breach-of-contract cause of action on August 18, 2010. The Saada Parties responded on September 3, 2010, and Care replied on September 14, 2010. The court denied Care’s motion to dismiss without opinion on September 21, 2010. Care answered the amended counterclaim on October 6, 2010.

     On August 20, 2010, pursuant to a court order, the parties jointly designated a mediator. On September 9, 2010, the parties filed a joint motion asking the court to make certain scheduling modifications to limit litigation activity and expense prior to the mediation, including an extension of discovery deadlines. The Court granted the motion on September 14, 2010. The parties held a court-ordered mediation session on October 19, 2010. To date, a mediated resolution to the litigation has not been achieved.
     The outcome of this matter cannot currently be predicted. To date, Care has incurred expense of approximately $1.8 million to defend against this complaint. No provision for loss related to this matter has been accrued at September 30, 2010.
     Care is not presently involved in any other material litigation nor, to our knowledge, is any material litigation threatened against us or our investments, other than routine litigation arising in the ordinary course of business. Management believes the costs, if any, incurred by us related to litigation will not materially affect our financial position, operating results or liquidity.
Note 13 — New York Stock Exchange Suspension and Delisting
     Following the completion of the Company’s self-tender, Care’s publicly-held common stock fell below 600,000 shares, to which the Company provided notice to the New York Stock Exchange (“NYSE”). The Company announced a three-for-two stock split on September 1, 2010 in the form of a stock dividend in order to increase its publicly-held common stock above the 600,000 share threshold. The Company received a letter dated August 27, 2010 from the NYSE stating that (i) the common stock of the Company was suspended from the NYSE as of market close on August 26, 2010 and (ii) an application by the NYSE to the SEC to delist the Company’s common stock was pending completion of applicable NYSE procedures, which included the Company’s right to appeal the New York Stock Exchange Staff’s decision. The letter also stated that the NYSE decision was made after having received the final results on the completion of the Company’s self tender offer, which confirmed that fewer than 600,000 shares of the Company’s common stock remained publicly held.
     The Company appealed the NYSE Staff’s decision. In order to facilitate trading in its stock during the pendency of the NYSE appeal process, the Company was listed on the OTCQX listing platform.
     On October 21, 2010 the NYSE Regulation, Inc. Board of Directors’ Committee for Review rejected the Company’s appeal and affirmed the NYSE Staff’s decision to delist the Company’s common stock. Accordingly, the Company expects the NYSE Staff to make an application to the SEC to delist the Company’s common stock in the near future. The Company remains listed and trades on the OTCQX marketplace under the ticker symbol CVTR.

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
Overview
     Care Investment Trust Inc. (all references to “Care”, “the Company”, “we”, “us” and “our” means Care Investment Trust Inc. and its subsidiaries) was initially structured as an externally-managed real estate investment trust (“REIT”) formed principally to invest in healthcare-related real estate and mortgage debt. Care was incorporated in Maryland in March 2007, and we completed our initial public offering on June 22, 2007. We were originally positioned to make mortgage investments in healthcare-related properties, and to opportunistically invest in real estate through utilizing the origination platform of CIT Healthcare LLC (“CIT Healthcare”). We acquired our initial portfolio of mortgage loan assets from CIT Healthcare in exchange for cash proceeds from our initial public offering and common stock. In response to dislocations in the overall credit market, and in particular the securitized financing markets, in late 2007, we redirected our focus to place greater emphasis on high quality healthcare-related real estate equity investments.
     CIT Healthcare is a healthcare finance company that offers a full-spectrum of financing solutions and related strategic advisory services to companies across the healthcare industry throughout the United States. CIT Healthcare was formed in 2004 and is a wholly-owned subsidiary of CIT Group Inc. (“CIT”), a leading middle market global commercial finance company that provides financial and advisory services.
     As of September 30, 2010, we maintained a diversified investment portfolio of $157.5 million which was comprised of $41.6 million in real estate owned through unconsolidated joint ventures (26%), $106.5 million in wholly-owned real estate (68%) and $9.4 million in investments in loans (6%). Our current investments in healthcare real estate include medical office buildings and assisted and independent living and Alzheimer facilities. Our loan portfolio is composed of first mortgages on skilled nursing facilities, assisted living facilities and senior apartments.
     As a REIT, we generally will not be subject to federal taxes on our REIT taxable income to the extent that we distribute our taxable income to stockholders and maintain our status as a qualified REIT.
     On March 16, 2010, we announced the entry into a definitive purchase and sale agreement with Tiptree Financial Partners, L.P. (“Tiptree”) under which we agreed to sell newly issued common stock to Tiptree at $9.00 per share which would result in a change in control of our company (the “Tiptree Transaction”). Additionally, pursuant to the purchase and sale agreement and in conjunction with the sale of newly issued common stock to Tiptree, we announced the launch of a cash tender offer to all of our stockholders to purchase up to all of our common stock at $9.00 per share (the “Tender Offer”).
     On August 13, 2010 the Company completed the sale of control to Tiptree for total cash consideration of approximately $55.7 million through the issuance of 6,185,050 newly issued shares of the Company’s common stock, representing approximately 92.2% of the Company’s outstanding common stock after taking into account the shares tendered by the stockholders to the Company in the Tender Offer, which totaled approximately 19.74 million shares of common stock representing approximately 97.4% of the outstanding shares of common stock of the Company eligible to be tendered prior to the new issuance of common stock to Tiptree.
     Following the completion of the Tiptree transaction, the Company approved a stock split in the ratio of three-for-two to be effected in the form of a common stock dividend.
     On November 4, 2010, the Company entered into the CIT Termination Agreement with CIT Healthcare. Pursuant to the CIT Termination Agreement, the Company and CIT Healthcare agreed to terminate the Amended and Restated Management Agreement dated as of January 15, 2010 (the “Management Agreement”), between the parties as of November 16, 2010 (the “Termination Date”). As a result, effective as of the Termination Date, the Company shall no longer be externally managed by CIT Healthcare, but instead by a combination of internal management and a services agreement with TREIT.

Critical Accounting Policies
     A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2009 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no significant changes to those policies during the three month period ended September 30, 2010.
Results of Operations
Although our Company continues to exist as the same legal entity after the Tiptree Transaction, as a result of the application of push down accounting, we are required to present consolidated financial statements for “predecessor” and “successor” periods. Our predecessor periods relate to the accounting periods preceding the Tiptree Transaction in which we applied a historical basis of accounting. Our successor periods relate to the accounting periods following the Tiptree Transaction in which we have applied push down accounting. To enhance the comparability of our consolidated results, we have mathematically combined our predecessor consolidated results for the 43 days and the 224 days ended August 12, 2010 and our successor consolidated results for the 49 days ended September 30, 2010. Although this presentation does not comply with GAAP, we believe it provides the most meaningful comparison of our consolidated results for the three months and nine months ended September 30, 2010 and September 30, 2009, respectively because it allows us to compare our consolidated results over equivalent periods of time. Although we believe the foregoing presentation provides the most meaningful presentation for comparing our results for such three and nine month periods, you should nonetheless bear in mind that the consolidated financial statements for our predecessor and successor periods have been prepared using different bases of accounting and, accordingly, are not directly comparable to one another.
The following table is a non-GAAP presentation which combines the operating results of the succesor and predecessor entities for the periods overlapping the 2010 third quarter as described earlier (dollars in thousands — except share and per share data) (Unaudited):

	Three Months		Nine Months
	Ended September	Three Months	Ended September	Nine Months
	30, 2010	Ended September	30, 2010	Ended September
	Successor and	30, 2009	Successor and	30, 2009
	Predecessor	Predecessor	Predecessor	Predecessor
Revenue
Rental revenue	$3,283	$3,177	$9,684	$9,518
Income from investments in loans	417	1,816	1,564	6,470
Other income	—	21	—	166

Total revenue	3,700	5,014	11,248	16,154

Expenses
Management and buyout payments to related party	275	570	8,579	1,722
Marketing, general and administrative	7,821	3,055	12,006	8,359
Depreciation and amortization	993	841	2,676	2,534
Realized gain on sales and repayment of loans	—	(1,158)	(4)	(1,180)
Adjustment to valuation allowance on investments in loans	(28)	(1,706)	(858)	(4,873)

Operating expenses	9,061	1,602	22,399	6,562

Loss from investments in partially-owned entities	956	1,160	2,415	3,369
Net unrealized (gain)/loss on derivative instruments	(718)	1,210	(450)	(314)
Interest income	(25)	—	(104)	(36)
Interest expense including amortization and write-off of deferred financing costs	1,420	1,472	4,314	5,041

Net (loss)/income	$(6,994)	$(430)	$(17,324)	$1,532
Results for the Three Months Ended September 30, 2010
Revenue
     During the three month period ended September 30, 2010, we recognized $3.3 million of rental revenue on the 12 properties acquired in the Bickford transaction in June 2008 and the acquisition of two additional properties from Bickford in September 2008, as compared with $3.2 million during the comparable three month period ended September 30, 2009.
     We earned investment income on our portfolio of mortgage investments of $0.4 million for the three month period ended September 30, 2010 as compared with $1.8 million for the comparable three month period ended September 30, 2009, a decrease of approximately $1.4 million. Our investment in one mortgage loan as of September 30, 2010 is floating based upon LIBOR. The decrease in income related to this portfolio is primarily attributable to a lower average outstanding principal loan balance during the three month period ended September 30, 2010 as compared with the comparable period during 2009, which was the result of loan prepayments and loan sales that occurred during the fourth quarter of 2009 and the first quarter of 2010 in connection with the company’s decision to shift our operating strategy to place greater emphasis on acquiring high quality healthcare-related real estate investments and away from mortgage investments. Our mortgage loan investment is variable rate, and at September 30, 2010, had an effective yield of 4.37% and matures on February 1, 2011. The effective yield on our mortgage portfolio at September 30, 2009 was 5.39%.
Expenses
     For the three months ended September 30, 2010, we recorded management fee expense payable to CIT Healthcare under our Management Agreement of $0.3 million as compared with $0.6 million for the three month period ended September 30, 2009, a decrease of approximately $0.3 million. The decrease in management fee expense is primarily attributable to the reduction in the monthly base management fee in connection with the amended and restated Management Agreement with CIT Healthcare.
     Marketing, general and administrative expenses were $7.8 million for the quarter ended September 30, 2010 and consist of fees for professional services, insurance, general overhead costs for the Company and real estate taxes on our facilities as compared with $3.1 million for the three month period ended September 30, 2009, an increase of approximately $4.7 million. Included in the marketing, general and administrative expenses for the quarter ended September 30, 2010 are predecessor costs for advisory services of $3.5 million, D&O insurance costs of $1.3 million and legal costs associated with the Tiptree transaction and Cambridge litigation of $1.5 million. The increase is primarily a result of increased legal and advisory fees incurred in connection with the Tiptree Transaction. We recognized an expense of $50,000 and $75,000 related to shares of our common stock earned by our independent directors as part of their compensation for the three month periods ended September 30, 2010 and 2009, respectively. The decrease in stock-based compensation to our directors was the result of fewer directors presiding on our Board of Directors as well as a reduction in the director’s fees payable for services rendered effective August 13, 2010. Each independent director is paid a base retainer of $50,000 annually, which is payable 70% in cash and 30% in stock. Payments are made quarterly in arrears. Shares of our common stock issued to our independent directors as part of their annual compensation vest immediately and are expensed by us accordingly.
     The management fees, expense reimbursements, and the relationship between CIT Healthcare and us are discussed further in Note 8.
Loss from investments in partially-owned entities
     For the three month period ended September 30, 2010, net loss from partially-owned entities amounted to $1.0 million as compared with a loss of $1.2 million for the three month period ended September 30, 2009, a decrease of approximately $0.2 million. Our equity in the non-cash operating loss of the Cambridge properties for the quarter ended September 30, 2010 was $1.3 million, which included $2.3 million attributable to our share of the depreciation and amortization expenses associated with the Cambridge properties, which was partially offset by our share of equity income in the SMC properties of $0.3 million. Notwithstanding the foregoing, total cash received from the Cambridge and SMC investments during the three months ended September 30, 2010 was approximately $1.5 million.
Unrealized gain on derivatives
     We recognized a $0.7 million unrealized gain on the fair value of our obligation to issue partnership units related to the Cambridge transaction for the three month period ended September 30, 2010 as compared with an unrealized loss of $1.2 million for the three month period ended September 30, 2009.
Interest Expense
     We incurred interest expense of $1.4 million for the three month period ended September 30, 2010 as compared with interest expense of $1.5 million for the three month period ended September 30, 2009. Interest expense for the quarter was related to the interest payable on the mortgage debt which was incurred for the acquisition of 14 facilities from Bickford.
Results for the Nine Months Ended September 30, 2010
Revenue
     During the nine months ended September 30, 2010, we recognized $9.7 million of rental revenue on the twelve properties acquired in the Bickford transaction on June 26, 2008 and the acquisition of two additional properties from Bickford on September 30, 2008, as compared with $9.5 million during the comparable period ended September 30, 2009, an increase of approximately $0.2 million. Such increase is the result of contractual increases pursuant to our master lease with Bickford.
     We earned investment income on our portfolio of mortgage investments of approximately $1.6 million for the nine month period ended September 30, 2010 as compared to $6.5 million for the comparable period in 2009, a decrease of approximately $4.9 million. Our mortgage portfolio is floating rate based upon LIBOR. The decrease in income related to this portfolio is primarily attributable to a lower average outstanding principal loan balance during the nine month period ended September 30, 2010 as compared with the comparable period during 2009, which was the result of loan prepayments and loan sales that occurred during the second half of 2009 and the first quarter of 2010 in connection with the company’s decision to shift our operating strategy to place greater emphasis on acquiring high quality healthcare-related real estate investments and away from mortgage investments. The decrease in income related to our mortgage portfolio is also the result of the decrease in average LIBOR during the nine months ended September 30, 2010 versus the comparable period ended September 30, 2009. The average one month LIBOR during the nine month period ended September 30, 2010 was 0.28% as compared with 0.37% for the nine month period ended September 30, 2009.
Expenses
     For the nine months ended September 30, 2010, we recorded management fee expense payable to CIT Healthcare under our Management Agreement of approximately $1.2 million consisting of the base management fee payable to CIT Healthcare under our Management Agreement as compared to $1.7 million for the nine month period ended September 30, 2009, a decrease of approximately $0.5 million. The decrease in management fee expense is primarily attributable to the reduction in the monthly base management fee in connection with the January 2010 amendment to the Management Agreement with CIT Healthcare, which also reduced the fee payable to CIT Healthcare upon termination of the Management Agreement from $15.4 million to a buyout payment of $7.5 million (which was subsequently reduced to $7.4 million), payable in three payments of $2.5 million, $2.5 million and $2.4 million. We recorded a buyout payment expense of $7.4 million for the nine month period ended September 31, 2010 in connection with the obligation which includes $2.5 million paid in the 2010 first quarter, $2.5 million which was paid in the 2010 second quarter, and the final $2.4 million payment, which is net of a $0.1 million reduction to the final portion of the buyout fee, to be paid upon termination of the Management Agreement.
     Marketing, general and administrative expenses were approximately $12.0 million for the nine months ended September 30, 2010 and consist of fees for professional services, insurance, general overhead costs for the Company and real estate taxes on our facilities as compared with $8.4 million for the comparative nine month period ended September 30, 2009, a increase of $3.6 million. The increase is primarily a result of increased legal and advisory fees incurred in connection with the review of the Company’s strategic direction and the Tiptree Transaction. We recognized $163,000 and $225,000 related to shares of our common stock earned by our independent directors as part of their compensation for the nine month period ended September 30, 2010 and 2009, respectively. The decrease in stock-based compensation to our directors was the result of fewer directors presiding on our Board of Directors as well as a reduction in the director’s fees payable for services rendered. Effective as of August 13, 2010, each independent director is paid a base retainer of $50,000 annually, which is payable 70% in cash and 30% in stock. Payments are made quarterly in arrears. Shares of our common stock issued to our independent directors as part of their annual compensation vest immediately and are expensed by us accordingly.
     The management fees, expense reimbursements, and the relationship between CIT Healthcare and us are discussed further in Note 8.
Loss from investments in partially-owned entities
     For the nine months ended September 30, 2010, net loss from partially-owned entities amounted to $2.4 million as compared to a net loss of $3.4 million for the nine months ended September 30, 2009. Our equity in the non-cash operating loss of the Cambridge properties for the nine month period ended September 30, 2010 was $3.3 million, which included $6.8 million attributable to our share of the depreciation and amortization expenses associated with the Cambridge properties, partially offset by our share of equity income in SMC of $0.9 million.
Unrealized gains on derivatives
     We recognized a $0.5 million unrealized gain on the fair value of our obligation to issue partnership units related to the Cambridge transaction during the nine month period ended September 30, 2010 as compared to an unrealized gain of $0.3 million for the comparable period ended September 30, 2009.
Interest Expense
     We incurred interest expense of $4.3 million for the nine month period ended September 30, 2010 as compared with interest expense of $5.0 million for the nine month period ended September 30, 2009, a decrease of approximately $0.7 million. Interest expense for the nine months ended September 30, 2010 was related to the interest payable on the mortgage debt which was incurred for the acquisition of 14 facilities from Bickford. The decrease in interest expense is attributable to a $0.6 million write off of deferred financing charges incurred and $0.1 million related to the borrowings under our terminated warehouse line of credit during the nine month period ended September 30, 2009.
Cash Flows
     Cash and cash equivalents were $7.6 million at September 30, 2010 as compared with $94.7 million at September 30, 2009, a decrease of approximately $87.1 million. Cash utilized during the first nine months of 2010 was $123.1 million in our financing activities, primarily the acquisition of stock as part of the Tiptree Transaction, and $7.8 million in operating activities.

     Net cash used in operating activities for the nine months ended September 30, 2010 amounted to $7.8 million as compared with $4.6 million provided by operating activities for the nine months ended September 30, 2009, a decrease of approximately $12.4 million. Net loss before adjustments was $17.3 million. Equity in the operating results of, and distributions from, investments in partially-owned entities added $7.4 million. Non-cash charges for straight-line effects of lease revenue, push-down accounting gain, gains on sales of loans, adjustment to our valuation allowance on investments in loans, amortization of deferred loan fees, amortization and write-off of deferred financing costs, stock based compensation, unrealized loss on derivative instruments, and depreciation and amortization used $0.2 million. The net change in operating assets and liabilities provided $2.3 million and consisted of a decrease in accrued interest receivable and other assets of $0.5 million along with an increase in accounts payable and accrued expenses of $0.4 million and a $1.5 million increase in other liabilities including amounts due to a related party.
     Net cash provided by investing activities for the nine months ended September 30, 2010 was $16.0 million as compared with $106.5 million provided from investing activities for the nine months ended September 30, 2009, a decrease of approximately $106.5 million. The decrease is primarily attributable to investments in partially-owned entities of $0.9 million, offset by sales of loans to third parties generating $5.9 million and loan repayments received of $11.0 million during the first nine months of 2010, as compared with the sale of loans to CIT Healthcare for $42.2 million, sales of loans to third parties of $24.8 million and loan repayments received of $40.6 million, offset by investments in partially-owned entities of $1.1 million during the comparable period in 2009.
     Net cash used in financing activities for the nine months ended September 30, 2010 was $123.1 million as compared with net cash used in financing activities of $48.3 million for the nine months ended September 30, 2009, a decrease of $74.8 million. The decrease is primarily attributable to the cash used to consummate the purchase of our common stock via tender offer of $122.0 million as compared with the prior year repayment of $37.8 million and subsequent termination of our warehouse line of credit and payment of dividends totaling $10.3 million during the nine month period ended September 30, 2009, which did not occur during the comparable period in 2010.
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
     As of September 30, 2010, the Company had $7.6 million in cash and cash equivalents. In October, the Company paid approximately $1.1 million of legal fees related to the Tiptree transaction and our litigation with Cambridge. These fees were accrued by the predecessor and, as part of the assessment of fair value of liabilities, were part of the successor’s liabilities as of September 30, 2010. We believe that we have adequate liquidity to continue to operate and execute our business plan for at least the next twelve months. Care has a commitment to pay CIT Healthcare $2.4 million on November 16, 2010 in connection with the termination of CIT Healthcare as the Company’s manager.
     To maintain our status as a REIT under the Code, we must distribute annually at least 90% of our REIT taxable income. These distribution requirements limit our ability to retain earnings and thereby replenish or increase capital for operations.
Capitalization
     As of September 30, 2010, we had 10,063,386 shares of common stock outstanding, which includes a stock split in the ratio of three-for-two effected in the form of a common stock dividend during the third quarter of 2010.

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
     The current turmoil in the residential and commercial mortgage markets may continue to have an effect on the real estate industry in general.
Interest Rate Risk
     Interest rate risk is highly sensitive to many factors, including the availability of liquidity, governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control.
     Our operating results will depend in large part on differences between the income from assets in our real estate and mortgage loan portfolio and our borrowing costs. At present, our portfolio of variable rate mortgage loans is funded by our equity as restrictive conditions in the securitized debt markets have not enabled us to leverage the portfolio as we originally intended. Accordingly, the income we earn on this loan is subject to variability in interest rates. At current investment levels, changes in one month LIBOR at the magnitudes listed would have the following estimated effect on our annual income from investments in loans (one month LIBOR was 0.26% at September 30, 2010):

Increase / (decrease) in
Income
from investments in loans
Increase / (decrease) in one-month LIBOR	(dollars in thousands)
(20) basis points	$(27)
(10) basis points	(13)
Base interest rate	0
+100 basis points	133
+200 basis points	266
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
Non-GAAP Financial Measures
Funds from Operations
     Funds From Operations (“FFO”), which is a non-GAAP financial measure, is a widely recognized measure of REIT performance. We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than we do.
     The revised White Paper on FFO, approved by the Board of Governors of NAREIT in April 2002 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.
Adjusted Funds from Operations
     Adjusted Funds From Operations (“AFFO”), is a non-GAAP financial measure. We calculate AFFO as net income (loss) (computed in accordance with GAAP), excluding gains (losses) from debt restructuring and gains (losses) from sales of property, plus the expenses associated with depreciation and amortization on real estate assets, non-cash equity compensation expenses, the effects of straight lining lease revenue, excess cash distributions from the Company’s equity method investments and one-time events pursuant to changes in GAAP and other non-cash charges. Proportionate adjustments for unconsolidated partnerships and joint ventures will also be taken when calculating the Company’s AFFO.
     We believe that FFO and AFFO provide additional measures of our core operating performance by eliminating the impact of certain non-cash expenses and facilitating a comparison of our financial results to those of other comparable REITs with fewer or no non-cash charges and comparison of our own operating results from period to period. The Company uses FFO and AFFO in this way, and also uses AFFO as i) one performance metric in the Company’s executive compensation program and ii) to determine the incentive fee under the services agreement with TREIT. The Company also believes that its investors also use FFO and AFFO to evaluate and compare the performance of the Company and its peers, and as such, the Company believes that the disclosure of FFO and AFFO is useful to (and expected of) its investors.
     However, the Company cautions that neither FFO nor AFFO represent cash generated from operating activities in accordance with GAAP, and they should not be considered as an alternative to net income (determined in accordance with GAAP), or an indication of our cash flow from operating activities (determined in accordance with GAAP), a measure of our liquidity, or an indication of funds available to fund our cash needs, including our ability to make cash distributions. In addition, our methodology for calculating FFO and / or AFFO may differ from the methodologies employed by other REITs to calculate the same or similar supplemental performance measures, and accordingly, our reported FFO and / or AFFO may not be comparable to the FFO and AFFO reported by other REITs.
FFO and AFFO for the three and nine months ended September 30, 2010 were as follows (in thousands, except share and per share data):

	For the three months ended
	September 30, 2010
	FFO	AFFO
Net loss	$(6,994)	$(6,994)
Add:
Depreciation and amortization from partially-owned entities	2,256	2,256
Depreciation and amortization on owned properties	993	993
Adjustment to valuation allowance for investments in loans	—	(28)
Stock-based compensation	—	—
Straight-line effect of lease revenue	—	(596)
Excess cash distributions from the Company’s equity method investments	—	176
Obligation to issue OP Units	—	(718)

Funds From Operations and Adjusted Funds From Operations	$(3,745)	$(4,911)
FFO and Adjusted FFO per share basic and diluted	$(0.28)	$(0.37)
Weighted average shares outstanding — basic and diluted	13,395,879	13,395,879

	For the nine months ended
	September 30, 2010
	FFO	AFFO
Net loss	$(17,324)	$(17,324)
Add:
Depreciation and amortization from partially-owned entities	6,833	6,833
Depreciation and amortization on owned properties	2,676	2,676
Adjustment to valuation allowance for investments in loans	—	(858)
Stock-based compensation	—	163
Straight-line effect of lease revenue	—	(1,735)
Excess cash distributions from the Company’s equity method investments	—	620
Gain on sale and repayment of loans	—	(4)
Obligation to issue OP Units	—	(450)

Funds From Operations and Adjusted Funds From Operations	$(7,815)	$(10,079)
FFO and Adjusted FFO per share basic and diluted	$(0.43)	$(0.56)
Weighted average shares outstanding — basic and diluted	17,919,249	17,919,249
FORWARD-LOOKING INFORMATION
     We make forward looking statements in this Form 10-Q that are subject to risks and uncertainties. These forward looking statements include information about possible or assumed future results of our business and our financial condition, liquidity, results of operations, plans and objectives. They also include, among other things, statements concerning anticipated revenues, income or loss, capital expenditures, dividends, capital structure, or other financial terms, as well as statements regarding subjects that are forward looking by their nature, such as:
•	our ability to transfer internal management

•	our business and financing strategy;

•	our ability to acquire investments on attractive terms;

•	our understanding of our competition;

•	our projected operating results;

•	market trends;

•	estimates relating to our future dividends;

•	completion of any pending transactions;

•	projected capital expenditures; and

•	the impact of technology on our operations and business.

     The forward looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account the information currently available to us. These beliefs, assumptions, and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, and results of operations may vary materially from those expressed in our forward looking statements. You should carefully consider this risk when you make a decision concerning an investment in our securities, along with the following factors, among others, that could cause actual results to vary from our forward looking statements:
•	the factors referenced in this Form 10-Q;

•	general volatility of the securities markets in which we invest and the market price of our common stock;

•	uncertainty in obtaining stockholder approval, to the extent it is required, for a strategic alternative;

•	changes in our business or investment strategy;

•	changes in healthcare laws and regulations;

•	availability, terms and deployment of capital;

•	availability of qualified personnel;

•	changes in our industry, interest rates, the debt securities markets, the general economy or the commercial finance and real estate markets specifically;

•	the degree and nature of our competition;

•	the performance and financial condition of borrowers, operators and corporate customers;

•	increased rates of default and/or decreased recovery rates on our investments;

•	changes in governmental regulations, tax rates and similar matters;

•	legislative and regulatory changes (including changes to laws governing the taxation of REITs or the exemptions from registration as an investment company);

•	the adequacy of our cash reserves and working capital and

•	the timing of cash flows, if any, from our investments.
     When we use words such as “will likely result,” “may,” “shall,” “believe,” “expect,” “anticipate,” “project,” “intend,” “estimate,” “goal,” “objective” or similar expressions, we intend to identify forward looking statements. You should not place undue reliance on these forward looking statements. We are not obligated to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise.

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
Changes in Internal Control over Financial Reporting
     There has been no change in our internal control over financial reporting during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

ITEM 1.	Legal Proceedings
Class-action litigation
     On September 18, 2007, a class action complaint for violations of federal securities laws was filed in the United States District Court, Southern District of New York alleging that the Registration Statement relating to the initial public offering of shares of our common stock, filed on June 21, 2007, failed to disclose that certain of the assets in the contributed portfolio were materially impaired and overvalued and that we were experiencing increasing difficulty in securing our warehouse financing lines. On January 18, 2008, the court entered an order appointing co-lead plaintiffs and co-lead counsel. On February 19, 2008, the co-lead plaintiffs filed an amended complaint citing additional evidentiary support for the allegations in the complaint. We believe the complaint and allegations are without merit and intend to defend against the complaint and allegations vigorously. We filed a motion to dismiss the complaint on April 22, 2008. The plaintiffs filed an opposition to our motion to dismiss on July 9, 2008, to which we filed our reply on September 10, 2008. On March 4, 2009, the court denied our motion to dismiss. Care filed its answer on April 15, 2009. At a conference held on May 15, 2009, the Court ordered the parties to make a joint submission (the “Joint Statement”) setting forth: (i) the specific statements that Plaintiffs claim are false and misleading; (ii) the facts on which Plaintiffs rely as showing each alleged misstatement was false and misleading and (iii) the facts on which Defendants rely as showing those statements were true. The parties filed the Joint Statement on June 3, 2009. On July 31, 2009, the parties entered into a stipulation that narrowed the scope of the proceeding to the single issue of the warehouse financing disclosure in the Registration Statement. Fact discovery closed on April 23, 2010.
     The Court ordered the parties to file an abbreviated joint pre-trial statement on June 9, 2010, and scheduled a pre-trial conference for June 11, 2010. At the conclusion of the pre-trial conference, the Court asked the parties to agree on a summary judgment briefing schedule, which the parties did. Defendants filed their motion for summary judgment on July 9, 2010. Summary judgment briefing was completed on September 17, 2010. The Court has yet to rule on the motion.
Cambridge litigation
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
     On January 27, 2010, the Saada Parties answered our complaint, and simultaneously filed counterclaims that named our subsidiaries ERC Sub LLC and ERC Sub, L.P., external manager CIT Healthcare LLC, and then board chairman Flint D. Besecker, as additional third-party defendants. The Counterclaims seek four declaratory judgments construing certain contracts among the parties that are largely the mirror image of our declaratory judgment claims. In addition, the Counterclaims also seek monetary damages for purported breaches of fiduciary duty and the duty of good faith and fair dealing, as well as fraudulent inducement, against us and the third-party defendants jointly and severally.
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
     On April 27, 2010, we filed an answer to the Saada Parties’ third-party complaint. We continue to believe that the arguments advanced by Cambridge Holdings lack merit. On May 28, 2010, Cambridge Holdings filed a motion for leave to amend its previously-asserted counterclaims and third-party complaint to include a new claim for breach of contract against Care. This proposed new claim asserts that Cambridge Holdings and Care agreed, in October 2009, upon a sale of ERC Sub, L.P.’s 85% limited partnership interest in the Cambridge properties back to Cambridge Holdings for $20 million in cash plus certain other arrangements involving the cancellation of partnership units and existing escrow accounts. The proposed new claim further asserts that Care reneged on this purported agreement after having previously agreed to all of its material terms, thus “breaching” the agreement. Further, the proposed new claim seeks specific performance of the purported contract. Care denies that any agreement of the sort alleged by Cambridge Holdings was ever reached, and Care also believes that the proposed new claim suffers from several deficiencies. Care filed its opposition on June 18, 2010 and Cambridge Holdings replied on July 1, 2010. In the meantime, on June 21, 2010, ERC Sub L.P. sought leave to amend its counterclaims to assert a breach of contract action against Cambridge Holdings. Cambridge Holdings did not oppose ERC Sub L.P.’s motion. On August 2, 2010, the Court granted the Saada Parties’ motion for leave to amend, and the Saada Parties’ filed their Amended Answer, Counterclaims, and Third-Party Complaint on August 4, 2010. On August 3, 2010, the Court also granted ERC Sub L.P.’s unopposed motion for leave to amend, and ERC Sub L.P. filed its Amended Answer and Counterclaim on August 5, 2010. The Saada Parties answered ERC Sub L.P.’s Counterclaim on August 23, 2010. Care moved to dismiss the Saada Parties’ new breach-of-contract cause of action on August 18, 2010. The Saada Parties responded on September 3, 2010, and Care replied on September 14, 2010. The court denied Care’s motion to dismiss without opinion on September 21, 2010. Care answered the amended counterclaim on October 6, 2010.
     On August 20, 2010, pursuant to a court order, the parties jointly designated a mediator. On September 9, 2010, the parties filed a joint motion asking the court to make certain scheduling modifications to limit litigation activity and expense prior to the mediation, including an extension of discovery deadlines. The Court granted the motion on September 14, 2010. The parties held a court-ordered mediation session on October 19, 2010. To date, a mediated resolution to the litigation has not been achieved.
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
New York Stock Exchange Suspension and Delisting
     Following the completion of the Company’s self-tender, Care’s publicly-held common stock fell below 600,000 shares, to which the Company provided notice to the New York Stock Exchange (“NYSE”). The Company announced a three-for-two stock split on September 1, 2010 in the form of a stock dividend in order to increase its publicly-held common stock above the $600,000 share threshold. The Company received a letter dated August 27, 2010 from the NYSE stating that (i) the common stock of the Company was suspended from the NYSE as of market close on August 26, 2010 and (ii) an application by the NYSE to the SEC to delist the Company’s common stock was pending completion of applicable NYSE procedures, which included the Company’s right to appeal the New York Stock Exchange Staff’s decision. The letter also stated that the NYSE decision was made after having received the final results on the completion of the Company’s self tender offer, which confirmed that fewer than 600,000 shares of the Company’s common stock remained publicly held.
     The Company appealed the NYSE Staff’s decision. In order to facilitate trading in its stock during the pendency of the NYSE appeal process, the Company was listed on the OTCQX listing platform.
     On October 21, 2010 the NYSE Regulation, Inc. Board of Directors’ Committee for Review rejected the Company’s appeal and affirmed the NYSE Staff’s decision to delist the Company’s common stock. Accordingly, the Company expects the NYSE Staff to make an application to the SEC to delist the Company’s common stock in the near future. The Company remains listed and trades on the OTCQX marketplace under the ticker symbol CVTR.

ITEM 6.	Exhibits
     Except as indicated by an asterisk (*), the following exhibits are filed herewith as part of this Form 10-Q.
(a) Exhibits

3.1*	Second Articles of Amendment and Restatement (previously filed as Exhibit 3.1 to the Company’s Form 8-K (File No. 001-33549), filed on August 13, 2010 and hereby incorporated herein by reference).
3.2*	Third Articles of Amendment and Restatement (previously filed as Exhibit 3.1 to the Company’s Form 8-K (File No. 001-33549), filed on September 3, 2010 and hereby incorporated herein by reference).
10.1*	First Amendment to Purchase and Sale Agreement by and between Care Investment Trust Inc. and Tiptree Financial Partners, L.P., dated as of July 6, 2010 (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33549), filed on July 7, 2010 and hereby incorporated herein by reference).
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Care Investment Trust Inc.
November 9, 2010	By:	/s/ Steven M. Sherwyn
Steven M. Sherwyn
Chief Financial Officer

EXHIBIT INDEX
     Except as indicated by an asterisk (*), the following exhibits are filed herewith as part of this Form 10-Q.

Exhibit No.	Description
3.1*	Second Articles of Amendment and Restatement (previously filed as Exhibit 3.1 to the Company’s Form 8-K (File No. 001-33549), filed on August 13, 2010 and hereby incorporated herein by reference).
3.2*	Third Articles of Amendment and Restatement (previously filed as Exhibit 3.1 to the Company’s Form 8-K (File No. 001-33549), filed on September 3, 2010 and hereby incorporated herein by reference).
10.1*	First Amendment to Purchase and Sale Agreement by and between Care Investment Trust Inc. and Tiptree Financial Partners, L.P., dated as of July 6, 2010 (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33549), filed on July 7, 2010 and hereby incorporated herein by reference).
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002