Form 10-K
period 2010-12-31
Care Investment Trust Inc.
filed 2011-03-31
CIK 1393726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from           to

Commission File Number: 001-33549

Care Investment Trust Inc.
(Exact name of Registrant as specified in its charter)

Maryland	38-3754322
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

780 Third Avenue, 21st Floor, New York, New York 10017
(Address of Registrant’s principal executive offices)

(212) 446-1410
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of June 30, 2010, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $107,671,122, based upon the closing sales price of $8.66 per share as reported on the New York Stock Exchange. For purposes of this calculation all of the registrant’s directors and executive officers were deemed to be affiliates of the registrant.

As of March 25, 2011, the latest practicable date, there were 10,142,137 shares, par value $0.001, of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
To the extent stated herein, the Registrant incorporates by reference into Part III of this Annual Report on Form 10-K (“Form 10-K”) portions of its Definitive Proxy Statement on Schedule 14A for the 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2010.

Care Investment Trust Inc.
Annual Report on Form 10-K
Year Ended December 31, 2010

Part I

Forward-Looking Statements

Our disclosure and analysis in this Annual Report on Form 10-K, or Form 10-K, and the documents that are incorporated by reference herein contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements provide our current expectations or forecasts of future events and are not statements of historical fact. These forward-looking statements include information about possible or assumed future events, including, among other things, discussion and analysis of our future financial condition, results of operations and funds from operations (“FFO”) and adjusted funds from operations (“AFFO”), our strategic plans and objectives, cost management, occupancy and leasing rates and trends, liquidity and ability to refinance our indebtedness as it matures, anticipated capital expenditures (and access to capital) required to complete projects, amounts of anticipated cash distributions to our stockholders in the future and other matters. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Statements regarding the following subjects, among others, are forward-looking by their nature:

•	our business and financing strategy;

•	our ability to acquire investments on attractive terms;

•	our projected operating results;

•	market trends;

•	estimates relating to our future dividends;

•	completion of any pending transactions;

•	projected capital expenditures; and

•	the impact of technology on our operations and business.

Forward-looking statements involve inherent uncertainty and may ultimately prove to be incorrect or false. You are cautioned to not place undue reliance on forward-looking statements. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or actual operating results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to:

•	the factors referenced in this Form 10-K, including those set forth under the section captioned “Risk Factors”;

•	general volatility of the securities markets in which we invest and the market price of our common stock;

•	changes in our business or investment strategy;

•	changes in healthcare laws and regulations;

•	availability, terms and deployment of capital;

•	availability of qualified personnel;

•	changes in our industry, interest rates, the debt securities markets, the general economy or the commercial finance and real estate markets specifically;

•	the degree and nature of our competition;

•	the performance and financial condition of borrowers, operators and corporate customers;

•	increased rates of default and/or decreased recovery rates on our investments;

•	increased prepayments or extensions of the mortgages and other loans underlying our mortgage portfolio;

•	changes in governmental regulations, tax rates and similar matters;

•	legislative and regulatory changes (including changes to laws governing the taxation of real estate investment trusts (“REITs”) or the exemptions from registration as an investment company);

•	the adequacy of our cash reserves and working capital; and

•	the timing of cash flows, if any, from our investments.

This list of risks and uncertainties, however, is only a summary of some of the most important factors to us and is not intended to be exhaustive. You should carefully review the risks set forth herein under the caption ITEM 1A. “Risk Factors.” New factors may also emerge from time to time that could materially and adversely affect us.

ITEM 1.	Business

Overview

Care Investment Trust Inc. (all references to “Care”, “the Company”, “we”, “us”, and “our” means Care Investment Trust Inc. and its subsidiaries) is a healthcare equity REIT formed to invest in healthcare-related real estate and mortgage debt. The Company was incorporated in Maryland in March 2007 and completed its initial public offering on June 22, 2007. As a REIT, we are generally not subject to income taxes. To maintain our REIT status, we are required to distribute annually as dividends at least 90% of our REIT taxable income, as defined by the Internal Revenue Code of 1986, as amended (the “Code”), to our stockholders, among other requirements. If we fail to qualify as a REIT in any taxable year, we would be subject to U.S. federal income tax on our taxable income at regular corporate tax rates.

We were originally formed to operate as an externally-managed REIT for the primary purpose of making mortgage investments in healthcare-related properties utilizing the origination platform of our then external manager, CIT Healthcare LLC (“CIT Healthcare”), a wholly-owned subsidiary of CIT Group Inc. (“CIT”). We acquired our initial portfolio of mortgage loan assets from CIT Healthcare at our initial public offering in exchange for cash proceeds from our initial public offering and common stock. In response to dislocations in the overall credit market, and in particular the securitized financing markets, in late 2007, we redirected our investment focus to equity investments in healthcare-related real estate, primarily medical office buildings and senior housing facilities. In 2008, we placed our mortgage loan portfolio for sale and fully shifted our strategy from investing in mortgage loans to acquiring healthcare-related real estate.

On March 16, 2010, we entered into a definitive purchase and sale agreement with Tiptree Financial Partners, L.P. (“Tiptree”) under which we agreed to sell newly issued common stock to Tiptree at $9.00 per share and to launch a cash tender offer for up to all of our outstanding common stock at $9.00 per share. These transactions were completed on August 13, 2010, resulting in a change of control of the Company. A total of approximately 19.74 million shares of our common stock, representing approximately 97.4% of our outstanding common stock, were tendered by our stockholders and approximately 6.19 million of newly issued shares of our common stock, representing approximately 92.2% of our outstanding common stock, after taking into consideration the effect of the tender offer, were issued to Tiptree in exchange for cash proceeds of approximately $55.7 million.

On November 4, 2010, in conjunction with the change of control, we entered into a termination, cooperation and confidentiality agreement with CIT Healthcare which terminated CIT Healthcare as our external manager as of November 16, 2010. A hybrid management structure was put into place with senior management becoming employees of the Company and the Company entering into a services agreement with TREIT Management, LLC (“TREIT,” which is an affiliate of Tiptree Capital Management, LLC (“Tiptree Capital”), by which Tiptree is externally managed), for the provision of certain administrative services. In this structure, day to day strategic, operational and management decisions are made internally by our management team with assistance from TREIT and under the oversight of our Board of Directors.

As of December 31, 2010, we maintained a diversified investment portfolio consisting of approximately $39.2 million (25%) in unconsolidated joint ventures that own real estate, approximately $112.2 million (70%) invested in wholly owned real estate and approximately $8.6 million (5%) in mortgage loans. Due to the change of control of the Company and our election to utilize push-down accounting, our entire portfolio was revalued as of August 13, 2010 based on the estimated fair market value of each investment on such date. Our current investments in healthcare-related real estate include medical office buildings, assisted living facilities, independent living facilities and Alzheimer facilities. Our remaining mortgage investment is primarily secured by a portfolio of skilled nursing, assisted living and senior apartment facilities.

Real Estate Equity Investments

Owned Real Estate

Bickford Senior Living Portfolio

In two separate sale-leaseback transactions occurring, respectively, in June and September of 2008, we acquired a total of fourteen (14) assisted living, independent living and Alzheimer facilities. The seller was Eby Realty Group, LLC, (“Eby”) an affiliate of Bickford Senior Living Group LLC, (“Bickford”) a privately owned operator of senior housing facilities. Simultaneously with the initial acquisition, we entered into long term master lease agreements with Eby with an initial term of 15 years. The lease was subsequently amended to include the two properties acquired from Eby in September 2008. The master lease provides for four (4) extension options of ten (10) years each. The portfolio, developed and managed by Bickford, contains 643 units with six (6) properties located in Iowa, five (5) in Illinois, two (2) in Nebraska and one (1) in Indiana. The portfolio is 100% private pay and as of December 31, 2010, weighted average occupancy for the 14 facilities was 87.6%.

Under the terms of the two transactions, the initial combined minimum annual rent due on the 14 Bickford properties was approximately $9.2 million, corresponding to an initial base lease rate of 8.21%. This rate increases 3.0% per annum. Further, we also have been accruing additional base rent of 0.26% per year, increasing at the rate of 3.0% per annum. Such incremental rent will continue to accrue through June of 2011 and thereafter will be payable over a two year period commencing in July of 2011. The master lease is a “triple net” lease, and, as such, Eby, the master lessee, is responsible for all taxes, insurance, utilities, maintenance and capital costs relating to the facilities. In addition, the obligations of Eby under the master lease are also secured by all assets of the master lessee and the subtenant facility operators, and, pending achievement of certain lease coverage ratios, by a second mortgage on another Eby project and a pledge of minority interests in five unrelated Eby projects.

The total purchase price for these two acquisitions was approximately $111.0 million. Eby had the opportunity under an earn out agreement to receive an additional $7.2 million based on the performance of the properties and certain other conditions being satisfied. Eby did not meet the performance hurdles or the other conditions related to the achievement of the earnout as of June 30, 2010 and as a result did not receive any additional proceeds related to the earnout and is no longer eligible to receive such amounts.

Unconsolidated Joint Ventures

Cambridge Medical Office Building Portfolio

As of December 31, 2010, we owned an 85% equity interest in eight (8) limited liability entities that own nine (9) Class A medical office buildings developed and managed by Cambridge Holdings, Inc. (“Cambridge”). Total rentable square footage is approximately 767,000 square feet and eight (8) of the properties are located in Texas and one (1) property is located in Louisiana. The properties are situated on medical center campuses or adjacent to acute care hospitals or ambulatory surgery centers, and are affiliated with and / or occupied by hospital systems and doctor groups. As of December 31, 2010, Cambridge owned the remaining 15% interest in each of the limited liability entities and operates the underlying properties pursuant to long-term management contracts. Pursuant to the terms of our management agreements, Cambridge acts as the manager and leasing agent of each medical office building, subject to certain removal rights held by us. The properties were approximately 92.7% leased at December 31, 2010.

The table below provides information with respect to the Cambridge portfolio:

Weighted average rent per square foot	$25.60
Average square foot per tenant	5,648
Weighted average remaining lease term	6.3 years
Largest tenant as percentage of total rental square feet	8.8%

Lease Maturity Schedule:

				% of
	Number of			Rental
Year	tenants	Square Ft	Annual Rent	Sq Ft

2011	30	83,852	$1,751,057	11.8%
2012	16	63,846	1,465,708	9.0%
2013	23	95,039	2,081,434	13.4%
2014	6	30,944	605,519	4.3%
2015	21	117,324	2,397,526	16.5%
2016	11	58,659	1,290,001	8.2%
2017	6	33,195	1,690,914	4.7%
Thereafter	13	228,770	6,935,578	32.1%

				100.0%

In December of 2007, we acquired our interest in the Cambridge portfolio in exchange for a total investment of approximately $72.4 million consisting of approximately $61.9 million of cash and the commitment to issue 700,000 operating partnership units with a stated value of $10.5 million to Cambridge, subject to the properties achieving certain performance hurdles. The operating partnership units are held in escrow and will be released to Cambridge upon the achievement of certain performance measures. Initially, we received a preferred minimum return of 8.0% on our total investment with 2.0% per annum escalations until the earlier of: (i) December 31, 2014; and (ii) when the properties, exclusive of any benefit provided by the credit support described below generate sufficient cash flow to provide the preferred return for: (a) four (4) of six (6) consecutive calendar quarters; and (b) sufficient to cover the cumulative preferred return for the entire six (6) consecutive quarters / 18 month period. Thereafter, our preferred return converts to a pari passu interest with cash flow from the properties being distributed 85% to us and 15% to Cambridge.

Credit support for our preferred return consists of:  (i) the cash flow otherwise attributable to Cambridge’s 15% stake in the entities; (ii) the distributions otherwise payable to Cambridge with respect to the operating partnership units currently held in escrow; and (iii) a reduction in the total number of operating partnership units (currently held in escrow) otherwise payable to Cambridge, when the cash flow attributable to our 85% stake in the entities is not sufficient to meet the preferred return. The sources of credit support for our preferred return described in the preceding sentence are utilized in the order presented. Accordingly, if our interest in the cash flow generated by the properties is not sufficient to fully fund our preferred return, we will first look to the cash flow otherwise allocable to Cambridge, subsequent to which we will capture the distributions otherwise payable on the operating partnership units should a shortfall still exist, and finally, we will reduce the number of operating partnership units otherwise payable to Cambridge, to the extent required to fully fund our preferred return.

The obligation to release from escrow the operating partnership units is accounted for as a derivative obligation on our balance sheet. The value of these operating partnership units is derived from our stock price (as each operating partnership unit is redeemable for one share of our common stock, or at the cash equivalent thereof, at our option), and the overall performance of the Cambridge portfolio as the number of operating partnership units eventually payable to Cambridge will be reduced to the extent such operating partnerships units are utilized as credit support for our preferred payment as described above. We are required to mark this obligation to fair value each period.

Pursuant to the terms of our investment, in the event we entered into a change of control transaction, Cambridge had a onetime contractual right to put its 15% interest in the properties to us at fair market value. In May of 2009, in accordance with this provision, we provided notice to Cambridge that we had entered into a term sheet with a third party for a transaction that would result in a change of control of Care, thereby triggering Cambridge’s onetime contractual put right. Cambridge did not exercise its right to put its interest to us in connection with this proposed transaction. Since this was a onetime contractual right which Cambridge elected not to exercise in the spring of 2009, we believe that its contractual put right has expired. We currently are in litigation with Cambridge with respect to our relative rights in connection with the change of control transaction, as more fully described in ITEM 3. Legal Proceedings.

Senior Management Concepts Senior Living Portfolio

We own interests in four (4) independent and assisted living facilities located in Utah and operated by Senior Management Concepts, LLC (“SMC”), a privately held operator of senior housing facilities. The four (4) private pay facilities contain 408 units of which 243 are independent living units and 165 are assisted living units. Four (4) affiliates of SMC have each entered into 15-year leases on the respective facilities that expire in 2022. As of December 31, 2010, weighted average occupancy for the four (4) facilities was 91.2%.

In December of 2007, we paid $6.8 million in exchange for 100% of the preferred equity interests and 10% of the common equity interests in the four (4) properties. Our agreement with SMC provides for payment to us of a preferred return of 15.0% on our investment. In addition, we are to receive a common equity return payable for up to ten years equal to 10.0% of free cash flow after payment of debt service and the preferred return as well as 10% of the net proceeds from a sale of one or more of the properties. Subject to certain conditions being met, our preferred equity interest in the properties is subject to redemption at par beginning on January 1, 2010. If our preferred equity interest is redeemed, we have the right to put our common equity interests to SMC within 30 days after notice at fair market value as determined by a third-party appraiser. In addition, we have an option to put our preferred equity interest to SMC at par any time beginning on January 1, 2016, along with our common equity interests at fair market value as determined by a third-party appraiser.

SMC, with our approval, has entered into a contract to sell three (3) of the four (4) properties in the joint venture. The transaction is currently scheduled to close on April 29, 2011. Currently, SMC is delinquent with respect to two (2) months of preferred payments totaling approximately $0.2 million. We expect that proceeds from the sale of the three (3) properties will be sufficient to enable us to recover such delinquent amounts, as well as, our allocable preferred equity investment in the three (3) properties and proceeds representing our 10% common interest in the SMC portfolio. In addition, we presently maintain a deposit reserve in excess of $0.5 million which is available to us to recover any monthly payment shortfalls. The transaction is subject to normal closing conditions, and we can offer no assurance that the transaction will ultimately close.

Investment in Loan(s)

Investments in loans amounted to approximately $8.6 million at December 31, 2010. We account for our investment in loans in accordance with Accounting Standards Codification (“ASC”) 948, which codified the FASB’s Accounting for Certain Mortgage Banking Activities (“ASC 948”). Under ASC 948, loans expected to be held for the foreseeable future or to maturity should be held at amortized cost, and all other loans should be held at the lower of cost or market (“LOCOM”), measured on an individual basis.

At December 31, 2008, in connection with our decision to reposition ourselves from a mortgage REIT to a traditional direct property ownership REIT (referred to as an equity REIT) and as a result of existing market conditions, we transferred our portfolio of mortgage loans to LOCOM because we were no longer certain that we would hold the portfolio of loans either until maturity or for the foreseeable future.

Until December 31, 2008, our intent was to hold our loans to maturity, and therefore the loans had been carried at amortized cost, net of unamortized loan fees, acquisition and origination costs, unless the loans were impaired. In connection with the transfer, we recorded an initial valuation allowance of approximately $29.3 million representing the difference between our carrying amount of the loans and their estimated fair value at

December 31, 2008. At December 31, 2009, the valuation allowance was reduced to $8.4 million representing the difference between the carrying amounts and estimated fair value of our three (3) remaining loans.

In conjunction with the change of control associated mortgage loan with the Tiptree transaction and our election to utilize push-down accounting, we valued our remaining investment at approximately $9.5 million as of August 13, 2010.

Our intent is to hold our remaining loan investment to maturity, and it is therefore carried by the Successor on the December 31, 2010 balance sheet at its amortized cost basis, net of an allowance for unrealized losses of approximately $0.4 million. The principal amortization portion of payments received is applied to the carrying value, and the interest portion of payments is recorded as interest income. The loan is secured by a total of 13 skilled nursing facilities, assisted living facilities and senior apartments located in Texas and Louisiana and has a stated interest rate of Libor plus 4.30% based on its stated principal balance of approximately $12.9 million as of December 31, 2010. The loan had an original maturity date of February 1, 2011, which was initially extended to April 21, 2011 and subsequently to June 20, 2011. As part of the second extension, the borrower will continue to pay scheduled principal and interest payments, and default interest shall accrue. Further, in connection with the first extension, the lender consortium also agreed to liquidate an existing capital expense reserve. Our share of this reserve was approximately $1.0 million which we received on February 17, 2011 and treated as partial principal paydown.

Our Management Structure

In conjunction with the Tiptree transaction and the associated change of control, on November 4, 2010 we entered a termination, cooperation and confidentiality agreement with CIT Healthcare which resulted in the termination of CIT Healthcare as our external manager effective as of November 16, 2010. In connection with the termination, we paid CIT Healthcare a termination fee of $7.4 million.

Effective November 16, 2010, we adopted a hybrid management structure with senior management becoming employees of the Company and the Company entering into a Services Agreement (the “Services Agreement”) with TREIT Management, LLC (“TREIT”), an affiliate of Tiptree Capital. Pursuant to the Services Agreement, TREIT receives a base fee of 0.50% per annum of our net equity, payable monthly, as defined in the Services Agreement and a quarterly incentive fee of 15% of adjusted funds from operations, in excess of the required minimum investment return, each as defined in the Services Agreement. The initial term of the Services Agreement expires on December 31, 2013 and will renew automatically each year thereafter for an additional one-year period unless the Company or TREIT elects not to renew. In this structure, day-to-day strategic, operational and management decisions are made internally by our management team with assistance from TREIT and under the oversight of our Board of Directors.

The Healthcare Industry

Healthcare reform dominated the political landscape in 2010. In March of 2010, President Barack Obama signed into the law the Patient Projection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”). The premise behind this comprehensive healthcare reform act was to expand the availability of medical insurance coverage and to mandate a certain level of coverage for all United States citizens by 2014. In response to the passage of the Affordable Care Act, in September of 2010, the Centers for Medicare and Medicaid Services (“CMS”) updated its February 2010 projections for national health expenditures for the years 2009 to 2019. Based on this revised report, national health expenditures for 2010 were expected to increase by 5.1% to $2.6 trillion, representing 17.5% of U.S. GDP. National health expenditures over the period from 2009 through 2019 are projected to increase at an annual compound rate of 6.3%, with national health spending expected to reach $4.6 trillion and comprise 19.6% of U.S. GDP by 2019.

Senior citizens continue to be the largest consumers of healthcare services in the United States. According to CMS, on a per capita basis, the 75-year and older segment of the population spends 76% more on healthcare than the 65 to 74-year-old segment and over 200% more than the population average. According to the U.S. Administration of Aging, the 65 and older segment of the population is projected to increase from 39.6 million or 12% of the U.S. population to 72.1 million or 19% of the U.S. population by 2030. The number and percentage of the U.S. population which is 65 or older continue to increase as the “baby boomer” generation begins to reach 65 and due to advances in medicine and technology that have increased the average life expectancy of the population.

The delivery of healthcare services in the U.S. requires a variety of physical plants, including, among others, hospitals, surgical centers, skilled nursing facilities, independent and assisted living facilities, medical office buildings, laboratories and research facilities. Healthcare providers require real estate investors and financiers to maintain as well as grow their businesses. Given the demographic trends for healthcare spending and an aging population with an increased life expectancy, we believe that the healthcare-related real estate market will continue to provide attractive investment opportunities.

Our Facilities

The market for healthcare real estate is extensive and includes real estate owned by a variety of healthcare operators. The following describes the nature of the operations of our existing and prospective tenants and borrowers:

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

•	Independent Living Facilities, “ILFs”. These facilities are designed to meet the needs of seniors who choose to live in an independent environment surrounded by their contemporaries while receiving services such as housekeeping, meals and activities. ILF residents generally do not need assistance with activities of daily living, including bathing, eating and dressing. However, residents have the option to contract for these services.

•	Assisted Living Facilities, “ALFs”. These facilities are licensed care facilities that provide personal care services, support and housing for those who need help with activities of daily living yet require only limited medical care. Programs and services provided by ALFs may include, among others, transportation, social activities, exercise and fitness programs, beauty or barber shop access, hobby and craft activities, community excursions, and meals in a dining room setting. Such facilities are often in apartment style buildings with private residences ranging from single rooms to large apartments. Certain ALFs may offer higher levels of personal assistance for residents with Alzheimer’s disease or other forms of dementia. Levels of personal assistance are based in part on local regulations.

•	Continuing Care Retirement Communities, “CCRCs”. These facilities provide housing and health-related services under long-term contracts. This alternative is appealing to residents as it eliminates the need for relocating as health and medical needs increase over time, thus allowing residents to “age in place.” Some CCRCs require a substantial entry fee or buy-in fee, and most also charge monthly maintenance fees in exchange for a living unit, meals and some health services. CCRCs typically require the individual to be in relatively good health and independent upon entry.

Medical Office Buildings

Medical office buildings, or MOBs, typically contain physicians’ offices and examination rooms, and may also include pharmacies, hospital ancillary service space and outpatient service facilities such as diagnostic centers, rehabilitation clinics and day-surgery operating rooms. While MOBs are similar to commercial office buildings, they generally require incremental plumbing, electrical and mechanical systems to accommodate multiple exam rooms that may require sinks in every room, brighter lights and other special equipment such as for dispensing medical gases and taking x-rays. Such properties may be master-leased to a single operator/manager or directly leased to individual tenants.

Skilled Nursing Facilities

Skilled Nursing Facilities, or SNFs, offer restorative, rehabilitative and custodial nursing care for people not requiring the more extensive and sophisticated treatment available at hospitals. Ancillary revenues and revenue from sub-acute care services are derived from providing services to residents beyond room and board and include occupational, physical, speech, respiratory and intravenous therapy; wound care; oncology treatment; brain injury care; and orthopedic therapy; as well as, sales of pharmaceutical and pharmaceutical related products. Certain skilled nursing facilities may provide some of the foregoing services on an outpatient basis. Skilled nursing services provided by our tenants in these facilities are primarily paid for by private sources or through the Medicare and Medicaid programs.

Other Healthcare Facilities

Other healthcare facilities which we may invest in include physician group practice clinic facilities, health and wellness centers, facilities used for other healthcare purposes, such as behavioral health, manufacturing facilities for medical devices, outpatient centers, and hospitals, including acute care hospitals, long-term acute care and specialty hospitals and rehabilitation hospitals.

Healthcare and Other Regulation

Overview

The tenants and operators of healthcare properties are typically subject to extensive federal, state and local laws and regulations including, but not limited to, laws and regulations related to licensure, conduct of operations, ownership of facilities, addition of facilities, services, prices for services, billing for services, and the confidentiality and security of health-related information. Federal healthcare reform legislation passed in 2010 along with the expansion of other applicable federal, state or local laws and regulations, new interpretations of existing laws and regulations or changes in enforcement priorities could have a material adverse effect on certain of our tenants and operators’ liquidity, financial condition and results of operations, which, in turn, could adversely impact their ability to satisfy their contractual obligations. These regulations are wide-ranging and complex, and may vary or overlap from jurisdiction to jurisdiction. Compliance with such regulatory requirements, as interpreted and amended from time to time, can increase operating costs and thereby adversely affect the financial viability of our tenants’ and operators’ business. These laws authorize periodic inspections, audits and investigations, and identification of deficiencies that, if not corrected, could result in sanctions that include suspension or loss of licensure to operate and loss of rights to participate in the Medicare and Medicaid programs. Regulatory agencies have substantial powers to affect the actions of tenants and operators of our properties if the agencies believe that there is an imminent threat to patient welfare, and in some states these powers can include assumption of interim control over facilities through receiverships.

Medicare is a federal program that provides certain hospital, nursing home and medical insurance benefits to persons over the age of 65, certain persons with disabilities and persons with end-stage renal disease and Lou Gehrig’s Disease. Medicare, however, only pays for 100 days of nursing home care per illness upon release from a hospital. Medicaid is a medical assistance program jointly funded by federal and state governments and administered by each state pursuant to which benefits are available to certain indigent patients. The majority of governmental funding for nursing home care comes from the Medicaid program to the extent that a patient has spent their assets down to a predetermined level. Medicaid reimbursement rates, however, typically are less than the amounts charged by the tenants of our properties. The states have been afforded latitude in setting payment rates for nursing home providers. Furthermore, federal legislation limits a skilled nursing facility operator’s ability to withdraw from the Medicaid program by restricting the eviction or transfer of Medicaid residents. For the last several years, many states have announced actual or potential budget shortfalls, a situation which will likely continue due to the current economic crisis. As a result of such actual or anticipated budget shortfalls, many states have implemented, are implementing or considering implementing “freezes” or cuts in Medicaid reimbursement rates paid to providers, including skilled nursing providers. Changes to Medicaid eligibility criteria are also possible, thereby reducing the number of beneficiaries eligible to have their medical care reimbursed by government sources. The Affordable Care Act requires states to at least maintain Medicaid eligibility standards established prior to the enactment of the law for adults until January 1, 2014 and for children until October 1, 2019. However, states with budget deficits may seek a waiver from this requirement to address eligibility standards that apply to adults making more than 133% of the federal poverty level. Any decrease in reimbursement rates or loss of coverage by beneficiaries could have a significant effect on a tenant’s or operator’s financial condition, and as a result, could adversely impact us.

The Medicare and Medicaid statutory framework is subject to administrative rulings, interpretations and discretion that affect the amount and timing of reimbursement made under Medicare and Medicaid. The amounts of program payments received by our operators and tenants can be changed from time to time, and at any time, by legislative or regulatory actions and by determinations by agents for the programs due to an economic downturn or otherwise. Such changes may be applied retroactively under certain circumstances. In addition, private payors, including managed care payors, continually demand discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk. In addition to the various cost containment provisions contained in the Affordable Care Act, efforts to impose greater discounts and more stringent cost controls upon operators by private payors are expected to intensify and continue. Furthur, private payors and managed care payors that provide insurance coverage for nursing home care, assisted living or independent living are limited in number. The primary private source of coverage for nursing home care and assisted living facilities is long-term care insurance, which is costly and not widely held by patients. We cannot assure you that adequate third-party reimbursement levels will continue to be available for services to be provided by the tenants and operators of our properties which currently are being reimbursed by Medicare, Medicaid and private payors. Significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on these tenants’ and operators’ liquidity, financial condition and results of operations, which could adversely affect their ability to make rental payments under, and otherwise comply with the terms of, their leases with us.

Changes in government regulations and reimbursement (due to the economic downturn or otherwise), increased regulatory enforcement activity and regulatory non-compliance by our tenants and operators can all have a significant effect on their operations and financial condition, and as a result, can adversely impact us. Please see ITEM 1A. “Risk Factors” for more information.

Different properties within our portfolio may be more or less likely subject to certain types of regulation which in some cases is specific to the type of facility (e.g., the regulation of continuing care retirement communities by state Departments of Insurance). Notwithstanding the foregoing, all healthcare facilities are potentially subject to the full range of regulation and enforcement as more fully described below. We expect that the healthcare industry will continue to face increased regulation and pressure in the areas of fraud, waste and abuse, cost control, healthcare management and provision of services. Further, as provided for in the Affordable Care Act, we expect continuing cost control initiatives and reform efforts. Each of these factors can lead to reduced or slower growth in reimbursement for certain services provided by our tenants and operators, as well as reduced demand for certain of the services that they provide. In addition, we believe healthcare services are increasingly being provided on an outpatient basis or in the home. Accordingly, hospitals and other healthcare providers are increasingly providing an increased percentage of their services to uninsured patients. Many of the material provisions of the Affordable Care Act, including those mandating insurance coverage, will not be fully implemented until 2014. In addition, more than 20 challenges to the Affordable Care Act have been filed in federal courts. Some federal district courts have upheld the constitutionality of the Affordable Care Act. Others have held unconstitutional the requirement that individuals maintain health insurance or pay a penalty and have either found the Affordable Care Act void in its entirety or left the remainder of the Affordable Care Act intact. These lawsuits are subject to appeal, and it is unclear how these lawsuits will be resolved. Further, the U.S. Congress is considering bills that would repeal or revise the Affordable Care Act. Therefore, at this time, it is not possible to project the impact which such legislation will eventually have on reducing the number of uninsured patients or what, if any, impact it will have on the period prior to 2014.

Fraud and Abuse

There are extensive federal and state laws and regulations prohibiting fraud and abuse in the healthcare industry, the violation of which could result in significant criminal and civil penalties that can materially affect the tenants and operators of healthcare properties. The Federal laws include:

•	The anti-kickback provisions of the Medicare and Medicaid programs, which prohibit, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate) directly or indirectly in return for or to induce the referral of an individual to a person for the furnishing or arranging for the furnishing of any item or service for which payment may be made in whole or in part under Medicare or Medicaid;

•	The “Stark Law,” which prohibits, with limited exceptions, referrals by physicians of Medicare or Medicaid patients to providers of a broad range of designated healthcare services with which physicians (or their immediate family members) have ownership interests or certain other financial (compensation) arrangements;

•	The False Claims Act, which prohibits any person from knowingly presenting false or fraudulent claims for payment to the Federal government (including the Medicare and Medicaid programs);

•	The Civil Monetary Penalties Law, which authorizes the Department of Health and Human Services to impose civil penalties administratively for fraudulent acts; and

•	The Health Insurance Portability and Accountability Act of 1996 (commonly referred to as “HIPAA”), the Health Information Technology for Economic and Clinical Health Act of 2009, and implementing regulations, which among other things, protects the privacy and security of individually identifiable health information by limiting its use and disclosure and require providers to report breaches of such information to affected individuals, the Department of Health and Human Services, and in some cases, the media.

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

Many states have adopted laws or are considering legislative proposals similar to the Federal anti-kickback provisions, Stark Law or False Claims Act, some of which apply to a broader list of services than those covered by Federal restrictions and/or apply regardless of whether the service was reimbursed by Medicare or Medicaid. Many states have also adopted or are considering legislative proposals to increase patient protections, such as requiring criminal background checks of all employees and contractors and limiting the use and disclosure of patient specific health information. These state laws often impose criminal and civil penalties similar to the federal laws.

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

The majority of states have enacted laws implementing specific requirements in the event that the personal information of a patient or resident is compromised. Although these requirements vary from state to state, notification of security breaches to the state attorney general and affected patients or residents is often required. Notification may be costly and time consuming and a failure to comply with these requirements may result in civil or criminal penalties. To the extent to which our tenants and/or operators own or maintain personal information, they may be required to comply with the state security breach laws which could increase operating costs and decrease profitability.

In the ordinary course of their business, the tenants and operators of our properties have been and are subject regularly to inquiries, inspections, investigations and audits by Federal and state agencies that oversee these laws and regulations. Generally, skilled nursing facilities are licensed on an annual or bi-annual basis and certified annually for participation in the Medicare and Medicaid programs through various regulatory agencies which determine compliance with federal, state and local laws. The recent increased funding aimed to combat fraud, waste and abuse has led to a dramatic increase in the number of investigations, audits and enforcement actions. Private enforcement of healthcare fraud also has increased due in large part to amendments to the civil False Claims Act in 1986 that were designed to encourage private individuals to sue on behalf of the government. These whistleblower suits by private individuals, known as qui tam suits, may be filed by almost anyone, including present and former patients or nurses and other employees. HIPAA also created a series of new healthcare-related crimes.

As Federal and state budget pressures continue, Federal and state administrative agencies may also continue to escalate investigation and enforcement efforts to eliminate waste and to control fraud and abuse in governmental healthcare programs. A violation of any of these Federal or state fraud and abuse laws and regulations could have a material adverse effect on our tenants’ and operators’ liquidity, financial condition and results of operations, which could adversely affect their ability to make rental payments under, or otherwise comply with the terms of, their leases with us.

Healthcare Reform; Patient Protection and Affordable Care Act

Healthcare is the largest industry in the U.S. based on GDP and continues to attract a great deal of legislative interest and public attention.

In March 2010, President Barack Obama signed into law the Affordable Care Act, which represents the most expansive social legislation enacted in decades. The stated objective of the Affordable Care Act was to ensure that all Americans have access to quality, affordable healthcare and create the transformation within the U.S. healthcare system necessary to contain costs.

The Affordable Care Act consists of nine (9) titles which, as enacted, will be implemented gradually beginning in 2010. Certain provisions, such as those pertaining to pre-existing conditions for children and extending coverage for dependent children until age 26, became effective in 2010. Other provisions, such as mandatory insurance coverage for all individuals, are scheduled by the Affordable Care Act to become effective in 2014. The Congressional Budget Office initially estimated that the total cost of the bill to be $940 billion over ten (10) years, but projected that passage of the bill would reduce the Federal deficit by approximately $143 billion over the same ten (10) year period. If fully implemented, as enacted, the new law is projected to expand insurance coverage to 32 million Americans who are currently uninsured. Such insurance would be made available through a combination state-based exchanges with subsidies available to low income individuals and families. In addition, separate healthcare exchanges would be created to enable small businesses to purchase coverage for their employees. Employers with more than 200 employees must automatically enroll new full-time employees in coverage. Employers with more than 50 employees who fail to acquire health insurance for their employees would be subject to an annual fine with respect to any worker who receives Federal subsidies to purchase health insurance. Further in 2014, individuals, with limited exceptions, will be required to purchase health insurance or pay an annual fine. The cost of providing the subsidized and incremental health insurance provided for in the Affordable Care Act will be paid for by a combination of tax increases and new taxes, including an excise tax on high cost health plans.

The controversy surrounding the healthcare reform bill did not end with its passage. More than 20 challenges to the Affordable Care Act have been filed in federal courts. Some federal district courts have upheld the constitutionality of the Affordable Care Act. Others have held unconstitutional the requirement that individuals maintain health insurance or pay a penalty and have either found the Affordable Care Act void in its entirety or left the remainder of the Affordable Care Act intact. These lawsuits are subject to appeal, and it is unclear how these lawsuits will be resolved. Further, the U.S. Congress is considering bills that would repeal or revise the Affordable Care Act.

At this time, it is difficult to determine the long term implications of the passage of the Affordable Care Act. As described above, many of the provisions are scheduled to be implemented over time and portions of the act are being legally challenged. In its current form, the law will greatly expand the number of insured Americans, thereby increasing their ability to pay for certain healthcare services. The combination of an aging population base and increasing the percentage of total Americans who are insured should increase overall demand for healthcare services, thereby enhancing the profitability of our tenants and operators. A basic premise of the law is that expanding insurance coverage will result in greater efficiencies, thereby reducing healthcare expenditures as a percentage of U.S. GDP. The emphasis on such efficiencies may reduce operating margins for both our tenants and operators and create overall pressure on their profitability.

Prior Healthcare Legislation and Regulations

The passage of the Affordable Care Act was the culmination of years of effort by the U.S. Federal government to provide a basic level of health care insurance for all Americans and to better control the total amount and rate of growth of Federal expenditures on health care. In 1997, the Federal government enacted the Balanced Budget Act (“BBA”), which contained extensive changes to the Medicare and Medicaid programs, including substantial Medicare reimbursement reductions for healthcare operations. For certain healthcare providers, including hospitals and skilled nursing facilities, implementation of the BBA resulted in more drastic reimbursement reductions than had been anticipated. In addition to its impact on Medicare, the BBA also afforded states more flexibility in administering their Medicaid plans, including the ability to shift most Medicaid enrollees into managed care plans without first obtaining a federal waiver.

The following key legislative and regulatory changes have been made to the BBA to provide some relief from the drastic reductions in Medicare and Medicaid reimbursement resulting from implementation of the BBA:

•	The Balanced Budget Refinement Act of 1999 (“BBRA”);

•	The Medicare, Medicaid, and State Child Health Insurance Program Benefits Improvement and Protection Act of 2000 (“BIPA”);

•	The one-time “administrative fix” to increase skilled nursing facility payment rates by 3.26%, instituted by CMS beginning on October 1, 2003;

•	The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“Medicare Modernization Act,” sometimes referred to as the “Drug Bill”);

•	The Deficit Reduction Act of 2005 (Pub. L No 109-171) (“DRA”);

•	The Tax Relief and Health Care Act of 2006 (Pub L. No. 109-432); and

•	The Medicare, Medicaid, and SCHIP Extension Act of 2007 (Pub L. No. 110-173).

The Balanced Budget Refinement Act of 1999 (“BBRA”) was enacted by the U.S. Federal government in response to widespread healthcare industry concern about the reductions in payments under the BBA. The BBRA increased the per diem reimbursement rates for certain high acuity patients by 20% from April 1, 2000 until case mix refinements were implemented by CMS, as explained in more detail below. The BBRA also imposed a two-year moratorium on the annual cap mandated by the BBA on physical, occupational and speech therapy services provided to a patient by outpatient rehabilitation therapy providers, including Part B covered therapy services in nursing facilities. Relief from the BBA therapy caps has been subsequently extended multiple times by Congress, with the most recent extension set to expire on December 31, 2011.

Pursuant to its final rule updating SNF Prospective Payment System (“PPS”) for the 2006 Federal fiscal year, CMS refined the resource utilization groups (“RUGs”) used to determine the daily payment for beneficiaries in skilled nursing facilities by adding nine (9) new payment categories. The result of this refinement, which became effective on January 1, 2006, was to eliminate the temporary add-on payments that Congress enacted as part of the BBRA.

Under its final rule updating payments for the 2007 Federal fiscal year, CMS reduced reimbursement of uncollectible Medicare coinsurance amounts for all beneficiaries (other than beneficiaries of both Medicare and Medicaid) from 100% to 70% for SNF cost reporting periods beginning on or after October 1, 2005. The rule also included various options for classifying and weighting patients transferred to a SNF after a hospital stay less than the mean length of stay associated with that particular diagnosis-related group.

On July 31, 2009, CMS issued its final rule updating SNF PPS for the 2010 Federal fiscal year (October 1, 2009 through September 30, 2010). Under the final rule, the update to the SNF PPS standard federal payment rate for SNFs included a 2.2% increase in the market basket index for the 2010 fiscal year. The final rule also provided a recalibration in the case-mix indexes for the resource utilization groups used to determine the daily payment for beneficiaries in SNFs that was expected to reduce payments to skilled nursing facilities by 3.3% in fiscal year 2010. CMS estimated that net payments to SNFs as a result of the market basket increase and the recalibration in the case-

mix indexes for RUGs under the final rule would decrease by approximately $360 million, or 1.1%, in fiscal year 2010. The final rule also included other changes that potentially would affect net payments to SNFs, including, by way of example, implementation of the RUG-IV classification model for fiscal year 2011 and possible new requirements for the quarterly reporting of nursing home staffing data.

Healthcare Legislation and Regulations Subsequent to the Affordable Care Act

On July 22, 2010, CMS published a notice updating SNF PPS rates for the 2011 Federal fiscal year. The notice contains a number of provisions in compliance with the Affordable Care Act, such as final rates under RUG-IV and the hybrid payment system mandated by the Affordable Care Act. The payment rates for RUG-IV went into effect as of October 2010 on an interim basis until CMS develops the hybrid RUG system, known as HR — III. CMS estimates that overall estimated payments for SNFs in fiscal year 2011 will increase by $542 million, or 1.7% as compared to fiscal year 2010.

The ongoing debate, lawsuits and continued controversy surrounding the Affordable Care Act substantiates our belief that healthcare legislation, at both the Federal and state levels, is, and will continue to be, an ongoing and dynamic process. Accordingly, we cannot project with certainty what impact future changes in healthcare legislation will have on our business and profitability. For example, pricing adjustments to items such as the SNF PPS, therapy services or Medicare reimbursement for SNFs may have material adverse impact on our tenants or operators, which in turn could have a materially adverse affect on us. The Affordable Care Act placed significant emphasis on the continued viability of the Medicare and Medicaid systems and their ability to provide cost efficient medical care. It also provided methodologies for improving the general healthcare delivery system in this country. It is not possible to determine with certainty the impact which continued government scrutiny will have on the economics of delivering healthcare services in the United States. We cannot, therefore, assure you that future healthcare legislation or changes in the administration or implementation of governmental healthcare reimbursement programs will not have a material adverse effect on our tenants’ and operators’ liquidity, financial condition or results of operations, which could adversely affect their ability to make payments to us and which, in turn, could have a material adverse effect on us.

Certificates of Need and State Licensing

Certificate of need, “CON”, regulations control the development and expansion of healthcare services and facilities in certain states. Some states also require regulatory approval prior to changes in ownership of certain healthcare facilities. In the last several years, in response to mounting Medicaid budget deficits, many states have begun to tighten CON controls, including the imposition of moratoriums on new facilities, and the imposition of stricter controls over licensing and change of ownership rules. States that do not have CON programs may have other laws or regulations that limit or restrict the development or expansion of healthcare facilities. To the extent that CONs or other similar approvals are required for expansion or the operations of our facilities, either through facility acquisitions, expansion or provision of new services or other changes, such expansion could be affected adversely by the failure or inability of our tenants and operators to obtain the necessary approvals, changes in the standards applicable to such approvals or possible delays and expenses associated with obtaining such approvals.

Americans with Disabilities Act (the “ADA”)

Our current properties and those we might acquire must comply with the ADA to the extent that such properties are “public accommodations” as defined in that statute. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. To date, we have not received any notices of substantial noncompliance with the ADA requirements. Accordingly, we have not incurred substantial capital expenditures to address ADA concerns. In some instances, our tenants and operators may be responsible for any additional amounts that may be required to make facilities ADA-compliant. Noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we continue to assess our properties and make alterations as appropriate in this respect.

Environmental Matters

A wide variety of federal, state and local environmental and occupational health and safety laws and regulations affect healthcare facility operations. These complex federal and state statutes, and their enforcement, involve a myriad of regulations, many of which involve strict liability on the part of the potential offender. Some of these federal and state statutes may directly impact us. Under various federal, state and local environmental laws, ordinances and regulations, an owner or operator of real property or a secured lender may be liable for the costs of removal or remediation of hazardous or toxic substances at, under or disposed of in connection with such property, as well as other potential costs relating to hazardous or toxic substances (including government fines and damages for injuries to persons, adjacent property, and/or natural resources). This may be true even if we did not cause or contribute to the presence of such substances. The cost of any required remediation, removal, fines or personal or property damages and the owner’s or secured lender’s liability therefore could exceed or impair the value of the property, and/or the assets of the owner or secured lender. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect the owner’s ability to sell or rent such property or to borrow using such property as collateral which, in turn, could reduce our revenues. For a description of the risks associated with environmental matters, see ITEM 1A. “Risk Factors.”

Competition

We compete for real estate property investments with healthcare providers, other healthcare-related REITs, healthcare lenders, real estate partnerships, banks, insurance companies and other investors. Some of our competitors are significantly larger and have greater financial resources and lower costs of capital than we do.

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

Employees

In conjunction with last year’s change of control and Tiptree becoming our majority stockholder, we entered into a termination, cooperation and confidentiality agreement with CIT Healthcare which terminated CIT Healthcare as our external manager as of November 16, 2010. A hybrid management structure was put into place with senior management becoming employees of the Company and the Company entering into a services agreement with TREIT. Accordingly, we currently have five (5) employees who are based in our corporate headquarters located at 780 Third Avenue in New York City. Prior to the termination of CIT Healthcare as our external manager, we did not have any employees, our officers were employees of our external manager and we did not have separate facilities.

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

We elected on our 2007 U.S. income tax return to be taxed as a REIT under Sections 856 through 860 of the Code for our taxable year ended December 31, 2007. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our REIT taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income tax on our taxable income at regular corporate rates and we will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four (4) years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distributions to stockholders. However, we believe that we will operate in such a manner as to qualify for treatment as a REIT and we intend to operate in the foreseeable future in such a manner so that we will qualify as a REIT for federal income tax purposes. We may, however, be subject to certain state and local taxes.

The Code defines a REIT as a corporation, trust or association: (i) which is managed by one or more trustees or directors; (ii) the beneficial ownership of which is evidenced by transferable shares, or by transferable certificates of beneficial interest; (iii) which would be taxable, but for Sections 856 through 860 of the Code, as a domestic corporation; (iv) which is neither a financial institution nor an insurance company subject to certain provisions of the Code; (v) the beneficial ownership of which is held by 100 or more persons; (vi) during the last half of each taxable year not more than 50% in value of the outstanding stock of which is owned, actually or constructively, by five (5) or fewer individuals; and (vii) which meets certain other tests, described below, regarding the amount of its distributions and the nature of its income and assets. The Code provides that conditions (i) to (iv), inclusive, must be met during the entire taxable year and that condition (v) must be met during at least 335 days of a taxable year of 12 months, or during a proportionate part of a taxable year of less than 12 months.

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

At the close of each quarter of Care’s taxable year, it must also satisfy tests relating to the nature of its assets. First, at least 75% of the value of Care’s total assets must be represented by real estate assets (including shares of stock of other REITs) cash, cash items, or government securities. For purposes of this test, the term “real estate assets” generally means real property (including interests in real property and mortgages, and certain mezzanine loans) and shares in other REITs, as well as any stock or debt instrument attributable to the investment of the proceeds of a stock offering or a public debt offering with a term of at least five years, but only for the one-year period beginning on the date the proceeds are received. Second, not more than 25% of Care’s total assets may be represented by securities other than those in the 75% asset class. Third, of the investments included in the 25% asset class and except for certain investments in other REITs, “qualified REIT subsidiaries” (“QRSs”) and “taxable REIT subsidiaries” (“TRSs”), the value of any one issuer’s securities owned by Care may not exceed 5% of the value of Care’s total assets, and Care may not own more than 10% of the vote or value of the securities of any one issuer. Solely for purposes of the 10% value test, however, certain securities including, but not limited to, securities having specified characteristics (“straight debt”), loans to an individual or an estate, obligations to pay rents from real property and securities issued by a REIT, are disregarded as securities. Fourth, not more than 20% (25% for taxable years beginning on or after January 1, 2009) of the value of Care’s total assets may be represented by securities of one or more TRSs.

Care, directly and indirectly, owns interests in various partnerships and limited liability companies, that are either disregarded or treated as partnerships, for federal income tax purposes. In the case of a REIT that is a partner in a partnership or a member of a limited liability company that is treated as a partnership under the Code, for purposes of the REIT asset and income tests, the REIT will be deemed to own its proportionate share of the assets of the partnership or limited liability company and will be deemed to be entitled to its proportionate share of gross income of the partnership or limited liability company, in each case, determined in accordance with the REIT’s capital interest in the entity (subject to special rules related to the 10% asset test).

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

Care also owns interests in subsidiaries which are intended to be treated as a QRS. The Code provides that such subsidiaries will be ignored for federal income tax purposes and all assets, liabilities and items of income, deduction and credit of such subsidiaries will be treated as the assets, liabilities and such items of Care. If any partnership, limited liability company or subsidiary in which Care owns an interest were treated as a regular corporation (and not as a partnership, subsidiary REIT, QRS or TRS, as the case may be) for federal income tax purposes, Care would likely fail to satisfy the REIT asset tests described above and would therefore fail to qualify as a REIT, unless certain relief provisions apply. Care believes that each of the partnerships, limited liability companies and subsidiaries (other than a TRS), in which it owns an interest will be treated for tax purposes as a partnership, disregarded entity (in the case of a 100% owned limited liability company), REIT or QRS, as applicable, although no assurance can be given that the Internal Revenue Service will not successfully challenge the status of any such organization.

A REIT may own any percentage of the voting stock and value of the securities of a corporation which jointly elects with the REIT to be a TRS, provided certain requirements are met. A TRS generally may engage in any business, including the provision of customary or non-customary services to tenants of its parent REIT and of others, provided that a TRS, subject to certain exceptions, may not manage or operate a hotel or healthcare facility. A TRS is treated as a regular corporation and is subject to federal income tax and applicable state income and franchise taxes at regular corporate rates. In addition, a 100% tax may be imposed on a REIT if its rental, service or other agreements with its TRS, or the TRS’s agreements with the REIT’s tenants, are not on arm’s-length terms. As of December 31, 2010, Care did not own any interests in subsidiaries which have elected to be taxable REIT subsidiaries (each a “TRS”).

In order to qualify as a REIT, Care is required to distribute dividends (other than capital gain dividends) to its stockholders in an amount at least equal to: (A) the sum of: (i) 90% of its “real estate investment trust taxable income” (computed without regard to the dividends paid deduction and its net capital gain) and (ii) 90% of the net income, if any (after tax), from foreclosure property, minus (B) the sum of certain items of non-cash income. Such distributions must be paid, or treated as paid, in the taxable year to which they relate. At Care’s election, a distribution will be treated as paid in a taxable year if it is declared before Care timely files its tax return for such year, and is paid on or before the first regular dividend payment after such declaration, provided such payment is made during the twelve (12) month period following the close of such year. To the extent that Care does not distribute all of its net long-term capital gain or distributes at least 90%, but less than 100%, of its “real estate investment trust taxable income,” as adjusted, Care will be required to pay tax on the undistributed amount at regular federal and state corporate tax rates. Furthermore, if Care fails to distribute during each calendar year at least the sum of: (i) 85% of its ordinary income for such year, (ii) 95% of its capital gain net income for such year and (iii) any undistributed taxable income from prior periods, Care would be required to pay, in addition to regular federal and state corporate tax, a non-deductible 4% excise tax on the excess of such required distributions over the amounts actually distributed. While historically Care has satisfied the distribution requirements discussed above by making cash distributions to its shareholders, a REIT is permitted to satisfy these requirements by making distributions of cash or other property, including, in limited circumstances, its own stock. For distributions with respect to taxable years ending on or before December 31, 2011, recent Internal Revenue Service guidance allows us to satisfy up to 90% of the distribution requirements discussed above through the distribution of shares of Care common stock, provided that certain conditions are met.

Care files periodic and current reports, proxy statements and other information with the SEC. All filings made by Care with the SEC may be copied and read at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC as Care does. The website address of the SEC is http://www.sec.gov. Additionally, a copy of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to the aforementioned filings, are available on our website, http://www.carereit.com, free of charge as soon as reasonably practicable after Care electronically files such reports or amendments with, or furnishes them to, the SEC. The filings can be found in the “Investor Relations — Documents — SEC Filings” section of Care’s website. Care’s website also contains its Corporate Governance Guidelines, Code of Business Conduct and the charters of the audit and compensation, nominating and corporate governance committees of the Board of Directors. These items can be found in the “Investor Relations — Corporate Overview” section of our website. Reference to our website does not constitute incorporation by reference of the information contained on the website and should not be considered part of this Form 10-K. All of the aforementioned materials may also be obtained free of charge by sending correspondence to Care Investment Trust Inc., 780 Third Avenue — 21st Floor, New York, NY 10017 or by calling us at (212) 446-1410.

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

Our business has been and may continue to be affected by market and economic challenges experienced by the global economy or real estate industry as a whole or by the local economic conditions in the markets where our properties may be located, including the current dislocations in the credit markets and general global economic recession. These current conditions, or similar conditions existing in the future, may adversely affect our results of operations, financial condition and ability to pay distributions as a result of the following, among other potential consequences:

•	the financial condition of our borrowers, tenants and operators may be adversely affected, which may result in defaults under loans or leases due to bankruptcy, lack of liquidity, operational failures or for other reasons;

•	foreclosures and losses on our healthcare-related real estate investments and mortgage loan investment could be higher than those generally experienced in the mortgage lending industry because a portion of the investments we make may be subordinate to other creditors;

•	our loan-to-value ratio of loans that we have previously extended would increase and our collateral coverage would weaken and increase the possibility of a loss in the event of a borrower default if there is a material decline in real estate values;

•	our ability to borrow on terms and conditions that we find acceptable, or at all, may be limited, which could reduce our ability to refinance existing debt, reduce our returns from our acquisition activities and increase our future interest expense; and

•	reduced values of our properties may limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by our properties and may reduce the availability of unsecured loans.

We are dependent upon our senior management and TREIT for our success and may not find suitable replacements if such key personnel are no longer available to us and/ or the services agreement with TREIT is terminated.

We currently have five (5) employees and share office space with TREIT located at 780 Third Avenue in New York City. We are reliant on our executive officers, employees and TREIT to conduct our day-to-day operations and depend on their diligence, skill and network of business contacts. Our executive officers and employees monitor our investments. While we have entered into employment agreements with our executive officers and a three (3) years services agreement, with automatic one-year renewals, with TREIT, the departure of a significant number of our professionals, a significant number of professionals of TREIT and/or a termination of the services agreement with TREIT could have a material adverse effect on our performance.

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

We may be unable to relist our shares on the New York Stock Exchange or another major stock exchange.

Due to the high percentage of our common stock which was tendered in conjunction with acquisition by Tiptree of its approximately 92.2% ownership interest in Care, the number of our common shares which remained publicly held fell below 600,000. As a result, the New York Stock Exchange (“NYSE”) suspended trading in our stock as of the close of business on August 26, 2010. In order to address this issue, the Company took the following steps:

•	We declared a three (3) for two (2) stock split in order to increase the number of publicly held shares above the NYSE threshold of 600,000 shares;

•	We applied for and were approved for listing on the OTCQX, the highest tier of the OTC market; and

•	We filed an appeal with the NYSE.

On October 21 of last year, the NYSE denied our appeal and affirmed its decision to delist our common stock. Our common stock continues to trade on the OTCQX under the ticker CVTR. At this time, it is not possible to determine if or when we will apply for relisting with the NYSE or another major stock exchange or whether such application would be accepted. As a result, our stockholders may find it more difficult to dispose of or obtain accurate quotations as to the market value of our common stock, and the ability of our stockholders to sell our securities in the secondary market may be materially limited.

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

Under various federal, state and local laws, an owner or operator of real property may become liable for the costs of cleanup of certain hazardous substances released on or under its property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. The presence of hazardous substances may adversely affect an owner’s ability to sell real estate or borrow using real estate as collateral. To the extent that any of our owned real estate encounter such environmental issues, it may adversely affect the value of such real estate. Further, in regard to any mortgage investment, if owner of the underlying property becomes liable for cleanup costs, the ability of the owner to make debt payments may be reduced, which in turn may adversely affect the value of the relevant mortgage asset held by us. In addition, in certain instances, we may be liable for the cost of any required remediation or clean-up.

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

Our business is highly dependent on the communications and information systems. Any failure or interruption of these systems could cause delays or other problems in our securities trading activities, which could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends.

Terrorist attacks and other acts of violence or war may affect the real estate industry, our profitability and the market for our common stock.

The terrorist attacks on September 11, 2001 disrupted the U.S. financial markets, including the real estate capital markets, and negatively impacted the U.S. economy in general. Any future terrorist attacks, the anticipation of any such attacks, the consequences of any military or other response by the U.S. and its allies, and other armed conflicts could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economy. The economic impact of any such future events could also adversely affect the credit quality of some of our investments and loans and the property underlying our securities.

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

In addition, the events of September 11, 2001 created significant uncertainty regarding the ability of real estate owners of high profile assets to obtain insurance coverage protecting against terrorist attacks at commercially reasonable rates, if at all. With the enactment of the Terrorism Risk Insurance Act of 2002, or TRIA, and the subsequent enactment of the Terrorism Risk Insurance Extension Act of 2005, which extended TRIA through the end of 2007, insurers must make terrorism insurance available under their property and casualty insurance policies, but this legislation does not regulate the pricing of such insurance. The absence of affordable insurance coverage may adversely affect the general real estate lending market, lending volume and the market’s overall liquidity and may reduce the number of suitable investment opportunities available to us and the pace at which we are able to make investments. If the properties in which we invest are unable to obtain affordable insurance coverage, the value of those investments could decline, and in the event of an uninsured loss, we could lose all or a portion of our investment.

Risks Related to Conflicts of Interest and Our Relationship with TREIT

The services agreement was not negotiated on an arms-length basis. As a result, the terms, including fees payable, may not be as favorable to us as if it was negotiated with an unaffiliated third party.

The management agreement between Care and TREIT was negotiated between related parties. As a result, we did not have the benefit of arms-length negotiations of the type normally conducted with an unaffiliated third party and the terms, including fees payable, may not be as favorable to us as if we did engage in negotiations with an unaffiliated third party. We may choose not to enforce, or to enforce less vigorously, our rights under the services agreement because of our desire to maintain our ongoing relationship with TREIT and Tiptree.

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

Furthermore, some of our tenants and operators in the healthcare industry are heavily dependent on reimbursements from the Medicare and Medicaid programs for the bulk of their revenues. Our tenants’ and borrowers’ dependence on reimbursement revenues from government payor programs could cause us to suffer losses in several instances, including the following:

•	If our tenants or operators fail to comply with operational covenants and other regulations imposed by these programs, they may lose their eligibility to continue to receive reimbursements under the programs or incur monetary penalties, either of which could result in the tenant’s or operator’s inability to make scheduled payments to us.

•	If reimbursement rates do not keep pace with increasing costs of services to eligible recipients, or funding levels decrease as a result of reductions required by the Affordable Care Act or other legislation, state budget crises or increasing pressures from Medicare and Medicaid to control healthcare costs, our tenants and operators may not be able to generate adequate revenues to satisfy their obligations to us.

•	If a healthcare tenant or operator were to default on its obligation to us, we would be unable to invoke our rights to the pledged receivables directly as the law prohibits payment of amounts owed to healthcare providers under the Medicare and Medicaid programs to be directed to any entity other than the actual providers. Consequently, we would need a court order to force collection directly against these governmental payors. There is no assurance that we would be successful in obtaining this type of court order.

The healthcare industry continues to face various challenges, including increased government and private payor pressure on healthcare providers to control or reduce costs, and increasing competition for patients among healthcare providers in areas with significant unused capacity. We believe that certain of our tenants or operators will continue to experience a shift in payor mix away from fee-for-service payors (if any), resulting in an increase in the percentage of revenues attributable to managed care payors and government payors. The general pressure to control healthcare costs and a shift away from traditional health insurance reimbursement have resulted in an increase in the number of patients whose healthcare coverage is provided under managed care plans, such as health maintenance organizations and preferred provider organizations. The Affordable Care Act, while mandating insurance coverage, continues this overall trend through the creation of government sponsored and subsidized insurance providers. The implementation of the Affordable Care Act and the overall aging of the population could further increase the number and magnitude of governmental payor programs. We anticipate a marked increase in the number of patients reliant on healthcare coverage provided by governmental payors, which in the case of skilled nursing facilities is already significant. These changes could have a material adverse effect on the financial condition of some or all of our tenants or operators, which could have a material adverse effect on our financial condition and results of operations and could negatively affect our ability to make distributions to our stockholders.

The healthcare industry is heavily regulated and existing and new laws or regulations, changes to existing laws or regulations, loss of licensure or certification or failure to obtain licensure or certification could result in the inability of our borrowers, operators or tenants to make payments to us.

The healthcare industry is highly regulated by federal, state and local laws, and is directly affected by federal conditions of participation, state licensing requirements, facility inspections and audits, state and federal reimbursement policies, regulations concerning capital and other expenditures, certification requirements and other such laws, regulations and rules. In addition, establishment of healthcare facilities and transfers of operations of healthcare facilities are subject to regulatory approvals not required for establishment of or transfers of other types of commercial operations and real estate. Sanctions for failure to comply with these regulations and laws include, but are not limited to, loss of or inability to obtain licensure, fines and loss of or inability to obtain certification to participate in the Medicare and Medicaid programs, as well as potential criminal penalties. The failure of tenants or operators to comply with such laws, requirements and regulations could affect their ability to establish or continue operations and could adversely affect the ability to make payments to us which could have a material adverse effect on our financial condition and results of operations and could negatively affect our ability to make distributions to our stockholders. In addition, restrictions and delays in transferring the operations of healthcare facilities, in obtaining new third-party payor contracts including Medicare and Medicaid provider agreements, and in receiving licensure and certification approval from appropriate state and federal agencies by new tenants or operators may affect the ability of our operators, tenants or borrowers to make payments to us. Furthermore, these matters may affect new tenants’ or operators’ ability to obtain reimbursement for services rendered, which could adversely affect the ability of our tenants’ or operators’ to pay rent to us and to pay principal and interest on their loans from us.

Our tenants and operators are subject to fraud and abuse laws, the violation of which by a tenant or operator may jeopardize the tenant’s or operator’s ability to make payments to us.

The federal government and numerous state governments have passed laws and regulations that attempt to eliminate healthcare fraud and abuse by prohibiting business arrangements that induce patient referrals or inappropriately influence the ordering of specific ancillary services. In addition, numerous federal laws have continued to strengthen the federal fraud and abuse laws to provide for broader interpretations of prohibited conduct and stiffer penalties for violations. Violations of these laws may result in the imposition of criminal and civil penalties, including possible exclusion from federal and state healthcare programs. Imposition of any of these penalties upon any of our tenants or borrowers could jeopardize their ability to operate a facility or to make payments, thereby potentially adversely affecting us.

In the past several years, federal and state governments have significantly increased investigation and enforcement activity to detect and eliminate fraud and abuse in the Medicare and Medicaid programs. In addition, legislation and regulations have been adopted at both state and federal levels, which severely restricts the ability of physicians to refer patients to entities in which they have a financial interest. It is anticipated that the trend toward increased investigation and enforcement activity in the area of fraud and abuse, as well as self-referrals, will continue in future years and could adversely affect our prospective tenants or operators and their operations, and in turn their ability to make payments to us.

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

Economic crisis generally and its affect on state budgets could result in a decrease in Medicare and Medicaid reimbursement levels

The current economic crisis is having a widespread impact both nationally and at the state level. Healthcare facilities are not immune from the impact of the economic crisis. Specifically, revenues at all healthcare or related facilities may be impacted as a result of individuals forgoing or decreasing utilization of healthcare services or delaying moves to independent living facilities, assisted living facilities or nursing homes. Furthermore, the Federal government may seek to further reduce payments under the Medicare and Medicaid programs in order to pay for stimulus programs assisting the financial sector or other businesses. Finally, many states are facing severe budget short-falls and in some cases facing bankruptcy which could result in a decrease in funding made available for the Medicaid program and a decrease in reimbursement rates for nursing home facilities, assisted living facilities and other healthcare facilities. To the extent that there is a decrease in utilization of tenants’ or operators’ healthcare facilities or a reduction in funds available for the Medicare or Medicaid programs, tenants and operators may not have sufficient revenues to pay rent or debt service to us or may be forced to discontinue operations. In either case, our revenues and operations could be adversely affected.

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

Because of the unique and specific improvements required for healthcare facilities, we may be required to incur substantial renovation costs to make certain of our properties suitable for other tenants and operators, which could have a material adverse affect on our business, results of operations and financial condition.

Healthcare facilities are typically highly customized and may not be easily adapted to non-healthcare-related uses. The improvements generally required to conform a property to healthcare use, such as upgrading electrical, gas and plumbing infrastructure, are costly and often times tenant-specific. A new or replacement tenant or operator may require different features in a property, depending on that tenant’s or operator’s particular operations. If a current tenant or operator is unable to pay rent and vacates a property, we may incur substantial expenditures to modify a property for a new tenant, or for multiple tenants with varying infrastructure requirements, before we are able to re-lease the space to another tenant or, alternatively, receive lower proceeds on sale. Consequently, our properties may not be suitable for lease to traditional office or other healthcare tenants without significant expenditures or renovations, which costs may have a material adverse affect on our business, results of operations and financial condition.

Our use of joint ventures may limit our flexibility with respect to such jointly owned investments and could, thereby, have a material adverse affect on our business, results of operations and financial condition, REIT status and our ability to sell these joint venture interests.

We have invested in joint ventures with other persons or entities when circumstances warrant the use of these structures and may invest in additional joint ventures. We currently have two joint ventures that are not consolidated as part of our financial statements. Our aggregate investments in these joint ventures represented approximately 23.5% of our total assets at December 31, 2010. Our participation in joint ventures is subject to the risks that:

•	we could experience an impasse on certain decisions because we do not have sole decision-making authority, which could require us to expend additional resources on resolving such impasses or potential disputes;

•	our joint venture partners could have investment goals that are not consistent with our investment objectives, including the timing, terms and strategies for any investments;

•	our joint venture partners might become bankrupt, fail to fund their share of required capital contributions or fail to fulfill their obligations as joint venture partners, which may require us to infuse our own capital into such venture(s) on behalf of the joint venture partner(s) despite other competing uses for such capital;

•	our joint venture partners may have competing interests in our markets that could create conflict of interest issues;

•	income and assets owned through joint-venture entities may affect our ability to satisfy requirements related to maintaining our REIT status;

•	any sale or other disposition of our interest in either or both joint venture may require lender consents, and we may not be able to obtain such consents or approvals;

•	such transactions may also trigger other contractual rights held by a joint venture partner, lender or other third party depending on how the proposed sale is structured; and

•	there may be disagreements as to whether consents and/or approvals are required in connection with the consummation of a particular transaction with a joint venture partner, lender and/or other third party, or whether such transaction triggers other contractual rights held by a joint venture partner, lender and/or other third party, and in either case, those disagreements may result in litigation.

We have not filed and may not be able to file required audited financial statements for certain non-consolidated subsidiaries.

We have been unable to obtain audited financials for certain of the Cambridge entities that may be required by Rule 3-09 of the SEC’s Regulation S-X due to our ongoing litigation with our joint venture partner. If we are required to file audited financial statements for any such non-consolidated entity, which we are continuing to evaluate, our failure to file any such financial statements with this 10-K filing will result in this filing being incomplete.

Preferred equity investments involve a greater risk of loss than conventional debt financing.

We have invested in preferred equity investments and may invest in additional preferred equity investments. While having many attributes which are similar to debt investments, our preferred equity investments involve a higher degree of risk than conventional debt financing due to a variety of factors, including that such investments are subordinate to all of the issuer’s loans and are not directly secured by property underlying the investment. Furthermore, should the issuer of our preferred investment default on our investment, we would only be able to proceed against the entity in which we have an interest, and not the property underlying our investment. As a result, we may not recover some or all of our investment.

Our investments in debt instruments are subject to specific risks relating to the particular obligor of such instrument and to the general risks of investing in subordinated real estate instruments.

We hold debt instruments of healthcare-related issuers.  Our investments in debt instruments involve specific risks. Our investments in debt instruments are subject to risks that include:

•	delinquency and foreclosure, and losses in the event thereof;

•	the dependence upon the successful operation of and net income from the underlying real property;

•	risks generally incident to interests in real property; and

•	risks that may be presented by the type and use of a particular commercial property.

Debt instruments may be unsecured and may also be subordinated to other obligations of the issuer. We may also invest in debt instruments that are unrated and/or rated below investment grade. As a result, investments in debt instruments are also subject to risks of:

•	limited liquidity in the secondary trading market;

•	substantial market price volatility resulting from changes in prevailing interest rates;

•	subordination to the prior claims of banks and other senior lenders to the issuer;

•	the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could require us to reinvest premature redemption proceeds in lower yielding assets;

•	the possibility that earnings of the debt instrument issuer may be insufficient to meet its debt service; and

•	the declining creditworthiness and potential for insolvency of the issuer of such debt instruments during periods of rising interest rates and economic downturn.

These risks may adversely affect the value of outstanding debt instruments and the ability of the issuers thereof to repay principal and interest.

Our investments will be subject to risks particular to real property.

Our remaining loan is directly secured by a lien on real property that, in the event of a foreclosure, could result in our acquiring ownership of the property. Investments in real property or real property-related assets are subject to varying degrees of risk. The value of each property is affected significantly by its ability to generate cash flow and net income, which in turn depends on the amount of rental or other income that can be generated net of expenses incurred with respect to the property. The rental or other income from these properties may be adversely affected by a number of risks, including:

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

The bankruptcy, insolvency or financial deterioration of our facility operators or tenants could significantly delay our ability to collect unpaid rents or require us to find new operators.

Our financial position and our ability to make distributions to our stockholders may be adversely affected by financial difficulties experienced by any of our major operators or tenants, including bankruptcy, insolvency or a general downturn in their business, or in the event any of our major operators or tenants do not renew or extend their relationship with us as their lease terms expire.

The healthcare industry is highly competitive and we expect that it may become more competitive in the future. Our operators and tenants are subject to competition from other healthcare providers that provide similar services. The profitability of healthcare facilities depends upon several factors, including the number of physicians using the healthcare facilities or referring patients to it, competitive systems of healthcare delivery, operating margins and the size and composition of the population in the surrounding area. Private, federal and state payment programs remain under pressure. Such pressure, combined with the expansion of other laws and regulations may also have a significant influence on the revenues and income of the properties. If our operators or tenants are not competitive with other healthcare providers and are unable to generate sufficient income, they may be unable to make rent and loan payments to us, which could adversely affect our cash flow and financial performance and condition.

We are exposed to the risk that our operators and tenants may not be able to meet their obligations, which may result in their bankruptcy or insolvency. The bankruptcy laws afford certain rights and protections to a party that has filed for bankruptcy or reorganization and our right to terminate an investment, evict an operator or tenant, demand immediate repayment and other remedies under our leases and loans may be limited to a bankruptcy proceeding and, therefore, not protect us. An operator or tenant in bankruptcy may be able to restrict our ability to collect unpaid rents or interest during its bankruptcy proceeding.

Volatility of values of commercial properties may adversely affect our loans and investments.

Commercial property values and net operating income derived from such properties are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be affected adversely by industry slowdowns and other factors); negative changes or continued weakness in specific industry segments; construction quality, age and design; demographics; retroactive changes to building or similar codes; and increases in operating expenses (such as energy costs). In the event a property’s net operating income decreases, an operator or borrower may have difficulty fulfilling its obligations, which could result in losses to us. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to an operator or borrower to satisfy its obligations, which could also cause us to suffer losses.

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

Our due diligence may not reveal all of an entity’s or borrower’s liabilities and may not reveal other weaknesses in its business.

Before investing in an entity or making a loan to a borrower, we assess the strength and skills of such entity’s management and other factors that we believe are material to the performance of the investment. In making the assessment and otherwise conducting customary due diligence, we rely on the resources available to us and, in some cases, an investigation by third parties. This process is particularly important and subjective with respect to newly organized entities because there may be little or no information publicly available about the entities. There can be no assurance that our due diligence processes have uncovered all relevant facts or that any investment will be successful.

Interest rate fluctuations may adversely affect the value of our assets, net income and common stock.

Interest rates are highly sensitive to many factors beyond our control, including governmental monetary and tax policies, domestic and international economic and political considerations commodity pricing, and other such factors. Interest rate fluctuations present a variety of risks, including the risk of a mismatch between asset yields and borrowing rates, variances in the yield curve and fluctuating prepayment rates that may adversely affect our income and as a result, the value of our common stock.

Our remaining mortgage loan consists of two variable rate instruments which bear interest at stated spreads over one-month LIBOR and which we funded with equity. In periods of declining interest rates, our interest income on loans will be adversely affected. The REIT provisions of the Internal Revenue Code exclude income on asset hedges from qualifying as income derived from real estate activities. Accordingly, our ability to hedge interest rate risk on a portfolio of assets funded principally by equity is limited.

Prepayment rates can increase, adversely affecting yields.

The value of our assets may be affected by prepayment rates on mortgage loans. Prepayment rates on loans are influenced by changes in current interest rates on adjustable-rate and fixed-rate mortgage loans and a variety of economic, geographic and other factors beyond our control. Consequently, such prepayment rates cannot be predicted with certainty and no strategy can completely insulate us from prepayment or other such risks. In periods of declining interest rates, prepayments on loans generally increase. If general interest rates decline as well, the proceeds of such prepayments received during such periods are likely to be reinvested by us in assets yielding less than the yields on the assets that were prepaid. In addition, the market value of the assets may, because of the risk of prepayment, benefit less than other fixed income securities from declining interest rates. Under certain interest rate and prepayment scenarios we may fail to fully recoup our cost of acquisition of certain investments. Commercial loans oftern require payments of prepayment fees upon prepayment or maturity of the investment. We may not be able to structure future investments that contain similar prepayment penalties.

The lack of liquidity in our investments may harm our business.

We may, subject to maintaining our REIT qualification and our exemption from regulation under the Investment Company Act, make investments in instruments that are not publicly traded. These instruments may be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises.

Federal Income Tax Risks

Loss of our status as a REIT would have significant adverse consequences to us and the value of our common stock.

If we lose our status as a REIT, we will face serious tax consequences that may substantially reduce the funds available for satisfying our obligations and for distribution to our stockholders for each of the years involved because:

•	We would be subject to federal income tax as a regular corporation and could face substantial tax liability;

•	We would not be allowed a deduction for dividends paid to stockholders in computing our taxable income and would be subject to federal income tax at regular corporate rates;

•	We also could be subject to the federal alternative minimum tax and possibly increased state and local taxes;

•	Corporate subsidiaries could be treated as separate taxable corporations for U.S. federal income tax purposes;

•	Any resulting corporate tax liability could be substantial and could reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of, and trading prices for, our common stock; and

•	Unless we are entitled to relief under statutory provisions, we will not be able to elect REIT status for four (4) taxable years following the year during which we were disqualified.

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

Our ability to satisfy certain REIT qualification tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Moreover, the proper classification of an instrument as debt or equity for federal income tax purposes and the tax treatment of participation interests that we hold in mortgage loans may be uncertain in some circumstances, which could affect the application of the REIT qualification requirements as described below. Accordingly, there can be no assurance that the IRS will not contend that our interests in subsidiaries or other issuers will not cause a violation of the REIT requirements. Furthermore, as a result of these factors, our failure to qualify as a REIT also could impair our ability to implement our business strategy. Although we believe that we qualify as a REIT, we cannot assure our stockholders that we will continue to qualify or remain qualified as a REIT for tax purposes.

The 90% distribution requirement under the REIT tax rules will decrease our liquidity, impact our flexibility and may force us to engage in transactions that may not be consistent with our business plan.

To comply with the 90% REIT taxable income distribution requirement applicable to REITs and to avoid a nondeductible 4% excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws, we must make distributions to our stockholders. For distributions with respect to taxable years ending on or before December 31, 2011, recent Internal Revenue Service guidance allows us to satisfy up to 90% of these requirements through the distribution of shares of Care common stock, if certain conditions are met. Although we anticipate that we generally will have sufficient cash or liquid assets to enable us to satisfy the REIT distribution requirement, it is possible that, from time to time, we may not have sufficient cash or other liquid assets to meet the 90% distribution requirement or we may decide to retain cash or distribute such greater amount as may be necessary to avoid income and excise taxation. This may be due to the timing differences between the actual receipt of income and actual payment of deductible expenses and the inclusion of that income and deduction of those expenses in arriving at our taxable income in different periods or taxable years. In addition, non-deductible expenses such as principal amortization or repayments or capital expenditures in excess of non-cash deductions also may cause us to fail to have sufficient cash or liquid assets to enable us to satisfy the 90% distribution requirement.

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

The present federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the federal income tax treatment of an investment in us. The federal income tax rules that affect REITs are constantly under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department, which results in statutory changes as well as frequent revisions to regulations and interpretations.

On July 30, 2008, the Housing and Economic Recovery Tax Act of 2008 (the “2008 Act”) was enacted into law. The 2008 Act’s sections that affect the REIT provisions of the Code are generally effective for taxable years beginning after its date of enactment, and for us will generally mean that the new provisions apply from and after January 1, 2009, except as otherwise indicated below.

The 2008 Act made the following changes to, or clarifications of, the REIT provisions of the Code that could be relevant for us:

•	Taxable REIT Subsidiaries. The limit on the value of taxable REIT subsidiaries’ securities held by a REIT was increased from 20% to 25% of the total value of such REIT’s assets.

•	Rental Income from a TRS. A REIT is generally limited in its ability to earn qualifying rental income from a TRS. The 2008 Act permits a REIT to earn qualifying rental income from the lease of a qualified healthcare property to a TRS if an eligible independent contractor operates the property.

•	Expanded Prohibited Transactions Safe Harbor. The safe harbor from the prohibited transactions tax for certain sales of real estate assets was expanded by reducing the required minimum holding period from four (4) years to two (2) years, among other changes.

•	Hedging Income. Income from a hedging transaction entered into after July 30, 2008, that complies with identification procedures set out in U.S. Treasury Regulations and hedges indebtedness incurred or to be incurred by us to acquire or carry real estate assets will not constitute gross income for purposes of both the 75% and 95% gross income tests.

•	Reclassification Authority. The Secretary of the Treasury was given broad authority to determine whether particular items of gain or income recognized after July 30, 2008, qualify or not under the 75% and 95% gross income tests, or are to be excluded from the measure of gross income for such purposes.

Revisions in federal tax laws and interpretations thereof could cause us to change our investments and commitments and affect the tax consequences of an investment in us.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum tax rate applicable to income from “qualified dividends” payable to domestic stockholders that are individuals, trusts and estates has been reduced by legislation to 15% through the end of 2011. Dividends payable by REITs, however, generally are not eligible for the reduced rate. Although this legislation does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rate applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

The stock ownership limit imposed by the Internal Revenue Code for REITs and our charter may restrict our business combination opportunities.

To qualify as a REIT under the Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) at any time during the last half of each taxable year after our first year in which we qualify as a REIT. Our charter, with certain exceptions, authorizes our board of directors to take the actions that are necessary and desirable to preserve our qualification as a REIT. Unless an exemption is granted by our board of directors, no person (as defined to include entities) may own more than 9.8% in value or in number of shares, whichever is more restrictive, of our common or capital stock. In addition, our charter generally prohibits beneficial or constructive ownership of shares of our capital stock by any person that owns, actually or constructively, an interest in any of our tenants that would cause us to own, actually or constructively, more than a 9.9% interest in any of our tenants. Our board of directors may grant an exemption in its sole discretion, subject to such conditions, representations and undertakings as it may determine. In connection with the Tiptree transaction, our board of directors also granted an exemption to Tiptree from the ownership limitations in our charter.

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

To qualify as a REIT for federal income tax purposes, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and mortgage backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total securities can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT status, otherwise, we will suffer adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

Complying with REIT requirements may limit our ability to hedge effectively.

The REIT provisions of the Internal Revenue Code substantially limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets does not constitute “gross income” for purposes of the 95% or, with respect to transactions entered into after July 30, 2008, the 75% gross income test, provided that certain requirements are met. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result, we might have to limit our use of advantageous hedging techniques or implement those hedges through a domestic TRSs. This could increase the cost of our hedging activities because TRSs would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear.

The tax on prohibited transactions will limit our ability to engage in transactions that would be treated as sales for federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, that are held primarily for sale to customers in the ordinary course of our business. We might be subject to this tax if we were to syndicate or dispose of loans or other assets in a manner that was treated as a sale for federal income tax purposes. Therefore, to avoid the prohibited transactions tax, we may choose not to engage in certain sales at the REIT level, even though the sales otherwise might be beneficial to us.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

Our offices are located at 780 Third Avenue in New York, NY 10017. We entered into a lease for this space in August of 2010 and moved our operations there in January of 2011. Correspondence should be addressed to Care Investment Trust Inc., 780 Third Avenue — 21st Floor, New York, NY 10017. We can be contacted at (212) 446-1410.

ITEM 3.	Legal Proceedings

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

Defendants filed a motion for summary judgment on July 9, 2010. By Opinion and Order dated December 22, 2010, the Court granted Defendants’ summary judgment motion in its entirety and directed the Clerk of the Court to enter judgment accordingly.

On January 11, 2011, the parties entered into a stipulation ending the litigation. In the stipulation: (i) Plaintiffs waived any and all appeal rights that they have in the action, including, without limitation, the right to appeal any portion of the Court’s Opinion and Order granting Defendants summary judgment or the judgment entered by the Clerk; (ii) Defendants waived any and all rights that they have to seek sanctions of any form against Plaintiffs or their counsel in connection with the action; and (iii) each party agreed it would bear its own fees and costs in connection with the action. The stipulation was so ordered by the Court on January 12, 2011, bringing the litigation to a close.

Cambridge litigation

On November 25, 2009, we filed a lawsuit in the U.S. District Court for the Northern District of Texas against Mr. Jean-Claude Saada and 13 entities controlled by him (the “Saada Parties”) with whom we are joint venture partners in the ownership of nine (9) medical office buildings in Texas and Louisiana (the “Cambridge Portfolio”), seeking declaratory judgments that: (i) we have the right to engage in a business combination transaction involving our Company or a sale of our wholly owned subsidiary that serves as the general partner of the joint venture partnership that holds the direct investment in the Cambridge Portfolio without the approval of the Saada Parties; (ii) the contractual right of the Saada Parties to put their interests in the Cambridge medical office building portfolio has expired; and (iii) the operating partnership units held by the Saada Parties do not entitle them to receive any special cash distributions made to our stockholders. We also brought affirmative claims for tortious interference by the Saada Parties with a prospective contract and for their breach of the implied covenant of good faith and fair dealing.

On January 27, 2010, the Saada Parties answered our complaint, and simultaneously filed counterclaims (the “Counterclaims”) that named our subsidiaries ERC Sub LLC and ERC Sub, L.P., our then external manager CIT Healthcare, and then board chairman Flint D. Besecker, as additional third-party defendants. The Counterclaims seek four (4) declaratory judgments construing certain contracts among the parties in the manner directly opposed to the construction sought by us in our declaratory judgment claims. In addition, the Counterclaims also seek monetary damages for purported breaches of fiduciary duty and the duty of good faith and fair dealing, as well as fraudulent inducement, against us and the third-party defendants jointly and severally.

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

On April 27, 2010, we filed an answer to the Saada Parties’ third-party complaint. We continue to believe that the claims pursued and construction sought by Cambridge Holdings lack merit. On May 28, 2010, Cambridge Holdings filed a motion for leave to amend its previously-asserted Counterclaims and third-party complaint to include a new claim for breach of contract against Care. This proposed new claim asserts that Cambridge Holdings and Care agreed, in October 2009, upon a sale of ERC Sub, L.P.’s 85% limited partnership interest in the Cambridge properties back to Cambridge Holdings for $20 million in cash plus certain other arrangements involving the cancellation of operating partnership units and existing escrow accounts. The proposed new claim further asserts that Care reneged on this purported agreement after having previously agreed to all of its material terms, thus “breaching” the agreement. Further, the proposed new claim seeks specific performance of the purported contract. Care denies that any agreement of the sort alleged by Cambridge Holdings was ever reached, and Care also believes that the proposed new claim suffers from several deficiencies. Care filed its opposition on June 18, 2010 and Cambridge Holdings replied on July 1, 2010. In the meantime, on June 21, 2010, ERC Sub L.P. sought leave to amend its counterclaims to assert a breach of contract action against Cambridge Holdings. Cambridge Holdings did not oppose ERC Sub L.P.’s motion. On August 2, 2010, the Court granted the Saada Parties’ motion for leave to amend, and the Saada Parties’ filed their Amended Answer, Counterclaims, and Third-Party Complaint on August 4, 2010. On August 3, 2010, the Court also granted ERC Sub L.P.’s unopposed motion for leave to amend, and ERC Sub L.P. filed its Amended Answer and Counterclaim on August 5, 2010. The Saada Parties answered ERC Sub L.P.’s Counterclaim on August 23, 2010. Care moved to dismiss the Saada Parties’ new breach-of-contract cause of action on August 18, 2010. The Saada Parties responded on September 3, 2010, and Care replied on September 14, 2010. The court denied Care’s motion to dismiss without opinion on September 21, 2010. Care answered the amended counterclaim on October 6, 2010.

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

To date, the mediation discussions have been unsuccessful and the litigation is ongoing. Due to the continuing litigation, we have been unable to obtain audited financial statements for certain of the Cambridge entities that may be required by Rule 3-09 of the SEC’s Regulation S-X. Rule 3-09 requires that registrants include in their Form 10-K audited financial statements for certain significant non-consolidated subsidiaries, as defined in Rule 3-09. Our inability to include these audited financial statements in our Form 10-K will result in our filing being considered incomplete. For 2009, the SEC granted us a one (1) year waiver with regard to this requirement due to the ongoing litigation. Accordingly, we will continue to endeavor to obtain audited financial statements for the applicable Cambridge entities in order to comply with SEC requirements, but there is no certainty whether or when we will be able to obtain such information.

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

Shares of our common stock began trading on The New York Stock Exchange on June 22, 2007 under the symbol “CRE.” Following the completion of the Company’s self-tender in August 2010, Care’s publicly-held common stock fell below 600,000 shares, to which the Company provided notice to the New York Stock Exchange (“NYSE”). The Company announced a three-for-two stock split on September 1, 2010 in the form of a stock dividend in order to increase its publicly-held common stock above the 600,000 share threshold. The Company received a letter dated August 27, 2010 from the NYSE stating that: (i) the common stock of the Company was suspended from the NYSE as of market close on August 26, 2010; and (ii) an application by the NYSE to the SEC to delist the Company’s common stock was pending completion of applicable NYSE procedures, which included the Company’s right to appeal the New York Stock Exchange Staff’s decision. The letter also stated that the NYSE decision was made after having received the final results on the completion of the Company’s self tender offer, which confirmed that fewer than 600,000 shares of the Company’s common stock remained publicly held.

The Company appealed the NYSE Staff’s decision. In order to facilitate trading in its stock during the pendency of the NYSE appeal process, the Company sought and received approval for listing on the OTCQX US listing platform.

On October 21, 2010 the NYSE Regulation, Inc. Board of Directors’ Committee for Review rejected the Company’s appeal and affirmed the NYSE Staff’s decision to delist the Company’s common stock. Subsequent to the NYSE ruling, the NYSE submitted a notification of removal from listing to the SEC to delist the Company’s common stock which was filed on January 31, 2011. The Company remains listed and trades on the OTCQX marketplace under the ticker symbol CVTR.

As of March 1, 2011, there were 9 shareholders of record and approximately 460 beneficial owners.

The following table sets forth the high and low closing sales prices per share of our common stock and the distributions declared and paid per share on our common stock for the periods indicated:

					Dividends	Dividends
2008	High		Low		Declared	Paid

First Quarter	$12.23		$10.08		$0.17	$0.17
Second Quarter	$11.50		$9.43		$0.17	$0.17
Third Quarter	$12.00		$8.80		$0.17	$0.17
Fourth Quarter	$11.61		$6.85		$0.17	$0.17

2009

First Quarter	$9.30		$4.02		$0.17	—
Second Quarter	$6.33		$4.90		$0.17	$0.17
Third Quarter	$8.11		$5.02		$0.17	$0.34
Fourth Quarter	$8.55		$7.05		$0.17	$0.17

2010

First Quarter	$9.02		$7.74		—	—
Second Quarter	$8.96		$8.63		—	—
Third Quarter	$8.99		$4.40	(1)	—	—
Fourth Quarter	$5.15	(1)	$4.15	(1)	—	—

(1)	The Company announced a three-for-two stock split on September 1, 2010; prices represent post-split values.

On March 25, 2011, the closing sales price of our common stock was $5.10 per share. Future distributions will be declared and paid at the discretion of the board of directors. See ITEM 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Dividends” for additional information regarding our dividends.

On October 22, 2008, we announced that the board of directors authorized the purchase, from time to time, of up to 2,000,000 shares of our common stock. On November 25, 2008, we repurchased 1,000,000 shares of our common stock from GoldenTree Asset Management LP at $8.33 per share and also paid GoldenTree the dividend of $0.17 per share declared for the third quarter of 2008. During the fourth quarter of 2010, we did not repurchase any shares of common stock pursuant to the previously announced repurchase program or otherwise.

On March 16, 2010, we entered into a definitive purchase and sale agreement with Tiptree under which we agreed to sell newly issued common stock to Tiptree at $9.00 per share and to launch a cash tender offer to all of our stockholders to purchase their common stock at $9.00 per share. This transaction was completed on August 13, 2010, resulting in a change of control of the Company. A total of approximately 19.74 million shares of our common stock, representing approximately 97.4% of our outstanding common stock, were tendered by our stockholders and approximately 6.18 million of newly issued shares of our common stock, representing approximately 92.2% of our outstanding common stock, after taking into consideration the effect of the tender offer, were issued to Tiptree in exchange for cash proceeds of approximately $55.7 million.

The graph below compares the cumulative total return of Care (adjusted to reflect a three-for-two stock split announced September 1, 2010), the S&P 500, the Dow Jones REIT Index and the Dow Jones Equity REIT Index

from June 22, 2007 (commencement of operations) to December 31, 2010. Total return assumes quarterly reinvestment of dividends before consideration of income taxes.

INDEXED RETURNS

	Base
	Period	Quarter Ending
Company/Index	6/22/07	6/30/07	9/30/07	12/31/07	3/31/08	6/30/08	9/30/08	12/31/08	3/31/09	6/30/09	9/30/09	12/31/09	3/31/10	6/30/10	9/30/10	12/31/10

Care Investment Trust Inc.(1)	100	101.85	88.74	80.91	80.75	73.24	90.55	62.65	40.44	38.52	56.81	57.78	66.07	64.15	55.56	52.74
S&P Index	100	100.05	102.08	98.68	89.36	86.93	79.65	62.17	53.10	61.18	70.35	74.97	77.83	68.60	75.95	83.70
Dow Jones Equity REIT Index	100	99.18	101.74	88.85	90.09	77.85	90.41	55.33	33.99	42.57	55.40	60.24	67.26	63.91	71.39	75.93
Dow Jones REIT Index	100	94.69	68.04	68.21	53.65	81.69	47.07	46.86	34.28	43.47	57.23	63.04	63.90	60.84	67.55	71.81

(1)	Adjusted to reflect a three-for-two stock split announced September 1, 2010.

ITEM 6.	Selected Financial Data

Set forth below is our selected financial data for the years ended December 31, 2010, December 31, 2009 and December 31, 2008. Although our Company continues to exist as the same legal entity after the Tiptree Transaction, as a result of the application of push-down accounting at August 13, 2010, we are required to present consolidated financial statements for the year ended December 31, 2010 as “Predecessor” and “Successor” periods. For a more detailed discussion of the Tiptree transaction, see “ITEM 1. Business — Overview.” Our predecessor periods relate to the accounting periods preceding the Tiptree Transaction in which we applied a historical basis of accounting. Our successor periods relate to the accounting periods following the Tiptree Transaction in which we have applied push-down accounting. To enhance the comparability of our consolidated results, we have mathematically combined our predecessor consolidated results for the 224 days ended August 12, 2010 and our successor consolidated results for the 141 days ended December 31, 2010. Although this presentation does not comply with GAAP, we believe it provides the most meaningful comparison of our consolidated results for the year ended December 31, 2010 because it allows us to compare our consolidated results over equivalent periods of time. Although we believe the foregoing presentation provides the most meaningful presentation for comparing our results for such period, you should nonetheless bear in mind that the consolidated financial statements for our predecessor and successor periods have been prepared using different bases of accounting and, accordingly, are not directly comparable to one another.

The following table utilizes a non-GAAP presentation for 2010 which combines the operating results of the successor and predecessor entities for the periods overlapping the 2010 fiscal year as described earlier. This information should be read in conjunction with ITEM 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Operating Data

						For the Period
						June 22, 2007
	For the	For the	For the	For the	For the	(Commencement
(In thousands,	Period from	Period from	Year Ended	Year Ended	Year Ended	of Operations) to
except share and	August 13, 2010 to	January 1, 2010 to	December 31,	December 31,	December 31,	December 31,
per share data)	December 31, 2010	August 12, 2010	2010	2009	2008	2007
	(Successor)	(Predecessor)	(Successor &	(Predecessor)	(Predecessor)	(Predecessor)
			Predecessor)

Total revenues	$5,675	$9,228	$14,903	$20,009	$22,259	$12,163
Operating expenses(1)(2)	4,778	20,708	25,486	12,153	44,271	14,339
Other income/expense
Interest expense	2,139	3,578	5,717	6,510	4,521	134
Loss from partially-owned entities	1,540	1,941	3,481	4,397	4,431	—
Net loss(1)(2)	$(2,464)	$(16,941)	$(19,405)	$(2,826)	$(30,806)	$(1,557)

Net loss per share — basic and diluted	$(0.24)	$(0.84)	$(0.84)	$(0.14)	$(1.47)	$(0.07)

Cash dividends paid per share	$0.00	$0.00	$0.00	$0.68	$0.68	$0.17

Balance Sheet Data

	As of	As of	As of	As of
	December 31,	December 31,	December 31,	December 31,
(In thousands)	2010	2009	2008	2007
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Loans held for investment	$8,552	$—	$—	$236,833
Investments in loans held at LOCOM	—	25,325	159,916	—
Investment in real estate, net	105,729	101,539	105,130	—
Investments in partially-owned entities	39,200	56,078	64,890	72,353
Total assets	166,877	315,432	370,906	328,398
Borrowings under warehouse line of credit	—	—	37,781	25,000
Mortgage notes payable	81,684	81,873	82,217	—
Total liabilities	86,264	88,639	129,774	35,063
Stockholders’ equity	80,612	226,793	241,132	293,335

Other Data

				For the Period
				June 22, 2007
	For the	For the	For the	(Commencement
	Year Ended	Year Ended	Year Ended	of Operations) to
	December 31,	December 31,	December 31,	December 31,
(In thousands, except per share data)	2010	2009	2008	2007

Funds from Operations(3)	$(6,739)	$10,188	$(19,832)	$(1,557)

Funds from Operations per share	$(0.29)	$0.51	$(0.95)	$(0.07)

Adjusted Funds from Operations(3)	$(7,822)	$6,183	$4,560	$7,902

Adjusted Funds from Operations per share — basic and diluted	$(0.34)	$0.31	$0.22	$0.38

(1)	For 2008, includes a $29,327 charge related to the valuation allowance on our loans held at LOCOM.

(2)	For 2010, includes a $7,400 expense related to the buyout payment incurred in conjunction with the termination of CIT Healthcare as our Manager for the Predecessor period.

(3)	Funds from Operations (FFO) and Available Funds from Operations (AFFO) are non-GAAP financial measures of REIT performance. See ITEM 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures” for additional information.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Care Investment Trust Inc. (all references to “Care”, “the Company”, “we”, “us”, and “our” means Care Investment Trust Inc. and its subsidiaries) is a healthcare equity REIT formed to invest in healthcare-related real estate and mortgage debt. The Company, which utilizes a hybrid management structure, was incorporated in Maryland in March 2007 and completed its initial public offering on June 22, 2007. As a REIT, we are generally not subject to income taxes. To maintain our REIT status, we are required to distribute annually as dividends at least 90% of our REIT taxable income, as defined by the Internal Revenue Code of 1986, as amended (the “Code”), to our stockholders, among other requirements. If we fail to qualify as a REIT in any taxable year, we would be subject to U.S. federal income tax on our taxable income at regular corporate tax rates.

We were originally structured as an externally managed REIT and positioned to make mortgage investments in healthcare-related properties, and to invest in healthcare-related real estate, through utilizing the origination platform of our then external manager, CIT Healthcare LLC (“CIT Healthcare”), a wholly-owned subsidiary of CIT Group Inc. (“CIT”). We acquired our initial portfolio of mortgage loan assets from CIT Healthcare in exchange for cash proceeds from our initial public offering and common stock. In response to dislocations in the overall credit market, and in particular the securitized financing markets, in late 2007, we redirected our focus to place greater emphasis on healthcare-related real estate investments. In 2008, we completed this transition into becoming an equity REIT by making our mortgage loan portfolio available for sale and fully shifting our strategy from investing in mortgage loans to acquiring healthcare-related real estate.

On March 16, 2010, we entered into a definitive purchase and sale agreement with Tiptree Financial Partners, L.P. (“Tiptree”) under which we agreed to sell a significant amount of newly issued common stock to Tiptree at $9.00 per share and to launch a cash tender offer for up to all of our outstanding common stock at $9.00 per share. This transaction was completed on August 13, 2010, resulting in a change of control of our Company. A total of approximately 19.74 million shares of our common stock, representing approximately 97.4% of our outstanding common stock, were tendered by our stockholders and approximately 6.19 million of newly issued shares of our common stock, representing approximately 92.2% of our outstanding common stock, after taking into consideration the effect of the tender offer, were issued to Tiptree in exchange for cash proceeds of approximately $55.67 million.

On November 4, 2010, in conjunction with the change of control, we entered into a termination, cooperation and confidentiality agreement with CIT Healthcare which terminated CIT Healthcare as our external manager as of November 16, 2010. A hybrid management structure was put into place with senior management being internalized and the Company entering into a services agreement with TREIT Management, LLC (“TREIT”), an affiliate of Tiptree Capital.

As of December 31, 2010, we maintained a diversified investment portfolio consisting of approximately $39.2 million (25%) in unconsolidated joint ventures that own real estate, approximately $112.2 million (70%) invested in wholly owned real estate and approximately $8.6 million (5%) in mortgage loans. Due to our change of control and our election to utilize push-down accounting, our entire portfolio was revalued as of August 13, 2010 based on the estimated fair market value of each asset on such date. Our current investments in healthcare real estate include medical office buildings, assisted living facilities, independent living facilities and Alzheimer facilities. Our remaining mortgage investment is primarily secured by a portfolio of skilled nursing, assisted living and mixed-use facilities.

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

Investments in Loans

Investments in loans amounted to $8.6 million at December 31, 2010 and $25.3 million at December 31, 2009. Accounting Standards Codification 948 Financial Services — Mortgage Banking (“ASC 948”), which codified the FASB’s Accounting for Certain Mortgage Banking provides that loans which are expected to be held for the foreseeable future or to maturity should be held at amortized cost, and all other loans should be held at LOCOM, measured on an individual basis. Our intent is to hold our remaining loan investment to maturity and we therefore, in accordance with ASC 948, accounted for this loan at its amortized cost, adjusted for any allowance for unrealized losses. For the year ended December 31, 2009, we carried our loan portfolio at LOCOM. The determination to account for our loan investments at December 31, 2009 at LOCOM was driven by our decision in 2008 to reposition ourselves from a mortgage REIT to a traditional direct property ownership REIT (referred to as an Equity REIT, see notes 2, 3, 4, 5 and 6 to the consolidated financial statements). At that time, due to overall market conditions and the resulting decision to convert our focus to property ownership, we were no longer certain that we would hold our portfolio of loans to maturity and, therefore, in accordance with ASC 948 were required to account for our loan portfolio using LOCOM. Prior to such time, we held our loans to maturity, and therefore the loans had been carried at amortized cost, net of unamortized loan fees, acquisition and origination costs, unless the loans were impaired.

As part of the implementation of LOCOM for December 31, 2009,we followed the guidance provided in ASC 820 Fair Value Measurements and Disclosures (“ASC 820”), and included nonperformance risk in calculating fair value adjustments. As specified in ASC 820, the framework for measuring fair value is based on independent observable inputs of market data and follows the following hierarchy:

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

Coupon interest on our remaining mortgage loan is recognized as revenue when earned. Receivables are evaluated for collectability if a loan becomes more than 90 days past due. The principal amortization portion of payments received is applied to the carrying value.

Expense for credit losses in connection with loan investments is a charge to earnings to increase the allowance for credit losses to the level that management estimates to be adequate to cover probable losses considering delinquencies, loss experience and collateral quality. Allowance for unrealized losses are taken on loans based on factors including the estimated ability to recover our carrying value and estimated fair value of the underlying real estate collateral on an individual loan basis. The fair value of the collateral may be determined by an evaluation of operating cash flow from the property during the projected holding period, and/or estimated sales value computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less selling costs. Whichever method is used, other factors considered relate to geographic trends and project diversification, the size of the portfolio and current economic conditions. Based upon these factors, we will establish an allowance for credit losses when appropriate. When it is probable that we will be unable to collect all amounts contractually due, the loan is considered impaired.

Where an unrealized loss is indicated, a charge is recorded based upon the excess of the recorded investment amount over our estimated recovery amount. For the period from August 13, 2010 to December 31, 2010 (Successor), we incurred an allowance for unrealized loss of approximately $0.4 million.

We rely on significant subjective judgments and assumptions of our Management and external adviser (i.e., discount rates, expected prepayments, market comparables, etc.) regarding the above items. There may be a material impact to these financial statements if such judgments or assumptions are subsequently determined to be incorrect.

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

Upon the acquisition of real estate, we assess the fair value of acquired assets (including land, buildings and improvements, and identified intangible assets such as above and below market leases and acquired in-place leases and customer relationships) and acquired liabilities in accordance with Accounting Standards Codification 805 Business Combinations (“ASC 805”), and Accounting Standards Codification 350-30 Intangibles — Goodwill and other (“ASC 350-30”), and we allocate purchase price based on these assessments. We assess fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. This analysis was repeated and updated this past August as a result of our election to utilize push-down accounting in conjunction with the change of control of the Company.

Our properties, including any related intangible assets, are reviewed for impairment under ACS 360-10-35-15, Impairment or Disposal of Long-Lived Assets, (“ASC 360-10-35-15) if events or circumstances change indicating that the carrying amount of the assets may not be recoverable. Impairment exists when the carrying amount of an asset exceeds its fair value. An impairment loss is measured based on the excess of the carrying amount over the fair value. We have determined fair value by using a discounted cash flow model and an appropriate discount rate. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. If our anticipated holding periods change or estimated cash flows decline based on market conditions or otherwise, an impairment loss may be recognized. As of December 31, 2010, we have not recognized an impairment loss.

Revenue Recognition

Interest income on investments in loans is recognized over the life of the investment on the accrual basis. Fees received in connection with loans are recognized over the term of the loan as an adjustment to yield. Anticipated exit fees whose collection is expected will also be recognized over the term of the loan as an adjustment to yield. Unamortized fees are recognized when the associated loan investment is repaid before maturity on the date of such repayment. Premium and discount on purchased loans are amortized or accreted on the effective yield method over the remaining terms of the loans. As part of our implementation of push-down accounting in conjunction with our change of control in August of last year, such unamortized fees with respect to our remaining loan asset was eliminated and such loan was valued based on its fair market value as of August 13, 2010.

Income recognition will generally be suspended for loan investments at the earlier of the date at which payments become 90 days past due or when, in our opinion, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. For the years ended December 31, 2010 and 2009, we have no loan(s) for which income recognition has been suspended.

The Company recognizes rental revenue in accordance with Accounting Standards Codification 840 Leases (“ASC 840”). ASC 840 requires that revenue be recognized on a straight-line basis over the non-cancelable term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. Renewal options in leases with rental terms that are lower than those in the primary term are excluded from the calculation of straight line rent if the renewals are not reasonably assured. We commence rental revenue recognition when the tenant takes control of the leased space. The Company recognizes lease termination payments as a component of rental revenue in the period received, provided that there are no further obligations under the lease. As part of our election to utilize push-down accounting in conjunction with our change of control in August of last year, we revalued our rental property based on its fair market value as of August 13, 2010 and recalculated our rental revenue based on the remaining term of the leases in place.

Stock-based Compensation Plans

We have two stock-based compensation plans, described more fully in Note 14 to the consolidated financial statements. We account for the plans using the fair value recognition provisions of ASC 505-50 Equity-Based Payments to Non-Employees (“ASC 505-50”) and ASC 718 — Compensation — Stock Compensation (“ASC 718”). ASC 505-50 and ASC 718 require that compensation cost for stock-based compensation be recognized ratably over the service period of the award for employees, non employees and board members, respectively. Our stock-based compensation for our non-employees are adjusted in each subsequent reporting period based on the fair value of the award at the end of the reporting period until such time as the award has vested or the service being provided is substantially completed or, under certain circumstances, likely to be completed, whichever occurs first.

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

As of December 31, 2010, we have one derivative instrument on our balance sheet which is recorded as a $2.1 million liability. This derivative instrument pertains to the operating partnership units which were issued as part of our investment in the Cambridge Medical Office Building Portfolio (See Note 6 to the consolidated financial statements) in December of 2007. To the extent cash flow from operations from these properties is not sufficient to cover our required minimum return, the number of operating partnership units is reduced. We revalue the operating partnership units each quarter and any change in value is included in our income statement for the quarter.

Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our REIT taxable income to our stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income tax on our taxable income at regular corporate rates and we will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four (4) years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distributions to stockholders. However, we believe that we will operate in such a manner as to qualify for treatment as a REIT and we intend to operate in the foreseeable future in such a manner so that we will qualify as a REIT for federal income tax purposes. We may, however, be subject to certain state and local taxes.

In July 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 has been incorporated into ASC under Section 740, Income Taxes.ASC 740 prescribes a recognition threshold and measurement attribute for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. ASC 740 requires that the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. ASC 740 was adopted by the Company and became effective beginning January 1, 2007. The implementation of ASC 740 has not had a material impact on the Company’s consolidated financial statements. All tax years from 2007 and forward remain open for examination by the Internal Revenue Service. The Company does not have any uncertain tax positions as of December 31, 2010.

Earnings per Share

We present basic earnings per share or EPS in accordance with ASC 260, Earnings per Share. We also present diluted EPS, when diluted EPS is lower than basic EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount. At December 31, 2010, diluted EPS was the same as basic EPS because there were no outstanding restricted stock awards. The operating partnership units issued in connection with an investment (See Note 6 to the consolidated financial statements) are in escrow and do not impact EPS.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, real estate, loan investments and interest receivable. We may place our cash investments in excess of insured amounts with high quality financial institutions. We perform ongoing analysis of credit risk concentrations in our real estate and loan investment portfolio by evaluating exposure to various markets, underlying property types, investment structure, term, sponsors, tenant mix and other credit metrics. The collateral securing our remaining mortgage loan investment are real estate properties located in the United States.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurement, to enhance the usefulness of fair value measurements. The amended guidance requires both the disaggregation of information in certain existing disclosures, as well as the inclusion of more robust disclosures about valuation techniques and inputs to recurring and nonrecurring fair value measurements. This ASU amends ASC 820 to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. This ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. Further, this ASU amends guidance on employers’ disclosures about postretirement benefit plan assets under ASC 715 to require that disclosures be provided by classes of assets instead of by major categories of assets. This ASU is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The adoption of this standard did not affect our financial condition, results of operations or cash flows.

In June 2009, the FASB amended the guidance for determining whether an entity is a variable interest entity, or VIE. The guidance requires an entity to consolidate a VIE if: (i) it has the power to direct the activities that most significantly impact the VIE’s economic performance; and (ii) the obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. The pronouncement is effective for fiscal years beginning after November 15, 2009. On January 1, 2010, the Company adopted the FASB guidance for determining whether an entity is a variable interest entity; such adoption did not have a material effect on our financial condition, results of operations or cash flows.

Results of Operations

Although our Company continues to exist as the same legal entity after the change of control associated with the acquisition of approximately 92.2% of our common stock by Tiptree, as a result of our election to utilize push-down accounting, we are required to separate our consolidated financial statements for the year ended December 31, 2010 into “Predecessor” and “Successor” periods. Our predecessor periods relate to the accounting periods preceding the Tiptree Transaction. Our Successor period relates to the accounting period following the Tiptree Transaction. To enhance the comparability of our consolidated results, we have mathematically combined our Predecessor consolidated results for the 224 days ended August 12, 2010 and our Successor consolidated results for the 141 days ended December 31, 2010. Although this presentation does not comply with GAAP, we believe it provides the most meaningful comparison of our consolidated results for the years ended December 31, 2010, 2009 and 2008 because it allows us to compare our consolidated results over equivalent periods of time. While we believe the foregoing presentation provides the most meaningful presentation for comparing our results for such period, you should nonetheless bear in mind that the consolidated financial statements for our Predecessor and Successor periods have been prepared using different bases of accounting and, accordingly, are not directly comparable to one another.

The following table is a non-GAAP presentation which combines the operating results of the Successor and Predecessor entities for the periods overlapping the 2010 fiscal year as described earlier (dollars in thousands) (Unaudited):

	For the	For the
	Period from	Period from	Year Ended	Year Ended	Year Ended
	August 13, 2010 to	January 1, 2010 to	December 31,	December 31,	December 31,
	December 31, 2010	August 12, 2010	2010	2009	2008
	(Successor)	(Predecessor)	(Successor &	(Predecessor)	(Predecessor)
			Predecessor)

Revenue
Rental revenue	$5,123	$7,880	$13,003	$12,710	$6,228
Income from investments in loans	552	1,348	1,900	7,135	15,794
Other income	—	—	—	164	237

Total Revenue	5,675	9,228	14,903	20,009	22,259
Expenses
Management fees and buyout payments to related party	346	8,477	8,823	2,235	4,105
Marketing, general and administrative (including stock-based compensation expense of $374, $163, $537, $2,270 and $1,212, respectively)	2,923	11,021	13,944	11,653	6,623
Depreciation and amortization	1,509	2,072	3,581	3,375	1,554
Realized (gain)/loss on sale and repayment of loans	—	(4)	(4)	(1,064)	2,662
Adjustment to valuation allowance on Investment in loans	—	(858)	(858)	(4,046)	29,327

Operating Expenses	4,778	20,708	25,486	12,153	44,271

Other (Income) Expense
Loss from investments in partially-owned entities	1,540	1,941	3,481	4,397	4,431
Unrealized (gain)/loss on derivative instruments	(836)	41	(795)	(153)	237
Interest income	(6)	(99)	(105)	(73)	(395)
Unrealized loss on Investments	524	—	524	—	—
Interest expense, including amortization of deferred financing costs	2,139	3,578	5,717	6,511	4,521

Net Loss	$(2,464)	$(16,941)	$(19,405)	$(2,826)	$(30,806)

Revenue

Rental Revenues

During the year ended December 31, 2010, we recognized approximately $13.0 million of rental revenue on the twelve (12) properties acquired in the Bickford transaction in June 2008 and the two (2) additional properties acquired from Bickford in September 2008, as compared with approximately $12.7 million recognized during the twelve (12) month period ended December 31, 2009; an increase of approximately $0.3 million. The increase in revenue was the result of annual escalations in contractual rent due from Bickford as per the terms of the master lease on the 14 properties.

We earned investment income on our mortgage loan investments of approximately $1.9 million for the fiscal year ended December 31, 2010 as compared with approximately $7.1 million for the comparable period ended December 31, 2009; a decrease of approximately $5.2 million. The decrease in income related to our loan portfolio is primarily attributable to a lower average outstanding principal loan balance during the year ended December 31, 2010 as compared with the twelve (12) month period ended December 31, 2009. This was the result of loan prepayments and loan sales that occurred during the fourth quarter of 2009 and the first quarter of 2010 in connection with the Company’s decision to shift our operating strategy to place greater emphasis on acquiring high quality healthcare-related real estate investments and away from mortgage investments. Our remaining mortgage loan investment is part of a syndicated loan and has a variable interest rate based on 30-day LIBOR, and at December 31, 2010 and 2009 had an effective yield of 4.34% and 6.99%, respectively. This mortgage loan was originally scheduled to mature on February 1, 2011. Pursuant to negotiations with the borrower, the loan maturity has been extended twice, first to April 21, 2011, and subsequently to June 20, 2011. As per the terms of the most recent extension, the borrower will continue to pay scheduled principal and interest payments, and default interest shall accrue. We continue to hold the loan on accrual status and accordingly record interest and principal as received. Further, in connection with the first extension, the lenders agreed to liquidate the capital expenditure reserve which resulted a principal paydown to us of approximately $1.0 million on February 17, 2011 which we treated as partial principal paydown.

Expenses

For the fiscal year ended December 31, 2010, we recorded management fee expense and buyout payments under our Management Agreement of approximately $8.8 million as compared with approximately $2.2 million for the fiscal year ended December 31, 2009, an increase of approximately $6.6 million. The increase is primarily attributable to the buyout payment of $7.4 million made to CIT Healthcare in 2010 in connection with the termination of CIT Healthcare as manager.

Marketing, general and administrative expenses were approximately $13.9 million for the fiscal year ended December 31, 2010 and consist of fees for professional services, insurance, general overhead costs for the Company and real estate taxes on our facilities as compared with approximately $11.6 million for the twelve (12) month period ended December 31, 2009, an increase of approximately $2.2 million. The increase is primarily a result of increased legal and advisory fees incurred in connection with the Tiptree Transaction. Included in the marketing, general and administrative expenses for 2010 are Predecessor costs for advisory services of $3.5 million, Directors and Officers insurance costs of $1.3 million and legal costs associated with the Tiptree transaction and Cambridge litigation of $1.5 million. Pursuant to ASC 505-50, we recognized an expense of $0.2 million for the year ended December 31, 2010 related to remeasurement of stock grants as compared with an expense of $2.3 million for the year ended December 31, 2009, a decrease of approximately $2.1 million. The decrease was principally the result of fewer share issuances in the fiscal year ended 2010 and accelerated vesting of stock-based compensation resulting from the January 28, 2010 shareholder vote approving the plan of liquidation which was recognized in the fiscal year ended 2009. Upon approval of the plan of liquidation, most of the Company’s remaining stock grants vested immediately. In addition, we paid $0.2 million and $0.3 million in stock-based compensation related to shares of our common stock earned by our independent directors as part of their compensation for the fiscal years ended December 31, 2010 and 2009, respectively. The decrease in stock-based compensation to our directors was the result of fewer directors receiving compensation on our Board of Directors as well as a reduction in the director’s fees payable for services rendered effective August 13, 2010. Each independent director is paid a base retainer of $50,000 annually, which is payable 70% in cash and 30% in stock. Payments are made quarterly in arrears. Shares of our common stock issued to our independent directors as part of their annual compensation vest immediately and are expensed by us accordingly.

The management fees, expense reimbursements, and the relationship between CIT Healthcare and us are discussed further in Note 12.

Loss from investments in partially-owned entities

For the fiscal year ended December 31, 2010, net loss from partially-owned entities amounted to $3.5 million as compared with a loss of $4.4 million for the comparable period ended fiscal year ended December 31, 2009, a decrease of approximately $0.9 million. Our equity in the non-cash operating loss of the Cambridge properties for the fiscal year ended December 31, 2010 was $4.6 million, which included $9.1 million attributable to our share of the depreciation and amortization expenses associated with the Cambridge properties, which was partially offset by our share of equity income in the SMC properties of $1.0 million. Total cash received from the Cambridge and SMC investments during the fiscal year ended December 31, 2010 was approximately $6.4 million.

Unrealized gain on derivatives

We recognized a $0.8 million unrealized loss on the fair value of our obligation to issue partnership units related to the Cambridge transaction for the year ended December 31, 2010 as compared with an unrealized loss of $0.2 million for the fiscal year ended December 31, 2009.

Interest Expense

We incurred interest expense of $5.7 million for the fiscal year ended December 31, 2010 as compared with interest expense of $6.5 million for the comparable period in 2009 a decrease of approximately $0.8 million. The decrease is primarily related to the write-off of deferred financing fees incurred in connection with the Company’s termination of its warehouse line in 2009. Interest expense for 2010 was related to the interest payable on the mortgage debt which was incurred for the acquisition of 14 facilities from Bickford.

Valuation Allowance on Loans Held at LOCOM and Realized (Gain)/Loss on Loans Sold

We recognized a favorable adjustment to our Investment in Loans of $0.9 million in fiscal year 2010 as compared with a favorable adjustment of $4.0 million for the comparable period in 2009. Until December 31, 2008, we intended to hold our loans to maturity, and therefore the loans had been carried at amortized cost, net of unamortized loan fees, acquisition and origination costs, unless the loans were impaired. At December 31, 2008, reflecting a change in Care’s strategies in connection with our decision to reposition ourselves from a mortgage REIT to a traditional direct property ownership REIT and as a result of existing market conditions, we reclassified our portfolio of mortgage loans to LOCOM and recorded a charge of $29.3 million. Interim assessments were made of carrying values of the loans based on available data, including sale and repayments on a quarterly basis during 2009 through August 13, 2010. Available data included appraisals, repayments and mortgage loan sales to our manager and to third parties In connection with the transfer, we recorded an initial valuation allowance of approximately $29.3 million representing the difference between our carrying amount of the loans and their estimated fair value at December 31, 2008. At December 31, 2009, the valuation allowance was reduced to $8.4 million representing the difference between the carrying amounts and estimated fair value of our three remaining loans.

Our intent is to hold our remaining loan investment to maturity, and we have therefore valued this loan on an amortized cost basis, as adjusted for the use of push-down accounting associated with the change of control resulting from the Tiptree transaction. The principal amortization portion of payments received is applied to the carrying value, and the interest portion of the payment is recorded as interest income.

Depreciation and Amortization

Depreciation and amortization expenses amounted to $3.6 million in the fiscal year ended 2010 and $3.4 million for the comparable period in 2009, an increase of approximately $0.2 million. The Depreciation and Amortization expense related primarily to the twelve (12) Bickford properties acquired in June 2008 and the two (2) Bickford properties acquired in September 2008.

Cash Flows

Cash and cash equivalents were approximately $5.0 million at December 31, 2010 as compared with approximately $122.5 million at December 31, 2009, a decrease of approximately $117.5 million. The utilization of cash during the year ended 2010 was primarily in conjunction with the Tiptree transaction and pertained to the Company’s $9.00 per share self-tender offer. A total of approximately 19.74 million shares were tendered requiring a net cash outlay of approximately $177.7 million of which approximately $123.3 million was funded from cash on hand and the balance from the cash proceeds of the stock sale to Tiptree. This was an increase of approximately $71.4 million over the net cash of approximately $51.9 which was utilized for net financing for the twelve (12) months ended December 31, 2009 which consisted primarily of approximately $37.8 for repayment and retirement of our warehouse line and approximately $13.8 million for the payment of dividends.

Net cash used in operating activities for the year ended December 31, 2010 amounted to approximately $10.3 million as compared with approximately $6.7 million generated from operating activities for the twelve (12) months ended December 31, 2009, a difference of approximately $17.0 million. Net loss before adjustments for 2010 was $19.4 million. The allocated equity loss in the operating results of and cash distributions from the Cambridge properties resulted in total addition or offset to the net loss of approximately $9.8 million. Non-cash charges for straight-line effects of lease revenue, gains on sales and repayments of loans, adjustment to our valuation allowance on investments in loans, amortization of deferred loan fees, amortization and write-off of deferred financing costs, stock based compensation, unrealized loss on derivative instruments, unrealized loss from asset impairment charges and depreciation and amortization generated approximately $0.3 million of incremental cash flow. The net change in operating assets and liabilities absorbed approximately $1.0 million of cash and consisted of a decrease in accrued interest receivable and other assets of $0.3 million which was offset by a decrease in accounts payable and accrued expenses of approximately $0.3 million and an approximately $1.0 million decrease in other liabilities including amounts due to a related party.

Net cash provided by investing activities for the fiscal year ended December 31, 2010 was approximately $16.1 million as compared with approximately $136.0 million provided from investing activities for the twelve (12) months ended December 31, 2009, a decrease of approximately $119.9 million. The decrease is primarily attributable to investments in partially-owned entities of approximately $0.9 million and fixed asset purchases of $0.2 million (consisting of capital expenditures from reserve accounts) during 2010, as compared with investments in partially-owned entities of approximately $2.4 million, offset by sales of loans to third parties generating approximately $55.8 million, sales of loans to CIT Healthcare of approximately $42.2 million and loan repayments received of approximately $40.4 million during the twelve (12) months ended December 31, 2009.

Net cash used in financing activities for the year ended December 31, 2010 was $123.3 million as compared with net cash used in financing activities of $51.9 million for the year ended December 31, 2009, an increase of $71.4 million. The increase is primarily attributable to the cash used to consummate the purchase of our common stock via tender offer of $177.7 million, which was partially offset by cash received from the sale of shares to Tiptree in conjunction with the sale of control of the Company of $55.7 million. This compares with the repayment of $37.8 million and subsequent termination of our warehouse line of credit and payment of dividends totaling $10.3 million during the comparable period ended December 31, 2009.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain loans and other investments, pay dividends and other general business needs. Our primary sources of liquidity are rental income from our real estate properties, distributions from our joint ventures, net interest income earned on our remaining mortgage loan and interest income earned from our available cash balances. We also obtain liquidity from repayments of principal by our borrower in connection with our loan.

As of December 31, 2010, the Company had approximately $5.0 million in cash and cash equivalents.

Prior to February of 2010, we relied on borrowings under a warehouse line of credit along with a Mortgage Purchase Agreement (“MPA”) with CIT Healthcare to fund our investments. In October 2007, we obtained a warehouse line of credit from Column Financial, an affiliate of Credit Suisse, under which we borrowed funds collateralized by the mortgage loans in our portfolio. In March 2009, we repaid these borrowings in full with cash on hand. In September 2008, we entered into a Mortgage Purchase Agreement (“MPA”) with our then Manager in order to secure a potential additional source of liquidity. Pursuant to the MPA, we had the right, subject to the conditions of the MPA, to cause CIT Healthcare to purchase our mortgage loans at their then-current fair market value, as determined by a third party appraiser. On January 28, 2010, upon the effective date of the second amendment to the Management Agreement with CIT Healthcare, the MPA was terminated and all outstanding notices of our intent to sell additional loans to our then Manager were rescinded.

To maintain our status as a REIT under the Code, we must distribute annually at least 90% of our REIT taxable income. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital for future operations.

Capitalization

As of December 31, 2010, we had 10,064,982 shares of common stock outstanding, which includes a stock split in the ratio of three-for-two effected in the form of a common stock dividend during the third quarter of 2010.

Contractual Obligations

The table below summarizes our contractual obligations as of December 31, 2010.

Amounts in millions	2011	2012	2013	2014	2015	Thereafter

Commitment to fund tenant improvements	$0.9	$—	$—	$—	$—	$—
Mortgage notes payable	6.5	6.5	6.5	6.5	80.4	—
TREIT Management fee(1)	0.4	0.4	0.4	—	—	—
Company Office Lease	0.2	0.2	0.2	0.2	0.2	0.8

(1)	Subject to increase based on increases in shareholders’ equity. The termination fee payable to TREIT in the event of non-renewal of the Services Agreement by the Company is not fixed and determinable and is therefore not included in the table.

We have commitments at December 31, 2010 to finance tenant improvements of $0.9 million which represents holdbacks from the initial purchase of Cambridge. The estimated amounts and timing of the commitments to fund tenant improvements are based on projections by the managers who are affiliates of Cambridge.

On November 4, 2010, the Company entered into a Services Agreement (the “Services Agreement”) with TREIT pursuant to which TREIT will provide certain advisory services related to the Company’s business beginning on the Termination Effective Date, as defined herein. For such services, the Company will pay TREIT a monthly base services fee in arrears of one-twelfth of 0.5% of the Company’s Equity (as defined in the Services Agreement). The initial term of the Services Agreement shall expire on December 31, 2013 and will renew automatically each year thereafter for an additional one-year period unless the Company or TREIT elects not to renew.

On June 26, 2008 with the acquisition of the twelve (12) properties from Bickford Senior Living Group LLC, the Company entered into a mortgage loan with Red Mortgage Capital, Inc. for $74.6 million. The terms of the mortgage required interest-only payments at a fixed interest rate of 6.845% for the first twelve months. Commencing on the first anniversary and every month thereafter, the mortgage loan requires a fixed monthly payment of approximately $0.5 million for both principal and interest until the maturity in July 2015 when the then outstanding balance of approximately $69.6 million is due and payable. Care made principal payments of approximately $0.7 million during the year ended December 31, 2010. The mortgage loan is collateralized by the twelve (12) Bickford properties.

On September 30, 2008 with the acquisition of the two (2) additional properties from Bickford, the Company entered into an additional mortgage loan with Red Mortgage Capital, Inc. for $7.6 million. The terms of the mortgage require monthly interest and principal payments of approximately $52,000 based on a fixed interest rate of 7.17% until the maturity in July 2015 when the then outstanding balance of approximately $7.1 million of the loan is due and payable. Care made principal payments of approximately $0.1 million during the year ended December 31, 2010. The mortgage loan is collateralized by the remaining two (2) Bickford properties.

In conjunction with the termination of CIT Healthcare as our external manager, the Company entered into a lease for its new headquarters at 780 Third Avenue, New York, NY which expires in March 2019. The annual rent obligation from this commitment is approximately $0.2 million.

Off-Balance Sheet Arrangements

As discussed above in “Business — Unconsolidated Joint Ventures,” we own interests in certain unconsolidated joint ventures. Our risk of loss associated with these investments is limited to our investment in each of these joint ventures. It should be noted, however, that under the terms of our investment in the joint venture with Cambridge Holdings, our joint venture party had the contractual right to put its 15% interest in the Cambridge properties to us in the event we entered into a change in control transaction. Accordingly, we provided notice to Cambridge on May 7, 2009 that we had entered into a term sheet with a third party for a transaction that would result in a change in control of Care which notice, in our opinion, triggered Cambridge’s contractual right to “put” its interests in the joint venture to us at a price equal to the then fair market value of such interests. Pursuant to the agreement, fair market value was to be mutually agreed to by the parties, or, lacking such mutual agreement, at a price determined through qualified third party appraisals. Cambridge did not exercise its right to put its 15% joint venture interest to us in connection with our aforementioned entry into the term sheet with the third party. As a result, it is our position that Cambridge’s contractual put right expired.

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

Related Party Transactions and Agreements

Management Agreement

In connection with our initial public offering, we entered into a Management Agreement with CIT Healthcare, which described the services to be provided by our former Manager and its compensation for those services. Under the Management Agreement, CIT Healthcare, subject to the oversight of our board of directors, was required to conduct our business affairs in conformity with the policies approved by our board of directors. The Management Agreement had an initial term scheduled to expire on June 30, 2010, which would automatically be renewed for one-year terms thereafter unless terminated by us or CIT Healthcare.

On September 30, 2008, we entered into an amendment (the “Amendment”) to the Management Agreement between ourselves and CIT Healthcare. Pursuant to the terms of the Amendment, the Base Management Fee (as defined in the Management Agreement) payable to the Manager under the Management Agreement was reduced from a monthly amount equal to 1/12 of 1.75% of the Company’s equity (as defined in the Management Agreement) to a monthly amount equal to 1/12 of 0.875% of the Company’s equity. In addition, pursuant to the terms of the Amendment, the Incentive Fee (as defined in the Management Agreement) payable to the Manager pursuant to the Management Agreement was eliminated and the Termination Fee (as defined in the Management Agreement) payable to the Manager upon the termination or non-renewal of the Management Agreement was amended to equal the average annual Base Management Fee as earned by the Manager during the two years immediately preceding the most recently completed fiscal quarter prior to the date of termination times three, but in no event less than $15.4 million. No termination fee would be payable if we terminated the Management Agreement for cause.

In consideration of the Amendment and for CIT Healthcare’s continued and future services to the Company, the Company granted CIT Healthcare warrants to purchase 435,000 shares of the Company’s common stock at $17.00 per share (the “Warrant”) under the Manager Equity Plan adopted by the Company on June 21, 2007 (the “Manager Equity Plan”). The Warrant, which is immediately exercisable, expires on September 30, 2018.

On January 15, 2010, we entered into an Amended and Restated Management Agreement (the “A&R Management Agreement”) with CIT Healthcare’s. Pursuant to the terms of the A&R Management Agreement, which became effective upon approval of the Company’s plan of liquidation by our stockholders on January 28, 2010, the Base Management Fee was reduced to a monthly amount equal to: (i) $125,000 from February 1, 2010 until the earlier of (x) June 30, 2010 and (y) the date on which four (4) of the Company’s six (6) then-existing investments have been sold; then from such date (ii) $100,000 until the earlier of (x) December 31, 2010 and (y) the date on which five (5) of the Company’s six (6) then-existing investments have been sold; then from such date (iii) $75,000 until the effective date of expiration or earlier termination of the Agreement by either of the Company or CIT Healthcare; provided, however, that notwithstanding the foregoing, the base management fee shall remain at $125,000 per month until the later of (a) ninety (90) days after the filing by the Company of a Form 15 with the SEC;

and (b) the date that the Company is no longer subject to the reporting requirements of the Exchange Act. In addition, the termination fee payable to the Manager upon the termination or non-renewal of the Management Agreement was replaced by a buyout payment of $7.5 million, payable in installments of: (i) $2.5 million upon approval of the Company’s plan of liquidation by our stockholders; (ii) $2.5 million upon the earlier of (a) April 1, 2010 and (b) the effective date of the termination of the A&R Management Agreement by either of the Company or CIT Healthcare; and (iii) $2.5 million upon the earlier of (a) June 30, 2011 and (b) the effective date of the termination of the A&R Management Agreement by either the Company or CIT Healthcare. The A&R Management Agreement also provided CIT Healthcare with an incentive fee of $1.5 million if: (i) at any time prior to December 31, 2011, the aggregate cash dividends paid to the Company’s stockholders since the effective date of the A&R Management Agreement equaled or exceeded $9.25 per share or (ii) as of December 31, 2011, the sum of: (x) the aggregate cash dividends paid to the Company’s stockholders since the effective date of the A&R Management Agreement and (y) the aggregate distributable cash equals or exceeds $9.25 per share. In the event that the aggregate distributable cash equaled or exceeded $9.25 per share but for the impact of payment of a $1.5 million incentive fee, the Company shall have paid CIT Healthcare an incentive fee in an amount that allows the aggregate distributable cash to equal $9.25 per share. Under the A&R Management Agreement, the Mortgage Purchase Agreement between us and CIT Healthcare was terminated and all outstanding notices of our intent to sell additional loans to CIT Healthcare were rescinded. The A&R Management Agreement was to continue in effect, unless earlier terminated in accordance with the terms thereof, until December 31, 2011.

On November 4, 2010, the Company entered into a Termination, Cooperation and Confidentiality Agreement (the “CIT Termination Agreement”) with CIT Healthcare. Pursuant to the CIT Termination Agreement, the parties terminated the A&R Management Agreement on November 16, 2010 (the “Termination Effective Date”). The CIT Termination Agreement also provides for an 180 day cooperation period beginning on the Termination Effective Date relating to the transition of management of the Company from CIT Healthcare to the officers of the Company, a two (2) year mutual confidentiality period and a mutual release of all claims related to CIT Healthcare’s management of the Company. Under the CIT Termination Agreement, the parties agreed that in lieu of the payments otherwise required under the termination provisions of the A&R Management Agreement, the Company would pay to CIT Healthcare on the Termination Effective Date $2.4 million plus any earned but unpaid monthly installments of the base management fee due under the A&R Management Agreement. Those amounts were paid in full in November 2010. The Company previously paid $5.0 million of this buyout fee during the first two quarters of 2010.

For the periods ended December 31, 2010 and December 31, 2009, we recognized $8.8 million and $2.2 million in management fee and buyout fee expense, respectively. Since our initial public offering, transactions with CIT Healthcare relating to our initial public offering and the Management Agreement included:

•	The acquisition of our initial assets from CIT Healthcare upon the completion of our initial public offering. The fair value of the acquisitions was approximately $283.1 million inclusive of approximately $4.6 million in premium. In exchange for these assets, we issued 5,256,250 restricted shares of common stock to CIT Healthcare at a fair value of approximately $78.8 million and paid approximately $204.3 million in cash from the proceeds of our initial public offering;

•	Our issuance of 607,690 shares of common stock issued to CIT Healthcare concurrently with our initial public offering at a fair value of $9.1 million at date of grant. These shares vested immediately and therefore their fair value was expensed at issuance;

•	Our issuance of 133,333 restricted shares of common stock to CIT Healthcare’s employees, some of who were also our officers or directors, and 15,000 shares to our independent directors, with a total fair value of approximately $2.2 million at the date of grant. The shares granted to CIT Healthcare employees and the shares granted to our independent directors vested immediately upon approval of the Company’s plan of liquidation by its shareholders; and

•	Expenses of $8.7 million for the Base Management Fee and buyout expenses as required pursuant to our agreement with CIT Healthcare for the year ended December 31, 2010, which consisted of $7.4 million related to the buyout fee in conjunction with the termination of CIT Healthcare as manager and $1.1 million of management fees paid to CIT Healthcare, and expenses of $2.2 million for the Base Management Fee for the comparable period in 2009.

Services Agreement

On November 4, 2010, the Company entered into a Services Agreement (the “Services Agreement”) with TREIT pursuant to which TREIT will provide certain advisory services related to the Company’s business beginning on the Termination Effective Date. For such services, the Company will pay TREIT a monthly base services fee in arrears of one-twelfth of 0.5% of the Company’s Equity (as defined in the Services Agreement) and a quarterly incentive fee of 15% of the Company’s AFFO Plus Gain/(Loss) On Sale (as defined in the Services Agreement) so long as and to the extent that the Company’s AFFO Plus Gain /(Loss) on Sale exceeds an amount equal to Equity multiplied by the Hurdle Rate (as defined in the Services Agreement). Twenty percent (20%) of any such incentive fee shall be paid in shares of common stock of the Company, unless a greater percentage is requested by TREIT and approved by an independent committee of directors. The initial term of the Services Agreement extends until December 31, 2013. Unless terminated earlier in accordance with its terms, the Services Agreement will be automatically renewed for one year periods following such date unless either party elects not to renew. If the Company elects to terminate without cause, or elects not to renew the Services Agreement, a Termination Fee (as defined in the Services Agreement) shall be payable by the Company to TREIT.

For the periods ended December 31, 2010 and December 31, 2009, we paid $0.1 million and $0 in management fee expense, respectively to TREIT Management, LLC.

Mortgage Purchase Agreement

On September 30, 2008, we entered into a Mortgage Purchase Agreement (“MPA”) with CIT Healthcare in order to secure a potential additional source of liquidity. Pursuant to the MPA, the Company had the right, but not the obligation, to cause the Manager to purchase its current senior mortgage assets (the “Mortgage Assets”) at their then-current fair market value, as determined by a third party appraiser. However, the MPA provided that in no event shall CIT Healthcare be obligated to purchase any Mortgage Asset if: (a) CIT Healthcare had already purchased Mortgage Assets with an aggregate sale price of $125.0 million pursuant to the MPA or (b) the third party appraiser determined that the fair market value of such Mortgage Asset is greater than 105% of the then outstanding principal balance of such Mortgage Asset.

Pursuant to the MPA, we sold mortgage investments made to four borrowers to CIT Healthcare for total proceeds of $64.6 million. The sale of the first mortgage to CIT Healthcare closed in November 2008 for proceeds of $22.4 million and the sale of the second mortgage closed in February 2009 for proceeds of $22.5 million. Additional mortgages from two borrowers were sold to CIT Healthcare during August and September 2009 and generated cash proceeds of $2.3 million and $17.4 million, respectively.

On January 28, 2010, upon the effective date of the A&R Management Agreement with CIT Healthcare, the MPA was terminated and all outstanding notices of our intent to sell additional loans to our Manager were rescinded.

Warrant

In consideration of the Amendment and for CIT Healthcare’s continued and future services to the Company, the Company granted our former manager warrants to purchase 435,000 shares of the Company’s common stock at $17.00 per share (the “Warrant”) under the Manager Equity Plan adopted by the Company on June 21, 2007 (the “Manager Equity Plan”). The Warrant, which is immediately exercisable, expires on September 30, 2018. As part of the Tiptree Transaction, Tiptree acquired the Warrant from CIT Healthcare for $100,000.

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

We believe that FFO and AFFO provide additional measures of our core operating performance by eliminating the impact of certain non-cash expenses and facilitating a comparison of our financial results to those of other comparable REITs with fewer or no non-cash charges and comparison of our own operating results from period to period. The Company uses FFO and AFFO in this way, and also uses AFFO as one performance metric in the Company’s executive compensation program. The Company also believes that its investors will use FFO and AFFO to evaluate and compare the performance of the Company and its peers, and as such, the Company believes that the disclosure of FFO and AFFO is useful to (and expected of) its investors.

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

Although our Company continues to exist as the same legal entity after the Tiptree Transaction, as a result of the application of push down accounting at August 13, 2010, we are required to present consolidated financial statements for the year ended December 31, 2010 as “Predecessor” and “Successor” periods. Our Predecessor periods relate to the accounting periods preceding the Tiptree Transaction. Our Successor periods relate to the accounting periods following the Tiptree Transaction. To enhance the comparability of our consolidated results, we have mathematically combined our Predecessor consolidated results for the 224 days ended August 12, 2010 and our Successor consolidated results for the 141 days ended December 31, 2010, which we believe provides the most meaningful comparison of our consolidated results for the year ended December 31, 2010. Although we believe the foregoing presentation provides the most meaningful presentation for comparing our results for such period, you should nonetheless bear in mind that the consolidated financial statements for our Predecessor and Successor periods have been prepared using different bases of accounting and, accordingly, are not directly comparable to one another.

The following table combines the operating results of the successor and predecessor entities for the periods overlapping the 2010 fiscal year as described earlier (dollars in thousands except per share data):

	For the year ended
	December 31, 2010
(In thousands, except share and per share data)	FFO	AFFO

Net loss	$(19,405)	$(19,405)
Depreciation and amortization from partially-owned entities	9,086	9,086
Depreciation and amortization on owned properties	3,581	3,581
Adjustment to valuation allowance for investment in loans	—	(858)
Straight-line effects of lease revenue	—	(2,366)
Excess cash distributions from the Company’s equity method investments	—	639
Unrealized loss from asset impairment	—	524
Gain on sales and repayment of Loans	—	(4)
Unrealized gain on Obligation to issue OP Units	—	(795)
Stock-based compensation	—	374

Funds From Operations and Adjusted Funds From Operations	$(6,739)	$(9,224)

FFO and Adjusted FFO per share basic	$(0.29)	$(0.40)
FFO and Adjusted FFO per share diluted	$(0.29)	$(0.40)
Weighted average shares outstanding – basic	22,972,256	22,972,256
Weighted average shares outstanding – diluted	22,972,256	22,972,256

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures about Market Risk

Market risk includes risks that arise from changes in interest rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risks to which we will be exposed are real estate and interest rate risks.

Real Estate Risk

The value of owned real estate, commercial mortgage assets and net operating income derived from such properties are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions which may be adversely affected by industry slowdowns and other factors, local real estate conditions (such as an oversupply of retail, industrial, office or other commercial space), changes or continued weakness in specific industry segments, construction quality, age and design, demographic factors, retroactive changes to building or similar codes, and increases in operating expenses (such as energy costs). In the event net operating income decreases, or the value of property held for sale decreases, our tenant, operator and/or borrower, as applicable, may have difficulty paying our rent or repaying our loans, which could result in losses to us. Even when a property’s net operating income is sufficient to cover the property’s rent or debt service, at the time an investment is made, there can be no assurance that this will continue in the future.

The current turmoil in the residential mortgage market may continue to have an effect on the commercial mortgage market and real estate industry in general.

Interest Rate Risk

Interest rate risk is highly sensitive to many factors, including the availability of liquidity, governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. We may in the future enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate the interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes.

Our operating results will depend in large part on differences between the income from assets in our real estate and mortgage loan portfolio and our borrowing costs. At present, our remaining variable rate mortgage loan investment is funded by our equity as restrictive conditions in the securitized debt markets have not enabled us to leverage the portfolio as we originally intended. Accordingly, the income we earn on this loans is subject to variability in interest rates. At current investment levels, changes in one month LIBOR at the magnitudes listed would have the following estimated effect on our annual income from our remaining mortgage loan investment (one month LIBOR was 0.26% at December 31, 2010):

Increase/(decrease) in income
from investments in loans
Increase/(Decrease) in interest rate*	(dollars in thousands)

(20) basis points	$(26)
Base interest rate	—
+100 basis points	128
+200 basis points	257
+300 basis points	386

*	Assumes one month LIBOR would not go below zero

In the event of a significant rising interest rate environment and/or economic downturn, delinquencies and defaults could increase and result in credit losses to us, which could adversely affect our liquidity and operating results. Further, such delinquencies or defaults could have an adverse effect on the spreads between interest-earning assets and interest-bearing liabilities.

Our funding strategy involves utilizing asset-specific debt to finance our real estate investments. While there has been some recent improvement, the overall availability of liquidity remains constrained due to investor concerns over dislocations in the debt markets and related impact on the overall credit markets. These concerns have materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive. We cannot foresee when credit markets may stabilize and liquidity becomes more readily available.

ITEM 8.	Financial Statements and Supplementary Data

Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Care Investment Trust Inc. and subsidiaries
New York, NY

We have audited the accompanying consolidated balance sheets of Care Investment Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2010 (Successor) and 2009 (Predecessor), and the related consolidated statements of operations, stockholders’ equity, and cash flows for the period from August 13, 2010 to December 31, 2010 (Successor), the period from January 1, 2010 to August 12, 2010 and the years ended December 31, 2009 and 2008 (Predecessor). Our audits also included the financial statement schedules listed in the Index at ITEM 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Care Investment Trust, Inc. and subsidiaries as of December 31, 2010 (Successor) and 2009 (Predecessor), and the results of their operations and their cash flows for the period from August 13, 2010 to December 31, 2010 (Successor), the period from January 1, 2010 to August 12, 2010 and the years ended December 31, 2009 and 2008 (Predecessor), in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, as of August 13, 2010, the Company changed its basis of accounting in connection with a business combination in which the Company applied push-down accounting to the purchase price in accordance with SEC Staff Accounting Bulletin Topic 5J “New Basis of Accounting Required in Certain Circumstances.”

/s/  DELOITTE & TOUCHE LLP
New York, NY
March 31, 2011

Care Investment Trust Inc. and Subsidiaries

Consolidated Balance Sheets
(dollars in thousands — except share and per share data)

	December 31,	December 31,
	2010	2009
	(Successor)	(Predecessor)
Assets:
Real Estate:
Land	$5,020	$5,020
Buildings and improvements	102,002	101,000
Less: accumulated depreciation	(1,293)	(4,481)

Total real estate, net	105,729	101,539
Cash and cash equivalents	5,032	122,512
Investments in loans	8,552	25,325
Investments in partially-owned entities	39,200	56,078
Accrued interest receivable	64	177
Deferred financing costs, net of accumulated amortization of $0 and $1,122, respectively	—	713
Identified intangible assets — leases in place, net	6,477	4,471
Other assets	1,822	4,617

Total Assets	$166,876	$315,432

Liabilities and Stockholders’ Equity
Liabilities:
Mortgage notes payable	$81,684	$81,873
Accounts payable and accrued expenses	1,570	2,245
Accrued expenses payable to related party	39	544
Obligation to issue operating partnership units	2,095	2,890
Other liabilities	525	1,087

Total Liabilities	85,913	88,639
Commitments and Contingencies
Stockholders’ Equity:
Common stock: $0.001 par value, 250,000,000 shares authorized, 30,865,038 and 21,159,647 shares issued, respectively and 10,064,982 and 20,158,894 shares outstanding, respectively	11	21
Treasury stock	—	(8,334)
Additional paid-in-capital	83,416	301,926
Accumulated deficit	(2,464)	(66,820)

Total Stockholders’ Equity	80,963	226,793

Total Liabilities and Stockholders’ Equity	$166,876	$315,432

See Notes to Consolidated Financial Statements

Care Investment Trust Inc. and Subsidiaries

Consolidated Statements of Operations
(dollars in thousands — except share and per share data)

	For the	For the
	Period from	Period from	Year Ended	Year Ended
	August 13, 2010 to	January 1, 2010 to	December 31,	December 31,
	December 31, 2010	August 12, 2010	2009	2008
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Revenue
Rental revenue	$5,123	$7,880	$12,710	$6,228
Income from investments in loans	552	1,348	7,135	15,794
Other income	—	—	164	237

Total Revenue	5,675	9,228	20,009	22,259
Expenses
Management fees and buyout payments to related party	346	8,477	2,235	4,105
Marketing, general and administrative (including stock-based compensation expense of $374, $163, $2,270, $1,212, respectively)	2,923	11,021	11,653	6,623
Depreciation and amortization	1,509	2,072	3,375	1,554
Realized (gain) / loss on sale and repayments of loans	—	(4)	(1,064)	2,662
Adjustment to valuation allowance on Investment in Loans	—	(858)	(4,046)	29,327

Operating Expenses	4,778	20,708	12,153	44,271

Other (Income) Expense
Loss from investments in partially-owned entities	1,540	1,941	4,397	4,431
Unrealized (gain) / loss on derivative instruments	(836)	41	(153)	237
Interest income	(6)	(99)	(72)	(395)
Unrealized loss on Investments	524	—	—	—
Interest expense, including amortization of deferred financing costs	2,139	3,578	6,510	4,521

Net Loss	$(2,464)	$(16,941)	$(2,826)	$(30,806)

Loss per share of common stock
Net loss, basic and diluted	$(0.24)	$(0.84)	$(0.14)	$(1.47)

Weighted average common shares outstanding, basic and diluted	10,064,212	20,221,329	20,061,763	20,952,972

See Notes to Consolidated Financial Statements.

Care Investment Trust Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity
(dollars in thousands, except share data)

	Common Stock			Treasury	Additional	Accumulated
	Shares	$		Stock	Paid in Capital	Deficit	Total

Balance at December 31, 2007, Predecessor	21,017,588	21		—	298,444	(5,130)	293,335
Treasury stock purchased	(1,000,000)			(8,330)	—	—	(8,330)
Stock-based compensation, fair value net of forfeitures	(22,000)	—		—	410	—	410
Stock-based compensation to directors for services rendered	25,771	—		—	270	—	270
Warrants granted to manager	—	—		—	532	—	532
Dividends declared and paid on common stock	—	—		—	—	(14,279)	(14,279)
Net loss	—	—		—	—	(30,806)	(30,806)

Balance, December 31, 2008, Predecessor	20,021,359	$21		$(8,330)	$299,656	$(50,215)	$241,132

Treasury stock purchased	(753)			(4)	—	—	(4)
Stock-based compensation fair value	90,738	—		—	1,970	—	1,970
Stock-based compensation to directors for services rendered	47,550	—		—	300	—	300
Dividends declared and paid on common stock	—	—		—	—	(13,779)	(13,779)
Net loss	—	—		—	—	(2,826)	(2,826)

Balance, December 31, 2009, Predecessor	20,158,894	$21		$(8,334)	$301,926	$(66,820)	$226,793

Stock-based compensation fair value(1)	150,649	—		—	—	—	—
Stock-based compensation to directors for services rendered	13,634		*	—	163	—	163
Treasury stock purchased(2)	(59,253)	—		(490)	—	—	(490)
Distributions accrued on performance shares(3)	—	—		—	—	(3)	(3)
Net loss	—	—		—	—	(16,941)	(16,941)

Balance, August 12, 2010, Predecessor	20,263,924	$21		$(8,824)	$302,089	$(83,764)	$209,522

Adjustment to additional paid-in capital to reflect fair value	—	—		—	22,669	—	22,669
Shares issued to Tiptree Financial Partners L.P.	6,185,050	6		—	55,659	—	55,665
Elimination of predecessor additional paid-in capital (net of shares not tendered), accumulated deficit and treasury shares(4)	(19,740,050)	(20)		8,824	(297,372)	83,764	(204,804)

Balance, August 13, 2010, Successor	6,708,924	$7		$—	$83,045	$—	$83,052

Stock-based compensation to directors for services rendered	1,596	1		—	23	—	24
Stock split, 3 shares for 2(5)	3,354,462	3		—	(3)	—	—
Stock-based compensation to employees	—	—		—	351	—	351
Net loss	—	—		—	—	(2,464)	(2,464)

Balance, December 31, 2010, Successor	10,064,982	$11		$—	$83,416	$(2,464)	$80,963

*	Less than $500

(1)	Shares vested January 28, 2010 for which compensation was recognized in prior years (see Note 10).

(2)	Shares purchased from employees of CIT Healthcare LLC and its affiliates pursuant to the tax withholding “net settlement” feature of Company equity incentive awards (see Note 10).

(3)	Amounts accrued based on performance share award targets (see Note 14).

(4)	Reflects adjustments related to recapitalization of the Company from series of transactions for cash tender of shares and simultaneous sale of shares to Tiptree Financial Partners L.P. (see Note 2).

(5)	The Company completed a three-for-two stock split in September 2010 in the form of a stock dividend (see Item 5).

See Notes to Consolidated Financial Statements

Care Investment Trust Inc. and Subsidiaries

Consolidated Statement of Cash Flows
(dollars in thousands)

	For the	For the	For the Year	For the Year
	Period from	Period from	Ended	Ended
	August 13, 2010 to	January 1, 2010 to	December 31,	December 31,
	December 31, 2010	August 12, 2010	2009	2008
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Cash Flow From Operating Activities
Net loss	$(2,464)	$(16,941)	$(2,826)	$(30,806)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Increase in deferred rent receivable	(991)	(1,375)	(2,411)	(1,218)
Unrealized loss on Investments	524	—	—	—
Realized (gain)/loss on sale and repayment of loans	—	(4)	(1,064)	2,662
Loss from investments in partially-owned entities	1,540	1,941	4,397	4,431
Distribution of income from partially-owned entities	2,753	3,608	6,867	3,358
Amortization of loan premium paid on investments in loans	—	—	1,530	1,927
Amortization and write off of deferred financing cost	—	80	689	367
Amortization of deferred loan fees	—	(15)	(247)	(380)
Stock-based compensation	374	163	2,270	1,212
Depreciation and amortization on real estate, including intangible assets	1,509	2,072	3,415	1,554
Unrealized (gain)/loss on derivative instruments	(836)	41	(153)	237
Adjustment to valuation allowance on investments in loans	—	(858)	(4,046)	29,327
Changes in operating assets and liabilities:
Accrued interest receivable	63	50	868	854
(Decrease)/Increase in Other assets	(406)	643	220	(14)
(Decrease)/Increase in Accounts payable and accrued expenses	(5,943)	5,268	620	116
(Decrease)/Increase in Other liabilities including payable to related party	(3,147)	2,080	(3,475)	(598)

Net cash (used in) provided by operating activities	(7,024)	(3,247)	6,654	13,029
Cash Flow From Investing Activities
Sale of loans to CIT Healthcare LLC	—	—	42,249	—
Sale of loans to third parties	—	5,880	55,790	—
Fixed asset purchases	(162)	—	—	—
Loan repayments	531	10,806	40,379	54,245
Loan investments	—	—	—	(10,864)
Investments in partially-owned entities	(224)	(706)	(2,452)	(326)
Investments in real estate	—	—	—	(110,980)

Net cash provided by (used in) investing activities	145	15,980	135,966	(67,925)
Cash Flow From Financing Activities
Sale of shares to Tiptree Financial Partners L.P.	—	55,665	—	—
Share tender offer	—	(177,660)	—	—
Borrowing under mortgage notes payable	—	—	—	82,227
Principal payments under mortgage notes payable	(328)	(518)	(344)	—
Borrowings under warehouse line of credit	—	—	—	13,601
Principal payments under warehouse line of credit	—	—	(37,781)	(830)
Treasury stock purchases	—	(490)	(4)	(8,330)
Payment of deferred financing costs	—	—	—	(1,012)
Dividends paid	—	(3)	(13,779)	(14,279)

Net cash (used in) provided by financing activities	(328)	(123,006)	(51,908)	71,377
Net (decrease)/increase in cash and cash equivalents	(7,207)	(110,273)	90,712	16,481
Cash and cash equivalents, beginning of period	12,239	122,512	31,800	15,319

Cash and cash equivalents, end of period	$5,032	$12,239	$122,512	$31,800

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$1,893	$3,787	$5,834	$4,181

See Notes to Consolidated Financial Statements

Care Investment Trust Inc. and Subsidiaries — Notes to Consolidated Financial Statements

December 31, 2010 and 2009

Note 1 —	Organization

Care Investment Trust Inc. (together with its subsidiaries, the “Company” or “Care” unless otherwise indicated or except where the context otherwise requires, “we”, “us” or “our”) is a real estate investment trust (“REIT”) with a geographically diverse portfolio of senior housing and healthcare-related assets in the United States. From inception through November 16, 2010, Care was externally managed and advised by CIT Healthcare LLC (“CIT Healthcare”). Upon termination of CIT Healthcare as our external manager, Care internalized its management and entered into a services agreement with TREIT Management, LLC (“TREIT”), which is an affiliate of Tiptree Capital Management, LLC (“Tiptree Capital”), by which Tiptree Financial Partners, L.P. (“Tiptree”) is externally managed. Tiptree acquired control of Care on August 13, 2010, as discussed further in Note 2 — Basis of Presentation and Significant Accounting Policies. As of December 31, 2010, Care’s portfolio of assets consisted of real estate and mortgage related assets for senior housing facilities, skilled nursing facilities, medical office properties and mortgage liens on healthcare related assets. Our owned senior housing facilities are leased, under “triple-net” leases, which require the tenants to pay all property-related expenses.

Care elected to be taxed as a REIT under the Internal Revenue Code commencing with our taxable year ended December 31, 2007. To maintain our tax status as a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders. At present, Care does not have any taxable REIT subsidiaries (“TRS”), but in the normal course of business we expect to form such subsidiaries as necessary.

Note 2 —	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

On August 13, 2010, Care completed the sale of control of the Company to Tiptree through a combination of a $55.7 million equity investment by Tiptree in newly issued common stock of the Company at $9.00 per share, and a cash tender (the “Tender Offer”) by the Company for all of the Company’s previously issued and outstanding shares of common stock (the “Tiptree Transaction”). Approximately 97.4% of previously existing shareholders tendered their shares in connection with the Tiptree Transaction, and the Company simultaneously issued to Tiptree approximately 6.19 million newly issued shares of the Company’s common stock, representing ownership of approximately 92.2% of the Company. Pursuant to the Tiptree Transaction, CIT Healthcare ceased management of the Company as of November 16, 2010. Since such time, Care has been managed through a combination of internal management and a services agreement with TREIT.

The Tiptree Transaction was accounted for as a purchase in accordance with Accounting Standards Codification (“ASC”) 805 (“Business Combinations,”) (“ASC 805”) and the purchase price was pushed-down to the Company’s consolidated financial statements in accordance with SEC Staff Accounting Bulletin Topic 5J (“New Basis of Accounting Required in Certain Circumstances”.) When using the push-down basis of accounting, the acquired company’s separate financial statements reflects the new accounting basis recorded by the acquiring company. Accordingly, Tiptree’s purchase accounting adjustments have been reflected in the Company’s financial statements for the period commencing on August 13, 2010. The new basis of accounting reflects the estimated fair value of the Company’s assets and liabilities as of the date of the Tiptree Transaction.

As a result of the Tiptree Transaction, the periods prior to August 13, 2010, for which the Company’s results of operations, financial position and cash flows are presented, are reported as the “Predecessor” periods. The period from August 13, 2010 through December 31, 2010, for which the Company’s results of operations, financial position, and cash flows are presented, is reported as the “Successor” period.

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

For purposes of determining estimated fair value of the assets and liabilities of the Company as of August 13, 2010, historical values were used for cash and cash equivalents as well as short term receivables and payables, which approximated fair value. For real estate, investments in loans, investments in partially-owned entities, leases in-place and mortgage notes payable, the value for each such item was independently determined using a combination of internal models based on historical operating performance in order to determine projections for future performance and applying available current market data, including but not limited to, published industry discount and capitalization rates for similar or comparable items, historical appraisals and applicable interest rates on newly originated mortgage financing as adjusted to take into consideration other relevant variables.

In our opinion, all adjustments (which include fair value adjustments related to the acquisition) necessary to present fairly the financial position, results of operations and cash flows have been made. The Predecessor results of operations for the period from January 1, 2010 to August 12, 2010 and the Successor results of operations for the period from August 13, 2010 to December 31, 2010 are not necessarily indicative of the operating results for the full year.

The consolidated financial statements include our accounts and those of our subsidiaries, which are wholly-owned or controlled by us. All intercompany balances and transactions have been eliminated. Our consolidated financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates.

Investments in partially-owned entities where the Company exercises significant influence over operating and financial policies of the subsidiary, but does not control the subsidiary, are reported under the equity method of accounting. Under the equity method of accounting, the Company’s share of the investee’s earnings or loss is included in the Company’s operating results.

Segment Reporting

ASC 280 Segment Reporting (“ASC 280”) establishes standards for the way that public entities report information about operating segments in the financial statements. We are a REIT focused on originating and acquiring healthcare-related real estate and commercial mortgage debt and currently operate in only one reportable segment.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. Included in cash and cash equivalents at December 31, 2010 and 2009, are approximately $0.5 million and $1.1 million, respectively, in customer deposits maintained in an unrestricted account.

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

Upon the acquisition of real estate, we assess the fair value of acquired assets (including land, buildings and improvements, and identified intangible assets such as above and below market leases, acquired in-place leases and customer relationships) and acquired liabilities in accordance with ASC 805 Business Combinations (“ASC 805”), and ASC 350-30 Intangibles — Goodwill and other (“ASC 350-30”), and we allocate purchase price based on these assessments. We assess fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.

Our properties, including any related intangible assets, are regularly reviewed for impairment under ACS 360-10-35-15, Impairment or Disposal of Long-Lived Assets, (“ASC 360-10-35-15”). An impairment exists when the carrying amount of an asset exceeds its fair value. An impairment loss is measured based on the excess of the carrying amount over the fair value. We determine fair value by using a discounted cash flow model and an appropriate discount rate. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. If our anticipated holding periods change or estimated cash flows decline based on market conditions or otherwise, an impairment loss may be recognized.

Investments in Loan(s)

Valuation of Loans Held at LOCOM (Predecessor)

We account for our investment in loan(s) in accordance with Accounting Standards Codification 948 Financial Services — Mortgage Banking (“ASC 948”), which codified the FASB’s (“Financial Accounting Standards Board”) Accounting for Certain Mortgage Banking Activities. Under ASC 948, loans expected to be held for the foreseeable future or to maturity should be held at amortized cost, and all other loans should be held at LOCOM, measured on an individual basis. In accordance with ASC 820 Fair Value Measurements and Disclosures (“ASC 820”), the Company includes nonperformance risk in calculating fair value adjustments. As specified in ASC 820, the framework for measuring fair value is based on independent observable inputs of market data.

At December 31, 2008, in connection with our decision to reposition ourselves from a mortgage REIT to a traditional direct property ownership REIT (referred to as an equity REIT, see Notes 2, 4, 5 and 6) and as a result of existing market conditions, we transferred our portfolio of mortgage loans to LOCOM because we were no longer certain that we would hold our portfolio of loans either until maturity or for the foreseeable future. Prior to December 31, 2008, we intended to hold our loans until maturity, and therefore the loans had been carried at amortized cost, net of unamortized loan fees, acquisition and origination costs, and impairment charges, if any. In connection with the transfer to LOCOM, we recorded an initial valuation allowance of approximately $29.3 million representing the difference between our carrying amount of the loans and their estimated fair value at December 31, 2008. Interim assessments were made of carrying values of the loans based on available data, including sale and repayments on a quarterly basis during 2009. Gains or losses on sales are determined by comparing sales proceeds to carrying values based on interim assessments. At December 31, 2009, the valuation allowance for the predecessor was reduced to approximately $8.4 million representing the difference between the carrying amounts and estimated fair value of the Company’s three remaining loans. The Company’s remaining loan was fair valued as of August 13, 2010 in conjunction with the Company’s decision to adopt push-down accounting as part of its change of control and is carried by the Successor on the December 31, 2010 balance sheet at its amortized cost basis, net of an allowance for unrealized losses of approximately $0.4 million, in accordance with the Company’s intent to hold the loan to maturity.

For loans held-for-investment, interest income is recognized using the interest method or on a basis approximating a level rate of return over the term of the loan. Nonaccrual loans are those on which the accrual of interest has been suspended. Loans are placed on nonaccrual status and considered nonperforming when full payment of principal and interest is in doubt, or when principal or interest is 90 days or more past due and collateral, if any, is insufficient to cover principal and interest. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed against interest income. In addition, the amortization of net deferred loan fees is suspended. Interest income on nonaccrual loans may be recognized only to the extent it is received in cash. However, where there is doubt regarding the ultimate collectibility of loan principal, cash receipts on such nonaccrual loans are applied to reduce the carrying value of such loans. Nonaccrual loans may be returned to accrual status when repayment is reasonably assured and there has been demonstrated performance under the terms of the loan or, if applicable, the restructured terms of such loan. The Company does not have any loans on non-accrual status as of December 31, 2010.

For the year ended December 31, 2009 (Predecessor), we carried our loan investments at LOCOM. Currently, our intent is to hold our remaining loan investment to maturity, and we have therefore reflected this loan at its amortized cost basis on the December 31, 2010 consolidated balance sheet. Investments in loan(s) amounted to $8.6 million (Successor) and $25.3 million (Predecessor) at December 31, 2010 and 2009, respectively. This mortgage loan was originally scheduled to mature on February 1, 2011. The loan maturity has been extended twice, first to April 21, 2011 and subsequently to June 20, 2011. As part of the second extension, the borrower will continue to pay scheduled principal and interest payments, and default interest shall accrue. Further, in connection with the first extension, the lender consortium also agreed to liquidate an existing capital expense reserve. Our share of this reserve was approximately $1.0 million which we received on February 17, 2011 and treated as partial principal paydown.

Interest Income Recognition, Credit Losses and Impairment

Coupon interest on the loans is recognized as revenue when earned. Receivables are evaluated for collectability. If the fair value of a loan held at LOCOM by Predecessor was lower than its amortized cost, changes in fair value (gains and losses) were reported through the consolidated statement of operations. Loans previously written down may be written up based upon subsequent recoveries in value, but not above their cost basis.

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

Investment in Partially-Owned Entities

We invest in preferred equity interests that allow us to participate in a percentage of the underlying property’s cash flows from operations and proceeds from a sale or refinancing. At the inception of the investment, we must determine whether such investment should be accounted for as a loan, joint venture or as real estate. Care invested in two equity investments as of December 31, 2010 and accounts for such investments under equity method.

The Company assesses whether there are indicators that the value of its partially owned entities may be impaired. An investment’s value is impaired if the Company determines that a decline in the value of the investment below its carrying value is other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the estimated value of the investment. As of December 31, 2010, the Company has recognized an unrealized loss on investments of approximately $0.1 million on one of its partially owned entities.

Comprehensive Income

The Company has no items of other comprehensive income, and accordingly net loss is equal to comprehensive loss for all periods presented.

Revenue Recognition

The Company recognizes rental revenue in accordance with ASC 840 Leases (“ASC 840”). ASC 840 requires that revenue be recognized on a straight-line basis over the non-cancelable term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. Renewal options in leases with rental terms that are higher than those in the primary term are excluded from the calculation of straight line rent if the renewals are not reasonably assured. We commence rental revenue recognition when the tenant takes control of the leased space. The Company recognizes lease termination payments as a component of rental revenue in the period received, provided that there are no further obligations under the lease.

Interest income on investments in loans is recognized over the life of the investment on the accrual basis. Fees received in connection with loans are recognized over the term of the loan as an adjustment to yield. Anticipated exit fees whose collection is expected will also be recognized over the term of the loan as an adjustment to yield. Unamortized fees are recognized when the associated loan investment is repaid before maturity on the date of such repayment. Any premiums or discounts on purchased loans are amortized or accreted on the effective yield method over the remaining terms of the loans.

Income recognition will generally be suspended for loan investments at the earlier of the date at which payments become 90 days past due or when, in our opinion, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. For the years ended December 31, 2010, 2009 and 2008, we have no loans for which income recognition has been suspended.

Deferred Financing Costs

Deferred financing costs represent commitment fees, legal and other third party costs associated with obtaining such financing. These costs are amortized over the terms of the respective financing agreements on the effective interest method and the amortization of such costs is reflected in interest expense. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financing transactions which do not close are expensed in the period in which it is determined that the financing will not close.

Stock-based Compensation Plans

The Company has two stock-based compensation plans which remain in effect with the Successor, described more fully in Note 14. We account for the plans using the fair value recognition provisions of ASC 505-50 Equity-Based Payments to Non-Employees (“ASC 505-50”) and ASC 718 — Compensation — Stock Compensation (“ASC 718”). ASC 505-50 and ASC 718 require that compensation cost for stock-based compensation be recognized ratably over the service period of the award for non-employees and employees and board members, respectively. All of our stock-based compensation for non-employees are adjusted in each subsequent reporting period based on the fair value of the award at the end of such reporting period until the earliest of such time as the award has vested or the service being provided is substantially completed or, under certain circumstances, is likely to be completed.

Derivative Instruments — Obligation to issue Operating Partnership Units

We account for derivative instruments in accordance with ASC 815 — Derivatives and Hedging. In the normal course of business, we may use a variety of derivative instruments to manage, or hedge, interest rate risk. We will require that hedging derivative instruments be effective in reducing the interest rate risk exposure they are designated to hedge. This effectiveness is essential for qualifying for hedge accounting. Some derivative instruments may be associated with an anticipated transaction. In those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction will occur. Instruments that meet these hedging criteria will be formally designated as hedges at the inception of the derivative contract.

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

Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our REIT taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income tax on our taxable income at regular corporate rates and we will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four (4) years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distributions to stockholders. However, we believe that we will operate in such a manner as to qualify for treatment as a REIT and we intend to operate in the foreseeable future in such a manner so that we will qualify as a REIT for federal income tax purposes. We may, however, be subject to certain state and local taxes.

In July 2006, the FASB issued Interpretation No. 48 Accounting for Uncertainty in Income Taxes — An Interpretation (“ASC 740”) of FASB Statement No. 109 (“FIN 48”). FIN 48 has been incorporated into ASC under Section 740, Income Taxes. ASC 740 prescribes a recognition threshold and measurement attribute for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. ASC 740 requires that the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. ASC 740 was adopted by the Company and became effective beginning January 1, 2007. All tax years from 2007 and forward remain open for the examination by the IRS. The Company does not have any uncertain tax positions as of December 31, 2010. The Company does not have any uncertain tax positions as of December 31, 2010.

Earnings per Share

We present basic earnings per share or EPS in accordance with ASC 260, Earnings per Share. Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur, if securities or other contracts to issue common stock were exercised or converted into common stock where such exercise or conversion would result in a lower EPS amount. At December 31, 2010, 2009 and 2008, diluted EPS was the same as basic EPS because all outstanding restricted stock awards were anti-dilutive. The operating partnership units issued in connection with an investment (See Note 6) are in escrow and do not impact EPS.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Significant estimates are made for the valuation allowance on investment in loans (Predecessor), valuation of derivatives, fair value assessments with respect to the Company’s decision to implement push-down accounting as part of its change of control and impairment assessments. Actual results could differ from those estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, real estate, mortgage loan investment and interest receivable. We may place our cash investments in excess of insured amounts with high quality financial institutions. We perform ongoing analysis of credit risk concentrations in our real estate and loan investment portfolios by evaluating exposure to various markets, underlying property types, investment structure, term, sponsors, tenant mix and other credit metrics. The collateral securing our loan investment(s) are real estate properties located in the United States.

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

Recent Accounting Pronouncements

Fair Value Measurements and Disclosures

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurement, to enhance the usefulness of fair value measurements. The amended guidance requires both the disaggregation of information in certain existing disclosures, as well as the inclusion of more robust disclosures about valuation techniques and inputs to recurring and nonrecurring fair value measurements. This ASU amends ASC 820 to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. This ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This ASU is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The adoption of this standard did not affect our financial condition, results of operations or cash flows.

Consolidation (ASC 810)

In June 2009, the FASB amended the guidance for determining whether an entity is a variable interest entity, or VIE. The guidance requires an entity to consolidate a VIE if: (i) it has the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. The pronouncement is effective for fiscal years beginning after November 15, 2009. On January 1, 2010, the Company adopted the FASB guidance for determining whether an entity is a variable interest entity; such adoption did not have any effect on our financial condition, results of operations or cash flows.

Disclosures about Fair Value of Financial Instruments

On July 21, 2010, the FASB issued ASU 2010-20 which amends ASC 310 by requiring more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. For purposes of ASU 2010-20 financing receivables includes mortgage loans. This standard is effective for financial statements issued for fiscal years and interim periods ending after December 15, 2010. The Company adopted the standard in the fourth quarter of 2010.

Note 3 —	Real Estate Properties

On June 26, 2008, we purchased twelve (12) senior living properties for approximately $100.8 million from Bickford Senior Living Group LLC, an unaffiliated party. Concurrent with the purchase, we leased these properties to Bickford Master I, LLC (the “Master Lessee” or “Bickford”), for initial annual base rent of $8.3 million and additional base rent of $0.3 million, with fixed escalations of 3% per annum for 15 years. The lease provides for four (4) renewal options of ten years each. The additional base rent is deferred and accrues for the first three years of the initial lease term and then is paid over a 24 month period commencing with the first month of the fourth year (July of 2011). We funded this acquisition using cash on hand and mortgage financing of $74.6 million.

On September 30, 2008, we purchased two (2) additional senior living properties for approximately $10.3 million from Bickford Senior Living Group LLC. Concurrent with the purchase, we amended the aforementioned lease with Bickford (the Bickford Master Lease”) to include these two (2) properties at an initial annual base rent of $0.8 million and additional base rent of $0.03 million with fixed escalations of 3% per annum for 14.75 years (the remaining term of the Bickford Master Lease). The additional base rent is deferred and accrues for the first 33 months of the initial lease term and then is paid over a 24 month period starting with the first month of the fourth year of the Bickford Master Lease (July of 2011). We funded this acquisition using cash on hand and mortgage financing of $7.6 million.

Additionally, as part of the June 26, 2008 transaction, we sold back a property acquired on March 31, 2008 from Bickford Senior Living Group, LLC. The property was sold at its net carrying amount, which did not result in a gain or a loss to the Company.

In connection with the sale of control of the Company to Tiptree discussed in Note 2, the Company completed an assessment of the allocation of the fair value of the acquired assets (including land, buildings, equipment and in-place leases) in accordance with ASC 805 Business Combinations, and ASC 350 Intangibles — Goodwill and Other. Based upon that assessment, the allocation of the fair value of the Bickford assets acquired was as follows (in millions):

Buildings and improvements	$95.6
Furniture, fixtures and equipment	6.4
Land	5.0
Identified intangibles — leases in-place (Note 7)	6.7

$113.7

As of December 31, 2010, the properties owned by Care, and leased to Bickford were 100% managed or operated by Bickford Senior Living Group, LLC. As an enticement for the Company to enter into the leasing arrangement for the properties, Care received additional collateral and guarantees of the lease obligation from parties affiliated with Bickford who act as subtenants under the Bickford Master Lease. The additional collateral pledged in support of Bickford’s obligation to the lease commitment included properties and ownership interests in affiliated companies of the subtenants.

Future minimum annual rental revenue under the non-cancelable terms of the Company’s operating leases at December 31, 2010 are as follows (in thousands):

2011	$10,176
2012	10,874
2013	10,974
2014	11,062
Thereafter	108,434

$151,520

Note 4 —	Investments in Loan(s)

As of December 31, 2010 (Successor) and December 31, 2009, (Predecessor) our net investments in loan(s) amounted to $8.6 million and $25.3 million, respectively. For the period from August 13, 2010 to December 31, 2010 (Successor), the period from January 1, 2010 to August 12, 2010 (Predecessor) and for the year ended December 31, 2009, we received $0.5 million, $16.7 million and $138.4 million, respectively, in principal repayments and proceeds from loan sales, and recognized $0, $0 and $1.5 million, respectively, in amortization of the premium which was recorded as reduction of our interest income. Our loan investments have historically included senior whole loans and participations secured primarily by real estate and other collateral in the form of pledges of ownership interests, direct liens or other security interests and have been in various geographic markets in the United States. We maintain one loan investment as of December 31, 2010. The remaining loan investment is variable rate loan and all loans held by the predecessor at December 31, 2009 were variable rate as well. Our investments in loan(s) had a weighted average spread of 4.08% and 6.76% over one month LIBOR, an effective yield of 4.34% and 6.99% and an average maturity of approximately 0.3 and 1.0 year at December 31, 2010 and 2009, respectively. Our remaining mortgage loan investment at December 31, 2010, in which we are a participant in a larger credit facility, was scheduled to mature on February 1, 2011. The agent for the credit facility has been engaged in discussions with the borrower with respect to repayment of the credit facility, and in connection with these negotiations the lender consortium and the borrower all agreed to initially extend the loan maturity to April 21, 2011 and subsequently to June 20, 2011. As part of the second extension, the borrower will continue to pay scheduled principal and interest payments, and default interest shall accrue. Further, in connection with the first extension, the lenders agreed to liquidate the capital expenditure reserve which resulted in a principal paydown to us of approximately $1.0 million on February 17, 2011. One month LIBOR was 0.26% and 0.23% at December 31, 2010 and December 31, 2009, respectively. As of December 31, 2010, we have recognized an allowance for loan loss of approximately $0.4 million on our remaining mortgage investment.

December 31, 2010 (Successor)

	Location		Cost	Interest	Maturity
Property Type	City	State	Basis (000s)	Rate	Date

SNF/Sr.Appts/ALF	Various	Texas/Louisiana	$8,995	L+4.30%	4/21/11
Unrealized Loss on Investments			(443)

Investments in loans			$8,552

December 31, 2009 (Predecessor)

	Location		Cost	Interest	Maturity
Property Type	City	State	Basis (000s)	Rate	Date

SNF/ALF(a)(b)	Nacogdoches	Texas	9,338	L+3.15%	10/02/11
SNF/Sr.Appts/ALF	Various	Texas/Louisiana	14,226	L+4.30%	02/01/11
SNF(a)(c)	Various	Michigan	10,178	L+7.00%	02/19/10

Investment in loans, gross			$33,742
Valuation allowance			(8,417)

Investments in loans			$25,325

(a)	The mortgages are subject to various interest rate floors ranging from 6.00% to 11.5%.

(b)	Loan sold to a third party in March 2010 for approximately $6.1 million of cash proceeds before selling costs.

(c)	Loan repaid at maturity in February 2010 for approximately $10.0 million.

During the year ended December 31, 2010, the Company received proceeds of approximately $0.5 million (Successor) and $10.8 million (Predecessor) related to the scheduled principal payments as well as the prepayment of mortgage loans and received proceeds of approximately $5.9 million (Predecessor) related to sales of mortgage loans to third parties. During the year ended December 31, 2009 (Predecessor), the Company received proceeds of approximately $40.4 million related to the prepayment of mortgage loans and received proceeds of approximately $42.2 million related to sales to CIT Healthcare and approximately an additional $55.8 million from sales of mortgage loans to third parties. As of December 31, 2010, the Company held one remaining loan investment.

Note 5 —	Sales of Investments in Loans

On September 30, 2008 we finalized a Mortgage Purchase Agreement (the “Agreement”) with CIT Healthcare that provided us an option to sell loans from our investment portfolio to our former Manager at the loan’s fair value on the sale date.

Pursuant to the Agreement, on February 3, 2009, we sold one loan with a net carrying amount of approximately $22.5 million as of December 31, 2008. Proceeds from the sale approximated the net carrying value of $22.5 million. We incurred a loss of $4.9 million on the sale of this loan. The loss on this loan was included in the valuation allowance on the loans held at LOCOM at December 31, 2008. On August 19, 2009, we sold two (2) mortgage loans with a net carrying value of approximately $2.9 million as of December 31, 2008. On September 16, 2009, we sold interests in a participation loan in Michigan with a net carrying value of approximately $19.7 million as of December 31, 2008 and reduced to $18.7 million at the time of sale as a result of principal paydown. Proceeds from the sale of the interests in the participation loan were approximately $17.4 million or approximately $1.3 million less than the net carrying value. On November 2008 we sold a loan with carrying amount of approximately $24.8 million and incurred a loss of $2.4 million.

In addition to our loan sales to CIT Healthcare, we also completed a number of sales with non-affiliates. On September 15, 2009, we sold four (4) mortgage loans to a third party with a net carrying value of approximately $22.8 million as of December 31, 2008 and $22.4 million as of June 30, 2009. Proceeds from the sale of these four (4) mortgage loans were approximately $24.8 million or approximately $2.4 million above the net carrying value. On October 6, 2009, we sold one mortgage loan with a net carrying value of $8.2 million as of December 31, 2008 and an adjusted value of $8.4 million as of June 30, 2009. Proceeds from the sale of this mortgage loan were approximately $8.5 million or approximately $0.1 million above the net carrying value. On November 12, 2009, we sold one mortgage loan to a third party with a net carrying value of approximately $19.3 million as of December 31, 2008 and an adjusted value of $19.9 million as of June 30, 2009. Proceeds from the sale of this mortgage loan were approximately $22.4 million or approximately $2.5 million above the net carrying value.

On February 19, 2010, one borrower repaid one of the Company’s mortgage loans with a net carrying value of approximately $10.0 million on the repayment date. No gain or loss was recorded on the repayment.

On March 2, 2010, we sold one mortgage loan to a third party with a net carrying value of approximately $5.9 million. After deducting selling costs, no gain or loss was recorded on the sale.

Note 6 —	Investment in Partially-Owned Entities

On December 31, 2007, Care, through its subsidiary ERC Sub, L.P., purchased an 85% equity interest in eight (8) limited liability entities owning nine (9) medical office buildings with a value of approximately $263.0 million for approximately $61.9 million in cash, including the funding of certain reserve requirements, and 700,000 operating partnership units (“OP Units”) as described in more detail herein. At the time of acquisition, the properties were encumbered by approximately $178.9 million of asset specific, non-recourse mortgage financing. The seller was Cambridge Holdings Incorporated (“Cambridge”) and the interests were acquired through a “DownREIT” partnership subsidiary, i.e., ERC Sub, L.P. The 700,000 OP Units issued by us to Cambridge were placed in escrow and were subject to future performance of the underlying properties. Based on the expected timing of the release of the operating partnership units from escrow, the fair value of the operating partnership units was $2.1 million and $2.9 million on December 31, 2010 (Successor) and 2009 (Predecessor), respectively. At December 31, 2014, each OP Unit held in escrow at that time is redeemable into one share of the Company’s common stock, subject to certain conditions. The Company has the option to pay cash or issue shares of the Company’s common stock upon redemption.

In accordance with ASC 820, the obligation to issue the OP Units is accounted for as a derivative instrument. Accordingly, the value of this obligation is reflected as a liability on the Company’s balance sheet will be remeasured every period until the OP Units are released from escrow.

Care will receive an initial preferred minimum return of 8.0% on capital invested at close with 2.0% per annum escalations until certain portfolio performance metrics are achieved. As of December 31, 2010, the properties carry $178.4 million in asset-specific, non recourse, mortgage debt. The earliest maturity date of such is the fourth quarter of 2016 and the weighted average fixed interest rate of the mortgage debt is 5.88%.

The Cambridge portfolio contains approximately 767,000 square feet and eight (8) of the properties are located in major metropolitan markets in Texas and the remaining property is located in Baton Rouge, Louisiana. The properties are situated on leading medical center campuses or adjacent to prominent acute care hospitals or ambulatory surgery centers. Affiliates of Cambridge act as managing general partners of the entities that own the properties, as well as manage and lease these facilities.

Summarized financial information as of December 31, 2010 and 2009 for the Company’s unconsolidated joint venture in Cambridge is as follows (amounts in millions):

	2010	2009
	Amount	Amount

Assets	$215.3	$226.4
Liabilities	189.8	190.5
Equity	25.5	35.9
Revenue	25.3	24.8
Expenses	30.7	31.4
Net Loss	$(5.4)	$(6.6)

For the period from August 13, 2010 to December 31, 2010 (Successor), for the period from January 1, 2010 to August 12, 2010 (Predecessor) and the year ended December 31, 2009, our allocable loss from our Cambridge portfolio investment amounted to approximately $1.9 million, $2.7 million and $5.6 million, respectively, which included approximately $5.7 million, $3.4 million and $9.6 million, respectively, attributable to our 85% share of the depreciation and amortization expenses associated with the Cambridge properties. For the period from August 13, 2010 to December 31, 2010 (Successor), for the period from January 1, 2010 to August 12, 2010 (Predecessor) and the year ended December 31, 2009, we received approximately $2.8 million, $3.6 million and $6.9 million in distributions from our investment in Cambridge.

On December 31, 2007, the Company also formed a joint venture, SMC-CIT Holding Company, LLC, with an affiliate of Senior Management Concepts, LLC to acquire four (4) independent and assisted living facilities located in Utah. The four (4) facilities contain a total of 243 independent living units and 165 assisted living units. The properties were constructed in the last 25 years, and two (2) were built in the last ten (10) years. Total capitalization of the joint venture is approximately $61.0 million. Care invested $6.8 million in exchange for 100% of the preferred equity interests and 10% of the common equity interests of the joint venture. The Company will receive a preferred return of 15% on its invested capital and an additional common equity return equal to 10% of the projected free cash flow after payment of debt service and the preferred return. Subject to certain conditions being met, our preferred equity interest is subject to redemption at par beginning on January 1, 2010. We retain an option to put our preferred equity interest to our partner at par any time beginning on January 1, 2016. If our preferred equity interest is redeemed, we have the right to put our common equity interest to our partner within thirty (30) days after notice at fair market value as determined by a third-party appraiser. Affiliates of Senior Management Concepts, LLC have leased the facilities from the joint venture for 15 years, expiring in 2022. Care accounts for its investment in SMC-CIT Holding Company, LLC under the equity method. As of December 31, 2010, the Company has recognized an unrealized loss on investments of approximately $0.1 million on its SMC investment.

SMC, with our approval, has entered into a sales transaction for three (3) of the four (4) properties in the joint venture. The transaction is currently scheduled to close on April 29, 2011. Currently, SMC is delinquent with respect to two (2) months of preferred payments totaling approximately $0.2 million. We expect that proceeds from the sale of the three (3) properties will be sufficient to enable us to recover such delinquent amounts, as well as our allocable preferred equity investment in the three (3) properties and 10% of the residual proceeds representing our 10% common interest in the SMC portfolio. In addition, we presently maintain a deposit reserve of approximately $0.5 million which is available to us to recover any monthly payment shortfalls. The transaction is subject to normal closing conditions, and we can offer no assurance that the transaction will ultimately close.

Summarized financial information as of December 31, 2010 (Successor) and 2009 (Predecessor), for the Company’s unconsolidated joint venture in SMC is as follows (amounts in millions):

	2010	2009
	Amount	Amount

Assets	$56.8	$58.1
Liabilities	53.9	54.5
Equity	2.9	3.6
Revenue	6.1	6.1
Expenses	6.3	6.3
Net loss	(0.2)	(0.2)

For the period from August 13, 2010 to December 31, 2010 (Successor), the period from January 1, 2010 to August 12, 2010 (Predecessor) and for the year ended December 31, 2009, we recognized approximately $0.8 million, $0.4 million and $1.2 million, respectively, in equity income from our interest in SMC and received equivalent amounts in cash distributions, respectively (See Note 19).

Note 7 —	Identified Intangible Assets — leases in-place, net

In connection with the transfer of control of the Company to Tiptree and the election to use push-down accounting, we undertook an assessment of the allocation of the fair value of the acquired assets as discussed in more detail in Note 3.

The following table summarizes the Company’s identified intangible assets as of December 31, 2010:

(amounts in thousands)

Leases in-place	$6,693
Accumulated amortization	(216)

$6,477

The estimated annual amortization of acquired in-place leases for each of the succeeding years as of December 31, 2010 is as follows: (amounts in thousands)

2011	518
2012	518
2013	518
2014	518
2015	518
Thereafter	3,887

The Company amortizes this intangible asset over the terms of the underlying lease on a straight-line basis.

Note 8 —	Other Assets

Other assets at December 31, 2010 (Successor) and 2009 (Predecessor) consisted of the following (amounts in thousands):

	December 31,	December 31,
	2010	2009
	(Successor)	(Predecessor)

Straight-line effect of lease revenue	$991	$3,628
Prepaid expenses	406	722
Receivables	263	166
Furniture and leasehold improvements (net)	162	—
Deferred exit fees and other	—	101

Total other assets	$1,822	$4,617

Note 9 —	Borrowings under Warehouse Line of Credit

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

On March 9, 2009, Care repaid the outstanding balance of the facility in full and terminated the warehouse line of credit.

Note 10 —	Mortgage Notes Payable

On June 26, 2008 with the acquisition of the twelve (12) properties from Bickford , the Company entered into a mortgage loan with Red Mortgage Capital, Inc. for approximately $74.6 million. The terms of the mortgage require interest-only payments at a fixed interest rate of 6.845% for the first twelve (12) months. Commencing on the first anniversary and every month thereafter, the mortgage loan requires a fixed monthly payment of approximately $0.5 million for both principal and interest at a fixed interest rate of 6.845% until the maturity in July 2015 when the then outstanding balance of approximately $69.6 million is due and payable. Care paid approximately $0.5 million, $0.2 million and $0.3 million in principal amortization during the period from August 13, 2010 to December 31, 2010 (Successor), the period from January 1, 2010 to August 12, 2010 (Predecessor) and the year ended December 31, 2009 (Predecessor), respectively. The mortgage loan is collateralized by the twelve (12) properties.

On September 30, 2008 with the acquisition of the two (2) additional properties from Bickford, the Company entered into an additional mortgage loan with Red Mortgage Capital, Inc. for $7.6 million. The terms of the mortgage require monthly interest and principal payments of approximately $52,000 based on a fixed interest rate of 7.17% until the maturity in July 2015 when the then outstanding balance of approximately $7.1 million is due and payable. Care paid approximately $50,000 and $25,000 and $0.1 million in principal amortization during the period from August 13, 2010 to December 31, 2010 (Successor), the period from January 1, 2010 to August 12, 2010

(Predecessor) and the year ended December 31, 2009 (Predecessor), respectively. The mortgage loan is collateralized by the two (2) properties.

As of December 31, 2010, principal repayments due under all borrowings thru maturity are as follows (in millions):

2011	$0.9
2012	0.9
2013	1.0
2014	1.1
2015	77.3

Note 11 —	Other Liabilities

Other liabilities as of December 31, 2010 (Successor) and 2009 (Predecessor) consist principally of deposits and real estate escrows from joint venture partners and borrowers amounting to approximately $0.5 million and approximately $1.1 million, respectively.

Note 12 —	Related Party Transactions

Management Agreement with CIT Healthcare

The Company entered into an Amended and Restated Management Agreement, dated as of January 15, 2010 (“A&R Management Agreement”) which amended the original Management Agreement, dated on June 27, 2007 (the “Management Agreement”), as previously amended by Amendment No. 1 to the Management Agreement. The A&R Management Agreement became effective upon approval by the Company’s stockholders of the plan of liquidation on January 28, 2010. Pursuant to its terms, the A&R Management Agreement was to continue in effect until December 31, 2011, unless earlier terminated in accordance with its terms. Effective February 1, 2010, the A&R Management Agreement also reduced the monthly base management fee payable to CIT Healthcare to $125,000 with such amount being subject to further reduction. In addition, the termination fee of $15.4 million was replaced by a buyout payment of $7.5 million (which was subsequently reduced to $7.4 million).

On November 4, 2010, the Company entered into a Termination, Cooperation and Confidentiality Agreement (the “CIT Termination Agreement”) with CIT Healthcare. Pursuant to the CIT Termination Agreement, the parties terminated the A&R Management Agreement as of November 16, 2010 (the “Termination Effective Date”). The CIT Termination Agreement also provides for an 180 day cooperation period beginning on the Termination Effective Date relating to the transition of management of the Company from CIT Healthcare to the officers of the Company, a two year mutual confidentiality period and a mutual release of all claims related to CIT Healthcare’s management of the Company. Pursuant to the CIT Termination Agreement, the Company paid CIT Healthcare on the Termination Effective Date $2.4 million plus $0.2 million representing earned but unpaid monthly installments of the base management fee due under the A&R Management Agreement. These amounts were in addition to the $5.0 million previously paid by the Company with respect to the buyout fee during the first two quarters of 2010.

In addition to the management fee and buyout payment, we were also responsible in 2010 and 2009 for reimbursing CIT Healthcare for its pro rata portion of certain expenses detailed in the initial Management Agreement and subsequent amendments, such as rent, utilities, office furniture, equipment, and overhead, among others, required for our operations. Accordingly, transactions with CIT Healthcare during the years ended December 31, 2010 and 2009 included:

•	Our expense recognition and payment of $7.4 million for the buyout payment obligation to CIT Healthcare in 2010.

•	Our expense recognition and payment of $1.1 million and $2.2 million for the years ended December 31, 2010 and December 31, 2009, respectively, for the base management fee to CIT Healthcare.

•	On February 3, 2009, the Company closed on the sale of a loan to CIT Healthcare for proceeds of $22.5 million.

•	On August 19, 2009, the Company closed on the sale of a loan to CIT Healthcare for proceeds of $2.3 million; and

•	On September 16, 2009, the Company closed on the sale of a loan to CIT Healthcare for proceeds of $17.4 million.

•	Our expense recognition of $0.6 million and $4.1 million for the three months and year ended December 31, 2008, respectively, for the Base Management Fee.

•	On November 20, 2008, we sold a loan with a book value of $24.8 million to our Manager for proceeds of $22.4 resulting in an approximate loss of $2.4 million.

Services Agreement with TREIT Management, LLC

On November 4, 2010, the Company entered into a Services Agreement (the “Services Agreement”) with TREIT pursuant to which TREIT will provide certain advisory services related to the Company’s business beginning on the Termination Effective Date. For such services, the Company will pay TREIT a monthly base services fee in arrears of one-twelfth of 0.5% of the Company’s Equity (as defined in the Services Agreement) and a quarterly incentive fee of 15% of the Company’s AFFO Plus Gain/(Loss) On Sale (as defined in the Services Agreement) so long as and to the extent that the Company’s AFFO Plus Gain /(Loss) on Sale exceeds an amount equal to Equity multiplied by the Hurdle Rate (as defined in the Services Agreement). Twenty percent (20%) of any such incentive fee shall be paid in shares of common stock of the Company, unless a greater percentage is requested by TREIT and approved by an independent committee of the board of directors of the Company. The initial term of the Services Agreement extends until December 31, 2013, unless terminated earlier in accordance with the terms of the Services Agreement and will be automatically renewed for one year periods following such date unless either party elects not to renew the Services Agreement in accordance with its terms. If the Company elects to terminate without cause, or elects not to renew the Services Agreement, a Termination Fee (as defined in the Services Agreement) shall be payable by the Company to TREIT.

Transactions with TREIT during the years ended December 31, 2010 included:

•	$0.1 million for management fees paid to TREIT Management, LLC.

Other Transactions with Related Parties

In connection with the sale of control of the Company to Tiptree, CIT Healthcare sold warrants to purchase 435,000 shares of the Company’s common stock at $17.00 per share (the “Warrant”) under the Manager Equity Plan adopted by the Company on June 21, 2007 (the “Manager Equity Plan”). The Warrant, which was granted to CIT Healthcare by the Company as consideration for amendments to earlier versions of the Management Agreement, and which was immediately exercisable, expires on September 30, 2018 and was adjusted to 652,500 shares of the Company’s common stock at $11.33 per share as a result of the three for two stock split announced by the Company in September 2010.

In accordance with ASC 505-50, the Company used the Black-Scholes option pricing model to measure the fair value of the Warrant on the date of sale of control of the Company to Tiptree. The Black-Scholes model valued the Warrant using the following assumptions at the fair value date of August 13, 2010:

Volatility	20.1%
Expected Dividend Yield	7.59%
Risk-free Rate of Return	3.6%
Current Market Price	$8.96
Strike Price	$17.00
Term of Warrant	8.14 years

The fair value of the Warrant was approximately $36,000 at August 13, 2010, and is recorded as part of additional paid-in-capital in connection with the transaction.

Note 13 —	Fair Value of Financial Instruments

The Company has established processes for determining the fair value of financial instruments. Fair value is based on quoted market prices, where available. If listed prices or quotes are not available, then fair value is based upon internally developed models that primarily use inputs that are market-based or independently-sourced market parameters.

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

Investments in loans — At December 31, 2009, the fair value of our loan portfolio was based primarily on appraisals obtained from independent third parties entity specializing in the sale and trading of mortgage and debt assets in the secondary market. Investing in healthcare-related commercial mortgage debt is transacted through an over-the-counter market with minimal pricing transparency. Loans are infrequently traded and market quotes are not widely available and disseminated. At December 31, 2010, we valued our remaining loan at amortized cost, less allowances for unrealized losses. For purposes of both determining value on August 13, 2010 and the amount of the subsequent allowance for unrealized losses, we utilized internal modeling factors using level 3 inputs.

Obligation to issue operating partnership units — the fair value of our obligation to issue OP Units is based on an internally developed valuation model, as quoted market prices are not available nor are quoted prices available for similar liabilities. Our model involves the use of management estimates as well as some Level 2 inputs. The variables in the model include the estimated release dates of the shares out of escrow, based on the expected performance of the underlying properties, a discount factor of approximately 21% as of December 31, 2010 and 15% as of December 31, 2009, and the market price and expected quarterly dividend of Care’s common shares at each measurement date.

ASC 820-10-50-2(bb) (“ASC 820”) requires disclosure of the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for the transfers. In addition ASC 820 requires entities to separately disclose, in their rollforward reconciliation of Level 3 fair value measurements, changes attributable to transfers in and/or out of Level 3 and the reasons for those transfers. Significant transfers into a level must be disclosed separately from transfers out of a level.

The following table presents the Company’s financial instruments carried at fair value on the consolidated balance sheets as of December 31, 2010 (Successor) and December 31, 2009 (Predecessor):

	Fair Value at December 31, 2010 (Successor)
($ in millions)	Level 1	Level 2	Level 3	Total

Liabilities
Obligation to issue operating partnership units(1)	$—	$—	$2.1	$2.1

	Fair Value at December 31, 2009 (Predecessor)
	Level 1	Level 2	Level 3	Total

Assets
Investment in loans	$—	$16.1	$9.2	$25.3

Liabilities
Obligation to issue operating partnership units(1)	$—	$—	$2.9	$2.9

(1)	At December 31, 2010 (Successor), the fair value of our obligation to issue partnership units was $2.1 million and we recorded unrealized gain of $0.8 million on revaluation at December 31, 2010 (Successor) and an unrealized gain of $0.1 million on revaluation at December 31, 2009 (Predecessor).

The table below present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs during the year ended December 31, 2010. Level 3 instruments presented in the tables include a liability to issue operating partnership units, which are carried at fair value. The Level 3 instruments were valued using internally developed valuation models that, in management’s judgment, reflect the assumptions a marketplace participant would use at December 31, 2010:

	Level 3 Instruments
	Fair Value Measurements
	Obligation to
	Issue	Investments
	Partnership	in Loans at
(dollars in millions)	Units	LOCOM

Balance, December 31, 2009, Predecessor	$(2.9)	$25.3
Repayments of loans	—	(10.8)
Sales of loan to a third party	—	(5.9)
Total unrealized gain included in income statement	—	0.9

Balance, August 12, 2010, Predecessor	$(2.9)	$9.5

Net change in unrealized gain from obligations owed/investments held at August 12, 2010	$—	$0.7
Balance, December 31, 2010, Successor	$(2.1)	—

Net change in unrealized gain from obligations owed/investments held at December 31, 2010	$0.8	$—

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

In addition to the amounts reflected in the financial statements at fair value as provided above, cash and cash equivalents, accrued interest receivable, accounts payable and accrued expenses, accrued expenses payable to related party, and other liabilities reasonably approximate their fair values due to the short maturities of these items. The mortgage notes payable of approximately $73.8 million and approximately $7.5 million that were used to finance the acquisitions of the Bickford properties on June 26, 2008 and September 30, 2008, respectively, were revalued in connection with the Tiptree Transaction and our election to utilize push-down accounting and determined to have combined fair value of approximately $82.1 million on August 13, 2010 and a combined fair value of approximately $80.7 million as of December 31, 2010. The fair value of the debt was calculated by determining the present value of the agreed upon cash flows at a discount rate reflective of financing terms currently available to us for collateral with the similar credit and quality characteristics.

The Company is exposed to certain risks relating to its ongoing business. The primary risk which may be managed by using derivative instruments is interest rate risk. We may enter into interest rate swaps, caps, floors or similar instruments to manage interest rate risk associated with the Company’s borrowings. The company has no interest rate derivatives in place as of December 31, 2010.

We are required to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. As of December 31, 2010, the Company has only one derivative instrument which pertains to the OP Units issued in conjunction with the Cambridge investment. The Company has not designated this derivative instrument as a hedging instrument. Accordingly, our consolidated financial statements include the following fair value amounts and reflect gains and losses associated with the aforementioned derivative instrument (dollars in thousands):

	December 31,		December 31,
	2010		2009
	(Successor)		(Predecessor)
	Balance	Balance	Balance
Derivatives not designated as	Sheet	Fair	Sheet	Fair
hedging instruments	Location	Value	Location	Value

Operating Partnership Units	Obligation to issue operating partnership units	$(2,095)	Obligation to issue operating partnership units	$(2,890)

Total Derivatives		$(2,095)		$(2,890)

		Amount of (Gain)/Loss
		Recognized in Income on
		Derivative
		Year Ended
		For the
		Period from	For the
		August 13, 2010 to	Period from
	Location of (Gain)/Loss	December 31,	January 1, 2010 to	December 31,
Derivatives not designated as	Recognized in Income on	2010	August 12, 2010	2009
hedging instruments	Derivative	(Successor)	(Predecessor)	(Predecessor)
	Unrealized(gain)/loss on derivative
Operating Partnership Units	instruments	$(836)	$41	$(155)
	Unrealized(gain)/loss on derivative
Interest Rate Caps	instruments	—	—	2

	Total	$(836)	$41	$(153)

Note 14 —	Stockholders’ Equity

Our authorized capital stock consists of 100,000,000 shares of preferred stock, $0.001 par value and 250,000,000 shares of common stock, $0.001 par value. As of December 31, 2010 and 2009, no shares of preferred stock were issued and outstanding and 30,865,038 (Successor) and 21,159,647 (Predecessor) shares of our common stock were issued respectively and 10,064,982 (Successor) and 20,158,894 (Predecessor) shares of common stock were outstanding, respectively.

Equity Plan

Restricted Stock Grants:

At the time of our initial public offering in June 2007, we issued 133,333 shares of common stock to certain CIT Healthcare employees, some of whom were officers or directors of Care and we also awarded 15,000 shares of common stock to Care’s independent Board members. The shares granted to CIT Healthcare’s employees had an initial vesting date of June 22, 2010, three years from the date of grant. The shares granted to our independent Board members were scheduled to vest ratably on the first, second and third anniversaries of the grant. During the year ended December 31, 2008, 42,000 shares of restricted stock granted to CIT Healthcare’s employees were forfeited and 10,000 shares vested due to a termination of an officer of CIT Healthcare without cause. In addition, 20,000 shares of restricted stock were granted to a Board member who formerly served as an employee of CIT Healthcare. These shares had a fair value of $183,000 at issuance and had an initial vesting date of June 27, 2010.

On January 28, 2010, our shareholders approved the Company’s plan of liquidation. Under the terms of each of the aforementioned stock awards, the approval of the plan of liquidation by our shareholders accelerated the vesting of the awards on that day.

Schedule of Shares — Equity Plan

	Grants to	Grants to
	Independent	CIT Healthcare’s	Total
	Directors	Employees	Grants

Balance at January 1, 2008 (Predecessor)	15,000	133,333	148,333
Granted	20,000	—	20,000
Vested	5,000	10,000	15,000
Forfeited	—	42,000	42,000

Balance at December 31, 2008 (Predecessor)	30,000	81,333	111,333

Granted	—	—	—
Vested	30,000	81,333	111,333
Forfeited	—	—	—

Balance at December 31, 2009 (Predecessor)	—	—	—

Granted	30,000	—	—
Vested	28,000	—	—
Forfeited	2,000	—	—

Balance at August 12, 2010 (Predecessor)	—	—	—

Granted	—	—	—
Vested	—	—	—
Forfeited	—	—	—
Balance at December 31, 2010 (Successor)	—	—	—

Restricted Stock Units:

On April 8, 2008, the Compensation Committee (the “Committee”) of the Board of Directors of Care awarded the Company’s CEO, 35,000 shares of restricted stock units (“RSUs”) under the Care Investment Trust Inc. Equity Incentive Plan (“Equity Plan”). The RSUs had a fair value of $385,000 on the grant date. The initial vesting of the award was 50% on the third anniversary of the award and the remaining 50% on the fourth anniversary of the award. Under the terms of these awards, shareholder approval of the plan of liquidation accelerated the vesting of the awards on January 28, 2010.

On November 5, 2009, the Board of Directors of Care awarded our Chairman of the Board of Directors 10,000 restricted stock units, which were initially subject to vesting in four equal installments, commencing on November 5, 2010. Under the terms of this award, shareholder approval of the plan of liquidation accelerated the vesting of this award on January 28, 2010.

Long-Term Equity Incentive Programs:

On May 12, 2008, the Committee approved two new long-term equity incentive programs under the Equity Plan. The first program is an annual performance-based RSU award program (the “RSU Award Program”). All RSUs granted under the RSU Award Program included a vesting period of four (4) years. The second program is a three (3) year performance share plan (the “Performance Share Plan”).

In connection with the initial adoption of the RSU Award Program, certain employees of CIT Healthcare and its affiliates were granted 68,308 RSUs on the adoption date with a grant date fair value of $0.7 million. In 2009, 9,242 of these shares were forfeited and 14,763 of these shares vested in May of that year. Achievement of awards under the 2008 RSU Award Program was based upon the Company’s ability to meet both financial (AFFO per share) and strategic (shifting from a mortgage to an equity REIT) performance goals during 2008, as well as on the individual employee’s ability to meet performance goals. In accordance with the 2008 RSU Award Program 49,961 RSUs and 30,333 RSUs were granted on March 12, 2009 and May 7, 2009, respectively.

Under the Performance Share Plan, a participant is granted a number of performance shares or units, the settlement of which will depend on the Company’s achievement of certain pre-determined financial goals at the end of the three (3) year performance period. Any shares received in settlement of the performance award were to be issued to the participant in early 2011, without any further vesting requirements. With respect to the 2008-2010 performance periods, the performance goals related to the Company’s ability to meet both financial (compound growth in AFFO per share) and share return goals (total shareholder return versus the Company’s healthcare equity and mortgage REIT peers). The Committee established threshold, target and maximum levels of performance. If the Company met the threshold level of performance, a participant earned 50% of the performance share grant, if it met the target level of performance, a participant earned 100% of the performance share grant and if it achieve the maximum level of performance, a participant earned 200% of the performance share grant. Similarly, shareholder approval of the plan of liquidation accelerated the vesting of performance shares granted under the Performance Share Plan.

On December 10, 2009, the Company granted special transaction performance share awards to plan participants for an aggregate amount of 15,000 shares at target levels and an aggregate maximum amount of 30,000 shares. On February 23, 2010, the terms of the awards were modified such that the awards were triggered upon the execution of one or more of the following transactions that resulted in liquidity to the Company’s stockholders during 2010 within the parameters expressed in the special transaction performance share awards agreement: (i) a merger or other business combination resulting in the disposition of all of the issued and outstanding equity securities of the Company; (ii) a tender offer made directly to the Company’s stockholders either by the Company or a third party for at least a majority of the Company’s issued and outstanding common stock; or (iii) the declaration of aggregate distributions by the Company’s Board equal to or exceeding $8.00 per share. In 2010, a total of 2,000 of these shares were forfeited and 28,000 shares, representing the maximum target level, were issued in connection with the completion of the Tiptree Transaction on August 13, 2010.

The Equity Plan will automatically expire on the 10th anniversary of the date it was adopted. Care’s Board of Directors may terminate, amend, modify or suspend the Equity Plan at any time, subject to stockholder approval in the case of amendments or modifications. For the period from August 13, 2010 to December 31, 2010 and For the period from January 1, 2010 to August 12, 2010 and the Year Ended December 31, 2009, we recorded $0.4 million, $0.2 million and $2.3 million of expense related to compensation, respectively. Approximately $0.8 million of the expense recorded in 2009 related to accelerated vesting in the aggregate. All of the shares issued under our Equity Plan prior to the sale of control to Tiptree are considered non-employee awards and the expense for each period prior to the consummation of the Tiptree Transaction was determined based on the fair value of each share or unit awarded over the required performance period.

In conjunction with the Tiptree Transaction and as part of internalizing management, the Company entered into employment arrangements with five (5) employees in November of 2010. As part of their compensation, the employees were granted in aggregate 73,999 shares of stock which they received on January 3, 2011. The aggregate value of the shares granted was approximately $351,000 and was recorded as a compensation expense in the fourth quarter of 2010.

As of December 31, 2010, exclusive of the stock grant described in the preceding paragraph, 238,514 shares remain available for future issuances under the Equity Plan.

Shares Issued to Directors for Board Fees:

On January 4, 2010, April 8, 2010, July 2, 2010 and October 18, 2010, 8,030; 5,604; 5,772 and 1,596 shares of common stock, respectively, with an aggregate fair value of approximately $170,500 were granted to our independent Directors as part of their annual retainers. Subsequent to the completion of the Tiptree Transaction, each independent Director receives an annual base retainer of $50,000, payable quarterly in arrears, of which 70% is paid in cash and 30% in common stock of Care. Prior to such time, each independent Director received an annual base retainer of $100,000, payable quarterly in arrears of which 50% was paid in cash and 50% in common stock of Care. Shares granted as part of the annual retainer vest immediately and are included in general and administrative expense.

Manager Equity Plan

Upon completion of our initial public offering in June 2007, approximately 1.3 million shares were made available and we granted 607,690 fully vested shares of our common stock to CIT Healthcare under the Manager Equity Plan, all of which were repurchased by the Company as part of the share tender offer in August of 2010. At December 31, 2010, 282,945 shares remain available for future issuances under the Manager Equity Plan, which is net of 435,000 shares which are reserved for potential issuance upon conversion of a warrant issued to CIT Healthcare and sold to Tiptree as further described in Note 12. The Manager Equity Plan will automatically expire on the 10th anniversary of the date it was adopted. Care’s Board of Directors may terminate, amend, modify or suspend the Manager Equity Plan at any time, subject to stockholder approval in the case of amendments or modifications.

Note 15 —	Loss per share ($ in thousands, except share and per share data)

	For the Period	For the Period
	from August 13,	from January 1,	For the Year	For the Year
	2010 to	2010 to	Ended	Ended
	December 31, 2010	August 12, 2010	December 31, 2009	December 31, 2008
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Loss per share — basic and diluted	$(0.24)	$(0.84)	$(0.14)	$(1.47)
Numerator
Net loss	$(2,464)	$(16,941)	$(2,826)	$(30,806)
Denominator
Weighted Average Common Shares Outstanding	10,064,212	20,221,329	20,061,763	20,952,972

Diluted loss per share was the same as basic loss per share for each period because all outstanding restricted stock awards were anti-dilutive.

Note 16 —	Commitments and Contingencies

At December 31, 2010, Care was obligated to provide approximately $0.9 million in tenant improvements related to our purchase of the Cambridge properties.

On November 4, 2010, the Company entered into a Services Agreement (the “Services Agreement”) with TREIT pursuant to which TREIT will provide certain advisory services related to the Company’s business beginning upon the effective termination of CIT Healthcare as our external manager. For such services, the Company will pay TREIT a monthly base services fee in arrears of one-twelfth of 0.5% of the Company’s Equity (as defined in the Services Agreement) and a quarterly incentive fee of 15% of the Company’s AFFO Plus Gain/(Loss) On Sale (as defined in the Services Agreement) so long as and to the extent that the Company’s AFFO Plus Gain / (Loss) on Sale exceeds an amount equal to Equity multiplied by the Hurdle Rate (as defined in the Services Agreement). Twenty percent (20%) of any such incentive fee shall be paid in shares of common stock of the Company, unless a greater percentage is requested by TREIT and approved by an independent committee of directors. The initial term of the Services Agreement extends until December 31, 2013, unless terminated earlier in accordance with the terms of the Services Agreement and will be automatically renewed for one year periods following such date unless either party elects not to renew the Services Agreement in accordance with its terms. If the Company elects to terminate without cause, or elects not to renew the Services Agreement, a Termination Fee (as defined in the Services Agreement) shall be payable by the Company to TREIT.

The table below summarizes our contractual obligations as of December 31, 2010.

Amounts in millions	2011	2012	2013	2014	2015	Thereafter

Commitment to fund tenant improvements	$0.9	$—	$—	$—	$—	$—
Mortgage notes payable	6.5	6.5	6.5	6.5	80.4	—
TREIT Base management fee(1)	0.4	0.4	0.4	—	—	—
Company Office Lease	0.2	0.2	0.2	0.2	0.2	0.8

(1)	Subject to increase based on increases in shareholders’ equity. The termination fee payable to TREIT in the event of non-renewal of the Services Agreement by the Company is not fixed and determinable and is therefore not included in the table.

Class-action litigation

On September 18, 2007, a class action complaint for violations of federal securities laws was filed in the United States District Court, Southern District of New York alleging that the Registration Statement relating to the initial public offering of shares of our common stock, filed on June 21, 2007, failed to disclose that certain of the assets in the contributed portfolio were materially impaired and overvalued and that we were experiencing increasing difficulty in securing our warehouse financing lines. On January 18, 2008, the court entered an order appointing co-lead plaintiffs and co-lead counsel. On February 19, 2008, the co-lead plaintiffs filed an amended complaint citing additional evidentiary support for the allegations in the complaint. It was our position throughout that the complaint and allegations were without merit and, accordingly, our intent was to defend against the complaint and allegations vigorously. We filed a motion to dismiss the complaint on April 22, 2008. The plaintiffs filed an opposition to our motion to dismiss on July 9, 2008, to which we filed our reply on September 10, 2008. On March 4, 2009, the court denied our motion to dismiss. Care filed its answer on April 15, 2009. At a conference held on May 15, 2009, the Court ordered the parties to make a joint submission (the “Joint Statement”) setting forth: (i) the specific statements that Plaintiffs claim are false and misleading; (ii) the facts on which Plaintiffs rely as showing each alleged misstatement was false and misleading; and (iii) the facts on which Defendants rely as showing those statements were true. The parties filed the Joint Statement on June 3, 2009. On July 31, 2009, the parties entered into a stipulation that narrowed the scope of the proceeding to the single issue of the warehouse financing disclosure in the Registration Statement. Fact discovery closed on April 23, 2010.

Care filed a motion for summary judgment on July 9, 2010. By Opinion and Order dated December 22, 2010, the Court granted Defendants’ summary judgment motion in its entirety and directed the Clerk of the Court to enter judgment accordingly.

On January 11, 2011, the parties entered into a stipulation ending the litigation. In the stipulation: (i) plaintiffs waived any and all appeal rights that they have in the action, including, without limitation, the right to appeal any portion of the Court’s Opinion and Order granting Care’s summary judgment or the judgment entered by the Clerk; (ii) Care waived any and all rights that they have to seek sanctions of any form against Plaintiffs or their counsel in connection with the action; and (iii) each party agreed it would bear its own fees and costs in connection with the action. The stipulation was so ordered by the Court on January 12, 2011, bringing the litigation to a close.

Cambridge litigation

On November 25, 2009, we filed a lawsuit in the U.S. District Court for the Northern District of Texas against Mr. Jean-Claude Saada and 13 of his companies (the “Saada Parties”), seeking declaratory judgments that: (i) we have the right to engage in a business combination transaction involving our Company or a sale of our wholly owned subsidiary that serves as the general partner of the partnership that holds the direct investment in the portfolio without the approval of the Saada Parties; (ii) the contractual right of the Saada Parties to put their interests in the Cambridge medical office building portfolio has expired; and (iii) the operating partnership units held by the Saada Parties do not entitle them to receive any special cash distributions made to our stockholders. We also brought affirmative claims for tortious interference by the Saada Parties with a prospective contract and for their breach of the implied covenant of good faith and fair dealing.

On January 27, 2010, the Saada Parties answered our complaint, and simultaneously filed counterclaims (the “Counterclaims”) that named our subsidiaries ERC Sub LLC and ERC Sub, L.P., our then external manager CIT Healthcare, and our then Board Chairman Flint D. Besecker, as additional third-party defendants. The Counterclaims seek four declaratory judgments construing certain contracts among the parties that are largely the mirror image of our declaratory judgment claims. In addition, the Counterclaims also seek monetary damages for purported breaches of fiduciary duty and the duty of good faith and fair dealing, as well as fraudulent inducement, against us and the third-party defendants jointly and severally.

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

On March 22, 2010, we received a letter from Cambridge Holdings, which asserted that the proposed Tiptree Transaction was in violation of our agreements with the Saada Parties.

The Saada Parties filed their opposition to our omnibus motion to dismiss on March 26, 2010, and we filed our response on April 9, 2010.

On April 14, 2010, the Saada Parties’ motion to dismiss was denied and our motion to dismiss was also denied.

On April 27, 2010, we filed an answer to the Saada Parties’ third-party complaint. We continue to believe that the arguments advanced by Cambridge Holdings lack merit. On May 28, 2010, Cambridge Holdings filed a motion for leave to amend its previously-asserted counterclaims and third-party complaint to include a new claim for breach of contract against Care. This proposed new claim asserts that Cambridge Holdings and Care agreed, in October 2009, to a sale of ERC Sub, L.P.’s 85% limited partnership interest in the Cambridge properties back to Cambridge Holdings for $20 million in cash plus certain other arrangements involving the cancellation of partnership units and existing escrow accounts. The proposed new claim further asserts that Care reneged on this purported agreement after having previously agreed to all of its material terms, thus “breaching” the agreement. Further, the proposed new claim seeks specific performance of the purported contract. Care denies that any agreement of the sort alleged by Cambridge Holdings was ever reached, and Care also believes that the proposed new claim suffers from several deficiencies. Care filed its opposition on June 18, 2010 and Cambridge Holdings replied on July 1, 2010. In the meantime, on June 21, 2010, ERC Sub L.P. sought leave to amend its counterclaims to assert a breach of contract action against Cambridge Holdings. Cambridge Holdings did not oppose ERC Sub L.P.’s motion. On August 2, 2010, the Court granted the Saada Parties’ motion for leave to amend, and the Saada Parties’ filed their Amended Answer, Counterclaims, and Third-Party Complaint on August 4, 2010. On August 3, 2010, the Court also granted ERC Sub L.P.’s unopposed motion for leave to amend, and ERC Sub L.P. filed its Amended Answer and Counterclaim on August 5, 2010. The Saada Parties answered ERC Sub L.P.’s Counterclaim on August 23, 2010. Care moved to dismiss the Saada Parties’ new breach-of-contract cause of action on August 18, 2010. The Saada Parties responded on September 3, 2010, and Care replied on September 14, 2010. The court denied Care’s motion to dismiss without opinion on September 21, 2010. Care answered the amended counterclaim on October 6, 2010.

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

To date, the mediation discussions have been unsuccessful and the litigation is ongoing.

Care is not presently involved in any other material litigation nor, to our knowledge, is any material litigation threatened against us or our investments, other than routine litigation arising in the ordinary course of business. Management believes the costs, if any, incurred by us related to such litigation will not materially affect our financial position, operating results or liquidity.

Note 17 —	Quarterly Financial Information (Unaudited)

Summarized unaudited consolidated quarterly information for each of the years ended December 31, 2010 (Successor and Predecessor) and 2009 (Predecessor) is provided below.

(Amounts in millions except per share amounts)	Quarter or Period Ended
2010:	March 31	June 30	July 1-Aug 12	Aug 13-Sept 30	Dec. 31
	(Predecessor)	(Predecessor)	(Predecessor)	(Successor)	(Successor)
Revenues	$4.0	$3.6	$1.7	$2.0	$3.7
Loss available to common shareholders	(8.4)	(1.9)	(6.6)	(0.4)	(2.1)
Loss per share — basic and diluted(1)	$(0.42)	$(0.09)	$(0.33)	$(0.04)	$(0.21)

(Amounts in millions except per share amounts)	Quarter Ended
2009 (Predecessor):	March 31	June 30	Sept. 30	Dec. 31

Revenues	$6.1	$5.1	$5.0	$3.9
Income (loss) available to common shareholders	2.5	(0.5)	(0.4)	(4.4)
Earnings (loss) per share — basic and diluted(1)	$0.12	$(0.03)	$(0.02)	$(0.21)

(1)	Basic and diluted are the same as inclusion of diluted shares would be “anti-dilutive.”

Note 18 —	Subsequent Events

The Company has evaluated all events or transactions occurring subsequent to December 31, 2010 and through March 31, 2011, which represents the date the financial statements are available to be issued. Adjustments or additional disclosures, if any, have been included in these financial statements.

Investment in Loans

Our remaining mortgage loan investment, in which we are a participant in a larger credit facility, was slated to mature on February 1, 2011. The agent for the credit facility has been engaged in discussions with the borrower with respect to repayment of the credit facility, and in connection with these negotiations the lender consortium and the borrower agreed to initially extend the loan maturity to April 21, 2011 and subsequently to June 20, 2011. As part of the second extension, the borrower will continue to pay scheduled principal and interest payments, and default interest shall accrue. Further, in connection with the first extension, the lender consortium also agreed to liquidate an existing capital expense reserve. Our share of this reserve was approximately $1.0 million which we received on February 17, 2011 and treated as partial principal paydown.

Investment in SMC

SMC, with our approval, has entered into a sales transaction for three (3) of the four (4) properties in the joint venture. The transaction is currently scheduled to close on April 29, 2011. Currently, SMC is delinquent with respect to two (2) months of preferred payments totaling approximately $0.2 million. We expect that proceeds from the sale of the three (3) properties will be sufficient to enable us to recover such delinquent amounts, as well as our allocable preferred equity investment in the three (3) properties and 10% of the residual proceeds representing our 10% common interest in the SMC portfolio. In addition, we presently maintain a deposit reserve of approximately $0.5 million which is available to us to recover any monthly payment shortfalls. The transaction is subject to normal closing conditions, and we can offer no assurance that the transaction will ultimately close.

Investment in Cambridge

On March 11, 2011, we received approximately $1.1 million related to the quarterly distribution for the fourth quarter of 2010 from Cambridge.

Share Grants

On January 3, 2011, the Company issued 73,999 shares in the aggregate to officers and employees of the Company as part of 2010 compensation agreements, which we recognized as compensation expense of $0.4 million for the period from August 13, 2010 to December 31, 2010 (Successor).

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to the our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We also have investments in unconsolidated entities which are not under our control. Consequently, our disclosure controls and procedures with respect to these entities are necessarily more limited than those we maintain with respect to our consolidated subsidiaries. Notwithstanding the foregoing, no matter how well a control system is designed and operated, it can provide only reasonable, not absolute, assurance that it will detect or uncover failures within our Company to disclose material information otherwise required to be set forth in our filings under the Exchange Act.

Changes in Internal Controls over Financial Reporting

On August 13, 2010, we had a change of control upon closing of the Tiptree Transaction. On November 16, 2010, we terminated our management agreement with CIT Healthcare as our external manager, internalized our management and entered into the Services Agreement with TREIT. In connection with this series of transactions and events our internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f), changed. Such change was incurred as of November 16, 2010, the effective termination date of our management agreement with CIT Healthcare. At such time, Management implemented new internal controls over financial reporting which are consistent with the revised management structure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

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

Our management did not make an assessment of our internal control over financial reporting as December 31, 2010 for the reasons enumerated below:

•	From our inception until November 16, 2010 (the “Termination Date”), we were externally managed by CIT Healthcare. We paid CIT Healthcare a monthly management fee for services rendered which included accounting and finance functions. In providing these services to us, CIT Healthcare utilized the accounting system and personnel of CIT Group, Inc. (“CIT”) Upon termination of CIT Healthcare as our external manager, we no longer had access to the CIT accounting system or its personnel;

•	On November 4, 2010, our then Chief Financial Officer Paul F. Hughes resigned and was replaced by our current Chief Financial Officer Steven M. Sherwyn;

•	Effective on the Termination Date: (i) management was internalized; (ii) corporate headquarters was relocated; (iii) our Services Agreement with TREIT to provide us with certain advisory services became effective; and (iv) management took control of the accounting books and records;

•	As part of maintaining the accounting books and records for the Company, management implemented internal control over financial reporting. The change in internal control over financial reporting necessitated by the facts presented above did not occur until the Termination Date or November 16, 2010. Accordingly, as of year-end, such internal control over financial reporting had only been implemented for a total of 44 days; a period which was insufficient for management and our internal auditor to complete a full assessment of is effectiveness

Our Independent auditor did not conduct an audit of or render any report with respect to our internal control over financial reporting as of and for the year ended December 31, 2010.

ITEM 9B.	Other Information

An Annual Meeting of Stockholders (the “Annual Meeting”) was announced on November 22, 2010 and held on December 20, 2010.

Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Exchange Act. At the Annual Meeting, stockholders voted on a proposal to elect seven (7) directors to serve until the 2011 annual meeting of stockholders or until their successors are duly elected and qualified; to ratify the selection of Deloitte & Touche LLP as our independent auditors for the fiscal year ending December 31, 2010; and to consider and act upon such other matters that may properly be bought before the annual meeting or at any adjournments or postponements thereof. The number of votes cast for and against these proposals and the number of abstentions and broker non-votes are set forth below:

Item	For	Withheld	Broker Non-Votes

Proposal 1: Election of seven (7) nominees to the Board of Directors
Michael G. Barnes	9,427,600	51,427	482,687
Geoffrey N. Kauffman	9,427,300	51,727	482,687
Salvatore (Torey) V. Riso	9,428,050	50,977	482,687
Flint D. Besecker	9,428,350	50,677	482,687
J. Rainer Twiford	9,472,261	6,766	482,687
Jonathan Ilany	9,472,261	6,766	482,687
William A. Houlihan	9,472,261	6,766	482,687
Proposal 2: Ratification of Deloitte & Touche as independent auditors for fiscal year 2010	9,955,493	4,971	1,250

A Special Meeting of Stockholders (the “Tiptree Special Meeting”) was announced on July 15, 2010 and held on August 13, 2010. Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Exchange Act. At the Tiptree Special Meeting, stockholders voted on a proposal for approval of the issuance of shares of our common stock, par value $0.001 per share, to be issued in connection with the purchase and sale agreement, dated

March 16, 2010, in which Tiptree Financial Partners, L.P. (“Tiptree”) agreed to purchase shares of our common stock (Proposal 1) and for a proposal to approve the abandonment of the plan of liquidation, which was approved by the Company’s stockholders on January 28, 2010, in favor of the Tiptree Transaction (Proposal 2). Stockholders also voted on a proposal to approve an amendment to the Company’s charter to remove a provision designed to protect our status as a real estate investment trust or “REIT” under the Internal Revenue Code of 1986, as amended, in order to facilitate the Tiptree Transaction (Proposal 3) and to approve an amendment to our charter to be effective on the 20th calendar day following the consummation of the Tiptree Transaction reinstating the REIT protective provision removed by Proposal 3 (Proposal 4). Stockholders also were asked to approve a proposal to adjourn the special meeting, if necessary, to permit further solicitation of proxies if there are not sufficient votes at the time of the special meeting to approve proposals 1, 2, 3 or 4 (Proposal 5). The number of votes cast for and against these proposals and the number of abstentions are set forth below:

Item	For	Against	Abstain

Proposal 1: Issuance of shares to Tiptree	16,207,193	25,463	66,983
Proposal 2: Abandonment of plan of Liquidation	16,207,193	25,463	66,983
Proposal 3: Amendment of Articles of Incorporation to remove Section 7.2.1(a)(iii)	16,207,193	25,463	66,983
Proposal 4: Amendment of Articles of Incorporation to reinstate Section 7.2.1(a)(iii)	16,207,193	25,463	66,983
Proposal 5: Adjournment of Tiptree Special Meeting	16,133,607	107,596	58,436

A Special Meeting of Stockholders (the “Special Meeting”) was announced on December 29, 2009 and held on January 28, 2010.

Proxies for the Special Meeting were solicited pursuant to Regulation 14A under the Exchange Act. At the Special Meeting, stockholders voted on a proposal for approval of the Company’s plan of liquidation and a proposal to approve any adjournment of the special meeting, including, if necessary, to solicit additional proxies in favor of the plan of liquidation proposal if sufficient votes to approve such plan of liquidation proposal were not available. The number of votes cast for and against these proposals and the number of abstentions and broker non-votes are set forth below:

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

The information required by ITEM 13 is incorporated by reference to the information under the caption “Certain Relationships and Related Transactions” and “Director Independence” in the Registrant’s definitive proxy statement relating to its Annual Meeting of Stockholders.

ITEM 14.	Principal Accounting Fees and Services.

The information required by ITEM 14 is incorporated by reference to the information under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” in the Registrant’s definitive proxy statement relating to its Annual Meeting of Stockholders.

Part IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a)  List of Documents Filed.

1.	Financial Statements

All financial statements are set forth under ITEM 8 of this Annual Report and are incorporated herein by reference.

2.	Financial Statement Schedules

All schedules required are set forth under ITEM 8 of this Annual Report and are incorporated herein by reference.

3.	Exhibits

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index which is attached hereto and incorporated by reference herein.

(b)	Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index which is attached hereto and incorporated by reference herein.

(c)	Financial Statements and Financial Statement Schedules.

None.

Care Investment Trust Inc. and Subsidiaries
Schedule III — Real Estate and Accumulated Depreciation
December 31, 2010
(Dollars in thousands)

Real Estate:
Balance at December 31, 2009 (Predecessor)	$106,020
Additions/adjustment during the year:
Land	—
Buildings and improvements	1,002

Balance at December 31, 2010 (Successor)	$107,022

Accumulated Depreciation:
Balance at December 31, 2009 (Predecessor)	$4,481
Additions during the year:
Additions/Adjustments charged to operating expense	3,188

Balance at December 31, 2010 (Successor)	$1,293

Care Investment Trust Inc. and Subsidiaries
Schedule IV — Mortgage Loans on Real Estate
December 31, 2010
(Dollars in thousands)

Location			Carrying	Interest	Maturity
Property Type(a)	City	State	Amount	Rate	Date

SNF/Sr.Appts/ALF	Various	Texas/Louisiana	8,995	L+4.30%	04/21/11
Unrealized loss on Investments			(443)

Investment in Loans			$8,552

(a)	SNF refers to skilled nursing facilities; ALF refers to assisted living facilities; ICF refers to intermediate care facility; and Sr. Appts refers to senior living apartments.

Balance at December 31, 2009 (Predecessor)	$25,325
Additions:
New loans and advances on existing loans	—
Amortization of loan fees	15
Deductions:
Repayments	(11,337)
Sale of loan to third parties	(5,880)
Unrealized loss on Investments	(443)
Adjustments to lower of cost or market reserve	858
Realized gain on sale and repayment of loans	(4)

Balance at December 31, 2010 (Successor)	$8,552

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Care Investment Trust Inc.

By:	/s/ Steven M. Sherwyn
Steven M. Sherwyn
Chief Financial Officer and Treasurer

March 16, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Salvatore (Torey) V. Riso, Jr. Salvatore (Torey) V. Riso, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2011

/s/ Steven M. Sherwyn Steven M. Sherwyn	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 31, 2011

/s/ Michael G. Barnes Michael G. Barnes	Chairman of the Board of Directors	March 31, 2011

/s/ Geoffrey N. Kauffman Geoffrey N. Kauffman	Vice Chairman of the Board of Directors	March 31, 2011

/s/ Flint D. Besecker Flint D. Besecker	Lead Director	March 31, 2011

/s/ J. Rainer Twiford J. Rainer Twiford	Director	March 31, 2011

/s/ William A. Houlihan William A. Houlihan	Director	March 31, 2011

/s/ Jonathan Ilany Jonathan Ilany	Director	March 31, 2011

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Amendment and Restatement of the Registrant (previously filed as Exhibit 3.1 to the Company’s Form 10-Q (File No. 001-33549), filed on August 14, 2007 and herein incorporated by reference).
3.2	Amended and Restated Bylaws of the Registrant (previously filed as Exhibit 3.2 to the Company’s Form 10-Q (File No. 001-33549), filed on August 14, 2007 and herein incorporated by reference).
4.1	Form of Certificate for Common Stock (previously filed as Exhibit 4.1 to the Company’s Form S-11, as amended (File No. 333-141634), filed on June 7, 2007 and herein incorporated by reference).
10.1	Warrant to Purchase Common Stock, dated as of September 30, 2008 (previously filed as Exhibit 10.2 to the Company’s Form 8-K (File No. 001-33549), filed on October 2, 2008 and herein incorporated by reference).
10.2	Multifamily Note, dated as of June 26, 2008 (previously filed as Exhibit 10.2 to the Company’s Form 8-K (File No. 001-33549), filed on July 2, 2008 and herein incorporated by reference).
10.3	Exceptions to Non-Recourse Guaranty, dated as of June 26, 2008 (previously filed as Exhibit 10.3 to the Company’s Form 8-K (File No. 001-33549), filed on July 2, 2008 and herein incorporated by reference).
10.4	Master Lease Agreement, dated as of June 26, 2008 (previously filed as Exhibit 10.4 to the Company’s Form 8-K (File No. 001-33549), filed on July 2, 2008 and herein incorporated by reference).
10.5	Purchase and Sale Contract, dated as of May 14, 2008 (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33549), filed on May 20, 2008 and herein incorporated by reference).
10.6	Performance Share Award Agreement under the 2007 Care Investment Trust Inc. Equity Plan, dated as of May 12, 2008 (previously filed as Exhibit 10.4 to the Company’s Form 10-Q (File No. 001-33549), filed on November 14, 2008 and herein incorporated by reference).
10.7	Restricted Stock Unit Agreement Under the 2007 Care Investment Trust Inc. Equity Plan, dated as of April 8, 2008 (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33549), filed on April 14, 2008 and herein incorporated by reference).
10.8	Form of Restricted Stock Unit Agreement Under the 2007 Care Investment Trust Inc. Equity Plan (previously filed as Exhibit 10.2 to the Company’s Form 8-K (File No. 001-33549), filed on April 14, 2008 and herein incorporated by reference).
10.9	Contribution and Purchase Agreement, dated as of December 31, 2007 (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33549), filed on January 4, 2008 and herein incorporated by reference).
10.10	Care Investment Trust Inc. Equity Plan (previously filed as Exhibit 10.4 to the Company’s Form 10-Q (File No. 001-33549), filed on August 14, 2007 and herein incorporated by reference).
10.11	Care Investment Trust Inc. Manager Equity Plan (previously filed as Exhibit 10.5 to the Company’s Form 10-Q (File No. 001-33549), filed on August 14, 2007 and herein incorporated by reference).
10.12	Form of Restricted Stock Agreement under the 2007 Care Investment Trust Inc. Equity Plan (previously filed as Exhibit 10.5 to the Company’s Form S-11, as amended (File No. 333-141634), filed on June 7, 2007 and herein incorporated by reference).
10.13	Form of Restricted Stock Agreement under the 2007 Care Investment Trust Inc. Equity Plan (previously filed as Exhibit 10.6 to the Company’s Form S-11, as amended (File No. 333-141634), filed on June 7, 2007 and herein incorporated by reference).
10.14	Form of Restricted Stock Agreement under the 2007 Care Investment Trust Inc. Manager Equity Plan (previously filed as Exhibit 10.8 to the Company’s Form S-11, as amended (File No. 333-141634), filed on June 7, 2007 and herein incorporated by reference).
10.15	Form of Indemnification Agreement (previously filed as Exhibit 10.9 to the Company’s Form S-11, as amended (File No. 333-141634), filed on June 7, 2007 and herein incorporated by reference).
10.16	Loan Purchase Agreement with CapitalSource Bank dated September 15, 2009 (previously filed as Exhibit 10.1 to the Company’s Form 10-Q (File No. 001-33549), filed on November 9, 2009 and herein incorporated by reference).

Exhibit No.	Description

10.17	Loan Purchase and Sale Agreement dated as of October 6, 2009, by and between Care Investment Trust Inc. and General Electric Capital Corporation (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33549), filed on November 18, 2009 and herein incorporated by reference).
10.18	Form of Performance Share Award Granted to the Company’s Chairman of the Board and Executive Officers dated December 10, 2009 and amended and restated on February 23, 2010.
10.19	Purchase and Sale Agreement by and between Care Investment Trust Inc. and Tiptree Financial Partners, L.P., dated as of March 16, 2010 (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33549), filed on March 16, 2010 and herein incorporated by reference).
10.20	Registration Rights Agreement by and between Care Investment Trust Inc. and Tiptree Financial Partners, L.P., dated as of March 16, 2010 (previously filed as Exhibit 10.2 to the Company’s Form 8-K (File No. 001-33549), filed on March 16, 2010 and herein incorporated by reference).
21.1	Subsidiaries of the Company (filed herewith).
23.1	Consent of Deloitte & Touche, dated as of March 16, 2011 (filed herewith).
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).