Form 10-K/A
period 2010-12-31
Care Investment Trust Inc.
filed 2011-04-29
CIK 1393726

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
(Address of Registrant’s principal executive offices)            (Zip Code)
(212) 446-1410
(Registrant’s telephone number, including area code)
Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last day of the registrant’s most recently completed second fiscal quarter: $107,671,122.
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
     As of April 28, 2011, there were 10,145,049 shares, par value $0.001, of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
     Care Investment Trust Inc. (the “Company”) is filing this Amendment No. 1 to Form 10-K on Form 10-K/A for the fiscal year ended December 31, 2010, in order to amend and restate Part III, Items 10 through 14 and Part IV, Item 15 of the report on Form 10-K that we originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2011.
     This Form 10-K/A has been prepared and filed in reliance on General Instruction G to Form 10-K, which provides that registrants may provide the information required by Part III in a definitive proxy statement or an amendment to the Form 10-K filed with the SEC within 120 days after the end of the fiscal year covered by the report. The Company had initially planned to file the Part III information in a definitive proxy statement. The Company has determined to instead file this Form 10-K/A to provide the Part III information within the required time period. This Form 10-K/A also amends Item 15 to update the exhibit list that was originally provided in the Form 10-K.
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
     The original Form 10-K is therefore amended to: (i) delete the reference on the cover of the original Form 10-K to the incorporation by reference of a definitive proxy statement into Part III of such Form 10-K and (ii) revise Part III, Items 10 through 14 and Part IV, Item 15 of the Company’s original Form 10-K to include information previously omitted from the original Form 10-K.
     Except as described above, no other changes have been made to the original Form 10-K. The original Form 10-K continues to speak as of March 31, 2011, the date the Company filed the original Form 10-K with the SEC, and other than as expressly indicated in this Form 10-K/A, the Company has not updated the disclosures contained therein to reflect any events that have occurred at a date subsequent to March 31, 2011. Accordingly, this Form 10-K/A should be read in conjunction with the original Form 10-K and the Company’s other reports filed thereafter.
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

Part III
ITEM 10. Directors, Executive Officers and Corporate Governance.
DIRECTORS
     Set forth below is the name, age, title and tenure of each director of the Company as of April 28, 2011 followed by a summary of each director’s background and principal occupations. There are no family relationships among any of the members of our Board of Directors. The directors serve one year terms.
Directors

Name	Age	Director Since
Michael G. Barnes (Chairman of the Board)	44	2010

Geoffrey N. Kauffman (Vice Chairman)	52	2010

Flint D. Besecker (Lead Independent Director & Chairman of the Compensation, Nominating & Governance Committee)	45	2007

William A. Houlihan (Chairman of the Audit Committee)	55	2010

Jonathan Ilany	58	2010

Salvatore V. (Torey) Riso, Jr.	49	2010

J. Rainer Twiford	58	2007
     Michael G. Barnes has been a member of our Board of Directors since August 13, 2010, serving as our Chairman, and also serves on our Executive Committee. He has served as the chief executive officer and chairman of Tiptree Financial Partners, L.P. since its inception in 2007 and is a founding partner of Tricadia Holdings, L.P. and its affiliated companies (“Tricadia”), which are privately held and provide investment management services. Prior to the formation of Tricadia in 2003, Mr. Barnes spent two years as Head of Structured Credit Arbitrage within UBS Principal Finance LLC, a wholly owned subsidiary of UBS Warburg, which conducts proprietary trading on behalf of the firm. Mr. Barnes joined UBS in 2000 as part of the merger between UBS and PaineWebber Inc. Prior to joining UBS, Mr. Barnes was a Managing Director and Global Head of the Structured Credit Products Group of PaineWebber. Prior to joining PaineWebber in 1999, he spent 12 years at Bear, Stearns & Co. Inc., the last five of which he was head of their Structured Transactions Group. Mr. Barnes received his A.B. from Columbia College.
     Mr. Barnes was selected and qualified to serve as a member of our Board of Directors because of his extensive experience in asset management, including the management of credit assets, real estate, and for his experience in developing emerging and transitional companies.
     Geoffrey N. Kauffman has been a member of our Board of Directors since August 13, 2010, serving as our Vice Chairman, and also serves on our Executive Committee. He has served as the president and chief operating officer of Tiptree since its inception in 2007 and is President of Muni Funding Company of America, LLC and a member of the Board of Directors of Philadelphia Financial. Mr. Kauffman also has been a Managing Director of Tricadia since 2005. Since joining Tricadia in 2005, Mr. Kauffman has been overseeing a variety of strategic acquisition opportunities and permanent capital projects, including the development of Tiptree. Prior to joining Tricadia, from 2002 to 2004, Mr. Kauffman was a partner with the Shidler Group in a similar capacity, with his primary focus being the development of a credit derivative products company (CDPC). Before joining the Shidler Group, from 1997 to 2001, Mr. Kauffman was involved in the launch of the CGA Group of companies, which originated financial guarantee contracts. From 1997 through 1999, he was the president, Chief Underwriting Officer and Principal Representative of CGA Bermuda, Ltd, the CGA Group’s Bermuda based insurance subsidiary. From 2000 to 2001, he was the president and chief executive officer of CGA Investment Management. Prior to joining

CGA, Mr. Kauffman was at AMBAC and the MBIA / AMBAC International joint venture in 1995 and 1996, where he helped develop their international structured finance department. Prior to AMBAC, from 1989 to 1995, Mr. Kauffman was with FGIC’s ABS group and helped establish that business, focusing on CDOs, asset backed securities and multi-seller conduit programs. Prior to FGIC, Mr. Kauffman worked in the Investment Banking Division of Marine Midland Bank (now HSBC), where he focused on middle market mergers and acquisitions and structured finance. Mr. Kauffman holds a B.A. (Psychology) from Vassar College and an M.B.A. (Finance) from Carnegie Mellon University.
     Mr. Kauffman was selected and qualified to serve as a member of our Board of Directors because of his significant and diverse experience in financial transactions, particularly credit transactions, and real estate, as well as his experience in developing emerging and transitional companies.
     Salvatore (Torey) V. Riso Jr. has served as our President and Chief Executive Officer since December 2009, and was appointed to our Board of Directors on November 4, 2010, effective as of November 16, 2010, and also serves on our Executive Committee. Mr. Riso formerly served as our secretary and chief compliance officer from February 2008 until December 2009. He was employed by CIT from September 2005 through November 2010, serving as senior vice president and chief counsel of CIT Corporate Finance since March 2007. Prior to his position at CIT Corporate Finance, Mr. Riso served as chief counsel for CIT Healthcare LLC, our former external manager (“CIT Healthcare”), and other business units of CIT. Between 1997 and 2005, Mr. Riso was in private practice in the New York office of Orrick Herrington & Sutcliffe LLP, where he worked in Orrick’s global finance practice group. Mr. Riso received a B.A. in economics and history cum laude from UCLA, as well as a J.D. from the Loyola Law School of Los Angeles.
     Mr. Riso was selected and qualified to serve as a member of our Board of Directors because of his experience in legal and finance matters and because of his intimate knowledge of our Company.
     Flint D. Besecker is our founder and has been a member of our Board of Directors since Care was formed in 2007 and previously served as our Chairman. Mr. Besecker is a veteran of both the commercial finance and healthcare industries and currently runs Firestone Asset Management, a healthcare middle market private equity business he founded in 2008. Firestone owns a variety of private equity investments focused on early stage life science drug development as well as specialty pharmaceutical companies. In October 2010, Mr. Besecker was named chief executive officer of The Center for Hospice & Palliative Care in Buffalo, New York. In addition, Mr. Besecker was formerly a director and Chairman of the compensation committee of Allion Healthcare, a specialty pharmaceutical company serving patients throughout the U.S. Mr. Besecker served as the president and founder of our former external manager, CIT Healthcare LLC, and also served as president of CIT Commercial Real Estate. Prior to joining CIT Group Inc. (“CIT”) in 2004, Mr. Besecker held a variety of executive positions including managing director of GE Healthcare Financial Services, executive vice president and chief risk officer of Heller Healthcare Finance and president and co-founder of Healthcare Analysis Corporation. He also served as an officer of Healthcare Financial Partners prior to its acquisition by Heller. He received a B.S. in Accounting from Canisius College in 1988 and is a Certified Public Accountant.
     Mr. Besecker was selected and qualified to serve as a member of our Board of Directors because of his significant achievements with, and intimate knowledge of, the Company and his extensive experience in healthcare and real estate.
     J. Rainer Twiford has been a member of our Board of Directors since the consummation of our initial public offering in 2007. Since 1999, Mr. Twiford has been president of Brookline Partners, Inc., an investment advisory company. Prior to joining Brookline Partners, Mr. Twiford was a partner of Trammell Crow Company from 1987 until 1991. Mr. Twiford is currently a director of IPI, Inc., Smith of Georgia and Tracon Pharmaceuticals, and previously served on the board of a children’s behavioral health company. Mr. Twiford received a BA and a Ph.D. from the University of Mississippi, an M.A. from the University of Akron and a J.D. from the University of Virginia.
     Mr. Twiford was selected and qualified to serve as a member of our Board of Directors because of his extensive high level experience in the financial industry.
     Jonathan Ilany has been a member of our Board of Directors since August 13, 2010. He has been chairman of the board of directors of Reliance First Capital, a privately owned mortgage company, since 2008. Since 2005, Mr. Ilany has been a private investor and passive partner at Mariner Investment Group. Mr. Ilany was a partner at Mariner Investment Group from 2000-2005, responsible for hiring and setting up new trading groups, overseeing risk management, and he was a senior member of the investment committee and management committee of the firm. From 1996-2000, Mr. Ilany was a private investor. From 1982-1995, Mr. Ilany was an employee of Bear Stearns & Co. He was nominated to the Board of Directors of the Company in 1988. From 1980-1982, Mr. Ilany worked at Merrill Lynch. From 1971-1975, Mr. Ilany served in the armored corps of the Israeli Defense Forces and he was honorably discharged holding the rank of First Lieutenant.
     Mr. Ilany was selected and qualified to serve as a member of our Board of Directors because of his extensive experience in overseeing risk management and serving on the investment committee and management committee of a major investment firm, serving on the board of directors of various companies and his experience with investing in real estate and real estate-related assets.
     William A. Houlihan has been a member of our Board of Directors since August 13, 2010. He has more than 30 years of business and financial experience. Since September 2009, he has served on the Board of Directors and as the financial expert on the audit committee of First Physicians Capital Group, Inc., a publicly-traded company that owns ambulatory surgical centers and small hospitals. Mr. Houlihan served on the board of directors of SNL Financial, a privately-held company that maintains database financial information on financial institutions, REITs, energy, media and other companies, from November 2003 until June 2010. During an eight-year period from 2001 through 2008, Mr. Houlihan was a private investor while he served as transitional Chief Financial Officer for several distressed companies: Sixth Gear, Inc. from October 2007 to November 2008, Sedgwick Claims Management Services from August 2006 until January 2007, Metris Companies from August 2004 to January 2006, and Hudson United Bancorp from January 2001 to November 2003. Mr. Houlihan also worked as an investment banker at UBS from June 2007 to September 2007, J.P. Morgan Securities from November 2003 to July 2004, KBW, Inc. from October 1996 to January 2001, Bear, Stearns & Co., Inc. from April 1991 to October 1996, and Goldman Sachs & Co. from June 1981 to April 1991. He also held several auditing and accounting positions from June 1977 through June 1981. Mr. Houlihan received a B.S., Magna Cum Laude in Accounting in 1977 from Manhattan College, became licensed as a Certified Public Accountant in 1979, and received his M.B.A. in Finance in 1983 from New York University Graduate School of Business.
     Mr. Houlihan was selected and qualified to serve as a member of our Board of Directors because of his diverse financial experience, including his service on the boards of directors of several small capitalization, high-growth companies, as chief financial officer of transitional public and privately-held companies and his extensive accounting background.
Director Independence
     Our Corporate Governance Guidelines require that a substantial majority of the Board be composed of independent directors who meet the independence criteria established by our Corporate Governance Guidelines. For a director to be considered independent, the Board must affirmatively determine that the director has no material relationship with Care (either directly or as a partner, stockholder, or officer of an organization that has a relationship with Care). In assessing the materiality of a director’s relationship with Care, the Board broadly considers all relevant facts and circumstances, not only from the standpoint of the director, but also that of persons or organizations with which the director has an affiliation. The Board considers the following criteria, among others, in determining whether a director qualifies as independent:
• The director cannot have been an employee, or have an immediate family member who was an executive officer (excluding any interim executive officer position), of Care during the preceding three (3) years;
• The director cannot receive, or have an immediate family member who has received at any time during the previous three (3) years, more than $120,000 during any twelve (12) month period in direct compensation from Care (excluding any interim executive officer position), other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent on continued service);
• The director cannot be a partner of or employed by, or have an immediate family member who was a partner of or employed by, a present or former internal or external auditor of Care or any of its consolidated subsidiaries and personally worked on Care’s audit during the preceding three (3) years;

• The director cannot be employed, or have an immediate family member who was employed, as an executive officer of another company where any of Care’s present executives has served on such company’s compensation committee during the preceding three (3) years; and
• The director cannot be an executive officer or an employee, or have an immediate family member who was an executive officer, of a company that made payments to or received payments from Care in an amount per year in excess of the greater of $1 million or 2% of such company’s consolidated gross revenues during the preceding three (3) years.
          Our Definition of Independent Director is included as Appendix A to this Form 10-K/A. Our Board of Directors has affirmatively determined, based upon its review of all relevant facts and circumstances, that each of the following directors has no direct or indirect material relationship with us and is independent under our Definition of an Independent Director: Messrs. Besecker, Houlihan, Ilany, and Twiford. If Care’s securities become listed for trading on any exchange, the foregoing criteria may be replaced, if necessary, by the requirements in such exchange’s rules applicable to companies listed for trading on such exchange.
Audit Committee
          Our Board of Directors has established an audit committee that meets the definition provided by Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The Audit Committee is comprised of three (3) of our independent directors: Messrs. Houlihan, Ilany and Twiford. In addition to satisfying our definition of independence, our Audit Committee members satisfy the definition of independence imposed by Rule 10A-3 under the Securities Exchange Act of 1934, as amended. Mr. Houlihan chairs the committee and has been determined by our Board of Directors to be an “audit committee financial expert” as that term is defined in the Securities Exchange Act of 1934, as amended.
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

AUDIT COMMITTEE REPORT
     The Audit Committee oversees our financial reporting process on behalf of our Board of Directors, in accordance with our Audit Committee Charter, which was approved in 2007 and amended in 2010. Management has the primary responsibility for the preparation and presentation and integrity of our financial statements and has represented to the Audit Committee that such financial statements were prepared in accordance with generally accepted accounting principles. In fulfilling its oversight responsibilities, our Audit Committee reviewed the audited financial statements in the Annual Report on Form 10-K for the year ended December 31, 2010 with management, including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments and the clarity of disclosures in the financial statements.
     Our Audit Committee reviewed with our independent auditors, who are responsible for auditing our financial statements and for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States, their judgment as to the quality, not just the acceptability, of our accounting principles and such other matters as are required to be discussed with the Audit Committee under Auditing Standards No. 114, Communication with Audit Committees (which supersedes Statement on Auditing Standards No. 61, as amended). Our independent auditors also provided to the Audit Committee the written disclosures required by the applicable requirements of the Public Company Accounting Oversight Board relating to the independent accountant’s communications with the Audit Committee concerning independence. In addition, the Audit Committee has discussed with our independent auditors the auditors’ independence from both management and our Company.
     Our Audit Committee discussed with our independent auditors the overall scope and plans for their audit. Our Audit Committee met with our independent auditors, with and without management present, to discuss the results of their examinations, and the overall quality of our financial reporting.
     In reliance on the reviews and discussions referred to above, our Audit Committee recommended to our Board of Directors that the audited financial statements be included in the Annual Report on Form 10-K for the year ended December 31, 2010 for filing with the SEC.
Submitted by our Audit Committee
William A. Houlihan (Chairman)
Jonathan Ilany
J. Rainer Twiford

EXECUTIVE COMMITTEE AND EXECUTIVE OFFICERS
Executive Committee
               Our Board of Directors, in August 2010, appointed an Executive Committee comprised of Michael G. Barnes, the Chairman of our Board of Directors, and Geoffrey N. Kauffman, the Vice Chairman of our Board of Directors, and delegated authority to the Executive Committee to implement the policies of the Company, as determined by the Board of Directors, to manage the Company’s day-to-day business, operations, activities and affairs, including participating in the review of the Company’s acquisition opportunities, portfolio management, financing opportunities and forecasting and capital budgeting. Mr. Riso joined the Executive Committee in November 2010 following his appointment to our Board of Directors.
               The biographies for Mr. Barnes, Mr. Kauffman and Mr. Riso are included above under ITEM 10 on Pages 4 and 5. Directors, Executive Officers and Corporate Governance.
Executive Officers
               Salvatore (Torey) V. Riso, Jr. has served as our President and Chief Executive Officer since December 2009. Our Board of Directors appointed Steven M. Sherwyn as our new Chief Financial Officer and Treasurer in November 2010. Mr. Riso’s and Mr. Sherwyn’s initial terms will end December 31, 2013 after which time their contracts shall extend through automatic one-year renewals, unless either party gives at least 90 days prior written notice of nonrenewal.
               The following sets forth biographical information regarding Steven M. Sherwyn as of April 28, 2011. The biography for Mr. Riso is included above under ITEM 10 on Page 5. Directors, Executive Officers and Corporate Governance.
     Steven M. Sherwyn, age 50, was appointed to serve as our Chief Financial Officer and Treasurer on November 4, 2010. Mr. Sherwyn has over 24 years of finance, legal and real estate experience. Mr. Sherwyn served as a director, senior director and managing director of Hypo Real Estate Capital Corp. from 2004 to 2006, 2006 to 2007 and 2007 to 2008, respectively. He also served as chief financial officer and treasurer for Quadra Realty Trust, a real estate investment trust, from 2007 to 2008. Finally, Mr. Sherwyn served as chief financial officer for Galiot Capital Corporation from 2008 to 2009 and chief financial officer of Western Asset Mortgage Capital Corporation in 2009, both real estate investment trusts. Mr. Sherwyn is a graduate of The Wharton School of the University of Pennsylvania with a B.S. in economics. Mr. Sherwyn also received a J.D. from Stanford University Law School and an LL.M. in taxation from New York University Law School.
CORPORATE GOVERNANCE
Code of Business Conduct, Code of Ethical Conduct and Board Committee Charters
     Our Board of Directors has adopted a Code of Business Conduct and a Code of Ethical Conduct that applies to our directors, executive officers and other employees. The Code of Business Conduct and Code of Ethical Conduct were designed to assist our directors, executive officers and other employees in complying with the law, resolving moral and ethical issues that may arise and in complying with our policies and procedures. Among the areas addressed by the Code of Business Conduct and Code of Ethical Conduct are compliance with applicable laws, conflicts of interest, use and protection of our Company’s assets, confidentiality, communications with the public, accounting matters, record keeping and discrimination and harassment. We will provide to any person without charge, upon request, a copy of the Code of Business Conduct and Code of Ethical Conduct. You may request a copy of the Code of Business Conduct and Code of Ethical Conduct by sending a written communication by U.S. mail or overnight delivery to the following address c/o Steven M. Sherwyn, Chief Financial Officer and Treasurer, at Care Investment Trust Inc., 780 Third Avenue, 21st Floor, New York, New York 10017.
Corporate Governance Documents Available at Our Website
     We are committed to operating our business under strong and accountable corporate governance practices. You are encouraged to visit the corporate governance section of our corporate website at http://www.carereit.com to view or to obtain copies of the respective charters of our Audit Committee and Compensation, Nominating and

Governance Committee (the “CNG Committee”), our Code of Business Conduct, Code of Ethical Conduct, Corporate Governance Guidelines and our Definition of an Independent Director.
Communications with our Board of Directors
     We have a process by which stockholders and/or other parties may communicate with our Board of Directors, our independent directors as a group or our individual directors. Any such communications may be sent to our Board by U.S. mail or overnight delivery and should be directed to the Board of Directors, a Committee, the independent directors as a group, or an individual director, c/o Steven M. Sherwyn, Chief Financial Officer and Treasurer, at Care Investment Trust Inc., 780 Third Avenue, 21st Floor, New York, New York 10017, who will forward such communications on to the intended recipient. Any such communications may be made anonymously. In addition, stockholder communications can be directed to the Board by calling the Care hotline listed on our website.
Executive Sessions of Independent Directors
     In accordance with our Corporate Governance Guidelines, the independent directors serving on our Board of Directors have an opportunity to meet in executive session at the end of each regularly scheduled Board meeting without the presence of any non-independent directors or other persons who are part of our management. The executive sessions are chaired by Mr. Besecker, the lead independent director. Interested parties may communicate directly with the presiding director or non-management directors as a group through the process set forth above under “Communications with our Board of Directors.”

ITEM 11. Executive Compensation.
COMPENSATION DISCUSSION AND ANALYSIS
Overview
     In the discussion that follows, we provide an overview and analysis of our compensation programs and policies, the material compensation decisions we have made under those programs and policies with respect to our current executive officers and the material factors that we considered in making those decisions. Following this Compensation Discussion and Analysis, beginning on Page 16 are a series of tables containing specific data about the compensation paid to our executive officers in 2010.
Executive Overview and Compensation Program Objectives
               In November 2010, we transitioned from an externally managed REIT to a REIT with a hybrid structure, including internal management and a Services Agreement with TREIT Management LLC (“TREIT”) (as more fully described under Item 13 below), which is an affiliate of Tiptree Capital Management, LLC (“Tiptree Capital”), by which Tiptree Financial Partners, L.P. (“Tiptree”), our largest shareholder, is externally managed. Prior to this transition, we had no employees and were managed by CIT Healthcare LLC. Of our current executive officers, Salvatore (Torey) V. Riso, Jr., our Chief Executive Officer, was employed by an affiliate of our former manager, while our Chief Financial Officer, Steven M. Sherwyn, joined us in a formal capacity after the transition from CIT Healthcare, and thus we did not pay any cash compensation to our executive officers in such capacity while we were managed by CIT Healthcare. In November 2010, in conjunction with the termination of CIT Healthcare as our external manager and our transition from an externally managed REIT to a REIT with a hybrid structure, including internal management and a Services Agreement with TREIT, we entered into employment agreements with our Chief Executive Officer, Mr. Riso and our Chief Financial Officer, Mr. Sherwyn (the “Employment Agreements”), which were approved by our CNG Committee, which consists of four of the members of our Board of Directors (the “Board”), all of whom are independent.
               Due to our recent transition into an internally managed REIT, part of our compensation objective is to provide compensation packages that take into account the level of responsibility and scope of duties of each of our executive officers consistent with an internally managed structure. In addition, the compensation packages are designed to achieve our goals of promoting financial and operational success by attracting, motivating and facilitating the retention of key employees with outstanding talent and ability. The compensation packages are also intended to reward the achievement of specific short and long-term strategic goals that are tied to creating stockholder value.
               Our 2010 executive compensation packages consisted of two components, which were designed to be consistent with our compensation objectives: (i) base salary and (ii) incentive payment. Because our executive officers were only employed by the Company for two months in 2010, the 2010 executive compensation packages did not include a performance based cash or equity bonus. We did, however, pay our executive officers a one time incentive payment, as discussed below on Page 12.
               In structuring the 2010 executive compensation packages, the Board and the CNG Committee focused primarily on our policy of attracting and retaining executive officers with outstanding abilities who could manage our Company effectively. Thus, the Board and CNG Committee designed the 2010 base salaries to be competitive in the marketplace based on the executive officers’ levels of skill and expertise. The incentive payments to Mr. Riso were designed to attract him to remain our President and Chief Executive Officer, which required him to leave his employment with an affiliate of our former manager, CIT Healthcare. The incentive payments to Mr. Sherwyn were designed to attract him to join our Company as Chief Financial Officer.
Compensation Methodology
               The CNG Committee is responsible for reviewing, evaluating and approving the performance and compensation of the Chief Executive Officer as well as recommending to the Board the compensation of our Chief Financial Officer. The CNG Committee reviewed the executive compensation structure developed in conjunction with our transition from an externally managed REIT to a REIT with a hybrid structure (including internal management and a Services Agreement with TREIT) and authorized the negotiation of the Employment Agreements by the Executive Committee of our Board (which at the time was comprised of Michael G. Barnes, the Chairman, and Geoffrey N. Kauffman, the Vice Chairman) and ultimately approved the Employment Agreements. Since then,

Mr. Riso has become a member of the Executive Committee. The Employment Agreements entered into between us and our executive officers established the executive compensation packages for 2010.
               In structuring the compensation packages for 2010, the CNG Committee was presented with compensation data for executives at a peer group of other Healthcare REITs, with positions and responsibilities comparable to those held by our executive officers to help them consider a competitive level of executive compensation, which consisted of the following companies:

HCP, Inc.	Omega Healthcare Investors, Inc.
Ventas, Inc.	Medical Properties Trust, Inc.
Health Care REIT, Inc.	National Health Investors, Inc.
Nationwide Health Properties, Inc.	LTC Properties, Inc.
Healthcare Realty Trust Incorporated	Cogdell Spencer Inc.
Senior Housing Properties Trust	Universal Health Realty Income Trust
               This data consisted of base salary, cash bonus and equity award information, as well as total direct compensation paid by each of the peer companies as reflected in their proxy statements. Although the CNG Committee reviewed compensation data for executives at the peer companies with positions comparable to those held by our executive officers, the CNG Committee did not benchmark to a particular percentile or specific performance metric, but rather used the peer group information to help guide its compensation decisions.
               As discussed above, a key priority for us is to attract, retain and motivate a top quality management team. In order to attract a high caliber management team, the compensation packages offered must be competitive within the Healthcare REIT market, as well as reflective of the executive’s level of skill and expected contributions. The 2010 compensation packages for Mr. Riso and Mr. Sherwyn were the result of the CNG Committee’s understanding of the expected contributions in connection with the retention of Mr. Riso and the recruitment of Mr. Sherwyn, and the executive officers’ level of skill and compensation paid to similar positions within the peer group.
Executive Compensation Program Elements
               Base Salary: Base salary is intended to reward core competence in the executive officers’ roles relative to their skill and experience and is intended to be competitive to amounts paid to executive officers of other Healthcare REITs. Following the termination of CIT Healthcare as our external manager and our transition from an externally managed REIT to a REIT with a hybrid structure, including internal management and a Services Agreement with TREIT, from November 16, 2010, until December 31, 2010, Mr. Riso received a base salary of $225,000 per annum (pro-rated for the partial calendar year); and from November 1, 2010 until November 30, 2010 and from December 1, 2010 until December 31, 2010, Mr. Sherwyn received $150,000 and $200,000 per annum, respectively (pro-rated for the partial calendar year). Mr. Sherwyn also served as a consultant to the Company from September 14, 2010 through October 31, 2010 while the Company was still externally managed by CIT Healthcare. During this period, he received total cash compensation of $20,194 related to consulting fees for services rendered.
               Incentive Payment: As a part of our 2010 executive compensation packages, one-time cash and equity grants were awarded to our executive officers. As discussed above, these incentive payments were intended to assist in retaining Mr. Riso as our Chief Executive Officer, which required him to leave his employment with CIT Group, and recruit Mr. Sherwyn to join our Company as Chief Financial Officer. The one-time cash and equity grants included the following: for Mr. Riso, (i) a $100,000 cash payment and (ii) a grant of 42,105 shares, with a then-current market value of approximately $200,000; and for Mr. Sherwyn, a grant of 10,000 shares, with a then-current market value of $47,500.
2011 Executive Compensation Program
               Unlike our 2010 executive compensation packages, our 2011 packages will consist of three components, which are designed to be consistent with our compensation objectives: (i) base salary; (ii) annual cash performance bonus; and (iii) annual equity performance bonus, which are long-term equity incentive compensation awards.
               In structuring the 2011 executive compensation packages, the Board and the CNG Committee considered how each component promotes retention and motivates performance. Some of the compensation elements, such as base salaries and annual cash performance bonuses, are paid out on a short-term or current basis. Other elements, such as the annual equity performance bonuses are subject to multi-year vesting schedules, and are paid out over a longer-term basis. We believe this mix of short- and long-term elements allows us to achieve our goals of attracting, retaining and motivating our top executives. Additionally, to emphasize performance-based compensation, the compensation packages are designed so that a substantial portion of the cash-based compensation may be earned through an annual cash bonus that is dependent on each of our executive officers’ performance and the performance of the Company as a whole.
               Base Salary: As discussed above, base salary is intended to reward core competence in our executive officers’ roles relative to their skill, experience and contributions to our Company and competitive to amounts paid to executive officers of other Healthcare REITs. In 2011, Mr. Riso will receive a base salary of $250,000 and Mr. Sherwyn will receive a base salary $200,000.
               Annual Cash Performance Bonus: Annual cash bonuses are primarily intended to motivate executive officers to achieve specific operational and financial objectives. Beginning in 2011, the Employment Agreements provide for an annual bonus that, in 2011, could range from $200,000 to $300,000 for Mr. Riso and from $100,000 to $200,000 for Mr. Sherwyn if certain performance Threshold, Target and Maximum targets that will be established by the CNG Committee are reached.
               Annual Equity Performance Bonus: Annual equity bonuses are long-term compensation awards designed to align the interests of our executive officers with those of our stockholders. The equity awards granted to our executive officers are generally subject to time-based vesting requirements designed to promote the retention of management and are intended to align the long-term performance and interests of management to that of our shareholders. Beginning in 2011, the Employment Agreements provide for an annual equity performance bonus that, in 2011, could range in value from $125,000 to $375,000 for Mr. Riso and from $150,000 to $250,000 for Mr. Sherwyn if certain performance Threshold, Target and Maximum targets that will be established by the CNG Committee are reached. These long-term equity incentive compensation awards may consist of restricted stock, stock options, stock appreciation rights or other types of equity bonus awards, as determined by the CNG Committee and awarded pursuant to the 2007 Care Investment Trust Inc. Equity Plan (the “Equity Plan”) or any other equity incentive plan in effect at the time.
Retirement Plans
     Our executive officers and other members of our Company are eligible to participate in a 401(k) plan up to the maximum amount permitted under the Internal Revenue Code of 1986, as amended, or the Code.
Termination and Change-in-Control Arrangements
     Under the Employment Agreements, the current executive officers are entitled to payments and benefits upon the occurrence of specified events including termination of employment. The specific terms of these arrangements are discussed under the heading “Potential Payments Upon Termination or Change in Control” on Page 20. The terms of these arrangements were negotiated as a part of the Employment Agreements and were considered reasonable in light of our intention to retain Mr. Riso and recruit Mr. Sherwyn to join our Company.
Equity Compensation
     Our CNG Committee, may, from time to time, grant equity awards pursuant to our Equity Plan that is designed to align the interests of our executive officers with those of our stockholders, by allowing our executive officers to share in the creation of value for our stockholders through stock appreciation and dividends. The equity awards granted to our executive officers are generally subject to time-based vesting requirements designed to promote the retention of management and to achieve strong performance for our Company. These awards further provide flexibility to us in our ability to attract, motivate and retain talented individuals. The Company did not grant any equity awards to any of its executive officers in 2010, however several grants vested during 2010. A more detailed discussion of the Equity Plan and the grants that vested during 2010 is included under the heading “Narrative to Summary Compensation Table for 2010 and Grants of Plan-Based Awards Table For 2010—Equity Compensation” beginning on Page 17 below.
Policy with Respect to Section 162(m)
     Section 162(m) of the Code generally disallows public companies a tax deduction for compensation in excess of $1,000,000 paid to their chief executive officers and certain of their other executive officers unless certain performance and other requirements are met. Our intent generally is to design and administer executive compensation programs in a manner that will preserve the deductibility of compensation paid to our executive officers, and we believe that a substantial portion of our current executive compensation program satisfies the requirements for exemption from the $1,000,000 deduction limitation. However, we reserve the right to design programs that recognize a full range of performance criteria important to our success, even where the compensation paid under such programs may not be deductible. The CNG Committee will continue to monitor the tax and other consequences of our executive compensation program as part of its primary objective of ensuring that compensation paid to our executive officers is reasonable, performance-based and consistent with the goals of our Company and its stockholders.
     Interpretation of and changes in the tax laws and other factors beyond the CNG Committee’s control may affect the deductibility of certain compensation payments. The CNG Committee will consider various alternatives to preserve the deductibility of compensation payments and benefits to the extent reasonably practicable and to the extent consistent with its other compensation objectives.
Analysis of Risk in Compensation Program
               The structure of our Company’s compensation program is designed to discourage our executive officers from engaging in unnecessary and excessive risk taking. The compensation program is structured to focus our executive officers’ attention on financial and operating results in the near term and also to the creation of stockholder value over the long term. Our CNG Committee and Board of Directors considered the current risk profile of our Company’s 2010 compensation packages when approving them and will continue to do so as they further develop the 2011 compensation packages. In regard to the 2011 compensation packages, the CNG Committee will note ways in which risk is effectively managed or mitigated, including whether there is a balanced mix of the near term and long term elements that will comprise our 2011 compensation packages, whether there are varied performance metrics in our executive officers’ annual cash and equity performance bonuses and whether the CNG Committee has the ability to employ discretion when awarding annual and long-term incentive compensation. Accordingly, we believe that our compensation program (i) promotes behavior that is focused on the achievement of financial and operating metrics and supports sustainable value creation for our stockholders and (ii) is not reasonably likely to have a material adverse effect on the Company.

COMPENSATION, NOMINATING AND GOVERNANCE COMMITTEE REPORT
     Our CNG Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, our Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K/A.
Submitted by our CNG Committee
Flint D. Besecker (Chairman)
William A. Houlihan
Jonathan Ilany
J. Rainer Twiford

EXECUTIVE COMPENSATION
Summary Compensation
     The following table sets forth information regarding the compensation paid to our named executive officers by us in 2010, 2009 and 2008.
Summary Compensation Table

		Salary	Cash Bonus	Stock Awards(1)	Total
Name and Principal Position	Year	($)	($)	($)	($)
Salvatore (Torey) V. Riso, Jr.(2)	2008	$—	$—	$18,058	$18,058
President and Chief Executive Officer	2009	—	—	149,933	149,933
	2010	28,125	100,000	290,000	418,125
Steven M. Sherwyn(3) Chief Financial Officer and Treasurer	2010	29,167	—	47,500	76,667
Paul F. Hughes (4)	2009	—	—	110,131	110,131
Chief Financial Officer and Treasurer	2010	—	—	54,000	54,000

(1)	Amounts recognized by the Company for financial statement reporting purposes in the fiscal years ended December 31, 2010, December 31, 2009 and December 31, 2008. For more information about equity grants, see Footnote 14 to our Consolidated Financial Statements in our Annual Report on Form 10-K for each of the years ended December 31, 2010, 2009 and 2008. In accordance with SEC rules, estimates of forfeitures related to service-based conditions have been disregarded.

(2)	On December 10, 2009, Mr. Riso was awarded a performance share award with a Threshold, Target and Maximum award of 2,500, 5,000 and 10,000 shares, respectively. The grant date fair value of the award assuming the achievement of the highest level of performance is $79,800. On February 23, 2010, our Board amended the performance share awards. See “Executive Compensation — Performance Share Awards to Mr. Riso and Mr. Hughes” on Page 18 for more information on the amendment. On August 12, 2010, under the terms of the performance share award and our Equity Plan, the performance share award issued to Mr. Riso vested in connection with shareholder approval of the change of control to Tiptree Financial Partners, L.P., and Mr. Riso achieved the maximum award of 10,000 shares. The stock award in the table above also includes 42,105 shares issued to Mr. Riso on January 3, 2011 as per the terms of his employment agreement which had a grant date fair value of $200,000 and was recognized by the Company as compensation expense for the fourth quarter in 2010. The salary portion of Mr. Riso’s compensation represents cash compensation earned from November 15, 2010 to December 31, 2010 subsequent to Care’s transition into an internally-managed company. The 2010 bonus represents a $100,000 one-time cash payment made to Mr. Riso on January 3, 2011 as per the terms of his employment agreement.

(3)	Mr. Sherwyn was appointed Chief Financial Officer and Treasurer of the Company on November 4, 2010 and thus was not an executive officer in 2008 or 2009. The stock award in the table above includes 10,000 shares issued to Mr. Sherwyn on January 3, 2011 as per the terms of his employment agreement which had a grant date fair value of $47,500 and was recognized by the Company as compensation expense for the fourth quarter in 2010. The salary portion of Mr. Sherwyn’s compensation in the table above represents cash compensation earned from November 1, 2010 to December 31, 2010 subsequent to Care’s transition to its new management structure. Mr. Sherwyn also served as a consultant to the Company from September 14, 2010 through October 31, 2010 while the Company was still externally managed by CIT Healthcare. During this period, he received total cash compensation of $20,194 related to consulting fees for services rendered.

(4)	Mr. Hughes was appointed Chief Financial Officer and Treasurer of the Company on March 16, 2009 and resigned on November 4, 2010 and thus was not an executive officer in 2008. On December 10, 2009, Mr. Hughes was awarded a performance share award with a Threshold, Target and Maximum award of 1,500, 3,000 and 6,000 shares, respectively. The grant date fair value of the award assuming the highest level of performance was $47,880. On February 23, 2010, our Board amended the performance share awards. See “Executive Compensation — Performance Share Awards to Mr. Riso and Mr. Hughes” on Page 18 for more information on the amendment. On August 12, 2010, under the terms of the performance share award and our Equity Plan, the performance share award issued to Mr. Hughes vested in connection with shareholder approval of the change of control to Tiptree Financial Partners, L.P., and Mr. Hughes achieved the maximum award of 6,000 shares.

Grants of Plan-Based Awards
     The following table sets forth information about awards granted to our named executive officers by us during the fiscal year ended December 31, 2010.
Grants of Plan-Based Awards Table

All Other
						Stock Awards:		Grant Date
						Number of	Market	Fair Value of
			Estimated Future Payouts Under			Shares of	Price on	Stock and
			Equity Incentive Plan Awards			Stock or	Grant	Option
	Grant		Threshold	Target	Maximum	Units	Date	Awards
Name	Date		(#)	(#)	(#)	(#)	($/Sh)	($)
Salvatore (Torey) V. Riso, Jr.	—	(1)	—	—	—	—	—	—

Steven M. Sherwyn	—	(2)	—	—	—	—	—	—

Paul F. Hughes	—		—	—	—	—	—	—

(1)	On January 3, 2011, as per the terms of his employment agreement, the Company issued 42,105 shares to Mr. Riso which had a grant date fair value of $200,000 and was recognized by the Company as compensation expense for the fourth quarter in 2010.

(2)	On January 3, 2011, as per the terms of his employment agreement, the Company issued 10,000 shares to Mr. Sherwyn which had a grant date fair value of $47,500 and was recognized by the Company as compensation expense for the fourth quarter in 2010.
Narrative to Summary Compensation Table for 2010 and Grants of Plan-Based Awards Table for 2010
               The following discussion is intended to be read as a supplement to (i) the “Summary Compensation Table” and the “Grants of Plan-Based Awards Table” as well as the footnotes to such tables and (ii) the disclosure under the caption “Compensation Discussion and Analysis” above. Accordingly, the following discussion should be read in conjunction with such other disclosures.
               Employment Agreements
               Beginning in November 2010 in conjunction with our transition from an externally managed REIT to a REIT with a hybrid structure, including internal management and a Services Agreement with TREIT, we entered into employment agreements with each of our executive officers. We have summarized the material terms of these executive employment agreements under the caption “Compensation Discussion and Analysis” beginning on page 11 above and “Executive Compensation — Potential Payments Upon Termination or Change in Control” beginning on page 20 below.
               Equity Compensation
               Our CNG Committee, may, from time to time, grant equity awards designed to align the interests of our executive officers with those of our stockholders, by allowing our executive officers to share in the creation of value for our stockholders through stock appreciation and dividends. The equity awards granted to our executive officers are generally subject to time-based vesting requirements designed to promote the retention of management and to achieve strong performance for our Company. These awards further provide flexibility to us in our ability to attract, motivate and retain talented individuals. Our Equity Plan provides for the issuance of equity-based awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock awards and other awards based on our common stock that may be made by us to our directors and officers and to our other employees and advisors and consultants who are providing services to the Company as of the date of the grant of the award. Shares of common stock issued to our independent directors with respect to their annual retainer fees are also issued under this plan.
               Our Board of Directors has delegated its administrative responsibilities under the Equity Plan to our CNG Committee. In its capacity as plan administrator, the CNG Committee has the authority to make awards to eligible directors, officers, employees, advisors and consultants, and to determine what form the awards will take and the terms and conditions of the awards. Grants of equity-based or other compensation to our chief executive officer must also be approved by the independent members of our Board.
               The following grants were made in January 2011 to our current executive officers but were recognized as compensation by the Company in 2010:
               Special Incentive Grant to Mr. Riso and Mr. Sherwyn
               On January 3, 2011 as per the terms of his employment agreement which was executed as part of Care’s transition from an externally managed REIT to a REIT with a hybrid structure, including internal management and a Services Agreement with TREIT, Mr. Riso received 42,105 shares which had a grant date fair value of $200,000 and was recognized by the Company as compensation expense for the fourth quarter in 2010.
               On January 3, 2011 as per the terms of his employment agreement which was executed as part of Care’s transition from an externally managed REIT to a REIT with a hybrid structure, including internal management and a Services Agreement with TREIT, Mr. Sherwyn received 10,000 shares which had a grant date fair value of $47,500 and was recognized by the Company as compensation expense for the fourth quarter in 2010.
               The Company did not grant any equity awards to any of its executive officers in 2010, however the grants described below vested during 2010:
               Special Equity Grant to Mr. Riso and Mr. Hughes
               On March 12, 2009, our Board of Directors approved a special grant of 10,486 restricted stock units to Mr. Riso. The award was structured to vest in four equal installments beginning on the first anniversary of the grant date (March 12, 2010). Our Board of Directors granted the award to Mr. Riso, which had a grant date fair value of $62,497 based on our closing stock price on March 12, 2009 of $5.96 per share, to recognize Mr. Riso’s continued service to the Company. On January 28, 2010, under the terms of our Equity Plan, these restricted stock units, in addition to 12,210 restricted stock units previously issued to Mr. Riso, vested in connection with shareholder approval of the Company’s Plan of Liquidation.
               On May 7, 2009, our Board of Directors approved a special grant of 13,333 restricted stock units to Mr. Hughes. The award was structured to vest in four equal installments beginning on the first anniversary of the grant date (May 7, 2010). Our Board of Directors granted the award to Mr. Hughes, which had a grant date fair market value of $66,265 based on our closing stock price on May 7, 2009 of $4.97 per share, to recognize Mr. Hughes’s service to our company as the new chief financial officer and treasurer. On January 28, 2010, under the terms of our Equity Plan, these restricted stock units vested in connection with shareholder approval of the Company’s Plan of Liquidation.
               Performance Share Awards to Mr. Riso and Mr. Hughes
               On December 10, 2009, our Board of Directors awarded Mr. Riso and Mr. Hughes performance share awards with target levels of 5,000 and 3,000, respectively. These awards were amended and restated on February 23, 2010, such that the awards were triggered upon the execution, during 2010, of one or more of the following transactions that results in a return of liquidity to our stockholders within the parameters expressed in the agreement: (i) a merger or other business combination resulting in the disposition of all of the issued and outstanding equity securities of the Company; (ii) a tender offer made directly to our stockholders either by us or a third party for at least a majority of our issued and outstanding common stock; or (iii) the declaration of aggregate distributions by our Board equal to or exceeding $8.00 per share. If the net proceeds were less than $7.50 per share, each individual would receive 50% of their respective target awards. If the net proceeds were greater than or equal to $7.50 per share and less than or equal to $7.99 per share, each individual would receive his respective target award. If the net proceeds were equal to or exceeded $8.00 per share, each individual would receive 200% of his respective target award. Each performance share award would accrue any distributions declared during the award period without duplication.
               On August 12, 2010, under the terms of the performance share award and our Equity Plan, the performance share award issued to Mr. Riso and Mr. Hughes vested in connection with shareholder approval in connection with the Tiptree transaction, and Mr. Riso and Mr. Hughes achieved the maximum award of 10,000 shares and 6,000 shares, respectively.

               Compensation Mix
               As discussed in more detail in the section “Compensation Discussion and Analysis” beginning on Page 11 above, in 2010, our compensation program was comprised of the following two elements: (i) base salary and (ii) initial payment. The base salary awarded to the executive officers in 2010 was set at a level that was competitive based on the executive officers’ level of skill and experience. The initial payments were provided as a means of incentivizing Mr. Riso to remain our Company’s Chief Executive Officer and as a means of attracting Mr. Sherwyn to join our Company.
               Performance bonuses were not included in the 2010 executive compensation packages because the executive officers were only employees of our Company for two months in 2010, which was not a sufficient amount of time to determine whether a performance award was justifiable. Beginning in 2011, the executive compensation packages will include an annual cash bonus and an annual equity bonus. In implementing these performance bonuses in 2011, the CNG Committee will seek to achieve an appropriate balance among these elements to incentivize our executive officers to focus on financial and operating results in the near term and the creation of stockholder value over the long term.
Outstanding Equity Awards at Fiscal Year End
     There were no Care equity awards outstanding as of December 31, 2010, which is the end of our Company’s fiscal year.
Option Exercises and Stock Vested
     We have not granted any stock options. Certain stock awards and restricted stock unit and performance share awards issued to our named executive officers, as further described in “Equity Compensation” on Page 13, vested during the fiscal year ended December 31, 2010 and are set forth in the table below.
Option Exercises and Stock Vested Table

	Stock Awards
	Number of Shares
	Acquired on	Value Realized on
	Vesting	Vesting
Name	(#)	($)
Salvatore (Torey) V. Riso, Jr. (1)	74,801	$477,469
Steven M. Sherwyn (2)	10,000	47,500
Paul F. Hughes (3)	19,333	164,131

(1)	On January 28, 2010, under the terms of our Equity plan, 22,696 restricted stock units previously issued to Mr. Riso vested in connection with shareholder approval of the Company’s Plan of Liquidation. On December 10, 2009, Mr. Riso was awarded a performance share award with a Threshold, Target and Maximum award of 2,500, 5,000 and 10,000 shares, respectively. The grant date fair value of the award assuming the achievement of the highest level of performance is $79,800. On February 23, 2010, our Board amended the performance share awards. See “Executive Compensation — Performance Share Awards to Mr. Riso and Mr. Hughes” on Page 18 for more information on the amendment. On August 12, 2010, under the terms of the performance share award and our Equity Plan, the performance share award issued to Mr. Riso vested in connection with shareholder approval of the change of control to Tiptree

Financial Partners, L.P., and Mr. Riso achieved the maximum award of 10,000 shares. Included as part of the stock which vested during 2010 in the table above is 42,105 shares issued to Mr. Riso on January 3, 2011 as per the terms of his employment agreement which had a grant date fair value of $200,000 and was recognized by the Company as compensation expense for the fourth quarter in 2010.

(2)	Included as part of the stock which vested during 2010 in the table above is 10,000 shares issued to Mr. Sherwyn on January 3, 2011 as per the terms of his employment agreement which had a grant date fair value of $47,500 and was recognized by the Company as compensation expense for the fourth quarter in 2010.

(3)	On January 28, 2010, under the terms of our Equity plan, 13,333 restricted stock units previously issued to Mr. Hughes vested in connection with shareholder approval of the Company’s Plan of Liquidation. On December 10, 2009, Mr. Hughes was awarded a performance share award with a threshold, target and maximum award of 1,500, 3,000 and 6,000 shares, respectively. The grant date fair value of the award assuming the highest level of performance was $47,880. On February 23, 2010, our Board amended the performance share awards. See “Executive Compensation — Performance Share Awards to Mr. Riso and Mr. Hughes” on Page 18 for more information on the amendment. On August 12, 2010, under the terms of the performance share award and our Equity Plan, the performance share award issued to Mr. Hughes vested in connection with shareholder approval of the change of control to Tiptree Financial Partners, L.P., and Mr. Hughes achieved the maximum award of 6,000 shares.
Pension Benefits
     Our named executive officers received no benefits in fiscal year 2010 from us under defined pension or defined contribution plans.
Nonqualified Deferred Compensation
     Our Company does not have a nonqualified deferred compensation plan that provides for deferral of compensation on a basis that is not tax-qualified for our named executive officers.
Other Plans, Perquisites and Benefits
          With limited exceptions, the compensation committee’s policy is to provide benefits to executive officers that are substantially the same as those offered to other officers and employees of our company at or above the level of vice president. In 2010, we did not provide our executive officers with any perquisites or personal benefits.
Potential Payments Upon Termination or Change in Control
               Severance and Other Benefits Upon Termination of Employment
          We have provided our executive officers with employment contracts that provide certain benefits depending on the circumstances surrounding their termination of employment with us. In addition to the benefits described below, upon termination of employment with us, the executive officer is generally entitled to amounts or benefits earned or accrued during the term of employment, including earned but unpaid salary. We have calculated the amount of any potential payments as if the termination occurred on December 31, 2010 and therefore used the closing price of our common stock as reported on the OTCQX on December 31, 2010, the last trading day of 2010.
          As described above under “Description of Employment Agreements,” the employment agreements we have with our current executive officers provide for payments of severance and other benefits upon termination of employment.
          If the executive officers’ employment is terminated for any reason (including the Company’s notice not to renew the Employment Period), except for a termination due to the expiration of the term of employment, by us for cause, a voluntary resignation without a good reason or on account of death or disability, the executive officers will be entitled to the following (collectively, the “Accrued Obligations”): (i) Base Salary (at the rate in effect at the time notice of termination is given) through the date of termination to the extent theretofore unpaid, (ii) the value of any vacation days earned but unused through the date of termination, and (iii) reimbursement for all business expenses properly incurred in accordance with Company policy prior to the date of termination and not yet reimbursed by the Company. The executive officer shall also be entitled to (i) the greater of (1) 12 months or (2) the number of whole months between the termination date and February 1, 2013 of such executive officer’s base salary at the rate in effect at the time of termination; (ii) health benefits until the earlier of (1) the 12 month anniversary of the date of termination and (2) the date upon which executive receives similar health benefits or is eligible to receive them from a subsequent employer; (iii) full vesting of the Company’s equity awards as of the termination date and (d) continuing exercisability of all stock options and stock appreciation rights for the lesser of (1) 12 months after the date of termination or (2) the remainder of their term.
     If our executive officers’ employment terminates on account of death or disability, the executive officers or their estates shall be entitled to the following: (i) the Accrued Obligations; (ii) a pro-rated Annual Cash Bonus and Annual Equity Bonus based upon the number of days in the year of termination through the date of termination relative to 365 days, assuming for such purposes the performance targets applicable to the Annual Cash Bonus and the Annual Equity Bonus have been satisfied at the Target Bonus Level for the year in which the date of termination occurs; (iii) health benefits for 12 months following the date of termination; (iv) full vesting of all Company equity awards as of the date of termination; and (v) continuing exercisability of all stock options and stock appreciation rights for the lesser of (1) 12 months after the date of termination or (2) the remainder of their term.
     If our executive officers are terminated due to the expiration of their term of employment, by us for cause or if our executive’s employment shall be terminated without Good Reason, the executive officers will be entitled to the Accrued Obligations and the Company shall have no additional obligations to the executive officers.
     In providing the estimated potential payments, we have made the following general assumptions in all circumstances where applicable:
•	The date of termination is December 31, 2010;

•	Executive officers are entitled to termination benefits, including those provided for in the 2010 employment agreements;

•	The annual base salaries at the time of termination is equal to the annual base salaries effective as of December 31, 2010;

•	There is no unpaid bonus for 2010;

•	There is no unused vacation time;

•	Our cost of continued healthcare benefits is constant over the benefit period;

•	There are no unvested shares under the Company’s equity awards; and

•	There is no unpaid reimbursement for expenses incurred prior to the date of termination.

Estimated Potential Payments upon Termination

		Expiration of
		Term and
		Termination by
		the Company for
		Cause or by
		Executive		Termination
		without Good	Termination by	Without Cause or
Executive Officer	Benefit	Reason	Death; Disability	for Good Reason
Salvatore (Torey) V. Riso, Jr.	Base Salary	$—	$—	$468,750
	Severance(1)	300,000	300,000	300,000
	Bonus Payment	—	—	—
	Vacation	—	—	—
	Healthcare	—	22,798	22,798
	Vesting of Stock	—	—	—
	Stock Options			—
	Business Expenses	—	—	—
	Total	$300,000	$322,798	$791,548

Steven M. Sherwyn	Base Salary	$—	$—	$416,667
	Severance(2)	47,500	47,500	47,500
	Bonus Payment	—	—	—
	Vacation	—	—	—
	Healthcare	—	22,798	22,798
	Vesting of Stock	—	—	—
	Stock Options
	Business Expenses	—	—	—
	Total	$47,500	$70,298	$486,965

(1)	The severance award in the table above includes 42,105 shares issued to Mr. Riso on January 3, 2011 as per the terms of his employment agreement entered into on November 4, 2010 which had a grant date fair value of $200,000 as well as a $100,000 one-time cash payment for 2010 made to Mr. Riso on January 3, 2011, such amounts as per the terms of his employment agreement.

(2)	The severance award in the table above includes 10,000 shares issued to Mr. Sherwyn on January 3, 2011 as per the terms of his employment agreement entered into on November 4, 2010 which had a grant date fair value of $47,500.
Plan of Liquidation
               On January 28, 2010, our stockholders approved a plan of liquidation, which was filed as Exhibit A to our definitive proxy statement filed on December 28, 2009. Pursuant to the terms of the restricted stock and restricted stock and performance share grant instruments and our Equity Plans, stockholder approval of the plan of liquidation resulted in the accelerated vesting of restricted stock and restricted stock and performance share awards.
               On March 12, 2009, our Board of Directors approved a special grant of 10,486 restricted stock units to Mr. Riso. The award was structured to vest in four equal installments beginning on the first anniversary of the grant date (March 12, 2010). Our Board of Directors granted the award to Mr. Riso, which had a grant date fair value of $62,497 based on our closing stock price on March 12, 2009 of $5.96 per share, to recognize Mr. Riso’s continued service to the Company. On January 28, 2010, under the terms of our Equity Plan, these restricted stock units, in addition to 12,210 restricted stock units previously issued to Mr. Riso, vested in connection with shareholder approval of the Company’s Plan of Liquidation.
               On May 7, 2009, our Board of Directors approved a special grant of 13,333 restricted stock units to Mr. Hughes. The award was structured to vest in four equal installments beginning on the first anniversary of the grant date (May 7, 2010). Our Board of Directors granted the award to Mr. Hughes, which had a grant date fair market value of $66,265 based on our closing stock price on May 7, 2009 of $4.97 per share, to recognize Mr. Hughes’s service to our company as the new chief financial officer and treasurer. On January 28, 2010, under the terms of our Equity Plan, these restricted stock units vested in connection with shareholder approval of the Company’s Plan of Liquidation.
Tiptree Transaction
               On March 16, 2010, we entered into a definitive purchase and sale agreement with Tiptree Financial Partners, L.P. (“Tiptree”) under which we agreed to sell newly issued common stock to Tiptree at $9.00 per share and to launch a cash tender offer for up to all of our outstanding common stock at $9.00 per share (the “Tiptree Transaction”). The Tiptree Transaction was approved by our stockholders on August 13, 2010, resulting in a change of control of the Company.
               On December 10, 2009, Mr. Riso was awarded a performance share award with a threshold, target and maximum award of 2,500, 5,000 and 10,000 shares, respectively. The grant date fair value of the award assuming the achievement of the highest level of performance is $79,800. On February 23, 2010, our Board amended the performance share awards. See “Executive Compensation — Performance Share Awards to Mr. Riso and Mr. Hughes” on Page 18 for more information on the amendment. On August 12, 2010, under the terms of the performance share award and our Equity Plan, the performance share award issued to Mr. Riso vested in connection with shareholder approval of the change of control to Tiptree and Mr. Riso achieved the maximum award of 10,000 shares.
               On December 10, 2009, Mr. Hughes was awarded a performance share award with a threshold, target and maximum award of 1,500, 3,000 and 6,000 shares, respectively. The grant date fair value of the award assuming the highest level of performance was $47,880. On February 23, 2010, our Board amended the performance share awards. See “Executive Compensation — Performance Share Awards to Mr. Riso and Mr. Hughes” on Page 18 for more information on the amendment. On August 12, 2010, under the terms of the performance share award and our Equity Plan, the performance share award issued to Mr. Hughes vested in connection with shareholder approval of the change of control to Tiptree, and Mr. Hughes achieved the maximum award of 6,000 shares.
DIRECTOR COMPENSATION
Director Compensation
     The following table sets forth information regarding the compensation paid to, and the compensation expense we recognized, with respect to our Board of Directors during the fiscal year ended December 31, 2010:
Director Compensation Table

	Fees Earned or Paid
	in Cash	Stock Awards	Total
Name	($)	($)(1)	($)
Flint D. Besecker(2)	$58,191	$360,276	$418,467
Gerald E. Bisbee, Jr., Ph.D.(3)	36,691	33,253	69,945
Alexandra Lebenthal(4)	7,778	8,260	16,038
Karen P. Robards(5)	36,691	33,253	69,945
J. Rainer Twiford(6)	54,424	38,996	93,420
Steven N. Warden(7)	0	0	0
Michael G. Barnes(8)	0	0	0
Geoffrey N. Kauffman(9)	0	0	0
Salvatore (Torey) V. Riso, Jr. (10)	0	0	0
William A. Houlihan(11)	15,331	5,743	21,073
Jonathan Ilany(12)	13,415	5,743	19,158

(1)	Amounts recognized by the Company for financial statement reporting purposes in the fiscal year ended December 31, 2010. See Footnote 14 to our Consolidated Financial Statements in our Annual Report on Form 10-K. In accordance with SEC rules, estimates of forfeitures related to service-based conditions have been disregarded. As discussed below, each independent director receives an annual retainer payable in cash and in unrestricted shares of our common stock. These unrestricted shares are granted in approximately equal amounts per quarter in arrears and are based on the closing price of our common stock on the last business day of each quarter. The grant date fair market value of our common stock as of the end of each of the fiscal quarters in 2010 were $8.92, $8.66, $5.00 and $4.75, respectively.

(2)	On January 28, 2010, under the terms of our Equity Plan, 29,000 shares of restricted stock and restricted stock units previously issued to Mr. Besecker vested in connection with shareholder approval of the Company’s Plan of Liquidation. On December 10, 2009, Mr. Besecker was awarded a performance share award with a threshold, target and maximum award of 2,500, 5,000 and 10,000 shares, respectively. The grant date fair value of the award assuming the achievement of the highest level of performance was $79,800. On February 23, 2010, our Board amended the performance share awards. See “Executive Compensation — Performance Share Awards to Mr. Riso and Mr. Hughes” for more information on the amendment. On August 12, 2010, under the terms of our Equity Plan, the performance share award issued to Mr. Besecker vested in connection with shareholder approval of the change of control to Tiptree Financial Partners, L.P., and Mr. Besecker achieved the maximum award of 10,000 shares.

(3)	On January 28, 2010, under the terms of our Equity Plan, 1,000 shares of restricted stock previously issued to Mr. Bisbee vested in connection with shareholder approval of the Company’s Plan of Liquidation. Mr. Bisbee resigned from the Board of Directors on August 12, 2010 in conjunction with the sale of control of the Company to Tiptree Financial Partners, L.P.

(4)	On January 28, 2010, under the terms of our Equity Plan, 1,000 shares of restricted stock previously issued to Ms. Lebenthal vested in connection with shareholder approval of the Company’s Plan of Liquidation. Ms. Lebenthal resigned from the Board of Directors on January 28, 2010.

(5)	On January 28, 2010, under the terms of our Equity Plan, 1,000 shares of restricted stock previously issued to Ms. Robards vested in connection with shareholder approval of the Company’s Plan of Liquidation. Ms. Robards resigned from the Board of Directors on August 12, 2010 in conjunction with the sale of control of the Company to Tiptree Financial Partners, L.P.

(6)	On January 28, 2010, under the terms of our Equity Plan, 1,000 shares of restricted stock previously issued to Mr. Twiford vested in connection with shareholder approval of the Company’s Plan of Liquidation.

(7)	Mr. Warden resigned from the Board of Directors on August 12, 2010 in conjunction with the sale of control of the Company to Tiptree Financial Partners, L.P. He received no annual retainer in connection with his service on our Board of Directors.

(8)	Mr. Barnes was appointed to our Board of Directors on August 12, 2010 in conjunction with the sale of control of the Company to Tiptree Financial Partners, L.P. He receives no annual retainer in connection with his service on our Board of Directors.

(9)	Mr. Kauffman was appointed to our Board of Directors on August 12, 2010 in conjunction with the sale of control of the Company to Tiptree Financial Partners, L.P. He receives no annual retainer in connection with his service on our Board of Directors.

(10)	Mr. Riso was appointed to our Board of Directors on November 4, 2010, effective as of November 16, 2010. He receives no annual retainer in connection with his service on our Board of Directors.

(11)	Mr. Houlihan was appointed to our Board of Directors on August 12, 2010 in conjunction with the sale of control of the Company to Tiptree Financial Partners, L.P.

(12)	Mr. Ilany was appointed to our Board of Directors on August 12, 2010 in conjunction with the sale of control of the Company to Tiptree Financial Partners, L.P.
     Each independent director receives an annual retainer of $50,000. The annual retainer payable to our independent directors is payable quarterly in arrears, 70% in cash and 30% in unrestricted stock. Any portion of the annual retainer that an independent director receives in stock is granted pursuant to our Equity Plan.
     The Chairs of our Audit Committee and our CNG Committee are entitled to receive an additional annual retainer of $5,000. The annual retainer payable to our committee chairs is payable quarterly in arrears in cash. In addition, we reimburse all directors for reasonable out-of-pocket expenses incurred in connection with their services on our Board of Directors.
Special Equity Grant to Mr. Besecker
               On January 28, 2010, under the terms of our Equity Plan, 29,000 restricted stock units previously issued to Mr. Besecker vested in connection with shareholder approval of the Company’s Plan of Liquidation. On December 10, 2009, Mr. Besecker was awarded a performance share award with a Threshold, Target and Maximum award of 2,500, 5,000 and 10,000 shares, respectively. The grant date fair value of the award assuming the achievement of the highest level of performance is $79,800. On February 23, 2010, our Board amended the performance share awards. See “Executive Compensation — Performance Share Awards to Mr. Riso and Mr. Hughes” on Page 18 for more information on the amendment. On August 12, 2010, under the terms of the performance share award and our Equity Plan, the performance share award issued to Mr. Besecker vested in connection with shareholder approval of the change of control to Tiptree Financial Partners, L.P., and Mr. Besecker achieved the maximum award of 10,000 shares.
Compensation Committee Interlocks and Insider Participation
     There are no compensation committee interlocks and none of our executive officers participate on our CNG Committee.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
          The following table sets forth the beneficial ownership of our common stock, as of April 28, 2011, for: (1) each person known to us to be the beneficial owner of more than 5% of our outstanding common stock; (2) each of our directors; (3) each of our current executive officers as of April 28, 2011; and (4) our directors and current executive officers as a group. Except as otherwise described in the notes below, the following beneficial owners have sole voting power and sole investment power with respect to all shares of common stock set forth opposite their respective names.
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
          Unless otherwise indicated, all shares are owned directly and the indicated person has sole voting and investment power. Unless otherwise indicated, the business address for each beneficial owner listed below shall be c/o Care Investment Trust Inc., 780 Third Avenue, 21st Floor, New York, New York 10017.

	Amount and Nature
	of Beneficial
	Ownership of	Percent of
Name	Common Stock	Total(1)
Tiptree Financial Partners, L.P.(2)	9,277,575	92.2%
Salvatore (Torey) V. Riso, Jr.	42,105	*
Steven M. Sherwyn	10,000	*
Michael G. Barnes(2)	0	*
Geoffrey N. Kauffman	0	*
Flint D. Besecker	2,018	*
William A. Houlihan	1,916	*
Jonathan Ilany	1,916	*
J. Rainer Twiford	1,916	*
All Directors and Executive Officers as a Group (8 Persons) (3)	59,871	*

*	The percentage of shares beneficially owned does not exceed one percent of the total shares of our common stock outstanding

(1)	As of April 28, 2011, 10,145,049 shares of common stock were issued and outstanding and entitled to vote. The percent of total for all of the persons listed in the table above is based on such 10,145,049 shares of common stock.

(2)	In a Schedule 13D filed on August 13, 2010, Tiptree Financial Partners, L.P. was deemed, pursuant to Rule 13d-3 of the Securities Exchange Act of 1934, as amended, to hold shared voting and dispositive power over 9,277,575 shares of our Common Stock. By virtue of serving as the external manager of Tiptree Financial Partners, L.P. with respect to our Common Stock, Tiptree Capital Management, LLC (“TCM”) was deemed to have shared voting and dispositive power over the shares held by Tiptree Financial Partners, L.P. Likewise, Tricadia Holdings, L.P. (“Tricadia Holdings”), by virtue of being a direct owner of TCM, was deemed to have shared voting and dispositive power over the shares held by Tiptree Financial Partners, L.P. Similarly, Tricadia Holdings GP, L.P., as general partner of Tricadia Holdings, was deemed to have shared voting and dispositive power over the shares held by Tiptree Financial Partners, L.P. Likewise, Arif Inayatullah and Michael G. Barnes, as direct owners of TCM, were each deemed to have shared voting and dispositive power over the shares held by Tiptree Financial Partners, L.P.

(3)	None of the shares beneficially owned by our directors or executive officers have been pledged as security for an obligation.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and persons who own more than 10% of a registered class of our equity securities are required to furnish us with copies of all Section 16(a) forms that they file. To our knowledge, based solely on review of the copies of such reports furnished to us, all Section 16(a) filing requirements applicable to our executive officers, directors and persons who own more than 10% of a registered class of our equity securities were filed on a timely basis.
Equity Compensation Plan Information
     The following table summarizes information, as of December 31, 2010, relating to our equity compensation plans pursuant to which shares of our common stock or other equity securities may be granted from time to time.

(c)
	(a)		Number of
	Number of	(b)	securities
	securities to be	Weighted-	remaining
	issued upon	average	available for
	exercise of	exercise price of	future issuance
	outstanding	outstanding	under equity
	options, warrants	options, warrants	compensation
Plan category	and rights	and rights	Plans
Equity compensation plans approved by security holders
Equity Plan(1)	0	N/A	238,514
Manager Equity Plan(2)	652,500	$11.33	65,445
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	652,500	N/A	303,959

(1)	Our Equity Plan was adopted by our sole stockholder prior to our initial public offering on June 22, 2007.

(2)	Our 2007 Manager Equity Plan was adopted by our sole stockholder prior to our initial public offering on June 22, 2007. The number of shares in Column (a) represents shares issuable upon exercise of a warrant that we granted to our former manager, CIT Healthcare, on September 30, 2008. See “Certain Relationships and Related Transactions” below. On March 16, 2010, CIT Healthcare entered into a warrant purchase agreement with Tiptree, pursuant to which, our former Manager sold its warrant to purchase 435,000 shares of our common stock to Tiptree upon the closing of the Tiptree Transaction for $100,000. This warrant was adjusted to reflect the Company’s three-for-two stock split announced in September 2010 and is currently exercisable into 652,500 shares of the Company’s common stock at an exercise price of $11.33 per share.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence.
Policies and Procedures With Respect to Related Party Transactions
     Our Charter of the Audit Committee of the Board of Directors requires that all related party transactions (generally, transactions involving amounts exceeding $120,000 in which a related party (directors and executive officers or their immediate family members, or stockholders owning 5% of more of our outstanding stock) had or will have a direct or indirect material interest) shall be subject to pre-approval or ratification by the Audit Committee in accordance with the following procedures. No related party transaction shall be approved or ratified if such transaction is contrary to our best interests.
     Each party to a potential related party transaction is responsible for notifying our Chief Compliance Officer (or such other person as the Audit Committee may require) of the potential related person transaction in which such person or any immediate family member of such person may be directly or indirectly involved as soon as he or she becomes aware of such transaction. Except in circumstances where such transaction is expected to qualify as an ordinary course transaction (generally, (i) transactions that occur between Care on any of its subsidiaries and an entity for which any related person serves as an executive officer, partner, principal, member or any similar executive or governing capacity, (ii) an ordinary course transaction in which such related person has an economic interest that does not afford such related person control over such entity on terms and conditions no less favorable to Care or (iii) immaterial relationships and transactions in the Instructions to Item 404(a) of Regulation S-K of the Securities Act of 1933, as amended) such notification should be made prior to the time that the transaction is entered into and such notice shall provide the Chief Compliance Officer (or such other person) a reasonable opportunity, under the circumstances, for the required review of such transaction to be conducted before execution. Our Chief Compliance Officer (or such other person) will determine whether the transaction should be submitted to the Audit Committee for consideration. Unless the Committee otherwise determines after having been notified, any proposed transaction directly between the Company and any related party transaction should be reviewed and approved by the Audit Committee prior to the time that such transaction is entered into.
     While our Chief Compliance Officer (or other person) should be notified of any related party transaction that is expected to qualify as an ordinary course exception, ordinary course exceptions shall not be related person transactions and do not require Audit Committee approval under our related person transactions policy. Our Chief Compliance Officer (or such other person) shall be responsible for making the initial determination as to whether any transaction appears to be within the scope required to be disclosed pursuant to Item 404(a) of Regulation S-K or whether such transaction is, in fact, an ordinary course transaction and must take all reasonable steps to ensure that all related party transactions or any series of similar transactions required to be disclosed pursuant to Item 404(a) of Regulation S-K are presented to the Audit Committee for pre-approval or ratification, if required under the Charter of the Audit Committee, at such Committee’s next regularly scheduled meeting, or by consent in lieu of a meeting if deemed appropriate.
     The Audit Committee shall review and assess the adequacy of our related party transaction policy and procedures annually and adopt any changes it deems necessary. Annually, each of our executive officer and director shall acknowledge their familiarity and compliance with our related person transaction policy.
Management Agreement
          In connection with our initial public offering, we entered into a Management Agreement with CIT Healthcare LLC (“CIT Healthcare”), which described the services to be provided by our former Manager and its compensation for those services. Under the Management Agreement, CIT Healthcare, subject to the oversight of our board of directors, was required to conduct our business affairs in conformity with the policies approved by our board of directors. The Management Agreement had an initial term scheduled to expire on June 30, 2010, which would automatically be renewed for one-year terms thereafter unless terminated by us or CIT Healthcare.
          On September 30, 2008, we entered into an amendment (the “Amendment”) to the Management Agreement between ourselves and CIT Healthcare. Pursuant to the terms of the Amendment, the Base Management Fee (as defined in the Management Agreement) payable to our former Manager under the Management Agreement was reduced from a monthly amount equal to 1/12 of 1.75% of the Company’s equity (as defined in the Management Agreement) to a monthly amount equal to 1/12 of 0.875% of the Company’s equity. In addition, pursuant to the terms of the Amendment, the Incentive Fee (as defined in the Management Agreement) payable to CIT Healthcare pursuant to the Management Agreement was eliminated and the Termination Fee (as defined in the Management Agreement) payable to CIT Healthcare upon the termination or non-renewal of the Management Agreement was amended to equal the average annual Base Management Fee as earned by our former Manager during the two years immediately preceding the most recently completed fiscal quarter prior to the date of termination times three, but in no event less than $15.4 million. No termination fee would be payable if we terminated the Management Agreement for cause.
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
     On January 15, 2010, we entered into an Amended and Restated Management Agreement (the “A&R Management Agreement”) with CIT Healthcare. Pursuant to the terms of the A&R Management Agreement, which became effective upon approval of the Company’s plan of liquidation by our stockholders on January 28, 2010, the Base Management Fee was reduced to a monthly amount equal to: (i) $125,000 from February 1, 2010 until the earlier of (x) June 30, 2010 and (y) the date on which four (4) of the Company’s six (6) then-existing investments have been sold; then from such date (ii) $100,000 until the earlier of (x) December 31, 2010 and (y) the date on which five (5) of the Company’s six (6) then-existing investments have been sold; then from such date (iii) $75,000 until the effective date of expiration or earlier termination of the Agreement by either of the Company or CIT Healthcare; provided, however, that notwithstanding the foregoing, the base management fee shall remain at $125,000 per month until the later of: (a) ninety (90) days after the filing by the Company of a Form 15 with the SEC; and (b) the date that the Company is no longer subject to the reporting requirements of the Exchange Act. In addition, the termination fee payable to CIT Healthcare upon the termination or non-renewal of the Management Agreement was replaced by a buyout payment of $7.5 million, payable in installments of: (i) $2.5 million upon approval of the Company’s plan of liquidation by our stockholders; (ii) $2.5 million upon the earlier of (a) April 1,

2010 and (b) the effective date of the termination of the A&R Management Agreement by either of the Company or CIT Healthcare; and (iii) $2.5 million upon the earlier of (a) June 30, 2011 and (b) the effective date of the termination of the A&R Management Agreement by either the Company or CIT Healthcare. The A&R Management Agreement also provided CIT Healthcare with an incentive fee of $1.5 million if: (i) at any time prior to December 31, 2011, the aggregate cash dividends paid to the Company’s stockholders since the effective date of the A&R Management Agreement equaled or exceeded $9.25 per share or (ii) as of December 31, 2011, the sum of: (x) the aggregate cash dividends paid to the Company’s stockholders since the effective date of the A&R Management Agreement and (y) the aggregate distributable cash equals or exceeds $9.25 per share. In the event that the aggregate distributable cash equaled or exceeded $9.25 per share but for the impact of payment of a $1.5 million incentive fee, the Company shall have paid CIT Healthcare an incentive fee in an amount that allows the aggregate distributable cash to equal $9.25 per share. Under the A&R Management Agreement, the Mortgage Purchase Agreement between us and CIT Healthcare was terminated and all outstanding notices of our intent to sell additional loans to CIT Healthcare were rescinded. The A&R Management Agreement was to continue in effect, unless earlier terminated in accordance with the terms thereof, until December 31, 2011.
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
     For the period ended December 31, 2010, we recognized $8.8 million in management fee and buyout fee expense related to payments made to CIT Healthcare.
Services Agreement
     On November 4, 2010, the Company entered into a Services Agreement (the “Services Agreement”) with TREIT pursuant to which TREIT provides certain advisory services related to the Company’s business as of the Termination Effective Date. For such services, the Company pays TREIT a monthly base services fee in arrears of one-twelfth of 0.5% of the Company’s Equity (as defined in the Services Agreement) and a quarterly incentive fee of 15% of the Company’s AFFO Plus Gain/(Loss) On Sale (as defined in the Services Agreement) so long as and to the extent that the Company’s AFFO Plus Gain /(Loss) on Sale exceeds an amount equal to Equity multiplied by the Hurdle Rate (as defined in the Services Agreement). Twenty percent (20%) of any such incentive fee shall be paid in shares of common stock of the Company, unless a greater percentage is requested by TREIT and approved by an independent committee of directors. The initial term of the Services Agreement extends until December 31, 2013. Unless terminated earlier in accordance with its terms, the Services Agreement will be automatically renewed for one year periods following such date unless either party elects not to renew. If the Company elects to terminate without cause, or elects not to renew the Services Agreement, a Termination Fee (as defined in the Services Agreement) shall be payable by the Company to TREIT.
     For the year ended December 31, 2010, we paid $0.1 million in base services fee expense to TREIT Management.
Warrant
     In consideration of the Amendment and for CIT Healthcare’s continued and future services to the Company, the Company granted our former manager warrants to purchase 435,000 shares of the Company’s common stock at $17.00 per share (the “Warrant”) under the Manager Equity Plan adopted by the Company on June 21, 2007 (the “Manager Equity Plan”). The Warrant, which is immediately exercisable, expires on September 30, 2018. As part of the Tiptree Transaction, Tiptree acquired the Warrant from CIT Healthcare for $100,000. This warrant was adjusted to reflect the Company’s three-for-two stock split announced in September 2010 and is currently exercisable into 652,500 shares of the Company’s common stock at an exercise price of $11.33 per share.

Director Independence
     A discussion of our director independence policies is included above beginning on Page 6 under the section titled “Director Independence.”
ITEM 14. Principal Accountant Fees and Services.
Audit Fees
     Fees for audit services totaled approximately $821,000 in 2009, which represent audit fees associated with our annual audit, review of our quarterly reports on Form 10-Q, review of documents filed with the SEC, and a consent.
     Fees for audit services totaled approximately $860,650 in 2010, which represent audit fees associated with our annual audit, reviews of our quarterly reports on Form 10-Q, review of documents filed with the SEC, and a consent.
Audit-Related Fees
     There were no fees for audit-related services in 2009 or 2010.
Tax Fees, All Other Fees
     There were no tax fees or other fees paid to Deloitte & Touche LLP in 2009 or 2010.
Pre-Approval Policies and Procedures of our Audit Committee
     Our Audit Committee has sole authority (with the input of management) to approve in advance all engagements of our independent auditors for audit or non-audit services. All audit services provided by Deloitte & Touche LLP in 2010 were pre-approved by our Audit Committee.

Part IV
ITEM 15. Exhibits and Financial Statement Schedules
(b) Exhibits.
               Below is the Exhibit Index filed with our Company’s 10-K that we originally filed with the SEC on March 31, 2011.

Exhibit No.	Description
3.1	Articles of Amendment and Restatement of the Registrant (previously filed as Exhibit 3.1 to the Company’s Form 10-Q (File No. 001-33549), filed on August 14, 2007 and herein incorporated by reference).

3.2	Second Articles of Amendment and Restatement of the Registrant (previously filed as Exhibit 3.1 to the Company’s Form 8-K (File No. 001-33549), filed on August 16, 2010 and herein incorporated by reference).

3.3	Third Articles of Amendment and Restatement of the Registrant (previously filed as Exhibit 3.1 to the Company’s Form 8-K (File No. 001-33549), filed on September 3, 2010 and herein incorporated by reference).

3.4	Amended and Restated Bylaws of the Registrant (previously filed as Exhibit 3.2 to the Company’s Form 10-Q (File No. 001-33549), filed on August 14, 2007 and herein incorporated by reference).

3.5	Second Amended and Restated Bylaws of the Registrant (previously filed as Exhibit 3.2 to the Company’s Form 8-K (File No. 001-33549), filed on June 25, 2010 and herein incorporated by reference).

Exhibit No.	Description
3.6	Third Amended and Restated Bylaws of the Registrant (previously filed as Exhibit 3.1 to the Company’s Form 8-K (File No. 001-33549), filed on November 8, 2010 and herein incorporated by reference).

4.1	Form of Certificate for Common Stock (previously filed as Exhibit 4.1 to the Company’s Form S-11, as amended (File No. 333-141634), filed on June 7, 2007 and herein incorporated by reference).

10.1	Warrant to Purchase Common Stock, dated as of September 30, 2008 (previously filed as Exhibit 10.2 to the Company’s Form 8-K (File No. 001-33549), filed on October 2, 2008 and herein incorporated by reference).

10.2	Multifamily Note, dated as of June 26, 2008 (previously filed as Exhibit 10.2 to the Company’s Form 8-K (File No. 001-33549), filed on July 2, 2008 and herein incorporated by reference).

10.3	Exceptions to Non-Recourse Guaranty, dated as of June 26, 2008 (previously filed as Exhibit 10.3 to the Company’s Form 8-K (File No. 001-33549), filed on July 2, 2008 and herein incorporated by reference).

10.4	Master Lease Agreement, dated as of June 26, 2008 (previously filed as Exhibit 10.4 to the Company’s Form 8-K (File No. 001-33549), filed on July 2, 2008 and herein incorporated by reference).

10.5	Purchase and Sale Contract, dated as of May 14, 2008 (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33549), filed on May 20, 2008 and herein incorporated by reference).

10.6	Performance Share Award Agreement under the 2007 Care Investment Trust Inc. Equity Plan, dated as of May 12, 2008 (previously filed as Exhibit 10.4 to the Company’s Form 10-Q (File No. 001-33549), filed on November 14, 2008 and herein incorporated by reference).

10.7	Restricted Stock Unit Agreement Under the 2007 Care Investment Trust Inc. Equity Plan, dated as of April 8, 2008 (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33549), filed on April 14, 2008 and herein incorporated by reference).

10.8	Form of Restricted Stock Unit Agreement Under the 2007 Care Investment Trust Inc. Equity Plan (previously filed as Exhibit 10.2 to the Company’s Form 8-K (File No. 001-33549), filed on April 14, 2008 and herein incorporated by reference).

10.9	Contribution and Purchase Agreement, dated as of December 31, 2007 (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33549), filed on January 4, 2008 and herein incorporated by reference).

10.10	Care Investment Trust Inc. Equity Plan (previously filed as Exhibit 10.4 to the Company’s Form 10-Q (File No. 001-33549), filed on August 14, 2007 and herein incorporated by reference).

10.11	Care Investment Trust Inc. Manager Equity Plan (previously filed as Exhibit 10.5 to the Company’s Form 10-Q (File No. 001-33549), filed on August 14, 2007 and herein incorporated by reference).

10.12	Form of Restricted Stock Agreement under the 2007 Care Investment Trust Inc. Equity Plan (previously filed as Exhibit 10.5 to the Company’s Form S-11, as amended (File No. 333-141634), filed on June 7, 2007 and herein incorporated by reference).

10.13	Form of Restricted Stock Agreement under the 2007 Care Investment Trust Inc. Equity Plan (previously filed as Exhibit 10.6 to the Company’s Form S-11, as amended (File No. 333-141634), filed on June 7, 2007 and herein incorporated by reference).

10.14	Form of Restricted Stock Agreement under the 2007 Care Investment Trust Inc. Manager Equity Plan (previously filed as Exhibit 10.8 to the Company’s Form S-11, as amended (File No. 333-

Exhibit No.	Description
141634), filed on June 7, 2007 and herein incorporated by reference).

10.15	Form of Indemnification Agreement (previously filed as Exhibit 10.9 to the Company’s Form S-11, as amended (File No. 333-141634), filed on June 7, 2007 and herein incorporated by reference).

10.16	Loan Purchase Agreement with CapitalSource Bank dated September 15, 2009 (previously filed as Exhibit 10.1 to the Company’s Form 10-Q (File No. 001-33549), filed on November 9, 2009 and herein incorporated by reference).

10.17	Loan Purchase and Sale Agreement dated as of October 6, 2009, by and between Care Investment Trust Inc. and General Electric Capital Corporation (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33549), filed on November 18, 2009 and herein incorporated by reference).

10.18	Form of Performance Share Award Granted to the Company’s Chairman of the Board and Executive Officers dated December 10, 2009 and amended and restated on February 23, 2010 (previously filed as Exhibit 10.30 to the Company’s Form 10-K (File No. 001-33549), filed on March 16, 2010 and herein incorporated by reference).

10.19	Purchase and Sale Agreement by and between Care Investment Trust Inc. and Tiptree Financial Partners, L.P., dated as of March 16, 2010 (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33549), filed on March 16, 2010 and herein incorporated by reference).

10.20	First Amendment to Purchase and Sale Agreement by and between Care Investment Trust Inc. and Tiptree Financial Partners, L.P., dated as of July 6, 2010 (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33549), filed on July 7, 2010 and herein incorporated by reference).

10.21	Registration Rights Agreement by and between Care Investment Trust Inc. and Tiptree Financial Partners, L.P., dated as of March 16, 2010 (previously filed as Exhibit 10.2 to the Company’s Form 8-K (File No. 001-33549), filed on March 16, 2010 and herein incorporated by reference).

10.22	Termination, Cooperation and Confidentiality Agreement (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33549), filed on November 8, 2010 and herein incorporated by reference).

10.23	Employment Agreement by and between Salvatore (Torey) Riso, Jr. and Care Investment Trust Inc. (previously filed as Exhibit 10.2 to the Company’s Form 8-K (File No. 001-33549), filed on November 8, 2010 and herein incorporated by reference).

10.24	Employment Agreement by and between Steven M. Sherwyn and Care Investment Trust Inc. (previously filed as Exhibit 10.3 to the Company’s Form 8-K (File No. 001-33549), filed on November 8, 2010 and herein incorporated by reference).

10.25	Omnibus Agreement by and between Care Investment Trust Inc. and several of its subsidiaries and affiliated parties and Jean-Claude Saada, Cambridge Holdings, Inc. and several affiliated partnerships and other affiliated parties (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33549), filed on April 19, 2011 and herein incorporated by reference).

21.1	Subsidiaries of the Company (previously filed as Exhibit 21.1 to the Company’s Form 10-K (File No. 001-33549), filed on March 31, 2011 and herein incorporated by reference).

23.1	Consent of Deloitte & Touche, dated as of March 16, 2011 (previously filed as Exhibit 23.1 to the Company’s Form 10-K (File No. 001-33549), filed on March 31, 2011 and herein incorporated by reference).

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit No.	Description
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith

**	Furnished herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Care Investment Trust Inc.
By:	/s/ Steven M. Sherwyn
Steven M. Sherwyn
Chief Financial Officer and Treasurer

April 28, 2011
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Salvatore (Torey) V. Riso, Jr.	President, Chief Executive	April 28, 2011
Salvatore (Torey) V. Riso, Jr.	Officer and Director
(Principal Executive Officer)

/s/ Steven M. Sherwyn Steven M. Sherwyn	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	April 28, 2011

/s/ Michael G. Barnes Michael G. Barnes	Chairman of the Board of Directors	April 28, 2011

/s/ Geoffrey N. Kauffman Geoffrey N. Kauffman	Vice Chairman	April 28, 2011

/s/ Flint D. Besecker Flint D. Besecker	Director	April 28, 2011

/s/ William A. Houlihan William A. Houlihan	Director	April 28, 2011

/s/ J. Rainer Twiford J. Rainer Twiford	Director	April 28, 2011

/s/ Jonathan Ilany Jonathan Ilany	Director	April 28, 2011

Appendix A
DEFINITION OF INDEPENDENT DIRECTOR
     For purposes of this definition, “immediate family member” includes a person’s spouse, parents, children, siblings, mothers and fathers-in-law, sons and daughters-in-law, brothers and sisters-in-law, and anyone (other than domestic employees) who shares such person’s home.
A director shall be an “independent director” if such director:
1. is affirmatively determined by the Board, after consideration of all relevant facts and circumstances, as having no material relationship with Care (either directly or as a partner, shareholder or officer of an organization that has a relationship with Care);
2. is not currently, and has not at any time during the last three years been, an employee of Care or any of its affiliates;
3. does not have an immediate family member who is, or has been in the last three years, an executive officer (excluding any interim executive officer position) of Care or any of its affiliates;
4. has not received direct compensation during any twelve-month period within the last three years of more than $120,000 from Care or any of its affiliates, other than director and committee fees, fees as an interim executive officer and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service);
5. has no immediate family members who have received direct compensation during any twelve-month period within the last three years of more than $120,000 from Care or any of its affiliates as an executive officer;
6. is not a partner of or employed by, and no member of such director’s immediate family is a partner of, the internal or external auditor of Care or any of its consolidated subsidiaries, and no such director’s immediate family is an employee of the internal or external auditor of Care and personally works on Care’s audit, nor was any member of such director’s immediate family within the last three years a partner of the internal or external auditor of Care and personally worked on Care’s audit;
7. is not employed and has not, and no immediate family member of such director is employed or has, within the prior three years been employed as an executive officer of another company where any of Care’s present executives serves on that company’s compensation committee; and
8. is not an executive officer or an employee, and no immediate family member of such director is an executive officer, of another company (A) that has made payments to Care in an amount which, in any of the last three fiscal years, accounts for at least 2% or $1 million, whichever is greater, of Care’s consolidated gross revenues, or (B) that has received payments from Care in an amount which, in any of the last three fiscal years, accounts for at least 2% or $1 million, whichever is greater, of such other company’s consolidated gross revenues; provided, however that if Care’s securities become listed for trading on any Exchange, the foregoing definition of “independent director” shall be replaced with the definition of independent director contained in such Exchange’s rules applicable to companies listed for trading on such Exchange.

[1]	For purposes of determining independence, all references to Care shall mean Care Investment Trust Inc. and each of its consolidated subsidiaries, if any.

A - 1