Form 10-Q
period 2011-03-31
Care Investment Trust Inc.
filed 2011-05-10
CIK 1393726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly period ended March 31, 2011

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
(Address of Registrant’s principal executive offices including zip code)
(212) 446-1410
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: As of May 9, 2011, there were 10,145,049 shares, par value $0.001, of the registrant’s common stock outstanding.

Care Investment Trust Inc.

Part I — Financial Information

ITEM 1.	Financial Statements
Care Investment Trust Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(dollars in thousands — except share and per share data)

	March 31,	December 31,
	2011	2010
	(Successor)	(Successor)
Assets:
Real Estate:
Land	$5,020	$5,020
Buildings and improvements	102,002	102,002
Less: accumulated depreciation and amortization	(2,069)	(1,293)

Total real estate, net	104,953	105,729
Cash and cash equivalents	8,346	5,032
Investment in loans	7,276	8,552
Investments in partially-owned entities	37,010	39,200
Accrued interest receivable	22	64
Identified intangible assets — leases in place, net	6,348	6,477
Due from partially-owned entities	354	—
Other assets	2,254	1,822

Total Assets	$166,563	$166,876

Liabilities and Stockholders’ Equity
Liabilities:
Mortgage notes payable	$81,479	$81,684
Accounts payable and accrued expenses	1,988	1,570
Accrued expenses payable to related party	340	39
Obligation to issue operating partnership units	2,351	2,095
Other liabilities	525	525

Total Liabilities	86,683	85,913
Commitments and Contingencies
Stockholders’ Equity
Preferred stock; $0.001 par value, 100,000,000 shares authorized none issued or outstanding	—	—
Common stock: $0.001 par value, 250,000,000 shares authorized 10,142,137 and 10,064,982 shares issued and outstanding, respectively	11	11
Additional paid-in capital	83,446	83,416
Accumulated deficit	(3,577)	(2,464)

Total Stockholders’ Equity	79,880	80,963

Total Liabilities and Stockholders’ Equity	$166,563	$166,876

See Notes to Condensed Consolidated Financial Statements

Care Investment Trust Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(dollars in thousands — except share and per share data)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2011	2010
	(Successor)	(Predecessor)
Revenue:
Rental income	$3,276	$3,215
Income from investments in loans	245	744

Total Revenue	3,521	3,959

Expenses
Base management and services fees and buyout payments to related party	104	7,929
Incentive fee to related party	305	—
Marketing, general and administrative (including stock-based compensation of $30 and $63, respectively)	1,136	1,816
Depreciation and amortization	868	841
Realized gain on sales and repayments of loans	—	(4)
Adjustment to valuation allowance on loans held at LOCOM	—	(745)

Operating Expenses	2,413	9,837

Loss from investments in partially-owned entities	614	583
Net unrealized loss on derivative instruments	256	578
Interest income	(3)	(47)
Interest expense including amortization and write-off of deferred financing costs	1,354	1,438

Net loss	$(1,113)	$(8,430)

Net loss per share of common stock
Net loss, basic and diluted	$(0.11)	$(0.28)

Weighted average common shares outstanding, basic and diluted	10,140,422	30,310,490

See Notes to Condensed Consolidated Financial Statements

Care Investment Trust Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)
(dollars in thousands, except share data)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	$	Capital	Deficit	Total

Balance at December 31, 2010	10,064,982	$11	$83,416	$(2,464)	$80,963

Net loss	—	—	—	(1,113)	(1,113)

Stock-based compensation to Directors for services	3,156	*	30	—	30

Stock-based compensation to Employees (1)	73,999	*	*	—	—

Balance at March 31, 2011	10,142,137	$11	$83,446	$(3,577)	$79,880

*	Less than $500

(1)	Shares issued to employees on January 3, 2011, pursuant to 2010 employment agreements which were recognized as compensation expense during the fourth quarter of 2010.
See Notes to Condensed Consolidated Financial Statements

Care Investment Trust Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2011	2010
	(Successor)	(Predecessor)
Cash Flow From Operating Activities
Net loss	$(1,113)	$(8,430)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Increase in deferred rent receivable	(594)	(570)
Realized gain on sale and repayment of loans	—	(4)
Loss from investments in partially-owned entities	1,068	583
Distribution of income from partially-owned entities	1,122	1,575
Amortization of above-market leases	52	—
Amortization and write-off of deferred financing costs	—	32
Amortization of deferred loan fees	—	(15)
Stock-based compensation	30	63
Depreciation and amortization on real estate and fixed assets, including intangible assets	868	841
Unrealized loss on derivative instruments	256	578
Adjustment to valuation allowance on investment in loans	—	(745)
Changes in operating assets and liabilities:
Accrued interest receivable	42	119
Due from partially-owned entities	(354)	—
Other assets	330	612
Accounts payable and accrued expenses	419	(135)
Other liabilities including payable to related parties	301	4,466

Net cash provided by (used in) operating activities	2,427	(1,030)

Cash Flow From Investing Activities
Sale of loans to third parties	—	5,880
Fixed asset purchases	(221)	—
Loan repayments	1,276	10,417
Investments in partially-owned entities	—	(486)

Net cash provided by investing activities	1,055	15,811

Cash Flow From Financing Activities
Principal payments under mortgage notes payable	(168)	(214)
Treasury stock purchases	—	(490)
Dividends paid	—	(3)

Net cash used in financing activities	(168)	(707)

Net increase in cash and cash equivalents	3,314	14,074
Cash and cash equivalents, beginning of period	5,032	122,512

Cash and cash equivalents, end of period	$8,346	$136,586

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$912	$1,400
See Notes to Condensed Consolidated Financial Statements

Care Investment Trust Inc. and Subsidiaries — Notes to
Condensed Consolidated Financial Statements (Unaudited)
March 31, 2011
Note 1 — Organization
     Care Investment Trust Inc. (together with its subsidiaries, the “Company” or “Care” unless otherwise indicated or except where the context otherwise requires, “we”, “us” or “our”) is a real estate investment trust (“REIT”) with a geographically diverse portfolio of senior housing and healthcare-related assets in the United States of America. From inception through November 16, 2010, Care was externally managed and advised by CIT Healthcare LLC (“CIT Healthcare”). Upon termination of CIT Healthcare as our external manager, Care moved to a hybrid management structure whereby it internalized its senior management and entered into a services agreement with TREIT Management, LLC (“TREIT”), which is an affiliate of Tiptree Capital Management, LLC (“Tiptree Capital”), by which Tiptree Financial Partners, L.P. (“Tiptree”) is externally managed. Tiptree acquired control of Care on August 13, 2010, as discussed further in Note 2 — Basis of Presentation and Significant Accounting Policies. As of March 31, 2011, Care’s portfolio of assets consisted of real estate and mortgage related assets for senior housing facilities, skilled nursing facilities, medical office properties and mortgage liens on healthcare related assets. Our owned senior housing facilities are leased, under “triple-net” leases, which require the tenants to pay all property-related expenses.
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
     On August 13, 2010, Care completed the sale of control of the Company to Tiptree through a combination of a $55.7 million equity investment by Tiptree in newly issued common stock of the Company at $9.00 per share (prior to the Company’s announcement of a three-for-two stock split in September 2010), and a cash tender (the “Tender Offer”) by the Company for all of the Company’s previously issued and outstanding shares of common stock (the “Tiptree Transaction”). Approximately 97.4% of previously existing shareholders tendered their shares in connection with the Tiptree Transaction, and the Company simultaneously issued to Tiptree approximately 6.19 million newly issued shares of the Company’s common stock, representing ownership of approximately 92.2% of the outstanding common stock of the Company. Pursuant to the Tiptree Transaction, CIT Healthcare ceased management of the Company as of November 16, 2010. Since such time, Care has been managed through a combination of internal management and a services agreement with TREIT.
     The Tiptree Transaction was accounted for as a purchase in accordance with Accounting Standards Codification (“ASC”) 805 (“Business Combinations,”) (“ASC 805”) and the purchase price was pushed-down to the Company’s consolidated financial statements in accordance with SEC Staff Accounting Bulletin Topic 5J (“New Basis of Accounting Required in Certain Circumstances”.) When using the push-down basis of accounting, the acquired company’s separate financial statements reflect the new accounting basis recorded by the acquiring company. Accordingly, Tiptree’s purchase accounting adjustments have been reflected in the Company’s financial statements for the period commencing on August 13, 2010. The new basis of accounting reflects the estimated fair value of the Company’s assets and liabilities as of the date of the Tiptree Transaction.
     As a result of the Tiptree Transaction, the period from January 1, 2010 to March 31, 2010, for which the Company’s results of operations, financial position and cash flows are presented, is reported as the “Predecessor” period. The period from January 1, 2011 through March 31, 2011, for which the Company’s results of operations, financial position, and cash flows are presented, is reported as the “Successor” period as well as the Company’s financial position as of December 31, 2010.

     The following table shows fair value of assets and liabilities on the date of the Tiptree transaction resulting in an adjustment to paid-in capital of $22.7 million:

Dollars in thousands	Fair Value as of
Item	August 13, 2010
Assets:

Real Estate, Net	$107,022
Cash	12,239
Investments in loans	9,553
Investments in partially-owned entities	43,350
Accrued interest receivable	127
Identified intangible assets — leases in place	6,693
Other assets	294

Total assets	$179,278

Liabilities:
Mortgage notes payable	$82,074
Accounts payable and accrued expenses	7,512
Accrued expenses payable to related party	3,186
Obligation to issue operating partnership units	2,932
Other liabilities	525

Total liabilities	96,229

Fair value of net assets acquired	83,049

Cash paid by Tiptree for 6,185,050 shares at $9.00 per share	55,665
Shares not tendered, 523,874 shares at $9.00 per share	4,715
Adjustment to additional paid-in capital to reflect fair value	22,669

Total equity	$83,049

     For purposes of determining estimated fair value of the assets and liabilities of the Company as of August 13, 2010, historical values were used for cash and cash equivalents as well as short term receivables and payables, which approximated fair value. For real estate, investments in loans, investments in partially-owned entities, leases in-place and mortgage notes payable, the value for each such item was independently determined using a combination of internal models, based on historical operating performance, in order to determine projections for future performance and applying available current market data, including but not limited to, published industry discount and capitalization rates for similar or comparable items, historical appraisals and applicable interest rates on newly originated mortgage financing as adjusted to take into consideration other relevant variables.
     The accompanying condensed consolidated financial statements are unaudited. In our opinion, all estimates and adjustments (which include fair value adjustments related to the acquisition and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been made. The condensed consolidated balance sheet as of December 31, 2010 has been derived from the audited consolidated balance sheet as of that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2010, as filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the operating results for the full year ending December 31, 2011.

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
Cash and Cash Equivalents
     We consider all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. Included in cash and cash equivalents at March 31, 2011 and December 31, 2010, are approximately $0.2 million and $0.5 million, respectively, in customer deposits maintained in an unrestricted account.
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
Investments in Loan(s)
     We account for our investment in loan(s) in accordance with Accounting Standards Codification 948 Financial Services — Mortgage Banking (“ASC 948”), which codified the FASB’s (“Financial Accounting Standards Board”) Accounting for Certain Mortgage Banking Activities. Under ASC 948, loans expected to be held for the foreseeable future or to maturity should be held at amortized cost, and all other loans should be held at lower of cost or market (“LOCOM”), measured on an individual basis. In accordance with ASC 820 Fair Value Measurements and Disclosures (“ASC 820”), the Company includes nonperformance risk in calculating fair value adjustments. As specified in ASC 820, the framework for measuring fair value is based on independent observable, if available, or unobservable inputs of market data.

     The Company determined and recorded the fair value of its remaining loan as of August 13, 2010 in conjunction with the Company’s decision to adopt push-down accounting following the Tiptree Transaction and is carried on the March 31, 2011 and December 31, 2010 balance sheets at its amortized cost basis, net of an allowance recorded in 2010 for unrealized losses of approximately $0.4 million, in accordance with the Company’s intent to hold the loan to maturity.
     For loans held-for-investment, interest income is recognized using the interest method or on a basis approximating a level rate of return over the term of the loan. Nonaccrual loans are those on which the accrual of interest has been suspended. Loans are placed on nonaccrual status and considered nonperforming when full payment of principal and interest is in doubt, or when principal or interest is 90 days or more past due and collateral, if any, is insufficient to cover principal and interest. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed against interest income. In addition, the amortization of net deferred loan fees is suspended. Interest income on nonaccrual loans may be recognized only to the extent it is received in cash. However, where there is doubt regarding the ultimate collectability of loan principal, cash receipts on such nonaccrual loans are applied to reduce the carrying value of such loans. Nonaccrual loans may be returned to accrual status when repayment is reasonably assured and there has been demonstrated performance under the terms of the loan or, if applicable, the restructured terms of such loan. The Company did not have any loans on non-accrual status as of March 31, 2011 and December 31, 2010.
     Currently, our intent is to hold our remaining loan investment to maturity, and we have therefore reflected this loan at its amortized cost basis on the March 31, 2011 and December 31, 2010 consolidated balance sheets. Investments in loan(s) amounted to $7.3 and $8.6 million at March 31, 2011 and December 31, 2010, respectively. This mortgage loan was originally scheduled to mature on February 1, 2011. The loan maturity has been extended three times, first to April 21, 2011, then to June 20, 2011 and subsequently to July 20, 2011. As part of the second extension, the borrower will continue to pay scheduled principal and interest payments, and default interest shall accrue but shall not be recognized until received. Further, in connection with the first extension, the lender consortium agreed to liquidate an existing capital expense reserve. Our share of this reserve was approximately $1.0 million which we received in February 2011 and treated as partial principal paydown.
     Coupon interest on the loan(s) is recognized as revenue when earned. Receivables are evaluated for collectability. If the fair value of a loan held at LOCOM by Predecessor was lower than its amortized cost, changes in fair value (gains and losses) were reported through the consolidated statement of operations. Loans previously written down may be written up based upon subsequent recoveries in value, but not above their cost basis.
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
Investment in Partially-Owned Entities
     We invest in preferred equity interests that allow us to participate in a percentage of the underlying property’s cash flows from operations and proceeds from a sale or refinancing. At the inception of the investment, we must determine whether such investment should be accounted for as a loan, joint venture or as real estate. Care held two equity investments as of March 31, 2011 and December 31, 2010 and accounts for such investments under the equity method.
     The Company assesses whether there are indicators that the value of its partially owned entities may be impaired. An investment’s value is impaired if the Company determines that a decline in the value of the investment below its carrying value is other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the estimated value of the investment. For the three month periods ended March 31, 2011 and 2010, the Company did not recognize any impairment on investments of its partially owned entities.
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
     We may use a variety of commonly used derivative products that are considered “plain vanilla” derivatives. These derivatives typically include interest rate swaps, caps, collars and floors. We expressly prohibit the use of unconventional derivative instruments and using derivative instruments for trading or speculative purposes. Further, we have a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors, therefore we do not anticipate nonperformance by any of our counterparties.
At December 31, 2010 and March 31, 2011, we were not party to any derivative instruments, except as described in Note 5.
Income Taxes
     We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our REIT taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income tax on our taxable income at regular corporate rates and we will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four (4) years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distributions to stockholders. However, we believe that we will continue to operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes. We may, however, be subject to certain state and local taxes.
     All tax years from 2007 and forward remain open for examination by Federal, state and local taxing authorities. The Company does not have any uncertain tax positions as of March 31, 2011.
Earnings per Share
     We present basic earnings per share or EPS in accordance with ASC 260, Earnings per Share. Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur, if securities or other contracts to issue common stock were exercised or converted into common stock where such exercise or conversion would result in a lower EPS amount. For the periods ended March 31, 2011 and 2010, diluted EPS was the same as basic EPS because all outstanding restricted stock awards and potentially dilutive operating partnership units were anti-dilutive.

As described in Note 5, on April 14, 2011, our Cambridge investment was restructured and the operating partnership units are no longer redeemable for or convertible into shares of our common stock.
Use of Estimates
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Significant estimates are made for the valuation allowance on investment in loan(s), valuation of derivatives, fair value assessments with respect to the Company’s decision to implement push-down accounting as part of its change of control and impairment assessments. Actual results could differ from those estimates.
Concentrations of Credit Risk
     Real estate and financial instruments, primarily consisting of cash, mortgage loan investments and interest receivable, potentially subject us to concentrations of credit risk. We may place our cash investments in excess of insured amounts with high quality financial institutions. We perform ongoing analysis of credit risk concentrations in our real estate and loan investment portfolios by evaluating exposure to various markets, underlying property types, investment structure, term, sponsors, tenant mix and other credit metrics. The collateral securing our loan investment(s) are real estate properties located in the United States of America.
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
Reclassification
Certain prior period amounts have been reclassified to conform to the current year presentation.
Recent Accounting Pronouncements
     In April 2011, FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. ASU 2011-02 provides amendments to Topic 310 to clarify which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. Early adoption is permitted. The Company is evaluating the impact on its results of operations and financial position of the adoption of this standard.
Note 3 — Investments in Real Estate
     As of March 31, 2011 and December 31, 2010, we owned 14 senior living properties of which six (6) are located in Iowa, five (5) in Illinois, two (2) in Nebraska and one (1) in Indiana. The properties were acquired in two separate transactions from Bickford Senior Living Group LLC, an unaffiliated party, in 2008. The initial transaction was completed on June 26, 2008, whereby we acquired 12 of the aforementioned 14 senior living properties for approximately $100.8 million. Concurrent with that purchase, we leased those properties to Bickford Master I, LLC (the “Master Lessee” or “Bickford”), for an initial annual base rent of $8.3 million and additional base rent of $0.3 million, with fixed escalations of 3.0% per annum for 15 years. The lease provides for four (4) renewal options of ten (10) years each. The additional base rent is deferred and accrues for the first three (3) years of the initial lease term and then is paid over a 24 month period commencing with the first month of the fourth year (July of 2011). We funded this acquisition using cash on hand and mortgage financing of $74.6 million (see Note 7).
     On September 30, 2008, we purchased the remaining two (2) of the senior living properties for approximately $10.3 million. Concurrent with the purchase, we amended the aforementioned lease with Bickford (the “Bickford Master Lease”) to include these two (2) properties at an initial annual base rent of $0.8 million and additional base rent of $0.03 million with fixed escalations of 3% per annum for 14.75 years (the remaining term of the Bickford Master Lease). The additional base rent is deferred and accrues for the first 33 months of the initial lease term and then is paid over a 24 month period starting with the first month of the fourth year (July of 2011). We funded this acquisition using cash on hand and mortgage financing of $7.6 million (see Note 7).
     As an enticement for the Company to enter into the leasing arrangement for the properties, Care received additional collateral and guarantees of the lease obligation from parties affiliated with Bickford who act as subtenants under the Bickford Master Lease. The additional collateral pledged in support of Bickford’s obligation to the lease commitment includes properties and ownership interests in affiliated companies of the subtenants.
     Additionally, as part of the June 26, 2008 transaction, we sold back a property acquired on March 31, 2008 from Bickford Senior Living Group, LLC. The property was sold at its net carrying amount, which did not result in a gain or a loss to the Company.
     In connection with the Tiptree Transaction discussed in Note 2, the Company completed an assessment of the allocation of the fair value of the acquired assets (including land, buildings, equipment and in-place leases) in accordance with ASC 805 Business Combinations, and ASC 350 Intangibles — Goodwill and Other. Based upon that assessment, the allocation of the fair value on August 13, 2010 of the Bickford assets acquired was as follows (in millions):

Buildings and improvements	$95.6
Furniture, fixtures and equipment	6.4
Land	5.0
Identifiable intangibles — leases in-place including above market leases	6.7

Total	$113.7

     As of March 31, 2011, the properties owned by Care, and leased to Bickford were 100% managed and operated by Bickford Senior Living Group, LLC.
Note 4 — Investments in Loan(s)
     As of March 31, 2011 and December 31, 2010, we maintain one loan investment of approximately $7.3 million. Prior to September 30, 2010, we carried our loan investments at the lower of cost or market (“LOCOM”). Our intent is to hold our remaining loan investment to maturity, and we have therefore reflected this loan at its amortized cost basis, subject to impairment, on the March 31, 2011 and December 31, 2010 balance sheets. The principal amortization portion of payments received is applied to the carrying value of the loan.
     Our loan investments have historically included senior loans and participations secured primarily by real estate and other collateral in the form of pledges of ownership interests, direct liens or other security interests and have been in various geographic markets in the United States. Our remaining mortgage loan investment at March 31, 2011 and December 31, 2010, in which we are a participant in a larger credit facility, is a variable rate loan that was scheduled to mature on February 1, 2011. The agent for the credit facility has been engaged in discussions with the borrower with respect to repayment of the credit facility, and in connection with these negotiations the lender consortium and the borrower all agreed to initially extend the loan maturity to April 21, 2011, which was subsequently extended to June 20, 2011 and later to July 20, 2011. As part of the second extension, the borrower will continue to pay scheduled principal and interest payments, and default interest due on the loan shall accrue but shall not be recognized until received. Further, in connection with the first extension, the lenders agreed to liquidate the capital expenditure reserve which resulted in a principal paydown to us of approximately $1.0 million on February 2011.

				Blended
			Cost	Base
	Location		Basis	Interest	Maturity
Collateral Type	City	State	(000s)	Rate (2)	Date

March 31, 2011
SNF/Sr. Appts/ALF	Various	Texas/Louisiana	$7,276	L+4.06%	7/20/11

Investments in Loans			$7,276

December 31, 2010
SNF/Sr. Appts/ALF	Various	Texas/Louisiana	$8,995	L+4.06%	4/21/11	(1)
Unrealized Loss on Investments			(443)

Investments in Loans			$8,552

(1)	Subsequent to December 31, 2010, the maturity date of our remaining loan was extended to July 20, 2011.

(2)	Does not include default interest rate.
Note 5 —Investments in Partially Owned Entities
Cambridge Medical Office Building Portfolio
     As of March 31, 2011 and December 31, 2010, we owned an 85% equity interest in eight (8) limited liability entities that own nine (9) Class A medical office buildings developed and managed by Cambridge Holdings, Inc. (“Cambridge”). Total rentable area is approximately 767,000 square feet. Eight (8) of the properties are located in Texas and one (1) property is located in Louisiana. The properties are situated on medical center campuses or adjacent to acute care hospitals or ambulatory surgery centers, and are affiliated with and/or occupied by hospital systems and doctor groups. As of March 31, 2011 and December 31, 2010, Cambridge owned the remaining 15% interest in each of the limited liability entities and operates the underlying properties pursuant to long-term management contracts. Pursuant to the terms of our management agreements, Cambridge acts as the manager and leasing agent of each medical office building, subject to certain removal rights held by us. The properties were approximately 93% leased at March 31, 2011.
     On April 14, 2011 (effective as of April 15, 2011) we entered an Omnibus Agreement (the “Omnibus Agreement”) with Cambridge and certain of its affiliates regarding our investment in the Cambridge Medical Office Building Portfolio. Certain provisions of the Omnibus Agreement are retroactive to January 1, 2011, however, since the Omnibus Agreement was not executed prior to March 31, 2011, our financial position and results of operations for the three-months ended March 31, 2011 are based on the original economic terms of our investment in the Cambridge portfolio which were still in place as of such date.
     The table below provides information with respect to the Cambridge portfolio as of March 31, 2011:

Weighted average rent per square foot	$25.81
Average square foot per tenant	5,504
Weighted average remaining lease term	6.5 years
Largest tenant as percentage of total rental square feet	8.8%

Lease Maturity Schedule:

				% of
	Number of			Rental
Year	tenants	Square Ft	Annual Rent	Sq Ft
2011	28	75,534	$1,572,862	8.7%
2012	16	51,644	1,372,090	7.6%
2013	23	90,902	2,014,590	11.1%
2014	6	30,944	607,829	3.4%
2015	21	117,420	2,407,374	13.3%
2016	11	58,659	1,290,001	7.1%
2017	6	48,317	1,705,683	9.4%
Thereafter	13	236,655	7,153,696	39.5%

				100.0%

     We initially acquired our interest in the Cambridge portfolio in December of 2007 in exchange for a total investment of approximately $72.4 million consisting of approximately $61.9 million of cash, of which $2.8 million was held back to perform tenant improvements, and the commitment to issue to Cambridge 700,000 operating partnership units with a stated value of $10.5 million, subject to the properties achieving certain performance hurdles. As of March 31, 2011, the operating partnership units were held in escrow and were to be released to Cambridge upon the achievement of certain performance measures. Pursuant to our initial agreement, we were to receive a preferred minimum return of 8.0% on our total investment with 2.0% per annum escalations until the earlier of: (i) December 31, 2014; and (ii) when the properties, exclusive of any benefit provided by the credit support described below generated sufficient cash flow to provide the preferred return for: (a) four (4) of six (6) consecutive calendar quarters; and (b) sufficient to cover the cumulative preferred return for the entire six (6) consecutive quarters / 18 month period. Thereafter, our preferred return would convert to a pari passu interest with cash flow from the properties being distributed 85% to us and 15% to Cambridge.
     As of March 31, 2011, credit support for our preferred return consisted of: (i) the cash flow otherwise attributable to Cambridge’s 15% stake in the entities; (ii) the ordinary divident equivalent payments distributions otherwise payable to Cambridge with respect to the operating partnership units currently held in escrow; and (iii) a reduction in the total number of operating partnership units (held in escrow) otherwise payable to Cambridge, when the cash flow attributable to our 85% stake in the entities was not sufficient to meet the preferred return. The sources of credit support for our preferred return described in the preceding sentence were utilized in the order presented. Accordingly, if our interest in the cash flow generated by the properties was not sufficient to fully fund our preferred return, we first looked to the cash flow otherwise allocable to Cambridge, subsequent to which we captured the distributions otherwise payable on the operating partnership units should a shortfall still exist, and finally, we reduced the number of operating partnership units otherwise payable to Cambridge in the future, to the extent required to fully fund our preferred return.
     The operating partnership units have been accounted for as a derivative obligation on our balance sheet. The value of these operating partnership units was derived from our stock price (as each operating partnership unit was redeemable for one share of our common stock, or at the cash equivalent thereof, at our option), and the overall performance of the Cambridge portfolio as the number of operating partnership units eventually payable to Cambridge was subject to reduction to the extent such operating partnerships units were utilized as credit support for our preferred payment as described above. We are required to record this obligation at fair value each period. For the three months ended March 31, 2011 this amounted to an additional charge of approximately $0.3 million and an outstanding liability of approximately $2.4 million as of such date.
     Pursuant to the Omnibus Agreement, we simultaneously entered into a settlement agreement with Cambridge in regard to the ongoing litigation between ourselves and Cambridge. The economic terms of our investment in the Cambridge portfolio are amended by the Omnibus Agreement as follows:
•	The number and terms to the operating partnership units have been revised such that Cambridge retains rights to 200,000 operating partnership units. These units are entitled to ordinary dividend equivalent payments equal to any dividend declared and paid by Care to its stockholders, but which are not convertible into or redeemable for shares of common stock of Care and have limited voting rights in ERC Sub, L.P., (the limited partnership through which we hold our investment in the Cambridge portfolio);

•	We issued warrants to Cambridge to purchase 300,000 shares of our common stock at $6.00 per share;

•	Our obligation to fund up to approximately $0.9 million in additional tenant improvements in the Cambridge portfolio was eliminated;

•	Our aggregate interest in the Cambridge Portfolio is converted from a fixed percentage interest of 85% to a fixed dollar investment of $40 million with a preferred return of 14%;

•	Retroactive to January 1, 2011, we receive a preferential distribution of cash flow from operations with a target distribution rate of 12% of our fixed dollar investment with any cash flow from operations in excess of the target distribution rate being retained by Cambridge;

•	We have a preference with regard to any distributions from special events, such as property sales, refinancings and capital contributions, equal to the sum of our outstanding fixed dollar investment plus our accrued but unpaid preferred return;

•	Cambridge can purchase our interest in the Cambridge portfolio at any time during the term of the Omnibus Agreement for an amount equal to the sum of our outstanding fixed dollar investment plus our accrued but unpaid preferred return plus a cash premium which increases annually as well as the return of the operating partnership units, the warrants and any Care stock acquired upon a cashless exercise of the warrants (the “Redemption Price” as defined in the Omnibus Agreement);

•	Cambridge is required to purchase our interest in the Cambridge Portfolio upon the earlier of: (i) the date when our fixed dollar investment has been reduced to zero or (ii) June 2, 2017, for an amount equal to the Redemption Price; and

•	If prior to April 15, 2013, a medical office competitor, as defined in the Omnibus Agreement, acquires control of the Company, Cambridge may purchase our interest in the Cambridge portfolio for a fixed dollar price, with no incremental premium, plus the return of the operating partnership units, the warrants and any Care stock acquired upon a cashless exercise of the warrants.
     While the Omnibus Agreement was documented and executed prior to our filing of our Form 10-Q for the fiscal quarter ended March 31, 2011 and, in fact, provides that certain of its provisions are retroactive to January 1, 2011, we prepared our balance sheet as of March 31, 2011 and reported our financial results for the three (3) month period ended March 31, 2011 pursuant to the economic terms which were in place on such date. Accordingly, our March 31, 2011 balance sheet includes a value for our investment in the Cambridge portfolio based on the valuation implemented on August 13, 2010 in conjunction with the election to utilize push down accounting as adjusted for the subsequent allocation of operating losses and cash distributions received, including: (i) a cash distribution of approximately $1.1 million which was received during the quarter ended March 31, 2011 with respect to operating results for the fourth quarter of 2010 and (ii) allocated operating losses of approximately $0.8 million for the first quarter of 2011. Further, our March 31, 2011 balance sheet includes a liability of approximately $2.4 million for the operating partnership units and our income statement for the three (3) months ended March 31, 2011 includes the aforementioned allocated loss of approximately $0.8 million as well as a loss of approximately $0.3 million pertaining to the increase in the liability associated with operating partnership units.
     For our second fiscal quarter, which will conclude on June 30, 2011, we anticipate that the liability associated with the operating partnership units will be reduced to reflect both the reduction in the number of operating partnership units, as well as, the changes in the economic terms. In addition, the value of our investment in the Cambridge portfolio will presumably be adjusted to reflect the elimination of our obligation to fund approximately $0.9 million of future tenant improvements and the change in methodology regarding the allocation of operating losses. Finally, we will record the issuance of the warrants to purchase 300,000 shares of Care common stock at a price of $6.00 per share. We are currently evaluating the potential impact of the changes necessitated as a result of our entering into the Omnibus Agreement with the Cambridge parties, including our preferred distribution under the Omnibus Agreement which will be effective for the first quarter of 2011, on our June 30, 2011 balance sheet and in our operating results for the three (3) and six (6) months ended June 30, 2011.

Summarized Financial Information for the Cambridge Portfolio
     Summarized financial information as of and for the three months ended March 31, 2011 (successor) and March 31, 2010 (predecessor), for the Company’s unconsolidated joint venture in Cambridge is as follows (amounts in millions):

	2011	2010
	Amount	Amount
Assets	$234.9	$224.5
Liabilities	218.4	190.8
Equity	16.5	33.7
Revenue	6.3	6.4
Expenses	7.6	7.4
Net Loss	$(1.3)	$(1.0)

Note: The above table includes the financial position and results of operations of Cambridge in the aggregate
Senior Management Concepts Senior Living Portfolio
     As of March 31, 2011, we owned interests in four (4) independent and assisted living facilities located in Utah and operated by Senior Management Concepts, LLC (“SMC”), a privately held operator of senior housing facilities. The four (4) private pay facilities contain 408 units of which 243 are independent living units and 165 are assisted living units. Four (4) affiliates of SMC have each entered into 15-year leases of the respective facilities that expire in 2022.
     We paid $6.8 million in exchange for 100% of the preferred equity interests and 10% of the common equity interests in the four (4) properties in December of 2007. As of March 31, 2011, our agreement with SMC provides for payment to us of a annual cumulative preferred return of 15.0% on our investment. In addition, we are to receive a common equity return payable for up to ten (10) years equal to 10.0% of budgeted free cash flow after payment of debt service and the preferred return as well as 10% of the net proceeds from a sale of one or more of the properties. Subject to certain conditions being met, our preferred equity interest in the properties is subject to redemption at par beginning on January 1, 2010. If our preferred equity interest is redeemed, we have the right to put our common equity interests to SMC within 30 days after notice at fair market value as determined by a third-party appraiser. In addition, we have an option to put our preferred equity interest to SMC at par any time beginning on January 1, 2016, along with our common equity interests at fair market value as determined by a third-party appraiser.
     In the Fourth quarter of 2010, SMC, with our approval, entered into a contract to sell three (3) of the four (4) properties in the joint venture. The transaction closed in May 2011. At the time of closing, SMC was delinquent with respect to four (4) months of preferred and budgeted common equity payments totaling approximately $0.4 million, as well as default interest of approximately $50,000. At closing we received approximately $6.6 million of gross proceeds and $6.2 million of net proceeds (the offset corresponding to an approximately $0.4 million security deposit held by us) consisting of approximately $5.2 million representing a partial return of our preferred equity investment in the three (3) sold properties, approximately $0.9 million representing our 10% common equity interest in the sold properties and approximately $0.5 million for the outstanding delinquent and default interest payments. Subsequent to the sale of these properties, we still maintain our preferred and common equity interest in the one remaining property.
Note 6 — Identified Intangible Assets — leases in-place, net
In connection with the Tiptree Transaction and the election to use push-down accounting, we undertook an assessment of the allocation of the fair value of the acquired assets as discussed in more detail in Note 3.

The following table summarizes the Company’s identified intangible assets as of March 31, 2011 (in thousands):

Lease in-place - including above market leases of $2,674	$6,693
Accumulated amortization	(345)

$6,348

The Company amortizes this intangible asset over the terms of the underlying lease on a straight-line basis at the monthly amount of approximately $43,000 (or approximately $0.5 million annually through June 2023). For the three months ended March 31, 2011 approximately $52,000 of the amortization for above-market leases reduced rental income.
Note 7 — Borrowings under Mortgage Notes Payable
     On June 26, 2008, in connection with the acquisition of the initial 12 properties from Bickford Senior Living Group LLC (discussed in Note 3), we entered into a mortgage loan with Red Mortgage Capital, Inc. in the principal amount of $74.6 million. The mortgage loan has a fixed interest rate of 6.845% and provides for one year of interest only debt service. Thereafter, commencing in July 2009, the mortgage loan requires a fixed monthly payment of approximately $0.5 million for both principal and interest, until maturity in July 2015 at which time the then outstanding balance of $69.6 million is due and payable. In addition, we are required to make monthly escrow payments for taxes and reserves for which we are reimbursed by Bickford Master I, LLC, an affiliate of Bickford Senior Living Group, LLC and the master lessee under our triple net lease (the “Master Lessee”). The mortgage loan is collateralized by the 12 properties.
     On September 30, 2008, we acquired two (2) additional properties from Bickford Senior Living Group, LLC and entered into a second mortgage loan with Red Mortgage Capital, Inc. in the principal amount of $7.6 million. The mortgage loan has a fixed interest rate of 7.17% and provides for a fixed monthly debt service payment of approximately $52,000 for principal and interest until the maturity in July 2015 when the then outstanding balance of $7.1 million is due and payable. In addition, we are required to make monthly escrow payments for taxes and reserves for which we are reimbursed by the Master Lessee. The mortgage loan is collateralized by the two (2) properties.
     As a result of the election to utilize push down accounting in connection with the Tiptree Transaction, the aforementioned mortgage notes payable were recorded at their fair value of approximately $82.1 million, an increase of approximately $0.8 million over the combined amortized loan balances of approximately $81.3 million at August 13, 2010. As of March 31, 2011 approximatley $0.6 million remains to be amortized over the remaining term of the mortgage loans.
Note 8 — Related Party Transactions
Management Agreement with CIT Healthcare LLC
     In connection with our initial public offering, we entered into a management agreement (the “Management Agreement”) with CIT Healthcare, which described the services to be provided by our former manager and its compensation for those services. Under the Management Agreement, CIT Healthcare, subject to the oversight of our Board of Directors, was required to conduct our business affairs in conformity with the policies approved by our Board of Directors. The Management Agreement had an initial term scheduled to expire on June 30, 2010, which would automatically be renewed for one-year terms thereafter unless terminated by us or CIT Healthcare.
     On September 30, 2008, we entered into an amendment (the “Amendment”) to the Management Agreement between ourselves and CIT Healthcare. Pursuant to the terms of the Amendment, the Base Management Fee (as defined in the Management Agreement) payable to the our former Manager under the Management Agreement was reduced from a monthly amount equal to 1/12 of 1.75% of the Company’s equity (as defined in the Management Agreement) to a monthly amount equal to 1/12 of 0.875% of the Company’s equity. In addition, pursuant to the terms of the Amendment, the Incentive Fee (as defined in the Management Agreement) payable to the CIT Healthcare pursuant to the Management Agreement was eliminated and the Termination Fee (as defined in the Management Agreement) payable to CIT Healthcare upon the termination or non-renewal (2) of the Management Agreement was amended to equal the average annual Base Management Fee as earned by CIT Healthcare during the two years immediately preceding the most recently completed fiscal quarter prior to the date of termination times three (3), but in no event less than $15.4 million. No termination fee would be payable if we terminated the Management Agreement for cause.
     In consideration of the Amendment and for CIT Healthcare’s continued and future services to the Company, we granted CIT Healthcare warrants to purchase 435,000 shares of the Company’s common stock at $17.00 per share (the “Warrant”) under the Manager Equity Plan adopted by the Company on June 21, 2007 (the “Manager Equity Plan”). The Warrant, which is immediately exercisable, expires on September 30, 2018 (see Other Transactions with Related Parties below). As part of the Tiptree Transaction, Tiptree acquired the Warrant from CIT Healthcare for $100,000, and was subsequently adjusted to 652,500 shares of the Company’s common stock at $11.33 per share as a result of the three-for-two stock split announced by the Company in September 2010.
     On January 15, 2010, we entered into an Amended and Restated Management Agreement (the “A&R Management Agreement”) with CIT Healthcare. Pursuant to the terms of the A&R Management Agreement, which became effective upon approval of the Company’s plan of liquidation by our stockholders on January 28, 2010, the Base Management Fee was reduced to a monthly amount equal to: (i) $125,000 from February 1, 2010 until the earlier of (x) June 30, 2010 and (y) the date on which four (4) of the Company’s six (6) then-existing investments have been sold; then from such date (ii) $100,000 until the earlier of (x) December 31, 2010 and (y) the date on which five (5) of the Company’s six (6) then-existing investments have been sold; then from such date (iii) $75,000 until the effective date of expiration or earlier termination of the Agreement by either of the Company or CIT Healthcare; provided, however, that notwithstanding the foregoing, the base management fee was to remain at $125,000 per month until the later of: (a) ninety (90) days after the filing by the Company of a Form 15 with the SEC; and (b) the date that the Company is no longer subject to the reporting requirements of the Exchange Act. In addition, the termination fee payable to CIT Healthcare upon the termination or non-renewal of the Management Agreement was replaced by a buyout payment of $7.5 million, payable in installments of: (i) $2.5 million upon approval of the Company’s plan of liquidation by our stockholders; (ii) $2.5 million upon the earlier of (a) April 1, 2010 and (b) the effective date of the termination of the A&R Management Agreement by either of the Company or CIT Healthcare; and (iii) $2.5 million upon the earlier of (a) June 30, 2011 and (b) the effective date of the termination of the A&R Management Agreement by either the Company or CIT Healthcare. The A&R Management Agreement also provided CIT Healthcare with an incentive fee of $1.5 million if: (i) at any time prior to December 31, 2010, the aggregate cash dividends paid to the Company’s stockholders since the effective date of the A&R Management Agreement equaled or exceeded $9.25 per share or (ii) as of December 31, 2010, the sum of: (x) the aggregate cash dividends paid to the Company’s stockholders since the effective date of the A&R Management Agreement and (y) the aggregate distributable cash equals or exceeds $9.25 per share. In the event that the aggregate distributable cash equaled or exceeded $9.25 per share but for the impact of payment of a $1.5 million incentive fee, the Company shall have paid CIT Healthcare an incentive fee in an amount that allows the aggregate distributable cash to equal $9.25 per share. Under the A&R Management Agreement, the mortgage purchase agreement between us and CIT Healthcare was terminated and all outstanding notices of our intent to sell additional loans to CIT Healthcare were rescinded. The A&R Management Agreement was to continue in effect, unless earlier terminated in accordance with the terms thereof, until December 31, 2011. The share prices discussed above are not adjusted for the Company’s three-for-two stock split announced in September 2010.
     On November 4, 2010, the Company entered into a Termination, Cooperation and Confidentiality Agreement (the “CIT Termination Agreement”) with CIT Healthcare. Pursuant to the CIT Termination Agreement, the parties terminated the A&R Management Agreement on November 16, 2010 (the “Termination Effective Date”). The CIT Termination Agreement also provides for: (i) a 180 day cooperation period beginning on the Termination Effective Date relating to the transition of Care from an externally managed REIT to a hybrid management structure consisting of senior management becoming employees of the Company and the Company entering into a services agreement (the “Services Agreement”) with TREIT Management, LLC (TREIT”, which is an affiliate of Tiptree Capital Management LLC (“Tiptree Capital” by which Tiptree is externally managed) as described in more detail below; (ii) a two (2) year mutual confidentiality period; and (iii) a mutual release of all claims related to CIT Healthcare’s management of the Company. Under the CIT Termination Agreement, the parties agreed that in lieu of the payments otherwise required under the termination provisions of the A&R Management Agreement, the Company would pay to CIT Healthcare on the Termination Effective Date $2.4 million plus any earned but unpaid monthly installments of the base management fee due under the A&R Management Agreement. Those amounts were paid in full in November 2010. The Company previously paid $5.0 million of the buyout fee during the first two quarters of 2010.

     For the periods ended March 31, 2011 and 2010, we recognized $0 and $7.9 million in management and buyout fees paid to CIT Healthcare, respectively. Included within the payments to CIT Healthcare was reimbursement for certain expenses detailed in the Management Agreement and subsequent amendments, such as rent, utilities, office furniture, equipment, and overhead, among others, required for our operations.
Services Agreement with TREIT Management LLC
     On November 4, 2010, the Company entered into a Services Agreement with TREIT pursuant to which TREIT will provide certain advisory services related to the Company’s business beginning on the Termination Effective Date. For such services, the Company will pay TREIT a monthly base services fee in arrears of one-twelfth of 0.5% of the Company’s Equity (as defined in the Services Agreement) and a quarterly incentive fee of 15% of the Company’s AFFO Plus Gain/(Loss) On Sale (as defined in the Services Agreement) so long as and to the extent that the Company’s AFFO Plus Gain /(Loss) on Sale exceeds an amount equal to Equity multiplied by the Hurdle Rate (as defined in the Services Agreement). Twenty percent (20%) of any such incentive fee shall be paid in shares of common stock of the Company, unless a greater percentage is requested by TREIT and approved by an independent committee of directors. The initial term of the Services Agreement extends until December 31, 2013. Unless terminated earlier in accordance with its terms, the Services Agreement will be automatically renewed for one year periods following such date unless either party elects not to renew. If the Company elects to terminate without cause, or elects not to renew the Services Agreement, a Termination Fee (as defined in the Services Agreement) shall be payable by the Company to TREIT.
     For the three-month periods ended March 31, 2011 and March 31, 2010, we incurred $0.1 million and $0 in service fee expense to TREIT. In addition, during the three month period ended March 31, 2011, the Company incurred an incentive fee payable to TREIT of approximately $0.3 million, of which 20% will be distributed in the Company’s stock during the Company’s second fiscal quarter of 2011.
Other Transactions with Related Parties
     In connection with the Tiptree Transaction, CIT Healthcare sold warrants to purchase 435,000 shares of the Company’s common stock at $17.00 per share (the “Warrant”) under the Manager Equity Plan adopted by the Company on June 21, 2007 (the “Manager Equity Plan”). The Warrant, which was granted to CIT Healthcare by the Company as consideration for amendments to earlier versions of the Management Agreement, and which was immediately exercisable, expires on September 30, 2018 and was adjusted to 652,500 shares of the Company’s common stock at $11.33 per share as a result of the three for two stock split announced by the Company in September 2010.
     In accordance with ASC 505-50, the Company used the Black-Scholes option pricing model to measure the fair value of the Warrant on the date of the Tiptree Transaction. The Black-Scholes model valued the Warrant using the following assumptions at the fair value date of August 13, 2010:

Volatility		20.1%
Expected Dividend Yield		7.59%
Risk-free Rate of Return		3.6%
Current Market Prices		$8.96
Strike Price		$17.00
Term of Warrant	8.14	years
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
     Investments in loan —At March 31, 2011 and December 31, 2010, we valued our remaining loan at amortized cost, less allowances for unrealized losses. For purposes of both determining value on August 13, 2010 and the amount of the subsequent allowance for unrealized losses, we utilized internal modeling factors using level 3 inputs. Prior to September 30, 2010, we valued our loan(s) at the lower of cost or market (“LOCOM”). Such valuations were determined primarily on appraisals from third parties as investing in healthcare-related commercial mortgage debt is transacted through an over-the-counter market with minimal pricing transparency. Loans are infrequently traded and market quotes are not widely available and disseminated.
     Obligation to issue operating partnership units — the fair value of our obligation to issue OP Units is based on an internally developed valuation model, as quoted market prices are not available nor are quoted prices available for similar liabilities. Our model involves the use of management estimates as well as some Level 2 inputs. The variables in the model include the estimated release dates of the shares out of escrow, based on the expected performance of the underlying properties, a discount factor of approximately 19% as of March 31, 2011 and 21% as of December 31, 2010, and the market price and expected quarterly dividend of Care’s common shares at each measurement date. As discussed above in Note 5 — Investments in Partially-Owned Entities - Cambridge Medical Office Building Portfolio, pursuant to the Omnibus Agreement as of April 15, 2011, the number of operating partnership units outstanding was reduced to 200,000 and the terms of such operating partnership units were altered to eliminate any conversion right and provided for forfeiture of those units upon the occurrence of certain events.
     ASC 820-10-50-2(bb) (“ASC 820”) requires disclosure of the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for the transfers. In addition ASC 820 requires entities to separately disclose, in their roll-forward reconciliation of Level 3 fair value measurements, changes attributable to transfers in and/or out of Level 3 and the reasons for those transfers. Significant transfers into a level must be disclosed separately from transfers out of a level. We had no transfers between levels for the three (3) month period ended March 31, 2011.
     The following table presents the Company’s financial instruments carried at fair value on the consolidated balance sheets as of March 31, 2011 and December 31, 2010:

	Fair Value at March 31, 2011 (Successor)
($ in millions)	Level 1	Level 2	Level 3	Total
Liabilities
Obligation to issue operating partnership units(1)	$—	$—	$2.4	$2.4

	Fair Value at December 31, 2010 (Successor)
	Level 1	Level 2	Level 3	Total
Liabilities
Obligation to issue operating partnership units(1)	$—	$—	$2.1	$2.1

(1)	For the period ended March 31, 2011, we recorded an unrealized loss of approximately $0.3 million on revaluation and for the period ended December 31, 2010 an unrealized gain of approximately $0.8 million on revaluation.
     The table below present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs during the three month period ended March 31, 2011. Level 3 instruments presented in the tables include a liability to issue operating partnership units, which are carried at fair value. The Level 3 instruments were valued using internally developed valuation models that, in management’s judgment, reflect the assumptions a marketplace participant would use at March 31, 2011:

Obligation to
Level 3 Instruments	Issue
Fair Value Measurements	Partnership
(dollars in millions)	Units
Balance, December 31, 2010	$(2.1)

Balance, March 31, 2011	$(2.4)

Net change in unrealized loss from obligations owed at March 31, 2011	$(0.3)

Estimates and other assets and liabilities in financial statements
     In addition we are required to disclose fair value information about financial instruments, whether or not recognized in the financial statements, for which it is practical to estimate that value. In cases where quoted market prices are not available, fair value is based upon the application of discount rates to estimated future cash flows based on market yields or other appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
     In addition to the amounts reflected in the financial statements at fair value as provided above, cash and cash equivalents, accrued interest receivable, accounts payable and other liabilities reasonably approximate their fair values due to the short maturities of these items. The mortgage notes payable of approximately $73.8 million and approximately $7.5 million that were used to finance the acquisitions of the Bickford properties on June 26, 2008 and September 30, 2008, respectively, were revalued in connection with the Tiptree Transaction and our election to utilize push-down accounting and determined to have combined fair value of approximately $82.1 million on August 13, 2010 and a combined fair value of approximately $80.5 million as of March 31, 2011. The fair value of the debt was calculated by determining the present value of the agreed upon cash flows at a discount rate reflective of financing terms currently available to us for collateral with the similar credit and quality characteristics.
     The Company is exposed to certain risks relating to its ongoing business. The primary risk which may be managed by using derivative instruments is interest rate risk. We may enter into interest rate swaps, caps, floors or similar instruments to manage interest rate risk associated with the Company’s borrowings. The company has no interest rate derivatives in place as of March 31, 2011 or December 31, 2010.
     We are required to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. As of March 31, 2011, the Company has only one derivative instrument which pertains to the operating partnership units issued in conjunction with the Cambridge investment. The Company has not designated this derivative instrument as a hedging instrument. Accordingly, our consolidated financial statements include the following fair value amounts and reflect gains and losses associated with the aforementioned derivative instrument (dollars in thousands):

	March 31,		December 31,
	2011		2010
	(Successor)		(Successor)
	Balance		Balance
Derivatives not designated as	Sheet	Fair	Sheet	Fair
hedging instruments	Location	Value	Location	Value
Operating Partnership Units	Obligation to issue operating partnership units	$(2,351)	Obligation to issue operating partnership units	$(2,095)
Note 10 — Stockholders’ Equity
     Our authorized capital stock consists of 100,000,000 shares of preferred stock, $0.001 par value and 250,000,000 shares of common stock, $0.001 par value. As of March 31, 2011, no shares of preferred stock were issued and outstanding and 10,142,137 shares of common stock were issued and outstanding, respectively.
     On December 10, 2009, the Company granted special transaction performance share awards to plan participants for an aggregate amount of 15,000 shares at target levels and an aggregate maximum amount of 30,000 shares. On February 23, 2010, the terms of the awards were modified such that the awards were triggered upon the execution, during 2010, of one or more of the following transactions that resulted in liquidity to the Company’s stockholders within the parameters expressed in the special transaction performance share awards agreement: (i) a merger or other business combination resulting in the disposition of all of the issued and outstanding equity securities of the Company, (ii) a tender offer made directly to the Company’s stockholders either by the Company or a third party for at least a majority of the Company’s issued and outstanding common stock, or (iii) the declaration of aggregate distributions by the Company’s Board equal to or exceeding $8.00 per share. Two thousand of these shares were forfeited and the maximum target level was reached when the tender offer transaction and sale of shares to Tiptree was completed on August 13, 2010, triggering the issuance of the aggregate maximum 28,000 shares on that day. The performance share awards were settled prior to the Company’s three-for-two stock split announced in September 2010.
     On January 3, 2011, the Company awarded a total of 73,999 shares to four (4) of its employees in accordance with their employment agreements. The issuance of such shares was treated as compensation expense in the fourth quarter of 2010.
     As of March 31, 2011, 161,359 shares equity remain available for future issuances under the Equity Plan and 282,945 shares remain available for future issuances under the Manager Plan. The amounts available for issuance under the equity plan were not impacted by the Company’s three-for-two stock split announced in September 2010.

Shares Issued to Directors for Board Fees:
     On January 3, 2011 and April 6, 2011, 3,156 and 2,912 shares, respectively, of common stock with a combined aggregate fair value of approximately $30,000 were granted to our independent directors as part of their annual retainer. Each independent director receives an annual base retainer of $50,000, payable quarterly in arrears, of which 70% is paid in cash and 30% in shares of Care common stock. Shares granted as part of the annual retainer vest immediately and are included in general and administrative expense.
Note 11 — Loss per Share (in thousands, except share and per share data)

	Three Months Ended
	March 31, 2011	March 31, 2010
Loss per share — basic and diluted	$(0.11)	$(0.28)

Numerator
Net loss	$(1,113)	$(8,430)

Denominator
Weighted average common shares outstanding basic and diluted	10,140,422	30,310,490

Diluted loss per share was the same as basic loss per share for each period because all outstanding restricted stock awards were anti-dilutive. The weighted average common shares outstanding (basic and diluted) for the three-month period ended March 31, 2010 are adjusted to reflect the Company’s three-for-two stock split announced in September 2010. The periods above exclude the dilutive effect of warrants convertible into 652,500 shares because the exercise price was more than the average market price. Also excluded are operating partnership units issued to Cambridge that are held in escrow.
Note 12 — Commitments and Contingencies
     As of March 31, 2011, Care was obligated to provide approximately $0.9 million in tenant improvements related to our purchase of the Cambridge properties. As discussed above in Note 5 — Investments in Partially Owned Entities; Cambridge Medical Office Building Portfolio, this obligation was eliminated as of April 15, 2011 in conjunction with the execution of the Omnibus Agreement.
     On November 4, 2010, the Company entered into a Services Agreement with TREIT pursuant to which TREIT will provide certain advisory services related to the Company’s business beginning upon the effective termination of CIT Healthcare as our external manager. For such services, the Company will pay TREIT a monthly base services fee in arrears of one-twelfth of 0.5% of the Company’s Equity (as defined in the Services Agreement) and a quarterly incentive fee of 15% of the Company’s AFFO Plus Gain/(Loss) On Sale (as defined in the Services Agreement) so long as and to the extent that the Company’s AFFO Plus Gain / (Loss) on Sale exceeds an amount equal to Equity multiplied by the Hurdle Rate (as defined in the Services Agreement). Twenty percent (20%) of any such incentive fee shall be paid in shares of common stock of the Company, unless a greater percentage is requested by TREIT and approved by an independent committee of directors. The initial term of the Services Agreement extends until December 31, 2013, unless terminated earlier in accordance with the terms of the Services Agreement and will be automatically renewed for one year periods following such date unless either party elects not to renew the Services Agreement in accordance with its terms. If the Company elects to terminate without cause, or elects not to renew the Services Agreement, a Termination Fee (as defined in the Services Agreement) shall be payable by the Company to TREIT.
     The table below summarizes our remaining contractual obligations as of March 31, 2011.

Amounts in millions	2011	2012	2013	2014	2015	2016	Thereafter
Commitment to fund tenant improvements	$0.9	$—	$—	$—	$—	$—	$—
Mortgage notes payable	4.9	6.5	6.5	6.5	80.4	—	—
TREIT Base service fee(1)	0.3	0.4	0.4	—	—	—	—
Company Office Lease	0.2	0.2	0.2	0.2	0.2	0.2	0.5

(1)	Subject to increase based on increases in shareholders’ equity. In 2014 and 2015, TREIT will receive either (i) the termination fee in the event of non-renewal, or (ii) the base service fee in the event of renewal by the Company. The termination fee payable to TREIT in the event of non-renewal of the Services Agreement by the Company is not fixed and determinable and is therefore not included in the table.

Class-action litigation
     On September 18, 2007, a class action complaint for violations of federal securities laws was filed in the United States District Court, Southern District of New York alleging that the Registration Statement relating to the initial public offering of shares of our common stock, filed on June 21, 2007, failed to disclose that certain of the assets in the contributed portfolio were materially impaired and overvalued and that we were experiencing increasing difficulty in securing our warehouse financing lines. On January 18, 2008, the court entered an order appointing co-lead plaintiffs and co-lead counsel. On February 19, 2008, the co-lead plaintiffs filed an amended complaint citing additional evidentiary support for the allegations in the complaint. It has been our position throughout that the complaint and allegations were without merit and, accordingly, our intent was to defend against the complaint and allegations vigorously. The parties filed various motions between April 2008 and July 2010. The plaintiffs filed an opposition to our motion to dismiss on July 9, 2008, to which we filed our reply on September 10, 2008. On March 4, 2009, the court denied our motion to dismiss. Care filed its answer on April 15, 2009. At a conference held on May 15, 2009, the Court ordered the parties to make a joint submission (the “Joint Statement”) setting forth: (i) the specific statements that Plaintiffs claim are false and misleading; (ii) the facts on which plaintiffs rely as showing each alleged misstatement was false and misleading; and (iii) the facts on which Defendants rely as showing those statements were true. The parties filed the Joint Statement on June 3, 2009. On July 31, 2009, the parties entered into a stipulation that narrowed the scope of the proceeding to the single issue of the warehouse financing disclosure in the Registration Statement. Fact discovery closed on April 23, 2010.
     Care filed a motion for summary judgment on July 9, 2010. By Opinion and Order dated December 22, 2010, the Court granted Care summary judgment motion in its entirety and directed the Clerk of the Court to enter judgment accordingly.
     On January 11, 2011, the parties entered into a stipulation ending the litigation. In the stipulation: (i) plaintiffs waived any and all appeal rights that they had in the action, including, without limitation, the right to appeal any portion of the Court’s Opinion and Order granting Care’s summary judgment or the judgment entered by the Clerk; (ii) Care waived any and all rights that they had to seek sanctions of any form against plaintiffs or their counsel in connection with the action; and (iii) each party agreed it would bear its own fees and costs in connection with the action. The stipulation was so ordered by the Court on January 12, 2011, bringing the litigation to a close.
Cambridge litigation
     On November 25, 2009, we filed a lawsuit in the U.S. District Court for the Northern District of Texas against Mr. Jean-Claude Saada and 13 of his companies (the “Saada Parties”), seeking various declaratory judgments relating to our various partnership agreements with respect to the Cambridge Medical Office Building Portfolio.
     As discussed above in Note 5, Investment in Partially Owned Entities; Cambridge Medical Office Building Portfolio, we entered into an Omnibus Agreement with the Cambridge parties effective as of April 15, 2011 which included a settlement of the Cambridge litigation.
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
Note 13 — Subsequent Events
     On May 9, 2011, the Company declared a cash dividend of $0.135 per common shareholder with a record date of May 24, 2011.

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
Overview
     Care Investment Trust Inc. (all references to “Care”, “the Company”, “we”, “us”, and “our” means Care Investment Trust Inc. and its subsidiaries) is a healthcare equity REIT formed to invest in healthcare-related real estate. The Company, which utilizes a hybrid management structure containing components of both internal and external management, was incorporated in Maryland in March 2007 and completed its initial public offering on June 22, 2007.
     We were originally structured as an externally-managed REIT positioned to make mortgage investments in healthcare-related properties, and to invest in healthcare-related real estate, through utilizing the origination platform of our then external manager, CIT Healthcare LLC (“CIT Healthcare”), a wholly-owned subsidiary of CIT Group Inc. (“CIT”). We acquired our initial portfolio of mortgage loan assets from CIT Healthcare in exchange for cash proceeds from our initial public offering and common stock. In response to dislocations in the overall credit market, and in particular the securitized financing markets, in late 2007, we redirected our focus to place greater emphasis on equity investments in healthcare-related real estate. In 2008, we completed this transition into becoming an equity REIT by making our mortgage loan portfolio available for sale and fully shifting our strategy from investing in mortgage loans to acquiring healthcare-related real estate.
     On March 16, 2010, we entered into a definitive purchase and sale agreement with Tiptree Financial Partners, L.P. (“Tiptree”) under which we agreed to sell a significant amount of newly issued common stock to Tiptree at (the “Tender Offer”) $9.00 per share (prior to the Company’s announcement of a three-for-two stock split in September 2010) and to commence a cash tender offer for up to all (the “Tiptree Transaction”) of our outstanding common stock at $9.00 per share (prior to the Company’s announcement of a three-for-two stock split in September 2010). This change of control was completed on August 13, 2010. A total of approximately 19.74 million shares of our common stock, representing approximately 97.4% of our outstanding common stock, were tendered by our stockholders in the Tender Offer and approximately 6.19 million of newly issued shares of our common stock, representing approximately 92.2% of our outstanding common stock, after taking into consideration the effect of the tender offer, were issued to Tiptree in exchange for cash proceeds of approximately $55.67 million.
     On November 4, 2010, in conjunction with the change of control, we entered into a termination, cooperation and confidentiality agreement with CIT Healthcare terminating CIT Healthcare as our external manager as of November 16, 2010. A hybrid management structure was put into place with senior management being internalized and the Company entering into a services agreement with TREIT Management, LLC (“TREIT,” which is an affiliate of Tiptree Capital Management, LLC (“Tiptree Capital”), by which Tiptree is externally managed).
     As of March 31, 2011, we maintained a diversified investment portfolio consisting of approximately $37.0 million (24%) in unconsolidated joint ventures that own real estate, approximately $111.3 million (71%) in wholly owned real estate and approximately $7.3 million (5%) in mortgage loans. Due to the Tiptree Transaction and our election to utilize push-down accounting, our entire portfolio was revalued as of August 13, 2010 based on the estimated fair market value of each asset on such date. Our current investments in healthcare-related real estate include medical office buildings, assisted living facilities, independent living facilities and alzheimer facilities. Our remaining mortgage investment is primarily secured by a portfolio of skilled nursing and assisted living facilities and senior apartments.
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

Critical Accounting Policies
     A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2010 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no significant changes to those policies during the three-month period ended March 31, 2011.
Results of Operations
Comparison of the three months ended March 31, 2011 and the three months ended March 31, 2010
Revenue
     During the three month period ended March 31, 2011, we recognized $3.3 million of rental revenue on the Bickford properties, as compared with $3.2 million during the comparable period in 2010. Included in the revenue for each period are approximately $0.3 million of taxes, insurance and other escrows which we collect on behalf of our tenant in our wholly-owned properties and pass through to our mortgage lender to be paid upon coming due.
     We earned investment income on our remaining mortgage investment of $0.2 million for the three month period ended March 31, 2011 as compared with $0.7 million for the three months ended March 31, 2010, a decrease of approximately $0.5 million. The decrease in income related to our mortgage portfolio is primarily attributable to a lower average outstanding principal loan balance during the three month period ended March 31, 2011 as compared with the comparable period during 2010, which was the result of loan maturities and loan sales that occurred during the first quarter of 2010 in connection with the company’s decision to shift our operating strategy to place greater emphasis on acquiring high quality healthcare-related real estate investments and away from mortgage investments. Our remaining mortgage loan is variable rate based on LIBOR, and at March 31, 2011, had a weighted average spread of 4.06% over one-month LIBOR, with an effective yield of 4.30% and is scheduled to mature on July 20, 2011, as extended. The effective yield on our mortgage portfolio at the period ended March 31, 2010 was 4.41%.
Expenses
     For the three months ended March 31, 2011, we recorded base services fee expense payable to our advisor, TREIT, under our services agreement of $0.1 million as compared with management fee expense payable to our former manager, CIT Healthcare, under our management agreement of $0.4 million for the three month period ended March 31, 2010, a decrease of approximately $0.3 million. The decrease in fee expense is primarily attributable to the reduction in the monthly fee arrangement with our advisor as compared to our former manager. We also recorded a buyout payment expense of $7.5 million for the three month period ended March 31, 2010 in connection with our obligation to CIT Healthcare upon termination of the Management Agreement that did not recur during the comparable period in 2011.
     For the three month period ended March 31, 2011, we also incurred incentive fee expense payable to TREIT of approximately $0.3 million, of which approximately $0.2 million was to be paid in cash and approximately $0.1 million to be paid in stock as stock-based compensation, during the Company’s second fiscal quarter of 2011, as per the terms of our services agreement, which expense did not occur during the three months ended March 31, 2010.
     Marketing, general and administrative expenses were $1.1 million for the quarter ended March 31, 2011 and consist of fees for professional services, which include audit, legal and investor relations; Directors & Officers (D&O) and other insurance; general overhead costs for the Company and employee salaries and benefits as well as fees paid to our directors, as compared with $1.8 million for the comparable period ended March 31, 2010, a decrease of approximately $0.7 million. The decrease consists primarily of a reduction in strategic legal and advisory fees, incurred in the first quarter of 2010 in connection with the Tiptree Transaction which we did not incur during the first quarter of 2011, as well as lower expense related to our D&O insurance of approximately $0.1 million. In addition, the Company recognized approximately $0.4 million in employee compensation expense during the three months ended March 31, 2011 which did not occur during the comparable period in 2010 when the Company was externally-managed and did not have any employees. Also included in the marketing, general and administrative expenses similar for each period are approximately $0.3 million of taxes, insurance and other escrows which we collect on behalf of our tenant in our wholly-owned properties and pass through to our mortgage lender to be paid upon coming due. Also, In marketing, general and administrative expenses we recognized stock-based compensation expense of approximately $30,000 for the three month period ended March 31, 2011 consisting of the stock portion of the fees paid to our independent directors as part of their compensation for their service on our board for the fourth quarter of 2010 and the first quarter of 2011, compared with stock-based compensation expense of $63,000 for the three months ended March 31, 2010, a decrease of approximately $33,000. The annual fees paid to our directors were reduced following the Tiptree Transaction. Each independent director is paid a base retainer of $50,000 annually, which is payable 70% in cash and 30% in stock. Payments are made quarterly in arrears. Shares of our common stock issued to our independent directors as part of their annual compensation vest immediately and are expensed by us accordingly.
     The management fees, services fees, incentive fees, expense reimbursements, and the relationship between us and our former Manager and our current advisor, TREIT, are discussed further in Note 8 to the condensed consolidated financial statements.
Loss from investments in partially-owned entities
     For the three-month period ended March 31, 2011, net loss from partially-owned entities amounted to $0.6 million as compared with a loss of $0.6 million for the comparable period in 2010. Our non-cash operating loss with respect to the Cambridge portfolio for the quarter ended March 31, 2011 was $1.1 million, which included $2.6 million attributable to our share of the depreciation and amortization expenses associated with the Cambridge properties, which was partially offset by our share of equity income in the SMC properties of $0.4 million. The SMC equity income includes payment of our preferred and common equity distribution of $0.1 million on which SMC had been delinquent and that we had not previously recognized. Going forward, the impact of the Cambridge portfolio and the SMC properties will change due to the new economic terms contained in the Omnibus Agreement and the sale of three of our four SMC properties, respectively (see also Note 5 to the condensed consolidated financial statements).
Unrealized loss on derivatives
     We recognized a $0.3 million unrealized loss on the fair value of our obligation to issue partnership units related to the Cambridge transaction for the three month period ended March 31, 2011 as compared with an unrealized loss of $0.6 million for the three months ended March 31, 2010, a decrease of approximately $0.3 million. Pursuant to the terms of the Omnibus Agreement, the valuation and accounting for of the operating partnership units will change in the second quarter of 2011.
Interest Expense
     We incurred interest expense of $1.4 million for the three month period ended March 31, 2011 as compared with interest expense of $1.4 million for the three month period ended March 31, 2010. Interest expense for the quarter was primarily related to the interest payable on the mortgage debt which was incurred for the acquisition of 14 facilities from Bickford.
Liquidity and Capital Resources
     Cash and cash equivalents were $8.3 million at March 31, 2011 as compared with $136.6 million at March 31, 2010, a decrease of approximately $128.3 million. During the first three months of 2011, cash of approximately $2.4 million and approximately $1.1million was generated from operating activities and investing activities, respectively, and was offset by $0.2 million used in financing activities during the period.
     Net cash provided by operating activities for the three months ended March 31, 2011 amounted to $2.4 million as compared with $1.0 million used in operating activities for the three months ended March 31, 2010, an increase of approximately $3.4 million. Net loss before adjustments was $1.1 million. Equity in the operating results of, and distributions from, investments in partially-owned entities added $2.2 million. Non-cash charges for straight-line effects of lease revenue, stock based compensation, unrealized loss on derivative instruments, increase in amounts due from partially owned-entities and depreciation and amortization provided $0.3 million. The net change in operating assets and liabilities provided $1.0 million and consisted of a decrease in accrued interest receivable and other assets of $0.4 million and an increase in accounts payable and accrued expenses of $0.4 million and an increase in other liabilities, including amounts due to a related party, of approximately $0.2 million.
     Net cash provided by investing activities for the three months ended March 31, 2011 was $1.1 million as compared with $15.8 million for the three months ended March 31, 2010, a decrease of approximately $14.7 million. The decrease is primarily attributable to the sale of a loan to a third party for $5.9 million and loan repayments received of $10.4 million, along with new investments of $0.5 which occurred during the first three months of 2010, as compared with loan repayments received of $1.3 million and no sales of loans to third parties, along with fixed asset purchases of $0.2 million during the comparable period in 2011.
     Net cash used in financing activities for the three months ended March 31, 2011 was $0.2 million as compared with net cash used in financing activities of $0.7 million for the three months ended March 31, 2010, a decrease of approximately $0.5 million. The decrease is primarily attributable to treasury stock purchases of $0.5 million during the three month period ended March 31, 2010 which did not occur during the comparable period in 2011.
     There have been no material changes to the Company’s Financial Condition from December 31, 2010.
     Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain loans and other investments, pay dividends and other general business needs. Our primary sources of liquidity are rental income from our real estate properties, distributions from our joint ventures, interest income earned on our mortgage loan investment and interest income earned from our available cash balances. We also obtain liquidity from repayments of principal by our borrower in connection with our remaining mortgage loan. We currently do not have a revolving credit facility or other credit line. As we grow our business, we will likely seek additional capital from public and/or private offerings of common stock and/or preferred stock and will likely seek to procure a revolving credit facility with one or more commercial banks. We may also pursue joint ventures with institutional investors as a means of capitalizing property acquisitions. Finally, we may in the future issue operating partnerships units in either UPREIT or DownREIT transactions, which units could be convertible into our common stock. Management currently believes that the Company has adequate liquidity to meet its current operating and financial needs.
     To maintain our status as a REIT under the Code, we must distribute annually at least 90% of our REIT taxable income. These distribution requirements limit our ability to retain earnings and thereby replenish or increase capital for operations.
Capitalization
     As of March 31, 2011, we had 10,142,137 shares of common stock and no shares of preferred stock outstanding.
Recent Accounting Pronouncements
     In April 2011, FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. ASU 2011-02 provides amendments to Topic 310 to clarify which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. Early adoption is permitted. The Company is evaluating the impact on its results of operations and financial position of the adoption of this standard.

Non-GAAP Financial Measures
Funds from Operations
     Funds From Operations, or FFO, which is a non-GAAP financial measure, is a widely recognized measure of REIT performance. We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts, or NAREIT, which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently.
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
     We believe that FFO and AFFO provide additional measures of our core operating performance by eliminating the impact of certain non-cash expenses and facilitating a comparison of our financial results to those of other comparable REITs with fewer or no non-cash charges and comparison of our own operating results from period to period. The Company uses FFO and AFFO in this way and also uses AFFO as one performance metric in the Company’s executive compensation program. Additionally, the Company believes that its investors also use FFO and AFFO to evaluate and compare the performance of the Company and its peers, and as such, the Company believes that the disclosure of FFO and AFFO is useful to (and expected by) its investors. The Company uses FFO and AFFO in this way, and also uses AFFO as one performance metric in the Company’s executive compensation program as well as a variation of AFFO calculating the Incentive Fee payable to its advisor, TREIT (as adjusted pursuant to the Services Agreement).
     However, the Company cautions that neither FFO nor AFFO represent cash generated from operating activities in accordance with GAAP and they should not be considered as an alternative to net income (determined in accordance with GAAP), or an indication of our cash flow from operating activities (determined in accordance with GAAP), a measure of our liquidity, or an indication of funds available to fund our cash needs, including our ability to make cash distributions. In addition, our methodology for calculating FFO and/or AFFO may differ from the methodologies employed by other REITs to calculate the same or similar supplemental performance measures, and accordingly, our reported FFO and/or AFFO may not be comparable to the FFO and AFFO reported by other REITs.
     The following is a reconciliation of FFO and AFFO to net loss, which is the most directly comparable GAAP performance measure, for the three months ended March 31, 2011 and 2010, respectively (in thousands, except share and per share data):

	For the three months ended
	March 31, 2011
	FFO	AFFO
Net Loss	$(1,113)	$(1,113)
Add:
Depreciation and amortization from partially-owned entities	2,601	2,601
Depreciation and amortization on owned properties	854	854
Stock-based compensation to directors	—	30
Straight-line effect of lease revenue	—	(594)

Excess cash distributions from the Company’s equity method investments	—	1
Change in the obligation to issue OP Units	—	255

Funds From Operations and Adjusted Funds From Operations	$2,342	$2,034

FFO and Adjusted FFO per share basic and diluted	$0.23	$0.20
Weighted average shares outstanding — basic and diluted(1)(2)	10,140,422	10,140,422

	For the three months ended
	March 31, 2010
	FFO	AFFO
Net Loss	$(8,430)	$(8,430)
Add:
Depreciation and amortization from partially-owned entities	2,296	2,296
Depreciation and amortization on owned properties	841	841
Adjustment to valuation allowance for loans carried at LOCOM	—	(745)
Stock-based compensation to directors	—	63
Straight-line effect of lease revenue	—	(570)

Excess cash distributions from the Company’s equity method investments	—	181
Change in the obligation to issue OP Units	—	578
Gain on loans sold	—	(4)

Funds From Operations and Adjusted Funds From Operations	$(5,293)	$(5,790)

FFO and Adjusted FFO per share basic and diluted	$0.18	$0.19
Weighted average shares outstanding — basic and diluted(1)(2)	30,310,490	30,310,490

(1)	The diluted FFO and AFFO per share calculations exclude the dilutive effect of warrants convertible into 652,500 and 435,000 shares for the periods ended March 31, 2011 and March 31, 2010, respectively, because the exercise price was more than the average market price.

(2)	Does not include operating partnership units issued to Cambridge that are held in escrow. See Note 5 to the Condensed Consolidated Financial Statements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
     Market risk includes risks that arise from changes in interest rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risks to which we will be exposed are real estate and interest rate risks.
Real Estate Risk
     The value of owned real estate, commercial mortgage assets and net operating income derived from such properties are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions which may be adversely affected by industry slowdowns and other factors, local real estate conditions (such as an oversupply of retail, industrial, office or other commercial space), changes or continued weakness in specific industry segments, construction quality, age and design, demographic factors, retroactive changes to building or similar codes, and increases in operating expenses (such as energy costs). In the event net operating income decreases, or the value of property held for sale decreases, a tenant or borrower may have difficulty paying our rent or repaying our loans, which could result in losses to us. Even when a property’s net operating income is sufficient to cover the property’s rent or debt service, at the time an investment is made, there can be no assurance that this will continue in the future.
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
     Our operating results will depend in large part on differences between the income from assets in our real estate and mortgage loan portfolio and our borrowing costs. At present, our remaining mortgage loan investment is funded by our equity as restrictive conditions in the securitized debt markets have not enabled us to leverage our mortgage investment as we originally intended. Accordingly, the income we earn on our mortgage investment is subject to variability in interest rates. At current investment levels, changes in one month LIBOR at the magnitudes listed would have the following estimated effect on our annual income from our loan investment (one-month LIBOR was 0.24% at March 31, 2011):

Increase / (decrease) in
Income
from investments in loans
Increase / (decrease) in one-month LIBOR	(dollars in thousands)
(20) basis points	$(23)
(10) basis points	(12)
Base interest rate	0
+100 basis points	116
+200 basis points	232

     In the event of a significant rising interest rate environment and/or economic downturn, delinquencies and defaults could increase and result in credit losses to us, which could adversely affect our liquidity and operating results. Further, such delinquencies or defaults could have an adverse effect on the spreads between interest-earning assets and interest-bearing liabilities.
     Our funding strategy involves utilizing asset-specific debt to finance our real estate investments. While there has been improvement in the credit markets, the overall availability of liquidity remains constrained due to investor concerns over dislocations in the debt markets and related impact on the overall credit markets. These concerns have materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive. We cannot foresee when credit markets may stabilize and liquidity becomes more readily available.

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
Changes in Internal Control over Financial Reporting
     There has been no change in our internal control over financial reporting during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
ITEM 1. Legal Proceedings
Class-action litigation
     On September 18, 2007, a class action complaint for violations of federal securities laws was filed in the United States District Court, Southern District of New York alleging that the Registration Statement relating to the initial public offering of shares of our common stock, filed on June 21, 2007, failed to disclose that certain of the assets in the contributed portfolio were materially impaired and overvalued and that we were experiencing increasing difficulty in securing our warehouse financing lines. On January 18, 2008, the court entered an order appointing co-lead plaintiffs and co-lead counsel. On February 19, 2008, the co-lead plaintiffs filed an amended complaint citing additional evidentiary support for the allegations in the complaint. We believe the complaint and allegations are without merit and intend to defend against the complaint and allegations vigorously. The parties filed various motions between April 2008 and July 2010. The plaintiffs filed an opposition to our motion to dismiss on July 9, 2008, to which we filed our reply on September 10, 2008. On March 4, 2009, the court denied our motion to dismiss. Care filed its answer on April 15, 2009. At a conference held on May 15, 2009, the Court ordered the parties to make a joint submission (the “Joint Statement”) setting forth: (i) the specific statements that Plaintiffs claim are false and misleading; (ii) the facts on which Plaintiffs rely as showing each alleged misstatement was false and misleading and (iii) the facts on which Defendants rely as showing those statements were true. The parties filed the Joint Statement on June 3, 2009. On July 31, 2009, the parties entered into a stipulation that narrowed the scope of the proceeding to the single issue of the warehouse financing disclosure in the Registration Statement. Fact discovery closed on April 23, 2010.
     Care filed a motion for summary judgment on July 9, 2010. By Opinion and Order dated December 22, 2010, the Court granted Care summary judgment motion in its entirety and directed the Clerk of the Court to enter judgment accordingly.
     On January 11, 2011, the parties entered into a stipulation ending the litigation. In the stipulation: (i) plaintiffs waived any and all appeal rights that they had in the action, including, without limitation, the right to appeal any portion of the Court’s Opinion and Order granting Care’s summary judgment or the judgment entered by the Clerk; (ii) Care waived any and all rights that they had to seek sanctions of any form against plaintiffs or their counsel in connection with the action; and (iii) each party agreed it would bear its own fees and costs in connection with the action. The stipulation was so ordered by the Court on January 12, 2011, bringing the litigation to a close.
Cambridge litigation
     On November 25, 2009, we filed a lawsuit in the U.S. District Court for the Northern District of Texas against Mr. Jean-Claude Saada and 13 of his companies (the “Saada Parties”), seeking various declaratory judgments relating to our various partnership agreements with respect to the Cambridge medical office properties. Saada brought a number of counterclaims against us.
     On April 14, 2011 (effective April 15, 2011) we settled all litigation with Saada and the Cambridge entities, and all litigation between the parties was dismissed with prejudice, ending the litigation.
     Care is not presently involved in any other material litigation nor, to our knowledge, is any material litigation threatened against us or our investments, other than routine litigation arising in the ordinary course of business. Management believes the costs, if any, incurred by us related to litigation will not materially affect our financial position, operating results or liquidity.
ITEM 1A. Risk Factors
     There are no material changes from the risk factors previously disclosed in our 2010 Annual Report on Form 10-K, as filed with the SEC on March 31, 2011.

ITEM 6. Exhibits
     Except as indicated by an asterisk (*), the following exhibits are filed herewith as part of this Form 10-Q.
(a) Exhibits

10.2	Omnibus Agreement dated as of April 15, 2011 among Care Investment Trust Inc., ERC Sub, L.P., Cambridge Holdings, Inc., Jean Claude Saada and affiliates of Cambridge Holdings, Inc. (incorporated by reference)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Care Investment Trust Inc.
May 10, 2011	By:	/s/ Steven M. Sherwyn
Steven M. Sherwyn
Chief Financial Officer

EXHIBIT INDEX
     Except as indicated by an asterisk (*), the following exhibits are filed herewith as part of this Form 10-Q.

Exhibit No.	Description
10.2	Omnibus Agreement dated as of April 15, 2011 among Care Investment Trust Inc., ERC Sub, L.P., Cambridge Holdings, Inc., Jean Claude Saada and affiliates of Cambridge Holdings, Inc. (incorporated by reference)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002