Form 10-Q
period 2011-06-30
Care Investment Trust Inc.
filed 2011-08-10
CIK 1393726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly period ended June 30, 2011

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number: 000-54474
Care Investment Trust Inc.
(Exact name of Registrant as Specified in Its Charter)

Maryland	38-3754322
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

780 Third Avenue, 21st Floor, New York, New York	10017
(Address of Registrant’s principal executive offices)	(zip code)
(212) 446-1410
(Registrant’s telephone number, including area code)
Not applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     (Explanatory Note: The registrant is a voluntary filer and is not subject to the filing requirements of the Securities Exchange Act of 1934. Although not subject to these filing requirements, Care Investment Trust Inc. has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months.)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 8, 2011, there were 10,156,390 shares, par value $0.001, of the registrant’s common stock outstanding.

Care Investment Trust Inc.

Part I — Financial Information
ITEM 1. Financial Statements.
Care Investment Trust Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(dollars in thousands — except share and per share data)

	June 30,	December 31,
	2011	2010
	(Successor)	(Successor)
Assets:
Real Estate:
Land	$5,020	$5,020
Buildings and improvements	102,002	102,002
Less: accumulated depreciation and amortization	(2,845)	(1,293)

Total real estate, net	104,177	105,729
Cash and cash equivalents	13,938	5,032
Investment in loans	6,971	8,552
Investments in partially-owned entities	29,391	39,200
Accrued interest receivable	20	64
Identified intangible assets — leases in place, net	6,218	6,477
Other assets	2,764	1,822

Total Assets	$163,479	$166,876

Liabilities and Stockholders’ Equity
Liabilities:
Mortgage notes payable	$81,240	$81,684
Accounts payable and accrued expenses	1,561	1,570
Accrued expenses payable to related party	225	39
Obligation to issue operating partnership units	463	2,095
Other liabilities	131	525

Total Liabilities	83,620	85,913
Commitments and Contingencies
Stockholders’ Equity
Preferred stock; $0.001 par value, 100,000,000 shares authorized, none issued or outstanding	—	—
Common stock: $0.001 par value, 250,000,000 shares authorized 10,154,294 and 10,064,982 shares issued and outstanding, respectively	11	11
Additional paid-in capital	83,729	83,416
Accumulated deficit	(3,881)	(2,464)

Total Stockholders’ Equity	79,859	80,963

Total Liabilities and Stockholders’ Equity	$163,479	$166,876

See Notes to Condensed Consolidated Financial Statements

Care Investment Trust Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(dollars in thousands — except share and per share data)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
Revenue:
Rental income	$3,276	$3,187	$6,552	$6,401
Income from investments in loans	198	403	443	1,147

Total Revenue	3,474	3,590	6,995	7,548

Expenses
Base management and services fees and buyout payments to related party	99	375	203	8,304
Incentive fee to related party	176	—	481	—
Marketing, general and administrative (including stock-based compensation of $15 and $49 and $45 and $113, respectively)	1,202	2,367	2,340	4,183
Depreciation and amortization	868	841	1,736	1,683
Realized gain on sales and repayments of loans	—	—	—	(4)
Adjustment to valuation allowance on loans held at LOCOM	—	(84)	—	(829)

Operating Expenses	2,345	3,499	4,760	13,337

(Income) or loss from investments in partially-owned entities, net	(1,384)	876	(771)	1,459
Net unrealized (gain) or loss on derivative instruments	—	(310)	255	268
Impairment of investments	77	—	77	—
Interest income	(5)	(31)	(8)	(79)
Interest expense including amortization and write-off of deferred financing costs	1,374	1,458	2,728	2,895

Net income (loss)	$1,067	$(1,902)	$(46)	$(10,332)

Net income or (loss) per share of common stock
Net income (loss), basic	$0.11	$(0.06)	$(0.00)	$(0.34)

Net income (loss), diluted	$0.10	$(0.06)	$(0.00)	$(0.34)

Weighted average common shares outstanding, basic	10,149,562	30,344,489	10,145,018	30,326,975

Weighted average common shares outstanding, diluted	10,167,272	30,344,489	10,145,018	30,326,975

Dividends declared per common share	$0.135	$—	$0.135	$—

See Notes to Condensed Consolidated Financial Statements

Care Investment Trust Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)
(dollars in thousands, except share data)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	$	Capital	Deficit	Total
Balance at December 31, 2010	10,064,982	$11	$83,416	$(2,464)	$80,963
Net loss	—	—	—	(46)	(46)
Stock-based compensation to Directors for services	6,068	*	30	—	30
Stock-based compensation to Employees (1)	73,999	*	*	—	—
Issuance of stock for related party incentive fee (2)	9,245	*	61	—	61
Warrant issued	—	—	222	—	222
Dividends	—	—	—	(1,371)	(1,371)

Balance at June 30, 2011	10,154,294	$11	$83,729	$(3,881)	$79,859

*	Less than $500

(1)	Shares issued to employees on January 3, 2011, pursuant to 2010 employment agreements which was recognized as compensation expense during the fourth quarter of 2010.

(2)	Shares issued to TREIT Management LLC on May 16, 2011 as part of an incentive fee pursuant to the Services Agreement for the three-month period ended March 31, 2011.
See Notes to Condensed Consolidated Financial Statements

Care Investment Trust Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2011	2010
	(Successor)	(Predecessor)
Cash Flow From Operating Activities
Net loss	$(46)	$(10,332)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Increase in deferred rent receivable	(1,189)	(1,139)
Realized gain on sale and repayment of loans	—	(4)
(Income) loss from investments in partially-owned entities	(771)	1,459
Impairment of investments	77	—
Distribution of income from partially-owned entities	2,763	3,469
Amortization of above-market leases	104	—
Amortization and write-off of deferred financing costs	—	65
Amortization of deferred loan fees	—	(15)
Stock-based compensation	30	113
Non-cash incentive fee	61	—
Depreciation and amortization on real estate and fixed assets, including intangible assets	1,736	1,683
Unrealized loss on derivative instruments	255	268
Adjustment to valuation allowance on investment in loans held at LOCOM	—	(829)
Changes in operating assets and liabilities:
Accrued interest receivable	44	121
Other assets	371	848
Accounts payable and accrued expenses	(10)	275
Other liabilities including payable to related parties	(226)	1,394

Net cash provided by (used in) operating activities	3,199	(2,624)

Cash Flow From Investing Activities
Sale of loans to third parties	—	5,880
Fixed asset purchases	(228)	—
Loan repayments	1,582	10,707
Return of investment in partially owned entities	6,093	—
Investments in partially-owned entities	—	(687)

Net cash provided by investing activities	7,447	15,900

Cash Flow From Financing Activities
Principal payments under mortgage notes payable	(369)	(401)
Repurchases of common stock	—	(490)
Dividends paid	(1,371)	(3)

Net cash used in financing activities	(1,740)	(894)

Net increase in cash and cash equivalents	8,906	12,382
Cash and cash equivalents, beginning of period	5,032	122,512

Cash and cash equivalents, end of period	$13,938	$134,894

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$1,419	$2,800

Non-cash financing and investing activities:
Warrant issued	$222	$—

Modification of Operating Partnership Units	$(1,870)	$—

See Notes to Condensed Consolidated Financial Statements

Care Investment Trust Inc. and Subsidiaries — Notes to
Condensed Consolidated Financial Statements (Unaudited)
June 30, 2011
Note 1 — Organization
     Care Investment Trust Inc. (together with its subsidiaries, the “Company” or “Care” unless otherwise indicated or except where the context otherwise requires, “we”, “us” or “our”) is a real estate investment trust (“REIT”) with a geographically diverse portfolio of senior housing and healthcare-related assets in the United States of America. From inception through November 16, 2010, Care was externally managed and advised by CIT Healthcare LLC (“CIT Healthcare”). Upon termination of CIT Healthcare as our external manager, Care moved to a hybrid management structure whereby it internalized its senior management and entered into a services agreement (the “Services Agreement”) with TREIT Management, LLC (“TREIT”), which is an affiliate of Tiptree Capital Management, LLC (“Tiptree Capital”), by which Tiptree Financial Partners, L.P. (“Tiptree”) is externally managed. Tiptree acquired control of Care on August 13, 2010, as discussed further in Note 2. As of June 30, 2011, Care’s portfolio of assets consisted of owned real estate of senior housing facilities and, medical office properties as well as mortgage loans on senior housing facilities and healthcare related assets. Our owned senior housing facilities are leased, under “triple-net” leases, which require the tenants to pay all property-related expenses.
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
     On August 13, 2010, Care completed the sale of control of the Company to Tiptree through a combination of a $55.7 million equity investment by Tiptree in newly issued common stock of the Company at $9.00 per share (prior to the Company’s announcement of a three-for-two stock split in September 2010), and a cash tender (the “Tender Offer”) by the Company for all of the Company’s previously issued and outstanding shares of common stock (the “Tiptree Transaction”). Approximately 97.4% of previously existing stockholders tendered their shares in connection with the Tiptree Transaction, and the Company simultaneously issued to Tiptree approximately 6.19 million newly issued shares of the Company’s common stock, representing ownership of approximately 92.2% of the outstanding common stock of the Company. Pursuant to the Tiptree Transaction, CIT Healthcare ceased management of the Company as of November 16, 2010. Since such time, Care has been managed through a combination of internal management and a services agreement with TREIT.
     The Tiptree Transaction was accounted for as a purchase in accordance with Accounting Standards Codification (“ASC”) 805 Business Combinations, (“ASC 805”) and the purchase price was pushed-down to the Company’s consolidated financial statements in accordance with SEC Staff Accounting Bulletin Topic 5J (“New Basis of Accounting Required in Certain Circumstances”). When using the push-down basis of accounting, the acquired company’s separate financial statements reflect the new accounting basis recorded by the acquiring company. Accordingly, Tiptree’s purchase accounting adjustments have been reflected in the Company’s financial statements for the period commencing on August 13, 2010. The new basis of accounting reflects the estimated fair value of the Company’s assets and liabilities as of the date of the Tiptree Transaction.
     As a result of the Tiptree Transaction, the period from January 1, 2010 to June 30, 2010, for which the Company’s results of operations, financial position and cash flows are presented, is reported as the “Predecessor” period. The period from January 1, 2011 through June 30, 2011, for which the Company’s results of operations, financial position, and cash flows are presented, is reported as the “Successor” period as well as the Company’s financial position as of December 31, 2010.

     The following table shows fair value of assets and liabilities on the date of the Tiptree Transaction resulting in an adjustment to paid-in capital of approximately $22.7 million:

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

     For purposes of determining estimated fair value of the assets and liabilities of the Company as of August 13, 2010, historical values were used for cash and cash equivalents as well as short term receivables and payables, which approximated fair value. For real estate, investments in loans, investments in partially-owned entities, leases in-place and mortgage notes payable, the value for each such item was independently determined using internal models, based on historical operating performance, in order to determine projections for future performance and applying available current market data, including, but not limited to, published industry discount and capitalization rates for similar or comparable items, historical appraisals and applicable interest rates on newly originated mortgage financing as adjusted to take into consideration other relevant variables.
     The accompanying condensed consolidated financial statements are unaudited. In our opinion, all estimates and adjustments (which include fair value adjustments related to the acquisition and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been made. The condensed consolidated balance sheet as of December 31, 2010 has been derived from the audited consolidated balance sheet as of that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2010, as filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the operating results for the full year ending December 31, 2011.
Consolidation
     The consolidated financial statements include our accounts and those of our subsidiaries, which are wholly-owned or controlled by us. All intercompany balances and transactions have been eliminated. Our consolidated financial statements are prepared in accordance with GAAP, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates.

Comprehensive Income
     The Company has no items of other comprehensive income, and accordingly net income (loss) is equal to comprehensive income (loss) for all periods presented.
Cash and Cash Equivalents
     We consider all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. Included in cash and cash equivalents at June 30, 2011 and December 31, 2010, are approximately $0.1 million and $0.5 million, respectively, in customer deposits maintained in an unrestricted account.
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
     Our properties, including any related intangible assets, are regularly reviewed for impairment under ASC 360-10-35-15, Impairment or Disposal of Long-Lived Assets, (“ASC 360-10-35-15”). Impairment exists when the carrying amount of an asset exceeds its fair value. An impairment loss is measured based on the excess of the carrying amount over the fair value. We determine fair value by using a discounted cash flow model and an appropriate discount rate. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. If our anticipated holding periods change or estimated cash flows decline based on market conditions or otherwise, an impairment loss may be recognized.
Investments in Loans
     We account for our investment in loans in accordance with ASC 948, Financial Services — Mortgage Banking (“ASC 948”), which codified the Financial Accounting Standards Board’s (“FASB”) Accounting for Certain Mortgage Banking Activities. Under ASC 948, loans expected to be held for the foreseeable future or to maturity should be held at amortized cost, and all other loans should be held at lower of cost or market (“LOCOM”), measured on an individual basis. In accordance with ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), the Company includes nonperformance risk in calculating fair value adjustments. As specified in ASC 820, the framework for measuring fair value is based on independent observable, if available, or unobservable inputs of market data.
     The Company determined and recorded the fair value of its remaining loan as of August 13, 2010 in conjunction with the Company’s decision to adopt push-down accounting following the Tiptree Transaction, and such loan is carried on the June 30, 2011 and December 31, 2010 balance sheets at its amortized cost basis, net of an allowance recorded in 2010 for unrealized losses of approximately $0.4 million, in accordance with the Company’s intent to hold the loan to maturity.
     For loans held-for-investment, interest income is recognized using the interest method or on a basis approximating a level rate of return over the term of the loan. Nonaccrual loans are those on which the accrual of interest has been suspended. Loans are placed on nonaccrual status and considered nonperforming when full payment of principal and interest is in doubt, or when principal or interest is 90 days or more past due and collateral, if any, is insufficient to cover principal and interest. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed against interest income. In addition, the amortization of net deferred loan fees is suspended. Interest income on nonaccrual loans may be recognized only to the extent it is received in cash. However, where there is doubt regarding the ultimate collectability of loan principal, cash receipts on such nonaccrual loans are applied to reduce the carrying value of such loans. Nonaccrual loans may be returned to accrual status when repayment is reasonably assured and there has been demonstrated performance under the terms of the loan or, if applicable, the restructured terms of such loan. The Company did not have any loans on non-accrual status as of June 30, 2011 and December 31, 2010.

     Currently, our intent is to hold our remaining loan investment, in which we are a participant in a larger credit facility, to maturity, and we have therefore reflected this investment at its amortized cost basis on the June 30, 2011 and December 31, 2010 consolidated balance sheets. Investments in the loans amounted to approximately $7.0 million and approximately $8.6 million at June 30, 2011 and December 31, 2010, respectively. This mortgage loan was originally scheduled to mature on February 1, 2011. The loan maturity has been extended several times, most recently to August 19, 2011, and the parties are currently negotiating an extension of the credit facility through October 15, 2011. In the course of negotiations, one of the borrowers filed a lawsuit in which three (3) of the four (4) lenders in the credit facility are named. While Care is not named in the lawsuit, the Company does have certain indemnification obligations to one of the named syndicated lenders (see Notes 4 and 12). As part of an earlier extension, default interest shall accrue and is not paid currently. Accordingly, amounts attributable to default interest shall not be recognized until received. In addition, in February 2011, the lender consortium agreed to liquidate an existing capital expense reserve. Our share of this reserve was approximately $1.0 million, which we received in February 2011 and treated as a partial principal pay down.
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
Investment in Partially-Owned Entities
     We invest in preferred equity interests that allow us to participate in a percentage of the underlying property’s cash flows from operations and proceeds from a sale or refinancing. At the inception of the investment, we must determine whether such investment should be accounted for as a loan, joint venture or as real estate. Care held two equity investments as of June 30, 2011 and December 31, 2010 and accounts for both such investments under the equity method.
     The Company assesses whether there are indicators that the value of its partially owned entities may be impaired. An investment’s value is impaired if the Company determines that a decline in the value of the investment below its carrying value is other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the estimated value of the investment. The Company recognized an impairment on investments of its partially owned entities of approximately $0.1 million for the three and six month periods ended June 30, 2011 related to the Company’s SMC investment due to lower occupancy.
Derivative Instruments — Obligation to issue Operating Partnership Units
     We account for derivative instruments in accordance with ASC 815, Derivatives and Hedging (“ASC 815”). In the normal course of business, we may use a variety of derivative instruments to manage, or hedge, interest rate risk. We will require that hedging derivative instruments be effective in reducing the interest rate risk exposure they are designated to hedge. This effectiveness is essential for qualifying for hedge accounting. Some derivative instruments may be associated with an anticipated transaction. In those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction will occur. Instruments that meet these hedging criteria will be formally designated as hedges at the inception of the derivative contract.
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
     We may use a variety of commonly used derivative products that are considered “plain vanilla” derivatives. These derivatives typically include interest rate swaps, caps, collars and floors. We expressly prohibit the use of unconventional derivative instruments and using derivative instruments for trading or speculative purposes. Further, we have a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors; therefore, we do not anticipate nonperformance by any of our counterparties.
     As of and for the periods ending June 30, 2011 and December 31, 2010, we were not party to any derivative instruments, except for the operating partnership units issued in conjunction with the Cambridge investment as described in Note 5.
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
     All tax years from 2007 forward remain open for examination by Federal, state and local taxing authorities. The Company does not have any uncertain tax positions as of June 30, 2011.
Earnings per Share
     We present basic earnings per share or EPS in accordance with ASC 260, Earnings per Share (“ASC 260”). Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur, if securities or other contracts to issue common stock were exercised or converted into common stock where such exercise or conversion would result in a lower EPS amount. For the three months ended June 30, 2011, the original operating partnership units issued at the time we acquired the Cambridge investment (and which are no longer convertible into the Company’s common stock as of April 15, 2011) were not dilutive to EPS. For the six month period ended June 30, 2011 and the three and six month periods ended June 30, 2010, basic and diluted EPS did not include operating partnership units that were outstanding prior to April 15, 2011 as they were anti-dilutive. For the three month period ended June 30, 2011, diluted EPS included the warrant issued to Cambridge (The “Warrant”) as part of the restructuring of our investment because the average market price was more than the exercise price. For the six month period ended June 30, 2011, basic and diluted EPS did not include the Warrant issued to Cambridge as it was anti-dilutive.
     As described in Note 5, on April 14, 2011 (effective April 15, 2011), our Cambridge investment was restructured and the operating partnership units issued in connection with the Cambridge investment are no longer redeemable for or convertible into shares of our common stock.
Use of Estimates
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Significant estimates are made for the valuation allowance on investment in loans, valuation of financial instruments, fair value assessments with respect to the Company’s decision to implement push-down accounting as part of its change of control and impairment assessments. Actual results could differ from those estimates.
Concentrations of Credit Risk
     Real estate and financial instruments, primarily consisting of cash, mortgage loan investments and interest receivable, potentially subject us to concentrations of credit risk. We may place our cash investments in excess of insured amounts with high quality financial institutions. We perform ongoing analysis of credit risk concentrations in our real estate and loan investment portfolios by evaluating exposure to various markets, underlying property types, investment structure, term, sponsors, tenant mix and other credit metrics. The collateral securing our investments in loans are real estate properties located in the United States of America.
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
Recent Accounting Pronouncements
     In April 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“ASU 2011-02”). ASU 2011-02 provides amendments to Topic 310 to clarify which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. Early adoption is permitted. The Company is currently evaluating the impact on its results of operations or financial position of the adoption of this standard.
     In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). The amendments in ASU 2011-04 change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments are intended to create comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and International Financial Reporting Standards. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of this standard to have a material effect on its consolidated financial statements.
     In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. This ASU does not change the items that must be reported in other comprehensive income. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of this standard to have a material effect on its consolidated financial statements.
Note 3 — Investments in Real Estate
     As of June 30, 2011 and December 31, 2010, we owned 14 senior living properties of which six (6) are located in Iowa, five (5) in Illinois, two (2) in Nebraska and one (1) in Indiana. The properties were acquired in two separate transactions from Bickford Senior Living Group LLC, an unaffiliated party, in 2008. The initial transaction was completed on June 26, 2008, whereby we acquired 12 of the aforementioned 14 senior living properties for approximately $100.8 million. Concurrent with that purchase, we leased those properties to Bickford Master I, LLC (the “Master Lessee” or “Bickford”), for an initial annual base rent of $8.3 million and additional base rent of $0.3 million, with fixed escalations of 3.0% per annum for 15 years. The lease provides for four (4) renewal options of ten (10) years each. The additional base rent was deferred and accrued for the first three (3) years of the initial lease term and then is paid over a 24 month period commencing with the first month of the fourth year (July of 2011). We funded this acquisition using cash on hand and mortgage financing of $74.6 million (see Note 7).
     On September 30, 2008, we purchased the remaining two (2) Bickford senior living properties for approximately $10.3 million. Concurrent with the purchase, we amended the aforementioned lease with Bickford (the “Bickford Master Lease”) to include these two (2) properties at an initial annual base rent of $0.8 million and additional base rent of $0.03 million with fixed escalations of 3% per annum for 14.75 years (the remaining term of the Bickford Master Lease). The additional base rent was deferred and accrued for the first 33 months of the initial lease term and then is paid over a 24 month period starting with the first month of the fourth year (July of 2011). We funded this acquisition using cash on hand and mortgage financing of $7.6 million (see Note 7).
     As an enticement for the Company to enter into the leasing arrangement for the properties, Care received additional collateral and guarantees of the lease obligation from parties affiliated with Bickford who act as subtenants under the Bickford Master Lease. The additional collateral pledged in support of Bickford’s obligation to the lease commitment included properties and ownership interests in affiliated companies of the subtenants. In June of 2011, Care released its 49% equity pledge on one (1) of these properties in exchange for: (i) a 49% equity pledge on a different Bickford property located in Sioux City, Iowa and (ii) purchase options on three (3) additional Bickford properties located in Iowa and a fourth Bickford property located in Indiana.
     Additionally, as part of the June 26, 2008 transaction, we sold back a property acquired on March 31, 2008 from Bickford Senior Living Group, LLC. The property was sold at its net carrying amount, which did not result in a gain or a loss to the Company.
     In connection with the Tiptree Transaction discussed in Note 2, the Company completed an assessment of the allocation of the fair value of the acquired assets (including land, buildings, equipment and in-place leases) in accordance with ASC 805 and ASC 350, Intangibles — Goodwill and Other. Based upon that assessment, the allocation of the fair value on August 13, 2010 of the Bickford assets acquired was as follows (in millions):

Buildings and improvements	$95.6
Furniture, fixtures and equipment	6.4
Land	5.0
Identifiable intangibles — leases in-place including above market leases	6.7

Total	$113.7

     As of June 30, 2011, the properties owned by Care and leased to Bickford were 100% managed and operated by Bickford Senior Living Group, LLC. Due to low occupancy at two (2) of the 14 properties, there is a covenant default under the Bickford Master Lease as net operating income (“NOI”) for the quarter was not sufficient to satisfy the NOI to lease payment coverage ratio covenant. Under the Company’s mortgage documents with its secured lender for these properties, a default under the Master Lease constitutes a default under both mortgages. Accordingly, management is in communication with the mortgage loan servicer in regard to the aforementioned covenant default under the Bickford Master Lease. To date, the Company has not been provided with or received a notice of default with regard to the Bickford mortgages. Management currently anticipates that such covenant default will not have a material impact on the financial statements, operations and/or the liquidity of the Company. Notwithstanding the foregoing, potential lender actions as a result of the default include an acceleration of the mortgages. Accordingly, management is actively monitoring the situation and will continue its efforts to resolve this issue in a timely manner, including, if appropriate, seeking a waiver of such default and/or a modification of the applicable provision in the loan documents.
Note 4 — Investments in Loans
     As of June 30, 2011 and December 31, 2010, we maintain one loan investment of approximately $7.0 million and approximately $8.6 million, respectively. Prior to September 30, 2010, we carried our loan investments at LOCOM. Our intent is to hold our remaining loan investment to maturity, and we have therefore reflected this loan at its amortized cost basis, subject to impairment, on the June 30, 2011 and December 31, 2010 balance sheets. The principal amortization portion of payments received is applied to the carrying value of the loan.
     Our loan investments have historically included senior loans and participations secured primarily by real estate and other collateral in the form of pledges of ownership interests, direct liens or other security interests and have been in various geographic markets in the United States. Our remaining mortgage loan investment at June 30, 2011 and December 31, 2010, in which we are a participant in a larger credit facility, is a variable rate loan that was scheduled to mature on February 1, 2011. The agent for the credit facility has been engaged in discussions with the borrowers with respect to repayment of the credit facility, and in connection with these negotiations the lender consortium and the borrowers have agreed to several extensions of the loan maturity, the most recent being August 19, 2011. Borrowers and lenders are currently negotiating an additional extension of the credit facility through October 15, 2011. In the course of negotiations, one of the borrowers filed a lawsuit in which three (3) of the four (4) lenders in the credit facility are named. While Care is not named in the lawsuit, the Company does have certain indemnification obligations to one of the named syndicated lenders (See Note 12). As part of an earlier extension, the borrowers will continue to pay scheduled principal and interest payments, and default interest due on the credit facility shall contractually accrue and is not payable currently. Accordingly amounts attributable to default interest shall not be recognized until received. In addition, in February 2011, the lenders agreed to liquidate an existing capital expense reserve. Our share of this reserve was approximately $1.0 million which we received in February 2011 and treated as a partial principal pay down.

				Blended
			Cost	Base
	Location		Basis	Interest	Maturity
Collateral Type	City	State	(000s)	Rate (1)	Date (2)
June 30, 2011
Senior Nursing Facilities/ Senior Apartments/Assisted Living Facilities	Various	Texas/Louisiana	$6,971	L+4.02%	8/19/11

Investments in Loans			$6,971

December 31, 2010
Senior Nursing Facilities/ Senior Apartments/Assisted Living Facilities	Various	Texas/Louisiana	$8,995	L+4.06%	2/21/11
Unrealized Loss on Investments			(443)

Investments in Loans			$8,552

(1)	Does not include default interest rate.

(2)	The original maturity date was February 1, 2011 which was initially extended to February 21, 2011 and has been subsequently extended to August 19, 2011.
Note 5 —Investments in Partially Owned Entities
     The Company has two investments in partially owned entities; Cambridge Medical Office Building Portfolio and Senior Management Concepts Senior Living Portfolio as described below.
Cambridge Medical Office Building Portfolio
     In December of 2007, we acquired an 85% equity interest in eight (8) limited partnerships that own nine (9) Class A medical office buildings (the “Cambridge Portfolio”) developed and managed by Cambridge Holdings, Inc. (“Cambridge”) in exchange for a total investment of approximately $72.4 million consisting of approximately $61.9 million of cash, of which $2.8 million was held back to perform tenant improvements, and the commitment to issue to Cambridge 700,000 operating partnership units (the “OP Units”) with a stated value of $10.5 million, subject to the properties achieving certain performance hurdles. Total rentable area is approximately 767,000 square feet. Eight (8) of the properties are located in Texas and one (1) property is located in Louisiana. The properties are situated on medical center campuses or adjacent to acute care hospitals or ambulatory surgery centers, and are affiliated with and/or occupied by hospital systems and doctor groups. Cambridge owned the remaining 15% interest in each of the limited partnerships and continues to operate the underlying properties pursuant to long-term management contracts. Pursuant to the terms of our management agreements, Cambridge acts as the manager and leasing agent of each medical office building, subject to certain removal rights held by us. The properties were approximately 92% leased at June 30, 2011.
     On April 14, 2011 (effective as of April 15, 2011) we entered an Omnibus Agreement (the “Omnibus Agreement”) with Cambridge and certain of its affiliates (the “Cambridge Parties”) regarding our investment in the Cambridge Portfolio. Pursuant to the Omnibus Agreement, we simultaneously entered into a settlement agreement with Cambridge in regard to the ongoing litigation between ourselves and Cambridge. The economic terms of our investment in the Cambridge Portfolio are amended by the Omnibus Agreement as follows:
•	The number and terms of the OP Units have been revised such that Cambridge retains rights to 200,000 OP Units. These OP Units are entitled to dividend equivalent payments equal to any ordinary dividend declared and paid by Care to its stockholders, but are no longer convertible into or redeemable for shares of common stock of Care and have limited voting rights in ERC Sub, L.P., (the limited partnership through which we hold our investment in the Cambridge Portfolio);

•	We issued a warrant (the “Warrant”) to Cambridge to purchase 300,000 shares of our common stock at $6.00 per share;

•	Our obligation to fund up to approximately $0.9 million in additional tenant improvements in the Cambridge Portfolio is eliminated;

•	Our aggregate interest in the Cambridge Portfolio is converted from a stated percentage interest of 85% to a fixed dollar investment of $40 million with a preferred return of 14%;

•	Retroactive to January 1, 2011, we receive a preferential distribution of cash flow from operations with a target distribution rate of 12% on our $40 million fixed dollar investment with any cash flow from operations in excess of the target distribution rate being retained by Cambridge;

•	We have a preference with regard to any distributions from special events, such as property sales, refinancings and capital contributions, equal to the sum of our outstanding fixed dollar investment plus our accrued but unpaid preferred return;

•	Cambridge can purchase our interest in the Cambridge Portfolio at any time during the term of the Omnibus Agreement for an amount equal to the sum of our outstanding fixed dollar investment plus our accrued but unpaid preferred return plus a cash premium that increases annually as well as the return to Care of the OP Units, the Warrant and any Care stock acquired upon a cashless exercise of the Warrant (the “Redemption Price” as defined in the Omnibus Agreement);

•	Cambridge is required to purchase our interest in the Cambridge Portfolio upon the earlier of: (i) the date when our fixed dollar investment has been reduced to zero or (ii) June 2, 2017, for an amount equal to the Redemption Price; and

•	If prior to April 15, 2013, a medical office competitor, as defined in the Omnibus Agreement, acquires control of the Company, Cambridge may purchase our interest in the Cambridge Portfolio for a fixed dollar price, with no incremental premium, plus the return of the OP Units, the Warrant and any Care stock acquired upon a cashless exercise of the Warrant.
     As stated above, certain provisions of the Omnibus Agreement are retroactive to January 1, 2011. The effects of the restructuring of the Cambridge investment was reflected in the carrying value of the investment. Those effects included an increase of $0.2 million for the valuation of the Warrant, a decrease of $1.8 million for the change in the value of the remaining OP units and a reduction of a $1.0 million for the cash distruibution for the first quarter in 2011. In addition, our obligation for tenant improvements related to the Cambridge properties of approximately $0.9 million was released as per the terms of the Omnibus Agreement. On April 15, 2011, there was no effect to our results of operations for the three and six month periods ending June 30, 2011 as a result of the above transaction.
     In addition, we increased our Cambridge Portfolio investment at June 30, 2011 by our preferred return of approximately $1.2 million which is included in income in investments from partially owned entities for the three months ended June 30, 2011. We received our related preferred return distribution on July 29, 2011.
     The Company used the Black-Scholes option pricing model to measure the fair value of the warrant on April 15, 2011, the date of the issuance, in accordance with the Omnibus Agreement. The Black-Scholes model valued the warrant using the following assumptions:

Volatility	53.3%
Expected Dividend Yield	10.29%
Risk-free Rate of Return	1.87%
Market Price (Date of Issuance)	$5.25
Strike Price	$6.00
Term of warrant	6.0 years
     The table below provides information with respect to the Cambridge Portfolio as of June 30, 2011:

Weighted average rent per square foot	$25.94
Average square foot per tenant	5,535
Weighted average remaining lease term	6.5 years
Largest tenant as percentage of total rental square feet	8.8%
Lease Maturity Schedule:

				% of
	Number of			Rental
Year	tenants	Square Ft	Annual Rent	Sq Ft
2011	24	71,118	$1,437,339	7.8%
2012	16	51,644	1,287,058	7.0%
2013	23	90,902	1,973,424	10.7%
2014	7	31,265	619,150	3.4%
2015	22	117,420	2,479,304	13.5%
2016	13	61,194	1,361,069	7.4%
2017	8	48,317	1,870,412	10.2%
Thereafter	15	236,655	7,350,333	40.0%

				100.0%

     Prior to April 15, 2011, we included 85% of the operating losses from the Cambridge Portfolio in our statements of operations and reduced the value of our investment in the Cambridge Portfolio based on such losses and the receipt of cash distributions. Under the previous structure, credit support for our preferred return consisted of: (i) the cash flow otherwise attributable to Cambridge’s 15% stake in the entities; (ii) the ordinary dividend equivalent payments or distributions otherwise payable to Cambridge with respect to the OP Units currently held in escrow; and (iii) a reduction in the total number of OP Units (held in escrow) otherwise payable to Cambridge, when the cash flow attributable to our 85% stake in the entities was not sufficient to meet the preferred return. The sources of credit support for our preferred return described in the preceding sentence were utilized in the order presented. Accordingly, if our interest in the cash flow generated by the properties was not sufficient to fully fund our preferred return, we first looked to the cash flow otherwise allocable to Cambridge, subsequent to which we captured the distributions otherwise payable on the OP Units should a shortfall still exist, and finally, we reduced the number of OP Units otherwise payable to Cambridge in the future, to the extent required to fully fund our preferred return.
     The OP Units are accounted for as a derivative obligation on our balance sheet. Prior to April 15, 2011, the value of these OP Units was derived from our stock price (as each OP Unit was redeemable for one share of our common stock, or at the cash equivalent thereof, at our option), and the overall performance of the Cambridge Portfolio as the number of OP Units eventually payable to Cambridge was subject to reduction to the extent such OP Units were utilized as credit support for our preferred payment as described above. The modified OP Units are valued based on the expected dividend equivalent payments equal to expected ordinary dividends declared and paid on our common stock to be made during the expected term of the OP Units, discounted by a risk adjusted rate.
Summarized Financial Information for the Cambridge Portfolio
     Summarized financial information as of and for the three and six months ended June 30, 2011 (successor) and June 30, 2010 (predecessor), for the Company’s unconsolidated investment in Cambridge is as follows (amounts in millions):

	2011	2010
	Amount	Amount
Revenue (six months)	$12.7	$12.8
Expenses (six months)	15.4	15.2
Net Loss before Preferred Distribution (six months)	(2.8)	(2.4)
Net Loss after Preferred Distribution (six months)	(4.2)	(2.4)

Revenue (three months)	$6.4	$6.5
Expenses (three months)	7.9	7.9
Net Loss before Preferred Distribution (three months)	(1.5)	(1.3)
Net Loss after Preferred Distribution (three months)	(2.9)	(1.3)
Note: The above table includes the financial position and results of operations of our investment in the Cambridge medical office buildings in the aggregate and reflects the changes applicable pursuant to the Omnibus Agreement.
Senior Management Concepts Senior Living Portfolio
     Until May of this year, we owned interests in four (4) independent and assisted living facilities located in Utah and operated by Senior Management Concepts, LLC (“SMC”), a privately held operator of senior housing facilities. The four (4) private pay facilities contain 408 units of which 243 are independent living units and 165 are assisted living units. Four (4) affiliates of SMC each entered into 15-year leases for the respective facilities that expire in 2022. We acquired our interest in the SMC portfolio in December 2007, paying $6.8 million in exchange for 100% of the preferred equity interests and 10% of the common equity interests in the four (4) properties. At the time of our initial investment, we entered into an agreement with SMC that provides for payments to us of an annual cumulative preferred return of 15.0% on our investment. In addition, we are to receive a common equity return payable for up to ten (10) years equal to 10.0% of budgeted free cash flow after payment of debt service and the preferred return as well as 10% of the net proceeds from a sale of one or more of the properties. Subject to certain conditions being met, our preferred equity interest in the properties is subject to redemption at par beginning on January 1, 2010. If our preferred equity interest is redeemed, we have the right to put our common equity interests to SMC within 30 days after notice at fair market value as determined by a third-party appraiser. In addition, we have an option to put our preferred equity interest to SMC at par any time beginning on January 1, 2016, along with our common equity interests at fair market value as determined by a third-party appraiser.
     In May of this year, with our prior consent, SMC sold three (3) of the four (4) properties. At the time of closing, SMC was delinquent with respect to four (4) months of preferred and budgeted common equity payments totaling approximately $0.4 million, as well as default interest of approximately $50,000. At closing we received approximately $6.6 million of gross proceeds and $6.2 million of net proceeds (the offset corresponding to an approximately $0.4 million security deposit held by us) consisting of approximately $5.2 million representing a partial return of our preferred equity investment in the three (3) sold properties, approximately $0.9 million representing our 10% common equity interest in the sold properties and approximately $0.4 million for the outstanding delinquent and default interest payments. We received approximately $12,000 in excess of the cost basis of our investment on the sale of the three (3) properties, which was impacted by the Company’s election to utilize push-down accounting in conjunction with the Tiptree Transaction.
     As of June 30, 2011 and subsequent to the aforementioned sale, we retain our 100% preferred equity interest and 10% common equity interest in the remaining property, the Meadows, in St. George, Utah. This facility contains 120 units of senior living and the current occupancy is approximately 89%. Average occupancy during 2010 was approximately 92.5%.
Note 6 — Identified Intangible Assets — leases in-place, net
In connection with the Tiptree Transaction and the election to use push-down accounting, we undertook an assessment of the allocation of the fair value of the acquired assets as discussed in more detail in Note 3.
The following table summarizes the Company’s identified intangible assets (in thousands):

	June 30,	December 31,
	2011	2010
Lease in-place — including above market leases of $2,674	$6,693	$6,693
Accumulated amortization	(475)	(216)

	$6,218	$6,477

     The Company amortizes this intangible asset over the terms of the underlying lease on a straight-line basis at the monthly amount of approximately $43,000 (or approximately $0.5 million annually through June 2023), of which approximately $52,000 and $104,000, of the amortization for above-market leases reduced rental income for the three and six months ended June 30, 2011, respectively.
Note 7 — Borrowings under Mortgage Notes Payable
     On June 26, 2008, in connection with the acquisition of the initial 12 properties from Bickford Senior Living Group LLC (discussed in Note 3), we entered into a mortgage loan with Red Mortgage Capital, Inc. in the principal amount of approximately $74.6 million. The mortgage loan has a fixed interest rate of 6.845% and provided for one year of interest only debt service. Thereafter, as of July 2009, the mortgage loan requires a fixed monthly payment of approximately $0.6 million for both principal and interest, until maturity in July 2015 at which time the then outstanding balance of approximately $69.6 million is due and payable. In addition, we are required to make monthly escrow payments for taxes and reserves for which we are reimbursed by Bickford Master I, LLC, an affiliate of Bickford Senior Living Group, LLC and the master lessee under our triple net lease (the “Master Lessee”). The mortgage loan is collateralized by the 12 properties.
     On September 30, 2008, we acquired two (2) additional properties from Bickford Senior Living Group, LLC and entered into a second mortgage loan with Red Mortgage Capital, Inc. in the principal amount of approximately $7.6 million. The mortgage loan has a fixed interest rate of 7.17% and it provides for a fixed monthly debt service payment of approximately $62,000 for principal and interest until the maturity in July 2015 when the then outstanding balance of approximately $7.1 million is due and payable. In addition, we are required to make monthly escrow payments for taxes and reserves for which we are reimbursed by the Master Lessee. The mortgage loan is collateralized by the two (2) properties.

     As a result of the election to utilize push-down accounting in connection with the Tiptree Transaction, the aforementioned mortgage notes payable were recorded at their fair value of approximately $82.1 million, an increase of approximately $0.8 million over the combined amortized loan balances of approximately $81.3 million at August 13, 2010. As of June 30, 2011 approximately $0.6 million remains to be amortized over the remaining term of the mortgage loans.
     Both mortgage loans contain prepayment restrictions that materially impact our ability to refinance either of the mortgage loans prior to 2015. The annual total debt service for the two (2) loans is approximately $7.7 million.
     Due to low occupancy at two (2) of the 14 properties, there is a covenant default under the Bickford Master Lease as net operating income (“NOI”) for the quarter was not sufficient to satisfy the NOI to lease payment coverage ratio covenant. Under the Company’s mortgage documents with its secured lender for these properties, a default under the Master Lease constitutes a default under both mortgages. Accordingly, management is in communication with the mortgage loan servicer in regard to the aforementioned covenant default under the Bickford Master Lease. To date, the Company has not been provided with or received a notice of default with regard to the Bickford mortgages. Management currently anticipates that such covenant default will not have a material impact on the financial statements, operations and/or the liquidity of the Company. Notwithstanding the foregoing, potential lender actions as a result of the default include an acceleration of the mortgages. Accordingly, management is actively monitoring the situation and will continue its efforts to resolve this issue in a timely manner, including, if appropriate, seeking a waiver of such default and/or a modification of the applicable provision in the loan documents.
Note 8 — Related Party Transactions
Management Agreement with CIT Healthcare LLC
     In connection with our initial public offering, we entered into a management agreement (the “Management Agreement”) with CIT Healthcare LLC (“CIT Healthcare”), which described the services to be provided by our former manager and its compensation for those services. Under the Management Agreement, CIT Healthcare, subject to the oversight of our Board of Directors, was required to conduct our business affairs in conformity with the policies approved by our Board of Directors. The Management Agreement had an initial term scheduled to expire on June 30, 2010, which would automatically be renewed for one-year terms thereafter unless terminated by us or CIT Healthcare.
     On September 30, 2008, we entered into an amendment (the “Amendment”) to the Management Agreement between ourselves and CIT Healthcare. Pursuant to the terms of the Amendment, the Base Management Fee (as defined in the Management Agreement) payable to CIT Healthcare under the Management Agreement was reduced from a monthly amount equal to 1/12 of 1.75% of the Company’s Equity (as defined in the Management Agreement) to a monthly amount equal to 1/12 of 0.875% of the Company’s Equity. In addition, pursuant to the terms of the Amendment, the Incentive Fee (as defined in the Management Agreement) payable to CIT Healthcare pursuant to the Management Agreement was eliminated and the Termination Fee (as defined in the Management Agreement) payable to CIT Healthcare upon the termination or non-renewal of the Management Agreement was amended to equal the average annual Base Management Fee as earned by CIT Healthcare during the two (2) years immediately preceding the most recently completed fiscal quarter prior to the date of termination times three (3), but in no event less than $15.4 million. No Termination Fee would be payable if we terminated the Management Agreement for cause.
     In consideration of the Amendment and for CIT Healthcare’s continued and future services to the Company, we granted CIT Healthcare a warrant (the “2008 Warrant”) to purchase 435,000 shares of the Company’s common stock at $17.00 per share under the Manager Equity Plan adopted by the Company on June 21, 2007 (the “Manager Equity Plan”). The 2008 Warrant, which is immediately exercisable expires on September 30, 2018 (see Other Transactions with Related Parties below). As part of the Tiptree Transaction, Tiptree acquired the 2008 Warrant from CIT Healthcare for $100,000, and the terms of the 2008 Warrant were subsequently adjusted to provide for the purchase of 652,500 shares of the Company’s common stock at $11.33 per share as a result of the three-for-two stock split announced by the Company in September 2010.
     On January 15, 2010, we entered into an Amended and Restated Management Agreement (the “A&R Management Agreement”) with CIT Healthcare. Pursuant to the terms of the A&R Management Agreement, which became effective upon approval of the Company’s plan of liquidation by our stockholders on January 28, 2010, the Base Management Fee was reduced to a monthly amount equal to: (i) $125,000 from February 1, 2010 until the earlier of (x) June 30, 2010 and (y) the date on which four (4) of the Company’s six (6) then-existing investments have been sold; then from such date (ii) $100,000 until the earlier of (x) December 31, 2010 and (y) the date on which five (5) of the Company’s six (6) then-existing investments have been sold; then from such date (iii) $75,000 until the effective date of expiration or earlier termination of the A&R Management Agreement by either of the Company or CIT Healthcare; provided, however, that notwithstanding the foregoing, the Base Management Fee was to remain at $125,000 per month until the later of: (a) ninety (90) days after the filing by the Company of a Form 15 with the SEC; and (b) the date that the Company is no longer subject to the reporting requirements of the Exchange Act. In addition, the termination fee payable to CIT Healthcare upon the termination or non-renewal of the A&R Management Agreement was replaced by a buyout payment of $7.5 million, payable in installments of: (i) $2.5 million upon approval of the Company’s plan of liquidation by our stockholders; (ii) $2.5 million upon the earlier of (a) April 1, 2010 and (b) the effective date of the termination of the A&R Management Agreement by either of the Company or CIT Healthcare; and (iii) $2.5 million upon the earlier of (a) June 30, 2011 and (b) the effective date of the termination of the A&R Management Agreement by either the Company or CIT Healthcare. The A&R Management Agreement also provided CIT Healthcare with an incentive fee of $1.5 million if: (i) at any time prior to December 31, 2010, the aggregate cash dividends paid to the Company’s stockholders since the effective date of the A&R Management Agreement equaled or exceeded $9.25 per share or (ii) as of December 31, 2010, the sum of: (x) the aggregate cash dividends paid to the Company’s stockholders since the effective date of the

A&R Management Agreement and (y) the aggregate distributable cash equals or exceeds $9.25 per share. In the event that the aggregate distributable cash equaled or exceeded $9.25 per share but for the impact of payment of a $1.5 million incentive fee, the Company shall have paid CIT Healthcare an incentive fee in an amount that allows the aggregate distributable cash to equal $9.25 per share. Under the A&R Management Agreement, the mortgage purchase agreement between us and CIT Healthcare was terminated and all outstanding notices of our intent to sell additional loans to CIT Healthcare were rescinded. The A&R Management Agreement was to continue in effect, unless earlier terminated in accordance with the terms thereof, until December 31, 2011. The share prices discussed above are not adjusted for the Company’s three-for-two stock split announced in September 2010.
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
     For the three month periods ended June 30, 2011 and 2010, we recognized approximately $0 and $0.4 million in management and buyout fees paid to CIT Healthcare, respectively. For the six month periods ended June 30, 2011 and 2010, we recognized approximately $0 and $8.3 million in management and buyout fees paid to CIT Healthcare, respectively. Included within the payments to CIT Healthcare was reimbursement for certain expenses detailed in the Management Agreement and subsequent amendments, such as rent, utilities, office furniture, equipment, and overhead, among others, required for our operations.
Services Agreement with TREIT Management LLC
     On November 4, 2010, the Company entered into a Services Agreement with TREIT pursuant to which TREIT will provide certain advisory services related to the Company’s business beginning on the Termination Effective Date. For such services, the Company will pay TREIT a monthly base services fee in arrears of one-twelfth of 0.5% of the Company’s Equity (as defined in the Services Agreement) and a quarterly incentive fee of 15% of the Company’s AFFO Plus Gain/(Loss) On Sale (as defined in the Services Agreement) so long as and to the extent that the Company’s AFFO Plus Gain /(Loss) on Sale exceeds an amount equal to Equity multiplied by the Hurdle Rate (as defined in the Services Agreement). Twenty percent (20%) of any such incentive fee shall be paid in shares of common stock of the Company, unless a greater percentage is requested by TREIT and approved by an independent committee of directors. The initial term of the Services Agreement extends until December 31, 2013. Unless terminated earlier in accordance with its terms, the Services Agreement will be automatically renewed for one year periods following such date unless either party elects not to renew. If the Company elects to terminate without cause, or elects not to renew the Services Agreement, a Termination Fee (as defined in the Services Agreement) shall be payable by the Company to TREIT. Such termination fee is not fixed and determinable and is calculated in accordance with the terms of the Services Agreement.
     For the three month periods ended June 30, 2011, we incurred approximately $0.1 million in service fee expense to TREIT. For the six month periods ended June 30, 2011, we incurred approximately $0.2 million in service fee expense to TREIT. In addition, during the three month period ended June 30, 2011, the Company incurred an incentive fee payable to TREIT of approximately $0.2 million, of which 20% is payable in the Company’s common stock, during the Company’s third fiscal quarter of 2011. The total incentive paid to TREIT for the first six months of 2011 was approximately $0.5 million of which 20% is payable in the Company’s stock.
Other Transactions with Related Parties
     In connection with the Tiptree Transaction, CIT Healthcare sold the 2008 Warrant to Tiptree which provides for the purchase of 435,000 shares of the Company’s common stock at $17.00 per share under the Manager Equity Plan adopted by the Company on June 21, 2007. The 2008 Warrant, which was granted to CIT Healthcare by the Company as consideration for amendments to earlier versions of the Management Agreement, and which was immediately exercisable, expires on September 30, 2018 and was adjusted to provide for the purchase of 652,500 shares of the Company’s common stock at $11.33 per share as a result of the three for two stock split announced by the Company in September 2010.

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
     Investments in loans —At June 30, 2011 and December 31, 2010, we valued our remaining loan at amortized cost, less allowances for unrealized losses. For purposes of both determining value on August 13, 2010 and the amount of the subsequent allowance for unrealized losses, we utilized internal modeling factors using Level 3 inputs. Prior to September 30, 2010, we valued our investment in loans at LOCOM. Such valuations were determined primarily on appraisals from third parties as investing in healthcare-related commercial mortgage debt is transacted through an over-the-counter market with minimal pricing transparency. Loans are infrequently traded and market quotes are not widely available and disseminated.
     Obligation to issue operating partnership units — the fair value of our obligation to issue OP Units is based on internally developed valuation models, as quoted market prices are not available nor are quoted prices available for similar liabilities. Our model involves the use of management estimates as well as some Level 2 inputs. The variables in the model prior to April 15, 2011 included the estimated release dates of the shares out of escrow, based on the expected performance of the underlying properties, a discount factor of approximately 19% as of March 31, 2011 and 21% as of December 31, 2010, and the market price and expected quarterly dividend of Care’s common shares at each measurement date. As discussed above in Note 5, pursuant to the Omnibus Agreement as of April 15, 2011, the number of OP Units outstanding was reduced to 200,000 and the terms of such OP Units were altered to eliminate any conversion right and provided for forfeiture of the OP Units upon the occurrence of certain events. Under the modified terms, as of June 30, 2011, the variables (level 3 inputs) in the model include the expected life of the units, and the expected dividend rate on our common stock and a discount factor of 12%.
     ASC 820-10-50-2(bb) (“ASC 820”) requires disclosure of the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for the transfers. In addition, ASC 820 requires entities to separately disclose, in their roll-forward reconciliation of Level 3 fair value measurements, changes attributable to transfers in and/or out of Level 3 and the reasons for those transfers. Significant transfers into a level must be disclosed separately from transfers out of a level. We had no transfers between levels for the three  month and six month periods ended June 30, 2011.

     The following table presents the Company’s financial instruments carried at fair value on the consolidated balance sheets as of June 30, 2011 and December 31, 2010:

	Fair Value at June 30, 2011 (Successor)
($ in millions)	Level 1	Level 2	Level 3	Total
Liabilities
Obligation to issue operating partnership units(1)	$—	$—	$0.5	$0.5

	Fair Value at December 31, 2010 (Successor)
	Level 1	Level 2	Level 3	Total
Liabilities
Obligation to issue operating partnership units(1)	$—	$—	$2.1	$2.1

(1)	For the six month period ended June 30, 2011, we recorded an unrealized loss of approximately $0.3 million on revaluation and for the twelve month period ended December 31, 2010 an unrealized gain of approximately $0.8 million on revaluation.
     The table below presents reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs during the six month period ended June 30, 2011. Level 3 instruments presented in the tables include a liability to issue OP Units, which are carried at fair value. The Level 3 instruments were valued using internally developed valuation models that, in management’s judgment, reflect the assumptions a marketplace participant would use at June 30, 2011:

Obligation to
Issue
Level 3 Instruments	Partnership
Fair Value Measurements	Units
(dollars in millions)
Balance, December 31, 2010	$(2.1)
Modification of OP Units (offset against investment)	1.9
Net change in unrealized loss from obligations	(0.3)

Balance, June 30, 2011	$(0.5)

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
     In addition to the amounts reflected in the financial statements at fair value as provided above, cash and cash equivalents, accrued interest receivable, accounts payable and other liabilities reasonably approximate their fair values due to the short maturities of these items. The mortgage notes payable of approximately $73.8 million and approximately $7.5 million that were used to finance the acquisitions of the Bickford properties on June 26, 2008 and September 30, 2008, respectively, were revalued in connection with the Tiptree Transaction and our election to utilize push-down accounting and were determined to have a combined fair value of approximately $82.1 million on August 13, 2010 and a combined fair value of approximately $84.5 million as of June 30, 2011. The fair value of the debt was calculated by determining the present value of the agreed upon cash flows at a discount rate reflective of financing terms currently available to us for collateral with the similar credit and quality characteristics.
     The Company is exposed to certain risks relating to its ongoing business. The primary risk that may be managed by using derivative instruments is interest rate risk. We may enter into interest rate swaps, caps, floors or similar instruments to manage interest rate risk associated with the Company’s borrowings. The Company has no interest rate derivatives in place as of June 30, 2011 or December 31, 2010.
     We are required to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. As of June 30, 2011, the Company has only one derivative instrument that pertains to the OP Units issued in conjunction with the Cambridge investment. The Company has not designated this derivative instrument as a hedging instrument. Accordingly, our consolidated financial statements include the following fair value amounts and reflect gains and losses associated with the aforementioned derivative instrument (dollars in thousands):

	June 30,		December 31,
	2011		2010
	(Successor)		(Successor)
	Balance		Balance
Derivatives not designated as	Sheet	Fair	Sheet	Fair
hedging instruments	Location	Value	Location	Value
Operating Partnership Units	Obligation to issue operating partnership units	$(463)	Obligation to issue operating partnership units	$(2,095)

Amount of (Gain) / Loss Recognized in Income on Derivative
	Location of (Gain) / Loss	Three Months	Three Months	Six Months	Six Months
Derivatives not designated as hedging	Recognized in Income on	Ended	Ended	Ended	Ended
instruments	Derivative	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Operating Partnership Units	Unrealized loss / (gain) on derivative instruments	$—	$(310)	$255	$268
Note 10 — Stockholders’ Equity
     Our authorized capital stock consists of 100,000,000 shares of preferred stock, $0.001 par value and 250,000,000 shares of common stock, $0.001 par value. As of June 30, 2011, no shares of preferred stock were issued and outstanding and 10,154,294 shares of common stock were issued and outstanding.
     On December 10, 2009, the Company granted special transaction performance share awards to plan participants for an amount of 15,000 shares at target levels and an aggregate maximum amount of 30,000 shares. On February 23, 2010, the terms of the awards were modified such that the awards were triggered upon the execution, during 2010, of one or more of the following transactions that resulted in liquidity to the Company’s stockholders within the parameters expressed in the special transaction performance share awards agreement: (i) a merger or other business combination resulting in the disposition of all of the issued and outstanding equity securities of the Company, (ii) a tender offer made directly to the Company’s stockholders either by the Company or a third party for at least a majority of the Company’s issued and outstanding common stock, or (iii) the declaration of aggregate distributions by the Company’s Board equal to or exceeding $8.00 per share. Two thousand of these shares were forfeited and the maximum target level was reached when the tender offer transaction and sale of shares to Tiptree was completed on August 13, 2010, triggering the issuance of the aggregate maximum 28,000 shares on that day. The performance share awards were settled prior to the Company’s three-for-two stock split announced in September 2010.
     On January 3, 2011, the Company awarded a total of 73,999 common shares to four of its employees in accordance with their employment agreements. The issuance of such shares was treated as compensation expense in the fourth quarter of 2010. These shares were issued under the Care Investment Trust Inc. Equity Plan (“Equity Plan”).
     On May 16, 2011, the Company issued 9,245 common shares to TREIT Management LLC in conjunction with its quarterly incentive fee due under the Services Agreement (See Note 8). These shares were issued under the Manager Equity Plan.
     As of June 30, 2011, 278,502 common shares remain available for future issuances under the Equity Plan and 197,673 shares remain available for future issuances under the Manager Equity Plan. Per the terms of the respective plans, the amounts available for issuance under the Equity Plan and the Manager Equity Plan were adjusted by the Company’s three-for-two stock split announced in September 2010.
     During the second quarter of fiscal 2011, the Company declared and paid a cash dividend of $0.135 per common share of approximately $1.4 million. On August 4, 2011, the Company declared a cash dividend of $0.135 per common share to be paid on September 1, 2011 to stockholders of record as of August 18, 2011.
Shares Issued to Directors for Board Fees:
     On January 3, 2011, April 6, 2011 and July 5, 2011, 3,156, 2,912 and 2,096 shares, respectively, of common stock with a combined aggregate fair value of approximately $45,000 were granted to our independent directors as part of their annual retainer.

The shares were issued under the Equity Plan. Each independent director receives an annual base retainer of $50,000, payable quarterly in arrears, of which 70% is paid in cash and 30% in shares of Care common stock. Shares granted as part of the annual retainer vest immediately and are included in general and administrative expense.
Note 11 — Income (Loss) per Share (in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net income (loss) per share — basic	$0.11	$(0.06)	$(0.00)	$(0.34)

Net income (loss) per share — diluted	$0.10	$(0.06)	$(0.00)	$(0.34)

Numerator
Net income (loss)	$1,067	$(1,902)	$(46)	$(10,332)

Denominator
Weighted average common shares outstanding basic	10,149,562	30,344,489	10,145,018	30,326,975

Weighted average common shares outstanding diluted	10,167,272	30,344,489	10,145,018	30,326,975

     For the three month period ended June 30, 2011 diluted income per share includes the effect of 17,710 common shares pertaining to the Warrant issued to Cambridge on April 15, 2011 under the Omnibus Agreement. The 2008 Warrant convertible into 652,500 common shares was excluded in diluted income per share because the exercise price was more than the average market price and it is anti-dilutive for this period.
     For the six month period ended June 30, 2011 and the three and six month periods ended June 30, 2010, there were no outstanding securities that were dilutive.
      For the three months ended June 30, 2011, the original operating partnership units did not affect diluted EPS. For the six month period ended June 30, 2011 and the three and six month periods ended June 30, 2010, basic and diluted EPS did not include operating partnership units that were outstanding prior to April 15, 2011 as they were antidilutive.
     As described in Note 5, on April 14, 2011 (effective April 15, 2011), our Cambridge investment was restructured and the OP Units issued in connection with the Cambridge investment are no longer redeemable for or convertible into shares of our common stock.
     The weighted average common shares outstanding (basic and diluted) for the three and six month period ended June 30, 2010 are adjusted to reflect the Company’s three-for-two stock split announced in September 2010.
Note 12 — Commitments and Contingencies
     As discussed above in Note 5, as of April 15, 2011, Care’s previous obligation to provide approximately $0.9 million in tenant improvements related to our purchase of the Cambridge properties was eliminated in conjunction with the execution of the Omnibus Agreement.
     On November 4, 2010, the Company entered into a Services Agreement with TREIT pursuant to which TREIT will provide certain advisory services related to the Company’s business beginning upon the effective termination of CIT Healthcare as our external manager on November 16, 2010. For such services, the Company will pay TREIT a monthly base services fee in arrears of one-twelfth of 0.5% of the Company’s Equity (as defined in the Services Agreement) and a quarterly incentive fee of 15% of the Company’s AFFO Plus Gain/(Loss) On Sale (as defined in the Services Agreement) so long as and to the extent that the Company’s AFFO Plus Gain/(Loss) on Sale exceeds an amount equal to Equity multiplied by the Hurdle Rate (as defined in the Services Agreement). Twenty percent (20%) of any such incentive fee shall be paid in shares of common stock of the Company, unless a greater percentage is requested by TREIT and approved by an independent committee of directors. The initial term of the Services Agreement extends until December 31, 2013, unless terminated earlier in accordance with the terms of the Services Agreement and will be automatically renewed for one year periods following such date unless either party elects not to renew the Services Agreement in accordance with its terms. If the Company elects to terminate without cause, or elects not to renew the Services Agreement, a Termination Fee (as defined in the Services Agreement) shall be payable by the Company to TREIT.
     In addition to the mortgage Notes from our BickFord properties (See Note 3), the table below summarizes our remaining contractual obligations as of June 30, 2011.

Amounts in millions	2011	2012	2013	2014	2015	2016	Thereafter
TREIT Base service fee(1)	0.3	0.4	0.4	—	—	—	—
Company Office Lease	0.2	0.2	0.2	0.2	0.2	0.2	0.5

(1)	Subject to increase based on increases in stockholders’ equity. In 2014 and 2015, TREIT will receive either (i) the Termination Fee in the event of non-renewal, or (ii) the base service fee in the event of renewal by the Company. The Termination Fee payable to TREIT in the event of termination without cause or non-renewal of the Services Agreement by the Company is not fixed and determinable and is therefore not included in the table.
Litigation
     Care is not presently involved in any material litigation or, to our knowledge, is any material litigation threatened against us or our investments, other than routine litigation arising in the ordinary course of business. Management believes the costs, if any, incurred by us related to litigation will not materially affect our financial position, operating results or liquidity. Notwithstanding the foregoing, the Company, as discussed above in Note 2 and Note 4, has certain indemnification obligations with respect to a lawsuit filed by one of the borrowers in our remaining loan asset in which Care was not named as a defendant.
     On November 25, 2009, we filed a lawsuit in the U.S. District Court for the Northern District of Texas against Mr. Jean-Claude Saada and 13 of his companies (the “Saada Parties”), seeking various declaratory judgments relating to our various partnership agreements with respect to the Cambridge Portfolio. Saada brought a number of counterclaims against us.
     On April 14, 2011 (effective April 15, 2011) we settled all litigation with the Saada Parties and the Cambridge entities, and all litigation between the parties was dismissed with prejudice, ending the litigation.
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
Note 13 — Subsequent Events
     On August 4, 2011, the Company declared a cash dividend of $0.135 per common share to be paid on September 1, 2011 to stockholders of record as of August 18, 2011.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Overview
     Care Investment Trust Inc. (all references to “Care,” “the Company,” “we,” “us,” and “our” means Care Investment Trust Inc. and its subsidiaries) is an equity REIT that invests in healthcare facilities including assisted-living, skilled nursing and other senior care facilities, medical office buildings and other healthcare related real estate assets. The Company, which utilizes a hybrid management structure containing components of both internal and external management, was incorporated in Maryland in March 2007 and completed its initial public offering on June 22, 2007.
     We were originally structured as an externally-managed REIT positioned to make mortgage investments in healthcare-related properties and to invest in healthcare-related real estate through the origination platform of our then external manager, CIT Healthcare LLC (“CIT Healthcare”), a wholly-owned subsidiary of CIT Group Inc. (“CIT”). We acquired our initial portfolio of mortgage loan assets from CIT Healthcare in exchange for cash proceeds from our initial public offering and common stock. In response to dislocations in the overall credit market and, in particular, the securitized financing markets, in late 2007, we redirected our focus to place greater emphasis on equity investments in healthcare-related real estate. In 2008, we completed this transition into becoming an equity REIT by making our mortgage loan portfolio available for sale and fully shifting our strategy from investing in mortgage loans to acquiring healthcare-related real estate.
     On March 16, 2010, we entered into a definitive purchase and sale agreement with Tiptree Financial Partners, L.P. (“Tiptree”) under which we agreed to sell a significant amount of newly issued common stock to Tiptree (the “Tiptree Transaction”) at $9.00 per share (prior to the Company’s announcement of a three-for-two stock split in September 2010) and to commence a cash tender offer for up to all (the “Tender Offer”) of our outstanding common stock at $9.00 per share (prior to the Company’s announcement of a three-for-two stock split in September 2010). This change of control was completed on August 13, 2010. A total of approximately 19.74 million shares of our common stock, representing approximately 97.4% of our outstanding common stock, were tendered by our stockholders in the Tender Offer and approximately 6.19 million of newly issued shares of our common stock, representing approximately 92.2% of our outstanding common stock, after taking into consideration the effect of the tender offer, were issued to Tiptree in the Tiptree Transaction in exchange for cash proceeds of approximately $55.67 million.
     On November 4, 2010, in conjunction with the change of control, we entered into a termination, cooperation and confidentiality agreement with CIT Healthcare terminating CIT Healthcare as our external manager as of November 16, 2010. A hybrid management structure was put into place with senior management becoming our employees and the Company entering into a services agreement with TREIT Management, LLC (“TREIT,” which is an affiliate of Tiptree Capital Management, LLC (“Tiptree Capital”), by which Tiptree is externally managed) pursuant to which certain administrative services are provided to us.
     As of June 30, 2011, we maintained a diversified investment portfolio consisting of approximately $29.4 million (20%) in unconsolidated joint ventures that own real estate, approximately $110.4 million (75%) in wholly owned real estate and approximately $7.0 million (5%) in mortgage loans. Due to the Tiptree Transaction and our election to utilize push-down accounting, our entire portfolio was revalued as of August 13, 2010 based on the estimated fair market value of each asset on such date. Our current investments in healthcare-related real estate include medical office buildings, assisted living facilities, independent living facilities and alzheimer facilities. Our remaining mortgage investment is primarily secured by a portfolio of skilled nursing and assisted living facilities and senior apartments.
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

Critical Accounting Policies
     A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2010 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no significant changes to those policies during the six-month period ended June 30, 2011.
Results of Operations
Comparison of the three months ended June 30, 2011 and the three months ended June 30, 2010
Revenue
     During the three month period ended June 30, 2011, we recognized approximately $3.3 million of rental revenue on the Bickford properties, as compared with approximately $3.2 million during the comparable period in 2010, an increase of approximately $0.1 million. Included in the revenue for each period are approximately $0.3 million of taxes, insurance and other escrows that we collect on behalf of our tenant in our wholly-owned properties and pass through to our mortgage lender to be paid upon coming due.
     We earned investment income on our remaining mortgage investment of approximately $0.2 million for the three month period ended June 30, 2011 as compared with approximately $0.4 million for the three months ended June 30, 2010, a decrease of approximately $0.2 million. The decrease in income related to our mortgage portfolio is primarily attributable to a lower average outstanding principal loan balance during the three month period ended June 30, 2011 as compared with the comparable period during 2010, which was the result of principal pay downs that occurred on our remaining mortgage investment during the twelve months ended June 30, 2011. Our remaining mortgage loan is variable rate based on LIBOR, and at June 30, 2011, had a weighted average spread of 4.02% over remaining one-month LIBOR, with an effective yield of 4.21% and is scheduled to mature on August 19, 2011, as extended. The effective yield on our mortgage investment at the period ended June 30, 2010 was 4.65%.
Expenses
     For the three months ended June 30, 2011, we recorded base services fee expense payable to our advisor, TREIT, under our Services Agreement of approximately $0.1 million as compared with management fee expense payable to our former manager, CIT Healthcare, under our management agreement of approximately $0.4 million for the three month period ended June 30, 2010, a decrease of approximately $0.3 million. The decrease in fee expense is primarily attributable to the reduction in the monthly fee arrangement with our advisor as compared to our former manager.
     For the three month period ended June 30, 2011, we also incurred incentive fee expense payable to TREIT of approximately $0.2 million, of which approximately $141,000 is to be paid in cash and approximately $35,000 is to be paid in stock as stock-based compensation, during the Company’s third fiscal quarter of 2011, pursuant to the terms of our services agreement. Such expense did not occur during the three months ended June 30, 2010.
     Marketing, general and administrative expenses were approximately $1.2 million for the quarter ended June 30, 2011 and consist of fees for professional services, which include audit, legal and investor relations; directors & officers (“D&O”) insurance and other insurance; general overhead costs for the Company and employee salaries and benefits as well as fees paid to our directors, as compared with approximately $2.4 million for the comparable period ended June 30, 2010, a decrease of approximately $1.2 million. The decrease consists primarily of a reduction in legal fees of approximately $1.1 million, as well as lower expenses pertaining to our 2011 audit fees and D&O insurance of approximately $0.5 million. Such cost reductions were offset primarily by employee compensation expense of approximately $0.4 million during the period ended June 30, 2011 which was incurred as a result of the Company’s internalization of management and other employees. This expense did not occur during the comparable period in 2010 as the Company was externally-managed and did not have any employees during that period. Also included in the marketing, general and administrative expenses for each of the three month periods ended June 30, 2011 and 2010 are approximately $0.3 million of taxes, insurance and other escrows that we collect on behalf of our master tenant in our wholly-owned property portfolio and pass through to our mortgage lender to be paid upon coming due. We also expensed approximately $15,000 for the three month period ended June 30, 2011 consisting of the stock portion of the fees paid to our independent directors as part of their compensation for their service on our board for the second quarter of 2011. For the comparable period in 2010, our stock-based compensation expense for our independent directors was approximately $50,000, or approximately $35,000 more than in the current period. The annual fees paid to our directors were reduced following the Tiptree Transaction. Each independent director is now paid a base retainer of $50,000 annually, which is payable 70% in cash and 30% in stock. Payments are made quarterly in arrears. Shares of our common stock issued to our independent directors as part of their annual compensation vest immediately and are expensed by us accordingly.

     The management fees, services fees, incentive fees, expense reimbursements, and the relationship between us and our former Manager and our current advisor, TREIT, are discussed further in Note 8 to the condensed consolidated financial statements.
Income or loss from investments in partially-owned entities
     For the three month period ended June 30, 2011, income from investments in partially-owned entities amounted to approximately $1.4 million as compared with a loss recognized of approximately $0.9 million for the comparable period in 2010, an increase of approximately $2.3 million. As a result of the new economic terms in our Cambridge investment (as outlined in the Omnibus Agreement dated April 15, 2011, which was retroactive as of January 1, 2011) we will receive a preferential distribution of cash flow from operations with a target distribution rate of 12% of our $40 million fixed dollar investment with any cash flow from operations in excess of the target distribution rate being retained by Cambridge, and we will no longer recognize 85% of the operating gain or loss (after depreciation and amortization) with respect to the Cambridge Portfolio. As per the new economic terms outlined in the Omnibus Agreement, we recognized in income $1.2 million to reflect our related preferred return distribution for the three months ended June 30, 2011. We also recognized our share of equity income in the SMC properties of approximately $0.2 million for the three months ended June 30, 2011. An impairment of approximately $0.1 million was recognized on our SMC investment during the three month period ended June 30, 2011 due to lower occupancy.
Unrealized gain or loss on derivative instruments
     We did not recognize any income or loss on the fair value of our obligation to issue OP Units related to the Cambridge transaction for the three month period ended June 30, 2011, as compared with an unrealized loss of approximately $0.3 million for the comparable period in 2010, a decrease of approximately $0.3 million. Pursuant to the terms of the Omnibus Agreement, the valuation and accounting for the OP Units were modified on April 15, 2011. The number and terms of the OP Units have been revised such that Cambridge retains rights to 200,000 OP Units, with the balance having been canceled per the terms of the Omnibus Agreement. These remaining OP Units are entitled to dividend equivalent payments equal to any ordinary dividend declared and paid by Care to its stockholders, but no longer are convertible into or redeemable for shares of common stock of Care. As a result of the reduction in the number of and change in the terms of the OP Units resulting from the restructuring of our Cambridge investment, the liability associated with the respect to the OP Units was reduced to approximately $0.5 million.
Interest Expense
     We incurred interest expense of approximately $1.4 million for the three month period ended June 30, 2011 as compared with interest expense of approximately $1.5 million for the three month period ended June 30, 2010, a decrease of approximately $0.1 million. Interest expense for the quarter was related to the interest payable on the mortgage debt that was incurred for the acquisition of 14 facilities from Bickford. The reduction in interest expense is primarily the result of the amortization of the principal amount of the mortgage loans offset by the amortization of premium related to the fair value of the mortgage loans in conjunction with the Company’s recording of purchase accounting adjustments as part of the Tiptree Transaction.
Comparison of the six months ended June 30, 2011 and the six months ended June 30, 2010
Revenue
     During the six month period ended June 30, 2011, we recognized approximately $6.6 million of rental revenue on the Bickford properties, as compared with approximately $6.4 million during the comparable period in 2010. Included in the revenue for each period are approximately $0.3 million of taxes, insurance and other escrows which we collect on behalf of our tenant in our wholly-owned properties and pass through to our mortgage lender to be paid upon coming due.
     We earned investment income on our investment in loans of approximately $0.4 million for the six month period ended June 30, 2011 as compared with approximately $1.1 million for the six months ended June 30, 2010, a decrease of approximately $0.7 million. The decrease in income related to our mortgage portfolio is primarily attributable to a lower average outstanding principal loan balance during the six month period ended June 30, 2011 as compared with the comparable period during 2010, which was the result of scheduled principal payments as well as loan maturities and loan sales that occurred during the first quarter of 2010 in connection with the company’s decision to shift our operating strategy to place greater emphasis on acquiring high quality healthcare-related real estate investments and away from mortgage investments. Our remaining mortgage loan is variable rate based on LIBOR, and at June 30, 2011, had a weighted average spread of 4.02% over one-month LIBOR, with an effective yield of 4.21% and is scheduled to mature on August 19, 2011, as extended. The effective yield on our mortgage portfolio at the period ended June 30, 2010 was 4.65%.

Expenses
     For the six months ended June 30, 2011, we recorded base services fee expense payable to our advisor, TREIT, under our services agreement of approximately $0.2 million as compared with management fee expense payable to our former manager, CIT Healthcare, under our prior management agreement of approximately $0.8 million for the six month period ended June 30, 2010, a decrease of approximately $0.6 million. The decrease in fee expense is primarily attributable to the reduction in the monthly fee arrangement with our advisor as compared to our former manager. We also recorded a buyout payment expense of $7.5 million for the six month period ended June 30, 2010 in connection with our obligation to CIT Healthcare upon termination of the CIT Management Agreement that did not recur during the comparable period in 2011.
     For the six month period ended June 30, 2011, we also incurred incentive fee expense payable to TREIT of approximately $0.5 million, of which approximately $0.4 million was to be paid in cash and approximately $0.1 million was to be paid in stock as stock-based compensation as per the terms of our Services Agreement, which expense did not occur during the six months ended June 30, 2010.
     Marketing, general and administrative expenses were approximately $2.3 million for the six month period ended June 30, 2011 and consist of fees for professional services, which include audit, legal and investor relations; directors & officers (D&O) and other insurance; general overhead costs for the Company and employee salaries and benefits as well as fees paid to our directors, as compared with approximately $4.2 million for the comparable period ended June 30, 2010, a decrease of approximately $1.9 million. The decrease consists primarily of a reduction in legal fees of approximately $1.8 million, as well as lower expense related to our 2011 audit fees and D&O insurance of approximately $0.7 million. Such cost reductions were offset primarily by employee compensation expense of approximately $0.9 million during the period ended June 30, 2011, which was incurred as a result of the Company’s internalization of management and other employees. This expense did not occur during the comparable period in 2010 as the Company was externally-managed and did not have any employees. Also included in the marketing, general and administrative expenses for each of the six month periods ended June 30, 2011 and 2010 are approximately $0.6 million of taxes, insurance and other escrows that we collect on behalf of our tenant in our wholly-owned properties and pass through to our mortgage lender to be paid upon coming due. We also recognized compensation expense of approximately $30,000 for the six month period ended June 30, 2011 consisting of the stock portion of the fees paid to our independent directors as part of their compensation for their service on our board, compared with an expense of $100,000 for the six months ended June 30, 2010, a decrease of approximately $70,000. The annual fees paid to our directors were reduced following the Tiptree Transaction. Each independent director is now paid a base retainer of $50,000 annually, which is payable 70% in cash and 30% in stock. Payments are made quarterly in arrears. Shares of our common stock issued to our independent directors as part of their annual compensation vest immediately and are expensed by us accordingly.
     The management fees, services fees, incentive fees, expense reimbursements, and the relationship between us and our former Manager and our current advisor, TREIT, are discussed further in Note 8 to the condensed consolidated financial statements.
Income or loss from investments in partially-owned entities
     For the six month period ended June 30, 2011, income from investments in partially-owned entities was approximately $0.8 million, as compared to a loss of approximately $1.5 million for the comparable period in 2010, an increase of approximately $2.3 million. As a result of the new economic terms in our Cambridge investment (as outlined in the Omnibus Agreement dated April 15, 2011, which was retroactive as of January 1, 2011), we receive a preferential distribution of cash flow from operations with a target distribution rate of 12% of our $40 million fixed dollar investment with any cash flow from operations in excess of the target distribution rate being retained by Cambridge. We will no longer recognize 85% of the operating income or loss (after depreciation and amortization) with respect to the Cambridge Portfolio. Our income for the six months ended June 30, 2011 consisted of the sum of $1.1 million representing 85% of the operating loss of Cambridge for the first quarter of 2011 and $1.2 million representing the preferential return under the terms of the Omnibus Agreement. Going forward, we will recognize income on the investment each period equal to our preferential return. We recognized our share of equity income in our SMC investment of approximately $0.6 million for the six months ended June 30, 2011. In addition, an impairment loss of approximately $0.1 million was recognized on our SMC investment during the six month period ended June 30, 2011.

Unrealized gain or loss on derivative instruments
     We recognized approximately $0.3 million unrealized loss on the fair value of our obligation to issue OP Units related to the Cambridge investment for the six month period ended June 30, 2011, as compared with an unrealized loss of approximately $0.3 million for the comparable period in 2010. Pursuant to the terms of the Omnibus Agreement, the valuation and accounting for the OP Units were modified on April 15, 2011. The number and terms of the OP Units have been revised such that Cambridge retains rights to 200,000 OP Units, with the balance having been canceled per the terms of the Omnibus Agreement. These remaining OP Units are entitled to dividend equivalent payments equal to any ordinary dividend declared and paid by Care to its stockholders, but no longer are convertible into or redeemable for shares of common stock of Care. As a result of the reduction in the number of and change in the terms of the OP Units resulting from the restructuring of our Cambridge investment, the liability associated with the respect to the original OP Units was reduced to approximately $0.5 million.
Interest Expense
     We incurred interest expense of approximately $2.7 million for the six month period ended June 30, 2011 as compared with interest expense of approximately $2.9 million for the six month period ended June 30, 2010, a decrease of approximately $0.2 million. Interest expense for the respective periods was primarily related to the interest payable on the mortgage debt that was incurred for the acquisition of 14 facilities from Bickford. The approximately $0.2 million decrease in interest expense is attributable to the amortization of the principal amount of the mortgage loans offset by the amortization of premium related to the fair value of the mortgage loans in conjunction with the Company’s recording of purchase accounting adjustments as part of the Tiptree Transaction in the six month period ended June 30, 2011.
Liquidity and Capital Resources
Short-term Liquidity Needs
     Liquidity is a measurement of our ability to meet short and long-term cash needs. Our principal current cash needs are: (1) to fund operating expenses, including debt service on our outstanding mortgage loan obligations (2) to distribute 90% of our REIT taxable income in order to maintain our REIT status and (3) to fund other general ongoing business needs. As of June 30, 2011, we did not have any development and/or redevelopment projects or any outstanding purchase agreements for the acquisition of additional assets. Our primary sources of liquidity are our current working capital, rental income from our real estate properties, distributions from our interests in non-consolidated partnerships, interest income earned on our mortgage loan investment and interest income earned from our available cash balances. We also obtain liquidity from repayments of principal by our borrower in connection with our remaining mortgage loan. Management currently believes that the Company has adequate liquidity to meet its short-term capital needs.
     We intend to invest in additional properties only as suitable opportunities arise. In the short term, we intend to fund any future acquisitions, developments or redevelopments with a combination of working capital and/or by entering into a credit facility or other line of credit. In evaluating acquisition opportunities, the Company takes into consideration its current and future cash needs as well as the availability of third party financing.
Long-term Liquidity Needs
     Our long-term liquidity requirements consist primarily of funds necessary for scheduled debt maturities, property acquisitions, developments and redevelopments of health care facilities and other non-recurring capital expenditures that are needed periodically for our properties. We currently do not have a revolving credit facility or other credit line. As we grow our business, we will likely seek additional capital from public and/or private offerings of common stock and/or preferred stock and will likely seek to procure a revolving credit facility with one or more commercial banks. We may also pursue joint ventures with institutional investors as a means of capitalizing property acquisitions. Finally, we may in the future issue operating partnerships units in either UPREIT or DownREIT transactions, which units could be convertible into our common stock. These sources of liquidity, in addition to existing working capital and cash provided by operations, will allow us to meet our anticipated future liquidity needs.
     We routinely review our liquidity requirements and believe that our current cash flows are sufficient to allow us to continue operations, satisfy our contractual obligations and pay dividends to our stockholders. Sources of cash and cash equivalents, cash flows provided by (used in) operating activities, investing activities and financing activities are discussed below.

Cash and Cash Equivalents
     Cash and cash equivalents were approximately $13.9 million at June 30, 2011 as compared with $134.9 million at June 30, 2010, a decrease of approximately $120.9 million, which is primarily attributable to the Company’s Tender Offer in conjunction with the Tiptree Transaction which occurred during the third quarter of 2010. During the first six months of 2011, cash, respectively of approximately $3.2 million and approximately $7.4 million was generated from operating activities and investing activities and was offset by $1.7 million used in financing activities during the period.
Cash from Operating Activities
     Net cash provided by operating activities for the six months ended June 30, 2011 amounted to approximately $3.2 million as compared with approximately $2.6 million used in operating activities for the six months ended June 30, 2010, an increase of approximately $5.8 million. The positive change in cash from operating activities is primarily a result of the buy out payment to our former manager of $7.5 million during the six months ended June 30, 2010, which did not occur during the six months ended June 30, 2011, as well as a reduction in legal fees of approximately $1.8 million from the six months ended June 30, 2010. Net loss before adjustments was approximately $46,000 for the six months ended June 30, 2011. Distributions from investments in partially-owned entities added $2.2 million. Non-cash charges for straight-line effects of lease revenue, stock based compensation for shares issued to directors and related parties, income from investments in partially-owned entities, impairment on investments, unrealized loss on derivative instruments and depreciation and amortization provided approximately $3.0 million. The net change in operating assets provided approximately $0.4 million and consisted of a decrease in accrued interest receivable and decrease in other assets. The net change in operating liabilities used approximately $0.2 million and consisted of a decrease in accounts payable and accrued expenses and a decrease in other liabilities, including amounts due to a related party.
Cash from Investing Activities
     Net cash provided by investing activities for the six months ended June 30, 2011 was approximately $7.4 million as compared with approximately $15.9 million for the six months ended June 30, 2010, a decrease of approximately $8.5 million. The decrease is primarily attributable to the sale of a loan to a third party for $5.9 million and loan repayments received of $10.7 million which occurred during the first six months of 2010, as compared with loan repayments received of approximately $1.6 million along with an increase in cash from a return on investment in partially-owned entities of $6.1 million associated with the sale of three (3) of the Company’s four (4) properties in its SMC investment during the comparable period in 2011.
Cash from Financing Activities
     Net cash used in financing activities for the six months ended June 30, 2011 was approximately $1.7 million as compared with net cash used in financing activities of approximately $0.9 million for the six months ended June 30, 2010, an increase of approximately $0.8 million. The increase is primarily attributable to dividends paid of approximately $1.4 million during the six months ended June 30, 2011 as compared to $3,000 during the comparable period in 2010, offset by common stock repurchases of $0.5 million during the six month period ended June 30, 2010 which did not occur during the comparable period in 2011.
     There have been no material changes to the Company’s Financial Condition from December 31, 2010.
     Debt
     On June 26, 2008, in connection with the acquisition of the initial 12 properties from Bickford Senior Living Group LLC (discussed in Note 3), we entered into a mortgage loan with Red Mortgage Capital, Inc. in the principal amount of $74.6 million. The mortgage loan has a fixed interest rate of 6.845% and provided for one year of interest only debt service. Thereafter, as of July 2009, the mortgage loan requires a fixed monthly payment of approximately $0.6 million for both principal and interest, until maturity in July 2015 at which time the then outstanding balance of approximately $69.6 million is due and payable. In addition, we are required to make monthly escrow payments for taxes and reserves for which we are reimbursed by Bickford Master I, LLC, an affiliate of Bickford Senior Living Group, LLC and the master lessee under our triple net lease (the “Master Lessee”). The mortgage loan is collateralized by the 12 properties.
     On September 30, 2008, we acquired two (2) additional properties from Bickford Senior Living Group, LLC and entered into a second mortgage loan with Red Mortgage Capital, Inc. in the principal amount of $7.6 million. The mortgage loan has a fixed interest rate of 7.17% and it provides for a fixed monthly debt service payment of approximately $62,000 for principal and interest until the maturity in July 2015 when the then outstanding balance of approximately $7.1 million is due and payable. In addition, we are required to make monthly escrow payments for taxes and reserves for which we are reimbursed by the Master Lessee. The mortgage loan is collateralized by the two (2) properties.

     As a result of the election to utilize push-down accounting in connection with the Tiptree Transaction, the aforementioned mortgage notes payable were recorded at their fair value of approximately $82.1 million, an increase of approximately $0.8 million over the combined amortized loan balances of approximately $81.3 million at August 13, 2010. As of June 30, 2011 approximately $0.6 million remains to be amortized over the remaining term of the mortgage loans.
     Both mortgage loans contain prepayment restrictions that materially impact our ability to refinance either of the mortgage loans prior to 2015. The annual total debt service for the two loans is approximately $7.7 million.
     Due to low occupancy at two (2) of the 14 properties, there is a covenant default under the Bickford Master Lease as net operating income (“NOI”) for the quarter was not sufficient to satisfy the NOI to lease payment coverage ratio covenant. Under the Company’s mortgage documents with its secured lender for these properties, a default under the Master Lease constitutes a default under both mortgages. Accordingly, management is in communication with the mortgage loan servicer in regard to the aforementioned covenant default under the Bickford Master Lease. To date, the Company has not been provided with or received a notice of default with regard to the Bickford mortgages. Management currently anticipates that such covenant default will not have a material impact on the financial statements, operations and/or the liquidity of the Company. Notwithstanding the foregoing, potential lender actions as a result of the default include an acceleration of the mortgages. Accordingly, management is actively monitoring the situation and will continue its efforts to resolve this issue in a timely manner, including, if appropriate, seeking a waiver of such default and/or a modification of the applicable provision in the loan documents.
     The Company leases its corporate office space with monthly rental payments approximating $20,000. The lease expires March 7, 2019.
     Per the terms of the Services Agreement, the Company is obligated to pay TREIT a monthly base services fee of one twelfth of 0.5% of the Company’s Equity (as defined in the Services Agreement). See Note 8 Related Party Transactions.
     Equity
     As of June 30, 2011, we had 10,154,294 shares of common stock and no shares of preferred stock outstanding.
     On May 16, 2011, the Company issued 9,245 common shares to TREIT Management LLC in conjunction with its quarterly incentive fee due under the Services Agreement (See Note 8). These shares were issued under the Manager Equity Plan.
     As of June 30, 2011, 278,502 common shares remain available for future issuances under the Equity Plan and 197,673 shares remain available for future issuances under the Manager Equity Plan. Per the terms of the respective plans, the amounts available for issuance under the Equity Plan and Manager Equity Plan were adjusted for the Company’s three-for-two stock split announced in September 2010.
     On January 3, 2011, April 6, 2011 and July 5, 2011, 3,156, 2,912 and 2,096 shares, respectively, of common stock with a combined aggregate fair value of approximately $45,000 were granted to our independent directors as part of their annual retainer. The shares were issued under the Equity Plan. Each independent director receives an annual base retainer of $50,000, payable quarterly in arrears, of which 70% is paid in cash and 30% in shares of Care common stock. Shares granted as part of the annual retainer vest immediately and are included in general and administrative expense.
     In connection with the Tiptree Transaction, CIT Healthcare sold a warrant (the “2008 Warrant”) to purchase 435,000 shares of the Company’s common stock at $17.00 per share under the Manager Equity Plan. The 2008 Warrants, which was granted to CIT Healthcare by the Company as consideration for amendments to earlier versions of the Management Agreement, and which was immediately exercisable, expire on September 30, 2018 and was adjusted to provide for the purchase of 652,500 shares of the Company’s common stock at $11.33 per share as a result of the three for two stock split announced by the Company in September 2010.
     As discussed above, under the terms of the Omnibus Agreement, on April 15, 2011, the Company issued to the Cambridge Parties a warrant (the “Warrant”) to purchase 300,000 shares of the Company’s common stock at an exercise price of $6.00 per share. The warrants expire upon the expiration of the term of the Omnibus Agreement (June 30, 2017 at the latest).
     Distributions
     We are required to distribute 90% of our REIT taxable income (excluding the deduction for dividends paid and capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. Accordingly, we intend to make, but are not contractually bound to make, regular quarterly distributions to holders of our common stock and dividend equivalent payments to holders of OP Units. All such distributions are authorized at the discretion of our board of directors. We may make certain distributions consisting of both cash and shares to meet REIT distribution requirements. We consider market factors and our performance in addition to REIT requirements in determining distribution levels.
     Our board of directors declared a first quarter dividend of $0.135 per share of common stock for the quarter ended on March 31, 2011 which was paid to stockholders of record at the close of business on May 9, 2011. Additionally, our board of directors declared a second quarter dividend of $0.135 per share of common stock for the quarter ended on June 30, 2011. The dividend is payable on September 1, 2011 to stockholders of record at the close of business on August 18, 2011.
Contractual Obligations
     As of April 15, 2011, Care’s previous obligation to provide approximately $0.9 million in tenant improvements related to our investment of the Cambridge Portfolio was eliminated in conjunction with the execution of the Omnibus Agreement.
Acquisitions and Dispositions
     During the three and six month periods ended June 30, 2011, Care did not acquire or dispose of any real estate holdings and other than its consent to the sale of three (3) of the four (4) properties underlying its SMC investment. As of June 30, 2011 the Company had not entered into any definitive purchase and sale agreements with regard to any real estate transactions. The Company regularly evaluates potential real estate acquisitions and dispositions. While current and projected returns for a subject property significantly influence the decision making process, other items, such as the impact on the geographical diversity of the Company’s portfolio, the type of property, the Company’s experience with and the overall reputation of the property operator and the availability of mortgage financing are also taken into consideration. Applicable capitalization rates for such acquisitions vary depending on a number of factors including, but not limited to, the type of facility, its location, competition and barriers to entry in the particular marketplace, age and physical condition of the facility, status and experience of the property operator and the existence or availability of mortgage financing. The property net operating income for perspective acquisitions is generally based upon the EBITDA for such property adjusted for market vacancy and property management fees as well as applicable maintenance, operating and tax reserves.

Impact of Inflation
     Inflation may affect us in the future by changing the underlying value of our real estate or by impacting our cost of financing our operations. Our revenues are generated primarily from long-term investments. Inflation has remained relatively low during recent periods. There can be no assurance that future Medicare, Medicaid or private pay rate increases will be sufficient to offset future inflation increases. Certain of our leases require increases in rental income based upon increases in the revenues of the tenants.
Recent Accounting Pronouncements
     In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“ASU 2011-02”). ASU 2011-02 provides amendments to Topic 310 to clarify which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. Early adoption is permitted. The Company is currently evaluating the impact on its results of operations or financial position of the adoption of this standard.
     In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). The amendments in ASU 2011-04 change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments are intended to create comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and International Financial Reporting Standards. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of this standard to have a material effect on its consolidated financial statements.
     In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. This ASU does not change the items that must be reported in other comprehensive income. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of this standard to have a material effect on its consolidated financial statements.
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
     However, the Company cautions that neither FFO nor AFFO represent cash generated from operating activities in accordance with GAAP and they should not be considered as an alternative to net income (determined in accordance with GAAP), or an indication of our cash flow from operating activities (determined in accordance with GAAP), as a measure of our liquidity, or an indication of funds available to fund our cash needs, including our ability to make cash distributions. In addition, our methodology for calculating FFO and/or AFFO may differ from the methodologies employed by other REITs to calculate the same or similar supplemental performance measures, and accordingly, our reported FFO and/or AFFO may not be comparable to the FFO and AFFO reported by other REITs.
     The following is a reconciliation of FFO and AFFO to net income (loss), which is the most directly comparable GAAP performance measure, for the three and six month periods ended June 30, 2011 and 2010, respectively (in thousands, except share and per share data):

	For the three months ended		For the six months ended
	June 30, 2011		June 30, 2011
	FFO	AFFO	FFO	AFFO
Net income (loss)	$1,067	$1,067	$(46)	$(46)
Add:
Depreciation and amortization from partially-owned entities	—	—	2,601	2,601
Depreciation and amortization on owned properties	854	854	1,708	1,708
Amortization of above-market leases	—	52	—	104
Stock-based compensation to directors	—	—	—	30
Stock issued to related parties	—	61	—	61
Straight-line effect of lease revenue	—	(594)	—	(1,188)
Excess cash distributions from the Company’s equity method investments	—	—	—	1
Change in the obligation to issue OP Units	—	—	—	255

Funds From Operations and Adjusted Funds From Operations	$1,921	$1,440	$4,263	$3,526

FFO and Adjusted FFO per share basic	$0.19	$0.14	$0.42	$0.35

FFO and Adjusted FFO per share diluted	$0.19	$0.14	$0.42	$0.35

Weighted average shares outstanding — basic(1)(2)	10,149,562	10,149,562	10,145,018	10,145,018
Weighted average shares outstanding — diluted(1)(2)	10,167,272	10,167,272	10,153,922	10,153,922

	For the three months ended		For the six months ended
	June 30, 2010		June 30, 2010
	FFO	AFFO	FFO	AFFO
Net Loss	$(1,902)	$(1,902)	$(10,332)	$(10,332)
Add:
Depreciation and amortization from partially-owned entities	2,280	2,280	4,576	4,576
Depreciation and amortization on owned properties	841	841	1,683	1,683
Adjustment to valuation allowance for loans carried at LOCOM	—	(84)	—	(829)
Stock-based compensation to directors	—	49	—	113
Straight-line effect of lease revenue	—	(569)	—	(1,139)
Excess cash distributions from the Company’s equity method investments	—	179	—	360
Change in the obligation to issue OP Units	—	(310)	—	268
Gain on loans sold	—	—	—	(4)

	For the three months ended		For the six months ended
	June 30, 2010		June 30, 2010
	FFO	AFFO	FFO	AFFO
Funds From Operations and Adjusted Funds From Operations	$1,219	$484	$(4,073)	$(5,304)

FFO and Adjusted FFO per share basic and diluted	$0.04	$0.02	$(0.13)	$(0.17)

Weighted average shares outstanding — basic and diluted(1)(2)	30,344,489	30,344,489	30,326,975	30,326,975

(1)	The diluted FFO and AFFO per share calculations exclude the dilutive effect of the 2008 Warrant convertible into 652,500 and 435,000 common shares for the three and six month periods ended June 30, 2011 and June 30, 2010, respectively, because the exercise price was more than the average market price. The diluted FFO and AFFO per share calculations include the dilutive effect of the Warrant issued pursuant to the Omnibus Agreement because the average market price was more than the exercise price. (see Note 5 to the Condensed Consolidated Financial Statements) convertible into 300,000 common shares for the three month period ended June 30, 2011.

(2)	Does not include original operating partnership units issued to Cambridge that were held in escrow and were reduced and restructured in conjunction with the Omnibus Agreement (see Note 5 to the Condensed Consolidated Financial Statements).

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.
     Not applicable.

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

ITEM 4. Controls and Procedures.
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
Changes in Internal Control over Financial Reporting
     There has been no change in our internal control over financial reporting during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings.
     Care is not presently involved in any material litigation or, to our knowledge, is any material litigation threatened against us or our investments, other than routine litigation arising in the ordinary course of business. Management believes the costs, if any, incurred by us related to litigation will not materially affect our financial position, operating results or liquidity. Notwithstanding the foregoing, the Company, as discussed above in Note 2, Note 4 and Note 12, has certain indemnification obligations with respect to a lawsuit filed by one of the borrowers in our remaining loan asset in which Care was not named as a defendant.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     As discussed above, under the terms of the Omnibus Agreement, on April 15, 2011, the Company issued to the Cambridge Parties a warrant (the “Warrant”) to purchase 300,000 shares of the Company’s common stock at an exercise price of $6.00 per share. The Warrants expires upon the expiration of the term of the Omnibus Agreement (June 30, 2017 at the latest). The Warrant was issued in reliance on the exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended.
     The Warrants may be exercised by cash payment of the exercise price or by a “cashless” exercise whereby the number of shares to be issued to the Warrant holder will be determined by dividing (x) the number of shares purchasable under the warrant (or the portion of the Warrant being cancelled) multiplied by the difference between the fair value of one share and the exercise price by (y) the fair value of one share. To the extent the Cambridge Parties receive shares of care common stock from a cash less exercise, such shares subject to forfeiture upon certain conditions.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. [Removed and Reserved.]
Item 5. Other Information.
     As previously disclosed in our Current Report on Form 8-K filed July 27, 2011, our annual meeting of stockholders will be held at 10:00 a.m. Eastern Time on Thursday, November 3, 2011. The meeting will be held at 780 Third Avenue, 29th Floor, New York, NY 10017. Stockholders of record as of the close of business on September 15, 2011, will be entitled to notice of and to vote at the annual meeting. The deadline for stockholders to submit stockholder proposals under rule 14a-8 of the Securities Exchange Act of 1934, as amended (“Rule 14a-8”) for inclusion in the proxy materials for the 2011 annual meeting is the close of business on Friday, September 9, 2011. Such proposals should be delivered to the following address: Care Investment Trust Inc., 780 Third Avenue, 21st Floor, New York, NY 10017, Attn: Danielle M. DePalma, Senior Counsel and Secretary. Under the terms of the Company’s Third Amended and Restated Bylaws, for a stockholder to submit a director nomination or proposal outside of Rule 14a-8, such proposal or nomination was required to be received no later than 5:00 p.m. Eastern Time on Monday, August 8, 2011 at the address above and in the form described in Article II, Section 10 of the Company’s Third Amended and Restated Bylaws, as applicable.

ITEM 6. Exhibits
(a) Exhibits

3.1	Articles of Amendment and Restatement of the Registrant (previously filed as Exhibit 3.1 to the Company’s Form 10-Q (File No. 001-33549), filed on August 14, 2007 and herein incorporated by reference).

3.2	Second Articles of Amendment and Restatement of the Registrant (previously filed as Exhibit 3.1 to the Company’s Form 8-K (File No. 001-33549), filed on August 16, 2010 and herein incorporated by reference).

3.3	Third Articles of Amendment and Restatement of the Registrant (previously filed as Exhibit 3.1 to the Company’s Form 8-K (File No. 001-33549), filed on September 3, 2010 and herein incorporated by reference).

3.4	Amended and Restated Bylaws of the Registrant (previously filed as Exhibit 3.2 to the Company’s Form 10-Q (File No. 001-33549), filed on August 14, 2007 and herein incorporated by reference).

3.5	Second Amended and Restated Bylaws of the Registrant (previously filed as Exhibit 3.2 to the Company’s Form 8-K (File No. 001-33549), filed on June 25, 2010 and herein incorporated by reference).

3.6	Third Amended and Restated Bylaws of the Registrant (previously filed as Exhibit 3.1 to the Company’s Form 8-K (File No. 001-33549), filed on November 8, 2010 and herein incorporated by reference).

4.1	Form of Certificate for Common Stock (previously filed as Exhibit 4.1 to the Company’s Form S-11, as amended (File No. 333-141634), filed on June 7, 2007 and herein incorporated by reference).

10.1	Omnibus Agreement dated as of April 15, 2011 among Care Investment Trust Inc., ERC Sub, L.P., Cambridge Holdings, Inc., Jean Claude Saada and affiliates of Cambridge Holdings, Inc. (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33549), filed on April 19, 2011 and herein incorporated by reference)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) the Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2011 and 2010, (iii) the Condensed Consolidated Statements of Stockholders’ Equity for the six month period ended June 30, 2011, (iv) the Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2011 and 2010 and (v) the Notes to the Consolidated Financial Statements.
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Care Investment Trust Inc.
Date: August 9, 2011	By:	/s/ Salvatore (Torey) V. Riso, Jr
Salvatore (Torey) V. Riso, Jr
President and Chief Executive Officer Care Investment Trust Inc.

Date: August 9, 2011	By:	/s/ Steven M. Sherwyn
Steven M. Sherwyn
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Amendment and Restatement of the Registrant (previously filed as Exhibit 3.1 to the Company’s Form 10-Q (File No. 001-33549), filed on August 14, 2007 and herein incorporated by reference).

3.2	Second Articles of Amendment and Restatement of the Registrant (previously filed as Exhibit 3.1 to the Company’s Form 8-K (File No. 001-33549), filed on August 16, 2010 and herein incorporated by reference).

3.3	Third Articles of Amendment and Restatement of the Registrant (previously filed as Exhibit 3.1 to the Company’s Form 8-K (File No. 001-33549), filed on September 3, 2010 and herein incorporated by reference).

3.4	Amended and Restated Bylaws of the Registrant (previously filed as Exhibit 3.2 to the Company’s Form 10-Q (File No. 001-33549), filed on August 14, 2007 and herein incorporated by reference).

3.5	Second Amended and Restated Bylaws of the Registrant (previously filed as Exhibit 3.2 to the Company’s Form 8-K (File No. 001-33549), filed on June 25, 2010 and herein incorporated by reference).

3.6	Third Amended and Restated Bylaws of the Registrant (previously filed as Exhibit 3.1 to the Company’s Form 8-K (File No. 001-33549), filed on November 8, 2010 and herein incorporated by reference).

4.1	Form of Certificate for Common Stock (previously filed as Exhibit 4.1 to the Company’s Form S-11, as amended (File No. 333-141634), filed on June 7, 2007 and herein incorporated by reference).

10.1	Omnibus Agreement dated as of April 15, 2011 among Care Investment Trust Inc., ERC Sub, L.P., Cambridge Holdings, Inc., Jean Claude Saada and affiliates of Cambridge Holdings, Inc. (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No.
001-33549), filed on April 19, 2011 and herein incorporated by reference)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) the Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2011 and 2010, (iii) the Condensed Consolidated Statements of Stockholders’ Equity for the six month period ended June 30, 2011, (iv) the Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2011 and 2010 and (v) the Notes to the Consolidated Financial Statements.
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.