Form 10-Q
period 2011-09-30
Care Investment Trust Inc.
filed 2011-11-09
CIK 1393726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly period ended September 30, 2011
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number: 000-54474
Care Investment Trust Inc.
(Exact name of Registrant as Specified in Its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	38-3754322 (IRS Employer Identification Number)

780 Third Avenue, 21st Floor, New York, New York (Address of Registrant’s Principal Executive Offices)	10017 (Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 4, 2011, there were 10,162,938 shares, par value $0.001, of the registrant’s common stock outstanding.

Care Investment Trust Inc.
INDEX

Part I Financial Information
Item 1. Financial Statements.
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Operations	4
Condensed Consolidated Statements of Stockholders’ Equity	5
Condensed Consolidated Statements of Cash Flows	6
Notes to Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	26
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	38
Item 4. Controls and Procedures.	39

Part II Other Information
Item 1. Legal Proceedings.	40
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	40
Item 3. Defaults Upon Senior Securities.	40
Item 4. [Removed and Reserved].	40
Item 5. Other Information.	40
Item 6. Exhibits.	41
Signatures	42

EX-31.1

EX-31.2

EX-32.1

EX-32.2

EX-101 INSTANCE DOCUMENT

EX-101 SCHEMA DOCUMENT

EX-101 CALCULATION LINKBASE DOCUMENT

EX-101 LABELS LINKBASE DOCUMENT

EX-101 PRESENTATION LINKBASE DOCUMENT

EX-101 DEFINITION LINKBASE DOCUMENT
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I — Financial Information
ITEM 1. Financial Statements.
Care Investment Trust Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(dollars in thousands — except share and per share data)

	September 30,	December 31,
	2011	2010
	(Successor)	(Successor)
Assets:
Real estate:
Land	$7,330	$5,020
Buildings and improvements	120,492	102,002
Less: accumulated depreciation and amortization	(3,637)	(1,293)

Total real estate, net	124,185	105,729
Investment in loans	6,285	8,552
Investments in partially-owned entities	29,121	39,200
Identified intangible assets — leases in place, net	6,089	6,477
Cash and cash equivalents	8,907	5,032
Accrued interest receivable	18	64
Other assets	4,025	1,822

Total Assets	$178,630	$166,876

Liabilities and Stockholders’ Equity
Liabilities:
Mortgage notes payable	$96,495	$81,684
Accounts payable and accrued expenses	1,742	1,570
Accrued expenses payable to related party	281	39
Obligation to issue operating partnership units	450	2,095
Other liabilities	590	525

Total Liabilities	99,558	85,913

Commitments and Contingencies
Stockholders’ Equity
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued or outstanding	—	—
Common stock: $0.001 par value, 250,000,000 shares authorized 10,161,249 and 10,064,982 shares issued and outstanding, respectively	11	11
Additional paid-in capital	83,779	83,416
Accumulated deficit	(4,718)	(2,464)

Total Stockholders’ Equity	79,072	80,963

Total Liabilities and Stockholders’ Equity	$178,630	$166,876

See Notes to Condensed Consolidated Financial Statements

Care Investment Trust Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(dollars in thousands — except share and per share data)

	Three Months	For the Period From	For the Period From	Nine Months Ended	For the Period From
	Ended	August 13, 2010 to	July 1, 2010 to	September 30,	January 1, 2010 to
	September 30, 2011	September 30, 2010	August 12, 2010	2011	August 12, 2010
	(Successor)	(Successor)	(Predecessor)	(Successor)	(Predecessor)
Revenue:
Rental income	$3,371	$1,804	$1,479	$9,923	$7,880
Income from investments in loans	146	216	201	589	1,348

Total Revenue	3,517	2,020	1,680	10,512	9,228

Expenses
Base management and services fees and buyout payments to related party	100	102	173	303	8,477
Incentive fee to related party	237	—	—	718	—
Marketing, general and administrative (including stock-based compensation of $11, $8, $50, $56 and $163, respectively)	1,367	985	6,836	3,705	11,021
Depreciation and amortization	883	604	389	2,620	2,072
Realized gain on sales and repayments of loans	—	—	—	—	(4)
Adjustment to valuation allowance on loans held at LOCOM	—	—	(28)	—	(858)

Operating Expenses	2,587	1,691	7,370	7,346	20,708

(Income) or loss from investments in partially-owned entities, net	(1,009)	474	482	(1,779)	1,941
Net unrealized (gain) or loss on derivative instruments	—	(492)	(227)	255	41
Impairment of investments	—	—	—	77	—
Interest income	(7)	(5)	(20)	(15)	(99)

Interest expense including amortization and write-off of deferred financing costs	1,411	736	684	4,139	3,578

Net income (loss)	$535	$(384)	$(6,609)	$489	$(16,941)

Net income or (loss) per share of common stock
Net income (loss), basic	$0.05	$(0.04)	$(0.22)	$0.05	$(0.56)

Net income (loss), diluted	$0.05	$(0.04)	$(0.22)	$0.05	$(0.56)

Weighted average common shares outstanding, basic	10,159,098	10,063,386	30,353,454	10,149,763	30,331,994

Weighted average common shares outstanding, diluted	10,187,605	10,063,386	30,353,454	10,160,202	30,331,994

Dividends declared per common share	$0.135	$—	$—	$0.27	$—

See Notes to Condensed Consolidated Financial Statements

Care Investment Trust Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)
(dollars in thousands, except share data)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	$	Capital	Deficit	Total
Balance at December 31, 2010	10,064,982	$11	$83,416	$(2,464)	$80,963
Net income	—	—	—	489	489
Stock-based compensation to Directors for services	8,164	*	45	—	45
Stock-based compensation to Employees (1)	73,999	*	*	—	—
Issuance of stock for related party incentive fee (2)	14,104	*	96	—	96
Warrant issued	—	—	222	—	222
Dividends	—	—	—	(2,743)	(2,743)

Balance at September 30, 2011	10,161,249	$11	$83,779	$(4,718)	$79,072

*	Less than $500

(1)	Shares issued to employees on January 3, 2011, pursuant to 2010 employment agreements, which was recognized as compensation expense during the fourth quarter of 2010.

(2)	9,245 shares issued on May 16, 2011 and 4,859 shares issued on August 9, 2011 to TREIT Management LLC as part of an incentive fee pursuant to the Services Agreement for the three-month periods ended March 31, 2011 and June 30, 2011, respectively.
See Notes to Condensed Consolidated Financial Statements

Care Investment Trust Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	For the Nine	For the Period From	For the Period From
	Months Ended	August 13, 2010 to	January 1, 2010 to
	September 30, 2011	September 30, 2010	August 12, 2010
	(Successor)	(Successor)	(Predecessor)
Cash Flow From Operating Activities
Net income (loss)	$489	$(384)	$(16,941)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Increase in deferred rent receivable	(1,520)	(359)	(1,375)
Realized gain on sale and repayment of loans	—	—	(4)
(Income) loss from investments in partially-owned entities	(1,779)	474	1,941
Impairment of investments	77	—	—
Distribution of income from partially-owned entities	4,041	1,410	3,608
Amortization of above-market leases	155	—	—
Amortization and write-off of deferred financing costs	—	—	80
Amortization of deferred loan fees	—	—	(15)
Stock-based compensation	45	—	—
Stock-based compensation — non-employee	—	—	163
Non-cash incentive fee	96	—	—
Depreciation and amortization on real estate and fixed assets, including intangible assets	2,620	604	2,072
Unrealized (gain) loss on derivative instruments	255	(492)	41
Adjustment to valuation allowance on investment in loans held at LOCOM	—	—	(858)
Changes in operating assets and liabilities:
Accrued interest receivable	46	39	50
Other assets	(382)	(313)	643
Accounts payable and accrued expenses	172	(4,908)	5,268
Other liabilities including payable to related parties	276	(622)	2,080

Net cash provided by (used in) operating activities	4,591	(4,551)	(3,247)

Cash Flow From Investing Activities
Sale of loans to third parties	—	—	5,880
Fixed asset purchases	(257)	—	—
Loan repayments	2,267	158	10,806
Return of investment in partially owned entities	6,093	—
Investment in real estate	(20,800)	—	—
Investments in partially-owned entities	—	(185)	(706)

Net cash (used in) provided by investing activities	(12,697)	(27)	15,980

Cash Flow From Financing Activities
Sale of shares to Tiptree Financial Partners L.P.	—	—	55,665
Share tender offer	—	—	(177,660)
Principal payments under mortgage notes payable	(574)	(59)	(518)
Borrowings under mortgage notes payable	15,498	—	—
Financing Costs	(200)	—	—
Repurchases of common stock	—	—	(490)
Dividends paid	(2,743)	—	(3)

Net cash provided by (used in) financing activities	11,981	(59)	(123,006)

Net increase in cash and cash equivalents	3,875	(4,637)	(110,273)
Cash and cash equivalents, beginning of period	5,032	12,239	122,512

Cash and cash equivalents, end of period	$8,907	$7,602	12,239

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$3,767	$500	$3,800
Non-cash financing and investing activities:
Warrant issued	$222	$—	$—
Modification of Operating Partnership Units	$(1,870)	$—	$—
See Notes to Condensed Consolidated Financial Statements

Care Investment Trust Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2011
Note 1 — Organization
     Care Investment Trust Inc. (together with its subsidiaries, the “Company” or “Care” unless otherwise indicated or except where the context otherwise requires, “we”, “us” or “our”) is a real estate investment trust (“REIT”) with a geographically diverse portfolio of senior housing and healthcare-related assets in the United States of America. From inception through November 16, 2010, Care was externally managed and advised by CIT Healthcare LLC (“CIT Healthcare”). Upon termination of CIT Healthcare as our external manager, Care moved to a hybrid management structure whereby it internalized its senior management and entered into a services agreement (the “Services Agreement”) with TREIT Management, LLC (“TREIT”), which is an affiliate of Tiptree Capital Management, LLC (“Tiptree Capital”), by which Tiptree Financial Partners, L.P. (“Tiptree”) is externally managed. Tiptree acquired control of Care on August 13, 2010, as discussed further in Note 2 to the Condensed Consolidated Financial Statements. As of September 30, 2011, Care’s portfolio of assets consisted of owned real estate of senior housing facilities and medical office properties as well as mortgage loans on senior housing facilities and healthcare related assets. Our owned senior housing facilities are leased, under “triple-net” leases, which require the tenants to pay all property-related expenses.
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
     On August 13, 2010, Care completed the sale of control of the Company to Tiptree through a combination of approximately $55.7 million equity investment by Tiptree in newly issued common stock of the Company at $9.00 per share (prior to the Company’s announcement of a three-for-two stock split in September 2010), and a cash tender (the “Tender Offer”) by the Company for all of the Company’s previously issued and outstanding shares of common stock (the “Tiptree Transaction”). Approximately 97.4% of previously existing stockholders tendered their shares in connection with the Tiptree Transaction, and the Company simultaneously issued to Tiptree approximately 6.19 million newly issued shares of the Company’s common stock, representing ownership of approximately 92.2% of the outstanding common stock of the Company. Pursuant to the Tiptree Transaction, CIT Healthcare ceased management of the Company as of November 16, 2010. Since such time, Care has been managed through a combination of internal management and a services agreement with TREIT.
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
     As a result of the Tiptree Transaction, the period from January 1, 2010 to August 12, 2010 (including the results of operation for the period from July 1, 2010 to August 12, 2010), for which the Company’s results of operations and cash flows are presented, is reported as the “Predecessor” period. The period from August 13, 2010 through September 30, 2010 and January 1, 2011 through September 30, 2011, for which the Company’s results of operations and cash flows are presented, is reported as the “Successor” period as well as the Company’s financial position as of September 30, 2011 and December 31, 2010.
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
     The accompanying condensed consolidated financial statements are unaudited. In our opinion, all estimates and adjustments (which include fair value adjustments related to the acquisition and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been made. The condensed consolidated balance sheet as of December 31, 2010 has been derived from the audited consolidated balance sheet as of that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2010, as filed with the Securities and Exchange Commission (“SEC”). The predecessor results of operations for the period from January 1, 2010 to August 12, 2010 and July 1, 2010 to August 12, 2010, and the successor results of operations from the period from August 13, 2010 to September 30, 2010 and the three and nine months ended September 30, 2011 are not necessarily indicative of the operating results for the full year ending December 31, 2011.
Consolidation
     The consolidated financial statements include our accounts and those of our subsidiaries, which are wholly-owned or controlled by us. All intercompany balances and transactions have been eliminated. Our consolidated financial statements are prepared in accordance with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates.
Comprehensive Income
     The Company has no items of other comprehensive income, and accordingly net income (loss) is equal to comprehensive income (loss) for all periods presented.
Cash and Cash Equivalents
     We consider all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. Included in cash and cash equivalents at September 30, 2011 and December 31, 2010, are tenant deposits of approximately $0.1 million and $0.5 million, respectively, which are maintained in an unrestricted account.
Real Estate and Identified Intangible Assets
     Real estate and identified intangible assets are carried at cost, net of accumulated depreciation and amortization. Betterments, major renewals and certain costs directly related to the acquisition, improvement and leasing of real estate are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is provided on a straight-line basis over the assets’ estimated useful lives, which range from 9 to 40 years.
     Our properties, including any related intangible assets, are regularly reviewed for impairment under ASC 360-10-35-15, Impairment or Disposal of Long-Lived Assets, (“ASC 360-10-35-15”). Impairment exists when the carrying amount of an asset exceeds its fair value. An impairment loss is measured based on the excess of the carrying amount over the fair value. We determine fair value by using a discounted cash flow model and appropriate discount and capitalization rates. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. If our anticipated holding periods change or estimated cash flows decline based on market conditions or otherwise, an impairment loss may be recognized.
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
     The Company determined and recorded the fair value of its remaining loan as of August 13, 2010 in conjunction with the Company’s decision to adopt push-down accounting following the Tiptree Transaction, and such loan is carried on the September 30, 2011 and December 31, 2010 balance sheets at its cost basis, net of principal payments received and an allowance recorded in the fourth quarter of 2010 for unrealized losses of approximately $0.4 million, in accordance with the Company’s intent to hold the loan to maturity.
     For loans held-for-investment, interest income is recognized using the interest method or on a basis approximating a level rate of return over the term of the loan. Nonaccrual loans are those on which the accrual of interest has been suspended. Loans are placed on nonaccrual status and considered nonperforming when full payment of principal and interest is in doubt, or when principal or interest is 90 days or more past due and collateral, if any, is insufficient to cover principal and interest. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed against interest income. In addition, the amortization of net deferred loan fees is suspended. Interest income on nonaccrual loans may be recognized only to the extent it is received in cash. However, where there is doubt regarding the ultimate collectability of loan principal, cash receipts on such nonaccrual loans are applied to reduce the carrying value of such loans. Nonaccrual loans may be returned to accrual status when repayment is reasonably assured and there has been demonstrated performance under the terms of the loan or, if applicable, the restructured terms of such loan. The Company did not have any loans on non-accrual status as of September 30, 2011 and December 31, 2010.
     Currently, our intent is to hold our remaining loan investment, in which we are a one-third participant in a term loan credit facility, to maturity, and we have therefore reflected this investment at its adjusted cost basis on the September 30, 2011 and December 31, 2010 consolidated balance sheets. The investments in loan amounted to approximately $6.3 million and approximately $8.6 million at September 30, 2011 and December 31, 2010, respectively.
     Coupon interest on the loans is recognized as revenue when earned. Receivables are evaluated for collectability. If the fair value of a loan held at LOCOM during the Predecessor period was lower than its amortized cost, changes in fair value (gains and losses) were reported through the consolidated statement of operations. Loans previously written down may be written up based upon subsequent recoveries in value, but not above their cost basis.
     Expense for credit losses in connection with loan investments is a charge to earnings to increase the allowance for credit losses to the level that management estimates to be adequate to cover probable losses considering delinquencies, loss experience and collateral quality. Impairment losses are taken for impaired loans based on the fair value of collateral on an individual loan basis. The fair value of the collateral may be determined by an evaluation of operating cash flow from the property during the projected holding period, and/or estimated sales value computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less selling costs. Whichever method is used, other factors considered relate to geographic trends and project diversification, the size of the portfolio and current economic conditions. Based upon these factors, we will establish an allowance for credit losses when appropriate. When it is probable that we will be unable to collect all amounts contractually due, the loan would be considered impaired.
Investment in Partially-Owned Entities
     We invest in preferred equity interests that allow us to participate in a percentage of the underlying property’s cash flows from operations and proceeds from a sale or refinancing. At the inception of the investment, we must determine whether such investment should be accounted for as a loan, joint venture or as real estate. As of September 30, 2011 and December 31, 2010, Care held two equity investments and accounts for both such investments under the equity method.
     The Company assesses whether there are indicators that the value of its partially owned entities may be impaired. An investment’s value is impaired if the Company determines that a decline in the value of the investment below its carrying value is other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the estimated value of the investment. The Company recognized an impairment on investments of its partially owned entities of approximately none and $0.1 million for the three and nine month periods ended September 30, 2011, respectively, related to the Company’s SMC investment due to lower occupancy in the SMC property.
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
     Unrealized gain or loss on the change in the value of a derivative instrument, to the extent it is determined to be an effective hedge, is included in other comprehensive income. Realized gain or loss on a derivative instrument, as well as the unrealized gain or loss on a derivative instrument, or the portion thereof, which is not an effective hedge, will be included in net income (loss) from operations.
     We may use a variety of commonly used derivative products that are considered “plain vanilla” derivatives. These derivatives typically include interest rate swaps, caps, collars and floors. Similarly, we may also sell or “short” U.S. Treasury securities in anticipation of entering into a fixed rate mortgage of approximately equal duration. We expressly prohibit the use of unconventional derivative instruments and using derivative instruments for trading or speculative purposes. Further, we have a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors; therefore, we do not anticipate nonperformance by any of our counterparties.
     As of and for the periods ending September 30, 2011 and December 31, 2010, we were not party to any derivative instruments, except for the operating partnership units issued in conjunction with the Cambridge investment as described in Note 5 to the Condensed Consolidated Financial Statements.
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
     All tax years from 2008 forward remain open for examination by Federal, state and local taxing authorities. The Company does not have any uncertain tax positions as of September 30, 2011.
Earnings per Share
     We present basic earnings per share or EPS in accordance with ASC 260, Earnings per Share (“ASC 260”). Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur, if securities or other contracts to issue common stock were exercised or converted into common stock where such exercise or conversion would result in a lower EPS amount. For the nine months ended September 30, 2011, the original operating partnership units issued at the time we acquired the Cambridge investment (and which are no longer convertible into the Company’s common stock as of April 15, 2011) were not dilutive to EPS. For the three and nine month periods ended September 30, 2010, basic and diluted EPS did not include operating partnership units that were outstanding prior to April 15, 2011 as they were anti-dilutive. For the three and nine month periods ended September 30, 2011, diluted EPS included the Warrant (as defined in Note 5 to the Condensed Consolidated Financial Statements) issued to Cambridge as part of the restructuring of our investment because the average market price was more than the exercise price.
     As described in Note 5 to the Condensed Consolidated Financial Statements, on April 14, 2011 (effective April 15, 2011), our Cambridge investment was restructured and the operating partnership units issued in connection with the Cambridge investment are no longer redeemable for or convertible into shares of our common stock.
Use of Estimates
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Significant estimates are made for the valuation of real estate, allowance on investment in loans, valuation of financial instruments, fair value assessments with respect to the Company’s decision to implement push-down accounting as part of its change of control and impairment assessments and fair value assessments with respect to purchase price allocations. Actual results could differ from those estimates.
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
Reclassification
     Certain prior period amounts have been reclassified to conform to the current period presentation.
Recent Accounting Pronouncements
     In April 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“ASU 2011-02”). ASU 2011-02 provides amendments to Topic 310 to clarify which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. Early adoption is permitted. The adoption of this standard did not have a material effect on the consolidated financial statements.
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
Note 3 — Investments in Real Estate
     As of September 30, 2011 and December 31, 2010, we owned 17 and 14 senior living properties, respectively. In 2008, we acquired 14 senior living properties located in four (4) states, of which six (6) are in Iowa, five (5) in Illinois, two (2) in Nebraska and one (1) in Indiana. These 14 properties were acquired in two separate transactions from Bickford Senior Living Group, LLC, an unaffiliated party. The initial transaction was completed on June 26, 2008, whereby we acquired 12 of the aforementioned 14 senior living properties for approximately $100.8 million. Concurrent with that purchase, we leased those properties to Bickford Master I, LLC (the “Master Lessee” or “Bickford”), for an initial annual base rent of approximately $8.3 million and additional base rent of approximately $0.3 million, with fixed escalations of 3.0% per annum for 15 years. The lease provides for four (4) renewal options of ten (10) years each. The additional base rent was deferred and accrued for the first three (3) years of the initial lease term and then is paid over a 24 month period commencing with the first month of the fourth year (July 2011). We funded this acquisition using cash on hand and mortgage financing of approximately $74.6 million (see Note 7 to the Condensed Consolidated Financial Statements).
     On September 30, 2008, we purchased the remaining two (2) Bickford senior living properties for approximately $10.3 million. Concurrent with the purchase, we amended the aforementioned lease with Bickford (the “Bickford Master Lease”) to include these two (2) properties at an initial annual base rent of approximately $0.8 million and additional base rent of approximately $0.03 million with fixed escalations of 3% per annum for 14.75 years (the remaining term of the Bickford Master Lease). The additional base rent was deferred and accrued for the first 33 months of the initial lease term and then is paid over a 24 month period starting with the first month of the fourth year (July 2011). We funded this acquisition using cash on hand and mortgage financing of approximately $7.6 million (see Note 7 to the Condensed Consolidated Financial Statements).
     As an enticement for the Company to enter into the leasing arrangement for the properties, Care received additional collateral and guarantees of the lease obligation from parties affiliated with Bickford who act as subtenants under the Bickford Master Lease. The additional collateral pledged in support of Bickford’s obligation to the lease commitment included properties and ownership interests in affiliated companies of the subtenants. In June 2011, Care released its 49% equity pledge on one (1) of these properties in exchange for: (i) a 49% equity pledge on a different Bickford property located in Sioux City, Iowa and (ii) purchase options on three (3) additional Bickford properties located in Iowa and a fourth Bickford property located in Indiana.
     Additionally, as part of the June 26, 2008 transaction, we sold back a property acquired on March 31, 2008 from Bickford Senior Living Group, LLC. The property was sold at its net carrying amount, which did not result in a gain or a loss to the Company.
     In connection with the Tiptree Transaction discussed in Note 2 to the Condensed Consolidated Financial Statements, the Company completed an assessment of the allocation of the fair value of the acquired assets (including land, buildings, equipment and in-place leases) in accordance with ASC 805 and ASC 350, Intangibles — Goodwill and Other. Based upon that assessment, the allocation of the fair value on August 13, 2010 of the Bickford assets acquired was as follows (in millions):

Buildings and improvements	$95.6
Furniture, fixtures and equipment	6.4
Land	5.0
Identifiable intangibles — leases in-place including above market leases	6.7

Total	$113.7

     As of September 30, 2011, the properties owned by Care and leased to Bickford were 100% operated by Bickford Senior Living Group, LLC. Due to low occupancy at two (2) of the 14 properties, there is a covenant default under the Bickford Master Lease as net operating income (“NOI”) was not sufficient to satisfy the NOI to lease payment coverage ratio covenant. Under the Company’s mortgage documents with its secured lender for these properties, a default under the Bickford Master Lease constitutes a default under both mortgages. The Company has presented a lease modification proposal to the mortgage loan servicer which would remedy this situation. Based on guidance received from the mortgage loan servicer, we anticipate that such proposal will be accepted. To date, the Company has not been provided with or received a notice of default with regard to the Bickford mortgages and based on the foregoing, does not believe a notice of default is forthcoming. Accordingly, the Company is of the opinion that such covenant default will not have a material impact on the financial statements, results of operations and/or the liquidity of the Company. Notwithstanding the foregoing, potential lender actions as a result of the default include an acceleration of the mortgages. The Company continues to actively monitor the acceptance and approval of its proposed lease modification in order to resolve this issue.
     The Bickford assets consist of the following at each period end (in millions):

	September 30, 2011	December 31, 2010
Land	$5.0	$5.0
Buildings and improvements	102.0	102.0
Less: accumulated depreciation and amortization	(3.6)	(1.3)

Total real estate, net	$103.4	$105.7

     In September, 2011, the Company acquired three (3) assisted living and memory care facilities located in Virginia from affiliates of Greenfield Senior Living, Inc. (“Greenfield”). The aggregate purchase price for the three (3) properties was $20.8 million, of which approximately $15.5 million was funded with the proceeds of a first mortgage bridge loan (see Note 7 to the Condensed Consolidated Financial Statements), and the balance with cash on hand. Concurrent with the acquisition, the properties were leased to three (3) wholly-owned affiliates of Greenfield, which are responsible for operating each of the properties pursuant to a triple net master lease (the “Greenfield Master Lease”). The initial term of the Greenfield Master Lease is 12 years with two (2) renewal options of ten years each. Rent payments during the first year are $1,650,000, or a lease rate of approximately 7.9%, with annual rental increases of 2.75% during the initial term of the lease. At the end of the initial term, Greenfield, subject to certain conditions, holds a one-time purchase option which provides the right to acquire all three of the properties at the then fair market value. Greenfield has guaranteed the obligations of the tenants under the Greenfield Master Lease.
     We completed a preliminary assessment of the allocation of the fair value of the acquired assets from Greenfield (including land, buildings, and equipment) in accordance with ASC 805 Business Combinations. The allocation of the purchase price is preliminary pending the receipt of information necessary to identify and measure the real estate and intangible assets acquired. The Company does not expect the finalization of these items to materially impact the purchase price allocation. The preliminary allocation of the purchase price to the fair values of the assets acquired is as follows (in millions):

Buildings, improvements and equipment	$18.0
Furniture, fixtures and equipment	0.5
Land	2.3

$20.8

     Depreciation was recognized on buildings and improvements from the date of acquisition through September 30, 2011.
Note 4 — Investments in Loans
     As of September 30, 2011 and December 31, 2010, we maintained our loan investment of approximately $6.3 million and $8.6 million, respectively. The face value of the loan investment at September 30, 2011 and December 31, 2010 was $10.7 million and $12.9 million, respectively. Prior to September 30, 2010, we carried our loan investments at LOCOM. Our intent is to hold our remaining loan investment to maturity, and therefore we have reflected this loan at its adjusted cost basis, subject to impairment, on the September 30, 2011 and December 31, 2010 balance sheets. The principal amortization portion of payments received is applied to the carrying value of the loan.
     Our loan investments have historically included senior loans and participations secured primarily by real estate and other collateral in the form of pledges of ownership interests, direct liens or other security interests and have been in various geographic markets in the United States. Our remaining loan investment at September 30, 2011 and December 31, 2010, in which we are a one-third participant in a term loan credit facility, is a variable rate loan that was originally scheduled to mature on February 1, 2011. Negotiations to restructure the loan have been ongoing since its initial maturity date and as part of these discussions, the term loan credit facility and related revolving loan credit facility have been extended several times, most recently until October 28, 2011. During the course of negotiations for a potential restructuring of the credit facilities, certain borrowers under the credit facilities and certain related party entities filed a lawsuit in which the direct lenders and certain related parties (not including the Company) in the credit facilities were named. While Care is not named in the lawsuit, the Company may have certain indemnification obligations to one of the named syndicated lenders (See Note 12 to the Condensed Consolidated Financial Statements). As part of an earlier extension of the credit facilities, the borrowers agreed to continue to make timely payments of scheduled principal and interest, and agreed that default interest due on the credit facilities would contractually accrue and not be payable currently. Accordingly amounts attributable to default interest shall not be recognized until received. In addition, in February 2011, the lender consortium agreed to liquidate an existing capital expense reserve account. The Company’s share of this reserve was approximately $1.0 million, which we received in February 2011 and treated as a partial principal paydown. In addition, two (2) properties securing the credit facilities were sold in September and October of 2011. We received two (2) payments of approximately $0.5 million in each month, respectively, from the proceeds of the sales, which were treated as partial principal paydowns.

     The lender consortium and the borrowers continue to have negotiations surrounding a potential restructuring of the credit facilities. There can be no assurances regarding the terms or timing or outcome of a potential restructuring of the credit facilities. The Company continues to monitor the status of the credit facilities.

				Blended
			Cost	Base
	Location		Basis	Interest	Maturity
Collateral Type	City	State	(millions)	Rate (1)	Date (2)
September 30, 2011
Senior Nursing Facilities/ Senior Apartments/Assisted Living Facilities	Various	Louisiana	$6.3	L+4.00%	10/28/11
Investments in Loans			$6.3

December 31, 2010
Senior Nursing Facilities/ Senior Apartments/Assisted Living Facilities	Various	Texas/Louisiana	$9.0	L+4.06%	2/21/11
Unrealized Loss on Investments			(0.4)
Investments in Loans			$8.6

(1)	Does not include default interest rate.

(2)	The original maturity date was February 1, 2011, which was initially extended to February 21, 2011 and has been subsequently extended to October 28, 2011. The lender consortium and the borrowers continue to have negotiations surrounding a potential restructuring of the credit facilities. There can be no assurances regarding the terms or timing or outcome of a restructuring of the credit facilities.
Note 5 —Investments in Partially Owned Entities
     The Company has two investments in partially owned entities: Cambridge Medical Office Building Portfolio and Senior Management Concepts Senior Living Portfolio as described below.
Cambridge Medical Office Building Portfolio
     In December of 2007, we acquired an 85% equity interest in eight (8) limited partnerships that own nine (9) Class A medical office buildings (the “Cambridge Portfolio”) developed and managed by Cambridge Holdings, Inc. (“Cambridge”) in exchange for a total investment of approximately $72.4 million consisting of approximately $61.9 million of cash, of which $2.8 million was held back to perform tenant improvements, and the commitment to issue to Cambridge 700,000 operating partnership units (the “OP Units”) in ERC Sub, L.P. (the limited partnership through which we hold our investment in the Cambridge portfolio) with a stated value of $10.5 million, subject to the properties achieving certain performance hurdles. Total rentable area is approximately 767,000 square feet. Eight (8) of the properties are located in Texas and one (1) property is located in Louisiana. The properties are situated on medical center campuses or adjacent to acute care hospitals or ambulatory surgery centers, and are affiliated with and/or occupied by hospital systems and doctor groups. Cambridge retained its ownership of the remaining 15% interest in each of the limited partnerships and continues to operate the underlying properties pursuant to long-term management contracts. Pursuant to the terms of our management agreements, Cambridge acts as the manager and leasing agent of each medical office building, subject to certain removal rights held by us. The properties were approximately 92% leased at September 30, 2011.
     On April 14, 2011 (effective as of April 15, 2011) we entered into an Omnibus Agreement (the “Omnibus Agreement”) with Cambridge and certain of its affiliates (the “Cambridge Parties”) regarding our investment in the Cambridge Portfolio. Pursuant to the Omnibus Agreement, we simultaneously entered into a settlement agreement with Cambridge in regard to the ongoing litigation between ourselves and Cambridge. The economic terms of our investment in the Cambridge Portfolio were amended by the Omnibus Agreement as follows:

•	The number and terms of the OP Units were revised such that Cambridge retains rights to 200,000 OP Units. These OP Units are entitled to dividend equivalent payments equal to any ordinary dividend declared and paid by Care to its stockholders, but are no longer convertible into or redeemable for shares of common stock of Care and have limited voting rights in ERC Sub, L.P.;

•	We issued a warrant (the “Warrant”) to Cambridge to purchase 300,000 shares of our common stock at $6.00 per share;

•	Our obligation to fund up to approximately $0.9 million in additional tenant improvements in the Cambridge Portfolio was eliminated;

•	Our aggregate interest in the Cambridge Portfolio was converted from a stated percentage interest of 85% to a fixed dollar investment of $40 million with a preferred return of 14%;

•	Retroactive to January 1, 2011, we are to receive a preferential distribution of cash flow from operations with a target distribution rate of 12% on our $40 million fixed dollar investment with any cash flow from operations in excess of the target distribution rate being retained by Cambridge;

•	We have a preference with regard to any distributions from special events, such as property sales, refinancings and capital contributions, equal to the sum of our outstanding fixed dollar investment plus our accrued but unpaid preferred return;

•	Cambridge can purchase our interest in the Cambridge Portfolio at any time during the term of the Omnibus Agreement for an amount equal to the sum of our outstanding fixed dollar investment plus our accrued but unpaid preferred return plus a cash premium that increases annually as well as the return to Care of the OP Units, the Warrant and any Care stock acquired upon a cashless exercise of the Warrant (the “Redemption Price” as defined in the Omnibus Agreement);

•	Cambridge is required to purchase our interest in the Cambridge Portfolio upon the earlier of: (i) the date when our fixed dollar investment has been reduced to zero or (ii) June 2, 2017, for an amount equal to the Redemption Price; and

•	If prior to April 15, 2013, a medical office competitor, as defined in the Omnibus Agreement, acquires control of the Company, Cambridge may purchase our interest in the Cambridge Portfolio for a fixed dollar price, with no incremental premium, plus the return of the OP Units, the Warrant and any Care stock acquired upon a cashless exercise of the Warrant.
     As stated above, certain provisions of the Omnibus Agreement are retroactive to January 1, 2011. The effects of the restructuring of the Cambridge investment are partially reflected in the carrying value of the investment. Those effects include an increase of approximately $0.2 million for the valuation of the Warrant, a decrease of approximately $1.8 million for the change in the value of the remaining restructured OP Units and a reduction of approximately $1.0 million for the cash distribution for the first quarter in 2011. In addition, as stated above, our obligation for tenant improvements related to the Cambridge properties of approximately $0.9 million was released as per the terms of the Omnibus Agreement. Entering into the Omnibus Agreement in and of itself did not effect our results of operations for the three and nine month periods ending September 30, 2011. Notwithstanding the foregoing, subsequent to entering into the Omnibus Agreement, we are no longer allocated 85% of the operating losses (income) from the Cambridge Portfolio. Instead, we increase our Cambridge Portfolio investment by our share of cash from operations represented by the current pay portion of the preferred return, which is included in income in investments from partially owned entities. Upon receipt of the current pay portion of our preferred return, we reduce our Cambridge Portfolio investment by a like amount. For the three and nine months ending September 30, 2011 we reported $0.9 million (received October 28, 2011) and $2.1 million, respectively, as the current pay portion of our preferred return.
     The Company used the Black-Scholes option pricing model to measure the fair value of the Warrant on April 15, 2011, the date of the issuance, in accordance with the Omnibus Agreement. The Black-Scholes model valued the Warrant using the following assumptions:

Volatility	53.3%
Expected Dividend Yield	10.29%
Risk-free Rate of Return	1.87%
Market Price (Date of Issuance)	$5.25
Strike Price	$6.00
Term of warrant	6.0 years
     The table below provides information with respect to the Cambridge Portfolio as of September 30, 2011:

Weighted average rent per square foot	$25.62
Average square foot per tenant	5,740
Weighted average remaining lease term	6.3 years
Largest tenant as percentage of total rental square feet	8.8%

Lease Maturity Schedule:

				% of
	Number of		Annual Rent	Rental
Year	tenants	Square Ft	(in millions)	Sq Ft
2011	9	10,583	$2.4	1.3%
2012	18	57,263	1.3	7.3%
2013	21	75,585	1.6	8.9%
2014	10	37,338	0.7	3.7%
2015	21	117,580	2.5	13.6%
2016	25	112,024	2.2	12.0%
2017	10	53,764	2.0	11.3%
Thereafter	12	241,879	7.6	41.9%
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
     On October 19, 2011, we entered into an agreement with Cambridge to amend the Omnibus Agreement (the “First Amendment”). Pursuant to the First Amendment, Cambridge may purchase our interest in the Cambridge Portfolio at any time up to December 9, 2011 for an amount equal to the sum of our $40 million fixed dollar investment plus our accrued but unpaid preferred return (approximately $2.0 million). Subsequent to December 9, 2011, the purchase price reverts to that originally provided for in the Omnibus Agreement. As consideration for the First Amendment, Cambridge will forfeit all of its rights and interests in the Warrant and the OP Units upon the earlier of the closing of such purchase or December 9, 2011. In conjunction with the First Amendment, Cambridge agreed that it will not exercise the Warrant. Concurrently with the First Amendment, Cambridge stated its intent to exercise its purchase option, and to close the purchase on or before December 9, 2011. The Company is evaluating the impact of the amendment on its financial statements.
Summarized Financial Information for the Cambridge Portfolio
     Summarized financial information for the three and nine months ended September 30, 2011 and September 30, 2010 of the Cambridge Portfolio is as follows (amounts in millions):

	2011	2010
Revenue (nine months)	$19.0	$19.2
Expenses (nine months)	23.8	23.1
Net Loss before Preferred Return (nine months)	(3.4)	(3.9)
Net Loss after Preferred Return (nine months)	(4.8)	(3.9)

Revenue (three months)	$6.4	$6.4
Expenses (three months)	7.0	7.9
Net Loss before Preferred Return (three months)	(0.6)	(1.5)
Net Loss after Preferred Return (three months)	(2.0)	(1.5)

Note: The above table includes the results of operations of the Cambridge Portfolio.
Senior Management Concepts Senior Living Portfolio
     Until May 2011, we owned interests in four (4) independent and assisted living facilities located in Utah and operated by Senior Management Concepts, LLC (“SMC”), a privately held operator of senior housing facilities. The four (4) private pay facilities contain 408 units of which 243 are independent living units and 165 are assisted living units. Four (4) affiliates of SMC each entered into 15-year leases for the respective facilities that expire in 2022. We acquired our interest in the SMC portfolio in December 2007, paying approximately $6.8 million in exchange for 100% of the preferred equity interests and 10% of the common equity interests in the four (4) properties. At the time of our initial investment, we entered into an agreement with SMC that provides for payments to us of an annual cumulative preferred return of 15.0% on our investment. In addition, we are to receive a common equity return payable for up to ten (10) years equal to 10.0% of budgeted free cash flow after payment of debt service and the preferred return as well as 10% of the net proceeds from a sale of one or more of the properties. Subject to certain conditions being met, our preferred equity interest in the properties is subject to redemption at par beginning on January 1, 2010. If our preferred equity interest is redeemed, we have the right to put our common equity interests to SMC within 30 days after notice at fair market value as determined by a third-party appraiser. In addition, we have an option to put our preferred equity interest to SMC at par any time beginning on January 1, 2016, along with our common equity interests at fair market value as determined by a third-party appraiser.
     In May 2011, with our prior consent, SMC sold three (3) of the four (4) properties. At the time of closing, SMC was delinquent with respect to four (4) months of preferred and budgeted common equity payments totaling approximately $0.4 million, as well as default interest of approximately $50,000. At closing we received approximately $6.6 million of gross proceeds and $6.2 million of net proceeds (the offset corresponding to an approximately $0.4 million security deposit held by us) consisting of approximately $5.2 million representing a partial return of our preferred equity investment in the three (3) sold properties, approximately $0.9 million representing our 10% common equity interest in the sold properties and approximately $0.4 million for the outstanding delinquent and default interest payments. We received approximately $12,000 in excess of the cost basis of our investment on the sale of the three (3) properties, which was impacted by the Company’s election to utilize push-down accounting in conjunction with the Tiptree Transaction.
     As of September 30, 2011 and subsequent to the aforementioned sale, we retain our 100% preferred equity interest and 10% common equity interest in the remaining property, the Meadows, in St. George, Utah. This facility contains 120 units of senior living and the current occupancy is approximately 89%. Average occupancy during 2010 was approximately 92.5%.
Note 6 — Identified Intangible Assets — leases in-place, net
     In connection with the Tiptree Transaction and the election to use push-down accounting, we undertook an assessment of the allocation of the fair value of the acquired assets as discussed in more detail in Note 3 to the Condensed Consolidated Financial Statements.
     The following table summarizes the Company’s identified intangible assets (in millions):

	September 30,	December 31,
	2011	2010
Leases in-place — including above market leases of $2.7	$6.7	$6.7
Accumulated amortization	(0.6)	(0.2)

Total	$6.1	$6.5

     The Company amortizes this intangible asset over the terms of the underlying leases on a straight-line basis at the monthly amount of approximately $43,000 (or approximately $0.5 million annually through June 2023. The amortization for above-market leases reduced rental income by approximately $52,000 and $155,000 for the three and nine months ended September 30, 2011, respectively. The Company is determining the impact of its identified intangible assets from the acquisition of the Greenfield properties which the Company does not expect to materially impact the purchase price allocation (see Note 3 to the Condensed Consolidated Financial Statements).
Note 7 — Borrowings under Mortgage Notes Payable
     On June 26, 2008, in connection with the acquisition of the initial 12 properties from Bickford Senior Living Group LLC (discussed in Note 3 to the Condensed Consolidated Financial Statements), the Company through a wholly-owned subsidiary entered into a mortgage loan with Red Mortgage Capital, Inc. in the principal amount of approximately $74.6 million. The mortgage loan has a fixed interest rate of 6.845% and provided for one year of interest only debt service. Thereafter, as of July 2009, the mortgage loan requires a fixed monthly payment of approximately $0.6 million for both principal and interest, until maturity in July 2015 at which time the then outstanding balance of approximately $69.6 million is due and payable. In addition, we are required to make monthly escrow payments for taxes and reserves for which we are reimbursed by Master Lessee under the Bickford Master Lease. The mortgage loan is collateralized by the 12 properties.
     On September 30, 2008, we acquired two (2) additional properties from Bickford Senior Living Group, LLC and through the aforementioned wholly-owned subsidiary entered into a second mortgage loan with Red Mortgage Capital, Inc. in the principal amount of approximately $7.6 million. The mortgage loan has a fixed interest rate of 7.17% and it provides for a fixed monthly debt service payment of approximately $62,000 for principal and interest until the maturity in July 2015 when the then outstanding balance of approximately $7.1 million is due and payable. In addition, we are required to make monthly escrow payments for taxes and reserves for which we are reimbursed by the Master Lessee under the Bickford Master Lease. The mortgage loan is collateralized by the two (2) properties.

     As a result of the election to utilize push-down accounting in connection with the Tiptree Transaction, the aforementioned mortgage notes payable were recorded at their fair value of approximately $82.1 million, an increase of approximately $0.8 million over the combined amortized loan balances of approximately $81.3 million at August 13, 2010. As of September 30, 2011, approximately $0.6 million remains to be amortized over the remaining term of the mortgage loans.
     Both mortgage loans contain prepayment restrictions that materially impact our ability to refinance either of the mortgage loans prior to 2015. The annual total debt service for the two (2) loans is approximately $7.7 million.
     Due to low occupancy at two (2) of the 14 properties, at September 30, 2011 there is a covenant default under the Bickford Master Lease, as net operating income (“NOI”) was not sufficient to satisfy the NOI to lease payment coverage ratio covenant. Under the Company’s mortgage documents with its secured lender for these properties, a default under the Bickford Master Lease constitutes a default under both mortgages. The Company has presented a lease modification proposal to the mortgage loan servicer which would remedy this situation. Based on guidance received from the mortgage loan servicer, we anticipate that such proposal will be accepted. To date, the Company has not been provided with or received a notice of default with regard to the Bickford mortgages and based on the foregoing, does not believe a notice of default is forthcoming. Accordingly, the Company is of the opinion that such covenant default will not have a material impact on the financial statements, results of operations and/or the liquidity of the Company. Notwithstanding the foregoing, potential lender actions as a result of the default include an acceleration of the mortgages. The Company continues to actively monitor the acceptance and approval of its proposed lease modification in order to resolve this issue.
     On September 20, 2011, in connection with its acquisition of the Greenfield properties, the Company entered into a mortgage bridge loan with KeyBank National Association (“KeyBank”) in the principal amount of approximately $15.5 million (the “Bridge Loan”) (see Note 4 to the Condensed Consolidated Financial Statements). The Bridge Loan is secured by separate cross-collateralized, cross-defaulted first priority mortgages on each of the Greenfield properties. Care has guaranteed payment of up to $5.0 million of the obligations under the Bridge Loan. The Bridge Loan bears interest at a floating rate per annum equal to the London Interbank Offered Rate (LIBOR) plus 400 basis points, with no LIBOR floor, and provides for monthly interest and principal payments commencing on October 1, 2011. The Bridge Loan will mature on June 20, 2012 and, subject to certain conditions, may be extended for an additional three (3) months. We intend to refinance the Bridge Loan through fixed rate permanent mortgage financing provided by the Federal Home Loan Mortgage Corporation or Freddie Mac, with KeyBank acting as the sponsor of such refinancing. As of September 30, 2011, the Bridge Loan had an effective yield of 4.25% and the Company was in compliance with respect to the financial covenants related to the Bridge Loan.
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
     On September 30, 2008, we entered into an amendment (the “Amendment”) to the Management Agreement. Pursuant to the terms of the Amendment, the Base Management Fee (as defined in the Management Agreement) payable to CIT Healthcare under the Management Agreement was reduced from a monthly amount equal to 1/12 of 1.75% of the Company’s Equity (as defined in the Management Agreement) to a monthly amount equal to 1/12 of 0.875% of the Company’s Equity. In addition, pursuant to the terms of the Amendment, the Incentive Fee (as defined in the Management Agreement) payable to CIT Healthcare pursuant to the Management Agreement was eliminated and the Termination Fee (as defined in the Management Agreement) payable to CIT Healthcare upon the termination or non-renewal of the Management Agreement was amended to equal the average annual Base Management Fee as earned by CIT Healthcare during the two (2) years immediately preceding the most recently completed fiscal quarter prior to the date of termination times three (3), but in no event less than $15.4 million. No Termination Fee would be payable if we terminated the Management Agreement for cause.
     In consideration of the Amendment and for CIT Healthcare’s continued and future services to the Company, we granted CIT Healthcare a warrant (the “2008 Warrant”) to purchase 435,000 shares of the Company’s common stock at $17.00 per share under the Manager Equity Plan adopted by the Company on June 21, 2007 (the “Manager Equity Plan”). The 2008 Warrant, which is immediately exercisable expires on September 30, 2018 (see “Other Transactions with Related Parties” below). As part of the Tiptree Transaction, Tiptree acquired the 2008 Warrant from CIT Healthcare for $100,000, and the terms of the 2008 Warrant were subsequently adjusted to provide for the purchase of 652,500 shares of the Company’s common stock at $11.33 per share as a result of the three-for-two stock split announced by the Company in September 2010.
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
     On November 4, 2010, the Company entered into a Termination, Cooperation and Confidentiality Agreement (the “CIT Termination Agreement”) with CIT Healthcare. Pursuant to the CIT Termination Agreement, the parties terminated the A&R Management Agreement on November 16, 2010 (the “Termination Effective Date”). The CIT Termination Agreement also provides for: (i) a 180 day cooperation period beginning on the Termination Effective Date relating to the transition of Care from an externally-managed REIT to a hybrid management structure consisting of senior management becoming employees of the Company and the Company entering into a services agreement (the “Services Agreement”) with TREIT Management, LLC (“TREIT”), which is an affiliate of Tiptree Capital Management LLC (“Tiptree Capital” by which Tiptree is externally managed) as described in more detail below; (ii) a two (2) year mutual confidentiality period; and (iii) a mutual release of all claims related to CIT Healthcare’s management of the Company. Under the CIT Termination Agreement, the parties agreed that in lieu of the payments otherwise required under the termination provisions of the A&R Management Agreement, the Company would pay to CIT Healthcare on the Termination Effective Date $2.4 million plus any earned but unpaid monthly installments of the Base Management Fee due under the A&R Management Agreement. Those amounts were paid in full in November 2010. The Company previously paid $5.0 million of the buyout fee during the first two quarters of 2010.
     For the three and nine months ended September 30, 2010, we recognized approximately $0.3 million and $8.6 million in management and buyout fees paid to CIT Healthcare, respectively. Included within the payments to CIT Healthcare was reimbursement for certain expenses detailed in the Management Agreement and subsequent amendments, such as rent, utilities, office furniture, equipment, and overhead, among others, required for our operations.
Services Agreement with TREIT Management LLC
     On November 4, 2010, the Company entered into a Services Agreement with TREIT pursuant to which TREIT will provide certain advisory services related to the Company’s business beginning on the Termination Effective Date (the “Services Agreement”). For such services, the Company will: (i) pay TREIT a monthly base services fee in arrears of one-twelfth of 0.5% of the Company’s Equity (as defined in the Services Agreement) as adjusted to account for Equity Offerings (as defined in the Services Agreement), (ii) provide TREIT with office space and certain office related services (as provided in the Services Agreement and subject to a cost sharing agreement between the Company and TREIT) and (iii) pay a quarterly incentive fee equal to the lesser of (a) 15% of the Company’s AFFO Plus Gain/(Loss) On Sale (as defined in the Services Agreement) and (b) the amount by which the Company’s AFFO Plus Gain /(Loss) on Sale exceeds an amount equal to Adjusted Equity multiplied by the Hurdle Rate (as defined in the Services Agreement). Twenty percent (20%) of any such incentive fee shall be paid in shares of common stock of the Company, unless a greater percentage is requested by TREIT and approved by an independent committee of directors. The initial term of the Services Agreement extends until December 31, 2013. Unless terminated earlier in accordance with its terms, the Services Agreement will be automatically renewed for one year periods following such date unless either party elects not to renew. If the Company elects to terminate without cause, or elects not to renew the Services Agreement, a Termination Fee (as defined in the Services Agreement) shall be payable by the Company to TREIT. Such termination fee is not fixed and determinable and is calculated in accordance with the terms of the Services Agreement.
     For the three and nine months ended September 30, 2011, we incurred approximately $0.1 million and $0.3 million, respectively, in service fee expense to TREIT. In addition, during the three month period ended September 30, 2011, the Company incurred an incentive fee payable to TREIT of approximately $0.2 million, of which 20% is payable in the Company’s common stock, during the Company’s fourth fiscal quarter of 2011. The total incentive fee paid to TREIT for the first nine months of 2011 was approximately $0.7 million of which 20% is payable in the Company’s stock.
     On November 9, 2011, we entered into an amendment to the Services Agreement which clarified the basis upon which the Company calculates the quarterly incentive fee.

Other Transactions with Related Parties
     In connection with the Tiptree Transaction, CIT Healthcare sold the 2008 Warrant to Tiptree, which provides for the purchase of 435,000 shares of the Company’s common stock at $17.00 per share under the Manager Equity Plan adopted by the Company on June 21, 2007. The 2008 Warrant, which was granted to CIT Healthcare by the Company as consideration for amendments to earlier versions of the Management Agreement, and which was immediately exercisable, expires on September 30, 2018 and was adjusted to provide for the purchase of 652,500 shares of the Company’s common stock at $11.33 per share as a result of the three for two stock split announced by the Company in September 2010.
     In accordance with ASC 505-50, the Company used the Black-Scholes option pricing model to measure the fair value of the 2008 Warrant on the date of the Tiptree Transaction. The Black-Scholes model valued the 2008 Warrant using the following assumptions at the fair value date of August 13, 2010:

Volatility	20.1%
Expected Dividend Yield	7.59%
Risk-free Rate of Return	3.6%
Current Market Prices	$8.96
Strike Price	$17.00
Term of Warrant	8.14 years
     The fair value of the 2008 Warrant was approximately $36,000 at August 13, 2010 and is recorded as part of additional paid-in-capital in connection with this transaction.
Note 9 — Fair Value Measurements
     The Company has established processes for determining fair value measurements. Fair value is based on quoted market prices, where available. If listed prices or quotes are not available, then fair value is based upon internally developed models that primarily use inputs that are market-based or independently-sourced market parameters.
     An asset or liability’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of valuation hierarchy are defined as follows:
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
     The following describes the valuation methodologies used for the Company’s assets and liabilities measured at fair value, as well as the general classification of such pursuant to the valuation hierarchy.
     Real estate — The estimated fair value of tangible and intangible assets and liabilities recorded in connection with real estate properties acquired are based on Level 3 inputs. We estimated fair values utilizing income and market valuation techniques. The Company may estimate fair values using market information such as recent sales data for similar assets, income capitalization, or discounted cash flow models. Capitalization rates and discount rates utilized in these models are estimated by management based upon rates that management believes to be within a reasonable range of current market rates for the respective properties based upon an analysis of factors such as property and tenant quality, geographical location and local supply and demand observations.
     Investments in loans —At September 30, 2011 and December 31, 2010, we valued our remaining loan at adjusted cost, less allowances for unrealized losses. For purposes of both determining value on August 13, 2010 and the amount of the subsequent allowance for unrealized losses, we utilized internal modeling factors using Level 3 inputs. Prior to September 30, 2010, we valued our investment in loans at LOCOM. Such valuations were determined primarily on appraisals from third parties as investing in healthcare-related commercial mortgage debt is transacted through an over-the-counter market with minimal pricing transparency. Loans are infrequently traded and market quotes are not widely available and disseminated.
     Obligation to issue operating partnership units — The fair value of our obligation to issue OP Units is based on internally developed valuation models, as quoted market prices are not available nor are quoted prices available for similar liabilities. Our model involves the use of management estimates as well as some Level 2 inputs. The variables in the model prior to April 15, 2011 included the estimated release dates of the shares out of escrow, based on the expected performance of the underlying properties, a discount factor of approximately 21% as of December 31, 2010, and the market price and expected quarterly dividend of Care’s common shares at each measurement date. As discussed above in Note 5 to the Condensed Consolidated Financial Statements, pursuant to the Omnibus Agreement as of April 15, 2011, the number of OP Units outstanding was reduced to 200,000 and the terms of such OP Units were altered to eliminate any conversion right and provided for forfeiture of the OP Units upon the occurrence of certain events. Under the modified terms, as of September 30, 2011, the variables (Level 3 inputs) in the model include the expected life of the units, and the expected dividend rate on our common stock and a discount factor of 12%.
     ASC 820 Fair Value Measurements (“ASC 820”) requires disclosure of the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for the transfers. In addition, ASC 820 requires entities to separately disclose, in their roll-forward reconciliation of Level 3 fair value measurements, changes attributable to transfers in and/or out of Level 3 and the reasons for those transfers. Significant transfers into a level must be disclosed separately from transfers out of a level. We had no transfers between levels for the three and nine month periods ended September 30, 2011.

     The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis on the consolidated balance sheets as of September 30, 2011 and December 31, 2010:

	Fair Value at September 30, 2011 (Successor)
(dollars in millions)	Level 1	Level 2	Level 3	Total
Liabilities
Obligation to issue operating partnership units(1)	$—	$—	$0.5	$0.5

	Fair Value at December 31, 2010 (Successor)
	Level 1	Level 2	Level 3	Total
Liabilities
Obligation to issue operating partnership units(1)	$—	$—	$2.1	$2.1

(1)	For the nine month period ended September 30, 2011, we recorded an unrealized loss of approximately $0.3 million on revaluation and for the twelve month period ended December 31, 2010 an unrealized gain of approximately $0.8 million on revaluation.
     The tables below present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs during the nine month periods ended September 30, 2011 and 2010. Level 3 instruments presented in the tables include a liability to issue OP Units, which are carried at fair value. The Level 3 instruments were valued using internally developed valuation models that, in management’s judgment, reflect the assumptions a marketplace participant would use at September 30, 2011 and 2010:

Level 3 Instruments	Obligation to
Fair Value Measurements	Issue
September 30, 2011	Partnership
(dollars in millions)	Units
Balance, December 31, 2010	$(2.1)
Modification of OP Units (offset against investment)	1.9
Net change in unrealized loss from obligations	(0.3)

Balance, September 30, 2011	$(0.5)

Level 3 Instruments		Obligation to
Fair Value Measurements	Investments	Issue
September 30, 2010	In Loans	Partnership
(dollars in millions)	AT LOCOM	Units

Balance, December 31, 2009, Predecessor	$25.3	$(2.9)
Repayment of loans	(10.7)	—
Sale of loan to a third party	(5.9)	—
Total unrealized gain included in statement of operations	0.7	—

Balance, August 12, 2010, Predecessor	$9.4	$(2.9)

Net change in unrealized gain from obligations owed/investments held at August 12, 2010	$0.7	$—
Balance September 30, 2010, Successor	$—	$(2.4)

Net change in unrealized gain from obligations owed/investments held at September 30, 2010	$—	$0.5

     The Company recognized an impairment on investments of its partially owned entities of approximately none and $0.1 million for the three and nine months ended September 30, 2011, respectively, related to the Company’s SMC investment due to lower occupancy in the remaining SMC property. The calculation of the impairment was based on the sales price of the three SMC properties sold in May 2011 (Level 3 measurement)
     As of September 30, 2011, the Company has completed a preliminary assessment of the allocation of the fair value of the assets acquired from Greenfield utilizing Level 3 inputs. See Note 3 to the Condensed Consolidated Financial Statements.
Estimates of other assets and liabilities in financial statements
     In addition, we are required to disclose fair value information about financial instruments, whether or not recognized in the financial statements, for which it is practical to estimate that value. In cases where quoted market prices are not available, fair value is based upon the application of discount rates to estimated future cash flows based on market yields or other appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     In addition to the amounts reflected in the financial statements at fair value as provided above, cash and cash equivalents, accrued interest receivable, accounts payable and other liabilities reasonably approximate their fair values due to the short maturities of these items. The mortgage notes payable of approximately $73.8 million and approximately $7.5 million that were used to finance the acquisitions of the Bickford properties on June 26, 2008 and September 30, 2008, respectively, were revalued in connection with the Tiptree Transaction and our election to utilize push-down accounting and were determined to have a combined fair value of approximately $82.1 million on August 13, 2010 and a combined fair value of approximately $84.5 million as of September 30, 2011. The fair value of the debt was calculated by determining the present value of the agreed upon cash flows at a discount rate reflective of financing terms currently available to us for collateral with the similar credit and quality characteristics (based on Level 2 measurements). The Bridge Loan used to finance the Greenfield acquisition is a floating rate facility and closed on September 20, 2011. Accordingly, its historic value approximates fair market value as of September 30, 2011.
     The Company is exposed to certain risks relating to its ongoing business. The primary risk that may be managed by using derivative instruments is interest rate risk. We may enter into interest rate swaps, caps, floors or similar instruments to manage interest rate risk associated with the Company’s borrowings. The Company has no interest rate derivatives in place as of September 30, 2011 or December 31, 2010.
     We are required to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. As of September 30, 2011, the Company has only one derivative instrument that pertains to the OP Units issued in conjunction with the Cambridge investment. The Company has not designated this derivative instrument as a hedging instrument. Accordingly, our consolidated financial statements include the following fair value amounts and reflect gains and losses associated with the aforementioned derivative instrument (dollars in millions):

	September 30,		December 31,
	2011		2010
	(Successor)		(Successor)
	Balance		Balance
Derivatives not designated as	Sheet	Fair	Sheet	Fair
hedging instruments	Location	Value	Location	Value
Operating Partnership Units	Obligation to issue operating partnership units	$(0.5)	Obligation to issue operating partnership units	$(2.1)

		Amount of (Gain) / Loss Recognized in Income on Derivative
						For the Period
			For the Period	For the Period		From
			From	From	Nine Months	January 1,
		Three Months	August 13, 2010 to	July 1, 2010 to	Ended	2010
Derivatives not designated	Location of (Gain) / Loss	Ended	September 30,	August 12,	September 30,	August 12,
as hedging instruments	Recognized in Income on	September 30, 2011	2010	2010	2011	2010
	Derivative	(Successor)	(Successor)	(Predecessor)	(Successor)	(Predecessor)

Operating Partnership Units	Unrealized loss / (gain) on derivative instruments	$—	$(0.5)	$(0.2)	$0.3	$—
     As discussed in Note 5 to the Condensed Consolidated Financial Statements, Cambridge will forfeit all of its rights and interests in the OP Units upon the earlier of the closing of the purchase of Care’s interest in the Cambridge Portfolio or December 9, 2011 pursuant to the First Amendment to the Omnibus Agreement.
Note 10 — Stockholders’ Equity
     Our authorized capital stock consists of 100,000,000 shares of preferred stock, $0.001 par value and 250,000,000 shares of common stock, $0.001 par value. As of September 30, 2011, no shares of preferred stock were issued and outstanding and 10,161,249 shares of common stock were issued and outstanding.
     On December 10, 2009, the Company granted special transaction performance share awards to plan participants equal to 15,000 shares at target levels and an aggregate maximum amount of 30,000 shares. On February 23, 2010, the terms of the awards were modified such that the awards were triggered upon the execution, during 2010, of one or more of the following transactions that resulted in liquidity to the Company’s stockholders within the parameters expressed in the special transaction performance share awards agreement: (i) a merger or other business combination resulting in the disposition of all of the issued and outstanding equity securities of the Company; (ii) a tender offer made directly to the Company’s stockholders either by the Company or a third party for at least a majority of the Company’s issued and outstanding common stock; or (iii) the declaration of aggregate distributions by the Company’s Board equal to or exceeding $8.00 per share. Two thousand of these shares were forfeited and the maximum target level was reached when the Tiptree Transaction was completed on August 13, 2010, triggering the issuance of the aggregate maximum 28,000 shares on that day. The performance share awards were settled prior to the Company’s three-for-two stock split announced in September 2010.
     On January 3, 2011, the Company awarded a total of 73,999 common shares to four of its employees in accordance with their employment agreements. The issuance of such shares was treated as compensation expense in the fourth quarter of 2010. These shares were issued under the Care Investment Trust Inc. Equity Plan (“Equity Plan”).
     On May 16, 2011 and August 9, 2011, the Company issued 9,245 and 4,859, respectively, common shares to TREIT Management LLC in conjunction with its quarterly incentive fee due under the Services Agreement (See Note 8 to the Condensed Consolidated Financial Statements). These shares were issued under the Manager Equity Plan.
     As of September 30, 2011, 276,406 common shares remain available for future issuances under the Equity Plan and 192,814 shares remain available for future issuances under the Manager Equity Plan. Per the terms of the respective plans, the amounts available for issuance under the Equity Plan and the Manager Equity Plan were adjusted by the Company’s three-for-two stock split announced in September 2010.
     During the second and third quarters of fiscal 2011, the Company declared and paid a cash dividend of $0.135 per common share of approximately $1.4 million in each of these quarters. On November 3, 2011, the Company declared a third quarter cash dividend of $0.135 per common share to be paid on December 1, 2011 to stockholders of record as of November 17, 2011;.
Shares Issued to Directors for Board Fees:
     On January 3, 2011, April 6, 2011, July 5, 2011 and October 3, 2011, 3,156; 2,912; 2,096; and 1,689 shares, respectively, of common stock with a combined aggregate fair value of approximately $56,000 were granted to our independent directors as part of their annual retainer.
     The shares were issued under the Equity Plan. Each independent director receives an annual base retainer of $50,000, payable quarterly in arrears, of which 70% is paid in cash and 30% in shares of Care common stock. Shares issued as part of the annual retainer vest immediately and are included in general and administrative expense.
Note 11 — Income (Loss) per Share (in thousands, except share and per share data)

	Three Months	For the Period From	For the Period From	Nine Months Ended	For the Period From
	Ended	August 13, 2010 to	July 1, 2010 to	September 30,	January 1, 2010 to
	September 30, 2011	September 30, 2010	August 12, 2010	2011	August 12, 2010
	(Successor)	(Successor)	(Predecessor)	(Successor)	(Predecessor)
Net income or (loss) per share of common stock
Net income (loss) per share, basic	$0.05	$(0.04)	$(0.22)	$0.05	$(0.56)

Net income (loss) per share, diluted	$0.05	$(0.04)	$(0.22)	$0.05	$(0.56)

Numerator:

Net income (loss)	$535	$(384)	$(6,609)	$489	$(16,941)

Denominator:
Weighted average common shares outstanding, basic	10,159,098	10,063,386	30,353,454	10,149,763	30,331,994

Weighted average common shares outstanding, diluted	10,187,605	10,063,386	30,353,454	10,160,202	30,331,994

     For the three and nine months ended September 30, 2011 diluted income per share includes the effect of 28,507 and 4,433 common shares, respectively, pertaining to the Warrant issued to Cambridge on April 15, 2011 under the Omnibus Agreement. As described in

Note 5 to the Condensed Consolidated Financial Statements, pursuant to the First Amendment to the Omnibus Agreement, the Warrant will be terminated on or before December 9, 2011. The 2008 Warrant convertible into 652,500 common shares was excluded in diluted income per share because the exercise price was more than the average market price and it is anti-dilutive for these periods.
     For the three and nine month periods ended September 30, 2010, there were no outstanding securities that were dilutive.
     For the nine months ended September 30, 2011, the original operating partnership units did not affect diluted net income (loss) per share. For the three and nine months ended September 30, 2010, basic and diluted net income (loss) per share did not include operating partnership units that were outstanding prior to April 15, 2011, as they were anti-dilutive.
     As described in Note 5 to the Condensed Consolidated Financial Statements, on April 14, 2011 (effective April 15, 2011), our Cambridge investment was restructured and the OP Units issued in connection with the Cambridge investment are no longer redeemable for or convertible into shares of our common stock.
     The weighted average common shares outstanding (basic and diluted) for the three and nine months ended September 30, 2010 are adjusted to reflect the Company’s three-for-two stock split announced in September 2010.
Note 12 — Commitments and Contingencies
     As discussed above in Note 5 to the Condensed Consolidated Financial Statements, as of April 15, 2011, Care’s previous obligation to provide approximately $0.9 million in tenant improvements related to our purchase of the Cambridge properties was eliminated in conjunction with the execution of the Omnibus Agreement.
     On November 4, 2010, the Company entered into a Services Agreement with TREIT pursuant to which TREIT will provide certain advisory services related to the Company’s business beginning upon the effective termination of CIT Healthcare as our external manager on November 16, 2010. For such services, the Company will pay TREIT a monthly base services fee in arrears of one-twelfth of 0.5% of the Company’s Equity (as defined in the Services Agreement) and a quarterly incentive fee of 15% of the Company’s AFFO Plus Gain/(Loss) On Sale (as defined in the Services Agreement), as adjusted to account for Equity Offerings (as defined in the Services Agreement), and quarterly incentive fee equal to the lesser of: (a) 15% of the Company’s AFFO Plus Gain/(Loss) On Sale (as defined in the Services Agreement) and (b) the amount by which the Company’s AFFO Plus Gain /(Loss) on Sale exceeds an amount equal to Adjusted Equity multiplied by the Hurdle Rate (as defined in the Services Agreement). Twenty percent (20%) of any such incentive fee shall be paid in shares of common stock of the Company, unless a greater percentage is requested by TREIT and approved by an independent committee of directors. The initial term of the Services Agreement extends until December 31, 2013, unless terminated earlier in accordance with the terms of the Services Agreement and will be automatically renewed for one year periods following such date unless either party elects not to renew the Services Agreement in accordance with its terms. If the Company elects to terminate without cause, or elects not to renew the Services Agreement, a Termination Fee (as defined in the Services Agreement) shall be payable by the Company to TREIT. On November 9, 2011, we entered into an amendment to the Services Agreement which clarified the basis upon which the Company calculates the quarterly incentive fee.
     In addition to the mortgage notes from our Bickford and Greenfield properties (See Note 7 to the Condensed Consolidated Financial Statements), the table below summarizes our annual remaining contractual obligations as of September 30, 2011.

Amounts (in millions)	2011	2012	2013	2014	2015	2016	Thereafter
TREIT Base service fee(1)	$0.3	0.4	0.4	—	—	—	—
Company Office Lease	$0.1	0.2	0.2	0.2	0.2	0.2	0.5

(1)	Subject to increase based on increases in stockholders’ equity. In 2014 and 2015, TREIT will receive either (i) the Termination Fee in the event of termination without cause or non-renewal, or (ii) the base service fee in the event of renewal by the Company. The Termination Fee payable to TREIT in the event of termination without cause or non-renewal of the Services Agreement by the Company is not fixed and determinable and is, therefore, not included in the table.
Litigation
     Care is not presently involved in any material litigation or, to our knowledge, is any material litigation threatened against us or our investments, other than routine litigation arising in the ordinary course of business. Management believes the costs, if any, incurred by us related to litigation will not materially affect our financial position, operating results or liquidity. Notwithstanding the foregoing, the Company, as discussed above in Note 4 to the Condensed Consolidated Financial Statements, may have certain indemnification obligations with respect to a lawsuit filed by certain borrowers and certain related party entities in our remaining loan investment in which Care was not named as a defendant.
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
Shareholder IPO Litigation
     On September 18, 2007, a class action complaint for violations of federal securities laws was filed in the United States District Court, Southern District of New York alleging that the Registration Statement relating to the initial public offering of shares of our common stock, filed on June 21, 2007, failed to disclose that certain of the assets in the contributed portfolio were materially impaired and overvalued and that we were experiencing increasing difficulty in securing our warehouse financing lines. On January 18, 2008, the court entered an order appointing co-lead plaintiffs and co-lead counsel. On February 19, 2008, the co-lead plaintiffs filed an amended complaint citing additional evidentiary support for the allegations in the complaint. The parties filed various motions between April 2008 and July 2010. The plaintiffs filed an opposition to our motion to dismiss on July 9, 2008, to which we filed our reply on September 10, 2008. On March 4, 2009, the court denied our motion to dismiss. Care filed its answer on April 15, 2009. At a conference held on May 15, 2009, the Court ordered the parties to make a joint submission (the “Joint Statement”) setting forth: (i) the specific statements that Plaintiffs claim are false and misleading; (ii) the facts on which Plaintiffs rely as showing each alleged misstatement was false and misleading: and (iii) the facts on which Defendants rely as showing those statements were true. The parties filed the Joint Statement on June 3, 2009. On July 31, 2009, the parties entered into a stipulation that narrowed the scope of the proceeding to the single issue of the warehouse financing disclosure in the Registration Statement. Fact discovery closed on April 23, 2010. Care filed a motion for summary judgment on July 9, 2010. By Opinion and Order dated December 22, 2010, the Court granted Care summary judgment motion in its entirety and directed the Clerk of the Court to enter judgment accordingly.
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
Note 13 — Subsequent Events
Hedging Transactions
     On October 3, 2011, the Company sold short $15 million of the aggregate principal amount of the 2.125% U.S. Treasury Note due August 15, 2021 (the “10 Year U.S. Treasury”). Care entered into this transaction in conjunction with its submission to the Federal Home Loan Mortgage Corporation (“Freddie Mac”) of its application for a ten-year fixed rate mortgage to be secured by the Greenfield properties. Proceeds of the Freddie Mac mortgage will be used to repay the current outstanding Bridge Loan secured by the Greenfield properties. The interest rate on the Freddie Mac mortgage will be set shortly prior to closing at a fixed amount or spread over the then current yield on the 10 Year U.S. Treasury. The Company closed the aforementioned short position on October 27, 2011 and realized a gain of approximately $0.7 million.
Dividend Declaration
     On November 3, 2011, the Company declared a third quarter cash dividend of $0.135 per common share to be paid on December 1, 2011 to stockholders of record at the close of business as of November 17, 2011.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Information
     We make forward looking statements in this Form 10-Q that are subject to risks and uncertainties. These forward looking statements include information about possible or assumed future results of our business and our financial condition, liquidity, results of operations, plans and objectives. They also include, among other things, statements concerning anticipated revenues, income or loss, capital expenditures, dividends, capital structure, or other financial terms, as well as statements regarding subjects that are forward looking by their nature, such as:
•	our business and financing strategy;

•	our ability to acquire investments on attractive terms;

•	our understanding of our competition;

•	our projected operating results;

•	market trends;

•	estimates relating to our future dividends;

•	completion of any pending transactions;

•	projected capital expenditures; and

•	impact of technology on our operations and business.
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
     The following should be read in conjunction with the consolidated financial statements and notes included herein. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) contains certain non-GAAP financial measures. See “Non-GAAP Financial Measures” and supporting schedules for reconciliation of our non-GAAP financial measures to the comparable GAAP financial measures.
Overview
     Care Investment Trust Inc. (all references to “Care,” “the Company,” “we,” “us,” and “our” means Care Investment Trust Inc. and its subsidiaries) is an equity REIT that invests in healthcare facilities including assisted-living, skilled nursing and other senior care facilities, medical office buildings and other healthcare-related real estate assets. The Company, which utilizes a hybrid management structure containing components of both internal and external management, was incorporated in Maryland in March 2007 and completed its initial public offering on June 22, 2007.
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
     On March 16, 2010, we entered into a definitive purchase and sale agreement with Tiptree Financial Partners, L.P. (“Tiptree”) under which we agreed to sell a significant amount of newly issued common stock to Tiptree (the “Tiptree Transaction”) at $9.00 per share (prior to the Company’s announcement of a three-for-two stock split in September 2010) and to commence a cash tender offer for up to all (the “Tender Offer”) of our outstanding common stock at $9.00 per share (prior to the Company’s announcement of a three-for-two stock split in September 2010). This change of control was completed on August 13, 2010. A total of approximately 19.74 million shares of our common stock, representing approximately 97.4% of our outstanding common stock, were tendered by our stockholders in the Tender Offer and approximately 6.19 million of newly issued shares of our common stock, representing approximately 92.2% of our outstanding common stock, after taking into consideration the effect of the tender offer, were issued to Tiptree in the Tiptree Transaction in exchange for cash proceeds of approximately $55.7 million.
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
     As of September 30, 2011, we maintained a diversified investment portfolio consisting of approximately $29.1 million (18%) in unconsolidated joint ventures that own real estate, approximately $124.2 million (78%) in wholly owned real estate and approximately $6.3 million (4%) in mortgage loans. Due to the Tiptree Transaction and our election to utilize push-down accounting, our existing portfolio was revalued as of August 13, 2010 based on the estimated fair market value of each asset on such date. As of September 30, 2011, Care’s portfolio of assets consisted of wholly-owned real estate of senior housing facilities and joint-ventures which own senior-housing facilities and medical office properties as well as a mortgage loan on senior housing facilities and healthcare related assets. Our wholly-owned senior housing facilities are leased, under “triple-net” leases, which require the tenants to pay all property-related expenses.
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
Critical Accounting Policies
     A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2010 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no significant changes to those policies during the nine-month period ended September 30, 2011.
Results of Operations
     Although our Company continues to exist as the same legal entity after the Tiptree Transaction, as a result of the application of push down accounting, we are required to present the 2010 condensed consolidated financial statements for “predecessor” and “successor” periods. Our predecessor periods relate to the accounting periods preceding the Tiptree Transaction. Our successor periods relate to the accounting periods following the Tiptree Transaction in which we have applied push down accounting. For purposes of this MD&A, to facilitate the discussion of operations, we have mathematically combined our predecessor consolidated results for the 43 days and the 224 days ended August 12, 2010 and our successor consolidated results for the 49 days ended September 30, 2010. Although this presentation does not comply with GAAP, we believe it provides meaningful comparison of our consolidated results for the three months and nine months ended September 30, 2011 and 2010, respectively, because it allows us to compare our consolidated results over equivalent periods of time. Nonetheless a reader should bear in mind that the consolidated financial statements for our successor and predecessor periods have been prepared using different bases of accounting and, accordingly, are not directly comparable to one another.
     The following table is a non-GAAP presentation which combines the operating results of the successor and predecessor entities for the periods overlapping the 2010 third quarter as described earlier (dollars in thousands — except share and per share data) (Unaudited):

		Three Months		Nine Months
	Three Months	Ended September	Nine Months	Ended September
	Ended September	30, 2010	Ended September	30, 2010
	30, 2011	(Successor and	30, 2011	(Successor and
	(Successor)	Predecessor)	(Successor)	Predecessor)
Revenue
Rental revenue	$3,371	$3,283	$9,923	$9,684
Income from investments in loans	146	417	589	1,564

Total revenue	3,517	3,700	10,512	11,248

Expenses
Base management and service fees and buyout payments to related party	100	275	303	8,579
Incentive fee to related party	237	—	718	—
Marketing, general and administrative	1,367	7,821	3,705	12,006
Depreciation and amortization	883	993	2,620	2,676
Realized gain on sales and repayment of loans	—	—	—	(4)
Adjustment to valuation allowance on investments in loans	—	(28)	—	(858)

Operating expenses	2,587	9,061	7,346	22,399

(Income) or loss from investments in partially-owned entities, net	(1,009)	956	(1,779)	2,415
Net unrealized (gain)/loss on derivative instruments	—	(719)	255	(451)
Impairment of investments	—	—	77	—
Interest income	(7)	(25)	(15)	(104)
Interest expense including amortization and write-off of deferred financing costs	1,411	1,420	4,139	4,314

Net income (loss)	$535	$(6,993)	$489	$(17,325)

For reconciliation with the GAAP presentation, see the Condensed Consolidated Statement of Operations.
Comparison of the three months ended September 30, 2011 and the three months ended September 30, 2010
Revenue
     During the three month period ended September 30, 2011, we recognized approximately $3.4 million of rental revenue on the Bickford and Greenfield properties, as compared with approximately $3.3 million related to the Bickford properties during the comparable period in 2010, an increase of approximately $0.1 million. Included in the rental revenue for the three month period ended September 30, 2011 was approximately $50,000 of rental revenue which represented rent from the Greenfield properties which were acquired in September 2011. Also included in the revenue for each period are approximately $0.3 million of taxes, insurance and other escrows that we collect on behalf of our tenant in our Bickford properties and pass through to our mortgage lender to be paid upon coming due. KeyBank does not require escrows on its Bridge Loan, and while we are escrowing for taxes, insurance and replacements reserves on our Greenfield portfolio, no such amounts were included income for three month period ended September 30, 2011.
     We earned investment income on our remaining loan investment of approximately $0.1 million for the three month period ended September 30, 2011 as compared with approximately $0.4 million for the three months ended September 30, 2010, a decrease of approximately $0.3 million. The decrease in income related to our loan portfolio is primarily attributable to a lower average outstanding principal loan balance during the three month period ended September 30, 2011, as compared with the comparable period during 2010, which was the result of principal pay downs that occurred on our remaining loan during the nine months ended September 30, 2011. In addition, as part of an extension agreement with respect to our remaining loan investment, the borrowers agreed to continue to pay scheduled principal and interest on a timely basis; however, payments of default interest on the credit facility will contractually accrue and are not currently payable. Accordingly, amounts attributable to default interest shall not be recognized until received. We recognized approximately $27,000 of default interest for the three month period September 30, 2011, as compared to the period ended September 30, 2010 during which approximately $0.2 million of default interest was recognized as interest income. Our remaining mortgage loan is variable rate based on LIBOR. At September 30, 2011, the loan had a weighted average spread of 4.00% over 30-Day LIBOR, with an effective yield of 4.24%. The effective yield on our mortgage investment at the period ended September 30, 2010 was 4.37%. As discussed in Notes 2 and 4 to our Condensed Consolidated Financial Statements, the original maturity date of the loan was February 1, 2011, which had been extended several times, most recently until October 28, 2011. The lender consortium and the borrowers continue to have negotiations surrounding a potential restructuring of the credit facilities. There can be no assurance regarding the terms or timing or outcome of a potential restructuring of the credit facilities. The Company continues to monitor the status of the credit facilities.
Expenses
     For the three months ended September 30, 2011, we recorded base services fee expense payable to our advisor, TREIT, under our Services Agreement of approximately $0.1 million as compared with base management fee expense payable to our former manager, CIT Healthcare, under our Management Agreement of approximately $0.3 million for the three month period ended September 30, 2010, a decrease of approximately $0.2 million. The decrease in fee expense is primarily attributable to the reduction in the monthly base fee arrangement with our current advisor as compared to our former manager.
     For the three month period ended September 30, 2011, we also incurred incentive fee expense payable to TREIT of approximately $0.2 million, of which approximately $189,000 is to be paid in cash and approximately $47,000 is to be paid in stock as stock-based compensation, during the Company’s fourth fiscal quarter of 2011, pursuant to the terms of our Services Agreement. Such expense did not occur during the three months ended September 30, 2010.
     Marketing, general and administrative expenses were approximately $1.4 million for the quarter ended September 30, 2011 and consist of fees for professional services, which include audit, legal and investor relations; directors & officers (“D&O”) insurance and other insurance; general overhead costs for the Company and employee salaries and benefits as well as fees paid to our directors, as compared with approximately $7.8 million for the comparable period ended September 30, 2010, a decrease of approximately $6.4 million. Included in the marketing, general and administrative expenses for the quarter ended September 30, 2010 are predecessor costs for advisory services of $3.5 million and legal costs associated with the Tiptree Transaction and Cambridge litigation of $1.5 million, none of which occurred in the comparable period in 2011. The decrease in marketing, general and administrative expense is also a result of a reduction of our audit and D&O insurance expenses for the period ended September 30, 2011 of approximately $1.6 million as compared to the same period in 2010. Such cost reductions were offset primarily by employee compensation expense of approximately $0.4 million during the period ended September 30, 2011, which was incurred as a result of the Company’s internalization of management and other employees. This expense did not occur during the comparable period in 2010 as the Company was externally-managed and did not have any employees during that period. Also included in the marketing, general and administrative expenses for each of the three month periods ended September 30, 2011 and 2010 are approximately $0.3 million of taxes, insurance and other escrows that we collect on behalf of our master tenant in the Bickford portfolio and pass through to our mortgage lender for this portfolio to be paid upon coming due. We also expensed approximately $11,000 for the three month period ended September 30, 2011 consisting of the stock portion of the fees paid to our independent directors as part of their compensation for their service on our board of directors for the third quarter of 2011. For the comparable period in 2010, our stock-based compensation expense for our independent directors was approximately $50,000, or approximately $39,000 more than in the current period. The annual fees paid to our directors were reduced following the Tiptree Transaction. Each independent director is now paid a base retainer of $50,000 annually, which is payable 70% in cash and 30% in stock. Payments are made quarterly in arrears. Shares of our common stock issued to our independent directors as part of their annual compensation vest immediately and are expensed by us accordingly.
     The management fees, services fees, incentive fees, expense reimbursements, and the relationship between us and our former manager and our current advisor, TREIT, are discussed further in Note 8 to the Condensed Consolidated Financial Statements.
Income or loss from investments in partially-owned entities
     For the three month period ended September 30, 2011, income from investments in partially-owned entities amounted to approximately $1.0 million as compared with a loss recognized of approximately $1.0 million for the comparable period in 2010, a change of approximately $2.0 million. As a result of the new economic terms in our Cambridge investment (as outlined in the Omnibus Agreement dated April 15, 2011, which was retroactive as of January 1, 2011) we receive a preferential distribution of cash flow from operations with a target distribution rate of 12% of our $40 million fixed dollar investment with any cash flow from operations in excess of the target distribution rate being retained by Cambridge, and we no longer recognize 85% of the operating gain or loss (inclusive of depreciation and amortization) with respect to the Cambridge Portfolio. As per the new economic terms outlined in the Omnibus Agreement, we recognized in income $0.9 million to reflect our share of available cash from operations for the three months ended September 30, 2011. We also recognized our share of equity income in the remaining SMC property of approximately $0.1million, for the three months ended September 30, 2011.
Unrealized gain or loss on derivative instruments
     We did not recognize any income or loss on the fair value of our obligation to issue OP Units related to the Cambridge transaction for the three month period ended September 30, 2011, as compared with an unrealized gain of approximately $0.7 million for the comparable period in 2010, a difference of approximately $0.7 million. Pursuant to the terms of the Omnibus Agreement, the valuation and accounting for the OP Units were modified on April 15, 2011. The number and terms of the OP Units have been revised such that Cambridge retains rights to 200,000 OP Units, with the balance having been canceled per the terms of the Omnibus Agreement. These remaining OP Units are entitled to dividend equivalent payments equal to any ordinary dividend declared and paid by Care to its stockholders, but no longer are convertible into or redeemable for shares of common stock of Care. As a result of the reduction in the number of and change in the terms of the OP Units resulting from the restructuring of our Cambridge investment, the liability associated with the respect to the OP Units was reduced to approximately $0.5 million. Pursuant to the First Amendment to the Cambridge Omnibus Agreement, the OP Units will cease to exist upon the earlier of Cambridge purchasing our interest in the Cambridge Portfolio or December 9, 2011. Concurrently with the First Amendment to the Omnibus Agreement, Cambridge stated its intent to exercise its purchase option, and to close the purchase on or before December 9, 2011.
Interest Expense
     We incurred interest expense of approximately $1.4 million for the three month period ended September 30, 2011 as compared with interest expense of approximately $1.4 million for the three month period ended September 30, 2010. Interest expense for both of these periods was related to the interest payable on the mortgage debt that was incurred for the acquisition of the Bickford properties. In addition, interest expense pertaining to the Greenfield properties, which were purchased in September 2011, was included in interest expense for the three month period ended September 30, 2011.
Comparison of the nine months ended September 30, 2011 and the nine months ended September 30, 2010
Revenue
     During the nine month period ended September 30, 2011, we recognized approximately $9.9 million of rental revenue on the Bickford and Greenfield properties, as compared with approximately $9.7 million during the comparable period in 2010 for the Bickford properties. Included in the rental revenue for the nine month period ended September 30, 2011 was approximately $50,000 of rental revenue which represented rent from the Greenfield properties purchased in September 2011. Also included in the revenue for each period are approximately $0.9 million of taxes, insurance and other escrows which we collect with respect to our Bickford properties and pass through to our mortgage lender to be paid upon coming due. KeyBank does not require escrows on its Bridge Loan and while we are escrowing for taxes, insurance and replacements reserves on our Greenfield portfolio, no such amounts were included income for nine month period ended September 30, 2011.
     We earned investment income on our investment in loans of approximately $0.6 million for the nine month period ended September 30, 2011 as compared with approximately $1.6 million for the nine months ended September 30, 2010, a decrease of approximately $1.0 million. The decrease in income related to our mortgage portfolio is primarily attributable to a lower average outstanding principal loan balance during the nine month period ended September 30, 2011, as compared with the same period during 2010, which was the result of scheduled principal payments as well as loan maturities and loan sales that occurred during the first quarter of 2010 in connection with the Company’s decision to shift our operating strategy to place greater emphasis on acquiring high quality healthcare-related real estate investments and away from mortgage investments. Our remaining loan is variable rate based on LIBOR, and at September 30, 2011, had a weighted average spread of 4.00% over 30-day LIBOR, with an effective yield of 4.24%. The effective yield on our loan portfolio at the period ended September 30, 2010 was 4.37%. As discussed in Notes 2 and 4 to our Condensed Consolidated Financial Statements, the original maturity date of the loan was February 28, 2011 which had been extended several times, most recently until October 28, 2011. The lender consortium and the borrowers continue to have negotiations surrounding a potential restructuring of the credit facilities. There can be no assurance regarding the terms or timing or outcome of a potential restructuring of the credit facilities. The Company continues to monitor the status of the credit facilities.
Expenses
     For the nine months ended September 30, 2011, we recorded base services fee expense payable to our advisor, TREIT, under our Services Agreement of approximately $0.3 million as compared with management fee expense payable to our former manager, CIT Healthcare, under our prior management agreement of approximately $1.2 million for the nine month period ended September 30, 2010, a decrease of approximately $0.9 million. The decrease in fee expense is primarily attributable to the reduction in the monthly fee arrangement with our current advisor as compared to our former manager. We also recorded a buyout payment expense of $7.4 million for the nine month period ended September 30, 2010 in connection with our obligation to CIT Healthcare upon termination of the CIT Management Agreement that did not recur during the comparable period in 2011.
     For the nine month period ended September 30, 2011, we also incurred incentive fee expense payable to TREIT of approximately $0.7 million, of which approximately $0.6 million was to be paid in cash and approximately $0.1 million was to be paid in stock as per the terms of our Services Agreement, which expense did not occur during the nine months ended September 30, 2010.
     Marketing, general and administrative expenses were approximately $3.7 million for the nine month period ended September 30, 2011 and consist of fees for professional services, which include audit, legal and investor relations; directors & officers (D&O) and other insurance; general overhead costs for the Company and employee salaries and benefits as well as fees paid to our directors, as compared with approximately $12.0 million for the comparable period ended September 30, 2010, a decrease of approximately $8.3 million. Included in the marketing, general and administrative expenses for the quarter ended September 30, 2010 are predecessor costs for advisory services of $3.5 million and legal costs associated with the Tiptree transaction and Cambridge litigation of $1.5 million, none of which occurred in the comparable period in 2011. The decrease in marketing, general and administrative is also a result of a reduction of our audit and D&O insurance expenses for the period ended September 30, 2011 of approximately $2.3 million as compared to the same period in 2010. Such cost reductions were offset primarily by employee compensation expense of approximately $1.2 million during the period ended September 30, 2011, which was incurred as a result of the Company’s internalization of management and other employees. This expense did not occur during the comparable period in 2010 as the Company was externally-managed and did not have any employees. Also included in the marketing, general and administrative expenses for each of the nine month periods ended September 30, 2011 and 2010 are approximately $1.0 million and $1.1 million of taxes, insurance and other escrows that we collect on behalf of our Bickford properties and pass through to our mortgage lender to be paid upon coming due, respectively. We also recognized compensation expense of approximately $41,000 for the nine month period ended September 30, 2011 consisting of the stock portion of the fees paid to our independent directors as part of their compensation for their service on our board of directors, compared with an expense of $163,000 for the nine months ended September 30, 2010, a decrease of approximately $122,000. The annual fees paid to our directors were reduced following the Tiptree Transaction. Each independent director is now paid a base retainer of $50,000 annually, which is payable 70% in cash and 30% in stock. Payments are made quarterly in arrears. Shares of our common stock issued to our independent directors as part of their annual compensation vest immediately and are expensed by us accordingly.
     The management fees, services fees, incentive fees, expense reimbursements, and the relationship between us and our former Manager and our current advisor, TREIT, are discussed in more detail in Note 8 to the Condensed Consolidated Financial Statements.
Income or loss from investments in partially-owned entities
     For the nine month period ended September 30, 2011, income from investments in partially-owned entities was approximately $1.8 million, as compared to a loss of approximately $2.4 million for the comparable period in 2010, a difference of approximately $4.2 million. As a result of the new economic terms in our Cambridge investment (as outlined in the Omnibus Agreement dated April 15, 2011, which was retroactive as of January 1, 2011), we receive a preferential distribution of cash flow from operations with a target distribution rate of 12% of our $40 million fixed dollar investment with any cash flow from operations in excess of the target distribution rate being retained by Cambridge. We no longer recognize 85% of the operating income or loss (after depreciation and amortization) with respect to the Cambridge Portfolio. Our income for the nine months ended September 30, 2011 consisted of a loss of approximately $1.1 million representing 85% of the operating loss of Cambridge for the first quarter of 2011 and income of approximately $2.1 million representing our share of available cash from operations under the terms of the Omnibus Agreement for the second and third quarter of 2011. We now recognize income on the investment each period equal to our preferential return. We recognized our share of equity income in our SMC investment of approximately $0.7 million for the nine months ended September 30, 2011. This amount is lower than the amount recognized during the comparable period in 2010 as three (3) of the four (4) SMC properties were in sold in May 2011. In addition, an impairment loss of approximately $0.1 million, was recognized on our SMC investment during the nine month period ended September 30, 2011.
Unrealized gain or loss on derivative instruments
     We recognized approximately $0.3 million unrealized loss on the fair value of our obligation to issue OP Units related to the Cambridge investment for the nine month period ended September 30, 2011, as compared with an unrealized gain of approximately $0.5 million for the comparable period in 2010, a change of approximately $0.8 million. Pursuant to the terms of the Omnibus Agreement, the valuation and accounting for the OP Units were modified on April 15, 2011. The number and terms of the OP Units have been revised such that Cambridge retains rights to 200,000 OP Units, with the balance having been canceled per the terms of the Omnibus Agreement. These remaining OP Units are entitled to dividend equivalent payments equal to any ordinary dividend declared and paid by Care to its stockholders, but no longer are convertible into or redeemable for shares of common stock of Care. As a result of the reduction in the number of and change in the terms of the OP Units resulting from the restructuring of our Cambridge investment, the liability associated with the respect to the original OP Units was reduced to approximately $0.5 million. Pursuant to the First Amendment to the Cambridge Omnibus Agreement, the OP Units will cease to exist upon the earlier of Cambridge purchasing our interest in the Cambridge Portfolio or December 9, 2011. Concurrently with the First Amendment to the Omnibus Agreement, Cambridge stated its intent to exercise its purchase option, and to close the purchase on or before December 9, 2011.
Interest Expense
     We incurred interest expense of approximately $4.1 million for the nine month period ended September 30, 2011 as compared with interest expense of approximately $4.3 million for the nine month period ended September 30, 2010, a decrease of approximately $0.2 million. Interest expense for the nine month periods ended September 2011 and 2010 was related to the interest payable on the mortgage debt that was incurred for the acquisition of the Bickford properties. In addition, the nine month period ended September 30, 2011 included interest expense from the Greenfield properties that were purchased in September 2011. The approximately $0.2 million decrease in interest expense is primarily attributable to the amortization of the principal amount of the mortgage loans pertaining to the Bickford properties offset by interest expense on the Bridge Loan secured by the Greenfield properties and the amortization of premium related to the fair value of the mortgage loans secured by the Bickford properties in conjunction with the Company’s recording of purchase accounting adjustments as part of the Tiptree Transaction in the nine month period ended September 30, 2010.
Liquidity and Capital Resources
Short-term Liquidity Needs
     Liquidity is a measurement of our ability to meet short and long-term cash needs. Our principal current cash needs are: (1) to fund operating expenses, including potential expenditures for repairs and maintenance of our properties and debt service on our outstanding mortgage loan obligations; (2) to distribute 90% of our REIT taxable income to our stockholders in order to maintain our REIT status, and (3) to fund other general ongoing business needs, as well as property acquisitions and investments. As of September 30, 2011, we did not have any development and/or redevelopment projects or any outstanding purchase agreements for the acquisition of additional assets. Our primary sources of liquidity are our current working capital, rental income from our real estate properties, distributions from our interests in non-consolidated partnerships, interest income earned on our remaining loan investment and interest income earned from our available cash balances. If Cambridge exercises its option to acquire our preferred interest in Cambridge Properties in accordance with its stated intention, we expect to generate approximately $42 million of additional cash during the fourth quarter of 2011. We also obtain liquidity from repayments of principal by our borrower in connection with our remaining loan. Management currently believes that the Company has adequate liquidity to meet its short-term capital needs.
     We intend to invest in additional healthcare-related properties only as suitable opportunities arise. In the short term, we intend to fund any future acquisitions, developments or redevelopments with a combination of cash on hand, working capital and by entering into a credit facility or other line of credit or third-party financing arrangement. In evaluating acquisition opportunities, the Company takes into consideration its current and future cash needs as well as the availability of third party financing.
     In addition to day-to-day operations, other foreseeable short-term liquidity needs which may arise during the next twelve months include the maturity of our Bridge Loan secured by the Greenfield properties and the mortgage loan secured by the Bickford properties.
     As discussed in Note 7 to the Condensed Consolidated Financial Statements, the KeyBank Bridge Loan has a scheduled maturity date of June 20, 2012 and, subject to certain conditions, may be extended for an additional three (3) months. We intend to refinance the Bridge Loan within approximately 90 days after closing through fixed rate permanent mortgage financing provided by the Federal Home Loan Mortgage Corporation or Freddie Mac, with KeyBank acting as the sponsor of such refinancing, the proceeds of which will be used to satisfy the KeyBank Bridge Loan.
     Due to low occupancy at two (2) of the 14 properties, at September 30, 2011 there is a covenant default under the Bickford Master Lease, as net operating income (“NOI”) was not sufficient to satisfy the NOI to lease payment coverage ratio covenant. Under the Company’s mortgage documents with its secured lender for these properties, a default under the Bickford Master Lease constitutes a default under both mortgages. The Company has presented a lease modification proposal to the mortgage loan servicer which would remedy this situation. Based on guidance received from the mortgage loan servicer, we anticipate that such proposal will be accepted. To date, the Company has not been provided with or received a notice of default with regard to the Bickford mortgages and based on the foregoing, does not believe a notice of default is forthcoming. Accordingly, the Company is of the opinion that such covenant default will not have a material impact on the financial statements, results of operations and/or the liquidity of the Company. Notwithstanding the foregoing, potential lender actions as a result of the default include an acceleration of the mortgages. The Company continues to actively monitor the acceptance and approval of its proposed lease modification in order to resolve this issue.
Long-term Liquidity Needs
     Our long-term liquidity requirements consist primarily of funds necessary for scheduled debt maturities, property acquisitions, developments and redevelopments of health care facilities and other non-recurring capital expenditures that are needed periodically for our properties. We currently do not have a revolving credit facility or other credit line. As we grow our business, we will likely seek additional capital from public and/or private offerings of common stock and/or preferred stock and will likely seek to procure a revolving credit facility or other line of credit or financing arrangement with one or more commercial banks. We may also pursue joint ventures with institutional investors as a means of capitalizing property acquisitions. Finally, we may in the future issue operating partnerships units in either UPREIT or DownREIT transactions, which units could be convertible into our common stock. However, our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. Our ability to access the equity markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about our Company. Nevertheless, we believe that these sources of liquidity, in addition to existing working capital and cash provided by operations, will allow us to meet our anticipated future liquidity needs.
     We routinely review our liquidity requirements and believe that our current cash flows are sufficient to allow us to continue operations, satisfy our contractual obligations and pay dividends to our stockholders. Sources of cash and cash equivalents, cash flows provided by (used in) operating activities, investing activities and financing activities are discussed below.
Cash and Cash Equivalents
     Cash and cash equivalents were approximately $8.9 million at September 30, 2011 as compared with $7.6 million at September 30, 2010, an increase of approximately $1.3 million. During the first nine months of 2011, cash of approximately $4.4 million and approximately $12.2 million was generated from operating activities and financing activities, respectively, and was offset by $12.7 million used in investing activities during the period.
Cash from Operating Activities
     Net cash provided by operating activities for the nine months ended September 30, 2011 amounted to approximately $4.6 million as compared with approximately $7.8 million used in operating activities for the nine months ended September 30, 2010, a change of approximately $12.4 million. The positive change in cash from operating activities is primarily a result of the buyout payment to our former manager of $7.5 million during the nine months ended September 30, 2010 and payments related to advisory services of $3.5 million and legal costs associated with the Tiptree Transaction and Cambridge litigation of $1.5 million, none of which occurred during the nine months ended September 30, 2011. Net income before adjustments was approximately $0.5 million for the nine months ended September 30, 2011. Distributions from investments in partially-owned entities added $4.0 million. Non-cash charges used for straight-line effects of lease revenue, stock based compensation for shares issued to directors and related parties, income from investments in partially-owned entities, impairment on investments, unrealized loss on derivative instruments and depreciation and amortization used approximately $0.1 million. The net change in operating assets used approximately $0.3 million and consisted of a decrease in accrued interest receivable and an increase in other assets. The net change in operating liabilities provided approximately $0.4 million and consisted of an increase in accounts payable and accrued expenses and an increase in other liabilities, including amounts due to a related party.

Cash from Investing Activities
     Net cash used in investing activities for the nine months ended September 30, 2011 was approximately $12.7 million as compared with approximately $16.0 million provided by investing activities for the nine months ended September 30, 2010, a change of approximately $28.7 million. The change is primarily attributable to the sale of a loan to a third party generating $5.9 million and loan repayments received of $11.0 million that occurred during the first nine months of 2010, as compared with loan repayments received of approximately $2.3 million along with an increase in cash from a return on investment in partially-owned entities of $6.1 million associated with the sale of three (3) of the Company’s four (4) properties in its SMC investment during the comparable period in 2011, which was offset by in the acquisition of the Greenfield properties of $20.8 million.
Cash from Financing Activities
     Net cash provided by financing activities for the nine months ended September 30, 2011 was approximately $12.0 million as compared with net cash used in financing activities of approximately $123.1 million for the nine months ended September 30, 2010, a change of approximately $135.1 million. The change is primarily attributable to the net cash used to consummate the Tiptree Transaction for $122.0 million during the nine month period ended September 30, 2010, which did not occur in the comparable period in 2011, along with borrowings related to the acquisition of the Greenfield properties of $15.5 million during the nine month period ended September 30, 2011, offset by dividends paid of approximately $2.7 million and financing costs paid of approximately $0.2 million during the nine months ended September 30, 2011, which did not occur during the comparable period in 2010.
     There have been no material changes to the Company’s Financial Condition from December 31, 2010.
Debt
     On June 26, 2008, in connection with the acquisition of the initial 12 properties from Bickford Senior Living Group LLC (discussed in Note 3 to the Condensed Consolidated Financial Statements), we entered into a mortgage loan with Red Mortgage Capital, Inc. in the principal amount of $74.6 million. The mortgage loan has a fixed interest rate of 6.845% and requires a fixed monthly payment of approximately $0.6 million for both principal and interest, until maturity in July 2015 at which time the then outstanding balance of approximately $69.6 million is due and payable. In addition, we are required to make monthly escrow payments for taxes and reserves for which we are reimbursed by the Master Lessee under the Bickford Master Lease. The mortgage loan is collateralized by the 12 properties.
     On September 30, 2008, we acquired two (2) additional properties from Bickford Senior Living Group, LLC and entered into a second mortgage loan with Red Mortgage Capital, Inc. in the principal amount of $7.6 million. The mortgage loan has a fixed interest rate of 7.17% and it provides for a fixed monthly debt service payment of approximately $62,000 for principal and interest until the maturity in July 2015 when the then outstanding balance of approximately $7.1 million is due and payable. In addition, we are required to make monthly escrow payments for taxes and reserves for which we are reimbursed by the Master Lessee under the Bickford Master Lease. The mortgage loan is collateralized by the two (2) properties.
     As a result of the election to utilize push-down accounting in connection with the Tiptree Transaction, the aforementioned mortgage notes payable were recorded at their fair value of approximately $82.1 million, an increase of approximately $0.8 million over the combined amortized loan balances of approximately $81.3 million at August 13, 2010. As of September 30, 2011 approximately $0.6 million remains to be amortized over the remaining term of the mortgage loans.
     Both mortgage loans contain prepayment restrictions that materially impact our ability to refinance either of the mortgage loans prior to 2015. The annual total debt service for the two loans is approximately $7.7 million.
     Due to low occupancy at two (2) of the 14 properties, there is a covenant default under the Bickford Master Lease as net operating income (“NOI”) was not sufficient to satisfy the NOI to lease payment coverage ratio covenant. Under the Company’s mortgage documents with its secured lender for these properties, a default under the Bickford Master Lease constitutes a default under both mortgages. The Company has presented a lease modification proposal to the mortgage loan servicer which would remedy this situation. Based on guidance received from the mortgage loan servicer, we anticipate that such proposal will be accepted. To date, the Company has not been provided with or received a notice of default with regard to the Bickford mortgages and based on the foregoing, management does not believe a notice of default is forthcoming. Accordingly, the Company is of the opinion that such covenant default will not have a material impact on the financial statements, results of operations and/or the liquidity of the Company. Notwithstanding the foregoing, potential lender actions as a result of the default include an acceleration of the mortgages. The Company continues to actively monitor the acceptance and approval of its proposed lease modification in order to resolve this issue.
     On September 20, 2011, we entered into the Bridge Loan with KeyBank in the principal amount of approximately $15.5 million, pursuant to a Loan Agreement for the purpose of financing the purchase price for the Greenfield acquisition. The Bridge Loan is secured by separate cross-collateralized, cross-defaulted first priority mortgages on each of the Greenfield facilities. Care has guaranteed payment of up to $5.0 million of the obligations under the Bridge Loan. The Bridge Loan bears interest at a floating rate per annum equal to LIBOR plus 4.00% with no LIBOR floor, and provides for monthly interest and principal payments commencing on October 1, 2011. As of September 30, 2011, the Bridge Loan had an effective yield of 4.25% and the Company was in compliance with respect to the financial covenants related to the Bridge Loan. While the Bridge Loan does not require escrows, we are escrowing for taxes, insurance and replacement reserves. The Bridge Loan will mature on June 20, 2012 subject to a three-month extension at our option, so long as certain conditions are satisfied. We intend to refinance the Bridge Loan within approximately 90 days after closing through permanent mortgage financing backed by Freddie Mac, with KeyBank acting as the sponsor of such mortgage financing.
     The Company leases its corporate office space with monthly rental payments approximating $20,000. The lease expires March 7, 2019.
     Per the terms of the Services Agreement, the Company is obligated to: (i) pay TREIT a monthly base services fee of one-twelfth of 0.5% of the Company’s Equity (as defined in the Services Agreement), as adjusted to account for Equity Offerings (as defined in the Services Agreement), (ii) provide TREIT with office space and certain office related services (as provided in the Services Agreement and subject to a cost sharing agreement between the Company and TREIT) and (iii) pay a quarterly incentive fee equal to the lesser of (a) 15% of the Company’s AFFO Plus Gain/(Loss) On Sale (as defined in the Services Agreement) and (b) the amount by which the Company’s AFFO Plus Gain /(Loss) on Sale exceeds an amount equal to Adjusted Equity multiplied by the Hurdle Rate (as defined in the Services Agreement). (See Note 8 to the Condensed Consolidated Financial Statements). On November 9, 2011, we entered into an amendment to the Services Agreement which clarified the basis upon which the Company calculates the quarterly incentive fee.
Equity
     As of September 30, 2011, we had 10,161,249 shares of common stock and no shares of preferred stock outstanding.
     On May 16, 2011 and August 9, 2011, the Company issued 9,245 and 4,859, respectively, common shares to TREIT Management LLC in conjunction with its quarterly incentive fee due under the Services Agreement. These shares were issued under the Manager Equity Plan.
     As of September 30, 2011, 276,406 common shares remain available for future issuances under the Equity Plan and 192,814 shares remain available for future issuances under the Manager Equity Plan. Per the terms of the respective plans, the amounts available for issuance under the Equity Plan and Manager Equity Plan were adjusted for the Company’s three-for-two stock split announced in September 2010.
     On January 3, 2011, April 6, 2011, July 5, 2011, and October 3, 2011, 3,156; 2,912; 2,096; and 1,689 shares, respectively, of common stock with a combined aggregate fair value of approximately $56,000 were granted to our independent directors as part of their annual retainer. The shares were issued under the Equity Plan. Each independent director receives an annual base retainer of $50,000, payable quarterly in arrears, of which 70% is paid in cash and 30% in shares of Care common stock. Shares granted as part of the annual retainer vest immediately and are included in general and administrative expense.
     In connection with the Tiptree Transaction, CIT Healthcare sold the 2008 Warrant to purchase 435,000 shares of the Company’s common stock at $17.00 per share under the Manager Equity Plan. The 2008 Warrant, which was granted to CIT Healthcare by the Company as consideration for amendments to earlier versions of the Management Agreement, and which was immediately exercisable, expires on September 30, 2018 and was adjusted to provide for the purchase of 652,500 shares of the Company’s common stock at $11.33 per share as a result of the three-for-two stock split announced by the Company in September 2010.
     As discussed above, under the terms of the Omnibus Agreement, on April 15, 2011, the Company issued to the Cambridge Parties the Warrant to purchase 300,000 shares of the Company’s common stock at an exercise price of $6.00 per share. Pursuant to its original terms, the Warrant was scheduled to expire upon the earlier of the termination of the Omnibus Agreement or June 30, 2017. On October 19, 2011, we entered into an agreement with Cambridge to amend the Omnibus Agreement (the “First Amendment”). As consideration for entering into the First Amendment, Cambridge will forfeit all of its rights and interests in the Warrant and the OP Units upon the earlier of the closing of its acquisition of our interest in the Cambridge Portfolio or December 9, 2011. In conjunction with the First Amendment, Cambridge agreed that it will not exercise the Warrant. See Note 5 to the Condensed Consolidated Financial Statements.
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
     Our board of directors declared a first quarter dividend of $0.135 per share of common stock for the quarter ended on March 31, 2011, which was paid to stockholders of record at the close of business on May 9, 2011, as well as a second quarter dividend of $0.135 per share of common stock for the quarter ended on June 30, 2011, which was paid to stockholders of record at the close of business on September 1, 2011 to stockholders of record at the close of business on August 18, 2011. Additionally, our board of directors declared a third quarter dividend of $0.135 per share of common stock for the quarter ended on September 30, 2011. The dividend is payable on December 1, 2011 to stockholders of record at the close of business as of November 17, 2011.

Current Market Conditions
     Recent U.S. debt ceiling and budget deficit concerns, together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns. Although U.S. lawmakers passed legislation to raise the federal debt ceiling, Standard & Poor’s Ratings Services lowered its long-term sovereign credit rating on the United States (the “U.S.”) from “AAA” to “AA+” in August 2011. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating, or its perceived creditworthiness, and the impact of the current crisis in Europe with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations is inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions. There can be no assurance that governmental or other measures to aid economic recovery will be effective. These developments and the government’s credit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Continued adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.
Contractual Obligations
     On September 21, 2011, Care acquired three assisted living and memory care facilities located in Virginia (the “Facilities”) from affiliates of Greenfield. The Facilities were acquired for an aggregate purchase price of $20.8 million, of which approximately $15.5 million was funded with the proceeds of the Bridge Loan and the balance with working capital. Immediately upon acquisition by Care, the Facilities were leased back to the sellers pursuant to the Greenfield Master Lease, which has an initial term of 12 years, with two extension options of ten (10) years. See Note 3 of the Condensed Consolidated Financial Statements for a more detailed description of the Greenfield transaction and the Greenfield Master Lease. In connection with the purchase of the Greenfield properties, we formed three (3) new special purpose subsidiaries. These newly formed Care subsidiaries, in turn, entered into a loan agreement for the Bridge Loan in the principal amount of approximately $15.5 million, the proceeds of which were used to purchase the Greenfield properties. Care has guaranteed payment on up to $5 million of the obligations under the terms of the Bridge Loan. See Note 7 to the Condensed Consolidated Financial Statements for a more detailed description of the Bridge Loan and the underlying loan documents.
Acquisitions and Dispositions
     On September 21, 2011, Care acquired three assisted living and memory care facilities located in Virginia (the “Facilities”) from affiliates of Greenfield Senior Living, Inc. The Facilities were acquired for an aggregate purchase price of $20.8 million of which approximately $15.5 million was funded with the proceeds of the Bridge Loan (see Note 7 to the Condensed Consolidated Financial Statements), and the balance with working capital. The base rent for the initial year of the lease is $1,650,000. In addition, during the nine month period ended September 30, 2011, Care consented to the sale of three (3) of the four (4) properties underlying its SMC investment, which generated cash of approximately $6.1 million (See Note 5 to the Condensed Consolidated Financial Statements). As of September 30, 2011 the Company had not entered into any definitive purchase and sale agreements with regard to any other real estate transactions. The Company regularly evaluates potential real estate acquisitions and dispositions. While current and projected returns for a subject property significantly influence the decision making process, other items, such as the impact on the geographical diversity of the Company’s portfolio, the type of property, the Company’s experience with and the overall reputation of the property operator and the availability of mortgage financing are also taken into consideration. Applicable capitalization rates for such acquisitions vary depending on a number of factors including, but not limited to, the type of facility, its location, competition and barriers to entry in the particular marketplace, age and physical condition of the facility, status and experience of the property operator and the existence or availability of mortgage financing. The property net operating income for perspective acquisitions is generally based upon the EBITDA for such property adjusted for market vacancy and property management fees as well as applicable maintenance, operating and tax reserves.
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
Off-Balance Sheet Arrangements
     We have no significant off-balance sheet arrangements as of September 30, 2011 and December 31, 2010.
Recent Accounting Pronouncements
     In April 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“ASU 2011-02”). ASU 2011-02 provides amendments to Topic 310 to clarify which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. Early adoption is permitted. The adoption of this standard did not have a material effect on the consolidated financial statements.

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
     The revised White Paper on FFO, approved by the Board of Governors of NAREIT in April 2002, defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.
Adjusted Funds from Operations
     Adjusted Funds From Operations, or AFFO, is a non-GAAP financial measure. We calculate AFFO as net income (loss) (computed in accordance with GAAP), excluding gains (losses) from debt restructuring and gains (losses) from sales of property, the effects of straight lining lease revenue, plus the expenses associated with depreciation and amortization on real estate assets, certain expenses associated with real estate acquisitions (subject to future amortization), non-cash equity compensation expenses, and excess cash distributions from the Company’s equity method investments and one-time events pursuant to changes in GAAP and other non-cash charges. Proportionate adjustments for unconsolidated partnerships and joint ventures will also be taken when calculating the Company’s AFFO.
     We believe that FFO and AFFO provide additional measures of our core operating performance by eliminating the impact of certain non-cash and capitalized expenses and facilitating a comparison of our financial results to those of other comparable REITs with fewer or no non-cash charges and comparison of our own operating results from period to period. The Company uses FFO and AFFO in this way and also uses AFFO as one performance metric in the Company’s executive compensation program as well as a variation of AFFO in calculating the Incentive Fee payable to its advisor, TREIT (as adjusted pursuant to the Services Agreement). Additionally, the Company believes that its investors also use FFO and AFFO to evaluate and compare the performance of the Company and its peers, and as such, the Company believes that the disclosure of FFO and AFFO is useful to (and expected by) its investors.
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
     The following is a reconciliation of FFO and AFFO to net income (loss), which is the most directly comparable GAAP performance measure, for the three and nine month periods ended September 30, 2011 and 2010, respectively (in thousands, except share and per share data):

	For the three months ended		For the nine months ended
	September 30, 2011		September 30, 2011
	FFO	AFFO	FFO	AFFO
Net income	$535	$535	$489	$489
Add:
Depreciation and amortization from partially-owned entities	—	—	2,601	2,601
Depreciation and amortization on owned properties	869	869	2,577	2,577
Stock-based compensation to directors	—	11	—	56
Amortization of above-market leases	—	52	—	155
Stock issued to related parties	—	35	—	96
Straight-line effect of lease revenue	—	(331)	—	(1,520)
Transaction charges	—	228	—	228
Excess cash distributions from the Company’s equity method investments	—	—	—	1
Change in the obligation to issue OP Units	—	—	—	255

Funds From Operations and Adjusted Funds From Operations	$1,404	$1,399	$5,667	$4,938

FFO and Adjusted FFO per share basic	$0.14	$0.14	$0.56	$0.49
FFO and Adjusted FFO per share diluted	$0.14	$0.14	$0.56	$0.49
Weighted average shares outstanding — basic(1)(2)	10,159,098	10,159,098	10,149,763	10,149,763
Weighted average shares outstanding — diluted(1)(2)	10,187,605	10,187,605	10,160,202	10,160,202

	For the three months ended		For the nine months ended
	September 30, 2010		September 30, 2010
	FFO	AFFO	FFO	AFFO
Net Loss	$(6,993)	$(6,993)	$(17,325)	$(17,325)
Add:
Depreciation and amortization from partially-owned entities	2,256	2,256	6,833	6,833
Depreciation and amortization on owned properties	993	993	2,676	2,676
Adjustment to valuation allowance for loans carried at LOCOM	—	(28)	—	(858)
Stock-based compensation	—	—	—	163
Straight-line effect of lease revenue	—	(596)	—	(1,734)
Excess cash distributions from the Company’s equity method investments	—	176	—	620
Obligation to issue OP Units		(718)		(451)
Gain on loans sold	—	—	—	(4)

Funds From Operations and Adjusted Funds From Operations	$(3,744)	$(4,910)	$(7,816)	$(10,080)

FFO and Adjusted FFO per share basic and diluted	$(0.28)	$(0.37)	$(0.43)	$(0.56)
Weighted average shares outstanding — basic and diluted(1)(2)	13,395,879	13,395,879	17,919,249	17,919,249

(1)	The diluted FFO and AFFO per share calculations exclude the dilutive effect of the 2008 Warrant convertible into 652,500 and 435,000 common shares for the three and nine month periods ended September 30, 2011 and September 30, 2010, respectively, because the exercise price was more than the average market price. The diluted FFO and AFFO per share calculations include the dilutive effect of the Warrant issued pursuant to the Omnibus Agreement because the average market price was more than the exercise price (see Note 5 to the Condensed Consolidated Financial Statements) convertible into 300,000 common shares for the three month period ended September 30, 2011.

(2)	Does not include original operating partnership units issued to Cambridge that were held in escrow and were reduced and restructured in conjunction with the Omnibus Agreement (see Note 5 to the Condensed Consolidated Financial Statements).

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk.
     Not applicable.

ITEM 4.	Controls and Procedures.
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
Changes in Internal Control over Financial Reporting
     There has been no change in our internal control over financial reporting during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings.
     Care is not presently involved in any material litigation or, to our knowledge, is any material litigation threatened against us or our investments, other than routine litigation arising in the ordinary course of business. Management believes the costs, if any, incurred by us related to litigation will not materially affect our financial position, operating results or liquidity. Notwithstanding the foregoing, the Company, as discussed above in Notes 2, 4 and Note 12 to the Condensed Consolidated Financial Statements, has certain indemnification obligations with respect to a lawsuit filed by certain borrowers and certain related party entities in our remaining loan asset in which Care was not named as a defendant.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
     None.

Item 3.	Defaults Upon Senior Securities.
     As of September 30, 2011, the properties owned by Care and leased to Bickford were 100% operated by Bickford Senior Living Group, LLC. Due to low occupancy at two (2) of the 14 properties, there is a covenant default under the Bickford Master Lease as net operating income (“NOI”) was not sufficient to satisfy the NOI to lease payment coverage ratio covenant. Under the Company’s mortgage documents with its secured lender for these properties, a default under the Bickford Master Lease constitutes a default under both mortgages. The Company has presented a lease modification proposal to the mortgage loan servicer which would remedy this situation. Based on guidance received from the mortgage loan servicer, management anticipates that such proposal will be accepted and documented shortly. To date, the Company has not been provided with or received a notice of default with regard to the Bickford mortgages and based on the foregoing, does not believe a notice of default is forthcoming. Accordingly, we are of the opinion that such covenant default will not have a material impact on the financial statements, operations and/or the liquidity of the Company. Notwithstanding the foregoing, potential lender actions as a result of the default include an acceleration of the mortgages. Accordingly, the Company is actively pursuing acceptance and approval of its proposed lease modification in order to resolve this issue.

Item 4.	[Removed and Reserved.]

Item 5.	Other Information.
     On November 9, 2011, we entered into an amendment to the Services Agreement which clarified the basis upon which the Company calculates the quarterly incentive fee.

ITEM 6.	Exhibits
(a) Exhibits

3.1	Articles of Amendment and Restatement of the Registrant (previously filed as Exhibit 3.1 to the Company’s Form 10-Q (File No. 001-33549), filed on August 14, 2007 and herein incorporated by reference).

3.2	Second Articles of Amendment and Restatement of the Registrant (previously filed as Exhibit 3.1 to the Company’s Form 8-K (File No. 001-33549), filed on August 16, 2010 and herein incorporated by reference).

3.3	Third Articles of Amendment and Restatement of the Registrant (previously filed as Exhibit 3.1 to the Company’s Form 8-K (File No. 001-33549), filed on September 3, 2010 and herein incorporated by reference).

3.4	Amended and Restated Bylaws of the Registrant (previously filed as Exhibit 3.2 to the Company’s Form 10-Q (File No. 001-33549), filed on August 14, 2007 and herein incorporated by reference).

3.5	Second Amended and Restated Bylaws of the Registrant (previously filed as Exhibit 3.2 to the Company’s Form 8-K (File No. 001-33549), filed on June 25, 2010 and herein incorporated by reference).

3.6	Third Amended and Restated Bylaws of the Registrant (previously filed as Exhibit 3.1 to the Company’s Form 8-K (File No. 001-33549), filed on November 8, 2010 and herein incorporated by reference).

4.1	Form of Certificate for Common Stock (previously filed as Exhibit 4.1 to the Company’s Form S-11, as amended (File No. 333-141634), filed on June 7, 2007 and herein incorporated by reference).

10.1	First Amendment to Services Agreement (filed herewith)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2011 (unaudited) and December 31, 2010, (ii) the Condensed Consolidated Statements of Operations (unaudited) for the three and nine month periods ended September 30, 2011 and 2010, (iii) the Condensed Consolidated Statements of Stockholders’ Equity (unaudited) for the nine month period ended September 30, 2011, (iv) the Condensed Consolidated Statements of Cash Flows (unaudited) for the nine month periods ended September 30, 2011 and 2010 and (v) the Notes to the Consolidated Financial Statements.
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

Care Investment Trust Inc.
Date: November 9, 2011	By:	/s/ Salvatore (Torey) V. Riso, Jr.
Salvatore (Torey) V. Riso, Jr.
President and Chief Executive Officer Care Investment Trust Inc.

Date: November 9, 2011	By:	/s/ Steven M. Sherwyn
Steven M. Sherwyn
Chief Financial Officer and Treasurer Care Investment Trust Inc.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Amendment and Restatement of the Registrant (previously filed as Exhibit 3.1 to the Company’s Form 10-Q (File No. 001-33549), filed on August 14, 2007 and herein incorporated by reference).

3.2	Second Articles of Amendment and Restatement of the Registrant (previously filed as Exhibit 3.1 to the Company’s Form 8-K (File No. 001-33549), filed on August 16, 2010 and herein incorporated by reference).

3.3	Third Articles of Amendment and Restatement of the Registrant (previously filed as Exhibit 3.1 to the Company’s Form 8-K (File No. 001-33549), filed on September 3, 2010 and herein incorporated by reference).

3.4	Amended and Restated Bylaws of the Registrant (previously filed as Exhibit 3.2 to the Company’s Form 10-Q (File No. 001-33549), filed on August 14, 2007 and herein incorporated by reference).

3.5	Second Amended and Restated Bylaws of the Registrant (previously filed as Exhibit 3.2 to the Company’s Form 8-K (File No. 001-33549), filed on June 25, 2010 and herein incorporated by reference).

3.6	Third Amended and Restated Bylaws of the Registrant (previously filed as Exhibit 3.1 to the Company’s Form 8-K (File No. 001-33549), filed on November 8, 2010 and herein incorporated by reference).

4.1	Form of Certificate for Common Stock (previously filed as Exhibit 4.1 to the Company’s Form S-11, as amended (File No. 333-141634), filed on June 7, 2007 and herein incorporated by reference).

10.1	First Amendment to Services Agreement (filed herewith)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2011 (unaudited) and December 31, 2010, (ii) the Condensed Consolidated Statements of Operations (unaudited) for the three and nine month periods ended September 30, 2011 and 2010, (iii) the Condensed Consolidated Statements of Stockholders’ Equity (unaudited) for the nine month period ended September 30, 2011, (iv) the Condensed Consolidated Statements of Cash Flows (unaudited) for the nine month periods ended September 30, 2011 and 2010 and (v) the Notes to the Consolidated Financial Statements.
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