Form 10-K
period 2011-12-31
Care Investment Trust Inc.
filed 2012-04-05
CIK 1393726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to

Commission File Number: 000-54474

Care Investment Trust Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	38-3754322
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

780 Third Avenue, 21st Floor, New York, New York	10017
(Address of Principal Executive Officers)	(Zip Code)

(212) 446-1410

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

(Explanatory Note: The registrant is a voluntary filer and is not subject to the filing requirements of the Securities Exchange Act of 1934. Although not subject to these filing requirements, Care Investment Trust Inc. has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months.)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $5,627,915, based upon the closing sales price of $7.15 per share as reported in the over-the-counter market. For purposes of this calculation all of the registrant’s directors and executive officers were deemed to be affiliates of the registrant.

As of March 30, 2012, the latest practicable date, there were 10,223,427 shares, par value $0.001, of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

To the extent stated herein, the Registrant incorporates by reference into Part III of this Annual Report on Form 10-K (“Form 10-K”) portions of its Definitive Proxy Statement on Schedule 14A for the 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2011.

Care Investment Trust Inc.

Annual Report on Form 10-K

Year Ended December 31, 2011

PART IV		72

ITEM 15.	Exhibits and Financial Statement Schedules	72

EX-10.24

EX-21.1

EX-31.1

EX-31.2

EX-101 INSTANCE DOCUMENT

EX-101 SCHEMA DOCUMENT

EX-101 CALCULATION LINKBASE DOCUMENT

EX-101 DEFINITION LINKBASE DOCUMENT

EX-101 LABEL LINKBASE DOCUMENT

EX-101 PRESENTATION LINKBASE DOCUMENT

Part I

Forward-Looking Statements

Our disclosure and analysis in this Annual Report on Form 10-K, or Form 10-K, and the documents that are incorporated by reference herein contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements provide our current expectations or forecasts of future events and are not statements of historical fact. These forward-looking statements include information about possible or assumed future events, including, among other things, discussion and analysis of our future financial condition, results of operations and funds from operations (“FFO”) and adjusted funds from operations (“AFFO”), our strategic plans and objectives, cost management, occupancy and leasing rates and trends, liquidity and ability to refinance our indebtedness as it matures, anticipated capital expenditures (and access to capital) required to complete projects, amounts of anticipated cash distributions to our stockholders in the future and other matters. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Statements regarding the following subjects, among others, are forward-looking by their nature:

•	our business and financing strategy;

•	our ability to acquire investments on attractive terms;

•	our ability to pay down, refinance, restructure and/or extend our indebtedness as it becomes due;

•	our understanding of our competition;

•	our projected operating results;

•	market trends;

•	estimates relating to our future dividends;

•	completion of any pending transactions;

•	projected capital expenditures; and

•	impact of technology on our operations and business.

Forward-looking statements involve inherent uncertainty and may ultimately prove to be incorrect or false. You are cautioned to not place undue reliance on forward-looking statements. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or actual operating results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to:

•

risks and uncertainties related to the current market environment, the national and local economies, and the real estate industry in general and in our specific markets, which may have a negative effect on the following, among other things:

•

the financial condition of our tenants, borrowers, operators, joint-venture partners, lenders and institutions that hold our cash balances, which may expose us to increased risks of default by these parties;

•

our ability to obtain equity or debt financing on attractive terms or at all, which may adversely impact our ability to pursue acquisition opportunities and refinance existing debt and our future interest expense; and

•	the value of our real estate investments, which may limit our ability to divest our assets at attractive prices or obtain or maintain debt financing secured by our properties or on an unsecured basis.

•	general volatility of the securities markets in which we invest and the market price of our common stock;

•	changes in our business or investment strategy;

•	changes in healthcare laws and regulations;

•	availability, terms and deployment of capital;

•	our ability to pay distributions and the amount of such distributions;

•	our dependence upon key personnel whose continued service is not guaranteed and our ability to identify, hire and retain highly qualified executives in the future;

•	changes in our industry, interest rates, the debt securities markets, the general economy or the commercial finance and real estate markets specifically;

•	the degree and nature of our competition;

•	the performance and financial condition of our tenants, borrowers, operators, corporate customers and/or our joint venture partners;

•

the risks associated with the Company’s investments in joint ventures and unconsolidated entities, including its lack of sole decision-making authority and its reliance on its joint venture partners’ financial condition and continued cooperation;

•	increased rates of default and/or decreased recovery rates on our investments;

•	potential environmental contingencies, and other liabilities;

•	our ability to maintain our status as a real estate investment trust (“REIT”) for federal and state income tax purposes;

•	increased prepayments or extensions of the mortgages and other loans underlying our mortgage portfolio;

•	the extent of future or pending healthcare reform and regulation;

•	changes in governmental regulations, tax rates and similar matters;

•	legislative and regulatory changes (including changes to laws governing the taxation of REITs or the exemptions from registration as an investment company);

•	actual and potential conflicts of interest with Tiptree Financial Partners, L.P. (“Tiptree”) and their related persons and entities;

•	the adequacy of our cash reserves and working capital; and

•	the timing of cash flows, if any, from our investments.

This list of risks and uncertainties, however, is only a summary of some of the most important factors to us and is not intended to be exhaustive. New factors may also emerge from time to time that could materially and adversely affect us.

ITEM 1.	Business

Overview

Care Investment Trust Inc. (all references to “Care,” the “Company,” “we,” “us,” and “our” means Care Investment Trust Inc. and its subsidiaries) is a healthcare REIT initially formed to invest in healthcare-related real estate and mortgage debt in the United States of America (the “U.S.”). The Company was incorporated in Maryland in March 2007 and completed its initial public offering on June 22, 2007. As a REIT, we are generally not subject to income taxes to the extent we currently distribute our taxable income. To maintain our REIT status, we are required to distribute annually as dividends at least 90% of our REIT taxable income, as defined by the Internal Revenue Code of 1986, as amended (the “Code”), to our stockholders, among other requirements. If we fail to qualify as a REIT in any taxable year, we would be subject to Federal income tax on our taxable income at regular corporate tax rates. At present, Care does not have any taxable REIT subsidiaries (“TRS”), but in the normal course of business we may form such subsidiaries as necessary.

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

On March 16, 2010, we entered into a definitive purchase and sale agreement with Tiptree Financial Partners, L.P. (“Tiptree”) under which we agreed to sell newly issued common stock to Tiptree at $9.00 per share (prior to the Company’s three-for-two stock split in September 2010) and to launch a cash tender offer for up to all of our outstanding common stock at $9.00 per share (the “Tiptree Transaction”). These transactions were completed on August 13, 2010, resulting in a change of control of the Company. A total of approximately 19.74 million shares of our common stock, representing approximately 97.4% of our then outstanding common stock, were tendered by our stockholders and approximately 6.19 million of newly issued shares of our common stock, representing approximately 92.2% of our outstanding common stock, after taking into consideration the effect of the tender offer, were issued to Tiptree in exchange for cash proceeds of approximately $55.7 million. Due to the change of control of the Company and our election to utilize push-down accounting, our entire portfolio was revalued as of August 13, 2010 based on the estimated fair market value of each investment on such date. All share and per share amounts presented for the periods August 13, 2010 to December 31, 2010 and January 1, 2011 to December 31, 2011 reflect the Company’s three-for-two stock split in September 2010.

On November 4, 2010, in conjunction with the change of control, we entered into a termination, cooperation and confidentiality agreement with CIT Healthcare that terminated CIT Healthcare as our external manager as of November 16, 2010. A hybrid management structure was put into place with senior management becoming employees of the Company and the Company entering into a services agreement with TREIT Management, LLC (“TREIT” or “Advisor”), an affiliate of Tiptree Capital Management, LLC (“Tiptree Capital”), by whom Tiptree is externally managed, for the provision of certain administrative services. In this structure, day to day strategic, operational and management decisions are made internally by our management team with assistance from TREIT and under the oversight of our Executive Committee and our Board of Directors.

As of December 31, 2011, we maintained a diversified investment portfolio consisting of approximately $2.5 million (2%) in unconsolidated joint ventures that own real estate, approximately $129.2 million (94%) invested in wholly owned real estate and approximately $5.8 million (4%) in mortgage loans. Our current investments in healthcare-related real estate include assisted living facilities, independent living facilities and memory care facilities. Our remaining mortgage investment is primarily secured by a portfolio of senior housing facilities and a multifamily property. We currently operate in only one reportable segment (see Note 2 to the consolidated financial statements).

Real Estate Equity Investments

Owned Real Estate

Acquisition and Disposition Strategy

Management continually monitors potential investment and expansion opportunities. Our primary focus is on potential healthcare real estate property acquisitions in the senior housing market which provide attractive risk adjusted returns. Our overall strategy is to identify strong and experienced regional operators of assisted living and memory care facilities who are looking to expand and diversify their operations by entering into strategic relationships with capital partners. We believe that by entering into such relationships, we will not only generate attractive current returns for our stockholders, but create a forward pipeline of additional opportunities to expand our existing relationships. While cap rates for larger healthcare real estate portfolios have compressed during the past few years, thereby increasing the cost of acquisitions, we continue to see opportunities to acquire small portfolios of three (3) to ten (10) properties at attractive yields.

Bickford Senior Living Portfolio

In two (2) separate sale-leaseback transactions occurring in June and September of 2008, respectively, we acquired a total of 14 assisted living, independent living and Alzheimer facilities. The sellers were affiliates of Bickford Senior Living Group, L.L.C., (“Bickford”), a privately held owner-operator of senior housing facilities. Simultaneously with the initial acquisition, we entered into a long term master lease agreement with Bickford Master I, LLC (the “Master Lessee”), an affiliate of Bickford, with an initial term of 15 years. The master lease was subsequently amended to include the two (2) properties acquired in September 2008. The master lease provides for four (4) extension options of ten (10) years each. The portfolio, developed and managed by Bickford and its affiliates, contains 643 units with six (6) properties located in Iowa, five (5) in Illinois, two (2) in Nebraska and one (1) in Indiana. The portfolio is 99.5% private pay and as of December 31, 2011, weighted average occupancy for the 14 facilities was 87.9%.

Under the terms of the two (2) transactions, the initial combined minimum annual rent due on the 14 Bickford properties was approximately $9.2 million, corresponding to an initial base lease rate of 8.21% on the purchase price. This rate increases 3.0% per annum. Further, we also have been accruing additional base rent of 0.26% per year, increasing at the rate of 3.0% per annum. Such incremental rent was accrued through June of 2011. Starting in July of 2011, we began to receive monthly payments of such accrued additional base rent which will be paid out in full over a two (2) year period. The master lease is a triple net lease, and, as such, the master lessee is responsible for all taxes, insurance, utilities, repairs, maintenance, and capital costs relating to the facilities.

The total purchase price for these two (2) acquisitions was approximately $111.0 million. The Master Lessee had the opportunity under an earn-out agreement to receive an additional $7.2 million based on the performance of the properties and certain other conditions being satisfied. The Master Lessee did not meet the performance hurdles or the other conditions related to the achievement of the earn-out as of June 30, 2010 and as a result did not receive any additional proceeds related to the earn-out and is no longer eligible to receive such amounts.

As an enticement for the Company to enter into the leasing arrangement for the properties, we received additional collateral and guarantees of the lease obligation from parties affiliated with Bickford. The additional collateral pledged in support of the lease obligations included ownership interests in Bickford affiliated companies. In June 2011, we released our 49% equity pledge on one (1) of these properties in exchange for: (i) a 49% equity pledge on a different Bickford property located in Iowa and (ii) purchase options on three (3) additional Bickford properties located in Iowa and a fourth Bickford property located in Indiana. In addition, the obligations of the Master Lessee under the Master lease are guaranteed by Bickford and Eby.

Since the Bickford portfolio constitutes a significant portion of our total assets, the Master Lessee is considered a “significant lessee” and, as a result, we are required to include its audited financial statements in our Form 10-K filing in order for such filing to be deemed complete. Audited financial statements were not available for the Master Lessee as of the date of this filing and, accordingly, will be filed by amendment of this Annual Report on Form 10-K upon the Company’s receipt of said financial statements. This Annual Report on Form 10-K will be incomplete until such amendment including audited financial statements for the Master Lessee shall have been filed. Unaudited condensed consolidated balance sheets for December 31, 2011 and 2010, as well as unaudited condensed consolidated statements of operations for the years ended December 31, 2011 and 2010, respectively, are as follows:

Bickford Master I, LLC

Condensed Consolidated Balance Sheets (Unaudited)

(dollars in thousands)

	December 31, 2011	December 31, 2010
Assets
Cash and cash equivalents	$333	$210
Prepaid expenses and other assets	288	353
Property and equipment, net	1,034	804
Escrow funds	919	832

Total assets	$2,574	$2,199

Liabilities and Ownership Equity (Deficit)
Accounts payable — trade	$493	$836
Deferred revenues	1,372	1,693
Other accrued expenses	1,960	1,770
Lease payable	7,277	5,811
Deferred gain on sale of assets	52,685	57,266

Total liabilities	63,787	67,376
Total ownership equity (deficit)	(61,213)	(65,177)

Total liabilities and ownership equity (deficit)	$2,574	$2,199

Bickford Master I, LLC

Condensed Consolidated Statement of Operations (Unaudited)

(dollars in thousands)

	For the Year Ended December 31,
	2011	2010
Revenues
Resident revenues	$28,140	$28,696
Community fees and other	918	738
Recognition of deferred gains on sales of assets	4,581	4,582

Total revenues	33,639	34,016

Operating Expenses
Residence and general operating expenses	17,213	16,943
Management fees	1,494	1,523
Depreciation	99	69
Building lease expense(1)	11,667	11,669

Total operating expenses	30,473	30,204

Operating Income	3,166	3,812
Other Expenses	(10)	(60)

Net income	$3,156	$3,752

(1)	Amounts payable to Care Investment Trust Inc.

Greenfield Senior Living Portfolio

In September of 2011, we acquired three (3) assisted living and memory care facilities located in Virginia from affiliates of Greenfield Senior Living, Inc. (“Greenfield”), a privately held owner-operator of senior housing facilities. Simultaneously with the acquisition, we entered into a long term master lease agreement with Greenfield with an initial term of 12 years and two (2) extension options of ten (10) years each. At the end of the initial term, Greenfield, subject to certain conditions, holds a one-time purchase option that provides the right to acquire all three (3) of the properties at the then fair market value. The master lease is a triple net lease. The portfolio is 100% private pay and as of December 31, 2011, weighted average occupancy for the three (3) facilities was 96.9%.

The aggregate minimum cash rent payable by the tenants during the initial year of the master lease is $1.65 million with an escalator of 2.75% per annum. Greenfield has guaranteed the obligations of the tenants under the master lease. Such obligations are also secured by personal property and intangible assets of the tenants associated with each of the properties. The aggregate purchase price for the three (3) facilities was $20.8 million.

The weighted average aggregate capitalization rate for the acquisition of these facilities, based upon the net operating income of these facilities was approximately 9.2%. Capitalization rate is defined as the ratio of net operating income (estimated GAAP revenues less property operating expenses for the year acquired) less estimated capital expenditures, to the purchase price on the date of acquisition.

Unconsolidated Joint Ventures

Senior Management Concepts Senior Living Portfolio

As of December 31, 2011, we maintained our investment in one (1) independent and assisted living facility located in Utah and operated by Senior Management Concepts, LLC (“SMC”), a privately held owner-operator of senior housing facilities. We initially acquired a preferred and common equity interest in four (4) SMC properties in December of 2007. At that time, we paid $6.8 million in exchange for 100% of the preferred equity interest and 10% of the common equity interest in the properties. Our agreement with SMC provides for payment to us of a preferred return of 15.0% on our investment. In addition, we are to receive a common equity return payable for up to ten (10) years equal to 10.0% of scheduled free cash flow after payment of debt service and the preferred return, as such amounts were determined prior to closing, as well as 10% of the net proceeds from a sale of one or more of the properties. Subject to certain conditions being met, our preferred equity interest in the properties is subject to redemption at par beginning on January 1, 2010. If our preferred equity interest is redeemed, we have the right to put our common equity interests to SMC within 30 days after notice at fair market value as determined by a third-party appraiser. In addition, we have an option to put our preferred equity interest to SMC at par any time beginning on January 1, 2016, along with our common equity interest at fair market value as determined by a third-party appraiser.

In May of 2011, with our prior consent, three (3) of the four (4) SMC properties were sold. We received approximately $6.6 million of gross proceeds consisting of approximately $5.2 million which represented a return of our preferred equity investment related to the three (3) sold properties, approximately $0.9 million representing our 10% common equity interest in the sold properties and approximately $0.4 million which satisfied all outstanding delinquent preferred return and default interest payments. In conjunction with the sale of the three (3) properties, we returned a security deposit of approximately $0.4 million which was held by us as payment collateral for those facilities. We received approximately $12,000 in excess of the then cost basis of our investment. The remaining facility contains 120 units of which approximately one-half are assisted living and one-half are independent living. The property is subject to a lease which expires in 2022 and its occupancy was 85.8% as of December 31, 2011.

Investment in Loans

Investments in Loans amounted to approximately $5.8 million at December 31, 2011, representing our one remaining loan asset. We account for our investment in loan(s) in accordance with ASC Topic 948 Financial Services — Mortgage Banking (“ASC 948”). Under ASC 948, loans expected to be held for the foreseeable future or to maturity should be held at amortized cost, and all other loans should be held at lower of cost or market (“LOCOM”), measured on an individual basis. In accordance with ASC 820 Fair Value Measurements and Disclosures (“ASC 820”), the Company includes nonperformance risk in calculating fair value adjustments. As specified in ASC 820, the framework for measuring fair value is based on observable inputs of market data. Beginning August 13, 2010, our intent is to hold our remaining loan to maturity and as such it is carried on the December 31, 2011 and 2010 balance sheets at its cost basis, net of principal payments received and an impairment recorded in the fourth quarter of 2010 for unrealized losses of approximately $0.4 million.

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

As of December 31, 2011 and 2010, our remaining loan investment is part of a larger credit facility, in which we have an approximately one-third interest, and is secured by a total of ten (10) skilled nursing facilities, assisted living facilities and a multifamily property located in Louisiana. The loan had an original maturity date of February 1, 2011. During 2011, the maturity date was extended several times. In November of 2011, in conjunction with the hiring of a new independent operator to manage the properties, the loan was restructured into a five (5) year term loan with a maturity date of November 1, 2016, a 25 year amortization schedule and a limited cash sweep. In addition, all outstanding litigation between the previous operator and the direct lenders (which did not include the Company) prior to the restructuring of the loan was resolved at this time. Subsequent to the restructuring, the interest rate on the loan was increased from London Interbank Offered Rate (“Libor”) plus 4.00% to Libor plus 6.00% in year one through year three, Libor plus 8.00% in year four and Libor plus 10.00% in year five. At the time of the restructuring, our portion of the loan had a notional balance of approximately $10.1 million. In conjunction with the restructuring, we received a revised note with a face amount of approximately $10.5 million. As part of the analysis at the time of the restructuring of the loan, we determined that expected future gross receipts, exclusive of interest payments and prepayments, from this investment were approximately equal to our carrying value of approximately $5.8 million. Accordingly, all principal amortization payments, including prepayments, if any, received are applied to the carrying value of our asset. No gain or loss was recognized as a result of the restructuring. One month Libor was 0.30% and 0.26% at December 31, 2011 and 2010, respectively.

Pursuant to Accounting Standards Codification Topic 310 Receivables (“ASC 310”), we recognize interest income at the effective interest rate based on Libor in effect at inception of the restructured loan using a weighted average spread of 7.20%. Cash interest will be less than effective interest during the first three years of the loan and cash interest will be greater than effective interest during the last two years of the loan.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. Included in cash and cash equivalents at December 31, 2011 is approximately $52.3 million deposited with one major financial institution.

Our Management Structure

In conjunction with the Tiptree Transaction and the associated change of control, on November 4, 2010 we entered into a termination, cooperation and confidentiality agreement with CIT Healthcare, which resulted in the termination of CIT Healthcare as our external manager effective as of November 16, 2010. In connection with the termination, we paid CIT Healthcare a termination fee of $7.4 million.

Effective November 16, 2010, we adopted a hybrid management structure with senior management becoming employees of the Company and the Company entering into a Services Agreement (the “Services Agreement”), as amended in November 2011 with TREIT. Pursuant to the Services Agreement, TREIT receives a base management fee of 0.50% per annum of our Net Equity, as defined in the Services Agreement, payable monthly and a quarterly incentive fee of the lesser of (i) 15% of the Company’s AFFO Plus Gain (loss) on Sale, as defined in the Services Agreement, for such fiscal quarter and (ii) amount by which the Company’s AFFO Plus Gain (Loss) on Sale for such fiscal quarter exceeds the product of (a) Adjusted Equity for said quarter and (b) the Hurdle Rate, each as defined in the Services Agreement. The initial term of the Services Agreement expires on December 31, 2013 and will renew automatically each year thereafter for an additional one-year period unless the Company or TREIT elects not to renew. In this structure, day-to-day strategic, operational and management decisions are made internally by our management team with assistance from TREIT and under the oversight of our Executive Committee and our Board of Directors.

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

•

Independent Living Facilities (“ILFs”) are designed to meet the needs of seniors who choose to live in an independent environment surrounded by their contemporaries while receiving services such as housekeeping, meals and activities. ILF residents generally do not need assistance with activities of daily living, such as bathing, eating and dressing. However, residents have the option to contract for these services. Our SMC and Bickford investments, discussed above, contain independent living units.

•

Assisted Living Facilities (“ALFs”) are licensed care facilities that provide personal care services, support and housing for those who need help with activities of daily living yet require only limited medical care. Programs and services provided by ALFs may include, among others, transportation, social activities, exercise and fitness programs, beauty or barber shop access, hobby and craft activities, community excursions, and meals in a dining room setting. Such facilities are often in apartment style buildings with private residences ranging from single rooms to large apartments. Certain ALFs may offer higher levels of personal assistance for residents with Alzheimer’s disease or other forms of dementia. Levels of personal assistance are based in part on local regulations. Our Bickford, SMC and Greenfield portfolios, as well as the portfolio underlying our remaining mortgage loan investment, contain assisted living units. The Bickford and Greenfield investments also contain memory care units.

•

Continuing Care Retirement Communities (“CCRCs”) are facilities that provide housing and healthcare-related services under long-term contracts. This alternative is appealing to residents as it eliminates the need for relocating as health and medical needs increase over time, thus allowing residents to “age in place.” Some CCRCs require a substantial entry fee or buy-in fee, and most also charge monthly maintenance fees in exchange for a living unit, meals and some healthcare services. CCRCs typically require the individual to be in relatively good health and independent upon entry. As of December 31, 2011, we do not have any CCRCs facilities in our portfolio.

Medical Office Buildings

Medical office buildings (”MOBs”) typically contain physicians’ offices and examination rooms, and may also include pharmacies, hospital ancillary service space and outpatient service facilities such as diagnostic centers, rehabilitation clinics and day-surgery operating rooms. While MOBs are similar to commercial office buildings, they generally require incremental plumbing, electrical and mechanical systems to accommodate multiple exam rooms that may require sinks in every room, brighter lights and other special equipment such as for dispensing medical gases and taking x-rays. Such properties may be master-leased to a single operator/manager or directly leased to individual tenants. On November 30, 2011, we sold our remaining equity interest in a portfolio of nine (9) medical office buildings (the “Cambridge Portfolio”) owned and operated by affiliates of Cambridge Holdings, Inc. (“Cambridge”). As of December 31, 2011, we did not own any medical office buildings in our portfolio.

Skilled Nursing Facilities

Skilled Nursing Facilities (“SNFs”) offer restorative, rehabilitative and custodial nursing care for people not requiring the more extensive and sophisticated treatment available at hospitals. Ancillary revenues and revenue from sub-acute care services are derived from providing services to residents beyond room and board and include occupational therapy, physical therapy, speech therapy, respiratory therapy and intravenous therapy, wound care, oncology treatment, brain injury care, and orthopedic therapy; as well as sales of pharmaceuticals and pharmaceutical related products. Certain skilled nursing facilities may provide some of the foregoing services on an outpatient basis. Skilled nursing services provided by tenants in these facilities are primarily paid for by private sources or through the Medicare and Medicaid programs. As of December 31, 2011, our interest in SNFs is limited to our remaining loan asset, which is partially secured by such collateral.

Other Healthcare Facilities

Other healthcare facilities in which we may invest in the future include physician group practice clinic facilities, health and wellness centers and facilities used for other healthcare purposes, such as behavioral health, manufacturing facilities for medical devices, outpatient centers, and hospitals, including acute care hospitals, long-term acute care and specialty hospitals and rehabilitation hospitals.

Healthcare and Other Regulation

Overview

The tenants and operators of healthcare properties are typically subject to extensive federal, state and local laws and regulations including, but not limited to, laws and regulations related to licensure, conduct of operations, ownership of facilities, addition or expansion of facilities, services, prices for services, billing for services, and the confidentiality and security of health-related information. The Patient Protection and Affordable Care Act (the “Affordable Care Act”) along with the expansion of other applicable federal, state or local laws and regulations, new interpretations of existing laws and regulations or changes in enforcement priorities could have a material adverse effect on certain of our tenants’ and operators’ liquidity, financial condition and results of operations. This, in turn, could adversely impact their ability to satisfy their contractual obligations. These regulations are wide-ranging and complex, and may vary or overlap from jurisdiction to jurisdiction. Compliance with such regulatory requirements, as interpreted and amended from time to time, can increase operating costs and thereby adversely affect the financial viability of our tenants’ and operators’ business. These laws authorize periodic inspections, audits and investigations, which could result in the identification of deficiencies that, if not corrected, could lead to sanctions including suspension or loss of licensure to operate and suspension or exclusion from the Medicare and Medicaid programs. Regulatory agencies have substantial powers to affect the actions of tenants and operators of our properties if the agencies believe that there is an imminent threat to patient welfare, and in some states these powers can include assumption of interim control over facilities through receiverships.

Medicare is a federal program that provides certain hospital, nursing home and medical insurance benefits to persons over the age of 65, certain persons with disabilities, persons with end-stage renal disease and Lou Gehrig’s Disease. Medicare, however, has a limited skilled nursing benefit, which pays for 100 days of nursing home care per benefit period, or episode of illness, upon release from a hospital. Medicaid is a medical assistance program jointly funded by federal and state governments and administered by each state pursuant to which benefits are available to certain indigent patients. The majority of governmental funding for nursing home care comes from the Medicaid program to the extent that patients have spent their assets down to a predetermined level. Medicaid reimbursement rates, however, typically are less than the amounts charged by the tenants of our properties. The states have been afforded latitude in setting payment rates for nursing home providers. Furthermore, federal legislation limits a skilled nursing facility operator’s ability to withdraw from the Medicaid program by restricting the eviction or transfer of Medicaid residents. In recent years, many states have announced actual or potential budget shortfalls, a situation that will likely continue due to the economic downturn. As a result of such actual or anticipated budget shortfalls, many states have implemented, are implementing or may consider implementing “freezes” or cuts in Medicaid reimbursement rates paid to providers, including skilled nursing providers. Changes to Medicaid eligibility criteria are also possible, thereby reducing the number of beneficiaries eligible to have their medical care reimbursed by government sources. The Affordable Care Act requires states to at least maintain Medicaid eligibility standards established prior to the enactment of the law for adults until January 1, 2014 and for children until October 1, 2019. However, states with budget deficits may seek a waiver from this requirement to address eligibility standards that apply to adults making more than 133% of the Federal poverty level. Any decrease in reimbursement rates or loss of coverage by beneficiaries could have a significant effect on a tenant’s or an operator’s financial condition, and as a result, could adversely impact us.

The Medicare and Medicaid statutory framework is subject to administrative rulings, interpretations and discretion that affect the amount and timing of reimbursement made under Medicare and Medicaid. The amounts of program payments received by our operators and tenants can be changed from time to time, and at any time, by legislative or regulatory actions and by determinations by agents for the programs due to an economic downturn or otherwise. Such changes may be applied retroactively under certain circumstances. In addition, private payors, including managed care payors, continually demand discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk. In addition to the various cost containment provisions contained in the Affordable Care Act, efforts by private payors to impose greater discounts and more stringent cost controls on operators are expected to intensify. Further, private payors and managed care payors that provide insurance coverage for nursing home care, assisted living or independent living are limited in number. The primary private source of coverage for nursing home care and assisted living facilities is long-term care insurance, which is costly and not widely held by patients. We cannot assure you that adequate third-party reimbursement levels will continue to be available for services to be provided by the tenants and operators of our properties which currently are reimbursed by Medicare, Medicaid and private payors. Significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on these tenants’ and operators’ liquidity, financial condition and results of operations, which could adversely affect their ability to make rental payments under, and otherwise comply with the terms of, their leases with us or their debt service payments in accordance with their financing agreements.

Changes in government regulations and reimbursement due to the economic downturn or otherwise, increased regulatory enforcement activity and regulatory non-compliance by our tenants and operators can all have a significant effect on operations and financial condition of our tenants and operators, and as a result, can adversely impact us.

Different properties within our portfolio may be more or less likely to be subject to certain types of regulation, some of which are specific to the type of facility (e.g., the regulation of continuing care retirement communities by state Departments of Insurance). Notwithstanding the foregoing, all healthcare facilities are potentially subject to the full range of regulation and enforcement as more fully described below. We expect that the healthcare industry will continue to face increased regulation and pressure in the areas of fraud, waste and abuse, cost control, healthcare management and provision of services. Further, as provided for in the Affordable Care Act, we expect to see continuing cost control initiatives and reform efforts. Each of these factors can lead to reduced or slowed growth in reimbursement for certain services provided by our tenants and operators, as well as reduced demand for certain of the services that they provide. In addition, we believe healthcare services are increasingly being provided on an outpatient basis or in the home. Accordingly, hospitals and other healthcare providers are increasingly providing an increased percentage of their services to uninsured patients. Many of the material provisions of the Affordable Care Act, including those mandating insurance coverage, will not be fully implemented until 2014. Numerous lawsuits have challenged the constitutionality of the Affordable Care Act. Federal appellate courts are split on the constitutionality of the Affordable Care Act, and it is anticipated that the issue will be decided by the U.S. Supreme Court in 2012. Based on the outcome of the U.S. Supreme Court’s review, the Affordable Care Act or individual components of it may be upheld, invalidated or modified. It is difficult to predict the full impact of the Affordable Care Act due to the law’s complexity, lack of implementing regulations or interpretive guidance, gradual and potentially delayed implementation, pending U.S. Supreme Court review and possible amendment or repeal, as well as our inability to foresee how individuals and businesses will respond to the choices afforded them under the law. Therefore, at this time, it is not possible to project the impact that such legislation will eventually have on reducing the number of uninsured patients or what, if any, impact it will have on the period prior to 2014.

The Healthcare Industry

Healthcare reform has been a prominent part of the political landscape in recent years. In March of 2010, President Barack Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”). As enacted, the Affordable Care Act will change how healthcare services are covered, delivered and reimbursed through, among other things, expanded coverage of uninsured individuals and reduced growth in Medicare program spending. In addition, the new law reforms certain aspects of health insurance and contains provisions intended to strengthen fraud and abuse enforcement. The Affordable Care Act faces review in the U.S. Supreme Court in 2012 as a result of legal challenges that largely center on the constitutionality of the “individual mandate” or requirement that all individuals purchase some form of health insurance. Because of the many variables involved, including the pending review in the U.S. Supreme Court, the law’s complexity, the lack of implementing regulations or interpretive guidance and gradual and potentially delayed implementation, the impact of the Affordable Care Act, including how individuals and businesses will respond to the new choices and obligations under the new law is not yet fully known.

The Centers for Medicare and Medicaid Services (“CMS”) has released projections for national health expenditures for the years 2010 to 2020. Based on CMS Projections, national health expenditures for 2011 were expected to increase by 4.8% to $2.7 trillion, representing 17.7% of U.S. gross domestic product (“GDP”). National health expenditures over the period from 2010 through 2020 are projected to increase at an average rate of 5.8%, with national health spending expected to reach $4.6 trillion and comprise 19.8% of U.S. GDP by 2020.

Senior citizens continue to be the largest consumers of healthcare services in the United States. According to a CMS estimate, on a per capita basis, the 75-year and older segment of the population spends 76% more on healthcare than the 65 to 74-year-old segment and over 200% more than the population average. According to the U.S. Census Bureau, the 65 and older segment of the population is projected to increase from 40.3 million or 13% of the U.S. population to 71.5 million or 19.7% of the U.S. population by 2030. The number and percentage of the U.S. population age 65 or older continue to increase as the “baby boomer” generation begins to reach 65 and due to advances in medicine and technology that have increased the average life expectancy of the population.

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

•

The “Stark Law,” which prohibits, with limited exceptions, referrals by physicians of Medicare or Medicaid patients to providers of a broad range of designated health services with which physicians (or their immediate family members) have ownership interests or certain other financial (compensation) arrangements;

•

The False Claims Act, which prohibits any person from knowingly presenting false or fraudulent claims for payment or failing to timely report and return overpayments to the Federal government (including the Medicare and Medicaid programs);

•	The Civil Monetary Penalties Law, which authorizes the Department of Health and Human Services to impose civil penalties administratively for fraudulent acts; and

•

The Health Insurance Portability and Accountability Act of 1996 (commonly referred to as “HIPAA”), the Health Information Technology for Economic and Clinical Health Act of 2009, and implementing regulations, which among other things, protect the privacy and security of individually identifiable health information by limiting its use and disclosure and require providers to report breaches of such information to affected individuals, the Department of Health and Human Services, and in some cases, the media.

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

Many states have adopted laws or are considering legislative proposals similar to the Federal anti-kickback provisions, Stark Law or False Claims Act, some of which apply to a broader list of services than those covered by Federal restrictions and/or apply regardless of whether the service was reimbursed by Medicare or Medicaid. Many states have also adopted or are considering legislation to increase patient protections, such as requiring criminal background checks of all employees and contractors and limiting the use and disclosure of patient-specific health information. These state laws often impose criminal and civil penalties similar to the Federal laws.

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

The majority of states have enacted laws implementing specific requirements in the event that the personal information of a patient or resident is compromised. Although these requirements vary from state to state, notification of security breaches to the state attorney general and affected patients or residents is often required. Notification may be costly and time consuming, and a failure to comply with these requirements may result in civil or criminal penalties. To the extent that our tenants and/or operators own or maintain personal information, they may be required to comply with the state security breach laws, which could increase operating costs and decrease profitability.

In the ordinary course of their business, the tenants and operators of our properties have been and are subject regularly to inquiries, inspections, investigations and audits by Federal and state agencies that oversee these laws and regulations. Generally, skilled nursing facilities are licensed on an annual or bi-annual basis and are certified annually for participation in the Medicare and Medicaid programs through various regulatory agencies, which determine compliance with Federal, state and local laws. The recent increased funding aimed to combat fraud, waste and abuse has led to a dramatic increase in the number of investigations, audits and enforcement actions. Private enforcement of healthcare fraud also has increased due in large part to amendments to the civil False Claims Act in 1986 that were designed to encourage private individuals to sue on behalf of the government. These whistleblower suits by private individuals, known as qui tam suits, may be filed by almost anyone, including present and former patients, nurses and employees. HIPAA also created a series of new healthcare-related crimes.

As Federal and state budget pressures continue, Federal and state administrative agencies may also continue to escalate investigation and enforcement efforts to eliminate waste and to control fraud and abuse in governmental healthcare programs. A violation of any of these Federal or state fraud and abuse laws or regulations could have a material adverse effect on our tenants’ and operators’ liquidity, financial condition and results of operations, which could adversely affect their ability to make rental payments under, or otherwise comply with the terms of, their leases with us.

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

The Affordable Care Act is being implemented gradually beginning in 2010. Certain provisions, such as those pertaining to pre-existing conditions for children and extending coverage for dependent children until age 26, became effective in 2010. Other provisions, such as mandatory insurance coverage for all individuals, are scheduled to take effect in 2014. The Congressional Budget Office initially estimated that the total cost of the bill to be $940 billion over ten (10) years, but projected that passage of the bill would reduce the Federal deficit by approximately $143 billion over the same ten (10) year period. If fully implemented, as enacted, the new law is projected to expand insurance coverage to 32 million Americans who are currently uninsured. Such insurance would be made available through state-based exchanges with subsidies available to low income individuals and families. In addition, separate healthcare exchanges would be created to enable small businesses to purchase coverage for their employees. Beginning in 2014, employers with more than 200 employees must automatically enroll new full-time employees in coverage. Employers with more than 50 employees who fail to acquire health insurance for their employees would be subject to an annual fine with respect to any worker who receives Federal subsidies to purchase health insurance. Further, in 2014, individuals, with limited exceptions, will be required to purchase health insurance or pay an annual fine. The cost of providing the subsidized and incremental health insurance provided for in the Affordable Care Act will be paid for by a combination of tax increases and new taxes, including an excise tax on high cost health plans.

The controversy surrounding the healthcare reform bill did not end with its passage. Numerous lawsuits have challenged the constitutionality of the Affordable Care Act. Some Federal courts have upheld the constitutionality of the Affordable Care Act or dismissed cases on procedural grounds. Others have held unconstitutional the requirement that individuals maintain health insurance or pay a penalty and have either found the Affordable Care Act void in its entirety or left the remainder of the law intact. It is anticipated that the constitutionality of the Affordable Care Act will be decided by the U.S. Supreme Court in 2012. Based on the outcome of the U.S. Supreme Court’s review, the Affordable Care Act, or individual components of it, may be upheld, invalidated or modified. In addition, repeal of the Affordable Healthcare Act has become an important theme in political campaigns during the election year.

At this time, it is difficult to determine the long term implications of the passage of the Affordable Care Act due to the law’s complexity, lack of implementing regulations or interpretive guidance, gradual and potentially delayed implementation, pending U.S. Supreme Court review and possible amendment or repeal, as well as our inability to foresee how individuals and businesses will respond to the choices afforded them under the law. In its current form, the law will greatly expand the number of insured Americans, thereby increasing their ability to pay for certain healthcare services. The combination of an aging population base and the increasing percentage of Americans who are insured should increase overall demand for healthcare services, thereby enhancing the profitability of our tenants and operators. A basic premise of the law is that expanding insurance coverage will result in greater efficiencies, thereby reducing healthcare expenditures as a percentage of U.S. GDP. These expenditure reductions may reduce operating margins for both our tenants and operators and create overall pressure on their profitability.

Prior Healthcare Legislation and Regulations

The passage of the Affordable Care Act was the culmination of years of effort by the U.S. Federal government to provide a basic level of health-care insurance for all Americans and to better control the total amount and rate of growth of Federal expenditures on health-care. In 1997, the Federal government enacted the Balanced Budget Act (“BBA”) which contained extensive changes to the Medicare and Medicaid programs, including substantial Medicare reimbursement reductions for healthcare operations. For certain healthcare providers, including hospitals and skilled nursing facilities, implementation of the BBA resulted in more drastic reimbursement reductions than had been anticipated. In addition to its impact on Medicare, the BBA also afforded states more flexibility in administering their Medicaid plans, including the ability to shift most Medicaid enrollees into managed care plans without first obtaining a Federal waiver.

The following key legislative and regulatory changes have been made to the BBA to provide some relief from the drastic reductions in Medicare and Medicaid reimbursement resulting from implementation of the BBA:

•	The Balanced Budget Refinement Act of 1999 (“BBRA”);

•	The Medicare, Medicaid, and State Children’s Health Insurance Program Benefits Improvement and Protection Act of 2000 (“BIPA”);

•	The one-time “administrative fix” to increase SNF payment rates by 3.26%, instituted by CMS beginning on October 1, 2003;

•	The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“Medicare Modernization Act,” sometimes referred to as the “Drug Bill”);

•	The Deficit Reduction Act of 2005 (Pub. L No 109-171) (“DRA”);

•	The Tax Relief and Health Care Act of 2006 (Pub L. No. 109-432); and

•	The Medicare, Medicaid, and SCHIP Extension Act of 2007 (Pub L. No. 110-173).

The BBRA was enacted by the U.S. Federal government in response to widespread healthcare industry concern about the reductions in payments under the BBA. The BBRA increased the per diem reimbursement rates for certain high acuity patients by 20% from April 1, 2000 until case mix refinements were implemented by CMS, as explained in more detail below. The BBRA also imposed a two-year moratorium on the annual cap mandated by the BBA on physical, occupational and speech therapy services provided to a patient by outpatient rehabilitation therapy providers, including Part B covered therapy services in nursing facilities. Relief from the BBA therapy caps has been subsequently extended multiple times by Congress, with the most recent extension, which contains certain modifications to therapy cap policies, set to expire on December 12, 2012.

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

Healthcare and Related Legislation and Regulations Subsequent to the Affordable Care Act

On July 29, 2011, CMS issued its final rule updating the SNF PPS for the 2012 Federal fiscal year (October 1, 2011 through September 30, 2012). Under the final rule, the update to the SNF PPS standard Federal payment rate for SNFs includes an 11.1% decrease in SNF PPS payments compared to Federal fiscal year 2011. This 11.1% decrease includes a negative 12.6% reduction offset as a result of a case-mix index recalibration to RUG version 4 (“RUG-IV”), a 2.7% market basket increase, and a negative 1% multi-factor productivity adjustment mandated by the Affordable Care Act.

In recent years legislative and regulatory changes have limited, and in some cases reduced, the levels of payments that our tenants and operators receive for various services under the Medicare, Medicaid and other Federal healthcare programs. The Budget Control

Act of 2011 (the “BCA”) provides for new spending on program integrity initiatives intended to reduce fraud and abuse under the Medicare program. Further, pursuant to the BCA, a bipartisan joint congressional committee was created to identify additional deficit reductions. Because the committee failed to propose a plan to cut the deficit by an additional $1.2 trillion by the November 23, 2011 deadline, the BCA requires automatic spending reductions of $1.2 trillion for Federal fiscal years 2013 through 2021, minus any deficit reductions enacted by Congress and debt service costs. However, the percentage reduction for Medicare may not be more than 2% for a fiscal year, with a uniform percentage reduction across all Medicare programs. We are unable to predict how these spending reductions will be structured, what other deficit reduction initiatives may be proposed by Congress or whether Congress will attempt to suspend or restructure the automatic budget cuts.

The reductions required by the BCA are in addition to reductions that may be imposed by CMS and reductions mandated by the Affordable Care Act. In some cases, commercial third-party payors and other payors, such as some state Medicaid programs, base their payment rates on Medicare policy, and therefore, adjustments that negatively impact Medicare payments may also negatively impact payments from Medicaid programs and other payors.

The ongoing debate, lawsuits and continued controversy surrounding the Affordable Care Act substantiates our belief that healthcare legislation, at both the Federal and state levels, is, and will continue to be, an ongoing and dynamic process. Accordingly, we cannot project with certainty what impact future changes in healthcare legislation will have on our business and profitability. For example, pricing adjustments to items such as the SNF PPS, therapy services or Medicare reimbursement for SNFs may have a material adverse impact on our tenants or operators, which in turn could have a materially adverse affect on us. The Affordable Care Act placed significant emphasis on the continued viability of the Medicare and Medicaid systems and their ability to provide cost efficient medical care. It also provided methodologies for improving the general healthcare delivery system in this country. It is not possible to determine with certainty the impact that continued government scrutiny will have on the economics of delivering healthcare services in the U.S. We cannot, therefore, assure you that future healthcare legislation or changes in the administration or implementation of governmental healthcare reimbursement programs will not have a material adverse effect on our tenants’ and operators’ liquidity, financial condition or results of operations, which could adversely affect their ability to make payments to us and which, in turn, could have a material adverse effect on us.

Certificates of Need and State Licensing

Certificate of need (“CON”) regulations control the development and expansion of healthcare services and facilities in certain states. Some states also require regulatory approval prior to changes in ownership or control of certain healthcare facilities. In the last several years, in response to mounting Medicaid budget deficits, many states have begun to tighten CON controls, including the imposition of moratoria on new facilities, and the imposition of stricter controls over licensing and change of ownership rules. States that do not have CON programs may have other laws or regulations that limit or restrict the development or expansion of healthcare facilities. To the extent that CONs or other similar approvals are required for expansion to the operations of our facilities due to facility acquisitions, expansion or provision of new services or other changes, such expansion could be affected adversely by the failure or inability of our tenants and operators to obtain the necessary approvals, changes in the standards applicable to such approvals or possible delays and expenses associated with obtaining such approvals.

The Americans with Disabilities Act (the “ADA”)

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

Environmental Matters

A wide variety of federal, state and local environmental and occupational health and safety laws and regulations affect healthcare facility operations. These complex federal and state statutes, and their enforcement, involve a myriad of regulations, many of which involve strict liability on the part of the potential offender. Some of these federal and state statutes may directly impact us. Under various federal, state and local environmental laws, ordinances and regulations, an owner or operator of real property or a secured lender may be liable for the costs of removal or remediation of hazardous or toxic substances, asbestos containing materials, wastes, or petroleum at, under or disposed of in connection with such property, as well as other potential costs relating to hazardous or toxic substances (including government fines and damages for injuries to persons, adjacent property, and/or natural resources). This may be true even if we did not cause or contribute to the presence of such substances. The cost of any required remediation, removal, fines or personal or property damages and the owner’s or secured lender’s liability therefore could exceed or impair the value of the property, and/or the assets of the owner or secured lender. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect the owner’s ability to sell or rent such property or to borrow using such property as collateral which, in turn, could reduce our revenues.

Under various federal, state and local environmental laws, ordinances and regulations, a current or former owner or operator of real property may be liable for the cost to remove or remediate hazardous or toxic substances, asbestos-containing materials, wastes, or petroleum products at, on, under, from or in such property. Environmental laws require that asbestos-containing materials be properly managed and maintained and may impose fines and penalties on building owners and operators for failure to comply with these requirements. In addition, real property may contain, or may have contained, or may be adjacent to or near other properties that have contained or currently contain storage tanks for the storage of petroleum products or other hazardous or toxic substances, including elevated radon levels. These operations create a potential for the release of petroleum products or other hazardous or toxic substances. Third parties may be permitted by law to seek recovery from owners or operators for property damage and/or personal injury associated with exposure to contaminants, including, but not limited to, petroleum products, hazardous or toxic substances and asbestos fibers. Also, real property may include regulated wetlands that can delay or impede development or require costs to be incurred to mitigate the impact of any disturbance. Absent appropriate permits, we can be held responsible for restoring wetlands and be required to pay fines and penalties.

Real property may contain, or may have contained, microbial matter such as mold and mildew. The presence of microbial matter could adversely affect our results of operations. In addition, if real property is not properly connected to a water or sewer system, or if the integrity of such systems are breached, or if water intrusion into buildings otherwise occurs, microbial matter or other contamination can develop. When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. If this were to occur, we could incur significant remedial costs and we may also be subject to material private damage claims and awards. Concern about indoor exposure to mold has been increasing, as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. If we become subject to claims in this regard, it could adversely affect us and our future insurability for such matters.

Independent environmental consultants conduct Phase I environmental site assessments on all of our property acquisitions. Phase I environmental site assessments are intended to evaluate information regarding the environmental condition of the surveyed property and surrounding properties based generally on visual observations, interviews and certain publicly available databases. These assessments may not typically take into account all environmental issues including, but not limited to the possible presence of asbestos, lead-based paint, radon, wetlands or mold. The results of these assessments are addressed and could result in either a cancellation of the purchase, the requirement of the seller to remediate issues, or additional costs on our part to remediate the issue.

None of our previous site assessments revealed any past or present environmental liability that we believe would be material to us. However, the assessments may have failed to reveal all environmental conditions, liabilities or compliance concerns. Material environmental conditions, liabilities or compliance concerns may have arisen after the assessments were conducted or may arise in the future, and future laws, ordinances or regulations may impose material additional environmental liability. We cannot assure you that costs of future environmental compliance will not affect our ability to make distributions or such costs or other remedial measures will not be material to us.

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

Employees

In conjunction with Tiptree becoming our majority stockholder and the termination of CIT Healthcare as our external manager, a hybrid management structure was put into place with senior management becoming employees of the Company and the Company entering into a services agreement with TREIT. Accordingly, we currently have six (6) employees who are based in our corporate headquarters located at 780 Third Avenue in New York, NY.

Certain U.S. Federal Income Tax Considerations

The following discussion of “Certain U.S. Federal Income Tax Considerations” is not inclusive of all possible tax considerations and is not tax advice. This summary does not deal with all tax aspects that might be relevant to a particular stockholder in light of such stockholder’s circumstances, nor does it deal with particular types of stockholders that are subject to special treatment under the Code. Provisions of the Code governing the Federal income tax treatment of REITs and their stockholders are highly technical and complex, and this summary is qualified in its entirety by the applicable Code provisions, rules and Treasury Regulations promulgated thereunder, and administrative and judicial interpretations thereof. The following discussion is based on current law, which could be changed at any time, and possibly applied retroactively.

We elected on our 2007 U.S. income tax return to be taxed as a REIT under Sections 856 through 860 of the Code for our taxable year ended December 31, 2007. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our REIT taxable income to our stockholders. As a REIT, we generally will not be subject to Federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to Federal income tax on our taxable income at regular corporate rates and we will not be permitted to qualify for treatment as a REIT for Federal income tax purposes for four (4) years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distributions to stockholders. However, we believe that we will have operated in such a manner as to qualify for treatment as a REIT and we intend to operate in the foreseeable future in such a manner so that we will qualify as a REIT for Federal income tax purposes. We may, however, be subject to certain Federal, state and local taxes even if we qualify as a REIT.

The Code defines a REIT as a corporation, trust or association: (i) which is managed by one or more trustees or directors; (ii) the beneficial ownership of which is evidenced by transferable shares, or by transferable certificates of beneficial interest; (iii) which would be taxable, but for Sections 856 through 860 of the Code, as a domestic corporation; (iv) which is neither a financial institution nor an insurance company subject to certain provisions of the Code; (v) the beneficial ownership of which is held by 100 or more persons; (vi) during the last half of each taxable year not more than 50% in value of the outstanding stock of which is owned, actually or constructively, by five (5) or fewer individuals; and (vii) which meets certain other tests, described below, regarding the amount of its distributions and the nature of its gross income and assets. The Code provides that conditions (i) to (iv), inclusive, must be met during the entire taxable year and that condition (v) must be met during at least 335 days of a taxable year of 12 months, or during a proportionate part of a taxable year of less than 12 months.

There are presently two gross income requirements for Care to qualify as a REIT. First, for each taxable year, at least 75% of Care’s gross income (excluding gross income from “prohibited transactions” as defined below, and certain hedging transactions) must be derived directly or indirectly from investments relating to real property or mortgages on real property or from certain types of temporary investment income. Second, at least 95% of Care’s gross income (excluding gross income from prohibited transactions and qualifying hedges) for each taxable year must be derived from income that qualifies under the 75% test and other dividends, interest and gain from the sale or other disposition of stock or securities. A “prohibited transaction” is a sale or other disposition of property (other than foreclosure property) held primarily for sale to customers in the ordinary course of our trade or business.

At the close of each quarter of Care’s taxable year, it must also satisfy tests relating to the nature of its assets. First, at least 75% of the value of Care’s total assets must be represented by real estate assets, cash, cash items, or government securities. For purposes of this test, the term “real estate assets” generally means real property (including interests in real property and mortgages, and certain mezzanine loans) and shares in other REITs, as well as any stock or debt instrument attributable to the investment of the proceeds of a stock offering or a public debt offering with a term of at least five years, but only for the one-year period beginning on the date the proceeds are received. Second, not more than 25% of Care’s total assets may be represented by securities other than those in the 75% asset class. Third, of the investments included in the 25% asset class and except for certain investments in other REITs, “qualified REIT subsidiaries” (“QRSs”) and “taxable REIT subsidiaries” (“TRSs”), the value of any one issuer’s securities owned by Care may not exceed 5% of the value of Care’s total assets, and Care may not own more than 10% of the vote or value of the securities of any one issuer. Solely for purposes of the 10% value test, however, certain securities, including, but not limited to, securities having specified characteristics (“straight debt”), loans to an individual or an estate, obligations to pay rents from real property and securities issued by a REIT, are disregarded as securities. Fourth, not more than 25% of the value of Care’s total assets may be represented by securities of one or more TRSs.

Care, directly and indirectly, owns interests in various limited liability companies, which are either disregarded or treated as partnerships, for Federal income tax purposes. In the case of a REIT that is a partner in a partnership or a member of a limited liability company that is treated as a partnership under the Code, for purposes of the REIT asset and income tests, the REIT will be deemed to own its proportionate share of the assets of the partnership or limited liability company and will be deemed to be entitled to its proportionate share of gross income of the partnership or limited liability company, in each case, determined in accordance with the REIT’s capital interest in the entity (subject to special rules related to the 10% asset test).

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

Care also owns interests in subsidiaries that are limited liability companies. The Code provides that such subsidiaries will be ignored for Federal income tax purposes and all assets, liabilities and items of income, deduction and credit of such subsidiaries will be treated as the assets, liabilities and such items of Care. If any partnership, limited liability company or subsidiary in which Care owns an interest were treated as a regular corporation (and not as a partnership, subsidiary REIT, QRS or TRS, as the case may be) for Federal income tax purposes, Care would likely fail to satisfy the REIT asset tests described above and would therefore fail to qualify as a REIT, unless certain relief provisions apply. Care believes that each of the partnerships, limited liability companies and subsidiaries (other than a TRS), in which it owns an interest will be treated for tax purposes as a partnership, disregarded entity (in the case of a 100% owned limited liability company), REIT or QRS, as applicable, although no assurance can be given that the Internal Revenue Service will not successfully challenge the status of any such organization.

A REIT may own any percentage of the voting stock and value of the securities of a corporation that jointly elects with the REIT to be a TRS, provided certain requirements are met. A TRS generally may engage in any business, including the provision of customary or non-customary services to tenants of its parent REIT and of others, provided that a TRS, subject to certain exceptions, may not manage or operate a hotel or healthcare facility. A TRS is treated as a regular corporation and is subject to Federal income tax and applicable state income and franchise taxes at regular corporate rates. In addition, a 100% tax may be imposed on a REIT if its rental, service or other agreements with its TRS, or the TRS’s agreements with the REIT’s tenants, are not on arm’s-length terms. As of December 31, 2011, Care did not own any interests in subsidiaries that have elected to be TRSs.

In order to qualify as a REIT, Care is required to distribute dividends (other than capital gain dividends) to its stockholders in an amount at least equal to: (A) the sum of: (i) 90% of its “real estate investment trust taxable income” (computed without regard to the dividends paid deduction and its net capital gain) and (ii) 90% of the net income, if any (after tax), from foreclosure property, minus (B) the sum of certain items of non-cash income. Such distributions must be paid, or treated as paid, in the taxable year to which they relate. At Care’s election, a distribution will be treated as paid in a taxable year if it is declared before Care timely files its tax return for such year, and is paid on or before the first regular dividend payment after such declaration, provided such payment is made during the 12 month period following the close of such year. To the extent that Care does not distribute all of its net long-term capital gain or distributes at least 90%, but less than 100%, of its “real estate investment trust taxable income,” as adjusted, Care will be required to pay tax on the undistributed amount at regular Federal and state corporate tax rates. Furthermore, if Care fails to distribute during each calendar year at least the sum of: (i) 85% of its ordinary income for such year, (ii) 95% of its capital gain net income for such year and (iii) any undistributed taxable income from prior periods, Care would be required to pay a non-deductible 4% excise tax on the excess of such required distributions over the amounts actually distributed, but only to the extent that Federal income tax is not imposed on such excess amount.

Available Information

Care files periodic and current reports, proxy statements and other information with the United States Securities and Exchange Commission (“SEC”). All filings made by Care with the SEC may be copied and read at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC as Care does. The website address of the SEC is http://www.sec.gov. Additionally, a copy of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to the aforementioned filings, are available on our website, http://www.carereit.com, free of charge as soon as reasonably practicable after Care electronically files such reports or amendments with, or furnishes them to, the SEC. The filings can be found in the “Investor Relations — Documents — SEC Filings” section of Care’s website. Care’s website also contains its Corporate Governance Guidelines, Code of Business Conduct and the charters of the audit and compensation, nominating and corporate governance committees of the Board of Directors. These items can be found in the “Investor Relations — Corporate Overview” section of our website. Reference to our website does not constitute incorporation by reference of the information contained on the website and should not be considered part of this Form 10-K. All of the aforementioned materials may also be obtained free of charge by sending correspondence to Care Investment Trust Inc., 780 Third Avenue — 21st Floor, New York, NY 10017 or by calling us at (212) 446-1410 and are also available on our website at http://www.carereit.com.

ITEM 1A.	Risk Factors

Not applicable.

ITEM 1B.	Unresolved Staff Comments

Not applicable.

ITEM 2.	Properties

Office Space

Our corporate office is located at 780 Third Avenue in New York, NY 10017. We entered into a lease for this space in August of 2010 and moved our operations there in January of 2011. The lease expires March 2019. Correspondence should be addressed to Care Investment Trust Inc., 780 Third Avenue — 21st Floor, New York, NY 10017. We can be contacted at (212) 446-1410 or through our website at http://www.carereit.com.

Properties

The following tables set forth certain information regarding the properties that comprise our consolidated real estate property, real estate equity investments and investments in loans at December 31, 2011. For further discussions regarding these properties owned by us and owned through unconsolidated joint ventures and our real estate loan investment see “Business-Real Estate Equity Investments.”

			Distribution of Units – Unit Type
State	Number of Properties	Assisted Living	Assisted Living/Memory Care	Assisted/Independent Living	Total	Percentage of Total
Illinois	5	28	108	197	333	37.7%
Indiana	1	28	—	—	28	3.1%
Iowa	6	113	89	—	202	22.9%
Nebraska	2	37	44	—	81	9.2%
Utah	1	—	—	119	119	13.5%
Virginia	3	27	93	—	120	13.6%

Total	18	233	334	316	883	100.0%

Percent of Total Units		26.4%	37.8%	35.8%	100.0%

Geographic Concentration – Property Type
State	Number of Properties	Assisted Living	Assisted Living/Memory Care	Assisted/Independent Living	Total	Percentage of Total
Illinois	5	1	1	3	5	27.8%
Indiana	1	1	—	—	1	5.5%
Iowa	6	3	3	—	6	33.3%
Nebraska	2	1	1	—	2	11.1%
Utah	1	—	—	1	1	5.6%
Virginia	3	1	2	—	3	16.7%

Total	18	7	7	4	18	100.0%

Percent of Total Units		38.9%	38.9%	22.2%	100.0%

ITEM 3.	Legal Proceedings

Care is not presently involved in any material litigation or, to our knowledge, is any material litigation threatened against us or our investments, other than routine litigation arising in the ordinary course of business. Management believes the costs, if any, incurred by us related to litigation will not materially affect our financial position, operating results or liquidity. Notwithstanding the foregoing, the Company, as discussed in Note 4 to the Consolidated Financial Statements, had certain indemnification obligations with respect to a lawsuit filed by certain borrowers and certain related party entities in our remaining loan investment, in which Care was not named as a defendant and which was not material to the Company. All outstanding litigation between the previous operator and the direct lenders (which did not include the Company) prior to the restructuring of the loan was resolved in November 2011.

ITEM 4.	Mine Safety Disclosures

Not applicable.

Part II

ITEM 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of our common stock began trading on The New York Stock Exchange (“NYSE”) on June 22, 2007 under the symbol CRE. Following the completion of the Company’s self-tender in August 2010, Care’s publicly-held common stock fell below 600,000 shares (prior to our three-for-two stock split), to which the Company provided notice to the NYSE. The Company announced a three-for-two stock split on September 1, 2010 in the form of a stock dividend in order to increase its publicly-held common stock above the 600,000 share threshold. The Company received a letter dated August 27, 2010 from the NYSE stating that: (i) the common stock of the Company was suspended from the NYSE as of market close on August 26, 2010 and (ii) an application by the NYSE to the SEC to delist the Company’s common stock was pending completion of applicable NYSE procedures, which included the Company’s right to appeal the New York Stock Exchange Staff’s decision. The letter also stated that the NYSE decision was made after having received the final results on the completion of the Company’s self tender offer, which confirmed that fewer than 600,000 shares of the Company’s common stock remained publicly held.

The Company appealed the NYSE Staff’s decision. In order to facilitate trading in its stock during the pendency of the NYSE appeal process, the Company sought and received approval for listing on the OTCQX US listing platform.

On October 21, 2010 the NYSE Regulation, Inc. Board of Directors’ Committee for Review rejected the Company’s appeal and affirmed the NYSE Staff’s decision to delist the Company’s common stock. Subsequent to the NYSE ruling, the NYSE submitted a notification of removal from listing to the SEC to delist the Company’s common stock which was filed on January 31, 2011. The Company remains listed and trades on the OTCQX US under the ticker symbol CVTR.

Holders

As of March 15, 2012, there were 10 shareholders of record and approximately 410 beneficial owners.

Dividends and our Distribution Policy

The following table sets forth the high and low closing sales prices per share of our common stock and the distributions declared and paid per share on our common stock for the periods indicated. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

					Dividends	Dividends
2010	High Price		Low Price		Declared per Common Share	Paid per Common Share
First Quarter	$9.02	(1)	$7.74	(1)	$—	$—
Second Quarter	$8.96	(1)	$8.63	(1)	$—	$—
Third Quarter	$8.99	(1)	$4.40	(2)	$—	$—
Fourth Quarter	$5.15	(2)	$4.15	(2)	$—	$—

2011
First Quarter	$5.50	(2)	$4.75	(2)	$—	$—
Second Quarter	$7.25	(2)	$5.15	(2)	$0.135	$0.135
Third Quarter	$7.10	(2)	$6.66	(2)	$0.135	$0.135
Fourth Quarter	$6.75	(2)	$4.15	(2)	$0.135	$0.135

(1)	The Company announced a three-for-two stock split on September 1, 2010; prices represent pre-split values.
(2)	The Company announced a three-for-two stock split on September 1, 2010; prices represent post split values and high and low bid quotation following the Company’s listing on the OTCQX US platform.

On March 15, 2012, the closing sales price of our common stock was $6.95 per share. Future distributions will be declared and paid at the discretion of the board of directors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Dividends” for additional information regarding our dividends.

Due to the dislocation in the capital markets, the proposed plan of liquidation which was approved by our shareholders in January of 2010, the subsequent change in control of the Company that occurred in August 2010 and the related transition that ensued, we did not declare quarterly distributions in 2010 or during the first quarter of 2011. We did, however, declare quarterly distributions for the remainder of 2011, beginning with the distribution declared in the second quarter of 2011 pertaining to our operating results for the first quarter of 2011. We intend to continue declaring quarterly distributions; however, we cannot provide any assurance as to the amount or timing of future distributions.

Equity Compensation Plans

The following Equity Compensation Plan tables represent the number of securities to be issued upon exercise of outstanding options, warrants and rights as well as the number of securities remaining for future issuance as of December 31, 2011.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders
Equity Plan	—	$—	274,717
Manager Equity Plan	652,500	$11.33	184,202
Equity compensation plans not approved by security holders	—	—	—

Total	652,500	$11.33	458,919

ITEM 6.	Selected Financial Data

Not applicable.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

The following discussion should be read in conjunction with the consolidated financial statements and Notes thereto appearing elsewhere in this Annual Report on Form 10-K. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains certain non-GAAP financial measures. See “Non-GAAP Financial Measures” and supporting schedules for reconciliation of our non-GAAP financial measures to the comparable GAAP financial measures. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. See the section in this Annual Report on Form 10-K entitled “Forward-Looking Statements” in Part I for a complete discussion of forward-looking statements, including certain risk factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion.

Overview

Care is an equity real estate investment trust (“REIT”) that invests in healthcare facilities including assisted-living, independent-living, memory care, skilled nursing, medical office buildings and other healthcare-related real estate assets. The Company, which utilizes a hybrid management structure containing components of both internal and external management, was incorporated in Maryland in March 2007 and completed its initial public offering on June 22, 2007.

We were originally structured as an externally-managed REIT positioned to make mortgage investments in healthcare-related properties and to invest in healthcare-related real estate through the origination platform of our then external manager, CIT Healthcare LLC (“CIT Healthcare”), a wholly-owned subsidiary of CIT Group Inc. (“CIT”). We acquired our initial portfolio of mortgage loan assets from CIT Healthcare in exchange for cash proceeds from our initial public offering and common stock. In response to dislocations in the overall credit market and, in particular, the securitized financing markets, in late 2007, we redirected our investment focus to equity investments in healthcare-related real estate, primarily medical office buildings and senior housing facilities. In 2008, we placed our mortgage loan portfolio for sale and fully shifted our strategy from investing in mortgage loans to acquiring healthcare-related real estate.

As of December 31, 2011, we maintained a diversified investment portfolio consisting of approximately $2.5 million (2%) in unconsolidated joint ventures that own real estate, approximately $129.2 million (94%) in wholly owned real estate and approximately $5.8 million (4%) in mortgage loans. Due to the Tiptree Transaction, as defined herein, and our election to utilize push-down accounting, our existing portfolio was revalued as of August 13, 2010 based on the estimated fair market value of each asset on such date. As of December 31, 2011, Care’s portfolio of assets consisted of wholly-owned real estate of senior housing facilities, including assisted living, independent living and memory care facilities, as well as a joint-venture which owns an assisted / independent living facility and a mortgage loan secured by senior housing facilities and a multifamily property. Our wholly-owned senior housing facilities are leased, under triple-net leases, which require the tenants to pay all property-related expenses.

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

Transactions in 2011 and 2010

On March 16, 2010, we entered into a definitive purchase and sale agreement with Tiptree Financial Partners, L.P. (“Tiptree”) under which we agreed to sell a significant amount of newly issued common stock to Tiptree at $9.00 per share (prior to the Company’s three-for-two stock split in September 2010) and to commence a cash tender offer for up to all of our outstanding common stock at $9.00 per share. This change of control (the “Tiptree Transaction”) was completed on August 13, 2010. A total of approximately 19.74 million shares of our common stock, representing approximately 97.4% of our outstanding common stock, were tendered by our stockholders in the tender offer and approximately 6.19 million of newly issued shares of our common stock, representing approximately 92.2% of our outstanding common stock, after taking into consideration the effect of the tender offer, were issued to Tiptree in the Tiptree Transaction in exchange for cash proceeds of approximately $55.7 million. All share and per share amounts presented for the periods August 13, 2010 to December 31, 2010 and January 1, 2011 to December 31, 2011 reflect the Company’s three-for-two stock split in September 2010.

On November 4, 2010, in conjunction with the change of control, we entered into a termination, cooperation and confidentiality agreement with CIT Healthcare terminating CIT Healthcare as our external manager as of November 16, 2010. A hybrid management structure was put into place with senior management becoming our employees and the Company entering into a services agreement with TREIT Management, LLC (“TREIT”), which is an affiliate of Tiptree Capital Management, LLC (“Tiptree Capital”), by which Tiptree is externally managed, pursuant to which certain administrative services are provided to us.

On December 31, 2007, we acquired an equity interest in nine (9) Class A medical office buildings (the “Cambridge Portfolio”), for a total equity investment of approximately $72.4 million consisting of approximately $61.9 million of cash and the commitment to issue 700,000 operating partnership units with a stated value of $10.5 million to Cambridge Holdings, Inc. (“Cambridge”), subject to the properties achieving certain performance hurdles. Cambridge retained ownership of the remaining 15% interest in each of the limited partnerships. Pursuant to the terms of our investment in the Cambridge Portfolio, in the event we entered into a change of control transaction, Cambridge had a one-time contractual right to put its 15% interest in the properties to us at fair market value. In May of 2009, in accordance with this provision, we provided notice to Cambridge that we had entered into a term sheet with a third party for a transaction that would result in a change of control of Care, thereby triggering Cambridge’s one time contractual put right, which Cambridge did not exercise. We were subsequently in litigation with Cambridge with respect to our relative rights in connection with the change of control transaction (the “Cambridge Litigation”). On April 14, 2011 (effective as of April 15, 2011), Care and several of its subsidiaries and affiliated parties entered into an Omnibus Agreement (the “Omnibus Agreement”) with, Cambridge and several of its affiliates that provided for a settlement of the litigation, among other matters. On October 19, 2011, we entered into an agreement with Cambridge to amend the Omnibus Agreement pursuant to which Cambridge was granted the ability to purchase our interest in the Cambridge Portfolio during a specified time period for a specified amount. On November 30, 2011, we sold our remaining interest in the Cambridge Portfolio to Cambridge. In connection with such sale, the Omnibus Agreement was terminated by mutual consent of the parties.

In May 2011, with our prior consent, Senior Management Concept, LLC (“SMC”) sold three (3) of the four (4) properties in our joint-venture arrangement. We received approximately $6.6 million of gross proceeds consisting of approximately $5.2 million which represented a return of our preferred equity investment related to the three (3) sold properties, approximately $0.9 million representing our 10% common equity interest in the sold properties and approximately $0.4 million which satisfied all outstanding delinquent preferred return and default interest payments. In conjunction with the sale of the three (3) properties, we returned a security deposit of approximately $0.4 million which was held by us as payment collateral for those facilities. We received approximately $12,000 in excess of the then cost basis of our investment.

In September of 2011, the Company acquired three (3) assisted living and memory care facilities located in Virginia from affiliates of Greenfield Senior Living, Inc. (“Greenfield”). The aggregate purchase price for the three (3) properties was $20.8 million, of which approximately $15.5 million was funded with the proceeds of a first mortgage bridge loan with KeyBank National Association, and the balance with cash on hand. Concurrent with the acquisition, the properties were leased to three (3) wholly-owned affiliates of Greenfield, which are responsible for operating each of the properties pursuant to a triple net master lease (the “Greenfield Master Lease”). The initial term of the Greenfield Master Lease is 12 years with two (2) renewal options of ten (10) years each. Rent payments during the first year are approximately $1.7 million, with annual rental increases of 2.75% during the initial term of the lease. At the end of the initial term, Greenfield, subject to certain conditions, holds a one-time purchase option that provides the right to acquire all three (3) of the properties at the then fair market value. Greenfield has guaranteed the obligations of the tenants under the Greenfield Master Lease.

Critical Accounting Policies

Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of our accounting policies that we believe are critical to the preparation of our consolidated financial statements. This summary should be read in conjunction with a more complete discussion of our accounting policies included in Note 2 to the consolidated financial statements in this Annual Report on Form 10-K.

Consolidation

The consolidated financial statements include the Company’s accounts and those of our subsidiaries, which are wholly-owned or controlled by us. All intercompany balances and transactions have been eliminated.

Accounting Standards Codification (“ASC”) Topic 810 Consolidation (“ASC 810”), requires a company to identify investments in other entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and to determine which business enterprise is the primary beneficiary of the VIE. A variable interest entity is broadly defined as an entity where either the equity investors as a group, if any, do not have a controlling financial interest or the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. The Company consolidates investments in VIEs when it is determined that the Company is the primary beneficiary of the VIE at either the date the Company became involved with the variable interest entity or upon the occurrence of a reconsideration event. The Company has concluded that neither of its partially-owned entities (Cambridge Portfolio and SMC) are a VIE.

Investments in partially-owned entities where the Company exercises significant influence over operating and financial policies of the subsidiary, but does not control the subsidiary, are reported under the equity method of accounting. Generally under the equity method of accounting, the Company’s share of the investee’s earnings or loss is included in the Company’s operating results.

Investments in Loans

Investments in loans amounted to approximately $5.8 million and approximately $8.6 million at December 31, 2011 and 2010, respectively. ASC 948 Financial Services — Mortgage Banking (“ASC 948”), which codified the Financial Accounting Standards Board’s (FASB) Accounting for Certain Mortgage Banking provides that loans that are expected to be held for the foreseeable future or to maturity should be held at amortized cost, and all other loans should be held at lower of cost or market (“LOCOM”), measured on an individual basis.

At December 31, 2008, in connection with our decision to reposition ourselves from a mortgage REIT to a traditional direct property ownership REIT (referred to as an equity REIT) and as a result of existing market conditions, we transferred our portfolio of mortgage loans to LOCOM because we were no longer certain that we would hold our portfolio of loans either until maturity or for the foreseeable future. If the fair value of a loan held at LOCOM during the predecessor period was lower than its amortized cost, changes in fair value (gains and losses) were reported as changes in the valuation allowance on the consolidated statement of operations. The valuation allowance is based on management’s estimate of probable losses considering delinquencies, loss experience and collateral quality. Loans previously written down may be written up based upon subsequent recoveries in value, but not above their cost basis.

Our remaining mortgage loan investment was restructured as of November 1, 2011 and now provides for an increasing floating rate of interest during the term of the loan based on a spread over the Libor at inception of the restructured loan. Interest on our mortgage loan is recognized, on an effective interest method basis assuming that Libor remains constant in accordance with ASC Topic 310 Receivables (“ASC 310”). Receivables are evaluated for collectability if principal and interest for a loan becomes more than 90 days past due. The principal amortization portion of payments received is applied to the carrying value.

In conjunction with the restructuring of our remaining mortgage loan investment, we were required to make a determination of expected receipts, exclusive of interest, over the remaining term of this asset in accordance with ASC 310. Based on estimates, we believe that we will receive approximately $5.8 million in payments, other than interest payments or prepayments, between the date of restructuring and the maturity date of November 1, 2016 which is approximately equal to our current carrying value as of the date of the restructuring.

We periodically review our loans held for investment. Expense for credit losses in connection with loan investments is a charge to earnings. Impairment losses are taken for impaired loans based on the fair value of collateral on an individual loan basis. The fair value of the collateral may be determined by an evaluation of operating cash flow from the property during the projected holding period, and/or estimated sales value computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less selling costs. Whichever method is used, other factors considered relate to geographic trends and project diversification, the size of the portfolio and current economic conditions. For the period from August 13, 2010 to December 31, 2010 (successor), we incurred an impairment of approximately $0.4 million.

Interest income is generally recognized using the effective interest method or on a basis approximating a level rate of return over the term of the loan. Nonaccrual loans are those on which the accrual of interest has been suspended. Loans are placed on nonaccrual status and considered nonperforming when full payment of principal and interest is in doubt, or when principal or interest is 90 days or more past due and collateral, if any, is insufficient to cover principal and interest. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed against interest income. In addition, the amortization of net deferred loan fees is suspended. Interest income on nonaccrual loans may be recognized only to the extent it is received in cash. However, where there is doubt regarding the ultimate collectability of loan principal, cash receipts on such nonaccrual loans are applied to reduce the carrying value of such loans. Nonaccrual loans may be returned to accrual status when repayment is reasonably assured and there has been demonstrated performance under the terms of the loan or, if applicable, the restructured terms of such loan. The Company did not have any loans on non-accrual status as of December 31, 2011 or 2010.

We rely on significant subjective judgments and assumptions of our management and our adviser (i.e., discount rates, expected prepayments, market comparables, etc.) regarding the above items. There may be a material impact to these consolidated financial statements if such judgments or assumptions are subsequently determined to be incorrect.

Real Estate and Identified Intangible Assets

Real estate and identified intangible assets are carried at cost, net of accumulated depreciation and amortization. Betterments, major renewals and certain costs directly related to the acquisition, improvement and leasing of real estate are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is provided on a straight-line basis over the assets’ estimated useful lives, which range from 9 to 40 years. Amortization is provided on a straight-line basis over the life of the in-place lease or finance facility.

Upon the acquisition of real estate, we allocate the purchase price of such asset to land, buildings and improvements, and identified intangible assets such as above and below market leases and acquired in-place leases and customer relationships and liabilities based on their fair values. We assess fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. Other intangible assets acquired include amounts for in-place lease values that are based on the Company’s evaluation of the specific characteristics of each property and the respective tenant’s lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods and market conditions. In estimating carrying costs, the Company includes estimates of lost rents at estimated market rates during the hypothetical expected lease-up periods, which are dependent on local market conditions and expected trends.

We review the carrying value of our real estate assets and intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such reviews indicate that the asset is impaired the asset’s carrying amount is written down to its fair value. An impairment loss is measured based on the excess of the carrying amount over the fair value. We determine fair value by using a discounted cash flow model and appropriate discount and capitalization rates. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. If our anticipated holding periods change or estimated cash flows decline based on market conditions or otherwise, an impairment loss may be recognized. Long-lived assets to be disposed of are recorded at the lower of carrying value or fair value less estimated costs to sell.

Rental Revenue

We recognize rental revenue on a straight-line basis over the non-cancelable term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. Renewal options in leases with rental terms that are higher than those in the primary term are excluded from the calculation of straight line rent if the renewals are not reasonably assured. We commence rental revenue recognition when the tenant takes control of the leased space. Amortization expense of above-market leases reduces rental income on a straight-line basis over the non-cancelable term of the lease. Escrows for taxes, insurance and reserves collected from tenants are included in rental income and corresponding payments are included in marketing, general and administrative expense. As part of our election to utilize push-down accounting in conjunction with our change of control in August of last year, we revalued our rental property based on its fair market value as of August 13, 2010 and recalculated our rental revenue based on the remaining term of the leases in place.

Stock-based Compensation Plans

We have two stock-based compensation plans, described more fully in Note 10 to the consolidated financial statements. We recognize compensation cost for stock-based compensation ratably over the service period of the award for employees, board members and non-employees. Compensation cost recorded for employees (including awards to non-employee directors) is measured based on the estimated fair value of the award on the grant date, and such amount is charged to compensation expense on a straight-line basis over the vesting period. Compensation cost recorded for our non-employees are adjusted in each subsequent reporting period based on the fair value of the award at the end of the reporting period until such time as the award has vested and the service being provided, if required, is substantially completed or, under certain circumstances, likely to be completed, whichever occurs first.

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

To determine the fair value of derivative instruments, we may use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date including standard market conventions and techniques such as discounted cash flow analysis, option-pricing models, replacement cost, and termination cost are likely to be used to determine fair value. All methods of assessing fair value result in a general approximation of fair value, and such value may never actually be realized.

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

Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our REIT taxable income, which may be reduced by available net operating losses from prior years, to our stockholders. As a REIT, we generally will not be subject to Federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to Federal income tax on our taxable income at regular corporate rates and we will not be permitted to qualify for treatment as a REIT for Federal income tax purposes for four (4) years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distributions to stockholders. However, we believe that we will operate in such a manner as to qualify for treatment as a REIT and we intend to operate in the foreseeable future in such a manner so that we will qualify as a REIT for Federal income tax purposes. We may, however, be subject to certain state and local taxes.

Subject to certain limitations, net operating losses (“NOLs”) incurred by the Company can be carried forward for up to 20 years and utilized to reduce our taxable income in future years, thereby reducing the amount of taxable income which we are required to distribute to our shareholders in order to maintain our REIT status or, to the extent that we elect to distribute less than 90% of our REIT taxable income to our shareholders, reducing federal income tax on the portion of our taxable income which we elect not to distribute.

For our taxable years ending December 31, 2010 and 2009, we incurred operating losses of approximately $19.3 million and $5.7 million, respectively, resulting in cumulative NOLs of approximately $25.0 million. In the event of an ownership change (as defined for income tax purposes), Section 382 of the Code imposes an annual limitation on the amount of a corporation’s NOLs attributable to the period prior to such ownership change which can be utilized. The Tiptree Transaction constituted a change of ownership for purposes of Section 382. Accordingly, our entire NOL of approximately $5.7 million from 2009 and approximately $11.8 million of our 2010 NOL, which was deemed to be incurred prior to the change of control resulting from the Tiptree Transaction, are subject to the limitations of Section 382 and are considered “restricted” NOLs. In general, Section 382 limits the amount of restricted NOLs which can be utilized in any given year. The annual limitation on our restricted NOLs is approximately $2.4 million. The balance of our 2010 NOL of approximately $7.5 million is “unrestricted”.

For 2011, our taxable income exceeded our cumulative dividend distributions. We intend to utilize a portion of our restricted NOLs and a portion of our unrestricted NOLs to offset our 2011 undistributed taxable income.

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

At December 31, 2010, diluted EPS was the same as basic EPS because we reported a net loss for the period and such securities were anti-dilutive. Accordingly, the operating partnership units issued in connection with our Cambridge investment (see Note 5 to the consolidated financial statements) did not impact diluted EPS for the fiscal year ended December 31, 2010 but were included as part of diluted EPS for the applicable period in 2011.

Concentrations of Credit Risk

Real estate and financial instruments, primarily consisting of cash, mortgage loan investments and interest receivable, potentially subject us to concentrations of credit risk. We may place our cash investments in excess of insured amounts with high quality financial institutions. We perform ongoing analysis of credit risk concentrations in our real estate and loan investment portfolio by evaluating exposure to various markets, underlying property types, investment structure, term, sponsors, tenant mix and other credit metrics. The collateral securing our remaining mortgage loan investment is real estate property located in the U.S.

Results of Operations

Although our Company continues to exist as the same legal entity after the Tiptree Transaction, as a result of the application of push down accounting, we are required to present the 2010 condensed consolidated financial statements for “predecessor” and “successor” periods. Our predecessor periods relate to the accounting periods preceding the Tiptree Transaction. Our successor periods relate to the accounting periods following the Tiptree Transaction in which we have applied push down accounting. For purposes of this MD&A, to facilitate the discussion of operations, we have mathematically combined our predecessor consolidated results for the 224 days ended August 12, 2010 and our successor consolidated results for the 141 days ended December 31, 2010. Although this presentation does not comply with GAAP, we believe it provides meaningful comparison of our consolidated results for the years ended December 31, 2011 and 2010 because it allows us to compare our consolidated results over equivalent periods of time. Nonetheless a reader should bear in mind that the consolidated financial statements for our successor and predecessor periods have been prepared using different bases of accounting and, accordingly, are not directly comparable to one another.

The following table is a non-GAAP presentation which combines the operating results of the successor and predecessor entities for the periods overlapping the 2010 fiscal year as described earlier (dollars in thousands) (unaudited):

	Year Ended December 31, 2011	Year Ended December 31, 2010	For the Period from January 1, 2010 to August 12, 2010	For the Period from August 13, 2010 to December 31, 2010
	(Successor)	(Successor & Predecessor)	(Predecessor)	(Successor)
Revenue
Rental revenue	$13,711	$13,003	$7,880	$5,123
Income from investments in loans	765	1,900	1,348	552

Total Revenue	14,476	14,903	9,228	5,675
Expenses

Base management and service fees and buyout payments to related party	409	8,823	8,477	346

Incentive fee to related party	2,441	—	—	—
Marketing, general and administrative	4,915	13,944	11,021	2,923
Depreciation and amortization	3,611	3,581	2,072	1,509
Realized (gain)/loss on sale and repayment of loans	—	(4)	(4)	—
Adjustment to valuation allowance on Investment in loans	—	(858)	(858)	—

Operating Expenses	11,376	25,486	20,708	4,778

(Income) or loss from investments in partially-owned entities, net	(3,088)	3,481	1,941	1,540
Unrealized (gain) or loss on derivative instruments, net	255	(795)	41	(836)
Realized gain on derivative instruments, net	(1,079)	—	—	—
Impairment of investments	77	524	—	524
Interest income	(27)	(105)	(99)	(6)

Gain on sale of investments	(15,327)	—	—	—

Interest expense, including amortization and write-off of deferred financing costs	5,755	5,717	3,578	2,139

Net income (loss)	$16,534	$(19,405)	$(16,941)	$(2,464)

Comparison of the years ended December 31, 2011 and 2010

Revenue

During the year ended December 31, 2011, we recognized approximately $13.7 million of rental revenue from our wholly-owned real estate investments, which consists of the 12 properties acquired in the Bickford transaction in June 2008, the two (2) additional properties acquired from Bickford in September 2008 and the three (3) properties (the “Greenfield Facilities”) acquired from Greenfield Senior Living, Inc. (“Greenfield”) in September 2011, as compared with approximately $13.0 million recognized during the 12 month period ended December 31, 2010; an increase of approximately $0.7 million. During the 12 months ended December 31, 2011 the Bickford properties generated approximately $13.2 million in rental revenue, while the Greenfield properties generated approximately $0.5 million in rental revenue, from the time they were acquired in September 2011. The increase in revenue was primarily the result of income received from the Greenfield properties during 2011 which did not occur during the comparable period in 2010.

We earned investment income on our investment in loans of approximately $0.8 million for the fiscal year ended December 31, 2011 as compared with approximately $1.9 million for the comparable period ended December 31, 2010; a decrease of approximately $1.1 million. The decrease in income related to our investment in loans is primarily attributable to a lower average outstanding principal loan balance during the year ended December 31, 2011 as compared with the 12 month period ended December 31, 2010, which was the result of loan payoffs and loan sales that occurred during the first quarter of 2010. Our remaining mortgage loan investment is part of a syndicated loan in which we have an approximately one-third interest, and is secured by a total of ten (10) skilled nursing facilities, assisted living facilities and a multifamily property located in Louisiana. The loan has a variable interest rate based on 30-day Libor, and at December 31, 2011 and 2010 had an effective yield of 6.25% and 4.34%, respectively. The loan had an original maturity date of February 1, 2011, and was subsequently restructured in November 2011 into a five (5) year term loan with a maturity date of November 1, 2016, a 25 year amortization schedule and a limited cash sweep. In addition, all outstanding litigation between the previous operator and the direct lenders (which did not include the Company) prior to the restructuring of the loan was resolved at this time. Subsequent to the restructuring, the interest rate on the loan was increased from Libor plus 4.00% to Libor plus 6.00% in years one through three, Libor plus 8.00% in year four and Libor plus 10.00% in year five. At the time of the restructuring, our portion of the loan had a notional balance of approximately $10.1 million. In conjunction with the restructuring, we received a revised note with a face value of approximately $10.5 million. As part of the analysis at the time of the restructuring of the loan, we determined that expected future gross receipts, exclusive of interest payments from this investment were approximately equal to our carrying value of approximately $5.8 million. Accordingly, all principal amortization payments received are applied to the carrying value of our asset. No gain or loss was recognized as a result of the restructuring.

Expenses

For the year ended December 31, 2011, we recorded base management fee and incentive fee expense under our Services Agreement of approximately $2.9 million as compared with approximately $8.8 million in base management fees and buyout payments during the fiscal year ended December 31, 2010, a decrease of approximately $5.9 million. The difference is primarily attributable to the buyout payment of $7.4 million made to CIT Healthcare in 2010 in connection with the termination of CIT Healthcare as manager, which did not occur during the comparable period in 2011, the reduction in the monthly base fee arrangement and the inclusion of an incentive fee under the Services Agreement with our current advisor. For the year ended December 31, 2011 of the aforementioned approximately $2.9 million, we incurred an incentive fee expense of approximately $2.4 million of which approximately $1.9 million is payable in cash and approximately $0.5 million is payable in stock as per the terms of our Services Agreement. No incentive fee expense was incurred for the 12 months ended December 31, 2010.

Marketing, general and administrative expenses, which consist of fees for professional services, which include audit, legal and investor relations; directors & officers (“D&O”) insurance; general overhead costs for the Company; and employee salaries and benefits, as well as, fees paid to our directors and real estate taxes on our facilities, were approximately $4.9 million for the fiscal year ended December 31, 2011 as compared with approximately $13.9 million for the 12 months ended December 31, 2010, a decrease of approximately $9.0 million. The decrease is primarily attributable to legal and advisory fees incurred in connection with the Tiptree Transaction and legal fees pertaining to the Cambridge Litigation in 2010, which did not occur in the comparable period in 2011, and an effort by management to reduce operating costs. Included in the marketing, general and administrative expenses for 2010 are predecessor costs for advisory services of approximately $3.5 million and legal costs associated with the Tiptree Transaction and Cambridge Litigation of approximately $1.5 million. The decrease in marketing, general and administrative is also a result of a reduction of our audit and D&O insurance expenses from approximately $3.2 million during the fiscal year ended 2010 to approximately $0.6 during 2011, a decrease of approximately $2.6 million. Such cost reductions were offset primarily by employee compensation expense of approximately $1.6 million during the period ended December 31, 2011, as compared with approximately $0.7 million during the comparable period in 2010, an increase of $0.9 million. The Company began recognizing employee compensation expense in November 2010 as a result of the Company’s internalization of management and other employees, prior to which the Company was externally managed and did not have any employees. In addition, we recognized approximately $0.1 million and approximately $0.2 million in stock-based compensation related to shares of our common stock earned by our independent directors as part of their compensation for the fiscal years ended December 31, 2011 and 2010, respectively. The decrease in stock-based compensation to our directors was the result of fewer directors on our Board of Directors receiving compensation during the fiscal year ended 2011 as compared to 2010 as well as a reduction in the directors’ fees payable for services, which was rendered effective in August 2010. Each independent director is paid a base retainer of $50,000 annually, which is payable 70% in cash and 30% in stock. Payments are made quarterly in arrears. Shares of our common stock issued to our independent directors as part of their annual compensation vest immediately and are expensed by us accordingly.

The management fees, services fees, incentive fees, expense reimbursements, and the relationship between us and our former Manager and our current advisor, TREIT, are discussed in more detail in Note 8 to the consolidated financial statements.

Depreciation and Amortization

Depreciation and amortization expenses amounted to approximately $3.6 million both in the year ended December 31, 2011 and for the 12 month period ending December 31, 2010. The depreciation and amortization expense for 2010 related primarily to the Bickford properties, and for 2011 the Bickford properties as well as the Greenfield properties from the time they were acquired in September 2011, which expense did not occur during 2010. Also included in depreciation and amortization were expenses related to the amortization of the in-place lease related to the Bickford properties as well as depreciation related to the Company’s corporate headquarters.

Income or Loss from investments in partially-owned entities

For the fiscal year ended December 31, 2011, income from partially-owned entities amounted to approximately $3.1 million as compared with a loss of approximately $3.5 million for the fiscal year ended December 31, 2010, a difference of approximately $6.6 million. Prior to the sale of our interest in the Cambridge Portfolio in November of 2011, we received a preferential distribution of cash flow from operations (per the new economic terms as outlined in the Omnibus Agreement dated April 15, 2011), with a target distribution rate of 12% on our stated $40 million fixed dollar investment with any cash flow from operations in excess of the target distribution rate being retained by Cambridge. As a result of entering in the Omnibus Agreement, we were no longer allocated 85% of the operating income or loss (inclusive of depreciation and amortization) with respect to the Cambridge Portfolio after April 15, 2011. In addition, we recognized our share of equity income in our SMC investment of approximately $0.8 million for the fiscal year ended December 31, 2011, as compared with equity income of approximately $1.0 million during the fiscal year ended December 31, 2010. The decrease in income during the year ended December 31, 2011 as compared to the 12 months ended 2010 is due to the sale of three (3) of the four (4) SMC properties in May 2011.

Unrealized gain or loss on derivative instruments

We recognized approximately a $0.3 million unrealized loss resulting from an increase in the fair value of our obligation to issue operating partnership units (“OP Units”) related to our equity investment in the Cambridge Portfolio for the year ended December 31, 2011 as compared with an unrealized gain of $0.8 million for the fiscal year ended December 31, 2010. Pursuant to the terms of the Omnibus Agreement, the valuation and accounting for the OP Units were modified on April 15, 2011. The number and terms of the OP Units were revised such that Cambridge retained the rights to 200,000 OP Units, with the balance being canceled. These remaining OP Units were entitled to dividend equivalent payments equal to any ordinary dividend declared and paid by Care to its stockholders, but were no longer convertible into or redeemable for shares of common stock of Care. As a result of the reduction in the number of and change in the terms of the OP Units resulting from the restructuring of our Cambridge investment, the liability associated with the respect to the original OP Units was reduced to approximately $0.5 million. In addition, the carrying value of our investment was also reduced. On November 30, 2011, Cambridge exercised its option to purchase our interest in the Cambridge Portfolio and the OP Units were eliminated resulting in a realized gain on derivative instruments as described below.

Realized gain on derivative instruments

We realized a $1.1 million gain on derivative instruments for the year ended December 31, 2011 as compared to no realized gain on derivative instruments for the comparable period in 2010. During the quarter ended December 31, 2011, we entered into a transaction in which we sold short $15 million notional balance of the 2.125% U.S. Treasury Notes due August 15, 2021 in anticipation of entering into a ten-year fixed rate mortgage secured by our Greenfield Senior Living Portfolio, the interest on which would be determined by a fixed spread over the 10-year U.S. Treasury Note. Due to volatility in the U.S. Treasury market, we elected to close this short position and realized a gain of approximately $650,000. In addition, as a result of our sale of our interest in the Cambridge Portfolio in the fourth quarter of 2011 and the concurrent elimination of the remaining OP Units, we also realized a gain of approximately $420,000 from the cancelation of our OP Units related to our investment in the Cambridge Portfolio.

Impairment of investments

Beginning August 13, 2010, our intent was to hold our remaining loan to maturity and as such it is carried on the December 31, 2011 and 2010 balance sheets at its cost basis, net of principal payments received and an impairment charge that was recorded in the fourth quarter of 2010 for unrealized losses of approximately $0.4 million. Additionally, impairment charges on our SMC investment of approximately $0.1 million each were recorded both in the second quarter of 2011 and the fourth quarter of 2010.

Gain on sale of investments

We recognized a gain of approximately $15.3 million from the sale of our investment in the Cambridge Portfolio during the fourth quarter of 2011 for cash consideration of approximately $42 million, which included approximately $1.2 million of income allocable to our preferred distribution of cash flow from operations. Pursuant to the First Amendment to the Omnibus Agreement dated October 19, 2011, we granted to Cambridge the option to purchase all of our interest in the Cambridge Portfolio at any time up to December 9, 2011, for an amount equal to the sum of the Company's $40 million preferred fixed dollar investment plus its accrued but unpaid preferred return of approximately $2.0 million. In connection with the sale, the remaining 200,000 OP Units and a warrant to purchase 300,000 shares of the Company's common stock previously issued to Cambridge were canceled.

Interest Expense

We incurred interest expense of approximately $5.8 million for the fiscal year ended December 31, 2011, as compared with interest expense of approximately $5.7 million for the comparable period in 2010, an increase of approximately $0.1 million. Interest expense for the year ended December 31, 2011, and the 12 months ended December 31, 2010 was related to the interest payable on the mortgage debt which was incurred for the acquisition of the 14 facilities from Bickford. Interest expense for 2011 also includes the interest on our KeyBank Bridge Loan (the “Bridge Loan”) secured by the three (3) Greenfield properties acquired in September 2011 (see note 7 to the consolidated financial statements).

Liquidity and Capital Resources

Short-term Liquidity Needs

Liquidity is a measurement of our ability to meet short and long-term cash needs. Our principal current cash needs are: (1) to fund operating expenses, including potential expenditures for repairs and maintenance of our properties and debt service on our outstanding mortgage loan obligations; (2) to distribute 90% of our REIT taxable income to our stockholders in order to maintain our REIT status, and (3) to fund other general ongoing business needs, including employee compensation expense, D&O insurance, audit fees and rent, as well as property acquisitions and investments. As of December 31, 2011, we did not have any development and / or redevelopment projects or any outstanding purchase obligations for the acquisition of additional assets. Our primary sources of liquidity are our current working capital, rental income from our real estate properties, distributions from our interest in a partially-owned entity, interest income and principal paydowns on our remaining loan investment and interest income earned from our available cash balances. Management currently believes that the Company has adequate liquidity to meet its short-term capital needs.

We intend to invest in additional healthcare-related real estate properties only as suitable opportunities arise. In the short term, we may seek to fund any future acquisitions, developments or redevelopments with a combination of cash on hand, working capital and equity and/or debt financing. In evaluating acquisition opportunities, the Company takes into consideration its current and future cash needs as well as the availability of equity and/or debt financing.

In addition to day-to-day operations, other foreseeable short-term liquidity needs which may arise during the next 12 months include the maturity of our Bridge Loan secured by the Greenfield properties.

The Bridge Loan has a scheduled maturity date of June 20, 2012 and, subject to certain conditions, may be extended for an additional three (3) months. We anticipate refinancing the Bridge Loan through fixed rate permanent mortgage financing provided by the Federal Home Loan Mortgage Corporation, or Freddie Mac, with KeyBank acting as the sponsor of such refinancing, the proceeds of which will be used to satisfy the Bridge Loan.

Long-term Liquidity Needs

Our long-term liquidity requirements consist primarily of funds necessary for scheduled debt maturities, property acquisitions, developments and redevelopments of health care facilities and other non-recurring capital expenditures that are needed periodically for our properties. We currently do not have a revolving credit facility or other credit line. As we grow our business, we may seek additional equity and/or debt financing. We may also pursue joint ventures with equity partners as a means of capitalizing property acquisitions. We may also in the future issue operating partnerships units in either UPREIT or DownREIT transactions, which units could be convertible into our common stock. However, our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by potential and current lenders. Our ability to access additional equity and/or debt capital will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about our Company. Nevertheless, we believe that these sources of liquidity, in addition to existing working capital and cash provided by operations, will allow us to meet our anticipated future liquidity needs.

We routinely review our liquidity requirements and believe that our current cash flows are sufficient to allow us to continue operations, satisfy our contractual obligations and pay dividends to our stockholders. Sources of cash and cash equivalents, cash flows provided by (used in) operating activities, investing activities and financing activities are discussed below.

Cash and Cash Equivalents

Cash and cash equivalents were approximately $52.3 million at December 31, 2011 as compared with approximately $5.0 million at December 31, 2010, an increase of approximately $47.3 million. The increase in cash during the year ended 2011 was generated primarily from the sale of our equity investment in the Cambridge Portfolio during the fourth quarter of 2011 for cash consideration of approximately $42 million, as well as cash proceeds of approximately $6.1 million from the sale of three (3) of the four (4) SMC properties in May 2011. During 2011, cash of approximately $7.8 million was generated from operating activities, $29.3 million from investing activities, and $10.2 million from financing activities.

Cash Uses

The Company continually evaluates new investment opportunities in healthcare properties as well as expansions and/or modifications to existing investments. The availability of attractive investment opportunities that are suitable for our risk-adjusted return parameters, and the availability of third-party financing will impact our uses of cash in 2012. In addition, in 2012 we expect to use cash to fund operating expenses, including potential expenditures for repairs and maintenance of our properties and debt service on our outstanding mortgage loan obligations, as well as other general ongoing business needs, including employee compensation expense, D&O insurance, audit fees and rent. We also expect to distribute cash to our stockholders in the form of dividends and / or return of capital. To the extent we are unable to refinance our Bridge Loan of $15.3 million related to the Greenfield properties upon maturity in June 2012 or if our expected proceeds from the refinancing are not sufficient to retire the Bridge Loan in its entirety we may repay the Bridge Loan using our cash on hand.

Cash from Operating Activities

Net cash generated from operating activities for the year ended December 31, 2011 was approximately $7.8 million as compared with approximately $10.3 million used in operating activities for the 12 months ended December 31, 2010, a change of approximately $18.1 million and was primarily due to reduction in expenses, additional income from acquisitions and cash distributions from partially-owned entities. Income and cash distributions from the Company’s investments in partially-owned entities was approximately $3.1 million and $6.3 million in 2011, respectively, as compared to a loss and cash distributions in 2010 of approximately $3.5 million and $6.4 million, respectively, an increase in income of approximately $6.6 million and a decrease in cash distributions of approximately $0.1 million. The net change in operating assets and liabilities contributed approximately $2.0 million of cash.

Cash from Investing Activities

Net cash provided by investing activities for the fiscal year ended December 31, 2011 was approximately $29.3 million as compared with approximately $16.1 million provided by investing activities for the 12 months ended December 31, 2010, an increase of approximately $13.2 million. The increase is primarily attributable to the return of equity investments in partially owned entities of approximately $46.9 million, which included cash consideration of approximately $40.8 million from the sale of our investment in the Cambridge Portfolio as well as cash proceeds of approximately $6.1 million from the sale of three (3) of the four (4) SMC properties in May 2011. We also generated cash from derivatives of approximately $1.3 million during 2011. Cash generated from the sale of derivatives was partially offset by investments in real estate of approximately $20.8 million during 2011 and by loan repayments of $11.3 million during the 12 months ended December 31, 2010 versus $2.8 million during the comparable period in 2011.

Cash from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2011 was $10.2 million as compared with net cash used in financing activities of $123.3 million for the 12 months ended December 31, 2010, a difference of approximately $133.5 million. The increase in cash from financing activities during the fiscal year ended 2011 versus the comparable period in 2010 is primarily attributable to borrowings related to the purchase of the Greenfield properties of approximately $15.5 million during 2011 partially offset by dividends paid by the Company in 2011 of approximately $4.1 million, which did not occur in 2010, and the use of cash to consummate the purchase of our common stock via tender offer of approximately $177.7 million in 2010, which was partially offset by cash of approximately $55.7 million received from the sale of shares to Tiptree in conjunction with the transfer of control of the Company both events which did not occur during the comparable period in 2011.

Debt

On June 26, 2008, in connection with the acquisition of the initial 12 properties from Bickford Senior Living Group LLC (discussed in Note 3 to the consolidated financial statements), we entered into a mortgage loan with Red Mortgage Capital, Inc. in the principal amount of approximately $74.6 million. The mortgage loan has a fixed interest rate of 6.845% and requires a fixed monthly payment of approximately $0.5 million for both principal and interest, until maturity in July 2015, at which time the then outstanding balance of approximately $69.6 million is due and payable. In addition, we are required to make monthly escrow payments for taxes and reserves for which we are reimbursed by the Master Lessee under the Bickford Master Lease. The mortgage loan is collateralized by the 12 properties.

On September 30, 2008, we acquired two (2) additional properties from Bickford Senior Living Group, LLC and entered into a second mortgage loan with Red Mortgage Capital, Inc. in the principal amount of approximately $7.6 million. The mortgage loan has a fixed interest rate of 7.17% and it provides for a fixed monthly debt service payment of approximately $52,000 for principal and interest until the maturity in July 2015 when the then outstanding balance of approximately $7.1 million is due and payable. In addition, we are required to make monthly escrow payments for taxes and reserves for which we are reimbursed by the Master Lessee under the Bickford Master Lease. The mortgage loan is collateralized by the two (2) properties.

As a result of the utilization of push-down accounting in connection with the Tiptree Transaction, the aforementioned mortgage notes payable were recorded at their fair value of approximately $82.1 million, an increase of approximately $0.8 million over the combined amortized loan balances of approximately $81.3 million at August 13, 2010. As of December 31, 2011, an approximately $0.5 million of premium remains to be amortized over the remaining term of the mortgage loans.

Both mortgage loans contain prepayment restrictions that materially impact our ability to refinance either of the mortgage loans prior to 2015. The mortgage loans are cross-collateralized and cross-defaulted across the 14 Bickford properties. The annual total debt service for the two loans is approximately $6.5 million.

On September 20, 2011, we entered into the Bridge Loan with KeyBank in the principal amount of approximately $15.5 million for the purpose of financing the purchase price for the Greenfield acquisition. The Bridge Loan is secured by separate cross-collateralized, cross-defaulted first priority mortgages on each of the Greenfield facilities. Care has guaranteed payment of up to $5.0 million of the obligations under the Bridge Loan. The Bridge Loan bears interest at a floating rate per annum equal to Libor plus 4.00% with no Libor floor, and provides for monthly interest and principal payments commencing on October 1, 2011. On December 31, 2011, the Bridge Loan had an effective yield of 4.31% and the Company was in compliance with respect to the financial covenants related to the Bridge Loan. While the Bridge Loan does not require escrows, we are escrowing for taxes, insurance and replacement reserves. The Bridge Loan will mature on June 20, 2012, but is subject to a three-month extension at our option provided certain conditions are satisfied. We intend to refinance the Bridge Loan through permanent mortgage financing backed by Freddie Mac, with KeyBank acting as the sponsor of such mortgage financing. Should the closing of such refinancing not occur before the maturity of our Bridge Loan, we may seek to obtain alternate financing to pay off our Bridge Loan or may seek to retire the Bridge Loan through our cash on hand.

Equity

As of December 31, 2011, we had 10,171,550 shares of common stock and no shares of preferred stock outstanding.

In 2011, the Company issued a total of 22,716 shares of our common stock to TREIT Management LLC in conjunction with its quarterly incentive fee due under the Services Agreement. These shares were issued under the Manager Equity Plan.

As of December 31, 2011, 274,717 common shares remain available for future issuances under the Equity Plan and 184,202 shares remain available for future issuances under the Manager Equity Plan. Per the terms of the respective plans, the amounts available for issuance under the Equity Plan and Manager Equity Plan were adjusted for the Company’s three-for-two stock split announced in September 2010.

In 2011, 9,853 shares of common stock with a combined aggregate fair value of approximately $56,000 were granted to our independent directors as part of their annual retainers. The shares were issued under the Equity Plan. Each independent director receives an annual base retainer of $50,000, payable quarterly in arrears, of which 70% is paid in cash and 30% in shares of Care common stock. Shares granted as part of the annual retainer vest immediately and are included in general and administrative expense.

In connection with the Tiptree Transaction, CIT Healthcare sold to Tiptree a warrant (the “2008 Warrant”) to purchase 435,000 shares of the Company’s common stock at $17.00 per share under the Manager Equity Plan. The 2008 Warrant, which was granted to CIT Healthcare by the Company as consideration for amendments to earlier versions of the CIT Management Agreement (the “Management Agreement”), and which was immediately exercisable, expires on September 30, 2018. It was adjusted to provide for the purchase of 652,500 shares of the Company’s common stock at $11.33 per share as a result of the three-for-two stock split announced by the Company in September 2010.

Under the terms of the Omnibus Agreement, on April 15, 2011, the Company issued to the Cambridge Parties a warrant (the “Cambridge Warrant”) to purchase 300,000 shares of the Company’s common stock at an exercise price of $6.00 per share. Pursuant to its original terms, the Cambridge Warrant was scheduled to expire upon the earlier of the termination of the Omnibus Agreement or June 30, 2017. On October 19, 2011, the Omnibus Agreement was amended (the “First Amendment”) to allow Cambridge to purchase our interest in the Cambridge Portfolio at an agreed upon price. As consideration for entering into the First Amendment, Cambridge agreed to forfeit all of its rights and interests in the Cambridge Warrant and the OP Units (as modified by the Omnibus Agreement) upon the earlier of the closing of its acquisition of our interest in the Cambridge Portfolio or December 9, 2011. On November 30, 2011, Cambridge consummated the acquisition of Care's investment in the Cambridge Portfolio for approximately $42 million, which included approximately $1.2 million representing our preferred distribution of cash flow from operations, and the Cambridge Warrant and OP Units were eliminated (see Note 5 to the consolidated financial statements).

Distributions

We are required to distribute 90% of our REIT taxable income (excluding the deduction for dividends paid and capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. Accordingly, we intend to make, but are not contractually bound to make, regular quarterly distributions to holders of our common stock and, when applicable, dividend equivalent payments to holders of OP Units and Restricted Stock Units (“RSU’s”). All such distributions are authorized at the discretion of our board of directors. We consider market factors and our performance in addition to REIT requirements in determining distribution levels.

Our board of directors declared a first quarter dividend of $0.135 per share of common stock for the quarter ended on March 31, 2011, which was paid to shareholders of record as of May 24, 2011, a second quarter dividend of $0.135 per share of common stock for the quarter ended on June 30, 2011, which was paid to shareholders of record as of August 18, 2011, a third quarter dividend of $0.135 per share of common stock for the quarter ended on September 30, 2011, which was paid to shareholders of record as of November 17, 2011, as well as a fourth quarter dividend of $0.135 per share of common stock for the quarter ended on December 31, 2011, which will be paid to shareholders of record as of April 17, 2012.

Our ability to make future distributions depends upon a number of factors, including our future earnings. We may be unable to maintain our current rate of distributions and future distributions may be suspended or paid at a lesser rate than the distributions we now pay.

Current Market Conditions

The U.S. economy is still experiencing weakness from recent economic conditions, which resulted in increased unemployment, weakening of tenant financial condition, large-scale business failures and tight credit markets. Our results of operations may be sensitive to changes in overall economic conditions that impact tenant leasing practices. Adverse economic conditions affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could reduce overall tenant leasing or cause tenants to shift their leasing practices. In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, could result in a general decline in rents or an increased incidence of defaults under existing leases. Recently, high levels of unemployment have persisted, and rental rates and valuations have not fully recovered to pre-recession levels and may not for a number of years. Furthermore, the uncertainty surrounding the rapidly increasing national debt of the U.S. and continuing global economic malaise have kept markets volatile. These unstable conditions could continue for a prolonged period of time. It is difficult to determine the breadth and duration of the financial market problems and the many ways in which they may affect our tenants and our business in general. A significant additional deterioration in the U.S. economy or the bankruptcy or insolvency of one or more of our significant tenants could cause our current plans to meet our projected cash shortfalls to be insufficient.

Contractual Obligations

The table below summarizes our contractual obligations as of December 31, 2011 (amounts in millions):

	Payments due by Period as of December 31, 2011
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Mortgage notes payable and related interest	$115.2	$21.8	$93.4	$—	$—
Management fee obligations (1)	1.0	0.5	0.5	—	—
Operating lease obligations (2)	1.7	0.2	0.7	0.7	0.1

Total	$117.9	$22.5	$94.6	$0.7	$0.1

(1)	TREIT management fee, subject to increase based on changes in shareholders’ equity. The termination fee payable to TREIT in the event of non-renewal of the Services Agreement by the Company is not fixed and determinable and is therefore not included in the table.
(2)	Minimum rental obligations for Company office lease.

On November 4, 2010, the Company entered into a Services Agreement (the “Services Agreement”) with TREIT pursuant to which TREIT will provide certain advisory services related to the Company’s business. For such services, the Company will pay TREIT a monthly base services fee in arrears of one-twelfth of 0.5% of the Company’s Equity (as defined in the Services Agreement). The initial term of the Services Agreement shall expire on December 31, 2013 and will renew automatically each year thereafter for an additional one-year period unless the Company or TREIT elects not to renew.

In conjunction with the termination of CIT Healthcare as our external manager, the Company entered into a lease for its new headquarters at 780 Third Avenue, New York, NY which expires in March 2019. The annual rent obligation from this commitment is approximately $0.2 million.

For a discussion of Care’s debt, see “Liquidity and Capital Resources — Debt.”

Acquisitions and Dispositions

Management continually monitors potential investment and expansion opportunities. Our focus is on potential acquisitions in the senior housing space which provide attractive risk adjusted returns. Our overall strategy is to identify strong regional operators of assisted living and memory care facilities which are looking to expand and diversify their operations by entering into strategic relationships with an alternative capital source. We believe that by entering into such relationships, we will not only generate attractive current returns for our stockholders, but create a forward pipeline of additional opportunities as well. While cap rates for larger portfolios have compressed during the past few years, thereby increasing the cost of acquisitions, we believe and continue to see opportunities to acquire small portfolios of three (3) to ten (10) properties at attractive yields.

On September 21, 2011, Care acquired three assisted living and memory care facilities, the Greenfield Facilities from affiliates of Greenfield. The Greenfield Facilities were acquired for an aggregate purchase price of $20.8 million of which approximately $15.5 million was funded with the proceeds of the Bridge Loan (see Note 3 to the consolidated financial statements), and the balance with cash on hand. The base rent for the initial year of the lease is approximately $1.7 million. In May 2011, Care consented to the sale of three (3) of the four (4) properties underlying its SMC investment, which generated cash proceeds of approximately $6.1 million (see Note 5 to the consolidated financial statements). In addition, in November 2011, Care consummated the sale of its preferred equity investment in the Cambridge Portfolio for cash proceeds of approximately $42 million, inclusive of approximately $1.2 million representing our preferred distribution of cash flow from operations.

As of December 31, 2011, the Company did not have any purchase and sale obligations with regard to any other real estate transactions. The Company regularly evaluates potential real estate acquisitions and dispositions. While current and projected returns for a subject property significantly influence the decision making process, other items, such as the impact on the geographical diversity of the Company’s portfolio, the type of property, the Company’s experience with and the overall reputation of the property operator and the availability of mortgage financing are also taken into consideration. Applicable capitalization rates for such acquisitions vary depending on a number of factors including, but not limited to, the type of facility, its location, competition and barriers to entry in the particular marketplace, age and physical condition of the facility, status and experience of the property operator and the existence or availability of mortgage financing. The property net operating income for prospective acquisitions is generally based upon the EBITDA for such property adjusted for market vacancy and property management fees as well as applicable maintenance, operating and tax reserves.

Impact of Inflation

Inflation may affect us in the future by changing the underlying value of our real estate or by impacting our cost of financing our operations. Our revenues are generated primarily from long-term investments. Inflation has remained relatively low during recent periods. There can be no assurance that future Medicare, Medicaid or private pay rate increases will be sufficient to offset future inflation increases. Certain of our leases require increases in rental income based upon annual rent escalation clauses.

Off-Balance Sheet Arrangements

As discussed above in “Business — Unconsolidated Joint Ventures” and in Note 5 to our consolidated financial statements, prior to the sale of our interest in the Cambridge Portfolio we owned interests in two (2) unconsolidated joint ventures. As of December 31, 2011, we maintain an interest in one (1) unconsolidated joint venture. Our risk of loss associated with this investment is limited to our investment in this joint venture. We have no material off-balance sheet arrangements as of December 31, 2011.

Recently Issued Accounting Pronouncements

On January 1, 2011, we adopted ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”), affecting public entities that enter into business combinations that are material on an individual or aggregate basis. ASU 210-29 specifies that if a public entity presents comparative financial statements, it should disclose revenues and earnings of the combined entity as though the business combination(s) that occurred during the year had occurred at the beginning of the prior annual reporting period when preparing the pro forma financial information for both the current and prior reporting periods. The guidance, which is effective for business combinations consummated in reporting periods beginning after December 15, 2010, also required that pro forma disclosures be accompanied by a narrative description regarding the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination(s) included in reported pro forma revenues and earnings. We have presented supplementary pro forma information related to our Greenfield acquisition in September 2011 and the Tiptree Transaction in August 2010 in “Note 3 to the consolidated financial statements — Investment in Real Estate.”

In April 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“ASU 2011-02”). ASU 2011-02 provides amendments to Topic 310 to clarify which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. The adoption of this standard in 2011 did not have a material effect on the Consolidated Financial Statements.

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

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. This ASU does not change the items that must be reported in other comprehensive income. In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income — Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, ” to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update, which are to be applied retrospectively, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect the adoption of this standard to have a material effect on its consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet — Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). ASU 2011-11 requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments and will be applied retrospectively for all comparative periods presented. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company does not expect the adoption of this standard to have a material effect on its consolidated financial statements.

Related Party Transactions

We have relationships with certain of our affiliates and other related parties whereby those persons or entities receive income from us, including the following:

•

We previously had a management agreement with CIT Healthcare whereby CIT Healthcare conducted certain of our business and affairs on our behalf and received compensation in return. On November 4, 2010, we entered into a Termination, Cooperation and Confidentiality Agreement with CIT Healthcare, which terminated our then-current management agreement with CIT HealthCare effective November 16, 2010.

•

On November 4, 2010, the Company entered into a Services Agreement with TREIT pursuant to which TREIT provides certain advisory services related to the Company’s business. On November 9, 2011, we entered into an amendment to the Services Agreement that clarified the basis upon which the Company calculates the quarterly incentive fee.

•

In connection with the Tiptree Transaction, CIT Healthcare sold the 2008 Warrant to Tiptree, which provided for the purchase of 435,000 shares of the Company’s common stock at $17.00 per share under the Manager Equity Plan. The 2008 Warrant is immediately exercisable, expires in September 30, 2018 and was adjusted to provide for the purchase of 652,500 shares of the Company’s common stock at $11.33 per share as a result of the three-for-two stock split announced by the Company in September 2010.

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

The revised White Paper on FFO, approved by the Board of Governors of NAREIT in April 2002, defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis.

Adjusted Funds from Operations

Adjusted Funds From Operations, or AFFO, is a non-GAAP financial measure. We calculate AFFO as net income (loss) (computed in accordance with GAAP), excluding gains (losses) from debt restructuring and gains (losses) from sales of property, the effects of straight lining lease revenue, plus the expenses associated with depreciation and amortization on real estate assets, certain expenses associated with real estate acquisitions, non-cash equity compensation expenses, and excess cash distributions from the Company’s equity method investments and one-time events pursuant to changes in GAAP and other non-cash charges. Proportionate adjustments for unconsolidated partnerships and joint ventures will also be taken when calculating the Company’s AFFO.

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

The following is a reconciliation of FFO and AFFO to net income (loss), which is the most directly comparable GAAP performance measure, for the years ended December 31, 2011 and 2010, respectively. The table combines the operating results of the successor and predecessor entities for the periods overlapping the 2010 fiscal year as described earlier (in thousands except share and per share data):

	Fiscal Year Ended December 31, 2011		Fiscal Year Ended December 31, 2010
	FFO	AFFO	FFO	AFFO
Net income (loss)	$16,534	$16,534	$(19,405)	$(19,405)
Depreciation and amortization from partially-owned entities	2,601	2,601	9,086	9,086
Depreciation and amortization on owned properties	3,558	3,558	3,581	3,581
Adjustment to valuation allowance for investment in loans	—	—	—	(858)
Stock issued to related parties	—	143	—	—
Stock-based compensation	—	71	—	374
Amortization of above-market leases	—	207	—	—
Straight-line effect of lease revenue	—	(1,919)	—	(2,366)
Transaction charges	—	228	—	—

Excess cash distributions from the Company’s equity method investments	—	1	—	639
Unrealized loss from asset impairment	—	—	—	524
Realized (Gain) / Loss from Sale of Properties (1)	(15,327)	(15,327)	—	—
Realized (Gain) / Loss on Obligation to issue OP Units (1)	(423)	(423)	—	—
Incentive fee related to (Gain) / Loss from Sale of Properties (1)	1,330	1,330	—	—
Gain on sales and repayment of Loans	—	—	—	(4)
Change in the obligation to issue OP Units	—	255	—	(795)

Funds From Operations and Adjusted Funds From Operations	$8,273	$7,259	$(6,739)	$(9,224)

FFO and Adjusted FFO per share, basic	$0.81	$0.71	$(0.29)	$(0.40)
FFO and Adjusted FFO per share, diluted	$0.80	$0.70	$(0.29)	$(0.40)
Weighted average shares outstanding — basic	10,154,372	10,154,372	22,972,256	22,972,256
Weighted average shares outstanding — diluted (2)(3)	10,309,765	10,309,765	22,972,256	22,972,256

(1)	Gain from sale of properties relates to sale of our equity investment in the Cambridge Portfolio and the incentive fee related to the gain from sale of properties is the incremental incentive fee payable to our advisor which is associated with the gain on sale of such investment.
(2)	The diluted FFO and AFFO per share calculations exclude the dilutive effect of the 2008 Warrant convertible into 652,500 (adjusted for our three-for-two stock split September 2010) common shares for the year ended December 31, 2011 and the 12 months ended December 31, 2010 because the exercise price was more than the average market price. The diluted FFO and AFFO per share calculations for 2011 take into consideration the dilutive effect of the Cambridge Warrant issued pursuant to the Omnibus Agreement convertible into 300,000 common shares for the eleven month period ended November 30, 2011 (cancelation date), adjusted for shares repurchased under the treasury stock method, because the average market price was more than the exercise price (see Note 5 to the consolidated financial statements).
(3)	Includes original operating partnership units issued to Cambridge for the period January 1, 2011 through April 15, 2011 that were held in escrow (prior to being reduced and restructured in conjunction with the Omnibus Agreement, see Note 5 to the consolidated financial statements) and excludes original operating partnership units issued to Cambridge for the 12 months ended December 31, 2010 because such units were anti-dilutive for the period.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 8.	Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Page

Reports of Independent Registered Public Accounting Firms on the Financial Statements	36

Audited Financial Statements
Consolidated Balance Sheets as of December 31, 2011 (Successor) and 2010 (Successor)	38

Consolidated Statements of Operations for the year ended December 31, 2011 (Successor); for the period from August 13, 2010 to December 31, 2010 (Successor) and for the period from January 1, 2010 to August 12, 2010 (Predecessor)	39

Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2011 (Successor); for the period from August 13, 2010 to December 31, 2010 (Successor) and for the period from January 1, 2010 to August 12, 2010 (Predecessor)	40

Consolidated Statements of Cash Flows for the year ended December 31, 2011 (Successor) and for the period from August 13, 2010 to December 31, 2010 (Successor) and for the period from January 1, 2010 to August 12, 2010 (Predecessor)	42

Notes to Consolidated Financial Statements	43

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Care Investment Trust Inc.:

We have audited the accompanying consolidated balance sheet of Care Investment Trust Inc. and subsidiaries (the “Company”) as of December 31, 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Care Investment Trust Inc. and subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

New York, New York

April 5, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

        Care Investment Trust Inc. and subsidiaries

New York, NY

We have audited the accompanying consolidated balance sheet of Care Investment Trust Inc. and subsidiaries (the “Company”) as of December 31, 2010 (Successor) and the related consolidated statements of operations, stockholders’ equity, and cash flows for the period from August 13, 2010 to December 31, 2010 (Successor), and the period from January 1, 2010 to August 12, 2010 (Predecessor). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Care Investment Trust Inc. and Subsidiaries as of December 31, 2010 (Successor) and the results of their operations and their cash flows for the period from August 13, 2010 to December 31, 2010 (Successor), and the period from January 1, 2010 to August 12, 2010 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, as of August 13, 2010, the Company changed its basis of accounting in connection with a business combination in which the Company applied push-down accounting to the purchase price in accordance with SEC Staff Accounting Bulletin Topic 5J “ New Basis of Accounting Required in Certain Circumstances .”

/s/ DELOITTE & TOUCHE LLP

New York, NY

March 31, 2011

Care Investment Trust Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands — except share and per share data)

	December 31, 2011	December 31, 2010
	(Successor)	(Successor)
Assets:
Real Estate:
Land	$10,620	$5,020
Buildings and improvements	116,222	102,002
Less: accumulated depreciation	(4,540)	(1,293)

Total real estate, net	122,302	105,729
Investments in loans	5,766	8,552
Investments in partially-owned entities	2,491	39,200
Identified intangible assets — leases in place, net	6,939	6,477
Cash and cash equivalents	52,306	5,032
Other assets	4,412	1,886

Total Assets	$194,216	$166,876

Liabilities and Stockholders’ Equity
Liabilities:
Mortgage notes payable	$96,079	$81,684
Accounts payable and accrued expenses	2,170	1,570
Accrued expenses payable to related party	1,794	39
Obligation to issue operating partnership units	—	2,095
Other liabilities	593	525

Total Liabilities	100,636	85,913

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued or outstanding	—	—
Common stock: $0.001 par value, 250,000,000 shares authorized, 10,171,550 and 10,064,982 shares issued and outstanding, respectively	11	11
Additional paid-in-capital	83,615	83,416
Retained earnings (accumulated deficit)	9,954	(2,464)

Total Stockholders’ Equity	93,580	80,963

Total Liabilities and Stockholders’ Equity	$194,216	$166,876

See Notes to Consolidated Financial Statements

Care Investment Trust Inc. and Subsidiaries

Consolidated Statements of Operations

(dollars in thousands — except share and per share data)

	For the Year Ended December 31, 2011	For the Period from August 13, 2010 to December 31, 2010	For the Period from January 1, 2010 to August 12, 2010
	(Successor)	(Successor)	(Predecessor)
Revenue
Rental income	$13,711	$5,123	$7,880
Income from investments in loans	765	552	1,348

Total Revenue	14,476	5,675	9,228
Expenses
Base management and service fees and buyout payments to related party	409	346	8,477
Incentive fee to related party	2,441	—	—
Marketing, general and administrative (including stock-based compensation expense of $72, $374 and $163, respectively)	4,915	2,923	11,021
Depreciation and amortization	3,611	1,509	2,072
Realized gain on sales and repayments of loans	—	—	(4)
Adjustment to valuation allowance on investment in loans	—	—	(858)

Operating Expenses	11,376	4,778	20,708

Other (Income) Expense
(Income) or loss from investments in partially-owned entities, net	(3,088)	1,540	1,941
Unrealized (gain) or loss on derivative instruments, net	255	(836)	41
Realized gain on derivative instruments, net	(1,079)	—	—
Impairment of investments	77	524	—
Interest income	(27)	(6)	(99)
Gain on sale of partially-owned entities	(15,327)	—	—
Interest expense, including amortization and write-off of deferred financing costs	5,755	2,139	3,578

Net income (loss)	$16,534	$(2,464)	$(16,941)

Net income (loss) per share of common stock
Net income (loss), basic	$1.63	$(0.24)	$(0.84)

Net income (loss), diluted	$1.60	$(0.24)	$(0.84)

Weighted average common shares outstanding, basic	10,154,372	10,064,212	20,221,329

Weighted average common shares outstanding, diluted	10,309,765	10,064,212	20,221,329

See Notes to Consolidated Financial Statements

Care Investment Trust Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(dollars in thousands, except share data)

	Common stock		Treasury	Additional	Retained earnings (Accumulated
	Shares	$	stock	paid-in capital	deficit)	Total

Balance, January 1, 2010, (Predecessor)	20,158,894	$21	$(8,334)	$301,926	$(66,820)	$226,793
Stock-based compensation fair value (1)	150,649	—	—	—	—	—
Stock-based compensation to directors for services rendered	13,634	*	—	163	—	163
Treasury stock purchased (2)	(59,253)	—	(490)	—	—	(490)
Distributions accrued on performance shares (3)	—	—	—	—	(3)	(3)
Net loss	—	—	—	—	(16,941)	(16,941)

Balance, August 12, 2010, (Predecessor)	20,263,924	$21	$(8,824)	$302,089	$(83,764)	$209,522

Adjustment to additional paid-in capital to reflect fair value	—	—	—	22,669	—	22,669
Shares issued to Tiptree Financial Partners L.P.	6,185,050	6	—	55,659	—	55,665
Elimination of predecessor additional paid-in capital (net of shares not tendered), accumulated deficit and treasury shares (4)	(19,740,050)	(20)	8,824	(297,372)	83,764	(204,804)

Balance, August 13, 2010 (Successor)	6,708,924	$7	$—	$83,045	$—	$83,052

Stock-based compensation to directors for services rendered	1,596	1	—	23	—	24
Stock split, 3 shares for 2	3,354,462	3	—	(3)	—	—
Stock-based compensation to employees	—	—	—	351	—	351
Net loss	—	—	—	—	(2,464)	(2,464)

Balance, December 31, 2010, (Successor)	10,064,982	$11	$—	$83,416	$(2,464)	$80,963

Stock-based compensation to directors for services	9,853	*	—	56	—	56
Stock-based compensation to employees	73,999	*	—	*	—	—

Issuance of common stock for related party incentive fee	22,716	*	—	143	—	143
Warrant issued	—	—	—	222	—	222
Warrant canceled	—	—	—	(222)	—	(222)
Dividends	—	—	—	—	(4,116)	(4,116)
Net income	—	—	—	—	16,534	16,534

Balance December 31, 2011, (Successor)	10,171,550	$11	$—	$83,615	$9,954	$93,580

*	Less than $500
(1)	Shares vested January 28, 2010 for which compensation was recognized in prior years (see Note 10).
(2)	Shares purchased from employees of CIT Healthcare LLC and its affiliates pursuant to the tax withholding “net settlement” feature of Company equity incentive awards (see Note 10).
(3)	Amounts accrued based on performance share award targets (see Note 10).
(4)	Reflects adjustments related to recapitalization of the Company from series of transactions for cash tender of shares and simultaneous sale of shares to Tiptree Financial Partners L.P. (see Note 2).

See Notes to Consolidated Financial Statements

Care Investment Trust Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in thousands)

	For the Year Ended December 31, 2011	For the Period from August 13, 2010 to December 31, 2010	For the Period from January 1, 2010 to August 12, 2010
	(Successor)	(Successor)	(Predecessor)
Cash Flow From Operating Activities
Net income (loss)	$16,534	$(2,464)	$(16,941)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Increase in deferred rent receivable	(1,919)	(991)	(1,375)
Realized gain on sale and repayment of loans	—	—	(4)
(Income) or loss from investments in partially-owned entities	(3,088)	1,540	1,941
Impairment of investments	77	524	—
Distribution of income from partially-owned entities	6,279	2,753	3,608
Gain on sale of partially-owned entities	(15,327)	—	—
Gain on derivative instruments	(1,079)	—	—
Amortization of above-market leases	207	—	—
Amortization and write off of deferred financing cost	75	—	80
Amortization of deferred loan fees	—	—	(15)
Stock-based compensation	56	374	163
Non-cash incentive fee	143	—	—
Depreciation and amortization on real estate and fixed assets, including intangible assets	3,611	1,509	2,072
Unrealized (gain) or loss on derivative instruments	255	(836)	41
Adjustment to valuation allowance on investments in loans held at LOCOM	—	—	(858)
Changes in operating assets and liabilities:
Other assets	(361)	(343)	693
Accounts payable and accrued expenses	600	(5,943)	5,268
Other liabilities including payable to related party	1,767	(3,147)	2,080

Net cash provided by (used in) operating activities	7,830	(7,024)	(3,247)

Cash Flow From Investing Activities
Proceeds from sale of loans to third parties	—	—	5,880
Fixed asset purchases	(260)	(162)	—
Loan repayments	2,786	531	10,806
Return of investment in partially owned entities	46,897	—	—
Investments in real estate	(20,800)	—	—
Acquisition of derivative	(617)	—	—
Proceeds from sale of derivatives	1,273	—	—
Investments in partially-owned entities	—	(224)	(706)

Net cash provided by investing activities	29,279	145	15,980

Cash Flow From Financing Activities
Sale of shares to Tiptree Financial Partners L.P.	—	—	55,665
Share tender offer	—	—	(177,660)
Principal payments under mortgage notes payable	(953)	(328)	(518)
Borrowings under mortgage notes payable	15,498	—	—
Financing costs	(264)	—	—
Treasury stock purchases	—	—	(490)
Dividends paid	(4,116)	—	(3)

Net cash provided by (used in) financing activities	10,165	(328)	(123,006)

Net increase (decrease) in cash and cash equivalents	47,274	(7,207)	(110,273)
Cash and cash equivalents, beginning of period	5,032	12,239	122,512

Cash and cash equivalents, end of period	$52,306	$5,032	$12,239

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$5,275	$1,893	$3,787
Non-cash financing and investing activities:
Modification and cancellation of Operating Partnership Units	$(2,293)	$—	$—
Warrant issued	$222	$—	$—
Warrant canceled	$(222)	$—	$—

See Notes to Consolidated Financial Statements

Care Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

Note 1 — Organization

Care Investment Trust Inc. (together with its subsidiaries, the “Company” or “Care” unless otherwise indicated or except where the context otherwise requires, “we”, “us” or “our”) is a healthcare equity real estate investment trust (“REIT”) with a geographically diverse portfolio of senior housing and healthcare-related real estate assets in the United States of America (the “U.S.”). From inception through November 16, 2010, Care was externally-managed and advised by CIT Healthcare LLC (“CIT Healthcare”). Upon termination of CIT Healthcare as our external manager, Care moved to a hybrid management structure whereby it internalized its senior management and entered into a services agreement (the “Services Agreement”) with TREIT Management, LLC (“TREIT”), which is an affiliate of Tiptree Capital Management, LLC (“Tiptree Capital”), by which Tiptree Financial Partners, L.P. (“Tiptree”) is externally managed. Tiptree acquired control of Care on August 13, 2010, as discussed further in Note 2. As of December 31, 2011 and 2010, Care’s portfolio of assets consisted of owned real estate of senior housing facilities as well as a mortgage loan on senior housing facilities and healthcare related assets. Our owned senior housing facilities are leased, under “triple-net” leases, which require the tenants to pay all property-related expenses.

We elected to be taxed as a REIT under the Internal Revenue Code commencing with our taxable year ended December 31, 2007. To maintain our tax status as a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders. At present, we do not have any taxable REIT subsidiaries (“TRS”), but in the normal course of business we may form such subsidiaries as necessary.

Note 2 — Basis of Presentation and Significant Accounting Policies

Basis of Presentation

On August 13, 2010, Care completed the sale of control of the Company to Tiptree through a combination of an approximately $55.7 million equity investment by Tiptree in newly issued common stock of the Company at $9.00 per share (prior to the Company’s three-for-two stock split in September 2010) and a cash tender (the “Tender Offer”) by the Company for all of the Company’s previously issued and outstanding shares of common stock (the “Tiptree Transaction”). Approximately 97.4% of previously existing stockholders tendered their shares in connection with the Tiptree Transaction, and the Company simultaneously issued to Tiptree approximately 6.19 million newly issued shares of the Company’s common stock, representing ownership of approximately 92.2% of the outstanding common stock of the Company. Pursuant to the Tiptree Transaction, CIT Healthcare ceased management of the Company as of November 16, 2010. Since such time, Care has been managed through a combination of internal management and a services agreement with TREIT. All share and per share amounts presented for the periods August 13, 2010 to December 31, 2010 and January 1, 2011 to December 31, 2011 reflect the Company’s three-for-two stock split in September 2010.

The Tiptree Transaction was accounted for as a purchase in accordance with Accounting Standards Codification (“ASC”) 805 Business Combinations (“ASC 805”), and the purchase price was pushed-down to the Company’s consolidated financial statements in accordance with SEC Staff Accounting Bulletin Topic 5J (“New Basis of Accounting Required in Certain Circumstances”). When using the push-down basis of accounting, the acquired company’s separate financial statements reflect the new accounting basis recorded by the acquiring company. Accordingly, Tiptree’s purchase accounting adjustments have been reflected in the Company’s financial statements for the period commencing on August 13, 2010. The new basis of accounting reflects the estimated fair value of the Company’s assets and liabilities as of the date of the Tiptree Transaction.

As a result of the Tiptree Transaction, the period from January 1, 2010 to August 12, 2010, for which the Company’s results of operations and cash flows are presented, is reported as the “predecessor” period. The period from August 13, 2010 through December 31, 2010 and January 1, 2011 through December 31, 2011, for which the Company’s results of operations and cash flows are presented, are reported as the “successor” period as well as the Company’s financial position as of December 31, 2011 and 2010.

The following table shows fair value of assets and liabilities on the date of the Tiptree Transaction resulting in an adjustment to additional paid-in capital of approximately $22.7 million:

(Dollars in thousands) Item	Fair Value as of August 13, 2010

Assets:
Real estate	$107,022
Cash	12,239
Investments in loans	9,553
Investments in partially-owned entities	43,350
Accrued interest receivable	127
Identified intangible assets — leases in place and above market leases	6,693
Other assets	294

Total assets	$179,278

Liabilities:
Mortgage notes payable	$82,074
Accounts payable and accrued expenses	7,512
Accrued expenses payable to related party	3,186
Obligation to issue operating partnership units	2,932
Other liabilities	525

Total liabilities	$96,229

Fair value of net assets acquired	$83,049

Cash paid by Tiptree for 6,185,050 shares at $9.00 per share	$55,665
Shares not tendered 523,874 shares at $9.00 per share	4,715
Adjustment to additional paid-in capital to reflect fair value	22,669

Total equity	$83,049

For purposes of determining estimated fair value of the assets and liabilities of the Company as of August 13, 2010, historical values were used for cash and cash equivalents as well as short term receivables and payables, which approximated fair value. For real estate, investments in loans, investments in partially-owned entities, leases in-place and mortgage notes payable, the value for each such item was determined using internal models, based on historical operating performance, in order to determine projections for future performance and applying available current market data, including, but not limited to, published industry discount and capitalization rates for similar or comparable items, historical appraisals and applicable interest rates on newly originated mortgage financing as adjusted to take into consideration other relevant variables. For obligations to issue partnership units the fair value was based on internally developed valuation models based on the same criteria used by the Company in prior reporting periods.

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

The Company announced a three-for-two stock split affected in the form of a common stock dividend in September 2010. All share and per share amounts for all periods August 13, 2010 to December 31, 2010 and January 1, 2011 to December 31, 2011 presented have been adjusted to reflect such event.

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

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. Included in cash and cash equivalents at December 31, 2011 is approximately $52.3 million deposited with one major financial institution.

Real Estate and Identified Intangible Assets

Real estate and identified intangible assets are carried at cost, net of accumulated depreciation and amortization. Betterments, major renewals and certain costs directly related to the improvement and leasing of real estate are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is provided on a straight-line basis over the assets’ estimated useful lives, which range from 9 to 40 years. Amortization is provided on a straight-line basis over the life of the in-place leases.

Upon the acquisition of real estate, we assess the fair value of acquired assets (including land, buildings and improvements, and identified intangible assets such as above and below market leases, acquired in-place leases and customer relationships) and acquired liabilities in accordance with ASC 805 Business Combinations (“ASC 805”), and ASC 350 Intangibles — Goodwill and other (“ASC 350”), and we allocate purchase price based on these assessments. We assess fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, leases in place, known trends, and market/economic conditions that may affect the property. Other intangible assets acquired include amounts for in-place lease values that are based on the Company’s evaluation of the specific characteristics of each property and the respective tenant’s lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods and market conditions. In estimating carrying costs, the Company includes estimates of lost rents at estimated market rates during the hypothetical expected lease-up periods, which are dependent on local market conditions and expected trends.

We review the carrying value of our real estate assets and intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset many not be recoverable in accordance with ASC 360, Impairment or Disposal of Long-Lived Assets, (“ASC 360”) . If such reviews indicate that the asset is impaired, the asset’s carrying amount is written down to its fair value. An impairment loss is measured based on the excess of the carrying amount over the fair value. We determine fair value by using a discounted cash flow model and appropriate discount and capitalization rates. Estimates of future cash flows are based on a number of factors including the historical operating results, leases in place, known trends, and market/economic conditions that may affect the property. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. If our anticipated holding periods change or estimated cash flows decline based on market conditions or otherwise, an impairment loss may be recognized. Long-lived assets to be disposed of are recorded at the lower of carrying value or fair value less estimated costs to sell. There were no impairments of our wholly-owned real estate investments and intangibles for the years ended December 31, 2011 and 2010.

Investments in Loans

We account for our investment in loan(s) in accordance with ASC Topic 948 Financial Services — Mortgage Banking (“ASC 948”). Under ASC 948, loans expected to be held for the foreseeable future or to maturity should be held at amortized cost, and all other loans should be held at lower of cost or market (“LOCOM”), measured on an individual basis. In accordance with ASC 820 Fair Value Measurements and Disclosures (“ASC 820”), the Company includes nonperformance risk in calculating fair value adjustments. As specified in ASC 820, the framework for measuring fair value is based on observable inputs of market data.

At December 31, 2008, in connection with our decision to reposition ourselves from a mortgage REIT to a traditional direct property ownership REIT (referred to as an equity REIT) and as a result of existing market conditions, we transferred our portfolio of mortgage loans to LOCOM because we were no longer certain that we would hold our portfolio of loans either until maturity or for the foreseeable future. If the fair value of a loan held at LOCOM during the predecessor period was lower than its amortized cost, changes in fair value (gains and losses) were reported as changes in the valuation allowance on the consolidated statement of operations. The valuation allowance is based on management’s estimate of probable losses considering delinquencies, loss experience and collateral quality. Loans previously written down may be written up based upon subsequent recoveries in value, but not above their cost basis.

Interim assessments were made of the carrying values of the loans during 2009 through August 12, 2010. We recognized a favorable adjustment to our valuation allowance of approximately $0.9 million during the period January 1, 2010 and August 12, 2010. In conjunction with the change of control associated with the Tiptree Transaction and our election to utilize push-down accounting, we valued our remaining investment at approximately $9.5 million as of August 13, 2010.

Beginning August 13, 2010, our intent is to hold the remaining loan to maturity and as such it is carried on the December 31, 2011 and 2010 balance sheets at its cost basis, net of principal payments received and an impairment recorded in the fourth quarter of 2010 for unrealized losses of approximately $0.4 million.

We periodically review our loans held for investment. Impairment losses are taken for impaired loans based on the fair value of collateral on an individual loan basis. The fair value of the collateral may be determined by an evaluation of operating cash flow from the property during the projected holding period, and/or estimated sales value computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less selling costs. Whichever method is used, other factors considered relate to geographic trends and project diversification, the size of the portfolio and current economic conditions. When it is probable that we will be unable to collect all amounts contractually due, the loan would be considered impaired.

Interest income is generally recognized using the effective interest method or on a basis approximating a level rate of return over the term of the loan. Nonaccrual loans are those on which the accrual of interest has been suspended. Loans are placed on nonaccrual status and considered nonperforming when full payment of principal and interest is in doubt, or when principal or interest is 90 days or more past due and collateral, if any, is insufficient to cover principal and interest. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed against interest income. In addition, the amortization of net deferred loan fees is suspended. Interest income on nonaccrual loans may be recognized only to the extent it is received in cash. However, where there is doubt regarding the ultimate collectability of loan principal, cash receipts on such nonaccrual loans are applied to reduce the carrying value of such loans. Nonaccrual loans may be returned to accrual status when repayment is reasonably assured and there has been demonstrated performance under the terms of the loan or, if applicable, the restructured terms of such loan. The Company did not have any loans on non-accrual status as of December 31, 2011 or 2010.

Investment in Partially-Owned Entities

We invest in common equity and preferred equity interests that allow us to participate in a percentage of the underlying property’s cash flows from operations and proceeds from a sale or refinancing. At the inception of the investment, we must determine whether such investment should be accounted for as a loan, joint venture or as real estate. Investments in partially-owned entities where we exercise significant influence over operating and financial policies of the subsidiary, but do not control the subsidiary, are reported under the equity method of accounting. Under the equity method of accounting, the Company’s share of the investee’s earnings or loss is included in the Company’s operating results. As of December 31, 2011 and 2010, we held one (1) and two (2) such equity investments, respectively, and account for such investments under the equity method.

We assess whether there are indicators that the value of our partially owned entities may be impaired. An investment’s value is impaired if we determine that a decline in the value of the investment below its carrying value is other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the estimated value of the investment. We recognized an impairment of investment in partially-owned entities of approximately $0.1 million for the year ended December 31, 2011 related to the Company’s investment in an independent and assisted living facility located in Utah and operated by Senior Management Concepts, LLC (“SMC”), a privately held owner-operator of senior housing facilities, due to lower occupancy in the property. For the year ended December 31, 2010, we recognized an impairment of investment in partially owned entities of approximately $0.1 million on one (1) of our partially-owned entities.

ASC Topic 810 Consolidation (“ASC 810”), requires a company to identify investments in other entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and to determine which business enterprise is the primary beneficiary of the VIE. A variable interest entity is broadly defined as an entity where either the equity investors as a group, if any, do not have a controlling financial interest or the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. The Company consolidates investments in VIEs when it is determined that the Company is the primary beneficiary of the VIE at either the date the Company became involved with the variable interest entity or upon the occurrence of a reconsideration event. The Company has concluded that neither of its partially-owned entities are a VIE.

Investments in partially-owned entities where the Company exercises significant influence over operating and financial policies of the subsidiary, but does not control the subsidiary, are reported under the equity method of accounting. Generally under the equity method of accounting, the Company’s share of the investee’s earnings or loss is included in the Company’s operating results.

Comprehensive Income

We have no items of other comprehensive income, and accordingly net income (loss) is equal to comprehensive income (loss) for all periods presented.

Rental Revenue

We recognize rental revenue in accordance with ASC 840 Leases (“ASC 840”). ASC 840 requires that revenue be recognized on a straight-line basis over the non-cancelable term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. Renewal options in leases with rental terms that are higher than those in the primary term are excluded from the calculation of straight line rent if the renewals are not reasonably assured. We commence rental revenue recognition when the tenant takes control of the leased space. The Company recognizes lease termination payments as a component of rental revenue in the period received, provided that there are no further obligations under the lease. Amortization expense of above-market leases reduces rental income on a straight-line basis over the non-cancelable term of the lease. Escrows for taxes, insurance and reserves collected from tenants are included in rental income and corresponding payments are included in marketing, general and administrative expense. As part of our election to utilize push-down accounting in conjunction with our change of control in August of last year, we revalued our rental property based on its fair market value as of August 13, 2010 and recalculated our rental revenue based on the remaining term of the leases in place.

Deferred Financing Costs

Deferred financing costs represent commitment fees, legal and other third party costs associated with obtaining such financing. These costs are amortized over the terms of the respective financing agreements and the amortization of such costs is reflected in interest expense. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined that the financing will not close.

Stock-based Compensation Plans

We have two stock-based compensation plans. We recognize compensation cost for stock-based compensation ratably over the service period of the award for employees, board members and non-employees. Compensation cost recorded for employees (including awards to non-employee directors) is measured based on the estimated fair value of the award on the grant date, and such amount is charged to compensation expense on a straight-line basis over the vesting period. Compensation cost recorded for our non-employees are adjusted in each subsequent reporting period based on the fair value of the award at the end of the reporting period until such time as the award has vested and the service being provided, if required, is substantially completed or, under certain circumstances, likely to be completed, whichever occurs first.

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

To determine the fair value of derivative instruments, we may use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date including standard market conventions and techniques such as discounted cash flow analysis, option-pricing models, replacement cost, and termination cost are likely to be used to determine fair value. All methods of assessing fair value result in a general approximation of fair value, and such value may never actually be realized.

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

Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code (the “Code”) of 1986, as amended. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our REIT taxable income to stockholders. As a REIT, we generally will not be subject to Federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to Federal income tax on our taxable income at regular corporate rates and we will not be permitted to qualify for treatment as a REIT for Federal income tax purposes for four (4) years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distributions to stockholders. However, we believe that we will continue to operate in such a manner as to qualify for treatment as a REIT for Federal income tax purposes. We may, however, be subject to certain state and local taxes.

We account for uncertain tax positions in accordance with FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes — An Interpretation (“ASC 740”) of FASB Statement No. 109 (“FIN 48”). ASC 740 prescribes a recognition threshold and measurement attribute for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. ASC 740 requires that the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. We evaluate uncertainties of tax positions taken or expected to be taken in our tax returns based on the probability of whether it is more likely than not those positions would be sustained upon audit by applicable tax authorities, based on technical merit for open tax years. We assessed the Company’s tax positions for open federal, state and local tax years for 2008 through 2011. The Company does not have any uncertain tax positions as of December 31, 2011. We file U.S. Federal income tax returns, as well as filing tax returns in various state and local tax jurisdictions. Tax filings, which are within the statute of limitations, can be chosen for examination by tax authorities. Our policy is, if necessary, to account for interest and penalties related to uncertain tax positions as a component of our income tax provision.

Deferred tax assets and liabilities, if any, are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. As a REIT, we generally will not be subject to Federal income tax on taxable income that we distribute to our stockholders and, therefore, the inclusion of deferred tax assets and liabilities in our financial statements may not be applicable. Notwithstanding the foregoing, subject to certain limitations, net operating losses (“NOLs”) incurred by the Company can be carryforward for up to 20 years and utilized to reduced our taxable income in future years, thereby reducing the amount of taxable income which we are required to distribute to our shareholders in order to maintain our REIT status or, to the extent that we elect to distribute less than 100% of our taxable income to our shareholders, reducing our Federal tax liability on that portion of our taxable income which we elect not to distribute.

In assessing the realizability of deferred tax assets, if any, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences reverse and NOL carryforwards are available. Management considers the scheduled reversal of deferred tax assets and liabilities, projected future taxable income, and tax planning strategies in making this assessment. Due to our history of operating losses, management does not believe that it is more likely than not that the Company will realize the benefits of these temporary differences and NOL carryforwards and has therefore established a full valuation allowance at December 31, 2011 and 2010.

For 2011, our taxable income exceeded our cumulative dividend distributions. Section 382 of the Code imposes an annual limitation on the amount of a corporation’s NOLs attributable to the period prior to an ownership change which can be utilized to offset our taxable income. The Tiptree Transaction constituted a change of ownership for purposes of Section 382. Accordingly, those NOLs incurred prior to the change of control resulting from the Tiptree Transaction are subject to the limitations of Section 382 and are considered “restricted” NOLs. In general, Section 382 limits the amount of restricted NOLs which can be utilized in any given year. We intend to utilize the portion of our restricted NOLs and a portion of our unrestricted NOLs to offset our 2011 undistributed taxable income. For Federal income tax purposes, the corporate alternative minimum tax provides that 10% of the amount of NOLs used to offset federal taxable income is subject to the alternative minimum tax at rate of 20%. In addition, Utah and New York City income tax provisions impose certain limitations on Federal NOLs. Accordingly, we accrued approximately $0.2 million for Federal, state and local taxes to be paid in 2012 with respect to our 2011 operating results. Cash paid for taxes in 2011 and 2010 was not material.

Earnings per Share

We present basic and diluted earnings per share or EPS in accordance with ASC 260, Earnings per Share (“ASC 260”). Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur, if securities or other contracts to issue common stock were exercised or converted into common stock where such exercise or conversion would result in a lower EPS amount.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses in the consolidated financial statements and the accompanying notes. Significant estimates are made for the valuation of real estate and related intangibles, allowance on investment in loans, valuation of financial instruments, fair value assessments with respect to the Company’s decision to implement push-down accounting as part of its change of control and impairment assessments and fair value assessments with respect to purchase price allocations. Actual results could differ from those estimates.

Concentrations of Credit Risk

Real estate and financial instruments, primarily consisting of cash, mortgage loan investments and interest receivable, potentially subject us to concentrations of credit risk. We may place our cash investments in excess of insured amounts with high quality financial institutions. We perform ongoing analysis of credit risk concentrations in our real estate and loan investment portfolios by evaluating exposure to various markets, underlying property types, investment structure, term, sponsors, tenant mix and other credit metrics. The collateral securing our investment in our remaining loan is real estate properties located in the United States of America.

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

Recent Accounting Pronouncements

On January 1, 2011, we adopted ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”), affecting public entities that enter into business combinations that are material on an individual or aggregate basis. ASU 210-29 specifies that if a public entity presents comparative financial statements, it should disclose revenues and earnings of the combined entity as though the business combination(s) that occurred during the year had occurred at the beginning of the prior annual reporting period when preparing the pro forma financial information for both the current and prior reporting periods. The guidance, which is effective for business combinations consummated in reporting periods beginning after December 15, 2010, also requires that pro forma disclosures be accompanied by a narrative description regarding the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination(s) included in the reported pro forma revenues and earnings. We have presented supplementary pro forma information related to our Greenfield acquisition in September 2011 and the Tiptree Transaction in August 2010 in “Note 3-Investment in Real Estate.”

In April 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“ASU 2011-02”). ASU 2011-02 provides amendments to Topic 310 to clarify which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. The adoption of this standard in 2011 did not have a material effect on our consolidated financial statements.

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

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. This ASU does not change the items that must be reported in other comprehensive income. In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income — Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, ” to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update, which are to be applied retrospectively, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect the adoption of this standard to have a material effect on its consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet — Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). ASU 2011-11 requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments and will be applied retrospectively for all comparative periods presented. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company does not expect the adoption of this standard to have a material effect on its consolidated financial statements.

Note 3 — Investment in Real Estate

As of December 31, 2011 and 2010, we owned 17 and 14 senior living properties, respectively. In 2008, we acquired 14 senior living properties located in four (4) states, of which six (6) are in Iowa, five (5) in Illinois, two (2) in Nebraska and one (1) in Indiana. These 14 properties were acquired in two separate transactions from Bickford Senior Living Group, L.L.C., an unaffiliated party. We lease those properties to Bickford Master I, LLC (the “Bickford Master Lessee”), for an initial annual base rent of approximately $9.1 million and additional base rent of approximately $0.3 million, with fixed escalations of 3.0% per annum through June 2023. The leases provide for four (4) renewal options of ten (10) years each. The additional base rent was deferred and accrued until July 2011 and is being paid over a 24 month period commencing at that time. We funded this acquisition using cash on hand and mortgage financing of approximately $82.2 million (see Note 7).

As an enticement for the Company to enter into the leasing arrangement for the properties, we received additional collateral and guarantees of the lease obligation from parties affiliated with Bickford. The additional collateral pledged in support of Bickford’s obligation to the lease commitment included ownership interests in Bickford affiliated companies. In June 2011, we released our 49% equity pledge on one (1) of these properties in exchange for: (i) a 49% equity pledge on a different Bickford property located in Iowa and (ii) purchase options on three (3) additional Bickford properties located in Iowa and a fourth Bickford property located in Indiana.

In connection with the Tiptree Transaction discussed in Note 2, the Company completed an assessment of the allocation of the fair value of the acquired assets (including land, buildings, equipment and in-place leases) in accordance with ASC 805 and ASC 350. Based upon that assessment, the allocation of the fair value on August 13, 2010 of the Bickford assets acquired was as follows (in millions):

Buildings and improvements	$95.6
Furniture, fixtures and equipment	6.4
Land	5.0
Identifiable intangibles — leases in-place including above market leases	6.7

Total	$113.7

The Bickford real estate assets consist of the following at December 31 (in millions):

	2011	2010
Land	$5.0	$5.0
Buildings and improvements	102.0	102.0
Less: accumulated depreciation and amortization	(4.4)	(1.3)

Real estate, net	$102.6	$105.7

In September, 2011, the Company acquired three (3) assisted living and memory care facilities located in Virginia from affiliates of Greenfield Senior Living, Inc. (“Greenfield”). The aggregate purchase price for the three (3) properties was $20.8 million, of which approximately $15.5 million was funded with the proceeds of a first mortgage bridge loan (see Note 7), and the balance with cash on hand. Concurrent with the acquisition, the properties were leased to three (3) wholly-owned affiliates of Greenfield, which are responsible for operating each of the properties pursuant to a triple net master lease (the “Greenfield Master Lease”). The initial term of the Greenfield Master Lease is 12 years with two (2) renewal options of ten (10) years each. Rent payments during the first year are approximately $1.7 million, with annual rental increases of 2.75% during the initial term of the lease. At the end of the initial term, Greenfield, subject to certain conditions, holds a one-time purchase option that provides the right to acquire all three (3) of the properties at the then fair market value. Greenfield has guaranteed the obligations of the tenants under the Greenfield Master Lease. For the year ended December 31, 2011, revenue and net income earned from this acquisition were approximately $0.5 million and approximately $0.1 million, respectively.

We allocated the fair value of the acquired assets from Greenfield (including land, buildings and improvements, equipment and in-place leases) in accordance with ASC 805 and ASC 350 as follows (in millions):

Buildings and improvements	$13.7
Furniture, fixtures and equipment	0.5
Land	5.6
Identifiable intangibles — leases in-place	1.0

$20.8

The allocation of fair values of the assets acquired has changed from the initial allocation reported in “Note 3-Investments in Real Estate” of the Notes to the Condensed Consolidated Financial Statements included in Part I of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the SEC on November 9, 2011, due primarily to reclassification of fair value among land, building and improvements and adjustments for in-place leases. The changes to our valuation assumptions were based on more accurate information concerning the subject assets. None of these changes had a material impact on our consolidated financial statements. The Greenfield real estate assets consist of the following at December 31 (in millions):

2011
Land	$5.6
Buildings and improvements	14.2
Less: accumulated depreciation and amortization	(0.1)

Real estate, net	$19.7

Greenfield is the lessee of approximately 11% of the Company’s total assets at December 31, 2011. Because Greenfield leases our properties under a triple-net lease we are exposed to their credit risk. The information related to the lessee of the Greenfield properties contained herein is derived from information that has been provided to us by Greenfield. We have not verified this information through an independent investigation. We have no reason to believe that this information is inaccurate in any material respect, but we cannot provide any assurance that all of this information is accurate. Summarized unaudited financial information as of and for the year ended December 31, 2011 of the properties leased to Greenfield is as follows (amounts in millions):

2011
Assets	$10.0
Liabilities	0.4

Equity	$9.6

Revenue	$6.7
Expenses	4.5
Net other income	11.8

Net income	$13.9

Future minimum annual rents under the non-cancelable terms of the Company’s operating leases at December 31, 2011 are as follows (in millions):

2012	$12.5
2013	12.7
2014	12.8
2015	13.2
2016	13.6
Thereafter	99.3

$164.1

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations of the Company, Greenfield and the Tiptree Transaction (see Note 2). The pro forma financial information is presented for informational purposes only and is neither indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of the comparable prior annual reporting period as presented, nor is it necessarily indicative of the Company’s future consolidated operating results (in millions except share and per share data):

	January 1, 2011 to December 31, 2011	January 1, 2010 to December 31, 2010
Revenues	$15.9	$16.8
Net income (loss)	$18.2	$(18.6)
Net income (loss) per share of common stock
Net income (loss), basic	$1.79	$(1.84)
Net income (loss), diluted	$1.76	$(1.84)
Weighted average common shares outstanding, basic(1)	10,154,372	10,063,710
Weighted average common shares, diluted(1)	10,309,765	10,063,710

(1)	Historical weighted average number of shares of common stock outstanding for 2010 has been adjusted to reflect the Tiptree Transaction and Tender Offer as if they occurred January 1, 2010 (See Note 2).

Note 4 — Investments in Loans

As of December 31, 2011 and December 31, 2010, our net investments in loan(s) amounted to approximately $5.8 million and $8.6 million, respectively. For the year ended December 31, 2011 (successor) and for the period from August 13, 2010 to December 31, 2010 (successor) and the period from January 1, 2010 to August 12, 2010 (predecessor) we received approximately $2.8 million, $0.5 million, $16.7 million, respectively, in principal repayments and proceeds from loan sales.

As of December 31, 2011 and 2010, our remaining loan investment is part of a larger credit facility, in which we have an approximately one-third interest, and is secured by a total of ten (10) skilled nursing facilities, assisted living facilities and a multifamily property located in Louisiana. The loan had an original maturity date of February 1, 2011. During 2011, the maturity date was extended several times. In November of 2011, the loan was restructured into a five (5) year term loan with a maturity date of November 1, 2016 and a 25 year amortization schedule and a limited cash sweep. Subsequent to the restructuring, the interest rate on the loan was increased from London Interbank Offered Rate (“Libor”) plus 4.00% to Libor plus 6.00% in year one through year three, Libor plus 8.00% in year four and Libor plus 10.00% in year five. At the time of the restructuring, our portion of the loan had a notional balance of approximately $10.1 million. In conjunction with the restructuring, we received a revised note with a face amount of approximately $10.5 million. As part of the analysis at the time of the restructuring of the loan, we determined that expected future gross receipts, exclusive of interest payments, from this investment were approximately equal to our carrying value of approximately $5.8 million. Accordingly, all principal amortization payments, including prepayments, if any, received are applied to the carrying value of our asset. No gain or loss was recognized as a result of the restructuring. One month Libor was 0.30% and 0.26% at December 31, 2011 and 2010, respectively. Pursuant to Accounting Standards Codification Topic 310 Receivables (“ASC 310”), we recognize interest income at the effective interest rate based on Libor in effect at the inception of the restructured loan and using a weighted average spread of 7.20%. Cash interest will be less than effective interest during the first three years of the loan and cash interest will be greater than effective interest during the last two years of the loan.

As part of the restructuring, a new independent operator was brought in to manage the properties and all outstanding litigation between the previous operator and the direct lenders (which did not include the Company) prior to the restructuring of the loan was resolved in November 2011.

			Cost
	Location		Basis	Interest	Maturity
Collateral Type	City	State	(millions)	Rate(1)	Date(2)
December 31, 2011

Senior Nursing Facilities/Assisted Living Facilities/Multifamily Property	Various	Louisiana	$5.8	Libor plus 6.00%	11/1/16

Investments in Loans			$5.8

December 31, 2010

Senior Nursing Facilities/Assisted Living Facilities/Multifamily Property	Various	Texas/Louisiana	$9.0	Libor plus 4.30%	2/21/11
Impairment on Investments			(0.4)

Investments in Loans			$8.6

(1)	Interest rate in effect as of December 31, 2011: Years one through three: Libor plus 6.00%; Year four: Libor plus 8.00%; Year five: Libor plus 10.00%.
(2)	The original maturity date was February 1, 2011, which was initially extended to February 21, 2011 and subsequently extended to November 1, 2016 as part of the restructuring.

On February 19, 2010, one borrower repaid one of the Company’s mortgage loans with a net carrying value of approximately $10.0 million on the repayment date. No gain or loss was recorded on the repayment.

On March 2, 2010, we sold one mortgage loan to a third party with a net carrying value of approximately $5.9 million. After deducting selling costs, no gain or loss was recorded on the sale.

Note 5 — Investment in Partially-Owned Entities

The following table summarizes the Company’s investments in partially owned entities at December 31 (in millions):

Investment	2011	2010
Cambridge Medical Office Building Portfolio	$–	$30.6
Senior Management Concepts Senior Living Portfolio	2.5	8.6

Total	$2.5	$39.2

Cambridge Medical Office Building Portfolio

On November 30, 2011, we sold our entire preferred interest in the Cambridge Medical Office Portfolio (the “Cambridge Portfolio) and subsequently dissolved our related partnership entities, ERC Sub, L.P. and ERC Sub, LLC. We originally acquired our interest in this portfolio in December of 2007. At such time, we acquired an 85% equity interest in eight (8) limited partnerships that own nine (9) Class A medical office buildings developed and managed by Cambridge Holdings, Inc. (“Cambridge”) in exchange for a total investment of approximately $72.4 million consisting of approximately $61.9 million of cash, of which approximately $2.8 million was held back to perform tenant improvements, and the commitment to issue to Cambridge 700,000 operating partnership units (the “OP Units”) in ERC Sub, L.P. (the limited partnership through which we held our investment in the Cambridge Portfolio) with a stated value of $10.5 million, subject to the properties achieving certain performance hurdles. Total rentable area of the Cambridge Portfolio is approximately 767,000 square feet. Eight (8) of the properties are located in Texas and one (1) property is located in Louisiana. The properties are situated on medical center campuses or adjacent to acute care hospitals or ambulatory surgery centers, and are affiliated with and/or occupied by hospital systems and doctor groups. As originally structured, Cambridge retained ownership of the remaining 15% interest in each of the limited partnerships and continued to operate the underlying properties pursuant to long-term management contracts. In accordance with the terms of our management agreements, Cambridge acted as the manager and leasing agent of each medical office building.

On April 14, 2011 (effective as of April 15, 2011) we entered into an Omnibus Agreement (the “Omnibus Agreement”) with Cambridge and certain of its affiliates (the “Cambridge Parties”) regarding our investment in the Cambridge Portfolio. Pursuant to the Omnibus Agreement, we simultaneously entered into a settlement agreement with Cambridge in regard to the ongoing litigation between ourselves and Cambridge. The economic terms of our investment in the Cambridge Portfolio were amended by the Omnibus Agreement as follows:

•

The number and terms of the OP Units were revised such that Cambridge retained rights to 200,000 OP Units. These OP Units were entitled to dividend equivalent payments equal to any ordinary dividend declared and paid by Care to its stockholders, but were no longer convertible into or redeemable for shares of common stock of Care and had limited voting rights in ERC Sub, L.P.;

•	We issued a warrant (the “ Cambridge Warrant”) to Cambridge to purchase 300,000 shares of our common stock at $6.00 per share;

•	Our obligation to fund up to approximately $0.9 million in additional tenant improvements in the Cambridge Portfolio was eliminated;

•	Our aggregate interest in the Cambridge Portfolio was converted from a stated percentage interest of 85% to a fixed dollar investment of $40 million with a preferred return of 14%;

•

Retroactive to January 1, 2011, we were to receive a preferential distribution of cash flow from operations with a target distribution rate of 12% on our $40 million fixed dollar investment with any cash flow from operations in excess of the target distribution rate being retained by Cambridge;

•

We had a preference with regard to any distributions from special events, such as property sales, refinancings and capital contributions, equal to the sum of our outstanding fixed dollar investment plus our accrued but unpaid preferred return; and

•

Cambridge received the right to purchase our interest in the Cambridge Portfolio at any time during the term of the Omnibus Agreement for an amount equal to the sum of our outstanding fixed dollar investment plus our accrued but unpaid preferred return plus a cash premium that increased annually as well as the return to Care of the OP Units, the Cambridge Warrant and any Care stock acquired upon a cashless exercise of the Cambridge Warrant (the “Redemption Price” as defined in the Omnibus Agreement);

Prior to our sale of our interest in the Cambridge Portfolio on November 30, 2011, which also resulted in the termination of the Omnibus Agreement, the effects of the restructuring of our investment were reflected in the carrying value of the investment. Those effects included an increase of approximately $0.2 million for the valuation of the Cambridge Warrant, a decrease of approximately $1.8 million for the change in the value of the remaining restructured OP Units and a reduction of approximately $1.0 million for the cash distribution for the first quarter in 2011. In addition, as stated above, our obligation for tenant improvements related to the Cambridge Portfolio of approximately $0.9 million was released as per the terms of the Omnibus Agreement. Subsequent to entering into the Omnibus Agreement, we were no longer allocated 85% of the operating losses (income) from the Cambridge Portfolio. Instead, we increased our Cambridge Portfolio investment by our share of cash from operations represented by the current pay portion of the preferred return, which is included in income in investments from partially owned entities. Upon receipt of the current pay portion of our preferred return, we reduced our Cambridge Portfolio investment by a like amount.

The Company used the Black-Scholes option pricing model to measure the fair value of the Cambridge Warrant on April 15, 2011, the date of the issuance. The Black-Scholes model valued the Cambridge Warrant using the following assumptions:

Volatility	53.3%
Expected Dividend Yield	10.29%
Risk-free Rate of Return	1.87%
Market Price (Date of Issuance)	$ 5.25
Strike Price	$ 6.00
Term of warrant	6.0 yea	rs

Prior to April 15, 2011, we included 85% of the operating losses from the Cambridge Portfolio in our statements of operations and reduced the value of our investment in the Cambridge Portfolio based on such losses and the receipt of cash distributions. Also, the OP

Units had been accounted for as a derivative obligation on our balance sheet (See Note 2). Their value was derived from our stock price (as each OP Unit was redeemable for one share of our common stock, or at the cash equivalent thereof, at our option), and the overall performance of the Cambridge Portfolio (as the number of OP Units eventually payable to Cambridge was subject to reduction to the extent such OP Units were utilized as credit support for our preferred distribution as described above). The modified OP Units were valued based on the expected dividend equivalent payments equal to expected ordinary dividends declared and paid on our common stock to be made during the expected term of the OP Units, discounted by a risk adjusted rate.

On October 19, 2011, we entered into an agreement with Cambridge to amend the Omnibus Agreement (the “First Amendment”). Pursuant to the First Amendment, Cambridge was granted the ability to purchase our interest in the Cambridge Portfolio at any time up to December 9, 2011 for an amount equal to the sum of our $40 million fixed dollar investment plus our accrued but unpaid preferred return (approximately $2.0 million inclusive of our preferred distribution of cash flow from operations). As consideration for the First Amendment, Cambridge agreed to forfeit all of its rights and interests in the Cambridge Warrant and the OP Units upon the earlier of the closing of such purchase or December 9, 2011.

On November 30, 2011, Cambridge completed its acquisition of our preferred interest in the Cambridge Portfolio. In connection therewith, the parties to the Omnibus Agreement terminated the agreement. We received proceeds of approximately $42 million of which, approximately $40.8 million of the proceeds received were treated as proceeds from sale of investments and the balance of approximately $1.2 million as income from investments in partially-owned entities. For the year ended December 31, 2011 (successor), our gain on sale from investments in partially-owned entities of approximately $15.3 million and our income from investments in partially-owned entities of approximately $1.1 million is allocable to our investment in the Cambridge Portfolio. For the period from August 13, 2010 to December 31, 2010 (successor) and for the period from January 1, 2010 to August 12, 2010 (predecessor), our allocable loss from our Cambridge Portfolio investment amounted to approximately $1.9 million, and $2.7 million, respectively, which included approximately $5.7 million and $3.4 million, respectively, attributable to our 85% share of the depreciation and amortization expenses associated with the Cambridge Portfolio. For the year ended December 31, 2011 (successor), for the period from August 13, 2010 to December 31, 2010 (successor) and for the period from January 1, 2010 to August 12, 2010 (predecessor), we received approximately $4.4 million, $2.8 million and $3.6 million in distributions from our investment in Cambridge, exclusive of the approximately $40.8 million in sales proceeds received on November 30, 2011.

Summarized financial information for the nine months ended September 30, 2011 and as of and for the year ended December 31, 2010 of the Cambridge Portfolio is as follows (amounts in millions):

	2011	2010
Assets	$—	$215.3
Liabilities	—	189.8

Equity	$—	$25.5

Revenue	$19.0	$25.3
Expenses	23.8	30.7

Net loss	$(4.8)	$(5.4)

Senior Management Concepts Senior Living Portfolio

Until May 2011, we owned an investment in four (4) independent and assisted living facilities located in Utah and operated by Senior Management Concepts, LLC (“SMC”), a privately held operator of senior housing facilities. The four (4) private pay facilities contain 408 units of which 243 are independent living units and 165 are assisted living units. Four (4) affiliates of SMC each entered into 15-year leases for the respective facilities that expire in 2022. We acquired our preferred and common equity interest in the SMC portfolio in December 2007, paying approximately $6.8 million in exchange for 100% of the preferred equity interests and 10% of the common equity interests in the four (4) properties. At the time of our initial investment, we entered into an agreement with SMC that provides for payments to us of an annual cumulative preferred return of 15.0% on our investment. In addition, we are to receive a common equity return payable for up to ten (10) years equal to 10.0% of budgeted free cash flow after payment of debt service and the preferred return as such amounts were determined prior to closing, as well as, 10% of the net proceeds from a sale of one or more of the properties. Subject to certain conditions being met, our preferred equity interest in the properties is subject to redemption at par beginning on January 1, 2010. If our preferred equity interest is redeemed, we have the right to put our common equity interests to SMC within 30 days after notice at fair market value as determined by a third-party appraiser. In addition, we have an option to put our preferred equity interest to SMC at par any time beginning on January 1, 2016, along with our common equity interests at fair market value as determined by a third-party appraiser.

In May of 2011, with our prior consent, three (3) of the four (4) SMC properties were sold. We received approximately $6.6 million of gross proceeds consisting of approximately $5.2 million representing a return of our preferred equity investment related to the three (3) sold properties, approximately $0.9 million representing our 10% common equity interest in the sold properties and approximately $0.4 million which satisfied all outstanding delinquent preferred return and default interest payments. In conjunction with the sale of the three (3) properties, we returned a security deposit of approximately $0.4 million which was held by us as payment collateral for those facilities. We received approximately $12,000 in excess of the then cost basis of our investment.

As of December 31, 2011 and subsequent to the aforementioned sale, we retain our 100% preferred equity interest and 10% common equity interest in the remaining property in Utah. The remaining facility contains 120 units of which approximately one-half are assisted living and one-half are independent living. The property is subject to a lease which expires in 2022 and its occupancy was 85.8% as of December 31, 2011.

The summarized financial information as of December 31, 2011 and 2010, for the Company’s unconsolidated joint venture in SMC, which for 2010 includes the net results of operations for the three (3) properties sold in May 2011 as discontinued operations, is as follows (amounts in millions):

	2011	2010
Assets	$11.1	$56.8
Liabilities	14.6	53.9

Equity	$(3.5)	$2.9

Revenue	$3.5	$3.9
Expenses	3.7	3.6
Net loss from discontinued operations	(0.0)	(0.5)

Net loss	$(0.2)	$(0.2)

For the year ended December 31, 2011 (successor) and for the period from August 13, 2010 to December 31, 2010 (successor) and the period from January 1, 2010 to August 12, 2010 (predecessor), we recognized approximately $0.8 million, $0.8 million and $0.4 million, respectively, in equity income from our interest in SMC and received equivalent amounts in cash distributions, respectively, exclusive of net proceeds from sale of approximately $6.2 million.

Note 6 — Identified Intangible Assets — leases in-place, net

The following table summarizes the Company’s identified intangible assets at December 31 (in millions):

	2011	2010
Leases in-place — including above market leases of $2.7	$7.7	$6.7
Accumulated amortization	(0.8)	(0.2)

Total	$6.9	$6.5

The Company amortizes these intangible assets over the terms of the underlying leases on a straight-line basis. For the Bickford intangible assets, the monthly amortization is approximately $43,000 (or approximately $0.5 million annually through June 2023). The amortization for above-market leases related to Bickford reduced rental income by approximately $208,000 for the year ended December 31, 2011. For the Greenfield intangible assets, the monthly amount of amortization is approximately $7,000 (or approximately $0.1 million annually through September 2023).

The estimated annual amortization of acquired in-place leases for each of the succeeding years as of December 31, 2011 is as follows (amounts in millions):

2012	$0.6
2013	0.6
2014	0.6
2015	0.6
2016	0.6
Thereafter	3.9

Total	$6.9

Note 7 — Borrowings under Mortgage Notes Payable

The following table summarizes the Company’s outstanding mortgage notes as of December 31, (in millions):

	Interest Rate	Date of Mortgage Note	Maturity Date	2011	2010
Red Mortgage Capital, Inc (12 properties)(1)	6.845%	June 2008	July 2015	$72.8	$73.5
Red Mortgage Capital, Inc (2 properties)(1)	7.17%	September 2008	July 2015	7.5	7.5
Key Bank National Association (3 properties)(2)	Libor +4.00%	September 2011	June 2012	15.3	—

Subtotal				95.6	81.0
Unamortized premium(3)				0.5	0.7

Total				$96.1	$81.7

(1)	The mortgage loan obtained in June 2008 requires a fixed monthly payment of approximately $0.5 million for both principal and interest, until maturity in July 2015, at which time the then outstanding balance of approximately $69.6 million is due and payable. In addition, we are required to make monthly escrow payments for taxes and reserves for which we are reimbursed by the Master Lessee under the Bickford Master Lease. The mortgage loan is collateralized by 12 of the Bickford properties. The mortgage loan obtained in September 2008 provides for a fixed monthly debt service payment of approximately $52,000 for principal and interest until the maturity in July 2015 when the then outstanding balance of approximately $7.1 million is due and payable. In addition, we are required to make monthly escrow payments for taxes and reserves for which we are reimbursed by the Master Lessee under the Bickford Master Lease. The mortgage loan is collateralized by two (2) of the Bickford properties. Both mortgage loans payable to Red Mortgage Capital, Inc. contain prepayment restrictions that impact our ability to refinance either of the mortgage loans prior to 2015. The mortgage loans are cross-collateralized and cross-defaulted across the 14 Bickford properties.
(2)	On September 20, 2011, in connection with our acquisition of the Greenfield properties, the Company entered into a mortgage bridge loan with KeyBank National Association (“KeyBank”) in the principal amount of approximately $15.5 million (the “Bridge Loan”) (see Note 3). The Bridge Loan is secured by separate cross-collateralized, cross-defaulted first priority mortgages on each of the Greenfield properties. Care has guaranteed payment of up to $5.0 million of the obligations under the Bridge Loan. The Bridge Loan bears interest at a floating rate per annum equal to Libor plus 400 basis points, with no Libor floor, and provides for monthly interest and principal payments commencing on October 1, 2011. The Bridge Loan will mature on June 20, 2012 and, subject to certain conditions, may be extended for an additional three (3) months. We anticipate refinancing the Bridge Loan through fixed rate permanent mortgage financing provided by Freddie Mac, with KeyBank acting as the sponsor of such refinancing. On December 31, 2011, the Bridge Loan had an effective yield of 4.31% and the Company was in compliance with respect to the financial covenants related to the Bridge Loan.
(3)	As a result of the utilization of push-down accounting in connection with the Tiptree Transaction, the Red Mortgage Capital mortgage notes payable were recorded at their fair value of approximately $82.1 million, an increase of approximately $0.8 million over the combined amortized loan balances of approximately $81.3 million at August 13, 2010.

As of December 31, 2011, the properties owned by Care and leased to Bickford were all operated by Bickford Senior Living Group, L.L.C. Due to low occupancy at two (2) of the 14 properties, there was a covenant default under the Bickford Master Lease as net operating income (“NOI”) was not sufficient to satisfy the NOI to lease payment coverage ratio covenant. Under the Company’s mortgage documents with its secured lender for these properties, a default under the Bickford Master Lease constitutes a default under both mortgages. The Company and Bickford, with the approval of the mortgage loan servicer, amended the Bickford Master Lease, effective as of October 20, 2011 and the mortgage loan servicer provided a waiver of default under the mortgage documents. As of December 31, 2011, we were in full compliance with the financial covenants related to the mortgage loans secured by the Bickford portfolio.

As of December 31, 2011, principal repayments due under all borrowings through maturity are as follows (in millions):

2012	$16.2
2013	1.0
2014	1.1
2015	77.3

Total	$95.6

On October 3, 2011, the Company sold short $15 million of aggregate principal amount of 2.125% U.S. Treasury Notes due August 15, 2021 (the “10 Year U.S. Treasury”). Care entered into this transaction in conjunction with its original submission to Freddie Mac of its application for a ten-year fixed rate mortgage to be secured by the Greenfield properties. Proceeds of the Freddie Mac mortgage will be used to repay the current outstanding Bridge Loan secured by the Greenfield properties. The interest rate on the Freddie Mac mortgage will be set shortly prior to closing at a fixed amount or spread over the then current yield on the 10 Year U.S. Treasury Note. Due to volatility in the U.S. Treasury market, the Company closed the aforementioned short position on October 27, 2011 and realized a gain of approximately $650,000. Tiptree acted as agent, through its prime broker, for us with respect to this transaction and assigned to us all of its rights and obligations related to this transaction.

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

On January 15, 2010, we entered into an Amended and Restated Management Agreement (the “A&R Management Agreement”) with CIT Healthcare. Pursuant to the terms of the A&R Management Agreement, which became effective upon approval of the Company’s plan of liquidation by our stockholders on January 28, 2010, the Base Management Fee was reduced to a monthly amount equal to: (i) $125,000 from February 1, 2010 until the earlier of (x) June 30, 2010 and (y) the date on which four (4) of the Company’s six (6) then-existing investments have been sold; then from such date (ii) $100,000 until the earlier of (x) December 31, 2010 and (y) the date on which five (5) of the Company’s six (6) then-existing investments have been sold; then from such date (iii) $75,000 until the effective date of expiration or earlier termination of the A&R Management Agreement by either of the Company or CIT Healthcare; provided, however, that notwithstanding the foregoing, the Base Management Fee was to remain at $125,000 per month until the later of: (a) 90 days after the filing by the Company of a Form 15 with the SEC; and (b) the date that the Company is no longer subject to the reporting requirements of the Exchange Act. In addition, the termination fee payable to CIT Healthcare upon the termination or non-renewal of the A&R Management Agreement was replaced by a buyout payment of $7.5 million, payable in installments of: (i) $2.5 million upon approval of the Company’s plan of liquidation by our stockholders; (ii) $2.5 million upon the earlier of (a) April 1, 2010 and (b) the effective date of the termination of the A&R Management Agreement by either of the Company or CIT Healthcare; and (iii) $2.5 million upon the earlier of (a) June 30, 2011 and (b) the effective date of the termination of the A&R Management Agreement by either the Company or CIT Healthcare. The A&R Management Agreement also provided CIT Healthcare with an incentive fee of

$1.5 million if: (i) at any time prior to December 31, 2011, the aggregate cash dividends paid to the Company’s stockholders since the effective date of the A&R Management Agreement equaled or exceeded $6.17 per share or (ii) as of December 31, 2011, the sum of: (x) the aggregate cash dividends paid to the Company’s stockholders since the effective date of the A&R Management Agreement and (y) the aggregate distributable cash equals or exceeds $6.17 per share. In the event that the aggregate distributable cash equaled or exceeded $6.17 per share but for the impact of payment of a $1.5 million incentive fee, the Company shall have paid CIT Healthcare an incentive fee in an amount that allows the aggregate distributable cash to equal $6.17 per share. Under the A&R Management Agreement, the mortgage purchase agreement between us and CIT Healthcare was terminated and all outstanding notices of our intent to sell additional loans to CIT Healthcare were rescinded. The A&R Management Agreement was to continue in effect, unless earlier terminated in accordance with the terms thereof, until December 31, 2011.

On November 4, 2010, the Company entered into a Termination, Cooperation and Confidentiality Agreement (the “CIT Termination Agreement”) with CIT Healthcare. Pursuant to the CIT Termination Agreement, the parties terminated the A&R Management Agreement on November 16, 2010 (the “Termination Effective Date”). The CIT Termination Agreement also provides for: (i) a 180 day cooperation period beginning on the Termination Effective Date relating to the transition of Care from an externally-managed REIT to a hybrid management structure consisting of senior management becoming employees of the Company and the Company entering into a services agreement (the “Services Agreement”) with TREIT as described in more detail below; (ii) a two (2) year mutual confidentiality period; and (iii) a mutual release of all claims related to CIT Healthcare’s management of the Company. Under the CIT Termination Agreement, the parties agreed that in lieu of the payments otherwise required under the termination provisions of the A&R Management Agreement, the Company would pay to CIT Healthcare on the Termination Effective Date $2.4 million plus any earned but unpaid monthly installments of the Base Management Fee due under the A&R Management Agreement. Those amounts were paid in full in November 2010. The Company previously paid $5.0 million of the buyout fee during the first two quarters of 2010.

For the periods from August 13, 2010 to December 31, 2010 (successor) and the period from January 1, 2010 to August 12, 2010 (predecessor) we recognized approximately $0.3 million and $8.5 million in management and buyout fees paid to CIT Healthcare, respectively. Included within the payments to CIT Healthcare was reimbursement for certain expenses detailed in the Management Agreement and subsequent amendments, such as rent, utilities, office furniture, equipment, and overhead, among others, required for our operations.

Services Agreement with TREIT Management LLC

On November 4, 2010, the Company entered into a Services Agreement with TREIT pursuant to which TREIT provides certain advisory services related to the Company’s business beginning on the Termination Effective Date. For such services, the Company will: (i) pay TREIT a monthly base services fee in arrears of one-twelfth of 0.5% of the Company’s Equity (as defined in the Services Agreement) as adjusted to account for Equity Offerings (as defined in the Services Agreement); (ii) provide TREIT with office space and certain office related services (as provided in the Services Agreement and subject to a cost sharing agreement between the Company and TREIT); and (iii) pay a quarterly incentive fee equal to the lesser of (a) 15% of the Company’s AFFO Plus Gain/(Loss) On Sale (as defined in the Services Agreement) and (b) the amount by which the Company’s AFFO Plus Gain /(Loss) on Sale exceeds an amount equal to Adjusted Equity multiplied by the Hurdle Rate (as defined in the Services Agreement). Twenty percent (20%) of any such incentive fee shall be paid in shares of common stock of the Company, unless a greater percentage is requested by TREIT and approved by an independent committee of directors. The initial term of the Services Agreement extends until December 31, 2013. Unless terminated earlier in accordance with its terms, the Services Agreement will be automatically renewed for one year periods following such date unless either party elects not to renew. If the Company elects to terminate without cause, or elects not to renew the Services Agreement, a Termination Fee (as defined in the Services Agreement) shall be payable by the Company to TREIT. Such termination fee is not fixed and determinable. On November 9, 2011, we entered into an amendment to the Services Agreement which clarified the basis upon which the Company calculates the quarterly incentive fee.

For the year ended December 31, 2011 (successor) and the period August 13, 2010 to December 31, 2010 (successor), we incurred approximately $0.4 million and $0.1 million, respectively, in base service fee expense to TREIT. In addition, for the year ended December 31, 2011, we incurred approximately $2.4 million in incentive fee expense to TREIT of which 20% was paid in the Company’s common stock. Of the total fiscal 2011 incentive fee, approximately $1.7 million was incurred during our fourth quarter of fiscal 2011, of which 20% is payable in the Company’s common stock, and will be disbursed during the Company’s first fiscal quarter of 2012. The total base service fee and incentive fee for the year ended December 31, 2011 and the period August 13, 2010 to December 31, 2010 was approximately $2.9 million and $0.1 million, respectively, of which approximately $0.5 million and none was payable in the Company’s stock, respectively. For the year ended December 31, 2011, TREIT’s reimbursement to the Company for certain office related services was approximately $17,000. At December 31, 2011, accrued expenses payable to related party of approximately $1.8 million, include the fourth quarter incentive fee, including the amount payable in Company stock, and approximately $73,000 for the base service fee for November and December 2011 offset by the reimbursement due to the Company. At December 31, 2010, accrued expenses payable to related parties include approximately $35,000 in base service fees for December 2010.

On November 9, 2011, we entered into an amendment to the Services Agreement that clarified the basis upon which the Company calculates the quarterly incentive fee.

Other Transactions with Related Parties

In connection with the Tiptree Transaction, CIT Healthcare sold a warrant (the “2008 Warrant”) to Tiptree, which provided for the purchase of 435,000 shares of the Company’s common stock at $17.00 per share under the Manager Equity Plan adopted by the Company on June 21, 2007. The 2008 Warrant, which was granted to CIT Healthcare by the Company in 2008 as consideration for amendments to earlier versions of the Management Agreement, and which was immediately exercisable, expires on September 30, 2018 and was adjusted to provide for the purchase of 652,500 shares of the Company’s common stock at $11.33 per share as a result of the three-for-two stock split announced by the Company in September 2010.

In accordance with ASC 505-50, the Company used the Black-Scholes option pricing model to measure the fair value of the 2008 Warrant on the date of the Tiptree Transaction. The Black-Scholes model valued the 2008 Warrant using the following assumptions at the fair value date of August 13, 2010:

Volatility	20.1%
Expected Dividend Yield	7.59%
Risk-free Rate of Return	3.6%
Current Market Prices	$ 8.96
Strike Price	$ 17.00
Term of Warrant	8.14 yea	rs

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

Investments in loans — The estimated fair value of loans are determined utilizing either internal modeling using Level 3 inputs or third party appraisals. The methodology used to value the loans is based on collateral performance, credit risk, interest rate spread movements, and market data. For purposes of determining value on August 13, 2010 of the amount of the subsequent allowance for unrealized losses and cumulative anticipated principal payments, we utilized internal modeling factors using Level 3 inputs. Prior to September 30, 2010, we valued our investment in loans at LOCOM. Such valuations were determined primarily on appraisals from third parties as investing in healthcare-related commercial mortgage debt is transacted through an over-the-counter market with minimal pricing transparency. Loans are infrequently traded and market quotes are not widely available and disseminated.

Obligation to issue operating partnership units — Prior to the sale of our interest in the Cambridge Portfolio, the fair value of our obligation to issue the OP Units associated with the Cambridge acquisition was based on internally developed valuation models, as quoted market prices were not available nor were quoted prices available for similar liabilities. Our model involved the use of management estimates as well as some Level 2 inputs. The variables in the model prior to April 15, 2011 included the estimated release dates of the shares out of escrow, based on the expected performance of the underlying properties, a discount factor of approximately 21% as of December 31, 2010, and the market price and expected quarterly dividend of Care’s common shares at each measurement date. As discussed above in Note 5, pursuant to the Omnibus Agreement, as of April 15, 2011, the number of OP Units outstanding was reduced to 200,000 and the terms of such OP Units were altered to eliminate any conversion right and provided for forfeiture of the OP Units upon the occurrence of certain events. Under the modified terms, the variables (Level 3 inputs) in the model include the expected life of the units, and the expected dividend rate on our common stock and a discount factor of 12%. The obligation to issue OP Units was eliminated in conjunction with the sale of the Cambridge Portfolio.

ASC 820 requires disclosure of the amounts of significant transfers among levels of the fair value hierarchy and the reasons for the transfers. In addition, ASC 820 requires entities to separately disclose, in their roll-forward reconciliation of Level 3 fair value measurements, changes attributable to transfers in and/or out of Level 3 and the reasons for those transfers. Significant transfers into a level must be disclosed separately from transfers out of a level. We had no transfers between levels for the year ended December 31, 2011 and the periods August 13, 2010 to December 31, 2010 (successor) and January 1, 2010 to August 12, 2010 (predecessor).

Recurring Fair Value Measurement

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis on the consolidated balance sheets as of December 31, 2010 (as of December 31, 2011 we had no such assets or liabilities):

	Fair Value at December 31, 2010 (Successor)
(dollars in millions)	Level 1	Level 2	Level 3	Total
Liabilities
Obligation to issue operating partnership units	$—	$—	$2.1	$2.1

The tables below present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs during the years ended December 31, 2011 and 2010. Level 3 instruments presented in the tables include a liability to issue OP Units, which are carried at fair value. The Level 3 instruments were valued using internally developed valuation models that, in management’s judgment, reflect the assumptions a marketplace participant would utilize:

Level 3 Instruments Fair Value Measurements December 31, 2011 (dollars in millions)	Obligation to Issue Partnership Units
Balance, December 31, 2010	$(2.1)
Net change in unrealized loss from obligations in Q1 2011	(0.3)
Modification of OP Units (offset against investment)	1.9
Cancelation of OP Units in conjunction with sale of Cambridge Portfolio	0.5

Balance, December 31, 2011	$—

Level 3 Instruments Fair Value Measurements December 31, 2010 (dollars in millions)	Investments In Loans AT LOCOM	Obligation to Issue Partnership Units
Balance, December 31, 2009, Predecessor	$25.3	$(2.9)
Repayments of loans	(10.8)	—
Sale of loan to a third party	(5.9)	—
Total unrealized gain included in statement of operations	0.9	—

Balance, August 12, 2010, Predecessor (1)	$9.5	$(2.9)

Net change in unrealized gain from obligations owed/investments held at August 12, 2010	$0.7	$—
Balance December 31, 2010, Successor	$—	$(2.1)

Net change in unrealized gain from obligations owed/investments held at December 31, 2010	$—	$0.8

(1)	The investments in loans at LOCOM were transferred on August 13, 2010 to held-to-maturity in conjunction with the Tiptree Transaction (See Note 2).

The Company is exposed to certain interest rate risks relating to its ongoing business. The primary risk that may be managed by using derivative instruments is interest rate risk. We may enter into interest rate swaps, caps, floors or similar instruments, including selling short U.S Treasury securities in anticipation of entering into a fixed rate mortgage of similar duration, to manage interest rate risk associated with the Company’s borrowings. The Company had no interest rate derivatives in place as of December 31, 2011 or 2010.

We are required to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. As discussed in Note 5, Cambridge forfeited all of its rights and interests in the OP Units upon the closing of the purchase of Care’s interest in the Cambridge Portfolio on November 30, 2011. As of December 31, 2011, we did not have any derivative instruments outstanding. As of December 31, 2010, the Company had one derivative instrument that pertained to the OP Units issued in conjunction with the acquisition of the Cambridge Portfolio which had a fair value of approximately $2.1 million.

(dollars in millions)	December 31, 2010 (Successor)
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value
Operating Partnership Units	Obligation to issue operating partnership units	$(2.1)

(dollars in millions)		Amount of (Gain) Loss Recognized in Income on Derivatives

Derivatives not designated as hedging instruments	Location of (Gain) Loss Recognized in Income on Derivative	Year Ended December 31, 2011 (Successor)	For the Period From August 13, 2010 to December 31, 2010 (Successor)	For the Period From January 1, 2010 to August 12, 2010 (Predecessor)
Operating Partnership Units	Unrealized loss (gain) on derivative instruments	$ 0.3	$ (0.8)	$ —
Operating Partnership Units	Gain on Derivative instruments	$ 0.5	$ —	$ —
Treasury Short-Sale	Gain on Derivative instruments	$ 0.6	$ —	$ —

Nonrecurring Fair Value Measurements

The Company recognized impairment on investments of its partially owned entities of approximately $0.1 million for the year ended December 31, 2011 related to the Company’s SMC investment due to lower occupancy in the remaining SMC property. The fair value of the Company’s SMC investment at the time the impairment was recognized was approximately $2.6 million. The calculation of the impairment was based on the sales price of the three SMC properties sold in May 2011 (Level 3 measurement).

As of December 31, 2011, the Company has completed its assessment of the allocation of the fair value of the assets acquired from Greenfield utilizing Level 3 inputs (See Note 3).

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

In addition to the amounts reflected in the financial statements at fair value as provided above, cash and cash equivalents, accrued interest receivable, accounts payable and other liabilities reasonably approximate their fair values due to the short maturities of these items. The mortgage notes payable that were used to finance the acquisitions of the Bickford properties were revalued in connection with the Tiptree Transaction and utilization of push-down accounting and were determined to have a combined fair value of approximately $82.1 million on August 13, 2010 and a combined fair value of approximately $84.8 and $80.7 million as of December 31, 2011 and 2010, respectively. The fair value of the debt was calculated by determining the present value of the agreed upon cash flows at a discount rate reflective of financing terms currently available to us for collateral with the similar credit and quality characteristics (based on Level 2 measurements). The Bridge Loan used to finance the Greenfield acquisition is a floating rate facility and closed on September 20, 2011. Accordingly, its carrying value approximates fair market value as of December 31, 2011. We determined that expected future gross receipts of our loan investment, exclusive of interest payments, were approximately equal to our carrying value, which approximates fair value.

Note 10 — Stockholders’ Equity

Our authorized capital stock consists of 100,000,000 shares of preferred stock, $0.001 par value and 250,000,000 shares of common stock, $0.001 par value. As of December 31, 2011 and 2010, no shares of preferred stock were issued and outstanding and 10,171,550 and 10,064,982 shares of our common stock were issued and outstanding, respectively. The common stock issued and outstanding amounts, as well as the shares available for issuance under our stock plans, for the periods August 13, 2010 to December 31, 2010 and January 1, 2011 to December 31, 2011 have been adjusted to reflect the three-for-two stock split announced by the Company in September 2010 (see Note 2).

In conjunction with the restructuring of our preferred investment in the Cambridge Portfolio in April of 2011, we granted to Cambridge a warrant to purchase 300,000 shares of our common stock at a price of $6.00 per share. Cambridge surrendered this warrant upon purchasing our interest in the Cambridge Portfolio in November of 2011 (see Note 5). In 2008, we granted a warrant to purchase 435,000 shares of our common stock at a price of $17.00 per share to our former external manager CIT Healthcare as consideration for entering into an amendment of our management agreement. As part of the Tiptree Transaction, CIT Healthcare sold the 2008 Warrant to Tiptree. The 2008 Warrant is immediately exercisable, expires in September 30, 2018 and was adjusted to provide for the purchase of 652,500 shares of the Company’s common stock at $11.33 per share as a result of the three-for-two stock split announced by the Company in September 2010 (see Note 8).

During each of the second, third and fourth quarters of 2011, the Company declared and paid a cash dividend of $0.135 per common share totaling approximately $1.4 million in the aggregate for each of quarter. All of the dividends paid in 2011 are capital gain distributions consisting entirely of Section 1250 unrecaptured gain. On April 3, 2012, the Company declared a fourth quarter cash dividend of $0.135 per common share to be paid on May 1, 2012 to stockholders of record as of April 17, 2012.

Equity Plan

In June 2007, we adopted the Care Investment Trust Inc. Equity Plan (the “Equity Plan”), as amended in December 2011, which provides for the issuance of equity-based awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock awards and other awards based on our common stock that may be made by us to our directors and executive officers, employees and to our advisors and consultants who are providing services to us as of the date of the grant of the award. Shares of common stock issued to our independent directors in respect to their annual retainer fees are issued under this plan.

All of the shares issued under our Equity Plan prior to the Tiptree Transaction are considered non-employee awards. The expense for each period prior to the consummation of the Tiptree Transaction was determined based on the fair value of each share or unit awarded over the required performance period.

The Equity Plan will automatically expire on the 10th anniversary of the date it was adopted. Care’s Board of Directors may terminate, amend, modify or suspend the Equity Plan at any time, subject to stockholder approval in the case of certain amendments as required by law, regulation or stock exchange.

We reserved 700,000 common shares for future issuances under the Equity Plan. As of December 31, 2011, 274,717 common shares remain available for future issuances.

Restricted Stock Grants:

At the time of our initial public offering in June 2007, we issued 133,333 restricted shares of common stock at a price of $15.00 per share to certain CIT Healthcare employees, some of whom were executive officers or directors of Care and we also awarded 15,000 restricted shares of common stock at a price of $15.00 per share to Care’s independent Board members. The shares granted to CIT Healthcare’s employees had an initial vesting date in June 2010, three years from the date of grant. The shares granted to our independent Board members were scheduled to vest ratably on the first, second and third anniversaries of the grant. During 2008, 42,000 shares of restricted stock granted to one of our directors and to a CIT employee were forfeited due to their resignation as CIT employees, 20,000 shares of restricted stock was granted to one of our directors who formerly served as an employee of CIT Healthcare and 15,000 shares of restricted stock vested due to the termination of one of our executive officers without cause and through scheduled vesting. During 2009, 47,000 shares vested due to the termination of one of our executive officers without cause, the resignation of one of our directors and through scheduled vesting.

On January 28, 2010, our shareholders approved the Company’s plan of liquidation. Under the terms of each of the aforementioned restricted stock awards, the approval of the plan of liquidation by our shareholders accelerated the vesting of 64,333 remaining restricted stock awards on that day at a price of $8.26.

Restricted Stock Units:

During 2008 and 2009, we issued 103,308 and 90,294 restricted stock units (“RSUs”), respectively to certain CIT Healthcare employees, some of whom were officers of Care. The initial vesting of the award was 50% on the third anniversary of the award and the remaining 50% on the fourth anniversary of the award. During 2009, 90,740 RSUs vested due to the termination of one of our executive officers and certain CIT employees without cause and through scheduled vesting, and 9,242 RSUs were forfeited due to the resignation of one of our executive officers. On January 28, 2010, our shareholders approved the Company’s plan of liquidation. Under the terms of each of the aforementioned RSU awards, the approval of the plan of liquidation by our shareholders accelerated the vesting of 93,620 remaining RSU awards on that day at a price of $8.26 per share.

On January 3, 2012, the Company issued 100,154 RSUs, which vest ratably over three (3) years, to certain of its officers and employees as part of compensation agreements. The share price and fair value on the grant date of December 30, 2011 was $6.50 per share. The impact was de minimis on the compensation expense and diluted earnings per share of the Company for the year ended December 31, 2011.

Long-Term Equity Incentive Programs:

On May 12, 2008, the Company’s Compensation Committee approved a three (3) year performance share plan (the “Performance Share Plan”). Under the Performance Share Plan, a participant is granted a number of performance shares or units, the settlement of which will depend on the Company’s achievement of certain pre-determined financial goals at the end of the three (3) year performance period. Any shares received in settlement of the performance award were to be issued to the participant in early 2011, without any further vesting requirements. With respect to the 2008-2010 performance periods, the performance goals related to the Company’s ability to meet both financial (compound growth in AFFO per share) and share return goals (total shareholder return versus the Company’s healthcare equity and mortgage REIT peers). The Committee established threshold, target and maximum levels of performance. If the Company met the threshold level of performance, a participant earned 50% of the performance share grant, if it met the target level of performance, a participant earned 100% of the performance share grant and if it achieved the maximum level of performance, a participant earned 200% of the performance share grant.

During 2008, we issued 23,255 performance shares to one of our officers. On January 28, 2010, our shareholders approved the Company’s plan of liquidation. Under the terms of the Performance Share awards, the approval of the plan of liquidation by our shareholders accelerated the vesting of 23,255 performance share awards on that day at a price of $8.26 per share.

During 2009, the Company issued special transaction performance share awards to plan participants for an aggregate amount of 15,000 performance shares at target levels and an aggregate maximum amount of 30,000 performance shares. On February 23, 2010, the terms of the awards were modified such that the awards were triggered upon the execution of one or more of the following transactions that resulted in liquidity to the Company’s stockholders during 2010 within the parameters expressed in the special transaction performance share awards agreement: (i) a merger or other business combination resulting in the disposition of all of the issued and outstanding equity securities of the Company; (ii) a tender offer made directly to the Company’s stockholders either by the Company or a third party for at least a majority of the Company’s issued and outstanding common stock; or (iii) the declaration of aggregate distributions by the Company’s Board equal to or exceeding $8.00 per share. In August 2010, 28,000 performance share awards, representing the maximum target level, vested at $9.00 per share in connection with the completion of the Tiptree Transaction, and a total of 2,000 performance share awards were forfeited due to the prior departure of an executive officer of Care. The performance share awards were settled prior to the Company’s three-for-two stock split announced in September 2010.

Shares Issued to Officers and Employees:

In conjunction with the Tiptree Transaction and as part of internalizing management, the Company entered into employment arrangements with five (5) employees in November of 2010. As part of their compensation, the employees were granted in aggregate 73,999 shares of stock which were issued on January 3, 2011. The aggregate fair value of the shares granted was approximately $0.4 million and was recorded as a compensation expense in the fourth quarter of 2010.

Shares Issued to Directors for Board Fees:

In 2011 and 2010, 9,853 and 21,002 shares of common stock, respectively, with a combined aggregate fair value of approximately $56,000 and $170,500, respectively, were issued to our independent directors as part of their annual retainer. On January 3, 2012, 2,304 shares of common stock with a combined aggregate fair value of approximately $15,000 were issued to our independent directors as part of their annual retainer for 2011.

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

A summary of Care’s nonvested shares as of December 31, 2011 and 2010, and the changes during the years then ended is as follows:

	Grants to Directors(1)	Grants to Employees and Non-Employees(1)	Total Grants	Weighted Average Grant Date Fair Value(2)
Balance January 1, 2010 (Predecessor)	58,000	153,208	211,208	$9.62
Granted	11,376	—	11,376	$8.79
Vested	(69,376)	(151,208)	(220,584)	$8.38
Forfeited	—	(2,000)	(2,000)	$—

Balance at August 12, 2010 (Predecessor)	—	—	—	$—
Granted	4,752	73,999	78,751	$4.76
Vested	(4,752)	(73,999)	(78,751)	$4.76
Forfeited	—	—	—	$—

Balance at December 31, 2010 (Successor)	—	—	—	$—
Granted	9,001	100,154	109,155	$6.48
Vested	(9,001)	—	(9,001)	$6.24
Forfeited	—	—	—	$—

Balance at December 31, 2011 (Successor)	—	100,154	100,154	$6.50

(1)	Grants include restricted stock, RSUs, performance shares and common stock issuances.
(2)	Weighted average grant-date fair value is based on the Company’s share price on the date of the grant.

As of December 31, 2011, there was $650,975 of total unrecognized compensation cost related to nonvested restricted stock units. This cost is expected to be recognized over a period of three years.

Manager Equity Plan

In June 2007 the Company adopted the Care Investment Trust Inc. Manager Equity Plan (the “Manager Equity Plan”), which provides for the issuance of equity-based awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock awards and other awards based on our common stock that may be made by us to our Advisor (and, prior to the Tiptree Transaction, our Manager). Our Advisor may make awards to its employees and employees of its affiliates which are in the form of or based on the shares of our common stock acquired by our Advisor under the Manager Equity Plan, in which case our Advisor will make all determinations concerning the eligible employees of our Manager and its affiliates who may receive awards, which form the awards will take, and the terms and conditions of the awards.

The Manager Equity Plan will automatically expire on the 10th anniversary of the date it was adopted. Care’s Board of Directors may terminate, amend, modify or suspend the Manager Equity Plan at any time, subject to stockholder approval in the case of certain amendments as required by law, regulation or stock exchange.

We reserved 1,325,635 common shares for future issuances under the Manager Equity Plan. As of December 31, 2011, 184,202 common shares remain available for future issuances, which is net of 652,500 shares that are reserved for potential issuance upon conversion of the 2008 Warrant.

Shares Issued to Advisor:

During 2011, the Company issued 22,716 of its common shares with a weighted average grant-date fair value of $6.32 per share and a combined aggregate fair value of approximately $0.1 million to TREIT in conjunction with its quarterly incentive fee due under the Services Agreement (See Note 8). On March 30, 2012, 49,573 shares of common stock with a combined aggregate fair value of approximately $0.3 million were granted to our Advisor as part of their incentive fee for 2011.

Note 11 — Income (Loss) per share (in thousands, except share and per share data)

	For the Year Ended December 31, 2011	For the Period From August 13, 2010 to December 31, 2010	For the Period From January 1, 2010 to August 12, 2010
	(Successor)	(Successor)	(Predecessor)
Net income or (loss) per share of common stock
Net income (loss) per share, basic	$ 1.63	$ (0.24)	$ (0.84)

Net income (loss) per share, diluted	$ 1.60	$ (0.24)	$ (0.84)

Numerator:
Net income (loss), basic and diluted	$ 16,534	$ (2,464)	$ (16,941)

Denominator:
Weighted average common shares outstanding, basic	10,154,372	10,064,212	20,221,329
Shares underlying warrant	12,367	—	—
Shares underlying OP Units	143,026	—	—

Weighted average common shares outstanding, diluted	10,309,765	10,064,212	20,221,329

For the year ended December 31, 2011 diluted income per share includes the effect of 19,626 net common shares pertaining to the Cambridge Warrant issued on April 15, 2011 under the Omnibus Agreement. As described in Note 5, pursuant to the First Amendment to the Omnibus Agreement, the Cambridge Warrant was canceled on November 30, 2011. The 2008 Warrant convertible into 652,500 common shares was excluded in diluted income per share because the exercise price was more than the average market price and it is anti-dilutive for these periods.

For the year ended December 31, 2011, diluted income per share includes the effect of 501,966 net common shares pertaining to the original partnership units issued to Cambridge that were held in escrow prior to being restructured on April 15, 2011 in conjunction with the Omnibus Agreement, when they were no longer redeemable for or convertible into shares of our common stock (see Note 5). For each period in 2010, basic and diluted net loss per share did not include outstanding operating partnership units as they were anti-dilutive.

For 2010, diluted loss per share was the same as basic loss per share for each period because all outstanding restricted stock awards were anti-dilutive. The weighted average common shares outstanding (basic and diluted) for the period August 13, 2010 to December 31, 2010 (successor) is adjusted to reflect the Company’s three-for-two stock split announced in September 2010.

Note 12 — Commitments and Contingencies

The table below summarizes our contractual obligations as of December 31, 2011.

Amounts in millions	2012	2013	2014	2015	2016	Thereafter	Total
Mortgage notes payable and related interest	$21.8	$6.5	$6.5	$80.4	$—	$—	$115.2
Management Fee Obligations(1)	0.5	0.5	—	—	—	—	1.0
Operating Lease Obligations(2)	0.2	0.2	0.2	0.2	0.3	0.6	1.7

Total	$22.5	$7.2	$6.7	$80.6	$0.3	$0.6	$117.9

(1)	TREIT management fee, subject to increase based on changes in shareholders’ equity. The termination fee payable to TREIT in the event of non-renewal of the Services Agreement by the Company is not fixed and determinable and is therefore not included in the table.
(2)	Minimum rental obligations for Company office lease.

For the years ended December 31, 2011 and 2010, rent expense for the Company’s office lease was approximately $0.2 million and $0.1 million, respectively.

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

Shareholder IPO Litigation

On September 18, 2007, a class action complaint for violations of Federal securities laws was filed in the United States District Court, Southern District of New York alleging that the Registration Statement relating to the initial public offering of shares of our common stock, filed on June 21, 2007, failed to disclose that certain of the assets in the contributed portfolio were materially impaired and overvalued and that we were experiencing increasing difficulty in securing our warehouse financing lines. Upon the conclusion of discovery, Care filed a motion for summary judgment. By Opinion and Order dated December 22, 2010, the Court granted Care summary judgment motion in its entirety and directed the Clerk of the Court to enter judgment accordingly.

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

Note 13 — Subsequent Events

Financing Transaction

On February 1, 2012, the Company sold short $15.5 million of aggregate principal amount of 2.00% U.S. Treasury Notes due November 15, 2021 (the “10 Year U.S. Treasury”). Care entered into this transaction in conjunction with its application to the

Federal Home Loan Mortgage Corporation (“Freddie Mac”) for a ten-year fixed rate mortgage to be secured by the Greenfield properties. Proceeds of the Freddie Mac mortgage will be used to repay the current outstanding Bridge Loan secured by the Greenfield properties. The interest rate on the Freddie Mac mortgage will be set shortly prior to closing at a fixed amount or spread over the then current yield on the 10 Year U.S. Treasury Note. Tiptree acted as agent, through its prime broker, for us with respect to this transaction and assigned to us all of its rights and obligations related to this transaction.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Applicable information was previously disclosed in the Company’s Current Report on form 8-K filed April 18, 2011 and amended on April 27, 2011 and in the Company’s Definitive Proxy statement relating to the Company’s 2011 Annual Meeting of stockholders that was filed on September 30, 2011.

ITEM 9A.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We also have investments in unconsolidated entities which are not under our control. Consequently, our disclosure controls and procedures with respect to these entities are necessarily more limited than those we maintain with respect to our consolidated subsidiaries. Notwithstanding the foregoing, no matter how well a control system is designed and operated, it can provide only reasonable, not absolute, assurance that it will detect or uncover failures within our Company to disclose material information otherwise required to be set forth in our filings under the Exchange Act.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of December 31, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2011, our disclosure controls and procedures were effective in causing material information relating to us to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), during the three months ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

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

The Company conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Our Independent auditor did not conduct an audit of or render any report with respect to our internal control over financial reporting as of December 31, 2011 because we are neither an accelerated filer nor a large accelerated filer.

ITEM 9B.	Other Information

As previously announced in a press release on February 17, 2012, our annual meeting of stockholders will be held at 11:00 a.m. Eastern Time on Thursday, June 7, 2012. The meeting will be held at 780 Third Avenue, 29th Floor, New York, NY 10017. Stockholders of record as of the close of business on April 5, 2012, will be entitled to notice of and to vote at the annual meeting. The deadline for stockholders to submit stockholder proposals under rule 14a-8 of the Securities Exchange Act of 1934, as amended (“Rule 14a-8”) for inclusion in the proxy materials for the 2012 annual meeting was the close of business on Thursday, March 1, 2012, as previously disclosed in the Company’s Definitive Proxy Statement for it 2011 Annual Meeting of Stockholders filed on September 30, 2011. Such proposals were to be delivered in writing to: Care Investment Trust Inc., 780 Third Avenue, 21st Floor, New York, NY 10017, Attn: Secretary. Under the terms of the Company’s Third Amended and Restated Bylaws, for a stockholder to submit a director nomination or proposal outside of Rule 14a-8, such proposal or nomination must have been received no later than ten (10) days following the date of the press release announcement at the address above and in the form described in Article II, Section 10 of the Company’s Third Amended and Restated Bylaws, as applicable.

Part III

ITEM 10.	Directors, Executive Officers and Corporate Governance of the Registrant

Our Board of Directors has adopted a Code of Business Conduct and Ethics that applies to our directors, executive officers and employees, as well as employees of affiliates of TREIT that provide services to us. The Code of Business Conduct and Ethics was designed to assist our directors, executive officers and employees, as well as employees of affiliates of TREIT that provide services to us, in complying with the law, resolving moral and ethical issues that may arise and in complying with our policies and procedures. Among the areas addressed by the Code of Business Conduct and Ethics are compliance with applicable laws, conflicts of interest, use and protection of our Company’s assets, confidentiality, communications with the public, accounting matters, record keeping and discrimination and harassment.

In addition, we have adopted a Code of Ethical Conduct that applies to our directors, executive officers and employees. The Code of Ethical Conduct provides principles to which our directors, executive officers and employees are expected to adhere and advocate, rules regarding individual and peer responsibilities, and responsibilities to other employees, us, the public and other stakeholders. Like the Code of Business Conduct and Ethics, it is designed to assist the senior officers and financial managers comply with the law and resolve moral and ethical issues that may arise.

Any waiver of the Code of Business Conduct and Ethics or the Code of Ethical Conduct for a director or executive officer, as applicable, will be promptly disclosed to stockholders through the distribution of a press release, disclosure on our website and/or disclosure on a Current Report on Form 8-K or other comparable method. We intend to satisfy our disclosure obligations under Item 5.05 of Form 8-K related to amendments or waivers of the Code of Business Conduct and Ethics by posting such information on our corporate website.

Our Code of Business Conduct and Ethics and our Code of Ethical Conduct are publicly available on our website on the Investor Relations page, which can be accessed at the following URL: http://www.carereit.com. We will provide any person, without charge, upon request, a copy of our Code of Business Conduct and Ethics and our Code of Ethical Conduct. To receive a copy, please provide a written request to: Care Investment Trust Inc., 780 Third Avenue, 21st Floor, New York, NY 10017, Attention: Secretary.

Except as set forth above, the information called for by ITEM 10 is incorporated by reference from our Definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders, to be filed with the Securities Exchange Commission within 120 days following the end of our fiscal year.

ITEM 11.	Executive Compensation

The information required by ITEM 11 is incorporated by reference from our Definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders, to be filed with the Securities Exchange Commission within 120 days following the end of our fiscal year.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by ITEM 12 is incorporated by reference from our Definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders, to be filed with the Securities Exchange Commission within 120 days following the end of our fiscal year.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by ITEM 13 is incorporated by reference from our Definitive Proxy Statement relating to our Annual Meeting of Stockholders, to be filed with the Securities Exchange Commission within 120 days following the end of our fiscal year.

ITEM 14.	Principal Accounting Fees and Services.

The information required by ITEM 14 is incorporated by reference from our Definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders, to be filed with the Securities Exchange Commission within 120 days following the end of our fiscal year.

Part IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a)	List of Documents Filed.

1.	Financial Statements

All financial statements are set forth under ITEM 8 of this Annual Report and are incorporated herein by reference.

2.	Financial Statement Schedules

None.

Schedules that are not listed herein have been omitted because they are not required, are not applicable or the information required to be set forth therein is included in the Financial Statements or notes thereto.

3.	Exhibits

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index which is attached hereto and incorporated by reference herein.

(b)	Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index which is attached hereto and incorporated herein by reference.

(c)	Financial Statements and Financial Statement Schedules.

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Care Investment Trust Inc.

Date: April 5, 2012	By:	/s/ Salvatore (Torey) V. Riso, Jr.
Salvatore (Torey) V. Riso, Jr.
President and Chief Executive Officer Care Investment Trust Inc.

Date: April 5, 2012	By:	/s/ Steven M. Sherwyn
Steven M. Sherwyn
Chief Financial Officer and Treasurer Care Investment Trust Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Salvatore (Torey) V. Riso, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	April 5, 2012
Salvatore (Torey) V. Riso, Jr.

/s/ Steven M. Sherwyn	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	April 5, 2012
Steven M. Sherwyn

/s/ Michael G. Barnes	Chairman of the Board of Directors	April 5, 2012
Michael G. Barnes

/s/ Geoffrey N. Kauffman	Vice Chairman of the Board of Directors	April 5, 2012
Geoffrey N. Kauffman

/s/ Jean-Michael Wasterlain	Director	April 5, 2012
Jean-Michael Wasterlain

/s/ J. Rainer Twiford	Director	April 5, 2012
J. Rainer Twiford

/s/ William A. Houlihan	Lead Director	April 5, 2012
William A. Houlihan

/s/ Jonathan Ilany	Director	April 5, 2012
Jonathan Ilany

EXHIBIT INDEX

Exhibit No.	Description

3.1	Third Articles of Amendment and Restatement of the Registrant (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on September 3, 2010 and herein incorporated by reference).

3.2	Third Amended and Restated Bylaws of the Registrant (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on November 8, 2010 and herein incorporated by reference).

4.1	Form of Certificate for Common Stock (previously filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-11, as amended (File No. 333-141634), filed on June 7, 2007 and herein incorporated by reference).

10.1	Warrant to Purchase Common Stock, dated as of September 30, 2008 (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on October 2, 2008 and herein incorporated by reference).

10.2	Multifamily Note, dated as of June 26, 2008 (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on July 2, 2008 and herein incorporated by reference).

10.3	Exceptions to Non-Recourse Guaranty, dated as of June 26, 2008 (previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on July 2, 2008 and herein incorporated by reference).

10.4	Master Lease Agreement, dated as of June 26, 2008 (previously filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on July 2, 2008 and herein incorporated by reference).

10.5	Purchase and Sale Contract, dated as of May 14, 2008 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on May 20, 2008 and herein incorporated by reference).

10.6	Form of Restricted Stock Unit Agreement Under the 2007 Care Investment Trust Inc. Equity Plan (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on April 14, 2008 and herein incorporated by reference).**

10.7	Contribution and Purchase Agreement, dated as of December 31, 2007 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on January 4, 2008 and herein incorporated by reference).

10.8	Care Investment Trust Inc. Equity Plan (previously filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33549), filed on August 14, 2007 and herein incorporated by reference).**

10.9	Care Investment Trust Inc. Manager Equity Plan (previously filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33549), filed on August 14, 2007 and herein incorporated by reference).**

10.10	Form of Restricted Stock Agreement under the 2007 Care Investment Trust Inc. Equity Plan (previously filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-11, as amended (File No. 333-141634), filed on June 7, 2007 and herein incorporated by reference).**

10.11	Form of Restricted Stock Agreement under the 2007 Care Investment Trust Inc. Equity Plan (previously filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-11, as amended (File No. 333-141634), filed on June 7, 2007 and herein incorporated by reference).**

10.12	Form of Restricted Stock Agreement under the 2007 Care Investment Trust Inc. Manager Equity Plan (previously filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-11, as amended (File No. 333-141634), filed on June 7, 2007 and herein incorporated by reference).**

10.13	Form of Indemnification Agreement (previously filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-11, as amended (File No. 333-141634), filed on June 7, 2007 and herein incorporated by reference).

10.14	Amended and Restated Form of Performance Share Award Granted to the Registrant’s Chairman of the Board and Executive Officers dated February 23, 2010 (previously filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K (File No. 001-33549), filed on March 16, 2010 and herein incorporated by reference).**

10.15	Purchase and Sale Agreement by and between the Registrant and Tiptree Financial Partners, L.P., dated as of March 16, 2010 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on March 16, 2010 and herein incorporated by reference).

10.16	Registration Rights Agreement by and between the Registrant and Tiptree Financial Partners, L.P., dated as of March 16, 2010 (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on March 16, 2010 and herein incorporated by reference).

10.17	First Amendment to Purchase and Sale Agreement by and between the Registrant and Tiptree Financial Partners, L.P., dated as of July 6, 2010 (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33549), filed on July 7, 2010 and herein incorporated by reference).

10.18	Termination, Cooperation and Confidentiality Agreement by and between the Registrant and CIT Healthcare LLC, dated as of November 4, 2010 (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33549), filed on November 8, 2010 and herein incorporated by reference).

10.19	Employment Agreement by and between the Registrant and Steven M. Sherwyn dated as of November 1, 2010 (previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on November 8, 2010 and herein incorporated by reference).**

10.20	Employment Agreement by and between the Registrant and Salvatore (Torey) Riso, Jr., dated as of November 4, 2010 (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on November 8, 2010 and herein incorporated by reference).**

10.21	Services Agreement by and between the Registrant and TREIT Management LLC, dated as of November 4, 2010 (previously filed as Exhibit 10.4 to the Company’s Form 8-K (File No. 001-33549), filed on November 8, 2010 and herein incorporated by reference).

10.22	Omnibus Agreement dated as of April 15, 2011 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on April 19, 2011 and herein incorporated by reference).

10.23	First Amendment to Services Agreement dated November 9, 2011 (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33549), filed on November 9, 2011 and herein incorporated by reference).

10.24	First Amendment to Equity Plan of Registrant, dated December 21, 2011 (filed herewith).**

21.1	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm.***

23.2	Consent of Independent Registered Public Accounting Firm.***

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2011 and December 31, 2010, (ii) the Consolidated Statements of Operations for the years ended December 31, 2011 and 2010, (iii) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011 and December 31, 2010, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010 and (v) the Notes to the Consolidated Financial Statements.

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

**	Denotes a management contract or compensatory plan, contract or arrangement.

***	This Annual Report on Form 10-K does not include audited financial statements of Bickford Master I, LLC (the “Master Lessee”) which are required to be included in this Annual Report on Form 10-K in order for it to be complete. Because this Annual Report on Form 10-K omits required information, consents from Independent Registered Public Accounting Firms and certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have not been obtained and are likewise omitted from this Annual Report. When and if the audited financial statements of the Master Lessee are obtained, the Registrant intends to obtain the omitted certifications and consents, and include those documents as exhibits to the amendment of this Form 10-K.