Form 10-Q
period 2012-03-31
Care Investment Trust Inc.
filed 2012-05-15
CIK 1393726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly period ended March 31, 2012

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 14, 2012, there were 10,225,551 shares, par value $0.001, of the registrant’s common stock outstanding.

Care Investment Trust Inc.

INDEX

Part I Financial Information	1
Item 1. Financial Statements	1
Condensed Consolidated Balance Sheets	1
Condensed Consolidated Statements of Operations	2
Condensed Consolidated Statements of Stockholders’ Equity	3
Condensed Consolidated Statements of Cash Flows	4
Notes to Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	29
Item 4. Controls and Procedures	29

Part II Other Information	30
Item 1. Legal Proceedings	30
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3. Defaults Upon Senior Securities	30
Item 4. Mine Safety Disclosures	30
Item 5. Other Information	30
Item 6. Exhibits	31
Signatures	33

EX-10.1

EX-10.2

EX-10.3

EX-10.4

EX-10.5

EX-10.6

EX-10.7

EX-10.8

EX-10.9

EX-31.1

EX-31.2

EX-32.1

EX-32.2

EX-101 INSTANCE DOCUMENT

EX-101 SCHEMA DOCUMENT

EX-101 CALCULATION LINKBASE DOCUMENT

EX-101 LABELS LINKBASE DOCUMENT

EX-101 PRESENTATION LINKBASE DOCUMENT

EX-101 DEFINITION LINKBASE DOCUMENT

Part I — Financial Information

ITEM 1. Financial Statements.

Care Investment Trust Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(dollars in thousands — except share and per share data)

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets:
Real estate:
Land	$10,620	$10,620
Buildings and improvements	116,222	116,222
Less: accumulated depreciation and amortization	(5,386)	(4,540)

Total real estate, net	121,456	122,302
Investment in loans	5,680	5,766
Investments in partially-owned entities	2,492	2,491
Identified intangible assets — leases in place, net	6,766	6,939
Cash and cash equivalents	49,867	52,306
Other assets	5,939	4,412

Total Assets	$192,200	$194,216

Liabilities and Stockholders’ Equity
Liabilities:
Mortgage notes payable	$95,659	$96,079
Accounts payable and accrued expenses	1,520	2,170
Accrued expenses payable to related party	92	1,794
Other liabilities	641	593

Total Liabilities	97,912	100,636

Commitments and Contingencies
Stockholders’ Equity
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued or outstanding	—	—
Common stock: $0.001 par value, 250,000,000 shares authorized 10,223,427 and 10,171,550 shares issued and outstanding, respectively	11	11
Additional paid-in capital	84,029	83,615
Retained earnings	10,248	9,954

Total Stockholders’ Equity	94,288	93,580

Total Liabilities and Stockholders’ Equity	$192,200	$194,216

See Notes to Condensed Consolidated Financial Statements

Care Investment Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

(dollars in thousands — except share and per share data)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Revenue
Rental income	$3,442	$2,961
Reimbursable income	351	315
Income from investments in loans	182	245

Total Revenue	3,975	3,521

Expenses
Base services fees to related party	112	104
Incentive fee to related party	—	305
Marketing, general and administrative (including stock-based compensation of $69 and $30, respectively)	1,172	828
Reimbursed property expenses	351	308
Depreciation and amortization	982	868

Operating Expenses	2,617	2,413

Other (Income) Expense
(Income) or loss from investments in partially-owned entities, net	(81)	614
Unrealized (gain) or loss on derivative instruments, net	(420)	256
Interest income	(21)	(3)
Interest expense including amortization of deferred financing costs	1,586	1,354

Net income (loss)	$294	$(1,113)

Net income or (loss) per share of common stock
Net income (loss), basic	$0.03	$(0.11)

Net income (loss), diluted	$0.03	$(0.11)

Weighted average common shares outstanding, basic	10,175,438	10,140,422

Weighted average common shares outstanding, diluted	10,186,222	10,140,422

See Notes to Condensed Consolidated Financial Statements

Care Investment Trust Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

(dollars in thousands, except share data)

	Common Stock		Additional paid-in capital	Retained earnings	Total
	Shares	$
Balance at December 31, 2011	10,171,550	$11	$83,615	$9,954	$93,580
Stock-based compensation to directors for services	2,304	*	15	—	15
Stock-based compensation to employees	—	—	54	—	54
Issuance of stock for related party incentive fee	49,573	*	345	—	345
Net income	—	—	—	294	294

Balance at March 31, 2012	10,223,427	$11	$84,029	$10,248	$94,288

*	Less than $500

See Notes to Condensed Consolidated Financial Statements

Care Investment Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011

Cash Flow From Operating Activities
Net income (loss)	$294	$(1,113)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Increase in deferred rent receivable	(399)	(594)
(Income) or loss from investments in partially-owned entities	(81)	614
Distribution of income from partially-owned entities	80	1,222
Amortization of above-market leases	52	52
Amortization of deferred financing costs	67	—
Amortization of mortgage note premium	(37)	(37)
Stock-based compensation	69	30
Non-cash incentive fee	—	61
Depreciation and amortization on real estate and fixed assets, including intangible assets	982	868
Unrealized (gain) loss on derivative instruments	(420)	256
Changes in operating assets and liabilities:
Other assets	—	409
Accounts payable and accrued expenses	(743)	419
Other liabilities including payable to related parties	(1,310)	240

Net cash (used in) provided by operating activities	(1,446)	2,427

Cash Flow From Investing Activities
Fixed asset purchases	—	(221)
Cash deposit for derivative	(632)	—
Proceeds from loan repayments	86	1,276

Net cash (used in) provided by investing activities	(546)	1,055

Cash Flow From Financing Activities
Principal payments under mortgage notes payable	(383)	(168)
Financing costs	(64)	—

Net cash used in financing activities	(447)	(168)

Net increase (decrease) in cash and cash equivalents	(2,439)	3,314
Cash and cash equivalents, beginning of period	52,306	5,032

Cash and cash equivalents, end of period	$49,867	8,346

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$1,559	$912

Cash paid for taxes	$227	$2

Non-cash financing and investing activities
Reduction of accrued expenses for shares issued to related parties	$360	$—

Accrued expenses for financing costs	$157	$—

See Notes to Condensed Consolidated Financial Statements

Care Investment Trust Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2012

Note 1 — Organization

Care Investment Trust Inc. (together with its subsidiaries, the “Company” or “Care” unless otherwise indicated or except where the context otherwise requires, “we”, “us” or “our”) is a healthcare equity real estate investment trust (“REIT”) with a geographically diverse portfolio of senior housing and healthcare-related real estate assets in the United States of America (the “U.S.”). On August 13, 2010, Tiptree Financial Partners, L.P. (“Tiptree”) acquired control of the Company (the “Tiptree Transaction”). As part of the Tiptree Transaction, we entered into a hybrid management structure whereby senior management was internalized and we entered into a services agreement with TREIT Management, LLC (“TREIT”) for certain advisory and support services (the “Services Agreement”). TREIT is an affiliate of Tiptree Capital Management, LLC (“Tiptree Capital”) by which Tiptree is externally managed. On April 19, 2012, Tiptree and Tricadia Holdings entered into an agreement whereby TREIT and Tiptree Capital will become wholly-owned subsidiaries of Tiptree. The Services Agreement will remain in full effect following the closing of this transaction. As of March 31, 2012, Care’s portfolio of assets consisted of senior housing facilities, both wholly-owned and owned through a joint venture, as well as a mortgage loan on senior housing facilities, healthcare-related assets and a multifamily property. Our wholly-owned senior housing facilities are leased, under “triple-net” leases, which require the tenants to pay all property-related expenses.

We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) commencing with our taxable year ended December 31, 2007. To maintain our tax status as a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders. At present, we do not have any taxable REIT subsidiaries (“TRS”), but in the normal course of business we may form such subsidiaries as necessary.

Note 2 — Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. In our opinion, all estimates and adjustments necessary to present fairly the financial position, results of operations and cash flows have been made. The condensed consolidated balance sheet as of December 31, 2011 has been derived from the audited consolidated balance sheet as of that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the U. S. (“GAAP”) have been omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the operating results for the full year ending December 31, 2012.

Consolidation

The condensed consolidated financial statements include our accounts and those of our subsidiaries, which are wholly-owned or controlled by us. All intercompany balances and transactions have been eliminated. Our condensed consolidated financial statements are prepared in accordance with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates.

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

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. Included in cash and cash equivalents at March 31, 2012 and December 31, 2011 is approximately $49.9 million and approximately $52.3 million, respectively, deposited with one major financial institution.

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

Upon the acquisition of real estate, we assess the fair value of acquired assets (including land, buildings and improvements, personal property and identified intangible assets such as above and below market leases, acquired in-place leases and customer relationships) and acquired liabilities in accordance with ASC 805 Business Combinations (“ASC 805”), and ASC 350 Intangibles — Goodwill and Other (“ASC 350”), and we allocate purchase price based on these assessments. We assess fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, leases in place, known trends, and market/economic conditions that may affect the property. Other intangible assets acquired include amounts for in-place lease values that are based on the Company’s evaluation of the specific characteristics of each property and the respective tenant’s lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods and market conditions. In estimating carrying costs, the Company includes estimates of lost rents at estimated market rates during the hypothetical expected lease-up periods, which are dependent on local market conditions and expected trends.

We review the carrying value of our real estate assets and intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360, Impairment or Disposal of Long-Lived Assets, (“ASC 360”). If such reviews indicate that the asset is impaired, the asset’s carrying amount is written down to its fair value. An impairment loss is measured based on the excess of the carrying amount over the fair value. We determine fair value by using a discounted cash flow model and appropriate discount and capitalization rates. Estimates of future cash flows are based on a number of factors including the historical operating results, leases in place, known trends, and market/economic conditions that may affect the property. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. If our anticipated holding periods change or estimated cash flows decline based on market conditions or otherwise, an impairment loss may be recognized. Long-lived assets to be disposed of are recorded at the lower of carrying value or fair value less estimated costs to sell. There were no impairments of our wholly-owned real estate investments and intangibles for the three-month period ended March 31, 2012 and 2011.

Investments in Loans

We account for our investment in loans in accordance with ASC Topic 948 Financial Services — Mortgage Banking (“ASC 948”). Under ASC 948, loans expected to be held for the foreseeable future or to maturity should be held at amortized cost, and all other loans should be held at lower of cost or market (“LOCOM”), measured on an individual basis. In accordance with ASC 820 Fair Value Measurements and Disclosures (“ASC 820”), the Company includes nonperformance risk in calculating fair value adjustments. As specified in ASC 820, the framework for measuring fair value is based on observable inputs of market data.

We periodically review our loans held for investment. Impairment losses are taken for impaired loans based on the fair value of collateral and a recoverability analysis on an individual loan basis. The fair value of the collateral may be determined by an evaluation of operating cash flow from the property during the projected holding period, and/or estimated sales value computed by applying an expected capitalization rate to the current net operating income of the specific property, less selling costs. Whichever method is used, other factors considered relate to geographic trends and project diversification, the size of the portfolio and current economic conditions. When it is probable that we will be unable to collect all amounts contractually due, the loan would be considered impaired.

Interest income is generally recognized using the effective interest method or on a basis approximating a level rate of return over the term of the loan. Nonaccrual loans are those on which the accrual of interest has been suspended. Loans are placed on nonaccrual status and considered nonperforming when full payment of principal and interest is in doubt, or when principal or interest is 90 days or more past due or if cash collateral, if any, is insufficient to cover principal and interest. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed against interest income. In addition, the amortization of net deferred loan fees is suspended. Interest income on nonaccrual loans may be recognized only to the extent it is received in cash. However, where there is doubt regarding the ultimate collectability of loan principal, cash receipts on such nonaccrual loans are applied to reduce the carrying value of such loans. Nonaccrual loans may be returned to accrual status when repayment is reasonably assured and there has been demonstrated performance under the terms of the loan or, if applicable, the restructured terms of such loan. The Company did not have any loans on non-accrual status as of March 31, 2012 or December 31, 2011.

Our intent is to hold the remaining loan to maturity and as such it is carried on the March 31, 2012 and December 31, 2011 balance sheets at its amortized cost basis, net of principal payments received.

Investments in Partially-Owned Entities

We invest in common equity and preferred equity interests that allow us to participate in a percentage of the underlying property’s cash flows from operations and proceeds from a sale or refinancing. At the inception of the investment, we must determine whether such investment should be accounted for as a loan, joint venture or as real estate. Investments in partially-owned entities where we exercise significant influence over operating and financial policies of the subsidiary, but do not control the subsidiary, are reported under the equity method of accounting. Under the equity method of accounting, the Company’s share of the investee’s earnings or loss is included in the Company’s operating results. As of March 31, 2012 and December 31, 2011, we held one (1) such equity investment and account for such investment under the equity method.

We assess whether there are indicators that the value of our partially owned entities may be impaired. An investment’s value is impaired if we determine that a decline in the value of the investment below its carrying value is other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the estimated value of the investment. For the three-month periods ended March 31, 2012 and 2011, we did not recognize any impairment on investments in partially owned entities.

Rental Revenue

We recognize rental revenue in accordance with ASC 840 Leases (“ASC 840”). ASC 840 requires that revenue be recognized on a straight-line basis over the non-cancelable term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. Renewal options in leases with rental terms that are higher than those in the primary term are excluded from the calculation of straight line rent if the renewals are not reasonably assured. We commence rental revenue recognition when the tenant takes control of the leased space. The Company recognizes lease termination payments as a component of rental revenue in the period received, provided that there are no further obligations under the lease. Amortization expense of above-market leases reduces rental income on a straight-line basis over the non-cancelable term of the lease. Taxes, insurance and reserves collected from tenants are separately shown as reimbursable income and corresponding payments are included in reimbursed property expenses.

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

Derivative Instruments

We account for derivative instruments in accordance with ASC 815, Derivatives and Hedging (“ASC 815”). In the normal course of business, we may use a variety of derivative instruments to manage, or hedge, interest rate risk. We will require that hedging derivative instruments be effective in reducing the interest rate risk exposure they are designated to hedge. This effectiveness is essential for qualifying for hedge accounting. Some derivative instruments may be associated with an anticipated transaction. In those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction will occur. Instruments that meet these hedging criteria, to the extent we elect to utilize hedge accounting, will be formally designated as hedges at the inception of the derivative contract.

To determine the fair value of derivative instruments, we may use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date including standard market conventions and techniques such as discounted cash flow analysis, option-pricing models, replacement cost, and termination cost. All methods of assessing fair value result in a general approximation of fair value, and such value may never actually be realized.

Unrealized gain or loss on the change in the value of a derivative instrument for which hedge accounting is elected, to the extent that it is determined to be an effective hedge, is included in other comprehensive income. Realized gain or loss on a derivative instrument, as well as the unrealized gain or loss on a derivative instrument for which hedge accounting is not elected, or the portion of such derivative instrument which is not an effective hedge, will be included in net income (loss) from operations.

We may use a variety of commonly used derivative products that are considered “plain vanilla” derivatives. These derivatives typically include interest rate swaps, caps, collars and floors. Similarly, we may also become a party to the sale or “short” of U.S. Treasury securities in anticipation of entering into a fixed rate mortgage of approximately equal duration. We expressly prohibit the use of unconventional derivative instruments and using derivative instruments for trading or speculative purposes. Further, we have a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors; therefore, we do not anticipate nonperformance by any of our counterparties.

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

Deferred tax assets and liabilities, if any, are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as, operating loss and tax credit carryforwards. As a REIT, we generally will not be subject to Federal income tax on taxable income that we distribute to our stockholders and, therefore, the inclusion of Federal deferred tax assets and liabilities in our financial statements may not be applicable. Notwithstanding the foregoing, subject to certain limitations, net operating losses (“NOLs”) incurred by the Company can be treated as a carryforward for up to 20 years and utilized to reduced our taxable income in future years, thereby reducing the amount of taxable income which we are required to distribute to our shareholders in order to maintain our REIT status or, to the extent that we elect to distribute less than 100% of our taxable income to our shareholders, reducing our Federal tax liability on that portion of our taxable income which we elect not to distribute.

In assessing the potential realization of deferred tax assets, if any, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences reverse and/or NOL carryforwards are available. Management considers the scheduled reversal of deferred tax assets and liabilities, projected future taxable income, and tax planning strategies in making this assessment. Due to our limited operating history, management does not believe that it is more likely than not that the Company will realize the benefits of these temporary differences and NOL carryforwards and therefore established a full valuation allowance at March 31, 2012 and December 31, 2011.

We account for uncertain tax positions in accordance with FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes — An Interpretation (“ASC 740”) of FASB Statement No. 109 (“FIN 48”). ASC 740 prescribes a recognition threshold and measurement attribute for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. ASC 740 requires that the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. We evaluate uncertainties of tax positions taken or expected to be taken in our tax returns based on the probability of whether it is more likely than not those positions would be sustained upon audit by applicable tax authorities, based on technical merit for open tax years. We assessed the Company’s tax positions for open federal, state and local tax years from 2008 through 2011. The Company does not have any uncertain tax positions as of March 31, 2012. Our policy is, if necessary, to account for interest and penalties related to uncertain tax positions as a component of our income tax provision.

Earnings per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur, if securities or other contracts to issue common stock were exercised or converted into common stock where such exercise or conversion would result in a lower earnings per share amount.

In accordance with ASC 260 Earnings Per Share, regarding the determination of whether instruments granted in share-based payments transactions are participation securities, we have applied the two-class method of computing basic EPS. This guidance clarifies that outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends or dividend equivalent payments participate in undistributed earnings with common stockholders and are considered participating securities.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses in the consolidated financial statements and the accompanying notes. Significant estimates are made for the valuation of real estate and related intangibles, valuation of financial instruments, impairment assessments and fair value assessments with respect to purchase price allocations. Actual results could differ from those estimates.

Concentrations of Credit Risk

Real estate triple-net leases and financial instruments, primarily consisting of cash, mortgage loan investments and interest receivable, potentially subject us to concentrations of credit risk. We may place our cash investments in excess of insured amounts with high quality financial institutions. We perform ongoing analysis of credit risk concentrations in our real estate and loan investment portfolios by evaluating exposure to various markets, underlying property types, investment structure, term, sponsors, tenant mix and other credit metrics. Our triple-net leases rely on our underlying tenants. The collateral securing our investment in our remaining loan is real estate properties located in the U.S.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). The amendments in ASU 2011-04 change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments are intended to create comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and International Financial Reporting Standards. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The adoption of this standard did not have a material effect on the condensed consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. This ASU does not change the items that must be reported in other comprehensive income. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011. As we have no other comprehensive income, the adoption of this standard did not have any effect on the condensed consolidated financial statements.

Note 3 — Investments in Real Estate

As of March 31, 2012 and December 31, 2011, we own 17 senior housing facilities. In 2008, we acquired 14 senior living properties located in four (4) states, of which six (6) are in Iowa, five (5) in Illinois, two (2) in Nebraska and one (1) in Indiana. These 14 properties were acquired in two separate transactions from Bickford Senior Living Group, L.L.C., a privately-held owner and operator of senior housing facilities (“Bickford”). We lease those properties to Bickford Master I, LLC (the “Bickford Master Lessee”) for an initial annual base rent of approximately $9.1 million and additional base rent of approximately $0.3 million, with fixed escalations of 3.0% per annum through June 2023. The leases provide for four (4) renewal options of ten (10) years each. The additional base rent was deferred and accrued until July 2011 and is being paid over a 24 month period which commenced at that time. See also Note 7 for the mortgage loans underlying the Bickford properties.

As an enticement for the Company to enter into the leasing arrangement for the properties, we received additional collateral and guarantees of the lease obligation from parties affiliated with Bickford. The additional collateral pledged in support of Bickford’s obligation to the lease commitment included ownership interests in Bickford affiliated companies.

The Bickford real estate assets, including personal property, consist of the following at each period end (in millions):

	March 31, 2012	December 31, 2011
Land	$5.0	$5.0
Buildings and improvements	102.0	102.0
Less: accumulated depreciation and amortization	(5.2)	(4.4)

Total real estate, net	$101.8	$102.6

In September 2011, the Company acquired three (3) assisted living and memory care facilities located in Virginia from affiliates of Greenfield Senior Living, Inc., a privately-held owner and operator of senior housing facilities (“Greenfield”). The aggregate purchase price for the three (3) properties was $20.8 million, of which approximately $15.5 million was funded with the proceeds of a first mortgage bridge loan (the “Bridge Loan”) with KeyBank National Association (“KeyBank”) (see Notes 7 and 13), and the balance with cash on hand. Concurrent with the acquisition, the properties were leased to three (3) wholly-owned affiliates of Greenfield, which are responsible for operating each of the properties pursuant to a triple net master lease (the “Greenfield Master Lease”). The initial term of the Greenfield Master Lease is 12 years with two (2) renewal options of ten (10) years each. Rent payments during the first year are approximately $1.7 million, with rental increases of 2.75% per annum during the initial term of the lease. At the end of the initial term, Greenfield, subject to certain conditions, holds a one-time purchase option that provides the right to acquire all three (3) of the properties at the then fair market value. Greenfield has guaranteed the obligations of the tenants under the Greenfield Master Lease.

The Greenfield real estate assets, including personal property, consist of the following at each period end (in millions):

	March 31, 2012	December 31, 2011
Land	$5.6	$5.6
Buildings and improvements	14.2	14.2
Less: accumulated depreciation and amortization	(0.2)	(0.1)

Total real estate, net	$19.6	$19.7

For the three months ended March 31, 2012, revenues from the Bickford and Greenfield tenants accounted for approximately 95% of total revenue and for the three months ended March 31 2011, revenues from the Bickford tenants accounted for approximately 93% of total revenue.

Note 4 — Investments in Loans

As of March 31, 2012 and December 31, 2011, our remaining loan investment is part of a larger credit facility, in which we have an approximately one-third interest. The loan is secured by a total of ten (10) properties consisting of skilled nursing facilities, assisted living facilities and a multifamily property all located in Louisiana. Originally scheduled to mature on February 1, 2011, the loan was extended several times during 2011 and eventually restructured in November 2011. Pursuant to the restructuring, the revised loan has a five (5) year term with a maturity date of November 1, 2016, a 25 year amortization schedule and a limited cash sweep. The interest rate on the loan was increased from London Interbank Offered Rate (“Libor”) plus 4.00% to Libor plus 6.00% in year one through year three, Libor plus 8.00% in year four and Libor plus 10.00% in year five. At the time of the restructuring, our portion of the loan had a notional balance of approximately $10.1 million. In conjunction with the restructuring, we received a revised note with a face amount of approximately $10.5 million. As part of the analysis at the time of the restructuring of the loan, we determined that expected future gross receipts, exclusive of interest payments, from this investment were approximately equal to our carrying value of approximately $5.8 million. Accordingly, all principal amortization payments, including prepayments received from the limited cash sweep are applied to the carrying value of our asset. No gain or loss was recognized as a result of the restructuring. One month Libor was 0.24% and 0.30% at March 31, 2012 and December 31, 2011, respectively. Pursuant to Accounting Standards Codification Topic 310 Receivables (“ASC 310”), we recognize interest income at the effective interest rate based on Libor in effect at the inception of the restructured loan and using a weighted average spread of 7.20%. Accordingly, cash interest will be less than effective interest during the first three (3) years of the loan and cash interest will be greater than effective interest during the last two (2) years of the loan. As part of the restructuring, a new independent operator was brought in to manage the properties. Our cost basis in the loan at March 31, 2012 and December 31, 2011 was approximately $5.7 million and approximately $5.8 million, respectively.

Note 5 — Investments in Partially Owned Entities

The following table summarizes the Company’s investments in partially owned entities at March 31, 2012 and December 31, 2011 (in millions):

Investment	March 31, 2012	December 31, 2011
Senior Management Concepts Senior Living Portfolio	2.5	2.5

Total	$2.5	$2.5

Cambridge Medical Office Building Portfolio

On November 30, 2011, we sold our entire interest in the Cambridge Medical Office Portfolio (the “Cambridge Portfolio”) and subsequently dissolved our related partnership entities, ERC Sub, L.P. and ERC Sub, LLC. In December of 2007, we acquired an 85% equity interest in eight (8) limited partnerships that own nine (9) Class A medical office buildings owned and operated by affiliates of

Cambridge Holdings, Inc. (“Cambridge”). Our total investment was approximately $72.4 million consisting of: (i) approximately $61.9 million of cash, of which approximately $2.8 million was held back to perform tenant improvements; and (ii) subject to the properties achieving certain performance hurdles, the commitment to issue to Cambridge 700,000 operating partnership units (the “OP Units”) in ERC Sub, L.P. (the limited partnership through which we held our investment in the Cambridge Portfolio) with a stated value of $10.5 million. Total rentable area of the Cambridge Portfolio was approximately 767,000 square feet. As originally structured, Cambridge retained ownership of the remaining 15% interest in each of the limited partnerships and continued to operate the underlying properties pursuant to long-term management contracts. In accordance with the terms of our management agreements, Cambridge acted as the manager and leasing agent of each medical office building.

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

•	We issued a warrant (the “Warrant”) to Cambridge to purchase 300,000 shares of our common stock at $6.00 per share;

•	Our obligation to fund up to approximately $0.9 million in additional tenant improvements in the Cambridge Portfolio was eliminated;

•	Our aggregate interest in the Cambridge Portfolio was converted from a stated equity interest of 85% to a fixed dollar investment of $40 million with a preferred return of 14%;

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

Prior to April 15, 2011, we included 85% of the operating losses from the Cambridge Portfolio in our statements of operations and reduced the value of our investment in the Cambridge Portfolio based on such losses and the receipt of cash distributions. Our statement of operations for the three months ended March 31, 2011 includes the aforementioned allocated loss of approximately $0.8 million as well as a loss of approximately $0.3 million pertaining to an increase in the liability associated with the operating partnership units. The OP Units had been accounted for as a derivative obligation on our balance sheet. Their value was derived from our stock price (as each OP Unit was redeemable for one share of our common stock, or at the cash equivalent thereof, at our option), and the overall performance of the Cambridge Portfolio (as the number of OP Units eventually payable to Cambridge was subject to reduction to the extent such OP Units were utilized as credit support for our preferred distribution). The modified OP Units were valued based on the expected dividend equivalent payments equal to expected ordinary dividends declared and paid on our common stock to be made during the expected term of the OP Units, discounted by a risk adjusted rate.

On October 19, 2011, we entered into an agreement with Cambridge to amend the Omnibus Agreement (the “First Amendment”). Pursuant to the First Amendment, Cambridge was granted the ability to purchase our interest in the Cambridge Portfolio at any time up to December 9, 2011 for an amount equal to the sum of our $40 million fixed dollar investment plus our accrued but unpaid preferred return (approximately $2.0 million inclusive of our preferred distribution of cash flow from operations). As consideration for the First Amendment, Cambridge agreed to forfeit all of its rights and interests in the Warrant and the OP Units upon the earlier of the closing of such purchase or December 9, 2011.

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

Summarized financial information as of and for the three months ended March 31, 2011 of the Cambridge Portfolio is as follows (amounts in millions):

2011
Assets	$234.9
Liabilities	$218.4
Equity	$16.5
Revenue	$6.3
Expenses	$7.6
Net loss	$(1.3)

Senior Management Concepts Senior Living Portfolio

Until May 2011, we owned a preferred and common equity investment in four (4) independent and assisted living facilities located in Utah and operated by Senior Management Concepts, LLC (“SMC”), a privately held owner and operator of senior housing facilities. The four (4) private pay facilities contain 408 units of which 243 are independent living units and 165 are assisted living units. At the time of our acquisition, four (4) affiliates of SMC each entered into 15-year leases for the respective facilities that expire in 2022. We acquired our preferred and common equity interest in the SMC portfolio in December 2007, paying approximately $6.8 million in exchange for 100% of the preferred equity interests and 10% of the common equity interests in the four (4) properties. At the time of our initial investment, we entered into an agreement with SMC that provides for payments to us of an annual cumulative preferred return of 15.0% on our investment. In addition, we are to receive a common equity return payable for up to ten (10) years equal to 10.0% of budgeted free cash flow after payment of debt service and the preferred return as such amounts were determined prior to closing, as well as 10% of the net proceeds from a sale of one or more of the properties. Subject to certain conditions being met, our preferred equity interest in the properties is subject to redemption at par. If our preferred equity interest is redeemed, we have the right to put our common equity interests to SMC within 30 days after notice at fair market value as determined by a third-party appraiser. In addition, we have an option to put our preferred equity interest to SMC at par any time beginning on January 1, 2016, along with our common equity interests at fair market value as determined by a third-party appraiser.

In May 2011, with our prior consent, three (3) of the four (4) SMC properties were sold. We received approximately $6.6 million of gross proceeds consisting of approximately $5.2 million representing a return of our preferred equity investment allocable to the three (3) sold properties, approximately $0.9 million representing our 10% common equity interest in the three (3) sold properties and approximately $0.4 million which satisfied all outstanding delinquent preferred return and default interest payments. In conjunction with the sale of the three (3) properties, we returned a security deposit of approximately $0.4 million which was held by us as payment collateral for those facilities. We received approximately $12,000 in excess of the then current cost basis of our investment.

Subsequent to the aforementioned sale and through March 31, 2012, we retain our 100% preferred equity interest and 10% common equity interest in the remaining property in Utah. The remaining facility contains 120 units of which approximately one-half are assisted living and one-half are independent living. The property is subject to a lease which expires in 2022.

The summarized financial information as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011, for the Company’s unconsolidated joint venture in SMC, which for the three months ended March 31, 2011 includes the net results of operations for the three (3) properties sold in May 2011 as discontinued operations, is as follows (amounts in millions):

	March 31, 2012	December 31, 2011
Assets	$11.0	$11.1
Liabilities	14.7	14.6

Equity	$(3.6)	$(3.5)

	For the three months ended March 31, 2012	For the three months ended March 31, 2011
Revenue	$0.9	$3.3
Expenses	0.9	3.2
Net loss from discontinued operations	—	(0.0)

Net income (loss)	$(0.1)	$0.1

Note 6 — Identified Intangible Assets — leases in-place, net

The following table summarizes the Company’s identified intangible assets at March 31, 2012 and December 31, 2011 (in millions):

	March 31, 2012	December 31, 2011
Leases in-place — including above market leases of $2.7	$7.7	$7.7
Accumulated amortization	(0.9)	(0.8)

Total	$6.8	$6.9

The Company amortizes these intangible assets over the terms of the underlying leases on a straight-line basis. Amortization expense for each of the next five (5) years is expected to be approximately $0.4 million per annum and the amortization for above-market leases, which reduces rental income, is expected to be approximately $0.2 million per annum for each of the next five (5) years.

Note 7 — Borrowings under Mortgage Notes Payable

The following table summarizes the Company’s outstanding mortgage notes as of March 31, 2012 and December 31, 2011 (dollars in millions):

	Interest Rate	Date of Mortgage Note	Maturity Date	March 31, 2012	December 31, 2011
Red Mortgage Capital, Inc (12 properties)(1)	6.845%	June 2008	July 2015	$72.6	$72.8
Red Mortgage Capital, Inc (2 properties)(1)	7.17%	September 2008	July 2015	7.4	7.5
Key Bank National Association (3 properties)(2)	Libor +4.00%	September 2011	June 2012	15.2	15.3

Subtotal				95.2	95.6
Unamortized premium(3)				0.5	0.5

Total				$95.7	$96.1

(1)	The mortgage loan obtained on June 26, 2008 (the “June Bickford Loan”) requires a fixed monthly payment of approximately $0.5 million for both principal and interest, until maturity in July 2015, at which time the then outstanding balance of approximately $69.6 million is due and payable. The mortgage loan obtained on September 30, 2008 together with the June Bickford Loan, the “Bickford Loans”) provides for a fixed monthly debt service payment of approximately $52,000 for principal and interest until the maturity in July 2015 when the then outstanding balance of approximately $7.1 million is due and payable. In addition, we are required to make monthly escrow payments for taxes and reserves for which we are reimbursed by the Bickford Master Lessee under the Bickford Master Lease. Both mortgage loans are serviced by and payable to Red Mortgage Capital, Inc. (“Red Capital”) and contain prepayment restrictions that impact our ability to refinance either of the mortgage loans prior to 2015. The Bickford Loans are secured by separate cross-collateralized, cross-defaulted first priority mortgages/deeds of trust on each of the Bickford properties. The Bickford Loans are non-recourse to the Company except for certain non-recourse carveouts (customary for transactions of this type), as provided in the related guaranty agreements for the Bickford Loans. Each Bickford Loan contains typical representations and covenants for loans of this type. A breach of the representations or covenants could result in a default under each of the Bickford Loans, which would result in all amounts owing under each of the Bickford Loans to become immediately due and payable since all of the Bickford Loans are cross-defaulted. On March 31, 2012, the Bickford Loans had an effective yield of 6.88% and the Company was in compliance with respect to the financial covenants related to the Bickford Loans.

(2)	On September 20, 2011, in connection with our acquisition of the Greenfield properties, the Company entered into the Bridge Loan with KeyBank in the principal amount of approximately $15.5 million (see Notes 3 and 13). The Bridge Loan is secured by separate cross-collateralized, cross-defaulted first priority deeds of trust on each of the Greenfield properties. Care has guaranteed payment of up to $5.0 million of the obligations under the Bridge Loan. The Bridge Loan bears interest at a floating rate per annum equal to Libor plus 400 basis points, with no Libor floor, and provides for monthly interest and principal payments commencing on October 1, 2011. The Bridge Loan was scheduled to mature on June 20, 2012. On March 31, 2012, the Bridge Loan had an effective yield of 4.25% and the Company was in compliance with respect to the financial covenants related to the Bridge Loan. On April 24, 2012, Care refinanced the Bridge Loan for the Greenfield properties by entering into three separate non-recourse loans (each a “Greenfield Loan” and collectively the “Greenfield Loans”) with KeyCorp Real Estate Capital Markets, Inc. (“KeyCorp”) for an aggregate amount of $15,680,000. The Greenfield Loans bear interest at a fixed rate of 4.76%, amortize over a 30-year period, provide for monthly interest and principal payments commencing on June 1, 2012 and mature on May 1, 2022. The Greenfield Loans are secured by separate cross-collateralized, cross-defaulted first priority deeds of trust on each of the Greenfield properties. The Greenfield Loans are non-recourse to the Company except for certain non-recourse carveouts (customary for transactions of this type), as provided in the related guaranty agreements for each Greenfield Loan. Each Greenfield Loan contains typical representations and covenants for loans of this type. A breach of the representations or covenants could result in a default under each of the Greenfield Loans, which would result in all amounts owing under each of the Greenfield Loans to become immediately due and payable since all of the Greenfield Loans are cross-defaulted. KeyCorp intends to sell each of the Greenfield Loans to Federal Home Loan Mortgage Corporation (“Freddie Mac”) under Freddie Mac’s CME Program.

(3)	As a result of the utilization of push-down accounting in connection with the Tiptree Transaction, the Red Mortgage Capital mortgage notes payable were recorded at their then fair value of approximately $82.1 million, an increase of approximately $0.8 million over the combined amortized loan balances of approximately $81.3 million at August 13, 2010. The premium is amortized over the remaining term of such loans.

On February 1, 2012, the Company became party to the short sale of a $15.5 million 2.00% U.S. Treasury Note due November 15, 2021 (the “10-Year U.S. Treasury Note”). Care entered into this transaction in conjunction with its application to Freddie Mac for a ten-year fixed rate mortgage to be secured by the Greenfield properties in order to limit its interest rate exposure. For the three month period ended March 31, 2012, we had an unrealized gain on this open position of approximately $0.4 million (see Note 9). The Company closed the aforementioned short position upon rate locking the Freddie Mac mortgage on April 18, 2012 and realized a net gain of approximately $0.1 million. Tiptree acted as agent, through its prime broker, for us with respect to this transaction and assigned to us all of its rights and obligations related to this transaction.

Note 8 — Related Party Transactions

Services Agreement with TREIT Management LLC

The Company has a Services Agreement with TREIT pursuant to which TREIT provides certain advisory and support services related to the Company’s business. For such services, the Company: (i) pays TREIT a monthly base services fee in arrears of one-twelfth of 0.5% of the Company’s Equity (as defined in the Services Agreement) as adjusted to account for Equity Offerings (as defined in the Services Agreement); (ii) provides TREIT with office space and certain office-related services (as provided in the Services Agreement and subject to a cost sharing agreement between the Company and TREIT); and (iii) pays, to the extent earned, a quarterly incentive fee equal to the lesser of (a) 15% of the Company’s adjusted funds from operations (“AFFO”) Plus Gain/(Loss) on Sale (as defined in the Services Agreement) and (b) the amount by which the Company’s AFFO Plus Gain /(Loss) on Sale exceeds an amount equal to Adjusted Equity multiplied by the Hurdle Rate (as defined in the Services Agreement). Twenty percent (20%) of any such incentive fee shall be paid in shares of common stock of the Company, unless a greater percentage is requested by TREIT and approved by an independent committee of directors. On November 9, 2011, we entered into an amendment to the Services Agreement which clarified the basis upon which the Company calculates the quarterly incentive fee. The initial term of the Services Agreement extends until December 31, 2013. Unless terminated earlier in accordance with its terms, the Services Agreement will be automatically renewed for one year periods following such date unless either party elects not to renew. If the Company elects to terminate without cause, or elects not to renew the Services Agreement, a Termination Fee (as defined in the Services Agreement) shall be payable by the Company to TREIT. Such termination fee is not fixed and determinable.

For the three months ended March 31, 2012 and 2011, we incurred approximately $0.1 million and $0.1 million, respectively, in base service fee expense to TREIT. In addition, during the three months ended March 31, 2012 and 2011, we incurred an incentive fee payable to TREIT of none and approximately $0.3 million, respectively, of which 20% was paid in the Company’s common stock. For the three month period ended March 31, 2012, TREIT’s reimbursement to the Company for certain office related services was approximately $4,000. At March 31, 2012, accrued expenses payable to TREIT of approximately $43,000 for the outstanding base service fee was offset by the reimbursement due to us.

Other Transactions with Related Parties

At March 31, 2012 and December 31, 2011, Tiptree owns a warrant (the “2008 Warrant”) to purchase 652,500 shares of the Company’s common stock at $11.33 per share under the Manager Equity Plan adopted by the Company on June 21, 2007 (the “Manager Equity Plan”). The warrant is immediately exercisable and expires on September 30, 2018.

Note 9 — Fair Value Measurements

The Company has established processes for determining fair value measurements. Fair value is based on quoted market prices, where available. If listed prices or quotes are not available, then fair value is based upon internally developed models that primarily use inputs that are market-based or independently-sourced market parameters.

An asset or liability’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of valuation hierarchy are defined as follows:

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

Investments in loans — The estimated fair value of loans is determined utilizing either internal modeling using Level 3 inputs or third party appraisals. The methodology used to value the loans is based on collateral performance, credit risk, interest rate spread movements, and market data. Loans of the type which the Company invests in are infrequently traded and market quotes are not widely available and disseminated.

Obligation to issue operating partnership units — Prior to the sale of our interest in the Cambridge Portfolio, the fair value of our obligation to issue the OP Units associated with the Cambridge acquisition was based on internally developed valuation models, as quoted market prices were not available nor were quoted prices available for similar liabilities. Our model involved the use of management estimates as well as some Level 2 inputs. The variables in the model prior to April 15, 2011 included the estimated release dates of the shares out of escrow, based on the expected performance of the underlying properties, a discount factor of approximately 21%, and the market price and expected quarterly dividend of Care’s common shares at each measurement date. As discussed above in Note 5, pursuant to the Omnibus Agreement, as of April 15, 2011, the number of OP Units outstanding was reduced to 200,000 and the terms of such OP Units were altered to eliminate any conversion right and provided for forfeiture of the OP Units upon the occurrence of certain events. Under the modified terms, the variables (Level 3 inputs) in the model include the expected life of the OP Units, and the expected dividend rate on our common stock and a discount factor of 12%. The obligation with respect to OP Units was eliminated in conjunction with the sale of the Cambridge Portfolio.

U.S. Treasury Short-Sale — The estimated fair value of our position in a 10-Year U.S. Treasury Note is based on market quoted prices, a Level 1 input. For the purposes of determining fair value we obtain market quotes from at least two independent sources.

ASC 820 requires disclosure of the amounts of significant transfers among levels of the fair value hierarchy and the reasons for the transfers. In addition, ASC 820 requires entities to separately disclose, in their roll-forward reconciliation of Level 3 fair value measurements, changes attributable to transfers in and/or out of Level 3 and the reasons for those transfers. Significant transfers into a level must be disclosed separately from transfers out of a level. We had no transfers among levels for the three month periods ended March 31, 2012 and 2011.

Recurring Fair Value Measurement

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis on the condensed consolidated balance sheets as of March 31, 2012 (as of December 31, 2011 we had no such assets or liabilities):

	Fair Value at March 31, 2012
(dollars in millions)	Level 1	Level 2	Level 3	Total
Assets
10-Year U.S. Treasury Note (short sale)(1)	$0.4	$—	$—	$0.4

(1)	For the three month period ended March 31, 2012, we recorded an unrealized gain of approximately $0.4 million related to our short position on the 10-Year U.S. Treasury Note of November 15, 2021. Related to this position we were required to maintain approximately $0.6 million on margin which has been included in our other assets as of March 31, 2012 (see Note 7).

The tables below present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs during the three month period ended March 31, 2011 (for the three month period ended March 31, 2012 we had no such assets or liabilities). Level 3 instruments presented in the tables include a liability to issue OP Units, which were carried at fair value. The Level 3 instruments were valued using internally developed valuation models that, in management’s judgment, reflect the assumptions a marketplace participant would utilize:

Level 3 Instruments Fair Value Measurements March 31, 2011 (dollars in millions)	Obligation to Issue Partnership Units
Balance, December 31, 2010	$(2.1)
Net change in unrealized loss from obligations	(0.3)

Balance, March 31, 2011	$(2.4)

We are required to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. As discussed in Note 5, Cambridge forfeited all of its rights and interests in the OP Units upon the closing of the purchase of Care’s interest in the Cambridge Portfolio on November 30, 2011. As of December 31, 2011, we did not have any derivative instruments outstanding. As of March 31, 2012, the Company had one derivative instrument that pertained to the short position of the 10-Year U.S. Treasury Note due November 15, 2021, which had a fair value of approximately $0.4 million (see Note 7).

(dollars in millions)	March 31, 2012
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value

10-Year U.S. Treasury Note (short-sale)	Other assets	$0.4

(dollars in millions)	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments	Location of (Gain) Loss Recognized in Income on Derivative	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Operating partnership units	Unrealized loss on derivative instruments	$—	$(0.3)
10-Year U.S. Treasury Note (short sale)	Unrealized gain on derivative instruments	$0.4	$—

Estimates of other assets and liabilities in financial statements

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

In addition to the amounts reflected in the financial statements at fair value as provided above, cash and cash equivalents, restricted cash, accrued interest receivable, accounts payable and other liabilities reasonably approximate their fair values due to the short maturities of these items. The mortgage notes payable that were used to finance the acquisitions of the Bickford properties have a combined fair value of approximately $83.9 and $84.8 million as of March 31, 2012 and December 31, 2011, respectively. The fair value of the debt was calculated by determining the present value of the agreed upon interest and principal payments at a discount rate reflective of financing terms currently available to us for collateral with the similar credit and quality characteristics (based on Level 2 measurements). The Bridge Loan used to finance the Greenfield acquisition is a floating rate facility and closed on September 20, 2011. Due to the short -term nature of the Bridge Loan and the fact that it has a floating interest rate, the carrying value of the Bridge Loan approximates fair market value as of March 31, 2012 and December 31, 2011. We determined that the fair value of our loan investment, computed by discounting expected future cash flow at market rate, was approximately equal to our carrying value at March 31, 2012 and December 31, 2011.

Note 10 — Stockholders’ Equity

Our authorized capital stock consists of 100,000,000 shares of preferred stock, $0.001 par value and 250,000,000 shares of common stock, $0.001 par value. As of March 31, 2012 and December 31, 2011, no shares of preferred stock were issued and outstanding and 10,223,427 and 10,171,550 shares of our common stock were issued and outstanding, respectively.

Tiptree owns the 2008 Warrant which entitles it to purchase 652,500 shares of our common stock at a price of $11.33 per share under the Manager Equity Plan, which was adopted in June 2007 (the “Manager Equity Plan”). The 2008 Warrant is immediately exercisable and expires on September 30, 2018.

On January 3, 2012, we issued 2,304 shares of common stock with a combined aggregate fair value of approximately $15,000 to our independent directors as part of their retainer for the fourth quarter of 2011. Each independent director receives an annual base retainer of $50,000, payable quarterly in arrears, of which 70% is paid in cash and 30% in shares of Care common stock. Shares are issued under our Equity Plan, which was adopted in June 2007 (the “Equity Plan”).

On March 30, 2012, we issued 49,573 common shares with a combined aggregate fair value of approximately $345,000 to TREIT in conjunction with the 2011 fourth quarter incentive fee due under the Services Agreement (see Note 8). These shares were issued under the Manager Equity Plan.

As of March 31, 2012, 172,260 common shares remain available for future issuances under the Equity Plan and 134,629 shares (which is net of 652,500 shares that are reserved for potential issuance upon conversion of the 2008 Warrant) remain available for future issuances under the Manager Equity Plan.

Note 11 — Income (Loss) per Share (in thousands, except share and per share data)

	Three Months Ended
	March 31, 2012	March 31, 2011
Net income or (loss) per share of common stock
Net income (loss) per share, basic	$0.03	$(0.11)
Net income (loss) per share, diluted	$0.03	$(0.11)

Numerator:
Net income (loss), basic and diluted	$294	$(1,113)

Denominator:
Weighted average common shares outstanding, basic	10,175,438	10,140,422
Shares underlying RSU Grants	10,784	—

Weighted average common shares outstanding, diluted	10,186,222	10,140,422

For the three months ended March 31, 2012, diluted income per share includes the effect of 100,153 unvested restricted stock units which were granted to certain officers and employees on December 30, 2011. The restricted stock units are participating securities.

For the three months ended March 31, 2011, diluted loss per share was the same as basic loss per share and excludes the effect of 501,966 common shares pertaining to the OP Units issued to Cambridge (see Note 5) that were held in escrow, prior to being restructured on April 15, 2011 in conjunction with the Omnibus Agreement, when they were no longer redeemable for or convertible into shares of our common stock, as they were anti-dilutive.

All periods above exclude the dilutive effect of the 2008 Warrant convertible into 652,500 shares because the exercise price was more than the average market price during such periods.

Note 12 — Commitments and Contingencies

The table below summarizes our remaining contractual obligations as of March 31, 2012.

Amounts in millions	2012	2013	2014	2015	2016	2017	Thereafter	Total
Mortgage notes payable and related interest	$20.0	$6.5	$6.5	$80.4	$—	$—	$—	$113.4
Base Service Fee Obligations(1)	0.5	0.5	—	—	—	—	—	1.0
Operating Lease Obligations(2)	0.2	0.2	0.2	0.2	0.3	0.2	0.4	1.7

Total	$20.7	$7.2	$6.7	$80.6	$0.3	$0.2	$0.4	$116.1

(1)	TREIT base service fee, subject to increase based on changes in shareholders’ equity. The termination fee payable to TREIT in the event of non-renewal of the Services Agreement by the Company is not fixed and determinable and is therefore not included in the table.
(2)	Minimum rental obligations for Company office lease.

For the three month periods ended March 31, 2012 and 2011, rent expense for the Company’s office lease was approximately $0.1 million and $0.1 million, respectively.

Litigation

Care is not presently involved in any material litigation or, to our knowledge, is any material litigation threatened against us or our investments, other than routine litigation arising in the ordinary course of business. Management believes the costs, if any, incurred by us related to litigation will not materially affect our financial position, operating results or liquidity.

Note 13 — Subsequent Events

Share Issuances

On April 3, 2012, we issued 2,124 shares of common stock with a combined aggregate fair value of approximately $15,000 to our independent directors as part of their quarterly retainer for the quarter ended March 31, 2012.

Dividends Declaration

On April 3, 2012, the Company declared a cash dividend of $0.135 per share of common stock with respect to the fourth quarter of 2011 which was paid on May 1, 2012 to stockholders of record as of April 17, 2012. Such dividend will be treated as a 2012 distribution for tax purposes.

On May 10, 2012, the Company declared a cash dividend of $0.135 per share of common stock for the quarter ended on March 31, 2012 payable on June 7, 2012 to stockholders of record as of May 24, 2012.

Mortgage Financing

On April 24, 2012, Care refinanced the Bridge Loan for the Greenfield properties by entering into three (3) separate non-recourse loans with KeyCorp for an aggregate amount of $15,680,000. The Greenfield Loans bear interest at a fixed rate of 4.76%, amortize over a 30-year period, provide for monthly interest and principal payments commencing on June 1, 2012 and mature on May 1, 2022. The Greenfield Loans are secured by separate cross-collateralized, cross-defaulted first priority deeds of trust on each of the Greenfield properties. The Greenfield Loans are non-recourse to the Company except for certain non-recourse carveouts (customary for transactions of this type), as provided in the related guaranty agreements for each Greenfield Loan. Each Greenfield Loan contains typical representations and covenants for loans of this type. A breach of the representations or covenants could result in a default under each of the Greenfield Loans, which would result in all amounts owing under each of the Greenfield Loans to become immediately due and payable since all of the Greenfield Loans are cross-defaulted. KeyCorp intends to sell each of the Greenfield Loans to Freddie Mac under Freddie Mac’s CME Program.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

Our disclosure and analysis in this Form 10-Q, and the documents that are incorporated by reference herein contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements provide our current expectations or forecasts of future events and are not statements of historical fact. These forward-looking statements include information about possible or assumed future events, including, among other things, discussion and analysis of our future financial condition, results of operations and funds from operations (“FFO”) and adjusted funds from operations (“AFFO”), our strategic plans and objectives, cost management, occupancy and leasing rates and trends, liquidity and ability to refinance our indebtedness as it matures, anticipated capital expenditures (and access to capital) required to complete projects, amounts of anticipated cash distributions to our stockholders in the future and other matters. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward looking statements. We are not obligated to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise. Statements regarding the following subjects, among others, are forward-looking by their nature:

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

•

the financial condition and performance of our tenants, borrowers, operators, corporate customers, joint-venture partners, lenders and/or institutions that hold our cash balances, which may expose us to increased risks of default by these parties;

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

•

actual and potential conflicts of interest with Tiptree Financial Partners, L.P. (“Tiptree”), TREIT Management LLC (“TREIT”), Tiptree Capital Management LLC (“Tiptree Capital”), their respective affiliates and their related persons and entities;

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

The following should be read in conjunction with the condensed consolidated financial statements and notes included herein. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) contains certain non-GAAP financial measures. See “Non-GAAP Financial Measures” and supporting schedules for reconciliation of our non-GAAP financial measures to the comparable GAAP financial measures.

Overview

Care Investment Trust Inc. (all references to “Care,” “the Company,” “we,” “us,” and “our” means Care Investment Trust Inc. and its subsidiaries) is an equity real estate investment trust (“REIT”) that invests in healthcare facilities including assisted-living, independent-living, memory care, skilled nursing and other healthcare-related real estate assets. The Company, which utilizes a hybrid management structure containing components of both internal and external management, was incorporated in Maryland in March 2007 and completed its initial public offering on June 22, 2007.

As of March 31, 2012, we maintain a geographically-diversified investment portfolio consisting of approximately $2.5 million (2%) in unconsolidated joint ventures that own real estate, approximately $128.2 million (94%) in wholly-owned real estate and approximately $5.7 million (4%) in mortgage loans. As of March 31, 2012, Care’s portfolio of assets consists of wholly-owned real estate of senior housing facilities, including assisted living, independent living and memory care facilities, as well as a joint-venture which owns an assisted / independent living facility and a mortgage loan secured by senior housing facilities and a multifamily property. Our wholly-owned senior housing facilities are leased, under triple-net leases, which require the tenants to pay all property-related expenses.

As a REIT, we are generally not subject to income taxes. To maintain our REIT status, we are required to distribute on an annual basis dividends equal to at least 90% of our REIT taxable income, as defined by the Internal Revenue Code of 1986, as amended (the “Code”), to our stockholders, among other requirements. If we fail to qualify as a REIT in any taxable year, we would be subject to U.S. federal income tax on our taxable income at regular corporate tax rates.

Transactions in 2011 and 2012

In May 2011, with our prior consent, Senior Management Concept, LLC (“SMC”) sold three (3) of the four (4) properties in our SMC portfolio. We received approximately $6.6 million of gross proceeds consisting of approximately $5.2 million which represented a return of our preferred equity investment in the three (3) sold properties, approximately $0.9 million representing our 10% common equity interest in the three (3) sold properties and approximately $0.4 million which satisfied all outstanding delinquent preferred return and default interest payments owed us. In conjunction with the sale of the three (3) properties, we returned a security deposit of approximately $0.4 million which was held by us as payment collateral for those facilities. We received approximately $12,000 in excess of the then current cost basis of our investment.

In September of 2011, the Company acquired three (3) assisted living and memory care facilities located in Virginia from affiliates of Greenfield Senior Living, Inc. (“Greenfield”). The aggregate purchase price for the three (3) properties was $20.8 million, of which approximately $15.5 million was funded with the proceeds of a first mortgage bridge loan (the “Bridge Loan”) with KeyBank N. A. (“KeyBank”), and the balance with cash on hand. Concurrent with the acquisition, the properties were leased to three (3) wholly-owned affiliates of Greenfield, which are responsible for operating each of the properties pursuant to a triple net master lease (the “Greenfield Master Lease”). The initial term of the Greenfield Master Lease is 12 years with two (2) renewal options of ten (10) years each. Rent payments during the first year are approximately $1.7 million, with annual rental increases of 2.75% during the initial term of the lease. At the end of the initial term, Greenfield, subject to certain conditions, holds a one-time purchase option that provides the right to acquire all three (3) of the properties at the then fair market value. Greenfield has guaranteed the obligations of the tenants under the Greenfield Master Lease.

In November 2011, Care consummated the sale of its interest in its nine (9) property medical office portfolio (the “Cambridge Portfolio”) for total cash consideration of approximately $42.0 million, which included approximately $1.2 million of income allocable to our preferred distribution of cash flow from operations. Pursuant to an amendment to the Omnibus Agreement entered into in October 2011, the Company granted to Cambridge Holdings LLC and its affiliates (“Cambridge”) the option to purchase all of Care’s interest in the medical office portfolio at any time up to December 9, 2011, for an amount equal to the sum of the Company’s $40.0 million preferred fixed dollar investment plus its accrued but unpaid preferred return of approximately $2.0 million. In connection with the sale, the remaining 200,000 operating partnership units and a warrant to purchase 300,000 shares of the Company’s common stock previously issued to Cambridge were canceled.

Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2011 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no significant changes to those policies during the three-month period ended March 31, 2012.

Results of Operations

Comparison of the three months ended March 31, 2012 and the three months ended March 31, 2011

Revenue

During the three month period ended March 31, 2012, we recognized approximately $3.4 million of rental revenue and approximately $0.4 million of reimbursable income on our Bickford properties (the “Bickford Portfolio”) and our Greenfield properties (the “Greenfield Portfolio”), as compared with approximately $3.0 million of rental revenue and approximately $0.3 million of reimbursable income related solely to the Bickford Portfolio during the comparable period in 2011. We did not acquire the Greenfield Portfolio until September 2011. This represents an increase of approximately $0.4 million in rental revenue and an increase of approximately $0.1 million in reimbursable income for the comparable three month periods. Reimbursable income includes real estate taxes and certain other escrows that we collect on behalf of our Bickford and Greenfield Portfolios and which are used to pay such expense as they come due.

We earned interest income on our remaining loan investment, which is part of a syndicated loan in which we have an approximately one-third interest, of approximately $0.2 million for each of the three month periods ended March 31, 2012 and 2011. Our loan portfolio had a lower average outstanding principal loan balance during the three month period ended March 31, 2012, as compared with the comparable period during 2011, as a result of scheduled principal payments and prepayments received. The impact of the reduction in the outstanding principal balance is partially offset by the increase in the applicable interest rate for the three months ended March 31, 2012 resulting from a restructuring of the loan in November 2011. We recognized interest income for the three months ended March 31, 2012 at an effective interest rate based on Libor in effect at the inception of the restructured loan and using a weighted average spread of 7.20%. For the three months ended March 31, 2011, the effective yield was 4.30%.

Expenses

For the three months ended March 31, 2012, we recorded base service fee and incentive fee expense under our services agreement with TREIT for certain advisory and support services (the “Services Agreement”) of approximately $0.1 million (base) and none (incentive), respectively, as compared with approximately $0.1 million (base) and approximately $0.3 million (incentive), respectively, for the comparable period in 2011. The decrease of approximately $0.3 million in incentive fee expense in 2012 is primarily attributable to the sale of our interest in the Cambridge Portfolio which occurred in November 2011, thereby reducing the Company’s AFFO Plus Gain (Loss) on Sale (as defined in the Services Agreement) for three month period ended March 31, 2012 as compared to the comparable period in 2011.

Marketing, general and administrative expenses, which include fees for professional services, such as audit, legal and investor relations; directors & officers (D&O) insurance; general overhead costs for the Company; and employee salaries and benefits, as well as, fees paid to our directors were approximately $1.2 million for the three month period ended March 31, 2012 as compared with approximately $0.8 million for the comparable period in 2011, an increase of approximately $0.4 million. The increase is primarily attributable to an increase of approximately $0.3 million in professional fees incurred during the first quarter of fiscal 2012 and an increase of approximately $0.1 million in compensation expense and benefits relating to stock-based compensation costs associated with restricted stock units granted on December 30, 2011 and an increase in the number of full-time employees. The increase in these costs were partially offset by a reduction in D&O insurance costs during the three months ended March 31, 2012 as compared to the comparable period in 2011.

The services fees, incentive fees, expense reimbursements, and the relationship between us and our advisor, TREIT, are discussed further in Note 8 to the Condensed Consolidated Financial Statements.

Reimbursed property expenses include real estate taxes and other reserves that we collect and disburse on behalf of our tenants in our owned properties. Reimbursable expenses for the three months ended March 31, 2012 were approximately $0.4 million as compared to approximately $0.3 million during the comparable period in 2011. The increase is primarily attributable to the additional properties acquired in the September 2011 Greenfield transaction. Reimbursable income approximately offsets reimbursable expenses.

Depreciation and Amortization

Depreciation and amortization expenses amounted to approximately $1.0 million for the three months ended March 31, 2012 as compared to approximately $0.9 million during the three months ended March 31, 2011. The depreciation and amortization expense for the three month period ended March 31, 2011 related to the Bickford Portfolio. For the three month period ended March 31, 2012, depreciation and amortization expense included the Bickford Portfolio as well as the Greenfield Portfolio which the Company acquired in September 2011. Also included in depreciation and amortization were expenses related to the amortization of the in-place leases related to these properties as well as depreciation related to the Company’s corporate headquarters.

Income or loss from investments in partially-owned entities

For the three month period ended March 31, 2012 income from partially-owned entities amounted to approximately $0.1 million as compared with a loss of approximately $0.6 million for the comparable period in 2011, a change of approximately $0.7 million. For the first three months of 2011, our allocable non-cash operating loss from the Cambridge Portfolio was approximately $1.1 million, which included approximately $2.6 million attributable to our share of the depreciation and amortization expenses associated with these properties. We sold our interest in the Cambridge Portfolio in November 2011. This was partially offset by our share of equity income in the SMC properties for the period of approximately $0.4 million which included approximately $0.1 million of delinquent payments that we had not previously recognized. In May 2011, three (3) of the four (4) SMC properties were sold, thereby reducing our quarterly income for the three month period ended March 31, 2012 to approximately $0.1 million. In November 2011 we sold our entire interest in the Cambridge Portfolio and, accordingly, did not recognize a non-cash operating loss with respect to this asset in the period ended March 31, 2012.

Unrealized gain or loss on derivative instruments

During the three month period ended March 31, 2012, we recognized an unrealized gain on derivative instruments of approximately $0.4 million relating to our short-position on a 2.00% U.S. Treasury Note due November 15, 2021 (the “10-Year U.S.

Treasury Note”), as compared to an approximately $0.3 million unrealized loss recognized during the comparable period in 2011 relating to the fair value of our obligation to issue operating partnership units (“OP Units”) related to the Cambridge Portfolio, a difference of approximately $0.7 million. During the quarter ended March 31, 2012, we became party to the short sale of a $15.5 million 10-Year U.S. Treasury Note in anticipation of entering into a ten-year fixed rate mortgage secured by our Greenfield Portfolio, the interest rate on which would be determined by a fixed spread over the 10-year U.S. Treasury Note (see Note 7 to the Condensed Consolidated Financial Statements). Our obligation with respect to the OP Units associated with the Cambridge Portfolio was eliminated upon the sale of our interest in the Cambridge Portfolio in the fourth quarter of 2011.

Interest Expense

We incurred interest expense of approximately $1.6 million for the three month period ended March 31, 2012 as compared with interest expense of approximately $1.4 million for the three month period ended March 31, 2011. Interest expense for both of these periods ended March 31 includes the interest payable on the mortgage debt secured by the Bickford Portfolio. Interest expense for the comparable period in 2012 also includes the interest in the amount of approximately $0.2 million on our Bridge Loan with KeyBank secured by the Greenfield Portfolio (see Notes 7 and 13 to the Condensed Consolidated Financial Statements).

Liquidity and Capital Resources

Short-term Liquidity Needs

Liquidity is a measurement of our ability to meet short and long-term cash needs. Our principal current cash needs are: (i) to fund operating expenses, including potential expenditures for repairs and maintenance of our properties and debt service on our outstanding mortgage loan obligations; (ii) to distribute 90% of our REIT taxable income to our stockholders in order to maintain our REIT status; and (iii) to fund other general ongoing business needs, including employee compensation expense, D&O insurance, administrative expenses, as well as property acquisitions and investments. As of March 31, 2012, we did not have any development and / or redevelopment projects or any outstanding purchase obligations for the acquisition of additional assets. Our primary sources of liquidity are our current working capital, rental income from our wholly-owned real estate properties, distributions from our interest in a partially-owned entity which holds real estate, interest income and principal paydowns on our remaining loan investment and interest income earned from our available cash balances. Management currently believes that the Company has adequate liquidity to meet its short-term capital needs.

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

Long-term Liquidity Needs

Our long-term liquidity requirements consist primarily of funds necessary for scheduled debt maturities, property acquisitions, developments and redevelopments of health-care facilities and other non-recurring capital expenditures that are needed periodically for our properties. We currently do not have a revolving credit facility or other credit line. As we grow our business, we may seek additional equity and/or debt financing. We may also pursue joint ventures with equity partners as a means of capitalizing property acquisitions. We may also in the future issue operating partnerships units in either UpREIT or DownREIT transactions, which units could be convertible into our common stock. However, our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by potential and current lenders. Our ability to access additional equity and/or debt capital will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about our Company. Nevertheless, we believe that these sources of liquidity, in addition to existing working capital and cash provided by operations, will allow us to meet our anticipated future liquidity needs.

We routinely review our liquidity requirements and believe that our current cash flows are sufficient to allow us to continue operations, satisfy our contractual obligations and pay dividends to our stockholders. Sources of cash and cash equivalents, cash flows provided by (used in) operating activities, investing activities and financing activities are discussed below.

Cash and Cash Equivalents

Cash and cash equivalents were approximately $49.9 million at March 31, 2012 as compared with approximately $52.3 million at December 31, 2011, a decrease of approximately $2.4 million. The decrease in cash during the three months ended March 31, 2012 was primarily due to the payment of approximately $1.4 million in base service fees and incentive fees to our advisor TREIT, posting of approximately $0.6 million cash as margin for our U.S. Short Treasury position, payment of approximately of $0.4 million principal payments on outstanding mortgage loans and payment of approximately $0.8 million in 2011 cash bonuses. This amount was partially offset by positive net operating results for the three months ended March 31, 2012. During our first fiscal quarter of 2012, cash of approximately $1.4 million was used in operating activities, approximately $0.5 million used in investing activities, and approximately $0.4 million used in financing activities.

Cash Uses

The Company continually evaluates new investment opportunities in healthcare properties as well as expansions and/or modifications to existing investments. The availability of attractive investment opportunities that are suitable for our risk-adjusted return parameters, and the availability of third-party financing will impact our uses of cash in 2012. In addition, in 2012 we expect to use cash to fund operating expenses, including potential expenditures for repairs and maintenance of our properties and debt service on our outstanding mortgage loan obligations, as well as other general ongoing business needs, including employee compensation expense, D&O insurance, professional fees and rent. We also expect to distribute cash to our stockholders in the form of dividends and/or return of capital.

Cash from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2012 was approximately $1.4 million as compared with approximately $2.4 million provided by operating activities for the comparable 2011 period, a difference of approximately $3.8 million. The change was primarily attributable to an approximately $0.4 million increase in operating expenses associated with legal, audit, tax and other professional fee expenses and incremental compensation expense; an increase in rental revenues of approximately $0.5 million; a reduction of approximately $1.1 million of cash distributions from the Company’s investments in partially-owned entities resulting from our sale of the Cambridge Portfolio; and a decrease of approximately $0.3 million in fees incurred to our advisor TREIT, of which 20% is payable in stock. The net change in operating assets and liabilities used was approximately $2.1 million in the three month period ended March 31, 2012.

Cash from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2012 was approximately $0.5 million as compared with approximately $1.1 million provided by investing activities for the three months ended March 31, 2011, a difference of approximately $1.6 million. The change is primarily attributable to the receipt of loan repayments of approximately $1.3 million in the first quarter 2011 as compared to the receipt of loan repayments of approximately $0.1 million for the comparable period in 2012; the posting of approximately $0.6 million cash used as margin for our U.S. Short Treasury position during the three month period ended March 31, 2012; and fixed asset purchases in 2011 of approximately $0.2 million.

Cash from Financing Activities

Net cash used in financing activities for the three months ended March 31, 2012 was approximately $0.4 million as compared with approximately $0.2 million for the three months ended March 31, 2011, a difference of approximately $0.2 million. The change is primarily attributable to the scheduled principal repayments under our mortgage notes of approximately $0.4 million for the three months ended March 31, 2012 as compared to approximately $0.2 million for the comparable 2011 period, partially offset by approximately $0.1 million of cash expenses pertaining to deferred financing costs in 2012 that did not occur in the comparable period in 2011.

Debt

On June 26, 2008, in connection with the acquisition of the initial 12 properties from Bickford Senior Living Group LLC (“Bickford”) (discussed in Note 3 to the Condensed Consolidated Financial Statements), we entered into a mortgage loan with Red Mortgage Capital, Inc. (“Red Capital”) in the principal amount of approximately $74.6 million. The mortgage loan has a fixed interest rate of 6.845% and requires a fixed monthly payment of approximately $0.5 million for principal and interest, until maturity in July 2015, at which time the then outstanding balance of approximately $69.6 million is due and payable. In addition, we are required to make monthly escrow payments for taxes and reserves for which we are reimbursed by the tenants of these properties. The mortgage loan is collateralized by the 12 properties.

On September 30, 2008, we acquired two (2) additional properties from Bickford and entered into a second mortgage loan with Red Capital in the principal amount of approximately $7.6 million. The mortgage loan has a fixed interest rate of 7.17% and it provides for a fixed monthly debt service payment of approximately $52,000 for principal and interest until the maturity in July 2015 when the then outstanding balance of approximately $7.1 million is due and payable. In addition, we are required to make monthly escrow payments for taxes and reserves for which we are reimbursed by the tenants of these properties. The mortgage loan is collateralized by the two (2) properties.

Both mortgage loans payable to Red Capital (the “Bickford Loans”) contain prepayment restrictions that impact our ability to refinance either of the mortgage loans prior to 2015. The Bickford loans are secured by separate cross-collateralized, cross-defaulted first priority mortgages/deeds of trust on each of the Bickford properties. The Bickford loans are non-recourse to the Company except for certain non-recourse carveouts (customary for transactions of this type), as provided in the related guaranty agreements for the Bickford loans. Each Bickford Loan contains typical representations and covenants for loans of this type. A breach of the representations or covenants could result in a default under each of the Bickford Loans, which would result in all amounts owing under each of the Bickford Loans to become immediately due and payable since all of the Bickford Loans are cross-defaulted. As of March 31, 2012, approximately $0.5 million of premium remains to be amortized over the remaining term of the two (2) mortgage loans.

On September 20, 2011, we entered into the Bridge Loan with KeyBank in the principal amount of approximately $15.5 million for the purpose of financing the purchase price for the Greenfield Portfolio. The Bridge Loan bore interest at a floating interest rate equal to Libor plus 4.00% with no Libor floor, and provided for monthly interest and principal payments commencing on October 1, 2011. On March 31, 2012, the Bridge Loan had an effective yield of 4.25%. On April 24, 2012 Care refinanced the Bridge Loan for the Greenfield Portfolio by entering into three separate non-recourse loans (each a “Greenfield Loan” and collectively the “Greenfield Loans”) with KeyCorp Real Estate Capital Markets, Inc. (“KeyCorp”) for an aggregate amount of $15,680,000. The Greenfield Loans bear interest at a fixed rate of 4.76%, amortize over a 30-year period, provide for monthly interest and principal payments commencing on June 1, 2012 and mature on May 1, 2022. The Greenfield Loans are secured by separate cross-collateralized, cross-defaulted first priority deeds of trust on each of the Greenfield properties. The Greenfield Loans are non-recourse to the Company except for certain non-recourse carveouts (customary for transactions of this type), as provided in the related guaranty agreements for each Greenfield Loan. Each Greenfield Loan contains typical representations and covenants for loans of this type. A breach of the representations or covenants could result in a default under each of the Greenfield Loans, which would result in all amounts owing under each of the Greenfield Loans to become immediately due and payable since all of the Greenfield Loans are cross-defaulted. KeyCorp intends to sell each of the Greenfield Loans to Federal Home Loan Mortgage Corporation (“Freddie Mac”) under Freddie Mac’s CME Program.

The Company leases its corporate office space with monthly rental payments approximating $20,000. The lease expires March 7, 2019.

Per the terms of the Services Agreement, the Company is obligated to: (i) pay TREIT a monthly base services fee of one-twelfth of 0.5% of the Company’s Equity (as defined in the Services Agreement), as adjusted to account for Equity Offerings (as defined in the Services Agreement), (ii) provide TREIT with office space and certain office related services (as provided in the Services Agreement and subject to a cost sharing agreement between the Company and TREIT); and (iii) pay a quarterly incentive fee, if earned, equal to the lesser of (a) 15% of the Company’s AFFO Plus Gain/(Loss) on Sale (as defined in the Services Agreement) and (b) the amount by which the Company’s AFFO Plus Gain /(Loss) on Sale exceeds an amount equal to Adjusted Equity multiplied by the Hurdle Rate (as defined in the Services Agreement) (see Note 8 to the Condensed Consolidated Financial Statements). On November 9, 2011, we entered into an amendment to the Services Agreement which clarified the basis upon which the Company calculates the quarterly incentive fee. On April 19, 2012, Tiptree and Tricadia Holdings entered into an agreement whereby TREIT and Tiptree Capital will become wholly-owned subsidiaries of Tiptree. The Services Agreement will remain in full effect following the closing of this transaction.

Equity

As of March 31, 2012, we had 10,223,427 shares of common stock and no shares of preferred stock outstanding.

On March 30, 2012, the Company issued 49,573 common shares to TREIT in conjunction with its quarterly incentive fee due under the Services Agreement for the fourth quarter of 2011. These shares were issued under the Manager Equity Plan, which was adopted in June 2007 (the “Manager Equity Plan”).

On January 3, 2012, we issued 2,304 shares of common stock with a combined aggregate fair value of approximately $15,000 to our independent directors as part of their quarterly retainer for the fourth quarter of 2011. The shares were issued under the equity plan, which was adopted in June 2007 (the “Equity Plan”). Each independent director receives an annual base retainer of $50,000, payable quarterly in arrears, of which 70% is paid in cash and 30% in shares of Care common stock. Shares granted as part of the annual retainer vest immediately and are included in general and administrative expense.

Tiptree owns a warrant (the “2008 Warrant”) to purchase 652,500 shares of our common stock at a price of $11.33 per share. The 2008 Warrant is immediately exercisable and expires on September 30, 2018.

In December 2011, we granted 100,153 restricted stock units (“RSUs”) to certain officers and employers at a grant date fair value of approximately $0.7 million. During the three months ended March 31, 2012, we recognized approximately $54,000 as compensation cost related to the ratable vesting.

As of March 31, 2012, 172,260 common shares remain available for future issuances under the Equity Plan and 134,629 shares (which is net of 652,500 shares that are reserved for potential issuance upon conversion of the 2008 Warrant) remain available for future issuances under the Manager Equity Plan.

Distributions

We are required to distribute 90% of our REIT taxable income (excluding the deduction for dividends paid and capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. Accordingly, we intend to make, but are not contractually bound to make, regular quarterly distributions to holders of our common stock and, when applicable, dividend equivalent payments to holders of RSUs. All such distributions are authorized at the discretion of our board of directors. We consider market factors and our performance in addition to REIT requirements in determining distribution levels.

On April 3, 2012, the Company declared a cash dividend of $0.135 per share of common stock for the quarter ended on December 31, 2011, which was paid to stockholders of record at the close of business on April 17, 2012. For tax purposes, this will be treated as a 2012 distribution.

On May 10, 2012, the Company declared a cash dividend of $0.135 per share of common stock for the quarter ended on March 31, 2012 payable on June 7, 2012 to stockholders of record as of May 24, 2012.

Our ability to make future distributions depends upon a number of factors, including our future earnings. We may be unable to maintain our current rate of distributions and future distributions may be suspended or paid at a lesser rate than the distributions we now pay.

Current Market Conditions

The U.S. economy is still experiencing weakness from the recent economic conditions, which resulted in increased unemployment, weakening of tenant financial condition, large-scale business failures and tight credit markets. Our results of operations may be sensitive to changes in overall economic conditions that impact tenant leasing practices. Adverse economic conditions affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could reduce overall tenant leasing or cause tenants to shift their leasing practices. In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, could result in a general decline in rents or an increased incidence of defaults under existing leases. Recently, high levels of unemployment have persisted, and rental rates and valuations have not fully recovered to pre-recession levels and may not for a number of years. Furthermore, the uncertainty surrounding the rapidly increasing national debt of the U.S. and continuing global economic malaise have kept markets volatile. These unstable conditions could continue for a prolonged period of time. It is difficult to determine the breadth and duration of the financial market problems and the many ways in which they may affect our tenants and our business in general. A significant additional deterioration in the U.S. economy or the bankruptcy or insolvency of one or more of our significant tenants could cause our current plans to meet any projected cash obligations to be insufficient.

Contractual Obligations

The table below summarizes our contractual obligations as of March 31, 2012 (amounts in millions):

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Mortgage notes payable and related interest	$113.4	$21.7	$91.7	$—	$—
Base service fee obligations(1)	1.0	0.5	0.5	—	—
Operating lease obligations(2)	1.7	0.2	0.7	0.7	0.1

Total	$116.1	$22.4	$92.9	$0.7	$0.1

(1)	TREIT base service fee, subject to increase based on changes in shareholders’ equity. The termination fee payable to TREIT in the event of non-renewal of the Services Agreement by the Company is not fixed and determinable and is therefore not included in the table.
(2)	Minimum rental obligations for Company office lease.

On November 4, 2010, the Company entered into the Services Agreement with TREIT pursuant to which TREIT will provide certain advisory services related to the Company’s business. For such services, the Company will pay TREIT a monthly base services fee in arrears of one-twelfth of 0.5% of the Company’s Equity (as defined in the Services Agreement). The initial term of the Services Agreement shall expire on December 31, 2013 and will renew automatically each year thereafter for an additional one-year period unless the Company or TREIT elects not to renew.

For a discussion of Care’s debt, see “Liquidity and Capital Resources — Debt.”

Acquisitions and Dispositions

Management continually monitors potential investment and expansion opportunities. Our focus is on potential acquisitions in the senior housing industry which provide attractive risk adjusted returns. Our overall strategy is to identify strong and experienced regional operators of assisted living, independent living and memory care facilities who are looking to expand and diversify their operations by entering into strategic relationships with capital partners. We believe that by entering into such relationships, we will not only generate attractive current returns for our stockholders, but create a forward pipeline of additional opportunities as well. While cap rates for larger portfolios have compressed during the past few years, thereby increasing the cost of acquisitions, we continue to see opportunities to acquire small portfolios of three (3) to ten (10) properties at attractive yields.

As of March 31, 2012, the Company did not have any definitive purchase and sale obligations with regard to any real estate transactions. The Company regularly evaluates potential real estate acquisitions and dispositions. While current and projected returns for a subject property significantly influence the decision making process, other items, such as the impact on the geographical diversity of the Company’s portfolio, the type of property, the Company’s experience with and the overall reputation of the property operator and the availability of mortgage financing are also taken into consideration. Applicable capitalization rates for such acquisitions vary depending on a number of factors including, but not limited to, the type of facility, its location, competition and barriers to entry in the particular marketplace, age and physical condition of the facility, status and experience of the property operator and the existence or availability of mortgage financing. The property net operating income for prospective acquisitions is generally based upon the EBITDA for such property adjusted for market vacancy and property management fees as well as applicable maintenance, operating and tax reserves.

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

Off-Balance Sheet Arrangements

As of March 31, 2012, we maintain an interest in one (1) unconsolidated joint venture. Our risk of loss associated with this investment is limited to our investment in this joint venture. We have no material off-balance sheet arrangements as of March 31, 2012.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). The amendments in ASU 2011-04 change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments are intended to create comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and International Financial Reporting Standards. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The adoption of this standard did not have a material effect on the condensed consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. This ASU does not change the items that must be reported in other comprehensive income. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011. As we have no other comprehensive income, the adoption of this standard did not have any effect on the condensed consolidated financial statements.

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

•	Tiptree owns the 2008 Warrant to purchase 652,500 shares of our common stock at a price of $11.33per share. The 2008 Warrant is immediately exercisable and expires in September 30, 2018.

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

The following is a reconciliation of FFO and AFFO to net income (loss), which is the most directly comparable GAAP performance measure, for the three month periods ended March 31, 2012 and 2011, respectively (in thousands, except share and per share data):

	For the three months ended March 31, 2012		For the three months ended March 31, 2011
	FFO	AFFO	FFO	AFFO
Net income (loss)	$294	$294	$(1,113)	$(1,113)
Add:
Depreciation and amortization from partially-owned entities	—	—	2,601	2,601
Depreciation and amortization on owned properties	968	968	854	854
Stock-based compensation	—	69	—	30
Amortization of above-market leases	—	52	—	—
Amortization of deferred financing costs	—	67	—	—
Other non-cash	—	79	—	—
Straight-line effect of lease revenue	—	(399)	—	(594)

Excess cash distributions from the Company’s equity method investments	—	—	—	1
Unrealized (gain) on derivative instruments	—	(420)	—	—

Change in the obligation to issue OP Units	—	—	—	255

Funds From Operations and Adjusted Funds From Operations	$1,262	$708	$2,342	$2,034

FFO and Adjusted FFO per share basic	$0.12	$0.07	$0.23	$0.20
FFO and Adjusted FFO per share diluted	$0.12	$0.07	$0.23	$0.20
Weighted average shares outstanding — basic(1)(2)	10,175,438	10,175,438	10,140,422	10,140,422
Weighted average shares outstanding — diluted(1)(2)	10,186,222	10,186,222	10,140,422	10,140,422

(1)	The diluted FFO and AFFO per share calculations exclude the dilutive effect of the 2008 Warrant convertible into 652,500 common shares for the three month periods ended March 31, 2012 and 2011, respectively, because the exercise price was more than the average market price for each of those periods.
(2)	For 2011, does not include original operating partnership units issued to Cambridge that were held in escrow and were reduced and restructured in conjunction with the Omnibus Agreement (see Note 5 to the Condensed Consolidated Financial Statements).

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

ITEM 4.	Controls and Procedures.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information.

None.

ITEM 6.	Exhibits

(a)	Exhibits

3.1	Third Articles of Amendment and Restatement of the Registrant (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on September 3, 2010 and herein incorporated by reference).

3.2	Third Amended and Restated Bylaws of the Registrant (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on November 8, 2010 and herein incorporated by reference).

4.1	Form of Certificate for Common Stock (previously filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-11, as amended (File No. 333-141634), filed on June 7, 2007 and herein incorporated by reference).

10.1	Senior Housing Loan and Security Agreement by and between Care GSL Stafford LLC and KeyCorp Real Estate Capital Markets, Inc., dated as of April 24, 2012 (filed herewith).

10.2	Multifamily Note by Care GSL Stafford LLC to KeyCorp Real Estate Capital Markets, Inc., dated as of April 24, 2012 (filed herewith).

10.3	Guaranty by the Registrant for the benefit of KeyCorp Real Estate Capital Markets, Inc., providing a guaranty for the Stafford Loan, dated as of April 24, 2012 (filed herewith).

10.4	Senior Housing Loan and Security Agreement by and between Care GSL Fredericksburg LLC and KeyCorp Real Estate Capital Markets, Inc., dated as of April 24, 2012 (filed herewith).

10.5	Multifamily Note by Care GSL Fredericksburg LLC to KeyCorp Real Estate Capital Markets, Inc., dated as of April 24, 2012 (filed herewith).

10.6	Guaranty by the Registrant for the benefit of KeyCorp Real Estate Capital Markets, Inc., providing a guaranty for the Fredericksburg Loan, dated as of April 24, 2012 (filed herewith).

10.7	Senior Housing Loan and Security Agreement by and between Care GSL Berryville LLC and KeyCorp Real Estate Capital Markets, Inc., dated as of April 24, 2012 (filed herewith).

10.8	Multifamily Note by Care GSL Berryville LLC to KeyCorp Real Estate Capital Markets, Inc., dated as of April 24, 2012 (filed herewith).

10.9	Guaranty by the Registrant for the benefit of KeyCorp Real Estate Capital Markets, Inc., providing a guaranty for the Berryville Loan, dated as of April 24, 2012 (filed herewith).

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2012 (unaudited) and December 31, 2011, (ii) the Condensed Consolidated Statements of Operations (unaudited) for the three month periods ended March 31, 2012 and 2011, (iii) the Condensed Consolidated Statements of Stockholders’ Equity (unaudited) for the three month period ended March 31, 2012, (iv) the Condensed Consolidated Statements of Cash Flows (unaudited) for the three month periods ended March 31, 2012 and 2011 and (v) the Notes to the Condensed Consolidated Financial Statements (unaudited).

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

Care Investment Trust Inc.

Date: May 15, 2012	By:	/s/ Salvatore (Torey) V. Riso, Jr.
Salvatore (Torey) V. Riso, Jr.
President and Chief Executive Officer Care Investment Trust Inc.

Date: May 15, 2012	By:	/s/ Steven M. Sherwyn
Steven M. Sherwyn
Chief Financial Officer and Treasurer Care Investment Trust Inc.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Third Articles of Amendment and Restatement of the Registrant (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on September 3, 2010 and herein incorporated by reference).

3.2	Third Amended and Restated Bylaws of the Registrant (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on November 8, 2010 and herein incorporated by reference).

4.1	Form of Certificate for Common Stock (previously filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-11, as amended (File No. 333-141634), filed on June 7, 2007 and herein incorporated by reference).

10.1	Senior Housing Loan and Security Agreement by and between Care GSL Stafford LLC and KeyCorp Real Estate Capital Markets, Inc., dated as of April 24, 2012 (filed herewith).

10.2	Multifamily Note by Care GSL Stafford LLC to KeyCorp Real Estate Capital Markets, Inc., dated as of April 24, 2012 (filed herewith).

10.3	Guaranty by the Registrant for the benefit of KeyCorp Real Estate Capital Markets, Inc., providing a guaranty for the Stafford Loan, dated as of April 24, 2012 (filed herewith).

10.4	Senior Housing Loan and Security Agreement by and between Care GSL Fredericksburg LLC and KeyCorp Real Estate Capital Markets, Inc., dated as of April 24, 2012 (filed herewith).

10.5	Multifamily Note by Care GSL Fredericksburg LLC to KeyCorp Real Estate Capital Markets, Inc., dated as of April 24, 2012 (filed herewith).

10.6	Guaranty by the Registrant for the benefit of KeyCorp Real Estate Capital Markets, Inc., providing a guaranty for the Fredericksburg Loan, dated as of April 24, 2012 (filed herewith).

10.7	Senior Housing Loan and Security Agreement by and between Care GSL Berryville LLC and KeyCorp Real Estate Capital Markets, Inc., dated as of April 24, 2012 (filed herewith).

10.8	Multifamily Note by Care GSL Berryville LLC to KeyCorp Real Estate Capital Markets, Inc., dated as of April 24, 2012 (filed herewith).

10.9	Guaranty by the Registrant for the benefit of KeyCorp Real Estate Capital Markets, Inc., providing a guaranty for the Berryville Loan, dated as of April 24, 2012 (filed herewith).

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2012 (unaudited) and December 31, 2011, (ii) the Condensed Consolidated Statements of Operations (unaudited) for the three month periods ended March 31, 2012 and 2011, (iii) the Condensed Consolidated Statements of Stockholders’ Equity (unaudited) for the three month period ended March 31, 2012, (iv) the Condensed Consolidated Statements of Cash Flows (unaudited) for the three month periods ended March 31, 2012 and 2011 and (v) the Notes to the Condensed Consolidated Financial Statements (unaudited).

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