Form 10-K/A
period 2011-12-31
Care Investment Trust Inc.
filed 2012-06-22
CIK 1393726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to

Commission File Number: 000-54474

Care Investment Trust Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	38-3754322
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

780 Third Avenue, 21st Floor, New York, New York	10017
(Address of Principal Executive Offices)	(Zip Code)

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

As of June 21, 2012, the latest practicable date, there were 10,225,551 shares, par value $0.001, of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Care Investment Trust Inc.

Annual Report on Form 10-K/A

Year Ended December 31, 2011

PART IV		2

ITEM 15.	Exhibits, Financial Statement Schedules	2

EX-23.1

EX-23.2

EX-23.3

EX-31.1

EX-31.2

EX-32.1

EX-32.2

EX-99.1

EXPLANATORY NOTE

Care Investment Trust Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2011, which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 5, 2012, (the “Original Report”) to include the consolidated financial statements of Bickford Master I, LLC (the “Master Lessee”), the tenant of our Bickford portfolio. Since the Bickford portfolio constitutes a significant portion of our total assets, the Master Lessee is considered a “significant lessee” and, as a result, we are required to include its audited financial statements in our Form 10-K, which financial statements were not available at time of filing of the Original Report. The audited financial statements of Master Lessee for the years ended December 31, 2011 and 2010 are attached to this report as Exhibit 99.1. These financial statements were provided to us by the Master Lessee and the Company did not participate in their preparation or review.

This Amendment No. 1 to the Original Report is being filed solely to include: (1) the audited consolidated financial statements of the Master Lessee filed as Exhibit 99.1; (2) the consents from the Independent Registered Public Accounting Firms and Independent Auditors filed as Exhibits 23.1, 23.2 and 23.3; (3) the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed as Exhibits 31.1 and 31.2; and (4) the certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed as Exhibits 32.1 and 32.2.

Part IV, Item 15 is the only portion of the Original Report being supplemented or amended by this Amendment No. 1 to the Original Report. Except as described above, this Amendment No. 1 to the Original Report does not amend, update or change the financial statements or any other items or disclosures contained in the Original Report and does not otherwise reflect events occurring after the original filing date of the Original Report. Accordingly, this Amendment No. 1 to the Original Report should be read in conjunction with the Original Report and the Company’s filings with the SEC subsequent to the filing of the Original Report.

Part IV

ITEM 15	Exhibits, Financial Statement Schedules.

(a)	List of Documents Filed.

1.	Financial Statements

All financial statements are set forth under ITEM 8 of the Original Report and are incorporated herein by reference.

2.	Financial Statement Schedules

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

Care Investment Trust Inc.

Date: June 22, 2012	By:	/s/ Salvatore (Torey) V. Riso, Jr.
Salvatore (Torey) V. Riso, Jr.
President and Chief Executive Officer

Exhibit No.	Description

3.1	Third Articles of Amendment and Restatement of the Registrant (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on September 3, 2010 and herein incorporated by reference).

3.2	Third Amended and Restated Bylaws of the Registrant (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on November 8, 2010 and herein incorporated by reference).

4.1	Form of Certificate for Common Stock (previously filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-11, as amended (File No. 333-141634), filed on June 7, 2007 and herein incorporated by reference).

10.1	Warrant to Purchase Common Stock, dated as of September 30, 2008 (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on October 2, 2008 and herein incorporated by reference).

10.2	Multifamily Note, dated as of June 26, 2008 (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on July 2, 2008 and herein incorporated by reference).

10.3	Exceptions to Non-Recourse Guaranty, dated as of June 26, 2008 (previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on July 2, 2008 and herein incorporated by reference).

10.4	Master Lease Agreement, dated as of June 26, 2008 (previously filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on July 2, 2008 and herein incorporated by reference).

10.5	Purchase and Sale Contract, dated as of May 14, 2008 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on May 20, 2008 and herein incorporated by reference).

10.6	Form of Restricted Stock Unit Agreement Under the 2007 Care Investment Trust Inc. Equity Plan (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on April 14, 2008 and herein incorporated by reference).**

10.7	Contribution and Purchase Agreement, dated as of December 31, 2007 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on January 4, 2008 and herein incorporated by reference).

10.8	Care Investment Trust Inc. Equity Plan (previously filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33549), filed on August 14, 2007 and herein incorporated by reference).**

10.9	Care Investment Trust Inc. Manager Equity Plan (previously filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33549), filed on August 14, 2007 and herein incorporated by reference).**

10.10	Form of Restricted Stock Agreement under the 2007 Care Investment Trust Inc. Equity Plan (previously filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-11, as amended (File No. 333-141634), filed on June 7, 2007 and herein incorporated by reference).**

10.11	Form of Restricted Stock Agreement under the 2007 Care Investment Trust Inc. Equity Plan (previously filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-11, as amended (File No. 333-141634), filed on June 7, 2007 and herein incorporated by reference).**

10.12	Form of Restricted Stock Agreement under the 2007 Care Investment Trust Inc. Manager Equity Plan (previously filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-11, as amended (File No. 333-141634), filed on June 7, 2007 and herein incorporated by reference).**

10.13	Form of Indemnification Agreement (previously filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-11, as amended (File No. 333-141634), filed on June 7, 2007 and herein incorporated by reference).

10.14	Amended and Restated Form of Performance Share Award Granted to the Registrant’s Chairman of the Board and Executive Officers dated February 23, 2010 (previously filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K (File No. 001-33549), filed on March 16, 2010 and herein incorporated by reference).**

10.15	Purchase and Sale Agreement by and between the Registrant and Tiptree Financial Partners, L.P., dated as of March 16, 2010 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on March 16, 2010 and herein incorporated by reference).

10.16	Registration Rights Agreement by and between the Registrant and Tiptree Financial Partners, L.P., dated as of March 16, 2010 (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on March 16, 2010 and herein incorporated by reference).

10.17	First Amendment to Purchase and Sale Agreement by and between the Registrant and Tiptree Financial Partners, L.P., dated as of July 6, 2010 (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33549), filed on July 7, 2010 and herein incorporated by reference).

10.18	Termination, Cooperation and Confidentiality Agreement by and between the Registrant and CIT Healthcare LLC, dated as of November 4, 2010 (previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 001-33549), filed on November 8, 2010 and herein incorporated by reference).

10.19	Employment Agreement by and between the Registrant and Steven M. Sherwyn dated as of November 1, 2010 (previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on November 8, 2010 and herein incorporated by reference).**

10.20	Employment Agreement by and between the Registrant and Salvatore (Torey) Riso, Jr., dated as of November 4, 2010 (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on November 8, 2010 and herein incorporated by reference).**

10.21	Services Agreement by and between the Registrant and TREIT Management LLC, dated as of November 4, 2010 (previously filed as Exhibit 10.4 to the Company’s Form 8-K (File No. 001-33549), filed on November 8, 2010 and herein incorporated by reference).

10.22	Omnibus Agreement dated as of April 15, 2011 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on April 19, 2011 and herein incorporated by reference).

10.23	First Amendment to Services Agreement dated November 9, 2011 (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33549), filed on November 9, 2011 and herein incorporated by reference).

10.24	First Amendment to Equity Plan of Registrant, dated December 21, 2011 (previously filed as Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K filed on April 5, 2012).**

21.1	Subsidiaries of the Registrant (previously filed as Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed on April 5, 2012).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

23.2	Consent of Independent Registered Public Accounting Firm (filed herewith).

23.3	Consent of Independent Auditors (filed herewith).

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Audited Consolidated Financial Statements of Bickford Master I, LLC and Subsidiaries (filed here with).

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Exhibit 101 to the Annual Report on Form 10-K filed on April 5, 2012 contained the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2011 and December 31, 2010, (ii) the Consolidated Statements of Operations for the years ended December 31, 2011 and 2010; (iii) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011 and December 31, 2010; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010; and (v) the Notes to the Consolidated Financial Statements.

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

**	Denotes a management contract or compensatory plan, contract or arrangement.