Form 10-Q
period 2012-06-30
Care Investment Trust Inc.
filed 2012-08-10
CIK 1393726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☐	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly period ended June 30, 2012

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 9, 2012, there were 10,217,695 shares, par value $0.001, of the registrant’s common stock outstanding.

Care Investment Trust Inc.

Part I — Financial Information

ITEM 1. Financial Statements.

Care Investment Trust Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(dollars in thousands — except share and per share data)

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets:
Real estate:
Land	$10,620	$10,620
Buildings and improvements	116,222	116,222
Less: accumulated depreciation and amortization	(6,263)	(4,540)

Total real estate, net	120,579	122,302
Investment in loans	5,593	5,766
Investments in partially-owned entities	2,491	2,491
Identified intangible assets — leases in place, net	6,616	6,939
Cash and cash equivalents	48,040	52,306
Other assets	5,752	4,412

Total Assets	$189,071	$194,216

Liabilities and Stockholders’ Equity
Liabilities:
Mortgage notes payable	$95,880	$96,079
Accounts payable and accrued expenses	1,268	2,170
Accrued expenses payable to related party	89	1,794
Other liabilities	609	593

Total Liabilities	97,846	100,636

Commitments and Contingencies
Stockholders’ Equity
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued or outstanding	—	—
Common stock: $0.001 par value, 250,000,000 shares authorized 10,215,551 and 10,171,550 shares issued and outstanding, respectively	11	11
Additional paid-in capital	83,993	83,615
Retained earnings	7,221	9,954

Total Stockholders’ Equity	91,225	93,580

Total Liabilities and Stockholders’ Equity	$189,071	$194,216

See Notes to Condensed Consolidated Financial Statements

Care Investment Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

(dollars in thousands — except share and per share data)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Revenue
Rental income	$3,442	$2,961	$6,884	$5,923
Reimbursable income	353	315	705	629
Income from investments in loans	182	198	364	443

Total Revenue	3,977	3,474	7,953	6,995

Expenses
Base services fees to related party	133	99	245	203
Incentive fee to related party	—	176	—	481
Marketing, general and administrative (including stock-based compensation of $36, $15, $105 and $45, respectively)	898	878	2,070	1,707
Reimbursed property expenses	358	324	710	633
Depreciation and amortization	994	868	1,976	1,736

Operating Expenses	2,383	2,345	5,001	4,760

Other (Income) Expense
Income from investments in partially-owned entities, net	(81)	(1,384)	(162)	(771)
Unrealized loss on derivative instruments	420	—	—	255
Realized gain on derivative instruments, net	(86)	—	(86)	—
Impairment of investments	—	77	—	77
Interest income	(19)	(5)	(40)	(8)
Interest expense including amortization of deferred financing costs	1,599	1,374	3,185	2,728

Net income (loss)	$(239)	$1,067	$55	$(46)

Net income (loss) allocated to common stockholders per share of common stock
Net income (loss), basic	$(0.03)	$0.11	$0.00	$(0.00)

Net income (loss), diluted	$(0.03)	$0.10	$0.00	$(0.00)

Weighted average common shares outstanding, basic	10,224,845	10,149,562	10,200,141	10,145,018

Weighted average common shares outstanding, diluted	10,224,845	10,167,272	10,214,265	10,145,018

Dividends declared per common share	$0.270	$0.135	$0.270	$0.135

See Notes to Condensed Consolidated Financial Statements

Care Investment Trust Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

(dollars in thousands, except share data)

	Common Stock
	Shares	$	Additional Paid-in Capital	Retained Earnings	Total
Balance at December 31, 2011	10,171,550	$11	$83,615	$9,954	$93,580

Stock-based compensation to directors for services	4,428	*	30	—	30

Stock-based compensation to employees	—	—	75	—	75

Issuance of stock for related party incentive fee	49,573	*	345	—	345

Dividends	—	—	—	(2,788)	(2,788)

Repurchased shares	(10,000)	*	(72)	—	(72)

Net income	—	—	—	55	55

Balance at June 30, 2012	10,215,551	$11	$83,993	$7,221	$91,225

*	Less than $500

See Notes to Condensed Consolidated Financial Statements

Care Investment Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	For the Six Months Ended June 30, 2012	For the Six Months Ended June 30, 2011
Cash Flow From Operating Activities
Net income (loss)	$55	$(46)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Increase in deferred rent receivable	(799)	(1,189)
(Income) or loss from investments in partially-owned entities	(162)	(771)
Distribution of income from partially-owned entities	162	2,763
Impairment of investments	—	77
Amortization of above-market leases	104	104
Amortization of deferred financing costs	134	—
Amortization of mortgage note premium	(74)	(74)
Stock-based compensation	105	30
Non-cash incentive fee	—	96
Depreciation and amortization on real estate and fixed assets, including intangible assets	1,976	1,736
Gain on derivative instruments	(86)	—
Unrealized loss on derivative instruments	—	255
Changes in operating assets and liabilities:
Other assets	(71)	489
Accounts payable and accrued expenses	(891)	(10)
Other liabilities including payable to related parties	(1,345)	(261)

Net cash (used in) provided by operating activities	(892)	3,199

Cash Flow From Investing Activities
Fixed asset purchases	(23)	(228)
Proceeds from derivative transactions	86	—
Proceeds from loan repayments	173	1,582
Return of investment in partially-owned entities	—	6,093

Net cash provided by investing activities	236	7,447

Cash Flow From Financing Activities
Principal payments under mortgage notes payable	(15,805)	(369)
Borrowings under mortgage notes payable	15,680	—
Financing costs	(625)	—
Repurchases of common stock	(72)	—
Dividends paid	(2,788)	(1,371)

Net cash used in financing activities	(3,610)	(1,740)

Net increase (decrease) in cash and cash equivalents	(4,266)	8,906
Cash and cash equivalents, beginning of period	52,306	5,032

Cash and cash equivalents, end of period	$48,040	$13,938

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$3,139	$1,419

Cash paid for taxes	$227	$—

Non-cash financing and investing activities
Warrant issued	$—	$222

Modification of operating partnership units	$—	$(1,870)

Stock-based payments to related parties	$375	$—

Accrued expenses for financing costs	$53	$—

See Notes to Condensed Consolidated Financial Statements

Care Investment Trust Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2012

Note 1 — Organization

Care Investment Trust Inc. (together with its subsidiaries, the “Company” or “Care” unless otherwise indicated or except where the context otherwise requires, “we”, “us” or “our”) is a real estate investment trust (“REIT”) that invests in healthcare facilities including assisted-living, independent-living, memory care, skilled nursing and other healthcare-related real estate assets in the United States of America (the “U.S.”). The Company, which utilizes a hybrid management structure containing components of both internal and external management, was incorporated in Maryland in March 2007 and completed its initial public offering on June 22, 2007.

On August 13, 2010, Tiptree Financial Partners, L.P. (“Tiptree”) acquired control of the Company (the “Tiptree Transaction”). As part of the Tiptree Transaction, we entered into a hybrid management structure whereby senior management was internalized and we entered into a services agreement with TREIT Management, LLC (“TREIT”) for certain advisory and support services (the “Services Agreement”). TREIT was previously a subsidiary of Tiptree Capital Management, LLC (“Tiptree Capital”), the manager of Tiptree. On June 30, 2012, TREIT and Tiptree Capital became indirect subsidiaries of Tiptree. The Services Agreement remains in full effect following the closing of such transaction.

As of June 30, 2012, Care’s portfolio of assets consisted of senior housing facilities, including assisted living facilities, independent living facilities, and memory care facilities, both wholly-owned and owned through a joint venture, as well as a mortgage loan on skilled nursing facilities, assisted living facilities and a multifamily property. Our wholly-owned senior housing facilities are leased, under “triple-net” leases, which require the tenants to pay all property-related expenses.

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

Note 2 — Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. In our opinion, all estimates and adjustments necessary to present fairly the financial position, results of operations and cash flows have been made. The condensed consolidated balance sheet as of December 31, 2011 has been derived from the audited consolidated balance sheet as of that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the U. S. (“GAAP”) have been omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the operating results for the full year ending December 31, 2012.

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

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. Included in cash and cash equivalents at June 30, 2012 and December 31, 2011 is approximately $48.0 million and approximately $52.3 million, respectively, deposited with one major financial institution.

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

We review the carrying value of our real estate assets and intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360, Impairment or Disposal of Long-Lived Assets, (“ASC 360”). If such reviews indicate that the asset is impaired, the asset’s carrying amount is written down to its fair value. An impairment loss is measured based on the excess of the carrying amount over the fair value. We determine fair value by using a discounted cash flow model and appropriate discount and capitalization rates. Estimates of future cash flows are based on a number of factors including the historical operating results, leases in place, known trends, and market/economic conditions that may affect the property. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. If our anticipated holding periods change or estimated cash flows decline based on market conditions or otherwise, an impairment loss may be recognized. Long-lived assets to be disposed of are recorded at the lower of carrying value or fair value less estimated costs to sell. There were no impairments of our wholly-owned real estate investments and intangibles for the three and six month periods ended June 30, 2012 and 2011.

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

We periodically review our loans held for investment for impairment. Impairment losses are taken for impaired loans based on the fair value of collateral and a recoverability analysis on an individual loan basis. The fair value of the collateral may be determined by an evaluation of operating cash flow from the property during the projected holding period, and/or estimated sales value computed by applying an expected capitalization rate to the current net operating income of the specific property, less selling costs. Whichever method is used, other factors considered relate to geographic trends and project diversification, the size of the portfolio and current economic conditions. When it is probable that we will be unable to collect all amounts contractually due, the loan would be considered impaired.

Interest income is generally recognized using the effective interest method or on a basis approximating a level rate of return over the term of the loan. Nonaccrual loans are those on which the accrual of interest has been suspended. Loans are placed on nonaccrual status and considered nonperforming when full payment of principal and interest is in doubt, or when principal or interest is 90 days or more past due or if cash collateral, if any, is insufficient to cover principal and interest. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed against interest income. In addition, the amortization of net deferred loan fees is suspended. Interest income on nonaccrual loans may be recognized only to the extent it is received in cash. However, where there is doubt regarding the ultimate collectability of loan principal, cash receipts on such nonaccrual loans are applied to reduce the carrying value of such loans. Nonaccrual loans may be returned to accrual status when repayment is reasonably assured and there has been demonstrated performance under the terms of the loan or, if applicable, the restructured terms of such loan. The Company did not have any loans on non-accrual status as of June 30, 2012 or December 31, 2011.

As discussed in Note 4, as of June 30, 2012 and December 31, 2011, we have one remaining loan investment that is part of a larger credit facility, in which we have an approximately one-third interest. Our intent is to hold the remaining loan to maturity and as such it is carried on the June 30, 2012 and December 31, 2011 balance sheets at its amortized cost basis, net of principal payments received.

Investments in Partially-Owned Entities

We invest in common equity and preferred equity interests that allow us to participate in a percentage of the underlying property’s cash flows from operations and proceeds from a sale or refinancing. At the inception of the investment, we must determine whether such investment should be accounted for as a loan, joint venture or as real estate. Investments in partially-owned entities where we exercise significant influence over operating and financial policies of the subsidiary, but do not control the subsidiary, are reported under the equity method of accounting. Under the equity method of accounting, the Company’s share of the investee’s earnings or loss is included in the Company’s operating results. As of June 30, 2012 and December 31, 2011, we held one (1) such equity investment and account for such investment under the equity method.

We assess whether there are indicators that the value of our partially owned entities may be impaired. An investment’s value is impaired if we determine that a decline in the value of the investment below its carrying value is other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the estimated value of the investment. For the three and six month periods ended June 30, 2012, we did not recognize any impairment on investments in partially owned entities. We recognized impairment on our investments in partially-owned entities of approximately $0.1 million for the three and six month periods ended June 30, 2011 related to our SMC investment due to lower occupancy.

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

Stock-based Compensation Plans

We have two stock-based compensation plans. We recognize compensation cost for stock-based compensation ratably over the service period of the award for employees, board members and non-employees. Compensation cost recorded for employees (including awards to non-employee directors) is measured based on the estimated fair value of the award on the grant date, and such amount is charged to compensation expense on a straight-line basis over the vesting period. Compensation cost recorded for our non-employees is adjusted in each subsequent reporting period based on the fair value of the award at the end of the reporting period until such time as the award has vested and the service being provided, if required, is substantially completed or, under certain circumstances, likely to be completed, whichever occurs first.

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

Deferred tax assets and liabilities, if any, are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carryforwards. As a REIT, we generally will not be subject to Federal income tax on taxable income that we distribute to our stockholders and, therefore, the inclusion of Federal deferred tax assets and liabilities in our financial statements may not be applicable. Notwithstanding the foregoing, subject to certain limitations, net operating losses (“NOLs”) incurred by the Company can be treated as a carryforward for up to 20 years and utilized to reduced our taxable income in future years, thereby reducing the amount of taxable income which we are required to distribute to our stockholders in order to maintain our REIT status or, to the extent that we elect to distribute less than 100% of our taxable income to our stockholders, reducing our Federal tax liability on that portion of our taxable income which we elect not to distribute.

In assessing the potential realization of deferred tax assets, if any, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences reverse and/or NOL carryforwards are available. Management considers the scheduled reversal of deferred tax assets and liabilities, projected future taxable income, and tax planning strategies in making this assessment. As there is no assurance that the Company will generate taxable income in future periods, management does not believe that it is more likely than not that the Company will realize the benefits of these temporary differences and NOL carryforwards and therefore established a full valuation allowance at June 30, 2012 and December 31, 2011.

We account for uncertain tax positions in accordance with FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes — An Interpretation (“ASC 740”) of FASB Statement No. 109 (“FIN 48”). ASC 740 prescribes a recognition threshold and measurement attribute for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. ASC 740 requires that the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. We evaluate uncertainties of tax positions taken or expected to be taken in our tax returns based on the probability of whether it is more likely than not those positions would be sustained upon audit by applicable tax authorities, based on technical merit for open tax years. We assessed the Company’s tax positions for open federal, state and local tax years from 2008 through 2012. The Company does not have any uncertain tax positions as of June 30, 2012 that would not be sustained on its technical merits on a more likely than not basis. Our policy is, if necessary, to account for interest and penalties related to uncertain tax positions as a component of our income tax provision.

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

In accordance with ASC 260 Earnings Per Share, regarding the determination of whether instruments granted in share-based payments transactions are participation securities, we have applied the two-class method of computing basic EPS. This guidance clarifies that outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends or dividend equivalent payments participate in undistributed earnings with common stockholders and are considered participating securities. The Company’s excess of distributions over earnings relating to participating securities are shown as a reduction in net income (increase in net loss) available to common shareholders in the Company’s computation of EPS. The Company does not reallocate undistributed earnings to the participating securities and the common shares in the diluted earnings per share calculation.

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

Note 3 — Investments in Real Estate

As of June 30, 2012 and December 31, 2011, we owned 17 senior housing facilities. In 2008, we acquired 14 independent living, assisted living and memory care facilities located in four (4) states, of which six (6) are in Iowa, five (5) in Illinois, two (2) in Nebraska and one (1) in Indiana. These 14 properties were acquired in two separate sale-leaseback transactions from affiliates of Bickford Senior Living Group, L.L.C., a privately-held owner and operator of senior housing facilities (“Bickford”). We lease those properties to Bickford Master I, LLC (the “Bickford Master Lessee”), an affiliate of Bickford pursuant to a triple-net lease, for an initial annual base rent of approximately $9.1 million and additional base rent of approximately $0.3 million, with fixed escalations of 3.0% per annum through June 2023. The master lease provides for four (4) extension options of ten (10) years each. The additional base rent was deferred and accrued until July 2011 and is being paid over a 24 month period that commenced at that time. See also Note 7 for the mortgage loans underlying the Bickford properties.

As an enticement for the Company to enter into the leasing arrangement for the properties, we received additional collateral and guarantees of the lease obligation from parties affiliated with Bickford. The additional collateral pledged in support of Bickford’s obligation to the lease commitment included ownership interests in Bickford affiliated companies.

The Bickford real estate assets, including personal property, consist of the following at each period end (in millions):

	June 30, 2012	December 31, 2011
Land	$5.0	$5.0
Buildings and improvements	102.0	102.0
Less: accumulated depreciation and amortization	(5.9)	(4.4)

Total real estate, net	$101.1	$102.6

In September 2011, the Company acquired three (3) assisted living and memory care facilities located in Virginia from affiliates of Greenfield Senior Living, Inc., a privately-held owner and operator of senior housing facilities (“Greenfield”). The aggregate purchase price for the three (3) properties was $20.8 million, of which approximately $15.5 million was funded with the proceeds of a first mortgage bridge loan (the “Bridge Loan”) with KeyBank National Association (“KeyBank”) (see Note 7), and the balance with cash on hand. Concurrent with the acquisition, the properties were leased to three (3) wholly-owned affiliates of Greenfield, which are responsible for operating each of the properties pursuant to a triple net master lease (the “Greenfield Master Lease”). The initial term of the Greenfield Master Lease is 12 years with two (2) extension options of ten (10) years each. Rent payments during the first year are approximately $1.7 million, with rental increases of 2.75% per annum during the initial term of the lease. At the end of the initial term, Greenfield, subject to certain conditions, holds a one-time purchase option that provides the right to acquire all three (3) of the properties at the then fair market value. Greenfield has guaranteed the obligations of the tenants under the Greenfield Master Lease.

The Greenfield real estate assets, including personal property, consist of the following at each period end (in millions):

	June 30, 2012	December 31, 2011
Land	$5.6	$5.6
Buildings and improvements	14.2	14.2
Less: accumulated depreciation and amortization	(0.3)	(0.1)

Total real estate, net	$19.5	$19.7

For each of the three and six months ended June 30, 2012, revenues from the Bickford and Greenfield tenants accounted for approximately 95%, of total revenue and for each of the three and six months ended June 30 2011, revenues from the Bickford tenants accounted for approximately 94% of total revenue.

Note 4 — Investments in Loans

As of June 30, 2012 and December 31, 2011, our remaining loan investment is part of a larger credit facility, in which we have an approximately one-third interest. The loan is secured by a total of ten (10) properties consisting of skilled nursing facilities, assisted living facilities and a multifamily property all located in Louisiana. Originally scheduled to mature on February 1, 2011, the loan was extended several times during 2011 and eventually restructured in November 2011. Pursuant to the restructuring, the revised loan has a five (5) year term with a maturity date of November 1, 2016, a 25 year amortization schedule and a limited cash sweep. The interest rate on the loan was increased from London Interbank Offered Rate (“Libor”) plus 4.00% to Libor plus 6.00% in year one through year three, Libor plus 8.00% in year four and Libor plus 10.00% in year five. As part of the restructuring, a new independent operator was brought in to manage the properties. At the time of the restructuring, our portion of the loan had a notional balance of approximately $10.1 million. In conjunction with the restructuring, we received a revised note with a face amount of approximately $10.5 million. As part of the analysis at the time of the restructuring of the loan, we determined that expected future gross receipts, exclusive of interest payments, from this investment were approximately equal to our carrying value of approximately $5.8 million. Accordingly, all principal amortization payments, including prepayments received from the limited cash sweep are applied to the carrying value of our asset. No gain or loss was recognized as a result of the restructuring. One month Libor was 0.25% and 0.30% at June 30, 2012 and December 31, 2011, respectively. Pursuant to Accounting Standards Codification Topic 310 Receivables (“ASC 310”), we recognize interest income at the effective interest rate based on Libor in effect at the inception of the restructured loan and using a weighted average spread of 7.20%.

Accordingly, cash interest will be less than effective interest during the first three (3) years of the loan and cash interest will be greater than effective interest during the last two (2) years of the loan. Our cost basis in the loan at June 30, 2012 and December 31, 2011 was approximately $5.6 million and $5.8 million, respectively.

Note 5 — Investments in Partially Owned Entities

The following table summarizes the Company’s investments in partially owned entities at June 30, 2012 and December 31, 2011 (in millions):

Investment	June 30, 2012	December 31, 2011
Senior Management Concepts Senior Living Portfolio	$2.5	$2.5

Total	$2.5	$2.5

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

Prior to April 15, 2011, we included 85% of the net losses (after depreciation and amortization) from the Cambridge Portfolio in our statements of operations and reduced the value of our investment in the Cambridge Portfolio based on such losses and the receipt of cash distributions. On April 15, 2011, there was no effect to our results of operations for the three and six month periods ending June 30, 2011 as a result of the above transaction. Our statement of operations for the first quarter of 2011 includes the aforementioned allocated loss of approximately $1.1 million as well as a loss of approximately $0.3 million pertaining to an increase in the liability associated with the operating partnership units. During the second quarter of 2011, we recognized approximately $1.2 million representing a preferential distribution of cash flow from operations.

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

Summarized financial information for the three and six months ended June 30, 2011 of the Cambridge Portfolio is as follows (in millions):

2011
Revenue (six months)	$12.7
Expenses (six months)	15.4

Net loss before preferred distribution (six months)	$(2.8)

Net loss after preferred distribution (six months)	$(4.2)

Revenue (three months)	$6.4
Expenses (three months)	$7.9

Net loss before preferred distribution (three months)	$(1.5)

Net loss after preferred distribution (three months)	$(2.9)

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

Subsequent to the aforementioned sale and through June 30, 2012, we retain our 100% preferred equity interest and 10% common equity interest in the remaining property in Utah. The remaining facility contains 120 units of which approximately one-half are assisted living and one-half are independent living. The property is subject to a lease which expires in 2022.

The summarized financial information as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011, for the Company’s unconsolidated joint venture in SMC, which for the three and six months ended June 30, 2011 includes the net results of operations for the three (3) properties sold in May 2011 as discontinued operations, is as follows (in millions):

	June 30, 2012	December 31, 2011
Assets	$11.0	$11.1
Liabilities	14.7	14.6

Equity	$(3.7)	$(3.5)

	June 30, 2012	June 30, 2011
Revenue (six months)	$1.7	$1.8
Expenses (six months)	1.8	1.8
Net loss from discontinued operations (six months)	—	—

Net income (loss) (six months)	$(0.1)	$—

Revenue (three months)	$0.9	$0.9
Expenses (three months)	0.9	0.9
Net loss from discontinued operations (three months)	—	—

Net income (loss) (three months)	$—	$—

Note 6 — Identified Intangible Assets — leases in-place, net

The following table summarizes the Company’s identified intangible assets at June 30, 2012 and December 31, 2011 (in millions):

	June 30, 2012	December 31, 2011
Leases in-place — including above market leases of $2.7	$7.7	$7.7
Accumulated amortization	(1.1)	(0.8)

Total	$6.6	$6.9

The Company amortizes these intangible assets over the terms of the underlying leases on a straight-line basis. Amortization expense for each of the next five (5) years is expected to be approximately $0.4 million per annum and the amortization for above-market leases, which reduces rental income, is expected to be approximately $0.2 million per annum for each of the next five (5) years.

Note 7 — Borrowings under Mortgage Notes Payable

The following table summarizes the Company’s outstanding mortgage notes as of June 30, 2012 and December 31, 2011 (dollars in millions):

	Interest Rate	Date of Mortgage Note	Maturity Date	June 30, 2012	December 31, 2011
Red Mortgage Capital, Inc (12 properties)(1)	6.845%	June 2008	July 2015	$72.4	$72.8
Red Mortgage Capital, Inc (2 properties)(1)	7.17%	September 2008	July 2015	7.4	7.5
Key Bank National Association (3 properties)(2)	Libor +4.00%	September 2011	June 2012	—	15.3
KeyCorp Real Estate Capital Markets, Inc. (3 properties)(2)	4.76%	April 2012	May 2022	15.7	—

Subtotal				95.5	95.6
Unamortized premium(3)				0.4	0.5

Total				$95.9	$96.1

(1)	The mortgage loan obtained on June 26, 2008 (the “June Bickford Loan”) requires a fixed monthly payment of approximately $0.5 million for both principal and interest, until maturity in July 2015, at which time the then outstanding balance of approximately $69.6 million is due and payable. The mortgage loan obtained on September 30, 2008 together with the June Bickford Loan (the “Bickford Loans”), provides for a fixed monthly debt service payment of approximately $52,000 for principal and interest until the maturity in July 2015 when the then outstanding balance of approximately $7.1 million is due and payable. In addition, we are required to make monthly escrow payments for taxes and reserves for which we are reimbursed by the Bickford Master Lessee under the Bickford Master Lease. Both mortgage loans are serviced by and payable to Red Mortgage Capital, Inc. (“Red Capital”) and contain prepayment restrictions that impact our ability to refinance either of the mortgage loans prior to 2015. The Bickford Loans are secured by separate cross-collateralized, cross-defaulted first priority mortgages/deeds of trust on each of the Bickford properties. The Bickford Loans are non-recourse to the Company except for certain non-recourse carveouts (customary for transactions of this type), as provided in the related guaranty agreements for the Bickford Loans. Each Bickford Loan contains typical representations and covenants for loans of this type. A breach of the representations or covenants could result in a default under each of the Bickford Loans, which would result in all amounts owing under each of the Bickford Loans to become immediately due and payable since all of the Bickford Loans are cross-defaulted. On June 30, 2012, the Bickford Loans had an effective yield of 6.88% and the Company was in compliance with respect to the financial covenants related to the Bickford Loans.

(2)	On September 20, 2011, in connection with our acquisition of the Greenfield properties, the Company entered into the Bridge Loan with KeyBank in the principal amount of approximately $15.5 million (see Note 3). The Bridge Loan bore interest at a floating rate per annum equal to Libor plus 400 basis points, with no Libor floor, and provided for monthly interest and principal payments commencing on October 1, 2011. The Bridge Loan was scheduled to mature on June 20, 2012. On April 24, 2012, Care refinanced the Bridge Loan for the Greenfield properties by entering into three separate non-recourse loans (each a “Greenfield Loan” and collectively the “Greenfield Loans”) with KeyCorp Real Estate Capital Markets, Inc. (“KeyCorp”) for an aggregate amount of approximately $15.7 million. The Greenfield Loans bear interest at a fixed rate of 4.76%, amortize over a 30-year period, provide for monthly interest and principal payments commencing on June 1, 2012 and mature on May 1, 2022. The Greenfield Loans are secured by separate cross-collateralized, cross-defaulted first priority deeds of trust on each of the Greenfield properties. The Greenfield Loans are non-recourse to the Company except for certain non-recourse carveouts (customary for transactions of this type), as provided in the related guaranty agreements for each Greenfield Loan. Each Greenfield Loan contains typical representations and covenants for loans of this type. A breach of the representations or covenants could result in a default under each of the Greenfield Loans, which would result in all amounts owing under each of the Greenfield Loans to become immediately due and payable since all of the Greenfield Loans are cross-defaulted. In June 2012, KeyCorp sold each of the Greenfield Loans to Federal Home Loan Mortgage Corporation (“Freddie Mac”) under Freddie Mac’s Capital Markets Execution (“CME”) Program. As of June 30, 2012, the Company was in compliance with respect to all financial covenants related to the Greenfield Loans.

(3)	As a result of the utilization of push-down accounting in connection with the Tiptree Transaction, the Red Mortgage Capital mortgage notes payable were recorded at their then fair value of approximately $82.1 million, an increase of approximately $0.8 million over the combined amortized loan balances of approximately $81.3 million at August 13, 2010. The premium is amortized over the remaining term of such loans.

On February 1, 2012, the Company became party to the short sale of a $15.5 million 2.00% U.S. Treasury Note due November 15, 2021 (the “10-Year U.S. Treasury Note”). Care entered into this transaction in conjunction with its application to Freddie Mac for a ten-year fixed rate mortgage to be secured by the Greenfield properties in order to limit its interest rate exposure. The Company closed the aforementioned short position upon rate locking the Freddie Mac mortgage on April 18, 2012, and realized a net gain of approximately $0.1 million. Tiptree acted as agent, through its prime broker, for us with respect to this transaction and assigned to us all of its rights and obligations related to this transaction (see Note 9).

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

For the three and six months ended June 30, 2012, we incurred approximately $0.1 million and $0.2 million, respectively, in base service fee expense to TREIT. For the three and six months ended June 30, 2011, we incurred approximately $0.1 million and $0.2 million, respectively, in base service fee expense to TREIT. In addition, during the three and six months ended June 30, 2011, we incurred an incentive fee expense to TREIT of approximately $0.2 million and $0.5 million, respectively, of which 20% was paid in the Company’s common stock. There was no incentive fee expense incurred for the three and six months ended June 30, 2012, respectively. For the three and six month periods ended June 30, 2012, TREIT’s reimbursement to the Company for certain office related services was approximately $4,000 and $8,000, respectively. At June 30, 2012, accrued expenses payable to TREIT of approximately $37,000 for the outstanding base service fee was offset by the reimbursement due to us.

Other Transactions with Related Parties

At June 30, 2012 and December 31, 2011, Tiptree owns a warrant (the “2008 Warrant”) to purchase 652,500 shares of the Company’s common stock at $11.33 per share under the Manager Equity Plan adopted by the Company on June 21, 2007 (the “Manager Equity Plan”). The warrant is immediately exercisable and expires on September 30, 2018.

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

U.S. Treasury Short-Position — The estimated fair value of our position in a 10-Year U.S. Treasury Note is based on market quoted prices, a Level 1 input. For the purposes of determining fair value we obtain market quotes from at least two independent sources.

ASC 820 requires disclosure of the amounts of significant transfers among levels of the fair value hierarchy and the reasons for the transfers. In addition, ASC 820 requires entities to separately disclose, in their roll-forward reconciliation of Level 3 fair value measurements, changes attributable to transfers in and/or out of Level 3 and the reasons for those transfers. Significant transfers into a level must be disclosed separately from transfers out of a level. We had no transfers among levels for the three and six month periods ended June 30, 2012 and 2011.

Recurring Fair Value Measurement

As of June 30, 2012 and December 31, 2011, we had no assets or liabilities measured at fair value on a recurring basis on the condensed consolidated balance sheets. As of March 31, 2012, we maintained a short-position on the 10-Year US Treasury Note of November 15, 2021 and recorded an unrealized gain of approximately $0.4 million in the first quarter of 2012. During the three months ended June 30, 2012, the position was closed whereby the approximately $0.4 million unrealized gain was reversed and an approximately $0.1 gain was realized (see Note 7).

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs during the six month period ended June 30, 2011 (for the six month period ended June 30, 2012 we had no such assets or liabilities). Level 3 instruments presented in the tables include a liability to issue OP Units, which were carried at fair value. The Level 3 instruments were valued using internally developed valuation models that, in management’s judgment, reflect the assumptions a marketplace participant would utilize:

Level 3 Instruments Fair Value Measurements June 30, 2011 (in millions)	Obligation to Issue Partnership Units
Balance, December 31, 2010	$(2.1)
Modification of OP Units (offset against investment)	1.9
Net change in unrealized loss from obligations	(0.3)

Balance, June 30, 2011	$(0.5)

We are required to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. We have not designated any derivative instruments as hedging instruments. As of June 30, 2012 and December 31, 2011, we did not have any derivative instruments outstanding. As discussed in Note 5, Cambridge forfeited all of its rights and interests in the OP Units upon the closing of the purchase of Care’s interest in the Cambridge Portfolio on November 30, 2011.

Our consolidated financial statements include the following gains and losses associated with the aforementioned Cambridge OP Units and our 2012 10-Year US Treasury Note short-position:

(in millions)	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments	Location of (Gain) Loss Recognized in Income on Derivative	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Operating partnership units	Unrealized loss on derivative instruments	$ —	$ —	$ —	$(0.3)

10-Year U.S. Treasury Note (short sale)	Unrealized loss on derivative instruments	$ (0.4)	$ —	$ —	$ —

10-Year U.S. Treasury Note (short sale)	Realized gain on derivative instruments	$ 0.1	$ —	$ 0.1	$ —

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

In addition to the amounts reflected in the financial statements at fair value as provided above, cash and cash equivalents, restricted cash, accrued interest receivable, accounts payable and other liabilities reasonably approximate their fair values due to the short maturities of these items. The fair value of the debt was calculated by determining the present value of the agreed upon interest and principal payments at a discount rate reflective of financing terms currently available in the market for collateral with the similar credit and quality characteristics (based on Level 2 measurements). The mortgage notes payable that were used to finance the acquisitions of the Bickford properties have a combined fair value of approximately $83.1 million and $84.8 million as of June 30, 2012 and December 31, 2011, respectively. As of June 30, 2012, the combined fair value of the Greenfield Loans was approximately $15.3 million. The Bridge Loan used to finance the Greenfield acquisition was a floating rate facility and closed on September 20, 2011. Due to the short -term nature of the Bridge Loan and the fact that it had a floating interest rate, the carrying value of the Bridge Loan approximated fair market value as of December 31, 2011. We determined that the fair value of our loan investment, computed by discounting expected future cash flow at market rate, was approximately equal to our carrying value at June 30, 2012 and December 31, 2011.

Note 10 — Stockholders’ Equity

Our authorized capital stock consists of 100,000,000 shares of preferred stock, $0.001 par value and 250,000,000 shares of common stock, $0.001 par value. As of June 30, 2012 and December 31, 2011, no shares of preferred stock were issued and outstanding and 10,215,551 and 10,171,550 shares of our common stock were issued and outstanding, respectively.

Tiptree owns the 2008 Warrant that entitles it to purchase 652,500 shares of our common stock at a price of $11.33 per share under the Manager Equity Plan. The 2008 Warrant is immediately exercisable and expires on September 30, 2018.

During 2012, we issued 4,428 shares of common stock with a combined aggregate fair value of approximately $30,000 to our independent directors as part of their annual retainer for 2012 and 2011. Each independent director receives an annual base retainer of $50,000, payable quarterly in arrears, of which 70% is paid in cash and 30% in shares of Care common stock. Shares paid to our directors are issued under our Equity Plan, which was adopted in June 2007 (the “Equity Plan”).

On March 30, 2012, we issued 49,573 common shares with a combined aggregate fair value of approximately $345,000 to TREIT in conjunction with the 2011 fourth quarter incentive fee due under the Services Agreement (see Note 8). These shares were issued under the Manager Equity Plan.

On April 3, 2012, the Company declared a cash dividend of $0.135 per share of common stock for the fourth quarter of 2011 which was paid on May 1, 2012 to stockholders of record as of April 17, 2012. Such dividend will be treated as a 2012 distribution for tax purposes.

On May 10, 2012, the Company declared a cash dividend of $0.135 per share of common stock for the first quarter of 2012 was paid on June 7, 2012 to stockholders of record as of May 24, 2012.

In December 2011, we granted 100,153 restricted stock units (“RSUs”) to certain officers and employees at a grant date fair value of approximately $0.7 million. For the three month period ended June 30, 2012, dividend equivalent distributions were made to the holders of the unvested RSUs of approximately $27,000.

In conjunction with the resignation of our former chief financial officer, effective June 23, 2012, 30,769 restricted stock units were forfeited that were previously granted during his employment. Those units are available for future issuance under the Equity Plan. In addition, on June 25, 2012, the Company repurchased from our former chief financial officer 10,000 shares of our common stock at fair market value of $7.15 per common share. The repurchased shares are available for future issuance.

As of June 30, 2012, 200,904 common shares remain available for future issuances under the Equity Plan and 134,629 shares (which is net of 652,500 shares that are reserved for potential issuance upon conversion of the 2008 Warrant) remain available for future issuances under the Manager Equity Plan.

Note 11 — Income (Loss) per Share (in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net income (loss) per share of common stock
Net income (loss) per share, basic	$(0.03)	$0.11	$0.00	$(0.00)

Net income (loss) per share, diluted	$(0.03)	$0.10	$0.00	$(0.00)

Numerator:
Net income (loss)	$(239)	$1,067	$55	$(46)
Less: Allocation to participating securities	(27)	—	(27)	—

Net income (loss) allocated to common stockholders, basic and diluted	$(266)	$1,067	$28	$(46)

Denominator:
Weighted average common shares outstanding, basic	10,224,845	10,149,562	10,200,141	10,145,018
Shares underlying RSU grants	—	—	14,124	—
Shares underlying the Cambridge warrant	—	17,710	—	—

Weighted average common shares outstanding, diluted	10,224,845	10,167,272	10,214,265	10,145,018

For the six month period ended June 30, 2012, diluted income per share includes the effect of 69,384 remaining unvested RSUs which were granted to certain officers and employees on December 30, 2011. For the three month period ended June 30, 2012, diluted loss per share excludes the effect of these awards as they were anti-dilutive. The RSUs are participating securities.

For the three month period ended June 30, 2011, diluted income per share includes the effect of 17,710 common shares pertaining to the Warrant issued to Cambridge on April 15, 2011 under the Omnibus Agreement. For the six month period ended June 30, 2011 there were no outstanding securities that were dilutive.

For the three months ended June 30, 2011, the original operating partnership units did not affect diluted EPS. For the six month period ended June 30, 2011, basic and diluted EPS did not include operating partnership units that were outstanding prior to April 15, 2011 as they were anti-dilutive.

As described in Note 5, on April 14, 2011 (effective April 15, 2011), our Cambridge investment was restructured and the OP Units issued in connection with the Cambridge investment were no longer redeemable for or convertible into shares of our common stock.

All periods above exclude the dilutive effect of the 2008 Warrant convertible into 652,500 shares because the exercise price was more than the average market price during such periods.

Note 12 — Commitments and Contingencies

The table below summarizes our remaining contractual obligations as of June 30, 2012.

Amounts in millions	2012	2013	2014	2015	2016	2017	Thereafter	Total
Mortgage notes payable and related interest	$3.7	$7.5	$7.5	$81.4	$1.0	$1.0	$10.2	$112.3

Base Service Fee Obligations(1)	0.2	0.5	—	—	—	—	—	0.7

Operating Lease Obligations(2)	0.2	0.2	0.2	0.2	0.2	0.2	0.4	1.6

Total	$4.1	$8.2	$7.7	$81.6	$1.2	$1.2	$10.6	$114.6

(1)	TREIT base service fee, subject to increase or decrease based on changes in shareholders’ equity. The termination fee payable to TREIT in the event of non-renewal of the Services Agreement by the Company is not fixed and determinable and is therefore not included in the table.
(2)	Minimum rental obligations for Company office lease.

For the three and six month periods ended June 30, 2012 and 2011, rent expense for the Company’s office lease was approximately $0.1 million and $0.1 million, respectively.

Litigation

Care is not presently involved in any material litigation or, to our knowledge, is any material litigation threatened against us or our investments, other than routine litigation arising in the ordinary course of business. Management believes the costs, if any, incurred by us related to litigation will not materially affect our financial position, operating results or liquidity.

Note 13 — Subsequent Events

Share Issuances

On July 2, 2012, we issued 2,144 shares of common stock with a combined aggregate fair value of approximately $15,000 to our independent directors as part of their annual retainer for the quarter ended June 30, 2012.

Dividends Declaration

On August 9, 2012, the Company declared a cash dividend of $0.135 per share of common stock with respect to the second quarter of 2012 that will be paid on September 6, 2012 to stockholders of record as of August 23, 2012.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

Our disclosure and analysis in this Form 10-Q, and the documents that are incorporated by reference herein contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements provide our current expectations or forecasts of future events and are not statements of historical fact. These forward-looking statements include information about possible or assumed future events, including, among other things, discussion and analysis of our future financial condition, results of operations and funds from operations (“FFO”) and adjusted funds from operations (“AFFO”), our strategic plans and objectives, cost management, occupancy and leasing rates and trends, liquidity and ability to refinance our indebtedness as it matures, anticipated capital expenditures (and access to capital) required to complete projects, amounts of anticipated cash distributions to our stockholders in the future and other matters. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecast in the forward-looking statements. You should not place undue reliance on these forward-looking statements. We are not obligated to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise. Statements regarding the following subjects, among others, are forward-looking by their nature:

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

Overview

Care Investment Trust Inc. (all references to “Care,” “the Company,” “we,” “us,” and “our” means Care Investment Trust Inc. and its subsidiaries) is an equity real estate investment trust (“REIT”) that invests in healthcare facilities including assisted-living, independent-living, memory care, skilled nursing and other healthcare-related real estate assets in the United States of America (the “U.S.”). The Company, which utilizes a hybrid management structure containing components of both internal and external management, was incorporated in Maryland in March 2007 and completed its initial public offering on June 22, 2007.

As of June 30, 2012, we maintain a geographically-diversified investment portfolio consisting of approximately $2.5 million (2%) in an unconsolidated joint venture that owns real estate, approximately $127.2 million (94%) in wholly-owned real estate and approximately $5.6 million (4%) in a mortgage loan. As of June 30, 2012, Care’s portfolio of assets consists of wholly-owned real estate of senior housing facilities, including assisted living, independent living and memory care facilities, as well as a joint-venture which owns an assisted / independent living facility and a mortgage loan secured by skilled nursing facilities, assisted living facilities and a multifamily property. Our wholly-owned senior housing facilities are leased, under triple-net leases, which require the tenants to pay all property-related expenses.

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

Transactions in 2011 and 2012

In May 2011, with our prior consent, Senior Management Concepts, LLC (“SMC”) sold three (3) of the four (4) properties in our SMC portfolio. We received approximately $6.6 million of gross proceeds consisting of approximately $5.2 million representing a return of our preferred equity investment in the three (3) sold properties, approximately $0.9 million representing our 10% common equity interest in the three (3) sold properties and approximately $0.4 million which satisfied all outstanding delinquent preferred return and default interest payments owed us. In conjunction with the sale of the three (3) properties, we returned a security deposit of approximately $0.4 million that was held by us as payment collateral for those facilities. We received approximately $12,000 in excess of the then current cost basis of our investment.

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

In April 2012, Care refinanced the Bridge Loan for the Greenfield properties by entering into three (3) separate non-recourse loans with KeyCorp for an aggregate amount of approximately $15.7 million. The Greenfield Loans bear interest at a fixed rate of 4.76%, amortize over a 30-year period, provide for monthly interest and principal payments commencing on June 1, 2012 and mature on May 1, 2022. The Greenfield Loans are secured by separate cross-collateralized, cross-defaulted first priority deeds of trust on each of the Greenfield properties. The Greenfield Loans are non-recourse to the Company except for certain non-recourse carveouts (customary for transactions of this type), as provided in the related guaranty agreements for each Greenfield Loan. Each Greenfield Loan contains typical representations and covenants for loans of this type. A breach of the representations or covenants could result in a default under each of the Greenfield Loans, which would result in all amounts owing under each of the Greenfield Loans to become immediately due and payable since all of the Greenfield Loans are cross-defaulted. In June 2012, KeyCorp sold each of the Greenfield Loans to Freddie Mac under Freddie Mac’s CME Program.

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

Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2011 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no significant changes to those policies during the six-month period ended June 30, 2012.

Results of Operations

Comparison of the three months ended June 30, 2012 and the three months ended June 30, 2011

Revenue

During the three month period ended June 30, 2012, we recognized approximately $3.4 million of rental revenue and approximately $0.4 million of reimbursable income on our Bickford properties (the “Bickford Portfolio”) and our Greenfield properties (the “Greenfield Portfolio”), as compared with approximately $3.0 million of rental revenue and approximately $0.3 million of reimbursable income related solely to the Bickford Portfolio during the comparable period in 2011. Our acquisition of the Greenfield Portfolio in September 2011 accounts for the $0.4 million increase in rental revenue and the $0.1 million increase in reimbursable income in the second quarter of 2012 as compared to the second quarter of 2011. Reimbursable income includes real estate taxes and certain other escrows that we collect on behalf of our Bickford and Greenfield Portfolios and which are used to pay such expense as they come due.

We earned interest income on our remaining loan investment, which is part of a syndicated loan in which we have an approximately one-third interest, of approximately $0.2 million for each of the three month periods ended June 30, 2012 and 2011. Our loan portfolio had a lower average outstanding principal loan balance during the three month period ended June 30, 2012, as compared with the comparable period during 2011, as a result of scheduled principal payments and prepayments received. The impact of the reduction in the outstanding principal balance is partially offset by the increase in the applicable interest rate for the three months ended June 30, 2012 which resulted from a restructuring of the loan in November 2011. We recognized interest income for the three months ended June 30, 2012 at an effective interest rate based on Libor in effect at the inception of the restructured loan and using a weighted average spread of 7.20%. For the three months ended June 30, 2011, the effective yield was 4.21%.

Expenses

For the three months ended June 30, 2012, we recorded base service fee and incentive fee expense under our services agreement with TREIT for certain advisory and support services (the “Services Agreement”) of approximately $0.1 million (base) and none (incentive), respectively, as compared with approximately $0.1 million (base) and approximately $0.2 million (incentive), respectively, for the comparable period in 2011. The decrease of approximately $0.2 million in incentive fee expense in the second fiscal quarter of 2012 is primarily attributable to the sale of our interest in the Cambridge Portfolio that occurred in November 2011, thereby reducing the Company’s AFFO Plus Gain (Loss) on Sale (as defined in the Services Agreement) for the three month period ended June 30, 2012 as compared to the comparable period in 2011.

Marketing, general and administrative expenses, which include fees for professional services, such as audit, legal and investor relations; directors & officers (D&O) insurance; general overhead costs for the Company; and employee salaries and benefits, as well as, fees paid to our directors were approximately $0.9 million for each of the three month periods ended June 30, 2012 and 2011. During the second quarter of fiscal 2012, as compared to the comparable period of 2011, there was an increase of approximately $0.2 million in professional fees incurred relating to transaction expenses and stock-based compensation costs associated with restricted stock units granted in December 2011, offset by a decrease of approximately $0.2 million in compensation expense relating to reduction in annual bonus accruals, a reduction in D&O insurance expense and the reduction in local income taxes.

The services fees, incentive fees, expense reimbursements, and the relationship between us and our advisor, TREIT, are discussed further in Note 8 to the Condensed Consolidated Financial Statements.

Reimbursed property expenses include real estate taxes and other reserves that we collect and disburse on behalf of our tenants in our owned properties. Reimbursable expenses for the three months ended June 30, 2012 were approximately $0.4 million as compared to approximately $0.3 million during the comparable period in 2011. The $0.1 million increase is primarily attributable to the additional properties acquired in the September 2011 Greenfield transaction. Reimbursable income substantially offsets reimbursable expenses.

Depreciation and Amortization

Depreciation and amortization expenses amounted to approximately $1.0 million for the three months ended June 30, 2012 as compared to approximately $0.9 million during the three months ended June 30, 2011. The depreciation and amortization expense for the three month period ended June 30, 2011 related to the Bickford Portfolio. For the three month period ended June 30, 2012, depreciation and amortization expense included the Bickford Portfolio as well as the Greenfield Portfolio that the Company acquired in September 2011. Also included in depreciation and amortization were expenses related to the amortization of the in-place leases related to these properties as well as depreciation related to the fixtures, furniture and equipment located in the Company’s corporate headquarters.

Income or loss from investments in partially-owned entities

For the three month period ended June 30, 2012 income from partially-owned entities amounted to approximately $0.1 million as compared with income of approximately $1.4 million for the comparable period in 2011, a decrease of approximately $1.3 million. For the three months ended June 30, 2012 and 2011, we recognized our share of our equity income in the SMC investment of $0.1 million and $0.2 million, respectively. As per the terms of the restructured Cambridge investment (as outlined in the Omnibus Agreement dated

April 15, 2011, which was retroactive as of January 1, 2011) we recognized in the three months ended June 30, 2011 approximately $1.2 million representing a preferential distribution of cash flow from operations. An impairment of approximately $0.1 million was recognized on our SMC investment during the three month period ended June 30, 2011 due to lower occupancy.

Gain or loss on derivative instruments

During the quarter ended March 31, 2012, we became party to the short sale of a $15.5 million 2.00% U.S. Treasury Note due November 15, 2021 (the “10-Year U.S. Treasury Note”) in anticipation of entering into a ten-year fixed rate mortgage secured by our Greenfield Portfolio. During the three month period ended March 31, 2012, we recognized an unrealized gain on derivative instruments of approximately $0.4 million relating to the short-position. During the quarter ended June 30, 2012, the short-position was closed whereby the original unrealized gain was reversed and a net realized gain of approximately $0.1 was recognized (see Notes 7 and 9 to the Condensed Consolidated Financial Statements).

Interest Expense

We incurred interest expense of approximately $1.6 million for the three month period ended June 30, 2012 as compared with interest expense of approximately $1.4 million for the three month period ended June 30, 2011. Interest expense for both of these periods ended June 30 includes the interest incurred on the mortgage debt secured by the Bickford Portfolio. The increase in interest expense of approximately $0.2 million during the second quarter in 2012 was primarily the result of interest and amortization of deferred financing costs on the mortgage debt secured by the Greenfield properties.

Comparison of the six months ended June 30, 2012 and the six months ended June 30, 2011

Revenue

During the six month period ended June 30, 2012, we recognized approximately $6.9 million of rental revenue and approximately $0.7 million of reimbursable income on the Bickford Portfolio and our Greenfield Portfolio, as compared with approximately $5.9 million of rental revenue and approximately $0.6 million of reimbursable income related solely to the Bickford Portfolio during the comparable period in 2011. Our acquisition of the Greenfield Portfolio in September 2011 accounts for the increase in rental revenue and reimbursable income.

We earned interest income on our remaining loan investment of approximately $0.4 million for each of the six month periods ended June 30, 2012 and 2011. Our loan portfolio had a lower average outstanding principal loan balance during the six month period ended June 30, 2012, as compared with the comparable period during 2011, as a result of scheduled principal payments and prepayments received. The impact of the reduction in the outstanding principal balance is partially offset by the increase in the applicable interest rate for the six months ended June 30, 2012 which resulted from a restructuring of the loan in November 2011. We recognized interest income for the six months ended June 30, 2012 at an effective interest rate based on Libor in effect at the inception of the restructured loan and using a weighted average spread of 7.20%. For the six months ended June 30, 2011, the effective yield was 4.21%.

Expenses

For the six months ended June 30, 2012, we recorded base service fee and incentive fee expense under our Services Agreement of approximately $0.2 million (base) and none (incentive), respectively, as compared with approximately $0.2 million (base) and approximately $0.5 million (incentive), respectively, for the comparable period in 2011. The decrease of approximately $0.5 million in incentive fee expense during the first six months of 2012 is primarily attributable to the sale of our interest in the Cambridge Portfolio that occurred in November 2011, thereby reducing the Company’s AFFO Plus Gain (Loss) on Sale (as defined in the Services Agreement) for the six month period ended June 30, 2012 as compared to the comparable period in 2011.

Marketing, general and administrative expenses were approximately $2.1 million for the six month period ended June 30, 2012 as compared with approximately $1.7 million for the comparable period in 2011, an increase of approximately $0.4 million. The increase is primarily attributable to an increase of approximately $0.5 million in professional fees incurred during fiscal 2012 relating to an increase in transaction expenses and approximately $0.1 million for stock-based compensation costs associated with restricted stock units granted in December 2011, partially offset by a decrease of approximately $0.2 million in compensation expense relating to reduction in annual bonus accruals, reduction in local income taxes and a reduction in D&O insurance expense during the six months ended June 30, 2012 as compared to the comparable period in 2011.

Reimbursed property expenses include real estate taxes and other reserves that we collect and disburse on behalf of our tenants in our owned properties. Reimbursable expenses for the six months ended June 30, 2012 were approximately $0.7 million as compared to approximately $0.6 million during the comparable period in 2011. The $0.1 million increase is primarily attributable to the additional properties acquired in the September 2011 Greenfield transaction. Reimbursable income substantially offsets reimbursable expenses.

Depreciation and Amortization

Depreciation and amortization expenses amounted to approximately $2.0 million for the six months ended June 30, 2012 as compared to approximately $1.7 million during the six months ended June 30, 2011. The depreciation and amortization expense for the six month period ended June 30, 2011 related to the Bickford Portfolio. For the six month period ended June 30, 2012, depreciation and amortization expense included the Bickford Portfolio as well as the Greenfield Portfolio which the Company acquired in September 2011. Also included in depreciation and amortization were expenses related to the amortization of the in-place leases related to these properties as well as depreciation related to the fixtures, furniture and equipment located in the Company’s corporate headquarters.

Income or loss from investments in partially-owned entities

For the six month period ended June 30, 2012 income from partially-owned entities amounted to approximately $0.2 million as compared with income of approximately $0.8 million for the comparable period in 2011, a change of approximately $0.6 million. For the six months ended June 30, 2012 and 2011, we recognized our share of our equity income in the SMC investment of $0.2 million and $0.6 million respectively. We recognized our allocable non-cash operating loss from the Cambridge Portfolio of approximately $1.1 million representing 85% of the operating loss of Cambridge for the first quarter of 2011, which included approximately $2.6 million attributable to our share of the depreciation and amortization expenses associated with these properties. During the second quarter of 2011, per the terms of the restructured Cambridge investment (as outlined in the Omnibus Agreement dated April 15, 2011, we recognized approximately $1.2 million representing a preferential distribution of cash flow from operations. We sold our interest in the Cambridge Portfolio in November 2011. An impairment of approximately $0.1 million was recognized on our SMC investment during the three month period ended June 30, 2011 due to lower occupancy.

Gain or loss on derivative instruments

During the quarter ended March 31, 2012, we became party to the short sale of a $15.5 million 10-Year U.S. Treasury Note in anticipation of entering into a ten-year fixed rate mortgage secured by our Greenfield Portfolio. The short-position was closed in April 2012 and a net realized gain of approximately $0.1 was recognized for the six month period ended June 30, 2012 (see Notes 7 and 9 to the Condensed Consolidated Financial Statements). We recognized approximately $0.3 million unrealized loss on the fair value of our obligation to issue operating partnership units (“OP Units”) related to the Cambridge investment for the six month period ended June 30, 2011. As a result of the terms of the Omnibus Agreement, the valuation and accounting for the OP Units had been modified on April 15, 2011 (see Note 5 to the Condensed Consolidated Financial Statements). Our obligation with respect to the OP Units associated with the Cambridge Portfolio was eliminated upon the sale of our interest in the Cambridge Portfolio in the fourth quarter of 2011.

Interest Expense

We incurred interest expense of approximately $3.2 million for the six month period ended June 30, 2012 as compared with interest expense of approximately $2.7 million for the six month period ended June 30, 2011. Interest expense for both of these periods ended June 30 includes the interest incurred on the mortgage debt secured by the Bickford Portfolio. The increase in interest expense of approximately $0.5 million during the six month period ended June 30, 2012 was primarily the result of interest and amortization of deferred financing costs on the mortgage debt secured by the Greenfield properties acquired in September 2011.

Liquidity and Capital Resources

Short-term Liquidity Needs

Liquidity is a measurement of our ability to meet short and long-term cash needs. Our principal current cash needs are: (i) to fund operating expenses, including potential expenditures for repairs and maintenance of our properties and debt service on our outstanding mortgage loan obligations; (ii) to distribute 90% of our REIT taxable income to our stockholders in order to maintain our REIT status; and (iii) to fund other general ongoing business needs, including employee compensation expense, D&O insurance, administrative expenses, as well as property acquisitions and investments. As of June 30, 2012, we did not have any development and / or redevelopment projects or any outstanding purchase obligations for the acquisition of additional assets. Our primary sources of liquidity are our current working capital, rental income from our wholly-owned real estate properties, distributions from our interest in a partially-owned entity that holds real estate, interest and principal payments on our remaining loan investment and interest income earned from our available cash balances. Management currently believes that the Company has adequate liquidity to meet its short-term capital needs.

We intend to invest in additional healthcare-related real estate properties only as suitable opportunities arise. In the short term, we may seek to fund any future acquisitions, developments or redevelopments with a combination of cash on hand, working capital and equity and/or debt financing. Potential increases in real estate investments and decreases in cash may potentially result in increases in revenue, cash flow and earnings, offset by a reduction in liquidity. In evaluating acquisition opportunities, the Company takes into consideration its current and future cash needs as well as the availability of equity and/or debt financing.

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

Cash and Cash Equivalents

Cash and cash equivalents were approximately $48.0 million at June 30, 2012 as compared with approximately $52.3 million at December 31, 2011, a decrease of approximately $4.3 million. The decrease in cash and cash equivalents during the six months ended June 30, 2012 was primarily due to payment of approximately $1.3 million in base service fees and incentive fees to our advisor TREIT; approximately $15.8 million of principal payments on outstanding mortgage loans, which included the payoff of the Bridge Loan on the Greenfield Portfolio; payment of deferred financing costs of approximately $0.6 million; dividend payments of approximately $2.8 million; repurchase of common stock of approximately $0.1 million; and payment of approximately $0.8 million for 2011 cash bonuses. This amount was partially offset by income generated from our real estate investments; approximately $15.7 million in borrowings from mortgage notes; $0.2 million distributions from partially-owned entities; $0.1 million proceeds from derivative transactions; and $0.2 million in loan repayments. During the six months ended June 30, 2012, cash of approximately $0.9 million was used in operating activities, approximately $0.2 million provided by investing activities and approximately $3.6 million used in financing activities.

Cash Uses

The Company continually evaluates new investment opportunities in healthcare properties as well as expansions and/or modifications to existing investments. The availability of attractive investment opportunities that are suitable for our risk-adjusted return parameters, and the availability of third-party financing will impact our uses of cash in 2012. In addition, in 2012 we expect to use cash to fund operating expenses, including potential expenditures for repairs and maintenance of our properties and debt service on our outstanding mortgage loan obligations, as well as other general ongoing business needs, employee compensation expense, D&O insurance, professional fees and rent. We also expect to distribute cash to our stockholders in the form of dividends and/or return of capital.

Cash from Operating Activities

Net cash used in operating activities for the six months ended June 30, 2012 was approximately $0.9 million as compared with approximately $3.2 million provided by operating activities for the comparable 2011 period, a change of approximately $4.1 million. The change was primarily attributable to an approximately $0.5 million increase in operating expenses associated with transaction activity and other professional fee expenses; a reduction of approximately $2.6 million of cash distributions from the Company’s investments in partially-owned entities resulting from our restructuring and sale of the Cambridge Portfolio in 2011, which was offset by an increase in rental revenues of approximately $1.0 million and a decrease of approximately $0.5 million in incentive fees incurred to our advisor TREIT, of which 20% is payable in stock. The net change in operating assets and liabilities was approximately $2.3 million use of cash in the six month period ended June 30, 2012, which was primarily attributable to approximately $1.7 million in base service fees and incentive fees relating to our fiscal fourth quarter of 2011 and approximately $0.8 million for 2011 cash bonuses, both paid in 2012, partially offset by additional 2012 accruals for operating expenses.

Cash from Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2012 was approximately $0.2 million as compared with approximately $7.4 million provided by investing activities for the six months ended June 30, 2011, a decrease of approximately $7.2 million. The change is primarily attributable to the receipt of loan repayments of approximately $0.2 million in 2012 as compared to the receipt of loan repayments of approximately $1.6 million for the comparable period in 2011; return of investment in partially-owned entities of approximately $6.1 million in the six months ended June 30, 2011 associated with the sale of three (3) of the Company’s four (4) properties in its SMC investment which did not occur during the comparable period in 2012, which were partially offset by proceeds of approximately $0.1 million from the sale of derivatives in the six months ended June 30, 2012; and fixed asset purchases of $23,000 in 2012 as compared with approximately $0.2 million during the comparable period in 2011.

Cash from Financing Activities

Net cash used in financing activities for the six months ended June 30, 2012 was approximately $3.6 million as compared with approximately $1.7 million used for the six months ended June 30, 2011, an increase of approximately $1.9 million. The change is primarily attributable to the scheduled principal repayments under our mortgage notes and payoff of the Bridge Loan for our Greenfield Portfolio of approximately $15.8 million for the six months ended June 30, 2012 as compared to approximately $0.4 million for the comparable 2011 period which only included principal repayments; payment of deferred financing costs of approximately $0.6 million in 2012; dividend payments of approximately $2.8 million in 2012 as compared to approximately $1.4 million in 2011; and the repurchase of common stock of approximately $0.1 million in 2012, which was partially offset by additional borrowings of mortgage notes during the six month period ended June 30, 2012 of approximately $15.7 million which did not occur during the comparable period in 2011.

Debt

On June 26, 2008, in connection with the acquisition of the initial 12 properties from affiliates of Bickford Senior Living Group LLC (“Bickford”) (discussed in Note 3 to the Condensed Consolidated Financial Statements), we entered into a mortgage loan with Red Mortgage Capital, Inc. (“Red Capital”) in the principal amount of approximately $74.6 million. The mortgage loan has a fixed interest rate of 6.845% and requires a fixed monthly debt service payment of approximately $0.5 million for principal and interest, until maturity in July 2015, at which time the then outstanding balance of approximately $69.6 million is due and payable. In addition, we are required to make monthly escrow payments for taxes and reserves for which we are reimbursed by the tenants of these properties. The mortgage loan is collateralized by the 12 properties.

On September 30, 2008, we acquired two (2) additional properties from Bickford and entered into a second mortgage loan with Red Capital in the principal amount of approximately $7.6 million. The mortgage loan has a fixed interest rate of 7.17% and requires a fixed monthly debt service payment of approximately $52,000 for principal and interest until the maturity in July 2015 when the then outstanding balance of approximately $7.1 million is due and payable. In addition, we are required to make monthly escrow payments for taxes and reserves for which we are reimbursed by the tenants of these properties. The mortgage loan is collateralized by the two (2) properties.

Both mortgage loans payable to Red Capital (the “Bickford Loans”) contain prepayment restrictions that impact our ability to refinance either of the mortgage loans prior to 2015. The Bickford loans are secured by separate cross-collateralized, cross-defaulted first priority mortgages/deeds of trust on each of the 14 Bickford properties. The Bickford loans are non-recourse to the Company except for certain non-recourse carveouts (customary for transactions of this type), as provided in the related guaranty agreements for the Bickford loans. Each Bickford Loan contains typical representations and covenants for loans of this type. A breach of the representations or covenants could result in a default under each of the Bickford Loans, which would result in all amounts owing under each of the Bickford Loans to become immediately due and payable since all of the Bickford Loans are cross-defaulted. As of June 30, 2012, approximately $0.4 million of premium remains to be amortized over the remaining term of the two (2) mortgage loans.

On September 20, 2011, we entered into the Bridge Loan with KeyBank in the principal amount of approximately $15.5 million for the purpose of financing the purchase price for the Greenfield Portfolio. The Bridge Loan bore interest at a floating interest rate equal to Libor plus 4.00% with no Libor floor, and provided for monthly interest and principal payments commencing on October 1, 2011. On April 24, 2012 Care refinanced the Bridge Loan for the Greenfield Portfolio by entering into three separate non-recourse loans (each a “Greenfield Loan” and collectively the “Greenfield Loans”) with KeyCorp Real Estate Capital Markets, Inc. (“KeyCorp”) for an aggregate amount of approximately $15.7 million. The Greenfield Loans bear interest at a fixed rate of 4.76%, amortize over a 30-year period, provide for monthly interest and principal payments commencing on June 1, 2012 and mature on May 1, 2022. The Greenfield Loans are secured by separate cross-collateralized, cross-defaulted first priority deeds of trust on each of the Greenfield properties. The Greenfield Loans are non-recourse to the Company except for certain non-recourse carveouts (customary for transactions of this type), as provided in the related guaranty agreements for each Greenfield Loan. Each Greenfield Loan contains typical representations and covenants for loans of this type. A breach of the representations or covenants could result in a default under each of the Greenfield Loans, which would result in all amounts owing under each of the Greenfield Loans to become immediately due and payable since all of the Greenfield Loans are cross-defaulted. In June 2012, KeyCorp sold each of the Greenfield Loans to Federal Home Loan Mortgage Corporation (“Freddie Mac”) under Freddie Mac’s Capital Markets Execution (“CME”) Program.

The Company leases its corporate office space with monthly rental payments approximating $20,000. The lease expires March 7, 2019.

Per the terms of the Services Agreement, the Company is obligated to: (i) pay TREIT a monthly base services fee of one-twelfth of 0.5% of the Company’s Equity (as defined in the Services Agreement), as adjusted to account for Equity Offerings (as defined in the Services Agreement), (ii) provide TREIT with office space and certain office related services (as provided in the Services Agreement and subject to a cost sharing agreement between the Company and TREIT); and (iii) pay a quarterly incentive fee, if earned, equal to the lesser of (a) 15% of the Company’s AFFO Plus Gain/(Loss) on Sale (as defined in the Services Agreement) and (b) the amount by which the Company’s AFFO Plus Gain /(Loss) on Sale exceeds an amount equal to Adjusted Equity multiplied by the Hurdle Rate (as defined in the Services Agreement) (see Note 8 to the Condensed Consolidated Financial Statements). On November 9, 2011, we entered into an amendment to the Services Agreement which clarified the basis upon which the Company calculates the quarterly incentive fee. On June 30, 2012, TREIT and Tiptree Capital became indirect subsidiaries of Tiptree. The Services Agreement remains in full effect following the closing of such transaction.

Equity

As of June 30, 2012, we had 10,215,551 shares of common stock and no shares of preferred stock outstanding.

On March 30, 2012, the Company issued 49,573 common shares to TREIT in conjunction with its quarterly incentive fee due under the Services Agreement for the fourth quarter of 2011. These shares were issued under the Manager Equity Plan, which was adopted in June 2007 (the “Manager Equity Plan”).

During 2012, we issued 4,428 shares of common stock with a combined aggregate fair value of approximately $30,000 to our independent directors as part of their annual retainer for 2012 and 2011. The shares paid to our directors were issued under the equity plan, which was adopted in June 2007 (the “Equity Plan”). Each independent director receives an annual base retainer of $50,000, payable quarterly in arrears, of which 70% is paid in cash and 30% in shares of Care common stock. Shares granted as part of the annual retainer vest immediately and are included in general and administrative expense.

Tiptree owns a warrant (the “2008 Warrant”) to purchase 652,500 shares of our common stock at a price of $11.33 per share. The 2008 Warrant is immediately exercisable and expires on September 30, 2018.

In December 2011, we granted 100,153 restricted stock units (“RSUs”) to certain officers and employees at a grant date fair value of approximately $0.7 million.

In conjunction with the resignation of our former chief financial officer, effective June 23, 2012, 30,769 restricted stock units were forfeited that were previously granted during his employment. Those units are available for future issuance under the Equity Plan. In addition, on June 25, 2012, the Company repurchased from our former chief financial officer 10,000 shares of our common stock at fair market value of $7.15 per common share. The repurchased shares are available for future issuance.

As of June 30, 2012, 200,904 common shares remain available for future issuances under the Equity Plan and 134,629 shares (which is net of 652,500 shares that are reserved for potential issuance upon conversion of the 2008 Warrant) remain available for future issuances under the Manager Equity Plan.

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

On May 10, 2012, the Company declared a cash dividend of $0.135 per share of common stock for the quarter ended on March 31, 2012, which was paid to stockholders of record at the close of business on May 24, 2012.

On August 9, 2012, the Company declared a cash dividend of $0.135 per share of common stock with respect to the second quarter of 2012 which will be paid on September 6, 2012 to stockholders of record as of August 23, 2012.

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

Contractual Obligations

The table below summarizes our contractual obligations as of June 30, 2012 (amounts in millions):

Payments due by Period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Mortgage notes payable and related interest	$112.3	$3.7	$96.4	$2.0	$10.2
Base service fee obligations(1)	0.7	0.2	0.5	—	—
Operating lease obligations(2)	1.6	0.2	0.6	0.4	0.4

Total	$114.6	$4.1	$97.5	$2.4	$10.6

(1)	TREIT base service fee, subject to increase or decrease based on changes in shareholders’ equity. The termination fee payable to TREIT in the event of non-renewal of the Services Agreement by the Company is not fixed and determinable and is therefore not included in the table.
(2)	Minimum rental obligations for Company office lease.

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

For a discussion of our debt, see “Liquidity and Capital Resources — Debt.”

Acquisitions and Dispositions

Management continually monitors potential investment and expansion opportunities. Our focus is on potential acquisitions in the senior housing industry that provide attractive risk adjusted returns. Our overall strategy is to identify strong and experienced regional operators of assisted living, independent living and memory care facilities who are looking to expand and diversify their operations by entering into strategic relationships with capital partners. We believe that by entering into such relationships, we will not only generate attractive current returns for our stockholders, but create a forward pipeline of additional opportunities as well. While cap rates for larger portfolios have compressed during the past few years, thereby increasing the cost of acquisitions, we continue to see opportunities to acquire small portfolios of three (3) to ten (10) properties at attractive yields.

As of June 30, 2012, the Company did not have any definitive purchase and sale obligations with regard to any real estate transactions. The Company regularly evaluates potential real estate acquisitions and dispositions. While current and projected returns for a subject property significantly influence the decision making process, other items, such as the impact on the geographic diversity of the Company’s portfolio, the type of property, the Company’s experience with and the overall reputation of the property operator and the availability of mortgage financing are also taken into consideration. Applicable capitalization rates for such acquisitions vary depending on a number of factors including, but not limited to, the type of facility, its location, competition and barriers to entry in the particular marketplace, age and physical condition of the facility, status and experience of the property operator and the existence or availability of mortgage financing. The property net operating income for prospective acquisitions is generally based upon the earnings before interest, taxes, depreciation or amortization, or EBITDA, for such property adjusted for market vacancy and property management fees as well as applicable maintenance, operating and tax reserves.

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

Off-Balance Sheet Arrangements

As of June 30, 2012, we maintain an interest in one (1) unconsolidated joint venture. See Note 5 to our consolidated financial statements for more information regarding our interest in the unconsolidated joint venture. Our risk of loss associated with this investment is limited to our investment in this joint venture. We have no material off-balance sheet arrangements as of June 30, 2012.

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

The following is a reconciliation of FFO and AFFO to net income (loss), which is the most directly comparable GAAP performance measure, for the three and six month periods ended June 30, 2012 and 2011, respectively (in thousands, except share and per share data):

	For the three months ended June 30, 2012		For the six months ended June 30, 2012
	FFO	AFFO	FFO	AFFO
Net income (loss)	$(239)	$(239)	$55	$55
Add:
Depreciation and amortization from partially-owned entities	—	—	—	—
Depreciation and amortization on owned properties	975	975	1,943	1,943
Stock-based compensation	—	36	—	105
Amortization of above-market leases	—	52	—	104
Amortization of deferred financing costs	—	67	—	134
Transaction costs	—	233	—	233
Other non-cash	—	—	—	79
Stock issued to related parties	—	—	—	—
Straight-line effect of lease revenue	—	(399)	—	(799)
Excess cash distributions from the Company’s equity method investments	—	—	—	—
Change in the obligation to issue OP Units	—	—	—	—
Unrealized loss on derivative instruments	—	420	—	—

Funds From Operations and Adjusted Funds From Operations	$736	$1,145	1,998	$1,854

FFO and Adjusted FFO per share basic	$0.07	$0.11	$0.20	$0.18

FFO and Adjusted FFO per share diluted	$0.07	$0.11	$0.20	$0.18

Weighted average shares outstanding — basic (1)	10,224,845	10,224,845	10,200,141	10,200,141

Weighted average shares outstanding — diluted (1) (2)	10,239,979	10,239,979	10,214,265	10,214,265

(1)	The diluted FFO and AFFO per share calculations exclude the dilutive effect of the 2008 Warrant convertible into 652,500 common shares for the three and six month periods ended June 30, 2012, respectively, because the exercise price was more than the average market price for each of those periods.
(2)	The diluted FFO and AFFO per share calculations include the dilutive effect of 69,384 remaining unvested restricted stock units which were granted to certain officers and employees on December 30, 2011.

	For the three months ended June 30, 2011		For the six months ended June 30, 2011
	FFO	AFFO	FFO	AFFO
Net income (loss)	$1,067	$1,067	$(46)	$(46)
Add:
Depreciation and amortization from partially-owned entities	—	—	2,601	2,601
Depreciation and amortization on owned properties	854	854	1,708	1.708
Stock-based compensation	—	—	—	30
Amortization of above-market leases	—	52	—	104
Amortization of deferred financing costs	—	—	—	—
Transaction costs	—	—	—	—
Other non-cash	—	—	—	—
Stock issued to related parties	—	61	—	61
Straight-line effect of lease revenue	—	(594)	—	(1,188)
Excess cash distributions from the Company’s equity method investments	—	—	—	1
Change in the obligation to issue OP Units	—	—	—	255
Unrealized loss on derivative instruments	—	—	—	—

Funds From Operations and Adjusted Funds From Operations	$1,921	$1,440	$4,263	$3,526

FFO and Adjusted FFO per share basic	$0.19	$0.14	$0.42	$0.35

FFO and Adjusted FFO per share diluted	$0.19	$0.14	$0.42	$0.35

Weighted average shares outstanding — basic (1)(2)	10,149,562	10,149,562	10,145,018	10,145,018

Weighted average shares outstanding — diluted (1)(2)	10,167,272	10,167,272	10,153,922	10,153,922

(1)	The diluted FFO and AFFO per share calculations exclude the dilutive effect of the 2008 Warrant convertible into 652,500 common shares for the three and six month periods ended June 30, 2012 and 2011, respectively, because the exercise price was more than the average market price for each of those periods. The diluted FFO and AFFO per share calculations include the dilutive effect of the Warrant issued pursuant to the Omnibus Agreement because the average market price was more than the exercise price (see Note 5 to the Condensed Consolidated Financial Statements) convertible into 300,000 common shares for the three month period ended June 30, 2011.
(2)	For 2011, does not include original operating partnership units issued to Cambridge that were held in escrow and were reduced and restructured in conjunction with the Omnibus Agreement (see Note 5 to the Condensed Consolidated Financial Statements).

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

ITEM 4.	Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosures. Notwithstanding the foregoing, no matter how well a control system is designed and operated, it can provide only reasonable, not absolute, assurance that it will detect or uncover failures within our Company to disclose material information otherwise required to be set forth in our periodic reports.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

In connection with the resignation of Steven M. Sherwyn, the Company’s former Chief Financial Officer and Treasurer, which resignation was effective on June 23, 2012, the Company’s Board of Directors appointed Joseph B. Sacks, as Principal Accounting Officer of the Company and Salvatore (Torey) V. Riso, Jr., as Principal Financial Officer of the Company, in each case, Mr. Sacks and Mr. Riso will serve in these positions until a Chief Financial Officer has been identified to replace Mr. Sherwyn.

Except as described above, there has been no change in our internal control over financial reporting during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On June 25, 2012 pursuant to a stock repurchase agreement (the “Repurchase Agreement”) by and between the Company and Steven M. Sherwyn, the Company’s former Chief Financial Officer, the Company repurchased 10,000 shares of its common stock owned by Mr. Sherwyn at a purchase price of $7.15 per share.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plan
April 1, 2012 – April 30, 2012	—		—	—	—
May 1, 2012 – May 31, 2012	—		—	—	—
June 1, 2102 – June 30, 2012	10,000	(1)	$7.15	—	—

Total	10,000		$7.15	—	—

(1)

The shares were purchased pursuant to the Repurchase Agreement, which was not a publicly announced plan or program. Pursuant to the Repurchase Agreement, the shares were purchased at the price equal to the closing trading price of the Company’s common stock on the OTCQX US, on the day immediately preceding the Closing Date as defined in the Repurchase Agreement.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

ITEM 6.	Exhibits

(a)	Exhibits

3.1	Third Articles of Amendment and Restatement of the Registrant (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on September 3, 2010 and herein incorporated by reference).

3.2	Third Amended and Restated Bylaws of the Registrant (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on November 8, 2010 and herein incorporated by reference).

4.1	Form of Certificate for Common Stock (previously filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-11, as amended (File No. 333-141634), filed on June 7, 2007 and herein incorporated by reference).

10.1	Senior Housing Loan and Security Agreement by and between Care GSL Stafford LLC and KeyCorp Real Estate Capital Markets, Inc., dated as of April 24, 2012 (previously filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2012 and herein incorporated by reference) .

10.2	Multifamily Note by Care GSL Stafford LLC to KeyCorp Real Estate Capital Markets, Inc., dated as of April 24, 2012 (previously filed as Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2012 and herein incorporated by reference) .

10.3	Guaranty by the Registrant for the benefit of KeyCorp Real Estate Capital Markets, Inc., providing a guaranty for the Stafford Loan, dated as of April 24, 2012 (previously filed as Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended March 31, 2012 and herein incorporated by reference) .

10.4	Senior Housing Loan and Security Agreement by and between Care GSL Fredericksburg LLC and KeyCorp Real Estate Capital Markets, Inc., dated as of April 24, 2012 (previously filed as Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended March 31, 2012 and herein incorporated by reference) .

10.5	Multifamily Note by Care GSL Fredericksburg LLC to KeyCorp Real Estate Capital Markets, Inc., dated as of April 24, 2012 (previously filed as Exhibit 10.5 to the Registrant’s Form 10-Q for the quarter ended March 31, 2012 and herein incorporated by reference)

10.6	Guaranty by the Registrant for the benefit of KeyCorp Real Estate Capital Markets, Inc., providing a guaranty for the Fredericksburg Loan, dated as of April 24, 2012 (previously filed as Exhibit10.6 to the Registrant’s Form 10-Q for the quarter ended March 31, 2012 and herein incorporated by reference) .

10.7	Senior Housing Loan and Security Agreement by and between Care GSL Berryville LLC and KeyCorp Real Estate Capital Markets, Inc., dated as of April 24, 2012 (previously filed as Exhibit 10.7 to the Registrant’s Form 10-Q for the quarter ended March 31, 2012 and herein incorporated by reference)

10.8	Multifamily Note by Care GSL Berryville LLC to KeyCorp Real Estate Capital Markets, Inc., dated as of April 24, 2012 (previously filed as Exhibit 10.8 to the Registrant’s Form 10-Q for the quarter ended March 31, 2012 and herein incorporated by reference)

10.9	Guaranty by the Registrant for the benefit of KeyCorp Real Estate Capital Markets, Inc., providing a guaranty for the Berryville Loan, dated as of April 24, 2012 (previously filed as Exhibit 10.9 to the Registrant’s Form 10-Q for the quarter ended March 31, 2012 and herein incorporated by reference)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at June 30, 2012 (unaudited) and December 31, 2011, (ii) the Condensed Consolidated Statements of Operations (unaudited) for the three and six month periods ended June 30, 2012 and 2011, (iii) the Condensed Consolidated Statements of Stockholders’ Equity (unaudited) for the six month period ended June 30, 2012, (iv) the Condensed Consolidated Statements of Cash Flows (unaudited) for the six month periods ended June 30, 2012 and 2011 and (v) the Notes to the Condensed Consolidated Financial Statements (unaudited).

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

CARE INVESTMENT TRUST INC.

Date: August 10, 2012	By:	/s/ Salvatore (Torey) V. Riso, Jr.
Salvatore (Torey) V. Riso, Jr.
President, Chief Executive Officer and Principal Financial Officer

Date: August 10, 2012	By:	/s/ Joseph B. Sacks
Joseph B. Sacks
Principal Accounting Officer and Controller

EXHIBIT INDEX

Exhibit No.	Description

3.1	Third Articles of Amendment and Restatement of the Registrant (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on September 3, 2010 and herein incorporated by reference).

3.2	Third Amended and Restated Bylaws of the Registrant (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on November 8, 2010 and herein incorporated by reference).

4.1	Form of Certificate for Common Stock (previously filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-11, as amended (File No. 333-141634), filed on June 7, 2007 and herein incorporated by reference).

10.1	Senior Housing Loan and Security Agreement by and between Care GSL Stafford LLC and KeyCorp Real Estate Capital Markets, Inc., dated as of April 24, 2012 (previously filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2012 and herein incorporated by reference) .

10.2	Multifamily Note by Care GSL Stafford LLC to KeyCorp Real Estate Capital Markets, Inc., dated as of April 24, 2012 (previously filed as Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2012 and herein incorporated by reference) .

10.3	Guaranty by the Registrant for the benefit of KeyCorp Real Estate Capital Markets, Inc., providing a guaranty for the Stafford Loan, dated as of April 24, 2012 (previously filed as Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended March 31, 2012 and herein incorporated by reference) .

10.4	Senior Housing Loan and Security Agreement by and between Care GSL Fredericksburg LLC and KeyCorp Real Estate Capital Markets, Inc., dated as of April 24, 2012 (previously filed as Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended March 31, 2012 and herein incorporated by reference) .

10.5	Multifamily Note by Care GSL Fredericksburg LLC to KeyCorp Real Estate Capital Markets, Inc., dated as of April 24, 2012 (previously filed as Exhibit 10.5 to the Registrant’s Form 10-Q for the quarter ended March 31, 2012 and herein incorporated by reference)

10.6	Guaranty by the Registrant for the benefit of KeyCorp Real Estate Capital Markets, Inc., providing a guaranty for the Fredericksburg Loan, dated as of April 24, 2012 (previously filed as Exhibit10.6 to the Registrant’s Form 10-Q for the quarter ended March 31, 2012 and herein incorporated by reference) .

10.7	Senior Housing Loan and Security Agreement by and between Care GSL Berryville LLC and KeyCorp Real Estate Capital Markets, Inc., dated as of April 24, 2012 (previously filed as Exhibit 10.7 to the Registrant’s Form 10-Q for the quarter ended March 31, 2012 and herein incorporated by reference)

10.8	Multifamily Note by Care GSL Berryville LLC to KeyCorp Real Estate Capital Markets, Inc., dated as of April 24, 2012 (previously filed as Exhibit 10.8 to the Registrant’s Form 10-Q for the quarter ended March 31, 2012 and herein incorporated by reference)

10.9	Guaranty by the Registrant for the benefit of KeyCorp Real Estate Capital Markets, Inc., providing a guaranty for the Berryville Loan, dated as of April 24, 2012 (previously filed as Exhibit 10.9 to the Registrant’s Form 10-Q for the quarter ended March 31, 2012 and herein incorporated by reference)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at June 30, 2012 (unaudited) and December 31, 2011, (ii) the Condensed Consolidated Statements of Operations (unaudited) for the three and six month periods ended June 30, 2012 and 2011, (iii) the Condensed Consolidated Statements of Stockholders’ Equity (unaudited) for the six month period ended June 30, 2012, (iv) the Condensed Consolidated Statements of Cash Flows (unaudited) for the six month periods ended June 30, 2012 and 2011 and (v) the Notes to the Condensed Consolidated Financial Statements (unaudited).

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