Form 10-Q
period 2012-09-30
Care Investment Trust Inc.
filed 2012-11-08
CIK 1393726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly period ended September 30, 2012

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from            to

Commission File Number: 000-54474

Care Investment Trust Inc.

(Exact name of Registrant as Specified in Its Charter)

Maryland	38-3754322
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

780 Third Avenue, 21st Floor, New York, New York	10017
(Address of Principal Executive Offices)	(Zip Code)

(212) 446-1410

(Registrant’s Telephone Number, Including Area Code)

Not applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

(Explanatory Note: The registrant is a voluntary filer and is not subject to the filing requirements of the Securities Exchange Act of 1934. Although not subject to these filing requirements, Care Investment Trust Inc. has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 7, 2012, there were 10,219,807 shares, par value $0.001, of the registrant’s common stock outstanding.

Care Investment Trust Inc.

Part I — Financial Information

ITEM 1. Financial Statements.

Care Investment Trust Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(dollars in thousands — except share and per share data)

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets:
Real estate:
Land	$10,620	$10,620
Buildings and improvements	116,222	116,222
Less: accumulated depreciation and amortization	(7,139)	(4,540)

Total real estate, net	119,703	122,302
Cash and cash equivalents	46,648	52,306
Investment in loans	5,537	5,766
Investments in partially-owned entities	2,491	2,491
Identified intangible assets — leases in place, net	6,466	6,939
Other assets	6,903	4,412

Total Assets	$187,748	$194,216

Liabilities and Stockholders’ Equity
Liabilities:
Mortgage notes payable	$95,567	$96,079
Accounts payable and accrued expenses	1,689	2,170
Accrued expenses payable to related party	83	1,794
Other liabilities	609	593

Total Liabilities	97,948	100,636

Commitments and Contingencies
Stockholders’ Equity
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued or outstanding	—	—
Common stock: $0.001 par value, 250,000,000 shares authorized 10,217,695 and 10,171,550 shares issued and outstanding, respectively	11	11
Additional paid-in capital	84,046	83,615
Retained earnings	5,743	9,954

Total Stockholders’ Equity	89,800	93,580

Total Liabilities and Stockholders’ Equity	$187,748	$194,216

See Notes to Condensed Consolidated Financial Statements

Care Investment Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

(dollars in thousands — except share and per share data)

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Revenue
Rental income	$3,442	$3,012	$10,327	$8,935
Reimbursable income	375	359	1,080	988
Income from investments in loans	182	146	545	589

Total Revenue	3,999	3,517	11,952	10,512

Expenses
Base services fees to related party	118	100	363	303
Incentive fee to related party	—	237	—	718
Marketing, general and administrative (including stock-based compensation of $53, $11, $158 and $56, respectively)	1,148	1,042	3,219	2,747
Reimbursed property expenses	363	325	1,073	958
Depreciation and amortization	992	883	2,968	2,620

Operating Expenses	2,621	2,587	7,623	7,346

Other (Income) Expense
Income from investments in partially-owned entities, net	(81)	(1,009)	(243)	(1,779)
Unrealized loss on derivative instruments	—	—	—	255
Realized gain on derivative instruments, net	—	—	(86)	—
Impairment of investments	—	—	—	77
Interest income	(18)	(7)	(58)	(15)
Interest expense including amortization of deferred financing costs	1,565	1,411	4,750	4,139

Net income (loss)	$(88)	$535	$(34)	$489

Net income (loss) allocated to common stockholders per share of common stock
Net income (loss), basic	$(0.01)	$0.05	$(0.01)	$0.05

Net income (loss), diluted	$(0.01)	$0.05	$(0.01)	$0.05

Weighted average common shares outstanding, basic	10,217,648	10,159,098	10,206,020	10,149,763

Weighted average common shares outstanding, diluted	10,217,648	10,187,605	10,206,020	10,160,202

Dividends declared per common share	$0.135	$0.135	$0.405	$0.270

See Notes to Condensed Consolidated Financial Statements

Care Investment Trust Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

(dollars in thousands — except share data)

	Common Stock
	Shares	$	Additional Paid-in Capital	Retained Earnings	Total
Balance at December 31, 2011	10,171,550	$11	$83,615	$9,954	$93,580

Stock-based compensation to directors for services	6,572	*	45	—	45

Stock-based compensation to employees	—	—	113	—	113

Issuance of stock for related party incentive fee	49,573	*	345	—	345

Dividends	—	—	—	(4,177)	(4,177)

Repurchased shares	(10,000)	*	(72)	—	(72)

Net loss	—	—	—	(34)	(34)

Balance at September 30, 2012	10,217,695	$11	$84,046	$5,743	$89,800

*	Less than $500

See Notes to Condensed Consolidated Financial Statements

Care Investment Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	For the Nine Months Ended September 30, 2012	For the Nine Months Ended September 30, 2011
Cash Flow From Operating Activities
Net income (loss)	$(34)	$489
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Increase in deferred rent receivable	(1,122)	(1,520)
Income from investments in partially-owned entities	(243)	(1,779)
Distribution of income from partially-owned entities	243	4,041
Impairment of investments	—	77
Amortization of above-market leases	155	155
Amortization of deferred financing costs	147	—
Amortization of mortgage note premium	(112)	(112)
Stock-based compensation	158	45
Non-cash incentive fee	—	144
Depreciation and amortization on real estate and fixed assets, including intangible assets	2,968	2,620
Gain on derivative instruments	(86)	—
Unrealized loss on derivative instruments	—	255
Changes in operating assets and liabilities:
Other assets	(841)	(224)
Accounts payable and accrued expenses	(479)	172
Other liabilities including payable to related parties	(1,351)	228

Net cash (used in) provided by operating activities	(597)	4,591

Cash Flow From Investing Activities
Fixed asset purchases	(29)	(257)
Proceeds from derivative transactions	86	—
Proceeds from loan repayments	229	2,267
Return of investment in partially-owned entities	—	6,093
Investment in real estate	—	(20,800)

Net cash provided by investing activities	286	12,697

Cash Flow From Financing Activities
Principal payments under mortgage notes payable	(16,080)	(574)
Borrowings under mortgage notes payable	15,680	15,498
Financing costs	(698)	(200)
Repurchases of common stock	(72)	—
Dividends paid	(4,177)	(2,743)

Net cash (used in) provided by financing activities	(5,347)	11,981

Net (decrease) increase in cash and cash equivalents	(5,658)	3,875
Cash and cash equivalents, beginning of period	52,306	5,032

Cash and cash equivalents, end of period	$46,648	$8,907

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$4,729	$3,767

Cash paid for taxes	$227	$—

Non-cash financing and investing activities
Warrant issued	$—	$222

Modification of operating partnership units	$—	$(1,870)

Stock-based payments to related parties	$390	$—

Accrued expenses for financing costs	$62	$—

See Notes to Condensed Consolidated Financial Statements

Care Investment Trust Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2012

Note 1 — Organization

Care Investment Trust Inc. (together with its subsidiaries, the “Company” or “Care” unless otherwise indicated or except where the context otherwise requires, “we,” “us” or “our”) is a real estate investment trust (“REIT”) that invests in healthcare facilities including assisted-living, independent-living, memory care, skilled nursing and other healthcare-related real estate assets in the United States of America (the “U.S.”). The Company was incorporated in Maryland in March 2007 and completed its initial public offering on June 22, 2007.

On August 13, 2010, Tiptree Financial Partners, L.P. (“Tiptree”) acquired control of the Company (the “Tiptree Transaction”). As part of the Tiptree Transaction, we entered into a hybrid management structure whereby senior management was internalized and we entered into a services agreement with TREIT Management, LLC (“TREIT”) for certain advisory and support services (the “Services Agreement”). TREIT was previously a subsidiary of Tiptree Capital Management, LLC (“Tiptree Capital”), the manager of Tiptree. On June 30, 2012, TREIT and Tiptree Capital became indirect subsidiaries of Tiptree. The Services Agreement remains in full effect.

As of September 30, 2012, Care’s portfolio of assets consists of wholly-owned real estate of senior housing facilities, including assisted living, independent living and memory care facilities, as well as a joint-venture that owns an assisted / independent living facility and a loan investment secured by skilled nursing facilities, as well as collateral relating to assisted living facilities and a multifamily property. Our wholly-owned senior housing facilities are leased, under “triple-net” leases, which require the tenants to pay all property-related expenses.

We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) commencing with our taxable year ended December 31, 2007. To maintain our tax status as a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders.

Note 2 — Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. In our opinion, all estimates and adjustments necessary to present fairly the financial position, results of operations and cash flows have been made. The condensed consolidated balance sheet as of December 31, 2011 has been derived from the audited consolidated balance sheet as of that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the U. S. (“GAAP”) have been omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the operating results for the full year ending December 31, 2012.

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

Segment Reporting

Accounting Standards Codification (“ASC”) 280 Segment Reporting (“ASC 280”) establishes standards for the way that public entities report information about operating segments in the financial statements. We are a REIT focused on originating and acquiring healthcare-related real estate and commercial mortgage debt and currently operate in only one reportable segment.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. Included in cash and cash equivalents at September 30, 2012 and December 31, 2011 is approximately $46.6 million and $52.3 million, respectively, deposited with one major financial institution.

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

We review the carrying value of our real estate assets and intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360, Impairment or Disposal of Long-Lived Assets, (“ASC 360”). If such reviews indicate that the asset is impaired, the asset’s carrying amount is written down to its fair value. An impairment loss is measured based on the excess of the carrying amount over the fair value. We determine fair value by using a discounted cash flow model and appropriate discount and capitalization rates. Estimates of future cash flows are based on a number of factors including the historical operating results, leases in place, known trends, and market/economic conditions that may affect the property. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. If our anticipated holding periods change or estimated cash flows decline based on market conditions or otherwise, an impairment loss may be recognized. Long-lived assets to be disposed of are recorded at the lower of carrying value or fair value less estimated costs to sell. There were no impairments of our wholly-owned real estate investments and intangibles for the three and nine month periods ended September 30, 2012 and 2011.

Investments in Loans

We account for our investment in loans in accordance with ASC 948 Financial Services — Mortgage Banking (“ASC 948”). Under ASC 948, loans expected to be held for the foreseeable future or to maturity should be held at amortized cost, and all other loans should be held at lower of cost or market (“LOCOM”), measured on an individual basis. In accordance with ASC 820 Fair Value Measurements and Disclosures (“ASC 820”), the Company includes nonperformance risk in calculating fair value adjustments. As specified in ASC 820, the framework for measuring fair value is based on observable inputs of market data.

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

Interest income is generally recognized using the effective interest method or on a basis approximating a level rate of return over the term of the loan. Nonaccrual loans are those on which the accrual of interest has been suspended. Loans are placed on nonaccrual status and considered nonperforming when full payment of principal and interest is in doubt, or when principal or interest is 90 days or more past due or if cash collateral, if any, is insufficient to cover principal and interest. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed against interest income. In addition, the amortization of net deferred loan fees is suspended. Interest income on nonaccrual loans may be recognized only to the extent it is received in cash. However, where there is doubt regarding the ultimate collectability of loan principal, cash receipts on such nonaccrual loans are applied to reduce the carrying value of such loans. Nonaccrual loans may be returned to accrual status when repayment is reasonably assured and there has been demonstrated performance under the terms of the loan or, if applicable, the restructured terms of such loan. The Company did not have any loans on non-accrual status as of September 30, 2012 or December 31, 2011.

As discussed in Note 4, as of September 30, 2012 and December 31, 2011, we have one remaining loan investment which is part of a syndicated loan in which we have an approximately one-third interest. Our intent is to hold the remaining loan to maturity and as such it is carried on the September 30, 2012 and December 31, 2011 balance sheets at its amortized cost basis, net of principal payments received.

Investments in Partially-Owned Entities

We invest in common equity and preferred equity interests that allow us to participate in a percentage of the underlying property’s cash flows from operations and proceeds from a sale or refinancing. At the inception of the investment, we must determine whether such investment should be accounted for as a loan, joint venture or as real estate. Investments in partially-owned entities where we exercise significant influence over operating and financial policies of the subsidiary, but do not control the subsidiary, are reported under the equity method of accounting. Under the equity method of accounting, the Company’s share of the investee’s earnings or loss is included in the Company’s operating results. As of September 30, 2012 and December 31, 2011, we held one (1) such equity investment and account for such investment under the equity method.

We assess whether there are indicators that the value of our partially owned entities may be impaired. An investment’s value is impaired if we determine that a decline in the value of the investment below its carrying value is other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the estimated value of the investment. For the three and nine month periods ended September 30, 2012, we did not recognize any impairment on investments in partially owned entities. We recognized impairment on our investments in partially-owned entities of approximately $0.1 million for the nine month period ended September 30, 2011 related to our Senior Management Concepts, LLC (“SMC”) investment due to lower occupancy.

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

Derivative Instruments

We account for derivative instruments in accordance with ASC 815 Derivatives and Hedging (“ASC 815”). In the normal course of business, we may use a variety of derivative instruments to manage, or hedge, interest rate risk. We will require that hedging derivative instruments be effective in reducing the interest rate risk exposure they are designated to hedge. This effectiveness is essential for qualifying for hedge accounting. Some derivative instruments may be associated with an anticipated transaction. In those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction will occur. Instruments that meet these hedging criteria, to the extent we elect to utilize hedge accounting, will be formally designated as hedges at the inception of the derivative contract.

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

In assessing the potential realization of deferred tax assets, if any, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences reverse and/or NOL carryforwards are available. Management considers the scheduled reversal of deferred tax assets and liabilities, projected future taxable income, and tax planning strategies in making this assessment. As there is no assurance that the Company will generate taxable income in future periods, management does not believe that it is more likely than not that the Company will realize the benefits of these temporary differences and NOL carryforwards and therefore established a full valuation allowance at September 30, 2012 and December 31, 2011.

We account for uncertain tax positions in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48 Accounting for Uncertainty in Income Taxes — An Interpretation (“ASC 740”) of FASB Statement No. 109 (“FIN 48”). ASC 740 prescribes a recognition threshold and measurement attribute for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. ASC 740 requires that the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. We evaluate uncertainties of tax positions taken or expected to be taken in our tax returns based on the probability of whether it is more likely than not those positions would be sustained upon audit by applicable tax authorities, based on technical merit for open tax years. We assessed the Company’s tax positions for open federal, state and local tax years from 2008 through 2012. The Company does not have any uncertain tax positions as of September 30, 2012 that would not be sustained on its technical merits on a more likely than not basis. Our policy is, if necessary, to account for interest and penalties related to uncertain tax positions as a component of our income tax provision.

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

Concentrations of Credit Risk

Real estate triple-net leases and financial instruments, primarily consisting of cash, mortgage loan investments and interest receivable, potentially subject us to concentrations of credit risk. We may place our cash investments in excess of insured amounts with high-quality financial institutions. We perform ongoing analysis of credit risk concentrations in our real estate and loan investment portfolios by evaluating exposure to various markets, underlying property types, investment structure, term, sponsors, tenant mix and other credit metrics. Our triple-net leases rely on our underlying tenants. The collateral securing our investment in our remaining loan is real estate properties located in the U.S.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04 Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). The amendments in ASU 2011-04 change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments are intended to create comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and International Financial Reporting Standards. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The adoption of this standard did not have a material effect on the condensed consolidated financial statements.

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

Note 3 — Investments in Real Estate

As of September 30, 2012 and December 31, 2011, we owned 17 senior housing facilities. In 2008, we acquired 14 independent living, assisted living and memory care facilities located in four (4) states, of which six (6) are in Iowa, five (5) in Illinois, two (2) in Nebraska and one (1) in Indiana. These 14 properties were acquired in two separate sale-leaseback transactions from affiliates of Bickford Senior Living Group, L.L.C., a privately-held owner and operator of senior housing facilities (“Bickford”). We lease those properties to Bickford Master I, LLC (the “Bickford Master Lessee”), an affiliate of Bickford pursuant to a triple-net lease, for an initial annual base rent of approximately $9.1 million and additional base rent of approximately $0.3 million, with fixed escalations of 3.0% per annum through June 2023. The master lease provides for four (4) extension options of ten (10) years each. The additional base rent was deferred and accrued until July 2011 and is being paid over a 24 month period that commenced at that time. See also Note 7 for the mortgage loans underlying the Bickford properties.

As an enticement for the Company to enter into the leasing arrangement for the properties, we received additional collateral and guarantees of the lease obligation from parties affiliated with Bickford. The additional collateral pledged in support of Bickford’s obligation to the lease commitment included ownership interests in Bickford affiliated companies.

The Bickford real estate assets, including personal property, consist of the following at each period end (in millions):

	September 30, 2012	December 31, 2011
Land	$5.0	$5.0
Buildings and improvements	102.0	102.0
Less: accumulated depreciation and amortization	(6.7)	(4.4)

Total real estate, net	$100.3	$102.6

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

The Greenfield real estate assets, including personal property, consist of the following at each period end (in millions):

	September 30, 2012	December 31, 2011
Land	$5.6	$5.6
Buildings and improvements	14.2	14.2
Less: accumulated depreciation and amortization	(0.4)	(0.1)

Total real estate, net	$19.4	$19.7

For each of the three and nine months ended September 30, 2012, revenues from the Bickford and Greenfield tenants accounted for approximately 95%, of total revenue. For the three and nine months ended September 30, 2011, revenues from the Bickford and Greenfield tenants accounted for approximately 96% and 94%, respectively, of total revenue.

Note 4 — Investments in Loans

As of September 30, 2012 and December 31, 2011, our remaining loan investment is part of a syndicated loan, in which we have an approximately one-third interest. The loan is secured by skilled nursing facilities, as well as collateral relating to assisted living facilities and a multifamily property. The properties securing the loan are all located in Louisiana. Originally scheduled to mature on February 1, 2011, the loan was extended several times during 2011 and eventually restructured in November 2011. Pursuant to the restructuring, the revised loan has a five (5) year term with a maturity date of November 1, 2016, a 25-year amortization schedule and a limited cash sweep. The interest rate on the loan was increased from London Interbank Offered Rate (“Libor”) plus 4.00% to Libor plus 6.00% in year one through year three, Libor plus 8.00% in year four and Libor plus 10.00% in year five. As part of the restructuring, a new independent operator was brought in to manage the properties. At the time of the restructuring, our portion of the loan had a notional balance of approximately $10.1 million. In conjunction with the restructuring, we received a revised note with a face amount of approximately $10.5 million. As part of the analysis at the time of the restructuring of the loan, we determined that expected future gross receipts, exclusive of interest payments, from this investment were approximately equal to our carrying value of approximately $5.8 million. Accordingly, all principal amortization payments, including prepayments received from the limited cash sweep, are applied to the carrying value of our asset. No gain or loss was recognized as a result of the restructuring. One month Libor was 0.21% and 0.30% at September 30, 2012 and December 31, 2011, respectively. Pursuant to Accounting Standards Codification Topic 310 Receivables (“ASC 310”), we recognize interest income at the effective interest rate based on Libor in effect at the inception of the restructured loan and are using a weighted average spread of 7.20%.

Accordingly, cash interest will be less than effective interest during the first three (3) years of the loan and cash interest will be greater than effective interest during the last two (2) years of the loan. Our cost basis in the loan at September 30, 2012 and December 31, 2011 was approximately $5.5 million and $5.8 million, respectively.

Note 5 — Investments in Partially Owned Entities

The following table summarizes the Company’s investments in partially owned entities at September 30, 2012 and December 31, 2011 (in millions):

Investment	September 30, 2012	December 31, 2011
Senior Management Concepts Senior Living Portfolio	$2.5	$2.5

Total	$2.5	$2.5

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

Prior to April 15, 2011, we included 85% of the net losses (after depreciation and amortization) from the Cambridge Portfolio in our statements of operations and reduced the value of our investment in the Cambridge Portfolio based on such losses and the receipt of cash distributions. Entering into the Omnibus Agreement in and of itself did not effect our results of operations for the three and nine month periods ending September 30, 2011. Our statement of operations for the first quarter of 2011 includes the aforementioned allocated loss of approximately $1.1 million as well as a loss of approximately $0.3 million pertaining to an increase in the liability associated with the operating partnership units. For the three and nine months ending September 30, 2011 we recognized approximately $0.9 million and $2.1 million, respectively, as a preferential distribution of cash flow from operations.

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

Summarized financial information for the three and nine months ended September 30, 2011 of the Cambridge Portfolio is as follows (in millions):

2011
Revenue (nine months)	$19.0
Expenses (nine months)	23.8

Net loss after preferred distribution (nine months)	$(4.8)

Net loss before preferred distribution (nine months)	$(3.4)

Revenue (three months)	$6.4
Expenses (three months)	7.0

Net loss before preferred distribution (three months)	$(0.6)

Net loss after preferred distribution (three months)	$(2.0)

Senior Management Concepts Senior Living Portfolio

Until May 2011 when certain of the properties were sold, we owned a preferred and common equity investment in four (4) independent and assisted living facilities located in Utah and operated by SMC, a privately held owner and operator of senior housing facilities. The four (4) private pay facilities contain 408 units of which 243 are independent living units and 165 are assisted living units. At the time of our acquisition, four (4) affiliates of SMC each entered into 15-year leases for the respective facilities that expire in 2022. We acquired our preferred and common equity interest in the SMC portfolio in December 2007, paying approximately $6.8 million in exchange for 100% of the preferred equity interests and 10% of the common equity interests in the four (4) properties. At the time of our initial investment, we entered into an agreement with SMC that provides for payments to us of an annual cumulative preferred return of 15.0% on our investment. In addition, we are to receive a common equity return payable for up to ten (10) years equal to 10.0% of budgeted free cash flow after payment of debt service and the preferred return as such amounts were determined prior to closing, as well as 10% of the net proceeds from a sale of one or more of the properties. Subject to certain conditions being met, our preferred equity interest in the properties is subject to redemption at par. If our preferred equity interest is redeemed, we have the right to put our common equity interests to SMC within 30 days after notice at fair market value as determined by a third-party appraiser. In addition, we have an option to put our preferred equity interest to SMC at par any time beginning on January 1, 2016, along with our common equity interests at fair market value as determined by a third-party appraiser.

In May 2011, with our prior consent, three (3) of the four (4) SMC properties were sold. We received approximately $6.6 million of gross proceeds consisting of approximately $5.2 million representing a return of our preferred equity investment allocable to the three (3) sold properties, approximately $0.9 million representing our 10% common equity interest in the three (3) sold properties and approximately $0.4 million which satisfied all outstanding delinquent preferred and common equity return and default interest payments. In conjunction with the sale of the three (3) properties, we returned a security deposit of approximately $0.4 million which was held by us as payment collateral for those facilities. We received approximately $12,000 in excess of the then-current cost basis of our investment.

Subsequent to the aforementioned sale and through September 30, 2012, we retain our 100% preferred equity interest and 10% common equity interest in the remaining property in Utah. The remaining facility contains 120 units of which approximately one-half are assisted living and one-half are independent living. The property is subject to a lease that expires in 2022.

The summarized financial information as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011, for the Company’s unconsolidated joint venture in SMC, which for the nine months ended September 30, 2011 includes the net results of operations for the three (3) properties sold in May 2011 as discontinued operations, is as follows (in millions):

	September 30, 2012	December 31, 2011
Assets	$10.9	$11.1
Liabilities	14.7	14.6

Equity	$(3.8)	$(3.5)

	September 30, 2012	September 30, 2011
Revenue (nine months)	$2.5	$2.7
Expenses (nine months)	2.7	2.8
Net loss from discontinued operations (nine months)	—	(0.0)

Net income (loss) (nine months)	$(0.2)	$(0.1)

Revenue (three months)	$0.8	$0.8
Expenses (three months)	0.9	0.9
Net loss from discontinued operations (three months)	—	—

Net income (loss) (three months)	$(0.1)	$(0.1)

Note 6 — Identified Intangible Assets — leases in-place, net

The following table summarizes the Company’s identified intangible assets at September 30, 2012 and December 31, 2011 (in millions):

	September 30, 2012	December 31, 2011
Leases in-place — including above market leases of $2.7	$7.7	$7.7
Accumulated amortization	(1.2)	(0.8)

Total	$6.5	$6.9

The Company amortizes these intangible assets over the terms of the underlying leases on a straight-line basis. Amortization expense for each of the next five (5) years is expected to be approximately $0.4 million per annum and the amortization for above-market leases, which reduces rental income, is expected to be approximately $0.2 million per annum for each of the next five (5) years.

Note 7 — Borrowings under Mortgage Notes Payable

The following table summarizes the Company’s outstanding mortgage notes as of September 30, 2012 and December 31, 2011 (in millions):

	Interest Rate	Date of Mortgage Note	Maturity Date	September 30, 2012	December 31, 2011
Red Mortgage Capital, Inc (12 properties)(1)	6.845%	June 2008	July 2015	$72.2	$72.8
Red Mortgage Capital, Inc (2 properties)(1)	7.17%	September 2008	July 2015	7.4	7.5
KeyBank National Association (3 properties)(2)	Libor +4.00%	September 2011	June 2012	—	15.3
KeyCorp Real Estate Capital Markets, Inc. (3 properties)(2)	4.76%	April 2012	May 2022	15.6	—

Subtotal				95.2	95.6
Unamortized premium(3)				0.4	0.5

Total				$95.6	$96.1

(1)	The mortgage loan obtained on June 26, 2008 (the “June Bickford Loan”) requires a fixed monthly payment of approximately $0.5 million for both principal and interest, until maturity in July 2015, at which time the then-outstanding balance of approximately $69.6 million is due and payable. The mortgage loan obtained on September 30, 2008 (together with the June Bickford Loan the “Bickford Loans”), provides for a fixed monthly debt service payment of approximately $52,000 for principal and interest until the maturity in July 2015 the then outstanding balance of approximately $7.1 million is due and payable. In addition, we are required to make monthly escrow payments for taxes and reserves for which we are reimbursed by the Bickford Master Lessee under the Bickford Master Lease. Both mortgage loans are serviced by and payable to Red Mortgage Capital, Inc. (“Red Capital”) and contain prepayment restrictions that impact our ability to refinance either of the mortgage loans prior to 2015. The Bickford Loans are secured by separate cross-collateralized, cross-defaulted first priority mortgages/deeds of trust on each of the Bickford properties. The Bickford Loans are non-recourse to the Company except for certain non-recourse carveouts (customary for transactions of this type), as provided in the related guaranty agreements for the Bickford Loans. Each Bickford Loan contains typical representations and covenants for loans of this type. A breach of the representations or covenants could result in a default under each of the Bickford Loans, which would result in all amounts owing under each of the Bickford Loans to become immediately due and payable since all of the Bickford Loans are cross-defaulted. On September 30, 2012, the Bickford Loans had an effective yield of 6.88% and the Company was in compliance with respect to the financial covenants related to the Bickford Loans.

(2)	On September 20, 2011, in connection with our acquisition of the Greenfield properties, the Company entered into the Bridge Loan with KeyBank in the principal amount of approximately $15.5 million (see Note 3). The Bridge Loan bore interest at a floating rate per annum equal to Libor plus 400 basis points, with no Libor floor, and provided for monthly interest and principal payments commencing on October 1, 2011. The Bridge Loan was scheduled to mature on June 20, 2012. On April 24, 2012, Care refinanced the Bridge Loan for the Greenfield properties by entering into three separate non-recourse loans (each a “Greenfield Loan” and collectively the “Greenfield Loans”) with KeyCorp Real Estate Capital Markets, Inc. (“KeyCorp”) for an aggregate amount of approximately $15.7 million. The Greenfield Loans bear interest at a fixed rate of 4.76%, amortize over a 30-year period, provide for monthly interest and principal payments commencing on June 1, 2012 and mature on May 1, 2022. The Greenfield Loans are secured by separate cross-collateralized, cross-defaulted first priority deeds of trust on each of the Greenfield properties. The Greenfield Loans are non-recourse to the Company except for certain non-recourse carveouts (customary for transactions of this type), as provided in the related guaranty agreements for each Greenfield Loan. Each Greenfield Loan contains typical representations and covenants for loans of this type. A breach of the representations or covenants could result in a default under each of the Greenfield Loans, which would result in all amounts owing under each of the Greenfield Loans to become immediately due and payable since all of the Greenfield Loans are cross-defaulted. In June 2012, KeyCorp sold each of the Greenfield Loans to Federal Home Loan Mortgage Corporation (“Freddie Mac”) under Freddie Mac’s Capital Markets Execution (“CME”) Program. As of September 30, 2012, the Company was in compliance with respect to all financial covenants related to the Greenfield Loans.

(3)	As a result of the utilization of push-down accounting in connection with the Tiptree Transaction, the Red Mortgage Capital mortgage notes payable were recorded at their then fair value of approximately $82.1 million, an increase of approximately $0.8 million over the combined amortized loan balances of approximately $81.3 million at August 13, 2010. The premium is amortized over the remaining term of such loans.

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

Note 8 — Related Party Transactions

Services Agreement with TREIT Management LLC

The Company has a services agreement with TREIT (the “Services Agreement”) pursuant to which TREIT provides certain advisory and support services related to the Company’s business. For such services, the Company: (i) pays TREIT a monthly base services fee in arrears of one-twelfth of 0.5% of the Company’s Equity (as defined in the Services Agreement) as adjusted to account for Equity Offerings (as defined in the Services Agreement); (ii) provides TREIT with office space and certain office-related services (as provided in the Services Agreement and subject to a cost sharing agreement between the Company and TREIT); and (iii) pays, to the extent earned, a quarterly incentive fee equal to the lesser of (a) 15% of the Company’s adjusted funds from operations (“AFFO”) Plus Gain/(Loss) on Sale (as defined in the Services Agreement) and (b) the amount by which the Company’s AFFO Plus Gain /(Loss) on Sale exceeds an amount equal to Adjusted Equity multiplied by the Hurdle Rate (as defined in the Services Agreement). Twenty percent (20%) of any such incentive fee shall be paid in shares of common stock of the Company, unless a greater percentage is requested by TREIT and approved by an independent committee of directors. On November 9, 2011, we entered into an amendment to the Services Agreement that clarified the basis upon which the Company calculates the quarterly incentive fee. The initial term of the Services Agreement extends until December 31, 2013. Unless terminated earlier in accordance with its terms, the Services Agreement will be automatically renewed for one year periods following such date unless either party elects not to renew. If the Company elects to terminate without cause, or elects not to renew the Services Agreement, a Termination Fee (as defined in the Services Agreement) shall be payable by the Company to TREIT. Such termination fee is not fixed and determinable.

For the three and nine months ended September 30, 2012, we incurred approximately $0.1 million and $0.4 million, respectively, in base service fee expense to TREIT. For the three and nine months ended September 30, 2011, we incurred approximately $0.1 million and $0.3 million, respectively, in base service fee expense to TREIT. In addition, during the three and nine months ended September 30, 2011, we incurred an incentive fee expense to TREIT of approximately $0.2 million and $0.7 million, respectively, of which 20% was paid in the Company’s common stock. There was no incentive fee expense incurred for the three and nine months ended September 30, 2012, respectively. For the three and nine month periods ended September 30, 2012, TREIT’s reimbursement to the Company for certain office related services was approximately $9,000 and $17,000, respectively. At September 30, 2012, accrued expenses payable to TREIT of approximately $31,000 for the outstanding base service fee was offset by the reimbursement due to us.

Other Transactions with Related Parties

At September 30, 2012 and December 31, 2011, Tiptree owns a warrant (the “2008 Warrant”) to purchase 652,500 shares of the Company’s common stock at $11.33 per share under the Manager Equity Plan adopted by the Company on June 21, 2007 (the “Manager Equity Plan”). The warrant is immediately exercisable and expires on September 30, 2018.

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

Investments in loans — The estimated fair value of loans is determined utilizing either internal modeling using Level 3 inputs or third party appraisals. The methodology used to value the loans is based on collateral performance, credit risk, interest rate spread movements, and market data. Loans of the type which the Company invests are infrequently traded and market quotes are not widely available and disseminated.

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

ASC 820 requires disclosure of the amounts of significant transfers among levels of the fair value hierarchy and the reasons for the transfers. In addition, ASC 820 requires entities to separately disclose, in their roll-forward reconciliation of Level 3 fair value measurements, changes attributable to transfers in and/or out of Level 3 and the reasons for those transfers. Significant transfers into a level must be disclosed separately from transfers out of a level. We had no transfers among levels for the three and nine month periods ended September 30, 2012 and 2011.

Recurring Fair Value Measurement

As of September 30, 2012 and December 31, 2011, we had no assets or liabilities measured at fair value on a recurring basis on the condensed consolidated balance sheets. As of March 31, 2012, we maintained a short-position on the 10-Year US Treasury Note of November 15, 2021 and recorded an unrealized gain of approximately $0.4 million in the first quarter of 2012. During the three months ended June 30, 2012, the position was closed whereby the approximately $0.4 million unrealized gain was reversed and an approximately $0.1 gain was realized (see Note 7).

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs during the nine month period ended September 30, 2011 (for the nine month period ended September 30, 2012 we had no such assets or liabilities). Level 3 instruments presented in the tables include a liability to issue OP Units, which were carried at fair value. The Level 3 instruments were valued using internally developed valuation models that, in management’s judgment, reflect the assumptions a marketplace participant would utilize:

Level 3 Instruments Fair Value Measurements September 30, 2011 (in millions)	Obligation to Issue Partnership Units
Balance, December 31, 2010	$(2.1)
Modification of OP Units (offset against investment)	1.9
Net change in unrealized loss from obligations	(0.3)

Balance, September 30, 2011	$(0.5)

We are required to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. We have not designated any derivative instruments as hedging instruments. As of September 30, 2012 and December 31, 2011, we did not have any derivative instruments outstanding. As discussed in Note 5, Cambridge forfeited all of its rights and interests in the OP Units upon the closing of the purchase of Care’s interest in the Cambridge Portfolio on November 30, 2011.

Our consolidated financial statements include the following gains and losses associated with the aforementioned Cambridge OP Units and our 2012 10-Year US Treasury Note short-position:

	Amount of Gain (Loss) Recognized in Income on Derivatives (in millions)
Derivatives not designated as hedging instruments	Location of (Gain) Loss Recognized in Income on Derivative	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Operating partnership units	Unrealized loss on derivative instruments	$ —	$ —	$ —	$(0.3)

10-Year U.S. Treasury Note (short sale)	Realized gain on derivative instruments	$ —	$ —	$ 0.1	$ —

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

In addition to the amounts reflected in the financial statements at fair value as provided above, cash and cash equivalents, restricted cash, accrued interest receivable, accounts payable and other liabilities reasonably approximate their fair values due to the short maturities of these items. The fair value of the debt was calculated by determining the present value of the agreed upon interest and principal payments at a discount rate reflective of financing terms currently available in the market for collateral with the similar credit and quality characteristics (based on Level 2 measurements). The mortgage notes payable that were used to finance the acquisitions of the Bickford properties have a combined fair value of approximately $82.5 million and $84.8 million as of September 30, 2012 and December 31, 2011, respectively. As of September 30, 2012, the combined fair value of the Greenfield Loans was approximately $15.3 million. The Bridge Loan used to finance the Greenfield acquisition was a floating rate facility and closed on September 20, 2011. Due to the short-term nature of the Bridge Loan and the fact that it had a floating interest rate, the carrying value of the Bridge Loan approximated fair market value as of December 31, 2011. We determined that the fair value of our loan investment, computed by discounting expected future cash flow at market rate, was approximately $7.7 million at September 30, 2012 and approximately equal to the carrying value December 31, 2011.

Note 10 — Stockholders’ Equity

Our authorized capital stock consists of 100,000,000 shares of preferred stock, $0.001 par value and 250,000,000 shares of common stock, $0.001 par value. As of September 30, 2012 and December 31, 2011, no shares of preferred stock were issued and outstanding and 10,217,695 and 10,171,550 shares of our common stock were issued and outstanding, respectively.

Tiptree owns the 2008 Warrant that entitles it to purchase 652,500 shares of our common stock at a price of $11.33 per share under the Manager Equity Plan. The 2008 Warrant is immediately exercisable and expires on September 30, 2018.

During the first nine months of fiscal 2012, we issued 6,572 shares of common stock with a combined aggregate fair value of approximately $45,000 to our independent directors as part of their annual retainer for 2012 and 2011. Each independent director receives an annual base retainer of $50,000, payable quarterly in arrears, of which 70% is paid in cash and 30% in shares of Care common stock. Shares granted to our directors are issued under our Equity Plan, which was adopted in June 2007 (the “Equity Plan”).

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

On May 10, 2012, the Company declared a cash dividend of $0.135 per share of common stock for the first quarter of 2012 which was paid on June 7, 2012 to stockholders of record as of May 24, 2012.

On August 9, 2012, the Company declared a cash dividend of $0.135 per share of common stock for the second quarter of 2012 which was paid on September 6, 2012 to stockholders of record as of August 23, 2012.

In December 2011, we granted 100,153 restricted stock units (“RSUs”) to certain officers and employees at a grant date fair value of approximately $0.7 million. For the nine month period ended September 30, 2012, dividend equivalent distributions were made to the holders of the unvested RSUs of approximately $36,000.

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

As of September 30, 2012, 198,760 common shares remain available for future issuances under the Equity Plan and 134,629 shares (which is net of 652,500 shares that are reserved for potential issuance upon exercise of the 2008 Warrant) remain available for future issuances under the Manager Equity Plan.

Note 11 — Income (Loss) per Share (in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net income (loss) per share of common stock
Net income (loss) per share, basic	$(0.01)	$0.05	$(0.01)	$0.05

Net income (loss) per share, diluted	$(0.01)	$0.05	$(0.01)	$0.05

Numerator:
Net income (loss)	$(88)	$535	$(34)	$489
Less: Allocation to participating securities	(9)	—	(36)	—

Net income (loss) allocated to common stockholders, basic and diluted	$(97)	$535	$(70)	$489

Denominator:
Weighted average common shares outstanding, basic	10,217,648	10,159,098	10,206,020	10,149,763
Shares underlying the Cambridge warrant	—	28,507	—	10,439

Weighted average common shares outstanding, diluted	10,217,648	10,187,605	10,206,020	10,160,202

For the three and nine month periods ended September 30, 2012, diluted loss per share excludes the effect of 69,384 remaining unvested RSUs, which were granted to certain officers and employees on December 30, 2011, as they were anti-dilutive. The RSUs are participating securities.

For the three and nine months ended September 30, 2011, diluted income per share includes the effect of 28,507 and 10,439 common shares pertaining to the Warrant issued to Cambridge on April 15, 2011 under the Omnibus Agreement. For the nine months ended September 30, 2011, the original operating partnership units did not affect diluted EPS.

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

Note 12 — Commitments and Contingencies

The table below summarizes our remaining contractual obligations as of September 30, 2012.

Amounts in millions	2012	2013	2014	2015	2016	2017	Thereafter	Total
Mortgage notes payable and related interest	$1.8	$7.5	$7.5	$81.4	$1.0	$1.0	$10.3	$110.5

Base Service Fee Obligations(1)	0.1	0.5	—	—	—	—	—	0.6

Operating Lease Obligations(2)	0.1	0.2	0.2	0.2	0.2	0.2	0.4	1.5

Total	$2.0	$8.2	$7.7	$81.6	$1.2	$1.2	$10.7	$112.6

(1)	TREIT base service fee, subject to increase or decrease based on changes in shareholders’ equity. The termination fee payable to TREIT in the event of non-renewal of the Services Agreement by the Company is not fixed and determinable and is therefore not included in the table.
(2)	Minimum rental obligations for Company office lease.

For the three and nine month periods ended September 30, 2012 and 2011, rent expense for the Company’s office lease was approximately $0.1 million and $0.2 million, respectively.

Acquisitions

On September 12, 2012, we entered into a definitive purchase agreement (the “Purchase Agreement”) with Juniper Communities LLC and its affiliates (“Juniper”) to acquire, through twelve wholly-owned single purpose limited liability company subsidiaries 100% of the real estate and operating assets of seven assisted living and memory care facilities located in New Jersey, Colorado and Pennsylvania from Juniper for an aggregate purchase price of $106.5 million (subject to adjustment). In conjunction with the Purchase Agreement we paid $0.5 million into an escrow account and have incurred approximately $0.3 million as deferred loan costs, which amounts have been included in other assets at September 30, 2012. These deferred loan costs will be charged to expense during our fiscal fourth quarter.

On October 12, 2012, the Company exercised its right under the Purchase Agreement to terminate the Purchase Agreement and seek a return of funds deposited as earnest money towards the purchase price.

Litigation

Care is not presently involved in any material litigation or, to our knowledge, is any material litigation threatened against us or our investments, other than routine litigation arising in the ordinary course of business. Management believes the costs, if any, incurred by us related to litigation will not materially affect our financial position, operating results or liquidity.

Note 13 — Subsequent Events

Share Issuances

On October 1, 2012, we issued 2,112 shares of common stock with a combined aggregate fair value of approximately $15,000 to our independent directors as part of their annual retainer for the quarter ended September 30, 2012.

Dividends Declaration

On November 7, 2012, the Company declared a cash dividend of $0.135 per share of common stock with respect to the third quarter of 2012 that will be paid on December 5, 2012 to stockholders of record as of November 21, 2012.

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

¡

the financial condition and performance of our tenants, borrowers, operators, corporate customers, joint-venture partners, lenders and/or institutions that hold our cash balances, which may expose us to increased risks of default by these parties;

¡

our ability to obtain equity or debt financing on attractive terms or at all, which may adversely impact our ability to pursue acquisition opportunities and refinance existing debt and our future interest expense; and

¡	the value of our real estate investments, which may limit our ability to divest our assets at attractive prices or obtain or maintain debt financing secured by our properties or on an unsecured basis.

•	general volatility of the securities markets in which we invest and the market price of our common stock;

•	changes in our business or investment strategy;

•	changes in healthcare laws and regulations;

•	availability, terms and deployment of capital;

•	our ability to pay distributions and the amount of such distributions;

•	our dependence upon key personnel whose continued service is not guaranteed and our ability to identify, hire and retain highly qualified executives in the future;

•	changes in our industry, interest rates, the debt securities markets, the general economy or the commercial finance and real estate markets specifically;

•	the degree and nature of our competition;

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

•	the extent of future or pending healthcare reform and regulation;

•	changes in governmental regulations, tax rates and similar matters;

•	legislative and regulatory changes (including changes to laws governing the taxation of REITs or the exemptions from registration as an investment company);

•	the adequacy of our cash reserves and working capital;

•	the timing of cash flows, if any, from our investments;

•	the availability of appropriate acquisition targets and our ability to close on such acquisitions; and

•	the risks associated with failure to integrate acquisitions successfully.

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

As of September 30, 2012, we maintain a geographically-diversified investment portfolio consisting of approximately $2.5 million (2%) in an unconsolidated joint venture that owns real estate, approximately $126.2 million (94%) in wholly-owned real estate and approximately $5.5 million (4%) in a loan investment. As of September 30, 2012, Care’s portfolio of assets consists of wholly-owned real estate of senior housing facilities, including assisted living, independent living and memory care facilities, as well as a joint-venture that owns an assisted / independent living facility and a loan investment secured by skilled nursing facilities, as well as collateral relating to assisted living facilities and a multifamily property. Our wholly-owned senior housing facilities are leased, under triple-net leases, which require the tenants to pay all property-related expenses.

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

In September 2011, the Company acquired three (3) assisted living and memory care facilities located in Virginia from affiliates of Greenfield Senior Living, Inc. (“Greenfield”). The aggregate purchase price for the three (3) properties was $20.8 million, of which approximately $15.5 million was funded with the proceeds of a first mortgage bridge loan (the “Bridge Loan”) with KeyBank N. A. (“KeyBank”), and the balance with cash on hand. Concurrent with the acquisition, the properties were leased to three (3) wholly-owned affiliates of Greenfield, which are responsible for operating each of the properties pursuant to a triple-net master lease (the “Greenfield Master Lease”). The initial term of the Greenfield Master Lease is 12 years with two (2) renewal options of ten (10) years each. Rent payments during the first year of the lease are approximately $1.7 million, with annual rental increases of 2.75% during the initial term of the lease. At the end of the initial term, Greenfield, subject to certain conditions, holds a one-time purchase option that provides the right to acquire all three (3) of the properties at the then fair market value. Greenfield has guaranteed the obligations of the tenants under the Greenfield Master Lease.

In April 2012, Care refinanced the Bridge Loan for the Greenfield properties by entering into three (3) separate non-recourse loans (each a “Greenfield Loan” and collectively the “Greenfield Loans”) with KeyCorp Real Estate Capital Markets, Inc. (“KeyCorp”) for an aggregate amount of approximately $15.7 million. The Greenfield Loans bear interest at a fixed rate of 4.76%, amortize over a 30-year period, provide for monthly interest and principal payments commencing on June 1, 2012 and mature on May 1, 2022. The Greenfield Loans are secured by separate cross-collateralized, cross-defaulted first priority deeds of trust on each of the Greenfield properties. The Greenfield Loans are non-recourse to the Company except for certain non-recourse carveouts (customary for transactions of this type), as provided in the related guaranty agreements for each Greenfield Loan. Each Greenfield Loan contains typical representations and covenants for loans of this type. A breach of the representations or covenants could result in a default under each of the Greenfield Loans, which would result in all amounts owing under each of the Greenfield Loans to become immediately due and payable since all of the Greenfield Loans are cross-defaulted. In June 2012, KeyCorp sold each of the Greenfield Loans to Federal Home Loan Mortgage Corporation (“Freddie Mac”) under Freddie Mac’s Capital Markets Execution (“CME”) Program.

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

Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2011 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no significant changes to those policies during the nine-month period ended September 30, 2012.

Results of Operations

Comparison of the three months ended September 30, 2012 and the three months ended September 30, 2011

Revenue

During the three month period ended September 30, 2012, we recognized approximately $3.4 million of rental revenue and approximately $0.4 million of reimbursable income on our Bickford properties (the “Bickford Portfolio”) and our Greenfield properties (the “Greenfield Portfolio”), as compared with approximately $3.0 million of rental revenue and approximately $0.4 million of reimbursable income related to the Bickford Portfolio and the Greenfield Portfolio, from the date of acquisition, for the comparable period in 2011. Our acquisition of the Greenfield Portfolio in September 2011 accounts for the $0.4 million increase in rental revenue in the third quarter of 2012 as compared to the third quarter of 2011. Reimbursable income includes real estate taxes and certain other escrows that we collect on behalf of our Bickford and Greenfield Portfolios and that are used to pay such expenses as they come due.

We earned interest income on our remaining loan investment, which is part of a syndicated loan in which we have an approximately one-third interest, of approximately $0.2 million and $0.1 million for the three month periods ended September 30, 2012 and 2011, respectively. The increase of approximately $0.1 million in income is a result of an increase in the applicable interest rate for the three months ended September 30, 2012, which resulted from a restructuring of the loan in November 2011, the impact of which was partially offset by our remaining loan investment carrying a lower average outstanding principal loan balance during the three month period ended September 30, 2012, as compared with the comparable period during 2011, as a result of scheduled principal payments and prepayments received. The impact of the reduction in the outstanding principal balance is partially offset by the increase in the applicable interest rate for the three months ended September 30, 2012 which resulted from a restructuring of the loan in November 2011. We recognized interest income for the three months ended September 30, 2012 at an effective interest rate based on London Interbank Offered Rate (“Libor”) in effect at the inception of the restructured loan and using a weighted average spread of 7.20%. For the three months ended September 30, 2011, the effective yield was 6.21%.

Expenses

For the three months ended September 30, 2012, we recorded base service fee and incentive fee expense under our services agreement with TREIT for certain advisory and support services (the “Services Agreement”) of approximately $0.1 million (base) and none (incentive), respectively, as compared with approximately $0.1 million (base) and approximately $0.2 million (incentive), respectively, for the comparable period in 2011. The decrease of approximately $0.2 million in incentive fee expense in the third fiscal quarter of 2012 is primarily attributable to the sale of our interest in the Cambridge Portfolio that occurred in November 2011, thereby reducing the Company’s AFFO Plus Gain (Loss) on Sale (as defined in the Services Agreement) for the three month period ended September 30, 2012 as compared to the comparable period in 2011.

Marketing, general and administrative expenses, which includes fees for professional services, such as audit, legal and investor relations; directors & officers (D&O) insurance; general overhead costs for the Company; and employee salaries and benefits, as well as, fees paid to our directors were approximately $1.1 million and $1.0 million for the three month periods ended September 30, 2012 and 2011, respectively. During the third quarter of fiscal 2012, as compared to the comparable period of 2011, there was an increase of approximately $0.3 million in professional fees incurred primarily relating to transaction expenses, which was offset by a decrease of approximately $0.2 million in compensation expense relating to reduction in annual bonus accruals, a reduction in D&O insurance expense and the refund of certain federal, state and local taxes, resulting in the net $0.1 million increase in marketing, general and administrative expenses.

Reimbursed property expenses include real estate taxes and other reserves that we collect and disburse on behalf of our tenants in our owned properties. Reimbursable expenses for the three months ended September 30, 2012 were approximately $0.4 million as compared to approximately $0.3 million during the comparable period in 2011. The $0.1 million increase is primarily attributable to the additional properties acquired in the September 2011 Greenfield transaction. Reimbursable income recognized from our Bickford and Greenfield portfolios offset such reimbursable expenses.

Depreciation and Amortization

Depreciation and amortization expenses amounted to approximately $1.0 million for the three months ended September 30, 2012 as compared to approximately $0.9 million during the three months ended September 30, 2011. The depreciation and amortization expense for the three month period ended September 30, 2011 related primarily to the Bickford Portfolio, as the Greenfield Portfolio was acquired in September 2011. For the three month period ended September 30, 2012, depreciation and amortization expense included the Bickford Portfolio as well as a full quarter for the Greenfield Portfolio. Also included in depreciation and amortization were expenses related to the amortization of the in-place leases related to these properties as well as depreciation related to the fixtures, furniture and equipment located in the Company’s corporate headquarters.

Income or loss from investments in partially-owned entities

For the three month period ended September 30, 2012 income from partially-owned entities amounted to approximately $0.1 million as compared with income of approximately $1.0 million for the comparable period in 2011, a decrease of approximately $0.9 million. For each of the three months ended September 30, 2012 and 2011, we recognized our share of equity income in the SMC investment of $0.1 million. As per the terms of the restructured Cambridge investment (as outlined in the Omnibus Agreement dated April 15, 2011, which was retroactive to January 1, 2011) we recognized in the three months ended September 30, 2011 approximately $0.9 million of income representing a preferential distribution of cash flow from operations. As the Cambridge investment was sold in November 2011, we did not have a similar recognition in the three months ended September 30, 2012.

Interest Expense

We incurred interest expense of approximately $1.6 million for the three month period ended September 30, 2012 as compared with interest expense of approximately $1.4 million for the three month period ended September 30, 2011. Interest expense for both of these periods includes the interest incurred on the mortgage debt secured by the Bickford Portfolio. The increase in interest expense of approximately $0.2 million during the third quarter in 2012 was primarily the result of interest and amortization of deferred financing costs related to the mortgage debt secured by the Greenfield properties acquired in September 2011.

Comparison of the nine months ended September 30, 2012 and the nine months ended September 30, 2011

Revenue

During the nine month period ended September 30, 2012, we recognized approximately $10.3 million of rental revenue and approximately $1.1 million of reimbursable income on the Bickford Portfolio and our Greenfield Portfolio, as compared with approximately $8.9 million of rental revenue and approximately $1.0 million of reimbursable income related to the Bickford Portfolio and the Greenfield Portfolio, from the date of acquisition, for the comparable period in 2011. Our acquisition of the Greenfield Portfolio in September 2011 accounts for the increase in rental revenue and reimbursable income during the nine months ended September 30, 2012 as compared to the comparable period in 2011.

We earned interest income on our remaining loan investment of approximately $0.5 million and $0.6 million for the nine month periods ended September 30, 2012 and 2011, respectively. The decrease of approximately $0.1 million in income is a result of our remaining loan investment carrying a lower average outstanding principal loan balance during the nine month period ended September 30, 2012, as compared with the comparable period during 2011, as a result of scheduled principal payments and prepayments received. The impact of the reduction in the outstanding principal balance is partially offset by the increase in the applicable interest rate for the nine months ended September 30, 2012 which resulted from a restructuring of the loan in November 2011. We recognized interest income for the nine months ended September 30, 2012 at an effective interest rate based on Libor in effect at the inception of the restructured loan and using a weighted average spread of 7.20%. For the nine months ended September 30, 2011, the effective yield was 6.21%.

Expenses

For the nine months ended September 30, 2012, we recorded base service fee and incentive fee expense under our Services Agreement of approximately $0.4 million (base) and none (incentive), respectively, as compared with approximately $0.3 million (base) and approximately $0.7 million (incentive), respectively, for the comparable period in 2011. The increase of approximately $0.1 million (base) and the decrease of approximately $0.7 million (incentive) in incentive fee expense during the first nine months of 2012 is primarily attributable to the sale of our interest in the Cambridge Portfolio that occurred in November 2011, thereby reducing the Company’s AFFO Plus Gain (Loss) on Sale (as defined in the Services Agreement) but increasing the Adjusted Equity (as defined in the Services Agreement) under which the base fee is calculated for the nine month period ended September 30, 2012 as compared to the comparable period in 2011.

Marketing, general and administrative expenses were approximately $3.2 million for the nine month period ended September 30, 2012 as compared with approximately $2.7 million for the comparable period in 2011, an increase of approximately $0.5 million. The increase is primarily attributable to an increase of approximately $0.8 million in professional fees incurred during fiscal 2012 primarily relating to an increase in transaction expenses and approximately $0.1 million for stock-based compensation costs associated with restricted stock units granted in December 2011, partially offset by a decrease of approximately $0.3 million in compensation expense relating to reduction in annual bonus accruals, the refund of certain federal, state and local taxes and a reduction in D&O insurance expense during the nine months ended September 30, 2012 as compared to the comparable period in 2011.

Reimbursed property expenses include real estate taxes and other reserves that we collect and disburse on behalf of our tenants in our owned properties. Reimbursable expenses for the nine months ended September 30, 2012 were approximately $1.1 million as compared to approximately $1.0 million during the comparable period in 2011. The $0.1 million increase is primarily attributable to the additional properties acquired in the September 2011 Greenfield transaction. Reimbursable income collected from our Bickford and Greenfield portfolios offset such reimbursable expenses.

Depreciation and Amortization

Depreciation and amortization expenses amounted to approximately $3.0 million for the nine months ended September 30, 2012 as compared to approximately $2.6 million during the nine months ended September 30, 2011. The depreciation and amortization expense for the nine month period ended September 30, 2011 related primarily to the Bickford Portfolio, as the Greenfield Portfolio was acquired in September 2011. For the nine month period ended September 30, 2012, depreciation and amortization expense included the Bickford Portfolio as well as the Greenfield Portfolio. Also included in depreciation and amortization were expenses related to the amortization of the in-place leases related to these properties as well as depreciation related to the fixtures, furniture and equipment located in the Company’s corporate headquarters.

Income or loss from investments in partially-owned entities

For the nine month period ended September 30, 2012 income from partially-owned entities amounted to approximately $0.2 million as compared with income of approximately $1.8 million for the comparable period in 2011, a change of approximately $1.6 million. For the nine months ended September 30, 2012 and 2011, we recognized our share of our equity income in the SMC investment of $0.2 million and $0.7 million, respectively. We recognized our allocable non-cash operating loss from the Cambridge Portfolio of approximately $1.1 million representing 85% of the operating loss of Cambridge for the first quarter of 2011, which included approximately $2.6 million attributable to our share of the depreciation and amortization expenses associated with these properties. During the second and third quarters of 2011, per the terms of the restructured Cambridge investment (as outlined in the Omnibus Agreement dated April 15, 2011, we recognized income of approximately $2.1 million representing a preferential distribution of cash flow from operations). We sold our interest in the Cambridge Portfolio in November 2011. Included in our results for the nine months ended September 30, 2011 is an impairment of approximately $0.1 million recognized on our SMC investment during our second fiscal quarter in 2011 due to lower occupancy.

Gain or loss on derivative instruments

During the quarter ended March 31, 2012, we became party to the short sale of a $15.5 million 10-Year U.S. Treasury Note in anticipation of entering into a ten-year fixed rate mortgage secured by our Greenfield Portfolio. The short-position was closed in April 2012 and a net realized gain of approximately $0.1 was recognized for our second fiscal quarter in 2012 (see Notes 7 and 9 to the Condensed Consolidated Financial Statements). We also recognized an approximately $0.3 million unrealized loss on the fair value of our obligation to issue operating partnership units (“OP Units”) related to the Cambridge investment for the six month period ended June 30, 2011. As a result of the terms of the Omnibus Agreement, the valuation and accounting for the OP Units had been modified on April 15, 2011 (see Note 5 to the Condensed Consolidated Financial Statements). Our obligation with respect to the OP Units associated with the Cambridge Portfolio was eliminated upon the sale of our interest in the Cambridge Portfolio in the fourth quarter of 2011.

Interest Expense

We incurred interest expense of approximately $4.8 million for the nine month period ended September 30, 2012 as compared with interest expense of approximately $4.1 million for the nine month period ended September 30, 2011. Interest expense for both of these periods ended September 30 includes the interest incurred on the mortgage debt secured by the Bickford Portfolio. The increase in interest expense of approximately $0.7 million during the nine month period ended September 30, 2012 was primarily the result of interest and amortization of deferred financing costs on the mortgage debt secured by the Greenfield properties acquired in September 2011.

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

In the short term, we may seek to fund any future acquisitions, developments or redevelopments in healthcare-related or other real estate properties consistent with our investment objectives, should suitable opportunities arise, with a combination of cash on hand, working capital and equity and/or debt financing. Potential increases in real estate investments and decreases in cash may potentially result in increases in revenue, cash flow and earnings, offset by a reduction in liquidity. In evaluating acquisition opportunities, the Company takes into consideration its current and future cash needs as well as the availability of equity and/or debt financing.

Long-term Liquidity Needs

Our long-term liquidity requirements consist primarily of funds necessary for scheduled debt maturities, property acquisitions, developments and redevelopments of health-care facilities and other non-recurring capital expenditures that are needed periodically for our properties. We currently do not have a revolving credit facility or other credit line. As we grow our business, we may seek additional equity and/or debt financing. We may also pursue joint ventures with equity partners as a means of capitalizing property acquisitions. We may also issue operating partnerships units in either UpREIT or DownREIT transactions, which units could be convertible into our common stock. However, our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by potential and current lenders. Our ability to access additional equity and/or debt capital will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about our Company. Nevertheless, we believe that these sources of liquidity, in addition to existing working capital and cash provided by operations, will allow us to meet our anticipated future liquidity needs.

We routinely review our liquidity requirements and believe that our current cash flows are sufficient to allow us to continue operations, satisfy our contractual obligations and pay dividends to our stockholders. Sources of cash and cash equivalents, cash flows provided by (used in) operating activities, investing activities and financing activities are discussed below.

Cash and Cash Equivalents

Cash and cash equivalents were approximately $46.6 million at September 30, 2012 as compared with approximately $52.3 million at December 31, 2011, a decrease of approximately $5.7 million. The decrease in cash and cash equivalents during the nine months ended September 30, 2012 was primarily due to payment of approximately $1.7 million in base service fees and incentive fees to our advisor TREIT, approximately $16.1 million and $4.7 million of principal and interest payments, respectively, on outstanding mortgage loans, which included the payoff of the Bridge Loan on the Greenfield Portfolio, payment of deferred financing costs of approximately $0.7 million, dividend payments of approximately $4.2 million, repurchase of common stock of approximately $0.1 million, approximately $1.2 million for professional fees primarily relating to transaction costs and payment of approximately $0.8 million for 2011 cash bonuses. This amount was partially offset by approximately $9.2 million in rental collections generated from our real estate investments; approximately $15.7 million in borrowings from mortgage notes, $0.2 million distributions from partially-owned entities, $0.1 million proceeds from derivative transactions, and $0.2 million in loan repayments. During the nine months ended September 30, 2012, cash of approximately $0.6 million was used in operating activities, approximately $0.3 million provided by investing activities and approximately $5.3 million used in financing activities.

Cash Uses

The Company continually evaluates new investment opportunities in healthcare or other real estate properties consistent with our investment objectives as well as expansions and/or modifications to existing investments. The availability of attractive investment opportunities that are suitable for our risk-adjusted return parameters, and the availability of third-party financing will impact our uses of cash in 2012. In addition, in 2012 we expect to use cash to fund operating expenses, including potential expenditures for repairs and maintenance of our properties and debt service on our outstanding mortgage loan obligations, as well as other general ongoing business needs, employee compensation expense, D&O insurance, professional fees, rent and other administrative expenses. We also expect to distribute cash to our stockholders in the form of dividends and/or return of capital.

Cash from Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2012 was approximately $0.6 million as compared with approximately $4.6 million provided by operating activities for the comparable period in 2011, a change of approximately $5.2 million. The change was primarily attributable to an approximately $0.8 million increase in operating expenses associated with transaction activity and other professional fee expenses. The change was also attributable to a reduction of approximately $3.8 million of cash distributions from the Company’s investments in partially-owned entities resulting from our restructuring and sale of the Cambridge investment in 2011, which was offset by an increase in rental revenues of approximately $1.4 million and a decrease of approximately $0.7 million in incentive fees incurred to our advisor TREIT, of which 20% is payable in stock. The net change in operating assets and liabilities was approximately $2.7 million use of cash in the nine month period ended September 30, 2012, which was primarily attributable to approximately $1.7 million in base service fees and incentive fees relating to our fiscal fourth quarter of 2011 and approximately $0.8 million for 2011 cash bonuses, both paid in 2012.

Cash from Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2012 was approximately $0.3 million as compared with approximately $12.7 million provided by investing activities for the nine months ended September 30, 2011, a decrease of approximately $12.4 million. The change is primarily attributable to the receipt of loan repayments of approximately $0.2 million in 2012 as compared to the receipt of loan repayments of approximately $2.3 million for the comparable period in 2011. The change was also attributable to a return of investment in partially-owned entities of approximately $6.1 million in the nine months ended September 30, 2011 associated with the sale of three (3) of the Company’s four (4) properties in its SMC investment; a similar sale did not occur during the comparable period in 2012. These changes were partially offset by proceeds of approximately $0.1 million from the sale of derivatives in the nine months ended September 30, 2012; fixed asset purchases of $29,000 in 2012 as compared with approximately $0.3 million during the comparable period in 2011; and the investment of approximately $20.1 million in the Greenfield Portfolio during September 2011.

Cash from Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2012 was approximately $5.3 million as compared with approximately $12.0 million provided by the nine months ended September 30, 2011, a decrease of approximately $17.3 million. The change is primarily attributable to the scheduled principal repayments under our mortgage notes and payoff of the Bridge Loan for our Greenfield Portfolio of approximately $16.1 million for the nine months ended September 30, 2012 as compared to approximately $0.6 million for the comparable 2011 period. Cash from financing activities includes payment of deferred financing costs of approximately $0.7 million in 2012 as compared to approximately $0.2 million in 2011; dividend payments of approximately $4.2 million in 2012 as compared to approximately $2.7 million in 2011; and the repurchase of common stock of approximately $0.1 million in 2012. These amounts were partially offset by additional borrowings of mortgage notes during the nine month period ended September 30, 2012 of approximately $15.7 million as compared to approximately $15.5 million in the comparable period in 2011 relating to the financing of the Greenfield Portfolio in September 2011 and subsequent refinancing in April 2012.

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

On September 30, 2008, we acquired two (2) additional properties from Bickford and entered into a second mortgage loan with Red Capital in the principal amount of approximately $7.6 million. The mortgage loan has a fixed interest rate of 7.17% and requires a fixed monthly debt service payment of approximately $52,000 for principal and interest until the maturity in July 2015 when the then-outstanding balance of approximately $7.1 million is due and payable. In addition, we are required to make monthly escrow payments for taxes and reserves for which we are reimbursed by the tenants of these properties. The mortgage loan is collateralized by the two (2) properties.

Both mortgage loans payable to Red Capital (the “Bickford Loans”) contain prepayment restrictions that impact our ability to refinance either of the mortgage loans prior to 2015. The Bickford loans are secured by separate cross-collateralized, cross-defaulted first priority mortgages/deeds of trust on each of the 14 Bickford properties. The Bickford loans are non-recourse to the Company except for certain non-recourse carveouts (customary for transactions of this type), as provided in the related guaranty agreements for the Bickford loans. Each Bickford Loan contains typical representations and covenants for loans of this type. A breach of the representations or covenants could result in a default under each of the Bickford Loans, which would result in all amounts owing under each of the Bickford Loans to become immediately due and payable since all of the Bickford Loans are cross-defaulted. As of September 30, 2012, approximately $0.4 million of premium remains to be amortized over the remaining term of the two (2) mortgage loans.

On September 20, 2011, we entered into the Bridge Loan with KeyBank in the principal amount of approximately $15.5 million for the purpose of financing the purchase price for the Greenfield Portfolio. The Bridge Loan bore interest at a floating interest rate equal to Libor plus 4.00% with no Libor floor, and provided for monthly interest and principal payments commencing on October 1, 2011. On April 24, 2012 Care refinanced the Bridge Loan for the Greenfield Portfolio by entering into the Greenfield Loans with KeyCorp for an aggregate amount of approximately $15.7 million. The Greenfield Loans bear interest at a fixed rate of 4.76%, amortize over a 30-year period, provide for monthly interest and principal payments commencing on June 1, 2012 and mature on May 1, 2022. The Greenfield Loans are secured by separate cross-collateralized, cross-defaulted first priority deeds of trust on each of the Greenfield properties. The Greenfield Loans are non-recourse to the Company except for certain non-recourse carveouts (customary for transactions of this type), as provided in the related guaranty agreements for each Greenfield Loan. Each Greenfield Loan contains typical representations and covenants for loans of this type. A breach of the representations or covenants could result in a default under each of the Greenfield Loans, which would result in all amounts owing under each of the Greenfield Loans to become immediately due and payable since all of the Greenfield Loans are cross-defaulted. In June 2012, KeyCorp sold each of the Greenfield Loans to Federal Freddie Mac under Freddie Mac’s CME Program.

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

Equity

As of September 30, 2012, we had 10,217,695 shares of common stock and no shares of preferred stock outstanding.

On March 30, 2012, the Company issued 49,573 common shares to TREIT in conjunction with its quarterly incentive fee due under the Services Agreement for the fourth quarter of 2011. These shares were issued under the Manager Equity Plan, which was adopted in June 2007 (the “Manager Equity Plan”).

During the first nine months of fiscal 2012, we issued 6,572 shares of common stock with a combined aggregate fair value of approximately $45,000 to our independent directors as part of their annual retainer for 2012 and 2011. The shares paid to our directors were issued under the equity plan, which was adopted in June 2007 (the “Equity Plan”). Each independent director receives an annual base retainer of $50,000, payable quarterly in arrears, of which 70% is paid in cash and 30% in shares of Care common stock. Shares granted as part of the annual retainer vest immediately and are included in general and administrative expense.

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

As of September 30, 2012, 198,760 common shares remain available for future issuances under the Equity Plan and 134,629 shares (which is net of 652,500 shares that are reserved for potential issuance upon conversion of the 2008 Warrant) remain available for future issuances under the Manager Equity Plan.

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

On August 9, 2012, the Company declared a cash dividend of $0.135 per share of common stock with respect to the second quarter of 2012 which was paid on September 6, 2012 to stockholders of record as of August 23, 2012.

Our ability to make future distributions depends upon a number of factors, including our future earnings. We may be unable to maintain our current rate of distributions and future distributions may be suspended or paid at a lesser rate than the distributions we now pay.

Subsequent Events

Share Issuances

On October 1, 2012, we issued 2,112 shares of common stock with a combined aggregate fair value of approximately $15,000 to our independent directors as part of their annual retainer for the quarter ended September 30, 2012.

Dividend Declaration

On November 7, 2012, the Company declared a cash dividend of $0.135 per share of common stock with respect to the third quarter of 2012 that will be paid on December 5, 2012 to stockholders of record as of November 21, 2012.

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

Contractual Obligations

The table below summarizes our contractual obligations as of September 30, 2012 (in millions):

Payments due by Period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Mortgage notes payable and related interest	$110.5	$1.8	$96.4	$2.0	$10.3
Base service fee obligations(1)	0.6	0.1	0.5	—	—
Operating lease obligations(2)	1.5	0.1	0.6	0.4	0.4

Total	$112.6	$2.0	$97.5	$2.4	$10.7

(1)	TREIT base service fee, subject to increase or decrease based on changes in shareholders’ equity. The termination fee payable to TREIT in the event of non-renewal of the Services Agreement by the Company is not fixed and determinable and is therefore not included in the table.
(2)	Minimum rental obligations for Company office lease.

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

Acquisitions and Dispositions

Management continually monitors potential investment and expansion opportunities. Our focus is on potential acquisitions in the senior housing industry that provide attractive risk adjusted returns. Our overall strategy is to identify strong and experienced regional operators of assisted living, independent living and memory care facilities who are looking to expand and diversify their operations by entering into strategic relationships with capital partners. We believe that by entering into such relationships, we will not only generate attractive current returns for our stockholders, but create a forward pipeline of additional opportunities as well. While cap rates for larger portfolios have compressed during the past few years, thereby increasing the cost of acquisitions, we continue to see opportunities to acquire portfolios of three (3) to ten (10) properties at attractive yields.

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

On September 12, 2012, we entered into a definitive purchase agreement (the “Purchase Agreement”) with Juniper Communities LLC and its affiliates (“Juniper”) to acquire, through twelve wholly-owned single purpose limited liability company subsidiaries 100% of the real estate and operating assets of seven assisted living and memory care facilities located in New Jersey, Colorado and Pennsylvania from Juniper for an aggregate purchase price of $106.5 million (subject to adjustment). In conjunction with the Purchase Agreement we paid $0.5 million into an escrow account and have incurred approximately $0.3 million as deferred loan costs, which amounts have been included in other assets at September 30, 2012. These deferred loan costs will be charged to expense during our fourth fiscal quarter.

On October 12, 2012, the Company exercised its right under the Purchase Agreement to terminate the Purchase Agreement and seek a return of funds deposited as earnest money towards the purchase price.

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

Off-Balance Sheet Arrangements

As of September 30, 2012, none of our off-balance sheet arrangements had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. We maintain an interest in one (1) unconsolidated joint venture. See Note 5 to our consolidated financial statements for more information regarding our interest in the unconsolidated joint venture. Our risk of loss associated with this investment is limited to our investment in this joint venture.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04 Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). The amendments in ASU 2011-04 change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments are intended to create comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and International Financial Reporting Standards. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The adoption of this standard did not have a material effect on the condensed consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05 Presentation of Comprehensive Income (“ASU 2011-05”), which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. This ASU does not change the items that must be reported in other comprehensive income. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011. As we have no other comprehensive income, the adoption of this standard did not have any effect on the condensed consolidated financial statements.

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

Adjusted Funds from Operations

Adjusted Funds From Operations, or AFFO, is a non-GAAP financial measure. We calculate AFFO as net income (loss) (computed in accordance with GAAP), excluding gains (losses) from debt restructuring and gains (losses) from sales of property, the effects of straight lining lease revenue, plus the expenses associated with depreciation and amortization on real estate assets, certain transaction expenses associated with real estate acquisitions, non-cash equity compensation expenses, and excess cash distributions from the Company’s equity method investments and one-time events pursuant to changes in GAAP and other non-cash charges. Proportionate adjustments for unconsolidated partnerships and joint ventures will also be taken when calculating the Company’s AFFO.

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

The following is a reconciliation of FFO and AFFO to net income (loss), which is the most directly comparable GAAP performance measure, for the three and nine month periods ended September 30, 2012 and 2011, respectively (in thousands, except share and per share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Net income (loss)	$(88)	$535	$(34)	$489
Depreciation and amortization on owned properties	975	869	2,918	2,577
Depreciation and amortization from partially-owned entities	—	—	—	2,601

FFO	$887	$1,404	$2,884	5,667
Stock-based compensation	53	11	158	56
Amortization of above-market leases	52	52	155	155
Amortization of deferred financing costs	13	—	147	—
Transaction costs	—	228	233	228
Other non-cash	—	—	79	—
Stock issued to related parties	—	35	—	96
Straight-line effect of lease revenue	(323)	(331)	(1,122)	(1,520)
Excess cash distributions from the Company’s equity method investments	—	—	—	1
Change in the obligation to issue OP Units	—	—	—	255

AFFO	$682	$1,399	$2,534	$4,938

FFO per common share, basic	$0.09	$0.14	$0.25	$0.56

FFO per common share, diluted	$0.09	$0.14	$0.25	$0.56

AFFO per common share, basic	$0.07	$0.14	$0.29	$0.49

AFFO per common share, diluted	$0.07	$0.14	$0.29	$0.49

Weighted average number of shares outstanding, basic (3)
FFO	10,217,648	10,159,098	10,206,020	10,149,763

AFFO	10,217,648	10,159,098	10,206,020	10,149,763

Weighted average number of shares outstanding, diluted: (1) (2) (3)
FFO	10,237,512	10,187,605	10,235,861	10,160,202

AFFO	10,237,512	10,187,605	10,235,861	10,160,202

(1)	The diluted FFO and AFFO per common share calculations exclude the dilutive effect of the 2008 Warrant convertible into 652,500 common shares for the three and nine month periods ended September 30, 2012 and 2011, respectively, because the exercise price was more than the average market price for each of those periods. The diluted FFO and AFFO per common share calculations include the dilutive effect of the Warrant issued pursuant to the Omnibus Agreement because the average market price was more than the exercise price (see Note 5 to the Condensed Consolidated Financial Statements) convertible into 300,000 common shares for the three month period ended September 30, 2011.
(2)	The diluted FFO and AFFO per common share calculations include the dilutive effect of 69,384 remaining unvested restricted stock units for the three and nine month periods ended September 30, 2012, respectively, which were granted to certain officers and employees on December 30, 2011.
(3)	For 2011, does not include original operating partnership units issued to Cambridge that were held in escrow and were reduced and restructured in conjunction with the Omnibus Agreement (see Note 5 to the Condensed Consolidated Financial Statements).

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

ITEM 4.	Controls and Procedures.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

ITEM 6.	Exhibits

(a)	Exhibits

3.1	Third Articles of Amendment and Restatement of the Registrant (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on September 3, 2010 and herein incorporated by reference).

3.2	Third Amended and Restated Bylaws of the Registrant (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on November 8, 2010 and herein incorporated by reference).

4.1	Form of Certificate for Common Stock (previously filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-11, as amended (File No. 333-141634), filed on June 7, 2007 and herein incorporated by reference).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2012 (unaudited) and December 31, 2011, (ii) the Condensed Consolidated Statements of Operations (unaudited) for the three and nine month periods ended September 30, 2012 and 2011, (iii) the Condensed Consolidated Statements of Stockholders’ Equity (unaudited) for the nine month period ended September 30, 2012, (iv) the Condensed Consolidated Statements of Cash Flows (unaudited) for the nine month periods ended September 30, 2012 and 2011 and (v) the Notes to the Condensed Consolidated Financial Statements (unaudited).

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

CARE INVESTMENT TRUST INC.

Date: November 8, 2012	By:	/s/ Salvatore (Torey) V. Riso, Jr.
Salvatore (Torey) V. Riso, Jr.
President, Chief Executive Officer and Principal Financial Officer

Date: November 8, 2012	By:	/s/ Joseph B. Sacks
Joseph B. Sacks
Principal Accounting Officer and Controller

EXHIBIT INDEX

Exhibit No.	Description

3.1	Third Articles of Amendment and Restatement of the Registrant (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on September 3, 2010 and herein incorporated by reference).

3.2	Third Amended and Restated Bylaws of the Registrant (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on November 8, 2010 and herein incorporated by reference).

4.1	Form of Certificate for Common Stock (previously filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-11, as amended (File No. 333-141634), filed on June 7, 2007 and herein incorporated by reference).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2012 (unaudited) and December 31, 2011, (ii) the Condensed Consolidated Statements of Operations (unaudited) for the three and nine month periods ended September 30, 2012 and 2011, (iii) the Condensed Consolidated Statements of Stockholders’ Equity (unaudited) for the nine month period ended September 30, 2012, (iv) the Condensed Consolidated Statements of Cash Flows (unaudited) for the nine month periods ended September 30, 2012 and 2011 and (v) the Notes to the Condensed Consolidated Financial Statements (unaudited).

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