Form 10-K
period 2012-12-31
Care Investment Trust Inc.
filed 2013-03-25
CIK 1393726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $5,501,976, based upon the closing sales price of $6.99 per share as reported in the over-the-counter market. For purposes of this calculation all of the registrant’s directors and executive officers were deemed to be affiliates of the registrant.

As of March 15, 2013, the latest practicable date, there were 10,241,660 shares, par value $0.001, of the registrant’s common stock outstanding.

Care Investment Trust Inc.

Annual Report on Form 10-K

Year Ended December 31, 2012

1

Part I

Forward-Looking Statements

Our disclosure and analysis in this Annual Report on Form 10-K, or Form 10-K, and the documents that are incorporated by reference herein contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements provide our current expectations or forecasts of future events and are not statements of historical fact. These forward-looking statements include information about possible or assumed future events, including, among other things, discussion and analysis of our future financial condition, results of operations and funds from operations (“FFO”) and adjusted funds from operations (“AFFO”), our strategic plans and objectives, cost management, occupancy and leasing rates and trends, liquidity and ability to refinance our indebtedness as it matures, anticipated capital expenditures (and access to capital) required to complete projects, amounts of anticipated cash distributions to our stockholders in the future and other matters. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Statements regarding the following subjects, among others, are forward-looking by their nature:

•	our business and financing strategy;

•	our ability to acquire investments on attractive terms;

•	our ability to pay down, refinance, restructure and/or extend our indebtedness as it becomes due;

•	our understanding of our competition;

•	our projected operating results;

•	market trends;

•	estimates relating to our future dividends;

•	closing of the Contribution Transactions (see Item 1) and the satisfaction of conditions to the closing;

•	loss of our status as a Real Estate Investment Trust (“REIT”);

•	completion of any pending real estate transactions;

•	projected capital expenditures; and

•	the impact of technology on our operations and business.

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

•	increased rates of default and/or decreased recovery rates on our investments;

•	potential environmental contingencies, and other liabilities;

•	significant transaction costs and / or unknown liabilities related to the Contribution Transactions (see Item 1);

•	whether we maintain our status as a real estate investment trust (“REIT”) for federal and state income tax purposes;

•	increased prepayments or extensions of the mortgages and other loans underlying our mortgage portfolio;

•	the extent of future or pending healthcare reform and regulation;

•	changes in governmental regulations, tax rates and similar matters;

•	the adequacy of our cash reserves and working capital;

•	the timing of cash flows, if any, from our investments;

•	the availability of appropriate acquisition targets and our ability to close on such acquisitions; and

•	the risks associated with failure to integrate acquisitions successfully.

This list of risks and uncertainties, however, is only a summary of some of the most important factors to us and is not intended to be exhaustive. New factors may also emerge from time to time that could materially and adversely affect us.

ITEM 1.	Business

Overview

Care Investment Trust Inc. (all references to “Care,” the “Company,” “we,” “us,” and “our” means Care Investment Trust Inc. and its subsidiaries) is an equity real estate investment trust (“REIT”) that invests in healthcare facilities including assisted-living, independent-living, memory care, skilled nursing and other healthcare and seniors-related real estate assets in the United States of America (the “U.S.”). The Company was incorporated in Maryland in March 2007 and completed its initial public offering on June 22, 2007.

On August 13, 2010, Tiptree Financial Partners, L.P. (“Tiptree”) acquired control of the Company (the “Tiptree Transaction”). As part of the Tiptree Transaction, we entered into a hybrid management structure whereby senior management was internalized and we entered into a services agreement with TREIT Management, LLC (“TREIT” or “Advisor”) for certain advisory and support services (the “Services Agreement”). TREIT was previously an indirect subsidiary of Tricadia Holdings, L.P. (“Tricadia”), which also owned Tiptree Capital Management, LLC, the manager of Tiptree (“Tiptree Capital”). On June 30, 2012, TREIT and Tiptree Capital became indirect subsidiaries of Tiptree. The Services Agreement remains in full effect.

As of December 31, 2012, we maintained a geographically-diversified investment portfolio consisting of approximately $2.5 million (2%) in an unconsolidated joint venture that owns real estate, approximately $125.1 million (94%) in wholly owned real estate and approximately $5.5 million (4%) in a loan investment. As of December 31, 2012, Care’s portfolio of assets consists of wholly-owned real estate of senior housing facilities, including assisted living, independent living and memory care facilities, as well as a joint-venture that owns an assisted / independent living facility and a loan investment secured by skilled nursing facilities, as well as collateral relating to assisted living facilities and a multifamily property. Our wholly-owned senior housing facilities are leased, under triple-net leases, which require the tenants to pay all property-related expenses. We currently operate in only one reportable segment (see Note 2 to the consolidated financial statements).

To maintain our REIT status, we are required to distribute annually as dividends at least 90% of our REIT taxable income, as defined by the Internal Revenue Code of 1986, as amended (the “Code”), to our stockholders, among other requirements. If we fail to qualify as a REIT in any taxable year, we would be subject to Federal income tax on our taxable income at regular corporate tax rates.

As a result of the Contribution Transactions (as defined below), we expect that the Combined Company will not qualify to be taxed as a REIT for Federal income tax purposes effective January 1, 2013 due to the nature of the assets and the businesses currently conducted by Tiptree. If the Combined Company is not taxed as a REIT, the Combined Company will not be subject to the 90% distribution requirement and the Board may then determine to distribute less of its taxable income than it would if the Combined Company were taxed as a REIT.

Current Event — Proposed Contribution Transactions

On December 31, 2012, the Company entered into an agreement (the “Contribution Agreement”) with Tiptree, its majority stockholder, pursuant to which both parties would contribute substantially all of their respective assets and liabilities to Tiptree Operating Company, LLC, a newly-formed Delaware limited liability company (the “Operating Subsidiary”) in order to form a financial services operating company (the “Combined Company”) that through subsidiaries will hold and manage both companies’ assets and operate each company’s businesses.

At the closing of the Contribution Transactions, Care will contribute substantially all of its assets (the “Company Contribution”) to the Operating Subsidiary in exchange for 10,289,192 common units of Operating Subsidiary (“Common Units”) representing an approximately 25% interest in the Operating Subsidiary. In addition, Tiptree will (1) contribute substantially all of its assets (other than shares of the Company’s Common Stock currently owned, cash in an aggregate amount equal to the purchase price of the warrants described below, Tiptree’s partnership records and Tiptree’s rights under the Contribution Agreement and other transaction documents) to the Operating Subsidiary (the “Tiptree Contribution” and, together with the Company Contribution, the (“Contribution Transactions”) in exchange for 31,007,471 Common Units representing an approximately 75% interest in the Operating Subsidiary and 31,007,471 shares of the Company’s newly classified Class B Common Stock, par value $0.001 per share (“Class B Common Stock”) and (2) pay the Operating Subsidiary (a) $4,327,500 in cash for warrants to purchase an aggregate of 2,098,500 Common Units at an exercise price of $8.48 per Common Unit and (b) $6,846,380 in cash for a warrant to purchase 1,510,920 Common Units at an exercise price of $5.36 per Common Unit. These warrants acquired by Tiptree will be transferable subject to the provisions of the Operating Subsidiary’s operating agreement and applicable securities laws. In connection with the Contribution Transactions, the Operating Subsidiary will assume all of the liabilities and obligations relating to the transferred assets.

Pursuant to the terms of the Operating Subsidiary’s limited liability company agreement, holders of Common Units will have the right to cause the Operating Subsidiary to redeem their Common Units for an equal number of shares of the Company’s Class A Common Stock, subject to certain adjustments, beginning one year after the date of the closing of the Contribution Transactions; provided, that, the Company, at its sole option and discretion, has the right to deliver to the redeeming holder a cash amount (or a combination of cash and shares) based on the market value of the Class A Common Stock on the date of redemption. Upon redemption of each Common Unit by Tiptree, one share of Class B Common Stock held by Tiptree will be redeemed by the Company for no consideration. The Company will be the initial managing member of Operating Subsidiary and transfers of Common Units without prior written consent of the managing member will be subject to certain restrictions.

In connection with the Contribution Transactions, Tiptree intends to privately offer to qualified Tiptree limited partners the right to receive shares of Common Stock currently owned by Tiptree, in exchange for such limited partners’ proportionate interests in Tiptree.

Immediately prior to the closing of the Contribution Transactions, the Company, subject to approval of the Company’s stockholders, will file with the Maryland State Department of Assessments and Taxation its Fourth Articles of Amendment and Restatement (the “Amended and Restated Charter”), in order to, among other things, (i) change the name of the Company to “Tiptree Financial Inc.,” (ii) rename the existing common stock of the Company as “Class A Common Stock,” with no change to the economic or voting rights of such stock, (iii) reclassify 50,000,000 authorized and unissued shares of common stock of the Company as “Class B Common Stock,” (iv) remove certain provisions related to the Company’s qualification as a REIT, (v) to satisfy the requirements of applicable state insurance regulators, add provisions restricting any person that owns 9.8% or more of the Combined Company’s capital stock, other than Tiptree and its affiliates or another stockholder approved by applicable state insurance regulators, from voting in excess of 9.8% of the Combined Company’s voting securities, (vi) authorize the classification of the Board into three classes with staggered terms and (vii) provide that, until Tiptree and its affiliates cease to own 50% of the then-outstanding common voting stock of the Combined Company resulting from the Contribution Transactions, Tiptree may take any action required or permitted to be taken at any annual or special meeting of our stockholders by written consent, without prior notice, and without a vote of our stockholders. Pursuant to the Amended and Restated Charter, holders of the Class A Common Stock and the Class B Common Stock will vote together as a single class, subject to certain exceptions, but holders of Class B Common Stock will have no economic rights in the Company, including no right to receive dividends or distributions, upon liquidation or dissolution of the Company or otherwise.

As a result of the Contribution Transactions, we expect that the Combined Company will not qualify to be taxed as a REIT for Federal income tax purposes effective January 1, 2013 due to the nature of the assets and the businesses currently conducted by Tiptree. If the Combined Company is not taxed as a REIT, the Combined Company will not be subject to the 90% distribution requirement and the Board may then determine to distribute less of its taxable income than it would if the Combined Company were taxed as a REIT.

The Contribution Transactions are subject to certain closing conditions, including, among others, accuracy of representations and warranties, compliance with pre-closing covenants and absence of any material adverse change, as well as a majority of the shares of outstanding Common Stock of the Company voting in favor of the Company Contribution, approval of the Tiptree Contribution by the limited partners of Tiptree, and receipt of certain third-party consents. Additionally, there is a closing condition that the Care board of directors consist of certain members as set forth in the Contribution Agreement upon the closing of the Contribution Transactions. Care and Tiptree expect that, if the Contribution Transactions close as contemplated, the Company would become a taxable corporation retroactive from the closing date to January 1, 2013. The Company can offer no assurances that the Contribution Transactions will close on the terms described herein, or at all.

The Contribution Agreement may be terminated at any time prior to the closing of the Contribution Transactions under certain circumstances, including by mutual written consent of the Company and Tiptree, by either the Company or Tiptree if the Contribution Transactions have not been consummated on or before September 30, 2013, by either the Company or Tiptree if the Company’s stockholders do not approve the Company Contribution, and by the Company or Tiptree if the other party breaches any representation, warranty, covenant or other agreement contained in the Contribution Agreement. In addition, the Company may terminate the Contribution Agreement if, prior to obtaining stockholder approval of the Company Contribution, the Company has received a Superior Proposal (as defined in the Contribution Agreement) and has provided notice of such Superior Proposal to Tiptree in accordance with the terms of the Contribution Agreement.

In addition, we filed a preliminary proxy statement on Schedule 14A with the Securities and Exchange Commission (the “SEC”) on February 14, 2013 which further discusses the proposed Contribution Transactions and related transactions.

Real Estate Equity Investments

Owned Real Estate

Acquisition and Disposition Strategy

Management continually assesses potential investment and expansion opportunities. Our focus is on potential acquisitions in the senior housing industry that provide attractive risk adjusted returns. Our overall strategy is to identify strong and experienced regional operators of assisted living, independent living and memory care facilities who are looking to expand and diversify their operations by entering into strategic relationships with capital partners. We believe that by entering into such relationships, we will not only generate attractive current returns for our stockholders, but create a forward pipeline of additional opportunities as well. While cap rates for larger portfolios have compressed during the past few years, thereby increasing the cost of acquisitions, we continue to see opportunities to acquire portfolios of three to ten properties at attractive yields.

The Company regularly evaluates potential real estate acquisitions and dispositions. While current and projected returns for a subject property significantly influence the decision-making process, other items, such as the impact on the geographic diversity of the Company’s portfolio, the type of property, the Company’s experience with and the overall reputation of the property operator and the availability of mortgage financing are also taken into consideration. Applicable capitalization rates for such acquisitions vary depending on a number of factors including, but not limited to, the type of facility, its location, competition and barriers to entry in the particular marketplace, age and physical condition of the facility, status and experience of the property operator and the existence or availability of mortgage financing. The property net operating income for prospective acquisitions is generally based upon the earnings before interest, taxes, depreciation or amortization, or EBITDA, for such property adjusted for market vacancy and property management fees as well as applicable maintenance, operating and tax reserves.

Bickford Senior Living Portfolio

In two separate sale-leaseback transactions occurring in June and September of 2008, respectively, we acquired a total of 14 assisted living, independent living and Alzheimer facilities. The sellers were affiliates of Bickford Senior Living Group, L.L.C., (“Bickford”), a privately held owner-operator of senior housing facilities. Simultaneously with the initial acquisition, we entered into a long-term master lease agreement with Bickford Master I, LLC (the “Master Lessee”), an affiliate of Bickford, with an initial term of 15 years. The master lease was subsequently amended to include the two properties acquired in September 2008. The master lease provides for four extension options of ten years each. The portfolio, developed and managed by Bickford and its affiliates, contains 643 units with six properties located in Iowa, five in Illinois, two in Nebraska and one in Indiana. The total purchase price for these two acquisitions was approximately $111.0 million. The portfolio is 100% private pay and as of December 31, 2012, weighted average occupancy for the 14 facilities was 83%.

Under the terms of the two transactions, the initial combined minimum annual rent due on the 14 Bickford properties was approximately $9.2 million, resulting in an initial base lease rate of 8.21% on the purchase price. This rate increases 3.0% per annum. Further, we also have been accruing additional base rent of 0.26% per year, increasing at the rate of 3.0% per annum. Such incremental rent was accrued through June of 2011. Starting in July of 2011, we began to receive monthly payments of such accrued additional base rent that will be paid out in full over a two year period. The master lease is a triple net lease, and, as such, the master lessee is responsible for all taxes, insurance, utilities, repairs, maintenance, and capital costs relating to the facilities.

As an enticement for the Company to enter into the leasing arrangement for the properties, we received additional collateral and guarantees of the lease obligation from parties affiliated with Bickford. The additional collateral pledged in support of the lease obligations included ownership interests in Bickford affiliated companies. In June 2011, we released our 49% equity pledge on one of these properties in exchange for: (i) a 49% equity pledge on a different Bickford property located in Iowa and (ii) purchase options on three additional Bickford properties located in Iowa and a fourth Bickford property located in Indiana. In addition, the obligations of the Master Lessee under the Master lease are guaranteed by Bickford.

Since the Bickford portfolio constitutes a significant portion of our total assets, the Master Lessee is considered a “significant lessee” and, as a result, we are required to include its audited financial statements in our Form 10-K filing. This Annual Report on Form 10-K includes audited consolidated financial statements for the Master Lessee for the years ended December 31, 2012 and 2011 and are attached to this report as Exhibit 99.1. These financial statements were provided to us by the Master Lessee and the Company did not participate in their preparation or review.

Greenfield Senior Living Portfolio

In September of 2011, we acquired three assisted living and memory care facilities located in Virginia from affiliates of Greenfield Senior Living, Inc. (“Greenfield”), a privately held owner-operator of senior housing facilities. Simultaneously with the acquisition, we entered into a long term master lease agreement with Greenfield with an initial term of 12 years and two extension options of ten years each. At the end of the initial term, Greenfield, subject to certain conditions, holds a one-time purchase option that provides the right to acquire all three of the properties at the then fair market value. The master lease is a triple net lease. The portfolio, developed and managed by Greenfield and its affiliates, contains 120 units. The portfolio is 100% private pay and as of December 31, 2012, weighted average occupancy for the three facilities was 96%.

The aggregate minimum cash rent payable by the tenants during the initial year of the master lease is $1.65 million with an escalator of 2.75% per annum. Greenfield has guaranteed the obligations of the tenants under the master lease. Such obligations are also secured by personal property and intangible assets of the tenants associated with each of the properties.

The aggregate purchase price for the three properties was $20.8 million, of which approximately $15.5 million was funded with the proceeds of a first mortgage bridge loan (the “Bridge Loan”) with KeyBank N. A. (“KeyBank”), and the balance with cash on hand. The weighted average aggregate capitalization rate for the acquisition of these facilities, based upon the net operating income of these facilities was approximately 9.2%. Capitalization rate is defined as the ratio of net operating income (estimated GAAP revenues less property operating expenses for the year acquired) less estimated capital expenditures, to the purchase price on the date of acquisition.

Cambridge Medical Office Building Portfolio

On December 31, 2007, we acquired an 85% equity interest in nine Class A medical office buildings (the “Cambridge Portfolio”), for a total equity investment of approximately $72.4 million consisting of approximately $61.9 million of cash and the commitment to issue 700,000 operating partnership units with a stated value of $10.5 million to Cambridge Holdings, Inc. (“Cambridge”), subject to the properties achieving certain performance hurdles. Cambridge retained ownership of the remaining 15% interest in each of the limited partnerships.

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

On April 14, 2011 (effective as of April 15, 2011), Care and several of its subsidiaries and affiliated parties entered into an Omnibus Agreement (the “Omnibus Agreement”) with Cambridge and several of its affiliates that provided for a settlement of the litigation and converted our investment in the Cambridge Portfolio from an 85% equity interest to a preferred investment of $40 million with a preferred return of 14%, among other matters.

On October 19, 2011, we entered into an agreement with Cambridge to amend the Omnibus Agreement pursuant to which Cambridge was granted the ability to purchase our preferred interest in the Cambridge Portfolio during a specified time period for a specified amount. On November 30, 2011, we sold our preferred interest in the Cambridge Portfolio to Cambridge for approximately $42 million, of which approximately $40.8 million were treated as proceeds from sale of our investment and the balance of approximately $1.2 million as income from investments in partially-owned entities. In connection with such sale, the Omnibus Agreement was terminated by mutual consent of the parties.

Unconsolidated Joint Ventures

Senior Management Concepts Senior Living Portfolio

As of December 31, 2012, we maintained our investment in one independent and assisted living facility located in Utah and operated by Senior Management Concepts, LLC (“SMC”), a privately held owner-operator of senior housing facilities. We initially acquired a preferred and common equity interest in four SMC properties in December of 2007. We paid approximately $6.8 million in exchange for 100% of the preferred equity interest and 10% of the common equity interest in the properties. Our agreement with SMC provides for payment to us of a preferred return of 15.0% on our investment. In addition, we receive a common equity return payable for up to ten years equal to 10.0% of scheduled free cash flow after payment of debt service and the preferred return, as such amounts were determined prior to closing, as well as 10% of the net proceeds from a sale of one or more of the properties. Subject to certain conditions being met, our preferred equity interest in the properties is subject to redemption at par beginning on January 1, 2010. If our preferred equity interest is redeemed, we have the right to put our common equity interests to SMC within 30 days after notice at fair market value as determined by a third-party appraiser. In addition, we have an option to put our preferred equity interest to SMC at par any time beginning on January 1, 2016, along with our common equity interest at fair market value as determined by a third-party appraiser.

In May of 2011, with our prior consent, three of the four SMC properties were sold. We received approximately $6.6 million of gross proceeds consisting of approximately $5.2 million that represented a return of our preferred equity investment related to the three sold properties, approximately $0.9 million representing our 10% common equity interest in the sold properties and approximately $0.4 million which satisfied all outstanding delinquent preferred return and default interest payments. In conjunction with the sale of the three properties, we returned a security deposit of approximately $0.4 million that was held by us as payment collateral for those facilities. We received approximately $12,000 in excess of the then-cost basis of our investment. The remaining facility contains 120 units of which, following renovations that converted certain independent living units into assisted living units, 93 are assisted living and 27 are independent living. The property is subject to a lease that expires in 2022.

Investment in Loans

At December 31, 2012 and 2011, we own a loan investment with a net carrying value of approximately $5.5 million and $5.8 million, respectively. The loan investment is part of a syndicated loan in which we have an approximately one-third interest. We account for our investment in loan(s) in accordance with Accounting Standards Codification (“ASC”) Topic 948 Financial Services — Mortgage Banking (“ASC 948”). Under ASC 948, loans expected to be held for the foreseeable future or to maturity should be held at amortized cost, and all other loans should be held at lower of cost or market (“LOCOM”), measured on an individual basis. In accordance with ASC 820 Fair Value Measurements and Disclosures (“ASC 820”), the Company includes nonperformance risk in calculating fair value adjustments. As specified in ASC 820, the framework for measuring fair value is based on observable inputs of market data. Beginning August 13, 2010, our intent is to hold our loan investment to maturity and as such it is carried on the December 31, 2012 and 2011 balance sheets at its cost basis, net of principal payments received and an impairment recorded in the fourth quarter of 2010 for unrealized losses of approximately $0.4 million.

Our loan investment is secured by skilled nursing facilities, as well as collateral relating to assisted living facilities and a multifamily property. The ten properties securing the loan are all located in Louisiana. Originally scheduled to mature on February 1, 2011, the loan was extended several times during 2011 and eventually restructured in November 2011. Pursuant to the restructuring, the revised loan has a five-year term with a maturity date of November 1, 2016, a 25-year amortization schedule and a limited cash flow sweep. The interest rate on the loan was increased from London Interbank Offered Rate (“Libor”) plus 4.00% to Libor plus 6.00% in year one through year three, Libor plus 8.00% in year four and Libor plus 10.00% in year five. As part of the restructuring, a new independent operator was brought in to manage the properties. At the time of the restructuring, our portion of the loan had a notional balance of approximately $10.1 million. In conjunction with the restructuring, we received a revised note with a face amount of approximately $10.5 million. As part of the analysis at the time of the restructuring of the loan, we determined that expected future gross receipts, exclusive of interest payments, from this investment were approximately equal to our carrying value of approximately $5.8 million. Accordingly, all principal amortization payments, including prepayments received from the limited cash flow sweep, are applied to the carrying value of our asset. No gain or loss was recognized as a result of the restructuring. One month Libor was 0.21% and 0.30% at December 31, 2012 and 2011, respectively.

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

Our Current Management Structure

On November 16, 2010, we adopted a hybrid management structure with senior management becoming employees of the Company and the Company entering into the Services Agreement, as amended in November 2011, with TREIT. Pursuant to the Services Agreement, TREIT receives a base management fee of 0.50% per annum of our Net Equity, as defined in the Services Agreement, payable monthly and a quarterly incentive fee of the lesser of (i) 15% of the Company’s AFFO Plus Gain (loss) on Sale, as defined in the Services Agreement, for such fiscal quarter and (ii) amount by which the Company’s AFFO Plus Gain (Loss) on Sale for such fiscal quarter exceeds the product of (a) Adjusted Equity for said quarter and (b) the Hurdle Rate, each as defined in the Services Agreement. The initial term of the Services Agreement expires on December 31, 2013 and will renew automatically each year thereafter for an additional one-year period unless the Company or TREIT elects not to renew. In this structure, day-to-day strategic, operational and management decisions are made internally by our management team with assistance from TREIT and under the oversight of our Executive Committee and our Board of Directors.

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

•

Assisted Living Facilities (“ALFs”) are licensed care facilities that provide personal care services, support and housing for those who need help with activities of daily living yet require only limited medical care. Programs and services provided by ALFs may include, among others, transportation, social activities, exercise and fitness programs, beauty or barber shop access, hobby and craft activities, community excursions, and meals in a dining room setting. Such facilities are often in apartment-style buildings with private residences ranging from single rooms to large apartments. Certain ALFs may offer higher levels of personal assistance for residents with Alzheimer’s disease or other forms of dementia. Levels of personal assistance are based in part on local regulations. Our Bickford, SMC and Greenfield portfolios, as well as the portfolio underlying our remaining mortgage loan investment, contain assisted living units. The Bickford and Greenfield investments also contain memory care units.

•

Continuing Care Retirement Communities (“CCRCs”) are facilities that provide housing and healthcare-related services under long-term contracts. This alternative is appealing to residents as it eliminates the need for relocating as health and medical needs increase over time, thus allowing residents to “age in place.” Some CCRCs require a substantial entry fee or buy-in fee, and most also charge monthly maintenance fees in exchange for a living unit, meals and some healthcare services. CCRCs typically require the individual to be in relatively good health and independent upon entry. As of December 31, 2012, we did not have any CCRCs in our portfolio.

Medical Office Buildings

Medical office buildings (“MOBs”) typically contain physicians’ offices and examination rooms and may also include pharmacies, hospital ancillary service space and outpatient service facilities such as diagnostic centers, rehabilitation clinics and day-surgery operating rooms. While MOBs are similar to commercial office buildings, they generally require incremental plumbing, electrical and mechanical systems to accommodate multiple exam rooms that may require sinks in every room, brighter lights and other special equipment such as for dispensing medical gases and taking x-rays. Such properties may be master-leased to a single operator/manager or directly leased to individual tenants. On November 30, 2011, we sold our preferred interest in a portfolio of nine medical office buildings (the “Cambridge Portfolio”) owned and operated by affiliates of Cambridge Holdings, Inc. (“Cambridge”). As of December 31, 2012, we did not own any medical office buildings in our portfolio.

Skilled Nursing Facilities

Skilled Nursing Facilities (“SNFs”) offer restorative, rehabilitative and custodial nursing care for people not requiring the more extensive and sophisticated treatment available at hospitals. Ancillary revenues and revenue from sub-acute care services are derived from providing services to residents beyond room and board and include occupational therapy, physical therapy, speech therapy, respiratory therapy and intravenous therapy, wound care, oncology treatment, brain injury care, and orthopedic therapy; as well as sales of pharmaceuticals and pharmaceutical related products. Certain skilled nursing facilities may provide some of the foregoing services on an outpatient basis. Skilled nursing services provided by tenants in these facilities are primarily paid for by private sources or through the Medicare and Medicaid programs. As of December 31, 2012, our interest in SNFs is limited to our remaining loan asset, which is partially secured by such collateral.

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

Healthcare and Other Regulation

Overview

The tenants and operators of healthcare properties are typically subject to extensive federal, state and local laws and regulations including, but not limited to, laws and regulations related to licensure, conduct of operations, ownership of facilities, addition or expansion of facilities, services, prices for services, billing for services, and the confidentiality and security of health-related information. The Patient Protection and Affordable Care Act, as amended by the HealthCare and Education Reconciliation Act (collectively, the “Affordable Care Act”) along with other applicable federal, state or local laws and regulations, new interpretations of existing laws and regulations or changes in enforcement priorities could have a material adverse effect on certain of our tenants’ and operators’ liquidity, financial condition and results of operations. This, in turn, could adversely impact their ability to satisfy their contractual obligations. These regulations are wide-ranging and complex, and may vary or overlap from jurisdiction to jurisdiction. Compliance with such regulatory requirements, as interpreted and amended from time to time, can increase operating costs and thereby adversely affect the financial viability of our tenants’ and operators’ business. These laws authorize periodic inspections, audits and investigations, which could result in the identification of deficiencies that could lead to sanctions including suspension or loss of licensure to operate and suspension or exclusion from the Medicare and Medicaid programs. Regulatory agencies have substantial powers to affect the actions of tenants and operators of our properties if the agencies believe that there is an imminent threat to patient welfare, and in some states these powers can include assumption of interim control over facilities through receiverships.

Medicare is a federal program that provides certain hospital, nursing home and medical insurance benefits to persons over the age of 65, certain persons with disabilities, persons with end-stage renal disease and persons with Lou Gehrig’s Disease. Medicare, however, has a limited skilled nursing benefit, which pays for 100 days of nursing home care per benefit period, or episode of illness, upon release from an inpatient hospital stay. Medicaid is a medical assistance program jointly funded by federal and state governments and administered by each state pursuant to which benefits are available to certain indigent patients. The majority of governmental funding for nursing home care comes from the Medicaid program to the extent that patients have spent their assets down to a predetermined level. Medicaid reimbursement rates, however, typically are less than the amounts charged by the tenants of our properties. The states have been afforded latitude in setting payment rates for nursing home providers. Furthermore, federal legislation limits a skilled nursing facility operator’s ability to withdraw from the Medicaid program by restricting the eviction or transfer of Medicaid residents. In recent years, many states have announced actual or potential budget shortfalls, a situation that may continue due to the economic downturn. As a result of such actual or anticipated budget shortfalls, many states have implemented, are implementing or may consider implementing “freezes” or cuts in Medicaid reimbursement rates paid to providers, including skilled nursing providers. Changes to Medicaid eligibility criteria are also possible, thereby reducing the number of beneficiaries eligible to have their medical care reimbursed by government sources. The Affordable Care Act requires states to at least maintain Medicaid eligibility standards established prior to the enactment of the law for adults until January 1, 2014 and for children until October 1, 2019. However, states with budget deficits may seek a waiver from this requirement to address eligibility standards that apply to adults making more than 133% of the federal poverty level. Any decrease in reimbursement rates or loss of coverage by beneficiaries could have a significant effect on a tenant’s or an operator’s financial condition, and as a result, could adversely impact us.

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

Different properties within our portfolio may be more or less likely to be subject to certain types of regulation, some of which are specific to the type of facility (e.g., the regulation of continuing care retirement communities by state Departments of Insurance). Notwithstanding the foregoing, all healthcare facilities are potentially subject to the full range of regulation and enforcement as more fully described below. We expect that the healthcare industry will continue to face increased regulation and pressure in the areas of fraud, waste and abuse, cost control, healthcare management and provision of services. Further, as provided for in the Affordable Care Act, we expect to see continuing cost control initiatives and reform efforts. Each of these factors can lead to reduced or slowed growth in reimbursement for certain services provided by our tenants and operators, as well as reduced demand for certain of the services that they provide. In addition, we believe healthcare services are increasingly being provided on an outpatient basis or in the home. Accordingly, hospitals and other healthcare providers are increasingly providing an increased percentage of their services to uninsured patients. Many of the material provisions of the Affordable Care Act, including those mandating insurance coverage, will not be fully implemented until 2014. Numerous lawsuits have challenged the constitutionality of the Affordable Care Act. On June 28, 2012 the U.S. Supreme Court upheld the constitutionality of the individual mandate provisions of the Affordable Care Act but struck down the law’s provisions that would have allowed the Department of Health and Human Services (“HHS”) to penalize states that do not implement the Medicaid expansion provisions with the loss of existing federal Medicaid funding. It is difficult to predict the full impact of the Affordable Care Act due to the law’s complexity, lack of implementing regulations or interpretive guidance, gradual and potentially delayed implementation, remaining court challenges and possible amendment or repeal, as well as our inability to foresee how individuals and businesses will respond to the choices afforded them under the law. Therefore, at this time, it is not possible to project the impact that such legislation will eventually have on reducing the number of uninsured patients or what, if any, impact it will have on the period prior to 2014.

The Healthcare Industry

Healthcare reform has been a prominent part of the political landscape in recent years. In March 2010, President Barack Obama signed into law the Affordable Care Act. As enacted, the Affordable Care Act changes how healthcare services are covered, delivered and reimbursed through, among other things, expanded coverage of uninsured individuals and reduced growth in Medicare program spending. In addition, the new law reforms certain aspects of health insurance and contains provisions intended to strengthen fraud and abuse enforcement. Because of the many variables involved, including the law’s complexity, the lack of implementing regulations or interpretive guidance and gradual and potentially delayed implementation, the impact of the Affordable Care Act, including how individuals and businesses will respond to the new choices and obligations under the new law is not yet fully known.

The Centers for Medicare and Medicaid Services (“CMS”) has released projections for national healthcare expenditures for the years 2010 to 2020. According to CMS, national healthcare expenditures for 2011 were estimated to have reached $2.7 trillion. CMS projects that total U.S. healthcare expenditures are expected to increase by 4.2% in 2012 and 3.7% in 2013. In 2014, U.S. healthcare expenditures are projected to rise 7.4% as the major coverage expansions from the Affordable Care Act are expected to result in 22 million fewer uninsured people (as compared to estimates that exclude the Affordable Care Act’s impacts). National healthcare expenditures over the period from 2015 through 2021 are projected to increase at an average annual rate of 6.2. As a result of this growth, total U.S. healthcare expenditures are estimated to be $4.7 trillion, or 19.6% of the total U.S. gross domestic product (“GDP”) by 2021.

Senior citizens continue to be the largest consumers of healthcare services in the U.S. According to a CMS estimate, on a per capita basis, the 75-year and older segment of the population spends 76% more on healthcare than the 65 to 74-year-old segment and over 200% more than the population average. According to the U.S. Census Bureau, the 65-year and older segment of the population is projected to increase from 40.3 million or 13% of the U.S. population to 71.5 million or 19.7% of the U.S. population by 2030. The number and percentage of the U.S. population age 65 or older continue to increase as the “baby boomer” generation begins to reach age 65 and due to advances in medicine and technology that have increased the average life expectancy of the population.

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

•	The Civil Monetary Penalties Law, which authorizes HHS to impose civil penalties administratively for fraudulent acts; and

•

The Health Insurance Portability and Accountability Act of 1996 ( “HIPAA”), the Health Information Technology for Economic and Clinical Health Act of 2009, and implementing regulations, which among other things, protect the privacy and security of individually identifiable health information by limiting its use and disclosure and require providers to report breaches of such information to affected individuals, HHS, and in some cases, the media.

Sanctions for violating these federal laws consist of criminal and civil penalties, including punitive sanctions, damage assessments, monetary penalties, imprisonment, denial of Medicare and Medicaid payments, and/or exclusion from the Medicare and Medicaid programs. These laws also impose an affirmative duty on operators to ensure that they do not employ or contract with persons excluded from the Medicare and other government programs.

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

As federal and state budget pressures continue, administrative agencies may also continue to escalate investigation and enforcement efforts to eliminate waste and to control fraud and abuse in governmental healthcare programs. A violation of any of these federal or state fraud and abuse laws or regulations could have a material adverse effect on our tenants’ and operators’ liquidity, financial condition and results of operations, which could adversely affect their ability to make rental payments under, or otherwise comply with the terms of, their leases with us.

Healthcare Reform; Patient Protection and Affordable Care Act

Healthcare is the largest industry in the U.S. based on GDP and continues to attract legislative interest and public attention. In March 2010, President Barack Obama signed into law the Affordable Care Act, which represents the most expansive healthcare legislation enacted in decades. The stated objective of the Affordable Care Act is to ensure that all Americans have access to quality, affordable healthcare and create the transformation within the U.S. healthcare system necessary to contain costs.

The Affordable Care Act is being implemented gradually. Certain provisions, such as those pertaining to pre-existing conditions for children and extending coverage for dependent children until age 26, became effective in 2010. Other provisions, such as mandatory insurance coverage for all individuals, are scheduled to take effect in 2014. The Congressional Budget Office (“CBO”) initially estimated the total cost of the bill to be $940 billion over ten years, but projected that passage of the bill would reduce the federal deficit by approximately $143 billion over the same ten year period. Based on CBO estimates made after the U.S. Supreme Court ruling, by 2021, the Affordable Care Act is projected to expand insurance coverage to 30 million Americans. Such insurance will be made available through state-based exchanges with subsidies available to low income individuals and families. In addition, separate healthcare exchanges will be created to enable small businesses to purchase coverage for their employees. Beginning in 2014, employers with more than 200 employees must automatically enroll new full-time employees in coverage. Employers with more than 50 employees who fail to acquire health insurance for their employees would be subject to an annual fine with respect to any worker who receives federal subsidies to purchase health insurance. Further, in 2014, individuals, with limited exceptions, will be required to purchase health insurance or pay an annual fine. The cost of providing the subsidized and incremental health insurance provided for in the Affordable Care Act will be paid for by a combination of tax increases and new taxes, including an excise tax on high cost health plans.

Numerous lawsuits have challenged the constitutionality of the Affordable Care Act. On June 28, 2012 the U.S. Supreme Court upheld the constitutionality of the individual mandate provisions of the Affordable Care Act but struck down the provisions that would have allowed the Department of Health and Human Services (“HHS”) to penalize states that do not implement the Medicaid expansion provisions with the loss of existing federal Medicaid funding. States that choose not to implement the Medicaid expansion will forego funding established by the Affordable Care Act to cover most of the expansion costs. It is unclear how many states will decline to implement the Medicaid expansion. A number of United States governors have stated that they will oppose their state’s participation in the expanded Medicaid program. However, these statements are not legally binding and may be subject to change.

At this time, it is difficult to determine the long term implications of the passage of the Affordable Care Act due to the law’s complexity, lack of implementing regulations or interpretive guidance, gradual and potentially delayed implementation, remaining court challenges and possible amendment or repeal, as well as our inability to foresee how individuals and businesses will respond to the choices afforded them under the law. In its current form, the law will greatly expand the number of insured Americans, thereby increasing their ability to pay for certain healthcare services. The combination of an aging population base and the increasing percentage of Americans who are insured could increase overall demand for healthcare services, thereby enhancing the profitability of our tenants and operators. A basic premise of the law is that expanding insurance coverage will result in greater efficiencies, thereby reducing healthcare expenditures as a percentage of U.S. GDP. These expenditure reductions may reduce operating margins for both our tenants and operators and create overall pressure on their profitability.

Prior Healthcare Legislation and Regulations

The passage of the Affordable Care Act was the culmination of years of effort by the U.S. federal government to provide a basic level of healthcare insurance for all Americans and to better control the total amount and rate of growth of federal expenditures on healthcare. In 1997, the federal government enacted the Balanced Budget Act (“BBA”) which contained extensive changes to the Medicare and Medicaid programs, including substantial Medicare reimbursement reductions for healthcare operations. For certain healthcare providers, including hospitals and skilled nursing facilities, implementation of the BBA resulted in more drastic reimbursement reductions than had been anticipated. In addition to its impact on Medicare, the BBA also afforded states more flexibility in administering their Medicaid plans, including the ability to shift most Medicaid enrollees into managed care plans without first obtaining a federal waiver.

The following key legislative and regulatory changes were made to the BBA to provide some relief from the drastic reductions in Medicare and Medicaid reimbursement resulting from implementation of the BBA:

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

The BBRA was enacted by the U.S. federal government in response to widespread healthcare industry concern about the reductions in payments under the BBA. The BBRA increased the per diem reimbursement rates for certain high acuity patients by 20% from April 1, 2000 until case mix refinements were implemented by CMS, as explained in more detail below. The BBRA also imposed a two-year moratorium on the annual cap mandated by the BBA on physical, occupational and speech therapy services provided to a patient by outpatient rehabilitation therapy providers, including Part B covered therapy services in nursing facilities. Relief from the BBA therapy caps has been subsequently extended multiple times by Congress, with the most recent extension, which contains certain modifications to therapy cap policies, set to expire on December 31, 2012.

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

Healthcare and Related Legislation and Regulations Subsequent to the Affordable Care Act

On August 2, 2012, CMS issued its final rule updating the SNF PPS for the 2012 federal fiscal year (October 1, 2012 through September 30, 2013). Under the final rule, the update to the SNF PPS standard federal payment rate includes a 1.8% increase in SNF PPS payments compared to federal fiscal year 2012. This 1.8% increase includes a 2.5% market basket increase, and a negative 0.7% multi-factor productivity adjustment mandated by the Affordable Care Act.

In recent years legislative and regulatory changes have limited, and in some cases reduced, the levels of payments that our tenants and operators receive for various services under the Medicare, Medicaid and other federal healthcare programs. In some cases, commercial third-party payors and other payors, such as some state Medicaid programs, base their payment rates on Medicare policy, and therefore, adjustments that negatively impact Medicare payments may also negatively impact payments from Medicaid programs and other payors. The Budget Control Act of 2011 (the “BCA”) requires automatic spending reductions of $1.2 trillion for federal fiscal years 2013 through 2021, minus any deficit reductions enacted by Congress and debt service costs. However, the Medicaid program is not included in the reductions, and the percentage reduction for Medicare may not be more than 2% for a fiscal year, with a uniform percentage reduction across all Medicare programs. The BCA-mandated spending reductions were delayed by the enactment of the American Taxpayer Relief Act of 2012, but are being implemented effective April 1, 2013 for the Medicare program and effective March 1, 2013 for other impacted programs, including TRICARE, the federal healthcare program for members of the armed forces and their dependents. We are unable to predict what impact these reductions could have on our tenants and operators and, as a result, our company. We are unable to predict what spending reductions, reforms or other changes to government healthcare programs may be adopted as a result of ongoing deficit reduction negotiations between the President and Congress and what impact these changes could have on our tenants and operators and, as a result, our company.

The ongoing debate surrounding the Affordable Care Act and the federal deficit substantiates our belief that healthcare legislation, at both the federal and state levels, is, and will continue to be, an ongoing and dynamic process. Accordingly, we cannot project with certainty what impact future changes in healthcare legislation will have on our business and profitability. For example, pricing adjustments to items such as the SNF PPS, therapy services or Medicare reimbursement for SNFs may have a material adverse impact on our tenants or operators, which in turn could have a materially adverse effect on us. The Affordable Care Act places significant emphasis on the continued viability of the Medicare and Medicaid systems and their ability to provide cost efficient medical care. It also provides methodologies for improving the general healthcare delivery system in this country. It is not possible to determine with certainty the impact that continued government scrutiny will have on the economics of delivering healthcare services in the U.S. We cannot, therefore, assure you that future healthcare legislation or changes in the administration or implementation of governmental healthcare reimbursement programs will not have a material adverse effect on our tenants’ and operators’ liquidity, financial condition or results of operations, which could adversely affect their ability to make payments to us and which, in turn, could have a material adverse effect on us.

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

The Americans with Disabilities Act (the “ADA”)

Our current properties and those we might acquire must comply with the ADA to the extent that such properties are “public accommodations” as defined in that statute. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. To date, we have not received any notices of substantial noncompliance with the ADA requirements. Accordingly, we have not incurred substantial capital expenditures to address ADA concerns. In some instances, our tenants and operators may be responsible for any additional amounts that may be required to make facilities ADA-compliant. Noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants. The obligation to make readily accessible accommodations is an ongoing one, and we continue to assess our properties and make alterations as appropriate in this respect.

Environmental Matters

A wide variety of complex federal, state and local environmental and occupational health and safety laws, regulations and ordinances (collectively “Environmental Laws”) affect healthcare facility operations. Many Environmental Laws involve strict liability and may directly impact the Company. Under various Environmental Laws, a current or former owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances, asbestos-containing materials, wastes, or petroleum at, under, from, in or disposed of in connection with such property or Company operations, as well as other potential costs relating to hazardous or toxic substances (including government fines and damages for injuries to persons, adjacent property, and/or natural resources). This liability may be incurred even if the owner or operator did not cause or contribute to the presence of such substances. The cost of any required remediation, removal, fines or personal or property damages and the owner’s liability therefore could exceed or impair the value of the property, and/or the assets of the owner or secured lender. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect the owner’s ability to sell or rent such property or to borrow using such property as collateral which, in turn, could reduce revenues.

Under various Environmental Laws, an owner or operator of a facility may be required to obtain permits or approvals from government entities, and/or make filings, provide reports or notices, or register certain activities with government entities. These requirements are typically related to the discharge, emission or release of pollutants or hazardous substances to air, land or water or to the handling or storage of chemicals, petroleum, asbestos or other substances. Failure to comply with such requirements, or applicable provisions in various environmental permits, could result in enforcement that includes government fines and damages for injuries to persons, adjacent property, and/or natural resources

Environmental laws require that asbestos-containing materials be properly managed and maintained and may impose fines and penalties on building owners and operators for failure to comply with these requirements. In addition, real property may contain, or may have contained, or may be adjacent to or near other properties that have contained or currently contain storage tanks for the storage of petroleum products or other hazardous or toxic substances, including elevated radon levels. These operations create a potential for the release of petroleum products or other hazardous or toxic substances. Third parties may be permitted by law to seek recovery from owners or operators for property damage and/or personal injury associated with exposure to contaminants, including, but not limited to, petroleum products, hazardous or toxic substances and asbestos fibers. Also, real property may include regulated wetlands that can delay or impede development or require costs to be incurred to mitigate the impact of any disturbance. Without appropriate permits for working on, in or around wetlands, any person responsible for such work can be held responsible for restoring wetlands and be required to pay fines and penalties.

Real property may contain, or may have contained, microbial matter such as mold and mildew. The presence of microbial matter could adversely affect the Company’s operations. In addition, if real property is not properly connected to a water or sewer system, or if the integrity of such systems are breached, or if water intrusion into buildings otherwise occurs, microbial matter or other contamination can develop. When moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. If mold was to develop in a facility, the Company could incur significant remedial costs and may also be subject to material private damage claims and awards. Concern about indoor exposure to mold has been increasing, as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. If the Company become subject to claims in this regard, it could adversely affect future insurability for such matters.

Independent environmental consultants conduct Phase I environmental site assessments on all of our property acquisitions prior to purchase. Phase I environmental site assessments are intended to evaluate information regarding the environmental condition of, and contamination at, the subject property and surrounding properties based generally on visual observations, interviews and certain publicly available databases and to provide available statutory defenses to liability under Environmental Laws. Phase I environmental site assessments do not typically take into account all environmental issues at a property such as the possible presence of asbestos, lead-based paint, radon, wetlands or mold or compliance with Environmental Laws. The results of these assessments are addressed prior to purchase and could result in either a cancellation of the purchase, the requirement of the seller to remediate issues, or additional costs on our part to remediate or rectify any the issues.

None of our previous Phase I environmental site assessments revealed any past or present environmental liability that we believe would be material. However, the Phase I environmental site assessments may have failed to reveal all environmental conditions, liabilities or compliance concerns. Material environmental conditions, liabilities or compliance concerns may have arisen after the assessments were conducted or may arise in the future, and future laws, ordinances or regulations may impose material additional environmental liability. The costs of future environmental compliance or remedial measures may affect our ability to make distributions or otherwise be material to us.

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

Employees

In conjunction with Tiptree becoming our majority stockholder, a hybrid management structure was put into place with senior management becoming employees of the Company and the Company entering into a services agreement with TREIT, of which Tiptree is the ultimate parent. Accordingly, we currently have four employees who are based in our corporate headquarters located at 780 Third Avenue in New York, NY 10017.

REIT Status

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code. To maintain our qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our REIT taxable income to stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to Federal income tax on our taxable income at regular corporate rates and we will not be permitted to qualify for treatment as a REIT for Federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distributions to stockholders. We believe that we will continue to operate in such a manner as to qualify for treatment as a REIT for Federal income tax purposes. We may, however, be subject to certain Federal, state and local taxes even if we qualify as a REIT.

As a result of the Contribution Transactions, we expect that the Combined Company will not qualify to be taxed as a REIT for Federal income tax purposes effective January 1, 2013 due to the nature of the assets and the businesses currently conducted by Tiptree. If the Combined Company is not taxed as a REIT, the Combined Company will not be subject to the 90% distribution requirement and the Board may then determine to distribute less of its taxable income than it would if the Combined Company were taxed as a REIT.

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

Corporate Headquarters

Our corporate office is located at 780 Third Avenue in New York, NY 10017. We entered into a lease for this space in August 2010 and commenced operations there in January 2011. The lease on our corporate office expires March 2019. Correspondence should be addressed to Care Investment Trust Inc., 780 Third Avenue — 21st Floor, New York, NY 10017. We can be contacted at (212) 446-1410 or through our website at http://www.carereit.com.

Properties

The following tables set forth certain information regarding the properties that comprise our wholly-owned real estate investments and real estate investments owned through joint ventures at December 31, 2012. For further discussions regarding these properties owned by us and owned through unconsolidated joint ventures see “Business-Real Estate Equity Investments.”

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

ITEM 4.	Mine Safety Disclosures

Not applicable.

Part II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock was delisted from the New York Stock Exchange (“NYSE”) in January 2011 as a result of the Company’s tender offer for its shares in August 2010, which caused the Company to have fewer than 600,000 shares of common stock publicly held.

Our common stock is currently quoted on the OTCQX market under the ticker symbol “CVTR”.

Holders

As of March 15, 2013, there were 13 stockholders of record and approximately 410 beneficial owners.

Dividends and our Distribution Policy

The following table sets forth the high and low closing sales prices per share of our common stock and the distributions declared and paid per share on our common stock for the periods indicated. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

			Dividends	Dividends
2012	High Price	Low Price	Declared per Common Share	Paid per Common Share
First Quarter	$7.10	$6.09	$0.135	$0.135
Second Quarter	$7.25	$6.60	$0.135	$0.135
Third Quarter	$7.49	$5.38	$0.135	$0.135
Fourth Quarter	$7.50	$6.60	$0.135	$0.135	(1)

2011
First Quarter	$5.50	$4.75	$—	$—
Second Quarter	$7.25	$5.15	$0.135	$0.135
Third Quarter	$7.10	$6.66	$0.135	$0.135
Fourth Quarter	$6.75	$4.15	$0.135	$0.135

(1)	Dividend anticipated to be paid on April 18, 2013.

On March 15, 2013, the closing sales price of our common stock was $6.90 per share. Future distributions will be declared and paid at the discretion of the board of directors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Dividends” for additional information regarding our dividends.

Due to the change in control of the Company that occurred in August 2010 and the related transition that ensued, we did not declare a quarterly distribution during the first quarter of 2011. The Company commenced declaring quarterly distributions for the remainder of 2011 and 2012, beginning with the distribution declared in the second quarter of 2011 pertaining to our operating results for the first quarter of 2011. As a REIT, the Company is required to distribute at least 90% of its taxable income (subject to certain adjustments) to its stockholders each year in order to maintain its status as a REIT.

As a result of the Contribution Transactions, we expect that the Combined Company will not qualify to be taxed as a REIT for Federal income tax purposes effective January 1, 2013 due to the nature of the assets and the businesses currently conducted by Tiptree. If the Combined Company is not taxed as a REIT, the Combined Company will not be subject to the 90% distribution requirement and the Board may then determine to distribute less of its taxable income than it would if the Combined Company were taxed as a REIT.

Equity Compensation Plans

Please refer to Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters —Equity Compensation Plan Information” of this Annual Report on Form 10-K for information regarding our equity compensation plans pursuant to which shares of our common stock or other equity securities may be granted from time to time.

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

Overview

Care Investment Trust Inc. (all references to “Care,” “the Company,” “we,” “us,” and “our” means Care Investment Trust Inc. and its subsidiaries) is an equity REIT that invests in healthcare facilities including assisted-living, independent-living, memory care, skilled nursing and other healthcare-related real estate assets in the United States of America (the “U.S.”). The Company was incorporated in Maryland in March 2007 and completed its initial public offering on June 22, 2007.

As of December 31, 2012, we maintain a geographically-diversified investment portfolio consisting of approximately $2.5 million (2%) in an unconsolidated joint venture that owns real estate, approximately $125.1 million (94%) in wholly-owned real estate and approximately $5.5 million (4%) in a loan investment. As of December 31, 2012, Care’s portfolio of assets consists of wholly-owned real estate of senior housing facilities, including assisted living, independent living and memory care facilities, as well as a joint-venture that owns an assisted / independent living facility and a loan investment secured by skilled nursing facilities, as well as collateral relating to assisted living facilities and a multifamily property. Our wholly-owned senior housing facilities are leased, under triple-net leases, which require the tenants to pay all property-related expenses.

As a REIT, we are generally not subject to income taxes. To maintain our REIT status, we are required to distribute on an annual basis dividends equal to at least 90% of our REIT taxable income, as defined by the Code, to our stockholders, among other requirements. If we fail to qualify as a REIT in any taxable year, we would be subject to Federal income tax on our taxable income at regular corporate tax rates.

Transactions in 2012 and 2011

In May 2011, with our prior consent, Senior Management Concepts, LLC (“SMC”) sold three of the four properties in our SMC portfolio. We received approximately $6.6 million of gross proceeds consisting of approximately $5.2 million representing a return of our preferred equity investment in the three sold properties, approximately $0.9 million representing our 10% common equity interest in the three sold properties and approximately $0.4 million that satisfied all outstanding delinquent preferred return and default interest payments owed us. In conjunction with the sale of the three properties, we returned a security deposit of approximately $0.4 million that was held by us as payment collateral for those facilities. We received approximately $12,000 in excess of the then-current cost basis of our investment.

In September 2011, the Company acquired three assisted living and memory care facilities located in Virginia from affiliates of Greenfield Senior Living, Inc. (“Greenfield”). The aggregate purchase price for the three properties was $20.8 million, of which approximately $15.5 million was funded with the proceeds of a first mortgage bridge loan (the “Bridge Loan”) with KeyBank N. A. (“KeyBank”), and the balance with cash on hand. Concurrent with the acquisition, the properties were leased to three wholly-owned affiliates of Greenfield, which are responsible for operating each of the properties pursuant to a triple-net master lease (the “Greenfield Master Lease”). The initial term of the Greenfield Master Lease is 12 years with two renewal options of ten years each. Rent payments during the first year of the lease are approximately $1.7 million, with annual rental increases of 2.75% during the initial term of the lease. At the end of the initial term, Greenfield, subject to certain conditions, holds a one-time purchase option that provides the right to acquire all three of the properties at the then fair market value. Greenfield has guaranteed the obligations of the tenants under the Greenfield Master Lease.

In November 2011, Care consummated the sale of its preferred interest in a nine property medical office portfolio (the “Cambridge Portfolio”) for total cash consideration of approximately $42.0 million, which included approximately $1.2 million of income allocable to our preferred distribution of cash flow from operations. Pursuant to an amendment to the Omnibus Agreement entered into in October 2011, the Company granted to Cambridge Holdings LLC and its affiliates (“Cambridge”) the option to purchase all of Care’s interest in the medical office portfolio at any time up to December 9, 2011, for an amount equal to the sum of the Company’s $40.0 million preferred investment plus its accrued but unpaid preferred return of approximately $2.0 million. In connection with the sale, the remaining 200,000 operating partnership units and a warrant to purchase 300,000 shares of the Company’s common stock previously issued to Cambridge were canceled and the Omnibus Agreement was terminated by mutual consent of the parties.

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

On December 31, 2012, the Company entered into an agreement (the “Contribution Agreement”) with Tiptree, its majority stockholder, pursuant to which both parties would contribute substantially all of their respective assets and liabilities to a newly-formed limited liability company (the “Operating Subsidiary”) in order to form a financial services operating company that will hold and manage both companies’ assets and operate each company’s businesses. Pursuant to the Contribution Agreement, Care will contribute substantially all of its assets to the Operating Subsidiary in exchange for 10,289,192 common units in the Operating Subsidiary (representing an approximately 25% interest in Operating Subsidiary), and Tiptree will contribute substantially all of its assets to Operating Subsidiary in exchange for 31,007,471 common units in the Operating Subsidiary (representing an approximately 75% interest in Operating Subsidiary) and 31,007,471 shares of the Company’s newly classified Class B Common Stock. In connection with the Contribution Transactions, the Operating Subsidiary will assume all of the liabilities and obligations relating to the transferred assets. The proposed Contribution Transactions, which is subject to various closing conditions, including approval by our stockholders, is expected to close in the second quarter of 2013. See “Part I — Item I. Business — Current Event — Proposed Contribution Transactions” for further description of the proposed Contribution Transactions.

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

Accounting Standards Codification (“ASC”) Topic 810 Consolidation (“ASC 810”), requires a company to identify investments in other entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and to determine which business enterprise is the primary beneficiary of the VIE. A VIE is broadly defined as an entity where either the equity investors as a group, if any, do not have a controlling financial interest or the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. The Company consolidates investments in VIEs when it is determined that the Company is the primary beneficiary of the VIE at either the date the Company became involved with the variable interest entity or upon the occurrence of a reconsideration event. The Company has concluded that neither of its partially-owned entities (Cambridge Portfolio and SMC) are a VIE.

Investments in partially-owned entities where the Company exercises significant influence over operating and financial policies of the subsidiary, but does not control the subsidiary, are reported under the equity method of accounting. Generally under the equity method of accounting, the Company’s share of the investee’s earnings or loss is included in the Company’s operating results.

Investments in Loans

Investment in loans amounted to approximately $5.5 million and approximately $5.8 million at December 31, 2012 and 2011, respectively. ASC 948 Financial Services — Mortgage Banking (“ASC 948”), which codified the Financial Accounting Standards Board’s (“FASB”) Accounting for Certain Mortgage Banking provides that loans that are expected to be held for the foreseeable future or to maturity should be held at amortized cost, and all other loans should be held at lower of cost or market (“LOCOM”), measured on an individual basis. Our intent is to hold the remaining loan to maturity and as such it is carried on the December 31, 2012 and 2011 balance sheets at its amortized cost basis, net of principal payments received.

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

Our loan investment was restructured as of November 1, 2011 and now provides for an increasing floating rate of interest during the term of the loan based on a spread over the Libor set at inception of the restructured loan. Interest on our mortgage loan is recognized, on an effective interest method basis assuming that Libor remains constant in accordance with ASC Topic 310 Receivables (“ASC 310”). Receivables are evaluated for collectability if principal and interest for a loan becomes more than 90 days past due. The principal amortization portion of payments received is applied to the carrying value.

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

Interest income is generally recognized using the effective interest method or on a basis approximating a level rate of return over the term of the loan. Nonaccrual loans are those on which the accrual of interest has been suspended. Loans are placed on nonaccrual status and considered nonperforming when full payment of principal and interest is in doubt, or when principal or interest is 90 days or more past due or if cash collateral, if any, is insufficient to cover principal and interest. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed against interest income. In addition, the amortization of net deferred loan fees is suspended. Interest income on nonaccrual loans may be recognized only to the extent it is received in cash. However, where there is doubt regarding the ultimate collectability of loan principal, cash receipts on such nonaccrual loans are applied to reduce the carrying value of such loans. Nonaccrual loans may be returned to accrual status when repayment is reasonably assured and there has been demonstrated performance under the terms of the loan or, if applicable, the restructured terms of such loan. The Company did not have any loans on non-accrual status as of December 31, 2012 or 2011.

We rely on significant subjective judgments and assumptions derived by our management and our Advisor (i.e., discount rates, expected prepayments, market comparables, etc.) regarding the above items. There may be a material impact to these consolidated financial statements if such judgments or assumptions are subsequently determined to be incorrect.

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

We review the carrying value of our real estate assets and intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360, Impairment or Disposal of Long-Lived Assets, (“ASC 360”). If such reviews indicate that the asset is impaired, the asset’s carrying amount is written down to its fair value. An impairment loss is measured based on the excess of the carrying amount over the fair value. We determine fair value by using a discounted cash flow model and appropriate discount and capitalization rates. Estimates of future cash flows are based on a number of factors including the historical operating results, leases in place, known trends, and market/economic conditions that may affect the property. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. If our anticipated holding periods change or estimated cash flows decline based on market conditions or otherwise, an impairment loss may be recognized. Long-lived assets to be disposed of are recorded at the lower of carrying value or fair value less estimated costs to sell. There were no impairments of our wholly-owned real estate investments and intangibles for the years ended December 31, 2012 and 2011.

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

As a result of the Contribution Transactions, we expect that the Combined Company will not qualify to be taxed as a REIT for Federal income tax purposes effective January 1, 2013 due to the nature of the assets and the businesses currently conducted by Tiptree. If the Combined Company is not taxed as a REIT, the Combined Company will not be subject to the 90% distribution requirement and the Board may then determine to distribute less of its taxable income than it would if the Combined Company were taxed as a REIT.

Subject to certain limitations, net operating losses (“NOLs”) incurred by the Company can be carried forward for up to 20 years and utilized to reduce our taxable income in future years, thereby reducing the amount of taxable income that we are required to distribute to our stockholders in order to maintain our REIT status or, to the extent that we elect to distribute less than 90% of our REIT taxable income to our stockholders, reducing federal income tax on the portion of our taxable income which we elect not to distribute.

For our taxable years ending December 31, 2011 and 2010, we incurred NOLs of approximately $0.6 million and $19.3 million, respectively. Taking into account the NOL carry-forward from prior years, cumulative NOLs total approximately $25.6 million. In the event of an ownership change (as defined for income tax purposes), Section 382 of the Code imposes an annual limitation on the amount of a corporation’s NOLs attributable to the period prior to such ownership change that can be utilized. The Tiptree Transaction constituted a change of ownership for purposes of Section 382. Accordingly, our entire NOL of approximately $5.7 million from 2009 and approximately $11.8 million of our 2010 NOL, which was deemed to be incurred prior to the change of control resulting from the transaction that took place on August 13, 2010 when Tiptree acquired control of the Company (the “Tiptree Transaction”) are subject to the limitations of Section 382 and are considered “restricted” NOLs. In general, Section 382 limits the amount of restricted NOLs which can be utilized in any given year. The annual limitation on our restricted NOLs is approximately $3.3 million. The balance of our 2010 NOL of approximately $7.5 million and all of the 2011 NOL of approximately $0.6 million currently are “unrestricted”.

For 2012, we incurred a taxable loss and will not utilize any of our NOLs.

The Contribution Transaction may result in a change of ownership for purposes of Section 382, and therefore, our NOLs may become subject to new restrictions or additional restrictions in the future.

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

Results of Operations

Comparison of the years ended December 31, 2012 and 2011

Revenue

During the year ended December 31, 2012, we recognized approximately $13.8 million of rental revenue and approximately $1.5 million of reimbursable income on the Bickford and Greenfield Portfolios, as compared with approximately $12.4 million of rental revenue and approximately $1.3 million of reimbursable income related to the Bickford and Greenfield Portfolios, from the date of acquisition, for the comparable period in 2011. Our acquisition of the Greenfield Portfolio in September 2011 accounts for the increase in rental revenue and reimbursable income during the year ended 2012 as compared to the comparable period in 2011.

We earned interest income on our loan investment of approximately $0.7 million and $0.8 million for the year ended December 31, 2012 and 2011, respectively. The decrease of approximately $0.1 million in income is a result of our loan investment carrying a lower average outstanding principal loan balance during 2012, as compared with the comparable period during 2011, as a result of scheduled principal payments and prepayments received. The impact of the reduction in the outstanding principal balance is partially offset by the increase in the applicable interest rate for the year ended December 31, 2012 which resulted from a restructuring of the loan in November 2011. We recognized interest income for year ended December 31, 2012 at an effective interest rate based on Libor in effect at the inception of the restructured loan and using a weighted average spread of 7.20%. For the year ended December 31, 2011, the effective yield was 6.25%. The loan investment had an original maturity date of February 1, 2011, and was subsequently restructured in November 2011 into a five year term loan with a maturity date of November 1, 2016, a 25 year amortization schedule and a limited cash flow sweep. In addition, all outstanding litigation between the previous operator and the direct lenders (which did not include the Company) prior to the restructuring of the loan was resolved in connection with the restructuring of the loan. Subsequent to the restructuring, the interest rate on the loan was increased from Libor plus 4.00% to Libor plus 6.00% in years one through three, Libor plus 8.00% in year four and Libor plus 10.00% in year five. At the time of the restructuring, our portion of the loan had a notional balance of approximately $10.1 million. In conjunction with the restructuring, we received a revised note with a face value of approximately $10.5 million. As part of the analysis at the time of the restructuring of the loan, we determined that expected future gross receipts, exclusive of interest payments from this investment were approximately equal to our carrying value of approximately $5.8 million. Accordingly, all principal amortization payments received are applied to the carrying value of our asset. No gain or loss was recognized as a result of the restructuring.

Expenses

For the year ended December 31, 2012, we recorded base service fee and incentive fee expense under our Services Agreement of approximately $0.5 million (base) and none (incentive), respectively, as compared with approximately $0.4 million (base) and approximately $2.4 million (incentive), respectively, for the comparable period in 2011. The increase of approximately $0.1 million (base) and the decrease of approximately $2.4 million (incentive) during the year ended December 31, 2012 is primarily attributable to the sale of our interest in the Cambridge Portfolio that occurred in November 2011, thereby reducing the Company’s AFFO Plus Gain (Loss) on Sale (as defined in the Services Agreement) but increasing the Adjusted Equity (as defined in the Services Agreement) under which the base fee is calculated for 2012 as compared to 2011.

Marketing, general and administrative expense was approximately $4.8 million for the year ended December 31, 2012 as compared with approximately $3.6 million for the comparable period in 2011, an increase of approximately $1.1 million. The increase during the year ended December 31, 2012 is primarily attributable to an increase of approximately $1.6 million in professional fees primarily relating to an increase in transaction related expenses and approximately $0.1 million for stock-based compensation costs associated with restricted stock units granted in December 2011, partially offset by a decrease of approximately $0.5 million related to a reduction in employee compensation expense primarily related to a reduction in annual bonus accruals for 2012 as compared to 2011 as well as the departure of the Company’s Chief Financial Officer and Treasurer in June 2012, the reduction of certain federal, state and local taxes paid in 2012 as compared to 2011, net of refunds received, and a reduction in D&O insurance expense during the year ended December 31, 2012 as compared to the comparable period in 2011.

Reimbursed property expenses include real estate taxes and other reserves that we collect and disburse on behalf of our tenants in our owned properties. Reimbursable property expenses for the year ended December 31, 2012 were approximately $1.4 million as compared to approximately $1.3 million during the comparable period in 2011. The $0.1 million increase is primarily attributable to the additional properties acquired in the September 2011 Greenfield transaction. Reimbursable income collected from our Bickford and Greenfield portfolios offset such reimbursable expenses.

The base services fees, incentive fees, expense reimbursements, and the relationship between us and our Advisor, TREIT Management, LLC (“TREIT”), are discussed in more detail in Note 8 to the consolidated financial statements.

Depreciation and Amortization

Depreciation and amortization expenses amounted to approximately $4.0 million for the year ended December 31, 2012 as compared to approximately $3.6 million during 2011. The depreciation and amortization expense for the year ended December 31, 2011 related primarily to the Bickford and Greenfield Portfolios, from the date of acquisition in September 2011. For year ended December 31, 2012, depreciation and amortization expense included the Bickford Portfolio as well as the Greenfield Portfolio, both for the full period. Also included in depreciation and amortization were expenses related to the amortization of the in-place leases related to these properties as well as depreciation related to the fixtures, furniture and equipment located in the Company’s corporate headquarters.

Income or Loss from investments in partially-owned entities

For the year ended December 31, 2012 income from partially-owned entities amounted to approximately $0.3 million as compared with income of approximately $3.1 million for the year ended December 31, 2012, a change of approximately $2.8 million. For the years ended December 31, 2012 and 2011, we recognized our share of our equity income in the SMC investment of $0.3 million and $0.8 million, respectively. The decrease in income during the year ended December 31, 2012 as compared to 2011 is due to the sale of three of the four SMC properties in May 2011. We recognized our allocable non-cash operating loss from the Cambridge Portfolio of approximately $1.1 million representing 85% of the operating loss of Cambridge for the first quarter of 2011, which included approximately $2.6 million attributable to our share of the depreciation and amortization expenses associated with these properties. During the second, third and fourth quarters of 2011, per the terms of the restructured Cambridge investment (as outlined in the Omnibus Agreement dated April 15, 2011), we recognized income of approximately $3.4 million representing a preferential distribution of cash flow from operations. We sold our interest in the Cambridge Portfolio in November 2011. Included in our results for 2011 is an impairment of approximately $0.1 million recognized on our SMC investment during our second quarter in 2011 due to lower occupancy.

Unrealized gain or loss on derivative instruments

We recognized approximately a $0.3 million unrealized loss resulting from an increase in the fair value of our obligation to issue operating partnership units (“OP Units”) related to our equity investment in the Cambridge Portfolio for the fiscal year ended December 31, 2011. Pursuant to the terms of the Omnibus Agreement, the valuation and accounting for the OP Units were modified on April 15, 2011. Our obligation with respect to the OP Units associated with the Cambridge Portfolio was eliminated upon the sale of our interest in the Cambridge Portfolio in the fourth quarter of 2011.

Realized gain on derivative instruments

We realized a $0.1 million and $1.1 million gain on derivative instruments for the years ended December 31, 2012 and 2011, respectively. During the quarter ended March 31, 2012, we became party to the short sale of a $15.5 million 10-Year U.S. Treasury Note in anticipation of entering into a ten-year fixed rate mortgage secured by our Greenfield Portfolio. The short-position was closed in April 2012 and a net realized gain of approximately $0.1 million was recognized for our second fiscal quarter in 2012. During the quarter ended December 31, 2011, we entered into a transaction in which we sold short the $15 million notional balance of the 2.125% U.S. Treasury Notes due August 15, 2021 in anticipation of entering into a ten-year fixed rate mortgage secured by our Greenfield Senior Living Portfolio, the interest on which would be determined by a fixed spread over the 10-year U.S. Treasury Note. Due to volatility in the U.S. Treasury market, we elected to close this short position and realized a gain of approximately $0.7 million. In addition, as a result of our sale of our interest in the Cambridge Portfolio in the fourth quarter of 2011 and the concurrent elimination of the remaining OP Units, we also realized a gain of approximately $0.4 million from the cancelation of our OP Units related to our investment in the Cambridge Portfolio.

Gain on sale of investments

We recognized a gain of approximately $15.3 million from the sale of our investment in the Cambridge Portfolio during the fourth quarter of 2011 for cash consideration of approximately $42 million, which included approximately $1.2 million of income allocable to our preferred distribution of cash flow from operations. Pursuant to the First Amendment to the Omnibus Agreement dated October 19, 2011, we granted to Cambridge the option to purchase all of our interest in the Cambridge Portfolio at any time up to December 9, 2011, for an amount equal to the sum of the Company’s $40 million preferred fixed dollar investment plus its accrued but unpaid preferred return of approximately $2.0 million. In connection with the sale, the remaining 200,000 OP Units and a warrant to purchase 300,000 shares of the Company’s common stock previously issued to Cambridge were canceled.

Interest Expense

We incurred interest expense of approximately $6.3 million for the year ended December 31, 2012, as compared with interest expense of approximately $5.8 million for the comparable period in 2011. Interest expense for both years ended December 31 includes the interest incurred on the mortgage debt secured by the Bickford Portfolio. The increase in interest expense of approximately $0.5 million during the year ended December 31, 2012 was primarily the result of interest and amortization of deferred financing costs on the mortgage debt secured by the Greenfield properties acquired in September 2011.

Liquidity and Capital Resources

Short-term Liquidity Needs

Liquidity is a measurement of our ability to meet short and long-term cash needs. Our principal current cash needs are: (i) to fund operating expenses, including potential expenditures for repairs and maintenance of our properties and debt service on our outstanding mortgage loan obligations; (ii) to distribute 90% of our REIT taxable income to our stockholders in order to maintain our REIT status, as long as we maintain our REIT status; and (iii) to fund other general ongoing business needs, including employee compensation expense, D&O insurance, administrative expenses, as well as property acquisitions and investments. Our primary sources of liquidity are our current working capital, rental income from our wholly-owned real estate properties, distributions from our interest in a partially-owned entity that holds real estate, interest and principal payments on our remaining loan investment and interest income earned from our available cash balances. Management currently believes that the Company has adequate liquidity to meet its short-term capital needs.

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

Long-term Liquidity Needs

Our long-term liquidity requirements consist primarily of funds necessary for scheduled debt maturities, property acquisitions, developments and redevelopments of health-care facilities and other non-recurring capital expenditures that are needed periodically for our properties. We currently do not have a revolving credit facility or other credit line. As we grow our business, we may seek additional equity and/or debt financing. We may also pursue joint ventures with equity partners as a means of capitalizing property acquisitions. Our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by potential and current lenders. Our ability to access additional equity and/or debt capital will be dependent on a number of factors as well, including general market conditions and market perceptions about our Company. Nevertheless, we believe that these sources of liquidity, in addition to existing working capital and cash provided by operations, will allow us to meet our anticipated future liquidity needs.

We routinely review our liquidity requirements and believe that our current cash flows are sufficient to allow us to continue operations, satisfy our contractual obligations and pay dividends to our stockholders. In the independent auditors’ report addressed to the members of Bickford Master I, LLC included in Exhibit 99.1 that is attached hereto, the auditors disclosed that there appears to be substantial doubt about the Master Lessee continuing to operate as a going concern. If in the future, the Master Lessee is unable to continue operating as a going concern, we do not believe that this event will materially affect our liquidity because the obligations of the Master Lessee under the master lease are guaranteed by Bickford and the management fees payable to the Manager of the facilities are subordinated to the payment of all rent due under the master lease. In addition, we received additional collateral pledged in support of the lease obligations in the form of ownership interests in Bickford affiliated companies. Sources of cash and cash equivalents, cash flows provided by (used in) operating activities, investing activities and financing activities are discussed below.

Cash and Cash Equivalents

Cash and cash equivalents were approximately $46.4 million at December 31, 2012 as compared with approximately $52.3 million at December 31, 2011, a decrease of approximately $5.9 million. The decrease in cash during the fiscal year ended 2012 resulted primarily from the dividend distributions in 2012 and cash expenditures for transaction costs, partially offset by results of ongoing operations. During 2012, cash of approximately $0.6 million was generated from operating activities, $0.4 million from investing activities, and $6.9 million used in financing activities.

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

Cash from Operating Activities

Net cash used in operating activities for the year ended December 31, 2012 was approximately $0.6 million as compared with approximately $7.8 million provided by operating activities for the comparable period in 2011, a change of approximately $7.2 million. The change was primarily attributable to an approximately $1.6 million increase in operating expenses associated with transaction activity and other professional fee expenses. The change was also attributable to a reduction of approximately $6.0 million of cash distributions from the Company’s investments in partially-owned entities resulting from our restructuring and sale of the Cambridge investment in 2011, which was offset by an increase in rental revenues of approximately $1.4 million. The net change in operating assets and liabilities resulted in a use of cash of approximately $1.7 million in the year ended December 31, 2012, which was primarily attributable to approximately $1.7 million in base service fees and incentive fees relating to our fourth quarter of 2011 and paid to our Advisor, during 2012, of which 20% was payable in stock.

Cash from Investing Activities

Net cash provided by investing activities for the year ended December 31, 2012 was approximately $0.4 million as compared with approximately $29.3 million provided by investing activities for 2011, a decrease of approximately $28.9 million. The decrease is primarily attributable to the 2011 return of equity investments in partially owned entities of approximately $46.9 million, which included cash consideration of approximately $40.8 million from the sale of our investment in the Cambridge Portfolio as well as cash proceeds of approximately $6.1 million from the sale of three of the four SMC properties in May 2011. Cash generated from the sale of real estate was approximately $20.8 million during 2011. These events did not occur in the comparable period in 2012. We also generated net cash from derivatives of approximately $0.1 million during the year ended December 31, 2012 as compared to approximately $0.7 million during the comparable period in 2011. The receipt of loan repayments was approximately $0.3 million in 2012 as compared to the receipt of loan repayments of approximately $2.8 million for the comparable period in 2011.

Cash from Financing Activities

Net cash used in financing activities for the year ended December 31, 2012 was approximately $6.9 million as compared with approximately $10.2 million provided by for the comparable period in 2011, a decrease of approximately $17.1 million. The change is primarily attributable to the scheduled principal repayments under our mortgage notes and payoff of the Bridge Loan for our Greenfield Portfolio of approximately $16.4 million for the year ended December 31, 2012 as compared to approximately $1.0 million for the comparable 2011 period. Cash from financing activities includes payment of deferred financing costs of approximately $0.5 million in 2012 as compared to approximately $0.3 million in 2011; dividend payments of approximately $5.6 million in 2012 as compared to approximately $4.1 million in 2011; and the repurchase of common stock of approximately $0.1 million in 2012. These amounts were partially offset by additional borrowings of mortgage notes during the year ended December 31, 2012 of approximately $15.7 million as compared to approximately $15.5 million in the comparable period in 2011 relating to the financing of the Greenfield Portfolio in September 2011 and subsequent refinancing in April 2012.

Debt

On June 26, 2008, in connection with the acquisition of the initial 12 properties from affiliates of Bickford Senior Living Group LLC (“Bickford”), we entered into a mortgage loan with Red Mortgage Capital, Inc. (“Red Capital”) in the principal amount of approximately $74.6 million. The mortgage loan has a fixed interest rate of 6.845% and requires a fixed monthly debt service payment of approximately $0.5 million for principal and interest, until maturity in July 2015, at which time the then-outstanding balance of approximately $69.6 million is due and payable. In addition, we are required to make monthly escrow payments for taxes and reserves for which we are reimbursed by the tenants of these properties. The mortgage loan is collateralized by the 12 properties.

On September 30, 2008, we acquired two additional properties from Bickford and entered into a second mortgage loan with Red Capital in the principal amount of approximately $7.6 million. The mortgage loan has a fixed interest rate of 7.17% and requires a fixed monthly debt service payment of approximately $52,000 for principal and interest until maturity in July 2015, when the then-outstanding balance of approximately $7.1 million is due and payable. In addition, we are required to make monthly escrow payments for taxes and reserves for which we are reimbursed by the tenants of these properties. The mortgage loan is collateralized by the two properties.

Both mortgage loans payable to Red Capital (the “Bickford Loans”) contain prepayment restrictions that impact our ability to refinance either of the mortgage loans prior to 2015. The Bickford Loans are secured by separate cross-collateralized, cross-defaulted first priority mortgages/deeds of trust on each of the 14 Bickford properties. The Bickford Loans are non-recourse to the Company except for certain non-recourse carveouts (customary for transactions of this type), as provided in the related guaranty agreements for the Bickford Loans. Each Bickford Loan contains typical representations and covenants for loans of this type. A breach of the representations or covenants could result in a default under each of the Bickford Loans, which would result in all amounts owing under each of the Bickford Loans to become immediately due and payable. As of December 31, 2012, approximately $0.4 million of premium remains to be amortized over the remaining term of the two mortgage loans.

On September 20, 2011, we entered into the Bridge Loan with KeyBank in the principal amount of approximately $15.5 million for the purpose of financing the purchase price for the Greenfield Portfolio. The Bridge Loan bore interest at a floating interest rate equal to Libor plus 4.00% with no Libor floor, and provided for monthly interest and principal payments commencing on October 1, 2011. On April 24, 2012 Care refinanced the Bridge Loan for the Greenfield Portfolio by entering into the Greenfield Loans with KeyCorp for an aggregate amount of approximately $15.7 million. The Greenfield Loans bear interest at a fixed rate of 4.76%, amortize over a 30-year period, provide for monthly interest and principal payments commencing on June 1, 2012 and mature on May 1, 2022. The Greenfield Loans are secured by separate cross-collateralized, cross-defaulted first priority deeds of trust on each of the Greenfield properties. The Greenfield Loans are non-recourse to the Company except for certain non-recourse carveouts (customary for transactions of this type), as provided in the related guaranty agreements for each Greenfield Loan. Each Greenfield Loan contains typical representations and covenants for loans of this type. A breach of the representations or covenants could result in a default under each of the Greenfield Loans, which would result in all amounts owing under each of the Greenfield Loans to become immediately due and payable. In June 2012, KeyCorp sold each of the Greenfield Loans to Federal Freddie Mac under Freddie Mac’s CME Program.

The Company leases its corporate office space with monthly rental payments approximating $20,000. The lease expires March 7, 2019.

Per the terms of the Services Agreement, the Company is obligated to: (i) pay TREIT a monthly base services fee of one-twelfth of 0.5% of the Company’s Equity (as defined in the Services Agreement), as adjusted to account for Equity Offerings (as defined in the Services Agreement), (ii) provide TREIT with office space and certain office related services (as provided in the Services Agreement and subject to a cost sharing agreement between the Company and TREIT); and (iii) pay a quarterly incentive fee, if earned, equal to the lesser of (a) 15% of the Company’s AFFO Plus Gain/(Loss) on Sale (as defined in the Services Agreement) and (b) the amount by which the Company’s AFFO Plus Gain /(Loss) on Sale exceeds an amount equal to Adjusted Equity multiplied by the Hurdle Rate (as defined in the Services Agreement) (see Note 8 to the consolidated financial statements). On November 9, 2011, we entered into an amendment to the Services Agreement that clarified the basis upon which the Company calculates the quarterly incentive fee. On June 30, 2012, TREIT and Tiptree Capital Management, LLC (“Tiptree Capital”) became indirect subsidiaries of Tiptree; however, the Services Agreement remains in full effect following the closing of such transaction.

Equity

As of December 31, 2012, we had 10,226,250 shares of common stock and no shares of preferred stock outstanding.

On March 30, 2012, the Company issued 49,573 immediately vested shares of common stock to TREIT in conjunction with its quarterly incentive fee due under the Services Agreement for the fourth quarter of 2011. These shares were issued under the Manager Equity Plan, which was adopted in June 2007 (the “Manager Equity Plan”).

During the year ended December 31, 2012, we issued in the aggregate 10,684 immediately vested shares of common stock with a combined aggregate fair value of approximately $75,000 to our independent directors as part of their annual retainer for 2012 and the fourth quarter of 2011. The shares paid to our directors were issued under the equity plan, which was adopted in June 2007 (the “Equity Plan”). Each independent director receives an annual base retainer of $50,000, payable quarterly in arrears, of which 70% is paid in cash and 30% in shares of Care common stock. Shares granted as part of the annual retainer vest immediately and are included in general and administrative expense. Additionally, under the Equity Plan, we issued 4,443 shares of immediately vested common stock with a combined aggregate fair value of approximately $33,000 to certain of our independent directors as partial compensation for participating on the special committee formed in September 2012 to evaluate the Contribution Transactions.

Tiptree owns a warrant (the “2008 Warrant”) to purchase 652,500 shares of our common stock at a price of $11.33 per share. The 2008 Warrant is immediately exercisable and expires on September 30, 2018.

In December 2012 and 2011, we granted 33,600 and 100,153 restricted stock units (“RSUs”) to certain officers and employees at a grant date fair value of approximately $0.3 million and $0.7 million, respectively.

In conjunction with the resignation of Steven M. Sherwyn as the Company’s Chief Financial Officer and Treasurer, effective June 23, 2012, 30,769 restricted stock units were forfeited that were previously granted to him during his employment. The restricted stock units are available for future issuance under the Equity Plan. In addition, pursuant to a stock repurchase agreement by and between the Company and Mr. Sherwyn, on June 25, 2012, the Company repurchased 10,000 shares of its common stock owned by Mr. Sherwyn at fair market value of $7.15 per common share. The repurchased shares are available for future issuance.

In 2011, the Company issued in the aggregate a total of 22,716 immediately vested shares of our common stock to TREIT in conjunction with quarterly incentive fees due under the Services Agreement. The shares were issued under the Manager Equity Plan.

In 2011, we issued in the aggregate 9,853 immediately vested shares of common stock with a combined aggregate fair value of approximately $56,000 were granted to our independent directors as part of their retainers for the first three quarters of 2011 and the fourth quarter of 2010. These shares were issued under the Equity Plan.

As of December 31, 2012, 156,606 common shares remain available for future issuance under the Equity Plan and 134,629 shares (which is net of 652,500 shares that are reserved for potential issuance upon conversion of the 2008 Warrant) remain available for future issuance under the Manager Equity Plan.

Under the terms of the Omnibus Agreement, on April 15, 2011, the Company issued to the Cambridge Parties a warrant (the “Cambridge Warrant”) to purchase 300,000 shares of the Company’s common stock at an exercise price of $6.00 per share. Pursuant to its original terms, the Cambridge Warrant was scheduled to expire upon the earlier of the termination of the Omnibus Agreement or June 30, 2017. On October 19, 2011, the Omnibus Agreement was amended (the “First Amendment”) to allow Cambridge to purchase our interest in the Cambridge Portfolio at an agreed upon price. As consideration for entering into the First Amendment, Cambridge agreed to forfeit all of its rights and interests in the Cambridge Warrant and the OP Units (as modified by the Omnibus Agreement) upon the earlier of the closing of its acquisition of our interest in the Cambridge Portfolio or December 9, 2011. On November 30, 2011, Cambridge consummated the acquisition of Care’s investment in the Cambridge Portfolio for approximately $42 million, which included approximately $1.2 million representing our preferred distribution of cash flow from operations, and the Cambridge Warrant and OP Units were eliminated.

Distributions

We are required to distribute 90% of our REIT taxable income (excluding the deduction for dividends paid and capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. Accordingly, as long as we maintain our REIT status, we intend to make, but are not contractually bound to make, regular quarterly distributions to holders of our common stock and, when applicable, dividend equivalent payments to holders of RSUs. All such distributions are authorized at the discretion of our board of directors. We consider market factors and our performance in addition to REIT requirements in determining distribution levels.

As a result of the Contribution Transactions, we expect that the Combined Company will not qualify to be taxed as a REIT for Federal income tax purposes effective January 1, 2013 due to the nature of the assets and the businesses currently conducted by Tiptree. If the Combined Company is not taxed as a REIT, the Combined Company will not be subject to the 90% distribution requirement and the Board may then determine to distribute less of its taxable income than it would if the Combined Company were taxed as a REIT.

On March 21, 2013, the Company declared a cash dividend of $0.135 per share of common stock for the quarter ended on December 31, 2012, which will be paid to stockholders of record at the close of business on April 4, 2013. For tax purposes, this will be treated as a 2013 distribution.

Our board of directors declared for 2012 a first quarter dividend of $0.135 per share of common stock for the quarter ended on March 31, 2012, which was paid to stockholders of record as of May 24, 2012, a second quarter dividend of $0.135 per share of common stock for the quarter ended on June 30, 2012, which was paid to stockholders of record as of August 23, 2012, a third quarter dividend of $0.135 per share of common stock for the quarter ended on September 30, 2012, which was paid to stockholders of record as of November 21, 2012, as well as a fourth quarter dividend of $0.135 per share of common stock for the quarter ended on December 31, 2012, which will be paid to stockholders of record as of April 4, 2013.

Our ability to make future distributions depends upon a number of factors, including our future earnings. We may be unable to maintain our current rate of distributions and future distributions may be suspended or paid at a lesser rate than the distributions we now pay.

Subsequent Events

Share Issuances, Repurchases and Withholdings

On January 3, 2013, we issued 15,712 immediately vested shares of common stock (net of all applicable tax withholding) with a combined aggregate fair value of approximately $117,840 to our employees as part of the annual vesting of one-third of the 2011 RSU grants.

In conjunction with the resignation of Joseph B. Sacks as the Company’s Principal Accounting Officer and Controller, effective January 31, 2013, 4,358 restricted stock units were forfeited that were previously granted to him during his employment. The restricted stock units are available for future issuance under the Equity Plan. In addition, pursuant to a stock repurchase agreement by and between the Company and Mr. Sacks, on January 30, 2013, the Company repurchased 302 shares of its common stock owned by Mr. Sacks at fair market value of $7.50 per common share. The repurchased shares are available for future issuance.

Acquisitions

Calamar Senior Apartments Portfolio

Effective as of February 1, 2013, we acquired a 75% interest in a newly formed Limited Liability Company (“Care Cal JV LLC”) whose subsidiaries own two senior housing apartment buildings located in New York containing an aggregate 202 units. Affiliates of Calamar Enterprises, Inc. (“Calamar”), a full service real estate organization with construction, development, management, and finance and investment divisions, developed the properties and own a 25% interest in Care Cal JV LLC. Simultaneously with the acquisition, we entered into a management agreement with a term of ten years with affiliates of Calamar for the management of the properties. A joint venture agreement provides that the properties may be marketed for sale after a seven year lockout subject to additional provisions. The properties were developed by Calamar within the last 5 years and are approximately 95% occupied as of December 31, 2012.

Care receives a preference on interim cash flows and sales proceeds and Calamar’s management fee is subordinate to such payments. The aggregate valuation of the properties was $23.3 million. In connection with the transaction, Care received a right of first offer to acquire four additional senior communities owned by Calamar.

The properties are encumbered by two separate loans from Liberty Bank with an aggregate debt balance of approximately $18.3 million (the “Calamar Loans”). One loan had a principal balance of approximately $7.7 million at the time of acquisition and amortizes over 30 years, with a fixed interest rate of 4.5% through maturity in February 2020. The second loan had a principal balance of approximately $10.6 million at the time of acquisition and also amortizes over 30 years, with a fixed interest rate of 4.0% through maturity in August 2019.

The Calamar Loans are secured by separate first priority deeds of trust on each of the properties. The Calamar Loans are non-recourse to the Company except for certain non-recourse carveouts (customary for transactions of this type), as provided in the related guaranty agreements for each Calamar Loan. Each Calamar Loan contains typical representations and covenants for loans of this type. A breach of the representations or covenants could result in a default under each of the Calamar Loans, which would result in all amounts owing under the applicable Calamar Loan to become immediately due and payable.

The Company, at the time of the issuance of these financial statements, is unable to make the disclosures required in ASC 805-10-50-2 as the initial accounting for the business combination between the Company and Calamar is incomplete. The required disclosures will be made in the Company’s subsequent quarterly filing on Form 10-Q following the completion of the acquisition.

Loan Investment

On March 1, 2013, we purchased the remaining approximately two-thirds interest (with a principal outstanding balance of approximately $21.8 million on the date of acquisition) in the syndicated loan in which we held an approximately one-third interest for approximately $17.3 million. See Note 4 to the consolidated financial statements for further description of the loan investment.

Dividend Declaration

On March 21, 2013, the Company declared a cash dividend of $0.135 per share of common stock with respect to the fourth quarter of 2012 that will be paid on April 18, 2013 to stockholders of record as of April 4, 2013.

Current Market Conditions

The U.S. economy is still recovering from the recent economic downturn, which resulted in increased unemployment, weakening of tenant financial condition, large-scale business failures and tight credit markets. Our results of operations may be sensitive to changes in overall economic conditions that impact tenant leasing practices. Adverse economic conditions affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could reduce overall tenant leasing or cause tenants to shift their leasing practices. In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, could result in a general decline in rents or an increased incidence of defaults under existing leases. Recently, high levels of unemployment have persisted, and rental rates and valuations have not fully recovered to pre-recession levels and may not for a number of years. Furthermore, the uncertainty surrounding the rapidly increasing national debt of the U.S. and fiscal concerns in Europe have led to continued market volatility. These unstable conditions could continue for a prolonged period of time. It is difficult to determine the breadth and duration of the financial market problems and the many ways in which they may affect our tenants and our business in general. A significant additional deterioration in the U.S. economy or the bankruptcy or insolvency of one or more of our tenants could cause our current plans to meet any projected cash obligations to be insufficient.

Contractual Obligations

The table below summarizes our contractual obligations as of December 31, 2012 (amounts in millions):

	Payments due by Period as of December 31, 2012
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Mortgage notes payable and related interest	$115.3	$7.5	$88.8	$2.0	$17.0
Base service fee obligations (1)	0.5	0.5	—	—	—
Operating lease obligations (2)	1.5	0.2	0.5	0.5	0.3

Total	$117.3	$8.2	$89.3	$2.5	$17.3

(1)	TREIT management fee, subject to increase based on changes in stockholders’ equity. The termination fee payable to TREIT in the event of non-renewal of the Services Agreement by the Company is not fixed and determinable and is therefore not included in the table.
(2)	Minimum rental obligations for Company office lease.

On November 4, 2010, the Company entered into a Services Agreement (the “Services Agreement”) with TREIT pursuant to which TREIT will provide certain advisory services related to the Company’s business. For such services, the Company pays TREIT a monthly base services fee in arrears of one-twelfth of 0.5% of the Company’s Equity (as defined in the Services Agreement). The initial term of the Services Agreement will expire on December 31, 2013 and will renew automatically each year thereafter for an additional one-year period unless the Company or TREIT elects not to renew.

The Company entered into a lease for its new corporate headquarters at 780 Third Avenue, New York, NY which expires in March 2019. The annual rent obligation from this commitment is approximately $0.2 million.

For a discussion of Care’s debt, see “Liquidity and Capital Resources — Debt.”

Acquisitions and Dispositions

Management continually monitors potential investment and expansion opportunities. Our focus is on potential acquisitions in the senior housing industry that provide attractive risk adjusted returns. Our overall strategy is to identify strong and experienced regional operators of assisted living, independent living and memory care facilities who are looking to expand and diversify their operations by entering into strategic relationships with capital partners. We believe that by entering into such relationships, we will not only generate attractive current returns for our stockholders, but create a forward pipeline of additional opportunities as well. While cap rates for larger portfolios have compressed during the past few years, thereby increasing the cost of acquisitions, we continue to see opportunities to acquire portfolios of three to ten properties at attractive yields.

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

On September 21, 2011, Care acquired three assisted living and memory care facilities from affiliates of Greenfield. The Greenfield Portfolio was acquired for an aggregate purchase price of $20.8 million of which approximately $15.5 million was funded with the proceeds of the Bridge Loan (see Note 3 to the consolidated financial statements), and the balance with cash on hand. The base rent for the initial year of the lease is approximately $1.7 million.

In May 2011, Care consented to the sale of three of the four properties underlying its SMC investment, which generated cash proceeds of approximately $6.1 million (see Note 5 to the consolidated financial statements).

In November 2011, Care consummated the sale of its preferred investment in the Cambridge Portfolio for cash proceeds of approximately $42 million, inclusive of approximately $1.2 million representing our preferred distribution of cash flow from operations (see Note 5 to the consolidated financial statements).

On September 12, 2012, we entered into a Purchase Agreement with Juniper to acquire, through twelve wholly-owned single purpose limited liability company subsidiaries 100% of the real estate and operating assets of seven assisted living and memory care facilities located in New Jersey, Colorado and Pennsylvania from Juniper for an aggregate purchase price of $106.5 million (subject to adjustment). In conjunction with the Purchase Agreement, we paid $0.5 million as earnest money towards the purchase price into an escrow account and incurred approximately $0.3 million as deferred loan costs, which amounts have been expensed during our fourth fiscal quarter.

On October 12, 2012, the Company exercised its right under the Purchase Agreement to terminate the Purchase Agreement and seek a return of its purchase price earnest money, which the Company received in full. Following the termination of the Purchase Agreement, there are no further obligations under the contract and no outstanding claims exist.

As of December 31, 2012, the Company did not have any purchase and sale obligations with regard to any real estate transactions. The Company regularly evaluates potential real estate acquisitions and dispositions. While current and projected returns for a subject property significantly influence the decision making process, other items, such as the impact on the geographical diversity of the Company’s portfolio, the type of property, the Company’s experience with and the overall reputation of the property operator and the availability of mortgage financing are also taken into consideration. Applicable capitalization rates for such acquisitions vary depending on a number of factors including, but not limited to, the type of facility, its location, competition and barriers to entry in the particular marketplace, age and physical condition of the facility, status and experience of the property operator and the existence or availability of mortgage financing. The property net operating income for prospective acquisitions is generally based upon the EBITDA for such property adjusted for market vacancy and property management fees as well as applicable maintenance, operating and tax reserves.

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

Off-Balance Sheet Arrangements

As discussed above in “Business — Unconsolidated Joint Ventures” and in Note 5 to the consolidated financial statements, prior to the sale of our interest in the Cambridge Portfolio we owned interests in two unconsolidated joint ventures. As of December 31, 2012, none of our off-balance sheet arrangements had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. We maintain an interest in one unconsolidated joint venture. Our risk of loss associated with this investment is limited to our investment in this joint venture.

Recently Issued Accounting Pronouncements

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

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. This ASU does not change the items that must be reported in other comprehensive income. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011. As we have no other comprehensive income, the adoption of this standard did not have any effect on the consolidated financial statements.

Related Party Transactions

We have relationships with certain of our affiliates and other related parties, including the following:

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

•

On December 31, 2012, the Company announced it had entered into the Contribution Agreement with Tiptree, its majority stockholder, pursuant to which both parties would contribute substantially all of their respective assets and liabilities to a newly-formed limited liability company in order to form a financial services operating company that will hold and manage both companies’ assets and operate each company’s businesses. See “Part I — Item I. Business — Current Event-Proposed Contribution Transactions” for further description of the proposed Contribution.

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

We believe that FFO and AFFO provide additional measures of our core operating performance by eliminating the impact of certain non-cash and capitalized expenses and facilitating a comparison of our financial results to those of other comparable REITs with fewer or no non-cash charges and comparison of our own operating results from period to period. The Company uses FFO and AFFO in this way and also uses AFFO as one performance metric in the Company’s executive compensation program as well as a variation of AFFO in calculating the Incentive Fee payable to its Advisor (as adjusted pursuant to the Services Agreement). Additionally, the Company believes that its investors also use FFO and AFFO to evaluate and compare the performance of the Company and its peers, and as such, the Company believes that the disclosure of FFO and AFFO is useful to (and expected by) its investors.

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

The following is a reconciliation of FFO and AFFO to net income (loss), which is the most directly comparable GAAP performance measure, for the years ended December 31, 2012 and 2011, respectively (in thousands except share and per share data):

	For the year ended December 31
	2012	2011
Net income (loss)	$(510)	$16,534
Depreciation and amortization on owned properties	3,893	3,558
Depreciation and amortization from partially-owned entities	—	2,601
Realized (gain) or loss on obligation to issue OP Units (1)	—	(423)
Realized (gain) or loss from sale of properties (1)	—	(15,327)
Incentive fee related to (gain) or loss from sale of properties	—	1,330

FFO	$3,383	$8,273
Stock-based compensation	259	71
Amortization of above-market leases	207	207
Amortization of deferred financing costs	160	—
Transaction costs	303	228
Other non-cash	79	—
Stock issued to related parties	—	143
Straight-line effect of lease revenue	(1,434)	(1,919)
Excess cash distributions from the Company’s equity method investments	—	1
Change in the obligation to issue OP Units	—	255

AFFO	$2,957	$7,259

FFO per common share, basic	$0.33	$0.81

FFO per common share, diluted	$0.33	$0.80

AFFO per common share, basic	$0.29	$0.71

AFFO per common share, diluted	$0.29	$0.70

Weighted average number of shares outstanding, basic:
FFO	10,209,497	10,154,372

AFFO	10,209,497	10,154,372

Weighted average number of shares outstanding, diluted: (2)(3)(4)
FFO	10,246,452	10,309,765

AFFO	10,246,452	10,309,765

(1)	Gain from sale of properties relates to sale of our equity investment in the Cambridge Portfolio and the incentive fee related to the gain from sale of properties is the incremental incentive fee payable to our Advisor, which is associated with the gain on sale of such investment.
(2)	The diluted FFO and AFFO per share calculations exclude the dilutive effect of the 2008 Warrant convertible into 652,500 (adjusted for our three-for-two stock split September 2010) common shares for the years ended December 31, 2012 and 2011 because the exercise price was more than the average market price. The diluted FFO and AFFO per share calculations for 2011 take into consideration the dilutive effect of the Cambridge Warrant issued pursuant to the Omnibus Agreement convertible into 300,000 common shares for the eleven month period ended November 30, 2011 (cancelation date), adjusted for shares repurchased under the treasury stock method, because the average market price was more than the exercise price.
(3)	Includes original operating partnership units issued to Cambridge for the period January 1, 2011 through April 15, 2011 that were held in escrow (prior to being reduced and restructured in conjunction with the Omnibus Agreement).
(4)	The diluted FFO and AFFO per common share calculations for the year ended December 31, 2012 include the dilutive effect of 69,384 unvested restricted stock units which were granted to certain officers and employees on December 30, 2011, adjusted for shares repurchased under the treasury stock method.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Care Investment Trust Inc.:

We have audited the accompanying consolidated balance sheets of Care Investment Trust Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Care Investment Trust Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

New York, New York

March 22, 2013

Care Investment Trust Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands — except share and per share data)

	December 31, 2012	December 31, 2011
Assets:
Real estate:
Land	$10,620	$10,620
Buildings and improvements	116,222	116,222
Less: accumulated depreciation	(8,015)	(4,540)

Total real estate, net	118,827	122,302
Cash and cash equivalents	46,428	52,306
Investments in loans	5,553	5,776
Investments in partially-owned entities	2,491	2,491
Identified intangible assets — leases in place, net	6,316	6,939
Other assets	6,182	4,402

Total Assets	$185,797	$194,216

Liabilities and Stockholders’ Equity
Liabilities:
Mortgage notes payable	$95,232	$96,079
Accounts payable and accrued expenses	1,833	2,170
Accrued expenses payable to related party	86	1,794
Other liabilities	609	593

Total Liabilities	97,760	100,636

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued or outstanding	—	—
Common stock: $0.001 par value, 250,000,000 shares authorized, 10,226,250 and 10,171,550 shares issued and outstanding, respectively	11	11
Additional paid-in-capital	84,147	83,615
Retained earnings	3,879	9,954

Total Stockholders’ Equity	88,037	93,580

Total Liabilities and Stockholders’ Equity	$185,797	$194,216

See Notes to Consolidated Financial Statements

Care Investment Trust Inc. and Subsidiaries

Consolidated Statements of Operations

(dollars in thousands — except share and per share data)

	Year Ended December 31,
	2012	2011
Revenue
Rental income	$13,769	$12,376
Reimbursable income	1,466	1,335
Income from investments in loans	727	765

Total Revenue	15,962	14,476

Expenses
Base service fees to related party	481	409
Incentive fee to related party	—	2,441
Marketing, general and administrative (including stock-based compensation expense of $259 and $72, respectively)	4,756	3,609
Reimbursed property expenses	1,440	1,306
Depreciation and amortization	3,970	3,611

Operating Expenses	10,647	11,376

Other (Income) Expense
Income from investments in partially-owned entities, net	(324)	(3,088)
Unrealized loss on derivative instruments	—	255
Realized gain on derivative instruments, net	(86)	(1,079)
Impairment of investments	—	77
Interest income	(75)	(27)
Gain on sale of partially-owned entities	—	(15,327)
Interest expense including amortization of deferred financing costs	6,310	5,755

Net income (loss)	$(510)	$16,534

Net income (loss) allocated to common stockholders per share of common stock
Net income (loss), basic	$(0.05)	$1.63

Net income (loss), diluted	$(0.05)	$1.60

Weighted average common shares outstanding, basic	10,209,497	10,154,372

Weighted average common shares outstanding, diluted	10,209,497	10,309,765

See Notes to Consolidated Financial Statements

Care Investment Trust Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(dollars in thousands — except share data)

	Common stock		Additional	Retained
	Shares	$	paid-in capital	earnings	Total
Balance, January 1, 2011	10,064,982	$11	$83,416	$(2,464)	$80,963
Stock-based compensation to directors for services	9,853	*	56	—	56
Stock-based compensation to employees	73,999	*	*	—	—
Issuance of common stock for related party incentive fee	22,716	*	143	—	143
Warrant issued	—	—	222	—	222
Warrant canceled	—	—	(222)	—	(222)
Dividends	—	—	—	(4,116)	(4,116)
Net income	—	—	—	16,534	16,534

Balance December 31, 2011	10,171,550	$11	$83,615	$9,954	$93,580

Stock-based compensation to directors for services	15,127	*	108	—	108
Stock-based compensation to employees	—	—	151	—	151
Issuance of common stock for related party incentive fee	49,573	*	345	—	345
Dividends	—	—	—	(5,565)	(5,565)
Repurchased shares	(10,000)	*	(72)	—	(72)
Net loss	—	—	—	(510)	(510)

Balance December 31, 2012	10,226,250	$11	$84,147	$3,879	$88,037

*	Less than $500

See Notes to Consolidated Financial Statements

Care Investment Trust Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in thousands)

	Year Ended December 31, 2012	Year Ended December 31, 2011
Cash Flow From Operating Activities
Net income (loss)	$(510)	$16,534
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Increase in deferred rent receivable	(1,434)	(1,919)
Income from investments in partially-owned entities	(324)	(3,088)
Distribution of income from partially-owned entities	324	6,279
Impairment of investments	—	77
Gain on sale of partially-owned entities	—	(15,327)
Amortization of above-market leases	207	207
Amortization of deferred financing cost	160	75
Amortization of mortgage note premium	(149)	(149)
Non-cash interest from investments in loans	(76)	(10)
Stock-based compensation	259	56
Non-cash incentive fee	—	488
Depreciation and amortization on real estate and fixed assets, including intangible assets	3,970	3,611
Gain on derivative instruments	(86)	(1,079)
Unrealized loss on derivative instruments	—	255
Changes in operating assets and liabilities:
Other assets	(88)	(202)
Accounts payable and accrued expenses	(279)	600
Other liabilities including payable to related party	(1,348)	1,422

Net cash provided by operating activities	626	7,830

Cash Flow From Investing Activities
Fixed asset purchases	(29)	(260)
Proceeds from loan repayments	299	2,786
Return of investment in partially owned entities	—	46,897
Investment in real estate	—	(20,800)
Acquisition of derivative	—	(617)
Proceeds from derivative transactions	86	1,273

Net cash provided by investing activities	356	29,279

Cash Flow From Financing Activities
Principal payments under mortgage notes payable	(16,378)	(953)
Borrowings under mortgage notes payable	15,680	15,498
Financing costs	(525)	(264)
Repurchases of common stock	(72)	—
Dividends paid	(5,565)	(4,116)

Net cash provided by (used in) financing activities	(6,860)	10,165

Net increase (decrease) in cash and cash equivalents	(5,878)	47,274
Cash and cash equivalents, beginning of period	52,306	5,032

Cash and cash equivalents, end of period	$46,428	$52,306

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$6,298	$5,275

Cash paid for taxes	$48	$—

Non-cash financing and investing activities:
Modification and cancellation of Operating Partnership Units	$—	$(2,293)

Stock-based payments	$454	$0

Accrued expenses for financing costs	$5	$0

Warrant issued	$—	$222

Warrant canceled	$—	$(222)

Write-off Fully depreciated assets	$(9)	$—

See Notes to Consolidated Financial Statements

Care Investment Trust Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Note 1 — Organization

(A) Organization

Care Investment Trust Inc. (together with its subsidiaries, the “Company” or “Care” unless otherwise indicated or except where the context otherwise requires, “we”, “us” or “our”) is an equity real estate investment trust (“REIT”) that invests in healthcare facilities including assisted-living, independent living, memory care, skilled nursing and other healthcare and seniors-related real estate assets in the United States of America (the “U.S.”). The Company was incorporated in Maryland in March 2007 and completed its initial public offering on June 22, 2007. We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) commencing with our taxable year ended December 31, 2007. To maintain our tax status as a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders.

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

As of December 31, 2012, Care’s portfolio of assets consists of wholly-owned real estate of senior housing facilities, including assisted living, independent living and memory care facilities, as well as a joint-venture that owns an assisted / independent living facility and a loan investment secured by skilled nursing facilities, as well as collateral relating to assisted living facilities and a multifamily property. Our wholly-owned senior housing facilities are leased under “triple-net” leases, which require the tenants to pay all property-related expenses.

(B) Current Event — Proposed Transaction

On December 31, 2012, the Company entered into an agreement (the “Contribution Agreement”) with Tiptree, its majority stockholder, pursuant to which both parties would contribute substantially all of their respective assets and liabilities to a newly-formed limited liability company (the “Operating Subsidiary”) in order to form a financial services operating company that will hold and manage both companies’ assets and operate each company’s businesses (the “Contribution Transactions”). Pursuant to the Contribution Agreement, Care will contribute substantially all of its assets to the Operating Subsidiary in exchange for 10,289,192 common units in the Operating Subsidiary (representing an approximately 25% interest in Operating Subsidiary), and Tiptree will contribute substantially all of its assets to Operating Subsidiary in exchange for 31,007,471 common units in the Operating Subsidiary (representing an approximately 75% interest in Operating Subsidiary) and 31,007,471 shares of the Company’s newly classified Class B Common Stock. In connection with the Contribution Transactions, the Operating Subsidiary will assume all of the liabilities and obligations relating to the transferred assets. The proposed Contribution Transactions, which are subject to various closing conditions, including approval by our stockholders, are currently anticipated to be completed during the first half of 2013.

As a result of the Contribution Transactions, we expect that the Combined Company will not qualify to be taxed as a REIT for Federal income tax purposes effective January 1, 2013 due to the nature of the assets and the businesses currently conducted by Tiptree. If the Combined Company is not taxed as a REIT, the Combined Company will not be subject to the 90% distribution requirement and the Board may then determine to distribute less of its taxable income than it would if the Combined Company were taxed as a REIT.

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

Segment Reporting

Accounting Standards Codification (“ASC”) 280 Segment Reporting (“ASC 280”) establishes standards for the way that public entities report information about operating segments in the financial statements. Our focus is on originating and acquiring healthcare-related real estate and commercial mortgage debt and currently operate in only one reportable segment.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. Included in cash and cash equivalents at December 31, 2012 and 2011 is approximately $46.4 million and $52.3 million, respectively, deposited with one major financial institution.

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

We review the carrying value of our real estate assets and intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360, Impairment or Disposal of Long-Lived Assets (“ASC 360”). If such reviews indicate that the asset is impaired, the asset’s carrying amount is written down to its fair value. An impairment loss is measured based on the excess of the carrying amount over the fair value. We determine fair value by using a discounted cash flow model and appropriate discount and capitalization rates. Estimates of future cash flows are based on a number of factors including the historical operating results, leases in place, known trends, and market/economic conditions that may affect the property. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. If our anticipated holding periods change or estimated cash flows decline based on market conditions or otherwise, an impairment loss may be recognized. Long-lived assets to be disposed of are recorded at the lower of carrying value or fair value less estimated costs to sell. There were no impairments of our wholly-owned real estate investments and intangibles for the years ended December 31, 2012 and 2011.

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

Interest income is generally recognized using the effective interest method or on a basis approximating a level rate of return over the term of the loan. Nonaccrual loans are those on which the accrual of interest has been suspended. Loans are placed on nonaccrual status and considered nonperforming when full payment of principal and interest is in doubt, or when principal or interest is 90 days or more past due or if cash collateral, if any, is insufficient to cover principal and interest. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed against interest income. In addition, the amortization of net deferred loan fees is suspended. Interest income on nonaccrual loans may be recognized only to the extent it is received in cash. However, where there is doubt regarding the ultimate collectability of loan principal, cash receipts on such nonaccrual loans are applied to reduce the carrying value of such loans. Nonaccrual loans may be returned to accrual status when repayment is reasonably assured and there has been demonstrated performance under the terms of the loan or, if applicable, the restructured terms of such loan. The Company did not have any loans on non-accrual status as of December 31, 2012 or 2011.

As discussed in Note 4, as of December 31, 2012 and 2011, we own a loan investment which is part of a syndicated loan in which we have an approximately one-third interest. Our intent is to hold the remaining loan to maturity and as such it is carried on the December 31, 2012 and 2011 balance sheets at its amortized cost basis, net of principal payments received.

Investment in Partially-Owned Entities

We invest in common equity and preferred equity interests that allow us to participate in a percentage of the underlying property’s cash flows from operations and proceeds from a sale or refinancing. At the inception of the investment, we must determine whether such investment should be accounted for as a loan, joint venture or as real estate. Investments in partially-owned entities where we exercise significant influence over operating and financial policies of the subsidiary, but do not control the subsidiary, are reported under the equity method of accounting. Under the equity method of accounting, the Company’s share of the investee’s earnings or loss is included in the Company’s operating results. As of December 31, 2012 and 2011, we held one (1) such equity investment and account for such investment under the equity method.

We assess whether there are indicators that the value of our partially owned entities may be impaired. An investment’s value is impaired if we determine that a decline in the value of the investment below its carrying value is other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the estimated value of the investment. For the year ended December 31, 2012, we did not recognize any impairment on investments in partially owned entities. We recognized impairment on our investments in partially-owned entities of approximately $0.1 million for the year ended December 31, 2011 related to our Senior Management Concepts, LLC (“SMC”) investment due to lower occupancy.

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

Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our REIT taxable income to stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to Federal income tax on our taxable income at regular corporate rates and we will not be permitted to qualify for treatment as a REIT for Federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distributions to stockholders. We believe that we have operated in such a manner as to qualify for treatment as a REIT for Federal income tax purposes. We may, however, be subject to certain state and local taxes.

As a result of the Contribution Transactions, we expect that the Combined Company will not qualify to be taxed as a REIT for Federal income tax purposes effective January 1, 2013 due to the nature of the assets and the businesses currently conducted by Tiptree. If the Combined Company is not taxed as a REIT, the Combined Company will not be subject to the 90% distribution requirement and the Board may then determine to distribute less of its taxable income than it would if the Combined Company were taxed as a REIT.

Deferred tax assets and liabilities, if any, are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carryforwards. As a REIT, we generally will not be subject to Federal income tax on taxable income that we distribute to our stockholders and, therefore, the inclusion of Federal deferred tax assets and liabilities in our financial statements may not be applicable. Notwithstanding the foregoing, subject to certain limitations, net operating losses (“NOLs”) incurred by the Company can be treated as a carryforward for up to 20 years and utilized to reduce our taxable income in future years, thereby reducing the amount of taxable income which we are required to distribute to our stockholders in order to maintain our REIT status.

In assessing the potential realization of deferred tax assets, if any, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences reverse and/or NOL carryforwards are available. Management considers the scheduled reversal of deferred tax assets and liabilities, projected future taxable income, and tax planning strategies in making this assessment. As there is no assurance that the Company will generate taxable income in future periods, management does not believe that it is more likely than not that the Company will realize the benefits of these temporary differences and NOL carryforwards and therefore established a full valuation allowance at December 31, 2012 and 2011.

We account for uncertain tax positions in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48 Accounting for Uncertainty in Income Taxes — An Interpretation (“ASC 740”) of FASB Statement No. 109 (“FIN 48”). ASC 740 prescribes a recognition threshold and measurement attribute for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. ASC 740 requires that the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. We evaluate uncertainties of tax positions taken or expected to be taken in our tax returns based on the probability of whether it is more likely than not that those positions would be sustained upon audit by applicable tax authorities, based on technical merit for open tax years. We assessed the Company’s tax positions for open federal, state and local tax years from 2009 through 2013. The Company does not have any uncertain tax positions as of December 31, 2012 that would not be sustained on its technical merits on a more likely than not basis. Our policy is, if necessary, to account for interest and penalties related to uncertain tax positions as a component of our income tax provision.

For 2012, we incurred a taxable loss, and therefore no federal taxes were incurred. Certain state and local tax jurisdictions, however, require a minimum tax payment. Cash paid for taxes in the year ended December 31, 2012 was not material. For 2011, our taxable income exceeded our cumulative dividend distributions. Section 382 of the Code imposes an annual limitation on the amount of a corporation’s NOLs attributable to the period prior to an ownership change which can be utilized to offset our taxable income. The Tiptree Transaction constituted a change of ownership for purposes of Section 382. Accordingly, those NOLs incurred prior to the change of control resulting from the Tiptree Transaction are subject to the limitations of Section 382 and are considered “restricted” NOLs. In general, Section 382 limits the amount of restricted NOLs which can be utilized in any given year. We intend to utilize the portion of our restricted NOLs and a portion of our unrestricted NOLs to offset our 2011 undistributed taxable income. For Federal income tax purposes, the corporate alternative minimum tax provides that 10% of the amount of NOLs used to offset federal taxable income is subject to the alternative minimum tax at rate of 20%. In addition, Utah and New York City income tax provisions impose certain limitations on Federal NOLs. Accordingly, we accrued approximately $0.2 million for Federal, state and local taxes to be paid in 2012 with respect to our 2011 operating results. Cash paid for taxes in 2011 was not material.

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

In accordance with ASC 260 Earnings Per Share, regarding the determination of whether instruments granted in share-based payments transactions are participation securities, we have applied the two-class method of computing basic EPS. This guidance clarifies that outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends or dividend equivalent payments participate in undistributed earnings with common stockholders and are considered participating securities. The Company’s excess of distributions over earnings relating to participating securities are shown as a reduction in net income (increase in net loss) available to common stockholders in the Company’s computation of EPS. The Company does not reallocate undistributed earnings to the participating securities and the common shares in the diluted earnings per share calculation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses in the consolidated financial statements and the accompanying notes. Significant estimates are made for the valuation of real estate and related intangibles, valuation of financial instruments, impairment assessments and fair value assessments with respect to purchase price allocations. Actual results could differ from those estimates.

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

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. This ASU does not change the items that must be reported in other comprehensive income. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011. As we have no other comprehensive income, the adoption of this standard did not have any effect on the consolidated financial statements.

Note 3 — Investment in Real Estate

Bickford

As of December 31, 2012 and 2011, we owned 17 senior housing facilities. In 2008, we acquired 14 independent living, assisted living and memory care facilities located in four states, of which six are in Iowa, five in Illinois, two in Nebraska and one in Indiana. These 14 properties were acquired in two separate sale-leaseback transactions from affiliates of Bickford Senior Living Group, L.L.C., a privately-held owner and operator of senior housing facilities (“Bickford”). We lease those properties to Bickford Master I, LLC (the “Bickford Master Lessee”), an affiliate of Bickford pursuant to a triple-net lease, for an initial annual base rent of approximately $9.1 million and additional base rent of approximately $0.3 million, with fixed escalations of 3.0% per annum through June 2023. The master lease provides for four extension options of ten years each. The additional base rent was deferred and accrued until July 2011 and is being paid over a 24 month period that commenced at that time. See Note 7 for the mortgage loans underlying the Bickford properties.

As an enticement for the Company to enter into the leasing arrangement for the properties, we received additional collateral and guarantees of the lease obligation from parties affiliated with Bickford. The additional collateral pledged in support of Bickford’s obligation to the lease commitment included ownership interests in Bickford affiliated companies. Additionally, the management fees payable to the manager of the facilities are subordinated to the payment of all rent due under the master lease.

The Bickford real estate assets, including personal property, consist of the following at December 31 (in millions):

	2012	2011
Land	$5.0	$5.0
Buildings and improvements	102.0	102.0
Less: accumulated depreciation and amortization	(7.5)	(4.4)

Real estate, net	$99.5	$102.6

Greenfield

In September 2011, the Company acquired three assisted living and memory care facilities located in Virginia from affiliates of Greenfield Senior Living, Inc., a privately-held owner and operator of senior housing facilities (“Greenfield”). The aggregate purchase price for the three properties was $20.8 million, of which approximately $15.5 million was funded with the proceeds of a first mortgage bridge loan (the “Bridge Loan”) with KeyBank National Association (“KeyBank”) (see Note 7), and the balance with cash on hand. Concurrent with the acquisition, the properties were leased to three wholly-owned affiliates of Greenfield, which are responsible for operating each of the properties pursuant to a triple net master lease (the “Greenfield Master Lease”). The initial term of the Greenfield Master Lease is 12 years with two extension options of ten years each. The annual base rent during the first year of the lease was approximately $1.7 million, with rental increases of 2.75% per annum during the initial term of the lease. At the end of the initial term, Greenfield, subject to certain conditions, holds a one-time purchase option that provides the right to acquire all three of the properties at the then fair market value. Greenfield has guaranteed the obligations of the tenants under the Greenfield Master Lease.

We allocated the fair value of the acquired assets from Greenfield (including land, buildings and improvements, equipment and in-place leases) in accordance with ASC 805 and ASC 350 as follows (in millions):

Buildings and improvements	$13.7
Furniture, fixtures and equipment	0.5
Land	5.6
Identifiable intangibles — leases in-place	1.0

Total	$20.8

The Greenfield real estate assets, including personal property, consist of the following at December 31 (in millions):

	2012	2011
Land	$5.6	$5.6
Buildings and improvements	14.2	14.2
Less: accumulated depreciation and amortization	(0.5)	(0.1)

Real estate, net	$19.3	$19.7

Greenfield is the lessee of approximately 11% of the Company’s total assets at December 31, 2012 and 2011. Because Greenfield leases our properties under a triple-net lease we are exposed to their credit risk. The information related to the lessee of the Greenfield properties contained herein is derived from information that has been provided to us by Greenfield. We have not verified this information through an independent investigation. We have no reason to believe that this information is inaccurate in any material respect, but we cannot provide any assurance that all of this information is accurate. Summarized unaudited financial information as of and for the years ended December 31, 2012 and 2011 of the properties leased to Greenfield are as follows (amounts in millions):

	2012	2011
Assets	$9.4	$10.0
Liabilities	0.5	0.4

Equity	$8.8	$9.6

Revenue	$7.1	$6.7
Expenses	4.8	4.5
Other income (loss), net	(1.6)	11.8

Net income	$0.7	$13.9

Future minimum annual rents under the non-cancelable terms of the Company’s operating leases at December 31, 2012 are as follows (in millions):

2013	$12.7
2014	12.8
2015	13.2
2016	13.6
2017	14.0
Thereafter	85.3

Total	$151.6

Note 4 — Investments in Loans

As of December 31, 2012 and 2011, we own a loan investment that is part of a syndicated loan, in which we have an approximately one-third interest. The loan investment is secured by skilled nursing facilities, as well as collateral relating to assisted living facilities and a multifamily property. The ten properties securing the loan are all located in Louisiana. Originally scheduled to mature on February 1, 2011, the loan was extended several times during 2011 and eventually restructured in November 2011. Pursuant to the restructuring, the revised loan has a five -year term with a maturity date of November 1, 2016, a 25-year amortization schedule and a limited cash flow sweep. The interest rate on the loan was increased from London Interbank Offered Rate (“Libor”) plus 4.00% to Libor plus 6.00% in year one through year three, Libor plus 8.00% in year four and Libor plus 10.00% in year five. As part of the restructuring, a new independent operator was brought in to manage the properties. At the time of the restructuring, our portion of the loan had a notional balance of approximately $10.1 million. In conjunction with the restructuring, we received a revised note with a face amount of approximately $10.5 million. As part of the analysis at the time of the restructuring of the loan, we determined that expected future gross receipts, exclusive of interest payments, from this investment were approximately equal to our carrying value of approximately $5.8 million. Accordingly, all principal amortization payments, including prepayments received from the limited cash flow sweep, are applied to the carrying value of our asset. No gain or loss was recognized as a result of the restructuring. One month Libor was 0.21% and 0.30% at December 31, 2012 and 2011, respectively. Pursuant to Accounting Standards Codification Topic 310 Receivables (“ASC 310”), we recognize interest income at the effective interest rate based on Libor in effect at the inception of the restructured loan and are using a weighted average spread of 7.20%. Accordingly, cash interest will be less than effective interest during the first three years of the loan and cash interest will be greater than effective interest during the last two years of the loan.

Our cost basis in the loan at December 31, 2012 and 2011 was approximately $5.5 million and $5.8 million, respectively. For the year ended December 31, 2012 and 2011 we received approximately $0.3 million and $2.8 million, respectively, in scheduled principal repayments and principal paydowns.

Note 5 — Investment in Partially-Owned Entities

The following table summarizes the Company’s investments in partially owned entities at December 31 (in millions):

Investment	2012	2011
Senior Management Concepts Senior Living Portfolio	$2.5	$2.5
Total	$2.5	$2.5

Cambridge Medical Office Building Portfolio

In December of 2007, we acquired an 85% equity interest in eight limited partnerships that own nine Class A medical office buildings owned and operated by affiliates of Cambridge Holdings, Inc. (“Cambridge”). Our total investment was approximately $72.4 million consisting of: (i) approximately $61.9 million of cash, of which approximately $2.8 million was held back to perform tenant improvements; and (ii) subject to the properties achieving certain performance hurdles, the commitment to issue to Cambridge 700,000 operating partnership units (the “OP Units”) in ERC Sub, L.P. (the limited partnership through which we held our investment in the Cambridge Portfolio) with a stated value of $10.5 million. Total rentable area of the Cambridge Portfolio was approximately 767,000 square feet. As originally structured, Cambridge retained ownership of the remaining 15% interest in each of the limited partnerships and continued to operate the underlying properties pursuant to long-term management contracts. In accordance with the terms of our management agreements, Cambridge acted as the manager and leasing agent of each medical office building.

On April 14, 2011 (effective as of April 15, 2011), we entered into an Omnibus Agreement (the “Omnibus Agreement”) with Cambridge and certain of its affiliates (the “Cambridge Parties”) regarding our investment in the Cambridge Portfolio. Pursuant to the Omnibus Agreement, we simultaneously entered into a settlement agreement with Cambridge in regard to the ongoing litigation between ourselves and Cambridge. The economic terms of our investment in the Cambridge Portfolio were amended by the Omnibus Agreement as follows:

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

•

We had a preference with regard to any distributions from special events, such as property sales, refinancings and capital contributions, equal to the sum of our outstanding fixed dollar investment plus our accrued but unpaid preferred return; and

•

Cambridge received the right to purchase our interest in the Cambridge Portfolio at any time during the term of the Omnibus Agreement for an amount equal to the sum of our outstanding fixed dollar investment plus our accrued but unpaid preferred return plus a cash premium that increased annually as well as the return to Care of the OP Units, the Warrant and any Care stock acquired upon a cashless exercise of the Warrant (the “Redemption Price” as defined in the Omnibus Agreement).

Prior to April 15, 2011, we included 85% of the net losses (after depreciation and amortization) from the Cambridge Portfolio in our statements of operations and reduced the value of our investment in the Cambridge Portfolio based on such losses and the receipt of cash distributions. Entering into the Omnibus Agreement in and of itself did not affect our results of operations for year ended December 31, 2011. Our statement of operations for the first quarter of 2011 includes the aforementioned allocated loss of approximately $1.1 million as well as a loss of approximately $0.3 million pertaining to an increase in the liability associated with the operating partnership units. For the year ended December 31, 2011 we recognized approximately $3.4 million as a preferential distribution of cash flow from operations.

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

On November 30, 2011, Cambridge completed its acquisition of our preferred interest in the Cambridge Portfolio. In connection therewith, the parties to the Omnibus Agreement terminated the agreement. We received proceeds of approximately $42 million of which, approximately $40.8 million of the proceeds received were treated as proceeds from sale of investments and the balance of approximately $1.2 million as income from investments in partially-owned entities. For the year ended December 31, 2011, our gain on sale from investments in partially-owned entities of approximately $15.3 million and our income from investments in partially-owned entities of approximately $1.1 million is allocable to our investment in the Cambridge Portfolio as well as a loss of approximately $0.3 million pertaining to an increase in the liability associated with the operating partnership units. For the year ended December 31, 2011, we received approximately $4.4 million in distributions from our investment in Cambridge, exclusive of the approximately $40.8 million in sales proceeds received on November 30, 2011. Following the sale of the Cambridge Portfolio we subsequently dissolved our related partnership entities, ERC Sub, L.P. and ERC Sub, LLC.

Summarized financial information for the nine months ended September 30, 2011 of the Cambridge Portfolio is as follows (in millions):

Assets	$—
Liabilities	$—
Equity	$—
Revenue	$19.0
Expenses	$23.8
Net loss	$(4.8)

Senior Management Concepts Senior Living Portfolio

Until May 2011 when three of the properties were sold, we owned a preferred and common equity investment in four independent and assisted living facilities located in Utah and operated by SMC, a privately held owner and operator of senior housing facilities. The four private pay facilities contained 408 units of which 243 are independent living units and 165 are assisted living units. At the time of our acquisition, four affiliates of SMC each entered into 15-year leases for the respective facilities that expire in 2022. We acquired our preferred and common equity interest in the SMC portfolio in December 2007, paying approximately $6.8 million in exchange for 100% of the preferred equity interests and 10% of the common equity interests in the four properties. At the time of our initial investment, we entered into an agreement with SMC that provides for payments to us of an annual cumulative preferred return of 15.0% on our investment. In addition, we are to receive a common equity return payable for up to ten years equal to 10.0% of budgeted free cash flow after payment of debt service and the preferred return as such amounts were determined prior to closing, as well as 10% of the net proceeds from a sale of one or more of the properties. Subject to certain conditions being met, our preferred equity interest in the properties is subject to redemption at par. If our preferred equity interest is redeemed, we have the right to put our common equity interests to SMC within 30 days after notice at fair market value as determined by a third-party appraiser. In addition, we have an option to put our preferred equity interest to SMC at par any time beginning on January 1, 2016, along with our common equity interests at fair market value as determined by a third-party appraiser.

In May 2011, with our prior consent, three of the four SMC properties were sold. We received approximately $6.6 million of gross proceeds consisting of approximately $5.2 million representing a return of our preferred equity investment allocable to the three sold properties, approximately $0.9 million representing our 10% common equity interest in the three sold properties and approximately $0.4 million, which satisfied all outstanding delinquent preferred and common equity return and default interest payments. In conjunction with the sale of the three properties, we returned a security deposit of approximately $0.4 million which was held by us as payment collateral for those facilities. We received approximately $12,000 in excess of the then-current cost basis of our investment.

Subsequent to the aforementioned sale and through December 31, 2012, we retain our 100% preferred equity interest and 10% common equity interest in the remaining property in Utah. The remaining facility contains 120 units of which, following renovations that converted certain independent living units into assisted living units, 93 are assisted living and 27 are independent living. The property is subject to a lease that expires in 2022.

The summarized financial information as of and for the years ended December 31, 2012 and 2011, for the Company’s unconsolidated joint venture in SMC, which for 2011 includes the net results of operations for the three properties sold in May 2011 as discontinued operations, is as follows (in millions):

	2012	2011
Assets	$10.8	$11.1
Liabilities	14.9	14.6
Equity	(4.0)	(3.5)
Revenue	$3.3	$3.5
Expenses	3.6	3.7
Net loss from discontinued operations	—	(0.0)
Net loss	(0.4)	(0.2)

For the years ended December 31, 2012 and 2011, we recognized approximately $0.3 million and $0.8 million, respectively, in equity income from our interest in SMC and received equivalent amounts in cash distributions, respectively, exclusive of net proceeds from sale of approximately $6.2 million.

Note 6 — Identified Intangible Assets — leases in-place, net

The following table summarizes the Company’s identified intangible assets at December 31 (in millions):

	2012	2011
Leases in-place — including above market leases of $2.7	$7.7	$7.7
Accumulated amortization	(1.4)	(0.8)

Total	$6.3	$6.9

The Company amortizes these intangible assets over the terms of the underlying leases on a straight-line basis. Amortization expense for each of the next five years is expected to be approximately $0.4 million per annum and the amortization for above-market leases, which reduces rental income, is expected to be approximately $0.2 million per annum for each of the next five years. The amortization for above-market leases reduced rental income by approximately $0.2 million for each of the years ended December 31, 2012 and 2011.

The estimated annual amortization of acquired in-place leases for each of the succeeding years as of December 31, 2012 is as follows (in millions):

2013	$0.6
2014	0.6
2015	0.6
2016	0.6
2017	0.6
Thereafter	3.3

Total	$6.3

Note 7 — Borrowings under Mortgage Notes Payable

The following table summarizes the Company’s outstanding mortgage notes as of December 31 (in millions):

	Interest Rate	Date of Mortgage Note	Maturity Date	2012	2011
Red Mortgage Capital, Inc (12 properties)(1)	6.845%	June 2008	July 2015	$72.0	$72.8
Red Mortgage Capital, Inc (2 properties)(1)	7.17%	September 2008	July 2015	7.3	7.5
KeyBank National Association (3 properties)(2)	Libor +4.00%	September 2011	June 2012	—	15.3
KeyCorp Real Estate Capital Markets, Inc. (3 properties)(2)	4.76%	April 2012	May 2022	15.5	—

Subtotal				94.8	95.6
Unamortized premium(3)				0.4	0.5

Total				$95.2	$96.1

(1)	The mortgage loan obtained on June 26, 2008 (the “June Bickford Loan”) requires a fixed monthly payment of approximately $0.5 million for both principal and interest, until maturity in July 2015, at which time the then-outstanding balance of approximately $69.6 million is due and payable. The mortgage loan obtained on September 30, 2008 (together with the June Bickford Loan the “Bickford Loans”), provides for a fixed monthly debt service payment of approximately $52,000 for principal and interest until the maturity in July 2015 at which time the then-outstanding balance of approximately $7.1 million is due and payable. In addition, we are required to make monthly escrow payments for taxes and reserves for which we are reimbursed by the Bickford Master Lessee under the Bickford Master Lease. Both mortgage loans are serviced by and payable to Red Mortgage Capital, Inc. (“Red Capital”) and contain prepayment restrictions that impact our ability to refinance either of the mortgage loans prior to 2015. The Bickford Loans are secured by separate cross-collateralized, cross-defaulted first priority mortgages/deeds of trust on each of the Bickford properties. The Bickford Loans are non-recourse to the Company except for certain non-recourse carveouts (customary for transactions of this type), as provided in the related guaranty agreements for the Bickford Loans. Each Bickford Loan contains typical representations and covenants for loans of this type. A breach of the representations or covenants could result in a default under each of the Bickford Loans, which would result in all amounts owing under each of the Bickford Loans to become immediately due and payable. On December 31, 2012, the Bickford Loans had an effective yield of 6.88% and the Company was in compliance with respect to the financial covenants related to the Bickford Loans.
(2)	On September 20, 2011, in connection with our acquisition of the Greenfield properties, the Company entered into the Bridge Loan with KeyBank in the principal amount of approximately $15.5 million (see Note 3). The Bridge Loan bore interest at a floating rate per annum equal to Libor plus 400 basis points, with no Libor floor, and provided for monthly interest and principal payments commencing on October 1, 2011. The Bridge Loan was scheduled to mature on June 20, 2012. On April 24, 2012, Care refinanced the Bridge Loan for the Greenfield properties by entering into three separate non-recourse loans (each a “Greenfield Loan” and collectively the “Greenfield Loans”) with KeyCorp Real Estate Capital Markets, Inc. (“KeyCorp”) for an aggregate amount of approximately $15.7 million. The Greenfield Loans bear interest at a fixed rate of 4.76%, amortize over a 30-year period, provide for monthly interest and principal payments commencing on June 1, 2012 and mature on May 1, 2022. The Greenfield Loans are secured by separate cross-collateralized, cross-defaulted first priority deeds of trust on each of the Greenfield properties. The Greenfield Loans are non-recourse to the Company except for certain non-recourse carveouts (customary for transactions of this type), as provided in the related guaranty agreements for each Greenfield Loan. Each Greenfield Loan contains typical representations and covenants for loans of this type. A breach of the representations or covenants could result in a default under each of the Greenfield Loans, which would result in all amounts owing under each of the Greenfield Loans to become immediately due and payable. In June 2012, KeyCorp sold each of the Greenfield Loans to Federal Home Loan Mortgage Corporation (“Freddie Mac”) under Freddie Mac’s Capital Markets Execution (“CME”) Program. As of December 31, 2012, the Company was in compliance with respect to the financial covenants related to the Greenfield Loans.
(3)	As a result of the utilization of push-down accounting in connection with the Tiptree Transaction, the Red Mortgage Capital mortgage notes payable were recorded at their then fair value of approximately $82.1 million, an increase of approximately $0.8 million over the combined amortized loan balances of approximately $81.3 million at August 13, 2010. The premium is amortized over the remaining term of such loans.

On February 1, 2012, the Company became party to the short sale of a $15.5 million 2.00% U.S. Treasury Note due November 15, 2021 (the “10-Year U.S. Treasury Note due November 2021”). Care entered into this transaction in conjunction with its application to Freddie Mac for a ten-year fixed rate mortgage to be secured by the Greenfield properties in order to limit its interest rate exposure. The Company closed the aforementioned short position upon rate locking the Freddie Mac mortgage on April 18, 2012, and realized a net gain of approximately $0.1 million. Tiptree acted as agent, through its prime broker, for us with respect to this transaction at no cost to the Company and assigned to us all of its rights and obligations related to this transaction (see Note 9 to the consolidated financial statements).

On October 3, 2011, the Company sold short $15 million of aggregate principal amount of 2.125% U.S. Treasury Notes due August 15, 2021 (the “10-Year U.S. Treasury Note due August 2021”). Care entered into this transaction in conjunction with its original submission to Freddie Mac of its application for a ten-year fixed rate mortgage to be secured by the Greenfield properties. Proceeds of the Freddie Mac mortgage will be used to repay the current outstanding Bridge Loan secured by the Greenfield properties. The interest rate on the Freddie Mac mortgage will be set shortly prior to closing at a fixed amount or spread over the then current yield on the 10- Year U.S. Treasury Note due August 2021. Due to volatility in the U.S. Treasury market, the Company closed the aforementioned short position on October 27, 2011 and realized a gain of approximately $650,000. Tiptree acted as agent, through its prime broker, for us with respect to this transaction at no cost to the Company and assigned to us all of its rights and obligations related to this transaction.

As of December 31, 2012, the properties owned by Care and leased to Bickford were all operated by Bickford Senior Living Group, L.L.C. In 2011, due to low occupancy at two of the 14 properties, there was a covenant default under the Bickford Master Lease as net operating income (“NOI”) was not sufficient to satisfy the NOI to lease payment coverage ratio covenant. Under the Company’s mortgage documents with its secured lender for these properties, a default under the Bickford Master Lease constitutes a default under both mortgages. The Company and Bickford, with the approval of the mortgage loan servicer, amended the Bickford Master Lease, effective as of October 20, 2011 and the mortgage loan servicer provided a waiver of default under the mortgage documents. As of December 31, 2012, the Company was in compliance with respect to the financial covenants related to the mortgage loans secured by the Bickford portfolio.

As of December 31, 2012, principal repayments due under all borrowings through maturity are as follows (in millions):

2013	$1.2
2014	1.3
2015	77.5
2016	0.3
2017	0.3
Thereafter	14.2
Total	$94.8

Note 8 — Related Party Transactions

Services Agreement with TREIT Management LLC

The Company has a services agreement with TREIT (the “Services Agreement”) pursuant to which TREIT provides certain advisory and support services related to the Company’s business. For such services, the Company: (i) pays TREIT a monthly base services fee in arrears of one-twelfth of 0.5% of the Company’s Equity (as defined in the Services Agreement) as adjusted to account for Equity Offerings (as defined in the Services Agreement); (ii) provides TREIT with office space and certain office-related services (as provided in the Services Agreement and subject to a cost sharing agreement between the Company and TREIT); and (iii) pays, to the extent earned, a quarterly incentive fee equal to the lesser of (a) 15% of the Company’s adjusted funds from operations (“AFFO”) Plus Gain/(Loss) on Sale (as defined in the Services Agreement) and (b) the amount by which the Company’s AFFO Plus Gain /(Loss) on Sale exceeds an amount equal to Adjusted Equity multiplied by the Hurdle Rate (as defined in the Services Agreement). Twenty percent (20%) of any such incentive fee shall be paid in shares of common stock of the Company, unless a greater percentage is requested by TREIT and approved by an independent committee of directors. On November 9, 2011, we entered into an amendment to the Services Agreement that clarified the basis upon which the Company calculates the quarterly incentive fee. The initial term of the Services Agreement extends until December 31, 2013. Unless terminated earlier in accordance with its terms, the Services Agreement will be automatically renewed for one-year periods following such date unless either party elects not to renew. If the Company elects to terminate without cause, or elects not to renew the Services Agreement, a Termination Fee (as defined in the Services Agreement) shall be payable by the Company to TREIT. Such termination fee is not fixed and determinable.

For the years ended December 31, 2012 and 2011, we incurred approximately $0.5 million and $0.4 million, respectively, in base service fee expense to TREIT. In addition, for the years ended December 31, 2012 and 2011, we incurred $0 and approximately $2.4 million, respectively, in incentive fee expense to TREIT of which 20% was paid in the Company’s common stock. Of the total fiscal 2011 incentive fee, approximately $1.7 million was incurred during our fourth quarter of fiscal 2011, of which 20% is payable in the Company’s common stock. The total base service fee and incentive fee for the years ended December 31, 2012 and 2011 was approximately $0.5 million and $2.8 million, respectively, of which $0 and approximately $0.5 million was payable in the Company’s stock, respectively.

For the years ended December 31, 2012 and 2011, TREIT’s reimbursement to the Company for certain office related services was approximately $24,000 and $17,000. At December 31, 2012, accrued expenses payable to related party of approximately $0.1 million, includes approximately $40,000 for the base service fee for December 2012 offset by the reimbursement due to the Company. At December 31, 2011, accrued expenses payable to related party of approximately $1.8 million, includes the 2011 fourth quarter incentive fee, including the amount payable in Company stock, and approximately $73,000 for the base service fee for November and December 2011 offset by the reimbursement due to the Company.

Contribution Agreement with Tiptree Financial Partners, L.P.

On December 31, 2012, the Company entered into the Contribution Agreement with Tiptree, its majority stockholder, pursuant to which both parties would contribute substantially all of their respective assets and liabilities to a newly-formed limited liability company in order to form a financial services operating company that will hold and manage both companies’ assets and operate each company’s businesses. The proposed Contribution Transactions, which are subject to various closing conditions, including approval by our stockholders, are currently anticipated to be completed during the first half of 2013. The Company incurred approximately $0.3 million in transaction expenses during the year ended December 31, 2012 related to the proposed Contribution Transactions. These expenses are included in marketing, general and administrative expenses on the Consolidated Statements of Operations. See Note 1 to the consolidated financial statements for further description of the proposed Contribution Transactions.

Other Transactions with Related Parties

At December 31, 2012 and 2011, Tiptree owns a warrant (the “2008 Warrant”) to purchase 652,500 shares of the Company’s common stock at $11.33 per share under the Manager Equity Plan adopted by the Company on June 21, 2007 (the “Manager Equity Plan”). The warrant is immediately exercisable and expires on September 30, 2018.

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

Obligation to issue operating partnership units — Prior to the sale of our interest in the Cambridge Portfolio, the fair value of our obligation to issue the OP Units associated with the Cambridge acquisition was based on internally developed valuation models, as quoted market prices were not available nor were quoted prices available for similar liabilities. Our model involved the use of management estimates as well as some Level 2 inputs. The variables in the model prior to April 15, 2011 included the estimated release dates of the shares out of escrow, based on the expected performance of the underlying properties, a discount factor of approximately 21%, and the market price and expected quarterly dividend of Care’s common shares at each measurement date. As discussed above in Note 5 to the consolidated financial statements, pursuant to the Omnibus Agreement, as of April 15, 2011, the number of OP Units outstanding was reduced to 200,000 and the terms of such OP Units were altered to eliminate any conversion right and provided for forfeiture of the OP Units upon the occurrence of certain events. Under the modified terms, the variables (Level 3 inputs) in the model include the expected life of the OP Units, and the expected dividend rate on our common stock and a discount factor of 12%. The obligation with respect to OP Units was eliminated in conjunction with the sale of the Cambridge Portfolio.

U.S. Treasury Short-Position — The estimated fair value of our position in a 10-Year U.S. treasury note is based on market quoted prices, a Level 1 input. For the purposes of determining fair value we obtain market quotes from at least two independent sources.

ASC 820 requires disclosure of the amounts of significant transfers among levels of the fair value hierarchy and the reasons for the transfers. In addition, ASC 820 requires entities to separately disclose, in their roll-forward reconciliation of Level 3 fair value measurements, changes attributable to transfers in and/or out of Level 3 and the reasons for those transfers. Significant transfers into a level must be disclosed separately from transfers out of a level. We had no transfers among levels for the years ended December 31, 2012 and 2011.

Recurring Fair Value Measurement

As of December 31, 2012 and 2011, we had no assets or liabilities measured at fair value on a recurring basis on the consolidated balance sheets. As of March 31, 2012, we maintained a short-position on the 10-Year US treasury note due November 2021 and recorded an unrealized gain of approximately $0.4 million in the first quarter of 2012. During the three months ended June 30, 2012, the position was closed whereby the approximately $0.4 million unrealized gain was reversed and an approximately $0.1 gain was realized (see Note 7 to the consolidated financial statements).

The table below (in millions) presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs during the year ended December 31, 2011 (for the year ended December 31, 2012 we had no such assets or liabilities). Level 3 instruments presented in the tables include a liability to issue OP Units, which were carried at fair value. The Level 3 instruments were valued using internally developed valuation models that, in management’s judgment, reflect the assumptions a marketplace participant would utilize:

Level 3 Instruments Fair Value Measurements	Obligation to Issue Partnership Units
Balance, December 31, 2010	$(2.1)
Modification of OP Units (offset against investment)	1.9
Net change in unrealized loss from obligations in Q1 2011	(0.3)
Cancelation of OP Units in conjunction with sale of Cambridge Portfolio	0.5
Balance, December 31, 2011	$—

The Company is exposed to certain interest rate risks relating to its ongoing business. The primary risk that may be managed by using derivative instruments is interest rate risk. We may enter into interest rate swaps, caps, floors or similar instruments, including selling short U.S. Treasury securities in anticipation of entering into a fixed- rate mortgage of similar duration, to manage interest rate risk associated with the Company’s borrowings. The Company had no interest rate derivatives in place as of December 31, 2012 or 2011.

We are required to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. We have not designated any derivative instruments as hedging instruments. As of December 31, 2012 and 2011, we did not have any derivative instruments outstanding. As discussed in Note 5 to the consolidated financial statements, Cambridge forfeited all of its rights and interests in the OP Units upon the closing of the purchase of Care’s interest in the Cambridge Portfolio on November 30, 2011.

Our consolidated financial statements include the following gains and losses associated with the aforementioned Cambridge OP Units and our 2012 and 2011 10-Year U.S. Treasury Note short-positions:

	Amount of Gain (Loss) Recognized in Income on Derivatives (in millions)
Derivatives not designated as hedging instruments	Location of (Gain) Loss Recognized in Income on Derivative	Year Ended December 31, 2012	Year Ended December 31, 2011
Operating partnership units	Unrealized loss on derivative instruments	$—	$(0.3)
Operating partnership units	Realized gain on derivative instruments	$—	$0.5
10-Year U.S. Treasury Note (short sale)	Realized gain on derivative instruments	$0.1	$0.6

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

In addition to the amounts reflected in the financial statements at fair value as provided above, cash and cash equivalents, restricted cash, accrued interest receivable, accounts payable and other liabilities reasonably approximate their fair values due to the short maturities of these items. The fair value of the debt was calculated by determining the present value of the agreed upon interest and principal payments at a discount rate reflective of financing terms currently available in the market for collateral with the similar credit and quality characteristics (based on Level 2 measurements). The mortgage notes payable that were used to finance the acquisitions of the Bickford properties have a combined fair value of approximately $82.6 million and $84.8 million as of December 31, 2012 and 2011, respectively. As of December 31, 2012, the combined fair value of the Greenfield Loans was approximately $15.6 million. The Bridge Loan used to consummate the Greenfield acquisition was a floating rate facility which closed on September 20, 2011. The Bridge Loan was subsequently refinanced by the Greenfield Loans on April 24, 2012. Due to the short-term nature of the Bridge Loan and the fact that it had a floating interest rate, the carrying value of the Bridge Loan approximated fair market value as of December 31, 2011. We determined that the fair value of our loan investment, computed based on the weighted average fair value of the remaining approximately two-thirds interest in the loan investment that we purchased on March 1, 2013, was approximately $8.0 million at December 31, 2012 and approximately equal to the carrying value at December 31, 2011.

Note 10 — Stockholders’ Equity

Our authorized capital stock consists of 100,000,000 shares of preferred stock, $0.001 par value and 250,000,000 shares of common stock, $0.001 par value. As of December 31, 2012 and 2011, no shares of preferred stock were issued and outstanding and 10,226,250 and 10,171,550 shares of our common stock were issued and outstanding, respectively.

In conjunction with the restructuring of our preferred investment in the Cambridge Portfolio in April of 2011, we granted to Cambridge a warrant to purchase 300,000 shares of our common stock at a price of $6.00 per share. Cambridge surrendered this warrant upon purchasing our interest in the Cambridge Portfolio in November of 2011 (see Note 5 to the consolidated financial statements).

Tiptree owns the 2008 Warrant that entitles it to purchase 652,500 shares of our common stock at a price of $11.33 per share under the Manager Equity Plan. The 2008 Warrant is immediately exercisable and expires on September 30, 2018.

For the first, second, third and fourth quarters of 2012, the Company declared and paid a cash dividend of $0.135 per common share totaling approximately $1.4 million in the aggregate for each quarter. All of the dividends paid in 2012 are treated as return of capital distributions. On March 21, 2013, the Company declared a 2012 fourth quarter cash dividend of $0.135 per common share to be paid on April 18, 2013 to stockholders of record as of April 4, 2013, which will be treated as a 2013 distribution.

For the second, third and fourth quarters of 2011, the Company declared and paid a cash dividend of $0.135 per common share totaling approximately $1.4 million in the aggregate for each quarter. All of the dividends paid in 2011 are capital gain distributions consisting entirely of Section 1250 unrecaptured gain. On April 3, 2012, the Company declared a 2011 fourth quarter cash dividend of $0.135 per common share paid on May 1, 2012 to stockholders of record as of April 17, 2012, which was treated as a 2012 distribution.

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

We reserved 700,000 common shares for future issuances under the Equity Plan. As of December 31, 2012, 156,606 common shares remain available for future issuance.

Restricted Stock Units (RSUs):

On December 31, 2012, the Company granted and issued 33,600 RSUs, which vest ratably over three years, to certain of its officers and employees as part of bonus compensation. The fair value on the grant date of December 31, 2012 was approximately $0.3 million based on a share price of $7.50 per common share. The impact was de minimis on the compensation expense and there was no impact on diluted earnings per share of the Company for the year ended December 31, 2012.

On January 3, 2012, the Company issued 100,153 RSUs, which vest ratably over three years, to certain of its officers and employees as part of bonus compensation. The fair value on the grant date of December 30, 2011 was approximately $0.7 million based on a share price of $6.50 per common share. The impact was de minimis on the compensation expense and diluted earnings per share of the Company for the year ended December 31, 2011. For the year ended December 31, 2012, dividend equivalent distributions were made to the holders of the unvested RSUs of approximately $46,000.

In conjunction with the resignation of Steven M. Sherwyn as the Company’s Chief Financial Officer and Treasurer, effective June 23, 2012, 30,769 restricted stock units were forfeited that were previously granted to him during his employment. The restricted stock units are available for future issuance under the Equity Plan.

Long-Term Equity Incentive Programs:

On May 12, 2008, the Company’s Compensation Committee approved a three-year performance share plan (the “Performance Share Plan”). Under the Performance Share Plan, a participant is granted a number of performance shares or units, the settlement of which will depend on the Company’s achievement of certain pre-determined financial goals at the end of the three year performance period. Any shares received in settlement of the performance award were to be issued out of the Company’s Equity Plan. The Committee established threshold, target and maximum levels of performance. If the Company met the threshold level of performance, a participant earned 50% of the performance share grant, if it met the target level of performance, a participant earned 100% of the performance share grant and if it achieved the maximum level of performance, a participant earned 200% of the performance share grant. As of December 31, 2012, there were no unvested performance share awards outstanding.

Shares Issued to Officers and Employees:

In conjunction with the Tiptree Transaction and as part of internalizing management, the Company entered into employment arrangements with five employees in November 2010. As part of their compensation, the employees were granted 73,999 immediately vested shares of common stock that were issued on January 3, 2011. The aggregate fair value of the shares granted was approximately $0.4 million and was recorded as compensation expense in the fourth quarter of 2010.

In conjunction with the resignation of Steven M. Sherwyn as the Company’s Chief Financial Officer and Treasurer, effective June 25, 2012, pursuant to a stock repurchase agreement by and between the Company and Mr. Sherwyn, on June 25, 2012 the Company repurchased 10,000 shares of its common stock owned by Mr. Sherwyn at fair market value of $7.15 per common share. The repurchased shares are available for future issuance.

Shares Issued to Directors for Board Fees:

In 2012 and 2011, we issued an aggregate of 10,684 and 9,853 immediately vested shares of common stock, respectively, with a combined aggregate fair value of approximately $75,000 and $56,000, respectively, to our independent directors as part of their annual retainer. Additionally, we issued 4,443 shares of immediately vesting common stock with a combined aggregate fair value of approximately $33,000 to our independent directors as partial compensation for participating on the special committee formed in September 2012 to evaluate the Contribution Transactions as described in Note 1 to the consolidated financial statements.

Each independent director receives an annual base retainer of $50,000, payable quarterly in arrears, of which 70% is paid in cash and 30% in immediately vested shares of Care common stock. Shares issued as part of the annual retainer are included in general and administrative expense.

A summary of Care’s nonvested shares as of December 31, 2012 and 2011, and the changes during the years then ended is as follows:

	Grants to Directors(1)	Grants to Employees and Non-Employees(1)	Total Grants	Weighted Average Grant Date Fair Value(2)
Balance at January 1, 2011	—	—	—	$—
Granted	9,001	100,153	109,154	$6.48
Vested	(9,001)	—	(9,001)	$6.24
Forfeited	—	—	—	$—

Balance at December 31, 2011	—	100,153	100,153	$6.50
Granted	12,823	33,600	46,423	$7.44
Vested	(12,823)	—	(12,823)	$7.27
Forfeited	—	(30,769)	(30,769)	$6.50
Balance at December 31, 2012	—	102,984	102,984	$6.83

(1)	Grants include RSUs and common stock issuances.
(2)	Weighted average grant-date fair value is based on the Company’s share price on the date of the grant.

As of December 31, 2012, there was approximately $0.6 million of total unrecognized compensation cost related to nonvested restricted stock units. This cost is expected to be recognized over a period of three years.

Manager Equity Plan

In June 2007, the Company adopted the Care Investment Trust Inc. Manager Equity Plan, which provides for the issuance of equity-based awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock awards and other awards based on our common stock that may be made by us to our Advisor. Our Advisor may make awards to its employees and employees of its affiliates which are in the form of or based on the shares of our common stock acquired by our Advisor under the Manager Equity Plan, in which case our Advisor will make all determinations concerning the eligible employees of our Manager and its affiliates who may receive awards, which form the awards will take, and the terms and conditions of the awards.

The Manager Equity Plan will automatically expire on the 10th anniversary of the date it was adopted. Care’s Board of Directors may terminate, amend, modify or suspend the Manager Equity Plan at any time, subject to stockholder approval in the case of certain amendments as required by law, regulation or stock exchange.

We reserved 1,325,635 common shares for future issuances under the Manager Equity Plan. As of December 31, 2012, 134,629 common shares remain available for future issuances, which is net of 652,500 shares that are reserved for potential issuance upon conversion of the 2008 Warrant.

Shares Issued to Advisor:

During 2012, 49,573 immediately vested shares of common stock with a grant-date fair value of $6.95 per share and an aggregate fair value of approximately $0.3 million were granted to TREIT as part of their incentive fee for the fourth quarter of 2011. During 2011, the Company issued in the aggregate 22,716 shares of common stock with a weighted average grant-date fair value of $6.32 per share and a combined aggregate fair value of approximately $0.1 million to our Advisor in conjunction with the quarterly incentive fee due under the Services Agreement (see Note 8 to the consolidated financial statements).

Note 11 — Income (Loss) per share (in thousands, except share and per share data)

	Year Ended
	December 31, 2012	December 31, 2011
Net income (loss) per share of common stock
Net income (loss) per share, basic	$(0.05)	$1.63
Net income (loss) per share, diluted	$(0.05)	$1.60
Numerator:
Net income (loss)	$(510)	$16,534
Less: Allocation to participating securities	(46)	—

Net income (loss) allocated to common stockholders, basic and diluted	$(556)	$16,534

Denominator:
Weighted average common shares outstanding, basic	10,209,497	10,154,372
Shares underlying warrant	—	12,367
Shares underlying OP Units	—	143,026

Weighted average common shares outstanding, diluted	10,209,497	10,309,765

For the year ended December 31, 2012, diluted loss per share excludes the effect of 102,984 outstanding unvested RSUs, which were granted to certain officers and employees on December 31, 2012 and December 30, 2011, as they were anti-dilutive. The RSUs granted on December 30, 2011 did not affect net income or weighted average common share for fiscal 2011. The RSUs are participating securities.

For the year ended December 31, 2011, diluted income per share includes the effect of 19,626 net common shares pertaining to the Cambridge Warrant issued on April 15, 2011 under the Omnibus Agreement. As described in Note 5 to the consolidated financial statements, pursuant to the First Amendment to the Omnibus Agreement, the Cambridge Warrant was canceled on November 30, 2011.

For the year ended December 31, 2011, diluted net income per share includes the effect of 501,966 common shares pertaining to the original partnership units issued to Cambridge that were held in escrow prior to being restructured on April 15, 2011 in conjunction with the Omnibus Agreement, when they were no longer redeemable for or convertible into shares of our common stock (see Note 5 to the consolidated financial statements).

All periods above exclude the dilutive effect of the 2008 Warrant convertible into 652,500 shares because the exercise price was more than the average market price during such periods.

Note 12 — Commitments and Contingencies

The table below summarizes our remaining annual contractual obligations as of December 31, 2012 (in millions).

	2013	2014	2015	2016	2017	Thereafter	Total
Mortgage notes payable and related interest	$7.5	$7.5	$81.4	$1.0	$1.0	$17.0	$115.3
Base Service Fee Obligations(1)	0.5	—	—	—	—	—	0.5
Operating Lease Obligations(2)	0.2	0.2	0.2	0.2	0.2	0.3	1.5

Total	$8.2	$7.7	$81.6	$1.2	$1.2	$17.3	$117.3

(1)	TREIT base service fee, subject to increase or decrease based on changes in stockholders’ equity. The termination fee payable to TREIT in the event of non-renewal of the Services Agreement by the Company is not fixed and determinable and is therefore not included in the table.
(2)	Minimum rental obligations for Company office lease.

For the years ended December 31, 2012 and 2011, rent expense for the Company’s office lease was approximately $0.2 million and $0.2 million, respectively.

Acquisitions Activity

On September 12, 2012, we entered into a Purchase Agreement with Juniper to acquire, through twelve wholly-owned single purpose limited liability company subsidiaries 100% of the real estate and operating assets of seven assisted living and memory care facilities located in New Jersey, Colorado and Pennsylvania from Juniper for an aggregate purchase price of $106.5 million (subject to adjustment). In conjunction with the Purchase Agreement, we paid $0.5 million as earnest money towards the purchase price into an escrow account.

On October 12, 2012, the Company exercised its right under the Purchase Agreement to terminate the Purchase Agreement and seek a return of its purchase price earnest money, which the Company received in full. The Company incurred approximately $1.0 million in transaction expenses during the year ended December 31, 2012 related to the Juniper transaction. These expenses are included in marketing, general and administrative expenses on the Consolidated Statements of Operations. Following the termination of the Purchase Agreement, there are no further obligations under the contract and no outstanding claims exist.

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

Stockholder IPO Litigation

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

Note 13 — Subsequent Events

Share Issuances, Repurchases and Withholdings

On January 3, 2013, we issued 15,712 immediately vested shares of common stock (net of all applicable tax withholding) with a combined aggregate fair value of approximately $117,840 to our employees as part of the annual vesting of one-third of the 2011 RSU grants.

In conjunction with the resignation of Joseph B. Sacks as the Company’s Principal Accounting Officer and Controller, effective January 31, 2013, 4,358 restricted stock units were forfeited that were previously granted to him during his employment. The restricted stock units are available for future issuance under the Equity Plan. In addition, pursuant to a stock repurchase agreement by and between the Company and Mr. Sacks, on January 30, 2013, the Company repurchased 302 shares of its common stock owned by Mr. Sacks at fair market value of $7.50 per common share. The repurchased shares are available for future issuance.

Acquisitions

Calamar Senior Apartments Portfolio

Effective as of February 1, 2013, we acquired a 75% interest in a newly formed Limited Liability Company (“Care Cal JV LLC”) whose subsidiaries own two senior housing apartment buildings located in New York containing an aggregate 202 units. Affiliates of Calamar Enterprises, Inc. (“Calamar”), a full service real estate organization with construction, development, management, and finance and investment divisions, developed the properties and own a 25% interest in Care Cal JV LLC. Simultaneously with the acquisition, we entered into a management agreement with a term of ten years with affiliates of Calamar for the management of the properties. A joint venture agreement provides that the properties may be marketed for sale after a seven year lockout subject to additional provisions.

Care receives a preference on interim cash flows and sales proceeds and Calamar’s management fee is subordinate to such payments. The aggregate valuation of the properties was $23.3 million. The Company incurred approximately $0.1 million in transaction expenses during the year ended December 31, 2012 related to the Calamar transaction. These expenses are included in marketing, general and administrative expenses on the Consolidated Statements of Operations. In connection with the transaction, Care received a right of first offer to acquire four additional senior communities owned by Calamar.

The properties are encumbered by two separate loans from Liberty Bank with an aggregate debt balance of approximately $18.3 million (the “Calamar Loans”). One loan had a principal balance of approximately $7.7 million at the time of acquisition and amortizes over 30 years, with a fixed interest rate of 4.5% through maturity in February 2020. The second loan had a principal balance of approximately $10.6 million at the time of acquisition and also amortizes over 30 years, with a fixed interest rate of 4.0% through maturity in August 2019.

The Calamar Loans are secured by separate first priority deeds of trust on each of the properties. The Calamar Loans are non-recourse to the Company except for certain non-recourse carveouts (customary for transactions of this type), as provided in the related guaranty agreements for each Calamar Loan. Each Calamar Loan contains typical representations and covenants for loans of this type. A breach of the representations or covenants could result in a default under each of the Calamar Loans, which would result in all amounts owing under the applicable Calamar Loan to become immediately due and payable.

The Company, at the time of the issuance of these financial statements, is unable to make the disclosures required in ASC 805-10-50-2 as the initial accounting for the business combination between the Company and Calamar is incomplete. The required disclosures will be made in the Company’s subsequent quarterly filing on Form 10-Q following the completion of the acquisition.

Loan Investment

On March 1, 2013, we purchased the remaining approximately two-thirds interest (with a principal outstanding balance of approximately $21.8 million on the date of acquisition) in the syndicated loan in which we held an approximately one-third interest for approximately $17.3 million. See Note 4 to the consolidated financial statements for further description of the loan investment.

Dividend Declaration

On March 21, 2013, the Company declared a cash dividend of $0.135 per share of common stock with respect to the fourth quarter of 2012 that will be paid on April 18, 2013 to stockholders of record as of April 4, 2013.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We also have investments in unconsolidated entities which are not under our control. Consequently, our disclosure controls and procedures with respect to these entities are necessarily more limited than those we maintain with respect to our consolidated subsidiaries. Notwithstanding the foregoing, no matter how well a control system is designed and operated, it can provide only reasonable, not absolute, assurance that it will detect or uncover failures within our Company to disclose material information otherwise required to be set forth in our filings under the Exchange Act.

Our management, with the participation of our Chief Executive Officer, who is also our Principal Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of December 31, 2012. Based upon that evaluation, our Chief Executive Officer, who is also our Principal Financial Officer have concluded that, as of December 31, 2012, our disclosure controls and procedures were effective in causing material information relating to us to be recorded, processed, summarized and reported by management on a timely basis and ensuring the quality and timeliness of our public disclosures with SEC disclosure obligations.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), during the three months ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Our Independent auditor did not conduct an audit of or render any report with respect to our internal control over financial reporting as of December 31, 2012 because we are neither an accelerated filer nor a large accelerated filer.

ITEM 9B.	Other Information

None.

Part III

ITEM 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers

The background information regarding Mr. Barnes, the Executive Chairman of our Board of Directors, Mr. Kauffman, the Vice Chairman of our Board of Directors and Mr. Riso, our President and Chief Executive Officer, is below under “Directors.”

Directors

Set forth in the table below is the name, age, title and tenure of each director of the Company as of March 15, 2013, followed by a summary of each director’s background and principal occupations.

Name	Age	Director Since

Michael G. Barnes (Chairman of the Board)	46	2010
Geoffrey N. Kauffman (Vice Chairman of the Board)	54	2010
William A. Houlihan (Chairman of the Audit Committee & Lead Director)	57	2010
Jonathan Ilany	59	2010
Salvatore (Torey) V. Riso, Jr. (President and CEO)	50	2010
J. Rainer Twiford (Chairman of the Compensation, Nominating & Governance Committee)	60	2007
Jean-Michel (Mitch) Wasterlain	55	2011

Michael G. Barnes has been a member of our Board of Directors since August 2010, and he currently serves as the Chairman of our Board of Directors as well as the Executive Chairman of our Company and as a member of our Executive Committee. He is currently Executive Chairman of Tiptree Financial Partners, L.P. (“Tiptree”) and is a founding partner of Tricadia Holdings, L.P. (“Tricadia”) and its affiliated companies, which are privately held and provide investment management services. Tiptree is the ultimate parent of TREIT Management, LLC (“TREIT”), which provides advisory services to us pursuant to a Services Agreement (as discussed herein). Prior to the formation of Tricadia in 2003, Mr. Barnes spent two years as Head of Structured Credit Arbitrage within UBS Principal Finance LLC, a wholly owned subsidiary of UBS Warburg, which conducts proprietary trading on behalf of the firm. Mr. Barnes joined UBS in 2000 as part of the merger between UBS and PaineWebber Inc. Prior to joining UBS, Mr. Barnes was a Managing Director and Global Head of the Structured Credit Products Group of PaineWebber. Prior to joining PaineWebber in 1999, he spent 12 years at Bear, Stearns & Co. Inc., the last five of which he was head of their Structured Transactions Group. Mr. Barnes received his A.B. from Columbia College.

Mr. Barnes was selected and qualified to serve as a member of our Board of Directors because of his extensive experience in asset management, including the management of credit assets, real estate, and for his experience in developing emerging and transitional companies.

Geoffrey N. Kauffman has been a member of our Board of Directors since August 2010, and he currently serves as the Vice Chairman of our Board of Directors as well as the Executive Vice Chairman of our Company and as a member of our Executive Committee. He is currently the President and Chief Executive Officer of Tiptree. Tiptree is the ultimate parent of TREIT, which provides advisory services to us pursuant to a Services Agreement (as discussed herein). Beginning in 2005, Mr. Kauffman was a Managing Director of Tricadia where he was responsible for, among other things, launching businesses such as Tiptree. Mr. Kauffman was made a partner of Tricadia in 2011, and remains a partner though he does not engage in any investment advisory activities related to Tricadia. Prior to joining Tricadia, from 2002 to 2004, Mr. Kauffman was a partner with the Shidler Group in a similar capacity, with his primary focus being the development of a Credit Derivative Products Company (CDPC). Before joining the Shidler Group, from 1997 to 2001, Mr. Kauffman was involved in the launch of the CGA Group of companies, which originated financial guarantee contracts. From 1997 through 1999, he was the President, Chief Underwriting Officer and Principal Representative of CGA Bermuda, Ltd, the CGA Group’s Bermuda based insurance subsidiary. From 2000 to 2001, he was the President and Chief Executive Officer of CGA Investment Management. Prior to joining CGA, Mr. Kauffman was at AMBAC and the MBIA / AMBAC International joint venture in 1995 and 1996, where he helped develop their international structured finance department. Prior to AMBAC, from 1989 to 1995, Mr. Kauffman was with FGIC’s ABS group and helped establish that business, focusing on CDOs, asset backed securities and multi-seller conduit programs. Prior to FGIC, Mr. Kauffman worked in the Investment Banking Division of Marine Midland Bank (now HSBC), where he focused on middle-market mergers and acquisitions and structured finance. Mr. Kauffman holds a B.A. (Psychology) from Vassar College and an M.B.A. (Finance) from Carnegie Mellon University.

Mr. Kauffman was selected and qualified to serve as a member of our Board of Directors because of his significant and diverse experience in financial transactions, particularly credit transactions, and real estate, as well as his experience in developing emerging and transitional companies.

William A. Houlihan has been a member of our Board of Directors since August 2010, and he currently serves as Chairman of our Audit Committee and as our Lead Director. Mr. Houlihan has more than 30 years of business and financial experience. Since March 2013, Mr. Houlihan has been Chief Financial Officer of Amalgamated Bank. Since September 2009, he has served on the Board of Directors and as the financial expert on the Audit Committee of First Physicians Capital Group, Inc. (OTC: FPCG), a publicly-traded company that provides services to and owns investments in small hospitals. Since 1998, Mr. Houlihan has served on the Board of Directors of the James G. Houlihan Family Second Limited Partnership, a privately-held company that owns investments in commercial real estate assets. Mr. Houlihan served on the Board of Directors of SNL Financial, a privately-held company that maintains database financial information on financial institutions, REITs, energy, media and other companies, from November 2003 until June 2010. During an eight-year period from 2001 through 2008, Mr. Houlihan was a private investor while he served as transitional Chief Financial Officer for several distressed companies: Sixth Gear, Inc. from October 2007 to November 2008, Sedgwick Claims Management Services from August 2006 until January 2007, Metris Companies from August 2004 to January 2006, and Hudson United Bancorp from January 2001 to November 2003. Mr. Houlihan also worked as an investment banker at UBS from June 2007 to September 2007, J.P. Morgan Securities from November 2003 to July

2004, KBW, Inc. from October 1996 to January 2001, Bear, Stearns & Co., Inc. from April 1991 to October 1996, and Goldman Sachs & Co. from June 1981 to April 1991. He also held several auditing and accounting positions from June 1977 through June 1981. Mr. Houlihan received a B.S., Magna Cum Laude in Accounting in 1977 from Manhattan College, became licensed as a Certified Public Accountant in 1979, and received his M.B.A. in Finance in 1983 from New York University Graduate School of Business.

Mr. Houlihan was selected and qualified to serve as a member of our Board of Directors because of his diverse financial experience, including his service on the boards of directors of several small capitalization, high-growth companies, as chief financial officer of transitional public and privately-held companies and his extensive accounting background.

Jonathan Ilany has been a member of our Board of Directors since August 2010. He has been Chairman of the Board of Directors of Reliance First Capital, a privately owned mortgage company, since 2008. Since November 2011, Mr. Ilany has served as a director of Rescap, a subsidiary of Ally Bank. Since 2005, Mr. Ilany has been a private investor and passive partner at Mariner Investment Group. Mr. Ilany was a partner at Mariner Investment Group from 2000-2005, responsible for hiring and setting up new trading groups, overseeing risk management, and he was a senior member of the Investment Committee and Management Committee of the firm. From 1996-2000, Mr. Ilany was a private investor. From 1982-1995, Mr. Ilany was an employee of Bear Stearns & Co, of which he was nominated to the Board of Directors in 1988. From 1980-1982, Mr. Ilany worked at Merrill Lynch. From 1971-1975, Mr. Ilany served in the armored corps of the Israeli Defense Forces and he was honorably discharged holding the rank of First Lieutenant.

Mr. Ilany was selected and qualified to serve as a member of our Board of Directors because of his extensive experience in overseeing risk management and serving on the investment committee and management committee of a major investment firm, serving on the board of directors of various companies and his experience with investing in real estate and real estate-related assets.

Salvatore (Torey) V. Riso Jr. has served as our President and Chief Executive Officer since December 2009, and has been a member of our Board of Directors since November 2010 and also serves on our Executive Committee. Mr. Riso formerly served as our Secretary and Chief Compliance Officer from February 2008 until December 2009. He was employed by CIT Group from September 2005 through November 2010, serving as Senior Vice President and Chief Counsel of CIT Corporate Finance from March 2007 to November 2010. Prior to his position at CIT Corporate Finance, Mr. Riso served as Chief Counsel for CIT Healthcare LLC, our former external manager (“CIT Healthcare”), and CIT Commercial Real Estate. Between 1997 and 2005, Mr. Riso was in private legal practice in the New York office of Orrick Herrington & Sutcliffe LLP, where he worked in Orrick’s global finance practice group. Mr. Riso received a B.A. in economics and history cum laude from UCLA, as well as a J.D. from the Loyola Law School of Los Angeles.

Mr. Riso was selected and qualified to serve as a member of our Board of Directors because of his experience in legal and finance matters and because of his intimate knowledge of our Company.

J. Rainer Twiford has been a member of our Board of Directors since the consummation of our initial public offering in June 2007 and currently serves as Chairman of our Compensation, Nominating and & Governance Committee. Since 1999, Mr. Twiford has been president of Brookline Partners, Inc., an investment advisory company. Prior to joining Brookline Partners, Mr. Twiford was a partner of Trammell Crow Company from 1987 until 1991. Mr. Twiford is currently a director of IPI, Inc. and Tracon Pharmaceuticals, and previously served on the Board of Directors of a children’s behavioral health company. Mr. Twiford received a B.A. and a Ph.D. from the University of Mississippi, an M.A. from the University of Akron and a J.D. from the University of Virginia.

Mr. Twiford was selected and qualified to serve as a member of our Board of Directors because of his extensive, high-level experience in the financial industry.

Jean-Michel (Mitch) Wasterlain has been a member of our Board of Directors since September 2011. Since January 2013, Mr. Wasterlain has been a Managing Partner of Vanguardia Partners, a real estate investment and development firm. From July 2010 to December 2012, Mr. Wasterlain was a Managing Partner and Founder of Slate Realty Capital, a real estate merchant banking firm focused on three primary business lines including advisory services, debt and equity capital sourcing and principal investments. Prior to forming Slate Realty Capital, Mr. Wasterlain was President and CEO of ORIX Capital Markets, the US real estate and structured finance arm of ORIX Corporation (NYSE: ORIX). At ORIX, he was responsible for all investments in real estate debt, equity, and securities, as well as its special servicing business. In 2002, Mr. Wasterlain joined NorthStar Capital Investment to create a real estate debt investment platform, which led to the IPO of NorthStar Realty Finance Corporation (NYSE: NRF), a public REIT, in 2004. He served as Chief Investment Officer of NRF and President of NS Advisors and had direct responsibility for the securities investment business and for NRF’s capital markets financing activities. Prior to joining NorthStar, Mr. Wasterlain was a Managing Director of CGA Investment Management responsible for its real estate investment activities from 1996 to 2001, and previously worked in distressed real estate investing at ING Barings and in real estate investment banking at Lehman Brothers. Mr. Wasterlain holds an MBA from the Wharton School and a B.A. in Economics with Honors and Distinction from Stanford University. He is a Founding Member of the Board of Governors of the CRE Finance Council (formerly CMSA).

Mr. Wasterlain was selected and qualified to serve as a member of our Board of Directors because of his extensive, high-level experience in the financial services and real estate industries.

Audit Committee

Our Board of Directors has established an audit committee that meets the definition provided by Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. As set forth in the Company’s Audit Committee Charter, the Audit Committee is comprised of three of our independent directors: Messrs. Houlihan, Ilany and Twiford. Additionally, our Audit Committee members satisfy the definition of independence imposed by the NYSE Listed Company Manual and Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “1934 Act”). Mr. Houlihan became Chairman of the committee in August 2010, and has been determined by our Board of Directors to be an “audit committee financial expert” as that term is defined in the 1934 Act.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and persons who own more than 10% of a registered class of our equity securities are required to furnish us with copies of all Section 16(a) forms that they file. To our knowledge, based solely on our review of the copies of such reports furnished to us, all Section 16(a) filing requirements applicable to our executive officers, directors and persons who own more than 10% of a registered class of our equity securities were filed on a timely basis.

Code of Business Conduct, Code of Ethical Conduct and Board Committee Charters

Our Board of Directors has adopted a Code of Business Conduct and Ethics that applies to our directors, executive officers (including our principal executive officer and principal financial and accounting officer) and employees, as well as employees of TREIT or its affiliates that provide services to us. The Code of Business Conduct and Ethics was designed to assist our directors, executive officers and employees, as well as employees of TREIT or its affiliates that provide services to us, in complying with the law, resolving moral and ethical issues that may arise and in complying with our policies and procedures. Among the areas addressed by the Code of Business Conduct and Ethics are compliance with applicable laws, conflicts of interest, use and protection of our Company’s assets, confidentiality, communications with the public, accounting matters, record keeping and discrimination and harassment. In addition, we have a Code of Ethical Conduct that applies to our senior officers and financial managers. The Code of Ethical Conduct provides principles to which senior officers and financial managers are expected to adhere and advocate, rules regarding individual and peer responsibilities, and responsibilities to other employees, us, the public and other stockholders. Like the Code of Business Conduct and Ethics, it is designed to assist the senior officers and financial managers comply with the law and resolve moral and ethical issues that may arise.

Our Code of Business Conduct and Ethics and our Code of Ethical Conduct are available on our website at http://www.carereit.com. Any amendment to or waiver of the Code of Business Conduct and Ethics or the Code of Ethical Conduct for a director, executive officer, officer or employee, as applicable, will be promptly disclosed to stockholders through the distribution of a press release, disclosure on our website and/or disclosure on a Current Report on Form 8-K or other comparable method.

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

ITEM 11.	Executive Compensation.

EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth information regarding the compensation paid to our executive officers by us in 2012 and 2011.

Summary Compensation Table 2012

				Stock	All Other
		Salary	Bonus	Awards(1)	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)

Salvatore (Torey) V. Riso, Jr.(2)	2011	$250,000	$265,000	$275,000	—	$790,000
President and Chief Executive Officer	2012	250,000	250,000	100,000	22,846	622,846

Steven M. Sherwyn(3)	2011	200,000	200,000	200,000	—	600,000

Chief Financial Officer and Treasurer	2012	100,000	—	—	8,308	108,308

(1)	Amounts recognized by the Company for financial statement reporting purposes in the fiscal years ended December 31, 2012, and December 31, 2011. See Note 10 to the Consolidated Financial Statements. In accordance with SEC rules, estimates of forfeitures related to service-based conditions have been disregarded.
(2)	The stock awards in the table above includes 42,308 restricted stock units issued to Mr. Riso on January 3, 2012 that had a grant date fair value of $275,000 based on our closing stock price on December 30, 2011 of $6.50 per share and was recognized by the Company as compensation expense for the fourth quarter of 2011 and 13,333 restricted stock units issued to Mr. Riso on December 31, 2012, that had a grant date fair value of approximately $100,000 based on our closing stock price on December 31, 2012 of $7.50 per share and was recognized by the Company as compensation expense for the fourth quarter of 2012. Each of the restricted stock unit awards vest annually in three equal installments on each of the grant date anniversaries upon continuous employment from the grant date until each of the respective grant date anniversaries. Other compensation in the table above represents dividend equivalent payments made on restricted stock units held by Mr. Riso.
(3)	The stock awards in the table above includes 30,769 restricted stock units issued to Mr. Sherwyn on January 3, 2012, that had a grant date fair value of $200,000 based on our closing stock price on December 30, 2011 of $6.50 per share and was recognized by the Company as compensation expense for the fourth quarter of 2011. Each of the restricted stock unit awards vest annually in three equal installments on each of the grant date anniversaries upon continuous employment from the grant date until each of the respective grant date anniversaries. Other compensation in the table above represents dividend equivalent payments made on restricted stock units held by Mr. Sherwyn. Mr. Sherwyn resigned as our Chief Financial Officer and Treasurer in June 2012 and per the terms of the restricted stock unit awards, all 30,769 restricted stock units were forfeited effective upon his resignation. Additionally, upon his resignation, the Company repurchased 10,000 shares previously issued to Mr. Sherwyn.

Narrative to Summary Compensation Table for 2012

The following discussion is intended to be read as a supplement to the “Summary Compensation Table” as well as the footnotes to such tables.

Employment Agreements

Beginning in November 2010 in conjunction with our transition from an externally managed REIT to a REIT with a hybrid structure, including internal management and a Services Agreement with TREIT, we entered into Employment Agreements with each of our named executive officers. We have summarized the material terms of these executive Employment Agreements under the caption “Executive Compensation — Potential Payments Upon Termination or Change in Control.” Mr. Sherwyn’s employment agreement is no longer in effect due to his resignation in June 2012.

Procedures for Compensation Decisions

At least annually, the CNG Committee establishes our corporate goals and objectives relevant to our Chief Executive Officer’s compensation, and reviews the Chief Executive Officer’s performance in light of such goals and objectives and evaluates and approves the performance of, and the compensation paid by the Company to, the Chief Executive Officer in light of such goals and objectives. In addition, the CNG Committee evaluates the compensation packages that are paid or awarded to our Chief Executive Officer and determines the appropriate elements of such compensation packages. With respect to the compensation of our executive officers other than the Chief Executive Officer, the Compensation Committee works with the Chief Executive Officer to conduct these evaluations. To this end, the Chief Executive Officer completes an evaluation of our other executive officers, makes recommendations regarding the compensation of the other executive officers, officers and employees and presents his evaluations and compensation recommendations to the Compensation Committee for its review.

Compensation Mix — 2012 Executive Compensation Program

Our 2012 executive compensation program consisted of three components, which are designed to be consistent with our compensation objectives: (i) base salary; (ii) annual cash performance bonus; and (iii) annual equity performance bonus, which are long-term equity incentive compensation awards. In structuring the 2012 executive compensation packages, the Board of Directors and the CNG Committee considered how each component promotes recruitment and retention of high-quality executive personnel and motivates our management team to meet and exceed corporate goals and objectives and, ultimately, enhance stockholder value. Some of the compensation elements, such as base salaries and annual cash performance bonuses, are paid on a short-term or current basis. Other elements, such as the annual equity performance bonuses are subject to multi-year vesting schedules, and are paid over a longer-term basis. We believe this mix of short-and long-term compensation allows us to achieve our goals of attracting, retaining and motivating our top executive officers. A substantial portion of the cash-based compensation is comprised of an annual cash bonus that is dependent on each of our executive officers’ performance and the performance of the Company as a whole.

Base Salary: We set base salaries at levels that compensate executive officers for their skill, experience and contributions to our Company. In 2012, Mr. Riso received a base salary of $250,000 and Mr. Sherwyn received a base salary of $100,000 through the date of his resignation as Chief Financial Officer and Treasurer of the Company in June 2012.

Annual Cash Performance Bonus: Annual cash bonuses are primarily intended to motivate executive officers to achieve specific operational and financial objectives. The Employment Agreements entered into by our executive officers provide for annual cash bonus guidelines that range from $200,000 to $300,000 for Mr. Riso and from $100,000 to $200,000 for Mr. Sherwyn. For 2012, the targets set by the CNG Committee were primarily driven by the continued implementation and execution of the Company’s articulated strategy to develop relationships with best-in-class regional operators that would enable the Company to develop a strong pipeline of acquisition prospects for deployment of its cash. For 2012, Mr. Riso received a cash performance bonus of $250,000 and Mr. Sherwyn received no cash performance bonus as a result of his departure in June 2012.

Annual Equity Performance Bonus: Annual equity bonuses are long-term compensation awards designed to align the interests of our executive officers with those of our stockholders. The equity awards granted to our executive officers are generally subject to time-based vesting requirements designed to promote the retention of management and are intended to align the long-term performance and interests of management to that of our stockholders. The Employment Agreements entered into by our executive officers provide for annual equity bonus guidelines that range from $125,000 to $375,000 for Mr. Riso and from $150,000 to $250,000 for Mr. Sherwyn. The methodology upon which the annual equity bonuses are awarded are the same as those for annual cash bonuses. Such long-term equity incentive compensation awards may consist of restricted stock, stock options, stock appreciation rights or other types of equity bonus awards, as determined by the CNG Committee and awarded pursuant to the 2007 Care Investment Trust Inc. Equity Plan (the “Equity Plan”) or any other equity incentive plan in effect at the time. For 2012, Mr. Riso received an equity performance bonus of approximately $100,000 awarded in the form of restricted stock units that vest annually in three equal installments on each of the grant date anniversaries beginning December 31, 2013 upon continuous employment from the grant date until each of the respective grant date anniversaries. For 2012, Mr. Sherwyn received no equity performance bonus as a result of his departure in June 2012. Upon his departure, Mr. Sherwyn forfeited all of the 30,769 restricted stock units that he held at the time of his resignation, and the Company repurchased 10,000 shares previously issued to Mr. Sherwyn.

Outstanding Equity Awards at Fiscal Year End for 2012

The following table sets forth certain information with respect to all outstanding Care equity awards held by each named executive officer at the end of the fiscal year ended December 31, 2012.

	Stock Awards
Name	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

Salvatore (Torey) V. Riso, Jr. (1)	55,641	$417,308	—	—

Steven M. Sherwyn(2)	0	0	—	—

(1)	On January 3, 2012, 42,308 restricted stock units were issued to Mr. Riso that had a fair value of $275,000 based on our closing stock price on December 30, 2011 of $6.50 per share and 13,333 restricted stock units issued to Mr. Riso on December 31, 2012, that had a grant date fair value of approximately $100,000 based on our closing stock price on December 31, 2012 of $7.50 per share. Each of the restricted stock unit awards vest annually in three equal installments on each of the grant date anniversaries upon continuous employment from the grant date until each of the respective grant date anniversaries.
(2)	On January 3, 2012, 30,769 restricted stock units were issued to Mr. Sherwyn that had a fair value of $200,000 based on our closing stock price on December 30, 2011 of $6.50 per share that were to vest annually in three equal installments on each of the issue date anniversaries beginning January 3, 2013 upon continuous employment from the issue date until each of the respective issue date anniversaries. Mr. Sherwyn resigned as Chief Financial Officer and Treasurer of Care in June 2012. Upon his departure, he forfeited all of the 30,769 restricted stock units that he held at the time of his resignation.

Option Exercises and Stock Vested

We have not granted any stock options. No executive officer’s restricted shares vested during the fiscal year ended December 31, 2012.

Retirement Plans

Our executive officers and other members of our Company are eligible to participate in a 401(k) plan up to the maximum amount permitted under the Internal Revenue Code of 1986, as amended, or the Code.

Termination and Change-in-Control Arrangements

Under the Employment Agreements, our executive officers are entitled to payments and benefits upon the occurrence of specified events including termination of employment. The specific terms of these arrangements are discussed under the heading “Potential Payments Upon Termination or Change in Control.” The terms of these arrangements were negotiated as a part of the Employment Agreements and were considered reasonable in light of our intention to retain Mr. Riso and recruit Mr. Sherwyn to join our Company.

Pension Benefits

Our named executive officers received no benefits in fiscal year 2012 from us under defined pension or defined contribution plans.

Nonqualified Deferred Compensation

Our Company does not have a nonqualified deferred compensation plan that provides for deferral of compensation on a basis that is not tax-qualified for our named executive officers.

Other Plans, Perquisites and Benefits

\With limited exceptions, the CNG Committee’s policy is to provide benefits to executive officers that are substantially the same as those offered to other officers and employees of our company. In 2011 and 2012, we did not provide our executive officers with any perquisites or personal benefits.

Potential Payments Upon Termination or Change in Control

Severance and Other Benefits Upon Termination of Employment

As described above, the Employment Agreements we have entered into with our executive officers provide that our executive officers will receive a base salary, a one-time incentive payment, an annual cash performance bonus (if certain performance metrics are achieved) and an annual equity performance bonus (if certain performance metrics are achieved), and allow the executive officers to participate in benefit plans and retirement plans of the Company that are generally available to the other officers and employees of the Company. The term of each Employment Agreement ends on December 31, 2013; thereafter, the employment period shall be automatically extended for subsequent one-year periods unless written notice to the contrary is given by either Care or the executive officer at least ninety days prior to the expiration of the employment or renewal period. However, the employment period is subject to earlier termination. The circumstances under which early termination is possible and the payments the executive officers will receive upon termination are discussed in more detail below.

The executive officers agreed that during their employment and for two years following the date of termination, the executive officers shall not, directly or indirectly, solicit or induce any officer, director, employee, consultant, agent or joint venture partner of the Company or any of its affiliates to terminate his, her or its employment or other relationship with the Company or any of its affiliates for the purposes of associating with any competitor of the Company or any of its affiliates. Additionally, the executive officers agreed that for the one-year period following the termination of their employment by either party for any reason (other than (i) expiration of the term of the Employment Agreement due to the Company’s notice not to renew the Employment Period, (ii) termination by the Executive with Good Reason, or (iii) termination by the Company or the Executive without cause), he will not engage, directly or indirectly, whether as principal, agent, representative, consultant, employee, partner, stockholder, limited partner, other investor or otherwise, within the United States, in any business that competes directly with the principal businesses conducted by the Company as of the date of termination, as defined in the Employment Agreements. The executive officers have also agreed that they will hold in confidence for the benefit of the Company, all of the information and business secrets in respect of the Company and its affiliates, and they will not, at any time before or after their employment ends, willfully use, disclose or divulge any such information, with a few limited exceptions as set forth in the Employment Agreements. Additionally, they have agreed that any Intellectual Property developed by them during their employment is, and will always remain, solely the property of the Company and that the executive officers shall have no rights to such Intellectual Property.

The Employment Agreements contain certain definitions and provisions that permit us to terminate the executive officers for or without “cause,” which is generally defined to mean that any of the following events occurred:

(i) the conviction of, or a plea of nolo contendere by, the executive officers for the commission of: (1) a felony, (2) any crime involving moral turpitude, deceit, dishonesty or fraud or (3) any crime resulting in the executive officer’s incarceration which our Board of Directors determines to be detrimental to the best interests of the Company;

(ii) continuing willful failure by the executive officer for ten business days to substantially perform his duties under the Employment Agreement (other than such failure resulting from the executive officer’s incapacity due to physical or mental illness or subsequent to the issuance of a notice of termination by executive for good reason) after demand for substantial performance is delivered by the Company in writing that specifically identifies the manner in which the Company believes the executive officer has not substantially performed his duties; or

(iii) the executive officer’s theft or fraud relating to the executive officer’s employment or the business of the Company or its subsidiaries, willful misconduct that is injurious to the Company or its subsidiaries, or willful violation of any law, rule, regulation or policy with respect to a material aspect of the business of the Company.

Under the Employment Agreements, an executive officer may terminate his employment for “good reason” within thirty days after the occurrence, without his written consent, of one of the following events that has not been cured within ten business days after written notice thereof has been given by the executive officer to the Company:

(i) the assignment to the executive officer of duties materially inconsistent with his status as, or removal of any title of Chief Executive Officer and President (for Mr. Riso) or Chief Financial Officer (for Mr. Sherwyn);

(ii) the Executive Officer is directed to directly report to a person other than the Chief Executive Officer (in the case of Mr. Sherwyn), the Board of Directors or a committee thereof (unless the Employment Agreement is assigned to an external management company);

(iii) a reduction by the Company in the executive officer’s base salary, annual cash bonus opportunity or annual equity bonus opportunity, or a material failure by the Company to pay or provide any base salary or contractually committed cash or equity bonus payment or amounts when due;

(iv) the requirement by the Company that the principal place of performance of the executive officer’s services be at a location more than 50 miles from the primary office of the executive officer as of the effective date of the Employment Agreement; or

(v) a material failure by the Company to comply with any material provision of the Employment Agreement.

If the executive officers’ employment is terminated for any reason (including the Company’s notice not to renew the Employment Period and a termination by an executive officer for good cause), except for a termination due to the executive officer’s notice not to renew the employment or renewal period upon expiration of the term of employment, by us for cause, or by the executive officer without a good reason or on account of death or disability, the executive officers will be entitled to the following from us not later than 30 days after the date of termination (or such earlier time as may be required by applicable law): (i) Base Salary (at the rate in effect at the time notice of termination is given) through the date of termination to the extent theretofore unpaid, (ii) the value of any vacation days earned but unused through the date of termination, and (iii) reimbursement for all business expenses properly incurred in accordance with Company policy prior to the date of termination and not yet reimbursed by the Company (collectively, the “Accrued Obligations”). The executive officer shall also be entitled to: (i) the greater of (1) 12 months or (2) the number of whole months between the termination date and February 1, 2013 of such executive officer’s base salary at the rate in effect at the time of termination from us not later than 30 days after the date of termination; (ii) health benefits until the earlier of (1) the 12 month anniversary of the date of termination and (2) the date upon which executive receives similar health benefits or is eligible to receive them from a subsequent employer; (iii) full vesting of the Company’s equity awards as of the termination date and (d) continuing exercisability of all stock options and stock appreciation rights for the lesser of (1) 12 months after the date of termination or (2) the remainder of their term.

If our executive officers’ employment terminates on account of death or disability, the executive officers or their estates shall be entitled to the following (as defined in the respective Employment Agreements): (i) the Accrued Obligations from us not later than 30 days after the date of termination (or such earlier time as may be required by applicable law); (ii) not later than 30 days after the date of termination, a pro-rated Annual Cash Bonus and Annual Equity Bonus based upon the number of days in the year of termination through the date of termination relative to 365 days, assuming for such purposes the performance targets applicable to the Annual Cash Bonus and the Annual Equity Bonus have been satisfied at the Target Bonus Level for the year in which the date of termination occurs; (iii) health benefits for 12 months following the date of termination; (iv) full vesting of all Company equity awards as of the date of termination; and (v) continuing exercisability of all stock options and stock appreciation rights for the lesser of (1) 12 months after the date of termination or (2) the remainder of their term.

If our executive officers are terminated due to the executive officer’s notice not to renew the employment period or renewal period upon expiration of their term of employment, by us for cause or if our executive officer’s employment shall be terminated by the executive officer without Good Reason, the executive officers will be entitled to the Accrued Obligations from us not later than 30 days after the date of termination (or such earlier time as may be required by applicable law) and the Company shall have no additional obligations to the executive officers.

In addition to the benefits described above, upon termination of employment with us, the executive officers are generally entitled to amounts or benefits earned or accrued during the term of employment, including earned salary. We have calculated the amount of any potential payments as if the termination occurred on December 31, 2012 and therefore used the closing price of our common stock as reported on the OTCQX on December 31, 2012, the last trading day of 2012.

In providing the estimated potential payments, we have made the following general assumptions in all circumstances where applicable:

•	The date of termination is December 31, 2012;

•	There is no accrued and unpaid salary;

•	Executive officers are entitled to termination benefits, including those provided for in the Employment Agreements;

•	The annual base salaries at the time of termination is equal to the annual base salaries effective as of December 31, 2012;

•	There is no unpaid bonus for 2012;

•	There is no unused vacation time;

•	Our cost of continued healthcare benefits is constant over the benefit period;

•	There is no unpaid reimbursement for expenses incurred prior to the date of termination.

Estimated Potential Payments upon Termination(1)

Executive Officer	Benefit	Executive Officer’s Notice not to Renew upon Expiration of Term; Termination by the Company for Cause or by Executive without Good Reason	Termination by Death; Disability		Expiration of the Term of the Employment Agreement due to the Company’s notice not to renew; Termination by the Company Without Cause or by Executive for Good Reason

Salvatore (Torey) V. Riso, Jr.	Base Salary	$—	$—		$250,000

	Healthcare	—	22,825		22,825
	Vesting of Stock	—	417,300	(2)	417,300	(2)
	Total	$0	$440,125		$690,125

(1)	Mr. Sherwyn, our former Chief Financial Officer and Treasurer, resigned in June 2012 and, therefore, is not included herein. In connection with his resignation, Mr. Sherwyn forfeited all of the 30,769 restricted stock units that he held at the time of his resignation. Mr. Sherwyn did not receive any compensation in connection with his resignation. Upon his departure, the Company repurchased 10,000 shares previously issued to Mr. Sherwyn.
(2)	The stock vesting in the table above for Mr. Riso includes, as per the terms of his Employment Agreement (which supersedes the terms under the restricted stock unit awards), the vesting of 42,308 restricted stock units issued to Mr. Riso on January 3, 2012 and 13,333 restricted stock units issued to Mr. Riso on December 31, 2012, that had a fair value of approximately $417,300 based on our closing stock price on December 31, 2012 of $7.50 per share.

Severance and Other Benefits Upon Change of Control

As per the RSU agreements, pursuant to the award of 42,308 restricted stock units granted to Mr. Riso on December 30, 2011 and the award of 13,333 restricted stock units granted to Mr. Riso on December 31, 2012, if the Company experiences a Change in Control (as defined in the Company’s Equity Plan) prior to the time that any outstanding RSU’s have vested, such unvested RSU’s that have not been previously forfeited shall immediately vest and be settled upon the effective date of the Change in Control, provided that such officer is then employed by the Company.

Director Compensation

The following table sets forth information regarding the compensation paid to, and the compensation expense we recognized, with respect to our Board of Directors during the fiscal year ended December 31, 2012:

	Fees Earned or Paid in Cash	Stock Awards	Total
Name	($)	($)(1)	($)

Michael G. Barnes (2)	$—	$—	$—

William A. Houlihan (3)	46,684	28,316	75,000

Jonathan Ilany	35,011	14,989	50,000

Geoffrey N. Kauffman (4)	—	—	—

Salvatore (Torey) V. Riso, Jr. (5)	—	—	—

J. Rainer Twiford (6)	45,014	24,986	70,000

Jean-Michel (Mitch) Wasterlain (7)	40,014	24,986	65,000

(1)	Amounts recognized by the Company for financial statement reporting purposes in the fiscal year ended December 31, 2012 in accordance with Accounting Standards Codification 718 — Compensation — Stock Compensation. See Note 2 to the consolidated financial statements. In accordance with SEC rules, estimates of forfeitures related to service-based conditions have been disregarded. Each director, except for Messrs. Barnes, Kauffman, and Riso, receives an annual retainer of $50,000 payable 70% in cash and 30% in immediately vested shares of our common stock. These shares are granted in arrears and are based on the closing price of our common stock on the last business day of each quarter. The grant date fair market value of our common stock as of the ends of each of the fiscal quarters in 2012 were $7.05, $6.99, $7.10 and $7.50, respectively.
(2)	Mr. Barnes receives no annual retainer in connection with his service on our Board of Directors.
(3)	Includes compensation of $20,000 that was paid one-third in cash and two-thirds in stock in connection with Mr. Houlihan’s participation in the Special Committee formed by the Company to evaluate the Contribution Transactions.
(4)	Mr. Kauffman receives no annual retainer in connection with his service on our Board of Directors.
(5)	Mr. Riso receives no annual retainer in connection with his service on our Board of Directors.
(6)	Includes compensation of $15,000 that was paid one-third in cash and two-thirds in stock in connection with Mr. Twiford’s participation in the Special Committee formed by the Company to evaluate the Contribution Transactions.
(7)	Includes compensation of $15,000 that was paid one-third in cash and two-thirds in stock in connection with Mr. Wasterlain’s participation in the Special Committee formed by the Company to evaluate the Contribution Transactions.

Each independent director receives an annual retainer of $50,000. The annual retainer payable to our independent directors is payable quarterly in arrears, 70% in cash and 30% in immediately vested shares of our common stock. Any portion of the annual retainer that an independent director receives in stock is granted pursuant to our 2007 Equity Plan.

The Chairs of our Audit Committee and our CNG Committee are each entitled to receive an additional annual retainer of $5,000. These additional retainer amounts paid to our committee chairs are payable in cash. In addition, we reimburse all directors for reasonable out-of-pocket expenses incurred in connection with their services on our Board of Directors.

In addition, as described in the footnotes to the table above, the chairman of the Special Committee was awarded $20,000 (one-third payable in cash and two-thirds payable in shares of fully-vested common stock), and the other two members of the Special Committee were each awarded $15,000 (one-third payable in cash and two-thirds payable in shares of fully-vested common stock), as compensation for their services evaluating the fairness of the Contribution Agreement and related transactions.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of our common stock, as of March 15, 2013, for (1) each person known to us to be the beneficial owner of more than 5% of our outstanding common stock, (2) each of our directors, (3) each of our executive officers as of March 15, 2013 (including Mr. Sherwyn who resigned in June 2012) and (4) our directors and named executive officers as a group. Except as otherwise described in the notes below, the following beneficial owners have sole voting power and sole investment power with respect to all shares of common stock set forth opposite their respective names.

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

Unless otherwise indicated, the reporting person has sole voting and investment power. Unless otherwise indicated, the business address for each beneficial owner listed below shall be c/o Care Investment Trust Inc., 780 Third Avenue, 21st Floor, New York, New York 10017.

Name	Amount and Nature of Beneficial Ownership of Common Stock	Percent of Total(1)
Greater than 5% Stockholders
Tiptree Financial Partners, L.P. (2)(3)	9,930,075	91.2%

Directors
Michael G. Barnes (2)(3)	10,002,364	91.8%
Geoffrey N. Kauffman	0	*
William A. Houlihan	5,535	*
Jonathan Ilany	5,674	*
Salvatore (Torey) V. Riso, Jr. (4)	51,016	*
J. Rainer Twiford	7,007	*
Jean-Michel (Mitch) Wasterlain	4,004	*

Executive Officers
Steven M. Sherwyn(5)	0	*

All Directors and Executive Officers as a Group (8 Persons) (6)	10,117,140	92.9%

*	The percentage of shares beneficially owned does not exceed one percent of the total shares of our common stock outstanding.
(1)	As of March 15, 2013, 10,241,660 shares of common stock were issued and outstanding. The percent of total for all of the persons listed in the table above is based on 10,894,160 shares of common stock, which consists of 10,241,660 shares of our outstanding common stock plus 652,500 shares issuable pursuant to a warrant held by Tiptree.
(2)	As disclosed in the Schedule 13D filed on August 23, 2010 as amended by Amendment No. 1 filed July 10, 2012 and Amendment No. 2 filed January 3, 2013, Tiptree is deemed, pursuant to Rule 13d-3 of the Securities Exchange Act of 1934, as amended, to hold shared voting and dispositive power over 9,930,075 shares of our common stock. Mr. Barnes, as chairman and a significant limited partner of Tiptree, has shared power to dispose of and vote the 9,930,075 shares beneficially owned by Tiptree. Mr. Barnes is deemed to indirectly own 72,289 shares of our common stock issued as partial payment of the incentive fee due under the Services Agreement between the Company and TREIT held by Tricadia. Tricadia Holdings GP, LLC (“Tricadia Holdings GP”), as general partner of Tricadia, is deemed to have shared voting and dispositive power over the shares held by Tricadia. Likewise, Mr. Barnes, as managing partner of Tiptree Holding, is deemed to have shared voting and dispositive power over the shares held by Tricadia. Mr. Barnes has disclaimed beneficial ownership of these securities except to the extent of his pecuniary interest.
(3)

In consideration of the amendment to the Management Agreement between the Company and CIT Healthcare, we granted our former Manager a warrant (the “2008 Warrant”) to purchase 435,000 shares of the Company’s common stock at $17.00 per share under the Company’s 2007 Manager Equity Plan (the “Manager Equity Plan”). The 2008 Warrant, which is immediately exercisable, expires on September 30, 2018 (see “Certain Relationships and Related Transactions — Transactions with Related Persons” below). As part of the Tiptree Transaction, as defined herein, Tiptree acquired the 2008 Warrant from CIT Healthcare for

$100,000, and the terms of the 2008 Warrant were subsequently adjusted to provide for the purchase of 652,500 shares of the Company’s common stock at $11.33 per share as a result of the three-for-two stock split announced by the Company in September 2010. The Warrant provides the right for Mr. Barnes, who is deemed to have shared voting and dispositive power over the shares of common stock underlying the Warrant held by Tiptree, to acquire 652,500 shares of the Company’s common stock within 60 days of March 15, 2013.
(4)	Excludes 28,207 restricted stock units issued to Mr. Riso in January 2012 and 13,333 restricted stock units issued to Mr. Riso in December 2012, which vest annually in equal installments on each of the issue date anniversaries upon continuous employment from the issue date until each of the respective issue date anniversaries. In connection with the vesting of one-third of the 42,308 restricted stock units on January 3, 2013, 5,190 shares of common stock were withheld by the company in January 2013 to satisfy tax obligations of Mr. Riso. Mr. Riso is also an executive officer as President and Chief Executive Officer of Care.
(5)	Mr. Sherwyn resigned as Chief Financial Officer and Treasurer of Care in June 2012. Upon his departure, Mr. Sherwyn forfeited 30,769 restricted stock units and the Company repurchased 10,000 shares from Mr. Sherwyn.
(6)	None of the shares beneficially owned by our directors or executive officers have been pledged as security for an obligation.

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2012, relating to our equity compensation plans pursuant to which shares of our common stock or other equity securities may be granted from time to time.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
2007 Equity Plan (1)	102,984	N/A	(2)	156,606
2007 Manager Equity Plan (3)	652,500	$11.33		134,629
Equity compensation plans not approved by security holders	N/A	N/A		N/A

Total	755,484	$11.33		291,235

(1)	Our 2007 Equity Plan was adopted by our sole stockholder prior to our initial public offering on June 22, 2007.
(2)	Does not account for the potential 102,984 shares of common stock that may be issued when the restricted stock units granted pursuant to the Equity Plan vest.
(3)	Our 2007 Manager Equity Plan was adopted by our sole stockholder prior to our initial public offering on June 22, 2007. The number of shares in Column (a) represents shares issuable upon exercise of a warrant that we granted to our former Manager, CIT Healthcare, on September 30, 2008. On March 16, 2010, our former Manager entered into a warrant purchase agreement with Tiptree, pursuant to which, our former Manager sold its warrant to purchase 435,000 shares of our common stock (which was subsequently adjusted to reflect the Company’s three-for-two stock split announced in September 2010 and is currently exercisable into 652,500 shares of the Company’s common stock at an exercise price of $11.33 per share) to Tiptree upon the closing of the Tiptree Transaction. See “Certain Relationships and Related Transactions” below.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

Director Independence

Our Board of Directors has determined that a majority of the Board of Directors is composed of directors who meet the independence requirements included in the New York Stock Exchange (“NYSE”) Listed Company Manual. Messrs. Houlihan, Ilany, Twiford and Wasterlain, representing a majority of the Board of Directors, are independent pursuant to the independence standards of the NYSE. For a director to be considered independent, the Board must affirmatively determine that the director has no material relationship with Care (either directly or as a partner, stockholder, or officer of an organization that has a relationship with Care). In assessing the materiality of a director’s relationship with Care, the Board broadly considers all relevant facts and circumstances, not only from the standpoint of the director, but also that of persons or organizations with which the director has an affiliation. The Board considers the following criteria, among others, in determining whether a director qualifies as independent:

•	The director cannot have been an employee, or have an immediate family member who was an executive officer, of Care during the preceding three years;

•

The director cannot receive, or have an immediate family member who has received at any time during the previous three years, more than $100,000 during any twelve-month period in direct compensation from Care, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent on continued service);

•

The director cannot be affiliated with or employed by, or have an immediate family member who was affiliated with or employed in a professional capacity by, a present or former internal or external auditor of Care or any of its consolidated subsidiaries during the preceding three years;

•

The director cannot be employed, or have an immediate family member who was employed, as an executive officer of another company where any of Care’s present executives has served on such company’s compensation committee during the preceding three years; and

•

The director cannot be an executive officer or an employee, or have an immediate family member who was an executive officer, of a company that made payments to or received payments from Care for property or services in an amount per year in excess of the greater of $1 million or 2% of such company’s consolidated gross revenues during the preceding three years.

Our Board of Directors has affirmatively determined, based upon its review of all relevant facts and circumstances, that each of the following directors has no direct or indirect material relationship with us and is independent under NYSE standards and our Definition of an Independent Director: Messrs. Houlihan, Ilany, Twiford and Wasterlain.

Transactions with Related Persons

Services Agreement

On November 4, 2010, the Company entered into a Services Agreement (the “Services Agreement”) with TREIT, which is an affiliate of Tiptree Capital, by which Tiptree, our approximately 91% stockholder, is externally managed, pursuant to which TREIT provides certain advisory services related to the Company’s business as of the Termination Effective Date. For such services, the Company pays TREIT a monthly base services fee in arrears of one-twelfth of 0.5% of the Company’s Equity (as defined in the Services Agreement), as adjusted to account for Equity Offerings (as defined in the Services Agreement), and a quarterly incentive fee equal to the lesser of (i) 15% of the Company’s AFFO Plus Gain/(Loss) On Sale (as defined in the Services Agreement) and (ii) the amount by which the Company’s AFFO Plus Gain /(Loss) on Sale exceeds an amount equal to Adjusted Equity multiplied by the Hurdle Rate (as defined in the Services Agreement). Twenty percent (20%) of any such incentive fee shall be paid in shares of common stock of the Company, unless a greater percentage is requested by TREIT and approved by an independent committee of directors. The initial term of the Services Agreement extends until December 31, 2013. Unless terminated earlier in accordance with its terms, the Services Agreement will be automatically renewed for one year periods following such date unless either party elects not to renew. If the Company elects to terminate without cause, or elects not to renew the Services Agreement, a Termination Fee (as defined in the Services Agreement) shall be payable by the Company to TREIT.

For the fiscal years ended December 31, 2012 and 2011, we paid $0.5 million and $2.9 million, respectively, in base services and incentive fees to TREIT.

Michael G. Barnes, the Company’s Chairman who will be the Executive Chairman of the Combined Company if and when the Contribution Transactions close, is the Executive Chairman of Tiptree, the ultimate parent of TREIT, and an equity owner of Tricadia Holdings, an affiliate of TREIT. Furthermore, Mr. Barnes is a managing member of Tricadia GP Holdings, which is the managing member of Tricadia Capital, LLC, the General Partner of Tiptree. Because of his positions, Mr. Barnes indirectly receives cash and share compensation made by the Company to TREIT as payment of the base and incentive fees under the Services Agreement, to the extent such payments are made.

Geoffrey N. Kauffman, the Company’s Vice Chairman who will be the President and Chief Executive Officer of the Combined Company if and when the Contribution Transactions close, is the President and Chief Executive Officer of Tiptree and Tiptree Asset Management Company, LLC, the direct parent of TREIT. Because of his positions, Mr. Kauffman indirectly receives cash and share compensation made by the Company to TREIT as payment of the base and incentive fees under the Services Agreement, to the extent such payments are made.

Shared Office Space

Beginning in November 2010, the Company began sharing office space with Tiptree. The Company continues to share office space with Tiptree at its corporate headquarters as per the terms of the Services Agreement and does not receive any reimbursements from Tiptree related to the current rent payments of approximately $20,000 per month.

Warrant

In consideration of the Amendment and for CIT Healthcare’s continued and future services to the Company, the Company granted the Warrant to our former manager. The Warrant, which is immediately exercisable, expires on September 30, 2018. As part of the Tiptree Transaction, Tiptree, our largest stockholder, acquired the Warrant from CIT Healthcare for $100,000. The Warrant was adjusted to reflect the Company’s three-for-two stock split announced in September 2010 and is currently exercisable into 652,500 shares of the Company’s common stock at an exercise price of $11.33 per share for a total value of $7,392,825. The Warrant may also be exercised on a cashless basis in whole or in part pursuant to a warrant exchange. The number of shares issued pursuant to the warrant exchange is determined by a formula set forth in the Warrant.

Contribution Agreement

We have entered into the Contribution Agreement with Tiptree, our majority stockholder, pursuant to which both we and Tiptree will contribute substantially all of our respective assets and liabilities to a newly-formed limited liability company in order to form a financial services operating company that will hold and manage the assets of and operate the businesses of both us and Tiptree on a consolidated basis. See “Part I — Item I. Business — Proposed Contribution Transactions” for further description of the proposed Contribution.

Michael G. Barnes, the Company’s Chairman, will be the Executive Chairman of the Combined Company if and when the Contribution Transactions close. Mr. Barnes is the Executive Chairman of Tiptree and holds executive positions and directorships with many of the subsidiaries of Tiptree that will be contributed to the Combined Company if and when the Contribution Transactions close. Additionally, Geoffrey N. Kauffman, the Company’s Vice Chairman, will be the President and Chief Executive Officer of the Combined Company if and when the Contribution Transactions close. Mr. Kauffman is the President and Chief Executive Officer of Tiptree and holds executive positions and directorships with many of the subsidiaries of Tiptree that will be contributed to the Combined Company if and when the Contribution Transactions close. As a result of these positions, Messrs. Barnes and Kauffman will benefit financially both directly and indirectly from the Contribution Transactions.

ITEM 14.	Principal Accounting Fees and Services.

Audit Fees

Fees for audit services totaled approximately $542,000 in 2012, which represent audit fees associated with our annual audit, reviews of our quarterly reports on Form 10-Q, review of documents filed with the SEC, and a consent. There were no fees for audit-related services for 2012.

Fees for audit services totaled approximately $409,300 in 2011, which represent audit fees associated with our annual audit, review of our quarterly reports on Form 10-Q, review of documents filed with the SEC, and a consent. In addition, fees for audit-related services in 2011 totaled approximately $23,000.

Fees for tax related services totaled approximately $159,900 in 2012 and $120,420 in 2011.

Pre-Approval Policies and Procedures of our Audit Committee

Our Audit Committee has sole authority (with the input of management) to approve in advance all engagements of our independent auditors for audit or non-audit services. All services provided by KPMG LLP in 2012 were pre-approved by our Audit Committee.

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

Care Investment Trust Inc.

Date: March 22, 2013	By:	/s/ Salvatore (Torey) V. Riso, Jr.
Salvatore (Torey) V. Riso, Jr.
President, Chief Executive Officer and Principal Financial Officer

Date: March 22, 2013	By:	/s/ Patrick Huvane
Patrick Huvane
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Salvatore (Torey) V. Riso, Jr. Salvatore (Torey) V. Riso, Jr.	President, Chief Executive Officer, Principal Financial Officer and Director (Principal Executive Officer)	March 22, 2013

/s/ Patrick Huvane	Principal Accounting Officer	March 22, 2013
Patrick Huvane

/s/ Michael G. Barnes	Chairman of the Board of Directors	March 22, 2013
Michael G. Barnes

/s/ Geoffrey N. Kauffman	Vice Chairman of the Board of Directors	March 22, 2013
Geoffrey N. Kauffman

/s/ Jean-Michel Wasterlain	Director	March 22, 2013
Jean-Michel Wasterlain

/s/ J. Rainer Twiford	Director	March 22, 2013
J. Rainer Twiford

/s/ William A. Houlihan	Lead Director	March 22, 2013
William A. Houlihan

/s/ Jonathan Ilany	Director	March 22, 2013
Jonathan Ilany

EXHIBIT INDEX

Exhibit No.	Description

2.1	Contribution Agreement by and between the Registrant, Tiptree Operating Company, LLC and Tiptree Financial Partners, L.P., dated December 31, 2012 (previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8K (File No. 001-33549), filed on January 3, 2013 and herein incorporated by reference).

3.1	Third Articles of Amendment and Restatement of the Registrant (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on September 3, 2010 and herein incorporated by reference).

3.2	Third Amended and Restated Bylaws of the Registrant (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on November 8, 2010 and herein incorporated by reference).

4.1	Form of Certificate for Common Stock (previously filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-11, as amended (File No. 333-141634), filed on June 7, 2007 and herein incorporated by reference).

10.1	Warrant to Purchase Common Stock, dated as of September 30, 2008 (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on October 2, 2008 and herein incorporated by reference).

10.2	Multifamily Note, dated as of June 26, 2008 (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on July 2, 2008 and herein incorporated by reference).

10.3	Exceptions to Non-Recourse Guaranty, dated as of June 26, 2008 (previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on July 2, 2008 and herein incorporated by reference).

10.4	Master Lease Agreement, dated as of June 26, 2008 (previously filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on July 2, 2008 and herein incorporated by reference).

10.5	Purchase and Sale Contract, dated as of May 14, 2008 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on May 20, 2008 and herein incorporated by reference).

10.6	Form of Restricted Stock Unit Agreement Under the 2007 Care Investment Trust Inc. Equity Plan (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on April 14, 2008 and herein incorporated by reference).**

10.7	Contribution and Purchase Agreement, dated as of December 31, 2007 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on January 4, 2008 and herein incorporated by reference).

10.8	Care Investment Trust Inc. Equity Plan (previously filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33549), filed on August 14, 2007 and herein incorporated by reference).**

10.9	Care Investment Trust Inc. Manager Equity Plan (previously filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33549), filed on August 14, 2007 and herein incorporated by reference).**

10.10	Form of Restricted Stock Agreement under the 2007 Care Investment Trust Inc. Equity Plan (previously filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-11, as amended (File No. 333-141634), filed on June 7, 2007 and herein incorporated by reference).**

10.11	Form of Restricted Stock Agreement under the 2007 Care Investment Trust Inc. Equity Plan (previously filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-11, as amended (File No. 333-141634), filed on June 7, 2007 and herein incorporated by reference).**

10.12	Form of Restricted Stock Agreement under the 2007 Care Investment Trust Inc. Manager Equity Plan (previously filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-11, as amended (File No. 333-141634), filed on June 7, 2007 and herein incorporated by reference).**

10.13	Form of Indemnification Agreement (previously filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-11, as amended (File No. 333-141634), filed on June 7, 2007 and herein incorporated by reference).

10.14	Form of Amended and Restated Performance Share Award Agreement under the Care Investment Trust Inc. Equity Plan (previously filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K (File No. 001-33549), filed on March 16, 2010 and herein incorporated by reference).**

10.15	Purchase and Sale Agreement by and between the Registrant and Tiptree Financial Partners, L.P., dated as of March 16, 2010 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on March 16, 2010 and herein incorporated by reference).

10.16	Registration Rights Agreement by and between the Registrant and Tiptree Financial Partners, L.P., dated as of March 16, 2010 (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on March 16, 2010 and herein incorporated by reference).

10.17	First Amendment to Purchase and Sale Agreement by and between the Registrant and Tiptree Financial Partners, L.P., dated as of July 6, 2010 (previously filed as Exhibit 10.1 to the Registrant Form 8-K (File No. 001-33549), filed on July 7, 2010 and herein incorporated by reference).

10.18	Termination, Cooperation and Confidentiality Agreement by and between the Registrant and CIT Healthcare LLC, dated as of November 4, 2010 (previously filed as Exhibit 10.1 to the Registrant Form 8-K (File No. 001-33549), filed on November 8, 2010 and herein incorporated by reference).

10.19	Employment Agreement by and between the Registrant and Salvatore (Torey) Riso, Jr., dated as of November 4, 2010 (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on November 8, 2010 and herein incorporated by reference).**

10.20	Services Agreement by and between the Registrant and TREIT Management LLC, dated as of November 4, 2010 (previously filed as Exhibit 10.4 to the Registrant Form 8-K (File No. 001-33549), filed on November 8, 2010 and herein incorporated by reference).

10.21	Omnibus Agreement dated as of April 15, 2011 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on April 19, 2011 and herein incorporated by reference).

10.22	First Amendment to Services Agreement dated November 9, 2011 (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33549), filed on November 9, 2011 and herein incorporated by reference).

10.23	First Amendment to Care Investment Trust Inc. Equity Plan, dated December 21, 2011 (previously filed as Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K (File No. 001-33549), filed on April 5, 2012 and herein incorporated by reference).**

10.24	Seniors Housing Loan and Security Agreement, dated April 24, 2012 by and between Care GSL Stafford LLC and Keycorp Real Estate Capital Markets, Inc. (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33549), filed on May 15, 2012 and herein incorporated by reference).

10.25	Multifamily Note, dated April 24, 2012 by and between Care GSL Stafford LLC and Keycorp Real Estate Capital Markets, Inc. (previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33549), filed on May 15, 2012 and herein incorporated by reference).

10.26	Guaranty, dated April 24, 2012 by and between the Registrant and Keycorp Real Estate Capital Markets, Inc. (previously filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33549), filed on May 15, 2012 and herein incorporated by reference).

10.27	Seniors Housing Loan and Security Agreement, dated April 24, 2012 by and between Care GSL Fredericksburg LLC and Keycorp Real Estate Capital Markets, Inc. (previously filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33549), filed on May 15, 2012 and herein incorporated by reference).

10.28	Multifamily Note, dated April 24, 2012 by and between Care GSL Fredericksburg LLC and Keycorp Real Estate Capital Markets, Inc. (previously filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33549), filed on May 15, 2012 and herein incorporated by reference).

10.29	Guaranty, dated April 24, 2012 by and between the Registrant and Keycorp Real Estate Capital Markets, Inc. (previously filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33549), filed on May 15, 2012 and herein incorporated by reference).

10.30	Seniors Housing Loan and Security Agreement, dated April 24, 2012 by and between Care GSL Berryville LLC and Keycorp Real Estate Capital Markets, Inc. (previously filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33549), filed on May 15, 2012 and herein incorporated by reference).

10.31	Multifamily Note, dated April 24, 2012 by and between Care GSL Berryville LLC and Keycorp Real Estate Capital Markets, Inc. (previously filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33549), filed on May 15, 2012 and herein incorporated by reference).

10.32	Guaranty, dated April 24, 2012 by and between the Registrant and Keycorp Real Estate Capital Markets, Inc. (previously filed as Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33549), filed on May 15, 2012 and herein incorporated by reference).

21.1	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

23.2	Consent of Independent Auditors (filed herewith).

23.3	Consent of Independent Auditors (filed herewith).

31.1	Certification of CEO and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of CEO and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1	Audited Consolidated Financial Statements of Bickford Master I, LLC and Subsidiaries (filed herewith).

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2012 and December 31, 2011, (ii) the Consolidated Statements of Operations for the years ended December 31, 2012 and 2011, (iii) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012 and December 31, 2011, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011 and (v) the Notes to the Consolidated Financial Statements.

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