Form 10-Q
period 2013-03-31
Care Investment Trust Inc.
filed 2013-05-15
CIK 1393726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 6, 2013, there were 10,243,880 shares, par value $0.001, of the registrant’s common stock outstanding.

Care Investment Trust Inc.

Part I — Financial Information

ITEM 1. Financial Statements.

Care Investment Trust Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(dollars in thousands — except share and per share data)

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets:
Real estate:
Land	$11,463	$10,620
Buildings and improvements	138,489	116,222
Less: accumulated depreciation and amortization	(8,993)	(8,015)

Total real estate, net	140,959	118,827
Cash and cash equivalents	27,757	46,428
Investment in loans	22,576	5,553

Note receivable from related party	1,224	—
Investments in partially-owned entities	2,493	2,491
Identified intangible assets — leases in place, net	6,167	6,316
Other assets	7,184	6,182

Total Assets	$208,360	$185,797

Liabilities and Stockholders’ Equity
Liabilities:
Mortgage notes payable	$112,884	$95,232
Accounts payable and accrued expenses	1,621	1,833
Accrued expenses payable to related party	70	86
Dividends payable	1,393	—
Other liabilities	670	609

Total Liabilities	116,638	97,760

Commitments and Contingencies
Stockholders’ Equity
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued or outstanding	—	—
Common stock: $0.001 par value, 250,000,000 shares authorized 10,243,880 and 10,226,250 shares issued and outstanding, respectively	11	11
Non-controlling interest	5,227	—
Additional paid-in capital	84,146	84,147
Retained earnings	2,338	3,879

Total Stockholders’ Equity	91,722	88,037

Total Liabilities and Stockholders’ Equity	$208,360	$185,797

See Notes to Condensed Consolidated Financial Statements

Care Investment Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

(dollars in thousands — except share and per share data)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Revenue
Rental income	$3,841	$3,442
Reimbursable income	366	351
Income from investments in loans	312	182

Total Revenue	4,519	3,975

Expenses
Base services fees to related party	118	112
Marketing, general and administrative (including stock-based compensation of $69 and $69, respectively)	1,533	1,172
Reimbursed property expenses	366	351
Depreciation and amortization	1,094	982

Operating Expenses	3,111	2,617

Other (Income) Expense
Income from investments in partially-owned entities, net	(83)	(81)
Unrealized gain on derivative instruments	—	(420)
Interest income	(12)	(21)
Interest expense including amortization of deferred financing costs	1,651	1,586

Net income (loss)	$(148)	$294

Net income (loss) attributable to non-controlling interest	—	—
Net income (loss) attributable to Care Investment Trust	$(148)	$294

Net income (loss) allocated to common stockholders per share of common stock

Net income (loss), basic	$(0.01)	$0.03

Net income (loss), diluted	$(0.01)	$0.03

Weighted average common shares outstanding, basic	10,241,502	10,175,438

Weighted average common shares outstanding, diluted	10,241,502	10,186,222

See Notes to Condensed Consolidated Financial Statements

Care Investment Trust Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

(dollars in thousands — except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Non-controlling interest	Total
	Shares	$
Balance at December 31, 2012	10,226,250	$11	$84,147	$3,879	—	$88,037
Stock-based compensation to directors for services	2,220	*	15	—	—	15
Stock-based compensation to employees	15,712	*	(14)	—	—	(14)
Dividends	—	—	—	(1,393)	—	(1,393)
Repurchased shares	(302)	*	(2)	—	—	(2)
Net changes in non-controlling interest	—	—	—	—	5,227	5,227
Net income (loss)	—	—	—	(148)	—	(148)

Balance at March 31, 2013	10,243,880	$11	$84,146	$2,338	$5,227	$91,722

*	Less than $500

See Notes to Condensed Consolidated Financial Statements

Care Investment Trust Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012
Cash Flow From Operating Activities
Net income (loss)	$(148)	$294
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities

Depreciation and amortization on real estate and fixed assets, including intangible assets	1,094	982
Increase in deferred rent receivable	(312)	(399)
Income from investments in partially-owned entities	(83)	(81)
Distribution of income from partially-owned entities	81	80
Amortization of above-market leases	52	52
Amortization and write-off of deferred financing costs	13	67
Accretion of mortgage note discount	5	—
Amortization of mortgage note premium	(37)	(37)
Stock-based compensation	69	69
Non-cash interest from investments in loans	(37)	(18)
Unrealized loss on derivative instruments	—	(420)
Changes in operating assets and liabilities:
Other assets	(458)	18
Accounts payable and accrued expenses	(270)	(743)
Other liabilities including payable to related party	(17)	(1,310)

Net cash used in operating activities	(48)	(1,446)

Cash Flow From Investing Activities
Fixed asset purchases	(2)	—
Cash deposit for derivative	—	(632)
Proceeds from loan repayments	272	86
Funding of notes receivable from related party	(1,224)	—
Investment in loans	(17,258)	—

Net cash used in investing activities	(18,212)	(546)

Cash Flow From Financing Activities
Principal payments under mortgage notes payable	(371)	(383)
Financing costs	(38)	(64)
Repurchases of common stock	(2)	—

Net cash used in financing activities	(411)	(447)

Net (decrease) increase in cash and cash equivalents	(18,671)	(2,439)
Cash and cash equivalents, beginning of period	46,428	52,306

Cash and cash equivalents, end of period	$27,757	$49,867

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$1,547	$1,559

Cash paid for taxes	$37	$227

Non-cash financing and investing activities

Assets acquired and liabilities assumed by consolidation of Care Cal JV LLC
Land, building and improvements	$(23,109)	$—
Other assets acquired	(220)	—
Mortgage notes payable assumed	18,056	—
Other liabilities assumed	120	—

Stock-based payments	15	360

Accrued expenses for financing costs	—	157

See Notes to Condensed Consolidated Financial Statements

Care Investment Trust Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2013

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

As of March 31, 2013, we maintained a geographically-diversified investment portfolio consisting of approximately $147.1 million (85%) in wholly-owned and majority-owned real estate, approximately $2.5 million (2%) in an unconsolidated joint venture that owns real estate, and approximately $22.6 million (13%) in a loan investment. As of March 31, 2013, Care’s portfolio of assets consists of wholly-owned real estate of senior housing facilities, including assisted living, independent living and memory care facilities, as well as real estate joint-ventures of senior housing facilities, including an assisted / independent living facility and senior apartments, and a loan investment secured by skilled nursing facilities, as well as collateral relating to assisted living facilities and a multifamily property. Our wholly-owned senior housing facilities are leased, under triple-net leases, which require the tenants to pay all property-related expenses. We currently operate in only one reportable segment.

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

(B) Current Event – Proposed Contribution Transactions

On December 31, 2012, the Company entered into an agreement (the “Contribution Agreement”) with Tiptree, its majority stockholder, pursuant to which both parties would contribute substantially all of their respective assets and liabilities to a newly-formed limited liability company (the “Operating Subsidiary”) in order to form a financial services operating company that will hold and manage both companies’ assets and operate each company’s businesses (the “Contribution Transactions”). Pursuant to the Contribution Agreement, Care will contribute substantially all of its assets to the Operating Subsidiary in exchange for 10,289,192 common units in the Operating Subsidiary (representing an approximately 25% interest in Operating Subsidiary), and Tiptree will contribute substantially all of its assets to Operating Subsidiary in exchange for 31,147,371 common units in the Operating Subsidiary (representing an approximately 75% interest in Operating Subsidiary) and 31,147,371 shares of the Company’s newly classified Class B Common Stock. In connection with the Contribution Transactions, the Operating Subsidiary will assume all of the liabilities and obligations relating to the transferred assets. The proposed Contribution Transactions, which are subject to various closing conditions, including approval by our stockholders, are currently anticipated to be completed during the first half of 2013.

As a result of the Contribution Transactions, we expect that the Company following the closing of the Contribution Transactions (the “Combined Company”) will not qualify to be taxed as a REIT for Federal income tax purposes and would become a taxable corporation effective January 1, 2013 due to the nature of the assets and the businesses currently conducted by Tiptree. If the Combined Company is not taxed as a REIT, the Combined Company will not be subject to the 90% distribution requirement and the Board may then determine to distribute less of its taxable income than it would if the Combined Company were taxed as a REIT.

Note 2 — Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. In our opinion, all estimates and adjustments necessary to present fairly the financial position, results of operations and cash flows have been made. The condensed consolidated balance sheet as of December 31, 2012 has been derived from the audited consolidated balance sheet as of that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the U. S. (“GAAP”) have been omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the operating results for the full year ending December 31, 2013.

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

Accounting Standards Codification Topic (“ASC”) 810 Consolidation (“ASC 810”), requires a company to identify investments in other entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and to determine which business enterprise is the primary beneficiary of the VIE. A VIE is broadly defined as an entity where either the equity investors as a group, if any, do not have a controlling financial interest or the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. The Company consolidates investments in VIEs when it is determined that the Company is the primary beneficiary of the VIE at either the date the Company became involved with the VIE or upon the occurrence of a reconsideration event. The Company concluded that its partially-owned entity is not a VIE.

As discussed in Notes 3 and 7, effective as of February 1, 2013, we acquired a 75% interest in a newly formed Limited Liability Company (“Care Cal JV LLC”) whose subsidiaries own two senior housing apartment buildings located in New York (the “Calamar Properties”). The Calamar Properties are encumbered by two separate loans from Liberty Bank (the “Calamar Loans”).

The Company accounts for this business combination under the acquisition method in accordance with ASC 805 Business Combinations (“ASC 805”) and will consolidate the financial statements for the Calamar Properties in accordance with ASC 810.

Comprehensive Income

We have no items of other comprehensive income, and accordingly net income (loss) is equal to comprehensive income (loss) for all periods presented.

Segment Reporting

ASC 280 Segment Reporting establishes standards for the way that public entities report information about operating segments in the financial statements. We are a REIT focused on originating and acquiring healthcare-related real estate and commercial mortgage debt and currently operate in only one reportable segment.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. Included in cash and cash equivalents at March 31, 2013 and December 31, 2012 is approximately $27.8 million and $46.4 million, respectively, deposited with one major financial institution.

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

Upon the acquisition of real estate, we assess the fair value of acquired assets (including land, buildings and improvements, personal property and identified intangible assets such as above and below market leases, acquired in-place leases and customer relationships) and acquired liabilities in accordance with ASC 805, and ASC 350 Intangibles — Goodwill and Other (“ASC 350”), and we allocate purchase price based on these assessments. We assess fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, leases in place, known trends, and market/economic conditions that may affect the property. Other intangible assets acquired include amounts for in-place lease values that are based on the Company’s evaluation of the specific characteristics of each property and the respective tenant’s lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods and market conditions. In estimating carrying costs, the Company includes estimates of lost rents at estimated market rates during the hypothetical expected lease-up periods, which are dependent on local market conditions and expected trends.

We review the carrying value of our real estate assets and intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360, Impairment or Disposal of Long-Lived Assets, (“ASC 360”). If such reviews indicate that the asset is impaired, the asset’s carrying amount is written down to its fair value. An impairment loss is measured based on the excess of the carrying amount over the fair value. We determine fair value by using a discounted cash flow model and appropriate discount and capitalization rates. Estimates of future cash flows are based on a number of factors including the historical operating results, leases in place, known trends, and market/economic conditions that may affect the property. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. If our anticipated holding periods change or estimated cash flows decline based on market conditions or otherwise, an impairment loss may be recognized. Long-lived assets to be disposed of are recorded at the lower of carrying value or fair value less estimated costs to sell. There were no impairments of our wholly-owned and majority-owned real estate investments and intangibles for the three month periods ended March 31, 2013 and 2012.

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

Interest income is generally recognized using the effective interest method or on a basis approximating a level rate of return over the term of the loan. Nonaccrual loans are those on which the accrual of interest has been suspended. Loans are placed on nonaccrual status and considered nonperforming when full payment of principal and interest is in doubt, or when principal or interest is 90 days or more past due or if cash collateral, if any, is insufficient to cover principal and interest. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed against interest income. In addition, the amortization of net deferred loan fees is suspended. Interest income on nonaccrual loans may be recognized only to the extent it is received in cash. However, where there is doubt regarding the ultimate collectability of loan principal, cash receipts on such nonaccrual loans are applied to reduce the carrying value of such loans. Nonaccrual loans may be returned to accrual status when repayment is reasonably assured and there has been demonstrated performance under the terms of the loan or, if applicable, the restructured terms of such loan. The Company did not have any loans on non-accrual status as of March 31, 2013 or December 31, 2012.

As discussed in Note 4, as of March 31, 2013 and December 31, 2012, we have one loan investment which is secured by skilled nursing facilities, as well as collateral relating to assisted living facilities and a multifamily property, all of which are located in Louisiana. The loan investment was previously syndicated to three lenders (including the Company), each of which owned an approximately one-third interest in the loan at December 31, 2012. On March 1, 2013, we purchased all of the remaining interest in the syndicated loan which we did not previously own.

Our intent is to hold the loan to maturity and as such it is carried on the March 31, 2013 and December 31, 2012 balance sheets at its respective amortized cost basis, net of principal payments received.

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

As discussed in Note 5, as of March 31, 2013 and December 31, 2012, we held one investment accounted for under the equity method.

We assess whether there are indicators that the value of our partially owned entities may be impaired. An investment’s value is impaired if we determine that a decline in the value of the investment below its carrying value is other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the estimated value of the investment. For the three month periods ended March 31, 2013 and 2012, we did not recognize any impairment on investments in partially owned entities.

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

In assessing the potential realization of deferred tax assets, if any, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences reverse and/or NOL carryforwards are available. Management considers the scheduled reversal of deferred tax assets and liabilities, projected future taxable income, and tax planning strategies in making this assessment. As there is no assurance that the Company will generate taxable income in future periods, management does not believe that it is more likely than not that the Company will realize the benefits of these temporary differences and NOL carryforwards and therefore established a full valuation allowance at March 31, 2013 and December 31, 2012.

We account for uncertain tax positions in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48 Accounting for Uncertainty in Income Taxes — An Interpretation (“ASC 740”) of FASB Statement No. 109 (“FIN 48”). ASC 740 prescribes a recognition threshold and measurement attribute for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. ASC 740 requires that the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. We evaluate uncertainties of tax positions taken or expected to be taken in our tax returns based on the probability of whether it is more likely than not that those positions would be sustained upon audit by applicable tax authorities, based on technical merit for open tax years. We assessed the Company’s tax positions for open federal, state and local tax years from 2009 through 2013. The Company does not have any uncertain tax positions as of March 31, 2013 that would not be sustained on its technical merits on a more likely than not basis. Our policy is, if necessary, to account for interest and penalties related to uncertain tax positions as a component of our income tax provision.

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

Concentrations of Credit Risk

Real estate triple-net leases and financial instruments, primarily consisting of cash, mortgage loan investments and interest receivable, potentially subject us to concentrations of credit risk. We may place our cash investments in excess of insured amounts with high-quality financial institutions. We perform ongoing analysis of credit risk concentrations in our real estate and loan investment portfolios by evaluating exposure to various markets, underlying property types, investment structure, term, sponsors, tenant mix and other credit metrics. Our triple-net leases rely on our underlying tenants. The collateral securing our loan investment is real estate properties located in the U.S.

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

Recent Accounting Pronouncements

In February 2013, the FASB issued changes to the accounting for obligations resulting from joint and several liability arrangements. These changes require an entity to measure such obligations for which the total amount of the obligation is fixed at the reporting date as the sum of (i) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors, and (ii) any additional amount the reporting entity expects to pay on behalf of its co-obligors. An entity will also be required to disclose the nature and amount of the obligation as well as other information about those obligations. Examples of obligations subject to these requirements are debt arrangements and settled litigation and judicial rulings. These changes become effective on January 1, 2014. Management has determined that the adoption of these changes will not have an impact on the Consolidated Financial Statements.

In February 2013, the FASB issued ASU 2013-02 Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update addresses the disclosure issue left open at the deferral under ASU 2011-12. This update requires the provision of information about the amounts reclassified out of accumulated OCI by component. In addition, it requires presentation, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated OCI by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, a cross-reference must be provided to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This update is effective for reporting periods beginning after December 15, 2012. Management has determined that the adoption of these changes will not have an impact on the Consolidated Financial Statements.

Note 3 — Investments in Real Estate

As of March 31, 2013 and December 31, 2012, we owned 19 and 17 senior housing facilities, respectively.

In 2008, we acquired 14 independent living, assisted living and memory care facilities located in four states, of which six are in Iowa, five in Illinois, two in Nebraska and one in Indiana. The aggregate purchase price for the 14 properties was $111.1 million, of which approximately $82.2 million was funded with the proceeds of the Bickford Loans (see Note 7), and the balance with cash on hand. These 14 properties were acquired in two separate sale-leaseback transactions from affiliates of Bickford Senior Living Group, L.L.C., a privately-held owner and operator of senior housing facilities (“Bickford”). We lease those properties to Bickford Master I, LLC (the “Bickford Master Lessee”), an affiliate of Bickford pursuant to a triple-net lease, for an initial annual base rent of approximately $9.1 million and additional base rent of approximately $0.3 million, with fixed escalations of 3.0% per annum through June 2023. The master lease provides for four extension options of ten years each. The additional base rent was deferred and accrued until July 2011 and is being paid over a 24 month period that commenced at that time. See also Note 7 for a discussion pertaining to the mortgage loans underlying the Bickford properties.

As an enticement for the Company to enter into the leasing arrangement for the properties, we received additional collateral and guarantees of the lease obligation from parties affiliated with Bickford. The additional collateral pledged in support of Bickford’s obligation to the lease commitment included ownership interests in Bickford affiliated companies.

The Bickford real estate assets, including personal property, consist of the following at each period end (in millions):

	March 31, 2013	December 31, 2012
Land	$5.0	$5.0
Buildings and improvements	102.0	102.0
Less: accumulated depreciation and amortization	(8.3)	(7.5)

Total real estate, net	$98.7	$99.5

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

The Greenfield real estate assets, including personal property, consist of the following at each period end (in millions):

	March 31, 2013	December 31, 2012
Land	$5.6	$5.6
Buildings and improvements	14.2	14.2
Less: accumulated depreciation and amortization	(0.6)	(0.5)

Total real estate, net	$19.2	$19.3

In February 2013, the Company acquired a 75% interest in Care Cal JV LLC, which through two subsidiaries owns the Calamar Properties. Affiliates of Calamar Enterprises, Inc. (“Calamar”), a full service real estate organization with construction, development, management, and finance and investment divisions, developed the properties and own a 25% interest in Care Cal JV LLC. Simultaneously with the acquisition, we entered into a management agreement with a term of ten years with affiliates of Calamar for the management of the properties. Care receives a preference on interim cash flows and sales proceeds and Calamar’s management fee is subordinate to such payments. The aggregate purchase price for the two properties was $23.3 million, of which $18.4 million was funded through the assumption of the Calamar Loans with Liberty Bank (see Note 7) and the balance with cash on hand. A joint venture agreement provides that the properties may be marketed for sale after a seven-year lockout subject to additional provisions. For the three months ended March 31, 2013, revenue and net loss from this acquisition were approximately $0.4 million and approximately ($0.1) million, respectively.

We completed a preliminary assessment of the allocation of the fair value of the real estate acquired from Calamar (including land, buildings, and equipment) in accordance with ASC 805 Business Combinations. The allocation of the purchase price is preliminary pending the receipt of information necessary to identify and measure the real estate acquired. The Company expects to finalize the purchase price allocation by June 30, 2013. The preliminary allocation of the purchase price to the fair values of the real estate acquired is as follows (in millions):

Land	$0.8
Buildings and improvements	22.3

Total real estate	$23.1

The Calamar real estate assets, including personal property, consist of the following at period end (in millions):

March 31, 2013
Land	$0.8
Buildings and improvements	22.3
Less: accumulated depreciation and amortization	(0.1)

Total real estate, net	$23.0

For the three months ended March 31, 2013, revenues from the Bickford, Calamar, and Greenfield tenants accounted for approximately 93% of total revenue. For the three months ended March 31, 2012, revenues from the Bickford and Greenfield tenants accounted for approximately 95% of total revenue.

Calamar Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations of the Company and Calamar (see Note 2). The pro forma financial information is presented for informational purposes only and is neither indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of the comparable prior annual reporting period as presented, nor is it necessarily indicative of the Company’s future consolidated operating results:

	Pro forma
(in millions)	January 1, 2013 to March 31, 2013	January 1, 2012 to March 31, 2012
Revenues	$4.7	$4.6
Net income (loss)	$(0.3)	$0.3

Note 4 — Investments in Loans

As of March 31, 2013 and December 31, 2012, we have one loan investment which is secured by skilled nursing facilities, as well as collateral relating to assisted living facilities and a multifamily property. The ten properties that provide collateral for the loan are located in Louisiana. The loan investment was previously syndicated to three lenders (including the Company), each of which owned an approximately one-third interest in the loan at December 31, 2012. In March 2013, we purchased the remaining approximately two-thirds interest (with a principal outstanding balance of approximately $21.8 million on the date of acquisition) for approximately $17.3 million.

The loan has a five year term with a maturity date of November 1, 2016, a 25-year amortization schedule and a limited cash sweep. The interest rate on the loan is London Interbank Offered Rate (“Libor”) plus 6.00% in year one through year three, Libor plus 8.00% in year four and Libor plus 10.00% in year five.

Pursuant to ASC 310 Receivables, in conjunction with a restructuring of the loan in November 2011 we recognize interest income at the effective interest rate based on Libor in effect at the inception of the restructured loan and are using a weighted average spread of 7.21%. Accordingly, cash interest will be less than effective interest during the first three years of the loan and cash interest will be greater than effective interest during the last two years of the loan. One month Libor was 0.20% and 0.21% at March 31, 2013 and December 31, 2012, respectively. Our cost basis in the loan at March 31, 2013 and December 31, 2012 was approximately $22.6 million and $5.6 million, respectively.

Note 5 — Investments in Partially-Owned Entities

The following table summarizes the Company’s investments in partially-owned entities at March 31, 2013 and December 31, 2012 (in millions):

Investment	March 31, 2013	December 31, 2012
Senior Management Concepts Senior Living Portfolio	$2.5	$2.5

Total	$2.5	$2.5

Senior Management Concepts Senior Living Portfolio

As of March 31, 2013 and December 31, 2012, we owned a 100% preferred equity interest and 10% common equity interest in an independent and assisted living facility located in Utah and operated by Senior Management Concepts, LLC (“SMC”), a privately held owner and operator of senior housing facilities. The private pay facility contains 120 units of which, following renovations that converted certain independent living units into assisted living units, 93 are assisted living and 27 are independent living. The property is subject to a lease that expires in 2022.

We acquired our preferred and common equity interest in the SMC property in December 2007. At the time of our initial investment, we entered into an agreement with SMC that provides for payments to us of an annual cumulative preferred return of 15.0% on our investment. In addition, we are to receive a common equity return payable for up to ten years equal to 10.0% of budgeted free cash flow after payment of debt service and the preferred return as such amounts were determined prior to closing, as well as 10% of the net proceeds from a sale of the property. Subject to certain conditions being met, our preferred equity interest in the property is subject to redemption at par. If our preferred equity interest is redeemed, we have the right to put our common equity interest to SMC within 30 days after notice at fair market value as determined by a third-party appraiser. In addition, we have an option to put our preferred equity interest to SMC at par any time beginning on January 1, 2016, along with our common equity interest at fair market value as determined by a third-party appraiser.

The summarized financial information as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012, for the Company’s unconsolidated joint venture in SMC is as follows (in millions):

	March 31, 2013	December 31, 2012
Assets	$10.4	$10.8
Liabilities	15.0	14.9

Equity	$(4.6)	$(4.1)

	Three Months Ended
	March 31, 2013	March 31, 2012
Revenue	$0.8	$0.9
Expenses	0.9	0.9

Net loss	$(0.1)	$—

Note 6 — Identified Intangible Assets — leases in-place, net

The following table summarizes the Company’s identified intangible assets at March 31, 2013 and December 31, 2012 (in millions):

	March 31, 2013	December 31, 2012
Leases in-place — including above market leases of $2.7	$7.7	$7.7
Accumulated amortization	(1.5)	(1.4)

Total	$6.2	$6.3

The Company amortizes these intangible assets over the terms of the underlying leases on a straight-line basis. Amortization expense for each of the next five years is expected to be approximately $0.4 million per annum and the amortization for above-market leases, which reduces rental income, is expected to be approximately $0.2 million per annum for each of the next five years.

Note 7 — Borrowings under Mortgage Notes Payable

The following table summarizes the Company’s outstanding mortgage notes as of March 31, 2013 and December 31, 2012 (in millions):

	Interest Rate	Date of Mortgage Note	Maturity Date	March 31, 2013	December 31, 2012
Red Mortgage Capital, Inc (12 properties)(1)	6.85%	June 2008	July 2015	$71.8	$72.0
Red Mortgage Capital, Inc (2 properties)(1)	7.17%	September 2008	July 2015	7.3	7.3
KeyCorp Real Estate Capital Markets, Inc. (3 properties)(2)	4.76%	April 2012	May 2022	15.5	15.5
Liberty Bank (1 property)(3) (5)	4.50%	January 2013	February 2020	7.7	—
Liberty Bank (1 property)(3) (5)	4.00%	July 2012	August 2019	10.6	—

Subtotal				$112.9	$94.8
Unamortized premium(4)				0.3	0.4
Unamortized discount(5)				(0.3)	—

Total				$112.9	$95.2

(1)	The mortgage loan obtained on June 26, 2008 (the “June Bickford Loan”) requires a fixed monthly payment of approximately $0.5 million for both principal and interest, until maturity in July 2015, at which time the then-outstanding balance of approximately $69.6 million is due and payable. The mortgage loan obtained on September 30, 2008 (together with the June Bickford Loan the “Bickford Loans”), provides for a fixed monthly debt service payment of approximately $52,000 for principal and interest until the maturity in July 2015 the then outstanding balance of approximately $7.1 million is due and payable. In addition, we are required to make monthly escrow payments for taxes and reserves for which we are reimbursed by the Bickford Master Lessee under the Bickford Master Lease. Both mortgage loans are serviced by and payable to Red Mortgage Capital, Inc. (“Red Capital”) and contain prepayment restrictions that impact our ability to refinance either of the mortgage loans prior to 2015. The Bickford Loans are secured by separate cross-collateralized, cross-defaulted first priority mortgages/deeds of trust on each of the Bickford properties. The Bickford Loans are non-recourse to the Company except for certain non-recourse carveouts (customary for transactions of this type), as provided in the related guaranty agreements for the Bickford Loans. Each Bickford Loan contains typical representations and covenants for loans of this type. A breach of the representations or covenants could result in a default under each of the Bickford Loans, which would result in all amounts owing under each of the Bickford Loans to become immediately due and payable since all of the Bickford Loans are cross-defaulted. On March 31, 2013, the Bickford Loans had an effective yield of 6.88% and the Company was in compliance with respect to the financial covenants related to the Bickford Loans.
(2)	On September 20, 2011, in connection with our acquisition of the Greenfield properties, the Company entered into the Bridge Loan with KeyBank in the principal amount of approximately $15.5 million (see Note 3). The Bridge Loan bore interest at a floating rate per annum equal to Libor plus 400 basis points, with no Libor floor, and provided for monthly interest and principal payments commencing on October 1, 2011. The Bridge Loan was scheduled to mature on June 20, 2012. On April 24, 2012, Care refinanced the Bridge Loan for the Greenfield properties by entering into three separate non-recourse loans (each a “Greenfield Loan” and collectively the “Greenfield Loans”) with KeyCorp Real Estate Capital Markets, Inc. (“KeyCorp”) for an aggregate amount of approximately $15.7 million. The Greenfield Loans bear interest at a fixed rate of 4.76%, amortize over a 30-year period, provide for monthly interest and principal payments commencing on June 1, 2012 and mature on May 1, 2022. The Greenfield Loans are secured by separate cross-collateralized, cross-defaulted first priority deeds of trust on each of the Greenfield properties. The Greenfield Loans are non-recourse to the Company except for certain non-recourse carveouts (customary for transactions of this type), as provided in the related guaranty agreements for each Greenfield Loan. Each Greenfield Loan contains typical representations and covenants for loans of this type. A breach of the representations or covenants could result in a default under each of the Greenfield Loans, which would result in all amounts owing under each of the Greenfield Loans to become immediately due and payable since all of the Greenfield Loans are cross-defaulted. In June 2012, KeyCorp sold each of the Greenfield Loans to Federal Home Loan Mortgage Corporation (“Freddie Mac”) under Freddie Mac’s Capital Markets Execution (“CME”) Program. As of March 31, 2013, the Company was in compliance with respect to all financial covenants related to the Greenfield Loans.
(3)	Effective February 1, 2013, in connection with our acquisition of a 75% interest in Care Cal JV LLC, whose subsidiaries own the Calamar Properties, the properties are encumbered by two separate loans from Liberty Bank (the “Calamar Loans”) with an aggregate debt balance of approximately $18.0 million (the “Calamar Loans”). One loan had a principal balance of approximately $7.7 million at the time of acquisition and amortizes over 30 years, with a fixed interest rate of 4.5% through maturity in February 2020. The second loan had a principal balance of approximately $10.6 million at the time of acquisition and also amortizes over 30 years, with a fixed interest rate of 4.0% through maturity in August 2019. The Calamar loans are secured by separate first priority deeds of trust on each of the properties. The Calamar loans are non-recourse to the Company except for certain non-recourse carveouts (customary for transactions of this type), as provided in the related guaranty agreements for each Calamar loan. Each Calamar loan contains typical representations and covenants for loans of this type. A breach of the representations or covenants could result in a default under each of the Calamar Loans, which would result in all amounts owing under the applicable Calamar loan to become immediately due and payable.
(4)	As a result of the utilization of push-down accounting in connection with the Tiptree Transaction, the Red Mortgage Capital mortgage notes payable were recorded at their then fair value of approximately $82.1 million, an increase of approximately $0.8 million over the combined amortized loan balances of approximately $81.3 million at August 13, 2010. The premium is amortized over the remaining term of such loans.
(5)	As a result of the assumption of the Calamar Loans in connection with the acquisition of the Calamar Properties, the Liberty Bank mortgage notes payable were recorded at their then fair value of approximately $18.1 million, a decrease of approximately $0.3 million over the combined loan balances of approximately $18.4 million at February 1, 2013. The discount is amortized over the remaining term of such loans.

On February 1, 2012, the Company became party to the short sale of a $15.5 million 2.00% U.S. Treasury Note due November 15, 2021 (the “10-Year U.S. Treasury Note”). Care entered into this transaction in conjunction with its application to Freddie Mac for a ten-year fixed rate mortgage to be secured by the Greenfield properties in order to limit its interest rate exposure. As of March 31, 2012, we maintained this position and recorded an unrealized gain of approximately $0.4 million in the first quarter of 2012. During the three months ended June 30, 2012, the Company closed the aforementioned short position upon rate locking the Freddie Mac mortgage on April 18, 2012, whereby the approximately $0.4 million unrealized gain was reversed and a net gain of approximately $0.1 million was realized. Tiptree acted as agent, through its prime broker, for us with respect to this transaction and assigned to us all of its rights and obligations related to this transaction (see Note 9).

Note 8 — Related Party Transactions

Services Agreement with TREIT Management LLC

Pursuant to the Company’s services agreement with TREIT, TREIT provides certain advisory and support services related to the Company’s business. For such services, the Company: (i) pays TREIT a monthly base services fee in arrears of one-twelfth of 0.5% of the Company’s Equity (as defined in the Services Agreement) as adjusted to account for Equity Offerings (as defined in the Services Agreement); (ii) provides TREIT with office space and certain office-related services (as provided in the Services Agreement and subject to a cost sharing agreement between the Company and TREIT); and (iii) pays, to the extent earned, a quarterly incentive fee equal to the lesser of (a) 15% of the Company’s adjusted funds from operations (“AFFO”) Plus Gain/(Loss) on Sale (as defined in the Services Agreement) and (b) the amount by which the Company’s AFFO Plus Gain /(Loss) on Sale exceeds an amount equal to Adjusted Equity multiplied by the Hurdle Rate (as defined in the Services Agreement). Twenty percent (20%) of any such incentive fee shall be paid in shares of common stock of the Company, unless a greater percentage is requested by TREIT and approved by an independent committee of directors. On November 9, 2011, we entered into an amendment to the Services Agreement that clarified the basis upon which the Company calculates the quarterly incentive fee. The initial term of the Services Agreement extends until December 31, 2013. Unless terminated earlier in accordance with its terms, the Services Agreement will be automatically renewed for one-year periods following such date unless either party elects not to renew. If the Company elects to terminate without cause, or elects not to renew the Services Agreement, a Termination Fee (as defined in the Services Agreement) shall be payable by the Company to TREIT. Such termination fee is not fixed and determinable.

For each of the three month periods ended March 31, 2013 and 2012, we incurred approximately $0.1 million in base service fee expense to TREIT. There was no incentive fee expense incurred for the three months ended March 31, 2013 and 2012.

For the quarter ended March 31, 2013 and 2012, TREIT’s reimbursement to the Company for certain office related services was approximately $7,000 and $4,000, respectively. At March 31, 2013, accrued expenses payable to TREIT of approximately $39,000 for the outstanding base service fee was offset by the reimbursement due to us.

Contribution Agreement with Tiptree Financial Partners ,L.P.

On December 31, 2012, the Company entered into the Contribution Agreement with Tiptree, its majority stockholder, pursuant to which both parties would contribute substantially all of their respective assets and liabilities to a newly-formed limited liability company in order to form a financial services operating company that will hold and manage both companies’ assets and operate each company’s businesses. The proposed Contribution Transactions, which are subject to various closing conditions, including approval by our stockholders, are currently anticipated to be completed during the first half of 2013. The Company incurred approximately $0.3 million and $0 in transaction expenses during the three months ended March 31, 2013 and 2012, respectively, related to the proposed Contribution Transactions. These expenses are included in marketing, general and administrative expenses on the Condensed Consolidated Statements of Operations. See Note 1 to the condensed consolidated financial statements for further description of the proposed Contribution Transactions.

Other Transactions with Related Parties

At March 31, 2013 and December 31, 2012, Tiptree owns a warrant (the “2008 Warrant”) to purchase 652,500 shares of the Company’s common stock at $11.33 per share under the Manager Equity Plan adopted by the Company on June 21, 2007 (the “Manager Equity Plan”). The warrant is immediately exercisable and expires on September 30, 2018.

Additionally, at March 31, 2013, we held notes receivable totaling approximately $1.2 million with NACAL, LLC and RECAL, LLC, each entity an affiliate of Calamar.

Note 9 — Fair Value Measurements

The Company has established processes for determining fair value measurements. Fair value is based on quoted market prices, where available. If listed prices or quotes are not available, then-fair value is based upon internally developed models that primarily use inputs that are market-based or independently-sourced market parameters.

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

Investment in loans — The estimated fair value of loans is determined utilizing either internal modeling using Level 3 inputs or third party appraisals. The methodology used to value the loans is based on collateral performance, credit risk, interest rate spread movements, and market data. Loans of the type which the Company invests are infrequently traded and market quotes are not widely available and disseminated.

U.S. Treasury Short-Position — The estimated fair value of our position in a 10-Year U.S. Treasury Note is based on market quoted prices and is a Level 1 input. For the purposes of determining fair value we obtain market quotes from at least two independent sources.

ASC 820 requires disclosure of the amounts of significant transfers among levels of the fair value hierarchy and the reasons for the transfers. In addition, ASC 820 requires entities to separately disclose, in their roll-forward reconciliation of Level 3 fair value measurements, changes attributable to transfers in and/or out of Level 3 and the reasons for those transfers. Significant transfers into a level must be disclosed separately from transfers out of a level. We had no transfers among levels for the three month periods ended March 31, 2013 and December 31, 2012.

Recurring Fair Value Measurement

As of March 31, 2013 and December 31, 2012, we had no assets or liabilities measured at fair value on a recurring basis on the condensed consolidated balance sheets. As of March 31, 2012, we maintained a short-position on the 10-Year US Treasury Note maturing on November 15, 2021 and recorded an unrealized gain of approximately $0.4 million in the first quarter of 2012. During the three months ended June 30, 2012, the position was closed whereby the approximately $0.4 million unrealized gain was reversed and an approximately $0.1 gain was realized (see Note 7).

We are required to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. We have not designated any derivative instruments as hedging instruments. As of March 31, 2013 and December 31, 2012, we did not have any derivative instruments outstanding.

Our consolidated financial statements include the following gains and losses associated with the aforementioned 2012 10-Year US Treasury Note short-position:

	Location of (Gain) Loss Recognized in Income on	Three Months Ended
Derivatives not designated as hedging instruments	Derivative	March 31, 2013	March 31, 2012
10-Year U.S. Treasury Note (short sale)	Unrealized gain on derivative instruments	$—	$0.4

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

In addition to the amounts reflected in the consolidated financial statements at fair value as provided above, cash and cash equivalents, restricted cash, accrued interest receivable, accounts payable and other liabilities reasonably approximate their fair values due to the short maturities of these items. The fair value of the debt was calculated by determining the present value of the agreed upon interest and principal payments at a discount rate reflective of financing terms currently available in the market for collateral with the similar credit and quality characteristics (based on Level 2 measurements). As of March 31, 2013, the combined fair value of the Calamar Loans was approximately $18.0 million. The mortgage notes payable that were used to finance the acquisitions of the Bickford properties had a combined fair value of approximately $81.9 million and $82.6 million as of March 31, 2013 and December 31, 2012, respectively. As of March 31, 2013 and December 31, 2012, the combined fair value of the Greenfield Loans was approximately $15.5 million and $15.6 million, respectively. We determined that the fair value of our loan investment, computed based on the weighted average fair value of the remaining approximately two-thirds interest in the loan investment that we purchased on March 1, 2013, was approximately $25.0 million at March 31, 2013 and approximately $8.0 million at December 31, 2012.

Note 10 — Stockholders’ Equity

Our authorized capital stock consists of 100,000,000 shares of preferred stock, $0.001 par value and 250,000,000 shares of common stock, $0.001 par value. As of March 31, 2013 and December 31, 2012, no shares of preferred stock were issued and outstanding and 10,243,880 and 10,226,250 shares of our common stock were issued and outstanding, respectively.

Tiptree owns a warrant (the “2008 Warrant”) to purchase 652,500 shares of our common stock at a price of $11.33 per share. The 2008 Warrant is immediately exercisable and expires on September 30, 2018.

As of March 31, 2013, 159,114 common shares remain available for future issuances under the Equity Plan and 134,629 shares (which is net of 652,500 shares that are reserved for potential issuance upon conversion of the 2008 Warrant) remain available for future issuances under the Manager Equity Plan.

Equity Plan

In June 2007, we adopted the Equity Plan, as amended in December 2011, which provides for the issuance of equity-based awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock awards and other awards based on our common stock that may be made by us to our directors and executive officers, employees and to our advisors and consultants who are providing services to us as of the date of the grant of the award. Shares of common stock issued to our independent directors in respect to their annual retainer fees are issued under this plan.

The Equity Plan will automatically expire on the 10th anniversary of the date it was adopted. Care’s Board of Directors may terminate, amend, modify or suspend the Equity Plan at any time, subject to stockholder approval in the case of certain amendments as required by law, regulation or stock exchange.

We reserved 700,000 common shares for future issuances under the Equity Plan. As of March 31, 2013, 159,114 common shares remain available for future issuance.

Shares Issued to Officers and Employees:

On January 3, 2013, we issued 15,712 immediately vested shares of common stock (net of all applicable tax withholding) with a combined aggregate fair value of approximately $117,840 to our employees as part of the annual vesting of one-third of the 2011 RSU grants.

In conjunction with the resignation of Joseph B. Sacks as the Company’s Principal Accounting Officer and Controller, effective January 31, 2013, pursuant to a stock repurchase agreement by and between the Company and Mr. Sacks, on January 30, 2013, the Company repurchased 302 shares of its common stock owned by Mr. Sacks at fair market value of $7.50 per common share. The repurchased shares are available for future issuance.

Shares Issued to Directors for Board Fees:

During the three months ended March 31, 2013 and 2012, we issued 2,220 and 2,304 shares of immediately vested common stock with a combined aggregate fair value of approximately $15,000 and $15,000 to our independent directors as part of their annual retainer for the first quarter of 2013 and the fourth quarter of 2011, respectively. The shares paid to our directors were issued under the Equity Plan. Each independent director receives an annual base retainer of $50,000, payable quarterly in arrears, of which 70% is paid in cash and 30% in shares of Care common stock. Shares granted as part of the annual retainer vest immediately and are included in general and administrative expense.

Each independent director receives an annual base retainer of $50,000, payable quarterly in arrears, of which 70% is paid in cash and 30% in immediately vested shares of Care common stock. Shares issued as part of the annual retainer are included in general and administrative expense.

Restricted Stock Units (RSUs):

On January 3, 2012, the Company issued 100,153 RSUs, which vest ratably over three years, to certain of its officers and employees as part of bonus compensation. The fair value on the grant date of December 30, 2011 was approximately $0.7 million based on a share price of $6.50. For the three month period ended March 31, 2013, dividend equivalent distributions were made to the holders of the unvested RSUs of approximately $10,000.

In conjunction with the resignation of Joseph B. Sacks as the Company’s Principal Accounting Officer and Controller, effective January 31, 2013, 4,358 restricted stock units were forfeited that were previously granted to him during his employment. The restricted stock units are available for future issuance under the Equity Plan.

Long-Term Equity Incentive Programs:

On May 12, 2008, the Company’s Compensation Committee approved a three-year performance share plan (the “Performance Share Plan”). Under the Performance Share Plan, a participant is granted a number of performance shares or units, the settlement of which will depend on the Company’s achievement of certain pre-determined financial goals at the end of the three year performance period. Any shares received in settlement of the performance award were to be issued out of the Company’s Equity Plan. The Committee established threshold, target and maximum levels of performance. If the Company met the threshold level of performance, a participant earned 50% of the performance share grant, if it met the target level of performance, a participant earned 100% of the performance share grant and if it achieved the maximum level of performance, a participant earned 200% of the performance share grant. As of March 31, 2013, there were no unvested performance share awards outstanding.

A summary of Care’s nonvested shares and the changes during the periods then ended is as follows:

	Grants to Directors (1)	Grants to Employees and Non-Employees (1)	Total Grants	Weighted Average Grant Date Fair Value (2)
Balance at December 31, 2011	—	100,153	100,153	$6.50
Granted	12,823	33,600	46,423	$7.44
Vested	(12,823)	—	(12,823)	$7.27
Forfeited	—	(30,769)	(30,769)	$6.50

Balance at December 31, 2012	—	102,984	102,984	$6.83
Granted	2,220	—	2,220	$6.75
Vested	(2,220)	(23,126)	(25,346)	$7.43
Forfeited	—	(4,728)	(4,728)	$7.26

Balance at March 31, 2013	—	75,130	75,130	$6.59

(1)	Grants include RSUs and common stock issuances.
(2)	Weighted average grant-date fair value is based on the Company’s share price on the date of the grant.

As of March 31, 2013, there was approximately $0.5 million of total unrecognized compensation cost related to nonvested restricted stock units. This cost is expected to be recognized over a period of three years.

Manager Equity Plan

In June 2007, the Company adopted the Manager Equity Plan, which provides for the issuance of equity-based awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock awards and other awards based on our common stock that may be made by us to our Advisor. Our Advisor may make awards to its employees and employees of its affiliates which are in the form of or based on the shares of our common stock acquired by our Advisor under the Manager Equity Plan, in which case our Advisor will make all determinations concerning the eligible employees of our Manager and its affiliates who may receive awards, which form the awards will take, and the terms and conditions of the awards.

On March 30, 2012, the Company issued 49,573 common shares to TREIT in conjunction with its quarterly incentive fee due under the Services Agreement for the fourth quarter of 2011. These shares were issued under the Manager Equity Plan, which was adopted in June 2007.

Note 11 — Income (Loss) per Share (in thousands, except share and per share data)

	Three Months Ended
	March 31, 2013	March 31, 2012
Net income (loss) per share of common stock
Net income (loss) per share, basic	$(0.01)	$0.03

Net income (loss) per share, diluted	$(0.01)	$0.03

Numerator:
Net income (loss)	$(148)	$294

Less: Net income attributable to non-controlling interest	—	—

Net income (loss) allocated to common stockholders, basic and diluted	$(148)	$294

Denominator:
Weighted average common shares outstanding, basic	10,241,502	10,175,438
Shares underlying RSU Grants	—	10,784

Weighted average common shares outstanding, diluted	10,241,502	10,186,222

For the three months ended March 31, 2013, diluted loss per share excludes the effect of 75,130 remaining unvested and unforfeited RSUs as they were anti-dilutive. The RSUs are participating securities.

For the three months ended March 31, 2012, diluted income per share includes the effect of 100,153 unvested and unforfeited restricted stock units which were granted to certain officers and employees on December 30, 2011, adjusted for shares repurchased under the treasury stock method. The RSUs are participating securities.

All periods above exclude the dilutive effect of the 2008 Warrant convertible into 652,500 shares because the exercise price was more than the average market price during such periods.

Note 12 — Commitments and Contingencies

The table below summarizes our remaining contractual obligations as of March 31, 2013.

Amounts in millions	2013	2014	2015	2016	2017	Thereafter	Total
Mortgage notes payable and related interest	$6.4	$8.5	$82.4	$2.1	$2.1	$34.9	$136.4
Base Service Fee Obligations(1)	0.4	0.0	0.0	0.0	0.0	0.0	0.4
Operating Lease Obligations(2)	0.2	0.2	0.2	0.2	0.2	0.2	1.2

Total	$7.0	$8.7	$82.6	$2.3	$2.3	$35.1	$138.0

(1)	TREIT base service fee, subject to increase or decrease based on changes in stockholders’ equity. The termination fee payable to TREIT in the event of non-renewal of the Services Agreement by the Company is not fixed and determinable and is therefore not included in the table.
(2)	Minimum rental obligations for Company office lease.

For the three month periods ending March 31, 2013 and 2012, rent expense for the Company’s office lease was approximately $0.1 million and $0.1 million, respectively.

Litigation

Care is not presently involved in any material litigation or, to our knowledge, is any material litigation threatened against us or our investments, other than routine litigation arising in the ordinary course of business. Management believes the costs, if any, incurred by us related to litigation will not materially affect our financial position, operating results or liquidity.

Note 13 — Subsequent Events

Dividends Declaration

On May 9, 2013, the Company declared a cash dividend of $0.02 per share of common stock with respect to the first quarter of 2013 that will be paid on June 6, 2013 to stockholders of record as of May 23, 2013.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

Our disclosure and analysis in this Quarterly Report on Form 10-Q, and the documents that are incorporated by reference herein contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements provide our current expectations or forecasts of future events and are not statements of historical fact. These forward-looking statements include information about possible or assumed future events, including, among other things, discussion and analysis of our future financial condition, results of operations and funds from operations (“FFO”) and adjusted funds from operations (“AFFO”), our strategic plans and objectives, cost management, occupancy and leasing rates and trends, liquidity and ability to refinance our indebtedness as it matures, anticipated capital expenditures (and access to capital) required to complete projects, amounts of anticipated cash distributions to our stockholders in the future and other matters. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecast in the forward-looking statements. You should not place undue reliance on these forward-looking statements. We are not obligated to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise. Statements regarding the following subjects, among others, are forward-looking by their nature:

•	our business and financing strategy;

•	our ability to acquire investments on attractive terms;

•	our ability to pay down, refinance, restructure and/or extend our indebtedness as it becomes due;

•	our understanding of our competition;

•	our projected operating results;

•	market trends;

•	estimates relating to our future dividends;

•	closing of the Contribution Transactions (see Item 2 - “Current Event – Proposed Contribution Transactions) and the satisfaction of conditions to the closing;

•	loss of our status as a real estate investment trust (“REIT”);

•	completion of any pending real estate transactions;

•	projected capital expenditures; and

•	the impact of technology on our operations and business.

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

▪	the financial condition and performance of our tenants, borrowers, operators, corporate customers, joint-venture partners, lenders and/or institutions that hold our cash balances, which may expose us to increased risks of default by these parties;

▪	our ability to obtain equity or debt financing on attractive terms or at all, which may adversely impact our ability to pursue acquisition opportunities and refinance existing debt and our future interest expense; and

▪	the value of our real estate investments, which may limit our ability to divest our assets at attractive prices or obtain or maintain debt financing secured by our properties or on an unsecured basis.

•	general volatility of the securities markets in which we invest and the market price of our common stock;

•	changes in our business or investment strategy;

•	changes in healthcare laws and regulations;

•	availability, terms and deployment of capital;

•	our ability to pay distributions and the amount of such distributions;

•	our dependence upon key personnel whose continued service is not guaranteed and our ability to identify, hire and retain highly qualified executives in the future;

•	changes in our industry, interest rates, the debt securities markets, the general economy or the commercial finance and real estate markets specifically;

•	the degree and nature of our competition;

•

the risks associated with the Company’s investments in joint ventures and unconsolidated entities, including its lack of sole decision-making authority and its reliance on its joint venture partners’ financial condition and continued cooperation;

•	increased rates of default and/or decreased recovery rates on our investments;

•	potential environmental contingencies, and other liabilities;

•	our ability to maintain our status as a REIT for federal and state income tax purposes;

•	increased prepayments or extensions of the mortgages and other loans underlying our mortgage portfolio;

•

actual and potential conflicts of interest with Tiptree Financial Partners, L.P. (“Tiptree”), TREIT Management LLC (“TREIT” or “Advisor”), their respective affiliates and their related persons and entities;

•	significant transaction costs and / or unknown liabilities related to the Contribution Transactions (see Item 2 - “Current Event – Proposed Contribution Transactions”);

•	increased prepayments or extensions of the mortgages and other loans underlying our loan investment portfolio;

•	the extent of future or pending healthcare reform and regulation;

•	changes in governmental regulations, tax rates and similar matters;

•	legislative and regulatory changes (including changes to laws governing the taxation of REITs or the exemptions from registration as an investment company);

•	the adequacy of our cash reserves and working capital;

•	the timing of cash flows, if any, from our investments;

•	the availability of appropriate acquisition targets and our ability to close on such acquisitions; and

•	the risks associated with failure to integrate acquisitions successfully.

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

As of March 31, 2013, we maintained a geographically-diversified investment portfolio consisting of approximately $2.5 million (2%) in an unconsolidated joint venture that owns real estate, approximately $147.1 million (85%) in wholly-owned and majority-owned real estate and approximately $22.6 million (13%) in a loan investment. As of March 31, 2013, Care’s portfolio of assets consists of wholly-owned real estate of senior housing facilities, including assisted living, independent living and memory care facilities, as well as real estate joint-ventures of senior housing facilities, including an assisted / independent living facility and senior apartments, and a loan investment secured by skilled nursing facilities, as well as collateral relating to assisted living facilities and a multifamily property. Our wholly-owned senior housing facilities are leased, under triple-net leases, which require the tenants to pay all property-related expenses. We currently operate in only one reportable segment.

On August 13, 2010, Tiptree acquired control of the Company (the “Tiptree Transaction”). As part of the Tiptree Transaction, we entered into a hybrid management structure whereby senior management was internalized and we entered into a services agreement with TREIT for certain advisory and support services (the “Services Agreement”). TREIT was previously an indirect subsidiary of Tricadia Holdings, L.P. (“Tricadia”), which also owned Tiptree Capital Management, LLC, the manager of Tiptree (“Tiptree Capital”). On June 30, 2012, TREIT and Tiptree Capital became indirect subsidiaries of Tiptree. The Services Agreement remains in full effect.

To maintain our REIT status, we are required to distribute annually as dividends at least 90% of our REIT taxable income, as defined by the Internal Revenue Code of 1986, as amended (the “Code”), to our stockholders, among other requirements. If we fail to qualify as a REIT in any taxable year, we would be subject to Federal income tax on our taxable income at regular corporate tax rates.

As a result of the Contribution Transactions, we expect that the Company following the closing of the Contribution Transactions (the “Combined Company”) will not qualify to be taxed as a REIT for Federal income tax purposes and would become a taxable corporation effective January 1, 2013 due to the nature of the assets and the businesses currently conducted by Tiptree. If the Combined Company is not taxed as a REIT, the Combined Company will not be subject to the 90% distribution requirement and the Board may then determine to distribute less of its taxable income than it would if the Combined Company were taxed as a REIT.

Current Event – Proposed Contribution Transactions

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

At the closing of the Contribution Transactions, Care will contribute substantially all of its assets (the “Company Contribution”) to the Operating Subsidiary in exchange for 10,289,192 common units of Operating Subsidiary (“Common Units”) representing an approximately 25% interest in the Operating Subsidiary. In addition, Tiptree will (1) contribute substantially all of its assets (other than shares of the Company’s Common Stock currently owned, cash in an aggregate amount equal to the purchase price of the warrants described below, Tiptree’s partnership records and Tiptree’s rights under the Contribution Agreement and other transaction documents) to the Operating Subsidiary (the “Tiptree Contribution” and, together with the Company Contribution, the “Contribution Transactions”) in exchange for 31,147,371 Common Units representing an approximately 75% interest in the Operating Subsidiary and 31,147,371 shares of the Company’s newly classified Class B Common Stock, par value $0.001 per share (“Class B Common Stock”) and (2) pay the Operating Subsidiary (a) $4,327,500 in cash for warrants to purchase an aggregate of 2,098,500 Common Units at an exercise price of $8.48 per Common Unit and (b) $6,846,380 in cash for a warrant to purchase 1,510,920 Common Units at an exercise price of $5.36 per Common Unit. These warrants acquired by Tiptree will be transferable subject to the provisions of the Operating Subsidiary’s operating agreement and applicable securities laws. In connection with the Contribution Transactions, the Operating Subsidiary will assume all of the liabilities and obligations relating to the transferred assets.

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

As a result of the Contribution Transactions, we expect that the Company following the closing of the Contribution Transactions (the “Combined Company”) will not qualify to be taxed as a REIT for Federal income tax purposes and would become a taxable corporation effective January 1, 2013 due to the nature of the assets and the businesses currently conducted by Tiptree. If the Combined Company is not taxed as a REIT, the Combined Company will not be subject to the 90% distribution requirement and the Board may then determine to distribute less of its taxable income than it would if the Combined Company were taxed as a REIT.

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

In addition, we filed a definitive proxy statement on Schedule 14A with the Securities and Exchange Commission (the “SEC”) on May 13, 2013 which further discusses the proposed Contribution Transactions and related transactions. The Special Meeting in connection therewith will be held on June 12, 2013.

Transactions in 2013 and 2012

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

Effective as of February 1, 2013, we acquired a 75% interest in a newly formed Limited Liability Company (“Care Cal JV LLC”) whose subsidiaries own two senior housing apartment buildings located in New York containing an aggregate 202 units. Affiliates of Calamar Enterprises, Inc. (“Calamar”), a full service real estate organization with construction, development, management, and finance and investment divisions, developed the properties and own a 25% interest in Care Cal JV LLC. Simultaneously with the acquisition, we entered into a management agreement with a term of ten years with affiliates of Calamar for the management of the properties. A joint venture agreement provides that the properties may be marketed for sale after a seven year lockout subject to additional provisions. The properties were developed by Calamar within the last 5 years and are approximately 97% occupied as of March 31, 2013.

Care receives a preference on interim cash flows and sales proceeds and Calamar’s management fee is subordinate to such payments. The aggregate purchase price of the properties acquired was $23.3 million. In connection with the transaction, Care received a right of first offer to acquire four additional senior communities owned by Calamar.

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

On March 1, 2013, we purchased all of the remaining interest (with a principal outstanding balance of approximately $21.8 million on the date of acquisition) in the syndicated loan in which we held an approximately one-third interest for approximately $17.3 million. See Note 4 to the consolidated financial statements for further description of the loan investment.

Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2012 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no significant changes to those policies during the quarter ended March 31, 2013.

Results of Operations

Comparison of the three months ended March 31, 2013 and the three months ended March 31, 2012

Revenue

During the three months ended March 31, 2013, we recognized approximately $3.8 million of rental revenue and approximately $0.4 million of reimbursable income on our Bickford properties (the “Bickford Portfolio”), Greenfield properties (the “Greenfield Portfolio”) and our Calamar properties (the “Calamar Portfolio”), as compared with approximately $3.4 million of rental revenue and approximately $0.4 million of reimbursable income related solely to the Bickford Portfolio and the Greenfield Portfolio for the comparable period in 2012. The increase in rental revenue during the quarter ended March 31, 2013 is primarily due to our acquisition in February 2013 of the Calamar Portfolio from which we recognized two months of income during the three months ended March 31, 2013 and which had no impact on the comparable quarter in 2012. Reimbursable income includes real estate taxes and certain other escrows that we collect on behalf of our Bickford and Greenfield Portfolios and that are used to pay such expenses as they come due.

We earned interest income on our remaining loan investment of approximately $0.3 million and $0.2 million for the three month periods ended March 31, 2013 and 2012, respectively. The increase of approximately $0.1 million in income during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 is primarily due to the increase in the outstanding principal balance as a result of our purchase of the remaining approximately two-thirds interest in the loan investment on March 1, 2013 which we did not already own. We recognized interest income for the three month periods ended March 31, 2013 and March 31, 2012 at an effective interest rate based on London Interbank Offered Rate (“Libor”) in effect at the inception of the restructured loan and using a weighted average spread of 7.21%.

Expenses

For the three months ended March 31, 2013, we recorded base service fee and incentive fee expense under our services agreement with TREIT for certain advisory and support services pursuant to the Services Agreement of approximately $0.1 million and $0, respectively, as compared with approximately $0.1 million and $0, respectively, for the comparable period in 2012.

Marketing, general and administrative expenses (“G&A”), which includes fees for professional services, such as audit, legal and investor relations; directors & officers (“D&O”) insurance; general overhead costs for the Company; and employee salaries and benefits, as well as fees paid to our directors, were approximately $1.5 million and $1.2 million for the three month periods ended March 31, 2013 and 2012, respectively. The increase in G&A during the first quarter of fiscal 2013, as compared to the comparable period in 2012, is primarily due to our acquisition in February 2013 of the Calamar Portfolio from which we incurred two months of operating expenses of approximately $0.2 million during the three months ended March 31, 2013 which expense did not occur during the comparable quarter in 2012, as well as an increase in legal expenses of $0.3 million which resulted from our pursuit of the Calamar Portfolio as well as other potential transactions in our pipeline. This increase in G&A was offset primarily by a decrease of approximately $0.2 million in compensation expense relating to a reduction in employee salaries and bonus accruals, as well as a reduction in D&O insurance expense.

Reimbursed property expenses include real estate taxes and other reserves that we collect and disburse on behalf of our tenants in our wholly owned properties. Reimbursable expenses for the three months ended March 31, 2013 were approximately $0.4 million as compared to approximately $0.4 million during the quarter ended March 31, 2012. Reimbursable income recognized from our Bickford and Greenfield Portfolios offset such reimbursable expenses.

Depreciation and Amortization

        Depreciation and amortization expenses amounted to approximately $1.1 million for the three months ended March 31, 2013 as compared to approximately $1.0 million during the three months ended March 31, 2012. Depreciation and amortization expense for the three month periods ended March 31, 2013 and March 31, 2012 included amounts related to the Bickford and Greenfield Portfolios. The increase in depreciation and amortization during the first quarter of fiscal 2013, as compared to the comparable period in 2012, is primarily due to the amounts related to the properties in the Calamar Portfolio from which we incurred two months of depreciation and amortization of approximately $0.1 million during the three months ended March 31, 2013 which expense did not occur during the comparable quarter in 2012. Also included in depreciation and amortization were expenses related to the amortization of the in-place leases related to these properties as well as depreciation related to the fixtures, furniture and equipment located in the Company’s corporate headquarters.

Income or loss from investments in partially-owned entities

For the three month period ended March 31, 2013 income from partially-owned entities amounted to approximately $0.1 million as compared with income of approximately $0.1 million for the comparable period in 2012. For each of the quarters ended March 31, 2013 and 2012, we recognized our share of equity income in our SMC investment of $0.1 million.

Interest Expense

We incurred interest expense of approximately $1.7 million for the quarter ended March 31, 2013 and $1.6 million for the three months ended March 31, 2012. Interest expense for both of these periods includes the interest incurred on the mortgage debt secured by the Bickford and Greenfield Portfolios. The increase in interest expense during the first quarter of fiscal 2013, as compared to the three months ended March 31, 2012, is primarily due to interest expense of approximately $0.1 million which was incurred during the first quarter of 2013 from the mortgage debt assumed in connection with the acquisition of the Calamar Portfolio in February 2013.

Liquidity and Capital Resources

Short-term Liquidity Needs

Liquidity is a measurement of our ability to meet short and long-term cash needs. Our principal current cash needs are: (i) to fund operating expenses, including potential expenditures for repairs and maintenance of our properties and debt service on our outstanding mortgage loan obligations; (ii) to distribute 90% of our REIT taxable income to our stockholders in order to maintain our REIT status, as long as we maintain our REIT status; and (iii) to fund other general ongoing business needs, including employee compensation expense, D&O insurance, administrative expenses, as well as property acquisitions and investments. Our primary sources of liquidity are our current working capital, rental income from our real estate properties, distributions from our interest in a partially-owned entity that holds real estate, interest and principal payments on our loan investment and interest income earned from our available cash balances. Management currently believes that the Company has adequate liquidity to meet its short-term capital needs.

In the short term, we may seek to fund any future acquisitions, developments or redevelopments in healthcare-related or other real estate properties consistent with our investment objectives, should suitable opportunities arise, with a combination of cash on hand, working capital and equity and/or debt financing. Potential increases in real estate investments and decreases in cash may potentially result in increases in revenue, cash flow and income, offset by a reduction in liquidity. In evaluating acquisition opportunities, the Company takes into consideration its current and future cash needs as well as the availability of equity and/or debt financing.

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

Cash and Cash Equivalents

Cash and cash equivalents were approximately $27.8 million at March 31, 2013 as compared with approximately $49.9 million at March 31, 2012, a decrease of approximately $22.1 million. The decrease in cash and cash equivalents at March 31, 2013 versus March 31, 2012 was primarily due to the acquisition of the remaining approximately two-thirds interest in the syndicated loan in which we previously owned a one-third interest during the first quarter of 2013 which resulted in a use of cash of $17.2 million. We also declared and paid approximately $4.1 million in dividends during the period between March 31, 2012 and March 31, 2013.

Cash Uses

The Company continually evaluates new investment opportunities in healthcare or other real estate properties consistent with our investment objectives as well as expansions and/or modifications to existing investments. The availability of attractive investment opportunities that are suitable for our risk-adjusted return parameters, and the availability of third-party financing will impact our uses of cash in 2013. In addition, in 2013 we expect to use cash to fund operating expenses, including potential expenditures for repairs and maintenance of our properties and debt service on our outstanding mortgage loan obligations, as well as other general ongoing business needs, employee compensation expense, D&O insurance, professional fees, rent and other administrative expenses. We are also required to distribute 90% of our REIT taxable income (excluding the deduction for dividends paid and capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes and expect to distribute cash to our stockholders in the form of dividends and/or return of capital as long as we maintain our REIT status.

Cash from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2013 was approximately $48,000 as compared with approximately $1.4 million used in operating activities for the comparable period in 2012, a change of approximately $1.4 million. The change was primarily attributable to an approximately $1.3 million net change in other liabilities, including payable to related parties, in the three months ended March 31, 2013 versus the comparable period in 2012, which was primarily attributable to the cash incentive fee paid to TREIT for the fourth quarter of 2011 which was settled during the three months ended March 31, 2012.

Cash from Investing Activities

        Net cash used in investing activities for the three months ended March 31, 2013 was approximately $18.1 million as compared with approximately $0.5 million used in investing activities for the three months ended March 31, 2012, a change of approximately $17.6 million. The change is primarily due to the acquisition of the remaining approximately two-thirds interest in the syndicated loan in which we previously owned a one-third interest during the first quarter of 2013 which resulted in a use of cash of $17.2 million.

Cash from Financing Activities

Net cash provided by financing activities was approximately $0.4 million for the three months ended March 31, 2013 and March 31, 2012.

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

Both mortgage loans payable to Red Capital (the “Bickford Loans”) contain prepayment restrictions that impact our ability to refinance either of the mortgage loans prior to 2015. The Bickford Loans are secured by separate cross-collateralized, cross-defaulted first priority mortgages/deeds of trust on each of the 14 Bickford properties. The Bickford Loans are non-recourse to the Company except for certain non-recourse carveouts (customary for transactions of this type), as provided in the related guaranty agreements for the Bickford Loans. Each Bickford Loan contains typical representations and covenants for loans of this type. A breach of the representations or covenants could result in a default under each of the Bickford Loans, which would result in all amounts owing under each of the Bickford Loans to become immediately due and payable. As of March 31, 2013, approximately $0.4 million of premium remains to be amortized over the remaining term of the two mortgage loans.

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

Effective February 1, 2013, we acquired a 75% interest in Care Cal JV LLC whose subsidiaries own two senior housing apartment buildings located in New York. The properties are encumbered by the Calamar Loans from Liberty Bank with an aggregate debt balance of approximately $18.3 million. One loan had a principal balance of approximately $7.7 million at the time of acquisition and amortizes over 30 years, with a fixed interest rate of 4.5% through maturity in February 2020. The second loan had a principal balance of approximately $10.6 million at the time of acquisition and also amortizes over 30 years, with a fixed interest rate of 4.0% through maturity in August 2019. The Calamar Loans were recorded at their then fair value of approximately $18.1 million, a decrease of approximately $0.3 million over the combined loan balances of approximately $18.4 million at February 1, 2013. As of March 31, 2013, approximately $0.3 million of discount remains to be amortized over the remaining term of the two mortgage loans.

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

Equity

As of March 31, 2013, we had 10,243,880 shares of common stock and no shares of preferred stock outstanding.

On March 30, 2012, the Company issued 49,573 common shares to TREIT in conjunction with its quarterly incentive fee due under the Services Agreement for the fourth quarter of 2011. These shares were issued under the Manager Equity Plan, which was adopted in June 2007 (the “Manager Equity Plan”).

During the three months ended March 31, 2013 and 2012, we issued 2,220 and 2,304 shares of immediately vested common stock with a combined aggregate fair value of approximately $15,000 and $15,000 to our independent directors as part of their annual retainer for the first quarter of 2013 and the fourth quarter of 2011, respectively. The shares paid to our directors were issued under the equity plan, which was adopted in June 2007 (the “Equity Plan”). Each independent director receives an annual base retainer of $50,000, payable quarterly in arrears, of which 70% is paid in cash and 30% in shares of Care common stock. Shares granted as part of the annual retainer vest immediately and are included in general and administrative expense.

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

As of March 31, 2013, 159,114 common shares remain available for future issuances under the Equity Plan and 134,629 shares (which is net of 652,500 shares that are reserved for potential issuance upon conversion of the 2008 Warrant) remain available for future issuances under the Manager Equity Plan.

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

On March 21, 2013, the Company declared a cash dividend of $0.135 per share of common stock for the quarter ended on December 31, 2012, which was paid on April 18, 2013 to stockholders of record at the close of business on April 4, 2013. For tax purposes, this will be treated as a 2013 distribution.

On April 3, 2012, the Company declared a cash dividend of $0.135 per share of common stock for the quarter ended on December 31, 2011, which was paid on May 1, 2012 to stockholders of record at the close of business on April 17, 2013. For tax purposes, this was treated as a 2012 distribution.

Our ability to make future distributions depends upon a number of factors, including our future earnings. We may be unable to maintain our current rate of distributions and future distributions may be suspended or paid at a lesser rate than the distributions we now pay.

Subsequent Events

Dividend Declaration

On May 9, 2013, the Company declared a cash dividend of $0.02 per share of common stock with respect to the first quarter of 2013 that will be paid on June 6, 2013 to stockholders of record as of May 23, 2013.

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

Contractual Obligations

The table below summarizes our contractual obligations as of March 31, 2013 (in millions):

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Mortgage notes payable and related interest	$136.4	$8.5	$89.4	$4.1	$34.4
Base service fee obligations(1)	0.4	0.4	—	—	—
Operating lease obligations(2)	1.4	0.2	0.5	0.5	0.2

Total	$138.2	$9.1	$89.9	$4.6	$34.6

(1)	TREIT base service fee, subject to increase or decrease based on changes in stockholders’ equity. The termination fee payable to TREIT in the event of non-renewal of the Services Agreement by the Company is not fixed and determinable and is therefore not included in the table.
(2)	Minimum rental obligations for Company office lease.

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

Acquisitions and Dispositions

Management continually monitors potential investment and expansion opportunities. Our focus is on potential acquisitions in the senior housing industry that provide attractive risk adjusted returns. Our overall strategy is to identify strong and experienced regional operators of assisted living, independent living and memory care facilities who are looking to expand and diversify their operations by entering into strategic relationships with capital partners. We believe that by entering into such relationships, we will not only generate attractive current returns for our stockholders, but create a forward pipeline of additional opportunities as well. While cap rates for larger property portfolios have compressed during the past few years, thereby increasing the cost of acquisitions, we continue to see opportunities to acquire portfolios of three to ten properties at attractive yields.

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

The Company completed two investments during the three months ended March 31, 2013:

•

In February 2013, the Company acquired a 75% interest in Care Cal JV LLC, which through two subsidiaries own the Calamar Properties. Affiliates of Calamar developed the properties and own a 25% interest in Care Cal JV LLC. Simultaneously with the acquisition, we entered into a management agreement with a term of ten years with affiliates of Calamar for the management of the properties. Care receives a preference on interim cash flows and sales proceeds and Calamar’s management fee is subordinate to such payments. The aggregate purchase price for the two properties was $23.3 million, of which $18.4 million was funded through the assumption of the Calamar Loans with Liberty Bank and the balance with cash on hand. A joint venture agreement provides that the properties may be marketed for sale after a seven-year lockout subject to additional provisions.

•

In March 2013, we purchased the remaining approximately two-thirds interest (with a principal outstanding balance of approximately $21.8 million on the date of acquisition) in the syndicated loan in which we held an approximately one-third interest for approximately $17.3 million.

As of March 31, 2013, the Company did not have any purchase and sale obligations with regard to any real estate transactions. The Company regularly evaluates potential real estate acquisitions and dispositions. While current and projected returns for a subject property significantly influence the decision making process, other items, such as the impact on the geographical diversity of the Company’s portfolio, the type of property, the Company’s experience with and the overall reputation of the property operator and the availability of mortgage financing are also taken into consideration. Applicable capitalization rates for such acquisitions vary depending on a number of factors including, but not limited to, the type of facility, its location, competition and barriers to entry in the particular marketplace, age and physical condition of the facility, status and experience of the property operator and the existence or availability of mortgage financing. The property net operating income for prospective acquisitions is generally based upon the EBITDA for such property adjusted for market vacancy and property management fees as well as applicable maintenance, operating and tax reserves.

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

Off-Balance Sheet Arrangements

As of March 31, 2013, none of our off-balance sheet arrangements had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. We maintain an interest in one unconsolidated joint venture. See Note 5 to our consolidated financial statements for more information regarding our interest in the unconsolidated joint venture. Our risk of loss associated with this investment is limited to our investment in this joint venture.

Recent Accounting Pronouncements

In February 2013, the FASB issued changes to the accounting for obligations resulting from joint and several liability arrangements. These changes require an entity to measure such obligations for which the total amount of the obligation is fixed at the reporting date as the sum of (i) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors, and (ii) any additional amount the reporting entity expects to pay on behalf of its co-obligors. An entity will also be required to disclose the nature and amount of the obligation as well as other information about those obligations. Examples of obligations subject to these requirements are debt arrangements and settled litigation and judicial rulings. These changes become effective on January 1, 2014. Management has determined that the adoption of these changes will not have an impact on the Consolidated Financial Statements.

In February 2013, the FASB issued ASU 2013-02 Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update addresses the disclosure issue left open at the deferral under ASU 2011-12. This update requires the provision of information about the amounts reclassified out of accumulated OCI by component. In addition, it requires presentation, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated OCI by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, a cross-reference must be provided to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This update is effective for reporting periods beginning after December 15, 2012. Management has determined that the adoption of these changes will not have an impact on the Consolidated Financial Statements.

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

•

On December 31, 2012, the Company announced it had entered into the Contribution Agreement with Tiptree, its majority stockholder, pursuant to which both parties would contribute substantially all of their respective assets and liabilities to a newly-formed limited liability company in order to form a financial services operating company that will hold and manage both companies’ assets and operate each company’s businesses. See “Part I—Item I. Business—Current Event-Proposed Contribution Transactions” for further description of the proposed Contribution Transactions.

•	At March 31, 2013, we held notes receivable totaling approximately $1.2 million with NACAL, LLC and RECAL, LLC, each entity an affiliate of Calamar.

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

The following is a reconciliation of FFO and AFFO to net income (loss), which is the most directly comparable GAAP performance measure, for the three month periods ended March 31, 2013 and 2012, respectively (in thousands, except share and per share data):

	For the three months ended March 31, 2013		For the three months ended March 31, 2012
	FFO	AFFO	FFO	AFFO
Net income (loss)	$(148)	$(148)	$294	$294
Less: Net income attributable to non-controlling interest	—	—	—	—
Net income (loss) allocated to common stockholders	(148)	(148)	294	294
Adjustments:

Depreciation and amortization on owned properties	1,075	1,075	968	968
Stock-based compensation	—	170	—	69
Amortization of above-market leases	—	52	—	52
Amortization of deferred financing costs	—	13	—	67
Transaction costs	—	476	—	—
Other non-cash	—	—	—	79
Straight-line effect of lease revenue	—	(312)	—	(399)

Unrealized (gain) on derivative instruments	—	—	—	(420)

FFO and AFFO	$927	$1,326	$1,262	$710

FFO and AFFO per share basic	$0.09	$0.13	$0.12	$0.07
FFO and AFFO per share diluted	$0.09	$0.13	$0.12	$0.07

Weighted average shares outstanding — basic(1)(2)	10,241,502	10,241,502	10,175,438	10,175,438

Weighted average shares outstanding — diluted(1)(2)	10,251,292	10,251,292	10,186,222	10,186,222

(1)	The diluted FFO and AFFO per share calculations exclude the dilutive effect of the 2008 Warrant convertible into 652,500 (adjusted for our three-for-two stock split September 2010) common shares for the three months ended March 31, 2013 and 2012 because the exercise price was more than the average market price.
(2)	The diluted FFO and AFFO per common share calculations for the three months ended March 31, 2013 and 2012 include the effect of 75,130 and 100,154 remaining unvested and unforfeited RSUs, respectively, adjusted for shares repurchased under the treasury stock method.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

ITEM 4.	Controls and Procedures.

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

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including Salvatore (Torey) V. Riso, Jr., our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, Mr. Riso concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

In connection with the resignation of Joseph B. Sacks, the Company’s former Principal Accounting Officer and Controller, which resignation was effective on January 31, 2013, the Company’s Board of Directors appointed Patrick Huvane as Principal Accounting Officer of the Company.

Except as described above, there has been no change in our internal control over financial reporting during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On January 28, 2013, Mr. Riso notified the company of his intent to exercise his tax withholding right with respect to his shares that were scheduled to vest on January 3, 2013 pursuant to his restricted stock unit agreement. The Company determined that 5,190 shares at a stock price of $7.50 were needed to satisfy Mr. Riso’s withholding requirement, and the shares were withheld on that date. Similarly, on January 29, 2013, Mr. Sacks notified the company of his intent to exercise his tax withholding right with respect to his shares that were scheduled to vest on January 3, 2013 pursuant to his restricted stock unit agreement. The Company determined that 211 shares at a stock price of $7.50 were needed to satisfy Mr. Sacks’ withholding requirement, and the shares were withheld on that date

On January 30, 2013 pursuant to a stock repurchase agreement (the “Repurchase Agreement”) by and between the Company and Joseph B. Sacks, the Company’s former Principal Accounting Officer and Controller, the Company repurchased 302 shares of its common stock owned by Mr. Sacks at a purchase price of $7.50 per share.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plan
January 1, 2013 – January 31, 2013	5,703	(1)	$7.50	—	—
February 1, 2013 – February 28, 2013	—		—	—	—
March 1, 2013 – March 31, 2013				—	—
Total	5,703		$7.50	—	—

(1)	The 5,190 and 211 shares were withheld in connection with Mr. Riso’s and Mr. Sacks’ restricted stock unit plans, respectively, which are not publicly announced plans or programs. Similarly, the 302 shares were purchased pursuant to the Repurchase Agreement, which was not a publicly announced plan or program.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

ITEM 6.	Exhibits

(a)	Exhibits

2.1	Contribution Agreement by and between the Registrant, Tiptree Operating Company, LLC and Tiptree Financial Partners, L.P., dated December 31, 2012 (previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8K (File No. 001-33549), filed on January 3, 2013 and herein incorporated by reference).

2.2	First Amendment dated as of February 14, 2013, to the Contribution Agreement, dated as of December 31, 2012, among the Registrant, Tiptree Operating Company, LLC and Tiptree Financial Partners, L.P. (filed herewith).

3.1	Third Articles of Amendment and Restatement of the Registrant (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on September 3, 2010 and herein incorporated by reference).

3.2	Third Amended and Restated Bylaws of the Registrant (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on November 8, 2010 and herein incorporated by reference).

4.1	Form of Certificate for Common Stock (previously filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-11, as amended (File No. 333-141634), filed on June 7, 2007 and herein incorporated by reference).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF

*	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2013 (unaudited) and December 31, 2012, (ii) the Condensed Consolidated Statements of Operations (unaudited) for the three month periods ended March 31, 2013 and 2012, (iii) the Condensed Consolidated Statements of Stockholders’ Equity (unaudited) for the three month period ended March 31, 2013, (iv) the Condensed Consolidated Statements of Cash Flows (unaudited) for the three month periods ended March 31, 2013 and 2012 and (v) the Notes to the Condensed Consolidated Financial Statements (unaudited).

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

CARE INVESTMENT TRUST INC.

Date: May 15, 2013	By:	/s/ Salvatore (Torey) V. Riso, Jr.
Salvatore (Torey) V. Riso, Jr.
President, Chief Executive Officer and Principal Financial Officer

Date: May 15, 2013	By:	/s/ Patrick Huvane
Patrick Huvane
Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

2.1

Contribution Agreement by and between the Registrant, Tiptree Operating Company, LLC and Tiptree Financial Partners, L.P., dated December 31, 2012 (previously filed as Exhibit 2.1 to the Registrant’s Current Report on

Form 8-K (File No. 001-33549), filed on January 3, 2013 and herein incorporated by reference).

2.2	First Amendment dated as of February 14, 2013, to the Contribution Agreement, dated as of December 31, 2012, among the Registrant, Tiptree Operating Company, LLC and Tiptree Financial Partners, L.P. (filed herewith).

3.1	Third Articles of Amendment and Restatement of the Registrant (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on September 3, 2010 and herein incorporated by reference).

3.2	Third Amended and Restated Bylaws of the Registrant (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on November 8, 2010 and herein incorporated by reference).

4.1	Form of Certificate for Common Stock (previously filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-11, as amended (File No. 333-141634), filed on June 7, 2007 and herein incorporated by reference).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2013 (unaudited) and December 31, 2012, (ii) the Condensed Consolidated Statements of Operations (unaudited) for the three month periods ended March 31, 2013 and 2012, (iii) the Condensed Consolidated Statements of Stockholders’ Equity (unaudited) for the three month period ended March 31, 2013, (iv) the Condensed Consolidated Statements of Cash Flows (unaudited) for the three month periods ended March 31, 2013 and 2012 and (v) the Notes to the Condensed Consolidated Financial Statements (unaudited).

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