Form 10-Q
period 2013-06-30
TIPTREE FINANCIAL INC.
filed 2013-08-13
CIK 1393726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly period ended June 30, 2013

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number: 001-33549

Tiptree Financial Inc.

(Exact name of Registrant as Specified in Its Charter)

Maryland	38-3754322
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

780 Third Avenue, 21st Floor, New York, New York	10017
(Address of Registrant’s Principal Executive Offices)	(Zip Code)

(212) 446-1410

(Registrant’s Telephone Number, Including Area Code)

Care Investment Trust Inc.

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

(Explanatory Note: Until August 8, 2013, the registrant was a voluntary filer and not subject to the filing requirements of the Securities Exchange Act of 1934. Although not subject to these filing requirements prior to August 8, 2013, Tiptree Financial Inc. has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 13, 2013, there were 10,246,020 shares, par value $0.001, of the registrant’s Class A common stock outstanding, and 31,147,371 shares, par value $0.001, of the registrant’s Class B common stock outstanding.

Tiptree Financial Inc. and Subsidiaries

Part I — Financial Information

ITEM 1. Financial Statements.

Tiptree Financial Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(dollars in thousands — except share and per share data)

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets:
Real estate:
Land	$6,440	$10,620
Buildings and improvements	36,417	116,222
Less: accumulated depreciation and amortization	(968)	(8,015)

Total real estate, net	41,889	118,827
Cash and cash equivalents	69,002	46,428
Investment in loans	22,360	5,553
Note receivable from related party	3,346	—
Investments in partially-owned entities	2,493	2,491
Identified intangible assets — leases in place, net	834	6,316
Other assets	3,059	6,182

Total Assets	$142,983	$185,797

Liabilities and Stockholders’ Equity
Liabilities:
Mortgage notes payable	$33,376	$95,232
Accounts payable and accrued expenses	1,743	1,833
Accrued expenses payable to related party	1,647	86
Other liabilities	644	609

Total Liabilities	37,410	97,760

Commitments and Contingencies
Stockholders’ Equity
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued or outstanding	—	—
Common stock: $0.001 par value, 250,000,000 shares authorized 10,246,020 and 10,226,250 shares issued and outstanding, respectively	11	11
Non-controlling interest	5,183	—
Additional paid-in capital	84,216	84,147
Retained earnings	16,163	3,879

Total Stockholders’ Equity	105,573	88,037

Total Liabilities and Stockholders’ Equity	$142,983	$185,797

See Notes to Condensed Consolidated Financial Statements

Tiptree Financial Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

(dollars in thousands — except share and per share data)

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Revenue
Rental income	$1,094	$413	$1,916	$825
Reimbursable income	38	43	77	85
Income from investments in loans	573	182	886	364

Total Revenue	1,705	638	2,879	1,274

Expenses
Base services fees to related party	120	133	238	245
Incentive fee to related party	1,537	—	1,537	—
Marketing, general and administrative (including stock-based compensation of $71, $36, $140 and $105, respectively)	1,635	898	3,167	2,070
Reimbursed property expenses	38	43	77	85
Depreciation and amortization	324	157	602	279

Operating Expenses	3,654	1,231	5,621	2,679

Other (Income) Expense
Income from investments in partially-owned entities, net	(85)	(81)	(169)	(162)
Unrealized loss on derivative instruments	—	420	—	—
Realized gain on derivative instruments, net	—	(86)	—	(86)
Interest income	(12)	(19)	(23)	(40)
Interest expense including amortization of deferred financing costs	369	206	661	401

Income (loss) from continuing operations	(2,221)	(1,033)	(3,211)	(1,518)

Discontinued operations:
Gain on sale of Bickford Portfolio, net	15,463	—	15,463	—
Income from discontinued operations, net	806	794	1,647	1,573

Discontinued operations, net	16,269	794	17,110	1,573

Net income (loss)	$14,048	$(239)	$13,899	$55

Net income attributable to non-controlling interest	16	—	16	—
Net income (loss) attributable to common stockholders	14,032	(239)	13,883	55
Net income (loss) allocated to common stockholders per share of common stock
(Loss) from continuing operations, basic	$(0.22)	$(0.10)	$(0.31)	$(0.15)
Discontinued operations, net, basic	$1.59	$0.08	$1.67	$0.16
Net income (loss), basic	$1.37	$(0.02)	$1.36	$0.01

(Loss) from continuing operations, diluted	$(0.22)	$(0.10)	$(0.31)	$(0.15)
Discontinued operations, net, diluted	$1.59	$0.08	$1.67	$0.16
Net income (loss), diluted	$1.37	$(0.02)	$1.36	$0.01

Weighted average common shares outstanding, basic	10,243,951	10,224,845	10,242,733	10,200,141

Weighted average common shares outstanding, diluted	10,258,141	10,224,845	10,258,633	10,214,265

Dividends declared per common share	$0.155	$0.270	$0.155	$0.270

See Notes to Condensed Consolidated Financial Statements

Tiptree Financial Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

(dollars in thousands, except share data)

	Common Stock			Additional Paid-in	Retained	Non-controlling
	Shares	$		Capital	Earnings	interest	Total
Balance at December 31, 2012	10,226,250	$11		$84,147	$3,879	—	$88,037
Stock-based compensation to directors for services	4,360		*	30	—	—	30

Stock-based compensation to employees	15,712		*	41	—	—	41
Dividends	—	—		—	(1,599)	—	(1,599)
Repurchased shares	(302)		*	(2)	—	—	(2)
Net changes in non-controlling interest	—	—		—	—	5,167	5,167
Net income	—	—		—	13,883	16	13,899

Balance at June 30, 2013	10,246,020	$11		$84,216	$16,163	$5,183	$105,573

*	Less than $500

See Notes to Condensed Consolidated Financial Statements

Tiptree Financial Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2012
Cash Flow From Operating Activities
Net income (loss)	$13,899	$55
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Increase in deferred rent receivable	(624)	(799)
(Income) or loss from investments in partially-owned entities	(169)	(162)
Distribution of income from partially-owned entities	167	162
Amortization of above-market leases	104	104
Amortization and write-off of deferred financing costs	27	134
Accretion of mortgage note discount	20	—
Amortization of mortgage note premium	(75)	(74)
Stock-based compensation	140	105
Non-cash interest from investments in loans	(111)	—
Depreciation and amortization on real estate and fixed assets, including intangible assets	2,235	1,976
Gain on sale of Bickford Portfolio, net	(15,463)	—
Gain on derivative instruments	—	(86)
Changes in operating assets and liabilities:
Other assets	(638)	(71)
Accounts payable and accrued expenses	(59)	(891)
Other liabilities including payable to related parties	1,560	(1,345)

Net cash (used in) provided by operating activities	1,013	(892)

Cash Flow From Investing Activities
Fixed asset purchases	(7)	(23)
Change in non-controlling interest	(19)	—
Proceeds from derivative transactions	—	86
Proceeds from sale of Bickford Portfolio	44,021	—
Investment in real estate	(13)	—
Proceeds from loan repayments	562	173
Funding of notes receivable from related party	(3,346)	—
Investment in loans	(17,258)	—

Net cash provided by investing activities	23,940	236

Cash Flow From Financing Activities
Principal payments under mortgage notes payable	(740)	(15,805)
Borrowings under mortgage notes payable	—	15,680
Financing costs	(38)	(625)
Repurchases of common stock	(2)	(72)
Dividends paid	(1,599)	(2,788)

Net cash used in financing activities	(2,379)	(3,610)

Net increase (decrease) in cash and cash equivalents	22,574	(4,266)
Cash and cash equivalents, beginning of period	46,428	52,306

Cash and cash equivalents, end of period	$69,002	$48,040

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$3,544	$3,139

Cash paid for taxes	$38	$227

Non-cash financing and investing activities
Assets acquired and liabilities assumed by consolidation of Care Cal JV LLC
Land, building, and improvements	$(23,024)	$—
Other assets acquired	$(183)	$—
Mortgage notes payable assumed	$18,056	$—
Other liabilities assumed	3	—
Liabilities extinguished by sale of Bickford Portfolio
Mortgage note payable	$(78,818)	$—
Mortgage note premium	$(299)	$—
Stock-based payments	$30	$375

Accrued expenses for financing costs	$—	$53

See Notes to Condensed Consolidated Financial Statements

Tiptree Financial Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2013

Note 1 — Organization

As of June 30, 2013, Tiptree Financial Inc., formerly known as Care Investment Trust Inc., (together with its subsidiaries, the “Company” unless otherwise indicated or except where the context otherwise requires, “we”, “us” or “our”) is an equity real estate investment trust (“REIT”) that invests in healthcare facilities including assisted-living, independent living, memory care, skilled nursing and other healthcare and seniors-related real estate assets in the United States of America (the “U.S.”). The Company was incorporated in Maryland in March 2007 and completed its initial public offering on June 22, 2007. We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) commencing with our taxable year ended December 31, 2007. To maintain our tax status as a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders.

As of June 30, 2013, we maintained a geographically-diversified investment portfolio consisting of approximately $41.9 million (63%) in wholly-owned and majority-owned real estate, approximately $2.5 million (4%) in an unconsolidated joint venture that owns real estate, and approximately $22.4 million (33%) in a loan investment. As of June 30, 2013, our portfolio of assets consisted of wholly-owned real estate of senior housing facilities, including assisted living, independent living and memory care facilities, as well as real estate joint-ventures of senior housing facilities, including an assisted / independent living facility and senior apartments, and a loan investment secured by skilled nursing facilities, as well as collateral relating to assisted living facilities and a multifamily property. Our wholly-owned senior housing facilities are leased, under triple-net leases, which require the tenants to pay all property-related expenses. As of June 30, 2013, we operated in only one reportable segment.

On August 13, 2010, Tiptree Financial Partners, L.P. (“TFP”) acquired control of the Company (the “2010 Transaction”). As part of the 2010 Transaction, we entered into a hybrid management structure whereby senior management was internalized and we entered into a services agreement with TREIT Management, LLC (“TREIT” or “Advisor”) for certain advisory and support services (the “Services Agreement”).

Current Event — Reorganization

On July 1, 2013, we completed a combination with TFP pursuant to the Contribution Agreement, dated as of December 31, 2012, as amended by Amendment No. 1 to the Contribution Agreement, dated as of February 14, 2013 (the “Contribution Agreement”), among us, TFP and Tiptree Operating Company, LLC (the “Operating Subsidiary”). Pursuant to the Contribution Agreement, we contributed substantially all of our assets to the Operating Subsidiary in exchange for 10,289,192 common units in the Operating Subsidiary (representing an approximately 25% interest in Operating Subsidiary), and TFP contributed substantially all of its assets (excluding shares of our Class A Common Stock owned by TFP) to Operating Subsidiary in exchange for 31,147,371 common units in the Operating Subsidiary (representing an approximately 75% interest in Operating Subsidiary) and 31,147,371 shares of our newly classified Class B Common Stock (the “Contribution Transactions”).

TREIT became an indirect subsidiary of the Company in connection with the Contribution Transactions. The Services Agreement was assigned by the Company to its subsidiary Care Investment Trust LLC on July 1, 2013 in connection with the Contribution Transactions. The Services Agreement remains in full effect.

On July 1, 2013, immediately prior to closing the Contribution Transactions, we filed our Fourth Articles of Amendment and Restatement with the Maryland Department of Assessments and Taxation in order to, among other things, (i) change our name from “Care Investment Trust Inc.” to “Tiptree Financial Inc.”, (ii) rename our common stock as “Class A Common Stock”, with no change to the economic or voting rights of such stock, (iii) reclassify 50,000,000 authorized and unissued shares of our common stock as Class B Common Stock, and (iv) remove certain provisions related to our qualification as a REIT.

As a result of the Contribution Transactions, we have become a diversified holding company whose subsidiaries will hold and manage the assets of and operate the businesses we operated prior to the Contribution Transactions and those contributed by TFP on a consolidated basis. Through our operating subsidiary, Tiptree Operating Company, LLC, our primary focus is on four sectors of financial services: insurance and insurance services, real estate, asset management and specialty finance (including corporate, consumer and tax-exempt credit). The financial information in this Quarterly Report presents our financial results prior to the completion of the Contribution Transactions and are not indicative of our financial results following the Contribution Transactions. See Note 14 to the Condensed Consolidated Financial Statements for subsequent events disclosure.

As a result of the Contribution Transactions, we expect that we will not qualify to be taxed as a REIT for Federal income tax purposes and would become a taxable corporation effective January 1, 2013 due to the nature of the assets and the businesses contributed by TFP. As a REIT, the Company was generally not subject to United States, or U.S., federal corporate income tax on its taxable income distributed to stockholders. However, even as a REIT, the Company was subject to U.S. federal income and excise taxes in various situations, such as on the Company’s undistributed income. The Company’s failure to qualify as a REIT will be retroactive to January 1, 2013 and the Company will be subject to U.S. federal income and applicable state and local tax at regular corporate rates. As of the date of this filing, the Company is in the process of determining the effect on the financial statements of the change in tax status as of July 1, 2013 retroactive to January 1, 2013, which will be recognized in the condensed consolidated financial statements in the third quarter of 2013. The estimated amount of tax as a result of the Contribution Transactions and not qualifying to be taxed as a REIT for Federal income tax purposes is approximately $3.5 million. Additionally, the Company estimates that the existing net operating losses (“NOLs”) of approximately $9.6 million will be carried forward, which may be subject to limitations under Section 382 of the Internal Revenue Code. If we are not taxed as a REIT, we will not be subject to the 90% distribution requirement and our Board of Directors, or the Board, may then determine to distribute less of its taxable income than it would if we were taxed as a REIT.

Note 2 — Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. In our opinion, all estimates and adjustments necessary to present fairly the financial position, results of operations and cash flows have been made. The condensed consolidated balance sheet as of December 31, 2012 has been derived from the audited consolidated balance sheet as of that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the U. S. (“GAAP”) have been omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the operating results for the full year ending December 31, 2013.

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

As discussed in Notes 3 and 8, effective as of February 1, 2013, we acquired a 75% interest in a newly formed limited liability company (“Care Cal JV LLC”) whose subsidiaries own two senior housing apartment buildings located in New York (the “Calamar Properties”). The Calamar Properties are encumbered by two separate loans from Liberty Bank (the “Calamar Loans”). The Company accounts for this business combination under the acquisition method in accordance with ASC 805 Business Combinations (“ASC 805”) and consolidates the financial statements for the Calamar Properties in accordance with ASC 810.

Comprehensive Income

We have no items of other comprehensive income, and accordingly net income (loss) is equal to comprehensive income (loss) for all periods presented.

Segment Reporting

ASC 280 Segment Reporting establishes standards for the way that public entities report information about operating segments in the financial statements. As of June 30, 2013 we are a REIT focused on originating and acquiring healthcare-related real estate and commercial mortgage debt and currently operate in only one reportable segment.

Cash and Cash Equivalents

We consider all highly liquid investments of sufficient credit quality with original maturities of three months or less to be cash equivalents. Included in cash and cash equivalents at June 30, 2013 and December 31, 2012 is approximately $69.0 million and $46.4 million, respectively, deposited with one major financial institution.

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

We review the carrying value of our real estate assets and intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360, Impairment or Disposal of Long-Lived Assets, (“ASC 360”). If such reviews indicate that the asset is impaired, the asset’s carrying amount is written down to its fair value. An impairment loss is measured based on the excess of the carrying amount over the fair value. We determine fair value by using a discounted cash flow model and appropriate discount and capitalization rates. Estimates of future cash flows are based on a number of factors including the historical operating results, leases in place, known trends, and market/economic conditions that may affect the property. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. If our anticipated holding periods change or estimated cash flows decline based on market conditions or otherwise, an impairment loss may be recognized. Long-lived assets to be disposed of are recorded at the lower of carrying value or fair value less estimated costs to sell. There were no impairments of our wholly-owned and majority-owned real estate investments and intangibles for the three and six month periods ended June 30, 2013 and 2012.

Investments in Loans

We account for our investment in loans in accordance with ASC 948 Financial Services — Mortgage Banking (“ASC 948”). Under ASC 948, loans expected to be held for the foreseeable future or to maturity should be held at amortized cost, and all other loans should be held at lower of cost or market (“LOCOM”), measured on an individual basis. In accordance with ASC 820 Fair Value Measurement (“ASC 820”), the Company includes nonperformance risk in calculating fair value adjustments. As specified in ASC 820, the framework for measuring fair value is based on observable inputs of market data.

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

Interest income is generally recognized using the effective interest method or on a basis approximating a level rate of return over the term of the loan. Nonaccrual loans are those on which the accrual of interest has been suspended. Loans are placed on nonaccrual status and considered nonperforming when full payment of principal and interest is in doubt, or when principal or interest is 90 days or more past due or if cash collateral, if any, is insufficient to cover principal and interest. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed against interest income. In addition, the amortization of net deferred loan fees is suspended. Interest income on nonaccrual loans may be recognized only to the extent it is received in cash. However, where there is doubt regarding the ultimate collectability of loan principal, cash receipts on such nonaccrual loans are applied to reduce the carrying value of such loans. Nonaccrual loans may be returned to accrual status when repayment is reasonably assured and there has been demonstrated performance under the terms of the loan or, if applicable, the restructured terms of such loan. The Company did not have any loans on non-accrual status as of June 30, 2013 or December 31, 2012.

As discussed in Note 4, as of June 30, 2013 and December 31, 2012, we have one loan investment that is secured by skilled nursing facilities, as well as collateral relating to assisted living facilities and a multifamily property, all of which are located in Louisiana. The loan investment was previously syndicated to three lenders (including the Company), each of which owned an approximately one-third interest in the loan at December 31, 2012. On March 1, 2013, we purchased all of the remaining interest in the syndicated loan that we did not previously own.

Our intent is to hold the loan to maturity and as such it is carried on the June 30, 2013 and December 31, 2012 balance sheets at its respective amortized cost basis, net of principal payments received.

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

As discussed in Note 5, as of June 30, 2013 and December 31, 2012, we held one investment accounted for under the equity method.

We assess whether there are indicators that the value of our partially owned entities may be impaired. An investment’s value is impaired if we determine that a decline in the value of the investment below its carrying value is other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the estimated value of the investment. For the six month periods ended June 30, 2013 and 2012, we did not recognize any impairment on investments in partially owned entities.

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

Income Taxes

We elected to be taxed as a REIT under Sections 856 through 860 of the Code. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our REIT taxable income to stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to Federal income tax on our taxable income at regular corporate rates and we will not be permitted to qualify for treatment as a REIT for Federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distributions to stockholders. Despite our current REIT qualification, we may be subject to certain state and local taxes.

As a result of the Contribution Transactions, we expect that the Company will not qualify to be taxed as a REIT for Federal income tax purposes effective January 1, 2013. If the Company is not taxed as a REIT, the Company will not be subject to the 90% distribution requirement and the Board may then determine to distribute less of its taxable income than it would if the Company were taxed as a REIT.

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

In assessing the potential realization of deferred tax assets, if any, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences reverse and/or NOL carryforwards are available. Management considers the scheduled reversal of deferred tax assets and liabilities, projected future taxable income, and tax planning strategies in making this assessment. As there is no assurance that the Company will generate taxable income in future periods, management does not believe that it is more likely than not that the Company will realize the benefits of these temporary differences and NOL carryforwards and therefore established a full valuation allowance at June 30, 2013 and December 31, 2012.

We account for uncertain tax positions in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48 Accounting for Uncertainty in Income Taxes — An Interpretation (“ASC 740”) of FASB Statement No. 109 (“FIN 48”). ASC 740 prescribes a recognition threshold and measurement attribute for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. ASC 740 requires that the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. We evaluate uncertainties of tax positions taken or expected to be taken in our tax returns based on the probability of whether it is more likely than not that those positions would be sustained upon audit by applicable tax authorities, based on technical merit for open tax years. We assessed the Company’s tax positions for open federal, state and local tax years from 2009 through 2013. The Company does not have any uncertain tax positions as of June 30, 2013 that would not be sustained on its technical merits on a more likely than not basis. Our policy is, if necessary, to account for interest and penalties related to uncertain tax positions as a component of our income tax provision.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses in the condensed consolidated financial statements and the accompanying notes. Significant estimates are made for the valuation of real estate and related intangibles, valuation of financial instruments, impairment assessments and fair value assessments with respect to purchase price allocations. Actual results could differ from those estimates.

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

Recent Accounting Pronouncements

In February 2013, the FASB issued changes to the accounting for obligations resulting from joint and several liability arrangements. These changes require an entity to measure such obligations for which the total amount of the obligation is fixed at the reporting date as the sum of (i) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors, and (ii) any additional amount the reporting entity expects to pay on behalf of its co-obligors. An entity will also be required to disclose the nature and amount of the obligation as well as other information about those obligations. Examples of obligations subject to these requirements are debt arrangements and settled litigation and judicial rulings. These changes become effective on January 1, 2014. Management has determined that the adoption of these changes will not have an impact on the Condensed Consolidated Financial Statements.

In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02 Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update addresses the disclosure issue left open at the deferral under ASU 2011-12. This update requires the provision of information about the amounts reclassified out of accumulated OCI by component. In addition, it requires presentation, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated OCI by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, a cross-reference must be provided to other disclosures required under GAAP that provide additional detail about those amounts. This update is effective for reporting periods beginning after December 15, 2012. Management has determined that the adoption of these changes will not have an impact on the Condensed Consolidated Financial Statements.

Note 3 — Investments in Real Estate

In September 2011, we acquired three assisted living and memory care facilities located in Virginia from affiliates of Greenfield Senior Living, Inc., a privately-held owner and operator of senior housing facilities (“Greenfield”). The aggregate purchase price for the three properties was $20.8 million, of which approximately $15.5 million was funded with the proceeds of a first mortgage bridge loan (the “Bridge Loan”) with KeyBank National Association (“KeyBank”) (see Note 8), and the balance with cash on hand. Concurrent with the acquisition, the properties were leased to three wholly-owned affiliates of Greenfield, which are responsible for operating each of the properties pursuant to a triple net master lease (the “Greenfield Master Lease”). The initial term of the Greenfield Master Lease is 12 years with two extension options of ten years each. Rent payments during the first year are approximately $1.7 million, with rental increases of 2.75% per annum during the initial term of the lease. At the end of the initial term, Greenfield, subject to certain conditions, holds a one-time purchase option that provides the right to acquire all three of the properties at the then fair market value. Greenfield has guaranteed the obligations of the tenants under the Greenfield Master Lease.

The Greenfield real estate assets, including personal property, consist of the following at each period end (in millions):

	June 30, 2013	December 31, 2012
Land	$5.6	$5.6
Buildings and improvements	14.2	14.2
Less: accumulated depreciation and amortization	(0.7)	(0.5)

Total real estate, net	$19.1	$19.3

On June 24, 2013, the Company, through its wholly owned subsidiary Care YBE Subsidiary LLC, a Delaware limited liability company (“Care YBE”), entered into the Membership Interest Purchase Agreement (the “Agreement”) with NHI-Bickford Re, LLC, a Delaware limited liability company (the “Buyer”), relating to the purchase and sale of 100% of the membership interests of Care YBE. Care YBE owns the fourteen senior living facilities, described in the Company’s filings with the Securities and Exchange Commission as the Bickford Senior Living Portfolio (the “Bickford Portfolio”), which the Company acquired in two separate sale-leaseback transactions occurring in June and September of 2008, respectively, from an affiliate of the Buyer. The Bickford Portfolio, developed and managed by affiliates of the Buyer, contains 643 units with six properties located in Iowa, five in Illinois, two in Nebraska and one in Indiana. Additionally, the lessee of the Bickford properties is an affiliate of Buyer.

On June 28, 2013, the Company completed the sale of its membership interests in Care YBE to the Buyer. See Note 7 to the Condensed Consolidated Financial Statements for discontinued operations disclosure.

In February 2013, we acquired a 75% interest in a newly formed Limited Liability Company (“Care Cal JV LLC”), which through two subsidiaries owns the Calamar Properties. Affiliates of Calamar Enterprises, Inc. (“Calamar”), a full service real estate organization with construction, development, management, and finance and investment divisions, developed the properties and own a 25% interest in Care Cal JV LLC. Simultaneously with the acquisition, we entered into a management agreement with a term of ten years with affiliates of Calamar for the management of the properties. Care receives a preference on interim cash flows and sales proceeds and Calamar’s management fee is subordinate to such payments. The aggregate purchase price for the two properties was $23.3 million, of which $18.4 million was funded through the assumption of the Calamar Loans with Liberty Bank (see Note 8) and the balance with cash on hand. A joint venture agreement provides that the properties may be marketed for sale after a seven-year lockout subject to additional provisions. For the six months ended June 30, 2013, revenue and net income from this acquisition were approximately $1.0 million and approximately $0.1 million, respectively.

We completed our assessment of the allocation of the fair value of the real estate acquired from Calamar (including land, buildings, and equipment) in accordance with ASC 805 Business Combinations. The allocation of the purchase price to the fair values of the real estate acquired is as follows (in millions):

Land	$0.8
Buildings and improvements	22.2

Total real estate	$23.0

The Calamar real estate assets, including personal property, consist of the following at period end (in millions):

June 30, 2013
Land	$0.8
Buildings and improvements	22.2
Less: accumulated depreciation and amortization	(0.3)

Total real estate, net	$22.7

For the three and six months ended June 30, 2013, revenues from the Calamar, and Greenfield tenants accounted for approximately 66% and 69% of total revenue. For each of the three and six months ended June 30, 2012, revenues from the Greenfield tenants accounted for approximately 71% of total revenue.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$1.8	$1.2	$3.1	$2.5
Net (loss)	$(2.1)	$(1.1)	$(3.3)	$(1.5)

Note 4 — Investments in Loans

As of June 30, 2013 and December 31, 2012, we have one loan investment which is secured by skilled nursing facilities, as well as collateral relating to assisted living facilities and a multifamily property. The ten properties that provide collateral for the loan are located in Louisiana. The loan investment was previously syndicated to three lenders (including the Company), each of which owned an approximately one-third interest in the loan at December 31, 2012. In March 2013, we purchased the remaining approximately two-thirds interest (with a principal outstanding balance of approximately $21.8 million on the date of acquisition) for approximately $17.3 million.

The loan has a five year term with a maturity date of November 1, 2016, a 25-year amortization schedule and a limited cash sweep. The interest rate on the loan is London Interbank Offered Rate (“Libor”) plus 6.00% in year one through year three, Libor plus 8.00% in year four and Libor plus 10.00% in year five.

Pursuant to ASC 310 Receivables, in conjunction with a restructuring of the loan in November 2011 we recognize interest income at the effective interest rate based on Libor in effect at the inception of the restructured loan and are using a weighted average spread of 7.21%. Accordingly, cash interest will be less than effective interest during the first three years of the loan and cash interest will be greater than effective interest during the last two years of the loan. One month Libor was 0.19% and 0.21% at June 30, 2013 and December 31, 2012, respectively. Our cost basis in the loan at June 30, 2013 and December 31, 2012 was approximately $22.2 million and $5.6 million, respectively.

Note 5 — Investments in Partially Owned Entities

The following table summarizes the Company’s investments in partially-owned entities at June 30, 2013 and December 31, 2012 (in millions):

Investment	June 30, 2013	December 31, 2012
Senior Management Concepts Senior Living Portfolio	$2.5	$2.5

Total	$2.5	$2.5

Senior Management Concepts Senior Living Portfolio

As of June 30, 2013 and December 31, 2012, we owned a 100% preferred equity interest and 10% common equity interest in an independent and assisted living facility located in Utah and operated by Senior Management Concepts, LLC (“SMC”), a privately held owner and operator of senior housing facilities. The private pay facility contains 119 units of which, following renovations that converted certain independent living units into assisted living units, 93 are assisted living and 26 are independent living. The property is subject to a lease that expires in 2022.

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

The summarized financial information as of June 30, 2013 and December 31, 2012 and for the six months ended June 30, 2013 and 2012, for the Company’s unconsolidated joint venture in SMC is as follows (in millions):

	June 30, 2013	December 31, 2012
Assets	$10.3	$10.8
Liabilities	15.1	14.9

Equity	$(4.8)	$(4.1)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues	$0.8	$0.8	$1.6	$1.7
Expenses	1.0	0.9	1.9	1.8

Net loss	$(0.2)	$(0.1)	$(0.3)	$(0.1)

Note 6 — Identified Intangible Assets — leases in-place, net

The following table summarizes the Company’s identified intangible assets at June 30, 2013 and December 31, 2012 (in millions):

	June 30, 2013	December 31, 2012
Leases in-place — including above market leases of $2.7	$1.0	$7.7
Accumulated amortization	(0.2)	(1.4)

Total	$0.8	$6.3

The Company amortizes these intangible assets over the terms of the underlying leases on a straight-line basis. Amortization expense for each of the next five years is expected to be approximately $0.1 million per annum and the amortization for above-market leases, which reduces rental income, is expected to be approximately $0.2 million per annum for each of the next five years. Due to the sale of the Bickford Portfolio on June 28, 2013, the above market leases only relate to Greenfield as of June 30, 2013.

Note 7 — Dispositions, Assets Held for Sale and Discontinued Operations

On June 28, 2013, we sold 100% of the membership interests in Care YBE, which owns the Bickford Portfolio, to an affiliate of National Health Investors Inc. for net cash of $44.0 million and a net gain of approximately $15.5 million, which is classified as a gain on sale from discontinued operations. Care YBE is also the borrower under the Bickford Loans, which had an outstanding principal balance of approximately $78.8 million as of June 28, 2013 and which remains an obligation of Care YBE subsequent to the sale of the Bickford Portfolio.

We have reclassified the income and expenses attributable to the Bickford Portfolio, sold prior to June 30, 2013, to discontinued operations. The following presents the impact on the results of continuing operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Rental income	$2,901	$3,030	$5,920	$6,060
Reimbursable income	328	311	655	619
Expenses:
Reimbursed property expenses	223	316	550	625
Interest expense including amortization of deferred financing costs	1,304	1,357	2,627	2,710
Marketing, general and administrative	43	—	43	—
Depreciation and amortization	853	874	1,708	1,771

Income from discontinued operations, net	$806	$794	$1,647	$1,573

Note 8 — Borrowings under Mortgage Notes Payable

The following table summarizes the Company’s outstanding mortgage notes as of June 30, 2013 and December 31, 2012 (in millions):

	Interest Rate	Date of Mortgage Note	Maturity Date	June 30, 2013	December 31, 2012
Red Mortgage Capital, Inc (12 properties)(1)	6.85%	June 2008	July 2015	$—	$72.0
Red Mortgage Capital, Inc (2 properties)(1)	7.17%	September 2008	July 2015	—	7.3
KeyCorp Real Estate Capital Markets, Inc. (3 properties)(2)	4.76%	April 2012	May 2022	15.4	15.5
Liberty Bank (1 property)(3)(5)	4.50%	January 2013	February 2020	7.6	—
Liberty Bank (1 property)(3)(5)	4.00%	July 2012	August 2019	10.5	—

Subtotal				$33.5	$94.8
Unamortized premium(4)				—	0.4
Unamortized discount(5)				(0.2)	—

Total				$33.3	$95.2

(1)	On June 24, 2013, the Company, through its wholly owned subsidiary Care YBE Subsidiary LLC, a Delaware limited liability company (“Care YBE”), entered into the Membership Interest Purchase Agreement (the “Agreement”) with NHI-Bickford Re, LLC, a Delaware limited liability company (the “Buyer”), relating to the purchase and sale of 100% of the membership interests of Care YBE. Care YBE owns the fourteen senior living facilities, described in the Company’s filings with the Securities and Exchange Commission as the Bickford Senior Living Portfolio (the “Bickford Portfolio”), which the Company acquired in two separate sale-leaseback transactions occurring in June and September of 2008, respectively, from an affiliate of the Buyer. The Bickford Portfolio, developed and managed by affiliates of the Buyer, contains 643 units with six properties located in Iowa, five in Illinois, two in Nebraska and one in Indiana. Additionally, the lessee of the Bickford properties is an affiliate of Buyer. On June 28, 2013, we sold 100% of the membership interests in Care YBE, which owns the Bickford Portfolio, to an affiliate of National Health Investors Inc. for approximately $122.8 million, subject to certain allocations, credits and adjustments as described in the Membership Interest Purchase Agreement. Care YBE is also the borrower under the Bickford Loans, which had an outstanding principal balance of approximately $78.8 million as of June 28, 2013 and which remains an obligation of Care YBE subsequent to the sale of the Bickford Portfolio. See Note 3 and Note 7 of the Condensed Consolidated Financial Statements for additional disclosure relating to the sale.

(2)	On September 20, 2011, in connection with our acquisition of the Greenfield properties, the Company entered into the Bridge Loan with KeyBank in the principal amount of approximately $15.5 million (see Note 3). The Bridge Loan bore interest at a floating rate per annum equal to Libor plus 400 basis points, with no Libor floor, and provided for monthly interest and principal payments commencing on October 1, 2011. The Bridge Loan was scheduled to mature on June 20, 2012. On April 24, 2012, Care refinanced the Bridge Loan for the Greenfield properties by entering into three separate non-recourse loans (each a “Greenfield Loan” and collectively the “Greenfield Loans”) with KeyCorp Real Estate Capital Markets, Inc. (“KeyCorp”) for an aggregate amount of approximately $15.7 million. The Greenfield Loans bear interest at a fixed rate of 4.76%, amortize over a 30-year period, provide for monthly interest and principal payments commencing on June 1, 2012 and mature on May 1, 2022. The Greenfield Loans are secured by separate cross-collateralized, cross-defaulted first priority deeds of trust on each of the Greenfield properties. The Greenfield Loans are non-recourse to the Company except for certain non-recourse carveouts (customary for transactions of this type), as provided in the related guaranty agreements for each Greenfield Loan. Each Greenfield Loan contains typical representations and covenants for loans of this type. A breach of the representations or covenants could result in a default under each of the Greenfield Loans, which would result in all amounts owing under each of the Greenfield Loans to become immediately due and payable since all of the Greenfield Loans are cross-defaulted. In June 2012, KeyCorp sold each of the Greenfield Loans to Federal Home Loan Mortgage Corporation (“Freddie Mac”) under Freddie Mac’s Capital Markets Execution (“CME”) Program. As of June 30, 2013, the Company was in compliance with respect to all financial covenants related to the Greenfield Loans.
(3)	Effective February 1, 2013, in connection with our acquisition of a 75% interest in Care Cal JV LLC, whose subsidiaries own the Calamar Properties, the properties are encumbered by two separate loans from Liberty Bank (the “Calamar Loans”) with an aggregate debt balance of approximately $18.0 million (the “Calamar Loans”). One loan had a principal balance of approximately $7.7 million at the time of acquisition and amortizes over 30 years, with a fixed interest rate of 4.5% through maturity in February 2020. The second loan had a principal balance of approximately $10.6 million at the time of acquisition and also amortizes over 30 years, with a fixed interest rate of 4.0% through maturity in August 2019. The Calamar loans are secured by separate first priority deeds of trust on each of the properties. The Calamar loans are non-recourse to the Company except for certain non-recourse carveouts (customary for transactions of this type), as provided in the related guaranty agreements for each Calamar loan. Each Calamar loan contains typical representations and covenants for loans of this type. A breach of the representations or covenants could result in a default under each of the Calamar Loans, which would result in all amounts owing under the applicable Calamar loan to become immediately due and payable.
(4)	As a result of the utilization of push-down accounting in connection with the 2010 Transaction, the Red Mortgage Capital mortgage notes payable were recorded at their then fair value of approximately $82.1 million, an increase of approximately $0.8 million over the combined amortized loan balances of approximately $81.3 million at August 13, 2010. The premium is amortized over the remaining term of such loans. As a result of the sale of the Bickford Portfolio on June 28, 2013, the remaining $0.3 million premium was written off and included in the calculation of the gain on sale of the Bickford Portfolio.
(5)	As a result of the assumption of the Calamar Loans in connection with the acquisition of the Calamar Properties, the Liberty Bank mortgage notes payable were recorded at their then fair value of approximately $18.1 million, a decrease of approximately $0.3 million over the combined loan balances of approximately $18.4 million at February 1, 2013. The discount is amortized over the remaining term of such loans.

On February 1, 2012, we became party to the short sale of a $15.5 million 2.00% U.S. Treasury Note due November 15, 2021 (the “10-Year U.S. Treasury Note”). We entered into this transaction in conjunction with its application to Freddie Mac for a ten-year fixed rate mortgage to be secured by the Greenfield properties in order to limit its interest rate exposure. As of March 31, 2012, we maintained this position and recorded an unrealized gain of approximately $0.4 million in the first quarter of 2012. During the three months ended June 30, 2012, we closed the aforementioned short position upon rate locking the Freddie Mac mortgage on April 18, 2012, whereby the approximately $0.4 million unrealized gain was reversed and a net gain of approximately $0.1 million was realized. Tiptree acted as agent, through its prime broker, for us with respect to this transaction and assigned to us all of its rights and obligations related to this transaction (see Note 10).

Note 9 — Related Party Transactions

Services Agreement with TREIT Management LLC

Pursuant to the Services Agreement, TREIT provided certain advisory and support services related to Care’s business. For such services, Care (i) paid TREIT a monthly base services fee in arrears of one-twelfth of 0.5% of the Company’s Equity (as defined in the Services Agreement) as adjusted to account for Equity Offerings (as defined in the Services Agreement); (ii) provides TREIT with office space and certain office-related services (as provided in the Services Agreement and subject to a cost sharing agreement between Care and TREIT); and (iii) pays, to the extent earned, a quarterly incentive fee equal to the lesser of (a) 15% of Care’s adjusted funds from operations (“AFFO”) Plus Gain/(Loss) on Sale (as defined in the Services Agreement) and (b) the amount by which Care’s AFFO Plus Gain /(Loss) on Sale exceeds an amount equal to Adjusted Equity multiplied by the Hurdle Rate (as defined in the Services Agreement). Prior to July 1, 2013 twenty percent (20%) of any such incentive fee was paid in shares of common stock of Care, unless a greater percentage was requested by TREIT and approved by an independent committee of directors. Following assignment of the Services Agreement in connection with the Contribution Transactions, all of the incentive fee will be paid only in cash. On November 9, 2011, Care entered into an amendment to the Services Agreement that clarified the basis upon which the Company calculates the quarterly incentive fee. The initial term of the Services Agreement extends until December 31, 2013. Unless terminated earlier in accordance with its terms, the Services Agreement will be automatically renewed for one-year periods following such date unless either party elects not to renew. If the Company elects to terminate without cause, or elects not to renew the Services Agreement, a Termination Fee (as defined in the Services Agreement) shall be payable by Care to TREIT. Such termination fee is not fixed and determinable.

For the three and six months ended June 30, 2013, we incurred approximately $0.1 million and $0.2 million, respectively, in base service fee expense to TREIT. For the three and six months ended June 30, 2012, we incurred approximately $0.1 million and $0.2 million, respectively, in base service fee expense to TREIT. In addition, during the three and six month periods ended June 30, 2013, the Company incurred an incentive fee payable to TREIT of approximately $1.5 million which is payable in cash. For the three and six month periods ended June 30, 2013, TREIT’s reimbursement to the Company for certain office related services was approximately $10,000 and $17,000, respectively. At June 30, 2013, accrued expenses payable to TREIT of approximately $78,000 for the outstanding base service fee was offset by the reimbursement due to us.

Other Transactions with Related Parties

At June 30, 2013 and December 31, 2012, TFP owns a warrant (the “2008 Warrant”) to purchase 652,500 shares of the Company’s common stock at $11.33 per share under the Manager Equity Plan adopted by the Company on June 21, 2007 (the “Manager Equity Plan”). The warrant is immediately exercisable and expires on September 30, 2018.

Additionally, at June 30, 2013, we held notes receivable totaling approximately $3.3 million with NACAL, LLC and RECAL, LLC, each entity an affiliate of Calamar.

On July 1, 2013, we closed the Contribution Transactions with TFP pursuant to which both we and TFP contributed substantially all of our respective assets and liabilities to a newly-formed limited liability company in order to form a diversified holding company whose subsidiaries will hold and manage the assets of and operate the businesses we operated prior to the Contribution Transactions and those contributed by TFP on a consolidated basis. Through our operating subsidiary, Tiptree Operating Company, LLC, our primary focus is on four sectors of financial services: insurance and insurance services, real estate, asset management and specialty finance (including corporate, consumer and tax-exempt credit). See Note 1 to the Condensed Consolidated Financial Statements for further description of the Contribution Transactions. For the six months ended June 30, 2013 the total expenses related to the Contribution Transactions totaled $0.3 million.

Note 10 — Fair Value Measurements

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

ASC 820 requires disclosure of the amounts of significant transfers among levels of the fair value hierarchy and the reasons for the transfers. In addition, ASC 820 requires entities to separately disclose, in their roll-forward reconciliation of Level 3 fair value measurements, changes attributable to transfers in and/or out of Level 3 and the reasons for those transfers. Significant transfers into a level must be disclosed separately from transfers out of a level. We had no transfers among levels for the three and six months ended June 30, 2013 and 2012.

Recurring Fair Value Measurement

As of June 30, 2013 and December 31, 2012, we had no assets or liabilities measured at fair value on a recurring basis on the condensed consolidated balance sheets. As of March 31, 2012, we maintained a short-position on the 10-Year US Treasury Note maturing on November 15, 2021 and recorded an unrealized gain of approximately $0.4 million in the first quarter of 2012. During the three months ended June 30, 2012, the position was closed whereby the approximately $0.4 million unrealized gain was reversed and an approximately $0.1 gain was realized (see Note 8).

We are required to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. We have not designated any derivative instruments as hedging instruments. As of June 30, 2013 and December 31, 2012, we did not have any derivative instruments outstanding.

Our condensed consolidated financial statements include the following gains and losses associated with the aforementioned 2012 10-Year US Treasury Note short-position:

(in millions)	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments	Location of (Gain) Loss Recognized in Income on Derivative	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
10-Year U.S. Treasury Note (short sale)	Unrealized loss on derivative instruments	$—	$0.4	$—	$—
10-Year U.S. Treasury Note (short sale)	Realized gain on derivative instruments	$—	$(0.1)	$—	$(0.1)

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

In addition to the amounts reflected in the condensed consolidated financial statements at fair value as provided above, cash and cash equivalents, restricted cash, accrued interest receivable, accounts payable and other liabilities reasonably approximate their fair values due to the short maturities of these items. The fair value of the debt was calculated by determining the present value of the agreed upon interest and principal payments at a discount rate reflective of financing terms currently available in the market for collateral with the similar credit and quality characteristics (based on Level 2 measurements). As of June 30, 2013, the combined fair value of the Calamar Loans was approximately $17.7 million. As of June 30, 2013 and December 31, 2012, the combined fair value of the Greenfield Loans was approximately $15.5 million and $15.6 million, respectively. We determined that the fair value of our loan investment, computed based on the weighted average fair value of the remaining approximately two-thirds interest in the loan investment that we purchased on March 1, 2013, was approximately $31.4 million at June 30, 2013 and approximately $8.0 million at December 31, 2012. As of June 30, 2013, the combined fair value of the notes receivable with NACAL, LLC and RECAL LLC, was approximately $2.6 million.

Note 11 — Stockholders’ Equity

As of June 30, 2013, our authorized capital stock consisted of 100,000,000 shares of preferred stock, $0.001 par value and 250,000,000 shares of common stock, $0.001 par value. As of June 30, 2013 and December 31, 2012, no shares of preferred stock were issued and outstanding and 10,246,020 and 10,226,250 shares of our common stock were issued and outstanding, respectively.

As of June 30, 2013, TFP owned a warrant (the “2008 Warrant”) to purchase 652,500 shares of our common stock at a price of $11.33 per share. The 2008 Warrant is immediately exercisable and expires on September 30, 2018.

As of June 30, 2013, 156,974 common shares remain available for future issuances under the Equity Plan and 134,629 shares (which is net of 652,500 shares that are reserved for potential issuance upon conversion of the 2008 Warrant) remain available for future issuances under the Manager Equity Plan.

On March 21, 2013, our Board declared cash dividends of $0.135 per share of common stock with respect to the fourth quarter of 2012 that was paid on April 18, 2013 to stockholders of record as of April 4, 2013.

On May 9, 2013, our Board declared cash dividends of $0.02 per share of common stock with respect to the first quarter of 2013 that was paid on June 6, 2013 to stockholders of record as of May 23, 2013.

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

The Equity Plan will automatically expire on the 10th anniversary of the date it was adopted. Our Board of Directors may terminate, amend, modify or suspend the Equity Plan at any time, subject to stockholder approval in the case of certain amendments as required by law, regulation or stock exchange.

We reserved 700,000 common shares for future issuances under the Equity Plan. As of June 30, 2013, 156,974 common shares remain available for future issuance.

Shares Issued to Officers and Employees:

On January 3, 2013, we issued 15,712 shares of common stock (net of all applicable tax withholding) with a combined aggregate fair value of approximately $117,840 to our employees as part of the annual vesting of one-third of the 2011 Restricted Stock Unit (“RSU”) grants.

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

Shares Issued to Directors for Board Fees:

During the first six months of 2013, we issued 4,360 shares of immediately vested common stock with a combined aggregate fair value of approximately $30,000 to our independent directors as part of their annual retainer for the first and second quarters of 2013. The shares paid to our directors were issued under the Equity Plan. Each independent director receives an annual base retainer of $50,000, payable quarterly in arrears, of which 70% is paid in cash and 30% in shares of Care common stock. Shares granted as part of the annual retainer vest immediately and are included in general and administrative expense.

Restricted Stock Units (RSUs):

On January 3, 2012 and December 31, 2012, the Company issued 100,153 and 33,600 RSUs, which vest ratably over three years (subject to certain vesting requirements), to certain of its officers and employees as part of bonus compensation. The fair value on the grant date of December 30, 2011 and December 31, 2012 was approximately $0.7 million and $0.3 million based on a share price of $6.50 and $7.50, respectively. For the three and six months ended June 30, 2013, dividend equivalent distributions were made to the holders of the unvested RSUs of approximately $2,000 and $12,000.

In conjunction with the resignation of Joseph B. Sacks as the Company’s Principal Accounting Officer and Controller, effective January 31, 2013, 4,358 restricted stock units were forfeited that were previously granted to him during his employment. The restricted stock units are available for future issuance under the Equity Plan.

Long-Term Equity Incentive Programs:

On May 12, 2008, the Company’s Compensation Committee approved a three-year performance share plan (the “Performance Share Plan”). Under the Performance Share Plan, a participant is granted a number of performance shares or units, the settlement of which will depend on the Company’s achievement of certain pre-determined financial goals at the end of the three year performance period. Any shares received in settlement of the performance award were to be issued out of the Company’s Equity Plan. The Committee established threshold, target and maximum levels of performance. If the Company met the threshold level of performance, a participant earned 50% of the performance share grant, if it met the target level of performance, a participant earned 100% of the performance share grant and if it achieved the maximum level of performance, a participant earned 200% of the performance share grant. As of June 30, 2013, there were no unvested performance share awards outstanding.

A summary of Care’s nonvested shares and the changes during the periods then ended is as follows:

	Grants to Directors(1)	Grants to Employees and Non-Employees(1)	Total Grants	Weighted Average Grant Date Fair Value(2)
Balance at December 31, 2011	—	100,153	100,153	$6.50
Granted	12,823	33,600	46,423	$7.44
Vested	(12,823)	—	(12,823)	$7.27
Forfeited	—	(30,769)	(30,769)	$6.50

Balance at December 31, 2012	—	102,984	102,984	$6.83
Granted	4,360	—	4,360	$6.87
Vested	(4,360)	(23,126)	(27,486)	$7.40
Forfeited	—	(4,728)	(4,728)	$7.26

Balance at June 30, 2013	—	75,130	75,130	$6.59

(1)	Grants include RSUs and common stock issuances.
(2)	Weighted average grant-date fair value is based on the Company’s share price on the date of the grant.

As of June 30, 2013, there was approximately $0.4 million of total unrecognized compensation cost related to nonvested restricted stock units. This cost is expected to be recognized over a period of three years from the date of the respective grant.

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

Note 12 — Income (Loss) per Share (in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net income (loss) per share of common stock

Net income (loss) per share, basic	$1.37	$(0.03)	$1.36	$0.00

Net income (loss) per share, diluted	$1.37	$(0.03)	$1.36	$0.00

Numerator:
Net income (loss)	$14,048	$(239)	$13,899	$55
Less: Net income attributable to non-controlling interest	(16)	—	(16)	—
Less: Allocation to participating securities	(12)	(27)	(12)	(27)

Net income (loss) allocated to common stockholders, basic and diluted	$14,020	$(266)	$13,871	$28

Denominator:
Weighted average common shares outstanding, basic	10,243,951	10,224,845	10,242,733	10,200,141
Shares underlying RSU grants	14,190	—	15,900	14,124
Shares underlying the Cambridge warrant	—	—	—	—

Weighted average common shares outstanding, diluted	10,258,141	10,224,845	10,258,633	10,214,265

For each of the three and six months ended June 30, 2013, diluted income per share includes the effect of 75,130 remaining unvested and unforfeited RSUs. The RSUs are participating securities.

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

Note 13 — Commitments and Contingencies

The table below summarizes our remaining contractual obligations as of June 30, 2013.

Amounts in millions	2013	2014	2015	2016	2017	Thereafter	Total
Mortgage notes payable and related interest	$1.0	$2.1	$2.1	$2.1	$2.1	$34.9	$44.3
Base Service Fee Obligations(1)	0.2	0.0	0.0	0.0	0.0	0.0	0.2
Operating Lease Obligations(2)	0.1	0.2	0.2	0.2	0.2	0.2	1.1

Total	$1.3	$2.3	$2.3	$2.3	$2.3	$35.1	$45.6

(1)	TREIT base service fee, subject to increase or decrease based on changes in stockholders’ equity. The termination fee payable to TREIT in the event of non-renewal of the Services Agreement by the Company is not fixed and determinable and is therefore not included in the table.
(2)	Minimum rental obligations for Company office lease.

For the three and six month periods ending June 30, 2013 and 2012, rent expense for the Company’s office lease was approximately $0.1 million and $0.1 million, respectively.

Litigation

The Company is not presently involved in any material litigation or, to our knowledge, is any material litigation threatened against us or our investments, other than routine litigation arising in the ordinary course of business. Management believes the costs, if any, incurred by us related to litigation will not materially affect our financial position, operating results or liquidity.

Note 14 — Subsequent Events

Dividend Declaration

On August 8, 2013, our Board declared a cash dividend of $0.02 per share of Class A Common Stock with respect to the second quarter of 2013 that will be paid on September 5, 2013 to holder of record of Class A Common Stock on August 22, 2013.

Restricted Stock Units (RSUs)

On August 8, 2013, the Company issued an aggregate of 19,310 RSUs, which vest ratably over three years (subject to certain vesting requirements), to certain of its officers and employees as part of bonus compensation. The fair value on the grant date of August 8, 2013 was approximately $0.1 million based on a share price of $7.00.

Contribution Transactions

On July 1, 2013, we closed the Contribution Transactions with TFP pursuant to which both we and TFP contributed substantially all of our respective assets and liabilities to a newly-formed limited liability company in order to form a diversified holding company whose subsidiaries will hold and manage the assets of and operate the businesses we operated prior to the Contribution Transactions and those contributed by TFP on a consolidated basis. Through our operating subsidiary, Tiptree Operating Company, LLC, our primary focus is on four sectors of financial services: insurance and insurance services, real estate, asset management and specialty finance (including corporate, consumer and tax-exempt credit). See “Note 1” for further description of the Contribution Transactions.

As a result of the Contribution Transactions, we expect that the Company will not qualify to be taxed as a REIT for Federal income tax purposes effective January 1, 2013. The estimated amount of tax as a result of the Contribution Transactions and not qualifying to be taxed as a REIT for Federal income tax purposes is approximately $3.5 million. Additionally, the Company estimates that the existing net operating losses (“NOLs”) of approximately $9.6 million will be carried forward, which may be subject to limitations under Section 382 of the Internal Revenue Code.

The Unaudited Pro Forma Combined Financial Information presented below gives effect to the Contribution Transactions as if they had occurred on January 1, 2013 and January 1, 2012, respectively. It is derived from unaudited financial information of TFP. Because Care Investment Trust Inc. was majority owned by TFP prior to the Contribution Transactions, the Contribution Transactions are considered a business combination of companies under common control and will be accounted for in a manner similar to a pooling-of-interests.

We have prepared the Unaudited Pro Forma Combined Financial Information based on available information, using assumptions that we believe are reasonable. This information is being provided for informational purposes only. They do not purport to represent our actual financial position or results of operations had the Contribution Transactions occurred on the dates specified, nor do they project our results of operations or financial position for any future period or date.

	Pro forma
(in millions)	January 1, 2013 to June 30, 2013	January 1, 2012 to June 30, 2012
Revenues	$64.1	$51.0
Income (loss) from continuing operations	$(3.9)	$9.3
Net income	$6.6	$11.5
Net income attributable to common stockholders	$1.3	$3.4
Net income per share, basic	0.12	0.34
Net income per share, diluted	0.12	0.33

Acquisitions

On August 2, 2013 we entered into definitive purchase agreements (the “Purchase Agreements”) to acquire two assisted living and memory care facilities located in New York for an aggregate purchase price of $21.3 million, subject to amendment as described in the Purchase Agreements. Concurrent with the acquisition, the properties will be leased to an affiliate of Premier Senior Living Group LLC (“Premier”), a privately-held owner and operator of senior housing facilities, which will be responsible for operating each of the properties pursuant to a triple net master lease (the “Premier Master Lease”). The initial term of the Premier Master Lease will be 12 years with two renewal options of five years each. Rent payments during the first year will be approximately $1.7 million, representing an initial lease rate of approximately 8.1%, with annual rental increases of 2.75% during the initial term of the lease. Premier will guarantee the obligations of the tenants under the Premier Master Lease.

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

•	increased rates of default and/or decreased recovery rates on our investments;

•	potential environmental contingencies, and other liabilities;

•	loss of our status as a real estate investment trust (“REIT”) which is expected to occur effective as of January 1, 2013;

•	increased prepayments or extensions of the mortgages and other loans underlying our mortgage portfolio;

•

actual and potential conflicts of interest with Tiptree Financial Partners, L.P. (“Tiptree”), TREIT Management LLC (“TREIT” or “Advisor”), their respective affiliates and their related persons and entities;

•	increased prepayments or extensions of the mortgages and other loans underlying our loan investment portfolio;

•	the extent of future or pending healthcare reform and regulation;

•	changes in governmental regulations, tax rates and similar matters;

•	legislative and regulatory changes;

•	the adequacy of our cash reserves and working capital;

•	the timing of cash flows, if any, from our investments;

•	the availability of appropriate acquisition targets and our ability to close on such acquisitions; and

•	the risks associated with failure to integrate acquisitions successfully.

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

Overview

As of June 30, 2013, Tiptree Financial Inc., formerly known as Care Investment Trust Inc., (together with its subsidiaries, the “Company” unless otherwise indicated or except where the context otherwise requires, “we”, “us” or “our”) was an equity real estate investment trust (“REIT”) that invested in healthcare facilities including assisted-living, independent living, memory care, skilled nursing and other healthcare and seniors-related real estate assets in the United States of America (the “U.S.”). The Company was incorporated in Maryland in March 2007 and completed its initial public offering on June 22, 2007. We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) commencing with our taxable year ended December 31, 2007. To maintain our tax status as a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders.

As of June 30, 2013, we maintained a geographically-diversified investment portfolio consisting of approximately $41.9 million (63%) in wholly-owned and majority-owned real estate, approximately $2.5 million (4%) in an unconsolidated joint venture that owns real estate, and approximately $22.4 million (33%) in a loan investment. As of June 30, 2013, our portfolio of assets consisted of wholly-owned real estate of senior housing facilities, including assisted living, independent living and memory care facilities, as well as real estate joint-ventures of senior housing facilities, including an assisted / independent living facility and senior apartments, and a loan investment secured by skilled nursing facilities, as well as collateral relating to assisted living facilities and a multifamily property. Our wholly-owned senior housing facilities are leased, under triple-net leases, which require the tenants to pay all property-related expenses. As of June 30, 2013, we operated in only one reportable segment.

On August 13, 2010, Tiptree Financial Partners, L.P. (“TFP”) acquired control of the Company (the “2010 Transaction”). As part of the 2010 Transaction, we entered into a hybrid management structure whereby senior management was internalized and we entered into a services agreement with TREIT Management, LLC (“TREIT” or “Advisor”) for certain advisory and support services (the “Services Agreement”).

Current Event — Reorganization

On July 1, 2013, we completed a combination with TFP pursuant to the Contribution Agreement, dated as of December 31, 2012, as amended by Amendment No. 1 to the Contribution Agreement, dated as of February 14, 2013 (the “Contribution Agreement”), among us, TFP and Tiptree Operating Company, LLC (the “Operating Subsidiary”). Pursuant to the Contribution Agreement, we contributed substantially all of our assets to the Operating Subsidiary in exchange for 10,289,192 common units in the Operating Subsidiary (representing an approximately 25% interest in Operating Subsidiary), and TFP contributed substantially all of its assets to Operating Subsidiary in exchange for 31,147,371 common units in the Operating Subsidiary (representing an approximately 75% interest in Operating Subsidiary) and 31,147,371 shares of our newly classified Class B Common Stock (the “Contribution Transactions”).

TREIT became an indirect subsidiary of the Company in connection with the Contribution Transactions. The Services Agreement was assigned by TFI to its subsidiary Care Investment Trust LLC on July 1, 2013 in connection with the Contribution Transactions. The Services Agreement remains in full effect.

Immediately prior to closing the Contribution Transactions, we filed our Fourth Articles of Amendment and Restatement with the Maryland Department of Assessments and Taxation in order to, among other things, (i) change the company name from “Care Investment Trust Inc.” to “Tiptree Financial Inc.”, (ii) rename our common stock as “Class A Common Stock”, with no change to the economic or voting rights of such stock, (iii) reclassify 50,000,000 authorized and unissued shares of our common stock as Class B Common Stock, and (iv) remove certain provisions related to our qualification as a REIT.

As a result of the Contribution Transactions, we have become a diversified holding company whose subsidiaries will hold and manage the assets of and operate the businesses we operated prior to the Contribution Transactions and those contributed by TFP on a consolidated basis. Through our operating subsidiary, Tiptree Operating Company, LLC, our primary focus is on four sectors of financial services: insurance and insurance services, real estate, asset management and specialty finance (including corporate, consumer and tax-exempt credit). The financial information in this Quarterly Report presents our financial results prior to the completion of the Contribution Transactions and are not indicative of our financial results following the Contribution Transactions.

As a result of the Contribution Transactions, we expect that we will not qualify to be taxed as a REIT for Federal income tax purposes and would become a taxable corporation effective January 1, 2013 due to the nature of the assets and the businesses contributed by TFP. If we are not taxed as a REIT, we will not be subject to the 90% distribution requirement and our board of directors, or the Board, may then determine to distribute less of its taxable income than it would if we were taxed as a REIT.

Transactions in 2013 and 2012

In April 2012, Care refinanced the Bridge Loan for the Greenfield properties, consisting of three assisted living and memory care fecilities located in Virginia, by entering into three separate non-recourse loans (each a “Greenfield Loan” and collectively the “Greenfield Loans”) with KeyCorp Real Estate Capital Markets, Inc. (“KeyCorp”) for an aggregate amount of approximately $15.7 million.

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

On March 1, 2013, we purchased all of the remaining interest (with a principal outstanding balance of approximately $21.8 million on the date of acquisition) in the syndicated loan in which we held an approximately one-third interest for approximately $17.3 million. See Note 4 to the condensed consolidated financial statements for further description of the loan investment.

On June 28, 2013, we sold 100% of the membership interests in Care YBE Subsidiary LLC (“Care YBE”), which owns the 14 independent living, assisted living and memory care facilities operated by Bickford (the “Bickford Portfolio”), which the Company acquired in two separate sale-leaseback transactions in June and September of 2008, respectively (see Note 3 to the condensed consolidated financial statements). The membership interests in Care YBE were sold to an affiliate of National Health Investors Inc. for approximately $122.8 million, subject to certain allocations, credits and adjustments as described in the Membership Interest Purchase Agreement. Care YBE is also the borrower under the Bickford Loans, which had an outstanding principal balance of approximately $78.8 million as of June 28, 2013 and which remains an obligation of Care YBE subsequent to the sale of the Bickford Portfolio.

Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2012 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no significant changes to those policies during the quarter ended June 30, 2013.

Results of Operations

Comparison of the three months ended June 30, 2013 and the three months ended June 30, 2012

Revenue

During the three months ended June 30, 2013, we recognized approximately $1.1 million of rental revenue and approximately $38,000 of reimbursable income on our Greenfield properties (the “Greenfield Portfolio”) and our Calamar properties (the “Calamar Portfolio”), as compared with approximately $0.4 million of rental revenue and approximately $43,000 of reimbursable income related solely to the Greenfield Portfolio for the comparable period in 2012. The increase in rental revenue during the quarter ended June 30, 2013 is primarily due to our acquisition in February 2013 of the Calamar Portfolio from which we recognized three months of income during the three months ended June 30, 2013 and which had no impact on the comparable quarter in 2012. Reimbursable income includes real estate taxes and certain other escrows that we collect on behalf of our Greenfield Portfolio and that are used to pay such expenses as they come due. Due to the sale of the Bickford Portfolio in June 2013, the rental revenue and reimbursable income related to the Bickford Portfolio for the three month periods ended June 30, 2013 and June 30, 2012 have been reclassified within Income from discontinued operations (see “Income from discontinued operations” below).

We earned interest income on our remaining loan investment of approximately $0.6 million and $0.2 million for the three month periods ended June 30, 2013 and 2012, respectively. The increase of approximately $0.4 million in income during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 is primarily due to the increase in the outstanding principal balance as a result of our purchase of the remaining approximately two-thirds interest in the loan investment in March 2013 which we did not already own. We recognized interest income for the three month periods ended June 30, 2013 and June 30, 2012 at an effective interest rate based on London Interbank Offered Rate (“Libor”) in effect at the inception of the restructured loan and using a weighted average spread of 7.21% and 7.20%, respectively.

Expenses

For the three months ended June 30, 2013, we recorded base service fee and incentive fee expense for certain advisory and support services pursuant to the Services Agreement of approximately $0.1 million and $1.5 million, respectively, as compared with approximately $0.1 million and $0, respectively, for the comparable period in 2012. The increase in incentive fee expense during the quarter ended June 30, 2013 is primarily the result of the gain recognized by the Company from the sale of the Bickford Portfolio.

Marketing, general and administrative expenses (“G&A”), which includes fees for professional services, such as audit, legal and investor relations; directors & officers (“D&O”) insurance; general overhead costs for the Company; and employee salaries and benefits, as well as fees paid to our directors, were approximately $1.6 million and $0.9 million for the three month periods ended June 30, 2013 and 2012, respectively. The increase in G&A during the second quarter of fiscal 2013, as compared to the comparable period in 2012, is primarily due to our acquisition in February 2013 of the Calamar Portfolio from which we incurred three months of operating expenses of approximately $0.2 million during the three months ended June 30, 2013; an increase in legal expenses of approximately $0.1 million related tolegal fees arising from the consummation of the Contribution Transactions with Tiptree; deal-related legal fees from the pursuit of potential transactions in our pipeline; an increase of $0.2 million related to employee bonus accruals; and a decrease in offsets to state taxes from refunds of approximately $0.1 million.

Reimbursed property expenses include real estate taxes and other reserves that we collect and disburse on behalf of our tenants in our wholly owned properties. Reimbursable expenses for the three months ended June 30, 2013 were approximately $38,000 as compared to approximately $43,000 during the quarter ended June 30, 2012. Reimbursable income recognized from our Greenfield Portfolio offset such reimbursable expenses. Due to the sale of the Bickford Portfolio in June 2013, the reimbursable expenses related to the Bickford Portfolio for the quarters ended June 30, 2013 and June 30, 2012 have been reclassified within Income from discontinued operations (see “Income from discontinued operations” below).

Depreciation and Amortization

Depreciation and amortization expenses amounted to approximately $0.3 million for the three months ended June 30, 2013 as compared to approximately $0.2 million during the three months ended June 30, 2012. Depreciation and amortization expense for the three month periods ended June 30, 2013 and June 30, 2012 included amounts related to the Greenfield Portfolio. The increase in depreciation and amortization during the second quarter of fiscal 2013, as compared to the comparable period in 2012, is primarily due to the depreciation and amortization related to the properties in the Calamar Portfolio acquired in February 2013. Also included in depreciation and amortization were expenses related to the fixtures, furniture and equipment located in the Company’s corporate headquarters. Due to the sale of the Bickford Portfolio in June 2013, the depreciation and amortization related to the Bickford Portfolio (including the amortization of the in-place leases related to these properties) for the three months ended June 30, 2013 and June 30, 2012 have been reclassified within Income from discontinued operations (see “income from discontinued operations” below).

Income or loss from investments in partially-owned entities

For the three month period ended June 30, 2013, income from partially-owned entities amounted to approximately $0.1 million as compared with income of approximately $0.1 million for the comparable period in 2012. For each of the quarters ended June 30, 2013 and 2012, we recognized our share of equity income in our SMC investment of $0.1 million.

Interest Expense

We incurred interest expense of approximately $0.4 million for the quarter ended June 30, 2013 and $0.2 million for the three months ended June 30, 2012. Interest expense for both of these periods includes the interest incurred on the mortgage debt secured by the Greenfield Portfolio. The increase in interest expense during the second quarter of fiscal 2013, as compared to the three months ended June 30, 2012, is primarily due to interest expense of approximately $0.2 million which was incurred during the second quarter of 2013 from the mortgage debt assumed in connection with the acquisition of the Calamar Portfolio in February 2013. Due to the sale of the Bickford Portfolio in June 2013, the interest expense related to the Bickford Portfolio for the three month periods ended June 30, 2013 and June 30, 2012 have been reclassified within income from discontinued operations (see “Income from discontinued operations” below).

Income from discontinued operations

For the three months ended June 30, 2013, discontinued operations, net, totaled approximately $16.3 million as compared to $0.8 million for the comparable period in 2012. Discontinued operations, net, included a gain on sale of Bickford portfolio, net, of approximately $15.5 million for the three month period ended June 30,

2013 related to the sale of the Bickford Portfolio during that quarter. As a result of the Company’s sale of the Bickford Portfolio during the second quarter of 2013, rental revenue and reimbursable income along with associated expense items related to the Bickford Portfolio for the three month period ended June 30, 2013 has been reclassified within income from discontinued operations, as well as for the comparative period in 2012.

Comparison of the six months ended June 30, 2013 and the six months ended June 30, 2012

Revenue

During the six months ended June 30, 2013, we recognized approximately $1.9 million of rental revenue and approximately $77,000 of reimbursable income on the Greenfield Portfolio and the Calamar Portfolio, as compared with approximately $0.8 million of rental revenue and approximately $85,000 of reimbursable income related solely to the Greenfield Portfolio for the comparable period in 2012. The increase in rental revenue during the six month period ended June 30, 2013 is primarily due to our acquisition in February 2013 of the Calamar Portfolio from which we recognized five months of income during the six months ended June 30, 2013 and which had no impact on the comparable period in 2012. Reimbursable income includes real estate taxes and certain other escrows that we collect on behalf of our Greenfield Portfolio and that are used to pay such expenses as they come due. Due to the sale of the Bickford Portfolio in June 2013, the rental revenue and reimbursable income related to the Bickford Portfolio for the six month periods ended June 30, 2013 and June 30, 2012 have been reclassified within Income from discontinued operations (see “Income from discontinued operations” below).

We earned interest income on our remaining loan investment of approximately $0.9 million and $0.4 million for the six month periods ended June 30, 2013 and 2012, respectively. The increase of approximately $0.5 million in income during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 is primarily due to the increase in the outstanding principal balance as a result of our purchase of the remaining approximately two-thirds interest in the loan investment in March 2013 which we did not already own. We recognized interest income for the six month periods ended June 30, 2013 and June 30, 2012 at an effective interest rate based on London Interbank Offered Rate (“Libor”) in effect at the inception of the restructured loan and using a weighted average spread of 7.21% and 7.20%, respectively.

Expenses

For the six months ended June 30, 2013, we recorded base service fee and incentive fee expense for certain advisory and support services pursuant to the Services Agreement of approximately $0.2 million and $1.5 million, respectively, as compared with approximately $0.2 million and $0, respectively, for the comparable period in 2012. The increase in incentive fee expense during the six month period ended June 30, 2013 is primarily the result of the gain recognized by the Company from the sale of the Bickford Portfolio.

Marketing, general and administrative expenses (“G&A”), which includes fees for professional services, such as audit, legal and investor relations; directors & officers (“D&O”) insurance; general overhead costs for the Company; and employee salaries and benefits, as well as fees paid to our directors, were approximately $3.2 million and $2.1 million for the six month periods ended June 30, 2013 and 2012, respectively. The increase in G&A during the first six months of fiscal 2013, as compared to the comparable period in 2012, is primarily due to our acquisition in February 2013 of the Calamar Portfolio from which we incurred five months of operating expenses of approximately $0.4 million during the six months ended June 30, 2013; an increase in legal expenses of approximately $0.4 million related to legal fees arising from the consummation of the Contribution Transactions with Tiptree; deal-related legal fees from the pursuit of potential transactions in our pipeline, an increase of $0.1 million related to employee bonus accruals and a decrease in offsets to state taxes from refunds of approximately $0.1 million.

Reimbursed property expenses include real estate taxes and other reserves that we collect and disburse on behalf of our tenants in our wholly owned properties. Reimbursable expenses for the six months ended June 30, 2013 were approximately $77,000 as compared to approximately $85,000 during the six month period ended June 30, 2012. Reimbursable income recognized from our Greenfield Portfolio offset such reimbursable expenses. Due to the sale of the Bickford Portfolio in June 2013, the reimbursable expenses related to the Bickford Portfolio for the six month periods ended June 30, 2013 and June 30, 2012 have been reclassified within income from discontinued operations (see “Income from discontinued operations” below).

Depreciation and Amortization

Depreciation and amortization expenses amounted to approximately $0.6 million for the six months ended June 30, 2013 as compared to approximately $0.3 million during the six months ended June 30, 2012. Depreciation and amortization expense for the six month periods ended June 30, 2013 and June 30, 2012 included amounts related to the Greenfield Portfolio. The increase in depreciation and amortization during the first six months of fiscal 2013, as compared to the comparable period in 2012, is primarily due to the depreciation and amortization related to the properties in the Calamar Portfolio acquired in February 2013. Also included in depreciation and amortization were expenses related to the fixtures, furniture and equipment located in the Company’s corporate headquarters. Due to the sale of the Bickford Portfolio in June 2013, the depreciation and amortization related to the Bickford Portfolio (including the amortization of the in-place leases related to these properties) for the six month periods ended June 30, 2013 and June 30, 2012 have been reclassified within Income from discontinued operations (see “Income from discontinued operations” below).

Income or loss from investments in partially-owned entities

For the six month period ended June 30, 2013, income from partially-owned entities amounted to approximately $0.2 million as compared with income of approximately $0.2 million for the comparable period in 2012. For each of the six months ended June 30, 2013 and 2012, we recognized our share of equity income in our SMC investment of $0.2 million.

Interest Expense

We incurred interest expense of approximately $0.7 million for the six month period ended June 30, 2013 and $0.4 million for the six months ended June 30, 2012. Interest expense for both of these periods includes the interest incurred on the mortgage debt secured by the Greenfield Portfolio. The increase in interest expense during the first six months of fiscal 2013, as compared to the six months ended June 30, 2012, is primarily due to interest expense of approximately $0.3 million which was incurred during the six months ended June 30, 2013 from the mortgage debt assumed in connection with the acquisition of the Calamar Portfolio in February 2013. Due to the sale of the Bickford Portfolio in June 2013, the interest expense related to the Bickford Portfolio for the six month periods ended June 30, 2013 and June 30, 2012 have been reclassified within Income from discontinued operations (see “Income from discontinued operations” below).

Income from discontinued operations

For the six months ended June 30, 2013, discontinued operations, net, totaled approximately $17.1 million as compared to $1.6 million for the comparable period in 2012. Discontinued operations, net, included a gain on sale of Bickford Portfolio, net, of approximately $15.5 million for the six month period ended June 30, 2013 related to the sale of the Bickford Portfolio during the second quarter of 2013. As a result of the Company’s intent to sell the Bickford Portfolio during the second quarter of 2013, rental revenue and reimbursable income along with associated expense items related to the Bickford Portfolio for the six month period ended June 30, 2013 has been reclassified within income from discontinued operations, as well as for the comparative period in 2012.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet short and long-term cash needs. Prior to the closing of the Contribution Transactions on July 1, 2013, Care’s principal then-current cash needs were: (i) to fund operating expenses, including potential expenditures for repairs and maintenance of properties and debt service on outstanding mortgage loan obligations; (ii) to distribute 90% of its REIT taxable income to stockholders in order to maintain its REIT status and (iii) to fund other general ongoing business needs, including employee compensation expense, D&O insurance, administrative expenses, as well as property acquisitions and investments. As of June 30, 2013 our primary sources of liquidity were current working capital, rental income from real estate properties, distributions from its interest in a partially-owned entity that holds real estate, interest and principal payments on its loan investment and interest income earned from our available cash balances.

Following the closing of the Contribution Transactions on July 1, 2013, we are a holding company that conducts all of its operations through its subsidiaries. Dividends and distributions from its subsidiaries and investments are the principal source of cash to pay professional fees (including advisory services, legal and accounting fees), office rent, insurance costs, and certain support services. Our current source of liquidity is cash, cash equivalents and investments and distributions from operating subsidiaries. We intend to opportunistically acquire majority control of new businesses both in its existing financial services sectors and complimentary sectors. Accordingly, we expect that our cash needs will change over time and may need to seek additional sources of cash to fund acquisitions or additional investments in its existing businesses. These additional sources of cash may take the form of debt or equity and may be at the parent, subsidiary or asset level.

The ability of our subsidiaries to generate sufficient net income and cash flows to make upstream cash distributions will be subject to numerous business and other factors, including restrictions contained in its subsidiaries’ financing agreements, regulatory restrictions, availability of sufficient funds at such subsidiaries, general economic and business conditions, tax considerations, strategic plans, financial results and other factors such as target capital ratios and ratio levels anticipated by rating agencies to maintain or improve current ratings. Based on current levels of operations, management believes that our consolidated cash, cash equivalents and investments on hand will be adequate to fund our operational and capital requirements for at least the next twelve months.

Sources of cash and cash equivalents, cash flows provided by (used in) operating activities, investing activities and financing activities are discussed below.

Cash and Cash Equivalents

Cash and cash equivalents were approximately $69.0 million at June 30, 2013 as compared with approximately $48.0 million at June 30, 2012, an increase of approximately $21.0 million during the period. The increase in cash and cash equivalents at June 30, 2013 versus June 30, 2012 was primarily due to the sale of the Bickford Portfolio, which generated net cash of approximately $43.2 million, offset by the acquisition of the remaining approximately two-thirds interest in the syndicated loan in which we previously owned a one-third interest during the first quarter of 2013, which resulted in a use of cash of approximately $17.3 million. We also declared and paid approximately $4.4 million in dividends during the period between June 30, 2012 and June 30, 2013.

Cash from Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2013 was approximately $1.1 million as compared with approximately $0.9 million used in operating activities for the comparable period in 2012, a change of approximately $2.0 million during the period. The change was primarily attributable to an approximately $2.9 million net change in other liabilities, including payables related to the base management fee and the incentive fee, in the six months ended June 30, 2013 versus the comparable period in 2012, which was primarily attributable to the cash incentive fee paid to TREIT for the fourth quarter of 2011, which was settled during the three months ended March 31, 2012.

Cash from Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2013 was approximately $23.9 million as compared with approximately $0.2 million provided by investing activities for the six months ended June 30, 2012, a change of approximately $23.7 million during the period. The change is primarily due to the sale of the Bickford Portfolio during the second quarter of 2013 which generated net proceeds of approximately $44.0 million, offset primarily by the acquisition during the first quarter of 2013 of the remaining approximately two-thirds interest in the syndicated loan in which we previously owned a one-third interest which resulted in a use of cash of approximately $17.3 million.

Cash from Financing Activities

Net cash used in financing activities was approximately $2.4 million for the six months ended June 30, 2013 as compared with approximately $3.6 million used in investing activities for the six months ended June 30, 2012, a change of approximately $1.2 million during the period. The change is primarily due to the reduction in dividends paid during the six months ended June 30, 2013 as compared to the prior year period in 2012.

Debt

On June 26, 2008, in connection with the acquisition of the initial 12 properties from affiliates of Bickford Senior Living Group LLC (“Bickford”), we entered into a mortgage loan with Red Mortgage Capital, Inc. (“Red Capital”) in the principal amount of approximately $74.6 million (the “June Bickford Loan”). The June Bickford Loan had a fixed interest rate of 6.845% and required a fixed monthly debt service payment of approximately $0.5 million for principal and interest, until maturity in July 2015, at which time the then-outstanding balance of approximately $69.6 million would have been due and payable. In addition, the June Bickford Loan required monthly escrow payments to be made for taxes and reserves, which were reimbursed by the tenants of these properties. The June Bickford Loan was collateralized by the 12 properties.

On September 30, 2008, we acquired two additional properties from Bickford and entered into a second mortgage loan with Red Capital in the principal amount of approximately $7.6 million (the “September Bickford Loan” and, together with the June Bickford Loan, the “Bickford Loans”). The September Bickford Loan had a fixed interest rate of 7.17% and required a fixed monthly debt service payment of approximately $52,000 for principal and interest until maturity in July 2015, when the then-outstanding balance of approximately $7.1 million would have been due and payable. In addition, the September Bickford Loan required monthly escrow payments to be made for taxes and reserves, which were reimbursed by the tenants of these properties. The September Bickford Loan was collateralized by the two properties.

On June 28, 2013, we sold 100% of the membership interests in Care YBE, which owns the Bickford Portfolio, to an affiliate of National Health Investors Inc. for approximately $122.8 million, subject to certain allocations, credits and adjustments as described in the Membership Interest Purchase Agreement. Care YBE is also the borrower under the Bickford Loans, which had an outstanding principal balance of approximately $78.8 million as of June 28, 2013 and which remains an obligation of Care YBE subsequent to the sale of the Bickford Portfolio.

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

Effective February 1, 2013, we acquired a 75% interest in a newly formed Limited Liability Company (“Care Cal JV LLC”) whose subsidiaries own two senior housing apartment buildings located in New York. The properties are encumbered by the Calamar Loans from Liberty Bank with an aggregate debt balance of approximately $18.3 million. One loan had a principal balance of approximately $7.7 million at the time of acquisition and amortizes over 30 years, with a fixed interest rate of 4.5% through maturity in February 2020. The second loan had a principal balance of approximately $10.6 million at the time of acquisition and also amortizes over 30 years, with a fixed interest rate of 4.0% through maturity in August 2019. The Calamar Loans were recorded at their then fair value of approximately $18.1 million, a decrease of approximately $0.3 million over the combined loan balances of approximately $18.4 million at February 1, 2013. As of June 30, 2013, approximately $0.0 million of discount remains to be amortized over the remaining term of the two mortgage loans.

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

Per the terms of the Services Agreement, the Company: (i) paid TREIT a monthly base services fee in arrears of one-twelfth of 0.5% of the Company’s Equity (as defined in the Services Agreement) as adjusted to account for Equity Offerings (as defined in the Services Agreement); (ii) provides TREIT with office space and certain office-related services (as provided in the Services Agreement and subject to a cost sharing agreement between Care and TREIT); and (iii) pays, to the extent earned, a quarterly incentive fee equal to the lesser of (a) 15% of Care’s adjusted funds from operations (“AFFO”) Plus Gain/(Loss) on Sale (as defined in the Services Agreement) and (b) the amount by which Care’s AFFO Plus Gain /(Loss) on Sale exceeds an amount equal to Adjusted Equity multiplied by the Hurdle Rate (as defined in the Services Agreement). Twenty percent (20%) of any such incentive fee were paid in shares of common stock of Care, unless a greater percentage was requested by TREIT and approved by an independent committee of directors. Following assignment of the Services Agreement in connection with the Contribution Transactions, all of the incentive fee will be paid only in cash. On November 9, 2011, Care entered into an amendment to the Services Agreement that clarified the basis upon which the Company calculates the quarterly incentive fee. The initial term of the Services Agreement extends until December 31, 2013. Unless terminated earlier in accordance with its terms, the Services Agreement will be automatically renewed for one-year periods following such date unless either party elects not to renew. If the Company elects to terminate without cause, or elects not to renew the Services Agreement, a Termination Fee (as defined in the Services Agreement) shall be payable by Care to TREIT. Such termination fee is not fixed and determinable.

Equity

As of June 30, 2013, we had 10,246,020 shares of common stock and no shares of preferred stock outstanding.

During the six months ended June 30, 2013 and 2012, we issued 4,360 and 4,428 shares of immediately vested common stock with a combined aggregate fair value of approximately $15,000 and $15,000 to our independent directors as part of their annual retainer for the first and second quarters of 2013 and the fourth quarter of 2011 and the first quarter of 2012, respectively. The shares paid to our directors were issued under the equity plan, which was adopted in June 2007 (the “Equity Plan”). Each independent director receives an annual base retainer of $50,000, payable quarterly in arrears, of which 70% is paid in cash and 30% in shares of Care common stock. Shares granted as part of the annual retainer vest immediately and are included in general and administrative expense.

On January 3, 2013, we issued 15,712 immediately vested shares of common stock (net of all applicable tax withholding) with a combined aggregate fair value of approximately $117,840 to our employees as part of the annual vesting of one-third of the 2011 restricted stock units (“RSUs”) grants.

On March 30, 2012, the Company issued 49,573 common shares to TREIT in conjunction with its quarterly incentive fee due under the Services Agreement for the fourth quarter of 2011. These shares were issued under the Manager Equity Plan, which was adopted in June 2007 (the “Manager Equity Plan”).

In December 2011, we granted 100,153 RSUs to certain officers and employees at a grant date fair value of approximately $0.7 million which were issued in January 2012.

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

In conjunction with the resignation of Steven M. Sherwyn as the Company’s Chief Financial Officer and Treasurer, effective June 23, 2012, 30,769 restricted stock units were forfeited that were previously granted during his employment. The restricted stock units are available for future issuance under the Equity Plan. In addition, on June 25, 2012, the Company repurchased from Mr. Sherwyn 10,000 shares of our common stock at fair market value of $7.15 per common share. The repurchased shares are available for future issuance.

TFP owns a warrant (the “2008 Warrant”) to purchase 652,500 shares of our common stock at a price of $11.33 per share. The 2008 Warrant is immediately exercisable and expires on September 30, 2018.

As of June 30, 2013, 156,974 common shares remain available for future issuances under the Equity Plan and 134,629 shares (which is net of 652,500 shares that are reserved for potential issuance upon conversion of the 2008 Warrant) remain available for future issuances under the Manager Equity Plan.

Distributions

We were required to distribute 90% of our REIT taxable income (excluding the deduction for dividends paid and capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes.

On May 9, 2013, the Company declared a cash dividend of $0.02 per share of common stock with respect to the first quarter of 2013, which was paid on June 6, 2013 to stockholders of record as of May 23, 2013.

On March 21, 2013, the Company declared a cash dividend of $0.135 per share of common stock for the quarter ended December 31, 2012, which was paid on April 18, 2013 to stockholders of record at the close of business on April 4, 2013. For tax purposes, this will be treated as a 2013 distribution.

On April 3, 2012, the Company declared a cash dividend of $0.135 per share of common stock for the quarter ended December 31, 2011, which was paid on May 1, 2012 to stockholders of record at the close of business on April 17, 2012. For tax purposes, this was treated as a 2012 distribution.

On May 10, 2012, the Company declared a cash dividend of $0.135 per share of common stock for the quarter ended March 31, 2012, which was paid to stockholders of record at the close of business on May 24, 2012.

On August 9, 2012, the Company declared a cash dividend of $0.135 per share of common stock with respect to the second quarter of 2012, which was paid on September 6, 2012 to stockholders of record as of August 23, 2012.

As a result of the Contribution Transactions, we expect that we will not qualify to be taxed as a REIT for Federal income tax purposes effective January 1, 2013. If we are not taxed as a REIT, we will not be subject to the 90% distribution requirement and the Board may then determine to distribute less of its taxable income than it would if we were taxed as a REIT.

Subsequent Events

Dividend Declaration

On August 8, 2013, our Board declared a cash dividend of $0.02 per share of Class A Common Stock with respect to the second quarter of 2013 that will be paid on September 5, 2013 to holder of record of Class A Common Stock on August 22, 2013.

Contribution Transactions

On July 1, 2013, we closed the Contribution Transactions with TFP pursuant to which both we and TFP contributed substantially all of our respective assets and liabilities to a newly-formed limited liability company in order to form a diversified holding company whose subsidiaries will hold and manage the assets of and operate the businesses we operated prior to the Contribution Transactions and those contributed by TFP on a consolidated basis. Through our operating subsidiary, Tiptree Operating Company, LLC, our primary focus is on four sectors of financial services: insurance and insurance services, real estate, asset management and specialty finance (including corporate, consumer and tax-exempt credit). See “Note 1” for further description of the Contribution Transactions. See the section titled “Overview” in this MD&A and Note 14 to the condensed consolidated financial statements for a further description of the Contribution Transactions.

Contractual Obligations

The table below summarizes our contractual obligations as of June 30, 2013 (in millions):

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Mortgage notes payable and related interest	$44.2	$2.1	$4.1	$4.1	$33.8
Base service fee obligations(1)	0.2	0.2	—	—	—
Operating lease obligations(2)	1.4	0.2	0.5	0.5	0.2

Total	$45.8	$2.5	$4.6	$4.6	$34.0

(1)	TREIT base service fee, subject to increase or decrease based on changes in stockholders’ equity. The termination fee payable to TREIT in the event of non-renewal of the Services Agreement by the Company is not fixed and determinable and is therefore not included in the table.
(2)	Minimum rental obligations for Company office lease.

On July 1, 2013, the Services Agreement with TREIT pursuant to which TREIT will provide certain advisory services related to Care’s business was assigned to Care Investment Trust LLC, one of our wholly-owned subsidiaries. For such services, the Company will pay TREIT a monthly base services fee in arrears of one-twelfth of 0.5% of the Company’s Equity (as defined in the Services Agreement). The initial term of the Services Agreement shall expire on December 31, 2013 and will renew automatically each year thereafter for an additional one-year period unless the Company or TREIT elects not to renew. Following the Contribution Transaction, fees under the Services Agreement will no longer be disclosable contractual commitments.

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

Off-Balance Sheet Arrangements

As of June 30, 2013, none of our off-balance sheet arrangements had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. We maintain an interest in one unconsolidated joint venture. See Note 5 to our condensed consolidated financial statements for more information regarding our interest in the unconsolidated joint venture. Our risk of loss associated with this investment is limited to our investment in this joint venture.

Recent Accounting Pronouncements

In February 2013, the FASB issued changes to the accounting for obligations resulting from joint and several liability arrangements. These changes require an entity to measure such obligations for which the total amount of the obligation is fixed at the reporting date as the sum of (i) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors, and (ii) any additional amount the reporting entity expects to pay on behalf of its co-obligors. An entity will also be required to disclose the nature and amount of the obligation as well as other information about those obligations. Examples of obligations subject to these requirements are debt arrangements and settled litigation and judicial rulings. These changes become effective on January 1, 2014. Management has determined that the adoption of these changes will not have an impact on the Condensed Consolidated Financial Statements.

In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02 Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update addresses the disclosure issue left open at the deferral under ASU 2011-12. This update requires the provision of information about the amounts reclassified out of accumulated OCI by component. In addition, it requires presentation, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated OCI by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, a cross-reference must be provided to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This update is effective for reporting periods beginning after December 15, 2012. Management has determined that the adoption of these changes will not have an impact on the Condensed Consolidated Financial Statements.

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

•	TFP owns the 2008 Warrant to purchase 652,500 shares of our common stock at a price of $11.33 per share. The 2008 Warrant is immediately exercisable and expires in September 30, 2018.

•	On July 1, 2013, the Contribution Transactions (described above in “Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations”) were completed.

•	At June 30, 2013, we held notes receivable totaling approximately $3.3 million with NACAL, LLC and RECAL, LLC, each entity an affiliate of Calamar.

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

The following is a reconciliation of FFO and AFFO to net income (loss), which is the most directly comparable GAAP performance measure, for the six month periods ended June 30, 2013 and 2012, respectively (in thousands, except share and per share data):

	For the three months ended June 30, 2013		For the three months ended June 30, 2012
	FFO	AFFO	FFO	AFFO
Net income (loss)	$14,048	$14,048	$(239)	$(239)
Less: Net income attributable to non-controlling interest	(16)	(16)	—	—
Net income (loss) allocated to common stockholders	14,032	14,032	(239)	(239)
Adjustments:
Depreciation and amortization on owned properties	1,161	1,161	975	975
Stock-based compensation	—	71	—	36
Amortization of above-market leases	—	52	—	52
Amortization of deferred financing costs	—	13	—	67
Transaction costs	—	356	—	233
Gain on sale of properties, net	(15,463)	(15,463)	—	—
Straight-line effect of lease revenue	—	(312)	—	(399)

FFO and AFFO	$(270)	$(90)	$736	$1,145

FFO and AFFO per share basic	$(0.03)	$(0.01)	$0.07	$0.11
FFO and AFFO per share diluted	$(0.03)	$(0.01)	$0.07	$0.11
Weighted average shares outstanding — basic	10,243,951	10,243,951	10,224,845	10,224,845

Weighted average shares outstanding — diluted(1)(2)	10,243,951	10,243,951	10,239,979	10,239,979

(1)	The diluted FFO and AFFO per share calculations exclude the dilutive effect of the 2008 Warrant convertible into 652,500 (adjusted for our three-for-two stock split September 2010) common shares for the three months ended June 30, 2013 and 2012 because the exercise price was more than the average market price.
(2)	The diluted FFO and AFFO per common share calculations for the three months ended June 30, 2013 exclude the effect of 75,130 remaining unvested and unforfeited RSUs as they were anti-dilutive.

	For the six months ended June 30, 2013		For the six months ended June 30, 2012
	FFO	AFFO	FFO	AFFO
Net income (loss)	$13,899	$13,899	$55	$55
Less: Net income attributable to non-controlling interest	(16)	(16)	—	—
Net income (loss) allocated to common stockholders	13,883	13,883	55	55
Adjustments:
Depreciation and amortization on owned properties	2,235	2,235	1,943	1,943
Stock-based compensation	—	241	—	105
Amortization of above-market leases	—	104	—	104
Amortization of deferred financing costs	—	26	—	134
Transaction costs	—	832	—	233
Other non-cash	—	—	—	79
Straight-line effect of lease revenue	—	(624)	—	(799)
Gain on sale of properties, net	(15,463)	(15,463)	—	—

FFO and AFFO	$655	$1,234	$1,998	$1,854

FFO and AFFO per share basic	$0.06	$0.12	$0.20	$0.18
FFO and AFFO per share diluted	$0.06	$0.12	$0.20	$0.18
Weighted average shares outstanding — basic	10,242,733	10,242,733	10,200,141	10,200,141
Weighted average shares outstanding — diluted(1)(2)	10,258,633	10,258,633	10,214,265	10,214,265

(1)	The diluted FFO and AFFO per share calculations exclude the dilutive effect of the 2008 Warrant convertible into 652,500 (adjusted for our three-for-two stock split September 2010) common shares for the six months ended June 30, 2013 and 2012 because the exercise price was more than the average market price.
(2)	The diluted FFO and AFFO per common share calculations for the six months ended June 30, 2013 and 2012 include the effect of 75,130 and 69,384 remaining unvested and unforfeited RSUs, respectively, adjusted for shares repurchased under the treasury stock method.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

ITEM 4.	Controls and Procedures.

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

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings.

In an action entitled Carol B. Curran et al., on behalf of themselves and all others similarly situated v. AGL Life Assurance Company, et al, Case No. 2009CV907, plaintiffs filed a class action in August 2009 in the District Court of Boulder County, Colorado against Philadelphia Financial’s subsidiaries Philadelphia Financial Life Assurance Company, Philadelphia Financial Distribution Company and Joseph A. Fillip, Jr., Philadelphia Financial’s Executive Vice President and General Counsel (the “AGL Defendants”), and other parties. Plaintiffs asserted various claims under Colorado statutory and common law, including state securities act claims, breach of fiduciary duty, negligence, civil conspiracy, and fraudulent omission.

On March 15, 2013, the court granted its preliminary approval to a class settlement of the proceeding. On May 28, 2013, the court held a final hearing to approve the settlement. On May 29, 2013, the court adopted the proposed order approving the settlement and dismissing the case. The Phoenix Companies, Inc. (from whom TFP acquired Philadelphia Financial) has indemnified Philadelphia Financial in connection with this litigation.

Other than as described above, the Company is not presently involved in any material litigation nor, to our knowledge, is there any material litigation threatened against us or our investments, other than routine litigation arising in the ordinary course of business. Management believes the costs, if any, incurred by us related to litigation will not materially affect our financial position, operating results or liquidity.

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

ITEM 6.	Exhibits

(a)	Exhibits

Exhibit No.	Description

10.1	Amended and Restated Executive Employment Agreements, dated as of July 1, 2013, among the Registrant, Tiptree Asset Management, LLC and Geoffrey Kauffman (filed herewith).

10.2	Membership Interest Purchase Agreement, dated as of June 24, 2013 among Care Investment Trust Inc., Care YBE Subsidiary, LLC and NHI — Bickford Re, LLC (filed herewith).

10.3	Master Transaction Agreement, dated as of November 22, 2011, among Hartford Life Insurance Company, Hartford Life and Annuity Insurance Company and Philadelphia Financial Administration Services Company (filed herewith).

10.4	Administrative Services Agreement by and among Hartford Life Insurance Company, Hartford Life and Annuity Insurance Company, Hartford Fire Insurance Company and Philadelphia Financial Administration Services Company, LLC effective July 14, 2012 (filed herewith).

10.5	Senior Note Purchase Agreement by and among Philadelphia Financial Administration Services Company, LLC, as the Issuer and Fiscal Agent, RGA Worldwide Reinsurance Company, Ltd., as Noteholder, RGA Reinsurance Company, as Collateral Agent, PFASC Holdings, LLC and Philadelphia Financial Group, Inc., dated as July 13, 2012 (filed herewith).

10.6	Transition Services Agreement, dated as of June 30, 2012, among Tiptree Asset Management Company, LLC, Tricadia Holdings, L.P. and Tiptree Operating Company, LLC (as assignee of Tiptree Financial Partners, L.P.) (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at June 30, 2013 (unaudited) and December 31, 2012, (ii) the Condensed Consolidated Statements of Operations (unaudited) for the three month periods ended June 30, 2013 and 2012, (iii) the Condensed Consolidated Statement of Stockholders’ Equity (unaudited) for the three month period ended June 30, 2013, (iv) the Condensed Consolidated Statements of Cash Flows (unaudited) for the three month periods ended June 30, 2013 and 2012 and (v) the Notes to the Condensed Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIPTREE FINANCIAL INC.

Date: August 13, 2013	By:	/s/ Geoffrey Kauffman
Geoffrey Kauffman
President and Chief Executive Officer

Date: August 13, 2013	By:	/s/ Julia Wyatt
Julia Wyatt
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amended and Restated Executive Employment Agreements, dated as of July 1, 2013, among the Registrant, Tiptree Asset Management, LLC and Geoffrey Kauffman (filed herewith).

10.2	Membership Interest Purchase Agreement, dated as of June 24, 2013 among Care Investment Trust Inc., Care YBE Subsidiary, LLC and NHI — Bickford Re, LLC (filed herewith).

10.3	Master Transaction Agreement, dated as of November 22, 2011, among Hartford Life Insurance Company, Hartford Life and Annuity Insurance Company and Philadelphia Financial Administration Services Company (filed herewith).

10.4	Administrative Services Agreement by and among Hartford Life Insurance Company, Hartford Life and Annuity Insurance Company, Hartford Fire Insurance Company and Philadelphia Financial Administration Services Company, LLC effective July 14, 2012 (filed herewith).

10.5	Senior Note Purchase Agreement by and among Philadelphia Financial Administration Services Company, LLC, as the Issuer and Fiscal Agent, RGA Worldwide Reinsurance Company, Ltd., as Noteholder, RGA Reinsurance Company, as Collateral Agent, PFASC Holdings, LLC and Philadelphia Financial Group, Inc., dated as July 13, 2012 (filed herewith).

10.6	Transition Services Agreement, dated as of June 30, 2012, among Tiptree Asset Management Company , LLC, Tricadia Holdings, L.P. and Tiptree Operating Company, LLC (as assignee of Tiptree Financial Partners, L.P.) (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at June 30, 2013 (unaudited) and December 31, 2012, (ii) the Condensed Consolidated Statements of Operations (unaudited) for the three month periods ended June 30, 2013 and 2012, (iii) the Condensed Consolidated Statement of Stockholders’ Equity (unaudited) for the three month period ended June 30, 2013, (iv) the Condensed Consolidated Statements of Cash Flows (unaudited) for the three month periods ended June 30, 2013 and 2012 and (v) the Notes to the Condensed Consolidated Financial Statements (unaudited).