Form 10-Q
period 2013-09-30
TIPTREE FINANCIAL INC.
filed 2013-11-14
CIK 1393726

E

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly period ended September 30, 2013
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from            to
Commission File Number: 001-33549
Tiptree Financial Inc.
(Exact name of Registrant as Specified in Its Charter)

Maryland	38-3754322
(State or Other Jurisdiction of	(IRS Employer
Incorporation of Organization)	Identification No.)

780 Third Avenue, 21st Floor, New York, New York	10017
(Address of Principal Executive Offices)	(Zip Code)
(212) 446-1400
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
Large accelerated filer ☐                    Accelerated filer ☐
Non-accelerated filer ☐ Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 12, 2013, there were 10,266,853 shares, par value $0.001, of the registrant’s Class A common stock outstanding and 30,968,877 shares, par value $0.001, of the registrant’s Class B common stock outstanding.

Tiptree Financial Inc.

PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Financial Statements Introductory Note

Tiptree Financial Inc. (“Tiptree” or the “Company”) is a holding company that is the sole managing member of, and owns approximately 25% of, Tiptree Operating Company, LLC ("Operating Subsidiary"). As the sole managing member of Operating Subsidiary, Tiptree operates and controls all of the business and affairs of Operating Subsidiary and its subsidiaries and consolidates the financial results of Operating Subsidiary and its subsidiaries. Tiptree Financial Partners L.P.'s ownership of approximately 75% of Operating Subsidiary is reflected as a non-controlling interest in Tiptree's consolidated financial statements. See Notes 1 and 16 to the consolidated financial statements for further discussion of the Company’s capital and ownership structure.

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Consolidated Balance Sheet (Unaudited)
(in thousands, except share and per share data)

	September 30, 2013	December 31, 2012

Assets
Cash and cash equivalents – unrestricted	$123,721	$88,563
Cash and cash equivalents – restricted	34,210	20,748
Due from separate accounts	2,467	2,128
Investments in trading securities, at fair value	39,333	59,982
Investments in available for sale securities, at fair value (amortized cost: $17,546 and $15,693 in 2013 and 2012, respectively)	17,721	16,303
Investments in loans, at fair value	128,467	20,423
Loans owned, at amortized cost – net of allowance	32,443	5,467
Investments in partially-owned entities	11,075	8,388
Derivative financial instruments, at fair value	2	834
Due from brokers, dealers, and trustees	247	8,539
Real estate	62,492	118,827
Reinsurance receivables	9,080	8,802
Management fee receivables	255	249
Policy loans	104,875	99,123
Insurance policies and contracts acquired	39,809	41,379
Deferred policy acquisition costs	4,543	3,878
Separate account assets	4,353,490	4,035,053
Deferred tax assets	4,834	5,342
Notes receivable	6,071	—
Accrued interest and dividends receivable	1,048	1,642
Intangible assets	115,286	121,033
Goodwill	4,243	3,088
Assets of consolidated CLOs	1,491,744	851,660
Other assets	16,777	12,351
Total assets	$6,604,233	$5,533,802

Liabilities and Stockholders' Equity
Liabilities:
Derivative financial instruments, at fair value	$—	$3,172
U.S. Treasuries, short position	18,945	20,175
Mortgage notes payable	33,254	95,232
Notes payable	146,500	100,416
Loans payable	58,749	—
Policy liabilities	114,930	108,868
Separate account liabilities	4,353,490	4,035,053
Due to brokers, dealers and trustees	47,120	—
Accrued interest payable	293	420
Liabilities of consolidated CLOs	1,250,931	620,310
Other liabilities and accrued expenses	24,243	14,568
Total liabilities	$6,048,455	$4,998,214
Commitments and contingencies

Stockholders' Equity:
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued or outstanding	$—	$—
Common stock - Class A: $0.001 par value, 200,000,000 shares authorized, 10,260,379 and 10,226,250 shares issued and outstanding respectively	11	11
Common stock - Class B: $0.001 par value, 50,000,000 shares authorized, 30,968,877 and 0 shares issued and outstanding respectively	31	—
Additional paid-in capital	97,250	96,144
Accumulated other comprehensive income	290	311
Retained earnings	16,652	11,892
Total stockholders' equity of Tiptree Financial Inc.	114,234	108,358
Non-controlling interest	354,667	324,595
Appropriated retained earnings of consolidated TAMCO	86,877	102,635
Total stockholders' equity	555,778	535,588
Total liabilities and stockholders' equity	$6,604,233	$5,533,802

See accompanying notes to consolidated financial statements.

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net realized gains (losses) and change in unrealized appreciation (depreciation) on investments:
Net realized gains - trading securities	$697	$352	$1,014	$471
Net realized gains - available for sale securities	4	268	74	455
Net realized (losses) - loans	(32)	—	(32)	—
Net realized (losses) - derivatives	—	—	(1,996)	—
Net realized gain - extinguishment of note payable	—	—	48	—
Net realized gain - foreign exchange	—	—	122	—
Income from investments in partially-owned entities, net	1,800	272	3,213	1,053
Change in unrealized appreciation/(depreciation) - trading securities	3,636	2,077	(1,222)	9,529
Change in unrealized (depreciation) - loans	(24)	—	(24)	—
Change in unrealized (depreciation)/appreciation - derivatives	(98)	(509)	2,337	(1,371)
Change in unrealized depreciation - foreign exchange	—	(24)	(77)	(25)
Net realized and unrealized gains	5,983	2,436	3,457	10,112
Investment income:
Loan and security interest income	3,916	2,317	11,131	7,498
Separate account and administrative service fees	18,286	15,372	53,192	25,119
Rental revenue	1,363	429	3,279	1,254
Management fee income	85	184	297	949
Income attributable to consolidated CLOs	11,256	23,804	33,475	50,420
Other income	240	550	404	1,340
Total investment income	35,146	42,656	101,778	86,580
Total net realized and unrealized gains and investment income	41,129	45,092	105,235	96,692

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Expenses:
Interest expense	4,110	3,348	12,008	4,416
Payroll expense	8,741	7,448	26,277	12,746
Professional fees	2,252	4,755	6,204	9,179
Change in future policy benefits	1,189	1,047	3,502	3,042
Mortality expenses	2,633	2,542	7,885	7,338
Commission expense	631	496	1,805	1,489
Depreciation and amortization expenses	1,215	593	3,382	1,527
Expenses attributable to consolidated CLOs	12,783	6,183	34,021	25,190
Other expenses	4,240	1,153	10,722	4,922
Total expenses	37,794	27,565	105,806	69,849
Income (loss) before taxes from continuing operations	3,335	17,527	(571)	26,843
Provision for income taxes	1,434	735	4,549	162
Income from continuing operations	1,901	16,792	(5,120)	26,681
Discontinued operations:
Gain on sale of Bickford portfolio, net	—	—	15,463	—
Income from discontinued operations, net	—	721	1,647	2,294
Provision for income taxes	—	—	—	—
Discontinued operations, net	—	721	17,110	2,294
Net income	1,901	17,513	11,990	28,975

Less net income attributable to noncontrolling interest	7,008	9,485	21,185	19,652
Less net (loss) income attributable to the VIE subordinated noteholders	(6,937)	4,939	(15,758)	2,815
Net income available to common stockholders	$1,830	$3,089	$6,563	$6,508
Net income (loss) per common share:
Basic, continuing operations	$0.18	$0.23	$(1.03)	$0.41
Basic, discontinued operations, net	—	0.07	1.67	0.22
Net income basic	0.18	0.30	0.64	0.63

Diluted, continuing operations	0.18	0.23	(1.03)	0.41
Diluted, discontinued operations, net	—	0.07	1.67	0.22
Net income dilutive	$0.18	$0.30	$0.64	$0.63
Weighted average number of common shares:
Basic	10,246,176	10,217,648	10,243,893	10,206,020
Diluted	10,271,537	10,237,512	10,266,164	10,225,754
See accompanying notes to consolidated financial statements.

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands, except share and per share data)

	Three month period ended	Three month period ended	Nine month period ended	Nine month period ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net income:	$1,901	$17,513	$11,990	$28,975
Other comprehensive income:
Net unrealized holding losses on securities available for sale net of tax benefit of $144, $76, $15 and $164	(267)	(142)	(27)	(305)
Less: reclassification adjustment for net gains included in net income net of tax expense of $1, $94, $26 and $159	3	174	48	296
Total comprehensive income:	1,631	17,197	11,915	28,374
Less: comprehensive income attributable to non-controlling interests and VIE subordinated noteholders	$71	$14,424	$5,427	$22,467
Total comprehensive income available to common stockholders	$1,560	$2,773	$6,488	$5,907

See accompanying notes to consolidated financial statements

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
Nine Months Ended September 30, 2013
(in thousands, except share and per share data)

	Class A Common Stock		Class B Common Stock
	Number of shares	Common stock	Number of shares	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Appropriated retained earnings of consolidated CLO vehicles	Retained earnings	Noncontrolling interest	Total
Balance at December 31, 2012	10,226,250	$11	—	$—	$96,144	$311	$102,635	$11,892	$324,595	$535,588
Stock-based compensation to directors for services rendered	4,360	—	—	—	30	—	—	—	—	30
Issuance of shares	—	—	30,968,877	31	—	—	—	—	—	31
Net unrealized appreciation on available for sale securities (net of tax $11)	—	—	—	—	—	(21)	—	—	10	(11)
Dividends paid	—	—	—	—	—	—	—	(1,803)	—	(1,803)
Repurchased shares	(302)	—	—	—	(2)	—	—	—	—	(2)
Net changes in non-controlling interest	—	—	—	—	922	—	—	—	8,877	9,799
Stock-based compensation to employees	30,071		—	—	156					156
Net income	—	—	—	—	—	—	(15,758)	6,563	21,185	11,990
Balance at September 30, 2013	10,260,379	$11	30,968,877	$31	$97,250	$290	$86,877	$16,652	$354,667	$555,778

See accompanying notes to consolidated financial statements

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2012
Cash flows from operating activities:
Net income available to common stockholders	$6,563	$6,508
Net income (loss) attributable to the noncontrolling interest	21,185	19,652
Net (loss) income attributable to VIE subordinated note holders	(15,758)	2,815
Net income	11,990	28,975
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gain – trading securities	(1,014)	(471)
Net realized gain – available for sale securities	(74)	(455)
Net realized loss - derivatives	1,996	—
Net realized loss - loans	32	—
Net realized gains - foreign exchange	(122)	—
Net realized gain on sale of properties, net	(15,463)	—
Realized gain – extinguishment of note payable	(48)	—
Increase in other liabilities and accrued expenses	9,778	10,923
Change in unrealized depreciation (appreciation) – trading securities	1,222	(9,529)
Change in unrealized depreciation - loans	24	—
Change in unrealized depreciation - foreign exchange	77	25
Change in unrealized (appreciation) depreciation – derivatives	(2,337)	1,371
Income from investments in partially-owned entities, net	(3,213)	(1,053)
Increase in payment in kind interest	—	267
Decrease (increase) in due from brokers, dealers, and trustees	55,412	(410)
Decrease in accrued interest and dividends receivable	594	(122)
Distribution of loss from partially-owned entities	167	242
Decrease/(increase) in deferred income tax	508	(378)
(Increase)/decrease in due from separate accounts	(339)	2,344
Increase in reinsurance receivables	(278)	(28)
Increase in note receivable	(6,071)	—
Increase in deferred policy acquisition costs	(665)	(432)
Increase in other assets	(9,076)	(2,737)
(Decrease) in accrued interest payable	(126)	(48)
Non-cash incentive fee	48	—
Non cash compensation expense	169	228
Non cash interest from investments in loans	(189)	—

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

Non cash impairment of partially owned entity	40	—
Accretion of discounts and depreciation expense	5,223	4,501
Amortization and write off of deferred financing costs	26	147
Accretion of mortgage note discount	35	—
Increase/(decrease) in policy liabilities	6,062	(226)
Operating activities from VIEs	(13,272)	8,951
Net cash provided by operating activities	41,116	42,085
Cash flows from investing activities:
Purchases of subsidiaries	—	(24,925)
Purchases of trading securities and loans carried at fair value	(129,719)	(18,155)
Purchases of available for sale securities	(7,790)	(7,091)
Purchases of derivatives	(1,996)	—
Purchases of real estate	(21,347)	—
Purchases of loans	(27,040)	—
Purchases of fixed assets	(47)	—
Investment in partially-owned entities	—	(4,700)
Proceeds from principal paydowns of trading securities	—	289
Proceeds from sales of real estate	44,038	—
Increase in restricted cash	(13,462)	(20,753)
Acquisitions, net cash	2,138	—
Acquisition of administration servicing rights	—	(116,000)
Proceeds from loan repayments	814	229
Proceeds from sales of trading securities	45,572	63,816
Proceeds from loans receivable	(15)	—
Proceeds from foreign exchange	45	—
Proceeds from sales of available for sale securities	5,411	11,659
Proceeds from maturities of available for sale securities	470	—
Proceeds from distributions paid by partially owned entities	221	4,982
Increase in policy loans	(5,752)	(3,200)
Margin posted for foreign exchange trade	—	(25)
Change due to consolidation of trusts	(41)	—
Investing activities from VIEs	(593,362)	(20,889)
Net cash used in investing activities	(701,862)	(134,763)

(continued)

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2012
Cash flows from financing activities:
Capital distributions paid	(2,557)	1,897
Dividends paid	(366)	(4,177)
Distribution payable to Tricadia	—	(14,540)
Proceeds from loan	58,749	—
Proceeds from issuance of notes payable	50,000	115,680
Principal payments under mortgage notes payable	(740)	(16,080)
Partial paydown of loan	(3,917)	(833)
Margin on UST short position	—	(811)
Performance Share Allocation paid in cash	—	(3,460)
Repurchase of common stock of subsidiary	(2)	(72)
Payment of placement costs	(38)	(683)
Proceeds from issuance of common units	2,757	25,000
Proceeds from borrowings under mortgage notes payables	(137)	—
Non cash distribution	(267)	—
Financing activities from VIEs	592,422	—
Net cash provided by financing activities	695,904	101,921
Net increase in cash	35,158	9,243
Cash and cash equivalents – unrestricted – beginning of period	88,563	97,009
Cash and cash equivalents – unrestricted – end of period	$123,721	$106,252
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,995	$7,045
Noncash investing and financing activities:
Capital change due to equity compensation	30	433
Net assets related to acquisitions	(378)	—

See accompanying notes to consolidated financial statements.

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except shares and per share data)
September 30, 2013

Basis of Presentation

(1)	Organization
Tiptree Financial Inc. (Tiptree and, together with its consolidated subsidiaries, collectively, the Company) is a Maryland Corporation that was incorporated on March 19, 2007. Until July 1, 2013, Tiptree operated under the name Care Investment Trust Inc. (which, for the period prior to July 1, 2013, we refer to as Care Inc.). Tiptree is a diversified holding company which conducts its operations through its operating subsidiary, Tiptree Operating Company, LLC (Operating Subsidiary). Tiptree’s primary focus is on four sectors of financial services: insurance and insurance services, specialty finance (including corporate, consumer and tax-exempt credit), asset management and real estate.
Tiptree's Class A Common Stock is traded on the NASDAQ Capital Market under the symbol “TIPT”.
Contribution Transactions

On July 1, 2013, Care Inc. completed a transaction with Tiptree Financial Partners, L.P. (TFP) in which Care Inc. contributed substantially all of its assets to Operating Subsidiary in exchange for 10,289,192 common units in Operating Subsidiary (representing an approximately 25% interest in Operating Subsidiary), and TFP contributed substantially all of its assets (excluding shares of Tiptree's Class A Common Stock owned by TFP) to Operating Subsidiary in exchange for 31,147,371 common units in Operating Subsidiary (representing an approximately 75% interest in Operating Subsidiary) and 31,147,371 shares of Tiptree's newly classified Class B Common Stock. These transactions are collectively referred to as the Contribution Transactions. Effective September 30, 2013, each of Tiptree and TFP forfeited and Operating Subsidiary canceled a number of Operating Subsidiary units such that, following the forfeiture and cancellation, (i) the ratio of Operating Subsidiary units owned by Tiptree to Class A common stock outstanding (including for this purpose 6,474 shares issued to directors on October 3, 2013) was 1:1, or 10,266,853 common units and (ii) the ratio of Operating Subsidiary common units owned by TFP to TFP partnership units outstanding was 2.798:1, or 30,968,877 common units. Tiptree also canceled a number of shares of Class B common stock held by TFP to cause the ratio of Operating Subsidiary units owned by TFP to Class B common stock to be 1:1. In addition, Tiptree reserved 3,609,420 shares of Class B common stock for issuance upon exercise of existing warrants held by TFP to acquire an aggregate of 3,609,420 Operating Subsidiary common units.

The Contribution Transactions were accounted for as a combination of entities under common control. As a result the comparative financial information has been retrospectively adjusted to furnish comparative combined financial information from August 2010 (the date of common control). The application of this “as-if pooling of interests” required the previously issued consolidated financial statements of Tiptree to be recast to reflect such activity.

On July 1, 2013, immediately prior to closing the Contribution Transactions, Care Inc. filed the Fourth Articles of Amendment and Restatement with the Maryland Department of Assessments and Taxation in order to, among other things, (i) change its name from “Care Investment Trust Inc.” to “Tiptree Financial Inc.”, (ii) rename its common stock as “Class A common stock,” with no change to the economic or voting rights of such stock, (iii) reclassify 50,000,000 authorized and unissued shares of its common stock as Class B common stock, and (iv) remove certain provisions related to Care Inc.'s qualification as a real estate investment trust (REIT).

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except shares and per share data)
September 30, 2013

Pursuant to Operating Subsidiary's limited liability operating agreement, at any time after July 1, 2014, TFP will have the right to redeem common units of Operating Subsidiary held by it for an equal number of shares of Class A common stock of Tiptree (and an equal number of shares of Class B common stock held by TFP will be canceled). Tiptree may instead, at its election, deliver a cash amount (or combination of cash and Class A common stock) based on the fair market value of the Class A common stock on the redemption date.
As a result of the Contribution Transactions, Tiptree will not qualify to be taxed as a REIT for Federal income tax purposes and will become a taxable corporation effective January 1, 2013 due to the nature of the assets and the businesses contributed by TFP. As a REIT, Care Inc. was generally not subject to U.S., federal corporate income tax on its taxable income distributed to stockholders. However, even as a REIT, Care Inc. was subject to U.S. federal income and excise taxes in various situations, such as on Care Inc.’s undistributed income. See Note 14 for a discussion of income taxes.

Acquisition of businesses
The following discussion summarizes the acquisition of businesses by TFP that were contributed to Operating Subsidiary as part of the Contribution Transactions on July 1, 2013. As explained in Note 1, due to the Contribution Transactions, comparative financial information has been retrospectively adjusted to furnish comparative combined financial information from August 2010 (the date of common control). The application of this “as-if pooling of interests” required the previously issued consolidated financial statements of Tiptree to be recast to reflect such activity. As a result, any capital transaction activity of TFP related to these acquisitions, such as any increases or decreases in noncontrolling interest, was retroactively adjusted as an adjustment to Tiptree’s additional paid-in capital. Also, the results of operations of each of the acquisitions that have occurred after August 2010 are included in the consolidated financial statements from the date of acquisition.
TAMCO
On June 30, 2012, TFP acquired from Tricadia Holdings, L.P. (Tricadia), a controlling financial interest in Tiptree Asset Management Company, LLC (TAMCO), which managed the assets of the subsidiaries of TFP as well as other entities, such as collateralized loan obligations (CLOs) and trusts. The two CLOs that TAMCO managed as of June 30, 2012 had assets of $810,600 and related note payables of $736,300 at par value. Given Tricadia’s controlling position in relation to both TAMCO and TFP, this combination was accounted for as a combination of entities under common control. As a result, the assets and liabilities of TAMCO, including the CLOs, have been presented as if they had been consolidated by TFP as of January 1, 2010 and their results of operations included in the TFP's results of operations going forward. The application of this “as-if pooling of interests” required the previously issued consolidated financial statements of TFP to be recast to reflect such activity. In conjunction with this combination, TFP issued 2,197,347 common units and 750,000 warrants collectively valued at $57,661 to Tricadia in return for a 99% controlling indirect interest in TAMCO. TFP then contributed its interests in TAMCO to the Operating Subsidiary in connection with the Contribution Transactions.
The acquisition of controlling interests in each of TFP's businesses discussed below were accounted for under the purchase method of accounting. The purchase price allocations were based on estimates of fair values of the assets acquired and liabilities assumed at the acquisition date. The fair values of the acquired net assets were determined using observable and unobservable information.

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except shares and per share data)
September 30, 2013

MFCA
In February 2009, TFP acquired a controlling financial interest (approximately 57%) of the outstanding limited liability company interests of Muni Funding Company of America, LLC (MFCA), a specialty finance holding company that invests directly and indirectly in U.S. federally tax exempt bonds. TFP paid $12,838 for a controlling financial interest with an acquisition date fair value of $20,594, which resulted in a bargain purchase gain of $7,756. As of December 31, 2009, TFP had increased its ownership to approximately 75% of the outstanding limited liability company interests of MFCA as a result of a tender and rights offering. In June 2011, TFP acquired 100% of the outstanding limited liability company interests of MFCA as a result of a tender offer and merger.
Philadelphia Financial Group, Inc.
On June 23, 2010, TFP acquired all of the outstanding Common Shares of Philadelphia Financial Group, Inc. (PFGI) (formerly known as PFG Holdings, Inc.) and its subsidiaries (collectively, PFG), a provider of private placement life insurance. TFP paid $28,500 for a 100% controlling financial interest.
On December 16, 2010, PFG initiated a recapitalization whereby TFP exchanged its 9,098 original PFG Common Shares in return for 2,850,000 shares of Series A participating preferred stock along with 2,850,000 shares of newly issued common stock. In addition, through the issuance of an additional 985,352 shares of Series A participating preferred stock and 985,352 Common Shares, PFG raised an additional $9,854 of which TFP contributed $4,076. This additional capital raised reduced TFP's ownership percentage from 100% to approximately 84.94%. During the first quarter of 2011, PFG issued 148,100 shares each of Common Shares and Series A participating preferred stock to PFG employees. PFG also issued 21,548 shares each of Common Shares and Series A participating preferred stock to an outside investor during the same timeframe. These share issuances reduced TFP's ownership percentage to approximately 81.34%. During the third quarter of 2012, PFG issued 2,000,000 shares each of Common Shares and Series A participating preferred stock as part of a $25,000 capital raise in which TFP was the primary participant. This resulted in an increase in TFP's ownership percentage to approximately 86.0%.
On December 28, 2012, Operating Subsidiary issued a note payable in the amount of $2,500 with an annual interest rate of 5%. This note was payment for 6.6% of the issued and outstanding Series A preferred stock and 8.8% of the issued and outstanding Common stock of PFG. This acquisition increased TFP's ownership percentage to 93.58%.
On July 13, 2012, PFG purchased certain assets of Hartford Life Private Placement, LLC (HLPP) from affiliates of The Hartford Financial Services Group, Inc. (The Hartford) for a purchase price of $117,500. PFG and certain insurance subsidiaries of The Hartford entered into a long-term servicing agreement whereby PFG administers approximately $35.0 billion in company owned life insurance (COLI) and bank owned life insurance (BOLI) business previously serviced by HLPP in exchange for a fee. We refer to this transaction as the PFAS Transaction.
Funding for the acquisition was provided in the form of equity of $23,500 issued by PFG and debt of $100,000 issued by PFG to an affiliate of Hartford. During the measurement period for this acquisition, the total purchase price was adjusted to $116,000. The information presented below reflects the subsequent adjustments to goodwill and the administrative servicing intangible asset to show the final purchase price allocation to assets acquired.

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except shares and per share data)
September 30, 2013

Intangible assets:
Administrative servicing asset	$111,750
Software license	588
Goodwill	3,088
EDP equipment	424
Furniture and equipment	150
Total	$116,000

Siena
In April 2013, the Company committed $10,000 to purchase a majority of the voting equity interests of Siena Capital Finance LLC (Siena). As of June 30, 2013, $7,310 of the commitment had been funded. This transaction resulted in a 59.38% controlling interest in Siena and generated $1,155 in goodwill, which was recorded on the Company’s consolidated balance sheet. On July 24, 2013, the Company made a subsequent investment of $2,690 in Siena, which has increased its controlling interest to 66.67% as of September 30, 2013.

(2)	Summary of Significant Accounting Policies

(a)	Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company are prepared in accordance with U.S. generally accepted accounting principles (GAAP). The consolidated financial statements are presented in U.S. dollars, the main operating currency of the Company. The consolidated financial statements prepared under GAAP for all periods presented include retroactive adjustments to comparative periods to reflect the combinations under common control described in Note 1 related to TAMCO and the Contribution Transactions. All intercompany items have been eliminated for these periods.

(b)	Principles of Consolidation
The consolidated financial statements reflect the consolidated accounts of Tiptree and (i) its wholly-owned subsidiaries, (ii) subsidiaries in which it has a controlling interest, and (iii) certain other entities known as variable interest entities (VIEs) in which Tiptree, through its subsidiaries, is deemed to be the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. This consolidation, particularly with respect to the VIEs, significantly impacts these consolidated financial statements.

(c)	Variable Interest Entities
ASC Topic 810, Consolidations, requires the consolidation of a VIE into the financial statements of the entity that is considered the VIE’s primary beneficiary. ASC Topic 810 provides a framework for determining whether an entity should be considered a VIE and accordingly evaluated for consolidation. If an entity is a VIE, it would then need to be determined whether Tiptree’s relationship, direct or indirect through subsidiaries, to the VIE (whether contractual, through direct investments in the entity, or otherwise) results in a variable interest. If Tiptree does have a variable interest in the entity, it would then need to be determined whether Tiptree is deemed to be the primary beneficiary. For VIEs, if Tiptree is deemed to (i) have the power to

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except shares and per share data)
September 30, 2013

direct the activities of the VIE that most significantly impact the economic performance and (ii) either the obligation to absorb losses or the right to receive benefits that could be significant to the VIE, then Tiptree would be deemed to be the primary beneficiary of the VIE and would be required to consolidate the VIE. Generally, TAMCO’s contractual relationship as collateral manager of the CLOs described herein satisfies criteria (i) of the prior sentence, and its ownership interests in and/or ability to earn certain incentive or other management fees in certain CLOs can typically satisfy criteria (ii).
Prior to the closing of the acquisition of TAMCO, it was established that TAMCO was the primary beneficiary of two CLOs that it managed as well as any subsequent CLOs that are established. As such, the financials statements of these CLOs are included in the consolidated financial statements of the Company. See Note 1.
The consolidation of the CLOs required the initial recognition of the assets and liabilities at fair value as of January 1, 2010. Since the assets are solely for the benefit of the beneficial interest holders (liability holders) and no residual value from their liquidation is available to TAMCO, the difference between the fair value of the assets of the CLOs and its liabilities upon consolidation have been reflected as appropriated retained earnings. Given the nature and activity of the CLOs, TAMCO has applied the investment company accounting guidance to the CLOs’ financial statements and as such, recognizes changes in fair value of the assets of the CLOs and accreted the fair value adjustment to the liabilities of the CLOs (recorded upon consolidation) in the consolidated statements of operations. A portion of the results of operations of the CLOs are reflected as net income (loss) attributable to subordinated noteholders and as an adjustment to the appropriated retained earnings as that pertains to the amount of subordinated interests of the CLOs not held by Tiptree.
Tiptree has an approximate 25% ownership interest in Operating Subsidiary as of September 30, 2013. Based on the VIE guidance in ASC Topic 810, Operating Subsidiary has been determined to be a VIE and Tiptree has been determined to be the primary beneficiary of Operating Subsidiary. TFP's approximate 75% non-controlling interest in Operating Subsidiary is reflected as such in the consolidated statements of operations.

(d)	Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. The estimates and assumptions most susceptible to change are the valuation of securities, loans, separate account assets, derivative positions, and acquired assets and liabilities. Although these and other estimates and assumptions are based on the best available estimates, actual results could differ materially from management’s estimates.

(e)	New accounting pronouncements
In June 2013, the FASB issued ASU No. 2013-08, Financial Services-Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements. This ASU introduces a new approach for assessing whether an entity is an investment company. To determine whether an entity is an investment company for accounting purposes, Tiptree will now be required to evaluate the fundamental and typical characteristics of the entity

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except shares and per share data)
September 30, 2013

including its purpose and design. The amendments in the ASU will be effective for Tiptree in the first quarter of 2014. Earlier application is prohibited. Management is evaluating the impact of adopting this ASU.

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force) (ASU 2013-11), which provides that a liability related to an unrecognized tax benefit would be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations in which a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of the jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit will be presented in the financial statements as a liability and will not be combined with deferred tax assets. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. ASU 2013-11 will be effective for the Company beginning in the first quarter of fiscal 2014. The Company is currently assessing the potential impact on its financial statements once it adopts this new guidance.

(f)	Cash and Cash Equivalents
The Company considers all highly liquid investments of sufficient credit quality with maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of U.S. denominated cash on hand and cash held in banks. The Company’s restricted cash primarily consists of cash held by its consolidated CLOs as well as cash that is collateral for any U.S. Treasury short positions held. The cash related to CLO's can only be utilized by the individual CLOs, and cannot be distributed and as such is not available to the Company for its use.

(g)	Fair Value Measurement
ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value, describes the framework for measuring fair value, and addresses fair value measurement disclosures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
ASC Topic 820 establishes a three‑level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels, from highest to lowest, are defined as follows:
•Level 1 – Unadjusted, quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
•    Level 2 – Significant inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly through corroboration with observable market data. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability.

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except shares and per share data)
September 30, 2013

The types of financial assets and liabilities carried at level 2 are valued based on one or more of the following:

a)	Quoted prices for similar assets or liabilities in active markets;

b)	Quoted prices for identical or similar assets or liabilities in nonactive markets;

c)	Pricing models whose inputs are observable for substantially the full term of the asset or liability;

d)	Pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the asset or liability.
•    Level 3 – Significant inputs that are unobservable inputs for the asset or liability, including the Company’s own data and assumptions that are used in pricing the asset or liability.
The availability of observable inputs can vary depending on the financial asset or liability and is affected by a wide variety of factors, including, for example, the type of product, whether the product is new, whether the product is traded on an active exchange or in the secondary market, and the current market conditions. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized within Level 3 of the fair value hierarchy. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and the consideration of factors specific to the asset. From time to time, the Company’s assets and liabilities will transfer between one level to another level. It is the Company’s policy to recognize transfers between different levels at the end of each reporting period.
The following is a description of the valuation methodologies used for financial assets and liabilities measured at fair value, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy. The Company’s fair value measurement is based on a market approach, which utilizes prices and other relevant information generated by market transactions involving identical or comparable financial instruments. Sources of inputs to the market approach include a third-party pricing services, independent broker quotations or pricing matrices. Management analyzes the third party valuation methodologies and its related inputs to perform assessments to determine the appropriate level within the fair value hierarchy and to assess reliability of values. Further, management has a process in place to review all changes in fair value from measurement period to measurement period. Any discrepancies or unusual observations are followed through to resolution through the source of the pricing as well as utilizing comparisons, if applicable, to alternate pricing sources.
The Company utilizes observable and unobservable inputs within its valuation methodologies. Observable inputs include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data. In addition, specific issuer

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except shares and per share data)
September 30, 2013

information and other market data is used. For broker quotes, quotes are obtained from sources recognized to be market participants. Unobservable inputs may include: expected cash flow streams, default rates, supply and demand considerations and market volatility.
Trading Securities: Trading securities consist primarily of privately held equity securities, exchange-traded equity securities, U.S. Treasury securities (USTs), CLOs, collateralized debt obligations (CDOs), asset backed securities (ABSs), loans, and tax exempt securities. The fair value of privately held equity securities are either based on quotes obtained from dealers or internally developed valuation models. Because significant inputs used to determine the dealer quotes or model values are not observable, such as projected future earnings and price volatility, the Company has classified them within Level 3 of the fair value hierarchy. Exchange-traded equity securities are valued based on quoted prices from the exchange. These securities are actively traded and valuation adjustments are not applied. Accordingly, they are categorized in Level 1 of the fair value hierarchy. USTs are actively traded and valuation adjustments are not applied. They are categorized in Level 1 of the fair value hierarchy. Positions in securitized products such as CLOs, CDOs, and ABSs are based on quotes obtained from dealers. When these quotes are based directly or indirectly on observable inputs such as quoted prices for similar assets exchanged in an active or inactive market, the Company has classified them within Level 2 of the fair value hierarchy. If these quotes are based on valuation models using unobservable inputs such as expected future cash flows, default rates, supply and demand considerations, and market volatility, the Company has classified them within Level 3 of the fair value hierarchy. The fair value of tax exempt securities is determined by obtaining quotes from independent pricing services. In most cases, quotes are obtained from two pricing services and the average of both quotes is used. The independent pricing services determine their quotes using observable inputs such as current interest rates, specific issuer information and other market data for such securities. Therefore, the estimate of fair value is subject to a high degree of variability based upon market conditions, the availability of issuer information and the assumptions made. The valuation inputs used to arrive at fair value for such debt obligations are generally classified within Level 2 or Level 3 of the fair value hierarchy.
Available for sale securities: Available for sale securities consist primarily of obligations of states and political subdivisions, USTs, certificates of deposit, ABSs, and corporate bonds. These securities will generally be classified within either Level 1 or Level 2 of the fair value hierarchy. The fair value of fixed maturity securities is based on estimated fair value obtained from an independent pricing service, where available. If listed prices or quotes are not available, fair value is based upon internally developed models that use primarily market‑based or independently sourced market parameters, including interest rate yield curves, option volatilities, and currency rates.
Derivative Assets and Liabilities: Derivative assets and liabilities are comprised of credit default swaps (CDS), and interest rate swaps (IRS). The fair value of derivative assets and liabilities is based upon valuation pricing models, which represent what the Company would expect to receive or pay at the balance sheet date if the contracts were canceled. In general, the fair value of CDSs are based on dealer quotes. Because significant inputs used to determine the dealer quotes are not observable, such as price volatility, the Company has classified them as Level 3. The fair value of IRS is determined by obtaining broker or counterparty quotes. Because there were observable inputs used to arrive at these quotes, the Company has classified the IRS within Level 2 of the fair value hierarchy.

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except shares and per share data)
September 30, 2013

Separate Account Assets: Separate account assets are primarily invested in alternative investments (which include investments in limited partnerships, private equity funds, hedge funds, and fund of funds), mutual funds, fixed maturity securities, and equity securities. The alternative investments are valued at estimated fair value with the assistance of the investment managers of the underlying alternative investments. Since the entities underlying these alternative investments are investment companies for accounting purposes, as a practical expedient, the Company utilizes the separate account’s proportionate interest in the fair value of the underlying net assets to determine the fair value of these investments. The fair value of the underlying net assets of each alternative investment is determined from financial information provided by the investment manager. These alternative investments are generally classified within Level 3 of the fair value hierarchy. Most hedge fund investments are classified as Level 3. However, some hedge fund investments with minimal liquidity restrictions such as no lockup period, redemption notification of 35 days or less, withdrawal frequency greater than annually, and withdrawal payouts within 30 days are classified within Level 2. Mutual funds and equity securities are exchange-traded and are valued based on quoted market prices from independent pricing services and are classified within Level 1 of the fair value hierarchy. U.S. Treasury securities are classified within Level 1 of the fair value hierarchy and all other fixed maturity securities are classified within Level 2.
Cash and Cash Equivalents – Unrestricted: The carrying amounts of cash and cash equivalents - unrestricted are carried at cost which approximates fair value.
Cash and Cash Equivalents – Restricted: The carrying amounts of cash and cash equivalents - restricted are carried at cost which approximates fair value.
Due from Brokers, Dealers, and Trustees and Due to Brokers, Dealers and Trustees: The carrying amounts of these assets and liabilities approximate their fair value due to their relatively short‑term nature.
Loans Owned, at Amortized Cost: The fair value of loans owned, at amortized cost is computed by discounting the expected future cash flows at market rates. Variable rate lines of credit outstanding are assumed to be at fair value.
Mortgage Notes Payable: The fair value of notes payable is determined based on contractual cash flows discounted at market rates.
Notes Payable: The fair value of notes payable is determined based on either dealer quotes or contractual cash flows discounted at market rates.
Policy Loans: The fair value of policy loans is deemed to be the carrying value, which is unpaid principal and accrued interest. Policy loans are not marketable instruments and can only be satisfied by the policy owner for the value carried.
For the nine month period ended September 30, 2013, $15,001 was transferred between Level 2 and Level 3. For the nine month period ended September 30 2012, $43,512 was transferred from Level 3 into Level 2. The majority of these amounts were due to CLOs, as quoted prices for these assets were obtained from active markets.

(h)	Investments

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except shares and per share data)
September 30, 2013

The Company records all security transactions on a trade‑date basis. Realized gains/(losses) are generally determined using the specific-identification method. ASC Topic 320, Investments – Debt and Equity Securities, requires the Company to classify its investment assets as trading, available for sale or held to maturity.

(i)	Trading Securities
Debt and equity securities classified as trading securities are intended to be sold at any time and are recorded at fair value, with unrealized gains/(losses) included in the consolidated statements of operations.

(j)	Available for Sale Securities
Debt securities classified as available for sale are intended to be held for indefinite periods of time and include those debt securities that management may sell as part of its asset/liability management strategy or in response to changes in interest rates, resultant prepayment risk or other factors. Debt securities held as available for sale securities are recorded at fair value, with unrealized gains/(losses), net of related tax effects, excluded from earnings and reported as other comprehensive income.
Realized gains/(losses) on the sale of debt securities are calculated by the specific-identification method. The Company regularly monitors the difference between cost and the estimated fair value of its available for sale securities, which involves uncertainty as to whether declines in value are temporary in nature. If the Company believes a decline in the value of a particular security is temporary, it records the decline as an unrealized loss in equity. If the decline is deemed to be other than temporary, the Company writes it down to the carrying value of the security and records an other‑than‑temporary impairment loss on its consolidated statements of operations, regardless of whether the Company continues to hold the security. Management’s assessment of a decline in value includes, among other things: (i) the duration of time and the relative magnitude to which fair value of the security has been below cost; (ii) the financial condition and near‑term prospects of the issuer of the investment; (iii) extraordinary events, including negative news releases and rating agency downgrades, with respect to the issuer of the investment; (iv) the Company’s ability and intent to hold an equity security for a period of time sufficient to allow for any anticipate recovery; (v) whether it is more likely than not that the Company will sell a security before recovery of its amortized cost basis. Further, for securities expected to be sold, an other‑than‑temporary impairment loss is recognized if the Company does not expect the fair value of a security to recover its cost prior to the expected date of sale. If that judgment changes in the future, the Company may ultimately record a realized loss after having originally concluded that the decline in value was temporary. Risks and uncertainties are inherent in the methodology the Company uses to assess other‑than‑temporary declines in value. Risks and uncertainties could include, but are not limited to, incorrect assumptions about financial condition, liquidity or future prospects, and unfavorable changes in economic and social conditions, interest rates or credit ratings.

(k)	Investments in Loans at Fair Value
The CLOs managed by the Company contain a diversified portfolio of middle market leveraged loans carried at estimated fair value. In general, the fair value of leveraged loans are obtained from an independent pricing service which provides secondary coverage of market participants.

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except shares and per share data)
September 30, 2013

The values represent a composite of mark-to-market bid/offer prices and are classified as Level 2. In certain instances the Company will make its own determination of fair value of leveraged loans based on internal models and other unobservable inputs and the Company classified these leveraged loans as Level 3. The changes in fair values of investments in loans are reported in the consolidated statements of operations.

(l)	Investments in Loans at Amortized Cost
Certain loans held for investment are held at amortized cost. The Company periodically reviews its loans for impairment. Impairment losses are taken for impaired loans based on the fair value of collateral on an individual loan basis. The fair value of the collateral may be determined by an evaluation of operating cash flow from the property during the projected holding period, and/or estimated sales value computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less selling costs. Whichever method is used, other factors considered relate to geographic trends and project diversification, the size of the portfolio and current economic conditions. When it is probable that the Company will be unable to collect all amounts contractually due, the loan would be considered impaired.
Interest income is generally recognized using the effective interest method or on a basis approximating a level rate of return over the term of the loan. Nonaccrual loans are those on which the accrual of interest has been suspended. Loans are placed on nonaccrual status and considered nonperforming when full payment of principal and interest is in doubt, or when principal or interest is 90 days or more past due and collateral, if any, is insufficient to cover principal and interest. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed against interest income. In addition, the amortization of net deferred loan fees is suspended. Interest income on nonaccrual loans may be recognized only to the extent it is received in cash. However, where there is doubt regarding the ultimate collectability of loan principal, cash receipts on such nonaccrual loans are applied to reduce the carrying value of such loans. Nonaccrual loans may be returned to accrual status when repayment is reasonably assured and there has been demonstrated performance under the terms of the loan or, if applicable, the restructured terms of such loan. The Company did not have any loans on nonaccrual status as of September 30, 2013 or December 31, 2012.

(m)	Derivative Financial Instruments
The Company recognizes all derivatives on the consolidated balance sheets at fair value. The Company has not designated any derivative transactions as accounting hedges, and consequently, has not applied hedge accounting treatment. The changes in the fair values of the derivative financial instruments are reported in the consolidated statements of operations.

(n)	Real Estate and Identifiable Intangible Assets
Real estate and identified intangible assets are carried at cost, net of accumulated depreciation and amortization. Betterments, major renewals and certain costs directly related to the acquisition, improvement and leasing of real estate are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is provided on a straight‑line basis over the assets’ estimated useful lives which range from 9 to 40 years. Amortization is provided on a straight-line basis over the life of the in-place leases.

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except shares and per share data)
September 30, 2013

Upon the acquisition of real estate, management will assess the fair value of acquired assets (including land, buildings and improvements, and identified intangible assets such as above and below market leases and acquired in‑place leases and customer relationships) and acquired liabilities and then allocate purchase price based on these assessments. Management assesses fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. Other intangible assets acquired include amounts for in-place lease values that are based on management’s evaluation of the specific characteristics of each property and the respective tenant’s lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods and market conditions. In estimating carrying costs, the Company includes estimates of lost rents at estimated market rates during the hypothetical expected lease-up periods, which are dependent on local market conditions and expected trends.
Real estate properties, including any related intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable in accordance with ASC 360, Impairment or Disposal of Long-Lived Assets. If such reviews indicate that the asset is impaired, the asset’s carrying amount is written down to its fair value. An impairment loss is measured based on the excess of the carrying amount over the fair value. The fair value is determined by using a discounted cash flow model and appropriate discount and capitalization rates. Estimates of future cash flows are based on a number of factors including historical operating results, leases in place, known trends, and market/economic conditions that may affect the property. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates, and capital requirements that could differ materially from actual results. If anticipated holdings periods change or estimated cash flows decline based on market conditions or otherwise, an impairment loss may be recognized. Long-lived assets to be disposed of are recorded at the lower of carrying value or fair value less estimated costs to sell. There were no material impairments on our wholly-owned real estate investments and intangibles for the three and nine month periods ended September 30, 2013 and 2012, except for the impairment on our investment in SMC as discussed in Note 9.
In addition, the Company also carries intangible assets, which represent insurance licensing agreements, insurance servicing agreement and leases in place. Management has deemed the insurance licensing agreements to have indefinite useful life and performs impairment tests on these assets at least annually. The Company recorded an intangible asset related to administration servicing rights acquired in connection with the acquisition of Hartford Life Private Placement LLC. This intangible asset is being amortized in relation to expected gross profits over the life of the serving rights. Annual impairment testing is performed on both the insurance servicing agreement and the leases in place. For the nine months ended September 30, 2013 and 2012, there was no impairment recognized on these assets.

(o)	Insurance Policies and Contracts Acquired
Insurance policies and contracts acquired is an intangible asset held by a subsidiary of the Company which reflects the estimated fair value of insurance policies and contracts in force at the time the subsidiary was acquired by the Company. The amount represents the portion of the

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except shares and per share data)
September 30, 2013

purchase price of the subsidiary that is allocated to the value of the right to received future cash flows from the policies and contracts. Insurance policies and contracts acquired is based on actuarially determined projections of premiums, future policy and contract charges, mortality, surrenders/withdrawals, separate account investment performance and operating expenses and is maintained by line of business. Actual experience may vary from these projections.
The Company amortizes insurance policies and contracts acquired over the estimated lives of the policies and contracts in proportion to actual and estimated future gross profits. Each reporting period, the Company updates the estimated gross profits with actual gross profits for the period. In addition, assumptions are reviewed and updated as necessary. Cumulative amortization is recalculated and adjusted by a cumulative charge or credit to current earnings. Estimated gross profits are regularly reviewed to determine the recoverability of insurance policies and contracts acquired.

(p)	Investments in Partially-Owned Entities
The Company invests in real estate‑related equity interests that allow it to participate in a percentage of the underlying property’s cash flows from operations and proceeds from a sale or refinancing. At the inception of the investment, it must be determined whether such investment should be accounted for as a loan, joint venture or as real estate. For the periods ended September 30, 2013, and December 31, 2012, the Company held three, real estate‑related investments and accounted for such investments under the equity method.
The Company assesses whether there are indicators that the value of its partially-owned entities may be impaired. An investment’s value is impaired if management determines that a decline in the value of the investment below its carrying value is other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the estimated value of the investment. For the nine month period ended September 30, 2013, the Company recognized a $40 other than temporary impairment on one of its investments. For the nine month period ended September 30, 2013, the Company did not recognize any impairment.

(q)	Deferred Policy Acquisition Costs
Policy acquisition costs for traditional life insurance products are generally deferred and amortized over the premium paying period of the policy. Deferred policy acquisition costs and policy initiation costs related to universal life and investment‑type products are amortized in relation to expected gross profits over the life of the policies.

(r)	Separate Accounts
Separate account assets and liabilities represent variable annuity and variable universal life contract funds invested primarily in private and public equity securities, fixed maturities and investment partnerships. The separate account assets and liabilities are reported at fair value in the consolidated financial statements.
The assets of the separate accounts are legally segregated and are not subject to the claims that arise out of any other business of the Company or its subsidiaries.

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except shares and per share data)
September 30, 2013

Investment income, gains and losses are accrued directly to the policyholders and are not included in the results of operations of the Company. Premiums and deposits received and payments made on the policyholder’s accumulated account value are excluded from the amounts reported in the consolidated statements of operations.

(s)	Future Policy Benefits and Policyholder Deposits
Future policy benefit reserves are determined using the net level premium method, which provides for benefits based upon estimated future investment yield, expected mortality and estimated policy lapses. Interest rate assumptions range from 3.0% to 6.0%. Mortality has been calculated principally on an experience multiple applied to select and ultimate tables in common usage in the insurance industry. Estimated policy lapses have been determined principally based upon historical experience. Future policy benefit reserves for universal life policies consist of premiums received plus credited interest less accumulated policyholder assessments. These items are included in policy liabilities in the Company's consolidated balance sheet.

(t)	Rental Revenue
The Company recognizes rental revenue in accordance with ASC 840, Leases (ASC 840). ASC 840 requires that revenue be recognized on a straight-line basis over the non-cancelable term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. Renewal options in leases with rental terms that are higher than those in the primary term are excluded from the calculation of straight line rent if the renewals are not reasonably assured. The Company commences rental revenue recognition when the tenant takes control of the leased space. The Company recognizes lease termination payments as a component of rental revenue in the period received, provided that there are no further obligations under the lease. Amortization expense of above-market leases reduces rental income on a straight-line basis over the non-cancelable term of the lease. Taxes, insurance and reserves collected from tenants are separately shown as reimbursable income and corresponding payments are included in reimbursed property expenses included as components of other income and other expenses respectively in the condensed consolidated financial statements of income.

(u)	Earnings Per Share
The Company presents both basic and diluted earnings per common share in its consolidated financial statements and footnotes thereto. Basic earnings per common share (Basic EPS) excludes dilution and is computed by dividing net income or loss allocable to common stock holders by the weighted average number of common shares, including vested restricted share units, outstanding for the period. Diluted earnings per common share (Diluted EPS) reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares where such exercise or conversion would result in a lower earnings per share amount.
The Company calculates EPS using the two‑class method, which is an earnings allocation formula that determines EPS for common shares and participating securities. Unvested share‑based payment awards that contain non-forfeitable rights to distributions or distribution equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS using the two‑class method. Accordingly, all earnings (distributed and

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except shares and per share data)
September 30, 2013

undistributed) are allocated to common shares and participating securities based on their respective rights to receive distributions.
See Note 22 for EPS computations.

(v)	Equity Based Compensation
The Company accounts for equity‑based compensation issued to nonemployees, directors, and affiliates of the Company using the current fair value based methodology.
The Company has determined that the measurement date for restricted shares and options awarded to nonemployees occurs when the restricted shares and options vest. The Company initially measures the cost of an award of restricted share units and options to nonemployees at the fair value of the restricted share units on the date awarded and subsequently measures the cost of the restricted shares and options at their fair value at each vesting and reporting date throughout the vesting period. The initial compensation cost and subsequent changes thereto are charged to expense over the vesting period with a corresponding credit to capital.

(w)	Income Taxes
Deferred tax assets and liabilities are determined using the asset and liability method. Under this method, deferred tax assets and liabilities are established for future tax consequences of temporary differences between the financial statement carrying amounts of assets and liabilities and their tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to reverse. A valuation allowance is established when necessary to reduce a deferred tax asset to the amount expected to be realized. The Company's subsidiaries PFG, Siena Capital Finance Acquisition Corp., MFCA Funding and Tamco Manager, Inc. file both state and federal returns. These U.S. federal and state income tax returns, when filed, will be subject to examination by the Internal Revenue Service and state departments of revenue. See Note 14.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its tax returns to determine whether the tax positions are “more likely than not” of being sustained by the applicable tax authority. The Company’s tax benefit or tax expense is adjusted accordingly for tax positions not deemed to meet the more likely than not threshold.

(x)	Administrative Fees Revenue and Expenses
The Company earns administrative fee revenue as a third party administrator for insurance contracts. The revenue is recorded as earned. The Company pays fees to a third party in conjunction with the administration of certain insurance contracts. The fees are recorded when incurred by the Company.

(y)	Premium and Fee Revenue and Related Expenses
Amounts assessed to the policyholders for mortality and expense charges, premium loads, charges for cost of insurance, and policy initiation fees are included in revenues. Death benefits and other benefits paid in excess of the policyholder’s accumulated account value are included in expenses. The Company recognizes premiums for life insurance products and other long‑duration life insurance products as revenue when due from policyholders. The Company

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except shares and per share data)
September 30, 2013

matches benefits, losses and related expenses with premiums over the related contract periods. These amounts are recorded as a component of fees of separate accounts and mortality expense respectively on the Company's condensed consolidated statements of income.

(z)	Reclassifications
Certain prior period amounts have been reclassified to conform to the current year presentation.

(3)	CLOs and Consolidated Variable Interest Entities
The term CLO generally refers to a special purpose vehicle that owns a portfolio of investments and issues various tranches of debt and subordinated note securities to finance the purchase of those investments. The investment activities of a CLO are governed by extensive investment guidelines, generally contained within a CLO’s “indenture” and other governing documents which limit, among other things, the CLO’s exposure to any single industry or obligor and provide that the CLO's assets satisfy certain ratings requirements. Most CLOs have a defined investment period during which they are allowed to make investments and reinvest capital as it becomes available.
CLOs typically issue multiple tranches of debt and subordinated note securities with varying ratings and levels of subordination to finance the purchase of investments. These securities receive interest and principal payments from the CLO in accordance with an agreed upon priority of payments, commonly referred to as a “waterfall.” The most senior notes, generally rated AAA/Aaa, commonly represent the majority of the total liabilities of the CLO. This tranche of notes is issued at a specified spread over LIBOR and normally has the first claim on the earnings of the CLO’s investments after payment of certain fees and expenses. The mezzanine tranches of rated notes generally have ratings ranging from AA/Aa to BB/Ba and also are usually issued at a specified spread over LIBOR with higher spreads paid on the tranches with lower ratings. Each tranche is typically only entitled to a share of the earnings of the CLO's investments if the required interest and principal payments have been made on the more senior tranches. The most junior tranche can take the form of either subordinated notes or preference shares and is referred to as the CLO’s “subordinated notes.” The subordinated notes generally do not have a stated coupon but are entitled to residual cash flows from the CLO's’ investments after all of the other tranches of notes and certain other fees and expenses are paid.
CLOs, which are designed to serve as investments for third party investors, generally have an investment manager that selects and actively manages the underlying assets to achieve target investment performance, including avoidance of loss. In exchange for these services, CLO managers typically receive three types of investment advisory fees: senior management fees, subordinated management fees and incentive fees. CLOs also generally appoint a trustee, custodian and collateral administrator, who are responsible for holding a CLO’s investments, collecting investment income and distributing that income in accordance with the waterfall. Telos Asset Management LLC (Telos), a subsidiary of the Company acquired in 2012, is a CLO manager of four CLOs; namely Telos CLO 2013-4, Ltd. (Telos 4), Telos CLO 2013-3, Ltd. (Telos 3), Telos CLO 2007‑2, Ltd. (Telos 2) and Telos CLO 2006-1, Ltd. (Telos 1). Prior to the acquisition of TAMCO, the Company did not consolidate the CLOs as it only held a residual interest in certain CLOs which were recorded at fair value. The Company met the requirement to consolidate when it acquired the management rights of the CLOs as well as any subsequent CLOs managed by TAMCO.

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except shares and per share data)
September 30, 2013

Although the Company consolidates all of the assets and liabilities of the CLOs, the maximum exposure to loss related to the CLOs is limited to the Company’s investments in the CLOs (accreted value of $38,049 as of September 30, 2013 and $6,819 as of December 31, 2012), the investment advisory fee receivables from the CLOs ($3,402 as of September 30, 2013 and $3,089 as of December 31, 2012), and any future investment advisory fees, all of which are eliminated upon consolidation.
The assets of each of the CLOs are held solely as collateral to satisfy the obligations of the CLOs. The Company does not own and has no right to the benefits from, nor does it bear the risks associated with, the assets held by the CLOs, beyond its direct investments in, and investment advisory fees generated from, the CLOs. If the Company were to liquidate, the assets of the CLOs would not be available to its general creditors, and as a result, the Company does not consider them assets available for the benefit of its investors. Additionally, the investors in the CLOs have no recourse to the Company’s general assets for the debt issued by the CLOs. Therefore, this debt is not the Company’s obligation. For this reason the difference between the fair value of the assets and liabilities at initial consolidation and subsequent results attributable to the VIE subordinated noteholders is reflected as appropriated retained earnings.
On August 6, 2013, Telos entered into a new $100,000 warehouse agreement with Telos 2013-5, Ltd. (Telos 5) that was amended on September 25, 2013 to increase the amount to $140,000. As of September 30, 2013, $128,467 is carried as investments in loans at fair value and $58,749 as loans payable on the consolidated balance sheet.
The table below represents the assets and liabilities of the consolidated CLOs that are included in the Company’s consolidated balance sheet as of the dates indicated:

	September 30, 2013	December 31, 2012
Assets:
Restricted cash	$115,129	$75,105
Investment in loans	1,334,310	741,743
Investment in trading securities	18,997	18,970
Due from brokers	9,280	9,034
Accrued interest receivable	4,347	6,660
Deferred debt issuance costs	9,574	—
Other assets	107	148
Total assets	$1,491,744	$851,660

Liabilities:
Notes payable	$1,191,623	$571,751
Due to brokers	51,156	43,396
Accrued interest payable	5,959	4,858
Other liabilities	2,193	305
Total liabilities	$1,250,931	$620,310

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except shares and per share data)
September 30, 2013

The following table represents revenue and expenses of the consolidated CLOs included in the Company’s consolidated statements of operations for the periods indicated:

	Nine months ended September 30, 2013	Nine months ended September 30, 2012	Three months ended September 30, 2013	Three months ended September 30, 2012
Income:
Realized gain (loss) trading securities	$—	$472	$—	$472
Realized gain (loss) loans	(16,550)	—	(10,385)	(930)
Unrealized gain (loss) loans	(2,071)	11,660	1,499	10,900
Interest income	52,096	38,288	20,142	13,362
Total income	$33,475	$50,420	$11,256	$23,804

Expenses:
Interest expense	$33,106	$23,758	$12,386	$5,910
Other expense	915	1,432	397	273
Total expense	$34,021	$25,190	$12,783	$6,183

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except shares and per share data)
September 30, 2013

(4)	Operating segment data
The Company has four reportable operating segments. The Company’s operating segments are organized in a manner that reflects how management views these strategic business units. A description of each of the reportable segment is as follows:

•
Insurance and Insurance Services operations are conducted by PFG, a majority owned subsidiary of Tiptree. PFG's operating subsidiaries consist of Philadelphia Financial Life Assurance Company (PFLAC), Philadelphia Financial Life Assurance Company of New York (PFLACNY), Philadelphia Financial Distribution Company (PFDC), Philadelphia Financial Administration Services Company (PFASC), and Philadelphia Financial Agency, Inc. (PFA). Philadelphia Financial’s principal insurance activity is the structuring, underwriting, marketing and reinsurance and administration of variable life insurance and variable annuity products to the high net worth market. Total separate account assets for policies written by PFG are $4,353. PFASC, a third-party administrator for insurance contracts, was acquired by Philadelphia Financial from The Hartford on July 13, 2012. PFASC administers approximately $35.0 billion in COLI and BOLI policies for The Hartford.

•
Specialty Finance activities are primarily conducted through the Company’s majority-controlled subsidiaries, MFCA and Siena. MFCA is a specialty finance company that owns and manages a portfolio of non-investment grade and non-rated direct and indirect debt obligations of middle-market tax-exempt borrowers. Siena's business consists of structuring asset-based loan facilities across diversified industries which include manufacturing, distribution, wholesale, and service companies. In addition to MFCA and Siena, Tiptree's other specialty finance investments include principal investment holdings of CLO subordinated notes and a structured corporate loan portfolio. Tiptree also holds a debt interest and a right to receive a controlling equity interest in Luxury Mortgage Corp. (Luxury), a residential mortgage lender that originates conforming FHA, prime jumbo and super jumbo mortgages for sale to institutional investors.

•
Asset Management activities are conducted through TAMCO, an SEC-registered investment advisor. TAMCO’s operating subsidiaries include: (1) Telos, an asset management company that specializes in investing in middle market corporate credit through managed accounts and structured investment vehicles, such as CLOs; (2) Muni Capital Management, LLC (MCM) which in addition to managing its own portfolio of tax-exempt securities, manages Non-Profit Preferred Funding Trust I (NPPF I), a structured tax-exempt pass-through entity that holds tax-exempt bonds for the benefit of unaffiliated investors; (3) Tiptree Capital Management, LLC, the manager of Operating Subsidiary; and (4) TREIT, a real estate focused service provider.

•
Real Estate primarily relates to the activities of Care Investment Trust LLC (Care LLC), a wholly-owned subsidiary of Tiptree which has a geographically diverse portfolio of senior housing properties including assisted-living, independent-living, memory care, skilled nursing and other healthcare‑related services in the U.S. Care LLC operates the business operated by Care Inc. prior to the Contribution Transactions (and this business as operated by Care Inc. and Care LLC is collectively referred to as Care). In addition, Tiptree holds a 17% interest in Star Asia Finance, Limited (SAF), a 27.6% interest in Star Asia Opportunity, LLC (SAO) and a 50% interest in Star Asia Opportunity II, LLC (SAO II). The Star Asia entities are all Tokyo based

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except shares and per share data)
September 30, 2013

real estate holding companies formed to invest in Asian properties and real estate related debt instruments.

The tabular information that follows shows the segment revenue, profit or loss, for each of the operating segments for the three and nine month periods ended September 30, 2013 and 2012 and total assets as of September 30, 2013 and December 30, 2012.
Revenue is derived from the main income components of each segment. For Insurance and Insurance Services, the main drivers of revenue are fees on separate account assets, and administration service fees. For Specialty Finance, the main sources of revenue are investment interest, dividend income, and realized and unrealized gains/losses on investment securities. For Asset Management, revenue is derived from management fees based on assets under management and, in some cases, incentive fees based on the profits generated. For Real Estate, revenue includes rental income and investment interest.
Intersegment revenues refers to those items of revenue which will be eliminated upon consolidation. Included in revenue, expense, interest revenue, interest expense, segment profit/(loss), and segment assets are items which are eliminated upon consolidation as well as adjustments for discontinued operations, reclassifications, consolidated CLOS and non-controlling interest. These items are classified as corporate eliminations and other in the tables below. In addition, interest revenue and interest expense are presented as a component of revenue and expense, respectively, in the tables below.

	Three months ended September 30, 2013
	Insurance and insurance services	Specialty finance	Asset management	Real estate	Corporate eliminations and other	Totals
Revenues	$17,393	$5,896	$85	$2,169	$15,586	$41,129
Intersegment revenues	2,148	3,075	3,901	(72)	(9,052)	—
Interest revenue	1,251	5,794	4	589	(3,722)	3,916
Expense	17,243	2,949	3,855	2,292	11,455	37,794
Interest expense	3,121	596	—	393	—	4,110
Segment profit/(loss)	$2,298	$3,529	$131	$1,522	$(5,650)	$1,830

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except shares and per share data)
September 30, 2013

	Three months ended September 30, 2012
	Insurance and insurance services	Specialty finance	Asset management	Real estate	Corporate eliminations and other	Totals
Revenues	$16,354	$6,626	$184	$4,008	$17,920	$45,092
Intersegment revenues	407	11,592	3,274	282	(15,555)	—
Interest revenue	1,121	4,684	—	200	(3,688)	2,317
Expense	16,002	1,206	3,461	4,186	2,710	27,565
Interest expense	2,840	431	—	1,565	(1,488)	3,348
Segment profit/(loss)	$760	$19,962	$(3)	$103	$(17,733)	$3,089

	Nine months ended September 30, 2013
	Insurance and insurance services	Specialty finance	Asset management	Real estate	Corporate eliminations and other	Totals
Revenues	$51,471	$17,249	$296	$26,749	$9,470	$105,235
Intersegment revenues	5,455	(1,223)	12,776	1,703	(18,711)	—
Interest revenue	3,658	16,729	4	1,500	(10,760)	11,131
Expense	51,090	7,208	11,293	13,517	22,698	105,806
Interest expense	9,383	1,660	—	3,755	(2,790)	12,008
Segment profit/(loss)	5,837	8,395	1,779	16,652	(26,100)	6,563
Segment assets	$4,680,970	$809,363	$7,400	$105,821	$1,000,679	$6,604,233

	Nine months ended September 30, 2012
	Insurance	Specialty finance	Asset management	Real estate	Corporate eliminations and other	Totals
Revenues	$29,116	$23,683	$1,025	$12,816	$30,052	$96,692
Intersegment revenues	(223)	12,783	12,289	333	(25,182)	—
Interest revenue	3,314	15,115	—	603	(11,534)	7,498
Expense	29,208	5,912	6,658	12,373	15,698	69,849
Interest expense	2,840	1,115	—	4,750	(4,289)	4,416
Segment profit/(loss)	(315)	42,162	6,656	777	(42,772)	6,508
Segment assets (as of December 31, 2012)	$4,354,945	$650,389	$4,262	$191,693	$332,513	$5,533,802

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except shares and per share data)
September 30, 2013

(5)	Available for Sale Securities
The amortized cost and fair values of available for sale securities held as of September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$11,970	$195	$(56)	$12,109
Corporate securities	5,390	78	(44)	5,424
Certificates of deposit	100	—	—	100
Asset-backed securities	86	2	—	88
	$17,546	$275	$(100)	$17,721

	December 31, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$8,731	$412	$(3)	$9,140
Obligations of states and political subdivisions	475	3	—	478
Corporate securities	6,076	206	(5)	6,277
Certificates of deposit	100	—	—	100
Asset-backed securities	311	5	(8)	308
	$15,693	$626	$(16)	$16,303

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except shares and per share data)
September 30, 2013

The following table summarizes the gross unrealized losses on available for sale securities in an unrealized loss position as of September 30, 2013 and December 31, 2012:

	September 30, 2013
	Less Than or Equal to One Year		More Than One Year
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$3,754	$(52)	$287	$(4)
Corporate securities	2,233	(44)	—	—
Asset-backed securities	—	—	2	—
Total	$5,987	$(96)	$289	$(4)

	December 31, 2012
	Less Than or Equal to One Year		More Than One Year
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$612	$(3)	$—	$—
Corporate securities	540	(3)	149	(2)
Asset-backed securities	—	—	194	(8)
Total	$1,152	$(6)	$343	$(10)
At September 30, 2013, the Company held two securities which were in an unrealized loss position for more than one year. The total unrealized losses on these securities were $4 and the fair value was $289. At December 31, 2012, the Company had three securities that were in an unrealized loss position for more than one year. The total unrealized losses on these securities were $10 and the fair value was $343. The unrealized losses were attributable to changes in interest rates and not credit-related issues. There have been no other‑than‑temporary impairments recorded by the Company in 2013 or 2012.
The amortized cost and fair values of investments of these debt securities at September 30, 2013, by contractual maturity date, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except shares and per share data)
September 30, 2013

	Amortized Cost	Fair Value
Due in one year or less	$403	$404
Due after one year through five years	11,190	11,287
Due after five years through ten years	5,287	5,352
Due after ten years through twenty years	580	590
Asset-backed securities	86	88
	$17,546	$17,721
Purchases of available for sale debt securities were $7,790 and $7,091 for the periods ended September 30, 2013 and 2012, respectively. Proceeds from maturities of available for sale debt securities were $470 and $724 for these same periods. Proceeds from sales of available for sale debt securities for the period ended September 30, 2013 were $5,411 with associated gains of $74. For the same period in 2012, proceeds from sales of available for sale debt securities were $10,934 with associated gains of $455.

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except shares and per share data)
September 30, 2013

(6)	Fair Value of Financial Instruments
The following tables show the fair values and carrying values of the Company’s financial assets and liabilities measured on a recurring basis and the associated fair value hierarchy amounts as of September 30, 2013 and December 31, 2012. Included are balances associated with the consolidated CLOs:

		September 30, 2013
Assets:	Quoted Prices in active markets Level 1	Other Significant Observable inputs Level 2	Significant unobservable inputs Level 3	Fair Value	Carrying Value
Trading securities:
Privately held equity securities (1)	$—	$—	$5,074	$5,074	$5,074
Tax exempt securities	—	33,880	298	34,178	34,178
CDO	—	—	820	820	820
CLO	—	—	721	721	721
Corporate bonds (2)	—	—	17,537	17,537	17,537
Total trading securities	—	33,880	24,450	58,330	58,330
Corporate loans (3)	—	1,462,777	—	1,462,777	1,462,777
Available for sale securities:
U.S. Treasury securities	7,872	—	—	7,872	7,872
Obligations of state and political subdivisions	—	4,237	—	4,237	4,237
Certificates of deposit	—	100	—	100	100
Corporate bonds	—	5,424	—	5,424	5,424
Asset-backed securities	—	88	—	88	88
Total available for sale securities	7,872	9,849	—	17,721	17,721
Derivative Assets:
CDS	—	—	2	2	2
Total Derivative Assets	$—	$—	$2	$2	$2

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except shares and per share data)
September 30, 2013

		September 30, 2013
	Quoted Prices in Active markets Level 1	Other Significant Level 2	Significant Unobservable inputs Level 3	Fair Value	Carrying Value
Separate Account Assets:
Cash	$4,039	$—	$—	$4,039	$4,039
Short-term investments	131,750	—	—	131,750	131,750
Debt Securities:
U.S. Treasury securities	13,706	—	—	13,706	13,706
U.S. government agencies	—	569	—	569	569
Municipal bonds	—	3,568	—	3,568	3,568
Asset-backed securities	—	8,170	—	8,170	8,170
Corporate bonds	—	13,230	—	13,230	13,230
Preferred stocks	25	—	—	25	25
Common stocks	107,587	—	—	107,587	107,587
Mutual funds	163,627	—	—	163,627	163,627
Real estate funds	—	—	2,593,508	2,593,508	2,593,508
Private equity	—	—	244	244	244
Hedge funds					—
Multi-strategy	—	63,996	672,564	736,560	736,560
Long/short	—	27,530	79,445	106,975	106,975
Fund of funds	—	1,514	188,626	190,140	190,140
Event driven	—	45,776	36,541	82,317	82,317
Long only	—	33,960	—	33,960	33,960
Global Macro	—	11,663	7,699	19,362	19,362
Fixed income arbitrage	—	—	4,917	4,917	4,917
Master limited partnerships	—	—	132,236	132,236	132,236
Fixed income (non-arbitrage)	—	1,155	5,536	6,691	6,691
Other	—	—	84	84	84
Other	—	225	—	225	225
Subtotal - separate account assets	420,734	211,356	3,721,400	4,353,490	4,353,490
Total assets	$428,606	$1,717,862	$3,745,852	$5,892,320	$5,892,320
Liabilities:
Debt Securities:
U.S. Treasury securities	$18,945	$—	$—	$18,945	$18,945
Derivative Liabilities:
Total liabilities	$18,945	$—	$—	$18,945	$18,945
(1) Includes $1,460 related to CLOs classified in Level 3.
(2) Includes $17,537 related to CLOs classified in Level 3.
(3) Includes $1,334,310 related to CLOs classified in Level 2.

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except shares and per share data)
September 30, 2013

		December 31, 2012
Assets:	Quoted Prices in active markets Level 1	Other Significant Observable inputs Level 2	Significant unobservable inputs Level 3	Fair Value	Carrying Value
Trading Securities:
Exchange-traded equity securities	$2,434	$—	$—	$2,434	$2,434
Privately held equity securities (1)	—	—	7,809	7,809	7,809
Tax exempt securities	—	50,784	264	51,048	51,048
CDO	—	—	650	650	650
CLO	—	—	525	525	525
Corporate bonds (2)	—	—	16,486	16,486	16,486
Total trading securities	2,434	50,784	25,734	78,952	78,952
Corporate loans (3)	—	756,311	5,855	762,166	762,166

Available for sale securities:
U.S. government obligations	—	3,851	—	3,851	3,851
U.S. Treasury securities	5,290	—	—	5,290	5,290
Obligations of state and political subdivisions	—	478	—	478	478
Certificates of deposit	—	100	—	100	100
Corporate bonds	—	6,277	—	6,277	6,277
Asset-backed securities	—	307	—	307	307
Total available for sale securities	5,290	11,013	—	16,303	16,303
Derivative Assets:	—	—	834	834	834
CDS	$—	$—	$834	$834	$834

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except shares and per share data)
September 30, 2013

		December 31, 2012
	Quoted Prices in Active markets Level 1	Other Significant Level 2	Significant Unobservable inputs Level 3	Fair Value	Carrying Value
Separate Account Assets:
Cash	$3,771	$—	$—	$3,771	$3,771
Short-term investments	87,409	—	—	87,409	87,409
Debt Securities:					—
U.S. Treasury securities	19,230	—	—	19,230	19,230
U.S. government agencies	—	1,625	—	1,625	1,625
Municipal bonds	—	3,034	—	3,034	3,034
Asset-backed securities	—	2,843	—	2,843	2,843
Corporate bonds	—	18,373	—	18,373	18,373
Preferred stocks	25	—	—	25	25
Common stocks	97,600	—	—	97,600	97,600
Mutual funds	146,860	—	—	146,860	146,860
Real estate funds	—	—	2,563,992	2,563,992	2,563,992
Private equity	—	—	251	251	251
Hedge funds
Multi-Strategy	—	58,580	617,979	676,559	676,559
Long/Short	—	32,665	75,640	108,305	108,305
Fund of Funds	—	1,347	123,793	125,140	125,140
Event Driven	—	40,907	29,230	70,137	70,137
Long only	—	31,825	—	31,825	31,825
Global Macro	—	11,562	7,374	18,936	18,936
Fixed Income Arbitrage	—	—	4,994	4,994	4,994
Master limited partnerships	—	—	42,501	42,501	42,501
Fixed Income (Non-Arbitrage)	—	5,013	4,700	9,713	9,713
Other	—	—	1,746	1,746	1,746
Other	—	184	—	184	184
Subtotal - separate account assets	354,895	207,958	3,472,200	4,035,053	4,035,053
Total assets	$362,619	$1,026,066	$3,504,623	$4,893,308	$4,893,308
Liabilities:
Debt Securities:
U.S. Treasury securities	$20,175	$—	$—	$20,175	$20,175
Derivative Liabilities:
IRS	—	3,172	—	3,172	3,172
Total liabilities	$20,175	$3,172	$—	$23,347	$23,347

(1) Includes $2,484 related to CLOs classified in Level 3.
(2) Includes $16,486 related to CLOs classified in Level 3.

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except shares and per share data)
September 30, 2013

(3) Includes $735,888 and $5,855 classified in Level 2 and Level 3, respectively, related to CLOs.

The following table represents additional information about assets that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value for the periods ending September 30, 2013 and September 30, 2012:

	Fair value measurement for the three and nine months ended September 30, 2013 using significant unobservable inputs Level 3	Fair value measurement for the three and nine months ended September 30, 2012 using significant unobservable inputs Level 3
Balance at December 31,	$3,504,625	$3,116,455
Net realized gains/(losses)	(1,570)	—
Net unrealized gains/(losses)	2,722	5,709
Purchases	180,124	331,983
Sales	(90,024)	(122,370)
Issuances	—	—
Settlements	(1,195)	—
Transfers into/(out of) Level 3, net	7,983	4,043
Attributable to policyowner	121,437	45,112
Balance at June 30,	$3,724,102	$3,380,932
Net realized gains/(losses)	(228)	811
Net unrealized gains/(losses)	(2,326)	4,205
Purchases	36,116	48,078
Sales	(64,356)	(108,081)
Issuances	214	—
Settlements	—	386
Transfers into/(out of) Level 3, net	(9,632)	(14,681)
Attributable to policyowner	61,961	92,447
Balance at September 30,	$3,745,851	$3,404,097
ASC Topic 820, as amended by ASU 2011-04, requires disclosure of quantitative information about the significant unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy. Disclosure of this information is not required in circumstances where a valuation (unadjusted) is obtained from a third-party pricing service and the information regarding the unobservable inputs is not reasonably available to the Company. As such, the disclosure provided below provides quantitative information only about the significant observable inputs used in the valuation of certain privately held securities, credit default assets and tax-exempt municipal securities.

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except shares and per share data)
September 30, 2013

Assets	Fair Value at September 30, 2013	Fair Value at December 31, 2012	Valuation Technique	Unobservable input(s)	September 30, 2013 Range (Weighted average)	December 31, 2012 Range (Weighted average)
Trading Securities:
Privately held equity securities	$—	$1,224	Discounted cash flow	Swap rate	—	0.239%-0.300& (0.270%)
				CMBS spread	—	34.50%
				Expected term	—	1.00-4.79 years (2.90 years)
				Expected quarterly cash flow streams	—	$52-$1,574 ($147)
Tax-exempt municipal	298	264	Discounted cash flow	Short and long term cash flows	.6294% - 33.73%	.8435%-37.469%
Derivative Assets:
CDS	—	834	Market comparable approach	Offered quote	—	88.28%-96.66% (93.71%)
Total	$298	$2,322

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except shares and per share data)
September 30, 2013

The following tables show the fair values and carrying values of the Company's financial assets and liabilities and the fair value hierarchy level(s) associated with these assets and liabilities as of September 30, 2013 and December 31, 2012 :

	September 30, 2013
	Level within Fair Value Hierarchy	Fair Value	Carrying Value
Assets:
Cash and cash equivalents-unrestricted	1	$123,721	$123,721
Cash and cash equivalents-restricted	1	34,210	34,210
Trading securities	1,2,3	39,333	39,333
Due from brokers, dealers, and trustees	1	247	247
Due from separate accounts	1	2,467	2,467
Investments in loans	2	128,467	128,467
Loans owned	2	41,397	32,443
Policy loans	3	104,875	104,875
Available for sale securities	1,2,3	17,721	17,721
Derivative assets-CDS	3	2	2
Separate account assets	1,2,3	4,353,490	4,353,490
Assets of consolidated CLOs	2,3	1,477,716	1,477,716

Total Assets		$6,323,646	$6,314,692

Liabilities:
Debt securities-U.S. Treasury securities	1	18,945	18,945
Mortgage notes payable	3	32,685	33,254
Loans payable	3	58,749	58,749
Notes payable	3	162,681	146,500
Separate account liabilities	1,2,3	4,353,490	4,353,490
Due to brokers, dealers and trustees	1	47,120	47,120
Liabilities of consolidated CLOs	2,3	1,393,604	1,250,931

Total Liabilities		$6,067,274	$5,908,989

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except shares and per share data)
September 30, 2013

	December 31, 2012
	Level within Fair Value Hierarchy	Fair Value	Carrying Value
Assets:
Cash and cash equivalents-unrestricted	1	$88,563	$88,563
Cash and cash equivalents-restricted	1	20,748	20,748
Trading securities	1,2,3	59,982	59,982
Due from brokers, dealers, and trustees	1	8,539	8,539
Due from separate accounts	1	2,128	2,128
Corporate loans	2	20,423	20,423
Loans owned	2	8,104	5,467
Policy loans	3	99,123	99,123
Available for sale securities	1,2,3	16,303	16,303
Derivative assets-CDS	3	834	834
Separate account assets	1,2,3	4,035,053	4,035,053
Assets of consolidated CLOs	2,3	844,852	844,852

Total Assets		$5,204,652	$5,202,015

Liabilities:
Debt securities-U.S. Treasury securities	1	$20,175	$20,175
Derivative liabilities-IRS	2	3,172	3,172
Mortgage notes payable	3	82,578	95,232
Notes payable	3	100,416	100,416
Separate account liabilities	1,2,3	4,035,053	4,035,053
Liabilities of consolidated CLOs	2,3	778,925	620,310

Total Liabilities		$5,020,319	$4,874,358

(7)	Derivative Financial Instruments
The Company utilizes derivative financial instruments as part of its overall investment activities. Investments in derivative contracts are subject to additional risk that can result in a loss of all or part of an investment. The Company’s derivative activities are primarily classified by underlying credit risk, interest rate risk, and equity price risk. In addition, the Company is also subject to additional counterparty risk should its counterparties fail to meet the contract terms.
Credit Default Swaps
Credit default swaps (CDS) are generally defined as over‑the‑counter contracts between a buyer and seller of protection against the risk of default on a set of obligations issued by a specified reference entity. The Company is exposed to credit risk when there is an unfavorable change in the value of investments as a result of adverse movements in the underlying credit spreads and enters into these contracts as a buyer of protection so as to minimize the credit risk exposure of its investment portfolio.

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except shares and per share data)
September 30, 2013

The Company has not entered into any new contracts during 2013, and is party to one contract with a notional amount of $4,272 as of September 30, 2013. The Company held three contracts each of which had a notional value of $5,000 as of December 31, 2012. Subsequent to year end, two of these contracts were closed out.
Interest Rate Swaps
The Company is exposed to interest rate risk when there is an unfavorable change in the value of investments as a result of adverse movements in the market interest rates. The Company enters into interest rate swaps to protect against such adverse movements in the interest rates.
Interest rate swaps are contracts whereby counterparties exchange different rates of interest on a specified notional amount for a specified period of time. The payment flows are usually netted against each other, with the difference being paid by one party to the other. The Company enters into these contracts so as to minimize the underlying interest rate exposure of the investment portfolio. The Company is required to post collateral for the benefit of the counterparty. This is included as a component of due from brokers, dealers, and trustees in the consolidated balance sheets.
As of June 24, 2013 the Company terminated its remaining interest rate swap contracts. The Company may enter into new interest rate swap contracts in the future.
The following tables identify the fair value amounts of the derivative instruments as of September 30, 2013 and December 31, 2012, which are included within the derivative financial instruments balances on the consolidated balance sheets, categorized by primary underlying risk:

September 30, 2013
Asset Derivatives
	Credit risk	Interest rate risk	Equity price risk	Total
Credit default swaps	$2	$—	$—	$2
Liability Derivatives
	Credit risk	Interest rate risk	Equity price risk	Total
Interest rate swaps	$—	$—	$—	$—

	December 31, 2012
	Asset Derivatives
	Credit risk	Interest rate risk	Equity price risk	Total
Credit default swaps	$834	$—	$—	$834
	Liability Derivatives
	Credit risk	Interest rate risk	Equity price risk	Total
Interest rate swaps	$—	$3,172	$—	$3,172

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except shares and per share data)
September 30, 2013

The following tables identify the unrealized gain/(loss) amounts included within the change in unrealized (depreciation)/appreciation – derivatives balance of the consolidated statements of operations, categorized by primary underlying risk, for the nine month periods ended September 30, 2013 and 2012:

Change in unrealized (depreciation)/appreciation - derivatives
	2013
	Credit risk	Interest rate risk	Equity price risk	Total
Credit default swaps	$(832)	$—	$—	$(832)
Interest rate swaps	—	3,169	—	3,169
Total	$(832)	$3,169	$—	$2,337

	2012
	Credit risk	Interest rate risk	Equity price risk	Total
Credit default swaps	$(852)	$—	$—	$(852)
Interest rate swaps	—	(519)	—	(519)
Total	$(852)	$(519)	$—	$(1,371)

(8)	Investments in Loans Held at Amortized Cost
The components of the Company’s loan portfolio were as follows:

	September 30, 2013	December 31, 2012
Commercial real estate	$22,280	$5,467
Asset backed	9,463	—
Other loans	700	—
Total loans, net	$32,443	$5,467
Total loans include net deferred loan origination fees of $356 at September 30, 2013. There were no such items recorded at December 31, 2012.
Commercial real estate - Westside
As of September 30, 2013 and December 31, 2012, the Company through its subsidiary, Care, had a loan investment that was secured by skilled nursing facilities, as well as collateral relating to assisted living facilities and a multifamily property. The properties securing the loan are all located in Louisiana. The loan investment was previously syndicated to three lenders (including the Company), each of which owned an approximate one-third interest in the loan at December 31, 2012. In March 2013, the Company purchased the remaining approximately two-thirds interest for $17,258.
Asset backed - Siena

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except shares and per share data)
September 30, 2013

Siena structures asset-based loan facilities in the $1,000 to $20,000 range across diversified industries which include manufacturing distribution, wholesale, and service companies. As of September 30, 2013, the Company carried $9,463 in loans receivable on its consolidated balance sheet which is net of a participated interest of $2,565. Collateral for asset-backed loan receivables as of September 30, 2013 consisted of inventory and accounts receivable.
As of September 30, 2013, there were no delinquencies in the Siena portfolio and all loans were classified as performing.
Other loans - Terraces loan
In August 2013, the Company, through indirect subsidiaries of Care, acquired two assisted living and memory care facilities located in upstate New York for an aggregate purchase price of $21,200 ( Terraces Portfolio). The properties are leased to affiliates of Premier Senior Living, LLC (Premier), a privately-held owner and operator of senior housing facilities pursuant to a triple net master lease (Premier Master Lease). In connection therewith, an indirect subsidiary of Care, made a loan to the lessees of the properties. The loan is secured by a pledge of outstanding equity interest in the lessees. Our cost basis in the loan at September 30, 2013 was approximately $700 which equals its carrying value.

(9)	Investments in Partially-Owned Entities
The following table summarizes the Company’s investments in partially-owned entities at September 30, 2013 and December 31, 2012:

Investment	September 30, 2013	December 31, 2012
Star Asia Opportunity, LLC	$17	$22
Star Asia Opportunity II, LLC	8,605	5,874
Senior Management Concepts Senior Living Portfolio	2,453	2,492
	$11,075	$8,388
Star Asia Opportunity, LLC
In August 2011, the Company acquired a 27.59% interest in Star Asia Opportunity, LLC (SAO). SAO initially held a portfolio of six Japanese commercial real estate properties. During 2012, these properties were sold and the Company received distributions of $4,982. The remaining residual interest in SAO is expected to be distributed in 2013 at which time SAO will be dissolved.
Star Asia Opportunity, LLC II
In September 2012, the Company made a $4,700 investment in Star Asia Opportunity II, LLC (SAO II), which represented a 20.33% ownership interest. SAO II was a newly formed single purpose LLC vehicle which directly held a Japanese real estate property as well as a CMBS position. Including the Company, SAO II had a total of four investors. On December 20, 2012, SAO II contributed its interest in these assets to Star Asia Japan Special Situations Sub (SAJSS Sub), a newly formed LP. At that time, two of the investors withdrew their membership interests in SAO II so as to retain their interest in SAJSS Sub through a newly formed entity, Star Asia Japan Special Situations LP (SAJSS). As a result of the departure of these two investors, the Company and the other remaining investor each held a 50% interest in SAO II. The Company and the remaining investor share control equitably with no

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except shares and per share data)
September 30, 2013

one party having more control or economic interest than the other party. As such, the Company accounts for this investment under the equity method.
Senior Management Concepts Senior Living Portfolio
The Company owns an investment in one  independent and assisted living facility located in Utah and operated by Senior Management Concepts, LLC (SMC), a privately held operator of senior housing facilities. Four  affiliates of SMC each entered into 15-year leases for the respective facilities that expire in 2022. The Company holds 100% of the preferred equity interests and 10% of the common equity interest in the property. This facility contains 120 senior living units of which one-half are assisted living and one-half are independent living. The property is subject to a lease which expires in 2022. For the nine month periods ended September 30, 2013 and 2012, the Company recognized approximately $250 and $243, respectively, in equity income from its interest in SMC. The Company recognized an impairment charge of approximately $40 for the three and nine month periods ended September 30, 2013.

(10)	Investment in Real Estate
Greenfield Senior Living, Inc.
In September, 2011, the Company acquired three assisted living and memory care facilities located in Virginia from affiliates of Greenfield Senior Living, Inc. (Greenfield). The aggregate purchase price for the three properties was $20,800. Concurrent with the acquisition, the properties were leased to three  wholly-owned affiliates of Greenfield, which are responsible for operating each of the properties pursuant to a triple net master lease. The initial term of the master lease is 12 years with two renewal options of 10 years each. Rent payments during the first year are approximately $1,661, with annual rental increases of 2.75% during the initial term of the lease. At the end of the initial term, Greenfield, subject to certain conditions, holds a one-time purchase option that provides the right to acquire all three of the properties at the then fair market value. Greenfield has guaranteed the obligations of the tenants under the master lease.
The Greenfield real estate assets consist of the following:

	September 30, 2013	December 31, 2012
Land	$5,600	$5,600
Buildings and Improvements	14,220	14,220
Less: Accumulated depreciation and amortization	(816)	(515)
Total real estate, net	$19,004	$19,305
Calamar Properties (Care Cal JV)
In February 2013, the Company acquired a 75% interest in Care Cal JV LLC, which through two subsidiaries owns what are referred to as the Calamar Properties. Affiliates of Calamar Enterprises, Inc. (Calamar), a full service real estate organization with construction, development, management, and finance and investment divisions, developed the properties and owns a 25% interest in Care Cal JV LLC. Simultaneously with the acquisition, the Company entered into a management agreement with a term of 10 years with affiliates of Calamar for the management of the properties. The Company receives a preference on interim cash flows and sales proceeds and Calamar's management fee is subordinate to such payments. The aggregate purchase price for the two

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except shares and per share data)
September 30, 2013

properties was $23,024, of which $18,307 was funded through the assumption of the loans with Liberty Bank and the balance with cash on hand. A joint venture agreement provides that the properties may be marketed for sale after a seven-year lockout subject to additional provisions. For the nine months ended September 30, 2013, revenue and net income from this acquisition were approximately$1,655 and $106 respectively.
The Calamar real estate assets, including personal property, consist of the following as of September 30, 2013:

Land	$840
Buildings and improvements	22,197
Less: accumulated depreciation and amortization	(404)
Total real estate, net	$22,633
Terraces Portfolio
The Terraces Portfolio is leased pursuant to a Master Lease to affiliates of Premier with an initial term of 12 years with two renewal options of five years each. Rent payments during the first year are approximately $1,732 representing an initial lease rate of approximately 8.17%, with annual rental increases of 2.75% during the initial term of the lease commencing on the third anniversary of the closing date. Premier guarantees the obligations of the tenants under the Premier Master Lease.

The Terraces Portfolio real estate assets consist of the following as of September 30, 2013:

Land	$803
Buildings and improvements	20,123
Less: accumulated depreciation and amortization	(71)
Total real estate, net	$20,855
Bickford Portfolio
On June 28, 2013, Care completed the sale of its membership interests in Care YBE Subsidiary LLC (Care YBE), which owns fourteen senior living facilities (Bickford Portfolio) to an affiliate of National Health Investors Inc. (Buyer). See Note 23 for discontinued operations disclosure. The Bickford Portfolio, developed and managed by affiliates of the Buyer, contained 643 units with five properties located in Iowa, five in Illinois, two in Nebraska and one in Indiana.

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except shares and per share data)
September 30, 2013

(11)	Identifiable Intangible Assets
The following table summarizes the Company’s identifiable intangible assets as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Insurance servicing agreement	$111,751	$111,750
Accumulated amortization	(554)	(139)
Software licensing	588	588
Accumulated amortization	(102)	—
Insurance licensing agreements	2,518	2,518
Leases in place (1)	1,254	7,673
Accumulated amortization (1)	(169)	(1,357)
Total	$115,286	$121,033

(1)
Reflects the reversal of above market leases due to the Bickford properties discontinued operations as of September 30, 2013 (see Notes 10 and 23). As of December 31, 2012, the total above market leases was $2,674.

(12)	Borrowings under Mortgage Notes Payable
The following table summarizes the Company’s outstanding mortgage notes as of September 30, 2013 and December 31, 2012:

	Interest Rate	Date of Mortgage Note	Maturity Date	September 30, 2013	December 31, 2012
Red Mortgage Capital, Inc (12 properties)	6.845%	June 2008	July 2015	$—	$71,978
Red Mortgage Capital, Inc (2 properties)	7.17%	September 2008	July 2015	—	7,332
KeyCorp Real Estate Capital Market (1)	4.76%	April 2012	May 2022	15,372	15,549
Liberty Bank (1 property) (2)	4.50%	January 2013	February 2020	7,618	—
Liberty Bank (1 property) (2)	4.00%	July 2012	August 2019	10,479	—
Subtotal				33,469	94,859
Unamortized premium				—	373
Unamortized discount				(215)	—
Total				$33,254	$95,232

(1)
On April 24, 2012, the Company refinanced a bridge loan for the Greenfield properties by entering into three separate non-recourse loans (each a Greenfield Loan and collectively the Greenfield Loans) with KeyCorp Real Estate Capital Markets, Inc. (KeyCorp) for an aggregate amount of approximately $15,680. The Greenfield Loans bear interest at a fixed rate of 4.76%, amortize over a 30-year period, provide for monthly interest and principal payments commencing on June 1, 2012 and mature on May 1, 2022. The Greenfield Loans are secured by separate cross-collateralized, cross-defaulted first priority deeds of trust on each of the Greenfield properties. The Greenfield Loans are non-recourse to the Company except for certain non-recourse carveouts (customary for transactions of this type), as provided in the related guaranty agreements for each Greenfield Loan. Each Greenfield Loan contains typical representations and covenants for loans of this type. A breach of the representations or covenants could result in a default under each of the Greenfield Loans, which would result in all amounts owing under each of the Greenfield Loans to become immediately due and payable since all of the Greenfield Loans are cross-defaulted.

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except shares and per share data)
September 30, 2013

In June 2012, KeyCorp sold each of the Greenfield Loans to Federal Home Loan Mortgage Corporation (Freddie Mac) under Freddie Mac’s Capital Markets Execution (CME) Program. As of September 30, 2013, the Company was in compliance with respect to all financial covenants related to the Greenfield Loans.

(2)
Effective February 2013, in connection with the acquisition of a 75% interest in Care Cal JV LLC by Care, the properties are encumbered by two separate loans from Liberty Bank with an aggregate balance of $18,097 as of September 30, 2013. Both of these loans amortize over a thirty year period at the fixed rates outlined in the table above. These loans are secured by separate first priority deeds of trust on each of the properties. Each of these loans contains typical representations and covenants for loans of this type. A breach of representations or covenants could result in a default under each of these loans, which would result in all amounts owing under the applicable loan to become immediately due and payable.

(13)	Notes Payable
The notes payable and borrowings of Tiptree's subsidiaries are discussed below:
PFG
In connection with the PFAS Transaction described in Note 1, PFG issued a note in July 2012 in the amount of $100,000 to a third party. The note bears an annual interest rate of 12.66% and provides for monthly interest and principal payments commencing on August 15, 2012, with final payment due on July 15, 2022. Common stock of Philadelphia Financial Administration Services Company, the borrower, serves as collateral for the note.
Operating Subsidiary
On December 28, 2012, Operating Subsidiary issued a note payable in the amount of $2,500 with an annual interest rate of 5%. This note was payment for 6.60% of the issued and outstanding Series A preferred stock and 8.80% of the issued and outstanding common shares of PFG. The term of this note is eighteen months commencing on December 28, 2012.
On September 18, 2013, Operating Subsidiary entered into a Credit Agreement with Fortress Credit Corp. (Fortress) and borrowed $50,000 thereunder. The Credit Agreement allows Operating Subsidiary to borrow additional amounts up to a maximum aggregate of $125,000, subject to satisfaction of certain customary conditions. The obligations of Operating Subsidiary under the Credit Agreement are secured by liens on substantially all of the assets of Operating Subsidiary. The principal of, and all accrued and unpaid interest on, all loans under the Credit Agreement become immediately due and payable on September 18, 2018. Loans under the Credit Agreement bear interest at a variable rate per annum equal to one-month LIBOR (with a minimum LIBOR rate of 1.25%), plus a margin of 6.50% per annum. The principal amounts of the loan is to be repaid in quarterly installments, the amount of which may be adjusted based on the Net Leverage Ratio (as defined in the Credit Agreement) at the end of each fiscal quarter.
As of September 30, 2013, the $50,000 borrowing was recorded as part of notes payable on the consolidated balance sheet of the Company. The company is obligated to pay interest on a monthly basis and has incurred interest expense of $130 for the nine month period ended September 30, 2013.
The Company capitalized approximately $2,308 of costs associated with transaction and is amortizing the costs ratably over the life of the facility. The Company recorded approximately $15 of expense for the nine month period ended September 30, 2013 relating to these capitalized costs.
Operating Subsidiary believes it was in compliance with all of the financial covenants contained in the Credit Agreement as of September 30, 2013.

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except shares and per share data)
September 30, 2013

The following table summarizes the balance and payment activity of the borrowings of the Company's subsidiaries:

Opening Balance on July 31, 2012	$100,000
Principal payments	(2,083)
Additional note December 28, 2012	2,500
Unpaid principal balance at December 31, 2012:	100,417
Principal payments	(3,917)
Credit Agreement September 18, 2013	50,000
Unpaid Principal balance at September 30, 2013	$146,500
Interest expense of $10,879 was incurred on the borrowings for the nine month period ended September 30, 2013.

Consolidated CLOs
The Company includes in its consolidated balance sheets, as part of liabilities of consolidated CLOs, the debt obligations used to finance the investment in corporate loans and other investments owned by the CLOs that it manages. The carrying amount of the notes represents the accreted value from the initial consolidation (at January 1, 2010 based upon fair values as of December 31, 2009 for Telos 1 and Telos 2 or note issuance date for Telos 3 and Telos 4) and is recognized through the measurement date using the effective interest method or a method that approximates the effective interest method.
The tables below summarize the debt obligations of the CLOs consolidated by the Company as of September 30, 2013 and December 31, 2012:

	September 30, 2013
	Aggregate Principal amount	Spread over three Months LIBOR	Unamortized Discount	Carrying Amount
Description
Telos 4 (maturity July 2024)
Class A	$214,000	1.30%	$984	$213,016
Class B	46,500	1.80%	2,111	44,389
Class C	29,000	2.75%	1,430	27,570
Class D	19,250	3.50%	1,592	17,658
Class E	16,000	5.00%	2,009	13,991
Class X	3,500	0.95%	—	3,500
Subordinated	10,700	N/A	527	10,173

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except shares and per share data)
September 30, 2013

Telos 3 (maturity October 2024)
Class A	225,000		1.42%	—	225,000
Class B	36,500		2.25%	—	36,500
Class C	26,500		3.00%	582	25,918
Class D	18,000		4.25%	837	17,163
Class E	15,000		5.50%	1,537	13,463
Class F	6,000		5.50%	756	5,244
Subordinated	29,000	(1)	N/A	1,364	27,636

Telos 2 (maturity April 2022)
Class A-1	241,000		0.26%	31,506	209,494
Class A-2	40,000		0.40%	8,941	31,059
Class B	27,500		0.55%	7,716	19,784
Class C	22,000		0.95%	9,668	12,332
Class D	22,000		2.20%	12,095	9,905
Class E	16,000		5.00%	13,210	2,790
Subordinated	2,000		N/A	1,670	330

Telos 1 (maturity October 2021)
Class A-1D	49,560		0.27%	6,328	43,232
Class A-1R	18,584		0.29%	2,374	16,210
Class A-1T	68,145		0.27%	8,697	59,448
Class A-2	60,000		0.40%	13,132	46,868
Class B	27,200		0.49%	7,467	19,733
Class C	22,000		0.85%	9,468	12,532
Class D	22,000		1.70%	11,763	10,237
Class E	16,000		4.25%	12,942	3,058
Subordinated	40,223		N/A	26,832	13,391
	$1,389,162			$197,538	$1,191,624

(1)	In addition to original amount of $24,000 reflects $5,000 issued by Telos 3 to a third party.

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except shares and per share data)
September 30, 2013

	December 31, 2012
	Aggregate Principal amount	Spread over three Months LIBOR	Unamortized Discount	Carrying Amount
Description
Telos 2 (maturity April 2022)
Class A-1	$241,000	0.26%	$33,980	$207,020
Class A-2	40,000	0.40%	9,592	30,408
Class B	27,500	0.55%	8,248	19,252
Class C	22,000	0.95%	10,223	11,777
Class D	22,000	2.20%	12,633	9,367
Class E	16,000	5.00%	13,340	2,660
Subordinated	2,000	N/A	1,719	281

Telos 1 (maturity October 2021)
Class A-1D	80,000	0.27%	11,097	68,903
Class A-1R	30,000	0.29%	4,163	25,837
Class A-1T	110,000	0.27%	15,258	94,742
Class A-2	60,000	0.40%	14,163	45,837
Class B	27,200	0.49%	8,026	19,174
Class C	22,000	0.85%	10,065	11,935
Class D	22,000	1.70%	12,371	9,629
Class E	16,000	4.25%	13,148	2,852
Subordinated	40,223	N/A	28,145	12,078
	$777,923		$206,171	$571,752

(14)	Income Taxes
Upon completion of the Contribution Transaction on July 1, 2013, and as a result of such transactions, Tiptree no longer qualified as a REIT as of the next testing date (September 30, 2013). As a result, Tiptree will no longer be eligible to deduct the amount of the distributions paid to shareholders and it takes on status as a C Corporation subject to the federal income tax on corporations. When a corporation loses its REIT status within a tax year, it becomes subject to the corporate income tax retroactively to the beginning of the tax year. As a result of treating the loss of REIT status for the Company effective as of January 1, 2013, prior period comparative amounts may not be comparable to the current period. The Company's income taxes payable as of September 30, 2013 are $2,561. The Company's tax expense consists of the following:

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except shares and per share data)
September 30, 2013

	Nine Months Ended September 30,
	2013	2012
Current tax expense:
Federal	$2,488	$434
State	1,339	105
	$3,827	$539
Deferred tax expense:
Federal	905	(530)
State	(183)	153
	722	(377)
Total income tax expense	$4,549	$162

As of September 30, 2013, an adjustment of $2,583 was made to the Company's deferred tax assets as a result of the Company no longer qualifying as a REIT as of September 30, 2013. The table below outlines the Company's net deferred tax asset as of the respective balance sheet dates:

	9/30/2013	12/31/2012
Net operating loss carryforward	$11,961	$10,061
Capital loss carryforward	7,780	7,771
Other	885	1,291
Total deferred tax assets	20,626	19,123
Valuation allowance	(9,032)	(8,344)
Total net deferred tax assets	11,594	10,779

Amortization/depreciation	6,407	5,104
Unrealized gain	111	291
Equity gain/loss	207	—
Distributions	34	—
Other	1	42
Total deferred tax liabilities	6,760	5,437
Net deferred tax asset	$4,834	$5,342

Separate returns are filed for each of the Company's subsidiaries that are required to file returns (PFG, Siena Capital Finance Acquisition Corp., MFCA Funding, and Tamco Manager Inc.). These subsidiaries file returns in various state jurisdictions, and as such may have state tax obligations. As needed, the Company will take all necessary steps to comply with any tax withholding requirements.

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except shares and per share data)
September 30, 2013

At September 30, 2013, the Company had non-life insurance net operating loss carry forwards for tax purposes of $11,915. The net operating losses may be carried forward to reduce taxable income through the years 2030 of $1,852, 2031 of $7,063, 2032 of $1,347, and 2033 of $1,653. Valuation allowances have been established for the following Company subsidiaries: PFG, Siena and MFCA. Management believes it is more likely than not that the remaining net operating loss carryovers will be utilized prior to their expiration dates, therefore no valuation allowance has been established for these amounts. At September 30, 2013, the Company had life insurance net operating loss carry forwards of $21,868. These net operating losses may be carried forward to reduce taxable income through the years 2025 of $2,653, 2026 of $17,315, 2027 of $346, and 2028 of $1,554. These life insurance net operating loss carryforwards cannot be consolidated until the expiration of the five year ownership period. This period will expire in 2016.

The Company has reported a loss before taxes from continuing operations for the nine months ended September 30, 2013 equal to $571, with associated income tax expense equal to $4,549. As a result, for the nine months ended September 30, 2013, the Company’s effective tax rate on income from continuing operations is equal to negative 797%, which does not bear a customary relationship to statutory income tax rates. Differences from the statutory income tax rates are primarily the result of (i) income and (loss) attributable to noncontrolling interests and to the VIE subordinated noteholders which do not result in income tax expense or (benefit) to the Company, (ii) the one-time effect of the Company’s change from nontaxable to taxable status which must be reported as part of the income tax provision on continuing operations, and (iii) the effect of changes in valuation allowance on net operating losses reported by Siena, MFCA and a portion of net operating losses reported by PFG. Prior periods do not have comparable effective tax rates as the Company, as a REIT, was not subject to income taxes.

The Company has reported net income available to common stockholders after the reduction for income attributable to noncontrolling interests and the VIE subordinated noteholders equal to $6,563, which included a reduction for income tax expense associated with income available to common stockholders equal to $1,550. The Company’s effective tax rate on income available to common stockholder is equal to approximately 19%. Differences from the statutory income tax rates are primarily the result of (i) the one-time effect of the Company’s change from nontaxable to taxable status which must be reported as part of the income tax provision on continuing operations, and (ii) the effect of changes in valuation allowance on net operating losses reported by Siena, MFCA and a portion of net operating losses reported by PFG. Prior periods do not have comparable effective tax rates as the Company, as a REIT, was not subject to income taxes.

The Company’s primary tax jurisdiction is the United States, which currently has a statutory income tax rate equal to 35%. The Company also operates in several state jurisdictions that have an average combined statutory rate equal to approximately 6%. Both the U.S. federal rate and the statutory rates are before the consideration of rate reconciling items.

As of September 30, 2013 and December 31, 2012, the Company had no material unrecognized tax benefits or accrued interest and penalties.  The Company’s policy is to account for interest as a

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except shares and per share data)
September 30, 2013

component of interest expense and penalties as a component of other expense.  Federal tax years 2009 through 2011 were open for examination as of September 30, 2013.

(15)	Separate Accounts
Information regarding the separate accounts as of and for the period ended September 30, 2013 and year ended December 31, 2012 is as follows:

	Nonguaranteed Separate Accounts
	September 30, 2013	December 31, 2012
Premiums, considerations or deposits	$240,965	$363,169
Reserves: For accounts with assets values at fair value	4,350,995	4,032,895
Total reserves	4,350,995	4,032,895

By withdrawal characteristics: Subject to discretionary withdrawal at fair value	4,350,995	4,032,895
Total reserves	$4,350,995	$4,032,895

(16)    Stockholders' Equity

On July 1, 2013, immediately prior to closing the Contribution Transactions, the Company filed the Fourth Articles of Amendment and Restatement with the Maryland Department of Assessments and Taxation in order to, among other things, rename its common stock as “Class A common stock”, with no change to the economic or voting rights of such stock and reclassify 50,000,000 authorized and unissued shares of its common stock as Class B common stock.
Tiptree's authorized capital stock consists of 100,000,000 shares of preferred stock, $0.001 par value, 200,000,000 shares of Class A common stock, $0.001 par value, and 50,000,000 shares of Class B common stock, $0.001 par value. As of September 30, 2013 and December 31, 2012, no shares of preferred stock were issued and outstanding. As of September 30, 2013 and December 31, 2012 there were 10,260,379 and 10,226,250 shares of Class A common stock issued and outstanding, respectively. As of September 30, 2013 and December 31, 2012, there were 30,968,877 and 0 shares of Class B common stock issued and outstanding, respectively.

All shares of our Class A common stock have equal rights as to earnings, assets, dividends and voting. Shares of Class B common stock have equal voting rights but no economic rights (including no right to receive dividends or other distributions upon liquidation, dissolution or otherwise). Distributions may be paid to holders of Class A common stock if, as and when duly authorized by our board of directors and declared out of assets legally available therefor.

Pursuant to Operating Subsidiary's limited liability operating agreement, at any time after July 1, 2014, TFP will have the right to redeem common units of Operating Subsidiary for an equal number of shares of Class A common stock of Tiptree (and an equal number of shares of Class B common stock held by TFP will be

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except shares and per share data)
September 30, 2013

canceled). Tiptree may instead, at is election, deliver a cash amount (or combination of cash and Class A common stock) based on the fair market value of the Class A common stock on the redemption date.

On July 1, 2013, in conjunction with the Contribution Transaction, Operating Subsidiary issued warrants to TFP, to purchase an aggregate of 2,098,500 common shares at an exercise price of $8.48 per common share and another warrant to purchase 1,510,920 common shares at an exercise price of $5.36 per common share. TFP paid $4,328 and $6,846 respectively for these warrants. These warrants were issued by Operating Subsidiary and are not a component of stockholders' equity of the Company.

For the nine months ended September 30, 2013, the Company declared and paid quarterly cash dividends of $0.135, $0.02 and $0.02 per common share totaling $1,803.

(17)	Stock Based Compensation
2007 Equity Plan
In June 2007, the Company adopted the Care Investment Trust Inc. Equity Plan (2007 Equity Plan), as amended in December 2011, which provides for the issuance of equity-based awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock awards and other awards based upon the Company's Class A common stock that may be made to directors and executive officers, employees and to the Company's advisors and consultants who are providing services to the Company as of the date of the grant of the award. Shares of common stock issued to the Company's independent directors in respect to their annual retainer fees are issued under this plan. During the nine month period ended September 30, 2013 the Company issued 4,360 immediately vested shares of common stock with an aggregate fair value of $30 to the Company's independent directors as part of their annual retainer.
The 2007 Equity Plan will automatically expire on the 10th anniversary of the date it was adopted. The Board of Directors may terminate, amend, modify or suspend the 2007 Equity Plan at any time, subject to stockholder approval in the case of certain amendments as required by law, regulation or stock exchange.
There are 700,000 common shares reserved for future issuances under the 2007 Equity Plan. As of September 30, 2013, 137,664 common shares remain for future issuance.
The following table summarizes changes to the issuances under the Company's 2007 Equity Plan for the periods indicated:

Number of shares
Unvested units as of December 31, 2011	100,153
Granted	33,600
Vested	—
Forfeited	(30,769)
Unvested units as of December 31, 2012	102,984
Granted	19,310
Vested	(37,485)
Forfeited	(4,728)
Unvested units as of September 30, 2013	80,081

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except shares and per share data)
September 30, 2013

Included in vested shares for 2013 are 7,414 shares surrendered to pay taxes on behalf of the employees with shares vesting.
Restricted share units
A holder of the restricted share units, as per the terms of the 2007 Equity Plan and 2013 Equity Plan, have all of the rights of a share holder, including the right to vote and receive distributions. The restricted share units shall vest and become nonforfeitable with respect to one‑third of Tiptree shares granted on each of the first, second, and third anniversaries of the date of the grant.
On August 8, 2013 the Company granted 19,310 shares to employees of the Company. These shares have a grant date fair value of $134 and will vest over a period of three years.
As of September 30, 2013, the total unrecognized compensation cost related to restricted units was $412, which is expected to be recognized as compensation expense over a weighted average period of 2.1 years.
Restricted unit expense was $241 and $113 for the nine month periods ended September 30, 2013 and 2012, respectively. These expenses are included within payroll expense in the consolidated statements of operations.
2013 Equity Plan
The Board adopted the Tiptree 2013 Omnibus Incentive Plan (2013 Equity Plan) on August 8, 2013. The general purpose of the 2013 Equity Plan is to attract, motivate and retain selected employees, consultants and directors for the Company, to provide them with incentives and rewards for superior performance and to better align their interests with the interests of the Company' stockholders. As of September 30, 2013, no awards had been granted under the 2013 Equity Plan. The number of shares of Tiptree's common stock available for award under the 2013 Equity Plan is 2,000,000 shares of Class A common stock. Unless otherwise extended by the Board, the 2013 Equity Plan terminates automatically on August 8, 2023, the tenth anniversary of its adoption by the Board.

Manager Equity Plan
In June 2007, the Company adopted the Care Investment Trust Inc. Manager Equity Plan, which provides for the issuance of equity-based awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock awards and other awards based on our common stock that may be made by the Company to its external advisors. The Manager Equity Plan will automatically expire on the 10th anniversary of the date it was adopted. There were 1,325,635 common shares reserved for future issuances under the Manager Equity Plan. As of September 30, 2013, 134,629 common shares remain available for future issuances. No shares have been issued since March 30, 2012 from this plan.
Philadelphia Financial Group, Inc.
On October 14, 2010 the PFG board of directors adopted the PFG Plan. A total of 546,136 shares of common stock of PFG were reserved and available for issuance under the PFG Plan. The number of shares of PFGI stock was increased to 583,300, during 2012. As of September 30, 2013, 564,092 shares have been granted to PFG employees.

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except shares and per share data)
September 30, 2013

Under the terms of the PFG Plan, the common stock shares shall vest and become nonforfeitable with respect to one-third of the shares initially granted on each of the first, second, and third anniversaries of the grant date. Grant dates were April 16, 2012, December 19, 2012 and March 8, 2013.
The company has determined that the measurement date for shares granted under the PFG Long-Term Incentive Plan awarded to employees occurs when the PFG common stock vests. The fair value of the unvested common stock granted is initially estimated based on the fair value of the individual assets and liabilities of PFG on the date of grant, and subsequently re-measured on each reporting date throughout the vesting period with changes in fair value during the requisite service period recognized as compensation cost through that period. The per unit fair value of unvested PFG common stock was $2.64 and $4.05 as of September 30, 2013 and December 31, 2012, respectively.
As of September 30, 2013 the total unrecognized compensation cost related to PFG common stock was $106, which is expected to be recognized as compensation expense over a weighted average period of 1.6 years. Total unrecognized compensation cost was $150 as of September 30, 2012.
Expense incurred for PFG stock issued under the plan for the three and nine month periods ended September 30, 2013, respectively, was $16 and $49. Expense incurred for the three and nine month periods ended September 30, 2012, respectively, was $15 and $27.

(18)	Related Party Transactions
(a) Tricadia Holdings, L.P.
On June 30, 2012, TAMCO, Tiptree and Tricadia entered into a Transition Services Agreement in connection with the internalization of the management of Tiptree. Pursuant to this agreement, Tricadia provides TAMCO and its affiliates, including Tiptree, with the services of designated officers as well as certain back office, administrative, information technology, insurance, legal and accounting services. The Company pays Tricadia specified prices per service.
(b) Mariner Investment Group LLC
TFP and BackOffice Services Group, Inc. (BOSG) entered into an Administrative Services Agreement on June 12, 2007 (Administrative Services Agreement), which was assigned to the Operating Subsidiary on July 1, 2013 in connection with the Contribution Transactions, under which BOSG provides the services of Patrick Huvane, our Chief Accounting Officer, and certain back office, administrative and accounting services to the Company. BOSG is an affiliate of Mariner Investment Group (Mariner). Under the Administrative Services Agreement, the Company pays BOSG a quarterly fee of 0.025% of the Company’s Net Assets, defined as the Company’s total assets less total liabilities, including accrued income and expense, calculated in accordance with GAAP. The Administrative Services Agreement has successive one year terms but may be terminated by the Company or BOSG upon 60 days prior notice.

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except shares and per share data)
September 30, 2013

(19)    Concentration of Credit Risk

(a)	Counterparties
The Company is subject to certain inherent credit risks arising from its transactions involving counterparties to CDS positions. As of September 30, 2013, the CDS position has a notional amount of $4,272 and a fair value of $2. The counterparty is Bank of America, N.A.
The Company’s policy is to monitor its market exposure and counterparty risk through the use of various credit exposure reporting and control procedures.

(b)	Transactions with Custodians and Trustees
Tiptree, TAMCO and Care maintain unrestricted cash and cash equivalents and certain financial positions in accounts held by J.P. Morgan Securities Inc., its custodian pursuant to a custodial agreement. MFCA held substantially all of its cash and cash equivalents with U.S. Bank. PFG held substantially all of its cash and cash equivalents with Wilmington Trust. If these and other agents do not fulfill their obligations, the Company may be exposed to risk. The risk of default depends on the creditworthiness of the agent. The Company limits its credit risk by selecting financial institutions considered to be highly creditworthy.

(20)	Reinsurance
PFG reinsures portions of its insurance risks with other insurers as is customary in the industry. The following table provides additional information on PFG’s direct and ceded business as of September 30, 2013 and December 31, 2012:

	Direct amount	Ceded to other companies	Net amount
September 30, 2013:
Life insurance in force	$4,753,786	$3,545,700	$1,208,086
Deposits	241,368	7,886	233,482

December 31, 2012:
Life insurance in force	$4,717,279	$3,587,345	$1,129,934
Deposits	342,244	10,537	331,707
On October 29, 1999 and immediately prior to the acquisition of AGL by PFG, AGL entered into two reinsurance agreements with a reinsurance company (the reinsurer). Under the first reinsurance agreement, the reinsurer assumed as direct obligations approximately 90% of AGL’s in force ordinary life and annuity business and 100% of AGL’s accident and health business.
Under the second reinsurance agreement effective October 29, 1999, the PFG reinsured all of its remaining in force ordinary life and annuity business to the reinsurer. The amount coinsured with the reinsurer is 100% of the policy obligations relating to the business. As of September 30, 2013 and December 31, 2012, ordinary life and annuity polices with reserves totaling $7,383 and $7,302,

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except shares and per share data)
September 30, 2013

respectively, were reinsured with the reinsurer. PFG also ceded reserves to other reinsurers of $1,696 and $1,500 at September 30, 2013 and December 31, 2012, respectively. At September 30, 2013 and December 2012, PFG ceded premiums of $7,886 and $10,537 respectively, to reinsurers and reported ceded death benefits of $0 and $2,385 for the nine month period ended September 30, 2013 and 2012, respectively.
Should any reinsurer be unable to fulfill its obligation at the time of a claim, the ultimate liability remains with PFG as primary insurer. PFG evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from activities or economic characteristics of the reinsurers in order to minimize exposure to significant loss from reinsurer insolvencies.

(21)	Commitments and Contingencies
Contractual Obligations
The table below summarizes The Company's contractual obligations as of September 30, 2013:

	2013	2014	2015	2016	2017	Thereafter	Total
Mortgage notes payable and related interest (1)	$516	$2,064	$2,064	$2,064	$2,064	$34,872	$43,644
Notes payable (2)	1,499	10,167	10,000	10,000	10,417	54,417	96,500
Notes payable CLOs (3)	—	—	—	—	—	1,389,162	1,389,162
Fortress Credit Agreement (4)	500	2,000	2,000	2,000	2,000	41,500	50,000
Operating lease obligations (5)	202	813	826	808	805	2,122	5,576
Total	$2,717	$15,044	$14,890	$14,872	$15,286	$1,522,073	$1,584,882

(1)	Mortgage notes payable include mortgage notes entered into by the Company in connection with its acquisition of several properties (see Note 12 “Borrowings under Mortgage Notes Payable”)

(2)	Note payable relates to PFG's acquisition of the administrative services rights from The Hartford and TFP payment for Series A preferred stock and common shares of PFG (See Note 13 ”Notes Payable”).

(3)	CLO notes payable principal is payable at stated maturity, 2021 for Telos 1, 2022 for Telos 2, 2024 for Telos 3 and 2024 for Telos 4.

(4)
On September 18, 2013 Operating Subsidiary entered into a Credit Agreement with Fortress and borrowed $50.0 million under the Credit Agreement. The Credit Agreement also includes an option for Operating Subsidiary to borrow additional amounts up to a maximum aggregate of $125 million, subject to satisfaction of certain customary conditions.

(5)
Minimum rental obligations for Care and PFG office leases. For the nine month periods ended September 30, 2013 and 2012, rent expense for the Company’s and PFG’s office leases were $1,169 and $728, respectively.

Litigation
Tiptree and its subsidiaries are parties to legal proceedings in the ordinary course of their business. Although Tiptree's legal and financial liability with respect to such proceedings cannot be estimated with certainty, Tiptree does not believe that these proceedings, either individually or in the aggregate, are likely to have a material adverse effect on Tiptree's financial position or results of operations.

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except shares and per share data)
September 30, 2013

(22)	Earnings Per Share
The Company calculates basic net income per common share based on the Company’s common stock outstanding as well as its unvested restricted share units. The unvested restricted share units are included because they are eligible to receive dividends. Diluted net income for the period takes into account the effect of dilutive instruments, such as any options on common shares, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of common shares outstanding. Diluted net income also includes the minimal dilutive impact of the 3,609,420 Operating Subsidiary warrants held by TFP as part of the Contribution Transactions as summarized in Note 1. Earnings per share data excludes Tiptree's Class B common stock, as the Class B common stock evidences a voting right without any economic interest.
The following table presents a reconciliation of basic and diluted net income per common share for the three and nine month periods ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(in thousands, except shares and per share data)
Basic:
Net income	$1,830	$3,089	$6,563	$6,508

Weighted average number of Class A common shares outstanding (basic)	10,246,176	10,217,648	10,243,893	10,206,020
Basic earnings per share	$0.18	$0.30	$0.64	$0.63
Diluted:
Net income	$1,806	$3,089	$6,543	$6,508

Weighted average number of common Class A shares outstanding	10,246,176	10,217,648	10,243,893	10,206,020
Effect of common stock equivalents:
Restricted stock units	25,361	19,864	22,271	19,734
Weighted average Class A common shares outstanding (diluted)	10,271,537	10,237,512	10,266,164	10,225,754
Diluted earnings per share	$0.18	$0.30	$0.64	$0.63

As of the three and nine month periods ending September 30, 2013 and 2012 there were no weighted average shares that were anti-dilutive.

(23)	Dispositions, Assets Held for Sale and Discontinued Operations
The Company has reclassified the income and expenses attributable to all properties sold prior to September 30, 2013 to discontinued operations. Expenses include an allocation of interest expense

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except shares and per share data)
September 30, 2013

based on property carrying values and cost of debt. The following illustrates the reclassification impact as a result of classifying properties as discontinued operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Rental income	$—	$3,013	$5,920	$9,073
Reimbursable income	—	332	655	951
Expenses:
Reimbursable expense	—	319	550	944
Interest expense	—	1,399	2,627	4,109
Other expenses	—	—	43	—
Depreciation and amortization	—	906	1,708	2,677
Income (loss) from discontinued operations, net	$—	$721	$1,647	$2,294

(24)	Accumulated Other Comprehensive Income
Activity in accumulated other comprehensive income/(loss) (AOCI), net of tax, for the nine month periods ended September 30, 2013 and 2012, was as follows:

	Unrealized gains/ (losses) on securities	Total
Balance at December 31, 2011	$374	$374
Period change	9	9
Balance at September 30, 2012	$383	$383

Balance at December 31, 2012	$311	$311
Other comprehensive income before reclassification	(69)	(69)
Amounts reclassified from AOCI	48	48
Period change	(21)	(21)
Balance at September 30, 2013	$290	$290

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(in thousands, except shares and per share data)
September 30, 2013

The following table presents the reclassification adjustments out of AOCI included in net income and the impacted line items on the income statement for the period ended September 30, 2013:

Components of AOCI	Amount reclassified from AOCI	Affected line item in statement where net income is presented
Unrealized gains/ (losses) on available for sale securities
	$74	Net realized gains - available for sale securities
	74	Net change before tax
	26	Tax expense
	$48	Net change after tax

(25)	Subsequent Events
The Company has evaluated events that have occurred from September 30, 2013 through November 14, 2013 (the date this Form 10-Q was filed), and except as already included in the notes to the consolidated financial statements, it has determined that no events have occurred that would require recognition or additional disclosures in these audited consolidated financial statements to prevent them from being misleading.
On November 7, 2013, the Company’s stockholders approved the 2013 Equity Plan. The 2013 Equity Plan authorizes the Company to provide equity-based compensation in the form of options, stock appreciation rights, restricted stock and restricted stock units, or RSUs, other share based awards and performance awards. Awards may be granted to employees, directors and consultants of the Company and its subsidiaries. The number of shares of common stock authorized for award under the 2013 Equity Plan is 2,000,000 shares of Class A common stock. The Company’s Compensation, Nominating and Governance Committee administers the 2013 Plan. As of November 14, 2013 no awards have been made under the 2013 Plan.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
Except for the historical information included and incorporated by reference in this Quarterly Report on Form 10-Q, the information included and incorporated by reference herein are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Forward-looking statements provide our current expectations or forecasts of future events and are not statements of historical fact. These forward-looking statements include information about possible or assumed future events, including, among other things, discussion and analysis of our future financial condition, results of operations and our strategic plans and objectives. When we use words such as “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” or similar expressions, we intend to identify forward-looking statements.

The forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, many of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecast in the forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to those described in the section entitled "Risk Factors" in this Quarterly Report on Form 10-Q.

The factors described therein are not necessarily all of the important factors that could cause actual results or developments to differ materially from those expressed in any of our forward-looking statements.  Other unknown or unpredictable factors also could affect our forward-looking statements. Consequently, our actual performance could be materially different from the results described or anticipated by our forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by the federal securities laws, we undertake no obligation to update any forward-looking statements.

Overview

Tiptree Financial Inc. ("Tiptree" or the "Company") is a diversified holding company which conducts its operations through its operating subsidiary Tiptree Operating Company, LLC ("Operating Subsidiary"). We operate in four segments:

•	insurance and insurance services,

•	specialty finance (including corporate, consumer and tax-exempt credit),

•	asset management, and

•	real estate.
Our insurance operations are conducted through a 93% ownership of Philadelphia Financial Group, Inc. (“Philadelphia Financial”), which develops and administers private placement insurance and annuities for high net worth and institutional clients. As of September 30, 2013, a subsidiary of PFG administered $35 billion of company owned and bank owned life insurance and the total separate account assets for policies written by Philadelphia Financial was $4.353 billion.
Our specialty finance operations include Muni Funding Company of America, LLC ("MFCA"), a wholly-owned tax-exempt specialty finance company, a 66.7% ownership interest in Siena Capital Finance LLC (“Siena”), a recently formed asset-based lender that offers asset-based loans to small and mid-sized U.S. businesses , and a debt interest and a right to receive a 67.5% controlling equity interest in Luxury Mortgage Corp. (“Luxury”), a residential mortgage lender that originates conforming Federal Housing Administration, prime jumbo and super jumbo mortgages for sale to institutional investors. As of September 30, 2013, MFCA's investments had an aggregate principal balance of $41.3 million and a fair value of $34.2 million.
Our asset management operations include Tiptree Asset Management Company, LLC ("TAMCO"), an SEC-registered investment adviser that, among other managerial and advisory entities, wholly-owns Telos Asset Management LLC (“Telos”), an asset manager focused on investing in corporate credit through managed accounts and structured investment vehicles, such as collateralized loan obligations ("CLOs"). As of September 30, 2013, Telos had approximately $1.5 billion of assets under management. Our asset management operations also include Muni Capital Management, LLC (“MCM”) which manages Non-Profit Preferred Funding Trust I (“NPPF I”), a structured tax-exempt pass-through entity that holds tax-exempt bonds for the benefit of its investors. Interests in NPPF I in the form of tranched trust certificates are held solely by third parties unaffiliated with Tiptree. As of September 30, 2013, the underlying tax-exempt bonds held by NPPF I had an aggregate principal balance of $228.9 million.
Our real estate operations include Care Investment Trust LLC ("Care LLC"), a wholly owed real estate investment company that invests in senior housing facilities, a 17.0% interest in Star Asia Finance, Limited ("SAF"), a 27.6% interest in Star Asia Opportunity, LLC ("SAO") and a 50% interest in Star Asia Opportunity II, LLC ("SAO II"). The Star Asia entities are all Tokyo based real estate holding companies formed to invest predominately in Asian properties and real estate related debt instruments. As of September 30, 2013, Care LLC had total assets of $97.2 million, including $62.5 million of real estate.
Tiptree intends to continue to invest in its existing businesses and to opportunistically acquire majority control of new businesses, both in existing financial service sectors and complementary sectors; make seed investments in funds or products managed by TAMCO; and make minority debt or equity investments similar to those investments that Tiptree has made in the past. Accordingly, changes in the mix of Tiptree’s businesses, assets and investments should be expected. Management intends to take a disciplined approach by focusing on investing for the long-term in stable, cash flow positive businesses.
For additional information about our operating segments, see Note 4 to the financial statements.

Recent Developments

The nine months ended September 30, 2013 have been a transformative period for Tiptree. The following highlights certain developments during this period, which are described in more detail elsewhere in this report.

•
Contribution Transactions. We completed a transaction we refer to as the Contribution Transactions, creating Tiptree's current capital and ownership structure on July 1, 2013. TFP and Care Inc. each contributed substantially all of their assets to Operating Subsidiary in exchange for ownership in Operating Subsidiary. Tiptree owns approximately 25% of, and is the sole managing member of, Operating Subsidiary. TFP owns approximately 75% of Operating Subsidiary and all of Tiptree's Class B common stock, which has voting but not economic rights See Notes 1 and 16 to the financial statements for further details.

•
Acquisitions and dispositions. We sold our membership interests in an entity that owned fourteen senior living facilities, which we refer to as the Bickford Portfolio, on June 28, 2013 for net cash of $44 million and a net gain of approximately $15.5 million. We purchased an aggregate of approximately 66.7% of the voting equity interests of Siena for an aggregate of $10 million in two stages on April 2013 and July 2013. A capital contribution by another investor in Siena diluted our interest in Siena to approximately 62% in October 2013. We entered into a definitive agreement to make a $5 million loan to Luxury on April 2013. Half of the loan has been funded and the remainder will be funded upon regulatory approval and other closing conditions, whereupon we will receive approximately 67.5% of Luxury's common stock.

•
Asset Management Activity. Telos CLO 2013-3, Ltd. ("Telos 3") and Telos CLO 2013-4, Ltd. ("Telos 4") became effective on June 5, 2013 and October 23, 2013, respectively. In anticipation of issuing CLO notes for Telos CLO 2013-5, Ltd. ("Telos 5"), Telos entered into a $100 million warehouse credit agreement on August 6, 2013, which was increased to $140 million on September 25, 2013.

•
Debt Financing. Operating Subsidiary borrowed $50 million under a Credit Agreement entered into with Fortress Credit Corp. ("Fortress") on September 18, 2013. The Credit Agreement includes an option for Operating Subsidiary to borrow an additional $125 million, subject to satisfaction of certain customary conditions.

•
Equity Activity. Our Class A common stock has been trading on the Nasdaq Capital Market under the symbol “TIPT” since August 9, 2013. A registration statement facilitating public resales of approximately 7.2 million shares of our Class A common stock owned by TFP prior to the Contribution Transactions became effective on October 18, 2013.

Results of Consolidated Operations
The results presented in the tables below are the consolidated results of Tiptree, which include its majority-owned subsidiaries, Philadelphia Financial, Care, MFCA, Siena, and TAMCO, as well as its principal investments. Due to acquisitions during the periods discussed below, it may be difficult to compare Tiptree’s results of operations from period to period as a result of purchase accounting adjustments, which only reflect the financial results from an acquisition from that point forward.

The Contribution Transactions were accounted for as a combination of entities under common control. As a result, the comparative financial information has been retrospectively adjusted to furnish comparative combined financial information from August 2010 (the date of common control). The application of this “as-if pooling of interests” required the previously issued consolidated financial statements of Tiptree to be recast to reflect such activity.
The acquisition of TAMCO was accounted for as an "as if pooling transaction" and, as a result, the consolidated results of operations for all periods presented have been retroactively restated as if TAMCO was part of the consolidated group as of January 1, 2010.

Furthermore, Care Inc. was organized and operated in a manner that enabled it to qualify as a REIT for U.S. federal income tax purposes. As a result of the Contribution Transactions, Tiptree will not qualify to be taxed as a REIT for U.S. federal income tax purposes, effective January 1, 2013, due to the nature of the assets and the businesses previously conducted by TFP and now conducted by Tiptree. Tiptree, therefore, will be subject to U.S. federal and state corporate income tax, including any applicable alternative income tax, on its taxable income at corporate rates beginning with its 2013 corporate tax year and will not be able to deduct distributions to Tiptree’s stockholders when computing its taxable income.
Tiptree Selected Consolidated Financial Data
Summary Consolidated Statements of Operations (unaudited in thousands):

	Three month period ended September 30, 2013	Three month period ended September 30, 2012	Nine month period ended September 30, 2013	Nine month period ended September 30, 2012
Revenues:
Net realized (losses) gains and change in unrealized appreciation (depreciation) on investments:
Net realized gains (losses)	$669	$620	$(770)	$926
Change in unrealized appreciation	5,314	1,816	4,227	9,186
Net realized and unrealized gains	5,983	2,436	3,457	10,112
Investment income:
Interest income	3,916	2,317	11,131	7,498
Separate account and administrative service fees	18,286	15,372	53,192	25,119
Rental revenue	1,363	429	3,279	1,254
Income attributable to consolidated CLOs	11,256	23,804	33,475	50,420
Other income	325	734	701	2,289
Total investment income	35,146	42,656	101,778	86,580
Total net realized and unrealized gains and investment income	41,129	45,092	105,235	96,692
Expenses:
Interest expense	4,110	3,348	12,008	4,416
Payroll expense	8,741	7,448	26,277	12,746
Professional fees	2,252	4,755	6,204	9,179
Change in future policy benefits	1,189	1,047	3,502	3,042
Mortality expenses	2,633	2,542	7,885	7,338
Commission expense	631	496	1,805	1,489
Depreciation and amortization expenses	1,215	593	3,382	1,527

	Three month period ended September 30, 2013	Three month period ended September 30, 2012		Nine month period ended September 30, 2013	Nine month period ended September 30, 2012
Expenses attributable to the consolidated CLOs	12,783	6,183		34,021	25,190
Other expenses	4,240	1,153		10,722	4,922
Total expenses	37,794	27,565		105,806	69,849
Income before taxes from continuing operations	3,335	17,527		(571)	26,843
Provision for income taxes	1,434	735		4,549	162
Income from continuing operations	1,901	16,792		(5,120)	26,681
Discontinued operations:
Gain on sale of Bickford portfolio, net	—	—		15,463	—
Income from discontinued operations, net	—	721		1,647	2,294
Provision for income taxes	—	—	—	—	—
Discontinued Operations, net	—	721		17,110	2,294
Net income	1,901	17,513		11,990	28,975
Less net income attributable to the noncontrolling interest	7,008	9,485		21,185	19,652
Less net (loss) income attributable to the VIE subordinated noteholders	(6,937)	4,939		(15,758)	2,815
Net income available to common stockholders	$1,830	$3,089		$6,563	$6,508

SEGMENT REPORTING (unaudited, in thousands)
Tiptree has four reportable operating segments: insurance and insurance services, specialty finance, asset management and real estate (see note 4 of the consolidated financial statements for a more detailed description of our segments). Tiptree’s operating segments are organized in a manner that reflects how management views these strategic business units.
Although Tiptree, as required under GAAP, consolidates all of the assets and liabilities of the Tiptree VIE CLOs, the maximum exposure to loss related to the CLOs is limited to Tiptree’s investments in the VIE CLOs ($38.0 million accreted value as of September 30, 2013), the investment advisory fee receivables from the Tiptree VIE CLOs ($3.4 million as of September 30, 2013), and any future investment advisory fees, all of which are eliminated upon consolidation. This consolidation with respect to the VIEs, significantly impacts Tiptree’s consolidated financial statements.
Intersegment revenues refers to those items of revenue which will be eliminated upon consolidation. Included in revenue, expense, interest revenue, interest expense, segment profit/(loss), and segment assets are items which are eliminated upon consolidation as well as adjustments for discontinued operations, reclassifications, consolidated CLOs and non-controlling interest. These items are classified as corporate eliminations and other in the tables below. In addition, interest revenue and interest expense are presented as a component of revenue and expense, respectively, in the tables below.

Three months ended September 30, 2013

	Insurance and insurance services	Specialty finance	Asset management	Real estate	Corporate eliminations and other	Totals
Revenues	$17,393	$5,896	$85	$2,169	$15,586	$41,129
Intersegment revenues	2,148	3,075	3,901	(72)	(9,052)	—
Interest revenue	1,251	5,794	4	589	(3,722)	3,916
Expense	17,243	2,949	3,855	2,292	11,455	37,794
Interest expense	3,121	596	—	393	—	4,110
Segment profit/loss	$2,298	$3,529	$131	$1,522	$(5,650)	$1,830

Three months ended September 30, 2012

	Insurance and insurance services	Specialty finance	Asset management	Real estate	Corporate eliminations and other	Totals
Revenues	$16,354	$6,626	$184	$4,008	17,920	$45,092
Intersegment revenues	407	11,592	3,274	282	(15,555)	—
Interest revenue	1,121	4,684	—	200	(3,688)	2,317
Expense	16,002	1,206	3,461	4,186	2,710	27,565
Interest expense	2,840	431	—	1,565	(1,488)	3,348
Segment profit/loss	$760	$19,962	$(3)	$103	$(17,733)	$3,089

Nine months ended September 30, 2013

	Insurance and insurance services	Specialty finance	Asset management	Real estate	Corporate eliminations and other	Totals
Revenues	$51,471	$17,249	$296	$26,749	$9,470	$105,235
Intersegment revenues	5,455	(1,223)	12,776	1,703	(18,711)	—
Interest revenue	3,658	16,729	4	1,500	(10,760)	11,131
Expense	51,090	7,208	11,293	13,517	22,698	105,806
Interest expense	9,383	1,660	—	3,755	(2,790)	12,008
Segment profit/loss	5,837	8,395	1,779	16,652	(26,100)	6,563
Segment assets	$4,680,970	$809,363	$7,400	$105,821	$1,000,679	$6,604,233

Nine months ended September 30, 2012

	Insurance and insurance services	Specialty finance	Asset management	Real Estate	Corporate eliminations and other	Totals
Revenues	$29,116	$23,683	$1,025	$12,816	$30,052	$96,692
Intersegment revenues	(223)	12,783	12,289	333	(25,182)	—
Interest revenue	3,314	15,115	—	603	(11,534)	7,498
Expense	29,208	5,912	6,658	12,373	15,698	69,849
Interest expense	2,840	1,115	—	4,750	(4,289)	4,416
Segment profit/loss	(315)	42,162	6,656	777	(42,772)	6,508
Segment assets (as of December 31, 2012)	$4,354,945	$650,389	$4,262	$191,693	$332,513	$5,533,802

Three months ended September 30, 2013 compared to three months ended September 30, 2012
Revenues — Realized and Unrealized Gains and Investment Income
Realized and unrealized gains and investment income for the three months ended September 30, 2013 were $41.1 million, compared to $45.1 million for the three months ended September 30, 2012, a decrease of $4.0 million or 8.8%. This decrease was due to a decrease in investment income of $7.5 million and an increase in realized and unrealized gains of $3.5 million.

Realized and Unrealized Gains
Realized and unrealized gains increased by $3.5 million or 146% in the three months ended September 30, 2013 over the three months ended September 30, 2012. This increase was due to a $1.5 million appreciation in trading securities, principally MFCA's tax exempt portfolio, as well as a $1.5 million increase in the investment in SAO II.
Interest Income
Interest income on loan and security portfolios increased $1.6 million or 69% for the three months ended September 30, 2013 compared to the three months ended September 30, 2012, primarily due to income from warehouse credit agreements in the three months ended September 30, 2013 in connection with the formation of Telos 3 and Telos 4 which did not occur in 2012 and additional interest income from real estate operations in 2013 compared to 2012.
Separate account and administrative service fees
Fees on separate accounts for the three months ended September 30, 2013 from Philadelphia Financial were $18.3 million, compared to $15.4 million for the three months ended September 30, 2012, an increase of 19%. This increase was primarily due to the acquisition of administrative services rights from The Hartford Financial Services Group, Inc. ("The Hartford") by Philadelphia Financial in July 2012 (the "PFAS Transaction") and the resulting administrative fees.
Rental Revenues
Rental revenues for the three months ended September 30, 2013 from Care LLC were $1.4 million, an increase of $0.9 million or 225% over the three months ended September 30, 2012 levels due to Care LLC’s acquisition of the Calamar properties in February 2013. See net income available to common stockholders below regarding discontinued operations.

Expenses
Total expenses for the three months ended September 30, 2013 were $37.8 million, compared to $27.6 million for the three months ended September 30, 2012, an increase of $10.2 million, or 37%, over the prior year. The increase was primarily due to an increase of $6.6 million in interest and management fees attributable to Telos 3 and Telos 4 in the three months ended September 30, 2013 which did not occur in 2012. Payroll expense increased $1.3 million, or 17%, primarily due to the PFAS Transaction in July 2012. The other expense category increased $3.3 million primarily due to the PFAS Transaction and inclusion of Siena.
Net income attributable to the noncontrolling interest and VIE subordinated noteholders
Net income attributable to the noncontrolling interest and VIEs represents the portion of net income generated by consolidated entities that are not attributable to Tiptree’s ownership interest in those entities. In the instance where Tiptree majority owned subsidiaries have losses, noncontrolling interest is additive to the Company's financial results. Net income attributable to the noncontrolling interest and VIE subordinated noteholders was a loss of less than $0.1 million for the three months ended September 30, 2013 compared to income of $14.4 million for the three months ended September 30, 2012. This change was primarily due to the unrealized loss in the assets of the CLOs in the three months ended September, 30, 2013 as a result of declines in market prices.
Net income available to common stockholders
Net income available to common stockholders for the three months ended September 30, 2013 was $1.8 million, a decline of $1.3 million, or 42%, compared to net income of $3.1 million for the three months ended September 30, 2012. The lower levels in 2013 were primarily due to lower revenues and increased expenses for the three months ended September 30, 2013 as compared to the corresponding period in the prior year. The lower revenues were due in part to the sale of the Bickford Portfolio in 2013. Income from discontinued operations of $0.7 million consists of amounts relating to the Bickford Portfolio for the three months ended September 30, 2012. Excluding this amount, net income available to common stockholders declined $0.5 million for the period ended September 30, 2013 compared to the corresponding period in the prior year.

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012
Revenues— Realized and Unrealized Gains and Investment Income
Realized and unrealized gains and investment income for the nine months ended September 30, 2013 were $105.2 million, compared to $96.7 million for the nine months ended September 30, 2012, an increase of $8.5 million or 9%. This increase was due to a increase in investment income of $15.2 million and a decrease in realized and unrealized gains of $6.6 million.

Realized and Unrealized Gains and Losses
Realized and unrealized gains decreased by $6.6 million, or 66%, in the nine months ended September 30, 2013 over 2012 levels. This decrease was primarily due to a $10.7 million decline in unrealized fair market value on the trading securities, principally MFCA's tax exempt portfolio, in the nine months ended September 30,2013, as market values for these assets deteriorated. These losses were partially offset by a $3.7 million change in unrealized gain related to derivatives.
Interest Income
Interest income on loan and security portfolios increased $3.6 million, or 48%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, primarily due to to income from warehouse credit agreements in the three months ended September 30, 2013 in connection with the formation of Telos 3 and Telos 4 which did not occur in 2012 and additional interest income from real estate operations in 2013 compared to 2012.
Separate account and administrative service fees
Fees on separate accounts for the nine months ended September 30, 2013 from Philadelphia Financial were $53.2 million, compared to $25.1 million for the nine months ended September 30, 2012, an increase of 112%. This increase was due to the PFAS Transaction in 2012.

Rental Revenues
Rental revenues for the nine months ended September 30, 2013 from Care LLC were $3.3 million, an increase over the nine months ended September 30, 2012 of $1.3 million, or 161%, due to Care LLC’s acquisition of the Calamar properties in February 2013.
Expenses
Total expenses for the nine months ended September 30, 2013 were $105.8 million, compared to $69.8 million for the nine months ended September 30, 2012, an increase of $36.0 million, or 52%, over the prior year. The primary drivers of this increase were $7.6 million of increased interest expense on notes payable, a $13.5 million increase in payroll expense due to the acquisition of administrative services rights from The Hartford and an $8.8 million increase in the expenses attributable to the consolidated CLOs. The increase in the expense was largely due to expenses attributable to the addition of Telos 3 and Telos 4 which did not occur in 2012. These increases were offset in part by a decline of approximately $3.0 million in professional and other expenses, $2.1 million of which related to the acquisition of TAMCO in June 2012.
Net income attributable to the noncontrolling interest and VIE subordinated noteholders
Net income attributable to the noncontrolling interest and VIEs represents the portion of net income generated by consolidated entities that are not attributable to Tiptree’s ownership interest in those entities. In the instance where Tiptree majority owned subsidiaries have losses, noncontrolling interest is additive to our financial results. Net income attributable to the noncontrolling interest and VIE subordinated noteholders declined by $17.0 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Net loss attributable to the noncontrolling interest and VIEs for 2013 was $5.3 million, compared to a net income gain of $22.5 million for 2012.
Net income available to common stockholders
Net income available to common stockholders for the nine months ended September 30, 2013 was $6.6 million, an increase of $0.1 million, or 2%, compared to net income of $6.5 million for the nine months ended September 30, 2012. The increase in 2013 was primarily due the sale of the Bickford portfolio in June 2013 and an increase in separate account fees, offset in part by a higher expense base.
Balance Sheet Information - September 30, 2013 compared to December 31, 2012
Tiptree’s total assets increased by $1.1 billion, or 19%, at September 30, 2013 compared to year end December 31, 2012. This increase was driven primarily by an increase in separate account assets of $318.4 million from Philadelphia Financial as well as an increase of $640.1 million due to the increased assets of the consolidated CLOs related to the addition of Telos 3 and Telos 4 in 2013.
Total liabilities increased 21% since year end primarily due to an increase in separate account liabilities of $318.4 million and an increase in liabilities of consolidated CLOs of $630.6 million (consisting primarily of notes payable from Telos 3 and Telos 4). Total stockholders' equity of Tiptree increased $20.2 million, or 3.8%, for the period ended September 30, 2013 over year end 2012 levels primarily due to an increase in retained earnings.
Segment Results - Three months ended September 30, 2013 compared to September 30, 2012

Insurance and Insurance Services Operations
Total revenues for insurance operations for the three months ended September 30, 2013 were $19.5 million, compared to $16.8 million for the three months ended September 30, 2012, an increase of $2.7 million, or 16%. This increase was primarily the result of administrative service fees from the PFAS Transaction in July 2012.
Total expenses for insurance operations for the three months ended September 30, 2013 were $17.2 million, compared to $16.0 million for the three months ended September 30, 2012, an increase of $1.2 million, or 8%. This increase was primarily the result of a full three months of expenses associated with the PFAS Transaction in 2013 as compared to 2012.
Total operating profit for insurance operations for the three months ended September 30, 2013 was $2.3 million, compared to $0.8 million for the three months ended September 30, 2012, an increase of $1.5 million, or 188%. This increase was primarily the result of the additional profit from the PFAS Transaction, which offset an increase in expenses.
Specialty Finance Operations
Total revenues for specialty finance operations for the three months ended September 30, 2013 were $9.0 million, compared to $18.2 million for the three months ended September 30, 2012, a decrease of $9.2 million, or 50%. This decrease was primarily driven by a decline of $13.8 million in the underlying market value of our investment in subsidiaries which are eliminated in consolidation. This decline was partially offset by an increase in the CLO investment income of $5.8 million due to the revenue from Telos 1 and Telos 2 and the additional positions in Telos 3 and Telos 4.
Total expenses for specialty finance operations for the three months ended September 30, 2013 were $2.9 million, compared to $1.2 million for the three months ended September 30, 2012, an increase of $1.7 million, or 142%. The increase was primarily the result of the inclusion of Siena in results for 2013.
Total operating profit for specialty finance operations for the three months ended September 30, 2013 was $3.5 million, compared to a profit of $20.0 million for the three months ended September 30, 2012, a decrease of $16.5 million, or

82%. This decrease was driven by the decline in the underlying value of our investment in subsidiaries which are eliminated in consolidation.
Asset Management Operations
Total revenues for asset management were $ 4.0 million for the three months ended September 30, 2013, relatively flat when compared to $3.5 million for the three months ended September 30, 2012. The higher revenue was attributable to the addition of Telos 3 and Telos 4 and the associated management fees.
Total expense for asset management was $3.9 million for the three months ended September 30, 2013 compared to $3.5 for the three months ended September 30, 2012. This increase of $0.4 million was attributable to the additional payroll expense in 2013 resulting from additional employees.
Total operating profit for asset management was $0.1 million in the three months ended September 30, 2013 compared to a loss of less than $0.1 million in the three months ended September 30, 2012. Total operating profit remained relatively flat n the three months ended September 30, 2013 compared to the corresponding period in the prior year.
Real Estate Operations
Total revenues for real estate operations for the three months ended September 30, 2013 were $2.1 million, compared to $4.3 million for the three months ended September 30, 2012. A decrease of $2.2 million, or 51%. The decrease was primarily due to the sale of the Bickford Portfolio.
Total expenses for real estate operations for the three months ended September 30, 2013 were $2.3 million, compared to $4.2 million for the three months ended September 30, 2012. This decrease of $1.9 million was primarily due to decreased expenses from the sale of the Bickford Portfolio.
Total operating profit for real estate operations for the three months ended September 30, 2013 was $1.5 million, compared to a profit of $0.1 million in the three months ended September 30, 2012, an increase of $1.4 million, or 1,400%. The equity gain in SAO II of $1.6 million was the primary driver of this increase.
Segment Results- Nine months ended September 30, 2013 compared to September 30, 2012
Insurance and Insurance Services Operations
Total revenues for insurance operations for the nine months ended September 30, 2013 were $56.9 million, compared to $28.9 million for the nine months ended September 30, 2012, an increase of $28.0 million, or 97%. This increase was primarily the result of the PFAS Transaction in July 2012.
Total expenses for insurance operations for the nine months ended September 30, 2013 were $51.1 million, compared to $29.2 million for the nine months ended September 30, 2012, an increase of $21.9 million, or 75%. This increase was primarily the result of the interest expense on notes payable entered into July 2012 as well as an increase in operating expense associated with the PFAS Transaction.
Total operating profit for insurance operations for the nine months ended September 30, 2013 was $5.8 million, compared to an operating loss of $0.3 million for the nine months ended September 30, 2012, an increase of $6.1 million. This increase was primarily the result of the additional profit from the the PFAS Transaction, which offset the related increase in expenses.
Specialty Finance Operations
Total revenues for specialty finance operations for the nine months ended September 30, 2013 were $16.0 million, compared to $36.5 million for the nine months ended September 30, 2012, a decrease of $20.5 million, or 56%. This decrease was a result of decline of $21.9 million in the underlying value of our investment in subsidiaries which are eliminated in consolidation. This decline was offset by an increase in CLO investment income of $2.6 million due to additional positions in Telos 3 and Telos 4.

Total expenses for specialty finance operations for the nine months ended September 30, 2013 were $7.2 million, compared to $5.9 million for the nine months ended September 30, 2012, an increase of $1.3 million, or 22%. The increase was primarily the result of the consolidation of Siena in results for 2013.
Total operating profit for specialty finance operations for the nine months ended September 30, 2013 was $8.4 million, compared $42.2 million for the nine months ended September 30, 2012, a decrease of $33.8 million, or 80%. This decrease was primarily driven by the decline in the underlying value of our investment in subsidiaries which are eliminated in consolidation.
Asset Management Operations
Total revenues from asset management for the nine months ended September 30, 2013 was $13.1 million and was relatively flat compared to $13.3 million for the nine months ended September 30, 2012.
Total expenses for asset management were $11.3 million for the nine months ended September 30, 2013 compared to $6.7 million in the nine months ended September 30, 2012. This increase of $4.6 million or 69% was attributed to the increase in payroll expense of the management subsidiaries resulting from additional employees.
Total operating profit for asset management was $1.8 million in the nine months ended September 30, 2013 compared to $6.7 million in the nine months ended September 30, 2012. This decrease of $4.9 million was primarily due to the increase in payroll expense.
Real Estate Operations
Total revenues for real estate operations for the nine months ended September 30, 2013 were $28.5 million, compared to $13.1 million for the nine months ended September 30, 2012. This increase of $15.4 million, or 118%, was primarily attributable to the sale of the Bickford Portfolio in 2013.
Total expenses for real estate operations for the nine months ended September 30, 2013 were $13.5 million, compared to $12.4 million for the nine months ended September 30, 2012. This increase of $1.1 million, was primarily attributable to a $1.5 million increase in incentive fee expense triggered by the sale of the Bickford Portfolio.
Total operating profit for real estate operations for 2013 was $16.7 million, compared to $0.8 million in 2012. This increase was the result of the sale of the Bickford portfolio in 2013.

Economic Net Income
Economic Net Income (“ENI”) is a non-GAAP financial measure of profitability which Tiptree uses to measure the performance of its core business. Management believes that ENI reflects the nature and substance of the economic results of Tiptree’s businesses. Management also uses ENI as a measurement for determining incentive compensation. In addition to the other adjustments indicated in the table below, ENI includes the following adjustments: (i) adjustment to results from real estate to eliminate non-cash items similar to adjusted funds from operations ("AFFO") which is a non-GAAP financial measure widely used in the real estate industry, (ii) in our insurance segment, adjustment for fair value on available for sale securities, which is a non-GAAP measure frequently used throughout the insurance industry, and (iii) in our specialty finance segment, VIEs are shown as if not consolidated. Reconciliation of ENI to the most comparable GAAP measure is presented below.
ENI as used by Tiptree may not be comparable to similar measures presented by other companies as it is a non-GAAP financial measure that is not based on a comprehensive set of accounting rules or principles and therefore may be defined differently by other companies. ENI should be considered in addition to, not as a substitute for, financial measures determined in accordance with GAAP. The following is a reconciliation of GAAP Net Income attributable to Tiptree to ENI for the nine month periods ended September 30, 2013 and 2012 (in thousands):

	Nine month period ended September 30, 2013	Nine month period ended September 30, 2012
GAAP Net Income of Tiptree	$6,563	$6,508
Plus: Tax provision attributable to Tiptree	567	—
Plus: Portion of NCI held by TFP	21,589	19,611
GAAP net income of Operating Subsidiary	$28,719	$26,119

Adjustments:
Adjustments to results from real estate operations (1)	(3,758)	2,121
Effect of change in majority ownership of subsidiaries (2)	(1,673)	460
Fair value adjustments to carrying value (3)	939	6,385
Reversal of VIEs net losses (gains) attributable to TFP (4)	6,231	(3,726)
Reversal of TAMCO net gains for periods prior to acquisition of TAMCO (5)	—	(6,560)
TFP convertible preferred reclass of distributions to expense (6)	(1,747)	(1,978)
Foreign exchange reserve (7)	1,174	—
Amortization of start-up expenses (8)	—	(119)
Economic Net Income of Operating Subsidiary	29,885	22,702
Less: Economic net income attributable to TFP	22,450	17,052
Economic Net Income of Tiptree before tax provision	7,435	5,650
Less: Tax provision attributable to Tiptree	567	—
Economic Net Income of Tiptree	$6,868	$5,650

(1)
Adjustments to results from real estate operations includes the effects of straight lining lease revenue, expenses associated with depreciation and amortization, certain transaction expenses, non-cash equity compensation expenses, other non-cash charges, and incentive compensation adjustments for unconsolidated partnerships and joint ventures.

(2)
Effect of change in majority ownership of subsidiaries is the dilutive effect of Care Inc.’s issuance of shares related to the Contribution Transactions and stock-based compensation, the effect of Tiptree's increased ownership of Philadelphia Financial due to accretion of preferred shares, and the increase in ownership of Siena.

(3)	Adjustment is to account at fair value the CLO subordinated notes held by Tiptree and PFG’s available-for-sale securities. Fair values are obtained from an independent third party pricing source.

(4)	Reversal of VIEs net losses/(gains) attributable to Tiptree (see reconciliation table below in thousands):

	Nine month period ended September 30, 2013 TFI pro rata portion
	Tiptree pro rata portion of Net Income	Net Income (net of 1% NCI)	Tiptree’s ownership %
Telos 1	$(18,262)	$(18,079)	7.11%
Telos 2	(5,977)	(5,917)	95.45%
Telos 3	1,441	1,427	19.79%
Telos 4	563	557	71.08%
Total	$(22,235)	$(22,012)

	Nine month period ended September 30, 2012 TFI pro rata portion
	Tiptree pro rata portion of Net Income	Net Income (net of 1% NCI)	Tiptree’s ownership %
Telos 1	$2,849	$2,821	7.11%
Telos 2	3,731	3,694	95.45%
Total	$6,580	$6,515

(5)
The purchase of TAMCO on June 30, 2012 was accounted for as a combination of entities under common control. As a result, the assets and liabilities of TAMCO were presented as if TAMCO had been consolidated by Tiptree on January 1, 2010. For non-controlling interest, we are reversing the effect of this recasting of financial information for prior periods.

(6)
Convertible preferred distribution reclassified as expense for purposes of ENI so as to reflect a cost of capital charge for outstanding convertible preferred. This class automatically converted to common shares effective July 1, 2013.

(7)	Reflects the timing difference on the recognition of yen exposure GAAP versus ENI.

(8)	Amortization of expenses associated with the start-up of Tiptree in 2007. The amortization period ended on June 30, 2012.

Economic Net Income Components
The following table details the individual revenue and expense components of the non-GAAP measure ENI for the periods indicated (in thousands):

	Nine month period ended September 30, 2013	Nine month period ended September 30, 2012
Revenues:
Interest income	$408	$396
Dividend/distribution income	15,653	15,430
Realized gains (losses)	(1,015)	414
Unrealized gains	20,273	16,589
Management fee income	12,281	3,351
Total revenues	$47,600	$36,180
Expenses:
Compensation expense	9,839	3,096
Distribution expense (convertible preferred)	1,747	1,979
Interest expense	1,496	933
Professional fees and other	4,633	3,081
Total expense	$17,715	$9,089
Economic Net Income (loss) before management fee expenses and waivers and incentive allocation	$29,885	$27,091
Less: Management fee expenses (1)	-	1,996
Less: Management fee expenses waived (1)	-	(1,066)
Economic Net Income before incentive allocation	29,885	26,161
Less: Incentive allocation (1)	-	3,459
Economic Net Income of Operating Subsidiary	29,885	22,702
Less: Economic net income attributable to TFP	$22,450	$17,052
Economic Net Income of Tiptree before tax provision	7,435	5,650
Less: Tax provision attributable to Tiptree	$567	$—
Economic Net Income of Tiptree	$6,868	$5,650

(1) Following TFP's acquisition of TAMCO in June 2012 described in Note 1 to the financial statements, TAMCO no longer pays management or incentive fees.
Economic Book Value
Economic Book Value (“EBV”) is a non-GAAP financial measure which Tiptree uses to evaluate the performance of its core business. Management believes that EBV provides greater transparency and enhanced visibility into the underlying profitability drivers of our business and provides a useful, alternative view of the economic results of Tiptree’s businesses. EBV includes the following adjustments: (i) reversal of GAAP value for TAMCO and CLO VIEs and replacement with fair value, (ii) addition of life to date AFFO adjustments for real estate operations, (iii) reclassification of convertible preferred distributions to expense and (iv), foreign exchange timing adjustment. Reconciliation of EBV to the most comparable GAAP measure is presented below.
EBV as used by Tiptree may not be comparable to similar measures presented by other companies as it is a non-GAAP financial measure that is not based on a comprehensive set of accounting rules or principles and therefore may be defined differently by other companies. EBV should be considered in addition to, not as a substitute for, financial measures determined in accordance with GAAP. The following is a reconciliation of GAAP book value attributable to Tiptree to EBV as of September 30, 2013 and December 31, 2012 (in thousands except share data):

Economic Book Value	September 30, 2013	December 31, 2012
GAAP Net Assets to Tiptree Class A Stockholders	$114,234	$108,357
Less cash and cash equivalents held directly at Tiptree	3,884	4,089
Plus portion of NCI held by TFP	335,765	315,640
GAAP Net Assets of Operating Subsidiary	446,115	419,908
Reversal of consolidation of TAMCO (including VIEs)(1):	(146,373)	(120,513)
Fair values of CLOs (2)	63,173	30,737
Value of TAMCO (3)	57,661	56,353
Adjustments to results from real estate operations (4)	1,857	5,603
TFP convertible preferred reclass of distributions to expense (5)	—	(810)
Foreign exchange reserve (6)	—	(1,174)
Economic Operating Subsidiary Net Assets (before dilutive adjustments)	$422,433	$390,104
Dilutive adjustments (7)	25,894	25,894
Economic Operating Subsidiary Net Assets (after dilutive adjustments)	$448,327	$415,998
Basic Units outstanding (8)	41,229	41,049
Dilutive Unit adjustments (7)	3,690	3,685
Dilutive Economic Operating Subsidiary Units Outstanding	44,919	44,734
Basic Economic Book Value Per Unit (9)	$10.25	$9.50
Dilutive Economic Book Value Per Unit (9)	$9.98	$9.30
Tiptree Class A Economic Book Value
Tiptree Class A shares outstanding	10,260	10,226
Basic Economic Tiptree Book Value Per Class A Share	$10.25	$9.50
Dilutive Economic Tiptree Book Value Per Class A Share	$9.98	$9.30

(1)
Under GAAP, Tiptree is required to consolidate all of the assets and liabilities of the VIEs managed by TAMCO on Tiptree’s balance sheet regardless of Tiptree’s economic interest. See Note 2(c) to the consolidated financial statements. Adjustment is reversal of consolidation of TAMCO and VIEs.

(2)	Adjustment is to include the fair value of our ownership position in the VIEs which has been reversed as described in note (1) above.

(3)
Adjustment to value TAMCO at the lower of cost and market. The December 31, 2012 amount reflects Tiptree’s initial valuation of the purchase price based on the March 31, 2012 value of partnership units issued in consideration for TAMCO. The September 30, 2013 amount reflects Tiptree’s final valuation of the purchase price based on the June 30, 2012 value of partnership units issued in consideration for TAMCO.

(4)
Adjustments to results from real estate operations reverses the amounts, since inception, related to the effects of straight lining lease revenue, expenses associated with depreciation and amortization , certain transaction expenses, non-cash transactions expenses, non-cash equity compensation expenses, other non-cash charges, and incentive compensation adjustment for unconsolidated partnerships and joint ventures.

(5)	Convertible preferred distribution was reclassified as expense for purposes of ENI. This adjustment conforms the reclassification for EBV purposes.

(6)	A reserve was established for EBV purposes as of December 31, 2012 reflecting a timing difference relative to GAAP recognition of yen foreign exchange. Such reserve was subsequently reversed.

(7)	Adjustments include the proceeds that would be received by Operating Subsidiary and the units issued assuming exercise of all outstanding warrants.

(8)	Excludes 6,474 units issued in respect of shares of Class A common stock to directors of Tiptree as part of their annual retainer.

(9)
As a result of the Contribution Transactions, Operating Subsidiary is owned approximately 25% by Tiptree and approximately 75% by TFP. Tiptree's ownership is equal to the number of shares of Class A common stock and pursuant to Operating Subsidiary's limited liability agreement this ratio will remain 1:1. TFP's ownership is equal to 2.798 times the number of TFP partnership units outstanding and this ratio is expected to remain 2.798:1. There were 11,068 and 11,016 partnership units outstanding as of September 30, 2013 and December 31, 2012, respectively. The basic EBV per partnership unit was $28.68 and $26.59 as of September 30, 2013 and December 31, 2012, respectively. The diluted EBV per partnership unit was $27.92 and $26.02 as of September 30, 2013 and December 31, 2012, respectively.

Liquidity and Capital Resources
Tiptree is a holding company and conducts all of its operations through its operating subsidiaries. Dividends and distributions from its subsidiaries and investments are the principal source of cash to pay dividend payments on its preferred and common shares, professional fees (including advisory services, legal and accounting fees), office rent, insurance costs, and certain support services. Tiptree’s current source of liquidity is its cash, cash equivalents and investments and distributions from operating subsidiaries and principal investments, including subordinated notes of CLOs managed by Telos. At September 30, 2013, Tiptree’s unrestricted cash, cash equivalents, trading portfolio and available for sale securities was $180.8 million. Tiptree intends to opportunistically acquire majority control of new businesses both in its existing financial services sectors and complimentary sectors. Accordingly, Tiptree expects that its cash needs will differ over time from Tiptree’s historical cash needs and that Tiptree may seek additional sources of cash to fund acquisitions or additional investments in its existing businesses. These additional sources of cash may take the form of debt or equity and may be at the parent, subsidiary or asset level.
The ability of Tiptree’s subsidiaries to generate sufficient net income and cash flows to make upstream cash distributions will be subject to numerous business and other factors, including restrictions contained in its subsidiaries’ financing agreements, regulatory restrictions, availability of sufficient funds at such subsidiaries, general economic and business conditions, tax considerations, strategic plans, financial results and other factors such as target capital ratios and ratio levels anticipated by rating agencies to maintain or improve current ratings. For example, Telos will require additional capital in order to form future CLOs and Philadelphia Financial may require additional capital to meet regulatory capital requirements.

Insurance and Insurance Services Segment Liquidity and Capital Resources
Tiptree’s insurance operations are conducted through its subsidiary Philadelphia Financial, which conducts all of its operations through its operating subsidiaries. Dividends from Philadelphia Financial’s subsidiaries are its principal sources of cash to pay dividends to Tiptree and to meet its obligations.
The ability of Philadelphia Financial to pay dividends to Tiptree is limited by applicable insurance laws and regulations of the states in which its subsidiaries are domiciled. These laws and regulations require, among other things, Philadelphia Financial’s insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay. Tiptree has received no dividends from its insurance operations.
The liquidity requirements of Philadelphia Financial’s regulated insurance subsidiaries principally relate to the liabilities associated with their various insurance and investment products, operating costs and expenses, the payment of dividends, the payment of principal and interest on their outstanding debt obligations and income taxes. Philadelphia Financial’s insurance subsidiaries have used cash flows from operations and investment activities to fund their liquidity requirements, with the exception of acquisition related capital requirements. Philadelphia Financial’s insurance subsidiaries’ principal cash inflows from operating activities are derived from premiums, annuity deposits and insurance and investment product fees and other income. The principal cash inflows from investment activities result from repayments of principal, investment income and, as necessary, sales of invested assets.
In addition to the regulatory restrictions on dividends discussed above, the primary driver in determining the amount of capital used for dividends is the level of capital needed to maintain financial strength ratings. In that regard, dividend payments at Philadelphia Financial’s insurance subsidiaries may be limited to the extent necessary to maintain or improve current ratings. Given recent economic events that have affected the insurance industry, both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for Philadelphia Financial’s insurance subsidiaries which, in turn, could negatively impact the cash available to Philadelphia Financial from its insurance subsidiaries and, in turn, to Tiptree.
At September 30, 2013, Tiptree’s insurance operations had cash, cash equivalents and available for sale securities of $19.5 million.
On July 1, 2012, Philadelphia Financial’s subsidiary, PFASC, issued a note in the amount of $100.0 million (“Senior Note”) due July 2022, the net proceeds of which were used to partially fund The Hartford acquisition. The Senior Note is collateralized with a first priority lien on substantially all of the assets directly held by PFASC. The Senior Note bears an annual interest rate of 12.66%, with the final payment date of July 15, 2022.
The indenture governing the Senior Note (the “Indenture”) contains covenants limiting, among other things, and subject to certain qualifications and exceptions, the ability of PFASC to: incur additional indebtedness; create liens; engage in sale-leaseback transactions; pay dividends or make distributions in respect of capital stock; make certain restricted payments; sell assets; engage in certain transactions with affiliates; or consolidate or merge with, or sell substantially all of its assets to, another person. PFASC is also required to maintain compliance with certain financial tests, including minimum liquidity and collateral coverage ratios that are based on the fair market value of the collateral. At December 31, 2012, PFASC was in compliance with all covenants under the Senior Note. The Indenture contains customary events of default which could, subject to certain conditions, cause the Senior Note to become immediately due and payable, including, but not limited to, the failure to make principal or interest payments; failure by PFASC to accept and pay for the Senior Note tendered when and as required by the change of control and asset sale provisions of the Indenture and failure to comply with certain covenants in the Indenture.
Specialty Finance Segment Liquidity and Capital Resources
Tiptree’s specialty finance operations are conducted through MFCA and Siena and include its principal investing activities. Cash distributions from CLO subordinated notes is the principal source of liquidity for the specialty finance segment.
Asset Management Segment Liquidity and Capital Requirements

Tiptree's asset management operations are conducted through TAMCO, an SEC-registered investment advisor. TAMCO conducts all of its operations through operating subsidiaries, including Telos. Telos manages most of its assets in the form of CLOs, and in accordance with GAAP, Tiptree is required to consolidate certain VIEs. As a result, Tiptree’s consolidated statements of cash flows include the cash flows of these VIEs. Cash held by the consolidated VIEs is not available for Tiptree’s general use, and Tiptree’s cash is not available for the general use of the consolidated VIEs.

Real Estate Segment Liquidity and Capital Resources
Tiptree’s real estate operations are primarily conducted through Care LLC and also include Tiptree's 17% interest in SAF, 27.6% interest in SAO and 50% in SAO II, Tokyo based real estate holding companies formed to invest predominantly in Asian properties and real estate related debt instruments.
At Care, the principal cash needs are: (i) to fund operating expenses, including potential expenditures for repairs and maintenance on its properties and debt service on its outstanding mortgage loan obligations and (ii) to fund other general ongoing business needs, including employee compensation expense, directors’ and officers’ insurance, administrative expenses, as well as property acquisitions and investments. Care’s primary sources of liquidity are its current working capital, rental income from its real estate properties, distributions from its interest in a partially-owned entity that holds real estate, interest and principal payments on its remaining loan investment and interest income earned from its available cash balances. At September 30, 2013, Tiptree’s real estate operations had cash and cash equivalents of $1.1 million.

Consolidated Comparison of Cash Flows
Summary Consolidated Statements of Cash Flows
(in thousands)

	Nine months ended September 30,
	2013	2012
Net cash provided by/(used in):
Operating activities	$41,116	$42,085
Investing activities	(701,862)	(134,763)
Financing activities	695,904	101,921
Net increase in cash and cash equivalents	$35,158	$9,243
Operating Activities
Cash provided by operating activities for the period ended September 30, 2013 was $41.1million, compared to $42.1 million for the comparable period in 2012, a decrease of $1.0 million. This decrease was primarily attributed to the decline in due from brokers as the CLOs became fully funded offset in part by the gain on sale of properties of $15.5 million and increase in note receivable and other assets of $6.1 million and $6.4 million, respectively.
Investing Activities
Cash used in investing activities for the period ended September 30, 2013 was $701.9 million, compared to $134.8 million for the comparable period in 2012, an increase of $567.1 million. The increase in use of cash was primarily attributable to investment activities of the VIEs of $593.4 million in 2013 offset in part by proceeds from sales of real estate of $44.0 million and proceeds from sales of trading securities of $45.6 million.
Financing Activities
Cash provided by financing activities for the period ended September 30, 2013 was $695.9 million, compared to $101.9 million in cash used for the comparable period in 2012, an increase of $594.0 million. This increase was primarily attributable to the financing activities of the VIEs of $592.4 million.
Contractual Obligations & Indebtedness
The table below summarizes Tiptree’s contractual obligations as of September 30, 2013 (in thousands):

	2013	2014	2015	2016	2017	There- after	Total
Mortgage notes payable and related interest (1)	$516	$2,064	$2,064	$2,064	$2,064	$34,872	$43,644
Note payable (2)	1,499	10,167	10,000	10,000	10,417	54,417	96,500
Notes payable CLOs (3)	—	—	—	—	—	1,389,162	1,389,162
Credit Agreement (4)	500	2,000	2,000	2,000	2,000	41,500	50,000
Operating lease obligations (5)	202	813	826	808	805	2,122	5,576
Total	$2,717	$15,044	$14,890	$14,872	$15,286	$1,522,073	$1,584,882

(1)	Mortgage notes payable include mortgage notes entered into by Care LLC in connection with its acquisition of several properties (see Note 12 “Borrowings under Mortgage Notes Payable”).

(2)
Note payable relates to the Philadelphia Financial acquisition of the administrative services rights from The Hartford and TFP payment for Series A Preferred stock and common shares of PFG. (See Note 13 “Notes Payable”).

(3)	Non-recourse CLO notes payable principal is payable at stated maturity, 2021 for Telos 1, 2022 for Telos 2 and 2024 for Telos 3, and 2024 for Telos 4.

(4)
On September 18, 2013, Operating Subsidiary entered into a Credit Agreement with Fortress and borrowed $50,000 under the Credit Agreement. The Credit Agreement also includes an option for Operating Subsidiary to borrow additional amounts up to a maximum aggregate of $125,000, subject to satisfaction of certain customary conditions.

(5)	Minimum rental obligation for Care and PFG office lease.
On July 25, 2013 TFI's subsidiary Siena closed on a line of credit with Wells Fargo Bank. This revolving line is for $65,000 with an interest rate of LIBOR plus 250 basis points and a maturity date of January 25, 2017. As of September 30, 2013 there was $0 outstanding on this line.
Indebtedness
On September 18, 2013, Operating Subsidiary entered into a Credit Agreement with Fortress and borrowed $50 million under the Credit Agreement. The Credit Agreement also includes an option for Operating Subsidiary to borrow additional amounts up to a maximum aggregate of $125 million, subject to satisfaction of certain customary conditions. The principal of, and all accrued and unpaid interest on, all loans under the Credit Agreement shall become immediately due and payable on September 18, 2018. Loans under the Credit Agreement bear interest at a variable rate per annum equal to the one-month London interbank offering rate (LIBOR), with a minimum LIBOR rate of 1.25%, plus a margin of 6.50% per annum. The principal amounts of the loans are to be repaid in consecutive quarterly installments, which installments may be adjusted based on the Net Leverage Ratio (as defined in the Credit Agreement) at the end of each fiscal quarter. The obligations of Operating Subsidiary under the Credit Agreement are secured by liens on substantially all of the assets of Operating Subsidiary.
Critical Accounting Policies and Estimates
The accompanying consolidated financial statements of Tiptree have been prepared in accordance with GAAP for interim financial information. The consolidated financial statements are presented in U.S. dollars, the main operating currency of Tiptree. The consolidated financial statements prepared under GAAP for all periods presented have been retroactively restated as if TAMCO was part of the consolidated group as of January 1, 2010. All intercompany items have been eliminated for these periods.
Critical Accounting Policies:
Principles of Consolidation
The consolidated financial statements reflect the consolidated accounts of Tiptree and (i) its wholly-owned subsidiaries, (ii) subsidiaries in which it has a controlling interest, and (iii) certain VIEs in which Tiptree, through its subsidiaries is deemed to be the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. This consolidation, particularly with respect to the VIEs, significantly impacts these subsidiaries’ financial statements.
Variable Interest Entities
ASC Topic 810, Consolidations, requires the consolidation of a VIE into the financial statements of the entity that is considered the VIE’s primary beneficiary. ASC Topic 810 provides a framework for determining whether an entity should be considered a VIE and accordingly evaluated for consolidation. If an entity is a VIE, it would then need to be determined whether Tiptree’s relationship, direct or indirect through subsidiaries to the VIE (whether contractual, through direct investments in the entity, or otherwise) results in a variable interest. If Tiptree does have a variable interest in the entity, it would then need to be determined whether Tiptree is deemed to be the primary beneficiary. For VIEs, if Tiptree is deemed to (i) have the power to direct the activities of the VIE that most significantly impact the economic performance and (ii) either the obligation to absorb losses or the right to receive benefits that could be significant to the VIE, then Tiptree would be deemed to be the primary beneficiary of the VIE and would be required to consolidate the VIE. Generally, TAMCO’s contractual relationship as collateral manager of the CLO described herein satisfies criteria (i) of the prior sentence, and its ownership interests in and/or ability to earn certain incentive or other management fees in certain CLOs can typically satisfy criteria (ii).
Prior to the closing of the acquisition of TAMCO, it was established that TAMCO was the primary beneficiary of two CLOs that it managed at that time. As such, the financial statements of these two CLOs were included in the consolidated financial statements of Tiptree. See Note 2 “Acquisition of Businesses” for additional details regarding this transaction.
The consolidation of the CLOs required the initial recognition of the assets and liabilities at fair value as of January 1, 2010 for Telos 1 and Telos 2 and at inception for subsequent CLOs. Since the assets are solely for the benefit of the beneficial interest holders (liability holders) and no residual value from their liquidation is available to TAMCO, the difference between the fair value of the assets of the CLOs and its liabilities upon consolidation have been reflected as appropriated retained earnings. Given the nature and activity of the CLOs, TAMCO has applied the investment company accounting guidance to the CLOs’ financial statements and as such recognizes changes in fair value of the assets of the CLOs and accreted the fair value adjustment to the liabilities of the CLOs (recorded upon consolidation) in the consolidated statement of operations.
The following table summarizes the Company’s consolidated assets and non-recourse liabilities of the consolidated CLOs included in the Condensed Balance Sheets (in thousands):

	September 30, 2013	December 31, 2012
Cash-restricted	$115,129	$75,105
Investment in loans	1,334,310	741,743
Other assets	42,305	34,812
Total assets	$1,491,744	$851,660

Notes payable-nonrecourse	$1,191,623	$571,751
Other liabilities	59,308	48,559
Total liabilities	$1,250,931	$620,310
Total net results of consolidated CLOs included in the Company’s Consolidated Statements of Operations was as follows:

	Nine month period ended September 30, 2013	Nine month period ended September 30, 2012
Consolidated CLOs	$(22,012)	$13,081
Non-Tiptree ownership	(15,758)	2,815
Net income attributable to the Company	$(6,254)	$10,266
Use of Estimates:
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in Tiptree’s consolidated financial statements and accompanying notes. The estimates and assumptions most susceptible to change are the valuation of securities, derivative positions, and acquired assets and liabilities. Although these and other estimates and assumptions are based on the best available estimates, actual results could differ materially from management’s estimates.

Income Taxes

The income tax expense was $4,549 for the nine months ended September 30, 2013, on loss from continuing operations equal to $517, for an effective tax rate of negative 797%. This effective tax rate does not bear a customary relationship to the statutory income tax rates. Differences from the statutory income tax rates are primarily the result of (i) income and (loss) attributable to noncontrolling interests and to the VIE subordinated noteholders which do not result in income tax expense or (benefit) to the Company, (ii) the one-time effect of the Company’s change from nontaxable to taxable status which must be reported as part of the income tax provision on continuing operations, and (iii) the effect of changes in valuation allowance on net operating losses reported by Siena, MFCA and a portion of net operating losses reported by PFG. After adjusting to include income and gain from discontinued operations and the removal of net income attributable to noncontrolling interests and the VIE subordinated noteholders, the effective tax rate on net income available to common stockholders is 19%. Prior periods do not have comparable effective tax rates as the Company, as a REIT, was not subject to income taxes.

The Company’s primary tax jurisdiction is the United States, which currently has a statutory income tax rate equal to 35%. The Company also operates in several state jurisdictions that have an average combined statutory rate equal to approximately 6%. The Company is a holding company and several of the subsidiaries file separate federal and state income tax returns, rather than filing tax returns as a single consolidated group with the Company. The U.S. federal and state income tax returns are subject to examination by the Internal Revenue Service and the various state departments of revenue where filings are required.

Fair Value Measurement
ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value, describes the framework for measuring fair value, and addresses fair value measurement disclosures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
ASC Topic 820 establishes a three level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels, from highest to lowest, are defined as follows:

•	Level 1 — Unadjusted, quoted prices in active markets for identical assets or liabilities that Tiptree has the ability to access at the measurement date.

•
Level 2 — Significant inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly through corroboration with observable market data. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability.

The types of financial assets and liabilities carried at Level 2 are valued based on one or more of the following:

a)	Quoted prices for similar assets or liabilities in active markets;

b)	Quoted prices for identical or similar assets or liabilities in nonactive markets;

c)	Pricing models whose inputs are observable for substantially the full term of the asset or liability; and

d)	Pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the asset or liability.

•	Level 3 — Significant inputs that are unobservable inputs for the asset or liability, including Tiptree’s own data and assumptions that are used in pricing the asset or liability.
The availability of observable inputs can vary depending on the financial asset or liability and is affected by a wide variety of factors, including, for example, the type of product, whether the product is new, whether the product is traded on an active exchange or in the secondary market, and the current market conditions. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by Tiptree in determining fair value is greatest for instruments categorized within Level 3 of the fair value hierarchy. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Tiptree’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and the consideration of factors specific to the asset. From time to time, Tiptree’s assets and liabilities will transfer between one level to another level. It is Tiptree’s policy to recognize transfers between different levels at the end of each reporting period.
The following is a description of the valuation methodologies used for financial assets and liabilities measured at fair value, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy. Tiptree’s fair value measurement is based on a market approach, which utilizes prices and other relevant information generated by market transactions involving identical or comparable financial instruments. Sources of inputs to the market approach include a third-party pricing service, independent broker quotations or pricing matrices. Management analyzes the third party valuation methodologies and its related inputs to perform assessments to determine the appropriate level within the fair value hierarchy. Further, management has a process in place to review all changes in fair value from measurement period to measurement period. Any discrepancies or unusual observations are followed through to resolution through the source of the pricing as well as utilizing comparisons, if applicable, to alternate pricing sources. Tiptree utilizes observable and unobservable inputs into its valuation methodologies. Observable inputs include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data. In addition, specific issuer information and other market data is used. For broker quotes, quotes are obtained from sources recognized to be market participants. Unobservable inputs may include: expected cash flow streams, default rates, supply and demand considerations and market volatility.
Trading Securities: Trading securities consist primarily of privately held equity securities, exchange-traded equity securities, U.S. Treasury securities ("USTs"), CLOs, collateralized debt obligations ("CDOs"), asset backed securities ("ABSs"), loans, and tax exempt securities. The fair value of privately held equity securities are either valued based on quotes obtained from dealers or internally developed valuation models. Because significant inputs used to determine the dealer quotes or model values are not observable, such as projected future earnings and price volatility, Tiptree has classified them within Level 3 of the fair value hierarchy. Exchange-traded equity securities are valued based on quoted prices from the exchange. These securities are actively traded and valuation adjustments are not applied. Accordingly, they are categorized in Level 1 of the fair value hierarchy. USTs are actively traded and valuation adjustments are not applied. They are categorized in Level 1 of the fair value hierarchy. Positions in securitized products such as CLOs, CDOs, and ABSs are based on quotes obtained from dealers. When these quotes are based directly or indirectly on observable inputs such as quoted prices for similar assets exchanged in an active or inactive market, Tiptree has classified them within Level 2 of the fair value hierarchy. If these quotes are based on valuation models using unobservable inputs such as expected future cash flows, default rates, supply and demand considerations, and market volatility, Tiptree has classified them within Level 3 of the fair value hierarchy.
The fair value of tax exempt securities is determined by obtaining quotations from independent pricing services. In most cases, quotes are obtained from two pricing services and the average of both quotes is used. The independent pricing services determine their quotes using observable inputs such as current interest rates, specific issuer information and other market data for such securities. Therefore, the estimate of fair value is subject to a high degree of variability based upon market conditions, the availability of issuer information and the assumptions made. The valuation inputs used to arrive at fair value for such debt obligations are generally classified within Level 2 or Level 3 of the fair value hierarchy.
Available for sale securities: Available for sale securities consist primarily of obligations of states and political subdivisions, USTs, certificates of deposit, ABSs, and corporate bonds. These securities will generally be classified within either Level 1 or Level 2 of the fair value hierarchy. The fair value of fixed maturity securities is based on quoted market prices obtained from an independent pricing service, where available. If listed prices or quotes are not available, fair value is based upon internally developed models that use primarily market-based or independently sourced market parameters, including interest rate yield curves, option volatilities, and currency rates.
Derivative Assets and Liabilities: Derivative assets and liabilities consist of credit default swaps ("CDSs"), interest rate swaps ("IRSs"), equity index options and operating partnership units. The fair value of derivative assets and liabilities is based upon valuation pricing models, which represent what the Company would expect to receive or pay at the balance sheet date if the contracts were cancelled. In general, the fair value of CDSs are based on dealer quotes. Because significant inputs used to determine the dealer quotes are not observable, such as price volatility, Tiptree has classified them as Level 3. The fair value of IRSs is determined by obtaining broker or counterparty quotes. Because there were observable inputs used to arrive at these quotes, Tiptree has classified the IRSs within Level 2 of the fair value hierarchy. The equity index option positions are based on quoted prices from the exchange. Equity index options that are actively traded are classified within Level 1 of the fair value hierarchy. Equity index options that are not actively traded are classified within Level 2 of the fair value hierarchy. The fair value of operating partnership units is based on an internally developed valuation model. In addition to some observable inputs, the model also relies on unobservable inputs based on management estimates such as release dates of escrow shares, expected performance of the underlying properties, expected quarterly dividends, and discount factors. As such, Tiptree has classified these positions within Level 3 of the fair value hierarchy.
Separate Account Assets: Separate account assets are primarily invested in alternative investments (which include investments in limited partnerships, private equity funds, hedge funds, and fund of funds), mutual funds, fixed maturity securities, and equity securities. The alternative investments are valued at estimated fair value with the assistance of investment managers of the underlying alternative investments. Since the entities underlying these alternative investments are investment companies for accounting purposes, as a practical expedient, Tiptree utilizes the separate account’s proportionate interest in the fair value of the underlying net assets to determine the fair value of these investments. The fair value of the underlying net assets of each alternative investment is determined from financial information provided by the investment manager. These alternative investments are generally classified within Level 3 of the fair value hierarchy. Most hedge fund investments are classified as Level 3. However, some hedge fund investments with minimal liquidity restrictions such as no lockup period, redemption notification of 35 days or less, withdrawal frequency greater than annually, and withdrawal payouts within 30 days are classified within Level 2. Mutual funds, and equity securities are exchange-traded and are value based on quoted market prices from independent pricing services and are classified within Level 1 of the fair value hierarchy. U.S. Treasury securities are classified within Level 1 of the fair value hierarchy and all other fixed maturity securities are classified within Level 2.
Off-Balance Sheet Arrangements
Tiptree does not have any off-balance sheet obligations. Other than the consolidation of Telos 1, Telos 2, Telos 3, and Telos 4, Tiptree does not maintain any other relationships with unconsolidated entities or financial partnerships, special purpose or VIEs, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2013, Tiptree did not guarantee any obligations of unconsolidated entities, enter into any commitments or express intent to provide additional funding to any such entities.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
Market risk is the risk of the loss of fair value resulting from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and equity prices. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying financial instruments are traded.

Tiptree’s principal investing operations have market risk exposure from changes in interest rates and foreign currency exchange rates. Tiptree has in the past used derivative financial instruments for purposes other than trading to mitigate the risk from such exposures.
Credit Risk
TAMCO and MCFA are exposed to the risk that some of the borrowers associated with the credit assets they may hold, may be unable to repay their loans according to their contractual terms. This inability to repay could potentially result in a reduction in their earnings. The investors in the CLOs managed by Telos have no recourse to Tiptree’s general assets for the debt issued by the CLOs managed by Telos . Therefore, this debt is not Tiptree’s obligation.
Tiptree is subject to certain inherent credit risks arising from its transactions involving counterparties to CDS and IRS positions. As of September 30, 2013, the CDS positions have a cumulative notional amount of $4.3 million and a fair value of less than $0.1 million. The counterparty for this position is Bank of America, N.A. As of June 24, 2013, Tiptree terminated its remaining interest rate swap contracts. Tiptree’s policy is to monitor its market exposure and counterparty risk through the use of various credit exposure reporting and control procedures.
Care performs ongoing analysis of credit risk concentrations in its real estate and loan investment portfolios by evaluating exposure to various markets, underlying property types, investment structure, term, sponsors, tenant mix and other credit metrics.
Interest Rate Risk
Substantial and sustained increases or decreases in market interest rates can affect the profitability of the insurance products and fair value of investments. The majority of Philadelphia Financial’s insurance liabilities are backed by fixed maturity securities. Philadelphia Financial’s product profitability depends upon the spreads between interest yield on investments and rates credited on insurance liabilities.
Equity Price Risk
Tiptree and its subsidiaries are exposed to equity risk as they use a portion of their excess cash to acquire marketable equity securities. These securities are classified as either available for sale or as trading. Tiptree and its subsidiaries follow board approved investment and trading policies which set certain restrictions on the amounts and types of securities which may be acquired.
ITEM 4.     CONTROLS AND PROCEDURES
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.

Tiptree completed the Contribution Transactions on July 1, 2013 and as a result is disclosing a change to internal control over financial reporting related thereto. The businesses contributed by TFP in the Contribution Transactions are excluded from management's quarterly Section 906 and Section 302 of the Sarbanes-Oxley Act of 2002 certifications. Management is in the process of evaluating internal control over financial reporting for the businesses contributed by TFP and expects that the assessment will be completed with Tiptree's December 31, 2014 Annual report on Form 10-K.

Part II. OTHER INFORMATION

Item 1.        LEGAL PROCEEDINGS
Tiptree and its subsidiaries are parties to legal proceedings in the ordinary course of their business. Although Tiptree’s legal and financial liability with respect to such proceedings cannot be estimated with certainty, Tiptree does not believe that these proceedings, either individually or in the aggregate, are likely to have a material adverse effect on Tiptree’s financial position or results of operations.

Item 1A.    RISK FACTORS.
We are a holding company with multiple lines of business, which may adversely impact the market price of our Class A common stock and our ability to raise equity and debt capital.
Operating Subsidiary holds and manages multiple lines of business. Analysts, investors and lenders may have difficulty analyzing and valuing a company with multiple lines of business, which could adversely impact the market price of our Class A common stock and our ability to raise equity and debt capital. Moreover, our management is required to make decisions regarding the allocation of capital among the different lines of business, and such decisions could materially and adversely affect our business.
Because we are a holding company, our ability to make distributions to stockholders will depend on distributions from our subsidiaries that may be subject to restrictions.
Because we are a holding company, our ability to make distributions to stockholders will depend on distributions from our subsidiaries. The amount of dividends that our subsidiaries may distribute to us may be subject to restrictions imposed by state law, restrictions that may be imposed by state regulators and restrictions imposed by the terms of any current or future indebtedness that these subsidiaries may incur. For example, Philadelphia Financial Group, Inc., an insurance holding company in which we own a controlling interest, which we refer to as “Philadelphia Financial”, is required to maintain minimum solvency requirements and is subject to laws and regulations that limit the amount of dividends that Philadelphia Financial can pay to us. Philadelphia Financial may also limit the amount of dividends paid to us to maintain a risk-based capital ratio to maintain or improve its ratings by rating agencies.
We may be limited in the future in utilizing net operating losses incurred during prior periods to offset taxable income.
Prior to the Contribution Transactions, Care incurred substantial net operating losses. In the event that we experience an “ownership change” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, which we refer to as the “Code”, including as a result of the Contribution Transactions, our ability to use those net operating losses to offset taxable income would be subject to an annual limitation. The annual limitation would be equal to a percentage of our equity value at the time the ownership change occurred. In general, such an “ownership change” would occur if the percentage of our stock owned by one or more 5% stockholders were to increase by 50 percentage points during any three-year period. A 5% stockholder is a person (including certain groups of persons acting in concert) that owns at least 5% of our stock. All stockholders that own less than 5% of our stock are treated as a single 5% stockholder. In addition, the Treasury Regulations under Section 382 of the Code contain additional rules the effect of which is to make it more likely that an ownership change could be deemed to occur. Accordingly, our ability to use prior net operating losses to offset future taxable income would be subject to a limitation if we experience an ownership change.
Compliance with existing and new regulations affecting the insurance, healthcare and financial services industries may increase costs and limit our ability to pursue business opportunities.
We are subject to extensive laws and regulations administered and enforced by a number of different federal and state governmental authorities. For example, Philadelphia Financial is subject to regulation by the Pennsylvania Insurance Department, among other regulatory authorities, with respect to statutory capital and reserve requirements and certain of its subsidiaries are subject to regulation by the New York State Department of Financial Services and the Bermuda Monetary Authority, TAMCO, is an asset management holding company registered with the SEC as an investment advisor and the properties held by our subsidiary Care LLC, are regulated by state and federal laws regarding healthcare facilities. Regulation of the industries in which we operate is expected to increase. In the past several years there has been significant legislation affecting financial services, insurance and health care, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Patient Protection and Affordable Care Act, and many of the regulations associated with these laws have yet to be written. Accordingly, we cannot predict the impact that any new laws and regulations will have on us. The costs to comply with these laws and regulations may be substantial and could have a significant negative impact on us and limit our ability to pursue business opportunities.
A significant portion of our assets are illiquid or have limited liquidity, which may limit our ability to sell those assets at favorable prices or at all and creates uncertainty in connection with valuing such assets.
Our assets include real estate, non-controlling interests in performing and distressed credit assets and related equity interests. These assets generally are illiquid or have limited liquidity. It may be difficult for us to dispose of assets with limited liquidity rapidly, or at favorable prices, if at all. In addition, assets with limited liquidity may be more difficult to value and may be sold at a substantial discount or experience more volatility than more liquid assets. We may not be able to dispose of business assets at the carrying value reflected in our financial statements. Our results of operations and cash flows may be materially and adversely affected if our determinations regarding the fair value of our illiquid assets are materially higher than the values ultimately realized upon their disposal.
Certain of our assets are subject to credit risk, market risk, interest rate risk, credit spread risk, selection risk, call and redemption risk and/or tax risk, and any one of these risks may materially and adversely affect the value of our assets, our results of operations and our financial condition.
Our specialty finance assets are subject to credit risk, market risk, interest rate risk, credit spread risk, selection risk, call and redemption risk and/or tax risk.
Credit risk is the risk that the obligor will be unable to repay principal or pay interest when due. In this regard, investing in non-investment grade obligations is riskier than investing in higher quality instruments. In addition, market value fluctuations may be larger and more frequent. Changes in the underlying obligor’s credit rating or the market’s perception of its creditworthiness will affect the market value of the credit assets of that obligor. The degree of credit risk depends on the terms of the obligation as well as on the financial condition of the obligor in respect thereof.
Market risk is the risk that one or more markets to which the assets relate will decline in value, including the possibility that such markets will deteriorate sharply and unpredictably, which decline will likely impair the market value of the related obligations.
With respect to fixed-rate obligations, interest rate risk is the risk that the market value of these obligations will change in response to changes in the interest rate environment or other developments that may affect the municipal bond market generally. When market interest rates go up, the market value of existing fixed rate obligations goes down and obligations with longer maturities are typically affected more by changes in interest rates than obligations with shorter maturities. Because market interest rates continue to be near their lowest levels in many years, there is a greater risk that prevailing interest rates increase in the future and, as a result, that these obligations will decline in market value. With respect to floating-rate obligations, interest rate risk is the risk that defaults on these obligations will increase during periods of rising interest rates and, during periods of declining interest rates, that obligors may exercise their option to prepay principal earlier than scheduled.
Credit spread risk is the risk that the market value of these obligations will change in response to changes in perceived or actual credit risk beyond changes that would be attributable to changes, if any, in interest rates.
Call and redemption risk is the risk that debt instruments will be called or redeemed prior to maturity at a time when yields on other debt instruments in which the call or redemption proceeds could be invested are lower than the yield on the called or redeemed instrument. Any one of these risks may materially and adversely affect the value of our assets, results of operations and financial condition.
We leverage our assets and a decline in the fair value of such assets may adversely affect our financial condition and results of operations.

We leverage our assets, including through borrowings, generally through warehouse facilities, secured loans, derivative instruments such as total return swaps, securitizations (including the issuance of CLOs) and other borrowings. A rapid decline in the fair value of our leveraged assets, such as the declines experienced in the fourth quarter of 2007 and the first quarter of 2008, may adversely affect us. Lenders may require us to post additional collateral to support the borrowing. If we cannot post the additional collateral, we may have to rapidly liquidate assets, which we may be unable to do on favorable terms or at all. Even after liquidating assets, we may still be unable to post the required collateral, further harming our liquidity and subjecting us to liability to lenders for the declines in the fair values of the collateral. A reduction in credit availability may adversely affect our business, financial condition and results of operations.
A reduction in administrative fees paid to Philadelphia Financial could adversely affect our financial condition and results of operations.
Philadelphia Financial generates revenue from administrative fees collected from a portfolio of company-owned life insurance policies and bank-owned life insurance policies issued and underwritten by affiliates of The Hartford . A reduction in administrative fees paid to Philadelphia Financial, due to termination of Philadelphia Financial’s servicing agreement with a subsidiary of Hartford or termination of policies, could adversely affect our financial condition and results of operations.
The amount of Philadelphia Financial’s required statutory capital can increase because of factors outside of Philadelphia Financial’s control.
Philadelphia Financial is subject to statutory capital and reserve requirements established by the applicable insurance regulators based on risk-based capital formulas. As of September 30, 2013, Philadelphia Financial maintains statutory capital and reserves of $18.9 million. In any particular year, these requirements may increase or decrease depending on a variety of factors, most of which are outside Philadelphia Financial’s control, such as the amount of statutory income or losses generated, changes in equity market levels, the value of fixed-income and equity securities in Philadelphia Financial’s investment portfolio, changes in interest rates and foreign currency exchange rates, as well as changes to the risk-based capital formulas used by insurance regulators. Increases in the amount of additional statutory reserves that Philadelphia Financial is required to hold can adversely affect our financial condition and results of operations.
A downgrade in Philadelphia Financial’s claims paying ability or financial strength ratings could increase policy surrenders and withdrawals, adversely affecting relationships with distributors and reducing new policy sales.
Claims paying ability ratings, sometimes referred to as financial strength ratings, indicate a rating agency’s view of an insurance company’s ability to meet its obligations to its insureds. These ratings are therefore key factors underlying the competitive position of life insurers. In particular, several of the non-affiliated distributors of Philadelphia Financial’s life insurance products refuse to do business with insurance companies that are rated lower than AA- for financial strength by Standard & Poor’s Ratings Services or the equivalent of such rating issued by other recognized ratings agencies. Philadelphia Financial currently has ratings of A- from A.M. Best Company, Inc. A ratings downgrade or the potential for such a downgrade could materially increase the number of policy surrenders and withdrawals by policyholders of cash values from their policies, adversely affect relationships with distributors of Philadelphia Financial’s annuity and life insurance products, reduce new annuity policy sales and adversely affect our ability to compete in the life insurance industry.
A change in law or regulation applicable to Philadelphia Financial’s annuity and insurance products could adversely affect our financial condition and results of operations.
Philadelphia Financial generates revenue from the sale and administration of variable annuity and variable life insurance products. These products enjoy U.S. federal income tax benefits that are conferred by statute or regulation. Should such benefits be curtailed or eliminated by changes in statute or regulation, Philadelphia Financial’s continuing issuance of variable annuity and variable life insurance products could be adversely affected. Any retroactive application of changes could result in surrenders by holders of Philadelphia Financial’s existing variable annuity and variable life insurance products and reduce Philadelphia Financial’s revenues which could adversely affect our financial condition and results of operations.

Philadelphia Financial may incur losses if its reinsurers are unwilling or unable to meet their obligations under reinsurance contracts.
Philadelphia Financial uses reinsurance to reduce the severity and incidence of claims costs, and to provide relief with regard to certain reserves. As of September 30, 2013, substantially all of the mortality risk on the insurance policies issued by Philadelphia Financial was reinsured by third parties. Under these reinsurance arrangements, other insurers assume a portion of Philadelphia Financial’s losses and related expenses; however, Philadelphia Financial remains liable as the direct insurer on all risks reinsured. Consequently, reinsurance arrangements do not eliminate Philadelphia Financial’s obligation to pay claims and Philadelphia Financial assumes credit risk with respect to its ability to recover amounts due from its reinsurers. The inability or unwillingness of any reinsurer to meet its financial obligations could negatively affect our financial condition and results of operations.
A reduction in fees paid to TAMCO could adversely affect our profitability.
TAMCO generates management, servicing and advisory fees based on the amount of assets managed, and in certain cases, on the returns generated by the assets managed. A reduction in fees paid to TAMCO, due to termination of management agreements, reduction in assets managed or lower than expected returns, could adversely affect our results of operations.
The nature of the assets owned by MFCA presents risks related to the special nature of such assets.
States, municipalities or public authorities issue tax-exempt (or, in certain cases, taxable) obligations to obtain funds for various public purposes. The two principal classifications of municipal obligations are general obligation and revenue bonds.
General obligation bonds are secured by the issuer’s pledge of its faith, credit and specified taxing power for the payment of principal and interest, whether it be unlimited or limited. The taxing power of any governmental entity may be limited, however, by provisions of its state constitution or laws, and a governmental entity’s creditworthiness will depend on many factors, including:

global, national, regional and/or local macro-economic factors, including the overall rate of growth of the U.S. economy;

•	unemployment levels within the obligor’s tax base;

•	the size of the obligor’s tax base, its potential erosion due to population declines or reductions in assessed valuations and its ability to increase taxes without eroding the tax base;

•	natural disasters;

•	declines in the obligor’s industrial base or inability to attract new industries;

•	legislative proposals and/or voter initiatives to limit ad valorem real property taxes and the extent to which the entity relies on federal or state aid;

•	access to capital markets;

•	other factors beyond the obligor’s control; and

•	financial strength of the issuer.
MFCA’s assets may also include certain tax-exempt lease obligations, which may be subject to annual appropriation by the municipality. Failure to appropriate would result in MFCA having to exercise remedies, including repossession of equipment or foreclosure on property, which could result in losses by MFCA.
Any one of these risks may materially and adversely affect our results of operations and financial condition.

Prepayment rates on MFCA’s assets could negatively affect the value of MFCA’s assets.
The value of MFCA’s assets and derivative arrangements related to its assets, if any, may be adversely affected by prepayment rates of the underlying assets. Prepayment rates are influenced by changes in current interest rates and a variety of economic, political, geographic and other factors beyond our control. Consequently, our earnings may be adversely affected if the underlying obligors prepay the assets at higher-than-expected rates.
Some of our officers and directors currently or may in the future act as members, managers, officers, directors or employees of entities with business strategies that may conflict with our business strategies.
Some of our officers and directors currently or may in the future act as members, managers, officers, directors or employees of entities with business strategies that may conflict with our business strategies. Michael Barnes, our Executive Chairman, is a founding partner and Co-Chief Investment Officer of Tricadia Holdings, L.P., an asset management holding company which we refer to as “Tricadia”, and Executive Chairman and a member of the board of directors of TFP. Tricadia’s subsidiaries include, and Mr. Barnes is co-chief investment officer of, companies that manage hedge funds and structured vehicles with business strategies that may compete with ours. Furthermore, Geoffrey Kauffman, our President, Chief Executive Officer and Vice Chairman, is the Chief Executive Officer of TFP and is a limited partner of Tricadia. Julia Wyatt, our Chief Financial Officer is the Chief Financial Officer of Tricadia and TFP and is also a limited partner of Tricadia. Such positions may give rise to actual or potential conflicts of interest, which may not be resolved in a manner that is in our best interests or the best interests of our stockholders.
Our duties as managing member of Operating Subsidiary may come into conflict with the duties that our directors and officers have to the Company and its stockholders.
We and TFP are the sole members of Operating Subsidiary, and we are the managing member of Operating Subsidiary. Our directors and officers have duties to us and our stockholders under applicable Maryland law in connection with our management. At the same time, we, as managing member of Operating Subsidiary, have fiduciary duties and obligations to Operating Subsidiary and its members (including TFP) under Delaware law and the Amended and Restated Limited Liability Company Agreement of Operating Subsidiary. Our duties as managing member of Operating Subsidiary may come into conflict with the duties that our directors and officers have to us and our stockholders. These conflicts may be resolved in a manner that is not in our best interests or the best interests of our stockholders.
We operate in highly competitive markets for business opportunities and personnel, which could impede our growth and negatively impact our results of operations.
We operate in highly competitive markets for business opportunities in each of our lines of business. Many of our competitors have financial, personnel and other resources that are greater than ours and may be better able to react to market conditions. These factors may place us at a competitive disadvantage in successfully competing for future business opportunities and personnel, which could impede our growth and negatively impact our business, financial condition and results of operations.

Item 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Item 3.        DEFAULTS UPON SENIOR SECURITIES
None.
Item 4.        MINE SAFETY DISCLOSURES
None.

Item 5.        OTHER INFORMATION
None.
Item 6.        EXHIBITS
See the list of exhibits in the Exhibit Index to this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

E

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Tiptree Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.
Tiptree Financial Inc.

Date:November 14, 2013    By:/s/ Geoffrey N. Kauffman
Geoffrey N. Kauffman
Chief Executive Officer (Principal Executive Officer)
Date: November 14, 2013
By:/s/ Julia Wyatt
Julia Wyatt
Chief Financial Officer (Principal Financial Officer)

E

EXHIBIT INDEX
Exhibit No.        Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32..1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS    XBRL Instance Document*
101.SCH     XBRL Taxonomy Extension Schema Document*
101.CAL    XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB    XBRL Taxonomy Extension Label Linkbase Document*
101.PRE    XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF    XBRL Taxonomy Extension Definition Linkbase Document*

* Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (unaudited) for September 30, 2013 and December 31, 2012, (ii) the Condensed Consolidated Statements of Operations (unaudited) for the three month and nine month periods ended September 30, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2013 and 2012, (iv) the Condensed Consolidated Statements of Stockholders’ Equity (unaudited) for the three month period ended September 30, 2013, (iv) the Condensed Consolidated Statements of Cash Flows (unaudited) for the nine month periods ended September 30, 2013 and 2012 and (vi) the Notes to the Consolidated Financial Statements (unaudited).