Form 10-Q
period 2014-03-31
TIPTREE FINANCIAL INC.
filed 2014-05-14
CIK 1393726

E

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly period ended March 31, 2014
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
Large accelerated filer ☐                    Accelerated filer ☐
Non-accelerated filer ☐ Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 12, 2014, there were 10,617,947 shares, par value $0.001, of the registrant’s Class A common stock outstanding and 30,968,877 shares, par value $0.001, of the registrant’s Class B common stock outstanding.

Tiptree Financial Inc.

PART I. Financial Information

Item 1. Financial Statements (Unaudited)

Financial Statements Introductory Note

Tiptree Financial Inc. (“Tiptree”) is a holding company that is the sole managing member, and owns approximately 25%, of Tiptree Operating Company, LLC (“Operating Company”). As the sole managing member of Operating Company, Tiptree operates and controls all of the business and affairs of Operating Company and its subsidiaries and consolidates the financial results of Operating Company and its subsidiaries. The ownership by Tiptree Financial Partners, L.P. (“TFP”) of approximately 75% of Operating Company is reflected as a non-controlling interest in Tiptree’s consolidated financial statements. See “Overview” section of Management’s Discussion and Analysis and Notes 1 and 13 to the consolidated financial statements for further discussion of Tiptree’s capital and ownership structure.

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share and per share data)

	(Unaudited)
	March 31, 2014	December 31, 2013
Assets
Assets:
Cash and cash equivalents – unrestricted	$124,824	$120,557
Cash and cash equivalents – restricted	36,230	26,395
Trading investments, at fair value	32,834	35,991
Investments in available for sale securities, at fair value (amortized cost: $17,508 and $17,708 in 2014 and 2013, respectively)	17,662	17,763
Loans held for sale, at fair value ($15,776 pledged as collateral at March 31, 2014 )	15,776	—
Investments in loans, at fair value	198,887	171,087
Loans owned, at amortized cost – net of allowance	42,105	40,260
Investments in partially-owned entities	8,566	9,972
Real estate	105,853	105,061
Policy loans	99,339	102,147
Deferred tax assets	2,932	3,310
Intangible assets	154,095	154,695
Goodwill	4,617	4,294
Other assets	46,099	49,201
Separate account assets	4,675,098	4,625,099
Assets of consolidated CLOs	1,390,599	1,414,616
Total assets	$6,955,516	$6,880,448
Liabilities and Stockholders’ Equity
Liabilities:
Derivative financial instruments, at fair value	978	598
U.S. Treasuries, short position	18,875	18,493
Debt	381,266	360,609
Policy liabilities	109,412	112,358
Other liabilities and accrued expenses	37,092	21,829
Separate account liabilities	4,675,098	4,625,099
Liabilities of consolidated CLOs	1,167,325	1,175,606
Total liabilities	6,390,046	6,314,592
Commitment and contingent liabilities
Stockholders’ Equity:
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued or outstanding	$—	$—
Common stock - Class A: $0.001 par value, 200,000,000 shares authorized, 10,610,281 and 10,556,390 shares issued and outstanding respectively	11	11
Common stock - Class B: $0.001 par value, 50,000,000 shares authorized, 30,968,877 and 30,968,877 shares issued and outstanding respectively	31	31
Additional paid-in capital	101,572	100,903

Accumulated other comprehensive income	93	33
Retained earnings	19,958	18,933
Total stockholders’ equity of Tiptree Financial Inc.	121,665	119,911
Non-controlling interest	362,732	361,354
Appropriated retained earnings of consolidated TAMCO	81,073	84,591
Total stockholders’ equity	565,470	565,856
Total liabilities and stockholders’ equity	$6,955,516	$6,880,448

See accompanying notes to consolidated financial statements.

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Three months ended March 31,
	2014	2013
Realized and unrealized gains:
Net realized gain on investments	$142	$154
Change in unrealized appreciation on investments	516	558
Income from investments in partially owned entities	344	89
Net realized and unrealized gains	$1,002	$801
Investment income:
Interest income	$5,363	$3,027
Separate account fees	5,487	5,306
Administrative service fees	12,352	11,931
Rental revenue	4,446	822
Gain on sale of loans held for sale, net	952	—
Other income	730	218
Total investment income	29,330	21,304
Total net realized and unrealized gains and investment income	$30,332	$22,105

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Three months ended March 31,
	2014	2013
Expenses:
Interest expense	$5,962	$3,835
Payroll expense	10,570	8,628
Professional fees	1,090	1,372
Change in future policy benefits	1,125	1,117
Mortality expenses	2,642	2,614
Commission expense	984	555
Depreciation and amortization expenses	1,563	943
Other expenses	6,156	3,474
Total expenses	30,092	22,538
Net income before taxes and income attributable to consolidated CLOs from continuing operations	240	(433)
Results of consolidated CLOs:
Income attributable to consolidated CLOs	11,986	16,564
Expenses attributable to consolidated CLOs	13,992	9,821
Net Income attributable to consolidated CLOs	(2,006)	6,743
Income before taxes from continuing operations	(1,766)	6,310
Provision for income taxes	429	1,299
(Loss) income from continuing operations	(2,195)	5,011
Discontinued operations:
Income from discontinued operations, net	—	841
Provision for income taxes	—	—
Discontinued operations, net	—	841
Net (loss) income	(2,195)	5,852
Less net income attributable to noncontrolling interest	298	4,105
Less net (loss) income attributable to VIE subordinated noteholders	(3,518)	429
Net income available to common stockholders	$1,025	$1,318
Net income (loss) per Class A common share:
Basic, continuing operations, net	$0.10	$0.05
Basic, discontinued operations, net	—	0.08
Net income basic	0.10	0.13
Diluted, continuing operations, net	0.10	0.05
Diluted, discontinued operations, net	—	0.08
Net income dilutive	$0.10	$0.13

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Three months ended March 31,
	2014	2013
Weighted average number of Class A common shares:
Basic	10,586,587	10,251,292
Diluted	10,586,587	10,251,292
See accompanying notes to consolidated financial statements.

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(in thousands, except share and per share data)
(Unaudited)

	Three months ended March 31,
	2014	2013
Net (loss) income	$(2,195)	$5,852
Other comprehensive income:
Net unrealized holding gains (losses) on securities available for sale net of tax expense/(benefit) of $31 and ($35)	57	(65)
Less: reclassification adjustment for net gains included in net (loss) income net of tax expense of $2 and $11	3	20
Total comprehensive (loss) income	(2,141)	5,767
Less: comprehensive (loss)/income attributable to non-controlling interests and VIE subordinated noteholders	(3,220)	4,534
Total comprehensive income available to Class A common stockholders	$1,079	$1,233

See accompanying notes to consolidated financial statements

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share and per share data)
(Unaudited)

	Class A Common Stock		Class B Common Stock
	Number of shares	Common stock	Number of shares	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Appropriated retained earnings of consolidated TAMCO	Retained earnings	Non-controlling interest	Total
Balance at December 31, 2013	10,556,390	$11	30,968,877	$31	$100,903	$33	$84,591	$18,933	$361,354	$565,856
Stock-based compensation to directors for services rendered	6,446	—	—	—	48	—	—	—	—	48
Stock-based compensation to employees and other	47,445	—	—	—	352	—	—	—	—	352
Contribution	—	—	—	—	—	—	—	—	14	14
Net unrealized gains and losses on available for sale securities (net of tax of $33)	—	—	—	—	—	60	—	—	4	64
Dividends paid	—	—	—	—	—	—	—	—	(43)	(43)
Purchase of majority ownership of subsidiary	—	—	—	—	—	—	—	—	1,281	1,281
Net changes in non-controlling interest	—	—	—	—	269	—	—	—	(176)	93
Net (loss) income	—	—	—	—	—	—	(3,518)	1,025	298	(2,195)
Balance at March 31, 2014	10,610,281	$11	30,968,877	$31	$101,572	$93	$81,073	$19,958	$362,732	$565,470

See accompanying notes to consolidated financial statements

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three months ended March 31,
	2014	2013
Cash flows from operating activities:
Net income available to common stockholders	$1,025	$1,318
Net income attributable to non-controlling interest	298	4,105
Net (loss) income attributable to VIE subordinated note holders	(3,518)	429
Net (loss) income	(2,195)	5,852
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net realized gain – trading securities	(142)	(155)
Increase/(decrease) in other liabilities and accrued expenses	14,156	(88)
Change in unrealized appreciation – trading securities	(516)	(558)
Income from investments in partially-owned entities, net	(344)	(89)
Deferred tax expense	343	1,251
Increase in other assets	(914)	(1,049)
Non cash incentive fee	16	—
Non cash compensation expense	53	92
Non cash interest from investments in loans	(99)	(38)
Accretion of discounts and depreciation expense	1,498	1,857
Amortization and write off of deferred financing costs	60	13
Accretion of mortgage note discount	(73)	5
(Decrease)/increase in policy liabilities	(2,946)	2,475
Operating activities from VIEs	35,195	1,293
Net cash provided by operating activities	44,092	10,861
Cash flows from investing activities:
Purchases of subsidiaries	(524)	(9,833)
Purchases of trading securities and loans carried at fair value	(52,372)	(24,668)
Purchases of available for sale securities	(2,429)	—
Purchases of real estate	(313)	(97)
Purchases of loans	(2,700)	(17,258)
Purchases of fixed assets	(2)	(2)
Increase in restricted cash	(9,834)	(215)
Acquisitions, net cash	7,213	(2,114)
Proceeds from mortgages held for sale	5,606	—
Proceeds from loan repayments	303	277
Proceeds from sales of trading securities	35,064	20,508
Proceeds from loans receivable	—	(1,224)
Proceeds from foreign exchange	—	45
Proceeds from sales of available for sale securities	2,601	2,590
Proceeds from maturities of available for sale securities	—	12

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

Proceeds from distributions paid by partially owned entities	278	—
Decrease/ (increase) in policy loans	2,807	(2,461)
Change due to consolidation of trusts	(34)	—
Investing activities from VIEs	15,384	(347,196)
Net cash provided by /(used in) investing activities	1,048	(381,636)

Cash flows from financing activities:
Capital distributions paid by subsidiaries	—	(810)
Principal payments under mortgage notes payable	(422)	(371)
Partial paydown of borrowings	(7,160)	(1,250)
Repurchase of common stock of subsidiary	—	(2)
Payment of placement costs	(200)	(38)
Proceeds from issuance of common units of subsidiaries	400	—
Proceeds from borrowings	6,598	—
Financing activities from VIEs	(40,089)	345,938
Net cash (used in)/provided by financing activities	(40,873)	343,467
Net increase/(decrease) in cash	4,267	(27,308)
Cash and cash equivalents – unrestricted – beginning of period	120,557	88,563
Cash and cash equivalents – unrestricted – end of period	$124,824	$61,255
Supplemental disclosure of cash flow information:
Cash paid for interest	$10,295	$8,128
Cash paid for taxes	$782	$—
Non-cash investing and financing activities:
Capital change due to equity compensation	$53	$21
Net assets related to acquisitions	(3,275)	—
Non-cash financing costs	$—	$2,500

See accompanying notes to consolidated financial statements.

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
March 31, 2014
(Unaudited)

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
(2) Acquisitions

The following discussion summarizes the acquisition of businesses by Tiptree subsequent to December 31, 2013.
Luxury Mortgage Corp.

Tiptree completed the acquisition of 67.5% of Luxury in January 2014; therefore, Luxury is consolidated within Tiptree’s financial statements beginning with the first quarter of 2014 and reported in Tiptree’s specialty finance segment. Luxury’s operations include the origination, packaging and sale of agency, prime jumbo and super jumbo mortgage loans into the secondary market through whole loan sales. The loans are typically sold shortly after origination into a liquid secondary market.

Management has completed a preliminary assessment of the allocation of the fair value of the assets acquired and liabilities assumed from the Luxury acquisition in accordance with ASC 805 Business Combinations. The allocation of the purchase price is preliminary pending receipt of information necessary to identify and measure the assets acquired and the liabilities assumed. The Company anticipates finalizing the purchase price allocation as soon as practicable.
Accounting Policies

Substantially all loans originated by the Company are held for sale to permanent investors. The Company has elected to record all mortgage loans held for sale at fair value. The fair value of loans held for sale is determined using quoted prices for similar assets (level 2 inputs) and is determined on a loan by loan basis.

Luxury issues interest rate lock commitments (IRLC) to its customers, which are carried at estimated fair value on the Company’s consolidated balance sheet. The estimated fair values of these commitments are generally calculated by reference to quoted prices in secondary markets for commitments to sell certain government sponsored agencies. The fair values of these commitments generally result in a Level 2 classification.

Luxury’s revenues include interest income earned for the period the loans are on Luxury’s balance sheet, gain on sale income representing the difference between the fair value and the selling price of the related loan sold as well as fee income earned at origination.

(3) Summary of Significant Accounting Policies
The consolidated financial statements of Tiptree Financial Inc. were compiled in accordance with generally accepted accounting principles (“GAAP”) using the accounting policies set forth in Note 2 of Notes to Financial Statements included in the 2013 Annual Report on Form 10-K. In the opinion of management, all adjustments necessary for a fair presentation have been made and were all of a normal recurring nature.

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
March 31, 2014
(Unaudited)

Management believes there are no recently issued accounting standards not yet implemented that are applicable to the Company as of March 31, 2014.

(4) CLOs and Consolidated Variable Interest Entities
Telos Asset Management LLC (Telos), a subsidiary of the Company acquired in 2012, is a CLO manager of four CLOs; namely Telos CLO 2013-4, Ltd. (Telos 4), Telos CLO 2013-3, Ltd. (Telos 3), Telos CLO 2007‑2, Ltd. (Telos 2) and Telos CLO 2006-1, Ltd. (Telos 1). Prior to the acquisition of Tiptree Asset Management Company, LLC (TAMCO), the Company did not consolidate the then existing CLOs (Telos 1 and Telos 2) as it only held a residual interest which was recorded at fair value. The Company met the requirement to consolidate when it acquired the management rights of the CLOs.
The Company’s percentage ownerships of the subordinated notes of the CLOs as of March 31, 2014 are as follows: 7.11% (Telos 1), 95.45% (Telos 2), 0.00% (Telos 3) and 71.08% (Telos 4).
The term CLO generally refers to a special purpose vehicle that owns a portfolio of investments and issues various tranches of debt and subordinated debt obligations to finance the purchase of those investments. The investment activities of a CLO are governed by extensive investment guidelines, generally contained within a CLO’s “indenture” and other governing documents which limit, among other things, the CLO’s exposure to any single industry or obligor and provide that the CLO’s assets satisfy certain ratings requirements. Most CLOs have a defined investment period during which they are allowed to make investments and reinvest capital as it becomes available.
The assets of each of the CLOs are held solely as collateral to satisfy the obligations of the CLOs. The Company does not own and has no right to the benefits from, nor does it bear the risks associated with, the assets held by the CLOs, beyond its direct investments in, and investment advisory fees generated from, the CLOs. If the Company were to liquidate, the assets of the CLOs would not be available to its general creditors, and as a result, the Company does not consider them assets available for the benefit of its investors. Additionally, the investors in the CLOs have no recourse to the Company’s general assets for the debt issued by the CLOs. Therefore, this debt is not the Company’s obligation. For this reason the difference between the fair value of the assets and liabilities at initial consolidation and subsequent results attributable to the Variable Interest Entities (“VIE”) subordinated noteholders is reflected as appropriated retained earnings.
As of March 31, 2014 and December 31, 2013, the Company’s maximum exposure to loss related to the CLOs is limited to its investment in the CLOs of $33,842 and $38,459, respectively, as well as the management fees receivable of $3,122 and $3,616 as of March 31, 2014 and December 31, 2013, respectively. Both the carrying values of the Company’s investment in the CLOs and management fees receivable are eliminated upon consolidation.
On August 6, 2013, Telos entered into a new $100,000 warehouse agreement with Telos 2013-5, Ltd. (Telos 5) that was amended on September 25, 2013 to increase the amount to $140,000. As of March 31, 2014, $192,940 is carried as investments in loans at fair value and $139,150 as debt on the consolidated balance sheet of Tiptree. The Company’s exposure in Telos 5 is limited to its equity investment of $45,000 , the $35,000 that had been in place since December 31, 2013 along with an additional $10,000 investment added during the three months ended March 31, 2014. Subsequent to March 31, 2014, Telos 5 closed (see Note 19 “Subsequent Events”)

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
March 31, 2014
(Unaudited)

The table below represents the assets and liabilities of the consolidated CLOs that are included in the Company’s consolidated balance sheet as of the dates indicated. Subordinated debt obligations owned by Tiptree are not included in these tables as these amounts are eliminated in consolidation.

	March 31, 2014	December 31, 2013
Assets:
Restricted cash	$108,897	$67,604
Investment in loans	1,240,805	1,298,155
Investment in trading securities	20,166	19,366
Due from brokers	8,565	15,945
Accrued interest receivable	2,988	4,108
Deferred debt issuance costs	9,038	9,261
Other assets	140	177
Total assets of consolidated CLOs	$1,390,599	$1,414,616

Liabilities:
Notes payable	$1,128,113	$1,154,097
Due to brokers	30,760	11,479
Accrued interest payable	8,151	9,745
Other liabilities	301	285
Total liabilities of consolidated CLOs	$1,167,325	$1,175,606
The following table represents revenue and expenses of the consolidated CLOs included in the Company’s consolidated statements of operations for the periods indicated:

	Three months ended March 31,
	2014	2013
Income:
Realized loss loans	$(6,955)	$(663)
Unrealized gain loans	218	3,116
Interest income	18,723	14,111
Total income attributable to consolidated CLOs	$11,986	$16,564

Expenses:
Interest expense	$13,462	$9,611
Other expense	530	210
Total expenses attributable to consolidated CLOs	$13,992	$9,821

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
March 31, 2014
(Unaudited)

The tables below summarize the debt obligations of the CLOs consolidated by the Company as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	Aggregate Principal Amount	Spread over three Months LIBOR	Unamortized Discount	Carrying Amount
Description
Telos 4 (maturity July 2024)
Class A	$214,000	1.30%	$940	$213,060
Class B	46,500	1.80%	2,021	44,479
Class C	29,000	2.75%	1,372	27,628
Class D	19,250	3.50%	1,532	17,718
Class E	16,000	5.00%	1,942	14,058
Class X	3,500	0.95%	—	3,500
Subordinated	10,700	N/A	504	10,196

Telos 3 (maturity October 2024)
Class A	225,000	1.42%	—	225,000
Class B	36,500	2.25%	—	36,500
Class C	26,500	3.00%	559	25,941
Class D	18,000	4.25%	806	17,194
Class E	15,000	5.50%	1,486	13,514
Class F	6,000	5.50%	731	5,269
Subordinated	34,350	N/A	1,385	32,965

Telos 2 (maturity April 2022)
Class A-1	193,442	0.26%	23,909	169,533
Class A-2	40,000	0.40%	8,491	31,509
Class B	27,500	0.55%	7,346	20,154
Class C	22,000	0.95%	9,273	12,727
Class D	22,000	2.20%	11,699	10,301
Class E	16,000	5.00%	13,095	2,905
Subordinated	2,000	N/A	1,634	366

Telos 1 (maturity October 2021)
Class A-1D	35,017	0.27%	4,210	30,807
Class A-1R	13,131	0.29%	1,579	11,552
Class A-1T	48,149	0.27%	5,790	42,359
Class A-2	60,000	0.40%	12,426	47,574

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
March 31, 2014
(Unaudited)

Class B	27,200	0.49%	7,083	20,117
Class C	22,000	0.85%	9,048	12,952
Class D	22,000	1.70%	11,324	10,676
Class E	16,000	4.25%	12,772	3,228
Subordinated	40,223	N/A	25,892	14,331
	$1,306,962		$178,849	$1,128,113

	December 31, 2013
	Aggregate Principal amount	Spread over three Months LIBOR	Unamortized Discount	Carrying Amount
Description
Telos 4 (maturity July 2024)
Class A	$214,000	1.30%	$962	$213,038
Class B	46,500	1.80%	2,066	44,434
Class C	29,000	2.75%	1,401	27,599
Class D	19,250	3.50%	1,562	17,688
Class E	16,000	5.00%	1,976	14,024
Class X	3,500	0.95%	—	3,500
Subordinated	10,700	N/A	516	10,184

Telos 3 (maturity October 2024)
Class A	225,000	1.42%	—	225,000
Class B	36,500	2.25%	—	36,500
Class C	26,500	3.00%	570	25,930
Class D	18,000	4.25%	822	17,178
Class E	15,000	5.50%	1,512	13,488
Class F	6,000	5.50%	743	5,257
Subordinated	29,000	N/A	1,322	27,678

Telos 2 (maturity April 2022)
Class A-1	221,836	0.26%	28,216	193,620
Class A-2	40,000	0.40%	8,717	31,283
Class B	27,500	0.55%	7,532	19,968
Class C	22,000	0.95%	9,473	12,527
Class D	22,000	2.20%	11,900	10,100
Class E	16,000	5.00%	13,155	2,845
Subordinated	2,000	N/A	1,654	346

Telos 1 (maturity October 2021)

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
March 31, 2014
(Unaudited)

Class A-1D	39,270	0.27%	4,867	34,403
Class A-1R	14,726	0.29%	1,826	12,900
Class A-1T	53,996	0.27%	6,693	47,303
Class A-2	60,000	0.40%	12,781	47,219
Class B	27,200	0.49%	7,277	19,923
Class C	22,000	0.85%	9,261	12,739
Class D	22,000	1.70%	11,548	10,452
Class E	16,000	4.25%	12,861	3,139
Subordinated	40,223	N/A	26,391	13,832
	$1,341,701		$187,604	$1,154,097
(5) Operating segment data
The Company has four reportable operating segments. The Company’s operating segments are organized in a manner that reflects how management views these strategic business units. A description of each of the reportable segments is as follows:
•Insurance and Insurance Services operations are conducted by PFG, a majority owned subsidiary of Tiptree. PFG’s operating subsidiaries consist of Philadelphia Financial Life Assurance Company (PFLAC), Philadelphia Financial Life Assurance Company of New York (PFLACNY), Philadelphia Financial Distribution Company (PFDC), PFASC, and Philadelphia Financial Agency, Inc. (PFA). Philadelphia Financial’s principal insurance activity is the structuring, underwriting, marketing and administration of variable life insurance and variable annuity products to the high net worth market. Total separate account assets for policies written by PFG are $4,675,098. PFASC, acquired certain assets and administration rights from The Hartford on July 13, 2012. PFASC administers approximately $37.0 billion in COLI and BOLI policies for The Hartford.

•Specialty Finance activities are primarily conducted through the Company’s majority-controlled subsidiaries, MFCA, Luxury and Siena. MFCA is a specialty finance company that owns and manages a portfolio of non-investment grade and non-rated direct and indirect debt obligations of middle-market tax-exempt borrowers. Siena’s business consists of structuring asset-based loan facilities across diversified industries which include manufacturing, distribution, wholesale, and service companies. Luxury is a residential mortgage lender that originates in conforming FHA, prime jumbo and super jumbo mortgages for sale to institutional investors. In addition to MFCA, Luxury and Siena, Tiptree’s other specialty finance investments include principal investment holdings of CLO subordinated notes and a structured corporate loan portfolio.

•Asset Management activities are conducted through TAMCO, an SEC-registered investment advisor. TAMCO’s operating subsidiaries include: (1) Telos, an asset management company that specializes in investing in middle market corporate credit through managed accounts and structured investment vehicles, such as CLOs; (2) Muni Capital Management, LLC (MCM) which in addition to managing its own portfolio of tax-exempt securities, manages Non-Profit Preferred Funding Trust I (NPPF I), a structured tax-exempt pass-through entity that holds tax-exempt bonds for the benefit of unaffiliated investors; (3) Tiptree Capital Management, LLC, which provides services to Operating Company; and (4) TREIT, a real estate focused service provider.

•Real Estate primarily relates to the activities of Care LLC, a wholly-owned subsidiary of Tiptree which has a geographically diverse portfolio of senior housing assets including assisted-living, independent-living and memory care. Care LLC operates the business operated by Care Inc. prior to the Contribution Transactions (and this business as operated by Care Inc. and Care LLC is collectively referred to as Care). (See Note 13—Stockholder’s Equity—Contribution Transactions for further detail) In addition, Tiptree holds a 17% interest in Star Asia Finance, Limited (SAF), a 27.59% interest in Star Asia Opportunity, LLC (SAO) and a 50% interest in Star Asia Opportunity II, LLC (SAO II). The Star Asia entities are all Tokyo based real estate holding companies formed to invest in Asian properties and real estate related debt instruments.

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
March 31, 2014
(Unaudited)

The tabular information that follows shows components of revenue, expense, and profit or loss, for each of the operating segments for the periods ended March 31, 2014 and 2013 and total assets as of March 31, 2014 and December 31, 2013.
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

	Three months ended March 31, 2014
	Insurance and insurance services		Specialty finance	Asset management		Real estate	Corporate eliminations and other	Totals
Fee income	$17,839	(1)	$—	$—		$—	$—	$17,839
Rental revenue	—		—	—		4,446	—	4,446
Interest income	1,188		7,316	—		683	(3,824)	5,363
Other revenue	5		2,498	95	(2)	229	(143)	2,684
Intersegment revenues	—		78	3,368	(2)	—	(3,446)	—
Total revenue	$19,032		$9,892	$3,463		$5,358	$(7,413)	$30,332

Interest expense	$2,914		$2,148	$—		$978	$(78)	$5,962
Payroll expense	5,283		1,166	2,312		1,798	11	10,570
Professional fee expense	190		853	216		55	(224)	1,090
Other expense	8,274		1,777	331		2,119	(31)	12,470
Total expense	16,661		5,944	2,859		4,950	(322)	30,092
Segment profit/(loss)	$2,371		$3,948	$604		$408	$(7,091)	$240
Net loss attributable to consolidated CLOs								(2,006)
Less: non-controlling interest and net income attributable to the VIE subordinated noteholders								(3,220)
Discontinued operations								—
Income taxes								429
Net income available to common stockholders								$1,025
Segment assets	$4,994,314		$443,426	$9,743		$150,136	$1,357,897	$6,955,516

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
March 31, 2014
(Unaudited)

	Three months ended March 31, 2013
	Insurance		Specialty finance	Asset management		Real estate	Corporate eliminations and other	Totals
Fee income	$17,237	(1)	$—	$—		$—	$—	$17,237
Rental revenue	—		—	—		3,841	(3,019)	822
Interest income	1,181		5,008	—		324	(3,486)	3,027
Other revenue	32		564	137	(2)	455	(169)	1,019
Intersegment revenues	—		117	3,734	(2)	—	(3,851)	—
Total revenue	$18,450		$5,689	$3,871		$4,620	$(10,525)	$22,105

Interest expense	$3,134		$494	$—		$1,651	$(1,444)	$3,835
Payroll expense	5,017		6	3,219		386	—	8,628
Professional fee expense	323		833	216		—	—	1,372
Other expense	8,177		574	135		2,725	(2,908)	8,703
Total expense	16,651		1,907	3,570		4,762	(4,352)	22,538
Segment profit/(loss)	$1,799		$3,782	$301		$(142)	$(6,173)	$(433)
Net income attributable to consolidated CLOs								6,743
Less: non-controlling interest and net income attributable to the VIE subordinated noteholders								4,534
Discontinued operations								841
Income taxes								1,299
Net income available to common stockholders								$1,318
Segment assets as of December 31, 2013	$4,949,262		$385,987	$7,896		$170,683	$1,366,620	$6,880,448
(1) Includes separate account and administrative servicing fees
(2) Includes management fees which is a component of other income on the Company’s Consolidated Statements of Operations

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
March 31, 2014
(Unaudited)

(6) Available for Sale Securities
The amortized cost and fair values of available for sale securities held as of March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$11,014	$145	$(57)	$11,102
Corporate securities	6,325	79	(15)	6,389
Certificates of deposit	100	—	—	100
Asset-backed securities	69	2	—	71
	$17,508	$226	$(72)	$17,662

	December 31, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$11,965	$140	$(116)	$11,989
Corporate securities	5,567	71	(42)	5,596
Certificates of deposit	100	—	—	100
Asset-backed securities	76	2	—	78
	$17,708	$213	$(158)	$17,763

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
March 31, 2014
(Unaudited)

The following table summarizes the gross unrealized losses on available for sale securities in an unrealized loss position as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	Less Than or Equal to One Year		More Than One Year
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$3,408	$(34)	$1,155	$(23)
Corporate securities	1,750	(15)	147	—
Asset-backed securities	—	—	2	—
Total	$5,158	$(49)	$1,304	$(23)

	December 31, 2013
	Less Than or Equal to One Year		More Than One Year
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$5,543	$(102)	$854	$(14)
Corporate securities	2,253	(42)	67	—
Asset-backed securities	—	—	2	—
Total	$7,796	$(144)	$923	$(14)
At March 31, 2014, the Company held eight securities which were in an unrealized loss position for more than one year. The total unrealized losses on these securities were $23 and the fair value was $1,304. At December 31, 2013, the Company held five securities that were in an unrealized loss position for more than one year. The total unrealized loss on these securities was $14 and the fair value was $923. The unrealized losses were attributable to changes in interest rates and not credit-related issues. There have been no other-than-temporary impairments recorded by the Company for the periods ending March 31, 2014 or March 31, 2013.
The amortized cost and fair values of investments of these debt securities at March 31, 2014, by contractual maturity date, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$1,113	$1,121
Due after one year through five years	10,814	10,877
Due after five years through ten years	4,935	5,003
Due after ten years through twenty years	577	590
Asset-backed securities	69	71
	$17,508	$17,662

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
March 31, 2014
(Unaudited)

Purchases of available for sale debt securities were $2,429 and $0 for the periods ended March 31, 2014 and 2013, respectively. Proceeds from maturities of available for sale debt securities were $0 and $12 for these same periods. Proceeds from sales of available for sale debt securities for the period ended March 31, 2014 were $2,601 with associated gains of $5. For the same period in 2013, proceeds from sales of available for sale debt securities were $2,590 with associated gains of $33.

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
March 31, 2014
(Unaudited)

(7) Fair Value of Financial Instruments
The following tables show the fair values and carrying values of the Company’s financial assets and liabilities measured on a recurring basis and the associated fair value hierarchy amounts as of March 31, 2014 and December 31, 2013. Included are balances associated with the consolidated CLOs:

		March 31, 2014
Assets:	Quoted Prices in active markets Level 1	Other Significant Observable inputs Level 2	Significant unobservable inputs Level 3	Fair Value	Carrying Value
Trading investments:
Privately held equity securities (1)	$—	$—	$5,713	$5,713	$5,713
Tax exempt securities	—	23,701	3,456	27,157	27,157
CDO	—	—	440	440	440
CLO	—	—	840	840	840
Corporate bonds (2)	—	—	18,205	18,205	18,205
Total trading investments	—	23,701	28,654	52,355	52,355
Derivative assets:
IRLC	—	514	—	514	514
CDS	—	131	—	131	131
Total derivative assets	—	645	—	645	645
Total trading securities	—	24,346	28,654	53,000	53,000
Corporate loans (3)	—	1,052,127	387,410	1,439,537	1,439,537
Available for sale securities:
U.S. Treasury securities	7,420	—	—	7,420	7,420
Obligations of state and political subdivisions	—	3,682	—	3,682	3,682
Certificates of deposit	—	100	—	100	100
Corporate bonds	—	6,389	—	6,389	6,389
Asset-backed securities	—	71	—	71	71
Total available for sale securities	7,420	10,242	—	17,662	17,662

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
March 31, 2014
(Unaudited)

		March 31, 2014
	Quoted Prices in Active markets Level 1	Other Significant Level 2	Significant Unobservable inputs Level 3	Fair Value	Carrying Value

Separate Account Assets:
Cash	$4,570	$—	$—	$4,570	$4,570
Short-term investments	180,876	—	—	180,876	180,876
Debt Securities:
U.S. Treasury securities	18,084	—	—	18,084	18,084
U.S. government agencies	—	1,283	—	1,283	1,283
Municipal bonds	—	6,882	—	6,882	6,882
Asset-backed securities	—	7,648	—	7,648	7,648
Corporate bonds	—	15,911	—	15,911	15,911
Preferred stocks	1,163	—	—	1,163	1,163
Common stocks	107,400	—	—	107,400	107,400
Mutual funds	95,115	98,454	—	193,569	193,569
Real estate funds	—	—	2,738,934	2,738,934	2,738,934
Private equity	—	—	110	110	110
Hedge funds:
Multi-strategy	—	67,208	695,545	762,753	762,753
Long/short	—	18,922	82,170	101,092	101,092
Fund of funds	—	3,277	169,983	173,260	173,260
Event driven	—	—	85,551	85,551	85,551
Long only	—	34,948	20,532	55,480	55,480
Global Macro	—	13,440	6,851	20,291	20,291
Fixed income arbitrage	—	—	6,882	6,882	6,882
Master limited partnerships	—	134,630	51,583	186,213	186,213
Fixed income (non-arbitrage)	—	4,173	2,628	6,801	6,801
Other	—	—	69	69	69
Other	—	276	—	276	276
Subtotal - separate account assets	407,208	407,052	3,860,838	4,675,098	4,675,098
Total	$414,628	$1,493,767	$4,276,902	$6,185,297	$6,185,297
Liabilities:
Debt Securities:
U.S. Treasury securities	$18,875	$—	$—	$18,875	$18,875
Derivative Liabilities:
IRS	—	257	—	257	257

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
March 31, 2014
(Unaudited)

Credit Derivatives	—	721	—	721	721
Total derivative liabilities	—	978	—	978	978
Total	$18,875	$978	$—	$19,853	$19,853
(1) Includes $1,961 related to consolidated CLOs classified in Level 3.
(2) Includes $18,205 related to consolidated CLOs classified in Level 3.
(3) Includes $894,650 and $346,155 classified in Level 2 and Level 3, respectively, related to consolidated CLOs.

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
March 31, 2014
(Unaudited)

	December 31, 2013
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

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
March 31, 2014
(Unaudited)

	December 31, 2013
	Quoted Prices in Active markets Level 1	Other Significant Level 2	Significant Unobservable inputs Level 3	Fair Value	Carrying Value

Separate Account Assets:
Cash	$26,129	$—	$—	$26,129	$26,129
Short-term investments	171,927	—	—	171,927	171,927
Debt Securities:
U.S. Treasury securities	17,634	—	—	17,634	17,634
U.S. government agencies	—	1,436	—	1,436	1,436
Municipal bonds	—	8,014	—	8,014	8,014
Asset-backed securities	—	8,113	—	8,113	8,113
Corporate bonds	—	18,116	—	18,116	18,116
Preferred stocks	1,018	—	—	1,018	1,018
Common stocks	100,630	—	—	100,630	100,630
Mutual funds	195,736	—	—	195,736	195,736
Real estate funds	—	—	2,719,387	2,719,387	2,719,387
Private equity	—	—	138	138	138
Hedge funds
Multi-strategy	—	66,615	682,751	749,366	749,366
Long/short	—	19,115	84,315	103,430	103,430
Fund of funds	—	2,509	191,423	193,932	193,932
Event driven	—	—	86,724	86,724	86,724
Long only	—	34,787	20,305	55,092	55,092
Global Macro	—	13,157	8,245	21,402	21,402
Fixed income arbitrage	—	—	8,669	8,669	8,669
Master limited partnerships	—	102,394	28,814	131,208	131,208
Fixed income (non-arbitrage)	—	4,117	2,557	6,674	6,674
Other	—	—	73	73	73
Other	—	251	—	251	251
Subtotal - separate account assets	513,074	278,624	3,833,401	4,625,099	4,625,099
Total	$520,825	$1,758,094	$3,888,542	$6,167,461	$6,167,461
Liabilities:
Debt Securities:
U.S. Treasury securities	$18,493	$—	$—	$18,493	$18,493
Derivative Liabilities:

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
March 31, 2014
(Unaudited)

Credit Derivatives	—	598	—	598	598
Total	$18,493	$598	$—	$19,091	$19,091
(1) Includes $1,692 related to CLOs classified in Level 3.
(2) Includes $17,674 related to CLOs classified in Level 3.
(3) Includes $1,267,612 and $30,543 classified in Level 2 and Level 3, respectively, related to CLOs.

The following table represents additional information about assets that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value for the period ending March 31, 2014 and 2013:

	Fair value measurement for the three months ended March 31, 2014 using significant unobservable inputs Level 3	Fair value measurement for the three months ended March 31, 2013 using significant unobservable inputs Level 3
Balance at December 31,	$3,888,542	$3,504,623
Net realized gains/(losses)	880	3
Net unrealized gains/(losses)	149	4,209
Purchases	41,308	152,549
Sales	(68,691)	(45,589)
Issuances	531	—
Settlements	—	8
Transfers into/(out of) Level 3, net	370,433	5,177
Attributable to policyowner	43,750	130,110
Balance at March 31,	$4,276,902	$3,751,090
For the period ended March 31, 2014, $370,433 was transferred between Level 2 and Level 3 primarily due to the corporate bonds held by the consolidated CLOs, due to the limited depth of market price supporting the price on these instruments. For the period ended March 31 2013, $5,177 was transferred from Level 2 into Level 3, with the majority from corporate bonds held by the consolidated CLOs also due to limited depth of market price.
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

Assets	Fair Value at March 31, 2014	Fair Value at December 31, 2013	Valuation Technique	Unobservable input(s)	March 31, 2014 Range (Weighted average)	December 31, 2013 Range (Weighted average)
Tax-exempt municipal	179	274	Discounted cash flow	Short and long term cash flows	.56% - 33.68%	.58% - 33.68%
Total	$179	$274

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
March 31, 2014
(Unaudited)

The following tables show the fair values and carrying values of the Company’s financial assets and liabilities and the fair value hierarchy level(s) associated with these assets and liabilities as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	Level within Fair Value Hierarchy	Fair Value	Carrying Value
Assets:
Cash and cash equivalents-unrestricted	1	$124,824	$124,824
Cash and cash equivalents-restricted	1	36,230	36,230
Trading securities	2,3	32,834	32,834
Due from brokers, dealers, and trustees (1)	1	8,812	8,812
Due from separate accounts (1)	1	1,792	1,792
Loans held for sale	2	15,776	15,776
Investments in loans	2	198,887	198,887
Loans owned	2	49,310	42,105
Policy loans	3	99,339	99,339
Available for sale securities	1,2,3	17,662	17,662
Separate account assets	1,2,3	4,675,098	4,675,098
Assets of consolidated CLOs	2,3	1,390,599	1,390,599

Total Assets		$6,651,163	$6,643,958

Liabilities:
Debt securities-U.S. Treasury securities	1	18,875	18,875
Debt	3	379,218	381,266
Separate account liabilities	1,2,3	4,675,098	4,675,098
Due to brokers, dealers and trustees (2)	1	24,797	24,797
Derivative liabilities	2	978	978
Liabilities of consolidated CLOs	2,3	1,167,325	1,167,325

Total Liabilities		$6,266,291	$6,268,339
(1)    Included as a component of other assets on the Company’s consolidated balance sheets.
(2)    Included as a component of other liabilities on the Company’s consolidated balance sheets.

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
March 31, 2014
(Unaudited)

	December 31, 2013
	Level within Fair Value Hierarchy	Fair Value	Carrying Value
Assets:
Cash and cash equivalents-unrestricted	1	$120,557	$120,557
Cash and cash equivalents-restricted	1	26,395	26,395
Trading securities	2,3	35,991
Due from brokers, dealers, and trustees	1	6,956	6,956
Due from separate accounts	1	1,963	1,963
Investment in loans	2	171,087	171,087
Loans owned	2	48,212	40,260
Policy loans	3	102,147	102,147
Available for sale securities	1,2,3	17,763	17,763
Separate account assets	1,2,3	4,625,099	4,625,099
Assets of consolidated CLOs	2,3	1,414,616	1,414,616

Total Assets		$6,570,786	$6,526,843

Liabilities:
Debt securities-U.S. Treasury securities	1	$18,493	$18,493
Derivative liabilities	2	598	598
Debt	3	376,250	360,609
Due to brokers, dealer and trustees	1	8,193	8,193
Separate account liabilities	1,2,3	4,625,099	4,625,099
Liabilities of consolidated CLOs	2,3	1,175,606	1,175,606

Total Liabilities		$6,204,239	$6,188,598
(8) Derivative Financial Instruments
The Company utilizes derivative financial instruments as part of its overall investment activities. Investments in derivative contracts are subject to additional risk that can result in a loss of all or part of an investment. The Company’s derivative activities are primarily classified by underlying credit risk and interest. In addition, the Company is also subject to additional counterparty risk should the counterparties fail to meet the contract terms.
Credit Derivatives
Credit derivatives are generally defined as over-the-counter contracts between a buyer and seller of protection against the risk of default on a set of obligations issued by a specified reference entity. The Company is exposed to credit risk when there is an unfavorable change in the value of investments as a result of adverse movements in the underlying credit spreads and enters into these contracts as a buyer of protection so as to minimize the credit risk exposure of its investment portfolio.
Credit Default Swap Indices (CDX) are credit derivatives that reference multiple names through underlying baskets or portfolios of single name credit default swaps. The Company entered into a CDX contract during December 2013, with a notional amount of $20,000. The Company entered into this contract as a buyer of protection so as to minimize the credit risk exposure of its investment portfolio. The Company is required to post cash collateral for this position equal to an initial 7% of the notional amount, subject to increase based on additional maintenance margin as a result of decreases in value. As of March 31, 2014 total margin posted was $2,129 with an associated fair value of $(721).

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
March 31, 2014
(Unaudited)

Credit Default Swaps (CDS) are generally defined as over-the-counter contracts between a buyer and seller of protection against the risk of default on a set of obligations issued by a specified reference entity. The company is exposed to credit risk when there is an unfavorable change in the value of investments as a result of adverse movements in the underlying credit spreads and enters into these contracts as a buyer of protection so as to minimize the credit risk exposure of its investment portfolio. The Company is party to one CDS contract with a notional amount of $3,724 at March 31, 2014, with an associated fair value of $131.
Credit derivatives are included as a component of trading investments, at fair value, if in an asset position, or derivative financial instruments, if in a liability position, on the Company’s consolidated balance sheet.
Interest Rate Lock Commitments
The Company is exposed to certain risks in connection with its mortgage banking operations at Luxury. The Company is exposed to interest rate risk for certain interest rate lock commitments (“IRLCs”) until a purchaser for the related underlying loans is identified. The fair value of IRLCs is subject to change primarily due to changes in market interest rates. The notional amount of the Company’s IRLCs as of March 31, 2014 was $57,745 with an associated fair value of $514. As of March 31, 2014, the IRCLs were included as a component of trading investments, at fair value on the Company’s consolidated balance sheet.
Interest Rate Swaps
The Company is exposed to interest rate risk when there is an unfavorable change in the value of investments as a result of adverse movements in the market interest rates. The Company enters into interest rate swaps to protect against such adverse movements in the interest rates. The Company is not required to post collateral for these swaps as the underlying collateral for the loan also serves as collateral for the swaps. This is included as a component of derivative financial instruments, at fair value, on the Company’s consolidated balance sheet.
As of March 31, 2014, the Company had six interest rate swaps associated with Care with a fair value of $(257) and a notional amount of $43,988.
The following tables identify the fair value amounts of the derivative instruments as of March 31, 2014 and December 31, 2013, categorized by primary underlying risk:

	March 31, 2014
	Asset Derivatives
	Credit risk	Interest rate risk	Total
Credit default swap	$131	$—	$131
Interest rate lock commitments	—	514	514
Total	$131	$514	$645

	Liability Derivatives
	Credit risk	Interest rate risk	Total
Credit default swap indices	$721	—	$721
Interest rate swaps	—	257	$257
Total	$721	$257	$978

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
March 31, 2014
(Unaudited)

	December 31, 2013
	Asset Derivatives
	Credit risk	Interest rate risk	Total
Interest rate swaps	$—	$52	$52
Total	$—	$52	$52
	Liability Derivatives
	Credit risk	Interest rate risk	Total
Credit derivatives	$598	$—	$598
Total	$598	$—	$598
The following tables identify the unrealized gain/(loss) amounts included within the change in unrealized (depreciation)/appreciation of the consolidated statement of operations, categorized by primary underlying risk, for the periods ended March 31, 2014 and 2013:

Change in unrealized (depreciation)/appreciation - derivatives
	2014
	Credit risk	Interest rate risk	Total
Credit derivatives	$8	$—	$8
Interest rate lock commitments	52	—	52
Interest rate swaps	—	(309)	(309)
Total	$60	$(309)	$(249)

	2013
	Credit risk	Interest rate risk	Total
Credit derivatives	$(1,582)	$—	$(1,582)
Interest rate swaps	—	3,222	3,222
Total	$(1,582)	$3,222	$1,640

(9) Investments in Loans Held at Amortized Cost
The components of the Company’s loan portfolio measured at amortized cost were as follows as of March 31, 2014 and December 31, 2013:

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
March 31, 2014
(Unaudited)

	March 31, 2014	December 31, 2013
Commercial real estate - Care	$22,220	$22,335
Asset backed - Siena	17,894	16,493
Other loans	1,991	1,432
Total loans, net	$42,105	$40,260
Total loans include net deferred loan origination fees of $555 and $686 at March 31, 2014 and December 31, 2013, respectively.
Commercial Real Estate - Care
As of March 31, 2014 and December 31, 2013, the Company, through its subsidiary Care, had a loan investment that was secured by skilled nursing facilities, as well as collateral relating to assisted living facilities and a multifamily property. The properties securing the loan are all located in Louisiana. The Company performs a collateral valuation on these properties on an individual basis to determine if any impairment exists. As of both March 31, 2014 and December 31, 2013 no impairment existed on these properties.
Asset Backed - Siena
Siena structures asset-based loan facilities in the $1,000 to $20,000 range across diversified industries which include manufacturing distribution, wholesale, and service companies. As of March 31, 2014, the Company carried $17,894 in loans receivable on its consolidated balance sheet which is net of a participation interest of $290. Collateral for asset-backed loan receivables as of March 31, 2014 consisted of inventory, equipment and accounts receivable. Management reviews collateral for these loans on at least a monthly basis, or more frequently, if a draw is requested and as such has determined that no impairment existed as of March 31, 2014.
As of March 31, 2014 and December 31, 2013, there were no delinquencies in the Siena portfolio and all loans were classified as performing.
Other Loans
Care, through indirect subsidiaries of Care, owns two assisted living and memory care facilities located in upstate New York. The properties are leased to affiliates of Premier Senior Living, LLC (Premier), a privately-held owner and operator of senior housing facilities pursuant to a triple net master lease (Premier Master Lease). In connection therewith, an indirect subsidiary of Care, made a loan to the lessees of the properties. The loan is secured by a pledge of outstanding equity interest in the lessees. The cost basis in the loan at March 31, 2014 was approximately $700 which equals its carrying value. In addition, the Company granted two limited recourse loans totaling $423 and two limited recourse loan advances totaling $868 to two principals of Luxury Mortgage Corp.
(10) Investment in Real Estate

The following table contains information regarding the Company’s investment in real estate as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Land	$9,213	$9,213
Buildings and Improvements	99,414	97,671
Less: Accumulated depreciation and amortization	(2,774)	(1,823)
Total real estate, net	$105,853	$105,061

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
March 31, 2014
(Unaudited)

The Company completed a preliminary assessment of the allocation of the fair value of the real estate acquired from Heritage (including land, buildings, and equipment) in accordance with ASC 805 Business Combinations. The allocation of the purchase price is preliminary pending the receipt of information necessary to identify and measure the real estate acquired. The Company anticipates finalizing the purchase price allocation as soon as practicable.
(11) Debt
The long term debt of Tiptree’s subsidiaries are discussed below:
Operating Company
On September 18, 2013, Operating Company entered into a Credit Agreement with Fortress Credit Corp. (Fortress) and borrowed $50,000 thereunder, with an associated original issue discount of $1,000, which is being amortized over the term of the agreement. The Credit Agreement allows Operating Company to borrow additional amounts up to a maximum aggregate of $125,000, subject to satisfaction of certain customary conditions. The obligations of Operating Company under the Credit Agreement are secured by liens on substantially all of the assets of Operating Company. The principal of, and all accrued and unpaid interest on, all loans under the Credit Agreement become immediately due and payable on September 18, 2018. Loans under the Credit Agreement bear interest at a variable rate per annum equal to one-month LIBOR (with a minimum LIBOR rate of 1.25%), plus a margin of 6.50% per annum. The weighted average rate paid for the three months ended March 31, 2014 was 7.75%. The principal amounts of the loan is to be repaid in quarterly installments, the amount of which may be adjusted based on the Net Leverage Ratio (as defined in the Credit Agreement) at the end of each fiscal quarter.
As of March 31, 2014, $49,000 in principal was outstanding and was recorded as part of debt on the consolidated balance sheet of the Company. The Company is obligated to pay interest on a monthly basis and has incurred interest expense of $959 for the period ended March 31, 2014. The Company capitalized approximately $1,272 of costs associated with entering into the credit agreement transaction and is amortizing the costs ratably over the life of the facility. The Company recorded approximately $64 of expense for the period ended March 31, 2014 relating to these capitalized costs. Operating Company believes it was in compliance with all of the financial covenants contained in the Credit Agreement as of March 31, 2014.
Also included in debt are any warehouse lines outstanding associated with the Company’s CLOs. As of March 31, 2014 there was $139,150 outstanding for Telos 5.
PFG
On July 13, 2012, Philadelphia Financial Administration Services Company, LLC (PFASC), an entity capitalized by TFP and PFGI, purchased certain assets of Hartford Life Private Placement, LLC (HLPP) from affiliates of The Hartford Financial Services Group, Inc. (The Hartford) for a purchase price of $117,500. PFASC and certain insurance subsidiaries of The Hartford entered into a long-term servicing agreement whereby PFASC administers approximately $37.0 billion in company owned life insurance (COLI) and bank owned life insurance (BOLI) business previously serviced by HLPP in exchange for a fee. We refer to this transaction as the PFAS Transaction.

In connection with the PFAS Transaction, PFAS issued a note in July 2012 in the amount of $100,000 to a third party. The note bears an annual interest rate of 12.66% and provides for monthly interest and principal payments commencing on August 15, 2012, with final payment due on July 15, 2022. Membership interests of PFLAC, the borrower, serve as collateral for the note.
PFG believes it was in compliance with all of the financial covenants contained in the note as of March 31, 2014.

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
March 31, 2014
(Unaudited)

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
In February 2013, with Care’s acquisition of the Calamar Properties, affiliates of Care entered into two separate loans from Liberty Bank. Both of these loans amortize over a thirty year period at a weighted average fixed rate of 4.21%. These loans are secured by separate first priority mortgages on each of the properties. A breach of representations or covenants could result in a default under each of these loans, which would result in all amounts owing under the applicable loan to become immediately due and payable.
In December 2013, affiliates of Care refinanced an internal bridge loan for the Terraces Portfolio, by entering into two separate loans from First Niagara Bank. Both of these loans amortize over a twenty-five year period at a weighted average floating rate of LIBOR + 2.50%. These loans are secured by separate first priority mortgages on each of the properties. A breach of representations or covenants could result in a default under each of these loans, which would result in all amounts owing under applicable loan to become immediately due and payable.
Effective November 2013, in connection with the acquisition of The Heritage Portfolio, the Company entered into two separate loans from First Niagara Bank. Both of these loans amortize over a twenty-five year period at a floating rate of LIBOR + 2.75%. These loans are secured by separate first priority mortgages on each of the properties. A breach of representations or covenants could result in a default under each of these loans, which would result in all amounts owing under applicable loan to become immediately due and payable.
Each of these loan transactions described above contains typical representations and covenants for loans of its type. As of March 31, 2014, Care believes it was in compliance with such financial covenants.
Siena

On July 25, 2013, Siena closed on a line of credit with Wells Fargo Bank. This revolving line is for $65,000 with an interest rate of LIBOR + 250 basis points and a maturity date of January 25, 2017. As of March 31, 2014 there was $6,733 outstanding on this line. This warehouse line of credit contains certain covenants, which Siena believes that it is in compliance with as of March 31, 2014.
Luxury
In February 2014, Luxury entered into a new $30,000 warehouse line of credit agreement. The expiration date of the new line is February 5, 2015, and the line bears interest at 30-day LIBOR plus 2.75% with a 3% floor. A $250 compensating balance is required for the new line. Luxury’s three existing credit agreements contain customary financial covenants that require, among other items, minimum amounts of tangible net worth, profitability, maximum indebtedness ratios, and minimum liquid assets. As of March 31, 2014, Luxury believes it was in compliance or had obtained waivers of compliance with such financial covenants. Luxury’s ability to borrow under the warehouse line of credit agreements is not adversely affected by the waivers. The waivers are valid until June 30, 2014.

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
March 31, 2014
(Unaudited)

The following table summarizes the balance of the Company’s debt holdings excluding notes payable of consolidated VIE CLOs at (See Note 3 for notes payable of the consolidated VIE CLOs):

	March 31, 2014	December 31, 2013
Operating Company:
Warehouse borrowing	$139,150	$133,715
Revolving credit facility	49,000	49,500
Original issue discount on credit facility	(893)	(943)
Operating Company	187,257	182,272
PFG:
Note payable	89,515	91,015
Siena:
Revolving line of credit	6,733	5,371
Care:
Mortgage borrowings	81,731	82,151
Unamortized (discount)/premium	(185)	(200)
Care	81,546	81,951
Luxury:
Warehouse borrowing	15,468	—
Mortgage borrowings	747	—
Luxury	16,215	—
Total debt	$381,266	$360,609
Interest expense of $5,532 and $4,816 was incurred on the Company’s debt for the period ended March 31, 2014 and 2013 respectively.
Future maturities of the Company’s long-term debt (excluding warehouse borrowing) are as follows as of March 31, 2014:

2014	$11,360
2015	13,665
2016	13,739
2017	21,232
2018	54,423
Thereafter	112,588
Total	$227,007

Consolidated CLOs
The Company includes in its consolidated balance sheets, as part of liabilities of consolidated CLOs, the debt obligations used to finance the investment in corporate loans and other investments owned by the CLOs that it manages. The carrying amount of the notes represents the accreted value from the initial consolidation and is recognized through the measurement

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
March 31, 2014
(Unaudited)

date using the effective interest method or a method that approximates the effective interest method. See Note 4 for additional information.
(12) Income Taxes

The total income tax expense of $429 and $1,299 for the periods ended March 31, 2014 and 2013 respectively, is reflected as a component of net income (loss) from continuing operations.

For the period ended March 31, 2014, the Company’s effective tax rate on income from continuing operations, adjusted for the net loss attributable to the VIE subordinated noteholders, is equal to 24.5%, which does not bear a customary relationship to statutory income tax rates. The tax rate for the period ended March 31, 2014 is lower than the U.S. statutory income tax rate of 35% primarily due to the partnership income not subject to tax partially offset by state income taxes. Prior periods do not have comparable effective tax rates as the Company, as a REIT, was not subject to income taxes.

On September 13, 2013, the Internal Revenue Service issued final Tangible Property Regulations (TPR) under Internal Revenue Code (IRC) Section 162 and IRC Section 263(a), which prescribe the capitalization treatment of certain repair costs, asset betterments and other costs which could affect temporary deferred taxes.  Although the regulations are not effective until tax years beginning on or after January 1, 2014, certain portions may require an accounting method change on a retroactive basis, thus requiring an IRC Section 481(a) adjustment related to fixed and real asset deferred taxes.  Pursuant to U.S. GAAP, as of the date of the issuance, the release of the regulations is treated as a change in tax law.  Therefore, we are required to determine whether there will be an impact on our financial statements as of December 31, 2013.  We have analyzed the expected impact of the new regulations on our financial position at March 31, 2014 and determined that such impact is not significant.  We will continue to monitor any future changes in the TPR prospectively.

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
March 31, 2014
(Unaudited)

(13) Stockholders’ Equity

Tiptree’s authorized capital stock consists of 100,000,000 shares of preferred stock, $0.001 par value, 200,000,000 shares of Class A common stock, $0.001 par value, and 50,000,000 shares of Class B common stock, $0.001 par value. As of March 31, 2014 and December 31, 2013, no shares of preferred stock were issued and outstanding. As of March 31, 2014 and December 31, 2013 there were 10,610,281 and 10,556,390 shares of Class A common stock issued and outstanding, respectively. As of both March 31, 2014 and December 31, 2013, there were 30,968,877 of Class B common stock issued and outstanding, respectively.

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

As a result of the Contribution Transactions, Tiptree does not qualify to be taxed as a REIT for Federal income tax purposes and became a taxable corporation effective January 1, 2013 due to the nature of the assets and the businesses contributed by TFP. As a REIT, Care Inc. was generally not subject to U.S. federal corporate income tax on its taxable income distributed to stockholders. However, even as a REIT, Care Inc. was subject to U.S. federal income and excise taxes in various situations, such as on Care Inc.’s undistributed income. See Note 12 for a discussion of income taxes.

On July 1, 2013, in conjunction with the Contribution Transactions, Operating Company issued warrants to TFP, to purchase an aggregate of 2,098,500 shares of membership units at an exercise price of $8.48 per share which is immediately exercisable and expires on June 12, 2017 and another warrant to purchase 1,510,920 shares of membership units at an exercise price of $5.36 per share which is immediately exercisable and expires on June 30, 2022. TFP paid $4,328 and $6,846, respectively, for these. Since these warrants were issued by Operating Company, they are not included as a component of stockholders’ equity of the Company. TFP also owns a warrant to purchase 652,500 shares of Class A common stock at $11.33 per share which is immediately exercisable and expires on September 30, 2018.

Pursuant to Operating Company’s limited liability operating agreement, at any time after July 1, 2014, TFP will have the right to redeem common units of Operating Company (including any common units issued upon exercise of the warrants

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
March 31, 2014
(Unaudited)

described above) for an equal number of shares of Class A common stock of Tiptree (and an equal number of shares of Class B common stock held by TFP will be canceled). Tiptree may instead, at its election, deliver a cash amount (or combination of cash and Class A common stock) based on the fair market value of the Class A common stock on the redemption date. On May 2, 2012, the Company announced that TFP is allowing its limited partners to direct it to redeem Operating Company Units held by TFP on their behalf. See Note 19—“Subsequent Events.”

For the three months ended March 31, 2014, the Company did not declare or pay a dividend. For the first quarter of 2013, the Company declared a dividend of $0.135 per share of common stock, which was paid in the second quarter of 2013.

(14) Stock Based Compensation

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

As of December 31, 2013, no common shares remained for future issuance under the 2007 Equity Plan.

The following table summarizes changes to the issuances of Restricted Stock Units under the Company’s 2007 Equity Plan for the periods indicated:

Number of shares
Unvested units as of December 31, 2012	102,984
Granted	19,310
Vested	(45,263)
Forfeited	(4,728)
Unvested units as of December 31, 2013	72,303
Granted	—
Vested	(18,716)
Forfeited	—
Unvested units as of March 31, 2014	53,587

Included in vested shares for 2014 are 140 shares surrendered to pay taxes on behalf of the employees with shares vesting.
The Board adopted the Tiptree 2013 Omnibus Incentive Plan (2013 Equity Plan) on August 8, 2013. The plan provides for the issuance of equity and equity-based awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock awards and other awards based upon the Company’s Class A common stock that may be made to directors and executive officers, employees and to the Company’s advisors and consultants who are providing services to the Company as of the date of the grant of the award. The general purpose of the 2013 Equity Plan is to attract, motivate and retain selected employees, consultants and directors for the Company, to provide them with incentives and rewards for superior performance and to better align their interests with the interests of the Company’s stockholders. As of March 31, 2014, 28,869 shares of immediately vested Class A common stock with an aggregate fair market value of $223 were issued to employees and persons providing services to the Company as incentive compensation under the 2013 Equity Plan. The

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
March 31, 2014
(Unaudited)

number of remaining shares of Tiptree’s Class A common stock available for award under the 2013 Equity Plan is 1,814,116 shares of Class A common stock. Unless otherwise extended by the Board, the 2013 Equity Plan terminates automatically on August 8, 2023, the tenth anniversary of its adoption by the Board. As of March 31, 2014, there was no restricted stock unit activity associated with the 2013 Equity Plan.
Shares of common stock issued to the Company’s independent directors in respect to their annual retainer fees have been issued under the 2013 Equity Plan. During the period ended March 31, 2014, the Company issued 6,446 immediately vested shares of Class A common stock with an aggregate fair value of $49 to the Company’s independent directors as part of their annual retainer.
The following table summarizes changes to the issuances under the Company’s 2013 Equity Plan:

Number of shares
Available for issuance as of December 31, 2013	1,849,431
Shares Issued	(35,315)
Available for issuance as of March 31, 2014	1,814,116
In June 2007, the Company adopted the Care Investment Trust Inc. Manager Equity Plan, which will automatically expire on the 10th anniversary of the date it was adopted. As of March 31, 2014, 134,629 common shares remain available for future issuances. No shares have been issued since March 30, 2012 from this plan.
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
As of March 31, 2014, the total unrecognized compensation cost related to restricted units was $300, which is expected to be recognized as compensation expense over a weighted average period of 1.4 years.
Restricted unit expense was $12 and $6 for the three month periods ended March 31, 2014 and 2013, respectively. These expenses are included within payroll expense in the consolidated statement of operations.
Philadelphia Financial Group, Inc.
On October 14, 2010, the PFG board of directors adopted the PFG Plan. A total of 546,136 shares of common stock of PFG were reserved and available for issuance under the PFG Plan. The number of shares of PFG stock was increased to 583,300 during 2012. As of March 31, 2014, 564,092 shares have been granted to PFG employees.
Under the terms of the PFG Plan, the common stock shares shall vest and become nonforfeitable with respect to one-third of the shares initially granted on each of the first, second, and third anniversaries of the grant date. Grant dates were April 16, 2012, December 19, 2012 and March 8, 2013.
The Company has determined that the measurement date for shares granted under the PFG Plan awarded to employees occurs when the PFG common stock vests. The fair value of the unvested common stock granted is initially estimated based on the fair value of the individual assets and liabilities of PFG on the date of grant, and subsequently re-measured on each reporting date throughout the vesting period with changes in fair value during the requisite service period recognized as compensation cost through that period. The per unit fair value of unvested PFG common stock was $1.35 and $2.03 as of March 31, 2014 and December 31, 2013, respectively.

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
March 31, 2014
(Unaudited)

As of March 31, 2014 the total unrecognized compensation cost related to PFG common stock was $73, which is expected to be recognized as compensation expense over a weighted average period of 1.2 years. Total unrecognized compensation cost was $89 as of December 31, 2013.
Expense incurred for PFG stock issued under the plan was $16 for both periods ended March 31, 2014 and 2013, respectively.
(15) Commitments and Contingencies
Contractual Obligations
The table below summarizes the Company’s contractual obligations for the periods indicated. In addition, the Company has off balance sheet arrangements in the form of letters of credit.

	March 31, 2014	December 31, 2013
Mortgage notes payable and related interest (1)	$107,623	$107,705
Notes payable (2)	90,039	91,015
Notes payable CLOs (3)	1,306,962	1,341,701
Warehouse borrowing (4)	63,944	49,500
Operating lease obligations (5)	14,533	6,437
Revolving line of credit (6)	6,733	5,371
Commitments to extend credit (7)	60,345	—
Commitments to sell loans (8)	57,745	—
Standby letters of credit (9)	322	—
Total	$1,708,246	$1,601,729

(1)	Mortgage notes payable include mortgage notes entered into by the Company in connection with its acquisition of several properties (See Note 11—Debt).

(2)
Notes payable relates to PFG’s acquisition of the administrative services rights from The Hartford, TFP payment for Series A preferred stock and common shares of PFG and Luxury promissory notes (See Note 11—Debt).

(3)	CLO notes payable principal is payable at stated maturity, 2021 for Telos 1, 2022 for Telos 2, 2024 for Telos 3 and 2024 for Telos 4 (See Note 4—CLOs and Consolidated Variable Interest Entities).

(4)
On September 18, 2013, Operating Company entered into a Credit Agreement with Fortress and borrowed $50,000 under the Credit Agreement. The Credit Agreement also includes an option for Operating Company to borrow additional amounts up to a maximum aggregate of $125,000, subject to satisfaction of certain customary conditions. The Company through its subsidiary Luxury has lines of credit with several lenders (See Note 11—Debt).

(5)
Minimum rental obligations for Care, Siena, Luxury and PFG office leases. For the three month periods ended March 31, 2014 and 2013, rent expense for the Company’s office leases were $570 and $363, respectively.

(6)
On July 25, 2013, TFI’s subsidiary Siena closed on a line of credit with Wells Fargo Bank. This revolving line is for $65,000 with an interest rate of LIBOR + 250 basis points and a maturity date of January 25, 2017. As of March 31, 2014 there was $6,733 outstanding on this line (See Note 11—Debt).

(7)
Tiptree’s subsidiary, Luxury, has interest rate lock commitments to extend credit which are agreements to make mortgage loans to customers, generally having fixed expiration dates or other termination clauses that may require payment of a fee. Since these commitments may expire without being funded in whole or in part the contract amounts are not necessarily indicative of future cash flows.

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
March 31, 2014
(Unaudited)

(8)	Tiptree’s subsidiary, Luxury, has commitments to sell mortgage loans, consisting of loans on which Luxury has made interest rate lock commitments, into the secondary market.

(9)	Tiptree’s subsidiary, Siena, issues standby letters of credit to customers which generally guarantee the borrower’s performance.
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
(16) Earnings Per Share
The Company calculates basic net income per common share based on the Company’s common stock outstanding as well as its unvested restricted share units. The unvested restricted share units are included because they are eligible to receive dividends. Diluted net income for the period takes into account the effect of dilutive instruments, such as any options on common shares, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of common shares outstanding. Diluted net income also includes the minimal dilutive impact of the 3,609,420 Operating Company warrants held by TFP as part of the Contribution Transactions as summarized in Note 13. Earnings per share data excludes Tiptree’s Class B common stock, as the Class B common stock evidences a voting right without any economic interest.
The following table presents a reconciliation of basic and diluted net income per common share for the periods ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Basic:
Net income	$1,025	$1,318

Weighted average number of Class A common shares outstanding (basic)	10,586,587	10,251,292
Basic earnings per share	$0.10	$0.13
Diluted:
Net income	$1,022	$1,310

Weighted average number Class A common shares outstanding (diluted)	10,586,587	10,251,292
Diluted earnings per share	$0.10	$0.13
The above table excludes the anti-dilutive effect of the 2008 warrant convertible into 652,500 shares because the exercise price of $11.33 was greater than the average market price during such periods.
(17) Dispositions, Assets Held for Sale and Discontinued Operations
On June 28, 2013, Care completed the sale of its membership interests in Care YBE Subsidiary LLC (Care YBE), which owns fourteen senior living facilities (Bickford Portfolio) to an affiliate of National Health Investors Inc. The Company has reclassified the income and expenses attributable to all properties sold prior to March 31, 2014 to discontinued operations related to its real estate segment. Expenses include an allocation of interest expense based on property

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
March 31, 2014
(Unaudited)

carrying values and cost of debt. The following illustrates the reclassification impact as a result of classifying properties as discontinued operations for the periods presented:

Three Months Ended March 31, 2013
Revenues:
Rental revenue	$3,018
Reimbursable income	328
Expenses:
Reimbursable expense	328
Interest expense	1,323
Other expenses	—
Depreciation and amortization	854
Income (loss) from discontinued operations, net	$841
There was no reclassification impact from disposed operations for the three months ended March 31, 2014.
(18) Accumulated Other Comprehensive Income
Activity in accumulated other comprehensive income/(loss) (AOCI), net of tax, for the periods ended March 31, 2014 and 2013, was as follows:

	Unrealized gains/ (losses) on securities	Total
Balance at December 31, 2012	$311	$311
Other comprehensive loss before reclassification	(25)	(25)
Amounts reclassified from AOCI	20	20
Period change	(45)	(45)
Balance at March 31, 2013	$266	$266

Balance at December 31, 2013	$33	$33
Other comprehensive loss before reclassification	63	63
Amounts reclassified from AOCI	3	3
Period change	$60	$60
Balance at March 31, 2014	93	93

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
March 31, 2014
(Unaudited)

The following table presents the reclassification adjustments out of AOCI included in net income and the impacted line items on the income statement for the period ended March 31, 2014:

Components of AOCI	Amount reclassified from AOCI	Affected line item in statement where net income is presented
Unrealized gains/ (losses) on available for sale securities
	$5	Net realized gains on investments
	5	Net change before tax
	2	Provision for income tax
	$3	Net change after tax
(19) Subsequent Events

The Company has evaluated events that have occurred from March 31, 2014 through May 14, 2014 (the date this Form 10-Q was filed), and except as already included in the notes to the consolidated financial statements, it believes that no events have occurred that would require recognition or additional disclosures in these audited consolidated financial statements.

On May 1, 2014, Telos 5, Ltd closed. As of March 31, 2014, $192,940 was carried as investments in loans at fair value and there was $139,150 in debt on TFI’s consolidated balance sheet.

On May 2, 2014, Tiptree announced that on the terms and conditions set forth in a Redemption Election Notice sent to limited partners of TFP on May 2, 2014, TFP is allowing limited partners of TFP to direct TFP to redeem membership units of Operating Company held by TFP, to occur simultaneously with the redemption by the limited partner of partnership units that indirectly represent the beneficial ownership of the number of shares of Class A common stock to be redeemed upon the redemption by TFP of membership units. The redemption rate is one partnership unit for each 2.798 shares of Class A common stock to be received; provided that, at Tiptree's election, it may instead pay a cash amount (or combination of cash and Class A common stock) equal to the average of the daily closing prices of the Class A common stock for the ten consecutive trading days immediately preceding the redemption date. If all of the limited partners of TFP were to elect to redeem their partnership units for Class A common stock, an additional 30,968,877 shares of Tiptree’s Class A common stock would be issuable (excluding 3,609,420 shares of Class A common stock issuable upon redemption of Operating Company units issuable upon exercise of warrants).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Except for the historical information included and incorporated by reference in this Quarterly Report on Form 10-Q, the information included and incorporated by reference herein are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements provide our current expectations or forecasts of future events and are not statements of historical fact. These forward-looking statements include information about possible or assumed future events, including, among other things, discussion and analysis of our future financial condition, results of operations and our strategic plans and objectives. When we use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “should,” “target”, “will,” or similar expressions, we intend to identify forward-looking statements.

The forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, many of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those described in the section entitled “Risk Factors” in Tiptree’s most recent Annual Report on Form 10-K.

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
We operate our business through Operating Company, which directly or indirectly owns all of our assets. Operating Company is owned 25% by Tiptree Financial Inc. and 75% by Tiptree Financial Partners, L.P. This report is being filed by Tiptree Financial Inc. but includes information relating to Operating Company that may be of interest to partners of Tiptree Financial Partners, L.P. Beginning on July 1, 2014, partnership units of Tiptree Financial Partners, L.P. are redeemable for Class A common stock of Tiptree Financial Inc. On May 2, 2012, the Company announced that TFP is allowing its limited partners to direct it to redeem Operating Company units held by TFP on their behalf. For more information on our ownership and structure see “— Structure” and Notes 1 and 13 within the accompanying consolidated financial statements.
Our insurance operations are conducted through PFG, of which we own 93.71%, with the remainder owned by management and employees of PFG. PFG, through its insurance subsidiaries, develops and administers private placement insurance and annuities for high net worth and institutional clients. As of March 31, 2014, the total separate account assets for policies written by PFG were $4.7 billion. PFG, through its PFAS subsidiary, administered $37 billion of company-owned and bank-owned life insurance policies for other insurers.

Our specialty finance operations include (i) MFCA, a wholly-owned business which provides financing for tax-exempt organizations, (ii) a 62% ownership interest in Siena, a recently formed asset-based lender that offers asset-based loans to small and mid-sized U.S. businesses and (iii) a debt interest and a 67.5% ownership interest in Luxury, a residential mortgage lender that originates conforming prime jumbo and super jumbo mortgages for sale to institutional investors. As of March 31, 2014, MFCA had investments of $27.2 million and Siena has funded loans of $17.9 million of aggregate principal amount outstanding.

Our asset management operations include TAMCO, an SEC-registered investment adviser that, among other managerial and advisory entities, wholly-owns Telos Asset Management LLC (“Telos”), an asset manager focused on investing in corporate credit through managed accounts and structured investment vehicles, such as CLOs. As of March 31, 2014, Telos had approximately $1.5 billion of AUM. Our asset management operations also include MCM which manages NPPF I, a structured tax-exempt pass-through entity that holds tax-exempt bonds for the benefit of its investors. Interests in NPPF I in the form of tranched trust certificates are held solely by third parties unaffiliated with Tiptree. As of March 31, 2014, the underlying tax-exempt bonds held by NPPF I had an aggregate principal balance of $212.2 million.

Our real estate operations include (i) Care LLC, a wholly-owned real estate investment company that invests in senior housing properties, and (ii) interests in various Star Asia Entities, Tokyo based real estate holding companies formed to invest predominately in Asian properties and real estate related debt instruments. As of March 31, 2014, Care LLC had total assets of $141.6 million and the carrying value of our investment in the Star Asia entities was $12.3 million.

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

For additional information about our operating segments, see Note 5 to the financial statements.

Strategy
Tiptree’s primary strategy is to acquire controlling interests in a diversified group of businesses as described above. We look for companies that offer sustainable, long-term and stable financial performance. We may also make investments that are not controlling acquisitions, and or invest in debt instruments, and have done so in the past.

Our structure allows us to focus on being long term investors in our companies as some of our companies may require operational turnaround to build shareholder value. We provide managerial assistance to our companies as needed, which at times has included developing growth strategies and providing strategic advice regarding complementary acquisitions and new business initiatives, as well as providing incremental capital.

As part of our strategy, we may also seed new opportunities, which may include new product launches by our existing companies, new asset management products and new businesses to take advantage of market disruptions. Accordingly, over time our mix of businesses may change as a result of new initiatives and new investments.

Recent Developments

The following highlights certain developments during the quarter.

•	Completed the acquisition of Luxury Mortgage Corp. on January 31, 2014

•	Closed Telos CLO 2014-5 on May 1, 2014

Trends in Our Business and Outlook
Our results of operations are affected by a variety of factors, including general economic conditions and the resulting trends and market conditions specific to our businesses, some of which are discussed below.

A significant portion of Tiptree’s 2013 and first quarter of 2014 revenues were generated from administrative fees from our servicing of PFG’s COLI/BOLI policies. We expect the amount of administrative fees to remain relatively constant in 2014 unless significant policy holders terminate policies, in which case our revenues could decline.

After several quiet years in the CLO market, there has been increased issuance of CLOs in 2013 and during the first quarter of 2014, which led to new entrants and greater supply. We issued two new CLOs in 2013 and initiated a warehouse facility for a third CLO. On May 1, 2014, the warehouse facility closed and Telos CLO 2014-5 was issued. Depending on market conditions, we may seek to initiate a new warehouse facility in 2014. However, uncertainties regarding regulatory guidance in the banking sector resulted in some institutional investors curtailing purchases of CLO liabilities which has had a negative effect on CLO issuances. Credit spreads on AAA tranches have widened and, if not offset by contracting spreads on other liability tranches, could lead to lower returns on the subordinated notes on new CLOs. Accordingly we will continue to sponsor the same volume of CLOs in 2014 as we did in 2013.

The assets of our tax-exempt business, which consist primarily of fixed coupon instruments with long durations, are highly sensitive to changes in interest rates. The large decline in interest rates throughout 2012 significantly increased the market value of the tax-exempt assets. Throughout 2013, interest rates experienced further volatility; however ,the overall impact on the value of the tax-exempt assets for the year was relatively modest. The value of the assets have increased in the first quarter of 2014, but it is unclear whether this trend will continue.

Our asset based lending business was acquired in 2013 and continues to build its loan portfolio. This business was a negative contributor to net income in 2013, but we expect to reverse this trend as we achieve profitable scale in 2014, although we can make no assurance that this will be the case.

The mortgage market in which we operate is sensitive to interest rates and expected changes in interest rates. In the late summer and fall of 2013, the volume of mortgages dropped sharply because of changes in interest rates. In addition, it is unclear what impact new mortgage rules on qualifying mortgages may have on volume and profitability in 2014.

Our expenses increased in the first quarter of 2014 relative to the first quarter of 2013, primarily from additional expense associated with our acquisitions throughout 2013. Payroll expense and operating expenses increased with the acquisitions at Care LLC, Luxury and Siena. In addition, interest expense increased due to our credit and warehouse facilities. At PFG, the increase was primarily due to increased professional fees and other operating expenses. Management anticipates expenses to increase as these businesses continue to expand.

As a result of the $50 million borrowed under the credit agreement with Fortress and the $44 million of proceeds from the sale of the Bickford Portfolio in our real estate segment during 2013 (as described in Note 17—Dispositions, Assets Held for Sale and Discontinued Operations), we maintained a relatively larger cash balance. In 2014, we intend to deploy a significant amount of our cash balance to purchase assets, sponsor CLOs, support our existing business and to make new investments. To the extent we are unable to find suitable opportunities to deploy cash effectively, we could experience lower returns than we would expect from the deployment of cash into higher returning assets.

Tiptree Selected Consolidated Financial Data

The results presented in the table below are the consolidated results of Tiptree, which include its majority-owned subsidiaries, PFG, Care, MFCA, Siena, Luxury and TAMCO, as well as principal investments. Since acquisitions and dispositions occurred during the periods discussed below, it may be difficult to compare Tiptree’s results of operations from period to period as a result of purchase accounting adjustments, which only reflect the financial results of a new business from the point of acquisition forward, and dispositions, which are reflected in discontinued operations.

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

GAAP requires the consolidation of a VIE into the financial statements of the entity that is considered the VIE’s primary beneficiary. Generally, TAMCO’s contractual relationship as CLO collateral manager satisfy the criteria for TAMCO to be deemed the primary beneficiary of the CLOs that it manages. As a result, Tiptree is required to consolidate the CLOs into its financial statements. For economic purposes, as of March 31, 2014 the fair value of Tiptree’s direct investments in the subordinated notes of Telos 1, Telos 2 and Telos 4 was $54.9 million. For further detail on non-GAAP measures, see “Economic Net Income and Economic Book Value” within this section.

Income and expenses attributable to consolidated CLOs reflect all of the components of the CLOs: the interest income, interest expense, other related expenses, and most significantly, the mark-to-market of the underlying collateral assets. The unrealized gains and losses of the collateral assets are most affected by credit risk on the individual loans held by the CLOs. If, as a result of movement in the credit market, new loans are made at credit spreads wider than those held by the CLOs, the market value of loans held by the CLOs would decrease and could result in realized and unrealized losses. Since, under GAAP, we do not value the debt issued by the CLOs at market value, we would not recognize an offsetting decrease in the liabilities from such a change in credit spreads, which could make the reported realized and unrealized gains and losses appear larger or smaller than the economic impact on our results of operations. For economic purposes, we reverse the impact of the CLO consolidation and focus on the mark-to-market value of our underlying subordinated note positions. See “— Economic Net Income and Economic Book Value.”

Summary Consolidated Statements of Operations (in thousands)

	Three months ended March 31,		2013 vs 2012
	2014	2013	$ Variance	% Variance
Revenues:
Net realized and unrealized gains	$1,002	$801	$201	25.1%
Interest income	5,363	3,027	2,336	77.2
Separate account fees	5,487	5,306	181	3.4
Administrative service fees	12,352	11,931	421	3.5
Rental revenue	4,446	822	3,624	NM
Gain on sale of loans held for sale, net	952	—	952	100.0
Other income	730	218	512	234.9
Total revenue	$30,332	$22,105	$8,227	37.2%
Expenses:
Interest expense	$5,962	$3,835	$2,127	55.5%
Payroll expense	10,570	8,628	1,942	22.5
Professional fees	1,090	1,372	(282)	(20.6)
Change in future policy benefits	1,125	1,117	8	0.7
Mortality expenses	2,642	2,614	28	1.1
Commission expense	984	555	429	77.3
Depreciation and amortization expense	1,563	943	620	65.7
Other expenses	6,156	3,474	2,682	77.2
Total expenses	$30,092	$22,538	$7,554	33.5%
Net income before taxes and income attributable to consolidated CLOs from continuing operations	$240	$(433)	$673	(155.4)%
Results of consolidated CLOs:
Income attributable to consolidated CLOs	$11,986	$16,564	$(4,578)	(27.6)%
Expenses attributable to the consolidated CLOs	13,992	9,821	4,171	42.5
Net income attributable to consolidated CLOs	$(2,006)	$6,743	$(8,749)	(129.7)

Income before taxes from continuing operations	$(1,766)	$6,310	$(8,076)	(128.0)
Less provision for income taxes	429	1,299	(870)	NM
(Loss) income from continuing operations	$(2,195)	$5,011	$(7,206)	(143.8)%
Discontinued operations:
Income from discontinued operations, net	—	841	(841)	(100.0)
Discontinued operations, net	$—	$841	$(841)	(100.0)
Net income	$(2,195)	$5,852	$(8,047)	(137.5)%

Less net income attributable to noncontrolling interest	298	4,105	(3,807)	(92.7)%
Less net (loss) income attributable to VIE subordinated noteholders	(3,518)	429	(3,947)	NM
Net income available to Class A common stockholders	$1,025	$1,318	$(293)	(22.2)%

NM indicates the metric is not meaningful.

Statements of Operations Information - Three Months Ended March 31, 2014 compared to 2013
Total revenue
Total revenue for the period ended March 31, 2014 was $30.3 million, compared to $22.1 million for the same period in 2013, an increase of $8.2 million, or 37.2%. This increase was largely due to increases in rental revenue of $3.6 million from newly acquired Care properties, interest income of $2.3 million primarily from warehouse loans, net realized and unrealized gains on investments of $0.2 million primarily from our tax exempt business and the gain on sale of loans held for sale, net of $1.0 million.

Net realized and unrealized gains and losses
Realized and unrealized gains increased by $0.2 million, or 25.1%, for the period ended March 31, 2014 over 2013 levels. The increase from 2013 to 2014 was largely driven by the assets of our tax-exempt business. These assets consist of fixed coupon instruments with long durations are highly sensitive to changes in interest rates. The decline in interest rates compared to the 2013 period, resulted in $0.8 million of unrealized gains in 2014. Interest rates remained relatively flat in 2013; therefore the tax exempt portfolio remained relatively flat in the three months ended March 31, 2013 with $0.1 million of unrealized gains. This increase was offset, in part, by declines in unrealized gains relating to Tiptree’s interest rate swap positions relating to real estate operations and its U.S. Treasury short position of $0.5 million.
Interest income
Interest income on loan and security portfolios increased $2.3 million, or 77.2%, for the period ended March 31, 2014 compared to the same period in the prior year, primarily due to $1.6 million of interest income from loans held by warehouse facilities in 2014 in connection with the formation of new CLOs. In addition, additional interest income of $0.4 million from newly acquired real estate operations, interest income of $0.6 million was recorded for Siena and Luxury, respectively, in 2014. We did not own these businesses in the three month period ended March 31, 2013.

Separate account fees

Separate account fees increased $0.2 million, or 3.4%, for the period ended March 31, 2014 compared to the same period in the prior year. This increase was the result of higher average assets under management during 2014, which generated higher fees. Separate account assets were $4.7 billion at March 31, 2014 compared to $4.3 billion at March 31, 2013.

Administrative service fees

Administrative service fees increased $0.4 million, or 3.5%, for the period ended March 31, 2014 compared to the same period in the prior year. This increase was due to higher growth in assets under administration.

Gain on sale of loans held for sale, net
Gain on sale of loans held for sale, net for the period ended March 31, 2014 was $1.0 million compared to none in the prior period. This gain relates to the sale of loans within Luxury, which was acquired in the first quarter of 2014.
Other income
Other income increased $0.5 million, or 234.4%, from $0.2 million as of March 31, 2013 to $0.7 million as of March 31, 2014. This increase was largely attributable to income at Siena. Siena was acquired in the beginning of the second quarter of 2013 and was not included in the prior year comparative period.
Rental revenue
Rental revenues for the period ended March 31, 2014 from Care LLC were $4.4 million, an increase over the comparable period in 2013 due to Care LLC’s acquisition of additional properties that were not owned in the prior period.
Total expenses
Total expenses for the period ended March 31, 2014 were $30.1 million compared to $22.5 million for the same period in 2013, an increase of $7.6 million, or 33.5%. The primary drivers of this increase were $2.1 million of increased interest expense largely due to Tiptree’s new credit facility, a $1.9 million increase in payroll expenses from property acquisitions at Care and the acquisitions of Siena and Luxury during 2013, a $0.6 million increase in depreciation and amortization expense, and a $2.7 million increase in other expenses largely due to the acquisitions of Siena and Luxury during 2013.
Interest expense
The $2.1 million increase in interest expense for the period ended March 31, 2014 over the same period in 2013, was a result of $0.6 million related to borrowings associated with newly acquired real estate operations and $1.6 million related to Tiptree’s credit facility. Tiptree closed its credit facility during the third quarter of 2013 and as a result did not incur this expense in the prior year corresponding period.
Payroll expense
The $1.9 million increase in payroll expense for the period ended March 31, 2014 over the same period in 2013 consists of a $1.2 million increase relating to Siena and Luxury, and a $1.4 million increase relating to Care. The increase in payroll expense at Care is primarily due to consolidation of the operations of Heritage and Calamar in the period ended March 31, 2014. These properties were acquired later in the year in 2013 were not included in the results for the three months ended March 31, 2013. These increases were offset, in part, due to a net declines in expenses at other subsidiaries of approximately $0.6 million.
Depreciation and amortization expense
The $0.6 million increase in depreciation and amortization expense for the period ended March 31, 2014 compared to the same period in 2013 relates to an increase in depreciation expense largely as a result of the new properties acquired by Care in 2013 and depreciation expense relating to the Siena and Luxury acquisitions.
Other expenses
The $2.7 million increase in other expenses for the period ended March 31, 2014 compared to the same period in 2013 largely consists of expenses relating to approximately $1.1 million of higher professional fees and other general expenses at PFG as well as $0.9 million of expenses relating to Siena and Luxury.
Income attributable to consolidated CLOs
Income attributable to consolidated CLOs was $12.0 million in 2014 compared to $16.6 million in 2013, a decrease of $4.6 million, or 27.6%. This decrease resulted from an increase in realized losses of $6.3 million, and a decline in unrealized gains of $2.9 million, partially offset by an increase of $4.6 million in interest income attributable to the addition of Telos 4. The increase in realized losses in the consolidated CLOs is primarily related to Telos 1 and Telos 2 which are beyond their reinvestment period. Telos 1 and Telos 2 have entered their pay down period in which tranches of debt issued by the CLO are repaid in accordance with the CLOs priority of payments. As the debt tranches which are currently booked at discounted carrying value are paid down at par, a realized loss is recorded by the CLO.
Expenses attributable to the consolidated CLOs
The $4.2 million increase in expenses attributable to the consolidated CLOs consists of interest payments made by Telos 4 in 2014.
Provision for income taxes

The provision for income taxes decreased $0.9 million for the period ended March 31, 2014 from an income tax expense of $1.3 million in the prior period to an income tax expense of $0.4 million in the current period. The effective tax rate on income before taxes from continuing operations, adjusted for the net loss attributable to VIE subordinated noteholders, for the period ended March 31, 2014 was approximately 24.5%. The tax rate for the period ended March 31, 2014 is lower than the U.S. statutory income tax rate of 35% primarily due to partnership income not subject to tax partially offset by state income taxes.

Discontinued operations, net

Discontinued operations, net, decreased $0.8 million, or 100%, for the period ended March 31, 2014 compared to the same period in 2013. This is comprised of the income related to the Bickford Portfolio in 2013. For more detail on the Bickford Portfolio sale see Note 17—Dispositions, Assets Held for Sale and Discontinued Operations within the accompanying consolidated financial statements.

Net income attributable to noncontrolling interest

Net income attributable to noncontrolling interest represents the portion of net income generated by consolidated entities that are not attributable to Tiptree’s ownership interest in those entities.
Net (loss) income attributable to VIE subordinated noteholders
Since Tiptree consolidates the VIEs, all of the net income and expense of the VIEs is included in its consolidated results, even though Tiptree only benefits from the net income and incurs the net loss of the portion of the VIEs owned by it. Net (loss) income attributable to the VIE subordinated noteholders represents net (loss) income not attributable to Tiptree’s ownership interest in the VIEs. Therefore, higher net losses attributable to VIE subordinated noteholders increases net income available to Tiptree Class A stockholders. Conversely, higher income attributable to VIE subordinated noteholders decreases net income available to Tiptree Class A stockholders. The net loss attributable to the VIE subordinated noteholders for the period ended March 31, 2014 was $3.5 million, compared to net income of $0.4 million for the same period in 2013, a decrease of $3.9 million. The decrease was primarily due to losses of $3.5 million and $0.3 million in Telos 1 and Telos 2, respectively, partially offset by combined gains in Telos 3 and Telos 4 of $0.2 million.
Net income available to Class A common stockholders
Net income available to Class A common stockholders for the period ended March 31, 2014 was $1.0 million compared to net income of $1.3 million for the same period in 2013, a decrease of $0.3 million, or 22%. This decrease was largely due to the $8.7 million decrease attributable to the net impact of the consolidated CLOs on the net income available to Class A common stockholders. This decline, combined with a $3.8 million decline in net income attributable to noncontrolling interest, a $3.9 million decline in the net loss attributable to VIE subordinated noteholders and a $0.9 million decline in the provision for income taxes, each of which have had a beneficial affect to income available to Class A common stockholders, largely resulted in the overall $0.3 million decline for the quarter.

Balance Sheet Information - March 31, 2014 compared to December 31, 2013
Tiptree’s total assets increased $75.1 million, or 1.1%, at March 31, 2014 compared to year end December 31, 2013. This increase was driven primarily by an increase in separate account assets of $50.0 million at PFG, as well as an increase of $27.8 million in investments in loans at fair value due to the Telos 5 warehouse and a $15.8 million increase in mortgages held for resale at fair value due to Tiptree’s acquisition of Luxury. These increases were offset in part by declines of $24.0 million in the assets of the consolidated CLOS as Telos 1 and Telos 2 have been paying off debt by reducing their asset holdings.
Total liabilities increased $75.4 million over the prior year end largely due to an increase in separate account liabilities at PFG of $50 million, an increase in the notes payable relating to the Telos 5 warehouse facility of $5.4 million and a $14.9 million increase in notes payable relating to Luxury. Total stockholders’ equity of Tiptree as of March 31, 2014 increased to $121.7 million from $119.9 million largely as a result of increases in additional paid-in capital, accumulated other comprehensive income and retained earnings.

Segment Reporting
Tiptree has four reportable operating segments: insurance and insurance services, specialty finance, asset management and real estate (see Note 5 of the consolidated financial statements for a more detailed description of our segments). Tiptree’s operating segments are organized in a manner that reflects how management views its operations.
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
Each reportable segment’s measure of profit (loss) is reported before income taxes and includes discontinued operations and non-controlling interest, as this is how management views its segments.

	Three months ended March 31, 2014
	Insurance and insurance services		Specialty finance	Asset management		Real estate	Corporate eliminations and other	Totals
Fee income	$17,839	(1)	$—	$—		$—	$—	$17,839
Rental revenue	—		—	—		4,446	—	4,446
Interest income	1,188		7,316	—		683	(3,824)	5,363
Other revenue	5		2,498	95	(2)	229	(143)	2,684
Intersegment revenues	—		78	3,368	(2)	—	(3,446)	—
Total revenue	$19,032		$9,892	$3,463		$5,358	$(7,413)	$30,332

Interest expense	$2,914		$2,148	$—		$978	$(78)	$5,962
Payroll expense	5,283		1,166	2,312		1,798	11	10,570
Professional fee expense	190		853	216		55	(224)	1,090
Other expense	8,274		1,777	331		2,119	(31)	12,470
Total expense	16,661		5,944	2,859		4,950	(322)	30,092
Segment profit/(loss)	$2,371		$3,948	$604		$408	$(7,091)	$240
Net loss attributable to consolidated CLOs								(2,006)
Less: non-controlling interest and net income attributable to the VIE subordinated noteholders								(3,220)
Discontinued operations								—
Income taxes								429
Net income available to common stockholders								$1,025
Segment assets	$4,994,314		$443,426	$9,743		$150,136	$1,357,897	$6,955,516
(1) Includes separate account and administrative service fees
(2) Includes management fees

	Three months ended March 31, 2013
	Insurance		Specialty finance	Asset management		Real estate	Corporate eliminations and other	Totals
Fee income	$17,237	(1)	$—	$—		$—	$—	$17,237
Rental revenue	—		—	—		3,841	(3,019)	822
Interest income	1,181		5,008	—		324	(3,486)	3,027
Other revenue	32		564	137	(2)	455	(169)	1,019
Intersegment revenues	—		117	3,734	(2)	—	(3,851)	—
Total revenue	$18,450		$5,689	$3,871		$4,620	$(10,525)	$22,105

Interest expense	$3,134		$494	$—		$1,651	$(1,444)	$3,835
Payroll expense	5,017		6	3,219		386	—	8,628
Professional fee expense	323		833	216		—	—	1,372
Other expense	8,177		574	135		2,725	(2,908)	8,703
Total expense	16,651		1,907	3,570		4,762	(4,352)	22,538
Segment profit/(loss)	$1,799		$3,782	$301		$(142)	$(6,173)	$(433)
Net income attributable to consolidated CLOs								6,743
Less: non-controlling interest and net income attributable to the VIE subordinated noteholders								4,534
Discontinued operations								841
Income taxes								1,299
Net income available to common stockholders								$1,318
Segment assets as of December 31, 2013	$4,949,262		$385,987	$7,896		$170,683	$1,366,620	$6,880,448
(1) Includes separate account and administrative service fees
(2) Includes management fees
Segment Results - Period ended March 31, 2014 compared to 2013
Insurance and Insurance Services Operations
Total revenues for insurance operations were $19.0 million for period ended 2014, compared to $18.5 million for the same period in 2013, representing an increase of $0.5 million, or 3%. The primary driver of the increase was increased fee income from separate account fees and administrative service fees.
Total expenses for insurance operations for both the periods ended March 31, 2014 and 2013 were $16.7 million. There were no material fluctuations for any categories within total expense.
Total operating profit for insurance operations for 2014 was $2.4 million, compared to $1.8 million for 2013, an increase of $0.6 million, or 32%. This increase was primarily the result of increased fee income on administrative service fees.

Specialty Finance Operations
Total revenues for specialty finance operations for the period ended March 31, 2014 were $9.9 million, compared to $5.7 million for 2013, an increase of $4.2 million, or 74%. The increase was attributable to an increase in unrealized gains of $0.4 million due to increases in market values in 2014, as well as gains on the sale of loans from Luxury of $1.0 million. Also contributing to the increase was an increase in interest income of $2.3 million due to the revenue from the additional positions, related to the warehouse facilities. In 2013, this was related to the Telos 3 and Telos 4 warehouse facilities. In 2014, this related to the Telos 5 warehouse facility.
Total expenses for specialty finance operations for the period ended March 31, 2014 were $5.9 million, compared to $1.9 million for 2013, an increase of $4.0 million, or 211%. The increase was primarily the result of increases in interest expense of $1.7 million, payroll expense of $1.2 million, and other expense of $1.2 million due to the the inclusion of Siena and Luxury in results for 2014.
Total operating profit for specialty finance operations for the period ended March 31, 2014 was $3.9 million, compared to $3.8 million for 2013, an increase of $0.1 million, or 3%. This increase was driven primarily by the increase in interest income from the additional CLO warehouse facility positions, offset by the inclusion of the expenses of Siena and Luxury in the Company’s 2014 results.
Asset Management Operations
Total revenues for asset management were $3.5 million for the period ended March 31, 2014, a decrease of $0.4 million or 10% compared to $3.9 million for 2013. The decrease in revenue in 2014 was primarily attributable to lower management fees received from Telos 1 and Telos 2, offset in part by the addition of Telos 3 and Telos 4 and the associated management fees in 2014.
Total expenses for asset management were $2.9 million for the period ended March 31, 2014 compared to $3.6 million for 2013. This decrease of $0.7 million was primarily attributable to lower compensation related costs in 2014.
Total operating profit for asset management was $0.6 million for the period ended March 31, 2014 compared to $0.3 million in 2013, an increase of $0.3 million or 100%. The primary driver of this increase was lower compensation-related costs in 2014.
Real Estate Operations
Total revenues for real estate operations for the period ended March 31, 2014 were $5.4 million, compared to $4.6 million for 2013, an increase of $0.8 million, or 17%. This increase was primarily due to increased rental income from the acquisition properties not owned in the prior period.
Total expenses for real estate operations for the period ended March 31, 2014 were $5.0 million, compared to $4.8 million for 2013. This increase was primarily due to payroll expense associated with the consolidation of properties acquired since the prior period.
Total operating profit for real estate operations for 2014 was $0.4 million, compared to a loss of $0.1 million in 2013, an increase of $0.5 million. The primary driver of this increase was the additional properties acquired since the prior period.

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
Economic Net Income Components

The following table details the individual revenue and expense components of the non-GAAP measure ENI for the periods indicated (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenues:
Interest income	$190	$218
Dividend/distribution income	6,362	5,274
Realized gains (losses)	303	122
Unrealized gains	459	9,054
Management fee income	3,346	3,449
Total revenues	10,660	18,117
Expenses:
Compensation expense	2,324	3,447
Distribution expense (convertible preferred)	—	813
Interest expense	1,965	373
Professional fees and other	1,656	1,289
Total expense	5,945	5,922
Economic Net Income of Operating Company	4,715	12,195
Less: Economic Net Income attributable to TFP	3,511	9,157
Economic Net Income of Tiptree before tax provision	1,204	3,038
Less: Tax adjustment attributable to Tiptree	(213)	—
Economic Net Income of Tiptree	$1,417	$3,038

Reconciliation of GAAP Net Income to Economic Net Income
In addition to the other adjustments indicated in the table below, ENI includes the following adjustments: (i) adjustment to results from real estate to eliminate non-cash items similar to adjusted funds from operations (“AFFO”), which is a non-GAAP financial measure widely used in the real estate industry, (ii) in our insurance segment, adjustment for fair value on available for sale securities, which is a non-GAAP measure frequently used throughout the insurance industry, and (iii) in our specialty finance segment, VIEs are shown as if not consolidated.
The following is a reconciliation of GAAP Net Income attributable to Tiptree to ENI for the periods ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
GAAP Net Income of Tiptree	$1,025	$1,318
Plus: Tax adjustment attributable to Tiptree companies (1)	(835)	—
Plus: Portion of NCI held by TFP	552	4,004
GAAP Net Income of Operating Company	742	5,322

Adjustments:
Adjustments to results from real estate operations (2)	694	1,335
Effect of change in majority ownership of subsidiaries (3)	(10)	(142)
Fair value adjustments to carrying value (4)	(2,541)	4,773
Reversal of VIEs net losses (gains) attributable to TFI (5)	5,830	624
Reversal of TAMCO net gains for periods prior to acquisition of TAMCO (6)	—	(78)
TFP convertible preferred reclass of distributions to expense (7)	—	(813)
Foreign exchange reserve (8)	—	1,174
Economic Net Income of Operating Company	4,715	12,195
Less: Economic Net Income attributable to TFP	3,511	9,157
Economic Net Income of Tiptree before tax provision	1,204	3,038
Less: Tax adjustment attributable to Tiptree (9)	(213)	—
Economic Net Income of Tiptree	$1,417	$3,038

(1)	Tax provision adjustment for Tiptree to reflect tax benefits at certain entities which reduces the tax expense at Operating Company .

(2)
Adjustments to results from real estate operations includes the effects of straight lining lease revenue, expenses associated with depreciation and amortization, certain transaction expenses, non-cash equity compensation expenses, other non-cash charges, and incentive compensation adjustments for unconsolidated partnerships and joint ventures.

(3)
Effect of change in majority ownership of subsidiaries is the dilutive effect of Care Inc.’s issuance of shares related to the Contribution Transactions and stock-based compensation and the effect of Tiptree’s increased ownership of PFG due to the accretion of preferred shares.

(4)	Adjustment is to account at fair value for the CLO subordinated notes held by Tiptree and PFG’s available-for-sale securities. Fair values are obtained from independent third party pricing sources.

(5)	Reversal of VIEs net losses/(gains) attributable to Tiptree (see reconciliation table below in thousands):

	Three Months Ended March 31, 2014
	Tiptree pro rata portion of Net Income	Net Income (net of 1% NCI)	Tiptree’s ownership %
Telos 1	$(266)	$(3,744)	7.11%
Telos 2	(6,002)	(6,287)	95.45%
Telos 3	7	77	8.65%
Telos 4	431	607	71.08%
Total	$(5,830)	$(9,347)

	Three Months Ended March 31, 2013
	Tiptree pro rata portion of Net Income	Net Income (net of 1% NCI)	Tiptree’s ownership %
Telos 1	$(97)	$(1,363)	7.11%
Telos 2	(1,285)	(1,346)	95.45%
Telos 3	758	2,514	30.13%
Total	$(624)	$(195)

(6)
The purchase of TAMCO on June 30, 2012 was accounted for as a combination of entities under common control. As a result, the assets and liabilities of TAMCO were presented as if TAMCO had been consolidated by Tiptree on January 1, 2010. For non-controlling interest, we reversed the effect of this recasting of financial information for prior periods.

(7)
Convertible preferred distribution reclassified as expense for purposes of ENI so as to reflect a cost of capital charge for outstanding convertible preferred. This class automatically converted to common shares effective July 1, 2013.

(8)	Reflects the timing difference on the recognition of yen exposure GAAP versus ENI.

(9)	Tax adjustment for Tiptree Financial Inc. only and not its consolidated subsidiaries.
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
EBV as used by Tiptree may not be comparable to similar measures presented by other companies as it is a non-GAAP financial measure that is not based on a comprehensive set of accounting rules or principles and therefore may be defined differently by other companies. EBV should be considered in addition to, not as a substitute for, financial measures determined in accordance with GAAP. The following is a reconciliation of GAAP book value attributable to Tiptree to EBV as of March 31, 2014 and December 31, 2013 (in thousands except share data):

	March 31, 2014	December 31, 2013
Economic Book Value
GAAP TFI Total Capital	$565,470	$565,856
Less: Non-controlling interest in TFI	362,732	361,354
Less: Retained Earnings of consolidated TAMCO	81,073	84,591
GAAP Net Assets to Tiptree Class A Stockholders	121,665	119,911
Less: Net assets held directly at Tiptree	5,139	4,259
Plus: Portion of NCI held by TFP	339,865	339,283
GAAP Net Assets of Operating Company	456,391	454,935
Reversal of consolidation of TAMCO (including VIEs)(1)	(130,163)	(144,817)
Fair values of CLOs (2)	53,593	61,145
Value of TAMCO (3)	57,661	57,661
Adjustments to results from real estate operations (4)	4,374	3,711
Total Adjustments	(14,535)	(22,300)
Economic Operating Company Net Assets	$441,856	$432,635
Units outstanding (5)	41,579	41,525
Economic Tiptree Book Value Per Class A Share	$10.63	$10.42

(1)
Under GAAP, Tiptree is required to consolidate all of the assets and liabilities of the VIEs managed by TAMCO on Tiptree’s balance sheet regardless of Tiptree’s economic interest. See Note 2(c) to the consolidated financial statements included in the 2013 Annual Report on Form 10-K. Adjustment is reversal of consolidation of TAMCO and VIEs.

(2)	Adjustment includes the fair value of our ownership position in the VIEs, which has been reversed as described in note (1) above.

(3)	Values TAMCO at the lower of cost or market, and reflects the valuation of the purchase price based on the value of the partnership units issued in consideration for TAMCO.

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

(5)
Assumes full redemption of Operating Company units for Class A common stock. Operating Company is owned approximately 25% by Tiptree and approximately 75% by TFP. Tiptree’s ownership is equal to the number of shares of Class A common stock and pursuant to Operating Company’s limited liability agreement this ratio will remain 1:1. TFP’s ownership is equal to 2.798 times the number of TFP partnership units outstanding and this ratio is expected to remain 2.798:1. There were 11,068 and 11,068 partnership units outstanding as of March 31, 2014 and December 31, 2013, respectively. The basic EBV per partnership unit was $29.74 and $29.16 as of March 31, 2014 and December 31, 2013, respectively.

Liquidity and Capital Resources

Tiptree is a holding company and conducts all of its operations through Operating Company. Dividends and distributions from its subsidiaries to Operating Company and investments are the principal source of cash to make acquisitions, invest in existing businesses, pay employee compensation, dividends, professional fees (including advisory services, legal and accounting fees), office rent, insurance costs, and certain support services (including under the Transition Services Agreement and Administrative Services Agreement). Tiptree’s current source of liquidity is its cash, cash equivalents and investments and distributions from operating subsidiaries and principal investments, including subordinated notes of CLOs managed by Telos. At March 31, 2014, Tiptree had unrestricted cash of $124.8 million. As a result of the $50.0 million borrowed under the credit agreement with Fortress and the $44.0 million of proceeds from the sale of the Bickford Portfolio in our real estate segment during 2013, we are maintaining a relatively larger cash balance. In 2014, we intend to deploy a significant amount of our cash balance to purchase assets, sponsor CLOs, support our existing business and invest in new products. Tiptree intends to opportunistically acquire majority control of new businesses both in its existing financial services sectors and complementary sectors. Accordingly, Tiptree’s cash needs will differ over time from Tiptree’s historical cash needs and Tiptree may seek additional sources of cash to fund acquisitions or investments. These additional sources of cash may take the form of debt or equity and may be at the parent, subsidiary or asset level.
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
Consolidated Comparison of Cash Flows

Summary Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2014	2013
Net cash provided by/(used in):
Operating activities	$44,092	$10,861
Investing activities	1,048	(381,636)
Financing activities	(40,873)	343,467
Net increase in cash and cash equivalents	$4,267	$(27,308)

Operating Activities

Cash provided by operating activities for the period ended March 31, 2014 was $44.1 million, compared to $10.9 million for the comparable period in 2013, an increase of $33.2 million. Cash provided by operating activities from VIEs for the period ended March 31, 2014 was $35.2 million, a change of $33.9 million from cash provided of $1.3 million for the period ended March 31, 2013. Excluding the activity attributable to the VIEs, cash provided by operating activities declined $0.7 million. The decrease was largely attributable to the increase in other liabilities and accrued expenses of $14.2 million, offset by the $8.1 million decline in net income, and a $5.4 million decline in the change in policy liabilities. Other contributors to the decline were the $0.2 million change in combined unrealized appreciation in investments and a gain on partially owned entities. The $14.2 million increase in other liabilities and accrued expenses largely related to activity associated with the Telos 5 warehouse, as activity increased during the period and commitments were put in place to purchase assets. The $5.4 million decline in policy liabilities reflects movements in policy loan balances at PFG.

Investing Activities
Cash provided by investing activities for the period ended March 31, 2014 was $1.0 million, compared to cash used of $381.6 million for the comparable period in 2013, an increase of $382.6 million. Cash provided by investing activities from VIEs was $15.4 million for the period ended March 31, 2014, an increase of $362.6 million from cash used of $347.2 million for the period ended March 31, 2013. This change was primarily related to the formation of Telos 3 and Telos 4 in 2013. Excluding the activity attributable to the VIEs, cash used in investing activities decreased $20.1 million. This decrease was largely attributable to the decrease in purchases of subsidiaries of $9.3 million, a $14.6 million increase in the proceeds from sales of trading securities, a $14.6 million decrease in the purchase of loans, a $5.6 million increase in the proceeds of mortgages held for sale and a decrease of $5.3 million in the change in policy loans balances. These amounts were offset by the increase of $30.1 million for purchases of trading and available for sale securities and a $9.6 million increase in restricted cash balances. In addition, there was a $9.3 million increase in acquisitions, net cash, largely related to the acquisition of Luxury in 2014. The $27.7 million increase in the purchase of trading securities and loans, $9.1 million increase in restricted cash and approximately $4.6 million of the increase in proceeds from trading securities related to warehouse facility activity during the year. In addition, $4.8 million of the increase in proceeds from trading securities related to activity at MFCA. The $14.6 million decrease in purchases of loans related to activity at Siena in 2014 compared to 2013 activity relating to Care. The $5.3 million decrease in policy loans relates to activity at PFG. The $5.6 million increase in the proceeds of mortgages held for sale relates to activity at Luxury.
Financing Activities
Cash used in financing activities for the period ended March 31, 2014 was $40.9 million, compared to $343.5 million in cash provided for the comparable period in 2013, a decrease of $384.4 million. Cash used in financing activities for VIEs was $40.1 million for the period ended March 31, 2014 and cash provided by financing activities for VIEs was $345.9 million for the comparable period in 2013. Excluding the activity attributable to VIEs, cash used in financing activities decreased $1.7 million. The $1.7 million decrease was not a significant movement, but was largely the result of the varying nature of financing activities when comparing March 31, 2014 and March 31, 2013. In 2014, the Company borrowed $6.6 million and paid down debt of $7.2 million relating to the warehouse facilities. Approximately $5.4 million of the borrowings related to the warehouse facilities and the remainder related to borrowings at Siena, net of payments related to Tiptree’s credit facility. For the three months ended March 31, 2013, PFG paid down the $1.3 million in debt.
Indebtedness
On September 18, 2013, Operating Company entered into a Credit Agreement with Fortress and borrowed $50.0 million under the Credit Agreement. The Credit Agreement also includes an option for Operating Company to borrow additional amounts up to a maximum aggregate of $125.0 million, subject to satisfaction of certain customary conditions. The principal of, and all accrued and unpaid interest on, all loans under the Credit Agreement shall become immediately due and payable on September 18, 2018. Loans under the Credit Agreement bear interest at a variable rate per annum equal to the one-month London interbank offering rate (LIBOR), with a minimum LIBOR rate of 1.25%, plus a margin of 6.50% per annum. The principal amounts of the loans are to be repaid in consecutive quarterly installments, which installments may be adjusted based on the Net Leverage Ratio (as defined in the Credit Agreement) at the end of each fiscal quarter. The obligations of Operating Company under the Credit Agreement are secured by liens on substantially all of the assets of Operating Company. As of March 31, 2014, $49.0 million was outstanding on this obligation. The weighted average interest rate for 2014 was 7.75%. See Note 11 to the consolidated financial statements for a discussion of other debt instruments of our operating segments.

Contractual Obligations
The table below summarizes the Company’s contractual obligations for the periods indicated (in thousands). Not all of the Company’s commitments and contingencies are reflected on its consolidated balance sheets:

	March 31, 2014	December 31, 2013
Mortgage notes payable and related interest (1)	$107,623	$107,705
Note payable (2)	90,039	91,015
Notes payable CLOs (3)	1,306,962	1,341,701
Credit Agreement (4)	63,944	49,500
Operating lease obligations (5)	14,533	6,437
Revolving line of credit (6)	6,733	5,371
Commitments to extend credit (7)	60,345	—
Commitments to sell loans (8)	57,745	—
Standby letters of credit (9)	322	—
Total	$1,708,246	$1,601,729

(1)	Mortgage notes payable include mortgage notes entered into by the Company in connection with its acquisition of several properties (See Note 11—Debt).

(2)
Note payable relates to PFG’s acquisition of the administrative services rights from The Hartford, TFP payment for Series A preferred stock and common shares of PFG and Luxury promissory note (See Note 11—Debt).

(3)	CLO notes payable principal is payable at stated maturity, 2021 for Telos 1, 2022 for Telos 2, 2024 for Telos 3 and 2024 for Telos 4 (See Note 4—CLOs and Consolidated Variable Interest Entities).

(4)
On September 18, 2013, Operating Company entered into a Credit Agreement with Fortress and borrowed $50,000 under the Credit Agreement. The Credit Agreement also includes an option for Operating Company to borrow additional amounts up to a maximum aggregate of $125,000, subject to satisfaction of certain customary conditions. The Company through its subsidiary Luxury has lines of credit with several lenders (See Note 11—Debt).

(5)
Minimum rental obligations for Care, Siena, Luxury and PFG office leases. For the three month periods ended March 31, 2014 and 2013, rent expense for the Company’s office leases were $0.6 and $0.4 million, respectively.

(6)
On July 25, 2013, TFI’s subsidiary Siena closed on a line of credit with Wells Fargo Bank. This revolving line is for $65,000 with an interest rate of LIBOR + 250 basis points and a maturity date of January 25, 2017. As of March 31, 2014, there was $6,733 outstanding on this line (See Note 11—Debt).

(7)
Tiptree’s subsidiary Luxury has interest rate lock commitments to extend credit which are agreements to make mortgage loans to customers, generally having fixed expiration dates or other termination clauses that may require payment of a fee. Since these commitments may expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows.

(8)	Tiptree’s subsidiary Luxury has commitments to sell mortgage loans, consisting of loans on which Luxury has made interest rate lock commitments, into the secondary market.

(9)	Tiptree’s subsidiary Siena issues standby letters of credit to customers which generally guarantee the borrower’s performance.

Critical Accounting Policies and Estimates

The preparation of our financial statements in accordance with GAAP, which requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. There have been no material changes to the critical accounting policies and estimates as discussed in our 2013 Annual Report on Form 10-K. Refer to Note 2 (Acquisitions) for information regarding accounting principles associated with Luxury.

Recently Adopted Accounting Standards
In the first quarter of fiscal 2014, the Company adopted the following accounting standards:
In June 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-08, Financial Services-Investment Companies (ASC Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements. This ASU introduces a new approach for assessing whether an entity is an investment company. To determine whether an entity is an investment company for accounting purposes, Tiptree will now be required to evaluate the fundamental and typical characteristics of the entity including its purpose and design. The amendments in the ASU were effective for Tiptree in the first quarter of 2014. The Company completed its analysis of ASU No. 2013-08 and the adoption of this standard does not have a material effect on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (ASC Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force) (ASU 2013-11), which provides that a liability related to an unrecognized tax benefit would be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations in which a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of the jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit will be presented in the financial statements as a liability and will not be combined with deferred tax assets. The amendments are applied prospectively to all unrecognized tax benefits that exist at the effective date. ASU 2013-11 was effective for the Company beginning in the first quarter of fiscal 2014. The Company completed its analysis of ASU 2013-11 and the adoption of this standard does not have a material effect on the Company’s consolidated financial statements.

Off-Balance Sheet Arrangements

Luxury enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes, as well as commitments to sell real estate loans to various investors. Substantially all of Luxury’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. As of March 31, 2014, Luxury had $60.3 million outstanding in interest rate lock commitments to make mortgage loans and $57.7 million in commitments to sell mortgage loans consisting of loans on which Luxury has made interest rate lock commitments. In addition, Luxury issues standby letters of credit to customers which generally guarantee the borrower’s performance. Other than these commitments to originate and sell loans and letters of credit, the Company did not guarantee any obligations of unconsolidated entities, or express intent to provide additional funding to any such entities.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

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

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of March 31, 2014. Based upon that evaluation the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2014, the Company’s disclosure controls and procedures were effective in causing material information relating to the Company to be recorded, processed, summarized and reported by management in a timely basis and ensuring the quality and timeliness of the Company’s public disclosures with SEC disclosure obligations.

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

Item 1A. Risk Factors

For information regarding factors that could affect our Company, results of operations and financial condition, see the risk factors discussed under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. There has been no material change in those risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits, Financial Statement Schedules

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Tiptree Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.
Tiptree Financial Inc.
Date: May 14, 2014    By:/s/ Geoffrey N. Kauffman
Geoffrey N. Kauffman
Chief Executive Officer

Date: May 14, 2014                    By:/s/ Julia Wyatt
Julia Wyatt
Chief Financial Officer

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
101.CAL    XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB    XBRL Taxonomy Extension Label Linkbase Document*
101.PRE    XBRL    Taxonomy Extension Presentation Linkbase Document*
101.DEF    XBRL Taxonomy Extension Definition Linkbase Document*
* Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets for March 31, 2014 and December 31, 2013, (ii) the Consolidated Statements of Operations for the periods ended March 31, 2014 and 2013, (iii) the Consolidated Statements of Comprehensive Income for the periods ended March 31, 2014 and 2013, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the period ended March 31, 2014, (v) the Consolidated Statements of Cash Flows for the periods ended March 31, 2014 and 2013 and (vi) the Notes to the Consolidated Financial Statements.
** Denotes a management contract or compensatory plan, contract or arrangement.