Form 10-Q
period 2014-06-30
TIPTREE FINANCIAL INC.
filed 2014-08-12
CIK 1393726

E

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly period ended June 30, 2014
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
Large accelerated filer ☐                    Accelerated filer ☐
Non-accelerated filer ☐ Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 12, 2014, there were 21,720,761 shares, par value $0.001, of the registrant’s Class A common stock outstanding and 19,871,939 shares, par value $0.001, of the registrant’s Class B common stock outstanding.

Tiptree Financial Inc.

PART I. Financial Information

Item 1. Financial Statements (Unaudited)

Financial Statements Introductory Note

Tiptree Financial Inc. (“Tiptree”) is a holding company that is the sole managing member, and owns approximately 25%, of Tiptree Operating Company, LLC (“Operating Company”). As the sole managing member of Operating Company, Tiptree operates and controls all of the business and affairs of Operating Company and its subsidiaries and consolidates the financial results of Operating Company and its subsidiaries. The ownership by Tiptree Financial Partners, L.P. (“TFP”) of approximately 75% of Operating Company is reflected as a non-controlling interest in Tiptree’s consolidated financial statements. See “Overview” section of Management’s Discussion and Analysis and Notes 1,13 and 19 to the consolidated financial statements for further discussion of Tiptree’s capital and ownership structure.

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share and per share data)

	(Unaudited)
	June 30, 2014	December 31, 2013
Assets

Cash and cash equivalents – unrestricted	$122,050	$120,557
Cash and cash equivalents – restricted	22,796	26,395
Trading investments, at fair value	34,129	35,991
Investments in available for sale securities, at fair value (amortized cost: $17,669 and $17,708 in 2014 and 2013, respectively)	17,952	17,763
Loans held for sale, at fair value ($24,833 pledged as collateral at June 30, 2014 )	25,104	—
Investments in loans, at fair value	122,138	171,087
Loans owned, at amortized cost – net of allowance	55,003	40,260
Investments in partially-owned entities	8,691	9,972
Real estate	105,224	105,061
Policy loans	92,711	102,147
Deferred tax assets	5,327	3,310
Intangible assets	153,246	154,695
Goodwill	4,617	4,294
Other assets	51,166	49,201
Separate account assets	4,799,568	4,625,099
Assets of consolidated CLOs	1,758,909	1,414,616
Total assets	$7,378,631	$6,880,448
Liabilities and Stockholders’ Equity
Liabilities:
Derivative financial instruments, at fair value	$1,517	$598
U.S. Treasuries, short position	19,254	18,493
Debt	285,706	360,609
Policy liabilities	102,882	112,358
Due to brokers, dealers and trustees	71,068	8,193
Other liabilities and accrued expenses	15,264	13,636
Separate account liabilities	4,799,568	4,625,099
Liabilities of consolidated CLOs	1,522,093	1,175,606
Total liabilities	6,817,352	6,314,592
Commitment and contingent liabilities
Stockholders’ Equity:
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued or outstanding	—	—
Common stock - Class A: $0.001 par value, 200,000,000 shares authorized, 10,617,947 and 10,556,390 shares issued and outstanding, respectively	11	11
Common stock - Class B: $0.001 par value, 50,000,000 shares authorized, 30,968,877 and 30,968,877 shares issued and outstanding, respectively	31	31
Additional paid-in capital	101,586	100,903
Accumulated other comprehensive income	172	33
Retained earnings	21,029	18,933
Total stockholders’ equity of Tiptree Financial Inc.	122,829	119,911

Non-controlling interest	362,046	361,354
Appropriated retained earnings of consolidated TAMCO	76,404	84,591
Total stockholders’ equity	561,279	565,856
Total liabilities and stockholders’ equity	$7,378,631	$6,880,448

See accompanying notes to consolidated financial statements.

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Realized and unrealized gains:
Net realized (loss) gain on investments	$(1,044)	$(1,593)	$(902)	$(1,439)
Change in unrealized (depreciation) appreciation on investments	(227)	(3,058)	289	(2,500)
Income from investments in partially owned entities	336	1,324	680	1,413
Net realized and unrealized (loss) gain	(935)	(3,327)	67	(2,526)
Investment income:
Interest income	4,938	4,188	10,301	7,215
Separate account fees	5,525	5,504	11,012	10,810
Administrative service fees	12,589	12,165	24,941	24,096
Rental revenue	4,393	1,094	8,839	1,916
Gain on sale of loans held for sale, net	1,782	—	2,734	—
Other income	1,137	158	1,867	376
Total investment income	30,364	23,109	59,694	44,413
Total net realized and unrealized gains and investment income	$29,429	$19,782	$59,761	$41,887

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Expenses:
Interest expense	$6,259	$4,063	$12,221	$7,898
Payroll expense	12,513	8,896	23,083	17,524
Professional fees	2,824	2,580	3,914	3,952
Change in future policy benefits	1,072	1,196	2,197	2,313
Mortality expenses	2,583	2,638	5,225	5,252
Commission expense	174	619	1,158	1,174
Depreciation and amortization expenses	1,803	1,223	3,366	2,166
Other expenses	3,901	3,021	10,057	6,495
Total expenses	31,129	24,236	61,221	46,774
Net (loss) income before taxes and income attributable to consolidated CLOs from continuing operations	(1,700)	(4,454)	(1,460)	(4,887)
Results of consolidated CLOs:
Income attributable to consolidated CLOs	12,849	5,655	24,835	22,219
Expenses attributable to consolidated CLOs	14,997	11,417	28,989	21,238
Net (loss) income attributable to consolidated CLOs	(2,148)	(5,762)	(4,154)	981
Income before taxes from continuing operations	(3,848)	(10,216)	(5,614)	(3,906)
Provision for income taxes	497	1,816	926	3,115
(Loss) income from continuing operations	(4,345)	(12,032)	(6,540)	(7,021)
Discontinued operations:
Gain on sale of Bickford portfolio, net	—	15,463	—	15,463
Income from discontinued operations, net	—	806	—	1,647
Provision for income taxes	—	—	—	—
Discontinued operations, net	—	16,269	—	17,110
Net (loss) income	(4,345)	4,237	(6,540)	10,089
Less: Net (loss) income attributable to noncontrolling interest	(747)	10,072	(449)	14,177
Less: Net (loss) income attributable to VIE subordinated noteholders	(4,669)	(9,250)	(8,187)	(8,821)
Net income available to common stockholders	$1,071	$3,415	$2,096	$4,733

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income (loss) per Class A common share:
Basic, continuing operations, net	$0.10	$(1.26)	$0.20	$(1.21)
Basic, discontinued operations, net	—	1.59	—	1.67
Net income basic	0.10	0.33	0.20	0.46
Diluted, continuing operations, net	0.10	(1.26)	0.20	(1.21)
Diluted, discontinued operations, net	—	1.59	—	1.67
Net income dilutive	$0.10	$0.33	$0.20	$0.46
Weighted average number of Class A common shares:
Basic	10,617,863	10,243,951	10,602,311	10,242,733
Diluted	10,617,863	10,243,951	10,602,311	10,242,733
See accompanying notes to consolidated financial statements.

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(in thousands, except share and per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net (loss) income	$(4,345)	$4,237	$(6,540)	$10,089
Other comprehensive income:
Net unrealized holding gains (losses) on securities available for sale net of tax expense/(benefit) of $39, ($143), $70 and ($178)	73	(266)	130	(331)
Less: reclassification adjustment for net gains included in net (loss) income net of tax expense of $3, $14, $5 and $25	6	26	9	46
Total comprehensive (loss) income	(4,278)	3,945	(6,419)	9,712
Less: comprehensive (loss) income attributable to non-controlling interests and VIE subordinated noteholders	(5,416)	822	(8,636)	5,356
Total comprehensive income available to Class A common stockholders	$1,138	$3,123	$2,217	$4,356

See accompanying notes to consolidated financial statements.

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity
(in thousands, except share and per share data)
(Unaudited)

	Class A Common Stock		Class B Common Stock
	Number of shares	Common stock	Number of shares	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Appropriated retained earnings of consolidated TAMCO	Retained earnings	Non-controlling interest	Total
Balance at December 31, 2013	10,556,390	$11	30,968,877	$31	$100,903	$33	$84,591	$18,933	$361,354	$565,856
Stock-based compensation to directors for services rendered	14,112	—	—	—	105	—	—	—	—	105
Stock-based compensation to employees and other	47,445	—	—	—	443	—	—	—	—	443
Contribution	—	—	—	—	—	—	—	—	14	14
Net unrealized gains and losses on available for sale securities (net of tax of $75)	—	—	—	—	—	139	—	—	9	148
Dividends paid	—	—	—	—	—	—	—	—	(87)	(87)
Purchase of majority ownership of subsidiary	—	—	—	—	—	—	—	—	1,276	1,276
Net changes in non-controlling interest	—	—	—	—	135	—	—	—	(71)	64
Net (loss) income	—	—	—	—	—	—	(8,187)	2,096	(449)	(6,540)
Balance at June 30, 2014	10,617,947	$11	30,968,877	$31	$101,586	$172	$76,404	$21,029	$362,046	$561,279

See accompanying notes to consolidated financial statements.

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities:
Net income available to common stockholders	$2,096	$4,733
Net (loss) income attributable to non-controlling interest	(449)	14,177
Net (loss) income attributable to VIE subordinated note holders	(8,187)	(8,821)
Net (loss) income	(6,540)	10,089
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net realized loss – investments	902	1,439
Net realized gain on sale of properties, net	—	(15,463)
Increase in other liabilities and accrued expenses	1,817	2,199
Increase in due to brokers, dealers and trustees	62,874	13,886
Change in unrealized (appreciation) depreciation– investments	(289)	2,500
Net change in loans originated for sale	(3,573)	—
Income from investments in partially-owned entities, net	(680)	(1,413)
Deferred tax (benefit) expense	(1,409)	1,894
Increase in other assets	(5,322)	(1,632)
Non cash compensation expense	580	185
Non cash interest from investments in loans	(198)	(111)
Accretion of discounts and depreciation expense	3,510	3,985
Amortization and write off of deferred financing costs	91	26
Accretion of mortgage note discount	(141)	20
(Decrease)/increase in policy liabilities	(9,477)	5,046
Operating activities from VIEs	58,405	(2,025)
Net cash provided by operating activities	100,550	20,625
Cash flows from investing activities:
Purchases of subsidiaries	(524)	—
Purchases of trading securities and loans carried at fair value	(186,431)	(159,923)
Purchases of available for sale securities	(3,921)	(4,917)
Purchases of derivatives	(986)	(1,996)
Purchases of real estate	(1,098)	(304)
Purchases of loans	(16,882)	(21,198)
Purchases of fixed assets	(17)	(40)
Proceeds from sales of real estate	—	44,037
Decrease/(Increase) in restricted cash	3,601	(2,572)
Acquisitions, net cash	7,213	2,138
Proceeds from loan repayments	648	562
Proceeds from sales of trading securities	248,603	32,145
Proceeds from foreign exchange	—	45
Proceeds from sales of available for sale securities	3,910	4,730
Proceeds from distributions paid by partially owned entities	210	—
Decrease/(Increase) in policy loans	9,436	(4,760)
Change due to consolidation of trusts	(69)	(19)
Investing activities from VIEs	(341,361)	(309,205)
Net cash (used in)/provided by investing activities	(277,668)	(421,277)

Cash flows from financing activities:
Capital distributions paid by subsidiaries	—	(1,625)
Dividends paid	—	(1,599)
Proceeds from loan	59,427	111,700
Principal payments under mortgage notes payable	(829)	(740)
Partial paydown of borrowings	(159,814)	(2,500)
Payment of placement costs	(176)	(40)
Proceeds from issuance of common units of subsidiaries	—	1,318
Financing activities from VIEs	280,003	318,348
Net cash provided by financing activities	178,611	424,862
Net increase in cash	1,493	24,210
Cash and cash equivalents – unrestricted – beginning of period	120,557	88,563
Cash and cash equivalents – unrestricted – end of period	$122,050	$112,773
Supplemental disclosure of cash flow information:
Cash paid for interest	$15,703	$13,082
Cash paid for taxes	2,650	318
Non-cash investing and financing activities:
Capital change due to equity compensation	$170	$152
Net assets related to acquisitions	(3,275)	(378)

See accompanying notes to consolidated financial statements.

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
June 30, 2014
(Unaudited)

Basis of Presentation
The consolidated financial statements of Tiptree Financial Inc. and subsidiaries (the Company) were compiled in accordance with generally accepted accounting principles (GAAP). In the opinion of management, all adjustments necessary for a fair presentation have been made and were all of a normal recurring nature. The unaudited consolidated financial statements presented herein should be read in conjunction with the annual audited financial statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2013.
Certain prior period amounts have been reclassified to conform to the current year's presentation. These reclassifications had no impact on the Company's consolidated financial position, results of operations or net change in cash or cash equivalents.

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
(3) Summary of Significant Accounting Policies
The consolidated financial statements of Tiptree Financial Inc. were compiled in accordance with generally accepted accounting principles (GAAP) using the accounting policies set forth in Note 2 of Notes to Financial Statements included in the 2013 Annual Report on Form 10-K. In the opinion of management, all adjustments necessary for a fair presentation have been made and were all of a normal recurring nature.
Below are the significant accounting policies associated with the Company’s subsidiary Luxury acquired in January 2014:
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

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
June 30, 2014
(Unaudited)

Luxury issues interest rate lock commitments (IRLC) to its customers, which are carried at estimated fair value on the Company’s consolidated balance sheet. The estimated fair values of these commitments are generally calculated by reference to quoted prices in secondary markets for commitments to sell certain government sponsored agency securities. The fair values of these commitments generally result in a Level 2 classification.

Luxury’s revenues include interest income earned for the period associated with loans on Luxury’s balance sheet, gain on sale income representing the difference between the fair value and the selling price of the related loan sold as well as any fee income earned at origination.

The following recently issued accounting standards are applicable to the Company and have not yet been implemented:

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360)-Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. These amendments change the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance only disposals representing a strategic shift in operations should be presented as discontinued operations. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information. ASU 2014-08 is effective for the first quarter of 2015 for the Company, and the Company is evaluating the effect upon its financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this standard affects any entity that either enters into contracts with customers to transfer goods and services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This standard is effective for the Company January 1, 2017 and the Company is evaluating the effect upon its financial statements.

(4) CLOs and Consolidated Variable Interest Entities
Telos Asset Management LLC (Telos), a subsidiary of the Company acquired in 2012, is a collateralized loan obligation (“CLO”) manager of five CLOs; namely Telos CLO 2014-5, Ltd. (Telos 5), Telos CLO 2013-4, Ltd. (Telos 4), Telos CLO 2013-3, Ltd. (Telos 3), Telos CLO 2007‑2, Ltd. (Telos 2) and Telos CLO 2006-1, Ltd. (Telos 1). Prior to the acquisition of Tiptree Asset Management Company, LLC (TAMCO), in June 2012, the Company did not consolidate the then existing CLOs (Telos 1 and Telos 2) as it only held a residual interest which was recorded at fair value. The Company met the requirement to consolidate when it acquired the management rights of the CLOs in June 2012.
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

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
June 30, 2014
(Unaudited)

The Company’s percentage ownerships of the subordinated notes of the CLOs as of June 30, 2014 are as follows: 7.11% (Telos 1), 95.45% (Telos 2), 0.00% (Telos 3), 71.08% (Telos 4) and 70.51% (Telos 5).
As of June 30, 2014 and December 31, 2013, the Company’s maximum exposure to loss related to the CLOs is limited to its investment in the CLOs of $56,976 and $38,459, respectively, as well as the management fees receivable of $3,112 and $3,616 as of June 30, 2014 and December 31, 2013, respectively. Both the carrying values of the Company’s investment in the CLOs and management fees receivable are eliminated upon consolidation.
On May 21, 2014, Telos entered into a new $100,000 warehouse agreement with Telos 2014-6, Ltd. (Telos 6). As of June 30, 2014, $118,983 is carried as investments in loans at fair value and $23,400 as debt on the consolidated balance sheet of Tiptree. The Company’s exposure in Telos 6 is limited to its equity investment of $25,000. In July 2014, the Company further contributed $10,000 to the warehouse. In August 2014, the Company contributed an additional $10,000 to the warehouse.
The table below represents the assets and liabilities of the consolidated CLOs that are included in the Company’s consolidated balance sheet as of the dates indicated. Subordinated debt obligations owned by Tiptree are not included in these tables as these amounts are eliminated in consolidation.

	June 30, 2014	December 31, 2013
Assets:
Restricted cash	$140,862	$67,604
Investment in loans	1,565,916	1,298,155
Investment in trading securities	21,472	19,366
Due from brokers	14,640	15,945
Accrued interest receivable	3,963	4,108
Deferred debt issuance costs	11,844	9,261
Other assets	212	177
Total assets of consolidated CLOs	$1,758,909	$1,414,616

Liabilities:
Notes payable	$1,459,153	$1,154,097
Due to brokers	53,337	11,479
Accrued interest payable	9,138	9,745
Other liabilities	465	285
Total liabilities of consolidated CLOs	$1,522,093	$1,175,606

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
June 30, 2014
(Unaudited)

The following table represents revenue and expenses of the consolidated CLOs included in the Company’s consolidated statements of operations for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Income:
Realized loss	$(5,377)	$(5,502)	$(12,332)	$(6,165)
Unrealized gain loans	(1,695)	(6,685)	(1,477)	(3,569)
Interest income	19,921	17,843	38,644	31,953
Total income attributable to consolidated CLOs	$12,849	$5,656	$24,835	$22,219

Expenses:
Interest expense	$14,882	$11,109	$28,344	$20,720
Other expense	115	308	645	518
Total expenses attributable to consolidated CLOs	$14,997	$11,417	$28,989	$21,238

The tables below summarize the debt obligations of the CLOs consolidated by the Company as of June 30, 2014 and December 31, 2013. Subordinated debt obligations owned by Tiptree are not included in these tables as these amounts are eliminated in consolidation:

	June 30, 2014
	Aggregate principal amount	Spread over three months LIBOR		Unamortized discount	Carrying amount
Description
Telos 5 (maturity April 2025)
Class A	$252,000	1.55%		$251	$251,749
Class B-1	39,000	N/A	(1)	349	38,651
Class B-2	7,500	2.15%		70	7,430
Class C	32,750	3.00%		531	32,219
Class D	19,750	3.65%		1,097	18,653
Class E	18,000	5.00%		1,691	16,309
Class F	7,750	5.50%		1,066	6,684
Subordinated	10,500	N/A		1,028	9,472

Telos 4 (maturity July 2024)
Class A	$214,000	1.30%		$918	$213,082
Class B	46,500	1.80%		1,975	44,525
Class C	29,000	2.75%		1,343	27,657
Class D	19,250	3.50%		1,501	17,749
Class E	16,000	5.00%		1,906	14,094
Class X	2,800	0.95%		—	2,800
Subordinated	10,700	N/A		493	10,207

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
June 30, 2014
(Unaudited)

Telos 3 (maturity October 2024)
Class A	$225,000	1.42%	$—	$225,000
Class B	36,500	2.25%	—	36,500
Class C	26,500	3.00%	547	25,953
Class D	18,000	4.25%	790	17,210
Class E	15,000	5.50%	1,460	13,540
Class F	6,000	5.50%	718	5,282
Subordinated	34,350	N/A	1,349	33,001

Telos 2 (maturity April 2022)
Class A-1	$161,470	0.26%	$19,377	$142,093
Class A-2	40,000	0.40%	8,263	31,737
Class B	27,500	0.55%	7,157	20,343
Class C	22,000	0.95%	9,069	12,931
Class D	22,000	2.20%	11,490	10,510
Class E	16,000	5.00%	13,028	2,972
Subordinated	2,000	N/A	1,614	386

Telos 1 (maturity October 2021)
Class A-1D	$24,666	0.27%	$2,870	$21,796
Class A-1R	9,250	0.29%	1,077	8,173
Class A-1T	33,915	0.27%	3,946	29,969
Class A-2	60,000	0.40%	12,068	47,932
Class B	27,200	0.49%	6,887	20,313
Class C	22,000	0.85%	8,831	13,169
Class D	22,000	1.70%	11,094	10,906
Class E	16,000	4.25%	12,676	3,324
Subordinated	40,223	N/A	25,391	14,832
	$1,633,074		$173,921	$1,459,153

(1) Tranche B-1 Notes in Telos 5 have a fixed rate of 4.45% over the life of the CLO.

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
June 30, 2014
(Unaudited)

	December 31, 2013
	Aggregate principal amount	Spread over three months LIBOR	Unamortized discount	Carrying amount
Description
Telos 4 (maturity July 2024)
Class A	$214,000	1.30%	$962	$213,038
Class B	46,500	1.80%	2,066	44,434
Class C	29,000	2.75%	1,401	27,599
Class D	19,250	3.50%	1,562	17,688
Class E	16,000	5.00%	1,976	14,024
Class X	3,500	0.95%	—	3,500
Subordinated	10,700	N/A	516	10,184

Telos 3 (maturity October 2024)
Class A	$225,000	1.42%	$—	$225,000
Class B	36,500	2.25%	—	36,500
Class C	26,500	3.00%	570	25,930
Class D	18,000	4.25%	822	17,178
Class E	15,000	5.50%	1,512	13,488
Class F	6,000	5.50%	743	5,257
Subordinated	29,000	N/A	1,322	27,678

Telos 2 (maturity April 2022)
Class A-1	$221,836	0.26%	$28,216	$193,620
Class A-2	40,000	0.40%	8,717	31,283
Class B	27,500	0.55%	7,532	19,968
Class C	22,000	0.95%	9,473	12,527
Class D	22,000	2.20%	11,900	10,100
Class E	16,000	5.00%	13,155	2,845
Subordinated	2,000	N/A	1,654	346

Telos 1 (maturity October 2021)
Class A-1D	$39,270	0.27%	$4,867	$34,403
Class A-1R	14,726	0.29%	1,826	12,900
Class A-1T	53,996	0.27%	6,693	47,303
Class A-2	60,000	0.40%	12,781	47,219
Class B	27,200	0.49%	7,277	19,923
Class C	22,000	0.85%	9,261	12,739
Class D	22,000	1.70%	11,548	10,452
Class E	16,000	4.25%	12,861	3,139
Subordinated	40,223	N/A	26,391	13,832
	$1,341,701		$187,604	$1,154,097
(5) Operating Segment Data

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
June 30, 2014
(Unaudited)

The Company has four reportable operating segments. The Company’s operating segments are organized in a manner that reflects how management views these strategic business units. A description of each of the reportable segments is as follows:
•Insurance and Insurance Services operations are conducted by PFG, a majority owned subsidiary of Tiptree. PFG’s operating subsidiaries consist of Philadelphia Financial Life Assurance Company (PFLAC), Philadelphia Financial Life Assurance Company of New York (PFLACNY), Philadelphia Financial Distribution Company (PFDC), Philadelphia Financial Administrative Services Company (PFASC), and Philadelphia Financial Agency, Inc. (PFA). Philadelphia Financial’s principal insurance activity is the structuring, underwriting, marketing and administration of variable life insurance and variable annuity products to the high net worth market. Total separate account assets for policies written by PFG are $4,799,568. PFASC, acquired certain assets and administration rights from The Hartford on July 13, 2012. PFASC administers approximately $37.4 billion in COLI and BOLI policies for The Hartford.

•Specialty Finance activities are primarily conducted through the Company’s majority-controlled subsidiaries, MFCA, Luxury and Siena. MFCA is a specialty finance company that owns and manages a portfolio of non-investment grade and non-rated direct and indirect debt obligations of middle-market tax-exempt borrowers. Siena’s business consists of structuring asset-based loan facilities across diversified industries which include manufacturing, distribution, wholesale, and service companies. Luxury is a residential mortgage lender that originates loans conforming FHA, prime jumbo and super jumbo mortgages for sale to institutional investors. In addition to MFCA, Luxury, and Siena, Tiptree’s other specialty finance investments include principal investment holdings of CLO subordinated notes and a structured corporate loan portfolio.

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

•Real Estate primarily relates to the activities of 1) Care LLC, a wholly-owned subsidiary of Tiptree which has a geographically diverse portfolio of senior housing assets including senior apartments, assisted-living, independent-living and memory care and 2) Star Asia, which consists of various entities which are all Japan based real estate holding companies formed to invest in Asian properties and real estate debt instruments. Care LLC operates the business operated by Care Inc. prior to the Contribution Transactions ( this business as operated by Care Inc. and Care LLC is collectively referred to as Care). (See Note 13—Stockholder’s Equity—Contribution Transactions for further detail).

On May 21, 2014, Star Asia Opportunity, LLC (SAO) was liquidated and Tiptree received a final distribution of $16. In addition, Tiptree holds a 17% interest in Star Asia Finance, Limited (SAF), and a 50% interest in Star Asia Opportunity II, LLC (SAO II).

The tabular information that follows shows components of revenue, expense, and profit or loss, for each of the operating segments for the periods ended June 30, 2014 and 2013 and total assets as of June 30, 2014 and December 31, 2013.
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

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
June 30, 2014
(Unaudited)

Each reportable segment’s measure of profit/(loss) is reported before income taxes and includes discontinued operations and non-controlling interest as this is how management views its segments.

	Three months ended June 30, 2014
	Insurance and insurance services		Specialty finance	Asset management		Real estate	Corporate eliminations and other	Totals
Fee income	$18,114	(1)	$—	$—		$—	$—	$18,114
Rental revenue	—		—	—		4,375	18	4,393
Interest income	1,145		6,643	—		682	(3,532)	4,938
Other revenue	9		1,871	442	(2)	113	(451)	1,984
Intersegment revenues	—		110	2,943	(2)	—	(3,053)	—
Total revenue	$19,268		$8,624	$3,385		$5,170	$(7,018)	$29,429

Interest expense	$2,897		$2,340	$—		$978	$44	$6,259
Payroll expense	4,788		3,237	2,772		1,716	—	12,513
Professional fee expense	734		1,329	252		117	392	2,824
Other expense	7,087		898	372		1,952	(776)	9,533
Total expense	15,506		7,804	3,396		4,763	(340)	31,129
Segment profit/(loss)	$3,762		$820	$(11)		$407	$(6,678)	$(1,700)
Net loss attributable to consolidated CLOs								(2,148)
Less: non-controlling interest and net income attributable to the VIE subordinated noteholders								(5,416)
Discontinued operations								—
Income taxes								497
Net income available to common stockholders								$1,071
(1) Includes separate account and administrative servicing fees.
(2) Includes management fees which is a component of other income on the Company’s Consolidated Statements of Operations.

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
June 30, 2014
(Unaudited)

	Three months ended June 30, 2013
	Insurance and insurance services		Specialty finance	Asset management		Real estate	Corporate eliminations and other	Totals
Fee income	$17,669	(1)	$—	$—		$—	$—	$17,669
Rental revenue	—		—	—		3,995	(2,901)	1,094
Interest income	1,226		5,720	—		587	(3,345)	4,188
Other revenue/unrealized (loss)	40		(4,401)	74	(2)	17,153	(16,035)	(3,169)
Intersegment revenues	—		47	5,141	(2)	—	(5,188)	—
Total revenue	$18,935		$1,366	$5,215		$21,735	$(27,469)	$19,782

Interest expense	$3,129		$570	$—		$1,711	$(1,347)	$4,063
Payroll expense	4,595		269	3,450		582	—	8,896
Professional fee expense	336		841	216		1,187	—	2,580
Other expense	6,681		672	203		2,981	(1,840)	8,697
Total expense	14,741		2,352	3,869		6,461	(3,187)	24,236
Segment profit/(loss)	$4,194		$(986)	$1,346		$15,274	$(24,282)	$(4,454)
Net loss attributable to consolidated CLOs								(5,762)
Less: non-controlling interest and net income attributable to the VIE subordinated noteholders								822
Discontinued operations								16,269
Income taxes								1,816
Net income available to common stockholders								3,415
(1) Includes separate account and administrative servicing fees.
(2) Includes management fees which is a component of other income on the Company’s Consolidated Statements of Operations.

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
June 30, 2014
(Unaudited)

	Six months ended June 30, 2014
	Insurance and insurance services		Specialty finance	Asset management		Real estate	Corporate eliminations and other	Totals
Fee income	$35,953	(1)	$—	$—		$—	$—	$35,953
Rental revenue	—		—	—		8,821	18	8,839
Interest income	2,333		13,959	—		1,365	(7,356)	10,301
Other revenue	14		4,370	537	(2)	342	(595)	4,668
Intersegment revenues	—		187	6,311	(2)	—	(6,498)	—
Total revenue	$38,300		$18,516	$6,848		$10,528	$(14,431)	$59,761

Interest expense	$5,810		$4,487	$—		$1,956	$(32)	$12,221
Payroll expense	10,070		4,415	5,084		3,514	—	23,083
Professional fee expense	924		2,182	467		172	169	3,914
Other expense	15,361		2,675	703		4,071	(807)	22,003
Total expense	32,165		13,759	6,254		9,713	(670)	61,221
Segment profit/(loss)	$6,135		$4,757	$594		$815	$(13,761)	$(1,460)
Net loss attributable to consolidated CLOs								(4,154)
Less: non-controlling interest and net income attributable to the VIE subordinated noteholders								(8,636)
Discontinued operations								—
Income taxes								926
Net income available to common stockholders								$2,096
Segment assets as of June 30, 2014	$5,114,648		$396,366	$11,879	(3)	$150,844	$1,704,894	$7,378,631
(1)    Includes separate account and administrative servicing fees.
(2)    Includes management fees, which is a component of other income on the Company’s Consolidated Statements of Operations.
(3)    Refer to Management’s Discussion and Analysis—Economic Net Income Components for further information on assets under management.

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
June 30, 2014
(Unaudited)

	Six months ended June 30, 2013
	Insurance and insurance services		Specialty finance	Asset management		Real estate	Corporate eliminations and other	Totals
Fee income	$34,906	(1)	$—	$—		$—	$—	$34,906
Rental revenue	—		—	—		7,836	(5,920)	1,916
Interest income	2,407		10,728	—		911	(6,832)	7,214
Other revenue/ unrealized (loss)	72		(3,836)	211	(2)	17,608	(16,204)	(2,149)
Intersegment revenues	—		164	8,874	(2)	—	(9,038)	—
Total revenue	$37,385		$7,056	$9,085		$26,355	$(37,994)	$41,887

Interest expense	$6,263		$1,064	$—		$3,362	$(2,791)	$7,898
Payroll expense	9,611		276	6,669		968	—	17,524
Professional fee expense	659		1,673	431		1,189	—	3,952
Other expense	14,858		1,245	338		5,706	(4,747)	17,400
Total expense	31,391		4,258	7,438		11,225	(7,538)	46,774
Segment profit/(loss)	$5,994		$2,798	$1,647		$15,130	$(30,456)	$(4,887)
Net income attributable to consolidated CLOs								981
Less: non-controlling interest and net income attributable to the VIE subordinated noteholders								5,356
Discontinued operations								17,110
Income taxes								3,115
Net income available to common stockholders								$4,733
Segment assets as of December 31, 2013	$4,949,262		$385,987	$7,896	(3)	$170,683	$1,366,620	$6,880,448
(1) Includes separate account and administrative servicing fees.
(2) Includes management fees, which is a component of other income on the Company’s Consolidated Statements of Operations.
(3) Refer to Management’s Discussion and Analysis—Economic Net Income Components for further information on assets under management.

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
June 30, 2014
(Unaudited)

(6) Available for Sale Securities
The amortized cost and fair values of available for sale securities held as of June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$10,902	$175	$(22)	$11,055
Corporate securities	6,602	129	(2)	6,729
Certificates of deposit	100	—	—	100
Asset-backed securities	65	3	—	68
	$17,669	$307	$(24)	$17,952

	December 31, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$11,965	$140	$(116)	$11,989
Corporate securities	5,567	71	(42)	5,596
Certificates of deposit	100	—	—	100
Asset-backed securities	76	2	—	78
	$17,708	$213	$(158)	$17,763

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
June 30, 2014
(Unaudited)

The following table summarizes the gross unrealized losses on available for sale securities in an unrealized loss position as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	Less than or equal to one year		More than one year
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$418	$—	$2,092	$(22)
Corporate securities	533	(1)	234	(1)
Asset-backed securities	—	—	2	—
Total	$951	$(1)	$2,328	$(23)

	December 31, 2013
	Less than or equal to one year		More than one year
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$5,543	$(102)	$854	$(14)
Corporate securities	2,253	(42)	67	—
Asset-backed securities	—	—	2	—
Total	$7,796	$(144)	$923	$(14)
At June 30, 2014, the Company held nineteen securities which were in an unrealized loss position for more than one year. The total unrealized losses on these securities were $23 and the fair value was $2,328. At December 31, 2013, the Company held five securities that were in an unrealized loss position for more than one year. The total unrealized loss on these securities was $14 and the fair value was $923. The unrealized losses were attributable to changes in interest rates and not credit-related issues. There have been no other-than-temporary impairments recorded by the Company for the periods ended June 30, 2014 or December 31, 2013.
The amortized cost and fair values of investments of these debt securities at June 30, 2014, by contractual maturity date, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized cost	Fair value
Due in one year or less	$1,552	$1,557
Due after one year through five years	11,538	11,709
Due after five years through ten years	3,973	4,049
Due after ten years through twenty years	541	569
Asset-backed securities	65	68
	$17,669	$17,952
Purchases of available for sale debt securities were $3,921 and $4,917 for the six month periods ended June 30, 2014 and 2013, respectively. There were no proceeds from maturities of available for sale debt securities for these same periods. Proceeds from sales of available for sale securities for the period ended June 30, 2014 were $3,910 with associated gains of $14. For the same period in 2013, proceeds from sales of available for sale debt securities were $4,730 with associated gains of $71.

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
June 30, 2014
(Unaudited)

(7) Fair Value of Financial Instruments
The following tables show the fair values and carrying values of the Company’s financial assets and liabilities measured on a recurring basis and the associated fair value hierarchy amounts as of June 30, 2014 and December 31, 2013. Included are balances associated with the consolidated CLOs:

		June 30, 2014
Assets:	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value	Carrying value
Trading investments:
Privately held equity securities	$—	$—	$4,171	$4,171	$4,171
Privately held equity securities (1)	—	—	3,219	3,219	3,219
Tax exempt securities	—	24,442	3,551	27,993	27,993
CDO	—	—	300	300	300
CLO	—	—	825	825	825
Corporate bonds (1)	—	—	18,253	18,253	18,253
Total trading investments	—	24,442	30,319	54,761	54,761
Derivative assets:
IRLC	—	619	—	619	619
Credit derivatives	—	221	—	221	221
Total derivative assets	—	840	—	840	840
Total trading securities	—	25,282	30,319	55,601	55,601
Loans held for sale	—	25,104	—	25,104	25,104
Investment in loans	—	99,945	22,039	121,984	121,984
Investment in loans (1)	—	1,159,983	405,933	1,565,916	1,565,916
Available for sale securities:
U.S. Treasury securities	7,445	—	—	7,445	7,445
Obligations of state and political subdivisions	—	3,610	—	3,610	3,610
Certificates of deposit	—	100	—	100	100
Corporate bonds	—	6,729	—	6,729	6,729
Asset-backed securities	—	68	—	68	68
Total available for sale securities	7,445	10,507	—	17,952	17,952

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
June 30, 2014
(Unaudited)

		June 30, 2014
	Quoted prices in active markets Level 1	Other significant Level 2	Significant unobservable inputs Level 3	Fair value	Carrying value

Separate Account Assets:
Cash	$3,357	$—	$—	$3,357	$3,357
Short-term investments	157,378	—	—	157,378	157,378
Debt securities:
U.S. Treasury securities	2,791	—	—	2,791	2,791
U.S. government agencies	—	1,192	—	1,192	1,192
Municipal bonds	—	6,878	—	6,878	6,878
Asset-backed securities	—	99	—	99	99
Corporate bonds	—	8,826	—	8,826	8,826
Preferred stocks	1,193	—	—	1,193	1,193
Common stocks	108,328	—	—	108,328	108,328
Mutual funds	103,604	137,092	—	240,696	240,696
Real estate funds	—	—	2,769,159	2,769,159	2,769,159
Private equity	—	—	84	84	84
Hedge funds:
Multi-strategy	—	66,652	714,672	781,324	781,324
Long/short	—	22,255	80,047	102,302	102,302
Fund of funds	—	3,379	177,862	181,241	181,241
Event driven	—	—	90,855	90,855	90,855
Long only	—	36,114	20,721	56,835	56,835
Global macro	—	13,549	6,819	20,368	20,368
Fixed income arbitrage	—	—	6,953	6,953	6,953
Master limited partnerships	—	200,907	53,826	254,733	254,733
Fixed income (non-arbitrage)	—	4,027	742	4,769	4,769
Other	—	—	63	63	63
Other	—	144	—	144	144
Subtotal - separate account assets	376,651	501,114	3,921,803	4,799,568	4,799,568
Total	$384,096	$1,821,935	$4,380,094	$6,586,125	$6,586,125
Liabilities:
Debt securities:
U.S. Treasury securities	$19,254	$—	$—	$19,254	$19,254
Derivative liabilities:
IRS	—	672	—	672	672
Credit derivatives	—	845	—	845	845

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
June 30, 2014
(Unaudited)

Total derivative liabilities	—	1,517	—	1,517	1,517
Total	$19,254	$1,517	$—	$20,771	$20,771
(1) Indicates assets related to consolidated CLOs.

	December 31, 2013
Assets:	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value	Carrying value
Trading investments:
Privately held equity securities (1)	$—	$—	$5,306	$5,306	$5,306
Tax exempt securities	—	30,707	273	30,980	30,980
CDO	—	—	520	520	520
CLO	—	—	825	825	825
Corporate bonds (2)	—	—	17,674	17,674	17,674
Total trading investments	—	30,707	24,598	55,305	55,305
Derivative assets:
IRS	—	52	—	52	52
Total derivative assets	—	52	—	52	52
Total trading securities	—	30,759	24,598	55,357	55,357
Investment in loans (3)	—	1,438,699	30,543	1,469,242	1,469,242
Available for sale securities:
U.S. Treasury securities	7,751	—	—	7,751	7,751
Obligations of state and political subdivisions	—	4,238	—	4,238	4,238
Certificates of deposit	—	100	—	100	100
Corporate bonds	—	5,596	—	5,596	5,596
Asset-backed securities	—	78	—	78	78
Total available for sale securities	7,751	10,012	—	17,763	17,763

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
June 30, 2014
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
June 30, 2014
(Unaudited)

(1) Includes $1,692 related to CLOs classified in Level 3.
(2) Includes $17,674 related to CLOs classified in Level 3.
(3) Includes $1,267,612 and $30,543 classified in Level 2 and Level 3, respectively, related to CLOs.
The following table represents additional information about assets that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value for the period ending June 30, 2014 and 2013:

	Fair value measurement for the three months and six months ended June 30, 2014 using significant unobservable inputs Level 3	Fair value measurement for the three months and six months ended June 30, 2013 using significant unobservable inputs Level 3
Balance at December 31,	$3,888,542	$3,504,623
Net realized gains/(losses)	880	3
Net unrealized gains/(losses)	149	4,209
Purchases	41,308	152,549
Sales	(68,691)	(45,589)
Issuances	531	—
Settlements	—	8
Transfers into/(out of) Level 3, net	370,433	5,177
Attributable to policyowner	43,750	130,110
Balance at March 31,	4,276,902	3,751,090
Net realized gains/(losses)	602	(1,574)
Net unrealized gains/(losses)	(235)	(1,487)
Purchases	55,452	27,575
Sales	(126,868)	(44,435)
Issuances	761	(8)
Settlements	—	(1,195)
Transfers into/(out of) Level 3, net	90,622	2,810
Attributable to policyowner	82,858	(8,673)
Balance at June 30,	$4,380,094	$3,724,103
Changes in unrealized gains included in earnings related to assets still held at period end	$86	$2,722
For the six month period ended June 30, 2014, $461,053 was transferred between Level 2 and Level 3 primarily due to the corporate bonds. These transfers occurred due to the limited depth of market price supporting the price on these instruments. For the six month period ended June 30, 2013, $7,983 was transferred between Level 2 and Level 3, with the majority from corporate bonds held by the consolidated CLOs also due to limited depth of market price.
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

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
June 30, 2014
(Unaudited)

Assets	Fair value at June 30, 2014	Fair value at December 31, 2013	Valuation technique	Unobservable input(s)	June 30, 2014 Range (weighted average)	December 31, 2013 Range (weighted average)
Tax-exempt municipal	193	274	Discounted cash flow	Short and long term cash flows	.54% - 33.65%	.58% - 33.68%
Total	$193	$274
The following tables show the fair values and carrying values of the Company’s financial assets and liabilities and the fair value hierarchy level(s) associated with these assets and liabilities as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	Level within fair value hierarchy	Fair value	Carrying value
Assets:
Cash and cash equivalents-unrestricted	1	$122,050	$122,050
Cash and cash equivalents-restricted	1	22,796	22,796
Trading securities	2,3	34,129	34,129
Due from brokers, dealers, and trustees (1)	1	11,809	11,809
Due from separate accounts (1)	1	2,926	2,926
Loans held for sale	2	25,104	25,104
Investments in loans	2	122,138	122,138
Loans owned	2	63,572	55,003
Policy loans	3	92,711	92,711
Available for sale securities	1,2,3	17,952	17,952
Separate account assets	1,2,3	4,799,568	4,799,568
Assets of consolidated CLOs	2,3	1,758,909	1,758,909

Total Financial Assets		$7,073,664	$7,065,095

Liabilities:
Debt securities-U.S. Treasury securities	1	19,254	19,254
Debt	3	300,434	285,706
Separate account liabilities	1,2,3	4,799,568	4,799,568
Due to brokers, dealers and trustees	1	71,068	71,068
Derivative liabilities	2	1,517	1,517
Liabilities of consolidated CLOs	2,3	1,522,093	1,522,093

Total Financial Liabilities		$6,713,934	$6,699,206
(1)    Included as a component of other assets on the Company’s Consolidated balance sheets.

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
June 30, 2014
(Unaudited)

	December 31, 2013
	Level within fair value hierarchy	Fair value	Carrying value
Assets:
Cash and cash equivalents-unrestricted	1	$120,557	$120,557
Cash and cash equivalents-restricted	1	26,395	26,395
Trading securities	2,3	35,991	35,991
Due from brokers, dealers, and trustees (1)	1	6,956	6,956
Due from separate accounts (1)	1	1,963	1,963
Investment in loans	2	171,087	171,087
Loans owned	2	48,212	40,260
Policy loans	3	102,147	102,147
Available for sale securities	1,2,3	17,763	17,763
Separate account assets	1,2,3	4,625,099	4,625,099
Assets of consolidated CLOs	2,3	1,414,616	1,414,616

Total Financial Assets		$6,570,786	$6,562,834

Liabilities:
Debt securities-U.S. Treasury securities	1	$18,493	$18,493
Derivative liabilities	2	598	598
Debt	3	376,250	360,609
Due to brokers, dealer and trustees	1	8,193	8,193
Separate account liabilities	1,2,3	4,625,099	4,625,099
Liabilities of consolidated CLOs	2,3	1,175,606	1,175,606

Total Financial Liabilities		$6,204,239	$6,188,598
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

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
June 30, 2014
(Unaudited)

Credit Default Swap Indices (CDX) are credit derivatives that reference multiple names through underlying baskets or portfolios of single name credit default swaps. The Company held four CDX contracts as of June 30, 2014, with a notional amount of $399,538 ($199,738 of sold protection and $199,800 of purchased protection). The Company enters into these contracts as both a buyer of protection and seller of protection so as to manage the credit risk exposure of its investment portfolio. The Company is required to deposit cash collateral for these positions equal to an initial 2.25% of the notional amount of the sold protection side, subject to increase based on additional maintenance margin as a result of decreases in value. As of June 30, 2014, total margin was $4,500, which is included as a component of other assets on the Company’s consolidated balance sheet.
Credit Default Swaps (CDS) are generally defined as over-the-counter contracts between a buyer and seller of protection against the risk of default on a set of obligations issued by a specified reference entity. The company is exposed to credit risk when there is an unfavorable change in the value of investments as a result of adverse movements in the underlying credit spreads and enters into these contracts as a buyer of protection so as to minimize the credit risk exposure of its investment portfolio. The Company is party to one CDS contract with a notional amount of $3,226 at June 30, 2014.
Credit derivatives are included as a component of trading investments, at fair value, if in an asset position, or derivative financial instruments, if in a liability position, on the Company’s consolidated balance sheet.
Interest Rate Lock Commitments
The Company is exposed to certain risks in connection with its mortgage banking operations at Luxury. The Company is exposed to interest rate risk for certain interest rate lock commitments (IRLCs) until a purchaser for the related underlying loans is identified. The fair value of IRLCs is subject to change primarily due to changes in market interest rates. The notional amount of the Company’s IRLCs as of June 30, 2014 was $71,523 with an associated fair value of $619. As of June 30, 2014, the IRLCs were included as a component of trading investments, at fair value on the Company’s consolidated balance sheet.
Interest Rate Swaps
The Company is exposed to interest rate risk when there is an unfavorable change in the value of investments as a result of adverse movements in the market interest rates. The Company enters into interest rate swaps to protect against such adverse movements in the interest rates. The Company is not required to deposit collateral for these swaps as the underlying collateral for the loan also serves as collateral for the swaps. This is included as a component of derivative financial instruments, at fair value, on the Company’s consolidated balance sheet.
As of June 30, 2014, the Company had six interest rate swaps associated with Care with a fair value of $(672) and a notional amount of $43,988.
The following tables identify the fair value amounts of the derivative instruments as of June 30, 2014 and December 31, 2013, categorized by primary underlying risk:

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
June 30, 2014
(Unaudited)

	June 30, 2014
	Asset Derivatives
	Credit risk	Interest rate risk	Total
Credit derivatives	$221	$—	$221
Interest rate lock commitments	—	619	619
Total	$221	$619	$840

	Liability Derivatives
	Credit risk	Interest rate risk	Total
Credit derivatives	$845	—	$845
Interest rate swaps	—	672	672
Total	$845	$672	$1,517

	December 31, 2013
	Asset Derivatives
	Credit risk	Interest rate risk	Total
Interest rate swaps	$—	$52	$52
Total	$—	$52	$52
	Liability Derivatives
	Credit risk	Interest rate risk	Total
Credit derivatives	$598	$—	$598
Total	$598	$—	$598
The following tables identify the unrealized gain/(loss) amounts included within the change in unrealized (depreciation)/appreciation of the consolidated statement of operations, categorized by primary underlying risk, for the six month period ended June 30, 2014 and 2013:

Change in unrealized (depreciation)/appreciation - derivatives
	June 30, 2014
	Credit risk	Interest rate risk	Total
Credit derivatives	$123	$—	$123
Interest rate lock commitments	—	190	190
Interest rate swaps	—	(724)	(724)
Total	$123	$(534)	$(411)

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
June 30, 2014
(Unaudited)

	June 30,2013
	Credit risk	Interest rate risk	Total
Credit derivatives	$(735)	$—	$(735)
Interest rate swaps	—	3,170	3,170
Total	$(735)	$3,170	$2,435
(9) Investments in Loans Held at Amortized Cost
The components of the Company’s loan portfolio measured at amortized cost were as follows as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Commercial real estate - Care	$22,115	$22,335
Asset backed - Siena	30,896	16,493
Other loans	1,992	1,432
Total loans, net	$55,003	$40,260
Total loans include net deferred loan origination fees of $604 and $686 at June 30, 2014 and December 31, 2013, respectively. Asset backed loans are net of an allowance for loan losses of $85 and $9 at June 30, 2014 and December 31, 2013.
Commercial Real Estate - Care
As of June 30, 2014 and December 31, 2013, the Company, through its subsidiary Care, had a loan investment secured by skilled nursing facilities, as well as collateral relating to assisted living facilities and a multifamily property. The properties securing the loan are located in Louisiana. The Company performs a collateral valuation on these properties on an individual basis to determine if any impairment exists. As of both June 30, 2014 and December 31, 2013 no impairment existed on these properties.
Asset Backed - Siena
Siena structures asset-based loan facilities in the $1,000 to $20,000 range across diversified industries which include manufacturing distribution, wholesale, and service companies. As of June 30, 2014, the Company carried $30,896 in loans receivable on its consolidated balance sheet which is net of a participation interest of $3,195. Collateral for asset-backed loan receivables as of June 30, 2014 consisted of inventory, equipment and accounts receivable. Management reviews collateral for these loans on at least a monthly basis, or more frequently, if a draw is requested and has determined that no impairment existed as of June 30, 2014.
As of June 30, 2014 and December 31, 2013, there were no delinquencies in the Siena portfolio and all loans were classified as performing.
Other Loans
Care, through indirect subsidiaries of Care, owns two assisted living and memory care facilities located in upstate New York. The properties are leased to affiliates of Premier Senior Living, LLC (Premier), a privately-held owner and operator of senior housing facilities pursuant to a triple net master lease (Premier Master Lease). In connection therewith, a subsidiary of Care, made a loan to the lessees of the properties. The loan is secured by a pledge of outstanding equity interest in the lessees. The cost basis in the loan at June 30, 2014 was approximately $701 which equals its carrying value. In addition, the Company granted two limited recourse loans totaling $423 and two limited recourse loan advances totaling $868 to two principals of Luxury Mortgage Corp.

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
June 30, 2014
(Unaudited)

(10) Investment in Real Estate
The following table contains information regarding the Company’s investment in real estate as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Land	$10,379	$9,213
Buildings and Improvements	98,275	97,671
Less: Accumulated depreciation and amortization	(3,430)	(1,823)
Total real estate, net	$105,224	$105,061
During the second quarter of 2014, the Company completed its assessment of the allocation of the fair value of the real estate acquired from Heritage (including land, buildings, and equipment) in accordance with ASC 805 Business Combinations. This finalization resulted in a re-allocation between land and buildings on the Company’s consolidated balance sheets of $1,167.
(11) Debt
The long term debt of Tiptree’s subsidiaries are discussed below:
Operating Company
On September 18, 2013, Operating Company entered into a Credit Agreement with Fortress Credit Corp. (Fortress) and borrowed $50,000 thereunder, with an associated original issue discount of $1,000, which is being amortized over the term of the agreement. The Credit Agreement allows Operating Company to borrow additional amounts up to a maximum aggregate of $125,000, subject to satisfaction of certain customary conditions. The obligations of Operating Company under the Credit Agreement are secured by liens on substantially all of the assets of Operating Company. The principal of, and all accrued and unpaid interest on, all loans under the Credit Agreement become immediately due and payable on September 18, 2018. Borrowings under the Credit Agreement bear interest at a variable rate per annum equal to one-month LIBOR (with a minimum LIBOR rate of 1.25%) + a margin of 6.50% per annum. The weighted average rate paid for the three months ended June 30, 2014 was 7.75%. The principal amounts of the loan are repaid in quarterly installments, the amount of which may be adjusted based on the Net Leverage Ratio (as defined in the Credit Agreement) at the end of each fiscal quarter.
As of June 30, 2014, $48,500 in principal was outstanding and was recorded as part of debt on the consolidated balance sheet of the Company. The Company is obligated to pay interest on a monthly basis and has incurred interest expense of $1,919 for the period ended June 30, 2014. The Company capitalized approximately $1,272 of costs associated with entering into the credit agreement transaction and is amortizing the costs ratably over the life of the facility. The Company recorded approximately $127 of expense for the period ended June 30, 2014 relating to these capitalized costs. Operating Company believes it was in compliance with all of the financial covenants contained in the Credit Agreement as of June 30, 2014.
Also included in debt are any warehouse lines outstanding associated with the Company’s CLOs. As of June 30, 2014 there was $23,400 outstanding for a warehouse facility.
PFG
On July 13, 2012, Philadelphia Financial Administration Services Company, LLC (PFASC), an entity capitalized by TFP and PFGI, purchased certain assets of Hartford Life Private Placement, LLC (HLPP) from affiliates of The Hartford Financial Services Group, Inc. (The Hartford) for a purchase price of $117,500. PFASC and certain insurance subsidiaries of The Hartford entered into a long-term servicing agreement whereby PFASC administers approximately $37.4 billion in company owned life insurance (COLI) and bank owned life insurance (BOLI) business previously serviced by HLPP in exchange for a fee. We refer to this transaction as the PFAS Transaction.

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
June 30, 2014
(Unaudited)

In connection with the PFAS Transaction, PFAS issued a note in July 2012 in the amount of $100,000 to a third party. The note bears an annual interest rate of 12.66% and provides for monthly interest and principal payments commencing on August 15, 2012, with final payment due on July 15, 2022. Membership interests of PFLAC, the borrower, serve as collateral for the note. As of June 30, 2014, $88,015 in principal was outstanding on this debt.
The Company believes it was in compliance with all of the financial covenants contained in the note as of June 30, 2014.

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
In December 2013, affiliates of Care refinanced an internal bridge loan for the Terraces Portfolio, by entering into two loans from First Niagara Bank. Both of these loans amortize over a twenty-five year period at a weighted average floating rate of LIBOR + 2.50%. These loans are secured by first priority mortgages on each of the properties. A breach of representations or covenants could result in a default under each of these loans, which would result in all amounts owing under applicable loan to become immediately due and payable.
Effective November 2013, in connection with the acquisition of The Heritage Portfolio, affiliates of Care entered into one separate loan with First Niagara Bank as an administrative agent on behalf of the lenders. The loan amortizes over a twenty-five year period at a floating rate of LIBOR + 2.75%. The loan is secured by first priority mortgages on each of the properties. A breach of representations or covenants could result in a default under the loan, which would result in all amounts owing under the loan to become immediately due and payable.
As of June 30, 2014, the aggregate principal outstanding on the above described debt was $81,159.
Each of these loan transactions described above contains typical representations and covenants for loans of its type. As of June 30, 2014, the Company believes it was in compliance with such financial covenants.
Siena

On July 25, 2013, Siena closed on a line of credit with Wells Fargo Bank. This revolving line is $65,000 with an interest rate of LIBOR + 250 basis points and a maturity date of January 25, 2017. As of June 30, 2014, there was $20,162 outstanding.
This warehouse line of credit contains certain covenants, which the Company believes that it is in compliance with as of June 30, 2014.
Luxury

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
June 30, 2014
(Unaudited)

In February 2014, Luxury entered into a $30,000 warehouse line of credit agreement, expiring February 5, 2015, and the line bears interest at one-month LIBOR + 2.75% with a 3% floor. A $250 compensating balance is required for the line. As of June 30, 2014, $24,045 in principal was outstanding on the debt. Luxury’s three existing credit agreements contain customary financial covenants that require, among other items, minimum amounts of tangible net worth, profitability, maximum indebtedness ratios, and minimum liquid assets. As of June 30, 2014, Luxury believes it was in compliance or had obtained waivers of compliance with such financial covenants. Luxury’s ability to borrow under the warehouse line of credit agreements is not adversely affected by the waivers. The waivers are valid through and including June 30, 2014.
The following table summarizes the balance of the Company’s debt holdings excluding notes payable of consolidated VIE CLOs at (See Note 4 for notes payable of the consolidated VIE CLOs):

	June 30, 2014	December 31, 2013
Operating Company:
Warehouse borrowing	$23,400	$133,715
Credit facility	48,500	49,500
Original issue discount on credit facility	(843)	(943)
Operating Company	71,057	182,272
PFG:
Note payable	88,015	91,015
Siena:
Revolving line of credit	20,162	5,371
Care:
Mortgage borrowings	81,329	82,151
Unamortized (discount)/premium	(170)	(200)
Care	81,159	81,951
Luxury:
Warehouse borrowing	24,045	—
Note payable	525	—
Mortgage borrowings	743	—
Luxury	25,313	—
Total debt	$285,706	$360,609
Interest expense of $10,951 and $7,267 was incurred on the Company’s debt for the period ended June 30, 2014 and 2013 respectively.
Future maturities of the Company’s long-term debt (excluding warehouse borrowing) are as follows as of June 30, 2014:

2014	$10,429
2015	13,665
2016	13,739
2017	34,661
2018	54,423
Thereafter	111,088
Total	$238,005

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
June 30, 2014
(Unaudited)

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
(12) Income Taxes

The total income tax expense of $926 and $3,115 for the six month periods ended June 30, 2014 and 2013, respectively, is reflected as a component of (loss) income from continuing operations.

For the period ended June 30, 2014, the Company’s effective tax rate on income from continuing operations, adjusted for the net loss attributable to the VIE subordinated noteholders, is equal to 33.6%, which does not bear a customary relationship to statutory income tax rates. The tax rate for the period ended June 30, 2014 is lower than the U.S. statutory income tax rate of 35% primarily due to the partnership income not subject to tax partially offset by state income taxes. Prior periods do not have comparable effective tax rates as the Company, prior to June 30, 2013, was treated as a Real Estate Investment Trust (“REIT”) for tax purposes and was not subject to income taxes.

On September 13, 2013, the Internal Revenue Service issued final Tangible Property Regulations (TPR) under Internal Revenue Code (IRC) Section 162 and IRC Section 263(a), which prescribe the capitalization treatment of certain repair costs, asset betterments and other costs which could affect temporary deferred taxes.  Although the regulations are not effective until tax years beginning on or after January 1, 2014, certain portions may require an accounting method change on a retroactive basis, thus requiring an IRC Section 481(a) adjustment related to fixed and real asset deferred taxes.  Pursuant to U.S. GAAP, as of the date of the issuance, the release of the regulations is treated as a change in tax law.  Therefore, we were required to determine whether there was an impact on our financial statements as of December 31, 2013. We analyzed the expected impact of the new regulations on our financial position and determined that such impact is not significant. We will continue to monitor any future changes in the TPR prospectively.

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
June 30, 2014
(Unaudited)

(13) Stockholders’ Equity

Tiptree’s authorized capital stock consists of 100,000,000 shares of preferred stock, $0.001 par value, 200,000,000 shares of Class A common stock, $0.001 par value, and 50,000,000 shares of Class B common stock, $0.001 par value. As of June 30, 2014 and December 31, 2013, no shares of preferred stock were issued and outstanding. As of June 30, 2014 and December 31, 2013, there were 10,617,947 and 10,556,390 shares of Class A common stock issued and outstanding, respectively. As of both June 30, 2014 and December 31, 2013, there were 30,968,877 of Class B common stock issued and outstanding, respectively.

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

On July 1, 2013, immediately prior to closing the Contribution Transactions, Care Inc. filed the Fourth Articles of Amendment and Restatement with the Maryland Department of Assessments and Taxation in order to, among other things, (i) change its name from “Care Investment Trust Inc.” to “Tiptree Financial Inc.,” (ii) rename its common stock as “Class A common stock,” with no change to the economic or voting rights of such stock, (iii) reclassify 50,000,000 authorized and unissued shares of its common stock as Class B common stock, and (iv) remove certain provisions related to Care Inc.’s qualification as a REIT.

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

Pursuant to Operating Company’s limited liability operating agreement, beginning on July 1, 2014, TFP has the right to redeem common units of Operating Company (including any common units issued upon exercise of the warrants described above) for an equal number of shares of Class A common stock of Tiptree (and an equal number of shares of Class B common stock held by TFP will be canceled). Tiptree may instead, at its election, deliver a cash amount (or combination of cash and

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
June 30, 2014
(Unaudited)

Class A common stock) based on the fair market value of the Class A common stock on the redemption date. On July 18, 2014, TFP notified its limited partners that the Company will allow them to directly exchange TFP units for Class A common stock (at a rate of 2.798 shares of Class A common stock per TFP partnership unit. See Note 19—“Subsequent Events.”

For the three and six months ended June 30, 2014, the Company did not declare or pay a dividend. For the second quarter of 2013, the Company declared and paid a dividend of $0.02 per share of common stock.

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

The following table summarizes changes to the issuances of Restricted Stock Units under the Company’s 2007 Equity Plan for the periods indicated:

Number of shares
Unvested units as of December 31, 2012	102,984
Granted	19,310
Vested	(45,263)
Forfeited	(4,728)
Unvested units as of December 31, 2013	72,303
Granted	—
Vested	(25,154)
Forfeited	—
Unvested units as of June 30, 2014	47,149
Included in vested shares for 2014 are 6,578 shares surrendered to pay taxes on behalf of the employees with shares vesting.
In June 2007, the Company adopted the Care Investment Trust Inc. Manager Equity Plan, which will automatically expire on the 10th anniversary of the date it was adopted. As of June 30, 2014, 134,629 common shares remain available for future issuances. No shares have been issued since March 30, 2012 from this plan.
The Board adopted the Tiptree 2013 Omnibus Incentive Plan (2013 Equity Plan) on August 8, 2013. The plan provides for the issuance of equity and equity-based awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock awards and other awards based upon the Company’s Class A common stock that may be made to directors and executive officers, employees and to the Company’s advisors and consultants who are providing services to the Company as of the date of the grant of the award. The general purpose of the 2013 Equity Plan is to attract, motivate and retain selected employees, consultants and directors for the Company, to provide them with incentives and rewards for superior performance and to better align their interests with the interests of the Company’s stockholders. For the six months ended June 30, 2014, 28,869 shares of immediately vested Class A common stock with an aggregate fair market value of $223 were issued to employees and persons providing services to the Company as incentive compensation under the 2013

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
June 30, 2014
(Unaudited)

Equity Plan. The number of remaining shares of Tiptree’s Class A common stock available for award under the 2013 Equity Plan is 1,806,450 shares of Class A common stock. Unless otherwise extended by the Board, the 2013 Equity Plan terminates automatically on August 8, 2023, the tenth anniversary of its adoption by the Board. For the six months ended June 30, 2014, there was no restricted stock unit activity associated with the 2013 Equity Plan.
Shares of common stock issued to the Company’s independent directors in respect to their annual retainer fees have been issued under the 2013 Equity Plan. During the six month period ended June 30, 2014, the Company issued 14,112 immediately vested shares of Class A common stock with an aggregate fair value of $108 to the Company’s independent directors as part of their annual retainer.
The following table summarizes changes to the issuances under the Company’s 2013 Equity Plan:

Number of shares
Available for issuance as of December 31, 2013	1,849,431
Shares issued	(42,981)
Available for issuance as of June 30, 2014	1,806,450
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
As of June 30, 2014, the total unrecognized compensation cost related to restricted units was $217, which is expected to be recognized as compensation expense over a weighted average period of 1.2 years.
Restricted unit expense was $113 and $122 for the six month periods ended June 30, 2014 and 2013, respectively. These expenses are included within payroll expense in the consolidated statement of operations.
Philadelphia Financial Group, Inc.
On October 14, 2010, the PFG board of directors adopted the PFG Plan. A total of 546,136 shares of common stock of PFG were reserved and available for issuance under the PFG Plan. The number of shares of PFG stock was increased to 583,300 during 2012. As of June 30, 2014, 564,092 shares have been granted to PFG employees.
Under the terms of the PFG Plan, the common stock shares shall vest and become nonforfeitable with respect to one-third of the shares initially granted on each of the first, second, and third anniversaries of the grant date. Grant dates were April 16, 2012, December 19, 2012 and March 8, 2013.
The Company has determined that the measurement date for shares granted under the PFG Plan awarded to employees occurs when the PFG common stock vests. The fair value of the unvested common stock granted is initially estimated based on the fair value of the individual assets and liabilities of PFG on the date of grant, and subsequently re-measured on each reporting date throughout the vesting period with changes in fair value during the requisite service period recognized as compensation cost through that period. The per unit fair value of unvested PFG common stock was $0.85 and $2.03 as of June 30, 2014 and December 31, 2013, respectively.
As of June 30, 2014 the total unrecognized compensation cost related to PFG common stock was $56, which is expected to be recognized as compensation expense over a weighted average period of less than one year. Total unrecognized compensation cost was $89 as of December 31, 2013. Expense incurred for PFG stock issued under the plan was $33 for both periods ended June 30, 2014 and 2013, respectively.
(15) Commitments and Contingencies

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
June 30, 2014
(Unaudited)

Contractual Obligations
The table below summarizes the Company’s contractual obligations for the periods indicated. In addition, the Company has off balance sheet arrangements in the form of letters of credit.

	June 30, 2014	December 31, 2013
Mortgage notes payable and related interest (1)	$106,301	$107,705
Notes payable (2)	88,539	91,015
Notes payable CLOs (3)	1,633,074	1,341,701
Warehouse borrowings (4)	24,045	—
Operating lease obligations (5)	13,774	6,437
Credit facilities/Lines of credit (6)	68,662	54,871
Standby letters of credit (7)	322	—
Total	$1,934,717	$1,601,729

(1)	Mortgage notes payable include mortgage notes entered into by the Company in connection with its acquisition of several properties (See Note 11—Debt).

(2)
Notes payable relates to PFG’s acquisition of the administrative services rights from The Hartford, TFP payment for Series A preferred stock and common shares of PFG and Luxury promissory notes (See Note 11—Debt).

(3)
CLO notes payable principal is payable at stated maturity, 2021 for Telos 1, 2022 for Telos 2, 2024 for Telos 3, 2024 for Telos 4 and 2025 for Telos 5 (See Note 4—CLOs and Consolidated Variable Interest Entities).

(4)	The Company through its subsidiary Luxury has warehouse borrowings with several lenders (See Note 11—Debt).

(5)
Minimum rental obligations for Care, Siena, Luxury and PFG office leases. For the six month periods ended June 30, 2014 and 2013, rent expense for the Company’s office leases were $1,192 and $786, respectively.

(6)
On September 18, 2013, Operating Company entered into a Credit Agreement with Fortress and borrowed $50,000 under the Credit Agreement. The Credit Agreement also includes an option for Operating Company to borrow additional amounts up to a maximum aggregate of $125,000, subject to satisfaction of certain customary conditions. On July 25, 2013, TFI’s subsidiary Siena closed on a line of credit with Wells Fargo Bank. This revolving line is for $65,000 with an interest rate of LIBOR + 250 basis points and a maturity date of January 25, 2017. As of June 30, 2014, there was $20,162 outstanding on this line (See Note 11—Debt).

(7)	Tiptree’s subsidiary Siena issues standby letters of credit to customers which generally guarantee the borrower’s performance.

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
(16) Earnings Per Share
The Company calculates basic net income per common share based on the Company’s common stock outstanding as well as its unvested restricted share units. The unvested restricted share units are included in the basic earnings per share calculation using the two class method because they are eligible to receive dividends. Under the two class method income is allocated to the class of securities prior to the calculation of earnings per share. A diluted net income for the period takes into account the effect of dilutive instruments, such as any options on common shares, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of common shares outstanding. Diluted net income also includes the minimal dilutive impact of the 3,609,420 Operating Company warrants

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
June 30, 2014
(Unaudited)

held by TFP as part of the Contribution Transactions as summarized in Note 13. Earnings per share data excludes Tiptree’s Class B common stock, as the Class B common stock evidences a voting right without any economic interest.
The following table presents a reconciliation of basic and diluted net income per common share for the three and six month periods ended June 30, 2014 and 2013:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Basic:
Net income	$1,071	$3,415	$2,096	$4,733

Weighted average number of Class A common shares outstanding (basic)	10,617,863	10,243,951	10,602,311	10,242,733
Basic earnings per share	$0.10	$0.33	$0.20	$0.46
Diluted:
Net income	$1,070	$3,399	$2,084	$4,704

Weighted average number Class A common shares outstanding (diluted)	10,617,863	10,243,951	10,602,311	10,242,733
Diluted earnings per share	$0.10	$0.33	$0.20	$0.46
The above table excludes the effect of the 2008 warrant convertible into 652,500 shares because the exercise price of $11.33 was greater than the average market price during such periods.
(17) Dispositions, Assets Held for Sale and Discontinued Operations
On June 28, 2013, Care completed the sale of its membership interests in Care YBE Subsidiary LLC (Care YBE), which owned fourteen senior living facilities (Bickford Portfolio) to an affiliate of National Health Investors Inc. The Company has reclassified the income and expenses attributable to all properties sold prior to June 30, 2014 to discontinued operations related to its real estate segment. Expenses include an allocation of interest expense based on property carrying values and cost of debt. The following illustrates the reclassification impact as a result of classifying properties as discontinued operations for the periods presented:

	Three months ended June 30, 2013	Six months ended June 30, 2013
Revenues:
Rental revenue	$2,901	$5,920
Reimbursable income	328	655
Expenses:
Reimbursable expense	223	550
Interest expense	1,304	2,627
Other expenses	43	43
Depreciation and amortization	853	1,708
Income (loss) from discontinued operations, net	$806	$1,647
There was no reclassification impact from disposed operations for the three and six month periods ended June 30, 2014.

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
June 30, 2014
(Unaudited)

(18) Accumulated Other Comprehensive Income
Activity in accumulated other comprehensive income/(loss) (AOCI), net of tax, for the periods ended June 30, 2014 and 2013, was as follows:

Unrealized gains/ (losses) on securities
Balance at December 31, 2012	$311
Other comprehensive loss before reclassification	(331)
Amounts reclassified from AOCI	46
Period change	(285)
Balance at June 30, 2013	$26

Balance at December 31, 2013	$33
Other comprehensive loss before reclassification	130
Amounts reclassified from AOCI	9
Period change	139
Balance at June 30, 2014	$172

The following table presents the reclassification adjustments out of AOCI included in net income and the impacted line items on the income statement for the six month period ended June 30, 2014:

Components of AOCI	Amount reclassified from AOCI	Affected line item in statement where net income is presented
Unrealized gains/ (losses) on available for sale securities
	$14	Net realized gains on investments
	14	Net change before tax
	5	Provision for income tax
	$9	Net change after tax
(19) Subsequent Events

The Company has evaluated events that have occurred from July 1, 2014 through August 12, 2014 (the date this Form 10-Q was filed), and except as already included in the notes to the consolidated financial statements, it believes that no events have occurred that would require recognition or additional disclosures in these consolidated financial statements.

On May 21, 2014 the Telos 6 warehouse was initially capitalized and on July 7, 2014 the Company further contributed $10,000 to the warehouse. On August 6, 2014, the Company contributed an additional $10,000 to the warehouse.

On July 25, 2014, the Company received a principal payoff of $29,846 for the Westside loan investment resulting in a gain of approximately $7,839.

On August 5, 2014, the Company issued an aggregate of 11,096,938 shares of Class A common stock to limited partners of TFP in exchange for an aggregate of 3,966,025 TFP partnership units in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereunder. TFP delivered to Tiptree for cancellation one share of Class B common stock of Tiptree for each share of Class A common stock issued. As of August

5, 2014, there were 21,720,761 shares of Class A common stock of Tiptree outstanding and 19,871,939 shares of Class B common stock of Tiptree outstanding. As of August 5, 2014, there were 11,068,219 limited partnership units of TFP outstanding, of which Tiptree owns 3,966,025.

On August 11, 2014, Operating Company and its subsidiaries Caroline Holdings LLC and Caroline Merger Sub, Inc. entered into an Agreement and Plan of Merger to acquire Fortegra Financial Corporation (Fortegra) (NYSE:FRF) for approximately $218,000 in cash. Fortegra is a publicly traded insurance services company that offers a wide array of revenue enhancing products, including payment protection products, motor club memberships, service contracts, device and warranty services, and administration services to its business partners, including insurance companies, retailers, dealers, insurance brokers and agents and financial services companies. Closing of the merger is subject to the satisfaction of customary conditions including, among other things, insurance regulatory approvals and expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

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

OVERVIEW
Tiptree Financial Inc. (“Tiptree”) is a diversified holding company engaged through its consolidated subsidiaries in a number of businesses and is an active acquirer of new businesses. Tiptree, whose operations date back to 2007, currently has subsidiaries that operate in four industry segments: insurance and insurance services, specialty finance, asset management and real estate.
We operate our business through Operating Company, which directly or indirectly owns all of our assets. Operating Company is owned 25% by Tiptree and 75% by Tiptree Financial Partners, L.P (“TFP”). As of August 5, 2014, Tiptree owned 36% of the limited partnership units of TFP so Tiptree’s combined direct and indirect interest in Operating Company is 52%. This report is being filed by Tiptree but includes information relating to Operating Company that may be of interest to partners of TFP as partnership units of TFP are redeemable for Class A common stock of Tiptree. On July 18, 2014, the Company notified TFP’s limited partners that it will allow them to directly exchange TFP units for Class A common stock (at a rate of 2.798 shares of Class A common stock per TFP partnership unit, subject to certain conditions and limitations). For more information on our ownership and structure see Notes 1, 13 and 19 within the accompanying consolidated financial statements.
Insurance and Insurance Services
Our insurance operations are conducted through PFG, of which we own 93.74%, with the remainder owned by management and employees of PFG. PFG, through its insurance subsidiaries, develops and administers private placement insurance and annuities for high net worth and institutional clients. As of June 30, 2014, the total separate account assets for policies written by PFG were $4.8 billion. PFG, through its PFAS subsidiary, administered $37.4 billion of company-owned and bank-owned life insurance policies for other insurers.

Specialty Finance
Our specialty finance operations include (i) MFCA, a wholly-owned business which provides financing for tax-exempt organizations, (ii) a 62.11% ownership interest in Siena, a recently formed asset-based lender that offers asset-based loans to small and mid-sized U.S. businesses and (iii) a debt interest and a 67.5% ownership interest in Luxury, a residential mortgage lender that originates conforming prime jumbo and super jumbo mortgages for sale to institutional investors. As of June 30, 2014, MFCA had investments of $28.0 million, Siena had funded loans of $30.9 million of aggregate principal amount outstanding and Luxury had loans held for sale, at fair value, of $25.1 million.

Asset Management
Our asset management operations include TAMCO, an SEC-registered investment adviser that, among other managerial and advisory entities, wholly-owns Telos Asset Management LLC (“Telos”), an asset manager focused on investing in corporate credit through structured investment vehicles, such as CLOs. As of June 30, 2014, Telos had approximately $1.7 billion of AUM. Our asset management operations also include MCM which manages NPPF I, a structured tax-exempt pass-through entity that holds tax-exempt bonds for the benefit of its investors. Interests in NPPF I in the form of tranched trust certificates are held solely by third parties unaffiliated with Tiptree. As of June 30, 2014, the underlying tax-exempt bonds held by NPPF I had an aggregate principal balance of $183.4 million.

Real Estate
Our real estate operations include (i) Care LLC, a wholly-owned real estate investment company that invests in senior housing properties, and (ii) interests in various Star Asia Entities, Tokyo based real estate holding companies formed to invest predominately in Asian properties and real estate related debt instruments. As of June 30, 2014, Care LLC had total assets of $142.2 million and the carrying value of our investment in the Star Asia entities was $12.9 million.

Tiptree intends to continue to invest in its existing businesses and to opportunistically acquire majority control of new businesses, both in financial service sectors and complementary sectors; make seed investments in funds or products managed by TAMCO; and make minority debt or equity investments similar to those investments that Tiptree has made in the past. Accordingly, changes in the mix of Tiptree’s businesses, assets and investments should be expected. Management intends to take a disciplined approach by focusing on investing for the long-term in stable, scalable, cash flow positive businesses.

For additional information about our operating segments, see Note 5 to the financial statements.

Strategy
Tiptree’s primary strategy is to acquire controlling interests in a diversified group of businesses as described above. Tiptree looks for companies that offer sustainable, long-term and stable financial performance. We may also make investments that are not controlling acquisitions, and or invest in debt instruments, and have done so in the past.

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

Recent Developments

The following highlights certain developments during the quarter.

•	Telos CLO 2014-5, Ltd. (“Telos 5”) a $412.4 million collateralized loan obligation vehicle managed by Telos, issued securities on May 1, 2014.

•
On May 21, 2014 the Telos 6 warehouse credit facility was initially capitalized with $25.0 million, and on both July 7, 2014 and August 6, 2014 the Company contributed additional capital of $10.0 million, increasing the warehouse credit facility to $225.0 million.

Trends in Our Business and Outlook
Our results of operations are affected by a variety of factors, including general economic conditions and the resulting trends and market conditions specific to our businesses, some of which are discussed below.

A significant portion of Tiptree’s 2013 and 2014 revenues were generated from administrative fees from our servicing of PFG’s COLI/BOLI policies. We expect the amount of administrative fees to remain relatively constant in 2014 unless significant policy holders terminate policies, in which case our revenues could decline.

After several quiet years in the CLO market, there has been increased issuance of CLOs in 2013 and during the first half of 2014, which led to new entrants and greater supply. We issued two new CLOs in 2013, one in 2014 and initiated a warehouse facility for our sixth CLO on May 21, 2014. The initial warehouse limit was $125 million and the limit was increased to $225 million after quarter end. Depending on market conditions, we may seek to initiate a new warehouse facility before the end of 2014. However, uncertainties regarding regulatory guidance in the banking sector resulted in some institutional investors curtailing purchases of CLO liabilities which has had a negative effect on CLO issuances. Credit spreads on AAA tranches have widened and, if not offset by contracting spreads on other liability tranches, could lead to lower returns on the subordinated notes on new CLOs.

The assets of our tax-exempt business, which consist primarily of fixed coupon instruments with long durations, are highly sensitive to changes in interest rates. The large decline in interest rates throughout 2012 significantly increased the market value of the tax-exempt assets. Throughout 2013, interest rates experienced further volatility; however, the overall impact on the value of the tax-exempt assets for the year was relatively modest. The value of the assets have increased in 2014, but it is unclear whether this trend will continue.

Our interest in the asset based lending business was acquired in 2013 and they continue to build their loan portfolio. This business was a negative contributor to net income in 2013, but we expect to reverse this trend as we achieve profitable scale in the second half of 2014, although we can make no assurance that this will be the case.

The mortgage market in which we operate is sensitive to interest rates and expected changes in interest rates. In the late summer and fall of 2013, the volume of mortgages dropped sharply because of changes in interest rates. In addition, it is unclear what impact new mortgage rules may have on volume and profitability in the second half of 2014.

Our expenses increased in the first half of 2014 relative to 2013, primarily from additional expense associated with our acquisitions throughout 2013. Payroll expense and operating expenses increased with the acquisitions at Care LLC, Luxury and Siena. In addition, interest expense increased due to our credit and warehouse facilities. At PFG, the increase was primarily due to increased professional fees and other operating expenses. Management anticipates expenses to increase as these businesses continue to expand.

As a result of the $50 million borrowed under the credit agreement with Fortress and the $44 million of proceeds from the sale of the Bickford Portfolio in our real estate segment during 2013 (as described in Note 17—Dispositions, Assets Held for Sale and Discontinued Operations), we maintained a relatively larger cash balance. In the second half of 2014, we intend to deploy a significant amount of our cash balance to purchase assets, sponsor CLOs, support our existing business and to make new investments. To the extent we are unable to find suitable opportunities to deploy cash effectively, we could experience lower returns than we would expect from the deployment of cash into higher returning assets.

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

GAAP requires the consolidation of a VIE into the financial statements of the entity that is considered the VIE’s primary beneficiary. Generally, TAMCO’s contractual relationship as CLO collateral manager satisfy the criteria for TAMCO to be deemed the primary beneficiary of the CLOs that it manages. As a result, Tiptree is required to consolidate the CLOs into its financial statements. For economic purposes, as of June 30, 2014 the fair value of Tiptree’s direct investments in the subordinated notes of Telos 1, Telos 2, Telos 4 and Telos 5 was $74.5 million. For further detail on non-GAAP measures, see “Economic Net Income and Economic Book Value” within this section.
Income and expenses attributable to consolidated CLOs reflect all of the components of the CLOs: the interest income, interest expense, other related expenses, and most significantly, the mark-to-market of the underlying collateral assets. The unrealized gains and losses of the collateral assets are most affected by credit risk on the individual loans held by the CLOs. If, as a result of movement in the credit market, new loans are made at credit spreads wider than those held by the CLOs, the market value of loans held by the CLOs would decrease and could result in realized and unrealized losses. Since, under GAAP, we do not value the debt issued by the CLOs at market value, we would not recognize an offsetting decrease in the liabilities from such a change in credit spreads, which could make the reported realized and unrealized gains and losses appear larger or smaller than the economic impact on the Company’s results of operations. For economic purposes, we reverse the impact of the CLO consolidation and focus on the mark-to-market value of our underlying subordinated note positions. See “— Economic Net Income and Economic Book Value.”

Summary Consolidated Statements of Operations (in thousands)

	Three months ended June 30,		2014 vs 2013
	2014	2013	$ Variance	% Variance
Revenues:
Net realized and unrealized gains	$(935)	$(3,327)	$2,392	71.9%
Interest income	4,938	4,188	750	17.9
Separate account fees	5,525	5,504	21	0.4
Administrative service fees	12,589	12,165	424	3.5
Rental revenue	4,393	1,094	3,299	301.6
Gain on sale of loans held for sale, net	1,782	—	1,782	100.0
Other income	1,137	158	979	619.6
Total revenue	29,429	19,782	9,647	48.8
Expenses:
Interest expense	6,259	4,063	2,196	54.0
Payroll expense	12,513	8,896	3,617	40.7
Professional fees	2,824	2,580	244	9.5
Change in future policy benefits	1,072	1,196	(124)	(10.4)
Mortality expenses	2,583	2,638	(55)	(2.1)
Commission expense	174	619	(445)	(71.9)
Depreciation and amortization expense	1,803	1,223	580	47.4
Other expenses	3,901	3,021	880	29.1
Total expenses	31,129	24,236	6,893	28.4
Net income before taxes and income attributable to consolidated CLOs from continuing operations	(1,700)	(4,454)	2,754	61.8
Results of consolidated CLOs:
Income attributable to consolidated CLOs	12,849	5,655	7,194	127.2
Expenses attributable to the consolidated CLOs	14,997	11,417	3,580	31.4
Net income attributable to consolidated CLOs	(2,148)	(5,762)	3,614	62.7
Income before taxes from continuing operations	(3,848)	(10,216)	6,368	62.3
Less provision for income taxes	497	1,816	(1,319)	(72.6)
(Loss) income from continuing operations	(4,345)	(12,032)	7,687	63.9
Discontinued operations:
Gain on sale of Bickford portfolio, net	—	15,463	(15,463)	(100.0)
Income from discontinued operations, net	—	806	(806)	(100.0)
Provision for income taxes	—	—	—	NM
Discontinued operations, net	—	16,269	(16,269)	(100.0)
Net income	(4,345)	4,237	(8,582)	(202.5)
Less net income attributable to noncontrolling interest	(747)	10,072	(10,819)	(107.4)
Less net (loss) income attributable to VIE subordinated noteholders	(4,669)	(9,250)	4,581	49.5
Net income available to Class A common stockholders	$1,071	$3,415	$(2,344)	(68.6)%

NM indicates the metric is not meaningful.

Statements of Operations Information - Three Months Ended June 30, 2014 compared to 2013
Total revenue
Total revenue for the period ended June 30, 2014 was $29.4 million, compared to $19.8 million for the same period in 2013, an increase of $9.6 million, or 48.8%. This increase was largely due to increases in rental revenue of $3.3 million from newly acquired Care properties, $2.4 million of net realized and unrealized gains on investments primarily from our tax exempt business and the gain on sale of loans held for sale at Luxury of $1.8 million.

Net realized and unrealized gains and losses
Realized and unrealized gains increased by $2.4 million, or 71.9%, for the period ended June 30, 2014 over 2013 levels. The increase from 2013 to 2014 was largely driven by the assets of our tax-exempt business. These assets consist of fixed coupon instruments with long durations that are highly sensitive to changes in interest rates. The decline in interest rates compared to the 2013 period, resulted in $4.4 million of unrealized gains in the three months ended June 30, 2014 compared to the corresponding period in the prior year. This $4.4 million increase was offset, in part by a $1.5 million decline in other investments including credit derivatives and warehouse assets during the period compared to the prior year corresponding period.
Interest income
Interest income on loan and security portfolios increased $0.8 million or 17.9% for the period ended June 30, 2014 compared to the same period in the prior year, largely due to increases in interest income at Siena of $0.7 million and $0.3 million of income recorded for Luxury. These gains were offset, in part, by a decline in interest income of $0.3 million at MFCA. The increase at Siena was due to the increase in lending activity in 2014 compared to 2013. The decline in income at MFCA is consistent with the continued reduction of the portfolio. Tiptree did not own the Luxury business in 2013.
Separate account fees

Separate account fees increased less than $0.1 million, or less than 1%, for the period ended June 30, 2014 compared to the same period in the prior year. This slight increase was the result of higher average assets under management during 2014, which generated higher fees. Separate account assets were $4.8 billion at June 30, 2014 compared to $4.3 billion at June 30, 2013.

Administrative service fees

Administrative service fees increased $0.4 million, or 3.5%, for the period ended June 30, 2014 compared to the same period in the prior year. This increase was due to higher growth in assets under administration.

Gain on sale of loans held for sale, net
Gain on sale of loans held for sale, net for the period ended June 30, 2014 was $1.8 million compared to none in the prior period. This gain relates to the sale of loans within Luxury, which was acquired in the first quarter of 2014.
Other income
Other income increased $0.9 million, or 619.6%, from $0.2 million as of June 30, 2013 to $1.1 million as of June 30, 2014. This increase was largely attributable to the increase of $0.6 million of income at Luxury and increases of $0.2 million at Care and $0.1 million at Siena. Luxury was acquired at the beginning of 2014 and was not included in the corresponding prior year period. The increases at Care related to income and resident fees at Care’s newly acquired properties, Heritage and Premier. The increase at Siena is consistent with the increase in lending activity in 2014 compared to 2013.
Rental revenue
Rental revenues for the period ended June 30, 2014 from Care LLC were $4.4 million, an increase over the comparable period in 2013 due to Care LLC’s acquisition of additional properties that were not owned in the prior period.
Total expenses
Total expenses for the period ended June 30, 2014 were $31.1 million compared to $24.2 million for the same period in 2013, an increase of $6.9 million, or 28.4%. The increase was largely attributable to increases in payroll and other expenses of $3.6 million and $0.9 million, respectively, relating to property acquisitions at Care and the acquisitions of Siena in 2013 and Luxury during 2014. There were also increases in interest expense of $2.2 million largely due to borrowings under Tiptree’s credit facility and additional interest expense at Siena and at Luxury.
Interest expense
The $2.2 million increase in interest expense for the period ended June 30, 2014 over the same period in 2013 was a result of $0.6 million related to borrowings associated with newly acquired real estate operations at Care and $1.5 million related to Tiptree’s credit facility. Tiptree closed its credit facility during the third quarter of 2013 and as a result did not incur this expense in the prior year corresponding period.
Payroll expense
The $3.6 million increase in payroll expense for the period ended June 30, 2014 over the same period in 2013 consists of a $3.0 million increase relating to Siena and Luxury and a $1.1 million increase relating to Care. The increase in payroll expense at Care is primarily due to consolidation of the operations of Heritage and Calamar in the period ended June 30, 2014. These properties were acquired later in the year in 2013 and were not included in the results for the three months ended June 30, 2013. These increases were offset, in part, due to net declines in expenses at other subsidiaries of approximately $0.5 million.
Depreciation and amortization expense
The $0.6 million increase in depreciation and amortization expense for the period ended June 30, 2014 compared to the same period in 2013 relates to an increase in depreciation expense largely as a result of the new properties acquired by Care in 2013 and depreciation expense relating to the Siena and Luxury acquisitions.
Other expenses
The $0.9 million increase in other expenses for the period ended June 30, 2014 compared to the same period in 2013 largely consists of expenses relating to Luxury.
Income attributable to consolidated CLOs
Income attributable to consolidated CLOs was $12.8 million in 2014 compared to $5.7 million in 2013, an increase of $7.1 million, or 127.2%. This increase relates to an increase in unrealized gains relating to loans and interest income of $5.0 million and $2.1 million, respectively.
Expenses attributable to the consolidated CLOs
The $3.6 million increase in expense attributable to the consolidated CLOs largely relates to $3.3 million of expenses associated with Telos 5, which was issued during the second quarter of 2014.
Provision for income taxes

The provision for income taxes declined $1.3 million for the period ended June 30, 2014 from an income tax expense of $1.8 million in the prior period to an income tax expense of $0.5 million in the current period. Comparison with prior periods is not meaningful as the Company’s tax status prior to June 30, 2013 was that of a REIT.

Discontinued operations, net

Discontinued operations, net, decreased $16.3 million, or 100%, for the period ended June 30, 2014 compared to the same period in 2013. This is comprised of the income related to the Bickford Portfolio in 2013. For more detail on the Bickford Portfolio sale see Note 17—Dispositions, Assets Held for Sale and Discontinued Operations within the accompanying consolidated financial statements.

Net income attributable to noncontrolling interest

Net income attributable to noncontrolling interest represents the portion of net income generated by consolidated entities that are not attributable to Tiptree’s ownership interest in those entities.

Net (loss) income attributable to VIE subordinated noteholders
Since Tiptree consolidates the VIEs, all of the net income and expense of the VIEs are included in its consolidated results, even though Tiptree only benefits from the net income and incurs the net loss of the portion of the VIEs owned by it. Net (loss) income attributable to the VIE subordinated noteholders represents net (loss) income not attributable to Tiptree’s ownership interest in the VIEs. Therefore, higher net losses attributable to VIE subordinated noteholders increases net income available to Tiptree Class A stockholders. Conversely, higher income attributable to VIE subordinated noteholders decreases net income available to Tiptree Class A stockholders. The net loss attributable to the VIE subordinated noteholders for the period ended June 30, 2014 was $4.7 million, compared to $9.3 million for the same period in 2013, a decrease of $4.6 million. The decrease was primarily due to a gain of $3.5 million in Telos 1, combined with a net gain of $1.0 million in the remaining Telos CLOs.
Net income available to Class A common stockholders
The net income available to Class A common stockholders for the period ended June 30, 2014 was $1.1 million compared to net income of $3.4 million for the same period in 2013, a decrease of $2.3 million, or 68.6%. This decrease was largely due to the decline of $16.3 million from discontinued operations, partially offset by the $2.8 million increase in net income before taxes and income attributable to the CLOs and the $3.6 million increase in net income attributable to consolidated CLOs. This decline, combined with the decline of $4.6 million in the net loss attributable to VIE subordinated noteholders, and the $1.3 million and $10.8 million declines in the provision for income taxes and net income attributable to the noncontrolling interest, respectively, both of which have a beneficial affect to income available to Class A common stockholders, largely resulted in the overall $2.3 million decline for the quarter.

	Six months ended June 30,		2014 vs 2013
	2014	2013	$ Variance	% Variance
Revenues:
Net realized and unrealized gains	$67	$(2,526)	$2,593	102.7%
Interest income	10,301	7,215	3,086	42.8
Separate account fees	11,012	10,810	202	1.9
Administrative service fees	24,941	24,096	845	3.5
Rental revenue	8,839	1,916	6,923	NM
Gain on sale of loans held for sale, net	2,734	—	2,734	100.0
Other income	1,867	376	1,491	396.5
Total revenue	59,761	41,887	17,874	42.7
Expenses:
Interest expense	12,221	7,898	4,323	54.7
Payroll expense	23,083	17,524	5,559	31.7
Professional fees	3,914	3,952	(38)	(1.0)
Change in future policy benefits	2,197	2,313	(116)	(5.0)
Mortality expenses	5,225	5,252	(27)	(0.5)
Commission expense	1,158	1,174	(16)	(1.4)
Depreciation and amortization expense	3,366	2,166	1,200	55.4
Other expenses	10,057	6,495	3,562	54.8
Total expenses	61,221	46,774	14,447	30.9
Net income before taxes and income attributable to consolidated CLOs from continuing operations	(1,460)	(4,887)	3,427	70.1
Results of consolidated CLOs:
Income attributable to consolidated CLOs	24,835	22,219	2,616	11.8
Expenses attributable to the consolidated CLOs	28,989	21,238	7,751	36.5
Net income attributable to consolidated CLOs	(4,154)	981	(5,135)	(523.4)
Income before taxes from continuing operations	(5,614)	(3,906)	(1,708)	(43.7)
Less provision for income taxes	926	3,115	(2,189)	NM
(Loss) income from continuing operations	(6,540)	(7,021)	481	6.9
Discontinued operations:
Gain on sale of Bickford portfolio, net	—	15,463	(15,463)	(100.0)
Income from discontinued operations, net	—	1,647	(1,647)	(100.0)
Provision for income taxes	—	—	—	NM
Discontinued operations, net	—	17,110	(17,110)	(100.0)
Net income	(6,540)	10,089	(16,629)	(164.8)
Less net income attributable to noncontrolling interest	(449)	14,177	(14,626)	(103.2)
Less net (loss) income attributable to VIE subordinated noteholders	(8,187)	(8,821)	634	NM
Net income available to Class A common stockholders	$2,096	$4,733	$(2,637)	(55.7)%

NM indicates the metric is not meaningful.

Statements of Operations Information - Six Months Ended June 30, 2014 Compared to 2013
Total revenue
Total revenue for the period ended June 30, 2014 was $59.8 million, compared to $41.9 million for the same period in 2013, an increase of $17.9 million, or 42.7%. This increase was largely due to increases in rental revenue of $6.9 million from newly acquired Care properties, interest income of $3.1 million from acquired entities, a $2.7 million gain on sale of loans held for sale at Luxury, net and $2.6 million of net realized and unrealized gains on investments primarily from our tax exempt business.

Net realized and unrealized gains and losses
Realized and unrealized gains increased by $2.6 million, or 102.7%, for the period ended June 30, 2014 over 2013 levels. The increase from 2013 to 2014 was largely driven by the assets of the tax-exempt business. These assets consist of fixed coupon instruments with long durations that are highly sensitive to changes in interest rates. The decline in interest rates compared to the 2013 period, resulted in $5.3 million of unrealized gains in 2014. This $5.3 million increase was offset, in part, by a $1.9 million overall decline in other investments including credit derivatives and warehouse assets for the period ended June 30, 2014 compared to the prior year period and a $0.7 million decline in income from investments in partially owned entities, principally Star Asia.
Interest income
Interest income on loan and security portfolios increased $3.1 million, or 42.8%, for the period ended June 30, 2014 compared to the same period in the prior year, largely due to increases in income of $2.4 million related to Tiptree’s investment holdings, income at Siena of $0.9 million and $0.6 million of income recorded for Luxury. These gains were offset, in part, by a decline in interest income of $0.6 million at MFCA. The increase in interest income included $1.1 million related to the investment in the warehouse and $0.4 million related to credit derivatives. The increase at Siena was consistent with the increase in lending activity in 2014 compared to 2013. The decline in income at MFCA was due to continued reduction of the portfolio. Tiptree did not own the Luxury business in 2013.

Separate account fees

Separate account fees increased $0.2 million, or 1.9%, for the period ended June 30, 2014 compared to the same period in the prior year. This increase was the result of higher average assets under management during 2014, which generated higher fees. Separate account assets were $4.8 billion at June 30, 2014 compared to $4.3 billion at June 30, 2013.

Administrative service fees

Administrative service fees increased $0.8 million, or 3.5%, for the period ended June 30, 2014 compared to the same period in the prior year. This increase was due to higher growth in assets under administration.

Rental revenue
Rental revenues for the period ended June 30, 2014 from Care LLC were $8.8 million, an increase over the comparable period in 2013 due to Care LLC’s acquisition of additional properties that were not owned in the prior period.
Gain on sale of loans held for sale, net
Gain on sale of loans held for sale, net for the period ended June 30, 2014 was $2.7 million compared to none in the prior period. This gain relates to the sale of loans within Luxury, which was acquired in the first quarter of 2014.
Other income
Other income increased $1.5 million, or 396.5%, from $0.4 million as of June 30, 2013 to $1.9 million as of June 30, 2014. This increase was largely attributable to the increase of $0.6 million of income at Luxury as well as increases of $0.3 million at Care and $0.5 million at Siena. Luxury was acquired at the beginning of the year and was not included in the prior year comparative period. The increases at Care related to income and resident fees at Care’s newly acquired properties, Heritage and Premier. The increase at Siena was consistent with the increase in lending activity in 2014 compared to 2013.

Total expenses
Total expenses for the period ended June 30, 2014 were $61.2 million compared to $46.8 million for the same period in 2013, an increase of $14.4 million, or 30.9%. The increase was largely attributable to increases in payroll and other expenses of $5.6 million and $3.6 million, respectively, relating to property acquisitions at Care and the acquisitions of Siena in 2013 and Luxury during 2014. There were also increases in interest expense of $4.3 million largely due to Tiptree’s credit facility.
Interest expense
The $4.3 million increase in interest expense for the period ended June 30, 2014 over the same period in 2013, was a result of $1.2 million related to borrowings associated with newly acquired real estate operations and $2.5 million related to Tiptree’s credit facility. Tiptree closed its credit facility during the third quarter of 2013 and as a result did not incur this expense in the prior year corresponding period. Interest expense also increased $0.6 million relating to Siena and Luxury for the period ended June 30, 2014. Siena’s interest expense increased commensurate with borrowings as activity increased in 2014 and Tiptree did not own Luxury in the prior year corresponding period.
Payroll expense
The $5.6 million increase in payroll expense for the period ended June 30, 2014 over the same period in 2013 consisted of a $4.1 million increase relating to Siena and Luxury and a $2.5 million increase relating to Care. The increase in payroll expense at Care was primarily due to the consolidation of the payroll expense of the operating companies of the Heritage and Calamar joint ventures attributable to the employees of the management companies thereof in the period ended June 30, 2014. These properties were acquired later in the year in 2013 and were not included in the results for the period ended June 30, 2013. These increases were offset, in part, due to net declines in expenses at TAMCO and other subsidiaries of approximately $1.1 million.
Depreciation and amortization expense
The $1.2 million increase in depreciation and amortization expense for the period ended June 30, 2014 compared to the corresponding period in 2013 related to an increase in depreciation expense largely as a result of the new properties acquired by Care in 2013 and depreciation expense relating to the Siena and Luxury acquisitions.
Other expenses
The $3.6 million increase in other expenses for the period ended June 30, 2014 compared to the same period in 2013 largely consisted of expenses attributable to Care relating to the operations of Heritage and Calamar. An increase of $0.6 million related to increased costs at PFG related to an office relocation occurring in 2014 and $1.3 million of expenses related to Luxury, which Tiptree did not own in the prior year corresponding period, also contributed to the increase for the period.
Income attributable to consolidated CLOs
Income attributable to consolidated CLOs was $24.8 million in 2014 compared to $22.2 million in 2013, an increase of $2.6 million, or 11.8%. This increase resulted from an increase in interest income of $6.7 million and an increase of unrealized gains related to loans of $2.1 million, partially offset by realized losses of $6.2 million. The increase in interest income was primarily attributable to interest income from Telos 4 and Telos 5, which had not closed in the prior year corresponding period. The increase in realized losses in the consolidated CLOs was primarily related to Telos 1 and Telos 2, which are beyond their reinvestment period. Telos 1 and Telos 2 have entered their pay down period in which tranches of debt issued by the CLO are repaid in accordance with the CLOs’ priority of payments. As the debt tranches, which are currently booked at discounted carrying value are paid down at par, a realized loss is recorded by the CLO.
Expenses attributable to the consolidated CLOs
The $7.8 million increase in expenses attributable to the consolidated CLOs consists of expenses associated with Telos 4 and Telos 5 incurred in the period ended June 30, 2014, but which had not closed during the prior year corresponding period.
Provision for income taxes

The provision for income taxes decreased $2.2 million for the period ended June 30, 2014 from an income tax expense of $3.1 million in the prior period to an income tax expense of $0.9 million in the current period. Comparison with prior periods is not meaningful as the Company’s tax status prior to June 30, 2013 was that of a REIT.

Discontinued operations, net

Discontinued operations, net, decreased $17.1 million, or 100%, for the period ended June 30, 2014 compared to the same period in 2013. This was comprised of the income related to the Bickford Portfolio in 2013. For more detail on the Bickford Portfolio sale see Note 17—Dispositions, Assets Held for Sale and Discontinued Operations within the accompanying consolidated financial statements.

Net income attributable to noncontrolling interest

Net income attributable to noncontrolling interest represents the portion of net income generated by consolidated entities that are not attributable to Tiptree’s ownership interest in those entities.
Net (loss) income attributable to VIE subordinated noteholders
Since Tiptree consolidates the VIEs, all of the net income and expense of the VIEs is included in its consolidated results, even though Tiptree only benefits from the net income and incurs the net loss of the portion of the VIEs owned by it. Net (loss) income attributable to the VIE subordinated noteholders represents net (loss) income not attributable to Tiptree’s ownership interest in the VIEs. Therefore, higher net losses attributable to VIE subordinated noteholders increases net income available to Tiptree Class A stockholders. Conversely, higher income attributable to VIE subordinated noteholders decreases net income available to Tiptree Class A stockholders. The net loss attributable to the VIE subordinated noteholders for the period ended June 30, 2014 was $8.2 million, compared to a net loss of $8.8 million for the same period in 2013, an increase of $0.6 million. The increase was largely due to income from Telos 4 and Telos 5 of $1.0 million partially offset by net losses of $0.4 million from Telos 1, Telos 2 and Telos 3.
Net income available to Class A common stockholders
Net income available to Class A common stockholders for the period ended June 30, 2014 was $2.1 million, compared to net income of $4.7 million for the same period in 2013, a decrease of $2.6 million, or 55.7%. This decrease was largely due to the decline of $17.1 million and $5.1 million in discontinued operations, net and income attributable to the CLOs, respectively. These declines were offset, in part, by the increase of $3.4 million in net income before taxes and income attributable to CLOs and a decline in tax expense of $2.1 million. This decline, combined with the decline of $0.6 million in the net loss attributable to VIE subordinated noteholders and the $14.6 million decline in net income attributable to the noncontrolling interest, which has a beneficial affect to income available to Class A common stockholders, largely resulted in the overall $2.6 million decline for the year.
Balance Sheet Information - June 30, 2014 Compared to December 31, 2013
Tiptree’s total assets increased $498.2 million, or 7.2%, at June 30, 2014 compared to year end December 31, 2013. This increase was largely driven by the increase in assets of consolidated CLOs of $344.3 million due to the issuance of Telos 5, the increase of $174.5 million of separate account assets at PFG and $25.1 million of loans held for resale at fair value at Luxury offset, in part, by the decline of $48.9 million of investment in loans from the closing of Telos 5.
Total liabilities increased $502.8 million over the prior year end largely due to an increase in separate account liabilities at PFG of $174.5 million, an increase in liabilities on the consolidated CLOs of $346.5 million due to the issuance of Telos 5, and increase in due to brokers, dealers and trustees of $62.9 million relating to the warehouse, offset, in part, by a decrease in debt of $74.9 million from the closing of the Telos 5 warehouse and a decline in policy liabilities of $9.5 million at PFG.

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
Each reportable segment’s measure of profit/(loss) is reported before income taxes and includes discontinued operations and non-controlling interest, as this is how management views its segments.

	Three months ended June 30, 2014
	Insurance and insurance services		Specialty finance	Asset management		Real estate	Corporate eliminations and other	Totals
Fee income	$18,114	(1)	$—	$—		$—	$—	$18,114
Rental revenue	—		—	—		4,375	18	4,393
Interest income	1,145		6,643	—		682	(3,532)	4,938
Other revenue	9		1,871	442	(2)	113	(451)	1,984
Intersegment revenues	—		110	2,943	(2)	—	(3,053)	—
Total revenue	19,268		8,624	3,385		5,170	(7,018)	29,429

Interest expense	2,897		2,340	—		978	44	6,259
Payroll expense	4,788		3,237	2,772		1,716	—	12,513
Professional fee expense	734		1,329	252		117	392	2,824
Other expense	7,087		898	372		1,952	(776)	9,533
Total expense	15,506		7,804	3,396		4,763	(340)	31,129
Segment profit/(loss)	$3,762		$820	$(11)		$407	$(6,678)	$(1,700)
Net loss attributable to consolidated CLOs								(2,148)
Less: non-controlling interest and net income attributable to the VIE subordinated noteholders								(5,416)
Discontinued operations								—
Income taxes								497
Net income available to common stockholders								$1,071
(1) Includes separate account and administrative servicing fees.
(2) Includes management fees, which is a component of other income on the Company’s Consolidated Statements of Operations.

	Three months ended June 30, 2013
	Insurance and insurance services		Specialty finance	Asset management		Real estate	Corporate eliminations and other	Totals
Fee income	$17,669	(1)	$—	$—		$—	$—	$17,669
Rental revenue	—		—	—		3,995	(2,901)	1,094
Interest income	1,226		5,720	—		587	(3,345)	4,188
Other revenue/unrealized (loss)	40		(4,401)	74	(2)	17,153	(16,035)	(3,169)
Intersegment revenues	—		47	5,141	(2)	—	(5,188)	—
Total revenue	18,935		1,366	5,215		21,735	(27,469)	19,782

Interest expense	3,129		570	—		1,711	(1,347)	4,063
Payroll expense	4,595		269	3,450		582	—	8,896
Professional fee expense	336		841	216		1,187	—	2,580
Other expense	6,681		672	203		2,981	(1,840)	8,697
Total expense	14,741		2,352	3,869		6,461	(3,187)	24,236
Segment profit/(loss)	$4,194		$(986)	$1,346		$15,274	$(24,282)	$(4,454)
Net loss attributable to consolidated CLOs								(5,762)
Less: non-controlling interest and net income attributable to the VIE subordinated noteholders								822
Discontinued operations								16,269
Income taxes								1,816
Net income available to common stockholders								$3,415
(1) Includes separate account and administrative servicing fees.
(2) Includes management fees, which is a component of other income on the Company’s Consolidated Statements of Operations.
Segment Results - Three month Period Ended June 30, 2014 Compared to 2013
Insurance and Insurance Services Operations
Total revenues for insurance operations were $19.3 million for the three month period ended 2014, compared to $18.9 million for the same period in 2013, representing an increase of $0.4 million, or 2.1%. The primary driver of the increase was increased fee income from separate account fees and administrative service fees.
Total expenses for insurance operations for the three month periods ended June 30, 2014 and 2013 were $15.5 million and $14.7 million, respectively. This increase of $0.8 million was primarily attributable to increases in payroll and other expense, offset, in part, by a decline in interest expense.
Total operating profit for insurance operations for 2014 was $3.8 million, compared to $4.2 million for 2013, a decrease of $0.4 million, or 9.5%. This decrease was primarily the result of an increased expense base being offset by an increased fee income on administrative service fees.

Specialty Finance Operations
Total revenues for specialty finance operations for the three month period ended June 30, 2014 were $8.6 million, compared to $1.4 million for 2013, an increase of $7.2 million, or 514.3%. The increase was attributable to an increase in unrealized gains in 2014 due to increases in market values (from the MFCA portfolio) in 2014, as well as gains on the sale of loans from Luxury of $1.9 million. Also contributing to the increase was an increase in interest income of $0.9 million due to the revenue from the additional positions related to the warehouse facilities. In 2013, this was related to the Telos 3 and Telos 4 warehouse facilities. In 2014, this related to the Telos 5 and Telos 6 warehouse facilities.
Total expenses for specialty finance operations for the three month period ended June 30, 2014 were $7.8 million, compared to $2.4 million for 2013, an increase of $5.4 million, or 225%. The increase was primarily the result of increases in interest expense of $1.8 million and payroll expense of $3.0 million due to the the inclusion of Siena and Luxury in results for 2014.
Total operating profit for specialty finance operations for the three month period ended June 30, 2014 was $0.8 million, compared to a loss of $1.0 million for 2013, an increase of $1.8 million, or 180%. This increase was driven primarily by the increase in interest income from the additional CLO warehouse facility positions, partially offset by the inclusion of the expenses of Siena and Luxury in the Company’s 2014 results.
Asset Management Operations
Total revenues for asset management were $3.4 million for the three month period ended June 30, 2014, a decrease of $1.8 million or 34.6% compared to $5.2 million for 2013. The decrease in revenue in 2014 was primarily attributable to lower management fees received from Telos 1 and Telos 2, offset in part by management fees received from the addition of Telos 4 and Telos 5 in 2014.
Total expenses for asset management were $3.4 million for the three month period ended June 30, 2014 compared to $3.9 million for 2013. This decrease of $0.5 million was primarily attributable to lower compensation related costs in 2014.
Total operating loss for asset management was less than $0.1 million for the three month period ended June 30, 2014 compared to income of $1.3 million in 2013, a decrease of $1.4 million, or 108%. The primary driver of this decrease was lower management fee revenues in 2014, as the management fees associated with the Bickford portfolio ended with the sale in 2013.
Real Estate Operations
Total revenues for real estate operations for the three month period ended June 30, 2014 were $5.2 million, compared to $21.7 million for 2013, a decrease of $16.5 million, or 76%. This decrease was due to the gain on the sale of the Bickford property in 2013.
Total expenses for real estate operations for the three months ended June 30, 2014 were $4.8 million, compared to $6.5 million for 2013, a decrease of $1.7 million, or 26.2%. This decrease was primarily due to lower interest expense and other expense, offset in part by higher payroll expense. Payroll expense increased during the 2014 period due to the consolidation of the operations of Heritage and Calamar in 2014.
Total operating profit for real estate operations for 2014 was $0.4 million, compared to $15.3 million in 2013, a decrease of $14.9 million. The driver of this decrease was due to the gain on the sale of the Bickford property in 2013.

	Six months ended June 30, 2014
	Insurance and insurance services		Specialty finance	Asset management		Real estate	Corporate eliminations and other	Totals
Fee income	$35,953	(1)	$—	$—		$—	$—	$35,953
Rental revenue	—		—	—		8,821	18	8,839
Interest income	2,333		13,959	—		1,365	(7,356)	10,301
Other revenue	14		4,370	537	(2)	342	(595)	4,668
Intersegment revenues	—		187	6,311	(2)	—	(6,498)	—
Total revenue	$38,300		$18,516	$6,848		$10,528	$(14,431)	$59,761

Interest expense	$5,810		$4,487	$—		$1,956	$(32)	$12,221
Payroll expense	10,070		4,415	5,084		3,514	—	23,083
Professional fee expense	924		2,182	467		172	169	3,914
Other expense	15,361		2,675	703		4,071	(807)	22,003
Total expense	32,165		13,759	6,254		9,713	(670)	61,221
Segment profit/(loss)	$6,135		$4,757	$594		$815	$(13,761)	$(1,460)
Net loss attributable to consolidated CLOs								(4,154)
Less: non-controlling interest and net income attributable to the VIE subordinated noteholders								(8,636)
Discontinued operations								—
Income taxes								926
Net income available to common stockholders								2,096
Segment assets as of June 30, 2014	$5,114,648		$396,366	$11,879	(3)	$150,844	$1,704,894	$7,378,631
(1)    Includes separate account and administrative servicing fees.
(2)    Includes management fees, which is a component of other income on the Company’s Consolidated Statements of Operations.
(3)    Refer to Management’s Discussion and Analysis—Economic Net Income Components for further information on assets under management.

	Six months ended June 30, 2013
	Insurance and insurance services		Specialty finance	Asset management		Real estate	Corporate eliminations and other	Totals
Fee income	$34,906	(1)	$—	$—		$—	$—	$34,906
Rental revenue	—		—	—		7,836	(5,920)	1,916
Interest income	2,407		10,728	—		911	(6,832)	7,214
Other revenue/ unrealized (loss)	72		(3,836)	211	(2)	17,608	(16,204)	(2,149)
Intersegment revenues	—		164	8,874	(2)	—	(9,038)	—
Total revenue	$37,385		$7,056	$9,085		$26,355	$(37,994)	$41,887

Interest expense	$6,263		$1,064	$—		$3,362	$(2,791)	$7,898
Payroll expense	9,611		276	6,669		968	—	17,524
Professional fee expense	659		1,673	431		1,189	—	3,952
Other expense	14,858		1,245	338		5,706	(4,747)	17,400
Total expense	31,391		4,258	7,438		11,225	(7,538)	46,774
Segment profit/(loss)	$5,994		$2,798	$1,647		$15,130	$(30,456)	$(4,887)
Net income attributable to consolidated CLOs								981
Less: non-controlling interest and net income attributable to the VIE subordinated noteholders								5,356
Discontinued operations								17,110
Income taxes								3,115
Net income available to common stockholders								4,733
Segment assets as of December 31, 2013	$4,949,262		$385,987	$7,896	(3)	$170,683	$1,366,620	$6,880,448
(1)    Includes separate account and administrative servicing fees.
(2)    Includes management fees, which is a component of other income on the Company’s Consolidated Statements of Operations.
(3)    Refer to Management’s Discussion and Analysis—Economic Net Income Components for further information on assets under management.

Segment Results - Year to date June 30, 2014 Compared to 2013
Insurance and Insurance Services Operations
Total revenues for insurance operations were $38.3 million for the six month period ended June 30, 2014, compared to $37.4 million for the same period in 2013, representing an increase of $0.9 million, or 2.4%. The primary driver of the increase was increased fee income from separate account fees and administrative service fees.
Total expenses for insurance operations for the periods ended June 30, 2014 and 2013 were $32.2 million and $31.4 million, respectively. This increase of $0.8 million was primarily due to increases in payroll and costs associated with a build out and office relocation, offset in part by a decline in interest expense on notes payable.

Total operating profit for insurance operations for 2014 was $6.1 million, relatively flat when compared to $6.0 million for 2013, as increases in income from administrative service fees were offset by a higher expense base.
Specialty Finance Operations
Total revenues for specialty finance operations for the six month period ended June 30, 2014 were $18.5 million, compared to $7.1 million for 2013, an increase of $11.4 million, or 161%. The increase was attributable in part to unrealized gains of $1.0 million in 2014 compared to unrealized losses of $2.4 million in 2013, due to increases in market values (from the MFCA portfolio) in 2014. Also a contributor to the increase in revenue in 2014 was $2.7 million from Luxury’s gains on the sale of loans as well as an increase in interest income of $3.2 million, largely due to the revenue from the additional positions related to the warehouse facilities. In 2013, this interest income was related to the Telos 3 and Telos 4 warehouse facilities. In 2014, it related to the warehouse facilities.
Total expenses for specialty finance operations for the six months ended June 30, 2014 were $13.8 million, compared to $4.3 million for 2013, an increase of $9.5 million, or 221%. The increase was primarily the result of increases in interest expense of $3.4 million, payroll expense of $4.1 million and other expense of $1.5 million due to the the inclusion of Siena and Luxury in results for 2014.
Total operating profit for specialty finance operations for the six month period in 2014 was $4.8 million, compared to $2.8 million for 2013, an increase of $2.0 million, or 71.4%. This increase was driven primarily by the increase in interest income from the additional CLO warehouse facility positions, offset by the inclusion of the expenses of Siena and Luxury in the Company’s 2014 results.
Asset Management Operations
Total revenues for asset management were $6.8 million for the six month period ended June 30, 2014, a decrease of $2.3 million, or 25.3%, compared to $9.1 million for 2013. The decrease in revenue in 2014 was primarily attributable to lower management fees received from Telos 1 and Telos 2, offset in part by the addition of Telos 3 and Telos 4 in 2013, and Telos 5 in 2014 and the associated management fees in 2014.
Total expenses for asset management were $6.3 million for the six month period ended June 30, 2014, compared to $7.4 million for 2013. This decrease of $1.1 million was primarily attributable to lower compensation related costs in 2014.
Total operating profit for asset management was $0.6 million for the six month period ended June 30, 2014, compared to $1.6 million in 2013, a decrease of $1.0 million, or 62.5%. The primary driver of this decrease was lower management fees received in 2014, as the management fees associated with the Bickford portfolio ended with the sale in 2013.
Real Estate Operations
Total revenues for real estate operations for the six month period ended June 30, 2014 were $10.5 million, compared to $26.4 million for 2013, a decrease of $15.9 million, or 60.2%. This decrease was attributed to the sale of the Bickford property in 2013.
Total expenses for real estate operations for the six month period ended June 30, 2014 were $9.7 million, compared to $11.2 million for 2013, a decrease of $1.5 million. This decrease was primarily due to decreased interest expense on debt and decreased professional fees and decreased other expenses, offset in part by an increase in payroll expense.
Total operating profit for real estate operations for 2014 was $0.8 million, compared to $15.1 million in 2013, a decrease of $14.3 million. The primary driver of this decrease was the aforementioned sale of the Bickford property in 2013, offset in part by lower expenses in 2014.

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
Economic Net Income Components
The following table details the individual revenue and expense components of the non-GAAP measure ENI for the periods indicated (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2014	2013		2014		2013
Revenues:
Interest income	$1,731	$1,575		$4,140		$1,792
Dividend/distribution income	4,031	3,689		8,174		8,964
Realized gains (losses)	(1,055)	(1,130)		(752)		(1,008)
Unrealized gains	1,874	3,620		2,333		12,674
Management fee income (see table below for details)	3,303	5,138		6,649		8,587
Total revenues	9,884	12,892		20,544		31,009
Expenses:
Compensation expense	2,032	3,456		4,356		6,904
Distribution expense (convertible preferred)	—	933		—		1,747
Interest expense	2,035	528		4,000		900
Professional fees and other	1,964	1,651		3,620		2,939
Total expense	6,031	6,568	—	11,976		12,490
Economic Net Income of Operating Company	3,853	6,324	—	8,568		18,519
Less: Economic Net Income attributable to TFP	2,869	4,749		6,380		13,906
Economic Net Income of Tiptree before tax provision	984	1,575		2,188		4,613
Less: Tax adjustment attributable to Tiptree	(324)	(327)		(537)		(327)
Economic Net Income of Tiptree	$1,308	$1,902	—	$2,725	—	$4,940

The following table presents detail regarding components of management fee income:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Management fees associated with CLOs	$3,112	$3,330	$6,233	$6,446
Other non-CLO advisory fees (1)	191	1,808	416	2,141
Total management fee income	$3,303	$5,138	$6,649	$8,587
(1) Other non-CLO advisory fees represent the advisory/management fees earned by MCM and TREIT.

The following table summarizes the structure of each CLO managed:

	Issuance date	Fee earning assets under management (1)	First optional call date (2)	Termination of reinvestment period (3)	Maturity date (4)
Telos 1	11/2006	$246,428	01/2011	01/2013	10/2021
Telos 2	06/2007	321,197	07/2011	07/2013	04/2022
Telos 3	02/2013	353,097	01/2015	01/2017	01/2024
Telos 4	08/2013	351,298	07/2015	07/2017	07/2024
Telos 5	05/2014	400,000	04/2016	04/2018	04/2025
Total CLOs		$1,672,020

(1)     Fee Earning AUM are as of the next Distribution Date after June 30, 2014.

(2)	CLOs are generally callable by equity holders (or the subordinated note holders of the CLO) once per quarter beginning after termination of a Non-Call Period and subject to certain other restrictions.

(3)
Termination of reinvestment period refers to the date after which we can no longer use certain principal collections to purchase additional collateral and such collections are instead used to repay the outstanding amounts of certain debt securities issued by the CLO.

(4)     Represents the contractual maturity of the CLO. Generally, the actual maturity of the deal is expected to occur in advance of contractual maturity.

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
The following is a reconciliation of GAAP Net Income attributable to Tiptree to ENI for the periods ended June 30, 2014 and 2013 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
GAAP Net Income of Tiptree	$1,071	$3,415	$2,096	$4,733
Plus: Tax adjustment attributable to Tiptree companies (1)	(1,271)	(1,314)	(2,106)	(1,314)
Plus: Portion of NCI held by TFP	(561)	10,325	(9)	14,329
GAAP Net (Loss)/Income of Operating Company	(761)	12,426	(19)	17,748

Adjustments:
Adjustments to results from real estate operations (2)	398	(4,737)	1,092	(3,402)
Effect of change in majority ownership of subsidiaries (3)	(57)	(234)	(67)	(376)
Fair value adjustments to carrying value (4)	(301)	(3,784)	(2,842)	989
Reversal of VIEs net losses (gains) attributable to TFI (5)	4,573	3,567	10,403	4,191
Reversal of TAMCO net gains for periods prior to acquisition of TAMCO (6)	—	21	—	(57)
TFP convertible preferred reclass of distributions to expense (7)	1	(935)	1	(1,748)
Foreign exchange reserve (8)	—	—	—	1,174
Economic Net Income of Operating Company	3,853	6,324	8,568	18,519
Less: Economic Net Income attributable to TFP	2,869	4,749	6,380	13,906
Economic Net Income of Tiptree before tax provision	984	1,575	2,188	4,613
Less: Tax adjustment attributable to Tiptree (9)	(324)	(327)	(537)	(327)
Economic Net Income of Tiptree	$1,308	$1,902	$2,725	$4,940

(1)Tax provision adjustment for Tiptree to reflect tax benefits at certain entities which reduces the tax expense at Operating Company.

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

(4)	Adjustment is to account at fair value for the CLO subordinated notes held by Tiptree and PFG’s available-for-sale securities. Fair values are obtained from independent third party pricing sources.

(5)Reversal of VIEs net losses/(gains) attributable to Tiptree (see reconciliation table below in thousands):

	Three months ended June 30, 2014
	Tiptree pro rata portion of Net Income	Net Income (net of 1% NCI)
Telos 1	$(382)	$(5,376)
Telos 2	(6,210)	(6,507)
Telos 3	(14)	(239)
Telos 4	367	516
Telos 5	1,666	2,363
Total	$(4,573)	$(9,243)

	Three months ended June 30, 2013
	Tiptree pro rata portion of Net Income	Net Income (net of 1% NCI)
Telos 1	$(653)	$(9,181)
Telos 2	(2,521)	(2,641)
Telos 3	(393)	(994)
Total	$(3,567)	$(12,816)

	Six months ended June 30, 2014
	Tiptree pro rata portion of Net Income	Net Income (net of 1% NCI)	Tiptree’s ownership %
Telos 1	$(648)	$(9,120)	7.11%
Telos 2	(12,212)	(12,794)	95.45
Telos 3 (a)	(7)	(162)	4.30
Telos 4	798	1,123	71.08
Telos 5	1,666	2,363	70.51%
Total	$(10,403)	$(18,590)

	Six months ended June 30, 2013
	Tiptree pro rata portion of Net Income	Net Income (net of 1% NCI)	Tiptree’s ownership %
Telos 1	$(750)	$(10,544)	7.11%
Telos 2	(3,806)	(3,987)	95.45
Telos 3	365	1,520	24.05%
Total	$(4,191)	$(13,011)

(a)	During 2014, Tiptree sold its ownership interest in Telos 3. This percentage reflects its ownership during the period a portion of the CLO was still owned.

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

(8)Reflects the timing difference on the recognition of yen exposure GAAP versus ENI.
(9)Tax adjustment for Tiptree Financial Inc. only and not its consolidated subsidiaries.

Reconciliation of GAAP Book Value to Economic Book Value
Economic Book Value (“EBV”) is a non-GAAP financial measure which Tiptree uses to evaluate the performance of its core business. Management believes that EBV provides greater transparency and enhanced visibility into the underlying profitability drivers of our business and provides a useful, alternative view of the economic results of Tiptree’s businesses. EBV includes the following adjustments: (i) reversal of GAAP value for TAMCO and CLO VIEs and replacement with fair value, (ii) addition of life to date AFFO adjustments for real estate operations, (iii) reclassification of convertible preferred distributions to expense and (iv) foreign exchange timing adjustment.

EBV as used by Tiptree may not be comparable to similar measures presented by other companies as it is a non-GAAP financial measure that is not based on a comprehensive set of accounting rules or principles and therefore may be defined differently by other companies. EBV should be considered in addition to, not as a substitute for, financial measures determined in accordance with GAAP. The following is a reconciliation of GAAP book value attributable to Tiptree to EBV as of June 30, 2014 and December 31, 2013 (in thousands except share data):

	June 30, 2014	December 31, 2013
Economic Book Value
GAAP TFI Total Capital	$561,279	$565,856
Less: Non-controlling interest in TFI	362,046	361,354
Less: Retained Earnings of consolidated TAMCO	76,404	84,591
GAAP Net Assets to Tiptree Class A Stockholders	122,829	119,911
Less: Net assets held directly at Tiptree	6,455	4,259
Plus: Portion of NCI held by TFP	339,436	339,283
GAAP Net Assets of Operating Company	455,810	454,935
Reversal of consolidation of TAMCO (including VIEs)(1)	(154,830)	(144,817)
Fair values of CLOs (2)	74,666	61,145
Value of TAMCO (3)	57,661	57,661
Adjustments to results from real estate operations (4)	4,772	3,711
Total Adjustments	(17,731)	(22,300)
Economic Operating Company Net Assets	$438,079	$432,635
Units outstanding (5)	41,587	41,525
Economic Tiptree Book Value Per Class A Share (6)	$10.53	$10.42
Net assets held directly at Tiptree	6,455	4,259
Economic Operating Company Net Assets (including Tiptree level net assets)	444,534	436,894
Economic Book Value Per Share (including Tiptree level net assets)	$10.69	$10.52

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

(4)
Adjustments to results from real estate operations reverses the amounts, since inception, related to the effects of straight lining lease revenue, expenses associated with depreciation and amortization, certain transaction expenses, non-cash transaction expenses, non-cash equity compensation expenses, other non-cash charges, and incentive compensation adjustment for unconsolidated partnerships and joint ventures.

(5)
Assumes full redemption of Operating Company units for Class A common stock or exchange by TFP limited partners of their limited partnership units for shares of Class A common stock. Operating Company is owned approximately 25% by Tiptree and approximately 75% by TFP. Tiptree’s ownership is equal to the number of shares of Class A common stock and, pursuant to Operating Company’s limited liability agreement, this ratio will remain 1:1. TFP’s ownership is equal to 2.798 times the number of TFP partnership units outstanding and this ratio is expected to remain 2.798:1. There were 11,068 and 11,068 partnership units outstanding as of June 30, 2014 and December 31, 2013, respectively. The basic EBV per partnership unit was $29.46 and $29.16 as of June 30, 2014 and December 31, 2013, respectively. The basic EBV (including Tiptree level net assets) per partnership unit was $29.91 and $29.43 as of June 30, 2014 and December 31, 2013, respectively. As of August 5. 2014, Tiptree owned 36% of the limited partnership units of TFP.

(6)	As of March 31, 2014 was $10.50.

Liquidity and Capital Resources

Tiptree is a holding company and conducts all of its operations through Operating Company. Dividends and distributions from its subsidiaries to Operating Company and investments are the principal source of cash to make acquisitions, invest in existing businesses, pay employee compensation, dividends, professional fees (including advisory services, legal and accounting fees), office rent, insurance costs, and certain support services (including under the Transition Services Agreement and Administrative Services Agreement). Tiptree’s current source of liquidity is its cash, cash equivalents and investments and distributions from operating subsidiaries and principal investments, including subordinated notes of CLOs managed by Telos. At June 30, 2014, Tiptree had unrestricted cash of $122.1 million. As a result of the $50.0 million borrowed under the credit agreement with Fortress and the $44.0 million of proceeds from the sale of the Bickford Portfolio in our real estate segment during 2013, we are maintaining a relatively larger cash balance. In 2014, we intend to deploy a significant amount of our cash balance to purchase assets, sponsor CLOs, support our existing business and invest in new products. Tiptree also intends to opportunistically acquire majority control of new businesses both in its existing financial services sectors and complementary sectors. Accordingly, Tiptree’s cash needs will differ over time from Tiptree’s historical cash needs and Tiptree may seek additional sources of cash to fund acquisitions or investments. These additional sources of cash may take the form of debt or equity and may be at the parent, subsidiary or asset level.
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
Consolidated Comparison of Cash Flows

Summary Consolidated Statements of Cash Flows

(in thousands)

	Six months ended June 30,
	2014	2013
Net cash provided by/(used in):
Operating activities	$100,550	$20,625
Investing activities	(277,668)	(421,277)
Financing activities	178,611	424,862
Net increase in cash and cash equivalents	$1,493	$24,210

Operating Activities

Cash provided by operating activities for the period ended June 30, 2014 was $100.6 million, compared to $20.6 million for the comparable period in 2013, an increase of $80.0 million. Cash provided by operating activities from VIEs for the period ended June 30, 2014 was $58.4 million, a change of $60.4 million from cash used of $2.0 million for the period ended June 30, 2013. Excluding the activity attributable to the VIEs, cash provided by operating activities increased $19.5 million. The increase was largely attributable to the increase in due to brokers, dealers and trustees of $49.0 million, offset by the decline in the net realized gain on sale of properties, net of $15.5 million, and a $14.5 million decline in the increase in policy liabilities. The $49.0 million increase in due to brokers, dealers and trustees is related to the due to trustee amounts at the warehouse compared to amounts that existed at the warehouse in the prior year. The $15.5 million related to the sale of the Bickford Portfolio in the prior year. The $14.5 million decrease in policy liabilities reflects movements in policy loan balances at PFG.

Investing Activities
Cash used in investing activities for the period ended June 30, 2014 was $277.7 million, compared to cash used of $421.3 million for the comparable period in 2013, an increase of $143.6 million. Cash used in investing activities from VIEs was $341.4 million for the period ended June 30, 2014, a decrease of $32.2 million from cash used of $309.2 million for the period ended June 30, 2013. Excluding the activity attributable to the VIEs, cash provided by investing activities increased $143.6 million from cash used of $112.1 million. The increase was largely attributable to the increase in the proceeds from sales of trading securities at the warehouse of $216.5 million compared to activity in the warehouse in the prior year offset by the decline in the purchases of trading securities and loans carried at fair value of $26.5 million also within the warehouse compared to the warehouse in the prior year. The change relates to timing as the current warehouse is in a ramp up phase at the end of June 30, 2014 when compared to the warehouse at year end which was at a more mature phase in the prior year corresponding period. The Company issued Telos 5 during the quarter on May 1, 2014 and capitalized a new warehouse on May 21, 2014. Also contributing to the change was the the decline in policy loans of $14.1 million from PFG, the decline in purchases of loans of $4.3 million largely driven by activity at Care and Siena, the increase in acquisitions, net cash of $5.1 million offset by the decline in the proceeds from sale of real estate of $44.0 million relating to the Bickford sale.
Financing Activities
Cash provided by financing activities for the period ended June 30, 2014 was $178.6 million, compared to $424.9 million in cash provided for the comparable period in 2013, a decrease of $246.3 million. Cash used in financing activities for VIEs was $280.0 million for the period ended June 30, 2014 and cash provided by financing activities for VIEs was $318.3 million for the comparable period in 2013. Excluding the activity attributable to VIEs, cash used in financing activities increased $207.9 million. The increase of $207.9 million was largely due to the decline in the partial paydown of borrowings of $139.7 million and the decline in the proceeds from loans of $52.3 million. The decline in the partial paydown of borrowings related to the activity of the new warehouse which is in a ramp up phase at the end of June 30, 2014 when compared to the Telos 4 warehouse which was at a more mature phase in the prior year corresponding period. The decline in the proceeds from loans related to varying nature of proceeds of loans when comparing June 30, 2014 and June 30, 2013. In 2014, the proceeds related to the warehouse of $23.4 million, for Siena of $15.0 million and Luxury of $3.4 million. In the prior year the proceeds were from a previous warehouse of $111.7 million. Telos 4 was issued during the third quarter of 2013.
Indebtedness

On September 18, 2013, Operating Company entered into a Credit Agreement with Fortress and borrowed $50.0 million under the Credit Agreement. The Credit Agreement also includes an option for Operating Company to borrow additional amounts up to a maximum aggregate of $125.0 million, subject to satisfaction of certain customary conditions. The principal of, and all accrued and unpaid interest on, all loans under the Credit Agreement shall become immediately due and payable on September 18, 2018. Loans under the Credit Agreement bear interest at a variable rate per annum equal to the one-month London interbank offering rate (LIBOR), with a minimum LIBOR rate of 1.25%, + a margin of 6.50% per annum. The principal amounts of the loans are to be repaid in consecutive quarterly installments, which installments may be adjusted based on the Net Leverage Ratio (as defined in the Credit Agreement) at the end of each fiscal quarter. The obligations of Operating Company under the Credit Agreement are secured by liens on substantially all of the assets of Operating Company. As of June 30, 2014, $48.5 million was outstanding on this obligation. The weighted average interest rate for 2014 was 7.75%. See Note 11 to the consolidated financial statements for a discussion of other debt instruments of our operating segments.
Contractual Obligations
The table below summarizes the Company’s contractual obligations for the periods indicated (in thousands). Not all of the Company’s commitments and contingencies are reflected on its consolidated balance sheets:

	June 30, 2014	December 31, 2013
Mortgage notes payable and related interest (1)	$106,301	$107,705
Note payable (2)	88,539	91,015
Notes payable CLOs (3)	1,633,074	1,341,701
Warehouse borrowing (4)	24,045	—
Operating lease obligations (5)	13,774	6,437
Credit facility/ line of credit (6)	68,662	54,871
Standby letters of credit (7)	322	—
Total	$1,934,717	$1,601,729

(1)	Mortgage notes payable include mortgage notes entered into by the Company in connection with its acquisition of several properties (See Note 11—Debt).

(2)
Notes payable relates to PFG’s acquisition of the administrative services rights from The Hartford, TFP payment for Series A preferred stock and common shares of PFG and Luxury promissory notes (See Note 11—Debt).

(3)
CLO notes payable principal is payable at stated maturity, 2021 for Telos 1, 2022 for Telos 2, 2024 for Telos 3, 2024 for Telos 4 and 2025 for Telos 5 (See Note 4—CLOs and Consolidated Variable Interest Entities).

(4)	The Company through its subsidiary Luxury has warehouse borrowings with several lenders (See Note 11—Debt).

(5)
Minimum rental obligations for Care, Siena, Luxury and PFG office leases. For the six month periods ended June 30, 2014 and 2013, rent expense for the Company’s office leases were $1,192 and $786, respectively.

(6)
On September 18, 2013, Operating Company entered into a Credit Agreement with Fortress and borrowed $50,000 under the Credit Agreement. The Credit Agreement also includes an option for Operating Company to borrow additional amounts up to a maximum aggregate of $125,000, subject to satisfaction of certain customary conditions. On July 25, 2013, TFI’s subsidiary Siena closed on a line of credit with Wells Fargo Bank. This revolving line is for $65,000 with an interest rate of LIBOR + 250 basis points and a maturity date of January 25, 2017. As of June 30, 2014, there was $20,162 outstanding on this line (See Note 11—Debt).

(7)	Tiptree’s subsidiary Siena issues standby letters of credit to customers which generally guarantee the borrower’s performance.
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

Recently Adopted Accounting Standards
In fiscal 2014, the Company has adopted the following accounting standards:
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

Off-Balance Sheet Arrangements

Luxury enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes, as well as commitments to sell real estate loans to various investors. Substantially all of Luxury’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. In addition, Siena issues standby letters of credit to customers which generally guarantee the borrower’s performance. Other than these commitments to originate and sell loans and letters of credit, the Company did not guarantee any obligations of unconsolidated entities, or express intent to provide additional funding to any such entities.

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

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of June 30, 2014. Based upon that evaluation the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2014, the Company’s disclosure controls and procedures were effective in causing material information relating to the Company to be recorded, processed, summarized and reported by management in a timely basis and ensuring the quality and timeliness of the Company’s public disclosures with SEC disclosure obligations.

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

Tiptree Financial Inc.

Date: August 12, 2014	By:/s/ Geoffrey N. Kauffman
Geoffrey N. Kauffman
Chief Executive Officer

Date: August 12, 2014	By:/s/ Julia Wyatt
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
101.CAL    XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB    XBRL Taxonomy Extension Label Linkbase Document*
101.PRE    XBRL    Taxonomy Extension Presentation Linkbase Document*
101.DEF    XBRL Taxonomy Extension Definition Linkbase Document*
* Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets for June 30, 2014 and December 31, 2013, (ii) the Consolidated Statements of Operations for the three and six month periods ended June 30, 2014 and 2013, (iii) the Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2014 and 2013, (iv) the Consolidated Statement of Changes in Stockholders’ Equity for the period ended June 30, 2014, (v) the Consolidated Statements of Cash Flows for the periods ended June 30, 2014 and 2013 and (vi) the Notes to the Consolidated Financial Statements.