Form 10-Q
period 2014-09-30
TIPTREE FINANCIAL INC.
filed 2014-11-12
CIK 1393726

E

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly period ended September 30, 2014
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
Large accelerated filer ☐                    Accelerated filer ☐
Non-accelerated filer ☐ Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November [12], 2014, there were 31,829,633 shares, par value $0.001, of the registrant’s Class A common stock outstanding and 9,770,367 shares, par value $0.001, of the registrant’s Class B common stock outstanding.

Tiptree Financial Inc.

PART I. Financial Information

Item 1. Financial Statements (Unaudited)

Financial Statements Introductory Note

Tiptree Financial Inc. (“Tiptree”) is a holding company that is the sole managing member, and owns approximately 25%, of Tiptree Operating Company, LLC (“Operating Company”). As the sole managing member of Operating Company, Tiptree operates and controls all of the business and affairs of Operating Company and its subsidiaries and consolidates the financial results of Operating Company and its subsidiaries. Tiptree Financial Partners, L.P. (“TFP”) owns approximately 75% of Operating Company. As of September 30, 2014, Tiptree owned approximately 37% of TFP, with the remainder owned by the existing limited partners of TFP. As a result Tiptree’s combined direct and indirect ownership of Operating Company was approximately 53% as of September 30, 2014. The remainder is reflected as a non-controlling interest in Tiptree’s consolidated financial statements. See “Overview” section of Management’s Discussion and Analysis and Notes 1, 14 and 20 to the consolidated financial statements for further discussion of Tiptree’s capital and ownership structure.

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Consolidated Balance Sheets

(in thousands, except share and per share data)

	(Unaudited)
	September 30, 2014	December 31, 2013
Assets

Cash and cash equivalents – unrestricted	$179,892	$120,557
Cash and cash equivalents – restricted	23,785	26,395
Trading investments, at fair value	38,837	35,991
Investments in available for sale securities, at fair value (amortized cost: $16,889 and $17,708 in 2014 and 2013, respectively)	17,064	17,763
Loans held for sale, at fair value ($31,737 pledged as collateral at September 30, 2014 )	32,109	—
Investments in loans, at fair value	222,020	171,087
Loans owned, at amortized cost – net of allowance	32,714	40,260
Investments in partially-owned entities	2,832	9,972
Real estate	104,833	105,061
Policy loans	94,779	102,147
Deferred tax assets	7,487	3,310
Intangible assets	152,070	154,695
Goodwill	4,617	4,294
Other assets	46,202	49,201
Separate account assets	4,461,601	4,625,099
Assets of consolidated CLOs	1,627,680	1,414,616
Total assets	$7,048,522	$6,880,448
Liabilities and Stockholders’ Equity
Liabilities:
Derivative financial instruments, at fair value	$460	$598
U.S. Treasuries, short position	19,234	18,493
Debt	425,349	360,609
Policy liabilities	105,956	112,358
Due to brokers, dealers and trustees	18,390	8,193
Other liabilities and accrued expenses	52,627	13,636
Separate account liabilities	4,461,601	4,625,099
Liabilities of consolidated CLOs	1,417,141	1,175,606
Total liabilities	6,500,758	6,314,592
Commitment and contingent liabilities
Stockholders’ Equity:
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued or outstanding	—	—
Common stock - Class A: $0.001 par value, 200,000,000 shares authorized, 21,955,877 and 10,556,390 shares issued and outstanding, respectively	22	11
Common stock - Class B: $0.001 par value, 50,000,000 shares authorized, 19,636,823 and 30,968,877 shares issued and outstanding, respectively	20	31
Additional paid-in capital	225,813	100,903
Accumulated other comprehensive income	107	33
Retained earnings	21,301	18,933
Total stockholders’ equity of Tiptree Financial Inc.	247,263	119,911

Non-controlling interest	235,951	361,354
Appropriated retained earnings of consolidated TAMCO	64,550	84,591
Total stockholders’ equity	547,764	565,856
Total liabilities and stockholders’ equity	$7,048,522	$6,880,448

See accompanying notes to consolidated financial statements.

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Realized and unrealized gains:
Net realized gain (loss) on investments	$7,909	$669	$7,007	$(770)
Change in unrealized (depreciation) appreciation on investments	(1,819)	3,514	(1,530)	1,014
Income from investments in partially owned entities	2,204	1,800	2,884	3,213
Net realized and unrealized gain	8,294	5,983	8,361	3,457
Investment income:
Interest income	7,363	3,916	17,664	11,131
Separate account fees	5,931	5,526	16,943	16,336
Administrative service fees	12,845	12,760	37,786	36,856
Rental revenue	4,469	1,363	13,308	3,279
Gain on sale of loans held for sale, net	2,383	—	5,117	—
Other income	1,537	325	3,404	701
Total investment income	34,528	23,890	94,222	68,303
Total net realized and unrealized gains and investment income	$42,822	$29,873	$102,583	$71,760

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Expenses:
Interest expense	$8,500	$4,110	$20,721	$12,008
Payroll expense	12,559	8,753	35,642	26,277
Professional fees	3,420	2,252	7,334	6,204
Change in future policy benefits	1,063	1,189	3,260	3,502
Mortality expenses	2,667	2,633	7,892	7,885
Commission expense	679	631	1,837	1,805
Depreciation and amortization expenses	2,290	1,216	5,656	3,382
Other expenses	5,505	4,227	15,562	10,722
Total expenses	36,683	25,011	97,904	71,785
Net income (loss) before taxes and income attributable to consolidated CLOs from continuing operations	6,139	4,862	4,679	(25)
Results of consolidated CLOs:
(Loss) income attributable to consolidated CLOs	(4,093)	11,256	20,742	33,475
Expenses attributable to consolidated CLOs	15,552	12,783	44,541	34,021
Net loss attributable to consolidated CLOs	(19,645)	(1,527)	(23,799)	(546)
(Loss) income before taxes from continuing operations	(13,506)	3,335	(19,120)	(571)
Provision for income taxes	(20)	1,434	906	4,549
(Loss) income from continuing operations	(13,486)	1,901	(20,026)	(5,120)
Discontinued operations:
Gain on sale of Bickford portfolio, net	—	—	—	15,463
Income from discontinued operations, net	—	—	—	1,647
Provision for income taxes	—	—	—	—
Discontinued operations, net	—	—	—	17,110
Net (loss) income	(13,486)	1,901	(20,026)	11,990
Less: Net (loss) income attributable to noncontrolling interest	(1,904)	7,008	(2,353)	21,185
Less: Net (loss) income attributable to VIE subordinated noteholders	(11,854)	(6,937)	(20,041)	(15,758)
Net income available to common stockholders	$272	$1,830	$2,368	$6,563

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income (loss) per Class A common share:
Basic, continuing operations, net	$0.02	$0.18	$0.18	$(1.03)
Basic, discontinued operations, net	—	—	—	1.67
Net income basic	0.02	0.18	0.18	0.64
Diluted, continuing operations, net	0.01	0.18	0.18	(1.03)
Diluted, discontinued operations, net	—	—	—	1.67
Net income dilutive	$0.01	$0.18	$0.18	$0.64
Weighted average number of Class A common shares:
Basic	17,449,974	10,246,176	12,909,949	10,243,893
Diluted	17,449,974	10,271,537	12,909,949	10,266,164
See accompanying notes to consolidated financial statements.

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(in thousands, except share and per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net (loss) income	$(13,486)	$1,901	$(20,026)	$11,990
Other comprehensive income:
Net unrealized holding (losses)/gains on securities available for sale net of tax (benefit)/ expense of $(41), $(144), $29 and $(15)	(76)	(267)	54	(27)
Less: reclassification adjustment for net gains included in net income net of tax expense of $6, $1, $11 and $26	11	3	20	48
Total comprehensive (loss) income	(13,573)	1,631	(19,992)	11,915
Less: comprehensive (loss) income attributable to non-controlling interests and VIE subordinated noteholders	(13,758)	71	(22,394)	5,427
Total comprehensive income available to Class A common stockholders	$185	$1,560	$2,402	$6,488

See accompanying notes to consolidated financial statements.

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity
(in thousands, except share and per share data)
(Unaudited)

	Class A Common Stock		Class B Common Stock
	Number of shares	Common stock	Number of shares	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Appropriated retained earnings of consolidated TAMCO	Retained earnings	Non-controlling interest	Total
Balance at December 31, 2013	10,556,390	$11	30,968.877	$31	$100,903	$33	$84,591	$18,933	$361,354	$565,856
Stock-based compensation to directors for services rendered	19,988	—	—	—	151	—	—	—	—	151
Stock-based compensation to employees and other	47,445	—	—	—	488	—	—	—	—	488
Class A shares issued due to TFP unit redemptions	11,332,054	11	—	—	123,760	—	—	—	—	123,771
Class B shares redeemed due to TFP unit redemptions	—	—	(11,332.054)	(11)	—	—	—	—	—	(11)
Contribution	—	—	—	—	—	—	—	—	44	44
Net unrealized gains and losses on available for sale securities (net of tax of $40)	—	—	—	—	—	74	—	—	5	79
Dividends paid	—	—	—	—	—	—	—	—	(192)	(192)
Purchase of majority ownership of subsidiary	—	—	—	—	—	—	—	—	1,276	1,276
Net changes in non-controlling interest	—	—	—	—	511	—	—	—	(124,183)	(123,672)
Net (loss) income	—	—	—	—	—	—	(20,041)	2,368	(2,353)	(20,026)
Balance at September 30, 2014	21,955,877	$22	19,636.823	$20	$225,813	$107	$64,550	$21,301	$235,951	$547,764

See accompanying notes to consolidated financial statements.

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net income available to common stockholders	$2,368	$6,563
Net (loss) income attributable to non-controlling interest	(2,353)	21,185
Net loss attributable to VIE subordinated note holders	(20,041)	(15,758)
Net (loss) income	(20,026)	11,990
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net realized (gain) loss – investments	(7,007)	770
Net realized gain on sale of properties, net	—	(15,463)
Increase in other liabilities and accrued expenses	39,397	9,859
Increase in due to brokers, dealers and trustees	10,197	55,412
Change in unrealized depreciation (appreciation) – investments	1,530	(1,014)
Net change in loans originated for sale	(10,516)	—
Income from investments in partially-owned entities, net	(2,884)	(3,213)
Deferred tax (benefit) expense	(2,499)	508
Decrease/ (increase) in other assets	3,084	(15,787)
Non cash compensation expense	49	169
Non cash interest from investments in loans	358	(189)
Accretion of discounts and depreciation expense	4,689	5,223
Amortization and write off of deferred financing costs	221	26
Accretion of mortgage note discount	(127)	35
(Decrease)/increase in policy liabilities	(6,402)	6,062
Operating activities from VIEs	55,634	(13,272)
Net cash provided by operating activities	65,698	41,116
Cash flows from investing activities:
Purchases of trading securities and loans carried at fair value	(297,991)	(129,719)
Purchases of available for sale securities	(5,437)	(7,790)
Purchases of derivatives	(7,221)	(1,996)
Purchases of real estate	(4,607)	(21,347)
Purchases of loans	(17,443)	(27,040)
Purchases of fixed assets	(125)	(47)
Proceeds from sales of real estate	—	44,038
Decrease/(Increase) in restricted cash	2,609	(13,462)
Acquisitions, net cash	7,213	2,138
Proceeds from loan repayments	33,713	799
Proceeds from sales of trading securities	251,659	45,572
Proceeds from foreign exchange	—	45
Proceeds from sales/maturities of available for sale securities	6,194	5,881
Proceeds from distributions paid by partially owned entities	7,058	221
Decrease/(Increase) in policy loans	7,368	(5,752)
Change due to consolidation of trusts	(34)	(41)
Investing activities from VIEs	(225,837)	(593,362)
Net cash (used in)/provided by investing activities	(242,881)	(701,862)

Cash flows from financing activities:
Capital distributions paid by subsidiaries	—	(2,824)
Dividends paid	—	(366)
Proceeds from loan	184,438	108,612
Principal payments under mortgage notes payable	(1,230)	(740)
Partial paydown of borrowings	(140,382)	(3,917)
Payment of placement costs	(153)	(38)
Proceeds from issuance of common units of subsidiaries	467	2,755
Financing activities from VIEs	193,378	592,422
Net cash provided by financing activities	236,518	695,904
Net increase in cash	59,335	35,158
Cash and cash equivalents – unrestricted – beginning of period	120,557	88,563
Cash and cash equivalents – unrestricted – end of period	$179,892	$123,721
Supplemental disclosure of cash flow information:
Cash paid for interest	$52,431	$29,171
Cash paid for taxes	3,673	1,931
Non-cash investing and financing activities:
Capital change due to equity compensation	$594	$30
Net assets related to acquisitions	(3,275)	(378)

See accompanying notes to consolidated financial statements.

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
September 30, 2014
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
Certain prior period amounts have been reclassified to conform to the current year's presentation. These reclassifications had no significant impact on the Company's consolidated financial position, results of operations or net change in cash or cash equivalents.

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
(2) Acquisitions

The following discussion summarizes completed acquisition of businesses by Tiptree subsequent to December 31, 2013.
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
Fortegra Acquisition

On August 11, 2014, Operating Company and its subsidiaries Caroline Holdings LLC and Caroline Merger Sub, Inc. entered into an Agreement and Plan of Merger to acquire Fortegra Financial Corporation (Fortegra) (NYSE:FRF) for approximately $218,000 in cash. Fortegra is a publicly traded insurance services company. Closing of the merger is subject to the satisfaction of customary conditions including, among other things, insurance regulatory approvals.

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
September 30, 2014
(Unaudited)

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

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915) - Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in ASU 2014-10 affect reporting entities that have interests in entities that are development stage entities as there will be an elimination of the exception to the sufficiency-of-equity-at-risk criterion, allowing the reporting entities to apply consistent guidance for transactions that are economically similar. The guidance applied will be the same for determining whether an entity is a variable interest entity and whether the variable interest entity should be consolidated. ASU 2014-10 is effective for the first quarter of 2015 for the Company, and the Company is evaluating the effect upon its financial statements.

In August 2014, the FASB issued ASU 2014- 13, Consolidation (Topic 810)-Measuring the Financial Assets and Financial Liabilities of a Consolidated Collateralized Financing Entity. The update allows a reporting entity that consolidates a collateralized financing entity (whose financial assets and liabilities are measured at fair value) to measure both the financial assets and the financial liabilities of that collateralized financing entity in its consolidated financial statements using the more observable of the fair value of the financial assets or the fair value of the financial liabilities. Entities are permitted to apply the guidance using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the annual period of adoption. Early adoption is permitted as of the beginning of an annual period. A reporting entity also may apply the amendments retrospectively to all relevant prior periods beginning with the annual

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
September 30, 2014
(Unaudited)

period in which the amendment was initially adopted. The amendments of ASU 2014-13 are effective for the Company for the first quarter of 2015, and the Company is evaluating the effect upon its financial statements.

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
The table below represents the assets and liabilities of these consolidated CLOs that are included in the Company’s consolidated balance sheet as of the dates indicated. Subordinated debt obligations owned by Tiptree are not included in these tables as these amounts are eliminated in consolidation.

	September 30, 2014	December 31, 2013
Assets:
Restricted cash	$60,995	$67,604
Investment in loans	1,516,054	1,298,155
Investment in trading securities	22,650	19,366
Due from brokers	12,408	15,945
Accrued interest receivable	3,835	4,108
Deferred debt issuance costs	11,551	9,261
Other assets	187	177
Total assets of consolidated CLOs	$1,627,680	$1,414,616

Liabilities:
Notes payable	$1,386,212	$1,154,097
Due to brokers	20,901	11,479
Accrued interest payable	9,446	9,745
Other liabilities	582	285
Total liabilities of consolidated CLOs	$1,417,141	$1,175,606
Net assets of consolidated CLOs	$210,539	$239,010

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
September 30, 2014
(Unaudited)

The following table represents revenue and expenses of the consolidated CLOs included in the Company’s consolidated statements of operations for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Income:
Realized loss	$(9,661)	$(10,385)	$(21,993)	$(16,550)
Unrealized (loss) gain loans	(14,949)	1,499	(16,426)	(2,071)
Interest income	20,517	20,142	59,161	52,096
Total (loss) income attributable to consolidated CLOs	$(4,093)	$11,256	$20,742	$33,475

Expenses:
Interest expense	$15,119	$12,386	$43,463	$33,106
Other expense	433	397	1,078	915
Total expenses attributable to consolidated CLOs	$15,552	$12,783	$44,541	$34,021

The tables below summarize the debt obligations of the CLOs consolidated by the Company as of September 30, 2014 and December 31, 2013. Subordinated debt obligations owned by Tiptree are not included in these tables as these amounts are eliminated in consolidation:

	September 30, 2014
	Aggregate principal amount	Spread over three months LIBOR		Unamortized discount	Carrying amount
Description
Telos 5 (maturity April 2025)
Class A	$252,000	1.55%		$246	$251,754
Class B-1	39,000	N/A	(1)	342	38,658
Class B-2	7,500	2.15%		68	7,432
Class C	32,750	3.00%		521	32,229
Class D	19,750	3.65%		1,077	18,673
Class E	18,000	5.00%		1,664	16,336
Class F	7,750	5.50%		1,050	6,700
Subordinated	10,500	N/A		995	9,505

Telos 4 (maturity July 2024)
Class A	$214,000	1.30%		$897	$213,103
Class B	46,500	1.80%		1,930	44,570
Class C	29,000	2.75%		1,313	27,687
Class D	19,250	3.50%		1,470	17,780
Class E	16,000	5.00%		1,871	14,129
Class X	2,100	0.95%		—	2,100
Subordinated	10,700	N/A		481	10,219

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
September 30, 2014
(Unaudited)

Telos 3 (maturity October 2024)
Class A	$225,000	1.42%	$—	$225,000
Class B	36,500	2.25%	—	36,500
Class C	26,500	3.00%	534	25,966
Class D	18,000	4.25%	774	17,226
Class E	15,000	5.50%	1,433	13,567
Class F	6,000	5.50%	705	5,295
Subordinated	34,350	N/A	1,451	32,899

Telos 2 (maturity April 2022)
Class A-1	$110,249	0.26%	$12,812	$97,437
Class A-2	40,000	0.40%	8,034	31,966
Class B	27,500	0.55%	6,967	20,533
Class C	22,000	0.95%	8,861	13,139
Class D	22,000	2.20%	11,275	10,725
Class E	16,000	5.00%	12,956	3,044
Subordinated	2,000	N/A	1,594	406

Telos 1 (maturity October 2021)
Class A-1D	$12,097	0.27%	$1,357	$10,740
Class A-1R	4,536	0.29%	509	4,027
Class A-1T	16,634	0.27%	1,867	14,767
Class A-2	60,000	0.40%	11,707	48,293
Class B	27,200	0.49%	6,689	20,511
Class C	22,000	0.85%	8,610	13,390
Class D	22,000	1.70%	10,857	11,143
Class E	16,000	4.25%	12,571	3,429
Subordinated	40,223	N/A	24,889	15,334
	$1,546,589		$160,377	$1,386,212

(1) Tranche B-1 Notes in Telos 5 have a fixed rate of 4.45% over the life of the CLO.

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
September 30, 2014
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

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
September 30, 2014
(Unaudited)

Warehouse Facility
As of September 30, 2014 and December 31, 2013, the Company’s maximum exposure to loss related to the CLOs is limited to its investment in the CLOs of $60,846 and $42,674, respectively, as well as the management fees receivable of $2,975 and $3,616 as of September 30, 2014 and December 31, 2013, respectively. Both the carrying values (including accrued distributions) of the Company’s investment in the CLOs and management fees receivable are eliminated upon consolidation.
On May 21, 2014, Telos entered into a $100,000 warehouse agreement in anticipation of formation of Telos 2014-6, Ltd. (Telos 6). The Company contributed an initial $25,000 to the warehouse facility, with incremental contributions of $10,000 both in July and August 2014, at which time the warehouse borrowing increased to $180,000. As of September 30, 2014, the warehouse has investments in loans at fair value of $218,885, debt of $158,984, and an amount of $18,390 payable to brokers which are included in the Company’s consolidated balance sheet. The Company’s exposure in Telos 6 is limited to its investment of $45,000 as of September 30, 2014.
(5) Operating Segment Data
The Company has four reportable operating segments which are organized in a manner that reflects how management views its strategic business units. A description of each of the reportable segments follows:
•Insurance and Insurance Services operations are currently conducted by PFG, a majority owned subsidiary of Tiptree. PFG’s operating subsidiaries consist of Philadelphia Financial Life Assurance Company (PFLAC), Philadelphia Financial Life Assurance Company of New York (PFLACNY), Philadelphia Financial Distribution Company (PFDC), Philadelphia Financial Administrative Services Company (PFASC), and Philadelphia Financial Agency, Inc. (PFA). Philadelphia Financial’s principal insurance activity is the structuring, underwriting, marketing and administration of variable life insurance and variable annuity products to the high net worth market. Total separate account assets for policies written by PFG are $4,461,601. PFASC administers approximately $37.6 billion in COLI and BOLI policies.

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

•Asset Management activities are conducted through TAMCO, an SEC-registered investment advisor. TAMCO’s operating subsidiaries include: (1) Telos Asset Management LLC (Telos), an asset management company that specializes in investing in middle market corporate credit through managed accounts and structured investment vehicles, such as CLOs; (2) Muni Capital Management, LLC (MCM) which in addition to managing its own portfolio of tax-exempt securities, manages Non-Profit Preferred Funding Trust I (NPPF I), a structured tax-exempt pass-through entity that holds tax-exempt bonds for the benefit of unaffiliated investors; (3) Tiptree Capital Management, LLC, which provides services to Operating Company; and (4) TREIT Management, LLC (TREIT), a real estate focused service provider.

•Real Estate primarily relates to the activities of (1) Care LLC, a wholly-owned subsidiary of Tiptree which has a geographically diverse portfolio of senior housing assets including senior apartments, assisted-living, independent-living and memory care and (2) Star Asia, which consists of various entities which are all Japan based real estate holding companies formed to invest in Asian properties and real estate debt instruments. Care LLC operates the business operated by Care Inc. prior to the Contribution Transactions (this business as operated by Care Inc. and Care LLC is collectively referred to as Care). (See Note 14—Stockholder’s Equity—Contribution Transactions for further detail).

The tabular information that follows shows components of revenue, expense, and profit or loss, for each of the operating segments for the periods ended September 30, 2014 and 2013 and total assets as of September 30, 2014 and December 31, 2013.

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
September 30, 2014
(Unaudited)

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

	Three months ended September 30, 2014
	Insurance and insurance services		Specialty finance	Asset management		Real estate	Corporate eliminations and other	Totals
Fee income	$18,776	(1)	$—	$—		$—	$—	$18,776
Rental revenue	—		16	—		4,453	—	4,469
Interest income	1,131		9,988	—		139	(3,895)	7,363
Other revenue	18		1,538	(313)	(2)	10,518	453	12,214
Intersegment revenues	—		114	5,089	(2)	—	(5,203)	—
Total revenue	$19,925		$11,656	$4,776		$15,110	$(8,645)	$42,822

Interest expense	$2,873		$4,921	$—		$974	$(268)	$8,500
Payroll expense	4,890		3,162	2,734		1,773	—	12,559
Professional fee expense	419		2,303	474		392	(168)	3,420
Other expense	8,593		1,383	172		3,562	(1,506)	12,204
Total expense	16,775		11,769	3,380		6,701	(1,942)	36,683
Segment profit/(loss)	$3,150		$(113)	$1,396		$8,409	$(6,703)	$6,139
Net loss attributable to consolidated CLOs								(19,645)
Less: non-controlling interest and net income attributable to the VIE subordinated noteholders								(13,758)
Discontinued operations								—
Income taxes								(20)
Net income available to common stockholders								$272
(1) Includes separate account and administrative servicing fees.
(2) Includes management fees which is a component of other income in the Company’s Consolidated Statements of Operations.

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
September 30, 2014
(Unaudited)

	Three months ended September 30, 2013
	Insurance and insurance services		Specialty finance	Asset management		Real estate	Corporate eliminations and other	Totals
Fee income	$18,286	(1)	$—	$—		$—	$—	$18,286
Rental revenue	—		—	—		1,363	—	1,363
Interest income	1,251		5,923	—		589	(3,847)	3,916
Other revenue	5		4,353	85	(2)	1,862	3	6,308
Intersegment revenues	—		(83)	3,902	(2)	—	(3,819)	—
Total revenue	$19,542		$10,193	$3,987		$3,814	$(7,663)	$29,873

Interest expense	$3,121		$596	$—		$393	$—	$4,110
Payroll expense	4,447		1,006	2,918		382	—	8,753
Professional fee expense	804		521	591		336	—	2,252
Other expense	8,064		827	346		1,181	(522)	9,896
Total expense	16,436		2,950	3,855		2,292	(522)	25,011
Segment profit/(loss)	$3,106		$7,243	$132		$1,522	$(7,141)	$4,862
Net loss attributable to consolidated CLOs								(1,527)
Less: non-controlling interest and net income attributable to the VIE subordinated noteholders								71
Discontinued operations								—
Income taxes								1,434
Net income available to common stockholders								$1,830
(1) Includes separate account and administrative servicing fees.
(2) Includes management fees which is a component of other income in the Company’s Consolidated Statements of Operations.

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
September 30, 2014
(Unaudited)

	Nine months ended September 30, 2014
	Insurance and insurance services		Specialty finance	Asset management		Real estate	Corporate eliminations and other	Totals
Fee income	$54,729	(1)	$—	$—		$—	$—	$54,729
Rental revenue	—		34	—		13,274	—	13,308
Interest income	3,464		23,947	—		1,504	(11,251)	17,664
Other revenue	32		5,908	224	(2)	10,860	(142)	16,882
Intersegment revenues	—		301	11,400	(2)	—	(11,701)	—
Total revenue	$58,225		$30,190	$11,624		$25,638	$(23,094)	$102,583

Interest expense	$8,683		$9,408	$—		$2,930	$(300)	$20,721
Payroll expense	14,960		7,577	7,818		5,287	—	35,642
Professional fee expense	1,344		4,485	941		564	—	7,334
Other expense	23,954		4,058	875		7,633	(2,313)	34,207
Total expense	48,941		25,528	9,634		16,414	(2,613)	97,904
Segment profit/(loss)	$9,284		$4,662	$1,990		$9,224	$(20,481)	$4,679
Net loss attributable to consolidated CLOs								(23,799)
Less: non-controlling interest and net income attributable to the VIE subordinated noteholders								(22,394)
Discontinued operations								—
Income taxes								906
Net income available to common stockholders								$2,368
Segment assets as of September 30, 2014	$4,811,378		$495,659	$15,593	(3)	$153,231	$1,572,661	$7,048,522
(1)    Includes separate account and administrative servicing fees.
(2)    Includes management fees, which is a component of other income in the Company’s Consolidated Statements of Operations.
(3)    Refer to Management’s Discussion and Analysis—Economic Net Income Components for information on assets under management.

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
September 30, 2014
(Unaudited)

	Nine months ended September 30, 2013
	Insurance and insurance services		Specialty finance	Asset management		Real estate	Corporate eliminations and other	Totals
Fee income	$53,192	(1)	$—	$—		$—	$—	$53,192
Rental revenue	—		—	—		9,199	(5,920)	3,279
Interest income	3,658		16,651	—		1,500	(10,678)	11,131
Other revenue	77		517	296	(2)	19,470	(16,202)	4,158
Intersegment revenues	—		81	12,776	(2)	—	(12,857)	—
Total revenue	$56,927		$17,249	$13,072		$30,169	$(45,657)	$71,760

Interest expense	$9,383		$1,660	$—		$3,755	$(2,790)	$12,008
Payroll expense	14,059		1,281	9,587		1,350	—	26,277
Professional fee expense	1,463		2,194	1,022		1,525	—	6,204
Other expense	22,922		2,073	684		6,887	(5,270)	27,296
Total expense	47,827		7,208	11,293		13,517	(8,060)	71,785
Segment profit/(loss)	$9,100		$10,041	$1,779		$16,652	$(37,597)	$(25)
Net income attributable to consolidated CLOs								(546)
Less: non-controlling interest and net income attributable to the VIE subordinated noteholders								5,427
Discontinued operations								17,110
Income taxes								4,549
Net income available to common stockholders								$6,563
Segment assets as of December 31, 2013	$4,949,262		$385,987	$7,896	(3)	$170,683	$1,366,620	$6,880,448
(1) Includes separate account and administrative servicing fees.
(2) Includes management fees, which is a component of other income in the Company’s Consolidated Statements of Operations.
(3) Refer to Management’s Discussion and Analysis—Economic Net Income Components for information on assets under management.

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
September 30, 2014
(Unaudited)

(6) Available for Sale Securities
The amortized cost and fair values of available for sale securities held as of September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$10,352	$140	$(37)	$10,455
Corporate securities	6,375	84	(15)	6,444
Certificates of deposit	100	—	—	100
Asset-backed securities	62	3	—	65
	$16,889	$227	$(52)	$17,064

	December 31, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$11,965	$140	$(116)	$11,989
Corporate securities	5,567	71	(42)	5,596
Certificates of deposit	100	—	—	100
Asset-backed securities	76	2	—	78
	$17,708	$213	$(158)	$17,763

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
September 30, 2014
(Unaudited)

The following table summarizes the gross unrealized losses on available for sale securities in an unrealized loss position as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	Less than or equal to one year		More than one year
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$1,409	$(5)	$2,805	$(32)
Corporate securities	1,895	(11)	631	(4)
Asset-backed securities	—	—	2	—
Total	$3,304	$(16)	$3,438	$(36)

	December 31, 2013
	Less than or equal to one year		More than one year
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$5,543	$(102)	$854	$(14)
Corporate securities	2,253	(42)	67	—
Asset-backed securities	—	—	2	—
Total	$7,796	$(144)	$923	$(14)
At September 30, 2014, the Company held thirty securities which were in an unrealized loss position for more than one year. The total unrealized losses on these securities were $36 and the fair value was $3,438. At December 31, 2013, the Company held five securities that were in an unrealized loss position for more than one year. The total unrealized loss on these securities was $14 and the fair value was $923. The unrealized losses were attributable to changes in interest rates and not credit-related issues. There have been no other-than-temporary impairments recorded by the Company for the periods ended September 30, 2014 or December 31, 2013.
The amortized cost and fair values of investments of these debt securities at September 30, 2014, by contractual maturity date, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized cost	Fair value
Due in one year or less	$1,361	$1,362
Due after one year through five years	10,503	10,626
Due after five years through ten years	4,424	4,440
Due after ten years through twenty years	539	571
Asset-backed securities	62	65
	$16,889	$17,064
Purchases of available for sale debt securities were $5,437 and $7,790 for the nine month periods ended September 30, 2014 and 2013, respectively. There were no proceeds from maturities of available for sale debt securities for the nine months period ended September 30, 2014. For the same period in 2013, proceeds from maturities of available for sale debt securities were $470. Proceeds from sales of available for sale securities for the period ended September 30, 2014 were $6,194 with

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
September 30, 2014
(Unaudited)

associated gains of $31. For the same period in 2013, proceeds from sales of available for sale debt securities were $5,411 with associated gains of $74.

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
September 30, 2014
(Unaudited)

(7) Fair Value of Financial Instruments
The following tables show the fair values and carrying values of the Company’s financial assets and liabilities measured on a recurring basis and the associated fair value hierarchy amounts as of September 30, 2014 and December 31, 2013. Included are balances associated with the consolidated CLOs:

		September 30, 2014
Assets:	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value	Carrying value
Trading investments:
Privately held equity securities	$—	$—	$4,171	$4,171	$4,171
Privately held equity securities (1)	—	2,786	1,374	4,160	4,160
Tax exempt securities	—	24,740	3,520	28,260	28,260
CDO	—	—	230	230	230
CLO	—	—	1,005	1,005	1,005
Corporate bonds (1)	—	—	18,490	18,490	18,490
Total trading investments	—	27,526	28,790	56,316	56,316
Derivative assets:
IRLC	—	326	—	326	326
Credit derivatives	—	4,845	—	4,845	4,845
Total derivative assets	—	5,171	—	5,171	5,171
Total trading securities	—	32,697	28,790	61,487	61,487
Loans held for sale	—	32,109	—	32,109	32,109
Investment in loans	—	160,137	61,883	222,020	222,020
Investment in loans (1)	—	1,128,011	388,043	1,516,054	1,516,054
Available for sale securities:
U.S. Treasury securities	7,210	—	—	7,210	7,210
Obligations of state and political subdivisions	—	3,245	—	3,245	3,245
Certificates of deposit	—	100	—	100	100
Corporate bonds	—	6,444	—	6,444	6,444
Asset-backed securities	—	65	—	65	65
Total available for sale securities	7,210	9,854	—	17,064	17,064

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
September 30, 2014
(Unaudited)

		September 30, 2014
	Quoted prices in active markets Level 1	Other significant Level 2	Significant unobservable inputs Level 3	Fair value	Carrying value

Separate Account Assets:
Cash	$7,435	$—	$—	$7,435	$7,435
Short-term investments	149,642	—	—	149,642	149,642
Debt securities:
U.S. Treasury securities	3,015	—	—	3,015	3,015
U.S. government agencies	—	1,185	—	1,185	1,185
Municipal bonds	—	6,754	—	6,754	6,754
Asset-backed securities	—	108	—	108	108
Corporate bonds	—	8,599	—	8,599	8,599
Preferred stocks	4,060	—	—	4,060	4,060
Common stocks	109,370	—	—	109,370	109,370
Mutual funds	85,775	148,139	—	233,914	233,914
Real estate funds	—	—	2,380,324	2,380,324	2,380,324
Private equity	—	—	64	64	64
Hedge funds:
Multi-strategy	—	67,831	754,315	822,146	822,146
Long/short	—	23,190	78,760	101,950	101,950
Fund of funds	—	3,117	187,938	191,055	191,055
Event driven	—	—	85,825	85,825	85,825
Long only	—	34,118	20,536	54,654	54,654
Global macro	—	13,158	6,800	19,958	19,958
Fixed income arbitrage	—	—	7,011	7,011	7,011
Master limited partnerships	—	215,525	54,037	269,562	269,562
Fixed income (non-arbitrage)	—	4,010	761	4,771	4,771
Other	—	—	61	61	61
Other	—	138	—	138	138
Subtotal - separate account assets	359,297	525,872	3,576,432	4,461,601	4,461,601
Total	$366,507	$1,888,680	$4,055,148	$6,310,335	$6,310,335
Liabilities:
Debt securities:
U.S. Treasury securities	$19,234	$—	$—	$19,234	$19,234
Derivative liabilities:
IRS	—	460	—	460	460
Credit derivatives	—	—	—	—	—

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
September 30, 2014
(Unaudited)

Total derivative liabilities	—	460	—	460	460
Total	$19,234	$460	$—	$19,694	$19,694
(1) Indicates assets related to consolidated CLOs.

	December 31, 2013
Assets:	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value	Carrying value
Trading investments:
Privately held equity securities (1)	$—	$—	$5,306	$5,306	$5,306
Tax exempt securities	—	30,707	273	30,980	30,980
CDO	—	—	520	520	520
CLO	—	—	825	825	825
Corporate bonds (2)	—	—	17,674	17,674	17,674
Total trading investments	—	30,707	24,598	55,305	55,305
Derivative assets:
IRS	—	52	—	52	52
Total derivative assets	—	52	—	52	52
Total trading securities	—	30,759	24,598	55,357	55,357
Investment in loans (3)	—	1,438,699	30,543	1,469,242	1,469,242
Available for sale securities:
U.S. Treasury securities	7,751	—	—	7,751	7,751
Obligations of state and political subdivisions	—	4,238	—	4,238	4,238
Certificates of deposit	—	100	—	100	100
Corporate bonds	—	5,596	—	5,596	5,596
Asset-backed securities	—	78	—	78	78
Total available for sale securities	7,751	10,012	—	17,763	17,763

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
September 30, 2014
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
September 30, 2014
(Unaudited)

(1) Includes $1,692 related to CLOs classified in Level 3.
(2) Includes $17,674 related to CLOs classified in Level 3.
(3) Includes $1,267,612 and $30,543 classified in Level 2 and Level 3, respectively, related to CLOs.

The following table represents additional information about assets that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value for the period ending September 30, 2014 and 2013:

	Fair value measurement for the three months and nine months ended September 30, 2014 using significant unobservable inputs Level 3	Fair value measurement for the three months and nine months ended September 30, 2013 using significant unobservable inputs Level 3
Balance at December 31,	$3,888,542	$3,504,623
Net realized gains/(losses)	1,482	(1,571)
Net unrealized (losses)/ gains	(86)	2,722
Purchases	96,760	180,124
Sales	(195,559)	(90,024)
Issuances	1,292	—
Settlements	—	(1,195)
Transfers into Level 3	593,325	13,357
Transfers (out of) Level 3	(132,270)	(5,370)
Attributable to policyowner	126,608	121,437
Balance at June 30,	4,380,094	3,724,103
Net realized gains/(losses)	400	(228)
Net unrealized (losses)/gains	(1,889)	(2,326)
Purchases	41,355	36,116
Sales	(544,322)	(64,356)
Issuances	692	214
Settlements	—	—
Transfers into Level 3	169,524	—
Transfers (out of) Level 3	(96,371)	(9,632)
Attributable to policyowner	105,665	61,960
Balance at September 30,	$4,055,148	$3,745,851
Changes in unrealized gains included in earnings related to assets still held at period end	$(1,975)	$396
For the nine month period ended September 30, 2014, $762,849 was transferred from Level 2 to Level 3 and were primarily corporate bonds. These transfers occurred due to the limited depth of market price supporting the price on these positions. For the nine month period ended September 30, 2013, $13,353 was transferred from Level 2 into Level 3, with the majority from corporate bonds held by the consolidated CLOs also due to limited depth of market price.
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
September 30, 2014
(Unaudited)

pricing service and the information regarding the unobservable inputs is not reasonably available to the Company. As such, the disclosure provided below provides quantitative information only about the significant unobservable inputs used in the valuation of certain privately held securities, credit default assets and tax-exempt municipal securities.

Assets	Fair value at September 30, 2014	Fair value at December 31, 2013	Valuation technique	Unobservable input(s)	September 30, 2014 Range (weighted average)	December 31, 2013 Range (weighted average)
Tax-exempt municipal	184	274	Discounted cash flow	Short and long term cash flows	.58% - 33.43%	.58% - 33.68%
Total	$184	$274
The following tables show the fair values and carrying values of the Company’s financial assets and liabilities and the fair value hierarchy level(s) associated with these assets and liabilities as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	Level within fair value hierarchy	Fair value	Carrying value
Assets:
Cash and cash equivalents-unrestricted	1	$179,892	$179,892
Cash and cash equivalents-restricted	1	23,785	23,785
Trading securities	2,3	38,837	38,837
Due from brokers, dealers, and trustees (1)	1	2,087	2,087
Loans held for sale	2	32,109	32,109
Investments in loans	2	222,020	222,020
Loans owned	2	32,714	32,714
Policy loans	3	94,779	94,779
Available for sale securities	1,2,3	17,064	17,064
Separate account assets	1,2,3	4,461,601	4,461,601
Assets of consolidated CLOs	2,3	1,627,680	1,627,680

Total Financial Assets		$6,732,568	$6,732,568

Liabilities:
Debt securities-U.S. Treasury securities	1	$19,234	$19,234
Debt	3	434,655	425,349
Separate account liabilities	1,2,3	4,461,601	4,461,601
Due to brokers, dealers and trustees	1	18,390	18,390
Due from separate accounts (2)	1	27,433	27,433
Derivative liabilities	2	460	460
Liabilities of consolidated CLOs	2,3	1,417,141	1,417,141

Total Financial Liabilities		$6,378,914	$6,369,608

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
September 30, 2014
(Unaudited)

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
(8) Derivative Financial Instruments
The Company utilizes derivative financial instruments as part of its overall investment activities. Investments in derivative contracts are subject to additional risk that can result in a loss of all or part of an investment. The Company’s derivative activities are primarily classified by underlying credit risk and interest rate risk. In addition, the Company is also subject to additional counterparty risk should the counterparties fail to meet the contract terms.
Credit Derivatives
Credit derivatives are generally defined as over-the-counter contracts between a buyer and seller of protection against the risk of default on a set of obligations issued by a specified reference entity. The Company is exposed to credit risk when

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
September 30, 2014
(Unaudited)

there is an unfavorable change in the value of investments as a result of adverse movements in the underlying credit spreads and enters into these contracts so as to manage the credit risk exposure of its investment portfolio.
Credit Default Swap Indices (CDX) are credit derivatives that reference multiple names through underlying baskets or portfolios of single name credit default swaps. The Company held four CDX contracts as of September 30, 2014, with a notional amount of $399,538 ($199,738 of sold protection and $199,800 of purchased protection). The Company enters into these contracts as both a buyer of protection and seller of protection to manage the credit risk exposure of its investment portfolio. The Company is required to deposit cash collateral for these positions equal to an initial 2.25% of the notional amount of the sold protection side, subject to increase based on additional maintenance margin as a result of decreases in value. As of September 30, 2014, total margin was $4,500.
Credit Default Swaps (CDS) are generally defined as over-the-counter contracts between a buyer and seller of protection against the risk of default on a set of obligations issued by a specified reference entity. The company is exposed to credit risk when there is an unfavorable change in the value of investments as a result of adverse movements in the underlying credit spreads and enters into these contracts as a buyer of protection so as to minimize the credit risk exposure of its investment portfolio. The Company is party to one CDS contract with a notional amount of $2,779 at September 30, 2014.
Credit derivatives are included as a component of trading investments, at fair value, and are shown net of any right to reclaim cash collateral or obligation to return cash collateral.
Interest Rate Lock Commitments
The Company is exposed to certain risks in connection with its mortgage banking operations at Luxury. The Company is exposed to interest rate risk for certain interest rate lock commitments (IRLCs) until a purchaser for the related underlying loans is identified. The fair value of IRLCs is subject to change primarily due to changes in market interest rates. The notional amount of the Company’s IRLCs as of September 30, 2014 was $37,685 with an associated fair value of $326. As of September 30, 2014, the IRLCs were included as a component of trading investments, at fair value on the Company’s consolidated balance sheet.
Interest Rate Swaps
The Company is exposed to interest rate risk when there is an unfavorable change in the value of investments as a result of adverse movements in the market interest rates. The Company enters into interest rate swaps to protect against such adverse movements in the interest rates. These interest rate swaps are included as a component of derivative financial instruments, at fair value, on the Company’s consolidated balance sheet. As of September 30, 2014, the Company had six interest rate swaps by its Care subsidiary with a fair value of $(460) and a notional amount of $43,988.
The following tables identify the fair value amounts of the derivative instruments as of September 30, 2014 and December 31, 2013, categorized by primary underlying risk:

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
September 30, 2014
(Unaudited)

	September 30, 2014
	Asset Derivatives
	Credit risk	Interest rate risk	Total
Credit derivatives	$4,845	$—	$4,845
Interest rate lock commitments	—	326	326
Total	$4,845	$326	$5,171

	Liability Derivatives
	Credit risk	Interest rate risk	Total
Interest rate swaps	$—	$460	$460
Total	$—	$460	$460

	December 31, 2013
	Asset Derivatives
	Credit risk	Interest rate risk	Total
Interest rate swaps	$—	$52	$52
Total	$—	$52	$52
	Liability Derivatives
	Credit risk	Interest rate risk	Total
Credit derivatives	$598	$—	$598
Total	$598	$—	$598
The following tables identify the unrealized gain/(loss) amounts included within the change in unrealized (depreciation)/appreciation of the consolidated statement of operations, categorized by primary underlying risk, for the nine month period ended September 30, 2014 and 2013:

Change in unrealized (depreciation)/appreciation - derivatives
	September 30, 2014
	Credit risk	Interest rate risk	Total
Credit derivatives	$(642)	$—	$(642)
Interest rate lock commitments	—	(103)	(103)
Interest rate swaps	—	(512)	(512)
Total	$(642)	$(615)	$(1,257)

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
September 30, 2014
(Unaudited)

	September 30, 2013
	Credit risk	Interest rate risk	Total
Credit derivatives	$(832)	$—	$(832)
Interest rate swaps	—	3,169	3,169
Total	$(832)	$3,169	$2,337

The following tables present derivative instruments that are subject to offset by a master netting agreement as of September 30, 2014. The Company nets these derivative assets and liabilities as these derivatives are subject to legally enforceable netting arrangements with the same party. The Company did not have any derivative instruments of this nature at December 31, 2013. There are no derivative instruments subject to a netting agreement for which we are not currently netting.

Offsetting of derivative assets	September 30, 2014
Derivatives subject to netting arrangements:
Credit default swap indices sold protection	$34,821
Credit default swap indices bought protection	(27,365)
Gross assets recognized	7,456
Collateral payable	(2,722)
Net assets recognized	$4,734

(9) Investments in Loans Held at Amortized Cost
The components of the Company’s loan portfolio measured at amortized cost were as follows as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Commercial real estate - Care	$—	$22,335
Asset backed - Siena	30,722	16,493
Other loans	1,992	1,432
Total loans, net	$32,714	$40,260
Total loans include net deferred loan origination fees of $1,296 and $686 at September 30, 2014 and December 31, 2013, respectively. Asset backed loans are net of an allowance for loan losses of $129 and $9 at September 30, 2014 and December 31, 2013.
Commercial Real Estate - Care

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
September 30, 2014
(Unaudited)

On July 25, 2014, the Company’s Care subsidiary received principal proceeds of $29,846 resulting in a gain of approximately $7,891 on repayment in full of a loan that was secured by skilled nursing facilities as well as collateral relating to assisted living facilities and a multifamily property (the Westside Loan).

Asset Backed - Siena
Siena structures asset-based loan facilities in the $1,000 to $20,000 range across diversified industries which include manufacturing distribution, wholesale, and service companies. As of September 30, 2014, the Company carried $30,722 in loans receivable on its consolidated balance sheet which is net of a participation interest of $4,275. Collateral for asset-backed loan receivables as of September 30, 2014 consisted of inventory, equipment and accounts receivable. Management reviews collateral for these loans on at least a monthly basis, or more frequently, if a draw is requested and has determined that no impairment existed as of September 30, 2014. As of September 30, 2014 and December 31, 2013, there were no delinquencies in the Siena portfolio and all loans were classified as performing.
Other Loans
Care, through indirect subsidiaries of Care, made a loan to the lessees of one of its properties. The loan is secured by a pledge of outstanding equity interest in the entities that are the lessees. The cost basis in the loan at September 30, 2014 was approximately $700, which equals its carrying value.
The Company granted two limited recourse loans totaling $424 and two limited recourse loan advances totaling $868 to two principals of Luxury Mortgage Corp.
(10) Investments in Partially-Owned Entities

On May 21, 2014, Star Asia Opportunity, LLC (SAO) was liquidated and Tiptree received a final distribution of $16.

During August and September, the Company received approximately $8,065 of distributions from its investment in Star Asia Opportunity II, LLC (SAO II). These distributions; $6,628 in cash and $1,437 in tax credits, were due to the sale of a Japanese property in which SAO II hold an interest.

(11) Investment in Real Estate
The following table contains information regarding the Company’s investment in real estate as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Land	$10,379	$9,213
Buildings and Improvements	98,597	97,671
Less: Accumulated depreciation and amortization	(4,143)	(1,823)
Total real estate, net	$104,833	$105,061
During the year, the Company completed its assessment of the allocation of the fair value of the real estate acquired from Heritage (including land, buildings, and equipment) in accordance with ASC 805 Business Combinations. This finalization resulted in a re-allocation between land and buildings on the Company’s consolidated balance sheets of $1,167.
(12) Debt
The long term debt of Tiptree’s subsidiaries are discussed below:
Operating Company

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
September 30, 2014
(Unaudited)

On September 18, 2013, Operating Company entered into a Credit Agreement with Fortress Credit Corp. (Fortress) and borrowed $50,000 thereunder, with an associated original issue discount of $1,000, which is being amortized over the term of the agreement. The Credit Agreement allows Operating Company to borrow additional amounts up to a maximum aggregate of $125,000, subject to satisfaction of certain customary conditions. The obligations of Operating Company under the Credit Agreement are secured by liens on substantially all of the assets of Operating Company. The principal of, and all accrued and unpaid interest on, all loans under the Credit Agreement become immediately due and payable on September 18, 2018. Borrowings under the Credit Agreement bear interest at a variable rate per annum equal to one-month LIBOR (with a minimum LIBOR rate of 1.25%) plus a margin of 6.50% per annum. The weighted average rate paid for the three months ended September 30, 2014 was 7.75%. The principal amounts of the loan are repaid in quarterly installments, the amount of which may be adjusted based on the Net Leverage Ratio (as defined in the Credit Agreement) at the end of each fiscal quarter. The obligations of Operating Company under the Credit Agreement are secured by liens on substantially all of the assets of Operating Company.
As of September 30, 2014, $48,000 in principal was outstanding and was recorded as part of debt on the consolidated balance sheet of the Company. The Company is obligated to pay interest on a monthly basis and has incurred interest expense of $2,880 for the period ended September 30, 2014. The Company capitalized approximately $1,272 of costs associated with entering into the credit agreement transaction and is amortizing the costs ratably over the life of the facility. The Company recorded approximately $191 of expense for the period ended September 30, 2014 relating to these capitalized costs. Operating Company believes it was in compliance with all of the financial covenants contained in the Credit Agreement as of September 30, 2014.
Also included in debt are any warehouse lines outstanding associated with the Company’s CLOs. As of September 30, 2014 there was $158,984 outstanding for a warehouse facility.
PFG
On July 13, 2012, Philadelphia Financial Administration Services Company, LLC (PFASC), an entity capitalized by TFP and PFGI, purchased certain assets of Hartford Life Private Placement, LLC (HLPP) from affiliates of The Hartford Financial Services Group, Inc. (The Hartford) for a purchase price of $117,500. PFASC and certain insurance subsidiaries of The Hartford entered into a long-term servicing agreement whereby PFASC administers approximately $37.6 billion in company owned life insurance (COLI) and bank owned life insurance (BOLI) business previously serviced by HLPP in exchange for a fee. The Company refers to this transaction as the PFAS Transaction.

In connection with the PFAS Transaction, PFAS issued a note in July 2012 in the amount of $100,000 to a third party. The note bears an annual interest rate of 12.66% and provides for monthly interest and principal payments commencing on August 15, 2012, with final payment due on July 15, 2022. The note is prepayable beginning on July 15, 2015. Membership interests of PFLAC, the borrower, serve as collateral for the note. As of September 30, 2014, $85,848 in principal was outstanding on this debt. The Company believes it was in compliance with all of the financial covenants contained in the note as of September 30, 2014.
Care

On April 24, 2012, Care refinanced a bridge loan for the acquisition of the Greenfield properties by entering into three separate non-recourse loans (each a Greenfield Loan and collectively the Greenfield Loans) with KeyCorp Real Estate Capital Markets, Inc. (KeyCorp). The Greenfield Loans bear interest at a fixed rate of 4.76%, and amortize over a thirty-year period. The Greenfield Loans are secured by separate cross-collateralized, cross-defaulted first priority deeds of trust on each of the Greenfield properties. A breach of the representations or covenants could result in a default under each of the Greenfield Loans, which would result in all amounts owing under each of the Greenfield Loans to become immediately due and payable. In June 2012, KeyCorp sold each of the Greenfield Loans to Federal Home Loan Mortgage Corporation (Freddie Mac) under Freddie Mac’s Capital Markets Execution (CME) Program.
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
September 30, 2014
(Unaudited)

result in a default under each of these loans, which would result in all amounts owing under the applicable loan to become immediately due and payable.
In December 2013, affiliates of Care refinanced an internal bridge loan for the Terraces Portfolio, by entering into two loans from First Niagara Bank. Both of these loans amortize over a twenty-five year period at a weighted average floating rate of LIBOR plus 2.50%. These loans are secured by first priority mortgages on each of the properties. A breach of representations or covenants could result in a default under each of these loans, which would result in all amounts owing under the applicable loan to become immediately due and payable.
Effective November 2013, in connection with the acquisition of The Heritage Portfolio, affiliates of Care entered into a loan with First Niagara Bank as an administrative agent on behalf of the lenders. The loan amortizes over a twenty-five year period at a floating rate of LIBOR plus 2.75%. The loan is secured by first priority mortgages on each of the properties. A breach of representations or covenants could result in a default under the loan, which would result in all amounts owing under the loan to become immediately due and payable.
As of September 30, 2014, the aggregate principal outstanding on the debt of the Care business described above was $80,776. Each of these loan transactions described above contains typical representations and covenants for loans of its type. As of September 30, 2014, the Company believes it was in compliance with such financial covenants.
Siena

On July 25, 2013, Siena entered into a credit agreement with Wells Fargo Bank. The agreement provides for a revolving line of credit up to $65,000 with an interest rate of LIBOR plus 250 basis points and a maturity date of January 25, 2017. As of September 30, 2014, there was $20,369 outstanding. This warehouse line of credit contains certain covenants, which the Company believes that it is in compliance with as of September 30, 2014.
Luxury
In February 2014, Luxury entered into a $30,000 warehouse line of credit agreement, expiring February 5, 2015, with an interest rate of one-month LIBOR plus 2.75% and a 3% floor. A $250 compensating balance is required for the line. As of September 30, 2014, $30,901 in principal was outstanding on Luxury’s total debt including all of its credit lines. Luxury’s three existing credit agreements contain customary financial covenants that require, among other items, minimum amounts of tangible net worth, profitability, maximum indebtedness ratios, and minimum liquid assets. As of September 30, 2014, Luxury believes it was in compliance or had received waivers of compliance with certain financial covenants. Luxury’s ability to borrow under the warehouse line of credit agreements is not adversely affected by the waivers. The waivers are valid through and including September 30, 2014.

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
September 30, 2014
(Unaudited)

The following table summarizes the balance of the Company’s debt holdings excluding notes payable of consolidated VIE CLOs at (See Note 4 for notes payable of the consolidated VIE CLOs):

	September 30, 2014	December 31, 2013
Operating Company:
Warehouse borrowing	$158,984	$133,715
Credit facility	48,000	49,500
Original issue discount on credit facility	(793)	(943)
Operating Company	206,191	182,272
PFG:
Note payable	85,848	91,015
Siena:
Revolving line of credit	20,369	5,371
Care:
Mortgage borrowings	80,931	82,151
Unamortized (discount)/premium	(155)	(200)
Care	80,776	81,951
Luxury:
Warehouse borrowing	30,901	—
Note payable	525	—
Mortgage borrowings	739	—
Luxury	32,165	—
Total debt	$425,349	$360,609
Interest expense of $17,019 and $11,257 was incurred on the Company’s debt for the period ended September 30, 2014 and 2013 respectively.
Future maturities of the Company’s long-term debt (excluding warehouse borrowing) are as follows as of September 30, 2014:

2014	$7,365
2015	13,665
2016	13,739
2017	34,868
2018	54,423
Thereafter	111,088
Total	$235,148

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
September 30, 2014
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
(13) Income Taxes

The total income tax expense of $906 and $4,549 for the nine month periods ended September 30, 2014 and 2013, respectively, is reflected as a component of (loss) income from continuing operations.

For the period ended September 30, 2014, the Company’s effective tax rate on income from continuing operations, adjusted for the net loss attributable to the VIE subordinated noteholders, is equal to 66.0%, which does not bear a customary relationship to statutory income tax rates. The tax rate for the period ended September 30, 2014 is higher than the U.S. statutory income tax rate of 35% primarily due to the partnership losses that are not subject to income tax, and which do not generate an income tax benefit. Additionally, tax losses generated at certain of our taxable subsidiaries require valuation allowance and do not generate an income tax benefit. The higher tax in the period ended September 30, 2013 compared to 2014 was due in part to a one-time adjustment associated with the Company’s change in tax status from a REIT to a taxable entity, which took place on July 1, 2013 but was retroactive to January 1, 2013. Also contributing to the decrease in tax was the lower pre-tax income in 2014 compared to 2013.

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
September 30, 2014
(Unaudited)

(14) Stockholders’ Equity

Tiptree’s authorized capital stock consists of 100,000,000 shares of preferred stock, $0.001 par value, 200,000,000 shares of Class A common stock, $0.001 par value, and 50,000,000 shares of Class B common stock, $0.001 par value. As of September 30, 2014 and December 31, 2013, no shares of preferred stock were issued and outstanding. As of September 30, 2014 and December 31, 2013, there were 21,955,877 and 10,556,390 shares of Class A common stock issued and outstanding, respectively. As of September 30, 2014 and December 31, 2013, there were 19,636,823 and 30,968,877 of Class B common stock issued and outstanding, respectively.

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

Pursuant to Operating Company’s limited liability operating agreement, TFP has the right to redeem common units of Operating Company (including any common units issued upon exercise of the warrants described above) for an equal number of shares of Class A common stock of Tiptree (and an equal number of shares of Class B common stock held by TFP will be canceled). Tiptree may instead, at its election, deliver a cash amount (or combination of cash and Class A common stock) based on the fair market value of the Class A common stock on the redemption date. On July 18, 2014, TFP notified its limited partners that the Company will allow them to directly exchange TFP units for Class A common stock (at a rate of 2.798 shares of Class A common stock per TFP partnership unit). As of September 30, 2014, an aggregate of 11,332,054 Class A shares have been issued in exchange for 4,050,055 TFP units. The issuance of these Class A shares and corresponding cancellation of Class B shares in exchange for the TFP units was accounted for as a $123,760 adjustment within non-controlling interest and additional paid-in capital. See Note 20—Subsequent Events for redemptions after September 30, 2014.

For the three and nine months ended September 30, 2014 and the third quarter of 2013, the Company did not declare or pay a dividend.

(15) Stock Based Compensation

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
September 30, 2014
(Unaudited)

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

The following table summarizes changes to the issuances of Restricted Stock Units under the Company’s 2007 Equity Plan for the periods indicated:

Number of shares
Unvested units as of December 31, 2012	102,984
Granted	19,310
Vested	(45,263)
Forfeited	(4,728)
Unvested units as of December 31, 2013	72,303
Granted	—
Vested	(25,154)
Forfeited	—
Unvested units as of September 30, 2014	47,149
Included in vested shares for 2014 are 6,578 shares surrendered to pay taxes on behalf of the employees with shares vesting.
In June 2007, the Company adopted the Care Investment Trust Inc. Manager Equity Plan, which will automatically expire on the 10th anniversary of the date it was adopted. As of September 30, 2014, 134,629 common shares remain available for future issuances. No shares have been issued since March 30, 2012 from this plan.
The Board adopted the Tiptree 2013 Omnibus Incentive Plan (2013 Equity Plan) on August 8, 2013. The plan provides for the issuance of equity and equity-based awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock awards and other awards based upon the Company’s Class A common stock that may be made to directors and executive officers, employees and to the Company’s advisors and consultants who are providing services to the Company as of the date of the grant of the award. The general purpose of the 2013 Equity Plan is to attract, motivate and retain selected employees, consultants and directors for the Company, to provide them with incentives and rewards for superior performance and to better align their interests with the interests of the Company’s stockholders. For the nine months ended September 30, 2014, 28,869 shares of immediately vested Class A common stock with an aggregate fair market value of $223 were issued to employees and persons providing services to the Company as incentive compensation under the 2013 Equity Plan. The number of remaining shares of Tiptree’s Class A common stock available for award under the 2013 Equity Plan is 1,800,574 shares of Class A common stock. Unless otherwise extended by the Board, the 2013 Equity Plan terminates automatically on August 8, 2023, the tenth anniversary of its adoption by the Board. For the nine months ended September 30, 2014, there was no restricted stock unit activity associated with the 2013 Equity Plan.
Shares of common stock issued to the Company’s independent directors in respect to their annual retainer fees have been issued under the 2013 Equity Plan. During the nine month period ended September 30, 2014, the Company issued 19,988 immediately vested shares of Class A common stock with an aggregate fair value of $154 to the Company’s independent directors as part of their annual retainer.
The following table summarizes changes to the issuances under the Company’s 2013 Equity Plan:

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
September 30, 2014
(Unaudited)

Number of shares
Available for issuance as of December 31, 2013	1,849,431
Shares issued	(48,857)
Available for issuance as of September 30, 2014	1,800,574
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
As of September 30, 2014, the total unrecognized compensation cost related to restricted units was $160, which is expected to be recognized as compensation expense over a weighted average period of 1.1 year.
Restricted unit expense was $170 and $241 for the nine month periods ended September 30, 2014 and 2013, respectively. These expenses are included within payroll expense in the consolidated statement of operations.
Philadelphia Financial Group, Inc.
On October 14, 2010, the PFG board of directors adopted the PFG Plan. A total of 546,136 shares of common stock of PFG were reserved and available for issuance under the PFG Plan. The number of shares of PFG stock was increased to 583,300 during 2012. As of September 30, 2014, 564,092 shares have been granted to PFG employees.
Under the terms of the PFG Plan, the common stock shares shall vest and become nonforfeitable with respect to one-third of the shares initially granted on each of the first, second, and third anniversaries of the grant date. Grant dates were April 16, 2012, December 19, 2012 and March 8, 2013.
The Company has determined that the measurement date for shares granted under the PFG Plan awarded to employees occurs when the PFG common stock vests. The fair value of the unvested common stock granted is initially estimated based on the fair value of the individual assets and liabilities of PFG on the date of grant, and subsequently re-measured on each reporting date throughout the vesting period with changes in fair value during the requisite service period recognized as compensation cost through that period. The per unit fair value of unvested PFG common stock was $0.06 and $2.03 as of September 30, 2014 and December 31, 2013, respectively.
As of September 30, 2014, the total unrecognized compensation cost related to PFG common stock was $41, which is expected to be recognized as compensation expense over a weighted average period of less than one year. Total unrecognized compensation cost was $89 as of December 31, 2013. Expense incurred for PFG stock issued under the plan was $49 for both periods ended September 30, 2014 and 2013, respectively.
(16) Commitments and Contingencies
Contractual Obligations
The table below summarizes the Company’s contractual obligations for the periods indicated. In addition, the Company has off balance sheet arrangements in the form of letters of credit.

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
September 30, 2014
(Unaudited)

	September 30, 2014	December 31, 2013
Mortgage notes payable and related interest (1)	$104,973	$107,705
Notes payable (2)	86,373	91,015
Notes payable CLOs (3)	1,546,589	1,341,701
Warehouse borrowings (4)	30,901	—
Operating lease obligations (5)	12,765	6,437
Credit facilities/Lines of credit (6)	68,369	54,871
Standby letters of credit (7)	2,566	—
Total	$1,852,536	$1,601,729

(1)	Mortgage notes payable include mortgage notes entered into by the Company in connection with its acquisition of several properties (See Note 12—Debt).

(2)
Notes payable relates to PFG’s acquisition of the administrative services rights from The Hartford, TFP payment for Series A preferred stock and common shares of PFG and Luxury promissory notes (See Note 12—Debt).

(3)
CLO notes payable principal is payable at the stated maturity, 2021 for Telos 1, 2022 for Telos 2, 2024 for Telos 3, 2024 for Telos 4 and 2025 for Telos 5 (See Note 4—CLOs and Consolidated Variable Interest Entities).

(4)	The Company through its subsidiary Luxury has warehouse borrowings with several lenders (See Note 12—Debt).

(5)
Minimum rental obligations for Care, Siena, Luxury and PFG office leases. For the nine month periods ended September 30, 2014 and 2013, rent expense for the Company’s office leases were $1,838 and $1,259, respectively.

(6)
On September 18, 2013, Operating Company entered into a Credit Agreement with Fortress and borrowed $50,000 under the Credit Agreement. The Credit Agreement also includes an option for Operating Company to borrow additional amounts up to a maximum aggregate of $125,000, subject to satisfaction of certain customary conditions. On July 25, 2013, TFI’s subsidiary Siena closed on a line of credit with Wells Fargo Bank. This revolving line is for $65,000 with an interest rate of LIBOR plus 250 basis points and a maturity date of January 25, 2017. As of September 30, 2014, there was $20,369 outstanding on this line (See Note 12—Debt).

(7)	Tiptree’s subsidiary Siena issues standby letters of credit to customers which generally guarantee the borrower’s performance.
Litigation
Tiptree and its subsidiaries are defendants in two putative class action lawsuits brought by shareholders of Fortegra (Stein v. Fortegra Financial Corporation, et al., Case No. 16-2014-CA-005825-XXXX-MA and Hickey v. Fortegra Financial Corporation, et al., Case No. 16-2014-CA-006485-XXXX-MA) in the Circuit Court of the Fourth Judicial Circuit in and for Duval County, State of Florida alleging that Tiptree and its subsidiaries aided and abetted the Fortegra directors’ breach of fiduciary duties in connection with the Merger Agreement. The court consolidated the Stein and Hickey actions on October 24, 2014. On October 13, 2014, the Company and attorneys for both Stein and Hickey executed a memorandum of understanding that provides for a settlement. The terms of the memorandum of understanding did not require any change to the merger agreement, but did require Fortegra to provide its stockholders with supplemental disclosures about the merger which Fortegra completed. Before the settlement is finalized it must be approved by the court. Management believes, based on information available at this time, the ultimate resolution of this litigation will not be materially adverse to the financial position, results of operations or cash flows of the Company.
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
(17) Earnings Per Share
The Company calculates basic net income per common share based on the Company’s common stock outstanding as well as its unvested restricted share units. The unvested restricted share units are included in the basic earnings per share calculation using the two class method because they are eligible to receive dividends. Under the two class method income is allocated

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
September 30, 2014
(Unaudited)

to the class of securities prior to the calculation of earnings per share. A diluted net income for the period takes into account the effect of dilutive instruments, such as any options on common shares, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of common shares outstanding. Diluted net income also includes the minimal dilutive impact of the 3,609,420 Operating Company warrants held by TFP as part of the Contribution Transactions as summarized in Note 14. Earnings per share data excludes Tiptree’s Class B common stock, as the Class B common stock evidences a voting right without any economic interest.
The following table presents a reconciliation of basic and diluted net income per common share for the three and nine month periods ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Basic:
Net income	$272	$1,830	$2,368	$6,563

Weighted average number of Class A common shares outstanding (basic)	17,449,974	10,246,176	12,909,949	10,243,893
Basic earnings per share	$0.02	$0.18	$0.18	$0.64
Diluted:
Net income	$259	$1,806	$2,344	$6,543

Weighted average number Class A common shares outstanding (diluted)	17,449,974	10,271,537	12,909,949	10,266,164
Diluted earnings per share	$0.01	$0.18	$0.18	$0.64
The above table excludes the effect of the 2008 warrant convertible into 652,500 shares because the exercise price of $11.33 was greater than the average market price during such periods.
(18) Dispositions, Assets Held for Sale and Discontinued Operations
On June 28, 2013, Care completed the sale of its membership interests in Care YBE Subsidiary LLC (Care YBE), which owned fourteen senior living facilities (Bickford Portfolio) to an affiliate of National Health Investors Inc. The Company has reclassified the income and expenses attributable to all properties sold prior to September 30, 2014 to discontinued operations related to its real estate segment. Expenses include an allocation of interest expense based on property carrying values and cost of debt. The following illustrates the reclassification impact as a result of classifying properties as discontinued operations for the periods presented:

TIPTREE FINANCIAL INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except shares and per share data)
September 30, 2014
(Unaudited)

	Three months ended September 30, 2013	Nine months ended September 30, 2013
Revenues:
Rental revenue	$—	$5,920
Reimbursable income	—	655
Expenses:
Reimbursable expense	—	550
Interest expense	—	2,627
Other expenses	—	43
Depreciation and amortization	—	1,708
Income (loss) from discontinued operations, net	$—	$1,647
There was no reclassification impact from disposed operations for the three and nine month periods ended September 30, 2014.
(19) Accumulated Other Comprehensive Income
Activity in accumulated other comprehensive income/(loss) (AOCI), net of tax, for the periods ended September 30, 2014 and 2013, was as follows:

Unrealized gains/ (losses) on securities
Balance at December 31, 2012	$311
Other comprehensive (loss) income before reclassification	(69)
Amounts reclassified from AOCI	48
Period change	(21)
Balance at September 30, 2013	$290

Balance at December 31, 2013	$33
Other comprehensive (loss) income before reclassification	54
Amounts reclassified from AOCI	20
Period change	74
Balance at September 30, 2014	$107
The following table presents the reclassification adjustments out of AOCI included in net income and the impacted line items on the income statement for the nine month period ended September 30, 2014:

Components of AOCI	Amount reclassified from AOCI	Affected line item in statement where net income is presented
Unrealized gains/ (losses) on available for sale securities
	$31	Net realized gains on investments
	31	Net change before tax
	11	Provision for income tax
	$20	Net change after tax

(20) Subsequent Events

The Company has evaluated events that have occurred from October 1, 2014 through November 12, 2014 (the date this Form 10-Q was filed), and except as already included in the notes to the consolidated financial statements, it believes that no events have occurred that would require recognition or additional disclosures in these consolidated financial statements.

On October 1, 2014, the Company, through its subsidiary Care, formed a $30,800 joint venture to own and operate three senior housing communities with affiliates of Greenfield Senior Living, Inc (“Greenfield”). Care owns an 80% interest in the joint venture, while affiliates of Greenfield own the remaining 20% interest and provide management services to the communities under a management contract. In connection with the acquisition, Care and Greenfield secured a $23,094, 5 year loan, which includes thirty-six months of interest only payments and a $2,000 earn out feature.

On October 29, 2014, PFG Acquisition Corp. (Buyer), an entity affiliated with The Blackstone Group L.P. (Blackstone), entered into a Stock Purchase Agreement (the Purchase Agreement) with Operating Company, and certain shareholders (the PFG Sellers and, together with the Operating Company, the Sellers) of Philadelphia Financial Group, Inc. (PFG), a subsidiary of Tiptree. Pursuant to the terms of the Purchase Agreement, Buyer will acquire (the Acquisition), directly or indirectly, all of the issued and outstanding capital stock of PFG Holdings Acquisition Corp. (Holdings) and all of the issued and outstanding capital stock of PFG, resulting in Buyer owning, directly or indirectly through Holdings, all of the issued and outstanding capital stock of PFG. Tiptree and Buyer expect to complete the transaction in the third quarter of 2015 after satisfaction of customary closing conditions.

At the closing of the Acquisition, Buyer will pay the Sellers aggregate cash consideration of $155,000 for the shares of capital stock of PFG and Holdings, subject to adjustments in respect of, among other things, cash and cash equivalents, net working capital and indebtedness of PFG and its subsidiaries and Holdings. In addition, Buyer will pay the Sellers for 90% of the cash and cash equivalents of PFASC, as of December 31, 2014, two-thirds of which payments will be made on the first anniversary of the closing under the Purchase Agreement and one-third of which will be made on the second anniversary of such closing.

On October 31, 2014, the Company and Luxury entered into an Exchange Agreement pursuant to which the Company exchanged the $5,000 secured note from Luxury for $5,000 of newly issued Series C Preferred Stock which accrues dividends at 9% per annum.

On November 3, 2014, the Company issued an aggregate of 9,866,456 shares of Class A common stock to limited partners of TFP in exchange for an aggregate of 3,526,253 TFP partnership units in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereunder. TFP delivered to Tiptree for cancellation one share of Class B common stock of Tiptree for each share of Class A common stock issued. As of November 12, 2014, there were 31,829,633 shares of Class A common stock of Tiptree outstanding and 9,770,367 shares of Class B common stock of Tiptree outstanding. As of November 12, 2014, there were 11,068,219 limited partnership units of TFP outstanding, of which Tiptree owns 7,576,308.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Except for the historical information included and incorporated by reference in this Quarterly Report on Form 10-Q, the information included and incorporated by reference herein are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements provide management’s current expectations or forecasts of future events and are not statements of historical fact. These forward-looking statements include information about possible or assumed future events, including, among other things, discussion and analysis of our future financial condition, results of operations and our strategic plans and objectives. When the Company uses words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “should,” “target”, “will,” or similar expressions, the Company intends to identify forward-looking statements.

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
The Company operates its business through Operating Company, which directly or indirectly owns all of its assets. Operating Company is owned 25% by Tiptree and 75% by Tiptree Financial Partners, L.P (“TFP”). As of November 5, 2014, Tiptree owned 68% of the limited partnership units of TFP so Tiptree’s combined direct and indirect interest in Operating Company is 77%. This report is being filed by Tiptree but includes information relating to Operating Company that may be of interest to partners of TFP as partnership units of TFP are redeemable for Class A common stock of Tiptree. TFP’s limited partners other than Tiptree may directly exchange TFP units for Class A common stock (at a rate of 2.798 shares of Class A common stock per TFP partnership unit, subject to certain conditions and limitations). For more information on the Company’s ownership and structure and the Fortegra acquisition and PFG sale, see Notes 1, 14 and 20 within the accompanying consolidated financial statements.
Insurance and Insurance Services
The Company’s insurance operations are currently conducted through PFG, of which it owns 94.04%, with the remainder owned by management and employees of PFG. PFG, through its insurance subsidiaries, develops and administers private placement insurance and annuities for high net worth and institutional clients through separate accounts. As of September 30, 2014, the total separate account assets for policies written by PFG were $4.5 billion. PFG, through its PFAS subsidiary, administered $37.6 billion of company-owned and bank-owned life insurance policies for other insurers.

Specialty Finance
The Company’s specialty finance operations include (i) MFCA, a wholly-owned business which provides financing for tax-exempt organizations, (ii) a preferred interest and a 67.5% equity ownership interest in Luxury, a residential mortgage lender that originates conforming prime jumbo and super jumbo mortgages for sale to institutional investors and (iii) a 62.11% ownership interest in Siena, an asset-based lender that offers asset-based loans to small and mid-sized U.S. businesses. As of September 30, 2014, MFCA had investments of $28.3 million, Siena had funded loans of $30.7 million of aggregate principal amount outstanding and Luxury had loans held for sale, at fair value, of $32.1 million.

Asset Management
The Company’s asset management operations include TAMCO, an SEC-registered investment adviser that, among other managerial and advisory entities, wholly-owns Telos Asset Management LLC (“Telos”). Telos is an asset manager focused on investing in corporate credit through managed accounts and structured investment vehicles, such as CLOs. As of September 30, 2014, Telos had approximately $1.6 billion of AUM. Our asset management operations also include MCM which manages NPPF I, a structured tax-exempt pass-through entity that holds tax-exempt bonds for the benefit of its investors. Interests in NPPF I in the form of tranched trust certificates are held solely by third parties unaffiliated with Tiptree. As of September 30, 2014, the underlying tax-exempt bonds held by NPPF I had an aggregate principal balance of $175.9 million.

Real Estate
The Company’s real estate operations include (i) Care LLC, a wholly-owned real estate investment company that invests in senior housing properties, and (ii) interests in various Star Asia Entities, Tokyo based real estate holding companies formed to invest predominately in Asian properties and real estate related debt instruments. As of September 30, 2014, Care LLC had total assets of $150.4 million and the carrying value of the Company’s investment in the Star Asia entities was $7.0 million.

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

Recent Developments

The following highlights recent developments.

•	Tiptree received proceeds of $29,846 resulting in a gain of approximately $7,891 on the repayment of the Westside Loan.

•	Tiptree received approximately $8,065 of distributions from its investment in SAO II related to the sale of a Japanese property in which SAO II held an interest.

•
Operating Company and its subsidiaries Caroline Holdings LLC and Caroline Merger Sub, Inc. entered into an Agreement and Plan of Merger, dated August 11, 2014, to acquire Fortegra Financial Corporation (“Fortegra”) for approximately $218,000 in cash (“the Fortegra Acquisition”). Fortegra is a publicly traded insurance services company that offers a wide array of revenue enhancing products, including payment protection products, motor club memberships, service contracts, device and warranty services, and administration services to its business partners, including insurance companies, retailers, dealers, insurance brokers and agents and financial services companies. Closing of the merger is subject to the satisfaction of customary conditions including, among other things, insurance regulatory approvals and is expected in the fourth quarter of 2014 or first quarter of 2015.

•
Tiptree entered into a definitive agreement, dated October 29, 2014, to sell its subsidiary Philadelphia Financial Group, Inc. (including both its third party administration and life insurance operations) (“PFG”), to funds managed by the Tactical Opportunities Group of The Blackstone Group L.P. (“Blackstone”), for approximately $155 million in cash plus additional consideration of approximately $10 million to be paid over two years (“the PFG sale”). The transaction is subject to customary closing conditions including regulatory approval and is expected to close in the third quarter of 2015.

•
Tiptree appointed Jonathan Ilany as its Executive Vice President, Head of Mortgage Finance and Asset Management. Mr. Ilany joins Michael G. Barnes, Executive Chairman of Tiptree, and Geoffrey N. Kauffman, President and Chief Executive Officer of Tiptree as a member of Tiptree’s Management Executive Committee.

Trends in Our Business and Outlook
Our results of operations are affected by a variety of factors, including general economic conditions and the resulting trends and market conditions specific to our businesses, some of which are discussed below.

A significant portion of Tiptree’s 2013 and 2014 revenues were generated from administrative fees from our servicing of PFG’s COLI/BOLI policies. We expect the amount of administrative fees to remain relatively constant until the end of 2014 unless significant policy holders terminate policies, in which case our revenues could decline. As a result of the PFG sale, Tiptree does not expect these revenues in 2015.

After several quiet years in the CLO market, there has been increased issuance of CLOs in 2013 and during 2014, which led to new entrants and greater supply. We issued two new CLOs in 2013, one in 2014 and initiated a warehouse facility for our sixth CLO. Tiptree expects to sponsor CLOs in 2015. Tiptree expects to close Telos 6 in the fourth quarter. However, uncertainties regarding regulatory guidance in the banking sector resulted in some institutional investors curtailing purchases of CLO liabilities which has had a negative effect on CLO issuances. Credit spreads on AAA tranches have widened and, if not offset by contracting spreads on other liability tranches in increased spreads on the underlying assets, could lead to lower returns on the subordinated notes on new CLOs.

The assets of our tax-exempt business, which consist primarily of fixed coupon instruments with long durations, are highly sensitive to changes in interest rates. The large decline in interest rates throughout 2012 significantly increased the market value of the tax-exempt assets. Throughout 2013, interest rates experienced further volatility; however, the overall impact on the value of the tax-exempt assets for the year was relatively modest. The value of the assets have increased in 2014, but it is unclear whether this trend will continue in 2015.

Our interest in the asset based lending business was acquired in 2013 and they continue to build their loan portfolio. This business was a negative contributor to net income in 2013, but we expect to reverse this trend and achieve profitable scale in the second half of 2014, although we can make no assurance that this will be the case. Similarly, we expect the asset based lenders business to be a positive contribution for 2015 but can make no assurances that this will be the case.

The mortgage market in which we operate is sensitive to interest rates and expected changes in interest rates. In the late summer and fall of 2013, the volume of mortgages dropped sharply because of changes in interest rates. In addition, it is unclear what impact new mortgage rules may have on volume and profitability for the rest of 2014 and beyond.

Our expenses increased during 2014 relative to 2013, primarily from additional expense associated with our acquisitions throughout 2013. Payroll expense and operating expenses increased with the acquisitions at Care LLC, Luxury and Siena. In addition, interest expense increased due to our credit and warehouse facilities. At PFG, the increase was primarily due to increased professional fees and other operating expenses. Management anticipates expenses to increase as these businesses continue to expand.

As a result of borrowing under the credit agreement and proceeds from the sale of real estate assets during 2013 (as described in Note 17—Dispositions, Assets Held for Sale and Discontinued Operations), we maintained a relatively larger cash balance in 2014. A significant amount of our cash balance will be used to fund the Fortegra Acquisition, which we expect will be a material positive contribution to 2015 results, although we can make no assurance that this will be the case.

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

GAAP requires the consolidation of a VIE into the financial statements of the entity that is considered the VIE’s primary beneficiary. Generally, TAMCO’s contractual relationship as CLO collateral manager satisfy the criteria for TAMCO to be deemed the primary beneficiary of the CLOs that it manages. As a result, Tiptree is required to consolidate the CLOs into its financial statements. For economic purposes, as of September 30, 2014 the fair value of Tiptree’s direct investments in the subordinated notes of Telos 1, Telos 2, Telos 4 and Telos 5 was $70.4 million. For further detail on non-GAAP measures, see “Economic Net Income and Economic Book Value” within this section.
Income and expenses attributable to consolidated CLOs reflect all of the components of the CLOs: the interest income, interest expense, other related expenses, and most significantly, the mark-to-market of the underlying collateral assets. The unrealized gains and losses of the collateral assets are most affected by credit risk on the individual loans held by the CLOs. If, as a result of movement in the credit market, new loans are made at credit spreads wider than those held by the CLOs, the market value of loans held by the CLOs would decrease and could result in realized and unrealized losses. Since, under GAAP, we do not value the debt issued by the CLOs at market value, we would not recognize an offsetting decrease in the liabilities from such a change in credit spreads, which could make the reported realized and unrealized gains and losses appear larger or smaller than the economic impact on the Company’s results of operations. For economic purposes, we reverse the impact of the CLO consolidation and focus on the mark-to-market value of our underlying subordinated note positions. See “—Economic Net Income and Economic Book Value.”

Summary Consolidated Statements of Operations (in thousands)

	Three months ended September 30,		2014 vs 2013
	2014	2013	$ Variance	% Variance
Revenues:
Net realized and unrealized gains	$8,294	$5,983	$2,311	38.6%
Interest income	7,363	3,916	3,447	88.0
Separate account fees	5,931	5,526	405	7.3
Administrative service fees	12,845	12,760	85	0.7
Rental revenue	4,469	1,363	3,106	227.9
Gain on sale of loans held for sale, net	2,383	—	2,383	100.0
Other income	1,537	325	1,212	372.9
Total revenue	42,822	29,873	12,949	43.3
Expenses:
Interest expense	8,500	4,110	4,390	106.8
Payroll expense	12,559	8,753	3,806	43.5
Professional fees	3,420	2,252	1,168	51.9
Change in future policy benefits	1,063	1,189	(126)	(10.6)
Mortality expenses	2,667	2,633	34	1.3
Commission expense	679	631	48	7.6
Depreciation and amortization expense	2,290	1,216	1,074	88.3
Other expenses	5,505	4,227	1,278	30.2
Total expenses	36,683	25,011	11,672	46.7
Net income before taxes and income attributable to consolidated CLOs from continuing operations	6,139	4,862	1,277	26.3
Results of consolidated CLOs:
Income attributable to consolidated CLOs	(4,093)	11,256	(15,349)	(136.4)
Expenses attributable to the consolidated CLOs	15,552	12,783	2,769	21.7
Net income attributable to consolidated CLOs	(19,645)	(1,527)	(18,118)	(1,186.5)
Income before taxes	(13,506)	3,335	(16,841)	(505.0)
Less provision for income taxes	(20)	1,434	(1,454)	(101.4)
Net income	(13,486)	1,901	(15,387)	(809.4)
Less net income attributable to noncontrolling interest	(1,904)	7,008	(8,912)	(127.2)
Less net (loss) income attributable to VIE subordinated noteholders	(11,854)	(6,937)	(4,917)	(70.9)
Net income available to Class A common stockholders	$272	$1,830	$(1,558)	(85.1)%

Statements of Operations Information - Three Months Ended September 30, 2014 compared to 2013
Total revenue
Total revenue for the period ended September 30, 2014 was $42.8 million, compared to $29.9 million for the same period in 2013, an increase of $12.9 million, or 43.3%. This increase was largely due to increases in net realized and unrealized gains, interest income, rental revenue and gain on sale of loans held for sale, net, as discussed further below.

Net realized and unrealized gains and losses
Realized and unrealized gains increased by $2.3 million, or 38.6%, for the period ended September 30, 2014 over 2013 levels. The increase from 2013 to 2014 was largely driven by the gain from repayment of the Westside Loan resulting in a gain of $7.9 million. This gain was partially offset by a net decline of approximately $5.5 million in other assets. This decline included a $1.5 million decline relating to the Company’s tax-exempt business, a $2.3 million decline due to the timing of warehouse income of Telos 4, which was issued in the prior year period, an unrealized $1.5 million decline relating to positions held by the Telos 6 warehouse and a $0.7 million decline relating to other assets. These declines were offset, in part, by a $0.4 million gain in partially owned entities for the quarter. While the tax exempt business had a gain in 2014, it was lower than the gain in the third quarter 2013. The gain of $0.4 million in 2014 declined from the gain of $1.8 million in 2013, representing a $1.5 million lower contribution.
Interest income
Interest income on loan and security portfolios increased $3.4 million or 88.0% for the period ended September 30, 2014 compared to the same period in the prior year, largely due to increases in interest income of $3.1 million relating to derivative positions held and a $1.3 million increase relating to the Telos 6 warehouse during the quarter ended September 30, 2014. Interest income also increased $0.7 million at Siena and $0.2 million at Luxury, a newly acquired entity in 2014, due to increased lending activity, but was largely offset by interest income declines at Care, MFCA, and PFG totaling approximately $0.9 million.
Separate account fees

Separate account fees increased $0.4 million, or approximately 7.3%, for the period ended September 30, 2014 compared to the same period in the prior year. This increase was the result of higher average separate account balances during 2014, which generated higher fees. Separate account assets were $4.5 billion at September 30, 2014 compared to $4.4 billion at September 30, 2013.

Administrative service fees

Administrative service fees increased $0.1 million, or less than 1%, for the period ended September 30, 2014 compared to the same period in the prior year. This increase was due to higher growth in assets under administration of $37.6 billion compared to $35.0 billion in the prior year.

Rental revenue
Rental revenues for the period ended September 30, 2014 from Care were $4.5 million, an increase over the comparable period in 2013 of $1.4 million due to Care’s acquisition of additional properties that were not owned in the prior period.
Gain on sale of loans held for sale, net
Gain on sale of loans held for sale, net for the period ended September 30, 2014 was $2.4 million compared to none in the prior period. This gain relates to the sale of loans within Luxury, which was acquired in the first quarter of 2014.
Other income
Other income increased $1.2 million, or 372.9%, from $0.3 million as of September 30, 2013 to $1.5 million as of September 30, 2014. This increase was largely attributable to the increase of $0.7 million of income at Luxury and increases of $0.2 million at Care and $0.4 million at Siena. Luxury was acquired at the beginning of 2014 and was not included in the corresponding prior year period. The increases at Care related to reimbursable escrow income and resident fees at Care’s newly acquired properties. The increase at Siena is consistent with the increase in lending activity in 2014 compared to 2013.
Total expenses
Total expenses for the period ended September 30, 2014 were $36.7 million compared to $25.0 million for the same period in 2013, an increase of $11.7 million, or 46.7%. The increase was largely attributable to increases in interest expense of $4.4 million, payroll of $3.8 million, other expenses of $1.3 million, professional fees of $1.2 million and depreciation and amortization expense of $1.1 million. Interest expense was largely driven by $2.6 million relating to borrowings under Tiptree’s credit facility and the payroll increase related to property acquisitions at Care and the acquisition of Luxury during 2014. The increase in professional fees of $1.2 million was largely driven by professional fees related to transaction activity and the other expense increase was largely driven by Luxury of $0.8 million.
Interest expense
The $4.4 million increase in interest expense for the period ended September 30, 2014 over the same period in 2013 was the result of $0.6 million related to borrowings associated with newly acquired real estate operations at Care, $2.6 million related to Tiptree’s credit facility and approximately $1.0 million of expense associated with the Telos warehouse. Tiptree closed its credit facility during the end of the third quarter of 2013 and as a result did not incur comparable expense in the prior year corresponding period.
Payroll expense
The $3.8 million increase in payroll expense for the period ended September 30, 2014 over the same period in 2013 consists of a $2.5 million increase relating to Luxury and a $1.4 million increase relating to Care. The increase in payroll expense at Care is primarily due to consolidation of the operations of joint ventures formed in the period ended September 30, 2014. These properties were acquired later in the year in 2013 and were not included in the results for the three months ended September 30, 2013. These increases were offset, in part, due to net declines in expenses at other subsidiaries of less than $0.1 million.
Professional Fees
The $1.2 million increase in professional fees for the period ended September 30, 2014 was largely driven by legal fees incurred relating to transaction activity and legal fees and other costs including audit, tax preparation and consulting fees as a result of Tiptree reporting as a public company.
Depreciation and amortization expense
The $1.1 million increase in depreciation and amortization expense for the period ended September 30, 2014 compared to the same period in 2013 relates to an increase in depreciation expense largely as a result of the new properties acquired by Care in 2013, and depreciation expense relating to the Siena and Luxury acquisitions and increased amortization of intangible expense at PFG.
Other expenses
The $1.3 million increase in other expenses for the period ended September 30, 2014 compared to the same period in 2013 largely consists of expenses relating to Luxury, which was acquired in 2014 and therefore not applicable to the period in 2013.
Income (loss) attributable to consolidated CLOs
Loss attributable to consolidated CLOs was $4.1 million in 2014 compared to income of $11.3 million in 2013, a decrease of $15.3 million, or 136.4%. The decrease was driven by an increase in unrealized losses relating to loans of $16.5 million. The increase in unrealized losses was attributable to the mark-to-market declines of the loans within the CLOs driven by a sell off in the credit markets that occurred during the three months ended September 30, 2014.
Expenses attributable to the consolidated CLOs
The $2.8 million increase in expense attributable to the consolidated CLOs largely relates to increases in expenses for Telos 4 and Telos 5 of $7.4 million, offset by declines of $4.6 million in the other Telos entities. Telos 4 was issued during the third quarter of 2013. Telos 5 was issued during the second quarter of 2014.
Provision for income taxes

The provision for income taxes declined $1.5 million for the period ended September 30, 2014 from an income tax expense of $1.4 million in the prior period to an income tax benefit of less than $0.1 million in the current period. The prior year period reflects a one-time adjustment that was made due to the change in the Company’s tax status as of July 1, 2013, effective as of January 1, 2013, from that of a REIT to a taxable entity.

Net income attributable to noncontrolling interest

Net income attributable to noncontrolling interest represents the portion of net income generated by consolidated entities that are not attributable to Tiptree’s ownership interest in those entities.
Net (loss) income attributable to VIE subordinated noteholders
Since Tiptree consolidates the VIEs, all of the net income and expense of the VIEs are included in its consolidated results, even though Tiptree only benefits from the net income and incurs the net loss of the portion of the VIEs owned by it. Net (loss) income attributable to the VIE subordinated noteholders represents net (loss) income not attributable to Tiptree’s ownership interest in the VIEs. Therefore, higher net losses attributable to VIE subordinated noteholders increases net income available to Tiptree Class A stockholders. Conversely, higher income attributable to VIE subordinated noteholders decreases net income available to Tiptree Class A stockholders. The net loss attributable to the VIE subordinated noteholders for the period ended September 30, 2014 was $11.9 million, compared to $6.9 million for the same period in 2013, a decrease of $5.0 million. The decrease was primarily due to a gain of $3.1 and $1.2 million in Telos 3 and Telos 5, respectively, combined with a net loss of $0.6 million in the remaining Telos CLOs.
Net (loss) income available to Class A common stockholders
The net income available to Class A common stockholders for the period ended September 30, 2014 was $0.3 million compared to net income of $1.8 million for the same period in 2013, a decrease of $1.6 million, or 85.1%. This decrease was largely due to the decline in net income attributable to consolidated CLOs of $18.1 million, partially offset by the $1.3 million increase in net income before taxes and income attributable to consolidated CLOs from continuing operations. These amounts combined with the decline of $1.5 million in the tax provision and the $8.9 million and $4.9 million declines in the net income attributable to noncontrolling interest and income attributable to VIE subordinated noteholders, respectively, both of which have a beneficial effect to income available to Class A common stockholders, largely resulted in the overall $1.6 million decline for the quarter.

	Nine months ended September 30,		2014 vs 2013
	2014	2013	$ Variance	% Variance
Revenues:
Net realized and unrealized gains	$8,361	$3,457	$4,904	141.9%
Interest income	17,664	11,131	6,533	58.7
Separate account fees	16,943	16,336	607	3.7
Administrative service fees	37,786	36,856	930	2.5
Rental revenue	13,308	3,279	10,029	NM
Gain on sale of loans held for sale, net	5,117	—	5,117	100.0
Other income	3,404	701	2,703	385.6
Total revenue	102,583	71,760	30,823	43.0
Expenses:
Interest expense	20,721	12,008	8,713	72.6
Payroll expense	35,642	26,277	9,365	35.6
Professional fees	7,334	6,204	1,130	18.2
Change in future policy benefits	3,260	3,502	(242)	(6.9)
Mortality expenses	7,892	7,885	7	0.1
Commission expense	1,837	1,805	32	1.8
Depreciation and amortization expense	5,656	3,382	2,274	67.2
Other expenses	15,562	10,722	4,840	45.1
Total expenses	97,904	71,785	26,119	36.4
Net income before taxes and income attributable to consolidated CLOs from continuing operations	4,679	(25)	4,704	NM
Results of consolidated CLOs:
Income attributable to consolidated CLOs	20,742	33,475	(12,733)	(38.0)
Expenses attributable to the consolidated CLOs	44,541	34,021	10,520	30.9
Net income attributable to consolidated CLOs	(23,799)	(546)	(23,253)	NM
Income before taxes from continuing operations	(19,120)	(571)	(18,549)	NM
Less provision for income taxes	906	4,549	(3,643)	NM
(Loss) income from continuing operations	(20,026)	(5,120)	(14,906)	(291.1)
Discontinued operations:
Gain on sale of Bickford portfolio, net	—	15,463	(15,463)	(100.0)
Income from discontinued operations, net	—	1,647	(1,647)	(100.0)
Provision for income taxes	—	—	—	NM
Discontinued operations, net	—	17,110	(17,110)	(100.0)
Net income	(20,026)	11,990	(32,016)	(267.0)
Less net income attributable to noncontrolling interest	(2,353)	21,185	(23,538)	(111.1)
Less net (loss) income attributable to VIE subordinated noteholders	(20,041)	(15,758)	(4,283)	NM
Net income available to Class A common stockholders	$2,368	$6,563	$(4,195)	(63.9)%

NM indicates the metric is not meaningful.

Statements of Operations Information - Nine Months Ended September 30, 2014 Compared to 2013
Total revenue
Total revenue for the period ended September 30, 2014 was $102.6 million, compared to $71.8 million for the same period in 2013, an increase of $30.8 million, or 43.0%. This increase was largely due to increases in rental revenue of $10.0 million from newly acquired Care properties, interest income of $6.5 million from acquired entities, a $5.1 million gain on sale of loans held for sale at Luxury, net and $4.9 million of net realized and unrealized gains on investments largely driven by the gain from the repayment of the Westside Loan to Care of $7.9 million, offset in part by declines in asset values.

Net realized and unrealized gains and losses
Realized and unrealized gains increased by $4.9 million, or 141.9%, for the period ended September 30, 2014 over 2013 levels. Included in net realized and unrealized gains and losses was the gain from the repayment of the Westside Loan to Care of $7.9 million. In addition, the increase from 2013 to 2014 was also driven by the assets of the tax-exempt business, which consist of fixed coupon instruments with long durations that are highly sensitive to changes in interest rates. The decline in interest rates compared to the 2013 period resulted in $3.8 million of unrealized gains in 2014. This $3.8 million increase was offset by a $6.0 million overall decline in value of other assets, including credit derivatives and warehouse assets, for the period ended September 30, 2014 compared to the prior year period. This decline was driven by a decline in the unrealized gain of $2.4 million relating to a derivative position Tiptree no longer carries as of September 30, 2014 but did in the prior year and declines in unrealized gains, from market movements relating to positions held in the Telos 6 warehouse credit facility.
Interest income
Interest income on loan and security assets increased $6.5 million, or 58.7%, for the period ended September 30, 2014 compared to the same period in the prior year, largely due to increases in income of 5.3 million related to Tiptree’s investment holdings, income at Siena of $1.6 million and $0.8 million of income recorded for Luxury. These gains were offset, in part, by a decline in interest income of $0.9 million at MFCA. The increase in interest income included $3.0 million related to credit derivatives and $2.5 million related to investment in the warehouse. Also included was a net increase in interest income from Tiptree’s held CLO positions of $1.2 million. The increase at Siena was consistent with the increase in lending activity in 2014 compared to 2013. The decline in income at MFCA was due to continued reduction of the portfolio. Tiptree did not own the Luxury business in 2013.

Separate account fees

Separate account fees increased $0.6 million, or 3.7%, for the period ended September 30, 2014 compared to the same period in the prior year. This increase was the result of higher average separate account balances during 2014, which generated higher fees. Separate account assets were $4.5 billion at September 30, 2014 compared to $4.4 billion at September 30, 2013.

Administrative service fees

Administrative service fees increased $0.9 million, or 2.5%, for the period ended September 30, 2014 compared to the same period in the prior year. This increase was due to higher growth in assets under administration of $37.6 billion compared to $35.0 billion for the prior period.

Rental revenue
Rental revenues for the period ended September 30, 2014 from Care were $13.3 million, an increase over the comparable period in 2013 due to Care’s acquisition of additional properties that were not owned in the prior period.
Gain on sale of loans held for sale, net
Gain on sale of loans held for sale, net for the period ended September 30, 2014 was $5.1 million compared to none in the prior period. This gain relates to the sale of loans within Luxury, which was acquired in the first quarter of 2014.
Other income
Other income increased $2.7 million, or 385.6%, from $0.7 million as of September 30, 2013 to $3.4 million as of September 30, 2014. This increase was largely attributable to the increase of $1.3 million of income at Luxury as well as increases of $0.4 million at Care and $0.9 million at Siena. Luxury was acquired at the beginning of the year and was not included in the prior year comparative period. The increases at Care related to income and resident fees at Care’s newly acquired properties. The increase at Siena was consistent with the increase in lending activity in 2014 compared to 2013.
Total expenses
Total expenses for the period ended September 30, 2014 were $97.9 million compared to $71.8 million for the same period in 2013, an increase of $26.1 million, or 36.4%. The increase was largely attributable to increases in several line items including payroll of $9.4 million, interest expense of $8.7 million, other expenses of $4.8 million, depreciation and amortization expense of $2.3 million and professional fees of $1.1 million. Interest expense was largely driven by increases of $2.7 million relating to borrowings under Tiptree’s credit facility, $3.0 million on derivative positions held and $1.0 million relating to the Telos 6 warehouse. The payroll increase related to property acquisitions at Care and the acquisition of Luxury during 2014.
Interest expense
The $8.7 million increase in interest expense for the period ended September 30, 2014 over the same period in 2013 was the result of increases in interest expense at Tiptree consisting of $2.7 million relating to borrowings under Tiptree’s credit facility, $3.0 million on derivative positions held and $1.0 million relating to the Telos 6 warehouse. In addition to the $6.7 million increase in interest at Tiptree, interest expense increases occurred at Care, Luxury, and Siena of $1.8 million, $0.9 million and $0.3 million, respectively. These amounts were partially offset by a net decline of approximately $1.0 million at Tiptree’s other subsidiaries. The increase at Care was related to activity from its joint venture entities. Siena’s interest expense increased commensurate with borrowings as activity increased in 2014. The increase in Luxury was a result of Tiptree not owning Luxury in the prior year corresponding period.
Payroll expense
The $9.4 million increase in payroll expense for the period ended September 30, 2014 over the same period in 2013 consisted of a $6.3 million increase relating to Siena and Luxury and a $3.9 million increase relating to Care. The increase in payroll expense at Care was primarily due to the consolidation of the payroll expense of the acquired operating companies in the period ended September 30, 2014. These properties were acquired later in the year in 2013 and were not fully included in the results for the period ended September 30, 2013. These increases were offset, in part, by net declines in expenses at TAMCO and other subsidiaries of approximately $0.9 million.
Professional Fees
The $1.1 million increase in professional fees for the period ended September 30, 2014 largely related to legal fees incurred relating to increased transaction activity and increases in legal, audit, tax preparation and consulting fees as a result of Tiptree reporting as a public company.
Depreciation and amortization expense
The $2.3 million increase in depreciation and amortization expense for the period ended September 30, 2014 compared to the corresponding period in 2013 related to an increase in depreciation expense largely as a result of the new properties acquired by Care in 2013, and increased depreciation expense relating to the Siena and Luxury acquisitions.
Other expenses
The $4.8 million increase in other expenses for the period ended September 30, 2014 compared to the same period in 2013 largely consisted of $2.1 million of expenses attributable to Care largely relating to the consolidation of operations of joint ventures formed in the period. An increase of $0.5 million related to increased costs at PFG related to an office relocation occurring in 2014 and $2.1 million of expenses related to Luxury, which Tiptree did not own in the prior year corresponding period, also contributed to the increase for the period.
Income attributable to consolidated CLOs
Income attributable to consolidated CLOs was $20.7 million in 2014 compared to $33.5 million in 2013, a decrease of $12.7 million, or 38%. This decrease resulted from an increase in realized loss from loans of $5.4 million along with an increase in unrealized losses from loans of $14.4 million, partially offset by an increase in interest income of $7.1 million. The increase in realized losses in the consolidated CLOs was primarily related to Telos 1 and Telos 2, which are beyond their reinvestment period. Telos 1 and Telos 2 have entered their pay down period in which tranches of debt issued by the CLO are repaid in accordance with the CLOs’ priority of payments. As the debt tranches, which are currently booked at discounted carrying value are paid down at par, a realized loss is recorded by the CLO. In addition, the increase in unrealized losses is attributable to the negative market movement on the pricing of loans within the CLO portfolio that occurred during the third quarter of 2014.
Expenses attributable to the consolidated CLOs
The $10.5 million increase in expenses attributable to the consolidated CLOs was largely attributable to increases in expenses for Telos 3, Telos 4 and Telos 5 offset against declines within the other Telos entities. Telos 4 was issued during the third quarter of 2013. Telos 5 was issued during the second quarter of 2014.
Provision for income taxes

The provision for income taxes decreased $3.6 million for the period ended September 30, 2014 from an income tax expense of $4.5 million in the prior period to an income tax expense of $0.9 million in the current period. This increase was due in part to a one-time adjustment associated with the Company’s change in tax status from a REIT to a taxable entity, which took place on July 1, 2013 but was retroactive to January 1, 2013. Also contributing to the decrease in tax was the lower pre-tax income in 2014 compared to 2013.

Discontinued operations, net

Discontinued operations, net, decreased $17.1 million, or 100%, for the period ended September 30, 2014 compared to the same period in 2013. This was comprised of the income related to the Bickford Portfolio in 2013. For more detail on the Bickford Portfolio sale see Note 18—Dispositions, Assets Held for Sale and Discontinued Operations within the accompanying consolidated financial statements.

Net income attributable to noncontrolling interest

Net income attributable to noncontrolling interest represents the portion of net income generated by consolidated entities that are not attributable to Tiptree’s ownership interest in those entities.
Net (loss) income attributable to VIE subordinated noteholders
Since Tiptree consolidates the VIEs, all of the net income and expense of the VIEs is included in its consolidated results, even though Tiptree only benefits from the net income and incurs the net loss of the portion of the VIEs owned by it. Net (loss) income attributable to the VIE subordinated noteholders represents net (loss) income not attributable to Tiptree’s ownership interest in the VIEs. Therefore, higher net losses attributable to VIE subordinated noteholders increases net income available to Tiptree Class A stockholders. Conversely, higher income attributable to VIE subordinated noteholders decreases net income available to Tiptree Class A stockholders. The net loss attributable to the VIE subordinated noteholders for the period ended September 30, 2014 was $20.0 million, compared to a net loss of $15.8 million for the same period in 2013, an increase of $4.3 million. The increase was largely due to income from Telos 1 of $2.0 million partially offset by net losses of $6.3 million from the remaining Telos entities.
Net income available to Class A common stockholders
Net income available to Class A common stockholders for the period ended September 30, 2014 was $2.4 million, compared to net income of $6.6 million for the same period in 2013, a decrease of $4.2 million, or 63.9%. This decrease was largely due to the decline of $17.1 million and increase of $4.7 million in discontinued operations, net and net income before taxes and income attributable to the CLOs from continuing operations, respectively. These movements were offset, in part, by the increase of $23.3 million in net loss attributable to CLOs and a decline in tax expense of $3.6 million. This decline, combined with the declines of $4.3 million and $23.5 million in the net loss attributable to VIE subordinated noteholders and in net income attributable to the noncontrolling interest, respectively, both of which have a beneficial affect to income available to Class A common stockholders, largely resulted in the overall $4.2 million decline for the year.
Balance Sheet Information - September 30, 2014 Compared to December 31, 2013
Tiptree’s total assets increased $168.1 million, or 2.4%, at September 30, 2014 compared to year end December 31, 2013. This increase was largely driven by the increase in assets of consolidated CLOs of $213.1 million due to the issuance of Telos 5, along with the increases in unrestricted cash of $59.3 million, loans held for sale of $32.1 million from the inclusion of Luxury and investments in loans of $50.9 million from the Telos 6 warehouse. These increases in assets were offset by declines in separate account assets of $163.0 million, loans owned of $7.5 million, investments in partially owned entities of $7.1 million and policy loans of $7.4 million.
Total liabilities increased $186.2 million over the prior year end largely due to an increase in liabilities of consolidated CLOs of $241.5 million, and increases in debt and other liabilities and accrued expenses of $64.7 million and $39.0 million, respectively. These increases were partially offset by a decline in separate account liabilities of $163.5 million. The increase in debt related to increased borrowings for the Telos 6 warehouse of $25.0 million, and increases in borrowings at Luxury of $36.0 million and Siena of $15.0 to support lending activity, offset in part, by a $6.0 decline in debt at PFG due to note payments. The increase in other liabilities and accrued expenses largely relates to timing, as a large premium was collected on the last day of September but was not transferred to separate account assets until early October.
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

	Three months ended September 30, 2014
	Insurance and insurance services		Specialty finance	Asset management		Real estate	Corporate eliminations and other	Totals
Fee income	$18,776	(1)	$—	$—		$—	$—	$18,776
Rental revenue	—		16	—		4,453	—	4,469
Interest income	1,131		9,988	—		139	(3,895)	7,363
Other revenue	18		1,538	(313)	(2)	10,518	453	12,214
Intersegment revenues	—		114	5,089	(2)	—	(5,203)	—
Total revenue	19,925		11,656	4,776		15,110	(8,645)	42,822

Interest expense	2,873		4,921	—		974	(268)	8,500
Payroll expense	4,890		3,162	2,734		1,773	—	12,559
Professional fee expense	419		2,303	474		392	(168)	3,420
Other expense	8,593		1,383	172		3,562	(1,506)	12,204
Total expense	16,775		11,769	3,380		6,701	(1,942)	36,683
Segment profit/(loss)	$3,150		$(113)	$1,396		$8,409	$(6,703)	$6,139
Net loss attributable to consolidated CLOs								$(19,645)
Less: non-controlling interest and net income attributable to the VIE subordinated noteholders								(13,758)
Discontinued operations								—
Income taxes								(20)
Net income available to common stockholders								$272
(1) Includes separate account and administrative servicing fees.
(2) Includes management fees, which is a component of other income on the Company’s Consolidated Statements of Operations.

	Three months ended September 30, 2013
	Insurance and insurance services		Specialty finance	Asset management		Real estate	Corporate eliminations and other	Totals
Fee income	$18,286	(1)	$—	$—		$—	$—	$18,286
Rental revenue	—		—	—		1,363	—	1,363
Interest income	1,251		5,923	—		589	(3,847)	3,916
Other revenue	5		4,353	85	(2)	1,862	3	6,308
Intersegment revenues	—		(83)	3,902	(2)	—	(3,819)	—
Total revenue	19,542		10,193	3,987		3,814	(7,663)	29,873

Interest expense	3,121		596	—		393	—	4,110
Payroll expense	4,447		1,006	2,918		382	—	8,753
Professional fee expense	804		521	591		336	—	2,252
Other expense	8,064		827	346		1,181	(522)	9,896
Total expense	16,436		2,950	3,855		2,292	(522)	25,011
Segment profit/(loss)	$3,106		$7,243	$132		$1,522	$(7,141)	$4,862
Net loss attributable to consolidated CLOs								$(1,527)
Less: non-controlling interest and net income attributable to the VIE subordinated noteholders								71
Discontinued operations								—
Income taxes								1,434
Net income available to common stockholders								$1,830
(1) Includes separate account and administrative servicing fees.
(2) Includes management fees, which is a component of other income in the Company’s Consolidated Statements of Operations.
Segment Results - Three month period ended September 30, 2014 compared to 2013
Insurance and Insurance Services Operations
Total revenues for insurance operations were $19.9 million for the three month period ended September 30, 2014, compared to $19.5 million for the same period in 2013, representing an increase of $0.4 million, or 2.0%. The primary driver of the increase was increased fee income from separate account fees and administrative service fees.
Total expenses for insurance operations for the three month periods ended September 30, 2014 and 2013 were $16.8 million and $16.4 million, respectively. This increase of $0.4 million was primarily attributable to increases in payroll and other expense, offset, in part, by declines in professional fee expenses and interest expenses.
Total operating profit for insurance operations for 2014 was $3.2 million, compared to $3.1 million for 2013, an increase of $0.1 million, or 1.0%. This increase was primarily the result of increased fee income from separate account fees and administrative service fees being offset by an increased expense base.

Specialty Finance Operations
Total revenues for specialty finance operations for the three month period ended September 30, 2014 were $11.7 million, compared to $10.2 million for 2013, an increase of $1.5 million, or 14.7%. The increase was largely attributable to the increase in interest income of approximately $4.1 million within this segment, offset, in part, by the decline of $2.8 million in other revenue. The increase related to increases in interest income on the derivative positions held by Tiptree and also related to the Telos 6 warehouse during the quarter. Income also increased at Siena and at Luxury due to increased lending activity. However, these gains were offset by an interest income decline at MFCA. The net decline of $2.8 million in other revenue was largely the result of a $1.5 million decline relating to the Company’s tax exempt business, a $2.3 million decline relating to the decline in warehouse assets and a $0.7 million decline for other positions held. The decline in the tax exempt business were due to lower gains in the municipal bond market of $0.4 million for the three months ended September 30, 2014 compared to the $1.8 million higher gains that occurred due to price gains in the prior year corresponding period. The remaining declines were largely related to unrealized losses incurred as a result of mark-to-market price declines driven by a sell off in the credit markets during the three months ended September 30, 2014. These were partially offset by a gain in partially owned entities for the quarter of $0.4 million and the inclusion of Luxury’s results for gain on sale of loans of $0.7 million, net of other items.
Total expenses for specialty finance operations for the three month period ended September 30, 2014 were $11.8 million, compared to $3.0 million for 2013, an increase of $8.8 million, or 293.3%. The increase in expenses were a result of an increase of $4.3 million in interest expense, $2.2 million in payroll expense and $1.8 million in professional fee expense. The increase in interest expense was largely due to $2.6 million in increased interest relating to borrowings under Tiptree’s credit facility, $1.0 million related to the Telos 6 warehouse and approximately $0.6 million increase relating to increased activity at Siena and Luxury. The increases in payroll expense and other expense were attributable to the increase in Siena and the inclusion of Luxury’s results for 2014 when compared to 2013. The increase in professional fees was largely due to increased transaction activity combined with the increase in expense at Siena and the inclusion of Luxury for 2014 when compared to 2013.
Total operating loss for specialty finance operations for the three month period ended September 30, 2014 was less than $0.1 million, compared to a gain of $7.2 million for 2013, a decrease of $7.3 million, or 101.4%. This decrease was largely driven by the increase in expenses for the quarter due to increased interest expense and the increase of operating expenses at Siena commensurate with lending activity increasing and the inclusion of Luxury in the current period compared to the corresponding prior year period.
Asset Management Operations
Total revenues for asset management were $4.8 million for the three month period ended September 30, 2014, compared to $4.0 million for 2013, an increase of $0.8 million, or 20.0%. The increase in revenue in 2014 was largely attributable to incentive management fees from the repayment of the Westside Loan to Care.
Total expenses for asset management were $3.4 million for the three month period ended September 30, 2014 compared to $3.9 million for 2013. This decrease of $0.5 million was largely attributable to lower compensation and other related costs in 2014 largely driven by a lower bonus accrual.
Total operating profit for asset management was $1.4 million for the three month period ended September 30, 2014 compared to $0.1 million in 2013, an increase of $1.3 million, or 1,300.0%. This was largely driven by the management fees from the repayment of the Westside Loan to Care during the third quarter of 2014.
Real Estate Operations
Total revenues for real estate operations for the three month period ended September 30, 2014 were $15.1 million, compared to $3.8 million for 2013, an increase of $11.3 million, or 297.4%. This increase was due to the gain on the repayment of the Westside Loan to Care in 2014 and an increase in rental revenues as a result of newly acquired properties reflected in the current period compared to the corresponding prior year period.
Total expenses for real estate operations for the three months ended September 30, 2014 were $6.7 million, compared to $2.3 million for 2013, an increase of $4.4 million, or 191.3%. This increase was largely the result of higher interest expense relating to borrowings and higher payroll and other expense associated with the inclusion of the newly acquired properties in the period ended September 30, 2014 compared to the corresponding period in the prior year.

Total operating profit for real estate operations for 2014 was $8.4 million, compared to $1.5 million in 2013, an increase of $6.9 million. This increase was largely due to the repayment of the Westside Loan to Care during the third quarter of 2014 and increased rental revenue on newly acquired properties in the current period compared to the corresponding prior year period.

	Nine months ended September 30, 2014
	Insurance and insurance services		Specialty finance	Asset management		Real estate	Corporate eliminations and other	Totals
Fee income	$54,729	(1)	$—	$—		$—	$—	$54,729
Rental revenue	—		34	—		13,274	—	13,308
Interest income	3,464		23,947	—		1,504	(11,251)	17,664
Other revenue	32		5,908	224	(2)	10,860	(142)	16,882
Intersegment revenues	—		301	11,400	(2)	—	(11,701)	—
Total revenue	$58,225		$30,190	$11,624		$25,638	$(23,094)	$102,583

Interest expense	$8,683		$9,408	$—		$2,930	$(300)	$20,721
Payroll expense	14,960		7,577	7,818		5,287	—	35,642
Professional fee expense	1,344		4,485	941		564	—	7,334
Other expense	23,954		4,058	875		7,633	(2,313)	34,207
Total expense	48,941		25,528	9,634		16,414	(2,613)	97,904
Segment profit/(loss)	$9,284		$4,662	$1,990		$9,224	$(20,481)	$4,679
Net loss attributable to consolidated CLOs								$(23,799)
Less: non-controlling interest and net income attributable to the VIE subordinated noteholders								(22,394)
Discontinued operations								—
Income taxes								906
Net income available to common stockholders								$2,368
Segment assets as of September 30, 2014	$4,811,378		$495,659	$15,593	(3)	$153,231	$1,572,661	$7,048,522
(1)    Includes separate account and administrative servicing fees.
(2)    Includes management fees, which is a component of other income in the Company’s Consolidated Statements of Operations.
(3)    Refer to Management’s Discussion and Analysis—Economic Net Income Components for information on assets under management.

	Nine months ended September 30, 2013
	Insurance and insurance services		Specialty finance	Asset management		Real estate	Corporate eliminations and other	Totals
Fee income	$53,192	(1)	$—	$—		$—	$—	$53,192
Rental revenue	—		—	—		9,199	(5,920)	3,279
Interest income	3,658		16,651	—		1,500	(10,678)	11,131
Other revenue	77		517	296	(2)	19,470	(16,202)	4,158
Intersegment revenues	—		81	12,776	(2)	—	(12,857)	—
Total revenue	$56,927		$17,249	$13,072		$30,169	$(45,657)	$71,760

Interest expense	$9,383		$1,660	$—		$3,755	$(2,790)	$12,008
Payroll expense	14,059		1,281	9,587		1,350	—	26,277
Professional fee expense	1,463		2,194	1,022		1,525	—	6,204
Other expense	22,922		2,073	684		6,887	(5,270)	27,296
Total expense	47,827		7,208	11,293		13,517	(8,060)	71,785
Segment profit/(loss)	$9,100		$10,041	$1,779		$16,652	$(37,597)	$(25)
Net income attributable to consolidated CLOs								$(546)
Less: non-controlling interest and net income attributable to the VIE subordinated noteholders								5,427
Discontinued operations								17,110
Income taxes								4,549
Net income available to common stockholders								$6,563
Segment assets as of December 31, 2013	$4,949,262		$385,987	$7,896	(3)	$170,683	$1,366,620	$6,880,448
(1)    Includes separate account and administrative servicing fees.
(2)    Includes management fees, which is a component of other income in the Company’s Consolidated Statements of Operations.
(3)    Refer to Management’s Discussion and Analysis—Economic Net Income Components for information on assets under management.
Segment Results - Year to date September 30, 2014 compared to 2013
Insurance and Insurance Services Operations
Total revenues for insurance operations were $58.2 million for the nine month period ended September 30, 2014, compared to $56.9 million for the same period in 2013, representing an increase of $1.3 million, or 2.3%. The increase was largely due to the increased fee income from separate account fees and administrative service fees.
Total expenses for insurance operations for the periods ended September 30, 2014 and 2013 were $48.9 million and $47.8 million, respectively. This increase of $1.1 million was primarily due to increases in payroll and costs associated with a build out and office relocation, offset in part by a decline in interest expense on notes payable.
Total operating profit for insurance operations for 2014 was $9.3 million, relatively flat when compared to $9.1 million for 2013, as increases in income from administrative service fees were offset by a higher expense base.

Specialty Finance Operations
Total revenues for specialty finance operations for the nine month period ended September 30, 2014 were $30.2 million, compared to $17.2 million for 2013, an increase of $13.0 million, or 75.6%. The increase was largely attributable to an increase in interest income of $7.2 million along with an increase in other revenues of $5.4 million. The $7.2 million increase in interest income largely related to increases of $5.3 million related to Tiptree’s investment holdings, income at Siena of $1.6 million and $0.8 million of income recorded for Luxury. These gains were offset, in part, by a decline in interest income of $0.9 million at MFCA. The increase of $5.4 million in other revenues largely related to the gain on sale of loans held for sale, net at Luxury.
Total expenses for specialty finance operations for the nine months ended September 30, 2014 were $25.5 million, compared to $7.2 million for 2013, an increase of $18.3 million, or 254.2%. The increase was primarily the result of increases in interest expense of $7.7 million, payroll expense of $6.3 million, professional fees expense of $2.3 million and other expense of $2.0 million. The increase in interest expense was largely due to $2.7 million in increased interest relating to borrowings under Tiptree’s credit facility, $3.0 million of interest on derivative positions held and $1.0 million related to the Telos 6 warehouse. The increase in professional fees was largely due to increased expenses from transaction activity and the inclusion of Luxury for 2014 when compared to 2013. The increases in payroll expense and other expense were attributable to increases at Siena and the inclusion of Luxury’s results for 2014 when compared to 2013.
Total operating profit for specialty finance operations for the nine month period in 2014 was $4.7 million, compared to $10.0 million for 2013, a decrease of $5.3 million, or 53%. This decrease was largely driven by the higher expense base driven by increased costs due to acquired subsidiaries and higher interest expense.
Asset Management Operations
Total revenues for asset management were $11.6 million for the nine month period ended September 30, 2014, a decrease of $1.4 million, or 10.7%, compared to $13.1 million for 2013. The decrease in revenue in 2014 was primarily attributable to lower management fees received from Telos 1 and Telos 2, offset in part by the addition of Telos 3 and Telos 4 in 2013, and Telos 5 in 2014 and the associated management fees in 2014.
Total expenses for asset management were $9.6 million for the nine month period ended September 30, 2014, compared to $11.3 million for 2013. This decrease of $1.7 million was primarily attributable to lower compensation related costs in 2014.
Total operating profit for asset management was $2.0 million for the nine month period ended September 30, 2014, compared to $1.8 million in 2013, an increase of $0.2 million, or 11.1%. This increase was largely driven by lower compensation costs.
Real Estate Operations
Total revenues for real estate operations for the nine month period ended September 30, 2014 were $25.6 million, compared to $30.2 million for 2013, a decrease of $4.6 million, or 15.2%. This decrease was attributed to the recognition of the Bickford sale in the prior year when compared to the current year. Also included in 2014 revenues was the gain from the repayment of the Westside Loan to Care of $7.9 million and increased rental revenues from newly acquired properties of $4.1 million.
Total expenses for real estate operations for the nine month period ended September 30, 2014 were $16.4 million, compared to $13.5 million for 2013, an increase of $2.9 million. This increase was primarily due to increased payroll expense offset, in part, by decreased professional fees.
Total operating profit for real estate operations for 2014 was $9.2 million, compared to $16.7 million in 2013, a decrease of $7.5 million. This decrease was largely driven by the recognition of the Bickford sale in the prior year when compared to the current year’s higher rental revenues.

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
Economic Net Income Components
The following table details the individual revenue and expense components of the non-GAAP measure ENI for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues:
Interest income	$4,779	$1,830	$8,919	$3,622
Dividend/distribution income	11,994	3,475	20,168	12,439
Realized gains (losses)	1	(7)	(751)	(1,015)
Unrealized (losses) gains	(1,775)	7,599	558	20,273
Management fee income (see table below for details)	4,705	3,694	11,354	12,281
Total revenues	19,704	16,591	40,248	47,600
Expenses:
Compensation expense	3,497	2,935	7,853	9,839
Distribution expense (convertible preferred)	—	—	—	1,747
Interest expense	4,158	596	8,158	1,496
Professional fees and other	3,093	1,694	6,713	4,633
Total expense	10,748	5,225	22,724	17,715
Economic Net Income of Operating Company	8,956	11,366	17,524	29,885
Less: Economic Net Income attributable to the portion of TFP not held by TFI	4,229	8,544	10,609	22,450
Economic Net Income of Tiptree before tax provision	4,727	2,822	6,915	7,435
Less: Tax adjustment attributable to Tiptree	(771)	894	(1,308)	567
Economic Net Income of Tiptree	$5,498	$1,928	$8,223	$6,868

The following table presents detail regarding components of management fee income:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Management fees associated with CLOs	$2,975	$3,402	$9,208	$9,848
Other non-CLO advisory fees (1)	1,730	292	2,146	2,433
Total management fee income	$4,705	$3,694	$11,354	$12,281
(1) Other non-CLO advisory fees represent the advisory/management fees earned by MCM and TREIT.

The following table summarizes the structure of each CLO managed:

	Issuance date	Fee earning assets under management (1)	First optional call date (2)	Termination of reinvestment period (3)	Maturity date (4)
Telos 1	11/2006	$209,409	01/2011	01/2013	10/2021
Telos 2	06/2007	266,902	07/2011	07/2013	04/2022
Telos 3	02/2013	352,482	01/2015	01/2017	01/2024
Telos 4	08/2013	351,636	07/2015	07/2017	07/2024
Telos 5	05/2014	400,240	04/2016	04/2018	04/2025
Total CLOs		$1,580,669

(1)     Fee Earning AUM are as of the next Distribution Date after September 30, 2014.

(2)	CLOs are generally callable by equity holders (or the subordinated note holders of the CLO) once per quarter beginning after termination of a non-call period and subject to certain other restrictions.

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
The following is a reconciliation of GAAP Net Income attributable to Tiptree to ENI for the periods ended September 30, 2014 and 2013 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
GAAP Net Income of Tiptree	$272	$1,830	$2,368	$6,563
Plus: Tax adjustment attributable to Tiptree companies (1)	(1,459)	1,881	(3,565)	567
Plus: Portion of NCI attributed to TFP	(1,655)	7,260	(1,664)	21,589
GAAP Net (Loss)/Income of Operating Company	(2,842)	10,971	(2,861)	28,719

Adjustments:
Adjustments to results from real estate operations (2)	1,386	(356)	2,478	(3,758)
Effect of change in majority ownership of subsidiaries (3)	585	(1,297)	519	(1,673)
Fair value adjustments to carrying value (4)	(5,145)	(74)	(7,973)	914
Reversal of VIEs net losses (gains) attributable to TFI (5)	14,972	2,065	25,361	6,256
Reversal of TAMCO net gains for periods prior to acquisition of TAMCO (6)	—	57	—	—
TFP convertible preferred reclass of distributions to expense (7)	—	—	—	(1,747)
Foreign exchange reserve (8)	—	—	—	1,174
Economic Net Income of Operating Company	8,956	11,366	17,524	29,885
Less: Economic Net Income attributable to the portion of TFP not held by TFI	4,229	8,544	10,609	22,450
Economic Net Income of Tiptree before tax provision	4,727	2,822	6,915	7,435
Less: Tax adjustment attributable to Tiptree (9)	(771)	894	(1,308)	567
Economic Net Income of Tiptree	$5,498	$1,928	$8,223	$6,868

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

(4)	Adjustment is to account at fair value for the CLO subordinated notes held by Tiptree and PFG’s available-for-sale securities. Fair values are obtained from independent third party pricing sources.

(5)	Reversal of VIEs net losses/(gains) attributable to Tiptree (see Management’s Discussion and Analysis—Tiptree Portion of Net Income and Ownership of Consolidated CLOs for further detail).

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

EBV as used by Tiptree may not be comparable to similar measures presented by other companies as it is a non-GAAP financial measure that is not based on a comprehensive set of accounting rules or principles and therefore may be defined differently by other companies. EBV should be considered in addition to, not as a substitute for, financial measures determined in accordance with GAAP. The following is a reconciliation of GAAP book value attributable to Tiptree to EBV as of September 30, 2014 and December 31, 2013 (in thousands except share data):

	September 30, 2014	December 31, 2013
Economic Book Value
GAAP TFI Total Capital	$547,764	$565,856
Less: Non-controlling interest in TFI	235,951	361,354
Less: Retained Earnings of consolidated TAMCO	64,550	84,591
GAAP Net Assets to Tiptree Class A Stockholders	247,263	119,911
Less: Net assets held directly at Tiptree	7,960	4,259
Plus: Portion of NCI attributed to TFP	214,024	339,283
GAAP Net Assets of Operating Company	453,327	454,935
Reversal of consolidation of TAMCO (including VIEs)(1)	(141,117)	(144,817)
Fair values of CLOs (2)	70,523	61,145
Value of TAMCO (3)	57,661	57,661
Adjustments to results from real estate operations (4)	6,157	3,711
Total Adjustments	(6,776)	(22,300)
Economic Operating Company Book Value	$446,551	$432,635
Basic Units outstanding (5)	41,593	41,525
Fully Diluted Unit adjustments (6)	578	480
Fully Diluted Economic Book Value Per Unit	42,171	42,005
Basic Economic Tiptree Book Value Per Class A Share	$10.74	$10.42
Net assets held directly at Tiptree	7,960	4,259
Economic Operating Company Book Value (including Tiptree level net assets)	454,511	436,894
Basic Economic Book Value Per Share (including Tiptree level net assets)	10.93	10.52
Dilutive Economic Book Value Per Share (including Tiptree level net assets)	$10.78	$10.40

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

(5)
Assumes full redemption of Operating Company units for Class A common stock or exchange by TFP limited partners of their limited partnership units for shares of Class A common stock. Operating Company is owned approximately 25% by Tiptree and approximately 75% by TFP. As of September 30, 2014, Tiptree owned approximately 37% of TFP, with the remainder owned by the existing limited partners of TFP. As a result, Tiptree’s combined direct and indirect ownership of Operating Company was approximately 53% as of September 30, 2014. Tiptree’s direct ownership of Operating Company’s shares is equal to the number of shares of Class A common stock and, pursuant to Operating Company’s limited liability agreement, this ratio will remain 1:1. TFP’s ownership is equal to 2.798 times the number of TFP partnership units outstanding and this ratio is expected to remain 2.798:1. There were 11,068 and 11,068 partnership units outstanding as of September 30, 2014 and December 31, 2013, respectively. The basic EBV per partnership unit was $30.05 and $29.16 as of September 30, 2014 and December 31, 2013, respectively. The basic EBV (including Tiptree level net assets) per partnership unit was $30.58 and $29.43 as of September 30, 2014 and December 31, 2013, respectively. The Dilutive EBV (including Tiptree level net assets) per partnership unit was $30.16 and $29.10 as of September 30, 2014 and December 31, 2013, respectively. As of November 3, 2014, Tiptree owned 68% of the limited partnership units of TFP.

(6)	Assumes net exercise of all in-the-money outstanding warrants.

Tiptree Portion of Net Income and Ownership of Consolidated CLOs (in thousands)

	Three months ended September 30, 2014
	Tiptree pro rata portion of Net Income	Net Income (net of 1% NCI)
Telos 1	$(485)	$(6,811)
Telos 2	(9,691)	(10,153)
Telos 3 (*)	—	(3,066)
Telos 4	(1,862)	(2,620)
Telos 5	(2,934)	(4,162)
Total	$(14,972)	$(26,812)

	Three months ended September 30, 2013
	Tiptree pro rata portion of Net Income	Net Income (net of 1% NCI)
Telos 1	$(535)	$(7,536)
Telos 2	(1,843)	(1,931)
Telos 3	(83)	(94)
Telos 4	396	557
Total	$(2,065)	$(9,004)

	Nine months ended September 30, 2014
	Tiptree pro rata portion of Net Income	Net Income (net of 1% NCI)	Tiptree’s ownership %
Telos 1	$(1,133)	$(15,931)	7.11%
Telos 2	(21,903)	(22,947)	95.45
Telos 3 (*)	7	(3,228)	0.00
Telos 4	(1,064)	(1,497)	71.08
Telos 5	(1,268)	(1,799)	70.51%
Total	$(25,361)	$(45,402)

	Nine months ended September 30, 2013
	Tiptree pro rata portion of Net Income	Net Income (net of 1% NCI)	Tiptree’s ownership %
Telos 1	$(1,285)	$(18,080)	7.11%
Telos 2	(5,649)	(5,918)	95.45
Telos 3	282	1,426	19.79
Telos 4	396	557	71.08%
Total	$(6,256)	$(22,015)

(*)
During 2014, Tiptree sold its ownership interest in Telos 3. The Tiptree pro rata portion of net income reflects the net income received by Tiptree during the period the CLO was owned. The net income (net of NCI) reflects the current net income of the CLO. Tiptree ownership is now 0% of Telos 3.

Liquidity and Capital Resources

Tiptree is a holding company and conducts all of its operations through Operating Company. Dividends and distributions from its subsidiaries to Operating Company and sales of assets are the principal source of cash to make acquisitions, invest in existing businesses, pay employee compensation, dividends, professional fees (including advisory services, legal and accounting fees), office rent, insurance costs, and certain support services (including under the Transition Services Agreement and Administrative Services Agreement). Tiptree’s current source of liquidity is its cash, cash equivalents and investments and distributions from operating subsidiaries and principal investments, including subordinated notes of CLOs managed by Telos. At September 30, 2014, Tiptree had unrestricted cash of $179.9 million. As a result of the $50.0 million borrowed under the credit agreement with Fortress and the $44.0 million of proceeds from the sale of the Bickford Portfolio in our real estate segment during 2013, we are maintaining a relatively larger cash balance. Tiptree expects to use a substantial portion of its available cash to complete the purchase of Fortegra Acquisition in the fourth quarter of 2014 or first quarter of 2015. The PFG sale is expected to close in the third quarter of 2015 and Tiptree expects to use the proceeds to reinvest in its businesses and/or make additional acquisitions. Tiptree expects that during the period of time in between the Fortegra Acquisition and PFG sale, it will fund its immediate cash needs through cash from existing operations including sales of assets if necessary. Tiptree also intends to opportunistically acquire majority control of new businesses both in its existing financial services sectors and complementary sectors. Accordingly, Tiptree’s cash needs will differ over time from Tiptree’s historical cash needs and Tiptree may seek additional sources of cash to fund acquisitions or investments. These additional sources of cash may take the form of debt or equity and may be at the parent, subsidiary or asset level.
The ability of Tiptree’s subsidiaries to generate sufficient net income and cash flows to make cash distributions to us will be subject to numerous business and other factors, including restrictions contained in our subsidiaries’ financing agreements, regulatory restrictions, availability of sufficient funds at such subsidiaries, general economic and business conditions, tax considerations, strategic plans, financial results and other factors such as target capital ratios and ratio levels anticipated by rating agencies to maintain or improve current ratings. For example, Telos will require additional capital in order to form future CLOs, and PFG and Luxury may require additional capital to meet regulatory capital requirements.
Consolidated Comparison of Cash Flows

Summary Consolidated Statements of Cash Flows

(in thousands)

	Nine months ended September 30,
	2014	2013
Net cash provided by/(used in):
Operating activities	$65,698	$41,116
Investing activities	(242,881)	(701,862)
Financing activities	236,518	695,904
Net increase in cash and cash equivalents	$59,335	$35,158

Operating Activities

Cash provided by operating activities for the period ended September 30, 2014 was $65.7 million, compared to $41.1 million for the comparable period in 2013, an increase of $24.6 million. Cash provided by operating activities from VIEs for the period ended September 30, 2014 was $55.6 million, a change of $68.9 million from cash used of $13.3 million for the period ended September 30, 2013. Excluding the activity attributable to the VIEs, cash provided by operating activities decreased $44.3 million. The decrease was largely attributable to the change in the increase in due to brokers, dealers and trustees of $45.2 million and the net change in loans originated for sale of $10.5 million, offset by the decline in the net realized gain on sale of properties, net of $15.5 million. The $45.2 million change in increase in due to brokers, dealers and trustees is related to the due to trustee amounts at the Telos 6 warehouse compared to amounts that existed at the Telos 5 warehouse in the prior year. The net change in loans originated for sale of $10.5 million related to activity for Luxury which did not exist in the prior year. The $15.5 million related to the sale of the Bickford Portfolio that occurred in the prior year.

Investing Activities

Cash used in investing activities for the period ended September 30, 2014 was $242.9 million, compared to cash used of $701.9 million for the comparable period in 2013, an increase of $459.0 million. Cash used in investing activities from VIEs was $225.8 million for the period ended September 30, 2014, a decrease of $367.6 million from cash used of $593.4 million for the period ended September 30, 2013. Excluding the activity attributable to the VIEs, cash used in investing activities declined $91.5 million. The decline in cash used in investing activities was largely attributable to the increase in the purchase of trading securities and loans carried at fair value of $168.3 million net against the increase the proceeds received from sales of trading securities of $206.1 million. There was a decline in purchases of real estate of $16.7 million relating to Care and an increase of $32.9 million received relating to loan repayments at Care. There was a $5.2 million increase in purchases of derivatives at Tiptree in conjunction with $9.6 million of higher amounts utilized on purchases of loans relating to Siena during the period when compared to the prior year.

Financing Activities

Cash provided by financing activities for the period ended September 30, 2014 was $236.5 million, compared to $695.9 million in cash provided for the comparable period in 2013, a decrease of $459.4 million. Cash provided by financing activities for VIEs was $193.4 million for the period ended September 30, 2014 and cash provided by financing activities for VIEs was $592.4 million for the comparable period in 2013. Excluding the activity attributable to VIEs, cash provided by financing activities decreased $60.3. This decrease of $60.3 million was largely due to the increase in the partial paydown of borrowings of $136.5 million offset against the increase in the proceeds from loans of $75.8 million. The increase in the partial paydown of borrowings related to the activity of the current warehouse when compared to the warehouse activity in the prior year. The increase in the proceeds from loans related to varying nature of proceeds of loans when comparing September 30, 2014 and September 30,

2013. In 2014, the proceeds were $159.0 million for the warehouse, $15.2 million for Siena, and $10.3 million for Luxury. In the prior year, the proceeds were $58.7 million from a previous warehouse and $50.0 million from Tiptree’s credit facility. The increase in proceeds from loans at Siena and Luxury were commensurate with increases in lending activity at these businesses.

Indebtedness
On September 18, 2013, Operating Company entered into a Credit Agreement with Fortress and borrowed $50.0 million under the Credit Agreement. The Credit Agreement also includes an option for Operating Company to borrow additional amounts up to a maximum aggregate of $125.0 million, subject to satisfaction of certain customary conditions. The principal of, and all accrued and unpaid interest on, all loans under the Credit Agreement shall become immediately due and payable on September 18, 2018. Borrowings under the Credit Agreement bear interest at a variable rate per annum equal to the one-month London interbank offering rate (LIBOR), with a minimum LIBOR rate of 1.25%, plus a margin of 6.50% per annum. The principal amounts of the loans are to be repaid in consecutive quarterly installments, which may be adjusted based on the Net Leverage Ratio (as defined in the Credit Agreement) at the end of each fiscal quarter. The obligations of Operating Company under the Credit Agreement are secured by liens on substantially all of the assets of Operating Company. As of September 30, 2014, $48.0 million was outstanding on this obligation. The weighted average interest rate for the nine months ended September 30, 2014 was 7.75%. See Note 12 to the consolidated financial statements for a discussion of other debt instruments of our operating segments.
Contractual Obligations
The table below summarizes the Company’s contractual obligations for the periods indicated (in thousands). Not all of the Company’s commitments and contingencies are reflected on its consolidated balance sheets:

	September 30, 2014	December 31, 2013
Mortgage notes payable and related interest (1)	$104,973	$107,705
Notes payable (2)	86,373	91,015
Notes payable CLOs (3)	1,546,589	1,341,701
Warehouse borrowings (4)	30,901	—
Operating lease obligations (5)	12,765	6,437
Credit facilities/Lines of credit (6)	68,369	54,871
Standby letters of credit (7)	2,566	—
Total	$1,852,536	$1,601,729

(1)	Mortgage notes payable include mortgage notes entered into by the Company in connection with its acquisition of several properties (See Note 12—Debt).

(2)
Notes payable relates to PFG’s acquisition of the administrative services rights from The Hartford, TFP payment for Series A preferred stock and common shares of PFG and Luxury promissory notes (See Note 12—Debt).

(3)
CLO notes payable principal is payable at the stated maturity, 2021 for Telos 1, 2022 for Telos 2, 2024 for Telos 3, 2024 for Telos 4 and 2025 for Telos 5 (See Note 4—CLOs and Consolidated Variable Interest Entities).

(4)	The Company through its subsidiary Luxury has warehouse borrowings with several lenders (See Note 12—Debt).

(5)
Minimum rental obligations for Care, Siena, Luxury and PFG office leases. For the nine month periods ended September 30, 2014 and 2013, rent expense for the Company’s office leases were $1,838 and $1,259, respectively.

(6)
On September 18, 2013, Operating Company entered into a Credit Agreement with Fortress and borrowed $50,000 under the Credit Agreement. The Credit Agreement also includes an option for Operating Company to borrow additional amounts up to a maximum aggregate of $125,000, subject to satisfaction of certain customary conditions. On July 25, 2013, TFI’s subsidiary Siena closed on a line of credit with Wells Fargo Bank. This revolving line is for $65,000 with an interest rate of LIBOR plus 250 basis points and a maturity date of January 25, 2017. As of September 30, 2014, there was $20,369 outstanding on this line (See Note 12—Debt).

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

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of September 30, 2014. Based upon that evaluation the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2014, the Company’s disclosure controls and procedures were effective in causing material information relating to the Company to be recorded, processed, summarized and reported by management in a timely basis and ensuring the quality and timeliness of the Company’s public disclosures with SEC disclosure obligations.

PART II. Other Information

Item 1. Legal Proceedings

Tiptree and its subsidiaries are defendants in two putative class action lawsuits brought by shareholders of Fortegra (Stein v. Fortegra Financial Corporation, et al., Case No. 16-2014-CA-005825-XXXX-MA and Hickey v. Fortegra Financial Corporation, et al., Case No. 16-2014-CA-006485-XXXX-MA) in the Circuit Court of the Fourth Judicial Circuit in and for Duval County, State of Florida alleging that Tiptree and its subsidiaries aided and abetted the Fortegra directors’ breach of fiduciary duties in connection with the Merger Agreement. The court consolidated the Stein and Hickey actions on October 24, 2014. On October 13, 2014, the Company and attorneys for both Stein and Hickey executed a memorandum of understanding that provides for a settlement. The terms of the memorandum of understanding did not require any change to the merger agreement, but did require Fortegra to provide its stockholders with supplemental disclosures about the merger which Fortegra completed. Before the settlement is finalized it must be approved by the court. Management believes, based on information available at this time, the ultimate resolution of this litigation will not be materially adverse to the financial position, results of operations or cash flows of the Company.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Recent Sales of Unregistered Securities

From July 1, 2014 and through September 30, 2014 Tiptree has issued an aggregate of 11,332,054 shares of Class A common stock to limited partners of TFP in exchange for transfer to Tiptree of an aggregate of 4,050,055 TFP partnership units and one share of Class B common stock of Tiptree for each share of Class A common stock. Except for the receipt of TFP partnership units, Tiptree received no other consideration.
From October 1, 2014 and through November 12, 2014, Tiptree has issued an aggregate of 9,866,456 shares of Class A common stock to limited partners of TFP in exchange for an aggregate of 3,526,253 TFP partnership units and one share of Class B common stock of Tiptree for each share of Class A common stock.
These transactions are exempt from registration under the Securities Act of 1933, pursuant to Section 4(a)(2) thereunder. TFP delivered to Tiptree for cancellation one share of Class B common stock of Tiptree for each share of Class A common stock issued. Partnership units of TFP are exchangeable for Class A common stock at a rate of one partnership unit of TFP for 2.798 shares of Class A common stock of the Company. One share of Class B common stock is canceled for each share of Class A common stock issued in exchange for limited partnership units of TFP.
As of November 12, 2014, there were 31,829,633 shares of Class A common stock of Tiptree outstanding and 9,770,367 shares of Class B common stock of Tiptree outstanding. As of November 12, there were 11,068,219 limited partnership units of TFP outstanding, of which Tiptree owned 7,576,308.
Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits, Financial Statement Schedules

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Tiptree Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Tiptree Financial Inc.

Date: November 12, 2014	By:/s/ Geoffrey N. Kauffman
Geoffrey N. Kauffman
Chief Executive Officer

Date: November 12, 2014	By:/s/ Julia Wyatt
Julia Wyatt
Chief Financial Officer

E

EXHIBIT INDEX
Exhibit No.    Description

10.1	Stock Purchase Agreement, dated as of October 29, 2014, among Tiptree Operating Company, LLC, each of the person’s identified as a Seller on the Signature Pages thereto and PFG Acquisition Corp.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS    XBRL     Instance Document*
101.SCH     XBRL Taxonomy Extension Schema Document*
101.CAL    XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB    XBRL Taxonomy Extension Label Linkbase Document*
101.PRE    XBRL    Taxonomy Extension Presentation Linkbase Document*
101.DEF    XBRL Taxonomy Extension Definition Linkbase Document*
* Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets for September 30, 2014 and December 31, 2013, (ii) the Consolidated Statements of Operations for the three and nine month periods ended September 30, 2014 and 2013, (iii) the Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2014 and 2013, (iv) the Consolidated Statement of Changes in Stockholders’ Equity for the period ended September 30, 2014, (v) the Consolidated Statements of Cash Flows for the periods ended September 30, 2014 and 2013 and (vi) the Notes to the Consolidated Financial Statements.