Form 10-Q
period 2015-03-31
TIPTREE FINANCIAL INC.
filed 2015-05-15
CIK 1393726

E

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly period ended March 31, 2015
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

As of May 11, 2015, there were 31,945,338 shares, par value $0.001, of the registrant’s Class A common stock outstanding and 9,766,537 shares, par value $0.001, of the registrant’s Class B common stock outstanding.

E

Tiptree Financial Inc.
Quarterly Report on Form 10-Q
March 31, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except shares and per share data)

	As of
	March 31, 2015	December 31, 2014
Assets	(Unaudited)	As adjusted
Cash and cash equivalents – unrestricted	$46,420	$52,987
Cash and cash equivalents – restricted	27,701	28,045
Trading assets, at fair value	27,490	30,163
Investments in available for sale securities, at fair value (amortized cost: $175,631 at March 31, 2015 and $171,679 at December 31, 2014)	176,567	171,128
Mortgage loans held for sale, at fair value (pledged as collateral: $50,848 at March 31, 2015 and $28,049 at December 31, 2014)	51,962	28,661
Investments in loans, at fair value	2,545	2,601
Loans owned, at amortized cost – net of allowance	43,220	36,095
Notes receivable, net	22,030	21,916
Accounts and premiums receivable, net	52,104	39,666
Reinsurance receivables	276,118	264,776
Investments in partially-owned entities	157	2,451
Real estate	209,079	131,308
Intangible assets	112,981	120,394
Other receivables	37,243	36,068
Goodwill	92,118	92,118
Other assets	58,919	36,875
Assets of consolidated CLOs	1,890,002	1,978,094
Assets held for sale	5,330,151	5,129,745
Total assets	$8,456,807	$8,203,091
Liabilities and Stockholders’ Equity
Liabilities:
Trading liabilities, at fair value	$23,428	$22,573
Debt	473,640	363,199
Unearned premiums	307,056	299,826
Policy liabilities	66,070	63,365
Deferred revenue	58,972	45,393
Deferred tax liabilities	43,403	45,925
Commissions payable	9,950	12,983
Other liabilities and accrued expenses	77,848	63,928
Liabilities of consolidated CLOs	1,795,415	1,877,377
Liabilities held for sale and discontinued operations	5,203,782	5,006,901
Total liabilities	$8,059,564	$7,801,470
Commitments and contingencies (Note 16)

Stockholders’ Equity:
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued or outstanding	$—	$—
Common stock - Class A: $0.001 par value, 200,000,000 shares authorized, 31,992,470 and 31,830,174 shares issued and outstanding respectively	32	32
Common stock - Class B: $0.001 par value, 50,000,000 shares authorized, 9,770,367 and 9,770,367 shares issued and outstanding respectively	10	10
Additional paid-in capital	273,014	271,090
Accumulated other comprehensive income	1,034	(49)
Retained earnings	11,597	13,379
Total stockholders’ equity of Tiptree Financial Inc.	285,687	284,462
Non-controlling interests (including $88,341 and $90,144 attributable to Tiptree Financial Partners, L.P., respectively)	111,556	117,159
Total stockholders’ equity	397,243	401,621
Total liabilities and stockholders’ equity	$8,456,807	$8,203,091
See accompanying notes to consolidated financial statements.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(in thousands, except shares and per share data)

	Three months ended March 31,
	2015	2014
Revenues:		As adjusted
Net realized and unrealized gains on investments	$130	$989
Interest income	2,296	3,992
Net credit derivative loss	(90)	(264)
Service and administrative fees	21,927	—
Ceding commissions	9,937	—
Earned premiums, net	37,353	—
Gain on sale of loans held for sale, net	2,593	975
Loan fee income	1,399	429
Rental revenue	9,369	4,456
Other income	3,096	289
Total revenue	88,010	10,866

Expenses:
Interest expense	5,129	2,814
Payroll and employee commissions	20,341	5,715
Commission expense	16,528	—
Member benefit claims	7,579	—
Net losses and loss adjustment expenses	12,450	—
Professional fees	4,628	1,074
Depreciation and amortization expenses	15,464	1,668
Acquisition costs	1,349	—
Other expenses	11,144	2,578
Total expense	94,612	13,849

Results of consolidated CLOs:
Income attributable to consolidated CLOs	15,663	14,615
Expenses attributable to consolidated CLOs	14,921	9,972
Net Income attributable to consolidated CLOs	742	4,643
(Loss) income before taxes from continuing operations	(5,860)	1,660
Less: Provision for income taxes	(1,496)	(652)
(Loss) income from continuing operations	(4,364)	2,312

Discontinued operations:
Income from discontinued operations, net	2,345	1,290
Discontinued operations, net	2,345	1,290
Net (loss) income before non-controlling interests	(2,019)	3,602
Less: net (loss) income attributable to noncontrolling interests - Tiptree Financial Partners, L.P.	(860)	2,306
Less: net (loss) attributable to noncontrolling interests - Other	(180)	(330)
Net (loss) income available to common stockholders	$(979)	$1,626

Net income (loss) per Class A common share:
Basic, continuing operations, net	$(0.08)	$0.12
Basic, discontinued operations, net	0.05	0.03
Net income basic	(0.03)	0.15

Diluted, continuing operations, net	(0.08)	0.12
Diluted, discontinued operations, net	0.05	0.03
Net income dilutive	$(0.03)	$0.15

Weighted average number of Class A common shares:
Basic	32,138,455	10,586,587
Diluted	32,138,455	10,586,587

See accompanying notes to consolidated financial statements.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2015	2014
		As adjusted
Net (loss) income before non-controlling interests	$(2,019)	$3,602

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains arising during the period	1,647	88
Related tax (expense)	(585)	(31)
Reclassification of (gains) included in net income	(15)	(5)
Related tax expense	5	2
Unrealized gains on available-for-sale securities, net of tax	1,052	54

Interest rate swap:
Unrealized (loss) on interest rate swap	(234)	—
Related tax benefit	82	—
Reclassification of losses included in net income	281	—
Related tax (benefit)	(98)	—
Unrealized gain on interest rate swap, net of tax	31	—

Other comprehensive income, net of tax	1,083	54
Comprehensive (loss) income	(936)	3,656
Less: comprehensive (loss) income attributable to non-controlling interests - Tiptree Financial Partners, L.P.	(860)	2,306
Less: comprehensive (loss) attributable to non-controlling interests - Other	(180)	(330)
Total comprehensive income available to common stockholders	$104	$1,680

See accompanying notes to consolidated financial statements

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands, except shares)

	Number of Shares		Par Value
	Class A	Class B	Class A	Class B	Additional paid in capital	Accumulated other comprehensive income (loss)	Retained earnings (deficit)	Non-controlling interests - Tiptree Financial Partners, L.P.	Non-controlling interests - Other	Total
Balance at December 31, 2014	31,830,174	9,770,367	$32	$10	$271,090	$(49)	$13,379	$90,144	$27,015	$401,621
Stock-based compensation to directors, employees and other persons for services rendered	228,587	—	—	—	1,763	—	—	—	—	1,763
Non-controlling interest contributions to Care subsidiary	—	—	—	—	—	—	—	—	2,218	2,218
Other comprehensive loss, net of tax	—	—	—	—	—	1,083	—	—	—	1,083
Non-controlling interest distributions from Care subsidiary	—	—	—	—	—	—	—	—	(70)	(70)
Shares purchased under stock purchase plan	(66,291)	—	—	—	(486)	—	—	—	—	(486)
Net changes in non-controlling interest	—	—	—	—	647	—	—	(943)	(5,768)	(6,064)
Dividends declared	—	—	—	—	—	—	(803)	—	—	(803)
Net (loss) income	—	—	—	—	—	—	(979)	(860)	(180)	(2,019)
Balance at March 31, 2015	31,992,470	9,770,367	$32	$10	$273,014	$1,034	$11,597	$88,341	$23,215	$397,243

See accompanying notes to consolidated financial statements

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three months ended March 31,
	2015	2014
		As adjusted
Cash flows from operating activities:
Net (loss) income available to common stockholders	$(979)	$1,626
Net (loss) income attributable to noncontrolling interests - Tiptree Financial Partners, L.P.	(860)	2,306
Net (loss) attributable to noncontrolling interests - Other	(180)	(330)
Net (loss) income	(2,019)	3,602
(Earnings) from discontinued operations	(2,345)	(1,290)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized and unrealized loss (gain) – trading assets	539	(653)
Non cash compensation expense	—	53
Increase in non cash interest from investments in loans	—	(99)
Depreciation and amortization expense	15,465	1,574
Provision for loan losses	63	—
Amortization and write off of deferred financing costs	122	60
Accretion of mortgage note discount	15	(73)
Increase in unearned premiums from acquisitions	7,230	—
Increase in other liabilities and accrued expenses	23,927	15,827
(Income)/ loss from investments in partially-owned entities, net	19	(344)
Net (increase) decrease in loans originated for sale	(22,800)	5,606
Deferred tax expense	(4,875)	(1,385)
(Increase) in other assets	(56,340)	(1,602)
Operating activities from CLOs	10,642	5,681
Cash (used in) provided by operating activities - continuing operations	(30,357)	26,957
Cash provided by (used in) operating activities - discontinued operations	30,950	(324)
Net cash (used in) provided by operating activities	593	26,633
Cash flows from investing activities:
Purchases of trading securities and loans carried at fair value	—	(52,372)
Purchases of available for sale securities	(13,466)	—
Purchases of real estate	(83,698)	(69)
Purchases of loans	—	(2,700)
Purchases of fixed assets	(487)	(2)
Increase/ (decrease) in restricted cash	344	(9,834)
Acquisitions, net cash	(3,000)	6,689
Change in noncontrolling interest	2,149	(34)
Proceeds from loan repayments	—	303
Proceeds from sales of trading securities and loans carried at fair value	3,211	35,064
Proceeds from sales and maturities of available for sale securities	8,892	—
Proceeds from distributions paid by partially owned entities	2,275	278
Investing activities from CLOs	34,595	42,046
Cash provided by (used in) investing activities - continuing operations	(49,185)	19,369
Cash (used in) provided by investing activities from discontinued operations	(1,738)	2,735
Net cash (used in) provided by investing activities	(50,923)	22,104

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three months ended March 31,
	2015	2014
		As adjusted
Cash flows from financing activities:
Proceeds from loans	329,773	6,598
Principal paydowns of loans and mortgage notes payable	(219,345)	(6,082)
Proceeds from issuance of common units of subsidiaries	1,718	400
Financing activities from CLOs	(39,171)	(43,886)
Cash provided by (used in) financing activities - continuing operations	72,975	(42,970)
Cash (used in) financing activities - discontinued operations	(2,500)	(1,500)
Net cash provided by (used in) financing activities	70,475	(44,470)
Net increase in cash	20,145	4,267
Cash and cash equivalents – unrestricted – beginning of period	81,348	120,557
Cash and cash equivalents – unrestricted – end of period	101,493	124,824
Less: Reclassification of cash to assets held for sale	55,073	23,825
Cash and cash equivalents of continuing operations – unrestricted – end of period	$46,420	$100,999

Supplemental disclosure of cash flow information:
Cash paid for interest	$28,707	$10,295
Cash paid for taxes	1,316	782
Noncash investing and financing activities:
Capital change due to equity compensation	$1,763	$400
Net assets related to acquisitions	—	(3,275)

See accompanying notes to consolidated financial statements.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015
(in thousands, except shares and per share data)

Basis of Presentation
The accompanying unaudited consolidated financial statements of Tiptree Financial Inc. (Tiptree and, together with its consolidated subsidiaries, collectively, the Company) have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP). The consolidated financial statements are presented in U.S. dollars, the main operating currency of the Company. The unaudited consolidated financial statements presented herein should be read in conjunction with the annual audited financial statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2014. In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, including normal recurring adjustments necessary to present fairly the Company’s financial position, results of operations, comprehensive income and cash flows for each of the interim periods presented. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the full year ending on December 31, 2015.

(1) Organization

Tiptree is a Maryland Corporation that was incorporated on March 19, 2007. Until July 1, 2013, Tiptree operated under the name Care Investment Trust Inc. (which, for the period prior to July 1, 2013, we refer to as Care Inc.). Tiptree is a diversified holding company which conducts its operations through Tiptree Operating Company, LLC (the Company). Tiptree’s primary focus is on five reporting segments: insurance and insurance services, specialty finance, asset management, real estate, and corporate and other.

Tiptree’s Class A Common Stock is traded on the NASDAQ Capital Market under the symbol “TIPT”.

2015 Transactions

On January 1, 2015, Fortegra exercised an option to purchase the remaining 37.6% ownership interest in ProtectCELL it did not own and now owns 100% of ProtectCELL. Fortegra made an initial payment of $3,000, and the Company expects to make the final payment later in 2015.

On January 26, 2015, Tiptree entered into a first amendment to its existing credit agreement with Fortress Credit Corp. (Fortress) (the Amendment). The Amendment provides for additional term loans in an aggregate principal amount of $25,000 to Tiptree and will have the same maturity date, margin above LIBOR, principal repayment terms, and conditions and covenants as the existing term loans under the existing Fortress credit agreement, subject to certain exceptions in the Amendment. Tiptree is required to prepay $25,000 of the loan upon the closing of the sale of Philadelphia Financial Group Inc. (PFG). In addition, Tiptree is required to pay a prepayment premium of 2% of the outstanding loan amount if Tiptree voluntarily prepays the loan prior to June 30, 2016.

On February 9, 2015, affiliates of Care entered into a joint venture to own and operate five seniors housing communities with affiliates of Royal Senior Care Management LLC (Royal). The joint venture acquired the communities for $30,052. Affiliates of Care own an 80% interest in the joint venture, while affiliates of Royal own the remaining 20% interest and provide management services to the communities under management contracts. In connection with the acquisition, Care and Royal secured a $22,500, five year loan (subject to a holdback), which includes 36 months of interest only payments and an additional $2,000 commitment that will be available between February 9, 2016 and February 9, 2019, subject to certain conditions.

On March 30, 2015, affiliates of Care acquired six seniors housing communities for $54,788. The properties are leased to affiliates of Greenfield Holdings, LLC that will operate the properties. In connection with the acquisition, Care secured a $39,500, 10 year loan (subject to a holdback), which includes 18 months of interest only payments. As of March 31, 2015, the loan had an aggregate balance of $38,700.

2014 Transactions

Fortegra Financial Corporation
In December 2014, the Company completed the acquisition of Fortegra Financial Corporation (Fortegra), and paid $211,740 for 100% ownership. Fortegra is consolidated within the Company’s insurance and insurance services segment since the

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015
(in thousands, except shares and per share data)

acquisition’s closing date. The assets acquired were valued at $771,559, which includes $115,000 of intangible assets and $90,213 of goodwill.

Luxury Mortgage Corp.

The Company completed the acquisition of 67.5% of Luxury Mortgage Corp. (Luxury) in January 2014; therefore, Luxury is consolidated within the Company’s financial statements beginning with the first quarter of 2014 and reported in Tiptree’s specialty finance segment.

(2) Summary of Significant Accounting Policies
Basis of Presentation
The unaudited interim consolidated financial statements of the Company have been prepared using the accounting policies set forth in Note 2 of Notes to Consolidated Financial Statements included in the Company’s 2014 Annual Report on Form 10-K.

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

Certain changes to the consolidated balance sheet amounts for December 31, 2014 have been made in accordance with accounting for business combinations, to reflect the retrospective adjustments made during the measurement period, to the preliminary amounts recorded for the estimated fair value of acquired net assets. Please see Note 4—Business Acquisitions, for more information on the measurement period adjustments.

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

Discontinued Operations
As a result of recent accounting guidance (see ASU 2014-08 below), for periods beginning on or after December 15, 2015, the results of operations of a business of the Company that have either been disposed of or are classified as held-for-sale are reported in discontinued operations if the disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. For operations that have been disposed prior to December 15, 2014, the Company presents the operations of business that meet the criteria for reporting as discontinued operations, and retrospectively reclassifies operating results for all prior periods presented. The Company carries assets and liabilities held for sale at the lower of carrying value on the date the asset is initially classified as held for sale or fair value less costs to sell. At the time of reclassification to held for sale, the Company ceased recording depreciation on assets transferred.

Comprehensive Income (Loss)
Comprehensive income (loss) includes net income (loss) and other items of comprehensive income (loss). These other items are generally comprised of unrealized gains and losses on investment securities classified as available-for-sale and unrealized gains and losses on the interest rate swap, net of the related tax effects.

Recent Accounting Standards

Recently Adopted Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-08, Presentation of Financial Statements

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015
(in thousands, except shares and per share data)

(Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. These amendments change the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. In addition, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information. ASU 2014-08 is effective for the first quarter of 2015 for the Company. The effects of applying the revised guidance will vary based upon the nature and size of future disposal transactions. It is expected that fewer disposal transactions will meet the new criteria to be reported as discontinued operations.

In August 2014, the FASB issued ASU 2014-13, Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity. This pronouncement is effective for annual and interim periods after December 15, 2014, with early adoption permitted. ASU 2014-13 provides for a measurement alternative whereby a company can measure both the financial assets and financial liabilities of its CLOs using the more observable of the fair value of the financial assets and the fair value of the financial liabilities. The Company has elected to early adopt ASU 2014-13 for the year ended December 31, 2014 as it pertains to the CLOs it consolidates and has elected to apply it retrospectively to all relevant prior periods. The application of this new guidance resulted in adjustments to certain balances in the previously issued consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows for the year ended December 31, 2014 as well as for the interim periods ending March 31, 2014, June 30, 2014, and September 30, 2014. Please see Note 3—Out of Period Adjustments, Changes in Accounting, Principles and reclassifications, for more information on the ASU 2014-13 adoption.

Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this standard affects any entity that either enters into contracts with customers to transfer goods and services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This standard will be effective for the Company January 1, 2017 and the Company is evaluating the effect upon its financial statements. In April 2015, the FASB proposed deferring the effective date of ASU 2014-09 by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016.

In June 2014, the FASB issued ASU 2014-12 Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments when the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period shall be treated as a performance condition. ASU 2014-12 will be effective for the Company on January 1, 2016. The Company is currently evaluating the effect upon its financial statements.

In January 2015, the FASB issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The pronouncement eliminates the concept of extraordinary items from the income statement presentation. Eliminating this concept removes the uncertainty in determining when a transaction is both unusual in nature and infrequent in occurrence. However, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. ASU 2015-01 will be effective for the Company on January 1, 2016 and early adoption is permitted. The Company is currently evaluating the effect upon its financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which amends the consolidation requirements in the FASB Accounting Standards Codification 810, Consolidation. ASU 2015-02 makes targeted amendments to the current consolidation guidance for VIEs, which could change consolidation conclusions. ASU 2015-02 will be effective for the Company on January 1, 2016 and early adoption is permitted. The Company is currently evaluating the effect upon its financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability and consistent with debt discounts. ASU 2015-03 requires retrospective adoption and will be effective for the Company on January 1, 2016 and early adoption is permitted. The Company is currently evaluating the effect upon its financial statements.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015
(in thousands, except shares and per share data)

(3) Out of Period Adjustments, Changes in Accounting Principles and Reclassifications

Management is presenting these tables to provide a clear understanding of out of period adjustments, the adoption of accounting principles and reclassifications to the Company’s historical results for the first quarter of 2014.

As it relates to the statement of operations, we have revised our prior year financial statements for an immaterial uncorrected misstatement. The revision, related to our real estate segment, increased depreciation and amortization expense by $852, and decreased net (loss) income attributable to noncontrolling interests - Tiptree Financial Partners, L.P. by $508 and decreased net (loss) income attributable to noncontrolling interests - Other by $170. The effects of these adjustments are presented below.

As it relates to the Statements of Cash Flows, we have revised our prior year presentation for an immaterial uncorrected misstatement. This revision, related to the presentation of our activities from CLOs, reduced operating activities from CLOs by $26,662 and increased investing activities from CLOs by $26,662.
As mentioned in Note 2, in 2014, the Company elected to early adopt ASU 2014-13, Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity. The effects of these adjustments are presented below.

The pending sale of PFG is a transaction that qualifies to be treated as discontinued operations. This reclassification is reflected below (see Note 5—Dispositions, Assets Held for Sale and Discontinued Operations).

Certain prior period amounts have been reclassified to conform to the current year presentation. These amounts are identified under the reclassification heading in the tables below.

For the three months ended March 31, 2014
	As previously filed	Out of period adjustments	ASU 2014-13 adoption	Discontinued operations	Reclassifications	As adjusted	Notes
Revenues:
Net realized (loss) gain on investments	$142	$—	$—	$(5)	$(137)	$—
Change in unrealized appreciation on investments	516	—	—	—	(516)	—
Income from investments in partially owned entities	344	—	—	—	(344)	—
Net realized and unrealized gains	1,002	—	—	(5)	(997)	—
Investment income:
Net realized and unrealized gains from investments	—	—	—	—	989	989	(2), (3)
Interest income	5,363	—	—	(1,188)	(183)	3,992	(1)
Net Credit derivative revenue (loss)	—	—	—	—	(264)	(264)	(3)
Separate account fees	5,487	—	—	(5,487)	—	—
Administrative service fees	12,352	—	—	(12,352)	—	—
Loan fee income	—	—	—	—	429	429	(1)
Rental revenue	4,446	—	—	—	10	4,456
Gain on sale of loans held for sale, net	952	—	—	—	23	975
Other income	730	—	—	(1)	(440)	289	(1)
Total investment income	29,330	—	—	(19,028)	564	10,866
Total net realized and unrealized gains and investment income	30,332	—	—	(19,033)	(433)	10,866	(1)

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015
(in thousands, except shares and per share data)

For the three months ended March 31, 2014
	As previously filed	Out of period adjustments	ASU 2014-13 adoption	Discontinued operations	Reclassifications	As adjusted	Notes
Total revenue	$30,332	$—	$—	$(19,033)	$(433)	$10,866
Expenses:
Interest expense	5,962	—	—	(2,914)	(234)	2,814	(3)
Payroll expense	10,570	—	—	(5,283)	428	5,715	(1)
Professional fees	1,090	—	—	(190)	174	1,074	(1)
Change in future policy benefits	1,125	—	—	(1,125)	—	—
Mortality expenses	2,642	—	—	(2,642)	—	—
Commission expense	984	—	—	(574)	(410)	—	(1)
Depreciation and amortization expenses	1,563	852	—	(803)	56	1,668	(1)
Other expenses	6,156	—	—	(3,131)	(447)	2,578	(1)
Total expenses	30,092	852	—	(16,662)	(433)	13,849
Results of consolidated CLOs:
Income attributable to consolidated CLOs	11,986	—	2,629	—	—	14,615
Expenses attributable to consolidated CLOs	13,992	—	(4,020)	—	—	9,972
Net (loss) income attributable to consolidated CLOs	(2,006)	—	6,649	—	—	4,643
(Loss) income before taxes from continuing operations	(1,766)	(852)	6,649	(2,371)	—	1,660
Provision (benefit) for income taxes	429	—	—	(1,081)	—	(652)
(Loss) income from continuing operations	(2,195)	(852)	6,649	(1,290)	—	2,312
Discontinued operations:
Income from discontinued operations, net	—	—	—	1,290	—	1,290
Discontinued operations, net	—	—	—	1,290	—	1,290
Net (loss) income before noncontrolling interest	(2,195)	(852)	6,649	—	—	3,602
Less: net income attributable to noncontrolling interests	298	—	—	—	(298)	—	(1)
Less net (loss) income attributable to VIE subordinated noteholders	(3,518)	—	3,518	—	—	—
Less: net (loss) income attributable to noncontrolling interests - Tiptree Financial Partners, L.P.	—	(508)	2,814	—	—	2,306	(1)
Less: net (loss) income attributable to noncontrolling interests - Other	—	(170)	(458)	—	298	(330)	(1)

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015
(in thousands, except shares and per share data)

For the three months ended March 31, 2014
	As previously filed	Out of period adjustments	ASU 2014-13 adoption	Discontinued operations	Reclassifications	As adjusted	Notes
Net income available to common stockholders	$1,025	$(174)	$775	$—	$—	$1,626

Basic, continuing operations, net	$0.10	$(0.02)	$0.07	$(0.03)	$—	$0.12
Basic, discontinued operations, net	—	—	—	0.03	—	0.03
Net income basic	$0.10	$(0.02)	$0.07	$—	$—	$0.15

Diluted, continuing operations, net	$0.10	$(0.02)	$0.07	$(0.03)	$—	$0.12
Diluted, discontinued operations, net	—	—	—	0.03	—	0.03
Net income, diluted	$0.10	$(0.02)	$0.07	$—	$—	$0.15

Notes:
(1)    Prior period information reclassified to conform to the current year presentation.
(2)    Collapse of line items presented individually for the first quarter of 2014.

(3)	Net credit derivative income (loss) associated with master netting agreement (see Note 14—Derivative Financial Instruments and Hedging).

(4) Business Acquisitions
In accordance with ASC Topic 805, Business Combinations, the Company accounts for acquisitions by applying the acquisition method of accounting. The acquisition method requires, among other things, that the assets acquired and liabilities assumed in a business combination be measured at fair value as of the closing date of the acquisition.
Fortegra Financial Corporation
In December 2014, the Company completed the acquisition of Fortegra, and paid $211,740 for 100% ownership. Fortegra’s products include payment protection products, motor club memberships, service contracts, device and warranty services, as well as administration services to business partners, including insurance companies, retailers, dealers, insurance brokers and agents and financial services companies. The primary reason for the Company’s acquisition of Fortegra is to expand its insurance and insurance services operations.

Fortegra’s results are included in the Company’s insurance and insurance services segment. The Company did not issue shares of its common stock in connection with the acquisition of Fortegra.

Recording of the Preliminary Value of Assets Acquired and Liabilities Assumed

The consideration for the acquisition of Fortegra was funded through parent's cash on hand of $91,740 and borrowings of $120,000. The purchase price of Fortegra was largely determined on the basis of management’s expectations of future earnings and cash flows, resulting in the recognition of goodwill. The preliminary purchase price allocation below has been developed based on preliminary estimates of and subsequent adjustments to fair value using the historical financial statements of Fortegra as of the acquisition date. In addition, the allocation of the purchase price to intangible assets is based on preliminary fair value estimates and subject to the completion of management’s final analysis.

Management’s preliminary allocation of the purchase price to the net assets acquired resulted in the recording of intangible assets. Because valuations of acquired assets and liabilities are still in process, information may become available within the measurement period, which may or may not change these valuations and, accordingly, the purchase price allocation is subject to adjustment. The residual amount of the purchase price after preliminary allocation to net assets acquired and identifiable intangibles has been allocated to goodwill. This goodwill is included in the insurance and insurance services segment.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015
(in thousands, except shares and per share data)

During 2015, the Company received the preliminary valuation study prepared by an external valuation expert for identifiable intangible assets and goodwill for the 2014 acquisition of Fortegra. Accordingly, the consolidated balance sheet at December 31, 2014, has been retrospectively adjusted to include the effect of the measurement period adjustments as required under ASC 805, Business Combinations, (ASC 805), for the Fortegra purchase. Adjustments were recorded to the values of intangible assets and goodwill based upon completion of valuation models in the studies and the refinement of assumptions supporting those models as presented in the valuation studies.

Using this preliminary valuation study, the Company decreased the balance of goodwill as of December 4, 2014 by $3,229 and increased other intangibles assets by $500 with corresponding decreases of $6,270 to other liabilities and accrued expenses and $105 to non-controlling interests, as shown in the table below. See Note 12—Identifiable Intangible Assets and Goodwill, for more information on the retrospective measurement period adjustments made in 2015 to Fortegra’s December 4, 2014 balances. The Fortegra acquisition determinations are preliminary, mainly due to ongoing review of the preliminary studies.

The following table presents the preliminary determination of the fair value amounts for the identifiable assets acquired, liabilities assumed, and goodwill recorded as of the acquisition date of Fortegra including the effects of the retrospective measurement period adjustments recorded in 2015, as discussed above:

Preliminary Fair Values
Assets:
Cash and cash equivalents – unrestricted	$24,906
Cash and cash equivalents – restricted	6,693
Investments in available for sale securities, at fair value	166,839
Notes receivable, net	17,775
Accounts and premiums receivable, net	40,762
Reinsurance receivables	258,179
Other assets	51,192
Intangible assets	115,000
Liabilities:
Debt	43,548
Unearned premiums	290,029
Policy liabilities	63,435
Deferred revenue	39,122
Deferred tax liability	38,208
Other liabilities and accrued expenses (1)	79,227
Net assets acquired	127,777
Non-controlling interests	(6,250)
Goodwill	90,213
$211,740
Consideration:
Cash	91,740
Debt	120,000
Total consideration paid	$211,740
(1) Includes $809 of unsettled liabilities associated with Fortegra’s previous discontinued operations, which is included as a component of liabilities held for sale and discontinued operations within the Company’s consolidated balance sheet.

Non-Tax Deductible Goodwill Associated with the Fortegra Acquisition
The acquisition of Fortegra is being treated as a stock purchase for tax purposes and any goodwill and identified intangible assets recorded by the Company in connection with the acquisition will not be deductible for tax purposes.

(5) Dispositions, Assets Held for Sale and Discontinued Operations

The Company classified its PFG subsidiary as held for sale as of December 31, 2014, as the transaction meets all the requirements to be classified in this manner according to ASC 360, Property, Plant and Equipment. At the time of this classification, the pending sale of PFG also met the requirements of ASC 205, Presentation of Financial Statements to be classified as discontinued operations. As previously noted, the FASB subsequently issued ASU 2014-08 which prospectively amended these requirements for annual periods beginning on or after December 15, 2014 and interim periods beginning on or after December 15, 2015. As

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015
(in thousands, except shares and per share data)

a result, the Company has reclassified the income and expense attributable to PFG to income from discontinued operations, net for the three months ended March 31, 2015 and 2014. See Note 2—Summary of Significant Accounting Policies, for more information.

The following table represents detail of the assets and liabilities of PFG categorized as held for sale on the Company’s consolidated balance sheets for the following periods:

	As of
	March 31, 2015	December 31, 2014
Assets:
Cash and cash equivalents - unrestricted	$55,073	$28,361
Investments in available for sale securities, at fair value	17,841	17,409
Policy loans	100,025	99,102
Intangible assets	149,454	149,932
Goodwill	3,088	3,088
Other assets	19,802	22,982
Separate account assets	4,975,424	4,799,429
Reinsurance receivables	9,444	9,442
Total assets held for sale	$5,330,151	$5,129,745

Liabilities:
Debt	$80,848	$83,348
Policy liabilities	109,379	108,455
Reinsurance payables	1,124	—
Deferred tax liabilities	2,102	801
Other liabilities and accrued expenses	34,134	14,060
Separate account liabilities	4,975,424	4,799,429
Total liabilities held for sale	$5,203,011	$5,006,093

The Company has reclassified income and expenses from discontinued operations related to the PFG transaction. The following table represents detail revenues and expenses of discontinued operations in the consolidated statements of operations for the periods presented:

	Three Months Ended March 31,
	2015	2014

Revenues:
Net realized gain on investments	$20	$5
Interest income	1,174	1,188
Separate account fees	6,226	5,487
Administrative service fees	12,659	12,352
Other income	2	1
Total Revenues	20,081	19,033
Expenses:
Interest expense	2,654	2,914
Payroll expense	4,612	5,283
Professional fees	319	190
Change in future policy benefits	1,102	1,125
Mortality expenses	2,805	2,642
Commission expense	808	574
Depreciation and amortization expenses	457	803
Other expenses	2,237	3,131
Total expenses	14,994	16,662
Less: Provision for income taxes	2,742	1,081
Income from discontinued operations, net	$2,345	$1,290

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015
(in thousands, except shares and per share data)

See Note 17—Fair Value of Financial Instruments, for information regarding the leveling of assets and liabilities held for sale.
Available for sale securities associated with assets held for sale was $17,841, with an amortized cost of $17,429 as of March 31, 2015. These securities had unrealized gains of $419 and unrealized losses of $7. There were six securities that were in an unrealized loss position for more than one year with a fair value of $402, an amortized cost of $398 and associated unrealized losses of $4 as of March 31, 2015.
As of March 31, 2015, debt associated with liabilities held for sale was $80,848. This debt carries a weighted average interest rate of 12.66% and matures on July 13, 2022. During the three months ended March 31, 2015 and 2014, interest expense of $2,654 and $2,914 was recorded, respectively.
The following table presents the cash flows from discontinued operations for the periods indicated:

	Three Months Ended March 31,
	2015	2014
Net cash provided by/(used in):
Operating activities	$30,950	$(324)
Investing activities	(1,738)	2,735
Financing activities	(2,500)	(1,500)
Net cash flows	$26,712	$911

The absence of cash flows from discontinued operations, on a going forward basis, is not expected to have a material impact upon the Company’s future liquidity and capital resources as the acquisition of Fortegra is expected to provide future liquidity.

As of March 31, 2015 and December 31, 2014, the Company has $771 and $809, respectively, included on the consolidated balance sheets as liabilities from discontinued operations associated with Fortegra’s dispositions as of December 31, 2013.

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

Descriptions of each of the reportable segments are as follows:

Insurance and Insurance Services operations are conducted through Fortegra, a wholly owned subsidiary acquired by the Company on December 4, 2014. Fortegra is a specialized insurance company that offers a wide array of consumer related protection products, including credit-related insurance, mobile device protection, and warranty and service contracts. Fortegra also provides third party administration services to insurance companies, retailers, automobile dealers, insurance brokers and agents and financial services companies.
For insurance and insurance services, the main drivers of revenue are earned premiums, net and service and administrative fees.
Specialty Finance is comprised of Siena Capital Finance LLC (Siena), which commenced operations in April 2013, and Luxury, which was acquired in January 2014. Segment results incorporate the revenues and expenses of these subsidiaries since they commenced operations or were acquired.
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

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015
(in thousands, except shares and per share data)

Asset Management operations primarily comprise Telos Asset Management’s (TLAM) management of CLOs and Muni Capital Management’s (MCM) management of Non-Profit Preferred Funding Trust I (NPPF I). Both TLAM and MCM are subsidiaries of Tiptree Asset Management Company, LLC (TAMCO), an SEC-registered investment advisor owned by the Company. MCM also manages NPPF I, which is a structured tax-exempt pass-through entity that holds tax-exempt bonds for the benefit of unaffiliated investors.
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
Corporate and other operations include Tiptree Direct and Muni Funding Company of America LLC (MFCA). Tiptree Direct Holdings LLC (Tiptree Direct) holds the Company’s principal investments, which consist of CLO subordinated notes, risk mitigation transactions, warehouse holdings, holdings in the Star Asia Finance, Limited, Star Asia Opportunity, LLC and Star Asia Opportunity II-LLC (Star Asia Entities) and other corporate investments. MFCA is a specialty finance company that owns and manages a portfolio of non-investment grade and non-rated direct and indirect debt obligations of middle-market tax-exempt borrowers.
For corporate and other, the main drivers of revenue include investment interest, net realized and unrealized gains on investments, distributions earned on the subordinated CLO debt and interest-only positions held by the Company and realized and unrealized gains and losses on such debt and positions.
Intersegment revenues/expenses refers to those items of revenue/expense which are eliminated upon consolidation. Intersegment revenue and expense between the specialty finance segment and corporate and other segment largely relate to interest paid and received on subordinated debt and interest-only positions. Management made estimates to allocate a proportionate share of MCM’s expenses to the asset management segment relating to its management of NPPF I. The remaining expenses not allocated are related to MFCA and have been allocated to the corporate and other segment.
The tables below present the components of revenue, expense, profit or loss, and segment assets for each of the operating segments for the following periods:

	Three months ended March 31, 2015
	Insurance and insurance services	Specialty finance	Asset management	Real estate	Corporate and other	Totals
Net realized and unrealized gains on investments	$(5)	$853	$—	$(485)	$(233)	$130
Interest income	712	1,353	—	19	212	2,296
Net credit derivative loss	—	—	—	—	(90)	(90)
Service and administrative fees	21,927	—	—	—	—	21,927
Ceding commissions	9,937	—	—	—	—	9,937
Earned premiums, net	37,353	—	—	—	—	37,353
Gain on sale of loans held for sale, net	—	2,593	—	—	—	2,593
Loan fee income	—	1,399	—	—	—	1,399
Rental revenue	—	17	—	9,352	—	9,369
Other income	2,455	40	63	538	—	3,096
Total revenue	$72,379	$6,255	$63	$9,424	$(111)	$88,010

Interest expense	$1,739	$511	$—	$1,330	$1,549	$5,129
Payroll and employee commissions	10,405	3,724	548	3,923	1,741	20,341
Commission expense	16,528	—	—	—	—	16,528
Member benefit claims	7,579	—	—	—	—	7,579
Net losses and loss adjustment expenses	12,450	—	—	—	—	12,450
Professional fees	1,984	257	38	179	2,170	4,628
Depreciation and amortization expenses	11,954	122	—	3,388	—	15,464
Acquisition costs	—	—	—	1,349	—	1,349

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015
(in thousands, except shares and per share data)

	Three months ended March 31, 2015
	Insurance and insurance services	Specialty finance	Asset management	Real estate	Corporate and other	Totals
Other expenses	5,714	1,206	124	3,436	664	11,144
Total expense	68,353	5,820	710	13,605	6,124	94,612
Net income attributable to consolidated CLOs	—	—	2,821	—	(2,079)	742
Segment profit/(loss)	$4,026	$435	$2,174	$(4,181)	$(8,314)	$(5,860)
Less: Provision for income taxes						(1,496)
Discontinued operations						2,345
Net income before non-controlling interests						$(2,019)
Less: net (loss) attributable to noncontrolling interests from continuing operations and discontinued operations - Tiptree Financial Partners, L.P.						(860)
Less: net (loss) attributable to noncontrolling interests from continuing operations and discontinued operations - Other						(180)
Net (loss) income available to common stockholders						$(979)

Segment Assets as of March 31, 2015
Segment assets	$795,071	$108,905	$2,985	$265,661	$64,032	$1,236,654
Assets of consolidated CLOs						1,890,002
Assets held for sale						5,330,151
Total assets						$8,456,807

	Three months ended March 31, 2014
	Insurance and insurance services	Specialty finance	Asset management	Real estate	Corporate and other	Totals
Net realized and unrealized gains on investments	$—	$52	$—	$(309)	$1,246	$989
Interest income	—	454	—	683	2,855	3,992
Net credit derivative loss	—	—	—	—	(264)	(264)
Gain on sale of loans held for sale, net	—	975	—	—	—	975
Loan fee income	—	429	—	—	—	429
Rental revenue	—	10	—	4,446	—	4,456
Other income	—	1	94	194	—	289
Total revenue	—	1,921	94	5,014	3,837	10,866

Interest expense	—	144	—	978	1,692	2,814
Payroll and employee commissions	—	1,593	706	1,798	1,618	5,715
Professional fees	—	181	45	55	793	1,074
Depreciation and amortization expenses	—	110	—	1,558	—	1,668
Other expenses	—	551	145	1,389	493	2,578
Total expense	—	2,579	896	5,778	4,596	13,849
Net intersegment revenue/(expense)	—	(78)	—	—	78	—
Net income attributable to consolidated CLOs	—	—	3,121	—	1,522	4,643
Segment profit/(loss)	—	(736)	2,319	(764)	841	1,660
Less: Provision for income taxes						(652)
Discontinued operations						1,290
Net income before non-controlling interests						$3,602
Less: net income attributable to noncontrolling interests from continuing operations and discontinued operations - Tiptree Financial Partners, L.P.						2,306

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015
(in thousands, except shares and per share data)

	Three months ended March 31, 2014
	Insurance and insurance services	Specialty finance	Asset management	Real estate	Corporate and other	Totals
Less: net (loss) attributable to noncontrolling interests from continuing operations and discontinued operations - Other						(330)
Net income available to common stockholders						$1,626

Segment Assets as of December 31, 2014
Segment assets	$767,914	$79,075	$2,871	$179,822	$65,570	$1,095,252
Assets of consolidated CLOs						1,978,094
Assets held for sale						5,129,745
Total assets						$8,203,091

(7) Investments in Available for Sale Securities
All of the Company’s investments in available for sale securities as of March 31, 2015 and December 31, 2014 are held by Fortegra. Investments in available for sale securities held by PFG as of March 31, 2015 and December 31, 2014 have been transferred into assets held for sale.

The following tables present the Company's investments in available for sale securities:

	As of March 31, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$61,338	$388	$(23)	$61,703
Municipal securities	36,663	157	(29)	36,791
Corporate securities	67,961	502	(106)	68,357
Certificates of deposit	871	—	—	871
Equity securities	7,081	71	(35)	7,117
Obligations of foreign governments	1,717	11	—	1,728
Total	$175,631	$1,129	$(193)	$176,567

	As of December 31, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$58,319	$28	$(108)	$58,239
Municipal securities	35,920	45	(93)	35,872
Corporate securities	67,795	28	(347)	67,476
Certificates of deposit	871	—	—	871
Equity securities	7,138	8	(96)	7,050
Obligations of foreign governments	1,636	—	(16)	1,620
Total	$171,679	$109	$(660)	$171,128

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015
(in thousands, except shares and per share data)

The following tables summarize the gross unrealized losses on available for sale securities in an unrealized loss position:

	As of March 31, 2015
	Less Than or Equal to One Year			More Than One Year
	Fair value	Gross unrealized losses	# of Securities	Fair value	Gross unrealized losses	# of Securities
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$17,356	$(23)	33	$—	$—	—
Municipal securities	12,886	(29)	21	—	—	—
Corporate securities	17,759	(106)	44	—	—	—
Equity securities	1,769	(35)	3	—	—	—
Total	$49,770	$(193)	101	$—	$—	—

	As of December 31, 2014
	Less Than or Equal to One Year			More Than One Year
	Fair value	Gross unrealized losses	# of Securities	Fair value	Gross unrealized losses	# of Securities
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$38,972	$(108)	151	$—	$—	—
Municipal securities	25,611	(93)	58	—	—	—
Corporate securities	59,013	(347)	280	—	—	—
Equity securities	5,443	(96)	18	—	—	—
Obligations of foreign governments	1,620	(16)	5	—	—	—
Total	$130,659	$(660)	512	$—	$—	—
The Company does not intend to sell the investments that were in an unrealized loss position at March 31, 2015, and management believes that it is more likely than not that the Company will be able to hold these securities until full recovery of their amortized cost basis for fixed maturity securities or cost for equity securities. The unrealized losses were attributable to changes in interest rates and not credit-related issues. As of March 31, 2015, based on the Company's review, none of the fixed maturity or equity securities were deemed to be other-than-temporarily impaired based on the Company's analysis of the securities and its intent to hold the securities until recovery. There have been no other-than-temporary impairments recorded by the Company for the three months ended March 31, 2015.

The amortized cost and fair values of investments in debt securities, by contractual maturity date, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Excluded from this table are equity securities as they have no contractual maturity as well as certificates of deposit, all of which have maturities of less than one year.

	As of March 31, 2015		As of December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$15,464	$15,461	$14,239	$14,230
Due after one year through five years	79,181	79,320	73,476	73,176
Due after five years through ten years	48,335	48,884	54,325	54,151
Due after ten years	24,699	24,914	21,630	21,650
Total	$167,679	$168,579	$163,670	$163,207
Purchases of available for sale securities were $13,466 for the three months ended March 31, 2015. Proceeds from maturities of available for sale securities were $8,170 for the three months ended March 31, 2015. Proceeds from the sale of available for sale securities for the three months ended March 31, 2015 were $722 with associated losses of $5.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015
(in thousands, except shares and per share data)

(8) Loans Owned
The following table presents the Company’s loan portfolio, measured at amortized costs:

	As of
	March 31, 2015	December 31, 2014
Asset backed	$42,520	$35,395
Other loans	700	700
Total loans, net	$43,220	$36,095
Total loans owned include net deferred loan origination fees of $2,266 and $2,308 at March 31, 2015 and December 31, 2014, respectively. Asset backed loans are presented net of an allowance for loan losses of $253 and $189 at March 31, 2015 and December 31, 2014, respectively.
Asset backed - Siena
Siena structures asset-based loan facilities in the $1,000 to $25,000 range across diversified industries, which include manufacturing distribution, wholesale, and service companies. As of March 31, 2015, the Company carried $42,520 in loans receivable on its consolidated balance sheet, which is net of a participation interest of $16,714. Collateral for asset-backed loan receivables, as of March 31, 2015 consisted of inventory, equipment and accounts receivable. Management reviews collateral for these loans on at least a monthly basis or more frequently if a draw is requested and as such has determined that no impairment existed as of March 31, 2015. As of March 31, 2015, there were no delinquencies in the Siena portfolio and all loans were classified as performing.
Other loans
Care, through indirect subsidiaries of Care, made a loan to the lessees of one of its properties. The loan is secured by a pledge of outstanding equity interests in the lessees. The cost basis of the loan at March 31, 2015 was approximately $700, which equals its carrying value.

(9) Notes Receivable

Calamar Properties
Care owns a 75% interest in Care Cal JV LLC, which through two subsidiaries, owns what are referred to as the Calamar Properties. Affiliates of Calamar Enterprises, Inc. (Calamar) own a 25% interest in Care Cal JV LLC. In connection therewith, a subsidiary of Care Cal JV LLC issued notes to affiliates of Calamar. The cost basis of the notes at March 31, 2015 and December 31, 2014 was approximately $3,865 and $3,865, respectively. As of March 31, 2015 all of these notes were performing.
Fortegra
As of March 31, 2015, Fortegra held $18,165 in notes receivable. The majority of these notes totaling $12,051 consist of receivables from Fortegra’s premium financing program. A total of $2,415 was for notes receivable under its Pay us Later Program, which allows customers to finance the cost of electronic mobile devices and or protection programs on these devices. The remaining $3,699 represents unsecured notes receivable issued to various business partners in order to solidify relationships and grow its business. The Company has established a valuation allowance against its notes receivable of $59 as of March 31, 2015. As of March 31, 2015, there were $841 in balances classified as 90 days plus past due.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015
(in thousands, except shares and per share data)

(10) Reinsurance
The following table presents the effect of reinsurance on premiums written and earned by Fortegra for the following period:

Premiums	Three Months Ended March 31,
	2015
	Written	Earned
Direct and assumed	$144,284	$137,054
Ceded	(112,341)	(99,701)
Net	$31,943	$37,353

The following table presents the effect of reinsurance on losses and loss adjustment expenses ("LAE") incurred by Fortegra for the following period:

Losses and LAE incurred	Three Months Ended March 31,
2015
Direct and assumed	$38,158
Ceded	(25,708)
Net losses & LAE incurred	$12,450

The following table presents the components of the reinsurance receivables:

	As of
	March 31, 2015	December 31, 2014
Prepaid reinsurance premiums:
Life (1)	$53,967	$52,574
Accident and health (1)	47,163	44,968
Property	135,190	126,669
Total	236,320	224,211
Ceded claim reserves:
Life	2,254	1,868
Accident and health	7,999	7,971
Property	20,732	18,325
Total ceded claim reserves recoverable	30,985	28,164
Other reinsurance settlements recoverable	8,813	12,401
Reinsurance receivables	$276,118	$264,776

(1) Including policyholder account balances ceded.

The following table presents the aggregate amount included in reinsurance receivables that is comprised of the three largest receivable balances from unrelated reinsurers:

As of
March 31, 2015
Total of the three largest receivable balances from unrelated reinsurers	$148,694

At March 31, 2015, the three unrelated reinsurers from whom Fortegra has the largest receivable balances were: London Life Reinsurance Company (A. M. Best Rating: A); London Life International Reinsurance Corporation (A. M. Best Rating: not rated); and MFI Insurance Company, LTD (A. M. Best Rating: Not rated). The related receivables of London Life International Reinsurance Corporation are collateralized by assets held in trust accounts and letters of credit due to their offshore relationships. At March 31, 2015, the Company does not believe there is a risk of loss as a result of the concentration of credit risk in the reinsurance program.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015
(in thousands, except shares and per share data)

(11) Real Estate
The following table contains information regarding the Company’s investment in real estate as of the following periods:

	March 31, 2015
	Land	Buildings	Accumulated depreciation	Total
Greenfield Portfolio - Triple net lease	$5,600	$14,220	$(1,419)	$18,401
Calamar Properties - JV	840	22,232	(1,313)	21,759
Terraces Portfolio - Triple net lease	803	20,123	(919)	20,007
Heritage Portfolio - JV	3,605	39,635	(1,333)	41,907
Greenfield Portfolio - JV	2,690	25,236	(398)	27,528
Royal Portfolio - JV	2,770	24,314	(127)	26,957
Greenfield II Portfolio - Triple net lease	4,800	46,388	—	51,188
Other real estate owned	—	1,675	(343)	1,332
Total	$21,108	$193,823	$(5,852)	$209,079

	December 31, 2014
	Land	Buildings	Accumulated depreciation	Total
Greenfield Portfolio - Triple net lease	$5,600	$14,220	$(1,319)	$18,501
Calamar Properties - JV	840	22,230	(1,161)	21,909
Terraces Portfolio - Triple net lease	803	20,123	(778)	20,148
Heritage Portfolio - JV	3,605	39,535	(1,055)	42,085
Greenfield Portfolio - JV	2,690	24,827	(198)	27,319
Other real estate owned	—	1,675	(329)	1,346
Total	$13,538	$122,610	$(4,840)	$131,308
2015 Acquisitions

Royal Portfolio - JV

On February 9, 2015, affiliates of Care entered into a joint venture to own and operate five seniors housing communities with affiliates of Royal. The joint venture acquired the communities for $30,052 Affiliates of Care own an 80% interest in the joint venture, while affiliates of Royal own the remaining 20% interest and they provide management services to the communities under management contracts. In connection with the acquisition, Care and Royal secured a $22,500, five year loan, (subject to a holdback) that includes 36 months of interest only payments and a $2,000 commitment, which will be available between February 9, 2016 and February 9, 2019, subject to certain conditions. For the three months ended March 31, 2015, rental revenue and the net loss were $1,446 and $1,388, respectively.

Greenfield II Portfolio - Triple net lease

On March 30, 2015, affiliates of Care acquired six seniors housing communities for $54,788. The properties are leased to affiliates of Greenfield Holdings, LLC, which will operate the properties. In connection with the acquisition, Care secured a $39,500, 10 year loan (subject to a holdback), which includes 18 months of interest only payments. As of March 31, 2015 the loan had an aggregate balance of $38,700.

2014 Acquisitions

Heritage Portfolio - JV

Affiliates of Care entered into a joint venture to own and operate an additional seniors housing community with affiliates of Heritage. Affiliates of Care own an 80% interest in the joint venture, while affiliates of Heritage own the remaining 20% interest and continue to provide management services to the communities under a management contract. For the three months ended March 31, 2015, rental revenue and net loss from this acquisition were $1,556 and $234, respectively.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015
(in thousands, except shares and per share data)

Greenfield Portfolio - JV

Affiliates of Care entered into a joint venture to own and operate three seniors housing communities with affiliates of Greenfield. Care owns an 80% interest in the joint venture, while affiliates of Greenfield own the remaining 20% interest and provide management services to the communities under a management contract. For the three months ended March 31, 2015, rental revenue and net loss were approximately $1,792 and $672, respectively.

Other Real Estate Owned

The other real estate owned represents a single family residential property located in Connecticut that is being rented through the Company's subsidiary, Luxury.

The following table presents the future minimum annual rental revenue under the noncancelable terms of all operating leases as of:

March 31, 2015
Remainder of 2015	5,427
2016	7,132
2017	7,232
2018	7,335
2019	7,441
Thereafter	45,383
Total	79,950

The schedule of minimum future rental revenue excludes residential lease agreements, generally having terms of one year or less. Rental revenue from residential leases of Care and Luxury were $8,311 and $3,482 for the three months ended March 31, 2015 and 2014, respectively.

(12) Identifiable Intangible Assets and Goodwill
The following table presents identifiable intangible assets, accumulated amortization, and goodwill by segment and includes the retrospective adjustments made to the balances at December 31, 2014, as required by ASC Topic 805, for the Fortegra acquisition:

	As of
	March 31, 2015			December 31, 2014
	Insurance and insurance services	Real estate	Specialty Finance	Insurance and insurance services	Real estate	Specialty Finance
Customer relationships	$50,500	$—	$—	$50,500	$—	$—
Accumulated amortization	(92)	—	—	—	—	—
Trade names	6,500	—	—	6,500	—	—
Accumulated amortization	(237)	—	—	(55)	—	—
Software licensing	8,500	—	—	8,500	—	—
Accumulated amortization	(567)	—	—	(142)	—	—
Insurance policies and contracts acquired	36,500	—	—	36,500	—	—
Accumulated amortization	(14,903)	—	—	(3,956)	—	—
Insurance licensing agreements (1)	13,000	—	—	13,000	—	—
Leases in place	—	21,214	—	—	14,604	—
Accumulated amortization	—	(7,434)	—	—	(5,057)	—
Intangible assets, net	99,201	13,780	—	110,847	9,547	—
Goodwill (2)	90,214	—	1,904	90,214	—	1,904
Total	$189,415	$13,780	$1,904	$201,061	$9,547	$1,904
(1) Represents an intangible with an indefinite useful life. Impairment tests are performed at least annually on these assets.
(2) For further information regarding goodwill associated with the Fortegra acquisition see Note 4—Business Acquisitions.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015
(in thousands, except shares and per share data)

PFG balances as of March 31, 2015 and December 31, 2014, for intangible assets ($149,454 and $149,932 respectively) and goodwill ($3,088 and $3,088 respectively), have been classified as held for sale. The insurance and insurance services segment as of March 31, 2015, relates solely to those amounts associated with Fortegra.
The following table presents the amortization expense on intangible assets for the next five years by relevant segment:

	Insurance and insurance services	Real estate
Remainder of 2015	$16,524	$7,316
2016	11,500	2,643
2017	11,115	405
2018	9,542	405
2019	7,726	405
Total	$56,407	$11,174

The Company recorded $14,022 and $926 in amortization expense associated with its intangibles for three months ended March 31, 2015 and 2014, respectively.

The Company conducts annual impairment tests according to ASC Topic 350 Intangibles-Goodwill and Other. As of March 31, 2015, no impairment was recorded on either its goodwill or intangibles.

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
Telos Asset Management LLC (Telos), is a CLO manager of six CLOs; namely Telos CLO 2014-6, Ltd. (Telos 6), Telos CLO 2014-5, Ltd. (Telos 5), Telos CLO 2013-4, Ltd. (Telos 4), Telos CLO 2013-3, Ltd. (Telos 3), Telos CLO 2007‑2, Ltd. (Telos 2) and Telos CLO 2006-1, Ltd. (Telos 1). Prior to the acquisition of TAMCO, the Company did not consolidate the then existing CLOs (Telos 1 and Telos 2) as it only held a residual interest which was recorded at fair value. The Company met the requirement to consolidate when it acquired the management rights of the CLOs. Tiptree owns various amounts of Telos 1, Telos 2, Telos 4, Telos 5 and Telos 6 with an aggregate fair market value of $86,536 as of March 31, 2015 and $94,342 as of December 31, 2014.
The assets of each of the CLOs are held solely as collateral to satisfy the obligations of the CLOs. The Company does not own and has no right to the benefits from, nor does it bear the risks associated with, the assets held by the CLOs, beyond its direct investments in, and investment advisory fees generated from, the CLOs. If the Company were to liquidate, the assets of the CLOs would not be available to its general creditors, and as a result, the Company does not consider them assets available for the benefit of its investors. Additionally, the investors in the CLOs have no recourse to the Company’s general assets for the debt issued by the CLOs. Therefore, this debt is not the Company’s obligation. As of March 31, 2015 and December 31, 2014, the Company’s maximum exposure to loss related to the CLOs is limited to its investment in the CLOs of $91,658 and $97,935, respectively, as well as the management fees receivable of $2,929 and $2,782 as of March 31, 2015 and December 31, 2014, respectively. Both the carrying values of the investment in CLOs and management fees receivable are eliminated upon consolidation.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015
(in thousands, except shares and per share data)

The table below represents the assets and liabilities of the consolidated CLOs that are included in the Company’s consolidated balance sheet as of the dates indicated:

	As of
	March 31, 2015	December 31, 2014
Assets:
Cash and cash equivalents – restricted	$61,808	$146,281
Investment in loans, at fair value	1,795,485	1,803,205
Investment in trading assets, at fair value	14,455	21,858
Due from brokers	13,460	2,138
Accrued interest receivable	4,739	4,496
Other assets	55	116
Total assets	$1,890,002	$1,978,094

Liabilities:
Notes payable	$1,763,014	$1,785,207
Due to brokers	18,847	81,623
Accrued interest payable	12,925	10,098
Other liabilities	629	449
Total liabilities	$1,795,415	$1,877,377

Net	$94,587	$100,717

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

Beneficial interests:	As of
	March 31, 2015	December 31, 2014
Subordinated notes and interest-only positions	$91,658	$97,935
Accrued management fees	2,929	2,782
Total beneficial interests	$94,587	$100,717

The tables below provide further details regarding the CLOs notes payable amounts of $1,763,014 and $1,785,207 as of March 31, 2015 and December 31, 2014, respectively, for the following periods:

	As of
	March 31, 2015			December 31, 2014
Description	Aggregate principal amount	Spread over three months LIBOR		Aggregate principal amount	Spread over three months LIBOR
Telos 6 (maturity January 2027)
Class A-1	$161,500	1.50%		$161,500	1.50%
Class A-2	60,000	N/A	(1)	60,000	N/A
Class B-1	8,000	2.10%		8,000	2.10%
Class B-2	34,000	N/A	(2)	34,000	N/A
Class C	22,000	3.00%		22,000	3.00%
Class D	20,500	3.90%		20,500	3.90%
Class E	16,500	5.00%		16,500	5.00%
Subordinated	12,400	N/A		12,400	N/A
Mark to market adjustment	(10,555)			(14,772)
Telos 6 Fair Value	$324,345			$320,128

Telos 5 (maturity April 2025)
Class A	$252,000	1.55%		$252,000	1.55%
Class B-1	39,000	N/A	(3)	39,000	N/A

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015
(in thousands, except shares and per share data)

	As of
	March 31, 2015		December 31, 2014
Class B-2	7,500	2.15%	7,500	2.15%
Class C	32,750	3.00%	32,750	3.00%
Class D	19,750	3.65%	19,750	3.65%
Class E	18,000	5.00%	18,000	5.00%
Class F	7,750	5.50%	7,750	5.50%
Subordinated	10,500	N/A	10,500	N/A
Mark to market adjustment	(12,234)		(15,078)
Telos 5 Fair Value	$375,016		$372,172

Telos 4 (maturity July 2024)
Class A	$214,000	1.30%	$214,000	1.30%
Class B	46,500	1.80%	46,500	1.80%
Class C	29,000	2.75%	29,000	2.75%
Class D	19,250	3.50%	19,250	3.50%
Class E	16,000	5.00%	16,000	5.00%
Class X	1,400	0.95%	1,750	0.95%
Subordinated	10,700	N/A	10,700	N/A
Mark to market adjustment	(11,242)		(14,023)
Telos 4 Fair Value	$325,608		$323,177

Telos 3 (maturity October 2024)
Class A	$225,000	1.42%	225,000	1.42%
Class B	36,500	2.25%	36,500	2.25%
Class C	26,500	3.00%	26,500	3.00%
Class D	18,000	4.25%	18,000	4.25%
Class E	15,000	5.50%	15,000	5.50%
Class F	6,000	5.50%	6,000	5.50%
Subordinated	34,350	N/A	34,350	N/A
Mark to market adjustment	(12,798)		(13,995)
Telos 3 Fair Value	$348,552		$347,355

Telos 2 (maturity April 2022)
Class A-1	$77,678	0.26%	97,181	0.26%
Class A-2	40,000	0.40%	40,000	0.40%
Class B	27,500	0.55%	27,500	0.55%
Class C	22,000	0.95%	22,000	0.95%
Class D	22,000	2.20%	22,000	2.20%
Class E	16,000	5.00%	16,000	5.00%
Subordinated	2,000	N/A	2,000	N/A
Mark to market adjustment	4,408		(142)
Telos 2 Fair Value	$211,586		$226,539

Telos 1 (maturity October 2021)
Class A-1D	$781	0.27%	2,927	0.27%
Class A-1R	293	0.29%	7,805	0.29%
Class A-1T	1,073	0.27%	10,732	0.27%
Class A-2	60,000	0.40%	60,000	0.40%
Class B	27,200	0.49%	27,200	0.49%
Class C	22,000	0.85%	22,000	0.85%
Class D	22,000	1.70%	22,000	1.70%
Class E	16,000	4.25%	16,000	4.25%
Subordinated	40,223	N/A	40,223	N/A
Mark to market adjustment	(11,663)		(13,051)
Telos 1 Fair Value	$177,907		$195,836

	$1,763,014		$1,785,207

(1)	Tranche A-2 Notes in Telos 6 have a fixed rate of 3.46% over the life of the CLO. This fixed rate exposure is partially hedged by a $60,000 interest rate swap with BNP Paribas.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015
(in thousands, except shares and per share data)

(2)	Tranche B-2 Notes in Telos 6 have a fixed rate of 4.78% over the life of the CLO. This fixed rate exposure is partially hedged by a $60,000 interest rate swap with BNP Paribas.

(3)	Tranche B-1 Notes in Telos 5 have a fixed rate of 4.45% over the life of the CLO.

The following table represents revenue and expenses of the consolidated CLOs included in the Company’s consolidated statements of operations for the periods indicated:

	Three Months Ended March 31,
	2015	2014
Income:
Net realized and unrealized losses	$(8,998)	$(4,109)
Interest income	24,661	18,724
Total revenue	$15,663	$14,615
Expenses:
Interest expense	$14,245	$9,666
Other expense	676	306
Total expense	14,921	9,972

Net income	$742	$4,643

As summarized in the table below, the application of the measurement alternative results in the consolidated net income summarized above to be equivalent to Tiptree’s own economic interests in the CLOs which are eliminated upon consolidation:

Economic interests:	Three Months Ended March 31,
	2015	2014
Distributions received and realized and unrealized gains and losses on the subordinated notes held by the Company, net	$(2,079)	$1,521
Management fee income	2,821	3,122
Total economic interests	$742	$4,643

(14) Derivative Financial Instruments and Hedging
The Company utilizes derivative financial instruments as part of its overall investment activities. Investments in derivative contracts are subject to additional risk that can result in a loss of all or part of an investment. The Company’s derivative activities are primarily classified by underlying credit risk, and interest rate risk. In addition, the Company is also subject to additional counterparty risk should its counterparties fail to meet the contract terms.
Derivatives, at fair value
Credit Derivatives
Credit derivatives are generally defined as over‑the‑counter contracts between a buyer and seller of protection against the risk of default on a set of obligations issued by a specified reference entity.
Credit Default Swap Indices (CDX) are credit derivatives that reference multiple names through underlying baskets or portfolios of single name credit default swaps. The Company held four CDX contracts as of March 31, 2015, with a notional amount of $597,078 ($298,344 of sold protection and $298,734 of bought protection). The Company enters into these contracts as both a buyer of protection and seller of protection to manage the credit risk exposure of its investment portfolio. The Company is required to deposit cash collateral for these positions equal to an initial 2.25% of the notional amount of the sold protection side, subject to increase based on additional maintenance margin as a result of decreases in value. As of March 31, 2015, the total margin was $6,750.
Credit Default Swaps (CDS) are generally defined as over-the-counter contracts between a buyer and seller of protection against the risk of default on a set of obligations issued by a specified reference entity. The Company is party to one CDS contract with a notional amount of $2,626 at March 31, 2015 and $2,652 as of December 31, 2014.
Credit derivatives are included as a component of trading assets, at fair value, and are shown net of any right to reclaim cash collateral or obligation to return cash collateral.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015
(in thousands, except shares and per share data)

Interest Rate Lock Commitments
The Company is exposed to certain risks in connection with its mortgage banking operations at Luxury. The Company is exposed to interest rate risk for certain interest rate lock commitments (IRLCs) until a purchaser for the related underlying loans is identified. The fair value of IRLCs is subject to change primarily due to changes in market interest rates. The notional amount of the Company’s IRLCs that were matched with best efforts lock commitments with investors was $123,690 and the notional amount of the Company’s IRLCs that were matched with mandatory forward sales contracts was $13,497 as of March 31, 2015, with a combined associated fair value of $1,167. The Company hedges the mandatory forward sales contracts with TBA Mortgage Backed Security instruments. The notional amount of these open hedge instruments was $11,000 and the notional amount of the closed not yet settled hedge instruments was $6,000 as of March 31, 2015, with a combined associated fair value of $24. As of March 31, 2015, the IRLCs were included as a component of trading assets, at fair value, on the Company’s consolidated balance sheet.
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
The Company is a party to six interest rate swaps with a combined notional amount of $43,988 in order to hedge interest rate risk associated with its real estate portfolio. All of these swaps have the same counterparty. These swaps are included as a component of trading liabilities at fair value on the Company’s consolidated balance sheet as of March 31, 2015 and December 31, 2014. The fair value of these interest rate swaps at March 31, 2015 and December 31, 2014 were $(1,318) and $(833), respectively.
The following tables identify the fair value amounts of the Company’s stand-alone derivative instruments, categorized by primary underlying risk:

	As of March 31, 2015
	Asset Derivatives
	Credit risk	Interest rate risk	Total
Credit derivatives	$10,763	$—	$10,763
Interest rate lock commitments	—	1,167	1,167
Total	$10,763	$1,167	$11,930

	Liability Derivatives
	Credit risk	Interest rate risk	Total
Interest rate swaps	$—	$1,318	$1,318
TBA mortgage backed securities	—	24	24
Total	$—	$1,342	$1,342

	As of December 31, 2014
	Asset Derivatives
	Credit risk	Interest rate risk	Total
Credit derivatives	$10,833	$—	$10,833
Interest rate lock commitments	—	793	793
Total	$10,833	$793	$11,626

	Liability Derivatives
	Credit risk	Interest rate risk	Total
Interest rate swaps	$—	$833	$833
Total	$—	$833	$833

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015
(in thousands, except shares and per share data)

The following tables identify the unrealized gain/(loss) amounts, categorized by primary underlying risk, for the following periods:

Change in unrealized (depreciation)/appreciation - derivatives
	Three months ended March 31, 2015
	Credit risk	Interest rate risk	Total	Location in consolidated statements of operations
Credit derivatives	$(70)	$—	$(70)	net credit derivative loss
Interest rate lock commitments	—	351	351	net realized and unrealized gains on investments
Interest rate swaps	—	(485)	(485)	net realized and unrealized gains on investments
Total	$(70)	$(134)	$(204)

Change in unrealized (depreciation)/appreciation - derivatives
	Three months ended March 31, 2014
	Credit risk	Interest rate risk	Total	Location in consolidated statements of operations
Credit derivatives	$8	$—	$8	net credit derivative loss
Interest rate lock commitments	—	85	85	net realized and unrealized gains on investments
Interest rate swaps	—	(309)	(309)	net realized and unrealized gains on investments
Total	$8	$(224)	$(216)

The Company nets the credit derivative assets and liabilities as these credit derivatives are subject to legally enforceable netting arrangements with the same party. There are no derivative instruments subject to a netting agreement for which we are not currently netting. The following table present derivative instruments that are subject to offset by a master netting agreement:

	March 31, 2015	December 31, 2014
Derivatives subject to netting arrangements:
Credit default swap indices sold protection	$49,612	$52,513
Credit default swap indices bought protection	(37,316)	(40,147)
Gross assets recognized	12,296	12,366
Collateral payable	(1,632)	(1,632)
Net assets recognized	$10,664	$10,734
Net Credit Derivative Revenue/(Loss)
Below is a table identifying the components of the net credit derivative revenue/(loss) as shown on the Company’s consolidated statements of operations for following periods:

	Three Months Ended March 31,
	2015	2014
Unrealized (loss)/gain	(70)	8
Premium income	3,728	—
Premium (expense)	(3,748)	(272)
Net credit derivative (loss)	$(90)	$(264)

Derivatives designated as cash flow hedging instruments

Fortegra has an interest rate swap with a counterparty pursuant to which Fortegra swapped the floating rate portion of its outstanding preferred trust securities to a fixed rate. This swap is designated as a cash flow hedge and expires in June 2017.

As of March 31, 2015, the notional amount of this instrument was $35,000, with a fair value of $(2,034), an unrealized loss net of tax of $1,322, a variable rate of interest of 0.27% and a fixed rate of 3.47%.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015
(in thousands, except shares and per share data)

As of March 31, 2015, the loss recognized in accumulated other comprehensive income (AOCI) on the derivative-effective portion was $234, with a loss reclassified from AOCI into income-effective portion of $281. The amount estimated to be reclassified to earnings from AOCI during the next 12 months is $1,071. These net losses reclassified into earnings are primarily expected to increase net interest expense related to the respective hedged item.

(15) Debt
The following table summarizes the balance of the Company’s debt holdings excluding notes payable of consolidated CLOs at (See Note 13—CLOs and Consolidated Variable Interest Entities, for notes payable of the consolidated CLOs):

	As of
	March 31, 2015	December 31, 2014
Operating Company:
Credit facility	$72,000	$47,500
Original issue discount on credit facility	(693)	(743)
Subtotal Operating Company	71,307	46,757

Siena:
Revolving line of credit	32,268	25,700

Care:
Mortgage borrowings	166,502	108,229
Unamortized (discount)/premium on mortgage borrowings	51	36
Subtotal Care	166,553	108,265

Luxury:
Mortgage warehouse borrowing	49,675	27,406
Preferred notes payable	1,688	1,688
Mortgage borrowing	729	734
Subtotal Luxury	52,092	29,828

Fortegra:
Secured credit agreement- revolving credit facility	60,000	60,000
Secured credit agreement- term loan	48,750	50,000
Revolving line of credit	7,670	7,649
Preferred trust securities	35,000	35,000
Subtotal Fortegra	151,420	152,649

Total debt	$473,640	$363,199
Interest expense of $4,963 and $5,532 was incurred on the Company’s debt for the three months ended March 31, 2015 and 2014, respectively.

The following table present the future maturities of the Company’s long-term debt (excluding original issue discount on credit facility, unamortized (discount)/premium on mortgage borrowings and preferred notes payable) as of:

March 31, 2015
Remainder of 2015	$88,957
2016	9,115
2017	42,282
2018	50,409
2019	114,789
Thereafter	167,043
Total	$472,595

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015
(in thousands, except shares and per share data)

The long-term debt of Tiptree’s subsidiaries are discussed below:

Operating Company
Credit facility - Fortress

On September 18, 2013, Operating Company entered into a Credit Agreement with Fortress and borrowed $50,000 thereunder, with an associated original issue discount of $1,000, which is being amortized over the term of the agreement. The Credit Agreement allows Operating Company to borrow additional amounts up to a maximum aggregate of $125,000, subject to satisfaction of certain customary conditions. The obligations of Operating Company under the Credit Agreement are secured by liens on substantially all of the assets of Operating Company. The principal of, and all accrued and unpaid interest on, all loans under the Credit Agreement become immediately due and payable on September 18, 2018. Loans under the Credit Agreement bear interest at a variable rate per annum equal to one-month LIBOR (with a minimum LIBOR of 1.25%), plus a margin of 6.50% per annum. The weighted average rate paid for the three months ended March 31, 2015 was 7.75%. The principal amounts of the loan is to be repaid in quarterly installments, the amount of which may be adjusted based on the Net Leverage Ratio (as defined in the Credit Agreement) at the end of each fiscal quarter.
The Company is obligated to pay interest on a monthly basis and has incurred interest expense of $1,265 and $959 for three months ended March 31, 2015 and 2014, respectively. The amortization of the original issue discount totaled $693 and $893 for the three months ended March 31, 2015 and 2014, respectively.
On January 25, 2015, Tiptree entered into the Amendment to its existing Credit Agreement with Fortress. The Amendment provides for additional term loans in an aggregate principal amount of $25,000 to Tiptree and will have the same maturity date, margin above LIBOR, principal repayment terms, and conditions and covenants as the existing term loans under the existing Fortress credit agreement, subject to certain exceptions in the Amendment. Tiptree is required to prepay $25,000 of the loan upon the closing of the PFG sale. In addition, Tiptree is required to pay a prepayment premium of 2% of the outstanding loan amount if Tiptree voluntarily prepays the loan prior to June 30, 2016.
The Company capitalized an aggregate of approximately $1,456 of costs associated with both the original transaction and the amendment discussed in the preceding paragraph. The Company is amortizing the costs ratably over the life of the facility. The Company recorded approximately $131 and $64 of expense for the three months ended March 31, 2015 and 2014, respectively, related to these capitalized costs.
Operating Company believes it was in compliance with all of the financial covenants contained in the Credit Agreement as of March 31, 2015.

Siena

Revolving line of credit - Wells Fargo Bank

On July 25, 2013 Siena closed on a line of credit with Wells Fargo Bank. This revolving line is for $65,000 with an interest rate of LIBOR plus 250 basis points and a maturity date of October 17, 2016.
Care

Mortgage borrowings

The three separate non-recourse loans (each, a Greenfield VA Lease Loan and collectively, the Greenfield VA Lease Loans) with KeyCorp Real Estate Capital Markets, Inc. (KeyCorp) have an aggregate balance of $14,996 as of March 31, 2015. The Greenfield VA Lease Loans bear interest at a fixed rate of 4.76%, amortize over a thirty-year period, provide for monthly interest and principal payments and mature on May 1, 2022. The Greenfield VA Lease Loans are secured by separate cross-collateralized, cross-defaulted first priority deeds of trust on each of the Greenfield VA Lease properties. As of March 31, 2015, management believes Care is in compliance with the representations and covenants for this loan transaction.

The two separate loans from Liberty Bank for for the Calamar Properties have an aggregate balance of $17,604 as of March 31, 2015. Both of these loans amortize over a thirty year period at a weighted average fixed rate of 4.21%. These loans are secured by separate first priority mortgages on each of the properties. As of March 31, 2015, management believes Care is in compliance with the representations and covenants for this loan transaction.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015
(in thousands, except shares and per share data)

The two separate loans from First Niagara Bank for the Terraces Portfolio have an aggregate balance of $15,555 as of March 31, 2015. Both of these loans amortize over a twenty-five year period at a floating rate of LIBOR plus 2.50%. These loans are secured by separate first priority mortgages on each of the properties. As of March 31, 2015, the Guarantors under the Terraces Portfolio failed to comply with a net worth covenant in the master lease; however, the lender has waived compliance.

The two separate loans from First Niagara Bank for the Heritage Portfolio have an aggregate balance of $31,997 as of March 31, 2015. Both of these loans amortize over a twenty-five year period at a floating rate of LIBOR plus 2.75%. These loans are secured by separate first priority mortgages on each of the properties. As of March 31, 2015, management believes Care is in compliance with the representations and covenants for this loan transaction.

The loan with Synovus Bank for the Greenfield Portfolio - JV has an aggregate balance of $21,670 as of March 31, 2015. The loan includes 36 months of interest only payments and amortizes over a thirty year period at a floating rate of LIBOR plus 3.20%. The loan is secured by first priority mortgages on each of the properties. As of March 31, 2015, management believes Care is in compliance with the representations and covenants for this loan transaction.

The HUD loan from Red Mortgage Capital for the additional Heritage Portfolio seniors housing community has an aggregate balance of $6,037 as of March 31, 2015. The loan amortizes over a thirty year period at a fixed rate of 4.72%. The loan is secured by a first priority mortgage on the property. As of March 31, 2015, management believes Care is in compliance with the representations and covenants for this loan transaction.

Effective February 9, 2015, in connection with Care and Royal’s joint venture acquisition of five seniors housing communities, the joint venture entered into a $22,500, five year loan. The agreement includes 36 months of interest only payments and a $2,000 commitment which will be available to be drawn on between February 9, 2016 and February 9, 2019, subject to certain conditions. As of March 31, 2015 the loan had an aggregate balance of $19,943. As of March 31, 2015, management believes Care is in compliance with the representations and covenants for this loan transaction.

Effective March 30, 2015, affiliates of Care secured a $39,500, 10 year loan, in connection with its acquisition of six seniors housing communities. As of March 31, 2015 the loan had an aggregate balance of $38,700. As of March 31, 2015, management believes Care is in compliance with the representations and covenants for this loan transaction.

Luxury
Mortgage Warehouse Borrowing

As of March 31, 2015, Luxury has three separate warehouse lines of credit in place and the total maximum aggregate amount Luxury may borrow on these three warehouse lines of credit is $82,500. The credit agreements pay a floating rate of LIBOR plus 2.75% (with a minimum LIBOR of 3.00%). Luxury’s three credit agreements contain customary financial covenants that require, among other items, minimum amounts of tangible net worth, profitability, maximum indebtedness ratios, and minimum liquid assets. As of March 31, 2015, Luxury believes it was in compliance with financial covenants.

Notes Payable

On January 31, 2014, Luxury issued a series of notes to pay several former shareholders of Luxury as part of the acquisition of Luxury by Tiptree. Although the notes accrue interest at a rate of 12.0% per annum, payments to former shareholders are subject to cash available for distribution based on the profitability of Luxury subject to stipulations governed by the note agreements. The notes all mature on the seventh anniversary of the acquisition on January 31, 2021.
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

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015
(in thousands, except shares and per share data)

Fortegra
Secured Credit Agreement - Wells Fargo Bank, N.A.

On December 4, 2014, Fortegra entered into an amended and restated $140,000 secured credit agreement (the Credit Agreement) among: (i) Fortegra and its wholly owned subsidiary LOTS Intermediate Co. (LOTS), as borrowers (Fortegra and LOTS, collectively, the Borrowers); (ii) the initial lenders named therein; and (iii) Wells Fargo Bank, National Association, as administrative agent, swingline lender, and issuing lender. The Credit Agreement provides for a $50,000 term loan facility and a $90,000 revolving credit facility. Subject to earlier termination, the Credit Agreement terminates on December 4, 2019. The weighted average rate paid for the three months ended March 31, 2015 was 3.17%. The Borrowers are required to repay the aggregate outstanding principal amount of the initial $50,000 term loan facility in consecutive quarterly installments of $1,250 commencing in March 2015.

Fortegra believes it was in compliance with the covenants required by the respective Credit Agreement in effect at March 31, 2015.

Revolving Line of Credit - Synovus Bank

Fortegra has a $15,000 revolving line of credit agreement (the Line of Credit) with Synovus Bank, entered into on October 9, 2013, with a maturity date of April 30, 2017.  The Line of Credit bears interest at a rate of 300 basis points plus 90-day LIBOR, and is available specifically for the South Bay premium financing product. The weighted average rate paid for the three months ended March 31, 2015 was 3.26%.

At March 31, 2015, Fortegra believes it was in compliance with the covenants required by the Line of Credit.

Preferred Trust Securities

Fortegra has $35,000 of preferred trust securities due June 15, 2037. The preferred trust securities bear interest at a floating rate of 3-month LIBOR plus the annual base rate of 4.10%. Interest is payable quarterly. In 2012, Fortegra entered into an interest rate swap that exchanges the floating rate for a fixed rate, as further described in Note 14—Derivative Financial Instruments and Hedging. The Company may redeem the preferred trust securities, in whole or in part, at a price equal to the full outstanding principal amount of such preferred trust securities outstanding plus accrued and unpaid interest.

PFG
As of March 31, 2015 and December 31, 2014, the debt associated with PFG is included in liabilities held for sale. See Note 5—Dispositions, Assets Held for Sale and Discontinued Operations for additional information.

Consolidated CLOs

The Company includes in its consolidated balance sheets, as part of liabilities of consolidated CLOs, the debt obligations used to finance the investment in corporate loans and other investments owned by the CLOs that it manages. See Note 13—CLOs and Consolidated Variable Interest Entities, for additional information.

(16) Commitments and Contingencies
Contractual Obligations
The table below summarizes the Company’s contractual obligations by period that payments are due:

	March 31, 2015
	Less than one year	1-3 years	3-5 years	More than 5 years	Total
Operating lease obligations (1)	3,007	6,091	4,595	3,392	17,085
Total	$3,007	$6,091	$4,595	$3,392	$17,085
(1) Minimum rental obligations for Tiptree, Care, MFCA, Siena, Luxury and Fortegra office leases. For the three months ended March 31, 2015 and 2014, rent expense for the Company’s office leases were $986 and $570, respectively.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015
(in thousands, except shares and per share data)

In addition, Tiptree’s subsidiary Siena issues standby letters of credit for credit enhancements that are required by their borrower’s respective businesses. As of March 31, 2015 there was $4,501 outstanding relating to these letters of credit.
See Note 15—Debt, for information regarding the Company’s debt obligations.
Litigation
Tiptree’s Fortegra subsidiary is a defendant in Mullins v. Southern Financial Life Insurance Co., which was filed on February 2, 2006, in the Pike Circuit Court, in the Commonwealth of Kentucky. A class was certified on June 25, 2010. At issue is the duration or term of coverage under certain policies. The action alleges violations of the Consumer Protection Act and certain insurance statutes, as well as common law fraud. The action seeks compensatory and punitive damages, attorney fees and interest. Plaintiffs filed a Motion for Sanctions on April 5, 2012 in connection with Fortegra's efforts to locate and gather certificates and other documents from Fortegra's agents. While the court did not award sanctions, it did order Fortegra to subpoena certain records from its agents. Although Fortegra appealed the order on numerous grounds, the Kentucky Supreme Court ultimately denied the appeal in April 2014. Consequently, Fortegra has retained a special master to facilitate the collection of certificates and other documents from Fortegra's agents. On January 29, 2015, the trial court issued an order denying Fortegra’s motion to decertify the class, to which Fortegra has appealed. Fortegra has also filed a motion that, if granted, would stay trial court proceedings during the pendency of the class certification appeal. Both the class certification appeal and the motion to stay are currently pending.

Tiptree considers such litigation customary in Fortegra’s lines of business. In management's opinion, based on information available at this time, the ultimate resolution of such litigation, which it is vigorously defending, should not be materially adverse to the financial position, results of operations or cash flows of Tiptree. It should be noted that large punitive damage awards, bearing little relation to actual damages sustained by plaintiffs, have been awarded in certain states against other companies in the credit insurance business. At this time, the Company cannot estimate a range of loss that is reasonably possible.

Tiptree and its subsidiaries are defendants in a purported consolidated class action in connection with Tiptree’s acquisition of Fortegra, entitled Stein v. Fortegra Financial Corporation, et al., Case No. 16-2014-CA-005825-XXXX-MA in the Circuit Court of the Fourth Judicial Circuit in and for Duval County, State of Florida. The complaint alleged that the merger consideration was inadequate, that the members of Fortegra’s board of directors breached their fiduciary obligations to Fortegra’s stockholders by approving the merger agreement and related agreements, engaging in an unfair sales process and failing to make adequate disclosures to Fortegra’s stockholders; and that the other named defendants aided and abetted the breach of those duties.

On April 20, 2015, the court approved a disclosure only settlement pursuant to which the terms of the merger agreement remained unchanged, but Fortegra issued additional supplemental disclosures about the merger to stockholders.

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
March 31, 2015
(in thousands, except shares and per share data)

(17) Fair Value of Financial Instruments
The following tables show the fair values and carrying values of the Company’s financial assets and liabilities measured on a recurring basis and the associated fair value hierarchy amounts as of (included are balances associated with the consolidated CLOs):

		March 31, 2015
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value	Carrying value
Assets:
Trading assets:
Privately held equity securities	$—	$—	$4,170	$4,170	$4,170
Privately held equity securities (1)	—	2,118	3,858	5,976	5,976
Tax exempt securities	—	8,415	1,969	10,384	10,384
CDO	—	—	180	180	180
CLO	—	—	825	825	825
Investments in CLOs and CDOs (1)	—	—	7,830	7,830	7,830
Total trading securities	—	10,533	18,832	29,365	29,365
Derivative assets:
IRS (1)	—	649	—	649	649
IRLC	—	—	1,168	1,168	1,168
Credit derivatives	—	10,763	—	10,763	10,763
Total derivative assets	—	11,412	1,168	12,580	12,580
Total trading assets	—	21,945	20,000	41,945	41,945
Mortgage loans held for sale	—	51,962	—	51,962	51,962
Investments in loans	—	155	2,390	2,545	2,545
Investments in loans (1)	—	1,350,920	444,565	1,795,485	1,795,485
Available for sale securities:
Equity securities	6,070	—	1,047	7,117	7,117
U.S. Treasury securities and U.S. government agencies	—	61,703	—	61,703	61,703
Obligations of state and political subdivisions	—	36,791	—	36,791	36,791
Obligations of foreign governments	—	1,728	—	1,728	1,728
Certificates of deposit	871	—	—	871	871
Corporate bonds	—	68,357	—	68,357	68,357
Total available for sale securities	6,941	168,579	1,047	176,567	176,567
Assets held for sale:
Available for sale securities	100	17,741	—	17,841	17,841
Separate account assets	321,735	846,032	3,807,657	4,975,424	4,975,424
Total assets held for sale	321,835	863,773	3,807,657	4,993,265	4,993,265
Total assets	$328,776	$2,457,334	$4,275,659	$7,061,769	$7,061,769

Liabilities:
Trading liabilities:
U.S. Treasury securities	$—	$20,052	$—	$20,052	$20,052
IRS	—	3,352	—	3,352	3,352
TBA-mortgage backed securities	—	24	—	24	24
Notes payable of CLOs (1)	—	—	1,763,014	1,763,014	1,763,014
Total liabilities	$—	$23,428	$1,763,014	$1,786,442	$1,786,442
(1) Indicates assets and liabilities related to consolidated CLOs.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015
(in thousands, except shares and per share data)

		December 31, 2014
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value	Carrying value
Assets:
Trading assets:
Privately held equity securities	$—	$—	$4,171	$4,171	$4,171
Privately held equity securities (1)	—	91	3,012	3,103	3,103
Tax exempt securities	—	11,230	2,011	13,241	13,241
CDO	—	—	180	180	180
CLO	—	—	945	945	945
Investments in CLOs and CDOs (1)	—	—	18,755	18,755	18,755
Total trading securities	—	11,321	29,074	40,395	40,395
Derivative assets:
IRLC	—	17	776	793	793
Credit derivatives	—	10,833	—	10,833	10,833
Total derivative assets	—	10,850	776	11,626	11,626
Total trading assets	—	22,171	29,850	52,021	52,021
Mortgage loans held for sale	—	28,661	—	28,661	28,661
Investments in loans	—	154	2,447	2,601	2,601
Investments in loans (1)	—	1,248,161	555,044	1,803,205	1,803,205
Available for sale securities:
Equity securities	6,003	—	1,047	7,050	7,050
U.S. Treasury securities and U.S. government agencies	—	58,239	—	58,239	58,239
Obligations of state and political subdivisions	—	35,872	—	35,872	35,872
Obligations of foreign governments	—	1,620	—	1,620	1,620
Certificates of deposit	871	—	—	871	871
Corporate bonds	—	67,476	—	67,476	67,476
Total available for sale securities	6,874	163,207	1,047	171,128	171,128
Assets held for sale:
Available for sale securities	100	17,309	—	17,409	17,409
Separate account assets	292,398	735,528	3,771,503	4,799,429	4,799,429
Total assets held for sale	292,498	752,837	3,771,503	4,816,838	4,816,838
Total assets	$299,372	$2,215,191	$4,359,891	$6,874,454	$6,874,454

Liabilities:
Trading liabilities:
U.S. Treasury securities	—	19,660	—	$19,660	$19,660
IRS	—	2,913	—	2,913	2,913
IRS (1)	—	126	—	126	126
Notes payable of CLOs (1)	—	—	1,785,207	1,785,207	1,785,207
Total liabilities	$—	$22,699	$1,785,207	$1,807,906	$1,807,906
(1) Indicates assets and liabilities related to consolidated CLOs.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015
(in thousands, except shares and per share data)

The following table represents additional information about assets that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value for the following periods:

	Three Months Ended March 31,
	2015			2014
	Non-CLO assets	CLO assets	Assets held for sale	Non-CLO assets	CLO assets	Assets held for sale
Balance at January 1,	$11,577	$576,811	$3,771,458	$5,231	$49,910	$3,833,401
Net realized gains/(losses)	2,445	1,796	—	—	880	—
Net unrealized gains/(losses)	740	(4,326)	—	(23)	172	—
Purchases	—	12,422	47,633	—	394	40,914
Sales	(109)	(41,357)	(35,352)	—	(11,751)	(56,940)
Issuances	—	772	—	2	529	—
Transfers into Level 3	—	127,721	—	44,532	327,803	—
Transfers (out of) Level 3	(2,904)	(217,586)	—	—	(1,615)	(287)
Attributable to policyowner	—	—	23,918	—	—	43,750
Balance at March 31,	$11,749	$456,253	$3,807,657	$49,742	$366,322	$3,860,838

Changes in unrealized gains included in earnings related to assets still held at period end	(113)	(2,708)	—	(23)	172	—
For the three months ended March 31, 2015, CLO assets of $127,721 were transferred from Level 2 to Level 3 and $217,586 were transferred from Level 3 to Level 2. These were primarily due to the limited depth underlying the prices of corporate loans as well as changes to the depth supporting those prices at different measurement dates.

For the three months ended March 31, 2014, $44,532 was transferred into Level 3 for non-CLO assets and were related to investments in loans and tax exempt securities. For the three months ended March 31, 2014, CLO assets of $327,803 were transferred from Level 2 to Level 3. This was primarily due to the limited depth underlying the prices of corporate loans as well as changes to the depth supporting those prices at different measurement dates.

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

	Fair Value as of				Actual or Range (Weighted average)
Assets	March 31, 2015	December 31, 2014	Valuation Technique	Unobservable input(s)	March 31, 2015	December 31, 2014
Trading Securities:
Tax-exempt municipal	160	199	Discounted cash flow	Short and long term cash flows	0.6942%	.58% - 33.32%
Total	$160	$199

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015
(in thousands, except shares and per share data)

The following tables show the fair values and carrying values of the Company’s financial assets and liabilities and the fair value hierarchy level(s) associated with these assets and liabilities as of:

	March 31, 2015
	Level within Fair Value Hierarchy	Fair Value	Carrying Value
Assets:
Cash and cash equivalents-unrestricted	1	$46,420	$46,420
Cash and cash equivalents-restricted	1	27,701	27,701
Trading assets	2,3	27,490	27,490
Available for sale securities	1,2,3	176,567	176,567
Mortgage loans held for sale	2	51,962	51,962
Investments in loans	2,3	2,545	2,545
Loans owned	2	43,220	43,220
Notes receivable, net	2	22,030	22,030
Accounts and premiums receivable, net	2	52,104	52,104
Other receivables	2	37,468	37,468
Assets of consolidated CLOs	1,2,3	1,890,002	1,890,002
Assets held for sale	1,2,3	5,330,151	5,330,151
Total Assets		$7,707,660	$7,707,660

Liabilities:
Trading liabilities	1,2	23,404	23,428
Debt	3	478,942	473,640
Liabilities of consolidated CLOs	2,3	1,795,415	1,795,415
Liabilities of discontinued operations and held for sale	1,2,3	5,203,782	5,203,782
Total Liabilities		$7,501,543	$7,496,265

	December 31, 2014
	Level within Fair Value Hierarchy	Fair Value	Carrying Value
Assets:
Cash and cash equivalents-unrestricted	1	$52,987	$52,987
Cash and cash equivalents-restricted	1	28,045	28,045
Trading assets	2,3	30,163	30,163
Available for sale securities	1,2,3	171,128	171,128
Mortgage loans held for sale	2	28,661	28,661
Investments in loans	2,3	2,601	2,601
Loans owned	2	36,095	36,095
Notes receivable, net	2	21,916	21,916
Accounts and premiums receivable, net	2	39,666	39,666
Other receivables	2	36,068	36,068
Assets of consolidated CLOs	1,2,3	1,978,094	1,978,094
Assets held for sale	1,2,3	5,129,745	5,129,745
Total Assets		$7,555,169	$7,555,169

Liabilities:
Trading liabilities	1,2	22,573	22,573
Debt	3	364,756	363,199
Liabilities of consolidated CLOs	2,3	1,877,377	1,877,377
Liabilities of discontinued operations and held for sale	1,2,3	5,006,901	5,006,901
Total Liabilities		$7,271,607	$7,270,050

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015
(in thousands, except shares and per share data)

(18) Stockholders’ Equity

Tiptree’s authorized capital stock consists of 100,000,000 shares of preferred stock, $0.001 par value, 200,000,000 shares of Class A common stock, $0.001 par value, and 50,000,000 shares of Class B common stock, $0.001 par value. As of March 31, 2015 and December 31, 2014, no shares of preferred stock were issued and outstanding. As of March 31, 2015 and December 31, 2014, there were 31,992,470 and 31,830,174 shares of Class A common stock issued and outstanding, respectively. As of March 31, 2015 and December 31, 2014, there were 9,770,367 and 9,770,367 shares of Class B common stock issued and outstanding, respectively.

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

For the three months ended March 31, 2015, the Company declared a dividend of $0.025 per common share of Class A stock. For three months ended March 31, 2014, the Company did not declare or pay any cash dividends.

(19) Accumulated Other Comprehensive Income
The following table presents the activity in accumulated other comprehensive income/(loss) (AOCI), net of tax, for the following periods:

	Unrealized gains/ (losses) on securities	Unrealized gains/(losses) on interest rate swap	Total
Balance at December 31, 2014	$(195)	$146	$(49)
Other comprehensive gain (loss) before reclassification	1,062	(152)	910
Amounts reclassified from AOCI	(10)	183	173
Period change	1,052	31	1,083
Balance at March 31, 2015	$857	$177	$1,034
The table above includes activity for the period ended March 31, 2015 that relates to discontinued operations of PFG. For the period ended March 31, 2015, $96 of the period change is related to the discontinued operations of PFG and the remainder is related to other activity at Tiptree.
The following table presents the reclassification adjustments out of AOCI included in net income and the impacted line items on the income statement for the following periods:

	Three months ended March 31,
Components of AOCI	2015	2014	Affected line item in statement where net income is presented
Unrealized gains on available for sale securities	$15	$5	Net realized gains on investments
Related tax (expense)	(5)	(2)	Provision for income tax
	$10	$3	Net change after tax

Unrealized (losses) on interest rate swap	(281)	—	Interest expense
Related tax benefit	98	—	Provision for income tax
	$(183)	$—	Net change after tax

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

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015
(in thousands, except shares and per share data)

to the Company as of the date of the grant of the award.

The 2007 Equity Plan will automatically expire on the 10th anniversary of the date it was adopted. The Board of Directors may terminate, amend, modify or suspend the 2007 Equity Plan at any time, subject to stockholder approval in the case of certain amendments as required by law, regulation or stock exchange.

The Board adopted the Tiptree 2013 Omnibus Incentive Plan (2013 Equity Plan) on August 8, 2013. The general purpose of the 2013 Equity Plan is to attract, motivate and retain selected employees, consultants and directors for the Company, to provide them with incentives and rewards for superior performance and to better align their interests with the interests of the Company’s stockholders. As of March 31, 2015, 205,392 shares of immediately vested Class A common stock with an aggregate fair market value of $1,664 were issued to employees and persons providing services to the Company as incentive compensation under the 2013 Equity Plan. As of March 31, 2015, the number of shares of Tiptree’s Class A common stock available for award under the 2013 Equity Plan is 1,582,892 shares of Class A common stock. Unless otherwise extended by the Board, the 2013 Equity Plan terminates automatically on August 8, 2023, the tenth anniversary of its adoption by the Board. As of March 31, 2015, there was no restricted stock unit activity associated with the 2013 Equity Plan.

Included in vested shares for 2015 are 6,580 shares surrendered to pay taxes on behalf of the employees with shares vesting. Immediately vested shares of common stock issued to the Company’s independent directors in respect to their annual retainer fees have been issued under the 2013 Equity Plan. During the period ended March 31, 2015, the Company issued 4,990 immediately vested shares of Class A common stock with an aggregate fair value of $38 to the Company’s independent directors as part of their annual retainer.

The table below summarizes changes to the issuances under the Company’s 2013 Equity Plan for the following period:

Number of shares issued
Available for issuance as of December 31, 2014	1,793,274
Shares Issued	(210,382)
Available for issuance as of March 31, 2015	1,582,892
In June 2007, the Company adopted the Care Investment Trust Inc. Manager Equity Plan, which will automatically expire on the 10th anniversary of the date it was adopted. As of March 31, 2015, 134,629 common shares remain available for future issuances. No shares have been issued since March 30, 2012 from this plan.
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
The following table summarizes changes to the issuances of Restricted Stock Units under the Company’s 2007 and 2013 Equity Plan for the periods indicated:

Number of shares issuable in respect of RSUs
Unvested units as of December 31, 2014	38,625
Granted	81,500
Vested	(24,785)
Forfeited	—
Unvested units as of March 31, 2015	95,340
On January 5, 2015 the Company granted 81,500 shares to employees of the Company. The shares have a grant date fair value of $643 and will vest over a period of three years beginning on January 5, 2015.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015
(in thousands, except shares and per share data)

As of March 31, 2015, the total unrecognized compensation cost related to restricted units granted was $671, which is expected to be recognized as compensation expense over a weighted average period of approximately three years.

Restricted stock unit expense was $69 and $12 for the three months ended March 31, 2015 and 2014, respectively. These expenses are included within payroll expense in the consolidated statements of operations.

Philadelphia Financial Group, Inc.
On October 14, 2010, the PFG board of directors adopted an equity incentive plan (the PFG Plan) in which a total of 546,136 shares of common stock of PFG were reserved and available for issuance under the PFG Plan. The number of shares of PFG stock was increased to 583,300 during 2012. As of March 31, 2015, 564,092 shares have been granted to PFG employees.
Under the terms of the PFG Plan, the common stock shares shall vest and become nonforfeitable with respect to one-third of the shares initially granted on each of the first, second, and third anniversaries of the grant date. Grant dates were April 16, 2012, December 19, 2012 and March 8, 2013.
The Company has determined that the measurement date for shares granted under the PFG Plan awarded to employees occurs when the PFG common stock vests. The fair value of the unvested common stock granted is initially estimated based on the fair value of the individual assets and liabilities of PFG on the date of grant, and subsequently re-measured on each reporting date throughout the vesting period with changes in fair value during the requisite service period recognized as compensation cost through that period. The per unit fair value of unvested PFG common stock was $0.00 at both March 31, 2015 and December 31, 2014, respectively.
As of March 31, 2015 the total unrecognized compensation cost related to PFG common stock was $7, which is expected to be recognized as compensation expense over a weighted average period of less than one year. Total unrecognized compensation cost was $73 as of March 31, 2014.
Expense incurred for PFG stock issued under the plan for the three months ended March 31, 2015 and 2014, respectively, was $16 and $16.

(21) Related Party Transactions
Tricadia Holdings, L.P.
On June 30, 2012, Tiptree Asset Management Company, LLC (TAMCO), Tiptree Financial Partners, L.P. (TFP) and Tricadia Holdings LP (Tricadia) entered into a transition services agreement in connection with the internalization of the management of Tiptree. Pursuant to this agreement, Tricadia provides TAMCO and its affiliates, including TFP, with the services of designated officers as well as certain back office, administrative, information technology, insurance, legal and accounting services. The transition services agreement was assigned to the Company in connection with the closing on July 1, 2013 of the transactions pursuant to the contribution agreement by and between the Company, Operating Company and TFP, dated December 1, 2012 (Contribution Transactions). The Company pays Tricadia specified prices per service. The Company owed a total fee to Tricadia of $337 and $312 for the three months ended March 31, 2015 and 2014, respectively.
Mariner Investment Group LLC
TFP and Back Office Services Group, Inc. (BOSG) entered into an administrative services agreement on June 12, 2007 (Administrative Services Agreement), which was assigned to the Operating Company on July 1, 2013 in connection with the Contribution Transactions, under which BOSG provides the services of certain back office, administrative and accounting services to the Company. BOSG is an affiliate of Mariner Investment Group (Mariner). Under the Administrative Services Agreement, the Company pays BOSG a quarterly fee of 0.025% of the Company’s Net Assets, defined as the Company’s total assets less total liabilities, including accrued income and expense, calculated in accordance with GAAP. This fee totaled $95 and $102 for the three months ended March 31, 2015 and 2014, respectively. The Administrative Services Agreement has successive one year terms but may be terminated by the Company or BOSG upon 60 days prior notice.

(22) Concentration of Credit Risk

Counterparties
The Company is subject to certain inherent credit risks arising from its transactions involving counterparties to CDS, CDX and IRS positions.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015
(in thousands, except shares and per share data)

As of March 31, 2015, the CDS and CDX positions have a notional amount of $2,626 and notional amount of $597,078 ($298,344 of sold protection and $298,734 of bought protection) and a fair value of $100 and $10,663. The counterparty for the CDS and CDX positions are Bank of America, N.A. and Morgan Stanley, respectively.
As of March 31, 2015, the IRS positions have an aggregate notional amount of $78,988 and a fair value of $(3,352). The counterparties for the IRS positions are First Niagara Bank and Wells Fargo Bank, N.A.
The Company’s policy is to monitor its market exposure and counterparty risk through the use of various credit exposure reporting and control procedures.
See Note 14—Derivative Financial Instruments and Hedging, for further details.

(23) Income Taxes

The total income tax benefit of $1,496 and benefit of $652 for the three months ended March 31, 2015 and 2014, respectively, is reflected as a component of (loss) income from continuing operations.

For three months ended March 31, 2015, the Company’s effective tax rate on income from continuing operations was equal to 45.0%, which does not bear a customary relationship to statutory income tax rates. The tax rate for three months ended March 31, 2015 is higher than the U.S. statutory income tax rate of 35% primarily due to the partnership losses that are not subject to income tax, and which do not generate an income tax benefit. Additionally, tax losses generated at certain of our taxable subsidiaries require valuation allowance and do not generate an income tax benefit. The higher tax benefit in the period ended March 31, 2015 compared to 2014 was primarily due to lower pre-tax income in 2015 compared to 2014.

(24) Earnings Per Share
The Company calculates basic net income per common share based on the Company’s common stock outstanding as well as its unvested restricted share units. The unvested restricted share units are included because they are eligible to receive dividends. Diluted net income for the period takes into account the effect of dilutive instruments, such as any options on common shares, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of common shares outstanding. Diluted net income also includes the minimal dilutive impact of the 3,609,420 Operating Company warrants held by TFP as part of the Contribution Transactions as summarized in Note 1—Organization of the Company’s Form 10-K for the fiscal year ended December 31, 2014. Earnings per share data excludes Tiptree’s Class B common stock, as the Class B common stock evidences a voting right without any economic interest.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015
(in thousands, except shares and per share data)

The following table presents a reconciliation of basic and diluted net income per common share for the following periods:

	Three Months Ended March 31,
	2015	2014
Net (loss) income from continuing operations	$(4,364)	$2,312
Less:
Net (loss) income from continuing operations attributable to non-controlling interests (1)	(1,739)	988
Net (loss) income from continuing operations available to Class A common shares	(2,625)	1,324

Discontinued operations, net	2,345	1,290
Less:
Net income from discontinued operations attributable to non-controlling interests (1)	699	988
Net income from discontinued operations available to Class A common shares	1,646	302

Net income available to Class A common shares	$(979)	$1,626

Basic:
(Loss) income from continuing operations	$(0.08)	$0.12
Income from discontinued operations	0.05	0.03
Net income available to Class A common shares	$(0.03)	$0.15

Diluted:
(Loss) income from continuing operations	$(0.08)	$0.12
Income from discontinued operations	0.05	0.03
Net income available to Class A common shares	$(0.03)	$0.15

Weighted average Class A common shares outstanding:
Basic	32,138,455	10,586,587
Diluted	32,138,455	10,586,587
(1) For the three months ended March 31, 2015, the total net income (loss) attributable to non-controlling interest was $(1,040), comprised of $(1,739) due to continuing operations and $699 attributable to discontinued operations. For the three months ended March 31, 2014, the total net income attributable to non-controlling interest was $1,976, comprised of $988 due to continuing operations and $988 attributable to discontinued operations.
The above table excludes the anti-dilutive effect of the 2008 warrant convertible into 652,500 shares because the exercise price of $11.33 was greater than the average market price during such periods.

(25) Subsequent Events

On April 21, 2015, the Company sold all of the subordinated notes of Telos 2 held by the Company for total proceeds of $19,700.

On May 12, 2015, the Company’s board of directors declared a quarterly cash dividend of $0.025 per share to Class A stockholders with a record date of May 25, 2015, and a payment date of June 1, 2015.

The Company has evaluated events that have occurred from March 31, 2015 through the date this Form 10-Q was filed, and except as already included in the notes to the consolidated financial statements, it believes that no events have occurred that would require recognition or additional disclosures in these consolidated financial statements.

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

Overview

The Company, whose operations date back to 2007, currently operates in five reporting segments: insurance and insurance services, specialty finance, asset management, real estate and corporate and other. See Note 6 — Operating Segment Data, in the notes to the accompanying consolidated financial statements for detailed information regarding our segments. Since different factors affect the financial condition and results of operation of each segment, the following is presented on both a consolidated and segment basis.

During the first quarter of 2015, Care completed the purchase of six seniors housing communities from the same third party seller for $54.8 million. Concurrent with the acquisition, Care has leased the properties to affiliates of Greenfield Senior Living, a privately-held owner and operator of seniors housing facilities in the Mid-Atlantic and South regions of the Unities States. During the quarter, Care also formed a joint venture to acquire, own and operate five seniors housing communities with affiliates of Royal Senior Care Management, a privately-held owner and operator of senior housing facilities in the Southeast region of the United States. Affiliates of Care own an 80% interest in the joint venture while affiliates of Royal Senior Care Management own the remaining 20% interest and provide property management services to the communities under management contracts.

Summary Consolidated Statements of Operations

($ in thousands)	Three months ended March 31,		2015 vs. 2014
	2015	2014	$ Variance	% Variance

Revenues:
Net realized and unrealized gains on investments	$130	$989	(859)	(86.9)%
Interest income	2,296	3,992	(1,696)	(42.5)
Net credit derivative loss	(90)	(264)	174	(65.9)
Service and administrative fees	21,927	—	21,927	100.0
Ceding commissions	9,937	—	9,937	100.0
Earned premiums, net	37,353	—	37,353	100.0
Gain on sale of loans held for sale, net	2,593	975	1,618	165.9
Loan fee income	1,399	429	970	226.1
Rental revenue	9,369	4,456	4,913	110.3
Other income	3,096	289	2,807	971.3
Total revenue	88,010	10,866	77,144	710.0

Expenses:
Interest expense	5,129	2,814	2,315	82.3
Payroll and employee commissions	20,341	5,715	14,626	255.9
Commission expense	16,528	—	16,528	100.0
Member benefit claims	7,579	—	7,579	100.0
Net losses and loss adjustment expenses	12,450	—	12,450	100.0
Professional fees	4,628	1,074	3,554	330.9
Depreciation and amortization expenses	15,464	1,668	13,796	827.1
Acquisition costs	1,349	—	1,349	100.0
Other expenses	11,144	2,578	8,566	332.3
Total expense	94,612	13,849	80,763	583.2

Results of consolidated CLOs:
Income attributable to consolidated CLOs	15,663	14,615	1,048	7.2
Expenses attributable to consolidated CLOs	14,921	9,972	4,949	49.6
Net Income attributable to consolidated CLOs	742	4,643	(3,901)	(84.0)
(Loss) income before taxes from continuing operations	(5,860)	1,660	(7,520)	(453.0)
Less: Provision for income taxes	(1,496)	(652)	(844)	129.4
(Loss) income from continuing operations	(4,364)	2,312	(6,676)	(288.8)

Discontinued operations:
Income from discontinued operations, net	2,345	1,290	1,055	81.8
Discontinued operations, net	2,345	1,290	1,055	81.8
Net (loss) income before non-controlling interests	(2,019)	3,602	(5,621)	(156.1)
Less: net (loss) income attributable to noncontrolling interests - Tiptree Financial Partners, L.P.	(860)	2,306	(3,166)	(137.3)
Less: net (loss) attributable to noncontrolling interests - Other	(180)	(330)	150	(45.5)
Net (loss) income available to common stockholders	$(979)	$1,626	$(2,605)	(160.2)%

Consolidated Statements of Operations - three months ended March 31, 2015 compared with three months ended March 31, 2014

Summary of results

The Company had an after tax net loss of $2.0 million for the first quarter of 2015 compared with after tax net income of $3.6 million in the first quarter of 2014. Revenues increased to $88.0 million in the first quarter of 2015 from $10.9 million in the first quarter of 2014. Expenses increased to $94.6 million in the first quarter of 2015 from $13.8 million in the first quarter of 2014. The significant changes in revenues and expenses are predominantly due to the incorporation of Fortegra’s results for the first quarter of 2015. Discussion of the changes in revenues, expenses and net income is presented below and in our segment analysis.

The Company’s total adjusted EBITDA (a non-GAAP measure) was $12.9 million in the first quarter of 2015, compared with total adjusted EBITDA of $10.6 million in the first quarter of 2014. Adjusted EBITDA for 2015 reflects the add-back of significantly increased depreciation and amortization expenses incurred in 2015 as a result of the Company’s acquisition of Fortegra. For further information relating to the Company’s adjusted EBITDA measure and a reconciliation to net income please see the section entitled “Non-GAAP Financial Measures” below.

Fortegra was acquired in December 2014, and there are no comparable revenues or expenses reported for the first quarter of 2014. Luxury was acquired at the end of January 2014, and the first quarter results for 2014 incorporate only the revenues earned and expenses incurred by Luxury for the two months following Luxury’s acquisition.

Revenues at both Siena and Luxury, our specialty finance subsidiaries, increased in the first quarter of 2015 compared with the first quarter of 2014. Siena’s net income increased and Luxury had a net profit. In 2014, we agreed to acquire Reliance, a mortgage bank, and this acquisition is expected to close in the third quarter of 2015, after which Reliance will be added to our specialty finance segment.

Net income from our CLO business declined in the first quarter of 2015, compared with the first quarter of 2014, principally as a result of net losses on the Company’s holdings of subordinated notes issued by the CLOs under management.

As noted earlier, Care made an acquisition of seniors housing properties and commenced a new joint venture during the first quarter of 2015. The Company incurred significant transaction costs and amortization expenses in the first quarter of 2015 as a result.

Net realized and unrealized gains on investments

The Company’s net realized and unrealized gains on investments were $130 thousand for the first quarter of 2015, compared to $989 thousand for the first quarter of 2014. The majority of the gains in 2015 were earned on interest rate lock commitments held by Luxury and from the revaluation of Luxury’s mortgage loans held for sale.

Interest income

Interest income is earned on the Company’s holdings of bonds and from loans made by our operating subsidiaries. Consolidated interest income was $2.3 million in the first quarter of 2015, compared to $4.0 million in the first quarter of 2014. Interest income was primarily earned from loans made by the Company’s specialty finance segment, from interest on Fortegra’s investment portfolio and from investments held in our corporate and other segment. The decline in interest income in 2015 was attributable primarily to a fall in interest income in our real estate and corporate segments, partly offset by Fortegra’s interest income and higher interest income from expanded lending activities in our specialty finance segment in 2015.

Net credit derivative revenue

The Company’s net credit derivative income/(loss) is earned on its credit swap and credit derivative index (CDX) positions. Net credit derivative revenue is the net total of premium income earned and premium expense incurred on our credit derivatives and net unrealized gains and losses from changes in the fair value of our credit derivative transactions. The net credit derivative loss was $90 thousand in the first quarter of 2015, compared with a loss of $264 thousand in the first quarter of 2014.

Service and administrative fees

Fortegra earned service and administrative fees of $21.9 million in the first quarter of 2015. Fortegra earns service and administrative fees from a number of different activities, but principally from the provision and/or the administration of warranty service contracts on furniture, equipment and cell phones. Service fees are also earned through Fortegra’s car club programs, by offering road side assistance to motorists and car damage protection plans. Fortegra also earns administrative fees paid by reinsurance companies for insurance policies ceded by Fortegra to the reinsurer. The fees cover Fortegra’s administrative cost for issuing the policies plus a profit margin. Fortegra was acquired in December 2014, and there are no comparable service and administrative fees reported for the first quarter of 2014.

Ceding commissions

Fortegra earned ceding commissions of $9.9 million in the first quarter of 2015. Fortegra earns ceding commissions under coinsurance agreements with third party insurers that are based on contractual formulas that take into account, in part, underwriting performance and investment returns experienced by companies assuming the insurance risks. As experience changes, adjustments to ceding commissions are reflected in the period and are based on the claim and investment experience of the related polices. Fortegra was acquired in December 2014, and there are no comparable ceding commissions reported for the first quarter of 2014.

Earned premium, net

Fortegra’s earned premium, net or reinsurance premiums, were $37.4 million in the first quarter of 2015. Fortegra’s earned premiums represent direct and assumed earned premiums from the direct sale of payment protection insurance policies by Fortegra’s distributors and premiums written for payment protection insurance policies by another carrier and assumed by Fortegra. Partly offsetting these amounts are premiums ceded to reinsurers under various reinsurance arrangements. The underlying insurance plans primarily relate to credit protection in the event of job loss or disability. Fortegra’s overall cessation of direct and assumed premiums was 73% in the first quarter of 2015. Fortegra was acquired in December 2014, and there are no comparable earned premium, net reported for the first quarter of 2014.

Gain on sale of loans held for sale, net

Luxury earned gains on sale of loans held for sale, net of brokerage fees, from the origination and sale of loans, primarily residential mortgages, of $2.6 million in the first quarter of 2015, compared with $975 thousand in February and March 2014.

Loan fee income

Siena and Luxury earn fees associated with their lending activities which are classified as loan fee income. Loan fee income was $1.4 million in the first quarter of 2015, compared with $429 thousand in the first quarter of 2014.

Rental revenue

Rental revenue is primarily earned from the properties owned by Care. Rental revenue was $9.4 million in the first quarter of 2015, compared to $4.5 million in the first quarter of 2014. The higher revenue earned in 2015 was attributable to the increased number of properties owned by Care in 2015 compared to 2014.

Other income

Other income was $3.1 million in the first quarter of 2015, compared with $289 thousand in the first quarter of 2014. Included in other income in the first quarter of 2015 is $2.5 million of premium financing income and implicit interest on consumer receivables earned by Fortegra.

Interest expense

The Company incurs interest expense on its borrowings. Interest expense was $5.1 million in the first quarter of 2015, compared with $2.8 million in the first quarter of 2014. The increase in interest expense was attributable to higher borrowings by the Company in 2015 primarily related to borrowings used to acquire Fortegra and additional properties at Care.

Payroll and employee commissions

Payroll and employee commission expense was $20.3 million in the first quarter of 2015, compared to $5.7 million in the first quarter of 2014. Payroll expenses increased in the first quarter of 2015 due to two primary factors: Fortegra’s payroll expense of $10.4 million in the first quarter of 2015 and an increase in the number of Care joint ventures in 2014 and 2015, which added $2.1 million in quarterly payroll expenses. Payroll expense at the corporate level also increased as the Company expanded its management and accounting resources to match the increased scope of its operations.

Commission expense

Fortegra incurred commission expense of $16.5 million in the first quarter of 2015. Commission expense is incurred on most of Fortegra’s products, including commissions paid to distributors and retailers selling credit insurance policies, motor club memberships, mobile device protection and warranty service contracts. Credit insurance commission rates are, in many instances, set by state regulators and are also impacted by market conditions.

Member benefit claims

Fortegra’s member benefit claims were $7.6 million in 2015. Member benefit claims represent costs of services and replacement devices incurred on car club and warranty protection service contracts.

Net losses and loss adjustment expenses

In the first quarter of 2015, Fortegra incurred net losses and loss adjustment expenses of $12.5 million, or 33.3% of net earned premiums. Net losses and loss adjustment expenses represent actual insurance claims paid and changes in unpaid claim reserves, net of amounts ceded, and the costs of administering said claims. Incurred claims are impacted by loss frequency, which is a measure of the number of claims per unit of insured exposure, and loss severity, which is based on the average size of claims. Factors affecting loss frequency and loss severity include changes in claims reporting patterns, claims settlement patterns, judicial decisions, economic conditions, morbidity patterns and the attitudes of claimants towards settlements.

Professional fees

Professional fees include audit, legal, tax advice, consultancy and other professional fees. Professional fee expenses are incurred by our subsidiary companies and Tiptree and Operating Company. Consolidated professional fee expense was $4.6 million in the first quarter of 2015, compared to $1.1 million in the first quarter of 2014. The increase in professional fees in 2015 is primarily attributable to higher audit fees, mainly associated with the audit of new subsidiaries.

Depreciation and amortization expense

Depreciation and amortization expense relates to the depreciation and amortization of the Company’s fixed assets, including buildings, leasehold improvements and other fixed assets. The Company also incurs amortization expense on the intangible assets from the Company’s acquisitions. Depreciation and amortization expense was $15.5 million in the first quarter of 2015, compared to $1.7 million in the first quarter of 2014. The increase in depreciation and amortization expense in 2015 was attributable primarily due to $12.0 million in amortization and depreciation expenses of Fortegra, which the Company acquired in December 2014, together with an increase of $1.8 million in Care’s depreciation and amortization expense which was primarily due to the amortization of intangible assets acquired in conjunction with the expansion in Care joint ventures.

Acquisition costs

Acquisition costs were $1.3 million for the first quarter of 2015 while there were no comparable costs in the first quarter of 2014. Acquisition costs included transfer taxes and other transaction costs.

Other expenses

Other expenses were $11.1 million in the first quarter of 2015, compared to $2.6 million in the first quarter of 2014. Other expenses primarily consist of office and rent expenses, together with other expenses specific to each of the Company’s operating segments. The increase in other expenses in 2015 was primarily attributable to the expansion in the Company’s business activities including Fortegra’s other expenses of $5.7 million incurred in the first quarter of 2015, together with an increase in Care’s other expenses of $2.1 million. Further discussion of other expenses is contained in our segment analysis.

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

New accounting guidance (ASU 2014-13, Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity), enables the Company to recognize the value of the financial liabilities of the CLOs as the residual value of: (i) the sum of the fair value of the financial assets and the carrying value of any non-financial assets held temporarily, less (ii) the sum of the fair value of any beneficial interests in the CLOs held by the Company, including the fair value of subordinated debt and interest-only positions issued by the CLOs and unpaid compensation for management services provided by the Company. During the year ended December 31, 2014, the Company elected to early adopt this new accounting guidance and applied it retrospectively for all relevant prior periods.

As of March 31, 2015, the Company managed six CLOs, compared to four CLOs as of March 31, 2014. Both income and expenses attributable to our consolidated CLOs for the first quarter of 2015 increased over the first quarter of 2014, primarily due to the increased number of CLOs managed by the Company. The net income attributable to CLOs was $742 thousand in the first quarter of 2015, compared to $4.6 million in the first quarter of 2014. The decrease in net income in 2015 was primarily attributable to the decline in the market value of subordinated notes issued by the CLOs and held by the Company and, to a lesser degree, by a reduction in management fees earned by the Company in the first quarter of 2015.

The components of net income attributable to the consolidated CLOs managed by the company are presented below:

Net Income attributable to CLOs managed by the Company
	Three Months Ended March 31,
	2015	2014
Management fees paid by the CLOs to the Company	$2,821	$3,122
Distributions from the subordinated notes held by the Company	5,726	3,825
Realized and unrealized gains on subordinated notes held by the Company	(7,805)	(2,304)
Net income attributable to the consolidated CLOs	$742	$4,643

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

In April 2015, the Company sold all of the subordinated notes of Telos 2 it held. For the quarter ended March 31, 2015, distributions from the subordinated notes of Telos 2 were $1.3 million of the total distributions of $5.7 million of all subordinated notes held by the Company. For the same period in 2014 distributions from the subordinated notes of Telos 2 were $2.5 million of the total distributions of $3.8 million of all subordinated notes held by the Company.

For further discussion of the Company’s CLO income and the costs the Company incurs associated with the management of the CLOs, which are not included in the table above, see “— Segment Reporting — Segment Results - three months ended March 31, 2015 compared with three months ended March 31, 2014 —Asset Management” and “— Segment Reporting — Segment Results - three months ended March 31, 2015 compared with three months ended March 31, 2014 — Corporate and Other”.

Income taxes

The Company had a total tax benefit of $1.5 million in the first quarter of 2015 compared to a benefit of $652 thousand in the same period in 2014. The change in income taxes is primarily due to state income taxes, non-deductible transaction costs incurred on the Fortegra transaction and the effect of changes in valuation allowance on net operating losses reported by Tiptree Financial, Siena, Luxury and MFCA. The effective tax rate on income from continuing operations for the quarter ended March 31, 2015 was approximately 45.0% compared to 18.0% for the prior year period (which does not bear a customary relationship to statutory income tax rates). Differences from the statutory income tax rates are primarily the result of: (i) non-deductible transaction costs incurred in the Fortegra transactions (ii) the effect of changes in valuation allowance on net operating losses reported by Tiptree Financial, Siena, Luxury, and MFCA, and (iii) the effect of state income taxes required to be reported on a separate legal entity basis resulting in higher aggregate state taxable income than the consolidated pre-tax income from continuing operations.

Discontinued operations, net

Net income from PFG discontinued operations was $2.3 million in the first quarter of 2015, compared to $1.3 million in the first quarter of 2014. The increase in net income from discontinued operations in 2015 is principally due to higher fee and administrative fee revenues of $307 thousand and a net reduction in operating expenses of $1.7 million, offset by an increase in income tax expense of $1.7 million.

For further information relating to the sale of PFG see Note 5—Dispositions, Assets Held for Sale and Discontinued Operations, in the accompanying consolidated financial statements.

Net income available to Class A common stockholders

The net income attributable to Class A common stockholders for the quarter ended March 31, 2015 was a net loss of $979 thousand compared to net income of $1.6 million for the same period in 2014. The change in net income available to Class A common stockholders was primarily due to the Company’s net loss of $2.0 million for the first quarter of 2015, compared to net income of $3.6 million for the first quarter of 2014.
Balance Sheet Information - three months ended March 31, 2015 compared to the year ended December 31, 2014
The Company’s total assets were $8.5 billion as of March 31, 2015, compared to $8.2 billion as of December 31, 2014. The $253.7 million increase in assets is primarily attributable to increases of $200.4 million in PFG assets held for sale and $77.8 million in real estate assets. Total stockholders’ equity of the Company decreased to $397.2 million as of March 31, 2015 compared to $401.6 million as of December 31, 2014. Total stockholders’ equity of Tiptree was $285.7 million as of March 31, 2015 compared to $284.5 million as of December 31, 2014. The primary reason for the change in Tiptree stockholders’ equity was the increase in additional paid in capital related to stock-based compensation and an increase in AOCI related to unrealized gains.

Segment Reporting

The Company has five reportable operating segments, organized in a manner that reflects how management views the strategic business units.

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
The tables below present the components of revenue, expense, and profit or loss, for each of the operating segments for the following periods:

	Three months ended March 31, 2015
	Insurance and insurance services	Specialty finance	Asset management	Real estate	Corporate and other	Totals
Net realized and unrealized gains (losses) on investments	$(5)	$853	$—	$(485)	$(233)	$130
Interest income	712	1,353	—	19	212	2,296
Net credit derivative loss	—	—	—	—	(90)	(90)
Service and administrative fees	21,927	—	—	—	—	21,927
Ceding commissions	9,937	—	—	—	—	9,937
Earned premiums, net	37,353	—	—	—	—	37,353
Gain on sale of loans held for sale, net	—	2,593	—	—	—	2,593
Loan fee income	—	1,399	—	—	—	1,399
Rental revenue	—	17	—	9,352	—	9,369
Other income	2,455	40	63	538	—	3,096
Total revenue	$72,379	$6,255	$63	$9,424	$(111)	$88,010

Interest expense	$1,739	$511	$—	$1,330	$1,549	$5,129
Payroll and employee commissions	10,405	3,724	548	3,923	1,741	20,341
Commission expense	16,528	—	—	—	—	16,528
Member benefit claims	7,579	—	—	—	—	7,579
Net losses and loss adjustment expenses	12,450	—	—	—	—	12,450
Professional fees	1,984	257	38	179	2,170	4,628
Depreciation and amortization expenses	11,954	122	—	3,388	—	15,464
Acquisition costs	—	—	—	1,349	—	1,349
Other expenses	5,714	1,206	124	3,436	664	11,144
Total expense	68,353	5,820	710	13,605	6,124	94,612
Net income attributable to consolidated CLOs(1)	—	—	2,821	—	(2,079)	742
Segment profit/(loss)	$4,026	$435	$2,174	$(4,181)	$(8,314)	$(5,860)
Less: Provision for income taxes						(1,496)
Discontinued operations						2,345
Net income before non-controlling interests						$(2,019)

	Three months ended March 31, 2015
	Insurance and insurance services	Specialty finance	Asset management	Real estate	Corporate and other	Totals
Less: net (loss) attributable to noncontrolling interests from continuing operations and discontinued operations - Tiptree Financial Partners, L.P.						(860)
Less: net (loss) attributable to noncontrolling interests from continuing operations and discontinued operations - Other						(180)
Net (loss) income available to common stockholders						$(979)

Segment Assets as of March 31, 2015
Segment assets	$795,071	$108,905	$2,985	$265,661	$64,032	$1,236,654
Assets of consolidated CLOs						1,890,002
Assets held for sale						5,330,151
Total assets						$8,456,807
(1) Net income attributable to CLOs represents the Company’s interest in the CLOs it manages. These interests have been allocated to asset management fees of $2.8 million earned by the Company and net realized and unrealized gains/losses and distributions of $(2.1) million received from the subordinated notes and interest-only positions of the CLOs held by the Company.

	Three months ended March 31, 2014
	Insurance and insurance services	Specialty finance	Asset management	Real estate	Corporate and other	Totals
Net realized and unrealized gains (losses) on investments	$—	$52	$—	$(309)	$1,246	$989
Interest income	—	454	—	683	2,855	3,992
Net credit derivative loss	—	—	—	—	(264)	(264)
Gain on sale of loans held for sale, net	—	975	—	—	—	975
Loan fee income	—	429	—	—	—	429
Rental revenue	—	10	—	4,446	—	4,456
Other income	—	1	94	194	—	289
Total revenue	$—	$1,921	$94	$5,014	$3,837	$10,866

Interest expense	$—	$144	$—	$978	$1,692	$2,814
Payroll and employee commissions	—	1,593	706	1,798	1,618	5,715
Professional fees	—	181	45	55	793	1,074
Depreciation and amortization expenses	—	110	—	1,558	—	1,668
Other expenses	—	551	145	1,389	493	2,578
Total expense	—	2,579	896	5,778	4,596	13,849
Net intersegment revenue/(expense)	—	(78)	—	—	78	—
Net income attributable to consolidated CLOs (1)	—	—	3,121	—	1,522	4,643
Segment profit/(loss)	$—	$(736)	$2,319	$(764)	$841	$1,660
Less : Provision for income taxes						(652)
Discontinued operations						1,290
Net income before non-controlling interests						$3,602
Less: net income attributable to noncontrolling interests from continuing operations and discontinued operations - Tiptree Financial Partners, L.P.						2,306
Less: net (loss) attributable to noncontrolling interests from continuing operations and discontinued operations - Other						(330)
Net income available to common stockholders						$1,626

Segment Assets as of December 31, 2014
Segment assets	$767,914	$79,075	$2,871	$179,822	$65,570	$1,095,252
Assets of consolidated CLOs						1,978,094
Assets held for sale						5,129,745
Total assets						$8,203,091

(1) Net income attributable to CLOs represents the Company’s interest in the CLOs it manages. These interests have been allocated to asset management fees of $3.1 million earned by the Company and the net realized and unrealized gains/losses and distributions of $1.5 million received from the subordinated notes of the CLOs and interest-only positions held by the Company.

Segment Results - three months ended March 31, 2015 compared with three months ended March 31, 2014

Insurance and Insurance Services

The financial results of our insurance and insurance services segment are comprised of the revenues and expenses of our Fortegra subsidiary. Fortegra was acquired in December 2014 and, as a consequence, only the results for the first quarter of 2015 are included in this analysis.

Results of the Company’s PFG subsidiary, which had previously been presented in the insurance and insurance services segment have been reclassified as discontinued operations for 2015 and 2014.

Fortegra revenues earned for the first quarter of 2015 totaled $72.4 million, which comprised primarily of service and administrative fees of $21.9 million, ceding commissions of $9.9 million and net earned premiums of $37.4 million.

Fortegra earned $712 thousand of interest income in the quarter, mainly on its $168.6 million fixed maturity investment portfolio, comprised primarily of U.S. Treasury securities, obligations of U.S. government authorities and agencies and municipal and corporate securities.

Service and administrative fees for the quarter totaled $21.9 million. These fees include service and administrative fees of $13.9 million earned on Fortegra’s warranty service contracts for furniture and appliances, the ProtectCELL program for cell phone protection and car club memberships providing roadside assistance and car damage protection. Fortegra earned $4.7 million of such fees from credit insurance and specialty insurance program administration. Fortegra also earned fees of $0.7 million related to the administration of insurance policies ceded to reinsurance companies.

Ceding commissions of $9.9 million is revenue earned under reinsurance agreements with third party insurers who co-insure risks with Fortegra. The agreements with the third party insurers take into account the underwriting performance and investment returns experienced by the assuming companies. Ceding commission income is computed based upon the subject earned premium and investment income from the assets held in trust for Fortegra’s benefit, less earned commissions, incurred claims and the reinsurer’s fee for coverage.

Fortegra’s expenses for the quarter totaled $68.4 million, comprised primarily of payroll and employee commissions expense of $10.4 million, commission expenses of $16.5 million, member benefit claims of $7.6 million, net losses and loss adjustment expense of $12.5 million, depreciation and amortization expenses of $12.0 million and other expenses of $5.7 million.

Fortegra’s payroll and employee commissions expense of $10.4 million includes base salaries, employee commissions and accruals for employee paid time off and bonuses.

Depreciation and amortization expense of $12.0 million related primarily to the amortization of the intangible assets acquired as a result of Tiptree’s purchase of Fortegra. The most significant of these expenses is the amortization of the fair value attributed to the insurance policies and contracts acquired, which had a value of $36.5 million as of the acquisition date and which has a steep amortization curve. Amortization of this intangible asset was approximately $10.9 million in the quarter.

Other expenses of $5.7 million included lead acquisition, advertising and event costs of $499 thousand, bank and credit card processing fees of $607 thousand, technology expenses of $629 thousand, filing and licensing fees of $449 thousand and premium taxes of $809 thousand. Also included in other expenses is Fortegra’s rent expense for its offices of $604 thousand for the quarter.

Fortegra also incurred interest expense of $1.7 million for the quarter, which consisted of $1.6 million of interest charges on the borrowings under the bank lines and trust preferred security issued by Fortegra and $0.1 million for amortization of deferred financing costs. For further information relating to Fortegra’s debt and interest expenses, please refer to Note 15 - Debt of the accompanying financial statements.

Specialty Finance

Our specialty finance segment is comprised of Siena, a commercial finance company, which is 62% owned by the Company and of Luxury, a mortgage originator, which is 67.5% owned by the Company. Luxury was acquired by the Company at the end of January 2014. Segment results for the first quarter of 2014 incorporate the revenues and expenses of Luxury for only the two months following its acquisition.

Total revenues of our specialty finance segment were $6.3 million in the first quarter of 2015, compared to $1.9 million for the first quarter of 2014. Total segment expenses were $5.8 million in the first quarter of 2015 and $2.6 million in the first quarter of 2014. Net pre-tax income for the segment was $435 thousand for the first quarter of 2015 compared with a net pre-tax loss of $736 thousand for the first quarter of 2014.

The Company manages Siena and Luxury as a single operating segment. However, for additional analysis, the revenues and expenses of Siena and Luxury for the following periods are presented below:

	Siena		Luxury
	Three months ended March 31,		Three months ended March 31,
($ in thousands)	2015	2014	2015	2014
Net realized and unrealized gains on investments	$—	$—	$853	$52
Interest income	1,026	336	327	118
Gain on sale of loans held for sale, net	—	—	2,593	975
Loan fee income	837	204	562	225
Rental revenue	—	—	17	10
Other income	40	1	—	—
Total revenue	1,903	541	4,352	1,380

Interest expense	232	38	279	106
Payroll and employee commissions	902	316	2,822	1,277
Professional fees	129	116	128	65
Depreciation and amortization expenses	66	59	56	52
Other expenses	242	88	964	462
Total expense	1,571	617	4,249	1,962

Intersegment expense	—	—	—	(78)

Segment profit/(loss)	$332	$(76)	$103	$(660)
Siena

Siena earned net pre-tax income of $332 thousand in the first quarter of 2015 and incurred a net pre-tax loss of $76 thousand in the first quarter of 2014. The improvement in results was chiefly attributable to significant increases in interest income and loan fee income in the first quarter of 2015. Siena’s expenses also increased in the first quarter of 2015 but not totaled to the same extent as the increase in revenues. Siena’s revenues totaled $1.9 million in the first quarter of 2015 and $541 thousand in the first quarter of 2014. Siena’s revenues are primarily derived from interest on its loans to small and medium sized U.S. companies and fees charged in connection with those loans. Siena’s expenses were $1.6 million in the first quarter of 2015 and $617 thousand in the first quarter of 2014. Siena’s expenses are comprised primarily of interest expense on the Company’s borrowings, payroll and employee commissions, professional fees, depreciation and amortization and other expenses.

Siena’s interest income totaled $1.0 million in the first quarter of 2015, compared to $336 thousand in the first quarter of 2014. The increase in interest income in 2015 was principally due to higher loan volume in the period. Siena’s average outstanding loan balance was $41.5 million in the first quarter of 2015 and $16.6 million in the first quarter of 2014.

Siena’s loan fee income was $837 thousand in the first quarter of 2015, compared to $204 thousand in the first quarter of 2014. The increase in net interest income and loan fee income in 2015 was chiefly attributable to the increased volume of loans made.

Siena’s interest expense was $232 thousand in the first quarter of 2015, compared to $38 thousand in the first quarter of 2014. The increase in interest expense in 2015 was due primarily to higher average borrowings. Interest expense was incurred on drawings under Siena’s $65 million line of credit facility, of which an average of $29.3 million was drawn down in 2015 and $5.5 million in the first quarter of 2014.

Siena’s payroll and employee commission expense was $902 thousand in the first quarter of 2015, compared to $316 thousand in the first quarter of 2014.

Professional fees at Siena totaled $129 thousand in the first quarter of 2015, compared to $116 thousand in the first quarter of 2014. Professional fees included audit, legal, contractor fees, director fees and other professional fees. Siena’s other expenses were $242 thousand in the first quarter of 2015, compared to $88 thousand in the first quarter of 2014. Other expenses include bad debt expense, bank fees, line of credit fees, technology expense, insurance expense and miscellaneous other office charges.

Luxury

Luxury earned net pre-tax income of $103 thousand for the first quarter of 2015, compared with a net pre-tax loss of $660 thousand incurred in February and March 2014. The Company acquired Luxury at the end of January 2014 and consequently only Luxury’s revenues and expenses for February and March 2014 are reported in this analysis. Revenues earned by Luxury in the first quarter of 2015 chiefly comprised of gains on loans held for sale of $2.6 million, interest income of $327 thousand on the loans held pending sale to investors and fee income and other income of $562 thousand. Revenues earned by Luxury in the February and March 2014 chiefly comprised of gains on loans held for sale of $1.0 million, interest income of $118 thousand on the loans held pending sale to investors and fee income and other income of $225 thousand.

Gains on sales of mortgages totaled $2.6 million in the first quarter of 2015, compared with gains of $1.0 million in February and March 2014. The increase in income in 2015 is due to an increase in mortgage production of approximately 48% on a year-over-year basis, coupled with the effect of reporting a full quarter in 2015 compared with two months in 2014.

Luxury’s interest income was $327 thousand for the first quarter of 2015, compared with interest income of $118 thousand in February and March 2014. The increase in interest income is due to higher balances of loans extended by Luxury in 2015 coupled with the effect of reporting a full quarter in 2015.

Luxury earned loan fee income of $562 thousand for the first quarter of 2015, compared with $225 thousand for February and March 2014. The increase in 2015 was primarily attributable to the increase volume of business, together with the effect of reporting a full quarter in 2015. Luxury’s loan fee income in 2015 comprised of application fees earned of $83 thousand, appraisal income of $24 thousand, document preparation fees of $57 thousand, broker fees earned of $198 thousand and loan underwriting fees of $200 thousand. Loan fee income in February and March 2014 comprised application fees earned of $35 thousand, appraisal income of $10 thousand, document preparation fees of $16 thousand, broker fees earned of $98 thousand and loan underwriting fees of $62 thousand.

In the first quarter of 2015, Luxury recorded net realized and unrealized gains totaling $351 thousand on derivative transactions designed to mitigate the interest rate risk associated with holding mortgages prior to sale to investors. The comparable figure in February and March 2014 was a net gain of $86 thousand. The increased gain on interest rate mitigation transactions in the first quarter of 2015 was primarily due to an increase in the notional value of the derivatives from $57.7 million at March 31, 2014 to $123.7 million at March 31, 2015, coupled with favorable interest rate movements in 2014 and 2015.

Luxury earned an unrealized gain of $502 thousand on the fair value of mortgage loans held for sale in the first quarter of 2015, compared to an unrealized loss of $34 thousand in February and March 2014. The unrealized gain on mortgages held for sale in 2015 was primarily attributable to favorable rate movements coupled with an increase in the size of the portfolio of mortgages held for sale in 2015.

Interest expense was $279 thousand in the first quarter of 2015, representing interest paid on drawings under Luxury’s warehouse lines of credit. Interest expense in February and March 2014 was $106 thousand. The increase in interest expense in the first quarter of 2015 was due to the effect of reporting a full quarter in 2015, together with an increase in Luxury’s borrowings in 2015. Luxury has entered into three warehouse lines of credit agreements totaling $82.5 million. As of March 31, 2015, $49.7 million was outstanding under these lines of credit, compared to $27.4 million outstanding as of December 31, 2014.

In the first quarter of 2015, Luxury incurred payroll and commission costs of $2.8 million, of which $1.6 million was employee salaries, incentive compensation, payroll taxes and employee benefits and $1.2 million in commissions paid to Luxury’s loan officers. For the first quarter of 2014, Luxury incurred payroll and commission costs of $1.3 million, of which $860 thousand was employee salaries, payroll taxes and employee benefits and $414 thousand in commissions paid to Luxury’s loan officers, The increase in payroll costs in 2015 was due to an increase in the number of employees, higher payroll tax costs and the effect of a reporting a full quarter in 2015. The increase in commissions in 2015 was due to higher transaction volumes together with the effect of reporting a full quarter in 2015.

Luxury incurred professional fees expenses of $128 thousand for the first quarter of 2015, compared with $65 thousand for the first quarter of 2014. Professional fees include consulting fees associated with recruiting initiatives and the build-out of new branches, together with audit and legal fees. Other expenses in the first quarter of 2015 were $964 thousand, compared with other expenses of $462 thousand for February and March 2014. Other expenses primarily comprise mortgage origination related fees and mortgage recording taxes, branch occupancy expenses and office related expenses. Luxury’s intersegment expense of $78 thousand in the first quarter of 2014 represented interest on a subordinated loan from Tiptree to Luxury that was converted into preferred equity in October 2014.

Asset Management

The asset management segment generates fee income from the CLOs under management and from its management of NPPF 1, a portfolio of tax-exempt securities owned by third-party investors.

Pre-tax income for the asset management segment was $2.2 million for the first quarter of 2015, compared to $2.3 million in the first quarter of 2014. The slight decline in this net segment’s income in 2015 was primarily attributable to lower CLO income earned in 2015, which was somewhat offset by lower expenses.

CLO asset management fees totaled $2.8 million in the first quarter of 2015, compared to $3.1 million in the first quarter of 2014. Although the number of CLOs under management increased from four CLOs as of March 31, 2014 to six CLOs as of March 31, 2015, management fee income declined between 2014 and 2015. The decrease was due principally to the reduction in management fees earned on Telos 1 and Telos 2, which have passed their re-investment period and whose assets are declining, thereby resulting in reduced management fees. Management fees on Telos 5 and Telos 6, both issued in 2014, earned fees at a lower rate than the fees generated from Telos 1 and Telos 2, which had been issued in 2006 and 2007.

Total expenses for asset management were $710 thousand for the first quarter of 2015, compared to $896 thousand for the first quarter of 2014. Expenses comprised primarily of the payroll expense for the asset managers, together with professional fees and other office expenses.

Real Estate

The real estate segment consists of our Care subsidiary, which primarily acquires and owns seniors housing properties. Total revenues for Care’s real estate operations were $9.4 million for the first quarter of 2015, compared with $5.0 million for the first quarter of 2014. The increase in revenues was principally due to increased rental and other revenues associated with the establishment of new joint ventures in 2014 and 2015, partly offset by a decline in interest income and increased losses on interest rate swap agreements.

Rental income in the first quarter of 2015 was $9.4 million, compared with rental income of $4.4 million in the first quarter of 2014. The increase in rental revenue is mainly due to new joint ventures, including the Royal joint venture, which was established in the first quarter of 2015 and the Greenfield and Belle Reve joint ventures which were established in the fourth quarter of 2014.

Care incurred unrealized losses on interest rate swaps undertaken to mitigate Care’s interest rate risk of $485 thousand and $309 thousand in the first quarters of 2015 and 2014 respectively. Care earned interest income of $19 thousand in the first quarter of 2015, compared to interest income of $683 thousand in the first quarter of 2014. The decline in interest income in 2015 was attributable to the repayment of the Westside loan in the third quarter of 2014.

Care earned other income of $538 thousand in the first quarter of 2015, compared to other income of $194 thousand in the first quarter of 2014. The increase in other income is primarily attributable to revenues earned in connection with the new joint ventures as noted earlier. Other income in 2015 comprised resident fees of $436 thousand and reimbursable escrow earnings of $102 thousand. In 2014, resident fees were $62 thousand and reimbursable escrow earnings were $132 thousand.

Total expenses for the real estate segment were $13.6 million in the first quarter of 2015, compared to $5.8 million in the first quarter of 2014. Segment expenses are comprised of interest expenses on Care’s borrowings, payroll expenses, professional fees, depreciation and amortization of properties and leases acquired and other expenses.

Within total expenses, interest expense was $1.3 million in the first quarter of 2015, compared to $978 thousand in the first quarter of 2014. The increase in interest expense in 2015 was due to additional secured loans financing Care’s purchases of additional joint venture and lease rental properties in 2014 and 2015. The total amount of loans outstanding under these secured loans was $166.6 million as of March 31, 2015, compared with $108.3 million as of December 31, 2014.

Payroll expense, which includes the payroll expenses of managers which are allocated to the operators of the properties owned by Care’s joint venture subsidiaries as well as the expense of Care’s management team, was $3.9 million in the first quarter of 2015, compared to $1.8 million in the first quarter of 2014. The increase in payroll expense is primarily attributable to the expansion in the number of Care joint ventures during 2014 and 2015.

Professional fee expenses were $179 thousand in the first quarter of 2015, compared to $55 thousand in the first quarter of 2014. Professional fees in 2015 comprised legal expenses of $87 thousand, chiefly incurred as a result of acquisitions and dispositions of properties in the quarter, and audit and tax preparation expenses totaling $92 thousand. Professional fees in 2014 were legal expenses totaling $47 thousand and audit expenses totaling $8 thousand.

Depreciation and amortization expenses were $3.4 million in the first quarter of 2015, compared to $1.6 million in the first quarter of 2014. Depreciation and amortization expense chiefly relates to the depreciation of Care’s buildings and improvements and the amortization of the fair value attributed to leases in place upon the acquisition of joint ventures. The increase in 2015 was attributable to Care’s acquisition of properties during 2014 and 2015.

Care’s acquisition costs of $1.3 million consist of transaction costs associated with the establishment of new joint ventures and purchase of new rental properties, as well as property operating and other office expenses, which include rent and facilities of office premises, office related expenses, management fees to third parties, escrow fees related to mortgage notes payable, property taxes, insurance, and travel related expenses. In the first quarter of 2015, transaction costs associated with the Royal joint venture and the Greenfield II triple net lease agreement totaled $2.6 million. Transaction costs included transfer taxes of $412 thousand and legal and other transaction costs of $937 thousand. There were no comparable transaction costs incurred in the first quarter of 2014.

Care’s other expenses incurred include property operating expenses and other office expenses totaling $3.4 million in the first quarter of 2015, compared with expenses of $1.4 million in the first quarter of 2014. The increase in property operating expenses and other office expenses was primarily due to the new joint ventures established and lease rental properties acquired in 2014 and 2015.

Corporate and Other

Revenues and expenses of the corporate and other segment for the following periods, are presented below:

($ in thousands)	Three months ended March 31, 2015
	CLO subordinated notes	Tax exempt portfolio	Risk mitigation transactions	Warehouse credit facilities	Star Asia Entities	Corporate	Total
Net realized and unrealized gains on investments	$—	$352	$(392)	$—	$(19)	$(174)	$(233)
Interest income	—	169	—	—	—	43	212
Net credit derivative loss	—	—	(90)	—	—	—	(90)
Other income	—	—		—	—	—	—
Total revenue	—	521	(482)	—	(19)	(131)	(111)

Interest expense	—	—	103	—	—	1,446	1,549
Payroll and employee commissions	—	33	—	—	—	1,708	1,741
Professional fees	—	14	—	—	—	2,156	2,170
Depreciation and amortization expenses	—	—	—	—	—	—	—
Other expenses	—	45	—	—	—	619	664
Total expense	—	92	103	—	—	5,929	6,124
Intersegment revenue	—	—	—	—	—	—	—
Distributions received and realized and unrealized gains and losses on the subordinated notes and interest-only positions held by the Company, net	(2,079)	—	—	—	—		(2,079)
Segment profit/(loss)	$(2,079)	$429	$(585)	$—	$(19)	$(6,060)	$(8,314)

($ in thousands)	Three months ended March 31, 2014
	CLO Subordinated notes	Tax exempt portfolio	Risk mitigation transactions	Warehouse credit facilities	Star Asia entities	Corporate	Totals
Net realized and unrealized gains on investments	$—	$967	$(381)	$166	$344	$150	$1,246
Interest income	—	436	—	2,206	—	213	2,855

($ in thousands)	Three months ended March 31, 2014
	CLO Subordinated notes	Tax exempt portfolio	Risk mitigation transactions	Warehouse credit facilities	Star Asia entities	Corporate	Totals
Net credit derivative loss	—	—	(264)	—	—	—	(264)
Other income	—	—	—	—	—	—	—
Total revenue	—	1,403	(645)	2,372	344	363	3,837

Interest expense	—	—	93	527	—	1,072	1,692
Payroll and employee commissions	—	82	—	—	—	1,536	1,618
Professional fees	—	29	—	—	—	764	793
Depreciation and amortization expenses	—	—	—	—	—	—	—
Other expenses	—	55	—	—	—	438	493
Total expense	—	166	93	527	—	3,810	4,596
Intersegment revenue	—	—	—	—	—	78	78
Distributions received and realized and unrealized gains and losses on the subordinated note and interest-only positions held by the Company, net	1,522	—	—	—	—	—	1,522
Segment profit/(loss)	$1,522	$1,237	$(738)	$1,845	$344	$(3,369)	$841

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

As of March 31, 2015 and December 31, 2014, the Company held total investments at fair value of $86.5 million and $94.3 million respectively, in subordinated notes and interest-only positions issued primarily by CLOs managed by the Company. In the first quarter of 2015, the Company incurred a net loss of $2.1 million from distributions received and realized and unrealized gains and losses on its holdings of CLO subordinated notes. In the first quarter of 2014, the Company earned a net total of $1.5 million from distributions received and realized and unrealized gains and losses on its holdings of CLO subordinated notes.

As of March 31, 2015 and December 31, 2014, the Company held investments at fair value of $10.4 million and $13.2 million, respectively, in portfolios of tax-exempt securities managed by the Company. In the first quarter of 2015, the Company earned realized and unrealized gains on this portfolio of $352 thousand on these portfolios, compared with $967 thousand in the first quarter of 2014. Interest income earned from these portfolios was $169 thousand in the first quarter of 2015, compared to $436 thousand in the first quarter of 2014. The decline in interest income was due to reduced size of the portfolios in 2015.

The Company has entered into a short Treasury position to mitigate the potential negative impact of a general rise in interest rates. The Company has also entered into a credit derivative swap and CDX derivative index positions, buying and selling credit protection on different tranches of risk in differing CDX indices. The credit swap and CDX transactions are designed to mitigate the potential impact of a general deterioration in corporate credit risk.

The total net loss on these risk mitigation transactions was $585 thousand in the first quarter of 2015, compared with total net loss of $738 thousand in the first quarter of 2014. The Company incurred realized and unrealized losses of $392 thousand in 2015 from its short Treasury and interest rate swap positions, compared with a net loss of $381 thousand in 2014. The Company incurred a net credit derivative loss of $90 thousand on its credit derivative positions in 2015, compared with a net loss of $264 thousand in 2014. Interest expenses incurred in connection with these risk mitigation transactions were $103 thousand in the first quarter of 2015, compared to $93 thousand in the first quarter of 2014.

In 2014, the Company had established loan warehouse credit facilities which were designed to hold loans until new CLOs could be formed. The warehouse facilities generated net income of $1.8 million in the first quarter of 2014. The warehouse facilities were closed during the course of 2014 and consequently no income was earned or expenses incurred in the first quarter of 2015.

The Corporate and other segment revenues include income from the Company’s investments in the Star Asia Entities. The Star Asia Entities are Tokyo-based real estate holding companies formed to invest in Asian properties and real estate related debt instruments. The Company incurred an unrealized loss of $19 thousand on these investments in the first quarter of 2015, compared to unrealized gains of $344 thousand in the first quarter of 2014 from its investments in these entities. The Company incurred a net loss of $131 thousand from realized and unrealized gains and losses and interest income on other corporate investments in the first quarter of 2015, compared with a total revenue of $273 thousand in the first quarter of 2014. The Company received $2.3 million of cash distributions from the Star Asia Entities in the first quarter of 2015.

Corporate interest expense was $1.4 million in the first quarter of 2015, compared to $1.1 million in the first quarter of 2014. This expense includes the amortization of capitalized costs associated with the Company’s credit agreement with Fortress. Interest expense incurred on the Company’s borrowings under the Fortress line of credit was $1.4 million in the first quarter of 2015, compared to $1.1 million in the first quarter of 2014. Further details of the Company’s borrowings under the Fortress credit agreement are provided in Note 15—Debt, in the accompanying consolidated financial statements.

Corporate operating expenses include payroll, professional fees and other expenses. Payroll expenses, which include salaries, bonuses and benefits totaled $1.7 million in the first quarter of 2015, compared to $1.5 million in the first quarter of 2014. Corporate payroll expense includes the expense of head office management, legal and accounting staff as well as the payroll expense associated with the management of the Company’s tax exempt portfolio. Payroll expenses increased in 2015 as the Company expanded its staff to match the increased scope of its activities.

Corporate professional fees include external legal and audit costs as well as fees paid to affiliate companies for the provision of professional services. Corporate professional fees totaled $2.2 million in the first quarter of 2015 and chiefly comprised audit and legal expenses of $1.4 million, taxation advice and tax filing preparation fees of $125 thousand, consulting and other professional fees of $281 thousand and director fees and expenses of $45 thousand. Also included in corporate professional fees in 2015 are amounts paid to Tricadia and Mariner of $308 thousand for the provision of senior management and finance staff services, legal compliance and information technology services. For further information relating to the payment of fees to Mariner and Tricadia, see Note 21—Related Party Transactions, in the accompanying consolidated financial statements.

Corporate professional fees totaled $764 thousand in the first quarter of 2014 and primarily consisted of audit and legal expenses of $259 thousand, taxation advice and tax filing preparation fees of $109 thousand, consulting fees of $165 thousand and director fees and expenses of $131 thousand. Also included in corporate professional fees in 2014 are amounts paid to Mariner and Tricadia of $272 thousand for the provision of senior management and finance staff services, legal compliance and information technology services.

Other expenses were $619 thousand in the first quarter of 2015 and $438 thousand in the first quarter of 2014. The other expenses primarily consisted of insurance, shareholder support, office rent and other office costs and travel expenses. Other expenses increased in 2015 as a result of the general expansion in the Company’s business activities.

Non-GAAP Financial Measures

Management uses EBITDA and Adjusted EBITDA, which are non-GAAP financial measures. We believe that EBITDA and Adjusted EBITDA provide supplemental information useful to investors as it is frequently used by the financial community to analyze performance period to period, to analyze a company’s ability to service its debt and to facilitate comparison among companies. EBITDA and Adjusted EBITDA are not a measurement of financial performance or liquidity under GAAP; therefore, EBITDA and Adjusted EBITDA should not be considered as an alternative or substitute for GAAP. Our presentation of EBITDA and Adjusted EBITDA may differ from similarly titled non-GAAP financial measures used by other companies. We define EBITDA as GAAP net income of the Company adjusted to add consolidated interest expense, consolidated income taxes and consolidated depreciation and amortization expense as presented in our financial statements and Adjusted EBITDA as EBITDA adjusted to (i) subtract interest expense on asset-specific debt incurred in the ordinary course of our subsidiaries business operations, (ii) adjust for the effect of purchase accounting and (iii) add significant acquisition related costs.

Reconciliation from the Company’s GAAP net income to Non-GAAP financial measures - EBITDA and Adjusted EBITDA
(in thousands)	Three months ended March 31,
	2015	2014
Net (loss) income available to Class A common stockholders	$(979)	$1,626
Add: net (loss) income attributable to noncontrolling interests - Tiptree Financial Partners, L.P.	(860)	2,306
Add: net (loss) attributable to noncontrolling interests - Other	(180)	(330)
Less: net income from discontinued operations	2,345	1,290
Income (loss) from Continuing Operations of the Company	$(4,364)	$2,312
Consolidated interest expense	5,129	2,814
Consolidated income taxes	(1,496)	(652)
Consolidated depreciation and amortization expense	15,464	1,668
EBITDA for Continuing Operations	$14,733	$6,142
Consolidated non-corporate and non-acquisition related interest expense(1)	(1,841)	(1,649)
Effects of Purchase Accounting related to the Fortegra acquisition(2)	(9,483)	—
Significant acquisition related costs(3)	1,349	—
Subtotal Adjusted EBITDA for Continuing Operations of the Company	$4,758	$4,493

Income from Discontinued Operations of the Company(4)	2,345	$1,290
Consolidated interest expense	2,654	2,914
Consolidated income taxes	2,742	1,081
Consolidated depreciation and amortization expense	457	803
EBITDA for Discontinued Operations	$8,198	$6,088
Consolidated non-corporate and non-acquisition related interest expense	—	—
Subtotal Adjusted EBITDA for Discontinued Operations of the Company	$8,198	$6,088

Total Adjusted EBITDA of the Company	$12,956	$10,581

(1)
The consolidated non-corporate and non-acquisition related interest expense is subtracted from EBITDA to arrive at Adjusted EBITDA. This includes interest expense associated with asset-specific debt at subsidiaries in the Specialty Finance and Real Estate. For the quarter ended March 31, 2015, interest expense for the asset-specific debt was $511 thousand for Specialty Finance and $1.3 million for Real Estate totaling $1.8 million (as adjusted above). For the quarter ended March 31, 2014, interest expense for the asset-specific debt was $144 thousand for Specialty Finance, $978 million for Real Estate, and $527 thousand for Corporate and Other segments, totaling $1.6 million (as adjusted above).

(2)
Tiptree’s purchase of Fortegra resulted in a number of purchase accounting adjustments being made as of the date of acquisition, which included setting deferred asset costs to a fair value of zero, modifying deferred revenue liabilities to their respective fair values, and recording a substantial intangible asset representing the value of the acquired insurance policies and contracts reflecting the historical basis of accounting related to the value of business acquired adjustments.

(3)
Significant acquisition related costs in connection with Care’s acquisition of the Royal Portfolio and Greenfield II Portfolio properties included taxes of $504 thousand, legal costs of $414 thousand and $431 thousand of other property acquisition expenses.

(4)	See Note 5—Dispositions, Asset Held for Sale and Discontinued Operations, in the accompanying consolidated financial statements for further discussion of discontinued operations.
Liquidity and Capital Resources

The Company’s principal sources of liquidity are its holdings of cash, cash equivalents and investments and distributions from operating subsidiaries and principal investments, including subordinated notes of CLOs. In April 2015, the Company sold all of the subordinated notes of Telos 2 it held. For 2014, distributions from the subordinated notes of Telos 2 were $7.5 million of the total distributions of $15.7 million of all subordinated notes held by the Company.

At March 31, 2015, the Company had unrestricted cash of $46.4 million. We expect to receive a total of approximately $151.5 million of cash (prior to payment of taxes and transaction expenses) upon the sale of PFG. We are required to use $25 million of the proceeds of the sale of PFG to repay borrowings from Fortress.

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

Consolidated Comparison of Cash Flows

Summary Consolidated Statements of Cash Flows

($ in thousands)	Three months ended March 31,
	2015	2014
Net cash provided by/(used in):
Operating activities	593	26,633
Investing activities	(50,923)	22,104
Financing activities	70,475	(44,470)
Net increase in cash	$20,145	$4,267
The amounts associated with operating, investing and financing activities for the three months ended March 31, 2015 and 2014 from discontinued operations are presented as a component of the Company’s consolidated statements of cash flows.
Operating Activities

Cash provided by operating activities was $593 thousand for the three months ended March 31, 2015, compared to cash provided by operating activities of $26.6 million for the three months ended March 31, 2014. Cash provided by operating activities from VIEs for the three months ended March 31, 2015 was $10.6 million, compared to cash provided of $5.7 million for the three months ended March 31, 2014, a change of $4.9 million. Cash provided by discontinued operations was $31.0 million for the three months ended March 31, 2015, compared to cash used of $0.3 million for March 31, 2014. Excluding the activity attributable to the VIEs and discontinued operations, cash used by operating activities was $41.0 million for the three months ended March 31, 2015, compared to cash provided of $21.2 million for the same period in 2014, a decline of $62.2 million. The change was primarily driven by increases in assets of the Company as of March 31, 2015, as compared with balances as of March 31, 2014, partly offset by increased depreciation and amortization expenses in 2015 and increases in Fortegra’s unearned premiums of $7.2 million in the quarter. The increases in assets held by the Company at March 31, 2015, included loans originated for sale of $22.8 million held by Luxury and an increase in other assets of $56.3 million, which principally consisted of reinsurance receivables, premium receivables and deferred acquisition costs at Fortegra. Depreciation and amortization expense was $15.5 million in the three months ended March 31, 2015, compared to $1.6 million in the three months ended March 31, 2014, an increase of $13.9 million, which was primarily due to increased amortization of intangible assets acquired in conjunction with the expansion of Care joint ventures and amortization of intangible assets acquired with the purchase of Fortegra.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2015 was $50.9 million, compared to cash provided of $22.1 million for the three months ended March 31, 2014, a decline of $73.0 million. Cash provided by VIE investing activities was $34.6 million for the three months ended March 31, 2015, compared with cash provided of $42.0 million for the three months ended March 31, 2014. Excluding VIE investing activity, cash used in investing activities was $85.5 million for the three months ended March 31, 2015, compared to cash used of $20.0 million for the same period in 2014, an increase of $65.5 million. Cash used in investing activities in 2015 was largely comprised of purchases of real estate, purchases of available for sale securities, and acquisitions, net of cash received. These purchases were offset by proceeds from trading securities and loans carried at fair value and proceeds from available for sale securities. Purchases of real estate were $83.7 million in the three months ended March 31, 2015, compared with $0.1 million in the same period 2014, an increase of $83.6 million. The increase in purchases of real estate were largely the result of new joint ventures and triple net lease deals entered into by Care in 2015. Purchases of available for sale securities were $13.5 million in the period ended March 31, 2015 and relate to activity at Fortegra. Net cash used for acquisitions was $3.0 million for the three months ended March 31, 2015, compared to cash provided by acquisitions of $6.7 million in the same period in 2014, a change of $9.7 million. The change was principally related to joint venture and triple net lease deals entered into by Care in 2015. There were no proceeds from the purchases of trading securities for the three month period ended March 31, 2015, compared to $52.4 million in 2014. The decrease in the purchases of trading securities were largely the result of decreased loan warehouse activity in 2015 as compared to 2014. Proceeds from the sales of trading securities and loans carried at fair value were $3.2 million in the three months ended March 31, 2015, compared with proceeds of $35.1 million in the same period of 2014, a decrease of $3

1.9 million. Proceeds from the sales and maturities of available for sale securities were $8.9 million in the three months ended March 31, 2015 and relate to activity at Fortegra.

Financing Activities

Cash provided by financing activities for the period ended March 31, 2015 was $70.5 million, compared to cash used of $44.5 million for the three months ended March 31, 2014, a change of $115.0 million. Cash used in VIE financing activities was $39.2 million for the three months ended March 31, 2015, compared to $43.9 million for the three months ended March 31, 2014. Excluding the activity attributable to VIEs and discontinued operations, cash provided by financing activities for the three months ended March 31, 2015 was $112.1 million compared to cash used in financing activities of $0.9 million during the same period in 2014, a change of $111.2 million. The cash provided by financing activities in the three months ended March 31, 2015, was largely due to the proceeds from loans, net of paydowns. Proceeds from loans, net of paydowns, were $110.4 million in the three months ended March 31, 2015, compared to $0.5 million in three months ended March 31, 2014, an increase of $109.9 million. The increase is largely due to the loans taken on by Care to fund their acquisitions, the Company’s increased borrowings from Fortress, and an increase in borrowings at Luxury.

Contractual Obligations

The table below summarizes Tiptree’s consolidated contractual obligations by period for payments that are due as of March 31, 2015:

($ in thousands)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Mortgage notes payable and related interest (1)	$4,944	$13,528	$45,753	$75,554	$139,779
Trust Preferred Securities (2)	—	—	—	35,000	35,000
Notes payable CLOs (3)	—	—	—	1,763,014	1,763,014
Credit agreement/Revolving line of credit (4)	37,920	46,268	136,500	—	220,688
Operating lease obligations (5)	2,461	6,193	4,603	3,834	17,091
Total	$45,325	$65,989	$186,856	$1,877,402	$2,175,572

(1)
Mortgage notes payable include mortgage notes entered into by Care in connection with its acquisition of several properties and the mortgage note entered into by Luxury Mortgage Corp with the Bank of Danbury (see Note 15—Debt, in the accompanying consolidated financial statements).

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

(4)
On September 18, 2013, Operating Company entered into a credit agreement with Fortress and borrowed $50.0 million under the credit agreement. The credit agreement also included an option for Operating Company to borrow additional amounts up to a maximum aggregate of $125.0 million, subject to satisfaction of certain customary conditions. On January 26, 2015, Tiptree entered into a First Amendment to its existing Fortress credit agreement (the “Amendment”). The Amendment provides for additional term loans in an aggregate principal amount of $25.0 million to Tiptree and will have the same maturity date, margin above LIBOR, principal repayment terms, and conditions and covenants as the existing term loans under the existing Fortress credit agreement, subject to certain exceptions in the Amendment. Tiptree is required to prepay $25.0 million of the loan upon the closing of the PFG sale (see Note 15—Debt, in the accompanying consolidated financial statements).

On July 25, 2013, Siena closed on a line of credit with Wells Fargo Bank. This revolving line is for $65.0 million with an interest rate of LIBOR plus 250 basis points and a maturity date of January 25, 2017. As of March 31, 2015, there was $32.3 million outstanding on this line (see Note 15—Debt, in the accompanying consolidated financial statements).
On December 4, 2014, Fortegra entered into an amended and restated $140.0 million secured credit agreement (the “Credit Agreement”) among: (i) Fortegra and its wholly owned subsidiary LOTS Intermediate Co. (“LOTS”), as borrowers (Fortegra and LOTS, collectively, the “Borrowers”); (ii) the initial lenders named therein; and (iii) Wells Fargo Bank, National Association, as administrative agent, swingline lender, and issuing lender. The Credit Agreement provides for a $50.0 million term loan facility and a $90.0 million revolving credit facility. Subject to earlier termination, the Credit Agreement terminates on December 4, 2019. The weighted average rate paid for the three months ended March 31, 2015 was 3.17%. The Borrowers are required to repay the aggregate outstanding principal amount of the initial $50.0 million term loan facility in consecutive quarterly installments of $1.25 million commencing March 2015.
Fortegra has a $15.0 million revolving line of credit agreement (the “Line of Credit”) with Synovus Bank, entered into on October 9, 2013, with a maturity date of April 30, 2017.  The Line of Credit bears interest at a rate of 300 basis points plus 90-day LIBOR, and is available specifically for the South Bay premium financing product. The weighted average rate paid for the three months ended March 31, 2015 was 3.26%.

(5)
Minimum rental obligation for Tiptree, Care, MFCA, Siena, Luxury and Fortegra office leases. The total rent expense for the Company for the three months ended March 31, 2015 and 2014 was $986 thousand and $570 thousand, respectively.

Tiptree’s subsidiary Siena, issues standby letters of credit for credit enhancements that are required by their borrower’s respective businesses. As of March 31, 2015 there was $4.5 million outstanding relating to these letters of credit.

Critical Accounting Policies and Estimates

The preparation of our financial statements in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. There have been no material changes to the critical accounting policies and estimates as discussed in our 2014 Annual Report on Form 10-K.

Recently Adopted and Issued Accounting Standards

For a discussion of recently adopted and issued accounting standards see the section “Recent Accounting Standards” in Note 2—Summary of Significant Accounting Policies of the notes to the accompanying consolidated financial statements.

Off-Balance Sheet Arrangements

Luxury enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes, as well as commitments to sell real estate loans to various investors. Substantially all of Luxury’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. In addition, Siena issues standby letters of credit to customers which generally guarantee the borrower’s performance. Other than these commitments to originate and sell loans and letters of credit, the Company did not guarantee any obligations of unconsolidated entities, or express intent to provide additional funding to any such entities. Other than the consolidation of Telos 1, Telos 2, Telos 3, Telos 4, Telos 5 and Telos 6, Tiptree does not maintain any other relationships with unconsolidated entities or financial partnerships, special purpose or VIEs, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2015, Tiptree did not guarantee any obligations of unconsolidated entities, enter into any commitments or express intent to provide additional funding to any such entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information contained in this Item.

Item 4. Controls and Procedures

The Company’s management, with the participation of its Co-Chief Executive Officer and Chief Operating Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of March 31, 2015. Based upon that evaluation, the Company’s Co-Chief Executive Officer and Chief Operating Officer have concluded that, solely because of the material weakness in its internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective as of March 31, 2015.

All systems of internal control, no matter how well designed, have inherent limitations. Therefore, even those systems deemed to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

The Company conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the framework in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. If we identify any material weaknesses, the rules do not allow us to conclude that our internal control over financial reporting is effective.

As of March 31, 2015, the Company identified internal control deficiencies relating to the review of (1) the Company’s accounting for income taxes, (2) the presentation and classification of cash flow statement amounts and (3) acquisition related accounting. The Company believes these deficiencies are the result of current staffing levels in the Company’s accounting and finance group, including due to turnover in staff during the quarter. The aggregate of these internal control deficiencies resulted in a material weakness in internal control over financial reporting. The Company made corrections in the current period related to the change in tax benefit, cash flow reclassifications and acquisition related accounting. The Company has determined that corrections in the prior periods were immaterial.

To remediate the material weakness in internal control over financial reporting described above, the Company is executing on its pre-existing plan to replace departed staff and to add additional accounting resources. As of the date of this report, the Company has hired a Vice President, SOX Compliance and Risk Management, a Tax Manager, and a junior accountant. The Company is also in the process of hiring a Chief Financial Officer to replace the Chief Financial Officer that departed in the first quarter of 2015 and has identified and is pursuing the hiring of additional accounting and finance staff to prepare and review information.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Tiptree’s Fortegra subsidiary is a defendant in Mullins v. Southern Financial Life Insurance Co., which was filed on February 2, 2006, in the Pike Circuit Court, in the Commonwealth of Kentucky. A class was certified on June 25, 2010. At issue is the duration or term of coverage under certain policies. The action alleges violations of the Consumer Protection Act and certain insurance statutes, as well as common law fraud. The action seeks compensatory and punitive damages, attorney fees and interest. Plaintiffs filed a Motion for Sanctions on April 5, 2012 in connection with Fortegra's efforts to locate and gather certificates and other documents from Fortegra's agents. While the court did not award sanctions, it did order Fortegra to subpoena certain records from its agents. Although Fortegra appealed the order on numerous grounds, the Kentucky Supreme Court ultimately denied the appeal in April 2014. Consequently, Fortegra has retained a special master to facilitate the collection of certificates and other documents from Fortegra's agents. On January 29, 2015, the trial court issued an Order denying Fortegra’s motion to decertify the class, which Fortegra has appealed. Fortegra has also filed a motion that, if granted, would stay trial court proceedings during the pendency of the class certification appeal. Both the class certification appeal and the motion to stay are currently pending.

Tiptree considers such litigation customary in Fortegra’s lines of business. In management's opinion, based on information available at this time, the ultimate resolution of such litigation, which it is vigorously defending, should not be materially adverse to the financial position, results of operations or cash flows of Tiptree. It should be noted that large punitive damage awards, bearing little relation to actual damages sustained by plaintiffs, have been awarded in certain states against other companies in the credit insurance business. At this time, the Company cannot estimate a range of loss that is reasonably possible.

Tiptree and its subsidiaries are defendants in a consolidated class action in connection with Tiptree’s acquisition of Fortegra, entitled Stein v. Fortegra Financial Corporation, et al., Case No. 16-2014-CA-005825-XXXX-MA in the Circuit Court of the Fourth Judicial Circuit in and for Duval County, State of Florida. The complaint alleged that the merger consideration was inadequate, that the members of Fortegra’s board of directors breached their fiduciary obligations to Fortegra’s stockholders by approving the merger agreement and related agreements, engaging in an unfair sales process and failing to make adequate disclosures to Fortegra’s stockholders, and that the other named defendants aided and abetted the breach of those duties. On April 20, 2015, the court approved a disclosure only settlement pursuant to which the terms of the merger agreement remained unchanged, but Fortegra issued additional supplemental disclosures about the merger to stockholders.

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

Item 1A. Risk Factors

For information regarding factors that could affect our Company, results of operations and financial condition, see the risk factors discussed under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There has been no material change in those risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Recent Sales of Unregistered Securities

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity for the three months ended March 31, 2015 was as follows:

Period	Purchaser	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2015 to January 31, 2015: Open Market Purchases	Tiptree Financial	30,384	$7.66	30,384	$2,227,625
	Michael Barnes	29,906	7.67	29,906	2,232,807
	Total	60,290	$7.66	60,290	$4,460,432

February 1, 2015 to February 28, 2015: Open Market Purchases	Tiptree Financial	15,635	$7.44	15,635	$2,111,282
	Michael Barnes	15,447	7.45	15,447	2,117,706
	Total	31,082	$7.45	31,082	$4,228,988

March 1, 2015 to March 31, 2015: Open Market Purchases	Tiptree Financial	32,730	$6.69	32,730	$1,892,299
	Michael Barnes	32,751	6.69	32,751	1,898,616
	Total	65,481	$6.69	65,481	$3,790,915

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits, Financial Statement Schedules

E

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Tiptree Financial Inc. has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Tiptree Financial Inc.

Date:	May 15, 2015	By:/s/ Geoffrey N. Kauffman
Geoffrey N. Kauffman
Co-Chief Executive Officer

Date:	May 15, 2015	By:/s/ Julia Wyatt
Julia Wyatt
Chief Operating Officer

E

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Operating Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

* Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets for March 31, 2015 and December 31, 2014, (ii) the Consolidated Statements of Operations for the periods ended March 31, 2015 and 2014, (iii) the Consolidated Statements of Comprehensive Income for the periods ended March 31, 2015 and 2014, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the period ended March 31, 2015, (v) the Consolidated Statements of Cash Flows for the periods ended March 31, 2015 and 2014 and (vi) the Notes to the Consolidated Financial Statements.