Form 10-Q
period 2015-06-30
TIPTREE FINANCIAL INC.
filed 2015-08-13
CIK 1393726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly period ended June 30, 2015
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

As of August 10, 2015, there were 33,397,554 shares, par value $0.001, of the registrant’s Class A common stock outstanding and 9,766,537 shares, par value $0.001, of the registrant’s Class B common stock outstanding.

Tiptree Financial Inc.
Quarterly Report on Form 10-Q
June 30, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except shares and per share data)

	As of
	June 30, 2015	December 31, 2014
Assets	(Unaudited)	As adjusted
Cash and cash equivalents – unrestricted	$170,100	$52,987
Cash and cash equivalents – restricted	30,085	28,045
Trading assets, at fair value	31,824	30,163
Investments in available for sale securities, at fair value (amortized cost: $180,683 at June 30, 2015 and $171,679 at December 31, 2014)	179,772	171,128
Mortgage loans held for sale, at fair value (pledged as collateral: $55,498 at June 30, 2015 and $28,049 at December 31, 2014)	56,417	28,661
Investments in loans, at fair value	63,718	2,601
Loans owned, at amortized cost – net of allowance	51,439	36,095
Notes receivable, net	21,647	21,916
Accounts and premiums receivable, net	56,947	39,666
Reinsurance receivables	300,065	264,776
Investments in partially-owned entities	113	2,451
Real estate	208,565	131,308
Intangible assets	103,607	120,394
Other receivables	46,565	36,068
Goodwill	92,118	92,118
Other assets	76,131	36,875
Assets of consolidated CLOs	1,883,030	1,978,094
Assets held for sale	—	5,129,745
Total assets	$3,372,143	$8,203,091
Liabilities and Stockholders’ Equity
Liabilities:
Trading liabilities, at fair value	$22,371	$22,573
Debt	464,372	363,199
Unearned premiums	333,560	299,826
Policy liabilities	69,638	63,365
Deferred revenue	65,594	45,393
Deferred tax liabilities	32,473	45,925
Commissions payable	6,904	12,983
Other liabilities and accrued expenses	135,876	63,928
Liabilities of consolidated CLOs	1,835,238	1,877,377
Liabilities held for sale and discontinued operations	771	5,006,901
Total liabilities	$2,966,797	$7,801,470
Commitments and contingencies (Note 16)

Stockholders’ Equity:
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued or outstanding	$—	$—
Common stock - Class A: $0.001 par value, 200,000,000 shares authorized, 31,764,200 and 31,830,174 shares issued and outstanding respectively	32	32
Common stock - Class B: $0.001 par value, 50,000,000 shares authorized, 9,766,537 and 9,770,367 shares issued and outstanding respectively	10	10
Additional paid-in capital	271,189	271,090
Accumulated other comprehensive income	(265)	(49)
Retained earnings	25,758	13,379
Total stockholders’ equity of Tiptree Financial Inc.	296,724	284,462
Non-controlling interests (including $92,968 and $90,144 attributable to Tiptree Financial Partners, L.P., respectively)	108,622	117,159
Total stockholders’ equity	405,346	401,621
Total liabilities and stockholders’ equity	$3,372,143	$8,203,091
See accompanying notes to consolidated financial statements.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)
(in thousands, except shares and per share data)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues:		As adjusted		As adjusted
Net realized and unrealized gains (losses) on investments	$443	$(29)	$222	$875
Net realized and unrealized gains on mortgage pipeline and associated hedging instruments	368	105	719	190
Interest income	2,867	3,184	5,163	7,176
Net credit derivative losses	(444)	(1,257)	(534)	(1,521)
Service and administrative fees	25,545	—	47,472	—
Ceding commissions	10,148	—	20,085	—
Earned premiums, net	39,707	—	77,060	—
Gain on sale of loans held for sale, net	4,005	1,759	6,598	2,734
Loan fee income	1,882	980	3,281	1,409
Rental revenue	11,191	4,383	20,560	8,839
Other income	3,467	515	6,563	804
Total revenue	99,179	9,640	187,189	20,506

Expenses:
Interest expense	6,194	2,643	11,323	5,457
Payroll and employee commissions	23,429	7,297	43,770	13,012
Commission expense	23,927	—	40,455	—
Member benefit claims	8,240	—	15,819	—
Net losses and loss adjustment expenses	12,926	—	25,376	—
Professional fees	3,671	1,916	8,299	2,990
Depreciation and amortization expenses	11,359	1,662	26,823	3,330
Acquisition costs	—	—	1,349	—
Other expenses	12,929	2,437	24,073	5,015
Total expense	102,675	15,955	197,287	29,804

Results of consolidated CLOs:
Income attributable to consolidated CLOs	19,033	18,083	34,696	32,698
Expenses attributable to consolidated CLOs	17,117	11,012	32,038	20,984
Net Income attributable to consolidated CLOs	1,916	7,071	2,658	11,714
(Loss) income before taxes from continuing operations	(1,580)	756	(7,440)	2,416
Less: Provision (benefit) for income taxes	(371)	(1,080)	(1,867)	(1,732)
(Loss) income from continuing operations	(1,209)	1,836	(5,573)	4,148

Discontinued operations:
Income from discontinued operations, net	4,654	2,186	6,999	3,476
Gain on sale of discontinued operations, net	16,349	—	16,349	—
Discontinued operations, net	21,003	2,186	23,348	3,476
Net income before non-controlling interests	19,794	4,022	17,775	7,624
Less: net income attributable to noncontrolling interests - Tiptree Financial Partners, L.P.	4,735	2,245	3,875	4,551
Less: net income (loss) attributable to noncontrolling interests - Other	97	(262)	(83)	(592)
Net income available to common stockholders	$14,962	$2,039	$13,983	$3,665

Net income (loss) per Class A common share:
Basic, continuing operations, net	$(0.03)	$0.14	$(0.11)	$0.27
Basic, discontinued operations, net	0.50	0.05	0.55	0.08
Net income basic	0.47	0.19	0.44	0.35

Diluted, continuing operations, net	(0.03)	0.14	(0.11)	0.27
Diluted, discontinued operations, net	0.50	0.05	0.55	0.08
Net income dilutive	$0.47	$0.19	$0.44	$0.35

Weighted average number of Class A common shares:
Basic	31,881,904	10,617,863	31,962,065	10,602,311
Diluted	31,881,904	10,617,863	31,962,065	10,602,311
See accompanying notes to consolidated financial statements.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
		As adjusted		As adjusted
Net income before non-controlling interests	$19,794	$4,022	$17,775	$7,624

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding (losses) gains arising during the period	(2,292)	112	(645)	200
Related tax benefit (expense)	808	(39)	223	(70)
Reclassification of losses (gains) included in net income	56	19	41	14
Related tax expense (benefit)	(19)	(7)	(14)	(5)
Unrealized (losses) gains on available-for-sale securities, net of tax	(1,447)	85	(395)	139

Interest rate swap:
Unrealized (loss) on interest rate swap	(55)	—	(289)	—
Related tax benefit	19	—	101	—
Reclassification of losses included in net income	283	—	564	—
Related tax (benefit)	(99)	—	(197)	—
Unrealized gain on interest rate swap, net of tax	148	—	179	—

Other comprehensive (loss) income, net of tax	(1,299)	85	(216)	139
Comprehensive income	18,495	4,107	17,559	7,763
Less: net income attributable to noncontrolling interests - Tiptree Financial Partners, L.P.	4,735	2,245	3,875	4,551
Less: net income (loss) attributable to noncontrolling interests - Other	97	(262)	(83)	(592)
Total comprehensive income available to common stockholders	$13,663	$2,124	$13,767	$3,804

See accompanying notes to consolidated financial statements

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands, except shares)

	Number of Shares		Par Value
	Class A	Class B	Class A	Class B	Additional paid in capital	Accumulated other comprehensive income (loss)	Retained earnings	Non-controlling interests - Tiptree Financial Partners, L.P.	Non-controlling interests - Other	Total
					As adjusted		As adjusted		As adjusted	As adjusted
Balance at December 31, 2014	31,830,174	9,770,367	$32	$10	$271,090	$(49)	$13,379	$90,144	$27,015	$401,621
Stock-based compensation to directors, employees and other persons for services rendered	270,025	—	—	—	2,097	—	—	—	—	2,097
Class A shares issued and Class B shares redeemed due to TFP unit redemptions	3,830	(3,830)	—	—	—	—	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	—	(216)	—	—	—	(216)
Non-controlling interest contributions to Care subsidiary	—	—	—	—	—	—	—	—	2,229	2,229
Non-controlling interest distributions from Care subsidiary	—	—	—	—	—	—	—	—	(227)	(227)
Shares purchased under stock purchase plan	(339,829)	—	—	—	(2,393)	—	—	—	—	(2,393)
Reduction in non-controlling interest due to PFG Disposition	—	—	—	—	—	—	—	—	(7,771)	(7,771)
Net changes in non-controlling interest	—	—	—	—	395	—	—	(563)	(5,509)	(5,677)
Dividends declared	—	—	—	—	—	—	(1,604)	(488)	—	(2,092)
Net (loss) income	—	—	—	—	—	—	13,983	3,875	(83)	17,775
Balance at June 30, 2015	31,764,200	9,766,537	$32	$10	$271,189	$(265)	$25,758	$92,968	$15,654	$405,346

See accompanying notes to consolidated financial statement

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six months ended June 30,
	2015	2014
		As adjusted
Cash flows from operating activities:
Net income available to common stockholders	$13,983	$3,665
Net income attributable to noncontrolling interests - Tiptree Financial Partners, L.P.	3,875	4,551
Net (loss) attributable to noncontrolling interests - Other	(83)	(592)
Net income	17,775	7,624
Discontinued operations, net	(23,348)	(3,476)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized and unrealized (gain) loss	(7,106)	(2,178)
Non cash compensation expense	—	547
Increase in non cash interest from investments in loans	—	(198)
Amortization/accretion of premiums and discounts	1,315	(141)
Depreciation and amortization expense	26,823	3,410
Provision for loan losses	140	—
Amortization and write off of deferred financing costs	457	91
Increase in unearned premiums from acquisitions	33,735	—
Increase in other liabilities and accrued expenses	50,225	64,779
Loss/(income) from investments in partially-owned entities, net	63	(680)
Loans originated for sale	(379,583)	(165,730)
Proceeds from sale of loans	358,729	164,962
Increase in reinsurance receivables	(35,289)	—
Deferred tax expense	(11,156)	(3,209)
(Increase) in other assets	(57,452)	(4,067)
Increase in unpaid claims	7,541	—
(Decrease) in policy holder accounts	(1,268)	—
Operating activities from CLOs	17,004	(625)
Cash (used in) provided by operating activities - continuing operations	(1,395)	61,109
Cash provided by (used in) operating activities - discontinued operations	(6,198)	(3,633)
Net cash (used in) provided by operating activities	(7,593)	57,476
Cash flows from investing activities:
Purchases of trading securities and loans carried at fair value	(64,159)	(203,313)
Proceeds from sales of trading securities and loans carried at fair value	3,240	248,603
Purchases of available for sale securities	(28,373)	—
Proceeds from maturities, calls, and prepayments of available for sale securities	16,405	—
Proceeds from sales of available for sale securities	1,733	—
Purchases of derivatives	—	(986)
Purchases of real estate	(83,698)	(96)
Purchases of fixed assets	(2,211)	(17)
Net proceeds from the sale of subsidiaries	113,807	—
Proceeds from loan repayments/disposal of loans	1,069	648
(Decrease) increase in restricted cash	(2,040)	3,601
Acquisitions, net cash	(3,000)	6,689
Change in noncontrolling interest	2,003	—
Proceeds from distributions paid by partially owned entities	2,275	210
Change due to consolidation of trusts	—	(69)
Investing activities from CLOs	57,991	(298,199)
Cash provided by (used in) investing activities - continuing operations	15,042	(242,929)
Cash provided by investing activities from discontinued operations	11,866	8,423
Net cash provided by (used in) investing activities	26,908	(234,506)

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six months ended June 30,
	2015	2014
		As adjusted
Cash flows from financing activities:
Dividends paid	(2,094)	—
Payment of debt issuance costs	(1,839)	(264)
Proceeds from loans and mortgage notes payable	499,921	219,856
Principal paydowns of loans and mortgage notes payable	(398,835)	(318,072)
Proceeds from issuance of common units of subsidiaries	1,772	—
Repurchase of common stock	(2,393)	—
Financing activities from CLOs	(22,095)	280,003
Cash provided by financing activities - continuing operations	74,437	181,523
Cash (used in) financing activities - discontinued operations	(5,000)	(3,000)
Net cash provided by financing activities	69,437	178,523
Net increase in cash	88,752	1,493
Cash and cash equivalents – unrestricted – beginning of period	81,348	120,557
Cash and cash equivalents – unrestricted – end of period	170,100	122,050
Less: Reclassification of cash to assets held for sale	—	24,702
Cash and cash equivalents of continuing operations – unrestricted – end of period	$170,100	$97,348

Noncash investing and financing activities:
Capital change due to equity compensation	$2,097	$578
Net assets related to acquisitions	$—	$(3,275)

See accompanying notes to consolidated financial statements.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015
(in thousands, except shares and per share data)

Basis of Presentation
The accompanying unaudited consolidated financial statements of Tiptree Financial Inc. (Tiptree and, together with its consolidated subsidiaries, collectively, the Company) have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP). The consolidated financial statements are presented in U.S. dollars, the main operating currency of the Company. The unaudited consolidated financial statements presented herein should be read in conjunction with the annual audited financial statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2014. In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, including normal recurring adjustments necessary to present fairly the Company’s financial position, results of operations, comprehensive income and cash flows for each of the interim periods presented. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the full year ending on December 31, 2015.

(1) Organization

Tiptree is a Maryland Corporation that was incorporated on March 19, 2007. Until July 1, 2013, Tiptree operated under the name Care Investment Trust Inc. (which, for the period prior to July 1, 2013, we refer to as Care Inc.). Tiptree is a diversified holding company which conducts its operations through Tiptree Operating Company, LLC (the Operating Company). Tiptree’s primary focus is on five reporting segments: insurance and insurance services, specialty finance, real estate, asset management, and corporate and other.

As of June 30, 2015, Tiptree owns, directly or indirectly, approximately 77% of the assets of Operating Company with the remaining 23% held by non-controlling shareholders through their interests in Tiptree Financial Partners, L.P. (TFP). The limited partners of TFP (other than Tiptree itself) have the ability to exchange TFP partnership units for Tiptree Class A common stock at a rate of 2.798 shares of Class A common stock per partnership unit. The percentage of TFP (and therefore Operating Company) owned by Tiptree may increase in the future to the extent TFP’s limited partners choose to exchange their limited partnership units of TFP for Class A common stock of Tiptree.
Tiptree’s Class A Common Stock is traded on the NASDAQ Capital Market under the symbol “TIPT”.

2015 Transactions

On January 1, 2015, Fortegra exercised an option to purchase the remaining 37.6% ownership interest in ProtectCELL it did not own and now owns 100% of ProtectCELL. Fortegra made an initial payment of $3,000 to exercise the option, with the remaining amount payable upon final determination of the option purchase price.

On January 26, 2015, Tiptree entered into a first amendment to its existing credit agreement with Fortress Credit Corp. (Fortress) (the Amendment), providing for additional term loans in an aggregate principal amount of $25,000 to Tiptree. Tiptree repaid $25,000 of all aggregate outstanding loans under the Fortress credit agreement upon the closing of the sale of Philadelphia Financial Group Inc. (PFG) on June 30, 2015.

On February 9, 2015, affiliates of Care entered into a joint venture to own and operate five seniors housing communities with affiliates of Royal Senior Care Management LLC (Royal). The joint venture acquired the communities for $30,052. Affiliates of Care own an 80% interest in the joint venture, while affiliates of Royal own the remaining 20% interest and provide management services to the communities under management contracts. In connection with the acquisition, Care and Royal secured a $22,500 five year loan (subject to a holdback), which includes 36 months of interest only payments and an additional $2,000 commitment that will be available between February 9, 2016 and February 9, 2019, subject to certain conditions.

On March 30, 2015, affiliates of Care acquired six seniors housing communities for $54,788. The properties are leased to affiliates of Greenfield Holdings, LLC that will operate the properties. In connection with the acquisition, Care secured a $39,500, 10 year loan (subject to a holdback), which includes 18 months of interest only payments. As of June 30, 2015, the loan had an aggregate balance of $38,700.

On May 5, 2015, Tiptree invested $25,000 in Telos Credit Opportunities Fund, L.P., a leveraged loan fund managed by Tiptree’s Telos Asset Management LLC subsidiary.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015
(in thousands, except shares and per share data)

On May 5, 2015, Tiptree, through a Delaware statutory trust, invested approximately $9,726 in a pool of non-performing residential real estate mortgages and entered into an agreement with an asset management firm to service the portfolio. As of June 30, 2015, the Company’s investments included $60 of foreclosed residential real estate property and $9,351 of loans collateralized by real estate in the process of foreclosure.

On June 30, 2015, Tiptree completed the sale of all of the issued and outstanding capital stock of PFG Holdings Acquisition Corp. (PHAC) and Philadelphia Financial Group, Inc. (PFG) to PFG Acquisition Corp. (Buyer), an entity affiliated with The Blackstone Group L.P. Tiptree received cash consideration of $142,837 for its equity interests in PHAC and PFG. Under the Purchase Agreement, Buyer will pay to Tiptree an additional amount of approximately $7,341, one-third of which will be made on the first anniversary of the closing and two-thirds of which will be made on the second anniversary of the closing.

2014 Transactions
In December 2014, the Company completed the acquisition of Fortegra Financial Corporation (Fortegra), and paid $211,740 for 100% ownership. Fortegra is consolidated within the Company’s insurance and insurance services segment. The assets acquired were valued at $771,559, which includes $115,000 of intangible assets and $90,213 of goodwill.

In December 2014, affiliates of Care entered into a joint venture to own and operate an additional seniors housing community with affiliates of Heritage. Affiliates of Care own an 80% interest in the joint venture, while affiliates of Heritage own the remaining 20% interest and continue to provide management services to the communities under a management contract.

In October 2014, affiliates of Care entered into a joint venture to own and operate three seniors housing communities with affiliates of Greenfield. Care owns an 80% interest in the joint venture, while affiliates of Greenfield own the remaining 20% interest and provide management services to the communities under a management contract.

The Company completed the acquisition of 67.5% of Luxury Mortgage Corp. (Luxury) in January 2014. Luxury is consolidated within the Company’s financial statements and is reported within Tiptree’s specialty finance segment.

(2) Summary of Significant Accounting Policies

Basis of Presentation
The unaudited interim consolidated financial statements of the Company have been prepared using the accounting policies set forth in Note 2 of the Notes to Consolidated Financial Statements included in the Company’s 2014 Annual Report on Form 10-K.

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

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015
(in thousands, except shares and per share data)

Discontinued Operations
As a result of recent accounting guidance (see ASU 2014-08 below), for periods beginning on or after December 15, 2014, the results of operations of a business of the Company that have either been disposed of or are classified as held-for-sale are reported in discontinued operations if the disposal of the business represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. For such businesses that have been disposed of prior to December 15, 2014, the Company presents the operations of the business as discontinued operations, and retrospectively reclassifies operating results for all prior periods presented. The Company carries assets and liabilities held for sale at the lower of carrying value on the date the asset is initially classified as held for sale or fair value less costs to sell. At the time of reclassification to held for sale, the Company ceased recording depreciation on assets transferred.

Comprehensive Income (Loss)
Comprehensive income (loss) includes net income (loss) and other items of comprehensive income (loss). These other items are generally comprised of unrealized gains and losses on investment securities classified as available-for-sale and unrealized gains and losses on interest rate swaps, net of the related tax effects.

Recent Accounting Standards

Recently Adopted Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40), Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure. This amendment clarifies when an in substance repossession or foreclosure has occurred. Additionally, this amendment requires disclosure of the amount of foreclosed residential real estate property held and the recorded investment in consumer mortgage loans collateralized by residential real estate that are in the process of foreclosure. The adoption of ASU 2014-04 did not have an impact on the Company's consolidated financial position, results of operations and cash flows.
In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. These amendments change the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. In addition, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information. ASU 2014-08 is effective for the first quarter of 2015 for the Company. The effects of applying the revised guidance will vary based upon the nature and size of future disposal transactions. It is expected that fewer disposal transactions will meet the new criteria to be reported as discontinued operations.

In August 2014, the FASB issued ASU 2014-13, Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity. This pronouncement is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. ASU 2014-13 provides for a measurement alternative whereby a company can measure both the financial assets and financial liabilities of its CLOs using the more observable of the fair value of the financial assets and the fair value of the financial liabilities. The Company elected to early adopt ASU 2014-13 for the year ended December 31, 2014 as it pertains to the CLOs it consolidates and elected to apply it retrospectively to all relevant prior periods. The application of this new guidance resulted in adjustments to certain balances in the previously issued consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows for the year ended December 31, 2014, as well as for the interim periods ending March 31, 2014, June 30, 2014, and September 30, 2014. Please see Note 3—Out of Period Adjustments, Changes in Accounting Principles and Reclassifications, for more information on the ASU 2014-13 adoption.

In May 2015, the FASB issued ASU 2015-08, Business Combinations (Topic 805): Pushdown Accounting—Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115  (SEC Update). ASU 2015-08 removes references to the SEC’s SAB Topic 5.J on pushdown accounting from ASC 805-50. The Commission’s Staff Accounting Bulletin, "SAB" 115 had superseded the guidance in SAB Topic 5.J in connection with the FASB’s November 2014 release of ASU 2014-17. The amendments in ASU 2015-08 therefore conform to the FASB’s guidance on pushdown accounting with the SEC’s. The amendments are effective upon issuance (May 12, 2015). The adoption of this standard did not have a material impact on the Company's consolidated financial position, results of operations and cash flows.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015
(in thousands, except shares and per share data)

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this standard affects any entity that either enters into contracts with customers to transfer goods and services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This standard was originally effective for the Company on January 1, 2017. On July 9, 2015, the FASB decided to delay the effective date of ASU 2014-09 by one year. Reporting entities may choose to adopt the standard as of the original effective date. The deferral results in ASU 2014-09 being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is currently reviewing ASU 2014-09 and is assessing the potential effects on its consolidated financial position, results of operations and cash flows.

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

In January 2015, the FASB issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The pronouncement eliminates the concept of extraordinary items from GAAP. However, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. ASU 2015-01 will be effective for the annual and interim periods beginning after December 15, 2015 with early adoption permitted. The Company is currently evaluating the effect upon its financial statements.

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

In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), which eliminates the requirement for entities to categorize within the fair value hierarchy investments for which fair values are measured at net asset value (NAV) per share (FASB ASC Subtopic 820-10).  ASU 2015-07 also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the NAV per share practical expedient, instead limiting disclosures to investments for which the entity has elected the expedient.  ASU 2015-07 is effective for the Company on January 1, 2016 and early adoption is permitted and retrospective adoption is required.  The Company is currently evaluating the effect upon its financial statements.

In May 2015, the FASB issued ASU 2015-09, Financial Services—Insurance (Topic 944): Disclosures about Short-Duration Contracts, which expands the disclosure requirements for insurance companies that issue short-duration contracts (typically one year or less) to provide users with additional disclosures about the liability for unpaid claims and claim adjustment expenses and to increase the transparency of the significant estimates management makes in measuring those liabilities. In addition, the disclosures will serve to increase insight into an insurance entity’s ability to underwrite and anticipate costs associated with claims as well as provide users of the financial statements a better understanding of the amount and uncertainty of cash flows arising from insurance liabilities, the nature and extent of risks on short-duration contracts and the timing of cash flows arising from insurance liabilities. ASU 2015-09 will be effective for the Company for the annual period beginning after December 15, 2015, and for interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the effect upon its financial statements.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015
(in thousands, except shares and per share data)

In June 2015, the FASB issued ASU 2015-10, Technical Corrections and Improvements, which covers a wide range of Topics in the Codification. The amendments in ASU 2015-10 represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost on most entities. Amendments with transition guidance are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. All other amendments are effective upon the ASU’s issuance (June 12, 2015). The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial position, results of operations and cash flows.

(3) Out of Period Adjustments, Changes in Accounting Principles and Reclassifications

Management is presenting these tables to provide a clear understanding of out of period adjustments, the adoption of accounting principles and reclassifications to the Company’s historical results for the three and six months ended June 30, 2014.

As it relates to the statement of income for the year ended June 30, 2015, the Company has revised its prior year financial statements for an immaterial uncorrected misstatement. The revision, related to the Company’s real estate segment, increased depreciation and amortization expense by $1,704, and decreased net (loss) income attributable to noncontrolling interests - Tiptree Financial Partners, L.P. by $1,016 and decreased net (loss) income attributable to noncontrolling interests - Other by $340. The effects of these adjustments are presented below.

As it relates to the Statements of Cash Flows, the Company has revised its prior year presentation for an immaterial uncorrected misstatement. This revision, related to the presentation of its activities from CLOs, reduced operating activities from CLOs by $43,162 and increased investing activities from CLOs by $43,162.
As mentioned in Note 2, in the Annual Report on Form 10-K for 2014, the Company elected to early adopt ASU 2014-13, Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity. The effects of these adjustments are presented below.

The sale of PFG is a transaction that qualifies to be treated as discontinued operations. This reclassification is reflected below (see Note 5—Dispositions, Assets Held for Sale and Discontinued Operations).

Certain prior period amounts have been reclassified to conform to the current year presentation. These amounts are identified under the reclassification heading in the tables below.

For the three months ended June 30, 2014
	As previously filed	Out of period adjustments	ASU 2014-13 adoption	Discontinued operations	Reclassifications(1)	As adjusted
Revenues:
Net realized (loss) gain on investments	$(1,044)	$—	$—	$5	$1,039	$—
Change in unrealized appreciation on investments	(227)	—	—	(14)	241	—
Income from investments in partially owned entities	336	—	—	—	(336)	—
Net realized and unrealized gains	(935)	—	—	(9)	944	—

Net realized and unrealized gains from investments	—	—	—	—	(29)	(29)
Net realized and unrealized gains on mortgage pipeline and associated hedging instruments	—	—	—	—	105	105
Interest income	4,938	—	—	(1,145)	(609)	3,184
Gain on sale of loans held for sale, net	1,782	—	—	—	(23)	1,759
Net Credit derivative losses	—	—	—	—	(1,257)	(1,257)
Separate account fees	5,525	—	—	(5,525)	—	—
Administrative service fees	12,589	—	—	(12,589)	—	—
Loan fee income	—	—	—	—	980	980
Rental revenue	4,393	—	—	—	(10)	4,383
Other income	1,137	—	—		(622)	515

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015
(in thousands, except shares and per share data)

For the three months ended June 30, 2014
	As previously filed	Out of period adjustments	ASU 2014-13 adoption	Discontinued operations	Reclassifications(1)	As adjusted
Total revenue	29,429	—	—	(19,268)	(521)	9,640
Expenses:
Interest expense	6,259	—	—	(2,896)	(720)	2,643
Payroll expense	12,513	—	—	(4,788)	(428)	7,297
Professional fees	2,824	—	—	(734)	(174)	1,916
Change in future policy benefits	1,072	—	—	(1,072)	—	—
Mortality expenses	2,583	—	—	(2,583)	—	—
Commission expense	174	—	—	(584)	410	—
Depreciation and amortization expenses	1,803	852	—	(937)	(56)	1,662
Other expenses	3,901	—	—	(1,911)	447	2,437
Total expenses	31,129	852	—	(15,505)	(521)	15,955
Results of consolidated CLOs:
Income attributable to consolidated CLOs	12,849	—	5,234	—	—	18,083
Expenses attributable to consolidated CLOs	14,997	—	(3,985)	—	—	11,012
Net (loss) income attributable to consolidated CLOs	(2,148)	—	9,219	—	—	7,071
(Loss) income before taxes from continuing operations	(3,848)	(852)	9,219	(3,763)	—	756
Provision (benefit) for income taxes	497	—	—	(1,577)	—	(1,080)
(Loss) income from continuing operations	(4,345)	(852)	9,219	(2,186)	—	1,836
Discontinued operations:
Income from discontinued operations, net	—	—	—	2,186	—	2,186
Discontinued operations, net	—	—	—	2,186	—	2,186
Net (loss) income before noncontrolling interest	(4,345)	(852)	9,219	—	—	4,022
Less: net (loss) income attributable to noncontrolling interests	(747)	—	449	—	298	—
Less net (loss) income attributable to VIE subordinated noteholders	(4,669)	—	4,669	—	—	—
Less: net (loss) income attributable to noncontrolling interests - Tiptree Financial Partners, L.P.	—	(508)	2,753	—	—	2,245
Less: net (loss) income attributable to noncontrolling interests - Other	—	(170)	206	—	(298)	(262)
Net income available to common stockholders	$1,071	$(174)	$1,142	$—	$—	$2,039

Basic, continuing operations, net	$0.10	$(0.02)	$0.11	$(0.05)	$—	$0.14
Basic, discontinued operations, net	—	—	—	0.05	—	0.05
Net income basic	$0.10	$(0.02)	$0.11	$—	$—	$0.19

Diluted, continuing operations, net	$0.10	$(0.02)	$0.11	$(0.05)	$—	$0.14
Diluted, discontinued operations, net	—	—	—	0.05	—	0.05
Net income, diluted	$0.10	$(0.02)	$0.11	$—	$—	$0.19

For the six months ended June 30, 2014
	As previously filed	Out of period adjustments	ASU 2014-13 adoption	Discontinued operations	Reclassifications (1)	As adjusted
Revenues:

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015
(in thousands, except shares and per share data)

For the six months ended June 30, 2014
	As previously filed	Out of period adjustments	ASU 2014-13 adoption	Discontinued operations	Reclassifications (1)	As adjusted
Net realized (loss) gain on investments	$(902)	$—	$—	$—	$902	$—
Change in unrealized appreciation on investments	289	—	—	(14)	(275)	—
Income from investments in partially owned entities	680	—	—	—	(680)	—
Net realized and unrealized gains	67	—	—	(14)	(53)	—

Net realized and unrealized gains from investments	—	—	—	—	875	875
Net realized and unrealized gains on mortgage pipeline and associated hedging instruments	—	—	—	—	190	190
Interest income	10,301	—	—	(2,333)	(792)	7,176
Gain on sale of loans held for sale, net	2,734	—	—	—	—	2,734
Net Credit derivative losses	—	—	—	—	(1,521)	(1,521)
Separate account fees	11,012	—	—	(11,012)	—	—
Administrative service fees	24,941	—	—	(24,941)	—	—
Loan fee income	—	—	—	—	1,409	1,409
Rental revenue	8,839	—	—	—	—	8,839
Other income	1,867	—	—	(1)	(1,062)	804
Total revenue	59,761	—	—	(38,301)	(954)	20,506
Expenses:
Interest expense	12,221	—	—	(5,810)	(954)	5,457
Payroll expense	23,083	—	—	(10,071)	—	13,012
Professional fees	3,914	—	—	(924)	—	2,990
Change in future policy benefits	2,197	—	—	(2,197)	—	—
Mortality expenses	5,225	—	—	(5,225)	—	—
Commission expense	1,158	—	—	(1,158)	—	—
Depreciation and amortization expenses	3,366	1,704	—	(1,740)	—	3,330
Other expenses	10,057	—	—	(5,042)	—	5,015
Total expenses	61,221	1,704	—	(32,167)	(954)	29,804
Results of consolidated CLOs:
Income attributable to consolidated CLOs	24,835	—	7,863	—	—	32,698
Expenses attributable to consolidated CLOs	28,989	—	(8,005)	—	—	20,984
Net (loss) income attributable to consolidated CLOs	(4,154)	—	15,868	—	—	11,714
(Loss) income before taxes from continuing operations	(5,614)	(1,704)	15,868	(6,134)	—	2,416
Provision (benefit) for income taxes	926	—	—	(2,658)	—	(1,732)
(Loss) income from continuing operations	(6,540)	(1,704)	15,868	(3,476)	—	4,148
Discontinued operations:
Income from discontinued operations, net	—	—	—	3,476	—	3,476
Discontinued operations, net	—	—	—	3,476	—	3,476
Net (loss) income before noncontrolling interest	(6,540)	(1,704)	15,868	—	—	7,624
Less: net (loss) income attributable to noncontrolling interests	(449)		449	—	—	—
Less net (loss) income attributable to VIE subordinated noteholders	(8,187)	—	8,187	—	—	—

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015
(in thousands, except shares and per share data)

For the six months ended June 30, 2014
	As previously filed	Out of period adjustments	ASU 2014-13 adoption	Discontinued operations	Reclassifications (1)	As adjusted
Less: net (loss) income attributable to noncontrolling interests - Tiptree Financial Partners, L.P.	—	(1,016)	5,567	—	—	4,551
Less: net (loss) income attributable to noncontrolling interests - Other	—	(340)	(252)	—	—	(592)
Net income available to common stockholders	$2,096	$(348)	$1,917	$—	$—	$3,665

Basic, continuing operations, net	$0.20	$(0.03)	$0.18	$(0.08)	$—	$0.27
Basic, discontinued operations, net	—	—	—	0.08	—	0.08
Net income basic	$0.20	$(0.03)	$0.18	$—	$—	$0.35

Diluted, continuing operations, net	$0.20	$(0.03)	$0.18	$(0.08)	$—	$0.27
Diluted, discontinued operations, net	—	—	—	0.08	—	0.08
Net income, diluted	$0.20	$(0.03)	$0.18	$—	$—	$0.35

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

Recording of the Preliminary Value of Assets Acquired and Liabilities Assumed

The consideration for the acquisition of Fortegra was funded through the Company’s cash on hand of $91,740 and borrowings of $120,000. The purchase price of Fortegra was largely determined on the basis of management’s expectations of future earnings and cash flows, resulting in the recognition of goodwill. The preliminary purchase price allocation below has been developed based on preliminary estimates of and subsequent adjustments to fair value using the historical financial statements of Fortegra as of the acquisition date. In addition, the allocation of the purchase price to intangible assets is based on preliminary fair value estimates and subject to the completion of management’s final analysis.

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

During 2015, the Company received the preliminary valuation study prepared by an external valuation expert for identifiable intangible assets and goodwill for the 2014 acquisition of Fortegra. Accordingly, the consolidated balance sheet at December 31, 2014, has been retrospectively adjusted to include the effect of the measurement period adjustments as required under ASC Topic 805 for the Fortegra purchase. Adjustments were recorded to the values of intangible assets and goodwill based upon

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015
(in thousands, except shares and per share data)

completion of valuation models in the studies and the refinement of assumptions supporting those models as presented in the valuation studies.

Using this preliminary valuation study, during 2015, the Company decreased the balance of goodwill as of December 4, 2014 by $3,229 and increased other intangibles assets by $500 with corresponding decreases of $6,270 to other liabilities and accrued expenses and $105 to non-controlling interests, as shown in the table below. See Note 12—Identifiable Intangible Assets and Goodwill, for more information on the retrospective measurement period adjustments made in 2015 to Fortegra’s December 4, 2014 balances. The Fortegra acquisition determinations are preliminary, mainly due to ongoing review of the preliminary studies.

The following table presents the preliminary determination of the fair value amounts for the identifiable assets acquired, liabilities assumed, and goodwill recorded as of the acquisition date of Fortegra including the effects of the retrospective measurement period adjustments recorded in 2015, as discussed above:

December 4, 2014
Preliminary Fair Values
As adjusted
Assets:
Cash and cash equivalents – unrestricted	$24,906
Cash and cash equivalents – restricted	6,693
Investments in available for sale securities, at fair value	166,839
Notes receivable, net	17,775
Accounts and premiums receivable, net	40,762
Reinsurance receivables	258,179
Other assets	51,192
Intangible assets	115,000
Liabilities:
Debt	43,548
Unearned premiums	290,029
Policy liabilities	63,435
Deferred revenue	39,122
Deferred tax liability	38,208
Other liabilities and accrued expenses (1)	79,227
Net assets acquired	127,777
Non-controlling interests	(6,250)
Goodwill	90,213
$211,740
Consideration:
Cash	$91,740
Debt	120,000
Total consideration paid	$211,740
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

(5) Dispositions, Assets Held for Sale and Discontinued Operations

On June 30, 2015, the Company completed the previously announced sale of its PFG subsidiary. The Company received total cash of $142,837 and will receive two future payments over the next two years totaling approximately $7,341. The gain on the sale net of tax, was approximately $16,349, which is classified as a gain on sale from discontinued operations.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015
(in thousands, except shares and per share data)

The Company has reclassified the income and expenses attributable to PFG to income from discontinued operations, net for the three months and six months ended June 30, 2015 and June 30, 2014. See Note 2—Summary of Significant Accounting Policies, for more information.

The following table represents detail of revenues and expenses of discontinued operations in the consolidated statements of operations for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues:
Net realized gain on investments	$131	$9	$151	$14
Interest income	1,041	1,145	2,215	2,333
Separate account fees	6,480	5,525	12,706	11,012
Administrative service fees	12,726	12,589	25,385	24,941
Other income	—	—	2	1
Total Revenues	20,378	19,268	40,459	38,301
Expenses:
Interest expense	2,572	2,896	5,226	5,810
Payroll expense	4,474	4,788	9,086	10,071
Professional fees	1,758	734	2,077	924
Change in future policy benefits	4,586	1,072	5,688	2,197
Mortality expenses	(1,082)	2,583	1,723	5,225
Commission expense	(38)	584	770	1,158
Depreciation and amortization expenses	404	937	862	1,740
Other expenses	1,996	1,911	4,232	5,042
Total expenses	14,670	15,505	29,664	32,167
Less: Provision for income taxes	1,054	1,577	3,796	2,658
Income from discontinued operations, net	$4,654	$2,186	$6,999	$3,476
See Note 17—Fair Value of Financial Instruments, for information regarding the leveling of assets and liabilities held for sale.
The following table presents the cash flows from discontinued operations for the periods indicated:

	Six months ended June 30,
	2015	2014
Net cash (used in)/provided by:
Operating activities	$(6,198)	$(3,633)
Investing activities	11,866	8,423
Financing activities	(5,000)	(3,000)
Net cash flows	$668	$1,790

As of June 30, 2015 and December 31, 2014, the Company has $771 and $809, respectively, included on the consolidated balance sheets as liabilities from discontinued operations associated with Fortegra’s dispositions as of December 31, 2013.

(6) Operating Segment Data

During 2014, management changed its reportable operating segments. The Company now has five reportable operating segments. The Company’s five operating segments are: insurance and insurance services, specialty finance, real estate, asset management and its corporate and other segment. The Company’s operating segments are organized in a manner that reflects how management views these strategic business units.

Each reportable segment’s profit/(loss) is reported before income taxes, discontinued operations and non-controlling interests.

Descriptions of each of the reportable segments are as follows:

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015
(in thousands, except shares and per share data)

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
Revenue for this segment is largely derived from rental revenue and investment interest.
Asset Management operations is primarily comprised of Telos Asset Management’s (TLAM) management of CLOs and Muni Capital Management’s (MCM) management of Non-Profit Preferred Funding Trust I (NPPF I). Both TLAM and MCM are subsidiaries of Tiptree Asset Management Company, LLC (TAMCO), an SEC-registered investment advisor owned by the Company. NPPF I is a structured tax-exempt pass-through entity that holds tax-exempt bonds for the benefit of unaffiliated investors.
The asset management segment generates fee income from the CLOs under management and from its management of NPPF I.
Corporate and other operations include Tiptree Direct Holdings LLC (Tiptree Direct) and Muni Funding Company of America LLC (MFCA). Tiptree Direct holds the Company’s principal investments, which consist of CLO subordinated notes, risk mitigation transactions, warehouse holdings, holdings in the Star Asia Finance, Limited, Star Asia Opportunity, LLC and Star Asia Opportunity II-LLC (Star Asia Entities) and other corporate investments. MFCA is a specialty finance company that owns and manages a portfolio of non-investment grade and non-rated direct and indirect debt obligations of middle-market tax-exempt borrowers.
For corporate and other, the main drivers of revenue include investment interest, net realized and unrealized gains on investments, distributions earned on the CLO subordinated notes and related participations in management fees held by the Company and realized and unrealized gains and losses on such debt and positions.
Intersegment revenues/expenses refers to those items of revenue/expense which are eliminated upon consolidation. Intersegment revenue and expense between the specialty finance segment and corporate and other segment largely relate to interest paid and received on subordinated debt and related participations in management fees. Management made estimates to allocate a proportionate share of MCM’s expenses to the asset management segment relating to its management of NPPF I. The remaining expenses not allocated are related to MFCA and have been allocated to the corporate and other segment.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015
(in thousands, except shares and per share data)

The tables below present the components of revenue, expense, profit or loss, and segment assets for each of the operating segments for the following periods:

	Three months ended June 30, 2015
	Insurance and insurance services	Specialty finance	Real estate	Asset management	Corporate and other	Totals
Net realized and unrealized gains (losses) on investments	$5	$(195)	$369	$—	$264	$443
Net realized and unrealized gains on mortgage pipeline and associated hedging instruments	—	368	—	—	—	368
Interest income	687	1,822	25	—	333	2,867
Service and administrative fees	25,545	—	—	—	—	25,545
Ceding commissions	10,148	—	—	—	—	10,148
Earned premiums, net	39,707	—	—	—	—	39,707
Gain on sale of loans held for sale, net	—	4,005	—	—	—	4,005
Loan fee income	—	1,882	—	—	—	1,882
Rental revenue	—	7	11,184	—	—	11,191
Other income	2,429	91	772	38	(307)	3,023
Total revenue	78,521	7,980	12,350	38	290	99,179

Interest expense	1,775	834	1,810	—	1,775	6,194
Payroll and employee commissions	9,678	4,520	4,129	264	4,838	23,429
Commission expense	23,927	—	—	—	—	23,927
Member benefit claims	8,240	—	—	—	—	8,240
Net losses and loss adjustment expenses	12,926	—	—	—	—	12,926
Depreciation and amortization expenses	7,258	124	3,945	—	32	11,359
Other expenses	8,417	1,934	4,435	175	1,639	16,600
Total expense	72,221	7,412	14,319	439	8,284	102,675
Net income attributable to consolidated CLOs	—	—	—	2,752	(836)	1,916
Pre-tax income (loss)	$6,300	$568	$(1,969)	$2,351	$(8,830)	$(1,580)
Less: Provision (benefit) for income taxes						(371)
Discontinued operations						21,003
Net income before non-controlling interests						$19,794
Less: net income attributable to noncontrolling interests from continuing operations and discontinued operations - Tiptree Financial Partners, L.P.						4,735
Less: net income attributable to noncontrolling interests from continuing operations and discontinued operations - Other						97
Net income available to common stockholders						$14,962

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015
(in thousands, except shares and per share data)

	Three months ended June 30, 2014
	Insurance and insurance services	Specialty finance	Real estate	Asset management	Corporate and other	Totals
Net realized and unrealized gains (losses) on investments	$—	$148	$(415)	$—	$238	$(29)
Net realized and unrealized gains on mortgage pipeline and associated hedging instruments	—	105	—	—	—	105
Interest income	—	766	682	—	1,736	3,184
Gain on sale of loans held for sale, net	—	1,759	—	—	—	1,759
Loan fee income	—	980	—	—	—	980
Rental revenue	—	7	4,376	—	—	4,383
Other income	—	91	192	64	(1,089)	(742)
Total revenue	—	3,856	4,835	64	885	9,640

Interest expense	—	311	978	—	1,354	2,643
Payroll and employee commissions	—	2,799	1,716	324	2,458	7,297
Depreciation and amortization expenses	—	127	1,535	—	—	1,662
Other expenses	—	1,240	1,357	173	1,583	4,353
Total expense	—	4,477	5,586	497	5,395	15,955
Net intersegment revenue/(expense)	—	(110)	—	—	110	—
Net income attributable to consolidated CLOs	—	—	—	3,010	4,061	7,071
Pre-tax income (loss)	$—	$(731)	$(751)	$2,577	$(339)	$756
Less: Provision (benefit) for income taxes						(1,080)
Discontinued operations						2,186
Net income before non-controlling interests						$4,022
Less: net income attributable to noncontrolling interests from continuing operations and discontinued operations - Tiptree Financial Partners, L.P.						2,245
Less: net (loss) attributable to noncontrolling interests from continuing operations and discontinued operations - Other						(262)
Net income available to common stockholders						$2,039

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015
(in thousands, except shares and per share data)

	Six months ended June 30, 2015
	Insurance and insurance services	Specialty finance	Real estate	Asset management	Corporate and other	Totals
Net realized and unrealized gains (losses) on investments	$—	$307	$(116)	$—	$31	$222
Net realized and unrealized gains on mortgage pipeline and associated hedging instruments	—	719	—	—	—	719
Interest income	1,399	3,175	44	—	545	5,163
Service and administrative fees	47,472	—	—	—	—	47,472
Ceding commissions	20,085	—	—	—	—	20,085
Earned premiums, net	77,060	—	—	—	—	77,060
Gain on sale of loans held for sale, net	—	6,598	—	—	—	6,598
Loan fee income	—	3,281	—	—	—	3,281
Rental revenue	—	24	20,536	—	—	20,560
Other income	4,884	131	1,310	101	(397)	6,029
Total revenue	150,900	14,235	21,774	101	179	187,189

Interest expense	3,514	1,345	3,140	—	3,324	11,323
Payroll and employee commissions	20,083	8,244	8,052	812	6,579	43,770
Commission expense	40,455	—	—	—	—	40,455
Member benefit claims	15,819	—	—	—	—	15,819
Net losses and loss adjustment expenses	25,376	—	—	—	—	25,376
Depreciation and amortization expenses	19,212	246	7,333	—	32	26,823
Other expenses	16,115	3,397	9,399	337	4,473	33,721
Total expense	140,574	13,232	27,924	1,149	14,408	197,287
Net income attributable to consolidated CLOs	—	—	—	5,573	(2,915)	2,658
Pre-tax income (loss)	$10,326	$1,003	$(6,150)	$4,525	$(17,144)	$(7,440)
Less: Provision (benefit) for income taxes						(1,867)
Discontinued operations						23,348
Net income before non-controlling interests						$17,775
Less: net income attributable to noncontrolling interests from continuing operations and discontinued operations - Tiptree Financial Partners, L.P.						3,875
Less: net (loss) attributable to noncontrolling interests from continuing operations and discontinued operations - Other						(83)
Net income available to common stockholders						$13,983

Segment Assets as of June 30, 2015
Segment assets	$840,262	$123,636	$240,247	$2,782	$282,186	$1,489,113
Assets of consolidated CLOs						1,883,030
Assets held for sale						—
Total assets						$3,372,143

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015
(in thousands, except shares and per share data)

	Six months ended June 30, 2014
	Insurance and insurance services	Specialty finance	Real estate	Asset management	Corporate and other	Totals
Net realized and unrealized gains (losses) on investments	$—	$115	$(724)	$—	$1,484	$875
Net realized and unrealized gains on mortgage pipeline and associated hedging instruments	—	190	—	—	—	190
Interest income	—	1,220	1,365	—	4,591	7,176
Gain on sale of loans held for sale, net	—	2,734	—	—	—	2,734
Loan fee income	—	1,409	—	—	—	1,409
Rental revenue	—	17	8,822	—	—	8,839
Other income	—	92	386	158	(1,353)	(717)
Total revenue	—	5,777	9,849	158	4,722	20,506

Interest expense	—	455	1,956	—	3,046	5,457
Payroll and employee commissions	—	4,392	3,514	1,030	4,076	13,012
Depreciation and amortization expenses	—	237	3,093	—	—	3,330
Other expenses	—	1,972	2,801	363	2,869	8,005
Total expense	—	7,056	11,364	1,393	9,991	29,804
Net intersegment revenue/(expense)	—	(188)	—	—	188	—
Net income attributable to consolidated CLOs	—	—	—	6,131	5,583	11,714
Pre-tax income (loss)	$—	(1,467)	(1,515)	4,896	502	2,416
Less: Provision for income taxes						(1,732)
Discontinued operations						3,476
Net income before non-controlling interests						$7,624
Less: net (loss) attributable to noncontrolling interests from continuing operations and discontinued operations - Tiptree Financial Partners, L.P.						4,551
Less: net income attributable to noncontrolling interests from continuing operations and discontinued operations - Other						(592)
Net income available to common stockholders						$3,665

Segment Assets as of December 31, 2014
Segment assets	$767,914	$79,075	$179,822	$2,871	$65,570	$1,095,252
Assets of consolidated CLOs						1,978,094
Assets held for sale						5,129,745
Total assets						$8,203,091

(7) Investments in Available for Sale Securities

All of the Company’s investments in available for sale securities as of June 30, 2015 and December 31, 2014 are held by Fortegra. Investments in available for sale securities held by PFG as of December 31, 2014 have been transferred into assets held for sale. The following tables present the Company's investments in available for sale securities:

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015
(in thousands, except shares and per share data)

	As of June 30, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$62,083	$74	$(262)	$61,895
Municipal securities	39,977	28	(230)	39,775
Corporate securities	67,999	61	(366)	67,694
Certificates of deposit	891	—	—	891
Equity securities	7,082	3	(199)	6,886
Obligations of foreign governments	2,651	2	(22)	2,631
Total	$180,683	$168	$(1,079)	$179,772

	As of December 31, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$58,319	$28	$(108)	$58,239
Municipal securities	35,920	45	(93)	35,872
Corporate securities	67,795	28	(347)	67,476
Certificates of deposit	871	—	—	871
Equity securities	7,138	8	(96)	7,050
Obligations of foreign governments	1,636	—	(16)	1,620
Total	$171,679	$109	$(660)	$171,128
The following tables summarize the gross unrealized losses on available for sale securities in an unrealized loss position:

	As of June 30, 2015
	Less Than or Equal to One Year			More Than One Year
	Fair value	Gross unrealized losses	# of Securities	Fair value	Gross unrealized losses	# of Securities
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$36,187	$(262)	70	$—	$—	—
Municipal securities	32,110	(230)	69	—	—	—
Corporate securities	47,474	(366)	111	—	—	—
Equity securities	5,857	(199)	12	—	—	—
Obligations of foreign governments	2,066	(22)	2	—	—	—
Total	$123,694	$(1,079)	264	$—	$—	—

	As of December 31, 2014
	Less Than or Equal to One Year			More Than One Year
	Fair value	Gross unrealized losses	# of Securities	Fair value	Gross unrealized losses	# of Securities
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$38,972	$(108)	151	$—	$—	—
Municipal securities	25,611	(93)	58	—	—	—
Corporate securities	59,013	(347)	280	—	—	—
Equity securities	5,443	(96)	18	—	—	—
Obligations of foreign governments	1,620	(16)	5	—	—	—
Total	$130,659	$(660)	512	$—	$—	—
The Company does not intend to sell the investments that were in an unrealized loss position at June 30, 2015, and management believes that it is more likely than not that the Company will be able to hold these securities until full recovery of their amortized

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015
(in thousands, except shares and per share data)

cost basis for fixed maturity securities or cost for equity securities. The unrealized losses were attributable to changes in interest rates and not credit-related issues. As of June 30, 2015, based on the Company's review, none of the fixed maturity or equity securities were deemed to be other-than-temporarily impaired based on the Company's analysis of the securities and its intent to hold the securities until recovery. There have been no other-than-temporary impairments recorded by the Company for the three and six months ended June 30, 2015.

The amortized cost and fair values of investments in debt securities, by contractual maturity date, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Excluded from this table are equity securities since they have no contractual maturity as well as certificates of deposit, which have maturities of less than one year.

	As of June 30, 2015		As of December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$16,121	$16,118	$14,239	$14,230
Due after one year through five years	79,655	79,589	73,476	73,176
Due after five years through ten years	50,299	49,824	54,325	54,151
Due after ten years	26,635	26,464	21,630	21,650
Total	$172,710	$171,995	$163,670	$163,207
Purchases of available for sale securities were $14,907 and $28,373 for the three and six months ended June 30, 2015, respectively. Proceeds from maturities calls and prepayments of available for sale securities were $8,235 and $16,405 for the three and six months ended June 30, 2015, respectively. Proceeds from the sale of available for sale securities for the three and six months ended June 30, 2015, were $1,011 and $1,733 with associated gains of $5 and losses of $0, respectively.

(8) Loans Owned

The following table presents the Company’s loan portfolio, measured at amortized costs:

	As of
	June 30, 2015	December 31, 2014
Asset backed	$50,739	$35,395
Other loans	700	700
Total loans, net	$51,439	$36,095
Total loans owned include net deferred loan origination fees of $3,079 and $2,308 at June 30, 2015 and December 31, 2014, respectively. Asset backed loans are presented net of an allowance for loan losses of $330 and $189 at June 30, 2015 and December 31, 2014, respectively.
Asset backed - Siena
Siena structures asset-based loan facilities in the $1,000 to $25,000 range across diversified industries, which include manufacturing distribution, wholesale, and service companies. As of June 30, 2015, the Company carried $50,739 in loans receivable on its consolidated balance sheet, which is net of a participation interest of $21,028. Collateral for asset-backed loan receivables, as of June 30, 2015 consisted of inventory, equipment and accounts receivable. Management reviews collateral for these loans on at least a monthly basis or more frequently if a draw is requested and as such has determined that no impairment existed as of June 30, 2015. As of June 30, 2015, there were no delinquencies in the Siena portfolio and all loans were classified as performing.
Other loans
Care, through indirect subsidiaries of Care, made a loan to the lessees of one of its properties. The loan is secured by a pledge of outstanding equity interests in the lessees. The cost basis of the loan at June 30, 2015 was approximately $700, which equals its carrying value.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015
(in thousands, except shares and per share data)

(9) Notes Receivable

Calamar Properties

Care owns a 75% interest in Care Cal JV LLC, which through two subsidiaries, owns what are referred to as the Calamar Properties. Affiliates of Calamar Enterprises, Inc. (Calamar) own a 25% interest in Care Cal JV LLC. In connection therewith, a subsidiary of Care Cal JV LLC issued notes to affiliates of Calamar. The cost basis of the notes at June 30, 2015 and December 31, 2014 was approximately $3,865 and $3,865, respectively. As of June 30, 2015 all of these notes were performing.
Fortegra
As of June 30, 2015, Fortegra held $17,782 in notes receivable, net. The majority of these notes totaling $11,822 consist of receivables from Fortegra’s premium financing program. A total of $2,381 was for notes receivable under its Pay us Later Program, which allows customers to finance the cost of electronic mobile devices and or protection programs on these devices. The remaining $3,579 represents unsecured notes receivable issued to various business partners in order to solidify relationships and grow its business. The Company has established a valuation allowance against its notes receivable of $292 as of June 30, 2015. As of June 30, 2015, there were $737 in balances classified as 90 days plus past due.

(10) Reinsurance

The following table presents the effect of reinsurance on premiums written and earned by Fortegra for the following period:

Premiums	Three months ended June 30, 2015		Six months ended June 30, 2015
	Written	Earned	Written	Earned
Direct and assumed	$167,087	$140,582	$311,371	$277,636
Ceded	(120,832)	(100,875)	(233,173)	(200,576)
Net	$46,255	$39,707	$78,198	$77,060

The following table presents the effect of reinsurance on losses and loss adjustment expenses ("LAE") incurred by Fortegra for the following period:

Losses and LAE incurred	Three months ended June 30, 2015	Six months ended June 30, 2015
Direct and assumed	$41,884	$80,042
Ceded	(28,958)	(54,666)
Net losses & LAE incurred	$12,926	$25,376

The following table presents the components of the reinsurance receivables:

	As of
	June 30, 2015	December 31, 2014
Prepaid reinsurance premiums:
Life (1)	$57,116	$52,574
Accident and health (1)	48,873	44,968
Property	149,832	126,669
Total	255,821	224,211
Ceded claim reserves:
Life	2,485	1,868
Accident and health	8,061	7,971
Property	23,583	18,325
Total ceded claim reserves recoverable	34,129	28,164
Other reinsurance settlements recoverable	10,115	12,401
Reinsurance receivables	$300,065	$264,776

(1) Including policyholder account balances ceded.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015
(in thousands, except shares and per share data)

The following table presents the aggregate amount included in reinsurance receivables that is comprised of the three largest receivable balances from unrelated reinsurers:

As of
June 30, 2015
Total of the three largest receivable balances from unrelated reinsurers	$150,635

At June 30, 2015, the three unrelated reinsurers from whom Fortegra has the largest receivable balances were: London Life Reinsurance Company (A. M. Best Rating: A); London Life International Reinsurance Corporation (A. M. Best Rating: not rated); and MFI Insurance Company, LTD (A. M. Best Rating: Not rated). The related receivables of London Life International Reinsurance Corporation are collateralized by assets held in trust accounts and letters of credit due to their offshore relationships. At June 30, 2015, the Company does not believe there is a risk of loss as a result of the concentration of credit risk in the reinsurance program.

(11) Real Estate

The following table contains information regarding the Company’s investment in real estate as of the following periods:

	June 30, 2015
	Land	Buildings	Accumulated depreciation	Total
Greenfield Portfolio - Triple net lease	$5,600	$14,220	$(1,520)	$18,300
Calamar Properties - JV	840	22,243	(1,464)	21,619
Terraces Portfolio - Triple net lease	803	20,123	(1,060)	19,866
Heritage Portfolio - JV	3,605	39,713	(1,617)	41,701
Greenfield Portfolio - JV	2,690	25,990	(612)	28,068
Royal Portfolio - JV	2,770	24,400	(324)	26,846
Greenfield II Portfolio - Triple net lease	4,800	46,388	(340)	50,848
Other real estate owned (1)	—	1,675	(358)	1,317
Total	$21,108	$194,752	$(7,295)	$208,565

	December 31, 2014
	Land	Buildings	Accumulated depreciation	Total
Greenfield Portfolio - Triple net lease	$5,600	$14,220	$(1,319)	$18,501
Calamar Properties - JV	840	22,230	(1,161)	21,909
Terraces Portfolio - Triple net lease	803	20,123	(778)	20,148
Heritage Portfolio - JV	3,605	39,535	(1,055)	42,085
Greenfield Portfolio - JV	2,690	24,827	(198)	27,319
Other real estate owned (1)	—	1,675	(329)	1,346
Total	$13,538	$122,610	$(4,840)	$131,308
(1) Represents a single family residential property located in Connecticut that is being rented through the Company's subsidiary, Luxury.

The following table presents the future minimum annual rental revenue under the noncancelable terms of all operating leases as of:

June 30, 2015
Remainder of 2015	$3,532
2016	7,132
2017	7,232
2018	7,335
2019	7,441
Thereafter	45,383
Total	$78,055

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015
(in thousands, except shares and per share data)

The schedule of minimum future rental revenue excludes residential lease agreements, generally having terms of one year or less. Rental revenue from residential leases of Care and Luxury were $9,409 and $3,420 for the three months ended June 30, 2015 and 2014, respectively. Rental revenue from residential leases of Care and Luxury were $17,720 and $6,902 for the six months ended June 30, 2015 and 2014, respectively.

2015 Acquisitions

Royal Portfolio - JV

On February 9, 2015, affiliates of Care entered into a joint venture to own and operate five seniors housing communities with affiliates of Royal. The joint venture acquired the communities for $30,052. Affiliates of Care own an 80% interest in the joint venture, while affiliates of Royal own the remaining 20% interest and they provide management services to the communities under management contracts. In connection with the acquisition, Care and Royal secured a $22,500, five year loan, (subject to a holdback) that includes 36 months of interest only payments and a $2,000 commitment, which will be available between February 9, 2016 and February 9, 2019, subject to certain conditions. For the three months ended June 30, 2015, rental revenue and net income were $2,444 and $297, respectively. For the six months ended June 30, 2015, rental revenue and the net loss were $3,890 and $1,091, respectively.

Greenfield II Portfolio - Triple net lease

On March 30, 2015, affiliates of Care acquired six seniors housing communities for $54,788. The properties are leased to affiliates of Greenfield Holdings, LLC, that operate the properties. In connection with the acquisition, Care secured a $39,500, 10 year loan (subject to a holdback), which includes 18 months of interest only payments. As of June 30, 2015 the loan had an aggregate balance of $38,700. For the three months ended June 30, 2015, rental revenue was $1,235, respectively.

2014 Acquisitions

Greenfield Portfolio - JV

On October 1, 2014, affiliates of Care entered into a joint venture to own and operate three seniors housing communities with affiliates of Greenfield. Care owns an 80% interest in the joint venture, while affiliates of Greenfield own the remaining 20% interest and provide management services to the communities under a management contract. For the three months ended June 30, 2015 rental revenue and net loss were approximately $1,943 and $548, respectively. For the six months ended June 30, 2015 rental revenue and net loss were approximately $3,735 and $1,220, respectively.

Heritage Portfolio - JV

On December 18, 2014, affiliates of Care entered into a joint venture to own and operate an additional seniors housing community with affiliates of Heritage. Affiliates of Care own an 80% interest in the joint venture, while affiliates of Heritage own the remaining 20% interest and continue to provide management services to the communities under a management contract. For the three months ended June 30, 2015 rental revenue and net loss from this acquisition were $1,481 and $285, respectively. For the six months ended June 30, 2015 rental revenue and net loss from this acquisition were $3,037 and $518, respectively.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015
(in thousands, except shares and per share data)

(12) Identifiable Intangible Assets and Goodwill

The following table presents identifiable intangible assets, accumulated amortization, and goodwill by segment and includes the retrospective adjustments made to the balances at December 31, 2014, as required by ASC Topic 805, for the Fortegra acquisition:

	As of
	June 30, 2015				December 31, 2014
	Insurance and insurance services	Real estate	Specialty Finance	Total	Insurance and insurance services	Real estate	Specialty Finance	Total
Customer relationships	$50,500	$—	$—	$50,500	$50,500	$—	$—	$50,500
Accumulated amortization	(323)	—	—	(323)	—	—	—	—
Trade names	6,500	—	—	6,500	6,500	—	—	6,500
Accumulated amortization	(415)	—	—	(415)	(55)	—	—	(55)
Software licensing	8,500	—	—	8,500	8,500	—	—	8,500
Accumulated amortization	(992)	—	—	(992)	(142)	—	—	(142)
Insurance policies and contracts acquired	36,500	—	—	36,500	36,500	—	—	36,500
Accumulated amortization	(20,941)	—	—	(20,941)	(3,956)	—	—	(3,956)
Insurance licensing agreements (1)	13,000	—	—	13,000	13,000	—	—	13,000
Leases in place	—	21,214	—	21,214	—	14,604	—	14,604
Accumulated amortization	—	(9,936)	—	(9,936)	—	(5,057)	—	(5,057)
Intangible assets, net	92,329	11,278	—	103,607	110,847	9,547	—	120,394
Goodwill (2)	90,214	—	1,904	92,118	90,214	—	1,904	92,118
Total	$182,543	$11,278	$1,904	$195,725	$201,061	$9,547	$1,904	$212,512
(1) Represents intangible assets with an indefinite useful life. Impairment tests are performed at least annually on these assets.
(2) For further information regarding goodwill associated with the Fortegra acquisition see Note 4—Business Acquisitions.
The following table presents the amortization expense on intangible assets for the next five years by relevant segment:

	Insurance and insurance services	Real estate
Remainder of 2015	$9,653	$4,813
2016	11,500	2,643
2017	11,115	405
2018	9,542	405
2019	7,726	405
2020 and thereafter	29,793	2,607
Total	$79,329	$11,278

The following table presents the amortization expense associated with its intangibles recorded by the Company for the following periods:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Amortization expense	$9,375	$926	$23,397	$1,852

The Company conducts annual impairment tests according to ASC Topic 350 Intangibles-Goodwill and Other. As of June 30, 2015, no impairment was recorded on either its goodwill or intangibles.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015
(in thousands, except shares and per share data)

(13) Collateralized Loan Obligations (CLOs) and Consolidated Variable Interest Entities

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

Telos Asset Management LLC (Telos), is a CLO manager of six CLOs; namely Telos CLO 2014-6, Ltd. (Telos 6), Telos CLO 2014-5, Ltd. (Telos 5), Telos CLO 2013-4, Ltd. (Telos 4), Telos CLO 2013-3, Ltd. (Telos 3), Telos CLO 2007‑2, Ltd. (Telos 2) and Telos CLO 2006-1, Ltd. (Telos 1). Prior to the acquisition of TAMCO, the Company did not consolidate the then existing CLOs (Telos 1 and Telos 2) as it only held a residual interest which was recorded at fair value. The Company met the requirement to consolidate when it acquired the management rights of the CLOs. Tiptree owns various amounts of Telos 1, Telos 5 and Telos 6 with an aggregate fair market value of $42,741 as of June 30, 2015. Tiptree owned various amounts of Telos 1, Telos 2, Telos 4, Telos 5 and Telos 6 with an aggregate fair market value of $94,342 as of December 31, 2014. In April 2015, the Company sold all of the subordinated notes of Telos 2 held by the Company for total proceeds of $19,740. In May 2015, the Company sold all of the subordinated notes of Telos 4 held by the Company for total proceeds of $19,988.

The assets of each of the CLOs are held solely as collateral to satisfy the obligations of the CLOs. The Company does not own and has no right to the benefits from, nor does it bear the risks associated with, the assets held by the CLOs, beyond its direct investments in, and investment advisory fees generated from, the CLOs. If the Company were to liquidate, the assets of the CLOs would not be available to its general creditors, and as a result, the Company does not consider these assets available for the benefit of its investors. Additionally, the investors in the CLOs have no recourse to the Company’s general assets for the debt issued by the CLOs. Therefore, this debt is not the Company’s obligation. As of June 30, 2015 and December 31, 2014, the Company’s maximum exposure to loss related to the CLOs is limited to its investment in the CLOs of $45,041 and $97,935, respectively, as well as the management fees receivable of $2,752 and $2,782 as of June 30, 2015 and December 31, 2014, respectively. Both the carrying values of the investment in CLOs and management fees receivable are eliminated upon consolidation.
The table below represents the assets and liabilities of the consolidated CLOs that are included in the Company’s consolidated balance sheet as of the dates indicated:

	As of
	June 30, 2015	December 31, 2014
Assets:
Cash and cash equivalents – restricted	$100,319	$146,281
Investment in loans, at fair value	1,745,934	1,803,205
Investment in trading assets, at fair value	10,392	21,858
Due from brokers	22,229	2,138
Accrued interest receivable	4,145	4,496
Other assets	11	116
Total assets of consolidated CLOs	$1,883,030	$1,978,094

Liabilities:
Notes payable	$1,789,223	$1,785,207
Due to brokers	31,211	81,623
Accrued interest payable	14,202	10,098
Other liabilities	602	449
Total liabilities of consolidated CLOs	$1,835,238	$1,877,377

Net	$47,792	$100,717

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015
(in thousands, except shares and per share data)

The beneficial interests retained by Tiptree include (i) ownership in the subordinated notes and related participations in management fees of the CLOs and (ii) accrued management fees. Although these beneficial interests are eliminated upon consolidation, the application of the measurement alternative as prescribed by ASU 2014-13 (see Note 2) results in the net amount of the CLOs shown above to be equivalent to the beneficial interests retained by Tiptree as illustrated in the below table:

Beneficial interests:	As of
	June 30, 2015	December 31, 2014
Subordinated notes	$45,040	$97,935
Accrued management fees	2,752	2,782
Total beneficial interests	$47,792	$100,717

The tables below provide further details regarding the CLOs notes payable amounts of $1,789,223 and $1,785,207 as of June 30, 2015 and December 31, 2014, respectively:

	As of
	June 30, 2015			December 31, 2014
Description	Aggregate principal amount	Spread over three months LIBOR		Aggregate principal amount	Spread over three months LIBOR
Telos 6 (maturity January 2027)
Class A-1	$161,500	1.50%		$161,500	1.50%
Class A-2	60,000	N/A	(1)	60,000	N/A
Class B-1	8,000	2.10%		8,000	2.10%
Class B-2	34,000	N/A	(2)	34,000	N/A
Class C	22,000	3.00%		22,000	3.00%
Class D	20,500	3.90%		20,500	3.90%
Class E	16,500	5.00%		16,500	5.00%
Subordinated	12,400	N/A		12,400	N/A
Mark to market adjustment	(8,814)			(14,772)
Telos 6 Fair Value	$326,086			$320,128

Telos 5 (maturity April 2025)
Class A	$252,000	1.55%		$252,000	1.55%
Class B-1	39,000	N/A	(3)	39,000	N/A
Class B-2	7,500	2.15%		7,500	2.15%
Class C	32,750	3.00%		32,750	3.00%
Class D	19,750	3.65%		19,750	3.65%
Class E	18,000	5.00%		18,000	5.00%
Class F	7,750	5.50%		7,750	5.50%
Subordinated	10,500	N/A		10,500	N/A
Mark to market adjustment	(10,428)			(15,078)
Telos 5 Fair Value	$376,822			$372,172

Telos 4 (maturity July 2024)
Class A	$214,000	1.30%		$214,000	1.30%
Class B	46,500	1.80%		46,500	1.80%
Class C	29,000	2.75%		29,000	2.75%
Class D	19,250	3.50%		19,250	3.50%
Class E	16,000	5.00%		16,000	5.00%
Class X	1,050	0.95%		1,750	0.95%
Subordinated	37,000	N/A		10,700	N/A
Mark to market adjustment	(14,349)			(14,023)
Telos 4 Fair Value	$348,451			$323,177

Telos 3 (maturity October 2024)
Class A	$225,000	1.42%		$225,000	1.42%
Class B	36,500	2.25%		36,500	2.25%
Class C	26,500	3.00%		26,500	3.00%
Class D	18,000	4.25%		18,000	4.25%
Class E	15,000	5.50%		15,000	5.50%

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015
(in thousands, except shares and per share data)

	As of
	June 30, 2015		December 31, 2014
Class F	6,000	5.50%	6,000	5.50%
Subordinated	34,350	N/A	34,350	N/A
Mark to market adjustment	(11,705)		(13,995)
Telos 3 Fair Value	$349,645		$347,355

Telos 2 (maturity April 2022)
Class A-1	$66,726	0.26%	$97,181	0.26%
Class A-2	40,000	0.40%	40,000	0.40%
Class B	27,500	0.55%	27,500	0.55%
Class C	22,000	0.95%	22,000	0.95%
Class D	22,000	2.20%	22,000	2.20%
Class E	16,000	5.00%	16,000	5.00%
Subordinated	44,000	N/A	2,000	N/A
Mark to market adjustment	(15,955)		(142)
Telos 2 Fair Value	$222,271		$226,539

Telos 1 (maturity October 2021)
Class A-1D	$—	—%	$2,927	0.27%
Class A-1R	—	—%	7,805	0.29%
Class A-1T	—	—%	10,732	0.27%
Class A-2	50,797	0.40%	60,000	0.40%
Class B	27,200	0.49%	27,200	0.49%
Class C	22,000	0.85%	22,000	0.85%
Class D	22,000	1.70%	22,000	1.70%
Class E	16,000	4.25%	16,000	4.25%
Subordinated	40,223	N/A	40,223	N/A
Mark to market adjustment	(12,272)		(13,051)
Telos 1 Fair Value	$165,948		$195,836

Total notes payable - CLOs	$1,789,223		$1,785,207

(1)	Tranche A-2 Notes in Telos 6 have a fixed rate of 3.46% over the life of the CLO. This fixed rate exposure is partially hedged by a $60,000 interest rate swap with BNP Paribas.

(2)	Tranche B-2 Notes in Telos 6 have a fixed rate of 4.78% over the life of the CLO. This fixed rate exposure is partially hedged by a $60,000 interest rate swap with BNP Paribas.

(3)	Tranche B-1 Notes in Telos 5 have a fixed rate of 4.45% over the life of the CLO.

The following table represents revenue and expenses of the consolidated CLOs included in the Company’s consolidated statements of operations for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Income:
Net realized and unrealized losses	$(5,670)	$(1,836)	$(14,668)	$(5,945)
Interest income	24,703	19,919	49,364	38,643
Total revenue	19,033	18,083	34,696	32,698
Expenses:
Interest expense	16,506	10,674	30,751	20,340
Other expense	611	338	1,287	644
Total expense	17,117	11,012	32,038	20,984

Net income attributable to consolidated CLOs	$1,916	$7,071	$2,658	$11,714

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015
(in thousands, except shares and per share data)

As summarized in the table below, the application of the measurement alternative as prescribed by ASU 2014-13 (see Note 2) results in the consolidated net income summarized above to be equivalent to Tiptree’s own economic interests in the CLOs which are eliminated upon consolidation:

Economic interests:	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Distributions received and realized and unrealized gains and losses on the subordinated notes held by the Company, net	$(836)	$4,061	$(2,915)	$5,582
Management fee income	2,752	3,010	5,573	6,132
Total economic interests	$1,916	$7,071	$2,658	$11,714

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
Credit Default Swap Indices (CDX) are credit derivatives that reference multiple names through underlying baskets or portfolios of single name credit default swaps. The Company held four CDX contracts as of June 30, 2015, with a notional amount of $595,785 ($297,612 of sold protection and $298,173 of bought protection). The Company enters into these contracts as both a buyer of protection and seller of protection to manage the credit risk exposure of its investment portfolio. The Company is required to deposit cash collateral for these positions equal to an initial 2.25% of the notional amount of the sold protection side, subject to increase based on additional maintenance margin as a result of decreases in value. As of June 30, 2015, the total margin was $6,750.
Credit Default Swaps (CDS) are generally defined as over-the-counter contracts between a buyer and seller of protection against the risk of default on a set of obligations issued by a specified reference entity. The Company is party to one CDS contract with a notional amount of $2,397 at June 30, 2015 and $2,652 as of December 31, 2014.
Credit derivatives are included as a component of trading assets, at fair value, and are shown net of any right to reclaim cash collateral or obligation to return cash collateral.
Interest Rate Lock Commitments
The Company is exposed to certain risks in connection with its mortgage banking operations at Luxury. The Company is exposed to interest rate risk for certain interest rate lock commitments (IRLCs) until a purchaser for the related underlying loans is identified. The fair value of IRLCs is subject to change primarily due to changes in market interest rates. The notional amount of the Company’s IRLCs that were matched with best efforts lock commitments with investors was $106,682 and the notional amount of the Company’s IRLCs that were matched with mandatory forward sales contracts was $7,178 as of June 30, 2015, with a combined associated fair value of $1,459. The Company hedges the mandatory forward sales contracts with TBA Mortgage Backed Security instruments. The notional amount of these open hedge instruments was $6,000 and the notional amount of the closed not yet settled hedge instruments was $3,750 as of June 30, 2015, with a combined associated fair value of $53. As of June 30, 2015, the IRLCs were included as a component of trading assets, at fair value, on the Company’s consolidated balance sheet.
Interest Rate Swaps
The Company is exposed to interest rate risk when there is an unfavorable change in the value of investments as a result of adverse movements in the market interest rates. The Company enters into interest rate swaps (IRS) to protect against such adverse movements in interest rates. The Company is required to post collateral for the benefit of the counterparty. This is included as

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015
(in thousands, except shares and per share data)

a component of other assets in the consolidated balance sheet.
The Company is a party to six interest rate swaps with a combined notional amount of $43,988 in order to economically hedge interest rate risk associated with its real estate portfolio. All of these swaps have the same counterparty. These swaps are included as a component of trading liabilities at fair value on the Company’s consolidated balance sheet as of June 30, 2015 and December 31, 2014. The fair value of these interest rate swaps at June 30, 2015 and December 31, 2014 were $(948) and $(833), respectively.
The following tables identify the fair value amounts of the Company’s stand-alone derivative instruments, categorized by primary underlying risk:

	As of June 30, 2015
	Asset Derivatives
	Credit risk	Interest rate risk	Total
Credit derivatives	$10,340	$—	$10,340
Interest rate lock commitments	—	1,459	1,459
TBA mortgage backed securities	—	53	53
Total	$10,340	$1,512	$11,852

	Liability Derivatives
	Credit risk	Interest rate risk	Total
Interest rate swaps	$—	$2,754	$2,754
Total	$—	$2,754	$2,754

	As of December 31, 2014
	Asset Derivatives
	Credit risk	Interest rate risk	Total
Credit derivatives	$10,833	$—	$10,833
Interest rate lock commitments	—	793	793
Total	$10,833	$793	$11,626

	Liability Derivatives
	Credit risk	Interest rate risk	Total
Interest rate swaps	$—	$2,913	$2,913
Total	$—	$2,913	$2,913

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015
(in thousands, except shares and per share data)

The following tables identify the unrealized gain/(loss) amounts, categorized by primary underlying risk, for the following periods:

Change in unrealized (depreciation)/appreciation - derivatives
	Three months ended June 30, 2015
	Credit risk	Interest rate risk	Total	Location in consolidated statements of operations
Credit derivatives	$(424)	$—	$(424)	Net credit derivative losses
Interest rate lock commitments	—	291	291	Net realized and unrealized gains on investments
TBA mortgage backed securities	—	77	77	Net realized and unrealized gains on investments
Interest rate swaps	$—	$369	$369	Net realized and unrealized gains on investments

	Three months ended June 30, 2014
	Credit risk	Interest rate risk	Total	Location in consolidated statements of operations
Credit derivatives	$115	$—	$115	Net credit derivative losses
Interest rate lock commitments	—	132	132	Net realized and unrealized gains on investments
TBA mortgage backed securities	—	(27)	(27)	Net realized and unrealized gains on investments
Interest rate swaps	$—	$(415)	$(415)	Net realized and unrealized gains on investments

	Six months ended June 30, 2015
	Credit risk	Interest rate risk	Total	Location in consolidated statements of operations
Credit derivatives	$(494)	$—	$(494)	Net credit derivative losses
Interest rate lock commitments	—	572	572	Net realized and unrealized gains on investments
TBA mortgage backed securities	—	147	147	Net realized and unrealized gains on investments
Interest rate swaps	$—	$(116)	$(116)	Net realized and unrealized gains on investments

	Six months ended June 30, 2014
	Credit risk	Interest rate risk	Total	Location in consolidated statements of operations
Credit derivatives	$123	$—	$123	Net credit derivative loss
Interest rate lock commitments	—	206	206	Net realized and unrealized gains on investments
TBA mortgage backed securities	—	(16)	(16)	Net realized and unrealized gains on investments
Interest rate swaps	$—	$(724)	$(724)	Net realized and unrealized gains on investments

The Company nets the credit derivative assets and liabilities as these credit derivatives are subject to legally enforceable netting arrangements with the same party. There are no derivative instruments subject to a netting agreement for which we are not currently netting. The following table present derivative instruments that are subject to offset by a master netting agreement:

	June 30, 2015	December 31, 2014
Derivatives subject to netting arrangements:
Credit default swap indices sold protection	$45,696	$52,513
Credit default swap indices bought protection	(33,811)	(40,147)
Gross assets recognized	11,885	12,366
Collateral payable	(1,632)	(1,632)
Net assets recognized	$10,253	$10,734

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015
(in thousands, except shares and per share data)

Net Credit Derivative Revenue/(Loss)
Below is a table identifying the components of the net credit derivative revenue/(loss) as shown on the Company’s consolidated statements of income for following periods:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Realized/unrealized (loss)/gain	$(424)	$(1,021)	$(494)	$(1,013)
Premium income	3,520	444	7,248	444
Premium (expense)	(3,540)	(680)	(7,288)	(952)
Net credit derivative (loss)	$(444)	$(1,257)	$(534)	$(1,521)

Derivatives designated as cash flow hedging instruments

Fortegra has an interest rate swap with a counterparty pursuant to which Fortegra swapped the floating rate portion of its outstanding preferred trust securities to a fixed rate. This swap is designated as a cash flow hedge and expires in June 2017.

As of June 30, 2015, the notional amount of this instrument was $35,000, with a fair value of $(1,806), an unrealized gain net of tax of $325, a variable rate of interest of 0.29% and a fixed rate of 3.47%.

For six months ended June 30, 2015, the pretax loss recognized in accumulated other comprehensive income (AOCI) on the derivative-effective portion was $289, with a pretax loss reclassified from AOCI into income-effective portion of $564. The amount estimated to be reclassified to earnings from AOCI during the next 12 months is $1,055. These net losses reclassified into earnings are primarily expected to increase net interest expense related to the respective hedged item.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015
(in thousands, except shares and per share data)

(15) Debt

The following table summarizes the balance of the Company’s debt holdings excluding notes payable of consolidated CLOs at (See Note 13—CLOs and Consolidated Variable Interest Entities, for notes payable of the consolidated CLOs):

	As of
	June 30, 2015	December 31, 2014
Operating Company:
Secured credit agreement	$46,500	$47,500
Original issue discount on secured credit agreement	(667)	(743)
Subtotal Operating Company	45,833	46,757

Siena:
Revolving line of credit	38,304	25,700
Subordinated debt	3,500	—
Subtotal Siena	41,804	25,700

Care:
Mortgage borrowings	166,927	108,229
Unamortized (discount)/premium on mortgage borrowings	48	36
Subtotal Care	166,975	108,265

Luxury:
Mortgage warehouse borrowing	54,050	27,406
Preferred notes payable	1,688	1,688
Mortgage borrowing	724	734
Subtotal Luxury	56,462	29,828

Fortegra:
Secured credit agreement- revolving credit facility	52,500	60,000
Secured credit agreement- term loan	47,500	50,000
Revolving line of credit	7,298	7,649
Preferred trust securities	35,000	35,000
Subtotal Fortegra	142,298	152,649

Telos Credit Opportunities Fund, L.P.:
Secured credit agreement	11,000	—

Total debt	$464,372	$363,199
The table below presents the amount of interest expense the Company incurred on its debt for the following periods:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Interest expense	$6,091	$2,133	$11,054	$4,545

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015
(in thousands, except shares and per share data)

The following table present the future maturities of the Company’s long-term debt (excluding original issue discount on credit facility, unamortized (discount)/premium on mortgage borrowings and preferred notes payable) as of:

June 30, 2015
Remainder of 2015	$64,952
2016	9,920
2017	48,323
2018	50,429
2019	111,636
Thereafter	178,043
Total	$463,303

The long-term debt of Tiptree’s subsidiaries are discussed below:

Operating Company
Senior Credit Agreement - Fortress

On September 18, 2013, Operating Company entered into a Credit Agreement with Fortress and borrowed $50,000 thereunder, with an associated original issue discount of $1,000, which is being amortized over the term of the agreement. The Credit Agreement allows Operating Company to borrow additional amounts up to a maximum aggregate of $125,000, subject to satisfaction of certain customary conditions. The obligations of Operating Company under the Credit Agreement are secured by liens on substantially all of the assets of Operating Company. The principal of, and all accrued and unpaid interest on, all loans under the Credit Agreement become immediately due and payable on September 18, 2018. Loans under the Credit Agreement bear interest at a variable rate per annum equal to one-month LIBOR (with a minimum LIBOR of 1.25%), plus a margin of 6.50% per annum. The weighted average rate paid for the six months ended June 30, 2015 was 7.75%. The principal amounts of the loan is to be repaid in quarterly installments, the amount of which may be adjusted based on the Net Leverage Ratio (as defined in the Credit Agreement) at the end of each fiscal quarter.
The Company is obligated to pay interest on a monthly basis and has incurred interest expense of $2,730 and $1,919 for six months ended June 30, 2015 and 2014, respectively. The amortization of the original issue discount totaled $643 and $843 for the six months ended June 30, 2015 and 2014, respectively.
On January 26, 2015, Tiptree entered into the Amendment to its existing Credit Agreement with Fortress providing for additional term loans in an aggregate principal amount of $25,000 to Tiptree. Tiptree was required to repay and did repay $25,000 of all the aggregate outstanding additional term loans under the Fortress credit agreement upon the closing of the PFG sale on June 30, 2015.
The Company capitalized an aggregate of approximately $1,456 of costs associated with both the original transaction and the amendment discussed in the preceding paragraph. The Company is amortizing the costs over the life of the facility. The Company recorded approximately $302 and $127 of expense for the six months ended June 30, 2015 and 2014, respectively, related to these capitalized costs.
Operating Company believes it was in compliance with all of the financial covenants contained in the Credit Agreement as of June 30, 2015.

Siena

Revolving line of credit - Wells Fargo Bank

On July 25, 2013 Siena closed on a revolving line of credit with Wells Fargo Bank. As of June 30, 2015 this revolving line is for $65,000 with an interest rate of LIBOR plus 250 basis points and a maturity date of October 17, 2016.

Subordinated note - Solaia Credit

On April 9, 2015, Siena entered into a $3,500 subordinated promissory note with Solaia Credit Strategies LLC, an affiliate of Solaia Capital Management LLC, which owns approximately 38% of Siena. The note has a maturity date of April 9, 2020 or six months following maturity of the Wells Fargo facility described above. The note has an interest rate of 12.50%. Siena may

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015
(in thousands, except shares and per share data)

prepay the note following the first anniversary of issuance but is required to pay a prepayment premium expensed as a percentage of the prepayment amount as follows: 3.0% prior to the second anniversary of issuance; 2.0% after the second but before the third anniversary and 1.0% after the third but before the fourth anniversary.

Care

Mortgage borrowings

The three separate non-recourse loans (each, a Greenfield VA Lease Loan and collectively, the Greenfield VA Lease Loans) with KeyCorp Real Estate Capital Markets, Inc. (KeyCorp) have an aggregate balance of $14,932 as of June 30, 2015. The Greenfield VA Lease Loans bear interest at a fixed rate of 4.76%, amortize over a thirty-year period, provide for monthly interest and principal payments and mature on May 1, 2022. The Greenfield VA Lease Loans are secured by separate cross-collateralized, cross-defaulted first priority deeds of trust on each of the Greenfield VA Lease properties. As of June 30, 2015, management believes Care is in compliance with the representations and covenants for this loan transaction.

The two separate loans from Liberty Bank for the Calamar Properties have an aggregate balance of $17,518 as of June 30, 2015. Both of these loans amortize over a thirty year period at a weighted average fixed rate of 4.21%. These loans are secured by separate first priority mortgages on each of the properties. As of June 30, 2015, management believes Care is in compliance with the representations and covenants for this loan transaction.

The two separate loans from First Niagara Bank for the Terraces Portfolio have an aggregate balance of $15,467 as of June 30, 2015. Both of these loans amortize over a twenty-five year period at a floating rate of LIBOR plus 2.50%. These loans are secured by separate first priority mortgages on each of the properties. As of June 30, 2015, management believes Care is in compliance with the representations and covenants for this loan transaction.

The two separate loans from First Niagara Bank for the Heritage Portfolio have an aggregate balance of $31,819 as of June 30, 2015. Both of these loans amortize over a twenty-five year period at a floating rate of LIBOR plus 2.75%. These loans are secured by separate first priority mortgages on each of the properties. As of June 30, 2015, management believes Care is in compliance with the representations and covenants for this loan transaction.

The loan with Synovus Bank for the Greenfield Portfolio - JV has an aggregate balance of $22,542 as of June 30, 2015. The loan includes 36 months of interest only payments and amortizes over a thirty year period at a floating rate of LIBOR plus 3.20%. The loan is secured by first priority mortgages on each of the properties. As of June 30, 2015, management believes Care is in compliance with the representations and covenants for this loan transaction.

The HUD loan from Red Mortgage Capital for the additional Heritage Portfolio seniors housing community has an aggregate balance of $6,006 as of June 30, 2015. The loan amortizes over a thirty year period at a fixed rate of 4.72%. The loan is secured by a first priority mortgage on the property. As of June 30, 2015, management believes Care is in compliance with the representations and covenants for this loan transaction.

Effective February 9, 2015, in connection with Care and Royal’s joint venture acquisition of five seniors housing communities, the joint venture entered into a $22,500, five year loan. The agreement includes 36 months of interest only payments and a $2,000 commitment which will be available to be drawn on between February 9, 2016 and February 9, 2019, subject to certain conditions. As of June 30, 2015 the loan had an aggregate balance of $19,943. As of June 30, 2015, management believes Care is in compliance with the representations and covenants for this loan transaction.

Effective March 30, 2015, affiliates of Care secured a $39,500, 10 year loan, in connection with its acquisition of six seniors housing communities. As of June 30, 2015 the loan had an aggregate balance of $38,700. As of June 30, 2015, management believes Care is in compliance with the representations and covenants for this loan transaction.

Luxury
Mortgage Warehouse Borrowing

As of June 30, 2015, Luxury has three separate warehouse lines of credit in place and the total maximum aggregate amount Luxury may borrow on these three warehouse lines of credit is $87,500. The credit agreements pay a floating rate of LIBOR plus 2.75% (with a minimum LIBOR of 3.00%). Luxury’s three credit agreements contain customary financial covenants that

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015
(in thousands, except shares and per share data)

require, among other items, minimum amounts of tangible net worth, profitability, maximum indebtedness ratios, and minimum liquid assets. As of June 30, 2015, Luxury believes it was in compliance with financial covenants.

Notes Payable

On January 31, 2014, Luxury issued a series of notes to pay several former shareholders of Luxury as part of the acquisition of Luxury by Tiptree. Although the notes accrue interest at a rate of 12.0% per annum, payments to former shareholders are subject to cash available for distribution based on the profitability of Luxury subject to stipulations governed by the note agreements. The notes all mature on January 31, 2021.
Mortgage Borrowing

In December 2013, Luxury entered into a mortgage note agreement with the Bank of Danbury. The mortgage note has a term of ten years and the monthly payments are based upon a twenty-five year amortization schedule. The mortgage note has a floating rate of Prime plus 1.00%. The mortgage note is secured by the underlying rental property, a guaranty by Luxury, and a personal guaranty by one of the shareholders of Luxury.

Fortegra
Secured Credit Agreement - Wells Fargo Bank, N.A.

On December 4, 2014, Fortegra entered into an amended and restated $140,000 secured credit agreement (the Credit Agreement) among: (i) Fortegra and its wholly owned subsidiary LOTS Intermediate Co. (LOTS), as borrowers (Fortegra and LOTS, collectively, the Borrowers); (ii) the initial lenders named therein; and (iii) Wells Fargo Bank, National Association, as administrative agent, swingline lender, and issuing lender. The Credit Agreement provides for a $50,000 term loan facility and a $90,000 revolving credit facility. Subject to earlier termination, the Credit Agreement terminates on December 4, 2019. The weighted average rate paid for the six months ended June 30, 2015 was 3.18%. The Borrowers are required to repay the aggregate outstanding principal amount of the initial $50,000 term loan facility in consecutive quarterly installments of $1,250 that commenced on March 2015.

Fortegra believes it was in compliance with the covenants required by the respective Credit Agreement in effect at June 30, 2015.

Revolving Line of Credit - Synovus Bank

Fortegra has a $15,000 revolving line of credit agreement (the Line of Credit) with Synovus Bank, entered into on October 9, 2013, with a maturity date of April 30, 2017.  The Line of Credit bears interest at a rate of 300 basis points plus 90-day LIBOR, and is available specifically for the South Bay premium financing product. The weighted average rate paid for the six months ended June 30, 2015 was 3.27%.

At June 30, 2015, Fortegra believes it was in compliance with the covenants required by the Line of Credit.

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

Telos Credit Opportunities Fund
On May 5, 2015, a subsidiary of Telos Credit Opportunities Fund, L.P. (Telos Credit Opportunities), a leveraged loan fund in which Tiptree is the sole investor and which is managed by Tiptree’s Telos Asset Management LLC subsidiary, entered into an asset based secured credit facility of up to $125,000 with Capital One, N.A. as administrative agent and the lenders party thereto. The credit agreement has a maturity date of May 5, 2020. As of June 30, 2015, $11,000 was outstanding under the credit agreement with a weighted average interest rate of 2.69% for the period ended June 30, 2015.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015
(in thousands, except shares and per share data)

Telos Credit Opportunities may prepay borrowings under the facility but is required to pay a prepayment premium expressed as a percentage of the amount prepaid as follows: 1.5% if prior to May 5, 2016 and 1% if prior to May 5, 2017.
Consolidated CLOs

The Company includes in its consolidated balance sheets, as part of liabilities of consolidated CLOs, the debt obligations used to finance the investment in corporate loans and other investments owned by the CLOs that it manages. See Note 13—CLOs and Consolidated Variable Interest Entities, for additional information.

(16) Commitments and Contingencies

Contractual Obligations

The table below summarizes the Company’s contractual obligations by period that payments are due:

	June 30, 2015
	Less than one year	1-3 years	3-5 years	More than 5 years	Total
Operating lease obligations (1)	$3,536	$6,340	$4,235	$2,881	$16,992
Total	$3,536	$6,340	$4,235	$2,881	$16,992
(1) Minimum rental obligations for Tiptree, Care, MFCA, Siena, Luxury and Fortegra office leases. For the six months ended June 30, 2015 and 2014, rent expense for the Company’s office leases were $2,387 and $1,192, respectively.

In addition, Tiptree’s subsidiary Siena issues standby letters of credit for credit enhancements that are required by their borrower’s respective businesses. As of June 30, 2015 there was $3,315 outstanding relating to these letters of credit.
See Note 15—Debt, for information regarding the Company’s debt obligations.
Litigation
Tiptree’s Fortegra subsidiary is a defendant in Mullins v. Southern Financial Life Insurance Co., which was filed on February 2, 2006, in the Pike Circuit Court, in the Commonwealth of Kentucky. A class was certified on June 25, 2010. At issue is the duration or term of coverage under certain policies. The action alleges violations of the Consumer Protection Act and certain insurance statutes, as well as common law fraud. The action seeks compensatory and punitive damages, attorney fees and interest. Plaintiffs filed a Motion for Sanctions on April 5, 2012 in connection with Fortegra's efforts to locate and gather certificates and other documents from Fortegra's agents. While the court did not award sanctions, it did order Fortegra to subpoena certain records from its agents. Although Fortegra appealed the order on numerous grounds, the Kentucky Supreme Court ultimately denied the appeal in April 2014. Consequently, Fortegra has retained a special master to facilitate the collection of certificates and other documents from Fortegra's agents. On January 29, 2015, the trial court issued an Order denying Fortegra’s motion to decertify the class, which Fortegra has appealed. On July 8, 2015, the Kentucky Court of Appeals denied Fortegra’s appeal, on the grounds that the court lacked subject-matter jurisdiction. No trial or hearings are currently scheduled.

Tiptree considers such litigation customary in Fortegra’s lines of business. In management's opinion, based on information available at this time, the ultimate resolution of such litigation, which it is vigorously defending, should not be materially adverse to the financial position of Tiptree. It should be noted that large punitive damage awards, bearing little relation to actual damages sustained by plaintiffs, have been awarded in certain states against other companies in the credit insurance business. At this time, the Company cannot estimate a range of loss that is reasonably possible.

Tiptree and its subsidiaries are parties to other legal proceedings in the ordinary course of business. Although Tiptree’s legal and financial liability with respect to such proceedings cannot be estimated with certainty, Tiptree does not believe that these proceedings, either individually or in the aggregate, are likely to have a material adverse effect on Tiptree’s financial position.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015
(in thousands, except shares and per share data)

(17) Fair Value of Financial Instruments

The following tables present the fair values and carrying values of the Company’s financial assets and liabilities, including the balances associated with the consolidated CLOs, measured on a recurring basis and the associated fair value hierarchy amounts:

		As of June 30, 2015
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value	Carrying value
Assets:
Trading assets:
Equity securities	$—	$—	$8,941	$8,941	$8,941
Tax exempt securities	—	8,225	1,836	10,061	10,061
CDO	—	—	220	220	220
CLO	—	—	750	750	750
Total trading securities	—	8,225	11,747	19,972	19,972

Derivative assets:
IRLC	—	—	1,459	1,459	1,459
TBA mortgage backed securities	—	53	—	53	53
Credit derivatives	—	10,340	—	10,340	10,340
Total derivative assets	—	10,393	1,459	11,852	11,852

Total trading assets	—	18,618	13,206	31,824	31,824

Available for sale securities:
Equity securities	5,839	—	1,047	6,886	6,886
U.S. Treasury securities and U.S. government agencies	—	61,895	—	61,895	61,895
Obligations of state and political subdivisions	—	39,775	—	39,775	39,775
Obligations of foreign governments	—	2,631	—	2,631	2,631
Certificates of deposit	891	—	—	891	891
Corporate bonds	—	67,694	—	67,694	67,694
Total available for sale securities	6,730	171,995	1,047	179,772	179,772

Mortgage loans held for sale	—	56,417	—	56,417	56,417
Investments in loans	—	26,179	37,539	63,718	63,718

Financial instruments included in assets of consolidated CLOs:
Equity securities	—	1,291	5,047	6,338	6,338
Investments in CLOs	—	—	4,000	4,000	4,000
IRS	—	54	—	54	54
Investments in loans	—	1,320,125	425,809	1,745,934	1,745,934
Total financial instruments included in assets of consolidated CLOs	—	1,321,470	434,856	1,756,326	1,756,326

Total	$6,730	$1,594,679	$486,648	$2,088,057	$2,088,057

Liabilities:
Trading liabilities:
U.S. Treasury securities	$—	$19,617	$—	$19,617	$19,617
IRS	—	2,754	—	2,754	2,754
Total trading liabilities	—	22,371	—	22,371	22,371

Financial instruments included in liabilities of consolidated CLOs:
Notes payable of CLOs	—	—	1,789,223	1,789,223	1,789,223
Total financial instruments included in liabilities of consolidated CLOs	—	—	1,789,223	1,789,223	1,789,223

Total	$—	$22,371	$1,789,223	$1,811,594	$1,811,594

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015
(in thousands, except shares and per share data)

		As of December 31, 2014
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value	Carrying value
Assets:
Trading assets:
Equity securities	$—	$—	$4,171	$4,171	$4,171
Tax exempt securities	—	11,230	2,011	13,241	13,241
CDO	—	—	180	180	180
CLO	—	—	945	945	945
Total trading securities	—	11,230	7,307	18,537	18,537

Derivative assets:
IRLC	—	17	776	793	793
Credit derivatives	—	10,833	—	10,833	10,833
Total derivative assets	—	10,850	776	11,626	11,626

Total trading assets	—	22,080	8,083	30,163	30,163

Available for sale securities:
Equity securities	6,003	—	1,047	7,050	7,050
U.S. Treasury securities and U.S. government agencies	—	58,239	—	58,239	58,239
Obligations of state and political subdivisions	—	35,872	—	35,872	35,872
Obligations of foreign governments	—	1,620	—	1,620	1,620
Certificates of deposit	871	—	—	871	871
Corporate bonds	—	67,476	—	67,476	67,476
Total available for sale securities	6,874	163,207	1,047	171,128	171,128

Mortgage loans held for sale	—	28,661	—	28,661	28,661
Investments in loans	—	154	2,447	2,601	2,601

Financial instruments included in assets of consolidated CLOs:
Equity securities	—	91	3,012	3,103	3,103
Investments in CLOs and CDOs	—	—	18,755	18,755	18,755
Investments in loans	—	1,248,161	555,044	1,803,205	1,803,205
Total financial instruments included in assets of consolidated CLOs	—	1,248,252	576,811	1,825,063	1,825,063

Financial instruments included in assets held for sale:
Available for sale securities	100	17,309	—	17,409	17,409
Separate account assets	292,398	735,528	3,771,503	4,799,429	4,799,429
Total financial instruments included in assets held for sale	292,498	752,837	3,771,503	4,816,838	4,816,838

Total	$299,372	$2,215,191	$4,359,891	$6,874,454	$6,874,454

Liabilities:
Trading liabilities:
U.S. Treasury securities	$—	$19,660	$—	$19,660	$19,660
IRS	—	2,913	—	2,913	2,913
Total trading liabilities	—	22,573	—	22,573	22,573

Financial instruments included in liabilities of consolidated CLOs:
IRS	—	126	—	126	126
Notes payable of CLOs	—	—	1,785,207	1,785,207	1,785,207
Total financial instruments included in liabilities of consolidated CLOs	—	126	1,785,207	1,785,333	1,785,333

Total	$—	$22,699	$1,785,207	$1,807,906	$1,807,906

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015
(in thousands, except shares and per share data)

The following table represents additional information about assets that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value for the following periods:

	2015			2014
	Non-CLO assets	CLO assets	Assets held for sale	Non-CLO assets	CLO assets	Assets held for sale
Balance at January 1,	$11,577	$576,811	$3,771,458	$5,231	$49,910	$3,833,401
Net realized gains/(losses)	2,445	1,796	—	—	880	—
Net unrealized gains/(losses)	740	(4,326)	—	(23)	172	—
Purchases	—	12,422	47,633	—	394	40,914
Sales	(109)	(41,357)	(35,352)	—	(11,751)	(56,940)
Issuances	—	772	—	2	529	—
Transfers into Level 3	—	127,721	—	44,532	327,803	—
Transfers (out of) Level 3	(2,904)	(217,586)	—	—	(1,615)	(287)
Attributable to policyowner	—	—	23,918	—	—	43,750
Balance at March 31,	$11,749	$456,253	$3,807,657	$49,742	$366,322	$3,860,838
Net realized gains/(losses)	4,152	(3,278)	—	—	602	—
Net unrealized gains/(losses)	44	6,367	—	316	(551)	—
Purchases	4,771	11,001	93,659	—	3,353	52,099
Sales	(31)	(61,821)	(157,960)	(1,991)	(50,885)	(73,992)
Issuances	1	500	—	2	759	—
Transfer adjustments into Level 3	36,039	19,287	—	20,040	200,950	—
Transfer adjustments (out of) Level 3	(4,933)	6,547	—	(37,223)	(93,145)	—
Attributable to policyowner	—	—	31,130	—	—	82,858
Disposition of assets held for sale	—	—	(3,774,486)	—	—	—
Balance at June 30,	$51,792	$434,856	$—	$30,886	$427,405	$3,921,803

Changes in unrealized gains included in earnings related to assets still held at period end	$(241)	$1,580	$—	$465	$(379)	$—
For the six months ended June 30, 2015, non-CLO assets of $36,039 were transferred from Level 2 to Level 3 and $7,837 were transferred from Level 3 to Level 2. These transfers were primarily due to the limited depth underlying the prices of corporate loans as well as changes to the depth supporting those prices at different measurement dates.

For the six months ended June 30, 2015, CLO assets of $147,008 were transferred from Level 2 to Level 3 and $211,039 were transferred from Level 3 to Level 2. These transfers were primarily due to the limited depth underlying the prices of corporate loans as well as changes to the depth supporting those prices at different measurement dates.

For the six months ended June 30, 2014, non-CLO assets of $64,572 were transferred from Level 2 to Level 3. These transfers were primarily due to tax exempt securities, as well as the limited depth underlying the prices of corporate loans as well as changes to the depth supporting those prices at different measurement dates.

For the six months ended June 30, 2014, non-CLO assets of $37,223 were transferred from Level 3 to Level 2. These transfers were primarily due to the limited depth underlying the prices of corporate loans as well as changes to the depth supporting those prices at different measurement dates.

For the six months ended June 30, 2014, CLO assets of $528,753 were transferred from Level 2 to Level 3 and $94,760 were transferred from Level 3 to Level 2. These transfers were primarily due to the limited depth underlying the prices of corporate loans as well as changes to the depth supporting those prices at different measurement dates.

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

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015
(in thousands, except shares and per share data)

below provides quantitative information only about the significant unobservable inputs used in the valuation of certain tax-exempt municipal securities.

	Fair Value as of				Actual or Range (Weighted average)
Assets	June 30, 2015	December 31, 2014	Valuation Technique	Unobservable input(s)	June 30, 2015	December 31, 2014
Trading Securities:
Tax-exempt municipal	$145	$199	Discounted cash flow	Short and long term cash flows	0.7052%	.58% - 33.32%
Total	$145	$199
The following tables show the fair values and carrying values of the Company’s financial assets and liabilities and the fair value hierarchy level(s) associated with these assets and liabilities:

	As of June 30, 2015
	Level within Fair Value Hierarchy	Fair Value	Carrying Value
Assets:
Cash and cash equivalents-unrestricted	1	$170,100	$170,100
Cash and cash equivalents-restricted	1	30,085	30,085
Trading assets	2,3	31,824	31,824
Available for sale securities	1,2,3	179,772	179,772
Mortgage loans held for sale	2	56,417	56,417
Investments in loans	2,3	63,718	63,718
Loans owned	2	51,439	51,439
Notes receivable, net	2	20,050	21,647
Accounts and premiums receivable, net	2	56,947	56,947
Reinsurance receivables	1,2	300,065	300,065
Other receivables	2	39,560	39,560
Assets of consolidated CLOs	1,2,3	1,883,030	1,883,030
Total Assets		$2,883,007	$2,884,604

Liabilities:
Trading liabilities	1,2	$22,371	$22,371
Debt	3	461,820	464,372
Liabilities of consolidated CLOs	2,3	1,835,238	1,835,238
Liabilities of discontinued operations and held for sale	1,2,3	—	—
Total Liabilities		$2,319,429	$2,321,981

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015
(in thousands, except shares and per share data)

	As of December 31, 2014
	Level within Fair Value Hierarchy	Fair Value	Carrying Value
Assets:
Cash and cash equivalents-unrestricted	1	$52,987	$52,987
Cash and cash equivalents-restricted	1	28,045	28,045
Trading assets	2,3	30,163	30,163
Available for sale securities	1,2,3	171,128	171,128
Mortgage loans held for sale	2	28,661	28,661
Investments in loans	2,3	2,601	2,601
Loans owned	2	36,095	36,095
Notes receivable, net	2	21,916	21,916
Accounts and premiums receivable, net	2	39,666	39,666
Reinsurance receivable	2	264,776	264,776
Other receivables	2	36,068	36,068
Assets of consolidated CLOs	1,2,3	1,978,094	1,978,094
Assets held for sale	1,2,3	5,129,745	5,129,745
Total Assets		$7,819,945	$7,819,945

Liabilities:
Trading liabilities	1	$22,573	$22,573
Debt	3	364,756	363,199
Liabilities of consolidated CLOs	2,3	1,877,377	1,877,377
Liabilities of discontinued operations and held for sale	1,2,3	5,006,901	5,006,901
Total Liabilities		$7,271,607	$7,270,050

(18) Stockholders’ Equity

Tiptree’s authorized capital stock consists of 100,000,000 shares of preferred stock, $0.001 par value, 200,000,000 shares of Class A common stock, $0.001 par value, and 50,000,000 shares of Class B common stock, $0.001 par value. As of June 30, 2015 and December 31, 2014, no shares of preferred stock were issued and outstanding. As of June 30, 2015 and December 31, 2014, there were 31,764,200 and 31,830,174 shares of Class A common stock issued and outstanding, respectively. As of June 30, 2015 and December 31, 2014, there were 9,766,537 and 9,770,367 shares of Class B common stock issued and outstanding, respectively.

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

For the three and the six months ended June 30, 2015, the Company declared dividends of $0.025 and $0.05, respectively, per common share of Class A stock. For the three and the six months ended June 30, 2014, the Company did not declare or pay any cash dividends.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015
(in thousands, except shares and per share data)

(19) Accumulated Other Comprehensive Income

The following table presents the activity in accumulated other comprehensive income/(loss) (AOCI), net of tax, for the following period:

	Unrealized gains/ (losses) on securities	Unrealized gains/(losses) on interest rate swap	Total
Balance at December 31, 2014	$(195)	$146	$(49)
Other comprehensive gain (loss) before reclassification	(422)	(188)	(610)
Amounts reclassified from AOCI	27	367	394
Period change	(395)	179	(216)
Balance at June 30, 2015	$(590)	$325	$(265)
The following table presents the reclassification adjustments out of AOCI included in net income and the impacted line items on the income statement for the following periods:

	Three months ended June 30,		Six months ended June 30,
Components of AOCI	2015	2014	2015	2014	Affected line item in statement where net income is presented
Unrealized gains on available for sale securities	$26	$9	$41	$14	Net realized gains on investments
Related tax (expense)	(9)	(3)	(14)	(5)	Provision for income tax
	$17	$6	$27	$9	Net change after tax

Unrealized (losses) on interest rate swap	$(283)	$—	$(564)	$—	Interest expense
Related tax benefit	99	—	197	—	Provision for income tax
	$(184)	$—	$(367)	$—	Net change after tax

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

The Board adopted the Tiptree 2013 Omnibus Incentive Plan (2013 Equity Plan) on August 8, 2013. The general purpose of the 2013 Equity Plan is to attract, motivate and retain selected employees, consultants and directors for the Company, to provide them with incentives and rewards for superior performance and to better align their interests with the interests of the Company’s stockholders. As of June 30, 2015, 240,791 shares of immediately vested Class A common stock with an aggregate fair market value of $1,943 were issued to employees and persons providing services to the Company as incentive compensation under the 2013 Equity Plan. As of June 30, 2015, the number of shares of Tiptree’s Class A common stock available for award under the 2013 Equity Plan is 1,541,454 shares of Class A common stock. Unless otherwise extended by the Board, the 2013 Equity Plan terminates automatically on August 8, 2023, the tenth anniversary of its adoption by the Board.

Included in vested shares for 2015 are 6,580 shares surrendered to pay taxes on behalf of the employees with shares vesting. Immediately vested shares of common stock issued to the Company’s independent directors in respect to their annual retainer fees have been issued under the 2013 Equity Plan. During the period ended June 30, 2015, the Company issued 11,029 immediately

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015
(in thousands, except shares and per share data)

vested shares of Class A common stock with an aggregate fair value of $80 to the Company’s independent directors as part of their annual retainer.

The table below summarizes changes to the issuances under the Company’s 2013 Equity Plan for the following period:

Number of shares issued
Available for issuance as of December 31, 2014	1,793,274
Shares Issued	(251,820)
Available for issuance as of June 30, 2015	1,541,454
In June 2007, the Company adopted the Care Investment Trust Inc. Manager Equity Plan, which will automatically expire on the 10th anniversary of the date it was adopted. As of June 30, 2015, 134,629 common shares remain available for future issuances. No shares have been issued since March 30, 2012 from this plan.
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
The following table summarizes changes to the issuances of Restricted Stock Units under the Company’s 2007 and 2013 Equity Plan for the periods indicated:

Number of shares issuable in respect of RSUs
Unvested units as of December 31, 2014	38,625
Granted	81,500
Vested	(24,785)
Forfeited	—
Unvested units as of June 30, 2015	95,340
On January 5, 2015 the Company granted 81,500 shares to employees of the Company. The shares have a grant date fair value of $643 and will vest over a period of three years beginning on January 5, 2015.

As of June 30, 2015, the total unrecognized compensation cost related to restricted units granted was $592, which is expected to be recognized as compensation expense over a weighted average period of approximately two years.

Restricted stock unit expense was $79 and $101 for the three months ended June 30, 2015 and 2014, respectively. Restricted stock unit expense was $148 and $113 for the six months ended June 30, 2015 and 2014, respectively. These expenses are included within payroll expense in the consolidated statements of income.

(21) Related Party Transactions

Tricadia Holdings, L.P.
On June 30, 2012, Tiptree Asset Management Company, LLC (TAMCO), Tiptree Financial Partners, L.P. (TFP) and Tricadia Holdings LP (Tricadia) entered into a transition services agreement in connection with the internalization of the management of Tiptree. Pursuant to this agreement, Tricadia provides TAMCO and its affiliates, including TFP, with the services of designated officers as well as certain back office, administrative, information technology, insurance, legal and accounting services. The transition services agreement was assigned to the Company in connection with the closing on July 1, 2013 of the transactions pursuant to the contribution agreement by and between the Company, Operating Company and TFP, dated December 1, 2012 (Contribution Transactions). The Company pays Tricadia specified prices per service. The Company owed a total fee to Tricadia of $337 and $339 for the three months ended June 30, 2015 and 2014, respectively and $675 and $651 for the six months ended June 30, 2015 and 2014, respectively.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015
(in thousands, except shares and per share data)

Mariner Investment Group LLC
TFP and Back Office Services Group, Inc. (BOSG) entered into an administrative services agreement on June 12, 2007 (Administrative Services Agreement), which was assigned to the Operating Company on July 1, 2013 in connection with the Contribution Transactions, under which BOSG provides the services of certain back office, administrative and accounting services to the Company. BOSG is an affiliate of Mariner Investment Group (Mariner). Under the Administrative Services Agreement, the Company pays BOSG a quarterly fee of 0.025% of the Company’s Net Assets, defined as the Company’s total assets less total liabilities, including accrued income and expense, calculated in accordance with GAAP. This fee totaled $94 and $103 for the three months ended June 30, 2015 and 2014, respectively and $189 and $205 for the six months ended June 30, 2015 and 2014, respectively. The Administrative Services Agreement has successive one year terms but may be terminated by the Company or BOSG upon 60 days prior notice.

(22) Concentration of Credit Risk

Counterparties

The Company is subject to certain inherent credit risks arising from its transactions involving counterparties to CDS, CDX and IRS positions.
As of June 30, 2015, the CDS and CDX positions have a notional amount of $2,397 and notional amount of $595,785 ($297,612 of sold protection and $298,173 of bought protection) and a fair value of $87 and $10,252. The counterparty for the CDS and CDX positions are Bank of America, N.A. and Morgan Stanley, respectively.
As of June 30, 2015, the IRS positions have an aggregate notional amount of $78,988 and a fair value of $(2,754). The counterparties for the IRS positions are First Niagara Bank and Wells Fargo Bank, N.A.
The Company’s policy is to monitor its market exposure and counterparty risk through the use of various credit exposure reporting and control procedures.
See Note 14—Derivative Financial Instruments and Hedging, for further details.

(23) Income Taxes

The total income tax benefit of $371 and benefit of $1,080 for the three months ended June 30, 2015 and 2014, respectively, and total tax benefit of $1,867 and benefit of $1,732 for the six months ended June 30, 2015 and 2014, respectively, is reflected as a component of income / (loss) from continuing operations.

For the six months ended June 30, 2015, the Company’s effective tax rate on income from continuing operations was equal to 45.3%, which does not bear a customary relationship to statutory income tax rates. The tax rate for the six months ended June 30, 2015 is higher than the U.S. statutory income tax rate of 35%, primarily due to taxes incurred at certain corporate subsidiaries that do not consolidate with the Company’s taxable income, tax losses generated at certain of our taxable subsidiaries which require a valuation allowance and do not generate an income tax benefit, and state income taxes incurred on a separate legal entity basis.

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

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015
(in thousands, except shares and per share data)

The following table presents a reconciliation of basic and diluted net income per common share for the following periods:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net (loss) income from continuing operations	$(1,209)	$1,836	$(5,573)	$4,148
Less:
Net income from continuing operations attributable to non-controlling interests (1)	(183)	311	(1,871)	1,299
Net (loss) income from continuing operations available to Class A common shares	(1,026)	1,525	(3,702)	2,849

Discontinued operations, net	21,003	2,186	23,348	3,476
Less:
Net income from discontinued operations attributable to non-controlling interests (1)	5,015	1,672	5,663	2,660
Net income from discontinued operations available to Class A common shares	15,988	514	17,685	816

Net income available to Class A common shares	$14,962	$2,039	$13,983	$3,665

Basic:
(Loss) income from continuing operations	$(0.03)	$0.14	$(0.11)	$0.27
Income from discontinued operations	0.50	0.05	0.55	0.08
Net income available to Class A common shares	$0.47	$0.19	$0.44	$0.35

Diluted:
(Loss) income from continuing operations	$(0.03)	$0.14	$(0.11)	$0.27
Income from discontinued operations	0.50	0.05	0.55	0.08
Net income available to Class A common shares	$0.47	$0.19	$0.44	$0.35

Weighted average Class A common shares outstanding:
Basic	31,881,904	10,617,863	31,962,065	10,602,311
Diluted	31,881,904	10,617,863	31,962,065	10,602,311
(1) For the three months ended June 30, 2015, the total net income (loss) attributable to non-controlling interest was $4,832, comprised of $(183) due to continuing operations and $5,015 attributable to discontinued operations. For the three months ended June 30, 2014, the total net income attributable to non-controlling interest was $1,982, comprised of $311 due to continuing operations and $1,672 attributable to discontinued operations.
For the six months ended June 30, 2015, the total net income (loss) attributable to non-controlling interest was $3,792, comprised of $(1,871) due to continuing operations and $5,663 attributable to discontinued operations. For the six months ended June 30, 2014, the total net income attributable to non-controlling interest was $3,959, comprised of $1,299 due to continuing operations and $2,660 attributable to discontinued operations.
The above table excludes the anti-dilutive effect of the 2008 warrant convertible into 652,500 shares because the exercise price of $11.33 was greater than the average market price during such periods.

(25) Subsequent Events

On July 1, 2015, Tiptree acquired all of the outstanding equity interests of Reliance for an aggregate consideration equal to $7,500 in cash and 1,625,500 shares of Class A common stock of Tiptree. In addition, Tiptree will pay up to 2,000,000 additional shares of Class A common stock of Tiptree, annually over three years if Reliance achieves specified performance metrics after closing and in certain other circumstances. In connection with the acquisition of Reliance, a subsidiary of Tiptree entered into

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015
(in thousands, except shares and per share data)

a warehouse credit facility with Reliance pursuant to which Tiptree may provide up to $20,000 to Reliance for the purpose of originating mortgage loans. As of the date of this report, no amounts are outstanding under this warehouse credit facility. On July 20, 2015, Reliance granted membership incentive awards equal to 12.0% of the equity interests of Reliance to employees of Reliance. Of these incentive awards, 9.0% vest upon achievement of specified financial targets and the remaining 3.0% vest in four equal installments annually, in each case subject to continued employment.

On July 9, 2015, Tiptree contributed $20,000 and on August 7, 2015, an additional $10,000 to Telos 2015-7, Ltd. which entered into a warehouse credit facility in anticipation of launching a new CLO.

On August 10, 2015, the Company’s board of directors declared a quarterly cash dividend of $0.025 per share to Class A stockholders with a record date of August 24, 2015, and a payment date of August 31, 2015.

The Board has approved a stock purchase program for the purchase of up to an aggregate of $5 million of Class A common stock by the Company and Michael Barnes that has not yet commenced.

The Company has evaluated events that have occurred from June 30, 2015 through the date this Form 10-Q was filed, and except as already included in the notes to the consolidated financial statements, it believes that no events have occurred that would require recognition or additional disclosures in these consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to “Tiptree” or the “Company” mean Tiptree Operating Company, LLC and its consolidated subsidiaries, together with the standalone net assets held by Tiptree Financial Inc.  References to “Tiptree Financial” mean Tiptree Financial Inc.  Tiptree Financial is publicly traded and owns approximately 77% of Tiptree Operating Company.

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

Overview

Our Management’s Discussion and Analysis of Financial Conditions and Results of Operations is presented in this section as follows:

•	Overview

•	Results of Operations

•	Non-GAAP Financial Measures

•	Liquidity and Capital Resources

•	Critical Accounting Policies and Estimates

•	Recently Adopted and Issued Accounting Standards

The Company currently operates in five reporting segments: insurance and insurance services, specialty finance, real estate asset management, and corporate and other. See Note 6 - Operating Segment Data, in the notes to the accompanying consolidated financial statements for detailed information regarding our segments. Since different factors affect the financial condition and results of operation of each segment, the following is presented on both a consolidated and segment basis.

Significant Quarterly Events

The Company completed its previously announced sale of PFG during the second quarter. The net after-tax gain from the sale was $16.3 million. For further discussion of the sale of PFG please see Note 5—Dispositions, Assets Held for Sale and Discontinued Operations.

During the second quarter of 2015, the Company expanded its principal investments into non-performing mortgage loans and established a credit opportunity fund with the Company as its sole initial investor. The non-performing mortgage loan (“NPL”) strategy commenced with the investment of $9.7 million in the second quarter in a pool of non-performing residential mortgages securing single family properties. The Company invested $25 million in its credit opportunity strategy, which involves the leveraged purchase of commercial loans. As part of this strategy, to leverage the Company’s investment in the credit opportunities fund, it established a line of credit with a major investment bank. Further details of the Company’s principal investments in non-performing mortgage loans and the credit opportunity fund are contained in the Corporate and other segment discussion.

The Company sold its investments in the subordinated notes issued by Telos 2 and Telos 4 to partly fund the diversification of its principal investments and to recycle capital from existing CLOs into a warehouse facility with the objective of creating new CLOs to increase asset management fees. The sales generated net cash of $39.7 million and realized losses of $8.0 million for the six months ended June 30, 2015.

Also during the second quarter, the Company increased its principal investment in Star Asia by $4.8 million through its participation in a rights offering. The fair value of the Company’s investment in Star Asia totaled $8.9 million as of June 30, 2015.

Further details on the diversification and realignment of the Company’s principal investments is contained in the Corporate and other segment discussion.
Subsequent Events

On July 1, 2015, the Company closed its previously announced acquisition of Reliance First Capital, LLC (“Reliance”). Reliance is a retail mortgage originator operating in 32 states. Its fulfillment operations are conducted through a call center and are focused on GSE and FHA/VA mortgage loans. Reliance uses warehouse lines to fund its mortgage loan originations, and then sells the loans servicing released to correspondent aggregators. Reliance’s funded volume for the first six months of 2015 was $389 million and its sold volume was $383 million. The Company believes that the acquisition of Reliance will be complementary to its existing Luxury business and will provide opportunities for future growth in the mortgage business. Reliance will be included in its specialty finance segment in future quarters.

On July 9, 2015, Tiptree contributed $20 million and on August 7, 2015, an additional $10 million to Telos 2015-7, an entity that then established a new warehouse line to leverage investments in loans in anticipation of launching a new CLO. In future quarters, similar to other CLOs that it manages and in which the Company has subordinated note investments, management income and expenses will be reported in its Asset Management Segment and the principal investment, distributions and net realized and unrealized gains on the subordinated notes the Company owns will be reported in its Corporate and other segment.

RESULTS OF OPERATIONS

Summary Consolidated Statements of Operations

($ in thousands)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Total revenue	$99,179	$9,640	$187,189	$20,506

Total expense	102,675	15,955	197,287	29,804

Net Income attributable to consolidated CLOs	1,916	7,071	2,658	11,714

(Loss) income before taxes from continuing operations	(1,580)	756	(7,440)	2,416

Less: Provision (benefit) for income taxes	(371)	(1,080)	(1,867)	(1,732)

Discontinued operations, net	21,003	2,186	23,348	3,476

Net income before non-controlling interests	19,794	4,022	17,775	7,624

Less: net income attributable to noncontrolling interests	4,832	1,983	3,792	3,959

Net income available to common stockholders	$14,962	$2,039	$13,983	$3,665

EBITDA and Adjusted EBITDA are non-GAAP financial measures. Management believes that adjusted EBITDA provides a supplementary metric to enhance investors’ understanding of the ongoing growth potential of the Company’s businesses and an indication of the cash available for re-investment of the businesses. EBITDA and Adjusted EBITDA are not a measurement of financial performance or liquidity under GAAP; therefore, EBITDA and Adjusted EBITDA should not be considered as an alternative or substitute for GAAP.
Summary adjusted EBITDA 1 (Unaudited)

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Adjusted EBITDA for Continuing Operations of the Company	$7,192	$3,772	$12,013	$8,265

Adjusted EBITDA for Discontinued Operations of the Company	$25,033	$7,596	$33,232	$13,684

Total Adjusted EBITDA of the Company	$32,225	$11,368	$45,245	$21,949

1 For further information relating to the Company’s Adjusted EBITDA, including a reconciliation to GAAP net income, see“—Non-GAAP Financial Measures” below.

Consolidated Results of Operations

For the three months ended June 30, 2015, the Company reported after tax income of $19.8 million compared with after tax net income of $4.0 million in the comparable period of 2014. The increase of $15.8 million was primarily driven by the $27.2 million pre-tax gain (or $16.3 million after-tax gain) on the sale of the Company’s PFG subsidiary and the incorporation of Fortegra’s pre-tax earnings of $6.3 million in the second quarter of 2015, partially offset by the loss on the sale of subordinated notes in Telos 2 and Telos 4. Revenues totaled $99.2 million for the second quarter of 2015 compared with revenues of $9.6 million for the second quarter of 2014. Expenses were $102.7 million for the second quarter of 2015, compared with expenses of $16.0 million for the second quarter of 2014. The significant increase in revenues was primarily attributable to the incorporation of Fortegra’s revenues and additional rental income, which increased as a result of the expansion of the Care’s real estate investment activities, while the increase in expenses was the result of increased interest, payroll, depreciation and other expenses attributable to both Fortegra and Care, plus the loss on the sale of the subordinated notes of Telos 2 and Telos 4.

Management believes that adjusted EBITDA provides a supplementary metric to enhance investors’ understanding of the on-going growth potential of the Company’s businesses and an indication of the cash available for re-investment of the combined businesses. See “—Non-GAAP Financial Measures” below for further information relating to the Company’s adjusted EBITDA measure, including a reconciliation to GAAP net income.

The Company’s total adjusted EBITDA was $32.2 million in the three months ended June 30, 2015, compared with total adjusted EBITDA of $11.4 million in the three months ended June 30, 2014. The primary driver of the increase in total adjusted EBITDA was the gain on sale of PFG. The primary driver of the increase in adjusted EBITDA for continuing operations was the incorporation of Fortegra’s adjusted EBITDA of $9.2 million for the second quarter of 2015. Adjusted EBITDA for the period eliminates the impact of purchase accounting adjustments at Fortegra and increased depreciation and amortization expenses incurred in the second quarter of 2015 due to the expansion of the real estate segment’s joint venture activities.

For the six months ended June 30, 2015, the Company reported after tax net income of $17.8 million compared with after tax net income of $7.6 million in the comparable period in 2014. The key drivers of the change in net income were the gain on sale of the Company’s PFG subsidiary and the incorporation of Fortegra’s pre-tax earnings of $10.3 million for the first half of 2015. Revenues were $187.2 million in the first half of 2015, compared with $20.5 million in the first six months of 2014, an increase of $166.7 million. Expenses increased to $197.3 million in the first six months of 2015 from $29.8 million in the same period in 2014, an increase of $167.5 million. The significant change in revenues was predominantly due to the same factors as for the three months ended June 30, 2015, primarily the incorporation of Fortegra’s revenues for the first half of 2015 and an increase in rental income from Care’s expanded property portfolio. The increase in expenses in 2015 included increased amortization due to the impact of purchase accounting on Fortegra’s results, and increased interest, payroll, depreciation and other expenses related to the ongoing expansion of the Company’s real estate investment activities. Discussion of the changes in revenues, expenses and net income is presented below and in more detail, in our segment analysis.

The Company’s total adjusted EBITDA was $45.2 million in the six months ended June 30, 2015, compared with total adjusted EBITDA of $21.9 million in the six months ended June 30, 2014. The primary driver of the increase in total adjusted EBITDA was the gain on sale of PFG. The primary driver of the increase in adjusted EBITDA for continuing operations was the incorporation of Fortegra’s results for the first half of 2015 of $17.5 million. Adjusted EBITDA for the period incorporates the same adjustments as those in the second quarter of 2015.

Segment Results - Three months ended June 30, 2015 and June 30, 2014

($ in thousands)	Three months ended June 30, 2015 and the three months ended June 30, 2014
	Insurance and insurance services	Specialty finance		Real estate		Asset management		Corporate and other		Totals
	Three months ended June 30,	Three months ended June 30,		Three months ended June 30,		Three months ended June 30,		Three months ended June 30,		Three months ended June 30,
	2015	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Net realized and unrealized gains (losses) on investments	$5	$(195)	$148	$369	$(415)	$—	$—	$264	$238	$443	$(29)
Net realized and unrealized gains on mortgage pipeline and associated hedging instruments	—	368	105	—	—	—	—	—	—	368	105
Interest income	687	1,822	766	25	682	—	—	333	1,736	2,867	3,184
Service and administrative fees	25,545	—	—	—	—	—	—	—	—	25,545	—
Ceding commissions	10,148	—	—	—	—	—	—	—	—	10,148	—
Earned premiums, net	39,707	—	—	—	—	—	—	—	—	39,707	—
Gain on sale of loans held for sale, net	—	4,005	1,759	—	—	—	—	—	—	4,005	1,759
Loan fee income	—	1,882	980	—	—	—	—	—	—	1,882	980
Rental revenue	—	7	7	11,184	4,376	—	—	—	—	11,191	4,383
Other income	2,429	91	91	772	192	38	64	(307)	(1,089)	3,023	(742)
Total revenue	78,521	7,980	3,856	12,350	4,835	38	64	290	885	99,179	9,640

Interest expense	1,775	834	311	1,810	978	—	—	1,775	1,354	6,194	2,643
Payroll and employee commissions	9,678	4,520	2,799	4,129	1,716	264	324	4,838	2,458	23,429	7,297
Commission expense	23,927	—	—	—	—	—	—	—	—	23,927	—
Member benefit claims	8,240	—	—	—	—	—	—	—	—	8,240	—
Net losses and loss adjustment expenses	12,926	—	—	—	—	—	—	—	—	12,926	—
Depreciation and amortization expenses	7,258	124	127	3,945	1,535	—	—	32	—	11,359	1,662
Other expenses	8,417	1,934	1,240	4,435	1,357	175	173	1,639	1,583	16,600	4,353
Total expense	72,221	7,412	4,477	14,319	5,586	439	497	8,284	5,395	102,675	15,955
Net intersegment revenue/(expense)	—	—	(110)	—	—	—	—	—	110	—	—
Net income attributable to consolidated CLOs	—	—	—	—	—	2,752	3,010	(836)	4,061	1,916	7,071
Pre-tax income/(loss)	$6,300	$568	$(731)	$(1,969)	$(751)	$2,351	$2,577	$(8,830)	$(339)	$(1,580)	$756
Less: Provision (benefit) for income taxes										(371)	(1,080)
Discontinued operations										21,003	2,186
Net income before non-controlling interests										$19,794	$4,022
Less: net income attributable to noncontrolling interests										4,832	1,983
Net income available to common stockholders										$14,962	$2,039

Segment Results - Six months ended June 30, 2015 and June 30, 2014

($ in thousands)	Six months ended June 30, 2015
	Insurance and insurance services	Specialty finance		Real estate		Asset management		Corporate and other		Totals
	Six months ended June 30,	Six months ended June 30,		Six months ended June 30,		Six months ended June 30,		Six months ended June 30,		Six months ended June 30,
	2015	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Net realized and unrealized gains (losses) on investments	$—	$307	$115	$(116)	$(724)	$—	$—	$31	$1,484	$222	$875
Net realized and unrealized gains on mortgage pipeline and associated hedging instruments	—	719	190	—	—	—	—	—	—	719	190
Interest income	1,399	3,175	1,220	44	1,365	—	—	545	4,591	5,163	7,176
Service and administrative fees	47,472	—	—	—	—	—	—	—	—	47,472	—
Ceding commissions	20,085	—	—	—	—	—	—	—	—	20,085	—
Earned premiums, net	77,060	—	—	—	—	—	—	—	—	77,060	—
Gain on sale of loans held for sale, net	—	6,598	2,734	—	—	—	—	—	—	6,598	2,734
Loan fee income	—	3,281	1,409	—	—	—	—	—	—	3,281	1,409
Rental revenue	—	24	17	20,536	8,822	—	—	—	—	20,560	8,839
Other income	4,884	131	92	1,310	386	101	158	(397)	(1,353)	6,029	(717)
Total revenue	150,900	14,235	5,777	21,774	9,849	101	158	179	4,722	187,189	20,506

Interest expense	3,514	1,345	455	3,140	1,956	—	—	3,324	3,046	11,323	5,457
Payroll and employee commissions	20,083	8,244	4,392	8,052	3,514	812	1,030	6,579	4,076	43,770	13,012
Commission expense	40,455	—	—	—	—	—	—	—	—	40,455	—
Member benefit claims	15,819	—	—	—	—	—	—	—	—	15,819	—
Net losses and loss adjustment expenses	25,376	—	—	—	—	—	—	—	—	25,376	—
Depreciation and amortization expenses	19,212	246	237	7,333	3,093	—	—	32	—	26,823	3,330
Other expenses	16,115	3,397	1,972	9,399	2,801	337	363	4,473	2,869	33,721	8,005
Total expense	140,574	13,232	7,056	27,924	11,364	1,149	1,393	14,408	9,991	197,287	29,804
Net intersegment revenue/(expense)	—	—	(188)	—	—	—	—	—	188	—	—
Net income attributable to consolidated CLOs	—	—	—	—	—	5,573	6,131	(2,915)	5,583	2,658	11,714
Pre-tax income (loss)	$10,326	$1,003	$(1,467)	$(6,150)	$(1,515)	$4,525	$4,896	$(17,144)	$502	$(7,440)	$2,416
Less: Provision (benefit) for income taxes										(1,867)	(1,732)
Discontinued operations										23,348	3,476
Net income before non-controlling interests										$17,775	$7,624
Less: net (loss) attributable to noncontrolling interests from continuing operations and discontinued operations - Tiptree Financial Partners, L.P.										3,875	4,551
Less: net (loss) income attributable to noncontrolling interests from continuing operations and discontinued operations - Other										(83)	(592)
Less: net income attributable to noncontrolling interests										3,792	3,959
Net income available to common stockholders										$13,983	$3,665
Segment Assets as of - June 30, 2015 and December 31, 2014

($ in thousands)	Insurance and insurance services		Specialty finance		Real estate		Asset management		Corporate and other		Totals
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Segment assets	$840,262	$767,914	$123,636	$79,075	$240,247	$179,822	$2,782	$2,871	$282,186	$65,570	$1,489,113	$1,095,252
Assets of consolidated CLOs											1,883,030	1,978,094
Assets held for sale											—	5,129,745
Total assets											$3,372,143	$8,203,091

EBITDA and Adjusted EBITDA are non-GAAP financial measures. Management believes that adjusted EBITDA provides a supplementary metric to enhance investors’ understanding of the ongoing growth potential of the Company’s businesses and an indication of the cash available for re-investment of the businesses. EBITDA and Adjusted EBITDA are not a measurement of financial performance or liquidity under GAAP; therefore, EBITDA and Adjusted EBITDA should not be considered as an alternative or substitute for GAAP.

Summary segment EBITDA and Adjusted EBITDA for the three months periods ended June 30, 2015 and June 30, 20141 (Unaudited)

($ in thousands)	Three months ended June 30, 2015 and the three months ended June 30, 2014
	Insurance and insurance services	Specialty finance		Real estate		Asset management		Corporate and other		Totals
	Three months ended June 30,	Three months ended June 30,		Three months ended June 30,		Three months ended June 30,		Three months ended June 30,		Three months ended June 30,
	2015	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Segment EBITDA	$15,333	$1,526	$(293)	$3,786	$1,762	$2,351	$2,577	$(7,023)	$1,015	$15,973	$5,061

Segment Adjusted EBITDA	$9,215	$692	$(604)	$2,040	$784	$2,351	$2,577	$(7,106)	$1,015	$7,192	$3,772

Summary segment EBITDA and Adjusted EBITDA for the six months periods ended June 30, 2015 and June 30, 20141 (Unaudited)

($ in thousands)	Six months ended June 30, 2015
	Insurance and insurance services	Specialty finance		Real estate		Asset management		Corporate and other		Totals
	Six months ended June 30,	Six months ended June 30,		Six months ended June 30,		Six months ended June 30,		Six months ended June 30,		Six months ended June 30,
	2015	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Segment EBITDA	$33,052	$2,594	$(775)	$4,323	$3,534	$4,525	$4,896	$(13,788)	$3,548	$30,706	$11,203

Segment Adjusted EBITDA	$17,451	$1,249	$(1,230)	$2,659	$1,578	$4,525	$4,896	$(13,871)	$3,021	$12,013	$8,265
1 For further information relating to the Company’s Adjusted EBITDA, including a reconciliation to GAAP net income, see“—Non-GAAP Financial Measures” below.

Insurance and Insurance Services segment - operating results for three and six months ended June 30, 2015

	Insurance and Insurance Services segment
($ in thousands)	Three months ended June 30,	Six months ended June 30,
	2015	2015
Net realized and unrealized gains (losses) on investments	$5	$—
Interest income	687	1,399
Service and administrative fees	25,545	47,472
Ceding commissions	10,148	20,085
Earned premiums, net	39,707	77,060
Other income	2,429	4,884
Total revenue	$78,521	$150,900

Interest expense	$1,775	$3,514
Payroll and employee commissions	9,678	20,083
Commission expense	23,927	40,455
Member benefit claims	8,240	15,819
Net losses and loss adjustment expenses	12,926	25,376
Depreciation and amortization expenses	7,258	19,212
Other expenses	8,417	16,115
Total expense	72,221	140,574
Pre-tax income	$6,300	$10,326

Insurance and Insurance Services segment

The Company’s insurance and insurance services segment is comprised of its wholly-owned Fortegra subsidiary, which was acquired in December 2014. Accordingly, there are no comparable revenues or expenses reported for the three and six months ended June 30, 2014. In addition, the financial information for the three and six months ended June 30, 2014 previously reported in Fortegra’s filings with the SEC may not be comparable to financial information reported in this report due to purchase price accounting adjustments to Fortegra’s results giving effect to the push-down accounting treatment of Tiptree’s acquisition of Fortegra. These adjustments include setting deferred cost assets to a fair value of zero, modifying deferred revenue liabilities to their respective fair values, and recording a substantial intangible asset representing the value of the acquired insurance policies and contracts. The application of push-down accounting creates a modest impact to net income, but significantly impacts individual assets, liabilities, revenues, and expenses. In addition, Fortegra’s purchase of the remaining 37.6% of ProtectCELL in 2015 reduced the amount of net income attributable to non-controlling interests for the six months ended June 30, 2015 and thus had a positive impact on Fortegra’s net income. Results of the Company’s PFG subsidiary, which had previously been presented in the insurance and insurance services segment have been reclassified as discontinued operations for 2014 and 2015.

Insurance and insurance services segment pre-tax income was $10.3 million for the first half of 2015. Pre-tax income increased from $4.0 million in the first quarter of 2015 to $6.3 million in the second quarter of 2015. Revenues were $78.5 million in the second quarter, compared with $72.4 million in the first quarter. The quarter over quarter net increase of $6.1 million in revenues was principally driven by increases in service and administrative fees of $3.6 million and earned premiums of $2.3 million. The quarter over quarter improvement in revenues was largely attributable to strong sales of credit and warranty insurance products partially offset by competitive pressure in mobile device protection plans and motor club memberships resulting in reduced contract volumes in those two product lines.

For insurance and insurance services, the main components of revenue are service and administrative fees, ceding commissions and earned premiums, net. While the sale of cell phone warranty contracts have been dampened by competitive pressures, slowing growth in that area has been more than offset by growth in the sale of credit life insurance, warranty and specialty insurance products in the auto sector and for other consumer durables.

Service and administrative fees were $22.0 million for the first quarter of 2015, and $25.5 million in the second quarter, a 16% increase as a result of these factors. Ceding commissions were $9.9 million in the first quarter and $10.1 million in the second quarter. Ceding commissions are earned on credit insurance products. Fortegra’s clients typically retain underwriting risk related to the insurance products they offer to their customers through retrospective insurance arrangements or wholly-owned reinsurance subsidiaries. While the majority of Fortegra’s revenues are fee-based, the Company selectively assumes underwriting risk from time to time to meet client’s needs and enhance profitability. As a result of its risk retention activities, Fortegra generated earned premiums, net of $37.3 million in the first quarter and $39.7 million in the second quarter. Earned premiums, net are generated from the retained portion of Fortegra’s payment protection insurance policies sold in conjunction with the offering of consumer finance products by financial institution and retail clients with whom the Company typically has long standing relationships.

Segment expenses in the first half were $140.6 million. Expenses were $72.2 million in the second quarter, compared with $68.4 million in the first quarter. The quarter over quarter net increase of $3.8 million was principally driven by an increase in commission expenses of $7.4 million, partly offset by a reduction in depreciation and amortization expense of $4.8 million. The increase in commission expense largely resulted from increased sales in the second quarter. The reduction in depreciation and amortization expense was attributable to lower purchase price amortization charges in the second quarter.

Expenses in the insurance and insurance services segment are composed of payroll and employee commissions, commissions paid to brokers, member benefit claims, net losses and loss adjustment expense, depreciation and amortization expenses and other expenses.

Payroll and employee commissions expense are the largest component of our expense base and are composed of base salaries, employee commissions and accruals for employee paid time off and bonuses. Payroll and employee commission expense was $9.7 million for the second quarter and $20.1 million for the six months ending June 30, 2015.

Commissions expense is incurred on most of Fortegra’s revenue classes, most of which are retrospective commissions paid to distributors and retailers selling our products, including credit insurance policies, motor club memberships, mobile device protection and warranty service contracts. Credit insurance commission rates are, in many cases, set by state regulators and are also impacted by market conditions. Commission expense was $23.9 million for the second quarter and $40.5 million for the six months ended June 30, 2015, driven by the increase in policies issued quarter over quarter primarily in the credit life and specialty auto warranty and insurance products.

Claims payments under Fortegra’s insurance and warranty service contracts take the form of two types. Member benefit claims represent the costs of services and replacement devices incurred in car club and warranty protection service contracts. Net losses and loss adjustment expenses represent actual insurance claims paid, changes in unpaid claim reserves, net of amounts ceded, and the costs of administering claims for Fortegra’s credit life and other insurance lines, such as non-standard auto. Incurred claims are impacted by loss frequency, which is a measure of the number of claims per unit of insured exposure, and loss severity, which is based on the average size of claims. Factors affecting loss frequency and loss severity include changes in claims reporting patterns, claims settlement patterns, judicial decisions, economic conditions, morbidity patterns and the attitudes of claimants towards settlements. Member benefits claims and net losses and loss adjustment expenses, combined were $21.2 million for the second quarter and $41.2 million for the six months ended June 30, 2015. The slight increase in the second quarter over the first quarter was a function of growth in earned premiums in credit life and non-standard auto, and increased motor club claims partially offset by lower claims in mobile devices.

Depreciation and amortization expense of $7.2 million for the second quarter and $19.2 million for the six months ended June 30, 2015 related primarily to the amortization of the intangible assets acquired as a result of Tiptree’s purchase of Fortegra. The most significant of these expenses is the amortization of the fair value attributed to the insurance policies and contracts acquired, which had a value of $36.5 million as of the acquisition date and which has a steep amortization curve. Amortization of this intangible asset was approximately $16.9 million in the first six months of 2015.

Fortegra’s other expenses primarily comprise lead acquisition, advertising and event costs, bank and credit card processing fees, technology expenses, filing and licensing fees, premium taxes and office rent costs. The combination of these expenses totaled $8.4 million for the second quarter and $16.1 million for the six months ended June 30, 2015. For further information relating to Fortegra’s debt and interest expenses, please refer to Note 15 - Debt, of the accompanying financial statements.

Specialty Finance segment - operating results for the three and six month periods ended June 30, 2015 and June 30, 2014.

	Siena		Luxury		Specialty Finance
	Three months ended June 30,		Three months ended June 30,		Three months ended June 30,
($ in thousands)	2015	2014	2015	2014	2015	2014
Net realized and unrealized gains on investments	$—	$—	$(195)	$148	$(195)	$148
Net realized and unrealized gain on mortgage pipeline and associated hedging instruments	—	—	368	105	368	105
Interest income	1,364	279	458	487	1,822	766
Gain on sale of loans held for sale, net	—	—	4,005	1,759	4,005	1,759
Loan fee income	974	638	908	342	1,882	980
Rental revenue	—	—	7	7	7	7
Other income	28	91	63	—	91	91
Total revenue	2,366	1,008	5,614	2,848	7,980	3,856

Interest expense	284	117	550	194	834	311
Payroll and employee commissions	1,088	572	3,432	2,227	4,520	2,799
Depreciation and amortization expenses	67	60	57	67	124	127
Other expenses	555	282	1,379	958	1,934	1,240
Total expense	1,994	1,031	5,418	3,446	7,412	4,477
Net intersegment revenue/(expense)	—	—	—	(110)	—	(110)
Pre-tax income (loss)	$372	$(23)	$196	$(708)	$568	$(731)

	Siena		Luxury		Specialty Finance
	Six months ended June 30,		Six months ended June 30,		Six months ended June 30,
($ in thousands)	2015	2014	2015	2014	2015	2014
Net realized and unrealized gains on investments	$—	$—	$307	$115	$307	$115
Net realized and unrealized gain/(loss) on mortgage pipeline and associated hedging instruments	—	—	719	190	719	190
Interest income	2,390	615	785	605	3,175	1,220
Gain on sale of loans held for sale, net	—	—	6,598	2,734	6,598	2,734
Loan fee income	1,811	842	1,470	567	3,281	1,409
Rental revenue	—	—	24	17	24	17
Other income	68	92	63	—	131	92
Total revenue	4,269	1,549	9,966	4,228	14,235	5,777

Interest expense	516	155	829	300	1,345	455
Payroll and employee commissions	1,990	888	6,254	3,504	8,244	4,392
Depreciation and amortization expenses	133	119	113	118	246	237
Other expenses	926	486	2,471	1,486	3,397	1,972
Total expense	3,565	1,648	9,667	5,408	13,232	7,056
Intersegment expense	—	—	—	(188)	—	(188)
Pre-tax income (loss)	$704	$(99)	$299	$(1,368)	$1,003	$(1,467)
Specialty Finance segment

Our specialty finance segment is comprised of Siena, a commercial finance company, which is 62% owned by the Company and Luxury, a mortgage originator which is 67.5% owned by the Company. As described above in “—Overview—Subsequent Events,” the acquisition of Reliance, a retail mortgage originator, was completed in the third quarter of 2015, and this entity will be added to our specialty finance segment. Reliance’s funding volume in the first six months of 2015 totaled $389 million, while Luxury’s funding volume in the first six months of 2015 totaled $440 million.

Specialty Finance segment pre-tax income was $568 thousand for the three months ended June 30, 2015, compared with a pre-tax net loss of $731 thousand for the second quarter of 2014. For the six months ended June 30, 2015, the specialty finance segment pre-tax net income was $1.0 million, compared with a pre-tax net loss of $1.5 million for the prior year comparable period.

Segment revenues were $8.0 million for the second quarter of 2015, compared with $3.9 million for the second quarter of 2014, an increase of $4.1 million or 107%. Segment expenses were $7.4 million in the second quarter of 2015, compared with $4.5 million in the second quarter of 2014, an increase of $2.9 million or 66%.

Segment revenues were $14.2 million for the first half of 2015, compared with revenues of $5.8 million in the corresponding prior year period, an increase of $8.4 million or 146%. Segment expenses were $13.2 million in the six months ended June 30, 2015, compared with $7.1 million in the first half of 2014, an increase of $6.1 million or 88%. Second quarter and first half 2015 results for Siena and Luxury are discussed further below.

Siena

Siena earned pre-tax net income of $372 thousand for the second quarter of 2015, compared with a pre-tax net loss of $23 thousand for the second quarter of 2014. Siena earned net pre-tax income of $704 thousand in the first half of 2015 as compared to a net pre-tax loss of $99 thousand in of the same period in 2014. The improvement in Siena’s results in 2015 were primarily the result of a combination of new clients and increased lending activities and lifting the balance of average earning assets, which were $51.0 million for the first half of 2015, compared with $22.3 million for the first half of 2014, an increase of 129%. Siena’s revenues are primarily driven by interest income on the loans it makes to small and medium sized U.S. companies and fee income associated with the Company’s lending activities.

Revenues earned by Siena totaled $2.4 million in the second quarter of 2015, compared with $1.0 million in the second quarter of 2014, an increase of $1.4 million or 135%. For the first half of 2015, Siena’s revenues were $4.3 million, compared with revenues of $1.5 million in the first half of 2014, an increase of $2.8 million or 176%. The increase in second quarter and first half revenue year over year was primarily driven by the increase in lending volume.

Siena’s expenses were $2.0 million in the second quarter of 2015, compared with $1.0 million in the second quarter of 2014, an increase of $1.0 million or 93%. Siena’s expenses were $3.6 million in the first half of 2015, compared with $1.6 million in the first half of 2014, an increase of $2.0 million or 116%. Siena’s expenses are comprised primarily of interest expense on the Company’s borrowings, payroll and employee commissions and other expenses. Growth in expenses were in line with the overall increase in lending volume and were partially driven by the relocation of corporate headquarters to accommodate Siena’s growth.

Luxury

Luxury earned pre-tax net income of $196 thousand for the second quarter of 2015, compared with a pre-tax net loss of $598 thousand in the second quarter of 2014, an increase of $794 thousand. Luxury earned net pre-tax income of $299 thousand for the first half of 2015, compared with a net pre-tax loss of $1.4 million for the first half of 2014. The improvement in results were primarily driven by a year over year 80% increase in mortgage origination volume from $244 million in the first half of 2014 to $440 million in the first half of 2015.

Luxury’s revenues for the second quarter of 2015 were $5.6 million compared with $2.8 million for the second quarter of 2014, an increase of $2.8 million or 97%. Luxury’s revenues for the first half of 2015 were $10.0 million, a 136% year over year increase over the $4.2 million in the prior year period. The revenue improvement was driven by higher funding volume. Revenues earned by Luxury are comprised of gain on sale on mortgages originated and sold to investors, gains and losses on Luxury’s mortgage pipeline of interest rate lock commitments and mortgage loans held for sale and the associated hedges, interest income on mortgages held for sale, and fees associated with Luxury’s mortgage origination business. Luxury’s loan fees primarily comprised loan application fees, appraisal fees, document preparation fees, broker fees earned and loan underwriting fees.

Luxury’s expenses for the second quarter of 2015 were $5.4 million compared with $3.4 million for the second quarter of 2014, an increase of $2.0 million or 57%. Total expenses for the six months ended June 30, 2105 were $9.7 million, up 79% from the year earlier period. Luxury’s expenses are composed of interest expense on the borrowings primarily used to finance mortgages held for sale, payroll and employee commissions and other expenses. As the mortgage origination business is highly scalable, expenses generally increase at a slower pace relative to increases in revenues. As a result, expenses were up generally in line with the improvements in funding volume, driving improved profitability. The primary driver of higher expenses was higher personnel costs as the result of increased volumes.

Real Estate segment - operating results for the three and six month periods ended June 30, 2015 and June 30, 2014.

	Real Estate segment
	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2015	2014	2015	2014
Net realized and unrealized gains (losses) on investments	$369	$(415)	$(116)	$(724)
Interest income	25	682	44	1,365
Rental revenue	11,184	4,376	20,536	8,822
Other income	772	192	1,310	386
Total revenue	12,350	4,835	21,774	9,849

Interest expense	1,810	978	3,140	1,956
Payroll and employee commissions	4,129	1,716	8,052	3,514
Depreciation and amortization expenses	3,945	1,535	7,333	3,093
Other expenses	4,435	1,357	9,399	2,801
Total expense	14,319	5,586	27,924	11,364
Pre-tax income (loss)	$(1,969)	$(751)	$(6,150)	$(1,515)

Real Estate segment

The Company’s real estate segment consists of its wholly-owned Care subsidiary, which primarily acquires and owns seniors housing properties. As of June 30, 2015, Care’s portfolio consists of 24 properties across 9 states primarily in the Mid-Atlantic and Southern United States. Care’s portfolio is comprised of 5 triple net lease properties, 13 joint venture properties and 6 hybrid triple net lease properties. Hybrid triple net lease are properties where Care owns the real estate and the operator owns the operating company, with the operator paying a contractual annual minimum rent and Care and the operator both sharing in the property’s net operating income based on agreed metrics.

Care had a pre-tax net loss of $2.0 million for the second quarter of 2015, compared with a pre-tax net loss of $751 thousand in the second quarter of 2014. Care had a pre-tax loss of $6.2 million in the first half of 2015, compared with pre-tax loss of $1.5 million in the first half of 2014. Care made significant investments in senior housing properties and joint ventures during 2014 and the first quarter of 2015. The increase in the number of properties generated higher rental and other income in the first half of 2015, but the Company also incurred additional depreciation and amortization expenses as a consequence of the expansion in Care’s business.

Care had Adjusted EBITDA of $2.0 million for the second quarter of 2015 compared to $784 thousand in the comparable period of 2014 and $2.7 million of Adjusted EBITDA for the first half of 2015 compared to $1.6 million in the comparable period in 2014. See “—Non-GAAP Financial Measures” below for a reconciliation to GAAP net income.

Care’s revenues were $12.4 million for the second quarter of 2015, compared with $4.8 million for the second quarter of 2014, an increase of $7.6 million or 155%. Care’s revenues increased significantly to $21.8 million in the first half of 2015, compared with $9.8 million in the first half of 2014, an increase of 121%. Rental income in the first half of 2015 was $20.5 million, compared with rental income of $8.8 million in the first half of 2014. Care earned other income of $1.3 million in the first half of 2015, compared to other income of $386 thousand in the first half of 2014. Other income in the first half of 2015 was comprised of resident fees of $985 thousand and reimbursable escrow earnings of $325 thousand. In the first half of 2014, resident fees were $131 thousand and reimbursable escrow earnings were $255 thousand. The increase in rental revenue and other income is mainly due to new joint ventures, including the Royal joint venture which was established in the first quarter of 2015 and the Greenfield and Belle Reve joint ventures which were established in the fourth quarter of 2014.

Care’s net losses on investments of $116 thousand and $724 thousand in the first half of 2015 and the first half of 2014, respectively, primarily consist of unrealized losses on interest rate swaps undertaken to mitigate Care’s interest rate risk. Care earned interest income of $44 thousand in the first half of 2015, compared to interest income of $1.4 million in the first half of 2014. The decline in interest income in 2015 was attributable to the repayment of the Westside loan in the third quarter of 2014.

Care’s expenses for the second quarter of 2015 were $14.3 million compared with $5.6 million for the second quarter of 2014, an increase of $8.7 million or 156%. Care’s expenses increased to $27.9 million in the first half of 2015, compared with $11.4 million in the second quarter of 2014, an increase of 146%. Care’s expenses are comprised of interest expenses on Care’s borrowings, payroll expenses (including employees of Care’s joint ventures), professional fees, depreciation and amortization of properties and leases acquired and other expenses. Interest expense was $3.1 million for the first half of 2015, compared with $2.0 million for the first half of 2014. Payroll expenses were $8.1 million for the first half of 2015 compared with $3.5 million for the first half of 2014. Depreciation and amortization expenses were $7.3 million in the first half of 2015, compared with $3.1 million in the first half of 2014. Care’s other expenses, which include property operating expenses, office expenses, property acquisition costs, professional fees and property taxes, were $9.4 million for the first half of 2015, compared with $2.8 million for the first half of 2014. The increase in expenses was attributable to increased operating costs associated with the larger property portfolio and an increase in amortization of in-place leases acquired.

Asset Management segment - operating results for the three and six month periods ended June 30, 2015 and June 30, 2014.

($ in thousands)	Asset Management segment
	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Fees earned from CLOs under management	$2,752	$3,010	$5,573	$6,131
Other management fee income	38	64	101	158
Total revenue	2,790	3,074	5,674	6,289

Payroll and employee commissions	264	324	812	1,030
Other expenses	175	173	337	363
Total expense	439	497	1,149	1,393

Pre-tax income	$2,351	$2,577	$4,525	$4,896

Asset Management segment

The Company’s asset management segment generates fee income from the CLOs under management and from its management of NPPF 1, a portfolio of tax-exempt securities owned by third-party investors. Total assets under management (“AUM”) of our asset management segment were $1.91 billion as of June 30, 2015, compared to $1.77 billion as of June 30, 2014, of which $1.76 billion was attributable to the CLO business and $153.3 million was attributable to NPPF1 as of June 30, 2015 and $1.59 billion was attributable to the CLO business and $183.4 million was attributable to NPPF1 as of June 30, 2014. The Company added $730.0 million of AUM in 2014 by launching Telos 5 and Telos 6 but that amount was offset by a decline in $223.2 million of AUM as Telos 1 and Telos 2 returned principal to noteholders since they were past their reinvestment period, and a decline in AUM of NPPF1 of $37.7 million which is in run-off. For a review of the inter-segment allocation of revenues from CLOs under management, please refer to “—Net Income attributable to CLOs managed by the Company - for the three and six month periods ended June 30, 2015 and June 30, 2014” below. Other management fee income in the table above represents the fees earned from the management of the NPPF 1 portfolio by our Muni Capital Management subsidiary.

Pre-tax net income for the asset management segment was $2.4 million for the second quarter of 2015, compared with pre-tax net income of $2.6 million for the second quarter of 2014, a decline of $0.2 million or 9%. Pretax net income for the first half of 2015 was $4.5 million, as compared to $4.9 million in the prior year period. The principal reason for the decline was the reduction in CLO management fees, driven by a combination of amortized AUM and lower fees as described below.

CLO asset management fees totaled $5.6 million in the first half of 2015, compared to $6.1 million in the first half of 2014. Although the number of CLOs under management increased from five CLOs as of June 30, 2014 to six CLOs as of June 30, 2015, management fee income declined between 2014 and 2015. The decrease was due principally to the reduction in management fees earned on Telos 1 and Telos 2, whose assets are declining, generally resulting in reduced management fees. Fees on Telos 5 and Telos 6, both new in 2014, were earned at a lower rate than the fees generated from Telos 1 and Telos 2, which had been issued in 2006 and 2007.

Expenses for the Asset management segment were $1.1 million for the first half of 2015, compared with $1.4 million for the first half of 2014. The decline is largely due to a reduction in staffing numbers at Muni Capital Management.

Net Income attributable to CLOs managed by the Company - for the three and six month periods ended June 30, 2015 and June 30, 2014.

The Company earns revenues from CLOs under management. These revenues comprise fees earned for managing the CLOs, distributions received from the Company’s holdings of subordinated notes issued by the CLOs and realized and unrealized gains and losses from the Company’s holdings of subordinated notes. The management fees earned from the CLOs are incorporated in the Asset Management segment, while distributions earned and gains and losses on the Company’s holdings of subordinated notes issued by the CLOs are incorporated in the Company’s corporate and other segment.

($ in thousands)	Net Income attributable to CLOs managed by the Company
	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Management fees paid by the CLOs to the Company	$2,752	$3,010	$5,573	$6,131
Distributions from the subordinated notes held by the Company	3,230	3,534	8,956	7,359
Realized and unrealized (losses) gains on subordinated notes held by the Company	(4,066)	527	(11,871)	(1,776)
Net income attributable to the consolidated CLOs	$1,916	$7,071	$2,658	$11,714

Pre-tax net income from the Company’s CLO business was $1.9 million for the second quarter of 2015, compared with net pre-tax net income of $7.1 million in the second quarter of 2014. Pretax net income attributable to consolidated CLOs was $2.7 million in the first half of 2015 versus $11.7 million in the prior year period. The primary drivers of the decline in 2015 was attributable to realized and unrealized losses incurred on the Company’s holdings of CLO subordinated notes in the second quarter of 2015. The Company sold its holdings of subordinated notes issued by Telos 2 and Telos 4 during the second quarter of 2015. The sale generated net cash proceeds of $39.7 million, but also had the effect of reducing the total amount of distributions earned from holdings of subordinated notes in the second quarter of 2015. The sale also generated tax losses of approximately $12.5 million to the Company.

Corporate and Other segment - operating results for the three and six month periods ended June 30, 2015 and June 30, 2014.

($ in thousands)	Corporate and Other segment
	CLO subordinated notes and tax exempt securities		Credit investments		Corporate		Total
	Three months ended June 30,		Three months ended June 30,		Three months ended June 30,		Three months ended June 30,
	2015	2014	2015	2014	2015	2014	2015	2014
Net realized and unrealized gains (losses) on investments	$(297)	$961	$189	$(875)	$372	$152	$264	$238
Interest income	141	425	174	1,097	18	214	333	1,736
Other income	—	—	—	—	(307)	(1,089)	(307)	(1,089)
Total revenue	(156)	1,386	363	222	83	(723)	290	885

Interest expense	—	—	83	—	1,692	1,354	1,775	1,354
Payroll and employee commissions	76	92	—	—	4,762	2,366	4,838	2,458
Depreciation and amortization expenses	—	—	—	—	32	—	32	—
Other expenses	57	60	215	—	1,367	1,523	1,639	1,583
Total expense	133	152	298	—	7,853	5,243	8,284	5,395
Intersegment revenue	—	—	—	—	—	110	—	110
Distributions received and realized and unrealized gains and losses on the subordinated notes, net	(836)	4,061	—	—	—	—	(836)	4,061
Pre-tax (loss) income	$(1,125)	$5,295	$65	$222	$(7,770)	$(5,856)	$(8,830)	$(339)

($ in thousands)	Corporate and other segment
	CLO subordinated notes and tax exempt securities		Credit investments		Corporate		Total
	Six months ended June 30,		Six months ended June 30,		Six months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014	2015	2014	2015	2014
Net realized and unrealized gains (losses) on investments	$55	$1,928	$189	$(709)	$(213)	$265	$31	$1,484
Interest income	310	861	174	3,303	61	427	545	4,591
Other income	—	—	—	—	(397)	(1,353)	(397)	(1,353)

($ in thousands)	Corporate and other segment
	CLO subordinated notes and tax exempt securities		Credit investments		Corporate		Total
Total revenue	365	2,789	363	2,594	(549)	(661)	179	4,722

Interest expense	—	—	83	527	3,241	2,519	3,324	3,046
Payroll and employee commissions	109	174	—	—	6,470	3,902	6,579	4,076
Depreciation and amortization expenses	—	—	—	—	32	—	32	—
Other expenses	116	145	215	—	4,142	2,724	4,473	2,869
Total expense	225	319	298	527	13,885	9,145	14,408	9,991
Intersegment revenue	—	—	—	—	—	188	—	188
Distributions received and realized and unrealized gains and losses on the subordinated notes, net	(2,915)	5,583	—	—	—	—	(2,915)	5,583
Pre-tax (loss)income	$(2,775)	$8,053	$65	$2,067	$(14,434)	$(9,618)	$(17,144)	$502

Corporate and other segment

The Company’s corporate and other segment incorporates revenues from the Company’s investments in CLOs and tax exempt securities, income from the Company’s credit investment portfolio and net gains or losses from the Company’s corporate finance activity, including the interest rate and credit derivative risk mitigation transactions. Segment expenses include interest expense on the Fortress credit facility and head office payroll and other expenses.

The Company’s CLO subordinated notes and tax exempt security portfolio comprises holdings of subordinated notes and related participations in management fees issued primarily by CLOs managed by the Company (“CLO holdings”), together with the Company’s tax-exempt security holdings. As of June 30, 2015 and December 31, 2014, the Company’s CLO holdings, at fair value, were $42.7 million and $94.3 million respectively. In the first half of 2015, the Company incurred a net loss of $2.9 million on its CLO holdings, which comprised net distributions received of $9.0 million and realized and unrealized net losses of $11.9 million. During the second quarter of 2015, the Company sold its holdings of CLO subordinated notes issued by Telos 2 and Telos 4 for total net proceeds of $39.7 million, and realized a total cumulative loss of $22.0 million, of which a net total of $8.0 million was recognized in the first half of 2015. The total cumulative realized loss on the CLO subordinated notes sold was offset by total cumulative distributions of $94.3 million received by the Company over the period the subordinated notes were held, of which $3.2 million was earned in 2015.

As of June 30, 2015 and December 31, 2014, the Company held investments at fair value of $10.1 million and $13.2 million, respectively, in portfolios of tax-exempt securities managed by the Company. In the first half of 2015, the Company earned realized and unrealized gains of $55 thousand on these portfolios, compared with $1.9 million in the first half of 2014. Interest income earned from these portfolios was $310 thousand in the first half of 2015, compared to $861 thousand in the first half of 2014. The decline in interest income and realized and unrealized gains were due to the reduced size of the portfolios in 2015.

The Company’s credit portfolio comprises its loan warehouse, investments in non-performing mortgage loans and its credit opportunity strategy. In 2014, the Company had established loan warehouse credit facilities which were designed to hold loans until new CLOs could be formed. The warehouse facilities generated net income of $2.1 million in the first half of 2014. The warehouse facilities were terminated as CLOs were issued during the course of 2014 and consequently no income was earned or expenses incurred in the first half of 2015. However, as noted in the subsequent events section of this discussion, the Company established a warehouse line in the third quarter of 2015 to purchase loans in anticipation of the subsequent launch of a new CLO.

The Company commenced its non-performing loan strategy during the second quarter of 2015 with the investment of $9.7 million in the second quarter in a pool of non-performing mortgage loans secured by residential properties. The mortgage loans were purchased at a discount to their unpaid principal balances and the estimated value of the underlying properties. The goal of the strategy is to earn a return on the investment through a restructuring and subsequent reselling the mortgage at a gain or through foreclosure on the property and selling the property at a gain. The Company incurred a minimal loss from its non-performing loan strategy in the second quarter of 2015, primarily due to professional expenses incurred in establishing the strategy.

The Company also commenced its credit opportunities strategy during the second quarter of 2015 with the purchase of a pool of loans to middle-market borrowers. The Company has leveraged its principal investment with a secured credit agreement. As of June 30, 2015 the Company had invested $25 million in the strategy and borrowed $9.4 million under the financing facility for settled purchases of loans totaling $34.4 million. Under the terms of the financing agreement, the Company bears the first loss on any defaults in the pool of loans. Net income from the credit opportunities strategy was $160 thousand for the second quarter of 2015.

Corporate revenues comprise net realized and unrealized gains and losses on the Company’s credit mitigation transactions, income from the Company’s investments in Star Asia entities and other Corporate investments.

The Company has entered into an interest rate hedge to mitigate the potential negative impact of a general rise in interest rates. The Company has also entered into a credit derivative swap and CDX derivative index positions, buying and selling credit protection on different tranches of risk in differing CDX indices. The credit swap and CDX transactions are designed to mitigate the potential impact of a general deterioration in corporate credit risk. The total net loss on these risk mitigation transactions was $690 thousand in the first half of 2015, compared with total net loss of $2.5 million in the first half of 2014.

Corporate revenues include income from the Company’s investments in the Star Asia Entities. The Star Asia Entities are Tokyo-based real estate holding companies formed to invest in Asian properties and real estate related debt instruments. The Company incurred an unrealized loss of $63 thousand on these investments in the first half of 2015, compared to unrealized gains of $680 thousand in the first half of 2014 from its investments in these entities. During the second quarter of 2015, the Company invested $4.8 million in a rights offering from Star Asia Finance Ltd.

Net revenues from other Corporate investments were $2 thousand in the first half of 2015, compared with net revenues of $931 thousand in the first half of 2014. The decline was primarily the result of unrealized losses on investments of $196 thousand in the first half of 2015, compared with net unrealized gains of $336 thousand in the first half of 2014.

Corporate and other segment interest expense was $3.3 million in the first half of 2015, compared to $3.0 million in the first half of 2014. This interest expense is primarily interest on borrowings under the Company’s credit agreement with Fortress. Interest expense incurred on the Company’s borrowings under the Fortress line of credit was $3.0 million in the first half of 2015, compared to $2.3 million in the first half of 2014. Further details of the Company’s borrowings under the Fortress credit agreement are provided in Note 15-Debt, in the accompanying consolidated financial statements.

Corporate and other segment operating expenses include payroll, professional fees and other expenses. Payroll expenses, which include salaries, bonuses and benefits totaled $6.6 million in the first half of 2015, compared to $4.1 million in the first half of 2014. Corporate payroll expense includes the expense of head office management, legal and accounting staff as well as the payroll expense associated with the management of the Company’s tax exempt portfolio. Payroll expenses increased in 2015 as the Company expanded its staff to match the increased scope of its activities.

Other expenses were $4.5 million in the first half of 2015 and $2.9 million in the first half of 2014. The other expenses primarily consisted of professional fees, insurance, shareholder support, office rent and other office costs and travel expenses. Other expenses increased in 2015 as a result of the general expansion in the Company’s business activities.

Provision for income taxes

Tiptree Financial had a total tax benefit from continuing operations of $371 thousand in the second quarter of 2015 as compared to a tax benefit of $1.1 million in the same period of 2014. The effective tax rate on income from continuing operations for the quarter ended June 30, 2015 was approximately 45.3% compared to 22.3% for the prior year period (which does not bear a customary relationship to statutory income tax rates). Differences from the statutory income tax rates are primarily the result of: (i) taxes incurred at certain corporate subsidiaries that do not consolidate with our taxable income, (ii) non-deductible transaction costs incurred on the Fortegra transaction, (iii) the effect of changes in valuation allowance on net operating losses reported by Tiptree Financial, Siena, Luxury, and MFCA, and (iv) the effect of state income taxes incurred on a separate legal entity basis.

For the first half of 2015, Tiptree Financial had a tax benefit from continuing operations of $1.9 million, compared with a tax benefit of $1.7 million in the first half of 2014. The key driver of the 2015 tax benefit is due to $12.5 million of realized CLO losses, while the key driver of the tax benefit in 2014 was due to losses in our Luxury subsidiary.

Discontinued operations, net

The Company completed its sale of PFG during the second quarter of 2015. Net income from PFG discontinued operations was $23.3 million in the first half of 2015, which includes the net gain on the sale of PFG of $16.3 million after provision for taxes. As such, income from discontinued operations was $7.0 million, excluding the gain on the sale of PFG, in the first half of 2015 compared to $3.5 million for the first half of 2014. For further information relating to the sale of PFG see Note 5—Dispositions, Assets Held for Sale and Discontinued Operations, in the accompanying consolidated financial statements.

Net income available to Class A common stockholders

The net income attributable to Class A common stockholders for the quarter ended June 30, 2015 was a net gain of $15.0 million compared to net income of $2.0 million for the same period in 2014. The change in net income available to Class A common stockholders was primarily driven by the improvement in the Company’s after-tax net income to $19.8 million for the second quarter of 2015, from net income of $4.0 million for the second quarter of 2014, together with the effect of exchanges of limited partnership units for Class A common stock in the third and fourth quarters of 2014. As of June 30, 2015, the Class A common stockholders were entitled, directly or indirectly, to approximately 77% of the net income of the Company, compared to approximately 25% as of June 30, 2014. For more information on the Company’s structure, see Note 1—Organization, in the accompanying consolidated financial statements.

Balance Sheet Information - as of June 30, 2015 compared to the year ended December 31, 2014

The Company’s total assets were $3.4 billion as of June 30, 2015, compared to $8.2 billion as of December 31, 2014. The $4.8 billion decline in assets is primarily attributable to the completion of the sale of PFG and the corresponding removal of PFG separate account assets as at June 30, 2015. Total stockholders’ equity of the Company was $405.3 million as of June 30, 2015 compared to $401.6 million as of December 31, 2014. Total stockholders’ equity of Tiptree Financial was $296.7 million as of June 30, 2015 compared to $284.5 million as of December 31, 2014. The primary reason for the change in Tiptree Financial Inc. stockholders’ equity was the gain attributable to Class A stockholders and the declaration and/or payments of dividends to stockholders in the first half of 2015.

Non-GAAP Financial Measures

Management uses EBITDA and Adjusted EBITDA, which are non-GAAP financial measures. The Company believes that consolidated EBITDA and Adjusted EBITDA on a consolidated basis and for each segment provide supplemental information useful to investors as it is frequently used by the financial community to analyze performance period to period, to analyze a company’s ability to service its debt and to facilitate comparison among companies. The Company believes segment EBITDA and Adjusted EBITDA provides additional supplemental information to compare results among our segments. EBITDA and Adjusted EBITDA are not a measurement of financial performance or liquidity under GAAP; therefore, EBITDA and Adjusted EBITDA should not be considered as an alternative or substitute for GAAP. The Company’s presentation of EBITDA and Adjusted EBITDA may differ from similarly titled non-GAAP financial measures used by other companies. The Company defines EBITDA as GAAP net income of the Company adjusted to add consolidated interest expense, consolidated income taxes and consolidated depreciation and amortization expense as presented in its financial statements and Adjusted EBITDA as EBITDA adjusted to (i) subtract interest expense on asset-specific debt incurred in the ordinary course of its subsidiaries’ business operations, (ii) adjust for the effect of purchase accounting, (iii) add back significant acquisition related costs and (iv) adjust for significant relocation costs.

EBITDA and ADJUSTED EBITDA - Three months ended June 30, 2015 and June 30, 2014

Reconciliation from the Company’s GAAP net income to Non-GAAP financial measures - EBITDA and Adjusted EBITDA
(Unaudited)
(in thousands)	Three months ended June 30,
	2015	2014
Net income available to Class A common stockholders	$14,962	$2,039
Add: net income attributable to noncontrolling interests	4,832	1,983
Less: net income from discontinued operations	21,003	2,186
Income (loss) from Continuing Operations of the Company	$(1,209)	$1,836

Reconciliation from the Company’s GAAP net income to Non-GAAP financial measures - EBITDA and Adjusted EBITDA
(Unaudited)
(in thousands)	Three months ended June 30,
Consolidated interest expense	6,194	2,643
Consolidated income taxes	(371)	(1,080)
Consolidated depreciation and amortization expense	11,359	1,662
EBITDA for Continuing Operations	$15,973	$5,061
Consolidated non-corporate and non-acquisition related interest expense(1)	(2,663)	(1,289)
Effects of Purchase Accounting related to the Fortegra acquisition(2)	(6,118)	—
Significant non-recurring costs	—	—
Subtotal Adjusted EBITDA for Continuing Operations of the Company	$7,192	$3,772

Income from Discontinued Operations of the Company(3)	$21,003	$2,186
Consolidated interest expense	2,572	2,896
Consolidated income taxes	1,054	1,577
Consolidated depreciation and amortization expense	404	937
EBITDA for Discontinued Operations	$25,033	$7,596
Consolidated non-corporate and non-acquisition related interest expense	—	—
Significant relocation costs	—	—
Subtotal Adjusted EBITDA for Discontinued Operations of the Company	$25,033	$7,596

Total Adjusted EBITDA of the Company	$32,225	$11,368

(1)
The consolidated non-corporate and non-acquisition related interest expense subtracted from Adjusted EBITDA includes interest expense associated with asset-specific debt at subsidiaries in the Specialty Finance, Real Estate and Corporate and Other segments. For the quarter ended June 30, 2015, interest expense for the asset-specific debt was $834 thousand for Specialty Finance, $1.7 million for Real Estate and $83 thousand for Corporate and Other, totaling $2.7 million. For the quarter ended June 30, 2014, interest expense for the asset-specific debt was $311 thousand for Specialty Finance and $1.0 million for Real Estate totaling $1.3 million.

(2)
Tiptree’s purchase of Fortegra resulted in a number of purchase accounting adjustments being made as of the date of acquisition, which included setting deferred cost assets to a fair value of zero, modifying deferred revenue liabilities to their respective fair values, and recording a substantial intangible asset representing the value of the acquired insurance policies and contracts. Following the purchase accounting adjustments, current period expenses associated with deferred costs were more favorably stated by $7.9 million and current period income associated with deferred revenues were less favorably stated by $1.8 million. Thus, the purchase accounting effect increased EBITDA in the second quarter of 2015 by $6.1 million above what the historical basis of accounting would have generated. The impact of purchase accounting has been reversed to reflect an adjusted EBITDA without the purchase accounting effect.

(3)	See Note 5—Dispositions, Asset Held for Sale and Discontinued Operations, in the accompanying consolidated financial statements for further discussion of discontinued operations.
EBITDA and ADJUSTED EBITDA - Six months ended June 30, 2015 and June 30, 2014

Reconciliation from the Company’s GAAP net income to Non-GAAP financial measures - EBITDA and Adjusted EBITDA
(Unaudited)
(in thousands)	Six months ended June 30,
	2015	2014
Net income available to Class A common stockholders	$13,983	$3,665
Add: net income attributable to noncontrolling interests	3,792	3,959
Less: net income from discontinued operations	23,348	3,476
Income (loss) from Continuing Operations of the Company	$(5,573)	$4,148
Consolidated interest expense	11,323	5,457

Reconciliation from the Company’s GAAP net income to Non-GAAP financial measures - EBITDA and Adjusted EBITDA
(Unaudited)
(in thousands)	Six months ended June 30,
Consolidated income taxes	(1,867)	(1,732)
Consolidated depreciation and amortization expense	26,823	3,330
EBITDA for Continuing Operations	$30,706	$11,203
Consolidated non-corporate and non-acquisition related interest expense(1)	(4,441)	(2,938)
Effects of Purchase Accounting related to the Fortegra acquisition(2)	(15,601)	—
Significant non-recurring costs	1,349	—
Subtotal Adjusted EBITDA for Continuing Operations of the Company	$12,013	$8,265

Income from Discontinued Operations of the Company(3)	$23,348	$3,476
Consolidated interest expense	5,226	5,810
Consolidated income taxes	3,796	2,658
Consolidated depreciation and amortization expense	862	1,740
EBITDA for Discontinued Operations	$33,232	$13,684
Consolidated non-corporate and non-acquisition related interest expense	—	—
Significant relocation costs	—	—
Subtotal Adjusted EBITDA for Discontinued Operations of the Company	$33,232	$13,684

Total Adjusted EBITDA of the Company	$45,245	$21,949

(1)
The consolidated non-corporate and non-acquisition related interest expense is subtracted from EBITDA to arrive at Adjusted EBITDA. This includes interest expense associated with asset-specific debt at subsidiaries in the Specialty Finance and Real Estate. For the six months ended June 30, 2015, interest expense for the asset-specific debt was $1.3 million for Specialty Finance, $3.0 million for Real Estate and $83 thousand for Corporate and other, totaling $4.4 million. For the six months ended June 30, 2014, interest expense for the asset-specific debt was 455 thousand for Specialty Finance, $2.0 million for Real Estate, and $527.0 thousand for Corporate and Other segments, totaling $2.9 million.

(2)
Tiptree’s purchase of Fortegra resulted in a number of purchase accounting adjustments being made as of the date of acquisition, which included setting deferred cost assets to a fair value of zero, modifying deferred revenue liabilities to their respective fair values, and recording a substantial intangible asset representing the value of the acquired insurance policies and contracts. Following the purchase accounting adjustments, current period expenses associated with deferred costs were more favorably stated by $20.3 million and current period income associated with deferred revenues were less favorably stated by $4.7 million. Thus, the purchase accounting effect increased EBITDA in the second half of 2015 by $15.6 million above what the historical basis of accounting would have generated. The impact of purchase accounting has been reversed to reflect an adjusted EBITDA without the purchase accounting effect.

(3)	See Note 5—Dispositions, Asset Held for Sale and Discontinued Operations, in the accompanying consolidated financial statements for further discussion of discontinued operations.

Segment EBITDA and ADJUSTED EBITDA from continuing operations - Three months ended June 30, 2015 and June 30, 2014 (Unaudited)

($ in thousands)	Segment EBITDA and ADJUSTED EBITDA - Three months ended June 30, 2015 and June 30, 2014
	Insurance and insurance services	Specialty finance		Real estate		Asset management		Corporate and other		Totals
	Three months ended June 30,	Three months ended June 30,		Three months ended June 30,		Three months ended June 30,		Three months ended June 30,		Three months ended June 30,
	2015	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Pre tax income/(loss)	$6,300	$568	$(731)	$(1,969)	$(751)	$2,351	$2,577	$(8,830)	$(339)	$(1,580)	$756
Add back:
Interest expense	1,775	834	311	1,810	978	—	—	1,775	1,354	6,194	2,643
Depreciation and amortization expenses	7,258	124	127	3,945	1,535	—	—	32	—	11,359	1,662
Segment EBITDA	$15,333	$1,526	$(293)	$3,786	$1,762	$2,351	$2,577	$(7,023)	$1,015	$15,973	$5,061

EBITDA adjustments:
Asset-specific debt interest	—	(834)	(311)	(1,746)	(978)	—	—	(83)	—	(2,663)	(1,289)
Fortegra purchase accounting	(6,118)	—	—	—	—	—	—	—	—	(6,118)	—
Significant acquisition expenses	—	—	—	—	—	—	—	—	—	—	—
Segment Adjusted EBITDA	$9,215	$692	$(604)	$2,040	$784	$2,351	$2,577	$(7,106)	$1,015	$7,192	$3,772
Segment EBITDA and ADJUSTED EBITDA from continuing operations - Six months ended June 30, 2015 and June 30, 2014 (Unaudited)

($ in thousands)	Segment EBITDA and ADJUSTED EBITDA - Six months ended June 30, 2015 and June 30, 2014
	Insurance and insurance services	Specialty finance		Real estate		Asset management		Corporate and other		Totals
	Six months ended June 30,	Six months ended June 30,		Six months ended June 30,		Six months ended June 30,		Six months ended June 30,		Six months ended June 30,
	2015	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Pre tax income/(loss)	$10,326	$1,003	$(1,467)	$(6,150)	$(1,515)	$4,525	$4,896	$(17,144)	$502	$(7,440)	$2,416
Add back:
Interest expense	3,514	1,345	455	3,140	1,956	—	—	3,324	3,046	11,323	5,457
Depreciation and amortization expenses	19,212	246	237	7,333	3,093	—	—	32	—	26,823	3,330
Segment EBITDA	$33,052	$2,594	$(775)	$4,323	$3,534	$4,525	$4,896	$(13,788)	$3,548	$30,706	$11,203

EBITDA adjustments:
Asset-specific debt interest	—	(1,345)	(455)	(3,013)	(1,956)	—	—	(83)	(527)	(4,441)	(2,938)
Fortegra purchase accounting	(15,601)	—	—	—	—	—	—	—	—	(15,601)	—
Significant acquisition expenses	—	—	—	1,349	—	—	—	—	—	1,349	—
Segment Adjusted EBITDA	$17,451	$1,249	$(1,230)	$2,659	$1,578	$4,525	$4,896	$(13,871)	$3,021	$12,013	$8,265

Liquidity and Capital Resources

Tiptree is a holding company and its liquidly needs are primarily for interest payments on the Fortress credit facility, compensation, professional fees, office rent and insurance costs.

The Company’s principal sources of liquidity are its holdings of cash, cash equivalents and other liquid investments and distributions from operating subsidiaries and principal investments, including subordinated notes of CLOs. The Company intends to use its cash resources to continue to grow its businesses. Tiptree may seek additional sources of cash to fund acquisitions or investments. These additional sources of cash may take the form of debt or equity and may be at the parent, subsidiary or asset level.

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

We expect our cash and cash equivalents and distributions from operating subsidiaries and principal investments and our subsidiaries access to financing to be adequate to fund our operations for at least the next 12 months.

At June 30, 2015, the Company had unrestricted cash of $170.1 million, a net increase of $123.7 million from March 31, 2015. The primary components of the increase are discussed below.

During the second quarter of 2015, the Company received $142.8 million of cash (prior to payment of taxes) from the sale of PFG. Under the terms of the Fortress credit agreement, the Company used $25 million of the proceeds of the sale of PFG to repay borrowings under the Fortress credit agreement. In addition, taxes associated with the sale of PFG are expected to be approximately $25.9 million. For additional information, see Note 5-Dispositions, Asset Held for Sale and Discontinued Operations and Note 23-Income Taxes, in the accompanying consolidated financial statements.

During the second quarter of 2015, the Company sold all its holdings of the subordinated notes of Telos 2 and Telos 4 for a total of $39.7 million. As a consequence of the sale, the Company will not receive any future distributions on the subordinated notes of Telos 2 and Telos 4. For the fiscal year 2014, distributions from the subordinated notes of Telos 2 and Telos 4 were $13.6 million of the total distributions of $16.1 million of all subordinated notes held by the Company.

Consolidated Comparison of Cash Flows

Summary Consolidated Statements of Cash Flows - Six months ended June 30, 2015 and June 30, 2014

($ in thousands)	Six months ended June 30,
	2015	2014
Net cash provided by/(used in):
Operating activities
Operating activities - continuing operations (excluding VIEs)	$(18,399)	$61,734
Operating activities - VIEs	17,004	(625)
Operating activities - discontinued operations	(6,198)	(3,633)
Total cash provided by operating activities	(7,593)	57,476

Investing activities
Operating activities - continuing operations (excluding VIEs)	(42,949)	55,270
Operating activities - VIEs	57,991	(298,199)
Operating activities - discontinued operations	11,866	8,423
Total cash provided by investing activities	26,908	(234,506)

Financing activities
Operating activities - continuing operations (excluding VIEs)	96,532	(98,480)
Operating activities - VIEs	(22,095)	280,003
Operating activities - discontinued operations	(5,000)	(3,000)
Total cash provided by financing activities	69,437	178,523

Net increase in cash	$88,752	$1,493

The amounts associated with operating, investing and financing activities for the six months ended June 30, 2015 and 2014 from discontinued operations are presented as a component of the Company’s consolidated statements of cash flows.
Operating Activities

Cash used for operating activities was $7.6 million for the six months ended June 30, 2015, compared to cash provided by operating activities of $57.5 million for the six months ended June 30, 2014, a change of $65.1 million. For the six months ended June 30, 2015, net cash provided by operating activities of VIE’s was $17.0 million and net cash used for discontinued operations was $6.2 million. For the six months ended June 30, 2014, net cash used by operating activities of VIEs was $625 thousand and cash used by discontinued operations was $3.6 million. Excluding the activity attributable to the VIEs and discontinued operations, net cash used for continuing operating activities was $18.4 million for the six months ended June 30, 2015, compared to cash provided of $61.7 million for the same period in 2014, a decline of $80.1 million. Cash used for continuing operating activities in the first half of 2015 was primarily driven by increases in Fortegra’s reinsurance receivables of $35.3 million, increases in Luxury’s loans held for sale of $20.8 million, increases in deferred tax benefits of $11.1 million and by increases in other assets of $57.5 million. The increases in other assets held by the Company at June 30, 2015 principally consisted of premium receivables and deferred acquisition costs at Fortegra. Partly offsetting these increases in assets were increases in other liabilities and accrued expenses of $50.2 million and an increase in Fortegra’s unearned premiums of $33.7 million.

Investing Activities

Cash provided by investing activities for the six months ended June 30, 2015 was $26.9 million, compared to cash used of $234.5 million for the six months ended June 30, 2014, an increase of $261.4 million. For the six months ended June 30, 2015, cash provided by VIE investing activities was $58.0 million and cash provided by discontinued operations was $11.9 million as compared with $298.2 million in cash used for VIE investing activities and $8.4 million cash provided by discontinued operations for the six months ended June 30, 2014. Excluding VIE and discontinued operations investing activity, cash used for investing activities was $42.9 million for the six months ended June 30, 2015 compared to cash provided for investing activities of $55.3 million for the same period in 2014, a decrease of $98.2 million. Cash used for investing activities in 2015 was largely comprised of purchases of real estate of $83.7 million, purchases of available for sale securities of $28.4 million, and purchases of trading securities and loans carried at fair value of $64.2 million. The increase in purchases of real estate were largely the result of new joint ventures and triple net lease deals entered into by Care in 2015. These purchases were partly offset by proceeds from the sale of PFG of $113.8 million and proceeds from maturities of available for sale securities of $16.4 million.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2015 was $69.4 million, compared to cash provided of $178.5 million for the six months ended June 30, 2014, a decrease of $109.1 million. For the six months ended June 30, 2015, cash used for VIE financing activities was $22.1 million and cash used for discontinued financing activities was $5.0 million. For the six months ended June 30, 2014, cash provided by VIE financing activities was $280.0 million and cash used for discontinued investing activities was $3.0 million. Excluding the activity attributable to VIEs and discontinued operations, cash provided by financing activities for the six months ending June 30, 2015 was $96.5 million, compared to cash used for financing activities of $98.5 million during the same period in 2014, an increase of $195.0 million. The cash provided by financing activities in the six months ended June 30, 2015 was largely due to the proceeds from new borrowings, partly offset by principal repayments. Proceeds from borrowings, net of principal repayments, were $101.1 million in the six months ended June 30, 2015, compared to net repayments of $98.2 million in six months ended June 30, 2014. The increase in net new borrowings in 2015 is largely due to net increases in borrowings at Siena and Luxury to fund their lending activities and from mortgage notes taken on by Care to fund their property acquisitions.

Contractual Obligations

The table below summarizes Tiptree’s consolidated contractual obligations by period for payments that are due as of June 30, 2015:

($ in thousands)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Mortgage notes payable and related interest (1)	$4,448	$19,302	$52,536	$138,555	$214,841
Trust Preferred Securities (2)	—	—	—	35,000	35,000
Notes payable CLOs (3)	—	—	—	1,862,746	1,862,746
Credit agreement/Revolving line of credit (4)	9,993	53,109	132,500	—	195,602
Operating lease obligations (5)	3,031	6,486	4,644	2,964	17,125
Total	$17,472	$78,897	$189,680	$2,039,265	$2,325,314

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

(4)
On September 18, 2013, Operating Company entered into a credit agreement with Fortress and borrowed $50.0 million under the credit agreement. The credit agreement also included an option for Operating Company to borrow additional amounts up to a maximum aggregate of $125.0 million, subject to satisfaction of certain customary conditions. On January 26, 2015, Tiptree entered into a First Amendment to its existing Fortress credit agreement (the “Amendment”) providing for additional term loans in an aggregate principal amount of $25.0 million to Tiptree. Tiptree paid down $25.0 million of the loans under the Fortress credit agreement upon the closing of the PFG sale on June 30, 2015 (see Note 15—Debt, in the accompanying consolidated financial statements, for further detail).

On July 25, 2013, Siena closed on a line of credit with Wells Fargo Bank. As of June 30, 2015 this revolving line is $65.0 million with an interest rate of LIBOR plus 250 basis points and a maturity date of October 17, 2016. As of June 30, 2015, there was $38.3 million outstanding on this line (see Note 15—Debt, in the accompanying consolidated financial statements).
On April 9, 2015, Siena entered into a $3.5 million subordinated promissory note with Solaia Credit Strategies LLC, an affiliate of Solaia Capital Management LLC, which owns approximately 38% of Siena. $1.5 million of this note was funded on April 9, 2015 and the remainder was funded on May 14, 2015. The note has a maturity of April 9, 2020 or six months following maturity of the Wells Fargo facility described above. The note has an interest rate of 12.50%. Siena may prepay the note following the first anniversary of issuance but is required to pay a prepayment premium expensed as a percentage of the prepayment amount as follows: 3% prior to the second anniversary of issuance; 2% after the second but before the third anniversary and 1% after the third but before the fourth anniversary.
On December 4, 2014, Fortegra entered into an amended and restated $140.0 million secured credit agreement (the “Credit Agreement”) among: (i) Fortegra and its wholly owned subsidiary LOTS Intermediate Co. (“LOTS”), as borrowers (Fortegra and LOTS, collectively, the “Borrowers”); (ii) the initial lenders named therein; and (iii) Wells Fargo Bank, National Association, as administrative agent, swingline lender, and issuing lender. The Credit Agreement provides for a $50.0 million term loan facility and a $90.0 million revolving credit facility. Subject to earlier termination, the Credit Agreement terminates on December 4, 2019. The weighted average rate paid for the six months ended June 30, 2015 was 3.18%. The Borrowers are required to repay the aggregate outstanding principal amount of the initial $50.0 million term loan facility in consecutive quarterly installments of $1.25 million commencing March 2015.
Fortegra has a $15.0 million revolving line of credit agreement (the “Line of Credit”) with Synovus Bank, entered into on October 9, 2013, with a maturity date of April 30, 2017.  The Line of Credit bears interest at a rate of 300 basis points plus 90-day LIBOR, and is available specifically for the South Bay premium financing product. The weighted average rate paid for the six months ended June 30, 2015 was 3.27%.

(5)
Minimum rental obligation for Tiptree, Care, MFCA, Siena, Luxury and Fortegra office leases. The total rent expense for the Company for the three months ended June 30, 2015 and 2014 was $1.4 million and $622 thousand, respectively. The total rent expense for the Company for the six months ended June 30, 2015 and 2014 was $2.4 million and $1.2 million, respectively.

Tiptree’s subsidiary Siena, issues standby letters of credit for credit enhancements that are required by their borrower’s respective businesses. As of June 30, 2015 there was $3.3 million outstanding relating to these letters of credit.

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

Off-Balance Sheet Arrangements

Luxury enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes, as well as commitments to sell real estate loans to various investors. Substantially all of Luxury’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. In addition, Siena issues standby letters of credit to customers which generally guarantee the borrower’s performance. Other than these commitments to originate and sell loans and letters of credit, the Company did not guarantee any obligations of unconsolidated entities, or express intent to provide additional funding to any such entities. Other than the consolidation of Telos 1, Telos 2, Telos 3, Telos 4, Telos 5 and Telos 6, Tiptree does not maintain any other relationships with unconsolidated entities or financial partnerships, special purpose or VIEs, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2015, Tiptree did not guarantee any obligations of unconsolidated entities, enter into any commitments or express intent to provide additional funding to any such entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information contained in this Item.

Item 4. Controls and Procedures

The Company’s management, with the participation of its Co-Chief Executive Officer and Chief Operating Officer acting as the principal accounting officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of June 30, 2015. Based upon that evaluation, the Company’s Co-Chief Executive Officer and Chief Operating Officer have concluded that, because the remediation measures designed to address the material weakness in its internal control over financial reporting described below have not yet been fully implemented or sufficiently tested, the Company’s disclosure controls and procedures were not effective as of June 30, 2015.

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

The Company conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the framework in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. If we identify any material weaknesses, the rules do not allow the Company to conclude that our internal control over financial reporting is effective.

As of June 30, 2015, the Company identified internal control deficiencies relating to the review of (1) the Company’s accounting for income taxes, (2) the presentation and classification of cash flow statement amounts and (3) acquisition related accounting. The Company believes these deficiencies were the result of staffing levels in the Company’s accounting and finance group at that time, including staff turnover during the first quarter of 2015. The aggregate of these internal control deficiencies resulted in a material weakness in internal control over financial reporting as of March 31, 2015. The Company made corrections in the current period related to income taxes, cash flow reclassifications and acquisition related accounting. The Company has determined that corrections in the prior periods were immaterial.

To remediate the material weakness in internal control over financial reporting described above, the Company is executing on its pre-existing plan to replace departed staff and to add additional accounting resources. Specifically, the Company has taken the following steps to remediate the internal control deficiencies described above (1) hired additional accounting and finance staff, including a Chief Financial Officer to replace the Chief Financial Officer who departed in the first quarter of 2015, a Vice President, Tax, and a Vice President, SOX Compliance and Risk Management, (2) added procedures to review the Company’s accounting for income taxes (3) added procedures to reconcile the presentation and classification of cash flow statement amounts and (4) added procedures to review the Company’s acquisition related accounting. The Company has identified and is pursuing the hiring of additional accounting and finance staff to further assist in the preparation and review of its financial information. The Company is committed to achieving and maintaining a strong internal control environment and believes that these remediation efforts will result in significant improvements in our controls during the current fiscal year. This commitment is accompanied by management’s focus on processes and related controls to achieve accurate and reliable financial reporting. The Company has begun to implement the remediation efforts described above; however until the remediation actions are fully implemented and the operational effectiveness of related internal controls validated through testing, the material weakness described above will continue to exist.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Tiptree’s Fortegra subsidiary is a defendant in Mullins v. Southern Financial Life Insurance Co., which was filed on February 2, 2006, in the Pike Circuit Court, in the Commonwealth of Kentucky. A class was certified on June 25, 2010. At issue is the duration or term of coverage under certain policies. The action alleges violations of the Consumer Protection Act and certain insurance statutes, as well as common law fraud. The action seeks compensatory and punitive damages, attorney fees and interest. Plaintiffs filed a Motion for Sanctions on April 5, 2012 in connection with Fortegra's efforts to locate and gather certificates and other documents from Fortegra's agents. While the court did not award sanctions, it did order Fortegra to subpoena certain records from its agents. Although Fortegra appealed the order on numerous grounds, the Kentucky Supreme Court ultimately denied the appeal in April 2014. Consequently, Fortegra has retained a special master to facilitate the collection of certificates and other documents from Fortegra's agents. On January 29, 2015, the trial court issued an Order denying Fortegra’s motion to decertify the class, which Fortegra has appealed. On July 8, 2015, the Kentucky Court of Appeals denied Fortegra’s appeal, on the grounds that the court lacked subject-matter jurisdiction. No trial or hearings are currently scheduled in this matter.

In management's opinion, based on information available at this time, the ultimate resolution of such litigation, which it is vigorously defending, should not be materially adverse to the financial position of Tiptree. It should be noted that large punitive damage awards, bearing little relation to actual damages sustained by plaintiffs, have been awarded in certain states against other companies in the credit insurance business. At this time, the Company cannot estimate a range of loss that is reasonably possible.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Recent Sales of Unregistered Securities

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity for the three months ended June 30, 2015 was as follows:

Period	Purchaser	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2015 to April 30, 2015: Open Market Purchases	Tiptree Financial	58,996	$6.73	58,996	$1,495,377
	Michael Barnes	58,980	6.73	58,980	1,501,766
	Total	117,976	$6.73	117,976	$2,997,143

May 1, 2015 to May 31, 2015: Open Market Purchases	Tiptree Financial	63,257	$6.67	63,257	$1,073,725
	Michael Barnes	63,200	6.67	63,200	1,080,339
	Total	126,457	$6.67	126,457	$2,154,064

June 1, 2015 to June 30, 2015: Open Market Purchases	Tiptree Financial	138,827	$7.25	138,827	$66,677
	Michael Barnes	138,820	7.29	138,820	68,533
	Total	277,647	$7.27	277,647	$135,210

(1)
On December 4, 2014, Tiptree Financial engaged a broker in connection with a share repurchase program for the repurchase of up to $2.5 million of its outstanding Class A common stock. In addition, on the same date, Michael Barnes, Tiptree Financial’s Executive Chairman, entered into a Rule 10b5-1 plan pursuant to which he will, for his own account, purchase up to $2.5 million of Tiptree Financial’s outstanding Class A common stock. Repurchases by Tiptree Financial and purchases by Mr. Barnes will be made through a single broker and is anticipated to be allocated equally between Tiptree Financial and Mr. Barnes (or to Tiptree Financial in the case of trades that cannot be split evenly). The Company expects the share purchases to be made from time to time in the open market or through privately negotiated transactions, or otherwise, subject to applicable laws and regulations. Unless otherwise completed or terminated earlier, the repurchase program will expire on November 18, 2015.

The Company and Mr. Barnes continued to purchase shares under the share repurchase program through and until July 2, 2015 when the aggregate $5 million of Tiptree Class A common Stock had been purchased, thereby completing the share repurchase program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits, Financial Statement Schedules

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Tiptree Financial Inc. has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Tiptree Financial Inc.

Date:	August 13, 2015	By:/s/ Geoffrey N. Kauffman
Geoffrey N. Kauffman
Co-Chief Executive Officer

Date:	August 13, 2015	By:/s/ Julia Wyatt
Julia Wyatt
Chief Operating Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Operating Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

* Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets for June 30, 2015 and December 31, 2014, (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014, (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the period ended June 30, 2015, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 and (vi) the Notes to the Consolidated Financial Statements.