Form 10-Q
period 2015-09-30
TIPTREE FINANCIAL INC.
filed 2015-11-13
CIK 1393726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly period ended September 30, 2015
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

As of November 11, 2015, there were 34,978,128 shares, par value $0.001, of the registrant’s Class A common stock outstanding and 8,049,029 shares, par value $0.001, of the registrant’s Class B common stock outstanding.

Tiptree Financial Inc.
Quarterly Report on Form 10-Q
September 30, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except shares and per share data)

	As of
	September 30, 2015	December 31, 2014
Assets	(Unaudited)	As adjusted
Cash and cash equivalents – unrestricted	$98,737	$52,987
Cash and cash equivalents – restricted	34,004	28,045
Trading assets, at fair value	33,817	30,235
Investments in available for sale securities, at fair value (amortized cost: $192,088 at September 30, 2015 and $171,679 at December 31, 2014)	192,387	171,128
Mortgage loans held for sale, at fair value (pledged as collateral: $103,139 at September 30, 2015 and $28,049 at December 31, 2014)	108,969	28,661
Investments in loans, at fair value	248,924	2,601
Loans owned, at amortized cost – net of allowance	57,395	36,095
Notes receivable, net	23,020	21,916
Accounts and premiums receivable, net	61,374	39,666
Reinsurance receivables	332,349	264,776
Investments in partially-owned entities	99	2,451
Real estate	207,393	131,308
Intangible assets	97,785	120,394
Other receivables	53,574	36,068
Goodwill	93,207	92,118
Other assets	89,717	36,875
Assets of consolidated CLOs	1,766,036	1,978,094
Assets held for sale	—	5,129,745
Total assets	$3,498,787	$8,203,163
Liabilities and Stockholders’ Equity
Liabilities:
Trading liabilities, at fair value	$24,602	$22,645
Debt	625,491	363,199
Unearned premiums	368,827	299,826
Policy liabilities	75,170	63,365
Deferred revenue	66,153	45,393
Deferred tax liabilities	22,219	45,925
Commissions payable	8,823	12,983
Other liabilities and accrued expenses	174,742	63,928
Liabilities of consolidated CLOs	1,725,241	1,877,377
Liabilities held for sale and discontinued operations	751	5,006,901
Total liabilities	$3,092,019	$7,801,542
Commitments and contingencies (Note 16)

Stockholders’ Equity:
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued or outstanding	$—	$—
Common stock - Class A: $0.001 par value, 200,000,000 shares authorized, 35,039,001 and 31,830,174 shares issued and outstanding respectively	35	32
Common stock - Class B: $0.001 par value, 50,000,000 shares authorized, 8,055,364 and 9,770,367 shares issued and outstanding respectively	8	10
Additional paid-in capital	298,589	271,090
Accumulated other comprehensive income	594	(49)
Retained earnings	20,367	13,379
Total stockholders’ equity to Tiptree Financial Inc.	319,593	284,462
Non-controlling interests (including $71,952 and $90,144 attributable to Tiptree Financial Partners, L.P., respectively)	87,175	117,159
Total stockholders’ equity	406,768	401,621
Total liabilities and stockholders’ equity	$3,498,787	$8,203,163
See accompanying notes to consolidated financial statements.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(in thousands, except shares and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:		As adjusted		As adjusted
Net realized and unrealized gains (losses) on investments	$(2,342)	$9,274	$(2,427)	$10,034
Net realized and unrealized gains on mortgage pipeline and associated hedging instruments	(707)	(273)	245	(34)
Interest income	5,791	3,343	11,979	10,519
Net credit derivative losses	(166)	(786)	(700)	(2,307)
Service and administrative fees	29,565	—	77,037	—
Ceding commissions	11,515	—	31,600	—
Earned premiums, net	43,884	—	120,944	—
Gain on sale of loans held for sale, net	14,859	2,425	21,531	5,225
Loan fee income	2,844	1,476	6,125	2,885
Rental revenue	11,165	4,469	31,725	13,308
Other income	2,681	398	8,219	1,202
Total revenues	119,089	20,326	306,278	40,832

Expenses:
Interest expense	6,329	3,056	17,652	8,513
Payroll and employee commissions	30,156	7,670	73,926	20,682
Commission expense	30,891	—	71,346	—
Member benefit claims	7,955	—	23,774	—
Net losses and loss adjustment expenses	14,948	—	40,324	—
Professional fees	5,521	3,001	13,820	5,991
Depreciation and amortization expenses	10,034	1,733	36,857	5,063
Acquisition costs	—	—	1,349	—
Other expenses	15,391	2,731	39,464	7,746
Total expenses	121,225	18,191	318,512	47,995

Results of consolidated CLOs:
Income attributable to consolidated CLOs	15,576	14,476	50,272	47,174
Expenses attributable to consolidated CLOs	16,999	11,740	49,037	32,724
Net (loss) income attributable to consolidated CLOs	(1,423)	2,736	1,235	14,450
(Loss) income before taxes from continuing operations	(3,559)	4,871	(10,999)	7,287
Less: provision (benefit) for income taxes	2,829	(1,365)	962	(3,097)
(Loss) income from continuing operations	(6,388)	6,236	(11,961)	10,384

Discontinued operations:
Income from discontinued operations, net	—	1,807	6,999	5,283
Gain on sale of discontinued operations, net	—	—	16,349	—
Discontinued operations, net	—	1,807	23,348	5,283
Net (loss) income before non-controlling interests	(6,388)	8,043	11,387	15,667
Less: net (loss) income attributable to noncontrolling interests - Tiptree Financial Partners, L.P.	(1,661)	3,908	2,214	8,459
Less: net (loss) attributable to noncontrolling interests - Other	(174)	(150)	(257)	(742)
Net (loss) income available to common stockholders	$(4,553)	$4,285	$9,430	$7,950

Net (loss) income per Class A common share:
Basic, continuing operations, net	$(0.13)	$0.19	$(0.25)	$0.48
Basic, discontinued operations, net	—	0.05	0.54	0.13
Basic earnings per share	(0.13)	0.24	0.29	0.61

Diluted, continuing operations, net	(0.13)	0.19	(0.25)	0.48
Diluted, discontinued operations, net	—	0.05	0.54	0.13
Diluted earnings per share	$(0.13)	$0.24	$0.29	$0.61

Weighted average number of Class A common shares:
Basic	33,848,463	17,449,974	32,597,774	12,909,949
Diluted	33,848,463	17,449,974	32,597,774	12,909,949
See accompanying notes to consolidated financial statements.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
		As adjusted		As adjusted
Net (loss) income before non-controlling interests	$(6,388)	$8,043	$11,387	$15,667

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	1,153	(117)	508	83
Related tax (expense) benefit	(405)	41	(182)	(29)
Reclassification of losses included in net income	56	17	97	31
Related tax (benefit)	(20)	(6)	(34)	(11)
Unrealized gains (losses) on available-for-sale securities, net of tax	784	(65)	389	74

Interest rate swap:
Unrealized (losses) on interest rate swap	(167)	—	(456)	—
Related tax benefit	57	—	158	—
Reclassification of losses included in net income	284	—	848	—
Related tax (benefit)	(99)	—	(296)	—
Unrealized gain on interest rate swap, net of tax	75	—	254	—

Other comprehensive income (loss), net of tax	859	(65)	643	74
Comprehensive (loss) income	(5,529)	7,978	12,030	15,741
Less: net (loss) income attributable to noncontrolling interests - Tiptree Financial Partners, L.P.	(1,661)	3,908	2,214	8,459
Less: net (loss) attributable to noncontrolling interests - Other	(174)	(150)	(257)	(742)
Total comprehensive (loss) income available to common stockholders	$(3,694)	$4,220	$10,073	$8,024

See accompanying notes to consolidated financial statements.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands, except shares)

	Number of Shares		Par Value
	Class A	Class B	Class A	Class B	Additional paid in capital	Accumulated other comprehensive income (loss)	Retained earnings	Non-controlling interests - Tiptree Financial Partners, L.P.	Non-controlling interests - Other	Total
					As adjusted		As adjusted		As adjusted	As adjusted
Balance at December 31, 2014	31,830,174	9,770,367	$32	$10	$271,090	$(49)	$13,379	$90,144	$27,015	$401,621
Stock-based compensation to directors, employees and other persons for services rendered	289,264	—	—	—	2,300	—	—	—	—	2,300
Class A shares issued and Class B shares redeemed due to TFP unit redemptions	1,715,003	(1,715,003)	2	(2)	—	—	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	—	497	—	146	—	643
Non-controlling interest contributions to Care subsidiary	—	—	—	—	—	—	—	—	2,244	2,244
Non-controlling interest distributions from Care subsidiary	—	—	—	—	—	—	—	—	(611)	(611)
Purchase of majority ownership of subsidiary	1,625,000	—	1	—	11,959	—	—	—	—	11,960
Shares purchased under stock purchase plan	(420,440)	—	—	—	(2,914)	—	—	—	—	(2,914)
Reduction in non-controlling interest due to PFG Disposition	—	—	—	—	—	—	—	—	(7,771)	(7,771)
Net changes in non-controlling interest	—	—	—	—	16,154	146	—	(16,579)	(5,397)	(5,676)
Dividends declared	—	—	—	—	—	—	(2,442)	(3,973)	—	(6,415)
Net income (loss)	—	—	—	—	—	—	9,430	2,214	(257)	11,387
Balance at September 30, 2015	35,039,001	8,055,364	$35	$8	$298,589	$594	$20,367	$71,952	$15,223	$406,768

See accompanying notes to consolidated financial statements.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2015	2014
		As adjusted
Cash flows from operating activities:
Net income available to common stockholders	$9,430	$7,950
Net income attributable to noncontrolling interests - Tiptree Financial Partners, L.P.	2,214	8,459
Net (loss) attributable to noncontrolling interests - Other	(257)	(742)
Net income	11,387	15,667
Discontinued operations, net	(23,348)	(5,283)
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Net realized and unrealized (gain) loss	(19,319)	(10,563)
Non cash compensation expense	2,014	467
Increase in non cash interest from investments in loans, at fair value	—	358
Amortization/accretion of premiums and discounts	1,921	(1,187)
Depreciation and amortization expense	36,857	5,063
Provision for loan losses	(144)	—
Amortization and write off of deferred financing costs	664	221
Increase in unearned premiums from acquisitions	69,001	—
Increase in other liabilities and accrued expenses	68,397	18,232
Loss/(income) from investments in partially-owned entities, net	77	(2,884)
Mortgage loans originated for sale	(792,512)	(325,826)
Proceeds from sale of mortgage loans	794,013	320,427
Increase in reinsurance receivables	(67,573)	—
Deferred tax expense	(24,056)	(5,367)
(Increase) decrease in other assets	(74,376)	2,519
Increase in unpaid claims	13,472	—
(Decrease) in policy holder accounts	(1,667)	—
Operating activities from CLOs	23,705	4,426
Net cash provided by operating activities - continuing operations	18,513	16,270
Net cash provided by (used in) operating activities - discontinued operations	(6,198)	37,047
Net cash (used in) provided by operating activities	12,315	53,317
Cash flows from investing activities from continuing operations:
Purchases of trading securities and loans carried at fair value	(248,622)	(315,434)
Proceeds from sales of trading securities and loans carried at fair value	3,248	251,659
Purchases of available for sale securities	(61,697)	—
Proceeds from maturities, calls, and prepayments of available for sale securities	28,592	—
Proceeds from sales of available for sale securities	10,838	—
Purchases of derivatives	—	(7,221)
Purchases of real estate	(83,993)	(418)
Purchases of fixed assets	(2,790)	(125)
Net proceeds from the sale of subsidiaries	113,807	—
Proceeds from loan repayments/disposal of loans	5,312	33,713
(Decrease) increase in restricted cash	(5,040)	2,609
Acquisitions, net cash	1,617	7,213
Change in noncontrolling interest	1,634	—
Proceeds from paydowns of trading securities	250	—
Proceeds from distributions paid by partially owned entities	2,275	7,058
Change due to consolidation of trusts	—	(34)
Investing activities from CLOs	119,443	(212,878)
Net cash used in investing activities - continuing operations	(115,126)	(233,858)
Net cash provided by investing activities from discontinued operations	11,866	3,936
Net cash used in investing activities	(103,260)	(229,922)

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2015	2014
		As adjusted
Cash flows from financing activities from continuing operations:
Dividends paid	(6,415)	—
Payment of debt issuance costs	(1,839)	(264)
Proceeds from borrowings and mortgage notes payable	1,040,172	495,267
Principal paydowns of borrowings and mortgage notes payable	(832,369)	(447,274)
Repurchase of common stock	(2,914)	—
Financing activities from CLOs	(83,301)	193,378
Net cash provided by financing activities - continuing operations	113,334	241,107
Net cash (used in) financing activities - discontinued operations	(5,000)	(5,167)
Net cash provided by financing activities	108,334	235,940
Net increase in cash	17,389	59,335
Cash and cash equivalents – unrestricted – beginning of period - continuing operations	52,987	97,645
Cash and cash equivalents - unrestricted - beginning of period - discontinued operations	28,361	22,912
Cash and cash equivalents – unrestricted – end of period	98,737	179,892
Less: Reclassification of cash to assets held for sale	—	58,728
Cash and cash equivalents of continuing operations – unrestricted – end of period	$98,737	$121,164

Noncash investing and financing activities:
Net assets related to acquisitions	$10,980	$(3,275)

See accompanying notes to consolidated financial statements.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015
(in thousands, except shares and per share data)

Basis of Presentation
The accompanying unaudited consolidated financial statements of Tiptree Financial Inc. (Tiptree and, together with its consolidated subsidiaries, collectively, the Company) have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP). The consolidated financial statements are presented in U.S. dollars, the main operating currency of the Company. The unaudited consolidated financial statements presented herein should be read in conjunction with the annual audited financial statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2014. In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, including normal recurring adjustments necessary to present fairly the Company’s financial position, results of operations, comprehensive income and cash flows for each of the interim periods presented. See “Item 4. Controls and Procedures” for actions the Company is taking to remediate a material weakness at March 31, 2015, and to enhance its control infrastructure as a result. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the full year ending on December 31, 2015.

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

As of September 30, 2015, Tiptree owns, directly or indirectly, approximately 81% of the assets of Operating Company with the remaining 19% held by non-controlling shareholders through their interests in Tiptree Financial Partners, L.P. (TFP). The limited partners of TFP (other than Tiptree itself) have the ability to exchange TFP partnership units for Tiptree Class A common stock at a rate of 2.798 shares of Class A common stock per partnership unit. The percentage of TFP (and therefore Operating Company) owned by Tiptree may increase in the future to the extent TFP’s limited partners choose to exchange their limited partnership units of TFP for Class A common stock of Tiptree.
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

On March 30, 2015, affiliates of Care acquired six seniors housing communities for $54,788. The properties are leased to affiliates of Greenfield Holdings, LLC (Greenfield) that will operate the properties. In connection with the acquisition, Care secured a $39,500 10 year loan (subject to a holdback), which includes 18 months of interest only payments. As of September 30, 2015, the loan had an aggregate balance of $38,700.

On May 5, 2015, Tiptree invested $25,000 in Telos Credit Opportunities Fund, L.P., a leveraged loan fund managed by Tiptree’s Telos Asset Management LLC subsidiary.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015
(in thousands, except shares and per share data)

On May 5, 2015, Tiptree, through a Delaware statutory trust, invested approximately $9,726 in a pool of non-performing residential real estate mortgage loans (NPLs) and entered into an agreement with an asset management firm to service the portfolio. The Company invested an additional $20,877 in pools of NPLs in the third quarter of 2015. As of September 30, 2015, the Company’s investments included $817 of foreclosed residential real estate property and $30,221 of loans collateralized by real estate in the process of foreclosure, of which the unpaid balance was $1,575 and $53,384, respectively. The difference between the fair value of the NPLs and their unpaid principle balance as $23,163.

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

On July 1, 2015, Tiptree acquired all of the outstanding equity interests of Reliance First Capital, LLC (Reliance) for an aggregate consideration equal to $7,500 in cash and 1,625,000 shares of Class A common stock of Tiptree, subject to a working capital adjustment. In addition, Tiptree will pay up to 2,000,000 additional shares of Class A common stock of Tiptree, annually over three years, if Reliance achieves specified performance metrics after closing and in certain other circumstances. In connection with the acquisition of Reliance, a subsidiary of Tiptree entered into a warehouse credit facility with Reliance pursuant to which Tiptree may provide up to $20,000 to Reliance for the purpose of originating mortgage loans. As of the date of this report, no amounts are outstanding under this warehouse credit facility. On July 20, 2015, Reliance granted membership incentive awards equal to 12.0% of the equity interests of Reliance to employees of Reliance. Of these incentive awards, 9.0% vest upon achievement of specified financial targets and the remaining 3.0% vest in four equal installments annually, in each case subject to continued employment.

During the third quarter of 2015, we contributed an aggregate of $40,000 to Telos 2015-7, Ltd. (Telos 7), which entered into a warehouse credit facility in anticipation of launching a new collateralized loan obligation (CLO).

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

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015
(in thousands, except shares and per share data)

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

Fair Value Option
The guidance in ASC 825, Financial Instruments, provides a fair value option election that allows entities to make an irrevocable election of fair value as the initial and subsequent measurement attribute for certain eligible financial assets and liabilities. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The decision to elect the fair value option is determined on an instrument-by-instrument basis and must be applied to an entire instrument and is irrevocable once elected. Assets and liabilities measured at fair value pursuant to this guidance are required to be reported separately in our Consolidated Balance Sheets from those instruments using another accounting method. We have elected the fair value option for NPL purchases as we have concluded that NPLs accounted for at fair value timely reflect the results of our investment performance.

Investments

Investments in loans, at fair value

Investments in loans, at fair value is substantially comprised of our middle market leveraged loans carried at estimated fair value and held by the Company’s warehouse credit facility for Telos 7 or by the Telos Credit Opportunities Fund, L.P. It also includes the Company’s NPLs, as further described below. See Note 17 — Fair value of Financial Instruments for further discussion of these investments.

Non-Performing Loans

We have purchased portfolios of NPLs which were valued on an individual basis and which we seek to (1) convert into real estate through the foreclosure or other resolution process that can then be sold, or (2) modify and resell at higher prices if circumstances warrant. Our NPLs are on nonaccrual status at the time of purchase as it is probable that principal or interest is not fully collectible.

We have elected the fair value option for NPL purchases as we have concluded that NPLs accounted for at fair value timely reflect the results of our investment performance. Upon the acquisition of NPLs, we record the assets at fair value, which is the purchase price we paid for the loans on the acquisition date. NPLs are subsequently accounted for at fair value under the fair value option election with unrealized gains and losses recorded in current-period earnings.

We determine the purchase price for NPLs at the time of acquisition by using a discounted cash flow valuation model and considering alternate loan resolution probabilities, including modification, liquidation, or conversion to real estate owned property (“REO”). Observable inputs to the model include loan amounts, payment history, and property types. Unobservable inputs to the model are discussed in Note 17— Fair Value of Financial Instruments.

As a loan approaches resolution (i.e., modification or conversion to REO), the resolution timeline for that loan decreases and costs embedded in the discounted cash flow model for loan servicing, foreclosure costs, and property insurance are incurred and removed from future expenses. The shorter resolution timelines and reduced future expenses, both of which typically increased the fair value of the loan. The increase in the value of the loan is recognized within Net realized and unrealized gains (losses)

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015
(in thousands, except shares and per share data)

on investments in our Consolidated Statements of Operations. For further discussion on the fair value of NPLs, see Note 17 — Fair Value of Financial Instruments.

As substantially all of our loans were non-performing when acquired, we generally look to the estimated fair value of the underlying property collateral to assess the recoverability of our investments. We primarily utilize the local broker price opinion (“BPO”) but also consider any other comparable home sales or other market data, as considered necessary, in estimating a property’s fair value.

When we convert loans into real estate through foreclosure or other resolution process (e.g., through a deed-in-lieu of foreclosure transaction), the property is initially recorded at fair value as its cost basis, and subsequently the property is measured at fair value less estimated costs to sell. The transfer to REO occurs when we have obtained title to the property through completion of the foreclosure process. The fair value of these assets at the time of transfer to REO is estimated using BPOs. BPOs are subject to judgments of a particular broker formed by visiting a property, assessing general home values in an area, reviewing comparable listings, and reviewing comparable completed sales. These judgments may vary among brokers and may fluctuate over time based on housing market activities and the influx of additional comparable listings and sales. Our results could be materially and adversely affected if the judgments used by a broker prove to be incorrect or inaccurate. REOs were included within Other Assets as of September 30, 2015.

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
In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. These amendments change the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. In addition, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information. ASU 2014-08 is effective for the first quarter of 2015 for the Company. The effects of applying the revised guidance will vary based upon the nature and size of future disposal transactions. It is expected that fewer disposal transactions will meet the new criteria to be reported as discontinued operations. The adoption of ASU 2014-08 did not have an impact on the Company's consolidated financial position, results of operations and cash flows.

In August 2014, the FASB issued ASU 2014-13, Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity. This pronouncement is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. ASU 2014-13 provides for a measurement alternative

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015
(in thousands, except shares and per share data)

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

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015
(in thousands, except shares and per share data)

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

In June 2015, the FASB issued ASU 2015-10, Technical Corrections and Improvements, which covers a wide range of Topics in the Codification. The amendments in ASU 2015-10 represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost on most entities. Amendments with transition guidance are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. All other amendments are effective upon the ASU’s issuance (June 12, 2015). The Company is currently evaluating the effect upon its financial statements.

In August 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, which clarifies the treatment of debt issuance costs from line-of-credit arrangements after the adoption of ASU 2015-03. ASU 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of such arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company is currently evaluating the effect upon its financial statements.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805):Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement to restate prior period financial statements for measurement period adjustments following a business combination. ASU 2015-16 requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The prior period impact of the adjustment should be either presented separately on the face of the income statement or disclosed in the notes. ASU 2015-16 becomes effective for fiscal years and interim reporting periods beginning after December 15, 2015, with early adoption permitted for financial statements that have not been issued. The Company is currently evaluating the effect upon its financial statements.

(3) Out of Period Adjustments, Changes in Accounting Principles and Reclassifications

Management is presenting these tables to provide a clear understanding of out of period adjustments, the adoption of accounting principles and reclassifications to the Company’s historical results for the three and nine months ended September 30, 2014.

As it relates to the Consolidated Statements of Operations for the three months ended September 30, 2014, the Company has revised its prior year financial statements for an immaterial uncorrected misstatement. The revision, related to the Company’s real estate segment, increased depreciation and amortization expense by $852, and decreased net (loss) income attributable to noncontrolling interests - Tiptree Financial Partners, L.P. by $396 and decreased net (loss) income attributable to noncontrolling interests - Other by $170.
As it relates to the Consolidated Statements of Operations for the nine months ended September 30, 2014, the Company has revised its prior year financial statements for an immaterial uncorrected misstatement. The revision, related to the Company’s real estate segment, increased depreciation and amortization expense by $2,556, and decreased net (loss) income attributable to noncontrolling interests - Tiptree Financial Partners, L.P. by $1,412 and decreased net (loss) income attributable to noncontrolling interests - Other by $510. The effects of these adjustments are presented below.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015
(in thousands, except shares and per share data)

As it relates to the Statements of Cash Flows, the Company has revised its prior year presentation for an immaterial uncorrected misstatement. This revision, related to the presentation of its activities from CLOs, reduced operating activities from CLOs by $12,959 and increased investing activities from CLOs by $12,959.
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

For the Three Months Ended September 30, 2014
	As previously filed	Out of period adjustments	ASU 2014-13 adoption	Discontinued operations	Reclassifications(1)	As adjusted
Revenues:
Net realized (loss) gain on investments	$7,909	$—	$—	$(31)	$(7,878)	$—
Change in unrealized appreciation on investments	(1,819)	—	—	14	1,805	—
Income from investments in partially owned entities	2,204	—	—	—	(2,204)	—
Net realized and unrealized gains	8,294	—	—	(17)	(8,277)	—

Net realized and unrealized gains from investments	—	—	—	—	9,274	9,274
Net realized and unrealized gains on mortgage pipeline and associated hedging instruments	—	—	—	—	(273)	(273)
Interest income	7,363	—	—	(1,131)	(2,889)	3,343
Gain on sale of loans held for sale, net	2,383	—	—	—	42	2,425
Net Credit derivative losses	—	—	—	—	(786)	(786)
Separate account fees	5,931	—	—	(5,931)	—	—
Administrative service fees	12,845	—	—	(12,845)	—	—
Loan fee income	—	—	—	—	1,476	1,476
Rental revenue	4,469	—	—	—	—	4,469
Other income	1,537	—	—	(1)	(1,138)	398
Total revenues	42,822	—	—	(19,925)	(2,571)	20,326
Expenses:
Interest expense	8,500	—	—	(2,873)	(2,571)	3,056
Payroll expense	12,559	—	—	(4,889)	—	7,670
Professional fees	3,420	—	—	(419)	—	3,001
Change in future policy benefits	1,063	—	—	(1,063)	—	—
Mortality expenses	2,667	—	—	(2,667)	—	—
Commission expense	679	—	—	(679)	—	—
Depreciation and amortization expenses	2,290	852	—	(1,409)	—	1,733
Other expenses	5,505	—	—	(2,774)	—	2,731
Total expenses	36,683	852	—	(16,773)	(2,571)	18,191
Results of consolidated CLOs:
Income attributable to consolidated CLOs	(4,093)	—	18,569	—	—	14,476
Expenses attributable to consolidated CLOs	15,552	—	(3,812)	—	—	11,740
Net (loss) income attributable to consolidated CLOs	(19,645)	—	22,381	—	—	2,736
(Loss) income before taxes from continuing operations	(13,506)	(852)	22,381	(3,152)	—	4,871
Provision (benefit) for income taxes	(20)	—	—	(1,345)	—	(1,365)

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015
(in thousands, except shares and per share data)

For the Three Months Ended September 30, 2014
	As previously filed	Out of period adjustments	ASU 2014-13 adoption	Discontinued operations	Reclassifications(1)	As adjusted
(Loss) income from continuing operations	(13,486)	(852)	22,381	(1,807)	—	6,236
Discontinued operations:
Income from discontinued operations, net	—	—	—	1,807	—	1,807
Discontinued operations, net	—	—	—	1,807	—	1,807
Net (loss) income before noncontrolling interest	(13,486)	(852)	22,381	—	—	8,043
Less: net (loss) income attributable to noncontrolling interests	(1,904)	—	—	—	1,904	—
Less net (loss) income attributable to VIE subordinated noteholders	(11,854)	—	11,854	—	—	—
Less: net (loss) income attributable to noncontrolling interests - Tiptree Financial Partners, L.P.	—	(396)	5,957	—	(1,653)	3,908
Less: net (loss) income attributable to noncontrolling interests - Other	—	(170)	271	—	(251)	(150)
Net income available to common stockholders	$272	$(286)	$4,299	$—	$—	$4,285

Basic, continuing operations, net	$0.02	$(0.03)	$0.25	$(0.05)	$—	$0.19
Basic, discontinued operations, net	—	—	—	0.05	—	0.05
Basic earnings per share	$0.02	$(0.03)	$0.25	$—	$—	$0.24

Diluted, continuing operations, net	$0.02	$(0.03)	$0.25	$(0.05)	$—	$0.19
Diluted, discontinued operations, net	—	—	—	0.05	—	0.05
Diluted earnings per share	$0.02	$(0.03)	$0.25	$—	$—	$0.24

For the Nine Months Ended September 30, 2014
	As previously filed	Out of period adjustments	ASU 2014-13 adoption	Discontinued operations	Reclassifications (1)	As adjusted
Revenues:
Net realized (loss) gain on investments	$7,007	$—	$—	$(31)	$(6,976)	$—
Change in unrealized appreciation on investments	(1,530)	—	—	—	1,530	—
Income from investments in partially owned entities	2,884	—	—	—	(2,884)	—
Net realized and unrealized gains	8,361	—	—	(31)	(8,330)	—

Net realized and unrealized gains from investments	—	—	—	—	10,034	10,034
Net realized and unrealized gains on mortgage pipeline and associated hedging instruments	—	—	—	—	(34)	(34)
Interest income	17,664	—	—	(3,464)	(3,681)	10,519
Gain on sale of loans held for sale, net	5,117	—	—	—	108	5,225
Net Credit derivative losses	—	—	—	—	(2,307)	(2,307)
Separate account fees	16,943	—	—	(16,943)	—	—
Administrative service fees	37,786	—	—	(37,786)	—	—
Loan fee income	—	—	—	—	2,885	2,885
Rental revenue	13,308	—	—	—	—	13,308
Other income	3,404	—	—	(2)	(2,200)	1,202
Total revenues	102,583	—	—	(58,226)	(3,525)	40,832
Expenses:
Interest expense	20,721	—	—	(8,683)	(3,525)	8,513
Payroll expense	35,642	—	—	(14,960)	—	20,682
Professional fees	7,334	—	—	(1,343)	—	5,991

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015
(in thousands, except shares and per share data)

For the Nine Months Ended September 30, 2014
	As previously filed	Out of period adjustments	ASU 2014-13 adoption	Discontinued operations	Reclassifications (1)	As adjusted
Change in future policy benefits	3,260	—	—	(3,260)	—	—
Mortality expenses	7,892	—	—	(7,892)	—	—
Commission expense	1,837	—	—	(1,837)	—	—
Depreciation and amortization expenses	5,656	2,556	—	(3,149)	—	5,063
Other expenses	15,562	—	—	(7,816)	—	7,746
Total expenses	97,904	2,556	—	(48,940)	(3,525)	47,995
Net (loss) before taxes and income attributable to consolidated CLOs from continuing operations	4,679	(2,556)	—	(9,286)	—	(7,163)
Results of consolidated CLOs:
Income attributable to consolidated CLOs	20,742	—	26,432	—	—	47,174
Expenses attributable to consolidated CLOs	44,541	—	(11,817)	—	—	32,724
Net (loss) income attributable to consolidated CLOs	(23,799)	—	38,249	—	—	14,450
(Loss) income before taxes from continuing operations	(19,120)	(2,556)	38,249	(9,286)	—	7,287
Provision (benefit) for income taxes	906	—	—	(4,003)	—	(3,097)
(Loss) income from continuing operations	(20,026)	(2,556)	38,249	(5,283)	—	10,384
Discontinued operations:
Gain (loss)on sale of discontinued operations, net	—	—	—		—	—
Income from discontinued operations, net	—	—	—	5,283	—	5,283
Discontinued operations, net	—	—	—	5,283	—	5,283
Net (loss) income before noncontrolling interest	(20,026)	(2,556)	38,249	—	—	15,667
Less: net (loss) income attributable to noncontrolling interests	(2,353)		—	—	—	(2,353)
Less net (loss) income attributable to VIE subordinated noteholders	(20,041)	—	20,041	—	2,353	2,353
Less: net (loss) income attributable to noncontrolling interests - Tiptree Financial Partners, L.P.	—	(1,412)	11,536	—	(1,665)	8,459
Less: net (loss) income attributable to noncontrolling interests - Other	—	(510)	456	—	(688)	(742)
Net income available to common stockholders	$2,368	$(634)	$6,216	$—	$—	$7,950

Basic, continuing operations, net	$0.18	$(0.05)	$0.48	$(0.13)	$—	$0.48
Basic, discontinued operations, net	—	—	—	0.13	—	0.13
Basic earnings per share	$0.18	$(0.05)	$0.48	$—	$—	$0.61

Diluted, continuing operations, net	$0.18	$(0.05)	$0.48	$(0.13)	$—	$0.48
Diluted, discontinued operations, net	—	—	—	0.13	—	0.13
Diluted earnings per share	$0.18	$(0.05)	$0.48	$—	$—	$0.61

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

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015
(in thousands, except shares and per share data)

Fortegra
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

Recording of the Value of Assets Acquired and Liabilities Assumed

The consideration for the acquisition of Fortegra was funded through the Company’s cash on hand of $91,740 and borrowings of $120,000. The purchase price of Fortegra was largely determined on the basis of management’s expectations of future earnings and cash flows, resulting in the recognition of goodwill. The purchase price allocation below has been developed based on estimates of and subsequent adjustments to fair value using the historical financial statements of Fortegra as of the acquisition date. In addition, the allocation of the purchase price to intangible assets is based on fair value estimates and subject to the completion of management’s final analysis.

Management’s allocation of the purchase price to the net assets acquired resulted in the recording of intangible assets. The amounts for accounts and premiums receivable, net and goodwill are provisional pending receipt of the final valuation report for those assets from a third party valuation expert. Because these valuations are still in process, information may become available within the measurement period, which may or may not change these valuations and, accordingly, the purchase price allocation is subject to adjustment. The residual amount of the purchase price after allocation to net assets acquired and identifiable intangibles has been allocated to goodwill. This goodwill is included in the insurance and insurance services segment.

During 2015, the Company received the valuation study prepared by an external valuation expert for identifiable intangible assets and goodwill for the 2014 acquisition of Fortegra. Accordingly, the consolidated balance sheet at December 31, 2014, has been retrospectively adjusted to include the effect of the measurement period adjustments as required under ASC Topic 805 for the Fortegra purchase. Adjustments were recorded to the values of intangible assets and goodwill based upon completion of valuation models in the studies and the refinement of assumptions supporting those models as presented in the valuation studies.

Using this valuation study, during 2015, the Company decreased the balance of goodwill as of December 4, 2014 by $3,229 and other assets by $39 and increased other intangibles assets by $500 and other receivables by $1,313. The Company made corresponding increases to other liabilities and accrued expenses by $6,270, commissions payable by $1,313, and deferred tax liabilities by $287, and decreases to non-controlling interests by $105, as shown in the table below. See Note 12—Identifiable Intangible Assets and Goodwill, for more information.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015
(in thousands, except shares and per share data)

The following table presents the determination of the fair value amounts for the identifiable assets acquired, liabilities assumed, and goodwill recorded as of the acquisition date of Fortegra including the effects of the retrospective measurement period adjustments recorded in 2015, as discussed above:

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

Reliance

On July 1, 2015, the Company completed the acquisition of Reliance, and paid $24,241 for 100% ownership. Reliance is a residential mortgage originator operating in 32 states with fulfillment operations conducted through several call centers and Reliance’s corporate headquarters and are focused on Government-sponsored enterprise (GSE) and Federal Housing Administration and the U.S. Department of Veterans Affairs (FHA/VA) mortgage loans.The primary reason for the Company’s acquisition of Reliance is to expand its mortgage origination operations. The results of Reliance, from its closing date, are included in the Company’s specialty finance segment.

Recording of the Value of Assets Acquired and Liabilities Assumed
The total consideration of $24,241 for the acquisition of Reliance was comprised of cash of $7,500, 1,625,000 shares of its Class A common stock, with a market value of $11,960 at the time of issuance, an earn-out to issue additional shares valued at $2,000 and a working capital adjustment of $2,781. The purchase price of Reliance was largely determined on the basis of management’s expectations of future earnings and cash flows, resulting in the recognition of goodwill. The purchase price allocation below has been developed based on estimates of fair value using the historical financial statements of Reliance as of the acquisition date. In addition, the allocation of the purchase price to intangible assets is based on fair value estimates.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015
(in thousands, except shares and per share data)

Management’s allocation of the purchase price to the net assets acquired resulted in the recording of intangible assets. The amounts for intangible assets, goodwill, contingent consideration payable and deferred tax liability are provisional pending receipt of the final valuation report for those assets from a third party valuation expert. Because these valuations are still preliminary, information may become available within the measurement period, which may or may not change these valuations and, accordingly, the purchase price allocation is subject to adjustment. The residual amount of the purchase price after allocation to net assets acquired and identifiable intangibles has been allocated to goodwill. This goodwill is included in the specialty finance segment.

The following table presents the determination of the fair value amounts for the identifiable assets acquired, liabilities assumed, and goodwill recorded as of the acquisition date of Reliance:

July 1, 2015
Fair Values
Assets:
Cash and cash equivalents – unrestricted	$13,934
Cash and cash equivalents – restricted	919
Mortgage loans held for sale, at fair value	59,308
Accounts and premiums receivable, net	2,369
Intangible assets	2,100
Other assets	1,525
Trading assets, at fair value	2,187

Liabilities:
Debt	52,836
Deferred tax liability	91
Other liabilities and accrued expenses	6,004
Trading liabilities, at fair value	259
Net assets acquired	23,152
Goodwill	1,089
$24,241
Consideration:
Cash	$7,500
Shares	11,960
Contingent consideration payable	2,000
Working capital	2,781
Total consideration paid	$24,241

The following table shows the preliminary values recorded by the Company, as of the acquisition date, for finite-lived intangible assets, included in the specialty finance segment, and the range of their estimated amortization period associated with the Reliance acquisition:

	Weighted Average Amortization Period (in Years)	Gross Carrying Amount
Trade names	10.0	$900
Software	7.0	1,200
Total acquired finite-lived other intangible assets	8.3	$2,100

Non-Tax Deductible Goodwill Associated with the Reliance Acquisition

The acquisition of Reliance is being treated as a stock purchase for tax purposes and any goodwill and identified intangible assets recorded by the Company in connection with the acquisition will not be deductible for tax purposes.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015
(in thousands, except shares and per share data)

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

The Company has reclassified the income and expenses attributable to PFG to income from discontinued operations, net for the three months ended September 30, 2014 and nine months ended September 30, 2015 and September 30, 2014. See Note 2—Summary of Significant Accounting Policies, for more information.

The following table represents detail of revenues and expenses of discontinued operations in the consolidated statements of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Net realized gain on investments	$—	$17	$151	$31
Interest income	—	1,131	2,215	3,464
Separate account fees	—	5,931	12,706	16,943
Administrative service fees	—	12,845	25,385	37,786
Other income	—	1	2	2
Total Revenues	—	19,925	40,459	58,226
Expenses:
Interest expense	—	2,873	5,226	8,683
Payroll expense	—	4,889	9,086	14,960
Professional fees	—	419	770	1,343
Change in future policy benefits	—	1,063	2,077	3,260
Mortality expenses	—	2,667	5,688	7,892
Commission expense	—	679	1,723	1,837
Depreciation and amortization expenses	—	1,409	862	3,149
Other expenses	—	2,774	4,232	7,816
Total expenses	—	16,773	29,664	48,940
Less: Provision for income taxes	—	1,345	3,796	4,003
Income from discontinued operations, net	$—	$1,807	$6,999	$5,283
See Note 17—Fair Value of Financial Instruments, for information regarding the leveling of assets and liabilities held for sale.
The following table presents the cash flows from discontinued operations for the periods indicated:

	Nine Months Ended September 30,
	2015	2014
Net cash (used in)/provided by:
Operating activities	$(6,198)	$37,046
Investing activities	11,866	3,937
Financing activities	(5,000)	5,167
Net cash flows from discontinued operations	$668	$46,150

As of September 30, 2015 and December 31, 2014, the Company has $751 and $809, respectively, included on the consolidated balance sheets as liabilities from discontinued operations associated with Fortegra’s dispositions as of December 31, 2013.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015
(in thousands, except shares and per share data)

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
Specialty Finance is comprised of Siena Capital Finance LLC (Siena), which commenced operations in April 2013, and our mortgage business which consists of Luxury, which was acquired in January 2014 and Reliance which was acquired in July 2015. Segment results incorporate the revenues and expenses of these subsidiaries since they commenced operations or were acquired.
Siena’s business consists of structuring asset-based loan facilities across diversified industries which include manufacturing, distribution, wholesale, and service companies. Our mortgage origination business includes Luxury, a residential mortgage lender that originates loans, including prime jumbo and super jumbo mortgages for sale to institutional investors and Reliance, a residential mortgage lender that originates loans, primarily GSE and FHA/VA mortgages, focusing on refinancing with a call center model.
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
Corporate and other operations include Tiptree Direct Holdings LLC (Tiptree Direct) and Muni Funding Company of America LLC (MFCA). Tiptree Direct holds the Company’s principal investments, which consist of CLO subordinated notes, an NPL portfolio, risk mitigation transactions, warehouse holdings, holdings in the Star Asia Finance, Limited, Star Asia Opportunity, LLC and Star Asia Opportunity II-LLC (Star Asia Entities) and other corporate investments. MFCA is a specialty finance company that owns and manages a portfolio of non-investment grade and non-rated direct and indirect debt obligations of middle-market tax-exempt borrowers.
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

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015
(in thousands, except shares and per share data)

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
The tables below present the components of revenue, expense, profit or loss, and segment assets for each of the operating segments for the following periods:

	Three Months Ended September 30, 2015
	Insurance and insurance services	Specialty finance	Real estate	Asset management	Corporate and other	Totals
Net realized and unrealized gains (losses) on investments	$(56)	$(51)	$(580)	$—	$(1,655)	$(2,342)
Net realized and unrealized gains on mortgage pipeline and associated hedging instruments	—	(707)	—	—	—	(707)
Interest income	1,350	2,374	25	—	2,042	5,791
Service and administrative fees	29,565	—	—	—	—	29,565
Ceding commissions	11,515	—	—	—	—	11,515
Earned premiums, net	43,884	—	—	—	—	43,884
Gain on sale of loans held for sale, net	—	14,859	—	—	—	14,859
Loan fee income	—	2,844	—	—	—	2,844
Rental revenue	—	(24)	11,189	—	—	11,165
Other income	1,733	53	926	(13)	(184)	2,515
Total revenue	87,991	19,348	11,560	(13)	203	119,089

Interest expense	1,735	1,217	1,828	—	1,549	6,329
Payroll and employee commissions	9,543	11,816	4,171	339	4,287	30,156
Commission expense	30,891	—	—	—	—	30,891
Member benefit claims	7,955	—	—	—	—	7,955
Net losses and loss adjustment expenses	14,948	—	—	—	—	14,948
Depreciation and amortization expenses	5,765	269	3,932	—	68	10,034
Other expenses	7,031	4,795	4,241	155	4,690	20,912
Total expense	77,868	18,097	14,172	494	10,594	121,225
Net income attributable to consolidated CLOs	—	—	—	2,646	(4,069)	(1,423)
Pre-tax income (loss)	$10,123	$1,251	$(2,612)	$2,139	$(14,460)	$(3,559)
Less: Provision (benefit) for income taxes						2,829
Discontinued operations						—
Net income before non-controlling interests						$(6,388)
Less: net income attributable to noncontrolling interests from continuing operations and discontinued operations - Tiptree Financial Partners, L.P.						(1,661)
Less: net income attributable to noncontrolling interests from continuing operations and discontinued operations - Other						(174)
Net income available to common stockholders						$(4,553)

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015
(in thousands, except shares and per share data)

	Three Months Ended September 30, 2014
	Insurance and insurance services	Specialty finance	Real estate	Asset management	Corporate and other	Totals
Net realized and unrealized gains (losses) on investments	$—	$1	$8,102	$—	$1,171	$9,274
Net realized and unrealized gains on mortgage pipeline and associated hedging instruments	—	(273)	—	—	—	(273)
Interest income	—	629	139	—	2,575	3,343
Service and administrative fees	—	—	—	—	—	—
Ceding commissions	—	—	—	—	—	—
Earned premiums, net	—	—	—	—	—	—
Gain on sale of loans held for sale, net	—	2,425	—	—	—	2,425
Loan fee income	—	1,476	—	—	—	1,476
Rental revenue	—	17	4,452	—	—	4,469
Other income	—	120	212	66	(786)	(388)
Total revenue	—	4,395	12,905	66	2,960	20,326

Interest expense	—	495	974	—	1,587	3,056
Payroll and employee commissions	—	3,151	1,773	366	2,380	7,670
Commission expense	—	—	—	—	—	—
Member benefit claims	—	—	—	—	—	—
Net losses and loss adjustment expenses	—	—	—	—	—	—
Depreciation and amortization expenses	—	142	1,591	—	—	1,733
Other expenses	—	1,197	1,564	215	2,756	5,732
Total expense	—	4,985	5,902	581	6,723	18,191
Net intersegment revenue/(expense)	—	(113)	—	—	113	—
Net income attributable to consolidated CLOs	—	—	—	2,856	(120)	2,736
Pre-tax income (loss)	$—	$(703)	$7,003	$2,341	$(3,770)	$4,871
Less: Provision (benefit) for income taxes						(1,365)
Discontinued operations						1,807
Net income before non-controlling interests						$8,043
Less: net income attributable to noncontrolling interests from continuing operations and discontinued operations - Tiptree Financial Partners, L.P.						3,908
Less: net income attributable to noncontrolling interests from continuing operations and discontinued operations - Other						(150)
Net income available to common stockholders						$4,285

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015
(in thousands, except shares and per share data)

	Nine Months Ended September 30, 2015
	Insurance and insurance services	Specialty finance	Real estate	Asset management	Corporate and other	Totals
Net realized and unrealized gains (losses) on investments	$(56)	$(51)	$(696)	$—	$(1,624)	$(2,427)
Net realized and unrealized gains on mortgage pipeline and associated hedging instruments	—	245	—	—	—	245
Interest income	3,774	5,549	69	—	2,587	11,979
Service and administrative fees	77,037	—	—	—	—	77,037
Ceding commissions	31,600	—	—	—	—	31,600
Earned premiums, net	120,944	—	—	—	—	120,944
Gain on sale of loans held for sale, net	—	21,531	—	—	—	21,531
Loan fee income	—	6,125	—	—	—	6,125
Rental revenue	—	—	31,725	—	—	31,725
Other income	5,592	184	2,236	88	(581)	7,519
Total revenue	238,891	33,583	33,334	88	382	306,278

Interest expense	5,249	2,562	4,968	—	4,873	17,652
Payroll and employee commissions	29,626	20,060	12,223	1,151	10,866	73,926
Commission expense	71,346	—	—	—	—	71,346
Member benefit claims	23,774	—	—	—	—	23,774
Net losses and loss adjustment expenses	40,324	—	—	—	—	40,324
Depreciation and amortization expenses	24,977	515	11,265	—	100	36,857
Other expenses	23,146	8,192	13,640	492	9,163	54,633
Total expense	218,442	31,329	42,096	1,643	25,002	318,512
Net intersegment revenue/(expense)	—	—	—	—	—	—
Net income attributable to consolidated CLOs	—	—	—	8,219	(6,984)	1,235
Pre-tax income (loss)	$20,449	$2,254	$(8,762)	$6,664	$(31,604)	$(10,999)
Less: Provision (benefit) for income taxes						962
Discontinued operations						23,348
Net income before non-controlling interests						$11,387
Less: net income attributable to noncontrolling interests from continuing operations and discontinued operations - Tiptree Financial Partners, L.P.						2,214
Less: net income attributable to noncontrolling interests from continuing operations and discontinued operations - Other						(257)
Net income available to common stockholders						$9,430

Segment Assets as of September 30, 2015
Segment assets	$900,571	$206,928	$237,383	$2,706	$385,163	$1,732,751
Assets of consolidated CLOs						1,766,036
Total assets						$3,498,787

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015
(in thousands, except shares and per share data)

	Nine Months Ended September 30, 2014
	Insurance and insurance services	Specialty finance	Real estate	Asset management	Corporate and other	Totals
Net realized and unrealized gains (losses) on investments	$—	$1	$7,378	$—	$2,655	$10,034
Net realized and unrealized gains on mortgage pipeline and associated hedging instruments	—	(34)	—	—	—	(34)
Interest income	—	1,849	1,504	—	7,166	10,519
Gain on sale of loans held for sale, net	—	5,225	—	—	—	5,225
Loan fee income	—	2,885	—	—	—	2,885
Rental revenue	—	34	13,274	—	—	13,308
Other income	—	212	598	224	(2,139)	(1,105)
Total revenue	—	10,172	22,754	224	7,682	40,832

Interest expense	—	950	2,930	—	4,633	8,513
Payroll and employee commissions	—	7,543	5,287	1,396	6,456	20,682
Depreciation and amortization expenses	—	379	4,684	—	—	5,063
Other expenses	—	3,169	4,365	578	5,625	13,737
Total expense	—	12,041	17,266	1,974	16,714	47,995
Net intersegment revenue/(expense)	—	(301)	—	—	301	—
Net income attributable to consolidated CLOs	—	—	—	8,988	5,462	14,450
Pre-tax income (loss)	$—	$(2,170)	$5,488	$7,238	$(3,269)	$7,287
Less: Provision (benefit) for income taxes						(3,097)
Discontinued operations						5,283
Net income before non-controlling interests						$15,667
Less: net income attributable to noncontrolling interests from continuing operations and discontinued operations - Tiptree Financial Partners, L.P.						8,459
Less: net income attributable to noncontrolling interests from continuing operations and discontinued operations - Other						(742)
Net income available to common stockholders						$7,950

Segment Assets as of December 31, 2014
Segment assets	$767,914	$79,147	$179,822	$2,871	$65,570	$1,095,324
Assets of consolidated CLOs						1,978,094
Assets held for sale						5,129,745
Total assets						$8,203,163

(7) Investments in Available for Sale Securities

All of the Company’s investments in available for sale securities as of September 30, 2015 and December 31, 2014 are held by Fortegra. Investments in available for sale securities held by PFG as of December 31, 2014 have been transferred into assets held for sale.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015
(in thousands, except shares and per share data)

The following tables present the Company's investments in available for sale securities:

	As of
	September 30, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$63,514	$411	$(45)	$63,880
Municipal securities	46,166	273	(26)	46,413
Corporate securities	70,968	119	(308)	70,779
Asset backed securities	1,525	14	—	1,539
Certificates of deposit	891	—	—	891
Equity securities	6,081	30	(111)	6,000
Obligations of foreign governments	2,943	4	(62)	2,885
Total	$192,088	$851	$(552)	$192,387

	As of
	December 31, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$58,319	$28	$(108)	$58,239
Municipal securities	35,920	45	(93)	35,872
Corporate securities	67,795	28	(347)	67,476
Certificates of deposit	871	—	—	871
Equity securities	7,138	8	(96)	7,050
Obligations of foreign governments	1,636	—	(16)	1,620
Total	$171,679	$109	$(660)	$171,128

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015
(in thousands, except shares and per share data)

The following tables summarize the gross unrealized losses on available for sale securities in an unrealized loss position:

	As of
	September 30, 2015
	Less Than or Equal to One Year			More Than One Year
	Fair value	Gross unrealized losses	# of Securities	Fair value	Gross unrealized losses	# of Securities
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$8,847	$(45)	64	$—	$—	—
Municipal securities	8,006	(26)	23	—	—	—
Corporate securities	35,467	(308)	183	—	—	—
Equity securities	4,411	(111)	17	—	—	—
Obligations of foreign governments	1,901	(62)	16	—	—	—
Total	$58,632	$(552)	303	$—	$—	—

	As of
	December 31, 2014
	Less Than or Equal to One Year			More Than One Year
	Fair value	Gross unrealized losses	# of Securities	Fair value	Gross unrealized losses	# of Securities
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$38,972	$(108)	151	$—	$—	—
Municipal securities	25,611	(93)	58	—	—	—
Corporate securities	59,013	(347)	280	—	—	—
Equity securities	5,443	(96)	18	—	—	—
Obligations of foreign governments	1,620	(16)	5	—	—	—
Total	$130,659	$(660)	512	$—	$—	—
The Company does not intend to sell the investments that were in an unrealized loss position at September 30, 2015, and management believes that it is more likely than not that the Company will be able to hold these securities until full recovery of their amortized cost basis for fixed maturity securities or cost for equity securities. The unrealized losses were attributable to changes in interest rates and not credit-related issues. As of September 30, 2015, based on the Company's review, none of the fixed maturity or equity securities were deemed to be other-than-temporarily impaired based on the Company's analysis of the securities and its intent to hold the securities until recovery. There have been no other-than-temporary impairments recorded by the Company for the three and nine months ended September 30, 2015.

The amortized cost and fair values of investments in debt securities, by contractual maturity date, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Excluded from this table are equity securities since they have no contractual maturity.

	As of
	September 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$26,333	$26,329	$15,110	$15,101
Due after one year through five years	74,758	74,840	73,476	73,176
Due after five years through ten years	55,731	55,963	54,325	54,151
Due after ten years	27,660	27,716	21,630	21,650
Asset backed securities	1,525	1,539	—	—
Total	$186,007	$186,387	$164,541	$164,078
Purchases of available for sale securities were $33,324 and $61,697 for the three and nine months ended September 30, 2015, respectively. Proceeds from maturities calls and prepayments of available for sale securities were $12,187 and $28,592 for the three and nine months ended September 30, 2015, respectively. Proceeds from the sale of available for sale securities for the

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015
(in thousands, except shares and per share data)

three and nine months ended September 30, 2015, were $9,105 and $10,838 with associated gains of $(56) and losses of $(56), respectively.

(8) Loans Owned Held at Amortized Cost

The following table presents the Company’s loan portfolio, measured at amortized costs:

	As of
	September 30, 2015	December 31, 2014
Asset backed	$56,695	$35,395
Other loans	700	700
Total loans, net	$57,395	$36,095
Total loans owned include net deferred loan origination fees of $3,205 and $2,308 at September 30, 2015 and December 31, 2014, respectively. Asset backed loans are presented net of an allowance for loan losses of $406 and $189 at September 30, 2015 and December 31, 2014, respectively.
Asset backed - Siena
Siena structures asset-based loan facilities in the $1,000 to $25,000 range across diversified industries, which include manufacturing distribution, wholesale, and service companies. As of September 30, 2015, the Company carried $56,695 in loans receivable on its consolidated balance sheet, which is net of a participation interest of $23,979. Collateral for asset-backed loan receivables, as of September 30, 2015 consisted of inventory, equipment and accounts receivable. Management reviews collateral for these loans on at least a monthly basis or more frequently if a draw is requested and as such has determined that no impairment existed as of September 30, 2015. As of September 30, 2015, there were no delinquencies in the Siena portfolio and all loans were classified as performing.
Other loans
Care made a loan to the lessees of one of its properties. The loan is secured by a pledge of outstanding equity interests in the lessees. The cost basis of the loan at September 30, 2015 was approximately $700, which equals its carrying value.

(9) Notes Receivable

Calamar Properties

Care owns a 75% interest in Care Cal JV LLC, which through two subsidiaries, owns what are referred to as the Calamar Properties. Affiliates of Calamar Enterprises, Inc. (Calamar) own a 25% interest in Care Cal JV LLC. In connection therewith, a subsidiary of Care Cal JV LLC issued notes to affiliates of Calamar. The cost basis of the notes at September 30, 2015 and December 31, 2014 was approximately $3,501 and $3,865, respectively. As of September 30, 2015, all of these notes were performing.
Fortegra
As of September 30, 2015, Fortegra held $19,519 in notes receivable, net. The majority of these notes totaling $12,923 consist of receivables from Fortegra’s premium financing program. A total of $2,322 was for notes receivable under its Pay us Later Program, which allows customers to finance the cost of electronic mobile devices and or protection programs on these devices. The remaining $4,274 represents unsecured notes receivable issued to various business partners in order to solidify relationships and grow its business. The Company has established a valuation allowance against its notes receivable of $328 as of September 30, 2015. As of September 30, 2015, there were $1,491 in balances classified as 90 days plus past due.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015
(in thousands, except shares and per share data)

(10) Reinsurance

The following table presents the effect of reinsurance on premiums written and earned by Fortegra for the following period:

Premiums	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	Written	Earned	Written	Earned
Direct and assumed	$190,747	$155,481	$502,118	$433,117
Ceded	(137,242)	(111,597)	(370,415)	(312,173)
Net	$53,505	$43,884	$131,703	$120,944

The following table presents the effect of reinsurance on losses and loss adjustment expenses (LAE) incurred by Fortegra for the following period:

Losses and LAE incurred	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Direct and assumed	$46,872	$126,914
Ceded	(31,924)	(86,590)
Net losses & LAE incurred	$14,948	$40,324

The following table presents the components of the reinsurance receivables:

	As of
	September 30, 2015	December 31, 2014
Prepaid reinsurance premiums:
Life (1)	$60,006	$52,574
Accident and health (1)	52,800	44,968
Property	168,330	126,669
Total	281,136	224,211

Ceded claim reserves:
Life	2,701	1,868
Accident and health	8,784	7,971
Property	26,667	18,325
Total ceded claim reserves recoverable	38,152	28,164
Other reinsurance settlements recoverable	13,061	12,401
Reinsurance receivables	$332,349	$264,776

(1) Including policyholder account balances ceded.

The following table presents the aggregate amount included in reinsurance receivables that is comprised of the three largest receivable balances from unrelated reinsurers:

As of
September 30, 2015
Total of the three largest receivable balances from unrelated reinsurers	$159,629

At September 30, 2015, the three unrelated reinsurers from whom Fortegra has the largest receivable balances were: London Life Reinsurance Company (A. M. Best Rating: A); London Life International Reinsurance Corporation (A. M. Best Rating: not rated); and Frandisco Property and Casualty Insurance Company (A. M. Best Rating: Not rated). The related receivables of London Life International Reinsurance Corporation are collateralized by assets held in trust accounts and letters of credit due to their offshore relationships. At September 30, 2015, the Company does not believe there is a risk of loss as a result of the concentration of credit risk in the reinsurance program.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015
(in thousands, except shares and per share data)

(11) Real Estate

The following table contains information regarding the Company’s investment in real estate as of the following periods:

	September 30, 2015
	Land	Buildings	Accumulated depreciation	Total
Greenfield Portfolio - Triple net lease	$5,600	$14,220	$(1,620)	$18,200
Calamar Properties - JV	840	22,251	(1,616)	21,475
Terraces Portfolio - Triple net lease	803	20,123	(1,202)	19,724
Heritage Portfolio - JV	3,605	39,804	(1,905)	41,504
Greenfield Portfolio - JV	2,690	26,110	(845)	27,955
Royal Portfolio - JV	2,770	24,476	(521)	26,725
Greenfield II Portfolio - Triple net lease	4,800	46,388	(679)	50,509
Other real estate owned (1)	—	1,675	(374)	1,301
Total	$21,108	$195,047	$(8,762)	$207,393

	December 31, 2014
	Land	Buildings	Accumulated depreciation	Total
Greenfield Portfolio - Triple net lease	$5,600	$14,220	$(1,319)	$18,501
Calamar Properties - JV	840	22,230	(1,161)	21,909
Terraces Portfolio - Triple net lease	803	20,123	(778)	20,148
Heritage Portfolio - JV	3,605	39,535	(1,055)	42,085
Greenfield Portfolio - JV	2,690	24,827	(198)	27,319
Other real estate owned (1)	—	1,675	(329)	1,346
Total	$13,538	$122,610	$(4,840)	$131,308
(1) Represents a single family residential property located in Connecticut that is being rented through the Company's subsidiary, Luxury.

The following table presents the future minimum annual rental revenue under the noncancelable terms of all operating leases as of:

September 30, 2015
Remainder of 2015	$1,777
2016	7,132
2017	7,232
2018	7,335
2019	7,441
Thereafter	45,383
Total	$76,300

The schedule of minimum future rental revenue excludes residential lease agreements, generally having terms of one year or less. Rental revenues from residential leases were $9,459 and $3,496 for the three months ended September 30, 2015 and 2014, respectively. Rental revenues from residential leases were $27,179 and $10,398 for the nine months ended September 30, 2015 and 2014, respectively.

2015 Acquisitions

Royal Portfolio - JV

On February 9, 2015, affiliates of Care entered into a joint venture to own and operate five seniors housing communities with affiliates of Royal. The joint venture acquired the communities for $30,052. Affiliates of Care own an 80% interest in the joint venture, while affiliates of Royal own the remaining 20% interest and they provide management services to the communities under management contracts. In connection with the acquisition, Care and Royal secured a $22,500, five year loan, (subject to a holdback) that includes 36 months of interest only payments and a $2,000 commitment, which will be available between February 9, 2016 and February 9, 2019, subject to certain conditions. For the three months ended September 30, 2015, rental

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015
(in thousands, except shares and per share data)

revenue and net loss were $2,326 and $482, respectively. For the nine months ended September 30, 2015, rental revenue and the net loss were $6,216 and $1,573, respectively.

Greenfield II Portfolio - Triple net lease (hybrid)

On March 30, 2015, affiliates of Care acquired six seniors housing communities for $54,788. The properties are leased to affiliates of Greenfield Holdings, LLC that operate the properties. In connection with the acquisition, Care secured a $39,500, 10 year loan (subject to a holdback), which includes 18 months of interest only payments. For the three and nine months ended September 30, 2015, rental revenue was $871 and $1,742, respectively.

2014 Acquisitions

Greenfield Portfolio - JV

On October 1, 2014, affiliates of Care entered into a joint venture to own and operate three seniors housing communities with affiliates of Greenfield. Care owns an 80% interest in the joint venture, while affiliates of Greenfield own the remaining 20% interest and provide management services to the communities under a management contract. For the three months ended September 30, 2015, rental revenue and net loss were approximately $1,866 and $523, respectively. For the nine months ended September 30, 2015, rental revenue and net loss were approximately $5,601 and $1,743, respectively.

Heritage Portfolio - JV

On December 18, 2014, affiliates of Care entered into a joint venture to own and operate an additional seniors housing community with affiliates of Heritage. Affiliates of Care own an 80% interest in the joint venture, while affiliates of Heritage own the remaining 20% interest and continue to provide management services to the communities under a management contract. For the three months ended September 30, 2015, rental revenue and net loss from this acquisition were $1,536 and $214, respectively. For the nine months ended September 30, 2015, rental revenue and net loss from this acquisition were $4,573 and $732, respectively.

(12) Identifiable Intangible Assets and Goodwill

The following table presents identifiable intangible assets, accumulated amortization, and goodwill by segment and includes the retrospective adjustments made to the balances at December 31, 2014, as required by ASC Topic 805, for the Fortegra acquisition:

	As of				As of
	September 30, 2015				December 31, 2014
	Insurance and insurance services	Real estate	Specialty Finance	Total	Insurance and insurance services	Real estate	Specialty Finance	Total
Customer relationships	$50,500	$—	$—	$50,500	$50,500	$—	$—	$50,500
Accumulated amortization	(692)	—	—	(692)	—	—	—	—
Trade names	6,500	—	900	7,400	6,500	—	—	6,500
Accumulated amortization	(593)	—	(22)	(615)	(55)	—	—	(55)
Software licensing	8,500	—	1,200	9,700	8,500	—	—	8,500
Accumulated amortization	(1,417)	—	(43)	(1,460)	(142)	—	—	(142)
Insurance policies and contracts acquired	36,500	—	—	36,500	36,500	—	—	36,500
Accumulated amortization	(25,358)	—	—	(25,358)	(3,956)	—	—	(3,956)
Insurance licensing agreements(1)	13,000	—	—	13,000	13,000	—	—	13,000
Leases in place	—	21,214	—	21,214	—	14,604	—	14,604
Accumulated amortization	—	(12,404)	—	(12,404)	—	(5,057)	—	(5,057)
Intangible assets, net	86,940	8,810	2,035	97,785	110,847	9,547	—	120,394
Goodwill(2)	90,214	—	2,993	93,207	90,214	—	1,904	92,118
Total	$177,154	$8,810	$5,028	$190,992	$201,061	$9,547	$1,904	$212,512
(1) Represents intangible assets with an indefinite useful life. Impairment tests are performed at least annually on these assets.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015
(in thousands, except shares and per share data)

(2) For further information regarding goodwill associated with the Fortegra acquisition see Note 4—Business Acquisitions.

The following table presents the amortization expense on intangible assets for the next five years by relevant segment:

	As of
	September 30, 2015
	Insurance and insurance services	Real estate	Specialty Finance
Remainder of 2015	$4,264	$2,345	$65
2016	11,500	2,643	261
2017	11,115	405	261
2018	9,542	405	261
2019	7,726	405	261
2020 and thereafter	29,793	2,607	926
Total	$73,940	$8,810	$2,035

The following table presents the amortization expense associated with its intangibles recorded by the Company for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Amortization expense	$7,922	$926	$31,319	$2,778

The Company conducts annual impairment tests according to ASC Topic 350 Intangibles-Goodwill and Other. As of September 30, 2015, there were no triggering events and no impairment was recorded on either its goodwill or intangibles.

(13) Collateralized Loan Obligations (CLOs) and Consolidated Variable Interest Entities

The term CLO generally refers to a special purpose vehicle that owns a portfolio of investments and issues various tranches of debt and subordinated note securities to finance the purchase of those investments. The investment activities of a CLO are governed by extensive investment guidelines, generally contained within a CLO’s “indenture” and other governing documents which limit, among other things, the CLO’s exposure to any single industry or obligor and provide that the CLO’s assets satisfy certain ratings requirements. Most CLOs have a defined investment period during which they are allowed to make investments and reinvest capital as it becomes available. The CLOs are considered variable interest entities.

Telos Asset Management LLC (Telos), is a CLO manager of six CLOs; namely Telos CLO 2014-6, Ltd. (Telos 6), Telos CLO 2014-5, Ltd. (Telos 5), Telos CLO 2013-4, Ltd. (Telos 4), Telos CLO 2013-3, Ltd. (Telos 3), Telos CLO 2007‑2, Ltd. (Telos 2) and Telos CLO 2006-1, Ltd. (Telos 1). Prior to the acquisition of TAMCO, the Company did not consolidate the then existing CLOs (Telos 1 and Telos 2) as it only held a residual interest which was recorded at fair value. The Company became the primary beneficiary and met the requirement to consolidate when it acquired the management rights of the CLOs. Tiptree owns various amounts of Telos 1, Telos 5 and Telos 6 with an aggregate fair market value of $35,783 as of September 30, 2015. Tiptree owned various amounts of Telos 1, Telos 2, Telos 4, Telos 5 and Telos 6 with an aggregate fair market value of $94,342 as of December 31, 2014. In April 2015, the Company sold all of the subordinated notes of Telos 2 held by the Company for total proceeds of $19,740. In May 2015, the Company sold all of the subordinated notes of Telos 4 held by the Company for total proceeds of $19,988.

The assets of each of the CLOs are held solely as collateral to satisfy the obligations of the CLOs. The Company does not own and has no right to the benefits from, nor does it bear the risks associated with, the assets held by the CLOs, beyond its direct investments in, and investment advisory fees generated from, the CLOs. If the Company were to liquidate, the assets of the CLOs would not be available to its general creditors, and as a result, the Company does not consider these assets available for the benefit of its investors. Additionally, the investors in the CLOs have no recourse to the Company’s general assets for the debt issued by the CLOs. Therefore, this debt is not the Company’s obligation. As of September 30, 2015 and December 31, 2014, the Company’s maximum exposure to loss related to the CLOs is limited to its investment in the CLOs of $38,148 and $97,935, respectively, as well as the management fees receivable of $2,647 and $2,782 as of September 30, 2015 and December 31, 2014, respectively. Both the carrying values of the investment in CLOs and management fees receivable are eliminated upon consolidation.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015
(in thousands, except shares and per share data)

The table below represents the assets and liabilities of the consolidated CLOs that are included in the Company’s consolidated balance sheet as of the dates indicated:

	As of
	September 30, 2015	December 31, 2014
Assets:
Cash and cash equivalents – restricted	$51,879	$146,281
Investment in loans, at fair value	1,689,282	1,803,205
Investment in trading assets, at fair value	7,141	21,858
Due from brokers	13,114	2,138
Accrued interest receivable	4,620	4,496
Other assets	—	116
Total assets of consolidated CLOs	$1,766,036	$1,978,094

Liabilities:
Notes payable	$1,704,450	$1,785,207
Due to brokers	6,545	81,623
Accrued interest payable	13,632	10,098
Other liabilities	614	449
Total liabilities of consolidated CLOs	$1,725,241	$1,877,377

Net	$40,795	$100,717

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

Beneficial interests:	As of
	September 30, 2015	December 31, 2014
Subordinated notes	$38,148	$97,935
Accrued management fees	2,647	2,782
Total beneficial interests	$40,795	$100,717

The tables below provide further details regarding the CLOs notes payable amounts of $1,704,450 and $1,785,207 as of September 30, 2015 and December 31, 2014, respectively:

	As of
	September 30, 2015			December 31, 2014
Description	Aggregate principal amount	Spread over three months LIBOR		Aggregate principal amount	Spread over three months LIBOR
Telos 6 (maturity January 2027)
Class A-1	$161,500	1.50%		$161,500	1.50%
Class A-2	60,000	N/A	(1)	60,000	N/A
Class B-1	8,000	2.10%		8,000	2.10%
Class B-2	34,000	N/A	(2)	34,000	N/A
Class C	22,000	3.00%		22,000	3.00%
Class D	20,500	3.90%		20,500	3.90%
Class E	16,500	5.00%		16,500	5.00%
Subordinated	12,400	N/A		12,400	N/A
Mark to market adjustment	(9,178)			(14,772)
Telos 6 Fair Value	$325,722			$320,128

Telos 5 (maturity April 2025)
Class A	$252,000	1.55%		$252,000	1.55%
Class B-1	39,000	N/A	(3)	39,000	N/A

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015
(in thousands, except shares and per share data)

	As of
	September 30, 2015		December 31, 2014
Class B-2	7,500	2.15%	7,500	2.15%
Class C	32,750	3.00%	32,750	3.00%
Class D	19,750	3.65%	19,750	3.65%
Class E	18,000	5.00%	18,000	5.00%
Class F	7,750	5.50%	7,750	5.50%
Subordinated	10,500	N/A	10,500	N/A
Mark to market adjustment	(13,424)		(15,078)
Telos 5 Fair Value	$373,826		$372,172

Telos 4 (maturity July 2024)
Class A	$214,000	1.30%	$214,000	1.30%
Class B	46,500	1.80%	46,500	1.80%
Class C	29,000	2.75%	29,000	2.75%
Class D	19,250	3.50%	19,250	3.50%
Class E	16,000	5.00%	16,000	5.00%
Class X	700	0.95%	1,750	0.95%
Subordinated	37,000	N/A	10,700	N/A
Mark to market adjustment	(20,314)		(14,023)
Telos 4 Fair Value	$342,136		$323,177

Telos 3 (maturity January 2024)
Class A	$225,000	1.42%	$225,000	1.42%
Class B	36,500	2.25%	36,500	2.25%
Class C	26,500	3.00%	26,500	3.00%
Class D	18,000	4.25%	18,000	4.25%
Class E	15,000	5.50%	15,000	5.50%
Class F	6,000	5.50%	6,000	5.50%
Subordinated	34,350	N/A	34,350	N/A
Mark to market adjustment	(17,322)		(13,995)
Telos 3 Fair Value	$344,028		$347,355

Telos 2 (maturity April 2022)
Class A-1	$34,355	0.26%	$97,181	0.26%
Class A-2	40,000	0.40%	40,000	0.40%
Class B	27,500	0.55%	27,500	0.55%
Class C	22,000	0.95%	22,000	0.95%
Class D	22,000	2.20%	22,000	2.20%
Class E	16,000	5.00%	16,000	5.00%
Subordinated	44,000	N/A	2,000	N/A
Mark to market adjustment	(21,231)		(142)
Telos 2 Fair Value	$184,624		$226,539

Telos 1 (maturity October 2021)
Class A-1D	$—	—%	$2,927	0.27%
Class A-1R	—	—%	7,805	0.29%
Class A-1T	—	—%	10,732	0.27%
Class A-2	22,313	0.40%	60,000	0.40%
Class B	27,200	0.49%	27,200	0.49%
Class C	22,000	0.85%	22,000	0.85%
Class D	22,000	1.70%	22,000	1.70%
Class E	16,000	4.25%	16,000	4.25%
Subordinated	40,223	N/A	40,223	N/A
Mark to market adjustment	(15,622)		(13,051)
Telos 1 Fair Value	$134,114		$195,836

Total notes payable - CLOs	$1,704,450		$1,785,207

(1)	Tranche A-2 Notes in Telos 6 have a fixed rate of 3.46% over the life of the CLO. This fixed rate exposure is partially hedged by a $60,000 interest rate swap with BNP Paribas.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015
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

The following table represents revenue and expenses of the consolidated CLOs included in the Company’s consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income:
Net realized and unrealized losses	$(8,593)	$(6,041)	$(23,261)	$(11,986)
Interest income	24,169	20,517	73,533	59,160
Total revenue	15,576	14,476	50,272	47,174
Expenses:
Interest expense	16,504	11,306	47,255	31,646
Other expense	495	434	1,782	1,078
Total expense	16,999	11,740	49,037	32,724

Net (loss) income attributable to consolidated CLOs	$(1,423)	$2,736	$1,235	$14,450

As summarized in the table below, the application of the measurement alternative as prescribed by ASU 2014-13 (see Note 2) results in the consolidated net income summarized above to be equivalent to Tiptree’s own economic interests in the CLOs which are eliminated upon consolidation:

Economic interests:	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Distributions received and realized and unrealized gains and losses on the subordinated notes held by the Company, net	$(4,069)	$(120)	$(6,984)	$5,462
Management fee income	2,646	2,856	8,219	8,988
Total economic interests	$(1,423)	$2,736	$1,235	$14,450

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
Credit Default Swap Indices (CDX) are credit derivatives that reference multiple names through underlying baskets or portfolios of single name credit default swaps. The Company enters into these contracts as both a buyer of protection and seller of protection to manage the credit risk exposure of its investment portfolio. The Company is required to deposit cash collateral for these positions equal to an initial 2.25% of the notional amount of the sold protection side, subject to increase based on additional maintenance margin as a result of decreases in value. As of September 30, 2015, the total margin was $6,750.
Credit derivatives are included as a component of trading assets, at fair value, and are shown net of any right to reclaim cash collateral or obligation to return cash collateral.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015
(in thousands, except shares and per share data)

Foreign Currency Forward Contracts
Foreign currency forward contracts are used as a foreign currency hedge when an investor has an obligation to either make or take a foreign currency payment at some point in the future. If the date of the foreign currency payment and the last trading date of the foreign currency forwards contract are matched up, the investor has in effect "locked in" the exchange rate payment amount. The Company through its subsidiary Siena has entered into a foreign exchange forward contract to protect its position on their foreign loans receivable.
Interest Rate Lock Commitments
The Company enters into interest rate lock commitments (IRLCs) in connection with its mortgage banking activities to fund residential mortgage loans with certain terms at specified times in the future. IRLCs that relate to the origination of mortgage loans that will be classified as held-for-sale are considered derivative instruments under applicable accounting guidance. As such, these IRLCs are recorded at fair value with changes in fair value typically resulting in recognition of a gain when the Company enters into IRLCs. In estimating the fair value of an IRLC, the Company assigns a probability that the loan commitment will be exercised and the loan will be funded. The fair value of the commitments is derived from the fair value of related mortgage loans, net of estimated costs to complete. Outstanding IRLCs expose the Company to the risk that the price of the loans underlying the commitments might decline from inception of the rate lock to funding of the loan. To manage this risk, the Company utilizes forward delivery contracts and TBA mortgage backed securities to economically hedge the risk of potential changes in the value of the loans that would result from the commitments.

Forward Delivery Contracts

The Company enters into forward delivery contracts with investors to manage the interest rate risk associated with IRLCs and loans held for sale.

TBA Mortgage Backed Securities

The Company enters into to be announced (TBA) mortgage backed securities which facilitate hedging and funding by allowing the Company to prearrange prices for mortgages that are in the process of originating. The Company utilizes these hedging instruments for Agency (Fannie Mae and Freddie Mac) and FHA/VA (Ginnie Mae) eligible IRLCs and typically commit them to investors at prices higher than otherwise available.

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
The Company is party to six interest rate swaps in order to economically hedge interest rate risk associated with its real estate portfolio. All of these swaps have the same counterparty. These swaps are included as a component of trading liabilities at fair value on the Company’s consolidated balance sheet as of September 30, 2015 and December 31, 2014.
The following table summarizes the gross notional amount of derivatives:

	As of				As of
	September 30, 2015				December 31, 2014
	Notional Values				Notional Values
	Credit Risk	Interest Risk	Foreign Currency Risk	Total	Credit Risk	Interest Risk	Foreign Currency Risk	Total
Credit derivatives	$598,141	$—	$—	$598,141	$599,308	$—	$—	$599,308
Foreign currency forward contracts	—	—	706	706	—	—	—	—
Interest rate lock commitments	—	71,733	—	71,733	—	7,772	—	7,772
Forward delivery contracts	—	112,454	—	112,454	—	79,627	—	79,627
TBA mortgage backed securities	—	107,500	—	107,500	—	9,000	—	9,000
Interest rate swaps	—	43,988	—	43,988	—	43,988	—	43,988
Total	$598,141	$335,675	$706	$934,522	$599,308	$140,387	$—	$739,695

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015
(in thousands, except shares and per share data)

The following tables identify the fair value amounts of the Company’s stand-alone derivative instruments, categorized by primary underlying risk:

	As of
	September 30, 2015
	Asset Derivatives
	Credit risk	Interest rate risk	Foreign Currency Risk	Total
Credit derivatives	$10,193	$—	$—	$10,193
Foreign currency forward contracts	—	—	706	706
Interest rate lock commitments	—	2,364	—	2,364
Forward delivery contracts	—	766	—	766
TBA mortgage backed securities	—	85	—	85
Total	$10,193	$3,215	$706	$14,114

	Liability Derivatives
	Credit risk	Interest rate risk	Foreign Currency Risk	Total
Foreign currency forward contracts	$—	$—	$706	$706
Forward delivery contracts	—	137	—	137
TBA mortgage backed securities	—	501	—	501
Interest rate swaps	—	3,217	—	3,217
Total	$—	$3,855	$706	$4,561

	As of
	December 31, 2014
	Asset Derivatives
	Credit risk	Interest rate risk	Foreign Currency Risk	Total
Credit derivatives	$10,833	$—	$—	$10,833
Interest rate lock commitments	—	89	—	89
Forward delivery contracts	—	776	—	776
Total	$10,833	$865	$—	$11,698

	Liability Derivatives
	Credit risk	Interest rate risk	Foreign Currency Risk	Total
TBA mortgage backed securities	$—	$72	$—	$72
Interest rate swaps	—	2,913	—	2,913
Total	$—	$2,985	$—	$2,985

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015
(in thousands, except shares and per share data)

The following tables identify the unrealized gain/(loss) amounts, categorized by primary underlying risk, for the following periods:

Change in Unrealized (Depreciation)/Appreciation - Derivatives
	Three Months Ended September 30, 2015
	Credit risk	Interest rate risk	Total	Location in consolidated statements of operations
Credit derivatives	$(146)	$—	$(146)	Net credit derivative losses
Interest rate lock commitments	—	(119)	(119)	Net realized and unrealized gains on mortgage pipeline and associated hedging instruments
Forward delivery contracts		(319)	(319)	Net realized and unrealized gains on mortgage pipeline and associated hedging instruments
TBA mortgage backed securities	—	172	172	Net realized and unrealized gains on mortgage pipeline and associated hedging instruments
Interest rate swaps	$—	$(579)	$(579)	Net realized and unrealized gains on investments

	Three Months Ended September 30, 2014
	Credit risk	Interest rate risk	Total	Location in consolidated statements of operations
Credit derivatives	$(766)	$—	$(766)	Net credit derivative losses
Interest rate lock commitments	—	17	17	Net realized and unrealized gains on mortgage pipeline and associated hedging instruments
Forward delivery contracts	—	(302)	(302)	Net realized and unrealized gains on mortgage pipeline and associated hedging instruments
TBA mortgage backed securities	—	(7)	(7)	Net realized and unrealized gains on mortgage pipeline and associated hedging instruments
Interest rate swaps	$—	$212	$212	Net realized and unrealized gains on investments

	Nine Months Ended September 30, 2015
	Credit risk	Interest rate risk	Total	Location in consolidated statements of operations
Credit derivatives	$(640)	$—	$(640)	Net credit derivative losses
Interest rate lock commitments	—	(7)	(7)	Net realized and unrealized gains on mortgage pipeline and associated hedging instruments
Forward delivery contracts	—	162	162	Net realized and unrealized gains on mortgage pipeline and associated hedging instruments
TBA mortgage backed securities	—	298	298	Net realized and unrealized gains on mortgage pipeline and associated hedging instruments
Interest rate swaps	$—	$(695)	$(695)	Net realized and unrealized gains on investments

	Nine Months Ended September 30, 2014
	Credit risk	Interest rate risk	Total	Location in consolidated statements of operations
Credit derivatives	$(642)	$—	$(642)	Net credit derivative loss
Interest rate lock commitments	—	24	24	Net realized and unrealized gains on mortgage pipeline and associated hedging instruments
Forward delivery contracts	—	(103)	(103)	Net realized and unrealized gains on mortgage pipeline and associated hedging instruments
TBA mortgage backed securities	—	(23)	(23)	Net realized and unrealized gains on mortgage pipeline and associated hedging instruments
Interest rate swaps	$—	$(512)	$(512)	Net realized and unrealized gains on investments

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015
(in thousands, except shares and per share data)

The Company nets the credit derivative assets and liabilities as these credit derivatives are subject to legally enforceable netting arrangements with the same party. There are no derivative instruments subject to a netting agreement for which we are not currently netting. The following table present derivative instruments that are subject to offset by a master netting agreement:

	As of
	September 30, 2015	December 31, 2014
Derivatives subject to netting arrangements:
Credit default swap indices sold protection	$41,982	$52,513
Credit default swap indices bought protection	(30,262)	(40,147)
Gross assets recognized	11,720	12,366
Collateral payable	(1,632)	(1,632)
Net assets recognized	$10,088	$10,734
Net Credit Derivative Revenue/(Loss)
Below is a table identifying the components of the net credit derivative revenue/(loss) as shown on the Company’s Consolidated Statements of Operations for following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Realized/unrealized (loss)/gain	$(146)	$(766)	$(640)	$(1,779)
Premium income	4,052	2,552	11,300	2,996
Premium (expense)	(4,072)	(2,572)	(11,360)	(3,524)
Net credit derivative (loss)	$(166)	$(786)	$(700)	$(2,307)

Derivatives designated as cash flow hedging instruments

Fortegra has an interest rate swap with a counterparty pursuant to which Fortegra swapped the floating rate portion of its outstanding preferred trust securities to a fixed rate. This swap is designated as a cash flow hedge and expires in June 2017.

As of September 30, 2015, the notional amount of this instrument was $35,000, with a fair value of $(1,690), an unrealized gain net of tax of $400, a variable rate of interest of 0.34% and a fixed rate of 3.47%.

For the nine months ended September 30, 2015, the pretax loss recognized in accumulated other comprehensive income (AOCI) on the derivative-effective portion was $456, with a pretax loss reclassified from AOCI into income-effective portion of $848. The amount estimated to be reclassified to earnings from AOCI during the next 12 months is $1,056. These net losses reclassified into earnings are primarily expected to increase net interest expense related to the respective hedged item.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015
(in thousands, except shares and per share data)

(15) Debt

The following table summarizes the balance of the Company’s debt holdings excluding notes payable of consolidated CLOs at (See Note 13—CLOs and Consolidated Variable Interest Entities, for notes payable of the consolidated CLOs):

	Maximum Borrowing Capacity as of September 30, 2015	As of
		September 30, 2015	December 31, 2014
Operating Company:
CLO warehouse borrowing	$306,250	$71,900	$—
Secured credit agreement	125,000	46,000	47,500
Original issue discount on secured credit agreement		(619)	(743)
Subtotal Operating Company		117,281	46,757

Fortegra:
Secured credit agreement- revolving credit facility	90,000	49,500	60,000
Secured credit agreement- term loan	46,250	46,250	50,000
Revolving line of credit	15,000	9,425	7,649
Preferred trust securities	35,000	35,000	35,000
Subtotal Fortegra		140,175	152,649

Luxury:
Mortgage warehouse borrowing	92,500	59,281	27,406
Preferred notes payable	1,688	1,688	1,688
Mortgage borrowing	719	719	734
Subtotal Luxury		61,688	29,828

Reliance:
Mortgage warehouse borrowing	50,000	39,612	—

Siena:
Revolving line of credit	75,000	43,550	25,700
Subordinated debt	3,500	3,500	—
Subtotal Siena		47,050	25,700

Care:
Mortgage borrowings	169,836	166,534	108,229
Unamortized (discount)/premium on mortgage borrowings		51	36
Subtotal Care		166,585	108,265

Telos Credit Opportunities Fund, L.P.:
Secured credit agreement	125,000	53,100	—

Total debt outstanding		$625,491	$363,199
The table below presents the amount of interest expense the Company incurred on its debt for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest expense	$6,097	$2,791	$17,151	$7,691

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015
(in thousands, except shares and per share data)

The following table present the future maturities of the Company’s long-term debt (excluding original issue discount on credit facility, unamortized (discount)/premium on mortgage borrowings and preferred notes payable) as of:

September 30, 2015
Remainder of 2015	$66,615
2016	96,576
2017	81,919
2018	50,499
2019	105,216
Thereafter	223,546
Total	$624,371

The long-term debt of Tiptree’s subsidiaries are discussed below:

Operating Company
Senior Credit Agreement - Fortress

On September 18, 2013, Operating Company entered into a Credit Agreement with Fortress and borrowed $50,000 thereunder, with an associated original issue discount of $1,000, which is being amortized over the term of the agreement. The Credit Agreement allows Operating Company to borrow additional amounts up to a maximum aggregate of $125,000, subject to satisfaction of certain customary conditions. The obligations of Operating Company under the Credit Agreement are secured by liens on substantially all of the assets of Operating Company. The principal of, and all accrued and unpaid interest on, all loans under the Credit Agreement become immediately due and payable on September 18, 2018. Loans under the Credit Agreement bear interest at a variable rate per annum equal to one-month LIBOR (with a minimum LIBOR of 1.25%), plus a margin of 6.50% per annum. The weighted average rate paid for the nine months ended September 30, 2015 was 7.75%. The principal amounts of the loan is to be repaid in quarterly installments, the amount of which may be adjusted based on the Net Leverage Ratio (as defined in the Credit Agreement) at the end of each fiscal quarter.
The Company is obligated to pay interest on a monthly basis and has incurred interest expense of $3,596 and $2,880 for nine months ended September 30, 2015 and 2014, respectively. The remaining amortization of the original issue discount totaled $593 and $793 for the nine months ended September 30, 2015 and 2014, respectively.
On January 26, 2015, Tiptree entered into the Amendment to its existing Credit Agreement with Fortress providing for additional term loans in an aggregate principal amount of $25,000 to Tiptree. Tiptree was required to repay and did repay $25,000 of all the aggregate outstanding additional term loans under the Fortress credit agreement upon the closing of the PFG sale on June 30, 2015.
The Company capitalized an aggregate of approximately $1,456 of costs associated with both the original transaction and the amendment discussed in the preceding paragraph. The Company is amortizing the costs over the life of the facility. The Company recorded approximately $375 and $191 of expense for the nine months ended September 30, 2015 and 2014, respectively, related to these capitalized costs.
Also included in debt are any warehouse lines outstanding associated with the Company’s CLOs. As of September 30, 2015 there was $71,900 outstanding for Telos 7.
Operating Company believes it was in compliance with all of the financial covenants contained in the Credit Agreement as of September 30, 2015.

Fortegra
Secured Credit Agreement - Wells Fargo Bank, N.A.

On December 4, 2014, Fortegra entered into an amended and restated $140,000 secured credit agreement (the Credit Agreement) among: (i) Fortegra and its wholly owned subsidiary LOTS Intermediate Co. (LOTS), as borrowers (Fortegra and LOTS, collectively, the Borrowers); (ii) the initial lenders named therein; and (iii) Wells Fargo Bank, National Association, as administrative agent, swingline lender, and issuing lender. The Credit Agreement provides for a $50,000 term loan facility and a $90,000 revolving credit facility. Subject to earlier termination, the Credit Agreement terminates on December 4, 2019. The

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015
(in thousands, except shares and per share data)

weighted average rate paid for the nine months ended September 30, 2015 was 3.19%. The Borrowers are required to repay the aggregate outstanding principal amount of the initial $50,000 term loan facility in consecutive quarterly installments of $1,250 that commenced on March 2015.

Fortegra believes it was in compliance with the covenants required by the respective Credit Agreement in effect at September 30, 2015.

Revolving Line of Credit - Synovus Bank

Fortegra has a $15,000 revolving line of credit agreement (the Line of Credit) with Synovus Bank, entered into on October 9, 2013, with a maturity date of April 30, 2017.  The Line of Credit bears interest at a rate of 300 basis points plus 90-day LIBOR, and is available specifically for the South Bay premium financing product. The weighted average rate paid for the nine months ended September 30, 2015 was 3.28%.

At September 30, 2015, Fortegra believes it was in compliance with the covenants required by the Line of Credit.

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

Luxury
Mortgage Warehouse Borrowing

As of September 30, 2015, Luxury has three separate warehouse lines of credit in place and the total maximum aggregate amount Luxury may borrow on these three warehouse lines of credit is $92,500. The credit agreements pay a floating rate of LIBOR plus 2.75% (with a minimum LIBOR of 3.00%). Luxury’s three credit agreements contain customary financial covenants that require, among other items, minimum amounts of tangible net worth, profitability, maximum indebtedness ratios, and minimum liquid assets. As of September 30, 2015, Luxury believes it was in compliance with financial covenants.

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

Reliance

As of September 30, 2015, Reliance has a warehouse line of credit with a maximum aggregate borrowing amount of $50,000. The credit agreement, with Citibank, is collateralized by specific mortgage loans held for sale and pays a rate of one - month Libor plus margin. For the nine months ended September 30, 2015, the Company utilized approximately $39,612 of this line of credit.
In addition to the Citibank line of credit, a subsidiary of Tiptree entered into a warehouse credit facility with Reliance pursuant to which Tiptree may provide up to $20,000 to Reliance for the purpose of originating mortgage loans. As of the date of this report, no amounts are outstanding under this warehouse credit facility.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015
(in thousands, except shares and per share data)

Siena

Revolving line of credit - Wells Fargo Bank

On July 25, 2013 Siena established a revolving line of credit with Wells Fargo Bank. As of September 30, 2015, this revolving line is for $75,000 with an interest rate of LIBOR plus 225 basis points and a maturity date of October 17, 2019.

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

Care

Mortgage borrowings

The three separate loans (each, a Greenfield VA Lease Loan and, collectively, the Greenfield VA Lease Loans) with KeyCorp Real Estate Capital Markets, Inc. (KeyCorp) have an aggregate balance of $14,868 as of September 30, 2015. The Greenfield VA Lease Loans bear interest at a fixed rate of 4.76%, amortize over a thirty-year period, provide for monthly interest and principal payments and mature on May 1, 2022. The Greenfield VA Lease Loans are secured by separate cross-collateralized, cross-defaulted first priority deeds of trust on each of the Greenfield VA Lease properties. As of September 30, 2015, management believes Care is in compliance with the representations and covenants for this loan transaction.

The two separate loans from Liberty Bank for the Calamar Properties have an aggregate balance of $17,433 as of September 30, 2015. Both of these loans amortize over a thirty year period at a weighted average fixed rate of 4.21%. These loans are secured by separate first priority mortgages on each of the properties. As of September 30, 2015, management believes Care is in compliance with the representations and covenants for this loan transaction.

The two separate loans from First Niagara Bank for the Terraces Portfolio have an aggregate balance of $15,379 as of September 30, 2015. Both of these loans amortize over a twenty-five year period at a floating rate of LIBOR plus 2.50%. These loans are secured by separate first priority mortgages on each of the properties. As of September 30, 2015, management believes Care is in compliance with the representations and covenants for this loan transaction.

The two separate loans from First Niagara Bank for the Heritage Portfolio have an aggregate balance of $31,640 as of September 30, 2015. Both of these loans amortize over a twenty-five year period at a floating rate of LIBOR plus 2.75%. These loans are secured by separate first priority mortgages on each of the properties. As of September 30, 2015, management believes Care is in compliance with the representations and covenants for this loan transaction.

The loan with Synovus Bank for the Greenfield Portfolio - JV has an aggregate balance of $22,542 as of September 30, 2015. The loan includes 36 months of interest only payments and amortizes over a thirty year period at a floating rate of LIBOR plus 3.20%. The loan is secured by first priority mortgages on each of the properties. As of September 30, 2015, management believes Care is in compliance with the representations and covenants for this loan transaction.

The HUD loan from Red Mortgage Capital for the additional Heritage Portfolio seniors housing community has an aggregate balance of $5,974 as of September 30, 2015. The loan amortizes over a thirty year period at a fixed rate of 4.72%. The loan is secured by a first priority mortgage on the property. As of September 30, 2015, management believes Care is in compliance with the representations and covenants for this loan transaction.

Effective February 9, 2015, in connection with Care and Royal’s joint venture acquisition of five seniors housing communities, the joint venture entered into a $22,500, five year loan (subject to a holdback). The agreement includes 36 months of interest only payments and a $2,000 commitment which will be available to be drawn on between February 9, 2016 and February 9, 2019, subject to certain conditions. As of September 30, 2015, the loan had an aggregate balance of $19,998. As of September 30, 2015, management believes Care is in compliance with the representations and covenants for this loan transaction.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015
(in thousands, except shares and per share data)

Effective March 30, 2015, affiliates of Care secured a $39,500, 10 year loan (subject to a holdback), in connection with its acquisition of six seniors housing communities. As of September 30, 2015, the loan had an aggregate balance of $38,700. As of September 30, 2015, management believes Care is in compliance with the representations and covenants for this loan transaction.

Telos Credit Opportunities Fund
On May 5, 2015, a subsidiary of Telos Credit Opportunities Fund, L.P. (Telos Credit Opportunities), a leveraged loan fund in which Tiptree is the sole investor and which is managed by Tiptree’s Telos Asset Management LLC subsidiary, entered into an asset based secured credit facility of up to $125,000 with Capital One, N.A. as administrative agent and the lenders party thereto. The credit agreement has a maturity date of May 5, 2020. As of September 30, 2015, $53,100 was outstanding under the credit agreement with a weighted average interest rate of 2.69% for the period ended September 30, 2015.
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

(16) Commitments and Contingencies

Contractual Obligations

The table below summarizes the Company’s contractual obligations by period that payments are due:

	As of
	September 30, 2015
	Less than one year	1-3 years	3-5 years	More than 5 years	Total
Operating lease obligations (1)	$5,391	$9,020	$5,791	$2,577	$22,779
Total	$5,391	$9,020	$5,791	$2,577	$22,779
(1) Minimum rental obligations for Tiptree, Care, MFCA, Siena, Luxury and Fortegra office leases. For the nine months ended September 30, 2015 and 2014, rent expense for the Company’s office leases were $4,108 and $1,838, respectively.

In addition, Tiptree’s subsidiary Siena issues standby letters of credit for credit enhancements that are required by their borrower’s respective businesses. As of September 30, 2015, there was $2,669 outstanding relating to these letters of credit.
See Note 15—Debt, for information regarding the Company’s debt obligations.
Litigation
Tiptree’s Fortegra subsidiary is a defendant in Mullins v. Southern Financial Life Insurance Co., which was filed on February 2, 2006, in the Pike Circuit Court, in the Commonwealth of Kentucky. A class was certified on June 25, 2010. At issue is the duration or term of coverage under certain policies. The action alleges violations of the Consumer Protection Act and certain insurance statutes, as well as common law fraud. The action seeks compensatory and punitive damages, attorney fees and interest. Plaintiffs filed a Motion for Sanctions on April 5, 2012 in connection with Fortegra's efforts to locate and gather certificates and other documents from Fortegra's agents. While the court did not award sanctions, it did order Fortegra to subpoena certain records from its agents. Although Fortegra appealed the order on numerous grounds, the Kentucky Supreme Court ultimately denied the appeal in April 2014. Consequently, Fortegra has retained a special master to facilitate the collection of certificates and other documents from Fortegra's agents. On January 29, 2015, the trial court issued an Order denying Fortegra’s motion to decertify the class, which Fortegra has appealed. On July 8, 2015, the Kentucky Court of Appeals dismissed Fortegra’s appeal, on the grounds that the court lacked subject-matter jurisdiction. No trial or hearings are currently scheduled.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015
(in thousands, except shares and per share data)

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

(17) Fair Value of Financial Instruments

The following tables present the fair values and carrying values of the Company’s financial assets and liabilities, including the balances associated with the consolidated CLOs, measured on a recurring basis and the associated fair value hierarchy amounts:

		As of September 30, 2015
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value	Carrying value
Assets:
Trading assets:
Equity securities	$—	$—	$8,941	$8,941	$8,941
Tax exempt securities	—	8,251	1,836	10,087	10,087
CLO	—	—	675	675	675
Total trading securities	—	8,251	11,452	19,703	19,703

Derivative assets:
Forward delivery contracts	—	—	766	766	766
Interest rate lock commitments	—	—	2,364	2,364	2,364
TBA – mortgage backed securities	—	85	—	85	85
Credit derivatives	—	10,193	—	10,193	10,193
Foreign currency forward contracts	—	706	—	706	706
Total derivative assets	—	10,984	3,130	14,114	14,114

Total trading assets	—	19,235	14,582	33,817	33,817

Available for sale securities:
Equity securities	5,952	—	48	6,000	6,000
U.S. Treasury securities and U.S. government agencies	—	63,880	—	63,880	63,880
Obligations of state and political subdivisions	—	46,413	—	46,413	46,413
Obligations of foreign governments	—	2,885	—	2,885	2,885
Certificates of deposit	891	—	—	891	891
Asset backed securities	—	1,539	—	1,539	1,539
Corporate bonds	—	70,779	—	70,779	70,779
Total available for sale securities	6,843	185,496	48	192,387	192,387

Mortgage loans held for sale	—	108,969	—	108,969	108,969
Investments in loans, at fair value	—	145,656	103,268	248,924	248,924

Financial instruments included in assets of consolidated CLOs:
Equity securities	—	380	5,557	5,937	5,937
Interest rate swaps	—	1,204	—	1,204	1,204
Investments in loans, at fair value	—	1,245,166	444,116	1,689,282	1,689,282
Total financial instruments included in assets of consolidated CLOs	—	1,246,750	449,673	1,696,423	1,696,423

Total	$6,843	$1,706,106	$567,571	$2,280,520	$2,280,520

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015
(in thousands, except shares and per share data)

		As of September 30, 2015
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value	Carrying value
Liabilities:
Trading liabilities:
U.S. Treasury securities	$—	$20,041	$—	$20,041	$20,041
Total trading securities	$—	$20,041	$—	$20,041	$20,041

Derivative liabilities:
Interest rate swaps	—	3,217	—	3,217	3,217
Forward delivery contracts	—	123	14	137	137
TBA-mortgage backed securities	—	501	—	501	501
Foreign currency forward contracts	—	706	—	706	706
Total derivative liabilities	—	4,547	14	4,561	4,561

Total trading liabilities	—	24,588	14	24,602	24,602

Contingent consideration payable	—	—	2,000	2,000	2,000

Financial instruments included in liabilities of consolidated CLOs:
Notes payable of CLOs	—	—	1,704,450	1,704,450	1,704,450
Total financial instruments included in liabilities of consolidated CLOs	—	—	1,704,450	1,704,450	1,704,450

Total	$—	$24,588	$1,706,464	$1,731,052	$1,731,052

		As of December 31, 2014
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value	Carrying value
Assets:
Trading assets:
Equity securities	$—	$—	$4,171	$4,171	$4,171
Tax exempt securities	—	11,230	2,011	13,241	13,241
CDO	—	—	180	180	180
CLO	—	—	945	945	945
Total trading securities	—	11,230	7,307	18,537	18,537

Derivative assets:
Forward delivery contracts	—	—	776	776	776
Interest rate lock commitments	—	—	89	89	89
Credit derivatives	—	10,833	—	10,833	10,833
Total derivative assets	—	10,833	865	11,698	11,698

Total trading assets	—	22,063	8,172	30,235	30,235

Available for sale securities:
Equity securities	6,003	—	1,047	7,050	7,050
U.S. Treasury securities and U.S. government agencies	—	58,239	—	58,239	58,239
Obligations of state and political subdivisions	—	35,872	—	35,872	35,872
Obligations of foreign governments	—	1,620	—	1,620	1,620
Certificates of deposit	871	—	—	871	871
Corporate bonds	—	67,476	—	67,476	67,476
Total available for sale securities	6,874	163,207	1,047	171,128	171,128

Mortgage loans held for sale	—	28,661	—	28,661	28,661
Investments in loans, at fair value	—	154	2,447	2,601	2,601

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015
(in thousands, except shares and per share data)

		As of December 31, 2014
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value	Carrying value

Financial instruments included in assets of consolidated CLOs:
Equity securities	—	91	3,012	3,103	3,103
Investments in CLOs and CDOs	—	—	18,755	18,755	18,755
Investments in loans, at fair value	—	1,248,161	555,044	1,803,205	1,803,205
Total financial instruments included in assets of consolidated CLOs	—	1,248,252	576,811	1,825,063	1,825,063

Financial instruments included in assets held for sale:
Available for sale securities	100	17,309	—	17,409	17,409
Separate account assets	292,398	735,528	3,771,503	4,799,429	4,799,429
Total financial instruments included in assets held for sale	292,498	752,837	3,771,503	4,816,838	4,816,838

Total	$299,372	$2,215,174	$4,359,980	$6,874,526	$6,874,526

Liabilities:
Trading liabilities:
U.S. Treasury securities	$—	$19,660	$—	$19,660	$19,660
Total trading securities	—	19,660	—	19,660	19,660

Derivative liabilities:
Interest rate swaps	—	2,913	—	2,913	2,913
TBA-mortgage backed securities	—	72	—	72	72
Total derivative liabilities	—	2,985	—	2,985	2,985

Total trading liabilities	—	22,645	—	22,645	22,645

Financial instruments included in liabilities of consolidated CLOs:
Interest rate swaps	—	126	—	126	126
Notes payable of CLOs	—	—	1,785,207	1,785,207	1,785,207
Total financial instruments included in liabilities of consolidated CLOs	—	126	1,785,207	1,785,333	1,785,333

Total	$—	$22,771	$1,785,207	$1,807,978	$1,807,978
NPLs converted to REOs were measured at fair value on a non-recurring basis during the nine months ended September 30, 2015 (the Company did not have investments in REO status in prior year period). The carrying value of REOs at September 30, 2015 was $817.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015
(in thousands, except shares and per share data)

The following table represents additional information about assets that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value for the following periods:

	2015			2014
	Non-CLO assets	CLO assets	Assets held for sale	Non-CLO assets	CLO assets	Assets held for sale
Balance at January 1,	$11,577	$576,811	$3,771,458	$5,231	$49,910	$3,833,401
Net realized gains/(losses)	6,597	(1,482)	—	—	1,482	—
Net unrealized gains/(losses)	784	2,041	—	293	(379)	—
Purchases	4,771	23,423	141,292	—	3,747	93,013
Sales	(140)	(103,178)	(193,312)	(1,991)	(62,636)	(130,932)
Issuances	1	1,272	—	4	1,288	—
Transfers into Level 3 (1)	36,039	147,008	—	64,572	528,753	—
Transfers (out of) Level 3 (1)	(7,837)	(211,039)	—	(37,223)	(94,760)	(287)
Attributable to policyowner	—	—	55,048	—	—	126,608
Disposition of assets held for sale	—	—	(3,774,486)	—	—	—
Balance at June 30,	$51,792	$434,856	$—	$30,886	$427,405	$3,921,803
Net realized gains/(losses)	4,872	1,675	—	—	400	—
Net unrealized gains/(losses)	(107)	(11,292)	—	28	(1,917)	—
Purchases	32,463	1,031	—	999	1,576	38,780
Sales	(1,297)	(26,803)	—	(92)	(54,414)	(489,816)
Issuances	1	227	—	5	687	—
Transfer into Level 3 (1)	35,508	46,466	—	45,457	124,067	—
Transfer adjustments (out of) Level 3 (1)	(4,517)	3,513	—	(6,474)	(89,897)	—
Attributable to policyowner	—	—	—	—	—	105,665
Conversion to real estate owned	(817)	—	—	—	—	—
Balance at September 30,	$117,898	$449,673	$—	$70,809	$407,907	$3,576,432

Changes in unrealized gains included in earnings related to assets still held at period end	$162	$(1,767)	$—	$465	$(379)	$—

(1) All transfers are deemed to occur at end of period.

For the nine months ended September 30, 2015, non-CLO assets of $71,547 were transferred from Level 2 to Level 3 and $12,354 were transferred from Level 3 to Level 2. These transfers were primarily due to the limited depth underlying the prices of corporate loans as well as changes to the depth supporting those prices at different measurement dates. There were no transfers between Level 1 and Level 2.

For the nine months ended September 30, 2015, CLO assets of $193,474 were transferred from Level 2 to Level 3 and $207,526 were transferred from Level 3 to Level 2. These transfers were primarily due to the limited depth underlying the prices of corporate loans as well as changes to the depth supporting those prices at different measurement dates. There were no transfers between Level 1 and Level 2.

For the nine months ended September 30, 2014, non-CLO assets of $110,029 were transferred from Level 2 to Level 3. These transfers were primarily due to tax exempt securities, as well as the limited depth underlying the prices of corporate loans as well as changes to the depth supporting those prices at different measurement dates. There were no transfers between Level 1 and Level 2.

For the nine months ended September 30, 2014, non-CLO assets of $43,697 were transferred from Level 3 to Level 2. These transfers were primarily due to the limited depth underlying the prices of corporate loans as well as changes to the depth supporting those prices at different measurement dates. There were no transfers between Level 1 and Level 2.

For the nine months ended September 30, 2014, CLO assets of $652,820 were transferred from Level 2 to Level 3 and $184,657 were transferred from Level 3 to Level 2. These transfers were primarily due to the limited depth underlying the prices of

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015
(in thousands, except shares and per share data)

corporate loans as well as changes to the depth supporting those prices at different measurement dates. There were no transfers between Level 1 and Level 2.

For the nine months ended September 30, 2014, assets held for sale of $287 were transferred from Level 3 to Level 2. These transfers were primarily due to the limited depth underlying the prices of corporate loans as well as changes to the depth supporting those prices at different measurement dates. There were no transfers between Level 1 and Level 2.

The following table represents additional information about liabilities that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value for the following periods.

	2015			2014
	Non-CLO Liabilities	CLO Liabilities	Liabilities held for sale	Non-CLO Liabilities	CLO Liabilities	Liabilities held for sale
Balance at January 1,	$—	$1,785,207	$3,771,458	$—	$1,314,870	$3,833,401
Net realized gains/(losses)	—	—	—	—	12,436	—
Net unrealized gains/(losses)	—	26,111	—	—	(7,849)	—
Purchases	—	—	141,292	—	—	93,013
Sales	—	—	(193,312)	—	—	(130,932)
Issuances	—	39,728	—	—	383,249	—
Dispositions	—	(61,824)	—	—	(101,229)	—
Transfer adjustments (out of) Level 3	—	—	—	—	—	(287)
Attributable to policyowner	—	—	55,048	—	—	126,608
Disposition of liabilities held for sale	—	—	(3,774,486)	—	—	—
Balance at June 30,	$—	$1,789,222	$—	$—	$1,601,477	$3,921,803
Net realized gains/(losses)	1	—	—	—	10,169	—
Net unrealized gains/(losses)	—	(23,567)	—	—	(18,569)	—
Purchases	13	—	—	—	—	38,780
Sales	—	—	—	—	—	(489,816)
Dispositions	—	(61,205)	—	—	(86,483)	—
Attributable to policyowner	—	—	—	—	—	105,665
Balance at September 30,	$14	$1,704,450	$—	$—	$1,506,594	$3,576,432

Changes in unrealized gains included in earnings related to liabilities still held at period end	$—	$2,544	$—	$—	$(25,711)	$—

For the nine months ended September 30, 2014, liabilities held for sale of $287 were transferred from Level 3 to Level 2. These transfers were primarily due to the limited depth underlying the prices of corporate loans as well as changes to the depth supporting those prices at different measurement dates. There were no transfers between Level 1 and Level 2.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015
(in thousands, except shares and per share data)

ASC Topic 820, as amended by ASU 2011-04, requires disclosure of the following quantitative information about level 3 significant unobservable inputs used in fair valuation. Disclosure of this information is not required in circumstances where a valuation (unadjusted) is obtained from a third-party pricing service and the information regarding the unobservable inputs is not readily available to the Company.

	Fair Value as of				Actual or Range (Weighted average)
Assets (1)	September 30, 2015	December 31, 2014	Valuation Technique	Unobservable input(s)	September 30, 2015	December 31, 2014
Trading Assets:
Tax exempt security	$145	$199	Discounted cash flow	Short and long term cash flows	0.8388%	.58% - 33.32%
Tax exempt security	1,691	1,812	Market yield analysis	Yield to maturity	6.50%	6.0%
Certain derivative assets (2)	3,130	865	Internal model	Pull through rate-Actual	80.3%	80%
				Pull through rate-Range	55% - 95%	80%
NPLs	30,221	—	Various (3)	See table below	See table below	n/a
Total	$35,187	$2,876

(1) All other assets valued using unobservable inputs classified as Level 3 have not been provided as these are not readily available to the Company.

(2) Represents the net of IRLC assets and forward delivery contracts entered into by the specialty finance segment.

(3) The significant unobservable inputs used in the fair value measurement of our NPLs are discount rates, loan resolution timeline, and the value of underlying properties. Significant changes in any of these inputs in isolation could result in a significant change to the fair value measurement. A decline in the discount rate in isolation would increase the fair value. A decrease in the housing pricing index in isolation would decrease the fair value. Individual loan characteristics, such as location and value of underlying collateral, affect the loan resolution timeline. An increase in the loan resolution timeline in isolation would decrease the fair value. A decrease in the value of underlying properties in isolation would decrease the fair value.

The following table sets forth quantitative information about the significant unobservable inputs used to measure the fair value of our NPLs as of September 30, 2015 (the Company did not invest in NPLs in the prior year period):

Unobservable inputs	High	Low	Average(1)
Discount rate	38.6%	16.0%	20.9%
Loan resolution time-line (Years)	2.7	0.5	1.3
Value of underlying properties	$1,375	$40	$221
Holding costs	24.9%	5.4%	11.6%
Liquidation costs	36.4%	0.3%	5%
(1) Weighted based on value of underlying properties.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015
(in thousands, except shares and per share data)

	Fair Value as of				Actual or Range (Weighted average)
Liabilities (1)	September 30, 2015	December 31, 2014	Valuation Technique	Unobservable input(s)	September 30, 2015	December 31, 2014
Trading Liabilities:
Derivative liabilities	$14	$—	Internal model	Pull through rate-Actual	75.7%	n/a
				Pull through rate-Range	55% - 80%	n/a
Other Liabilities:
Contingent consideration payable	$2,000	$—	Internal model	EBITDA	$4,443 - $5,380	n/a
				Book value growth rate	5%	n/a
				Asset volatility	4% - 26%	n/a
				Adjusted EBITDA growth	0.4% - 42.7%	n/a
Total	$2,014	$—

(1) All other liabilities valued using unobservable inputs classified as Level 3 have not been provided as these are not readily available to the Company.

The following tables show the fair values and carrying values of the Company’s financial assets and liabilities and the fair value hierarchy level(s) associated with these assets and liabilities:

	As of September 30, 2015
	Level within Fair Value Hierarchy	Fair Value	Carrying Value
Assets:
Cash and cash equivalents-unrestricted	1	$98,737	$98,737
Cash and cash equivalents-restricted	1	34,004	34,004
Trading assets	2,3	33,817	33,817
Available for sale securities	1,2,3	192,387	192,387
Mortgage loans held for sale	2	108,969	108,969
Investments in loans, at fair value	2,3	248,924	248,924
Loans owned	2	57,395	57,395
Notes receivable, net	2	21,534	23,020
Accounts and premiums receivable, net	2	61,374	61,374
Reinsurance receivables	1,2	332,349	332,349
Other assets (1)	1,2	57,361	57,361
Assets of consolidated CLOs	1,2,3	1,766,036	1,766,036
Total Assets		$3,012,887	$3,014,373

Liabilities:
Trading liabilities	2	$24,602	$24,602
Debt	3	626,529	625,491
Contingent consideration payable	3	2,000	2,000
Liabilities of consolidated CLOs	2,3	1,725,241	1,725,241
Total Liabilities		$2,378,372	$2,377,334
(1) Other assets include interest receivable, due from brokers, dealers, and trustees, and other receivables whose carrying values approximate fair value.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015
(in thousands, except shares and per share data)

	As of December 31, 2014
	Level within Fair Value Hierarchy	Fair Value	Carrying Value
Assets:
Cash and cash equivalents-unrestricted	1	$52,987	$52,987
Cash and cash equivalents-restricted	1	28,045	28,045
Trading assets	2,3	30,235	30,235
Available for sale securities	1,2,3	171,128	171,128
Mortgage loans held for sale	2	28,661	28,661
Investments in loans, at fair value	2,3	2,601	2,601
Loans owned	2	36,095	36,095
Notes receivable, net	2	21,916	21,916
Accounts and premiums receivable, net	2	39,666	39,666
Reinsurance receivable	2	264,776	264,776
Other receivables	2	36,068	36,068
Assets of consolidated CLOs	1,2,3	1,978,094	1,978,094
Assets held for sale	1,2,3	5,129,745	5,129,745
Total Assets		$7,820,017	$7,820,017

Liabilities:
Trading liabilities	2	$22,573	$22,573
Debt	3	364,756	363,199
Liabilities of consolidated CLOs	2,3	1,877,377	1,877,377
Liabilities of discontinued operations and held for sale	1,2,3	5,006,901	5,006,901
Total Liabilities		$7,271,607	$7,270,050

(18) Stockholders’ Equity

Tiptree’s authorized capital stock consists of 100,000,000 shares of preferred stock, $0.001 par value, 200,000,000 shares of Class A common stock, $0.001 par value, and 50,000,000 shares of Class B common stock, $0.001 par value. As of September 30, 2015 and December 31, 2014, no shares of preferred stock were issued and outstanding.

As of September 30, 2015 and December 31, 2014, there were 35,039,001 and 31,830,174 shares of Class A common stock issued and outstanding, respectively. As of September 30, 2015 and December 31, 2014, there were 8,055,364 and 9,770,367 shares of Class B common stock issued and outstanding, respectively.

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

For the three and the nine months ended September 30, 2015, the Company declared dividends of $0.025 and $0.075, respectively, per common share of Class A stock. For the three and the nine months ended September 30, 2014, the Company did not declare or pay any cash dividends.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015
(in thousands, except shares and per share data)

(19) Accumulated Other Comprehensive Income

The following table presents the activity in accumulated other comprehensive income/(loss) (AOCI), net of tax, for the following period:

	Unrealized gains/ (losses) on securities	Unrealized gains/(losses) on interest rate swap	Total
Balance at December 31, 2014	$(195)	$146	$(49)
Other comprehensive gain (loss) before reclassification	326	(298)	28
Amounts reclassified from AOCI	63	552	615
Period change	389	254	643
Balance at September 30, 2015	$194	$400	$594
The following table presents the reclassification adjustments out of AOCI included in net income and the impacted line items on the consolidated income statement for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
Components of AOCI	2015	2014	2015	2014	Affected line item in statement where net income is presented
Unrealized (losses) on available for sale securities	$(56)	$(17)	$(97)	$(31)	Net realized and unrealized gains (losses) on investments
Related tax benefit	20	6	34	11	Provision for income tax
Net of tax	$(36)	$(11)	$(63)	$(20)	Net change after tax

Unrealized (losses) on interest rate swap	$(284)	$—	$(848)	$—	Interest expense
Related tax benefit	99	—	296	—	Provision for income tax
Net of tax	$(185)	$—	$(552)	$—	Net change after tax

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

The Board adopted the Tiptree 2013 Omnibus Incentive Plan (2013 Equity Plan) on August 8, 2013. The general purpose of the 2013 Equity Plan is to attract, motivate and retain selected employees, consultants and directors for the Company, to provide them with incentives and rewards for superior performance and to better align their interests with the interests of the Company’s stockholders. As of September 30, 2015, 255,791 shares of immediately vested Class A common stock with an aggregate fair market value of $2,048 were issued to employees and persons providing services to the Company as incentive compensation under the 2013 Equity Plan. As of September 30, 2015, the number of shares of Tiptree’s Class A common stock available for award under the 2013 Equity Plan is 1,522,215 shares of Class A common stock. Unless otherwise extended by the Board, the 2013 Equity Plan terminates automatically on August 8, 2023, the tenth anniversary of its adoption by the Board.

Included in vested shares for 2015 are 6,580 shares surrendered to pay taxes on behalf of the employees with shares vesting. Immediately vested shares of common stock issued to the Company’s independent directors in respect to their annual retainer

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015
(in thousands, except shares and per share data)

fees have been issued under the 2013 Equity Plan. During the period ended September 30, 2015, the Company issued 15,268 immediately vested shares of Class A common stock with an aggregate fair value of $110 to the Company’s independent directors as part of their annual retainer.

The table below summarizes changes to the issuances under the Company’s 2013 Equity Plan for the following period:

Number of shares issued
Available for issuance as of December 31, 2014	1,793,274
Shares Issued	(271,059)
Available for issuance as of September 30, 2015	1,522,215
In June 2007, the Company adopted the Care Investment Trust Inc. Manager Equity Plan, which will automatically expire on the 10th anniversary of the date it was adopted. As of September 30, 2015, 134,629 common shares remain available for future issuances. No shares have been issued since March 30, 2012 from this plan.
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
The following table summarizes changes to the issuances of Restricted Stock Units under the Company’s 2007 and 2013 Equity Plan for the periods indicated:

Number of shares issuable in respect of RSUs
Unvested units as of December 31, 2014	38,625
Granted	122,261
Vested	(24,785)
Forfeited	—
Unvested units as of September 30, 2015	136,101
On January 5, 2015, the Company granted 81,500 shares to employees of the Company. The shares have a grant date fair value of $643 and will vest over a period of three years beginning on January 5, 2016.

On July 1, 2015, the Company granted 40,761 shares to an employee of the Company. The shares have a grant date fair value of $300 and will vest over a period of three years beginning on July 1, 2016.

As of September 30, 2015, the total unrecognized compensation cost related to restricted units granted was $488, which is expected to be recognized as compensation expense over a weighted average period of approximately two years.

Restricted stock unit expense was $90 and $57 for the three months ended September 30, 2015 and 2014, respectively. Restricted stock unit expense was $214 and $170 for the nine months ended September 30, 2015 and 2014, respectively. These expenses are included within payroll expense in the Consolidated Statements of Operations.

(21) Related Party Transactions

Tricadia Holdings, L.P.

On June 30, 2012, Tiptree Asset Management Company, LLC (TAMCO), Tiptree Financial Partners, L.P. (TFP) and Tricadia Holdings LP (Tricadia) entered into a transition services agreement in connection with the internalization of the management of Tiptree. Pursuant to this agreement, Tricadia provides TAMCO and its affiliates, including TFP, with the services of designated officers as well as certain back office, administrative, information technology, insurance, legal and accounting services. The transition services agreement was assigned to the Company in connection with the closing on July 1, 2013 of the transactions

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015
(in thousands, except shares and per share data)

pursuant to the contribution agreement by and between the Company, Operating Company and TFP, dated December 1, 2012 (Contribution Transactions). The Company pays Tricadia specified prices per service. The Company owed a total fee to Tricadia of $336 and $355 for the three months ended September 30, 2015 and 2014, respectively, and $1,010 and $1,016 for the nine months ended September 30, 2015 and 2014, respectively.
Mariner Investment Group LLC
TFP and Back Office Services Group, Inc. (BOSG) entered into an administrative services agreement on June 12, 2007 (Administrative Services Agreement), which was assigned to the Operating Company on July 1, 2013 in connection with the Contribution Transactions, under which BOSG provides the services of certain back office, administrative and accounting services to the Company. BOSG is an affiliate of Mariner Investment Group (Mariner). Under the Administrative Services Agreement, the Company pays BOSG a quarterly fee of 0.025% of the Company’s Net Assets, defined as the Company’s total assets less total liabilities, including accrued income and expense, calculated in accordance with GAAP. This fee totaled $99 and $103 for the three months ended September 30, 2015 and 2014, respectively, and $289 and $308 for the nine months ended September 30, 2015 and 2014, respectively. The Administrative Services Agreement has successive one year terms but may be terminated by the Company or BOSG upon 60 days prior notice.

(22) Concentration of Credit Risk

Counterparties

The Company is subject to certain inherent credit risks arising from its transactions involving counterparties to CDS, CDX and IRS positions.
As of September 30, 2015, the CDS and CDX positions have a notional amount of $2,356 and notional amount of $595,785 ($297,612 of sold protection and $298,173 of bought protection) and a fair value of $105 and $11,720. The counterparty for the CDS and CDX positions are Bank of America, N.A. and Morgan Stanley, respectively.
As of September 30, 2015, the IRS positions have an aggregate notional amount of $78,988 and a fair value of $(3,217). The counterparties for the IRS positions are First Niagara Bank and Wells Fargo Bank, N.A.
The Company’s policy is to monitor its market exposure and counterparty risk through the use of various credit exposure reporting and control procedures.
See Note 14—Derivative Financial Instruments and Hedging, for further details.

(23) Income Taxes

The total income tax expense of $2,829 and benefit of $1,365 for the three months ended September 30, 2015 and 2014, respectively, and total tax expense of $962 and benefit of $3,097 for the nine months ended September 30, 2015 and 2014, respectively, is reflected as a component of income / (loss) from continuing operations.

For the nine months ended September 30, 2015, the Company’s effective tax rate on income from continuing operations was equal to (24.4)%, which does not bear a customary relationship to statutory income tax rates. The tax rate for the nine months ended September 30, 2015 is lower than the U.S. statutory income tax rate of 35.0%, primarily due to taxes incurred at certain corporate subsidiaries that do not consolidate with the Company’s taxable income, tax losses generated at certain of our taxable subsidiaries which require a valuation allowance and do not generate an income tax benefit, and state income taxes incurred on a separate legal entity basis.

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

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015
(in thousands, except shares and per share data)

The following table presents a reconciliation of basic and diluted net income per common share for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net (loss) income from continuing operations	$(6,388)	$6,236	$(11,961)	$10,384
Less:
Net income from continuing operations attributable to non-controlling interests (1)	(1,835)	2,851	(3,706)	4,150
Net (loss) income from continuing operations available to Class A common shares	(4,553)	3,385	(8,255)	6,234

Discontinued operations, net	—	1,807	23,348	5,283
Less:
Net income from discontinued operations attributable to non-controlling interests (1)	—	907	5,663	3,567
Net income from discontinued operations available to Class A common shares	—	900	17,685	1,716

Net (loss) income available to Class A common shares	$(4,553)	$4,285	$9,430	$7,950

Basic:
(Loss) income from continuing operations	$(0.13)	$0.19	$(0.25)	$0.48
Income from discontinued operations	—	0.05	0.54	0.13
Net income available to Class A common shares	$(0.13)	$0.24	$0.29	$0.61

Diluted:
(Loss) income from continuing operations	$(0.13)	$0.19	$(0.25)	$0.48
Income from discontinued operations	—	0.05	0.54	0.13
Net income available to Class A common shares	$(0.13)	$0.24	$0.29	$0.61

Weighted average Class A common shares outstanding:
Basic	33,848,463	17,449,974	32,597,774	12,909,949
Diluted	33,848,463	17,449,974	32,597,774	12,909,949
(1) For the three months ended September 30, 2015, the total net income (loss) attributable to non-controlling interest was $(1,835), comprised of $(1,835) due to continuing operations and $0 attributable to discontinued operations. For the three months ended September 30, 2014, the total net income attributable to non-controlling interest was $3,758, comprised of $2,851 due to continuing operations and $907 attributable to discontinued operations.
For the nine months ended September 30, 2015, the total net income (loss) attributable to non-controlling interest was $1,957, comprised of $(3,706) due to continuing operations and $5,663 attributable to discontinued operations. For the nine months ended September 30, 2014, the total net income attributable to non-controlling interest was $7,717, comprised of $4,150 due to continuing operations and $3,567 attributable to discontinued operations.
(25) Subsequent Events

On October 19, 2015, the Company contributed an additional $5,000 to Telos 7.

On October 23, 2015, the Company purchased an additional $5,500 in pools of NPLs, bringing the Company’s total investment in NPLs to $36,100 as of the date of this report.

On November 12, 2015, the Company’s board of directors declared a quarterly cash dividend of $0.025 per share to Class A stockholders with a record date of November 23, 2015, and a payment date of November 30, 2015.

The Company has evaluated events that have occurred from September 30, 2015 through the date this Form 10-Q was filed, and except as already included in the notes to the consolidated financial statements, it believes that no events have occurred that would require recognition or additional disclosures in these consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to “Tiptree” or the “Company” mean Tiptree Operating Company, LLC (“Operating Company”) and its consolidated subsidiaries, together with the standalone net assets held by Tiptree Financial Inc. References to “Tiptree Financial” mean Tiptree Financial Inc.  Tiptree Financial is publicly traded and owns approximately 81% of Operating Company.

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

The Company currently operates in five reporting segments: insurance and insurance services, specialty finance, real estate, asset management, and corporate and other. See Note 6 —Operating Segment Data, in the notes to the accompanying consolidated financial statements for detailed information regarding our segments. Since different factors affect the financial condition and results of operation of each segment, the following is presented on both a consolidated and segment basis.

The Company has identified internal control deficiencies that in the aggregate resulted in a material weakness as of March 31, 2015 that have not been fully remediated and tested. See “Item 4. Controls and Procedures” below for more details.

Market Trends

Our results of operations are affected by a variety of factors including, but limited to, general economic conditions and the following trends and market conditions specific to our businesses.
Volatility of CLO Market and Subordinated Note Valuations
In the third quarter we experienced significant unrealized losses on our CLO subordinated notes which are marked to market.  The persistent outflows from loan funds as well as the weak secondary market for CLO liabilities has resulted in widening spreads in the primary CLO market and uncertainty surrounding the issuance of new CLOs.  Persistent loan fund outflows result in weaker secondary loan prices and concern over net asset values for CLO investors.  Additionally, the CLO investor base has grappled with higher levels of issuance that has exceeded investors full year allocations.  We expect this trend to continue until secondary loan prices stabilize and CLO investors are afforded incremental allocations.

The dealer marks that we receive for our CLO subordinated notes are a function of the trading levels for similar securities observed by the dealers and the results of cash flow analysis that the dealers perform.  Furthermore, the trading levels that the dealers observe are also a function of cash flow analysis performed by buyers and sellers, along with seller-specific liquidity issues.  The inputs used in the cash flow analysis have varying degrees of impact on CLO subordinated note valuation, with the assumptions related to default rate, loss severity and discount rate being the primary drivers.  Other assumptions commonly used in CLO subordinated note cash flow analysis include pricing and interest rates for reinvestments, recovery timing on defaults, and changes in interest rates.

Increases in default rates or loss severity assumptions, generally the result of opinions regarding either general or portfolio-specific economic conditions, result in lower projected future cash flows, while higher discount rate assumptions would result in a lower present value of those cash flows.  Increases in discount rates without a change in portfolio loss expectations would be an indication that dealers believe that the market clearing yield has increased thereby driving down the price.  In this situation, the current change in price would be offset in the future by the expectation that the yield on the subordinated notes will be higher than previously expected.

Given the sensitivity of the CLO credit related market factors, we can expect to experience some amount of volatility in the valuation of CLO subordinated notes going forward.

Expectation of Higher Interest Rates
The historically low interest rate environment in 2014 and the nine months ended September 30, 2015 has created strong demand for corporate loans and mortgages. In the third quarter of 2015, there has been increased expectation of increases in interest rates. An increase in interest rates could result in us having lower revenue or profitability. Demand for mortgages could be negatively impacted by rising interest rates but demand for mortgages is also driven by general economic conditions, home price appreciation and housing starts so a gradual increase in interest rates may or may not affect our mortgage origination volumes depending on trends in these other factors. We also use leverage to fund our operations so increases in interest rates could affect our existing floating rate borrowings or the cost or terms of new borrowings.
Increased CFPB Regulation and Enforcement Action
New rules governing the content and timing of mortgage loan disclosures to borrowers, commonly known as TILA-RESPA Integrated Disclosures (“TRID”), issued by the Consumer Financial Protection Bureau (“CFPB”) became effective on October 3, 2015. While we believe our mortgage subsidiaries have taken steps to effectively implement TRID, the complexities and inter-related nature of the TRID rules could result in delays in loan closings and therefore lower loan volumes in our mortgage origination business until any implementation issues are resolved.
While the CFPB does not have direct jurisdiction over insurance products, it is possible that regulatory actions taken by the CFPB may affect the sales practices related to these products and thereby potentially affect Fortegra’s business or the clients that it serves. In March 2015, the CFPB announced it is considering proposing rules under its unfair, deceptive and abusive acts and practices rulemaking authority relating to consumer installment loans, among other things. If and when implemented CFPB rules regarding consumer installment loans could adversely impact Fortegra’s volume of insurance products and services and cost structure. In addition, the CFPB’s enforcement actions and examinations have resulted in large refunds and civil penalties against financial institutions in connection with their marketing of payment protection and other products. Due to such regulatory actions, some lenders may reduce their sales and marketing of payment protection and other ancillary products, which may adversely affect Fortegra’s revenues.
Changes to consumer protection laws or changes in their interpretation may impede collection efforts in connection with our investments in non-performing residential mortgage loans securing single family properties (“NPL”), delaying and/or reducing our returns on these investments. The CFPB has specifically focused on servicing and foreclosure practices, especially as it relates to the servicing of delinquent loans. Many of these laws and regulations are focused on sub-prime borrowers and are intended to curtail or prohibit some industry standard practices. While we believe that our practices are in compliance with these changes and enhanced regulations, certain of our collections methods could be prohibited in the future, forcing us to revise our practices and implement more costly or less effective policies and procedures. Federal or state bankruptcy or debtor relief laws could offer additional protection to borrowers seeking bankruptcy protection, providing a court greater leeway to reduce or discharge amounts owed to us. As a result, some of these changes in laws and regulations could impact our expected returns and/or ability to recover some of our investment.
Pending Implementation of CLO Risk Retention Rules

The final rules implementing the credit risk retention requirements of the Dodd-Frank Act become effective beginning on December 24, 2016 with respect to CLOs (the “Risk Retention Rules”). The Risk Retention Rules generally require sponsors of asset-backed securities transactions or their affiliates to retain not less than 5% of the credit risk of the assets collateralizing asset-backed securities for the life of the vehicle. Historically, Tiptree has invested in the subordinated notes of CLOs managed by Telos, in some cases in amounts greater than 5%, but from time to time subsequently sold the subordinated notes to fund new vehicles that establish warehouse credit facilities in anticipation of launching new CLOs. After the effective date of the Risk Retention Rules, the new mandatory risk retention requirement for CLOs may result in us having to maintain our investment in CLOs that we manage at 5% of the outstanding certificates for the life of the securities, reducing the availability of capital that would otherwise be available for other uses. The Risk Retention Rules generally prohibit hedging the credit risk that is required to be retained. While the impact of the Risk Retention Rules on the loan securitization market and the leveraged loan market generally are uncertain, the Risk Retention Rules may impact our returns in the business, and thus our ability or desire to manage CLOs in the future. We are exploring multiple alternative structures for compliance with the Risk Retention Rules.
Significant Events in the Quarter

On July 1, 2015, the Company completed the acquisition of Reliance First Capital, LLC (“Reliance”), a retail mortgage originator, for $7.5 million, 1,625,000 shares of Class A common stock, $2.78 million in working capital adjustments and an earn-out provision over 3 years of up to 2 million Tiptree Class A shares. The results of our mortgage business, including Reliance, are reported in our specialty finance segment.

During the third quarter of 2015, we contributed an aggregate of $40 million to Telos 2015-7, Ltd. (“Telos 7”) which entered into a warehouse credit facility in anticipation of launching a new CLO. Until a CLO is launched, results of Telos 7 are included in our corporate and other segment. On October 19, 2015, the Company contributed an additional $5 million to Telos 7.

During the third quarter of 2015, the Company grew its principal investments in pools of NPLs with an additional investment of $20.9 million, bringing the Company’s total investment in NPLs at the end of the third quarter to $30.6 million. On October 23, 2015, the Company purchased an additional $5.5 million in NPLs, bringing the Company’s total investment in NPLs to $36.1 million as of the date of this report. Further details of the Company’s principal investments in NPLs are contained in the Corporate and other segment discussion.

On July 2, 2015, the Company and its Executive Chairman, Michael Barnes, completed a stock purchase plan that began on December 4, 2014. Under that plan, the Company and Mr. Barnes purchased an aggregate of $5 million of the Company’s Class A common stock. On August 18, 2015, the Company and Mr. Barnes commenced a new stock purchase plan to purchase up to an aggregate of $5 million of Tiptree Class A common stock. During the quarter, the Company and Mr. Barnes purchased an aggregate of 160,622 shares of Tiptree Class A common stock. For further details, see “Part II—Item 2. Unregistered Sales of Equity Securities and Use of Proceeds—Purchases of Equity Securities by the Issuer and Affiliated Purchasers.”

On September 4, 2015, Tiptree Financial issued an aggregate of 1,711,173 shares of Class A common stock to limited partners of Tiptree Financial Partners, L.P. (“TFP”) in exchange for an aggregate of 611,570 TFP partnership units in transactions exempt from registration under the Securities Act. TFP delivered to Tiptree Financial for cancellation one share of Class B common stock of Tiptree Financial for each share of Class A common stock issued. Following this issuance, as of September 30, 2015, Tiptree Financial owns, directly and indirectly, 81% of Operating Company. From July 1, 2014, the limited partners of TFP (other than Tiptree Financial itself) have been provided with the opportunity to exchange TFP partnership units for Tiptree Financial Class A common stock at a rate of 2.798 shares of Class A common stock per partnership unit. The percentage of TFP (and therefore Operating Company) owned by Tiptree Financial may increase in the future to the extent TFP’s limited partners continue to choose to exchange their limited partnership units of TFP for Class A common stock of Tiptree Financial.

Summary Consolidated Statements of Operations

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Total revenues	$119,089	$20,326	$306,278	$40,832

Total expenses	121,225	18,191	318,512	47,995

Net (loss) income attributable to consolidated CLOs	(1,423)	2,736	1,235	14,450

(Loss) income before taxes from continuing operations	(3,559)	4,871	(10,999)	7,287

Less: provision (benefit) for income taxes	2,829	(1,365)	962	(3,097)

Discontinued operations, net	—	1,807	23,348	5,283

Net (loss) income before non-controlling interests	(6,388)	8,043	11,387	15,667

Less: net (loss) income attributable to noncontrolling interests	(1,835)	3,758	1,957	7,717

Net (loss) income available to common stockholders	$(4,553)	$4,285	$9,430	$7,950
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

Summary adjusted EBITDA(1) (Unaudited)

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Adjusted EBITDA for continuing operations of the Company	$4,944	$7,588	$16,755	$15,853

Adjusted EBITDA for discontinued operations of the Company	$—	$7,434	$33,232	$21,118

Total Adjusted EBITDA of the Company	$4,944	$15,022	$49,987	$36,971

(1) For further information relating to the Company’s Adjusted EBITDA, including a reconciliation to GAAP net income, see“—Non-GAAP Financial Measures” below.

Key Drivers of Results of Operations

The Company had a net loss before taxes from continuing operations of $3.6 million for the three months ended September 30, 2015, which was a decrease of $8.4 million from the same period in 2014. The key drivers of pretax results from continuing operations were higher depreciation and amortization from new investment in real estate at Care, realized and unrealized losses on CLO subordinated note investments, lower distributions received on CLO subordinated notes due to sales of CLO subordinated notes in the second quarter of 2015, and higher corporate expenses associated with our effort to improve our controls and financial reporting infrastructure offset by improved profitability from the addition of Fortegra, growth in specialty finance volumes and margins, increased rental income in our real estate operations. In addition, in the three months ended September 30, 2014, there was a one-time gain of $7.9 million from the repayment of a loan to Care, which impacted the year over year comparison.

For the nine months ended September 30, 2015, the Company reported a net loss before taxes from continuing operations of $11.0 million, which was a decrease of $18.3 million from the same period in 2014. In addition to the factors listed above for the three months ended September 30, 2015, the nine month period also reflected the lower interest income from CLO warehouse facilities as compared to the year earlier period.

Discussion of the changes in revenues, expenses and net income is presented below and in more detail in our segment analysis.

Revenues

For the three months ended September 30, 2015, the Company reported revenues of $119.1 million, an increase of $98.8 million from the three months ended September 30, 2014. The primary driver of the increase in revenues was the addition of Fortegra. Other key drivers were the improvement in volume and margins at our specialty finance segment, including from the addition of Reliance, increased rental income from our real estate segment, offset in part by the elimination of the one-time gain mentioned above from the prior year period and the realized and unrealized losses on CLO subordinated note investments.

For the nine months ended September 30, 2015, the Company reported revenues of $306.3 million, an increase of $265.4 million. The primary and key drivers of the change in revenue year over year were the same as those for the three months ended September 30, 2015, partially offset by lower interest income from CLO warehouse facilities.

Expenses

For the three months ended September 30, 2015, the Company had expenses of $121.2 million, an increase of $103.0 million from the three months ended September 30, 2014. The primary driver of the increase in expenses was the addition of Fortegra. Other key drivers were higher payroll and commission expense due to higher volume overall in our specialty finance segment, including from the addition of Reliance, increased operating expenses and depreciation and amortization associated with our increased investments in our real estate segment, and increases in corporate payroll and professional expenses to improve our reporting and controls infrastructure.

For the nine months ended September 30, 2015, the Company reported expenses of $318.5 million, an increase of $270.5 million from the comparable nine month period in 2014. The primary and key drivers of the higher expense base during the nine months ended September 30, 2015 were the same as in the three months ended September 30, 2015.

Adjusted EBITDA for Continuing Operations

For the three months ended September 30, 2015, the Company reported adjusted EBITDA from continuing operations of $4.9 million, a decrease of $2.6 million from the year earlier period. The key drivers of the change in Adjusted EBITDA were the same as those which impacted our pretax income from continuing operations. The smaller decline versus that reported for pretax income from continuing operations was primarily driven by the elimination of the period over period changes attributable to increased depreciation and amortization at our real estate segment and the purchase accounting impacts of Fortegra.

For the nine months ended September 30, 2015, the Company reported adjusted EBITDA from continuing operations of $16.8 million, an increase of $0.9 million from the year earlier period. Similar to the three months ended September 30, 2015, the key drivers of the change were attributable to the same factors as impacted pretax income from continuing operations. The increase in adjusted EBITDA from continuing operations compared to the decline in pretax income from continuing operations is primarily related to the higher depreciation and amortization year over year due to the investments in our real estate business and the purchase accounting impacts of Fortegra.

Total Adjusted EBITDA

The Company reported total adjusted EBITDA for the three months ended September 30, 2015 of $4.9 million, a decline of $10.1 million from the three months ended September 30, 2014. The primary drivers of the decline in this metric were the same factors that impacted adjusted EBITDA from continuing operations combined with the impact of the loss of income from discontinued operations due to our sale of PFG at the end of the second quarter.

The Company reported total adjusted EBITDA for the nine months ended September 30, 2015 of $50.0 million, an increase of $13.0 million from the year earlier period. The primary drivers of the increase in this metric were the same factors that impacted adjusted EBITDA from continuing operations combined with the positive impact of the gain on sale offset by the loss of income from discontinued operations in the third quarter due to our sale of PFG at the end of the second quarter.

Income Before Non-Controlling Interests

The Company reported a net loss before non-controlling interests of $6.4 million in the three months ended September 30, 2015, a decline of $14.4 million from the three months ended September 30, 2014. The primary drivers of the year over year difference in the net loss before non-controlling interests, in addition to the factors which impact the year over year change from pre-tax income from continuing operations were the increase in the provision for income taxes and the impact of the loss of income from discontinued operations due to our sale of PFG at the end of the second quarter.

The Company reported net income before non-controlling interests of $11.4 million in the nine months ended September 30, 2015, a decline of $4.3 million from the year earlier period. The primary drivers of the year over year difference in the net loss before non-controlling interests in addition to the factors which impact the year over year change from pre-tax income from continuing operations were the increase in the provision for income taxes and the impact of the gain on sale and loss of income from discontinued operations due to our sale of PFG at the end of the second quarter.

Net Income/(Loss) Available to Class A Common Stockholders

The Company reported a net loss to common shareholders of $4.6 million in the three months ended September 30, 2015, a decline of $8.8 million from the three months ended September 30, 2014. For the nine months ended September 30, 2015, the Company reported net income of $9.4 million, an increase of $1.5 million from the year earlier comparable period. The key drivers of both period’s results were consistent with those that contributed to the differences in results before non-controlling interests, partially benefiting from the exchange of non-controlling interests for Tiptree Financial’s Class A shares during the respective periods. As of September 30, 2015, the Class A common stockholders were entitled, directly or indirectly, to approximately 81% of the net income of the Company, compared to approximately 25% as of September 30, 2014. For more information on the Company’s structure, see Note 1—Organization, in the accompanying consolidated financial statements.

Since we acquired Fortegra on December 4, 2014, the results of Fortegra are not reflected in our third quarter and nine month 2014 insurance and insurance services segment results. Since we acquired Reliance on July 1, 2015, the results of Reliance are not reflected in our 2014 mortgage business results. The results of PFG, which was sold on June 30, 2015, are presented in discontinued operations. Discussion of the changes in revenues, expenses and net income is presented below and in more detail, in our segment analysis.

RESULTS OF OPERATIONS
Segment Results - Three Months Ended September 30, 2015 and September 30, 2014 (Unaudited)

($ in thousands)	Three Months Ended September 30, 2015 and September 30, 2014
	Insurance and insurance services	Specialty finance		Real estate		Asset management		Corporate and other		Totals
	Three Months Ended September 30,	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2015	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Net realized and unrealized gains (losses) on investments	$(56)	$(51)	$1	$(580)	$8,102	$—	$—	$(1,655)	$1,171	$(2,342)	$9,274
Net realized and unrealized gains on mortgage pipeline and associated hedging instruments	—	(707)	(273)	—	—	—	—	—	—	(707)	(273)
Interest income	1,350	2,374	629	25	139	—	—	2,042	2,575	5,791	3,343
Service and administrative fees	29,565	—	—	—	—	—	—	—	—	29,565	—
Ceding commissions	11,515	—	—	—	—	—	—	—	—	11,515	—
Earned premiums, net	43,884	—	—	—	—	—	—	—	—	43,884	—
Gain on sale of loans held for sale, net	—	14,859	2,425	—	—	—	—	—	—	14,859	2,425
Loan fee income	—	2,844	1,476	—	—	—	—	—	—	2,844	1,476
Rental revenue	—	(24)	17	11,189	4,452	—	—	—	—	11,165	4,469
Other income	1,733	53	120	926	212	(13)	66	(184)	(786)	2,515	(388)
Total revenues	87,991	19,348	4,395	11,560	12,905	(13)	66	203	2,960	119,089	20,326

Interest expense	1,735	1,217	495	1,828	974	—	—	1,549	1,587	6,329	3,056
Payroll and employee commissions	9,543	11,816	3,151	4,171	1,773	339	366	4,287	2,380	30,156	7,670
Commission expense	30,891	—	—	—	—	—	—	—	—	30,891	—
Member benefit claims	7,955	—	—	—	—	—	—	—	—	7,955	—
Net losses and loss adjustment expenses	14,948	—	—	—	—	—	—	—	—	14,948	—
Depreciation and amortization expenses	5,765	269	142	3,932	1,591	—	—	68	—	10,034	1,733
Other expenses	7,031	4,795	1,197	4,241	1,564	155	215	4,690	2,756	20,912	5,732
Total expenses	77,868	18,097	4,985	14,172	5,902	494	581	10,594	6,723	121,225	18,191
Net intersegment revenue/(expense)	—	—	(113)	—	—	—	—	—	113	—	—
Net income attributable to consolidated CLOs	—	—	—	—	—	2,646	2,856	(4,069)	(120)	(1,423)	2,736
Pre-tax income/(loss)	$10,123	$1,251	$(703)	$(2,612)	$7,003	$2,139	$2,341	$(14,460)	$(3,770)	$(3,559)	$4,871
Less: Provision (benefit) for income taxes										2,829	(1,365)
Discontinued operations										—	1,807
Net income before non-controlling interests										$(6,388)	$8,043
Less: net income attributable to noncontrolling interests										(1,835)	3,758
Net income available to common stockholders										$(4,553)	$4,285

Segment Results - Nine Months Ended September 30, 2015 and September 30, 2014 (Unaudited)

($ in thousands)	Nine Months Ended September 30, 2015 and September 30, 2014
	Insurance and insurance services	Specialty finance		Real estate		Asset management		Corporate and other		Totals
	Nine Months Ended September 30,	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2015	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Net realized and unrealized gains (losses) on investments	$(56)	$(51)	$1	$(696)	$7,378	$—	$—	$(1,624)	$2,655	$(2,427)	$10,034
Net realized and unrealized gains on mortgage pipeline and associated hedging instruments	—	245	(34)	—	—	—	—	—	—	245	(34)
Interest income	3,774	5,549	1,849	69	1,504	—	—	2,587	7,166	11,979	10,519
Service and administrative fees	77,037	—	—	—	—	—	—	—	—	77,037	—
Ceding commissions	31,600	—	—	—	—	—	—	—	—	31,600	—
Earned premiums, net	120,944	—	—	—	—	—	—	—	—	120,944	—
Gain on sale of loans held for sale, net	—	21,531	5,225	—	—	—	—	—	—	21,531	5,225
Loan fee income	—	6,125	2,885	—	—	—	—	—	—	6,125	2,885
Rental revenue	—	—	34	31,725	13,274	—	—	—	—	31,725	13,308
Other income	5,592	184	212	2,236	598	88	224	(581)	(2,139)	7,519	(1,105)
Total revenues	238,891	33,583	10,172	33,334	22,754	88	224	382	7,682	306,278	40,832

Interest expense	5,249	2,562	950	4,968	2,930	—	—	4,873	4,633	17,652	8,513
Payroll and employee commissions	29,626	20,060	7,543	12,223	5,287	1,151	1,396	10,866	6,456	73,926	20,682
Commission expense	71,346	—	—	—	—	—	—	—	—	71,346	—
Member benefit claims	23,774	—	—	—	—	—	—	—	—	23,774	—
Net losses and loss adjustment expenses	40,324	—	—	—	—	—	—	—	—	40,324	—
Depreciation and amortization expenses	24,977	515	379	11,265	4,684	—	—	100	—	36,857	5,063
Other expenses	23,146	8,192	3,169	13,640	4,365	492	578	9,163	5,625	54,633	13,737
Total expenses	218,442	31,329	12,041	42,096	17,266	1,643	1,974	25,002	16,714	318,512	47,995
Net intersegment revenue/(expense)	—	—	(301)	—	—	—	—	—	301	—	—
Net income attributable to consolidated CLOs	—	—	—	—	—	8,219	8,988	(6,984)	5,462	1,235	14,450
Pre-tax income (loss)	$20,449	$2,254	$(2,170)	$(8,762)	$5,488	$6,664	$7,238	$(31,604)	$(3,269)	$(10,999)	$7,287
Less: Provision (benefit) for income taxes										962	(3,097)
Discontinued operations										23,348	5,283
Net income before non-controlling interests										$11,387	$15,667
Less: net income attributable to noncontrolling interests										1,957	7,717
Net income available to common stockholders										$9,430	$7,950
Segment Assets as of - September 30, 2015 and December 31, 2014 (Unaudited)

($ in thousands)	Insurance and insurance services		Specialty finance		Real estate		Asset management		Corporate and other		Totals
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Segment assets	$900,571	$767,914	$206,928	$79,147	$237,383	$179,822	$2,706	$2,871	$385,163	$65,570	$1,732,751	$1,095,324
Assets of consolidated CLOs											1,766,036	1,978,094
Assets held for sale											—	5,129,745
Total assets											$3,498,787	$8,203,163

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
Summary segment EBITDA and Adjusted EBITDA for continuing operations for the three months ended September 30, 2015 and September 30, 20141 (Unaudited)

($ in thousands)	Three Months Ended September 30, 2015 and September 30, 2014
	Insurance and insurance services	Specialty finance		Real estate		Asset management		Corporate and other		Totals
	Three Months Ended September 30,	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2015	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Segment EBITDA	$17,623	$2,737	$(66)	$3,148	$9,568	$2,139	$2,341	$(12,843)	$(2,183)	$12,804	$9,660

Segment Adjusted EBITDA	$13,171	$1,570	$(561)	$1,320	$8,594	$2,139	$2,341	$(13,256)	$(2,786)	$4,944	$7,588

Summary segment EBITDA and Adjusted EBITDA for continuing operations for the nine months ended September 30, 2015 and September 30, 20141 (Unaudited)

($ in thousands)	Nine Months Ended September 30, 2015 and September 30, 2014
	Insurance and insurance services	Specialty finance		Real estate		Asset management		Corporate and other		Totals
	Nine Months Ended September 30,	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2015	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Segment EBITDA	$50,675	$5,331	$(841)	$7,471	$13,102	$6,664	$7,238	$(26,631)	$1,364	$43,510	$20,863

Segment Adjusted EBITDA	$30,479	$2,887	$(1,791)	$3,852	$10,172	$6,664	$7,238	$(27,127)	$234	$16,755	$15,853
1 For further information relating to the Company’s Adjusted EBITDA, including a reconciliation to GAAP net income, see“—Non-GAAP Financial Measures” below.

Insurance and Insurance Services segment - operating results for three and nine months ended September 30, 2015

The Company’s insurance and insurance services segment is comprised of its wholly-owned Fortegra subsidiary, which was acquired in December 2014. The financial information for the three and nine months ended September 30, 2014 previously reported in Fortegra’s filings with the SEC may not be comparable to financial information reported in this report due to purchase price accounting adjustments giving effect to the push-down accounting treatment of the acquisition. These adjustments include setting deferred cost assets to a fair value of zero, modifying deferred revenue liabilities to their respective fair values, and recording a substantial intangible asset representing the value of the business acquired (“VOBA”). The application of push-down accounting creates a modest impact to net income, but significantly impacts individual assets, liabilities, revenues, and expenses. In order to present financial information in a manner which would provide a comparable analysis, we have presented the three and nine months ended September 30, 2015 income statements pro forma to eliminate the impact of purchase price accounting adjustments. In addition, the purchase of the remaining 37.6% of ProtectCELL in January 2015 reduced the amount of net income attributable to non-controlling interests for the nine months ended September 30, 2015 and thus had a positive impact on the net income.

The following table presents our insurance and insurance services segment results on a GAAP basis and a pro forma basis adjusted to eliminate the effects of purchase price accounting adjustments. We believe that the pro forma information provided is useful since it allows investors to compare our insurance and insurance services results in 2015 with Fortegra’s previously reported results.

(Unaudited)	Three Months Ended September 30, 2015				Nine Months Ended September 30, 2015
($ in thousands)	Actual	Adjustments		Pro Forma	Actual	Adjustments		Pro Forma
Revenues:
Earned premiums	$43,884	$—		$43,884	$120,944	$—		$120,944
Service and administrative fees	29,565	4,131	(1)	33,696	77,037	15,780	(1)	92,817
Ceding commissions	11,515	821	(2)	12,336	31,600	3,159	(2)	34,759
Interest income (a)	1,294	—		1,294	3,718	—		3,718
Other Income	1,733	—		1,733	5,592	—		5,592
Total revenues	87,991	4,952		92,943	238,891	18,939		257,830
Less:
Commission expense	30,891	9,302	(3)	40,193	71,346	38,352	(3)	109,698
Member benefit claims	7,955	—		7,955	23,774	—		23,774
Net losses and loss adjustment expenses	14,948	—		14,948	40,324	—		40,324
Net revenues	34,197	(4,350)		29,847	103,447	(19,413)		84,034
Expenses:
Interest expense	1,735	—		1,735	5,249	—		5,249
Payroll and employee commissions	9,543	—		9,543	29,626	—		29,626
Professional fees	1,305	—		1,305	5,187	—		5,187
Depreciation and amortization expenses	5,765	(3,097)	(4)	2,668	24,977	(17,189)	(4)	7,788
Other expenses	5,726	355	(5)	6,081	17,959	1,697	(5)	19,656
Loss on note receivable	—	—		—	—	—		—
Total operating expenses	24,074	(2,742)		21,332	82,998	(15,492)		67,506
Income before taxes from continuing operations	$10,123	$(1,608)		$8,515	$20,449	$(3,921)		$16,528
Less: Provision for income taxes	3,484	(553)	(6)	2,931	6,977	(1,338)	(6)	5,639
Net Income from continuing operations before non-controlling interests	$6,639	$(1,055)		$5,584	$13,472	$(2,583)		$10,889

(a) includes realized gains and losses

(1) Represents service fee revenues that would have been recognized had purchase accounting effects not been recorded.  Deferred service fee liabilities at the acquisition date were reduced to reflect the purchase accounting fair value.

(2) Represents ceding commission revenues that would have been recognized had purchase accounting effects not been recorded.  Deferred ceding commissions liabilities at the acquisition date were reduced to reflect the purchase accounting fair value.

(3) Represents additional commissions expense that would have been recorded without purchase accounting; the values of deferred commission assets were eliminated in purchase accounting.
(4) Represents the removal of net additional depreciation and amortization expense that would not have been recorded without purchase accounting; fixed assets and amortizing intangible assets were adjusted in purchase accounting based on fair value analyses.

(5) Represents additional premium tax and other acquisition expenses that would have been recorded without purchase accounting; values of deferred acquisition costs were eliminated in purchase accounting.

Insurance and Insurance Services segment

Results of the Company’s PFG subsidiary, which had previously been presented in the insurance and insurance services segment have been reclassified as discontinued operations for 2014 and 2015. The Company’s PFG subsidiary was sold during the second quarter of 2015. Since Tiptree acquired Fortegra in December 2014, comparable prior year information is not included in or incorporated by reference in this report. Comparisons to prior year operating results refer to Fortegra’s prior year publicly reported results without taking into account the effects of purchase price accounting.

Results

Insurance and insurance services segment pre-tax income was $20.4 million in the nine months ended September 30, 2015, and $10.1 million for the three months ended September 30, 2015, an increase over the prior year operating result. Pre-tax income increased $3.8 million from the second quarter primarily due to improved volume in credit and warranty products.

Revenues

Insurance and insurance services segment revenues are generated by the sale of the following products and services: credit protection, warranty, specialty products and other. Credit protection products include the following types of insurance: credit life, credit disability, credit property, involuntary unemployment, and accidental death and dismemberment. Warranty products include cell phone warranty, furniture and appliance service contracts and auto service contracts. Specialty Products are primarily non-standard auto insurance. Services and Other revenues principally represent fees for insurance sales and business process outsourcing services, and interest for premium and mobile device plan financing as well as reductions in fee income, ceding commissions, and commissions expense due to recording the purchase accounting effect of VOBA related to insurance contracts.  The net revenue impact of VOBA, which is additive to net revenue, is substantially offset by increased amortization expense.

The following tables present product revenue mix within the insurance and insurance services segment for the three and nine months ended September 30, 2015 without any adjustment for the effects of purchase price accounting.

($ in thousands)	Three Months Ended September 30, 2015
	(Unaudited)
	Credit Protection	Warranty	Specialty Products	Services and Other	Fortegra Total
Income:
Earned Premiums	$31,106	$7,787	$4,991	$—	$43,884
Service and administrative fees	10,419	16,052	1,295	1,799	29,565
Ceding Commissions	12,331	5	—	(821)	11,515
Interest Income (a)	750	—	—	544	1,294
Other Income	149	1,554	31	(1)	1,733
Total revenue	54,755	25,398	6,317	1,521	87,991

Income Adjustments:
Net Losses & Member Benefit Claims	7,173	11,441	4,256	33	22,903
Commissions	30,223	4,914	767	(5,013)	30,891
Total Income Adjustments	37,396	16,355	5,023	(4,980)	53,794

Net Revenues	$17,359	$9,043	$1,294	$6,501	$34,197

(a) Includes net realized and unrealized gains (losses) on investments

($ in thousands)	Nine Months Ended September 30, 2015
	(Unaudited)
	Credit Protection	Warranty	Specialty Products	Services and Other	Fortegra Total
Income:
Earned Premiums	$88,679	$21,527	$10,738	$—	$120,944
Service and administrative fees	23,860	45,508	3,148	4,521	77,037
Ceding Commissions	34,735	24	—	(3,159)	31,600
Interest Income (a)	2,149	—	—	1,569	3,718
Other Income	441	5,065	86	—	5,592
Total revenue	149,864	72,124	13,972	2,931	238,891

Income Adjustments:
Net Losses & Member Benefit Claims	20,412	35,198	8,365	123	64,098
Commissions	82,312	11,538	1,465	(23,969)	71,346
Total Income Adjustments	102,724	46,736	9,830	(23,846)	135,444

Net Revenues	$47,140	$25,388	$4,142	$26,777	$103,447

(a) Includes net realized and unrealized gains (losses) on investments

For insurance and insurance services, the main components of revenue are service and administrative fees, ceding commissions and earned premiums, net. Net revenues are shown net of commissions paid to brokers, member benefit claims and net loss and loss adjustment expenses. While the sale of cell phone warranty contracts have been dampened by competitive pressures, slowing growth in that area has been more than offset by growth in the sale of credit life insurance, warranty and specialty insurance products in the auto sector and for other consumer durables.

Net revenues were $103.4 million for the nine months ended September 30, 2015. For the third quarter 2015, net revenues were $34.2 million. Adjusted for the impact of purchase accounting, net revenues were $84.0 million for the nine months ended September 30, 2015, essentially flat to prior year operating results, and $29.8 million for the third quarter 2015, flat to the previous year operating results.

Credit protection net revenues for the quarter ended September 30, 2015, were $17.4 million, a meaningful increase over the prior year operating results. Credit protection net revenues for the nine month period were $47.1 million or slightly higher than the previous year operating results. Cellphone warranty services net revenues for the third quarter were $9.0 million, a slight increase over the prior year operating results. Cell phone warranty products for the nine months ended September 30, 2015 were $25.4 million, down meaningfully from the prior year operating results. Improvement in specialty products helped close the gap in net revenues in the third quarter due to the competitive pressures in the cellphone warranty business. Specialty products net revenue for the third quarter were $1.3 million, up significantly from the prior year operating results, while specialty products net revenues year to date in 2015 were $4.1 million, nearly twice as much as the prior year operating results. Credit protection products and specialty products continue to provide opportunities for growth through a combination of expanded product offerings, new clients and geographic expansion in the latter case.

Net revenues are net of commission paid to brokers. Commissions expense is incurred on most product lines, most of which are retrospective commissions paid to distributors and retailers selling our products, including credit insurance policies, motor club memberships, mobile device protection and warranty service contracts. Credit insurance commission rates are, in many cases, set by state regulators and are also impacted by market conditions. Commission expense was $30.9 million for the third quarter and $71.3 million for the nine months ended September 30, 2015, driven by the increase in policies issued quarter over quarter primarily in the credit life and specialty auto warranty and insurance products. Adjusted for purchase price accounting, commission expense was $40.2 million for the quarter, a slight increase over the prior year operating results. For the nine months ended September 30, 2015, commission expense was $109.7 million, down meaningfully from the prior year operating results due to the effects of purchase price accounting adjustments.

There are two types of income adjustments for claims payments under insurance and warranty service contracts: member benefit claims and net losses and loss adjustment expenses. Member benefit claims represent the costs of services and replacement devices incurred in car club and warranty protection service contracts. Net losses and loss adjustment expenses represent actual insurance claims paid, changes in unpaid claim reserves, net of amounts ceded, and the costs of administering claims for credit life and other insurance lines, such as non-standard auto.

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

Member benefits claims and net losses and loss adjustment expenses, combined were $22.9 million for the third quarter, generally flat from the prior year claims and $64.1 million for the nine months ended September 30, 2015, with claims up slightly year over year. The increase over the prior year was a function of growth in earned premiums in credit life and non-standard auto, and increased motor club claims partially offset by lower claims in mobile devices.

Expenses

Operating expenses in the insurance and insurance services segment are composed of payroll and employee commissions and amortization expenses and other expenses. Segment operating expenses in the nine months ended September 30, 2015 were $83.0 million, a meaningful increase from the previous year costs. Operating expenses were $24.1 million in the third quarter, generally flat relative to prior year costs. The primary driver of the year over year increase in costs was attributable to higher depreciation and amortization expense attributable to amortization of the fair value attributed to the insurance policies and contracts acquired of $17.2 million for the nine months and $3.1 million for the quarter, partially offset by cost reduction efforts in the third quarter.

Payroll and employee commissions expense are the largest component of expenses and are composed of base salaries, employee commissions and accruals for employee paid time off and bonuses. Payroll and employee commission expense was $9.5 million for the third quarter down slightly from the prior year operating results, and $29.6 million for the nine months ended September 30, 2015, flat from the prior year operating results.

Other expenses primarily comprise professional fees, lead acquisition, advertising and event costs, bank and credit card processing fees, technology expenses, filing and licensing fees, premium taxes and office rent costs. The combination of these expenses totaled $7.0 million for the third quarter and $23.1 million for the nine months ended September 30, 2015.

Depreciation and amortization expense of $5.8 million for the third quarter and $25.0 million for the nine months ended September 30, 2015 related primarily to the amortization of the intangible assets acquired. The most significant of these expenses is the amortization of the fair value attributed to the insurance policies and contracts acquired, which had a value of $36.5 million as of the acquisition date and which has a steep amortization curve. Amortization of this intangible asset was approximately $17.2 million for the nine months ended September 30, 2015, and $3.1 million for the quarter.

For information relating to Fortegra’s debt and interest expenses, please refer to Note 15 - Debt, of the accompanying financial statements.

Adjusted EBITDA

Insurance and insurance services segment adjusted EBITDA was $13.2 million for the three months ended September 30, 2015 and $30.5 million for the nine months ended September 30, 2015.

Specialty Finance segment - operating results for the for three months ended September 30, 2015 and September 30, 2014 (Unaudited)

					Total
	Siena		Mortgage Origination		Specialty Finance
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
($ in thousands)	2015	2014	2015	2014	2015	2014
Net realized and unrealized gains (losses) on investments	$(51)	$—	$—	$1	$(51)	$1
Net realized and unrealized gains on mortgage pipeline and associated hedging instruments	—	—	(707)	(273)	(707)	(273)
Interest income	1,345	457	1,029	172	2,374	629
Gain on sale of loans held for sale, net	—	—	14,859	2,425	14,859	2,425
Loan fee income	1,030	749	1,814	727	2,844	1,476
Rental revenue	—	—	(24)	17	(24)	17
Other income	—	120	53	—	53	120
Total revenue	2,324	1,326	17,024	3,069	19,348	4,395

Interest expense	293	165	924	330	1,217	495
Payroll and employee commissions	1,092	689	10,724	2,462	11,816	3,151
Depreciation and amortization expenses	70	61	199	81	269	142
Other expenses	521	306	4,274	891	4,795	1,197
Total expense	1,976	1,221	16,121	3,764	18,097	4,985
Net intersegment revenue/(expense)	—	—	—	(113)	—	(113)
Net income attributable to consolidated CLOs	—	—	—	—	—	—
Pre-tax income (loss)	$348	$105	$903	$(808)	$1,251	$(703)

Specialty Finance segment - operating results for the nine months ended September 30, 2015 and September 30, 2014 (Unaudited)

					Total
	Siena		Mortgage Origination		Specialty Finance
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2015	2014	2015	2014	2015	2014
Net realized and unrealized gains (losses) on investments	$(51)	$—	$—	$1	$(51)	$1
Net realized and unrealized gains on mortgage pipeline and associated hedging instruments	—	—	245	(34)	245	(34)
Interest income	3,735	1,072	1,814	777	5,549	1,849
Gain on sale of loans held for sale, net	—	—	21,531	5,225	21,531	5,225
Loan fee income	2,841	1,592	3,284	1,293	6,125	2,885
Rental revenue	—	—	—	34	—	34
Other income	68	212	116	—	184	212
Total revenue	6,593	2,876	26,990	7,296	33,583	10,172
	`
Interest expense	809	320	1,753	630	2,562	950
Payroll and employee commissions	3,082	1,577	16,978	5,966	20,060	7,543
Depreciation and amortization expenses	203	180	312	199	515	379
Other expenses	1,447	792	6,745	2,377	8,192	3,169
Total expense	5,541	2,869	25,788	9,172	31,329	12,041
Net intersegment revenue/(expense)	—	—	—	(301)	—	(301)
Net income attributable to consolidated CLOs	—	—	—	—	—	—
Pre-tax income (loss)	$1,052	$7	$1,202	$(2,177)	$2,254	$(2,170)
Specialty Finance segment

The specialty finance segment is comprised of Siena, a commercial finance company, which is 62% owned by the Company and our mortgage origination business, which is conducted through two entities, Luxury, a mortgage originator which is 67.5% owned by the Company, and Reliance, a mortgage originator, which is 100% owned as of July 1, 2015.

Results

Specialty finance segment pre-tax income was $1.3 million for the three months ended September 30, 2015, compared with a pre-tax net loss of $0.7 million for the third quarter of 2014. For the nine months ended September 30, 2015, the specialty finance segment pre-tax net income was $2.3 million, compared with a pre-tax net loss of $2.2 million for the prior year comparable period. The key drivers of the increase were due both to higher volume in our specialty finance segment, including the impact from the acquisition of Reliance.

Segment revenues were $19.3 million for the third quarter of 2015, compared with $4.4 million for the third quarter of 2014, an increase of $14.9 million or 339%. Segment expenses were $18.1 million in the third quarter of 2015, compared with $5.0 million in the third quarter of 2014, an increase of $13.1 million or 262%.

Segment revenues were $33.6 million for the nine months ended September 30, 2015, compared with revenues of $10.2 million in the corresponding prior year period, an increase of $23.4 million or 230%. Segment expenses were $31.3 million in the nine months ended September 30, 2015, compared with $12.0 million in the same period a year earlier, an increase of $19.3 million or 160%.

Siena

Siena’s pre-tax net income was $348 thousand for the third quarter of 2015, compared with pre-tax net income of $105 thousand for the third quarter of 2014. Siena’s pre-tax net income was $1.1 million for the nine months ended September 30, 2015, compared to pre-tax net income of $7 thousand in the same period of 2014. The improvement in Siena’s results in 2015 were primarily the result of increased loan originations and higher utilization rates, which combined to produce average earning assets of $54.7 million for the nine months ended September 30, 2015, compared with $26.7 million for the nine months ended September 30, 2014, an increase of 105%. Siena’s revenues are primarily driven by interest income on the loans it makes to small and medium sized U.S. companies and fee income associated with the Company’s lending activities.

Revenues

Siena’s revenues totaled $2.3 million in the third quarter of 2015, compared with $1.3 million in the third quarter of 2014, an increase of $998 thousand or 75%. For the nine months ended September 30, 2015, Siena’s revenues were $6.6 million, compared with revenues of $2.9 million in the nine months ended September 30, 2014, an increase of $3.7 million or 129%. The increase in revenue year over year was primarily driven by the increase in lending volume and higher loan fee income due to a higher number of loan waivers, and early termination and prepayment fees.

Expenses

Siena’s expenses were $2.0 million in the third quarter of 2015, compared with $1.2 million in the third quarter of 2014, an increase of $755 thousand or 62%. Siena’s expenses were $5.5 million in the nine months ended September 30, 2015, compared with $2.9 million in the nine months ended September 30, 2014, an increase of $2.6 million or 90%. Siena’s expenses are comprised primarily of payroll and employee commissions and other expenses. Growth in expenses were in line with the overall increase in lending volume and were partially driven by the relocation of the corporate headquarters to accommodate Siena’s growth.

Mortgage Business

The mortgage business’s pre-tax net income was $903 thousand for the third quarter of 2015, compared with a pre-tax net loss of $808 thousand in the third quarter of 2014, an increase of $1.7 million. The mortgage business’s pre-tax net income was $1.2 million for the nine months ended September 30, 2015, compared with a pre-tax net loss of $2.2 million for the same period in 2014. The improvement in results were primarily driven by a combination of the acquisition of Reliance and improvements in Luxury’s volumes, which contributed to a year over year improvement in mortgage origination volume of 122% from $396.8 million for the nine months ended September 30, 2014 to $881.7 million for the current year period combined with a 78% improvement in margins year over year primarily as a result of the inclusion of Reliance’s higher margin Federal Housing Administration and the U.S. Department of Veterans Affairs (“FHA/VA”) and agency products.

Selected mortgage margin and product mix analysis for the three and nine months ended September 30, 2015 and 2014 (Unaudited)

The table below presents the funded volume, brokered volume and sold volume of mortgage loans originated in our mortgage origination businesses as well as the mortgage margin and product mix of such mortgage loans for the three and nine months ended September 30, 2015 and 2014, respectively. Volume refers to the unpaid principal balance of the mortgage loan. The table is being provided to assist investors’ understanding of the key drivers of the year over year and quarter over quarter change in revenues and expenses.

($ in thousands)	Three Months Ended September 30,		Nine Months ended September 30,
	2015	2014	2015	2014
Funded volume	$411,909	$160,278	$791,262	$325,758
Brokered volume	30,568	28,015	90,446	71,011
Total origination volume	$442,477	$188,293	$881,708	$396,769

Sold volume	$424,153	$155,465	$782,882	$320,427

(basis points of total origination volume)
Net revenue	363.5	139.4	286.0	160.4
Expenses
Commissions	89.0	56.9	77.4	65.3
Non commission payroll expenses	153.4	73.8	115.1	85.1
Total other expense	100.7	51.6	79.8	64.9
Total expenses	343.1	182.3	272.4	215.3
Pretax income (loss)	20.4	(42.9)	13.6	(54.8)

Percent of volume
Agency	35.6%	24.0%	29.6%	22.1%
FHA/VA	28.0	1.3	15.8	2.4
Jumbo/other	27.0	46.9	37.2	46.5
Total retail	90.6	72.2	82.6	70.9
Wholesale	2.5	12.9	7.2	11.2
Brokered	6.9	14.9	10.2	17.9
Total	100.0%	100.0%	100%	100%

Revenues

Total origination volume increased from $188.3 million in the quarter ended September 30, 2014 to $442.5 million in the current quarter. For the year to date period, total origination volume increased from $396.8 million in the nine months ended September 30, 2014 to $881.7 million in the current period. The primary drivers of both periods were the addition of Reliance’s volume and improved industry market conditions. Funded volume in both periods increased at a faster pace than brokered volume primarily due to the fact that the substantial majority of Reliance’s volume is in this category.

Total sold volume in the current quarter was $424.2 million, up from $155.5 million a year earlier. For the nine months, sold volume was $782.9 million, up from $320.4 million in the year earlier period. The primary drivers in both periods were the addition of Reliance and improvements in the mortgage industry overall, driven by a number of economic factors, including continued low interest rates, improving employment and increases in home prices.

Net revenue margins also improved both in the current quarter and year to date. While margins generally improved industry wide volumes improved, the primary driver of the improved margins was the higher mix of FHA/ VA and agency volumes as the result of the inclusions of Reliance.

Agency and FHA/VA originations have significantly higher net revenue margin than jumbo and brokered volumes. The improvement in product mix and margins were a significant driver of improved profitability in the mortgage business in addition to the increased volume as net revenue margins (in bps) grew faster than expenses.

Mortgage business revenues for the third quarter of 2015 were $17.0 million compared with $3.1 million for the third quarter of 2014, an increase of $13.9 million or 455%. Mortgage business revenues for the nine months ended September 30, 2015 were $27.0 million, a 270% year over year increase over the $7.3 million in the prior year period. The revenue improvement was driven primarily by a combination of the inclusion of Reliance’s originations, which resulted in both higher funding volume and improved margins as a result of Reliance’s focus on higher margin FHA/VA and agency production and improved volume at Luxury. Revenues earned by the mortgage business are comprised of gain on sale on mortgages originated and sold to investors, gains and losses on the mortgage pipeline of interest rate lock commitments and mortgage loans held for sale and the associated hedges, net interest income on mortgages held for sale, and fees associated with the mortgage origination business. Loan fees are primarily comprised loan application fees, appraisal fees, document preparation fees, broker fees earned and loan underwriting fees.

Expenses

Mortgage business expenses, which excludes intersegment revenue and expenses for the third quarter of 2015 were $16.1 million compared with $3.8 million for the third quarter of 2014, an increase of $12.3 million or 324%. Total expenses which excludes intersegment revenue and expenses for the nine months ended September 30, 2015 were $25.8 million, compared with $9.2 million for the prior year period, an increase of $16.6 million or 180%. Expenses are composed of payroll and employee commissions and other expenses. As the mortgage origination business is highly scalable, expenses generally increase at a slower pace relative to increases in revenues. As a result, expenses were up less than the increases in funding volume and margins, driving improved profitability. The primary driver of higher expenses was a combination of the inclusion of Reliance, higher commissions and loan origination expense as the result of increased volumes.

Adjusted EBITDA

Specialty finance segment adjusted EBITDA was $1.6 million for the three months ended September 30, 2015 compared to a loss of $0.6 million in the prior year period. Specialty finance segment adjusted EBITDA was $2.9 million for the nine months ended September 30, 2015 compared to a loss of $1.8 million for the prior year period.

Real Estate segment - operating results for the three and nine months ended September 30, 2015 and September 30, 2014

(Unaudited)	Real Estate segment
	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2015	2014	2015	2014
Net realized and unrealized gains (losses) on investments	$(580)	$8,102	$(696)	$7,378
Interest income	25	139	69	1,504
Rental revenue	11,189	4,452	31,725	13,274
Other income	926	212	2,236	598
Total revenue	11,560	12,905	33,334	22,754

Interest expense	1,828	974	4,968	2,930
Property operating expense	7,489	2,152	21,674	6,680
Other payroll and employee commissions	529	524	1,654	1,602
Depreciation and amortization expenses	3,932	1,591	11,265	4,684
Other expenses	394	661	2,535	1,370
Total expense	14,172	5,902	42,096	17,266
Pre-tax income (loss)	$(2,612)	$7,003	$(8,762)	$5,488

Real Estate segment

The Company’s real estate segment consists of its wholly-owned Care subsidiary, which primarily acquires and owns seniors housing properties. As of September 30, 2015, Care’s portfolio consists of 24 properties across 9 states primarily in the Mid-Atlantic and Southern United States. Care’s portfolio is comprised of 11 triple net lease operations (including 6 hybrid triple net lease operations) and 13 joint venture operations. In joint venture operations, Care generally owns between 75-80% of the real estate and the operations with affiliates of the management company owning the remainder. Care therefore consolidates all of the assets, liabilities, income and expense of the joint venture operations in segment reporting. In triple net lease operations, Care only owns the real estate and enters into a long term lease with an operator who is typically responsible for bearing operating costs, including maintenance, utilities, taxes, insurance, repairs and capital improvements. Triple net lease operations are not consolidated since Care does not manage the underlying operations. For triple net lease operations, Care recognizes primarily rental income from the lease since substantially all expenses are passed through to the tenant. Hybrid triple net leases are operations where Care owns the real estate and the operator owns the operating company, with the operator paying a contractual annual minimum rent, and Care and the operator both sharing in the operations’ net operating income based on agreed metrics.

The following tables present revenues and expenses, which include amounts attributable to non-controlling interests, by property type in our real estate segment for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
(Unaudited) ($ in thousands)	Triple Net Lease Operations	Joint Venture Investments	Consolidated	Triple Net Lease Operations	Joint Venture Investments	Consolidated
Other income (1)	$248	$678	$926	$137	$75	$212
Rental revenue	1,844	9,344	11,188	973	3,479	4,452
Property operating expenses (2)	—	7,489	7,489	—	2,152	2,152
Interest expense	$800	$1,028	$1,828	$382	$592	$974

(1) Other income includes reimbursable income for triple net lease operations, and resident fees and services for joint venture investments.
(2) Property operating expenses include, among other things, management fees, dietary, housekeeping, maintenance, utilities, marketing, resident care, and payroll costs.

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
(Unaudited) ($ in thousands)	Triple Net Lease Operations	Joint Venture Investments	Consolidated	Triple Net Lease Operations	Joint Venture Investments	Consolidated
Other income (1)	$573	$1,664	$2,237	$391	$207	$598
Rental revenue	4,662	27,063	31,725	2,920	10,354	13,274
Property operating expenses (2)	—	21,674	21,674	—	6,680	6,680
Interest expense	$1,968	$3,000	$4,968	$1,145	$1,786	$2,931

(1) Other income includes reimbursable income for triple net lease operations, and resident fees and services for joint venture investments.
(2) Property operating expenses include, among other things, management fees, dietary, housekeeping, maintenance, utilities, marketing, resident care, and payroll costs.

Results

Care had a pre-tax net loss of $2.6 million for the third quarter of 2015, compared with pre-tax net income of $7.0 million in the third quarter of 2014. Care had a pre-tax loss of $8.8 million in the nine months ended September 30, 2015, compared with pre-tax income of $5.5 million in the nine months ended September 30, 2014. In the third quarter of 2014, Care recorded a gain of approximately $7.9 million on the repayment in full to Care of a loan that was secured by real property (the “Westside Loan”). Care did not have a similar gain in the third quarter of 2015. Additionally, Care made significant investments in senior housing properties and joint ventures during the latter part of 2014 and the first quarter of 2015. The increase in the number of properties generated higher rental and other income in 2015 compared with 2014, however the Company also incurred additional depreciation, amortization and interest expenses as a consequence of the growth in Care’s property portfolio.

Care had Adjusted EBITDA of $1.3 million for the third quarter of 2015 compared to $8.6 million in the comparable period of 2014 and $3.9 million of Adjusted EBITDA for the nine months ended September 30, 2015 compared to $10.2 million in the comparable period in 2014 primarily due to the repayment to Care of the Westside Loan. See “—Non-GAAP Financial Measures” below for a reconciliation to GAAP net income.

Revenues

Care’s total revenues were $11.6 million for the third quarter of 2015, compared with $12.9 million for the third quarter of 2014, a decrease of $1.3 million or 10.0%. Excluding the one-time $7.9 gain from the repayment of the Westside Loan in the third quarter of 2014, which was not replicated in 2015, Care’s total revenue increased $6.6 million or 132% year over year. Rental income in the three months ended September 30, 2015 was $11.2 million, compared with $4.5 million for the three months ended September 30, 2014, an increase of $6.7 million or 149% from the prior year. Care earned other income of $2.2 million in the nine months ended September 30, 2015, compared to $598.0 thousand in the nine months ended September 30, 2014. Other income was comprised of resident fees and reimbursable escrow earnings. The increase in rental revenue and other income was mainly due to the addition of nine joint venture operations, including the Royal joint venture which was added in the first quarter of 2015 and the Greenfield and Belle Reve joint ventures which were added in the fourth quarter of 2014.

Care’s net losses on investments were $0.7 million in the nine months ended September 30, 2015 compared with a net realized gain of $7.4 million in the nine months ended September 30, 2014. The significant decrease from the prior year is attributable to the repayment of the Westside Loan in the third quarter of 2014 which was not replicated in 2015. The unrealized losses for the nine months ended September 30, 2015 are the result of interest rate swaps undertaken to mitigate Care’s interest rate risk. Care earned interest income of $69.0 thousand in the nine months ended September 30, 2015, compared to interest income of $1.5 million in the nine months ended September 30, 2014. The decline in interest income in 2015 was attributable to the repayment of the Westside Loan in the third quarter of 2014.

Expenses

Care’s expenses for the third quarter of 2015 were $14.2 million, compared with $5.9 million for the third quarter of September 30, 2014, an increase of $8.3 million or 141%. Care’s expenses increased to $42.1 million in the nine months ended September 30, 2015, compared with $17.3 million in the nine months ended September 30, 2014, an increase of 143%. Care’s expenses are comprised of interest expenses on Care’s borrowings, payroll expenses (including employees of the managers in each of Care’s joint ventures), professional fees, depreciation and amortization of properties and leases acquired and other expenses. Interest expense was $5.0 million for the nine months ended September 30, 2015, compared with $2.9 million for the nine months ended September 30, 2014. Payroll expenses were $12.2 million for the nine months ended September 30, 2015 compared with $5.3 million for the nine months ended September 30, 2014. Depreciation and amortization expenses were $11.3 million in the nine months ended September 30, 2015, compared with $4.7 million in the nine months ended September 30, 2014. Care’s other expenses, which include property operating expenses, office expenses, property acquisition costs, professional fees and property taxes, were $13.6 million for the nine months ended September 30, 2015, compared with $4.4 million for the nine months ended September 30, 2014. The increase in expenses was primarily attributable to consolidation of the expenses of the nine joint venture properties added in the fourth quarter of 2014 and first quarter of 2015 and an increase in amortization of in-place leases acquired.

Asset Management segment - operating results for the three and nine months ended September 30, 2015 and September 30, 2014 (Unaudited)

($ in thousands)	Asset Management segment
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Fees earned from CLOs under management	$2,646	$2,856	$8,219	$8,988
Other management fee income	(13)	66	88	224
Total revenue	2,633	2,922	8,307	9,212

Payroll and employee commissions	339	366	1,151	1,396
Other expenses	155	215	492	578
Total expense	494	581	1,643	1,974

Pre-tax income	$2,139	$2,341	$6,664	$7,238

Asset Management segment

The Company’s asset management segment generates fee income from the CLOs under management and from its management of NPPF 1, a portfolio of tax-exempt securities owned by third-party investors. Total assets under management (“AUM”) of our asset management segment were $1.92 billion as of September 30, 2015, compared to $1.81 billion as of September 30, 2014, of which $1.77 billion was attributable to the CLO business and $149 million was attributable to NPPF 1 as of September 30, 2015 and $1.63 billion was attributable to the CLO business and $176 million was attributable to NPPF 1 as of September 30, 2014. The Company’s AUM in CLOs remained relatively flat over the prior period, whereas the AUM from NPPF 1 declined by $27 million as it is in run-off. For a review of the inter-segment allocation of revenues from CLOs under management, please refer to “—Net Income attributable to CLOs managed by the Company - for the three and nine month periods ended September 30, 2015 and September 30, 2014” below. Other management fee income in the table above represents the fees earned from the management of the NPPF 1 portfolio by our Muni Capital Management subsidiary.

Results

Pre-tax net income for the asset management segment was $2.1 million for the third quarter of 2015, compared with pre-tax net income of $2.3 million for the third quarter of 2014, a decrease of $201 thousand. Pre-tax net income for the nine months ended September 30, 2015 was $6.7 million, compared to $7.2 million in the prior year period. The principal reason for the decline was the reduction in CLO management fees, driven by a combination of amortized AUM and lower fees as described below.

Revenues

Asset management fees totaled $2.6 million in the three months ended September 30, 2015, compared to $2.9 million for the prior year period. Asset management fees totaled $8.3 million in the nine months ended September 30, 2015, compared to $9.2 million for the prior year period. Although the number of CLOs under management increased from five CLOs as of September 30, 2014 to six CLOs as of September 30, 2015, base management fee income declined between 2014 and 2015. The decrease was due principally to the reduction in management fees earned on Telos 1 and Telos 2, whose assets are declining, lower incentive fees on Telos 1 and Telos 2, and lower fees on Telos 5 and Telos 6, both new in 2014, which were earned at a lower rate than the fees generated from Telos 1 and Telos 2, which were issued in 2006 and 2007.

Expenses

Total expenses for the asset management segment were $1.6 million for the nine months ended September 30, 2015, compared with $2.0 million for the nine months ended September 30, 2014, excluding, in each case, incentive compensation of TAMCO employees which is included in the corporate and other segment.

Adjusted EBITDA

Asset management segment adjusted EBITDA was $2.1 million for the three months ended September 30, 2015 compared to $2.3 million in the prior year period. Asset management segment adjusted EBITDA was $6.7 million for the nine months ended September 30, 2015 compared to $7.2 million for the prior year period.

Net Income attributable to CLOs managed by the Company - for the three and nine months ended September 30, 2015 and September 30, 2014

The Company earns revenues from CLOs under management. These revenues comprise fees earned for managing the CLOs, distributions received from the Company’s holdings of subordinated notes issued by the CLOs and realized and unrealized gains and losses from the Company’s holdings of subordinated notes. The management fees earned from the CLOs described below are reported in the asset management segment, while the sum of distributions earned and gains and losses on the Company’s holdings of subordinated notes issued by the CLOs are reported as net income (loss) attributable to the consolidated CLOs in the Company’s corporate and other segment.

($ in thousands)	Net Income attributable to CLOs managed by the Company
(Unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Management fees paid by the CLOs to the Company	$2,646	$2,856	$8,219	$8,988
Distributions from the subordinated notes held by the Company	2,890	4,012	11,846	11,472
Realized and unrealized (losses) gains on subordinated notes held by the Company	(6,959)	(4,132)	(18,830)	(6,010)
Net (loss) income attributable to the consolidated CLOs	$(1,423)	$2,736	$1,235	$14,450

Pre-tax net loss from the Company’s CLO business was $1.4 million for the third quarter of 2015, compared with pre-tax net income of $2.7 million in the third quarter of 2014. Pre-tax net income attributable to consolidated CLOs was $1.2 million in the nine months ended September 30, 2015 versus $14.5 million in the prior year period. The primary drivers of the decline in 2015 was attributable to realized and unrealized losses incurred on the Company’s holdings of CLO subordinated notes. The Company realized losses with the sale of its subordinated notes issued by Telos 2 and Telos 4 during the second quarter of 2015, which generated net cash proceeds of $39.7 million and tax losses of approximately $12.5 million. The unrealized loss in the third quarter of 2015 was due to the mark-to-market write-down in our CLO subordinated note holdings. The lower distributions from the subordinated notes in the third quarter of 2015 compared to the prior year is primarily due to our sales of CLO subordinated notes in the second quarter of 2015.

Corporate and Other segment - operating results for the three and nine months ended September 30, 2015 and September 30, 2014 (Unaudited)

($ in thousands)	Corporate and Other segment
	CLO subordinated notes and tax exempt securities				Credit investments		Corporate		Total
	Three Months Ended September 30,				Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2015		2014		2015	2014	2015	2014	2015	2014
Net realized and unrealized gains (losses) on investments	$52	(1)	$355	(1)	$(1,190)	$(1,519)	$(517)	$2,335	$(1,655)	$1,171
Interest income	140		425		1,872	2,042	30	108	2,042	2,575
Other income	—		—		—	—	(184)	(786)	(184)	(786)
Total revenue	192		780		682	523	(671)	1,657	203	2,960

Interest expense	—		—		413	603	1,136	984	1,549	1,587
Payroll and employee commissions	56		103		—	—	4,231	2,277	4,287	2,380
Depreciation and amortization expenses	—		—		—	—	68	—	68	—
Other expenses	460		64		497	—	3,733	2,692	4,690	2,756
Total expense	516		167		910	603	9,168	5,953	10,594	6,723
Net intersegment revenue/(expense)	—		—		—	—	—	113	—	113
Distributions from the subordinated notes held by the Company	2,890		4,012		—	—	—	—	2,890	4,012
Realized and unrealized (losses) gains on subordinated notes held by the Company	(6,959)		(4,132)		—	—	—	—	(6,959)	(4,132)
Pre-tax income (loss)	$(4,393)		$493		$(228)	$(80)	$(9,839)	$(4,183)	$(14,460)	$(3,770)
(1) Tax exempt securities only.

($ in thousands)	Corporate and Other segment
	CLO subordinated notes and tax exempt securities				Credit investments		Corporate		Total
	Nine Months Ended September 30,				Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2015		2014		2015	2014	2015	2014	2015	2014
Net realized and unrealized gains (losses) on investments	$107	(1)	$2,283	(1)	$(1,001)	$(2,228)	$(730)	$2,600	$(1,624)	$2,655
Interest income	450		1,286		2,046	5,345	91	535	2,587	7,166
Other income	—		—		—	—	(581)	(2,139)	(581)	(2,139)
Total revenue	557		3,569		1,045	3,117	(1,220)	996	382	7,682

Interest expense	—		—		496	1,130	4,377	3,503	4,873	4,633
Payroll and employee commissions	165		277		—	—	10,701	6,179	10,866	6,456
Depreciation and amortization expenses	—		—		—	—	100	—	100	—
Other expenses	576		209		712	—	7,875	5,416	9,163	5,625
Total expense	741		486		1,208	1,130	23,053	15,098	25,002	16,714
Net intersegment revenue/(expense)	—		—		—	—	—	301	—	301
Distributions from the subordinated notes held by the Company	11,846		11,472		—	—	—	—	11,846	11,472
Realized and unrealized (losses) gains on subordinated notes held by the Company	(18,830)		(6,010)		—	—	—	—	(18,830)	(6,010)
Pre-tax income (loss)	$(7,168)		$8,545		$(163)	$1,987	$(24,273)	$(13,801)	$(31,604)	$(3,269)
(1) Tax exempt securities only.

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

CLO subordinated notes

The Company’s CLO subordinated notes and tax exempt security portfolio comprises holdings of subordinated notes and related participations in management fees issued primarily by CLOs managed by the Company (“CLO holdings”), together with the Company’s tax-exempt security holdings. As of September 30, 2015 and December 31, 2014, the Company’s CLO holdings, at fair value, were $36.0 million and $94.3 million respectively. In the nine months ended September 30, 2015, the Company incurred a net loss of $7.0 million on its CLO holdings, which comprised net distributions received of $11.8 million and realized and unrealized net losses of $18.8 million including $8.0 million as a result of the sale of CLO subordinated notes in the second quarter of 2015.

Tax exempt securities

As of September 30, 2015 and December 31, 2014, the Company held investments at fair value of $10.1 million and $13.2 million, respectively, in portfolios of tax-exempt securities managed by the Company. In the nine months ended September 30, 2015, the Company earned realized and unrealized gains of $0.1 million on these portfolios, compared with $2.3 million in the nine months ended September 30, 2014. Interest income earned from these portfolios was $0.5 million in the nine months ended September 30, 2015, compared to $1.3 million in the nine months ended September 30, 2014. The decline in interest income is due to the reduced size of the portfolios in 2015. The decline in the realized and unrealized gains was due to a relatively flat marked-to-market in 2015 compared with a large unrealized gain in the nine months ended September 30, 2014 with the move in interest rates.

Investments in loans

The Company’s credit investment portfolio comprises its loan warehouse, investments in NPLs and its credit opportunity strategy. The Company establishes loan warehouse credit facilities which are designed to hold loans until new CLOs are formed. During 2014, two warehouse facilities were terminated as CLOs were issued generating net income of $2.0 million in the nine months ended September 30, 2014. The Company did not establish any new loan warehouses in the first half of 2015, however a warehouse facility was established in the third quarter of 2015 to purchase loans in anticipation of the subsequent launch of Telos 7. The loan warehouse generated $0.9 million of interest income for the three and nine months ended September 30, 2015.

As of September 30, 2015, the Company has invested $30.2 million in pools of NPLs (of which $20.9 million was invested in the third quarter). The mortgage loans were purchased at a discount to their unpaid principal balances and the estimated value of the underlying properties. The goal of the strategy is to earn a return on the investment through a restructuring and subsequent reselling of the mortgage at a gain or through foreclosure on the property and selling the property at a gain. The Company incurred a minimal loss from its NPL strategy in the third quarter and for the nine months ended September 30, of 2015, respectively, primarily due to professional expenses incurred in establishing the strategy and purchasing portfolios. The Company began investing in NPLs in the second quarter of 2015 and expects to continue to report a loss for the remainder of 2015 as costs and expenses are recognized at the beginning of the overall investment period while profits are only realized later.

The Company also commenced its credit opportunities strategy in 2015 with the purchase of a pool of loans to middle-market borrowers. The Company has leveraged its principal investment of $25 million with a secured credit agreement, whereby the Company may borrow up to an additional $58.3 million. The Company bears the first loss on any defaults in the pool of loans. As of September 30, 2015 the Company had drawn $53.1 million of the facility. Net income from the credit opportunities strategy was $428 thousand and $596 thousand for the third quarter and the nine months ended September 30, 2015, respectively.

Corporate

Corporate revenues comprise net realized and unrealized gains and losses on the Company’s credit mitigation transactions, income from the Company’s investments in Star Asia entities and other Corporate investments.

The Company has entered into an interest rate hedge to mitigate the potential negative impact of a general rise in interest rates. The Company has also entered into a credit derivative swap and CDX derivative index positions, buying and selling credit protection on different tranches of risk in differing CDX indices. The credit swap and CDX transactions are designed to mitigate the potential impact of a general deterioration in corporate credit risk. The total net loss on these risk mitigation transactions, including the risk mitigation interest expense of $312 thousand, was $1.4 million in the nine months ended September 30, 2015, compared with total net loss of $3.3 million in the nine months ended September 30, 2014.

Corporate revenues include income from the Company’s investments in the Star Asia Entities. The Star Asia Entities are Tokyo-based real estate holding companies formed to invest in Asian properties and real estate related debt instruments. The Company incurred an unrealized loss of $77 thousand on these investments in the nine months ended September 30, 2015, compared to unrealized gains of $2.9 million in the nine months ended September 30, 2014 from its investments in these entities.

Corporate investments, including unrealized losses, was a loss of $67 thousand in the nine months ended September 30, 2015, compared with net revenues of $1.1 million in the nine months ended September 30, 2014. The decline was primarily the result of unrealized losses on investments of $276 thousand in the nine months ended September 30, 2015, compared with net unrealized gains of $446 thousand in the nine months ended September 30, 2014. Interest income also decreased from $535 thousand to $90 thousand from the prior year period.

Corporate interest expense was $4.1 million in the nine months ended September 30, 2015, compared to $3.2 million in the nine months ended September 30, 2014. This interest expense is primarily interest on borrowings under the Company’s credit agreement with Fortress and includes the risk mitigation interest expense of $312 thousand. Further details of the Company’s borrowings under the Fortress credit agreement are provided in Note 15-Debt, in the accompanying consolidated financial statements.

Corporate operating expenses include payroll, professional fees and other expenses. Payroll expenses, which include salaries, bonuses and benefits totaled $10.7 million in the nine months ended September 30, 2015, compared to $6.2 million in the nine months ended September 30, 2014. Corporate payroll expense includes the expense of head office management, legal and accounting staff as well as the payroll expense associated with the management of the Company’s tax exempt portfolio. Payroll expenses increased in 2015 as the Company expanded its staff as a result of our efforts to improve our reporting and controls infrastructure.

Other expenses were $7.9 million in the nine months ended September 30, 2015 and $5.4 million in the nine months ended September 30, 2014. The other expenses primarily consisted of professional fees, insurance, shareholder support, office rent and other office costs and travel expenses. Other expenses increased in 2015 as a result of our efforts to improve our reporting and controls infrastructure.

Provision for income taxes

Tiptree Financial had tax expense from continuing operations of $2.8 million in the three months ended September 30, 2015 as compared to a tax benefit of $1.4 million in the same period of 2014. The effective tax rate on income from continuing operations for the quarter ended September 30, 2015 was approximately (24.4)% compared to (34.1)% for the prior year period (which does not bear a customary relationship to statutory income tax rates). Differences from the statutory income tax rates are primarily the result of: (i) the fact that we are not a consolidated group for corporate income tax purposes, (ii) non-deductible transaction costs incurred on the Fortegra transaction, (iii) the effect of changes in valuation allowance on net operating losses reported by Tiptree Financial, Siena, Luxury, and MFCA, and (iv) the effect of state income taxes incurred on a separate legal entity basis.

For the nine months ended September 30, 2015, Tiptree Financial had a tax expense from continuing operations of $1.0 million, compared with a tax expense of $3.1 million in the same period of 2014. The key driver of the 2015 tax expense is due to significant income in our Fortegra subsidiary, while the key driver of the tax expense in 2014 was due to income in our asset management segment.

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

Balance Sheet Information - as of September 30, 2015 compared to the year ended December 31, 2014

The Company’s total assets were $3.5 billion as of September 30, 2015, compared to $8.2 billion as of December 31, 2014. The $4.7 billion decline in assets is primarily attributable to the completion of the sale of PFG and the corresponding removal of PFG separate account assets as of June 30, 2015, partially offset by the acquisition of Reliance which increased assets by approximately $83 million. Total stockholders’ equity of the Company was $406.8 million as of September 30, 2015 compared to $401.6 million as of December 31, 2014. Total stockholders’ equity of Tiptree Financial was $319.6 million as of September 30, 2015 compared to $284.5 million as of December 31, 2014. The primary reason for the change in Tiptree Financial Inc. stockholders’ equity was the gain attributable to Class A stockholders, the payments of dividends and the issuance of Class A shares in exchange for TFP units and the corresponding reduction in non-controlling interest.

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

EBITDA and ADJUSTED EBITDA - Three months ended September 30, 2015 and September 30, 2014.

Reconciliation from the Company’s GAAP net income to Non-GAAP financial measures - EBITDA and Adjusted EBITDA
(Unaudited)
($ in thousands)	Three Months Ended September 30,
	2015	2014
Net (loss) income available to Class A common stockholders	$(4,553)	$4,285
Add: net (loss) income attributable to noncontrolling interests	(1,835)	3,758
Less: net income from discontinued operations	—	1,807
(Loss) from Continuing Operations of the Company	$(6,388)	$6,236
Consolidated interest expense	6,329	3,056
Consolidated income taxes	2,829	(1,365)
Consolidated depreciation and amortization expense	10,034	1,733
EBITDA for Continuing Operations	$12,804	$9,660
Consolidated non-corporate and non-acquisition related interest expense(1)	(3,484)	(2,072)
Effects of Purchase Accounting related to the Fortegra acquisition(2)	(4,376)	—
Significant non-recurring costs	—	—
Subtotal Adjusted EBITDA for Continuing Operations of the Company	$4,944	$7,588

Income from Discontinued Operations of the Company(3)	$—	$1,807
Consolidated interest expense	—	2,873
Consolidated income taxes	—	1,345
Consolidated depreciation and amortization expense	—	1,409
EBITDA for Discontinued Operations	$—	$7,434
Consolidated non-corporate and non-acquisition related interest expense	—	—
Significant relocation costs	—	—
Subtotal Adjusted EBITDA for Discontinued Operations of the Company	$—	$7,434

Total Adjusted EBITDA of the Company	$4,944	$15,022

(1)
The consolidated non-corporate and non-acquisition related interest expense subtracted from Adjusted EBITDA includes interest expense associated with asset-specific debt at subsidiaries in the insurance and insurance services, specialty finance, real estate and corporate and other segments. For the quarter ended September 30, 2015, interest expense for the asset-specific debt was $76.0 thousand for insurance and insurance services, $1.2 million for specialty finance, $1.8 million for real estate and $0.4 million for corporate and other, totaling $3.5 million. For the quarter ended September 30, 2014, interest expense for the asset-specific debt was $0.5 million for specialty finance, $1.0 million for real estate and $0.6 million for corporate and other, totaling $2.1 million.

(2)
Tiptree’s purchase of Fortegra resulted in a number of purchase accounting adjustments being made as of the date of acquisition, which included setting deferred cost assets to a fair value of zero, modifying deferred revenue liabilities to their respective fair values, and recording a substantial intangible asset representing the value of the acquired insurance policies and contracts. Following the purchase accounting adjustments, current period expenses associated with deferred costs were more favorably stated by $1.1 million and current period income associated with deferred revenues were less favorably stated by $5.5 million. Thus, the purchase accounting effect increased EBITDA in the second quarter of 2015 by $4.3 million above what the historical basis of accounting would have generated. The impact of purchase accounting has been reversed to reflect an adjusted EBITDA without the purchase accounting effect.

(3)	See Note 5—Dispositions, Asset Held for Sale and Discontinued Operations, in the accompanying consolidated financial statements for further discussion of discontinued operations.

EBITDA and ADJUSTED EBITDA - Nine Months Ended September 30, 2015 and September 30, 2014.

Reconciliation from the Company’s GAAP net income to Non-GAAP financial measures - EBITDA and Adjusted EBITDA
(Unaudited)
($ in thousands)	Nine Months Ended September 30,
	2015	2014
Net income available to Class A common stockholders	$9,430	$7,950
Add: net income attributable to noncontrolling interests	1,957	7,717
Less: net income from discontinued operations	23,348	5,283
(Loss) income from Continuing Operations of the Company	$(11,961)	$10,384
Consolidated interest expense	17,652	8,513
Consolidated income taxes	962	(3,097)
Consolidated depreciation and amortization expense	36,857	5,063
EBITDA for Continuing Operations	$43,510	$20,863
Consolidated non-corporate and non-acquisition related interest expense(1)	(8,127)	(5,010)
Effects of Purchase Accounting related to the Fortegra acquisition(2)	(19,977)	—
Significant non-recurring costs(3)	1,349	—
Subtotal Adjusted EBITDA for Continuing Operations of the Company	$16,755	$15,853

Income from Discontinued Operations of the Company(4)	$23,348	$5,283
Consolidated interest expense	5,226	8,683
Consolidated income taxes	3,796	4,003
Consolidated depreciation and amortization expense	862	3,149
EBITDA for Discontinued Operations	$33,232	$21,118
Consolidated non-corporate and non-acquisition related interest expense	—	—
Significant relocation costs	—	—
Subtotal Adjusted EBITDA for Discontinued Operations of the Company	$33,232	$21,118

Total Adjusted EBITDA of the Company	$49,987	$36,971

(1)
The consolidated non-corporate and non-acquisition related interest expense is subtracted from EBITDA to arrive at Adjusted EBITDA. This includes interest expense associated with asset-specific debt at subsidiaries in the insurance and insurance services, specialty finance, real estate and corporate and other segments. For the nine months ended September 30, 2015, interest expense for the asset-specific debt was $0.2 million for insurance and insurance services, $2.4 million for specialty finance, $5.0 million for real estate and $0.5 million for corporate and other, totaling $8.1 million. For the nine months ended September 30, 2014, interest expense for the asset-specific debt was $1.0 million for specialty finance, $2.9 million for real estate, and $1.1 million for corporate and other segments, totaling $5.0 million.

(2)
Tiptree’s purchase of Fortegra resulted in a number of purchase accounting adjustments being made as of the date of acquisition, which included setting deferred cost assets to a fair value of zero, modifying deferred revenue liabilities to their respective fair values, and recording a substantial intangible asset representing the value of the acquired insurance policies and contracts. Following the purchase accounting adjustments, current period expenses associated with deferred costs were more favorably stated by $5.7 million and current period income associated with deferred revenues were less favorably stated by $25.7 million. Thus, the purchase accounting effect increased EBITDA in the third quarter of 2015 by $20.0 million above what the historical basis of accounting would have generated. The impact of purchase accounting has been reversed to reflect an adjusted EBITDA without the purchase accounting effect.

(3)
Significant acquisition related costs in connection with Care’s acquisition of the Royal Portfolio and Greenfield II Portfolio properties included taxes of $504 thousand, legal costs of $414 thousand and $431 thousand of other property acquisition expenses.

(4)	See Note 5—Dispositions, Asset Held for Sale and Discontinued Operations, in the accompanying consolidated financial statements for further discussion of discontinued operations.

Segment EBITDA and ADJUSTED EBITDA from continuing operations - Three months ended September 30, 2015 and September 30, 2014 (Unaudited)

($ in thousands)	Segment EBITDA and ADJUSTED EBITDA - Three months ended September 30, 2015 and September 30, 2014
	Insurance and insurance services	Specialty finance		Real estate		Asset management		Corporate and other		Totals
	Three Months Ended September 30,	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2015	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Pre tax income/(loss)	$10,123	$1,251	$(703)	$(2,612)	$7,003	$2,139	$2,341	$(14,460)	$(3,770)	$(3,559)	$4,871
Add back:
Interest expense	1,735	1,217	495	1,828	974	—	—	1,549	1,587	6,329	3,056
Depreciation and amortization expenses	5,765	269	142	3,932	1,591	—	—	68	—	10,034	1,733
Segment EBITDA	$17,623	$2,737	$(66)	$3,148	$9,568	$2,139	$2,341	$(12,843)	$(2,183)	$12,804	$9,660

EBITDA adjustments:
Asset-specific debt interest	(76)	(1,167)	(495)	(1,828)	(974)	—	—	(413)	(603)	(3,484)	(2,072)
Fortegra purchase accounting	(4,376)	—	—	—	—	—	—	—	—	(4,376)	—
Significant acquisition expenses	—	—	—	—	—	—	—	—	—	—	—
Segment Adjusted EBITDA	$13,171	$1,570	$(561)	$1,320	$8,594	$2,139	$2,341	$(13,256)	$(2,786)	$4,944	$7,588

Segment EBITDA and ADJUSTED EBITDA from continuing operations - Nine Months Ended September 30, 2015 and September 30, 2014 (Unaudited)

($ in thousands)	Segment EBITDA and ADJUSTED EBITDA - Nine months ended September 30, 2015 and September 30, 2014
	Insurance and insurance services	Specialty finance		Real estate		Asset management		Corporate and other		Totals
	Nine Months Ended September 30,	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2015	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Pre tax income/(loss)	$20,449	$2,254	$(2,170)	$(8,762)	$5,488	$6,664	$7,238	$(31,604)	$(3,269)	$(10,999)	$7,287
Add back:
Interest expense	5,249	2,562	950	4,968	2,930	—	—	4,873	4,633	17,652	8,513
Depreciation and amortization expenses	24,977	515	379	11,265	4,684	—	—	100	—	36,857	5,063
Segment EBITDA	$50,675	$5,331	$(841)	$7,471	$13,102	$6,664	$7,238	$(26,631)	$1,364	$43,510	$20,863

EBITDA adjustments:
Asset-specific debt interest	(219)	(2,444)	(950)	(4,968)	(2,930)	—	—	(496)	(1,130)	(8,127)	(5,010)
Fortegra purchase accounting	(19,977)	—	—	—	—	—	—	—	—	(19,977)	—
Significant acquisition expenses	—	—	—	1,349	—	—	—	—	—	1,349	—
Segment Adjusted EBITDA	$30,479	$2,887	$(1,791)	$3,852	$10,172	$6,664	$7,238	$(27,127)	$234	$16,755	$15,853

Liquidity and Capital Resources

Tiptree is a holding company and its liquidity needs are primarily for interest payments on the Fortress credit facility, compensation, professional fees, office rent and insurance costs.

The Company’s principal sources of liquidity are its holdings of unrestricted cash, cash equivalents and other liquid investments and distributions from operating subsidiaries and principal investments, including subordinated notes of CLOs. The Company intends to use its cash resources to continue to grow its businesses. Tiptree may seek additional sources of cash to fund acquisitions or investments. These additional sources of cash may take the form of debt or equity and may be at the parent, subsidiary or asset level. Restricted cash primarily consists of cash collateral for our U.S. Treasury short positions.

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

As of September 30, 2015, the Company had unrestricted cash of $98.7 million compared to $170.1 million at June 30, 2015, a net decrease of $71.4 million. The primary components of the decrease are discussed below.

During the third quarter of 2015, the Company contributed an aggregate of $40 million to Telos 7, which entered into a warehouse credit facility and began acquiring loans in anticipation of launching a CLO. The Company also invested $20.9 million in NPL portfolios and $7.5 million to acquire Reliance.

The Company also used $11.4 million to pay estimated taxes during the quarter.

Consolidated Comparison of Cash Flows

Summary Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2015 and September 30, 2014

($ in thousands)	Nine Months Ended September 30,
	2015	2014
Net cash provided by/(used in):
Operating activities
Operating activities - continuing operations (excluding VIEs)	$(5,192)	$11,377
Operating activities - VIEs	23,705	4,426
Operating activities - discontinued operations	(6,198)	37,047
Total cash provided by operating activities	12,315	53,317

Investing activities
Operating activities - continuing operations (excluding VIEs)	(234,569)	(20,980)
Operating activities - VIEs	119,443	(212,878)
Operating activities - discontinued operations	11,866	3,936
Total cash provided by investing activities	(103,260)	(229,922)

Financing activities
Operating activities - continuing operations (excluding VIEs)	196,635	48,196
Operating activities - VIEs	(83,301)	193,378
Operating activities - discontinued operations	(5,000)	(5,167)
Total cash provided by financing activities	108,334	235,940

Net increase in cash	$17,389	$59,335
The amounts associated with operating, investing and financing activities for the nine months ended September 30, 2015 and 2014 from discontinued operations are presented as a component of the Company’s consolidated statements of cash flows.
2015
Operating Activities
Cash used in continuing operations (excluding VIEs) was $5.2 million for the nine months ended September 30, 2015. The primary sources of cash from continuing operations were: the inclusions of Fortegra and increased revenues at Care as a result of the increased investment in properties during the period. The primary uses of cash from continuing operations were: increased balances in mortgage loans held for sale as a result of higher volume in our mortgage segment, from both the inclusion of Reliance and improved industry conditions, payment of taxes primarily related to the gain on sale of PFG, loan growth at Siena, and an increase in corporate expenses due to our investment in our controls and reporting infrastructure.

Cash provided by operating activities - VIEs was $23.7 million for the nine months ended September 30, 2015. The primary source of cash from operating activities - VIEs were the net gain on the sale of loans within the CLOs and retained cash from the CLOs.

Cash used in operating activities - discontinued operations for the nine months ended September 30, 2015 was $6.2 million. The primary driver of the cash used was the repayment of policy liabilities, offset by net income from operations.

Investing Activities

Cash used in investing activities from continuing operations (excluding VIEs) was $234.6 million. The primary drivers of these investments were our: investments in NPLs, investments in real estate properties at Care, growth in average loan balances at Siena, Fortegra’s acquisition of the remaining 37.6% of ProtectCell and Fortegra’s repayment of debt outstanding.

Cash provided by investing activities - VIEs was $119.4 million for the nine months ended September 30, 2015. The primary driver of the increase in cash from investing activities - VIEs was proceeds from loan repayments and sales of loans, net of purchases of loans.

Cash provided by investing activities - discontinued operations was $11.9 million for the nine months ended September 30, 2015. The primary driver of the sources was repayment of policy holder loans.

Financing Activities

Cash provided by financing activities for continuing operations (excluding VIEs) for the nine months ended September 30, 2015 was $196.6 million. The primary drivers of the cash provided from continuing operations were: borrowings on the mortgage warehouse facilities to fund the growth in mortgage volume, including the addition of Reliance, borrowings at Care to fund its growth in investments in real estate, and borrowings at Siena to fund its loan growth, collectively offset by the repayment of debt at Fortegra.

Cash used in financing activities - VIEs was $83.3 million for the nine months ended September 30, 2015. The primary driver of the uses of cash in financing activities - VIEs was reduction in CLO liabilities.

Cash used in financing activities - discontinued operations was $5.0 million for the nine months ended September 30, 2015. The primary driver of the cash used in financing activities - discontinued operations was the repayment of debt outstanding.

2014

Operating Activities

Cash provided by continuing operations (excluding VIEs) was $11.4 million for the nine months ended September 30, 2014. The primary sources of cash from continuing operations (excluding VIEs) were: operating cash generated at Care, a $7.9 million gain on the repayment of a loan, repayments of tax exempt securities, and net proceeds from the issuance of subordinated notes in Telos 5, collectively offset by increased balances of mortgage loans held due to acquisition of Luxury and the repayment of taxes.

Cash provided by operating activities - VIEs was $4.4 million for the nine months ended September 30, 2014. The primary source of cash from operating activities - VIEs was the net gains on sale of loans in the CLOs.

Cash provided by operating activities - discontinued operations was $37.0 million for the nine months ended September 30, 2014. The primary driver of the cash provided was an increase in payables related to policy terminations and income from operations.

Investing Activities

Cash used in investing activities from continuing operations (excluding VIEs) was $21.0 million for the nine months ended September 30, 2014. The primary uses of cash from investing activities from continuing operations (excluding VIEs) were: the acquisition of Luxury, the purchase of trading securities, and growth in loans at Siena.

Cash used in investing activities - VIEs was $212.9 million for the nine months ended September 30, 2014. The primary driver of the use of cash in investing activities - VIEs was investments in new loans in the CLOs, net of repayments and sales.
Cash provided by investing activities - discontinued operations for the nine months ended September 30, 2014 was $3.9 million. The primary driver of cash provided from investing activities was the repayment of policy holder loans, partially offset by the purchase of property, plant and equipment.
Financing Activities
Cash provided by continuing operations (excluding VIEs) was $48.2 million for the nine months ended September 30, 2014. The primary sources of cash were: increased borrowings at Siena to fund loan growth, borrowings on mortgage warehouse lines related to the acquisition of Luxury, and repayment of the Telos 5 warehouse, net of new borrowings to fund the Telos 6 warehouse.
Cash provided by financing activities - VIEs was $193.4 million for the nine months ended September 30, 2014. The primary driver of the sources of cash in financing activities - VIEs was an increase in CLO liabilities.
Cash used in financing activities - discontinued operations was $5.2 million for the nine months ended September 30, 2014. The primary driver of the cash used was the repayment of debt outstanding.

Contractual Obligations

The table below summarizes Tiptree’s consolidated contractual obligations by period for payments that are due as of September 30, 2015:

($ in thousands)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Mortgage notes payable and related interest (1)	$8,983	$41,118	$117,923	$45,227	$213,251
Trust Preferred Securities (2)	—	—	—	35,000	35,000
Notes payable CLOs (3)	—	—	—	1,801,540	1,801,540
Credit agreement/Revolving line of credit (4)	8,376	61,849	128,000	—	198,225
Operating lease obligations (5)	5,391	9,020	5,791	2,577	22,779
Total	$22,750	$111,987	$251,714	$1,884,344	$2,270,795

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

On July 25, 2013, Siena closed on a line of credit with Wells Fargo Bank. As of June 30, 2015 this revolving line is $65.0 million with an interest rate of LIBOR plus 250 basis points and a maturity date of October 17, 2016. As of September 30, 2015, there was $43.6 million outstanding on this line (see Note 15—Debt, in the accompanying consolidated financial statements).
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

On December 4, 2014, Fortegra entered into an amended and restated $140.0 million secured credit agreement (the “Credit Agreement”) among: (i) Fortegra and its wholly owned subsidiary LOTS Intermediate Co. (“LOTS”), as borrowers (Fortegra and LOTS, collectively, the “Borrowers”); (ii) the initial lenders named therein; and (iii) Wells Fargo Bank, National Association, as administrative agent, swingline lender, and issuing lender. The Credit Agreement provides for a $50.0 million term loan facility and a $90.0 million revolving credit facility. Subject to earlier termination, the Credit Agreement terminates on December 4, 2019. The weighted average rate paid for the nine months ended September 30, 2015 was 3.19%. The Borrowers are required to repay the aggregate outstanding principal amount of the initial $50.0 million term loan facility in consecutive quarterly installments of $1.25 million commencing March 2015.
Fortegra has a $15.0 million revolving line of credit agreement (the “Line of Credit”) with Synovus Bank, entered into on October 9, 2013, with a maturity date of April 30, 2017.  The Line of Credit bears interest at a rate of 300 basis points plus 90-day LIBOR, and is available specifically for the South Bay premium financing product. The weighted average rate paid for the nine months ended September 30, 2015 was 3.28%.

(5)
Minimum rental obligation for Tiptree, Care, MFCA, Siena, Luxury and Fortegra office leases. The total rent expense for the Company for the three months ended September 30, 2015 and 2014 was $1.7 million and $646 thousand, respectively. The total rent expense for the Company for the nine months ended September 30, 2015 and 2014 was $4.1 million and $1.8 million, respectively.

Tiptree’s subsidiary Siena, issues standby letters of credit for credit enhancements that are required by their borrower’s respective businesses. As of September 30, 2015 there was $2.7 million outstanding relating to these letters of credit.

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

Off-Balance Sheet Arrangements

Our mortgage origination subsidiaries enter into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes, as well as commitments to sell real estate loans to various investors. Substantially all of the commitments by our mortgage origination subsidiaries to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. In addition, Siena issues standby letters of credit to customers which generally guarantee the borrower’s performance. Other than these commitments to originate and sell loans and letters of credit, the Company did not guarantee any obligations of unconsolidated entities, or express intent to provide additional funding to any such entities. Other than the consolidation of Telos 1, Telos 2, Telos 3, Telos 4, Telos 5 and Telos 6, Tiptree does not maintain any other relationships with unconsolidated entities or financial partnerships, special purpose or VIEs, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2015, Tiptree did not guarantee any obligations of unconsolidated entities, enter into any commitments or express intent to provide additional funding to any such entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information contained in this Item.

Item 4. Controls and Procedures

The Company’s management, with the participation of its Co-Chief Executive Officers, its Executive Chairman and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of September 30, 2015. Based upon that evaluation, the Company’s Co-Chief Executive Officers, its Executive Chairman and Chief Financial Officer have concluded that, because the remediation measures designed to address the material weakness in its internal control over financial reporting described below have not yet been fully implemented or sufficiently tested, the Company’s disclosure controls and procedures were not effective as of September 30, 2015. The Company’s management excluded Reliance from the evaluation of disclosure controls and internal control over financial reporting since Reliance was acquired by the Company on July 1, 2015.

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

The Company conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the framework established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). If we identify any material weaknesses, the rules do not allow the Company to conclude that our internal control over financial reporting is effective.

As of September 30, 2015, the Company identified internal control deficiencies relating to the review of (1) the Company’s accounting for income taxes, (2) the presentation and classification of cash flow statement amounts and (3) acquisition related accounting. The Company believes these deficiencies were the result of staffing levels in the Company’s accounting and finance group at that time, including staff turnover during the first quarter of 2015. The aggregate of these internal control deficiencies resulted in a material weakness in internal control over financial reporting as of March 31, 2015. The Company made corrections in the current period related to income taxes, cash flow reclassifications and acquisition related accounting. The Company has determined that corrections in the prior periods were immaterial.

To remediate the material weakness in internal control over financial reporting described above, the Company is executing on its pre-existing plan to replace departed staff and to add additional accounting resources. Specifically, the Company took the following steps in the second quarter of 2015 to remediate the internal control deficiencies described above: (1) hired a Chief Financial Officer to replace the Chief Financial Officer who departed in the first quarter of 2015, hired a Vice President, Tax, and a Vice President, SOX Compliance and Risk Management and hired additional accounting and finance staff, (2) added procedures to review the Company’s accounting for income taxes, (3) added procedures to reconcile the presentation and classification of cash flow statement amounts and (4) added procedures to review the Company’s acquisition related accounting.

Commencing in the third quarter of 2015 the Company made the following additional control changes: (1) established additional monthly business level reviews of financial information prepared by the Company’s subsidiaries under the leadership of the Chief Financial Officer and senior management of the Company responsible for financial reporting, (2) engaged a nationally recognized accounting firm to provide accounting, SEC reporting advice, and technical accounting advisory services to supplement the expertise of the Company’s accounting personnel, (3) dedicated additional internal personnel to the documentation, and testing of internal controls and increased its use of outside consultants experienced in designing and testing internal controls over financial reporting based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO, (4) formalized and implemented a spreadsheet controls policy and is developing additional governance and accounting policies and procedures to strengthen its internal control over financial reporting, (5) implemented a process to document the review of SSAE 16 reports received from third party service providers impacting the Company’s financial reporting process, (6) assessed various technology tools to enhance data integrity and the Company’s account reconciliation process for deployment in 2016 and (7) began an analysis of the costs, benefits and required actions to create a consolidated group for state and federal tax purposes to simplify the complexity of the preparation of the Company’s tax provision created by the Company’s existing structure.

The Company is committed to achieving and maintaining a strong internal control environment and believes that these remediation efforts will result in significant improvements in our controls during the current fiscal year and in 2016. This commitment is accompanied by management’s focus on processes and related controls to achieve accurate and reliable financial reporting. The Company has begun to implement the remediation efforts described above; however until the remediation actions are fully implemented and the operational effectiveness of related internal controls validated through testing, the material weakness described above will continue to exist.

Further, the Company's documentation and testing to date have identified certain gaps in the documentation, design and effectiveness of internal controls over financial reporting that the Company has either remediated or is in the process of remediating. The Company’s documentation and testing will continue through the fourth quarter. There is significant risk that given the large amount of work to be completed in a limited time, the Company may identify significant deficiencies or additional material weaknesses that cannot be remediated by the time the Company files its Annual Report on Form 10-K.

Even if the Company is able to complete its documentation and testing process in a timely manner, the Company can provide no assurances as to its, or its independent public accounting firm's, conclusions with respect to the effectiveness of its internal controls over financial reporting at the time the Company files its Annual Report on Form 10-K.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Tiptree’s Fortegra subsidiary is a defendant in Mullins v. Southern Financial Life Insurance Co., which was filed on February 2, 2006, in the Pike Circuit Court, in the Commonwealth of Kentucky. A class was certified on June 25, 2010. At issue is the duration or term of coverage under certain policies. The action alleges violations of the Consumer Protection Act and certain insurance statutes, as well as common law fraud. The action seeks compensatory and punitive damages, attorney fees and interest. Plaintiffs filed a Motion for Sanctions on April 5, 2012 in connection with Fortegra's efforts to locate and gather certificates and other documents from Fortegra's agents. While the court did not award sanctions, it did order Fortegra to subpoena certain records from its agents. Although Fortegra appealed the order on numerous grounds, the Kentucky Supreme Court ultimately denied the appeal in April 2014. Consequently, Fortegra has retained a special master to facilitate the collection of certificates and other documents from Fortegra's agents. On January 29, 2015, the trial court issued an Order denying Fortegra’s motion to decertify the class, which Fortegra has appealed. On July 8, 2015, the Kentucky Court of Appeals dismissed Fortegra’s appeal, on the grounds that the court lacked subject-matter jurisdiction. No trial or hearings are currently scheduled in this matter.

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

Item 1A. Risk Factors

For information regarding factors that could affect our Company, results of operations and financial condition, see the risk factors discussed under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material change in those risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Recent Sales of Unregistered Securities
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity for the three months ended September 30, 2015 was as follows:

Period	Purchaser	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2015 to July 31, 2015: Open Market Purchases	Tiptree Financial	10,885	$7.39	10,885	$—
	Michael Barnes	11,151	7.38	11,151	—
	Total	22,036	$7.39	22,036	$—

August 1, 2015 to August 31, 2015: Open Market Purchases	Tiptree Financial	18,100	$5.51	18,100	$2,400,209
	Michael Barnes	18,100	5.55	18,100	2,399,483
	Total	36,200	$5.53	36,200	$4,799,692

September 1, 2015 to September 30, 2015: Open Market Purchases	Tiptree Financial	51,626	$6.65	51,626	$2,056,931
	Michael Barnes	50,760	6.68	50,760	2,060,388
	Total	102,386	$6.66	102,386	$4,117,319

(1)
On July 2, 2015, Tiptree Financial and Michael Barnes, Tiptree Financial’s Executive Chairman, completed the prior share repurchase program and Rule 10b5-1 plan, respectively, which each had entered into on December 4, 2014. As such, no further purchases were made pursuant to such plans. On August 18, 2015, Tiptree Financial engaged a broker in connection with a new share repurchase program for the repurchase of up to $2.5 million of its outstanding Class A common stock. In addition, on the same date, Mr. Barnes entered into a Rule 10b5-1 plan pursuant to which he may, for his own account, purchase up to $2.5 million of Tiptree Financial’s outstanding Class A common stock. Repurchases by Tiptree Financial and purchases by Mr. Barnes will be made through a single broker and are anticipated to be allocated equally between Tiptree Financial and Mr. Barnes (or to Tiptree Financial in the case of trades that cannot be split evenly). The Company expects the share purchases to be made from time to time in the open market or through privately negotiated transactions, or otherwise, subject to applicable laws and regulations. Unless otherwise completed or terminated earlier, the repurchase program will expire on August 19, 2016.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits, Financial Statement Schedules

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Tiptree Financial Inc. has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Tiptree Financial Inc.

Date:	November 13, 2015	By:/s/ Michael Barnes
Michael Barnes
Executive Chairman

Date:	November 13, 2015	By:/s/ Jonathan Ilany
Jonathan Ilany
Chief Executive Officer

Date:	November 13, 2015	By:/s/ Sandra Bell
Sandra Bell
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Executive Chairman pursuant to Section 302 of the Sarbanes-OxleyAct of 2002 (filed herewith).

31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Executive Chairman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

* Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets for September 30, 2015 and December 31, 2014, (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014, (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the period ended September 30, 2015, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 and (vi) the Notes to the Consolidated Financial Statements.