Form 10-K
period 2015-12-31
TIPTREE FINANCIAL INC.
filed 2016-03-15
CIK 1393726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015
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
Large accelerated filer ☐                    Accelerated filer ☐
Non-accelerated filer ☐ Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was approximately $215,646,610, based upon the closing sales price of $7.25 per share as reported on the NASDAQ Capital Market. For purposes of this calculation, all of the registrant’s directors and executive officers were deemed to be affiliates of the registrant.
As of March 10, 2016, there were 34,971,065 shares, par value $0.001, of the registrant’s Class A common stock outstanding and 8,049,029 shares, par value $0.001, of the registrant’s Class B common stock outstanding.

Documents Incorporated by Reference
Certain information in the registrant’s definitive proxy statement to be filed with the Commission relating to the registrant’s 2016 Annual Meeting of Stockholders is incorporated by reference into Part III.

TIPTREE FINANCIAL INC.
Table of Contents
Annual Report on Form 10-K
December 31, 2015

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

The factors described herein are not necessarily all of the important factors that could cause actual results or developments to differ materially from those expressed in any of our forward-looking statements.  Other unknown or unpredictable factors also could affect our forward-looking statements. Consequently, our actual performance could be materially different from the results described or anticipated by our forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by the applicable law, we undertake no obligation to update any forward-looking statements.

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
“Consolidated CLOs” means Telos 5 and Telos 6.
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
“Greenfield” means Greenfield Holdings, LLC.
“HIPAA” means the Health Insurance Portability and Accountability Act of 1996.
“Luxury” means Luxury Mortgage Corp.
“Mariner” means Mariner Investment Group LLC.
“MCM” means Muni Capital Management, LLC.
“MFCA” means Muni Funding Company of America LLC.
“NAIC” means the National Association of Insurance Commissioners.
“NPL” means nonperforming residential real estate mortgage loans.
“NPPF I” means Non-Profit Preferred Funding Trust I.

“Operating Company” means Tiptree Operating Company, LLC.
“PFAS” means Philadelphia Financial Administration Services Company, LLC.
“PFG” means Philadelphia Financial Group, Inc.
“RAIT” means RAIT Financial Trust.
“Reliance” means Reliance First Capital, LLC.
“REO” means real estate owned.
“Royal” means Royal Senior Care Management LLC.
“SEC” means the U.S. Securities and Exchange Commission.
“Securities Act” means the Securities Act of 1933, as amended.
“Seneca” means Seneca Mortgage Servicing LLC.
“Siena” means Siena Capital Finance LLC.
“Star Asia Entities” means collectively Star Asia Finance, Limited, Star Asia Opportunity, LLC, Star Asia Opportunity II, LLC and Star Asia SPV, LLC.
“Synovus” means Synovus Bank.
“TAMCO” means Tiptree Asset Management Company, LLC.
“TDH” means Tiptree Direct Holdings LLC.
“Telos” means Telos Asset Management, LLC.
“Telos 1” means Telos CLO 2006-1, Ltd.
“Telos 2” means Telos CLO 2007-2, Ltd.
“Telos 3” means Telos CLO 2013-3, Ltd.
“Telos 4” means Telos CLO 2013-4, Ltd.
“Telos 5” means Telos CLO 2014-5, Ltd.
“Telos 6” means Telos CLO 2014-6, Ltd.
“Telos 7” means Telos CLO 2016-7, Ltd.
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
“Tricadia” means Tricadia Holdings, L.P.
“Westside Loan” means that certain loan by an affiliate of Care which was secured by skilled nursing facilities as well as collateral relating to assisted living facilities and a multifamily property.

Item 1. Business

OVERVIEW
Tiptree Financial is a diversified holding company that primarily acquires and manages controlling interests of operating businesses. The Company, whose operations date back to 2007, currently has subsidiaries that operate in the following four segments: insurance and insurance services, specialty finance, asset management and real estate. The Company’s principal investments are included in a corporate and other segment. Tiptree Financial’s Class A common stock trades on the NASDAQ Capital Market. All of Tiptree Financial’s Class B common stock is owned by TFP. Tiptree Financial’s Class B common stock has voting but no economic rights.

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

Effective January 1, 2016, Tiptree Financial, TFP and Operating Company created a consolidated group among themselves and various Operating Company subsidiaries for U.S. federal income tax purposes, with Tiptree Financial being the parent company. In connection with the creation of the consolidated group, TFP and Operating Company elected to be treated as corporations for U.S. federal income tax purposes, and Tiptree Financial contributed its 28% interest in Operating Company to TFP in exchange for 4,307,023 additional common units of TFP. As a result of these steps, effective January 1, 2016, Tiptree Financial directly owns 81.29% of TFP and TFP directly owns 100% of Operating Company.

The following charts show a simplified version of our organizational structure:

As of December 31, 2015	As of January 1, 2016

For more information on our ownership and structure, see Note 1—Organization and Note 19—Stockholders’ Equity, within the accompanying consolidated financial statements.

SIGNIFICANT EVENTS IN 2015

On January 1, 2015, Fortegra exercised an option to acquire the remainder of ProtectCELL, which is now 100% owned by Fortegra.

On February 9, 2015, affiliates of Care acquired five seniors housing communities with affiliates of Royal for $29.3 million which are managed by Royal pursuant to a management agreement.

On March 30, 2015, Care completed the purchase of six seniors housing communities for $54.5 million. The properties are leased to Greenfield, who operate the properties.

In May 2015, the Company leveraged its $25.0 million to seed Telos Credit Opportunities Fund, L.P., a leveraged loan fund managed by the Company’s Telos subsidiary with an asset based secured credit facility of which $54.9 million was outstanding as of December 31, 2015.

During the second quarter, the Company sold its investments in the subordinated notes issued by Telos 2 and Telos 4 to partly fund the diversification of its principal investments and to recycle capital from existing CLOs into a warehouse facility with the objective of creating new CLOs to increase asset management fees. The sales generated net cash of $39.7 million and realized losses of $8.0 million.

On June 30, 2015, the Company completed the sale of its PFG subsidiary for proceeds to the Company of $142.8 million at closing and future payments over the next two years totaling approximately $7.3 million. The sale resulted in a pre-tax gain of approximately $27.2 million and an after tax gain of $15.6 million in 2015, which is classified as a gain on sale from discontinued operations. The Company has reclassified the income and expenses attributable to PFG to income from discontinued operations, net for 2014 and 2015.

On July 1, 2015, the Company completed the acquisition of Reliance, a retail mortgage originator, for $7.5 million in cash, 1,625,000 shares of Class A common stock, $2.78 million in working capital adjustments and an earn-out provision over 3 years of up to 2 million Tiptree Class A shares.

During the second half of 2015, we contributed an aggregate of $45 million to a special purpose vehicle, Telos CLO 2016-7, Ltd. (“Telos 7”), which entered into a warehouse credit facility in anticipation of launching a new CLO, of which $119.5 million was outstanding as of December 31, 2015.

During 2015, the Company made principal investments in pools of NPLs of approximately $39.7 million. In the first quarter of 2016, the Company purchased an additional $8.0 million in NPLs, bringing the Company’s total investment in NPLs to $47.7 million as of the date of this report.

In the fourth quarter of 2015, the Company and its subsidiaries purchased approximately 1.4 million common shares of RAIT, a publicly traded multi-strategy commercial real estate investment trust, for an aggregate of $3.5 million. In the first quarter of 2016, the Company and its subsidiaries purchased an additional approximately 5.2 million common shares of RAIT for an aggregate of $12.6 million.

During 2015, Tiptree Financial returned $7.3 million to Class A stockholders through dividends of $3.3 million and stock repurchases of $4.0 million. For further details, see “Part II—Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Purchases of Equity Securities by the Issuer and Affiliated Purchasers.”

HOLDING COMPANY

Tiptree’s Strategy
Tiptree Financial is a diversified holding company that draws upon the extensive experience of its management team in the areas of insurance, specialty finance, asset management, real estate and credit investing to acquire controlling interests of operating businesses. We believe our business ownership mix of (i) specialty insurance, insurance services and warranty protection companies, (ii) operating companies which principally originate or own tangible assets, and (iii) asset management companies which earn fees from third-party investment vehicles, provides business synergies which generate a higher overall return on shareholder capital.

When making new acquisitions, we strive to identify businesses that: (i) have strong and experienced management, (ii) have the potential to generate attractive and stable cash returns on capital with limited downside, (iii) complement existing businesses or strategies through clearly identifiable synergies, and (iv) have sustainable and scalable business models. Tiptree’s permanent capital base allows us to have a long term view of our businesses, providing a competitive advantage relative to alternative capital sources with shorter-term objectives. We will retain a well-performing business for an indefinite period, but will consider selling a business when we believe material shareholder value creation will be achieved.

When we acquire a business, we aim to partner with the management and employees, providing assistance when needed, but relying on their unique expertise to run the business day-to-day. We enhance the value of our businesses by utilizing our experience in capital markets, mergers and acquisitions, capital raising, credit markets, distressed investing, securitization, asset management, corporate governance and government regulatory issues. We also optimize the efficiencies of our business operations by strategically using the resources and talents of our more than 900 employees at our consolidated subsidiaries.

We seek to adopt a prudent approach with regard to our capital structure, the diversification of financial risk and the avoidance of reputational risk. We evaluate our performance primarily by the comparison of our shareholder’s long-term total return on capital to alternative investment options and major market indices.

Tiptree Regulation
Because Tiptree Financial indirectly owns capital stock in several insurance company subsidiaries, it is subject to the state insurance holding company statutes of states in which it has insurance operations, which limit affiliate transactions and dividends or distributions from our insurance subsidiaries. See “—Operating Businesses—Insurance and Insurance Services—Regulation” and “Risk Factors—Risks Related to our Structure—Because we are a holding company, our ability to meet our obligations and pay dividends to stockholders will depend on distributions from our subsidiaries that may be subject to restrictions.” The holding company statutes, as well as other laws, also require, among other things, prior regulatory approval of an acquisition of control of a domestic insurer, certain transactions between affiliates and payments of extraordinary dividends or distributions. As a holding company, Tiptree Financial is not regulated as an insurance company.

Each of Tiptree’s operating businesses is subject to regulation as described under “— Operating Businesses” below.

The 1940 Act may limit the types and nature of businesses that we engage in and assets that we may acquire. See “Risk Factors—Risks Related to Regulatory and Legal Matters—Maintenance of our 1940 Act exemption will impose limits on our operations.”
Tiptree’s Competition

Each of our businesses faces competition, as discussed under “—Operating Businesses” below. In addition to the competition our businesses face, we are subject to significant competition for acquisition opportunities. Our competitors for acquisition include commercial and investment banks, mortgage companies, specialty finance companies, insurance companies, asset managers, private equity funds, hedge funds, family offices, real estate investment trusts, limited partnerships, business development companies and special purpose acquisition vehicles. Many of our competitors are significantly larger, have greater access to capital and other resources and may possess other competitive advantages. We believe that Tiptree Financial’s position as a public company may provide a competitive advantage over privately held entities that compete to acquire certain target businesses, unlike private buyers of companies such as private equity firms, Tiptree is able to pay for certain acquisitions with its own equity securities in addition to cash.

Tiptree Employees

As of December 31, 2015, Tiptree had 929 employees. As of that date, 20 persons provided services to Tiptree (as employees or pursuant to a services agreement) at the holding company level.

OPERATING BUSINESSES
Insurance and Insurance Services
Tiptree’s insurance operations consist of Fortegra, a specialized insurance and insurance services company offering consumer related protection products, including credit insurance, non-standard auto insurance, warranties, service contracts, auto warranty and roadside assistance. Fortegra also offers administration services through a vertically integrated platform and provides fronting services for self-insured clients.
Fortegra’s products and related services offer protection from life events and uncertainties along with simplified steps to ease consumers’ recovery. Credit insurance and debt protection products offer consumers the option to protect a loan balance in the event of death, disability, job loss or other events that could impair the consumers’ ability to repay a debt and damage their credit. Fortegra’s non-standard auto insurance programs, administered by managing general agents (“MGAs”), focus on servicing consumers in the non-standard market. Warranty and other service contracts for mobile handsets, furniture and major appliances provide consumers protection from product failure and loss. Automotive products protect consumers from mechanical failure and provide roadside assistance when needed.

Fortegra’s products are marketed under its Fortegra, Life of the South, ProtectCELL, 4Warranty, United Motor Club, Continental Car Club, Auto Knight and Consecta brands. Through these brands, Fortegra delivers credit insurance, debt protection, warranty contracts, motor club solutions, membership plans and other services to installment loan companies, retailers, independent wireless dealers, regional banks, community banks, warranty administrators, automobile dealers, vacation ownership developers and credit unions. Fortegra’s clients then offer these products and services to their customers in conjunction with consumer transactions.

Fortegra typically structures agreements with its clients whereby they share in the economic results of the program either through retrospective commission arrangements or producer-owned reinsurance companies. Fortegra may selectively assume insurance underwriting risk to meet clients’ needs or to enhance its profitability.

Fortegra generates revenues from net earned premiums. These premiums consist of direct and assumed earned premiums generated from the direct sale of payment protection insurance policies and non-standard auto insurance policies and premiums written by another carrier for payment protection insurance policies assumed by Fortegra. In addition to ceding premiums to producer owned reinsurance companies, Fortegra elects to cede to reinsurers a significant portion of the credit and auto insurance that it underwrites for loss protection and capital management purposes. Net earned premiums are offset in-part by commission expenses and loss and loss adjustment expenses.

In addition, Fortegra generates service and administrative fee revenue for administering payment protection products and fronting arrangements on behalf of its clients and earns service and administrative fees from sales of warranty products and motor club solutions. These revenues are offset in part by commission expenses and member benefit claims. Fortegra earns ceding commissions for credit insurance that it cedes to reinsurers through coinsurance arrangements. In addition, Fortegra generates net investment income from its investment portfolio.

Competition

Fortegra operates in several niche markets and we believe that no single competitor competes against it in all of its business lines. The markets in which Fortegra operates are competitive based on many factors, including price, industry knowledge, quality of client service, sales force effectiveness, technology platforms and processes, the security and integrity of information systems, financial strength ratings, breadth of products and services, brand recognition and reputation. Fortegra’s credit protection products and warranty service contracts compete with similar products of insurance companies, warranty companies and other insurance service providers. Many of Fortegra’s competitors are significantly larger, have greater access to capital and may possess other competitive advantages. The principal competitors for Fortegra include: The Warranty Group, Inc., Assurant, Inc., eSecuritel Holdings, LLC, Asurion, LLC, AmTrust Financial Services, Inc. and several smaller regional companies.

Regulation
Fortegra’s business is subject to extensive regulation and supervision, including at the federal, state, local and foreign levels. Fortegra’s insurance company, service contract, and motor club subsidiaries are subject to regulation in the various states and jurisdictions in which it transacts business. Fortegra’s insurance products and its business are also affected by U.S. federal, state and local tax laws, and the tax laws of non-U.S. jurisdictions.
Fortegra owns and operates insurance company subsidiaries to meet the various requirements of the jurisdictions where it operates. Fortegra’s insurance subsidiaries are generally restricted by the insurance laws of their respective domiciles as to the amount of dividends they may pay without the prior approval of the respective regulatory authorities. Generally, the maximum dividend that may be paid by an insurance subsidiary during any year without prior regulatory approval is limited to a stated percentage of that subsidiary’s statutory surplus as of a certain date, or net income of the subsidiary for the preceding year.
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
In connection with the Dodd-Frank Act, Congress created the CFPB. While the CFPB does not have direct jurisdiction over insurance products under the Dodd-Frank Act, it is possible that regulatory actions taken by the CFPB may affect the sales practices related to these products and thereby potentially affect Fortegra’s business or the clients that it serves.
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
Employees
At December 31, 2015, Fortegra employed 411 employees, on a full or part time basis.
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
Specialty Finance
Tiptree’s specialty finance operations consists of a controlling ownership interest in Siena, which provides asset-based loans to smaller U.S. businesses, our mortgage origination business, which is conducted through two entities, Reliance, which is wholly owned and Luxury, which is 67.5% owned by the Company. The Company intends to continue to grow its specialty finance operations organically through increased volume, through acquisitions and by exploring strategic alternatives with respect to new financing products.

Mortgage Business
The operations of Luxury and Reliance include the origination, packaging and sale of mortgage loans, primarily FHA/ VA, conforming/agency and jumbo mortgage loans. The loans are typically sold shortly after origination into a liquid secondary market. Loans sold into the secondary market may be sold “servicing-retained” or “servicing-released,” referring to whether the rights to service the mortgage are retained by the originator or released to the secondary market investor at the time of sale. Luxury and Reliance currently sell all of their loans on a servicing released basis. However, Reliance has the appropriate approvals to retain servicing and expects to begin doing so on a limited basis in 2016. Our mortgage business is financed using warehouse revolving credit facilities to fund mortgage loans held for sale. Revenues are generated from gain on sale of loans, net interest income and loan fee income.

Our mortgage business offers a variety of residential fixed and adjustable rate mortgage products. We currently use two production channels to originate or acquire mortgage loans: retail sales offices (commonly referred to as “retail”), and a broker channel (commonly referred to as “wholesale”). Each production channel produces similar mortgage loan products and generally applies the same underwriting standards. We leverage technology to streamline the mortgage origination process and bring service and convenience to both channels. In the wholesale channel, brokers are able to register and lock loans, check the status of the loan, and deliver documents in electronic format through the Internet. Our sales support team assists brokers in jurisdictions where our mortgage business is licensed to do business.

In the retail channel, loans are originated by mortgage loan originators employed by us. When loans are originated on a retail basis, the origination documentation is completed internally inclusive of customer disclosures and other aspects of the lending process and the funding of the transactions. In the wholesale channel, an unaffiliated bank, mortgage bank, or mortgage brokerage company completes much of the loan paperwork. All loans are underwritten on a loan-level basis to our underwriting standards.

Competition

The market for origination of residential mortgages is highly competitive. There are a large number of institutions offering mortgage loans, including many that operate on a national scale, as well as local savings banks, commercial banks, and other lenders. With respect to those products that we offer, we compete by offering competitive interest rates, fees, and other loan terms and services and by offering efficient and rapid service. Many of our mortgage business competitors are larger and have access to greater financial resources. In addition, many of the largest competitors are banks or are affiliated with banking institutions, the advantages of which include, but are not limited to, the ability to hold mortgage loan originations in an investment portfolio and having access to financing with more favorable terms, including lower interest rate bank deposits as a favorable source of funding.

Regulation
Our mortgage business is subject to extensive regulation by federal, state and local governmental authorities, including the CFPB, the Federal Trade Commission and various state agencies that license, audit and conduct examinations. Luxury is licensed or qualified to do business in 22 states and Reliance is licensed or qualified to do business in 32 states in the U.S. Luxury and Reliance must comply with a number of federal, state and local consumer protection laws including, among others, the Gramm-Leach-Bliley Act, the Patriot Act, the Fair Debt Collection Practices Act, the Real Estate Settlement Procedures Act, the Truth in Lending Act, the Fair Credit Reporting Act, the Fair Housing Act, the Equal Credit Opportunity Act, the Servicemembers Civil Relief Act, the Homeowners Protection Act, the Home Mortgage Disclosure Act, the Federal Trade Commission Act, the Dodd-Frank Act and state foreclosure laws. These statutes apply to loan origination, fair lending, debt collection, use of credit reports, safeguarding of non-public personally identifiable information about customers, foreclosure and claims handling, investment of and interest payments on escrow balances and escrow payment features, and mandate certain disclosures and notices to borrowers.
Employees
Our mortgage business had 467 employees as of December 31, 2015.
Siena Lending Group
Siena is a commercial finance company providing financing solutions to small and medium sized U.S. companies. Siena originates, structures, underwrites and services senior secured asset-based loans for companies with sales typically between $5 million and $50 million operating across a range of industry sectors. Its core financing solutions include revolving lines of credit and term loans and typically range in size from $1 million to $25 million. Siena also has the ability to arrange significantly larger transactions that may be syndicated to others or Siena may participate in large syndications itself. Siena funds its lending practice from capital contributions by its owners as well as from a revolving credit agreement.
Siena’s loans are typically used to fund working capital needs and are secured by eligible, margined collateral, including accounts receivable, inventories, and, to a lesser extent, other long-term assets. In determining a borrowers’ ability and willingness to repay loans, Siena conducts a detailed due diligence investigation to assess financial reporting accuracy and capabilities as well as to verify the values of business assets, among other things. Siena employs third parties to conduct field exams to audit financial reporting and to appraise the value of certain types of collateral in order to estimate its liquidation value. Financing arrangements with customers also typically include substantial controls over the application of borrowers’ cash and Siena retains discretion over collateral advance rates and eligibility among other key terms and conditions.

Siena also offers a servicing platform, which provides asset-based lending solutions for community and regional banks that do not have the expertise or capacity to underwrite or service asset-based loans.
Competition
Siena’s market is competitive, based on factors that vary by product, customer, and geographic region. Competitors include commercial and investment banks, regional and community banks, captive finance companies, and other niche specialty finance companies. Many of the larger competitors have greater financial, technological, and marketing resources than Siena.
Employees
Siena had 18 employees as of December 31, 2015.
Real Estate
Tiptree’s real estate operations consist of Care, a real estate investment company focused on seniors housing. As of December 31, 2015, Care’s portfolio consisted of 24 properties across 9 states in the Northeast, Mid-Atlantic and Southern United States. Care’s properties are either leased to tenants pursuant to a triple net lease (“Triple Net Lease Properties”) or owned by Care but managed by a management company pursuant to a management agreement (“Managed Properties”). As of December 31, 2015, Care’s portfolio is comprised of 11 Triple Net Lease Properties and 13 Managed Properties.

In Triple Net Lease Properties, Care only owns the real estate and enters into a long term lease with an operator who is typically responsible for bearing operating costs, including maintenance, utilities, taxes, insurance, repairs and capital improvements. Triple Net Lease Properties are not consolidated since Care does not manage the underlying operations. For Triple Net Lease Properties operations, Care recognizes primarily rental income from the lease since substantially all expenses are passed through to the tenant. In Managed Properties, Care generally owns between 65-80% of the real estate and the operations with affiliates of the management company owning the remainder. Care therefore consolidates all of the assets, liabilities, income and expense of the Managed Properties operations in segment reporting.

15 out of Care’s 24 facilities, representing over 50% of its real estate portfolio by purchase price, were acquired between the end of 2014 and the beginning of 2015. In connection with the acquisition of 13 of the 15 recent acquisition properties, Care brought new management to the properties and initiated comprehensive capital expenditure plans designed to grow revenues and drive efficiencies.

Care’s focus is on acquisitions ranging in size from $5 to $250 million in the seniors housing industry. Care’s overall strategy is to identify strong and experienced managers or operators of seniors housing facilities who are looking to expand and diversify their operations by entering into strategic relationships with a capital partner. Care may also own a portion of the operations of seniors housing properties and partner with experienced managers to run the day-to-day operations at the properties while affiliates of the managers own the remaining percentage of the properties and operations. Care is funded by a combination of internally generated capital, cash contributed from Tiptree and property-specific recourse debt used to acquire properties that generate income and gain on sale of assets.

Care’s seniors housing communities currently include senior apartments, independent and assisted living communities, a skilled nursing facility and memory care communities. Rent payments and services provided in these facilities are primarily paid for by the residents directly or through private insurance and are less reliant on government reimbursement programs such as Medicaid and Medicare. Care intends to continue to grow its portfolio primarily through the acquisition of seniors housing properties, utilizing investment structures such as Triple Net Lease Properties and Managed Properties. As Care acquires additional properties and expands its portfolio, it intends to further diversify its concentrations by tenant, asset class and geography within the seniors housing sector, including further investments in senior apartments, independent and assisted living communities, and memory care communities.

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

Care’s properties may be affected by Care’s operators’, managers’ and lessees’ operations, the existing condition of land when acquired, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties. The presence of hazardous substances, or the failure to properly remediate these substances, may make it difficult or impossible to sell or rent a property.

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

Employees

As of December 31, 2015, 3 employees were dedicated to Care (excluding the employees of Care’s Managed Properties).

Asset Management
TAMCO

Tiptree’s asset management operations are conducted through TAMCO, an SEC-registered investment adviser that is primarily a holding company for Tiptree’s asset management subsidiaries, which include Telos and MCM. Telos primarily manages credit related assets. MCM currently manages portfolios of tax exempt securities for third parties and the Company. Tiptree seeks to grow its asset management operations through acquisitions and through investments in new products launched and managed by its subsidiaries. As of December 31, 2015, TAMCO had approximately $1.9 billion of AUM for third parties.

Competition
TAMCO and its subsidiaries compete for business with other asset managers, including those affiliated with major commercial or investment banks and other financial institutions. Many of these organizations offer products and services that are similar to, or compete with, those TAMCO and its subsidiaries may offer, and many of these organizations have substantially more personnel and greater financial resources. Some of these competitors have proprietary products and distribution channels that may make it more difficult for TAMCO and its subsidiaries to compete with them. Some competitors also have greater portfolio management resources, greater name recognition, have had managed client accounts for longer periods of time, have greater experience over a wider range of products or have other competitive advantages. The factors considered by clients in choosing TAMCO and its subsidiaries or a competitor include the past performance of the products managed, the background and experience of key personnel, the experience in managing a particular product, overall reputation, investment advisory fees and the structural features of the investment products offered.

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
Employees
As of December 31, 2015, 10 employees were dedicated to TAMCO.

Telos Asset Management
Telos is an investment manager that establishes and manages investment products for pension funds, hedge funds and other asset management firms, banks, insurance companies and other types of institutional investors. Its core investment products are primarily in the form of CLOs and managed accounts investing in leveraged loans.
The term “CLO” generally refers to a special purpose vehicle that owns a portfolio of senior secured loans and issues various tranches of debt and subordinated note securities to finance the purchase of those investments. The investment activities of a CLO are governed by extensive investment guidelines, generally contained within a CLO’s indenture and other governing documents, which limit, among other things, the CLO’s maximum exposure to any single industry or obligor and limit the ratings of the CLO’s assets. Most CLOs have a defined investment period during which they are allowed to make investments and reinvest capital as it becomes available. Telos, as investment advisor manager of CLOs, selects and actively manages the underlying assets to achieve target investment performance, while seeking to avoid losses. Historically, formation of a CLO to be managed by Telos has been funded by a combination of cash from Tiptree and warehouse revolving credit facilities which generate net interest income. At issuance of the new CLO, funding is provided by a combination of cash from Tiptree and from third party investors, creating a CLO that generates management fees to TAMCO and investment income to the Company.
The investment advisory fees paid to Telos by the CLOs under management are its primary source of revenue and are generally paid on a quarterly basis. Investment advisory fees typically consist of senior and subordinated management fees based on the amount of assets and, in certain cases, include incentive fees based on the returns generated for certain investors.
Telos is currently the manager of the following CLOs:

($ in thousands)	Issuance date	Fee earning AUM (1)	First optional call date (2)	Termination of reinvestment period (3)	Maturity date (4)
Telos 1	11/2006	$131,560	1/2011	1/2013	10/2021
Telos 2	06/2007	179,546	7/2011	7/2013	4/2022
Telos 3	02/2013	354,554	1/2015	1/2017	1/2024
Telos 4	08/2013	355,101	7/2015	7/2017	7/2024
Telos 5	05/2014	403,148	4/2016	4/2018	4/2025
Telos 6	12/2014	352,063	1/2017	1/2019	1/2027
Total CLOs		$1,775,972
(1)     Fee earning AUM as of the next distribution date after December 31, 2015, except for Telos 1, which is as of December 30, 2015.

(2)	CLOs are generally callable by equity holders (or the subordinated note holders of the CLO) once per quarter beginning after termination of a non-call period and subject to certain other restrictions.

(3)
“Termination of reinvestment period” refers to the date after which we can no longer use certain principal collections to purchase additional collateral and such collections are instead used to repay the outstanding amounts of certain debt securities issued by the CLO.

(4)     Represents the contractual maturity of the CLO. Generally, the actual maturity of the CLO is expected to occur in advance of contractual maturity.

Telos also manages Telos 7, which, as of December 31, 2015, owned a $167.8 million pool of loans assembled in anticipation of launching a CLO, and Telos Credit Opportunities Fund, a $78.7 million leveraged loan fund seeded by Tiptree.

Management fees are reported in the asset management segment. Tiptree owns various amounts of subordinated notes issued by Telos 1, Telos 5 and Telos 6 and management fee participation rights with an aggregate original purchase price of $47.2 million and a fair market value of $28.7 million as of December 31, 2015. CLO subordinated notes are often referred to as “equity” because they are entitled to recurring distributions which are generally equal to the remaining cash flow of the payments made by the securities owned by the CLO less contractual payments to debt holders and fund expenses. Distributions earned, realized gains/(losses), and changes in the fair value of subordinated notes owned by Tiptree are reported in our corporate and other segment.
Muni Capital Management - MCM
MCM is a manager of investments in securities exempt from U.S. federal income taxes. MCM currently manages NPPF I, a structured tax-exempt pass-through vehicle. Interests in NPPF I are held solely by unaffiliated third parties. MCM also manages the Company’s portfolio of tax exempt securities. Investment gains and losses on the portfolio of tax-exempt securities are reported in our corporate and other segment. Management fees earned by MCM from the management of NPPF I are reported in our asset management segment. The AUM of NPPF I as of December 31, 2015 was $148.6 million.

Principal Investments

The Company’s principal investments consist primarily of the positions in the subordinated notes of CLOs managed by Telos, common shares of RAIT, a portfolio of tax-exempt securities held by MFCA, investments in loans consisting of Telos 7, investments in NPLs, Telos credit opportunities and Tiptree’s interests in the Star Asia Entities, which are Tokyo-based real estate holding companies formed to invest predominately in Asian properties and real estate related debt instruments. The Company has been winding down its tax exempt securities portfolio.

Through its subsidiary, Winsted Funding Trust 2015-1, Tiptree invests in pools of primarily nonperforming and reperforming residential mortgage loans purchased from private investors (rather than government agencies or directly from banks) at substantial discounts to unpaid principal balance (“UPB”) and at a discount to the appraised value of the properties securing the loans. Nonperforming loans are loans greater than 60 days delinquent or loans performing on a workout plan with a minimum of two contractual payments received in a three month period. Reperforming loans are loans less than 60 days delinquent. Tiptree seeks to either re-structure or modify the mortgages such that they become performing and then sell the loans at a profit. In cases where such modifications are not achieved Tiptree intends to foreclose on the underlying properties (which results in owned real estate (“REO”) and sell the properties at a profit. Tiptree has engaged Spurs Capital, LLC (“Spurs Capital”) to identify, evaluate and coordinate pools of NPLs for acquisition by Tiptree pursuant to an Acquisition Services Agreement and to manage Tiptree’s NPL portfolio including loan modifications and conversion to REO pursuant to an Asset Management Agreement. Tiptree has engaged Seneca Mortgage Servicing LLC (“Seneca”) to provide servicing of the loans and REO.

Discontinued Operations

On June 30, 2015, the Company completed the sale of its PFG subsidiary for proceeds to the Company of $142.8 million at closing and future payments over the next two years totaling approximately $7.3 million. The sale resulted in a pre-tax gain of approximately $27.2 million and an after tax gain of $15.6 million, which is classified as a gain on sale from discontinued operations. For further information relating to the sale of PFG see Note 4—Dispositions, Assets Held for Sale and Discontinued Operations, in the accompanying consolidated financial statements.

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

Risks Related to our Businesses

We have identified, and may identify in the future, material weaknesses in our internal control over financial reporting, which may require us to incur substantial costs and divert management resources in connection with our efforts to remediate the material weaknesses.
We have determined that material weaknesses in internal controls over financial reporting existed as of December 31, 2015. Detailed descriptions of the material weaknesses are provided in Part II, Item 9A—“Controls and Procedures” of this Annual Report on Form 10-K. Due solely to the material weaknesses, management has concluded that we did not maintain an effective internal control over financial reporting as of December 31, 2015 (and, solely as a result of the material weaknesses, we have concluded that our disclosure controls and procedures were not effective as of December 31, 2015). We are in the process of developing and implementing new processes and procedures to remediate the material weaknesses. We cannot be certain that any remedial measures we take will ensure that we design, implement and maintain adequate controls over our financial processes and reporting in the future and, accordingly, additional material weaknesses may occur in the future. It is possible that additional control deficiencies may be identified in addition to, or that are unrelated to, the material weaknesses described above. These control deficiencies may represent one or more material weaknesses. Our inability to remedy any additional deficiencies or material weaknesses that may be identified in the future could, among other things, cause us to fail to file timely our periodic reports with the SEC (which may have a material adverse effect on our ability to access the capital markets); prevent us from providing reliable and accurate financial information and forecasts or from avoiding or detecting fraud; or require us to incur additional costs or divert management resources to, among other things, comply with Section 404 of the Sarbanes-Oxley Act of 2002.
We operate in highly competitive markets for business opportunities and personnel, which could impede our growth and negatively impact our results of operations.

We operate in highly competitive markets for business opportunities in each of our areas of focus. Many of our competitors have financial, personnel and other resource advantages relative to us and may be better able to react to market conditions. These factors may place us at a competitive disadvantage in successfully competing for future business opportunities and personnel, which could impede our growth and negatively impact our business, financial condition and results of operations.

Acquisitions may have unforeseen operating difficulties and may require greater than expected financial and other resources and we may fail to successfully integrate the businesses we acquire which would have an adverse effect on our business results of operation and financial condition.

We regularly evaluate opportunities for strategic growth through acquisitions. Acquired companies and operations may have unforeseen operating difficulties and may require greater than expected financial and other resources. In addition, potential issues associated with acquisitions could, among other things include:

•
our ability to realize the full extent of the benefits, synergies or cost savings that we expect to realize as a result of the completion of an acquisition within the anticipated time frame, or at all;

•	receipt of necessary consents, clearances and approvals in connection with the acquisition;

•	diversion of management’s attention from other strategies and objectives;

•	motivating, recruiting and retaining executives and key employees; and

•	conforming and integrating financial reporting, standards, controls, procedures and policies, business cultures and compensation structures.

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

We may need to raise additional funds in order to grow our business or fund our strategy or acquisitions. Additional financing may not be available in sufficient amounts, if at all, or on terms acceptable to us and may be dilutive to existing stockholders. Additionally, any securities issued to raise such funds may have rights, preferences and privileges senior to those of our existing stockholders. If adequate funds are not available on a timely basis, if at all, or on acceptable terms, our ability to expand, develop or enhance our subsidiaries’ services and products, enter new markets, consummate acquisitions or respond to competitive pressures could be materially limited.

The amount of statutory capital and reserve requirements applicable to our insurance subsidiaries can increase due to factors outside of our control.

Our insurance subsidiaries are subject to statutory capital and reserve requirements established by applicable insurance regulators based on risk-based capital formulas. In any particular year, these requirements may increase or decrease depending on a variety of factors, most of which are outside our control, such as the amount of statutory income or losses generated, changes in equity market levels, the value of fixed-income and equity securities in the subsidiary’s investment portfolio, changes in interest rates and foreign currency exchange rates, as well as changes to the risk-based capital formulas used by insurance regulators. Increases in the amount of additional statutory reserves that our insurance subsidiaries are required to hold may adversely affect our financial condition and results of operations.

A downgrade in our insurance subsidiaries’ claims paying ability or financial strength ratings could increase policy surrenders and withdrawals, adversely affecting relationships with distributors and reducing new policy sales.

Claims paying ability ratings, sometimes referred to as financial strength ratings, indicate a rating agency’s view of an insurance company’s ability to meet its obligations to its policy holders. These ratings are therefore key factors underlying the competitive position of insurers. Some distributors of insurance products may choose not to do business with insurance companies that are rated below certain financial strength ratings. Fortegra's insurance subsidiaries currently has a rating of “B++” from A.M. Best Company, Inc. Rating agencies can be expected to continue to monitor our insurance subsidiaries’ financial strength and claims paying ability, and no assurances can be given that future ratings downgrades will not occur, whether due to changes in their performance, changes in rating agencies’ industry views or ratings methodologies, or a combination of such factors. A ratings downgrade or the potential for such a downgrade in a rating could, to the extent applicable to a particular type of policy, adversely affect relationships with distributors of insurance products, reduce new policy sales and adversely affect our ability to compete in the insurance industry.

Our insurance subsidiaries may incur losses if reinsurers are unwilling or unable to meet their obligations under reinsurance contracts.

Our insurance subsidiaries use reinsurance to reduce the severity and incidence of claims costs, and to provide relief with regard to certain reserves. Under these reinsurance arrangements, other insurers assume a portion of our losses and related expenses; however, we remains liable as the direct insurer on all risks reinsured. Consequently, reinsurance arrangements do not eliminate our obligation to pay claims and we assume credit risk with respect to our ability to recover amounts due from reinsurers. The inability or unwillingness of any reinsurer to meet its financial obligations could negatively affect our financial condition and results of operations.

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

Our insurance subsidiaries maintain reserves to cover their estimated ultimate exposure for claims with respect to reported claims, and incurred, but not reported, claims as of the end of each accounting period. Reserves, whether calculated under GAAP or statutory accounting principles, do not represent an exact calculation of exposure. Instead, they represent our insurance subsidiaries’ best estimates, generally involving actuarial projections, of the ultimate settlement and administration costs for a claim or group of claims, based on our assessment of facts and circumstances known at the time of calculation. The adequacy of reserves will be impacted by future trends in claims severity, frequency, judicial theories of liability and other factors. These variables are affected by external factors such as changes in the economic cycle, unemployment, changes in the social perception of the value of work, emerging medical perceptions regarding physiological or psychological causes of disability, emerging health issues, new methods of treatment or accommodation, inflation, judicial trends, legislative changes, as well as changes in claims handling procedures. Many of these items are not directly quantifiable, particularly on a prospective basis. Reserve estimates are refined as experience develops. Adjustments to reserves, both positive and negative, are reflected in the statement of income of the period in which such estimates are updated. Because the establishment of reserves is an inherently uncertain process involving estimates of future losses, we can give no assurances that ultimate losses will not exceed existing claims reserves. In general, future loss development could require reserves to be increased, which could have a material adverse effect on our insurance subsidiaries’ business, results of operations and financial condition.

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

There has been considerable consolidation in the financial services industry, driven primarily by the acquisition of small and mid-size organizations by larger entities. We expect this trend to continue. Fortegra may lose business or suffer decreased revenues if one or more of its significant clients or distributors consolidate or align themselves with other companies. While Fortegra’s business has not been materially affected by consolidation to date, it may be affected by industry consolidation that occurs in the future, particularly if any of its significant clients are acquired by organizations that already possess the operations, services and products that it provides.

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

Our business is highly dependent upon the effective operation of our information systems and our ability to store, retrieve, process and manage significant databases and expand and upgrade our information systems. We rely on these systems throughout our businesses for a variety of functions, including marketing and selling our products and services, performing our services, managing our operations, processing claims and applications, providing information to clients, performing actuarial analyses and maintaining financial records. The interruption or loss of our information processing capabilities through the loss of stored data, programming errors, the breakdown or malfunctioning of computer equipment or software systems, telecommunications failure or damage caused by weather or natural disasters or any other significant disruptions could harm our business, ability to generate revenues, client relationships, competitive position and reputation. In addition, our information systems may be vulnerable to physical or electronic intrusions, computer viruses or other attacks which could disable our information systems and our security measures may not prevent such attacks. The failure of our systems as a result of any security breaches, intrusions or attacks could cause significant interruptions to our operations, which could result in a material adverse effect on our business, results of operations and financial condition.

Our mortgage business is highly dependent upon programs administered by GSEs, such as Fannie Mae and Freddie Mac, and Ginnie Mae, to generate revenues through mortgage loan sales to institutional investors. Any changes in existing U.S. government-sponsored mortgage programs could materially and adversely affect our mortgage businesses, financial condition and results of operations.

There is uncertainty regarding the future of Fannie Mae and Freddie Mac, including with respect to how long they will continue to be in existence, the extent of their roles in the market and what forms they will have. The future roles of Fannie Mae and Freddie Mac could be reduced or eliminated and the nature of their guarantees could be limited or eliminated relative to historical measurements. The elimination or modification of the traditional roles of Fannie Mae or Freddie Mac could adversely affect our mortgage businesses, financial condition and results of operations. Furthermore, any discontinuation of, or significant reduction in, the operation of these GSEs and Ginnie Mae, or any significant adverse change in the level of activity of these agencies in the primary or secondary mortgage markets or in the underwriting criteria of these agencies could materially and adversely affect our business, financial condition and results of operations.

We may be required to indemnify or repurchase loans we originated, or will originate, if, among other things, our loans fail to meet certain criteria or characteristics.
The contracts with purchasers of our whole loans contain provisions that require us to indemnify or repurchase the related loans under certain circumstances. While our contracts vary, they contain provisions that require us to repurchase loans if:

•	our representations and warranties concerning loan quality and loan circumstances are inaccurate, including representations concerning the licensing of a mortgage broker;

•	we fail to secure adequate mortgage insurance within a certain period after closing;

•	a mortgage insurance provider denies coverage; or

•	we fail to comply, at the individual loan level or otherwise, with regulatory requirements in the current dynamic regulatory environment.

We maintain reserves that we believe are appropriate to cover potential loan repurchase or indemnification losses, but there can be no assurance that such reserves will, in fact, be sufficient to cover future repurchase and indemnification claims. If we are required to indemnify or repurchase loans that we originate and sell that result in losses that exceed our reserve, this could adversely affect our business, financial condition and results of operations.

The residential mortgage loans which our mortgage businesses originate may be subject to delinquency, foreclosure and loss, which could result in significant losses to us.
Residential mortgage loans are secured by residential property and those that are not guaranteed by a U.S. Government agency or GSE are subject to risks of delinquency, foreclosure and loss during the period of time that loans are held pending sale, generally 20-30 days. The ability of a borrower to repay a loan secured by a residential property depends upon the income or assets of the borrower as well as a number of other factors. In the event of any default or underwriting flaw under a mortgage loan held directly by our mortgage businesses, we may bear, or be required to indemnify against, a risk of loss of principal to the extent of any deficiency between the value of the collateral on the one hand and the principal and accrued interest of the mortgage loan on the other, which could have a material adverse effect on our cash flow from operations. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process which could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan.
We may be unable to obtain sufficient capital to meet the financing requirements of our mortgage business.
We fund substantially all of the loans which we originate through borrowings under warehouse financing and repurchase facilities.  Our borrowings are in turn repaid with the proceeds we receive from selling such loans through whole loan sales.  As we expand our operations, we will require increased financing.
There can be no assurance that such financing will be available on terms reasonably satisfactory to us or at all.  An event of default, an adverse action by a regulatory authority or a general deterioration in the economy that constricts the availability of credit-similar to the market conditions experienced in recent years-may increase our cost of funds and make it difficult for us to obtain new, or retain existing, warehouse financing facilities.  If we fail to maintain, renew or obtain adequate funding under these warehouse financing facilities or other financing arrangements, or there is a substantial reduction in the size of or increase in the cost of such facilities, we would have to curtail our mortgage loan production activities, which could have a material adverse effect on our business, financial condition and operating results.
Certain contingency risks associated with the loans we originate and purchase may materially and adversely affect us.
Although we sell substantially all of the loans that we originate and purchase on a nonrecourse basis, we retain some degree of credit risk on all loans originated or purchased, even after they are sold. We remain subject to claims for repurchases of mortgage loans previously sold under provisions requiring repurchase in the event of early payment defaults or breaches of representations and warranties regarding loan quality, compliance and certain other loan characteristics. We also remain subject to claims for indemnification by HUD with respect to FHA and VA loans we originate for alleged failure to comply with FHA or VA guidelines with respect to such loans.
In the ordinary course of our business, we are subject to claims made against us by borrowers and private investors arising from, among other things, losses that are claimed to have been incurred as a result of alleged breaches of fiduciary obligations, misrepresentations, errors and omissions of our employees, officers and agents (including our appraisers), incomplete documentation and our failure to comply with various laws and regulations applicable to our business. We believe that the liability with respect to any currently asserted claims or legal actions is not likely to be material to our financial condition or results of operations; however, any claims asserted in the future may result in legal expenses or liabilities which could have a material adverse effect on us.
The underwriting practices in our mortgage businesses may not adequately capture the risk inherent in our mortgage lending operations and failures in our underwriting process may result in loans that expose us to a greater risk of loss.
Our mortgage businesses seek to mitigate the risks inherent in our mortgage lending operations by adhering to specific underwriting practices. These practices will often include, among other things, analysis of a borrower’s prior credit history, credit score, employment, income verification, financial statements, tax returns and cash flow projections; valuation of collateral; and verification of liquid assets. If our underwriting process fails to capture accurate information or proves to be inadequate, we may incur losses on mortgage loans that meet our underwriting criteria, and those losses may exceed the amounts set aside as reserves in the allowance for loan losses. With respect to the loans we originate for others, if we fail to underwrite to our investors’ requirements, we could be subject to indemnity and/or repurchase claims.
In addition, should the mortgage loans we originate sustain higher levels of delinquencies and/or defaults, (1) we may lose the ability to originate and/or sell FHA loans, or to do so profitably and (2) investors to whom we currently sell our mortgage loans may refuse to continue to do business with us, or may reduce the prices they are willing to purchase our mortgage loans and it may be difficult or impossible to sell any of our mortgage loans in the future. Any of the foregoing risks could adversely affect our business, financial condition and results of operations.
Geographic concentration of our mortgage loans increases our exposure to risks in those areas.
Concentration of originations in any one area increases our exposure to the economic and natural hazard risks associated with that area. A significant percentage of our mortgage originations by loan balance were secured by properties in California,

Connecticut, Florida, Michigan, New Jersey, New York, North Carolina, Pennsylvania and Tennessee. These states have experienced, and may experience in the future, an economic downturn and have also suffered the effects of certain natural hazards. In the recent past, as a result of an economic downturn, real estate values in these and most other states have decreased drastically and may continue to decrease in the future, which could have a material adverse effect on our results of operations or financial condition.
Additionally, if borrowers are not insured for natural disasters, which are typically not covered by standard hazard insurance policies, then they may not be able to repair the property or may stop paying their mortgages if the property is damaged. This would cause delays in the sale of properties, increased loan repurchase activity and decrease our ability to recover losses on properties affected by such disasters. This could have a material adverse effect on our results of operations or financial condition.
The volume of our mortgage loan originations is subject to a variety of factors, which include the level of interest rates, overall conditions in the housing market and general economic trends.

Changes in interest rates and the level of interest rates are key drivers that impact the volatility of our mortgage loan originations.  The historically low interest rate environment in 2014 and 2015 has created strong demand for mortgages. The Federal Reserve recently raised rates and has indicated an intention to continue raising rates in the near future. Further increases in interest rates could result in us having lower revenue or profitability. Demand for mortgages could be negatively impacted by rising interest rates but demand for mortgages is also driven by general economic conditions, home price appreciation and housing starts so a gradual increase in interest rates may or may not affect our mortgage origination volumes depending on trends in these other factors. The overwhelming majority of our mortgage loan originations have historically been refinancing existing homeowner’s mortgage loans. With rates at or near historically low levels, we have been able to continue to grow our mortgage loan originations by focusing on refinances. We may not be able to continue to do so in the future.

A reduction in fees paid to Telos could adversely affect our profitability.

Telos generates management and advisory fees based on the amount of assets managed, and, in certain cases, on the returns generated by the assets managed. A reduction in fees paid to Telos, due to termination of management agreements, reduction in assets managed (for example, as a result of exercise of optional call provisions by subordinated noteholders), lower than expected returns or otherwise, could adversely affect our results of operations.

Changes in CLO spreads and an adverse market environment could make it difficult for us to launch new CLOs.

The ability to issue new CLOs is dependent, in part, on the amount of excess interest earned on a new CLO’s investments over interest payable on its debt obligations. If the spread is not attractive to potential CLO equity investors we may not be able to sponsor the issuance of new CLOs, which could have a material adverse impact on our business. During the fourth quarter of 2015, there was a dislocation in the credit markets that significantly impeded CLO formation. Continued dislocation in credit markets could impede our ability to launch new CLOs which could adversely impact our results of operations and financial condition.

We expect to enter into warehouse agreements in connection with our potential investment in and management of CLOs, which may expose us to substantial risks.

In connection with our potential investment in and management of new CLOs, we expect to enter into warehouse lending agreements with warehouse loan providers such as banks or other financial institutions, pursuant to which the warehouse facility will be used to help finance the purchase of investments that will be ultimately included in a CLO. We will typically select the investments in the warehouse subject to the approval of the warehouse provider. If the relevant CLO transaction is not issued, the warehouse investments may be liquidated, and we may experience a loss if the aggregate sale price of the collateral is less than the warehouse loan amount. In addition, regardless of whether the CLO is issued or consummated, if any of the warehoused investments are sold before such issuance or consummation, we may have to bear any resulting loss on the sale. The amount at risk in connection with a warehouse agreement will vary and may not be limited to the amount, if any, that we invest in the related CLO upon its issuance. Although we would expect to complete the issuance of a particular CLO within six to nine months after establishing a related warehouse, we may not be able to complete the issuance within such expected time period or at all.

Because the values we record for certain investments and liabilities are based on estimates of fair value made by our management, we are exposed to substantial risks.

Some of our investments and liabilities, including CLO subordinated notes and NPLs, are not actively traded and the fair value of such investments and liabilities are not readily determinable. Each of these carrying values is based on an estimate of fair value by our management. Management reports the estimated fair value of these investments and liabilities quarterly, which may cause our quarterly operating results to fluctuate. Therefore, our past quarterly results may not be indicative of our performance in future quarters. In addition, because such valuations are inherently uncertain, and in some cases based on internal models and unobservable inputs, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments and liabilities existed and we may be unable to realize the carrying value upon a sale of these investments.

The accounting rules applicable to certain of our transactions are highly complex and require the application of significant judgment and assumptions by our management. In addition, changes in accounting interpretations or assumptions could impact our financial statements.

Accounting rules for consolidations, income taxes, business acquisitions, transfers of financial assets, securitization transactions and other aspects of our operations are highly complex and require the application of judgment and assumptions by our management. The consolidation of variable interest entities (“VIEs”) is subject to periodic reassessment which could lead to the deconsolidation of previously consolidated entities or the consolidation of entities that were previously not required to be consolidated. Deferred tax assets are subject to the establishment of a valuation allowance in the event management concludes that the tax benefits of certain timing differences may not be realized. Business acquisitions require the valuation of assets acquired and liabilities assumed. Assets acquired include intangible assets, including goodwill that will be subject to periodic testing and evaluation for impairment. A substantial amount of our assets are illiquid assets held at estimated fair value, which amounts are not readily determinable. We report estimated fair value of these assets quarterly, which may cause our quarterly operating results to fluctuate. Therefore, our past quarterly results may not be indicative of our performance in future quarters. Fair market valuations are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, so our determinations of fair value may differ materially from the values that would have been used if a ready market for these assets existed and we may be unable to realize the carrying value on a sale of these assets. Those assets that are not held at fair value are held at original cost and are either depreciated or amortized. These complexities could lead to a delay in the preparation of our financial information. In addition, changes in accounting rules, interpretations or assumptions could materially impact the presentation, disclosure and usability of our financial statements.

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

Under various federal, state and local laws, an owner or operator of real property may become liable for the costs of cleanup of certain hazardous substances released on or under its property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. The presence of hazardous substances may adversely affect an owner’s ability to sell real estate or borrow using real estate as collateral. To the extent that any of our owned real estate encounters environmental issues, it may adversely affect the value of that real estate. Further, in regard to any mortgage investment, if the owner of the underlying property becomes liable for cleanup costs, the ability of the owner to make debt payments may be reduced, which in turn may adversely affect the value of the relevant mortgage asset held by us. In addition, in certain instances, we may be liable in part or in full for the cost of any required remediation or clean up.

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

Some of our investments are made jointly with other persons or entities, which may limit our flexibility with respect to such jointly owned investments and could, thereby, have a material adverse effect on our business, results of operations and financial condition and our ability to sell these investments.

Some of our investments are made jointly with other persons or entities when circumstances warrant the use of such structures and we may continue to do so in the future. Our participation in such joint investments is subject to the risks that:

•
we could experience an impasse on certain decisions because we do not have sole decision-making authority, which could require us to expend additional resources on resolving such impasses or potential disputes;

•	our partners could have investment goals that are not consistent with our investment objectives, including the timing, terms and strategies for any investments;

•
our partners might become bankrupt, fail to fund their share of required capital contributions or fail to fulfill their obligations as partners, which may require us to infuse our own capital into such venture(s) on behalf of the partner(s) despite other competing uses for such capital;

•	our partners may have competing interests in our markets that could create conflict of interest issues;

•	any sale or other disposition of our interest in such a venture may require consents which we may not be able to obtain;

•	such transactions may also trigger other contractual rights held by a partner, lender or other third party depending on how the transaction is structured; and

•
there may be disagreements as to whether consents and/or approvals are required in connection with the consummation of a particular transaction with a partner, lender and/or other third party, or whether such transaction triggers other contractual rights held by a partner, lender and/or other third party, and in either case, those disagreements may result in litigation.

We may be limited in the future in utilizing net operating losses incurred during prior periods to offset taxable income.

Care previously incurred net operating losses. In the event that we experience an “ownership change” within the meaning of Section 382 of the Code, including as a result of the contribution transactions that occurred on July 1, 2013, which we refer to as the “Contribution Transactions” or the exchange by TFP’s limited partners of their partnership units in TFP for Tiptree Class A common stock, our ability to use those net operating losses to offset taxable income could be subject to an annual limitation. The annual limitation would be equal to a percentage of our equity value at the time the ownership change occurred. In general, such an “ownership change” would occur if the percentage of our stock owned by one or more 5% stockholders (including certain groups or persons acting in concert) were to increase by 50 percentage points during any three-year period. All stockholders that own less than 5% of our stock are treated as a single 5% stockholder. In addition, the Treasury Regulations under Section 382 of the Code contain additional rules the effect of which is to make it more likely that an ownership change could be deemed to occur. Accordingly, our ability to use prior net operating losses to offset future taxable income would be subject to a limitation if we experience an ownership change.

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

We leverage our assets, including through borrowings, generally through warehouse credit facilities, secured loans, derivative instruments such as total return swaps, securitizations (including the issuance of CLOs) and other borrowings. A rapid decline in the fair value of our leveraged assets may adversely affect us. Lenders may require us to post additional collateral to support the borrowing. If we cannot post the additional collateral, we may have to rapidly liquidate assets, which we may be unable to do on favorable terms or at all. Even after liquidating assets, we may still be unable to post the required collateral, further harming our liquidity and subjecting us to liability to lenders for the declines in the fair values of the collateral. A reduction in credit availability may adversely affect our business, financial condition and results of operations.

Certain of our and our subsidiaries’ assets are subject to credit risk, market risk, interest rate risk, credit spread risk, call and redemption risk and/or tax risk, and any one of these risks may materially and adversely affect the value of our assets, our results of operations and our financial condition.

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

Interest rate risk is the risk that general interest rates will rise or that the risk spread used in our financings will increase. Although interest rates have been at historically low levels for the last several years, the Federal Reserve recently raised rates and has indicated an intention to continue raising rates in the coming months, and a period of sharply rising interest rates could have an adverse impact on our business by negatively impacting demand for mortgages, corporate loans and value of our CLO subordinated notes and increasing our cost of borrowing to finance operations as well as acquisitions in our real estate segment.
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

We acquire NPLs which have a substantial risk of loss.

We acquire NPLs where the borrower has failed to make timely payments of principal and/or interest. Many of these loans will have current loan-to-value ratios in excess of 100%, meaning the amount owed on the loan exceeds the value of the underlying real estate, however we expect to purchase NPLs at significant discounts to unpaid principal balance (“UPB”) and underlying property value. If actual results are different from our assumptions in determining the prices for such loans, particularly if the market value of the underlying property decreases significantly, we may incur a loss.

We may be materially and adversely affected by risks affecting borrowers in NPLs we acquire which may be geographically concentrated.

Our acquisition of NPLs are not subject to any geographic, diversification or concentration limitations. Accordingly, our portfolio of NPLs may be concentrated by geography, and borrower demographics, increasing the risk of loss to us if the particular concentration in our NPL portfolio is subject to greater risks or undergoing adverse developments. In addition, adverse conditions in the areas where the properties securing or otherwise underlying the NPLs are located (including business layoffs or downsizing, industry slowdowns, changing demographics and other factors) and local real estate conditions (such as oversupply or reduced demand) may have an adverse effect on the value of our NPLs. A material decline in the demand for housing in these or other areas where we will own assets may materially and adversely affect us. Lack of diversification can increase the correlation of non-performance and foreclosure risks among our investments in NPLs.

We rely on a third party with respect to our NPL acquisitions, and, if our relationship with either is terminated, we may not be able to replace that third party on favorable terms in a timely manner, or at all.

We use a third party to identify, evaluate and coordinates our NPL acquisitions as well as to manage our NPL portfolio, including loan modifications and conversion to REO. Maintaining our relationship with such third party is important for us to effectively run our NPL business. If our agreements with such third party terminates and we are unable to obtain a replacement, our ability to acquire, resolve or dispose of our NPLs could be adversely affected.

Our use of models in connection with the valuation of our NPLs subjects us to potential risks in the event that such models are inaccurate.

We rely on a third party’s proprietary models to evaluate NPLs to purchase. The models are based on historical trends. These trends may not be indicative of future results. Furthermore, the assumptions underlying the models may prove to be inaccurate, causing actual results to differ from results predicted by the models. In the event models and data prove to be incorrect, misleading or incomplete, any decisions made in reliance thereon expose us to potential risk of loss.

The failure of third party servicers to service our NPL assets effectively would materially and adversely affect us.

We rely on third parties to service our NPLs, including managing collections. If the servicers are not vigilant in encouraging borrowers to make their monthly payments, the borrowers may be far less likely to make these payments. We also will rely on the servicers to provide all of our property management and renovation management services associated with the real properties we acquire upon conversion of NPLs to REO. The failure of our servicers to effectively service our NPLs and REO could negatively impact the value of our NPLs.

Mortgage servicing is heavily regulated at the U.S. federal, state and local levels and our servicer’s failure to comply with applicable regulations could materially adversely affect our expenses and results of operations.

Mortgage servicers must comply with U.S. federal, state and local laws and regulations that regulate, among other things, the manner in which it services our NPL mortgage loans and manages our real property in accordance with the servicing agreement, including recent CFPB mortgage servicing regulations promulgated pursuant to the Dodd-Frank Act. These laws and regulations cover topics such as licensing; allowable fees and loan terms; permissible servicing and debt collection practices; limitations on forced-placed insurance; special consumer protections in connection with default and foreclosure; and protection of confidential, nonpublic consumer information. The volume of new or modified laws and regulations has increased in recent years, and states and individual cities and counties continue to enact laws that either restrict or impose additional obligations in connection with certain loan origination, acquisition and servicing activities in those cities and counties. The laws and regulations are complex and vary greatly among the states and localities, and in some cases, these laws are in conflict with each other or with U.S. federal law. Material changes in these rules and regulations could increase our expenses under the servicing agreement. From time to time, our mortgage servicers may be party to certain regulatory inquiries and proceedings, which, even if unrelated to the residential mortgage servicing operation, may result in adverse findings, fines, penalties or other assessments and may affect adversely its reputation. Our mortgage servicer’s failure to comply with applicable laws and regulations could adversely affect our expenses and results of operations. If we were to determine to change servicers, there is no assurance that we could find servicers that satisfy our requirements or with whom we could enter into agreements on satisfactory terms.

The supply of NPLs may decline over time as a result of higher credit standards for new loans and/or general economic improvement and the prices for NPLs may increase, which could materially and adversely affect our ability to grow this portfolio.

Following a result of the economic crisis in 2008, supply of NPLs available for sale increased significantly. However, in response to the economic crisis, lenders have increased their standards of credit-worthiness in originating new loans and fewer homeowners may go into distressed or non-performing status on their residential mortgage loans. In addition, the prices at which NPLs can be acquired may increase due to the entry of new participants into the distressed loan marketplace or a lower supply of NPLs in the marketplace. For these reasons, along with the general improvement in the economy, the supply of NPLs that we may acquire may decline over time, and such decline could materially and adversely affect our ability to grow this portfolio.

Risks Related to our Structure

Because we are a holding company, our ability to meet our obligations and pay dividends to stockholders will depend on distributions from our subsidiaries that may be subject to restrictions.

We are a holding company and do not have any significant operations of our own, other than our principal investments. Our ability to meet our obligations will depend on distributions from our subsidiaries. The amount of dividends and other distributions that our subsidiaries may distribute to us may be subject to restrictions imposed by state law, restrictions that may be imposed by state regulators and restrictions imposed by the terms of any current or future indebtedness that these subsidiaries may incur. Such restrictions would also affect our ability to pay dividends to stockholders, if and when we choose to do so.

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

Pursuant to a Transition Services Agreement, we pay fees to Tricadia Holdings, L.P., an asset management holding company which we refer to as “Tricadia” for the services of Michael Barnes, our Executive Chairman, and for certain administrative and information technology services. A portion of the services that Tricadia provides to us are in turn provided to Tricadia by Mariner pursuant to an agreement that may be terminated by Tricadia or Mariner without our consent. In addition, pursuant to an Administrative Services Agreement, a subsidiary of Mariner provides certain back office services to us directly for a fee. If any of the Transition Services Agreement, Tricadia’s services agreement with Mariner or the Administrative Services Agreement is terminated, we would be required to make alternative arrangements for the performance of these services. We may not be able to obtain these services promptly or at reasonable rates or at all, and our costs of obtaining such services could materially increase, which could adversely affect our results of operations.

Some of our officers and directors currently or may in the future act as members, managers, officers, directors or employees of entities with conflicting business strategies.

Some of our officers and directors currently or may in the future act as members, managers, officers, directors or employees of entities with business strategies that may conflict with our business strategies. Michael Barnes, our Executive Chairman, is a founding partner and Co-Chief Investment Officer of Tricadia, and Executive Chairman and a member of the board of directors of TFP. Tricadia’s subsidiaries include, and Mr. Barnes is Co-Chief Investment officer of, companies that manage hedge funds, private equity funds and structured vehicles with business strategies that may compete with ours. Jonathan Ilany, our Chief Executive Officer, is a limited partner of Mariner, which is a stockholder of Tiptree and provides certain back office services to Tiptree. Julia Wyatt, our Chief Operating Officer, is the Chief Financial Officer of Tricadia and the Chief Operating Officer of TFP and is also a limited partner of Tricadia. Such positions may give rise to actual or potential conflicts of interest, which may not be resolved in a manner that is in the best interests of the Company or the best interests of its stockholders.

We incur costs as a result of operating as a public company, and our management is required to devote substantial time to these compliance activities.

As a public company, we incur significant legal, accounting and other costs. In addition, the Sarbanes-Oxley Act of 2002, or the “Sarbanes-Oxley Act,” the Dodd-Frank Act and the rules of the SEC, and NASDAQ, impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to these compliance activities. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly.

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

Risks Related to Regulatory and Legal Matters

Maintenance of our 1940 Act exemption imposes limits on our operations.

We conduct our operations so that we are not required to register as an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”). Therefore, we must limit the types and nature of businesses in which we engage and assets that we acquire. Section 3(a)(1)(C) of the 1940 Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities, and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Assets that would generally be excluded from the term “investment securities,” include securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on certain exceptions from the definition of investment company set forth in the 1940 Act. Assets that generally would constitute “investment securities” include loans, debt securities, preference shares and subordinated notes issued by CLOs.

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

With regard to Fortegra’s payment protection products, there are federal and state laws and regulations that govern the disclosures related to lenders’ sales of those products. Fortegra’s ability to offer and administer these products on behalf of financial institutions is dependent upon their continued ability to sell such products. To the extent that federal or state laws or regulations change to restrict or prohibit the sale of these products, Fortegra’s revenues would be adversely affected. For example, the Dodd-Frank Act created the Consumer Financial Protection Bureau (“CFPB”) to add new regulatory oversight for the sales practices of such payment protection products. The CFPB’s enforcement actions have resulted in large refunds and civil penalties against financial institutions in connection with their marketing of payment protection and other products. Due to such regulatory actions, some lenders may reduce their sales and marketing of payment protection and other ancillary products, which may adversely affect Fortegra’s revenues. The full impact of the CFPB’s oversight is unpredictable and continues to evolve. With respect to the property and casualty insurance policies Fortegra underwrites, federal legislative proposals regarding national catastrophe insurance, if adopted, could reduce the business need for some of the related products that Fortegra provides.

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

Due to the highly regulated nature of the residential mortgage industry, our mortgage subsidiaries are required to comply with a wide array of federal, state and local laws and regulations that regulate, among other things, disclosures we must provide, the manner in which we conduct our mortgage business and the fees we may charge. These regulations directly impact our business and require constant compliance, monitoring and internal and external audits. There continue to be changes in, and new, state and federal laws and regulations that could increase costs and operational complexity of our mortgage businesses and impose significant penalties for violation.  A failure to comply with any of these existing or new laws or regulations could subject our mortgage businesses to lawsuits or governmental actions, which could result in the loss or suspension of our licenses in the applicable jurisdictions where such violations occur and/or monetary fines or changes in our mortgage operations.  Any of these outcomes could materially and adversely affect our mortgage businesses. New rules governing the content and timing of mortgage loan disclosures to borrowers, commonly known as TILA-RESPA Integrated Disclosures (“TRID”), issued by the Consumer Financial Protection Bureau (“CFPB”) became effective on October 3, 2015. While we believe our mortgage subsidiaries have taken steps to effectively implement TRID, the complexities and inter-related nature of the TRID rules could result in delays in loan closings and therefore lower loan volumes in our mortgage origination business until any implementation issues are resolved.

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

The final rules implementing the credit risk retention requirements of the Dodd-Frank Act become effective beginning on December 24, 2016 with respect to CLOs (the “Risk Retention Rules”). The Risk Retention Rules generally require sponsors of asset-backed securities transactions or their affiliates to retain not less than 5% of the credit risk of the assets collateralizing asset-backed securities for the life of the vehicle. Historically, Tiptree has invested in the subordinated notes of CLOs managed by Telos, in some cases in amounts greater than 5%, but from time to time subsequently sold the subordinated notes to fund new vehicles that establish warehouse credit facilities in anticipation of launching new CLOs. After the effective date of the Risk Retention Rules, the new mandatory risk retention requirement for CLOs may result in us having to maintain our investment in CLOs that we manage at 5% of the outstanding certificates for the life of the securities, reducing the availability of capital that would otherwise be available for other uses. The Risk Retention Rules generally prohibit hedging the credit risk that is required to be retained. While the impact of the Risk Retention Rules on the loan securitization market and the leveraged loan market generally are uncertain, the Risk Retention Rules may impact our returns in the business, and thus our ability or desire to manage CLOs in the future. We are exploring multiple alternatives for compliance with the Risk Retention Rules.
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

Unlike competitors that are banks, our mortgage businesses are subject to state licensing and operational requirements that result in substantial compliance costs.
Because we are not a depository institution, we do not benefit from a federal exemption to state mortgage banking, loan servicing or debt collection licensing and regulatory requirements. Our mortgage businesses must comply with state licensing requirements and varying compliance requirements in each of the states (and the District of Columbia) in which they do business. Future regulatory changes may increase our costs through stricter licensing laws, disclosure laws or increased fees or may impose conditions to licensing that we or our personnel are unable to meet. In addition, our mortgage businesses are subject to periodic examinations by state regulators, which can result in refunds to borrowers of certain fees earned by our mortgage businesses, and we may be required to pay substantial penalties imposed by state regulators due to compliance errors. Future state legislation and changes in existing regulation may significantly increase our mortgage businesses’ compliance costs or reduce the amount of ancillary fees, including late fees that we may charge to borrowers. This could make our business cost-prohibitive in the affected state or states and could materially affect our business, financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments

None.
Item 2. Properties

Administrative Offices

Our principal executive offices are located at 780 Third Avenue, 21st Floor, New York, New York 10017. The table below outlines the Company’s leased properties as of December 31, 2015, all of which are used as administrative offices. All facilities are considered adequate and suitable for the Company’s current level of operations. We do not own any properties for administrative purposes.

Leased Properties
Location	Square Footage	Purpose	Segment Used In
Athens, GA	1,080	Office Space	Insurance
Beaverton, OR	11,364	Office Space	Insurance
Farmington Hills, MI	10,700	Fulfillment Center	Insurance
Jacksonville, FL	58,089	Office Space	Insurance
Jacksonville, FL	9,473	Office Space	Insurance
Marksville, LA	3,996	Office Space	Insurance

Leased Properties
Location	Square Footage	Purpose	Segment Used In
Novi, MI	17,335	Office Space	Insurance
Paducah, KY	2,500	Office Space	Insurance
Palm Desert, CA	6,340	Office Space	Insurance
Rose, LA	1,025	Office Space	Insurance
Boca Raton, FL	2,460	Office Space	Specialty Finance
Cedarhurst, NY	600	Office Space	Specialty Finance
East Hampton, NY	580	Office Space	Specialty Finance
Garden City, NY	2,900	Office Space	Specialty Finance
Greenwich, CT	115	Office Space	Specialty Finance
Los Angeles, CA	3,050	Office Space	Specialty Finance
Melville, NY	2,518	Office Space	Specialty Finance
Montvale, NJ	1,797	Office Space	Specialty Finance
New York, NY	1,967	Office Space	Specialty Finance
Newport Beach, CA	200	Office Space	Specialty Finance
Southfield, MI	5,874	Office Space	Specialty Finance
Stamford, CT	14,643	Office Space	Specialty Finance
Westport, CT	2,775	Office Space	Specialty Finance
White Plains, NY	3,625	Office Space	Specialty Finance
Allentown, PA	3,203	Office Space	Specialty Finance
Blue Bell, PA	5,265	Office Space	Specialty Finance
Charlotte, NC	13,746	Office Space	Specialty Finance
Cincinnati, OH	2,033	Office Space	Specialty Finance
Franklin, TN	6,605	Office Space	Specialty Finance
Independence, OH	6,021	Office Space	Specialty Finance
Melville, NY	29,080	Office Space	Specialty Finance
Pittsburgh, PA	10,060	Office Space	Specialty Finance
Plano, TX	5,299	Office Space	Specialty Finance
New York, NY	2,750	Office Space	Asset Management
New York, NY	1,532	Office Space	Real Estate
New York, NY	7,693	Tiptree Corporate Offices	Corporate and Other
Philadelphia, PA	17,269	Office Space	Discontinued Operations

Real Estate Owned

The Company’s owned real estate as of December 31, 2015 is listed below. All of the owned real estate consists of properties owned by Care, except the Stamford, CT location, which is owned by Luxury.

Owned Properties
Location	Square Feet	Purpose	Segment Used In
Stamford, CT	3,500	Investment Property	Specialty Finance
Arlington, TX	128,486	Seniors Housing	Real Estate
Baldwinsville, NY	34,535	Seniors Housing	Real Estate
Bel Air, MD	28,392	Seniors Housing	Real Estate
Berryville, VA	28,708	Seniors Housing	Real Estate
Chesapeake, VA	31,225	Seniors Housing	Real Estate
Cockeysville, MD	12,316	Seniors Housing	Real Estate
Easley, SC	33,217	Seniors Housing	Real Estate
Fredericksburg, VA	16,322	Seniors Housing	Real Estate
Gaffney, SC	40,722	Seniors Housing	Real Estate
Geneva, NY	38,334	Seniors Housing	Real Estate
Glassboro, NJ	45,200	Seniors Housing	Real Estate
Hagerstown, MD	20,302	Seniors Housing	Real Estate
Harrisburg, PA	64,155	Seniors Housing	Real Estate
Milford, PA	49,170	Seniors Housing	Real Estate
Oak Ridge, TN	105,500	Seniors Housing	Real Estate
Port Royal, SC	34,950	Seniors Housing	Real Estate
Richmond, VA	19,600	Seniors Housing	Real Estate
Sewell, NJ	168,000	Seniors Housing	Real Estate
Stafford, VA	29,436	Seniors Housing	Real Estate
Summerville, SC	59,080	Seniors Housing	Real Estate
Tampa, FL	31,189	Seniors Housing	Real Estate
Weatherly, PA	48,829	Seniors Housing	Real Estate
Wheatfield, NY	198,604	Seniors Housing	Real Estate

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

In management’s opinion, based on information available at this time, the ultimate resolution of such litigation, which it is vigorously defending, should not be materially adverse to the financial position of Tiptree. It should be noted that large punitive damage awards, bearing little relation to actual damages sustained by plaintiffs, have been awarded in certain states against other companies in the credit insurance business. At this time, the Company cannot reasonably estimate a range of loss.

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

Holders
As of December 31, 2015, there were 109 Class A common stockholders of record.

Stock Price and Dividends
The following table sets forth the high and low closing stock prices per share of our Class A common stock and the dividends declared and paid per share on our Class A common stock for the periods indicated.

2015	High Price	Low Price	Dividends
First Quarter	$7.94	$6.13	$0.025
Second Quarter	$7.59	$6.26	$0.025
Third Quarter	$7.36	$5.21	$0.025
Fourth Quarter	$7.25	$5.93	$0.025

2014	High Price	Low Price	Dividends
First Quarter	$8.25	$6.77	$—
Second Quarter	$10.18	$7.29	$—
Third Quarter	$8.45	$6.82	$—
Fourth Quarter	$8.40	$7.21	$—

Our Class B common stock is not listed nor traded on any stock exchange.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share purchase activity for the quarter ended December 31, 2015 was as follows:

Period	Purchaser	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2015 to October 31, 2015: Open Market Purchases	Tiptree Financial	53,900	$6.96	53,900	$1,681,563
	Michael Barnes	53,900	$7.02	53,900	1,682,118
	Total	107,800	$6.99	107,800	$3,363,681

November 1, 2015 to November 30, 2015: Open Market Purchases	Tiptree Financial	47,900	$6.96	47,900	$1,347,959
	Michael Barnes	47,790	$6.97	47,790	1,348,959
	Total	95,690	$6.97	95,690	$2,696,918

Period	Purchaser	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
December 1, 2015 to December 31, 2015: Open Market Purchases	Tiptree Financial	53,850	$6.60	53,850	$992,531
	Michael Barnes	53,784	$6.60	53,784	993,859
	Total	107,634	$6.60	107,634	$1,986,390

(1)
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

The Company currently has five reporting segments: insurance and insurance services, specialty finance, real estate, asset management, and corporate and other. See Note 5—Operating Segment Data, in the notes to the accompanying consolidated financial statements for detailed information regarding our segments. Since different factors affect the financial condition and results of operation of each segment, the following discussion is presented on both a consolidated and segment basis.

The Company has identified internal control deficiencies that in the aggregate resulted in material weaknesses as of December 31, 2015 that have not been fully remediated and tested. See “Item 9A. Controls and Procedures” below for more details.

Market Trends

Our results of operations are affected by a variety of factors including, but not limited to, general economic conditions, consumer confidence, wage growth, business confidence, increased investment, GDP growth, home affordability, market volatility, interest rates and spreads, aging U.S. population demographics, and the following current trends and market conditions specific to our businesses.
A significant portion of our assets, including our CLO subordinated notes, are held at fair value and changes in fair value of these assets is reported quarterly as unrealized gains and losses in revenues. In 2015 we experienced $17.5 million of unrealized losses on our Telos 5 and Telos 6 CLO subordinated notes and related participations in management fees as we determined fair value to be a significant discount to their face amount at issuance in 2014.

During 2015, concerns about global growth prospects, liquidity, lower oil prices and the expectation of higher interest rates negatively affected credit markets. Beginning in the third quarter of 2015, we began to see signs of dislocation in the CLO market place. Secondary market broker bid/ask quotes on CLO subordinated notes widened at the end of the third quarter and widened even more by the end of the fourth quarter.
The dealer price quotes that we receive for our CLO subordinated notes are a function of the trading levels for similar securities observed by the dealers and the results of cash flow analysis that the dealers, buyers and sellers, perform to determine price along with seller-specific liquidity issues. The lower prices of CLO subordinated notes reflect expectations of higher default rates of the individual leveraged loans collateralizing the CLO. Leveraged loan price volatility has been driven primarily by default expectations in the energy, metals and mining sectors.
We expect increased volatility in the prices of leveraged loans and the valuation of CLO subordinated notes to continue throughout 2016.
Significant Events in the Year

On January 1, 2015, Fortegra exercised an option to acquire the remainder of ProtectCELL, which is now 100% owned by Fortegra.

On February 9, 2015, affiliates of Care acquired five seniors housing communities with affiliates of Royal for $29.3 million which are managed by Royal pursuant to a management agreement.

On March 30, 2015, Care completed the purchase of six seniors housing communities for $54.5 million. The properties are leased to Greenfield, who operate the properties.

In May 2015, the Company leveraged its $25.0 million to seed Telos Credit Opportunities Fund, L.P., a leveraged loan fund managed by the Company’s Telos subsidiary with an asset based secured credit facility of which $54.9 million was outstanding as of December 31, 2015.

During the second quarter, the Company sold its investments in the subordinated notes issued by Telos 2 and Telos 4 to partly fund the diversification of its principal investments and to recycle capital from existing CLOs into a warehouse facility with the objective of creating new CLOs to increase asset management fees. The sales generated net cash of $39.7 million and realized losses of $8.0 million.

On June 30, 2015, the Company completed the sale of its PFG subsidiary for proceeds to the Company of $142.8 million at closing and future payments over the next two years totaling approximately $7.3 million. The sale resulted in a pre-tax gain of approximately $27.2 million and an after tax gain of $15.6 million in 2015, which is classified as a gain on sale from discontinued operations. The Company has reclassified the income and expenses attributable to PFG to income from discontinued operations, net for 2014 and 2015.

On July 1, 2015, the Company completed the acquisition of Reliance, a retail mortgage originator, for $7.5 million, 1,625,000 shares of Class A common stock, $2.8 million in working capital adjustments and an earn-out provision over 3 years of up to 2 million Tiptree Class A shares. The results of our mortgage business, including Reliance, are reported in our specialty finance segment.

During the second half of 2015, we contributed an aggregate of $45.0 million to a special purpose vehicle, Telos 7, which entered into a warehouse credit facility in anticipation of launching a new CLO, of which $119.5 million was outstanding as of December 31, 2015. Until a CLO is launched, results of Telos 7 are included in our corporate and other segment.
During 2015, the Company made an aggregate of $39.7 million principal investments in pools of NPLs. In the first quarter of 2016, the Company purchased an additional $8.0 million in NPLs, bringing the Company’s total investment in NPLs to $47.7 million as of the date of this report. Further details of the Company’s principal investments in NPLs are contained in our corporate and other segment.

In the fourth quarter of 2015, the Company and its subsidiaries purchased approximately 1.4 million common shares of RAIT, a publicly traded multi-strategy commercial real estate investment trust, for an aggregate of $3.5 million. In the first quarter of 2016, the Company and its subsidiaries purchased an additional approximately 5.2 million common shares of RAIT for an aggregate of $12.6 million.

During 2015, Tiptree Financial returned $7.3 million to Class A stockholders through dividends of $3.3 million and stock repurchases of $4.0 million. For further details, see “Part II—Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Purchases of Equity Securities by the Issuer and Affiliated Purchasers.”

Summary Consolidated Statements of Operations

($ in thousands)	Year ended December 31,
	2015	2014
Total revenues	$440,116	$80,313

Total expenses	445,666	99,050

Net (loss) income attributable to consolidated CLOs	(6,889)	19,525

(Loss) income before taxes from continuing operations	(12,439)	788

Less: provision for income taxes	1,377	4,141

Discontinued operations, net	22,618	7,937

Net income before non-controlling interests	8,802	4,584

Less: net income attributable to non-controlling interests	3,023	6,294

Net income (loss) available to common stockholders	$5,779	$(1,710)

Management uses EBITDA and Adjusted EBITDA, which are non-GAAP financial measures. The Company believes that consolidated EBITDA and Adjusted EBITDA on a consolidated basis and for each segment provide supplemental information useful to investors as it is frequently used by the financial community to analyze performance period to period, to analyze a company’s ability to service its debt and to facilitate comparison among companies. The Company believes segment EBITDA and Adjusted EBITDA provides additional supplemental information to compare results among our segments. Beginning in 2016 the Company Adjusted EBITDA will also be used in determining incentive compensation for the Company’s executive officers. EBITDA and Adjusted EBITDA are not a measurement of financial performance or liquidity under GAAP; therefore, EBITDA and Adjusted EBITDA should not be considered as an alternative or substitute for GAAP.

Summary Adjusted EBITDA(1)

($ in thousands)	Year ended December 31,
	2015	2014
Adjusted EBITDA from continuing operations of the Company	$25,917	$24,130

Adjusted EBITDA from discontinued operations of the Company	$32,502	$34,793

Total Adjusted EBITDA of the Company	$58,419	$58,923

(1) For further information relating to the Company’s Adjusted EBITDA, including a reconciliation to GAAP net income, see“—Non-GAAP Financial Measures” below.

Key Drivers of Results of Operations

The Company had a net loss before taxes from continuing operations of $12.4 million for the year ended December 31, 2015, which was a decrease of $13.2 million from 2014. The key drivers of pretax results from continuing operations were higher depreciation and amortization from new investments in real estate at Care, realized and unrealized losses on CLO subordinated note investments of $25.9 million, lower distributions received on CLO subordinated notes due to sales of CLO subordinated notes in the second quarter of 2015, and higher corporate expenses associated with our effort to improve our controls and financial reporting infrastructure offset in part by improved profitability from the addition of Fortegra, growth in specialty finance volumes and margins, and increased rental income in our real estate operations. In addition, in the twelve months ended December 31, 2014, there was a one-time gain of $7.9 million from the repayment of the Westside Loan, which impacted the year over year comparison.

A discussion of the changes in revenues, expenses and net income is presented below and in more detail in our segment analysis.

Revenues

For the year ended December 31, 2015, the Company reported revenues of $440.1 million, an increase of $359.8 million from the year ended December 31, 2014. The primary driver of the increase in revenues was the addition of Fortegra. Other key drivers were the improvement in volume and margins at our specialty finance segment, including from the addition of Reliance, increased rental income from our real estate segment, offset in part by the elimination of the one-time gain mentioned above from the prior year period, and the realized and unrealized losses on CLO subordinated note investments.

Expenses

For the year ended December 31, 2015, the Company had expenses of $445.7 million, an increase of $346.6 million from the year ended December 31, 2014. The primary driver of the increase in expenses was the addition of Fortegra. Other key drivers were higher payroll and commission expense due to higher volume overall in our specialty finance segment, including from the addition of Reliance, increased operating expenses and depreciation and amortization associated with our increased investments in our real estate segment, increases in corporate payroll and professional expenses to improve our reporting and controls infrastructure and separation payments of $6.5 million.

Adjusted EBITDA from Continuing Operations

For the year ended December 31, 2015, the Company reported Adjusted EBITDA from continuing operations of $25.9 million, an increase of $1.8 million from the year earlier. The key drivers of the change in Adjusted EBITDA were the same as those which impacted our pretax income from continuing operations. The smaller decline versus that reported for pretax income from continuing operations was primarily driven by the elimination of the period over period changes attributable to increased depreciation and amortization at our real estate segment and the purchase accounting impacts at Fortegra.

Total Adjusted EBITDA

The Company reported total Adjusted EBITDA for the year ended December 31, 2015 of $58.4 million, a decrease of $0.5 million from the year ended December 31, 2014. The primary drivers of the decrease in this metric were the same factors that impacted Adjusted EBITDA from continuing operations combined with the positive impact of the gain on sale from our sale of PFG, partially offset by the loss of income from discontinued operations in the second half of the year.

Income Before Non-Controlling Interests

The Company reported net income before non-controlling interests of $8.8 million in the year ended December 31, 2015, an increase of $4.2 million from the year ended December 31, 2014. The primary drivers of the year-over-year difference in net income before non-controlling interests were the same factors which impacted the year-over-year change from pre-tax income from continuing operations, plus additional factors of the decrease in the provision for income taxes and the impact of the gain on sale and loss of income from discontinued operations due to our sale of PFG at the end of the second quarter.

Net Income/(Loss) Available to Class A Common Stockholders

The Company reported net income to common shareholders of $5.8 million in the year ended December 31, 2015, an increase of $7.5 million from the year ended December 31, 2014. The key drivers of net income were consistent with those that contributed to the differences in income before non-controlling interests, partially benefiting from the exchange of non-controlling interests for Tiptree Financial’s Class A shares during the year. As of December 31, 2015, the Class A common stockholders were entitled, directly or indirectly, to approximately 81% of the net income of the Company, compared to approximately 77% as of December 31, 2014. For more information on the Company’s structure, see Note 1—Organization, in the accompanying consolidated financial statements.

Since we acquired Fortegra on December 4, 2014, the results of Fortegra are only reflected for approximately one month in our 2014 insurance and insurance services segment results. Since we acquired Reliance on July 1, 2015, the results of Reliance are only reflected for six months in our 2015 mortgage business results. The results of PFG, which was sold on June 30, 2015, are presented in discontinued operations for the first six months of 2015. Discussion of the changes in revenues, expenses and net income is presented below and in more detail, in our segment analysis.

RESULTS OF OPERATIONS

Segment Results - Year Ended December 31, 2015 and December 31, 2014

($ in thousands)	Years Ended December 31, 2015 and December 31, 2014
	Insurance and insurance services		Specialty finance		Real estate		Asset management		Corporate and other		Totals
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,		Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Net realized and unrealized (losses) gains	$(58)	$5	$(178)	$244	$(194)	$7,006	$—	$—	$(1,743)	$(320)	$(2,173)	$6,935
Net realized and unrealized gains on mortgage pipeline and associated hedging instruments	—	—	891	420	—	—	—	—	—	—	891	420
Interest income	5,113	196	8,336	3,611	95	1,529	—	—	6,386	9,509	19,930	14,845
Service and administrative fees	106,525	8,657	—	—	—	—	—	—	—	—	106,525	8,657
Ceding commissions	43,217	3,737	—	—	—	—	—	—	—	—	43,217	3,737
Earned premiums, net	166,265	12,827	—	—	—	—	—	—	—	—	166,265	12,827
Gain on sale of loans held for sale, net	—	—	33,849	7,154	—	—	—	—	—	—	33,849	7,154
Loan fee income	—	—	9,373	3,736	—	—	—	—	—	—	9,373	3,736
Rental revenue	—	—	—	52	43,065	19,695	—	—	—	—	43,065	19,747
Other income	6,642	753	2,728	6	3,162	1,051	6,524	278	118	167	19,174	2,255
Total revenues	327,704	26,175	54,999	15,223	46,128	29,281	6,524	278	4,761	9,356	440,116	80,313

Interest expense	6,135	637	3,558	1,530	6,796	4,111	—	—	7,002	6,263	23,491	12,541
Payroll and employee commissions	38,786	3,483	31,633	10,690	18,479	8,056	4,687	5,117	14,225	5,194	107,810	32,540
Commission expense	105,751	4,287	—	—	—	—	—	—	—	—	105,751	4,287
Member benefit claims	29,744	2,676	—	—	—	—	—	—	—	—	29,744	2,676
Net losses and loss adjustment expense	56,568	3,153	—	—	—	—	—	—	—	—	56,568	3,153
Depreciation and amortization	29,673	4,265	760	499	14,546	7,181	—	—	145	—	45,124	11,945
Other expenses	31,269	10,845	12,783	4,466	15,842	6,762	573	774	16,711	9,061	77,178	31,908
Total expenses	297,926	29,346	48,734	17,185	55,663	26,110	5,260	5,891	38,083	20,518	445,666	99,050
Net income attributable to consolidated CLOs	—	—	—	—	—	—	4,131	11,770	(11,020)	7,755	(6,889)	19,525
Pre-tax income (loss)	$29,778	$(3,171)	$6,265	$(1,962)	$(9,535)	$3,171	$5,395	$6,157	$(44,342)	$(3,407)	$(12,439)	$788
Less: Provision (benefit) for income taxes											1,377	4,141
Discontinued operations											22,618	7,937
Net income before non-controlling interests											$8,802	$4,584
Less: net income attributable to non-controlling interests											3,023	6,294
Net income available to common stockholders											$5,779	$(1,710)

Segment Assets as of - December 31, 2015 and December 31, 2014

($ in thousands)	Insurance and insurance services		Specialty finance		Real estate		Asset management		Corporate and other		Total
	December 31,		December 31,		December 31,		December 31,		December 31,		December 31,
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Segment assets	$931,073	$767,914	$208,840	$79,147	$235,636	$179,822	$2,451	$2,871	$394,416	$67,261	$1,772,416	$1,097,015
Assets of consolidated CLOs											728,812	1,978,094
Assets held for sale											—	5,129,745
Total assets											$2,501,228	$8,204,854

Management uses EBITDA and Adjusted EBITDA, which are non-GAAP financial measures. The Company believes that consolidated EBITDA and Adjusted EBITDA on a consolidated basis and for each segment provide supplemental information useful to investors as it is frequently used by the financial community to analyze performance period to period, to analyze a company’s ability to service its debt and to facilitate comparison among companies. The Company believes segment EBITDA and Adjusted EBITDA provides additional supplemental information to compare results among our segments. Beginning in 2016 the Company Adjusted EBITDA will also be used in determining incentive compensation for the Company’s executive officers. EBITDA and Adjusted EBITDA are not a measurement of financial performance or liquidity under GAAP; therefore, EBITDA and Adjusted EBITDA should not be considered as an alternative or substitute for GAAP.

Summary segment EBITDA and Adjusted EBITDA for continuing operations for the year ended December 31, 2015 and December 31, 2014(1)

($ in thousands)	Years Ended December 31, 2015 and December 31, 2014
	Insurance and insurance services		Specialty finance		Real estate		Asset management		Corporate and other		Totals
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,		Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Segment EBITDA	$65,586	$1,731	$10,583	$67	$11,807	$14,463	$5,395	$6,157	$(37,195)	$2,856	$56,176	$25,274

Segment Adjusted EBITDA	$41,114	$7,823	$5,895	$(1,463)	$6,590	$10,352	$5,395	$6,157	$(33,077)	$1,261	$25,917	$24,130

(1) For further information relating to the Company’s Adjusted EBITDA, including a reconciliation to GAAP net income, see“—Non-GAAP Financial Measures” below.

Insurance and Insurance Services segment - operating results for the year ended December 31, 2015

The Company’s insurance and insurance services segment is comprised of its wholly-owned Fortegra subsidiary, which was acquired in December 2014. Comparisons in this report to Fortegra’s prior year operating results refer to Fortegra’s unaudited financial information for the year ended December 31, 2014, without taking into account the effects of purchase price accounting adjustments giving effect to the push-down accounting treatment of the acquisition. These adjustments include setting deferred cost assets to a fair value of zero, modifying deferred revenue liabilities to their respective fair values, and recording a substantial intangible asset representing the value of the business acquired (“VOBA”). The application of push-down accounting creates a modest impact to net income, but significantly impacts individual assets, liabilities, revenues, and expenses. We have presented the year ended December 31, 2015 income statements on a pro forma basis to eliminate the impact of purchase price accounting adjustments. In addition, the purchase of the remaining 37.6% of ProtectCELL in January 2015 reduced the amount of net income attributable to non-controlling interests for the year ended December 31, 2015 and thus had a positive impact on net income.

The following table presents our insurance and insurance services segment results on a GAAP basis and a pro forma basis adjusted to eliminate the effects of purchase price accounting adjustments.

	Year Ended December 31, 2015
($ in thousands)	Actual	Adjustments		Pro Forma
Revenues:
Earned premiums	$166,265	$—		$166,265
Service and administrative fees	106,525	19,518	(1)	126,043
Ceding commissions	43,217	3,410	(2)	46,627
Interest income (a)	5,055	—		5,055
Financing interest income	—	—		—
Other Income	6,642	—		6,642
Total revenues	327,704	22,928		350,632
Less:
Commission expense	105,751	45,166	(3)	150,917
Member benefit claims	29,744	—		29,744
Net losses and loss adjustment expenses	56,568	—		56,568
Net revenues	135,641	(22,238)		113,403
Expenses:
Interest expense	6,135	—		6,135
Payroll and employee commissions	38,786	—		38,786
Professional fees	7,141	—		7,141
Depreciation and amortization expenses	29,673	(19,320)	(4)	10,353
Other expenses	24,128	1,928	(5)	26,056
Loss on note receivable	—	—		—
Total operating expenses	105,863	(17,392)		88,471
Income before taxes from continuing operations	29,778	(4,846)		24,932
Less: Provision for income taxes	10,863	(1,770)	(6)	9,093
Net Income from continuing operations before non-controlling interests	$18,915	$(3,076)		$15,839

(a) Includes realized gains and losses.

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
(6) Represents the removal of additional income tax expense resulting from the impact of recording purchase accounting. The recording of purchase accounting resulted in an overall positive impact to net income before income tax, and therefore, had the effect of increasing income tax expense.

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

Results

Insurance and insurance services segment pre-tax income was $29.8 million in the year ended December 31, 2015, an increase over the prior year operating results. The primary drivers of the improvement in year-over-year results was a reduction in total operating expenses, primarily in payroll and other operating expenses, partially offset by a reductions in revenues driven by competition in the warranty segment.

Revenues

Insurance and insurance services segment revenues are generated by the sale of the following products and services: credit protection, warranty, specialty products and other. Credit protection products include the following types of insurance: credit life, credit disability, credit property, involuntary unemployment, and accidental death and dismemberment. Warranty products include cell phone warranty, furniture and appliance service contracts and auto service contracts. Specialty products are primarily non-standard auto rebate insurance such as tire/wheel or windshield coverage. Services and other revenues principally represent fees for insurance sales and business process outsourcing services, and interest for premium and mobile device plan financing offset by reductions in fee income, ceding commissions, and commissions expense due to recording the purchase accounting effect of VOBA related to insurance contracts. The net revenue impact of VOBA, which is additive to net revenue, is substantially offset by increased amortization expense recorded in depreciation and amortization expense.

The following table presents product revenue mix within the insurance and insurance services segment for the year ended December 31, 2015 without any adjustment for the effects of purchase price accounting.

($ in thousands)	Year Ended December 31, 2015
	Credit Protection	Warranty	Specialty Products	Services and Other (1)	Fortegra Total
Income:
Earned premiums	$120,936	$29,810	$15,519	$—	$166,265
Service and administrative fees	35,380	59,802	4,719	6,624	106,525
Ceding commissions	46,601	26	—	(3,410)	43,217
Interest income (2)	2,988	—	—	2,067	5,055
Other income	650	5,877	115	—	6,642
Total revenue	206,555	95,515	20,353	5,281	327,704

Income Adjustments:
Net losses and member benefit claims	27,199	46,373	12,581	159	86,312
Commissions	114,645	15,909	2,233	(27,036)	105,751
Total income adjustments	141,844	62,282	14,814	(26,877)	192,063

Net Revenues	$64,711	$33,233	$5,539	$32,158	$135,641

(1) Services and Other include Consecta, Financial Services, Insurance Services, ImageWorks, VOBA and Other
(2) Includes net realized and unrealized gains (losses) on investments

For insurance and insurance services, the main components of revenue are service and administrative fees, ceding commissions and earned premiums, net. Net revenues, which is a non-GAAP financial measure, is shown as total revenue less commissions paid to brokers, member benefit claims and net loss and loss adjustment expenses. We use Net revenues as another means of understanding product contributions to our results. Year over year comparisons of total revenues are often impacted by clients’ choice as to whether to retain risk.

Net revenues were $135.6 million for the year ended December 31, 2015. After adjusting for the impact of purchase accounting, net revenues were $113.4 million, down slightly from 2014. While the net revenues for cell phone warranty contracts have been dampened by competitive pressures, slowing growth in that area has been more than offset by combined growth in the sale of credit life insurance, warranty and specialty insurance products in the auto sector and for other consumer durables.

Credit protection net revenues for the year ended December 31, 2015 were $64.7 million, higher than the previous year operating results. Cell phone warranty products for the year ended December 31, 2015 were $33.2 million, down approximately the same amount as credit protections net revenue were up from the prior year operating results. Improvement in specialty products helped close the gap in net revenues for the year ended December 31, 2015 due to the competitive pressures in the cellphone warranty business. Specialty products net revenue for the year ended December 31, 2015 was $5.5 million, up significantly from the prior year operating results. Credit protection products and specialty products continue to provide opportunities for growth through a combination of expanded product offerings, new clients and geographic expansion in the latter case.

Net revenues are net of commission paid to brokers. Commissions expense is incurred on most product lines, most of which are retrospective commissions paid to distributors and retailers selling our products, including credit insurance policies, motor club memberships, mobile device protection and warranty service contracts. Credit insurance commission rates are, in many cases, set by state regulators and are also impacted by market conditions and retention levels. Commission expense of $105.8 million for the year ended December 31, 2015, was driven by the increase in policies issued in the credit life and specialty auto warranty and insurance products. For the year ended December 31, 2015, commission expense adjusted for the impact of purchase accounting was $150.9 million, down meaningfully from the prior year as a result of lower ceding percentages.

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

Member benefits claims and net losses and loss adjustment expenses, combined were $86.3 million for the year ended December 31, 2015, with claims up year over year. The increase over the prior year was a function of growth in earned premiums in credit life and non-standard auto and motor club partially offset by lower claims in mobile devices.

Expenses

Operating expenses in the insurance and insurance services segment are composed of payroll and employee commissions, interest expense, professional fees, depreciation and amortization expenses and other expenses. Segment operating expenses in the year ended December 31, 2015 were $105.9 million, a meaningful increase from the previous year costs. The primary driver of the year over year increase in costs was attributable to higher depreciation and amortization expense as a result of the purchase accounting impact on the amortization of the fair value attributed to the insurance policies and contracts acquired of $19.3 million for the year ended December 31, 2015. The purchase accounting expense was partially offset by cost reduction efforts throughout 2015. Pro forma operating expenses of $88.5 million were down year over year as a result of the cost reductions efforts described above.

Payroll and employee commissions expense are the largest component of expenses and are composed of base salaries, employee commissions and accruals for employee paid time off and bonuses. Payroll and employee commission expense was $38.8 million for the year ended December 31, 2015, down from the prior year as a result of cost reduction efforts.

Professional fees and other expenses were $31.3 million for the year ended December 31, 2015, down substantially, also as a result of cost reduction efforts. Other expenses are primarily comprised of acquisition, advertising and event costs, bank and credit card processing fees, technology expenses, filing and licensing fees, premium taxes and office rent costs.

Depreciation and amortization expense of $29.7 million for the year ended December 31, 2015 related primarily to the amortization of the intangible assets acquired. The most significant of these expenses is the amortization of the fair value attributed to the insurance policies and contracts acquired, which had a value of $36.5 million as of the acquisition date and has a steep amortization curve. Amortization of this intangible asset was approximately $19.3 million for the year ended December 31, 2015.

For information relating to Fortegra’s debt and interest expenses, please refer to Note 17—Debt, of the accompanying financial statements.

Adjusted EBITDA

Insurance and insurance services segment adjusted EBITDA was $41.1 million for the year ended December 31, 2015. The key drivers of Adjusted EBITDA year over year growth was higher credit insurance and specialty products revenues and lower operating expenses, adjusted for the impact of purchase accounting effects, partially offset by lower warranty revenues driven by competition in the cell phone warranty business.

Specialty Finance segment - operating results for the year ended December 31, 2015 and December 31, 2014

					Total
	Siena		Mortgage Origination		Specialty Finance
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
($ in thousands)	2015	2014	2015	2014	2015	2014
Net realized and unrealized (losses) gains	$(178)	$—	$—	$244	$(178)	$244
Net realized and unrealized gains on mortgage pipeline and associated hedging instruments	—	—	891	420	891	420
Interest income	5,718	2,566	2,618	1,045	8,336	3,611
Gain on sale of loans held for sale, net	—	—	33,849	7,154	33,849	7,154
Loan fee income	4,471	1,931	4,902	1,805	9,373	3,736
Rental revenue	—	—	—	52	—	52
Other income	68	6	2,660	—	2,728	6
Total revenue	10,079	4,503	44,920	10,720	54,999	15,223
	`
Interest expense	1,092	497	2,466	1,033	3,558	1,530
Payroll and employee commissions	4,167	2,468	27,466	8,222	31,633	10,690
Depreciation and amortization expense	276	244	484	255	760	499
Other expenses	2,024	1,174	10,759	3,292	12,783	4,466
Total expense	7,559	4,383	41,175	12,802	48,734	17,185
Pre-tax income (loss)	$2,520	$120	$3,745	$(2,082)	$6,265	$(1,962)
Specialty Finance segment

The specialty finance segment is comprised of Siena, a commercial finance company, which is 62% owned by the Company and our mortgage origination business, which is conducted through two entities, Reliance, a mortgage originator, which is 100% owned as of July 1, 2015 and Luxury, a mortgage originator which is 67.5% owned by the Company.

Results

Specialty finance segment pre-tax income was $6.3 million for 2015, compared with a net loss of $2.0 million for 2014. The key drivers of the increase were higher loan volume, including the impact from the acquisition of Reliance.

Segment revenues were $55.0 million for 2015, compared with $15.2 million for 2014, an increase of $39.8 million or 262%. Segment expenses were $48.7 million in 2015, compared with $17.2 million in 2014, an increase of $31.5 million or 183%. Higher revenues more than offset higher expenses resulting in improving operating margins, driven by the scalability of our lending business.

Siena

Siena’s pre-tax net income was $2.5 million for 2015, compared with pre-tax net income of $120 thousand for 2014. The improvement in Siena’s results in 2015 were primarily the result of increased loan originations, higher utilization rates of facilities by borrowers and higher fee income. The combination produced average earning assets of $56.0 million for the year ended December 31, 2015, compared with $29.3 million for 2014, an increase of 91%. Siena’s improved results were primarily driven by higher interest income on the loans it makes to small and medium sized U.S. companies and increased fee income associated with the Company’s lending activities.

Revenues

Siena’s revenues totaled $10.1 million in 2015, compared with $4.5 million in 2014, an increase of $5.6 million or 124%. The increase in revenue year over year was primarily driven by the increase in lending volume, combined with higher loan fee income which was due to a higher number of loan waivers, and early termination and prepayment fees.

Expenses

Siena’s expenses were $7.6 million in 2015, compared with $4.4 million in 2014, an increase of $3.2 million or 73%. Siena’s expenses are comprised primarily of payroll and employee commissions, interest and other expenses. Growth in expenses was at a slower pace than the increase in lending volume as a result of scale in the business, and was partially impacted by the relocation of the corporate headquarters to accommodate Siena’s growth.

Mortgage Business

The mortgage business’s pre-tax net income was $3.7 million for the year ended December 31, 2015, compared with a pre-tax net loss of $2.1 million for the same period in 2014, an increase of $5.8 million. The improvement in results was primarily driven by a combination of the acquisition of Reliance and increased loan volume at Luxury, which contributed to a year over year improvement in mortgage origination volume of 131% from $538.7 million for the year ended December 31, 2014 to $1,243.7 million for the current year period combined with a 81% improvement in revenue margins, measured in basis points, year over year, primarily as a result of the inclusion of Reliance’s higher margin Federal Housing Administration and the U.S. Department of Veterans Affairs (“FHA/VA”) and agency products.

Selected mortgage margin and product mix analysis for the year ended December 31, 2015 and December 31, 2014

The table below presents the funded volume, brokered volume and sold volume of mortgage loans originated in our mortgage origination businesses as well as the mortgage margin, as measured in basis points, and product mix of such mortgage loans for the year ended December 31, 2015 and 2014, respectively. “Volume” refers to the unpaid principal balance of the mortgage loan. The table is being provided to assist investors’ understanding of the key drivers of the year over year and quarter over quarter change in revenues and expenses.

($ in thousands)	Year Ended December 31,
	2015	2014
Funded volume	$1,137,108	$445,648
Brokered volume	106,597	93,074
Total origination volume	$1,243,705	$538,722

Sold volume	$1,119,438	$446,802

(basis points of total origination volume)
Net revenue	321.0	177.1
Expenses
Commissions	82.3	61.2
Non commission payroll expenses	138.6	90.0
Total other expense	90.4	65.8
Total expenses	311.3	217.0
Pretax income (loss)	9.7	(39.9)

Percent of volume
Agency	30.0%	19.0%
FHA/VA	19.8	2.4
Jumbo/other	35.2	49.6
Total retail	85.0	71.0
Wholesale	6.4	11.6
Brokered	8.6	17.3
Total	100%	100%

Revenues

Total origination volume increased from $538.7 million in the year ended December 31, 2014 to $1,243.7 million in the year ended December 31, 2015. Funded volume increased at a faster pace than brokered volume primarily due to the fact that the substantial majority of Reliance’s volume is in this category.

Total sold volume in the current year was $1,119.4 million, up from $446.8 million a year earlier. The primary drivers of the increase in volume was the acquisition of Reliance and improvements in the mortgage industry overall, driven by a number of economic factors, including continued low interest rates, improving employment and increases in home prices.

Net revenue margins also improved in the year ended December 31, 2015. While margins generally improved industry wide, the primary driver of the improved margins was the higher mix of FHA/ VA and agency volumes as the result of the inclusion of Reliance.

Agency and FHA/VA originations have significantly higher net revenue margin than jumbo and brokered volumes. The improvement in product mix and margins were a significant driver of improved profitability in the mortgage business in addition to the increased volume as net revenue margins (in bps) grew faster than expenses.

Mortgage business revenues for the year ended December 31, 2015 were $44.9 million compared with $10.7 million for the year ended December 31, 2014, an increase of $34.2 million or 320%. The revenue improvement was driven primarily by a combination of the inclusion of Reliance’s originations, which resulted in both higher funding volume and improved margins given Reliance’s focus on FHA/VA and agency production, which are higher margin products compared to jumbo mortgages and improved volume at Luxury. Revenues earned by the mortgage business are comprised of gain on sale on mortgages originated and sold to investors, gains and losses on the mortgage pipeline of interest rate lock commitments and mortgage loans held for sale and the associated hedges, net interest income on mortgages held for sale, and fees associated with the mortgage origination business. Loan fees are primarily comprised loan application fees, appraisal fees, document preparation fees, broker fees earned and loan underwriting fees.

Expenses

Mortgage business expenses, for the year ended December 31, 2015 were $41.2 million compared with $12.8 million for the comparable period in 2014, an increase of $28.4 million or 222%. Expenses are composed of payroll and employee commissions and other expenses. As the mortgage origination business is highly scalable, expenses generally increase at a slower pace relative to increases in revenues. As a result, expenses were up less than the increases in funding volume and margins, driving improved profitability. The primary driver of higher expenses was a combination of the inclusion of Reliance, which recorded higher commissions and loan origination expense as the result of increased volumes.

Adjusted EBITDA

Specialty finance segment Adjusted EBITDA was $5.9 million for the year ended December 31, 2015 compared to a loss of $1.5 million in the prior year period. Improvement in Adjusted EBITDA was driven by the increased volume, higher revenue margins, and the benefit of scale and improved income margins as described above.

Real Estate segment - operating results for the year ended December 31, 2015 and December 31, 2014

	Real Estate segment
	Year ended December 31,
($ in thousands)	2015	2014
Net realized and unrealized gains (losses)	$(194)	$7,006
Interest income	95	1,529
Rental revenue	43,065	19,695
Other income	3,162	1,051
Total revenue	46,128	29,281

Interest expense	6,796	4,111
Payroll and employee commissions	18,479	8,056
Depreciation and amortization	14,546	7,181
Other expenses	15,842	6,762
Total expense	55,663	26,110
Pre-tax income (loss)	$(9,535)	$3,171

Real Estate segment

The Company’s real estate segment consists of its wholly-owned Care subsidiary, which primarily acquires and owns seniors housing properties. As of December 31, 2015, Care’s portfolio consists of 24 properties across 9 states primarily in the Mid-Atlantic and Southern United States comprised of 11 Triple Net Lease Properties and 13 Managed Properties.

In Triple Net Lease Properties, Care only owns the real estate and enters into a long term lease with an operator who is typically responsible for bearing operating costs, including maintenance, utilities, taxes, insurance, repairs and capital improvements. Triple Net Lease Properties are not consolidated since Care does not manage the underlying operations. For Triple Net Lease Properties operations, Care recognizes primarily rental income from the lease since substantially all expenses are passed through to the tenant. In Managed Properties, Care generally owns between 65-80% of the real estate and the operations with affiliates of the management company owning the remainder. Care therefore consolidates all of the assets, liabilities, income and expense of the Managed Properties operations in segment reporting.

We evaluate performance of our real estate segment based on net operating income (“NOI”). We consider NOI as an important supplemental measure used to evaluate the operating performance of our real estate segment because it allows investors, analysts and our management to assess our unleveraged property-level operating results and to compare our operating results between periods and to the operating results of other real estate companies on a consistent basis. We define NOI as total revenue less property operating expense. Property operating expenses and resident fees and services are not relevant to Care’s Triple Net Lease Properties since Care does not manage the underlying operations and substantially all expenses are passed through to the tenant. The following tables present revenues and expenses, which include amounts attributable to non-controlling interests, by property type in our real estate segment for the year ended December 31, 2015 and 2014, respectively.

Reconciliation of NOI to Pre-tax Income

	Year ended December 31, 2015			Year ended December 31, 2014
($ in thousands)	Triple Net Lease Operations	Managed Properties	Consolidated	Triple Net Lease Operations	Managed Properties	Consolidated
Revenues
Resident fees and services	$—	$2,307	$2,307	$—	$547	$547
Rental revenue	6,515	36,550	43,065	3,892	15,803	19,695
Less: Property operating expenses	—	29,279	29,279	—	10,571	10,571
Segment NOI	$6,515	$9,578	$16,093	$3,892	$5,779	$9,671

Other income			$757			$9,039

Less: Expenses
Interest expense			6,796			4,111
Payroll and employee commissions			2,181			2,185
Depreciation and amortization			14,546			7,182
Other expenses			2,862			2,061
Pre-tax income (loss)			$(9,535)			$3,171

Results

Care had a pre-tax net loss of $9.5 million for 2015, compared with pre-tax net income of $3.2 million in 2014. In 2014, Care recorded a gain of approximately $7.9 million on the repayment in full to Care of a loan that was secured by real property (the “Westside Loan”). Care did not have a similar gain in 2015. Additionally, Care made significant investments in senior housing properties, including in Managed Properties during the second half of 2014 and the first quarter of 2015. The increase in the number of properties generated higher rental and other income in 2015 compared with 2014, however the Company also incurred additional depreciation, amortization and interest expenses as a consequence of the growth in Care’s property portfolio.

Revenues

Care’s total revenues were $46.1 million for 2015, compared with $29.3 million for 2014, an increase of $16.8 million or 57%. Excluding the one-time $7.9 million gain from the repayment of the Westside Loan in 2014. Care’s total revenue increased $24.7 million or 115% year over year. Rental income in 2015 was $43.1 million, compared with $19.7 million for 2014, an increase of $23.4 million or 119% from the prior year. Care earned other income of $3.2 million in 2015, compared to $1.1 million in 2014. Other income was comprised of resident fees and reimbursable escrow earnings. The increase in rental revenue and other income was mainly due to the addition of nine Managed Properties, including the properties managed by Royal which were added in the first quarter of 2015 and properties managed by Greenfield and an additional property managed by Heritage which were added in the fourth quarter of 2014.

Expenses

Care’s expenses for 2015 were $55.7 million, compared with $26.1 million for 2014, an increase of $29.6 million or 113%. Care’s expenses are comprised of interest expenses on Care’s borrowings, payroll expenses (including employees of the managers in each of Care’s Managed Properties), professional fees, depreciation and amortization of properties and leases acquired and other expenses. Interest expense was $6.8 million for 2015, compared with $4.1 million for 2014. Payroll expenses were $18.5 million for 2015 compared with $8.1 million for 2014. Depreciation and amortization expenses were $14.5 million in 2015, compared with $7.2 million in 2014. Care’s other expenses, which include property operating expenses, office expenses, property acquisition costs, professional fees and property taxes, were $15.8 million for 2015, compared with $6.8 million for 2014. The increase in expenses was primarily attributable to consolidation of the expenses of the nine Managed Properties added in the fourth quarter of 2014 and first quarter of 2015 and an increase in amortization of in-place leases acquired.

Adjusted EBITDA

Care had Adjusted EBITDA of $6.6 million for 2015 compared to $10.4 million in 2014 primarily due to the one-time December 2014 repayment to Care of the Westside Loan. See “Non-GAAP Financial Measures” below for a reconciliation to GAAP net income.

Asset Management segment - operating results for the year ended December 31, 2015 and December 31, 2014

($ in thousands)	Asset Management segment
	Year ended December 31,
	2015	2014
Fees earned from CLOs	$10,515	$11,770
Other management fee income	141	278
Total revenue	10,656	12,048

Payroll and employee commissions	4,687	5,117
Other expenses	573	774
Total expense	5,260	5,891

Pre-tax income	$5,396	$6,157
Asset Management segment

The Company’s asset management segment generates fee income from the CLOs under management and from its management of NPPF 1, a portfolio of tax-exempt securities owned by third-party investors. Total fee earning AUM of our asset management segment were $1.9 billion, of which $1.8 billion was attributable to the CLO business and $148.6 million was attributable to NPPF 1, compared to $2.1 billion as of December 31, 2014, of which $1.9 billion was attributable to the CLO business and $175.2 million was attributable to NPPF 1. AUM for 2015 excludes AUM for Telos 7 of $167.8 million and AUM for Telos Credit Opportunities Fund of $78.7 million, in each case as of December 31, 2015. The Company’s AUM in CLOs decreased approximately $130.0 million over the prior period, whereas the AUM from NPPF 1 declined by $26.6 million as it is in run-off. For a review of the inter-segment allocation of revenues from CLOs under management, please refer to “—Net Income attributable to CLOs managed by the Company - for the years ended December 31, 2015 and December 31, 2014” below. Other management fee income in the table above represents the fees earned from the management of the NPPF 1 portfolio by our Muni Capital Management subsidiary. The financial information relating to the Company’s CLOs may not be comparable in 2015 and 2014 because of the Company’s adoption of a new accounting policy. The Company de-consolidated Telos 1, Telos 2, Telos 3 and Telos 4 in 2015 but did not restate 2014 or other prior periods. See Note 16—Assets and Liabilities of Consolidated CLOs.

Results

Pre-tax net income for the asset management segment was $5.4 million for 2015, compared with pre-tax net income of $6.2 million for 2014, a decrease of $0.8 million. The principal reason for the decline was the reduction in CLO management fees, driven by a combination of amortized AUM in our older CLOs which are past their reinvestment periods and lower fees as described below.

Revenues

Asset management fees totaled $10.7 million in 2015, compared to $12.0 million for the prior year. Although the number of CLOs under management remained the same throughout 2015, base management fee income declined between 2014 and 2015. The decrease was due principally to the reduction in management fees earned on Telos 1 and Telos 2, which are past their reinvestment period and whose assets are declining, lower incentive fees on Telos 1 and Telos 2, and a higher proportional contribution from fees on Telos 5 and Telos 6, which were earned at a lower rate than the fees generated from Telos 1 and Telos 2, which were issued in 2006 and 2007. Partially offsetting this decline was the inclusion of fees for Telos 5 and Telos 6 for the full year 2015 as compared to 2014. Telos 5 was launched in May 2014 and Telos 6 in December 2014 such that the fees from these CLOs were earned for only a portion of 2014.

Expenses

Total expenses for the asset management segment were $5.3 million for 2015, compared with $5.9 million for 2014, excluding, in each case, incentive compensation for the employees of the asset management segment which is included in the corporate and other segment.

Adjusted EBITDA

Asset management segment adjusted EBITDA was $5.4 million for 2015 compared to $6.2 million in the prior year. Decline was driven by the same factors discussed above.

Net Income attributable to CLOs managed by the Company - for the year ended December 31, 2015 and December 31, 2014

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

The Company deconsolidated the results of Telos 1, Telos 2, Telos 3 and Telos 4 for the period that we did not own the subordinated notes for the year ended December 31, 2015 but not for the prior year period. The table below shows the results attributable to the CLOs both on a consolidated basis and an unconsolidated basis, which is a non-GAAP measure, for the year ended December 31, 2015, which management believes is helpful for year-over-year comparative purposes.

($ in thousands)	Net Income attributable to CLOs managed by the Company
	Year ended December 31,
	2015			2014
	Consolidated	Other(1)	Total
Management fees paid by the CLOs to the Company	$4,131	$6,383	$10,514	$11,770
Distributions from the subordinated notes held by the Company	14,460	216	14,676	15,720
Realized and unrealized (losses) gains on subordinated notes held by the Company	(25,480)	(430)	(25,910)	(7,965)
Net (loss) income attributable to the CLOs	$(6,889)	$6,169	$(720)	$19,525

(1) Represents amounts from Telos 1, Telos 2, Telos 3 and Telos 4, which have been deconsolidated for the period that we did not own the subordinated notes. See Note 16—Assets and Liabilities of Consolidated CLOs, in the accompanying consolidated financial statements, regarding the deconsolidation of certain of our CLOs.

Including the net income from our deconsolidated CLOs, pre-tax net loss from the Company’s CLO business was $720 thousand for 2015, compared with pre-tax net income of $19.5 million in 2014. The primary driver of the decline in 2015 of $17.9 million of higher realized and unrealized losses incurred on the Company’s holdings of CLO subordinated notes. The lower management fees were due to the runoff of Telos 1 and Telos 2, which are past their reinvestment period and lower fees on later CLOs. The Company realized GAAP losses from the sale of its subordinated notes issued by Telos 2 and Telos 4 during 2015, which generated net cash proceeds of $39.7 million and tax losses of approximately $12.5 million. The unrealized loss in 2015 was due to the mark-to-market write-down in our retained CLO subordinated note holdings. The lower distributions from the subordinated notes in 2015 compared to the prior year is primarily due to our sales of CLO subordinated notes in 2015.

Corporate and Other segment - operating results for the year ended December 31, 2015 and December 31, 2014

($ in thousands)	Corporate and Other segment
	CLO subordinated notes and tax exempt securities				Credit investments		Corporate		Total
	Year ended December 31,				Year ended December 31,		Year ended December 31,		Year ended December 31,
	2015		2014		2015	2014	2015	2014	2015	2014
Net realized and unrealized gains (losses)	$(221)	(1)	$1,047	(2)	$(2,183)	$(1,584)	$661	$217	$(1,743)	$(320)
Interest income	805		1,667		5,396	7,315	185	527	6,386	9,509
Other income	—		—		—	—	118	167	118	167
Total revenue	584		2,714		3,213	5,731	964	911	4,761	9,356

Interest expense	—		—		1,371	1,595	5,631	4,668	7,002	6,263
Payroll and employee commissions	223		665		—	—	14,002	4,529	14,225	5,194
Depreciation and amortization	—		—		—	—	145	—	145	—
Other expenses	609		258		1,777	42	14,325	8,761	16,711	9,061
Total expense	832		923		3,148	1,637	34,103	17,958	38,083	20,518
Distributions from the subordinated notes held by the Company	14,460		15,720		—	—	—	—	14,460	15,720
Realized and unrealized (losses) gains on subordinated notes held by the Company	(25,480)		(7,965)		—	—	—	—	(25,480)	(7,965)
Pre-tax income (loss)	$(11,268)		$9,546		$65	$4,094	$(33,139)	$(17,047)	$(44,342)	$(3,407)

(1) Tax exempt securities and Telos 1.
(2) Tax exempt securities only.

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

CLO subordinated notes and Tax exempt securities

The Company’s CLO subordinated notes portfolio consists of subordinated notes and related participations in management fees issued primarily by CLOs managed by the Company (“CLO holdings”). As of December 31, 2015 and December 31, 2014 the Company’s CLO holdings, at fair value, were $28.7 million and $94.3 million respectively. For the year ended December 31, 2015, the Company incurred a pre-tax loss of $11.2 million on its CLO holdings, which comprised net distributions received of $14.7 million and realized and unrealized net losses of $25.9 million, including $8.0 million in realized GAAP losses as a result of the sale of CLO subordinated notes in the second quarter of 2015.

As of December 31, 2015 and December 31, 2014, the Company held investments at fair value of $10.0 million and $13.2 million, respectively, in portfolios of tax-exempt securities managed by the Company. In the year ended December 31, 2015, the Company earned realized and unrealized gains of $0.2 million on these portfolios, compared with $1.0 million in the year ended December 31, 2014. Interest income earned from these portfolios was $0.6 million in the year ended December 31, 2015, compared to $1.7 million in 2014. The decline in interest income is due to the reduced size of the portfolios in 2015. The decline in the realized and unrealized gains was due to a relatively flat marked-to-market in 2015 compared with a large unrealized gain in the year ended December 31, 2014 as a result of the movement in interest rates during that period.

Investments in loans

The Company’s credit investment portfolio comprises its loan warehouse, investments in NPLs and its credit opportunity fund. The Company establishes loan warehouse credit facilities which are designed to hold loans until new CLOs are formed. During 2014, two warehouse facilities were terminated as CLOs were issued generating net income of $4.1 million for the year ended December 31, 2014. The Company established a warehouse facility in the third quarter of 2015 to purchase loans in anticipation of the subsequent launch of Telos 7. The Telos 7 loan warehouse incurred a loss of $1.9 million comprised of $3.0 million of interest income offset by $4.3 million of unrealized mark to market losses and $0.5 million of interest expense.

As of December 31, 2015, the fair value of the Company’s NPL portfolio was $38.3 million (of which $9.5 million was attributable to loans purchased in the fourth quarter of 2015). The mortgage loans were purchased at a discount to their unpaid principal balances and the estimated value of the underlying real estate. The goal of the strategy is to earn a return on the investment through a restructuring and subsequent reselling of the mortgage at a gain or through foreclosure on the property and selling the property at a gain. The Company began investing in NPLs in the second quarter of 2015 and expects to continue to report minimal income through the first half of 2016, until realizations on sales of loans and/or real estate properties begin to occur in the second half of the year as costs and expenses are typically recognized at the beginning of the overall investment period while profits are realized later. For the year ended December 31, 2015, the Company reported a slight gain of $120 thousand, with gains and early realizations offsetting expenses related to establishing the strategy and purchasing the portfolio.

The Company also commenced its credit opportunities strategy in 2015 with the purchase of a pool of loans of middle-market borrowers. The Company has leveraged its principal investment of $25.0 million with an asset based secured credit facility, whereby the Company may borrow up to $125.0 million. The Company bears the first loss on any defaults in the pool of loans. As of December 31, 2015 the Company had drawn $54.9 million of the facility. Net income from the credit opportunities strategy was $1.9 million for the year ended December 31, 2015.

Corporate

Corporate revenues comprise net realized and unrealized gains and losses on the Company’s credit mitigation transactions, income from the Company’s investments in the Star Asia Entities, common shares of RAIT and other corporate investments (not included in the other two CLO and credit investment categories).

The Company holds a short Treasury position to mitigate the potential negative impact of a general rise in interest rates.  In addition, the Company also holds a credit default swap and credit derivative index (“CDX”) positions, buying and selling credit protection on different tranches of risk in differing CDX indices. The credit default swap and CDX transactions are designed to mitigate the potential impact of a general deterioration in corporate credit risk. As credit market conditions deteriorated in the second half of 2015, gains of $1.0 million were partially offset by $416 thousand of interest expense. This compared favorably with total net loss for the year ended December 2014 of $3.1 million.

Corporate revenues include income from the Company’s investments in the Star Asia Entities. The Star Asia Entities are Tokyo-based real estate holding companies formed to invest in Asian properties and real estate related debt instruments. The Company incurred an unrealized loss of $115 thousand on these investments in the year ended December 31, 2015, compared to unrealized gains and other income of $3.4 million in the year ended December 31, 2014 from its investments in these entities.

Net revenue from Corporate investments was $964 thousand in the year ended December 31, 2015, compared with net revenues of $911 thousand in the year ended December 31, 2014. The decline was primarily the result of unrealized losses on investments of $240 thousand in the year ended December 31, 2015, compared with net unrealized losses of $224 thousand in the year ended December 31, 2014. Interest and other income also decreased from $694 thousand to $303 thousand from the prior year period.

Corporate interest expense was $5.6 million in the year ended December 31, 2015, compared to $4.7 million in the year ended December 31, 2014. This interest expense is primarily interest on borrowings under the Company’s credit agreement with Fortress. Further details of the Company’s borrowings under the Fortress credit agreement are provided in Note 17—Debt, in the accompanying consolidated financial statements.

Corporate and other operating expenses include payroll, professional fees and other expenses. Payroll expenses, which include salaries, bonuses and benefits totaled $14.0 million in the year ended December 31, 2015, compared to $4.5 million in the year ended December 31, 2014. Corporate payroll expense includes the expense of head office management, legal and accounting staff as well as the payroll expense associated with the management of the Company’s tax exempt portfolio. Payroll expenses increased in 2015 as the Company expanded its staff as a result of our efforts to improve our reporting and controls infrastructure and the accrual of separation payments to a former executive.

Other expenses were $14.3 million in the year ended December 31, 2015 and $8.8 million in the year ended December 31, 2014. Other expenses primarily consisted of professional fees, insurance, shareholder support, office rent and other office costs and travel expenses. Other expenses increased in 2015 as a result of a combination of increased audit and SOX compliance expenses due to increased compliance costs associated with being an accelerated filer combined with the additional integrations and other costs from on-boarding the new acquisitions.

Provision for income taxes

Tiptree Financial had tax expense from continuing operations of $1.4 million for the year ended December 31, 2015 as compared to a tax expense of $4.1 million for the year ended December 31, 2014. The effective tax rate on income from continuing operations for the year ended December 31, 2015 was approximately (11.1)% compared to 525.5% for the year ended December 31, 2014. Differences from the statutory income tax rates are primarily the result of the fact that we were not a consolidated group for corporate income tax purposes, the effect of changes in valuation allowance on net operating losses reported by certain of the Company’s subsidiaries, and the effect of state income taxes incurred on a separate legal entity basis.

Discontinued operations, net

The Company completed its sale of PFG during the second quarter of 2015. Net income from PFG discontinued operations was $22.6 million in the first half of 2015, which includes the net gain on the sale of PFG of $15.6 million after provision for taxes. As such, income from discontinued operations was $7.0 million, excluding the gain on the sale of PFG, in the first half of 2015 compared to $3.5 million for the first half of 2014. For further information relating to the sale of PFG see Note 4—Dispositions, Assets Held for Sale and Discontinued Operations, in the accompanying consolidated financial statements.

Balance Sheet Information - as of December 31, 2015 compared to the year ended December 31, 2014

Tiptree Financial’s total assets were $2.5 billion as of December 31, 2015, compared to $8.2 billion as of December 31, 2014. The $5.7 billion decline in assets is primarily attributable to the completion of the sale of PFG and the corresponding removal of PFG separate account assets as of June 30, 2015 and deconsolidation of our four CLOs, partially offset by the acquisition of Reliance.

Total stockholders’ equity of Tiptree Financial was $312.8 million as of December 31, 2015 compared to $284.5 million as of December 31, 2014. The primary reason for the change in Tiptree Financial’s stockholders’ equity was from the increases due to the issuance of shares for the Company’s acquisition of Reliance, shares issued for compensation, changes in non-controlling interests and net income, offset by decreases related to dividends paid and stock purchased under the stock purchase plans described above in “Part II—Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Purchases of Equity Securities by the Issuer and Affiliated Purchasers.”

Non-GAAP Financial Measures

Management uses EBITDA and Adjusted EBITDA, which are non-GAAP financial measures. The Company believes that consolidated EBITDA and Adjusted EBITDA on a consolidated basis and for each segment provide supplemental information useful to investors as it is frequently used by the financial community to analyze performance period to period, to analyze a company’s ability to service its debt and to facilitate comparison among companies. The Company believes segment EBITDA and Adjusted EBITDA provides additional supplemental information to compare results among our segments. Beginning in 2016 the Company Adjusted EBITDA will also be used in determining incentive compensation for the Company’s executive officers. EBITDA and Adjusted EBITDA are not a measurement of financial performance or liquidity under GAAP; therefore, EBITDA and Adjusted EBITDA should not be considered as an alternative or substitute for GAAP. The Company’s presentation of EBITDA and Adjusted EBITDA may differ from similarly titled non-GAAP financial measures used by other companies. The Company defines EBITDA as GAAP net income of the Company adjusted to add consolidated interest expense, consolidated income taxes and consolidated depreciation and amortization expense as presented in its financial statements and Adjusted EBITDA as EBITDA adjusted to (i) subtract interest expense on asset-specific debt incurred in the ordinary course of its subsidiaries’ business operations, (ii) adjust for the effect of purchase accounting, (iii) add back significant acquisition related costs, (iv) adjust for significant relocation costs and (v) significant one-time expenses.

EBITDA and Adjusted EBITDA - Year Ended December 31, 2015 and December 31, 2014.

Reconciliation from the Company’s GAAP net income to Non-GAAP financial measures - EBITDA and Adjusted EBITDA
($ in thousands)	Year ended December 31,
	2015	2014
Net income available to Class A common stockholders	$5,779	$(1,710)
Add: net income attributable to non-controlling interests	3,023	6,294
Less: net income from discontinued operations	22,618	7,937
(Loss) income from Continuing Operations of the Company	$(13,816)	$(3,353)
Consolidated interest expense	23,491	12,541
Consolidated income taxes	1,377	4,141
Consolidated depreciation and amortization expense	45,124	11,945
EBITDA for Continuing Operations	$56,176	$25,274
Consolidated non-corporate and non-acquisition related interest expense(1)	(11,861)	(7,265)
Effects of purchase accounting(2)	(24,166)	—
Non-cash changes to contingent liability (3)	(1,300)	—
Significant acquisition expenses(4)	1,859	6,121
Separation expenses(5)	5,209	—
Subtotal Adjusted EBITDA for Continuing Operations of the Company	$25,917	$24,130

Income from Discontinued Operations of the Company(6)	$22,618	$7,937
Consolidated interest expense	5,226	11,475
Consolidated income taxes	3,796	5,525
Consolidated depreciation and amortization expense	862	4,379
EBITDA for Discontinued Operations	$32,502	$29,316
Significant relocation costs(7)	—	5,477
Subtotal Adjusted EBITDA for Discontinued Operations of the Company	$32,502	$34,793

Total Adjusted EBITDA of the Company	$58,419	$58,923

Notes

(1)
The consolidated non-corporate and non-acquisition related interest expense is subtracted from EBITDA to arrive at Adjusted EBITDA. This includes interest expense associated with asset-specific debt at subsidiaries in the insurance and insurance services, specialty finance, real estate and corporate and other segments. For the year ended December 31, 2015, interest expense for the asset-specific debt was $0.3 million for insurance and insurance services, $3.4 million for specialty finance, $6.8 million for real estate and $1.4 million for corporate and other, totaling $11.9 million. For the year ended December 31, 2014, interest expense for the asset-specific debt was $1.6 million for specialty finance, $4.1 million for real estate, and $1.6 million for corporate and other segments, totaling $7.3 million.

(2)
Tiptree’s purchase of Fortegra resulted in a number of purchase accounting adjustments being made as of the date of acquisition, which included setting deferred cost assets to a fair value of zero, modifying deferred revenue liabilities to their respective fair values, and recording a substantial intangible asset representing the value of the acquired insurance policies and contracts. Following the purchase accounting adjustments, current period expenses associated with deferred costs were more favorably stated by $47.1 million and current period income associated with deferred revenues were less favorably stated by $22.9 million. Thus, the purchase accounting effect related to Fortegra, increased EBITDA in 2015 by $24.2 million above what the historical basis of accounting would have generated. The impact of this purchase accounting adjustments have been reversed to reflect an adjusted EBITDA without such purchase accounting effect.

(3)	Tiptree’s purchase of Reliance also resulted in a purchase accounting adjustment which consists of a $1.3 million fair value adjustment on the contingent consideration for the acquisition.

(4)
For 2015, significant acquisition related costs represents costs in connection with Care’s acquisition of the Royal Portfolio and Greenfield II Portfolio properties included taxes of $504 thousand, legal costs of $644 thousand and $431 thousand of other property acquisition expenses as well as $280 thousand related to the Reliance acquisition. For 2014, significant non-recurring costs for continuing operations included $6.1 million associated with the Fortegra transaction.

(5)
Consists of future payments of $5.2 million to Geoffrey Kauffman, our former Co-Chief Executive Officer, payable in three equal installments in June 2016, January 2017 and January 2018 pursuant to a separation agreement, dated as of November 10, 2015. Does not include a separation payment of $1.3 million paid to Mr. Kauffman in December 2015.

(6)	See Note 4—Dispositions, Asset Held for Sale and Discontinued Operations, in the accompanying consolidated financial statements for further discussion of discontinued operations.

(7)
Significant relocation costs for discontinued operations included expenses incurred in connection with the move of PFAS’s physical location from New Jersey to Philadelphia for the year ended December 31, 2014.

Segment EBITDA and Adjusted EBITDA from continuing operations - Year Ended December 31, 2015 and December 31, 2014

($ in thousands)	Segment EBITDA and ADJUSTED EBITDA - Years Ended December 31, 2015 and December 31, 2014
	Insurance and insurance services		Specialty finance		Real estate		Asset management		Corporate and other		Totals
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,		Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Pre tax income/(loss)	$29,778	$(3,171)	$6,265	$(1,962)	$(9,535)	$3,171	$5,395	$6,157	$(44,342)	$(3,407)	$(12,439)	$788
Add back:
Interest expense	6,135	637	3,558	1,530	6,796	4,111	—	—	7,002	6,263	23,491	12,541
Depreciation and amortization expenses	29,673	4,265	760	499	14,546	7,181	—	—	145	—	45,124	11,945
Segment EBITDA	$65,586	$1,731	$10,583	$67	$11,807	$14,463	$5,395	$6,157	$(37,195)	$2,856	$56,176	$25,274

EBITDA adjustments:
Asset-specific debt interest	(306)	(29)	(3,388)	(1,530)	(6,796)	(4,111)	—	—	(1,371)	(1,595)	(11,861)	(7,265)
Effects of purchase accounting	(24,166)	—	—	—	—	—	—	—	—	—	(24,166)	—
Non-cash changes to Contingent Liability	—	—	(1,300)	—	—	—	—	—	—	—	(1,300)	—
Significant acquisition expenses	—	6,121	—	—	1,579	—	—	—	280	—	1,859	6,121
Separation expenses	—	—	—	—	—	—	—	—	5,209	—	5,209	—
Segment Adjusted EBITDA	$41,114	$7,823	$5,895	$(1,463)	$6,590	$10,352	$5,395	$6,157	$(33,077)	$1,261	$25,917	$24,130

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

As of December 31, 2015, the Company had unrestricted cash of $69.4 million compared to $53.0 million at December 31, 2014, a net increase of $16.4 million primarily consisting of cash proceeds from the sale of PFG offset by cash used in operating and investing activities.

Tiptree’s approach to debt is to use non-recourse, asset specific debt where possible that is amortized by cash flows from the underlying business or assets financed. Operating Company has a credit facility with Fortress to provide working capital and flexibly fund preliminary capital contributions to leveraged business or assets. Loans under the Fortress credit agreement bear interest at LIBOR (with a minimum LIBOR rate of 1.25%), plus a margin of 6.50% per annum. Operating Company is required to make quarterly principal payments of $500,000, subject to adjustment based on the Net Leverage Ratio (as defined in the Fortress credit agreement) at the end of each fiscal quarter. All remaining principal, and any unpaid interest, under the Fortress credit agreement is payable on maturity at September 18, 2018. Operating Company’s outstanding debt under the Fortress credit agreement was $45.5 million as of December 31, 2015 compared to $47.5 million as December 31, 2014. See Note 17—Debt, net for additional information of the debt of Tiptree and its subsidiaries.

Consolidated Comparison of Cash Flows

Summary Consolidated Statements of Cash Flows - Year Ended December 31, 2015 and December 31, 2014

($ in thousands)	Year ended December 31,
	2015	2014
Net cash (used in) provided by:
Operating activities
Operating activities - continuing operations (excluding VIEs)	$(20,872)	$(14,382)
Operating activities - VIEs	20,941	21,986
Operating activities - discontinued operations	(6,354)	16,045
Total cash (used in) provided by operating activities	(6,285)	23,649

Investing activities
Investing activities - continuing operations (excluding VIEs)	(263,241)	(15,196)
Investing activities - VIEs	44,025	(551,526)
Investing activities - discontinued operations	4,101	(2,967)
Total cash (used in) investing activities	(215,115)	(569,689)

Financing activities
Investing activities - continuing operations (excluding VIEs)	234,240	16,700
Investing activities - VIEs	8,573	497,798
Investing activities - discontinued operations	(5,000)	(7,667)
Total cash provided by financing activities	237,813	506,831

Net (decrease) in cash	$16,413	$(39,209)
The amounts associated with operating, investing and financing activities for the year ended December 31, 2015 and 2014 from discontinued operations are presented as a component of the Company’s Consolidated Statements of Cash Flows.
2015
Operating Activities
Cash used in continuing operations (excluding VIEs) was $20.9 million for the year ended December 31, 2015. The primary sources of cash from continuing operations were: the inclusions of Fortegra and increased revenues at Care as a result of increased investments in properties during the period. The primary uses of cash from continuing operations were: increased balances in mortgage loans held for sale as a result of higher volume in our mortgage segment, from both the inclusion of Reliance and improved industry conditions, payment of taxes primarily related to the gain on sale of PFG, loan growth at Siena, and an increase in corporate expenses due to our investment in our controls and reporting infrastructure.

Cash provided by operating activities - VIEs was $20.9 million for the year ended December 31, 2015. The primary source of cash from operating activities - VIEs were the net gain on the sale of loans within the CLOs and retained cash from the CLOs.

Cash used in operating activities - discontinued operations was $6.4 million for the year ended December 31, 2015. The primary driver of the cash used was the repayment of policy liabilities, offset by net income from operations.

Investing Activities

Cash used in investing activities from continuing operations (excluding VIEs) was $263.2 million for the year ended December 31, 2015. The primary drivers of these investments were our: investments in NPLs, investments in real estate properties at Care, acquisition of Reliance and Fortegra’s acquisition of the remaining 37.6% of ProtectCell.

Cash provided by investing activities - VIEs was $44.0 million for the year ended December 31, 2015. The primary driver of the increase in cash from investing activities - VIEs was proceeds from loan repayments and sales of loans, net of purchases of loans.

Cash provided by investing activities - discontinued operations was $4.1 million for the year ended December 31, 2015. The primary driver of the sources was repayment of policy holder loans, offset by the sale of the non-controlling interest of PFG.

Financing Activities

Cash provided by financing activities for continuing operations (excluding VIEs) was $234.2 million for the year ended December 31, 2015. The primary drivers of the cash provided were: borrowings on the mortgage warehouse facilities to fund the growth in mortgage volume, the addition of Reliance, borrowings at Care to fund its investments in real estate, and borrowings at Siena to fund its loan growth, collectively offset by the repayment of debt at Fortegra.

Cash provided by financing activities - VIEs was $8.6 million for the year ended December 31, 2015. The primary driver of the cash provided by financing activities - VIEs was the sale of the subordinated notes issued by Telos 2 and Telos 4 during the second quarter of 2015.

Cash used in financing activities - discontinued operations was $(5.0) million for the year ended December 31, 2015. The primary driver of the cash used in financing activities - discontinued operations was the repayment of debt outstanding.

2014

Operating Activities

Cash used in continuing operations (excluding VIEs) was $14.4 million for the year ended December 31, 2014. The primary sources of cash from continuing operations (excluding VIEs) were: operating cash generated at Care, a $7.9 million gain on the repayment of a loan, repayments of tax exempt securities, and net proceeds from the issuance of subordinated notes in Telos 5. The primary uses of cash from continuing operations were: loan growth at Siena, increased balances in mortgage loans held for sale as a result of higher volume in our mortgage segment, increase in cash payments for other liabilities and accrued expenses.

Cash provided by operating activities - VIEs was $22.0 million for the year ended December 31, 2014. The primary source of cash from operating activities - VIEs was the net gains on sale of loans in the CLOs.

Cash provided by operating activities - discontinued operations was $16.0 million for the year ended December 31, 2014. The primary driver of the cash provided was an increase in payables related to policy terminations and income from operations.

Investing Activities

Cash used in investing activities from continuing operations (excluding VIEs) was $15.2 million for the year ended December 31, 2014. The primary uses of cash from investing activities from continuing operations (excluding VIEs) were: the acquisition of Luxury and Fortegra, offset by net sales and maturities of investments related to new CLO launches.

Cash used in investing activities - VIEs was $551.5 million for the year ended December 31, 2014. The primary driver of the use of cash in investing activities - VIEs was investments in new loans in the CLOs, net of repayments and sales.

Cash used in investing activities - discontinued operations was $3.0 million for the year ended December 31, 2014. The primary driver of cash provided from investing activities was the repayment of policy holder loans, partially offset by the purchase of property, plant and equipment.

Financing Activities

Cash provided by continuing operations (excluding VIEs) was $16.7 million for the year ended December 31, 2014. The primary sources of cash were: increased borrowings at Siena to fund loan growth, borrowings on mortgage warehouse lines related to the acquisition of Luxury, and repayment of the Telos 5 warehouse, net of new borrowings to fund the Telos 6 warehouse.

Cash provided by financing activities - VIEs was $497.8 million for the year ended December 31, 2014. The primary driver of the sources of cash in financing activities - VIEs was an increase in CLO liabilities.

Cash used in financing activities - discontinued operations was $7.7 million for the year ended December 31, 2014. The primary driver of the cash used was the repayment of debt outstanding.
Contractual Obligations

The table below summarizes Tiptree’s consolidated contractual obligations by period for payments that are due as of December 31, 2015:

($ in thousands)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Mortgage notes payable and related interest (1)	$2,153	$7,066	$104,636	$53,526	$167,381
Trust Preferred Securities (2)	—	—	—	35,000	35,000
Notes payable CLOs (3)	—	—	—	722,150	722,150
Credit agreement/Revolving line of credit (4)	15,303	133,480	175,092	35,500	359,375
Operating lease obligations (5)	5,253	8,904	5,809	2,157	22,123
Total	$22,709	$149,450	$285,537	$848,333	$1,306,029

(1)
Mortgage notes payable include mortgage notes entered into by subsidiaries of Care LLC in connection with its acquisition of several properties and the mortgage note entered into by Luxury Mortgage Corp. with the Bank of Danbury (see Note 17—Debt, in the accompanying consolidated financial statements).

(2)
Fortegra has $35.0 million of fixed/floating rate trust preferred securities due June 15, 2037. The trust preferred securities bear interest at a floating rate of 3-month LIBOR plus the annual base rate of 4.10%. Interest is payable quarterly. In 2012, Fortegra entered into an interest rate swap that exchanges the floating rate for a fixed rate, as further described in Note 15—Derivative Financial Instruments and Hedging. The Company may redeem the trust preferred securities, in whole or in part, at a price equal to the full outstanding principal amount of such trust preferred securities outstanding plus accrued and unpaid interest.

(3)	Non-recourse CLO notes payable principal is payable at stated maturity, 2021 for Telos 1, 2022 for Telos 2, 2024 for Telos 3 and Telos 4, 2025 for Telos 5 and 2027 for Telos 6.

(4)
On September 18, 2013, Operating Company entered into a credit agreement with Fortress and borrowed $50.0 million under the credit agreement. The credit agreement also included an option for Operating Company to borrow additional amounts up to a maximum aggregate of $125.0 million, subject to satisfaction of certain customary conditions. On January 26, 2015, Tiptree entered into a First Amendment to its existing Fortress credit agreement (the “Amendment”) providing for additional term loans in an aggregate principal amount of $25.0 million to Tiptree. Tiptree paid down $25.0 million of the loans under the Fortress credit agreement upon the closing of the PFG sale on June 30, 2015 (see Note 17—Debt, in the accompanying consolidated financial statements, for further detail).

On July 25, 2013, Siena closed on a line of credit with Wells Fargo Bank. As of December 31, 2015 this revolving line is $75.0 million with an interest rate of LIBOR plus 225 basis points and a maturity date of October 17, 2019. As of December 31, 2015, there was $36.2 million outstanding on this line (see Note 17—Debt, in the accompanying consolidated financial statements).
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
On December 4, 2014, Fortegra entered into an amended and restated $140.0 million secured credit agreement (the “Credit Agreement”) among: (i) Fortegra and its wholly owned subsidiary LOTS Intermediate Co. (“LOTS”), as borrowers (Fortegra and LOTS, collectively, the “Borrowers”); (ii) the initial lenders named therein; and (iii) Wells Fargo Bank, National Association, as administrative agent, swingline lender, and issuing lender. The Credit Agreement provides for a $50.0 million term loan facility and a $90.0 million revolving credit facility. Subject to earlier termination, the Credit Agreement terminates on December 4, 2019. The weighted average rate paid for the year ended December 31, 2015 was 3.17%. The Borrowers are required to repay the aggregate outstanding principal amount of the initial $50.0 million term loan facility in consecutive quarterly installments of $1.25 million commencing March 2015.
Fortegra has a $15.0 million revolving line of credit agreement (the “Line of Credit”) with Synovus Bank, entered into on October 9, 2013, with a maturity date of April 30, 2017.  The Line of Credit bears interest at a rate of 300 basis points plus 90-day LIBOR, and is available specifically for the South Bay premium financing product. The weighted average rate paid for the year ended December 31, 2015 was 3.30%.

(5)
Minimum rental obligation for Tiptree, Care, MFCA, Siena, Luxury and Fortegra office leases. The total rent expense for the Company for the year ended December 31, 2015 and 2014 was $5.8 million and $1.5 million, respectively.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 2—Summary of Significant Accounting Policies. As disclosed in Note 2, the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. The Company believes that the following discussion addresses the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult , subjective and complex judgments. Further information can be found in the notes to the consolidated financial statements related to the following: valuation of assets where quoted market prices are not available can be found under “Fair Value Measurement” in Note 2—Summary of Significant Accounting Policies; policies related to goodwill and intangible assets can be found in Note 2—Summary of Significant Accounting Policies—Goodwill and Identifiable Intangible Assets, Net; and additional information on income taxes can be found under Note 23—Income Taxes. The consolidated financial statements prepared under GAAP for all periods presented include retroactive adjustments to comparative periods to reflect the combinations under common control described in Note 1—Organization, related to TAMCO and the Contribution Transactions. All intercompany items have been eliminated for these periods.
Fair Value of Financial Instruments
Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements and Disclosures, defines fair value, describes the framework for measuring fair value, and addresses fair value measurement disclosures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

Reserves

Insurance Reserves

Unpaid claims are reserve estimates that are established in accordance with U.S. GAAP using generally accepted actuarial methods. Credit life and AD&D unpaid claims reserves include claims in the course of settlement and incurred but not reported (“IBNR”). Credit disability unpaid claims reserves also include continuing claim reserves for open disability claims. For all other Fortegra product lines, unpaid claims reserves are bulk reserves and are entirely IBNR. The Company uses a number of algorithms in establishing its unpaid claims reserves. These algorithms are used to calculate unpaid claims as a function of paid losses, earned premium, target loss ratios, in-force amounts, unearned premium reserves, industry recognized morbidity tables or a combination of these factors.

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

Loan Reserves

Certain loans originated by the Company within its specialty finance segment are asset backed loans held for investment and are carried at amortized cost. An allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when the Company believes the uncollectibility of a loan balance is confirmed. Management reviews its methodology for its calculation of its loss provision as deemed necessary which is at least on an annual basis.

Although we sell substantially all of the loans we originate in our mortgage business, we remain subject to claims for repurchases or indemnities related to mortgage loans we originate in the event of early payment defaults or breaches of representations and warranties regarding loan quality, compliance and certain other loan characteristics. A reserve estimated for probable claims are based on historical experience and is calculated as a reduction to gain on sale on all of the loans we originate. Management reviews its methodology annually or more often if representation and warranty claims patterns change.

Deferred Acquisition Costs

The Company defers certain costs of acquiring new and renewal insurance policies and other products within the Company’s insurance and insurance services segment.

Insurance Policy Related

Insurance policy related deferred acquisition costs are limited to direct costs that resulted from successful contract transactions and would not have been incurred by the Company's insurance company subsidiaries had the transactions not occurred. These capitalized costs are amortized as the related premium is earned.

The Company evaluates whether insurance related deferred acquisition costs are recoverable at year-end, and considers investment income in the recoverability analysis. As a result of the Company's evaluations, no write-offs for unrecoverable insurance related deferred acquisition costs were recognized during the years ended December 31, 2015 and December 31, 2014, respectively.

Non-insurance Policy Related

Other deferred acquisition costs are limited to prepaid direct costs, typically commissions and contract transaction fees, that resulted from successful contract transactions and would not have been incurred by the Company had the transactions not occurred. These capitalized costs are amortized as the related service and administrative fees are earned.

The Company evaluates whether deferred acquisition costs - non-insurance policy related are recoverable at year-end. As a result of the Company's evaluations, no write-offs for unrecoverable deferred acquisition costs were recognized during the years ended December 31, 2015 and December 31, 2014, respectively.

Revenue Recognition

The Company earns revenues from a variety of sources:

Service and Administrative Fees

The Company earns service and administrative fees from a variety of activities. Such fees are typically positively correlated with transaction volume and are recognized as revenue as they become both realized and earned.

 Service Fees. Service fee revenue is recognized as the services are performed. These services include fulfillment, software development, and claims handling for our customers. Collateral tracking fee income is recognized when the service is performed and billed. Management reviews the financial results under each significant contract on a monthly basis. Any losses that may occur due to a specific contract would be recognized in the period in which the loss is determined probable. During the years ended December 31, 2015 and December 31, 2014, the Company did not incur a loss with respect to a specific significant service fee contract.

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

Earned Premiums, net

Net earned premium is from direct and assumed earned premium consisting of revenue generated from the direct sale of payment protection insurance policies by the Company's distributors and premiums written for payment protection insurance policies by another carrier and assumed by the Company. Whether direct or assumed, the premium is earned over the life of the respective policy using methods appropriate to the pattern of losses for the type of business. Methods used include the Rule of 78's, pro rata, and other actuarial methods. Management selects the appropriate method based on available information, and periodically reviews the selections as additional information becomes available. Direct and assumed premiums are offset by premiums ceded to the Company's reinsurers, including producer owned reinsurance companies (PORCs), earned in the same manner. The amount ceded is proportional to the amount of risk assumed by the reinsurer.

Rental Revenue

Rental revenue from residents in Managed Properties are recognized monthly as services are provided, as lease periods for residents are short-term in nature. The Company recognizes rental revenue from Triple Net Lease Properties in accordance with ASC Topic 840, Leases which requires that revenue be recognized on a straight-line basis over the non-cancelable term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. Renewal options in leases with rental terms that are higher than those in the primary term are excluded from the calculation of straight line rent if the renewals are not reasonably assured. The Company commences rental revenue recognition when the tenant takes control of the leased space. The Company recognizes lease termination payments as a component of rental revenue in the period received, provided that there are no further obligations under the lease.

Commissions Payable and Expense

Commissions are paid to distributors and retailers selling credit insurance policies, motor club memberships, mobile device protection, and warranty service contracts, and are generally deferred and expensed in proportion to the earning of related revenue.  Credit insurance commission rates, in many instances, are set by state regulators and are also impacted by market conditions. In certain instances, credit insurance commissions are subject to retrospective adjustment based on the profitability of the related policies. Under these retrospective commission arrangements, the producer of the credit insurance policies receives a retrospective commission if the premium generated by that producer in the accounting period exceeds the costs associated with those policies, which includes the Company's administrative fees, claims, reserves, and premium taxes. The Company analyzes the retrospective commission calculation periodically for each producer and, based on the analysis associated with each such producer, the Company records a liability for any positive net retrospective commission earned and due to the producer or, conversely, records a receivable, net of allowance, for amounts due from such producer for instances where the net result of the retrospective commission calculation is negative.

Share-Based Compensation

The Company measures compensation cost for share-based awards at fair value and recognizes compensation over the service period for awards expected to vest. The fair value of restricted stock is based on the number of shares granted and the quoted price of our common stock at the time of grant. In addition, the estimation of share-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period that the estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates.

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

In accordance with ASC 740, the Company establishes valuation allowances for deferred tax assets when, in its judgment, it concludes that it is more likely than not that the deferred tax assets will not be realized. These judgments are based on projections of future income, including tax-planning strategies, by individual tax jurisdiction. Changes in economic conditions and the competitive environment may impact the accuracy of the Company’s projections. In accordance with ASC 740, on a quarterly basis, the Company assesses the likelihood that its deferred tax assets will be realized and determines if adjustments to the Company’s valuation allowance is appropriate. As a result of this assessment, as of December 31, 2015, the consolidated valuation allowance for Tiptree was $1.0 million. The increase and/or decrease in valuation allowance could have a significant negative or positive impact on our current and future earnings. In 2015, the Company recorded a net decrease of valuation allowances of $1.7 million as compared to an increase of $1.5 million in 2014.

Acquisition Accounting

In connection with our acquisitions, assets acquired and liabilities assumed were recorded at fair value as of the acquisition date. The accounting for acquisitions requires the identification and measurement of all acquired tangible and intangible assets and assumed liabilities at their respective fair values as of the acquisition date. In measuring the fair value of net tangible and identified intangible assets acquired, management uses information obtained as a result of pre-acquisition due diligence, marketing, leasing activities and independent appraisals. The determination of fair value involved the use of significant judgment and estimation.

Goodwill and Intangible Assets

The Company initially records all assets and liabilities acquired in purchase acquisitions, including goodwill, indefinite lived intangibles and other intangibles, in accordance with ASC 805 Business Combinations. Goodwill, indefinite-lived intangibles and other intangibles are subsequently accounted for in accordance with ASC 350 Intangibles-Goodwill and Other and ASC

360 Impairment or Disposal of Long-Lived Assets. The initial measurement of goodwill and intangibles requires judgment concerning estimates of the fair value of the acquired assets and liabilities. Goodwill (and indefinite-lived intangible assets are not amortized but subject to tests for impairment annually or if events or circumstances indicate it is more likely than not they may be impaired. Other intangible assets are amortized over their estimated useful lives and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount.

GAAP also requires that an interim test be done whenever events or circumstances occur that may indicate that it is more likely than not that the fair value of any reporting unit might be less than its carrying value. No such events or circumstances have occurred during the years ended December 31, 2015 and December 31, 2014, respectively.

Key judgments in accounting for intangibles include useful life and classification between goodwill and indefinite-lived intangibles or other intangibles requiring amortization. Indefinite-lived intangible assets are evaluated for impairment at least annually by comparing their fair values, estimated using discounted cash flow analyses, to their carrying values. Other amortizing intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment. Such evaluation of other intangible assets is initially based on undiscounted cash flow projections. See Note 2—Summary of Significant Accounting Policies, in the accompanying consolidated financial statements for further detail.

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards see Note 2—Summary of Significant Accounting Policies, in the accompanying consolidated financial statements.

Off-Balance Sheet Arrangements

Our mortgage origination subsidiaries enter into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes, as well as commitments to sell real estate loans to various investors. Substantially all of the commitments by our mortgage origination subsidiaries to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Other than these commitments to originate and sell loans, the Company did not guarantee any obligations of unconsolidated entities, or express intent to provide additional funding to any such entities. Other than the consolidation of Telos 5 and Telos 6, Tiptree does not maintain any other relationships with unconsolidated entities or financial partnerships, special purpose or VIEs, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2015, Tiptree did not guarantee any obligations of unconsolidated entities, enter into any commitments or express intent to provide additional funding to any such entities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information contained in this Item.

63

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Tiptree Financial Inc.:
We have audited the accompanying consolidated balance sheets of Tiptree Financial Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the two‑year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tiptree Financial Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the two‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 2 to the consolidated financial statements, the Company has elected to early adopt ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which resulted in the deconsolidation of several collateralized loan obligations entities as of January 1, 2015.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tiptree Financial Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2016 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
New York, New York
March 15, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Tiptree Financial Inc.:

We have audited Tiptree Financial Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control ‑ Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Tiptree Financial Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses related to ineffective process level controls over financial statement accounts at the Care Investment Trust LLC managed properties (“Care Managed Properties”) and Luxury Mortgage Corp. and Subsidiary (“Luxury”); insufficient knowledgeable resources with responsibilities for processes and internal controls over financial reporting at its Care Managed Properties and Luxury; inadequate monitoring activities over the Care Managed Properties and Luxury; and ineffective management review controls over income taxes, business combinations, and the consolidated statement of cash flows have been identified and included in management’s assessment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets, statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the two‑year period ended December 31, 2015 of Tiptree Financial Inc.
These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 consolidated financial statements, and this report does not affect our report dated March 15, 2016, which expressed an unqualified opinion on those consolidated financial statements.
In our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, Tiptree Financial Inc. has not maintained effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Tiptree Financial Inc. acquired certain Care real estate properties and Reliance First Capital, LLC (Reliance) during 2015, and management excluded from its assessment of the effectiveness of Tiptree Financial Inc.’s internal control over financial reporting as of December 31, 2015, certain Care real estate properties and Reliance’s internal control over financial reporting associated with total assets of $28.5 million and $72.7 million, respectively and total revenues of $8.8 million and $22.9 million, respectively, included in the consolidated financial statements of Tiptree Financial Inc. and subsidiaries as of and for the year ended December 31, 2015. Our audit of internal control over financial reporting of Tiptree Financial Inc. also excluded an evaluation of the internal control over financial reporting of certain Care real estate properties and Reliance.
We do not express an opinion or any other form of assurance on management’s statements referring to corrective actions taken after December 31, 2015, relative to the aforementioned material weaknesses in internal control over financial reporting.

/s/ KPMG LLP
New York, New York
March 15, 2016

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)

	As of
	December 31, 2015	December 31, 2014
Assets
Cash and cash equivalents	$69,400	$52,987
Restricted cash	18,778	6,812
Securities, available for sale (cost or amortized cost: $185,046 at December 31, 2015 and $171,679 at December 31, 2014)	184,703	171,128
Loans, at fair value	273,559	2,601
Loans owned, at amortized cost, net	52,531	36,095
Mortgage loans held for sale, at fair value (pledged as collateral: $112,743 at December 31, 2015 and $28,049 at December 31, 2014)	120,836	28,661
Notes receivable, net	21,696	21,916
Accounts and premiums receivable, net	57,056	39,666
Reinsurance receivables	352,926	264,776
Deferred acquisition costs	57,858	8,616
Real estate, net	203,961	131,308
Goodwill and intangible assets, net	186,107	212,152
Other receivables	62,247	36,428
Other assets	110,758	83,869
Assets of consolidated CLOs	728,812	1,978,094
Assets held for sale	—	5,129,745
Total assets	$2,501,228	$8,204,854
Liabilities and Stockholders’ Equity
Liabilities
Debt, net	$673,210	$363,199
Unearned premiums	389,699	299,826
Policy liabilities and unpaid claims	80,663	63,365
Deferred revenue	63,081	45,393
Reinsurance payables	65,840	19,717
Commissions payable	14,866	12,983
Deferred tax liabilities	22,699	45,925
Other liabilities and accrued expenses	94,420	68,547
Liabilities of consolidated CLOs	698,316	1,877,377
Liabilities held for sale and discontinued operations	740	5,006,901
Total liabilities	$2,103,534	$7,803,233
Commitments and contingencies (Note 24)

Stockholders’ Equity
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued or outstanding	$—	$—
Common stock - Class A: $0.001 par value, 200,000,000 shares authorized, 34,899,833 and 31,830,174 shares issued and outstanding respectively	35	32
Common stock - Class B: $0.001 par value, 50,000,000 shares authorized, 8,049,029 and 9,770,367 shares issued and outstanding respectively	8	10
Additional paid-in capital	297,063	271,090
Accumulated other comprehensive (loss), net of tax	(111)	(49)
Retained earnings	15,845	13,379
Total stockholders’ equity to Tiptree Financial Inc.	312,840	284,462
Non-controlling interests (including $69,278 and $90,144 attributable to Tiptree Financial Partners, L.P., respectively)	84,854	117,159
Total stockholders’ equity	397,694	401,621
Total liabilities and stockholders’ equity	$2,501,228	$8,204,854
See accompanying notes to consolidated financial statements.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except share data)

	Year Ended December 31,
	2015	2014
Revenues:
Net realized and unrealized (losses) gains	$(1,282)	$7,355
Interest income	19,930	14,845
Service and administrative fees	106,525	8,657
Ceding commissions	43,217	3,737
Earned premiums, net	166,265	12,827
Gain on sale of loans held for sale, net	33,849	7,154
Loan fee income	9,373	3,736
Rental revenue	43,065	19,747
Other income	19,174	2,255
Total revenues	440,116	80,313

Expenses:
Interest expense	23,491	12,541
Payroll and employee commissions	107,810	32,540
Commission expense	105,751	4,287
Member benefit claims	29,744	2,676
Net losses and loss adjustment expense	56,568	3,153
Professional fees	22,529	10,502
Depreciation and amortization	45,124	11,945
Acquisition and transaction costs	1,859	6,121
Other expenses	52,790	15,285
Total expenses	445,666	99,050

Results of consolidated CLOs:
Income attributable to consolidated CLOs	23,613	64,681
Expenses attributable to consolidated CLOs	30,502	45,156
Net (loss) income attributable to consolidated CLOs	(6,889)	19,525
(Loss) income before taxes from continuing operations	(12,439)	788
Less: provision for income taxes	1,377	4,141
(Loss) from continuing operations	(13,816)	(3,353)

Discontinued operations:
Income from discontinued operations, net	6,999	7,937
Gain on sale of discontinued operations, net	15,619	—
Discontinued operations, net	22,618	7,937
Net income before non-controlling interests	8,802	4,584
Less: net income attributable to non-controlling interests - Tiptree Financial Partners, L.P.	2,630	6,790
Less: net income attributable to non-controlling interests - Other	393	(496)
Net income (loss) available to common stockholders	$5,779	$(1,710)

Net (loss) income per Class A common share:
Basic, continuing operations, net	$(0.26)	$(0.31)
Basic, discontinued operations, net	0.43	0.21
Basic earnings per share	0.17	(0.10)

Diluted, continuing operations, net	(0.26)	(0.31)
Diluted, discontinued operations, net	0.43	0.21
Diluted earnings per share	$0.17	$(0.10)

Weighted average number of Class A common shares:
Basic	33,202,681	16,771,980
Diluted	33,202,681	16,771,980

See accompanying notes to consolidated financial statements.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended December 31,
	2015	2014

Net income before non-controlling interests	$8,802	$4,584

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding (losses) arising during the period	(134)	(313)
Related tax benefit	43	116
Reclassification of losses (gains) included in net income	99	(50)
Related tax (benefit) expense	(35)	19
Unrealized (losses) on available-for-sale securities, net of tax	(27)	(228)

Interest rate swap (cash flow hedge):
Unrealized (loss) gain on interest rate swap	(326)	128
Related tax benefit (expense)	112	(45)
Reclassification of losses included in net income	274	97
Related tax (benefit)	(95)	(34)
Unrealized gain on interest rate swap from cash flow hedge, net of tax	(35)	146

Other comprehensive income (loss), net of tax	(62)	(82)
Comprehensive income	8,740	4,502
Less: net income attributable to non-controlling interests - Tiptree Financial Partners, L.P.	2,630	6,790
Less: net income attributable to non-controlling interests - Other	393	(496)
Total comprehensive income (loss) available to common stockholders	$5,717	$(1,792)

See accompanying notes to consolidated financial statements.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except shares)

	Number of Shares		Par Value
	Class A	Class B	Class A	Class B	Additional paid in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity to Tiptree Financial Inc.	Non-controlling interests - Tiptree Financial Partners, L.P.	Non-controlling interests - Other	Total stockholders' equity
Balance at December 31, 2013	10,556,390	30,968,877	$11	$31	$83,815	$33	$15,089	$98,979	$277,757	$20,160	$396,896
Stock-based compensation to directors, employees and other persons for services rendered	80,512	—	—	—	748	—	—	748	—	—	748
Non-controlling interest contributions	—	—	—	—	—	—	—	—	—	2,733	2,733
Class A shares issued and Class B shares redeemed due to TFP unit redemptions	21,198,510	(21,198,510)	21	(21)	—	—	—	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	—	(63)	—	(63)	(19)	—	(82)
Non-controlling interest distributions	—	—	—	—	—	—	—	—	—	(294)	(294)
Non-controlling interest resulting from acquisitions	—	—	—	—	—	—	—	—	—	7,265	7,265
Shares purchased under stock purchase plan	(5,238)	—	—	—	(39)	—	—	(39)	—	—	(39)
Net changes in non-controlling interest	—	—	—	—	186,566	(19)	—	186,547	(194,384)	(2,353)	(10,190)
Net (loss) income	—	—	—	—	—	—	(1,710)	(1,710)	6,790	(496)	4,584
Balance at December 31, 2014	31,830,174	9,770,367	$32	$10	$271,090	$(49)	$13,379	$284,462	$90,144	$27,015	$401,621
Stock-based compensation to directors, employees and other persons for services rendered	299,411	—	—	—	2,357	—	—	2,357	—	—	2,357
Class A shares issued and Class B shares redeemed due to TFP unit redemptions	1,721,338	(1,721,338)	2	(2)	—	—	—	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	—	(50)	—	(50)	(12)	—	(62)
Non-controlling interest contributions to Care subsidiary	—	—	—	—	—	—	—	—	—	302	302
Non-controlling interest distributions from Care subsidiary	—	—	—	—	—	—	—	—	(934)	(730)	(1,664)
Non-controlling interest tax distributions	—	—	—	—	—	—	—	—	(5,313)	—	(5,313)
Purchase of majority ownership of subsidiary	1,625,000	—	2	—	11,958	—	—	11,960	—	1,861	13,821
Shares purchased under stock purchase plan	(576,090)	—	(1)	—	(3,981)	—	—	(3,982)	—	—	(3,982)
Reduction in non-controlling interest due to PFG disposition	—	—	—	—	—	—	—	—	—	(7,765)	(7,765)
Net changes in non-controlling interest	—	—	—	—	15,639	(12)	—	15,627	(17,237)	(5,500)	(7,110)
Dividends declared	—	—	—	—	—	—	(3,313)	(3,313)	—	—	(3,313)
Net income	—	—	—	—	—	—	5,779	5,779	2,630	393	8,802
Balance at December 31, 2015	34,899,833	8,049,029	$35	$8	$297,063	$(111)	$15,845	$312,840	$69,278	$15,576	$397,694

See accompanying notes to consolidated financial statements.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2015	2014

Operating activities:
Net income (loss) available to common stockholders	$5,779	$(1,710)
Net income attributable to non-controlling interests - Tiptree Financial Partners, L.P.	2,630	6,790
Net income (loss) attributable to non-controlling interests - Other	393	(496)
Net income	8,802	4,584
Discontinued operations, net	(22,618)	(7,937)
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Net realized and unrealized (gain) loss	1,282	(7,355)
Realized (gain) on cash flow hedge	(852)	—
Change in fair value of contingent consideration	(2,503)	—
Impairment of goodwill	699	—
Non cash compensation expense	2,357	748
Amortization/accretion of premiums and discounts	2,596	345
Depreciation and amortization expense	45,124	11,945
Provision for doubtful accounts	933	459
Amortization of deferred financing costs	1,441	702
(Gain) on sale of loans held for sale	(33,849)	(7,154)
Deferred tax benefit	(19,553)	(249)
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions:
Mortgage loans originated for sale	(1,137,623)	(446,048)
Proceeds from the sale of mortgage loans originated for sale	1,139,333	446,802
(Increase) decrease in accounts and premiums receivable	(14,808)	868
(Increase) in reinsurance receivables	(88,150)	(6,597)
(Increase) in deferred acquisition costs	(49,242)	(8,616)
(Increase) decrease in other receivables	(25,819)	2,840
(Increase) decrease in other assets	(5,948)	4,384
Increase in unearned premiums	89,873	9,797
Increase (decrease) in policy liabilities	17,298	(70)
Increase in deferred revenue	17,099	6,261
Increase (decrease) in reinsurance payable	46,123	(1,363)
Increase in commissions payable	1,883	3,668
Increase (decrease) in other liabilities and accrued expenses	5,250	(22,396)
Operating activities from CLOs	20,941	21,986
Net cash provided by operating activities - continuing operations	69	7,604
Net cash (used in) provided by operating activities - discontinued operations	(6,354)	16,045
Net cash (used in) provided by operating activities	(6,285)	23,649
Investing Activities:
Purchases of investments	(377,871)	(426,011)
Proceeds from sales and maturities of investments	83,044	594,870
(Increase) in loans, net	(16,710)	(18,351)
Purchases of real estate capital expenditures	(2,165)	(739)
Purchases of corporate fixed assets	(3,497)	(245)
Net proceeds from the sale of subsidiaries	142,837	—
Proceeds from notes receivable	31,979	2,986
Issuance of notes receivable	(32,645)	(2,816)
Proceeds from loan repayments	—	30,040
(Increase) decrease in restricted cash	(11,047)	5,041
Deposits paid for future real estate acquisitions	(125)	(2,077)
Business and asset acquisitions, net of cash	(74,284)	(205,102)
Distributions from equity method investments	2,275	7,208
Deconsolidation of consolidated CLOs	(5,032)	—
Investing activities from CLOs	44,025	(551,526)
Net cash used in investing activities - continuing operations	(219,216)	(566,722)

F-6                    (continued)

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
(in thousands)

	Year ended December 31,
	2015	2014
Net cash provided by (used in) investing activities from discontinued operations	4,101	(2,967)
Net cash used in investing activities	(215,115)	(569,689)

Financing Activities:
Dividends paid	(3,313)	—
Non-controlling interest tax distributions	(5,313)	—
Non-controlling interest contributions	302	2,733
Non-controlling interest distributions	(1,664)	(294)
Change in non-controlling interest	(2,953)	(5,499)
Payment of debt issuance costs	(1,865)	(775)
Proceeds from borrowings and mortgage notes payable	1,438,767	828,471
Principal paydowns of borrowings and mortgage notes payable	(1,185,739)	(807,897)
Repurchases of common stock	(3,982)	(39)
Financing activities from CLOs	8,573	497,798
Net cash provided by financing activities - continuing operations	242,813	514,498
Net cash (used in) financing activities - discontinued operations	(5,000)	(7,667)
Net cash provided by financing activities	237,813	506,831
Net increase (decrease) in cash and cash equivalents	16,413	(39,209)
Cash and cash equivalents – beginning of period - continuing operations	52,987	97,645
Cash and cash equivalents – beginning of period - discontinued operations	—	22,912
Cash and cash equivalents – end of period	69,400	81,348
Less: Reclassification of cash to assets held for sale	—	28,361
Cash and cash equivalents of continuing operations – end of period	$69,400	$52,987

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest expense	$49,875	$65,104
Cash paid during the period for income taxes	$36,701	$5,167

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Fair value of debt assumed	$52,836	$72,771
Re-issuance of notes payable to third party upon deconsolidation of CLOs	$39,728	$5,248
Recognized contingent consideration at fair value	$2,200	$—
Issuance of Common Stock	$11,960	$—
Acquiring real estate properties through, or in lieu of, foreclosure of the related loan	$2,289	$—

See accompanying notes to consolidated financial statements.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015
(in thousands, except share data)

(1) Organization

Tiptree Financial Inc. (Tiptree and, together with its consolidated subsidiaries, collectively, the Company, or We) is a Maryland Corporation that was incorporated on March 19, 2007. Until July 1, 2013, Tiptree operated under the name Care Investment Trust Inc. (which, for the period prior to July 1, 2013, we refer to as Care Inc.). Tiptree is a diversified holding company which conducts its operations through Tiptree Operating Company, LLC (the Operating Company). Tiptree’s primary focus is on five reporting segments: insurance and insurance services, specialty finance, real estate, asset management, and corporate and other. Tiptree’s Class A Common Stock is traded on the NASDAQ Capital Market under the symbol “TIPT”.

As of December 31, 2015, Tiptree owns, directly or indirectly, approximately 81% of the assets of Operating Company with the remaining 19% held by non-controlling shareholders through their interests in Tiptree Financial Partners, L.P. (TFP). The limited partners of TFP (other than Tiptree itself) have the ability to exchange TFP partnership units for Tiptree Class A common stock at a rate of 2.798 shares of Class A common stock per partnership unit. The percentage of TFP (and therefore Operating Company) owned by Tiptree may increase in the future to the extent TFP’s limited partners choose to exchange their limited partnership units of TFP for Class A common stock of Tiptree.
(2) Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements of Tiptree have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and include the accounts of the Company and its controlled subsidiaries.

Tiptree consolidates those entities in which it has an investment of 50% of voting rights or more or has control over significant operating, financial and investing decisions of the entity as well as those entities deemed to be variable interest entities (VIEs) in which Tiptree is determined to be the primary beneficiary. VIEs are defined as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity risk for the entity to finance its activities without additional subordinated financial support from other parties. A VIE is required to be consolidated only by its primary beneficiary, which is defined as the party who has the power to direct the activities of a VIE that most significantly impact its economic performance and who has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. Generally, Tiptree’s consolidated VIEs are entities which Tiptree is considered the primary beneficiary through its contractual relationship as the collateral manager and its direct ownership interests that are potentially significant to the entity.

Non-controlling interests on the Consolidated Statements of Operations represent the ownership interests in certain consolidated subsidiaries held by entities or persons other than Tiptree. Accounts and transactions between consolidated entities have been eliminated.

The Company’s Consolidated Statements of Cash Flows for the fiscal year ended December 31, 2014 have been revised for immaterial corrections and errors related to the presentation of our activities from CLOs, business and asset acquisitions, loan activity and certain other items.  These corrections resulted in a decrease of cash provided by operating activities of $67.4 million, an increase in cash used in investing activities of $75.5 million and an increase in cash provided by financing activities of $142.9 million. Further, our cash balances and liquidity were not affected as of December 31, 2014 due to these revisions. See “Item 9A. Controls and Procedures” for actions the Company is taking to remediate material weaknesses and to enhance its control infrastructure as a result. In addition, certain prior period amounts have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Management makes estimates and assumptions that include but are not limited to the determination of the following significant items:

•	Fair value of financial assets and liabilities, including, but not limited to, securities, loans and derivatives

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015
(in thousands, except share data)

•	Value of acquired assets and liabilities

•	Carrying value of goodwill and other intangibles, including estimated amortization period and useful lives

•	Reserves for unpaid losses and loss adjustment expenses, estimated future claims and losses, potential litigation and other claims

•	Valuation of contingent share issuances for compensation and purchase consideration, including estimates of number of shares and vesting schedules

•	Revenue recognition including, but not limited to, the timing and amount of insurance premiums, service, administration fees, and loan origination fees and

•	Other matters that affect the reported amounts and disclosure of contingencies in the consolidated financial statements

Although these and other estimates and assumptions are based on the best available estimates, actual results could differ materially from management’s estimates.

Acquisition Accounting

The Company accounts for acquisitions by applying the acquisition method of accounting. The acquisition method requires, among other things, that the assets acquired and liabilities assumed in a business combination be measured at fair value as of the closing date of the acquisition. The net assets acquired may consist of tangible and intangible assets and the excess of purchase price over the fair value of identifiable net assets acquired, or goodwill. The determination of estimated useful lives and the allocation of the purchase price to the intangible assets requires significant judgment and affects the amount of future amortization and possible impairment charges. Contingent consideration, if any, is measured at fair value on the date of acquisition. The fair value of the contingent consideration is remeasured at each reporting date with any change recorded in other income in the Consolidated Statements of Operations.

Acquisition and transaction costs are related primarily to completed and potential acquisitions and include advisory, legal, accounting, valuation and other professional or consulting fees which are expensed as incurred.

In certain instances, the Company may acquire less than 100% ownership of an entity, resulting in the recording of a non-controlling interest. The non-controlling interest is initially established at a preliminary estimate of fair value, which may be adjusted during the measurement period based upon the results of a valuation study applicable to the business combination.

Discontinued Operations

The results of operations of a business of the Company that have either been disposed of or are classified as held-for-sale are reported in discontinued operations if the disposal of the business represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results as a result of recent accounting guidance Accounting Standards Update (ASU) 2014-08 Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. For such businesses that have been disposed of prior to December 15, 2014, the Company presents the operations of the business as discontinued operations, and retrospectively reclassifies operating results for all prior periods presented. The Company carries assets and liabilities held for sale at the lower of carrying value on the date the asset is initially classified as held for sale or fair value less costs to sell. At the time of reclassification to held for sale, the Company ceased recording depreciation on assets transferred.

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

•Level 2 – Significant inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly through corroboration with observable market data. Level 2 inputs include quoted prices for similar instruments

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015
(in thousands, except share data)

in active markets, and inputs other than quoted prices that are observable for the asset or liability. The types of financial assets and liabilities carried at level 2 are valued based on one or more of the following:

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

•Level 3 – Significant inputs that are unobservable inputs for the asset or liability, including the Company’s own data and assumptions that are used in pricing the asset or liability.

Fair Value Option

The guidance in ASC 825, Financial Instruments, provides a fair value option election that allows entities to make an irrevocable election of fair value as the initial and subsequent measurement attribute for certain eligible financial assets and liabilities. Unrealized gains and losses on items for which the fair value option has been elected are reported in net realized and unrealized gains (losses) within the Consolidated Statements of Operations. The decision to elect the fair value option is determined on an instrument-by-instrument basis and must be applied to an entire instrument and is irrevocable once elected. Assets and liabilities measured at fair value pursuant to this guidance are required to be reported separately in our Consolidated Balance Sheets from those instruments using another accounting method.

Derivative Financial Instruments and Hedging

Derivative instruments are used in the overall strategy to manage exposure to market risks primarily related with fluctuations in interest rates. As a matter of policy, derivatives are not used for speculative purposes. Derivative instruments are measured at fair value on a recurring basis and are included in Other assets or Other liabilities and accrued expenses in the Consolidated Balance Sheets.

Stock Based Compensation

The Company accounts for equity‑based compensation issued to employees, nonemployees, directors, and affiliates of the Company using the current fair value based methodology.

The Company determines the measurement period for restricted shares awarded to employees on the grant date. The Company initially measures the cost of an award of restricted shares as the fair value of the restricted shares on the date of grant and subsequently recognizes the cost of the restricted shares over the vesting period. The compensation costs are charged to expense over the vesting period with a corresponding credit to additional paid-in capital.

Compensation cost is recognized for stock options issued to employees, based on the fair value of these awards at the date of grant. Compensation cost is recognized over the required service period, generally defined as the vesting period. There were no issuances of stock option awards during the years ended December 31, 2015 and December 31, 2014.

The Company also issues restricted stock units as compensation to employees. At grant date the difference between the fair market value and the cost basis of the shares is recorded as a reduction to retained earnings or an increase to additional paid-in capital, as applicable. The expense is amortized over the vesting period of the awards or upon achieving certain performance targets.

Income Taxes

Deferred tax assets and liabilities are determined using the asset and liability method. Under this method, deferred tax assets and liabilities are established for future tax consequences of temporary differences between the financial statement carrying amounts of assets and liabilities and their tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to reverse. A valuation allowance is established when necessary to reduce a deferred tax asset to the amount expected to be realized. Several of the Company’s subsidiaries, file both federal and state tax returns on a standalone basis. These U.S. federal and state income tax returns, when filed, will be subject to examination by the Internal Revenue Service and state departments of revenue. See Note

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015
(in thousands, except share data)

23—Income Taxes.

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

Earnings Per Share

The Company presents both basic and diluted earnings per Class A common share in its consolidated financial statements and footnotes thereto. Basic earnings per Class A common share (Basic EPS) excludes dilution and is computed by dividing net income or loss available to common stock holders by the weighted average number of common shares outstanding, including vested restricted share units, for the period. Diluted earnings per Class A common share (Diluted EPS) reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares where such exercise or conversion would result in a lower earnings per share amount.

The Company calculates EPS using the two-class method, which is an earnings allocation formula that determines EPS for common shares and participating securities. Unvested restricted share units contain non-forfeitable rights to distributions or distribution equivalents (whether paid or unpaid) and are participating securities that shall be included in the computation of EPS using the two-class method. Accordingly, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive distributions. The participating securities do not have a contractual obligation to absorb losses and are only allocated in periods where there is income from continuing operations.

See Note 25—Earnings Per Share, for EPS computations.

Cash and Cash Equivalents

The Company considers all highly liquid investments of sufficient credit quality with maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of U.S. denominated cash on hand, cash held in banks and investments in money market funds.

Restricted Cash

The Company’s restricted cash primarily consists of cash for unremitted premiums received from agents and insurers, fiduciary cash for reinsurers and pledged assets for the protection of policy holders in various state jurisdictions.

Investments, at Fair Value

The Company records all security transactions on a trade‑date basis. Realized gains (losses) are generally determined using the specific-identification method. ASC Topic 320, Investments – Debt and Equity Securities, requires the Company to classify its investments as trading (see Other Assets), available-for-sale, or held-to-maturity based on the Company’s intent to sell the security or, for a debt security, the Company’s intent and ability to hold the debt security to maturity. The Company did not hold any held-to-maturity securities at December 31, 2015 and 2014.

Securities Available for Sale (AFS)

AFS are securities that are not classified as trading or held-to-maturity, intended to be held for indefinite periods of time and include those debt and equity securities that management may sell as part of its asset/liability management strategy or in response to changes in interest rates, resultant prepayment risk or other factors. AFS securities are held at fair value on the Consolidated Balance Sheet with changes in fair value, net of related tax effects, recorded in the accumulated other comprehensive income (AOCI) component of stockholders’ equity in the period of change. Upon the disposition of an AFS security, the Company reclassifies the gain or loss on the security from accumulated other comprehensive income (loss) to net realized and unrealized gains (losses) on the Consolidated Statements of Operations.

Trading Securities

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015
(in thousands, except share data)

Trading securities are investments consisting of debt and equity securities that are purchased principally for the purpose of selling them in the near term. Trading securities are recorded within other assets and other liabilities and accrued expenses and carried at fair value, with changes in fair value recorded in net realized and unrealized gains (losses) on investments on the Consolidated Statements of Operations in the period of change.

Impairments of Investments

The Company regularly reviews AFS securities, held-to-maturity and cost investments with unrealized losses in order to evaluate whether the impairment is other-than-temporary. Under the guidance for debt securities, other-than-temporary impairment (OTTI) is recognized in other expenses in the Consolidated Statements of Operations for debt securities that the Company has an intent to sell or that it believes it is more likely than not that it will be required to sell prior to recovery of the amortized cost basis. For those securities that the Company does not intend to sell nor expect to be required to sell, credit-related impairment is recognized in earnings, with the non-credit-related impairment recorded in accumulated other comprehensive income (AOCI). An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses that are determined to be temporary in nature are recorded, net of tax, in AOCI for AFS securities.

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

Loans, at fair value

Investments in loans, at fair value is substantially comprised of (i) non-performing residential loans (NPLs) and (ii) middle market leveraged loans held by the Company as principal investments. Changes in their fair value are reported within net realized and unrealized gains (losses) in our Consolidated Statements of Operations.

Investments in Non-Performing Loans

The Company has purchased portfolios of NPLs which are valued on an individual basis and which we seek to (i) convert into real estate owned property (REO) through the foreclosure or other resolution process that can then be sold, or (ii) modify and resell at higher prices if circumstances warrant.

The Company has elected the fair value option for NPLs as we have concluded that fair value timely reflects the results of our investment performance. As substantially all of our loans were non-performing when acquired, we generally look to the estimated fair value of the underlying property collateral to assess the recoverability of our investments. We primarily utilize the local broker price opinion (BPO) but also consider any other comparable home sales or other market data, as considered necessary, in estimating a property’s fair value. For further discussion on the observable and unobservable inputs to the model and determination of fair value of NPLs, see Note 9—Fair Value of Financial Instruments.

When loans are converted into real estate through foreclosure or other resolution process (e.g., through a deed-in-lieu of foreclosure transaction), the REO is recorded in Other assets.

Other Investments in Loans
Other investments in loans managed by the Company contain a diversified portfolio of middle market leveraged loans carried at estimated fair value. In general, the fair value of leveraged loans are obtained from an independent pricing service which provides secondary coverage of market participants. The values represent a composite of mark-to-market bid/offer prices. In certain circumstances the Company will make its own determination of fair value of leveraged loans based on internal models and other unobservable inputs.

Loans Owned, at Amortized Cost

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015
(in thousands, except share data)

Certain loans originated by the Company within its specialty finance segment are asset backed loans held for investment and are carried at amortized cost. The Company periodically reviews these loans for impairment. Impairment losses are taken for impaired loans based on the fair value of collateral on an individual loan basis. When it is probable that the Company will be unable to collect all amounts contractually due, the loan would be considered impaired.

An allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when the Company believes the uncollectibility of a loan balance is confirmed. Management reviews its methodology for its calculation of its loss provision as deemed necessary which is at least on an annual basis.

Interest income is generally recognized using the effective interest method or on a basis approximating a level rate of return over the term of the loan. Nonaccrual loans are those on which the accrual of interest has been suspended. Loans are placed on nonaccrual status and considered nonperforming when full payment of principal and interest is in doubt, or when principal or interest is 90 days or more past due and collateral, if any, is insufficient to cover principal and interest. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed against interest income. In addition, the amortization of net deferred loan fees is suspended. Interest income on nonaccrual loans may be recognized only to the extent it is received in cash. However, where there is doubt regarding the ultimate collectability of loan principal, cash receipts on such nonaccrual loans are applied to reduce the carrying value of such loans. Nonaccrual loans may be returned to accrual status when repayment is reasonably assured and there has been demonstrated performance under the terms of the loan or, if applicable, the restructured terms of such loan. The Company did not have any originated loans on nonaccrual status as of December 31, 2015 or December 31, 2014.

The Company defers nonrefundable loan origination and commitment fees collected on originated loans and amortizes the net amount as an adjustment of the interest income over the contractual life of the loan. If a loan is prepaid, the net deferred amount is recognized in loan fee income within the Consolidated Statements of Operations in the period. Loan fee income includes prepayment fees and late charges collected.

Mortgage Loans Held for Sale

Mortgage loans held for sale represent loans originated and held until sold to secondary market investors. Mortgage loans are typically warehoused for a period after origination or purchase before sale into the secondary market.  Servicing rights are released upon sale of mortgage loans in the secondary market.  The Company has elected to measure all mortgage loans held for sale at fair value. These loans are considered sold when the Company surrenders control to the purchaser. Loan sales are accounted for as sales of mortgage loans and the resulting gains or losses on such sales, net of any accrual for standard representations and warranties, are reported in operating results as a component of gain (loss) on mortgage loans held for sale in the Consolidated Statement of Operations in the period when the sale occurs.

Notes Receivable, Net

Notes receivable includes receivables from its real estate partners and receivables from its commercial businesses for its premium financing program and from consumers for its pay us later financing program.

The Company accrues interest income on its notes receivable based on the contractual terms of the respective note. The Company monitors all notes receivable for delinquency and provides for estimated losses for specific receivables that are not likely to be collected. In addition to allowances for bad debt for specific notes receivable, a general provision for bad debt is estimated for the Company’s notes receivable based on history. Account balances are generally charged against the allowance when the Company believes it is probable that the note receivable will not be recovered, and has exhausted its contractual and legal remedies.

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

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015
(in thousands, except share data)

carriers. The Company earns interest on the premium cash during the period of time between receipt of the funds and payment of these funds to insurance carriers. The Company maintains an allowance for doubtful accounts based on an estimate of uncollectible accounts.

Reinsurance Receivables

Through the insurance and insurance services segment, the Company has various reinsurance agreements in place whereby the amount of risk in excess of its retention goals is reinsured by unrelated domestic and foreign insurance companies. The Company is required to pay losses even if a reinsurer fails to meet its obligations under the applicable reinsurance agreement. Reinsurance receivables include amounts related to paid benefits, unpaid benefits and prepaid reinsurance premiums. Reinsurance receivables are based upon estimates and are reported on the Consolidated Balance Sheets separately as assets, as reinsurance does not relieve the Company of its legal liability to policyholders. Management continually monitors the financial condition and agency ratings of the Company’s reinsurers and believes that the reinsurance receivables accrued are collectible. Balances recoverable from reinsurers and amounts ceded to reinsurers relating to the unexpired portion of reinsured policies are presented as assets. Experience refunds from reinsurers are recognized based on the underwriting experience of the underlying contracts.

Deferred Acquisition Costs

The Company defers certain costs of acquiring new and renewal insurance policies and other products within the Company’s insurance and insurance services segment.

Insurance Policy Related

Insurance policy related deferred acquisition costs are limited to direct costs that resulted from successful contract transactions and would not have been incurred by the Company's insurance company subsidiaries had the transactions not occurred. These capitalized costs are amortized as the related premium is earned.

The Company evaluates whether insurance related deferred acquisition costs are recoverable at year-end, and considers investment income in the recoverability analysis. As a result of the Company's evaluations, no write-offs for unrecoverable insurance related deferred acquisition costs were recognized during the years ended December 31, 2015 and December 31, 2014, respectively.

Non-insurance Policy Related

Other deferred acquisition costs are limited to prepaid direct costs, typically commissions and contract transaction fees, that resulted from successful contract transactions and would not have been incurred by the Company had the transactions not occurred. These capitalized costs are amortized as the related service and administrative fees are earned.

The Company evaluates whether deferred acquisition costs - non-insurance policy related are recoverable at year-end. As a result of the Company's evaluations, no write-offs for unrecoverable deferred acquisition costs were recognized during the years ended December 31, 2015 and December 31, 2014, respectively.

Real Estate, Net

Investments in real estate are carried at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis using estimated useful lives not to exceed 40 years for buildings and 9 years for building improvements and other fixed assets.

Real estate properties are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable in accordance with ASC 360, Impairment or Disposal of Long-Lived Assets. If such reviews indicate that the asset is impaired, the asset’s carrying amount is written down to its fair value. There were no material impairments on the Company’s real estate investments for the years ended December 31, 2015 and 2014, respectively.

Goodwill and Intangible Assets, Net

The Company initially records all assets and liabilities acquired in purchase acquisitions, including goodwill, indefinite lived intangibles and other intangibles, in accordance with ASC 805, Business Combinations. Goodwill, indefinite-lived intangibles and other intangibles are subsequently accounted for in accordance with ASC 350, Intangibles-Goodwill and ASC 360,

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015
(in thousands, except share data)

Impairment or Disposal of Long-Lived Assets. The initial measurement of goodwill and intangibles requires judgment concerning estimates of the fair value of the acquired assets and liabilities. Goodwill and indefinite-lived intangible assets are not amortized but subject to tests for impairment annually or if events or circumstances indicate it is more likely than not they may be impaired. Other intangible assets are amortized over their estimated useful lives and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. The Company carries intangible assets, which represent customer and agent relationships, trade names, insurance licenses (certificates of authority granted by individual state departments of insurance), the value of in-force insurance policies acquired, software acquired or internally developed, and leases in-place. Management has deemed the insurance licenses to have indefinite useful life. Costs incurred to renew or maintain insurance licenses are recorded as operating costs in the period in which they arise. See Note 13—Goodwill and Intangible Assets, Net.

Other Receivables

Other receivables primarily represent amounts due to the Company from its business partners for retrospective commissions, net of allowance and for motor club membership fees.

Other Assets

Other assets consists of derivative instruments, trading securities, debt issuance costs, prepaid expenses, deposits for future acquisitions, REO and equity method and other investments. The Company defers debt issuance costs associated with its debt and amortizes the costs over the life of the debt instrument. See Note 14—Other Assets.

We convert NPLs into REO through foreclosure (when we have obtained title to the property) or other resolution process (e.g., through a deed-in-lieu of foreclosure transaction). The fair value of these assets at the time of transfer to REO is estimated using BPOs, and if the property meets held-of-sale criteria, it is initially recorded at fair value less costs to sell as its cost basis. Subsequently, the property is carried at (i) the fair value of the asset minus the estimated costs to sell the asset or (ii) the cost of the asset.

Unearned Premiums

Premiums written are earned over the life of the respective policy using the Rule of 78's, pro rata, or other actuarial methods as appropriate for the type of business. Unearned premiums represent the portion of premiums that will be earned in the future. A premium deficiency reserve is recorded if anticipated losses, loss adjustment expenses, deferred acquisition costs and policy maintenance costs exceed the recorded unearned premium reserve and anticipated investment income. As of December 31, 2015 and December 31, 2014, no deficiency reserves were recorded.

Policy Liabilities and Unpaid Claims

Policyholder account balances relate to investment-type individual annuity contracts in the accumulation phase. Policyholder account balances are carried at accumulated account values, which consist of deposits received, plus interest credited, less withdrawals and assessments. Minimum guaranteed interest credited to these contracts ranges from 3.0% to 4.0%.

Unpaid claims are undiscounted reserve estimates of future payments for claims that have occurred on or before the balance sheet date and are covered events under the terms and conditions of insurance contracts. These reserves are established in accordance with U.S. GAAP using a variety of generally accepted actuarial methods such as the chain ladder method, the Bornhuetter-Ferguson method and expected loss ratio method. The Company conducts its actuarial analyses on a basis gross of reinsurance. The same estimates used as a basis in calculating the gross unpaid claims reserves are then used as the basis for calculating the net unpaid claims reserves, which take into account the impact of reinsurance.

Credit life and AD&D unpaid claims reserves include claims in the course of settlement and incurred but not reported (IBNR). Credit disability unpaid claims reserves also include continuing claim reserves for open disability claims. For all other product lines, unpaid claims reserves include case reserves for reported claims and bulk reserves for IBNR claims. The Company uses a number of algorithms in establishing its unpaid claims reserves. These algorithms are used to calculate unpaid claims as a function of paid losses, earned premium, reported incurred losses, target loss ratios, and in-force amounts or a combination of these factors.

Anticipated future loss development patterns form a key assumption underlying these analyses. Generally, unpaid claims reserves, and associated incurred losses, are impacted by loss frequency, which is the measure of the number of claims per unit of insured

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015
(in thousands, except share data)

exposure, and loss severity, which is based on the average size of claims. Factors affecting loss frequency and loss severity may include changes in claims reporting patterns, claims settlement patterns, judicial decisions, legislation, economic conditions, morbidity patterns and the attitudes of claimants towards settlements.

The unpaid claims reserves represent the Company's best estimates at a given time, based on the projections and analyses discussed above. Actual claim costs are dependent upon a number of complex factors such as changes in doctrines of legal liabilities and damage awards. These factors are not directly quantifiable, particularly on a prospective basis. The Company periodically reviews and updates its methods of making such unpaid claims reserve estimates and establishing the related liabilities based on our actual experience. The Company has not made any changes to its methodologies for determining unpaid claims reserves in the periods presented.

In accordance with applicable statutory insurance company regulations, the Company’s recorded unpaid claims reserves are evaluated by appointed independent third-party actuaries, who perform this function in compliance with the Standards of Practice and Codes of Conduct of the American Academy of Actuaries. The independent actuaries perform their actuarial analyses annually and prepare opinions, statements, and reports documenting their determinations. In addition, this documentation and the Company’s actuarial work products are made available to the Company’s independent auditors for their separate review of reserves.  For 2015, both parties found the Company’s reserves to be adequate.

Deferred Revenue

Deferred revenues represent the portion of income that will be earned in the future attributable to motor club memberships, mobile device protection plans, and other non-insurance service contracts that are earned over the respective contract periods using Rule of 78's, modified Rule of 78's, pro rata, or other methods as appropriate for the contract. A deficiency reserve would be recorded if anticipated contract benefits, deferred acquisition costs and contract service costs exceed the recorded deferred revenues and anticipated investment income. As of December 31, 2015 and December 31, 2014, no deficiency reserves were recorded.

Liabilities of Consolidated CLOs

In accordance with ASU 2014-13, the Company elected to measure both the financial assets and the financial liabilities of its CLOs in its consolidated financial statements using the more observable of the fair value of the financial assets or the fair value of the financial liabilities. The liabilities of consolidated CLOs primarily consist of notes payable which are measured using the fair value of the financial assets. Upon adoption of ASU 2014-13, the notes were measured as (i) the sum of the fair value of the financial assets and the carrying value of any nonfinancial assets held temporarily, less (ii) the sum of the fair value of any beneficial interests retained by the Company (other than those that represent compensation for services) and the Company’s carrying value of any beneficial interests that represent compensation for services.

Revenue Recognition

The Company earns revenues from a variety of sources:

Service and Administrative Fees

The Company earns service and administrative fees from a variety of activities. Such fees are typically positively correlated with transaction volume and are recognized as revenue as they become both realized and earned.

 Service Fees. Service fee revenue is recognized as the services are performed. These services include fulfillment, software development, and claims handling for our customers. Collateral tracking fee income is recognized when the service is performed and billed. Management reviews the financial results under each significant contract on a monthly basis. Any losses that may occur due to a specific contract would be recognized in the period in which the loss is determined probable. During the years ended December 31, 2015 and December 31, 2014, the Company did not incur a loss with respect to a specific significant service fee contract.

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

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015
(in thousands, except share data)

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

Earned Premiums, net

Net earned premium is from direct and assumed earned premium consisting of revenue generated from the direct sale of payment protection insurance policies by the Company's distributors and premiums written for payment protection insurance policies by another carrier and assumed by the Company. Whether direct or assumed, the premium is earned over the life of the respective policy using methods appropriate to the pattern of losses for the type of business. Methods used include the Rule of 78's, pro rata, and other actuarial methods. Management selects the appropriate method based on available information, and periodically reviews the selections as additional information becomes available. Direct and assumed premiums are offset by premiums ceded to the Company's reinsurers, including producer owned reinsurance companies (PORCs), earned in the same manner. The amount ceded is proportional to the amount of risk assumed by the reinsurer.

Rental Revenue

Rental revenue from residents in properties owned by Care but managed by a management company pursuant to a management agreement (Managed Properties) are recognized monthly as services are provided, as lease periods for residents are short-term in nature. The Company recognizes rental revenue from triple net leases (Triple Net Lease Properties) in accordance with ASC Topic 840, Leases which requires that revenue be recognized on a straight-line basis over the non-cancelable term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. Renewal options in leases with rental terms that are higher than those in the primary term are excluded from the calculation of straight line rent if the renewals are not reasonably assured. The Company commences rental revenue recognition when the tenant takes control of the leased space. The Company recognizes lease termination payments as a component of rental revenue in the period received, provided that there are no further obligations under the lease.

Commissions Payable and Expense

Commissions are paid to distributors and retailers selling credit insurance policies, motor club memberships, mobile device protection, and warranty service contracts, and are generally deferred and expensed in proportion to the earning of related revenue.  Credit insurance commission rates, in many instances, are set by state regulators and are also impacted by market conditions. In certain instances, credit insurance commissions are subject to retrospective adjustment based on the profitability of the related policies. Under these retrospective commission arrangements, the producer of the credit insurance policies receives a retrospective commission if the premium generated by that producer in the accounting period exceeds the costs associated with those policies, which includes the Company's administrative fees, claims, reserves, and premium taxes. The Company analyzes the retrospective commission calculation periodically for each producer and, based on the analysis associated with each such producer, the Company records a liability for any positive net retrospective commission earned and due to the producer or, conversely, records a receivable, net of allowance, for amounts due from such producer for instances where the net result of the retrospective commission calculation is negative.

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

Net Losses and Loss Adjustment Expenses

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015
(in thousands, except share data)

Net losses and loss adjustment expenses represent losses and related claim adjudication and processing costs on insurance contract claims, net of amounts ceded. Net losses include actual claims paid and the change in unpaid claim reserves.

Recent Accounting Standards

Recently Adopted Accounting Pronouncements

In January 2014, the FASB issued ASU 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40), Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure. This amendment clarifies when an in substance repossession or foreclosure has occurred. Additionally, this amendment requires disclosure of the amount of foreclosed residential real estate property held and the recorded investment in consumer mortgage loans collateralized by residential real estate that are in the process of foreclosure. The adoption of ASU 2014-04 did not have an impact on the Company's consolidated financial position, results of operations and cash flows.
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

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which amends the consolidation requirements in the FASB Accounting Standards Codification 810, Consolidation. ASU 2015-02 makes targeted amendments to the current consolidation guidance for VIEs, which could change consolidation conclusions. ASU 2015-02 will be effective for the Company on January 1, 2016 and early adoption is permitted. The Company elected to early adopt ASU 2015-02 for the year ended December 31, 2015 as it pertains to the CLOs it consolidates and elected to apply it effective January 1, 2015. The application of this new guidance resulted in adjustments to certain balances in the previously Consolidated Balance Sheets, Consolidated Statements of Operations, and Consolidated Statements of Cash Flows for the interim periods ending March 31, 2015, June 30, 2015 and September 30, 2015. See Note 16—Assets and Liabilities of Consolidated CLOs.

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

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805):Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement to restate prior period financial statements for measurement period adjustments following a business combination. ASU 2015-16 requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The prior period impact of the adjustment should be either presented separately on the face of the income statement

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015
(in thousands, except share data)

or disclosed in the notes. ASU 2015-16 becomes effective for fiscal years and interim reporting periods beginning after December 15, 2015, with early adoption permitted for financial statements that have not been issued. The Company elected to early adopt ASU 2015-16 for the year ended December 31, 2015 as it pertains acquisitions in the year ended December 31, 2015. The application of this new guidance will have no impact to Consolidated Balance Sheets, Consolidated Statements of Operations, and Consolidated Statements of Cash Flows for any periods previously reported, though will impact the recording of measurement period adjustments prospectively.

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

In June 2014, the FASB issued ASU 2014-12 Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments when the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period shall be treated as a performance condition. ASU 2014-12 will be effective for the Company on January 1, 2016. The Company is currently reviewing ASU 2014-12 and is assessing the potential effects on its consolidated financial position, results of operations and cash flows.

In January 2015, the FASB issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The pronouncement eliminates the concept of extraordinary items from GAAP. However, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. ASU 2015-01 will be effective for the annual and interim periods beginning after December 15, 2015 with early adoption permitted. The Company does not anticipate that the adoption of this standard will have a material impact on its Consolidated Balance Sheets, results of operations and cash flows.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability and consistent with debt discounts. ASU 2015-03 requires retrospective adoption and will be effective for the Company on January 1, 2016 and early adoption is permitted. The Company does not anticipate that the adoption of this standard will have a material impact on its Consolidated Balance Sheets, results of operations and cash flows.

In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), which eliminates the requirement for entities to categorize within the fair value hierarchy investments for which fair values are measured at net asset value (NAV) per share (FASB ASC Subtopic 820-10).  ASU 2015-07 also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the NAV per share practical expedient, instead limiting disclosures to investments for which the entity has elected the expedient.  ASU 2015-07 is effective for the Company on January 1, 2016 and early adoption is permitted and retrospective adoption is required. The Company does not anticipate that the adoption of this standard will have a material impact on its Consolidated Balance Sheets, results of operations and cash flows.

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

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015
(in thousands, except share data)

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes – Balance Sheet Classification of Deferred Taxes (Subtopic 740), which requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update. ASU 2015-17 is effective for reporting periods beginning after December 15, 2016, with early adoption permitted. An entity can elect to adopt ASU 2015-17 either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. If applied prospectively, an entity is required to include a statement that prior periods were not retrospectively adjusted. If applied retrospectively, an entity is also required to include quantitative information about the effects of the change on prior periods. The Company does not anticipate that the adoption of this standard will have a material impact on its Consolidated Balance Sheet, results of operations and cash flows.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01), which makes targeted improvements to the recognition, measurement, presentation and disclosure of certain financial instruments. ASU 2016-01 focuses primarily on the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for certain financial instruments. Among its provisions for public business entities, ASU 2016-01 eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost, requires the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires the separate presentation in other comprehensive income of the change in fair value of a liability due to instrument-specific credit risk for a liability for which the reporting entity has elected the fair value option, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) and clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. ASU 2016-1 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early application is permitted for a limited number of provisions. The Company is currently evaluating the effect on its financial statements.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 supersedes the previous leases standard, Leases (Topic 840). The standard is effective on January 1, 2019, with early adoption permitted. The Company is in the process of evaluating the impact the adoption of ASU 2016-02 will have on our financial position or results of operations.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015
(in thousands, except share data)

(3) Acquisitions

2015 Acquisitions

Specialty Finance

On July 1, 2015, the Company completed the acquisition of Reliance First Capital, LLC (Reliance) for total consideration of $24,441 which was comprised of cash of $7,500, 1,625,000 shares of its Class A common stock (market value of $11,960 at the time of issuance), an earn-out to issue additional shares valued at $2,200, and a working capital adjustment of $2,781 in exchange for 100% ownership. Reliance is a residential mortgage originator operating in 32 states with fulfillment operations conducted through several retail call centers and Reliance’s corporate headquarters and are focused on Government-sponsored enterprise (GSE) and Federal Housing Administration and the U.S. Department of Veterans Affairs (FHA/VA) mortgage loans. The primary reason for the Company’s acquisition of Reliance is to expand its mortgage origination operations. The results of Reliance, from its closing date, are included in the Company’s specialty finance segment and was considered an acquisition of a business in accordance with ASC 805.

For the period from acquisition until December 31, 2015, revenue and net income were $22,934 and $2,019, respectively.

Real Estate

Royal Portfolio - Managed Properties
On February 9, 2015, affiliates of Care and affiliates of Royal Senior Care Management LLC (Royal) entered into an agreement to acquire five seniors housing communities for $29,251 (which includes a deposit of $587 paid in the fourth quarter of 2014). This acquisition was financed with $22,500 of mortgage debt (of which $19,943 was drawn at close, with the remainder to be held back to finance future capital expenditure projects) and the remainder paid with cash on hand. The mortgage debt carries a variable rate of 30-Day LIBOR + 2.75% and matures on February 1, 2020. The amount of the mortgage debt may be increased one year after closing by an additional $2,000 subject to meeting certain terms and conditions. Affiliates of Care paid $23,401 for an 80% interest while affiliates of Royal paid for the remaining 20% interest. Affiliates of Royal also provide management services to the communities under management contracts. The primary reason for the Company’s acquisition of the senior housing communities is to expand its real estate operations.

Greenfield II Portfolio - Triple Net Lease Properties
On March 30, 2015, affiliates of Care acquired six seniors housing communities for $54,536 (which includes a deposit of $1,490 paid in the fourth quarter of 2014). The acquisition was financed with $39,500 of mortgage debt (of which $38,700 was drawn at close with, the remainder to be held back to finance future capital expenditure projects) and the remainder paid with cash on hand. The mortgage debt carries a fixed rate of 4.25% and matures on April 1, 2025. The properties are leased to affiliates of Greenfield Holdings, LLC that operate the properties. The primary reason for the Company’s acquisition of the senior housing communities is to expand its real estate operations.

For the period from acquisition until December 31, 2015, revenue and the net loss in the aggregate for the Royal and Greenfield II portfolios were $11,802 and $2,496, respectively.

For the year ended December 31, 2015, the company paid deposits of $125 for future acquisitions that had not closed as of December 31, 2015.

The following table summarizes the acquisition date fair value of identifiable assets acquired and liabilities assumed in connection with the acquisitions completed for the year ended December 31, 2015, in accordance with the acquisition method of accounting:

	2015 Acquisitions
	Specialty Finance	Real Estate	Total
Assets:
Cash and cash equivalents	$13,934	$—	$13,934
Restricted cash	919	—	919
Mortgage loans held for sale, at fair value	59,308	—	59,308
Accounts and premiums receivable, net	2,369	—	2,369
Real estate, net	—	76,003	76,003

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015
(in thousands, except share data)

	2015 Acquisitions
	Specialty Finance	Real Estate	Total
Goodwill	1,708	—	1,708
Intangible assets, net	1,440	8,800	10,240
Deferred tax assets	150	—	150
Other assets	3,712	92	3,804

Liabilities:
Fair value of debt assumed	(52,836)	—	(52,836)
Deferred revenue	—	(589)	(589)
Other liabilities and accrued expenses	(6,263)	(519)	(6,782)
Non-controlling interest	—	(5,850)	(5,850)
Total Consideration	$24,441	$77,937	$102,378
Debt	—	(58,643)	(58,643)
Net assets	$24,441	$19,294	$43,735

Acquisition costs	$223	$1,567	$1,790

Supplemental pro forma results of operations have not been presented for the above 2015 business acquisitions as they are not material in relation to the Company’s reported results.

The following table shows the values recorded by the Company, as of the acquisition date, for finite-lived intangible assets and the range of their estimated amortization period:

Intangible Assets	Weighted Average Amortization Period (in Years)	Specialty Finance	Real Estate	Total
Trade names	10.0	$800	$—	$800
Software	7.0	640	—	640
In-place Lease	8.7	—	8,800	8,800
Total acquired finite-lived other intangible assets	8.7	$1,440	$8,800	$10,240
Insurance and Insurance Services - Purchase of Non-controlling Interests

On January 1, 2015, Fortegra Financial Corporation (Fortegra) exercised an option to purchase the remaining 37.6% ownership interest in ProtectCELL it did not own and now owns 100% of ProtectCELL. Upon exercising the option, Fortegra made an initial payment of $3,000. Upon the conclusion of arbitration, Fortegra accrued $4,100 as of December 31, 2015.

2014 Acquisitions

Insurance and Insurance Services

On December 4, 2014, the Company completed the acquisition of Fortegra for total consideration of $211,740 comprised of cash on hand of $91,740 and borrowings of $120,000 in exchange for 100% ownership. Fortegra’s products include payment protection products, motor club memberships, service contracts, device and warranty services, as well as administration services to business partners, including insurance companies, retailers, dealers, insurance brokers and agents and financial services companies. The primary reason for the Company’s acquisition of Fortegra is to expand its insurance and insurance services operations.

For the year ended December 31, 2014, revenue and net income were $26,174 and $1,461, respectively.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015
(in thousands, except share data)

During 2015, measurement period adjustments were made based on the valuation of assets acquired and liabilities assumed. The adjustments included a decrease to goodwill of $3,589 and other assets by $39 and an increase to reinsurance receivables by $9,220 and other intangibles assets by $500 and other receivables by $1,673. The Company made corresponding increases to other liabilities and accrued expenses by $6,270, commissions payable by $1,313, and deferred tax liabilities by $287, and decreases to non-controlling interests by $105.

Specialty Finance

The company completed the acquisition of 67.5% ownership of Luxury Mortgage Corp. (Luxury) for $1,519 on January 31, 2014 and is considered as an acquisition of a business. The primary reason for the Company’s acquisition of Luxury is to expand its mortgage origination operations.

Real Estate

Greenfield Portfolio - Managed Properties
On October 1, 2014, affiliates of Care and affiliates of Greenfield Holdings, LLC (Greenfield) acquired three seniors housing communities for $30,518 (which includes a deposit of $925, of which $425 and $500 were paid in the second and third quarter of 2014, respectively). This acquisition was financed with $23,095 of mortgage debt (of which $21,625 was drawn at close, with the remainder to be used upon financing future capital expenditure projects) and the remainder paid with cash on hand. The mortgage debt carries a variable rate of 30-day LIBOR plus 3.20% and matures on October 1, 2019. The amount of the mortgage debt may be increased one year after closing by an additional $2,000 subject to meeting certain terms and conditions. Affiliates of Care paid $24,421 for an 80% interest while affiliates of Greenfield paid for the remaining 20% interest. Affiliates of Greenfield also provide management services to the communities under management contracts. The primary reason for the Company’s acquisition of the senior housing communities is to expand its real estate operations. The purchase of the Greenfield portfolio is considered an acquisition of a business in accordance with ASC 805.

Heritage Portfolio - Managed Properties
On December 18, 2014, affiliates of Care and affiliates of Heritage Senior Living, LLC (Heritage) acquired an additional seniors housing community for $3,847 (which includes a deposit of $2,561 paid in the fourth quarter of 2013). Affiliates of Care paid $3,077 for an 80% interest while affiliates of Heritage paid for the remaining 20% interest. Affiliates of Heritage provide management services to the communities under a management contract. The primary reason for the Company’s acquisition of the senior housing communities is to expand its real estate operations. The purchase of the Heritage portfolio is considered an acquisition of a business in accordance with ASC 805.

For the period from acquisition until December 31, 2014, revenue and net loss in the aggregate for the Greenfield and Heritage portfolios were $2,312 and $626, respectively.

The following table summarizes the acquisition date fair value of identifiable assets acquired and liabilities assumed in connection with the acquisitions completed for the year ended December 31, 2014, in accordance with the acquisition method of accounting:

	2014 Acquisitions
	Insurance and Insurance Services	Specialty finance	Real Estate	Total
Assets:
Cash and cash equivalents	$24,906	$6,657	$13	$31,576
Restricted cash	6,693	556	—	7,249
Securities, available for sale	166,839	—	—	166,839
Notes receivable, net	17,775	—	—	17,775
Mortgage loans held for sale, at fair value	—	21,845	—	21,845
Accounts and premiums receivable, net	40,762	—	—	40,762
Reinsurance receivables	258,179	—	—	258,179
Real estate, net	—	1,536	34,540	36,076
Goodwill	89,854	699	—	90,553
Intangible assets, net	115,000	—	5,660	120,660
Other receivables	39,268	—	—	39,268

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015
(in thousands, except share data)

	2014 Acquisitions
	Insurance and Insurance Services	Specialty finance	Real Estate	Total
Other assets	12,283	683	833	13,799

Liabilities:
Fair value of debt assumed	(43,548)	(23,040)	(6,183)	(72,771)
Unearned premiums	(290,029)	—	—	(290,029)
Policy liabilities and unpaid claims	(63,435)	—	—	(63,435)
Deferred revenues	(39,122)	—	(10)	(39,132)
Reinsurance payables	(21,080)	—	—	(21,080)
Commissions payable	(9,315)	—	—	(9,315)
Deferred tax liabilities	(38,208)	—	—	(38,208)
Other liabilities and accrued expenses (1)	(48,832)	(7,021)	(488)	(56,341)
Non-controlling interests	(6,250)	(396)	(6,867)	(13,513)
Total Consideration	211,740	1,519	27,498	240,757
Debt	(120,000)	—	(21,625)	(141,625)
Net assets	$91,740	$1,519	$5,873	$99,132

Acquisition Costs	$6,121	$128	$538	$6,787

(1) Includes $809 of unsettled liabilities associated with Fortegra’s previous discontinued operations, which is included as a component of liabilities held for sale and discontinued operations within the Company’s Consolidated Balance Sheet.

The following unaudited supplemental pro forma information as of December 31, 2014 in the table below presents the Company's consolidated financial information as if Fortegra had been acquired on January 1, 2014:

For the Year Ended December 31, 2014
Total revenue	$463,143
Net income from continuing operations	$12,723
Diluted earnings per share from continuing operations	$0.76

The unaudited supplemental pro forma results were prepared for comparative purposes only and do not purport to be indicative of the results of operations had the acquisition of Fortegra occurred at January 1, 2014, nor is it indicative of any future operating results of the Company.

(4) Dispositions, Assets Held for Sale and Discontinued Operations

On June 30, 2015, the Company completed the previously announced sale of its Philadelphia Financial Group (PFG) subsidiary. The Company received total cash of $142,837 and will receive two future payments over the next two years totaling approximately $7,341. The gain on the sale net of tax, was approximately $15,619, which is classified as a gain on sale from discontinued operations. The Company has reclassified the income and expenses attributable to PFG to income from discontinued operations, net for the year ended December 31, 2015 and December 31, 2014.

The following table represents detail of revenues and expenses of discontinued operations in the Consolidated Statements of Operations for the periods presented:

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015
(in thousands, except share data)

	Year ended December 31,
	2015	2014
Revenues:
Net realized gain	$151	$45
Interest income	2,215	4,649
Separate account fees	12,706	23,390
Service and administrative fees	25,385	50,600
Other income	2	2
Total revenues	40,459	78,686
Expenses:
Interest expense	5,226	11,475
Payroll expense	9,086	19,697
Professional fees	770	1,800
Change in future policy benefits	2,077	4,363
Mortality expenses	5,688	10,710
Commission expense	1,723	2,825
Depreciation and amortization	862	4,379
Other expenses	4,232	9,975
Total expenses	29,664	65,224
Less: provision for income taxes	3,796	5,525
Income from discontinued operations, net	$6,999	$7,937
The following table presents the cash flows from discontinued operations for the periods indicated:

	Year Ended December 31,
	2015	2014
Net cash (used in) provided by:
Operating activities	$(6,354)	$16,045
Investing activities(1)	11,866	(2,967)
Financing activities	(5,000)	(7,667)
Net cash flows from discontinued operations	$512	$5,411

(1) Amount excludes $7,765 of non-controlling interests sold in connection with the sale of PFG.

As of December 31, 2015 and December 31, 2014, the Company has $740 and $809, respectively, included on the Consolidated Balance Sheets as liabilities from discontinued operations associated with Fortegra’s dispositions as of December 31, 2013.

(5) Operating Segment Data

During the year ended December 31, 2014, management changed its reportable operating segments. The Company now has five reportable operating segments, which are: (i) insurance and insurance services, (ii) specialty finance, (iii) real estate, (iv) asset management and (v) corporate and other. The Company’s operating segments are organized in a manner that reflects how management views these strategic business units.

Each reportable segment’s income (loss) is reported before income taxes, discontinued operations and non-controlling interests.

Descriptions of each of the reportable segments are as follows:

Insurance and Insurance Services operations are conducted through Fortegra, a specialized insurance company that offers a wide array of consumer related protection products, including credit-related insurance, mobile device protection, and warranty and service contracts. Fortegra also provides third party administration services to insurance companies, retailers, automobile dealers, insurance brokers and agents and financial services companies.
Specialty Finance is comprised of Siena Capital Finance LLC (Siena), which commenced operations in April 2013, and our mortgage businesses which consists of Luxury, which was acquired in January 2014 and Reliance which was acquired in July

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015
(in thousands, except share data)

2015. Segment results incorporate the revenues and expenses of these subsidiaries since they commenced operations or were acquired.
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
Real Estate operations include Care LLC (Care), a wholly-owned subsidiary of Tiptree which has a geographically diverse portfolio of seniors housing properties including senior apartments, assisted-living, independent-living, memory care and skilled nursing in the U.S.
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
Corporate and other operations include Tiptree Direct Holdings LLC (TDH) and Muni Funding Company of America LLC (MFCA). TDH holds the Company’s principal investments, which consist of CLO subordinated notes, common shares of RAIT, an NPL portfolio, risk mitigation transactions, warehouse holdings, holdings in the Star Asia Finance, Limited, Star Asia Opportunity, LLC and Star Asia Opportunity II-LLC (Star Asia Entities) and other corporate investments. MFCA is a specialty finance company that owns and manages a portfolio of non-investment grade and non-rated direct and indirect debt obligations of middle-market tax-exempt borrowers.

The tables below present the components of revenue, expense or loss, and segment assets for each of the operating segments for the following periods:

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015
(in thousands, except share data)

	Year ended December 31, 2015
	Insurance and insurance services	Specialty finance	Real estate	Asset management	Corporate and other	Total
Net realized and unrealized (losses) gains	$(58)	$(178)	$(194)	$—	$(1,743)	$(2,173)
Net realized and unrealized gains on mortgage pipeline and associated hedging instruments	—	891	—	—	—	891
Interest income	5,113	8,336	95	—	6,386	19,930
Service and administrative fees	106,525	—	—	—	—	106,525
Ceding commissions	43,217	—	—	—	—	43,217
Earned premiums, net	166,265	—	—	—	—	166,265
Gain on sale of loans held for sale, net	—	33,849	—	—	—	33,849
Loan fee income	—	9,373	—	—	—	9,373
Rental revenue	—	—	43,065	—	—	43,065
Other income	6,642	2,728	3,162	6,524	118	19,174
Total revenue	327,704	54,999	46,128	6,524	4,761	440,116

Interest expense	6,135	3,558	6,796	—	7,002	23,491
Payroll and employee commissions	38,786	31,633	18,479	4,687	14,225	107,810
Commission expense	105,751	—	—	—	—	105,751
Member benefit claims	29,744	—	—	—	—	29,744
Net losses and loss adjustment expense	56,568	—	—	—	—	56,568
Depreciation and amortization expense	29,673	760	14,546	—	145	45,124
Other expenses	31,269	12,783	15,842	573	16,711	77,178
Total expense	297,926	48,734	55,663	5,260	38,083	445,666
Net income attributable to consolidated CLOs	—	—	—	4,131	(11,020)	(6,889)
Pre-tax income (loss)	$29,778	$6,265	$(9,535)	$5,395	$(44,342)	$(12,439)
Less: provision for income taxes						1,377
Discontinued operations, net						22,618
Net income before non-controlling interests						$8,802
Less: net income attributable to non-controlling interests from continuing operations and discontinued operations - Tiptree Financial Partners, L.P.						2,630
Less: net income attributable to non-controlling interests from continuing operations and discontinued operations - Other						393
Net income available to common stockholders						$5,779

Segment Assets as of December 31, 2015
Segment assets	$931,073	$208,840	$235,636	$2,451	$394,416	$1,772,416
Assets of consolidated CLOs						728,812
Total assets						$2,501,228

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015
(in thousands, except share data)

	Year ended December 31, 2014
	Insurance and insurance services	Specialty finance	Real estate	Asset management	Corporate and other	Total
Net realized and unrealized gains (losses) on investments	$5	$244	$7,006	$—	$(320)	$6,935
Net realized and unrealized gains on mortgage pipeline and associated hedging instruments	—	420	—	—	—	420
Interest income	196	3,611	1,529	—	9,509	14,845
Service and administrative fees	8,657	—	—	—	—	8,657
Ceding commissions	3,737	—	—	—	—	3,737
Earned premiums, net	12,827	—	—	—	—	12,827
Gain on sale of loans held for sale, net	—	7,154	—	—	—	7,154
Loan fee income	—	3,736	—	—	—	3,736
Rental revenue	—	52	19,695	—	—	19,747
Other income	753	6	1,051	278	167	2,255
Total revenue	26,175	15,223	29,281	278	9,356	80,313

Interest expense	637	1,530	4,111	—	6,263	12,541
Payroll and employee commissions	3,483	10,690	8,056	5,117	5,194	32,540
Commission expense	4,287	—	—	—	—	4,287
Member benefit claims	2,676	—	—	—	—	2,676
Net losses and loss adjustment expenses	3,153	—	—	—	—	3,153
Depreciation and amortization expenses	4,265	499	7,181	—	—	11,945
Other expenses	10,845	4,466	6,762	774	9,061	31,908
Total expense	29,346	17,185	26,110	5,891	20,518	99,050
Net income attributable to consolidated CLOs	—	—	—	11,770	7,755	19,525
Pre-tax income (loss)	$(3,171)	$(1,962)	$3,171	$6,157	$(3,407)	$788
Less: Provision (benefit) for income taxes						4,141
Discontinued operations						7,937
Net income before non-controlling interests						$4,584
Less: net income attributable to non-controlling interests from continuing operations and discontinued operations - Tiptree Financial Partners, L.P.						6,790
Less: net income attributable to non-controlling interests from continuing operations and discontinued operations - Other						(496)
Net income available to common stockholders						$(1,710)

Segment Assets as of December 31, 2014
Segment assets	$767,914	$79,147	$179,822	$2,871	$67,261	$1,097,015
Assets of consolidated CLOs						1,978,094
Assets held for sale						5,129,745
Total assets						$8,204,854

(6) Investments in Available for Sale Securities

Investments in available for sale securities, at fair value

All of the Company’s investments in available for sale securities as of December 31, 2015 and December 31, 2014 are held by Fortegra. Investments in available for sale securities held by PFG as of December 31, 2014 are included in assets held for sale.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015
(in thousands, except share data)

The following tables present the Company's investments in available for sale securities:

	As of
	December 31, 2015
	Cost or Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$53,274	$83	$(221)	$53,136
Obligations of state and political subdivisions	51,942	466	(73)	52,335
Corporate securities	68,400	89	(651)	67,838
Asset backed securities	1,525	4	—	1,529
Certificates of deposit	893	—	—	893
Equity securities	6,081	106	(79)	6,108
Obligations of foreign governments	2,931	—	(67)	2,864
Total	$185,046	$748	$(1,091)	$184,703

	As of
	December 31, 2014
	Cost or Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities and obligations of U.S. government agencies	$58,319	$28	$(108)	$58,239
Obligations of state and political subdivisions	35,920	45	(93)	35,872
Corporate securities	67,795	28	(347)	67,476
Certificates of deposit	871	—	—	871
Equity securities	7,138	8	(96)	7,050
Obligations of foreign governments	1,636	—	(16)	1,620
Total	$171,679	$109	$(660)	$171,128

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015
(in thousands, except share data)

The following tables summarize the gross unrealized losses on available for sale securities in an unrealized loss position:

	As of
	December 31, 2015
	Less Than or Equal to One Year			More Than One Year
	Fair value	Gross unrealized losses	# of Securities	Fair value	Gross unrealized losses	# of Securities
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$35,588	$(221)	146	$—	$—	—
Obligations of state and political subdivisions	18,500	(59)	45	400	(14)	2
Corporate securities	56,373	(634)	302	267	(17)	6
Asset-backed securities	—	—	—	—	—	—
Equity securities	1,998	(79)	8	—	—	—
Obligations of foreign governments	2,863	(67)	18	—	—	—
Total	$115,322	$(1,060)	519	$667	$(31)	8

	As of
	December 31, 2014
	Less Than or Equal to One Year			More Than One Year
	Fair value	Gross unrealized losses	# of Securities	Fair value	Gross unrealized losses	# of Securities
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$38,972	$(108)	151	$—	$—	—
Obligations of state and political subdivisions	25,611	(93)	58	—	—	—
Corporate securities	59,013	(347)	280	—	—	—
Equity securities	5,443	(96)	18	—	—	—
Obligations of foreign governments	1,620	(16)	5	—	—	—
Total	$130,659	$(660)	512	$—	$—	—
The Company does not intend to sell the investments that were in an unrealized loss position at December 31, 2015, and management believes that it is more likely than not that the Company will be able to hold these securities until full recovery of their amortized cost basis for fixed maturity securities or cost for equity securities. The unrealized losses were attributable to changes in interest rates and not credit-related issues. As of December 31, 2015, based on the Company's review, none of the fixed maturity or equity securities were deemed to be other-than-temporarily impaired based on the Company's analysis of the securities and its intent to hold the securities until recovery. There have been no other-than-temporary impairments recorded by the Company for the year ended December 31, 2015.

The amortized cost and fair values of investments in debt securities, by contractual maturity date, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Excluded from this table are equity securities since they have no contractual maturity.

	As of
	December 31, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$20,347	$20,319	$15,110	$15,101
Due after one year through five years	76,967	76,578	73,476	73,176
Due after five years through ten years	56,133	56,240	54,325	54,151
Due after ten years	23,993	23,929	21,630	21,650
Asset backed securities	1,525	1,529	—	—
Total	$178,965	$178,595	$164,541	$164,078

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015
(in thousands, except share data)

Purchases of available for sale securities were $75,275 and $7,026 for the year ended December 31, 2015 and 2014, respectively. Proceeds from maturities calls and prepayments of available for sale securities were $39,062 and $1,192 for the year ended December 31, 2015 and 2014, respectively. Proceeds from the sale of available for sale securities for the year ended December 31, 2015 and 2014, were $20,353 and $783 with associated losses of $58 and gains of $4, respectively.

(7) Investment in Loans

The following table presents the Company’s loans, measured at fair value and amortized cost:

	As of
	December 31, 2015	December 31, 2014
Loans, at fair value
Corporate loans	$233,861	$945
Non-performing residential loans	38,289	—
Other loans receivable	1,409	1,656
Total loans, at fair value	273,559	2,601

Loans owned, held at amortized cost, net
Asset backed loans and other loans	52,994	36,284
Less: Allowance for loan losses included in asset backed loans	463	189
Total loans owned, held at amortized cost, net	$52,531	$36,095

Net deferred loan origination fees included in asset backed loans	$3,520	$2,308

Loans, at fair value

Corporate Loans

Corporate Loans primarily include syndicated leveraged loans held by the Company as principal investments, which consist of $233,861 in loans primarily held by the Company’s warehouse credit facility in anticipation of launching a new CLO, Telos CLO 2016-7, Ltd. (Telos 7) and the Telos Credit Opportunities fund at December 31, 2015. The Company contributed $45,000 to the Telos 7 warehouse credit facility and $25,000 to the Telos Credit Opportunities fund with the remainder purchased through warehouse borrowings and a secured credit agreement (see Note 17—Debt, net). As of December 31, 2015, the unpaid principal balance on these loans was $242,693.

The difference between fair value of the Corporate loans and the unpaid principal balance was $(8,832).

Loans Owned, held at amortized cost, net

Non-performing Residential Loans

During the year ended December 31, 2015, the Company, through a Delaware statutory trust, invested in a pool of non-performing residential real estate mortgage loans (NPLs) and entered into an agreement with an asset management firm to service the portfolio.  As of December 31, 2015, the Company’s investments included $38,289 of loans collateralized by real estate in the process of foreclosure of which the unpaid principal balance was $61,676.

Included in other assets are $2,197 of foreclosed residential real estate property.

The difference between the fair value of the NPLs and the unpaid principal balance was $(23,387).

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015
(in thousands, except share data)

Asset backed loans
Siena structures asset-based loan facilities in the $1,000 to $25,000 range across diversified industries, which include manufacturing distribution, wholesale, and service companies. As of December 31, 2015 and December 31, 2014, the Company carried $51,831 and $35,395 in loans receivable on its Consolidated Balance Sheet. Collateral for asset-backed loan receivables, as of December 31, 2015 and December 31, 2014 consisted of inventory, equipment and accounts receivable. Management reviews collateral for these loans on at least a monthly basis or more frequently if a draw is requested and as such has determined that no impairment existed as of December 31, 2015. As of December 31, 2015, there were no delinquencies in the Siena portfolio and all loans were classified as performing.
(8) Mortgage Loans Held for Sale

The following table summarized the total mortgage loans held for sale, at fair value:

	As of
	December 31, 2015	December 31, 2014
Mortgage loans held for sale, unpaid principal	$117,039	$28,049
Change in fair value	3,797	612
Total mortgage loans held for sale, at fair value	$120,836	$28,661

The unpaid principal balance and fair value of held for sales that are 90 days or more past due were $142 and $82, respectively, as of December 31, 2015. There were no amounts that are 90 days or more past due as of December 31, 2014.The Company discontinues accruing interest on all loans that are 90 days or more past due.

(9) Fair Value of Financial Instruments

ASC 820-10 maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used to measure a financial instrument’s fair value. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability, and are affected by the type of product, whether the product is traded on an active exchange or in the secondary market, as well as current market conditions. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Fair value is estimated by applying the hierarchy discussed in Note 2, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement.
Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized within Level 3 of the fair value hierarchy.

The Company’s fair value measurement is based on a market approach, which utilizes prices and other relevant information generated by market transactions involving identical or comparable financial instruments. Sources of inputs to the market approach include third-party pricing services, independent broker quotations and pricing matrices. Management analyzes the third party valuation methodologies and its related inputs to perform assessments to determine the appropriate level within the fair value hierarchy and to assess reliability of values. Further, management has a process in place to review all changes in fair value that occurred during each measurement period. Any discrepancies or unusual observations are followed through to resolution through the source of the pricing as well as utilizing comparisons, if applicable, to alternate pricing sources.

The Company utilizes observable and unobservable inputs within its valuation methodologies. Observable inputs may include: benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data. In addition, specific issuer information and other market data is used. Broker quotes are obtained from sources recognized to be market participants. Unobservable inputs may include: expected cash flow streams, default rates, supply and demand considerations and market volatility.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015
(in thousands, except share data)

Available for Sale Securities

Available for sale securities are generally classified within either Level 1 or Level 2 of the fair value hierarchy and are based on prices provided by an independent pricing service and a third party investment manager who provide a single price or quote per security.

The following details the methods and assumptions used to estimate the fair value of each class of available for sale securities and the applicable level each security falls within the fair value hierarchy:

U.S Treasury Securities, Obligations of U.S. Government Authorities and Agencies, Municipal Securities, Corporate Securities, and Obligations of Foreign Governments: Fair values were obtained from an independent pricing service and a third party investment manager. The prices provided by the independent pricing service are based on quoted market prices, when available, non-binding broker quotes, or matrix pricing and fall under Level 2 of the fair value hierarchy.

Certificates of Deposit: The estimated fair value of certificates of deposit approximate carrying value and fall under Level 1 of the fair value hierarchy.

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

Derivative Assets and Liabilities: Derivatives are comprised of credit default swaps (CDS), index credit default swaps (CDX), interest rate lock commitments (IRLC), and interest rate swaps (IRS). The fair value of these instruments is based upon valuation pricing models, which represent the amount the Company would expect to receive or pay at the balance sheet date to exit the position. In general, the fair value of CDSs and CDXs are based on dealer quotes. Because significant inputs, other than unadjusted quoted prices in active markets are used to determine the dealer quotes, such as price volatility, the Company classifies them as Level 2 in the fair value hierarchy. The fair value of IRS is based upon either valuation pricing models, which represent the amount the Company would expect to pay at the balance sheet date if the contracts were exited, or by obtaining broker or counterparty quotes. Because there are observable inputs used to arrive at these prices, the Company has classified IRS within Level 2 of the fair value hierarchy. Our mortgage origination subsidiaries issue IRLCs to its customers, which are carried at estimated fair value on the Company’s Consolidated Balance Sheet. The estimated fair values of these commitments are generally calculated by reference to the value of the underlying loan associated with the IRLC net of an expected fall out assumption. The fair values of these commitments generally result in a Level 3 classification. Our mortgage origination subsidiaries manage their exposure by entering into best efforts delivery commitments with loan investors referred to as “best efforts lock”. For loans not locked with investors on a best efforts basis, the Company enters into hedge instruments, utilizing to be announced mortgage-backed securities, to protect against movements in interest rates. The fair values of these hedge instruments generally result in a Level 2 classification.

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

Trading Assets and Liabilities: Trading assets and liabilities consist primarily of privately held equity securities, exchange-traded equity securities, CLOs, collateralized debt obligations (CDOs), derivative assets and liabilities, tax exempt securities, and U.S. Treasury short positions. The fair value of privately held equity securities are based on quotes obtained from dealers or internally developed valuation models. Because significant inputs used to determine the dealer quotes or model values are not observable, such as projected future earnings and price volatility, the Company has classified them within Level 3 of the fair value hierarchy.

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
December 31, 2015
(in thousands, except share data)

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

The following tables present the Company’s fair value hierarchies for financial assets and liabilities, including the balances associated with the consolidated CLOs, measured on a recurring basis:

	December 31, 2015
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value
Assets:
Trading assets:
Equity securities	$3,786	$—	$8,941	$12,727
Tax exempt securities	—	1,732	8,314	10,046
CLO	—	—	1,768	1,768
Total trading securities	3,786	1,732	19,023	24,541

Derivative assets:
Interest rate lock commitments	—	—	3,384	3,384
TBA – mortgage backed securities	—	179	—	179
Forward delivery contracts	—	—	11	11
Credit derivatives	—	11,945	—	11,945
Total derivative assets	—	12,124	3,395	15,519

Total trading assets	3,786	13,856	22,418	40,060

Available for sale securities:
Equity securities	6,060	—	48	6,108
U.S. Treasury securities and U.S. government agencies	—	53,136	—	53,136
Obligations of state and political subdivisions	—	52,335	—	52,335
Obligations of foreign governments	—	2,864	—	2,864
Certificates of deposit	893	—	—	893
Asset backed securities	—	1,529	—	1,529
Corporate bonds	—	67,838	—	67,838
Total available for sale securities	6,953	177,702	48	184,703

Mortgage loans held for sale	—	120,836	—	120,836

Investments in loans, at fair value:
Corporate loans	—	55,956	177,905	233,861
Non-performing loans	—	—	38,289	38,289
Other loans receivable	—	125	1,284	1,409
Total investments in loans, at fair value	—	56,081	217,478	273,559

Total financial instruments attributable to Non-CLOs included in consolidated assets	10,739	368,475	239,944	619,158

Financial instruments included in assets of consolidated CLOs:
Investments in loans, at fair value	—	159,892	520,892	680,784

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015
(in thousands, except share data)

	December 31, 2015
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value
Total financial instruments included in assets of consolidated CLOs	—	159,892	520,892	680,784

Total	$10,739	$528,367	$760,836	$1,299,942

Liabilities:
Trading liabilities:
U.S. Treasury securities	$—	$19,679	$—	$19,679
Total trading securities	$—	$19,679	$—	$19,679

Derivative liabilities:
Interest rate swaps	—	2,310	—	2,310
Forward delivery contracts	—	8	—	8
TBA-mortgage backed securities	—	150	—	150
Foreign currency forward contracts	—	5	—	5
Total derivative liabilities	—	2,473	—	2,473

Total trading liabilities	—	22,152	—	22,152

Contingent consideration payable	—	—	936	936

Preferred notes payable	—	—	1,562	1,562

Total financial instruments attributable to Non-CLOs included in consolidated liabilities	—	22,152	2,498	24,650

Financial instruments included in liabilities of consolidated CLOs:
Notes payable of CLOs	—	—	683,827	683,827
Total financial instruments included in liabilities of consolidated CLOs	—	—	683,827	683,827

Total	$—	$22,152	$686,325	$708,477

	December 31, 2014
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value
Assets:
Trading assets:
Equity securities	$—	$—	$4,171	$4,171
Tax exempt securities	—	11,230	2,011	13,241
CDO	—	—	180	180
CLO	—	—	945	945
Total trading securities	—	11,230	7,307	18,537

Derivative assets:
Interest rate lock commitments	—	—	865	865
Credit derivatives	—	10,833	—	10,833

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015
(in thousands, except share data)

	December 31, 2014
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value
Total derivative assets	—	10,833	865	11,698

Total trading assets	—	22,063	8,172	30,235

Available for sale securities:
Equity securities	6,003	—	1,047	7,050
U.S. Treasury securities and U.S. government agencies	—	58,239	—	58,239
Obligations of state and political subdivisions	—	35,872	—	35,872
Obligations of foreign governments	—	1,620	—	1,620
Certificates of deposit	871	—	—	871
Corporate bonds	—	67,476	—	67,476
Total available for sale securities	6,874	163,207	1,047	171,128

Mortgage loans held for sale	—	28,661	—	28,661

Investments in loans, at fair value
Corporate loans	—	—	945	945
Other loans receivable	—	154	1,502	1,656
Total investments in loans, at fair value	—	154	2,447	2,601

Total financial instruments attributable to Non-CLOs included in consolidated assets	6,874	214,085	11,666	232,625

Financial instruments included in assets of consolidated CLOs:
Equity securities	—	91	3,012	3,103
Investments in CLOs and CDOs	—	—	18,755	18,755
Investments in loans, at fair value	—	1,248,161	555,044	1,803,205
Total financial instruments included in assets of consolidated CLOs	—	1,248,252	576,811	1,825,063

Financial instruments included in assets held for sale:
Available for sale securities	100	17,309	—	17,409
Separate account assets	292,398	735,528	3,771,503	4,799,429
Total financial instruments included in assets held for sale	292,498	752,837	3,771,503	4,816,838

Total	$299,372	$2,215,174	$4,359,980	$6,874,526

Liabilities:
Trading liabilities:
U.S. Treasury securities	$—	$19,660	$—	$19,660
Total trading securities	—	19,660	—	19,660

Derivative liabilities:
Interest rate swaps	—	2,913	—	2,913
TBA-mortgage backed securities	—	72	—	72
Total derivative liabilities	—	2,985	—	2,985

Total trading liabilities	—	22,645	—	22,645

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015
(in thousands, except share data)

	December 31, 2014
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value
Contingent consideration payable	—	—	1,114	1,114

Preferred notes payable	—	—	1,688	1,688

Total financial instruments attributable to Non-CLOs included in consolidated liabilities	—	22,645	2,802	25,447

Financial instruments included in liabilities of consolidated CLOs:
Interest rate swaps	—	126	—	126
Notes payable of CLOs	—	—	1,785,207	1,785,207
Total financial instruments included in liabilities of consolidated CLOs	—	126	1,785,207	1,785,333

Total	$—	$22,771	$1,788,009	$1,810,780
NPLs converted to REOs were measured at fair value on a non-recurring basis during the year ended December 31, 2015 (the Company did not have investments in REO status in prior year period). The carrying value of REOs at December 31, 2015 was $2,197. Upon conversion to REO the fair value is estimated using BPOs. BPOs are subject to judgments of a particular broker formed by visiting a property, assessing general home values in an area, reviewing comparable listings, and reviewing comparable completed sales. These judgments may vary among brokers and may fluctuate over time based on housing market activities and the influx of additional comparable listings and sales.
The following table represents additional information about assets that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value for the following periods:

	2015			2014
	Non-CLO assets	CLO assets	Assets held for sale	Non-CLO assets	CLO assets	Assets held for sale
Balance at January 1,	$11,666	$576,811	$3,771,503	$5,231	$49,910	$3,833,401
Net realized gains/(losses)	14,630	753	—	7,404	2,621	—
Net unrealized gains/(losses)	1,713	(10,199)	—	(931)	(10,424)	—
Purchases	46,317	13,831	141,247	1,486	18,652	225,203
Sales	(2,040)	(81,742)	(3,967,798)	(4,056)	(161,086)	(902,870)
Issuances	3	612	—	7	2,616	—
Transfer into Level 3 (1)	184,409	409,846	—	9,796	974,261	—
Transfer adjustments (out of) Level 3 (1)	(862)	(60,609)	—	(7,272)	(299,739)	—
Adoption of ASU 2015-02	1,539	(328,411)	—	—	—	—
Attributable to policyowner	—	—	55,048	1	—	615,769
Conversion to real estate owned and mortgage held for sale	(17,214)	—	—	—	—	—
Other	(217)	—	—	—	—	—
Balance at December 31,	$239,944	$520,892	$—	$11,666	$576,811	$3,771,503

Changes in unrealized gains included in earnings related to assets still held at period end	$(730)	$(8,953)	$—	$(931)	$(10,424)	$—
(1) All transfers are deemed to occur at end of period. Transfers between Level 2 and 3 were a result of subjecting third-party pricing on both CLO and Non-CLO assets to various liquidity, depth, bid-ask spread and benchmarking criteria as well as assessing the availability of observable inputs affecting their fair valuation.

The following table represents additional information about liabilities that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value for the following periods:

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015
(in thousands, except share data)

	2015		2014
	Non-CLO Liabilities	CLO Liabilities	Non-CLO Liabilities	CLO Liabilities
Balance at January 1,	$2,802	$1,785,207	$—	$1,314,870
Net realized gains/(losses)	—	—	—	25,447
Net unrealized gains/(losses)	(2,504)	3,960	—	(50,381)
Purchases	2,200	—	2,802	—
Issuances	—	(41,272)	—	708,203
Dispositions	—	(31,155)	—	(212,932)
Adoption of ASU 2015-02	—	(1,032,913)	—	—
Balance at December 31,	$2,498	$683,827	$2,802	$1,785,207

Changes in unrealized gains included in earnings related to liabilities still held at period end	$(2,504)	$(8,472)	$—	$(39,726)

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

	Fair Value as of				Actual or Range (Weighted average)
Assets (1)	December 31, 2015	December 31, 2014	Valuation Technique	Unobservable input(s)	December 31, 2015	December 31, 2014
Trading Assets:
Tax exempt security	$121	$199	Discounted cash flow	Short term cash flows	0.0%	0.58% - 33.32%
Tax exempt security	8,193	1,812	Market yield analysis	Yield to maturity	6.50%	6.0%
Interest rate lock commitments	3,384	865	Internal model	Pull through rate	55% - 95%	80%
Forward delivery contracts	11	—	Internal model	Pull through rate	80% - 100%	n/a
NPLs	38,289	—	Discounted cash flow	See table below (2)	See table below	n/a
Total	$49,998	$2,876

(1) Financial assets classified as Level 3 and fair valued using significant unobservable inputs classified as Level 3 have not been provided as these are not readily available to the Company (including servicing release premium for interest rate lock commitments and forward delivery contracts).
(2) The significant unobservable inputs used in the fair value measurement of our NPLs are discount rates, loan resolution timeline, and the value of underlying properties. Significant changes in any of these inputs in isolation could result in a significant change to the fair value measurement. A decline in the discount rate in isolation would increase the fair value. A decrease in the housing pricing index in isolation would decrease the fair value. Individual loan characteristics, such as location and value of underlying collateral, affect the loan resolution timeline. An increase in the loan resolution timeline in isolation would decrease the fair value. A decrease in the value of underlying properties in isolation would decrease the fair value.

We determine the purchase price for NPLs at the time of acquisition and for each subsequent valuation by using a discounted cash flow valuation model and considering alternate loan resolution probabilities, including modification, liquidation, or conversion to REO. Observable inputs to the model include loan amounts, payment history, and property types. Our NPLs are on nonaccrual status at the time of purchase as it is probable that principal or interest is not fully collectible. The following table sets forth quantitative information about the significant unobservable inputs used to measure the fair value of our NPLs as of December 31, 2015 (the Company did not invest in NPLs in the prior year period):

Unobservable inputs	High	Low	Average(1)
Discount rate	30.0%	15.1%	22.0%
Loan resolution time-line (Years)	2.7	.6	1.2
Value of underlying properties	$1,375	$40	$224
Holding costs	24.6%	5.5%	9.6%
Liquidation costs	21.8%	7.5%	10.5%

(1) Weighted based on value of underlying properties.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015
(in thousands, except share data)

	Fair Value as of				Actual or Range (Weighted average)
Liabilities (1)	December 31, 2015	December 31, 2014	Valuation Technique	Unobservable input(s)	December 31, 2015	December 31, 2014
Other Liabilities:
Contingent consideration payable - Reliance	$900	$—	Internal model	Forecast EBITDA	$1,326 - $3,517	n/a
				Book value growth rate	5.0%	n/a
				Asset volatility	2.4% - 20.1%	n/a
				Adjusted EBITDA growth	(20.7)% - 22.7%	n/a
Contingent consideration payable - Luxury	36	1,114	Internal model	Projected cash available for distribution	$828 - $1,281	$251 - $1,057
Preferred notes payable	1,562	1,688		Discount rate	12.0%	12.0%
Total	$2,498	$2,802

(1) Not included in this table are the debt obligations of consolidated CLOs, measured and leveled on the basis of the fair value of the (more observable) financial assets of the consolidated CLOs in accordance with ASU 2014-13. See Note 2—Summary of Significant Accounting Policies and Note 16—Assets and Liabilities of Consolidated CLOs.

The following table presents the carrying amounts and estimated fair values of financial assets and liabilities that are not recorded at fair value on a recurring or non-recurring basis and their respective levels within the fair value hierarchy:

	As of December 31, 2015
	Level within Fair Value Hierarchy	Fair Value	Carrying Value
Assets:
Notes receivable, net	2	$20,250	$21,696
Total Assets		$20,250	$21,696

Liabilities:
Debt, net	3	$672,096	$671,648
Total Liabilities		$672,096	$671,648

	As of December 31, 2014
	Level within Fair Value Hierarchy	Fair Value	Carrying Value
Assets:
Notes receivable, net	2	$21,916	$21,916
Total Assets		$21,916	$21,916

Liabilities:
Debt, net	3	$361,380	$361,511
Total Liabilities		$361,380	$361,511

Additionally, the following financial assets and liabilities on the Consolidated Balance Sheets are not carried at fair value:

Cash and Cash Equivalents: The carrying amounts of cash and cash equivalents are carried at cost which approximates fair value. Categorized as Level 1 of the fair value hierarchy.

Due from Brokers, Dealers, and Trustees and Due to Brokers, Dealers and Trustees: The carrying amounts of these assets and liabilities approximate their fair value due to their relatively liquid or short‑term nature. Categorized as Level 2 of the fair value hierarchy.

Notes receivable: The carrying amounts approximate fair value because the interest rates charged approximate current market rates for similar credits. Categorized as Level 2 of the fair value hierarchy.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015
(in thousands, except share data)

Accounts and premiums receivable, net, and other receivables: The carrying amounts approximate fair value since no interest rate is charged on these short duration assets. Categorized as Level 2 of the fair value hierarchy.

Loans Owned, at Amortized Cost: The fair value of loans owned, at amortized cost is computed by discounting the expected future cash flows at market rates. Variable rate lines of credit outstanding are assumed to be at fair value. Categorized as Level 3 of the fair value hierarchy.

Debt: The fair value of notes payable is determined based on contractual cash flows discounted at market rates for mortgage notes payable and either dealer quotes or contractual cash flows discounted at market rates for other notes payable. Categorized as Level 3 of the fair value hierarchy.

(10) Notes Receivable, net

Real estate

Care owns a 75% interest in Care Cal JV LLC, which through two subsidiaries, owns what are referred to as the Calamar Properties. Affiliates of Calamar Enterprises, Inc. (Calamar) own a 25% interest in Care Cal JV LLC. In connection therewith, a subsidiary of Care Cal JV LLC issued notes to affiliates of Calamar. The cost basis of the notes at December 31, 2015 and December 31, 2014 was approximately $3,807 and $3,865, respectively. As of December 31, 2015, all of these notes were performing.
Insurance and insurance services

As of December 31, 2015, Fortegra held $17,889 in notes receivable, net. The majority of these notes totaling $12,216 consist of receivables from Fortegra’s premium financing program. A total of $1,482 was for notes receivable under its Pay us Later Program, which allows customers to finance the cost of electronic mobile devices and or protection programs on these devices. The remaining $4,191 represents unsecured notes receivable issued to various business partners in order to solidify relationships and grow its business. The Company has established a valuation allowance against its notes receivable of $885 as of December 31, 2015. As of December 31, 2015, there were $1,553 in balances classified as 90 days plus past due.

(11) Reinsurance Receivables

The following table presents the effect of reinsurance on premiums written and earned by Fortegra for the following period:

Premiums	Year Ended December 31, 2015		Year Ended December 31, 2014
	Written	Earned	Written	Earned
Direct and assumed	$686,008	$596,134	$55,923	$46,127
Ceded	(503,912)	(429,869)	(41,994)	(33,300)
Net	$182,096	$166,265	$13,929	$12,827

The following table presents the effect of reinsurance on losses and loss adjustment expenses (LAE) incurred by Fortegra for the following period:

Losses and LAE incurred	Year Ended December 31, 2015	Year Ended December 31, 2014
Direct and assumed	$181,291	$10,687
Ceded	(124,723)	(7,534)
Net losses & LAE incurred	$56,568	$3,153

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015
(in thousands, except share data)

The following table presents the components of the reinsurance receivables:

	As of
	December 31, 2015	December 31, 2014
Prepaid reinsurance premiums:
Life (1)	$61,919	$52,574
Accident and health (1)	54,357	44,968
Property	180,236	126,669
Total	296,512	224,211

Ceded claim reserves:
Life	2,664	1,868
Accident and health	8,889	7,971
Property	30,911	18,325
Total ceded claim reserves recoverable	42,464	28,164
Other reinsurance settlements recoverable	13,950	12,401
Reinsurance receivables	$352,926	$264,776
(1) Including policyholder account balances ceded.

The following table presents the aggregate amount included in reinsurance receivables that is comprised of the three largest receivable balances from unrelated reinsurers:

As of
December 31, 2015
Total of the three largest receivable balances from unrelated reinsurers	$163,465

At December 31, 2015, the three unrelated reinsurers from whom Fortegra has the largest receivable balances were: London Life Reinsurance Company (A. M. Best Rating: A); London Life International Reinsurance Corporation (A. M. Best Rating: not rated); and MFI Insurance Company, LTD (A. M. Best Rating: Not rated). The related receivables of London Life International Reinsurance Corporation and MFI Insurance Company, LTD are collateralized by assets held in trust accounts and letters of credit due to their offshore relationships. At December 31, 2015, the Company does not believe there is a risk of loss as a result of the concentration of credit risk in the reinsurance program.

(12) Real Estate Investments, Net

The following table contains information regarding the Company’s investment in real estate as of the following periods:

	December 31, 2015
	Land	Buildings	Accumulated depreciation	Total
Triple Net Lease Properties	$12,173	$77,161	$(4,118)	$85,216
Managed Properties	9,905	113,396	(5,842)	117,459
Other real estate (1)	—	1,675	(389)	1,286
Total	$22,078	$192,232	$(10,349)	$203,961

	December 31, 2014
	Land	Buildings	Accumulated depreciation	Total
Triple Net Lease Properties	$6,403	$34,343	$(2,097)	$38,649
Managed Properties	7,135	86,592	(2,414)	91,313
Other real estate (1)	—	1,675	(329)	1,346
Total	$13,538	$122,610	$(4,840)	$131,308
(1) Represents a single family residential property located in Connecticut that is being rented through the Company's subsidiary, Luxury.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015
(in thousands, except share data)

Future Minimum Rental Revenue

The following table presents the future minimum annual rental revenue under the noncancelable terms of all operating leases as of:

December 31, 2015
2016	$7,132
2017	7,232
2018	7,335
2019	7,441
2020	7,550
Thereafter	37,833
Total	$74,523

The schedule of minimum future rental revenue excludes residential lease agreements, generally having terms of one year or less. Rental revenues from residential leases were $36,551 and $15,803 for the year ended December 31, 2015 and 2014, respectively.

(13) Goodwill and Intangible Assets, Net

The following table presents identifiable intangible assets, accumulated amortization, and goodwill by segment and includes the retrospective adjustments made to the balances at December 31, 2014, as required by ASC Topic 805, for the Fortegra acquisition:

	As of				As of
	December 31, 2015				December 31, 2014
	Insurance and insurance services	Real estate	Specialty Finance	Total	Insurance and insurance services	Real estate	Specialty Finance	Total
Customer relationships	$50,500	$—	$—	$50,500	$50,500	$—	$—	$50,500
Accumulated amortization	(1,200)	—	—	(1,200)	—	—	—	—
Trade names	6,500	—	800	7,300	6,500	—	—	6,500
Accumulated amortization	(771)	—	(40)	(811)	(55)	—	—	(55)
Software licensing	8,500	—	640	9,140	8,500	—	—	8,500
Accumulated amortization	(1,842)	—	(46)	(1,888)	(142)	—	—	(142)
Insurance policies and contracts acquired	36,500	—	—	36,500	36,500	—	—	36,500
Accumulated amortization	(28,510)	—	—	(28,510)	(3,956)	—	—	(3,956)
Insurance licensing agreements(1)	13,000	—	—	13,000	13,000	—	—	13,000
Leases in place	—	23,404	—	23,404	—	14,604	—	14,604
Accumulated amortization	—	(14,095)	—	(14,095)	—	(5,057)	—	(5,057)
Intangible assets, net	82,677	9,309	1,354	93,340	110,847	9,547	—	120,394
Goodwill(2)	89,854	—	2,913	92,767	89,854	—	1,904	91,758
Total	$172,531	$9,309	$4,267	$186,107	$200,701	$9,547	$1,904	$212,152
(1) Represents intangible assets with an indefinite useful life. Impairment tests are performed at least annually on these assets.
(2) The increase in goodwill in 2015 is the $1,708 associated with the Reliance acquisition offset by $699 of impairment associated with Luxury. See Note 3—Business Acquisitions.

Amortization expense on intangible assets was $37,294 and $8,566 for the year ended December 31, 2015 and 2014, respectively. The Company conducts annual impairment tests according to ASC Topic 350 Intangibles-Goodwill and Other. As of December 31, 2015, we recorded an impairment of $699 associated with Luxury within the Specialty Finance segment as a result of qualitative and quantitative procedures associated with our annual impairment testing.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015
(in thousands, except share data)

The following table presents the amortization expense on intangible assets for the next five years by relevant segment:

	As of
	December 31, 2015
	Insurance and insurance services (VOBA)	Insurance and insurance services (other)	Real estate	Specialty Finance
2016	$5,673	$5,827	$3,268	$171
2017	1,250	9,865	621	171
2018	465	9,077	621	171
2019	217	7,509	621	171
2020	123	5,027	621	171
2021 and thereafter	262	24,382	3,557	499
Total	$7,990	$61,687	$9,309	$1,354

(14) Other assets

The following table presents the components of Other assets as reported in the Consolidated Balance Sheets:

	As of
	December 31, 2015	December 31, 2014
Trading assets, at fair value	$40,060	$30,235
Due from brokers and trustees	29,052	21,444
Furnitures, fixtures and equipment, net	7,024	5,052
Inventory	2,449	1,797
Prepaids and deferred financing costs	8,948	5,463
Income tax receivable	5,810	1,691
Other	17,415	18,187
Total other assets	$110,758	$83,869

(15) Derivative Financial Instruments and Hedging

The Company utilizes derivative financial instruments as part of its overall investment activities. Investments in derivative contracts are subject to additional risk that can result in a loss of all or part of an investment. The Company’s derivative activities are primarily classified by underlying credit risk, and interest rate risk. In addition, the Company is also subject to additional counterparty risk should its counterparties fail to meet the contract terms. The derivative financial instruments are located within trading assets at fair value within Other assets and trading liabilities within Other liabilities and accrued expenses on the Consolidated Balance Sheets.

Derivatives, at fair value
Credit Derivatives
Credit derivatives are generally defined as over‑the‑counter contracts between a buyer and seller of protection against the risk of default on a set of obligations issued by a specified reference entity.
Credit Default Swap Indices (CDX) are credit derivatives that reference multiple names through underlying baskets or portfolios of single name credit default swaps. The Company enters into these contracts as both a buyer of protection and seller of protection to manage the credit risk exposure of its investment portfolio. The Company is required to deposit cash collateral for these positions equal to an initial 2.25% of the notional amount of the sold protection side, subject to increase based on additional maintenance margin as a result of decreases in value. As of December 31, 2015, the total margin was $6,750.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015
(in thousands, except share data)

Foreign Currency Forward Contracts

Foreign currency forward contracts are used as a foreign currency hedge where the Company has an obligation to either make or take a foreign currency payment at a in the future date. If the date of the foreign currency payment and the last trading date of the foreign currency forwards contract are matched, the Company has in effect “locked in” the exchange rate payment amount. The Company, through its subsidiary Siena, has entered into a foreign exchange forward contract to protect its position on its foreign loans receivable.

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

Interest Rate Swaps
The Company is exposed to interest rate risk when there is an unfavorable change in the value of investments as a result of adverse movements in the market interest rates. The Company enters into interest rate swaps (IRS) to protect against such adverse movements in interest rates. The Company is required to post collateral for the benefit of the counterparty. This is included in other assets in the Consolidated Balance Sheet.
The Company is party to six interest rate swaps in order to economically hedge interest rate risk associated with its real estate portfolio. All of these swaps have the same counterparty.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015
(in thousands, except share data)

The following table summarizes the gross notional and fair value amounts of derivatives (on a gross basis) categorized by underlying risk:

	Notional Values	Asset Derivatives	Liability Derivatives
For the year ended December 31, 2015
Credit risk:
Credit derivatives	$598,141	$41,232	$27,655

Foreign currency risk:
Foreign currency forward contracts	683	—	5

Interest rate risk:
Interest rate lock commitments	156,309	3,384	—
Forward delivery contracts	52,054	11	8
TBA mortgage backed securities	136,750	179	150
Interest rate swaps	78,988	—	2,310
Sub-total	424,101	3,574	2,468
Total	$1,022,925	$44,806	$30,128

For the year ended December 31, 2014
Credit risk:
Credit derivatives	$601,959	$52,612	$40,147

Foreign currency risk:
Foreign currency forward contracts	—	—	—

Interest rate risk:
Interest rate lock commitments	87,399	865	—
TBA mortgage backed securities	9,000	—	72
Interest rate swaps	78,988	—	2,913
Sub-total	175,387	865	2,985
Total	$777,346	$53,477	$43,132

The Company nets the credit derivative assets and liabilities as these credit derivatives are subject to legally enforceable netting arrangements with the same party. The following table presents derivative instruments that are subject to offset by a master netting agreement:

	As of
	December 31, 2015	December 31, 2014
Derivatives subject to netting arrangements:
Credit default swap indices sold protection	$41,126	$52,513
Credit default swap indices bought protection	(27,655)	(40,147)
Gross assets recognized	13,471	12,366
Collateral payable	(1,632)	(1,632)
Net assets recognized	$11,839	$10,734

Derivatives designated as cash flow hedging instruments

Fortegra has an IRS with a counterparty, pursuant to which Fortegra swapped the floating rate portion of its outstanding preferred trust securities to a fixed rate. This IRS is designated as a cash flow hedge and expires in June 2017. As of the December 4, 2014 acquisition date, the IRS was considered a new hedging relationship, and has been redesignated as a hedge.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015
(in thousands, except share data)

As of December 31, 2015, the notional amount of this cash flow hedge was $35,000, with a fair value of $(1,283). Based on analysis under the long-haul method, the IRS has an unrealized gain net of tax of $111, and a variable rate of interest of 0.51% and a fixed rate of 3.47%.

For the year ended December 31, 2015, the pretax loss recognized in AOCI on the derivative-effective portion was $54, with a pretax loss reclassified from AOCI into income-effective portion of $274. The amount estimated to be reclassified to earnings from AOCI during the next 12 months is $24. These net losses reclassified into earnings are primarily expected to increase net interest expense related to the respective hedged item.

(16) Assets and Liabilities of Consolidated CLOs

The term CLO generally refers to a special purpose vehicle that owns a portfolio of investments and issues various tranches of debt and subordinated note securities to finance the purchase of those investments. The investment activities of a CLO are governed by extensive investment guidelines, generally contained within a CLO’s “indenture” and other governing documents which limit, among other things, the CLO’s exposure to any single industry or obligor and provide that the CLO’s assets satisfy certain ratings requirements. Most CLOs have a defined investment period during which they are allowed to make investments and reinvest capital as it becomes available. The CLOs are considered variable interest entities (VIE).

The assets of each of the CLOs are held solely as collateral to satisfy the obligations of the CLOs. The Company does not own and has no right to the benefits from, nor does it bear the risks associated with, the assets held by the CLOs, beyond its direct investments in, and investment advisory fees generated from, the CLOs. If the Company were to liquidate, the assets of the CLOs would not be available to its general creditors, and as a result, the Company does not consider these assets available for the benefit of its investors. Additionally, the investors in the CLOs have no recourse to the Company’s general assets for the debt issued by the CLOs. Therefore, this debt is not the Company’s obligation. The Company consolidates entities when it is determined to be the primary beneficiary under current VIE accounting guidance. See Note 2—Summary of Significant Accounting Policies, for further information on the Company’s accounting policy on consolidation.
The Company, through its subsidiary Telos Asset Management LLC (Telos), is a CLO manager of six CLOs; namely Telos CLO 2014-6, Ltd. (Telos 6), Telos CLO 2014-5, Ltd. (Telos 5), Telos CLO 2013-4, Ltd. (Telos 4), Telos CLO 2013-3, Ltd. (Telos 3), Telos CLO 2007‑2, Ltd. (Telos 2) and Telos CLO 2006-1, Ltd. (Telos 1). Prior to the adoption of ASU 2015-02, the Company determined that it was the primary beneficiary of all six CLOs.
The Company early adopted ASU 2015-02 using the modified retrospective method with an effective adoption date of January 1, 2015. The modified retrospective method did not require the restatement of prior year periods. In connection with the adoption of ASU 2015-02, the Company deconsolidated Telos 1 and Telos 3 effective January 1, 2015 as its fees are no longer deemed variable interests. The impact to the Company’s consolidated Balance Sheet upon the adoption of ASU 2015-02 was the deconsolidation of approximately $559,715 of assets and $557,054 of liabilities.

In April 2015, the Company sold all of the subordinated notes of Telos 2 held by the Company for total proceeds of $19,740. In May 2015, the Company sold all of the subordinated notes of Telos 4 held by the Company for total proceeds of $19,988. As a result of the sales of the Company’s subordinated notes in Telos 2 and Telos 4, the Company determined that it is no longer the primary beneficiary under the current VIE accounting guidance and both CLOs were deconsolidated in the period in which they were sold.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015
(in thousands, except share data)

The table below represents the assets and liabilities of the consolidated CLOs that are included in the Company’s Consolidated Balance Sheet as of the dates indicated:

	As of
	December 31, 2015	December 31, 2014
Assets:
Cash and cash equivalents	$38,716	$146,281
Loans, at fair value (1)	680,784	1,803,205
Other assets	9,312	28,608
Total assets of consolidated CLOs	$728,812	$1,978,094

Liabilities:
Debt	$683,827	$1,785,207
Other liabilities and accrued expenses	14,489	92,170
Total liabilities of consolidated CLOs	$698,316	$1,877,377

Net	$30,496	$100,717

(1) The unpaid principal balance for these loans is $727,357 and $1,868,752 and the difference between their fair value and UPB is $46,573 and $65,547 at December 31, 2015 and December 31, 2014 respectively.

The Company’s beneficial interests and maximum exposure to loss related to the Consolidated CLOs are limited to (i) ownership in the subordinated notes and related participations in management fees of the CLOs and (ii) accrued management fees. Although these beneficial interests are eliminated upon consolidation, the application of the measurement alternative as prescribed by ASU 2014-13 (see Note 2—Summary of Significant Accounting Policies) results in the net amount of the CLOs shown above to be equivalent to the beneficial interests retained by Tiptree as illustrated in the below table:

Beneficial interests:	As of
	December 31, 2015	December 31, 2014
Subordinated notes	$29,857	$97,935
Accrued management fees	639	2,782
Total beneficial interests	$30,496	$100,717

The following table represents revenue and expenses of the consolidated CLOs included in the Company’s Consolidated Statements of Operations for the periods indicated:

	Year Ended December 31,
	2015	2014
Income:
Net realized and unrealized losses	$(27,569)	$(15,797)
Interest income	51,182	80,478
Total revenue	23,613	64,681
Expenses:
Interest expense	29,143	43,639
Other expense	1,359	1,517
Total expense	30,502	45,156

Net (loss) income attributable to consolidated CLOs	$(6,889)	$19,525

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015
(in thousands, except share data)

As summarized in the table below, the application of the measurement alternative as prescribed by ASU 2014-13 results in the consolidated net income summarized above to be equivalent to Tiptree’s own economic interests in the CLOs which are eliminated upon consolidation:

Economic interests:	Year Ended December 31,
	2015	2014
Distributions received and realized and unrealized (losses) gains on the subordinated notes held by the Company, net	$(11,020)	$7,755
Management fee income	4,131	11,770
Total economic interests	$(6,889)	$19,525

(17) Debt, Net

The following table summarizes the balance of the Company’s debt holdings excluding notes payable of consolidated CLOs at (See Note 16—Assets and Liabilities of Consolidated CLOs, for notes payable of the consolidated CLOs):

	Maximum Borrowing Capacity as of December 31, 2015	As of
		December 31, 2015	December 31, 2014
Operating Company:
CLO warehouse borrowing	$306,250	$119,480	$—
Secured credit agreement	125,000	45,500	47,500
Original issue discount on secured credit agreement		(476)	(743)
Subtotal Operating Company		164,504	46,757

Fortegra:
Secured credit agreement- revolving credit facility	90,000	46,500	60,000
Secured credit agreement- term loan	45,000	45,000	50,000
Revolving line of credit	15,000	8,303	7,649
Preferred trust securities	35,000	35,000	35,000
Subtotal Fortegra		134,803	152,649

Luxury:
Mortgage warehouse borrowing	90,500	66,858	27,406
Preferred notes payable	1,562	1,562	1,688
Mortgage borrowing	717	717	734
Subtotal Luxury		69,137	29,828

Reliance:
Mortgage warehouse borrowing	51,000	43,456	—

Siena:
Revolving line of credit	75,000	36,192	25,700
Subordinated debt	3,500	3,500	—
Subtotal Siena		39,692	25,700

Care:
Mortgage borrowings	169,966	166,664	108,229
Unamortized (discount)/premium on mortgage borrowings		54	36
Subtotal Care		166,718	108,265

Telos Credit Opportunities Fund, L.P.:
Secured credit agreement	125,000	54,900	—

Total debt outstanding		$673,210	$363,199

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015
(in thousands, except share data)

The table below presents the amount of interest expense the Company incurred on its debt for the following periods:

	Year Ended December 31,
	2015	2014
Interest expense	$23,675	$11,898

The following table present the future maturities of the Company’s long-term debt (excluding original issue discount on credit facility, unamortized (discount)/premium on mortgage borrowings and preferred notes payable) as of:

December 31, 2015
2016	$163,962
2017	129,529
2018	50,516
2019	111,937
2020	127,599
Thereafter	88,527
Total	$672,070

The long-term debt of Tiptree’s subsidiaries are discussed below:

Operating Company
Senior Credit Agreement - Fortress

On September 18, 2013, Operating Company entered into a Credit Agreement with Fortress and borrowed $50,000 thereunder, with an associated original issue discount of $1,000, which is being amortized over the term of the agreement. The Credit Agreement allows Operating Company to borrow additional amounts up to a maximum aggregate of $125,000, subject to satisfaction of certain customary conditions. The obligations of Operating Company under the Credit Agreement are secured by liens on substantially all of the assets of Operating Company. The principal of, and all accrued and unpaid interest on, all loans under the Credit Agreement become immediately due and payable on September 18, 2018. Loans under the Credit Agreement bear interest at a variable rate per annum equal to one-month LIBOR with a LIBOR floor of 1.25%, plus a margin of 6.50% per annum. The weighted average rate paid for the year ended December 31, 2015 was 7.75%. The principal amount of the loan is to be repaid in quarterly installments, the amount of which may be adjusted based on the Net Leverage Ratio (as defined in the Credit Agreement) at the end of each fiscal quarter.
On January 26, 2015, Tiptree entered into the Amendment to its existing Credit Agreement with Fortress providing for additional term loans in an aggregate principal amount of $25,000 to Tiptree. Tiptree was required to repay and did repay $25,000 of all the aggregate outstanding additional term loans under the Fortress credit agreement upon the closing of the PFG sale on June 30, 2015.
The Company is obligated to pay interest on a monthly basis and has incurred interest expense of $4,507 and $3,830 for the year ended December 31, 2015 and 2014, respectively. The remaining amortization of the original issue discount totaled $476 and $743 for the year ended December 31, 2015 and 2014, respectively.
The Company capitalized an aggregate of approximately $1,272 of costs associated with the original transaction and the amendment discussed in the preceding paragraph. The Company is amortizing the costs over the life of the facility. The Company recorded approximately $438 and $254 of expense for the year ended December 31, 2015 and 2014, respectively, related to these capitalized costs.
Also included in debt are any warehouse lines outstanding associated with the Company’s CLOs. As of December 31, 2015 there was $119,480 outstanding for Telos 7.
Operating Company believes it was in compliance with all of the financial covenants contained in the Credit Agreement as of December 31, 2015.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015
(in thousands, except share data)

Fortegra
Secured Credit Agreement - Wells Fargo Bank, N.A.

On December 4, 2014, Fortegra entered into an amended and restated $140,000 secured credit agreement (the Credit Agreement) among: (i) Fortegra and its wholly owned subsidiary LOTS Intermediate Co. (LOTS), as borrowers (Fortegra and LOTS, collectively, the Borrowers); (ii) the initial lenders named therein; and (iii) Wells Fargo Bank, National Association, as administrative agent, swingline lender, and issuing lender. The Credit Agreement provides for a $50,000 term loan facility and a $90,000 revolving credit facility. Subject to earlier termination, the Credit Agreement expires on December 4, 2019. The weighted average rate paid for the year ended December 31, 2015 was 3.17%. The Borrowers are required to repay the aggregate outstanding principal amount of the initial $50,000 term loan facility in consecutive quarterly installments of $1,250 that commenced on March 2015.

Fortegra believes it was in compliance with the covenants required by the respective Credit Agreement in effect at December 31, 2015.

Revolving Line of Credit - Synovus Bank

Fortegra has a $15,000 revolving line of credit agreement (the Line of Credit) with Synovus Bank, entered into on October 9, 2013, with a maturity date of April 30, 2017.  The Line of Credit bears interest at a rate of 300 basis points plus 90-day LIBOR, and is available specifically for the South Bay premium financing product. The weighted average rate paid for the year ended December 31, 2015 was 3.30%.

At December 31, 2015, Fortegra believes it was in compliance with the covenants required by the Line of Credit.

Preferred Trust Securities

Fortegra has $35,000 of preferred trust securities due June 15, 2037. The preferred trust securities bear interest at a floating rate of 3-month LIBOR plus the annual base rate of 4.10%. Interest is payable quarterly. In 2012, Fortegra entered into an interest rate swap that exchanges the floating rate for a fixed rate, as further described in Note 15—Derivative Financial Instruments and Hedging. The Company may redeem the preferred trust securities, in whole or in part, at a price equal to the full outstanding principal amount of such preferred trust securities outstanding plus accrued and unpaid interest.

Luxury
Mortgage Warehouse Borrowing

As of December 31, 2015, Luxury has three separate warehouse lines of credit in place with a combined maximum borrowing amount of $90,500. The credit agreements pay a floating rate of LIBOR plus 2.75% (with a minimum LIBOR of 3.00%). Luxury’s three credit agreements contain customary financial covenants that require, among other items, minimum amounts of tangible net worth, profitability, maximum indebtedness ratios, and minimum liquid assets. As of December 31, 2015, Luxury believes it was in compliance with financial covenants.

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

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015
(in thousands, except share data)

Reliance

As of December 31, 2015, Reliance has a warehouse line of credit with a maximum aggregate borrowing amount of $50,000. The credit agreement, with Citibank, is collateralized by specific mortgage loans held for sale and pays a rate of one - month LIBOR plus margin. For the year ended December 31, 2015, Reliance utilized approximately $43,456 of this line of credit.
Independently of the original line of credit Reliance entered into an agreement for an additional $1,000 with an expiration of August 31, 2016. As of December 31, 2015 there have been no amounts drawn on this facility.
In addition to the Citibank line of credit, a subsidiary of Tiptree entered into a warehouse credit facility with Reliance pursuant to which Tiptree may provide up to $20,000 to Reliance for the purpose of originating mortgage loans. As of the date of this report, no amounts are outstanding under this warehouse credit facility.
Siena

Revolving line of credit - Wells Fargo Bank

On July 25, 2013 Siena established a revolving line of credit with Wells Fargo Bank. As of December 31, 2015, this revolving line has a maximum borrowing amount of $75,000 with an interest rate of LIBOR plus 2.25% and a maturity date of October 17, 2019.

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

Care

Mortgage Borrowings

The three separate loans (each, a Greenfield VA Lease Loan and, collectively, the Greenfield VA Lease Loans) with KeyCorp Real Estate Capital Markets, Inc. (KeyCorp) have an aggregate balance of $14,801 as of December 31, 2015. The Greenfield VA Lease Loans bear interest at a fixed rate of 4.76%, amortize over a thirty-year period, provide for monthly interest and principal payments and mature on May 1, 2022. The Greenfield VA Lease Loans are secured by separate cross-collateralized, cross-defaulted first priority deeds of trust on each of the Greenfield VA Lease properties. As of December 31, 2015, management believes Care is in compliance with the representations and covenants for this loan transaction.

The two separate loans from Liberty Bank for the Calamar Properties have an aggregate balance of $17,375 as of December 31, 2015. Both of these loans amortize over a thirty year period at a weighted average fixed rate of 4.21%. These loans are secured by separate first priority mortgages on each of the properties. As of December 31, 2015, management believes Care is in compliance with the representations and covenants for this loan transaction.

The two separate loans from First Niagara Bank for the Terraces Portfolio have an aggregate balance of $15,291 as of December 31, 2015. Both of these loans amortize over a twenty-five year period at a floating rate of LIBOR plus 2.50%. These loans are secured by separate first priority mortgages on each of the properties. As of December 31, 2015, management believes Care is in compliance with the representations and covenants for this loan transaction.

The two separate loans from First Niagara Bank for the Heritage Portfolio have an aggregate balance of $31,462 as of December 31, 2015. Both of these loans amortize over a twenty-five year period at a floating rate of LIBOR plus 2.75%. These loans are secured by separate first priority mortgages on each of the properties. As of December 31, 2015, management believes Care is in compliance with the representations and covenants for this loan transaction.

The loan with Synovus Bank for the Greenfield Portfolio Managed Properties has an aggregate balance of $23,095 as of

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015
(in thousands, except share data)

December 31, 2015. The loan includes 36 months of interest only payments and amortizes over a thirty year period at a floating rate of LIBOR plus 3.20%. The loan is secured by first priority mortgages on each of the properties. As of December 31, 2015, management believes Care is in compliance with the representations and covenants for this loan transaction.

The Housing and Urban Development loan from Red Mortgage Capital for the additional Heritage Portfolio seniors housing community has an aggregate balance of $5,942 as of December 31, 2015. The loan amortizes over a thirty year period at a fixed rate of 4.72%. The loan is secured by a first priority mortgage on the property. As of December 31, 2015, management believes Care is in compliance with the representations and covenants for this loan transaction.

Effective February 9, 2015, in connection with Care and Royal’s acquisition of five seniors housing communities, the parties entered into a $22,500, five year loan (subject to a holdback). The agreement includes 36 months of interest only payments and a $2,000 commitment which will be available to be drawn on between February 9, 2016 and February 9, 2019, subject to certain conditions. As of December 31, 2015, the loan had an aggregate balance of $19,998. As of December 31, 2015, management believes Care is in compliance with the representations and covenants for this loan transaction.

Effective March 30, 2015, affiliates of Care secured a $39,500, 10 year loan (subject to a holdback), in connection with its acquisition of six seniors housing communities. As of December 31, 2015, the loan had an aggregate balance of $38,700. As of December 31, 2015, management believes Care is in compliance with the representations and covenants for this loan transaction.

Telos Credit Opportunities Fund
On May 5, 2015, a subsidiary of Telos Credit Opportunities Fund, L.P. (Telos Credit Opportunities), a leveraged loan fund in which Tiptree is the sole investor and which is managed by Tiptree’s Telos Asset Management LLC subsidiary, entered into an asset based secured credit facility of up to $125,000 with Capital One, N.A. as administrative agent and the lenders party thereto. The credit agreement has a maturity date of May 5, 2020. As of December 31, 2015, $54,900 was outstanding under the credit agreement with a weighted average interest rate of 2.69% for the period ended December 31, 2015.
Telos Credit Opportunities may prepay borrowings under the facility but is required to pay a prepayment premium expressed as a percentage of the amount prepaid as follows: 1.5% if prior to May 5, 2016 and 1% if prior to May 5, 2017.
Consolidated CLOs

The Company includes in its Consolidated Balance Sheets, as part of liabilities of consolidated CLOs, the debt obligations used to finance the investment in corporate loans and other investments owned by the CLOs that it manages. See Note 16—Assets and Liabilities of Consolidated CLOs, for additional information.

(18) Other liabilities and accrued expenses

The following table presents the components of Other liabilities and accrued expenses as reported in the Consolidated Balance Sheets:

	As of
	December 31, 2015	December 31, 2014
Trading liabilities, at fair value	$22,152	$22,645
Accrued interest payable	1,354	762
Due to broker and trustee	8,622	—
Accounts payable and accrued expenses	53,594	31,430
Other liabilities	8,698	13,710
Total other liabilities and accrued expenses	$94,420	$68,547

(19) Stockholders’ Equity

As of December 31, 2015, Tiptree’s authorized capital stock consists of 100,000,000 shares of preferred stock, $0.001 par value, 200,000,000 shares of Class A common stock, $0.001 par value, and 50,000,000 shares of Class B common stock, $0.001 par value. As of December 31, 2015 and December 31, 2014, no shares of preferred stock were issued and outstanding.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015
(in thousands, except share data)

As of December 31, 2015 and December 31, 2014, there were 34,899,833 and 31,830,174 shares of Class A common stock issued and outstanding, respectively. As of December 31, 2015 and December 31, 2014, there were 8,049,029 and 9,770,367 shares of Class B common stock issued and outstanding, respectively.

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

For the year ended December 31, 2015, the Company declared and paid dividends of $0.10, per common share of Class A stock. For the year ended December 31, 2014, the Company did not declare or pay any cash dividends on its common shares of Class A stock.

(20) Accumulated Other Comprehensive Income (Loss)

The following table presents the activity in accumulated other comprehensive income (loss) (AOCI), net of tax, for the following periods:

	Unrealized gains (losses) on
	Available for sale securities	Interest rate swap	Total
Balance at December 31, 2013	$33	$—	$33
Other comprehensive (losses) gains before reclassifications	(197)	83	(114)
Amounts reclassified from AOCI	(31)	63	32
Period change	(228)	146	(82)
Balance at December 31, 2014	$(195)	$146	$(49)
Other comprehensive (losses) before reclassifications	(91)	(214)	(305)
Amounts reclassified from AOCI	64	179	243
Period change	(27)	(35)	(62)
Balance at December 31, 2015	$(222)	$111	$(111)
The following table presents the reclassification adjustments out of AOCI included in net income and the impacted line items on the Consolidated Statement of Operations for the following periods:

	Year Ended December 31,
Components of AOCI	2015	2014	Affected line item in Consolidated Statement of Operations
Unrealized (losses) on available for sale securities	$(99)	$50	Net realized and unrealized gains (losses)
Related tax benefit (expense)	35	(19)	Provision for income tax
Net of tax	$(64)	$31

Unrealized (losses) on interest rate swap	$(274)	$(97)	Interest expense
Related tax benefit	95	34	Provision for income tax
Net of tax	$(179)	$(63)

(21) Stock Based Compensation

Equity Plans

2007 Manager Equity Plan
The Care Investment Trust Inc. Manager Equity Plan was adopted in June 2007 and will automatically expire on the 10th anniversary of the date it was adopted. As of December 31, 2015, 134,629 common shares remain available for future issuances. No shares have been issued since March 30, 2012 from this plan.

2007 Equity Plan
The Care Investment Trust Inc. Equity Plan (2007 Equity Plan), as amended in December 2011, was adopted in June 2007 and

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015
(in thousands, except share data)

provides for the issuance of equity-based awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock awards and other awards based upon the Company’s Class A common stock that may be made to directors and executive officers, employees and to the Company’s advisors and consultants who are providing services to the Company as of the date of the grant of the award. The 2007 Equity Plan will automatically expire on the 10th anniversary of the date it was adopted. The Board of Directors may terminate, amend, modify or suspend the 2007 Equity Plan at any time, subject to stockholder approval in the case of certain amendments as required by law, regulation or stock exchange.

During the year ended December 31, 2015, 49,722 shares of immediately vested Class A common stock with an aggregate fair market value of $403 were issued to employees and persons providing services to the Company as incentive compensation under the 2007 Equity Plan. As of December 31, 2015, no common shares remain for future issuance under the 2007 Equity Plan.

2013 Omnibus Incentive Plan
The Company adopted the Tiptree 2013 Omnibus Incentive Plan (2013 Equity Plan) on August 8, 2013. The general purpose of the 2013 Equity Plan is to attract, motivate and retain selected employees, consultants and directors for the Company, to provide them with incentives and rewards for performance and to better align their interests with the interests of the Company’s stockholders. A maximum of 2,000,000 shares of Class A common stock were authorized for issuance under the 2013 Equity Plan. Unless otherwise extended, the 2013 Equity Plan terminates automatically on the tenth anniversary of its adoption.

During the year ended December 31, 2015, the Company issued 226,379 shares of immediately vested Class A common stock and granted 128,599 shares of restricted stock units with an aggregate fair market value of $1,795 and $993, respectively. The shares were issued or granted to employees and persons providing services to the Company as incentive compensation under the 2013 Equity Plan. As of December 31, 2015, the number of shares of Tiptree’s Class A common stock available for award is 1,582,339 shares.

The table below summarizes changes to the issuances under the Company’s 2007 Equity Plan and 2013 Equity Plan for the periods indicated:

	Number of shares available
	2007 Equity Plan	2013 Equity Plan
Available for issuance as of December 31, 2013	56,218	1,980,690
Shares Issued	(6,446)	(49,711)
Available for issuance as of December 31, 2014	49,772	1,930,979
Shares issued and granted	(49,772)	(354,978)
Shares forfeited	—	6,338
Available for issuance as of December 31, 2015	—	1,582,339
Restricted stock units and restricted stock
A holder of the restricted stock units (RSUs), pursuant to the terms of the restricted stock unit agreement governing the awards, have all of the rights of a stockholder, including the right to vote and receive distributions. The RSUs shall vest and become nonforfeitable with respect to one-third of Tiptree shares granted on each of the first, second and third anniversaries of the date of the grant, and expensed using the straight-line method over the requisite service period as if the award was, in-substance, multiple awards.
A holder of restricted stock, pursuant to the terms of the restricted stock award agreement governing the awards have all of the rights of a stockholder, including the right to vote and receive distributions. The restricted stock is subject to forfeiture as set forth in the agreement governing the award.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015
(in thousands, except share data)

The following table summarizes changes to the issuances of Restricted Stock Units under the Company’s 2007 and 2013 Equity Plan for the periods indicated:

	Number of shares issuable in respect of RSUs and shares of restricted stock		Weighted Average Grant Date Fair Value
	2007 Equity Plan	2013 Equity Plan	2007 Equity Plan	2013 Equity Plan
Unvested units as of December 31, 2013	52,992	19,310	$7.34	$7.00
Vested	(26,494)	(7,184)	7.76	7.65
Unvested units as of December 31, 2014	26,498	12,126	7.48	7.18
Granted	—	143,599	—	7.68
Vested	(26,498)	(21,064)	7.22	7.51
Forfeited	—	(6,338)	—	6.88
Unvested units as of December 31, 2015	—	128,323	$7.42	$7.57
The Company values RSUs at their grant-date fair value as measured by Tiptree’s common stock price. Included in vested shares for 2015 are 9,302 shares surrendered to pay taxes on behalf of the employees with shares vesting.
During the year ended December 31, 2015, the Company granted 128,599 RSUs to employees of the Company. The RSUs have a grant date value of $993, of which $693 vest over a period of three years beginning January 2016, and the remainder will vest over a period of three years beginning July 1, 2016. During the year ended December 31, 2015, the Company granted 15,000 shares of restricted stock with a grant date value of $110 which is subject to forfeiture until July 1, 2016.

As of December 31, 2015, the total unrecognized compensation cost related to RSUs granted was $687, which is expected to be recognized as compensation expense over a weighted average period of approximately two years. RSU expense was $304 and $233 for the year ended December 31, 2015 and 2014, respectively. As of December 31, 2015, the total unrecognized compensation cost related to restricted stock was $55, which is expected to be recognized as compensation expense in 2016. These expenses are included within payroll expense in the Consolidated Statements of Operations.

Reliance incentive plan

In July 2015, Tiptree and Reliance established the Reliance Restricted Units Program under which Reliance is authorized to issue restricted stock units representing equity of Reliance to employees of Reliance. Two-thirds of the restricted stock units issued are subject to vesting based on the performance of Reliance and one-third vest annually in four equal installments, subject to continued employment. Following the fourth anniversary of issuance, vested restricted stock of Reliance may be exchanged at fair market value, at the option of the holder, for Tiptree Class A common stock. The Company has determined that the straight-line method will be used to recognize compensation expense for the time vesting Reliance restricted stock so compensation expense for the time vesting Reliance restricted stock will be recognized using the straight-line method over the requisite service period of four years beginning in July 2015.  The Company has determined that the graded-vesting method will be used to recognize compensation expense for the performance vesting Reliance restricted stock so compensation expense for the performance vesting Reliance restricted stock will be recognized if it is probable that the performance condition will be achieved and shall not be accrued if it is not probable that the performance condition will be achieved.  The Company must reassess the probability of satisfaction of the performance condition for the performance vesting Reliance restricted stock for each reporting period.
(22) Related Party Transactions

Tricadia Holdings, L.P.

On June 30, 2012, TAMCO, TFP and Tricadia Holdings LP (Tricadia) entered into a transition services agreement in connection with the internalization of the management of Tiptree (TSA). Pursuant to the TSA, Tricadia provides TAMCO and its affiliates, including TFP, with the services of designated officers as well as certain administrative, information technology, insurance, legal and accounting services. The TSA was assigned to the Company in connection with the Contribution Transactions. The Company pays Tricadia specified prices per service (detailed below) which totaled $2,207 and $2,714 for the year ended December 31, 2015 and 2014, respectively.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015
(in thousands, except share data)

The fees paid to Tricadia for services provided consisted of the following:

	Fees paid
	Year Ended December 31,
Service Provided	2015	2014
Personnel, including services of our Executive Chairman and personnel providing accounting services	$450	$450
Incentive compensation for providing services(1)	$1,250	$1,757
Legal and compliance services	$150	$150
Human resources, information technology and other personnel	$112	$112
Office space	$245	$245
(1) Represents cash bonuses and grant date fair value of stock, RSUs and options granted to Tricadia or its employees providing services to Tiptree pursuant to the TSA.

As of December 31, 2015, the Company terminated the financial and accounting services and legal and compliance services of the TSA.
Mariner Investment Group LLC
TFP and Back Office Services Group, Inc. (BOSG) entered into an administrative services agreement on June 12, 2007 (Administrative Services Agreement), which was assigned to the Operating Company on July 1, 2013 in connection with the Contribution Transactions, under which BOSG provides certain back office, administrative and accounting services to the Company including the services of the Company’s Chief Accounting Officer. BOSG is an affiliate of Mariner Investment Group (Mariner). Under the Administrative Services Agreement, the Company pays BOSG a quarterly fee of 0.025% of the Company’s Net Assets, defined as the Company’s total assets less total liabilities, including accrued income and expense, calculated in accordance with GAAP. This fee totaled $529 and $413 for the year ended December 31, 2015 and 2014, respectively. The Administrative Services Agreement has successive one year terms but may be terminated by the Company or BOSG upon 60 days prior notice.

(23) Income Taxes

The Company’s provision (benefit) for income taxes is reflected as a component of (loss) from continuing operations and consists of the following:

	Year Ended December 31,
	2015	2014
Current tax expense:
Federal	$18,408	$3,459
State	2,522	931
Total current tax expense	20,930	4,390

Deferred tax expense (benefit):
Federal	(18,492)	(1,043)
State	(1,061)	794
Total deferred tax (benefit)	(19,553)	(249)
Total income tax expense	$1,377	$4,141

The Company’s income taxes receivable as of December 31, 2015 and December 31, 2014 were $5,810 and $1,691, respectively.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015
(in thousands, except share data)

The Company’s primary tax jurisdiction is the United States, which currently has a statutory income tax rate equal to 35.0%. The Company also operates in several state jurisdictions that have an average combined statutory rate equal to approximately 3.6%. Both the U.S. federal rate and the state statutory rates are before the consideration of rate reconciling items. A reconciliation of the expected federal income tax expense on income from continuing operations using the 35.0% federal statutory income tax rate to the actual income tax expense and resulting effective income tax rate is as follows for the periods indicated below:

	Year Ended December 31,
	2015	2014
Income (loss) before income taxes from continuing operations	$(12,439)	$788
Federal statutory income tax rate	35.0%	35.0%
Expected federal income tax expense at 35%	(4,354)	276
Effect of state income tax expense, net of federal benefit	226	1,459
Effect of permanent differences	(571)	(278)
Effect of changes in valuation allowance	(1,142)	1,350
Effect of income (loss) allocated to non-taxable entities	3,640	371
Effect of non-deductible transaction costs	—	1,639
Effect of return-to-accrual, deferred tax true-ups, and other items	3,578	(676)
Tax on income from continuing operations	$1,377	$4,141

Effective tax rate	(11.1)%	525.5%

For the year ended December 31, 2015, the Company’s effective tax rate on income from continuing operations was equal to (11.1)%, which does not bear a customary relationship to statutory income tax rates. The effective tax rate for the year ended December 31, 2015 is lower than the U.S. statutory income tax rate of 35.0%, primarily due to taxes incurred at certain corporate subsidiaries that do not consolidate with the Company’s taxable income, tax losses generated at certain of our taxable subsidiaries which require a valuation allowance and do not generate an income tax benefit, and state income taxes incurred on a separate legal entity basis.

For the year ended December 31, 2014, the Company’s effective tax rate on income from continuing operations was equal to 525.5%, which does not bear a customary relationship to statutory income tax rates. Differences from the statutory income tax rate are primarily the result of: (i) state income taxes; (ii) non-deductible transaction costs incurred on the Fortegra acquisition; and (iii) the effect of changes in valuation allowance on net operating losses reported by TFI, Siena Capital Finance Acquisition Corp., Luxury and MFCA Funding, Inc.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015
(in thousands, except share data)

The table below presents the components of the Company’s deferred tax assets and liabilities as of the respective balance sheet dates:

	As of
	December 31, 2015	December 31, 2014
Deferred tax assets:
Net operating loss carryforwards	$4,159	$4,582
Other deferred tax assets	2,063	2,259
Unrealized losses	9,352	5,646
Accrued expenses	3,618	831
Unearned premiums	9,082	7,960
Deferred revenue	11,555	—
Property	—	3,220
Total deferred tax assets	39,829	24,498
Less: Valuation allowance	(965)	(2,708)
Total net deferred tax assets	38,864	21,790

Deferred tax liabilities:
Property	(1,762)	—
Unrealized gains	(5,924)	(4,915)
Other deferred tax liabilities	(960)	(1,922)
Deferred acquisition cost	(24,579)	(2,827)
Basis differences in corporate subsidiaries	(1,500)	(15,711)
Advanced commissions	(11,683)	(2,776)
Intangibles	(15,155)	(31,631)
Deferred revenue	—	(7,933)
Total deferred tax liabilities	(61,563)	(67,715)
Net deferred tax liability	$(22,699)	$(45,925)

Separate returns are filed for Tiptree and each of the Company’s subsidiaries that are required to file returns (Reliance, Siena Capital Finance Acquisition Corp., Luxury, Fortegra, MFCA Funding, Inc., Care HSL TRS Holdings, and TAMCO Manager Inc.). These subsidiaries file returns in various state jurisdictions, and as such may have state tax obligations. Additionally, as needed the Company will take all necessary steps to comply with any income tax withholding requirements.

As of December 31, 2015, the Company had total U. S. Federal net operating loss carryforwards (NOLs) arising from continuing operations. The NOLs associated with PFG have been reclassified as discontinued operations and are not reflected in the table below. The following table presents the U.S. Federal NOLs by tax year of expiration:

As of
December 31, 2015
Tax Year of Expiration
2026	$(120)
2027	(568)
2028	(246)
2029	(286)
2030	(149)
2031	(150)
2032	(189)
2033	(182)
2034	(3,491)
2035	(2,162)
Total	$(7,543)
In addition to the U.S. Federal NOLs, Tiptree and its subsidiaries have NOLs in various state jurisdictions totaling $36,941.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015
(in thousands, except share data)

Valuation allowances have been established for net operating loss carryforwards and other deferred assets generated by MFCA Funding, Inc. and Luxury, to the extent management has assessed it is more likely than not they will expire unutilized based on existing positive and negative evidence. Management believes it is more likely than not the remaining net operating loss carryforwards will be utilized prior to their expiration dates. As a result of this assessment, as of December 31, 2015, the consolidated valuation allowance for Tiptree was $965. As of December 31, 2014, the consolidated valuation allowance for Tiptree was $2,708. In 2015, the Company recorded a net decrease in its valuation allowances equal to $1,743, compared with an increase in its valuation allowance of $1,451 in 2014. Note that the valuation allowance excludes the valuation allowances recorded at PFG in the amount of $375 in 2014 which are not included due to the re-classification of PFG to assets held for sale.

As of December 31, 2015 and December 31, 2014, respectively, the Company had no material unrecognized tax benefits or accrued interest and penalties. Federal tax years 2012 through 2014 were open for examination as of December 31, 2015.

(24) Commitments and Contingencies

Contractual Obligations

The table below summarizes the Company’s contractual obligations by period that payments are due:

	As of
	December 31, 2015
	Less than one year	1-3 years	3-5 years	More than 5 years	Total
Operating lease obligations (1)	$5,253	$8,904	$5,809	$2,157	$22,123
Total	$5,253	$8,904	$5,809	$2,157	$22,123
(1) Minimum rental obligations for Tiptree, Care, MFCA, Siena, Luxury and Fortegra office leases. For the year ended December 31, 2015 and 2014, rent expense for the Company’s office leases were $5,784 and $1,508, respectively.

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

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015
(in thousands, except share data)

(25) Earnings Per Share

The Company calculates basic net income per Class A common share based on the weighted average number of Class A common shares outstanding (inclusive of vested restricted share units). The unvested restricted share units have the non-forfeitable right to participate in dividends declared and paid on the Company’s common stock on an as vested basis and are therefore considered a participating security. The Company calculates basic earnings per share using the “two-class” method, and for the years ended December 31, 2015 and December 31, 2014 did not allocate the loss from continuing operations available to common stockholders to the unvested restricted stock units as those holders do not have a contractual obligation to share in net losses.

Diluted net income per Class A common shares for the period includes the effect of potential equity of Siena, Reliance, and Operating Company as well as potential Class A common stock, if dilutive. For the years ended December 31, 2015 and December 31, 2014, the assumed exercise of all dilutive instruments were anti-dilutive, and therefore, were not included in the diluted net income per Class A common share calculation.

The following table presents a reconciliation of basic and diluted net income per common share for the following periods:

	Year Ended December 31,
	2015	2014
Net (loss) from continuing operations	$(13,816)	$(3,353)
Less:
Net (loss) income from continuing operations attributable to non-controlling interests (1)	(5,321)	1,939
Net (loss) income from continuing operations available to Class A common shares	(8,495)	(5,292)

Discontinued operations, net	22,618	7,937
Less:
Net income from discontinued operations attributable to non-controlling interests (1)	8,344	4,355
Net income from discontinued operations available to Class A common shares	14,274	3,582

Net (loss) income available to Class A common shares	$5,779	$(1,710)

Basic:
(Loss) income from continuing operations	$(0.26)	$(0.31)
Income from discontinued operations	0.43	0.21
Net income available to Class A common shares	0.17	(0.10)

Diluted:
(Loss) income from continuing operations	(0.26)	(0.31)
Income from discontinued operations	0.43	0.21
Net income available to Class A common shares	$0.17	$(0.10)

Weighted average Class A common shares outstanding:
Basic	33,202,681	16,771,980
Diluted	33,202,681	16,771,980
(1) For the year ended December 31, 2015, the total net income (loss) attributable to non-controlling interest was $3,023, comprised of $(5,321) due to continuing operations and $8,344 attributable to discontinued operations. For the year ended December 31, 2014, the total net income attributable to non-controlling interest was $6,294, comprised of $1,939 due to continuing operations and $4,355 attributable to discontinued operations.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015
(in thousands, except share data)

(26) Summarized Quarterly Information (Unaudited)

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$89,063	$101,028	$120,868	$129,157

Total expenses	94,612	102,675	121,225	127,154

Net (loss) income attributable to consolidated CLOs	(311)	67	(3,202)	(3,443)

(Loss) income before taxes from continuing operations	(5,860)	(1,580)	(3,559)	(1,440)

Less: provision for income taxes	(1,496)	(371)	2,829	415

Discontinued operations, net	2,345	21,003	—	(730)

Net income before non-controlling interests	(2,019)	19,794	(6,388)	(2,585)

Less: net income (loss) attributable to non-controlling interests	(1,040)	4,832	(1,835)	1,066

Net income (loss) available to common stockholders	$(979)	$14,962	$(4,553)	$(3,651)

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$10,866	$9,640	$20,326	$39,481

Total expenses	13,849	15,955	18,191	51,055

Net (loss) income attributable to consolidated CLOs	4,643	7,071	2,736	5,075

(Loss) income before taxes from continuing operations	1,660	756	4,871	(6,499)

Less: provision for income taxes	(652)	(1,080)	(1,365)	7,238

Discontinued operations, net	1,290	2,186	1,807	2,654

Net income before non-controlling interests	3,602	4,022	8,043	(11,083)

Less: net (loss) income attributable to non-controlling interests	1,976	1,983	3,758	(1,423)

Net (loss) income available to common stockholders	$1,626	$2,039	$4,285	$(9,660)

(27) Subsequent Events

Effective January 1, 2016, Tiptree, TFP and Operating Company created a consolidated group among themselves and various Operating Company subsidiaries for U.S. federal income tax purposes, with Tiptree being the parent company. In connection with the creation of the consolidated group, TFP and the Operating Company elected to be treated as corporations for U.S. federal income tax purposes, and Tiptree contributed its 28% interest in Operating Company to TFP in exchange for 4,307,023 additional common units of TFP. As a result of these steps, effective January 1, 2016, Tiptree directly owns 81.29% of TFP and TFP directly owns 100% of Operating Company.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015
(in thousands, except share data)

On January 14, 2016, Telos COF I, LLC, a subsidiary of Telos Credit Opportunities, amended its existing credit agreement with Capital One, N.A., as administrative agent, and the other lenders party thereto. The amendment reduced the maximum size of the facility to $100,000 and increased advance rates on certain types of loans.
On January 11, 2016, Telos CLO 2016-7, Ltd (Telos 7) amended and restated its existing warehouse credit agreement with SG Americas Securities, LLC, as administrative agent, and the other lenders party thereto. The amendment reduces the amount that Telos 7 may borrow during the period between marketing and pricing a CLO and extended the revolving period of the loan.
On January 20, 2016, affiliates of Care and affiliates of Heritage acquired a senior housing community. Care owns an 80% interest in the community, while affiliates of Heritage own the remaining 20% interest and an affiliated management company provides management services to the communities under a management contract. In connection with the acquisition, Care and Heritage secured a $28,000, 7 year loan, which includes 24 months of interest only payments. The acquisition related disclosures by ASC 805 cannot be made as the initial accounting for the business transaction is incomplete.

On March 1, 2016, affiliates of Care and affiliates of Royal entered into an agreement to (i) own and operate a senior housing community and (ii) purchase adjacent land. Care owns a 65% interest in the community, while affiliates of Royal own the remaining 35% interest and an affiliated management company provides management services to the community under a management contract. In connection with the acquisition, Care and Royal secured a $11,218, 5 year loan, which includes 36 months of interest only payments. The amount of the mortgage debt may be increased one year after closing by an additional $1,000 subject to meeting certain terms and conditions. The acquisition related disclosures by ASC 805 cannot be made as the initial accounting for the business transaction is incomplete.

In the first quarter of 2016, the Company purchased an additional $8,000 in NPLs, bringing the Company’s total investment in NPLs to $47,700 million as of the date of this report.

In the first quarter of 2016, the Company and its subsidiaries purchased an additional approximately 5,200,000 common shares of RAIT for an aggregate of $12,600.

On March 10, 2016, the Company’s board of directors declared a quarterly cash dividend of $0.025 per share to Class A stockholders with a record date of March 25, 2016, and a payment date of April 1, 2016.

Subsequent to December 31, 2015, the Company issued to the executive committee 125,618 shares of Class A common stock and options to acquire 251,237 shares of Class A common stock, subject to vesting requirements, as incentive compensation.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

In conducting its evaluation of internal control over financial reporting management considered the complexity of the Company’s structure and breadth of businesses. The Company is a holding company with operating subsidiaries in the following four segments: insurance and insurance services, specialty finance, asset management and real estate. The Company’s principal investments are included in its corporate and other segment. The Company’s structure results in internal control environments that vary in control maturity across the Company’s subsidiaries and businesses.

The Company is committed to achieving and maintaining a strong internal control environment which is accompanied by management’s focus on processes and related controls to achieve accurate and reliable financial reporting. Management believes that the changes made during 2015 and the first quarter of 2016 as discussed below should result in improvements in our internal control over financial reporting.

•
The Company added experienced public company, accounting and tax resources, including a new Chief Financial Officer, a Principal Accounting Officer, a Vice President - SOX Compliance and Risk Assessment and a Vice President - Tax. In addition, the Company has hired additional skilled Finance resources to enhance the Company’s financial reporting capabilities;

•
The Company implemented additional procedures for the review of financial information provided by Care Investment Trust LLC’s Managed Properties (“Care Managed Properties”) within the real estate segment, including conducting an internal audit of financial reporting for the Managed Properties; and

•	The Company enhanced the level of documentation and precision for management review controls, especially those related to complex accounting areas involving management judgment.

Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of its Executive Chairman, Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of December 31, 2015. Based upon that evaluation, the Company’s Executive Chairman, Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2015 due to the material weaknesses in internal control over financial reporting described below in “Management’s Annual Report on Internal Control Over Financial Reporting”.
For the year ended December 31, 2015, the Company’s management excluded the Care real estate properties acquired on February 9, 2015 (within the real estate segment) and the Reliance First Capital, LLC (Reliance) business acquired on July 1, 2015(within the specialty finance segment) from its evaluation of disclosure controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d - 15(f) of the Exchange Act. The Company's system of internal control is designed under the supervision of management, including the Company's Executive Chairman, Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”).
The Company's internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are made only in accordance with the authorization of management and the Company’s Boards of Directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the Company's financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with policies and procedures may deteriorate.

For the year ended December 31, 2015, the Company’s management excluded the Care real estate properties acquired on February 9, 2015 (within the real estate segment) and the Reliance business acquired on July 1, 2015 (within the specialty finance segment) from its evaluation of internal control over financial reporting.
As of December 31, 2015, management assessed the effectiveness of the Company's internal control over financial reporting based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013) (the “COSO 2013 Framework”). As a result of this assessment, the Company identified deficiencies in internal control over financial reporting that the Company assessed as material weaknesses. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
The Company identified the following material weaknesses in internal control over financial reporting:

•
The Company did not design and operate effective process level controls to prevent or detect and correct material misstatements on a timely basis in financial statement accounts at its Care Managed Properties and Luxury Mortgage Corp. and Subsidiary (Luxury).

•
The Company did not have sufficient knowledgeable resources to operate the Company’s processes and controls at its Care Managed Properties and at Luxury. In addition, the Company failed to establish adequate monitoring activities over its Care Managed Properties and Luxury to ascertain whether the components of internal control were properly designed and operating effectively.

•
The Company did not design management review controls that operated at a sufficient level of precision to ensure the accounting for and measurement of current and deferred income taxes and business combinations are properly recorded and disclosed in the Company’s consolidated financial statements. The Company did not design management review controls that operated at a sufficient level of precision to ensure items are properly presented and classified in the Company’s consolidated statement of cash flows.

Certain control deficiencies resulted in immaterial and material misstatements in income taxes and immaterial misstatements in business combinations in the preliminary financial statements. The material misstatement in income taxes was corrected prior to the issuance of the consolidated financial statements. In addition, these control deficiencies resulted in immaterial misstatements in the statements of cash flows in each of the 2015 interim quarterly consolidated financial statements issued and in the preliminary annual 2015 consolidated financial statements and the annual 2014 consolidated financial statements that were all corrected in conjunction with the issuance of the 2015 consolidated financial statements. Other control deficiencies resulted in no misstatements. However, all of these control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis, and therefore management concluded that the control deficiencies represent material weaknesses in the Company’s internal control over financial reporting and the Company’s internal control over financial reporting was not effective as of December 31, 2015.

Attestation Report of Independent Registered Public Accounting Firm
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by KPMG LLP, an independent registered public accounting firm that audited the Company’s consolidated financial statements as of and for the year ended December 31, 2015. As stated in their report, included on page F-1, they expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.
Plan for Remediation of Material Weaknesses
The Company intends to take the following steps during 2016 to remediate its material weaknesses in internal control over financial reporting.
To improve the Company’s monitoring activities and management review controls, the Company plans to:

•
Review the processes and controls in place to measure and record transactions related to the Care Managed Properties and Luxury and to enhance the efficiency and effectiveness of the design and operation of those controls;

•
Enhance the complement of skilled accounting resources at the Care Managed Properties and Luxury by hiring additional staff and providing additional training to existing staff on the design and operation of internal control over financial reporting;

•	Enhance monitoring activities that operate over the Care Managed Properties and Luxury; and

•	Evaluate and enhance the level of precision in the management review controls over current and deferred income taxes, business combinations and the statement of cash flows.

The Company has begun to implement the remediation efforts described above; however until the remediation actions are fully implemented and the operational effectiveness of related internal controls validated through testing, the material weaknesses described above will continue to exist.
Changes in Internal Control over Financial Reporting
Other than the identification of the material weaknesses described above that originated in earlier periods, there were no changes in the Company’s internal control over financial reporting during 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning our executive officers is incorporated herein by reference to information included in the Proxy Statement for the Company’s 2016 Annual Meeting of Stockholders.
Information with respect to our directors and the nomination process is incorporated herein by reference to information included in the Proxy Statement for the Company’s 2016 Annual Meeting of Stockholders.
Information regarding our audit committee and our audit committee financial experts is incorporated herein by reference to information included in the Proxy Statement for the Company’s 2016 Annual Meeting of Stockholders.
Information required by Item 405 of Regulation S-K is incorporated herein by reference to information included in the Proxy Statement for the Company’s 2016 Annual Meeting of Stockholders.

Item 11. Executive Compensation

Information with respect to executive compensation is incorporated herein by reference to information included in the Proxy Statement for the Company’s 2016 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to information included in the Proxy Statement for the Company’s 2016 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to such contractual relationships and independence is incorporated herein by reference to the information in the Proxy Statement for the Company’s 2016 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

Information with respect to principal accounting fees and services and pre-approval policies are incorporated herein by reference to information included in the Proxy Statement for the Company’s 2016 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Tiptree Financial Inc. has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Tiptree Financial Inc.
Date:	March 15, 2016	By:/s/ Jonathan Ilany
Jonathan Ilany
Chief Executive Officer
Pursuant to the requirements of the Securities Act, this Annual Report on Form 10-K, has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jonathan Ilany Jonathan Ilany	Chief Executive Officer (Principal Executive Officer)	March 15, 2016

/s/ Sandra Bell Sandra Bell	Chief Financial Officer (Principal Financial Officer)	March 15, 2016

/s/ Patrick Huvane Patrick Huvane	Chief Accounting Officer (Principal Accounting Officer)	March 15, 2016

/s/ Michael G. Barnes Michael G. Barnes	Executive Chairman and Director	March 15, 2016

/s/ Jonathan Ilany Jonathan Ilany	Chief Executive Officer and Director	March 15, 2016

/s/ Lesley Goldwasser Lesley Goldwasser	Director	March 15, 2016

/s/ John E. Mack John E. Mack	Director	March 15, 2016

/s/ Richard Price Richard Price	Director	March 15, 2016

/s/ Bradley E. Smith Bradley E. Smith	Director	March 15, 2016

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

4.3
First Amendment to the Amended and Restated Limited Liability Company Agreement of Tiptree Operating Company, LLC, dated January 1, 2016 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on January 7, 2016 and herein incorporated by reference).

4.4
Registration Rights Agreement, dated July 1, 2013, between the Registrant and Tiptree Financial Partners, L.P. (previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on July 2, 2013 and herein incorporated by reference).

4.5
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

10.4
Tiptree Financial Inc. 2013 Omnibus Incentive Plan (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on November 12, 2013 and herein incorporated by reference).**

10.5
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

10.7
Credit Agreement, dated as of September 18, 2013, between Tiptree Operating Company, LLC and Fortress Credit Corp. as Lender, Administrative Agent, Collateral Agent and Lead Arranger (previously filed as Exhibit 10.1 to Form 8-K (File No. 001-33549), filed September 20, 2013 and herein incorporated by reference).

10.8
First Amendment to Credit Agreement, dated January 26, 2015, by and among Tiptree Operating Company, LLC, Fortress Credit Corp. as Administrative Agent, Collateral Agent and Lead Arranger, and the lenders party thereto

EXHIBIT INDEX
Exhibit No.    Description

(previously filed as Exhibit 10.1 to Form 8-K (File No. 001-33549), filed January 27, 2015 and herein incorporated by reference).

10.9
Second Amendment to Credit Agreement, dated August 3, 2015, by and among Tiptree Operating Company, LLC, Fortress Credit Corp. as Administrative Agent, Collateral Agent and Lead Arranger, and the lenders party thereto (previously filed as Exhibit 10.1 to Form 8-K (File No. 001-33549), filed August 7, 2015 and herein incorporated by reference).

10.10
Third Amendment to Credit Agreement, dated January 14, 2016, by and among Tiptree Operating Company, LLC, Fortress Credit Corp. as Administrative Agent, Collateral Agent and Lead Arranger, and the lenders party thereto (previously filed as Exhibit 10.1 to Form 8-K (File No. 001-33549), filed January 14, 2016 and herein incorporated by reference).

10.11
Agreement and Plan of Merger, dated August 11, 2014, among Tiptree Operating Company, LLC, Caroline Holdings LLC, Caroline Merger Sub, Inc. and Fortegra Financial Corporation (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on August 12, 2014 and herein incorporated by reference).

10.12
Stock Purchase Agreement by and among Reliance Holdings, LLC, Tiptree Operating Company, LLC, Tiptree Financial Inc., Reliance First Capital, LLC and each equityholder of Reliance First Capital, LLC, dated as of November 24, 2014 (previously filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K (File No. 001-33549), filed on March 31, 2015 and herein incorporated by reference).

10.13
Second Amendment to the Securities Purchase Agreement by and among Reliance Holdings, LLC, Tiptree Operating Company, LLC, Tiptree Financial Inc., Reliance First Capital, LLC and each equityholder of Reliance First Capital, LLC, dated as of August 4, 2015 (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on August 7, 2015 and herein incorporated by reference).

10.14
Executive Employment Agreement between Tiptree Asset Management Company, LLC and Jonathan Ilany dated as of October 1, 2014 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on October 3, 2014 and herein incorporated by reference).**

10.15
Amendment No. 1 to Executive Employment Agreement between Tiptree Asset Management Company, LLC and Jonathan Ilany dated as of February 23, 2015 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on February 27, 2015 and herein incorporated by reference).**

10.16
Executive Employment Agreement between Tiptree Asset Management Company, LLC and Sandra Bell dated as of June 12, 2015 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on June 15, 2015 and herein incorporated by reference).**

10.17	Executive Employment Agreement between Tiptree Asset Management Company, LLC and Julia Wyatt dated as of January 1, 2016.**

10.18	Form of Non-Qualified Stock Option Agreement under the Tiptree Financial Inc. 2013 Omnibus Incentive Plan.**

21.1	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of Executive Chairman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Executive Chairman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

EXHIBIT INDEX
Exhibit No.    Description

32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

* Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (audited) for December 31, 2015 and December 31, 2014, (ii) the Consolidated Statements of Operations (audited) for the year ended December 31, 2015 and 2014, (iii) the Consolidated Statements of Comprehensive Income (audited) for the year ended December 31, 2015 and 2014, (iv) the Consolidated Statements of Changes in Stockholders’ Equity (audited) for the periods ended December 31, 2015 and 2014, (v) the Consolidated Statements of Cash Flows (audited) for the year ended December 31, 2015 and 2014 and (vi) the Notes to the Consolidated Financial Statements (audited).

** Denotes a management contract or compensatory plan, contract or arrangement.