Form 10-Q
period 2016-03-31
TIPTREE FINANCIAL INC.
filed 2016-05-10
CIK 1393726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly period ended March 31, 2016
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
Large accelerated filer ☐                    Accelerated filer ☒
Non-accelerated filer ☐                    Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of May 4, 2016, there were 34,900,783 shares, par value $0.001, of the registrant’s Class A common stock outstanding and 8,049,029 shares, par value $0.001, of the registrant’s Class B common stock outstanding.

Tiptree Financial Inc.
Quarterly Report on Form 10-Q
March 31, 2016

PART I. FINANCIAL INFORMATION

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

Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, many of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those described in the section entitled “Risk Factors” in our Annual Report on Form 10-K.

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

Note to Reader

In reading this Quarterly Report on Form 10-Q, references to:

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

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)

Item 1. Financial Statements (Unaudited)

	As of
	March 31, 2016	December 31, 2015
Assets	(Unaudited)
Cash and cash equivalents	$43,225	$69,400
Restricted cash	21,951	18,778
Securities, available for sale (cost or amortized cost: $182,821 at March 31, 2016 and $185,046 at December 31, 2015)	185,092	184,703
Loans, at fair value	325,912	273,559
Loans owned, at amortized cost, net	58,897	52,531
Mortgage loans held for sale, at fair value (pledged as collateral: $84,745 at March 31, 2016 and $112,743 at December 31, 2015)	93,532	120,836
Notes receivable, net	21,532	21,696
Accounts and premiums receivable, net	78,134	57,056
Reinsurance receivables	373,854	352,926
Deferred acquisition costs	56,185	57,858
Real estate, net	254,072	203,961
Goodwill and intangible assets, net	184,021	186,107
Other receivables	69,919	62,247
Other assets	111,165	104,500
Assets of consolidated CLOs	722,418	728,812
Total assets	$2,599,909	$2,494,970
Liabilities and Stockholders’ Equity
Liabilities
Debt, net	$713,071	$666,952
Unearned premiums	404,100	389,699
Policy liabilities and unpaid claims	89,927	80,663
Deferred revenue	58,646	63,081
Reinsurance payables	71,932	65,840
Commissions payable	15,358	14,866
Deferred tax liabilities, net	19,069	22,699
Other liabilities and accrued expenses	123,342	94,420
Liabilities of consolidated CLOs	694,012	698,316
Liabilities held for sale and discontinued operations	734	740
Total liabilities	$2,190,191	$2,097,276
Commitments and contingencies (Note 24)
Stockholders’ Equity
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued or outstanding	$—	$—
Common stock - Class A: $0.001 par value, 200,000,000 shares authorized, 34,914,772 and 34,899,833 shares issued and outstanding, respectively	35	35
Common stock - Class B: $0.001 par value, 50,000,000 shares authorized, 8,049,029 and 8,049,029 shares issued and outstanding, respectively	8	8
Additional paid-in capital	296,531	297,063
Accumulated other comprehensive income (loss), net of tax	1,277	(111)
Retained earnings	20,522	15,845
Total stockholders’ equity to Tiptree Financial Inc.	318,373	312,840
Non-controlling interests (including $72,721 and $69,278 attributable to Tiptree Financial Partners, L.P., respectively)	91,345	84,854
Total stockholders’ equity	409,718	397,694
Total liabilities and stockholders’ equity	$2,599,909	$2,494,970
See accompanying notes to consolidated financial statements.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Consolidated Statements of Income (Loss) (Unaudited)
(in thousands, except share data)

	Three Months Ended March 31,
	2016	2015
Revenues:
Net realized and unrealized gains (losses)	$6,177	$(98)
Interest income	7,685	2,883
Service and administrative fees	30,310	21,927
Ceding commissions	10,703	9,937
Earned premiums, net	44,615	37,353
Gain on sale of loans held for sale, net	13,515	2,731
Loan fee income	2,334	1,399
Rental revenue	12,724	9,369
Other income	3,743	3,562
Total revenues	131,806	89,063

Expenses:
Interest expense	6,480	5,129
Payroll and employee commissions	30,608	20,341
Commission expense	33,038	16,528
Member benefit claims	5,750	7,579
Net losses and loss adjustment expense	17,948	12,450
Professional fees	7,362	4,628
Depreciation and amortization	8,377	15,464
Acquisition and transaction costs	383	1,349
Other expenses	17,990	11,144
Total expenses	127,936	94,612

Results of consolidated CLOs:
Income attributable to consolidated CLOs	7,677	9,050
Expenses attributable to consolidated CLOs	6,572	9,361
Net income (loss) attributable to consolidated CLOs	1,105	(311)
Income (loss) before taxes from continuing operations	4,975	(5,860)
Less: provision (benefit) for income taxes	(2,439)	(1,496)
Income (loss) from continuing operations	7,414	(4,364)

Discontinued operations:
Income from discontinued operations, net	—	2,345
Discontinued operations, net	—	2,345
Net income (loss) before non-controlling interests	7,414	(2,019)
Less: net income (loss) attributable to non-controlling interests - Tiptree Financial Partners, L.P.	2,629	(860)
Less: net (loss) attributable to non-controlling interests - Other	(770)	(180)
Net income (loss) available to common stockholders	$5,555	$(979)

Net income (loss) per Class A common share:
Basic, continuing operations, net	$0.16	$(0.08)
Basic, discontinued operations, net	—	0.05
Basic earnings per share	0.16	(0.03)

Diluted, continuing operations, net	0.16	(0.08)
Diluted, discontinued operations, net	—	0.05
Diluted earnings per share	$0.16	$(0.03)

Weighted average number of Class A common shares:
Basic	34,976,485	32,138,455
Diluted	35,084,505	32,138,455
See accompanying notes to consolidated financial statements.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2016	2015

Net income (loss) before non-controlling interests	$7,414	$(2,019)

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains arising during the period	2,659	1,647
Related tax (expense)	(938)	(585)
Reclassification of (gains) included in net income	(57)	(15)
Related tax expense	20	5
Unrealized gains on available-for-sale securities, net of tax	1,684	1,052

Interest rate swap (cash flow hedge):
Unrealized (loss) on interest rate swap	(136)	(234)
Related tax benefit	47	82
Reclassification of (gains) losses included in net income	(319)	281
Related tax expense (benefit)	112	(98)
Unrealized (loss) gain on interest rate swap from cash flow hedge, net of tax	(296)	31

Other comprehensive income, net of tax	1,388	1,083
Comprehensive income	8,802	(936)
Less: net income (loss) attributable to non-controlling interests - Tiptree Financial Partners, L.P.	2,629	(860)
Less: net (loss) attributable to non-controlling interests - Other	(770)	(180)
Total comprehensive income available to common stockholders	$6,943	$104

See accompanying notes to consolidated financial statements.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands, except shares)

	Number of Shares		Par Value
	Class A	Class B	Class A	Class B	Additional paid in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity to Tiptree Financial Inc.	Non-controlling interests - Tiptree Financial Partners, L.P.	Non-controlling interests - Other	Total stockholders' equity
Balance at December 31, 2015	34,899,833	8,049,029	$35	$8	$297,063	$(111)	$15,845	$312,840	$69,278	$15,576	$397,694
Stock-based compensation to directors, employees and other persons for services rendered	163,529	—	—	—	1,241	—	—	1,241	—	—	1,241
Other comprehensive income, net of tax	—	—	—	—	—	1,134	—	1,134	254	—	1,388
Non-controlling interest contributions	—	—	—	—	—	—	—	—	—	4,134	4,134
Non-controlling interest distributions	—	—	—	—	—	—	—	—	(201)	(264)	(465)
Shares purchased under stock purchase plan	(148,590)	—	—	—	(851)	—	—	(851)	—	—	(851)
Net changes in non-controlling interest	—	—	—	—	(922)	254	—	(668)	761	(52)	41
Dividends declared	—	—	—	—	—	—	(878)	(878)	—	—	(878)
Net income (loss)	—	—	—	—	—	—	5,555	5,555	2,629	(770)	7,414
Balance at March 31, 2016	34,914,772	8,049,029	$35	$8	$296,531	$1,277	$20,522	$318,373	$72,721	$18,624	$409,718

See accompanying notes to consolidated financial statements.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three months ended March 31,
	2016	2015

Operating activities:
Net income (loss) available to common stockholders	$5,555	$(979)
Net income attributable to non-controlling interests - Tiptree Financial Partners, L.P.	2,629	(860)
Net (loss) attributable to non-controlling interests - Other	(770)	(180)
Net income	7,414	(2,019)
Discontinued operations, net	—	(2,345)
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Net realized and unrealized (gain) loss	(6,177)	98
Net unrealized loss (gain) on interest rate swaps	1,416	—
Change in fair value of contingent consideration	(161)	—
Non cash compensation expense	388	107
Amortization/accretion of premiums and discounts	332	683
Depreciation and amortization expense	8,377	15,464
Provision for doubtful accounts	504	65
Amortization of deferred financing costs	445	343
(Gain) on sale of loans held for sale	(13,515)	(2,731)
Deferred tax (benefit)	(3,642)	(4,875)
Changes in operating assets and liabilities:
Mortgage loans originated for sale	(317,808)	(161,767)
Proceeds from the sale of mortgage loans originated for sale	357,439	141,561
(Increase) decrease in accounts and premiums receivable	(21,078)	(12,416)
(Increase) decrease in reinsurance receivables	(20,928)	(11,342)
(Increase) decrease in deferred acquisition costs	1,673	(19,208)
(Increase) decrease in other receivables	(7,672)	(1,175)
(Increase) decrease in other assets	(1,076)	(5,526)
Increase (decrease) in unearned premiums	14,401	7,230
Increase (decrease) in policy liabilities	9,264	2,705
Increase (decrease) in deferred revenue	(4,696)	12,990
Increase (decrease) in reinsurance payable	6,092	20,824
Increase (decrease) in commissions payable	492	(3,033)
Increase (decrease) in other liabilities and accrued expenses	(1,708)	(7,595)
Operating activities from CLOs	2,831	10,697
Net cash provided by (used in) operating activities - continuing operations	12,607	(21,265)
Net cash (used in) provided by operating activities - discontinued operations	(6)	30,950
Net cash provided by operating activities	12,601	9,685
Investing Activities:
Purchases of investments	(57,972)	(13,466)
Proceeds from sales and maturities of investments	36,768	12,106
(Increase) decrease in loans, net	(6,406)	(7,188)
Purchases of real estate capital expenditures	(519)	(590)
Purchases of corporate fixed assets	(155)	(866)
Proceeds from notes receivable	7,951	8,146
Issuance of notes receivable	(8,251)	(8,284)
(Increase) decrease in restricted cash	(3,173)	764
Business and asset acquisitions, net of cash and deposits	(52,729)	(81,710)
Distributions from equity method investments	—	2,275
Deconsolidation of consolidated CLOs	—	80
Investing activities from CLOs	(481)	15,205
Net cash (used in) investing activities - continuing operations	(84,967)	(73,528)
Net cash (used in) investing activities from discontinued operations	—	(1,738)
Net cash (used in) investing activities	(84,967)	(75,266)

F-6                    (continued)

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
(in thousands)

	Three months ended March 31,
	2016	2015
Financing Activities:
Non-controlling interest contributions	1,914	2,218
Non-controlling interest distributions	(465)	(70)
Change in non-controlling interest	41	(3,120)
Payment of debt issuance costs	(433)	(839)
Proceeds from borrowings and mortgage notes payable	406,357	256,827
Principal paydowns of borrowings and mortgage notes payable	(360,112)	(146,451)
Repurchases of common stock	(851)	(486)
Financing activities from CLOs	(260)	(19,853)
Net cash provided by financing activities - continuing operations	46,191	88,226
Net cash (used in) financing activities - discontinued operations	—	(2,500)
Net cash provided by financing activities	46,191	85,726
Net increase (decrease) in cash and cash equivalents	(26,175)	20,145
Cash and cash equivalents – beginning of period - continuing operations	69,400	52,987
Cash and cash equivalents – beginning of period - discontinued operations	—	28,361
Cash and cash equivalents – end of period	43,225	101,493
Less: Reclassification of cash to assets held for sale	—	55,073
Cash and cash equivalents of continuing operations – end of period	$43,225	$46,420

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Acquiring real estate properties through, or in lieu of, foreclosure of the related loan	$1,676	$—

See accompanying notes to consolidated financial statements.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016
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

As of December 31, 2015, Tiptree owned, directly or indirectly, approximately 81% of the assets of Operating Company with the remaining 19% held by non-controlling shareholders through their interests in Tiptree Financial Partners, L.P. (TFP). Effective January 1, 2016, Tiptree, TFP and Operating Company created a consolidated group among themselves and various Operating Company subsidiaries for U.S. federal income tax purposes, with Tiptree being the parent company. In connection with the creation of the consolidated group, TFP and the Operating Company elected to be treated as corporations for U.S. federal income tax purposes, and Tiptree contributed its 28% interest in Operating Company to TFP in exchange for 4,281,624 additional common units of TFP. As a result of these steps, as of January 1, 2016, Tiptree directly owns approximately 81% of TFP and TFP directly owns 100% of Operating Company. There was no change to the relative economic position of the parties to the transactions as a result of this reorganization. See Note 23—Income Taxes.
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
(2) Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements of Tiptree have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and include the accounts of the Company and its controlled subsidiaries. The consolidated financial statements are presented in U.S. dollars, the main operating currency of the Company. The unaudited consolidated financial statements presented herein should be read in conjunction with the annual audited financial statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2015. In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, including normal recurring adjustments necessary to present fairly the Company’s financial position, results of operations, comprehensive income and cash flows for each of the interim periods presented. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the full year ending on December 31, 2016.

Tiptree consolidates those entities in which it has an investment of 50% or more of voting rights or has control over significant operating, financial and investing decisions of the entity as well as those entities deemed to be variable interest entities (VIEs) in which Tiptree is determined to be the primary beneficiary. VIEs are defined as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity risk for the entity to finance its activities without additional subordinated financial support from other parties.

A VIE is required to be consolidated only by its primary beneficiary, which is defined as the party who has the power to direct the activities of a VIE that most significantly impact its economic performance and who has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. Generally, Tiptree’s consolidated VIEs are entities which Tiptree is considered the primary beneficiary through its controlling financial interests.

Non-controlling interests on the Consolidated Statements of Income represent the ownership interests in certain consolidated subsidiaries held by entities or persons other than Tiptree. Accounts and transactions between consolidated entities have been eliminated.

The Company’s Consolidated Statements of Cash Flows for the three months ended March 31, 2015 have been revised primarily to reflect funds used to originate loans as an investing activity rather than an operating activity. These corrections resulted in an increase in cash provided by operating activities of approximately $9,000, an increase in cash used in investing activities of

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016
(in thousands, except share data)

approximately $5,000 and a decrease in cash provided by financing activities of approximately $4,000. In addition, certain prior period amounts have been reclassified to conform to the current year presentation.

See “Item 4. Controls and Procedures” for actions the Company is taking to remediate certain material weaknesses as of March 31, 2016, and to enhance its control infrastructure as a result.

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

Business Combination Accounting

The Company accounts for business combinations by applying the acquisition method of accounting. The acquisition method requires, among other things, that the assets acquired and liabilities assumed in a business combination be measured at fair value as of the closing date of the acquisition. The net assets acquired may consist of tangible and intangible assets and the excess of purchase price over the fair value of identifiable net assets acquired, or goodwill. The determination of estimated useful lives and the allocation of the purchase price to the intangible assets requires significant judgment and affects the amount of future amortization and possible impairment charges. Contingent consideration, if any, is measured at fair value on the date of acquisition. The fair value of any contingent consideration liability is remeasured at each reporting date with any change recorded in other income in the Consolidated Statements of Income. Acquisition and transaction costs are related primarily to completed and potential business combinations and include advisory, legal, accounting, valuation and other professional or consulting fees which are expensed as incurred.

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
March 31, 2016
(in thousands, except share data)

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

Fair Value Option

The Company has elected the fair value option election that allows entities to make an irrevocable election of fair value as the initial and subsequent measurement attribute for certain eligible financial assets and liabilities. Unrealized gains and losses on items for which the fair value option has been elected are reported in net realized and unrealized gains (losses) within the Consolidated Statements of Income. The decision to elect the fair value option is determined on an instrument-by-instrument basis and must be applied to an entire instrument and is irrevocable once elected. Assets and liabilities measured at fair value pursuant to this guidance are required to be reported separately in our Consolidated Balance Sheets from those instruments using another accounting method.

Recent Accounting Standards

Recently Adopted Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. These amendments change the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. In addition, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information. ASU 2014-08 is effective for the first quarter of 2015 for the Company. The effects of applying the revised guidance will vary based upon the nature and size of future disposal transactions. It is expected that fewer disposal transactions will meet the new criteria to be reported as discontinued operations. The adoption of ASU 2014-08 did not have an impact on the Company's consolidated financial position, results of operations and cash flows.

In June 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments when the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period shall be treated as a performance condition. The adoption of this standard did not have an impact on its Consolidated Balance Sheets, results of operations or cash flows.

In January 2015, the FASB issued ASU 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The pronouncement eliminates the concept of extraordinary items from GAAP. However, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. ASU 2015-01 will be effective for the annual and interim periods beginning after December 15, 2015 with early adoption permitted. The adoption of this standard did not have an impact on the Company’s Consolidated Balance Sheets, results of operations or cash flows.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability and consistent with debt discounts. ASU 2015-03 requires retrospective adoption and will be effective

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016
(in thousands, except share data)

for the Company on January 1, 2016 and early adoption is permitted. Accordingly “Debt, net” is reported net of deferred financing costs as of March 31, 2016 and December 31, 2015, respectively in the Consolidated Balance Sheets. See Note 17—Debt, net.

In April 2015, the FASB issued ASU 2015-05, Intangibles -Goodwill and Other -Internal-Use Software (Subtopic 350-40) which will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement by providing guidance as to whether an arrangement includes the sale or license of software.  The adoption of this standard did not have an impact on the Company’s Consolidated Balance Sheets, results of operations and cash flows.

In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), which eliminates the requirement for entities to categorize within the fair value hierarchy investments for which fair values are measured at net asset value (NAV) per share (FASB ASC Subtopic 820-10). ASU 2015-07 also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the NAV per share practical expedient, instead limiting disclosures to investments for which the entity has elected the expedient. ASU 2015-07 is effective for the Company on January 1, 2016 and early adoption is permitted and retrospective adoption is required. The adoption of this standard did not have an impact on the Company’s Consolidated Balance Sheets, results of operations or cash flows.

In June 2015, the FASB issued ASU 2015-10, Technical Corrections and Improvements, which covers a wide range of Topics in the Codification. The amendments in ASU 2015-10 represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost on most entities. Amendments with transition guidance are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. All other amendments are effective upon the ASU’s issuance (June 12, 2015). The adoption of this standard did not have a material impact on the Company’s Consolidated Balance Sheets, results of operations or cash flows.

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
March 31, 2016
(in thousands, except share data)

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 supersedes the previous leases standard, Leases (Topic 840). The standard is effective on January 1, 2019, with early adoption permitted. The Company is in the process of evaluating the impact the adoption of ASU 2016-02 will have on our financial position or results of operations.

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships which clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815, does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company is currently evaluating the effect upon its financial statements.

In March 2016, the FASB issued ASU 2016-07, Investments -Equity Method and Joint Ventures (Topic 323) which eliminates the requirement in Topic 323 that an entity retroactively adopt the equity method of accounting if an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2016 and should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Early adoption is permitted. The Company is currently evaluating the effect upon its financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) which clarify the implementation guidance on principal versus net considerations. The effective date and transition requirements for this standard are the same as the effective date and transition requirements of ASU 2014-09. The Company is currently evaluating the effect upon its financial statements.

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting which simplifies several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. In addition, the amendments in this Update eliminate the guidance in Topic 718 that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the effect upon its financial statements.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing which clarifies guidance related to identifying performance obligations and licensing implementation

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016
(in thousands, except share data)

guidance contained in the new revenue recognition standard. The Update includes targeted improvements based on input the Board received from the Transition Resource Group for Revenue Recognition and other stakeholders. The Update seeks to proactively address areas in which diversity in practice potentially could arise, as well as to reduce the cost and complexity of applying certain aspects of the guidance both at implementation and on an ongoing basis. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by Update 2014-09). The Company is currently evaluating the effect upon its financial statements.

(3) Acquisitions

Acquisitions during the three months ended March 31, 2016
Real Estate
Managed Properties
During the three months ended March 31, 2016, Care and affiliates of Care’s partners entered into agreements to acquire and operate two senior housing communities for total consideration of $55,074 (which includes deposits of $125 paid in the fourth quarter of 2015) of which $39,217 was financed through mortgage debt issued in connection with the acquisitions, $3,885 was financed by contributions from the affiliates of Care’s partners, and the remainder was paid with cash on hand. Affiliates of Care’s partners provide management services to the communities under management contracts.

The primary reason for the Company’s acquisition of the senior housing communities is to expand its real estate operations. For the period from acquisition until March 31, 2016, revenue and the net loss in the aggregate for the two managed properties acquired were $1,580 and $1,065, respectively.

The following table summarizes the consideration paid and the amounts of estimated fair value of the assets acquired and the liabilities assumed for the acquisitions completed during the three months ended March 31, 2016:

2016 Acquisitions
Real Estate
Consideration:
Cash	$52,854
Equity	2,220
Fair value of total consideration	$55,074

Acquisition costs	$383

Recognized amounts of identifiable assets acquired and liabilities assumed:
Assets:
Real estate, net	$51,285
Intangible assets, net	3,940
Other assets	117

Liabilities:
Deferred revenue	(261)
Other liabilities and accrued expenses	(7)
Total identifiable net assets assumed	$55,074

The following table shows the values recorded by the Company, as of the acquisition date, for finite-lived intangible assets and their estimated amortization period:

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016
(in thousands, except share data)

Intangible Assets	Weighted Average Amortization Period (in Years)	Real Estate
In-place Lease	1.3	$3,940

The Company's acquisition accounting for transactions completed through March 31, 2016 is still preliminary pending the completion of various analyses and the finalization of estimates used in the determination of fair values. During the measurement period, additional assets or liabilities may be recognized if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets or liabilities as of that date. The preliminary measurement of net assets acquired may be adjusted after obtaining additional information regarding, among other things, asset valuations (including market and other information with which to determine fair values), liabilities assumed, the analysis of assumed contracts, and revisions of previous estimates. These adjustments may be significant and will be accounted for within the allowable 1 year measurement period.

Supplemental pro forma results of operations have not been presented for the above 2016 business acquisitions as they are not material in relation to the Company’s reported results.

Acquisitions during the three months ended March 31, 2015

Real Estate

Managed Properties

During the three months ended March 31, 2015, the Company and one of Care’s partners entered into agreements to acquire and operate five senior housing communities for total consideration of $29,251 (which includes deposits of $587 paid in the fourth quarter of 2014) of which $19,943 was financed through mortgage debt issued in connection with the acquisitions, $1,861 was financed by a contribution of cash from the partner, and the remainder was paid with cash on hand. Affiliates of the partner provide management services to the communities under a management contract.

Triple Net Lease Properties

During the three months ended March 31, 2015, the Company acquired the assets of six seniors housing communities for total consideration of $54,536 (which includes deposits of $1,490 paid in the fourth quarter of 2014) of which $39,500 was financed through mortgage debt issued in connection with the acquisitions, and the remainder was paid with cash on hand.

The primary reason for the Company’s acquisition of the senior housing communities was to expand its real estate operations. For the period from acquisition until March 31, 2015, revenue and the net loss in aggregate for the properties acquired were $1,553 and $1,675 respectively.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016
(in thousands, except share data)

The following table summarizes the consideration paid and the amounts of estimated fair value of the assets acquired and the liabilities assumed for the acquisitions completed during the three months ended March 31, 2015:

2015 Acquisitions
Real Estate
Fair value of total consideration	$83,787

Acquisition costs	$1,567

Recognized amounts of identifiable assets acquired and liabilities assumed:
Assets:
Real estate, net	$76,003
Intangible assets, net	8,800
Other assets	92

Liabilities:
Deferred revenue	(589)
Other liabilities and accrued expenses	(519)
Total identifiable net assets assumed	$83,787

Supplemental pro forma results of operations have not been presented for the above 2015 business acquisitions as they are not material in relation to the Company’s reported results.

The following table shows the values recorded by the Company, as of the acquisition date, for finite-lived intangible assets and their estimated amortization period:

Intangible Assets	Weighted Average Amortization Period (in Years)	Real Estate
In-place Lease	8.7	$8,800

Insurance and Insurance Services - Purchase of Non-controlling Interests

On January 1, 2015, Fortegra Financial Corporation (Fortegra) exercised an option to purchase the remaining 37.6% ownership interest in ProtectCELL it did not own and now owns 100% of ProtectCELL. Upon exercising the option, Fortegra made an initial payment of $3,000. Fortegra has accrued an additional $4,100.

(4) Dispositions, Assets Held for Sale and Discontinued Operations

The Company classified its Philadelphia Financial Group (PFG) subsidiary as held for sale as of December 31, 2014. At the time of such classification, the pending sale of PFG also met the requirements to be classified as a discontinued operation. The sale of PFG was completed on June 30, 2015.

As a result, the Company has reclassified the income and expenses attributable to PFG to income from discontinued operations, net for the three months ended March 31, 2015.

The following table represents detail of revenues and expenses of discontinued operations in the Consolidated Statements of Income for the three months ended March 31, 2015:

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016
(in thousands, except share data)

Three months ended March 31,
2015

Revenues:
Net realized gain	$20
Interest income	1,174
Separate account fees	6,226
Service and administrative fees	12,659
Other income	2
Total revenues	20,081
Expenses:
Interest expense	2,654
Payroll expense	4,612
Professional fees	319
Change in future policy benefits	1,102
Mortality expenses	2,805
Commission expense	808
Depreciation and amortization	457
Other expenses	2,237
Total expenses	14,994
Less: provision for income taxes	2,742
Income from discontinued operations, net	$2,345
The following table presents the cash flows from discontinued operations for the periods indicated:

Three Months Ended March 31,
2015
Net cash provided by (used in):
Operating activities	$30,950
Investing activities	(1,738)
Financing activities	(2,500)
Net cash flows provided by discontinued operations	$26,712

(5) Operating Segment Data

The Company has five reportable operating segments, which are: (i) insurance and insurance services, (ii) specialty finance, (iii) real estate, (iv) asset management and (v) corporate and other. The Company’s operating segments are organized in a manner that reflects how management views these strategic business units.

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
Specialty Finance is comprised of Siena Capital Finance LLC (Siena), which commenced operations in April 2013, and the Company’s mortgage businesses which consists of Luxury, which was acquired in January 2014 and Reliance which was acquired in July 2015. The Company’s mortgage origination business originated loans primarily for sale to institutional investors, including

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016
(in thousands, except share data)

GSEs, FHA/VA, prime jumbo and super jumbo mortgages, through both retail and wholesale channels and through a call center model, primarily focused on re-financings. Segment results incorporate the revenues and expenses of these subsidiaries since they commenced operations or were acquired.
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
Real Estate operations include Care LLC (Care), a wholly-owned subsidiary of Tiptree which has a geographically diverse portfolio of seniors housing properties including senior apartments, assisted living, independent living, memory care and skilled nursing facilities in the U.S.
Asset Management operations is primarily comprised of Telos Asset Management’s (Telos) management of CLOs. Telos is a subsidiary of Tiptree Asset Management Company, LLC (TAMCO), an SEC-registered investment advisor owned by the Company.
Corporate and other operations include the Company’s principal investments and corporate expenses.

The tables below present the components of revenue, expense pre-tax income or loss, and segment assets for each of the operating segments for the following periods:

	Three months ended March 31, 2016
	Insurance and insurance services	Specialty finance	Real estate	Asset management	Corporate and other	Total
Total revenue	89,312	16,566	13,890	2,006	10,032	131,806
Total expense	80,315	17,549	17,749	1,346	10,977	127,936
Net income attributable to consolidated CLOs	—	—	—	1,000	105	1,105
Pre-tax income (loss)	$8,997	$(983)	$(3,859)	$1,660	$(840)	$4,975
Less: provision for income taxes						(2,439)
Discontinued operations, net						—
Net income before non-controlling interests						$7,414
Less: net income attributable to non-controlling interests from continuing operations and discontinued operations						1,859
Net income available to common stockholders						$5,555

Segment Assets as of March 31, 2016
Segment assets	$981,412	$186,260	$278,634	$1,966	$429,219	$1,877,491
Assets of consolidated CLOs						722,418
Total assets						$2,599,909

	Three months ended March 31, 2015
	Insurance and insurance services	Specialty finance	Real estate	Asset management		Corporate and other		Total
Total revenue	72,379	6,255	9,424	1,047		(42)		89,063
Total expense	68,353	5,820	13,605	1,010	(1)	5,824	(1)	94,612
Net income (loss) attributable to consolidated CLOs	—	—	—	1,837		(2,148)		(311)
Pre-tax income (loss)	$4,026	$435	$(4,181)	$1,874		$(8,014)		$(5,860)
Less: (benefit) for income taxes								(1,496)
Discontinued operations								2,345
Net (loss) before non-controlling interests								$(2,019)

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016
(in thousands, except share data)

	Three months ended March 31, 2015
	Insurance and insurance services	Specialty finance	Real estate	Asset management	Corporate and other	Total
Less: net (loss) attributable to non-controlling interests from continuing operations and discontinued operations						(1,040)
Net (loss) available to common stockholders						$(979)

Segment Assets as of December 31, 2015
Segment assets	$929,054	$208,201	$230,546	$1,820	$396,537	$1,766,158
Assets of consolidated CLOs						728,812
Total assets						$2,494,970

(1) Bonus of $300 was reclassified from Corporate and other to Asset management to conform to the current period presentation.

(6) Securities, Available for Sale

All of the Company’s investments in available for sale securities as of March 31, 2016 and December 31, 2015 are held by Fortegra. The following tables present the Company's investments in available for sale securities:

	As of March 31, 2016
	Cost or Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$51,082	$779	$(15)	$51,846
Obligations of state and political subdivisions	54,271	892	(18)	55,145
Corporate securities	66,087	679	(214)	66,552
Asset backed securities	1,490	41	—	1,531
Certificates of deposit	892	—	—	892
Equity securities	6,081	183	(64)	6,200
Obligations of foreign governments	2,918	14	(6)	2,926
Total	$182,821	$2,588	$(317)	$185,092

	As of December 31, 2015
	Cost or Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$53,274	$83	$(221)	$53,136
Obligations of state and political subdivisions	51,942	466	(73)	52,335
Corporate securities	68,400	89	(651)	67,838
Asset backed securities	1,525	4	—	1,529
Certificates of deposit	893	—	—	893
Equity securities	6,081	106	(79)	6,108
Obligations of foreign governments	2,931	—	(67)	2,864
Total	$185,046	$748	$(1,091)	$184,703

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016
(in thousands, except share data)

The following tables summarize the gross unrealized losses on available for sale securities in an unrealized loss position:

	As of March 31, 2016
	Less Than or Equal to One Year			More Than One Year
	Fair value	Gross unrealized losses	# of Securities	Fair value	Gross unrealized losses	# of Securities
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$10,772	$(14)	57	$19	$(1)	2
Obligations of state and political subdivisions	8,198	(14)	25	898	(4)	3
Corporate securities	19,006	(198)	106	1,179	(16)	8
Equity securities	1,078	(11)	4	936	(53)	4
Obligations of foreign governments	568	(6)	8	—	—	—
Total	$39,622	$(243)	200	$3,032	$(74)	17

	As of December 31, 2015
	Less Than or Equal to One Year			More Than One Year
	Fair value	Gross unrealized losses	# of Securities	Fair value	Gross unrealized losses	# of Securities
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$35,588	$(221)	146	$—	$—	—
Obligations of state and political subdivisions	18,500	(59)	45	400	(14)	2
Corporate securities	56,373	(634)	302	267	(17)	6
Equity securities	1,998	(79)	8	—	—	—
Obligations of foreign governments	2,863	(67)	18	—	—	—
Total	$115,322	$(1,060)	519	$667	$(31)	8
The Company does not intend to sell the investments that were in an unrealized loss position at March 31, 2016, and management believes that it is more likely than not that the Company will be able to hold these securities until full recovery of their amortized cost basis for fixed maturity securities or cost for equity securities. The unrealized losses were attributable to changes in interest rates and not credit-related issues. As of March 31, 2016, based on the Company's review, none of the fixed maturity or equity securities were deemed to be other-than-temporarily impaired based on the Company's analysis of the securities and its intent to hold the securities until recovery. There have been no other-than-temporary impairments recorded by the Company for the three months ended March 31, 2016.

The amortized cost and fair values of investments in debt securities, by contractual maturity date, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Excluded from this table are equity securities since they have no contractual maturity.

	As of
	March 31, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$22,888	$22,874	$20,347	$20,319
Due after one year through five years	75,012	75,348	76,967	76,578
Due after five years through ten years	57,391	58,892	56,133	56,240
Due after ten years	19,959	20,247	23,993	23,929
Asset backed securities	1,490	1,531	1,525	1,529
Total	$176,740	$178,892	$178,965	$178,595
Purchases of available for sale securities were $7,898 and $13,466 for the three months ended March 31, 2016 and 2015, respectively. Proceeds from maturities, calls and prepayments of available for sale securities were $9,535 and $8,170 with associated gains of $57 and $4, for the three months ended March 31, 2016 and 2015, respectively. Proceeds from the sale of

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016
(in thousands, except share data)

available for sale securities for the three months ended March 31, 2016 and 2015, were $0 and $722 with associated gains of $0 and losses of $9, respectively.

(7) Investment in Loans

The following table presents the Company’s loans, measured at fair value and amortized cost:

	As of
	March 31, 2016	December 31, 2015
Loans, at fair value
Corporate loans	$275,604	$233,861
Non-performing residential loans	48,899	38,289
Other loans receivable	1,409	1,409
Total loans, at fair value	$325,912	$273,559

Loans owned at amortized cost, net
Asset backed loans and other loans	59,400	52,994
Less: Allowance for loan losses	503	463
Total loans owned, held at amortized cost, net	$58,897	$52,531

Net deferred loan origination fees included in asset backed loans	$4,011	$3,520

Loans, at fair value

Corporate Loans

Corporate loans primarily include syndicated leveraged loans held by the Company as principal investments, which consist of $275,604 in loans primarily held by the Company’s warehouse credit facility in anticipation of launching a new CLO, Telos CLO 2016-7, Ltd. (Telos 7), and the Telos Credit Opportunities fund at March 31, 2016.  As of March 31, 2016, the unpaid principal balance on these loans was $285,805.

The difference between fair value of the Corporate loans and the unpaid principal balance was $10,201.

Non-performing Residential Loans

As of March 31, 2016, the Company’s investments included $48,899 of loans collateralized by real estate in the process of foreclosure of which the unpaid principal balance was $79,142.  The difference between the fair value of the NPLs and the unpaid principal balance was $30,243.

Included in other assets are $3,677 of foreclosed residential real estate property.

Loans Owned at amortized cost, net

Asset backed loans
Siena structures asset-based loan facilities in the $1,000 to $25,000 range across diversified industries, which include manufacturing distribution, wholesale, and service companies. As of March 31, 2016 and December 31, 2015, the Company carried $58,197 and $51,831 in loans receivable on its Consolidated Balance Sheets. Collateral for asset-backed loan receivables, as of March 31, 2016 and December 31, 2015 consisted of inventory, equipment and accounts receivable. Management reviews collateral for these loans on at least a monthly basis or more frequently if a draw is requested and has determined that no impairment existed as of March 31, 2016. As of March 31, 2016, there were no delinquencies in the Siena portfolio and all loans were classified as performing.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016
(in thousands, except share data)

(8) Mortgage Loans Held for Sale

The following table summarized the total mortgage loans held for sale, at fair value:

	As of
	March 31, 2016	December 31, 2015
Mortgage loans held for sale, unpaid principal	$90,248	$117,039
Change in fair value	3,284	3,797
Total mortgage loans held for sale, at fair value	$93,532	$120,836

The unpaid principal balance and fair value of held for sales that are 90 days or more past due were $142 and $66, respectively, as of March 31, 2016. The unpaid principal balance and fair value of held for sales that are 90 days or more past due were $142 and $82, respectively, as of December 31, 2015. The Company discontinues accruing interest on all loans that are 90 days or more past due.

(9) Fair Value of Financial Instruments

The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used to measure a financial instrument’s fair value. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability, and are affected by the type of product, whether the product is traded on an active exchange or in the secondary market, as well as current market conditions. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Fair value is estimated by applying the hierarchy discussed in Note 2, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement.
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
March 31, 2016
(in thousands, except share data)

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

Derivative Assets and Liabilities: Derivatives are comprised of credit default swaps (CDS), index credit default swaps (CDX), interest rate lock commitments (IRLC), to be announced mortgage backed securities (TBA) and interest rate swaps (IRS). The fair value of these instruments is based upon valuation pricing models, which represent the amount the Company would expect to receive or pay at the balance sheet date to exit the position. In general, the fair value of CDSs and CDXs are based on dealer quotes. Because significant inputs, other than unadjusted quoted prices in active markets are used to determine the dealer quotes, such as price volatility, the Company classifies them as Level 2 in the fair value hierarchy. The fair value of IRS is based upon either valuation pricing models, which represent the amount the Company would expect to pay at the balance sheet date if the contracts were exited, or by obtaining broker or counterparty quotes. Because there are observable inputs used to arrive at these prices, the Company has classified IRS within Level 2 of the fair value hierarchy. Our mortgage origination subsidiaries issue IRLCs to its customers, which are carried at estimated fair value on the Company’s Consolidated Balance Sheet. The estimated fair values of these commitments are generally calculated by reference to the value of the underlying loan associated with the IRLC net of an expected fall out assumption. The fair values of these commitments generally result in a Level 3 classification. Our mortgage origination subsidiaries manage their exposure by entering into best efforts delivery commitments with loan investors referred to as “best efforts lock”. For loans not locked with investors on a best efforts basis, the Company enters into hedge instruments, to protect against movements in interest rates. The fair values of these hedge instruments generally result in a Level 2 classification.

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

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016
(in thousands, except share data)

The Company determines the purchase price for NPLs at the time of acquisition and for each subsequent valuation by using a discounted cash flow valuation model and considering alternate loan resolution probabilities, including modification, liquidation, or conversion to REO. Observable inputs to the model include loan amounts, payment history, and property types. Our NPLs are on nonaccrual status at the time of purchase as it is probable that principal or interest is not fully collectible.

NPLs converted to REOs were measured at fair value on a non-recurring basis during the three months ended March 31, 2016 (the Company did not have investments in REO status in prior year period). The carrying value of REOs at March 31, 2016 was $3,677. Upon conversion to REO the fair value is estimated using broker price opinion (BPO). BPOs are subject to judgments of a particular broker formed by visiting a property, assessing general home values in an area, reviewing comparable listings, and reviewing comparable completed sales. These judgments may vary among brokers and may fluctuate over time based on housing market activities and the influx of additional comparable listings and sales.

The following tables present the Company’s fair value hierarchies for financial assets and liabilities, including the balances associated with the consolidated CLOs, measured on a recurring basis:

	As of March 31, 2016
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value
Assets:
Trading assets:
Equity securities	$21,261	$—	$12,911	$34,172
CLO	—	—	1,490	1,490
Total trading securities	21,261	—	14,401	35,662

Derivative assets:
Interest rate lock commitments	—	—	3,488	3,488
TBA – mortgage backed securities	—	194	—	194
Foreign currency forward contracts	—	4	—	4
Credit derivatives	—	12,121	—	12,121
Total derivative assets	—	12,319	3,488	15,807

Total trading assets (included in other assets)	21,261	12,319	17,889	51,469

Available for sale securities:
Equity securities	6,152	—	48	6,200
U.S. Treasury securities and U.S. government agencies	—	51,846	—	51,846
Obligations of state and political subdivisions	—	55,145	—	55,145
Obligations of foreign governments	—	2,926	—	2,926
Certificates of deposit	892	—	—	892
Asset backed securities	—	1,531	—	1,531
Corporate bonds	—	66,552	—	66,552
Total available for sale securities	7,044	178,000	48	185,092

Mortgage loans held for sale	—	93,532	—	93,532

Investments in loans, at fair value:
Corporate loans	—	52,774	222,830	275,604
Non-performing loans	—	—	48,899	48,899
Other loans receivable	—	125	1,284	1,409
Total investments in loans, at fair value	—	52,899	273,013	325,912

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016
(in thousands, except share data)

	As of March 31, 2016
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value
Total financial instruments attributable to Non-CLOs included in consolidated assets	28,305	336,750	290,950	656,005

Financial instruments included in assets of consolidated CLOs:
Investments in loans, at fair value	—	145,085	551,279	696,364
Total financial instruments included in assets of consolidated CLOs	—	145,085	551,279	696,364

Total	$28,305	$481,835	$842,229	$1,352,369

Liabilities:
Trading liabilities:
U.S. Treasury securities	$—	$20,345	$—	$20,345
Total trading securities	—	20,345	—	20,345

Derivative liabilities:
Interest rate swaps	—	3,602	—	3,602
Forward delivery contracts	—	92	11	103
TBA-mortgage backed securities	—	612	—	612
Total derivative liabilities	—	4,306	11	4,317

Total trading liabilities (included in other liabilities)	—	24,651	11	24,662

Contingent consideration payable	—	—	952	952

Preferred notes payable	—	—	1,386	1,386

Total financial instruments attributable to Non-CLOs included in consolidated liabilities	—	24,651	2,349	27,000

Financial instruments included in liabilities of consolidated CLOs:
Notes payable of CLOs	—	—	683,947	683,947
Total financial instruments included in liabilities of consolidated CLOs	—	—	683,947	683,947

Total	$—	$24,651	$686,296	$710,947

	As of December 31, 2015
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value
Assets:
Trading assets:
Equity securities	$3,786	$—	$8,941	$12,727
Tax exempt securities	—	1,732	8,314	10,046
CLO	—	—	1,768	1,768
Total trading securities	3,786	1,732	19,023	24,541

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016
(in thousands, except share data)

	As of December 31, 2015
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value
Derivative assets:
Interest rate lock commitments	—	—	3,384	3,384
TBA - mortgage backed securities	—	179	—	179
Forward delivery contracts	—	—	11	11
Credit derivatives	—	11,945	—	11,945
Total derivative assets	—	12,124	3,395	15,519

Total trading assets (included in other assets)	3,786	13,856	22,418	40,060

Available for sale securities:
Equity securities	6,060	—	48	6,108
U.S. Treasury securities and U.S. government agencies	—	53,136	—	53,136
Obligations of state and political subdivisions	—	52,335	—	52,335
Obligations of foreign governments	—	2,864	—	2,864
Certificates of deposit	893	—	—	893
Asset backed securities	—	1,529	—	1,529
Corporate bonds	—	67,838	—	67,838
Total available for sale securities	6,953	177,702	48	184,703

Mortgage loans held for sale	—	120,836	—	120,836

Investments in loans, at fair value
Corporate loans	—	55,956	177,905	233,861
Non-performing loans	—	—	38,289	38,289
Other loans receivable	—	125	1,284	1,409
Total investments in loans, at fair value	—	56,081	217,478	273,559

Total financial instruments attributable to Non-CLOs included in consolidated assets	10,739	368,475	239,944	619,158

Financial instruments included in assets of consolidated CLOs:
Investments in loans, at fair value	—	159,892	520,892	680,784
Total financial instruments included in assets of consolidated CLOs	—	159,892	520,892	680,784

Total	$10,739	$528,367	$760,836	$1,299,942

Liabilities:
Trading liabilities:
U.S. Treasury securities	$—	$19,679	$—	$19,679
Total trading securities	—	19,679	—	19,679

Derivative liabilities:
Interest rate swaps	—	2,310	—	2,310
Forward delivery contracts	—	8	—	8
TBA-mortgage backed securities	—	150	—	150
Foreign currency forward contracts	—	5	—	5
Total derivative liabilities	—	2,473	—	2,473

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016
(in thousands, except share data)

	As of December 31, 2015
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value
Total trading liabilities (included in other liabilities)	—	22,152	—	22,152

Contingent consideration payable	—	—	936	936

Preferred notes payable	—	—	1,562	1,562

Total financial instruments attributable to Non-CLOs included in consolidated liabilities	—	22,152	2,498	24,650

Financial instruments included in liabilities of consolidated CLOs:
Notes payable of CLOs	—	—	683,827	683,827
Total financial instruments included in liabilities of consolidated CLOs	—	—	683,827	683,827

Total	$—	$22,152	$686,325	$708,477
The following table represents additional information about assets that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value for the following periods:

	Three Months Ended March 31,
	2016		2015
	Non-CLO assets	CLO assets	Non-CLO assets	CLO assets	Assets held for sale
Balance at January 1,	$239,944	$520,892	$11,577	$576,811	$3,771,458
Net realized gains (losses)	(1,641)	33	2,445	591	—
Net unrealized gains (losses)	8,838	(5,173)	740	(2,765)	—
Purchases	21,624	15,805	—	8,897	47,633
Sales	(13,377)	(9,962)	(109)	(28,281)	(35,352)
Issuances	313	393	—	429	—
Transfer into Level 3 (1)	51,637	66,012	—	88,333	—
Transfer adjustments (out of) Level 3 (1)	(14,712)	(36,721)	(2,904)	(159,247)	—
Adoption of ASU 2015-02	—	—	—	(169,214)	—
Attributable to policyowner	—	—	—	—	23,918
Conversion to real estate owned and mortgage held for sale	(1,676)	—	—	—	—
Balance at March 31,	$290,950	$551,279	$11,749	$315,554	$3,807,657

Changes in unrealized gains (losses) included in earnings related to assets still held at period end	$3,492	$(5,716)	$(113)	$(2,074)	$—
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
March 31, 2016
(in thousands, except share data)

The following table represents additional information about liabilities that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value for the following periods:

	Three Months Ended March 31,
	2016		2015
	Non-CLO Liabilities	CLO Liabilities	Non-CLO Liabilities	CLO Liabilities
Balance at January 1,	$2,498	$683,827	$2,802	$1,785,207
Net unrealized gains (losses)	(149)	120	—	14,392
Purchases	—	—	—	—
Dispositions	—	—	—	(19,853)
Adoption of ASU 2015-02	—	—	—	(543,191)
Balance at March 31,	$2,349	$683,947	$2,802	$1,236,555

Changes in unrealized (losses) gains included in earnings related to liabilities still held at period end	$(149)	$120	$—	$14,392

The following is quantitative information about Level 3 significant unobservable inputs used in fair valuation. Disclosure of this information is not required in circumstances where a valuation (unadjusted) is obtained from a third-party pricing service and the information regarding the unobservable inputs is not readily available to the Company.

	Fair Value as of				Actual or Range (Weighted average)
Assets (1)	March 31, 2016	December 31, 2015	Valuation Technique	Unobservable input(s)	March 31, 2016	December 31, 2015
Tax exempt security	$—	$121	Discounted cash flow	Short term cash flows	N/A	0.0%
Tax exempt security	—	8,193	Market yield analysis	Yield to maturity	N/A	6.50%
Interest rate lock commitments	3,488	3,384	Internal model	Pull through rate	45% - 95%	55% - 95%
Forward delivery contracts	—	11	Internal model	Pull through rate	N/A	80% - 100%
NPLs	48,899	38,289	Discounted cash flow	See table below (2)	See table below	See table below
Total	$52,387	$49,998

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

The following table sets forth quantitative information about the significant unobservable inputs used to measure the fair value of our NPLs as of March 31, 2016 (the Company did not invest in NPLs in the prior year period):

Unobservable inputs	High	Low	Average(1)
Discount rate	30.0%	16.0%	22.5%
Loan resolution time-line (Years)	2.3	0.5	1.3
Value of underlying properties	$1,800	$20	$256
Holding costs	48.9%	5.3%	8.7%
Liquidation costs	29.6%	7.5%	9.4%

(1) Weighted based on value of underlying properties.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016
(in thousands, except share data)

	Fair Value as of				Actual or Range (Weighted average)
Liabilities (1)	March 31, 2016	December 31, 2015	Valuation Technique	Unobservable input(s)	March 31, 2016	December 31, 2015
Contingent consideration payable - Reliance	$900	$900	Internal model	Forecast EBITDA	$481 - $3,367	$1,326 - $3,517
				Book value growth rate	5.0%	5.0%
				Asset volatility	1.6% - 17.9%	2.4% - 20.1%
Contingent consideration payable - Luxury	52	36	Internal model	Projected cash available for distribution	$81,501 - $306,917	$828 - $1,281
Preferred notes payable	1,386	1,562	Internal model	Discount rate	13.96%	12.0%
Forward delivery contracts	11	—	Internal model	Pull through rate	80% - 100%	N/A
Total	$2,349	$2,498

(1) Not included in this table are the debt obligations of consolidated CLOs, measured and leveled on the basis of the fair value of the (more observable) financial assets of the consolidated CLOs. See Note 16—Assets and Liabilities of Consolidated CLOs.

The following table presents the carrying amounts and estimated fair values of financial assets and liabilities that are not recorded at fair value on a recurring or non-recurring basis and their respective levels within the fair value hierarchy:

	As of March 31, 2016
	Level within Fair Value Hierarchy	Fair Value	Carrying Value
Assets:
Notes receivable, net	2	$20,225	$21,532
Total Assets		$20,225	$21,532

Liabilities:
Debt, net	3	$720,708	$711,686
Total Liabilities		$720,708	$711,686

	As of December 31, 2015
	Level within Fair Value Hierarchy	Fair Value	Carrying Value
Assets:
Notes receivable, net	2	$20,250	$21,696
Total Assets		$20,250	$21,696

Liabilities:
Debt, net	3	$672,096	$671,648
Total Liabilities		$672,096	$671,648

Notes receivable: To the extent that carrying amounts differ from fair value, fair value is determined based on contractual cash flows discounted at market rates for similar credits. Categorized as Level 2 of the fair value hierarchy.

Debt: The fair value of notes payable is determined based on contractual cash flows discounted at market rates for mortgage notes payable and either dealer quotes or contractual cash flows discounted at market rates for other notes payable. Categorized as Level 3 of the fair value hierarchy.

Additionally, the following financial assets and liabilities on the Consolidated Balance Sheets are not carried at fair value, but whose carrying amounts approximate their fair value:

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016
(in thousands, except share data)

Cash and Cash Equivalents: The carrying amounts of cash and cash equivalents are carried at cost which approximates fair value. Categorized as Level 1 of the fair value hierarchy.

Due from Brokers, Dealers, and Trustees and Due to Brokers, Dealers and Trustees: The carrying amounts are included in other assets and other liabilities and accrued expenses an approximate their fair value due to their short‑term nature. Categorized as Level 2 of the fair value hierarchy.

Accounts and premiums receivable, net, and other receivables: The carrying amounts approximate fair value since no interest rate is charged on these short duration assets. Categorized as Level 2 of the fair value hierarchy.

Loans Owned, at Amortized Cost: The fair value of loans owned, at amortized cost approximates its carrying value because the interest rates on the loans are based on a variable market interest rate. Categorized as Level 3 of the fair value hierarchy.

(10) Notes Receivable, net

Real estate

Care owns a 75% interest in a Managed Property. In connection therewith, subsidiaries of Care received notes from affiliates of the 25% partner. The cost basis of the notes at March 31, 2016 and December 31, 2015 was approximately $3,857 and $3,807, respectively. As of March 31, 2016, all of these notes were performing.
Insurance and insurance services

As of March 31, 2016, Fortegra held $17,675 in notes receivable, net. The majority of these notes totaling $12,593 consist of receivables from Fortegra’s premium financing program. A total of $948 was for notes receivable under its Pay us Later Program, which allows customers to finance the cost of electronic mobile devices and or protection programs on these devices. The remaining $4,134 represents unsecured notes receivable issued to various business partners in order to solidify relationships and grow its business. The Company has established a valuation allowance against its notes receivable of $1,320 as of March 31, 2016. As of March 31, 2016, there were $1,720 in balances classified as 90 days plus past due.

(11) Reinsurance Receivables

The following table presents the effect of reinsurance on premiums written and earned by Fortegra for the following period:

Premiums	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Written	Earned	Written	Earned
Direct and assumed	$182,500	$168,099	$144,284	$137,054
Ceded	(135,109)	(123,484)	(112,341)	(99,701)
Net	$47,391	$44,615	$31,943	$37,353

The following table presents the effect of reinsurance on losses and loss adjustment expenses (LAE) incurred by Fortegra for the following period:

	Three Months Ended March 31,
Losses and LAE incurred	2016	2015
Direct and assumed	$64,049	$38,158
Ceded	(46,101)	(25,708)
Net losses & LAE incurred	$17,948	$12,450

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016
(in thousands, except share data)

The following table presents the components of the reinsurance receivables:

	As of
	March 31, 2016	December 31, 2015
Prepaid reinsurance premiums:
Life (1)	$61,028	$61,919
Accident and health (1)	51,281	54,357
Property	195,565	180,236
Total	307,874	296,512

Ceded claim reserves:
Life	2,722	2,664
Accident and health	8,922	8,889
Property	37,912	30,911
Total ceded claim reserves recoverable	49,556	42,464
Other reinsurance settlements recoverable	16,424	13,950
Reinsurance receivables	$373,854	$352,926
(1) Including policyholder account balances ceded.

The following table presents the aggregate amount included in reinsurance receivables that is comprised of the three largest receivable balances from unrelated reinsurers:

As of
March 31, 2016
Total of the three largest receivable balances from unrelated reinsurers	$158,165

At March 31, 2016, the three unrelated reinsurers from whom Fortegra has the largest receivable balances were: London Life Reinsurance Company (A. M. Best Rating: A); London Life International Reinsurance Corporation (A. M. Best Rating: not rated); and MFI Insurance Company, LTD (A. M. Best Rating: Not rated). The related receivables of London Life International Reinsurance Corporation and MFI Insurance Company, LTD are collateralized by assets held in trust accounts and letters of credit due to their offshore relationships. At March 31, 2016, the Company does not believe there is a risk of loss as a result of the concentration of credit risk in the reinsurance program.

(12) Real Estate, Net

The following table contains information regarding the Company’s investment in real estate as of the following periods:

	As of March 31, 2016
	Land	Buildings	Accumulated depreciation	Total
Triple Net Lease Properties	$12,173	$77,161	$(4,707)	$84,627
Managed Properties	15,040	160,065	(6,931)	168,174
Other real estate (1)	—	1,675	(404)	1,271
Total	$27,213	$238,901	$(12,042)	$254,072

	As of December 31, 2015
	Land	Buildings	Accumulated depreciation	Total
Triple Net Lease Properties	$12,173	$77,161	$(4,118)	$85,216
Managed Properties	9,905	113,396	(5,842)	117,459
Other real estate (1)	—	1,675	(389)	1,286
Total	$22,078	$192,232	$(10,349)	$203,961
(1) Represents a single family residential property located in Connecticut that is being rented through the Company's subsidiary, Luxury.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016
(in thousands, except share data)

Future Minimum Rental Revenue

The following table presents the future minimum annual rental revenue under the noncancelable terms of all operating leases as of:

March 31, 2016
Remainder of 2016	$5,357
2017	7,232
2018	7,335
2019	7,441
2020	7,550
Thereafter	37,833
Total	$72,748

The schedule of minimum future rental revenue excludes residential lease agreements, generally having terms of one year or less. Rental revenues from residential leases were $10,880 and $8,311 for the three months ended March 31, 2016 and 2015, respectively.

(13) Goodwill and Intangible Assets, Net

The following table presents identifiable intangible assets, accumulated amortization, and goodwill by segment:

	As of				As of
	March 31, 2016				December 31, 2015
	Insurance and insurance services	Real estate	Specialty finance	Total	Insurance and insurance services	Real estate	Specialty finance	Total
Customer relationships	$50,500	$—	$—	$50,500	$50,500	$—	$—	$50,500
Accumulated amortization	(1,846)	—	—	(1,846)	(1,200)	—	—	(1,200)
Trade names	6,500	—	800	7,300	6,500	—	800	7,300
Accumulated amortization	(949)	—	(60)	(1,009)	(771)	—	(40)	(811)
Software licensing	8,500	—	640	9,140	8,500	—	640	9,140
Accumulated amortization	(2,267)	—	(69)	(2,336)	(1,842)	—	(46)	(1,888)
Insurance policies and contracts acquired	36,500	—	—	36,500	36,500	—	—	36,500
Accumulated amortization	(30,802)	—	—	(30,802)	(28,510)	—	—	(28,510)
Insurance licensing agreements(1)	13,000	—	—	13,000	13,000	—	—	13,000
Leases in place	—	27,344	—	27,344	—	23,404	—	23,404
Accumulated amortization	—	(16,537)	—	(16,537)	—	(14,095)	—	(14,095)
Intangible assets, net	79,136	10,807	1,311	91,254	82,677	9,309	1,354	93,340
Goodwill	89,854	—	2,913	92,767	89,854	—	2,913	92,767
Total	$168,990	$10,807	$4,224	$184,021	$172,531	$9,309	$4,267	$186,107
(1) Represents intangible assets with an indefinite useful life. Impairment tests are performed at least annually on these assets.

Amortization expense on intangible assets was $6,026 and $14,022 for the three months ended March 31, 2016 and 2015, respectively. The Company conducts annual impairment tests of its goodwill as of December 31. For the three months ended March 31, 2016, no impairment was recorded on the Company’s goodwill or intangibles. As of December 31, 2015, the Company recorded an impairment of $699 associated with Luxury within the Specialty Finance segment as a result of qualitative and quantitative procedures associated with our annual impairment testing.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016
(in thousands, except share data)

The following table presents the amortization expense on intangible assets for the next five years by relevant segment:

	As of
	March 31, 2016
	Insurance and insurance services (VOBA)	Insurance and insurance services (other)	Real estate	Specialty finance
Remainder of 2016	$3,381	$4,578	$3,452	$128
2017	1,250	9,865	1,935	171
2018	465	9,077	621	171
2019	217	7,509	621	171
2020	123	5,027	621	171
2021 and thereafter	262	24,382	3,557	499
Total	$5,698	$60,438	$10,807	$1,311

(14) Other Assets

The following table presents the components of Other assets as reported in the Consolidated Balance Sheets:

	As of
	March 31, 2016	December 31, 2015
Trading assets, at fair value	$51,469	$40,060
Due from brokers and trustees	23,124	29,052
Furnitures, fixtures and equipment, net	6,521	7,024
Inventory	2,065	2,449
Prepaids	5,475	2,690
Income tax receivable	5,028	5,810
Other	17,483	17,415
Total other assets	$111,165	$104,500

Unrealized gains recognized during the three months ended March 31, 2016 on trading assets still held at March 31, 2016 was $7,788.

(15) Derivative Financial Instruments and Hedging

The Company utilizes derivative financial instruments as part of its overall investment and hedging activities. Derivative contracts are subject to additional risk that can result in a loss of all or part of an investment. The Company’s derivative activities are primarily classified by underlying credit risk and interest rate risk. In addition, the Company is also subject to additional counterparty risk should its counterparties fail to meet the contract terms. The derivative financial instruments are located within trading assets at fair value within Other assets and trading liabilities within Other liabilities and accrued expenses on the Consolidated Balance Sheets.

Derivatives, at fair value
Credit Derivatives
Credit derivatives are generally defined as over‑the‑counter contracts between a buyer and seller of protection against the risk of default on a set of obligations issued by a specified reference entity.
Credit Default Swap Indices (CDX) are credit derivatives that reference multiple names through underlying baskets or portfolios of single name credit default swaps. The Company enters into these contracts as both a buyer of protection and seller of protection to manage the credit risk exposure of its investment portfolio. The Company is required to deposit cash collateral for these positions equal to an initial 2.25% of the notional amount of the sold protection side, subject to increase based on additional maintenance margin as a result of decreases in value. As of March 31, 2016, the total margin was $6,750.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016
(in thousands, except share data)

Foreign Currency Forward Contracts

Foreign currency forward contracts are used as a foreign currency hedge where the Company has an obligation to either make or take a foreign currency payment at a future date. If the date of the foreign currency payment and the last trading date of the foreign currency forwards contract are matched, the Company has in effect “locked in” the exchange rate payment amount. The Company, through its subsidiary Siena, has entered into a foreign exchange forward contract to protect its position on its foreign loans receivable.

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
The Company is party to interest rate swaps in order to economically hedge interest rate risk associated with its real estate portfolio. All of these swaps have the same counterparty.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016
(in thousands, except share data)

The following table summarizes the gross notional and fair value amounts of derivatives (on a gross basis) categorized by underlying risk:

	Notional Values	Asset Derivatives	Liability Derivatives
As of March 31, 2016
Credit risk:
Credit derivatives	$598,141	$38,643	$24,890

Foreign currency risk:
Foreign currency forward contracts	736	4	—

Interest rate risk:
Interest rate lock commitments	140,186	3,488	—
Forward delivery contracts	50,216	—	103
TBA mortgage backed securities	147,250	194	612
Interest rate swaps	106,988	—	3,602
Sub-total	444,640	3,682	4,317
Total	$1,043,517	$42,329	$29,207

As of December 31, 2015
Credit risk:
Credit derivatives	$598,141	$41,232	$27,655

Foreign currency risk:
Foreign currency forward contracts	683	—	5

Interest rate risk:
Interest rate lock commitments	156,309	3,384	—
Forward delivery contracts	52,054	11	8
TBA mortgage backed securities	136,750	179	150
Interest rate swaps	78,988	—	2,310
Sub-total	424,101	3,574	2,468
Total	$1,022,925	$44,806	$30,128

The Company nets the credit derivative assets and liabilities as these credit derivatives are subject to legally enforceable netting arrangements with the same party. The following table presents derivative instruments that are subject to offset by a master netting agreement:

	As of
	March 31, 2016	December 31, 2015
Derivatives subject to netting arrangements:
Credit default swap indices sold protection	$38,643	$41,232
Credit default swap indices bought protection	(24,890)	(27,655)
Gross assets recognized	13,753	13,577
Collateral payable	(1,632)	(1,632)
Net assets recognized (included in other assets)	$12,121	$11,945

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

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016
(in thousands, except share data)

As of March 31, 2016, the notional amount of this cash flow hedge was $35,000, with a fair value of $(1,159). Based on analysis under the long-haul method, the IRS has an unrealized loss net of tax of $185, and a variable rate of interest of 0.63% and a fixed rate of 3.47%.

For the three months ended March 31, 2016, the pretax loss recognized in AOCI on the derivative-effective portion was $136, with a pretax gain reclassified from AOCI into income-effective portion of $319. The amount estimated to be reclassified to earnings from AOCI during the next 12 months is $57. These net losses reclassified into earnings are primarily expected to increase net interest expense related to the respective hedged item.

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

The assets of each of the CLOs, including cash and cash equivalents, are held solely as collateral to satisfy the obligations of the CLOs. The Company does not own and has no right to the benefits from, nor does it bear the risks associated with, the assets held by the CLOs, beyond its direct investments in, and investment advisory fees generated from, the CLOs. If the Company were to liquidate, the assets of the CLOs would not be available to its general creditors, and as a result, the Company does not consider these assets available for the benefit of its investors. Additionally, the investors in the CLOs have no recourse to the Company’s general assets for the debt issued by the CLOs. Therefore, this debt is not the Company’s obligation. The Company consolidates entities when it is determined to be the primary beneficiary under current VIE accounting guidance.
The table below represents the assets and liabilities of the consolidated CLOs that are included in the Company’s Consolidated Balance Sheet as of the dates indicated:

	As of
	March 31, 2016	December 31, 2015
Assets:
Cash and cash equivalents	$22,543	$38,716
Loans, at fair value (1)	696,364	680,784
Other assets	3,511	9,312
Total assets of consolidated CLOs	$722,418	$728,812

Liabilities:
Debt	$683,947	$683,827
Other liabilities and accrued expenses	10,065	14,489
Total liabilities of consolidated CLOs	$694,012	$698,316

Net	$28,406	$30,496

(1) The unpaid principal balance for these loans is $749,085 and $727,357 and the difference between their fair value and UPB is $52,721 and $46,573 at March 31, 2016 and December 31, 2015 respectively.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016
(in thousands, except share data)

The Company’s beneficial interests and maximum exposure to loss related to the Consolidated CLOs are limited to (i) ownership in the subordinated notes and related participations in management fees of the CLOs and (ii) accrued management fees. Although these beneficial interests are eliminated upon consolidation, the application of the measurement alternative results in the net amount of the CLOs shown above to be equivalent to the beneficial interests retained by Tiptree as illustrated in the below table:

Beneficial interests:	As of
	March 31, 2016	December 31, 2015
Subordinated notes	$27,773	$29,857
Accrued management fees	633	639
Total beneficial interests	$28,406	$30,496

The following table represents revenue and expenses of the consolidated CLOs included in the Company’s Consolidated Statements of Income for the periods indicated:

	Three Months Ended March 31,
	2016	2015
Income:
Net realized and unrealized losses	$(2,765)	$(8,484)
Interest income	10,442	17,534
Total revenue	7,677	9,050
Expenses:
Interest expense	6,338	8,900
Other expense	234	461
Total expense	6,572	9,361

Net income (loss) attributable to consolidated CLOs	$1,105	$(311)

As summarized in the table below, the application of the measurement alternative results in the consolidated net income summarized above to be equivalent to Tiptree’s own economic interests in the CLOs which are eliminated upon consolidation:

Economic interests:	Three Months Ended March 31,
	2016	2015
Distributions received and realized and unrealized gains (losses) on the subordinated notes held by the Company, net	$436	$(2,149)
Management fee income	669	1,838
Total economic interests	$1,105	$(311)

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016
(in thousands, except share data)

(17) Debt, Net

The following table summarizes the balance of the Company’s debt holdings, net of discounts and deferred financing costs, excluding notes payable of consolidated CLOs. See Note 16—Assets and Liabilities of Consolidated CLOs, for notes payable of the consolidated CLOs:

	Maximum Borrowing Capacity as of March 31, 2016	As of
		March 31, 2016	December 31, 2015
Operating Company:
CLO warehouse borrowing	$306,250	$119,480	$119,480
Secured credit agreement	125,000	45,000	45,500
Original issue discount on secured credit agreement		(426)	(476)
Deferred financing costs, net		(628)	(691)
Subtotal Operating Company		163,426	163,813

Fortegra:
Secured credit agreement- revolving credit facility	90,000	68,334	46,500
Secured credit agreement- term loan	43,750	43,750	45,000
Revolving line of credit	15,000	8,192	8,303
Preferred trust securities	35,000	35,000	35,000
Deferred financing costs, net		(1,890)	(2,019)
Subtotal Fortegra		153,386	132,784

Luxury:
Mortgage warehouse borrowing	90,500	46,701	66,858
Preferred notes payable	1,386	1,386	1,562
Mortgage borrowing	712	712	717
Subtotal Luxury		48,799	69,137

Reliance:
Mortgage warehouse borrowing	51,000	35,898	43,456
Deferred financing costs, net		(5)	(15)
Subtotal Reliance		35,893	43,441

Siena:
Revolving line of credit	75,000	44,428	36,192
Subordinated debt	3,500	3,500	3,500
Deferred financing costs, net		(565)	(624)
Subtotal Siena		47,363	39,068

Care:
Mortgage borrowings	208,716	205,414	166,664
Unamortized (discount) premium on mortgage borrowings		52	54
Deferred financing costs, net		(2,318)	(2,020)
Subtotal Care		203,148	164,698

Telos Credit Opportunities Fund, L.P.:

Secured credit agreement	100,000	61,896	54,900
Deferred financing costs, net		(840)	(889)
Subtotal Telos		61,056	54,011

Total debt outstanding, net		$713,071	$666,952

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016
(in thousands, except share data)

The table below presents the amount of interest expense the Company incurred on its debt for the following periods:

	Three Months Ended March 31,
	2016	2015
Interest expense	$6,389	$4,963

The following table presents the future maturities of the unpaid principal balance on the Company’s long-term debt (excluding preferred notes payable) as of:

March 31, 2016
Remainder of 2016	$142,148
2017	129,529
2018	50,981
2019	134,497
2020	135,362
Thereafter	125,788
Total	$718,305

Operating Company
Secured Credit Agreement - Fortress

On September 18, 2013, Operating Company entered into a Credit Agreement with Fortress and borrowed $50,000 thereunder, with an associated original issue discount of $1,000, which is being amortized over the term of the agreement. The Credit Agreement allows Operating Company to borrow additional amounts up to a maximum aggregate of $125,000, subject to satisfaction of certain customary conditions. The obligations of Operating Company under the Credit Agreement are secured by liens on substantially all of the assets of Operating Company. The principal of, and all accrued and unpaid interest on, all loans under the Credit Agreement become immediately due and payable on September 18, 2018. Loans under the Credit Agreement bear interest at a variable rate per annum equal to one-month LIBOR with a LIBOR floor of 1.25%, plus a margin of 6.50% per annum. The weighted average rate paid for the three months ended March 31, 2016 was 7.75%. The principal amount of the loan is to be repaid in quarterly installments, the amount of which may be adjusted based on the Net Leverage Ratio (as defined in the Credit Agreement) at the end of each fiscal quarter.
On January 26, 2015, Tiptree entered into the Amendment to its existing Credit Agreement with Fortress providing for additional term loans in an aggregate principal amount of $25,000 to Tiptree. Tiptree was required to repay and did repay $25,000 of all the aggregate outstanding additional term loans under the Fortress credit agreement upon the closing of the PFG sale on June 30, 2015.
The Company is obligated to pay interest on a monthly basis and has incurred interest expense of $891 and $1,265 for the three months ended March 31, 2016 and 2015 respectively. The remaining amortization of the original issue discount totaled $493 and $693 for the three months ended March 31, 2016 and 2015, respectively.
The Company capitalized an aggregate of approximately $1,456 of costs associated with the original transaction and the amendment discussed in the preceding paragraph. The Company is amortizing the costs over the life of the facility. The Company recorded approximately $63 and $139 of expense for the three months ended March 31, 2016 and 2015, respectively, related to these capitalized costs.
CLO Warehouse Borrowing

Also included in debt are any warehouse lines outstanding associated with the Company’s CLOs. As of March 31, 2016 there was $119,480 outstanding for Telos 7 with a maturity date, unless earlier repaid, of January 9, 2017.
Operating Company believes it was in compliance with all of the financial covenants contained in the Credit Agreement as of March 31, 2016.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016
(in thousands, except share data)

Fortegra
Secured Credit Agreement - Wells Fargo Bank, N.A.

On December 4, 2014, Fortegra entered into an amended and restated $140,000 secured credit agreement (the Credit Agreement) among: (i) Fortegra and its wholly owned subsidiary LOTS Intermediate Co. (LOTS), as borrowers (Fortegra and LOTS, collectively, the Borrowers); (ii) the initial lenders named therein; and (iii) Wells Fargo Bank, National Association, as administrative agent, swingline lender, and issuing lender. The Credit Agreement provides for a $50,000 term loan facility and a $90,000 revolving credit facility. Subject to earlier termination, the Credit Agreement matures on December 4, 2019. The weighted average rate paid for the three months ended March 31, 2016 was 3.22%. The Borrowers are required to repay the aggregate outstanding principal amount of the initial $50,000 term loan facility in consecutive quarterly installments of $1,250 that commenced on March 2015.

Fortegra believes it was in compliance with the covenants required by the respective Credit Agreement in effect at March 31, 2016.

Revolving Line of Credit - Synovus Bank

Fortegra has a $15,000 revolving line of credit agreement (the Line of Credit) with Synovus Bank, entered into on October 9, 2013, with a maturity date of April 30, 2017.  The Line of Credit bears interest at a rate of 300 basis points plus 90-day LIBOR, and is available specifically for the South Bay premium financing product. The weighted average rate paid for the three months ended March 31, 2016 was 3.62%.

At March 31, 2016, Fortegra believes it was in compliance with the covenants required by the Line of Credit.

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

Luxury
Mortgage Warehouse Borrowing

As of March 31, 2016, Luxury has three separate uncommitted warehouse lines of credit in place with a combined maximum borrowing amount of $90,500. The credit agreements pay a floating rate of LIBOR plus 2.75% (with a minimum LIBOR of 3.00%) one of which matures on May 2016 and the other two on June 2016. Luxury’s three credit agreements contain customary financial covenants that require, among other items, minimum amounts of tangible net worth, profitability, maximum indebtedness ratios, and minimum liquid assets. As of March 31, 2016, Luxury believes it was in compliance or had obtained waivers of compliance with such financial covenants. Luxury’s ability to borrow under the warehouse line of credit agreements is not adversely affected by the waivers.

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
Mortgage Borrowing

In December 2013, Luxury entered into a mortgage note agreement with the Bank of Danbury. The mortgage note matures on January 2024 and the monthly payments are based upon a twenty-five year amortization schedule. The mortgage note has a floating rate of Prime plus 1.00%. The mortgage note is secured by the underlying rental property, a guaranty by Luxury, and a personal guaranty by one of the shareholders of Luxury.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016
(in thousands, except share data)

Reliance

As of March 31, 2016, Reliance has an uncommitted warehouse line of credit with a maximum aggregate borrowing amount of $50,000 and a maturity date of June 2016. The credit agreement, with Citibank, is collateralized by specific mortgage loans held for sale and pays a rate of one - month LIBOR plus margin. For the three months ended March 31, 2016, Reliance utilized approximately $35,898 of this line of credit.
Independently of the original line of credit Reliance entered into an agreement for an additional $1,000 with an expiration of August 31, 2016. As of March 31, 2016 there have been no amounts drawn on this facility.
In addition to the Citibank line of credit, a subsidiary of Tiptree entered into a warehouse credit facility with Reliance pursuant to which Tiptree may provide up to $20,000 to Reliance for the purpose of originating mortgage loans. As of the date of this report, no amounts are outstanding under this warehouse credit facility.
Siena

Revolving line of credit - Wells Fargo Bank

On July 25, 2013 Siena established a revolving line of credit with Wells Fargo Bank. As of March 31, 2016, this revolving line has a maximum borrowing amount of $75,000 with an interest rate of LIBOR plus 2.25% and a maturity date of October 17, 2019.

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

Care

Mortgage Borrowings

The three separate loans (each, a Greenfield VA Lease Loan and, collectively, the Greenfield VA Lease Loans) with KeyCorp Real Estate Capital Markets, Inc. (KeyCorp) have an aggregate balance of $14,729 as of March 31, 2016. The Greenfield VA Lease Loans bear interest at a fixed rate of 4.76%, amortize over a thirty-year period, provide for monthly interest and principal payments and mature on May 1, 2022. The Greenfield VA Lease Loans are secured by separate cross-collateralized, cross-defaulted first priority deeds of trust on each of the Greenfield VA Lease properties. As of March 31, 2016, management believes Care is in compliance with the representations and covenants for this loan transaction.

The two separate loans from Liberty Bank for the Calamar Properties have an aggregate balance of $17,286 as of March 31, 2016. Both of these loans amortize over a thirty year period at a weighted average fixed rate of 4.21% with one maturing on August 2019 and the other on February 2020. These loans are secured by separate first priority mortgages on each of the properties. As of March 31, 2016, management believes Care is in compliance with the representations and covenants for this loan transaction.

The two separate loans from First Niagara Bank for the Terraces Portfolio have an aggregate balance of $15,201 as of March 31, 2016. Both of these loans amortize over a twenty-five year period at a floating rate of LIBOR plus 2.50% and mature on December 2020. These loans are secured by separate first priority mortgages on each of the properties. As of March 31, 2016, management believes Care is in compliance with the representations and covenants for this loan transaction.

The two separate loans from First Niagara Bank for the Heritage Portfolio have an aggregate balance of $31,278 as of March 31, 2016. Both of these loans amortize over a twenty-five year period at a floating rate of LIBOR plus 2.75% and mature on November 2020. These loans are secured by separate first priority mortgages on each of the properties. As of March 31, 2016, management believes Care is in compliance with the representations and covenants for this loan transaction.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016
(in thousands, except share data)

The loan with Synovus Bank for the Greenfield Portfolio Managed Properties has an aggregate balance of $23,095 as of March 31, 2016. The loan includes 36 months of interest only payments and amortizes over a thirty year period at a floating rate of LIBOR plus 3.20% and matures on October 2019. The loan is secured by first priority mortgages on each of the properties. As of March 31, 2016, management believes Care is in compliance with the representations and covenants for this loan transaction.

The Housing and Urban Development loan from Red Mortgage Capital for the additional Heritage Portfolio seniors housing community has an aggregate balance of $5,909 as of March 31, 2016. The loan amortizes over a thirty year period at a fixed rate of 4.72% and matures on May 2040. The loan is secured by a first priority mortgage on the property. As of March 31, 2016, management believes Care is in compliance with the representations and covenants for this loan transaction.

Effective February 9, 2015, in connection with Care and Royal’s acquisition of five seniors housing communities, the parties entered into a $22,500, five year loan (subject to a holdback). The agreement includes 36 months of interest only payments and a $2,000 commitment which will be available to be drawn on between February 9, 2016 and February 9, 2019, subject to certain conditions. As of March 31, 2016, the loan had an aggregate balance of $19,998 and matures on February 2020. As of March 31, 2016, management believes Care is in compliance with the representations and covenants for this loan transaction.

Effective March 30, 2015, affiliates of Care secured a $39,500, 10 year loan (subject to a holdback), in connection with its acquisition of six seniors housing communities. The mortgage debt carries a fixed rate of 4.25% and matures on April 1, 2025. As of March 31, 2016, the loan had an aggregate balance of $38,700. As of March 31, 2016, management believes Care is in compliance with the representations and covenants for this loan transaction.

Effective January 20, 2016, in connection with Care and Heritage’s acquisition of one seniors housing community, the parties entered into a $28,000, 7 year loan, which includes 24 months of interest only payments. The loan carries a variable rate of 30-day LIBOR plus 2.05% and matures on January 31, 2023.  As of March 31, 2016, the loan had an aggregate balance of $28,000. As of March 31, 2016, management believes Care is in compliance with the representations and covenants for this loan transaction.

Effective March 1, 2016, in connection with Care and Royal’s acquisition of one seniors housing community, the parties entered into a $11,218, 5 year loan, which includes 36 months of interest only payments and a $1,000 commitment which will be available to be drawn on one year after closing, subject to certain conditions. The loan carries a variable rate of 30-day LIBOR plus 2.75% and matures on February 29, 2021.  As of March 31, 2016, the loan had an aggregate balance of $11,218. As of March 31, 2016, management believes Care is in compliance with the representations and covenants for this loan transaction.

Telos Credit Opportunities Fund
On May 5, 2015, a subsidiary of Telos Credit Opportunities Fund, L.P. (Telos Credit Opportunities), a leveraged loan fund in which Tiptree is the sole investor and which is managed by Tiptree’s Telos Asset Management LLC subsidiary, entered into an asset based secured credit facility of up to $100,000 with Capital One, N.A. as administrative agent and the lenders party thereto.
The credit agreement has a maturity date of May 5, 2020. As of March 31, 2016, $61,896 was outstanding under the credit agreement with a weighted average interest rate of 2.92% for the period ended March 31, 2016. On January 14, 2016, Telos COF I, LLC, a subsidiary of Telos Credit Opportunities, amended its existing credit agreement with Capital One, N.A., as administrative agent, and the other lenders party thereto. The amendment reduced the maximum size of the facility to $100,000 and increased advance rates on certain types of loans. Telos Credit Opportunities may prepay borrowings under the facility but is required to pay a prepayment premium expressed as a percentage of the amount prepaid as follows: 1.5% if prior to May 5, 2016 and 1% if prior to May 5, 2017.
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

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016
(in thousands, except share data)

(18) Other Liabilities and Accrued Expenses

The following table presents the components of Other liabilities and accrued expenses as reported in the Consolidated Balance Sheets:

	As of
	March 31, 2016	December 31, 2015
Trading liabilities, at fair value	$24,662	$22,152
Accrued interest payable	1,748	1,354
Due to broker and trustee	35,979	8,622
Accounts payable and accrued expenses	50,108	53,594
Other liabilities	10,845	8,698
Total other liabilities and accrued expenses	$123,342	$94,420

Unrealized losses recognized during the three months ended March 31, 2016 on trading liabilities still held at March 31, 2016 was $2,516.

(19) Stockholders’ Equity

As of March 31, 2016, Tiptree’s authorized capital stock consists of 100,000,000 shares of preferred stock, $0.001 par value, 200,000,000 shares of Class A common stock, $0.001 par value, and 50,000,000 shares of Class B common stock, $0.001 par value. As of March 31, 2016 and December 31, 2015, no shares of preferred stock were issued and outstanding.

As of March 31, 2016 and December 31, 2015, there were 34,914,772 and 34,899,833 shares of Class A common stock issued and outstanding, respectively. As of March 31, 2016 and December 31, 2015, there were 8,049,029 shares of Class B common stock issued and outstanding, respectively.

TFP owns a warrant to purchase 652,500 shares of Class A common stock at $11.33 per share which is immediately exercisable and expires on September 30, 2018.

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

For the three months ended March 31, 2016 and 2015, the Company declared dividends of $0.025, per common share of Class A stock, respectively on March 15, 2016 and March 31, 2015. The Company paid such dividends after the quarter end, on April 1, 2016 and April 23, 2015, respectively.

(20) Accumulated Other Comprehensive Income (Loss)

The following table presents the activity in accumulated other comprehensive income (loss) (AOCI), net of tax, for the following periods:

	Unrealized gains (losses) on
	Available for sale securities	Interest rate swap	Total
Balance at December 31, 2015	$(222)	$111	$(111)
Other comprehensive income (losses) before reclassifications	1,721	(89)	1,632
Amounts reclassified from AOCI	(37)	(207)	(244)
Period change	1,684	(296)	1,388
Balance at March 31, 2016	$1,462	$(185)	$1,277

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016
(in thousands, except share data)

The following table presents the reclassification adjustments out of AOCI included in net income and the impacted line items on the Consolidated Statement of Income (Loss) for the following periods:

	Three Months Ended March 31,
Components of AOCI	2016	2015	Affected line item in Consolidated Statement of Income (Loss)
Unrealized gains (losses) on available for sale securities	$57	$15	Net realized and unrealized gains (losses)
Related tax (expense) benefit	(20)	(5)	Provision for income tax
Net of tax	$37	$10

Unrealized gains (losses) on interest rate swap	$319	$(281)	Interest expense
Related tax (expense) benefit	(112)	98	Provision for income tax
Net of tax	$207	$(183)

(21) Stock Based Compensation

Equity Plans

2007 Manager Equity Plan
The Care Investment Trust Inc. Manager Equity Plan was adopted in June 2007 and will automatically expire on the 10th anniversary of the date it was adopted. As of March 31, 2016, 134,629 common shares remain available for future issuances. No shares have been issued since March 30, 2012 from this plan.

2013 Omnibus Incentive Plan
The Company adopted the Tiptree 2013 Omnibus Incentive Plan (2013 Equity Plan) on August 8, 2013 which permits the grant of stock units, stock, and stock options up to a maximum of 2,000,000 shares of Class A common stock. The general purpose of the 2013 Equity Plan is to attract, motivate and retain selected employees and directors for the Company, to provide them with incentives and rewards for performance and to better align their interests with the interests of the Company’s stockholders. Unless otherwise extended, the 2013 Equity Plan terminates automatically on the tenth anniversary of its adoption.

The table below summarizes changes to the issuances under the Company’s 2013 Equity Plan for the periods indicated:

Number of shares available
2013 Equity Plan
Available for issuance as of December 31, 2015	1,582,339
Shares and options issued and granted	(527,582)
Available for issuance as of March 31, 2016	1,054,757
Restricted stock units and restricted stock
A holder of the restricted stock units (RSUs), pursuant to the terms of the restricted stock unit agreement governing the awards, have all of the rights of a stockholder, including the right to vote and receive distributions. Generally, the RSUs shall vest and become nonforfeitable with respect to one-third of Tiptree shares granted on each of the first, second and third anniversaries of the date of the grant, and expensed using the straight-line method over the requisite service period as if the award was, in-substance, multiple awards.
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

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016
(in thousands, except share data)

The following table summarizes changes to the issuances of Class A common stock, restricted stock, and RSUs under the 2013 Equity Plan for the periods indicated:

	Number of shares issuable	Weighted Average Grant Date Fair Value
Unvested units as of December 31, 2015	128,323	$7.68
Granted (1)	276,345	5.76
Vested (1)	(164,191)	6.10
Unvested units as of March 31, 2016	240,477	$6.55
(1) Includes 130,946 of immediately vested Class A common stock with a grant date fair value of $750 to settle compensation accrued during the year ended December 31, 2015.
The Company values RSUs at their grant-date fair value as measured by Tiptree’s common stock price. Included in vested shares for 2016 are 646 shares surrendered to pay taxes on behalf of the employees with shares vesting. During the three months ended March 31, 2016, the Company granted 145,383 RSUs to employees of the Company, of which 111,759 vest over a period of three years that began in January 2016, and the remainder will vest over a period of two years beginning January 2016.

Stock Options

Option awards have been granted to the Executive Committee with an exercise price equal to the fair market value of our common stock on the date of grant; those option awards have a 10-year term and are subject the recipient’s continuous service, a market requirement, and generally vest over 5 years beginning on the 3rd anniversary of the grant date. Options granted during the quarter contained a market requirement that at any time during the option term, the 20-day volume weighted average stock price must exceed the December 31, 2015 book value per share. The market requirement may be met any time before the option expires and it only needs to be met once for the option to remain exercisable for the remainder of its term. If the market requirement is not met, but the service condition is met, the full amount of the compensation expense will be recognized over the appropriate vesting period.

The fair value of each option grant was estimated on the date of grant using a Black-Scholes-Merton option pricing formula embedded within a Monte Carlo model used to simulate the future stock prices of the Company, which assumes that the market requirement is achieved. Historical volatility was computed based on historical daily returns of the Company’s stock over a lookback period equal to 2.5 years from the grant date. The valuation is done under a risk-neutral framework using the 10-year zero-coupon risk-free interest rate derived from the Treasury Constant Maturities yield curve on the grant date. The current quarterly dividend of $0.025 was used to calculate a spot dividend yield as of the date of grant for use in the model.

The following table presents the assumptions used to estimate the fair values of the stock options granted for the following period:

Valuation Input	Three Months Ended March 31, 2016
	Range
	Low	High	Weighted Average
Historical Volatility	50.19%	50.46%	N/A
Risk-free Rate	1.93%	2.28%	N/A
Dividend Yield	1.70%	1.76%	N/A
Expected term (years)			6.5

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016
(in thousands, except share data)

The following table presents the Company's stock option activity for the current period:

	Options Outstanding	Weighted Average Exercise Price (in dollars per stock option)	Weighted Average Grant Date Value (in dollars per stock option)	Options Exercisable
Balance, December 31, 2015	—	$—	$—	—
Granted	251,237	5.69	2.62	—
Balance, March 31, 2016	251,237	$5.69	$2.62	—

Weighted average remaining contractual term at March 31, 2016 (in years)	9.8

Reliance Incentive Plan

In July 2015, Tiptree and Reliance established the Reliance Restricted Units Program under which Reliance is authorized to issue restricted stock units representing equity of Reliance to employees of Reliance. Two-thirds of the restricted stock units issued are subject to vesting based on the performance of Reliance and one-third vest annually in four equal installments, subject to continued employment. Following the fourth anniversary of issuance, vested restricted stock of Reliance may be exchanged at fair market value, at the option of the holder, for Tiptree Class A common stock. The Company has determined that the straight-line method will be used to recognize compensation expense for the time vesting Reliance restricted stock over the requisite service period of four years beginning in July 2015.  The Company has determined that the graded-vesting method will be used to recognize compensation expense for the performance vesting Reliance restricted stock. Compensation expense will be recognized if it is probable that the performance condition will be achieved and shall not be accrued if it is not probable that the performance condition will be achieved.  The Company must reassess the probability of satisfaction of the performance condition for the performance vesting Reliance restricted stock for each reporting period.
Stock-based Compensation Expense

The following table presents the total time-based and performance-based stock-based compensation expense and the related income tax benefit recognized on the Consolidated Statements of Income:

	Three Months Ended March 31,
	2016	2015
Payroll and employee commissions	$353	$69
Professional fees	35	38
Income tax benefit	(137)	(38)
Net stock-based compensation expense	$251	$69

Additional information on total non-vested stock-based compensation is as follows:

	At
	March 31, 2016
	Stock Options	Restricted Stock Awards and RSUs
Unrecognized compensation cost related to non-vested awards	$619	$1,406
Weighted - average recognition period (in years)	3.8	2.3

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016
(in thousands, except share data)

(22) Related Party Transactions

Tricadia Holdings, L.P.

On June 30, 2012, TAMCO, TFP and Tricadia Holdings LP (Tricadia) entered into a transition services agreement in connection with the internalization of the management of Tiptree (TSA). Pursuant to the TSA, Tricadia currently provides the Company with the services of its Executive Chairman as well as certain administrative and information technology. The TSA was assigned to the Company in connection with the Contribution Transactions. The Company pays Tricadia specified prices per service (detailed below) which totaled $114 and $333 for the three months ended March 31, 2016 and 2015, respectively.
The fees paid to Tricadia for services provided consisted of the following:

	Fees paid
	Three Months Ended March 31,
Service Provided	2016	2015
Personnel, including services of our Executive Chairman and personnel providing accounting services	$25	$113
Incentive compensation for providing services(1)	—	93
Legal and compliance services	—	38
Human resources, information technology and other personnel	28	28
Office space	61	61
(1) Represents cash bonuses and grant date fair value of immediately vested stock granted to Tricadia or its employees providing services to Tiptree pursuant to the TSA.

Mariner Investment Group LLC
TFP and Back Office Services Group, Inc. (BOSG) entered into an administrative services agreement on June 12, 2007 (Administrative Services Agreement), which was assigned to the Operating Company on July 1, 2013 in connection with the Contribution Transactions, under which BOSG provides certain back office, administrative and accounting services to the Company including the services of the Company’s Chief Accounting Officer. BOSG is an affiliate of Mariner Investment Group (Mariner). Under the Administrative Services Agreement, the Company pays BOSG a quarterly fee of 0.025% of the Company’s Net Assets, defined as the Company’s total assets less total liabilities, including accrued income and expense, calculated in accordance with GAAP. This fee totaled $100 and $95 for the three months ended March 31, 2016 and 2015, respectively. The Administrative Services Agreement has successive one year terms but may be terminated by the Company or BOSG upon 60 days prior notice.

The amount of receivable and payables as of the balance sheet date was not material.

(23) Income Taxes

The total income tax benefit of $2,439 and benefit of $1,496 for the three months ended March 31, 2016 and 2015, respectively, is reflected as a component of income/(loss) from continuing operations.

For the three months ended March 31, 2016, the Company’s effective tax rate (“ETR”) on income from continuing operations was equal to (49.0)% which does not bear a customary relationship to statutory income tax rates. The ETR for the three months ended March 31, 2016 is negative and lower than the U.S. federal statutory income tax rate of 35.0% primarily due to $4,044 of the discrete tax benefits for the period, primarily related to the tax restructuring that resulted in a consolidated corporate tax group effective January 1, 2016. See Note 1—Organization.

The ETR on income from continuing operations for the three months ended March 31, 2016 before the tax restructuring was 32.3%. This 32.3% ETR is lower than the U.S. federal statutory income tax rate of 35.0% primarily due to (i) the release of valuation allowances on net operating losses earned by on certain subsidiaries, offset by (ii) valuation allowances on net operating losses incurred by other subsidiaries and (iii) the impact of certain gains and losses treated discretely for the period.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016
(in thousands, except share data)

(24) Commitments and Contingencies

Contractual Obligations

The table below summarizes the Company’s contractual obligations by period that payments are due:

	As of
	March 31, 2016
	Less than one year	1-3 years	3-5 years	More than 5 years	Total
Operating lease obligations (1)	$5,186	$8,519	$5,376	$1,741	$20,822
Total	$5,186	$8,519	$5,376	$1,741	$20,822
(1) Minimum rental obligations for Tiptree, Care, MFCA, Siena, Luxury, Reliance and Fortegra office leases. For the three months ended March 31, 2016 and 2015, rent expense for the Company’s office leases were $1,691 and $986, respectively.

In addition, Tiptree’s subsidiary Siena issues standby letters of credit for credit enhancements that are required by their borrower’s respective businesses. As of March 31, 2016 there was $400 outstanding relating to these letters of credit.

Litigation
Tiptree’s Fortegra subsidiary is a defendant in Mullins v. Southern Financial Life Insurance Co., which was filed on February 2, 2006, in the Pike Circuit Court, in the Commonwealth of Kentucky. A class was certified on June 25, 2010. At issue is the duration or term of coverage under certain policies. The action alleges violations of the Consumer Protection Act and certain insurance statutes, as well as common law fraud. The action seeks compensatory and punitive damages, attorney fees and interest. Plaintiffs filed a Motion for Sanctions on April 5, 2012 in connection with Fortegra's efforts to locate and gather certificates and other documents from Fortegra's agents. While the court did not award sanctions, it did order Fortegra to subpoena certain records from its agents. Although Fortegra appealed the order on numerous grounds, the Kentucky Supreme Court ultimately denied the appeal in April 2014. Consequently, the court has appointed a special master to facilitate the collection of certificates and other documents from Fortegra's agents. On January 29, 2015, the trial court issued an Order denying Fortegra’s motion to decertify the class, which Fortegra has appealed. On July 8, 2015, the Kentucky Court of Appeals dismissed Fortegra’s appeal, on the grounds that the court lacked subject-matter jurisdiction. The Company appealed, and the Supreme Court of Kentucky denied discretionary review. No trial or hearings are currently scheduled.

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

(25) Earnings Per Share

The Company calculates basic net income per Class A common share based on the weighted average number of Class A common shares outstanding (inclusive of vested restricted share units). The unvested restricted share units have the non-forfeitable right to participate in dividends declared and paid on the Company’s common stock on an as vested basis and are therefore considered a participating security. The Company calculates basic earnings per share using the “two-class” method, and for the three months ended March 31, 2015, the loss from continuing operations available to common stockholders was not allocated to the unvested restricted stock units as those holders do not have a contractual obligation to share in net losses.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016
(in thousands, except share data)

Diluted net income per Class A common shares for the period includes the effect of potential equity of Siena, Reliance, and Operating Company as well as potential Class A common stock, if dilutive. For the three months ended March 31, 2015, the assumed exercise of all dilutive instruments were anti-dilutive, and therefore, were not included in the diluted net income per Class A common share calculation.

The following table presents a reconciliation of basic and diluted net income per common share for the following periods:

	Three Months Ended March 31,
	2016	2015
Net income (loss) from continuing operations	$7,414	$(4,364)
Less:
Net income (loss) from continuing operations attributable to non-controlling interests (1)	1,859	(1,739)
Net income from continuing operations allocated to participating securities	34	—
Net income (loss) from continuing operations available to Class A common shares	5,521	(2,625)

Discontinued operations, net	—	2,345
Less:
Net income from discontinued operations attributable to non-controlling interests (1)	—	699
Net income from discontinued operations available to Class A common shares	—	1,646

Net income (loss) available to Class A common shares - basic	$5,521	$(979)

Basic:
Income (loss) from continuing operations	$0.16	$(0.08)
Income from discontinued operations	—	0.05
Net income available to Class A common shares	0.16	(0.03)

Diluted:
Income (loss) from continuing operations	0.16	(0.08)
Income from discontinued operations	—	0.05
Net income (loss) available to Class A common shares	$0.16	$(0.03)

Weighted average Class A common shares outstanding:
Basic	34,976,485	32,138,455
Diluted	35,084,505	32,138,455
(1) For the three months ended March 31, 2016, the total net income (loss) attributable to non-controlling interest was $1,859, comprised of $1,859 due to continuing operations and $0 attributable to discontinued operations. For the three months ended March 31, 2015, the total net income attributable to non-controlling interest was $(1,040), comprised of $(1,739) due to continuing operations and $699 attributable to discontinued operations.
(26) Subsequent Events

On May 5, 2016, the Company’s board of directors declared a quarterly cash dividend of $0.025 per share to Class A stockholders with a record date of May 23, 2016, and a payment date of May 30, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to “Tiptree” or the “Company” mean Tiptree Financial Partners, L.P. (“TFP”) and Tiptree Operating Company, LLC (“Operating Company”) and their consolidated subsidiaries, together with the standalone net assets held by Tiptree Financial Inc. References to “Tiptree Financial” mean Tiptree Financial Inc.  Tiptree Financial is publicly traded and owns approximately 81% of TFP which owns 100% of Operating Company.

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

Since we acquired Reliance on July 1, 2015, the results of Reliance are not included in our specialty finance results for the three months ended March 31, 2015. The results of PFG, which was sold on June 30, 2015, are presented in discontinued operations for the quarter ended March 31, 2015, and are not included in the comparable results for 2016.

The Company has identified internal control deficiencies that in the aggregate resulted in material weaknesses as of December 31, 2015 that have not been fully remediated and tested. See “Item 4. Controls and Procedures” below for more details.

On January 1, 2016, the Company completed a tax restructuring to create a consolidated group for U.S. federal tax purposes, which is expected to create tax efficiencies going forward.

Market Trends

Our results of operations are affected by a variety of factors including, but not limited to, general economic conditions, consumer confidence, wage growth, business confidence and investment, GDP growth, home affordability, housing starts, market volatility, interest rates and spreads, impact of regulatory environment, and aging U.S. population demographics. The following current trends and market conditions specifically impacted our businesses in the first quarter.
Our businesses are impacted in various ways by changing interest rates. All of our businesses have used asset based and other financing to finance their business activities, much of which is floating rate debt. Demand for our specialty finance lending products can be impacted by interest rates, primarily mortgage rates and ten year Treasury rates. Certain of our subsidiaries have also entered into interest rate swap agreements to fix all or a portion of their interest rate exposure, some of which have currently been designated as hedging relationships for accounting purposes. Interest rates have remained relatively flat year-over-year, dampening our volume in the mortgage segment as less refinancing activity occurred. Since December 2015, interest rates have declined resulting in additional expenses in our real estate segment for the fair value effect of interest and swaps not currently designated in hedging relationships. The impact on each segment is discussed in more detail in the individual segment results below.
Along with interest rates, home sales and home price appreciation impact our mortgage segment originations. According to Fannie Mae, home sales were up 3.8% year-over-year but flat on a sequential quarter basis. Mortgage originations were down 16% year-over-year, driven primarily by a drop in refinance volumes. Industry factors impacted our year-over-year mortgage originations comparison as discussed in our Specialty Finance segment below.
A significant portion of our assets, including our CLO subordinated notes and other principal investments, are held at fair value and changes in fair value of these assets are reported quarterly as unrealized gains and losses in revenues. The dealer price quotes that we receive for our CLO subordinated notes are a function of the trading levels for similar securities and the results of cash flow analysis that the dealers, buyers and sellers, perform to determine price along with seller-specific liquidity issues. Recently, leveraged loan price volatility has been driven primarily by default expectations in the energy, metals and mining sectors. While we saw credit spreads stabilize toward the end of the first quarter, we expect volatility in the prices of leveraged loans and the valuation of CLO subordinated notes to continue throughout 2016. The ability to issue new CLOs is dependent, in part, on the amount of excess interest earned on a new CLO’s investments over interest payable on its debt obligations. If the spread is not attractive to potential CLO equity investors, we may not be able to sponsor the issuance of new CLOs. During the fourth quarter of 2015 and first quarter of 2016, there was a dislocation in the credit markets that significantly impeded CLO formation and created downward pressure of CLO manager fees for new CLOs. Continued dislocation in credit markets could impede our ability to launch new CLOs.
Summary Consolidated Statements of Income

($ in thousands)	Three months ended March 31,
	2016	2015
Total revenues	$131,806	$89,063
Total expenses	127,936	94,612
Net income (loss) attributable to consolidated CLOs	1,105	(311)
Income (loss) before taxes from continuing operations	4,975	(5,860)
Less: provision (benefit) for income taxes	(2,439)	(1,496)
Discontinued operations, net	—	2,345
Net income (loss) before non-controlling interests	7,414	(2,019)
Less: net income attributable to non-controlling interests	1,859	(1,040)
Net income (loss) available to common stockholders	$5,555	$(979)

Management uses EBITDA and Adjusted EBITDA, which are non-GAAP financial measures. The Company believes that use of these financial measures on a consolidated basis and for each segment provide supplemental information useful to investors as it is frequently used by the financial community to analyze performance period to period, to analyze a company’s ability to service its debt and to facilitate comparison among companies. The Company believes segment EBITDA and Adjusted EBITDA provides additional supplemental information to compare results among our segments. Adjusted EBITDA is also used in determining incentive compensation for the Company’s executive officers. These measures are not a measurement of financial performance or liquidity under GAAP and should not be considered as an alternative or substitute for net income.

Summary Adjusted EBITDA(1)

($ in thousands)	Three months ended March 31,
	2016	2015
Adjusted EBITDA from continuing operations of the Company	$15,323	$4,758
Adjusted EBITDA from discontinued operations of the Company	$—	$8,198
Total Adjusted EBITDA of the Company	$15,323	$12,956

(1) For further information relating to the Company’s Adjusted EBITDA, including a reconciliation to GAAP net income, see“—Non-GAAP Financial Measures” below.

Key Drivers of Results of Operations

The Company had net income before taxes from continuing operations of $5.0 million for the three months ended March 31, 2016, which was an increase of $10.8 million from the three months ended March 31, 2015. The key drivers of pretax results from continuing operations were improved profitability from our insurance and insurance services segment revenues and investment income, increased rental income in our senior housing real estate operations, and unrealized gains on principal investments partially offset by increased expenses in specialty finance and higher corporate expenses associated with our effort to improve our controls and financial reporting infrastructure.

A discussion of the changes in revenues, expenses and net income is presented below and in more detail in our segment analysis.

Revenues

For the three months ended March 31, 2016, the Company reported revenues of $131.8 million, an increase of $42.7 million from the three months ended March 31, 2015. The primary drivers of the increase in revenues were period-over-period improvements in earned premiums, service and administrative fees and investment income in our insurance and insurance services segment, the acquisition of Reliance in specialty finance and of senior housing properties at Care, and improvement in the performance of our principal investments.

Expenses

For the three months ended March 31, 2016, the Company had expenses of $127.9 million, an increase of $33.3 million from the three months ended March 31, 2015. The primary drivers of the increase in expenses were commission expenses in insurance and insurance services as a result of the growth in written premiums, higher payroll and commission expense primarily related to the addition of Reliance volume and an increase in headcount in specialty finance, increased operating expenses and depreciation and amortization associated with our increased investments in our real estate segment and increases in corporate payroll and professional expenses to improve our reporting and controls infrastructure.

Adjusted EBITDA from Continuing Operations

For the three months ended March 31, 2016, the Company reported Adjusted EBITDA from continuing operations of $15.3 million, an increase of $10.6 million from the three months ended March 31, 2015. The key drivers of the change in Adjusted EBITDA were the same as those which impacted our pretax income from continuing operations. The smaller increase versus that reported for pretax income from continuing operations was primarily driven by the elimination of period-over-period changes attributable to increased depreciation and amortization at our real estate segment and the purchase accounting impacts at our insurance and insurance services segment.

Total Adjusted EBITDA

The Company reported total Adjusted EBITDA for the three months ended March 31, 2016 of $15.3 million, an increase of $2.4 million from the three months ended March 31, 2015. The primary drivers of the increase were the same factors that impacted Adjusted EBITDA from continuing operations, partially offset by the loss of income from discontinued operations from 2015.

Income Before Non-Controlling Interests

The Company reported net income before non-controlling interests of $7.4 million in the three months ended March 31, 2016, an increase of $9.4 million from the three months ended March 31, 2015. The primary drivers of the year-over-year difference in net income before non-controlling interests were the same factors which impacted the year-over-year change from pre-tax income from continuing operations, plus a current period tax benefit of $2.4 million which was driven by discrete tax benefits of $4.0 million primarily from the tax restructuring effective January 1, 2016.

Net Income/(Loss) Available to Class A Common Stockholders

The Company reported net income to common shareholders of $5.6 million in the three months ended March 31, 2016, an increase of $6.5 million from the three months ended March 31, 2015. The key drivers of net income were consistent with those that contributed to the differences in income before non-controlling interests, partially benefiting from the exchange of non-controlling interests for Tiptree Financial’s Class A shares during the third quarter of 2015. As of March 31, 2016, the Class A common stockholders were entitled, directly or indirectly, to approximately 81% of the net income of the Company, compared to approximately 77% as of March 31, 2015. For more information on the Company’s structure, see Note 1—Organization, in the accompanying consolidated financial statements.

RESULTS OF OPERATIONS

Segment Results - Three Months Ended March 31, 2016 and March 31, 2015

($ in thousands)	Three Months Ended March 31, 2016 and March 31, 2015
	Insurance and insurance services		Specialty finance		Real estate		Asset management		Corporate and other		Totals
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Net realized and unrealized gains (losses)	$2,108	$(5)	$(96)	$715	$—	$(485)	$—	$—	$5,884	$(323)	$7,896	$(98)
Net realized and unrealized (losses) on mortgage pipeline and associated hedging instruments	—	—	(1,719)	—	—	—	—	—	—	—	(1,719)	—
Interest income	1,312	1,230	2,356	1,353	20	19	—	—	3,997	281	7,685	2,883
Service and administrative fees	30,310	21,927	—	—	—	—	—	—	—	—	30,310	21,927
Ceding commissions	10,703	9,937	—	—	—	—	—	—	—	—	10,703	9,937
Earned premiums, net	44,615	37,353	—	—	—	—	—	—	—	—	44,615	37,353
Gain on sale of loans held for sale, net	—	—	13,515	2,731	—	—	—	—	—	—	13,515	2,731
Loan fee income	—	—	2,334	1,399	—	—	—	—	—	—	2,334	1,399
Rental revenue	—	—	—	17	12,724	9,352	—	—	—	—	12,724	9,369
Other income	264	1,937	176	40	1,146	538	2,006	1,047	151	—	3,743	3,562
Total revenues	89,312	72,379	16,566	6,255	13,890	9,424	2,006	1,047	10,032	(42)	131,806	89,063

Interest expense	1,155	1,739	1,185	511	1,854	1,330	—	—	2,286	1,549	6,480	5,129
Payroll and employee commissions	9,587	10,405	11,468	3,724	5,638	3,923	1,241	848	2,674	1,441	30,608	20,341
Commission expense	33,038	16,528	—	—	—	—	—	—	—	—	33,038	16,528
Member benefit claims	5,750	7,579	—	—	—	—	—	—	—	—	5,750	7,579
Net losses and loss adjustment expense	17,948	12,450	—	—	—	—	—	—	—	—	17,948	12,450
Depreciation and amortization	3,983	11,954	202	122	4,130	3,388	—	—	62	—	8,377	15,464
Other expenses	8,854	7,698	4,694	1,463	6,127	4,964	105	162	5,955	2,834	25,735	17,121
Total expenses	80,315	68,353	17,549	5,820	17,749	13,605	1,346	1,010	10,977	5,824	127,936	94,612
Net income attributable to consolidated CLOs	—	—	—	—	—	—	1,000	1,837	105	(2,148)	1,105	(311)
Pre-tax income (loss)	$8,997	$4,026	$(983)	$435	$(3,859)	$(4,181)	$1,660	$1,874	$(840)	$(8,014)	$4,975	$(5,860)
Summary segment EBITDA and Adjusted EBITDA for continuing operations for the three months ended March 31, 2016 and March 31, 2015(1)

($ in thousands)	Three Months Ended March 31, 2016 and March 31, 2015
	Insurance and insurance services		Specialty finance		Real estate		Asset management		Corporate and other		Totals
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Segment EBITDA	$14,135	$17,719	$404	$1,068	$2,125	$537	$1,660	$1,874	$1,508	$(6,465)	$19,832	$14,733

Segment Adjusted EBITDA	$12,006	$8,236	$(730)	$557	$2,070	$556	$1,660	$1,874	$317	$(6,465)	$15,323	$4,758

(1) For further information relating to the Company’s Adjusted EBITDA, including a reconciliation to GAAP net income, see“—Non-GAAP Financial Measures” below.

Segment Assets as of - March 31, 2016 and December 31, 2015

($ in thousands)	Insurance and insurance services		Specialty finance		Real estate		Asset management		Corporate and other		Total
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Segment assets	$981,412	$929,054	$186,260	$208,201	$278,634	$230,546	$1,966	$1,820	$429,219	$396,537	$1,877,491	$1,766,158
Assets of consolidated CLOs											722,418	728,812
Total assets											$2,599,909	$2,494,970

Insurance and Insurance Services segment - operating results for the three months ended March 31, 2016 and March 31, 2015

The Company’s insurance and insurance services segment is comprised of its wholly-owned Fortegra subsidiary, which was acquired in December 2014. The acquisition of Fortegra resulted in purchase price accounting adjustments in our insurance and insurance services segment giving effect to the push-down accounting treatment of the acquisition. These adjustments include setting deferred cost assets to a fair value of zero, modifying deferred revenue liabilities to their respective fair values, and recording a substantial intangible asset representing the value of the business acquired (“VOBA”). The application of push-down accounting creates a modest impact to net income, but significantly impacts individual assets, liabilities, revenues, and expenses.

The following discussion of our insurance and insurance services segment also presents operating results and net revenues by product mix information as adjusted to eliminate the effects of purchase price accounting (“As Adjusted”). These As Adjusted results are a non-GAAP financial measure. Due to acquisition accounting, the line items through which revenue and expenses related to acquired contracts are recognized differ from those related to newly originated contracts.  As a result, eliminating the effects of purchase accounting provides for better period-over-period comparison of the underlying operating performance of the business and aligns more closely with the basis upon which management performance is measured. The Company believes that presenting this As Adjusted information provides useful information to investors regarding our insurance and insurance services segment operations period-over-period. In addition, management of the Company evaluates the operations of our insurance and insurance services segment using this As Adjusted information including for compensation of management of the Fortegra segment.

The following table presents our insurance and insurance services segment results on a GAAP basis and an As Adjusted basis (a non GAAP measure which excludes the effects of purchase price accounting).

	Three months ended March 31, 2016				Three months ended March 31, 2015
($ in thousands)	GAAP	Adjustments		Non-GAAP As Adjusted	GAAP	Adjustments		Non-GAAP As Adjusted
Revenues:
Earned premiums	$44,615	$—		$44,615	$37,353	$—		$37,353
Service and administrative fees	30,310	2,196	(2)	32,506	21,927	6,150	(2)	28,077
Ceding commissions	10,703	191	(3)	10,894	9,937	1,602	(3)	11,539
Interest income (1)	3,420	—		3,420	1,225	—		1,225
Other Income	264	—		264	1,937	—		1,937
Total revenues	89,312	2,387		91,699	72,379	7,752		80,131
Less:
Commission expense	33,038	4,263	(4)	37,301	16,528	16,854	(4)	33,382
Member benefit claims	5,750	—		5,750	7,579	—		7,579
Net losses and loss adjustment expenses	17,948	—		17,948	12,450	—		12,450
Net revenues	32,576	(1,876)		30,700	35,822	(9,102)		26,720
Expenses:
Interest expense	1,155	—		1,155	1,739	—		1,739
Payroll and employee commissions	9,587	—		9,587	10,405	—		10,405
Depreciation and amortization expenses	3,983	(1,487)	(5)	2,496	11,954	(9,389)	(5)	2,565
Other expenses	8,854	153	(6)	9,007	7,698	816	(6)	8,514
Loss on note receivable	—	—		—	—	—		—

	Three months ended March 31, 2016			Three months ended March 31, 2015
($ in thousands)	GAAP	Adjustments	Non-GAAP As Adjusted	GAAP	Adjustments	Non-GAAP As Adjusted
Total operating expenses	23,579	(1,334)	22,245	31,796	(8,573)	23,223
Income before taxes from continuing operations	$8,997	$(542)	$8,455	$4,026	$(529)	$3,497
_________________________________
(1) Includes net realized and unrealized gains and (losses) on investments.
(2) Represents service fee revenues that would have been recognized had purchase accounting effects not been recorded. Deferred service fee liabilities at the acquisition date were reduced to reflect the purchase accounting fair value.
(3) Represents ceding commission revenues that would have been recognized had purchase accounting effects not been recorded. Deferred ceding commissions liabilities at the acquisition date were reduced to reflect the purchase accounting fair value.
(4) Represents additional commissions expense that would have been recorded without purchase accounting; the values of deferred commission assets were eliminated in purchase accounting.
(5) Represents the removal of net additional depreciation and amortization expense that would not have been recorded without purchase accounting; fixed assets and amortizing intangible assets were adjusted in purchase accounting based on fair value analyses.
(6) Represents additional premium tax and other acquisition expenses that would have been recorded without purchase accounting; values of deferred acquisition costs were eliminated in purchase accounting.

Results

Insurance and insurance services segment pre-tax income was $9.0 million in the three months ended March 31, 2016, an increase of $5.0 million or 123.5% over the prior year period operating results. The primary drivers of the improvement in period-over-period results was a reduction in total operating expenses of $8.2 million, primarily in depreciation and amortization expenses associated with the VOBA, partially offset by a reductions in net revenues of $3.2 million driven by competition in the warranty segment.

As Adjusted pre-tax income was $8.5 million for the three months ended March 31, 2016, an increase of $5.0 million or 141.8%. The primary drivers of the period-over-period improvement include an increase in net revenues of $4.0 million driven by improvements in credit protection investment income, earned premiums and service fees. As Adjusted operating expenses were down $1.0 million as a result of cost actions taken throughout 2015 to reduce headcount and professional fees.

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

For insurance and insurance services, the main components of revenue are service and administrative fees, ceding commissions and earned premiums, net. Total revenues were $89.3 million for the three months ended March 31, 2016, up $16.9 million, or 23.4% over the prior year period. The increase was primarily driven by an increase in earned premiums of $7.3 million, or 19.4%, and increase of $8.4 million, or 38.2%, in service and administrative fees, and an increase of $2.2 million in investment income, slightly offset by a decrease of $5.4 million in period-over-period impacts of purchase accounting.

The following table presents As Adjusted product revenue mix within the insurance and insurance services segment for the three months ended March 31, 2016 and March 31, 2015. We use As Adjusted net revenues as another means of understanding product contributions to our results and provides a comparison of period-over-period risk retained by the Company. Net revenues also adds supplemental information for investors to understand profitability of various products after reinsurance, claims and losses.The following table should be read in conjunction with the table above, presenting As Adjusted results reconciled to GAAP results.

($ in thousands)	Credit Protection		Warranty		Specialty Products		Services and Other(1)		Insurance Total
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Income:
Earned premiums	$29,294	$27,700	$9,149	$6,939	$6,172	$2,714	$—	$—	$44,615	$37,353
Service and administrative fees	11,438	5,480	15,678	19,011	3,147	896	2,243	2,690	32,506	28,077
Ceding commissions	10,893	11,529	1	10	—	—	—	—	10,894	11,539
Interest income (2)	2,955	707	—	—	—	—	465	518	3,420	1,225
Other income	147	134	93	1,777	30	26	(6)	—	264	1,937
Total revenue	54,727	45,550	24,921	27,737	9,349	3,636	2,702	3,208	91,699	80,131

Income Adjustments:
Net losses and member benefit claims	7,228	6,950	10,510	11,114	5,953	1,909	7	56	23,698	20,029
Commissions	28,559	24,162	7,628	8,825	1,026	439	88	(44)	37,301	33,382
Total income adjustments	35,787	31,112	18,138	19,939	6,979	2,348	95	12	60,999	53,411

As Adjusted net revenues	$18,940	$14,438	$6,783	$7,798	$2,370	$1,288	$2,607	$3,196	$30,700	$26,720

(1) Services and Other include Consecta, Financial Services, Insurance Services, ImageWorks, VOBA and Other
(2) Includes net realized and unrealized gains (losses) on investments

As Adjusted net revenues is shown as total revenue less commissions paid to brokers, member benefit claims and net loss and loss adjustment expenses adjusted to eliminate the effects of purchase price accounting. We use As Adjusted net revenues as another means of understanding product contributions to our results. Period-over-period comparisons of total revenues are often impacted by our clients’ choice as to whether to retain risk, the impact of which is visible in this metric.

As Adjusted net revenues for the three months ended March 31, 2016 were $30.7 million, up $4.0 million or 14.9% from the comparable 2015 period. The increase was primarily driven by improvements in the credit protection and specialty products, as reduced claim activity and investment income drove the period-over-period favorability. Those improvements were dampened slightly by a reduction in period-over-period As Adjusted net revenues for cell phone warranty contracts as competitive pressures remain.

Credit protection As Adjusted net revenues for the three months ended March 31, 2016 were $18.9 million, higher than the comparable 2015 period operating results by $4.5 million or 31.2%. Warranty products, including cell phone protection, were $6.8 million for the three months ended March 31, 2016, down $1.0 million or 13.0% from the comparable 2015 period operating results. Specialty products As Adjusted net revenue for the three months ended March 31, 2016 were $2.4 million, up 84.0% from the prior year period operating results. Credit protection products and specialty products continue to provide opportunities for growth through a combination of expanded product offerings, new clients and geographic expansion in the latter case.

Net revenues are net of commission paid to brokers. Commission expense is incurred on most product lines, most of which are retrospective commissions paid to distributors and retailers selling our products, including credit insurance policies, motor club memberships, mobile device protection and warranty service contracts. Credit insurance commission rates are, in many cases, set by state regulators and are also impacted by market conditions and retention levels. Total commission expense of $33.0 million for the three months ended March 31, 2016, was driven by the increase in policies issued in the credit life and specialty auto warranty and insurance products. For the three months ended March 31, 2016, commission expense adjusted for the impact of purchase accounting was $37.3 million, up $3.9 million from the prior year period as a result of increased written premiums and policies issued.

There are two types of income reductions for claims payments under insurance and warranty service contracts: member benefit claims and net losses and loss adjustment expenses. Member benefit claims represent the costs of services and replacement devices incurred in car club and warranty protection service contracts. Net losses and loss adjustment expenses represent actual insurance claims paid, changes in unpaid claim reserves, net of amounts ceded, and the costs of administering claims for credit life and other insurance lines, such as non-standard auto. Incurred claims are impacted by loss frequency, which is a measure of the number of claims per unit of insured exposure, and loss severity, which is based on the average size of claims. Factors affecting loss frequency and loss severity include changes in claims reporting patterns, claims settlement patterns, judicial decisions, economic conditions, morbidity patterns and the attitudes of claimants towards settlements.

Member benefits claims and net losses and loss adjustment expenses, combined were $23.7 million for the three months ended March 31, 2016, with net losses and loss adjustments up $5.5 million period-over-period, partially offset by a reduction in member benefit claims of $1.8 million. The increase in net losses over the prior year period was a function of growth in earned premiums in non-standard auto and motor club and credit life, partially offset by lower claims in mobile devices.

Expenses

Operating expenses in the insurance and insurance services segment are composed of payroll and employee commissions, interest expense, professional fees, depreciation and amortization expenses and other expenses. Segment operating expenses in the three months ended March 31, 2016 were $23.6 million, a decrease of $8.2 million or 25.8% as compared to the previous year period costs. The primary driver of the period-over-period decrease was attributable to lower depreciation and amortization expense as a result of the decline in purchase accounting impact from the amortization of the fair value attributed to the insurance policies and contracts acquired, which was $1.5 million for the three months ended March 31, 2016 versus $9.4 million in the comparable 2015 period. As adjusted operating expenses of $22.2 million were down period-over-period as a result of the cost reduction efforts described above.

Payroll and employee commissions expense are the largest component of expenses and are composed of base salaries, employee commissions and accruals for employee paid time off and bonuses. Payroll and employee commission expense was $9.6 million for the three months ended March 31, 2016, down from the prior year period by $0.8 million as a result of cost reduction efforts.

Professional fees and other expenses were $8.9 million for the three months ended March 31, 2016, up $1.2 million period-over-period, as a result of an increase in premium taxes on earned premiums for credit and specialty products. Other expenses are primarily comprised of acquisition, advertising and event costs, bank and credit card processing fees, technology expenses, filing and licensing fees, premium taxes and office rent costs.

Depreciation and amortization expense of $4.0 million for the three months ended March 31, 2016 related primarily to the amortization of the intangible assets acquired, as mentioned above. The most significant of these expenses is the amortization of the fair value attributed to the insurance policies and contracts acquired, which had a value of $36.5 million as of the acquisition date and has a steep amortization curve. Amortization of this intangible asset was approximately $1.5 million for the three months ended March 31, 2016, as a significant portion was amortized in 2015.

For information relating to Fortegra’s debt and interest expenses, please refer to Note 17—Debt, net, of the accompanying financial statements.

Net Written Premiums

The following table presents product gross and net written premiums for the insurance and insurance services segment for the three months ended March 31, 2016 and March 31, 2015. Written premiums represent the amount of premiums customers are required to pay for insurance policies. This is different from premium earned, which is the amount of premiums earned by providing insurance against various risks.

($ in thousands)	Credit Protection		Warranty		Specialty Products		Services & Other		Insurance Total
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Gross written premiums	$107,182	$112,204	$12,045	$9,157	$63,264	$22,901	$9	$—	$182,500	$144,262
Ceded written premiums	(79,373)	(90,772)	(2,144)	(1,233)	(53,583)	(20,314)	(9)	—	(135,109)	(112,319)
Net written premiums	$27,809	$21,432	$9,901	$7,924	$9,681	$2,587	$—	$—	$47,391	$31,943

Total net premiums written for the three months ended March 31, 2016 were $47.4 million, up $15.4 million or 48.4% from the same period year-over-year. Credit protection net premiums written for the three months ended March 31, 2016 were $27.8 million, higher than the previous year period operating results by $6.4 million. Warranty products were $9.9 million, up $2.0 million from the prior year period operating results. Specialty products net written premiums for the three months ended March 31, 2016 were $9.7 million, up $7.1 million from the prior year period operating results.

Adjusted EBITDA

Insurance and insurance services segment adjusted EBITDA was $12.0 million for the three months ended March 31, 2016 an increase of $3.8 million for the same period year-over-year. The key drivers of Adjusted EBITDA growth was higher credit insurance and specialty products revenues and flat operating expenses, adjusted for the impact of purchase accounting effects, partially offset by lower warranty revenues driven by competition in the cell phone warranty business. See “Non-GAAP Financial Measures” below for a reconciliation to GAAP net income.

Specialty Finance segment - operating results for the three months ended March 31, 2016 and March 31, 2015

					Total
	Siena		Mortgage Business		Specialty Finance
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
($ in thousands)	2016	2015	2016	2015	2016	2015
Net realized and unrealized (losses) gains	$(96)	$—	$—	$715	$(96)	$715
Net realized and unrealized gains on mortgage pipeline and associated hedging instruments	—	—	(1,719)	—	(1,719)	—
Interest income	1,445	1,026	911	327	2,356	1,353
Gain on sale of loans held for sale, net	—	—	13,515	2,731	13,515	2,731
Loan fee income	903	837	1,431	562	2,334	1,399
Rental revenue	—		—	17	—	17
Other income	—	40	176	—	176	40
Total revenue	2,252	1,903	14,314	4,352	16,566	6,255
	`
Interest expense	332	232	853	279	1,185	511
Payroll and employee commissions	1,171	902	10,297	2,822	11,468	3,724
Depreciation and amortization	16	66	186	56	202	122
Other expenses	467	371	4,227	1,092	4,694	1,463
Total expense	1,986	1,571	15,563	4,249	17,549	5,820
Pre-tax income (loss)	$266	$332	$(1,249)	$103	$(983)	$435
The specialty finance segment is comprised of Siena, a commercial finance company, which is 62% owned by the Company and our mortgage origination business, which is conducted through two entities, Reliance, a mortgage originator, which is 100% owned as of July 1, 2015 and Luxury, a mortgage originator which is 67.5% owned by the Company.

Results

Specialty finance segment pre-tax loss was $1.0 million for three months ended March 31, 2016, compared with pre-tax income of $0.4 million for the same period in 2015. The key driver of the decrease was higher expense growth relative to volume growth, caused by investment in marketing expenses and costs of additional sales personnel. Growth in volume tends to lag the hiring of new loan officers as the full ramp up of productivity takes four to six months.

Segment revenues were $16.6 million for the three months ended March 31, 2016, compared with $6.3 million for the comparable 2015 period, an increase of $10.3 million or 164.8%. Segment expenses were $17.5 million in the three months ended March 31, 2016, compared with $5.8 million in the comparable 2015 period, an increase of $11.7 million or 201.5%. Higher expenses more than offset higher revenues, resulting in declining profitability year-over-year. Primarily drivers include unfavorable market conditions which dampened organic origination growth excluding the impact of Reliance acquisition, increasing payroll expenses as the businesses expand headcount to produce future originations, and increased professional expenses for audit and internal control over financial reporting.

Siena

Siena’s pre-tax net income was $266 thousand for the three months ended March 31, 2016, compared with pre-tax net income of $332 thousand for the comparable 2015 period. The decline in Siena’s results was driven by higher payroll and operating expenses, coupled with lower one time fee income, only partially offset by increased loan originations and higher utilization rates of facilities by borrowers.

Revenues

Siena’s revenues totaled $2.3 million for the three months ended March 31, 2016, compared with $1.9 million for the same period in 2015, an increase of $0.3 million or 18.3%. Siena had average earning assets of $57.0 million for the three months ended March 31, 2016, compared with $45.8 million for the comparable 2015 period, an increase of 24.5%. The increase in revenue was primarily driven by the increase in lending volume and interest margins, partially offset by lower one time fees and administrative fees.

Expenses

Siena’s expenses were $2.0 million in the three months ended March 31, 2016, compared with $1.6 million in the comparable 2015 period, an increase of $0.4 million or 26.4%. Siena’s expenses are comprised primarily of payroll and employee commissions, interest and other expenses. Growth in expenses was at a quicker pace than the increase in lending volume and primarily related to higher payroll costs as the Company added headcount to support current and future volume growth and improved control infrastructure which dampened pre-tax income.

Mortgage Business

The mortgage business’s pre-tax loss was $1.2 million for the three months ended March 31, 2016, compared with pre-tax income of $0.1 million for the same period in 2015, a decrease of $1.3 million. The decrease was primarily driven by increased expenses in the mortgage businesses which was only partially offset by the increased origination volume.

Mortgage origination volume improved 84.5% from $180.4 million for the three months ended March 31, 2015 to $332.8 million for the current year period while realizing 178.7 basis points improvement in revenue margins year-over-year. This was primarily a result of the inclusion of Reliance’s volume and increase in product mix towards higher margin Federal Housing Administration and the U.S. Department of Veterans Affairs (“FHA/VA”) and agency products.

Increased revenues were more than offset by higher expenses, which increased from $4.2 million for the three months ended March 31, 2015 to $15.6 million the three months ended March 31, 2016, primarily driven by non-commission based payroll expenses, for sales personnel and new loan officers and increased marketing expenses to support the expected volume growth from new loan officers. Increases in general expenses for audit, consulting, tax and licensing expenses as well as longer timelines to close new volume as a result of the implementation of new regulations were also factors in the increased expenses. As mentioned earlier, the increase in productivity for new sales staff to get to tenured levels is typically four to six months, resulting in a lag in volume.

Selected mortgage margin and product mix analysis for the three months ended March 31, 2016 and March 31, 2015

The table below presents the funded volume, brokered volume and sold volume of mortgage loans originated in our mortgage origination businesses as well as the mortgage margin, as measured in basis points, and product mix of such mortgage loans for the three months ended March 31, 2016 and 2015, respectively. “Volume” refers to the unpaid principal balance of the mortgage loan. The table is being provided to assist investors’ understanding of the key drivers of the quarter-over-quarter change in revenues and expenses.

($ in thousands)	Three Months Ended March 31,
	2016	2015
Funded volume	$317,808	$161,633
Brokered volume	14,999	18,748
Total origination volume	$332,807	$180,381

Sold volume	$348,559	$141,560
(basis points of total origination volume)
Net revenue	404.5	225.8
Expenses
Commissions	94.6	72.8
Non commission payroll expenses	214.8	86.0
Total other expense	132.6	61.3
Total expenses	442.0	220.1
Pretax income (loss)	(37.5)	5.7
Headcount	502	121	(1)
Percent of volume
Agency	35.1%	21.7%
FHA/VA	32.8	4.2
Jumbo/other	26.0	50.5
Total retail	93.9	76.4
Wholesale	1.6	13.2
Brokered	4.5	10.4
Total	100%	100%

(1) For comparative purposes, total headcount of our mortgage businesses within the specialty finance segment, including Reliance, in the first quarter of 2015 was 420 persons.

Revenues

Total origination volume increased from $180.4 million in the three months ended March 31, 2015 to $332.8 million in the three months ended March 31, 2016. Funded volume increased at a faster pace than brokered volume primarily due to the fact that the substantial majority of Reliance’s volume is in this category. Total sold volume in the three months ended March 31, 2016 was $348.6 million, up from $141.6 million in the comparable 2015 period. The primary driver of the increase in volume was the acquisition of Reliance.

Net revenue margins also improved in the three months ended March 31, 2016. The primary driver of the improved margins was the higher mix of FHA/VA and agency volumes. Agency and FHA/VA originations tend to have higher net revenue margin than jumbo and brokered volumes.

Mortgage business revenues for the three months ended March 31, 2016 were $14.3 million compared with $4.4 million for the three months ended March 31, 2015, an increase of $10.0 million or 228.9%. The revenue improvement was driven primarily by the inclusion of Reliance’s originations, which resulted in both higher funding volume and improved margins. Revenues earned by the mortgage business are comprised of gain on sale on mortgages originated and sold to investors, gains and losses on the mortgage pipeline of interest rate lock commitments and mortgage loans held for sale and the associated hedges, net interest income on mortgages held for sale, and fees associated with the mortgage origination business. Loan fees are primarily comprised loan application fees, appraisal fees, document preparation fees, broker fees earned and loan underwriting fees.

Expenses

Mortgage business expenses, for the three months ended March 31, 2016 were $15.6 million compared with $4.2 million for the comparable period in 2015, an increase of $11.3 million or 266.3%. Expenses are composed of payroll and employee commissions, professional fees and other expenses. The primary driver of higher expenses was a combination of the inclusion of Reliance, and higher payroll and other employee expenses plus higher marketing costs to support the higher number of sales personnel. In the first quarter, growth in expenses outpaced growth in funded volumes as the businesses increased headcount. On a comparable basis, including Reliance headcount from March 31, 2015, headcount increased by 19.5% which was a driver of increased expenses. Typically there is a lag in increased originations as a result of the time for new loan officers to improve productivity which impacted the higher growth in expenses relative to revenue. In addition, volume was impacted by unfavorable industry conditions particularly for refinance volumes. Additionally, slight increases in general expenses for audit, consulting, tax and licensing expenses were incurred.

Adjusted EBITDA

Specialty finance segment Adjusted EBITDA was a loss of $0.7 million for the three months ended March 31, 2016 compared to income of $0.6 million in the prior year period. The decline in Adjusted EBITDA was driven by the increased expenses, which more than offset increases in volume and revenue from the Reliance acquisition. See “Non-GAAP Financial Measures” below for a reconciliation to GAAP net income.

Real Estate segment - operating results for the three months ended March 31, 2016 and March 31, 2015

	Real Estate segment
	Three months ended March 31,
($ in thousands)	2016	2015
Net realized and unrealized gains (losses)	$—	$(485)
Interest income	20	19
Rental revenue	12,724	9,352
Other income	1,146	538
Total revenue	13,890	9,424

Interest expense	1,854	1,330
Payroll and employee commissions	5,638	3,923
Depreciation and amortization	4,130	3,388
Other expenses	6,127	4,964
Total expense	17,749	13,605
Pre-tax income (loss)	$(3,859)	$(4,181)

The Company’s real estate segment consists of its wholly-owned Care subsidiary, which primarily acquires and operates seniors housing properties. On January 20, 2016, affiliates of Care and affiliates of Heritage acquired a senior housing community for $39.1 million which is managed by an affiliate of Heritage under a management contract. On March 1, 2016, affiliates of Care and affiliates of Royal acquired a senior housing community and adjacent land for $16.0 million. The senior housing community is managed by an affiliate of Royal under a management contract. As of March 31, 2016, Care’s portfolio consists of 26 properties across 10 states primarily in the Mid-Atlantic and Southern United States comprised of 11 Triple Net Lease Properties and 15 Managed Properties.

In Triple Net Lease Properties, Care only owns the real estate and enters into a long term lease with an operator who is typically responsible for bearing operating costs, including maintenance, utilities, taxes, insurance, repairs and capital improvements. Triple Net Lease Properties are not consolidated since Care does not manage or own the underlying operations. For Triple Net Lease Properties operations, Care recognizes primarily rental income from the lease since substantially all expenses are passed through to the tenant. In Managed Properties, Care generally owns between 65-80% of the real estate and the operations with affiliates of the management company owning the remainder. Care therefore consolidates all of the assets, liabilities, income and expense of the Managed Properties operations in segment reporting.

We evaluate performance of our real estate segment based on net operating income (“NOI”). We consider NOI as an important supplemental measure used to evaluate the operating performance of our real estate segment because it allows investors, analysts and our management to assess our unleveraged property-level operating results and to compare our operating results between periods and to the operating results of other real estate companies on a consistent basis. We define NOI as total revenue less property operating expense. Property operating expenses and resident fees and services are not relevant to Care’s Triple Net

Lease Properties since Care does not manage the underlying operations and substantially all expenses are passed through to the tenant. Our calculation of NOI may differ from similarly titled non-GAAP financial measures used by other companies. NOI is not a measure of financial performance or liquidity under GAAP and should not be considered a substitute for pre-tax income. The following tables present revenues and expenses, which include amounts attributable to non-controlling interests, by property type in our real estate segment for the three months ended March 31, 2016 and 2015, respectively.

Reconciliation of NOI to Pre-tax Income

	Three months ended March 31, 2016			Three months ended March 31, 2015
($ in thousands)	Triple Net Lease Operations	Managed Properties	Consolidated	Triple Net Lease Operations	Managed Properties	Consolidated
Revenues
Resident fees and services	$—	$882	$882	$—	$436	$436
Rental revenue	1,844	10,880	12,724	1,058	8,294	9,352
Less: Property operating expenses	—	8,705	8,705	—	6,661	6,661
Segment NOI	$1,844	$3,057	$4,901	$1,058	$2,069	$3,127

Other income			$284			$(365)

Less: Expenses
Interest expense			1,854			1,330
Payroll and employee commissions			658			593
Depreciation and amortization			4,130			3,388
Other expenses			2,402			1,632
Pre-tax income (loss)			$(3,859)			$(4,181)

Results

Care had a pre-tax loss of $3.9 million for three months ended March 31, 2016, compared with pre-tax loss of $4.2 million for the same period in 2015. In February and March of 2015, Care made significant investments in 11 senior housing properties. The increase in the number of properties in the first quarter of 2016 and 2015 generated higher rental and other income in the 2016 period compared with the comparable 2015 period, however the Company also incurred additional depreciation, amortization and interest expenses as a consequence of the growth in Care’s property portfolio.

Care’s segment NOI was $4.9 million for the three months ended March 31, 2016, compared with $3.1 million in the prior year period, an increase of $1.8 million or 56.7%, primarily as a result of an increase in rental revenue partially offset by increased property operating expenses.

Revenues

Care’s total revenues were $13.9 million for the 2016 period, compared with $9.4 million for the comparable 2015 period, an increase of $4.5 million or 47.4%. Rental income in the 2016 period was $12.7 million, compared with $9.4 million for the comparable 2015 period, an increase of $3.4 million or 36.1%. Care earned other income of $1.1 million in the 2016 period, compared to $0.5 million in the comparable 2015 period. Other income was comprised of resident fees and reimbursable escrow earnings. The increase in rental revenue and other income was mainly due to the addition of eleven Managed Properties, including the properties managed by Royal which were added in the first quarter of 2015 and properties managed by Royal and Heritage which were added in the first quarter of 2016.

Expenses

Care’s expenses for three months ended March 31, 2016 were $17.7 million, compared with $13.6 million for the same period in 2015, an increase of $4.1 million or 30.5%. Care’s expenses are comprised of interest expenses on Care’s borrowings, payroll expenses (including employees of the managers at each of Care’s Managed Properties), professional fees, depreciation and amortization of properties and leases acquired and other expenses.

The primary increases period-over-period include property operating expenses of $2.0 million, interest expense of $0.5 million, and depreciation and amortization expenses of $0.7 million, offset by a reduction in acquisition and other costs of $0.8 million. The increase in property operating expenses was primarily attributable to consolidation of the expenses of the 5 Managed

Properties acquired in the first quarter of 2015 and 2 acquired in the first quarter of 2016, which also included an increase in amortization of in-place leases acquired.

Additionally, the Company is party to interest rate swaps in order to economically hedge interest rate risk associated with its real estate portfolio debt. These instruments swap fixed to floating rate cash streams in order to maintain the economics on this mortgage debt. Given movements in interest rates over the three months ended March 31, 2016, an unrealized loss was recorded in other expenses for $1.4 million.

Adjusted EBITDA

Care had Adjusted EBITDA of $2.1 million for the three months ended March 31, 2016, compared to $0.6 million in the three months ended March 31, 2015 with the drivers being the same as mentioned above for pre-tax income. See “Non-GAAP Financial Measures” below for a reconciliation to GAAP net income.

Asset Management segment - operating results for the three months ended March 31, 2016 and March 31, 2015

($ in thousands)	Asset Management segment
	Three months ended March 31,
	2016	2015
Fees earned from CLOs	$2,620	$2,820
Other management fee income	46	64
Other income	340	—
Total revenue	3,006	2,884

Payroll and employee commissions	1,241	848
Other expenses	105	162
Total expense	1,346	1,010

Pre-tax income	$1,660	$1,874

The Company’s asset management segment generates fee income from the CLOs under management and from its management of NPPF 1, a portfolio of tax-exempt securities owned by third-party investors. Total fee earning AUM of our asset management segment as of March 31, 2016 was $1.9 billion, of which $1.8 billion was attributable to the CLO business and $137.6 million was attributable to NPPF 1. As of March 31, 2015 total fee earning AUM was $2.0 billion of which $1.9 billion was attributable to the CLO business and $153.7 million was attributable to NPPF 1.

AUM for March 31, 2016 excludes Telos 7 of $167.8 million and Telos Credit Opportunities Fund of $86.6 million. The Company’s AUM in CLOs decreased approximately $115 million over the prior period, whereas the AUM from NPPF 1 declined by $16.1 million as it is in run-off. For a review of the inter-segment allocation of revenues from CLOs under management, please refer to “—Net Income attributable to CLOs managed by the Company” below.

Results

Pre-tax net income for the asset management segment was $1.7 million for the three months ended March 31, 2016, compared with pre-tax net income of $1.9 million for the prior year period, a decrease of $0.2 million. The key drivers of decline were a reduction in management fees by $0.2 million, offset by an increase an increase in other income of $0.3 million, and further reduced by an increase of payroll and employee commissions of $0.4 million. The reduction in management fees was driven by a combination of AUM declines in our older CLOs which are past their reinvestment periods and lower fees in our more recent CLOs as described below. The other income was a gain on extinguishment of an obligation to share future management fees for an amount that was significantly below its carrying value.

Revenues

Asset management fees totaled $3.0 million in the three months ended March 31, 2016, compared to $2.9 million for the prior year period. Although the number of CLOs under management remained the same for the period reported, fees earned from CLOs declined between the three months ended March 31, 2015 and the three months ended March 31, 2016. The decrease was due principally to the reduction in management fees and lower incentive fees earned on Telos 1 and Telos 2, which were issued in 2006 and 2007 and are now past their reinvestment period and whose assets are declining. This decline was offset by the gain on extinguishment of an obligation to share future management fees, mentioned above.

Expenses

Total expenses for the asset management segment were $1.3 million for the three months ended March 31, 2016, compared with $1.0 million for the three months ended March 31, 2015, which is driven by higher incentive compensation expense for the three months ended March 31, 2016, reflective of the period-over-period comparison to the prior year.

Adjusted EBITDA

Asset management segment adjusted EBITDA was $1.7 million for 2016 compared to $1.9 million in the prior year. The decline was driven by the same factors discussed above. See “Non-GAAP Financial Measures” below for a reconciliation to GAAP net income.

Net Income attributable to CLOs managed by the Company - for the three months ended March 31, 2016 and March 31, 2015

The Company earns revenues from CLOs under management which comprise fees earned for managing the CLOs, distributions received from the Company’s holdings of subordinated notes issued by the CLOs and realized and unrealized gains and losses from the Company’s holdings of subordinated notes. The management fees earned from the CLOs described below are reported in the asset management segment, while the sum of distributions earned and gains and losses on the Company’s holdings of subordinated notes issued by the CLOs are reported as net income (loss) attributable to the consolidated CLOs in the Company’s corporate and other segment.

The table below shows the Company’s share of the results attributable to the CLOs some of which are consolidated and some of which are not consolidated, which is a non-GAAP measure, for the three months ended March 31, 2016, which management believes is helpful for period-over-period comparative purposes. For the three months ended March 31, 2015, the residual interests in Telos 2 and Telos 4 are presented in the Consolidated column, as we did not sell our subordinated notes portfolio until the second quarter of 2015. In the three months ended March 31, 2016, fees on Telos 2 and Telos 4 are presented in the Other column.

($ in thousands)	Net Income attributable to CLOs managed by the Company
	Three months ended March 31,
	2016			2015
	Consolidated	Not consolidated(1)	Non-GAAP total	Consolidated(2)	Not consolidated(1)	Non-GAAP total
Management fees paid by the CLOs to the Company(3)	$669	$1,951	$2,620	$1,837	$984	$2,821
Distributions from the subordinated notes held by the Company	2,749	72	2,821	5,657	69	5,726
Realized and unrealized (losses) gains on subordinated notes held by the Company	(2,313)	(292)	(2,605)	(7,805)	—	(7,805)
Net (loss) income attributable to the CLOs	$1,105	$1,731	$2,836	$(311)	$1,053	$742

(1) Represents amounts from Telos 1, Telos 2, Telos 3 and Telos 4, which have been deconsolidated for the period that we did not own the subordinated notes. See Note 16—Assets and Liabilities of Consolidated CLOs, in the accompanying consolidated financial statements, regarding the deconsolidation of certain of our CLOs.
(2) Includes amounts from Telos 2 and Telos 4 of $1.2 million which were deconsolidated and sold in the second quarter of 2015.
(3) Management fees to Telos are shown net of any management fee participation by Telos to others.

All comparisons reference the Total column in the table above. Including the net income from our deconsolidated CLOs, pre-tax income from the Company’s CLO business was $2.8 million for the three months ended March 31, 2016, compared with pre-tax income of $0.7 million in 2015. The primary driver of the year-over-year increase of $2.1 million was lower realized and unrealized losses incurred on the Company’s holdings of subordinated notes which was only partially offset by reduced distributions from the subordinated notes. The lower management fees were due to the runoff of Telos 1 and Telos 2, which are past their reinvestment period, plus the impact of lower fees on later CLOs. The lower distributions from the subordinated notes in 2016 compared to the prior year is primarily due to our sales of CLO subordinated notes during the second quarter of 2015. The realized and unrealized losses in the three months ended March 31, 2016 and March 31, 2015 were due to the mark-to-market write-down in our retained CLO subordinated note holdings.

Corporate and Other segment - operating results for the three months ended March 31, 2016 and March 31, 2015

($ in thousands)	Corporate and Other segment
	CLO subordinated notes and tax exempt securities				Credit investments		Corporate		Total
	Three months ended March 31,				Three months ended March 31,		Three months ended March 31,		Three months ended March 31,
	2016		2015		2016	2015	2016	2015	2016	2015
Net realized and unrealized gains (losses)	$(1,424)	(1)	$352	(2)	$1,486	$—	$5,822	$(675)	$5,884	$(323)
Interest income	218		238		3,721	—	58	43	3,997	281
Other income	—		—		—	—	151	—	151	—
Total revenue	(1,206)		590		5,207	—	6,031	(632)	10,032	(42)

Interest expense			—		1,191	—	1,095	1,549	2,286	1,549
Payroll and employee commissions	55		33		—	—	2,619	1,408	2,674	1,441
Depreciation and amortization	—		—		—	—	62	—	62	—
Other expenses	72		59		1,174	—	4,709	2,775	5,955	2,834
Total expense	127		92		2,365	—	8,485	5,732	10,977	5,824
Distributions from the subordinated notes held by the Company	2,749		5,657			—	—	—	2,749	5,657
Realized and unrealized (losses) gains on subordinated notes held by the Company	(2,644)		(7,805)		—	—	—	—	(2,644)	(7,805)
Pre-tax income (loss)	$(1,228)		$(1,650)		$2,842	$—	$(2,454)	$(6,364)	$(840)	$(8,014)

(1) Tax exempt securities and Telos 1.
(2) Tax exempt securities only.

The Company’s corporate and other segment incorporates revenues from the Company’s principal investments which include CLOs, tax exempt securities, income from the Company’s credit investment portfolio and net gains or losses from the Company’s corporate finance activity, including the interest rate and credit derivative risk mitigation transactions. Segment expenses include interest expense on the Fortress credit facility and head office payroll, professional fees and other expenses.

CLO subordinated notes and Tax exempt securities

In the three months ended March 31, 2016, the Company had a pre-tax loss of $1.2 million on these portfolios, compared with a loss of $1.7 million in the three months ended March 31, 2015. The primary driver of the loss in 2016 was the sale of the remainder of the company’s tax-exempt securities portfolio in March 2016 for $8.9 million in proceeds and a loss on sale of $1.0 million.

The Company’s CLO subordinated notes portfolio consists of subordinated notes and related participations in management fees issued primarily by CLOs managed by the Company (“CLO holdings”). As of March 31, 2016 and March 31, 2015, the Company’s CLO holdings of subordinated notes and related participations, at fair value, were $26.4 million and $86.5 million respectively. On April 5, 2016 the Company purchased $26.0 million of subordinated notes of Telos CLO 2016-7, Ltd. (“Telos 7”).

For the three months ended March 31, 2016, the Company earned pre-tax income of $0.1 million on its CLO holdings, which comprised net distributions received of $2.7 million and realized and unrealized net losses of $2.6 million. For the three months ended March 31, 2015, CLOs recorded a loss of $2.1 million, comprising of $5.7 million cash distributions and $7.8 million of unrealized losses. The decline in distributions is a result of lower overall subordinated note holdings and the reduction in the realized and unrealized losses was due to a relatively flat marked-to-market position in the 2016 period as compared to the movement in interest rates during the comparable 2015 period.

Credit investments

The Company’s credit investment portfolio comprises its loan warehouse, credit opportunity fund and investments in NPLs. The Company establishes loan warehouse credit facilities which are designed to hold loans until new CLOs are formed. The Company established a warehouse facility in the third quarter of 2015 to purchase loans in anticipation of the subsequent launch of Telos 7. For the three months ended March 31, 2016, the Telos 7 warehouse earned $2.0 million of pre-tax income comprised of $2.2 million of interest income, $0.6 million of unrealized gains, offset by $0.8 million of interest and other expenses. The Telos 7 warehouse had not been formed in the prior year period. On April 5, 2016, Telos 7 changed from a warehouse to a CLO.

The Company also commenced its credit opportunities strategy in the second quarter of 2015 with the purchase of a pool of loans of middle-market borrowers. The Company has leveraged its principal investment of $25.0 million with an asset based secured credit facility, whereby the Company may borrow up to $100 million. The Company bears the first loss on any defaults in the pool of loans. As of March 31, 2016, the Company had drawn $61.9 million of the facility. The Credit Opportunities fund earned $0.8 million of pre-tax income driven by $1.5 million interest income, which was offset by $0.1 million unrealized losses and $0.6 million of interest and other expenses.

In the first quarter of 2016, the Company purchased an additional $11.9 million in NPLs, bringing the Company’s total investment in NPLs to $51.6 million. As of March 31, 2016, the fair value of the Company’s NPL portfolio and related REOs was $52.6 million. The mortgage loans were purchased at a discount to their unpaid principal balances and the estimated value of the underlying real estate. The goal of the strategy is to earn a return on the investment through a restructuring and subsequent reselling of the mortgage at a gain or through foreclosure on the property and selling the property at a gain. The Company began investing in NPLs in the second quarter of 2015 and expects to continue to report minimal income through the first half of 2016, until realizations on sales of loans and/or real estate properties begin to occur in the second half of the year as costs and expenses are typically recognized at the beginning of the overall investment period while profits are realized later. For the three months ended March 31, 2016, the Company reported a slight loss, with gains and early realizations more than offset by expenses related to establishing the strategy and purchasing the portfolio.

Corporate

Corporate revenues comprise net realized and unrealized gains and losses on the Company’s credit mitigation transactions and other corporate investments.

Net revenue from Corporate investments was $6.0 million in the three months ended March 31, 2016, compared with net losses of $0.6 million in the three months ended March 31, 2015. The increase was primarily the result of $5.8 million unrealized gains on investments in the three months ended March 31, 2016, compared with net unrealized losses of $0.7 million in the three months ended March 31, 2015. Interest and other income also increased from $43 thousand to $209 thousand from the prior year period. The significant unrealized gains $3.9 million for investments in the Star Asia Entities and $2.3 million on other principal investments. Subsequent to the end of the first quarter, on April 8, 2016 the Company sold 6.0 million shares of Star Asia for an aggregate $13.4 million, representing a gain to December 31, 2015 book value of $4.4 million, of which $3.9 million was recorded at March 31, 2016. The Company expects to record the remainder in the second quarter of 2016.

Corporate interest expense was $1.1 million in the three months ended March 31, 2016, compared to $1.5 million in the three months ended March 31, 2015. This interest expense is primarily interest on borrowings under the Company’s credit agreement with Fortress, which declined period-over-period. Further details of the Company’s borrowings under the Fortress credit agreement are provided in Note 17—Debt, in the accompanying consolidated financial statements.

Corporate and other operating expenses include payroll, professional fees and other expenses. Payroll expenses, which include salaries, bonuses and benefits of $2.6 million in the three months ended March 31, 2016, compared to $1.4 million in the three months ended March 31, 2015. Corporate payroll expense includes the expense of head office management, legal and accounting staff. Payroll expenses increased in the 2016 period as the Company expanded its staff as a result of our efforts to improve our reporting and controls infrastructure and higher accrued incentive compensation expense for the three months ended March 31, 2016 as compared to the prior year period as a result of higher Adjusted EBITDA period-over-period.

Other expenses were $4.7 million in the three months ended March 31, 2016 as compared to $2.8 million in the three months ended March 31, 2015. Other expenses primarily consisted of professional fees, insurance, office rent and other office costs and travel expenses. Other expenses increased in the 2016 period as a result of a combination of increased audit and compliance expenses related to internal controls over financial reporting due to increased compliance costs associated with being an accelerated filer combined with the additional integrations and other costs from on-boarding the new acquisitions.

Provision for income taxes

The total income tax benefit of $2.4 million and benefit of $1.5 million for the three months ended March 31, 2016 and 2015, respectively, is reflected as a component of income / (loss) from continuing operations.
For the three months ended March 31, 2016, the Company’s effective tax rate (“ETR”) on income from continuing operations was equal to (49.0)% which does not bear a customary relationship to statutory income tax rates. The ETR for the three months ended March 31, 2016 is negative and lower than the U.S. federal statutory income tax rate of 35% primarily due to $4.0 million of the discrete tax benefits for the period, primarily related to the tax restructuring that resulted in a consolidated corporate tax group effective January 1, 2016. See Note 1—Organization, in the accompanying consolidated financial statements.

The ETR on income from continuing operations for the three months ended March 31, 2016 before the tax restructuring benefit was 32.3%. This 32.3% ETR is lower than the U.S. federal statutory income tax rate of 35% primarily due to the release of valuation allowances on net operating losses earned by on certain subsidiaries, offset by valuation allowances on net operating losses incurred by other subsidiaries and the impact of certain gains and losses treated discretely for the period.

Discontinued operations, net

The Company completed its sale of PFG during the second quarter of 2015. Net income from PFG discontinued operations was $2.3 million in the first quarter of 2015. As such, there was no income from discontinued operations in the three months ended March 31, 2016 compared to $2.3 million for the three months ended March 31, 2015. For further information relating to the sale of PFG see Note 4—Dispositions, Assets Held for Sale and Discontinued Operations, in the accompanying consolidated financial statements.

Balance Sheet Information - as of March 31, 2016 compared to the year ended December 31, 2015

Tiptree Financial’s total assets were $2.6 billion as of March 31, 2016, compared to $2.5 billion as of December 31, 2015. The $0.1 billion increase in assets is primarily attributable to acquisitions in our real estate segment, increases in loans at fair value, as well as increases in accounts premiums and re-insurance receivables at Fortegra, offset slightly by a reduction in cash and Mortgage loans held for sale.

Total stockholders’ equity of Tiptree Financial was $318.4 million as of March 31, 2016 compared to $312.8 million as of December 31, 2015. The primary reason for the change in Tiptree Financial’s stockholders’ equity was from the increases due to shares issued for compensation, changes in non-controlling interests and net income, offset by decreases related to dividends paid and stock purchased under the stock purchase plans described below in “Part II—Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.”

Non-GAAP Financial Measures

Management uses EBITDA and Adjusted EBITDA, which are non-GAAP financial measures. The Company believes that use of these financial measures on a consolidated basis and for each segment provide supplemental information useful to investors as it is frequently used by the financial community to analyze performance period to period, to analyze a company’s ability to service its debt and to facilitate comparison among companies. The Company believes segment EBITDA and Adjusted EBITDA provides additional supplemental information to compare results among our segments. Adjusted EBITDA is also used in determining incentive compensation for the Company’s executive officers. These measures are not a measurement of financial performance or liquidity under GAAP and should not be considered as an alternative or substitute for net income. The Company’s presentation of these measures may differ from similarly titled non-GAAP financial measures used by other companies. The Company defines EBITDA as GAAP net income of the Company adjusted to add consolidated interest expense, consolidated income taxes and consolidated depreciation and amortization expense as presented in its financial statements and Adjusted EBITDA as EBITDA adjusted to (i) subtract interest expense on asset-specific debt incurred in the ordinary course of its subsidiaries’ business operations, (ii) adjust for the effect of purchase accounting, (iii) add back significant acquisition related costs, (iv) adjust for significant relocation costs and (v) any significant one-time expenses.

EBITDA and Adjusted EBITDA - Three Months Ended March 31, 2016 and March 31, 2015.

Reconciliation from the Company’s GAAP net income to Non-GAAP financial measures - EBITDA and Adjusted EBITDA
($ in thousands)	Three months ended March 31,
	2016	2015
Net income available to Class A common stockholders	$5,555	$(979)
Add: net income attributable to non-controlling interests	1,859	(1,040)
Less: net income from discontinued operations	—	2,345
(Loss) income from Continuing Operations of the Company	$7,414	$(4,364)
Consolidated interest expense	6,480	5,129
Consolidated income taxes	(2,439)	(1,496)
Consolidated depreciation and amortization expense	8,377	15,464
EBITDA from Continuing Operations	$19,832	$14,733
Consolidated non-corporate and non-acquisition related interest expense(1)	(4,278)	(1,841)
Effects of purchase accounting(2)	(2,030)	(9,483)
Non-cash fair value adjustments(3)	1,416	—
Significant acquisition expenses(4)	383	1,349
Subtotal Adjusted EBITDA from Continuing Operations of the Company	$15,323	$4,758

Income from Discontinued Operations of the Company	$—	$2,345
Consolidated interest expense	—	2,654
Consolidated income taxes	—	2,742
Consolidated depreciation and amortization expense	—	457
EBITDA from Discontinued Operations	$—	$8,198
Subtotal Adjusted EBITDA from Discontinued Operations of the Company	$—	$8,198

Total Adjusted EBITDA of the Company	$15,323	$12,956

Notes

(1)
The consolidated non-corporate and non-acquisition related interest expense is subtracted from EBITDA to arrive at Adjusted EBITDA. This includes interest expense associated with asset-specific debt at subsidiaries in the insurance and insurance services, specialty finance, real estate and corporate and other segments.

(2)
Following the purchase accounting adjustments, current period expenses associated with deferred costs were more favorably stated by $4.4 million and current period income associated with deferred revenues were less favorably stated by $2.4 million. Thus, the purchase accounting effect related to Fortegra, increased EBITDA in the first quarter of 2016 by $2.0 million above what the historical basis of accounting would have generated. The impact of this purchase accounting adjustments have been reversed to reflect an adjusted EBITDA without such purchase accounting effect.

(3)	For Care, Adjusted EBITDA excludes the impact of the change of fair value of interest rate swaps hedging the debt at the property level to conform to our updated interest rate hedging policy.

(4)	For the first quarter of 2016, $0.4 million of acquisition related costs represents costs in connection with Care’s acquisition of two properties which included taxes, legal costs and other expenses.

Segment EBITDA and Adjusted EBITDA from continuing operations — Three Months Ended March 31, 2016 and March 31, 2015

($ in thousands)	Segment EBITDA and Adjusted EBITDA - Three Months Ended March 31, 2016 and March 31, 2015
	Insurance and insurance services		Specialty finance		Real estate		Asset management		Corporate and other		Totals
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Pre-tax income/(loss)	$8,997	$4,026	$(983)	$435	$(3,859)	$(4,181)	$1,660	$1,874	$(840)	$(8,014)	$4,975	$(5,860)
Add back:
Interest expense	1,155	1,739	1,185	511	1,854	1,330	—	—	2,286	1,549	6,480	5,129
Depreciation and amortization expenses	3,983	11,954	202	122	4,130	3,388	—	—	62	—	8,377	15,464
Segment EBITDA	$14,135	$17,719	$404	$1,068	$2,125	$537	$1,660	$1,874	$1,508	$(6,465)	$19,832	$14,733

EBITDA adjustments:
Asset-specific debt interest	(99)	—	(1,134)	(511)	(1,854)	(1,330)	—	—	(1,191)	—	(4,278)	(1,841)
Effects of purchase accounting	(2,030)	(9,483)	—	—	—	—	—	—	—	—	(2,030)	(9,483)
Non-cash fair value adjustments	—	—	—	—	1,416	—	—	—	—	—	1,416	—
Significant acquisition expenses	—	—	—	—	383	1,349	—	—	—	—	383	1,349
Separation expenses	—	—	—	—	—	—	—	—	—	—	—	—
Segment Adjusted EBITDA	$12,006	$8,236	$(730)	$557	$2,070	$556	$1,660	$1,874	$317	$(6,465)	$15,323	$4,758

Liquidity and Capital Resources

The Company’s principal sources of liquidity are its holdings of unrestricted cash, cash equivalents and other liquid investments and distributions from operating subsidiaries and principal investments, including subordinated notes of CLOs, income from investments and sales of assets and investments. The Company intends to use its cash resources to continue to grow its businesses. Tiptree may seek additional sources of cash to fund acquisitions or investments. These additional sources of cash may take the form of debt or equity and may be at the parent, subsidiary or asset level. Tiptree is a holding company and its liquidity needs are primarily for interest payments on the Fortress credit facility, compensation, professional fees, office rent and insurance costs.

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

As of March 31, 2016, the Company had unrestricted cash of $43.2 million compared to $69.4 million at December 31, 2015, a net decrease of $26.2 million primarily driven by cash invested in corporate principal investments and operating activities.

Tiptree’s approach to debt is generally to use non-recourse (other than customary carveouts, including fraud and environmental liability), asset specific debt where possible that is amortized by cash flows from the underlying business or assets financed. The Company’s  mortgage businesses rely on short term uncommitted sources of financing as a part of their normal course of operations.  To date, the Company has been able to obtain and renew uncommitted warehouse credit facilities. If the Company were not able to obtain financing, then the Company may need to draw on other sources of liquidity to fund its mortgage business.  See Note 17—“Debt, net” for additional information regarding these credit facilities.

Operating Company has a credit facility with Fortress to provide working capital and flexibly fund preliminary capital contributions to leveraged business or assets. Loans under the Fortress credit agreement bear interest at LIBOR (with a minimum LIBOR rate of 1.25%), plus a margin of 6.50% per annum. Operating Company is required to make quarterly principal payments of $0.5 million, subject to adjustment based on the Net Leverage Ratio (as defined in the Fortress credit agreement) at the end of each fiscal quarter. All remaining principal, and any unpaid interest, under the Fortress credit agreement is payable on maturity at September 18, 2018. Operating Company’s outstanding debt under the Fortress credit agreement was $45.0 million as of

March 31, 2016 compared to $45.5 million as December 31, 2015. See Note 17—Debt, net for additional information of the debt of Tiptree and its subsidiaries.

Consolidated Comparison of Cash Flows

Summary Consolidated Statements of Cash Flows - Three Months Ended March 31, 2016 and March 31, 2015

($ in thousands)	Three months ended March 31,
	2016	2015
Net cash (used in) provided by:
Operating activities
Operating activities - continuing operations (excluding VIEs)	$9,776	$(31,962)
Operating activities - VIEs	2,831	10,697
Operating activities - discontinued operations	(6)	30,950
Total cash provided by operating activities	12,601	9,685

Investing activities
Investing activities - continuing operations (excluding VIEs)	(84,486)	(88,733)
Investing activities - VIEs	(481)	15,205
Investing activities - discontinued operations	—	(1,738)
Total cash (used in) investing activities	(84,967)	(75,266)

Financing activities
Financing activities - continuing operations (excluding VIEs)	46,451	108,079
Financing activities - VIEs	(260)	(19,853)
Financing activities - discontinued operations	—	(2,500)
Total cash provided by financing activities	46,191	85,726

Net (decrease) in cash	$(26,175)	$20,145
The amounts associated with operating, investing and financing activities for the three months ended March 31, 2016 and 2015 from discontinued operations are presented as a component of the Company’s Consolidated Statements of Cash Flows.
First Quarter 2016
Operating Activities
Cash provided by continuing operations (excluding VIEs) was $9.8 million for the three months ended March 31, 2016. The primary sources of cash from continuing operations were: increased in unearned premiums at Fortegra as a result of the credit protection and specialty products, increase in revenues at Care as a result of increased investments in properties during the period, and mortgage sales outpacing originations. The primary uses of cash from continuing operations were: increases in re-insurance and premiums receivables at Fortegra as written policies increased significantly, and an increase in corporate expenses due to our investment in our controls and reporting infrastructure.

Cash provided by operating activities - VIEs was $2.8 million for the three months ended March 31, 2016. The primary source of cash from operating activities - VIEs were the net gain on the sale of loans within the CLOs and retained cash from the CLO subordinated note investments.

Investing Activities

Cash used in investing activities from continuing operations (excluding VIEs) was $84.5 million for the three months ended March 31, 2016. The primary drivers of these investments were our: investments in NPLs and principal investments at Corporate, investments in real estate properties at Care and increase in loans at Siena.

Cash used in investing activities - VIEs was $0.5 million for the three months ended March 31, 2016. The primary driver of the cash used in investing activities - VIEs was purchases of loans, net of proceeds from loan repayments and sales of loans.

Financing Activities

Cash provided by financing activities for continuing operations (excluding VIEs) was $46.5 million for the three months ended March 31, 2016. The primary drivers of the cash provided were: borrowings at Care to fund its investments in real estate, and borrowings at Siena to fund its loan growth, increase in debt at Fortegra for operations, partially offset by reduced borrowings at Reliance and Luxury as mortgage volumes declined. Cash used in financing activities - VIEs was $0.3 million for the three months ended March 31, 2016.

First Quarter 2015

Operating Activities

Cash used in continuing operations (excluding VIEs) was $32.0 million for the three months ended March 31, 2015. The primary sources of cash from continuing operations (excluding VIEs) were: operating cash generated at Care, increases in premiums, deferred revenue and policy liabilities at Fortegra. The primary uses of cash from continuing operations were: increased balances in mortgage loans held for sale as a result of higher volume in our mortgage segment, increase in cash payments for other liabilities and accrued expenses and increases in premiums and other receivables at Fortegra.

Cash provided by operating activities - VIEs was $10.7 million for the three months ended March 31, 2015. The primary source of cash from operating activities - VIEs was the net gains on sale of loans in the CLOs.

Cash provided by operating activities - discontinued operations was $31.0 million for the three months ended March 31, 2015. The primary driver of the cash provided was an increase in payables related to policy terminations and income from operations.

Investing Activities

Cash used in investing activities from continuing operations (excluding VIEs) was $88.7 million for the three months ended March 31, 2015. The primary uses of cash from investing activities from continuing operations (excluding VIEs) were: the acquisition of real estate at Care, incremental investment at Fortegra, increases in outstanding loans at Siena.

Cash provided by investing activities - VIEs was $15.2 million for the three months ended March 31, 2015. The primary driver of the use of cash in investing activities - VIEs was investments in new loans in the CLOs, more than offset by repayments and sales.

Cash used in investing activities - discontinued operations was $1.7 million for the three months ended March 31, 2015. The primary driver of cash provided from investing activities was the repayment of policy holder loans, partially offset by the purchase of property, plant and equipment.

Financing Activities

Cash provided by continuing operations (excluding VIEs) was $108.1 million for the three months ended March 31, 2015. The primary sources of cash were: increased borrowings at Siena to fund loan growth, borrowings on mortgage warehouse lines at Luxury, and increases in borrowings at Care to fund acquisitions and increasing Corporate borrowings on the Fortress facility to fund investments.

Cash used in financing activities - VIEs was $(19.9) million for the three months ended March 31, 2015. The primary driver of the sources of cash in financing activities - VIEs was an decrease in CLO liabilities.

Cash used in financing activities - discontinued operations was $2.5 million for the three months ended March 31, 2015. The primary driver of the cash used was the repayment of debt outstanding.

Contractual Obligations

The table below summarizes Tiptree’s consolidated contractual obligations by period for payments that are due as of March 31, 2016:

($ in thousands)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Mortgage notes payable and related interest (1)	$10,754	$24,123	$128,095	$90,602	$253,574
Trust Preferred Securities (2)	—	—	—	35,000	35,000
Notes payable CLOs (3)	—	—	—	722,150	722,150
Credit agreement/Revolving line of credit (4)	133,422	53,000	208,158	—	394,580
Operating lease obligations (5)	5,186	8,519	5,376	1,741	20,822
Total	$149,362	$85,642	$341,629	$849,493	$1,426,126

(1)
Mortgage notes payable include mortgage notes entered into by subsidiaries of Care LLC in connection with its acquisition of several properties and the mortgage note entered into by Luxury Mortgage Corp. with the Bank of Danbury (see Note 17—Debt, Net, in the accompanying consolidated financial statements).

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

(4)
On September 18, 2013, Operating Company entered into a credit agreement with Fortress and borrowed $50.0 million under the credit agreement. The credit agreement also included an option for Operating Company to borrow additional amounts up to a maximum aggregate of $125.0 million, subject to satisfaction of certain customary conditions. On January 26, 2015, Tiptree entered into a First Amendment to its existing Fortress credit agreement (the “Amendment”) providing for additional term loans in an aggregate principal amount of $25.0 million to Tiptree. Tiptree paid down $25.0 million of the loans under the Fortress credit agreement upon the closing of the PFG sale on June 30, 2015 (see Note 17—Debt, net, in the accompanying consolidated financial statements, for further detail).

On July 25, 2013, Siena closed on a line of credit with Wells Fargo Bank. As of March 31, 2016, this revolving line is $75.0 million with an interest rate of LIBOR plus 225 basis points and a maturity date of October 17, 2019. As of March 31, 2016, there was $44.4 million outstanding on this line (see Note 17—Debt, net, in the accompanying consolidated financial statements).

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

On December 4, 2014, Fortegra entered into an amended and restated $140.0 million secured credit agreement (the “Credit Agreement”) among: (i) Fortegra and its wholly owned subsidiary LOTS Intermediate Co. (“LOTS”), as borrowers (Fortegra and LOTS, collectively, the “Borrowers”); (ii) the initial lenders named therein; and (iii) Wells Fargo Bank, National Association, as administrative agent, swingline lender, and issuing lender. The Credit Agreement provides for a $50.0 million term loan facility and a $90.0 million revolving credit facility. Subject to earlier termination, the Credit Agreement terminates on December 4, 2019. The weighted average rate paid for the three months ended March 31, 2016 was 3.22%. The Borrowers are required to repay the aggregate outstanding principal amount of the initial $50.0 million term loan facility in consecutive quarterly installments of $1.25 million commencing March 2015.

Fortegra has a $15.0 million revolving line of credit agreement (the “Line of Credit”) with Synovus Bank, entered into on October 9, 2013, with a maturity date of April 30, 2017.  The Line of Credit bears interest at a rate of 300 basis points plus 90-day LIBOR, and is available specifically for the South Bay premium financing product. The weighted average rate paid for the three months ended March 31, 2016 was 3.62%.

(5)
Minimum rental obligation for Tiptree, Care, MFCA, Siena, Reliance, Luxury and Fortegra office leases. The total rent expense for the Company for the three months ended March 31, 2016 and 2015 was $1.7 million and $1 million, respectively.

Critical Accounting Policies and Estimates

The preparation of our financial statements in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. There have been no material changes to the critical accounting policies and estimates as discussed in our 2015 Annual Report on Form 10-K.

Recently Adopted and Issued Accounting Standards

For a discussion of recently adopted and issued accounting standards see the section “Recent Accounting Standards” in Note 2—Summary of Significant Accounting Policies of the notes to the accompanying consolidated financial statements.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into various off-balance sheet arrangements including entering into derivative financial instruments and hedging transactions and sponsoring and owning interests in consolidated and non-consolidated variable interest entities.

Further disclosure on our off-balance sheet arrangements as of March 31, 2016 is presented in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing as follows:

•	Note 15—“Derivative Financial Instruments and Hedging”,

•	Note 16—“Assets and Liabilities of Consolidated CLOs” and

•	Note 24—“Commitments and Contingencies”.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Pursuant to Item 305(c) of Regulation S-K, we are not required to provide disclosures under this Item.

Item 4. Controls and Procedures

The Company’s management, with the participation of its Executive Chairman, Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of March 31, 2016. Based upon that evaluation, the Company’s Executive Chairman, Chief Executive Officer and Chief Financial Officer have concluded that, because the remediation measures designed to address the material weakness in its internal control over financial reporting described below have not yet been fully implemented or sufficiently tested, the Company’s disclosure controls and procedures were not effective as of March 31, 2016.
All systems of internal control, no matter how well designed, have inherent limitations. Therefore, even those systems deemed to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Evaluation of Disclosure Controls and Procedures

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

As of December 31, 2015, the Company reported the following material weaknesses in internal control over financial reporting that still remain material weaknesses as of March 31, 2016:

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

Certain control deficiencies resulted in immaterial and material misstatements in income taxes and immaterial misstatements in business combinations in the preliminary financial statements. The material misstatement in income taxes was corrected prior to the issuance of the consolidated financial statements. In addition, these control deficiencies resulted in immaterial misstatements in the statements of cash flows in each of the 2015 interim quarterly consolidated financial statements issued and in the preliminary annual 2015 consolidated financial statements and the annual 2014 consolidated financial statements that were all corrected in conjunction with the issuance of the 2015 consolidated financial statements. Other control deficiencies resulted in no misstatements. However, all of these control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis, and therefore management concluded that the control deficiencies represent material weaknesses in the Company’s internal control over financial reporting and the Company’s internal control over financial reporting was not effective as of December 31, 2015 and is still not effective as of March 31, 2016.

Plan for Remediation of Material Weaknesses

To remediate the material weakness in internal control over financial reporting described above, the Company plans to:

•
Review the processes and controls in place to measure and record transactions related to the Care Managed Properties and Luxury and to enhance the efficiency and effectiveness of the design and operation of those controls;

•	Enhance the complement of skilled accounting resources at the Care Managed Properties and Luxury or implement periodic internal audits over the Care Managed Properties;

•	Enhance monitoring activities and management review controls that operate over the Care Managed Properties and Luxury; and

•	Evaluate and enhance the level of precision in the management review controls over current and deferred income taxes, business combinations and the statement of cash flows.

The Company is committed to achieving and maintaining a strong internal control environment and believes that these remediation efforts will result in significant improvements in our internal control over financial reporting. This commitment is accompanied by management’s focus on processes and related controls to achieve accurate and reliable financial reporting.

The Company has begun to implement the remediation efforts described above; however until the remediation actions are fully implemented and the operational effectiveness of related internal controls validated through testing, the material weakness described above will continue to exist.

Changes in Internal Control over Financial Reporting

Other than the identification of the material weaknesses described above that originated in earlier periods, there were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Tiptree’s Fortegra subsidiary is a defendant in Mullins v. Southern Financial Life Insurance Co., which was filed on February 2, 2006, in the Pike Circuit Court, in the Commonwealth of Kentucky. A class was certified on June 25, 2010. At issue is the duration or term of coverage under certain policies. The action alleges violations of the Consumer Protection Act and certain insurance statutes, as well as common law fraud. The action seeks compensatory and punitive damages, attorney fees and interest. Plaintiffs filed a Motion for Sanctions on April 5, 2012 in connection with Fortegra's efforts to locate and gather certificates and other documents from Fortegra's agents. While the court did not award sanctions, it did order Fortegra to subpoena certain records from its agents. Although Fortegra appealed the order on numerous grounds, the Kentucky Supreme Court ultimately denied the appeal in April 2014. Consequently, the court has appointed a special master to facilitate the collection of certificates and other documents from Fortegra's agents. On January 29, 2015, the trial court issued an Order denying Fortegra’s motion to decertify the class, which Fortegra has appealed. On July 8, 2015, the Kentucky Court of Appeals dismissed Fortegra’s appeal, on the grounds that the court lacked subject-matter jurisdiction. The Company appealed, and the Supreme Court of Kentucky denied discretionary review. No trial or hearings are currently scheduled in this matter.

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

Item 1A. Risk Factors

For information regarding factors that could affect our Company, results of operations and financial condition, see the risk factors discussed under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material change in those risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Recent Sales of Unregistered Securities
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity for the three months ended March 31, 2016 was as follows:

Period	Purchaser	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2016 to January 31, 2016: Open Market Purchases	Tiptree Financial	46,700	$5.93	46,700	$715,401
	Michael Barnes	46,500	5.92	46,500	718,688
	Total	93,200	$5.93	93,200	$1,434,089

February 1, 2016 to February 29, 2016: Open Market Purchases	Tiptree Financial	47,800	$6.12	47,800	$422,903
	Michael Barnes	47,103	6.12	47,103	430,637
	Total	94,903	$6.12	94,903	$853,540

March 1, 2016 to March 31, 2016: Open Market Purchases	Tiptree Financial	54,090	$5.98	54,090	$99,664
	Michael Barnes	53,990	5.96	53,990	109,052
	Total	108,080	$5.97	108,080	$208,716

(1)
On August 18, 2015, Tiptree Financial engaged a broker in connection with a new share repurchase program for the repurchase of up to $2.5 million of its outstanding Class A common stock. In addition, on the same date, Mr. Barnes entered into a Rule 10b5-1 plan pursuant to which he may, for his own account, purchase up to $2.5 million of Tiptree Financial’s outstanding Class A common stock. Repurchases by Tiptree Financial and purchases by Mr. Barnes will be made through a single broker and are anticipated to be allocated equally between Tiptree Financial and Mr. Barnes (or to Tiptree Financial in the case of trades that cannot be split evenly). The Company expects the share purchases to be made from time to time in the open market or through privately negotiated transactions, or otherwise, subject to applicable laws and regulations. The repurchase program concluded on April 13, 2016.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits, Financial Statement Schedules

EXHIBIT INDEX

Exhibit No.	Description
10.1
First Amendment to the Amended and Restated Limited Liability Company Agreement of Tiptree Operating Company, LLC, dated January 1, 2016 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on January 7, 2016 and herein incorporated by reference).

10.2
Third Amendment to Credit Agreement, dated January 14, 2016, by and among Tiptree Operating Company, LLC, Fortress Credit Corp. as Administrative Agent, Collateral Agent and Lead Arranger, and the lenders party thereto (previously filed as Exhibit 10.1 to Form 8-K (File No. 001-33549), filed January 14, 2016 and herein incorporated by reference).

10.3
Executive Employment Agreement between Tiptree Asset Management Company, LLC and Julia Wyatt dated as of January 1, 2016 (previously filed as Exhibit 10.17 to Form 10-K (File No. 001-33549), filed March 15, 2016 and herein incorporated by reference).**

10.4
Executive Employment Agreement between Tiptree Asset Management Company, LLC and Timothy Schott dated as of March 10, 2016 (previously filed as Exhibit 10.1 to Form 8-K (File No. 001-33549), filed March 16, 2016 and herein incorporated by reference).**

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

* Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets for March 31, 2016 and December 31, 2015, (ii) the Consolidated Statements of Income for the three months ended March 31, 2016 and 2015, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the period ended March 31, 2016, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 and (vi) the Notes to the Consolidated Financial Statements.

** Denotes a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Tiptree Financial Inc. has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Tiptree Financial Inc.

Date:	May 10, 2016	By:/s/ Michael Barnes
Michael Barnes
Executive Chairman

Date:	May 10, 2016	By:/s/ Jonathan Ilany
Jonathan Ilany
Chief Executive Officer

Date:	May 10, 2016	By:/s/ Sandra Bell
Sandra Bell
Chief Financial Officer