Form 10-Q
period 2016-06-30
TIPTREE FINANCIAL INC.
filed 2016-08-05
CIK 1393726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly period ended June 30, 2016
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
Large accelerated filer ☐                    Accelerated filer ☒
Non-accelerated filer ☐                    Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of August 2, 2016, there were 34,874,371 shares, par value $0.001, of the registrant’s Class A common stock outstanding (including 5,596,000 shares of Class A common stock held by subsidiaries of the registrant) and 8,049,029 shares, par value $0.001, of the registrant’s Class B common stock outstanding.

Tiptree Financial Inc.
Quarterly Report on Form 10-Q
June 30, 2016

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
“Consolidated CLOs” means Telos 5, Telos 6 and Telos 7.
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
“Telos 5” means Telos CLO 2014-5, Ltd.
“Telos 6” means Telos CLO 2014-6, Ltd.
“Telos 7” means Telos CLO 2016-7, Ltd.
“TFP” means Tiptree Financial Partners, L.P.
“Tiptree”, the “Company”, “we”, “its”, “us” and “our” means, unless otherwise indicated by the context, Tiptree Financial Inc. and its consolidated subsidiaries.
“Transition Services Agreement” means the Transition Services Agreement among TAMCO, Tricadia and Operating Company (as assignee of TFP), dated as of June 30, 2012.
“Tricadia” means Tricadia Holdings, L.P.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)

Item 1. Financial Statements (Unaudited)

	As of
	June 30, 2016	December 31, 2015
Assets	(Unaudited)
Cash and cash equivalents	$56,181	$69,400
Restricted cash	15,062	18,778
Securities, available for sale (amortized cost: $161,172 at June 30, 2016 and $185,046 at December 31, 2015)	165,025	184,703
Loans, at fair value (pledged as collateral: $112,858 at June 30, 2016 and $112,743 at December 31, 2015)	278,834	394,395
Loans owned, at amortized cost, net	75,562	52,531
Notes and accounts receivable, net	160,391	140,999
Reinsurance receivables	376,649	352,926
Deferred acquisition costs	57,563	57,858
Real estate, net	255,288	203,961
Goodwill and intangible assets, net	178,963	186,107
Other assets	95,120	104,500
Assets of consolidated CLOs	989,615	728,812
Total assets	$2,704,253	$2,494,970
Liabilities and Stockholders’ Equity
Liabilities
Debt, net	$655,233	$666,952
Unearned premiums	405,519	389,699
Policy liabilities and unpaid claims	97,611	80,663
Deferred revenue	57,039	63,081
Reinsurance payable	59,168	65,840
Commissions payable	15,574	14,866
Deferred tax liabilities, net	23,415	22,699
Other liabilities and accrued expenses	73,862	95,160
Liabilities of consolidated CLOs	936,367	698,316
Total liabilities	$2,323,788	$2,097,276
Commitments and contingencies (see Note 23)
Stockholders’ Equity
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued or outstanding	$—	$—
Common stock - Class A: $0.001 par value, 200,000,000 shares authorized, 34,853,996 and 34,899,833 shares issued and outstanding, respectively	35	35
Common stock - Class B: $0.001 par value, 50,000,000 shares authorized, 8,049,029 and 8,049,029 shares issued and outstanding, respectively	8	8
Additional paid-in capital	296,428	297,063
Accumulated other comprehensive income (loss), net of tax	1,667	(111)
Retained earnings	25,785	15,845
Class A common stock held by subsidiaries, 5,596,000 and 0 shares, respectively	(36,374)	—
Class B common stock held by subsidiaries, 8,049,029 and 0 shares, respectively	(8)	—
Total stockholders’ equity to Tiptree Financial Inc.	287,541	312,840
Non-controlling interests (including $73,586 and $69,278 attributable to Tiptree Financial Partners, L.P., respectively)	92,924	84,854
Total stockholders’ equity	380,465	397,694
Total liabilities and stockholders’ equity	$2,704,253	$2,494,970

See accompanying notes to consolidated financial statements.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Net realized and unrealized gains (losses)	$7,381	$462	$13,558	$364
Interest income	6,165	3,444	13,850	6,327
Service and administrative fees	28,269	25,545	58,579	47,472
Ceding commissions	10,545	10,148	21,248	20,085
Earned premiums, net	46,292	39,707	90,907	77,060
Gain on sale of loans held for sale, net	14,852	3,941	28,367	6,672
Loan fee income	3,047	1,882	5,381	3,281
Rental revenue	13,511	11,191	26,235	20,560
Other income	3,690	4,708	7,433	8,270
Total revenues	133,752	101,028	265,558	190,091
Expenses:
Interest expense	6,451	6,194	12,931	11,323
Payroll and employee commissions	32,800	23,429	63,408	43,770
Commission expense	34,836	23,927	67,874	40,455
Member benefit claims	5,617	8,240	11,367	15,819
Net losses and loss adjustment expense	17,240	12,926	35,188	25,376
Professional fees	7,340	3,671	14,702	8,299
Depreciation and amortization	7,085	11,359	15,462	26,823
Acquisition and transaction costs	—	—	383	1,349
Other expenses	16,249	12,929	34,239	24,073
Total expenses	127,618	102,675	255,554	197,287
Results of consolidated CLOs:
Income attributable to consolidated CLOs	14,480	8,543	22,157	17,593
Expenses attributable to consolidated CLOs	9,568	8,476	16,140	17,837
Net income (loss) attributable to consolidated CLOs	4,912	67	6,017	(244)
Income (loss) before taxes from continuing operations	11,046	(1,580)	16,021	(7,440)
Less: provision (benefit) for income taxes	4,025	(371)	1,586	(1,867)
Income (loss) from continuing operations	7,021	(1,209)	14,435	(5,573)
Discontinued operations:
Income from discontinued operations, net	—	4,654	—	6,999
Gain on sale of discontinued operations, net	—	16,349	—	16,349
Discontinued operations, net	—	21,003	—	23,348
Net income (loss) before non-controlling interests	7,021	19,794	14,435	17,775
Less: net income (loss) attributable to non-controlling interests - Tiptree Financial Partners, L.P.	669	4,735	3,298	3,875
Less: net income (loss) attributable to non-controlling interests - Other	219	97	(551)	(83)
Net income (loss) available to Class A common stockholders	$6,133	$14,962	$11,688	$13,983

Net income (loss) per Class A common share:
Basic, continuing operations, net	$0.18	$(0.03)	$0.33	$(0.11)
Basic, discontinued operations, net	—	0.50	—	0.55
Basic earnings per share	0.18	0.47	0.33	0.44

Diluted, continuing operations, net	0.17	(0.03)	0.33	(0.11)
Diluted, discontinued operations, net	—	0.50	—	0.55
Diluted earnings per share	$0.17	$0.47	$0.33	$0.44

Weighted average number of Class A common shares:
Basic	34,456,096	31,881,904	34,716,291	31,962,065
Diluted	34,528,977	31,881,904	34,806,741	31,962,065

See accompanying notes to consolidated financial statements.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income (loss) before non-controlling interests	$7,021	$19,794	$14,435	$17,775

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	1,673	(2,292)	4,332	(645)
Related tax (expense) benefit	(591)	808	(1,529)	223
Reclassification of (gains) losses included in net income	(83)	56	(140)	41
Related tax expense (benefit)	29	(19)	49	(14)
Unrealized gains (losses) on available-for-sale securities, net of tax	1,028	(1,447)	2,712	(395)

Interest rate swaps (cash flow hedges):
Unrealized (losses) on interest rate swaps	(535)	(55)	(671)	(289)
Related tax benefit	157	19	204	101
Reclassification of (gains) losses included in net income	91	283	(228)	564
Related tax expense (benefit)	(28)	(99)	84	(197)
Unrealized (losses) gains on interest rate swaps from cash flow hedges, net of tax	(315)	148	(611)	179

Other comprehensive income (loss), net of tax	713	(1,299)	2,101	(216)
Comprehensive income	7,734	18,495	16,536	17,559
Less: Comprehensive income (loss) attributable to non-controlling interests - Tiptree Financial Partners, L.P.	1,054	4,735	3,683	3,875
Less: Comprehensive income (loss) attributable to non-controlling interests - Other	157	97	(613)	(83)
Total comprehensive income available to common stockholders	$6,523	$13,663	$13,466	$13,767

See accompanying notes to consolidated financial statements.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands, except shares)

	Number of Shares		Par Value		Additional paid in capital	Accumulated other comprehensive income (loss)	Retained earnings	Common Stock held by subsidiaries				Total stockholders’ equity to Tiptree Financial Inc.	Non-controlling interests - Tiptree Financial Partners, L.P.	Non-controlling interests - Other	Total stockholders' equity
	Class A	Class B	Class A	Class B				Class A Shares	Class A Amount	Class B Shares	Class B Amount
Balance at December 31, 2015	34,899,833	8,049,029	$35	$8	$297,063	$(111)	$15,845	—	$—	—	$—	$312,840	$69,278	$15,576	$397,694
Stock-based compensation to directors, employees and other persons for services rendered	169,521	—	—	—	1,526	—	—	—	—	—	—	1,526	—	—	1,526
Other comprehensive income, net of tax	—	—	—	—	—	1,778	—	—	—	—	—	1,778	385	(62)	2,101
Non-controlling interest contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	5,150	5,150
Non-controlling interest distributions	—	—	—	—	—	—	—	—	—	—	—	—	(402)	(557)	(959)
Shares retired under stock purchase plan	(215,358)	—	—	—	(1,230)	—	—	—	—	—	—	(1,230)	—	—	(1,230)
Shares acquired by subsidiaries	—	—	—	—	—	—	—	(5,596,000)	(36,374)	(8,049,029)	(8)	(36,382)	—	—	(36,382)
Net changes in non-controlling interest	—	—	—	—	(931)	—	—	—	—	—	—	(931)	1,027	(218)	(122)
Dividends declared	—	—	—	—	—	—	(1,748)	—	—	—	—	(1,748)	—	—	(1,748)
Net income (loss)	—	—	—	—	—	—	11,688	—	—	—	—	11,688	3,298	(551)	14,435
Balance at June 30, 2016	34,853,996	8,049,029	$35	$8	$296,428	$1,667	$25,785	(5,596,000)	$(36,374)	(8,049,029)	$(8)	$287,541	$73,586	$19,338	$380,465

See accompanying notes to consolidated financial statements.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six months ended June 30,
	2016	2015

Operating activities:
Net income (loss) available to common stockholders	$11,688	$13,983
Net income (loss) attributable to non-controlling interests - Tiptree Financial Partners, L.P.	3,298	3,875
Net income (loss) attributable to non-controlling interests - Other	(551)	(83)
Net income (loss)	14,435	17,775
Discontinued operations, net	—	(23,348)
Adjustments to reconcile net income to net cash provided by (used in) operating activities from continuing operations:
Net realized and unrealized (gains) losses	(13,558)	(364)
Net unrealized loss (gain) on interest rate swaps	1,364	—
Change in fair value of contingent consideration	(212)	—
Non cash compensation expense	1,028	228
Amortization/accretion of premiums and discounts	774	1,320
Depreciation and amortization expense	15,462	26,823
Provision for doubtful accounts	892	105
Amortization of deferred financing costs	839	700
(Gain) loss on sale of loans held for sale	(28,367)	(6,672)
Deferred tax expense (benefit)	(3,412)	(11,156)
Changes in operating assets and liabilities:
Mortgage loans originated for sale	(723,240)	(379,349)
Proceeds from the sale of mortgage loans originated for sale	749,395	358,498
(Increase) decrease in notes and accounts receivable	(16,859)	(20,438)
(Increase) decrease in reinsurance receivables	(23,723)	(35,289)
(Increase) decrease in deferred acquisition costs	295	(34,744)
(Increase) decrease in other assets	2,836	(2,992)
Increase (decrease) in unearned premiums	15,820	33,734
Increase (decrease) in policy liabilities and unpaid claims	16,948	6,273
Increase (decrease) in deferred revenue	(6,303)	19,612
Increase (decrease) in reinsurance payable	(6,672)	33,707
Increase (decrease) in commissions payable	708	(6,079)
Increase (decrease) in other liabilities and accrued expenses	(363)	2,342
Operating activities from consolidated CLOs	(4,027)	11,642
Net cash provided by (used in) operating activities - continuing operations	(5,940)	(7,672)
Net cash provided by (used in) operating activities - discontinued operations	—	(6,198)
Net cash provided by (used in) operating activities	(5,940)	(13,870)
Investing Activities:
Purchases of investments	(99,695)	(76,275)
Proceeds from sales and maturities of investments	97,759	22,452
(Increase) decrease in loans owned, at amortized cost, net	(23,251)	(15,485)
Purchases of real estate capital expenditures	(3,109)	(1,519)
Purchases of corporate fixed assets	(572)	(2,227)
Proceeds from the sale of subsidiaries	—	142,837
Proceeds from notes receivable	16,092	16,228
Issuance of notes receivable	(19,297)	(16,136)
(Increase) decrease in restricted cash	3,716	(2,087)
Business and asset acquisitions, net of cash and deposits	(52,729)	(81,710)
Distributions from equity method investments	—	2,275
Investing activities from consolidated CLOs	(98,436)	33,428
Net cash provided by (used in) investing activities - continuing operations	(179,522)	21,781
Net cash provided by (used in) investing activities from discontinued operations	—	11,866
Net cash provided by (used in) investing activities	(179,522)	33,647

Financing Activities:

F-6                    (continued)

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
(in thousands)

	Six months ended June 30,
	2016	2015
Dividends paid	(1,748)	(1,604)
Non-controlling interest contributions	2,930	2,229
Non-controlling interest distributions	(959)	(715)
Change in non-controlling interest	—	(3,000)
Payment of debt issuance costs	(722)	(1,839)
Proceeds from borrowings and mortgage notes payable	860,366	499,920
Principal paydowns of borrowings and mortgage notes payable	(872,063)	(398,835)
Repurchases of common stock	(37,604)	(2,393)
Financing activities from consolidated CLOs	222,043	8,573
Net cash provided by (used in) financing activities - continuing operations	172,243	102,336
Net cash provided by (used in) financing activities - discontinued operations	—	(5,000)
Net cash provided by (used in) financing activities	172,243	97,336
Net increase (decrease) in cash and cash equivalents	(13,219)	117,113
Cash and cash equivalents – beginning of period - continuing operations	69,400	52,987
Cash and cash equivalents of continuing operations – end of period	$56,181	$170,100

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Acquiring real estate properties through, or in lieu of, foreclosure of the related loan	$5,761	$60

See accompanying notes to consolidated financial statements.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2016
(in thousands, except share data)

(1) Organization

Tiptree Financial Inc. (together with its consolidated subsidiaries, collectively, Tiptree or the Company, or we) is a Maryland Corporation that was incorporated on March 19, 2007. Tiptree is a diversified holding company with five reporting segments: insurance and insurance services, specialty finance, real estate, asset management, and corporate and other. Tiptree’s Class A Common Stock is traded on the NASDAQ Capital Market under the symbol “TIPT”. Tiptree’s primary asset is its ownership of Tiptree Financial Partners, L.P. (TFP). Tiptree reports a non-controlling interest representing the economic interest in TFP held by other limited partners of TFP.

As of December 31, 2015, Tiptree owned, directly or indirectly, approximately 81% of the assets of Tiptree Operating Company, LLC (Operating Company) with the remaining 19% held by non-controlling shareholders through their interests in TFP. Effective January 1, 2016, Tiptree, TFP and Operating Company created a consolidated group among themselves and various Operating Company subsidiaries for U.S. federal income tax purposes, with Tiptree being the parent company. In connection with the creation of the consolidated group, TFP and the Operating Company elected to be treated as corporations for U.S. federal income tax purposes, and Tiptree contributed its interest in Operating Company to TFP in exchange for additional common units of TFP. As a result of these steps, as of January 1, 2016, Tiptree directly owns approximately 81% of TFP and TFP directly owns 100% of Operating Company. There was no change to the relative economic position of the parties to the transactions as a result of this reorganization. See Note—(22) Income Taxes.
All of Tiptree’s Class B common stock is owned by TFP and is accounted for as treasury stock. Tiptree’s Class B common stock has voting but no economic rights. The limited partners of TFP (other than Tiptree itself) have the ability to exchange TFP partnership units for Tiptree Class A common stock at a rate of 2.798 shares of Class A common stock per partnership unit. For every Class A common stock exchanged in this manner, a share of Class B common stock is canceled. The percentage of TFP (and therefore Operating Company) owned by Tiptree may increase in the future to the extent TFP’s limited partners choose to exchange their limited partnership units of TFP for Class A common stock of Tiptree. Changes in Tiptree’s ownership of TFP will be accounted for as equity transactions, which increase Tiptree’s ownership of TFP and reduce non-controlling interest in TFP without changing total stockholders’ equity of Tiptree.

(2) Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements of Tiptree have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and include the accounts of the Company and its controlled subsidiaries. The consolidated financial statements are presented in U.S. dollars, the main operating currency of the Company. The unaudited consolidated financial statements presented herein should be read in conjunction with the annual audited financial statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2015. In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, including normal recurring adjustments necessary to present fairly the Company’s financial position, results of operations, comprehensive income and cash flows for each of the interim periods presented. The results of operations for the three months and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the full year ending on December 31, 2016.

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

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2016
(in thousands, except share data)

The Company’s Consolidated Statements of Cash Flows for the six months ended June 30, 2015 have been revised for immaterial corrections and errors related to the presentation of our activities from Discontinued Operations and business acquisitions. These corrections resulted in an increase in cash provided by investing activities of approximately $3,000, a decrease in cash provided by financing activities of approximately $3,000, and an adjustment of approximately $28,400 to reflect cash of a disposed business and investing activities. Such changes had no impact on the ending cash balance as of June 30, 2015. In addition, certain prior period amounts have been reclassified to conform to the current year presentation.

See “Item 4. Controls and Procedures” for actions the Company is taking to remediate certain material weaknesses as of June 30, 2016, and to enhance its control infrastructure as a result.

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

In certain instances, the Company may acquire less than 100% ownership of an entity, resulting in the recording of a non-controlling interest. The measurement of assets and liabilities acquired and non-controlling interest is initially established at a preliminary estimate of fair value, which may be adjusted during the measurement period based upon the results of a valuation study applicable to the business combination.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2016
(in thousands, except share data)

Fair Value Measurement

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

Fair Value Option

In addition to the financial instruments the Company is required to value at fair value, the Company has elected to make an irrevocable election of fair value as the initial and subsequent measurement attribute for certain eligible financial assets and liabilities. Unrealized gains and losses on items for which the fair value option has been elected are reported in Net realized and unrealized gains (losses) within the Consolidated Statements of Operations. The decision to elect the fair value option is determined on an instrument-by-instrument basis and must be applied to an entire instrument and is irrevocable once elected. Assets and liabilities measured at fair value pursuant to this guidance are reported separately in our Consolidated Balance Sheets from those instruments using another accounting method.

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
June 30, 2016
(in thousands, except share data)

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability and consistent with debt discounts. ASU 2015-03 requires retrospective adoption and was effective for the Company on January 1, 2016. Accordingly “Debt, net” is reported net of deferred financing costs as of June 30, 2016 and December 31, 2015, respectively, in the Consolidated Balance Sheets. See Note—(16) Debt, net.

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

In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), which eliminates the requirement for entities to categorize within the fair value hierarchy investments for which fair values are measured at net asset value (NAV) per share (FASB ASC Subtopic 820-10). ASU 2015-07 also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the NAV per share practical expedient, instead limiting disclosures to investments for which the entity has elected the expedient. ASU 2015-07 was effective for the Company on January 1, 2016 and retrospective adoption is required. The adoption of this standard did not have an impact on the Company’s Consolidated Balance Sheets, results of operations or cash flows.

In June 2015, the FASB issued ASU 2015-10, Technical Corrections and Improvements, which covers a wide range of Topics in the Codification. The amendments in ASU 2015-10 represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost on most entities. Amendments with transition guidance were effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. All other amendments are effective upon the ASU’s issuance (June 12, 2015). The adoption of this standard did not have a material impact on the Company’s Consolidated Balance Sheets, results of operations or cash flows.

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

In May 2015, the FASB issued ASU 2015-09, Financial Services—Insurance (Topic 944): Disclosures about Short-Duration Contracts, which expands the disclosure requirements for insurance companies that issue short-duration contracts (typically one year or less) to provide users with additional disclosures about the liability for unpaid claims and claim adjustment expenses and to increase the transparency of the significant estimates management makes in measuring those liabilities. In addition, the disclosures will serve to increase insight into an insurance entity’s ability to underwrite and anticipate costs associated with claims as well as provide users of the financial statements a better understanding of the amount and uncertainty of cash flows arising from insurance liabilities, the nature and extent of risks on short-duration contracts and the timing of cash flows arising

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2016
(in thousands, except share data)

from insurance liabilities. ASU 2015-09 will be effective for the Company for the annual period beginning after December 15, 2015, and for interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the effect upon its 2016 annual financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01), which makes targeted improvements to the recognition, measurement, presentation and disclosure of certain financial instruments. ASU 2016-01 focuses primarily on the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for certain financial instruments. Among its provisions for public business entities, ASU 2016-01 eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost, requires the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires the separate presentation in other comprehensive income of the change in fair value of a liability due to instrument-specific credit risk for a liability for which the reporting entity has elected the fair value option, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) and clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early application is permitted for a limited number of provisions. The Company is currently evaluating the effect on its financial statements.

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
June 30, 2016
(in thousands, except share data)

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

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing which clarifies guidance related to identifying performance obligations and licensing implementation guidance contained in the new revenue recognition standard. The Update includes targeted improvements based on input the Board received from the Transition Resource Group for Revenue Recognition and other stakeholders. The Update seeks to proactively address areas in which diversity in practice potentially could arise, as well as to reduce the cost and complexity of applying certain aspects of the guidance both at implementation and on an ongoing basis. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by Update 2014-09). The Company is currently evaluating the effect upon its financial statements.

In May 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting which  rescinds SEC paragraphs pursuant to the SEC Staff Announcement, “Rescission of Certain SEC Staff Observer Comments upon Adoption of Topic 606,” and the SEC Staff Announcement, “Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or Equity,” announced at the March 3, 2016 Emerging Issues Task Force (EITF) meeting.  The Company believes that that the adoption of this standard will not have an impact on the Company’s Consolidated Balance Sheets, results of operations or cash flows.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients which provides guidance on collectability, noncash consideration, and completed contracts at transition.  Additionally, the amendments in this Update provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers.  The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09). The Company is currently evaluating the effect upon its financial statements.

In June 2016, the FASB issued ASU 2016-13 Financial Instruments -Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. This Update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments in ASU 2016-13 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The amendments will affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The Company is currently evaluating the effect upon its financial statements.

(3) Acquisitions

Acquisitions during the six months ended June 30, 2016
Real Estate
Managed Properties

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2016
(in thousands, except share data)

During the six months ended June 30, 2016, Care and affiliates of Care’s partners entered into agreements to acquire and operate two senior housing communities for total consideration of $55,074 (which includes deposits of $125 paid in the fourth quarter of 2015) of which $39,217 was financed through mortgage debt issued in connection with the acquisitions, $3,885 was financed by contributions from the affiliates of Care’s partners, and the remainder was paid with cash on hand. Affiliates of Care’s partners provide management services to the communities under management contracts.

The primary reason for the Company’s acquisition of the senior housing communities is to expand its real estate operations. For the period from acquisition until June 30, 2016, revenue and the net loss in the aggregate for the two managed properties acquired were $3,973 and $1,421, respectively.

On June 30, 2016, the Company finalized the determination of the fair value of the assets acquired and the liabilities assumed. The adjustments to the provisional amounts recorded in the prior quarter was an increase of $540 to Real estate, net with an offsetting decrease of $540 to Intangible assets, net related to in-place leases. Additionally, the change to the provisional amounts resulted in a decrease in depreciation and amortization of $213, of which $80 relates to the previous quarter, recorded in the three months ended June 30, 2016.

The following table summarizes the consideration paid and the amounts of the final determination, as described above, of the fair value of the assets acquired and the liabilities assumed for the acquisitions completed during the six months ended June 30, 2016:

2016 Acquisitions
Real Estate
Consideration:
Cash	$52,854
Noncontrolling interests contributions	2,220
Fair value of total consideration	$55,074

Acquisition costs	$383

Recognized amounts of identifiable assets acquired and liabilities assumed:
Assets:
Real estate, net	$51,825
Intangible assets, net	3,400
Other assets	117

Liabilities:
Deferred revenue	(261)
Other liabilities and accrued expenses	(7)
Total identifiable net assets assumed	$55,074

The following table shows the values recorded by the Company, as of the acquisition date, for finite-lived intangible assets and their estimated amortization period:

Intangible Assets	Weighted Average Amortization Period (in Years)	Real Estate
In-place Lease	1.4	$3,400

Supplemental pro forma results of operations have not been presented for the above 2016 business acquisitions as they are not material in relation to the Company’s reported results.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2016
(in thousands, except share data)

Acquisitions during the six months ended June 30, 2015

Real Estate

Managed Properties

During the six months ended June 30, 2015, the Company and one of Care’s partners entered into agreements to acquire and operate five senior housing communities for total consideration of $29,251 (which includes deposits of $587 paid in the fourth quarter of 2014), of which $19,943 was financed through mortgage debt issued in connection with the acquisitions, $1,861 was financed by a contribution of cash from the partner, and the remainder was paid with cash on hand. Affiliates of the partner provide management services to the communities under a management contract.

Triple Net Lease Properties

During the six months ended June 30, 2015, the Company acquired the assets of six seniors housing communities for total consideration of $54,536 (which includes deposits of $1,490 paid in the fourth quarter of 2014), of which $39,500 was financed through mortgage debt issued in connection with the acquisitions, and the remainder was paid with cash on hand.

The primary reason for the Company’s acquisition of the senior housing communities was to expand its real estate operations. For the period from acquisition until June 30, 2015, revenue and the net loss in aggregate for the properties acquired were $4,954 and $2,138, respectively.

The following table summarizes the consideration paid and the final determination of amounts of fair value of the assets acquired and the liabilities assumed for the acquisitions completed during the six months ended June 30, 2015:

2015 Acquisitions
Real Estate
Fair value of total consideration	$83,787

Acquisition costs	$1,567

Recognized amounts of identifiable assets acquired and liabilities assumed:
Assets:
Real estate, net	$76,003
Intangible assets, net	8,800
Other assets	92

Liabilities:
Deferred revenue	(589)
Other liabilities and accrued expenses	(519)
Total identifiable net assets assumed	$83,787

Supplemental pro forma results of operations have not been presented for the above 2015 business acquisitions as they were not material in relation to the Company’s reported results.

The following table shows the values recorded by the Company, as of the acquisition date, for finite-lived intangible assets and their estimated amortization period:

Intangible Assets	Weighted Average Amortization Period (in Years)	Real Estate
In-place Lease	8.7	$8,800

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2016
(in thousands, except share data)

Insurance and Insurance Services - Purchase of Non-controlling Interests

On January 1, 2015, Fortegra Financial Corporation (Fortegra) exercised an option to purchase the remaining 37.6% ownership interest in ProtectCELL. Upon exercising the option, Fortegra made an initial payment of $3,000. Fortegra has accrued an additional $4,100.

(4) Dispositions, Assets Held for Sale and Discontinued Operations

The Company classified its Philadelphia Financial Group (PFG) subsidiary as held for sale as of December 31, 2014. At the time of such classification, the pending sale of PFG also met the requirements to be classified as a discontinued operation. The sale of PFG was completed on June 30, 2015.

As a result, the Company has reclassified the income and expenses attributable to PFG to income from discontinued operations, net for the three months and six months ended June 30, 2015.

The following table represents detail of revenues and expenses of discontinued operations in the Consolidated Statements of Operations for the three and six months ended June 30, 2015:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Revenues:
Net realized gain	$131	$151
Interest income	1,041	2,215
Separate account fees	6,480	12,706
Service and administrative fees	12,726	25,385
Other income	—	2
Total revenues	20,378	40,459
Expenses:
Interest expense	2,572	5,226
Payroll expense	4,474	9,086
Professional fees	451	770
Change in future policy benefits	975	2,077
Mortality expenses	2,883	5,688
Commission expense	915	1,723
Depreciation and amortization	405	862
Other expenses	1,995	4,232
Total expenses	14,670	29,664
Less: provision for income taxes	1,054	3,796
Income from discontinued operations, net	$4,654	$6,999
The following table presents the cash flows from discontinued operations for the periods indicated:

Six Months Ended June 30,
2015
Net cash provided by (used in):
Operating activities	$(6,198)
Investing activities	11,866
Financing activities	(5,000)
Net cash flows provided by discontinued operations	$668

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
June 30, 2016
(in thousands, except share data)

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
Specialty Finance is comprised of Siena Capital Finance LLC (Siena), which commenced operations in April 2013, and the Company’s mortgage businesses which consists of Luxury, which was acquired in January 2014 and Reliance which was acquired in July 2015. The Company’s mortgage origination business originated loans for sale to institutional investors, including GSEs, FHA/VA, prime jumbo and super jumbo mortgages, through both retail and wholesale channels and through a call center model, primarily focused on re-financings. Segment results incorporate the revenues and expenses of these subsidiaries since they commenced operations or were acquired. Siena’s business consists of structuring asset-based loan facilities across diversified industries which include manufacturing, distribution, wholesale, and service companies.
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

The tables below present the components of revenue, expense, pre-tax income (loss), and segment assets for each of the operating segments for the following periods:

	Three Months Ended June 30, 2016
	Insurance and insurance services	Specialty finance	Real estate	Asset management	Corporate and other	Total
Total revenue	$87,790	$22,211	$14,619	$1,661	$7,471	$133,752
Total expense	79,712	19,899	15,774	1,329	10,904	127,618
Net income attributable to consolidated CLOs	—	—	—	746	4,166	4,912
Pre-tax income (loss)	$8,078	$2,312	$(1,155)	$1,078	$733	$11,046
Less: Provision (benefit) for income taxes						4,025
Discontinued operations						—
Net income before non-controlling interests						$7,021
Less: net income attributable to non-controlling interests from continuing operations and discontinued operations						888
Net income available to common stockholders						$6,133

	Three Months Ended June 30, 2015
	Insurance and insurance services	Specialty finance	Real estate	Asset management	Corporate and other	Total
Total revenue	$78,521	$7,980	$12,350	$1,786	$391	$101,028
Total expense	72,221	7,412	14,319	2,578	6,145	102,675
Net income attributable to consolidated CLOs	—	—	—	1,004	(937)	67
Pre-tax income (loss)	$6,300	$568	$(1,969)	$212	$(6,691)	$(1,580)
Less: Provision (benefit) for income taxes						(371)
Discontinued operations						21,003
Net income before non-controlling interests						$19,794
Less: net income attributable to non-controlling interests from continuing operations and discontinued operations						4,832

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2016
(in thousands, except share data)

Three Months Ended June 30, 2015
Net income available to common stockholders	$14,962

	Six Months Ended June 30, 2016
	Insurance and insurance services	Specialty finance	Real estate	Asset management	Corporate and other	Total
Total revenue	$177,102	$38,777	$28,509	$3,667	$17,503	$265,558
Total expense	160,027	37,448	33,523	2,675	21,881	255,554
Net income attributable to consolidated CLOs	—	—	—	1,746	4,271	6,017
Pre-tax income (loss)	$17,075	$1,329	$(5,014)	$2,738	$(107)	$16,021
Less: provision for income taxes						1,586
Discontinued operations, net						—
Net income before non-controlling interests						$14,435
Less: net income attributable to non-controlling interests from continuing operations and discontinued operations						2,747
Net income available to common stockholders						$11,688

	Six Months Ended June 30, 2015
	Insurance and insurance services	Specialty finance	Real estate	Asset management		Corporate and other		Total
Total revenue	$150,900	$14,235	$21,774	$2,833		$349		$190,091
Total expense	140,574	13,232	27,924	3,588	(1)	11,969	(1)	197,287
Net income (loss) attributable to consolidated CLOs	—	—	—	2,841		(3,085)		(244)
Pre-tax income (loss)	$10,326	$1,003	$(6,150)	$2,086		$(14,705)		$(7,440)
Less: (benefit) for income taxes								(1,867)
Discontinued operations								23,348
Net income before non-controlling interests								$17,775
Less: net income attributable to non-controlling interests from continuing operations and discontinued operations								3,792
Net income available to common stockholders								$13,983

The following table presents the segment assets for the following periods:
	Insurance and insurance services	Specialty finance	Real estate	Asset management		Corporate and other		Total
Segment Assets as of June 30, 2016
Segment assets	$976,534	$233,774	$278,670	$1,735		$223,925		$1,714,638
Assets of consolidated CLOs								989,615
Total assets								$2,704,253

Segment Assets as of December 31, 2015
Segment assets	$929,054	$208,201	$230,546	$1,820		$396,537		$1,766,158
Assets of consolidated CLOs								728,812
Total assets								$2,494,970

(1)	Bonus of $2,439 was reclassified from Corporate and other to Asset management to conform to the current period presentation.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2016
(in thousands, except share data)

(6) Securities, Available for Sale

All of the Company’s investments in available for sale securities as of June 30, 2016 and December 31, 2015 are held by Fortegra. The following tables present the Company's investments in available for sale securities:

	As of June 30, 2016
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$38,394	$1,072	$(6)	$39,460
Obligations of state and political subdivisions	51,513	1,347	(6)	52,854
Corporate securities	61,369	1,109	(17)	62,461
Asset backed securities	1,490	59	—	1,549
Certificates of deposit	893	—	—	893
Equity securities	6,081	270	(19)	6,332
Obligations of foreign governments	1,432	44	—	1,476
Total	$161,172	$3,901	$(48)	$165,025

	As of December 31, 2015
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$53,274	$83	$(221)	$53,136
Obligations of state and political subdivisions	51,942	466	(73)	52,335
Corporate securities	68,400	89	(651)	67,838
Asset backed securities	1,525	4	—	1,529
Certificates of deposit	893	—	—	893
Equity securities	6,081	106	(79)	6,108
Obligations of foreign governments	2,931	—	(67)	2,864
Total	$185,046	$748	$(1,091)	$184,703

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2016
(in thousands, except share data)

The following tables summarize the gross unrealized losses on available for sale securities in an unrealized loss position:

	As of June 30, 2016
	Less Than or Equal to One Year			More Than One Year
	Fair value	Gross unrealized losses	# of Securities	Fair value	Gross unrealized losses	# of Securities
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$2,216	$(5)	38	$74	$(1)	8
Obligations of state and political subdivisions	4,848	(6)	10	—	—	—
Corporate securities	2,696	(8)	23	652	(9)	10
Equity securities	—	—	—	991	(19)	5
Total	$9,760	$(19)	71	$1,717	$(29)	23

	As of December 31, 2015
	Less Than or Equal to One Year			More Than One Year
	Fair value	Gross unrealized losses	# of Securities	Fair value	Gross unrealized losses	# of Securities
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$35,588	$(221)	146	$—	$—	—
Obligations of state and political subdivisions	18,500	(59)	45	400	(14)	2
Corporate securities	56,373	(634)	302	267	(17)	6
Equity securities	1,998	(79)	8	—	—	—
Obligations of foreign governments	2,863	(67)	18	—	—	—
Total	$115,322	$(1,060)	519	$667	$(31)	8
The Company does not intend to sell the investments that were in an unrealized loss position at June 30, 2016, and management believes that it is more likely than not that the Company will be able to hold these securities until full recovery of their amortized cost basis for fixed maturity securities or cost for equity securities. The unrealized losses were attributable to changes in interest rates and not credit-related issues. As of June 30, 2016, based on the Company's review, none of the fixed maturity or equity securities were deemed to be other-than-temporarily impaired based on the Company's analysis of the securities and its intent to hold the securities until recovery. There have been no other-than-temporary impairments recorded by the Company for the three and six months ended June 30, 2016.

The amortized cost and fair values of investments in debt securities, by contractual maturity date, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Excluded from this table are equity securities since they have no contractual maturity.

	As of
	June 30, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$18,842	$18,844	$20,347	$20,319
Due after one year through five years	68,475	69,311	76,967	76,578
Due after five years through ten years	49,862	52,111	56,133	56,240
Due after ten years	16,422	16,877	23,993	23,929
Asset backed securities	1,490	1,550	1,525	1,529
Total	$155,091	$158,693	$178,965	$178,595

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2016
(in thousands, except share data)

The following table presents additional information on the Company’s available for sale securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Purchases of available for sale securities	$1,780	$14,907	$9,678	$28,373

Proceeds from maturities, calls and prepayments of available for sale securities	$12,068	$8,235	$21,603	$16,405

Gains (losses) realized on maturities, calls and prepayments of available for sale securities	$40	$5	$97	$(4)

Gross proceeds from sales of available for sale securities	$10,859	$1,011	$10,859	$1,733

Gains (losses) realized on sales of available for sale securities	$42	$—	$42	$4

(7) Investment in Loans

The following table presents the Company’s loans, measured at fair value and amortized cost:

	As of
	June 30, 2016	December 31, 2015
Loans, at fair value
Corporate loans	$99,001	$233,861
Mortgage loans held for sale	122,287	120,836
Non-performing residential loans	56,137	38,289
Other loans receivable	1,409	1,409
Total loans, at fair value	$278,834	$394,395

Loans owned at amortized cost, net
Asset backed loans and other loans, net	76,245	52,994
Less: Allowance for loan losses	683	463
Total loans owned, at amortized cost, net	$75,562	$52,531

Net deferred loan origination fees included in asset backed loans	$4,105	$3,520

Loans, at fair value

Corporate Loans

Corporate loans primarily include syndicated leveraged loans held by the Company as principal investments, which consist of $99,001 in loans at June 30, 2016.  As of June 30, 2016, the unpaid principal balance on these loans was $102,102.

The difference between fair value of the Corporate loans and the unpaid principal balance was $(3,101).

Mortgage Loans Held for Sale

Mortgage loans held for sale that have been pledged as collateral totaled $112,858 at June 30, 2016 and $112,743 at December 31, 2015. As of June 30, 2016, the fair value of mortgage loans exceeded the unpaid principal balance of $117,722 by $4,565. The unpaid principal balance and fair value of held for sales that are 90 days or more past due were $142 and $66, respectively, as of June 30, 2016. The unpaid principal balance and fair value of held for sales that are 90 days or more past due were $142 and $82, respectively, as of December 31, 2015. The Company discontinues accruing interest on all loans that are 90 days or more past due.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2016
(in thousands, except share data)

Non-performing Residential Loans

As of June 30, 2016, the Company’s investments included $56,137 of loans collateralized by real estate in the process of foreclosure of which the unpaid principal balance was $86,426.  The difference between the fair value of the NPLs and the unpaid principal balance was $(30,289).

When NPLs are converted into foreclosed residential real estate property (when we have obtained title to the property) or other resolution process (e.g., through a deed-in-lieu of foreclosure transaction), the fair value of these assets at the time of transfer are estimated using BPOs, and if the property meets held-of-sale criteria, it is initially recorded at fair value less costs to sell as its cost basis. Subsequently, the property is carried at (i) the fair value of the asset minus the estimated costs to sell the asset or (ii) the cost of the asset, whichever is lower. Included in other assets are $7,207 of foreclosed residential real estate property.

Loans Owned at amortized cost, net

Asset backed loans
As of June 30, 2016 and December 31, 2015, the Company held $74,862 and $51,831 of such loans receivable, net, all of which are attributable to Siena. Siena structures asset-based loan facilities in the $1,000 to $25,000 range across diversified industries, which include manufacturing distribution, wholesale, and service companies. Collateral for asset-backed loan receivables, as of June 30, 2016 and December 31, 2015, consisted of inventory, equipment and accounts receivable. Management reviews collateral for these loans on at least a monthly basis or more frequently if a draw is requested and Management has determined that no impairment existed as of June 30, 2016. As of June 30, 2016, there were no delinquencies in the Siena portfolio and all loans were classified as performing.
(8) Fair Value of Financial Instruments

The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs to the extent possible to measure a financial instrument’s fair value. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability, and are affected by the type of product, whether the product is traded on an active exchange or in the secondary market, as well as current market conditions. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Fair value is estimated by applying the hierarchy discussed in Note 2, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized within Level 3 of the fair value hierarchy.

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
June 30, 2016
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

U.S Treasury Securities, Obligations of U.S. Government Authorities and Agencies, Obligations of State and Political Subdivisions, Corporate Securities, Asset-Backed Securities, and Obligations of Foreign Governments: Fair values were obtained from an independent pricing service and a third party investment manager. The prices provided by the independent pricing service are based on quoted market prices, when available, non-binding broker quotes, or matrix pricing and fall under Level 2 of the fair value hierarchy.

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

Derivative Assets and Liabilities: Derivatives are comprised of credit default swaps (CDS), index credit default swaps (CDX), interest rate lock commitments (IRLC), to be announced mortgage backed securities (TBA) and interest rate swaps (IRS). The fair value of these instruments is based upon valuation pricing models, which represent the amount the Company would expect to receive or pay at the balance sheet date to exit the position. In general, the fair value of CDSs and CDXs are based on dealer quotes. Because significant inputs, other than unadjusted quoted prices in active markets are used to determine the dealer quotes, such as price volatility, the Company classifies them as Level 2 in the fair value hierarchy. The fair value of IRS is based upon either valuation pricing models, which represent the amount the Company would expect to pay at the balance sheet date if the contracts were exited, or by obtaining broker or counterparty quotes. Because there are observable inputs used to arrive at these prices, the Company has classified IRS within Level 2 of the fair value hierarchy. Our mortgage origination subsidiaries issue IRLCs to its customers, which are carried at estimated fair value on the Company’s Consolidated Balance Sheet. The estimated fair values of these commitments are generally calculated by reference to the value of the underlying loan associated with the IRLC net of costs to produce and an expected fall out assumption. The fair values of these commitments generally result in a Level 3 classification. Our mortgage origination subsidiaries manage their exposure by entering into best efforts delivery commitments with loan investors referred to as “best efforts lock”. For loans not locked with investors on a best efforts basis, the Company enters into hedge instruments, primarily TBAs, to protect against movements in interest rates. The fair values of TBA mortgage backed securities generally result in a Level 2 classification.

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
June 30, 2016
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

Nonperforming loans and REO: The Company determines the purchase price for NPLs at the time of acquisition and for each subsequent valuation by using a discounted cash flow valuation model and considering alternate loan resolution probabilities, including modification, liquidation, or conversion to REO. Observable inputs to the model include loan amounts, payment history, and property types. Our NPLs are on nonaccrual status at the time of purchase as it is probable that principal or interest is not fully collectible. NPLs are included in loans, at fair value.

NPLs converted to REOs were measured at fair value on a non-recurring basis during the six months ended June 30, 2016 (the Company did not have investments in REO status in prior year period). The carrying value of REOs at June 30, 2016 was $7,207. Upon conversion to REO, the fair value is estimated using broker price opinion (BPO). BPOs are subject to judgments of a particular broker formed by visiting a property, assessing general home values in an area, reviewing comparable listings, and reviewing comparable completed sales. These judgments may vary among brokers and may fluctuate over time based on housing market activities and the influx of additional comparable listings and sales. REO is included in Other Assets.

The following tables present the Company’s fair value hierarchies for financial assets and liabilities, including the balances associated with the consolidated CLOs, measured on a recurring basis:

	As of June 30, 2016
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value
Assets:
Trading assets:
Equity securities	$33,283	$—	$—	$33,283
CLO	—	—	1,587	1,587
Total trading securities	33,283	—	1,587	34,870

Derivative assets:
Interest rate lock commitments	—	—	4,538	4,538
TBA – mortgage backed securities	—	400	—	400
Credit derivatives	—	11,499	—	11,499
Total derivative assets	—	11,899	4,538	16,437

Total trading assets (included in other assets)	33,283	11,899	6,125	51,307

Available for sale securities:
Equity securities	6,283	—	49	6,332
U.S. Treasury securities and U.S. government agencies	—	39,460	—	39,460
Obligations of state and political subdivisions	—	52,854	—	52,854
Obligations of foreign governments	—	1,476	—	1,476
Certificates of deposit	893	—	—	893
Asset backed securities	—	1,549	—	1,549
Corporate bonds	—	62,461	—	62,461
Total available for sale securities	7,176	157,800	49	165,025

Investments in loans, at fair value:
Corporate loans	—	7,016	91,985	99,001
Mortgage loans held for sale	—	122,287	—	122,287

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2016
(in thousands, except share data)

	As of June 30, 2016
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value
Non-performing loans	—	—	56,137	56,137
Other loans receivable	—	125	1,284	1,409
Total investments in loans, at fair value	—	129,428	149,406	278,834

Total financial instruments attributable to Non-CLOs included in consolidated assets	40,459	299,127	155,580	495,166

Financial instruments included in assets of consolidated CLOs:
Investments in loans, at fair value	—	230,820	728,776	959,596
Total financial instruments included in assets of consolidated CLOs	—	230,820	728,776	959,596

Total	$40,459	$529,947	$884,356	$1,454,762

Liabilities:
Trading liabilities:
U.S. Treasury securities	$—	$—	$—	$—
Total trading securities	—	—	—	—

Derivative liabilities:
Interest rate swaps	—	3,826	—	3,826
TBA-mortgage backed securities	—	1,298	—	1,298
Total derivative liabilities	—	5,124	—	5,124

Total trading liabilities (included in other liabilities)	—	5,124	—	5,124

Contingent consideration payable	—	—	952	952

Preferred notes payable	—	—	1,335	1,335

Total financial instruments attributable to Non-CLOs included in consolidated liabilities	—	5,124	2,287	7,411

Financial instruments included in liabilities of consolidated CLOs:
Notes payable of CLOs	—	—	916,293	916,293
Total financial instruments included in liabilities of consolidated CLOs	—	—	916,293	916,293

Total	$—	$5,124	$918,580	$923,704

	As of December 31, 2015
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value
Assets:
Trading assets:
Equity securities	$3,786	$—	$8,941	$12,727
Tax exempt securities	—	1,732	8,314	10,046
CLO	—	—	1,768	1,768
Total trading securities	3,786	1,732	19,023	24,541

Derivative assets:

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2016
(in thousands, except share data)

	As of December 31, 2015
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value
Interest rate lock commitments	—	—	3,384	3,384
TBA - mortgage backed securities	—	179	—	179
Forward delivery contracts	—	—	11	11
Credit derivatives	—	11,945	—	11,945
Total derivative assets	—	12,124	3,395	15,519

Total trading assets (included in other assets)	3,786	13,856	22,418	40,060

Available for sale securities:
Equity securities	6,060	—	48	6,108
U.S. Treasury securities and U.S. government agencies	—	53,136	—	53,136
Obligations of state and political subdivisions	—	52,335	—	52,335
Obligations of foreign governments	—	2,864	—	2,864
Certificates of deposit	893	—	—	893
Asset backed securities	—	1,529	—	1,529
Corporate bonds	—	67,838	—	67,838
Total available for sale securities	6,953	177,702	48	184,703

Investments in loans, at fair value
Corporate loans	—	55,956	177,905	233,861
Mortgage loans held for sale	—	120,836	—	120,836
Non-performing loans	—	—	38,289	38,289
Other loans receivable	—	125	1,284	1,409
Total investments in loans, at fair value	—	176,917	217,478	394,395

Total financial instruments attributable to Non-CLOs included in consolidated assets	10,739	368,475	239,944	619,158

Financial instruments included in assets of consolidated CLOs:
Investments in loans, at fair value	—	159,892	520,892	680,784
Total financial instruments included in assets of consolidated CLOs	—	159,892	520,892	680,784

Total	$10,739	$528,367	$760,836	$1,299,942

Liabilities:
Trading liabilities:
U.S. Treasury securities	$—	$19,679	$—	$19,679
Total trading securities	—	19,679	—	19,679

Derivative liabilities:
Interest rate swaps	—	2,310	—	2,310
Forward delivery contracts	—	8	—	8
TBA-mortgage backed securities	—	150	—	150
Foreign currency forward contracts	—	5	—	5
Total derivative liabilities	—	2,473	—	2,473

Total trading liabilities (included in other liabilities)	—	22,152	—	22,152

Contingent consideration payable	—	—	936	936

Preferred notes payable	—	—	1,562	1,562

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2016
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
The following table represents additional information about assets that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value for the following periods:

	Six Months Ended June 30,
	2016		2015
	Non-CLO assets	CLO assets	Non-CLO assets	CLO assets	Assets held for sale
Balance at January 1,	$239,944	$520,892	$11,577	$576,811	$3,771,458
Net realized gains (losses)	10,619	288	6,597	639	—
Net unrealized gains (losses)	5,341	5,956	784	(682)	—
Purchases	30,308	68,587	4,771	13,625	141,292
Sales	(45,310)	(52,383)	(140)	(52,213)	(3,967,798)
Issuances	1,178	888	1	489	—
Transfer into Level 3 (1)	45,213	146,357	36,039	109,993	—
Transfer adjustments (out of) Level 3 (1)	(21,854)	(65,907)	(7,837)	(152,962)	—
Adoption of ASU 2015-02	—	—	—	(328,411)	—
Attributable to policyowner	—	—	—	—	55,048
Conversion to real estate owned and mortgage held for sale	(5,761)	—	—	—	—
Warehouse transfer to CLO	(104,098)	104,098
Balance at June 30,	$155,580	$728,776	$51,792	$167,289	$—

Changes in unrealized gains (losses) included in earnings related to assets still held at period end	$1,323	$5,010	$(241)	$57	$—

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
June 30, 2016
(in thousands, except share data)

The following table represents additional information about liabilities that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value for the following periods:

	Six Months Ended June 30,
	2016		2015
	Non-CLO Liabilities	CLO Liabilities	Non-CLO Liabilities	CLO Liabilities
Balance at January 1,	$2,498	$683,827	$2,802	$1,785,207
Net unrealized gains (losses)	(211)	10,163	—	23,041
Issuances	—	222,303	—	(41,272)
Dispositions	—	—	—	(31,155)
Adoption of ASU 2015-02	—	—	—	(1,032,913)
Balance at June 30,	$2,287	$916,293	$2,802	$702,908

Changes in unrealized (losses) gains included in earnings related to liabilities still held at period end	$(211)	$10,163	$—	$10,608

The following is quantitative information about Level 3 significant unobservable inputs used in fair valuation. Disclosure of this information is not required in circumstances where a valuation (unadjusted) is obtained from a third-party pricing service and the information regarding the unobservable inputs is not readily available to the Company.

	Fair Value as of				Actual or Range (Weighted average)
Assets (1)	June 30, 2016	December 31, 2015	Valuation Technique	Unobservable input(s)	June 30, 2016	December 31, 2015
Tax exempt security	$—	$121	Discounted cash flow	Short term cash flows	N/A	0.0%
Tax exempt security	—	8,193	Market yield analysis	Yield to maturity	N/A	6.50%
Interest rate lock commitments	4,538	3,384	Internal model	Pull through rate	45% - 95%	55% - 95%
Forward delivery contracts	—	11	Internal model	Pull through rate	N/A	80% - 100%
NPLs	56,137	38,289	Discounted cash flow	See table below (2)	See table below	See table below
Total	$60,675	$49,998

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

The following table sets forth quantitative information about the significant unobservable inputs used to measure the fair value of our NPLs as of the following periods:

	As of June 30, 2016			As of December 31, 2015
Unobservable inputs	High	Low	Average(1)	High	Low	Average(1)
Discount rate	30.0%	16.0%	23.2%	30.0%	15.1%	22.0%
Loan resolution time-line (Years)	2.6	.6	1.2	2.7	.6	1.2
Value of underlying properties	$1,800	$35	$267	$1,375	$40	$224
Holding costs	24.1%	5.8%	9.3%	24.6%	5.5%	9.6%
Liquidation costs	22.5%	8.2%	10.2%	21.8%	7.5%	10.5%

(1)	Weighted based on value of underlying properties.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2016
(in thousands, except share data)

	Fair Value as of				Actual or Range (Weighted average)
Liabilities (1)	June 30, 2016	December 31, 2015	Valuation Technique	Unobservable input(s)	June 30, 2016	December 31, 2015
Contingent consideration payable - Reliance	$900	$900	Internal model	Forecast EBITDA	$2,455 - $3,782	$1,326 - $3,517
				Book value growth rate	5.0%	5.0%
				Asset volatility	0.7% - 18.9%	2.4% - 20.1%
Contingent consideration payable - Luxury	52	36	Internal model	Projected cash available for distribution	$854 - $1,281	$828 - $1,281
Preferred notes payable	1,335	1,562	Internal model	Discount rate	13.96%	12.0%
Total	$2,287	$2,498

(1)
Not included in this table are the debt obligations of consolidated CLOs, measured and leveled on the basis of the fair value of the (more observable) financial assets of the consolidated CLOs. See Note—(15) Assets and Liabilities of Consolidated CLOs.

The following table presents the carrying amounts and estimated fair values of financial assets and liabilities that are not recorded at fair value on a recurring or non-recurring basis and their respective levels within the fair value hierarchy:

	As of June 30, 2016			As of December 31, 2015
	Level within Fair Value Hierarchy	Fair Value	Carrying Value	Level within Fair Value Hierarchy	Fair Value	Carrying Value
Assets:
Notes receivable, net	2	$22,957	$24,264	2	$20,250	$21,696
Total Assets		$22,957	$24,264		$20,250	$21,696

Liabilities:
Debt, net	3	$664,038	$654,048	3	$672,096	$671,648
Total Liabilities		$664,038	$654,048		$672,096	$671,648

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

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2016
(in thousands, except share data)

(9) Notes and Accounts Receivable, net

The following table summarizes the total Notes and Accounts receivable, net:

	As of
	June 30, 2016	December 31, 2015
Notes receivable, net	$24,264	$21,696
Accounts and premiums receivable, net	54,507	57,056
Other receivables	81,620	62,247
Total	$160,391	$140,999

Notes Receivable, net

Real estate

Care owns a 75% interest in a Managed Property. In connection therewith, subsidiaries of Care received notes from affiliates of the 25% partner. The cost basis of these notes at June 30, 2016 and December 31, 2015 was approximately $3,857 and $3,807, respectively. As of June 30, 2016, all of these notes were performing.
Insurance and insurance services

As of June 30, 2016 and December 31, 2015, Fortegra held $20,407 and $17,889 in notes receivable, net, respectively. The majority of these notes totaling $15,621 and $12,216 at June 30, 2016 and December 31, 2015, respectively, consist of receivables from Fortegra’s premium financing program. A total of $705 was for notes receivable under its Pay us Later Program, which allows customers to finance the cost of electronic mobile devices and or protection programs on these devices. The remaining $4,081 and $4,191 represents unsecured notes receivable issued to various business partners in order to solidify relationships and grow its business. The Company has established an allowance for uncollectible amounts against its notes receivable of $1,453 and $885 as of June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016 and December 31, 2015, there were $1,788 and $1,553 in balances classified as 90 days plus past due, respectively.

Accounts and premiums receivable, net and Other receivables
Accounts and premiums receivable, net and other receivables are primarily trade receivables from the insurance and insurance services segment that are carried at their approximate fair value. The company has established a valuation allowance against its accounts and premiums receivable of $207 and $165 as of June 30, 2016 and December 31, 2015, respectively.
(10) Reinsurance Receivables

The following table presents the effect of reinsurance on premiums written and earned by Fortegra for the following period:

Premiums	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015		Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	Written	Earned	Written	Earned	Written	Earned	Written	Earned
Direct and assumed	$176,335	$174,916	$167,087	$140,582	$358,835	$343,015	$311,371	$277,636
Ceded	(127,362)	(128,624)	(120,832)	(100,875)	(262,471)	(252,108)	(233,173)	(200,576)
Net	$48,973	$46,292	$46,255	$39,707	$96,364	$90,907	$78,198	$77,060

The following table presents the effect of reinsurance on losses and loss adjustment expenses incurred by Fortegra for the following period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Direct and assumed	$67,861	$41,884	$131,910	$80,042
Ceded	(50,621)	(28,958)	(96,722)	(54,666)
Net losses and loss adjustment expense	$17,240	$12,926	$35,188	$25,376

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2016
(in thousands, except share data)

The following table presents the components of the reinsurance receivables:

	As of
	June 30, 2016	December 31, 2015
Prepaid reinsurance premiums:
Life (1)	$62,300	$61,919
Accident and health (1)	52,337	54,357
Property	191,447	180,236
Total	306,084	296,512

Ceded claim reserves:
Life	2,938	2,664
Accident and health	9,190	8,889
Property	45,261	30,911
Total ceded claim reserves recoverable	57,389	42,464
Other reinsurance settlements recoverable	13,176	13,950
Reinsurance receivables	$376,649	$352,926

(1)	Including policyholder account balances ceded.

The following table presents the aggregate amount included in reinsurance receivables that is comprised of the three largest receivable balances from unrelated reinsurers:

As of
June 30, 2016
Total of the three largest receivable balances from unrelated reinsurers	$161,230

At June 30, 2016, the three unrelated reinsurers from whom Fortegra has the largest receivable balances were: London Life International Reinsurance Corporation (A. M. Best Rating: Not rated); MFI Insurance Company, LTD (A. M. Best Rating: Not rated) and Frandicso Property and Casualty Insurance Corporation (A. M. Best Rating: Not rated). The related receivables of London Life International Reinsurance Corporation and MFI Insurance Company, LTD are collateralized by assets held in trust accounts and letters of credit due to their offshore relationships. At June 30, 2016, the Company does not believe there is a risk of loss due to the concentration of credit risk in the reinsurance program given the collateralization.

(11) Real Estate, net

The following table contains information regarding the Company’s investment in real estate as of the following periods:

	As of June 30, 2016
	Land	Buildings	Accumulated depreciation	Total
Triple net lease properties	$12,173	$77,733	$(5,310)	$84,596
Managed properties	15,160	162,508	(8,222)	169,446
Other real estate (1)	—	1,246	—	1,246
Total	$27,333	$241,487	$(13,532)	$255,288

	As of December 31, 2015
	Land	Buildings	Accumulated depreciation	Total
Triple net lease properties	$12,173	$77,161	$(4,118)	$85,216
Managed properties	9,905	113,396	(5,842)	117,459
Other real estate (1)	—	1,675	(389)	1,286
Total	$22,078	$192,232	$(10,349)	$203,961

(1)
Represents a single family residential property located in Connecticut that is being rented through the Company's subsidiary, Luxury. As of June 30, 2016, this property has been classified as held for sale and is carried at fair value less cost to sell.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2016
(in thousands, except share data)

Future Minimum Rental Revenue

The following table presents the future minimum annual rental revenue under the noncancelable terms of all operating leases as of:

June 30, 2016
Remainder of 2016	$3,581
2017	7,232
2018	7,335
2019	7,441
2020	7,550
Thereafter	38,705
Total	$71,844

The schedule of minimum future rental revenue excludes residential lease agreements, generally having terms of one year or less. Rental revenues from residential leases were $11,666 and $9,409 for the three months ended June 30, 2016 and 2015, respectively. Rental revenues from residential leases were $22,546 and $17,720 for the six months ended June 30, 2016 and 2015, respectively.

(12) Goodwill and Intangible Assets, net

The following table presents identifiable intangible assets, accumulated amortization, and goodwill by segment:

	As of				As of
	June 30, 2016				December 31, 2015
	Insurance and insurance services	Real estate	Specialty finance	Total	Insurance and insurance services	Real estate	Specialty finance	Total
Customer relationships	$50,500	$—	$—	$50,500	$50,500	$—	$—	$50,500
Accumulated amortization	(2,630)	—	—	(2,630)	(1,200)	—	—	(1,200)
Trade names	6,500	—	800	7,300	6,500	—	800	7,300
Accumulated amortization	(1,128)	—	(80)	(1,208)	(771)	—	(40)	(811)
Software licensing	8,500	—	640	9,140	8,500	—	640	9,140
Accumulated amortization	(2,692)	—	(91)	(2,783)	(1,842)	—	(46)	(1,888)
Insurance policies and contracts acquired	36,500	—	—	36,500	36,500	—	—	36,500
Accumulated amortization	(32,387)	—	—	(32,387)	(28,510)	—	—	(28,510)
Insurance licensing agreements(1)	13,000	—	—	13,000	13,000	—	—	13,000
Leases in place	—	26,804	—	26,804	—	23,404	—	23,404
Accumulated amortization	—	(18,040)	—	(18,040)	—	(14,095)	—	(14,095)
Intangible assets, net	76,163	8,764	1,269	86,196	82,677	9,309	1,354	93,340
Goodwill	89,854	—	2,913	92,767	89,854	—	2,913	92,767
Total	$166,017	$8,764	$4,182	$178,963	$172,531	$9,309	$4,267	$186,107

(1)	Represents intangible assets with an indefinite useful life. Impairment tests are performed at least annually on these assets.

Amortization expense on intangible assets was $4,518 and $9,375 for the three months ended June 30, 2016 and 2015, respectively, and $10,544 and $23,397 for the six months ended June 30, 2016 and 2015, respectively. The Company conducts annual impairment tests of its goodwill as of December 31. For the three and six months ended June 30, 2016, no impairment was recorded on the Company’s goodwill or intangibles. As of December 31, 2015, the Company recorded an impairment of $699 associated with Luxury within the Specialty Finance segment as a result of qualitative and quantitative procedures associated with our annual impairment testing.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2016
(in thousands, except share data)

The following table presents the amortization expense on intangible assets for the next five years by relevant segment:

	As of
	June 30, 2016
	Insurance and insurance services (VOBA)	Insurance and insurance services (other)	Real estate	Specialty finance	Total
Remainder of 2016	$1,796	$3,191	$1,577	$86	$6,650
2017	1,250	9,865	1,766	171	13,052
2018	465	9,077	621	171	10,334
2019	217	7,509	621	171	8,518
2020	123	5,027	621	171	5,942
2021 and thereafter	262	24,381	3,558	499	28,700
Total	$4,113	$59,050	$8,764	$1,269	$73,196

(13) Other Assets

The following table presents the components of Other assets as reported in the Consolidated Balance Sheets:

	As of
	June 30, 2016	December 31, 2015
Trading assets, at fair value	$51,307	$40,060
Foreclosed residential real estate property	7,207	2,197
Due from brokers and trustees	2,686	29,052
Furnitures, fixtures and equipment, net	6,285	7,024
Inventory	2,083	2,449
Prepaids	4,956	2,690
Income tax receivable	7,686	5,810
Other	12,910	15,218
Total other assets	$95,120	$104,500

Net unrealized gains recognized during the three and six months ended June 30, 2016 on trading assets still held at June 30, 2016 were $2,258 and $6,058, respectively.

(14) Derivative Financial Instruments and Hedging

The Company utilizes derivative financial instruments as part of its overall investment and hedging activities. Derivative contracts are subject to additional risk that can result in a loss of all or part of an investment. The Company’s derivative activities are primarily classified by underlying credit risk and interest rate risk. In addition, the Company is also subject to additional counterparty risk should its counterparties fail to meet the contract terms. The derivative financial instruments are located within trading assets at fair value and are reported in Other Assets. Trading liabilities are reported within Other liabilities and accrued expenses.

Derivatives, at fair value
Credit Derivatives
Credit derivatives are generally defined as over‑the‑counter contracts between a buyer and seller of protection against the risk of default on a set of obligations issued by a specified reference entity.
Credit Default Swap Indices (CDX) are credit derivatives that reference multiple names through underlying baskets or portfolios of single name credit default swaps. The Company enters into these contracts as both a buyer of protection and seller of protection to manage the credit risk exposure of its investment portfolio. The Company is required to deposit cash collateral for these positions equal to an initial 2.25% of the notional amount of the sold protection side, subject to increase based on additional maintenance margin as a result of decreases in value. As of June 30, 2016, the total margin was $6,750.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2016
(in thousands, except share data)

Foreign Currency Forward Contracts

Foreign currency forward contracts are used as a foreign currency hedge where the Company has an obligation to either make or take a foreign currency payment at a future date. If the date of the foreign currency payment and the last trading date of the foreign currency forwards contract are matched, the Company has in effect “locked in” the exchange rate payment amount. The Company, through its subsidiary Siena, has entered into a foreign exchange forward contract hedge on its foreign loans receivable.

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
The Company is party to interest rate swaps in order to economically hedge interest rate risk associated with the financing of its real estate portfolio. All of these swaps have the same counterparty.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2016
(in thousands, except share data)

The following table summarizes the gross notional and fair value amounts of derivatives (on a gross basis) categorized by underlying risk:

	As of June 30, 2016			As of December 31, 2015
	Notional Values	Asset Derivatives	Liability Derivatives	Notional Values	Asset Derivatives	Liability Derivatives
Credit risk:
Credit derivatives sold protection	$297,612	$34,715	$—	$297,612	$41,126	$—
Credit derivatives bought protection	298,173	—	21,584	300,529	106	27,655
Sub-total	595,785	34,715	21,584	598,141	41,232	27,655

Foreign currency risk:
Foreign currency forward contracts	998	—	5	683	—	5

Interest rate risk:
Interest rate lock commitments	191,264	4,538	—	156,309	3,384	—
Forward delivery contracts	60,786	—	25	52,054	11	8
TBA mortgage backed securities	207,500	400	1,298	136,750	179	150
Interest rate swaps	106,988	—	3,826	78,988	—	2,310
Sub-total	566,538	4,938	5,149	424,101	3,574	2,468
Total	$1,163,321	$39,653	$26,738	$1,022,925	$44,806	$30,128
The Company nets the credit derivative assets and liabilities as these credit derivatives are subject to legally enforceable netting arrangements with the same party. The following table presents derivative instruments that are subject to offset by a master netting agreement:

	As of
	June 30, 2016	December 31, 2015
Derivatives subject to netting arrangements:
Credit default swap indices sold protection	$34,715	$41,126
Credit default swap indices bought protection	(21,584)	(27,549)
Gross assets recognized	13,131	13,577
Collateral payable	(1,632)	(1,632)
Net assets recognized (included in other assets)	$11,499	$11,945

Derivatives designated as cash flow hedging instruments

Fortegra has one IRS with a counterparty, pursuant to which Fortegra swapped the floating rate portion of its outstanding preferred trust securities to a fixed rate. This IRS is designated as a cash flow hedge and expires in June 2017. As of the December 4, 2014 acquisition date, the IRS was considered a new hedging relationship, and was redesignated as a hedge.

Care has seven IRS with the same counterparty, pursuant to which Care swapped the floating rate portion of its outstanding debt to a fixed rate. These IRS are designated as cash flow hedges and expire between November 30, 2017 and January 31, 2023. As of May 10, 2016, these IRS were considered new hedging relationships, and have been redesignated as hedges.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2016
(in thousands, except share data)

The following table presents the fair value and the related outstanding notional amounts of the Company's cash flow hedging derivative instruments and indicates where the Company records each amount within its Consolidated Balance Sheets:

		As of
	Balance Sheet Location	June 30, 2016	December 31, 2015
Derivatives designated as cash flow hedging instruments:
Notional value		$106,988	$35,000
Fair value of interest rate swaps	Other liabilities and accrued expenses	$3,825	$1,283
Unrealized (loss) gain, net of tax, on the fair value of interest rate swaps	AOCI	$(473)	$111

Range of variable rates on interest rate swaps		0.44% to 0.65%	0.51%

Range of fixed rates on interest rate swaps		1.31% to 4.99%	3.47%

The following table presents the pretax impact of the cash flow hedging derivative instruments on the Consolidated Financial Statements for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
(Loss) recognized in AOCI on the derivative-effective portion	(535)	(55)	(671)	(289)

(Gain) loss reclassified from AOCI into income-effective portion	91	283	(228)	564

Gain (loss) recognized in income on the derivative-ineffective portion	(51)	—	(51)	—

The following table presents the estimated amount to be reclassified to earnings from AOCI during the next 12 months. These net losses reclassified into earnings are primarily expected to increase net interest expense related to the respective hedged item.

At
June 30, 2016
Estimated losses to be reclassified to earnings from AOCI during the next 12 months	$458

(15) Assets and Liabilities of Consolidated CLOs

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
June 30, 2016
(in thousands, except share data)

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
The table below represents the assets and liabilities of the consolidated CLOs that are included in the Company’s Consolidated Balance Sheet as of the dates indicated:

	As of
	June 30, 2016	December 31, 2015
Assets:
Cash and cash equivalents	$13,512	$38,716
Loans, at fair value (1)	959,596	680,784
Other assets	16,507	9,312
Total assets of consolidated CLOs	$989,615	$728,812

Liabilities:
Debt	$916,293	$683,827
Other liabilities and accrued expenses	20,074	14,489
Total liabilities of consolidated CLOs	$936,367	$698,316

Net	$53,248	$30,496

(1)	The unpaid principal balance for these loans is $1,008,331 and $727,357 and the difference between their fair value and UPB is $48,735 and $46,573 at June 30, 2016 and December 31, 2015 respectively.

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

Beneficial interests:	As of
	June 30, 2016	December 31, 2015
Subordinated notes	$52,534	$29,857
Accrued management fees	714	639
Total beneficial interests	$53,248	$30,496

The following table represents revenue and expenses of the consolidated CLOs included in the Company’s Consolidated Statements of Operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Income:
Net realized and unrealized gains (losses)	$1,274	$(4,628)	$(1,491)	$(13,112)
Interest income	13,206	13,171	23,648	30,705
Total revenue	14,480	8,543	22,157	17,593
Expenses:
Interest expense	8,062	8,172	14,400	17,072
Other expense	1,506	304	1,740	765
Total expense	9,568	8,476	16,140	17,837

Net income (loss) attributable to consolidated CLOs	$4,912	$67	$6,017	$(244)

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2016
(in thousands, except share data)

As summarized in the table below, the application of the measurement alternative results in the consolidated net income summarized above to be equivalent to Tiptree’s own economic interests in the CLOs which are eliminated upon consolidation:

Economic interests:	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Distributions received and realized and unrealized gains (losses) on the subordinated notes held by the Company, net	$4,155	$(934)	$4,591	$(3,083)
Management fee income	757	1,001	1,426	2,839
Total economic interests	$4,912	$67	$6,017	$(244)

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2016
(in thousands, except share data)

(16) Debt, net

The following table summarizes the balance of the Company’s debt holdings, net of discounts and deferred financing costs, excluding notes payable of consolidated CLOs. See Note—(15) Assets and Liabilities of Consolidated CLOs:

	Maximum	As of
	Borrowing Capacity as of June 30, 2016	June 30, 2016	December 31, 2015
Operating Company:
CLO warehouse borrowing	$—	$—	$119,480
Secured credit agreement	125,000	59,500	45,500
Original issue discount on secured credit agreement		(567)	(476)
Deferred financing costs, net		(749)	(691)
Subtotal Operating Company		58,184	163,813

Fortegra:
Secured credit agreement- revolving credit facility	90,000	63,898	46,500
Secured credit agreement- term loan	42,500	42,500	45,000
Revolving line of credit	15,000	10,943	8,303
Preferred trust securities	35,000	35,000	35,000
Deferred financing costs, net		(1,824)	(2,019)
Subtotal Fortegra		150,517	132,784

Luxury:
Mortgage warehouse borrowing	90,500	65,421	66,858
Preferred notes payable	1,335	1,335	1,562
Mortgage borrowing	708	708	717
Subtotal Luxury		67,464	69,137

Reliance:
Mortgage warehouse borrowing	126,000	45,744	43,456
Deferred financing costs, net		(66)	(15)
Subtotal Reliance		45,678	43,441

Siena:
Revolving line of credit	75,000	59,850	36,192
Subordinated debt	3,500	3,500	3,500
Deferred financing costs, net		(508)	(624)
Subtotal Siena		62,842	39,068

Care:
Mortgage borrowings	209,331	207,582	166,664
Unamortized (discount) premium on mortgage borrowings		51	54
Deferred financing costs, net		(2,204)	(2,020)
Subtotal Care		205,429	164,698

Telos Credit Opportunities Fund, L.P.:

Secured credit agreement	100,000	65,909	54,900
Deferred financing costs, net		(790)	(889)
Subtotal Telos		65,119	54,011

Total debt outstanding, net		$655,233	$666,952

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2016
(in thousands, except share data)

The table below presents the amount of interest expense the Company incurred on its debt for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest expense	$6,454	$6,091	$12,843	$11,054

The following table presents the future maturities of the unpaid principal balance on the Company’s long-term debt (excluding preferred notes payable) as of:

June 30, 2016
Remainder of 2016	$185,135
2017	11,623
2018	66,070
2019	130,159
2020	141,330
Thereafter	126,238
Total	$660,555

Operating Company
Secured Credit Agreement - Fortress

On September 18, 2013, Operating Company entered into a Credit Agreement with Fortress and borrowed $50,000 thereunder, with an associated original issue discount of $1,000, which is being amortized over the term of the agreement. The Credit Agreement allows Operating Company to borrow additional amounts up to a maximum aggregate of $125,000, subject to satisfaction of certain customary conditions. The obligations of Operating Company under the Credit Agreement are secured by liens on substantially all of the assets of Operating Company. The principal of, and all accrued and unpaid interest on, all loans under the Credit Agreement become immediately due and payable on September 18, 2018. Loans under the Credit Agreement bear interest at a variable rate per annum equal to one-month LIBOR with a LIBOR floor of 1.25%, plus a margin of 6.50% per annum. The weighted average rate paid for the six months ended June 30, 2016 was 7.75%. The principal amount of the loan is to be repaid in quarterly installments, the amount of which may be adjusted based on the Net Leverage Ratio (as defined in the Credit Agreement) at the end of each fiscal quarter.
On January 26, 2015, Tiptree entered into an Amendment to its Credit Agreement with Fortress providing for additional term loans in an aggregate principal amount of $25,000 to Tiptree. Tiptree was required to repay and did repay $25,000 of all the aggregate outstanding additional term loans under the Fortress credit agreement upon the closing of the PFG sale on June 30, 2015.

On June 24, 2016, Operating Company entered into a Fourth Amendment to the Credit Agreement with Fortress. The Fourth Amendment provides for additional term loans in an aggregate principal amount of $15,000 with the same maturity date, margin above LIBOR, principal repayment term, and conditions and covenants as the existing term loans under the Credit Agreement. The Fourth Amendment also provides that Operating Company may prepay loans under the Credit Agreement, subject to payment of a make-whole premium until the one year anniversary of the Fourth Amendment.

The Company is obligated to pay interest on a monthly basis and has incurred interest expense of $1,792 and $2,730 for the six months ended June 30, 2016 and 2015, respectively. The remaining amortization of the original issue discount totaled $630 and $643 for the six months ended June 30, 2016 and 2015, respectively.

The Company capitalized an aggregate of approximately $1,491 of costs associated with the original transaction and the Amendments to the Credit Agreement. The Company is amortizing the costs over the life of the facility. The Company recorded approximately $127 and $302 of expense for the six months ended June 30, 2016 and 2015, respectively, related to these capitalized costs.

CLO Warehouse Borrowing

Also included in debt are any warehouse lines outstanding associated with the Company’s CLOs. As of December 31, 2015, there was $119,480 outstanding for Telos 7. There were no warehouse lines outstanding as of June 30, 2016.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2016
(in thousands, except share data)

Fortegra
Secured Credit Agreement - Wells Fargo Bank, N.A.

On December 4, 2014, Fortegra entered into an amended and restated $140,000 secured credit agreement (the Credit Agreement) among: (i) Fortegra and its wholly owned subsidiary LOTS Intermediate Co. (LOTS), as borrowers (Fortegra and LOTS, collectively, the Borrowers); (ii) the initial lenders named therein; and (iii) Wells Fargo Bank, National Association, as administrative agent, swingline lender, and issuing lender. The Credit Agreement provides for a $50,000 term loan facility and a $90,000 revolving credit facility. Subject to earlier termination, the Credit Agreement matures on December 4, 2019. The weighted average rate paid for the six months ended June 30, 2016 was 3.16%. The Borrowers are required to repay the aggregate outstanding principal amount of the initial $50,000 term loan facility in consecutive quarterly installments of $1,250 that commenced on March 2015.

Fortegra believes it was in compliance with the covenants required by the respective Credit Agreement in effect at June 30, 2016.

Revolving Line of Credit - Synovus Bank

Fortegra has a $15,000 revolving line of credit agreement (the Line of Credit) with Synovus Bank, entered into on October 9, 2013, with a maturity date of April 30, 2017.  The Line of Credit bears interest at a rate of 300 basis points plus 90-day LIBOR, and is available specifically for the South Bay premium financing product. The weighted average rate paid for the six months ended June 30, 2016 was 3.64%.

At June 30, 2016, Fortegra believes it was in compliance with the covenants required by the Line of Credit.

Preferred Trust Securities

Fortegra has $35,000 of preferred trust securities due June 15, 2037. The preferred trust securities bear interest at a floating rate of 3-month LIBOR plus the annual base rate of 4.10%. Interest is payable quarterly. In 2012, Fortegra entered into an interest rate swap that exchanges the floating rate for a fixed rate, as further described in Note —(14) Derivative Financial Instruments and Hedging. The Company may redeem the preferred trust securities, in whole or in part, at a price equal to the full outstanding principal amount of such preferred trust securities outstanding plus accrued and unpaid interest.

Luxury
Mortgage Warehouse Borrowing

As of June 30, 2016, Luxury has three separate uncommitted warehouse lines of credit in place with a combined maximum borrowing amount of $90,500. The credit agreements pay a floating rate of LIBOR plus 2.75% (with a minimum rate of 3.00%) one of which was renewed in April 2016 and matures in April 2017, the second was renewed in June 2016 and matures in June 2017, and the third in the amount of $15,000 matured in June 2016 and was extended to August 2016. Luxury’s three credit agreements contain customary financial covenants that require, among other items, minimum amounts of tangible net worth, profitability, maximum indebtedness ratios, and minimum liquid assets. As of June 30, 2016, Luxury believes it was in compliance or had obtained waivers of compliance with respect to such financial covenants. Luxury’s ability to borrow under the warehouse line of credit agreements is not adversely affected by any such waivers.

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

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2016
(in thousands, except share data)

Mortgage Borrowing

In December 2013, Luxury entered into a mortgage note agreement with the Savings Bank of Danbury. The mortgage note matures on January 2024 and the monthly payments are based upon a twenty-five year amortization schedule. The mortgage note has a floating rate of Prime plus 1.00%. The mortgage note is secured by the underlying rental property, a guaranty by Luxury, and a personal guaranty by one of the shareholders of Luxury.

Reliance

As of June 30, 2016, Reliance has three separate warehouse lines of credit with a maximum aggregate borrowing amount of $105,000 (of which $25,000 is committed). The credit agreements pay a floating rate of interest that range from LIBOR plus 2.63% to LIBOR plus 3.00%. The warehouse lines have a range of maturities, $50,000 of the warehouse lines mature in September 2016 and $55,000 of the warehouse lines mature in June 2017. As of June 30, 2016, Reliance utilized approximately $45,744 of this line of credit.
Independently of the original line of credit Reliance entered into an agreement for an additional $1,000 with an expiration of August 31, 2016. As of June 30, 2016, there have been no amounts drawn on this facility.
In addition, a subsidiary of Tiptree entered into a warehouse credit facility with Reliance pursuant to which the subsidiary may provide up to $20,000 to Reliance for the purpose of originating mortgage loans. As of the date of this report, no amounts are outstanding under this warehouse credit facility.
Siena

Revolving line of credit - Wells Fargo Bank

On July 25, 2013, Siena established a revolving line of credit with Wells Fargo Bank. As of June 30, 2016, this revolving line has a maximum borrowing amount of $75,000 with an interest rate of LIBOR plus 2.25% and a maturity date of October 17, 2019.

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

Care

Mortgage Borrowings

The three separate loans (each, a Greenfield VA Lease Loan and, collectively, the Greenfield VA Lease Loans) with KeyCorp Real Estate Capital Markets, Inc. (KeyCorp) have an aggregate balance of $14,664 as of June 30, 2016. The Greenfield VA Lease Loans bear interest at a fixed rate of 4.76%, amortize over a thirty-year period, provide for monthly interest and principal payments and mature on May 1, 2022. The Greenfield VA Lease Loans are secured by separate cross-collateralized, cross-defaulted first priority deeds of trust on each of the Greenfield VA Lease properties. As of June 30, 2016, management believes Care is in compliance with the representations and covenants for this loan transaction.

The two separate loans from Liberty Bank for the Calamar Properties have an aggregate balance of $17,198 as of June 30, 2016. Both of these loans amortize over a thirty year period at a weighted average fixed rate of 4.21% with one maturing on August 2019 and the other on February 2020. These loans are secured by separate first priority mortgages on each of the properties. As of June 30, 2016, management believes Care is in compliance with the representations and covenants for this loan transaction.

The two separate loans from First Niagara Bank for the Terraces Portfolio have an aggregate balance of $15,108 as of June 30, 2016. Both of these loans amortize over a twenty-five year period at a floating rate of LIBOR plus 2.50% and mature on December 2020. These loans are secured by separate first priority mortgages on each of the properties. As of June 30, 2016, management

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2016
(in thousands, except share data)

believes Care is in compliance with the representations and covenants for this loan transaction.

The two separate loans from First Niagara Bank for the Heritage Portfolio have an aggregate balance of $31,091 as of June 30, 2016. Both of these loans amortize over a twenty-five year period at a floating rate of LIBOR plus 2.75% and mature on November 2020. These loans are secured by separate first priority mortgages on each of the properties. As of June 30, 2016, management believes Care is in compliance with the representations and covenants for this loan transaction.

The loan with Synovus Bank for the Greenfield Portfolio Managed Properties has an aggregate balance of $23,095 as of June 30, 2016. The loan includes 36 months of interest only payments and amortizes over a thirty year period at a floating rate of LIBOR plus 3.20% and matures on October 2019. The loan is secured by first priority mortgages on each of the properties. As of June 30, 2016, management believes Care is in compliance with the representations and covenants for this loan transaction.

The Housing and Urban Development loan from Red Mortgage Capital for the additional Heritage Portfolio seniors housing community has an aggregate balance of $5,887 as of June 30, 2016. The loan amortizes over a thirty year period at a fixed rate of 4.72% and matures on May 2040. The loan is secured by a first priority mortgage on the property. As of June 30, 2016, management believes Care is in compliance with the representations and covenants for this loan transaction.

Effective February 9, 2015, in connection with Care and Royal’s acquisition of five seniors housing communities, the parties entered into a $22,500, five year loan (subject to a holdback), which was subsequently increased to $23,581 on April 13, 2016. The agreement includes 36 months of interest only payments and a $2,000 commitment which will be available to be drawn on between February 9, 2016 and February 9, 2019, subject to certain conditions. As of June 30, 2016, the loan had an aggregate balance of $22,061 and matures on February 2020. As of June 30, 2016, management believes Care is in compliance with the representations and covenants or has obtained waivers of compliance covenants for this loan transaction.

Effective March 30, 2015, affiliates of Care secured a $39,500, 10 year loan (subject to a holdback), in connection with its acquisition of six seniors housing communities. The mortgage debt carries a fixed rate of 4.25% and matures on April 1, 2025. As of June 30, 2016, the loan had an aggregate balance of $39,272. As of June 30, 2016, management believes Care is in compliance with the representations and covenants for this loan transaction.

Effective January 20, 2016, in connection with Care and Heritage’s acquisition of one seniors housing community, the parties entered into a $28,000, 7 year loan, which includes 24 months of interest only payments. The loan carries a variable rate of 30-day LIBOR plus 2.05% and matures on January 31, 2023.  As of June 30, 2016, the loan had an aggregate balance of $28,000. As of June 30, 2016, management believes Care is in compliance with the representations and covenants for this loan transaction.

Effective March 1, 2016, in connection with Care and Royal’s acquisition of one seniors housing community, the parties entered into a $11,218, 5 year loan, which includes 36 months of interest only payments and a $1,000 commitment which will be available to be drawn on one year after closing, subject to certain conditions. The loan carries a variable rate of 30-day LIBOR plus 2.75% and matures on February 29, 2021.  As of June 30, 2016, the loan had an aggregate balance of $11,218. As of June 30, 2016, management believes Care is in compliance with the representations and covenants for this loan transaction.

Telos Credit Opportunities Fund
On May 5, 2015, a subsidiary of Telos Credit Opportunities Fund, L.P. (Telos Credit Opportunities), a leveraged loan fund in which Tiptree and its affiliates are the sole investors and which is managed by Tiptree’s Telos Asset Management LLC subsidiary, entered into an asset based secured credit facility of up to $100,000 with Capital One, N.A. as administrative agent and the lenders party thereto.
The credit agreement has a maturity date of May 5, 2020. As of June 30, 2016, $65,909 was outstanding under the credit agreement with a weighted average interest rate of 2.92% for the period ended June 30, 2016. Telos Credit Opportunities may prepay borrowings under the facility but is required to pay a prepayment premium of 1% of the amount prepaid if prepaid prior to May 5, 2017.
Consolidated CLOs

The Company includes in its Consolidated Balance Sheets, as part of liabilities of consolidated CLOs, the debt obligations used to finance the investment in corporate loans and other investments owned by the CLOs that it manages. See Note—(15) Assets and Liabilities of Consolidated CLOs, for additional information.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2016
(in thousands, except share data)

(17) Other Liabilities and Accrued Expenses

The following table presents the components of Other liabilities and accrued expenses as reported in the Consolidated Balance Sheets:

	As of
	June 30, 2016	December 31, 2015
Trading liabilities, at fair value	$5,124	$22,152
Accrued interest payable	1,094	1,354
Due to broker and trustee	3,042	8,622
Accounts payable and accrued expenses	52,819	53,594
Other liabilities	11,783	9,438
Total other liabilities and accrued expenses	$73,862	$95,160

Net unrealized losses recognized during the three and six months ended June 30, 2016 on trading liabilities still held at June 30, 2016 was $135 and $2,651, respectively.

(18) Stockholders’ Equity

On June 23, 2016, subsidiaries of Tiptree purchased 5,596,000 shares of Class A common stock of Tiptree for aggregate consideration of $36,374. The shares acquired by subsidiaries of Tiptree are held as treasury shares and therefore are not outstanding for accounting or voting purposes.

As of June 30, 2016 and December 31, 2015, there were 34,853,996 (including the shares of Class A held by subsidiaries of Tiptree) and 34,899,833 shares of Class A common stock issued and outstanding, respectively. As of June 30, 2016 and December 31, 2015, there were 8,049,029 shares of Class B common stock issued and outstanding, respectively, all of which are owned by TFP. As a result of the tax reorganization on January 1, 2016, these Class B common stock are accounted for treasury stock in Tiptree’s financial statements.

TFP owns a warrant to purchase 652,500 shares of Class A common stock at $11.33 per share which is immediately exercisable and expires on September 30, 2018. Such an exercise would be accounted for as treasury stock held at TFP and would have no impact on Tiptree’s financial statements.

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

For the six months ended June 30, 2016 and 2015, the Company declared dividends of $0.05 in the aggregate, per common share of Class A stock. In the first quarter of 2016 and 2015, dividends of $0.025 per common share of Class A stock were declared on March 15, 2016 and March 31, 2015 and paid on April 1, 2016 and April 23, 2015, respectively. In the second quarter of 2016 and 2015, dividends of $0.025 per common share of Class A stock were declared on May 10, 2016 and May 15, 2015 and paid on May 30, 2016 and June 1, 2015, respectively.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2016
(in thousands, except share data)

(19) Accumulated Other Comprehensive Income (Loss)

The following table presents the activity in accumulated other comprehensive income (loss) (AOCI), net of tax, for the following periods:

	Unrealized gains (losses) on			Amount Attributable to Noncontrolling Interests
	Available for sale securities	Interest rate swaps	Total AOCI	TFP	Other	Total AOCI to Tiptree Financial Inc.
Balance at December 31, 2015	$(222)	$111	$(111)	$—	$—	$(111)
Other comprehensive income (losses) before reclassifications	2,803	(467)	2,336	(385)	62	2,013
Amounts reclassified from AOCI	(91)	(144)	(235)	—	—	(235)
Period change	2,712	(611)	2,101	(385)	62	1,778
Balance at June 30, 2016	$2,490	$(500)	$1,990	$(385)	$62	$1,667
The following table presents the reclassification adjustments out of AOCI included in net income and the impacted line items on the Consolidated Statement of Operations for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
Components of AOCI	2016	2015	2016	2015	Affected line item in Consolidated Statement of Operations
Unrealized gains (losses) on available for sale securities	$83	$(56)	$140	$(41)	Net realized and unrealized gains (losses)
Related tax (expense) benefit	(29)	19	(49)	14	Provision for income tax
Net of tax	$54	$(37)	$91	$(27)

Unrealized gains (losses) on interest rate swaps	$(91)	$(283)	$228	$(564)	Interest expense
Related tax (expense) benefit	28	99	(84)	197	Provision for income tax
Net of tax	$(63)	$(184)	$144	$(367)
(20) Stock Based Compensation

Equity Plans

2007 Manager Equity Plan
The Care Investment Trust Inc. Manager Equity Plan was adopted in June 2007 and will automatically expire on the 10th anniversary of the date it was adopted. As of June 30, 2016, 134,629 common shares remain available for future issuances. No shares have been issued since March 30, 2012 from this plan.

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

The table below summarizes changes to the issuances under the Company’s 2013 Equity Plan for the periods indicated:

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2016
(in thousands, except share data)

Number of shares (1)
Available for issuance as of December 31, 2015	1,582,339
Shares and options issued and granted	(606,501)
Available for issuance as of June 30, 2016	975,838

(1)	Excludes shares granted under the Company’s subsidiary Incentive Plan that are exchangeable for Tiptree Class A common stock.
Restricted stock units and restricted stock
A holder of the restricted stock units (RSUs) and restricted stock, pursuant to the terms of the agreements governing the awards, have all of the rights of a stockholder, including the right to vote and receive distributions. Generally, the RSUs shall vest and become nonforfeitable with respect to one-third of Tiptree shares granted on each of the first, second and third anniversaries of the date of the grant, and expensed using the straight-line method over the requisite service period. The restricted stock is subject to forfeiture as set forth in the agreement governing the award.
The following table summarizes changes to the issuances of Class A common stock, restricted stock, and RSUs under the 2013 Equity Plan for the periods indicated:

	Number of shares issuable	Weighted Average Grant Date Fair Value
Unvested units as of December 31, 2015	128,323	$7.68
Granted (1)	355,264	5.71
Vested (1)	(170,183)	6.08
Unvested units as of June 30, 2016	313,404	$6.32

(1)	Includes 130,946 of immediately vested Class A common stock with a grant date fair value of approximately $750 to settle compensation accrued during the year ended December 31, 2015.
The Company values RSUs at their grant-date fair value as measured by Tiptree’s common stock price. Included in vested shares for 2016 are 646 shares surrendered to pay taxes on behalf of the employees with shares vesting. During the six months ended June 30, 2016, the Company granted 218,310 RSUs to employees of the Company, of which 111,759 vest over a period of three years that began in January 2016, 33,624 will vest over a period of two years beginning February 2016, 55,768 will vest over a period of two years beginning April 2016 and the remainder will vest over a period of three years beginning April 2016.

Subsidiary Incentive Plans

Certain of Tiptree’s subsidiaries have established RSU programs under which they are authorized to issue RSUs or their equivalents, representing equity of such subsidiaries to certain of their employees. These RSUs are subject to performance-vesting criteria based on the performance of the subsidiary (performance vesting RSUs) and time-vesting subject to continued employment (time vesting RSUs). Following the service period, such vested RSUs may be exchanged at fair market value, at the option of the holder, for Tiptree Class A common stock under the 2013 Omnibus Incentive Plan. The Company has the option, but not the obligation to settle the exchange right in shares or cash.
These awards are currently considered to be liabilities based upon their expected settlement method. Changes in fair value of the awards are recognized in earnings for the relative amount of cumulative compensation cost. The Company uses the straight-line method to recognize compensation expense for the time vesting RSUs over the requisite service periods, beginning on the grant date.  The Company uses the graded-vesting method to recognize compensation expense for the performance vesting RSUs. Compensation expense will be recognized to the extent that it is probable that the performance condition will be achieved.  The Company reassesses the probability of satisfaction of the performance condition for the performance vesting RSUs for each reporting period.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2016
(in thousands, except share data)

The following table summarizes changes to the issuances of subsidiary RSU’s under the Subsidiary Incentive Plans for the periods indicated:

Grant date fair value of equity shares issuable
Unvested balance as of December 31, 2015	$874
Granted	7,339
Vested	—
Unvested balance as of June 30, 2016	$8,213
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

The following table presents the assumptions used to estimate the fair values of the stock options granted for the following period:

Valuation Input	Six Months Ended June 30, 2016
	Range		Weighted
	Low	High	Average
Historical Volatility	50.19%	50.46%	N/A
Risk-free Rate	1.93%	2.28%	N/A
Dividend Yield	1.70%	1.76%	N/A
Expected term (years)			6.5

The following table presents the Company's stock option activity for the current period:

	Options Outstanding	Weighted Average Exercise Price (in dollars per stock option)	Weighted Average Grant Date Value (in dollars per stock option)	Options Exercisable
Balance, December 31, 2015	—	$—	$—	—
Granted	251,237	5.69	2.62	—
Vested	—	—	—	—
Exercised	—	—	—	—
Canceled/forfeited	—	—	—	—
Balance, June 30, 2016	251,237	$5.69	$2.62	—

Weighted average remaining contractual term at June 30, 2016 (in years)	9.5

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2016
(in thousands, except share data)

Stock-based Compensation Expense

The following table presents the total time-based and performance-based stock-based compensation expense and the related income tax benefit recognized on the Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Payroll and employee commissions	$574	$79	$964	$148
Professional fees	29	42	64	80
Income tax benefit	(213)	(43)	(363)	(80)
Net stock-based compensation expense	$390	$78	$665	$148

Additional information on total non-vested stock-based compensation is as follows:

	At
	June 30, 2016
	Stock Options	Restricted Stock Awards and RSUs
Unrecognized compensation cost related to non-vested awards	$576	$9,336
Weighted - average recognition period (in years)	3.5	4.3

(21) Related Party Transactions

Tricadia Holdings, L.P.

On June 30, 2012, TAMCO, TFP and Tricadia Holdings LP (Tricadia) entered into a transition services agreement in connection with the internalization of the management of Tiptree (TSA). Pursuant to the TSA, Tricadia provides the Company with the services of its Executive Chairman as well as certain administrative and information technology. The TSA was assigned to the Company in connection with the Contribution Transactions. The Company pays Tricadia specified prices per service which is detailed in the table below.
Mariner Investment Group LLC
TFP and Back Office Services Group, Inc. (BOSG) entered into an administrative services agreement on June 12, 2007 (Administrative Services Agreement), which was assigned to the Operating Company on July 1, 2013 in connection with the Contribution Transactions, under which BOSG provides certain back office, administrative and accounting services to the Company including the services of the Company’s Chief Accounting Officer. BOSG is an affiliate of Mariner Investment Group (Mariner). Under the Administrative Services Agreement, the Company pays BOSG a quarterly fee of 0.025% of the Company’s Net Assets, defined as the Company’s total assets less total liabilities, including accrued income and expense, calculated in accordance with GAAP. The Administrative Services Agreement has successive one year terms but may be terminated by either the Company or BOSG upon 60 days prior notice.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2016
(in thousands, except share data)

The following table presents the fees paid to related parties for services provided:

	Fees paid
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Services Provided by Tricadia:
Personnel, including services of our Executive Chairman and personnel providing accounting services	$25	$112	$50	$225
Incentive compensation for providing services(1)	—	93	—	186
Legal and compliance services	—	37	—	75
Human resources, information technology and other personnel	28	28	56	56
Office space	61	62	122	123
Total paid to Tricadia	114	332	228	665

Services Provided by Mariner:
Personnel, including back office, administrative and accounting services	97	94	189	189

Total fees paid to related parties	$211	$426	$417	$854

(1)	Represents cash bonuses and grant date fair value of immediately vested stock granted to Tricadia or its employees providing services to Tiptree pursuant to the TSA.

The amount of related party receivables and payables as of the balance sheet date was not material.

ProSight Specialty Insurance Group, Inc.
On June 23, 2016, subsidiaries of Tiptree purchased 5,596,000 shares of Class A common stock of Tiptree from entities affiliated with ProSight Specialty Insurance Group, Inc. (a principal owner of the Company’s Class A common stock prior to the purchase) for aggregate consideration of $36,374. The shares acquired by subsidiaries of Tiptree will be held as treasury shares and therefore will not be outstanding for accounting or voting purposes.
(22) Income Taxes

The total income tax expense of $4,025 and benefit of $371 for the three months ended June 30, 2016 and 2015, respectively, is reflected as a component of income (loss) from continuing operations. The total income tax expense of $1,586 and benefit of $1,867 for the six months ended June 30, 2016 and 2015, respectively, is reflected as a component of income (loss) from continuing operations.

For the three months ended June 30, 2016, the Company’s effective tax rate (ETR) on income from continuing operations was equal to 36.4% which bears a customary relationship to federal and state statutory income tax rates. The ETR on income from continuing operations for the six months ended June 30, 2016 before the tax restructuring was 35.5%, such ETR is lower than the U.S. federal and state statutory income tax rates primarily due to non-controlling interests at certain subsidiaries, the release of valuation allowances on net operating losses at certain subsidiaries, offset by valuation allowances on net operating losses incurred by other subsidiaries and the impact of certain gains and losses treated discretely for the period. For the six months ended June 30, 2016, the Company’s ETR on income from continuing operations after considering the impact of the tax restructuring was equal to 9.8% which does not bear a customary relationship to statutory income tax rates. The ETR for the six months ended June 30, 2016 is significantly lower than the federal and state statutory income tax rates primarily due to $4,044 of discrete tax benefits for the period, primarily related to the tax restructuring that resulted in a consolidated corporate tax group effective January 1, 2016. See Note—(1) Organization, in the accompanying consolidated financial statements.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2016
(in thousands, except share data)

(23) Commitments and Contingencies

Contractual Obligations

The table below summarizes the Company’s contractual obligations by period that payments are due:

	As of
	June 30, 2016
	Less than one year	1-3 years	3-5 years	More than 5 years	Total
Operating lease obligations (1)	$5,249	$8,288	$5,151	$1,318	$20,006
Total	$5,249	$8,288	$5,151	$1,318	$20,006

(1)
Minimum rental obligations for Tiptree, Care, MFCA, Siena, Luxury, Reliance and Fortegra office leases. For the three months ended June 30, 2016 and 2015, rent expense for the Company’s office leases were $1,499 and $1,401, respectively. For the six months ended June 30, 2016 and 2015, rent expense for the Company’s office leases were $3,190 and $2,387, respectively.

In addition, Tiptree’s subsidiary Siena issues standby letters of credit for credit enhancements that are required by its borrower’s respective businesses. As of June 30, 2016, there was $400 outstanding relating to these letters of credit.

Litigation
Tiptree’s Fortegra subsidiary is a defendant in Mullins v. Southern Financial Life Insurance Co., which was filed in February 2006, in the Pike Circuit Court, in the Commonwealth of Kentucky. A class was certified on June 25, 2010. At issue is the duration or term of coverage under certain policies. The action alleges violations of the Consumer Protection Act and certain insurance statutes, as well as common law fraud. The action seeks compensatory and punitive damages, attorney fees and interest. Plaintiffs filed a Motion for Sanctions on April 5, 2012 in connection with Fortegra's efforts to locate and gather certificates and other documents from Fortegra's agents. The court did not award sanctions and Fortegra has retained a special master to facilitate the collection of certificates and other documents from Fortegra's agents. In January 2015, the trial court issued an Order denying Fortegra’s motion to decertify the class, which was upheld on appeal. In June 2016, the court established a briefing schedule for Fortegra’s Motion for Summary Judgment, which was filed in June 2015. No trial or hearings are currently scheduled.

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

(24) Earnings Per Share

The Company calculates basic net income per Class A common share based on the weighted average number of Class A common shares outstanding (inclusive of vested restricted share units). The unvested restricted share units have the non-forfeitable right to participate in dividends declared and paid on the Company’s common stock on an as vested basis and are therefore considered a participating security. The Company calculates basic earnings per share using the “two-class” method, and for the three months and six months ended June 30, 2015, the loss from continuing operations available to common stockholders was not allocated to the unvested restricted stock units as those holders do not have a contractual obligation to share in net losses.

Diluted net income per Class A common shares for the period includes the effect of potential equity of Siena, Reliance, and Operating Company as well as potential Class A common stock, if dilutive. For the three and six months ended June 30, 2015, the assumed exercise of all dilutive instruments were anti-dilutive, and therefore, were not included in the diluted net income per Class A common share calculation.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2016
(in thousands, except share data)

The following table presents a reconciliation of basic and diluted net income per common share for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss) from continuing operations	$7,021	$(1,209)	$14,435	$(5,573)
Less:
Net income (loss) from continuing operations attributable to non-controlling interests (1)	888	(183)	2,747	(1,871)
Net income from continuing operations allocated to participating securities	55	—	89	—
Net income (loss) from continuing operations available to Class A common shares	6,078	(1,026)	11,599	(3,702)

Discontinued operations, net	—	21,003	—	23,348
Less:
Net income from discontinued operations attributable to non-controlling interests (1)	—	5,015	—	5,663
Net income from discontinued operations available to Class A common shares	—	15,988	—	17,685

Net income (loss) available to Class A common shares - basic	$6,078	$14,962	$11,599	$13,983
Effect of Dilutive Securities:
Securities of subsidiaries	53	—	66	—
Net income (loss) available to Class A common shares - diluted	$6,025	$14,962	$11,533	$13,983

Basic:
Income (loss) from continuing operations	$0.18	$(0.03)	$0.33	$(0.11)
Income from discontinued operations	—	0.50	—	0.55
Net income available to Class A common shares	$0.18	$0.47	$0.33	$0.44

Diluted:
Income (loss) from continuing operations	$0.17	$(0.03)	$0.33	$(0.11)
Income from discontinued operations	—	0.50	—	0.55
Net income (loss) available to Class A common shares	$0.17	$0.47	$0.33	$0.44

Weighted average Class A common shares outstanding:
Basic	34,456,096	31,881,904	34,716,291	31,962,065
Diluted	34,528,977	31,881,904	34,806,741	31,962,065

(1)
For the three months ended June 30, 2016, the total net income (loss) attributable to non-controlling interest was $888, comprised of $888 due to continuing operations and $0 attributable to discontinued operations. For the three months ended June 30, 2015, the total net income attributable to non-controlling interest was $4,832, comprised of $(183) due to continuing operations and $5,015 attributable to discontinued operations.

For the six months ended June 30, 2016, the total net income (loss) attributable to non-controlling interest was $2,747, comprised of $2,747 due to continuing operations and $0 attributable to discontinued operations. For the six months ended June 30, 2015, the total net income attributable to non-controlling interest was $3,792, comprised of $(1,871) due to continuing operations and $5,663 attributable to discontinued operations.
(25) Subsequent Events

On August 4, 2016, the Company’s board of directors declared a quarterly cash dividend of $0.025 per share to Class A stockholders with a record date of August 22, 2016, and a payment date of August 29, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following discussion is of Tiptree on a consolidated basis before non-controlling interests except where the discussion specifically notes that the amounts are attributable to the Class A common stockholders. For a discussion of non-controlling interests see Note—(1) Organization, in the accompanying consolidated financial statements.

Our Management’s Discussion and Analysis of Financial Conditions and Results of Operations is presented in this section as follows:

•	Overview

•	Results of Operations

•	Non-GAAP Financial Measures

•	Liquidity and Capital Resources

•	Critical Accounting Policies and Estimates

•	Recently Adopted and Issued Accounting Standards

Tiptree is a diversified holding company engaged in a number of businesses through its consolidated subsidiaries and is an active acquirer of new businesses. The Company currently has five reporting segments: insurance and insurance services, specialty finance, real estate, asset management, and corporate and other. See Note—(5) Operating Segment Data, in the notes to the accompanying consolidated financial statements for detailed information regarding our segments. Since different factors affect the financial condition and results of operation of each segment, the following discussion is presented on both a consolidated and segment basis.

Since we acquired Reliance on July 1, 2015, the results of Reliance are not included in our specialty finance results for the three and six months ended June 30, 2015. The results of PFG, which was sold on June 30, 2015, are presented in discontinued operations for the three and six months ended June 30, 2015, and are not included in the comparable results for 2016.

The Company has identified internal control deficiencies that in the aggregate resulted in material weaknesses as of December 31, 2015 that have not been fully remediated and tested. See “Item 4. Controls and Procedures” below for more details.

Significant Events in the Quarter

•	Tiptree purchased 5,596,000 shares of Class A common stock for $36.4 million at a 29% discount to March 31, 2016 book value per Class A share.

•	Purchased an additional $10.7 million in NPLs, bringing the Company’s total investment in NPLs to $62.3 million.

•	Launched seventh CLO with Tiptree investment of $26 million in subordinated notes.

In addition, on August 1, 2016, Care acquired an additional seniors housing community for $29.4 million.

Market Trends

Our results of operations are affected by a variety of factors including, but not limited to, general economic conditions, market liquidity, consumer confidence, wage growth, business confidence and investment, GDP growth, home affordability, housing starts, market volatility, interest rates and spreads, impact of regulatory environment, and aging U.S. population demographics. The following current trends and market conditions specifically impacted our businesses in the six months ended June 30, 2016 and may impact our businesses in future periods. The impact on each segment is discussed in more detail in the individual segment results below.
In June 2016, the UK voted to leave the European Union in what has been referred to as “Brexit”. As Tiptree’s businesses are focused on the U.S., the primary potential impacts to the Company from Brexit are the effects that event has had and might be anticipated to have on interest rates, overall market sentiment and general market volatility, given the uncertainties regarding Brexit’s effect on the global economy. Subsequent to the UK vote, safe haven capital flows have moved into U.S. Treasury securities further driving down long term interest rates and flattening the yield curve. Globally, central banks are easing, while the U.S. Federal Reserve is considering continued tightening. The resultant strengthening of the U.S. dollar and heightened volatility in stock markets has caused the U.S. Federal Reserve to pause its rate increases. The lower rate environment could impact the performance of our businesses as described in more detail below. In addition, as a significant portion of our assets are carried at fair value, credit and stock market volatility could potentially add volatility to unrealized gains and losses in our GAAP income statements.

Our businesses are impacted in various ways by changing interest rates. Most of our businesses have used asset based and other limited recourse financing to fund their business activities, much of which is floating rate debt. However, most of our variable rate facilities have LIBOR floors, which can result in a reduction in net interest margins in a declining interest rate environment, in particular, if earnings on our assets do not have similar floors or are based on different benchmarks than LIBOR, such as treasury rates or the prime rate. Demand for our specialty finance lending products can be impacted by interest rates, primarily mortgage rates and ten year U.S. Treasury rates. Certain of our subsidiaries have also entered into interest rate swap agreements to fix all or a portion of their interest rate exposure which are currently designated as hedging relationships for accounting purposes. Interest rates have dropped significantly year over year, with the U.S. 10 Year Treasury rate down significantly over the period. In addition, the yield curve has flattened by a similar amount, with the spread between the U.S. 2 Year and 10 Year Treasury securities near its narrowest point since 2007. We have seen volume in our mortgage business increase quarter over quarter as a result of higher refinance volume, driven by the significant drop in longer term rates. The interest rate decline has also resulted in additional interest expense in our real estate segment, due to the fair value effect of interest rate swaps not currently designated in hedging relationships.
Along with interest rates, home sales and home price appreciation impact our mortgage segment originations. According to Fannie Mae, home sales were up 3.2% year-over-year and 4.1% on a sequential quarter basis. Industry wide mortgage originations were flat in the second quarter on a year-over-year basis, but Fannie Mae projects originations to be up 15% in the third quarter from the prior year, driven primarily by the higher expected refinance volumes in the lower rate environment. Industry factors impacted our year-over-year mortgage origination comparison discussed in our Specialty Finance segment below.
A significant portion of our assets, including our CLO subordinated notes and other principal investments, are held at fair value and changes in fair value of these assets are reported quarterly as unrealized gains and losses in revenues. The dealer price quotes that we receive for our CLO subordinated notes are a function of the trading levels for similar securities and the results of cash flow analysis that the dealers, buyers and sellers, perform to determine price along with seller-specific liquidity issues. Recently, leveraged loan price volatility has been driven primarily by default expectations in the energy, metals and mining sectors. While we saw credit spreads stabilize toward the end of the first quarter and into the second quarter, we expect volatility in the prices of leveraged loans and the valuation of CLO subordinated notes to continue throughout 2016. The ability to issue new CLOs is dependent, in part, on the amount of excess interest earned on a new CLO’s investments over interest payable on its debt obligations. If the spread is not attractive to potential CLO equity investors, we may not be able to sponsor the issuance of new CLOs. During the fourth quarter of 2015 and first quarter of 2016, there was a dislocation in the credit markets that significantly impeded CLO formation and created downward pressure on CLO manager fees for new CLOs. While the market stabilized later in the first quarter of 2016, providing us with the opportunity to launch Telos 7, there remain continued pressure on terms and conditions. As a result, at the time of the issuance of Telos 7, we retained all of the subordinated notes and certain of the assets in the warehouse. We have sold the majority of such retained assets at a net gain, and continue to hold the subordinated notes as of the end of the second quarter.

RESULTS OF OPERATIONS
Summary Consolidated Statements of Operations

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total revenues	$133,752	$101,028	$265,558	$190,091
Total expenses	127,618	102,675	255,554	197,287
Net income (loss) attributable to consolidated CLOs	4,912	67	6,017	(244)
Income (loss) before taxes from continuing operations	11,046	(1,580)	16,021	(7,440)
Less: provision (benefit) for income taxes	4,025	(371)	1,586	(1,867)
Discontinued operations, net	—	21,003	—	23,348
Net income (loss) before non-controlling interests	7,021	19,794	14,435	17,775
Less: net income (loss) attributable to non-controlling interests - TFP	669	4,735	3,298	3,875
Less: net income (loss) attributable to non-controlling interests - Other	219	97	(551)	(83)
Net income (loss) available to Class A common stockholders	$6,133	$14,962	$11,688	$13,983

Key Drivers of Results of Operations
Net Income Before Taxes from Continuing Operations

For the three months ended June 30, 2016 net income before taxes from continuing operations was $11.0 million which represented an increase of $12.6 million from the three months ended June 30, 2015. The Company earned income before taxes from continuing operations of $16.0 million for the six months ended June 30, 2016, which was an increase of $23.5 million from the six months ended June 30, 2015. The key drivers of pre-tax results from continuing operations were improved profitability in our insurance and insurance services segment driven by higher revenues and investment income, increased rental income in our senior housing real estate operations, increases in mortgage volume and margins with the addition of Reliance and improving market conditions, and increased revenue on principal investments partially offset by higher corporate expenses associated with our effort to improve our controls and financial reporting infrastructure. A discussion of the changes in revenues, expenses and net income is presented below and in more detail in our segment analysis.

Revenues

The Company reported revenues of $133.8 million for the three months ended June 30, 2016, which was an increase of $32.7 million or 32.4% from the prior year period. For the six months ended June 30, 2016, the Company reported revenues of $265.6 million, an increase of $75.5 million or 39.7% from the six months ended June 30, 2015. The primary drivers of the increase in revenues were improvements in earned premiums, service and administrative fees and investment income in our insurance and insurance services segment, increased mortgage volume and margins from the acquisition of Reliance in specialty finance, improvement in rental income attributable to acquisitions of senior housing properties at Care, and improvement in the performance of our principal investments.

Expenses

Total Company expenses were $127.6 million for the three months ended June 30, 2016, an increase of $24.9 million or 24.3% from the three months ended June 30, 2015. For the six months ended June 30, 2016, the Company incurred expenses of $255.6 million, an increase of $58.3 million or 29.5% from the prior year period. The primary drivers of the increase in expenses were commission expenses in insurance and insurance services as a result of the growth in written premiums, higher payroll and commission expense primarily related to the addition of Reliance volume and headcount in specialty finance, increased operating expenses and depreciation and amortization associated with additional investments in our real estate segment and increases in corporate payroll and professional expenses to improve our reporting and controls infrastructure.

Income Before Non-Controlling Interests

The Company reported net income before non-controlling interest of $7.0 million for the three months ended June 30, 2016, a decrease of $12.8 million from the three months ended June 30, 2015. The primary drivers of the year-over-year difference in net income before non-controlling interests were the same factors which impacted the positive year-over-year change in pre-tax income from continuing operations, and which were more than offset by $21.0 million of earnings from discontinued operations related to PFG reported in the second quarter of 2015 that did not repeat in 2016.

For the six months ended June 30, 2016, net income before non-controlling interests was $14.4 million, a decrease of $3.3 million, or 18.9% from the comparable prior year period. The primary drivers of the year-over-year difference in net income before non-controlling interests were the same factors which impacted the positive year-over-year change in pre-tax income from continuing operations, and which were more than offset by $23.3 million of earnings from discontinued operations in the six months ended June 30, 2015, which included the one-time net gain on the sale of PFG of $16.3 million. Additionally, a tax benefit of $2.4 million was recognized in the first quarter 2016, which was driven by discrete tax benefits of $4.0 million primarily from the tax reorganization effective January 1, 2016.

Net Income/(Loss) Available to Class A Common Stockholders

The Company reported net income available to Class A common shareholders of $6.1 million for the three months ended June 30, 2016 compared to $15.0 million for the three months ended June 30, 2015. For the six months ended June 30, 2016 net income available to Class A common shareholders was $11.7 million, a decrease of $2.3 million, or 16.4% from the prior year period. The key drivers of net income available to Class A common shareholders were consistent with those that contributed to the differences in income before non-controlling interests, partially benefiting from a reduction of non-controlling interests in the third quarter of 2015. As of June 30, 2016, the Class A common stockholders were entitled to approximately 81% of the net income of the Company, compared to approximately 77% as of June 30, 2015. For more information on the Company’s structure, see Note—(1) Organization, in the accompanying consolidated financial statements.

One of the performance metrics management uses is EBITDA and Adjusted EBITDA, which are non-GAAP financial measures. The Company believes that use of these financial measures on a consolidated basis and for each segment provides supplemental information useful to investors as they are frequently used by the financial community to analyze performance period to period, and to analyze a company’s ability to service its debt and to facilitate comparison among companies. The Company believes segment EBITDA and Adjusted EBITDA provides additional supplemental information to compare results among our segments. Adjusted EBITDA is also used in determining incentive compensation for the Company’s executive officers. These measures are not a measurement of financial performance or liquidity under GAAP and should not be considered as an alternative or substitute for net income.

Summary Adjusted EBITDA(1)

($ in thousands, unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Adjusted EBITDA from continuing operations of the Company	$17,431	$7,192	$32,754	$12,013
Adjusted EBITDA from discontinued operations of the Company	—	25,034	—	33,232
Adjusted EBITDA of the Company	$17,431	$32,226	$32,754	$45,245

(1)	For further information relating to the Company’s Adjusted EBITDA, including a reconciliation to GAAP net income, see“—Non-GAAP Financial Measures” below.

Adjusted EBITDA from Continuing Operations

Adjusted EBITDA from continuing operations was $17.4 million for the three months ended June 30, 2016, an increase of $10.2 million or 142.4% from the three months ended June 30, 2015. For the six months ended June 30, 2016, the Company reported Adjusted EBITDA from continuing operations of $32.8 million, an increase of $20.7 million or 172.7% from the six months ended June 30, 2015. The key drivers of the change in Adjusted EBITDA were the same as those which impacted our pre-tax income from continuing operations. The smaller increase in Adjusted EBITDA versus the amount reported for pre-tax income from continuing operations was primarily driven by the smaller period-over-period changes attributable to increased depreciation and amortization at our real estate segment and the lower purchase accounting impacts at our insurance and insurance services segment.

Total Adjusted EBITDA

Total Company Adjusted EBITDA was $17.4 million for the three months ended June 30, 2016, a decrease of $14.8 million from the three months ended June 30, 2015. Adjusted EBITDA for the six months ended June 30, 2016 was $32.8 million, a decrease of $12.5 million from the six months ended June 30, 2015. The largest driver of the decrease for both periods was the sale of PFG which contributed $25.0 million and $33.2 million in the three and six months ended June 30, 2015, respectively. The other drivers were the same factors that impacted Adjusted EBITDA from continuing operations.

Segment Results - Three Months Ended June 30, 2016 and June 30, 2015

($ in thousands)	Insurance and insurance services		Specialty finance		Real estate		Asset management		Corporate and other		Total
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Net realized and unrealized gains (losses)	$872	$5	$(138)	$237	$(51)	$369	$—	$—	$5,295	$(149)	$5,978	$462
Net realized and unrealized (losses) on mortgage pipeline and associated hedging instruments	—	—	1,403	—	—	—	—	—	—	—	1,403	—
Interest income	1,336	1,194	2,931	1,822	26	25	—	—	1,872	403	6,165	3,444
Service and administrative fees	28,269	25,545	—	—	—	—	—	—	—	—	28,269	25,545
Ceding commissions	10,545	10,148	—	—	—	—	—	—	—	—	10,545	10,148
Earned premiums, net	46,292	39,707	—	—	—	—	—	—	—	—	46,292	39,707
Gain on sale of loans held for sale, net	—	—	14,852	3,941	—	—	—	—	—	—	14,852	3,941
Loan fee income	—	—	3,047	1,882	—	—	—	—	—	—	3,047	1,882
Rental revenue	—	—	—	7	13,511	11,184	—	—	—	—	13,511	11,191
Other income	476	1,922	116	91	1,133	772	1,661	1,786	304	137	3,690	4,708
Total revenues	87,790	78,521	22,211	7,980	14,619	12,350	1,661	1,786	7,471	391	133,752	101,028

Interest expense	1,531	1,775	1,235	834	2,095	1,810	—	—	1,590	1,775	6,451	6,194
Payroll and employee commissions	9,298	9,678	13,468	4,520	5,753	4,129	1,240	2,403	3,041	2,699	32,800	23,429
Commission expense	34,836	23,927	—	—	—	—	—	—	—	—	34,836	23,927
Member benefit claims	5,617	8,240	—	—	—	—	—	—	—	—	5,617	8,240
Net losses and loss adjustment expense	17,240	12,926	—	—	—	—	—	—	—	—	17,240	12,926
Depreciation and amortization	3,399	7,258	214	124	3,410	3,945	—	—	62	32	7,085	11,359
Other expenses	7,791	8,417	4,982	1,934	4,516	4,435	89	175	6,211	1,639	23,589	16,600
Total expenses	79,712	72,221	19,899	7,412	15,774	14,319	1,329	2,578	10,904	6,145	127,618	102,675
Net income attributable to consolidated CLOs	—	—	—	—	—	—	746	1,004	4,166	(937)	4,912	67
Pre-tax income/(loss)	$8,078	$6,300	$2,312	$568	$(1,155)	$(1,969)	$1,078	$212	$733	$(6,691)	$11,046	$(1,580)

Segment Results - Six Months Ended June 30, 2016 and June 30, 2015

($ in thousands)	Insurance and insurance services		Specialty finance		Real estate		Asset management		Corporate and other		Totals
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Net realized and unrealized gains (losses)	$2,980	$—	$(234)	$952	$(51)	$(116)	$—	$—	$11,179	$(472)	$13,874	$364
Net realized and unrealized (losses) on mortgage pipeline and associated hedging instruments	—	—	(316)	—	—	—	—	—	—	—	(316)	—
Interest income	2,648	2,424	5,287	3,175	46	44	—	—	5,869	684	13,850	6,327
Service and administrative fees	58,579	47,472	—	—	—	—	—	—	—	—	58,579	47,472
Ceding commissions	21,248	20,085	—	—	—	—	—	—	—	—	21,248	20,085
Earned premiums, net	90,907	77,060	—	—	—	—	—	—	—	—	90,907	77,060
Gain on sale of loans held for sale, net	—	—	28,367	6,672	—	—	—	—	—	—	28,367	6,672
Loan fee income	—	—	5,381	3,281	—	—	—	—	—	—	5,381	3,281
Rental revenue	—	—	—	24	26,235	20,536	—	—	—	—	26,235	20,560
Other income	740	3,859	292	131	2,279	1,310	3,667	2,833	455	137	7,433	8,270
Total revenues	177,102	150,900	38,777	14,235	28,509	21,774	3,667	2,833	17,503	349	265,558	190,091

Interest expense	2,686	3,514	2,420	1,345	3,949	3,140	—	—	3,876	3,324	12,931	11,323
Payroll and employee commissions	18,885	20,083	24,936	8,244	11,391	8,052	2,481	3,251	5,715	4,140	63,408	43,770
Commission expense	67,874	40,455	—	—	—	—	—	—	—	—	67,874	40,455
Member benefit claims	11,367	15,819	—	—	—	—	—	—	—	—	11,367	15,819
Net losses and loss adjustment expense	35,188	25,376	—	—	—	—	—	—	—	—	35,188	25,376
Depreciation and amortization	7,382	19,212	416	246	7,540	7,333	—	—	124	32	15,462	26,823
Other expenses	16,645	16,115	9,676	3,397	10,643	9,399	194	337	12,166	4,473	49,324	33,721
Total expenses	160,027	140,574	37,448	13,232	33,523	27,924	2,675	3,588	21,881	11,969	255,554	197,287
Net income attributable to consolidated CLOs	—	—	—	—	—	—	1,746	2,841	4,271	(3,085)	6,017	(244)
Pre-tax income (loss)	$17,075	$10,326	$1,329	$1,003	$(5,014)	$(6,150)	$2,738	$2,086	$(107)	$(14,705)	$16,021	$(7,440)
Summary segment EBITDA and Adjusted EBITDA from continuing operations for the Three Months Ended June 30, 2016 and June 30, 2015(1)

($ in thousands)	Insurance and insurance services		Specialty finance		Real estate		Asset management		Corporate and other		Total
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Segment EBITDA	$13,008	$15,333	$3,761	$1,526	$4,350	$3,786	$1,078	$212	$2,385	$(4,884)	$24,582	$15,973

Segment Adjusted EBITDA	$11,437	$9,215	$2,577	$692	$2,255	$2,040	$1,078	$212	$84	$(4,967)	$17,431	$7,192

Summary segment EBITDA and Adjusted EBITDA from continuing operations for the Six Months Ended June 30, 2016 and June 30, 2015(1)

($ in thousands)	Insurance and insurance services		Specialty finance		Real estate		Asset management		Corporate and other		Totals
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Segment EBITDA	$27,143	$33,052	$4,165	$2,594	$6,475	$4,323	$2,738	$2,086	$3,893	$(11,349)	$44,414	$30,706

Segment Adjusted EBITDA	$23,443	$17,451	$1,847	$1,249	$4,325	$2,659	$2,738	$2,086	$401	$(11,432)	$32,754	$12,013

(1)	For further information relating to the Company’s Adjusted EBITDA, including a reconciliation to GAAP net income, see“—Non-GAAP Financial Measures” below.

Segment Assets as of - June 30, 2016 and December 31, 2015

($ in thousands)	Insurance and insurance services		Specialty finance		Real estate		Asset management		Corporate and other		Total
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Segment assets	$976,534	$929,054	$233,774	$208,201	$278,670	$230,546	$1,735	$1,820	$223,925	$396,537	$1,714,638	$1,766,158
Assets of consolidated CLOs											989,615	728,812
Total assets											$2,704,253	$2,494,970

Insurance and Insurance Services segment - operating results for the Three and Six Months Ended June 30, 2016 and June 30, 2015

The Company’s insurance and insurance services segment is comprised of its wholly-owned Fortegra subsidiary, which we acquired in December 2014. The acquisition of Fortegra resulted in purchase price accounting adjustments in our insurance and insurance services segment giving effect to the push-down accounting treatment of the acquisition. These adjustments include setting deferred cost assets to a fair value of zero, modifying deferred revenue liabilities to their respective fair values, and recording a substantial intangible asset representing the value of the business acquired (“VOBA”). The application of push-down accounting creates a modest impact to net income, but significantly impacts individual assets, liabilities, revenues, and expenses.

The following discussion of our insurance and insurance services segment also presents operating results and net revenues by product mix information as adjusted to eliminate the effects of purchase price accounting (“As Adjusted”). These As Adjusted results are a non-GAAP financial measure. Due to acquisition accounting, the line items through which revenue and expenses related to acquired contracts are recognized differ from those related to newly originated contracts. As a result, eliminating the effects of purchase accounting provides for better period-over-period comparison of the underlying operating performance of the business and aligns more closely with the basis upon which management performance is measured. The Company believes that presenting this As Adjusted information provides useful information to investors regarding our period-over-period insurance and insurance services segment operations. In addition, management of the Company evaluates the operations of our insurance and insurance services segment using this As Adjusted information including for compensation of management of the Fortegra segment.

The following tables present our insurance and insurance services segment results on a GAAP basis and an As Adjusted basis (a non-GAAP measure which excludes the effects of purchase price accounting).

Insurance and Insurance Services As Adjusted Operating Results

	Three Months Ended June 30, 2016				Three Months Ended June 30, 2015
($ in thousands)	GAAP	Adjustments		Non-GAAP As Adjusted	GAAP	Adjustments		Non-GAAP As Adjusted
Revenues:
Earned premiums	$46,292	$—		$46,292	$39,707	$—		$39,707
Service and administrative fees	28,269	1,646	(2)	29,915	25,545	5,500	(2)	31,045
Ceding commissions	10,545	116	(3)	10,661	10,148	736	(3)	10,884
Interest income (1)	2,208	—		2,208	1,199	—		1,199
Other Income	476	—		476	1,922	—		1,922
Total revenues	87,790	1,762		89,552	78,521	6,236		84,757
Less:
Commission expense	34,836	3,111	(4)	37,947	23,927	11,828	(4)	35,755
Member benefit claims	5,617	—		5,617	8,240	—		8,240
Net losses and loss adjustment expenses	17,240	—		17,240	12,926	—		12,926
Net revenues	30,097	(1,349)		28,748	33,428	(5,592)		27,836
Expenses:
Interest expense	1,531	—		1,531	1,775	—		1,775
Payroll and employee commissions	9,298	—		9,298	9,678	—		9,678
Depreciation and amortization expenses	3,399	(941)	(5)	2,458	7,258	(4,703)	(5)	2,555
Other expenses	7,791	111	(6)	7,902	8,417	526	(6)	8,943
Total operating expenses	22,019	(830)		21,189	27,128	(4,177)		22,951
Income before taxes from continuing operations	$8,078	$(519)		$7,559	$6,300	$(1,415)		$4,885

	Six Months Ended June 30, 2016				Six Months Ended June 30, 2015
($ in thousands)	GAAP	Adjustments		Non-GAAP As Adjusted	GAAP	Adjustments		Non-GAAP As Adjusted
Revenues:
Earned premiums	$90,907	$—		$90,907	$77,060	$—		$77,060
Service and administrative fees	58,579	3,842	(2)	62,421	47,472	11,649	(2)	59,121
Ceding commissions	21,248	307	(3)	21,555	20,085	2,338	(3)	22,423
Interest income (1)	5,628	—		5,628	2,424	—		2,424
Other Income	740	—		740	3,859	—		3,859
Total revenues	177,102	4,149		181,251	150,900	13,987		164,887
Less:
Commission expense	67,874	7,374	(4)	75,248	40,455	28,246	(4)	68,701
Member benefit claims	11,367	—		11,367	15,819	—		15,819
Net losses and loss adjustment expenses	35,188	—		35,188	25,376	—		25,376
Net revenues	62,673	(3,225)		59,448	69,250	(14,259)		54,991
Expenses:
Interest expense	2,686	—		2,686	3,514	—		3,514
Payroll and employee commissions	18,885	—		18,885	20,083	—		20,083
Depreciation and amortization expenses	7,382	(2,428)	(5)	4,954	19,212	(14,092)	(5)	5,120
Other expenses	16,645	264	(6)	16,909	16,115	1,342	(6)	17,457
Total operating expenses	45,598	(2,164)		43,434	58,924	(12,750)		46,174
Income before taxes from continuing operations	$17,075	$(1,061)		$16,014	$10,326	$(1,509)		$8,817

(1)	Includes net realized and unrealized gains and (losses) on investments.
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

Results

Insurance and insurance services segment pre-tax income was $8.1 million for the three months ended June 30, 2016, an increase of $1.8 million or 28.2% over the prior year period operating results. The primary drivers of the improvement in period-over-period results was a reduction in depreciation and amortization expenses associated with the VOBA of $3.9 million and reduction in operating expenses of $1.3 million, partially offset by a reduced net revenues of $3.3 million.

As Adjusted pre-tax income was $7.6 million for the three months ended June 30, 2016, an increase of $2.7 million or 54.7%. The primary drivers of the period-over-period improvement include an increase in net revenues of $0.9 million driven by improvements in investment income and earned premiums, partially offset by higher commission expense and net loss and loss adjustment expense. As Adjusted operating expenses were down $1.8 million as a result of cost actions taken throughout 2015 to reduce headcount, professional fees and other expenses.

Insurance and insurance services segment pre-tax income was $17.1 million for the six months ended June 30, 2016, an increase of $6.7 million or 65.4% over the prior year period operating results. The primary drivers of the improvement in period-over-period results was a reduction in depreciation and amortization expenses associated with the VOBA of $11.8 million, reduction in operating expenses of $1.5 million partially offset by reduced net revenues of $6.6 million.

As Adjusted pre-tax income was $16.0 million for the six months ended June 30, 2016, an increase of $7.2 million or 81.6%. The primary drivers of the period-over-period improvement include an increase in net revenues of $4.5 million driven by improvements in investment income and credit protection and specialty product earned premiums and service fees, partially offset by higher commission expense and net loss and loss adjustment expense. As Adjusted operating expenses were down $2.7 million as a result of cost actions taken throughout 2015 to reduce headcount and professional fees in addition to lower interest expense.

Revenues

Insurance and insurance services segment revenues are generated by the sale of the following products and services: credit protection, warranty, specialty products and other. Credit protection products include the following types of insurance: credit life, credit disability, credit property, involuntary unemployment, and accidental death and dismemberment. Warranty products include cell phone warranty, furniture and appliance service contracts and auto service contracts. Specialty products are primarily non-standard auto rebate insurance such as tire/wheel or windshield coverage. Services and other revenues principally represent investment income, fees for insurance sales and business process outsourcing services, and interest for premium and mobile device plan financing, and include the impact to fee income, ceding commissions, and commissions expense from the purchase accounting effect of VOBA related to insurance contracts. The net revenue impact of VOBA, which is additive to net revenue, is substantially offset by increased amortization expense recorded in depreciation and amortization expense.

For insurance and insurance services, the main components of revenue are service and administrative fees, ceding commissions and earned premiums, net. Total revenues were $87.8 million for the three months ended June 30, 2016, up $9.3 million, or 11.8% over the prior year period. The increase was primarily driven by an increase in earned premiums of $6.6 million, or 16.6%, an increase of $2.7 million, or 10.7%, in service and administrative fees, and an increase of $1.0 in investment income, offset by a reduction of $1.0 million in other income.

Total revenues were $177.1 million for the six months ended June 30, 2016, up $26.2 million, or 17.4% over the prior year period. The increase was primarily driven by an increase in earned premiums of $13.8 million, or 18.0%, an increase of $11.1 million, or 23.4%, in service and administrative fees, and an increase of $3.2 million in investment income, partially offset by a decrease of $3.1 million in other income.

The following tables present As Adjusted product revenue mix within the insurance and insurance services segment for the three and six months ended June 30, 2016 and 2015. We use As Adjusted net revenues as another means of understanding product contributions to our results and provides a comparison of period-over-period risk retained by the Company. As Adjusted net revenues are shown as total revenue less commissions paid to brokers, member benefit claims and net loss and loss adjustment expenses adjusted to eliminate the effects of purchase price accounting. Period-over-period comparisons of total revenues are often impacted by our clients’ choice as to whether to retain risk, the impact of which is visible in this metric. The following table should be read in conjunction with the table above, presenting As Adjusted results reconciled to GAAP results.

Insurance and Insurance Services Product As Adjusted Net Revenues - Three Months

	Three Months Ended, June 30,
($ in thousands)	Credit Protection		Warranty		Specialty Products		Services and Other(1)		Insurance Total
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Income:
Earned premiums	$29,725	$29,873	$9,105	$6,801	$7,462	$3,033	$—	$—	$46,292	$39,707
Service and administrative fees	11,671	7,960	13,627	19,778	2,926	957	1,691	2,350	29,915	31,045
Ceding commissions	10,661	10,874	—	10	—	—	—	—	10,661	10,884
Interest income (2)	—	—	—	—	—	—	2,208	1,199	2,208	1,199
Other income	73	71	(6)	1,734	(30)	29	439	88	476	1,922
Total revenue	52,130	48,778	22,726	28,323	10,358	4,019	4,338	3,637	89,552	84,757

Income Adjustments:
Net losses and member benefit claims	6,582	6,290	9,919	12,642	6,320	2,200	36	34	22,857	21,166
Commissions	29,761	27,928	6,673	7,549	1,399	259	114	19	37,947	35,755
Total income adjustments	36,343	34,218	16,592	20,191	7,719	2,459	150	53	60,804	56,921

As Adjusted net revenues	$15,787	$14,560	$6,134	$8,132	$2,639	$1,560	$4,188	$3,584	$28,748	$27,836

(1) Services and Other include Consecta, Financial Services, Insurance Services, ImageWorks, VOBA and Other
(2) Includes net realized and unrealized gains (losses) on investments

As Adjusted net revenues for the three months ended June 30, 2016 were $28.7 million, up $0.9 million or 3.3% from the comparable 2015 period. The increase was primarily driven by improvements in investment income, and higher service and administrative fees in the credit protection and specialty products lines. Those improvements were dampened slightly by a reduction in period-over-period As Adjusted net revenues for cell phone warranty contracts as competitive pressures remain.

Credit protection As Adjusted net revenues for the three months ended June 30, 2016 were $15.8 million, higher than the comparable 2015 period operating results by $1.2 million or 8.4%. Warranty products, including cell phone protection, were $6.1 million for the three months ended June 30, 2016, down $2.0 million or 24.6% from the comparable 2015 period. Specialty products As Adjusted net revenue for the three months ended June 30, 2016 were $2.6 million, up 69.2% from the prior year period.

Net revenues are net of commissions paid to brokers. Commission expense is incurred on most product lines, the majority of which are retrospective commissions paid to distributors and retailers selling our products, including credit insurance policies, motor club memberships, mobile device protection and warranty service contracts. Credit insurance commission rates are, in many cases, set by state regulators and are also impacted by market conditions and retention levels. Total commission expense of $34.8 million for the three months ended June 30, 2016, was up $10.9 million, driven by the increase in policies issued in the credit life and specialty auto warranty product lines, partially offset by lower purchase accounting adjustments. For the three months ended June 30, 2016, commission expense adjusted for the impact of purchase accounting was $37.9 million, up $2.2 million from the prior year period as a result of the increased written premiums and policies issued described above.

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

Member benefits claims and net losses and loss adjustment expenses, combined were $22.9 million for the three months ended June 30, 2016, with net losses and loss adjustments up $4.3 million period-over-period, partially offset by a reduction in member benefit claims of $2.6 million.

Insurance and Insurance Services Product As Adjusted Net Revenues - Six Months

	Six Months Ended June 30,
($ in thousands)	Credit Protection		Warranty		Specialty Products		Services and Other(1)		Insurance Total
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Income:
Earned premiums	$59,020	$57,573	$18,254	$13,740	$13,633	$5,747	$—	$—	$90,907	$77,060
Service and administrative fees	23,110	13,440	29,305	38,788	6,073	1,853	3,933	5,040	62,421	59,121
Ceding commissions	21,553	22,404	1	19	—	—	1	—	21,555	22,423
Interest income (2)	—	—	—	—	—	—	5,628	2,424	5,628	2,424
Other income	129	107	86	3,512	—	55	525	185	740	3,859
Total revenue	103,812	93,524	47,646	56,059	19,706	7,655	10,087	7,649	181,251	164,887

Income Adjustments:
Net losses and member benefit claims	13,810	13,239	20,429	23,757	12,272	4,109	44	90	46,555	41,195
Commissions	58,321	52,089	14,301	15,939	2,425	698	201	(25)	75,248	68,701
Total income adjustments	72,131	65,328	34,730	39,696	14,697	4,807	245	65	121,803	109,896

As Adjusted net revenues	$31,681	$28,196	$12,916	$16,363	$5,009	$2,848	$9,842	$7,584	$59,448	$54,991

(1) Services and Other include Consecta, Financial Services, Insurance Services, ImageWorks, VOBA and Other
(2) Includes net realized and unrealized gains (losses) on investments

As Adjusted net revenues for the six months ended June 30, 2016 were $59.4 million, up $4.5 million or 8.1% from the comparable 2015 period. Credit protection As Adjusted net revenues for the six months ended June 30, 2016 were $31.7 million, higher than the comparable 2015 period operating results by $3.5 million or 12.4%. Warranty products, including cell phone protection, were $12.9 million for the six months ended June 30, 2016, down $3.4 million or 21.1% from the comparable 2015 period. Specialty products As Adjusted net revenue for the six months ended June 30, 2016 were $5.0 million, up 75.9% from the prior year period operating results due to increased earned premiums and service and administrative fees. Credit protection products and specialty products continue to provide opportunities for growth through a combination of expanded product offerings, new clients and geographic expansion in the latter case.

Total commission expense of $67.9 million for the six months ended June 30, 2016, was driven by the increase in policies issued in the credit life and specialty auto warranty and insurance products. For the six months ended June 30, 2016, commission expense adjusted for the impact of purchase accounting was $75.2 million, up $6.5 million from the prior year period as a result of increased written premiums and policies issued.

Member benefits claims and net losses and loss adjustment expenses, combined were $46.6 million for the six months ended June 30, 2016, with net losses and loss adjustments up $9.8 million period-over-period, partially offset by a reduction in member benefit claims of $4.5 million. The increase in net losses over the prior year period was a function of growth in earned premiums in non-standard auto and motor club and credit life, partially offset by lower claims in mobile devices.

Expenses

Operating expenses in the insurance and insurance services segment are composed of payroll and employee commissions, interest expense, professional fees, depreciation and amortization expenses and other expenses. Segment operating expenses for the three months ended June 30, 2016 were $22.0 million, a decrease of $5.1 million or 18.8% as compared to the previous year period costs. The primary driver of the period-over-period decrease was attributable to lower depreciation and amortization expense as a result of the decline in the purchase accounting impact from the amortization of the fair value attributed to the insurance policies and contracts acquired, which was $0.9 million for the three months ended June 30, 2016 versus $4.7 million in the comparable 2015 period. As adjusted operating expenses of $21.2 million were down period-over-period as a result of the cost reduction efforts described above.

Segment operating expenses for the six months ended June 30, 2016 were $45.6 million, a decrease of $13.3 million or 22.6% as compared to the previous year period costs. The primary driver of the period-over-period decrease was attributable to lower depreciation and amortization expense as a result of the decline in the purchase accounting impact from the amortization of the fair value attributed to the insurance policies and contracts acquired, which was $2.4 million for the six months ended June 30, 2016 versus $14.1 million in the comparable 2015 period. As Adjusted operating expenses of $43.4 million were down by $2.7 million period-over-period as a result of the cost reduction efforts described above.

Payroll and employee commissions expense are the largest component of expenses and are composed of base salaries, employee commissions and accruals for employee paid time off and bonuses. Payroll and employee commission expense was $9.3 million for the three months ended June 30, 2016, down from the prior year period by $0.4 million as cost reduction efforts have begun to stabilize. Payroll and employee commission expense was $18.9 million for the six months ended June 30, 2016, down from the prior year period by $1.2 million as a result of cost reduction efforts in 2015.

Professional fees and other expenses were $7.8 million for the three months ended June 30, 2016, down $0.6 million period-over-period. Professional fees and other expenses were $16.6 million for the six months ended June 30, 2016, up $0.5 million period-over-period, as a result of an increase in premium taxes on earned premiums for credit and specialty products in the first quarter of 2016. Other expenses are primarily comprised of acquisition, advertising and event costs, bank and credit card processing fees, technology expenses, filing and licensing fees, premium taxes and office rent costs.

Depreciation and amortization expense of $3.4 million and $7.4 million for the three and six months ended June 30, 2016, respectively, related primarily to the amortization of the intangible assets acquired, as mentioned above. The most significant of these expenses is the amortization of the fair value attributed to the insurance policies and contracts acquired, which had a value of $36.5 million as of the acquisition date and has a steep amortization curve. Amortization of this intangible asset was approximately $0.9 million and $2.4 million for the three and six months ended June 30, 2016, respectively, as a significant portion was amortized in 2015. For information relating to Fortegra’s debt and interest expenses, please refer to Note—(16) Debt, net, of the accompanying financial statements.

Net Written Premiums

Written premiums represent the amount of premiums customers are required to pay for insurance policies. This is different from premium earned, which is the amount of premiums earned by providing insurance against various risks. The following tables present product gross and net written premiums for the insurance and insurance services segment for the three and six months ended June 30, 2016 and 2015.

Insurance and Insurance Services Product Written Premiums - Three Months

	Three Months Ended June 30,
($ in thousands)	Credit Protection		Warranty		Specialty Products		Services & Other		Insurance Total
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Gross written premiums	$125,548	$133,101	$15,416	$10,527	$35,368	$23,457	$4	$—	$176,336	$167,085
Ceded written premiums	(94,133)	(99,955)	(3,413)	(1,137)	(29,813)	(19,738)	(4)	—	(127,363)	(120,830)
Net written premiums	$31,415	$33,146	$12,003	$9,390	$5,555	$3,719	$—	$—	$48,973	$46,255

Percent retained	25.0%	24.9%	77.9%	89.2%	15.7%	15.9%	—%	—%	27.8%	27.7%

Total gross written premiums for the three months ended June 30, 2016 were $176.3 million, which represented an increase of $9.3 million or 5.5% from the prior year period. The amount of business, or risk, retained was 27.8% which was relatively flat against the prior year period. Total net premiums written for the three months ended June 30, 2016 were $49.0 million, up $2.7 million or 5.9% from the same period year-over-year.

Credit protection net premiums written for the three months ended June 30, 2016 were $31.4 million, lower than the previous year period operating results by $1.7 million. Warranty products were $12.0 million, up $2.6 million from the prior year period operating results. Specialty products net written premiums for the three months ended June 30, 2016 were $5.6 million, up $1.8 million from the prior year period operating results.

Insurance and Insurance Services Product Written Premiums - Six Months

	Six Months Ended June 30,
($ in thousands)	Credit Protection		Warranty		Specialty Products		Services & Other		Insurance Total
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Gross written premiums	$232,730	$245,304	$27,460	$19,684	$98,632	$46,360	$13	$—	$358,835	$311,348
Ceded written premiums	(173,506)	(190,727)	(5,557)	(2,370)	(83,396)	(40,052)	(13)	—	(262,472)	(233,149)
Net written premiums	$59,224	$54,577	$21,903	$17,314	$15,236	$6,308	$—	$—	$96,363	$78,199

Percent retained	25.4%	22.2%	79.8%	88.0%	15.4%	13.6%	—%	—%	26.9%	25.1%

Total gross written premiums for the six months ended June 30, 2016 were $358.8 million, which represented an increase of $47.5 million or 15.3% from the prior year period. The amount of business retained was 26.9%, up from 25.1% in the prior year period indicating the retention of more risk on the policies underwritten. Total net premiums written for the six months ended June 30, 2016 were $96.4 million, up $18.2 million or 23.2% from the same period year-over-year. Credit protection net premiums written for the six months ended June 30, 2016 were $59.2 million, higher than the previous year period operating results by $4.6 million. Warranty products were $21.9 million, up $4.6 million from the prior year period and specialty products net written premiums for the six months ended June 30, 2016 were $15.2 million, up $8.9 million from the prior year period.

Adjusted EBITDA

Insurance and insurance services segment adjusted EBITDA was $11.4 million and $23.4 million for the three and six months ended June 30, 2016, respectively. The key drivers of Adjusted EBITDA growth was higher credit insurance and specialty products net revenues, increased investment income, and lower operating expenses, adjusted for the impact of purchase accounting effects, partially offset by lower warranty revenues driven by competition in the cell phone warranty business. See “Non-GAAP Financial Measures” below for a reconciliation to GAAP net income.

Specialty Finance segment - operating results for the Three Months Ended June 30, 2016 and June 30, 2015

	Siena		Mortgage Business		Total Specialty Finance
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
($ in thousands)	2016	2015	2016	2015	2016	2015
Net realized and unrealized gains (losses)	$(138)	$—	$—	$237	$(138)	$237
Net realized and unrealized gains (losses) on mortgage pipeline and associated hedging instruments	—	—	1,403	—	1,403	—
Interest income	2,113	1,364	818	458	2,931	1,822
Gain on sale of loans held for sale, net	—	—	14,852	3,941	14,852	3,941
Loan fee income	1,082	974	1,965	908	3,047	1,882
Rental revenue	—	—	—	7	—	7
Other income	—	28	116	63	116	91
Total revenue	3,057	2,366	19,154	5,614	22,211	7,980

Interest expense	424	284	811	550	1,235	834
Payroll and employee commissions	1,183	1,088	12,285	3,432	13,468	4,520
Depreciation and amortization	14	67	200	57	214	124
Other expenses	674	555	4,308	1,379	4,982	1,934
Total expense	2,295	1,994	17,604	5,418	19,899	7,412
Pre-tax income (loss)	$762	$372	$1,550	$196	$2,312	$568
Specialty Finance segment - operating results for the Six Months Ended June 30, 2016 and June 30, 2015

	Siena		Mortgage Business		Total Specialty Finance
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2016	2015	2016	2015	2016	2015
Net realized and unrealized (losses) gains	$(234)	$—	$—	$952	$(234)	$952
Net realized and unrealized gains on mortgage pipeline and associated hedging instruments	—	—	(316)	—	(316)	—
Interest income	3,558	2,390	1,729	785	5,287	3,175
Gain on sale of loans held for sale, net	—	—	28,367	6,672	28,367	6,672
Loan fee income	1,985	1,811	3,396	1,470	5,381	3,281
Rental revenue	—		—	24	—	24
Other income	—	68	292	63	292	131
Total revenue	5,309	4,269	33,468	9,966	38,777	14,235
	`
Interest expense	756	516	1,664	829	2,420	1,345
Payroll and employee commissions	2,354	1,990	22,582	6,254	24,936	8,244
Depreciation and amortization	30	133	386	113	416	246
Other expenses	1,141	926	8,535	2,471	9,676	3,397
Total expense	4,281	3,565	33,167	9,667	37,448	13,232
Pre-tax income (loss)	$1,028	$704	$301	$299	$1,329	$1,003
The specialty finance segment is comprised of the operations of Siena, a commercial finance company, which is 62% owned by the Company and our mortgage origination business, which is conducted through two entities, Reliance, a mortgage originator, which is 100% owned as of July 1, 2015 and Luxury, a mortgage originator which is 67.5% owned by the Company.

Results

Specialty finance pre-tax income was $2.3 million for the three months ended June 30, 2016, compared with $0.6 million for the same period in 2015. The key drivers of the increase were the addition of Reliance’s earnings in 2016 and increases in average loans outstanding at Siena over the prior year period. Segment revenues were $22.2 million for the three months ended June 30, 2016, compared with $8.0 million for the comparable 2015 period, an increase of $14.2 million or 178.3%. Segment expenses were $19.9 million in the three months ended June 30, 2016, compared with $7.4 million in the comparable 2015 period, an increase of $12.5 million or 168.5%. Margins expanded as revenue growth outpaced expense increases as the businesses scaled operations and increased their volumes.

For the six months ended June 30, 2016, specialty finance pre-tax income was $1.3 million compared with $1.0 million for the same period in 2015. Segment revenues were $38.8 million for the six months ended June 30, 2016, compared with $14.2 million for the comparable 2015 period, an increase of $24.5 million or 172.4%. Segment expenses were $37.4 million in the six months ended June 30, 2016, compared with $13.2 million in the comparable 2015 period, an increase of $24.2 million or 183.0%. For the first half of 2016, year-over-year expenses increased at a higher rate than revenues, which was driven by increasing mortgage payroll and marketing expenses as the businesses expanded loan officer headcount in an effort to grow originations. Growth in volume tends to lag the hiring of new loan officers as the full ramp up of productivity generally takes four to six months.

Siena

Siena’s pre-tax income was $0.8 million for the three months ended June 30, 2016, compared with pre-tax income of $0.4 million for the comparable 2015 period. Siena’s pre-tax income was $1.0 million for the six months ended June 30, 2016, compared with pre-tax income of $0.7 million for the comparable 2015 period. The increase in Siena’s results was driven by increased loan originations and higher utilization rates of facilities by borrowers thus increasing interest income and loan fees. Higher revenues were partially offset by higher payroll and operating expenses as the portfolio continues to grow.

Revenues

Siena’s revenues totaled $3.1 million for the three months ended June 30, 2016, compared with $2.4 million for the same period in 2015, an increase of $0.7 million or 29.2%. Siena had average earning assets of $70.6 million for the three months ended June 30, 2016, compared with $56.2 million for the comparable 2015 period, an increase of 25.8%.

Siena’s revenues totaled $5.3 million for the six months ended June 30, 2016, compared with $4.3 million for the same period in 2015, an increase of $1.0 million or 24.4%. Siena had average earning assets of $63.8 million for the six months ended June 30, 2016, compared with $51.0 million for the comparable 2015 period, an increase of 25.2%. The increase in revenue was primarily driven by the increase in lending volume and interest margins as well as increases in one time fees and administrative fees.

Expenses

Siena’s expenses were $2.3 million in the three months ended June 30, 2016, compared with $2.0 million in the comparable 2015 period, an increase of $0.3 million or 15.1%. Expenses were $4.3 million in the six months ended June 30, 2016, compared with $3.6 million in the comparable 2015 period, an increase of $0.7 million or 20.1%. Siena’s expenses are comprised primarily of payroll and employee commissions, interest and other expenses. Growth in expenses was at a slower pace than the increase in lending volume as the additions to headcount are less than the growth in volume.

Mortgage Business

The mortgage business’s pre-tax income was $1.6 million for the three months ended June 30, 2016, compared with $0.2 million for the same period in 2015, an increase of $1.4 million. Mortgage origination volume improved from $258.6 million for the three months ended June 30, 2015 to $432.0 million for the current year period, while realizing 228.8 basis points improvement in net revenue margins year-over-year. Increased revenues were partially offset by higher expenses, which increased from $5.4 million for the three months ended June 30, 2015 to $17.6 million for the six months ended June 30, 2016.

The mortgage business’s pre-tax income was $0.3 million for the six months ended June 30, 2016, compared with $0.3 million for the same period in 2015, representing flat earnings year-over-year. Mortgage origination volume improved 84.5% from $439.0 million for the six months ended June 30, 2015 to $764.8 million for the current year period while realizing 207.7 basis points improvement in revenue margins year-over-year. This was primarily a result of the inclusion of Reliance’s volume and increase in product mix towards higher margin Federal Housing Administration and the U.S. Department of Veterans Affairs (“FHA/VA”) and agency products. Increased revenues were offset by higher expenses, which increased from $9.7 million for the six months ended June 30, 2015 to $33.2 million for the six months ended June 30, 2016, primarily driven by non-commission based payroll expenses, for sales personnel and new loan officers and increased marketing expenses to support the expected volume growth from the new loan officers. Increases in general expenses for audit, consulting, tax and licensing expenses as well as longer timelines to close new volume as a result of the implementation of new regulations were also factors in the increased expenses, particularly in the first quarter of 2016. As mentioned earlier, the increase in productivity for new sales staff to get to tenured levels is typically four to six months, resulting in a lag in volume.

Selected mortgage margin and product mix analysis for the Three and Six Months Ended June 30, 2016 and June 30, 2015

The table below presents the funded volume, brokered volume and sold volume of mortgage loans originated in our mortgage origination businesses as well as the mortgage margin, as measured in basis points, and product mix of such mortgage loans for the three and six months ended June 30, 2016 and 2015, respectively. “Volume” refers to the unpaid principal balance of the mortgage loan. The table is being provided to assist investors’ understanding of the key drivers of the quarter-over-quarter change in revenues and expenses.

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Funded volume	$405,093	$217,463	$722,900	$379,096
Brokered volume	26,888	41,120	41,888	59,867
Total origination volume	$431,981	$258,582	$764,788	$438,963

Sold volume (basis points of total origination volume)	$381,321	$217,169	$729,880	$358,729

Net revenue	424.6	195.8	415.8	208.1
Expenses
Commissions	94.8	60.9	94.7	65.8
Non commission payroll expenses	189.6	70.2	200.5	76.7
Total other expense	104.3	57.1	116.7	58.9
Total expenses	388.7	188.2	411.9	201.4
Pre-tax income (loss)	35.9	7.6	3.9	6.7

Headcount	541	134	541	134

Percent of volume
Agency	35.1%	17.0%	35.1%	18.9%
FHA/VA	30.6	2.9	31.6	3.4
Jumbo/other	22.8	53.1	24.2	52.1
Total retail	88.5	73.0	90.9	74.4
Wholesale	5.3	11.1	3.6	12.0
Brokered	6.2	15.9	5.5	13.6
Total	100%	100%	100%	100%

(1)	For comparative purposes, total headcount of our mortgage businesses within the specialty finance segment, including Reliance, in the second quarter of 2015 was 451 persons.

Revenues

Total origination volume increased from $258.6 million in the three months ended June 30, 2015 to $432.0 million in the three months ended June 30, 2016 and from $439.0 million in the six months ended June 30, 2015 to $764.8 million in the six months ended June 30, 2016. Funded volume increased at a faster pace than brokered volume primarily due to the fact that the substantial majority of Reliance’s volume is in this category. Total sold volume in the three months ended June 30, 2016 was $381.3 million, up from $217.2 million in the comparable 2015 period. Total sold volume in the six months ended June 30, 2016 was $729.9 million, up from $358.7 million in the comparable 2015 period. The primary driver of the increase in volume was the acquisition of Reliance.

Net revenue margins also improved in the three and six months ended June 30, 2016. The primary driver of the improved margins was the higher mix of FHA/VA and agency volumes. Agency and FHA/VA originations tend to have higher net revenue margin than jumbo and brokered volumes.

Mortgage business revenues for the three months ended June 30, 2016 were $19.2 million compared with $5.6 million for the three months ended June 30, 2015, an increase of $13.5 million or 241.2%. Mortgage business revenues for the six months ended June 30, 2016 were $33.5 million compared with $10.0 million for the six months ended June 30, 2015, an increase of $23.5 million or 235.8%. The revenue improvement was driven primarily by the inclusion of Reliance’s originations, which resulted in both higher funding volume and improved margins. Revenues earned by the mortgage business are comprised of gain on sale on mortgages originated and sold to investors, gains and losses on the mortgage pipeline of interest rate lock commitments and mortgage loans held for sale and the associated hedges, net interest income on mortgages held for sale, and fees associated with the mortgage origination business. Loan fees are primarily comprised of loan application fees, appraisal fees, document preparation fees, broker fees earned and loan underwriting fees.

Expenses

Mortgage business expenses for the three months ended June 30, 2016 were $17.6 million compared with $5.4 million for the comparable period in 2015, an increase of $12.2 million or 224.9%. Mortgage business expenses, for the six months ended June 30, 2016 were $33.2 million compared with $9.7 million for the comparable period in 2015, an increase of $23.5 million or 243.1%. Expenses are composed of payroll and employee commissions, professional fees and other expenses. The primary driver of higher expenses for the first half of 2016 was a combination of the inclusion of Reliance, and higher payroll and other employee expenses plus higher marketing costs to support the higher number of sales personnel. On a comparable basis, including Reliance headcount from June 30, 2015, headcount increased by 20.0% which was a driver of increased expenses. Typically there is a lag in increased originations as a result of the time for new loan officers to improve productivity which impacted the higher growth in expenses relative to revenue. Additionally, slight increases in general expenses for audit, consulting, tax and licensing expenses were incurred as Reliance is incorporated into the controls process and expenses are incurred to remediate the material weakness at Luxury.

Adjusted EBITDA

Specialty finance Adjusted EBITDA was $2.6 million for the three months ended June 30, 2016 compared to $0.7 million in the prior year period. Specialty finance Adjusted EBITDA was $1.8 million for the six months ended June 30, 2016 compared to income of $1.2 million in the prior year period. The increase in Adjusted EBITDA was driven by the same factors that impacted pre-tax income explained above. See “Non-GAAP Financial Measures” below for a reconciliation to GAAP net income.

Real Estate segment - operating results for the Three and Six Months Ended June 30, 2016 and June 30, 2015

	Real Estate
	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2016	2015	2016	2015
Net realized and unrealized gains (losses)	$(51)	$369	$(51)	$(116)
Interest income	26	25	46	44
Rental revenue	13,511	11,184	26,235	20,536
Other income	1,133	772	2,279	1,310
Total revenue	14,619	12,350	28,509	21,774

Interest expense	2,095	1,810	3,949	3,140
Payroll and employee commissions	5,753	4,129	11,391	8,052
Depreciation and amortization	3,410	3,945	7,540	7,333
Other expenses	4,516	4,435	10,643	9,399
Total expense	15,774	14,319	33,523	27,924
Pre-tax income (loss)	$(1,155)	$(1,969)	$(5,014)	$(6,150)

The Company’s real estate segment consists of its wholly-owned Care subsidiary, which primarily acquires and operates seniors housing properties. As of June 30, 2016, Care’s portfolio consists of 26 properties across 10 states primarily in the Mid-Atlantic and Southern United States comprised of 11 Triple Net Lease Properties and 15 Managed Properties.

In Triple Net Lease Properties, Care owns the real estate and enters into a long term lease with an operator who is typically responsible for bearing operating costs, including maintenance, utilities, taxes, insurance, repairs and capital improvements. The operations of the Triple Net Lease Properties are not consolidated since Care does not manage or own the underlying operations. For Triple Net Lease Properties operations, Care recognizes primarily rental income from the lease since substantially all expenses are passed through to the tenant. In Managed Properties, Care generally owns between 65-80% of the real estate and the operations with affiliates of the management company owning the remainder. Care therefore consolidates all of the assets, liabilities, income and expense of the Managed Properties operations in segment reporting. The real estate segment operating results present revenues and expenses, which include amounts attributable to non-controlling interests, by property type in our real estate segment for the three and six months ended June 30, 2016 and 2015, respectively.

In addition to Adjusted EBITDA, we also evaluate performance of our real estate segment based on net operating income (“NOI”), which is a non-GAAP measure. We consider NOI as an important supplemental measure used to evaluate the operating performance of our real estate segment because it allows investors, analysts and our management to assess our unleveraged property-level operating results and to compare our operating results between periods and to the operating results of other real estate companies on a consistent basis. We define NOI as total revenue less property operating expense. Property operating expenses and resident fees and services are not relevant to Care’s Triple Net Lease Properties since Care does not manage the underlying operations and substantially all expenses are passed through to the tenant. Our calculation of NOI may differ from similarly titled non-GAAP financial measures used by other companies. NOI is not a measure of financial performance or liquidity under GAAP and should not be considered a substitute for pre-tax income. The following tables include a reconciliation of NOI to pre-tax income for our real estate segment for the three and six months ended June 30, 2016 and 2015, respectively.

Real Estate Product Operating Results

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
($ in thousands)	Triple Net Lease Operations	Managed Properties	Consolidated	Triple Net Lease Operations	Managed Properties	Consolidated
Revenues:
Resident fees and services	$—	$902	$902	$—	$549	$549
Rental revenue	1,845	11,666	13,511	1,760	9,424	11,184
Less: Property operating expenses	—	9,296	9,296	—	7,524	7,524
Segment NOI	$1,845	$3,272	$5,117	$1,760	$2,449	$4,209
Segment NOI Margin %		26.0%			24.6%

Other income			$208			$618
Less: Expenses:
Interest expense			2,095			1,810
Payroll and employee commissions			625			532
Depreciation and amortization			3,410			3,945
Other expenses			350			509
Pre-tax income (loss)			$(1,155)			$(1,969)

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
($ in thousands)	Triple Net Lease Operations	Managed Properties	Consolidated	Triple Net Lease Operations	Managed Properties	Consolidated
Revenues
Resident fees and services	$—	$1,784	$1,784	$—	$985	$985
Rental revenue	3,689	22,546	26,235	2,818	17,718	20,536
Less: Property operating expenses	—	18,001	18,001	—	14,185	14,185
Segment NOI	$3,689	$6,329	$10,018	$2,818	$4,518	$7,336
Segment NOI Margin %		26.0%			24.2%

Other income			$492			$253
Less: Expenses
Interest expense			3,949			3,140
Payroll and employee commissions			1,283			1,125
Depreciation and amortization			7,540			7,333
Other expenses			2,752			2,141
Pre-tax income (loss)			$(5,014)			$(6,150)

Results

Care had a pre-tax loss of $1.2 million for the three months ended June 30, 2016, compared with pre-tax loss of $2.0 million for the same period in 2015. Care had a pre-tax loss of $5.0 million for the six months ended June 30, 2016, compared with pre-tax loss of $6.2 million for the same period in 2015. The lower losses in both periods was driven by greater growth in rental income than operating expenses due to improvements in the underlying properties.

Since February 2015, Care has invested in 13 additional senior housing properties: 11 in February and March 2015 and two in January and March 2016. The increase in the number of properties over those periods has generated higher rental and other income in the 2016 periods compared with the comparable 2015 periods. However the Company also incurred additional depreciation, amortization and interest expenses as a consequence of the growth in Care’s property portfolio. Subsequent to the end of the quarter, Care acquired a new property with one of its existing operator partners for $29.4 million, of which Care contributed its pro rata share of the equity of $8.4 million.

Care’s segment NOI was $5.1 million for the three months ended June 30, 2016, compared with $4.2 million in the prior year period, an increase of $0.9 million or 21.6%, primarily as a result of an increase in rental revenue partially offset by increased property operating expenses. Care’s segment NOI was $10.0 million for the six months ended June 30, 2016, compared with

$7.3 million in the prior year period, an increase of $2.7 million or 36.6%, primarily as a result of an increase in rental revenue partially offset by increased property operating expenses. Several of Care’s acquisitions over the last 18 months included properties that Care and its operating partners are enhancing through renovation projects and other capital upgrades in an effort to grow revenue and to allow them to operate more efficiently. As indicated in the tables above, NOI margins on Managed Properties improved from 24.2% to 26.0% for six months ended June 30, 2016 against the prior year period. As the newer facilities ramp up and stabilize, we expect our results to reflect additional NOI margin improvements.

Revenues

Care’s total revenues were $14.6 million for the three months ended June 30, 2016, compared with $12.4 million for the comparable 2015 period, an increase of $2.3 million or 18.4%. Rental income in the 2016 period was $13.5 million, compared with $11.2 million for the comparable 2015 period, an increase of $2.3 million or 20.8%. Care earned other income of $1.1 million in the 2016 period, compared to $0.8 million in the comparable 2015 period. Other income was comprised of resident fees and reimbursable escrow earnings.

Care’s total revenues were $28.5 million for the six months ended June 30, 2016, compared with $21.8 million for the comparable 2015 period, an increase of $6.7 million or 30.9%. Rental income in the 2016 period was $26.2 million, compared with $20.5 million for the comparable 2015 period, an increase of $5.7 million or 27.8%. Care earned other income of $2.3 million in the 2016 period, compared to $1.3 million in the comparable 2015 period. The increase in rental revenue and other income was mainly due to the addition of thirteen Managed Properties, including the properties managed by Royal which were added in the first quarter of 2015 and properties managed by Royal and Heritage which were added in the first quarter of 2016.

Expenses

Care’s expenses are comprised of interest expenses on borrowings, payroll expenses (including employees of the managers at each of Care’s Managed Properties), professional fees, depreciation and amortization of properties and leases acquired and other expenses. Expenses for the three months ended June 30, 2016 were $15.8 million, compared with $14.3 million for the same period in 2015, an increase of $1.5 million or 10.2%. For three months ended June 30, 2016, the primary increases period-over-period include property operating expenses of $1.8 million, interest expense of $0.3 million, offset by a reduction in depreciation and amortization expenses of $0.5 million and other costs of $0.2 million. The increase in property operating expenses was primarily attributable to consolidation of the expenses of the two Managed Properties acquired in the first quarter of 2016, which also included an increase in amortization of in-place leases acquired.

Care’s expenses for the six months ended June 30, 2016 were $33.5 million, compared with $27.9 million for the same period in 2015, an increase of $5.6 million or 20.1%. The primary increases period-over-period include property operating expenses of $3.8 million, interest expense of $0.8 million, payroll and other costs of $0.8 million and depreciation and amortization expenses of $0.2 million. The increase in property operating expenses was primarily attributable to consolidation of the expenses of the five Managed Properties acquired in the first quarter of 2015 and 2 acquired in the first quarter of 2016, which also included an increase in amortization of in-place leases acquired. The Company is party to interest rate swaps in order to economically hedge interest rate risk associated with its real estate portfolio debt. These instruments swap fixed to floating rate cash streams in order to maintain the economics on this mortgage debt. As a result of movements in interest rates over the six months ended June 30, 2016, an unrealized loss was recorded in other expenses for $1.4 million.

Adjusted EBITDA

Care had Adjusted EBITDA of $2.3 million for the three months ended June 30, 2016, compared to $2.0 million in the three months ended June 30, 2015, with the drivers being the same as mentioned above for pre-tax income. Care had Adjusted EBITDA of $4.3 million for the six months ended June 30, 2016, compared to $2.7 million in the six months ended June 30, 2015, with the drivers being the same as mentioned above for pre-tax income. See “Non-GAAP Financial Measures” below for a reconciliation to GAAP net income.

Asset Management segment - operating results for the Three and Six Months Ended June 30, 2016 and June 30, 2015

($ in thousands)	Asset Management segment
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Fees earned from CLOs	$2,376	$2,753	$4,996	$5,573
Other management fee income	42	37	88	101
Other income	(11)	—	329	—
Total revenue	2,407	2,790	5,413	5,674

Payroll and employee commissions	1,240	2,403	2,481	3,251
Other expenses	89	175	194	337
Total expense	1,329	2,578	2,675	3,588

Pre-tax income	$1,078	$212	$2,738	$2,086

The Company’s asset management segment generates fee income from the CLOs under management by Telos Asset Management and from its management of NPPF 1, a portfolio of tax-exempt securities owned by third-party investors. Total fee earning AUM of our asset management segment as of June 30, 2016 was $2.1 billion, of which $2.0 billion was attributable to the CLO business and $0.1 billion was attributable to NPPF 1. As of June 30, 2015, total fee earning AUM was $2.0 billion, of which $1.8 billion was attributable to the CLO business and $0.2 billion was attributable to NPPF 1.

The Company’s AUM in CLOs increased approximately $130.8 million over the prior year period, whereas the AUM from NPPF 1 declined by $23.0 million as it is in run-off. For a review of the inter-segment allocation of revenues from CLOs under management, please refer to “—Net Income attributable to CLOs managed by the Company” below. Fee earning AUM for June 30, 2016 excludes Telos Credit Opportunities Fund of $94.1 million which is currently a proprietary fund consolidated by Tiptree and included in corporate and other segment.

Results

Pre-tax income for the asset management segment was $1.1 million for the three months ended June 30, 2016, compared with $0.2 million for the 2015 period, an increase of $0.9 million. The key drivers of the increase were a reduction in payroll and employee commissions by $1.2 million due to normalizing the incentive compensation expense timing compared to the prior year period and a reduction in other expenses of $0.1 million, offset by $0.4 million reduced management fees as our older CLOs with higher fees run-off and are replaced with newer CLOs.

For the six months ended June 30, 2016, pre-tax income was $2.7 million compared with $2.1 million for the 2015 period, an increase of $0.7 million. The key drivers of the increase were a reduction in payroll and employee commissions by $0.8 million due to normalizing the incentive compensation expense timing compared to the prior year period, and a reduction in other expenses of $0.1 million, offset by reduced management fees. The reduction in management fees was driven by a combination of AUM declines in our older CLOs which are past their reinvestment periods and lower fees in our more recent CLOs as described herein.

Revenues

Asset management fees totaled $2.4 million in the three months ended June 30, 2016, compared to $2.8 million for the prior year period. Asset management fees totaled $5.4 million in the six months ended June 30, 2016, compared to $5.7 million for the prior year period.

Although the number of CLOs under management increased in April 2016 by launching Telos 7, fees earned from CLOs declined in the six months ended June 30, 2015 compared to the six months ended June 30, 2016. The decrease was due principally to the reduction in management fees and lower incentive fees earned on Telos 1 and Telos 2, which were issued in 2006 and 2007 and are now past their reinvestment period and whose assets are declining. This decline was partially offset by the gain on extinguishment of an obligation to share future management fees.

While the market stabilized late in the first quarter of 2016, providing us with the opportunity to launch Telos 7, continued pressure remained on terms and conditions. As a result, at the time of the issuance of Telos 7, we retained all of the subordinated notes and certain of the assets in the warehouse. We have sold the majority of such retained assets at a net gain, and continue to hold the subordinated notes as of the end of the second quarter.

Expenses
Total expenses for the asset management segment were $1.3 million for the three months ended June 30, 2016, compared with $2.6 million for the three months ended June 30, 2015, which is driven by lower payroll expense for the three months ended June 30, 2016, reflective of the normalization of incentive compensation in the current period as compared to the prior year.

Total expenses for the asset management segment were $2.7 million for the six months ended June 30, 2016, compared with $3.6 million for the six months ended June 30, 2015, which is driven by lower payroll expense for the six months ended June 30, 2016, reflective of the normalization of incentive compensation in the current period as compared to the prior year.

Adjusted EBITDA

Asset management segment adjusted EBITDA was $1.1 million and $2.7 million for the three and six months ended June 30, 2016, respectively, compared to $0.2 million and $2.1 million for the comparable prior year periods. The increase was driven by the same factors discussed above under “Results”. See “Non-GAAP Financial Measures” below for a reconciliation to GAAP net income.

Net Income attributable to CLOs managed by the Company - for the Three and Six Months Ended June 30, 2016 and June 30, 2015

The Company earns revenues from CLOs under management, which comprise fees earned for managing the CLOs, distributions received from the Company’s holdings of subordinated notes issued by the CLOs and realized and unrealized gains and losses from the Company’s holdings of subordinated notes. The management fees earned from the CLOs described below are reported in the asset management segment, while the sum of distributions earned and gains and losses on the Company’s holdings of subordinated notes issued by the CLOs are reported as net income (loss) attributable to the consolidated CLOs in the Company’s corporate and other segment.

The table below shows the Company’s share of the results attributable to the CLOs, some of which are consolidated and some of which are not consolidated, which is a non-GAAP measure, for the three and six months ended June 30, 2016. Management believes this information is helpful for period-over-period comparative purposes.

($ in thousands)	Three Months Ended June 30,
	2016			2015
	Consolidated	Non consolidated(1)	Non-GAAP total	Consolidated(2)	Non consolidated(1)	Non-GAAP total
Management fees paid by the CLOs to the Company(3)	$757	$1,619	$2,376	$1,004	$1,748	$2,752
Distributions from the subordinated notes held by the Company	3,858	11	3,869	3,160	70	3,230
Realized and unrealized (losses) gains on subordinated notes held by the Company	297	61	358	(4,097)	31	(4,066)
Net (loss) income attributable to the CLOs	$4,912	$1,691	$6,603	$67	$1,849	$1,916

	Six Months Ended June 30,
	2016			2015
	Consolidated	Non consolidated(1)	Non-GAAP total	Consolidated(2)	Non consolidated(1)	Non-GAAP total
Management fees paid by the CLOs to the Company(3)	$1,426	$3,570	$4,996	$2,841	$2,732	$5,573
Distributions from the subordinated notes held by the Company	6,607	83	6,690	8,817	139	8,956
Realized and unrealized (losses) gains on subordinated notes held by the Company	(2,016)	(231)	(2,247)	(11,902)	31	(11,871)
Net (loss) income attributable to the CLOs	$6,017	$3,422	$9,439	$(244)	$2,902	$2,658

(1)
Represents amounts from Telos 1, Telos 2, Telos 3 and Telos 4, which have been deconsolidated for the period that we did not own the subordinated notes. See Note—(15) Assets and Liabilities of Consolidated CLOs, in the accompanying consolidated financial statements, regarding the deconsolidation of certain of our CLOs.

(2)
Includes losses of $4.5 million and $3.3 million from Telos 2 and Telos 4 for the three and six months ended June 30, 2015, respectively. Both were deconsolidated and sold in the second quarter of 2015.

(3)	Management fees to Telos are shown net of any management fee participation by Telos to others.

All comparisons reference the Non-GAAP total column in the table above. Including the net income from our deconsolidated CLOs, pre-tax income from the Company’s CLO business was $6.6 million for the three months ended June 30, 2016 compared with $1.9 million for the same period in 2015. The primary drivers of the year-over-year increase of $4.7 million were increased distributions of $0.6 million and lower realized and unrealized losses incurred on the Company’s holdings of subordinated notes of $4.4 million, which was only partially offset by the $0.4 million year-over-year reduction in management fees. This management fee reduction was due to the runoff of Telos 1 and Telos 2, which are past their reinvestment period, plus the impact of lower fees on later CLOs. The realized and unrealized losses in the three months ended June 30, 2016 were less than the same period in 2015 due to a recovery of the mark-to-market write-down taken on our CLO subordinated note holdings in the second half of 2015 and first quarter of 2016.

For the six months ended June 30, 2016, pre-tax income from the Company’s CLO business was $9.4 million compared to $2.7 million in the same period in 2015. The increases were driven by a reduction in losses of $9.6 million, partially offset by lower management fees and distributions of $0.6 million and $2.3 million, respectively. The decline in distributions is a result of lower overall subordinated note holdings and the reduction in the realized and unrealized losses was due to a slight recovery of the marked-to-market position in the 2016 period as compared to the marks taken throughout the 2015 period.

Corporate and Other segment - operating results for the Three and Six Months Ended June 30, 2016 and June 30, 2015

($ in thousands)	CLO subordinated notes and tax exempt securities		Credit investments		Corporate		Total
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015	2016	2015	2016	2015
Net realized and unrealized gains (losses)	$107	$(266)	$5,091	$189	$97	$(72)	$5,295	$(149)
Interest income	13	211	1,619	174	240	18	1,872	403
Other income	—	—	—	—	304	137	304	137
Total revenue	120	(55)	6,710	363	641	83	7,471	391

Interest expense	—	—	565	83	1,025	1,692	1,590	1,775
Payroll and employee commissions	58	76	—	—	2,983	2,623	3,041	2,699
Depreciation and amortization	—	—	—	—	62	32	62	32
Other expenses	66	57	1,749	215	4,396	1,367	6,211	1,639
Total expense	124	133	2,314	298	8,466	5,714	10,904	6,145
Distributions from the subordinated notes held by the Company	3,858	3,160	—	—	—	—	3,858	3,160
Realized and unrealized (losses) gains on subordinated notes held by the Company	308	(4,097)	—	—	—	—	308	(4,097)
Pre-tax income (loss)	$4,162	$(1,125)	$4,396	$65	$(7,825)	$(5,631)	$733	$(6,691)

	CLO subordinated notes and tax exempt securities		Credit investments		Corporate		Total
($ in thousands)	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015	2016	2015	2016	2015
Net realized and unrealized gains (losses)	$(1,317)	$86	$6,577	$189	$5,919	$(747)	$11,179	$(472)
Interest income	231	449	5,340	174	298	61	5,869	684
Other income	—	—	—	—	455	137	455	137
Total revenue	(1,086)	535	11,917	363	6,672	(549)	17,503	349

Interest expense	—	—	1,756	83	2,120	3,241	3,876	3,324
Payroll and employee commissions	113	109	—	—	5,602	4,031	5,715	4,140
Depreciation and amortization	—	—	—	—	124	32	124	32
Other expenses	138	116	2,923	215	9,105	4,142	12,166	4,473
Total expense	251	225	4,679	298	16,951	11,446	21,881	11,969
Distributions from the subordinated notes held by the Company	6,607	8,817		—	—	—	6,607	8,817
Realized and unrealized (losses) gains on subordinated notes held by the Company	(2,336)	(11,902)	—	—	—	—	(2,336)	(11,902)
Pre-tax income (loss)	$2,934	$(2,775)	$7,238	$65	$(10,279)	$(11,995)	$(107)	$(14,705)

The Company’s corporate and other segment incorporates revenues from the Company’s principal investments, which include CLO subordinated notes, tax exempt securities, income from the Company’s credit investment portfolio and net gains or losses from the Company’s corporate finance activity, including the interest rate and credit derivative risk mitigation transactions. Segment expenses include interest expense on the Fortress credit facility and head office payroll, professional fees and other expenses.

Corporate and Other Results

Pre-tax income for the corporate and other segment was $0.7 million for the three months ended June 30, 2016, compared with a loss of $6.7 million for the 2015 period, an increase of $7.4 million. The key drivers of year-over-year increase were $5.3 million in CLO subordinated notes performance, $4.3 million in Credit investments (including the Telos 7 warehouse, Telos Credit Opportunities fund and NPLs) and improvement in Corporate principal investments revenues of $0.6 million, partially offset by increases in Corporate expenses of $2.8 million related to payroll and professional services.

For the six months ended June 30, 2016, the Company recorded a loss of $0.1 million compared with a loss of $14.7 million for the 2015 period, an increase of $14.6 million. The key drivers of year-over-year increase were $5.7 million in CLO subordinated notes performance, $7.2 million in Credit investments and improvement in Corporate principal investments revenues of $7.2 million, partially offset by increases in Corporate expenses of $5.5 million related to payroll and professional services.

CLO subordinated notes and Tax exempt securities

The Company’s CLO subordinated notes portfolio consists of subordinated notes and related participations in management fees issued primarily by CLOs managed by the Company (“CLO holdings”). As of June 30, 2016 and June 30, 2015, the Company’s CLO holdings of subordinated notes and related participations, at fair value, were $50.0 million and $42.7 million respectively. The company’s tax-exempt securities portfolio was sold in March 2016 for $8.9 million in proceeds and a loss on sale of $1.0 million.

For the three months ended June 30, 2016, the Company earned pre-tax income of $4.2 million on its CLO holdings, which comprised net distributions received of $3.9 million and unrealized gains of $0.3 million. For the three months ended June 30, 2015, CLO holdings recorded pre-tax loss of $1.1 million, comprising primarily of $3.2 million cash distributions and $4.1 million of unrealized losses. The primary driver of the year-over-year increase was higher cash distributions and lower realized and unrealized losses incurred on the Company’s holdings of subordinated notes. The realized and unrealized losses in the three months ended June 30, 2016 were less than the same period in 2015 due to a recovery of the mark-to-market write-down taken on our CLO subordinated note holdings in the second half of 2015 and first quarter of 2016.

In the six months ended June 30, 2016, the Company earned pre-tax income of $2.9 million on these portfolios, compared with a loss of $2.8 million in the six months ended June 30, 2015, an increase of $5.7 million. The primary increases were driven by a reduction in losses on CLOs of $9.6 million, only partially offset by lower distributions $2.2 million. The decline in distributions is a result of lower overall subordinated note holdings for the six months ended June 30, 2015 and the reduction in the realized and unrealized losses was due to a partial recovery of the marked-to-market position in the 2016 period as compared to the marks taken throughout 2015. The CLO holdings earnings were partially offset by the sale of the remainder of the Company’s tax-exempt securities portfolio in March 2016 for $8.9 million in proceeds and a loss on sale of $1.0 million.

Credit investments

The Company’s credit investment portfolio comprises its loan warehouse, Credit Opportunity fund and investments in mortgage NPLs. The Company establishes loan warehouse credit facilities which are designed to hold loans until new CLOs are formed. The Company established a warehouse facility in the third quarter of 2015 to purchase loans in anticipation of the subsequent launch of Telos 7 CLO, which occurred on April 5, 2016. For the six months ended June 30, 2016, the Telos 7 warehouse assets earned $2.7 million of pre-tax income, comprised of $2.6 million of interest income, $1.1 million of gains, offset by $1.0 million of interest and other expenses. For the three months ended June 30, 2016, pre-tax earnings were $0.6 million, primarily from the loans which were excluded from the Telos 7 CLO.

The Company commenced its Credit Opportunities fund in the second quarter of 2015 with the purchase of a pool of loans of middle-market borrowers. The Company has leveraged its principal investment of $25.0 million with an asset based secured credit facility, whereby the Company may borrow up to $100 million. The Company bears the first loss on any defaults in the pool of loans. As of June 30, 2016, the Company had drawn $65.9 million of the facility. The Credit Opportunities fund earned $3.2 million of pre-tax income for the three months ended June 30, 2016, driven by $1.5 million interest income, $2.3 million realized and unrealized gains, which were partially offset by $0.6 million of interest and other expenses. For the six months ended June 30, 2016, pre-tax earnings were $4.0 million driven by $3.0 million interest income, $2.1 million realized and unrealized gains, partially offset by $1.1 million of interest and other expenses.

In the three months ended June 30, 2016, the Company purchased an additional $10.7 million of mortgage NPLs, bringing the total amount invested to $62.3 million. The mortgage loans were purchased at a discount to their unpaid principal balances and the estimated value of the underlying real estate. The goal of the strategy is to earn a return on the investment through a restructuring and subsequent reselling of the mortgage at a gain or through foreclosure on the property and selling the property at a gain. The Company began investing in NPLs in the second quarter of 2015 and expected to report minimal income through the first half of 2016, until realizations on sales of loans and/or real estate properties begin to occur in the second half of the year, as costs and expenses are typically recognized at the beginning of the overall investment period while profits are realized later. As of June 30, 2016, the fair value of the NPL portfolio and related REOs was $63.3 million. For the six months ended June 30, 2016, the Company reported $1.3 million of pre-tax earnings with unrealized gains and early realizations, partially offset by property level expenses and expenses related to establishing the strategy and purchasing the portfolio.

Corporate

Corporate revenues comprise net realized and unrealized gains and losses on the Company’s corporate investments and credit mitigation transactions. Expenses include interest expense on the Fortress credit facility and head office payroll, professional fees and other expenses.

For the three months ended June 30, 2016, revenue from Corporate investments was $0.6 million, compared with $0.1 million in the three months ended June 30, 2015. The increase was primarily the result of increased gains, interest income and dividend income on principal investments. Corporate interest expense was $1.0 million in the three months ended June 30, 2016, compared to $1.7 million in the prior year. This interest expense is primarily interest on borrowings under the Company’s credit agreement with Fortress, which average debt outstanding decreased year-over-year. In late-June 2016, the Company increased the outstanding borrowings from $45.0 to $59.5 million. Further details of the Company’s borrowings under the Fortress credit agreement are provided in Note (16)—Debt, net, in the accompanying consolidated financial statements.

Payroll expenses, which include salaries, bonuses and benefits of $3.0 million in the three months ended June 30, 2016, compared to $2.6 million in the three months ended June 30, 2015. Corporate payroll expense includes the expense of head office management, legal and accounting staff. Payroll expenses increased in the 2016 period as the Company expanded its staff as a result of our efforts to improve our reporting and controls infrastructure which was partially offset by lower accrued incentive compensation expense for the three months ended June 30, 2016 as compared to the prior year as a result of lower total Adjusted EBITDA period-over-period. Other expenses primarily consisted of professional fees, insurance, office rent and other office costs and travel expenses. Other expenses were $4.4 million in the three months ended June 30, 2016 as compared to $1.4 million in the prior year. Other expenses increased in the 2016 period as a result of increased audit and compliance expenses related to internal controls over financial reporting. The higher cost was driven by increased compliance costs associated with being an accelerated filer combined with incremental consulting spend to enhance our internal control infrastructure. Other corporate expenses, including audit and consulting fees, have expanded primarily as a result of implementing enhanced infrastructure and controls, which we contributed approximately $1.0 million of cost in the three months ended June 30, 2016.

For the six months ended June 30, 2016, revenue from Corporate investments was $6.7 million, compared with losses of $0.5 million in the six months ended June 30, 2015. The increase of $7.2 million was primarily the result of $5.9 million unrealized gains on investments in the 2016 period, compared with unrealized losses of $0.7 million in the prior year. The largest gain was $4.4 million realized upon the sale of Star Asia entities in April 2016 for $13.4 million proceeds. Interest and other income also increased from $0.2 million to $0.8 million from the prior year. Corporate interest expense was $2.1 million in the six months ended June 30, 2016, compared to $3.2 million in the six months ended June 30, 2015. This interest expense is primarily interest on borrowings under the Company’s credit agreement with Fortress. Further details of the Company’s borrowings under the Fortress credit agreement are provided in Note (16)—Debt, net, in the accompanying consolidated financial statements.

Payroll expenses, which include salaries, bonuses and benefits of $5.6 million in the six months ended June 30, 2016, compared to $4.0 million in the six months ended June 30, 2015. Corporate payroll expense includes the expense of head office management, legal and accounting staff. Payroll expenses increased in the 2016 period as the Company expanded its staff as a result of our efforts to improve our reporting and controls infrastructure. Other expenses were $9.1 million in the six months ended June 30, 2016 as compared to $4.1 million in the six months ended June 30, 2015. Other expenses increased in the 2016 period as a result of increased audit and compliance expenses related to internal controls over financial reporting. The higher cost was driven by increased compliance costs associated with being an accelerated filer combined with incremental consulting spend to remediate material weaknesses. Other corporate expenses, including audit and consulting fees, have expanded primarily as a result of implementing enhanced infrastructure and controls, which we contributed approximately $2.0 million of cost for the six months ended June 30, 2016.

Provision for income taxes

The total income tax expense of $4.0 million and benefit of $0.4 million for the three months ended June 30, 2016 and 2015, respectively, is reflected as a component of income (loss) from continuing operations. For the three months ended June 30, 2016, the Company’s effective tax rate (“ETR”) on income from continuing operations was equal to 36.4%, which bears a customary relationship to federal and state statutory income tax rates.
The total income tax expense of $1.6 million and benefit of $1.9 million for the six months ended June 30, 2016 and 2015, respectively, is reflected as a component of income (loss) from continuing operations. For the six months ended June 30, 2016, the Company’s ETR on income from continuing operations was equal to 9.8%, which does not bear a customary relationship to statutory income tax rates. The ETR for the six months ended June 30, 2016 is lower than the federal and state statutory income tax rates primarily due to $4.0 million of discrete tax benefits for the period, primarily related to the tax restructuring that resulted in a consolidated corporate tax group effective January 1, 2016. See Note—(1) Organization, in the accompanying consolidated financial statements.
The ETR on income from continuing operations for the six months ended June 30, 2016 before the tax restructuring benefit was 35.5%, such ETR is lower than the federal and state statutory income tax rates primarily due to non-controlling interests at certain subsidiaries, the release of valuation allowances on net operating losses at certain subsidiaries, offset by valuation allowances on net operating losses incurred by other subsidiaries and the impact of certain gains and losses treated discretely for the period.

Discontinued operations, net

The Company completed its sale of PFG during the second quarter of 2015. As such, there was no income from discontinued operations in the three and six months ended June 30, 2016 compared to $21.0 million and $23.3 million for the three and six months ended June 30, 2015, respectively. For further information relating to the sale of PFG see Note—(4) Dispositions, Assets Held for Sale & Discontinued Operations, in the accompanying consolidated financial statements.

Balance Sheet Information - as of June 30, 2016 compared to the year ended December 31, 2015

Tiptree’s total assets were $2.7 billion as of June 30, 2016, compared to $2.5 billion as of December 31, 2015. The $0.2 billion increase in assets is primarily attributable to acquisitions in our real estate segment, increases in loans at fair value, as well as increases in accounts premiums and re-insurance receivables at Fortegra, offset slightly by a reduction in cash and Mortgage loans held for sale.

Total stockholders’ equity of Tiptree was $287.5 million as of June 30, 2016 compared to $312.8 million as of December 31, 2015. The primary reason for the decrease in Tiptree’s stockholders’ equity was from the repurchase of approximately 16% of the Company’s outstanding Class A shares, and decreases related to dividends paid and stock purchased under the stock purchase plans described below in “Part II—Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.” These reductions were partially offset by increases from shares issuance for compensation, changes in non-controlling interests and net income.

On June 23, 2016, the Company repurchased 5,596,000 shares of Class A common stock of Tiptree for aggregate consideration of $36,374,000. The transaction is accretive to both book value per share in the current quarter and is expected to be accretive to earnings per share on a GAAP basis. The shares acquired will be held as treasury shares and will not be outstanding for accounting or voting purposes. As of June 30, 2016 there are 34,853,996 shares of Tiptree Class A common stock outstanding.

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

EBITDA and Adjusted EBITDA - Three and Six Months Ended June 30, 2016 and June 30, 2015.

Reconciliation from the Company’s GAAP net income to Non-GAAP financial measures - EBITDA and Adjusted EBITDA
($ in thousands, unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net (loss) income available to Class A common stockholders	$6,133	$14,962	$11,688	$13,983
Add: net (loss) income attributable to noncontrolling interests	888	4,832	2,747	3,792
Less: net income from discontinued operations	—	21,003		$23,348
(Loss) from Continuing Operations of the Company	$7,021	$(1,209)	$14,435	$(5,573)
Consolidated interest expense	6,451	6,194	12,931	11,323
Consolidated income taxes	4,025	(371)	1,586	(1,867)
Consolidated depreciation and amortization expense	7,085	11,359	$15,462	$26,823
EBITDA from Continuing Operations	$24,582	$15,973	$44,414	$30,706
Consolidated non-corporate and non-acquisition related interest expense(1)	(3,956)	(2,663)	(8,234)	(4,441)
Effects of Purchase Accounting (2)	(1,459)	(6,118)	(3,489)	(15,601)
Non-cash fair value adjustments (3)	—	—	1,416	—
Significant acquisition expenses (4)	—	—	383	1,349
Separation expenses (5)	(1,736)	—	(1,736)	—
Adjusted EBITDA from Continuing Operations of the Company	$17,431	$7,192	$32,754	$12,013

Income from Discontinued Operations of the Company	$—	$21,003	$—	$23,348
Consolidated interest expense	—	2,572	$—	$5,226
Consolidated income taxes	—	1,054	—	3,796
Consolidated depreciation and amortization expense	—	405	—	862
EBITDA from Discontinued Operations	$—	$25,034	$—	$33,232
Adjusted EBITDA from Discontinued Operations of the Company	$—	$25,034	$—	$33,232

Adjusted EBITDA of the Company	$17,431	$32,226	$32,754	$45,245

(1)
The consolidated non-corporate and non-acquisition related interest expense is subtracted from EBITDA to arrive at Adjusted EBITDA. This includes interest expense associated with asset-specific debt at subsidiaries in the insurance and insurance services, specialty finance, real estate and corporate and other segments.

(2)
Following the purchase accounting adjustments, current period expenses associated with deferred costs were more favorably stated and current period income associated with deferred revenues were less favorably stated. Thus, the purchase accounting effect related to Fortegra, increased EBITDA above what the historical basis of accounting would have generated. The impact of this purchase accounting adjustments have been reversed to reflect an adjusted EBITDA without such purchase accounting effect.

(3)	For Care, Adjusted EBITDA excludes the impact of the change of fair value of interest rate swaps hedging the debt at the property level to conform to our updated interest rate hedging policy.
(4)
For the six months ended June 30, 2016 and 2015, $0.4 million and $1.3 million of acquisition related costs, respectively, represent costs in connection with Care’s acquisition of properties which included taxes, legal costs and other expenses.

(5)	Consists of payments pursuant to a separation agreement, dated as of November 10, 2015.

Segment EBITDA and Adjusted EBITDA from continuing operations - Three Months Ended June 30, 2016 and June 30, 2015

($ in thousands)	Insurance and insurance services		Specialty finance		Real estate		Asset management		Corporate and other		Total
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Pre-tax income/(loss)	$8,078	$6,300	$2,312	$568	$(1,155)	$(1,969)	$1,078	$212	$733	$(6,691)	$11,046	$(1,580)
Add back:
Interest expense	1,531	1,775	1,235	834	2,095	1,810	—	—	1,590	1,775	6,451	6,194
Depreciation and amortization expenses	3,399	7,258	214	124	3,410	3,945	—	—	62	32	7,085	11,359
Segment EBITDA	$13,008	$15,333	$3,761	$1,526	$4,350	$3,786	$1,078	$212	$2,385	$(4,884)	$24,582	$15,973

EBITDA adjustments:
Asset-specific debt interest	(112)	—	(1,184)	(834)	(2,095)	(1,746)	—	—	(565)	(83)	(3,956)	(2,663)
Effects of purchase accounting	(1,459)	(6,118)	—	—	—	—	—	—	—	—	(1,459)	(6,118)
Non-cash fair value adjustments	—	—	—	—	—	—	—	—	—	—	—	—
Significant acquisition expenses	—	—	—	—	—	—	—	—	—	—	—	—
Separation expenses	—	—	—	—	—	—	—	—	(1,736)	—	(1,736)	—
Segment Adjusted EBITDA	$11,437	$9,215	$2,577	$692	$2,255	$2,040	$1,078	$212	$84	$(4,967)	$17,431	$7,192

Segment EBITDA and Adjusted EBITDA from continuing operations - Six Months Ended June 30, 2016 and June 30, 2015

($ in thousands)	Insurance and insurance services		Specialty finance		Real estate		Asset management		Corporate and other		Totals
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Pre-tax income/(loss)	$17,075	$10,326	$1,329	$1,003	$(5,014)	$(6,150)	$2,738	$2,086	$(107)	$(14,705)	$16,021	$(7,440)
Add back:
Interest expense	2,686	3,514	2,420	1,345	3,949	3,140	—	—	3,876	3,324	12,931	11,323
Depreciation and amortization expenses	7,382	19,212	416	246	7,540	7,333	—	—	124	32	15,462	26,823
Segment EBITDA	$27,143	$33,052	$4,165	$2,594	$6,475	$4,323	$2,738	$2,086	$3,893	$(11,349)	$44,414	$30,706

EBITDA adjustments:
Asset-specific debt interest	(211)	—	(2,318)	(1,345)	(3,949)	(3,013)	—	—	(1,756)	(83)	(8,234)	(4,441)
Effects of purchase accounting	(3,489)	(15,601)	—	—	—	—	—	—	—	—	(3,489)	(15,601)
Non-cash fair value adjustments	—	—	—	—	1,416	—	—	—	—	—	1,416	—
Significant acquisition expenses	—	—	—	—	383	1,349	—	—	—	—	383	1,349
Separation expenses	—	—	—	—	—	—	—	—	(1,736)	—	(1,736)	—
Segment Adjusted EBITDA	$23,443	$17,451	$1,847	$1,249	$4,325	$2,659	$2,738	$2,086	$401	$(11,432)	$32,754	$12,013

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

As of June 30, 2016, the Company had unrestricted cash of $56.2 million compared to $69.4 million at December 31, 2015, a net decrease of $13.2 million primarily driven by cash invested in corporate principal investments and operating activities.

Tiptree’s approach to debt is generally to use non-recourse (other than customary carveouts, including fraud and environmental liability), asset specific debt where possible that is amortized by cash flows from the underlying business or assets financed. The Company’s  mortgage businesses rely on short term uncommitted sources of financing as a part of their normal course of operations.  To date, the Company has been able to obtain and renew uncommitted warehouse credit facilities. If the Company were not able to obtain financing, then the Company may need to draw on other sources of liquidity to fund its mortgage business.  See Note—(16) Debt, net for additional information regarding these credit facilities.

The Company has a credit facility with Fortress to provide working capital. Loans under the Fortress credit agreement bear interest at LIBOR (with a minimum LIBOR rate of 1.25%), plus a margin of 6.50% per annum. The Company is required to make quarterly principal payments of $0.5 million, subject to adjustment based on the Net Leverage Ratio (as defined in the Fortress credit agreement) at the end of each fiscal quarter. All remaining principal, and any unpaid interest, under the Fortress credit agreement is payable on maturity at September 18, 2018. Operating Company’s outstanding debt under the Fortress credit agreement was $59.5 million as of June 30, 2016 compared to $45.5 million as December 31, 2015. On July 22, 2016 Telos COF I, a subsidiary of Telos Credit Opportunities Fund amended its existing credit agreement with Capital One, N.A. to increase the maximum size of the facility to $150 million and extend the maturity to July 22, 2021. See Note—(16) Debt, net for additional information of the debt of Tiptree and its subsidiaries.

Consolidated Comparison of Cash Flows

Summary Consolidated Statements of Cash Flows - Six Months Ended June 30, 2016 and June 30, 2015

($ in thousands)	Six months ended June 30,
	2016	2015
Net cash (used in) provided by:
Operating activities
Operating activities - continuing operations (excluding VIEs)	$(1,913)	$(19,314)
Operating activities - VIEs	(4,027)	11,642
Operating activities - discontinued operations	—	(6,198)
Total cash provided by (used in) operating activities	(5,940)	(13,870)

Investing activities
Investing activities - continuing operations (excluding VIEs)	(81,086)	(11,647)
Investing activities - VIEs	(98,436)	33,428
Investing activities - discontinued operations	—	11,866
Total cash provided by (used in) investing activities	(179,522)	33,647

Financing activities
Financing activities - continuing operations (excluding VIEs)	(49,800)	93,763
Financing activities - VIEs	222,043	8,573
Financing activities - discontinued operations	—	(5,000)
Total cash provided by (used in) financing activities	172,243	97,336

Net increase (decrease) in cash	$(13,219)	$117,113
The amounts associated with operating, investing and financing activities for the six months ended June 30, 2016 and 2015 from discontinued operations are presented as a component of the Company’s Consolidated Statements of Cash Flows.
Six Months Ended June 30, 2016
Operating Activities
Cash used in continuing operations (excluding VIEs) was $1.9 million for the six months ended June 30, 2016. The primary uses of cash from continuing operations were: increases in notes and accounts receivable and reinsurance receivables at Fortegra as written policies increased significantly, and decreases in deferred revenue and reinsurance payables at Fortegra. The primary sources of cash from continuing operations included mortgage sales outpacing originations, an increase in unearned premiums at Fortegra as a result of the credit protection and specialty products, and increase in revenues at Care as a result of increased investments in properties during the period.

Cash used in operating activities - VIEs was $4.0 million for the six months ended June 30, 2016. The primary uses of cash from operating activities - VIEs were due to the increases in accrued interest receivable on the loans.

Investing Activities

Cash used in investing activities from continuing operations (excluding VIEs) was $81.1 million for the six months ended June 30, 2016. The primary drivers included investments in NPLs and principal investments at Corporate, investments in real estate properties at Care and increase in loans at Siena.

Cash used in investing activities - VIEs was $98.4 million for the six months ended June 30, 2016. The primary driver of the cash used in investing activities - VIEs was purchases of loans in Telos 7 during the ramp up period as it converted from a warehouse to a CLO during the second quarter.

Financing Activities

Cash used in financing activities for continuing operations (excluding VIEs) was $49.8 million for the six months ended June 30, 2016. The primary drivers of the cash used included paydown of the Telos 7 warehouse debt and repurchases of common stock. The sources of cash were from borrowings at Care to fund its investments in real estate, borrowings at Siena to fund its loan growth, increase in debt at Fortegra for working capital, and an increase in borrowings at the Telos Credit Opportunities Fund to grow the loan portfolio.

Cash provided by financing activities - VIEs was $222.0 million for the six months ended June 30, 2016 driven primarily by the senior notes issued upon the conversion of Telos 7 from a warehouse to a CLO.

Six Months Ended June 30, 2015

Operating Activities

Cash used in continuing operations (excluding VIEs) was $19.3 million for the six months ended June 30, 2015. The primary uses of cash from continuing operations included increased balances in mortgage loans held for sale as a result of higher volume in our mortgage segment, and increases in deferred acquisition costs and reinsurance receivables at Fortegra. The primary sources of cash from continuing operations (excluding VIEs) included operating cash generated at Care, increases in unearned premiums, deferred revenue, reinsurance payables and policy liabilities at Fortegra.

Cash provided by operating activities - VIEs was $11.6 million for the six months ended June 30, 2015. The primary source of cash from operating activities - VIEs was the net gains on sale of loans in the CLOs.

Cash used in operating activities - discontinued operations was $6.2 million for the six months ended June 30, 2015. The primary driver of the cash used was a decrease in in future policy benefits payable.

Investing Activities

Cash used in investing activities from continuing operations (excluding VIEs) was $11.6 million for the six months ended June 30, 2015. The primary uses of cash from investing activities from continuing operations (excluding VIEs) included the acquisition of real estate properties at Care, purchases of loans in the Telos Credit Opportunities Fund, acquisition of NPLs and increases in outstanding loans at Siena. The cash provided by investing activities was primarily driven by the sale of PFG.

Cash provided by investing activities - VIEs was $33.4 million for the six months ended June 30, 2015. The primary driver of the use of cash in investing activities - VIEs was investments in new loans in the CLOs, more than offset by repayments and sales.

Cash used in investing activities - discontinued operations was $11.9 million for the six months ended June 30, 2015. The primary driver of cash provided from investing activities was the repayment of policy holder loans, partially offset by the purchases of available for sale debt securities.

Financing Activities

Cash provided by financing activities (excluding VIEs) was $93.8 million for the six months ended June 30, 2015. The primary sources of cash included increased borrowings at Siena to fund loan growth, borrowings on mortgage warehouse lines and increases in borrowings at Care to fund property acquisitions.

Cash provided by financing activities - VIEs was $8.6 million for the six months ended June 30, 2015. The primary driver of the sources of cash in financing activities - VIEs was a net increase in debt on the CLOs.

Cash used in financing activities - discontinued operations was $5.0 million for the six months ended June 30, 2015. The primary driver of the cash used was the repayment of debt outstanding.

Contractual Obligations

The table below summarizes Tiptree’s consolidated contractual obligations by period for payments that are due as of June 30, 2016:

($ in thousands)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Notes payable CLOs (1)	$—	$—	$—	$947,150	$947,150
Credit agreement/Revolving line of credit	63,687	67,500	220,657	—	351,844
Mortgage notes payable and related interest (2)	10,968	24,442	126,243	88,960	250,613
Trust Preferred Securities	—	—	—	35,000	35,000
Operating lease obligations (3)	5,249	8,288	5,151	1,318	20,006
Total	$79,904	$100,230	$352,051	$1,072,428	$1,604,613

(1)	Non-recourse CLO notes payable principal is payable at stated maturity, 2021 for Telos 1, 2022 for Telos 2, 2024 for Telos 3 and Telos 4, 2025 for Telos 5, 2027 for Telos 6 and 2025 for Telos 7.

(2)	See Note —(16) Debt, net, in the accompanying consolidated financial statements for additional information.

(3)
Minimum rental obligation for Tiptree, Care, MFCA, Siena, Reliance, Luxury and Fortegra office leases. The total rent expense for the Company for the six months ended June 30, 2016 and 2015 was $3.2 million and $2.4 million, respectively.

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

Recently Adopted and Issued Accounting Standards

For a discussion of recently adopted and issued accounting standards see the section “Recent Accounting Standards” in Note (2)—Summary of Significant Accounting Policies of the notes to the accompanying consolidated financial statements.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into various off-balance sheet arrangements including entering into derivative financial instruments and hedging transactions, operating leases and sponsoring and owning interests in consolidated and non-consolidated variable interest entities.

Further disclosure on our off-balance sheet arrangements as of June 30, 2016 is presented in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing as follows:

•	Note (14)—“Derivative Financial Instruments and Hedging”,

•	Note (15)—“Assets and Liabilities of Consolidated CLOs” and

•	Note (23)—“Commitments and Contingencies”.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Pursuant to Item 305(c) of Regulation S-K, we are not required to provide disclosures under this Item.

Item 4. Controls and Procedures

The Company’s management, with the participation of its Executive Chairman, Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of June 30, 2016. Based upon that evaluation, the Company’s Executive Chairman, Chief Executive Officer and Chief Financial Officer have concluded that, because the remediation measures designed to address the material weakness in the Company’s internal control over financial reporting described below have not yet been fully implemented or sufficiently tested, the Company’s disclosure controls and procedures were not effective as of June 30, 2016.

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

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the framework established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). If we identify any material weaknesses, the COSO Framework does not allow the Company to conclude that our internal control over financial reporting is effective.

As of June 30, 2016, the following material weaknesses in internal control over financial reporting that were reported as of December 31, 2015 still remain material weaknesses:

•
The Company did not design and operate effective process level controls to prevent or detect and correct material misstatements on a timely basis in financial statement accounts at its Care Managed Properties and at Luxury Mortgage Corp. (Luxury).

•
The Company did not have sufficient knowledgeable resources to operate the Company’s processes and controls at its Care Managed Properties and at Luxury. In addition, the Company failed to establish adequate monitoring activities over its Care Managed Properties and Luxury to ascertain whether the components of internal control were properly designed and operating effectively.

•
The Company did not design management review controls that operated at a sufficient level of precision over the accounting for and measurement of current and deferred income taxes related to the year-end income tax provision.

As of June 30, 2016, the material weaknesses in internal control over financial reporting specifically related to the design of management review controls for business combinations and the consolidated statement of cash flows as of December 31, 2015, were remediated during the second quarter of 2016, based on our assessment that the design, implementation, and testing of the respective controls were operating effectively.

Further, with respect to the material weakness reported as of December 31, 2015 related to the accounting for and measurement of current and deferred income taxes, the Company has remediated the process and controls over the interim period income tax accounting as of June 30, 2016 and will address the process and controls over the annual tax provision during the 2016 year-end financial statement reporting process.

Certain previously identified control deficiencies related to the process and controls over the annual tax provision during 2015 resulted in immaterial and material misstatements in income taxes. The material misstatement in income taxes was corrected prior to the issuance of the consolidated financial statements. Other control deficiencies resulted in no misstatements.

Plan for Remediation of Material Weaknesses

To remediate the material weaknesses in internal control over financial reporting described above which remain unremediated as of June 30, 2016, management, with oversight from the Audit Committee, has dedicated significant resources to improve the Company’s control environment through the following measures:

•
Reviewing and enhancing the efficiency and effectiveness of the design and operation of the processes and controls in place to measure and record transactions related to the Care Managed Properties and Luxury;

•	Enhancing monitoring activities and management review controls that operate over the Care Managed Properties and Luxury; and

•	Evaluating and enhancing the level of precision in management review controls over the year-end income tax provision.

The Company has begun to implement the measures described above; however until the remediated controls have been fully implemented for an adequate period of time and tested and concluded by management to be designed and operating effectively, the material weaknesses described above will continue to exist.

The Company is committed to achieving and maintaining a strong internal control environment and believes that these remediation efforts will result in significant improvements in its internal control over financial reporting. This commitment is accompanied by management’s on-going focus on processes and related controls to achieve accurate and reliable financial reporting. As we continue to evaluate and improve our internal control over financial reporting, management may execute additional measures to address potential control deficiencies or modify the remediation plan described above.

Changes in Internal Control over Financial Reporting

In addition to the measures described above that have effectively remediated the material weaknesses related to business combinations, the consolidated statement of cash flows, and the interim period income tax accounting effective June 30, 2016, the Company has taken the following additional measures during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•	Hired a Principal Accounting Officer with significant SEC reporting, finance and accounting experience in the financial services industry;

•	Augmented the level of finance resources at Luxury to enhance internal control documentation and designed and implemented robust management review controls; and

•
Implemented periodic audits over the Care Managed Properties to validate the accuracy of account balances with approximately half of the operating income of such properties substantially reviewed as of this filing date, and designed and implemented additional monitoring activities related to the Care Managed Properties which are focused on ensuring that process level controls are designed and operating effectively.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Tiptree’s Fortegra subsidiary is a defendant in Mullins v. Southern Financial Life Insurance Co., which was filed in February 2006, in the Pike Circuit Court, in the Commonwealth of Kentucky. A class was certified on June 25, 2010. At issue is the duration or term of coverage under certain policies. The action alleges violations of the Consumer Protection Act and certain insurance statutes, as well as common law fraud. The action seeks compensatory and punitive damages, attorney fees and interest. Plaintiffs filed a Motion for Sanctions on April 5, 2012 in connection with Fortegra's efforts to locate and gather certificates and other documents from Fortegra's agents. The court did not award sanctions and Fortegra has retained a special master to facilitate the collection of certificates and other documents from Fortegra's agents. In January 2015, the trial court issued an Order denying Fortegra’s motion to decertify the class, which was upheld on appeal. In June 2016, the court established a briefing schedule for Fortegra’s Motion for Summary Judgment, which was filed in June 2015. No trial or hearings are currently scheduled.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Recent Sales of Unregistered Securities
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity for the three months ended June 30, 2016 was as follows:

Period	Purchaser	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2016 to April 30, 2016: Open Market Purchases	Tiptree	19,981	$5.76	19,981	$—
	Michael Barnes	21,680	5.75	21,680	—
	Total	41,661	$5.76	41,661	$—

May 1, 2016 to May 31, 2016: Open Market Purchases	Tiptree	22,987	$5.72	22,987	$2,368,541
	Michael Barnes	22,728	5.71	22,728	2,370,241
	Total	45,715	$5.72	45,715	$4,738,782

June 1, 2016 to June 30, 2016: Open Market Purchases	Tiptree	23,800	$5.58	23,800	$2,235,746
	Michael Barnes	50,817	5.39	50,817	2,096,330
	Total	74,617	$5.49	74,617	$4,332,076

(1)
On April 13, 2016, Tiptree and Michael Barnes, Tiptree’s Executive Chairman, completed the prior share repurchase program and Rule 10b5-1 plan, respectively, which each had entered into on August 18, 2015. As such, no further purchases were made pursuant to such plans. On May 13, 2016, Tiptree engaged a broker in connection with a new share repurchase program for the repurchase of up to $2.5 million of its outstanding Class A common stock, plus block purchases of up to $10 million of its outstanding Class A common stock in the aggregate, at the discretion of Tiptree's Executive Committee. In addition, on the same date, Mr. Barnes entered into a Rule 10b5-1 plan pursuant to which he may, for his own account, purchase up to $2.5 million of Tiptree’s outstanding Class A common stock. Repurchases by Tiptree and purchases by Mr. Barnes will be made through a single broker and are anticipated to be allocated equally between Tiptree and Mr. Barnes (or to Tiptree in the case of trades that cannot be split evenly). The Company expects the share purchases to be made from time to time in the open market or through privately negotiated transactions, or otherwise, subject to applicable laws and regulations.

(2)
On June 23, 2016, Tiptree terminated the share repurchase program it had entered into on May 13, 2016. The Rule 10b5-1 stock purchase plan that Mr. Barnes entered into on May 13, 2016 remains in effect.

In addition to the share repurchase activity shown in the table above, on June 23, 2016, subsidiaries of Tiptree purchased 5,596,000 shares of Class A common stock of Tiptree for aggregate consideration of $36.4 million. The shares acquired by subsidiaries of Tiptree will be held as treasury shares and therefore will not be outstanding for accounting or voting purposes.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits, Financial Statement Schedules

EXHIBIT INDEX

Exhibit No.	Description
10.1
Stock Purchase Agreement, dated June 23, 2016, by and among Caroline Holdings LLC, Tiptree Financial Inc., New York Marine and General Insurance Company, Gotham Insurance Co., South West Marine & General Insurance Co. and ProSight Specialty Insurance Group, Inc. (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on June 23, 2016 and herein incorporated by reference).

10.2
Fourth Amendment to Credit Agreement, dated June 24, 2016, by and among Tiptree Operating Company, LLC, Fortress Credit Corp. as Administrative Agent, Collateral Agent and Lead Arranger, and the lenders party thereto (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on June 24, 2016 and herein incorporated by reference).

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

*
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets for June 30, 2016 and December 31, 2015, (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the period ended June 30, 2016, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Tiptree Financial Inc. has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Tiptree Financial Inc.

Date:	August 5, 2016	By:/s/ Michael Barnes
Michael Barnes
Executive Chairman

Date:	August 5, 2016	By:/s/ Jonathan Ilany
Jonathan Ilany
Chief Executive Officer

Date:	August 5, 2016	By:/s/ Sandra Bell
Sandra Bell
Chief Financial Officer