Form 10-Q
period 2016-09-30
TIPTREE FINANCIAL INC.
filed 2016-11-08
CIK 1393726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly period ended September 30, 2016
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
Large accelerated filer ☐                    Accelerated filer ☒
Non-accelerated filer ☐                    Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of November 7, 2016, there were 34,954,639 shares, par value $0.001, of the registrant’s Class A common stock outstanding (including 6,596,000 shares of Class A common stock held by subsidiaries of the registrant) and 8,049,029 shares, par value $0.001, of the registrant’s Class B common stock outstanding.

Tiptree Financial Inc.
Quarterly Report on Form 10-Q
September 30, 2016

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
“CLOs” means collateralized loan obligations.
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
“Luxury” means Luxury Mortgage Corp.
“Mariner” means Mariner Investment Group LLC.
“MFCA” means Muni Funding Company of America LLC.
“NPL” means nonperforming residential real estate mortgage loans.
“Operating Company” means Tiptree Operating Company, LLC.
“PFG” means Philadelphia Financial Group, Inc.
“Reliance” means Reliance First Capital, LLC.
“REO” means real estate owned.
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
“Tricadia” means Tricadia Holdings, L.P.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)

Item 1. Financial Statements (Unaudited)

	As of
	September 30, 2016	December 31, 2015
Assets	(Unaudited)
Cash and cash equivalents	$65,995	$69,400
Restricted cash	22,093	18,778
Securities, available for sale (amortized cost: $134,856 at September 30, 2016 and $185,046 at December 31, 2015)	137,195	184,703
Loans, at fair value (pledged as collateral: $159,645 at September 30, 2016 and $112,743 at December 31, 2015)	371,934	394,395
Loans owned, at amortized cost, net	96,696	52,531
Notes and accounts receivable, net	163,896	140,999
Reinsurance receivables	381,163	352,926
Deferred acquisition costs	60,150	57,858
Real estate, net	280,831	203,961
Goodwill and intangible assets, net	178,291	186,107
Other assets	112,843	104,500
Assets of consolidated CLOs	995,658	728,812
Total assets	$2,866,745	$2,494,970
Liabilities and Stockholders’ Equity
Liabilities
Debt, net	$774,095	$666,952
Unearned premiums	412,633	389,699
Policy liabilities and unpaid claims	101,913	80,663
Deferred revenue	56,716	63,081
Reinsurance payable	54,068	65,840
Commissions payable	9,240	14,866
Deferred tax liabilities, net	27,072	22,699
Other liabilities and accrued expenses	106,449	95,160
Liabilities of consolidated CLOs	943,218	698,316
Total liabilities	$2,485,404	$2,097,276
Commitments and contingencies (see Note 23)
Stockholders’ Equity
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued or outstanding	$—	$—
Common stock - Class A: $0.001 par value, 200,000,000 shares authorized, 34,947,239 and 34,899,833 shares issued and outstanding, respectively	35	35
Common stock - Class B: $0.001 par value, 50,000,000 shares authorized, 8,049,029 and 8,049,029 shares issued and outstanding, respectively	8	8
Additional paid-in capital	297,274	297,063
Accumulated other comprehensive income (loss), net of tax	1,031	(111)
Retained earnings	30,956	15,845
Class A common stock held by subsidiaries, 6,596,000 and 0 shares, respectively	(42,524)	—
Class B common stock held by subsidiaries, 8,049,029 and 0 shares, respectively	(8)	—
Total Tiptree Financial Inc. stockholders’ equity	286,772	312,840
Non-controlling interests (including $74,630 and $69,278 attributable to Tiptree Financial Partners, L.P., respectively)	94,569	84,854
Total stockholders’ equity	381,341	397,694
Total liabilities and stockholders’ equity	$2,866,745	$2,494,970

See accompanying notes to consolidated financial statements.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Net realized and unrealized gains (losses)	$7,902	$(3,492)	$21,460	$(3,128)
Interest income	6,782	5,853	20,632	12,180
Service and administrative fees	25,842	29,565	84,421	77,037
Ceding commissions	1,397	11,515	22,645	31,600
Earned premiums, net	47,609	43,884	138,516	120,944
Gain on sale of loans held for sale, net	20,045	14,859	48,412	21,531
Loan fee income	3,915	2,844	9,296	6,125
Rental revenue	14,529	11,165	40,764	31,725
Other income	6,100	4,675	13,533	12,945
Total revenues	134,121	120,868	399,679	310,959

Expenses:
Interest expense	7,839	6,329	20,770	17,652
Payroll and employee commissions	38,767	30,156	102,175	73,926
Commission expense	24,032	30,891	91,906	71,346
Member benefit claims	5,967	7,955	17,334	23,774
Net losses and loss adjustment expense	19,914	14,948	55,102	40,324
Professional fees	7,114	5,521	21,816	13,820
Depreciation and amortization	6,437	10,034	21,899	36,857
Acquisition and transaction costs	248	—	631	1,349
Other expenses	16,285	15,391	50,524	39,464
Total expenses	126,603	121,225	382,157	318,512

Results of consolidated CLOs:
Income attributable to consolidated CLOs	12,556	3,092	34,713	20,685
Expenses attributable to consolidated CLOs	8,524	6,294	24,664	24,131
Net income (loss) attributable to consolidated CLOs	4,032	(3,202)	10,049	(3,446)
Income (loss) before taxes from continuing operations	11,550	(3,559)	27,571	(10,999)
Less: provision (benefit) for income taxes	3,712	2,829	5,298	962
Income (loss) from continuing operations	7,838	(6,388)	22,273	(11,961)

Discontinued operations:
Income from discontinued operations, net	—	—	—	6,999
Gain on sale of discontinued operations, net	—	—	—	16,349
Discontinued operations, net	—	—	—	23,348
Net income (loss) before non-controlling interests	7,838	(6,388)	22,273	11,387
Less: net income (loss) attributable to non-controlling interests - Tiptree Financial Partners, L.P.	1,362	(1,661)	4,660	2,214
Less: net income (loss) attributable to non-controlling interests - Other	571	(174)	20	(257)
Net income (loss) attributable to Tiptree Financial Inc. Class A common stockholders	$5,905	$(4,553)	$17,593	$9,430

Net income (loss) per Class A common share:
Basic, continuing operations, net	$0.20	$(0.13)	$0.53	$(0.25)
Basic, discontinued operations, net	—	—	—	0.54
Basic earnings per share	0.20	(0.13)	0.53	0.29

Diluted, continuing operations, net	0.19	(0.13)	0.53	(0.25)
Diluted, discontinued operations, net	—	—	—	0.54
Diluted earnings per share	$0.19	$(0.13)	$0.53	$0.29

Weighted average number of Class A common shares:
Basic	29,143,470	33,848,463	32,845,124	32,597,774
Diluted	37,230,650	33,848,463	32,912,516	32,597,774
See accompanying notes to consolidated financial statements.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net income (loss) before non-controlling interests	$7,838	$(6,388)	$22,273	$11,387

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	(553)	1,153	3,779	508
Related tax (expense) benefit	198	(405)	(1,331)	(182)
Reclassification of (gains) losses included in net income	(960)	56	(1,100)	97
Related tax expense (benefit)	336	(20)	385	(34)
Unrealized gains (losses) on available-for-sale securities, net of tax	(979)	784	1,733	389

Interest rate swaps (cash flow hedges):
Unrealized gains (losses) on interest rate swaps	156	(167)	(515)	(456)
Related tax (expense) benefit	(46)	57	158	158
Reclassification of (gains) losses included in net income	172	284	(56)	848
Related tax expense (benefit)	(54)	(99)	30	(296)
Unrealized (losses) gains on interest rate swaps from cash flow hedges, net of tax	228	75	(383)	254

Other comprehensive income (loss), net of tax	(751)	859	1,350	643
Comprehensive income	7,087	(5,529)	23,623	12,030
Less: Comprehensive income (loss) attributable to non-controlling interests - Tiptree Financial Partners, L.P.	1,214	(1,661)	4,897	2,214
Less: Comprehensive income (loss) attributable to non-controlling interests - Other	604	(174)	(9)	(257)
Comprehensive income attributable to Tiptree Financial Inc. Class A common stockholders	$5,269	$(3,694)	$18,735	$10,073

See accompanying notes to consolidated financial statements.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands, except shares)

	Number of Shares		Par Value		Additional paid in capital	Accumulated other comprehensive income (loss)	Retained earnings	Common Stock held by subsidiaries				Total stockholders’ equity to Tiptree Financial Inc.	Non-controlling interests - Tiptree Financial Partners, L.P.	Non-controlling interests - Other	Total stockholders' equity
	Class A	Class B	Class A	Class B				Class A Shares	Class A Amount	Class B Shares	Class B Amount
Balance at December 31, 2015	34,899,833	8,049,029	$35	$8	$297,063	$(111)	$15,845	—	$—	—	$—	$312,840	$69,278	$15,576	$397,694
Stock-based compensation to directors and employees	189,896	—	—	—	1,810	—	—	—	—	—	—	1,810	—	—	1,810
Shares issued to settle contingent consideration	72,868	—	—	—	377	—	—	—	—	—	—	377	—	—	377
Other comprehensive income, net of tax	—	—	—	—	—	1,142	—	—	—	—	—	1,142	237	(29)	1,350
Non-controlling interest contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	6,163	6,163
Non-controlling interest distributions	—	—	—	—	—	—	—	—	—	—	—	—	(603)	(1,456)	(2,059)
Shares retired under stock purchase plan	(215,358)	—	—	—	(1,230)	—	—	—	—	—	—	(1,230)	—	—	(1,230)
Shares acquired by subsidiaries	—	—	—	—	—	—	—	(6,596,000)	(42,524)	(8,049,029)	(8)	(42,532)	—	—	(42,532)
Net changes in non-controlling interest	—	—	—	—	(746)	—	—	—	—	—	—	(746)	1,058	(335)	(23)
Dividends declared	—	—	—	—	—	—	(2,482)	—	—	—	—	(2,482)	—	—	(2,482)
Net income (loss)	—	—	—	—	—	—	17,593	—	—	—	—	17,593	4,660	20	22,273
Balance at September 30, 2016	34,947,239	8,049,029	$35	$8	$297,274	$1,031	$30,956	(6,596,000)	$(42,524)	(8,049,029)	$(8)	$286,772	$74,630	$19,939	$381,341

See accompanying notes to consolidated financial statements.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2016	2015

Operating activities:
Net income (loss) available to common stockholders	$17,593	$9,430
Net income (loss) attributable to non-controlling interests - Tiptree Financial Partners, L.P.	4,660	2,214
Net income (loss) attributable to non-controlling interests - Other	20	(257)
Net income (loss)	22,273	11,387
Discontinued operations, net	—	(23,348)
Adjustments to reconcile net income to net cash provided by (used in) operating activities from continuing operations:
Net realized and unrealized (gains) losses	(21,460)	3,128
Net unrealized loss (gain) on interest rate swaps	1,233	—
Change in fair value of contingent consideration	(262)	—
Non cash compensation expense	1,696	348
Amortization/accretion of premiums and discounts	1,094	1,922
Depreciation and amortization expense	21,899	36,857
Provision for doubtful accounts	1,321	413
Amortization of deferred financing costs	1,326	1,016
(Gain) loss on sale of loans held for sale	(48,412)	(21,531)
Deferred tax expense (benefit)	(327)	(24,056)
Changes in operating assets and liabilities:
Mortgage loans originated for sale	(1,258,931)	(792,512)
Proceeds from the sale of mortgage loans originated for sale	1,261,617	794,013
(Increase) decrease in notes and accounts receivable	(16,964)	(29,506)
(Increase) decrease in reinsurance receivables	(28,237)	(67,573)
(Increase) decrease in deferred acquisition costs	(2,292)	(44,666)
(Increase) decrease in other assets	(2,223)	(4,462)
Increase (decrease) in unearned premiums	22,934	69,001
Increase (decrease) in policy liabilities and unpaid claims	21,250	11,805
Increase (decrease) in deferred revenue	(6,810)	20,171
Increase (decrease) in reinsurance payable	(11,772)	43,960
Increase (decrease) in commissions payable	(5,626)	(4,160)
Increase (decrease) in other liabilities and accrued expenses	18,125	10,488
Operating activities from consolidated CLOs	(3,505)	18,213
Net cash provided by (used in) operating activities - continuing operations	(32,053)	10,908
Net cash provided by (used in) operating activities - discontinued operations	—	(6,198)
Net cash provided by (used in) operating activities	(32,053)	4,710

Investing Activities:
Purchases of investments	(174,381)	(287,522)
Proceeds from sales and maturities of investments	159,308	48,172
(Increase) decrease in loans owned, at amortized cost, net	(44,640)	(21,516)
Purchases of real estate capital expenditures	(4,372)	(1,814)
Purchases of corporate fixed assets	(991)	(2,838)
Proceeds from the sale of subsidiaries	—	142,837
Proceeds from notes receivable	25,658	24,221
Issuance of notes receivable	(32,437)	(25,734)
(Increase) decrease in restricted cash	(3,315)	(4,628)
Business and asset acquisitions, net of cash and deposits	(81,183)	(78,057)
Distributions from equity method investments	—	2,275
Investing activities from consolidated CLOs	(96,834)	33,449
Net cash provided by (used in) investing activities - continuing operations	(253,187)	(171,155)
Net cash provided by (used in) investing activities from discontinued operations	—	11,866
Net cash provided by (used in) investing activities	(253,187)	(159,289)

F-6                    (continued)

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
(in thousands)

	Nine Months Ended September 30,
	2016	2015
Financing Activities:
Dividends paid	(2,482)	(2,442)
Non-controlling interest contributions	3,050	2,244
Non-controlling interest distributions	(2,059)	(4,584)
Change in non-controlling interest	—	(3,000)
Payment of debt issuance costs	(2,508)	(1,865)
Proceeds from borrowings and mortgage notes payable	1,477,446	1,041,686
Principal paydowns of borrowings and mortgage notes payable	(1,368,585)	(832,369)
Repurchases of common stock	(43,754)	(2,914)
Financing activities from consolidated CLOs	220,727	8,573
Net cash provided by (used in) financing activities - continuing operations	281,835	205,329
Net cash provided by (used in) financing activities - discontinued operations	—	(5,000)
Net cash provided by (used in) financing activities	281,835	200,329
Net increase (decrease) in cash and cash equivalents	(3,405)	45,750
Cash and cash equivalents – beginning of period - continuing operations	69,400	52,987
Cash and cash equivalents of continuing operations – end of period	$65,995	$98,737

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Acquired real estate properties through, or in lieu of, foreclosure of the related loan	$10,288	$817

See accompanying notes to consolidated financial statements.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016
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

As of January 1, 2016, Tiptree directly owns approximately 81% of TFP with the remaining 19% held by non-controlling shareholders through their interests in TFP. TFP directly owns 100% of Operating Company. All of Tiptree’s Class B common stock is owned by TFP and is accounted for as treasury stock. Tiptree’s Class B common stock has voting but no economic rights. The limited partners of TFP (other than Tiptree itself) had the ability to exchange TFP partnership units for Tiptree Class A common stock at a rate of 2.798 shares of Class A common stock per partnership unit. For every Class A common stock exchanged in this manner, a share of Class B common stock is canceled. The percentage of TFP (and therefore Operating Company) owned by Tiptree may increase in the future to the extent TFP’s limited partners choose to exchange their limited partnership units of TFP for Class A common stock of Tiptree. Changes in Tiptree’s ownership of TFP will be accounted for as equity transactions, which increase Tiptree’s ownership of TFP and reduce non-controlling interest in TFP without changing total stockholders’ equity of Tiptree.

(2) Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements of Tiptree have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and include the accounts of the Company and its controlled subsidiaries. The consolidated financial statements are presented in U.S. dollars, the main operating currency of the Company. The unaudited consolidated financial statements presented herein should be read in conjunction with the annual audited financial statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2015. In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, including normal recurring adjustments necessary to present fairly the Company’s financial position, results of operations, comprehensive income and cash flows for each of the interim periods presented. The results of operations for the three months and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the full year ending on December 31, 2016.

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

The Company’s Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 have been revised for immaterial corrections and errors related to the presentation of our activities from Discontinued Operations and business acquisitions. These corrections resulted in a decrease in cash provided by operating activities of approximately $2,000, an increase in cash provided by investing activities of approximately $2,000, and an adjustment of approximately $28,400 to reflect cash of a disposed business and investing activities. Such changes had no impact on the ending cash balance as of September 30, 2015. In addition, certain prior period amounts have been reclassified to conform to the current year presentation.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016
(in thousands, except share data)

See “Item 4. Controls and Procedures” for actions the Company has taken to remediate certain material weaknesses as of September 30, 2016, and to enhance its control infrastructure as a result.

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
September 30, 2016
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

Fair Value Option

In addition to the financial instruments the Company is required to measure at fair value, the Company has elected to make an irrevocable election to utilize fair value as the initial and subsequent measurement attribute for certain eligible financial assets and liabilities. Unrealized gains and losses on items for which the fair value option has been elected are reported in Net realized and unrealized gains (losses) within the Consolidated Statements of Operations. The decision to elect the fair value option is determined on an instrument-by-instrument basis and must be applied to an entire instrument and is irrevocable once elected. Assets and liabilities measured at fair value pursuant to this guidance are reported separately in our Consolidated Balance Sheets from those instruments using another accounting method.

Recent Accounting Standards

Recently Adopted Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. These amendments change the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. In addition, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information. ASU 2014-08 is effective for the first quarter of 2015 for the Company. The effects of applying the revised guidance will vary based upon the nature and size of future disposal transactions. It is expected that fewer disposal transactions will meet the new criteria to be reported as discontinued operations. The adoption of ASU 2014-08 did not have an impact upon the Company's consolidated financial position, results of operations and cash flows.

In June 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments when the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period shall be treated as a performance condition. The adoption of this standard did not have an impact upon its Consolidated Balance Sheets, results of operations or cash flows.

In January 2015, the FASB issued ASU 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The pronouncement eliminates the concept of extraordinary items from GAAP. However, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. ASU 2015-01 will be effective for the annual and interim periods beginning after December 15, 2015 with early adoption permitted. The adoption of this standard did not have an impact upon the Company’s Consolidated Balance Sheets, results of operations or cash flows.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability and consistent with debt discounts. ASU 2015-03 requires retrospective adoption and was effective for the Company on January 1, 2016. Accordingly “Debt, net” is reported net of deferred financing costs as of September 30, 2016 and December 31, 2015, respectively, in the Consolidated Balance Sheets. See Note—(16) Debt, net.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016
(in thousands, except share data)

In April 2015, the FASB issued ASU 2015-05, Intangibles -Goodwill and Other -Internal-Use Software (Subtopic 350-40) which will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement by providing guidance as to whether an arrangement includes the sale or license of software.  The adoption of this standard did not have an impact upon the Company’s Consolidated Balance Sheets, results of operations and cash flows.

In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), which eliminates the requirement for entities to categorize within the fair value hierarchy investments for which fair values are measured at net asset value (NAV) per share (FASB ASC Subtopic 820-10). ASU 2015-07 also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the NAV per share practical expedient, instead limiting disclosures to investments for which the entity has elected the expedient. ASU 2015-07 was effective for the Company on January 1, 2016 and retrospective adoption is required. The adoption of this standard did not have an impact upon the Company’s Consolidated Balance Sheets, results of operations or cash flows.

In June 2015, the FASB issued ASU 2015-10, Technical Corrections and Improvements, which covers a wide range of Topics in the Codification. The amendments in ASU 2015-10 represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost on most entities. Amendments with transition guidance were effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. All other amendments are effective upon the ASU’s issuance (June 12, 2015). The adoption of this standard did not have a material impact upon the Company’s Consolidated Balance Sheets, results of operations or cash flows.

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

On July 9, 2015, the FASB decided to delay the effective date of ASU 2014-09 by one year. This standard was originally effective for the Company on January 1, 2017. Reporting entities may choose to adopt the standard as of the original effective date. The deferral results in ASU 2014-09 being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is currently evaluating the effect upon its financial statements.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which makes targeted improvements to the recognition, measurement, presentation and disclosure of certain financial instruments. ASU 2016-01 focuses primarily on the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for certain financial instruments. Among its provisions for public business entities, ASU 2016-01 eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost, requires the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires the separate presentation in other comprehensive income of the change in fair value of a liability due to instrument-specific credit risk for a liability for which the reporting entity has elected the fair value option, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) and clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016
(in thousands, except share data)

on available-for-sale debt securities. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early application is permitted for a limited number of provisions. The Company is currently evaluating the effect upon its financial statements.

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
September 30, 2016
(in thousands, except share data)

requirements for the amendments in this Update are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by Update 2014-09). The Company is currently evaluating the effect upon its financial statements.

In May 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting which  rescinds SEC paragraphs pursuant to the SEC Staff Announcement, “Rescission of Certain SEC Staff Observer Comments upon Adoption of Topic 606,” and the SEC Staff Announcement, “Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or Equity,” announced at the March 3, 2016 Emerging Issues Task Force (EITF) meeting.  The Company believes that that the adoption of this standard will not have an impact upon the Company’s Consolidated Balance Sheets, results of operations or cash flows.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments which addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (COLIs) (including bank-owned life insurance policies (BOLIs)); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is permitted, including the adoption in an interim period. The amendments in this Update should be applied using a retrospective transition method to each period presented. The Company is currently evaluating the effect upon its financial statements.

(3) Acquisitions

Acquisitions during the nine months ended September 30, 2016
Real Estate
Managed Properties
During the nine months ended September 30, 2016, Care and affiliates of Care’s partners entered into agreements to acquire and operate three senior housing communities for total consideration of $84,605 (which includes deposits of $125 paid in the fourth quarter of 2015) of which $59,817 was financed through mortgage debt issued in connection with the acquisitions, $4,778

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016
(in thousands, except share data)

was financed by contributions from the affiliates of Care’s partners, and the remainder was paid with cash on hand. Affiliates of Care’s partners provide management services to the communities under management contracts.

The primary reason for the Company’s acquisition of the senior housing communities is to expand its real estate operations. For the period from acquisition until September 30, 2016, revenue and the net loss in the aggregate for the three managed properties acquired were $7,247 and $1,899, respectively.

On June 30, 2016, the Company finalized the determination of the fair value of the assets acquired and the liabilities assumed for acquisitions completed in the first quarter of 2016. The adjustments to the provisional amounts recorded in the prior quarter was an increase of $540 to Real estate, net with an offsetting decrease of $540 to Intangible assets, net related to in-place leases. Additionally, the change to the provisional amounts resulted in a decrease in depreciation and amortization of $213, of which $80 relates to the previous quarter, recorded in the three months ended June 30, 2016.

The following table summarizes the consideration paid and the amounts of the final determination, as described above, for transactions completed in the first quarter of 2016 and provisional determination for the transaction completed in the quarter ended September 30, 2016, of the fair value of the assets acquired and the liabilities assumed for the acquisitions completed during the nine months ended September 30, 2016:

2016 Acquisitions
Real Estate
Consideration:
Cash	$81,492
Non-cash non-controlling interests contributions	3,113
Fair value of total consideration	$84,605

Acquisition costs	$612

Recognized amounts of identifiable assets acquired and liabilities assumed:
Assets:
Cash and cash equivalents	$184
Real estate, net	78,195
Intangible assets, net	6,430
Other assets	248

Liabilities:
Deferred revenue	(290)
Other liabilities and accrued expenses	(162)
Total identifiable net assets assumed	$84,605

The following table shows the values recorded by the Company, as of the acquisition date, for finite-lived intangible assets and their estimated amortization period:

Intangible Assets	Weighted Average Amortization Period (in Years)	Real Estate
In-place Lease	1.6	$6,430

Supplemental pro forma results of operations have not been presented for the above 2016 business acquisitions as they are not material in relation to the Company’s reported results.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016
(in thousands, except share data)

Acquisitions during the nine months ended September 30, 2015

Specialty Finance

On July 1, 2015, the Company completed the acquisition of Reliance First Capital, LLC (Reliance) for total consideration of $24,441 which was comprised of cash of $10,281, a total of 1,625,000 shares of its Class A common stock (market value of $11,960 at the time of issuance), and an earn-out to issue additional shares valued at $2,200 in exchange for 100% ownership. The primary reason for the Company’s acquisition of Reliance is to expand its mortgage origination operations. The results of Reliance, from its closing date, are included in the Company’s specialty finance segment and was considered an acquisition of a business in accordance with ASC 805.

For the period from acquisition until September 30, 2015, revenue and net income were $11,252 and $551, respectively.

Real Estate

Managed Properties

During the nine months ended September 30, 2015, the Company and one of Care’s partners entered into agreements to acquire and operate five senior housing communities for total consideration of $29,251 (which includes deposits of $587 paid in the fourth quarter of 2014), of which $19,943 was financed through mortgage debt issued in connection with the acquisitions, $1,861 was financed by a contribution of cash from the partner, and the remainder was paid with cash on hand. Affiliates of the partner provide management services to the communities under a management contract.

Triple Net Lease Properties

During the nine months ended September 30, 2015, the Company acquired the assets of six seniors housing communities for total consideration of $54,536 (which includes deposits of $1,490 paid in the fourth quarter of 2014), of which $39,500 was financed through mortgage debt issued in connection with the acquisitions, and the remainder was paid with cash on hand.

The primary reason for the Company’s acquisition of the senior housing communities was to expand its real estate operations. For the period from acquisition until September 30, 2015, revenue and the net loss in aggregate for the properties acquired were $8,378 and $2,577, respectively.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016
(in thousands, except share data)

The following table summarizes the consideration paid and the final determination of amounts of fair value of the assets acquired and the liabilities assumed for the acquisitions completed during the nine months ended September 30, 2015:

	2015 Acquisitions
	Specialty Finance	Real Estate	Total
Total consideration:
Cash	$10,281	$83,787	$94,068
Common stock	11,960	—	11,960
Contingent consideration	2,200	—	2,200
Fair value of total consideration	$24,441	$83,787	$108,228

Acquisition costs	$223	$1,567	$1,790

Recognized amounts of identifiable assets acquired and liabilities assumed:
Assets:
Cash and cash equivalents	$13,934	$—	$13,934
Restricted cash	919	—	919
Mortgage loans held for sale, at fair value	59,308	—	59,308
Accounts and premiums receivable, net	2,369	—	2,369
Real estate, net	—	76,003	76,003
Goodwill	1,708	—	1,708
Intangible assets, net	1,440	8,800	10,240
Deferred tax assets	150	—	150
Other assets	3,712	92	3,804

Liabilities:
Fair value of debt assumed	(52,836)	—	(52,836)
Deferred revenue	—	(589)	(589)
Other liabilities and accrued expenses	(6,263)	(519)	(6,782)
Total identifiable net assets assumed	$24,441	$83,787	$108,228

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
September 30, 2016
(in thousands, except share data)

(4) Dispositions, Assets Held for Sale and Discontinued Operations

The Company classified its Philadelphia Financial Group (PFG) subsidiary as held for sale as of December 31, 2014. At the time of such classification, the pending sale of PFG also met the requirements to be classified as a discontinued operation. The sale of PFG was completed on June 30, 2015.

As a result, the Company has reclassified the income and expenses attributable to PFG to income from discontinued operations, net for the nine months ended September 30, 2015.

The following table represents detail of revenues and expenses of discontinued operations in the Consolidated Statements of Operations for the nine months ended September 30, 2015:

Nine Months Ended September 30, 2015
Revenues:
Net realized gain	$151
Interest income	2,215
Separate account fees	12,706
Service and administrative fees	25,385
Other income	2
Total revenues	40,459
Expenses:
Interest expense	5,226
Payroll expense	9,086
Professional fees	770
Change in future policy benefits	2,077
Mortality expenses	5,688
Commission expense	1,723
Depreciation and amortization	862
Other expenses	4,232
Total expenses	29,664
Less: provision for income taxes	3,796
Income from discontinued operations, net	$6,999
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

Descriptions of each of the reportable segments are as follows:

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016
(in thousands, except share data)

Insurance and Insurance Services operations are conducted through Fortegra, a specialty insurance company that offers a wide array of consumer related protection products, including credit-related insurance, mobile device protection, and warranty and service contracts. Fortegra also provides third party administration services to insurance companies, retailers, automobile dealers, insurance brokers and agents and financial services companies.
Specialty Finance operations are conducted through Siena Capital Finance LLC (Siena), which commenced operations in April 2013, and the Company’s mortgage businesses which consist of Luxury, which was acquired in January 2014, and Reliance, which was acquired in July 2015. The Company’s mortgage origination business originated loans for sale to institutional investors, including GSEs, FHA/VA, prime jumbo and super jumbo mortgages, through both retail and wholesale channels and through a call center model, primarily focused on re-financings. Segment results incorporate the revenues and expenses of these subsidiaries since they commenced operations or were acquired. Siena’s business consists of structuring asset-based loan facilities across diversified industries which include manufacturing, distribution, wholesale, and service companies.
Real Estate operations are conducted through Care LLC (Care), a wholly-owned subsidiary of Tiptree which has a geographically diverse portfolio of seniors housing properties including senior apartments, assisted living, independent living, memory care and skilled nursing facilities in the U.S.
Asset Management operations are primarily conducted through Telos Asset Management’s (Telos) management of CLOs. Telos is a subsidiary of Tiptree Asset Management Company, LLC (TAMCO), an SEC-registered investment advisor owned by the Company.
Corporate and other operations consist of the Company’s principal investments and corporate expenses.

The tables below present the components of revenue, expense, pre-tax income (loss), and segment assets for each of the operating segments for the following periods:

	Three Months Ended September 30, 2016
	Insurance and insurance services	Specialty finance	Real estate	Asset management	Corporate and other	Total
Total revenue	$79,106	$29,013	$15,695	$3,838	$6,469	$134,121
Total expense	71,081	24,832	16,168	2,255	12,267	126,603
Net income attributable to consolidated CLOs	—	—	—	720	3,312	4,032
Pre-tax income (loss)	$8,025	$4,181	$(473)	$2,303	$(2,486)	$11,550
Less: Provision (benefit) for income taxes						3,712
Net income before non-controlling interests						$7,838
Less: net income attributable to non-controlling interests from continuing operations and discontinued operations						1,933
Net income (loss) attributable to Tiptree Financial Inc. Class A common stockholders						$5,905

	Three Months Ended September 30, 2015
	Insurance and insurance services	Specialty finance	Real estate	Asset management	Corporate and other	Total
Total revenue	$87,991	$19,348	$11,560	$1,981	$(12)	$120,868
Total expense	77,868	18,097	14,172	1,670	9,418	121,225
Net income attributable to consolidated CLOs	—	—	—	652	(3,854)	(3,202)
Pre-tax income (loss)	$10,123	$1,251	$(2,612)	$963	$(13,284)	$(3,559)
Less: Provision (benefit) for income taxes						2,829
Net (loss) before non-controlling interests						$(6,388)
Less: net income attributable to non-controlling interests from continuing operations and discontinued operations						(1,835)
Net income (loss) attributable to Tiptree Financial Inc. Class A common stockholders						$(4,553)

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016
(in thousands, except share data)

	Nine Months Ended September 30, 2016
	Insurance and insurance services	Specialty finance	Real estate	Asset management	Corporate and other	Total
Total revenue	$256,208	$67,790	$44,204	$7,505	$23,972	$399,679
Total expense	231,108	62,280	49,691	4,930	34,148	382,157
Net income attributable to consolidated CLOs	—	—	—	2,466	7,583	10,049
Pre-tax income (loss)	$25,100	$5,510	$(5,487)	$5,041	$(2,593)	$27,571
Less: provision for income taxes						5,298
Net income before non-controlling interests						$22,273
Less: net income attributable to non-controlling interests from continuing operations and discontinued operations						4,680
Net income (loss) attributable to Tiptree Financial Inc. Class A common stockholders						$17,593

	Nine Months Ended September 30, 2015
	Insurance and insurance services	Specialty finance	Real estate	Asset management		Corporate and other		Total
Total revenue	$238,891	$33,583	$33,334	$4,814		$337		$310,959
Total expense	218,442	31,329	42,096	5,258	(1)	21,387	(1)	318,512
Net income (loss) attributable to consolidated CLOs	—	—	—	3,493		(6,939)		(3,446)
Pre-tax income (loss)	$20,449	$2,254	$(8,762)	$3,049		$(27,989)		$(10,999)
Less: (benefit) for income taxes								962
Discontinued operations								23,348
Net income before non-controlling interests								$11,387
Less: net income attributable to non-controlling interests from continuing operations and discontinued operations								1,957
Net income (loss) attributable to Tiptree Financial Inc. Class A common stockholders								$9,430

(1)	Bonus of $3,615 was reclassified from Corporate and other to Asset management to conform to the current period presentation.

The following table presents the segment assets for the following periods:
	Insurance and insurance services	Specialty finance	Real estate	Asset management	Corporate and other	Total
Segment Assets as of September 30, 2016
Segment assets	$1,002,987	$305,010	$308,949	$3,819	$250,322	$1,871,087
Assets of consolidated CLOs						995,658
Total assets						$2,866,745

Segment Assets as of December 31, 2015
Segment assets	$929,054	$208,201	$230,546	$1,820	$396,537	$1,766,158
Assets of consolidated CLOs						728,812
Total assets						$2,494,970

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016
(in thousands, except share data)

(6) Securities, Available for Sale

All of the Company’s investments in available for sale securities as of September 30, 2016 and December 31, 2015 are held by Fortegra. The following tables present the Company's investments in available for sale securities:

	As of September 30, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$7,652	$152	$(2)	$7,802
Obligations of state and political subdivisions	56,979	1,140	(48)	58,071
Corporate securities	65,783	1,019	(36)	66,766
Asset backed securities	1,459	54	—	1,513
Certificates of deposit	893	—	—	893
Equity securities	817	25	(2)	840
Obligations of foreign governments	1,273	37	—	1,310
Total	$134,856	$2,427	$(88)	$137,195

	As of December 31, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$53,274	$83	$(221)	$53,136
Obligations of state and political subdivisions	51,942	466	(73)	52,335
Corporate securities	68,400	89	(651)	67,838
Asset backed securities	1,525	4	—	1,529
Certificates of deposit	893	—	—	893
Equity securities	6,081	106	(79)	6,108
Obligations of foreign governments	2,931	—	(67)	2,864
Total	$185,046	$748	$(1,091)	$184,703

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016
(in thousands, except share data)

The following tables summarize the gross unrealized losses on available for sale securities in an unrealized loss position:

	As of September 30, 2016
	Less Than or Equal to One Year			More Than One Year
	Fair value	Gross unrealized losses	# of Securities	Fair value	Gross unrealized losses	# of Securities
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$526	$(1)	13	$33	$(1)	7
Obligations of state and political subdivisions	14,962	(48)	60	—	—	—
Corporate securities	11,163	(34)	139	86	(2)	4
Equity securities	—	—	—	19	(2)	2
Total	$26,651	$(83)	212	$138	$(5)	13

	As of December 31, 2015
	Less Than or Equal to One Year			More Than One Year
	Fair value	Gross unrealized losses	# of Securities	Fair value	Gross unrealized losses	# of Securities
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$35,588	$(221)	146	$—	$—	—
Obligations of state and political subdivisions	18,500	(59)	45	400	(14)	2
Corporate securities	56,373	(634)	302	267	(17)	6
Equity securities	1,998	(79)	8	—	—	—
Obligations of foreign governments	2,863	(67)	18	—	—	—
Total	$115,322	$(1,060)	519	$667	$(31)	8
The Company does not intend to sell the investments that were in an unrealized loss position at September 30, 2016, and management believes that it is more likely than not that the Company will be able to hold these securities until full recovery of their amortized cost basis for fixed maturity securities or cost for equity securities. The unrealized losses were attributable to changes in interest rates and not credit-related issues. As of September 30, 2016, based on the Company's review, none of the fixed maturity or equity securities were deemed to be other-than-temporarily impaired based on the Company's analysis of the securities and its intent to hold the securities until recovery. There have been no other-than-temporary impairments recorded by the Company for the three and nine months ended September 30, 2016.

The amortized cost and fair values of investments in debt securities, by contractual maturity date, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Excluded from this table are equity securities since they have no contractual maturity.

	As of
	September 30, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$18,247	$18,240	$20,347	$20,319
Due after one year through five years	64,291	64,959	76,967	76,578
Due after five years through ten years	45,947	47,449	56,133	56,240
Due after ten years	4,095	4,194	23,993	23,929
Asset backed securities	1,459	1,513	1,525	1,529
Total	$134,039	$136,355	$178,965	$178,595

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016
(in thousands, except share data)

The following table presents additional information on the Company’s available for sale securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Purchases of available for sale securities	$12,799	$33,324	$22,477	$61,697

Proceeds from maturities, calls and prepayments of available for sale securities	$4,483	$12,187	$26,086	$28,592

Gains (losses) realized on maturities, calls and prepayments of available for sale securities	$(14)	$(56)	$83	$(60)

Gross proceeds from sales of available for sale securities	$35,069	$9,105	$45,928	$10,838

Gains (losses) realized on sales of available for sale securities	$974	$—	$1,016	$4

(7) Investment in Loans

The following table presents the Company’s loans, measured at fair value and amortized cost:

	As of
	September 30, 2016	December 31, 2015
Loans, at fair value
Corporate loans	$151,997	$233,861
Mortgage loans held for sale	166,503	120,836
Non-performing and re-performing residential mortgage loans	52,024	38,289
Other loans receivable	1,410	1,409
Total loans, at fair value	$371,934	$394,395

Loans owned at amortized cost, net
Asset backed loans and other loans, net	97,633	52,994
Less: Allowance for loan losses	937	463
Total loans owned, at amortized cost, net	$96,696	$52,531

Net deferred loan origination fees included in asset backed loans	$3,854	$3,520

Loans, at fair value

Corporate Loans

Corporate loans primarily include syndicated leveraged loans held by the Company as principal investments, which consist of $151,997 in loans as of September 30, 2016.  As of September 30, 2016, the unpaid principal balance on these loans was $154,492.

As of September 30, 2016, the difference between fair value of the Corporate loans and the unpaid principal balance was $(2,495).

Mortgage Loans Held for Sale

Mortgage loans held for sale that have been pledged as collateral totaled $159,645 at September 30, 2016 and $112,743 at December 31, 2015. As of September 30, 2016, the fair value of mortgage loans exceeded the unpaid principal balance of $160,527 by $5,976. The unpaid principal balance and fair value of mortgage loans held for sale that are 90 days or more past due were $142 and $66, respectively, as of September 30, 2016. The unpaid principal balance and fair value of mortgage loans held for sale that are 90 days or more past due were $142 and $82, respectively, as of December 31, 2015. The Company discontinues accruing interest on all loans that are 90 days or more past due.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016
(in thousands, except share data)

Non-performing and Re-performing Residential Mortgage Loans (NPLs)

As of September 30, 2016, the Company’s investments included $52,024 of non-performing and re-performing residential mortgage loans collateralized by real estate of which the unpaid principal balance was $77,568.  Non-performing loans are loans that are greater than 60 days delinquent on obligated payments of principal and interest. Re-performing loans are loans less than 60 days delinquent or performing on a workout plan with a minimum of two contractual payments received in a three month period. As of September 30, 2016, the difference between the fair value of the NPLs and the unpaid principal balance was $(25,544).

When NPLs enter into a foreclosure process or similar proceeding, we become owner of the property and the fair value of these assets at the time of transfer are estimated using BPOs, and if the property meets held-of-sale criteria, it is initially recorded at fair value less costs to sell as its new cost basis. Subsequently, the property is carried at (i) the fair value of the asset minus the estimated costs to sell the asset or (ii) the cost of the asset, whichever is lower. Included in other assets as of September 30, 2016 are $10,233 of foreclosed residential real estate property.

Loans Owned at amortized cost, net

Asset backed loans
As of September 30, 2016 and December 31, 2015, the Company held $95,996 and $51,831 of loans receivable, net, attributable to Siena. Siena structures asset-based loan facilities in the $1,000 to $25,000 range for small to mid-sized companies. Collateral for asset-backed loan receivables, as of September 30, 2016 and December 31, 2015, consisted primarily of inventory, equipment and accounts receivable. Management reviews collateral for these loans on at least a monthly basis or more frequently if a draw is requested and Management has determined that no impairment existed as of September 30, 2016. As of September 30, 2016, there were no delinquencies in the Siena portfolio and all loans were classified as performing.

(8) Fair Value of Financial Instruments

The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs to the extent possible to measure a financial instrument’s fair value. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability, and are affected by the type of product, whether the product is traded on an active exchange or in the secondary market, as well as current market conditions. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Fair value is estimated by applying the hierarchy discussed in Note—(2) Summary of Significant Accounting Policies, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized within Level 3 of the fair value hierarchy.

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
September 30, 2016
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

Derivative Assets and Liabilities: Derivatives are comprised of credit default swaps (CDS), index credit default swaps (CDX), interest rate lock commitments (IRLC), to be announced mortgage backed securities (TBA) and interest rate swaps (IRS). The fair value of these instruments is based upon valuation pricing models, which represent the amount the Company would expect to receive or pay at the balance sheet date to exit the position. In general, the fair value of CDSs and CDXs are based on dealer quotes. Because significant inputs, other than unadjusted quoted prices in active markets are used to determine the dealer quotes, such as price volatility, the Company classifies them as Level 2 in the fair value hierarchy. The fair value of IRS is based upon either valuation pricing models, which represent the amount the Company would expect to pay at the balance sheet date if the contracts were exited, or by obtaining broker or counterparty quotes. Because there are observable inputs used to arrive at these prices, the Company has classified IRS within Level 2 of the fair value hierarchy. Our mortgage origination subsidiaries issue IRLCs to its customers, which are carried at estimated fair value on the Company’s Consolidated Balance Sheet. The estimated fair values of these commitments are generally calculated by reference to the value of the underlying loan associated with the IRLC net of costs to produce and an expected fall out assumption. The fair values of these commitments generally result in a Level 3 classification. Our mortgage origination subsidiaries manage their exposure by entering into forward delivery commitments with loan investors. For loans not locked with investors under a forward delivery commitment, the Company enters into hedge instruments, primarily TBAs, to protect against movements in interest rates. The fair values of TBA mortgage backed securities generally result in a Level 2 classification.

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
September 30, 2016
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

Nonperforming loans and REO: The Company determines the purchase price for NPLs at the time of acquisition and for each subsequent valuation by using a discounted cash flow valuation model and considering alternate loan resolution probabilities, including modification, liquidation, or conversion to REO. The significant unobservable inputs used in the fair value measurement of our NPLs are discount rates, loan resolution timeline, and the value of underlying properties. Observable inputs to the model include loan amounts, payment history, and property types. Our NPLs are on nonaccrual status at the time of purchase as it is probable that principal or interest is not fully collectible. NPLs are included in loans, at fair value and fall under Level 3 of the fair value hierarchy.

NPLs that have become REOs were measured at fair value on a non-recurring basis during the nine months ended September 30, 2016 (the Company did not have investments in REO status in prior year period). The carrying value of REOs at September 30, 2016 was $10,233. Upon conversion to REO, the fair value is estimated using broker price opinion (BPO). BPOs are subject to judgments of a particular broker formed by visiting a property, assessing general home values in an area, reviewing comparable listings, and reviewing comparable completed sales. These judgments may vary among brokers and may fluctuate over time based on housing market activities and the influx of additional comparable listings and sales. REO is included in Other Assets.

The following tables present the Company’s fair value hierarchies for financial assets and liabilities, including the balances associated with the consolidated CLOs, measured on a recurring basis:

	As of September 30, 2016
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value
Assets:
Trading assets:
Equity securities	$44,669	$—	$—	$44,669
CLO	—	—	1,660	1,660
Total trading securities	44,669	—	1,660	46,329

Derivative assets:
Interest rate lock commitments	—	—	5,560	5,560
TBA – mortgage backed securities	—	153	—	153
Credit derivatives	—	12,106	—	12,106
Total derivative assets	—	12,259	5,560	17,819

Total trading assets (included in other assets)	44,669	12,259	7,220	64,148

Available for sale securities:
Equity securities	792	—	48	840
U.S. Treasury securities and U.S. government agencies	—	7,802	—	7,802
Obligations of state and political subdivisions	—	58,071	—	58,071
Obligations of foreign governments	—	1,310	—	1,310
Certificates of deposit	893	—	—	893
Asset backed securities	—	1,513	—	1,513
Corporate bonds	—	66,766	—	66,766
Total available for sale securities	1,685	135,462	48	137,195

Investments in loans, at fair value:

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016
(in thousands, except share data)

	As of September 30, 2016
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value
Corporate loans	—	20,950	131,047	151,997
Mortgage loans held for sale	—	166,503	—	166,503
Non-performing loans	—	—	52,024	52,024
Other loans receivable	—	126	1,284	1,410
Total investments in loans, at fair value	—	187,579	184,355	371,934

Total financial instruments attributable to Non-CLOs included in consolidated assets	46,354	335,300	191,623	573,277

Financial instruments included in assets of consolidated CLOs:
Investments in loans, at fair value	—	241,125	693,697	934,822
Total financial instruments included in assets of consolidated CLOs	—	241,125	693,697	934,822

Total	$46,354	$576,425	$885,320	$1,508,099

Liabilities:
Trading liabilities:
U.S. Treasury securities	$—	$—	$—	$—
Total trading securities	—	—	—	—

Derivative liabilities:
Interest rate swaps	—	3,116	—	3,116
TBA-mortgage backed securities	—	855	—	855
Total derivative liabilities	—	3,971	—	3,971

Total trading liabilities (included in other liabilities)	—	3,971	—	3,971

Contingent consideration payable	—	—	575	575

Preferred notes payable	—	—	1,284	1,284

Total financial instruments attributable to Non-CLOs included in consolidated liabilities	—	3,971	1,859	5,830

Financial instruments included in liabilities of consolidated CLOs:
Notes payable of CLOs	—	—	927,982	927,982
Total financial instruments included in liabilities of consolidated CLOs	—	—	927,982	927,982

Total	$—	$3,971	$929,841	$933,812

	As of December 31, 2015
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value
Assets:
Trading assets:
Equity securities	$3,786	$—	$8,941	$12,727
Tax exempt securities	—	1,732	8,314	10,046
CLO	—	—	1,768	1,768

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016
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
September 30, 2016
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
The following table represents additional information about assets that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value for the following periods:

	Nine Months Ended September 30,
	2016		2015
	Non-CLO assets	CLO assets	Non-CLO assets	CLO assets	Assets held for sale
Balance at January 1,	$239,944	$520,892	$11,577	$576,811	$3,771,458
Net realized gains (losses)	17,185	534	11,469	698	—
Net unrealized gains (losses)	7,623	15,067	677	(4,306)	—
Purchases	38,053	77,373	37,234	13,625	141,292
Sales	(55,786)	(78,206)	(1,437)	(63,214)	(3,967,798)
Issuances	1,400	1,436	2	550	—
Transfer into Level 3 (1)	86,170	118,718	71,547	136,806	—
Transfer adjustments (out of) Level 3 (1)	(28,572)	(66,215)	(12,354)	(152,636)	—
Adoption of ASU 2015-02	—	—	—	(328,411)	—
Attributable to policyowner	—	—	—	—	55,048
Conversion to real estate owned and mortgage held for sale	(10,296)	—	(817)	—	—
Warehouse transfer to CLO	(104,098)	104,098	—	—	—
Balance at September 30,	$191,623	$693,697	$117,898	$179,923	$—

Changes in unrealized gains (losses) included in earnings related to assets still held at period end	$2,123	$10,372	$162	$(1,020)	$—

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
September 30, 2016
(in thousands, except share data)

The following table represents additional information about liabilities that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value for the following periods:

	Nine Months Ended September 30,
	2016		2015
	Non-CLO Liabilities	CLO Liabilities	Non-CLO Liabilities	CLO Liabilities
Balance at January 1,	$2,498	$683,827	$2,802	$1,785,207
Net unrealized gains (losses)	(262)	23,169	—	19,681
Purchases	—	—	—	—
Sales	—	—	—	—
Issuances	—	222,303	—	(41,272)
Settlements	(377)	—	—	—
Dispositions	—	(1,317)	—	(31,155)
Adoption of ASU 2015-02	—	—	—	(1,032,913)
Balance at September 30,	$1,859	$927,982	$2,802	$699,548

Changes in unrealized (losses) gains included in earnings related to liabilities still held at period end	$(262)	$23,169	$—	$7,248

The following is quantitative information about Level 3 significant unobservable inputs used in fair valuation. Disclosure of this information is not required in circumstances where a valuation (unadjusted) is obtained from a third-party pricing service and the information regarding the unobservable inputs is not readily available to the Company.

	Fair Value as of				Actual or Range (Weighted average)
Assets (1)	September 30, 2016	December 31, 2015	Valuation Technique	Unobservable input(s)	September 30, 2016	December 31, 2015
Tax exempt security	$—	$121	Discounted cash flow	Short term cash flows	N/A	0.0%
Tax exempt security	—	8,193	Market yield analysis	Yield to maturity	N/A	6.50%
Interest rate lock commitments	5,560	3,384	Internal model	Pull through rate	45% - 95%	55% - 95%
Forward delivery contracts	—	11	Internal model	Pull through rate	N/A	80% - 100%
NPLs	52,024	38,289	Discounted cash flow	See table below (2)	See table below	See table below
Total	$57,584	$49,998

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

The following table sets forth quantitative information about the significant unobservable inputs used to measure the fair value of our NPLs as of the following periods:

	As of September 30, 2016			As of December 31, 2015
Unobservable inputs	High	Low	Average(1)	High	Low	Average(1)
Discount rate	30.0%	16.0%	22.5%	30.0%	15.1%	22.0%
Loan resolution time-line (Years)	2.15	0.45	1.08	2.7	0.6	1.2
Value of underlying properties	$1,250	$32	$220	$1,375	$40	$224
Holding costs	18.8%	5.2%	9.5%	24.6%	5.5%	9.6%
Liquidation costs	25.0%	8.2%	10.6%	21.8%	7.5%	10.5%

(1)	Weighted based on value of underlying properties.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016
(in thousands, except share data)

	Fair Value as of				Actual or Range (Weighted average)
Liabilities (1)	September 30, 2016	December 31, 2015	Valuation Technique	Unobservable input(s)	September 30, 2016	December 31, 2015
Contingent consideration payable - Reliance	$523	$900	Internal model	Forecast EBITDA	$1,369 - $3,812	$1,326 - $3,517
				Book value growth rate	5.0%	5.0%
				Asset volatility	1.1% - 21.4%	2.4% - 20.1%
Contingent consideration payable - Luxury	52	36	Internal model	Projected cash available for distribution	$854 - $1,281	$828 - $1,281
Preferred notes payable	1,284	1,562	Internal model	Discount rate	13.96%	12.0%
Total	$1,859	$2,498

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

The following table presents the carrying amounts and estimated fair values of financial assets and liabilities that are not recorded at fair value on a recurring or non-recurring basis and their respective levels within the fair value hierarchy:

	As of September 30, 2016			As of December 31, 2015
	Level within Fair Value Hierarchy	Fair Value	Carrying Value	Level within Fair Value Hierarchy	Fair Value	Carrying Value
Assets:
Notes receivable, net	2	$26,353	$27,665	2	$20,250	$21,696
Total Assets		$26,353	$27,665		$20,250	$21,696

Liabilities:
Debt, net	3	$785,091	$780,671	3	$672,096	$671,648
Total Liabilities		$785,091	$780,671		$672,096	$671,648

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

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016
(in thousands, except share data)

(9) Notes and Accounts Receivable, net

The following table summarizes the total Notes and Accounts receivable, net:

	As of
	September 30, 2016	December 31, 2015
Notes receivable, net	$27,665	$21,696
Accounts and premiums receivable, net	44,700	57,056
Other receivables	91,531	62,247
Total	$163,896	$140,999

Notes Receivable, net

Real estate

Care owns a 75% interest in a Managed Property. In connection therewith, subsidiaries of Care received notes from affiliates of the 25% partner. The cost basis of these notes at September 30, 2016 and December 31, 2015 was approximately $3,862 and $3,807, respectively. As of September 30, 2016, all of these notes were performing.
Insurance and insurance services

As of September 30, 2016 and December 31, 2015, Fortegra held $23,803 and $17,889 in notes receivable, net, respectively. The majority of these notes totaling $19,262 and $12,216 at September 30, 2016 and December 31, 2015, respectively, consist of receivables from Fortegra’s premium financing program. A total of $529 was for notes receivable under its Pay us Later Program, which allows customers to finance the purchase of electronic mobile devices and/ or the costs of the protection programs on these devices. The remaining $4,012 and $4,191 represents unsecured notes receivable issued to various business partners in order to solidify relationships and grow its business. The Company has established an allowance for uncollectible amounts against its notes receivable of $1,509 and $885 as of September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016 and December 31, 2015, there were $1,900 and $1,553 in balances classified as 90 days plus past due, respectively.

Accounts and premiums receivable, net and Other receivables
Accounts and premiums receivable, net and other receivables are primarily trade receivables from the insurance and insurance services segment that are carried at their approximate fair value. The company has established a valuation allowance against its accounts and premiums receivable of $213 and $165 as of September 30, 2016 and December 31, 2015, respectively.
(10) Reinsurance Receivables

The following table presents the effect of reinsurance on premiums written and earned by Fortegra for the following period:

	Three Months Ended September 30,				Nine Months Ended September 30,
Premiums	2016		2015		2016		2015
	Written	Earned	Written	Earned	Written	Earned	Written	Earned
Direct and assumed	$181,411	$174,297	$190,747	$155,481	$540,247	$517,313	$502,118	$433,117
Ceded	(125,399)	(126,688)	(137,242)	(111,597)	(387,871)	(378,797)	(370,415)	(312,173)
Net	$56,012	$47,609	$53,505	$43,884	$152,376	$138,516	$131,703	$120,944

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016
(in thousands, except share data)

The following table presents the effect of reinsurance on losses and loss adjustment expenses incurred by Fortegra for the following period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Direct and assumed	$76,894	$46,872	$208,804	$126,914
Ceded	(56,980)	(31,924)	(153,702)	(86,590)
Net losses and loss adjustment expense	$19,914	$14,948	$55,102	$40,324

The following table presents the components of the reinsurance receivables:

	As of
	September 30, 2016	December 31, 2015
Prepaid reinsurance premiums:
Life (1)	$63,948	$61,919
Accident and health (1)	53,880	54,357
Property	186,659	180,236
Total	304,487	296,512

Ceded claim reserves:
Life	2,899	2,664
Accident and health	9,987	8,889
Property	47,476	30,911
Total ceded claim reserves recoverable	60,362	42,464
Other reinsurance settlements recoverable	16,314	13,950
Reinsurance receivables	$381,163	$352,926

(1)	Including policyholder account balances ceded.

The following table presents the aggregate amount included in reinsurance receivables that is comprised of the three largest receivable balances from unrelated reinsurers:

As of
September 30, 2016
Total of the three largest receivable balances from unrelated reinsurers	$167,472

At September 30, 2016, the three unrelated reinsurers from whom Fortegra has the largest receivable balances were: London Life International Reinsurance Corporation (A. M. Best Rating: Not rated); MFI Insurance Company, LTD (A. M. Best Rating: Not rated) and Frandicso Property and Casualty Insurance Corporation (A. M. Best Rating: Not rated). The related receivables of London Life International Reinsurance Corporation and MFI Insurance Company, LTD are collateralized by assets held in trust accounts and letters of credit due to their offshore relationships. At September 30, 2016, the Company does not believe there is a risk of loss due to the concentration of credit risk in the reinsurance program given the collateralization.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016
(in thousands, except share data)

(11) Real Estate, net

The following table contains information regarding the Company’s investment in real estate as of the following periods:

	As of September 30, 2016
	Land	Buildings and equipment	Accumulated depreciation	Total
Triple net lease properties	$12,173	$77,891	$(5,916)	$84,148
Managed properties	16,016	189,122	(9,625)	195,513
Other real estate (1)	—	1,170	—	1,170
Total	$28,189	$268,183	$(15,541)	$280,831

	As of December 31, 2015
	Land	Buildings and equipment	Accumulated depreciation	Total
Triple net lease properties	$12,173	$77,161	$(4,118)	$85,216
Managed properties	9,905	113,396	(5,842)	117,459
Other real estate (1)	—	1,675	(389)	1,286
Total	$22,078	$192,232	$(10,349)	$203,961

(1)
Represents a single family residential property located in Connecticut that is being rented through the Company's subsidiary, Luxury. As of September 30, 2016, this property has been classified as held for sale and is carried at fair value less cost to sell.

Future Minimum Rental Revenue

The following table presents the future minimum annual rental revenue under the noncancelable terms of all operating leases as of:

September 30, 2016
Remainder of 2016	$1,801
2017	7,232
2018	7,335
2019	7,441
2020	7,550
Thereafter	37,833
Total	$69,192

The schedule of minimum future rental revenue excludes residential lease agreements, generally having terms of one year or less. Rental revenues from residential leases were $12,685 and $9,459 for the three months ended September 30, 2016 and 2015, respectively. Rental revenues from residential leases were $35,231 and $27,179 for the nine months ended September 30, 2016 and 2015, respectively.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016
(in thousands, except share data)

(12) Goodwill and Intangible Assets, net

The following table presents identifiable intangible assets, accumulated amortization, and goodwill by segment:

	As of September 30, 2016				As of December 31, 2015
	Insurance and insurance services	Real estate	Specialty finance	Total	Insurance and insurance services	Real estate	Specialty finance	Total
Customer relationships	$50,500	$—	$—	$50,500	$50,500	$—	$—	$50,500
Accumulated amortization	(3,553)	—	—	(3,553)	(1,200)	—	—	(1,200)
Trade names	6,500	—	800	7,300	6,500	—	800	7,300
Accumulated amortization	(1,306)	—	(100)	(1,406)	(771)	—	(40)	(811)
Software licensing	8,500	—	640	9,140	8,500	—	640	9,140
Accumulated amortization	(3,117)	—	(114)	(3,231)	(1,842)	—	(46)	(1,888)
Insurance policies and contracts acquired	36,500	—	—	36,500	36,500	—	—	36,500
Accumulated amortization	(33,455)	—	—	(33,455)	(28,510)	—	—	(28,510)
Insurance licensing agreements(1)	13,000	—	—	13,000	13,000	—	—	13,000
Leases in place	—	29,834	—	29,834	—	23,404	—	23,404
Accumulated amortization	—	(19,105)	—	(19,105)	—	(14,095)	—	(14,095)
Intangible assets, net	73,569	10,729	1,226	85,524	82,677	9,309	1,354	93,340
Goodwill	89,854	—	2,913	92,767	89,854	—	2,913	92,767
Total	$163,423	$10,729	$4,139	$178,291	$172,531	$9,309	$4,267	$186,107

(1)	Represents intangible assets with an indefinite useful life. Impairment tests are performed at least annually on these assets.

Amortization expense on intangible assets was $3,702 and $7,922 for the three months ended September 30, 2016 and 2015, respectively, and $14,246 and $31,319 for the nine months ended September 30, 2016 and 2015, respectively. The Company conducts annual impairment tests of its goodwill as of December 31. For the three and nine months ended September 30, 2016, no impairment was recorded on the Company’s goodwill or intangibles. As of December 31, 2015, the Company recorded an impairment of $699 associated with Luxury within the Specialty Finance segment as a result of qualitative and quantitative procedures associated with our annual impairment testing.

The following table presents the amortization expense on intangible assets for the next five years by relevant segment:

	As of September 30, 2016
	Insurance and insurance services (VOBA)	Insurance and insurance services (other)	Real estate	Specialty finance	Total
Remainder of 2016	$728	$1,664	$1,202	$43	$3,637
2017	1,250	9,865	3,418	171	14,704
2018	465	9,077	1,310	171	11,023
2019	217	7,509	621	171	8,518
2020	123	5,027	621	171	5,942
2021 and thereafter	262	24,382	3,557	499	28,700
Total	$3,045	$57,524	$10,729	$1,226	$72,524

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016
(in thousands, except share data)

(13) Other Assets

The following table presents the components of Other assets as reported in the Consolidated Balance Sheets:

	As of
	September 30, 2016	December 31, 2015
Trading assets, at fair value	$64,148	$40,060
Foreclosed residential real estate property	10,233	2,197
Due from brokers and trustees	—	29,052
Furnitures, fixtures and equipment, net	6,059	7,024
Inventory	2,217	2,449
Prepaids	5,960	2,690
Income tax receivable	9,310	5,810
Other	14,916	15,218
Total other assets	$112,843	$104,500

Net unrealized gains recognized during the three and nine months ended September 30, 2016 on trading assets still held at September 30, 2016 were $2,730 and $8,788, respectively.

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
Credit Default Swap Indices (CDX) are credit derivatives that reference multiple names through underlying baskets or portfolios of single name credit default swaps. The Company enters into these contracts as both a buyer of protection and seller of protection to manage the credit risk exposure of its investment portfolio. The Company is required to deposit cash collateral for these positions equal to an initial 2.25% of the notional amount of the sold protection side, subject to increase based on additional maintenance margin as a result of decreases in value. As of September 30, 2016, the total margin was $6,750.
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

Interest Rate Lock Commitments

The Company enters into interest rate lock commitments (IRLCs) in connection with its mortgage banking activities to fund residential mortgage loans with certain terms at specified times in the future. IRLCs that relate to the origination of mortgage loans that will be classified as held-for-sale are considered derivative instruments under applicable accounting guidance. As such, these IRLCs are recorded at fair value with changes in fair value typically resulting in recognition of a gain when the Company enters into IRLCs. In estimating the fair value of an IRLC, the Company assigns a probability that the loan commitment will be exercised and the loan will be funded (“pull through”). The fair value of the commitments is derived from the fair value of related mortgage loans, net of estimated costs to complete. Outstanding IRLCs expose the Company to the risk that the price

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016
(in thousands, except share data)

of the loans underlying the commitments might decline from inception of the rate lock to funding of the loan. To manage this risk, the Company utilizes forward delivery contracts and TBA mortgage backed securities to economically hedge the risk of potential changes in the value of the loans that would result from the commitments.

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
The Company is party to interest rate swaps in order to economically hedge interest rate risk associated with the financing of its real estate portfolio. All of these swaps have the same counterparty as the lender.
The following table summarizes the gross notional and fair value amounts of derivatives (on a gross basis) categorized by underlying risk:

	As of September 30, 2016			As of December 31, 2015
	Notional Values	Asset Derivatives	Liability Derivatives	Notional Values	Asset Derivatives	Liability Derivatives
Credit risk:
Credit derivatives sold protection	$297,612	$31,948	$—	$297,612	$41,126	$—
Credit derivatives bought protection	298,173	—	18,210	300,529	106	27,655
Sub-total	595,785	31,948	18,210	598,141	41,232	27,655

Foreign currency risk:
Foreign currency forward contracts	992	—	—	683	—	5

Interest rate risk:
Interest rate lock commitments	225,374	5,560	—	156,309	3,384	—
Forward delivery contracts	82,696	—	16	52,054	11	8
TBA mortgage backed securities	270,750	153	839	136,750	179	150
Interest rate swaps	127,588	—	3,116	78,988	—	2,310
Sub-total	706,408	5,713	3,971	424,101	3,574	2,468
Total	$1,303,185	$37,661	$22,181	$1,022,925	$44,806	$30,128

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016
(in thousands, except share data)

The Company nets the credit derivative assets and liabilities as these credit derivatives are subject to legally enforceable netting arrangements with the same party. The following table presents derivative instruments that are subject to offset by a master netting agreement:

	As of
	September 30, 2016	December 31, 2015
Derivatives subject to netting arrangements:
Credit default swap indices sold protection	$31,948	$41,126
Credit default swap indices bought protection	(18,210)	(27,549)
Gross assets recognized	13,738	13,577
Collateral payable	(1,632)	(1,632)
Net assets recognized (included in other assets)	$12,106	$11,945

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

Care has eight IRS with the same counterparty as the lender, pursuant to which Care swapped the floating rate portion of its outstanding debt to a fixed rate. These IRS are designated as cash flow hedges and expire between November 30, 2017 and January 31, 2023. As of September 30, 2016, these IRS were designated as cash flow hedges.

The following table presents the fair value and the related outstanding notional amounts of the Company's cash flow hedging derivative instruments and indicates where the Company records each amount within its Consolidated Balance Sheets:

		As of
	Balance Sheet Location	September 30, 2016	December 31, 2015
Derivatives designated as cash flow hedging instruments:
Notional value		$127,588	$35,000
Fair value of interest rate swaps	Other liabilities and accrued expenses	$3,116	$1,283
Unrealized gain (loss), net of tax, on the fair value of interest rate swaps	AOCI	$(272)	$111

Range of variable rates on interest rate swaps		0.52% to 0.85%	0.51%

Range of fixed rates on interest rate swaps		1.31% to 4.99%	3.47%

The following table presents the pretax impact of the cash flow hedging derivative instruments on the Consolidated Financial Statements for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Gain (loss) recognized in AOCI on the derivative-effective portion	156	(167)	(515)	(456)

(Gain) loss reclassified from AOCI into income-effective portion	172	284	(56)	848

Gain (loss) recognized in income on the derivative-ineffective portion	48	—	(3)	—

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016
(in thousands, except share data)

The following table presents the estimated amount to be reclassified to earnings from AOCI during the next 12 months. These net losses reclassified into earnings are primarily expected to increase net interest expense related to the respective hedged item.

At
September 30, 2016
Estimated (gains) losses to be reclassified to earnings from AOCI during the next 12 months	$345

(15) Assets and Liabilities of Consolidated CLOs

The term CLO generally refers to a special purpose vehicle that owns a portfolio of investments and issues various tranches of debt and subordinated note securities to finance the purchase of those investments. The investment activities of a CLO are governed by extensive investment guidelines, generally contained within a CLO’s indenture and other governing documents which limit, among other things, the CLO’s exposure to any single industry or obligor and provide that the CLO’s assets satisfy certain ratings requirements. Most CLOs have a defined investment period during which they are allowed to make investments and reinvest capital as it becomes available. The CLOs are considered variable interest entities (VIE).

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
The table below represents the assets and liabilities of the consolidated CLOs that are included in the Company’s Consolidated Balance Sheet as of the dates indicated:

	As of
	September 30, 2016	December 31, 2015
Assets:
Cash and cash equivalents	$49,031	$38,716
Loans, at fair value (1)	934,822	680,784
Other assets	11,805	9,312
Total assets of consolidated CLOs	$995,658	$728,812
Liabilities:
Debt	$927,982	$683,827
Other liabilities and accrued expenses	15,236	14,489
Total liabilities of consolidated CLOs	$943,218	$698,316

Net	$52,440	$30,496

(1)
The unpaid principal balance for these loans is $970,916 and $727,357 and the difference between their fair value and UPB is $36,094 and $46,573 at September 30, 2016 and December 31, 2015 respectively.

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

Beneficial interests:	As of
	September 30, 2016	December 31, 2015
Subordinated notes	$51,742	$29,857
Accrued management fees	698	639
Total beneficial interests	$52,440	$30,496

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016
(in thousands, except share data)

The following table represents revenue and expenses of the consolidated CLOs included in the Company’s Consolidated Statements of Operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Income:
Net realized and unrealized gains (losses)	$(1,422)	$(7,129)	$(2,913)	$(20,241)
Interest income	13,978	10,221	37,626	40,926
Total revenue	12,556	3,092	34,713	20,685
Expenses:
Interest expense	8,267	6,022	22,667	23,094
Other expense	257	272	1,997	1,037
Total expense	8,524	6,294	24,664	24,131

Net income (loss) attributable to consolidated CLOs	$4,032	$(3,202)	$10,049	$(3,446)

As summarized in the table below, the application of the measurement alternative results in the consolidated net income summarized above to be equivalent to Tiptree’s own economic interests in the CLOs which are eliminated upon consolidation:

Economic interests:	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Distributions received and realized and unrealized gains (losses) on the subordinated notes held by the Company, net	$3,289	$(3,855)	$7,880	$(6,938)
Management fee income	743	653	2,169	3,492
Total economic interests	$4,032	$(3,202)	$10,049	$(3,446)

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016
(in thousands, except share data)

(16) Debt, net

The following table summarizes the balance of the Company’s debt holdings, net of discounts and deferred financing costs, excluding notes payable of consolidated CLOs. See Note—(15) Assets and Liabilities of Consolidated CLOs:

			Maximum Borrowing Capacity as of	As of
Debt Type	Stated Maturity Date	Stated Interest Rate or Range of Rates	September 30, 2016	September 30, 2016	December 31, 2015
Secured corporate credit agreements	September 2018 - December 2019	1 Month LIBOR + 3.00% to 6.50%	$199,000	$169,850	$137,000
Asset based revolving financing (1) (2)	April 2017 - May 2020	LIBOR + 2.25% to 5.75%	330,000	184,494	99,395
Warehouse borrowings (3)	April 2017 - August 2017	LIBOR + 2.63% to 3.00%	175,500	154,503	229,794
Mortgage borrowings - Fixed Rate	August 2019 - May 2040	4.00% to 4.76%	77,050	76,744	76,818
Mortgage borrowings - Variable Rate (LIBOR based)	October 2019 - January 2023	LIBOR + 2.05% to 3.20%	152,414	151,328	89,846
Mortgage borrowings - Variable Rate (Prime rate based)	January 2024	Prime Rate + 1.00%	750	704	717
Subordinated debt	April 2020	12.50%	20,000	8,500	3,500
Preferred trust securities	June 2037	3 Month LIBOR + 4.10%	35,000	35,000	35,000
Preferred notes payable	January 2021	12.00%		1,284	1,562
Total debt, face value				782,407	673,632
Unamortized discount, net				(452)	(422)
Unamortized deferred financing costs				(7,860)	(6,258)
Total debt, net				$774,095	$666,952

(1) Asset based revolving financing is generally recourse only to specific assets and related cash flows.
(2) The weighted average coupon rate for asset based revolving financing was 3.31% and 2.76% at September 30, 2016 and December 31, 2015, respectively.
(3) The weighted average coupon rate for warehouse borrowings was 3.31% and 2.68% at September 30, 2016 and December 31, 2015, respectively. Includes debt having a maximum borrowing capacity of $90,500 with a stated interest rate of LIBOR +2.75% and a floor of 3.00%.

The table below presents the amount of interest expense the Company incurred on its debt for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest expense	$7,769	$6,097	$20,612	$17,151

The following table presents the future maturities of the unpaid principal balance on the Company’s long-term debt (excluding preferred notes payable) as of:

September 30, 2016
Remainder of 2016	$505
2017	171,055
2018	68,679
2019	221,293
2020	156,020
Thereafter	163,571
Total	$781,123

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016
(in thousands, except share data)

The following narrative presents the significant changes in debt or debt terms during the nine months ended September 30, 2016:
Secured Corporate Credit Agreement
On June 24, 2016, the Company entered into a Fourth Amendment to the Credit Agreement with Fortress. The Fourth Amendment provides for additional term loans in an aggregate principal amount of $15,000 with the same maturity date, margin above LIBOR, principal repayment term, and conditions and covenants as the existing term loans under the Credit Agreement. The Fourth Amendment also provides that Operating Company may prepay loans under the Credit Agreement, subject to payment of a make-whole premium until the one year anniversary of the Fourth Amendment.
Asset Based Revolving Financing
Telos COF I, LLC, a subsidiary of Telos Credit Opportunities Fund, L.P. amended its existing credit agreement on July 29, 2016 to increase the borrowing capacity from $100,000 to $150,000 and extend the maturity date.
On September 12, 2016, the Company, through a subsidiary in its Specialty Finance segment, amended its existing credit agreement to increase the borrowing capacity from $75,000 to $125,000.
On September 23, 2016, the Company entered into a revolving line of credit collateralized by certain non-performing loans, with a maximum borrowing capacity of $40,000 with an initial borrowing of $12,159. The credit agreement has a floating rate of 1 month LIBOR plus 5.75%, (with a LIBOR floor of 0.40%) with a maturity in September 2018, with optional extension terms.
Warehouse Borrowing
On August 12, 2016, the Company, through a subsidiary in its Specialty Finance unit entered into a warehouse line of credit with a maximum borrowing amount of $15,000. The loan carries a variable rate of six-month LIBOR + 2.75% and matures on August 11, 2017. A separate credit agreement originally matured in June 2016 but was extended until September 1, 2016 and then expired.
As of September 30, 2016, the Company, through a subsidiary in its Specialty Finance segment, has three warehouse lines of credit in place with a combined maximum borrowing amount of $86,000. The first uncommitted credit agreement, which matures in June 2017, was permanently increased to $40,000 (from $30,000) in July 2016, and then temporarily increased in August 2016, to $50,000 (the temporary increase of $10,000 expires in November 2016). The second uncommitted credit agreement temporarily increased in September 2016 to $35,000 (the temporary increase of $10,000 expires in November 2016). The third credit agreement is a committed line of credit for $1,000 and was renewed in August 2016 and matures in August 2017. In addition, the Company had a $50,000 uncommitted warehouse line of credit that previously matured in June 2016, but was extended until September 1, 2016 and has expired as of September 30, 2016. The credit agreements contain customary financial covenants that require, among other items, minimum amounts of tangible net worth, profitability, maximum indebtedness ratios, and minimum liquid assets.
Mortgage Borrowing
On January 20, 2016, in connection with the acquisition of one senior housing property, the Company and one of Care’s partners entered into a $28,000, seven year loan, which includes 24 months of interest only payments. The loan carries a variable rate of 30-day LIBOR plus 2.05% and matures on January 31, 2023.
On March 1, 2016, in connection with the acquisition of one senior housing property, the Company and one of Care’s partners entered into an $11,218, five year loan, which includes 36 months of interest only payments and a $1,000 commitment which will be available to be drawn on one year after closing, subject to certain conditions. The loan carries a variable rate of 30-day LIBOR plus 2.75% and matures on February 29, 2021.
On April 13, 2016 the $22,500, five year loan related to the Company and one of Care’s partner’s 2015 acquisition of five senior housing communities was increased to $23,581.
On August 1, 2016, in connection with the acquisition of one senior housing property, the Company and one of Care’s partners entered into an $20,600, seven year loan, which includes 36 months of interest only payments. The loan carries a variable rate of LIBOR plus 2.05% and matures on August 1, 2023.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016
(in thousands, except share data)

Subordinated Debt
During the nine months ended September 30, 2016, the Company, through a subsidiary in its Specialty Finance segment, drew down $5,000 from its subordinated promissory note.

(17) Other Liabilities and Accrued Expenses

The following table presents the components of Other liabilities and accrued expenses as reported in the Consolidated Balance Sheets:

	As of
	September 30, 2016	December 31, 2015
Trading liabilities, at fair value	$3,970	$22,152
Accrued interest payable	1,282	1,354
Due to broker and trustee	18,836	8,622
Accounts payable and accrued expenses	67,300	53,594
Other liabilities	15,061	9,438
Total other liabilities and accrued expenses	$106,449	$95,160

Net unrealized gains (losses) recognized during the three and nine months ended September 30, 2016 on trading liabilities still held at September 30, 2016 was $1,154 and $(1,497), respectively.

(18) Stockholders’ Equity

During the nine months ended September 30, 2016, subsidiaries of Tiptree purchased 6,596,000 shares of Class A common stock of Tiptree for aggregate consideration of $42,524. The shares acquired by subsidiaries of Tiptree are accounted for as treasury shares and therefore are not outstanding for accounting or voting purposes.

As of September 30, 2016 and December 31, 2015, there were 34,947,239 (including the shares of Class A held by subsidiaries of Tiptree) and 34,899,833 shares of Class A common stock issued and outstanding, respectively. As of September 30, 2016 and December 31, 2015, there were 8,049,029 shares of Class B common stock issued and outstanding, respectively, all of which are owned by TFP. As a result of the tax reorganization on January 1, 2016, these Class B common stock are accounted for treasury stock in Tiptree’s financial statements.

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

For the nine months ended September 30, 2016 and 2015, the Company declared dividends of $0.075 in the aggregate, per common share of Class A stock. In the first quarter of 2016 and 2015, dividends of $0.025 per common share of Class A stock were declared on March 15, 2016 and March 31, 2015 and paid on April 1, 2016 and April 23, 2015, respectively. In the second quarter of 2016 and 2015, dividends of $0.025 per common share of Class A stock were declared on May 10, 2016 and May 15, 2015 and paid on May 30, 2016 and June 1, 2015, respectively. In the third quarter of 2016 and 2015, dividends of $0.025 per common share of Class A stock were declared on August 4, 2016 and August 10, 2015 and paid on August 29, 2016 and August 31, 2015, respectively.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016
(in thousands, except share data)

(19) Accumulated Other Comprehensive Income (Loss)

The following table presents the activity in accumulated other comprehensive income (loss) (AOCI), net of tax, for the following periods:

	Unrealized gains (losses) on			Amount Attributable to Noncontrolling Interests
	Available for sale securities	Interest rate swaps	Total AOCI	TFP	Other	Total AOCI to Tiptree Financial Inc.
Balance at December 31, 2015	$(222)	$111	$(111)	$—	$—	$(111)
Other comprehensive income (losses) before reclassifications	2,448	(357)	2,091	(237)	29	1,883
Amounts reclassified from AOCI	(715)	(26)	(741)	—	—	(741)
Period change	1,733	(383)	1,350	(237)	29	1,142
Balance at September 30, 2016	$1,511	$(272)	$1,239	$(237)	$29	$1,031
The following table presents the reclassification adjustments out of AOCI included in net income and the impacted line items on the Consolidated Statement of Operations for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
Components of AOCI	2016	2015	2016	2015	Affected line item in Consolidated Statement of Operations
Unrealized gains (losses) on available for sale securities	$960	$(56)	$1,100	$(97)	Net realized and unrealized gains (losses)
Related tax (expense) benefit	(336)	20	(385)	34	Provision for income tax
Net of tax	$624	$(36)	$715	$(63)

Unrealized gains (losses) on interest rate swaps	$(172)	$(284)	$56	$(848)	Interest expense
Related tax (expense) benefit	54	99	(30)	296	Provision for income tax
Net of tax	$(118)	$(185)	$26	$(552)

(20) Stock Based Compensation

Equity Plans

2007 Manager Equity Plan
The Care Investment Trust Inc. Manager Equity Plan was adopted in June 2007 and will automatically expire on the 10th anniversary of the date it was adopted. As of September 30, 2016, 134,629 common shares remain available for future issuances. No shares have been issued since March 30, 2012 from this plan.

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

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016
(in thousands, except share data)

The table below summarizes changes to the issuances under the Company’s 2013 Equity Plan for the periods indicated:

Number of shares (1)
Available for issuance as of December 31, 2015	1,582,339
Shares and options issued and granted	(613,289)
Available for issuance as of September 30, 2016	969,050

(1)	Excludes shares granted under the Company’s subsidiary Incentive Plan that are exchangeable for Tiptree Class A common stock.
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
The following table summarizes changes to the issuances of Class A common stock, restricted stock, and RSUs under the 2013 Equity Plan for the periods indicated:

	Number of shares issuable	Weighted Average Grant Date Fair Value
Unvested units as of December 31, 2015	128,323	$7.68
Granted (1)	362,052	5.71
Vested (1)	(190,558)	6.14
Unvested units as of September 30, 2016	299,817	$6.27

(1)	Includes 130,946 of immediately vested Class A common stock with a grant date fair value of approximately $750 to settle compensation accrued during the year ended December 31, 2015.
The Company values RSUs at their grant-date fair value as measured by Tiptree’s common stock price. Included in vested shares for 2016 are 646 shares surrendered to pay taxes on behalf of the employees with shares vesting. During the nine months ended September 30, 2016, the Company granted 218,310 RSUs to employees of the Company, of which 111,759 vest over a period of three years that began in January 2016, 33,624 will vest over a period of two years beginning February 2016, 55,768 will vest over a period of two years beginning April 2016 and the remainder will vest over a period of three years beginning April 2016.

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

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016
(in thousands, except share data)

The following table summarizes changes to the issuances of subsidiary RSU’s under the Subsidiary Incentive Plans for the periods indicated:

Grant date fair value of equity shares issuable
Unvested balance as of December 31, 2015	$874
Granted	7,339
Vested	(97)
Unvested balance as of September 30, 2016	$8,116
Stock Options

Option awards have been granted to the Executive Committee with an exercise price equal to the fair market value of our common stock on the date of grant; those option awards have a 10-year term and are subject the recipient’s continuous service, a market requirement, and generally vest over five years beginning on the 3rd anniversary of the grant date. Options granted during the quarter contained a market requirement that at any time during the option term, the 20-day volume weighted average stock price must exceed the December 31, 2015 book value per share. The market requirement may be met any time before the option expires and it only needs to be met once for the option to remain exercisable for the remainder of its term. If the market requirement is not met, but the service condition is met, the full amount of the compensation expense will be recognized over the appropriate vesting period.

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

The following table presents the assumptions used to estimate the fair values of the stock options granted for the following period:

Valuation Input	Nine Months Ended September 30, 2016
	Range		Weighted
	Low	High	Average
Historical Volatility	50.19%	50.46%	N/A
Risk-free Rate	1.93%	2.28%	N/A
Dividend Yield	1.70%	1.76%	N/A
Expected term (years)			6.5
The following table presents the Company's stock option activity for the current period:

	Options Outstanding	Weighted Average Exercise Price (in dollars per stock option)	Weighted Average Grant Date Value (in dollars per stock option)	Options Exercisable
Balance, December 31, 2015	—	$—	$—	—
Granted	251,237	5.69	2.62	—
Vested	—	—	—	—
Exercised	—	—	—	—
Canceled/forfeited	—	—	—	—
Balance, September 30, 2016	251,237	$5.69	$2.62	—

Weighted average remaining contractual term at September 30, 2016 (in years)	9.3

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016
(in thousands, except share data)

Stock-based Compensation Expense

The following table presents the total time-based and performance-based stock-based compensation expense and the related income tax benefit recognized on the Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Payroll and employee commissions	$633	$161	$1,597	$285
Professional fees (1)	35	30	99	110
Income tax benefit	(236)	(67)	(599)	(139)
Net stock-based compensation expense	$432	$124	$1,097	$256

(1)	Professional fees consist of the value of restricted stock units and options granted to persons providing services to the Company.

Additional information on total non-vested stock-based compensation is as follows:

	At
	September 30, 2016
	Stock Options	Restricted Stock Awards and RSUs
Unrecognized compensation cost related to non-vested awards	$533	$7,865
Weighted - average recognition period (in years)	3.3	2.1

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

Mariner Investment Group LLC

TFP and Back Office Services Group, Inc. (BOSG) entered into an administrative services agreement on June 12, 2007 (Administrative Services Agreement), which was assigned to Tiptree on July 1, 2013 in connection with the Contribution Transactions, under which BOSG provides certain back office, administrative and accounting services to the Company and it’s subsidiaries. BOSG is an affiliate of Mariner Investment Group (Mariner). Under the Administrative Services Agreement, the Company pays BOSG a quarterly fee of 0.025% of the Company’s Net Assets, defined as the Company’s total assets less total liabilities, including accrued income and expense, calculated in accordance with GAAP. The Administrative Services Agreement has successive one year terms but may be terminated by either the Company or BOSG upon 60 days prior notice.

As of June 30, 2016, the Company has concluded that Mariner no longer meets the definition of a related party.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016
(in thousands, except share data)

The following table presents the fees paid to related parties for services provided:

	Fees paid
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Services Provided by Tricadia:
Personnel, including services of our Executive Chairman and personnel providing accounting services	$25	$113	$75	$338
Incentive compensation for providing services(1)	—	93	—	279
Legal and compliance services	—	38	—	113
Human resources, information technology and other personnel	28	28	84	84
Office space	61	61	183	184
Total paid to Tricadia	114	333	342	998

Services Provided by Mariner:
Personnel, including back office, administrative and accounting services	—	99	189	289

Total fees paid to related parties	$114	$432	$531	$1,287

(1)	Represents cash bonuses and grant date fair value of immediately vested stock granted to Tricadia or its employees providing services to Tiptree pursuant to the TSA.

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
Nomura Securities Co., Ltd.
On September 14, 2016, subsidiaries of Tiptree purchased 1,000,000 shares of Class A common stock of Tiptree from entities affiliated with Nomura Securities Co., Ltd. (a principal owner of the Company’s Class A common stock prior to the purchase) for aggregate consideration of $6,150. The shares acquired by subsidiaries of Tiptree will be accounted for as treasury shares and therefore will not be outstanding for accounting or voting purposes.
(22) Income Taxes

The total income tax expense of $3,712 and $2,829 for the three months ended September 30, 2016 and 2015, respectively, is reflected as a component of income (loss) from continuing operations. For the three months ended September 30, 2016, the Company’s effective tax rate (“ETR”) on income from continuing operations was equal to 32.1% which is lower than the federal and state statutory income tax rates, primarily due to non-controlling interests at certain subsidiaries, the release of valuation allowances on net operating losses at certain subsidiaries, offset by the impact of certain gains and losses treated discretely for the period.

The total income tax expense of $5,298 and $962 for the nine months ended September 30, 2016 and 2015, respectively, is reflected as a component of income (loss) from continuing operations. For the nine months ended September 30, 2016, the Company’s ETR on income from continuing operations was equal to 19.2%, which does not bear a customary relationship to statutory income tax rates. The ETR for the nine months ended September 30, 2016 is lower than the federal and state statutory income tax rates primarily due to $4,044 of discrete tax benefits for the period, primarily related to the tax restructuring that resulted in a consolidated corporate tax group effective January 1, 2016. See Note—(1) Organization, in the accompanying consolidated financial statements.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016
(in thousands, except share data)

(23) Commitments and Contingencies

Contractual Obligations

The table below summarizes the Company’s contractual obligations by period that payments are due:

	As of September 30, 2016
	Less than one year	1-3 years	3-5 years	More than 5 years	Total
Operating lease obligations (1)	$13,073	$6,835	$5,178	$3,249	$28,335
Total	$13,073	$6,835	$5,178	$3,249	$28,335

(1)
Minimum rental obligations for Tiptree, Care, MFCA, Siena, Luxury, Reliance and Fortegra office leases. For the three months ended September 30, 2016 and 2015, rent expense for the Company’s office leases were $1,630 and $1,721, respectively. For the nine months ended September 30, 2016 and 2015, rent expense for the Company’s office leases were $4,820 and $4,108, respectively.

In addition, Tiptree’s subsidiary Siena issues standby letters of credit for credit enhancements that are required by its borrower’s respective businesses. As of September 30, 2016, there was $400 outstanding relating to these letters of credit.

Litigation
Fortegra is a defendant in Mullins v. Southern Financial Life Insurance Co., which was filed in February 2006, in the Pike Circuit Court, in the Commonwealth of Kentucky. A class was certified on June 25, 2010. At issue is the duration or term of coverage under certain policies. The action alleges violations of the Consumer Protection Act and certain insurance statutes, as well as common law fraud. The action seeks compensatory and punitive damages, attorney fees and interest. Plaintiffs filed a Motion for Sanctions on April 5, 2012 in connection with Fortegra's efforts to locate and gather certificates and other documents from Fortegra's agents. The court did not award sanctions and Fortegra has retained a special master to facilitate the collection of certificates and other documents from Fortegra's agents. In January 2015, the trial court issued an Order denying Fortegra’s motion to decertify the class, which was upheld on appeal. In June 2016, the court established a briefing schedule for Fortegra’s Motion for Summary Judgment, which was filed in June 2015. No trial or hearings are currently scheduled.

Tiptree considers such litigation customary in the insurance industry. In management's opinion, based on information available at this time, the ultimate resolution of such litigation, which it is vigorously defending, should not be materially adverse to the financial position of Tiptree. It should be noted that large punitive damage awards, bearing little relation to actual damages sustained by plaintiffs, have been awarded in certain states against other companies in the credit insurance business. At this time, the Company cannot estimate a range of loss that is reasonably possible.

Tiptree and its subsidiaries are parties to other legal proceedings in the ordinary course of business. Although Tiptree’s legal and financial liability with respect to such proceedings cannot be estimated with certainty, Tiptree does not believe that these proceedings, either individually or in the aggregate, are likely to have a material adverse effect on Tiptree’s financial position.

(24) Earnings Per Share

The Company calculates basic net income per Class A common share based on the weighted average number of Class A common shares outstanding (inclusive of vested restricted share units). The unvested restricted share units have the non-forfeitable right to participate in dividends declared and paid on the Company’s common stock on an as vested basis and are therefore considered a participating security. The Company calculates basic earnings per share using the “two-class” method, and for the three months and nine months ended September 30, 2015, the loss from continuing operations available to common stockholders was not allocated to the unvested restricted stock units as those holders do not have a contractual obligation to share in net losses.

Diluted net income per Class A common shares for the period includes the effect of potential equity of Siena, Reliance, and Operating Company as well as potential Class A common stock, if dilutive. For the three and nine months ended September 30, 2015, the assumed exercise of all dilutive instruments were anti-dilutive, and therefore, were not included in the diluted net income per Class A common share calculation.

TIPTREE FINANCIAL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016
(in thousands, except share data)

The following table presents a reconciliation of basic and diluted net income per common share for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss) from continuing operations	$7,838	$(6,388)	$22,273	$(11,961)
Less:
Net income (loss) from continuing operations attributable to non-controlling interests (1)	1,933	(1,835)	4,680	(3,706)
Net income from continuing operations allocated to participating securities	60	—	148	—
Net income (loss) from continuing operations available to Tiptree Financial Inc. Class A common shares	5,845	(4,553)	17,445	(8,255)

Discontinued operations, net	—	—	—	23,348
Less:
Net income from discontinued operations attributable to non-controlling interests (1)	—	—	—	5,663
Net income from discontinued operations attributable to Tiptree Financial Inc. Class A common shares	—	—	—	17,685

Net income (loss) attributable to Tiptree Financial Inc. Class A common shares - basic	$5,845	$(4,553)	$17,445	$9,430
Effect of Dilutive Securities:
Securities of subsidiaries	(50)	—	(148)	—
Adjustments to income relating to exchangeable interests, net of tax	1,362	—	—	—
Net income (loss) attributable to Tiptree Financial Inc. Class A common shares - diluted	$7,157	$(4,553)	$17,297	$9,430

Weighted average number of shares of Tiptree Financial Inc. Class A common stock outstanding - basic	29,143,470	33,848,463	32,845,124	32,597,774
Weighted average number of incremental shares of Tiptree Financial Inc. Class A common stock issuable from exchangeable interests	8,087,180	—	67,392	—
Weighted average number of shares of Tiptree Financial Inc. Class A common stock outstanding - diluted	37,230,650	33,848,463	32,912,516	32,597,774

Basic:
Income (loss) from continuing operations	$0.20	$(0.13)	$0.53	$(0.25)
Income from discontinued operations	—	—	—	0.54
Net income (loss) available to Tiptree Financial Inc. Class A common shares	$0.20	$(0.13)	$0.53	$0.29

Diluted:
Income (loss) from continuing operations	$0.19	$(0.13)	$0.53	$(0.25)
Income from discontinued operations	—	—	—	0.54
Net income (loss) attributable to Tiptree Financial Inc. Class A common shares	$0.19	$(0.13)	$0.53	$0.29

(1)
For the three months ended September 30, 2016, the total net income (loss) attributable to non-controlling interest was $1,933, comprised of $1,933 due to continuing operations and $0 attributable to discontinued operations. For the three months ended September 30, 2015, the total net income(loss) attributable to non-controlling interest was $(1,835), comprised of $(1,835) due to continuing operations and $0 attributable to discontinued operations.

For the nine months ended September 30, 2016, the total net income (loss) attributable to non-controlling interest was $4,680, comprised of $4,680 due to continuing operations and $0 attributable to discontinued operations. For the nine months ended September 30, 2015, the total net income (loss) attributable to non-controlling interest was $1,957, comprised of $(3,706) due to continuing operations and $5,663 attributable to discontinued operations.
(25) Subsequent Events

On November 7, 2016, the Company’s board of directors declared a quarterly cash dividend of $0.025 per share to Class A stockholders with a record date of November 21, 2016, and a payment date of November 28, 2016.

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

For the nine months ended September 30, 2015, the results of Reliance are included in our specialty finance results from July 1, 2015, the date of acquisition. The results of PFG, which was sold on June 30, 2015, are presented in discontinued operations for the three and six months ended September 30, 2015, and are not included in the comparable results for 2016.

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
Our business is impacted in various ways by changes in interest rates. Most of our subsidiaries use debt financing to fund their business activities, much of which is floating rate debt. However, most of our variable rate facilities have LIBOR floors, which can result in a reduction in net interest margins in a declining interest rate environment, in particular, if earnings on our assets do not have similar floors or are based on different benchmarks than LIBOR, such as treasury rates or the prime rate. Certain of our subsidiaries have also entered into interest rate swap agreements to fix all or a portion of their interest rate exposure which are currently designated as hedging relationships for accounting purposes. Interest rates, including the U.S. 10 Year Treasury rate, have dropped year over year. In addition, the spread between the U.S. 2 Year and 10 Year Treasury securities has narrowed to its smallest point since 2007 resulting in a flattening yield curve. The interest rate decline has resulted in additional interest expense in our real estate segment during the first nine months of 2016, due to the fair value effect of interest rate swaps not currently designated in hedging relationships.
Many of our investments are held at fair value. Changes in fair value of these assets are reported quarterly as unrealized gains or losses in revenues and can be impacted by changes in both interest rates and credit risk. Credit risk can impact our financial results in a number of ways, including the performance of our corporate loans, mortgage loans, holdings in CLO subordinated notes and other investments. When credit markets are performing well, loans held in our CLOs and credit opportunities fund investments may prepay, subjecting those investments to reinvestment risk. In deteriorating credit environments, default risk can impact the performance of our investments, as well as flowing through income as unrealized losses. Disruption in the credit markets can also impact our ability to raise third party funds to invest and grow our asset management fees.

RESULTS OF OPERATIONS
Summary Consolidated Statements of Operations

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total revenues	$134,121	$120,868	$399,679	$310,959
Total expenses	126,603	121,225	382,157	318,512
Net income (loss) attributable to consolidated CLOs	4,032	(3,202)	10,049	(3,446)
Income (loss) before taxes from continuing operations	11,550	(3,559)	27,571	(10,999)
Less: provision (benefit) for income taxes	3,712	2,829	5,298	962
Discontinued operations, net	—	—	—	23,348
Net income (loss) before non-controlling interests	7,838	(6,388)	22,273	11,387
Less: net income (loss) attributable to non-controlling interests - TFP	1,362	(1,661)	4,660	2,214
Less: net income (loss) attributable to non-controlling interests - Other	571	(174)	20	(257)
Net income (loss) attributable to Tiptree Financial Inc. Class A common stockholders	$5,905	$(4,553)	$17,593	$9,430

Key Drivers of Results of Operations
Net Income Before Taxes from Continuing Operations

For the three months ended September 30, 2016 net income before taxes from continuing operations was $11.6 million which represented an increase of $15.1 million from the three months ended September 30, 2015. The Company earned income before taxes from continuing operations of $27.6 million for the nine months ended September 30, 2016, which was an increase of $38.6 million from the comparable prior year period. The key drivers of pre-tax results from continuing operations were improved profitability in our insurance and insurance services segment driven by higher revenues and investment income, increased rental income in our real estate operations, increases in mortgage volume and margins due to improving market conditions, and increased revenue on principal investments partially offset by higher corporate expenses associated with our effort to improve our controls and financial reporting infrastructure. A discussion of the changes in revenues, expenses and net income is presented below and in more detail in our segment analysis.

Revenues

The Company reported revenues of $134.1 million for the three months ended September 30, 2016, which was an increase of $13.3 million or 11.0% from the prior year period. For the nine months ended September 30, 2016, the Company reported revenues of $399.7 million, an increase of $88.7 million or 28.5% from the nine months ended September 30, 2015. The primary drivers of the increase in revenues were improvements in earned premiums, service and administrative fees and investment income in our insurance and insurance services segment, increased mortgage volume and margins, improvement in rental income attributable to acquisitions of senior housing properties, and improvement in the performance of our principal investments.

Expenses

Total Company expenses were $126.6 million for the three months ended September 30, 2016, an increase of $5.4 million or 4.4% from the three months ended September 30, 2015. For the nine months ended September 30, 2016, the Company incurred expenses of $382.2 million, an increase of $63.6 million or 20.0% from the prior year period. The primary drivers of the increase in expenses were commission and loss expenses in insurance and insurance services as a result of the growth in written premiums, higher payroll and commission expense primarily related to increased volume and headcount in specialty finance, increased operating expenses and depreciation and amortization associated with additional investments in our real estate segment and increases in corporate payroll and professional expenses to improve our reporting and controls infrastructure.

Income Before Non-Controlling Interests

The Company reported net income before non-controlling interest of $7.8 million for the three months ended September 30, 2016, an increase of $14.2 million from the three months ended September 30, 2015. The primary drivers of the improvement in net income before non-controlling interests were the same factors which impacted the positive year-over-year change in pre-tax income from continuing operations.

For the nine months ended September 30, 2016, net income before non-controlling interests was $22.3 million, an increase of $10.9 million, or 95.6% from the comparable prior year period. The primary drivers of the difference in net income before non-

controlling interests were the same factors which impacted the positive year-over-year change in pre-tax income from continuing operations, and which were partially offset by $23.3 million of earnings from discontinued operations in the nine months ended September 30, 2015, which included the one-time net gain on the sale of PFG of $16.3 million. Additionally, a tax benefit of $2.4 million was recognized in the first quarter 2016, which was driven by the tax reorganization effective January 1, 2016.

Net Income/(Loss) Available to Class A Common Stockholders

The Company reported net income available to Class A common shareholders of $5.9 million for the three months ended September 30, 2016 compared to a loss of $4.6 million for the three months ended September 30, 2015. For the nine months ended September 30, 2016 net income available to Class A common shareholders was $17.6 million, an increase of $8.2 million, or 86.6% from the prior year period. The key drivers of net income available to Class A common shareholders were consistent with those that contributed to the differences in income before non-controlling interests, partially benefiting from a reduction of non-controlling interests in the third quarter of 2015. As of September 30, 2016, the Class A common stockholders were entitled to approximately 81% of the net income of the Company, compared to approximately 77% as of September 30, 2015. For more information on the Company’s structure, see Note—(1) Organization, in the accompanying consolidated financial statements.

Management uses EBITDA, Adjusted EBITDA and related segment EBITDA as measurements of performance. These are non-GAAP financial measures. The Company believes that use of these financial measures on a consolidated basis and for each segment provides supplemental information useful to investors as they are frequently used by the financial community to analyze financial performance, and to analyze a company’s ability to service its debt and to facilitate comparison among companies. The Company believes segment EBITDA and Adjusted EBITDA provides additional supplemental information to compare results among our segments. Adjusted EBITDA is also used in determining incentive compensation for the Company’s executive officers. These measures are not a measurement of financial performance or liquidity under GAAP and should not be considered as an alternative or substitute for net income.

Summary Adjusted EBITDA(1)

($ in thousands, unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Adjusted EBITDA from continuing operations of the Company	$20,128	$4,944	$52,882	$16,755
Adjusted EBITDA from discontinued operations of the Company	—	—	—	33,232
Adjusted EBITDA of the Company	$20,128	$4,944	$52,882	$49,987

(1)	For further information relating to the Company’s Adjusted EBITDA, including a reconciliation to GAAP net income, see“—Non-GAAP Financial Measures” below.

Adjusted EBITDA from Continuing Operations

Adjusted EBITDA from continuing operations was $20.1 million for the three months ended September 30, 2016, an increase of $15.2 million or 307.1% from the prior year comparable period. For the nine months ended September 30, 2016, the Company reported Adjusted EBITDA from continuing operations of $52.9 million, an increase of $36.1 million or 215.6% from the nine months ended September 30, 2015. The key drivers of the change in Adjusted EBITDA were the same as those which impacted our pre-tax income from continuing operations.

Total Adjusted EBITDA

Total Company Adjusted EBITDA was $20.1 million for the three months ended September 30, 2016, an increase of $15.2 million from the three months ended September 30, 2015. Adjusted EBITDA for the nine months ended September 30, 2016 was $52.9 million, an increase of $2.9 million from the nine months ended September 30, 2015. The smaller increase for total Adjusted EBITDA versus Adjusted EBITDA from continuing operations was driven by the sale of PFG which contributed $33.2 million in the nine months ended September 30, 2015.

Segment Results - Three Months Ended September 30, 2016 and September 30, 2015

	Three Months Ended September 30,
($ in thousands)	Insurance and insurance services		Specialty finance		Real estate		Asset management		Corporate and other		Total
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Total revenues	$79,106	$87,991	$29,013	$19,348	$15,695	$11,560	$3,838	$1,981	$6,469	$(12)	$134,121	$120,868

Total expenses	$71,081	$77,868	$24,832	$18,097	$16,168	$14,172	$2,255	$1,670	$12,267	$9,418	$126,603	$121,225
Net income attributable to consolidated CLOs	—	—	—	—	—	—	720	652	3,312	(3,854)	4,032	(3,202)
Pre-tax income/(loss)	$8,025	$10,123	$4,181	$1,251	$(473)	$(2,612)	$2,303	$963	$(2,486)	$(13,284)	$11,550	$(3,559)
Segment Results - Nine Months Ended September 30, 2016 and September 30, 2015

	Nine Months Ended September 30,
($ in thousands)	Insurance and insurance services		Specialty finance		Real estate		Asset management		Corporate and other		Total
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Total revenues	$256,208	$238,891	$67,790	$33,583	$44,204	$33,334	$7,505	$4,814	$23,972	$337	$399,679	$310,959

Total expenses	$231,108	$218,442	$62,280	$31,329	$49,691	$42,096	$4,930	$5,258	$34,148	$21,387	$382,157	$318,512
Net income attributable to consolidated CLOs	—	—	—	—	—	—	2,466	3,493	7,583	(6,939)	10,049	(3,446)
Pre-tax income (loss)	$25,100	$20,449	$5,510	$2,254	$(5,487)	$(8,762)	$5,041	$3,049	$(2,593)	$(27,989)	$27,571	$(10,999)
Segment EBITDA and Adjusted EBITDA from continuing operations (1)

($ in thousands)	Three Months Ended September 30,				Nine Months Ended September 30,
	EBITDA		Adjusted EBITDA		EBITDA		Adjusted EBITDA
	2016	2015	2016	2015	2016	2015	2016	2015
Insurance and insurance services	$12,682	$17,623	$11,585	$13,171	$39,825	$50,675	$35,028	$30,479
Specialty finance	6,361	2,737	4,479	1,570	10,526	5,331	6,326	2,887
Real estate	4,894	3,148	2,871	1,320	11,369	7,471	7,196	3,852
Asset management	2,303	963	2,303	963	5,041	3,049	5,041	3,049
Corporate and other	(414)	(11,667)	(1,110)	(12,080)	3,479	(23,016)	(709)	(23,512)
Total	$25,826	$12,804	$20,128	$4,944	$70,240	$43,510	$52,882	$16,755

(1)	For further information relating to the Company’s Adjusted EBITDA, including a reconciliation to GAAP net income, see“—Non-GAAP Financial Measures” below.

Summary Segment Balance Sheet

($ in thousands)	Assets
	September 30,	December 31,
	2016	2015
Insurance and insurance services	$1,002,987	$929,054
Specialty finance	305,010	208,201
Real estate	308,949	230,546
Asset management	3,819	1,820
Corporate and other	250,322	396,537
Assets of consolidated CLOs	995,658	728,812
Total	$2,866,745	$2,494,970

Insurance and Insurance Services segment - operating results for the Three and Nine Months Ended September 30, 2016 and September 30, 2015

The Company’s insurance and insurance services segment is comprised of its wholly-owned Fortegra subsidiary. The acquisition of Fortegra resulted in purchase price accounting adjustments in the segment giving effect to the push-down accounting treatment of the acquisition. These adjustments include setting deferred cost assets to a fair value of zero, modifying deferred revenue liabilities to their respective fair values, and recording a substantial intangible asset representing the value of the business acquired (“VOBA”). The application of push-down accounting creates a modest impact to net income, but significantly impacts individual assets, liabilities, revenues, and expenses.

The following discussion of our insurance and insurance services segment also presents operating results and net revenues by product mix information as adjusted to eliminate the effects of purchase price accounting (“As Adjusted”). These As Adjusted results are a non-GAAP financial measure. Due to acquisition accounting, the line items through which revenue and expenses related to acquired contracts are recognized differ from those related to newly originated contracts. As a result, eliminating the effects of purchase accounting provides for better period-over-period comparison of the underlying operating performance of the business and aligns more closely with the basis upon which management performance is measured. The Company believes that presenting this As Adjusted information provides useful information to investors regarding our period-over-period insurance and insurance services segment operations. In addition, management evaluates the operations of our insurance and insurance services segment using this As Adjusted information including for compensation of management of Fortegra.

The following tables present our insurance and insurance services segment results on a GAAP basis and an As Adjusted basis (a non-GAAP measure which excludes the effects of purchase price accounting).

Insurance and Insurance Services As Adjusted Operating Results - Three Months

	Three Months Ended September 30, 2016				Three Months Ended September 30, 2015
($ in thousands)	GAAP	Adjustments		Non-GAAP As Adjusted	GAAP	Adjustments		Non-GAAP As Adjusted
Revenues:
Earned premiums	$47,609	$—		$47,609	$43,884	$—		$43,884
Service and administrative fees	25,842	1,134	(2)	26,976	29,565	4,131	(2)	33,696
Ceding commissions	1,397	69	(3)	1,466	11,515	821	(3)	12,336
Interest income (1)	3,543	—		3,543	1,294	—		1,294
Other Income	715	—		715	1,733	—		1,733
Total revenues	79,106	1,203		80,309	87,991	4,952		92,943
Less:
Commission expense	24,032	2,120	(4)	26,152	30,891	9,302	(4)	40,193
Member benefit claims	5,967	—		5,967	7,955	—		7,955
Net losses and loss adjustment expenses	19,914	—		19,914	14,948	—		14,948
Net revenues	29,193	(917)		28,276	34,197	(4,350)		29,847
Expenses:
Interest expense	1,626	—		1,626	1,735	—		1,735
Payroll and employee commissions	9,180	—		9,180	9,543	—		9,543
Depreciation and amortization expenses	3,031	(549)	(5)	2,482	5,765	(3,097)	(5)	2,668
Other expenses	7,331	40	(6)	7,371	7,031	355	(6)	7,386
Total operating expenses	21,168	(509)		20,659	24,074	(2,742)		21,332
Income before taxes from continuing operations	$8,025	$(408)		$7,617	$10,123	$(1,608)		$8,515

Insurance operating metrics: (7)
Retention ratio	33.9%			32.2%	38.0%			31.2%
Underwriting ratio	66.1%			67.8%	62.0%			68.8%
Expense ratio	25.9%			24.8%	25.8%			21.4%
Combined ratio	92.0%			92.6%	87.8%			90.2%

Results

Insurance and insurance services segment pre-tax income was $8.0 million for the three months ended September 30, 2016, a decrease of $2.1 million or 20.7% over the prior year period operating results. The primary drivers of the decline in period-over-period results was a reduction in net revenues of $5.0 million partially offset by a reduction in depreciation and amortization expenses associated with the VOBA of $2.7 million and reduced operating expenses of $0.2 million.

As Adjusted pre-tax income was $7.6 million for the three months ended September 30, 2016, a decrease of $0.9 million or 10.5%. The primary drivers of the period-over-period decline include a decrease in net revenues of $1.6 million driven by declines in ceding commissions and higher net loss and loss adjustment expense as a result of increased claim activity, from severe storms in the south and southeast regions of the United States partially offset by improvements in investment income and earned premiums. As Adjusted operating expenses were down $0.7 million as a result of cost actions taken throughout 2015 to reduce headcount, professional fees and other expenses.

Insurance and Insurance Services As Adjusted Operating Results - Nine Months

	Nine Months Ended September 30, 2016				Nine Months Ended September 30, 2015
($ in thousands)	GAAP	Adjustments		Non-GAAP As Adjusted	GAAP	Adjustments		Non-GAAP As Adjusted
Revenues:
Earned premiums	$138,516	$—		$138,516	$120,944	$—		$120,944
Service and administrative fees	84,421	4,976	(2)	89,397	77,037	15,780	(2)	92,817
Ceding commissions	22,645	376	(3)	23,021	31,600	3,159	(3)	34,759
Interest income (1)	9,171	—		9,171	3,718	—		3,718
Other Income	1,455	—		1,455	5,592	—		5,592
Total revenues	256,208	5,352		261,560	238,891	18,939		257,830
Less:
Commission expense	91,906	9,494	(4)	101,400	71,346	38,352	(4)	109,698
Member benefit claims	17,334	—		17,334	23,774	—		23,774
Net losses and loss adjustment expenses	55,102	—		55,102	40,324	—		40,324
Net revenues	91,866	(4,142)		87,724	103,447	(19,413)		84,034
Expenses:
Interest expense	4,312	—		4,312	5,249	—		5,249
Payroll and employee commissions	28,065	—		28,065	29,626	—		29,626
Depreciation and amortization expenses	10,413	(2,977)	(5)	7,436	24,977	(17,189)	(5)	7,788
Other expenses	23,976	304	(6)	24,280	23,146	1,697	(6)	24,843
Total operating expenses	66,766	(2,673)		64,093	82,998	(15,492)		67,506
Income before taxes from continuing operations	$25,100	$(1,469)		$23,631	$20,449	$(3,921)		$16,528

Insurance operating metrics: (7)
Retention ratio	33.5%			31.1%	42.4%			31.6%
Underwriting ratio	66.5%			68.9%	57.6%			68.4%
Expense ratio	25.3%			23.7%	33.1%			24.5%
Combined ratio	91.8%			92.6%	90.7%			92.9%

(1)	Includes net realized and unrealized gains and (losses) on investments.
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
(7)
The combined ratio is a measure of underwriting performance and represents the relationship of net losses and loss adjustment expense, commission expense, member benefit claims and payroll, depreciation and other expenses to earned premiums, service and administrative fees, ceding commissions and other income. A combined ratio less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss. The combined ratio is the sum of the underwriting ratio and the expense ratio. The underwriting ratio represents the relationship of net losses and loss adjustment expense, commission expense, member benefit claims to earned premiums, service and administrative fees, ceding commissions and other income. The expense ratio represents the relationship of payroll, depreciation and other expenses to earned premiums, service and administrative fees, ceding commissions and other income. Retention ratio is the relationship of net revenues less interest income to total revenues less interest income.

Insurance and insurance services segment pre-tax income was $25.1 million for the nine months ended September 30, 2016, an increase of $4.7 million or 22.7% over the prior year period operating results. The primary drivers of the improvement in period-over-period results was a reduction in depreciation and amortization expenses associated with the VOBA of $14.6 million, reduction in operating expenses of $1.6 million, partially offset by reduced net revenues of $11.6 million.

As Adjusted pre-tax income was $23.6 million for the nine months ended September 30, 2016, an increase of $7.1 million or 43.0%. The primary drivers of the period-over-period improvement include an increase in net revenues of $3.7 million driven by improvements in investment income and increased earned premiums and service fees, partially offset by higher net loss and loss adjustment expense. As Adjusted operating expenses were down $3.4 million as a result of actions taken throughout 2015 to reduce headcount and professional fees in addition to lower interest expense.

Gross & Net Written Premiums

Gross written premium represents total premiums from each insurance policy that we write during a reporting period based on the effective date of the individual policy. Net written premium is gross written premium less that portion of premium that we cede to third party reinsurers under reinsurance agreements. The amount ceded to each of our reinsurers is based on the contractual formula contained in the individual reinsurance agreements. Net earned premium is the earned portion of our net written premiums. We earn insurance premiums on a pro-rata basis over the term of the policy. At the end of each reporting period, premiums written that are not earned are classified as unearned premiums, which are earned in subsequent periods over the remaining term of the policy. The following tables present gross and net written premiums for the insurance and insurance services segment for the three and nine months ended September 30, 2016 and 2015.

Insurance and Insurance Services Product Written Premiums - Three Months

	Three Months Ended September 30,
($ in thousands)	Credit Protection		Warranty		Specialty Products		Services & Other		Insurance Total
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Gross written premiums	$132,111	$144,205	$16,618	$17,305	$32,674	$29,228	$8	$8	$181,411	$190,746
Ceded premiums	(101,125)	(111,256)	(3,476)	(3,026)	(20,790)	(22,953)	(8)	(8)	(125,399)	(137,243)
Net written premiums	$30,986	$32,949	$13,142	$14,279	$11,884	$6,275	$—	$—	$56,012	$53,503

Percent retained	23.5%	22.8%	79.1%	82.5%	36.4%	21.5%	—%	—%	30.9%	28.0%

Total gross written premiums for the three months ended September 30, 2016 were $181.4 million, which represented a decrease of $9.3 million or 4.9% from the prior year period. The amount of business, or risk, retained was 30.9%, which was up 290 basis points over the prior year period as the Company retained more underwriting risk in 2016 than 2015. Total net premiums written for the three months ended September 30, 2016 were $56.0 million, up $2.5 million or 4.7% from the same period year-over-year. Credit protection net premiums written for the three months ended September 30, 2016 were $31.0 million, lower than the previous year period operating results by $2.0 million. Warranty products were $13.1 million, down $1.1 million from the prior year period operating results. Specialty products net written premiums for the three months ended September 30, 2016 were $11.9 million, up $5.6 million from the prior year period operating results.

Insurance and Insurance Services Product Written Premiums - Nine Months

	Nine Months Ended September 30,
($ in thousands)	Credit Protection		Warranty		Specialty Products		Services & Other		Insurance Total
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Gross written premiums	$364,842	$389,510	$44,078	$36,989	$131,306	$75,586	$21	$32	$540,247	$502,117
Ceded premiums	(274,631)	(301,983)	(9,033)	(5,396)	(104,186)	(63,005)	(21)	(32)	(387,871)	(370,416)
Net written premiums	$90,211	$87,527	$35,045	$31,593	$27,120	$12,581	$—	$—	$152,376	$131,701

Percent retained	24.7%	22.5%	79.5%	85.4%	20.7%	16.6%	—%	—%	28.2%	26.2%

Total gross written premiums for the nine months ended September 30, 2016 were $540.2 million, which represented an increase of $38.1 million or 7.6% from the prior year period. The amount of business retained was 28.2%, up from 26.2% in the prior year period as the Company retained more risk in 2016 than 2015. Total net premiums written for the nine months ended September 30, 2016 were $152.4 million, up $20.7 million or 15.7% from the same period year-over-year. Credit protection net premiums written for the nine months ended September 30, 2016 were $90.2 million, higher than the previous year period operating results by $2.7 million. Warranty products were $35.0 million, up $3.5 million from the prior year period and specialty products net written premiums for the nine months ended September 30, 2016 were $27.1 million, up $14.5 million from the prior year period.

Revenues

Insurance and insurance services segment revenues are generated by the sale of the following insurance products: credit protection, warranty, specialty products and other. Credit protection products include the following types of insurance: credit life, credit disability, credit property, involuntary unemployment, and accidental death and dismemberment. Warranty products include mobile device protection, furniture and appliance service contracts and auto service contracts. Specialty products are primarily non-standard auto insurance and other property-casualty products. Services and other revenues principally represent investment income, fees for insurance sales and business process outsourcing services, and interest for premium and mobile device plan financing, and include the impact to fee income, ceding commissions, and commissions expense from the purchase accounting effect of VOBA related to insurance contracts. The net revenue impact of VOBA, which is additive to net revenue, is substantially offset by increased amortization expense recorded in depreciation and amortization expense.

The main components of revenue are service and administrative fees, ceding commissions, earned premiums, net and investment income. Total revenues were $79.1 million for the three months ended September 30, 2016, down $8.9 million, or 10.1% over the prior year period. The decrease was primarily driven by reduced ceding commissions of $10.1 million which was a result of severe storms in Louisiana and the southeast United States and was largely offset within commission expense as much of the risk within those products was retained with our partners through producer owned reinsurance companies or ceded to re-insurers. For the quarter, earned premiums increased $3.7 million and investment income increased $2.3 million, which was offset by reductions in service and administrative fees of $3.7 million and other income of $1.0 million.

Total revenues were $256.2 million for the nine months ended September 30, 2016, up $17.3 million, or 7.2% over the prior year period. The increase was primarily driven by an increase in earned premiums of $17.6 million, or 14.5%, an increase of $7.4 million, or 9.6%, in service and administrative fees, and an increase of $5.4 million in investment income, partially offset by decreases in ceding commissions of $9.0 million and other income of $4.1 million.

The following tables present As Adjusted product revenue mix within the insurance and insurance services segment for the three and nine months ended September 30, 2016 and 2015. We use As Adjusted net revenues as another means of understanding product contributions to our results and provides a comparison of period-over-period risk retained by the Company. As Adjusted net revenues are shown as total revenue less commissions paid, member benefit claims and net loss and loss adjustment expenses adjusted to eliminate the effects of purchase price accounting. Period-over-period comparisons of total revenues are often impacted by our clients’ choice as to whether to retain risk, the impact of which is visible in this metric. The following table should be read in conjunction with the table above, presenting As Adjusted results reconciled to GAAP results.

Insurance and Insurance Services Product As Adjusted Net Revenues - Three Months

	Three Months Ended September 30,
($ in thousands)	Credit Protection		Warranty		Specialty Products		Services and Other(1)		Insurance Total
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Income:
Earned premiums	$29,173	$31,106	$9,139	$7,787	$9,297	$4,991	$—	$—	$47,609	$43,884
Service and administrative fees	10,865	10,419	11,788	19,931	2,504	1,295	1,819	2,051	26,976	33,696
Ceding commissions	1,465	12,331	1	5	—	—	—	—	1,466	12,336
Interest income (2)	—	—	—	—	—	—	3,543	1,294	3,543	1,294
Other income	71	52	(22)	1,554	5	31	661	96	715	1,733
Total revenue	41,574	53,908	20,906	29,277	11,806	6,317	6,023	3,441	80,309	92,943

Income Adjustments:
Net losses and member benefit claims	7,918	7,173	10,099	11,441	7,900	4,256	(36)	33	25,881	22,903
Commissions	18,386	30,223	5,979	9,121	1,611	767	176	82	26,152	40,193
Total income adjustments	26,304	37,396	16,078	20,562	9,511	5,023	140	115	52,033	63,096

As Adjusted net revenues	$15,270	$16,512	$4,828	$8,715	$2,295	$1,294	$5,883	$3,326	$28,276	$29,847

(1) Services and Other include Consecta, Financial Services, Insurance Services, ImageWorks and Other
(2) Includes net realized and unrealized gains (losses) on investments

As Adjusted net revenues for the three months ended September 30, 2016 were $28.3 million, down $1.6 million or 5.3% from the comparable 2015 period. Credit protection As Adjusted net revenues were $15.3 million, lower than the comparable 2015 period operating results by $1.2 million or 7.5%. Warranty products, including cell phone protection, were $4.8 million for the three months ended September 30, 2016, down $3.9 million or 44.6% from the comparable 2015 period. Specialty products As Adjusted net revenue for the three months ended September 30, 2016 were $2.3 million, up 77.4% from the prior year period.

Commission expense is incurred on most product lines, the majority of which are retrospective commissions paid to distributors and retailers selling our products, including credit insurance policies, motor club memberships, mobile device protection and warranty service contracts. Credit insurance commission rates are, in many cases, set by state regulators and are also impacted by market conditions and retention levels. Total commission expense of $24.0 million for the three months ended September 30, 2016, was down $14.0 million, driven by reduced payments to our distributors and retailers as a result of losses from increased claims activity in the South and Southeast regions of the United States. This reduction was partially offset by the increase in policies issued in the warranty and specialty product lines. For the three months ended September 30, 2016, commission expense adjusted for the impact of purchase accounting was $26.2 million, down $14.0 million from the prior year period as a result of the drivers described above.

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

Member benefits claims and net losses and loss adjustment expenses, combined were $25.9 million for the three months ended September 30, 2016, with net losses and loss adjustments up $5.0 million period-over-period, partially offset by a reduction in member benefit claims of $2.0 million. The increase in net losses over the prior year period was a function of growth in earned premiums in non-standard auto and motor club and credit life, partially offset by lower claims in mobile devices.

Insurance and Insurance Services Product As Adjusted Net Revenues - Nine Months

	Nine Months Ended September 30,
($ in thousands)	Credit Protection		Warranty		Specialty Products		Services and Other(1)		Insurance Total
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Income:
Earned premiums	$88,192	$88,679	$27,394	$21,527	$22,930	$10,738	$—	$—	$138,516	$120,944
Service and administrative fees	33,975	23,860	41,093	58,718	8,577	3,148	5,752	7,091	89,397	92,817
Ceding commissions	23,018	34,735	2	24	—	—	1	—	23,021	34,759
Interest income (2)	—	—	—	—	—	—	9,171	3,718	9,171	3,718
Other income	199	159	64	5,065	5	86	1,187	282	1,455	5,592
Total revenue	145,384	147,433	68,553	85,334	31,512	13,972	16,111	11,091	261,560	257,830

Income Adjustments:
Net losses and member benefit claims	21,727	20,412	30,529	35,198	20,172	8,365	8	123	72,436	64,098
Commissions	76,707	82,312	20,280	25,864	4,036	1,465	377	57	101,400	109,698
Total income adjustments	98,434	102,724	50,809	61,062	24,208	9,830	385	180	173,836	173,796

As Adjusted net revenues	$46,950	$44,709	$17,744	$24,272	$7,304	$4,142	$15,726	$10,911	$87,724	$84,034

(1) Services and Other include Consecta, Financial Services, Insurance Services, ImageWorks and Other
(2) Includes net realized and unrealized gains (losses) on investments

As Adjusted net revenues for the nine months ended September 30, 2016 were $87.7 million, up $3.7 million or 4.4% from the comparable 2015 period. Credit protection As Adjusted net revenues for the nine months ended September 30, 2016 were $47.0 million, higher than the comparable 2015 period operating results by $2.2 million or 5.0%. Warranty products, including cell phone protection, were $17.7 million for the nine months ended September 30, 2016, down $6.5 million or 26.9% from the comparable 2015 period. Specialty products As Adjusted net revenue for the nine months ended September 30, 2016 were $7.3 million, up 76.3% from the prior year period operating results due to increased earned premiums and service and administrative fees. Credit protection products and specialty products continue to provide opportunities for growth through a combination of expanded product offerings, new clients and geographic expansion in the latter case.

Total commission expense of $91.9 million for the nine months ended September 30, 2016, was driven by the increase in policies issued in the credit life and specialty auto warranty and insurance products. For the nine months ended September 30, 2016, as adjusted, commission expense was $101.4 million, down $8.3 million from the prior year as a result of reduced commissions owed to distributors from losses mentioned earlier.

Member benefits claims and net losses and loss adjustment expenses, combined were $72.4 million for the nine months ended September 30, 2016, with net losses and loss adjustments up $14.8 million period-over-period, partially offset by a reduction in member benefit claims of $6.4 million. The increase in net losses over the prior year period was a function of growth in earned premiums in non-standard auto and motor club and credit life, partially offset by lower claims in mobile devices.

Expenses

Operating expenses in the insurance and insurance services segment are composed of payroll and employee commissions, interest expense, professional fees, depreciation and amortization expenses and other expenses. Segment operating expenses for the three months ended September 30, 2016 were $21.2 million, a decrease of $2.9 million or 12.1% as compared to the previous year period costs. The primary driver of the period-over-period decrease was attributable to lower depreciation and amortization expense as a result of the decline in the purchase accounting impact from the amortization of the fair value attributed to the insurance policies and contracts acquired, which was $0.5 million for the three months ended September 30, 2016 versus $3.1 million in the comparable 2015 period. As adjusted operating expenses of $20.7 million were down period-over-period as a result of the cost reduction efforts described above.

Segment operating expenses for the nine months ended September 30, 2016 were $66.8 million, a decrease of $16.2 million or 19.6% as compared to the previous year period costs. The primary driver of the period-over-period decrease was attributable to lower depreciation and amortization expense as a result of the decline in the purchase accounting impact from the amortization of the fair value attributed to the insurance policies and contracts acquired, which was $3.0 million for the nine months ended September 30, 2016 versus $17.2 million in the comparable 2015 period. As Adjusted operating expenses of $64.1 million were down by $3.4 million period-over-period as a result of the cost reduction efforts described above.

Adjusted EBITDA

Adjusted EBITDA was $11.6 million and $35.0 million for the three and nine months ended September 30, 2016, respectively. The key drivers of Adjusted EBITDA growth was higher credit insurance and specialty products net revenues, increased investment income, and lower operating expenses, adjusted for the impact of purchase accounting effects, partially offset by lower warranty revenues driven by competition in the cell phone warranty business. See “Non-GAAP Financial Measures” below for a reconciliation to GAAP net income.

Specialty Finance segment - operating results for the Three Months Ended September 30, 2016 and September 30, 2015

	Three Months Ended September 30,
	Siena		Mortgage Business		Total Specialty Finance
($ in thousands)	2016	2015	2016	2015	2016	2015
Net realized and unrealized gains (losses)	$(56)	$(51)	$1,693	$(707)	$1,637	$(758)
Interest income	2,165	1,345	1,097	1,029	3,262	2,374
Gain on sale of loans held for sale, net	—	—	20,045	14,859	20,045	14,859
Loan fee income	1,419	1,030	2,496	1,814	3,915	2,844
Other income	—	—	154	29	154	29
Total revenue	3,528	2,324	25,485	17,024	29,013	19,348

Interest expense	595	293	1,337	924	1,932	1,217
Payroll and employee commissions	1,237	1,092	15,629	10,724	16,866	11,816
Depreciation and amortization	15	70	233	199	248	269
Other expenses	829	522	4,957	4,273	5,786	4,795
Total expense	2,676	1,977	22,156	16,120	24,832	18,097
Pre-tax income (loss)	$852	$347	$3,329	$904	$4,181	$1,251
Specialty Finance segment - operating results for the Nine Months Ended September 30, 2016 and September 30, 2015

	Nine Months Ended September 30,
	Siena		Mortgage Business		Total Specialty Finance
($ in thousands)	2016	2015	2016	2015	2016	2015
Net realized and unrealized (losses) gains	$(290)	$(51)	$1,377	$245	$1,087	$194
Interest income	5,723	3,735	2,826	1,814	8,549	5,549
Gain on sale of loans held for sale, net	—	—	48,412	21,531	48,412	21,531
Loan fee income	3,404	2,841	5,892	3,284	9,296	6,125
Other income	—	68	446	116	446	184
Total revenue	8,837	6,593	58,953	26,990	67,790	33,583
	`
Interest expense	1,351	809	3,001	1,753	4,352	2,562
Payroll and employee commissions	3,591	3,082	38,211	16,978	41,802	20,060
Depreciation and amortization	45	203	619	312	664	515
Other expenses	1,970	1,448	13,492	6,744	15,462	8,192
Total expense	6,957	5,542	55,323	25,787	62,280	31,329
Pre-tax income (loss)	$1,880	$1,051	$3,630	$1,203	$5,510	$2,254

The specialty finance segment is comprised of the operations of Siena, a commercial finance company, which is 62% owned by the Company and our mortgage origination business, which include, Reliance, which is 100% owned as of July 1, 2015 and Luxury, which is 67.5% owned by the Company.

Results

Specialty finance pre-tax income was $4.2 million for the three months ended September 30, 2016, compared with $1.3 million for the same period in 2015. The key drivers of the increase were increases in mortgage origination volume and average loans outstanding at Siena over the prior year period. Segment revenues were $29.0 million for the three months ended September 30, 2016, compared with $19.3 million for the comparable 2015 period, an increase of $9.7 million or 50.0%. Segment expenses were $24.8 million in the three months ended September 30, 2016, compared with $18.1 million in the comparable 2015 period, an increase of $6.7 million or 37.2%. Margins expanded as revenue growth outpaced expense increases as the businesses scaled operations and increased volumes.

For the nine months ended September 30, 2016, specialty finance pre-tax income was $5.5 million compared with $2.3 million for the same period in 2015. Segment revenues were $67.8 million for the nine months ended September 30, 2016, compared with $33.6 million for the comparable 2015 period, an increase of $34.2 million or 101.9%. Segment expenses were $62.3 million in the nine months ended September 30, 2016, compared with $31.3 million in the comparable 2015 period, an increase of $31.0 million or 98.8%. The increases are primarily driven by the acquisition of Reliance and increased originations volume.

Adjusted EBITDA

Specialty finance Adjusted EBITDA was $4.5 million for the three months ended September 30, 2016 compared to $1.6 million in the prior year period. Adjusted EBITDA was $6.3 million for the nine months ended September 30, 2016 compared to $2.9 million in the prior year period. The increases in Adjusted EBITDA were driven by the same factors that impacted pre-tax income explained above. See “Non-GAAP Financial Measures” below for a reconciliation to GAAP net income.

Siena

Siena’s pre-tax income was $0.9 million for the three months ended September 30, 2016, compared with pre-tax income of $0.3 million for the comparable 2015 period. Siena’s pre-tax income was $1.9 million for the nine months ended September 30, 2016, compared with pre-tax income of $1.1 million for the comparable 2015 period. The increase in Siena’s results was driven by increased loan originations and higher utilization rates of facilities by borrowers which increased interest income and loan fees. Higher revenues were partially offset by higher payroll and operating expenses as loans outstanding continue to grow.

Revenues

Siena’s revenues totaled $3.5 million for the three months ended September 30, 2016, compared with $2.3 million for the same period in 2015, an increase of $1.2 million or 51.8%. Siena had average earning assets of $90.6 million for the three months ended September 30, 2016, compared with $62.2 million for the comparable 2015 period, an increase of 45.7%.

Siena’s revenues totaled $8.8 million for the nine months ended September 30, 2016, compared with $6.6 million for the same period in 2015, an increase of $2.2 million or 34.0%. Siena had average earning assets of $72.8 million for the nine months ended September 30, 2016, compared with $54.7 million for the comparable 2015 period, an increase of 33.1%. The increase in revenue was primarily driven by an increase in lending volume and interest margins as well as increases in one time fees and administrative fees.

Expenses

Siena’s expenses were $2.7 million for the three months ended September 30, 2016, compared with $2.0 million in the comparable 2015 period, an increase of $0.7 million or 35.4%. Expenses were $7.0 million for the nine months ended September 30, 2016, compared with $5.5 million in the comparable 2015 period, an increase of $1.4 million or 25.5%. Siena’s expenses are comprised primarily of payroll and employee commissions, interest and other expenses. Growth in expenses was at a slower pace than the increase in lending volume as the additions to headcount had less of an increase than the growth in volume.

Mortgage Business

Selected mortgage margin and product mix analysis

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Funded volume	$535,233	$411,909	$1,258,133	$791,262
Brokered volume	30,530	30,568	72,418	90,446
Total origination volume	$565,763	$442,477	$1,330,551	$881,708

Sold volume (basis points of total origination volume)	$498,470	$424,153	$1,228,349	$782,882

Net revenue	426.8	363.5	420.5	286.0
Expenses
Commissions	103.4	89.0	98.4	77.4
Non commission payroll expenses	172.8	153.4	188.8	115.1
Total other expense	91.7	100.7	106.1	79.8
Total expenses	367.9	343.1	393.3	272.3
Pre-tax income (loss)	58.9	20.4	27.2	13.7

Percent of volume
Agency	39.4%	35.6%	36.9%	29.6%
FHA/VA	32.6	28.0	32.0	15.8
Jumbo/other	20.3	27.0	22.6	37.2
Total retail	92.3	90.6	91.5	82.6
Wholesale	2.4	2.5	3.1	7.2
Brokered	5.3	6.9	5.4	10.2
Total	100%	100%	100%	100%
The mortgage business’s pre-tax income was $3.3 million for the three months ended September 30, 2016, compared with $0.9 million for the same period in 2015, an increase of $2.4 million. Mortgage origination volume improved from $442.5 million for the three months ended September 30, 2015 to $565.8 million for the current year, while realizing 63.3 basis points improvement in net revenue margins year-over-year. Increased revenues were partially offset by higher expenses, which increased from $16.1 million for the three months ended September 30, 2015 to $22.2 million for the same period in 2016.

The mortgage business’s pre-tax income was $3.6 million for the nine months ended September 30, 2016, compared with $1.2 million for the same period in 2015. Mortgage origination volume improved 50.9% from $881.7 million for the nine months ended September 30, 2015 to $1,330.6 million for the current year period while realizing 134.5 basis points improvement in revenue margins year-over-year. This was primarily a result of the inclusion of Reliance’s volume and change in product mix towards higher margin government and agency products. Increased revenues were offset by higher expenses, which increased from $25.8 million for the nine months ended September 30, 2015 to $55.3 million for the nine months 2016.

The primary driver of higher expenses for the three and nine months ended September 30, 2016 was a combination of the inclusion of Reliance, higher payroll and other employee expenses plus higher marketing costs to support the higher number of sales personnel. Total mortgage headcount increased from 472 to 565, or by 19.7% which was a driver of increased expenses.

Revenues

Total origination volume increased from $442.5 million for the three months ended September 30, 2015 to $565.8 million for the three months ended September 30, 2016 and from $881.7 million in the nine months ended September 30, 2015 to $1,330.6 million in the nine months ended September 30, 2016. Funded volume increased at a faster pace than brokered volume primarily due to the fact that the substantial majority of Reliance’s volume is in this category. Total sold volume in the three months ended September 30, 2016 was $498.5 million, up from $424.2 million in the comparable 2015 period. Total sold volume in the nine months ended September 30, 2016 was $1,228.3 million, up from $782.9 million in the comparable 2015 period.

Net revenue margins also improved for the three and nine months ended September 30, 2016. The primary driver of the improved margins was the higher mix of FHA/VA and agency volumes. Agency and FHA/VA originations tend to have higher net revenue margin than jumbo and brokered volumes.

Mortgage revenues are comprised of gain on sale on mortgages originated and sold to investors, gains and losses on the mortgage pipeline of interest rate lock commitments and mortgage loans held for sale and the associated hedges, net interest income on mortgages held for sale, and fees associated with the mortgage origination business. Loan fees are primarily comprised of loan application fees, appraisal fees, document preparation fees, broker fees earned and loan underwriting fees. Revenues for the three months ended September 30, 2016 were $25.5 million compared with $17.0 million for the three months ended September 30, 2015, an increase of $8.5 million or 49.7%. Mortgage revenues for the nine months ended September 30, 2016 were $59.0 million compared with $27.0 million for the prior year, an increase of $32.0 million or 118.4%. The primary driver of the increase in revenue for the three and nine months ended September 30, 2016 were the same volume and margin factors that impacted pretax income.

Expenses

Mortgage expenses are composed of payroll and employee commissions, professional fees and other expenses. Expenses for the three months ended September 30, 2016 were $22.2 million compared with $16.1 million for the comparable period in 2015, an increase of $6.0 million or 37.4%. For the nine months ended September 30, 2016 expenses were $55.3 million compared with $25.8 million for the comparable period in 2015, an increase of $29.5 million or 114.5%. The primary driver of higher expenses for the three and nine months ended September 30, 2016 were the same expense factors that impacted pre-tax income.

Real Estate segment - operating results for the Three and Nine Months Ended September 30, 2016 and September 30, 2015

	Real Estate
	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2016	2015	2016	2015
Net realized and unrealized gains (losses)	$51	$(580)	$—	$(696)
Interest income	26	25	72	69
Rental revenue	14,529	11,189	40,764	31,725
Other income	1,089	926	3,368	2,236
Total revenue	15,695	11,560	44,204	33,334

Interest expense	2,271	1,828	6,220	4,968
Payroll and employee commissions	6,270	4,171	17,661	12,223
Depreciation and amortization	3,096	3,932	10,636	11,265
Other expenses	4,531	4,241	15,174	13,640
Total expense	16,168	14,172	49,691	42,096
Pre-tax income (loss)	$(473)	$(2,612)	$(5,487)	$(8,762)

The Company’s real estate segment consists of its wholly-owned Care subsidiary, the current focus of which is investing in seniors housing properties. As of September 30, 2016, Care’s portfolio consists of 27 properties across 10 states primarily in the Mid-Atlantic and Southern United States comprised of 11 Triple Net Lease (“NNN”) Properties and 16 Managed Properties.

In Triple Net Lease Properties, Care owns the real estate and enters into a long term lease with an operator who is typically responsible for bearing operating costs, including maintenance, utilities, taxes, insurance, repairs and capital improvements. The operations of the Triple Net Lease Properties are not consolidated since Care does not manage or own the underlying operations. For Triple Net Lease Properties operations, Care recognizes primarily rental income from the lease since substantially all expenses are passed through to the tenant. In Managed Properties, Care generally owns between 65-80% of the real estate and the operations with affiliates of the management company owning the remainder. Care therefore consolidates all of the assets, liabilities, income and expense of the Managed Properties operations in segment reporting. The real estate segment operating results present revenues and expenses, which include amounts attributable to non-controlling interests, by property type in our real estate segment for the three and nine months ended September 30, 2016 and 2015.

In addition to Adjusted EBITDA, we also evaluate performance of our real estate segment based on net operating income (“NOI”), which is a non-GAAP measure. We consider NOI an important supplemental measure used to evaluate the operating performance of our real estate segment because it allows investors, analysts and our management to assess our unlevered property-level operating results and to compare our operating results between periods and to the operating results of other real estate companies on a consistent basis. We define NOI as total revenue less property operating expense. Property operating expenses and resident fees and services are not relevant to Care’s Triple Net Lease Properties since Care does not manage the underlying operations and substantially all expenses are passed through to the tenant. Our calculation of NOI may differ from similarly titled non-GAAP financial measures used by other companies. NOI is not a measure of financial performance or liquidity under GAAP and should not be considered a substitute for pre-tax income. The following tables include a reconciliation of NOI to pre-tax income for the three and nine months ended September 30, 2016 and 2015.

Real Estate Product Operating Results

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
($ in thousands)	NNN Operations	Managed Properties	Real Estate Total	NNN Operations	Managed Properties	Real Estate Total
Revenues:
Resident fees and services	$—	$841	$841	$—	$678	$678
Rental revenue	1,844	12,685	14,529	1,844	9,344	11,188
Less: Property operating expenses	—	9,599	9,599	—	7,489	7,489
Segment NOI	$1,844	$3,927	$5,771	$1,844	$2,533	$4,377
Segment NOI Margin % (1)		29.0%			25.3%

Other income			$324			$(307)
Less: Expenses:
Interest expense			2,271			1,828
Payroll and employee commissions			617			529
Depreciation and amortization			3,095			3,932
Other expenses			583			393
Pre-tax income (loss)			$(471)			$(2,612)

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
($ in thousands)	NNN Operations	Managed Properties	Real Estate Total	NNN Operations	Managed Properties	Real Estate Total
Revenues
Resident fees and services	$—	$2,625	$2,625	$—	$1,663	$1,663
Rental revenue	5,533	35,231	40,764	4,662	27,062	31,724
Less: Property operating expenses	—	27,600	27,600	—	21,674	21,674
Segment NOI	$5,533	$10,256	$15,789	$4,662	$7,051	$11,713
Segment NOI Margin % (1)		27.1%			24.5%

Other income			$815			$(54)
Less: Expenses
Interest expense			6,220			4,968
Payroll and employee commissions			1,900			1,654
Depreciation and amortization			10,635			11,265
Other expenses			3,335			2,534
Pre-tax income (loss)			$(5,486)			$(8,762)
(1) NOI Margin % is the relationship between Segment NOI and Resident fees and services and rental revenue
Results

Care had a pre-tax loss of $0.5 million for the three months ended September 30, 2016, compared with pre-tax loss of $2.6 million for the same period in 2015. For the nine months ended September 30, 2016, Care had a pre-tax loss of $5.5 million compared with pre-tax loss of $8.8 million for the same period in 2015. The increase in the number of properties acquired by Care has generated higher rental and other income in the 2016 periods compared with the comparable 2015 periods. However the Company also incurred additional depreciation, amortization and interest expenses as a consequence of the additional properties. As a result, the lower losses in both periods was driven by greater growth in rental income, due to both improvements in the underlying properties and the addition of new properties, than operating expenses, including depreciation and amortization related to purchase accounting for acquired properties.

Care’s segment NOI was $5.8 million for the three months ended September 30, 2016, compared with $4.4 million in the prior year period, an increase of $1.4 million or 31.8%. Care’s NOI was $15.8 million for the nine months ended September 30, 2016, compared with $11.7 million in the prior year period, an increase of $4.1 million or 34.8%. The primary drivers of improvement in NOI in both periods was an increase in rental revenue partially offset by increased property operating expenses.
In addition, several of Care’s recent acquisitions included properties that Care and its operating partners are enhancing through renovation projects and other capital upgrades in an effort to grow revenue and to allow them to operate more efficiently. As indicated in the tables above, NOI margins on Managed Properties improved from 24.5% to 27.1% for nine months ended September 30, 2016 against the prior year period. As the more recently acquired facilities ramp up and stabilize, we expect our results to reflect additional NOI margin improvements.

Revenues

Care’s revenues were $15.7 million for the three months ended September 30, 2016, compared with $11.6 million for the comparable 2015 period, an increase of $4.1 million or 35.8%. Rental income in the 2016 period was $14.5 million, compared with $11.2 million for the comparable 2015 period, an increase of $3.3 million or 29.9%. Care earned other income of $1.1 million in the 2016 period, compared to $0.9 million in the comparable 2015 period. Other income was comprised of resident fees and reimbursable escrow earnings.

Care’s revenues were $44.2 million for the nine months ended September 30, 2016, compared with $33.3 million for the comparable 2015 period, an increase of $10.9 million or 32.6%. Rental income in the 2016 period was $40.8 million, compared with $31.7 million for the comparable 2015 period, an increase of $9.0 million or 28.5%. Care earned other income of $3.4 million in the 2016 period, compared to $2.2 million in the comparable 2015 period. The increase in rental revenue and other income for the three and nine months was primarily due to the facilities acquired since the first quarter of 2015.

Expenses

Care’s expenses are comprised of interest expenses on borrowings, payroll expenses (including employees of the managers at each of Care’s Managed Properties), professional fees, depreciation and amortization of properties and leases acquired and other expenses. Expenses for the three months ended September 30, 2016 were $16.2 million, compared with $14.2 million for the same period in 2015, an increase of $2.0 million or 14.1%. For three months ended September 30, 2016, the primary increases period-over-period include property operating expenses of $2.1 million, interest expense of $0.4 million and other costs of $0.3 million, offset by a reduction in depreciation and amortization expenses of $0.8 million. The increase in property operating expenses was primarily attributable to consolidation of the expenses of three properties acquired in the first and third quarters of 2016, which also included an increase in amortization of in-place leases acquired.

Care’s expenses for the nine months ended September 30, 2016 were $49.7 million, compared with $42.1 million for the same period in 2015, an increase of $7.6 million or 18.0%. The primary increases period-over-period include property operating expenses of $5.9 million, interest expense of $1.3 million, payroll and other costs of $1.0 million, partially offset by a reduction in depreciation and amortization expenses of $0.6 million, which also included a decrease in amortization of in-place leases acquired. The increase in property operating expenses was primarily attributable to consolidation of the expenses of the five properties acquired in the first quarter of 2015, and the three acquired in the first and third quarters of 2016.

Care is party to interest rate swaps in order to hedge interest rate exposure associated with its real estate holdings. These instruments swap fixed to floating rate cash streams in order to maintain the economics on this mortgage debt. As a result of movements in interest rates over the nine months ended September 30, 2016, an unrealized loss was recorded in other expenses for $1.5 million.

Adjusted EBITDA

Care had Adjusted EBITDA of $2.9 million for the three months ended September 30, 2016, compared to $1.3 million in the three months ended September 30, 2015, with the drivers being the same as mentioned above for pre-tax income. Care had Adjusted EBITDA of $7.2 million for the nine months ended September 30, 2016, compared to $3.9 million in the nine months ended September 30, 2015, with the drivers being the same as mentioned above for pre-tax income. See “Non-GAAP Financial Measures” below for a reconciliation to GAAP net income.

Asset Management segment - operating results for the Three and Nine Months Ended September 30, 2016 and September 30, 2015

($ in thousands)	Asset Management segment
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Fees earned from CLOs	$4,558	$2,646	$9,554	$8,219
Other management fee income	23	(13)	111	88
Other income	(22)	—	307	—
Total revenue	4,559	2,633	9,972	8,307

Payroll and employee commissions	2,220	1,515	4,701	4,766
Other expenses	35	155	229	492
Total expense	2,255	1,670	4,930	5,258

Pre-tax income	$2,303	$963	$5,041	$3,049

Results

The Company’s asset management segment is comprised of its subsidiary Telos which generates fee income from CLOs. It manages total fee earning AUM of $1.9 billion as of September 30, 2016, compared to $1.8 billion as of September 30, 2015.

Pre-tax income for the asset management segment was $2.3 million for the three months ended September 30, 2016, compared with $1.0 million for the 2015 period, an increase of $1.3 million. The key drivers were an increase in management fee revenues of $1.9 million partially offset by increased employee commissions and other expenses of $0.6 million. The increase was due principally to incentive fees, in combination with the management fees accrued from Telos 7 which was launched in the second quarter of 2016.

For the nine months ended September 30, 2016, pre-tax income was $5.0 million compared with $3.0 million for the 2015 period, an increase of $2.0 million. Asset management fees totaled $10.0 million in the nine months ended September 30, 2016, compared to $8.3 million for the prior year period. The increase was due principally to an increase in incentive fees in the third quarter of 2016 and the launch of Telos 7 in the second quarter of 2016. Additionally, a gain on extinguishment of an obligation to share future subordinated management fees of Telos 6 with a third party was recorded in the first half of 2016.

Adjusted EBITDA

Asset management segment adjusted EBITDA was $2.3 million and $5.0 million for the three and nine months ended September 30, 2016, respectively, compared to $1.0 million and $3.0 million for the comparable prior year periods. The increase was driven by the same factors discussed above under “Results”. See “Non-GAAP Financial Measures” below for a reconciliation to GAAP net income.

Net Income attributable to CLOs managed by the Company - for the Three and Nine Months Ended September 30, 2016 and September 30, 2015

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

The table below shows the Company’s share of the results attributable to the CLOs, some of which are consolidated and some of which are not consolidated, which is a non-GAAP measure, for the three and nine months ended September 30, 2016. Management believes this information is helpful for period-over-period comparative purposes as four of our seven CLOs were deconsolidated as of year-end 2015.

($ in thousands)	Three Months Ended September 30,
	2016			2015
	Consolidated	Non consolidated(1)	Non-GAAP total	Consolidated(2)	Non consolidated(1)	Non-GAAP total
Management fees paid by the CLOs to the Company(3)	$743	$3,815	$4,558	$652	$1,994	$2,646
Distributions from the subordinated notes held by the Company	4,323	45	4,368	2,827	62	2,889
Realized and unrealized (losses) gains on subordinated notes held by the Company	(1,034)	108	(926)	(6,681)	(277)	(6,958)
Net (loss) income attributable to the CLOs	$4,032	$3,968	$8,000	$(3,202)	$1,779	$(1,423)

	Nine Months Ended September 30,
	2016			2015
	Consolidated	Non consolidated(1)	Non-GAAP total	Consolidated(2)	Non consolidated(1)	Non-GAAP total
Management fees paid by the CLOs to the Company(3)	$2,169	$7,385	$9,554	$3,493	$4,726	$8,219
Distributions from the subordinated notes held by the Company	10,930	128	11,058	11,644	201	11,845
Realized and unrealized (losses) gains on subordinated notes held by the Company	(3,050)	(123)	(3,173)	(18,583)	(246)	(18,829)
Net (loss) income attributable to the CLOs	$10,049	$7,390	$17,439	$(3,446)	$4,681	$1,235

(1)
Represents amounts from Telos 1, Telos 2, Telos 3 and Telos 4, which have been deconsolidated for the period that we did not own the subordinated notes. See Note—(15) Assets and Liabilities of Consolidated CLOs, in the accompanying consolidated financial statements, regarding the deconsolidation of certain of our CLOs.

(2)	Includes losses of $3.3 million from Telos 2 and Telos 4 for the nine months ended September 30, 2015. Both were deconsolidated and sold in the second quarter of 2015.
(3)	Management fees to Telos are shown net of any management fee participation by Telos to others.

All comparisons reference the Non-GAAP total column in the table above. Including deconsolidated CLOs, pre-tax income from the Company’s CLO business was $8.0 million for the three months ended September 30, 2016 compared with a loss of $1.4 million for the same period in 2015. The primary drivers of the year-over-year increase of $9.4 million were increased management fees of $1.9 million, distributions of $1.5 million and lower realized and unrealized losses incurred on the Company’s holdings of subordinated notes of $6.0 million. The increase in management fees was due to an increase in incentive fees in the third quarter of 2016 and the launch of Telos 7 in the second quarter of 2016. The realized and unrealized losses in the three months ended September 30, 2016 were less than the same period in 2015 due to a recovery of the mark-to-market write-down taken on our CLO subordinated note holdings in the second half of 2015 and first quarter of 2016.

For the nine months ended September 30, 2016, pre-tax income from the Company’s CLO business was $17.4 million compared to $1.2 million in the same period in 2015. The increases were driven by a reduction in losses of $15.6 million, an increase in management fees of $1.3 million partially offset by lower distributions of $0.8 million. The decline in distributions is a result of lower overall subordinated note holdings and the reduction in the realized and unrealized losses was due to a recovery of the marked-to-market position in the 2016 period as compared to the marks taken throughout the 2015 period.

Corporate and Other segment - operating results for the Three and Nine Months Ended September 30, 2016 and September 30, 2015

	Three Months Ended September 30,
($ in thousands)	CLO subordinated notes and tax exempt securities		Credit investments		Corporate		Total
	2016	2015	2016	2015	2016	2015	2016	2015
Total revenue	$146	$(54)	$5,044	$682	$1,279	$(640)	$6,469	$(12)

Total expense	$45	$56	$2,853	$413	$9,369	$8,949	$12,267	$9,418
Distributions from the subordinated notes held by the Company	4,323	2,827	—	—	—	—	4,323	2,827
Realized and unrealized (losses) gains on subordinated notes held by the Company	(1,011)	(6,681)	—	—	—	—	(1,011)	(6,681)
Pre-tax income (loss)	$3,413	$(3,964)	$2,191	$269	$(8,090)	$(9,589)	$(2,486)	$(13,284)

	Nine Months Ended September 30,
($ in thousands)	CLO subordinated notes and tax exempt securities		Credit investments		Corporate		Total
	2016	2015	2016	2015	2016	2015	2016	2015
Total revenue	$(940)	$481	$16,961	$1,045	$7,951	$(1,189)	$23,972	$337

Total expense	$296	$741	$7,532	$1,208	$26,320	$19,438	$34,148	$21,387

	Nine Months Ended September 30,
Distributions from the subordinated notes held by the Company	10,930	11,644	—	—		—	10,930	11,644
Realized and unrealized (losses) gains on subordinated notes held by the Company	(3,347)	(18,583)	—	—	—	—	(3,347)	(18,583)
Pre-tax income (loss)	$6,347	$(7,199)	$9,429	$(163)	$(18,369)	$(20,627)	$(2,593)	$(27,989)

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

Results

Corporate and other revenues comprise net realized and unrealized gains and losses on the Company’s principal investments and credit mitigation transactions. Expenses include corporate level interest expense and payroll, professional fees and other expenses. Corporate payroll expense includes the expense of management, legal and accounting staff. Other expenses primarily consisted of professional fees, insurance, office rent and other expenses.

The corporate and other segment had a pre-tax loss of $2.5 million for the three months ended September 30, 2016, compared with a loss of $13.3 million for the 2015 period, an increase of $10.8 million. The key drivers of year-over-year increase were $7.4 million in CLO subordinated notes performance, $1.9 million in Credit investments (including the Telos 7 warehouse, Telos Credit Opportunities fund and NPLs) and improvement in Corporate principal investments revenues of $1.9 million, partially offset by increases in Corporate expenses of $0.4 million related to payroll and professional services.

For the nine months ended September 30, 2016, the Company recorded a loss of $2.6 million compared with a loss of $28.0 million for the 2015 period, an increase of $25.4 million. The key drivers of year-over-year increase were $13.5 million in CLO subordinated notes and tax exempt securities income, $9.6 million in Credit investments and improvement in Corporate principal investments revenues of $9.1 million, partially offset by increases in Corporate expenses of $6.9 million related to payroll and professional services.

Revenues

For the three months ended September 30, 2016, Corporate and other segment revenues, including distributions from and realized and unrealized gains and losses on subordinated notes, were $9.8 million compared with a loss of $3.9 million in the three months ended September 30, 2015. The increase of $13.7 million was primarily the result of increased gains, distributions, interest income and dividend income on principal investments.

For the nine months ended September 30, 2016, Corporate and other segment revenues, including distributions from and realized and unrealized gains and losses on subordinated notes, were $31.6 million, compared with losses of $6.6 million in the nine months ended September 30, 2015. The increase of $38.2 million was primarily the result of realized and unrealized gains on investments, including subordinated notes, in the 2016 period, compared with realized and unrealized losses in the prior year.

Expenses

Corporate interest expense was $2.0 million in the three months ended September 30, 2016, compared to $1.5 million in the prior year. This interest expense is primarily interest on borrowings under the Company’s credit agreement with Fortress, which debt outstanding was $59.0 million as of June 2016. Corporate interest expense was $5.9 million in the nine months ended September 30, 2016, compared to $4.9 million in the nine months ended September 30, 2015.

Payroll expenses, which include salaries, bonuses and benefits of $4.2 million in the three months ended September 30, 2016, compared to $3.1 million in the three months ended September 30, 2015. Corporate payroll expense includes the expense of management, legal and accounting staff. Payroll expenses were $9.9 million in the nine months ended September 30, 2016, compared to $7.3 million in the nine months ended September 30, 2015. Payroll expenses increased in the 2016 period as the Company expanded its staff as a result of our efforts to improve our reporting and controls infrastructure as well as higher accrued incentive compensation expense for the nine months ended September 30, 2016 as compared to the prior year as a result of higher total Adjusted EBITDA period-over-period.

Other expenses primarily consisted of professional fees, insurance, office rent and other office costs and travel expenses which were $6.0 million in the three months ended September 30, 2016 as compared to $4.7 million in the prior year. Other expenses were $18.1 million in the nine months ended September 30, 2016 as compared to $9.2 million in the nine months ended September 30, 2015. The increase was driven by approximately $6.3 million of incremental costs for credit investments, including NPL the mortgage portfolio and Credit Opportunities fund, and $2.6 million from increased corporate compliance costs associated with being an accelerated filer combined with incremental consulting spend to remediate material weaknesses. Other corporate expenses, including audit and consulting fees, have expanded primarily as a result of implementing enhanced infrastructure and controls, which we estimate was approximately $2.5 million of incremental cost for the nine months ended September 30, 2016.

Provision for income taxes

The total income tax expense of $3.7 million for the three months ended September 30, 2016 and $2.8 million for the three months ended September 30, 2015, is reflected as a component of income (loss) from continuing operations. For the three months ended September 30, 2016, the Company’s effective tax rate (“ETR”) on income from continuing operations was equal to 32.1%, which is lower than the federal and state statutory income tax rates, primarily due to non-controlling interests at certain subsidiaries, the release of valuation allowances on net operating losses at certain subsidiaries, offset by the impact of certain gains and losses treated discretely for the period.
The total income tax expense of $5.3 million for the nine months ended September 30, 2016 and $1.0 million for the nine months ended September 30, 2015, is reflected as a component of income (loss) from continuing operations. For the nine months ended September 30, 2016, the Company’s ETR on income from continuing operations was equal to 19.2%, which does not bear a customary relationship to statutory income tax rates. The ETR for the nine months ended September 30, 2016 is lower than the federal and state statutory income tax rates primarily due to $4.0 million of discrete tax benefits for the period, primarily related to the tax restructuring that resulted in a consolidated corporate tax group effective January 1, 2016. See Note—(1) Organization, in the accompanying consolidated financial statements.
The ETR on income from continuing operations for the nine months ended September 30, 2016 before the tax restructuring benefit was 33.9%. Such ETR is lower than the federal and state statutory income tax rates primarily due to non-controlling interests at certain subsidiaries, the release of valuation allowances on net operating losses at certain subsidiaries, offset by the impact of certain gains and losses treated discretely for the period.

Discontinued operations, net

The Company completed the sale of PFG during the second quarter of 2015. As such, there was no income from discontinued operations in the three or nine months ended September 30, 2016 compared to no income and $23.3 million for the three and nine months ended September 30, 2015, respectively. For further information relating to the sale of PFG see Note—(4) Dispositions, Assets Held for Sale & Discontinued Operations, in the accompanying consolidated financial statements.

Balance Sheet Information - as of September 30, 2016 compared to the year ended December 31, 2015

Tiptree’s total assets were $2.9 billion as of September 30, 2016, compared to $2.5 billion as of December 31, 2015. The $0.4 billion increase in assets is primarily attributable to increases in assets of consolidated CLOs, acquisitions in our real estate segment, increases in loans at amortized cost, as well as increases in accounts premiums and re-insurance receivables at Fortegra, offset slightly by a reduction in loans at fair value and securities available for sale.

Total stockholders’ equity of Tiptree was $286.8 million as of September 30, 2016 compared to $312.8 million as of December 31, 2015. The primary reason for the decrease in Tiptree’s stockholders’ equity was from the repurchase of approximately 16% of the Company’s outstanding Class A shares, and decreases related to dividends paid and stock purchased under the stock purchase plans described below in “Part II—Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.” These reductions were partially offset by increases from shares issuance for compensation, changes in non-controlling interests and retained earnings.

On June 23, 2016, the Company repurchased 5,596,000 shares of Class A common stock of Tiptree for aggregate consideration of $36.4 million. On September 14, 2016, the Company purchased 1,000,000 shares of Class A common stock for $6.15 million. Both transactions were accretive to both book value per share in the current quarter and are expected to be accretive to earnings per share on a GAAP basis. The shares acquired will be held as treasury shares and will not be outstanding for accounting or voting purposes. As of September 30, 2016 there are 34,947,239 shares of Tiptree Class A common stock outstanding.

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

EBITDA and Adjusted EBITDA - Three and Nine Months Ended September 30, 2016 and September 30, 2015.

Reconciliation from the Company’s GAAP net income to Non-GAAP financial measures - EBITDA and Adjusted EBITDA
($ in thousands, unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss) available to Class A common stockholders	$5,905	$(4,553)	$17,593	$9,430
Add: net (loss) income attributable to noncontrolling interests	1,933	(1,835)	4,680	1,957
Less: net income from discontinued operations	—	—	—	23,348
Income (loss) from Continuing Operations of the Company	$7,838	$(6,388)	$22,273	$(11,961)
Consolidated interest expense	7,839	6,329	20,770	17,652
Consolidated income taxes	3,712	2,829	5,298	962
Consolidated depreciation and amortization expense	6,437	10,034	21,899	36,857
EBITDA from Continuing Operations	$25,826	$12,804	$70,240	$43,510
Consolidated non-corporate and non-acquisition related interest expense(1)	(4,989)	(3,484)	(13,223)	(8,127)
Effects of Purchase Accounting (2)	(957)	(4,376)	(4,446)	(19,977)
Non-cash fair value adjustments (3)	—	—	1,416	—
Significant acquisition expenses (4)	248	—	631	1,349
Separation expenses (5)	—	—	(1,736)	—
Adjusted EBITDA from Continuing Operations of the Company	$20,128	$4,944	$52,882	$16,755

Income from Discontinued Operations of the Company	$—	$—	$—	$23,348
Consolidated interest expense	—	—	—	5,226
Consolidated income taxes	—	—	—	3,796
Consolidated depreciation and amortization expense	—	—	—	862
EBITDA from Discontinued Operations	$—	$—	$—	$33,232
Adjusted EBITDA from Discontinued Operations of the Company	$—	$—	$—	$33,232

Adjusted EBITDA of the Company	$20,128	$4,944	$52,882	$49,987

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

(3)	For Care, Adjusted EBITDA excludes the impact of the change of fair value of interest rate swaps hedging the debt at the property level to conform to our updated interest rate hedging policy.
(4)	Acquisition related costs represent costs in connection with Care’s acquisition of properties which included taxes, legal costs and other expenses.
(5)	Consists of payments pursuant to a separation agreement, dated as of November 10, 2015.

Segment EBITDA and Adjusted EBITDA from continuing operations - Three Months Ended September 30, 2016 and September 30, 2015

	Three Months Ended September 30,
($ in thousands)	Insurance and insurance services		Specialty finance		Real estate		Asset management		Corporate and other		Total
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Pre-tax income/(loss)	$8,025	$10,123	$4,181	$1,251	$(473)	$(2,612)	$2,303	$963	$(2,486)	$(13,284)	$11,550	$(3,559)
Add back:
Interest expense	1,626	1,735	1,932	1,217	2,271	1,828	—	—	2,010	1,549	7,839	6,329
Depreciation and amortization expenses	3,031	5,765	248	269	3,096	3,932	—	—	62	68	6,437	10,034
Segment EBITDA	$12,682	$17,623	$6,361	$2,737	$4,894	$3,148	$2,303	$963	$(414)	$(11,667)	$25,826	$12,804

EBITDA adjustments:
Asset-specific debt interest	(140)	(76)	(1,882)	(1,167)	(2,271)	(1,828)	—	—	(696)	(413)	(4,989)	(3,484)
Effects of purchase accounting	(957)	(4,376)	—	—	—	—	—	—	—	—	(957)	(4,376)
Significant acquisition expenses	—	—	—	—	248	—	—	—	—	—	248	—
Segment Adjusted EBITDA	$11,585	$13,171	$4,479	$1,570	$2,871	$1,320	$2,303	$963	$(1,110)	$(12,080)	$20,128	$4,944

Segment EBITDA and Adjusted EBITDA from continuing operations - Nine Months Ended September 30, 2016 and September 30, 2015

	Nine Months Ended September 30,
($ in thousands)	Insurance and insurance services		Specialty finance		Real estate		Asset management		Corporate and other		Total
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Pre-tax income/(loss)	$25,100	$20,449	$5,510	$2,254	$(5,487)	$(8,762)	$5,041	$3,049	$(2,593)	$(27,989)	$27,571	$(10,999)
Add back:
Interest expense	4,312	5,249	4,352	2,562	6,220	4,968	—	—	5,886	4,873	20,770	17,652
Depreciation and amortization expenses	10,413	24,977	664	515	10,636	11,265	—	—	186	100	21,899	36,857
Segment EBITDA	$39,825	$50,675	$10,526	$5,331	$11,369	$7,471	$5,041	$3,049	$3,479	$(23,016)	$70,240	$43,510

EBITDA adjustments:
Asset-specific debt interest	(351)	(219)	(4,200)	(2,444)	(6,220)	(4,968)	—	—	(2,452)	(496)	(13,223)	(8,127)
Effects of purchase accounting	(4,446)	(19,977)	—	—	—	—	—	—	—	—	(4,446)	(19,977)
Non-cash fair value adjustments	—	—	—	—	1,416	—	—	—	—	—	1,416	—
Significant acquisition expenses	—	—	—	—	631	1,349	—	—	—	—	631	1,349
Separation expenses	—	—	—	—	—	—	—	—	(1,736)	—	(1,736)	—
Segment Adjusted EBITDA	$35,028	$30,479	$6,326	$2,887	$7,196	$3,852	$5,041	$3,049	$(709)	$(23,512)	$52,882	$16,755

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

As of September 30, 2016, the Company had unrestricted cash of $66.0 million compared to $69.4 million at December 31, 2015, a net decrease of $3.4 million primarily driven by cash invested in corporate principal investments and operating activities.

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

The Company has a credit facility with Fortress to provide working capital. Loans under the Fortress credit agreement bear interest at LIBOR (with a minimum LIBOR rate of 1.25%), plus a margin of 6.50% per annum. The Company is required to make quarterly principal payments of $0.5 million, subject to adjustment based on the Net Leverage Ratio (as defined in the Fortress credit agreement) at the end of each fiscal quarter. All remaining principal, and any unpaid interest, under the Fortress credit agreement is payable on maturity at September 18, 2018. Operating Company’s outstanding debt under the Fortress credit agreement was $59.0 million as of September 30, 2016 compared to $45.5 million as December 31, 2015. On July 22, 2016 Telos COF I, a subsidiary of Telos Credit Opportunities Fund amended its existing credit agreement with Capital One, N.A. to increase the maximum size of the facility to $150 million and extend the maturity to July 22, 2021. See Note—(16) Debt, net for additional information of the debt of Tiptree and its subsidiaries. On September 23, 2016, the Company entered into a revolving line of credit collateralized by certain NPLs, with a maximum borrowing capacity of $40 million with an initial borrowing of $12.1 million and a maturity in September 2018, with two extensions for one year each.

Consolidated Comparison of Cash Flows

Summary Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2016 and September 30, 2015

($ in thousands)	Nine Months Ended September 30,
	2016	2015
Net cash (used in) provided by:
Operating activities
Operating activities - continuing operations (excluding VIEs)	$(28,548)	$(7,305)
Operating activities - VIEs	(3,505)	18,213
Operating activities - discontinued operations	—	(6,198)
Total cash provided by (used in) operating activities	(32,053)	4,710

Investing activities
Investing activities - continuing operations (excluding VIEs)	(156,353)	(204,604)
Investing activities - VIEs	(96,834)	33,449
Investing activities - discontinued operations	—	11,866
Total cash provided by (used in) investing activities	(253,187)	(159,289)

Financing activities
Financing activities - continuing operations (excluding VIEs)	61,108	196,756
Financing activities - VIEs	220,727	8,573
Financing activities - discontinued operations	—	(5,000)
Total cash provided by (used in) financing activities	281,835	200,329

Net increase (decrease) in cash	$(3,405)	$45,750
The amounts associated with operating, investing and financing activities for the nine months ended September 30, 2016 and 2015 from discontinued operations are presented as a component of the Company’s Consolidated Statements of Cash Flows.
Nine Months Ended September 30, 2016
Operating Activities
Cash used in continuing operations (excluding VIEs) was $28.5 million for the nine months ended September 30, 2016. The primary uses of cash from continuing operations were: increases in notes and accounts receivable and reinsurance receivables at Fortegra as written policies increased significantly, and decreases in deferred revenue and reinsurance payables at Fortegra. The primary sources of cash from continuing operations included mortgage sales outpacing originations, an increase in unearned premiums and policy liabilities at Fortegra as a result of the credit protection and specialty products, and increase in revenues at Care as a result of increased investments in properties during the period.

Cash used in operating activities - VIEs was $3.5 million for the nine months ended September 30, 2016. The primary uses of cash from operating activities - VIEs were due to the increases in accrued interest receivable on the loans.

Investing Activities

Cash used in investing activities from continuing operations (excluding VIEs) was $156.4 million for the nine months ended September 30, 2016. The primary drivers included investments in NPLs and other principal investments at Corporate, investments in real estate properties at Care and increase in loans at Siena.

Cash used in investing activities - VIEs was $96.8 million for the nine months ended September 30, 2016. The primary driver of the cash used in investing activities - VIEs was purchases of loans in Telos 7 during the ramp up period as it converted from a warehouse to a CLO during the second quarter.

Financing Activities

Cash used in financing activities for continuing operations (excluding VIEs) was $61.1 million for the nine months ended September 30, 2016. The primary drivers of the cash used included paydown of the Telos 7 warehouse debt and repurchases of common stock. The sources of cash were from borrowings at Care to fund its investments in real estate, borrowings at Siena, Luxury and Reliance to fund loan growth, increase in debt at Fortegra for working capital, an increase in borrowings at the Telos Credit Opportunities Fund to grow the loan portfolio, and a new borrowing to fund additional investment in NPLs.

Cash provided by financing activities - VIEs was $220.7 million for the nine months ended September 30, 2016 driven primarily by the senior notes issued upon the conversion of Telos 7 from a warehouse to a CLO.

Nine Months Ended September 30, 2015

Operating Activities

Cash used in continuing operations (excluding VIEs) was $7.3 million for the nine months ended September 30, 2015. The primary uses of cash from continuing operations included increased balances in mortgage loans held for sale as a result of higher volume in our mortgage segment, and increases in deferred acquisition costs and reinsurance receivables at Fortegra. The primary sources of cash from continuing operations (excluding VIEs) included operating cash generated at Care, increases in unearned premiums, deferred revenue, reinsurance payables and policy liabilities at Fortegra.

Cash provided by operating activities - VIEs was $18.2 million for the nine months ended September 30, 2015. The primary source of cash from operating activities - VIEs was the net gains on sale of loans in the CLOs.

Cash used in operating activities - discontinued operations was $6.2 million for the nine months ended September 30, 2015. The primary driver of the cash used was a decrease in in future policy benefits payable.

Investing Activities

Cash used in investing activities from continuing operations (excluding VIEs) was $204.6 million for the nine months ended September 30, 2015. The primary uses of cash from investing activities from continuing operations (excluding VIEs) included the acquisition of real estate properties at Care, purchases of loans in the Telos Credit Opportunities Fund, acquisition of NPLs and increases in outstanding loans at Siena. The cash provided by investing activities was primarily driven by the sale of PFG.

Cash provided by investing activities - VIEs was $33.4 million for the nine months ended September 30, 2015. The primary driver of the use of cash in investing activities - VIEs was investments in new loans in the CLOs, more than offset by repayments and sales.

Cash used in investing activities - discontinued operations was $11.9 million for the nine months ended September 30, 2015. The primary driver of cash provided from investing activities was the repayment of policy holder loans, partially offset by the purchases of available for sale debt securities.

Financing Activities

Cash provided by financing activities (excluding VIEs) was $196.8 million for the nine months ended September 30, 2015. The primary sources of cash included increased borrowings at Siena to fund loan growth, borrowings on mortgage warehouse lines and increases in borrowings at Care to fund property acquisitions.

Cash provided by financing activities - VIEs was $8.6 million for the nine months ended September 30, 2015. The primary driver of the sources of cash in financing activities - VIEs was a net increase in debt on the CLOs.

Cash used in financing activities - discontinued operations was $5.0 million for the nine months ended September 30, 2015. The primary driver of the cash used was the repayment of debt outstanding.

Contractual Obligations

The table below summarizes Tiptree’s consolidated contractual obligations by period for payments that are due as of September 30, 2016:

($ in thousands)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Notes payable CLOs (1)	$—	$—	$—	$945,834	$945,834
Credit agreement/Revolving line of credit	92,548	162,647	262,152	—	517,347
Mortgage notes payable and related interest (2)	11,588	25,449	127,058	90,245	254,340
Trust Preferred Securities	—	—	—	35,000	35,000
Operating lease obligations (3)	13,073	6,835	5,178	3,249	28,335
Total	$117,209	$194,931	$394,388	$1,074,328	$1,780,856

(1)	Non-recourse CLO notes payable principal is payable at stated maturity, 2021 for Telos 1, 2022 for Telos 2, 2024 for Telos 3 and Telos 4, 2025 for Telos 5, 2027 for Telos 6 and 2025 for Telos 7.

(2)	See Note —(16) Debt, net, in the accompanying consolidated financial statements for additional information.

(3)
Minimum rental obligation for Tiptree, Care, MFCA, Siena, Reliance, Luxury and Fortegra office leases. The total rent expense for the Company for the nine months ended September 30, 2016 and 2015 was $4.8 million and $4.1 million, respectively.

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

Further disclosure on our off-balance sheet arrangements as of September 30, 2016 is presented in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing as follows:

•	Note —(14) Derivative Financial Instruments and Hedging

•	Note —(15) Assets and Liabilities of Consolidated CLOs

•	Note —(23) Commitments and Contingencies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Pursuant to Item 305(c) of Regulation S-K, we are not required to provide disclosures under this Item.

Item 4. Controls and Procedures

The Company’s management, with the participation of its Executive Chairman, Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of September 30, 2016. Based upon that evaluation, the Company’s Executive Chairman, Chief Executive Officer and Chief Financial Officer have concluded that, because the remediation measures designed to address the material weakness in the Company’s internal control over financial reporting described below have not yet been fully implemented or sufficiently tested, the Company’s disclosure controls and procedures were not effective as of September 30, 2016.

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

As of September 30, 2016, the following material weaknesses in internal control over financial reporting that were reported as of December 31, 2015, still remain material weaknesses:

•
The Company did not design and operate effective process level controls to prevent or detect and correct material misstatements on a timely basis in financial statement accounts at its Care Managed Properties.

•
The Company did not have sufficient knowledgeable resources to operate the Company’s processes and controls at its Care Managed Properties. In addition, the Company failed to establish adequate monitoring activities over its Care Managed Properties to ascertain whether the components of internal control were properly designed and operating effectively.

•
The Company did not design management review controls that operated at a sufficient level of precision over the accounting for and measurement of current and deferred income taxes related to the year-end income tax provision.

As of September 30, 2016, the material weaknesses in internal control over financial reporting for Luxury Mortgage Corp. (Luxury) were remediated based on our assessment that the design, implementation, and testing of controls to remedy these weaknesses were operating effectively. The weaknesses, previously reported as of December 31, 2015, were specifically related to the lack of properly designed process level controls that operate effectively to prevent or detect and correct material misstatements in financial statement accounts, insufficient monitoring activities to ascertain whether the components of internal control for Luxury were properly designed and operating effectively, and lack of sufficient knowledgeable resources to operate Luxury’s processes and controls.

Plan for Remediation of Material Weaknesses

To remediate the material weaknesses in internal control over financial reporting described above which remain unremediated as of September 30, 2016, management, with oversight from the Audit Committee, has dedicated significant resources to improve the Company’s control environment through the following measures:

•	Reviewing and enhancing the efficiency and effectiveness of the design and operation of the processes and controls in place to measure and record transactions related to the Care Managed Properties;

•	Enhancing monitoring activities and management review controls that operate over the Care Managed Properties; and

•	Evaluating and enhancing the level of precision in management review controls over the year-end income tax provision.

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

Changes in Internal Control over Financial Reporting

Other than the measures taken to ensure that the design, implementation, and testing of controls at Luxury to ensure these controls were operating effectively as of September 30, 2016, there were no other changes in internal control over financial reporting during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On August 11, 2016, Tiptree issued 72,868 shares of Class A common stock as additional earn-out consideration pursuant to the Securities Purchase Agreement, dated as of November 24, 2014, among Tiptree and certain of its subsidiaries and the former equity holders of Reliance First Capital, LLC.

(a)	Recent Sales of Unregistered Securities
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity for the three months ended September 30, 2016 was as follows:

Period	Purchaser	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2016 to July 31, 2016: Open Market Purchases	Tiptree	—	$—	—	$—
	Michael Barnes	48,896	5.61	48,896	1,822,036
	Total	48,896	N/A	48,896	$1,822,036

August 1, 2016 to August 31, 2016: Open Market Purchases	Tiptree	—	$—	—	$—
	Michael Barnes	53,423	5.36	53,423	1,535,656
	Total	53,423	N/A	53,423	$1,535,656

September 1, 2016 to September 30, 2016: Open Market Purchases	Tiptree	—	$—	—	$—
	Michael Barnes	47,101	5.82	47,101	1,261,538
	Total	47,101	N/A	47,101	$1,261,538

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

In addition to the share repurchase activity shown in the table above, on September 14, 2016, a subsidiary of Tiptree purchased 1,000,000 shares of Class A common stock of Tiptree for aggregate consideration of $6.15 million. The shares acquired by subsidiaries of Tiptree will be held as treasury shares and therefore will not be outstanding for accounting or voting purposes.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits, Financial Statement Schedules

EXHIBIT INDEX

Exhibit No.	Description
10.1
Stock Purchase Agreement, dated September 14, 2016, by and among Caroline Holdings LLC, Tiptree Financial Inc. and Nomura Securities Co., Ltd. (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on September 14, 2016 and herein incorporated by reference).

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

*
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets for September 30, 2016 and December 31, 2015, (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the period ended September 30, 2016, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Tiptree Financial Inc. has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Tiptree Financial Inc.

Date:	November 8, 2016	By:/s/ Michael Barnes
Michael Barnes
Executive Chairman

Date:	November 8, 2016	By:/s/ Jonathan Ilany
Jonathan Ilany
Chief Executive Officer

Date:	November 8, 2016	By:/s/ Sandra Bell
Sandra Bell
Chief Financial Officer