Form 10-Q
period 2017-03-31
TIPTREE INC.
filed 2017-06-06
CIK 1393726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly period ended March 31, 2017
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
Yes   ☐     No   ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,”“smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                    Accelerated filer ☒
Non-accelerated filer ☐                    Smaller reporting company ☐
Emerging growth company ☐
If an emerging company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of June 5, 2017, there were 35,003,004 shares, par value $0.001, of the registrant’s Class A common stock outstanding (including 4,985,543 shares of Class A common stock held by subsidiaries of the registrant) and 8,049,029 shares, par value $0.001, of the registrant’s Class B common stock outstanding.

Tiptree Inc.
Quarterly Report on Form 10-Q
March 31, 2017

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

Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, many of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those described in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and in our other public filings with the SEC.

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

Market and Industry Data

Certain market data and industry data included in this Quarterly Report on Form 10-Q were obtained from reports of governmental agencies and industry publications and surveys. We believe the data from third-party sources to be reliable based upon our management’s knowledge of the industry, but have not independently verified such data and as such, make no guarantees as to its accuracy, completeness or timeliness.

Note to Reader

In reading this Quarterly Report on Form 10-Q, references to:

“Administrative Services Agreement” means the Administrative Services Agreement between Operating Company (as assignee of TFP) and BackOffice Services Group, Inc., dated as of June 12, 2007.
“AUM” means assets under management.
“Care” means Care Investment Trust LLC.
“CLOs” means collateralized loan obligations.
“consolidated CLOs” means Telos 6 and Telos 7.
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
“Tricadia” means Tricadia Holdings, L.P.

TIPTREE INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)

Item 1. Financial Statements (Unaudited)

	As of
	March 31, 2017	December 31, 2016
Assets	(Unaudited)
Investments:
Available for sale securities, at fair value	$152,529	$146,171
Loans, at fair value	327,393	373,089
Loans at amortized cost, net	94,414	113,838
Equity securities, trading, at fair value	46,872	48,612
Real estate, net	329,014	309,423
Other investments	25,687	25,467
Total investments	975,909	1,016,600
Cash and cash equivalents	67,190	63,010
Restricted cash	27,470	24,472
Notes and accounts receivable, net	172,647	157,500
Reinsurance receivables	311,774	296,234
Deferred acquisition costs	121,712	126,608
Goodwill and intangible assets, net	177,591	178,245
Other assets	36,753	37,886
Assets of consolidated CLOs	575,918	989,495
Total assets	$2,466,964	$2,890,050

Liabilities and Stockholders’ Equity
Liabilities
Debt, net	$751,885	$793,009
Unearned premiums	418,106	414,960
Policy liabilities and unpaid claims	104,623	103,391
Deferred revenue	51,337	52,254
Reinsurance payable	89,736	70,588
Other liabilities and accrued expenses	122,182	133,735
Liabilities of consolidated CLOs	535,257	931,969
Total liabilities	$2,073,126	$2,499,906
Commitments and contingencies (see Note 22)

Stockholders’ Equity
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued or outstanding	$—	$—
Common stock - Class A: $0.001 par value, 200,000,000 shares authorized, 34,988,864 and 34,983,616 shares issued and outstanding, respectively	35	35
Common stock - Class B: $0.001 par value, 50,000,000 shares authorized, 8,049,029 and 8,049,029 shares issued and outstanding, respectively	8	8
Additional paid-in capital	297,268	297,391
Accumulated other comprehensive income (loss), net of tax	1,062	555
Retained earnings	38,220	37,974
Class A common stock held by subsidiaries, 6,496,463 and 6,596,000 shares, respectively	(41,877)	(42,524)
Class B common stock held by subsidiaries, 8,049,029 and 8,049,029 shares, respectively	(8)	(8)
Total Tiptree Inc. stockholders’ equity	294,708	293,431
Non-controlling interests (including $76,160 and $76,077 attributable to Tiptree Financial Partners, L.P., respectively)	99,130	96,713
Total stockholders’ equity	393,838	390,144
Total liabilities and stockholders’ equity	$2,466,964	$2,890,050
See accompanying notes to consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(in thousands, except share data)

	Three Months Ended March 31,
	2017	2016
Revenues:
Earned premiums, net	$89,231	$44,615
Service and administrative fees	23,776	30,310
Ceding commissions	2,271	10,703
Net investment income	4,505	2,405
Net realized and unrealized gains (losses)	16,212	18,760
Rental and related revenue	17,403	13,605
Other income	10,510	10,340
Total revenues	163,908	130,738

Expenses:
Policy and contract benefits	32,992	23,698
Commission expense	56,793	33,038
Employee compensation and benefits	36,109	30,608
Interest expense	8,779	6,480
Depreciation and amortization	7,809	8,377
Other expenses	22,833	24,667
Total expenses	165,315	126,868

Results of consolidated CLOs:
Income attributable to consolidated CLOs	8,867	7,677
Expenses attributable to consolidated CLOs	4,952	6,572
Net income (loss) attributable to consolidated CLOs	3,915	1,105
Income (loss) before taxes	2,508	4,975
Less: provision (benefit) for income taxes	1,166	(2,439)
Net income (loss) before non-controlling interests	1,342	7,414
Less: net income (loss) attributable to non-controlling interests - Tiptree Financial Partners, L.P.	208	2,629
Less: net income (loss) attributable to non-controlling interests - Other	34	(770)
Net income (loss) attributable to Tiptree Inc. Class A common stockholders	$1,100	$5,555

Net income (loss) per Class A common share:
Basic earnings per share	$0.04	$0.16
Diluted earnings per share	$0.03	$0.16

Weighted average number of Class A common shares:
Basic	28,424,824	34,976,485
Diluted	36,749,956	35,084,505

See accompanying notes to consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2017	2016

Net income (loss) before non-controlling interests	$1,342	$7,414

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	678	2,659
Related tax (expense) benefit	(243)	(938)
Reclassification of (gains) losses included in net income	47	(57)
Related tax expense (benefit)	(16)	20
Unrealized gains (losses) on available-for-sale securities, net of tax	466	1,684

Interest rate swaps (cash flow hedges):
Unrealized gains (losses) on interest rate swaps	132	(136)
Related tax (expense) benefit	(48)	47
Reclassification of (gains) losses included in net income	144	(319)
Related tax expense (benefit)	(45)	112
Unrealized (losses) gains on interest rate swaps from cash flow hedges, net of tax	183	(296)

Other comprehensive income (loss), net of tax	649	1,388
Comprehensive income (loss)	1,991	8,802
Less: Comprehensive income (loss) attributable to non-controlling interests - Tiptree Financial Partners, L.P.	324	2,629
Less: Comprehensive income (loss) attributable to non-controlling interests - Other	60	(770)
Comprehensive income (loss) attributable to Tiptree Inc. Class A common stockholders	$1,607	$6,943

See accompanying notes to consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands, except shares)

	Number of Shares		Par Value		Additional paid in capital	Accumulated other comprehensive income (loss)	Retained earnings	Common Stock held by subsidiaries				Total stockholders’ equity to Tiptree Inc.	Non-controlling interests - Tiptree Financial Partners, L.P.	Non-controlling interests - Other	Total stockholders' equity
	Class A	Class B	Class A	Class B				Class A Shares	Class A Amount	Class B Shares	Class B Amount
Balance at December 31, 2016	34,983,616	8,049,029	$35	$8	$297,391	$555	$37,974	(6,596,000)	$(42,524)	(8,049,029)	$(8)	$293,431	$76,077	$20,636	$390,144
Amortization of share-based incentive compensation	—	—	—	—	398	—	—	—	—	—	—	398	—	—	398
Vesting of share-based incentive compensation	5,248	—	—	—	(614)	—	—	99,537	647	—	—	33	—	—	33
Other comprehensive income, net of tax	—	—	—	—	—	507	—	—	—	—	—	507	116	26	649
Non-controlling interest contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	1,318	1,318
Non-controlling interest distributions	—	—	—	—	—	—	—	—	—	—	—	—	(241)	(286)	(527)
Net changes in non-controlling interest	—	—	—	—	93	—	—	—	—	—	—	93	—	1,242	1,335
Dividends declared	—	—	—	—	—	—	(854)	—	—	—	—	(854)	—	—	(854)
Net income	—	—	—	—	—	—	1,100	—	—	—	—	1,100	208	34	1,342
Balance at March 31, 2017	34,988,864	8,049,029	$35	$8	$297,268	$1,062	$38,220	(6,496,463)	$(41,877)	(8,049,029)	$(8)	$294,708	$76,160	$22,970	$393,838

See accompanying notes to consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three months ended March 31,
	2017	2016
Operating Activities:
Net income (loss) available to common stockholders	$1,100	$5,555
Net income (loss) attributable to non-controlling interests - Tiptree Financial Partners, L.P.	208	2,629
Net income (loss) attributable to non-controlling interests - Other	34	(770)
Net income (loss)	1,342	7,414
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Net realized and unrealized (gains) losses	(16,212)	(18,760)
Net unrealized loss (gain) on interest rate swaps	(343)	1,416
Change in fair value of contingent consideration	554	(161)
Non cash compensation expense	1,798	388
Amortization/accretion of premiums and discounts	345	332
Depreciation and amortization expense	7,921	8,377
Provision for doubtful accounts	129	504
Amortization of deferred financing costs	665	445
Deferred tax expense (benefit)	1,166	(3,642)
Changes in operating assets and liabilities:
Mortgage loans originated for sale	(347,601)	(317,808)
Proceeds from the sale of mortgage loans originated for sale	405,637	357,439
(Increase) decrease in notes and accounts receivable	(10,253)	(28,750)
(Increase) decrease in reinsurance receivables	(15,540)	(20,928)
(Increase) decrease in deferred acquisition costs	4,896	1,673
(Increase) decrease in other assets	4,027	(1,076)
Increase (decrease) in unearned premiums	3,146	14,401
Increase (decrease) in policy liabilities and unpaid claims	1,232	9,264
Increase (decrease) in deferred revenue	(1,213)	(4,696)
Increase (decrease) in reinsurance payable	19,148	6,092
Increase (decrease) in other liabilities and accrued expenses	(10,347)	(1,222)
Operating activities from consolidated CLOs	(1,333)	2,831
Net cash provided by (used in) operating activities	49,164	13,533

Investing Activities:
Purchases of investments	(43,024)	(58,904)
Proceeds from sales and maturities of investments	51,108	36,561
(Increase) decrease in loans owned, at amortized cost, net	19,393	(6,406)
Purchases of real estate capital expenditures	(500)	(519)
Proceeds from the sale of real estate	2,028	207
Purchases of corporate fixed assets	(780)	(155)
Proceeds from notes receivable	13,682	7,951
Issuance of notes receivable	(18,701)	(8,251)
(Increase) decrease in restricted cash	(2,998)	(3,173)
Business and asset acquisitions, net of cash and deposits	(16,601)	(52,729)
Investing activities from consolidated CLOs	21,618	(481)
Net cash provided by (used in) investing activities	25,225	(85,899)

Financing Activities:
Non-controlling interest contributions	1,318	1,914
Non-controlling interest distributions	(527)	(465)
Change in non-controlling interest	—	41
Payment of debt issuance costs	(88)	(433)
Proceeds from borrowings and mortgage notes payable	384,933	406,357

TIPTREE INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
(in thousands)

	Three months ended March 31,
	2017	2016
Principal paydowns of borrowings and mortgage notes payable	(434,435)	(360,112)
Repurchases of common stock	—	(851)
Financing activities from consolidated CLOs	(21,410)	(260)
Net cash provided by (used in) financing activities	(70,209)	46,191
Net increase (decrease) in cash and cash equivalents	4,180	(26,175)
Cash and cash equivalents – beginning of period	63,010	69,400
Cash and cash equivalents – end of period	$67,190	$43,225

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Acquired real estate properties through, or in lieu of, foreclosure of the related loan	$2,968	$1,667
Real estate acquired through asset acquisition	$8,178	$—
Intangible assets related to in-place leases acquired through asset acquisition	$2,049	$—
Assets of consolidated CLOs deconsolidated due to sale	$405,263	$—
Liabilities of consolidated CLOs deconsolidated due to sale	$387,273	$—
Debt assumed through asset acquisition	$7,586	$—

See accompanying notes to consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017
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

As of January 1, 2016, Tiptree directly owned approximately 81% of TFP. The remaining 19% is reported as non-controlling interest. All of Tiptree’s Class B common stock is owned by TFP and is accounted for as treasury stock. Tiptree’s Class B common stock has voting but no economic rights. The limited partners of TFP (other than Tiptree itself) have the ability to exchange TFP partnership units for Tiptree Class A common stock at a rate of 2.798 shares of Class A common stock per partnership unit equal to the number of shares of Class B common stock outstanding. For every share of Class A common stock exchanged in this manner, a share of Class B common stock is canceled. The percentage of TFP owned by Tiptree may increase in the future to the extent TFP’s limited partners exchange their limited partnership units of TFP for Class A common stock of Tiptree. Changes in Tiptree’s ownership of TFP, as a result of such exchanges, will be accounted for as equity transactions, which increase Tiptree’s ownership of TFP and reduce non-controlling interest in TFP without changing total stockholders’ equity of Tiptree.

(2) Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements of Tiptree have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and include the accounts of the Company and its controlled subsidiaries. The consolidated financial statements are presented in U.S. dollars, the main operating currency of the Company. The unaudited consolidated financial statements presented herein should be read in conjunction with the annual audited financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2016. In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, including normal recurring adjustments necessary to present fairly the Company’s financial position, results of operations, comprehensive income and cash flows for each of the interim periods presented. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the full year ending on December 31, 2017.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017
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

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017
(in thousands, except share data)

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017
(in thousands, except share data)

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017
(in thousands, except share data)

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

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. ASU 2017-04 does not change the qualitative assessment; however, it removes “the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test.” Instead, all reporting units, even those with a zero or negative carrying amount will apply the same impairment test. Therefore, as the FASB notes in the ASU’s Basis for Conclusions, the goodwill of reporting units with zero or negative carrying values will not be impaired, even when conditions underlying the reporting unit indicate that goodwill is impaired. Entities will, however, be required to disclose any reporting units with zero or negative carrying amounts and the respective amounts of goodwill allocated to those reporting units. The Company is currently evaluating the effect on its consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20) Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. The new guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted for interim or annual reporting periods beginning after December 15, 2016. The guidance may be applied retrospectively for all periods presented or retrospectively with a cumulative-effect adjustment at the date of adoption. The new guidance clarifies the scope and accounting of a financial asset that meets the definition of an “in-substance nonfinancial

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017
(in thousands, except share data)

asset” and defines the term, “in-substance nonfinancial asset.” The ASU also adds guidance for partial sales of nonfinancial assets. The Company is currently evaluating the effect on its consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The new guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those years. Early adoption is permitted for interim or annual reporting periods beginning after December 15, 2017. The guidance is to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The guidance shortens the amortization period for certain callable debt securities held at a premium, requiring the premium to be amortized to the earliest call date. The Company is currently evaluating the effect on its consolidated financial statements.

(3) Acquisitions

Acquisitions during the three months ended March 31, 2017
Senior Living
Managed Properties
During the three months ended March 31, 2017, subsidiaries in our senior living business and their partners entered into an agreement to acquire and operate one senior housing community for total consideration of $14,960, of which $2,992 was financed by contributions from partners of our subsidiaries and the remainder was paid with cash on hand. Affiliates of the partners provide management services to the communities under management contracts.

The Company provided an advance to the partners of our subsidiary at closing for $1,036, which was part of their cash contribution for the property. Subsequent to the closing of this transaction, the property was financed with mortgage debt of $10,000. Our partner repaid the advance to the Company with proceeds from this financing, which was split based on the ownership of the property.

The primary reason for the Company’s acquisition of the senior housing community is to expand its real estate operations. For the period from acquisition until March 31, 2017, revenue and the net loss in the aggregate for the one managed property acquired were $1,016 and $363, respectively.

The following table summarizes the consideration paid and the amounts of the provisional determination, as described above, for the transaction completed during the three months ended March 31, 2017:

2017 Acquisitions
Senior Living
Consideration:
Cash	$14,960
Fair value of total consideration	$14,960

Acquisition costs	$237

Recognized amounts of identifiable assets acquired and liabilities assumed:
Assets:
Cash and cash equivalents	$578
Real estate, net	12,450
Intangible assets, net	2,200
Other assets	37

Liabilities:
Deferred revenue	(296)
Other liabilities and accrued expenses	(9)
Total identifiable net assets assumed	$14,960

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017
(in thousands, except share data)

The following table shows the values recorded by the Company, as of the acquisition date, for finite-lived intangible assets and their estimated amortization period:

Intangible Assets	Weighted Average Amortization Period (in Years)	Senior Living
In-place lease	1.17	$2,200

The amounts allocated to real estate, net and intangible assets are still provisional as we continue our review and also await the final appraisal report. Supplemental pro forma results of operations have not been presented for the above 2017 business acquisition as they are not material in relation to the Company’s reported results.

Acquisitions during the three months ended March 31, 2016
Senior Living
Managed Properties
During the three months ended March 31, 2016, subsidiaries in our senior living business and their partners entered into agreements to acquire and operate two senior housing communities for total consideration of $55,074 (which includes deposits of $125 paid in the fourth quarter of 2015), of which $39,217 was financed through mortgage debt issued in connection with the acquisitions, $3,885 was financed by contributions from partners of our subsidiary, and the remainder was paid with cash on hand. Affiliates of the partners provide management services to the communities under management contracts.

The primary reason for the Company’s acquisition of the senior housing communities is to expand its real estate operations. For the period from acquisition until March 31, 2016, revenue and the net loss in the aggregate for the two managed properties acquired were $1,580 and $1,065, respectively.

The following table summarizes the consideration paid and the amounts of the final determination, as described above, for transactions completed during the three months ended March 31, 2016:

2016 Acquisitions
Senior Living
Consideration:
Cash	$52,854
Non-cash non-controlling interests contributions	2,220
Fair value of total consideration	$55,074

Acquisition costs	$383

Recognized amounts of identifiable assets acquired and liabilities assumed:
Assets:
Real estate, net	$51,285
Intangible assets, net	3,940
Other assets	117

Liabilities:
Deferred revenue	(261)
Other liabilities and accrued expenses	(7)
Total identifiable net assets assumed	$55,074

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017
(in thousands, except share data)

The following table shows the values recorded by the Company, as of the acquisition date, for finite-lived intangible assets and their estimated amortization period:

Intangible Assets	Weighted Average Amortization Period (in Years)	Senior Living
In-place lease	1.30	$3,940

Supplemental pro forma results of operations have not been presented for the above 2016 business acquisitions as they are not material in relation to the Company’s reported results.

(4) Operating Segment Data

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

In the fourth quarter of 2016, the Company made certain segment realignments in order to conform to the way the CODM internally evaluates segment performance. These realignments primarily consisted of the transfer of principal investments from corporate and other to the specialty insurance and asset management operating segments. As a result, corporate and other is no longer deemed to be an operating segment of the Company. For the three months ended March 31, 2016, $4,250 of pretax income (loss) previously reported in corporate and other was allocated $3,206 and $1,044 to the specialty insurance and asset management operating segments, respectively. For the three months ended March 31, 2016, inclusive of what was allocated to the asset management operating segment was $105 of net income (loss) attributable to consolidated CLOs. The Company has reclassified prior period amounts to provide visibility and comparability. This reclassification had no impact on the allocation of goodwill to reporting units. None of these changes impacts the Company’s previously reported consolidated net income or earnings per share.

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
The tables below present the components of revenue, expense, pre-tax income (loss), and segment assets for each of the operating segments for the following periods:

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017
(in thousands, except share data)

	Three Months Ended March 31, 2017
	Specialty insurance	Asset management	Senior living	Specialty finance	Corporate and other	Total
Total revenue	$121,846	$2,973	$17,719	$21,453	$(83)	$163,908
Total expense	117,045	1,307	19,249	20,985	6,729	165,315
Net income (loss) attributable to consolidated CLOs	—	3,915	—	—	—	3,915
Income (loss) before taxes	$4,801	$5,581	$(1,530)	$468	$(6,812)	$2,508
Less: provision for income taxes						1,166
Net income before non-controlling interests						$1,342
Less: net income attributable to non-controlling interests						242
Net income (loss) attributable to Tiptree Inc. Class A common stockholders						$1,100

	Three Months Ended March 31, 2016
	Specialty insurance(1)	Asset management(1)	Senior living	Specialty finance	Corporate and other(1)	Total
Total revenue	$93,106	$3,780	$13,890	$16,566	$3,396	$130,738
Total expense	80,903	2,181	17,749	17,549	8,486	126,868
Net income (loss) attributable to consolidated CLOs	—	1,105	—	—	—	1,105
Income (loss) before taxes	$12,203	$2,704	$(3,859)	$(983)	$(5,090)	$4,975
Less: (benefit) for income taxes						(2,439)
Net income before non-controlling interests						$7,414
Less: net income attributable to non-controlling interests						1,859
Net income (loss) attributable to Tiptree Inc. Class A common stockholders						$5,555
(1) Reclassified to conform to current period presentation

The following table presents the segment assets for the following periods:
	Specialty insurance	Asset management	Senior living	Specialty finance	Corporate and other	Total
Segment Assets as of March 31, 2017
Segment assets	$1,291,744	$19,226	$346,449	$209,538	$24,089	$1,891,046
Assets of consolidated CLOs	—	575,918	—	—	—	575,918
Total assets						$2,466,964

Segment Assets as of December 31, 2016
Segment assets	$1,268,152	$17,427	$323,169	$271,795	$20,012	$1,900,555
Assets of consolidated CLOs	—	989,495	—	—	—	989,495
Total assets						$2,890,050

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017
(in thousands, except share data)

(5) Investments

Available for Sale Securities, at fair value

All of the Company’s investments in available for sale securities as of March 31, 2017 and December 31, 2016 are held by a subsidiary in the specialty insurance business. The following tables present the Company's investments in available for sale securities:

	As of March 31, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$28,315	$61	$(278)	$28,098
Obligations of state and political subdivisions	57,353	311	(417)	57,247
Corporate securities	63,362	290	(326)	63,326
Asset backed securities	1,407	7	—	1,414
Certificates of deposit	899	—	—	899
Equity securities	817	11	(15)	813
Obligations of foreign governments	729	4	(1)	732
Total	$152,882	$684	$(1,037)	$152,529

	As of December 31, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$27,149	$27	$(377)	$26,799
Obligations of state and political subdivisions	57,425	107	(598)	56,934
Corporate securities	58,769	204	(402)	58,571
Asset backed securities	1,459	1	—	1,460
Certificates of deposit	895	—	—	895
Equity securities	818	3	(37)	784
Obligations of foreign governments	733	3	(8)	728
Total	$147,248	$345	$(1,422)	$146,171

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017
(in thousands, except share data)

The following tables summarize the gross unrealized losses on available for sale securities in an unrealized loss position:

	As of March 31, 2017
	Less Than or Equal to One Year			More Than One Year
	Fair value	Gross unrealized losses	# of Securities	Fair value	Gross unrealized losses	# of Securities
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$18,431	$(277)	95	$14	$(1)	3
Obligations of state and political subdivisions	25,605	(416)	118	1,661	(1)	3
Corporate securities	26,640	(325)	252	19	(1)	1
Asset-backed securities	—	—	—	—	—	—
Equity securities	564	(13)	4	19	(2)	2
Obligations of foreign governments	155	(1)	1	—	—	—
Total	$71,395	$(1,032)	470	$1,713	$(5)	9

	As of December 31, 2016
	Less Than or Equal to One Year			More Than One Year
	Fair value	Gross unrealized losses	# of Securities	Fair value	Gross unrealized losses	# of Securities
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$20,979	$(376)	115	$16	$(1)	5
Obligations of state and political subdivisions	41,639	(597)	170	1,334	(1)	3
Corporate securities	29,856	(400)	279	253	(2)	3
Asset-backed securities	706	—	1	—	—	—
Equity securities	736	(35)	5	19	(2)	2
Obligations of foreign governments	338	(8)	4	—	—	—
Total	$94,254	$(1,416)	574	$1,622	$(6)	13
The Company does not intend to sell the investments that were in an unrealized loss position at March 31, 2017, and management believes that it is more likely than not that the Company will be able to hold these securities until full recovery of their amortized cost basis for fixed maturity securities or cost for equity securities. The unrealized losses were attributable to changes in interest rates and not credit-related issues. As of March 31, 2017 and March 31, 2016, based on the Company's review, none of the fixed maturity or equity securities were deemed to be other-than-temporarily impaired based on the Company's analysis of the securities and its intent to hold the securities until recovery.

The amortized cost and fair values of investments in debt securities, by contractual maturity date, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Excluded from this table are equity securities since they have no contractual maturity.

	As of
	March 31, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$27,242	$27,224	$22,846	$22,833
Due after one year through five years	64,491	64,562	66,063	65,841
Due after five years through ten years	51,465	51,165	49,036	48,381
Due after ten years	7,460	7,350	7,026	6,872
Asset backed securities	1,407	1,415	1,459	1,460
Total	$152,065	$151,716	$146,430	$145,387

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017
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

	As of
	March 31, 2017	December 31, 2016
Fair value of restricted investments for special deposits required by state insurance departments	$10,024	$10,111
Fair value of restricted investments in trust pursuant to reinsurance agreements	7,889	7,573
Total fair value of restricted investments	$17,913	$17,684

The following table presents additional information on the Company’s available for sale securities:

	Three Months Ended March 31,
	2017	2016
Purchases of available for sale securities	$23,909	$7,898

Proceeds from maturities, calls and prepayments of available for sale securities	$4,223	$9,535

Gains (losses) realized on maturities, calls and prepayments of available for sale securities	$(3)	$57

Gross proceeds from sales of available for sale securities	$13,494	$—

Gains (losses) realized on sales of available for sale securities	$(44)	$—

Investment in Loans

The following table presents the Company’s investments in loans, measured at fair value and amortized cost:

	As of
	March 31, 2017	December 31, 2016
Loans, at fair value
Corporate loans	$173,076	$175,558
Mortgage loans held for sale	79,867	121,439
Non-performing loans	73,281	74,923
Other loans receivable	1,169	1,169
Total loans, at fair value	$327,393	$373,089

Loans at amortized cost, net
Asset backed loans and other loans, net	95,609	115,033
Less: Allowance for loan losses	1,195	1,195
Total loans at amortized cost, net	$94,414	$113,838

Net deferred loan origination fees included in asset backed loans	$4,789	$5,244

Loans, at fair value

Corporate Loans

Corporate loans that have been pledged as collateral totaled $172,921 at March 31, 2017 and $175,365 at December 31, 2016. Corporate loans primarily include syndicated leveraged loans held by the Company, which consist of $173,076 and $175,558 in loans as of March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017 and December 31, 2016, the unpaid principal balance on these loans was $173,726 and $176,808, respectively.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017
(in thousands, except share data)

As of March 31, 2017 and December 31, 2016, the difference between fair value of the Corporate loans and the unpaid principal balance was $650 and $1,250, respectively.

Mortgage Loans Held for Sale

Mortgage loans held for sale that have been pledged as collateral totaled $76,189 at March 31, 2017 and $117,734 at December 31, 2016. As of March 31, 2017, the fair value of mortgage loans exceeded the unpaid principal balance of $76,739 by $3,128. The unpaid principal balance and fair value of mortgage loans held for sale that are 90 days or more past due were $142 and $66, respectively, as of March 31, 2017. The unpaid principal balance and fair value of mortgage loans held for sale that are 90 days or more past due were $142 and $66, respectively, as of December 31, 2016. The Company discontinues accruing interest on all loans that are 90 days or more past due.

Non-Performing Loans (NPLs)

Non-performing loans that have been pledged as collateral totaled $59,239 and $60,409 at March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017 and December 31, 2016, the Company’s investments included $73,281 and $74,923, respectively, of non-performing loans collateralized by real estate of which the unpaid principal balance was $107,040 and $113,892, respectively. As of March 31, 2017 and December 31, 2016, the difference between the fair value of the NPLs and the unpaid principal balance was $(33,758) and $(38,969), respectively. Included in real estate, net as of March 31, 2017 and December 31, 2016 are $14,250 and $13,366, respectively, of foreclosed residential real estate property resulting from the conversion of an NPL to REO.

Loans at amortized cost, net

Asset Backed Loans

Asset backed loans that have been pledged as collateral totaled $99,699 at March 31, 2017 and $119,558 at December 31, 2016. As of March 31, 2017 and December 31, 2016, the Company held $93,714 and $113,138, respectively, of loans receivable, net, attributable to a subsidiary in our specialty finance business. Our subsidiary structures asset-based loan facilities in the $1,000 to $25,000 range for small to mid-sized companies. Collateral for asset-backed loan receivables, as of March 31, 2017 and December 31, 2016, consisted primarily of inventory, equipment and accounts receivable. Management reviews collateral for these loans on at least a monthly basis or more frequently if a draw is requested and management has determined that no impairment existed as of March 31, 2017. As of March 31, 2017, there were no delinquencies in the portfolio and all loans were classified as performing.

Real Estate, net

The following table contains information regarding the Company’s investment in real estate as of the following periods:

	As of March 31, 2017
	Land	Buildings and equipment	Accumulated depreciation	Total
Managed properties	$18,267	$200,444	$(12,848)	$205,863
Triple net lease properties	15,396	100,900	(7,395)	108,901
Foreclosed residential real estate property	—	14,250	—	14,250
Total	$33,663	$315,594	$(20,243)	$329,014

	As of December 31, 2016
	Land	Buildings and equipment	Accumulated depreciation	Total
Managed properties	$16,347	$189,463	$(11,212)	$194,598
Triple net lease properties	13,778	94,291	(6,610)	101,459
Foreclosed residential real estate property	—	13,366	—	13,366
Total	$30,125	$297,120	$(17,822)	$309,423

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017
(in thousands, except share data)

For the three months ended March 31, 2017, the Company acquired one senior living facility accounted for as an asset acquisition, with $8,178 of real estate acquired, and $2,049 of identifiable intangible assets related to in-place leases which will be amortized over approximately 12 years. This one property is in addition to the one acquisition disclosed in Note—(3) Acquisitions, which was accounted for as business combinations.

Depreciation expense related to the Company’s real estate investments was $2,421 and $1,693 for the three months ended March 31, 2017 and 2016, respectively.

Future Minimum Rental Revenue

The following table presents the future minimum rental revenue under the noncancelable terms of all operating leases as of:

March 31, 2017
Remainder of 2017	$6,967
2018	9,289
2019	9,289
2020	9,289
2021	9,289
Thereafter	42,016
Total	$86,139

The schedule of minimum future rental revenue excludes residential lease agreements, generally having terms of one year or less. Rental revenues from residential leases were $13,659 and $10,880 for the three months ended March 31, 2017 and 2016, respectively.

Net Investment Income

Net investment income represents income primarily from the following sources:

•	Interest income, and dividends related to available for sale securities, at fair value;

•	Interest income related to loans, at fair value;

•	Dividend income from equity securities, trading, at fair value;

•	Rental and related revenue from real estate, net; and

•	Earnings from other investments.

The following table presents the components of net investment income related to our specialty insurance business recorded on the Consolidated Statements of Operations:

	Three Months Ended March 31,
Net investment income	2017	2016
Available for sale securities, at fair value	$818	$847
Loans, at fair value	2,905	1,491
Equity securities, trading, at fair value	725	222
Real estate, net	175	—
Other investments	69	74
Total investment income	4,692	2,634
Less: investment expenses	187	229
Net investment income	$4,505	$2,405

The following table presents the components of net realized and unrealized gains (losses) recorded on the Consolidated Statements of Operations:

	Three Months Ended March 31,
Net realized and unrealized gains (losses)	2017	2016
Net realized gains (losses)	10,878	6,271
Net unrealized gains (losses)	5,334	12,489
Net realized and unrealized gains (losses)	$16,212	$18,760

Included in net realized gains (losses) is net gain on sale of loans held for sale of $14,881 and $13,515 for the three months ended March 31, 2017 and 2016, respectively, related to our specialty finance business.

Net unrealized gains (losses) recognized during the three months ended March 31, 2017 and 2016 on equity securities, trading, at fair value still held at March 31, 2017 and 2016 was $(661) and $8,329, respectively.

(6) Notes and Accounts Receivable, net

The following table summarizes the total Notes and Accounts receivable, net:

	As of
	March 31, 2017	December 31, 2016
Notes receivable, net	$29,669	$24,775
Accounts and premiums receivable, net	57,760	45,041
Retrospective commissions receivable	61,011	59,175
Other receivables	24,207	28,509
Total	$172,647	$157,500

Notes Receivable, net

Specialty insurance

As of March 31, 2017 and December 31, 2016, the Company’s specialty insurance business held $25,807 and $20,913 in notes receivable, net, respectively. The majority of these notes totaling $25,613 and $20,615 at March 31, 2017 and December 31, 2016, respectively, consist of receivables from specialty insurance business’s premium financing program. At March 31, 2017 and December 31, 2016, respectively, a total of $194 and $298 was for notes receivable under its Pay us Later Program, which allows customers to finance the purchase of electronic mobile devices and/ or the costs of the protection programs on these devices. The Company has established an allowance for uncollectible amounts against its notes receivable of $1,496 and $1,444 as of March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017 and December 31, 2016, there were $1,929 and $2,188 in balances classified as 90 days plus past due, respectively.

Senior living

The Company’s senior living business owns a 75% interest in a managed property. In connection therewith, subsidiaries of the senior living business received notes from affiliates of the 25% partner. The cost basis of these notes at March 31, 2017 and December 31, 2016 was approximately $3,862 and $3,862, respectively. As of March 31, 2017, all of these notes were performing.

Accounts and premiums receivable, net, Retrospective commissions receivable and Other receivables
Accounts and premiums receivable, net, retrospective commissions receivable and other receivables are primarily trade receivables from the specialty insurance segment that are carried at their approximate fair value. The Company has established a valuation allowance against its accounts and premiums receivable of $195 and $225 as of March 31, 2017 and December 31, 2016, respectively.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017
(in thousands, except share data)

(7) Reinsurance Receivables

The following table presents the effect of reinsurance on premiums written and earned by our specialty insurance business for the following periods:

	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount - Assumed to Net
For the Three Months ended March 31, 2017
Premiums written:
Life insurance	$12,296	$5,730	$437	$7,003	6.2%
Accident and health insurance	25,170	16,306	710	9,574	7.4%
Property and liability insurance	121,757	56,968	4,982	69,771	7.1%
Total premiums written	159,223	79,004	6,129	86,348	7.1%

Premiums earned:
Life insurance	15,188	7,412	493	8,269	6.0%
Accident and health insurance	27,369	19,058	775	9,086	8.5%
Property and liability insurance	114,064	46,506	4,318	71,876	6.0%
Total premiums earned	$156,621	$72,976	$5,586	$89,231	6.3%

For the Three Months ended March 31, 2016
Premiums written:
Life insurance	$13,262	$6,530	$639	$7,371	8.7%
Accident and health insurance	26,008	17,522	779	9,265	8.4%
Property and liability insurance	139,202	111,057	2,610	30,755	8.5%
Total premiums written	178,472	135,109	4,028	47,391	8.5%

Premiums earned:
Life insurance	15,086	7,158	747	8,675	8.6%
Accident and health insurance	28,949	20,598	814	9,165	8.9%
Property and liability insurance	121,505	95,728	998	26,775	3.7%
Total premiums earned	$165,540	$123,484	$2,559	$44,615	5.7%

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017
(in thousands, except share data)

The following table presents the components of policy and contract benefits, including the effect of reinsurance on losses and loss adjustment expenses ("LAE") incurred:

	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount - Assumed to Net
For the Three Months ended March 31, 2017
Losses Incurred
Life insurance	$8,202	$4,418	$295	$4,079	7.2%
Accident and health insurance	3,832	3,377	256	711	36.0%
Property and liability insurance	47,608	24,108	865	24,365	3.6%
Total losses incurred	59,642	31,903	1,416	29,155	4.9%

	Member benefit claims (1)			3,837
	Total policy and contract benefits			$32,992

For the Three Months ended March 31, 2016
Losses Incurred
Life insurance	$7,906	$3,981	$463	$4,388	10.6%
Accident and health insurance	4,128	3,244	284	1,168	24.3%
Property and liability insurance	51,033	38,876	235	12,392	1.9%
Total losses incurred	63,067	46,101	982	17,948	5.5%

	Member benefit claims (1)			5,750
	Total policy and contract benefits			$23,698
(1) - Member benefit claims are not covered by reinsurance.

The following table presents the components of the reinsurance receivables:

	As of
	March 31, 2017	December 31, 2016
Prepaid reinsurance premiums:
Life (1)	$62,583	$64,621
Accident and health (1)	51,247	53,999
Property (2)	104,554	94,091
Total	218,384	212,711

Ceded claim reserves:
Life	2,707	2,929
Accident and health	9,965	10,435
Property	51,197	49,917
Total ceded claim reserves recoverable	63,869	63,281
Other reinsurance settlements recoverable	29,521	20,242
Reinsurance receivables	$311,774	$296,234

(1)	Including policyholder account balances ceded.

(2)
The December 31, 2016 amount includes a non-cash transaction, as part of a reinsurance contract cancellation, that resulted in a reduction of $92,854 in reinsurance receivable, offset by an increase of $88,857 in assets and a decrease of $3,997 in liabilities.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017
(in thousands, except share data)

The following table presents the aggregate amount included in reinsurance receivables that is comprised of the three largest receivable balances from unrelated reinsurers:

As of
March 31, 2017
Total of the three largest receivable balances from unrelated reinsurers	$73,800

At March 31, 2017, the three unrelated reinsurers from whom our specialty insurance business has the largest receivable balances were: London Life Reinsurance Corporation (A. M. Best Rating: A rated); MFI Insurance Company, LTD (A. M. Best Rating: Not rated) and Frandicso Property and Casualty Insurance Corporation (A. M. Best Rating: Not rated). The related receivables of these reinsurers are collateralized by, assets on hand, assets held in trust accounts and letters of credit. At March 31, 2017, the Company does not believe there is a risk of loss due to the concentration of credit risk in the reinsurance program given the collateralization.

(8) Goodwill and Intangible Assets, net

The following table presents identifiable finite- and indefinite-lived intangible assets, accumulated amortization, and goodwill by segment:

	As of March 31, 2017				As of December 31, 2016
	Specialty insurance	Senior living	Specialty finance	Total	Specialty insurance	Senior living	Specialty finance	Total
Customer relationships	$50,500	$—	$—	$50,500	$50,500	$—	$—	$50,500
Accumulated amortization	(6,481)	—	—	(6,481)	(4,614)	—	—	(4,614)
Trade names	6,500	—	800	7,300	6,500	—	800	7,300
Accumulated amortization	(1,662)	—	(140)	(1,802)	(1,484)	—	(120)	(1,604)
Software licensing	8,500	—	640	9,140	8,500	—	640	9,140
Accumulated amortization	(3,967)	—	(160)	(4,127)	(3,542)	—	(137)	(3,679)
Insurance policies and contracts acquired	36,500	—	—	36,500	36,500	—	—	36,500
Accumulated amortization	(34,641)	—	—	(34,641)	(34,184)	—	—	(34,184)
Insurance licensing agreements(1)	13,000	—	—	13,000	13,000	—	—	13,000
Leases in place	1,317	36,482	—	37,799	1,317	32,233	—	33,550
Accumulated amortization	(45)	(22,319)	—	(22,364)	(18)	(20,413)	—	(20,431)
Intangible assets, net	69,521	14,163	1,140	84,824	72,475	11,820	1,183	85,478
Goodwill	89,854	—	2,913	92,767	89,854	—	2,913	92,767
Total goodwill and intangible assets, net	$159,375	$14,163	$4,053	$177,591	$162,329	$11,820	$4,096	$178,245

(1)	Represents intangible assets with an indefinite useful life. Impairment tests are performed at least annually on these assets.

Goodwill

The following table presents the activity in goodwill, by segment, and includes the adjustments made to the balance of goodwill to reflect the effect of the final valuation adjustments made for acquisitions, as well as the reduction to any goodwill attributable to discontinued operations or impairment related charges:

	Specialty insurance	Specialty finance	Total
Balance at December 31, 2016	$89,854	$2,913	$92,767
Balance at March 31, 2017	$89,854	$2,913	$92,767

The Company conducts annual impairment tests of its goodwill as of October 1. For the three months ended March 31, 2017 and 2016, no impairment was recorded on the Company’s goodwill or intangibles.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017
(in thousands, except share data)

Intangible Assets, Net

The following table presents the activity, by segment, in finite and indefinite-lived other intangible assets and includes the adjustments made to the balance to reflect the effect of any final valuation adjustments made for acquisitions, as well as any reduction attributable to discontinued operations or impairment-related charges:

	Specialty insurance	Senior living	Specialty finance	Total
Balance at December 31, 2016	$72,475	$11,820	$1,183	$85,478
Intangible assets acquired in 2017	—	4,249	—	4,249
Less: amortization expense	(2,954)	(1,906)	(43)	(4,903)
Balance at March 31, 2017	$69,521	$14,163	$1,140	$84,824

The following table present the amortization expense on finite-lived intangible assets for the following periods:

	Three Months Ended March 31,
	2017	2016
Amortization expense on intangible assets	$4,903	$6,026

The following table presents the amortization expense on finite-lived intangible assets for the next five years by segment:

	As of March 31, 2017
	Specialty insurance (VOBA)	Specialty insurance (other)	Senior living	Specialty finance	Total
Remainder of 2017	$793	$7,478	$4,361	$128	$12,760
2018	465	9,187	1,621	171	11,444
2019	217	7,619	959	171	8,966
2020	123	5,137	959	171	6,390
2021	82	4,361	959	171	5,573
2022 and thereafter	179	20,880	5,304	328	26,691
Total	$1,859	$54,662	$14,163	$1,140	$71,824

(9) Derivative Financial Instruments and Hedging

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
Credit Default Swap Indices (CDX) are credit derivatives that reference multiple names through underlying baskets or portfolios of single name credit default swaps. The Company enters into these contracts as both a buyer of protection and seller of protection to manage the credit risk exposure of its investment portfolio. At inception of the investment into the CDX position, the Company was required to deposit cash collateral for these positions equal to an initial 2.25% of the notional amount of the sold protection side subject to increase based on additional maintenance margin as a result of decreases in value. As of March 31, 2017, the required collateral balance was $6,668. Within the terms of the investment, the cash collateral was returned over time as the

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017
(in thousands, except share data)

margin within the CDX basket was deemed to be sufficient collateral. As of March 31, 2017, there is a cash collateral balance of $1,632 due to the broker of the investment, which is netted against the overall investment position.
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

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017
(in thousands, except share data)

The following table summarizes the gross notional and fair value amounts of derivatives (on a gross basis) categorized by underlying risk:

	As of March 31, 2017			As of December 31, 2016
	Notional Values	Asset Derivatives	Liability Derivatives	Notional Values	Asset Derivatives	Liability Derivatives
Credit risk:
Credit derivatives sold protection	$295,973	$25,369	$—	$297,612	$28,731	$—
Credit derivatives bought protection	296,921	—	10,786	298,173	—	14,501
Sub-total	592,894	25,369	10,786	595,785	28,731	14,501

Foreign currency risk:
Foreign currency forward contracts	973	—	6	965	—	3

Interest rate risk:
Interest rate lock commitments	194,285	4,989	—	203,815	4,872	—
Forward delivery contracts	52,873	—	15	66,731	—	84
TBA mortgage backed securities	194,500	121	831	249,750	1,678	269
Interest rate swaps	139,343	1,590	677	134,343	1,388	1,042
Sub-total	581,001	6,700	1,523	654,639	7,938	1,395
Total	$1,174,868	$32,069	$12,315	$1,251,389	$36,669	$15,899
The Company nets the credit derivative assets and liabilities as these credit derivatives are subject to legally enforceable netting arrangements with the same party. The following table presents derivative instruments that are subject to offset by a master netting agreement:

	As of
	March 31, 2017	December 31, 2016
Derivatives subject to netting arrangements:
Credit default swap indices sold protection	$25,369	$28,731
Credit default swap indices bought protection	(10,786)	(14,501)
Gross assets recognized	14,583	14,230
Cash collateral	(1,632)	(1,632)
Net assets recognized (included in other investments)	$12,951	$12,598

Derivatives designated as cash flow hedging instruments

A subsidiary in our specialty insurance business has an IRS with a counterparty, pursuant to which the subsidiary swapped the floating rate portion of its outstanding preferred trust securities to a fixed rate. This IRS is designated as a cash flow hedge and expires in June 2017. As of the December 4, 2014 acquisition date, the IRS was considered a new hedging relationship, and was redesignated as a hedge.

Subsidiaries in our senior living business have IRSs with the same counterparty as the respective lenders, pursuant to which our subsidiary swapped the floating rate portion of its outstanding debt to a fixed rate. These IRSs are designated as cash flow hedges and expire between November 30, 2017 and August 1, 2023.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017
(in thousands, except share data)

The following table presents the fair value and the related outstanding notional amounts of the Company's cash flow hedging derivative instruments and indicates where the Company records each amount in its Consolidated Balance Sheets:

		As of
	Balance Sheet Location	March 31, 2017	December 31, 2016
Derivatives designated as cash flow hedging instruments:
Notional value		$139,343	$134,343
Fair value of interest rate swaps	Other investments	$1,590	$1,388
Fair value of interest rate swaps	Other liabilities and accrued expenses	$677	$1,042
Unrealized gain (loss), net of tax, on the fair value of interest rate swaps	AOCI	$1,942	$1,759

Range of variable rates on interest rate swaps		0.77% to 1.13%	0.67% to 0.96%

Range of fixed rates on interest rate swaps		1.31% to 4.99%	1.31% to 4.99%

The following table presents the pretax impact of the cash flow hedging derivative instruments on the Consolidated Financial Statements for the following periods:

	Three Months Ended March 31,
	2017	2016
Gain (loss) recognized in AOCI on the derivative-effective portion	$(229)	$(136)

(Gain) loss reclassified from AOCI into income-effective portion	$144	$(319)

Gain (loss) recognized in income on the derivative-ineffective portion	$(1)	$—

The following table presents the estimated amount to be reclassified to earnings from AOCI during the next 12 months. These net losses reclassified into earnings are primarily expected to increase net interest expense related to the respective hedged item.

As of
March 31, 2017
Estimated (gains) losses to be reclassified to earnings from AOCI during the next 12 months	$(22)

(10) Assets and Liabilities of Consolidated CLOs

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017
(in thousands, except share data)

On January 18, 2017, the Company sold its ownership in the subordinated notes of a CLO. As a result of the sale, the Company determined that it no longer had the controlling interest in such entity. The Company, therefore, deconsolidated its ownership in the subordinated notes of the CLO and is no longer reporting the assets and liabilities of the CLO in its Consolidated Balance Sheet as of March 31, 2017, or the revenue and expenses of the CLO in its Consolidated Statement of Operations for the three months ended March 31, 2017.
The table below represents the assets and liabilities of the consolidated CLOs that are included in the Company’s Consolidated Balance Sheets as of the dates indicated:

	As of
	March 31, 2017	December 31, 2016
Assets:
Cash and cash equivalents	$40,461	$45,589
Loans, at fair value (1)	524,399	928,240
Other assets	11,058	15,666
Total assets of consolidated CLOs	$575,918	$989,495
Liabilities:
Debt	$512,533	$912,034
Other liabilities and accrued expenses	22,724	19,935
Total liabilities of consolidated CLOs	$535,257	$931,969

Net	$40,661	$57,526

(1)	The unpaid principal balance for these loans is $534,769 and $952,225 and the difference between their fair value and UPB is $10,370 and $23,985 at March 31, 2017 and December 31, 2016, respectively.

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

Beneficial interests:	As of
	March 31, 2017	December 31, 2016
Subordinated notes and related participations in management fees	$40,294	$56,820
Accrued management fees	367	706
Total beneficial interests	$40,661	$57,526

The following table represents revenue and expenses of the consolidated CLOs included in the Company’s Consolidated Statements of Operations for the periods indicated:

	Three Months Ended March 31,
	2017	2016
Income:
Net realized and unrealized gains (losses)	$1,253	$(2,765)
Interest income	7,614	10,442
Total revenue	8,867	7,677
Expenses:
Interest expense	4,775	6,338
Other expense	177	234
Total expense	4,952	6,572

Net income (loss) attributable to consolidated CLOs	$3,915	$1,105

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017
(in thousands, except share data)

As summarized in the table below, the application of the measurement alternative results in the consolidated net income summarized above to be equivalent to the Company’s own economic interests in the CLOs which are eliminated upon consolidation:

Economic interests:	Three Months Ended March 31,
	2017	2016
Distributions received and realized and unrealized gains (losses) on the subordinated notes held by the Company, net	$3,548	$436
Management fee income	367	669
Total economic interests	$3,915	$1,105

(11) Debt, net

The following table summarizes the balance of the Company’s debt holdings, net of discounts and deferred financing costs, excluding notes payable of consolidated CLOs. See Note—(10) Assets and Liabilities of Consolidated CLOs:

			Maximum Borrowing Capacity as of	As of
Debt Type	Stated Maturity Date	Stated Interest Rate or Range of Rates	March 31, 2017	March 31, 2017	December 31, 2016
Secured corporate credit agreements	September 2018 - December 2019	LIBOR + 2.75% to 6.50%	$253,750	$161,322	$164,000
Asset based revolving financing (1) (2)	April 2017 - July 2021	LIBOR + 2.25% to 5.75%	330,000	235,817	250,557
Residential mortgage warehouse borrowings (3)	April 2017 - March 2018	LIBOR + 2.63% to 2.88%	178,000	60,078	101,402
Real estate commercial mortgage borrowings:
Fixed rate	August 2019 - May 2040	3.08% to 5.12%	89,251	89,251	82,133
Variable rate (LIBOR based)	October 2019 - January 2023	LIBOR + 2.05% to 3.75%	169,193	168,598	158,618
Subordinated debt	April 2020	12.50%	20,000	8,500	8,500
Preferred trust securities	June 2037	LIBOR + 4.10%	35,000	35,000	35,000
Preferred notes payable	January 2021	12.00%		1,386	1,232
Total debt, face value				759,952	801,442
Unamortized discount, net				(315)	(382)
Unamortized deferred financing costs				(7,752)	(8,051)
Total debt, net				$751,885	$793,009

(1) Asset based revolving financing is generally recourse only to specific assets and related cash flows.
(2) The weighted average coupon rate for asset based revolving financing was 3.73% and 3.53% at March 31, 2017 and December 31, 2016, respectively.
(3) The weighted average coupon rate for residential mortgage warehouse borrowings was 3.70% and 3.51% at March 31, 2017 and December 31, 2016, respectively. Includes debt having a maximum borrowing capacity of $103,000 with a stated interest rate of LIBOR +2.75% and a floor of 3.00%.

The table below presents the amount of interest expense the Company incurred on its debt for the following periods:

	Three Months Ended March 31,
	2017	2016
Interest expense	$8,724	$6,389

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017
(in thousands, except share data)

The following table presents the future maturities of the unpaid principal balance on the Company’s long-term debt as of:

March 31, 2017
Remainder of 2017	$39,012
2018	132,083
2019	197,260
2020	77,616
2021	147,049
Thereafter	166,932
Total	$759,952

The following narrative is a summary of certain of the terms of our debt agreements for the periods ended March 31, 2017:
Residential Mortgage Warehouse Borrowings

The maximum borrowing amount for one of the three warehouse lines of credit, through a subsidiary in our specialty finance business, decreased by $10,000, from $35,000 as of December 31, 2016 to $25,000 as of March 31, 2017.

The maturity date for one of the three warehouse lines of credit, through a subsidiary in our specialty finance business, was extended from June 2017 to March 2018.

Real Estate Commercial Mortgage Borrowings

On February 3, 2017, in connection with an acquisition in the senior living business, the Company along with our partners entered into a $10,000, five year mortgage borrowing, which includes 12 months of interest only payments. The loan carries a variable rate of LIBOR plus 3.75%. If on or after February 3, 2019 the facility has achieved certain Occupancy and Minimum Debt Service Coverage Ratio’s, then the interest rate will be reduced to a rate of LIBOR plus 2.75% as of such date. This note matures on February 1, 2022.

On February 9, 2017, in connection with assets acquired in the senior living business, a pre-existing Housing and Urban Development (HUD) loan was assumed by a subsidiary in our senior living business. The 35 year loan was originally dated June 1, 2013 for $8,072. The loan carries a fixed interest rate of 3.08% per annum, and matures on July 1, 2048. As of the acquisition date, this debt had a balance of $7,586. All terms of the note assumed remain consistent with the original note.

(12) Fair Value of Financial Instruments

The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs to the extent possible to measure a financial instrument’s fair value. Observable inputs reflect the assumptions market participants would use in pricing an asset or liability, and are affected by the type of product, whether the product is traded on an active exchange or in the secondary market, as well as current market conditions. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Fair value is estimated by applying the hierarchy discussed in Note—(2) Summary of Significant Accounting Policies to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized within Level 3 of the fair value hierarchy.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017
(in thousands, except share data)

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

Loans, at fair value

Corporate Loans (including those of consolidated CLOs): These loans are comprised of a diversified portfolio of middle market and broadly syndicated leveraged loans and are generally classified within either Level 2 or Level 3 in the fair value hierarchy. The Company has evaluated each loan’s respective liquidity and have additionally performed valuation benchmarking. The key characteristics which were evaluated as part of this determination were liquidity ratings, price changes to index benchmarks, depth of quotes, credit ratings and industry trends.

Mortgage Loans Held for Sale: Mortgage loans held for sale are generally classified as Level 2 in the fair value hierarchy and fair value is based upon forward sales contracts with third party investors, including estimated loan costs, and reserves. For non-performing mortgage loans held for sale, fair value is based upon estimated selling prices from third party investors of such types of loans.

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

NPLs that have become REOs were measured at fair value on a non-recurring basis during the three months ended March 31, 2017 and year ended December 31, 2016. The carrying value of REOs at March 31, 2017 and December 31, 2016 was

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017
(in thousands, except share data)

$14,250 and $13,366, respectively. Upon conversion to REO, the fair value is estimated using broker price opinion (BPO). BPOs are subject to judgments of a particular broker formed by visiting a property, assessing general home values in an area, reviewing comparable listings, and reviewing comparable completed sales. These judgments may vary among brokers and may fluctuate over time based on housing market activities and the influx of additional comparable listings and sales. REO is included in real estate, net.

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

The following tables present the Company’s fair value hierarchies for financial assets and liabilities, including the balances associated with the consolidated CLOs, measured on a recurring basis:

	As of March 31, 2017
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value
Assets:
Available for sale securities, at fair value:
Equity securities	$765	$—	$48	$813

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017
(in thousands, except share data)

	As of March 31, 2017
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value
U.S. Treasury securities and obligations of U.S. government authorities and agencies	—	28,098	—	28,098
Obligations of state and political subdivisions	—	57,247	—	57,247
Obligations of foreign governments	—	732	—	732
Certificates of deposit	899	—	—	899
Asset backed securities	—	1,414	—	1,414
Corporate securities	—	63,326	—	63,326
Total available for sale securities	1,664	150,817	48	152,529

Loans, at fair value:
Corporate loans	—	47,173	125,903	173,076
Mortgage loans held for sale	—	79,867	—	79,867
Non-performing loans	—	—	73,281	73,281
Other loans receivable	—	—	1,169	1,169
Total loans, at fair value	—	127,040	200,353	327,393

Equity securities, trading, at fair value	46,872	—	—	46,872

Other investments:
Derivative assets:
Interest rate swaps	—	1,590	—	1,590
Interest rate lock commitments	—	—	4,989	4,989
TBA mortgage backed securities	—	121	—	121
Credit derivatives	—	12,951	—	12,951
Total derivative assets	—	14,662	4,989	19,651
CLOs	—	—	2,000	2,000
Debentures	—	4,036	—	4,036
Total other investments	—	18,698	6,989	25,687

Total financial instruments attributable to non-CLOs included in consolidated assets	48,536	296,555	207,390	552,481

Financial instruments included in assets of consolidated CLOs:
Loans, at fair value	—	231,733	292,666	524,399
Total financial instruments included in assets of consolidated CLOs	—	231,733	292,666	524,399
Total	$48,536	$528,288	$500,056	$1,076,880

Liabilities:
Trading liabilities:
Derivative liabilities:
Interest rate swaps	$—	$677	$—	$677
Forward delivery contracts	—	15	—	15
TBA mortgage backed securities	—	831	—	831
Foreign currency forward contracts	—	6	—	6
Total derivative liabilities	—	1,529	—	1,529
Total trading liabilities (included in other liabilities and accrued expenses)	—	1,529	—	1,529
Contingent consideration payable	—	—	2,252	2,252
Preferred notes payable	—	—	1,386	1,386
Total financial instruments attributable to Non-CLOs included in consolidated liabilities	—	1,529	3,638	5,167

Financial instruments included in liabilities of consolidated CLOs:

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017
(in thousands, except share data)

	As of March 31, 2017
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value
Notes payable of CLOs	—	—	512,533	512,533
Total financial instruments included in liabilities of consolidated CLOs	—	—	512,533	512,533
Total	$—	$1,529	$516,171	$517,700

	As of December 31, 2016
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value
Assets:
Available for sale securities, at fair value:
Equity securities	$736	$—	$48	$784
U.S. Treasury securities and obligations of U.S. government authorities and agencies	—	26,799	—	26,799
Obligations of state and political subdivisions	—	56,934	—	56,934
Obligations of foreign governments	—	728	—	728
Certificates of deposit	895	—	—	895
Asset backed securities	—	1,460	—	1,460
Corporate bonds	—	58,571	—	58,571
Total available for sale securities, at fair value	1,631	144,492	48	146,171

Loans, at fair value
Corporate loans	—	46,352	129,206	175,558
Mortgage loans held for sale	—	121,439	—	121,439
Non-performing loans	—	—	74,923	74,923
Other loans receivable	—	—	1,169	1,169
Total loans, at fair value	—	167,791	205,298	373,089

Equity securities, trading, at fair value	48,612	—	—	48,612

Other investments:
Derivative assets:
Interest rate swaps	—	1,388	—	1,388
Interest rate lock commitments	—	—	4,872	4,872
TBA mortgage backed securities	—	1,678	—	1,678
Credit derivatives	—	12,598	—	12,598
Total derivative assets	—	15,664	4,872	20,536
CLOs	—	—	974	974
Debentures	—	3,957	—	3,957
Total other investments	—	19,621	5,846	25,467

Total financial instruments attributable to non-CLOs included in consolidated assets	50,243	331,904	211,192	593,339

Financial instruments included in assets of consolidated CLOs:
Loans, at fair value	—	342,370	585,870	928,240
Total financial instruments included in assets of consolidated CLOs	—	342,370	585,870	928,240
Total	$50,243	$674,274	$797,062	$1,521,579

Liabilities:
Trading liabilities:
Derivative liabilities:

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017
(in thousands, except share data)

	As of December 31, 2016
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value
Interest rate swaps	$—	$1,042	$—	$1,042
Forward delivery contracts	—	84	—	84
TBA mortgage backed securities	—	269	—	269
Foreign currency forward contracts	—	3	—	3
Total derivative liabilities	—	1,398	—	1,398
Total trading liabilities (included in other liabilities and accrued expenses)	—	1,398	—	1,398
Contingent consideration payable	—	—	1,852	1,852
Preferred notes payable	—	—	1,232	1,232
Total financial instruments attributable to Non-CLOs included in consolidated liabilities	—	1,398	3,084	4,482

Financial instruments included in liabilities of consolidated CLOs:
Notes payable of CLOs	—	—	912,034	912,034
Total financial instruments included in liabilities of consolidated CLOs	—	—	912,034	912,034

Total	$—	$1,398	$915,118	$916,516
The following table represents additional information about assets that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value for the following periods:

	Three Months Ended March 31,
	2017		2016 (2)
	Non-CLO assets	CLO assets	Non-CLO assets	CLO assets
Balance at January 1,	$211,192	$585,870	$239,944	$520,892
Net realized gains (losses)	850	(332)	(5,696)	34
Net unrealized gains (losses)	1,802	1,427	9,280	(5,079)
Origination of IRLC	14,478	—	10,141	—
Purchases	10,514	30,896	54,413	27,083
Sales	(14,377)	(37,037)	(13,421)	(9,998)
Issuances	219	272	339	396
Transfer into Level 3 (1)	9,960	26,990	18,676	54,672
Transfer adjustments (out of) Level 3 (1)	(11,229)	(64,120)	(11,023)	(36,721)
Deconsolidation of CLO due to sale	1,342	(251,300)	—	—
Conversion to real estate owned	(2,968)	—	(1,667)	—
Conversion to mortgage held for sale	(14,361)	—	(10,036)	—
Other	(32)	—	—	—
Balance at March 31,	$207,390	$292,666	$290,950	$551,279

Changes in unrealized gains (losses) included in earnings related to assets still held at period end	$1,727	$1,366	$4,241	$(5,184)

(1)
All transfers are deemed to occur at end of period. Transfers between Level 2 and 3 were a result of subjecting third-party pricing on both CLO and Non-CLO assets to various liquidity, depth, bid-ask spread and benchmarking criteria as well as assessing the availability of observable inputs affecting their fair valuation.

(2)
Items within the Level 3 rollforward have been restated to reflect assets purchased during a period as purchases rather than transfers. The presentation of gross origination of IRLC’s and gross conversion to mortgage held for sale have also been restated to show the break out from net realized and unrealized gains and losses, conversion to real estate owned, and transfers out of level 3 assets. These changes have no impact on the total amount of level 3 assets.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017
(in thousands, except share data)

The following table represents additional information about liabilities that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value for the following periods:

	Three Months Ended March 31,
	2017		2016
	Non-CLO Liabilities	CLO Liabilities	Non-CLO Liabilities	CLO Liabilities
Balance at January 1,	$3,084	$912,034	$2,498	$683,827
Net unrealized gains (losses)	—	(48)	(149)	120
Dispositions	—	(21,410)	—	—
FV adjustment	554	—	—	—
Deconsolidation of CLO due to sale	—	(378,043)	—	—
Balance at March 31,	$3,638	$512,533	$2,349	$683,947

Changes in unrealized (losses) gains included in earnings related to liabilities still held at period end	$—	$(48)	$(149)	$120

The following is quantitative information about Level 3 significant unobservable inputs used in fair valuation. Disclosure of this information is not required in circumstances where a valuation (unadjusted) is obtained from a third-party pricing service and the information regarding the unobservable inputs is not readily available to the Company.

	Fair Value as of				Actual or Range (Weighted average)
Assets (1)	March 31, 2017	December 31, 2016	Valuation Technique	Unobservable input(s)	March 31, 2017	December 31, 2016
Interest rate lock commitments	4,989	4,872	Internal model	Pull through rate	45% - 95%	45% - 95%
NPLs	73,281	74,923	Discounted cash flow	See table below (2)	See table below	See table below
Total	$78,270	$79,795

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

	As of March 31, 2017			As of December 31, 2016
Unobservable inputs	High	Low	Average(1)	High	Low	Average(1)
Discount rate	30.0%	16.0%	22.9%	30.0%	16.0%	22.9%
Loan resolution time-line (Years)	2.6	0.5	1.3	2.3	0.5	1.2
Value of underlying properties	$2,400	$18	$252	$1,800	$32	$234
Holding costs	36.0%	5.6%	8.2%	24.1%	5.4%	8.3%
Liquidation costs	43.8%	8.1%	9.6%	25.0%	8.5%	9.6%
Note rate	6.0%	3.0%	4.8%	6.0%	3.0%	4.8%
Secondary market transaction prices/UPB	88.5%	75.5%	83.4%	88.5%	75.5%	83.7%

(1)	Weighted based on value of underlying properties (excluding the value of underlying properties line item).

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017
(in thousands, except share data)

	Fair Value as of				Actual or Range (Weighted average)
Liabilities (1)	March 31, 2017	December 31, 2016	Valuation Technique	Unobservable input(s)	March 31, 2017	December 31, 2016
Contingent consideration payable - Reliance	$2,200	$1,800	Cash Flow model (2)	Forecast EBITDA	$1,000 - $7,000	$951 - $6,005
				Book value growth rate	N/A	5.0%
				Asset volatility	N/A	1.4% - 23.7%
Contingent consideration payable - Luxury	52	52	Cash Flow model	Projected cash available for distribution	$1,059 - $1,316	$1,059 - $1,316
Preferred notes payable	1,386	1,232	Cash Flow model	Discount rate	12.0%	12.0%
Total	$3,638	$3,084

(1)
Not included in this table are the debt obligations of consolidated CLOs, measured and leveled on the basis of the fair value of the (more observable) financial assets of the consolidated CLOs. See Note—(10) Assets and Liabilities of Consolidated CLOs.

(2) For annual periods a Monte Carlo simulation is run.

The following table presents the carrying amounts and estimated fair values of financial assets and liabilities that are not recorded at fair value and their respective levels within the fair value hierarchy:

	As of March 31, 2017			As of December 31, 2016
	Level within Fair Value Hierarchy	Fair Value	Carrying Value	Level within Fair Value Hierarchy	Fair Value	Carrying Value
Assets:
Notes and accounts receivable, net	2	$33,343	$33,705	2	$28,293	$28,732
Total Assets		$33,343	$33,705		$28,293	$28,732

Liabilities:
Debt, net	3	$757,695	$758,253	3	$798,806	$799,828
Total Liabilities		$757,695	$758,253		$798,806	$799,828

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

Accounts and premiums receivable, net, retrospective commissions receivable and other receivables: The carrying amounts approximate fair value since no interest rate is charged on these short duration assets. Categorized as Level 2 of the fair value hierarchy. See Note—(6) Notes and Accounts Receivable, net.

Due from Brokers, Dealers, and Trustees and Due to Brokers, Dealers and Trustees: The carrying amounts are included in other assets and other liabilities and accrued expenses and approximate their fair value due to their short‑term nature. Categorized as Level 2 of the fair value hierarchy.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017
(in thousands, except share data)

(13) Liability for Unpaid Claims and Claim Adjustment Expenses

Roll forward of Claim Liability
The following table presents the activity in the net liability for unpaid losses and allocated loss adjustment expenses of short-duration contracts for the following periods:

	Three Months Ended March 31,
	2017	2016
Policy liabilities and unpaid claims balance as of January 1	$103,391	$80,663
Less : liabilities of policy-holder accounts balances, gross	(17,417)	(19,037)
Less : non-insurance warranty benefit claim liabilities	(91)	(116)
Gross liabilities for unpaid losses and loss adjustment expenses	85,883	61,510
Less : reinsurance recoverable on unpaid losses - short duration	(63,112)	(42,341)
Less : other lines, gross	(208)	(163)
Net balance as of January 1, short duration	22,563	19,006

Incurred (short duration) related to:
Current year	26,004	20,355
Prior years	2,684	(2,829)
Total incurred	28,688	17,526

Paid (short duration) related to:
Current year	14,035	5,926
Prior years	13,546	9,014
Total paid	27,581	14,940
Net balance as of March 31, short duration	23,670	21,592
Plus : reinsurance recoverable on unpaid losses - short duration	63,708	49,453
Plus : other lines, gross	199	141
Gross liabilities for unpaid losses and loss adjustment expenses	87,577	71,186
Plus : liabilities of policy-holder accounts balances, gross	16,928	18,650
Plus : non-insurance warranty benefit claim liabilities	118	91
Policy liabilities and unpaid claims balance as of March 31	$104,623	$89,927

The following schedule reconciles the total on short duration contracts per the table above to the amount of total losses incurred as presented in the consolidated statement of operations, excluding the amount for member benefit claims:

	Three Months Ended March 31,
	2017	2016
Total incurred	$28,688	$17,526
Other lines incurred	(2)	25
Unallocated loss adjustment expense	469	397
Total losses incurred	$29,155	$17,948
For the three months ended March 31, 2017, the Company’s specialty insurance business experienced an increase in prior year case development of $2,684. This included $707 in its non-standard auto business with the remaining change primarily in warranty and credit lines of business. The warranty and credit lines of business are primarily in retrospective commission arrangements that minimally impacts the operating income of the company.
For the three months ended March 31, 2016, the Company’s specialty insurance business experienced a decrease in prior year case development of $2,829. This included favorable development in its credit lines of business partially offset by $1,246 in non-standard auto with the remainder in warranty. The warranty and credit lines of business are primarily in retrospective commission arrangements that minimally impacts the operating income of the company.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017
(in thousands, except share data)

(14) Other Assets

The following table presents the components of other assets as reported in the Consolidated Balance Sheets:

	As of
	March 31, 2017	December 31, 2016
Due from brokers	$4,037	$2,027
Furnitures, fixtures and equipment, net	6,119	5,936
Prepaid expenses	5,910	5,020
Accrued interest receivable	2,109	2,052
Management fee receivable	4,591	4,308
Other fee receivable	4,657	5,022
Income tax receivable	1,072	4,842
Other	8,258	8,679
Total other assets	$36,753	$37,886

Depreciation expense related to furniture, fixtures and equipment was $597 and $658 for the three months ended ended March 31, 2017 and 2016, respectively.

(15) Other Liabilities and Accrued Expenses

The following table presents the components of other liabilities and accrued expenses as reported in the Consolidated Balance Sheets:

	As of
	March 31, 2017	December 31, 2016
Accounts payable and accrued expenses	$55,349	$67,837
Deferred tax liabilities, net	33,482	32,296
Due to brokers	4,698	8,457
Commissions payable	7,105	7,466
Accrued interest payable	1,632	1,729
Trading liabilities, at fair value	1,529	1,398
Other liabilities	18,387	14,552
Total other liabilities and accrued expenses	$122,182	$133,735

(16) Other Income and Other Expenses

The following table presents the components of other income as reported in the Consolidated Statement of Operations, primarily comprised of interest income and loan fee income related to both loans at fair value and loans at amortized costs, net in our specialty finance business, and management fees from our asset management business:

	Three Months Ended March 31,
	2017	2016
Interest income	$4,727	$5,367
Loan fee income	3,216	2,334
Management fee income	1,707	1,997
Other	860	642
Total other income	$10,510	$10,340

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017
(in thousands, except share data)

The following table presents the components of other expenses as reported in the Consolidated Statement of Operations:

	Three Months Ended March 31,
	2017	2016
Professional fees	$3,997	$6,325
Acquisition and transaction costs	241	383
General and administrative	3,880	3,943
Premium taxes	3,147	2,186
Mortgage origination expenses	2,035	1,795
Property operating expenses	2,542	1,753
Rent and related	2,948	3,172
Other	4,043	5,110
Total other expense	$22,833	$24,667

(17) Stockholders’ Equity

As of March 31, 2017 and December 31, 2016, there were 34,988,864 and 34,983,616 shares of Class A common stock issued and outstanding, respectively, including 6,496,463 and 6,596,000 shares of Class A common stock held by subsidiaries of Tiptree, respectively. As of March 31, 2017 and December 31, 2016, there were 8,049,029 shares of Class B common stock issued and outstanding, respectively, all of which are owned by TFP as a fiduciary for the limited partners of TFP. As a result of the tax reorganization on January 1, 2016, these shares of Class B common stock are accounted for as treasury stock in Tiptree’s financial statements.

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

The company declared cash dividends per share during the following periods presented below:

	Dividends per share for
	Three Months Ended March 31,
	2017	2016
First Quarter	$0.030	$0.025
Total cash dividends declared	$0.030	$0.025

Statutory Reporting and Insurance Company Subsidiaries Dividend Restrictions

The Company's insurance company subsidiaries may pay dividends to the Company, subject to statutory restrictions. Payments in excess of statutory restrictions (extraordinary dividends) to the Company are permitted only with prior approval of the insurance department of the applicable state of domicile. The Company eliminated all dividends from its subsidiaries in the consolidated financial statements. For the three months ended March 31, 2017 and 2016, respectively, the Company’s insurance company subsidiaries did not pay any ordinary or extraordinary dividends.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017
(in thousands, except share data)

The following table presents the combined statutory capital and surplus of the Company's insurance company subsidiaries, the required minimum statutory capital and surplus, as required by the laws of the states in which they are domiciled, and the combined amount available for ordinary dividends of the Company's insurance company subsidiaries for the following periods:

	As of
	March 31, 2017	December 31, 2016
Combined statutory capital and surplus of the Company's insurance company subsidiaries	$104,060	$100,920

Required minimum statutory capital and surplus	$17,200	$17,200

Amount available for ordinary dividends of the Company's insurance company subsidiaries	$9,049	$9,049

At March 31, 2017, the maximum amount of dividends that our regulated insurance company subsidiaries could pay under applicable laws and regulations without regulatory approval was approximately $9,049. The Company may seek regulatory approval to pay dividends in excess of this permitted amount, but there can be no assurance that the Company would receive regulatory approval if sought.

Under the National Association of Insurance Commissioners (NAIC) Risk-Based Capital Act of 1995, a company's Risk-Based Capital (RBC) is calculated by applying certain risk factors to various asset, claim and reserve items. If a company's adjusted surplus falls below calculated RBC thresholds, regulatory intervention or oversight is required. The Company's insurance company subsidiaries' RBC levels, as calculated in accordance with the NAIC’s RBC instructions, exceeded all RBC thresholds as of March 31, 2017

The following table presents the net income of the Company’s statutory insurance companies for the following periods:

	Three Months Ended March 31,
	2017	2016
Net income of statutory insurance companies	$3,047	$1,109

(18) Accumulated Other Comprehensive Income (Loss)

The following table presents the activity in accumulated other comprehensive income (loss) (AOCI), net of tax, for the following periods:

	Unrealized gains (losses) on			Amount Attributable to Noncontrolling Interests
	Available for sale securities	Interest rate swaps	Total AOCI	TFP	Other	Total AOCI to Tiptree Inc.
Balance at December 31, 2016	$(700)	$1,759	$1,059	$(128)	$(376)	$555
Other comprehensive income (losses) before reclassifications	435	84	519	(116)	(26)	377
Amounts reclassified from AOCI	31	99	130	—	—	130
Period change	466	183	649	(116)	(26)	507
Balance at March 31, 2017	$(234)	$1,942	$1,708	$(244)	$(402)	$1,062

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017
(in thousands, except share data)

The following table presents the reclassification adjustments out of AOCI included in net income and the impacted line items on the Consolidated Statement of Operations for the following periods:

	Three Months Ended March 31,		Affected line item in Consolidated Statement of Operations
Components of AOCI	March 31, 2017	March 31, 2016
Unrealized gains (losses) on available for sale securities	$(47)	$57	Net realized and unrealized gains (losses)
Related tax (expense) benefit	16	(20)	Provision for income tax
Net of tax	$(31)	$37

Unrealized gains (losses) on interest rate swaps	$(144)	$319	Interest expense
Related tax (expense) benefit	45	(112)	Provision for income tax
Net of tax	$(99)	$207

(19) Stock Based Compensation

Equity Plans

2007 Manager Equity Plan
The Care Investment Trust Inc. Manager Equity Plan was adopted in June 2007 and will automatically expire on June 21, 2017. As of March 31, 2017, 134,629 common shares remain available for future issuances. No shares have been issued since March 30, 2012 from this plan.

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

The table below summarizes changes to the issuances under the Company’s 2013 Equity Plan for the periods indicated:

Number of shares (1)
Available for issuance as of December 31, 2016	961,650
Shares granted	(943,363)
Available for issuance as of March 31, 2017	18,287
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
The following table summarizes changes to the issuances of Class A common stock, restricted stock, and RSUs under the 2013 Equity Plan for the periods indicated:

	Number of shares issuable	Weighted Average Grant Date Fair Value
Unvested units as of December 31, 2016	299,817	$6.27
Granted	372,736	6.64
Vested	(114,364)	6.27
Unvested units as of March 31, 2017	558,189	6.52

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017
(in thousands, except share data)

The Company values RSUs at their grant-date fair value as measured by Tiptree’s common stock price. Included in vested shares for 2017 are 9,579 shares surrendered to pay taxes on behalf of the employees with shares vesting. During the three months ended March 31, 2017, the Company granted 367,488 RSUs to employees of the Company. 142,175 shares vest ratably over a period of three years that began in April 2017 and the remaining 225,313 shares will vest in April 2020. In addition to those grants, the Company also granted 60,000 RSUs vesting in February 2020 which the Company currently expects to settle in cash and, as such, are accounted for as liability awards.

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
The following table summarizes changes to the issuances of subsidiary RSU’s under the subsidiary incentive plans for the periods indicated:

Grant date fair value of equity shares issuable
Unvested balance as of December 31, 2016	$8,089
Vested	(2,055)
Fair value adjustment	116
Unvested balance as of March 31, 2017	$6,150

Stock Options

Option awards have been granted to the Executive Committee with an exercise price equal to the fair market value of our common stock on the date of grant; those option awards have a 10-year term and are subject the recipient’s continuous service, a market requirement, and generally vest over five years beginning on the 3rd anniversary of the grant date. Options granted during the year ended December 31, 2016 contained a market requirement that, at any time during the option term, the 20-day volume weighted average stock price must exceed the December 31, 2015 book value per share. Options granted in 2017 contained a market requirement that, at any time during the option term, the 20-day volume weighted average stock price plus the sum of actual cash dividends paid must exceed the December 31, 2016 as exchanged book value per share. The market requirement may be met any time before the option expires and it only needs to be met once for the option to remain exercisable for the remainder of its term. If the service condition is met, the full amount of the compensation expense will be recognized over the appropriate vesting period whether the market requirement is met or not.

The fair value option grants are estimated on the date of grant using a Black-Scholes-Merton option pricing formula embedded within a Monte Carlo model used to simulate the future stock prices of the Company, which assumes that the market requirement is achieved. Historical volatility was computed based on historical daily returns of the Company’s stock between the grant date and July 1, 2013, the date of the business combination through which Tiptree became a public company. The valuation is done under a risk-neutral framework using the 10-year zero-coupon risk-free interest rate derived from the Treasury Constant Maturities yield curve on the grant date. The current quarterly dividend rates in effect as of the date of the grant are used to calculate a spot dividend yield as of the date of grant for use in the model.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017
(in thousands, except share data)

The following table presents the assumptions used to estimate the fair values of the stock options granted for the following period:

Valuation Input	Three Months Ended March 31, 2017
		Weighted
	Assumption	Average
Historical Volatility	47.20%	N/A
Risk-free Rate	2.44%	N/A
Dividend Yield	1.80%	N/A
Expected term (years)		6.5

The following table presents the Company's stock option activity for the current period:

	Options Outstanding	Weighted Average Exercise Price (in dollars per stock option)	Weighted Average Grant Date Value (in dollars per stock option)	Options Exercisable
Balance, December 31, 2016	251,237	$5.69	$2.62	—
Granted	570,627	6.65	2.91	—
Balance, March 31, 2017	821,864	$6.36	$2.82	—

Weighted average remaining contractual term at March 31, 2017 (in years)	9.6

Stock-based Compensation Expense

The following table presents the total time-based and performance-based stock-based compensation expense and the related income tax benefit recognized on the Consolidated Statements of Operations:

	Three Months Ended March 31,
	2017	2016
Payroll and employee commissions	$1,798	$353
Professional fees (1)	—	35
Income tax benefit	(634)	(137)
Net stock-based compensation expense	$1,164	$251

(1)	Professional fees consist of the value of restricted stock units and options granted to persons providing services to the Company.

Additional information on total non-vested stock-based compensation is as follows:

	As of
	March 31, 2017
	Stock Options	Restricted Stock Awards and RSUs
Unrecognized compensation cost related to non-vested awards	$2,107	$8,414
Weighted - average recognition period (in years)	3.8	2.6

(20) Related Party Transactions

On June 30, 2012, TAMCO, TFP and Tricadia Holdings LP (Tricadia) entered into the Transition Services Agreement (TSA) in connection with the internalization of the management of Tiptree which was assigned to the Company in connection with the Contribution Transactions. Pursuant to the TSA, Tricadia provides the Company with the services of its Executive Chairman and office space and in 2016, information technology services. Payments to Tricadia for the services of our Executive Chairman are included in employee compensation and benefits.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017
(in thousands, except share data)

TFP and Back Office Services Group, Inc. (BOSG) entered into an administrative services agreement on June 12, 2007 (Administrative Services Agreement), which was assigned to Tiptree on July 1, 2013 in connection with the Contribution Transactions, under which BOSG provided certain back office, administrative and accounting services to the Company and it’s subsidiaries. BOSG is an affiliate of Mariner Investment Group (Mariner). As of June 30, 2016, the Company has concluded that Mariner no longer meets the definition of a related party. This agreement was terminated on December 31, 2016.

Payments under the TSA and Administrative Services Agreement in the three months ended March 31, 2017 and 2016 were not material.

(21) Income Taxes

The total income tax expense (benefit) of $1,166 and $(2,439) for the three months ended March 31, 2017 and 2016, respectively, is reflected as a component of income. For the three months ended March 31, 2017, the Company’s effective tax rate (ETR) was equal to 46.5% which does not bear a customary relationship to the statutory income tax rates. The tax rate for the three months ending March 31, 2017 is higher than the federal and state statutory income tax rates, primarily due to the effect of valuation allowances on net operating losses at certain subsidiaries and the impact of certain gains and losses treated discretely for the period, partially offset by non-controlling interests at certain subsidiaries. The ETR on income for the three months ended March 31, 2017 excluding the effect of discrete items was 30.0%, which is lower than the federal and state statutory income tax rates, primarily driven by non-controlling interests at certain subsidiaries.

For the three months ended March 31, 2016, the Company’s ETR was equal to approximately (49.0)%. The rate was negative and lower than statutory rates due to the impact of tax restructuring to create a consolidated group. The ETR for the three months ended March 31, 2016 excluding the tax restructuring benefit was 32.3%, which is also lower than statutory rates. The difference was driven by (i) the release of valuation allowances on net operating losses earned by certain subsidiaries, offset by (ii) valuation allowances on net operating losses at certain subsidiaries and (iii) the impact of certain gains and losses treated discretely for the period.

(22) Commitments and Contingencies

Contractual Obligations

The table below summarizes the Company’s contractual obligations by period that payments are due:

	As of March 31, 2017
	Less than one year	1-3 years	3-5 years	More than 5 years	Total
Operating lease obligations (1)	$5,007	$7,407	$4,012	$127	$16,553
Total	$5,007	$7,407	$4,012	$127	$16,553

(1)
Minimum rental obligations for Tiptree, Care, Siena, Luxury, Reliance and Fortegra office leases. For the three months ended March 31, 2017 and 2016 rent expense for the Company’s office leases were $1,707 and $1,691, respectively.

In addition, Tiptree’s subsidiary Siena issues standby letters of credit for credit enhancements that are required by its borrower’s respective businesses. As of March 31, 2017, there was $911 outstanding relating to these letters of credit.

Litigation
Fortegra is a defendant in Mullins v. Southern Financial Life Insurance Co., which was filed in February 2006, in the Pike Circuit Court, in the Commonwealth of Kentucky. A class was certified in June 2010. At issue is the duration or term of coverage under certain disability and life credit insurance policies. The action alleges violations of the Consumer Protection Act and certain insurance statutes, as well as common law fraud and seeks compensatory and punitive damages, attorney fees and interest. To date, the court has not awarded sanctions in connection with Plaintiffs’ April 2012 Motion for Sanctions. In January 2015, the trial court issued an Order denying Fortegra’s motion to decertify the class, which was upheld on appeal. Following a February 2017 hearing, the court denied Fortegra’s Motion for Summary Judgment as to certain disability insurance policies but has not yet ruled on such motion with respect to the life insurance policies at issue. No trial or additional hearings are currently scheduled.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017
(in thousands, except share data)

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

(23) Earnings Per Share

The Company calculates basic net income per Class A common share based on the weighted average number of Class A common shares outstanding (inclusive of vested restricted share units). The unvested restricted share units have the non-forfeitable right to participate in dividends declared and paid on the Company’s common stock on an as vested basis and are therefore considered a participating security. The Company calculates basic earnings per share using the “two-class” method, and for the three months ended ended March 31, 2017 and March 31, 2016, the income available to common stockholders was allocated to the unvested restricted stock units.

Diluted net income per Class A common shares for the period includes the effect of potential equity of subsidiaries as well as potential Class A common stock, if dilutive.

The following table presents a reconciliation of basic and diluted net income per common share for the following periods:

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$1,342	$7,414
Less:
Net income (loss) attributable to non-controlling interests	242	1,859
Net income allocated to participating securities	16	34
Net income (loss) attributable to Tiptree Inc. Class A common shares - basic	$1,084	$5,521
Effect of Dilutive Securities:
Securities of subsidiaries	(17)	—
Adjustments to income relating to exchangeable interests, net of tax	205	—
Net income (loss) attributable to Tiptree Inc. Class A common shares - diluted	$1,272	$5,521

Weighted average number of shares of Tiptree Inc. Class A common stock outstanding - basic	28,424,824	34,976,485
Weighted average number of incremental shares of Tiptree Inc. Class A common stock issuable from exchangeable interests and contingent considerations	8,325,132	108,020
Weighted average number of shares of Tiptree Inc. Class A common stock outstanding - diluted	36,749,956	35,084,505

Basic:
Net income (loss) available to Tiptree Inc. Class A common shares	$0.04	$0.16
Diluted:
Net income (loss) attributable to Tiptree Inc. Class A common shares	$0.03	$0.16
(24) Subsequent Events

On April 18, 2017, subsidiaries in our senior living business and their partners entered into agreements to acquire and operate a seniors housing community for total consideration of $11,000, of which $7,000 was financed.

On May 4, 2017, the Company’s board of directors declared a quarterly cash dividend of $0.03 per share to Class A stockholders with a record date of May 22, 2017, and a payment date of May 29, 2017.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017
(in thousands, except share data)

On May 31, 2017, subsidiaries in our senior living business and their partners entered into an agreement to acquire seven skilled nursing facilities for total consideration of $32,000, of which $28,800 was financed.

On June 5, 2017, in settlement of the Tricadia Option, TFP delivered 1,510,920 shares of the Company’s Class A common stock, which were held by a subsidiary of the company, to Tricadia for total consideration of approximately $8,100 in a transaction that was exempt from registration under the Securities Act of 1933.

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

We currently have four reporting segments: specialty insurance, asset management, senior living, and specialty finance. Corporate and other primarily contains corporate expenses not allocated to the operating businesses. See Note—(4) Operating Segment Data, in the notes to the accompanying consolidated financial statements for detailed information regarding our segments. Since different factors affect the financial condition and results of operation of each segment, the following discussion is presented on both a consolidated and segment basis.

Our results of operations are affected by a variety of factors including, but not limited to, general economic conditions and GDP growth, market liquidity and volatility, consumer confidence, U.S. demographics, employment and wage growth, business confidence and investment, inflation, interest rates and spreads, the impact of the regulatory environment, and the other factors set forth in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Generally, our businesses are positively affected by a healthy U.S. consumer, stable to gradually rising interest rates, stable markets and business conditions and the aging U.S. population. Conversely, rising unemployment, volatile markets, rapidly rising interest rates and slowing business conditions can have a material adverse effect on our results of operations or financial condition.

Our specialty insurance results primarily depend on the appropriateness of our pricing, underwriting, risk retention and the accuracy of our methodology for the establishment of reserves for future policyholder benefits and claims, the returns on and values of invested assets, and our ability to estimate contract renewals and run-off. While our insurance operations have historically maintained a high percentage of fees to total revenue and a relatively stable combined ratio which support steady earnings, changing business and economic factors could generate different results than we have historically seen. In our senior living operations, the ability to raise rents and charge for additional services along with the potential impact that inflation may have on the costs of operations could impact margins and the value of the real estate. In our asset management segment, improving business conditions and growing corporate loan demand, especially from small to medium sized businesses has generally supported growth in AUM. Slowing economic growth and/or economic uncertainty could reduce business investment and loan demand, slowing the growth in AUM and associated fees. While economic conditions are generally expected to continue on a positive trend, with interest rates gradually rising as inflation is expected to pick up modestly, and unemployment remaining relatively low, any downward trend or increased volatility and uncertainty in these economic factors could impact our results negatively.

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

RESULTS OF OPERATIONS
The following is a summary of consolidated financial results for the three months ended March 31, 2017 and 2016. Management uses Adjusted EBITDA, on a consolidated and segment basis, and book value per share, as exchanged, as measurements of operating performance which are non-GAAP measures. Management believes the use of Adjusted EBITDA provides supplemental information useful to investors as it is frequently used by the financial community to analyze financial performance, and to analyze a company’s ability to service its debt and to facilitate comparison among companies. Adjusted EBITDA is also used in determining incentive compensation for the Company’s executive officers. Adjusted EBITDA is not a measurement of financial performance or liquidity under GAAP and should not be considered as an alternative or substitute for GAAP net income. Book value per share, as exchanged assumes full exchange of the limited partners units of TFP for Tiptree Class A common stock. Management believes the use of this financial measure provides supplemental information useful to investors as it is frequently used by the financial community to analyze company growth on a relative per share basis.

Summary Consolidated Statements of Operations

($ in thousands)	Three Months Ended March 31,
GAAP:	2017	2016
Total revenues	$163,908	$130,738
Net income before non-controlling interests	1,342	7,414
Net income attributable to Tiptree Inc. Class A common stockholders	1,100	5,555
Diluted earnings per share	0.03	0.16
Cash dividends paid per common share	—	—

Non-GAAP: (1)
Adjusted EBITDA	$11,786	$15,323
Book Value per share, as exchanged	10.15	9.10

(1)	For further information relating to the Company’s Adjusted EBITDA and book value per share, as exchanged, including a reconciliation to GAAP financials, see “—Non-GAAP Reconciliations.”

Consolidated Results of Operations

Revenues

For the three months ended March 31, 2017, the Company reported revenues of $163.9 million, an increase of $33.2 million or 25.4% from the three months ended March 31, 2016. The primary drivers of the increase in revenues were growth in earned premiums and net investment income in our specialty insurance segment, increases in rental income attributable to acquisitions of senior housing properties and improved specialty finance originations volume, partially offset by reduced service and administrative fees, ceding commissions and unrealized gains in our specialty insurance segment and reduced gains on legacy investments previously held at corporate.

Net Income before non-controlling interests

For the three months ended March 31, 2017, net income was $1.3 million compared to $7.4 million in the 2016 period, a decrease of $6.1 million. The primary driver of the decrease was a year-over-year increase in the tax provision. In the three months ended March 31, 2016 period, the tax provision benefited from a $4.0 million tax benefit which was driven by the tax reorganization effective January 1, 2016. Pre-tax income was $2.5 million for the three months ended March 31, 2017 compared to $5.0 million for the same period in 2016. The decline was primarily a result of unrealized losses in our specialty insurance investment portfolio in the three months ended March 31, 2017 compared to unrealized gains in the prior period combined with increased stock-based compensation expense, which were partially offset by increased earnings on CLOs in our asset management segment and improved revenues and margins in our senior living and specialty finance segments. A discussion of the changes in revenues, expenses and net income is presented below and in more detail in our segment analysis.

Net Income (Loss) Available to Class A Common Stockholders

For the three months ended March 31, 2017, net income available to Class A common stockholders was $1.1 million, a decrease of $4.5 million, or 80.2%, from the prior year period. The key drivers of net income available to Class A common stockholders were the same factors which impacted the net income before non-controlling interests.

Adjusted EBITDA

Total Adjusted EBITDA for the three months ended March 31, 2017 was $11.8 million compared to $15.3 million for the 2016 period, a decrease of $3.5 million, or 23.1%. The key drivers of the change in Adjusted EBITDA were the same as those which impacted our net income, excluding the year-over-year change in the tax provision. See “— Non-GAAP Reconciliations” for a reconciliation to GAAP net income.

Book Value per share, as exchanged

As exchanged book value per share for the period ended March 31, 2017 was $10.15, up from $9.10 as of March 31, 2016. The key drivers of the year-over-year increase were diluted earnings per share over the trailing twelve months, re-purchases of 6.7 million shares throughout the last three quarters of 2016 at an average 33% discount to book value, partially offset by employee share issuances and cumulative dividends paid of $0.10 over the last twelve months. As of March 31, 2017, the Tricadia Option (issued in 2007) was in the money and expires June 30, 2017. Given the strike price of the option, if exercised, the impact to book value per share would be a reduction of up to $0.19 per share. For additional information on the Tricadia Option, see Note—(17) Stockholders Equity in the notes to the consolidated financial statements.

Results by Segment
Effective December 31, 2016, Tiptree realigned the principal investments formerly reported in the corporate and other segment into their new reportable segments to align with the Company’s operating strategy. The table below reflects the credit and equity investments contributed to our insurance subsidiary in the specialty insurance segment and the CLO subordinated notes and related warehouse income in the asset management segment for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
($ in thousands)	Revenues		Pre-tax income (loss)
	2017	2016	2017	2016
Specialty insurance	$121,846	$93,106	$4,801	$12,203
Asset management	2,973	3,780	5,581	2,704
Senior living	17,719	13,890	(1,530)	(3,859)
Specialty finance	21,453	16,566	468	(983)
Corporate and other	(83)	3,396	(6,812)	(5,090)
Total	$163,908	$130,738	$2,508	$4,975

Adjusted EBITDA by Segment - Non-GAAP (1)

($ in thousands, unaudited)	Three Months Ended March 31,
	2017	2016
Specialty insurance	$9,379	$15,211
Asset management	5,581	2,704
Senior living	2,966	2,070
Specialty finance	1,066	(730)
Corporate and other	(7,206)	(3,932)
Adjusted EBITDA	$11,786	$15,323

(1)	For further information relating to the Company’s Adjusted EBITDA, including a reconciliation of the Company’s segments’ Adjusted EBITDA to GAAP pre-tax income, see “—Non-GAAP Reconciliations.”

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

Investment portfolio income
We generate net investment income and net realized and unrealized gains (losses) from our investment portfolio.

Operating Results

($ in thousands)	Three Months Ended March 31,
	2017	2016
Revenues:
Net earned premiums	$89,231	$44,615
Service and administrative fees	23,776	30,310
Ceding commissions	2,271	10,703
Net investment income	4,505	2,405
Net realized and unrealized gains	998	4,419
Other income	1,065	654
Total revenues	$121,846	$93,106
Expenses:
Policy and contract benefits	32,992	23,698
Commission expense	56,793	33,038
Employee compensation and benefits	11,009	9,587
Interest expense	3,445	1,639
Depreciation and amortization expenses	3,294	3,983
Other expenses	9,512	8,958
Total expenses	$117,045	$80,903
Pre-tax income (loss)	$4,801	$12,203

Results

Pre-tax income was $4.8 million for the three months ended March 31, 2017, a decrease of $7.4 million or 60.7% over the prior year operating results. The primary drivers of the decline in period-over-period results were reduced realized and unrealized gains of $3.4 million, increases in interest expense of $1.8 million, increases in stock-based compensation expense of $1.4 million and reduced underwriting margin of $2.9 million, partially offset by increases in net investment income of $2.1 million.

Value of Business Acquired (“VOBA”)

The acquisition of Fortegra resulted in purchase price accounting adjustments in the segment giving effect to push-down accounting treatment of the acquisition. The application of push-down accounting creates a modest impact to net income, but impacts individual assets, liabilities, revenues, and expenses. Due to acquisition accounting, revenue and expenses related to acquired contracts are recognized differently from those related to newly originated contracts.

VOBA impacts

($ in thousands)	Three Months Ended March 31,
	2017	2016	Variance
Total revenues (1)	$(303)	$(2,387)	$2,084
Commission expense (1)	(724)	(4,263)	3,539
Depreciation and amortization expense (2)	112	1,487	(1,375)
Other expenses (1)	(43)	(153)	110

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

Total revenues were $121.8 million for the three months ended March 31, 2017, up $28.7 million, or 30.9% over the prior year period. The increase was primarily driven by an increase in earned premiums of $44.6 million, or 100.0%, and other income of $0.4 million, which were partially offset by decreases in service and administrative fees of $6.5 million, or 21.6%, and ceding commissions of $8.4 million. The revenues on the investment portfolio, including net investment income and realized and unrealized gains, were $5.5 million for the three months ended March 31, 2017 compared to $6.8 million in the 2016 period, a decrease of $1.3 million.

The increase in earned premiums was driven by growth in our credit protection, warranty and program products. Substantially all of the increase was the result of our captive reinsurance subsidiary replacing a third party as reinsurer of certain credit protection products in the fourth quarter of 2016, thus avoiding reinsurance costs and gaining additional investment flexibility. This transaction was consistent with our strategy to grow underwriting and investment profits at our specialty insurance subsidiaries. As a result, several income statement line items increased for the three months ended March 31, 2017 when compared to prior periods including earned premiums, commission expense and policy and contract benefits. Ceding commissions declines are consistent with the strategy to retain a higher portion of written business which results in less revenues from experience refunds. Service and administrative fees are lower year-over-year primarily from a reduction in fee-related revenues on our mobile protection products.

Expenses

Total expenses include policy and contract benefits, commissions expense and operating expenses. For the three months ended March 31, 2017, total expenses were $117.0 million compared to $80.9 million in the 2016 period. The primary drivers of the increase were policy and contract benefits and commission expense as net written premiums increased over the 2016 period.

There are two types of expenses for claims payments under insurance and warranty service contracts which are included in policy and contract benefits: member benefit claims and net losses and loss adjustment expenses. Member benefit claims represent the costs of services and replacement devices incurred in car club and warranty protection service contracts. Net losses and loss adjustment expenses represent actual insurance claims paid, changes in unpaid claim reserves, net of amounts ceded, and the costs of administering claims for credit life and other insurance lines, such as non-standard auto. Incurred claims are impacted by loss frequency, which is a measure of the number of claims per unit of insured exposure, and loss severity, which is based on the average size of claims. Factors affecting loss frequency and loss severity include changes in claims reporting patterns, claims settlement patterns, judicial decisions, economic conditions, morbidity patterns and the attitudes of claimants towards settlements. For three months ended March 31, 2017, policy and contract benefits were $33.0 million, up $9.3 million from the prior year primarily as a result of increased retention in our credit protection and program products.

Commission expense is incurred on most product lines, the majority of which are retrospective commissions paid to distributors and retailers selling our products, including credit insurance policies, motor club memberships, mobile device protection and warranty service contracts. Credit insurance commission rates are, in many cases, set by state regulators and are also impacted by market conditions and retention levels. Total commission expense for three months ended March 31, 2017 was $56.8 million compared to $33.0 million in 2016. The primary drivers of the increase were the commission expense associated with the higher retention rate on our credit protection products along with VOBA purchase accounting impacts, as highlighted in the table above.

Operating expenses are composed of employee compensation and benefits, interest expense, depreciation and amortization expenses and other expenses. Total employee compensation and benefits were $11.0 million for 2017, up $1.4 million from 2016 as a result of increased stock based compensation expense. Interest expense of $3.4 million in 2017 increased by $1.8 million versus the prior year, primarily from increased asset based borrowings on certain investments within the investment portfolio. Other expenses for the three months ended March 31, 2017 were $9.5 million, up $0.6 million from 2016 primarily as a result of increased premium taxes as written and earned premiums grew. Depreciation and amortization expense was lower year-over-year as a result of the decline in VOBA purchase accounting impact from the amortization of the fair value attributed to the insurance policies and contracts acquired, which was $0.1 million for the three months ended March 31, 2017 versus $1.5 million for the three months ended March 31, 2016. This was partially offset by amortization of other intangibles including customer relationships and trade names.

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

Written Premiums

	Three Months Ended March 31,
($ in thousands, unaudited)	Credit Protection		Warranty		Programs		Services and Other		Insurance Total
	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Gross written premiums	$101,786	$107,182	$21,770	$12,045	$41,789	$63,264	$8	$9	$165,353	$182,500
Net written premiums	65,010	27,809	12,521	9,901	8,817	9,681	—	—	86,348	47,391

Total gross written premiums for the three months ended March 31, 2017 were $165.4 million, which represented a decrease of $17.1 million or 9.4% from the prior year period. The amount of business retained was 52.2%, up from 26.0% in the prior year period as the Company retained more risk in 2017 than 2016. Total net premiums written for the three months ended March 31, 2017 were $86.3 million, up $39.0 million or 82.2%. Credit protection net premiums written for the three months ended March 31, 2017 were $65.0 million, higher than the prior year period by $37.2 million. The increase in retention and net written premiums was consistent with the Company’s strategy and was largely driven by our captive reinsurer retaining credit protection products as discussed above. For 2016, warranty product net written premiums were $12.5 million, up $2.6 million from 2016 and program products were $8.8 million, down $0.9 million from 2016. Warranty premium growth is primarily driven by increased policies written for furniture, appliances and auto products. Programs written premiums declined as we continue to run-off non-core specialty programs that did not meet underwriting performance standards. We believe there are additional opportunities to expand our warranty and programs insurance business model to other niche products and markets.

Operating Results - Non-GAAP

Product Underwriting Margin

The following table presents product specific revenue and expenses within the specialty insurance segment for the three months ended March 31, 2017 and 2016. As mentioned above, we generally limit the underwriting risk we assume through the use of both reinsurance (e.g., quota share and excess of loss) and retrospective commission agreements with our partners (e.g., commissions paid adjust based on the actual underlying losses incurred), which manage and mitigate our risk. Period-over-period comparisons of revenues are often impacted by the PORCs and clients’ choice as to whether to retain risk, specifically with respect to the relationship between service and administration expenses and ceding commissions, both components of revenue, and the offsetting policy and contract benefits and commissions paid to our partners and reinsurers. Generally, when losses are incurred, the risk which is retained by our partners and reinsurers is reflected in a reduction in commissions paid. In order to better explain to investors the net financial impact of the risk retained by the Company of the insurance contracts written and the impact on profitability, we use the Non-GAAP metric - As Adjusted Underwriting Margin. For the same reasons that we adjust our combined ratio for the effects of purchase accounting, VOBA impacts can also mask the actual relationship between revenues earned and the offsetting reductions in commissions paid, and thus the period over period net financial impact of the risk retained by the Company. As such, we believe that presenting underwriting margin provides useful information to investors and aligns more closely to how management measures the underwriting performance of the business.

As Adjusted Underwriting Margin - Non-GAAP

	Three Months Ended March 31,
($ in thousands, unaudited)	Credit Protection		Warranty		Programs		Services and Other		Insurance Total
	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
As Adjusted Revenues:
Net earned premiums	$71,950	$29,294	$9,951	$9,149	$7,330	$6,172	$—	$—	$89,231	$44,615
Service and administrative fees	10,369	11,438	9,355	15,678	2,749	3,147	1,585	2,243	24,058	32,506
Ceding commissions	2,292	10,893	—	1	—	—		—	2,292	10,894
Other income	98	55	—	93	—	30	967	476	1,065	654
Less product specific expenses:
Policy and contract benefits	16,908	7,228	9,794	10,510	6,243	5,953	47	7	32,992	23,698
Commission expense	52,840	28,559	3,213	7,628	1,262	1,026	202	88	57,517	37,301
As Adjusted underwriting margin (1)	$14,961	$15,893	$6,299	$6,783	$2,574	$2,370	$2,303	$2,624	$26,137	$27,670
(1) For further information relating to the Company’s adjusted underwriting margin, including a reconciliation to GAAP financials, see “—Non-GAAP Reconciliations.”

As Adjusted Underwriting Margin

As adjusted underwriting margin for the three months ended March 31, 2017 was $26.1 million, down from $27.7 million in 2016. Credit protection as adjusted underwriting margin was $15.0 million, a decrease from 2016 results by $0.9 million or 5.9%. Credit protection products were down primarily due to lower service and administrative fees, as volumes were lower than the first quarter of 2016. As adjusted underwriting margin for warranty products was $6.3 million for 2017, down $0.5 million or 7.1% from 2016. We continue to experience dampening effects from our mobile protection products given competitive pressures. Programs as adjusted underwriting margin for 2017 was $2.6 million, up 8.6% from 2016, due to increased earned premiums. We believe our programs continue to provide opportunity for growth through expanded product offerings, new clients and geographic expansion. Services and other contributed $2.3 million in 2017, down $0.3 million from 2016 as certain business processing services are in run-off.

Policy and contract benefits, which include net losses, loss adjustments and member benefit claims, were $33.0 million for the three months ended March 31, 2017, up $9.3 million period-over-period. The increase in net losses over the prior year period was a function of growth in earned premiums in credit and program products, partially offset by lower claims in mobile devices consistent with the decline in written premiums.

Commission expense, excluding the impacts of VOBA, was $57.5 million for the three months ended March 31, 2017, up $20.2 million, driven by the increase in policies issued in the credit life and specialty auto warranty and insurance products. The increase was driven by growth in earned premiums in credit and specialty products. Additionally, warranty commissions were down $4.4 million as a result of declines in the mobile protection product.

Insurance Operating Ratios

We use the combined ratio as an insurance operating metric to evaluate our underwriting performance, both overall and relative to peers. Expressed as a percentage, it represents the relationship of policy and contract benefits, commission expense (net of ceding commissions), employee compensation and benefits, and other expenses to net earned premiums, service and administrative fees, and other income. Investors use this ratio to evaluate our ability to profitably underwrite the risks we assume over time and manage our operating costs. A combined ratio less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss. Since VOBA purchase accounting adjustments impact revenues and expenses related to acquired contracts differently from newly originated, we also show the combined ratio on an as adjusted basis, eliminating the accounting effects of VOBA. Management believes showing an as adjusted combined ratio provides useful information to investors to compare period over period operating results. Following is a summary of these performance metrics for the three months ended March 31, 2017 and 2016.

Operating Ratios

	Three Months Ended March 31,
Insurance operating ratios:	2017	2016
Combined ratio	94.7%	85.4%
As adjusted Combined ratio - Non-GAAP (1)	95.1%	88.5%
(1) For further information relating to the Company’s as adjusted combined ratio, including a reconciliation to GAAP financials, see “—Non-GAAP Reconciliations.”

The combined ratio for 2017 was 94.7% which was an increase from 85.4% in 2016. The as adjusted combined ratio, which excludes these purchase accounting impacts, was 95.1% for 2017, compared to 88.5% for 2016 with the increase driven primarily by the reduction in underwriting margins and increased stock based compensation mentioned above. The combined impact of these drivers caused the combined ratio to deteriorate.

Specialty Insurance Investment Portfolio

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
Specialty Insurance Investment Portfolio - Non-GAAP

($ in thousands)	Three Months Ended March 31,
	2017	2016
Cash and cash equivalents	$22,467	$8,166
Available for sale securities, at fair value	152,529	185,092
Equity securities, trading, at fair value	46,872	21,259
Loans, at fair value (1)	96,801	71,077
Real estate, net	24,379	3,677
Other investments	4,036	4,134
Net investments	$347,084	$293,405

Net investment income	4,505	2,405
Realized gains (losses)	1,076	(241)
Unrealized gains (losses)	(78)	4,660
Interest expense	(1,701)	(485)
Net portfolio income	$3,802	$6,339
Average Annualized Yield % (2)	4.4%	9.0%
(1) Loans, at fair value, net of asset based debt, see “—Non-GAAP Reconciliations”, for a reconciliation to GAAP financials.
(2) Average Annualized Yield % represents the ratio of annualized net investment income, realized and unrealized gains (losses) less investment portfolio interest expense to the average of the prior five quarters total investments less investment portfolio debt plus cash.

Net investments of $347.1 million have grown 18.3% from March 31, 2016 through a combination of internal growth, increased retention of premiums written, and assets contributed by the Company to further capitalize Fortegra.

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

For the three months ended March 31, 2017 net investment portfolio income was $3.8 million compared to $6.3 million in the comparable 2016 period. The average annualized yield declined from 9.0% in 2016 to 4.4% in 2017 as a result of lower unrealized gains of $4.7 million, which was related to fair market valuation of equities and loans, and an increase in asset based interest expense of $1.2 million. Those factors were partially offset by increases in net investment income of $2.1 million, as interest and dividend payments improved year-over-year, and realized gains improved by $1.3 million, as we began to realize gains on sales of our non-performing residential loans.

Adjusted EBITDA

Adjusted EBITDA was $9.4 million and $15.2 million for the three months ended March 31, 2017 and 2016 respectively. The key drivers were similar to those that impacted pre-tax results. See “—Non-GAAP Reconciliations” for a reconciliation to GAAP pre-tax income.

Asset Management

The Company’s asset management segment earns revenues from CLOs under management, including management fees, distributions and realized and unrealized gains on the Company’s holdings of subordinated notes. Also included in the segment are the management fees, investment earnings and costs associated with our legacy tax-exempt securities business, CLO warehouse facilities and our credit hedging strategies. As of March 31, 2017, total fee earning AUM was $1.75 billion, which was down $137.8 million from March 31, 2016 as the run-off in our older CLOs (Telos 1 & 2) have not been replaced with new AUM. Total investment in CLO subordinated notes and management fee participation rights, at fair market value, as of March 31, 2017 was $40.6 million, down from $57.3 million as of December 31, 2016. On January 23, 2017 the Company sold its investment in Telos 5 for consideration of $15.9 million resulting in deconsolidation for the 2017 period.

Operating Results

($ in thousands)	Three Months Ended March 31,
	2017	2016
Revenues:
Net realized and unrealized gains (losses)	$853	$(692)
Management fee income	1,707	1,997
Other income	413	2,475
Total revenue	$2,973	$3,780

Expenses:
Employee compensation and benefits	1,151	1,295
Interest expense	—	706
Other expenses	156	180
Total expenses	$1,307	$2,181
Net income attributable to consolidated CLOs	3,915	1,105
Pre-tax income (loss)	$5,581	$2,704

Results

Pre-tax income was $5.6 million for the three months ended March 31, 2017 compared to $2.7 million for the 2016 period, an increase of $2.9 million. The primary driver of the increase was favorable fair value marks on our CLO subordinated notes and other investments, up $5.2 million versus the first quarter of 2016. Revenues, comprised primarily of asset management fees, including incentive fees on unconsolidated CLOs, and warehouse interest income and realized gains, totaled $3.0 million in the three months ended March 31, 2017, compared to $3.8 million for the prior year period. The decrease was driven by reduced other income related to the Telos 7 warehouse and tax exempt security interest income in 2016 whereas neither of which were contributors to revenue in the three months ended March 31, 2017. Additionally, management fee income declined as our older vintage CLOs are in run-off, which was partially offset by a realized gain from the sale of Telos 5 subordinated note and unrealized gains from credit hedging instruments of $0.9 million in the three months ended March 31, 2017 compared to a loss of $0.7 million in the 2016 period.

Expenses for the 2017 period were $1.3 million compared to $2.2 million for the 2016 period, primarily driven by decreases in interest expense associated with the Telos 7 warehouse and declines in employee incentive compensation as management and incentive fees reduced period over period. Net income attributable to consolidated CLOs was up $2.8 million primarily due to favorable fair value marks on our CLO subordinated notes in the 2017 period as compared to the 2016 period.

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

As Adjusted Revenues (1)

($ in thousands)	Three Months Ended March 31,
	2017	2016
Assets Under Management:
Fee earning AUM	$1,753,736	$1,891,536
Non fee earning AUM	170,922	255,225

As Adjusted Revenues:
Management fees	$2,075	$2,666
Distributions	2,567	2,821
Realized and unrealized gains (losses)	2,233	(3,005)
Other income	13	2,403
Total as adjusted revenues	$6,888	$4,885

(1)	For further information relating to the Asset Management as adjusted revenues, including a reconciliation to GAAP revenues, see “Non-GAAP Reconciliations”.

For the three months ended March 31, 2017, as adjusted revenues were $6.9 million compared to $4.9 million for the same period in 2016. The increase was driven primarily by favorable realized and unrealized gains on CLO subordinated notes and other investments of $5.2 million, partially offset by reductions in management and incentive fees of $0.6 million, distributions of $0.2 million, and other income of $2.4 million.

Fee earning AUM has declined as older CLO vintages run-off, which has resulted in reduced management and incentive fees. Additionally, our investments in subordinated notes of the CLOs have also declined, which resulted in lower distributions period over period. Realized and unrealized gains were favorable as a result of the $0.7 million gain on sale of Telos 5 and $1.5 million of unrealized mark to market gains on our remaining CLO subordinated notes and other investments in the 2017 period as compared to an unrealized loss of $3.0 million in the 2016 period. Other income includes legacy tax-exempt securities, CLO warehouse facilities and our credit hedging strategies which declined year-over-year as those products were in place in the 2016 period and not in the 2017 period.

Adjusted EBITDA

Adjusted EBITDA was $5.6 million for the three months ended March 31, 2017, compared to $2.7 million for the comparable prior year period. The increase was driven by the same factors discussed above under “Results.” See “—Non-GAAP Reconciliations” for a reconciliation to GAAP pre-tax income.

Senior Living

We operate our senior living segment through Care which is focused on investing in seniors housing properties including senior apartments, independent living, assisted living, memory care and, to a lesser extent, skilled nursing facilities. As of March 31, 2017, Care’s portfolio consists of 31 properties across 11 states primarily in the Mid-Atlantic and Southern United States comprised of 13 Triple Net Lease (“NNN”) Properties and 18 Managed Properties.

In Triple Net Lease Properties, we own the real estate and enter into a long term lease with an operator who is typically responsible for bearing operating costs, including maintenance, utilities, taxes, insurance, repairs and capital improvements. The operations of the Triple Net Lease Properties are not consolidated since we do not manage or own the underlying operations. For Triple Net Lease Properties’ operations, we recognize primarily rental income from the lease since substantially all expenses are passed through to the tenant. In Managed Properties, we generally own between 65-90% of the real estate and the operations with affiliates of the management company owning the remainder. We therefore consolidate all of the assets, liabilities, income and expense of the Managed Properties operations in segment reporting. For the three months ended March 31, 2017 and 2016, operating results present revenues and expenses, which include amounts attributable to non-controlling interests.

Operating Results

($ in thousands)	Three Months Ended March 31,
	2017	2016
Revenues:
Rental and related revenue	17,403	13,605
Other income	316	285
Total revenue	$17,719	$13,890

Expenses:
Employee compensation and benefits	7,079	5,638
Interest expense	2,701	1,854
Depreciation and amortization expenses	4,255	4,130
Other expenses	5,214	6,127
Total expenses	$19,249	$17,749
Pre-tax income (loss)	$(1,530)	$(3,859)

Results

For the three months ended March 31, 2017, we incurred a pre-tax loss of $1.5 million compared with a pre-tax loss of $3.9 million for the same period in 2016. The properties acquired in the 2017 period and the 2016 period have generated higher rental and related revenue in the 2017 period compared to the 2016 period. However the Company also incurred additional depreciation, amortization and interest expenses as a consequence of the acquisition of these properties. As a result, the lower loss was driven by greater growth in rental income, due to both improvements in the operating performance of the underlying properties and the addition of new properties, relative to the growth in operating expenses, including the depreciation and amortization and interest expense related to the acquired properties.

Revenues

Revenues were $17.7 million for the three months ended March 31, 2017, compared with $13.9 million for the comparable 2016 period, an increase of $3.8 million or 27.6%. The increase in rental and related revenue was primarily due to the facilities acquired since the first quarter of 2016, including two properties acquired in 2017 and four properties acquired in 2016.

Expenses

Expenses are comprised of interest expenses on borrowings, payroll expenses (including employees of the managers at each of Care’s Managed Properties), professional fees, depreciation and amortization of properties and leases acquired and other expenses.

Expenses for the three months ended March 31, 2017 were $19.2 million, compared with $17.7 million for 2016, an increase of $1.5 million or 8.5%. The primary increases period-over-period include property operating expenses of $2.4 million (including employee compensation and benefits and other expenses), interest expense of $0.7 million and depreciation and amortization expenses of $0.1 million, which were partially offset by a reduction in payroll and other costs of $1.7 million. The increase in property operating expenses was primarily attributable to consolidation of the expenses of the two Managed Properties acquired in the first quarter of 2016, one acquired in the third quarter of 2016 and one acquired in the first quarter of 2017.

The Company is party to interest rate swaps in order to hedge interest rate exposure associated with its real estate holdings. These instruments swap fixed to floating rate cash streams in order to maintain the economics on the mortgage debt. As a result of movements in interest rates in the three months ended March 31, 2016, an unrealized loss was recorded in other expenses for $1.4 million for swaps that had not been previously designated as hedging relationships, which is the primary reason for the reduction in other expenses.

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

Product NOI - Non-GAAP (1)

($ in thousands)	Three Months Ended March 31,
	2017	2016
Triple Net Leases	$2,189	$1,844
Managed Properties	4,132	3,057
Segment NOI	$6,321	$4,901

Managed Property NOI Margin % (2)	27.2%	26.0%

(1)	For further information relating to the Senior Living NOI, including a reconciliation to GAAP pre-tax income, see “—Non-GAAP Reconciliations.”

(2)	NOI Margin % is the relationship between Managed Property segment NOI and Rental and related revenue.

NOI was $6.3 million for the three months ended March 31, 2017, compared with $4.9 million in the prior year period, an increase of $1.4 million or 29.0%. The primary drivers of improvement in NOI in both periods was an increase in rental revenue partially offset by increased property operating expenses. Several of our recent acquisitions included properties that the Company and its operating partners are enhancing through renovation projects and other capital upgrades in an effort to grow revenue and to allow them to operate more efficiently. As indicated in the table above, NOI margins on Managed Properties improved from 26.0% in the three months ended March 31, 2016 to 27.2% for three months ended March 31, 2017. As the more recently acquired facilities ramp up and stabilize, we expect our results to reflect additional NOI margin improvements.

Adjusted EBITDA

Adjusted EBITDA was $3.0 million for the three months ended March 31, 2017, compared to $2.1 million in the three months ended March 31, 2016, driven primarily increases in NOI partially offset by increased interest expense on new acquisitions. See “—Non-GAAP Reconciliations” for a reconciliation to GAAP pre-tax income.

Specialty Finance

The specialty finance segment is comprised of our mortgage origination business, including, Reliance, which is 100% owned and Luxury, which is 67.5% owned by us and the lending operations of Siena, a commercial finance company, which is 62% owned by us.

Operating Results

($ in thousands)	Three Months Ended March 31,
	2017	2016
Revenues:
Net realized and unrealized gains (losses)	14,456	11,700
Other income	6,997	4,866
Total revenue	$21,453	$16,566

Expenses:
Employee compensation and benefits	13,669	11,468
Interest expense	1,353	1,185
Depreciation and amortization expenses	198	202
Other expenses	5,765	4,694
Total expenses	$20,985	$17,549
Pre-tax income (loss)	$468	$(983)

Results

For the three months ended March 31, 2017, pre-tax income was $0.5 million compared with a loss of $1.0 million for the comparable 2016 period. Revenues were $21.5 million for the three months ended March 31, 2017, compared with $16.6 million for 2016, an increase of $4.9 million or 29.5%. Expenses were $21.0 million for the three months ended March 31, 2017, compared with $17.5 million in 2016, an increase of $3.5 million or 19.6%. The increases were primarily driven by increased mortgage originations volume and higher earning assets in the commercial lending businesses.

Revenues

Revenues are comprised of gain on sale of mortgages originated and sold to investors, gains and losses on the mortgage pipeline of interest rate lock commitments and mortgage loans held for sale and their associated hedges, and net interest income and fees associated with our commercial lending products and the mortgage origination business.

Revenues increased from $16.6 million in three months ended March 31, 2016 to $21.5 million in the 2017 period, primarily driven by higher mortgage and lending originations volume. Mortgage origination volume improved 14.6% from $332.8 million for the three months ended March 31, 2016 to $381.4 million for three months ended March 31, 2017 while realizing 41.2 basis points improvement in net revenue margins year-over-year. This was primarily a result of the change in product mix towards higher margin government and agency products. In addition, commercial lending grew with average earning assets of $103.9 million in the three months ended March 31, 2017, compared with $57.0 million in the three months ended March 31, 2016, an increase of 82.3%. The improvement was driven by increased loan originations and higher utilization rates of facilities by borrowers which increased interest income and loan fees, reported in other income.

Expenses

Increased revenues were partially offset by higher expenses, which increased from $17.5 million for the three months ended March 31, 2016 to $21.0 million for three months ended March 31, 2017. Expenses are composed of payroll and employee commissions, interest expense, professional fees and other expenses. The primary driver of increased expenses in 2017 was higher payroll and employee commissions as the Company increased the number of loan officers, plus higher marketing costs to support the higher volume and sales personnel. From March 31, 2016 to March 31, 2017, the specialty finance headcount increased from 502 to 544, or by 8.4%. In addition to the increase in headcount and marketing expenses, the change in the fair value of the contingent earn-out liability at Reliance represented an increase in expense year-over-year of $0.4 million. Since the contingent earn-out is payable in Tiptree stock, the fair value increases as Tiptree’s stock price increases.

Operating Results - Non GAAP

Adjusted EBITDA

Adjusted EBITDA was $1.1 million for the three months ended March 31, 2017 compared to a loss of $0.7 million in the three months ended March 31, 2016. The increases were driven by the same factors that impacted pre-tax income explained above. See “—Non-GAAP Reconciliations” for a reconciliation to GAAP pre-tax income.

Corporate and Other

Corporate and other incorporates revenues from non-core legacy principal investments and expenses including interest expense on the holding company credit facility and employee compensation and benefits, professional fees and other expenses.

Operating Results

($ in thousands)	Three Months Ended March 31,
	2017	2016
Revenues:
Net realized and unrealized gains (losses)	(95)	3,333
Other income	12	63
Total revenue	$(83)	$3,396

Expenses:
Employee compensation and benefits	3,201	2,620
Interest expense	1,280	1,096
Depreciation and amortization expenses	62	62
Other expenses	2,186	4,708
Total expenses	$6,729	$8,486
Pre-tax income (loss)	$(6,812)	$(5,090)

Results

For the three months ended March 31, 2017, the Company recorded a loss of $6.8 million compared with a loss of $5.1 million for the 2016 period, a decrease in pre-tax income of $1.7 million. The key drivers of year-over-year decline were $3.5 million of revenues in the 2016 period from realized gains on the sale of certain legacy principal investments which did not repeat in 2017, partially offset by decreases in total corporate expenses of $1.8 million primarily related to professional services.

Expenses include holding company interest expense, employee compensation and benefits, professional fees and other expenses. Corporate employee compensation and benefits expense includes the expense of management, legal and accounting staff. Other expenses primarily consisted of audit and professional fees, insurance, office rent and other expenses.

Employee compensation and benefits were $3.2 million in the three months ended March 31, 2017, compared to $2.6 million in the three months ended March 31, 2016 as the Company expanded its staff as a result of our efforts to improve our reporting and controls infrastructure. For the three months ended March 31, 2017, 53% of employee compensation was related to increased stock based compensation and current year business performance.

Interest expense was $1.3 million in the three months ended March 31, 2017, compared to $1.1 million in the three months ended March 31, 2016. Other expenses were $2.2 million in the three months ended March 31, 2017 as compared to $4.7 million in 2015. The year-over-year decrease of $2.5 million was driven by reduced external consulting spend as a result of our improved reporting and controls infrastructure.

Operating Results - Non-GAAP

Adjusted EBITDA

Adjusted EBITDA was a loss of $7.2 million for the three months ended March 31, 2017 compared to a loss of $3.9 million in the prior year period. The decrease in Adjusted EBITDA was driven by the same factors that impacted pre-tax income, combined with EBITDA adjustments in the 2017 period to reflect the cash payment to a former executive. See “—Non-GAAP Reconciliations” for a reconciliation to GAAP pre-tax income.

Provision for income taxes

The total income tax expense of $1.2 million and benefit of $2.4 million for the three months ended March 31, 2017 and 2016, respectively, is reflected as a component of net income. Below is a table that breaks down the components of the Company’s effective tax rate (“ETR”).

	Three Months Ended March 31,
	2017	2016
Statutory rate	35.0%	35.0%
Impact of state tax and permanent items	(1.5)	(0.4)
Impact of NCI	(3.5)	(2.8)
Impact of restructuring	—	(81.3)
Impact of other discrete	16.5	0.5
ETR	46.5%	(49.0)%

For the three months ended March 31, 2017, the Company’s ETR was equal to 46.5% which does not bear a customary relationship to the statutory income tax rates. The ETR for the three months ending March 31, 2017 is higher than the federal and state statutory income tax rates, primarily due to the effect of valuation allowances on net operating losses at certain subsidiaries and the impact of certain gains and losses treated discretely for the period, partially offset by non-controlling interests at certain subsidiaries. The ETR for the three months ended March 31, 2017 excluding the effect of discrete items was 30.0%, which is lower than the federal and state statutory income tax rates, primarily driven by non-controlling interests at certain subsidiaries.

For the three months ended March 31, 2016, the Company’s ETR was equal to approximately (49.0)%. The rate was negative and lower than statutory rates due to the impact of tax restructuring to create the consolidated group. The ETR for the three months ended March 31, 2016 excluding the tax restructuring benefit was 32.3%, which is also lower than statutory rates. The difference was driven by (i) the release of valuation allowances on net operating losses earned by on certain subsidiaries offset by (ii) valuation allowances on net operating losses earned by other subsidiaries, and (iii) the impact of certain gains and losses treated discretely for the period.

Balance Sheet Information - as of March 31, 2017 compared to the year ended December 31, 2016

Tiptree’s total assets were $2.5 billion as of March 31, 2017, compared to $2.9 billion as of December 31, 2016. The $423.0 million decrease in assets is primarily attributable to decreases in assets of consolidated CLOs, due to the deconsolidation of one CLO during the three months ended March 31, 2017 as a result of selling the subordinated notes. Additionally, loans at fair value and loans at amortized cost decreased, partially offset by increases in real estate from acquisitions in our senior living segment, notes and accounts receivable and reinsurance receivable in our specialty insurance segment. Total stockholders’ equity of Tiptree was $294.7 million as of March 31, 2017 compared to $293.4 million as of December 31, 2016. As of March 31, 2017 there were 28,492,401 shares of Tiptree Class A common stock outstanding, net of Treasury shares held at subsidiaries.

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

Reconciliation from GAAP net income to Non-GAAP financial measures - EBITDA and Adjusted EBITDA
($ in thousands, unaudited)	Three Months Ended March 31,
	2017	2016
Net income (loss) available to Class A common stockholders	$1,100	$5,555
Add: net (loss) income attributable to noncontrolling interests	242	1,859
Income (loss)	$1,342	$7,414
Consolidated interest expense	8,779	6,480
Consolidated income taxes	1,166	(2,439)
Consolidated depreciation and amortization expense	7,809	8,377
EBITDA	$19,096	$19,832
Consolidated non-corporate and non-acquisition related interest expense(1)	(5,864)	(4,278)
Effects of Purchase Accounting (2)	(464)	(2,030)
Non-cash fair value adjustments (3)	513	1,416
Significant acquisition expenses (4)	241	383
Separation expense adjustments (5)	(1,736)	—
Adjusted EBITDA of the Company	$11,786	$15,323

(1)
The consolidated non-corporate and non-acquisition related interest expense is subtracted from EBITDA to arrive at Adjusted EBITDA. This includes interest expense associated with asset-specific debt at subsidiaries in the specialty insurance, asset management, senior living and specialty finance segments.

(2)
Following the purchase accounting adjustments, current period expenses associated with deferred costs were more favorably stated and current period income associated with deferred revenues were less favorably stated. Thus, the purchase accounting effect related to Fortegra increased EBITDA above what the historical basis of accounting would have generated. The impact of this purchase accounting adjustments have been reversed to reflect an adjusted EBITDA without such purchase accounting effect. The impact for the three months ended March 31, 2017 and 2016 was an effective increase to pre-tax earnings of $352 thousand and $542 thousand, respectively.

(3)
For our senior living segment, Adjusted EBITDA excludes the impact of the change of fair value of interest rate swaps hedging the debt at the property level. For Reliance, within our specialty finance segment, Adjusted EBITDA excludes the impact of changes in contingent earn-outs. For our specialty insurance segment, depreciation and amortization on senior living real estate that is within net investment income is added back to Adjusted EBITDA.

(4)	Acquisition costs include legal, taxes, banker fees and other costs associated with senior living acquisitions in 2017 and 2016.
(5)	Consists of payments pursuant to a separation agreement, dated as of November 10, 2015.

Segment EBITDA and Adjusted EBITDA

The table below presents EBITDA and Adjusted EBITDA by our four reporting segments specialty insurance, asset management, senior living and specialty finance. Corporate and other contains corporate expenses no allocated to the operating business.

	Three Months Ended March 31,
($ in thousands)	Specialty insurance		Asset management		Senior living		Specialty finance		Corporate and other		Total
	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Pre-tax income/(loss)	4,801	12,203	5,581	2,704	(1,530)	(3,859)	468	(983)	(6,812)	(5,090)	2,508	4,975
Add back:
Interest expense	3,445	1,639	—	706	2,701	1,854	1,353	1,185	1,280	1,096	8,779	6,480
Depreciation and amortization expenses	3,294	3,983	—	—	4,255	4,130	198	202	62	62	7,809	8,377
Segment EBITDA	11,540	17,825	5,581	3,410	5,426	2,125	2,019	404	(5,470)	(3,932)	19,096	19,832

EBITDA adjustments:
Asset-specific debt interest	(1,810)	(584)	—	(706)	(2,701)	(1,854)	(1,353)	(1,134)	—	—	(5,864)	(4,278)
Effects of purchase accounting	(464)	(2,030)	—	—	—	—	—	—	—	—	(464)	(2,030)
Non-cash fair value adjustments	113	—	—	—	—	1,416	400	—	—	—	513	1,416
Significant acquisition expenses	—	—	—	—	241	383	—	—	—	—	241	383
Separation expenses	—	—	—	—	—	—	—	—	(1,736)	—	(1,736)	—
Segment Adjusted EBITDA	9,379	15,211	5,581	2,704	2,966	2,070	1,066	(730)	(7,206)	(3,932)	11,786	15,323

Book Value per share, as exchanged - Non-GAAP

Book value per share, as exchanged assumes full exchange of the limited partners units of TFP for Tiptree Class A common stock. Management believes the use of this financial measure provides supplemental information useful to investors as book value is frequently used by the financial community to analyze company growth on a relative per share basis. The following table provides a reconciliation between total stockholders’ equity and total shares outstanding, net of treasury shares, as of March 31, 2017 and March 31, 2016.

($ in thousands, unaudited, except per share information)	Three Months Ended March 31,
	2017	2016
Total stockholders’ equity	$393,838	$409,718
Less non-controlling interest - other	22,970	18,624
Total stockholders’ equity, net of non-controlling interests - other	$370,868	$391,094
Total Class A shares outstanding (1)	28,492	34,915
Total Class B shares outstanding	8,049	8,049
Total shares outstanding	36,541	42,964
Book value per share, as exchanged	$10.15	$9.10
(1) As of March 31, 2017, excludes 6,496,463 shares of Class A common stock held by consolidated subsidiaries of the Company. See Note 23—Earnings per Share, for further discussion of potential dilution from warrants

Specialty Insurance - As Adjusted Underwriting Margin - Non-GAAP

Underwriting margin is a measure of the underwriting profitability of our specialty insurance segment. It represents net earned premiums, service and administrative fees, ceding commissions and other income less policy and contract benefits and commission expense. We use the combined ratio as an insurance operating metric to evaluate our underwriting performance, both overall and relative to peers. Expressed as a percentage, it represents the relationship of policy and contract benefits, commission expense (net of ceding commissions), employee compensation and benefits, and other expenses to net earned premiums, service and administrative fees, and other income. The following table provides a reconciliation between as adjusted underwriting margin and pre-tax income for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
($ in thousands, unaudited)	GAAP		Non-GAAP adjustments		Non-GAAP - As Adjusted
Revenues:	2017	2016	2017	2016	2017	2016
Net earned premiums	$89,231	$44,615	$—	$—	$89,231	$44,615
Service and administrative fees	23,776	30,310	282	2,196	24,058	32,506
Ceding commissions	2,271	10,703	21	191	2,292	10,894
Other income	1,065	654	—	—	1,065	654
Less underwriting expenses:
Policy and contract benefits	32,992	23,698	—	—	32,992	23,698
Commission expense	56,793	33,038	724	4,263	57,517	37,301
Underwriting Margin - Non-GAAP	$26,558	$29,546	$(421)	$(1,876)	$26,137	$27,670
Less operating expenses:
Employee compensation and benefits	11,009	9,587	—	—	11,009	9,587
Other expenses	9,512	8,958	43	153	9,555	9,111
Combined Ratio	94.7%	85.4%	—	—	95.1%	88.5%
Plus investment revenues:
Net investment income	4,505	2,405	—	—	4,505	2,405
Net realized and unrealized gains	998	4,419	—	—	998	4,419
Less other expenses:
Interest expense	3,445	1,639	—	—	3,445	1,639
Depreciation and amortization expenses	3,294	3,983	(112)	(1,487)	3,182	2,496
Pre-tax income (loss)	$4,801	$12,203	$(352)	$(542)	$4,449	$11,661

Specialty Insurance Investment Portfolio - Non-GAAP

The following table provides a reconciliation between segment total investments and net investments for the three months ended March 31, 2017 and 2016.

($ in thousands, unaudited)	Three Months Ended March 31,
	2017	2016
Total Investments	$474,174	$346,295
Investment portfolio debt (1)	(149,557)	(61,056)
Cash and cash equivalents	22,467	8,166
Net investments - Non-GAAP	$347,084	$293,405
(1) Consists of asset-based financing on loans, at fair value including certain credit investments and NPLs, net of deferred financing costs, see Note 11 - Debt, net for further details.

Senior Living Product NOI - Non-GAAP

The following table provides a reconciliation between segment NOI and pre-tax income (loss) for the three months ended March 31, 2017 and 2016.

($ in thousands, unaudited)	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	NNN Operations	Managed Properties	Senior Living Total	NNN Operations	Managed Properties	Senior Living Total
Rental and related revenue	$2,189	$15,214	$17,403	$1,844	$11,762	$13,606
Less: Property operating expenses	—	11,082	11,082	—	8,705	8,705
Segment NOI	$2,189	$4,132	$6,321	$1,844	$3,057	$4,901
Segment NOI Margin % (1)		27.2%			26.0%

Other income			$348			$284
Less: Expenses
Interest expense			2,571			1,854
Payroll and employee commissions			782			658
Depreciation and amortization			4,255			4,130
Other expenses			559			2,402
Pre-tax income (loss)			$(1,498)			$(3,859)
(1) NOI Margin % is the relationship between segment NOI and rental and related revenue.

Asset Management As Adjusted Revenues

The following table provides a reconciliation between asset management segment revenues and non-GAAP, as adjusted revenues for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
($ in thousands, unaudited)	GAAP		Non-GAAP adjustments		Non-GAAP - As Adjusted
Revenues:	2017	2016	2017	2016	2017	2016
Management fee income	$1,707	$1,997	$368	$669	$2,075	$2,666
Distributions	—	—	2,567	2,821	2,567	2,821
Net realized and unrealized gains (losses)	853	(692)	1,380	(2,313)	2,233	(3,005)
Other income	413	2,475	(400)	(72)	13	2,403
Total revenues	$2,973	$3,780	$3,915	$1,105	$6,888	$4,885

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

As of March 31, 2017, we had cash and cash equivalents, excluding restricted cash, of $67.2 million, compared to $63.0 million at December 31, 2016, an increase of $4.2 million.

Our approach to debt is generally to use non-recourse (other than customary carveouts, including fraud and environmental liability), asset specific debt where possible that is amortized by cash flows from the underlying business or assets financed. Our mortgage businesses rely on short term uncommitted sources of financing as a part of their normal course of operations.  To date, we have been able to obtain and renew uncommitted warehouse credit facilities. If we were not able to obtain financing, then we may need to draw on other sources of liquidity to fund our mortgage business. See Note—(11) Debt, net for additional information regarding our mortgage warehouse borrowings.

For purposes of determining enterprise value and Adjusted EBITDA, we consider secured corporate credit agreements and preferred trust securities, which we refer to as corporate debt, as corporate financing and associated interest expense is added back. The below table outlines this amount by debt outstanding and interest expense by segment.

Corporate Debt

($ in thousands)	Debt outstanding as of		Interest expense for the three months ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Specialty insurance	$146,202	$153,386	$1,635	$1,055
Corporate and other	57,236	43,945	1,280	1,003
Total	$203,438	$197,331	$2,915	$2,058

Our intermediate holding company has a credit facility with Fortress to provide working capital. Loans under the Fortress credit agreement bear interest at LIBOR (with a minimum LIBOR rate of 1.25%), plus a margin of 6.50% per annum. We are required to make quarterly principal payments of $0.5 million, subject to adjustment based on the Net Leverage Ratio (as defined in the Fortress credit agreement) at the end of each fiscal quarter. All remaining principal, and any unpaid interest, under the Fortress credit agreement is payable on maturity at September 18, 2018. The outstanding debt under the Fortress credit agreement was $58.0 million as of March 31, 2017 compared to $58.5 million as of December 31, 2016. See Note—(11) Debt, net for additional information of our debt and that of our subsidiaries.

Consolidated Comparison of Cash Flows

Summary Consolidated Statements of Cash Flows - Three Months Ended March 31, 2017 and March 31, 2016

($ in thousands)	Three months ended March 31,
	2017	2016
Net cash (used in) provided by:
Operating activities
Operating activities - (excluding VIEs)	$50,497	$10,702
Operating activities - VIEs	(1,333)	2,831
Total cash provided by (used in) operating activities	49,164	13,533

Investing activities
Investing activities - (excluding VIEs)	3,607	(85,418)
Investing activities - VIEs	21,618	(481)
Total cash provided by (used in) investing activities	25,225	(85,899)

Financing activities
Financing activities - (excluding VIEs)	(48,799)	46,451
Financing activities - VIEs	(21,410)	(260)
Total cash provided by (used in) financing activities	(70,209)	46,191

Net increase (decrease) in cash	$4,180	$(26,175)
Three Months Ended March 31, 2017
Operating Activities
Cash provided by operating activities (excluding VIEs) was $50.5 million for the three months ended March 31, 2017. The primary sources of cash from operating activities included mortgage sales outpacing originations, increases in unearned premiums and policy liabilities in our specialty insurance segment. The primary uses of cash from operating activities including an increase in reinsurance receivables in our specialty insurance segment as written policies increased significantly, and a decrease in deferred revenue in our specialty insurance segment.

Cash used in operating activities - VIEs was $1.3 million for the three months ended March 31, 2017.

Investing Activities

Cash used in investing activities (excluding VIEs) was $3.6 million for the three months ended March 31, 2017. The primary drivers of this increase were investments in senior living real estate properties, net increases in notes receivable in our specialty insurance segment, and increases in loans in our specialty finance segment, partially offset by a net decrease in asset backed loans.

Cash provided by investing activities - VIEs was $21.6 million for the three months ended March 31, 2017. The primary driver of the cash from investing activities - VIEs was loan payments and sales in Telos 7.

Financing Activities

Cash used in financing activities (excluding VIEs) was $48.8 million for the three months ended March 31, 2017. The primary uses of cash were from principal payments on mortgage warehouse facilities exceeding new borrowings in our specialty finance segment. This use was partially offset by new borrowings in our senior living segment to fund our investments in real estate.

Cash used in financing activities - VIEs was $21.4 million for the three months ended March 31, 2017 driven primarily by principal payments on debt in Telos 7.

Three Months Ended March 31, 2016

Operating Activities

Cash provided by operating activities (excluding VIEs) was $10.7 million for the three months ended March 31, 2016. The primary sources of cash from operating activities included increases in unearned premiums from our specialty insurance business as a result of the credit protection and specialty products, and mortgage sales outpacing originations. The primary uses of cash for operating activities included increases in reinsurance and premiums receivables at our specialty insurance business as written policies increased significantly, and an increase in corporate expenses due to our investment in our controls and reporting infrastructure.

Cash provided by operating activities - VIEs was $2.8 million for the three months ended March 31, 2016. The primary source of cash from operating activities - VIEs were the net gain on the sale of loans within the CLOs and retained cash from the CLO subordinated note investments.

Investing Activities

Cash used in investing activities (excluding VIEs) was $85.4 million for the three months ended March 31, 2016. The primary drivers of these investments were our investments in NPLs and other investments, investments in real estate properties in our senior living business and increase in loans in our specialty finance business.

Cash provided by investing activities - VIEs was $0.5 million for the three months ended March 31, 2016. The primary driver of the use of cash in investing activities - VIEs was investments in new loans in the CLOs, more than offset by repayments and sales.

Financing Activities

Cash provided by financing activities (excluding VIEs) was $46.5 million for the three months ended March 31, 2016. The primary drivers of the cash provided were borrowings in our senior living business to fund investments in real estate and an increase in debt in our specialty insurance business for operations.

Cash provided by financing activities - VIEs was $0.3 million for the three months ended March 31, 2016.

Contractual Obligations

The table below summarizes Tiptree’s consolidated contractual obligations by period for payments that are due as of March 31, 2017:

($ in thousands)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Notes payable CLOs (1)	$—	$—	$—	$515,874	$515,874
Credit agreement/Revolving line of credit	49,974	208,202	207,542	—	465,718
Mortgage notes payable and related interest (2)	14,027	90,280	76,894	111,245	292,446
Trust Preferred Securities	—	—	—	35,000	35,000
Operating lease obligations (3)	5,007	7,407	4,012	127	16,553
Total	$69,008	$305,889	$288,448	$662,246	$1,325,591

(1)	Non-recourse CLO notes payable principal is payable at stated maturity, 2027 for Telos 6 and 2025 for Telos 7.

(2)	See Note —(11) Debt, net, in the accompanying consolidated financial statements for additional information.

(3)
Minimum rental obligation for Tiptree, Care, MFCA, Siena, Reliance, Luxury and Fortegra office leases. The total rent expense for the Company for the three months ended March 31, 2017 and 2016 was $1.7 million and $1.7 million, respectively.

Critical Accounting Policies and Estimates

The preparation of our financial statements in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. There have been no material changes to the critical accounting policies and estimates as discussed in our 2016 Annual Report on Form 10-K.

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

Further disclosure on our off-balance sheet arrangements as of March 31, 2017 is presented in the “Notes to Consolidated Financial Statements” in “Part I. Item 1. Financial Statements (Unaudited)” of this filing as follows:

•	Note —(9) Derivative Financial Instruments and Hedging

•	Note —(10) Assets and Liabilities of Consolidated CLOs

•	Note —(22) Commitments and Contingencies

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our 2016 Annual Report on Form 10-K described our Quantitative and Qualitative Disclosures About Market Risk. There were no material changes to the assumptions or risks during the three months ended March 31, 2017.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d- 15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Tiptree’s Fortegra subsidiary is a defendant in Mullins v. Southern Financial Life Insurance Co., which was filed in February 2006, in the Pike Circuit Court, in the Commonwealth of Kentucky. A class was certified in June 2010. At issue is the duration or term of coverage under certain disability and life credit insurance policies. The action alleges violations of the Consumer Protection Act and certain insurance statutes, as well as common law fraud and seeks compensatory and punitive damages, attorney fees and interest. To date, the court has not awarded sanctions in connection with Plaintiffs’ April 2012 Motion for Sanctions. In January 2015, the trial court issued an Order denying Fortegra’s motion to decertify the class, which was upheld on appeal. Following a February 2017 hearing, the court denied Fortegra’s Motion for Summary Judgment as to certain disability insurance policies but has not yet ruled on such motion with respect to the life insurance policies at issue. No trial or additional hearings are currently scheduled.

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

Item 1A. Risk Factors

For information regarding factors that could affect our Company, results of operations and financial condition, see the risk factors discussed under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material change in those risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits, Financial Statement Schedules

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Tiptree Inc. has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Tiptree Inc.

Date:	June 6, 2017	By:/s/ Michael Barnes
Michael Barnes
Executive Chairman

Date:	June 6, 2017	By:/s/ Jonathan Ilany
Jonathan Ilany
Chief Executive Officer

Date:	June 6, 2017	By:/s/ Sandra Bell
Sandra Bell
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Executive Chairman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Executive Chairman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets for March 31, 2017 and December 31, 2016, (ii) the Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the period ended March 31, 2017, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 and (vi) the Notes to the Consolidated Financial Statements.