Form 10-Q
period 2017-06-30
TIPTREE INC.
filed 2017-08-07
CIK 1393726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly period ended June 30, 2017
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
If an emerging company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of August 3, 2017, there were 35,003,004 shares, par value $0.001, of the registrant’s Class A common stock outstanding (including 5,965,569 shares of Class A common stock held by subsidiaries of the registrant) and 8,049,029 shares, par value $0.001, of the registrant’s Class B common stock outstanding.

Tiptree Inc.
Quarterly Report on Form 10-Q
June 30, 2017

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

Note to Reader

In reading this Quarterly Report on Form 10-Q, references to:

“Administrative Services Agreement” means the Administrative Services Agreement between Operating Company (as assignee of TFP) and BackOffice Services Group, Inc., dated as of June 12, 2007 (terminated as of December 31, 2016).
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
“Telos” means Telos Asset Management LLC.
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
“Tricadia” means Tricadia Holdings, L.P.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

Item 1. Financial Statements (Unaudited)

	As of
	June 30, 2017	December 31, 2016
Assets
Investments:
Available for sale securities, at fair value	$147,778	$146,171
Loans, at fair value	310,680	373,089
Loans at amortized cost, net	115,763	113,838
Equity securities, trading, at fair value	39,230	48,612
Real estate, net	375,076	309,423
Other investments	27,545	25,467
Total investments	1,016,072	1,016,600
Cash and cash equivalents	75,764	63,010
Restricted cash	39,329	24,472
Notes and accounts receivable, net	164,432	157,500
Reinsurance receivables	338,721	296,234
Deferred acquisition costs	126,934	126,608
Goodwill and intangible assets, net	181,179	178,245
Other assets	47,043	37,886
Assets of consolidated CLOs	551,995	989,495
Total assets	$2,541,469	$2,890,050

Liabilities and Stockholders’ Equity
Liabilities
Debt, net	$821,951	$793,009
Unearned premiums	442,432	414,960
Policy liabilities and unpaid claims	110,895	103,391
Deferred revenue	52,944	52,254
Reinsurance payable	87,579	70,588
Other liabilities and accrued expenses	124,529	133,735
Liabilities of consolidated CLOs	510,467	931,969
Total liabilities	$2,150,797	$2,499,906
Commitments and contingencies (see Note 22)

Stockholders’ Equity
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued or outstanding	$—	$—
Common stock - Class A: $0.001 par value, 200,000,000 shares authorized, 35,003,004 and 34,983,616 shares issued and outstanding, respectively	35	35
Common stock - Class B: $0.001 par value, 50,000,000 shares authorized, 8,049,029 and 8,049,029 shares issued and outstanding, respectively	8	8
Additional paid-in capital	296,282	297,391
Accumulated other comprehensive income (loss), net of tax	1,332	555
Retained earnings	32,925	37,974
Class A common stock held by subsidiaries, 5,985,543 and 6,596,000 shares, respectively	(39,706)	(42,524)
Class B common stock held by subsidiaries, 8,049,029 and 8,049,029 shares, respectively	(8)	(8)
Total Tiptree Inc. stockholders’ equity	290,868	293,431
Non-controlling interests (including $74,936 and $76,077 attributable to Tiptree Financial Partners, L.P., respectively)	99,804	96,713
Total stockholders’ equity	390,672	390,144
Total liabilities and stockholders’ equity	$2,541,469	$2,890,050
See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Earned premiums, net	$87,477	$46,292	$176,708	$90,907
Service and administrative fees	23,067	28,269	46,843	58,579
Ceding commissions	2,017	10,545	4,288	21,248
Net investment income	3,687	2,697	8,192	5,102
Net realized and unrealized gains (losses)	11,445	20,979	27,657	39,739
Rental and related revenue	18,246	14,413	35,649	28,018
Other income	11,931	8,966	22,441	19,306
Total revenues	157,870	132,161	321,778	262,899

Expenses:
Policy and contract benefits	29,802	22,857	62,794	46,555
Commission expense	56,546	34,836	113,339	67,874
Employee compensation and benefits	36,732	32,800	72,841	63,408
Interest expense	9,304	6,451	18,083	12,931
Depreciation and amortization	8,197	7,085	16,006	15,462
Other expenses	27,383	21,998	50,216	46,665
Total expenses	167,964	126,027	333,279	252,895

Results of consolidated CLOs:
Income attributable to consolidated CLOs	7,941	14,480	16,808	22,157
Expenses attributable to consolidated CLOs	5,046	9,568	9,998	16,140
Net income (loss) attributable to consolidated CLOs	2,895	4,912	6,810	6,017
Income (loss) before taxes	(7,199)	11,046	(4,691)	16,021
Less: provision (benefit) for income taxes	(1,875)	4,025	(709)	1,586
Net income (loss) before non-controlling interests	(5,324)	7,021	(3,982)	14,435
Less: net income (loss) attributable to non-controlling interests - Tiptree Financial Partners, L.P.	(1,045)	669	(837)	3,298
Less: net income (loss) attributable to non-controlling interests - Other	164	219	198	(551)
Net income (loss) attributable to Tiptree Inc. Class A common stockholders	$(4,443)	$6,133	$(3,343)	$11,688

Net income (loss) per Class A common share:
Basic earnings per share	$(0.15)	$0.18	$(0.12)	$0.33

Diluted earnings per share	$(0.15)	$0.17	$(0.12)	$0.33

Weighted average number of Class A common shares:
Basic	28,832,975	34,456,096	28,630,027	34,716,291
Diluted	28,832,975	34,528,977	28,630,027	34,806,741

Dividends declared per common share	$0.030	$0.025	$0.060	$0.050

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net income (loss) before non-controlling interests	$(5,324)	$7,021	$(3,982)	$14,435

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	767	1,673	1,445	4,332
Related tax (expense) benefit	(268)	(591)	(511)	(1,529)
Reclassification of (gains) losses included in net income	(20)	(83)	27	(140)
Related tax expense (benefit)	7	29	(9)	49
Unrealized gains (losses) on available-for-sale securities, net of tax	486	1,028	952	2,712

Interest rate swaps (cash flow hedges):
Unrealized gains (losses) on interest rate swaps	(510)	(535)	(378)	(671)
Related tax (expense) benefit	144	157	96	204
Reclassification of (gains) losses included in net income	93	91	237	(228)
Related tax expense (benefit)	(32)	(28)	(77)	84
Unrealized (losses) gains on interest rate swaps from cash flow hedges, net of tax	(305)	(315)	(122)	(611)

Other comprehensive income (loss), net of tax	181	713	830	2,101
Comprehensive income (loss)	(5,143)	7,734	(3,152)	16,536
Less: Comprehensive income (loss) attributable to non-controlling interests - Tiptree Financial Partners, L.P.	(982)	1,054	(658)	3,683
Less: Comprehensive income (loss) attributable to non-controlling interests - Other	12	157	72	(613)
Comprehensive income (loss) attributable to Tiptree Inc. Class A common stockholders	$(4,173)	$6,523	$(2,566)	$13,466

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands, except shares)

	Number of Shares		Par Value		Additional paid in capital	Accumulated other comprehensive income (loss)	Retained earnings	Common Stock held by subsidiaries				Total stockholders’ equity to Tiptree Inc.	Non-controlling interests - Tiptree Financial Partners, L.P.	Non-controlling interests - Other	Total stockholders' equity
	Class A	Class B	Class A	Class B				Class A Shares	Class A Amount	Class B Shares	Class B Amount
Balance at December 31, 2015	34,899,833	8,049,029	$35	$8	$297,063	$(111)	$15,845	—	$—	—	$—	$312,840	$69,278	$15,576	$397,694
Stock-based compensation to directors and employees	169,521	—	—	—	1,526	—	—	—	—	—	—	1,526	—	—	1,526
Other comprehensive income, net of tax	—	—	—	—	—	1,778	—	—	—	—	—	1,778	385	(62)	2,101
Non-controlling interest contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	5,150	5,150
Non-controlling interest distributions	—	—	—	—	—	—	—	—	—	—	—	—	(402)	(557)	(959)
Shares purchased under stock purchase plan	(215,358)	—	—	—	(1,230)	—	—	—	—	—	—	(1,230)	—	—	(1,230)
Shares acquired by subsidiaries	—	—	—	—	—	—	—	(5,596,000)	(36,374)	(8,049,029)	(8)	(36,382)	—	—	(36,382)
Net changes in non-controlling interest	—	—	—	—	(931)	—	—	—	—	—	—	(931)	1,027	(218)	(122)
Dividends declared	—	—	—	—	—	—	(1,748)	—	—	—	—	(1,748)	—	—	(1,748)
Net income	—	—	—	—	—	—	11,688	—	—	—	—	11,688	3,298	(551)	14,435
Balance at June 30, 2016	34,853,996	8,049,029	$35	$8	$296,428	$1,667	$25,785	(5,596,000)	$(36,374)	(8,049,029)	$(8)	$287,541	$73,586	$19,338	$380,465

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands, except shares)

	Number of Shares		Par Value		Additional paid in capital	Accumulated other comprehensive income (loss)	Retained earnings	Common Stock held by subsidiaries				Total stockholders’ equity to Tiptree Inc.	Non-controlling interests - Tiptree Financial Partners, L.P.	Non-controlling interests - Other	Total stockholders' equity
	Class A	Class B	Class A	Class B				Class A Shares	Class A Amount	Class B Shares	Class B Amount
Balance at December 31, 2016	34,983,616	8,049,029	$35	$8	$297,391	$555	$37,974	(6,596,000)	$(42,524)	(8,049,029)	$(8)	$293,431	$76,077	$20,636	$390,144
Amortization of share-based incentive compensation	—	—	—	—	976	—	—	—	—	—	—	976	—	—	976
Vesting of share-based incentive compensation	19,388	—	—	—	(537)	—	—	99,537	647	—	—	110	—	—	110
Issuance of common stock for cash upon exercise of stock options	—	—	—	—	(1,371)	—	—	1,510,920	9,471	—	—	8,100	—	—	8,100
Other comprehensive income, net of tax	—	—	—	—	—	777	—	—	—	—	—	777	179	(126)	830
Non-controlling interest contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	2,464	2,464
Non-controlling interest distributions	—	—	—	—	—	—	—	—	—	—	—	—	(483)	(1,120)	(1,603)
Shares acquired by subsidiaries	—	—	—	—	—	—	—	(1,000,000)	(7,300)	—	—	(7,300)	—	—	(7,300)
Net changes in non-controlling interest	—	—	—	—	(177)	—	—	—	—	—	—	(177)	—	2,816	2,639
Dividends declared	—	—	—	—	—	—	(1,706)	—	—	—	—	(1,706)	—	—	(1,706)
Net income	—	—	—	—	—	—	(3,343)	—	—	—	—	(3,343)	(837)	198	(3,982)
Balance at June 30, 2017	35,003,004	8,049,029	$35	$8	$296,282	$1,332	$32,925	(5,985,543)	$(39,706)	(8,049,029)	$(8)	$290,868	$74,936	$24,868	$390,672

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six months ended June 30,
	2017	2016
Operating Activities:
Net income (loss) available to common stockholders	$(3,343)	$11,688
Net income (loss) attributable to non-controlling interests - Tiptree Financial Partners, L.P.	(837)	3,298
Net income (loss) attributable to non-controlling interests - Other	198	(551)
Net income (loss)	(3,982)	14,435
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Net realized and unrealized (gains) losses	(27,657)	(39,739)
Net unrealized loss (gain) on interest rate swaps	(25)	1,364
Change in fair value of contingent consideration	3,615	(212)
Non cash compensation expense	3,140	1,028
Amortization/accretion of premiums and discounts	686	774
Depreciation and amortization expense	16,232	15,462
Provision for doubtful accounts	378	892
Amortization of deferred financing costs	1,426	839
Deferred tax expense (benefit)	(339)	(3,412)
Changes in operating assets and liabilities:
Mortgage loans originated for sale	(720,123)	(723,240)
Proceeds from the sale of mortgage loans originated for sale	779,304	749,395
(Increase) decrease in notes and accounts receivable	(12,032)	(16,859)
(Increase) decrease in reinsurance receivables	(39,010)	(23,723)
(Increase) decrease in deferred acquisition costs	(326)	295
(Increase) decrease in other assets	(5,040)	2,836
Increase (decrease) in unearned premiums	26,866	15,820
Increase (decrease) in policy liabilities and unpaid claims	4,633	16,948
Increase (decrease) in deferred revenue	281	(6,303)
Increase (decrease) in reinsurance payable	16,991	(6,672)
Increase (decrease) in other liabilities and accrued expenses	(16,347)	345
Operating activities from consolidated CLOs	(1,452)	(4,027)
Net cash provided by (used in) operating activities	27,219	(3,754)

Investing Activities:
Purchases of investments	(73,541)	(101,881)
Proceeds from sales and maturities of investments	122,220	97,004
(Increase) decrease in loans owned, at amortized cost, net	(2,001)	(23,251)
Purchases of real estate capital expenditures	(359)	(3,109)
Proceeds from the sale of real estate	6,510	856
Purchases of corporate fixed assets	(1,340)	(572)
Proceeds from the sale of subsidiaries (1)	4,846	—
Proceeds from notes receivable	27,678	15,991
Issuance of notes receivable	(27,635)	(19,297)
(Increase) decrease in restricted cash	(14,857)	3,716
Business and asset acquisitions, net of cash and deposits	(75,782)	(52,729)
Investing activities from consolidated CLOs	48,470	(98,436)
Net cash provided by (used in) investing activities	14,209	(181,708)

Financing Activities:
Dividends paid	(1,706)	(1,748)
Non-controlling interest contributions	2,464	2,930
Non-controlling interest distributions	(1,130)	(959)
Payment of debt issuance costs	(1,267)	(722)

TIPTREE INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
(in thousands)

	Six months ended June 30,
	2017	2016
Proceeds from borrowings and mortgage notes payable	822,119	860,366
Principal paydowns of borrowings and mortgage notes payable	(800,944)	(872,063)
Proceeds from the exercise of options for common stock	8,100	—
Repurchases of common stock	(7,300)	(37,604)
Financing activities from consolidated CLOs	(49,010)	222,043
Net cash provided by (used in) financing activities	(28,674)	172,243
Net increase (decrease) in cash and cash equivalents	12,754	(13,219)
Cash and cash equivalents – beginning of period	63,010	69,400
Cash and cash equivalents – end of period	$75,764	$56,181

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Acquired real estate properties through, or in lieu of, foreclosure of the related loan	$6,976	$5,761
Real estate acquired through asset acquisition	$8,178	$—
Intangible assets related to in-place leases acquired through asset acquisition	$2,049	$—
Assets of consolidated CLOs deconsolidated due to sale	$405,263	$—
Liabilities of consolidated CLOs deconsolidated due to sale	$387,273	$—
Debt assumed through asset acquisition	$7,586	$—
(1) Represents the final payment received for the sale of Philadelphia Financial Group in 2015.

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2017
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

(2) Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of Tiptree have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and include the accounts of the Company and its subsidiaries. The condensed consolidated financial statements are presented in U.S. dollars, the main operating currency of the Company. The unaudited condensed consolidated financial statements presented herein should be read in conjunction with the annual audited financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2016. In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, including normal recurring adjustments necessary to present fairly the Company’s financial position, results of operations, comprehensive income and cash flows for each of the interim periods presented. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the full year ending on December 31, 2017.

As a result of changes in presentation made in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, certain prior period amounts have been reclassified to conform to the current presentation. These reclassifications had no effect on the reported results of operations. The primary difference in the presentation of the condensed consolidated financial statements from the prior year is the aggregation of investments on the condensed consolidated balance sheets and the summation of the net investment income of our specialty insurance business in the condensed consolidated statements of operations. The condensed consolidated cash flow statement has also been conformed to this new presentation. In addition certain immaterial balances have been combined in the condensed consolidated balance sheet and condensed consolidated statement of operations.

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

Non-controlling interests on the condensed consolidated balance sheets represent the ownership interests in certain consolidated subsidiaries held by entities or persons other than Tiptree. Accounts and transactions between consolidated entities have been eliminated.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2017
(in thousands, except share data)

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes. Management makes estimates and assumptions that include, but are not limited to, the determination of the following significant items:

•	Fair value of financial assets and liabilities, including, but not limited to, securities, loans and derivatives

•	Value of acquired assets and liabilities;

•	Carrying value of goodwill and other intangibles, including estimated amortization period and useful lives;

•	Reserves for unpaid losses and loss adjustment expenses, estimated future claims and losses, potential litigation and other claims;

•	Valuation of contingent share issuances for compensation and purchase consideration, including estimates of number of shares and vesting schedules;

•	Revenue recognition including, but not limited to, the timing and amount of insurance premiums, service, administration fees, and loan origination fees; and

•	Other matters that affect the reported amounts and disclosure of contingencies in the condensed consolidated financial statements.

Although these and other estimates and assumptions are based on the best available estimates, actual results could differ materially from management’s estimates.

Business Combination Accounting

The Company accounts for business combinations by applying the acquisition method of accounting. The acquisition method requires, among other things, that the assets acquired and liabilities assumed in a business combination be measured at fair value as of the closing date of the acquisition. The net assets acquired may consist of tangible and intangible assets and the excess of purchase price over the fair value of identifiable net assets acquired, or goodwill. The determination of estimated useful lives and the allocation of the purchase price to the intangible assets requires significant judgment and affects the amount of future amortization and possible impairment charges. Contingent consideration, if any, is measured at fair value on the date of acquisition. The fair value of any contingent consideration liability is remeasured at each reporting date with any change recorded in other expense in the condensed consolidated statements of operations. Acquisition and transaction costs are expensed as incurred.

In certain instances, the Company may acquire less than 100% ownership of an entity, resulting in the recording of a non-controlling interest. The measurement of assets and liabilities acquired and non-controlling interest is initially established at a preliminary estimate of fair value, which may be adjusted during the measurement period, primarily due to the results of valuation studies applicable to the business combination.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2017
(in thousands, except share data)

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

Fair Value Option

In addition to the financial instruments the Company is required to measure at fair value, the Company has elected to make an irrevocable election to utilize fair value as the initial and subsequent measurement attribute for certain eligible financial assets and liabilities. Unrealized gains and losses on items for which the fair value option has been elected are reported in Net realized and unrealized gains (losses) within the condensed consolidated statements of operations. The decision to elect the fair value option is determined on an instrument-by-instrument basis and must be applied to an entire instrument and is irrevocable once elected. Assets and liabilities measured at fair value pursuant to this guidance are reported separately in our condensed consolidated balance sheets from those instruments using another accounting method.

Recent Accounting Standards

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships, which clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815, does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07, Investments -Equity Method and Joint Ventures (Topic 323), which eliminates the requirement in Topic 323 that an entity retroactively adopt the equity method of accounting if an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2016 and should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. In addition, the amendments in this Update eliminate the guidance in Topic 718 that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2016 and interim periods within those annual periods. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): Interests Held Through Related Parties that Are Under Common Control, which amends the consolidation guidance on how a reporting entity, that is the single decision maker of a VIE, evaluates whether it is the primary beneficiary of a VIE. This new guidance is effective for fiscal years beginning after December 15, 2016. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2017
(in thousands, except share data)

Recently Issued Accounting Pronouncements, Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this standard affects any entity that either enters into contracts with customers to transfer goods and services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. On July 9, 2015, the FASB decided to delay the effective date of ASU 2014-09 by one year. Reporting entities may choose to adopt the standard as of the original effective date. The deferral results in ASU 2014-09 being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is currently evaluating the effect on its condensed consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which makes targeted improvements to the recognition, measurement, presentation and disclosure of certain financial instruments. ASU 2016-01 focuses primarily on the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for certain financial instruments. Among its provisions for public business entities, ASU 2016-01 eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost, requires the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires the separate presentation in other comprehensive income of the change in fair value of a liability due to instrument-specific credit risk for a liability for which the reporting entity has elected the fair value option, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) and clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early application is permitted for a limited number of provisions. The Company is currently evaluating the effect on its condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 supersedes the previous leases standard, Leases (Topic 840). The standard is effective on January 1, 2019, with early adoption permitted. The Company is currently evaluating the effect on its condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarify the implementation guidance on principal versus net considerations. The effective date and transition requirements for this standard are the same as the effective date and transition requirements of ASU 2014-09. The Company is currently evaluating the effect on its condensed consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies guidance related to identifying performance obligations and licensing implementation guidance contained in the new revenue recognition standard. The Update includes targeted improvements based on input the FASB received from the Transition Resource Group for Revenue Recognition and other stakeholders. The Update seeks to proactively address areas in which diversity in practice potentially could arise, as well as to reduce the cost and complexity of applying certain aspects of the guidance both at implementation and on an ongoing basis. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by Update 2014-09). The Company is currently evaluating the effect on its condensed consolidated financial statements.

In May 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2017
(in thousands, except share data)

at the March 3, 2016 EITF Meeting, which  rescinds SEC paragraphs pursuant to the SEC Staff Announcement, “Rescission of Certain SEC Staff Observer Comments upon Adoption of Topic 606,” and the SEC Staff Announcement, “Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or Equity,” announced at the March 3, 2016 Emerging Issues Task Force (EITF) meeting.  The Company believes that that the adoption of this standard will not have a material impact on the Company’s condensed consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides guidance on collectability, noncash consideration, and completed contracts at transition.  Additionally, the amendments in this Update provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers.  The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09). The Company is currently evaluating the effect on its condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13 Financial Instruments -Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. This Update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments in ASU 2016-13 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The amendments will affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The Company is currently evaluating the effect on its condensed consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (COLIs) (including bank-owned life insurance policies (BOLIs)); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is permitted, including the adoption in an interim period. The amendments in this Update should be applied using a retrospective transition method to each period presented. The Company is currently evaluating the effect on its condensed consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash (a consensus of the FASB Emerging Issues Task Force), which addresses classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 requires an entity’s reconciliation of the beginning-of-period and end-of-period total amounts shown on the statement of cash flows to include in cash and cash equivalents amounts generally described as restricted cash and restricted cash equivalents. The ASU does not define restricted cash or restricted cash equivalents, but an entity will need to disclose the nature of the restrictions. ASU 2016-18 is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the effect on its condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. ASU 2017-04 does not change the qualitative assessment; however, it removes “the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test.” Instead, all reporting units, even those with a zero or negative carrying amount will apply the same impairment test. Therefore, as the FASB notes in the ASU’s Basis for Conclusions, the goodwill of reporting units with zero or negative carrying values will not be impaired, even when conditions underlying the reporting unit indicate that goodwill is impaired. Entities will, however, be

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2017
(in thousands, except share data)

required to disclose any reporting units with zero or negative carrying amounts and the respective amounts of goodwill allocated to those reporting units. The Company is currently evaluating the effect on its condensed consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20) Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. The new guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted for interim or annual reporting periods beginning after December 15, 2016. The guidance may be applied retrospectively for all periods presented or retrospectively with a cumulative-effect adjustment at the date of adoption. The new guidance clarifies the scope and accounting of a financial asset that meets the definition of an “in-substance nonfinancial asset” and defines the term, “in-substance nonfinancial asset.” The ASU also adds guidance for partial sales of nonfinancial assets. The Company is currently evaluating the effect on its condensed consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The new guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those years. Early adoption is permitted for interim or annual reporting periods beginning after December 15, 2017. The guidance is to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The guidance shortens the amortization period for certain callable debt securities held at a premium, requiring the premium to be amortized to the earliest call date. The Company is currently evaluating the effect on its condensed consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which provided clarity as to what changes to the terms or conditions of share-based payment awards require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for the Company for interim and annual periods beginning after December 15, 2017, with early adoption permitted, and is applied prospectively to changes in terms or conditions of awards occurring on or after the adoption date. The Company will consider the impact that this standard may have on future stock-based payment award modifications should they occur.

(3) Acquisitions

Acquisitions during the six months ended June 30, 2017
Senior Living
Managed Properties
During the six months ended June 30, 2017, subsidiaries in our senior living business and their partners entered into agreements to acquire and operate two senior living communities for total consideration of $25,999, of which $7,000 was financed through mortgage debt issued in connection with one of the acquisitions, $4,096 was financed by contributions from partners of our subsidiaries and the remainder was paid with cash on hand. Affiliates of the partners provide management services to the communities under management contracts.

The Company provided an advance to the partners of our subsidiary at closing of one of these transactions for $1,036, which was part of their cash contribution for the property. Subsequent to the closing of this transaction, the property was financed with mortgage debt of $10,000. Our partner repaid the advance to the Company with proceeds from this financing, which was split based on the ownership of the property.

The primary reason for the Company’s acquisitions of the senior living communities are to expand its real estate operations. For the period from acquisition until June 30, 2017, revenue and the net loss for the two properties acquired were $2,669 and $1,357, respectively.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2017
(in thousands, except share data)

The following table summarizes the consideration paid and the amounts of the final determination, as described above, for the transactions completed during the six months ended June 30, 2017:

2017 Acquisitions
Senior Living
Consideration:
Cash	$25,999
Fair value of total consideration	$25,999

Acquisition costs	$288

Recognized amounts of identifiable assets acquired and liabilities assumed:
Assets:
Cash and cash equivalents	$717
Real estate, net	21,800
Intangible assets, net	3,850
Other assets	76

Liabilities:
Deferred revenue	(409)
Other liabilities and accrued expenses	(35)
Total identifiable net assets assumed	$25,999

The following table shows the values recorded by the Company, as of the acquisition date, for finite-lived intangible assets and their estimated amortization period:

Intangible Assets	Weighted Average Amortization Period (in Years)	Senior Living
In-place lease	1.38	$3,850

Any amounts allocated to real estate, net and intangible assets that were provisional as of March 31, 2017 are now considered final and are unchanged from the provisional amounts. Supplemental pro forma results of operations have not been presented for the above 2017 business acquisition as they are not material in relation to the Company’s reported results.

Acquisitions during the six months ended June 30, 2016
Senior Living
Managed Properties
During the six months ended June 30, 2016, subsidiaries in our senior living business and their partners entered into agreements to acquire and operate two senior living communities for total consideration of $55,074 (which includes deposits of $125 paid in the fourth quarter of 2015), of which $39,217 was financed through mortgage debt issued in connection with the acquisitions, $3,885 was financed by contributions from partners of our subsidiary, and the remainder was paid with cash on hand. Affiliates of the partners provide management services to the communities under management contracts.

The primary reason for the Company’s acquisition of the senior living communities is to expand its real estate operations. For the period from acquisition until June 30, 2016, revenue and the net loss for the two managed properties acquired were $3,973 and $1,421, respectively.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2017
(in thousands, except share data)

The following table summarizes the consideration paid and the amounts of the final determination, as described above, for transactions completed during the six months ended June 30, 2016:

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

The following table shows the values recorded by the Company, as of the acquisition date, for finite-lived intangible assets and their estimated amortization period:

Intangible Assets	Weighted Average Amortization Period (in Years)	Senior Living
In-place lease	1.40	$3,400

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

In the fourth quarter of 2016, the Company made certain segment realignments in order to conform to the way the CODM internally evaluates segment performance. These realignments primarily consisted of the transfer of principal investments from corporate and other to the specialty insurance and asset management operating segments. As a result, corporate and other is no longer deemed to be an operating segment of the Company. For the three months ended June 30, 2016, $9,102 of pretax income (loss) previously reported in corporate and other was allocated $4,687 and $4,415 to the specialty insurance and asset management operating segments, respectively. For the three months ended June 30, 2016, inclusive of what was allocated to the asset management operating segment there was $4,166 of net income (loss) attributable to consolidated CLOs. For the six months

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2017
(in thousands, except share data)

ended June 30, 2016, $13,352 of pretax income (loss) previously reported in corporate and other was allocated $7,893 and $5,459 to the specialty insurance and asset management operating segments, respectively. For the six months ended June 30, 2016, inclusive of what was allocated to the asset management operating segment there was $4,271 of net income (loss) attributable to consolidated CLOs. The Company has reclassified prior period amounts to provide visibility and comparability. This reclassification had no impact on the allocation of goodwill to reporting units. None of these changes impact the Company’s previously reported consolidated net income or earnings per share.

Descriptions of each of the reportable segments are as follows:

Specialty Insurance operations are conducted through Fortegra Financial Corporation (Fortegra), an insurance holding company. Fortegra underwrites and provides specialty insurance products, primarily in the United States, and is a leading provider of credit insurance and asset protection products. Fortegra’s diverse range of products and services include products such as mobile protection, extended warranty and service, debt protection and credit insurance and select niche personal and commercial lines insurance. The specialty insurance investment portfolio also includes results related to corporate loans held at fair value and non-performing residential mortgage loans due to the aforementioned segment realignment.
Asset Management operations are primarily conducted through Telos Asset Management LLC’s (Telos) management of CLOs. Telos is a subsidiary of Tiptree Asset Management Company, LLC (TAMCO), an SEC-registered investment advisor owned by the Company. Results include net income (loss) from consolidated CLOs.
Senior Living operations are conducted through Care Investment Trust LLC (Care) which has a geographically diverse portfolio of seniors housing properties including senior apartments, assisted living, independent living, memory care and skilled nursing facilities in the U.S.
Specialty Finance operations are conducted through Siena Capital Finance LLC (Siena) and the Company’s mortgage businesses, which consist of Luxury and Reliance. The Company’s mortgage origination business originated loans for sale to institutional investors, including GSEs and FHA/VA. Siena’s business consists of structuring asset-based loan facilities across diversified industries.
The tables below present the components of revenue, expense, pre-tax income (loss), and segment assets for each of the operating segments for the following periods:

	Three Months Ended June 30, 2017
	Specialty insurance	Asset management	Senior living	Specialty finance	Corporate and other	Total
Total revenue	$111,171	$3,818	$18,625	$23,896	$360	$157,870
Total expense	111,903	2,184	20,919	24,330	8,628	167,964
Net income attributable to consolidated CLOs	—	2,895	—	—	—	2,895
Income (loss) before taxes	$(732)	$4,529	$(2,294)	$(434)	$(8,268)	$(7,199)
Less: provision (benefit) for income taxes						(1,875)
Net income (loss) before non-controlling interests						$(5,324)
Less: net income (loss) attributable to non-controlling interests						(881)
Net income (loss) attributable to Tiptree Inc. Class A common stockholders						$(4,443)

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2017
(in thousands, except share data)

	Three Months Ended June 30, 2016
	Specialty insurance(1)	Asset management	Senior living	Specialty finance	Corporate and other(1)	Total
Total revenue	$93,007	$2,228	$14,619	$22,211	$96	$132,161
Total expense	80,242	1,647	15,774	19,899	8,465	126,027
Net income attributable to consolidated CLOs	—	4,912	—	—	—	4,912
Income (loss) before taxes	$12,765	$5,493	$(1,155)	$2,312	$(8,369)	$11,046
Less: provision (benefit) for income taxes						4,025
Net income (loss) before non-controlling interests						$7,021
Less: net income (loss) attributable to non-controlling interests						888
Net income (loss) attributable to Tiptree Inc. Class A common stockholders						$6,133
(1) Reclassified to conform to current period presentation

	Six Months Ended June 30, 2017
	Specialty insurance	Asset management	Senior living	Specialty finance	Corporate and other	Total
Total revenue	$233,017	$6,791	$36,344	$45,349	$277	$321,778
Total expense	228,948	3,491	40,168	45,315	15,357	333,279
Net income (loss) attributable to consolidated CLOs	—	6,810	—	—	—	6,810
Income (loss) before taxes	$4,069	$10,110	$(3,824)	$34	$(15,080)	$(4,691)
Less: provision (benefit) for income taxes						(709)
Net income (loss) before non-controlling interests						$(3,982)
Less: net income (loss) attributable to non-controlling interests						(639)
Net income (loss) attributable to Tiptree Inc. Class A common stockholders						$(3,343)

	Six Months Ended June 30, 2016
	Specialty insurance(1)	Asset management(1)	Senior living	Specialty finance	Corporate and other(1)	Total
Total revenue	$186,113	$6,008	$28,509	$38,777	$3,492	$262,899
Total expense	161,145	3,828	33,523	37,448	16,951	252,895
Net income (loss) attributable to consolidated CLOs	—	6,017	—	—	—	6,017
Income (loss) before taxes	$24,968	$8,197	$(5,014)	$1,329	$(13,459)	$16,021
Less: provision (benefit) for income taxes						1,586
Net income (loss) before non-controlling interests						$14,435
Less: net income (loss) attributable to non-controlling interests						2,747
Net income (loss) attributable to Tiptree Inc. Class A common stockholders						$11,688
(1) Reclassified to conform to current period presentation

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2017
(in thousands, except share data)

The following table presents the segment assets for the following periods:
	Segment Assets as of June 30, 2017
	Specialty insurance	Asset management	Senior living	Specialty finance	Corporate and other	Total
Segment assets	$1,306,598	$18,831	$393,196	$251,965	$18,884	$1,989,474
Assets of consolidated CLOs	—	551,995	—	—	—	551,995
Total assets						$2,541,469

	Segment Assets as of December 31, 2016
	Specialty insurance	Asset management	Senior living	Specialty finance	Corporate and other	Total
Segment assets	$1,268,152	$17,427	$323,169	$271,795	$20,012	$1,900,555
Assets of consolidated CLOs	—	989,495	—	—	—	989,495
Total assets						$2,890,050

(5) Investments

Available for Sale Securities, at fair value

All of the Company’s investments in available for sale securities as of June 30, 2017 and December 31, 2016 are held by subsidiaries in the specialty insurance business. The following tables present the Company's investments in available for sale securities:

	As of June 30, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$26,756	$105	$(194)	$26,667
Obligations of state and political subdivisions	57,007	597	(348)	57,256
Corporate securities	59,929	413	(199)	60,143
Asset backed securities	1,407	10	—	1,417
Certificates of deposit	895	—	—	895
Equity securities	817	12	(6)	823
Obligations of foreign governments	570	7	—	577
Total	$147,381	$1,144	$(747)	$147,778

	As of December 31, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$27,149	$27	$(377)	$26,799
Obligations of state and political subdivisions	57,425	107	(598)	56,934
Corporate securities	58,769	204	(402)	58,571
Asset backed securities	1,459	1	—	1,460
Certificates of deposit	895	—	—	895
Equity securities	818	3	(37)	784
Obligations of foreign governments	733	3	(8)	728
Total	$147,248	$345	$(1,422)	$146,171

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2017
(in thousands, except share data)

The following tables summarize the gross unrealized losses on available for sale securities in an unrealized loss position:

	As of June 30, 2017
	Less Than or Equal to One Year			More Than One Year
	Fair value	Gross unrealized losses	# of Securities	Fair value	Gross unrealized losses	# of Securities
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$16,912	$(191)	94	$342	$(3)	4
Obligations of state and political subdivisions	20,986	(348)	100	—	—	—
Corporate securities	23,292	(199)	243	—	—	—
Asset-backed securities	—	—	—	—	—	—
Equity securities	302	(4)	3	19	(2)	2
Obligations of foreign governments	—	—	—	—	—	—
Total	$61,492	$(742)	440	$361	$(5)	6

	As of December 31, 2016
	Less Than or Equal to One Year			More Than One Year
	Fair value	Gross unrealized losses	# of Securities	Fair value	Gross unrealized losses	# of Securities
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$20,979	$(376)	115	$16	$(1)	5
Obligations of state and political subdivisions	41,639	(597)	170	1,334	(1)	3
Corporate securities	29,856	(400)	279	253	(2)	3
Asset-backed securities	706	—	1	—	—	—
Equity securities	736	(35)	5	19	(2)	2
Obligations of foreign governments	338	(8)	4	—	—	—
Total	$94,254	$(1,416)	574	$1,622	$(6)	13
The Company does not intend to sell the investments that were in an unrealized loss position as of June 30, 2017, and management believes that it is more likely than not that the Company will be able to hold these securities until full recovery of their amortized cost basis for fixed maturity securities or cost for equity securities. The unrealized losses were attributable to changes in interest rates and not credit-related issues. As of June 30, 2017 and December 31, 2016, based on the Company's review, none of the fixed maturity or equity securities were deemed to be other-than-temporarily impaired based on the Company's analysis of the securities and its intent to hold the securities until recovery.

The amortized cost and fair values of investments in debt securities, by contractual maturity date, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Excluded from this table are equity securities since they have no contractual maturity.

	As of
	June 30, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$23,309	$23,302	$22,846	$22,833
Due after one year through five years	62,401	62,591	66,063	65,841
Due after five years through ten years	52,716	52,922	49,036	48,381
Due after ten years	6,731	6,723	7,026	6,872
Asset backed securities	1,407	1,417	1,459	1,460
Total	$146,564	$146,955	$146,430	$145,387

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2017
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

	As of
	June 30, 2017	December 31, 2016
Fair value of restricted investments for special deposits required by state insurance departments	$9,924	$10,111
Fair value of restricted investments in trust pursuant to reinsurance agreements	7,950	7,573
Total fair value of restricted investments	$17,874	$17,684

The following table presents additional information on the Company’s available for sale securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Purchases of available for sale securities	$10,748	$1,780	$34,657	$9,678

Proceeds from maturities, calls and prepayments of available for sale securities	$12,000	$12,068	$16,223	$21,603

Gains (losses) realized on maturities, calls and prepayments of available for sale securities	$(2)	$40	$(5)	$97

Gross proceeds from sales of available for sale securities	$4,832	$10,859	$18,326	$10,859

Gains (losses) realized on sales of available for sale securities	$21	$42	$(23)	$42

Investment in Loans

The following table presents the Company’s investments in loans, measured at fair value and amortized cost:

	As of
	June 30, 2017	December 31, 2016
Loans, at fair value
Corporate loans	$164,924	$175,558
Mortgage loans held for sale	93,491	121,439
Non-performing loans	51,096	74,923
Other loans receivable	1,169	1,169
Total loans, at fair value	$310,680	$373,089

Loans at amortized cost, net
Asset backed loans and other loans, net	$116,982	$115,033
Less: Allowance for loan losses	1,219	1,195
Total loans at amortized cost, net	$115,763	$113,838

Net deferred loan origination fees included in asset backed loans	$5,795	$5,244

Loans, at fair value

Corporate Loans

Corporate loans that have been pledged as collateral totaled $161,802 at June 30, 2017 and $175,365 at December 31, 2016. Corporate loans primarily include syndicated leveraged loans held by the Company, which consist of $164,924 and $175,558 in loans as of June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017 and December 31, 2016, the unpaid

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2017
(in thousands, except share data)

principal balance on these loans was $165,557 and $176,808, respectively.

As of June 30, 2017 and December 31, 2016, the difference between fair value of the Corporate loans and the unpaid principal balance was $633 and $1,250, respectively.

Mortgage Loans Held for Sale

Mortgage loans held for sale that have been pledged as collateral totaled $88,577 at June 30, 2017 and $117,734 at December 31, 2016. As of June 30, 2017, the fair value of mortgage loans exceeded the unpaid principal balance of $90,202 by $3,289. In May of 2017, the Company sold loans held for sale with a fair value of $65,513. The gain on sale of loans held for sale was $13,027. Due to the sale, as of June 30, 2017, there are no unpaid balance of mortgage loans held for sale 90 days or more past due. The unpaid principal balance and fair value of mortgage loans held for sale that are 90 days or more past due were $142 and $66, respectively, as of December 31, 2016. The Company discontinues accruing interest on all loans that are 90 days or more past due.

Non-Performing Loans (NPLs)

Non-performing loans that have been pledged as collateral totaled $44,616 and $60,409 at June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017 and December 31, 2016, the Company’s investments included $51,096 and $74,923, respectively, of non-performing loans collateralized by real estate of which the unpaid principal balance was $74,576 and $113,892, respectively. As of June 30, 2017 and December 31, 2016, the difference between the fair value of the NPLs and the unpaid principal balance was $23,480 and $38,969, respectively. Included in real estate, net as of June 30, 2017 and December 31, 2016 are $14,249 and $13,366, respectively, of foreclosed residential real estate property resulting from the conversion of an NPL to REO.

Loans at amortized cost, net

Asset Backed Loans

Asset backed loans that have been pledged as collateral totaled $121,853 at June 30, 2017 and $119,558 at December 31, 2016. As of June 30, 2017 and December 31, 2016, the Company held $115,063 and $113,138, respectively, of loans receivable, net, attributable to a subsidiary in our specialty finance business. Our subsidiary structures asset-based loan facilities in the $1,000 to $25,000 range for small to mid-sized companies. Collateral for asset-backed loan receivables, as of June 30, 2017 and December 31, 2016, consisted primarily of inventory, equipment and accounts receivable. Management reviews collateral for these loans on at least a monthly basis or more frequently if a draw is requested and management has determined that no impairment existed as of June 30, 2017. As of June 30, 2017, there were no delinquencies in the portfolio and all loans were classified as performing.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2017
(in thousands, except share data)

Real Estate, net

The following table contains information regarding the Company’s investment in real estate as of the following periods:

	As of June 30, 2017
	Land	Buildings and equipment	Accumulated depreciation	Total
Managed properties	$19,447	$208,778	$(14,565)	$213,660
Triple net lease properties	19,741	135,726	(8,300)	147,167
Foreclosed residential real estate property	—	14,249	—	14,249
Total	$39,188	$358,753	$(22,865)	$375,076

	As of December 31, 2016
	Land	Buildings and equipment	Accumulated depreciation	Total
Managed properties	$16,347	$189,463	$(11,212)	$194,598
Triple net lease properties	13,778	94,291	(6,610)	101,459
Foreclosed residential real estate property	—	13,366	—	13,366
Total	$30,125	$297,120	$(17,822)	$309,423
For the six months ended June 30, 2017, the Company acquired ten senior living facilities accounted for as asset acquisitions, with $47,654 of real estate acquired, and $8,297 of identifiable intangible assets related to in-place leases which will be amortized over a period ranging from approximately 7 to 12 years. These ten properties are in addition to the two acquisitions disclosed in Note—(3) Acquisitions, which were accounted for as business combinations.

Depreciation expense related to the Company’s real estate investments was $2,622 and $1,914 for the three months ended June 30, 2017 and 2016, respectively and $5,043 and $3,607 for the six months ended June 30, 2017 and 2016, respectively.

Future Minimum Rental Revenue

The following table presents the future minimum rental revenue under the noncancelable terms of all operating leases as of:

June 30, 2017
Remainder of 2017	$7,344
2018	13,918
2019	13,918
2020	13,918
2021	13,918
Thereafter	59,090
Total	$122,106

The schedule of minimum future rental revenue excludes residential lease agreements, generally having terms of one year or less. Rental revenues from residential leases were $17,694 and $11,666 for the three months ended June 30, 2017 and 2016, respectively, and $31,353 and $22,546 for the six months ended June 30, 2017 and 2016, respectively.

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

The following table presents the components of net investment income related to our specialty insurance business recorded on the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
Net investment income	2017	2016	2017	2016
Available for sale securities, at fair value	$782	$823	$1,600	$1,670
Loans, at fair value	2,727	1,519	5,632	3,010
Equity securities, trading, at fair value	728	742	1,453	964
Real estate, net	151	—	326	—
Other investments	135	77	204	151
Total investment income	4,523	3,161	9,215	5,795
Less: investment expenses	836	464	1,023	693
Net investment income	$3,687	$2,697	$8,192	$5,102

The following table presents the components of net realized and unrealized gains (losses) recorded on the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
Net realized and unrealized gains (losses)	2017	2016	2017	2016
Net realized gains (losses)	$18,455	$22,204	$29,333	$28,475
Net unrealized gains (losses)	(7,010)	(1,225)	(1,676)	11,264
Net realized and unrealized gains (losses)	$11,445	$20,979	$27,657	$39,739

Included in net realized gains (losses) is net gain on sale of mortgage loans held for sale of $15,880 and $14,852 for the three months ended June 30, 2017 and 2016, respectively and $30,761 and $28,367 for the six months ended June 30, 2017 and 2016, respectively, related to our specialty finance business.

Cumulative net unrealized gains (losses) recognized during the three months ended June 30, 2017, and 2016 on equity securities, trading, at fair value still held at June 30, 2017 were $(8,318) and $633, respectively.

Cumulative net unrealized gains (losses) recognized during the six months ended June 30, 2017, and 2016 on equity securities, trading, at fair value still held at June 30, 2017 were $(10,058) and $5,021, respectively.

(6) Notes and Accounts Receivable, net

The following table summarizes the total Notes and Accounts receivable, net:

	As of
	June 30, 2017	December 31, 2016
Notes receivable, net	$24,521	$24,775
Accounts and premiums receivable, net	49,078	45,041
Retrospective commissions receivable	65,977	59,175
Other receivables	24,856	28,509
Total	$164,432	$157,500

Notes Receivable, net

Specialty insurance

As of June 30, 2017 and December 31, 2016, the Company’s specialty insurance business held $20,682 and $20,913 in notes receivable, net, respectively. The majority of these notes totaling $20,575 and $20,615 at June 30, 2017 and December 31, 2016, respectively, consist of receivables from specialty insurance business’s premium financing program. The Company has established an allowance for uncollectible amounts against its notes receivable of $1,514 and $1,444 as of June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017 and December 31, 2016, there were $1,817 and $2,188 in balances classified as 90 days plus past due, respectively.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2017
(in thousands, except share data)

Senior living

The Company’s senior living business owns a 75% interest in a managed property. In connection therewith, subsidiaries of the senior living business received notes from affiliates of the 25% partner. The cost basis of these notes at June 30, 2017 and December 31, 2016 was approximately $3,862 and $3,862, respectively. As of June 30, 2017, all of these notes were performing.

Accounts and premiums receivable, net, Retrospective commissions receivable and Other receivables
Accounts and premiums receivable, net, retrospective commissions receivable and other receivables are primarily trade receivables from the specialty insurance segment that are carried at their approximate fair value. The Company has established a valuation allowance against its accounts and premiums receivable of $360 and $225 as of June 30, 2017 and December 31, 2016, respectively.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2017
(in thousands, except share data)

(7) Reinsurance Receivables

The following table presents the effect of reinsurance on premiums written and earned by our specialty insurance business for the following periods:

	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount - Assumed to Net
For the Three Months ended June 30, 2017
Premiums written:
Life insurance	$15,604	$7,947	$496	$8,153	6.1%
Accident and health insurance	28,038	18,528	783	10,293	7.6%
Property and liability insurance	135,805	63,129	5,844	78,520	7.4%
Total premiums written	179,447	89,604	7,123	96,966	7.3%

Premiums earned:
Life insurance	15,153	7,509	499	8,143	6.1%
Accident and health insurance	26,526	18,167	784	9,143	8.6%
Property and liability insurance	116,537	49,695	3,349	70,191	4.8%
Total premiums earned	$158,216	$75,371	$4,632	$87,477	5.3%

For the Three Months ended June 30, 2016
Premiums written:
Life insurance	$17,510	$9,069	$658	$9,099	7.2%
Accident and health insurance	29,885	20,500	863	10,248	8.4%
Property and liability insurance	123,725	97,793	3,694	29,626	12.5%
Total premiums written	171,120	127,362	5,215	48,973	10.6%

Premiums earned:
Life insurance	15,165	7,269	614	8,510	7.2%
Accident and health insurance	27,654	19,443	821	9,032	9.1%
Property and liability insurance	129,182	101,912	1,480	28,750	5.1%
Total premiums earned	$172,001	$128,624	$2,915	$46,292	6.3%

For the Six Months ended June 30, 2017
Premiums written:
Life insurance	$27,900	$13,677	$933	$15,156	6.2%
Accident and health insurance	53,208	34,834	1,493	19,867	7.5%
Property and liability insurance	257,562	120,097	10,826	148,291	7.3%
Total premiums written	338,670	168,608	13,252	183,314	7.2%

Premiums earned:
Life insurance	30,341	14,921	992	16,412	6.0%
Accident and health insurance	53,895	37,225	1,559	18,229	8.6%
Property and liability insurance	230,601	96,201	7,667	142,067	5.4%
Total premiums earned	$314,837	$148,347	$10,218	$176,708	5.8%

For the Six Months ended June 30, 2016
Premiums written:
Life insurance	$30,772	$15,599	$1,297	$16,470	7.9%
Accident and health insurance	55,893	38,022	1,642	19,513	8.4%
Property and liability insurance	262,927	208,850	6,304	60,381	10.4%
Total premiums written	349,592	262,471	9,243	96,364	9.6%

Premiums earned:
Life insurance	30,251	14,427	1,361	17,185	7.9%
Accident and health insurance	56,603	40,041	1,635	18,197	9.0%
Property and liability insurance	250,687	197,640	2,478	55,525	4.5%
Total premiums earned	$337,541	$252,108	$5,474	$90,907	6.0%

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2017
(in thousands, except share data)

The following table presents the components of policy and contract benefits, including the effect of reinsurance on losses and loss adjustment expenses ("LAE") incurred:

	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount - Assumed to Net
For the Three Months ended June 30, 2017
Losses Incurred
Life insurance	$8,322	$4,567	$275	$4,030	6.8%
Accident and health insurance	4,912	4,186	216	942	22.9%
Property and liability insurance	48,144	27,775	299	20,668	1.4%
Total losses incurred	61,378	36,528	790	25,640	3.1%

	Member benefit claims (1)			4,162
	Total policy and contract benefits			$29,802

For the Three Months ended June 30, 2016
Losses Incurred
Life insurance	$8,506	$4,329	$220	$4,397	5.0%
Accident and health insurance	4,773	4,096	211	888	23.8%
Property and liability insurance	54,122	42,197	29	11,954	0.2%
Total losses incurred	67,401	50,622	460	17,239	2.7%

	Member benefit claims (1)			5,618
	Total policy and contract benefits			$22,857

For the Six Months ended June 30, 2017
Losses Incurred
Life insurance	$16,524	$8,985	$570	$8,109	7.0%
Accident and health insurance	8,744	7,563	472	1,653	28.6%
Property and liability insurance	95,752	51,883	1,164	45,033	2.6%
Total losses incurred	121,020	68,431	2,206	54,795	4.0%

	Member benefit claims (1)			7,999
	Total policy and contract benefits			$62,794

For the Six Months ended June 30, 2016
Losses Incurred
Life insurance	$16,412	$8,310	$683	$8,785	7.8%
Accident and health insurance	8,901	7,340	495	2,056	24.1%
Property and liability insurance	105,155	81,073	264	24,346	1.1%
Total losses incurred	130,468	96,723	1,442	35,187	4.1%

	Member benefit claims (1)			11,368
	Total policy and contract benefits			$46,555
(1) - Member benefit claims are not covered by reinsurance.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2017
(in thousands, except share data)

The following table presents the components of the reinsurance receivables:

	As of
	June 30, 2017	December 31, 2016
Prepaid reinsurance premiums:
Life (1)	$62,792	$64,621
Accident and health (1)	51,608	53,999
Property (2)	118,593	94,091
Total	232,993	212,711

Ceded claim reserves:
Life	2,833	2,929
Accident and health	10,155	10,435
Property	56,949	49,917
Total ceded claim reserves recoverable	69,937	63,281
Other reinsurance settlements recoverable	35,791	20,242
Reinsurance receivables	$338,721	$296,234

(1)	Including policyholder account balances ceded.

(2)
The December 31, 2016 amount includes a non-cash transaction, as part of a reinsurance contract cancellation that resulted in a reduction of $92,854 in reinsurance receivable, offset by an increase of $88,857 in assets and a decrease of $3,997 in liabilities.

The following table presents the aggregate amount included in reinsurance receivables that is comprised of the three largest receivable balances from unrelated reinsurers:

As of
June 30, 2017
Total of the three largest receivable balances from unrelated reinsurers	$79,513

At June 30, 2017, the three unrelated reinsurers from whom our specialty insurance business has the largest receivable balances were: London Life Reinsurance Corporation (A. M. Best Rating: A rated); MFI Insurance Company, LTD (A. M. Best Rating: Not rated) and Freedom Insurance Company, LTD (A. M. Best Rating: Not rated). The related receivables of these reinsurers are collateralized by, assets on hand, assets held in trust accounts and letters of credit. At June 30, 2017, the Company does not believe there is a risk of loss due to the concentration of credit risk in the reinsurance program given the collateralization.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2017
(in thousands, except share data)

(8) Goodwill and Intangible Assets, net

The following table presents identifiable finite- and indefinite-lived intangible assets, accumulated amortization, and goodwill by segment:

	As of June 30, 2017				As of December 31, 2016
	Specialty insurance	Senior living	Specialty finance	Total	Specialty insurance	Senior living	Specialty finance	Total
Customer relationships	$50,500	$—	$—	$50,500	$50,500	$—	$—	$50,500
Accumulated amortization	(8,348)	—	—	(8,348)	(4,614)	—	—	(4,614)
Trade names	6,500	—	800	7,300	6,500	—	800	7,300
Accumulated amortization	(1,840)	—	(160)	(2,000)	(1,484)	—	(120)	(1,604)
Software licensing	8,500	—	640	9,140	8,500	—	640	9,140
Accumulated amortization	(4,392)	—	(183)	(4,575)	(3,542)	—	(137)	(3,679)
Insurance policies and contracts acquired	36,500	—	—	36,500	36,500	—	—	36,500
Accumulated amortization	(34,982)	—	—	(34,982)	(34,184)	—	—	(34,184)
Insurance licensing agreements(1)	13,749	—	—	13,749	13,000	—	—	13,000
Leases in place	1,317	44,380	—	45,697	1,317	32,233	—	33,550
Accumulated amortization	(73)	(24,496)	—	(24,569)	(18)	(20,413)	—	(20,431)
Intangible assets, net	67,431	19,884	1,097	88,412	72,475	11,820	1,183	85,478
Goodwill	89,854	—	2,913	92,767	89,854	—	2,913	92,767
Total goodwill and intangible assets, net	$157,285	$19,884	$4,010	$181,179	$162,329	$11,820	$4,096	$178,245

(1)	Represents intangible assets with an indefinite useful life. Impairment tests are performed at least annually on these assets.

Goodwill

The following table presents the activity in goodwill, by segment, and includes the adjustments made to the balance of goodwill to reflect the effect of the final valuation adjustments made for acquisitions, as well as the reduction to any goodwill attributable to discontinued operations or impairment related charges:

	Specialty insurance	Specialty finance	Total
Balance at December 31, 2016	$89,854	$2,913	$92,767
Balance at June 30, 2017	$89,854	$2,913	$92,767

The Company conducts annual impairment tests of its goodwill as of October 1. For the three and six months ended June 30, 2017 and 2016, respectively, no impairment was recorded on the Company’s goodwill or intangibles.

Intangible Assets, Net

The following table presents the activity, by segment, in finite and indefinite-lived other intangible assets and includes the adjustments made to the balance to reflect the effect of any final valuation adjustments made for acquisitions, as well as any reduction attributable to discontinued operations or impairment-related charges:

	Specialty insurance	Senior living	Specialty finance	Total
Balance at December 31, 2016	$72,475	$11,820	$1,183	$85,478
Intangible assets acquired in 2017	749	12,147	—	12,896
Less: amortization expense	(5,793)	(4,083)	(86)	(9,962)
Balance at June 30, 2017	$67,431	$19,884	$1,097	$88,412

During the six months ended June 30, 2017 a subsidiary in our specialty insurance business acquired 100% of the outstanding stock of an insurance company, licensed in several states but having no operations and no net insurance exposures. The purpose of this transaction was to acquire additional licenses to expand the Company’s direct writing capabilities to New York and

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2017
(in thousands, except share data)

Wisconsin. The transaction was accounted for as an asset acquisition, resulting in $749 recorded as an indefinite life intangible asset for the cost attributed to the insurance licenses.

The following table presents the amortization expense on finite-lived intangible assets for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Amortization expense on intangible assets	$5,059	$4,518	$9,962	$10,544

The following table presents the amortization expense on finite-lived intangible assets for the next five years by segment:

	As of June 30, 2017
	Specialty insurance (VOBA)	Specialty insurance (other)	Senior living	Specialty finance	Total
Remainder of 2017	$452	$4,980	$5,887	$85	$11,404
2018	465	9,187	5,815	171	15,638
2019	217	7,619	959	171	8,966
2020	123	5,137	959	171	6,390
2021	82	4,361	959	171	5,573
2022 and thereafter	179	20,880	5,305	328	26,692
Total	$1,518	$52,164	$19,884	$1,097	$74,663

(9) Derivative Financial Instruments and Hedging

The Company utilizes derivative financial instruments as part of its overall investment and hedging activities. Derivative contracts are subject to additional risk that can result in a loss of all or part of an investment. The Company’s derivative activities are primarily classified by underlying credit risk and interest rate risk. In addition, the Company is also subject to additional counterparty risk should its counterparties fail to meet the contract terms. The derivative financial instruments are located within derivative assets at fair value and are reported in other investments. Derivative liabilities are reported within other liabilities and accrued expenses.

Derivatives, at fair value
Credit Derivatives
Credit derivatives are generally defined as over‑the‑counter contracts between a buyer and seller of protection against the risk of default on a set of obligations issued by a specified reference entity.
Credit Default Swap Indices (CDX) are credit derivatives that reference multiple names through underlying baskets or portfolios of single name credit default swaps. The Company enters into these contracts as both a buyer of protection and seller of protection to manage the credit risk exposure of its investment portfolio. At inception of the investment into the CDX position, the Company was required to deposit cash collateral for these positions equal to an initial 2.25% of the notional amount of the sold protection side subject to increase based on additional maintenance margin as a result of decreases in value. As of June 30, 2017, the required collateral balance was $6,668 posted by the Company to cover its liabilities as a seller of protection. As of June 30, 2017, there is a cash collateral balance of $1,632 held by the Company as collateral for the payments due to the Company as buyer of protection, which is netted against the overall investment position.
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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2017
(in thousands, except share data)

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

Interest Rate Swaps
The Company is exposed to interest rate risk when there is an unfavorable change in the value of investments as a result of adverse movements in the market interest rates. The Company enters into interest rate swaps (IRS) to protect against such adverse movements in interest rates. The Company is required to post collateral for the benefit of the counterparty. This is included in other assets in the condensed consolidated balance sheets.
The Company uses interest rate swaps to hedge the variability of floating rate borrowings. Cash flow hedge accounting was applied to the floating rate borrowings in its specialty insurance business, and during the second quarter of 2016, the Company elected to apply cash flow hedge accounting to such transactions in its senior living business.
The following table summarizes the gross notional and fair value amounts of derivatives (on a gross basis) categorized by underlying risk:

	As of June 30, 2017			As of December 31, 2016
	Notional Values	Asset Derivatives	Liability Derivatives	Notional Values	Asset Derivatives	Liability Derivatives
Credit risk:
Credit derivatives sold protection	$295,973	$21,731	$—	$297,612	$28,731	$—
Credit derivatives bought protection	296,921	—	7,044	298,173	—	14,501
Sub-total	592,894	21,731	7,044	595,785	28,731	14,501

Foreign currency risk:
Foreign currency forward contracts	999	—	4	965	—	3

Interest rate risk:
Interest rate lock commitments	281,108	6,273	—	203,815	4,872	—
Forward delivery contracts	58,949	97	—	66,731	—	84
TBA mortgage backed securities	250,750	358	323	249,750	1,678	269
Interest rate swaps	133,143	1,315	499	134,343	1,388	1,042
Sub-total	723,950	8,043	822	654,639	7,938	1,395
Total	$1,317,843	$29,774	$7,870	$1,251,389	$36,669	$15,899

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2017
(in thousands, except share data)

The Company nets the credit derivative assets and liabilities as these credit derivatives are subject to legally enforceable netting arrangements with the same party. The following table presents derivative instruments that are subject to offset by a master netting agreement:

	As of
	June 30, 2017	December 31, 2016
Derivatives subject to netting arrangements:
Credit default swap indices sold protection	$21,731	$28,731
Credit default swap indices bought protection	(7,044)	(14,501)
Gross assets recognized	14,687	14,230
Cash collateral	(1,632)	(1,632)
Net assets recognized (included in other investments)	$13,055	$12,598

Derivatives designated as cash flow hedging instruments

A subsidiary in our specialty insurance business had an IRS with a counterparty, pursuant to which the subsidiary swapped the floating rate portion of its outstanding preferred trust securities to a fixed rate. This IRS was designated as a cash flow hedge and expired in June 2017. As of the December 4, 2014 acquisition date, the IRS was considered a new hedging relationship, and was redesignated as a hedge.

Subsidiaries in our senior living business have IRSs with the same counterparty as the respective lenders, pursuant to which our subsidiary swapped the floating rate portion of its outstanding debt to a fixed rate. These IRSs are designated as cash flow hedges and expire between November 30, 2017 and August 1, 2023.

The following table presents the fair value and the related outstanding notional amounts of the Company's cash flow hedging derivative instruments and indicates where the Company records each amount in its condensed consolidated balance sheets:

		As of
	Balance Sheet Location	June 30, 2017	December 31, 2016
Derivatives designated as cash flow hedging instruments:
Notional value		$133,143	$134,343
Fair value of interest rate swaps	Other investments	$1,315	$1,388
Fair value of interest rate swaps	Other liabilities and accrued expenses	$499	$1,042
Unrealized gain (loss), net of tax, on the fair value of interest rate swaps	AOCI	$(122)	$1,759

Range of variable rates on interest rate swaps		1.09% to 1.23%	0.67% to 0.96%

Range of fixed rates on interest rate swaps		1.31% to 4.99%	1.31% to 4.99%

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2017
(in thousands, except share data)

The following table presents the pretax impact of the cash flow hedging derivative instruments on the condensed consolidated financial statements for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Gains (losses) recognized in AOCI on the derivative-effective portion	$(510)	$(535)	$(378)	$(671)

(Gains) losses reclassified from AOCI into income-effective portion	$93	$91	$237	$(228)

Gains (losses) recognized in income on the derivative-ineffective portion	$(1)	$(51)	$(2)	$(51)

The following table presents the estimated amount to be reclassified to earnings from AOCI during the next 12 months. These net (gains) losses are reclassified into earnings through interest expense.

As of
June 30, 2017
Estimated (gains) losses to be reclassified to earnings from AOCI during the next 12 months	$(153)

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
On January 18, 2017, the Company sold its ownership in the subordinated notes of a CLO. As a result of the sale, the Company determined that it no longer had the controlling interest in such entity. The Company, therefore, deconsolidated its ownership in the subordinated notes of the CLO and is no longer reporting the assets and liabilities of the CLO in its condensed consolidated balance sheet as of June 30, 2017, or the revenue and expenses of the CLO in its condensed consolidated statement of operations for the three and six months ended June 30, 2017.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2017
(in thousands, except share data)

The table below represents the assets and liabilities of the consolidated CLOs that are included in the Company’s condensed consolidated balance sheets as of the dates indicated:

	As of
	June 30, 2017	December 31, 2016
Assets:
Cash and cash equivalents	$56,363	$45,589
Loans, at fair value (1)	486,993	928,240
Other assets	8,639	15,666
Total assets of consolidated CLOs	$551,995	$989,495
Liabilities:
Debt	$481,979	$912,034
Other liabilities and accrued expenses	28,488	19,935
Total liabilities of consolidated CLOs	$510,467	$931,969

Net	$41,528	$57,526

(1)	The unpaid principal balance for these loans is $499,822 and $952,225 and the difference between their fair value and UPB is $12,829 and $23,985 at June 30, 2017 and December 31, 2016, respectively.

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

Beneficial interests:	As of
	June 30, 2017	December 31, 2016
Subordinated notes and related participations in management fees	$41,168	$56,820
Accrued management fees	360	706
Total beneficial interests	$41,528	$57,526

The following table represents revenue and expenses of the consolidated CLOs included in the Company’s condensed consolidated statements of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Income:
Net realized and unrealized gains (losses)	$315	$1,274	$1,568	$(1,491)
Interest income	7,626	13,206	15,240	23,648
Total revenue	7,941	14,480	16,808	22,157
Expenses:
Interest expense	4,274	8,062	9,049	14,400
Other expense	772	1,506	949	1,740
Total expense	5,046	9,568	9,998	16,140

Net income (loss) attributable to consolidated CLOs	$2,895	$4,912	$6,810	$6,017

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2017
(in thousands, except share data)

As summarized in the table below, the application of the measurement alternative results in the consolidated net income summarized above to be equivalent to the Company’s own economic interests in the CLOs which are eliminated upon consolidation:

Economic interests:	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Distributions received and realized and unrealized gains (losses) on the subordinated notes held by the Company, net	$2,535	$4,155	$6,083	$4,591
Management fee income	360	757	727	1,426
Total economic interests	$2,895	$4,912	$6,810	$6,017

(11) Debt, net

The following table summarizes the balance of the Company’s debt obligations, net of discounts and deferred financing costs, excluding notes payable of consolidated CLOs. See Note—(10) Assets and Liabilities of Consolidated CLOs:

			Maximum Borrowing Capacity as of	As of
Debt Type	Stated Maturity Date	Stated Interest Rate or Range of Rates	June 30, 2017	June 30, 2017	December 31, 2016
Secured corporate credit agreements	September 2018 - December 2019	LIBOR + 2.50% to 6.50%	$252,500	$158,803	$164,000
Asset based revolving financing (1) (2)	September 2018 - July 2021	LIBOR + 2.25% to 5.75%	340,000	247,438	250,557
Residential mortgage warehouse borrowings (3)	August 2017 - June 2018	LIBOR + 2.50% to 2.75%	179,000	77,517	101,402
Real estate commercial mortgage borrowings:
Fixed rate	August 2019 - July 2048	3.08% to 5.12%	99,818	93,631	82,133
Variable rate (LIBOR based)	October 2019 - January 2023	LIBOR + 2.05% to 6.95%	206,404	208,392	158,618
Subordinated debt	April 2020	12.50%	20,000	8,500	8,500
Preferred trust securities	June 2037	LIBOR + 4.10%	35,000	35,000	35,000
Preferred notes payable	January 2021	12.00%		1,386	1,232
Total debt, face value				830,667	801,442
Unamortized discount, net				(545)	(382)
Unamortized deferred financing costs				(8,171)	(8,051)
Total debt, net				$821,951	$793,009

(1) Asset based revolving financing is generally recourse only to specific assets and related cash flows.
(2) The weighted average coupon rate for asset based revolving financing was 3.86% and 3.53% at June 30, 2017 and December 31, 2016, respectively.
(3) The weighted average coupon rate for residential mortgage warehouse borrowings was 3.92% and 3.51% at June 30, 2017 and December 31, 2016, respectively. Includes debt having a maximum borrowing capacity of $103,000 with a stated interest rate of LIBOR + 2.50% to LIBOR +2.75% and a floor of 3.00%.

The table below presents the amount of interest expense the Company incurred on its debt for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest expense	$9,499	$6,454	$18,223	$12,843

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2017
(in thousands, except share data)

The following table presents the future maturities of the unpaid principal balance on the Company’s long-term debt as of:

June 30, 2017
Remainder of 2017	$15,846
2018	160,041
2019	227,365
2020	112,300
2021	146,495
Thereafter	168,620
Total	$830,667

The following narrative is a summary of certain of the terms of our debt agreements for the periods ended June 30, 2017:
Asset Backed Revolving Financing

An asset backed revolving borrowing in our specialty insurance business with a maximum borrowing capacity of $15,000 matured in April 2017. A new borrowing maturing in April 2019 with an interest rate of LIBOR plus 2.60% and a maximum borrowing capacity of $25,000 was used to pay off the matured borrowing.

Residential Mortgage Warehouse Borrowings

The maximum borrowing amount for one of the three warehouse lines of credit, through a subsidiary in our specialty finance business, decreased by $10,000, from $35,000 as of December 31, 2016 to $25,000 as of June 30, 2017.

The maturity dates for warehouse lines of credit through subsidiaries in our specialty finance business were extended during the six months ended June 30, 2017. One borrowing extended its maturity from April 2017 to March 2018, one borrowing extended its maturity from June 2017 to March 2018, and two borrowings extended their maturity from June 2017 to June 2018.

Real Estate Commercial Mortgage Borrowings

On February 3, 2017, in connection with an acquisition in the senior living business, the Company along with our partners entered into a $10,000, five year mortgage borrowing, which includes 12 months of interest only payments. The loan carries a variable rate of LIBOR plus 3.75%. If on or after February 3, 2019 the facility has achieved certain occupancy and minimum debt service coverage ratio, then the interest rate will be reduced to a rate of LIBOR plus 2.75% as of such date. This note matures on February 1, 2022.

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

On April 18, 2017, in connection with an acquisition in the senior living business, the Company entered into a $7,000, five year mortgage borrowing. The loan carries a variable rate of LIBOR plus 3.00% and matures on May 1, 2022.

On May 31, 2017, in connection with an acquisition of seven skilled nursing facilities in the senior living business, the Company entered into a $28,800, three year mortgage borrowing. The loan carries a variable rate of LIBOR plus 6.95% and matures on May 31, 2020.

On June 14, 2017, in connection with an acquisition in the senior living business, the Company entered into a $9,150, five year mortgage borrowing. The loan carries a fixed interest rate of 4.60% and matures on July 1, 2022.

Covenant Compliance

As of June 30, 2017, the Company is in compliance with the representations and covenants for outstanding borrowings or has obtained waivers for any events of non-compliance.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2017
(in thousands, except share data)

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2017
(in thousands, except share data)

Loans, at fair value

Corporate Loans (including those of consolidated CLOs): These loans are comprised of a diversified portfolio of middle market and broadly syndicated leveraged loans and are generally classified within either Level 2 or Level 3 in the fair value hierarchy. The Company has evaluated each loan’s respective liquidity and has additionally performed valuation benchmarking. The key characteristics which were evaluated as part of this determination were liquidity ratings, price changes to index benchmarks, depth of quotes, credit ratings and industry trends.

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

NPLs that have become REOs were measured at fair value on a non-recurring basis during the six months ended June 30, 2017 and year ended December 31, 2016. The carrying value of REOs at June 30, 2017 and December 31, 2016 was $14,249 and $13,366, respectively. Upon conversion to REO, the fair value is estimated using broker price opinion (BPO). BPOs are subject to judgments of a particular broker formed by visiting a property, assessing general home values in an area, reviewing comparable listings, and reviewing comparable completed sales. These judgments may vary among brokers and may fluctuate over time based on housing market activities and the influx of additional comparable listings and sales. REO is included in real estate, net.

Derivative Assets and Liabilities

Derivatives are comprised of credit default swaps (CDS), index credit default swaps (CDX), interest rate lock commitments (IRLC), to be announced mortgage backed securities (TBA) and interest rate swaps (IRS). The fair value of these instruments is based upon valuation pricing models, which represent the amount the Company would expect to receive or pay at the balance sheet date to exit the position. In general, the fair value of CDSs and CDXs are based on dealer quotes. Because significant inputs, other than unadjusted quoted prices in active markets are used to determine the dealer quotes, such as price volatility, the Company classifies them as Level 2 in the fair value hierarchy. The fair value of IRS is based upon either valuation pricing models, which represent the amount the Company would expect to pay at the balance sheet date if the contracts were exited, or by obtaining broker or counterparty quotes. Because there are observable inputs used to arrive at these prices, the Company has classified IRS within Level 2 of the fair value hierarchy. Our mortgage origination subsidiaries issue IRLCs to its customers, which are carried at estimated fair value on the Company’s condensed consolidated balance sheet. The estimated fair values of these commitments are generally calculated by reference to the value of the underlying loan associated with the IRLC net of costs to produce and an expected fall out assumption. The fair values of these commitments generally result in a Level 3 classification. Our mortgage origination subsidiaries manage their exposure by entering into forward delivery commitments with loan investors. For loans not locked with investors under a forward delivery commitment, the Company enters into hedge instruments, primarily TBAs, to protect against movements in interest rates. The fair values of TBA mortgage backed securities generally result in a Level 2 classification.

The following tables present the Company’s fair value hierarchies for financial assets and liabilities, including the balances associated with the consolidated CLOs, measured on a recurring basis:

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2017
(in thousands, except share data)

	As of June 30, 2017
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value
Assets:
Available for sale securities, at fair value:
Equity securities	$775	$—	$48	$823
U.S. Treasury securities and obligations of U.S. government authorities and agencies	—	26,667	—	26,667
Obligations of state and political subdivisions	—	57,256	—	57,256
Obligations of foreign governments	—	577	—	577
Certificates of deposit	895	—	—	895
Asset backed securities	—	1,417	—	1,417
Corporate securities	—	60,143	—	60,143
Total available for sale securities	1,670	146,060	48	147,778

Loans, at fair value:
Corporate loans	—	50,181	114,743	164,924
Mortgage loans held for sale	—	93,491	—	93,491
Non-performing loans	—	—	51,096	51,096
Other loans receivable	—	—	1,169	1,169
Total loans, at fair value	—	143,672	167,008	310,680

Equity securities, trading, at fair value	39,230	—	—	39,230

Other investments:
Derivative assets:
Interest rate swaps	—	1,315	—	1,315
Forward delivery contracts	—	67	30	97
Interest rate lock commitments	—	—	6,273	6,273
TBA mortgage backed securities	—	358	—	358
Credit derivatives	—	13,055	—	13,055
Total derivative assets	—	14,795	6,303	21,098
CLOs	—	—	2,416	2,416
Debentures	—	4,031	—	4,031
Total other investments	—	18,826	8,719	27,545

Total financial instruments attributable to non-CLOs included in consolidated assets	40,900	308,558	175,775	525,233

Financial instruments included in assets of consolidated CLOs:
Loans, at fair value	—	225,248	261,745	486,993
Total financial instruments included in assets of consolidated CLOs	—	225,248	261,745	486,993
Total	$40,900	$533,806	$437,520	$1,012,226

Liabilities:
Derivative liabilities:
Interest rate swaps	$—	$499	$—	$499
TBA mortgage backed securities	—	323	—	323
Foreign currency forward contracts	—	4	—	4
Total derivative liabilities (included in other liabilities and accrued expenses)	—	826	—	826
Contingent consideration payable	—	—	5,313	5,313
Preferred notes payable	—	—	1,386	1,386
Total financial instruments attributable to Non-CLOs included in consolidated liabilities	—	826	6,699	7,525

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2017
(in thousands, except share data)

	As of June 30, 2017
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value
Financial instruments included in liabilities of consolidated CLOs:
Notes payable of CLOs	—	—	481,979	481,979
Total financial instruments included in liabilities of consolidated CLOs	—	—	481,979	481,979
Total	$—	$826	$488,678	$489,504

	As of December 31, 2016
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value
Assets:
Available for sale securities, at fair value:
Equity securities	$736	$—	$48	$784
U.S. Treasury securities and obligations of U.S. government authorities and agencies	—	26,799	—	26,799
Obligations of state and political subdivisions	—	56,934	—	56,934
Obligations of foreign governments	—	728	—	728
Certificates of deposit	895	—	—	895
Asset backed securities	—	1,460	—	1,460
Corporate bonds	—	58,571	—	58,571
Total available for sale securities, at fair value	1,631	144,492	48	146,171

Loans, at fair value:
Corporate loans	—	46,352	129,206	175,558
Mortgage loans held for sale	—	121,439	—	121,439
Non-performing loans	—	—	74,923	74,923
Other loans receivable	—	—	1,169	1,169
Total loans, at fair value	—	167,791	205,298	373,089

Equity securities, trading, at fair value	48,612	—	—	48,612

Other investments:
Derivative assets:
Interest rate swaps	—	1,388	—	1,388
Interest rate lock commitments	—	—	4,872	4,872
TBA mortgage backed securities	—	1,678	—	1,678
Credit derivatives	—	12,598	—	12,598
Total derivative assets	—	15,664	4,872	20,536
CLOs	—	—	974	974
Debentures	—	3,957	—	3,957
Total other investments	—	19,621	5,846	25,467

Total financial instruments attributable to non-CLOs included in consolidated assets	50,243	331,904	211,192	593,339

Financial instruments included in assets of consolidated CLOs:
Loans, at fair value	—	342,370	585,870	928,240
Total financial instruments included in assets of consolidated CLOs	—	342,370	585,870	928,240
Total	$50,243	$674,274	$797,062	$1,521,579

Liabilities:
Derivative liabilities:

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2017
(in thousands, except share data)

	As of December 31, 2016
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value
Interest rate swaps	$—	$1,042	$—	$1,042
Forward delivery contracts	—	84	—	84
TBA mortgage backed securities	—	269	—	269
Foreign currency forward contracts	—	3	—	3
Total derivative liabilities (included in other liabilities and accrued expenses)	—	1,398	—	1,398
Contingent consideration payable	—	—	1,852	1,852
Preferred notes payable	—	—	1,232	1,232
Total financial instruments attributable to Non-CLOs included in consolidated liabilities	—	1,398	3,084	4,482

Financial instruments included in liabilities of consolidated CLOs:
Notes payable of CLOs	—	—	912,034	912,034
Total financial instruments included in liabilities of consolidated CLOs	—	—	912,034	912,034

Total	$—	$1,398	$915,118	$916,516
The following table represents additional information about assets that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value for the following periods:

	Six Months Ended June 30,
	2017		2016 (2)
	Non-CLO Assets	CLO Assets	Non-CLO Assets	CLO Assets
Balance at January 1,	$211,192	$585,870	$239,944	$520,892
Net realized gains (losses)	13,170	(187)	3,213	291
Net unrealized gains (losses)	1,183	(1,098)	4,256	6,241
Origination of IRLC	25,824	—	22,104	—
Purchases	31,220	68,015	53,556	167,544
Sales	(57,410)	(90,220)	(46,904)	(52,585)
Issuances	425	533	1,293	941
Transfer into Level 3 (1)	1,970	15,204	23,184	43,742
Transfer adjustments (out of) Level 3 (1)	(13,861)	(65,072)	(14,258)	(62,388)
Deconsolidation of CLO due to sale	1,342	(251,300)	—	—
Conversion to real estate owned	(6,976)	—	(5,761)	—
Conversion to mortgage held for sale	(32,272)	—	(20,949)	—
Warehouse transfer to CLO	—	—	(104,098)	104,098
Other	(32)	—	—	—
Balance at June 30,	$175,775	$261,745	$155,580	$728,776

Changes in unrealized gains (losses) included in earnings related to assets still held at period end	$3,707	$(622)	$2,330	$2,361

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2017
(in thousands, except share data)

The following table represents additional information about liabilities that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value for the following periods:

	Six Months Ended June 30,
	2017		2016
	Non-CLO Liabilities	CLO Liabilities	Non-CLO Liabilities	CLO Liabilities
Balance at January 1,	$3,084	$912,034	$2,498	$683,827
Net unrealized (gains) losses	—	(3,002)	(211)	10,163
Issuances	—	—	—	222,303
Dispositions	—	(49,010)	—	—
FV adjustment	3,615	—	—	—
Deconsolidation of CLO due to sale	—	(378,043)	—	—
Balance at June 30,	$6,699	$481,979	$2,287	$916,293

Changes in unrealized (gains) losses included in earnings related to liabilities still held at period end	$3,615	$(3,048)	$(211)	$10,163

The following is quantitative information about Level 3 significant unobservable inputs used in fair valuation.

	Fair Value as of				Actual or Range (Weighted average)
Assets (1)	June 30, 2017	December 31, 2016	Valuation Technique	Unobservable input(s)	June 30, 2017	December 31, 2016
Interest rate lock commitments	$6,273	$4,872	Internal model	Pull through rate	45% - 95%	45% - 95%
NPLs	51,096	74,923	Discounted cash flow	See table below (2)	See table below	See table below
Total	$57,369	$79,795

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

	As of June 30, 2017			As of December 31, 2016
Unobservable inputs	High	Low	Average(1)	High	Low	Average(1)
Discount rate	30.0%	16.0%	23.1%	30.0%	16.0%	22.9%
Loan resolution time-line (Years)	2.3	.5	1.2	2.3	0.5	1.2
Value of underlying properties	$2,400	$35	$271	$1,800	$32	$234
Holding costs	23.8%	5.3%	7.9%	24.1%	5.4%	8.3%
Liquidation costs	23.5%	8.1%	9.5%	25.0%	8.5%	9.6%
Note rate	6.0%	3.0%	4.8%	6.0%	3.0%	4.8%
Secondary market transaction prices/UPB	88.5%	75.5%	83.5%	88.5%	75.5%	83.7%

(1)	Weighted based on value of underlying properties (excluding the value of underlying properties line item).

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2017
(in thousands, except share data)

	Fair Value as of				Actual or Range (Weighted average)
Liabilities (1)	June 30, 2017	December 31, 2016	Valuation Technique	Unobservable input(s)	June 30, 2017	December 31, 2016
Contingent consideration payable - Reliance	$5,261	$1,800	Cash Flow model (2)	Forecast EBITDA	$1,000 - $9,000	$951 - $6,005
				Book value growth rate	N/A	5.0%
				Asset volatility	N/A	1.4% - 23.7%
Contingent consideration payable - Luxury	52	52	Cash Flow model	Projected cash available for distribution	$1,059 - $1,316	$1,059 - $1,316
Preferred notes payable	1,386	1,232	Cash Flow model	Discount rate	12.0%	12.0%
Total	$6,699	$3,084

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

The following table presents the carrying amounts and estimated fair values of financial assets and liabilities that are not recorded at fair value and their respective levels within the fair value hierarchy:

	As of June 30, 2017			As of December 31, 2016
	Level within Fair Value Hierarchy	Fair Value	Carrying Value	Level within Fair Value Hierarchy	Fair Value	Carrying Value
Assets:
Notes and accounts receivable, net	2	$24,521	$24,521	2	$28,293	$28,732
Total Assets		$24,521	$24,521		$28,293	$28,732

Liabilities:
Debt, net	3	$830,313	$828,739	3	$798,806	$799,828
Total Liabilities		$830,313	$828,739		$798,806	$799,828
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

Additionally, the following financial assets and liabilities on the condensed consolidated balance sheets are not carried at fair value, but whose carrying amounts approximate their fair value:

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2017
(in thousands, except share data)

(13) Liability for Unpaid Claims and Claim Adjustment Expenses

Roll forward of Claim Liability
The following table presents the activity in the net liability for unpaid losses and allocated loss adjustment expenses of short-duration contracts for the following periods:

	Six Months Ended June 30,
	2017	2016
Policy liabilities and unpaid claims balance as of January 1	$103,391	$80,663
Less : liabilities of policy-holder accounts balances, gross	(17,417)	(19,037)
Less : non-insurance warranty benefit claim liabilities	(91)	(116)
Gross liabilities for unpaid losses and loss adjustment expenses	85,883	61,510
Less : reinsurance recoverable on unpaid losses - short duration	(63,112)	(42,341)
Less : other lines, gross	(208)	(163)
Net balance as of January 1, short duration	22,563	19,006

Incurred (short duration) related to:
Current year	50,925	34,149
Prior years	2,972	78
Total incurred	53,897	34,227

Paid (short duration) related to:
Current year	34,238	18,934
Prior years	17,653	12,234
Total paid	51,891	31,168

Net balance as of June 30, short duration	24,569	22,065
Plus : reinsurance recoverable on unpaid losses - short duration	69,772	57,235
Plus : other lines, gross	201	193
Gross liabilities for unpaid losses and loss adjustment expenses	94,542	79,493
Plus : liabilities of policy-holder accounts balances, gross	16,312	17,984
Plus : non-insurance warranty benefit claim liabilities	41	134
Policy liabilities and unpaid claims balance as of June 30,	$110,895	$97,611

The following schedule reconciles the total on short duration contracts per the table above to the amount of total losses incurred as presented in the condensed consolidated statement of operations, excluding the amount for member benefit claims:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total incurred	$25,209	$16,701	$53,897	$34,227
Other lines incurred	(1)	5	(3)	30
Unallocated loss adjustment expense	432	533	901	930
Total losses incurred	$25,640	$17,239	$54,795	$35,187
For the six months ended June 30, 2017, the Company’s specialty insurance business experienced an increase in prior year case development of $2,972. This included $1,165 in non-standard auto and $2,034 in warranty. This development was partially offset by favorable development in its credit lines of business. The warranty and credit lines of business are primarily in retrospective commission arrangements that minimally impact the operating income of the Company.
For the six months ended June 30, 2016, the Company’s specialty insurance business experienced an increase in prior year case development of $78. This included $1,320 in non-standard auto and $1,289 in warranty. This development was partially offset by favorable development in its credit lines of business. The warranty and credit lines of business are primarily in retrospective commission arrangements that minimally impact the operating income of the Company.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2017
(in thousands, except share data)

(14) Other Assets

The following table presents the components of other assets as reported in the condensed consolidated balance sheets:

	As of
	June 30, 2017	December 31, 2016
Due from brokers	$4,544	$2,027
Furniture, fixtures and equipment, net	6,050	5,936
Prepaid expenses	8,825	5,020
Accrued interest receivable	3,168	2,052
Management fee receivable	5,111	4,308
Other fee receivable	5,008	5,022
Income tax receivable	3,680	4,842
Other	10,657	8,679
Total other assets	$47,043	$37,886

Depreciation expense related to furniture, fixtures and equipment was $630 and $653 for the three months ended June 30, 2017 and 2016, respectively and $1,227 and $1,311 for the six months ended June 30, 2017, and 2016, respectively.

(15) Other Liabilities and Accrued Expenses

The following table presents the components of other liabilities and accrued expenses as reported in the condensed consolidated balance sheets:

	As of
	June 30, 2017	December 31, 2016
Accounts payable and accrued expenses	$45,698	$67,837
Deferred tax liabilities, net	32,490	32,296
Due to brokers	12,070	8,457
Commissions payable	10,991	7,466
Accrued interest payable	2,088	1,729
Derivative liabilities, at fair value	826	1,398
Other liabilities	20,366	14,552
Total other liabilities and accrued expenses	$124,529	$133,735

(16) Other Income and Other Expenses

The following table presents the components of other income as reported in the condensed consolidated statement of operations, primarily comprised of interest income and loan fee income related to both loans at fair value and loans at amortized costs, net in our specialty finance business, and management fees from our asset management business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest income	$4,458	$3,873	$9,185	$9,240
Loan fee income	3,034	3,047	6,250	5,381
Management fee income	3,330	1,661	5,037	3,658
Other	1,109	385	1,969	1,027
Total other income	$11,931	$8,966	$22,441	$19,306

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2017
(in thousands, except share data)

The following table presents the components of other expenses as reported in the condensed consolidated statement of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Professional fees	$5,477	$5,973	$9,474	$12,298
Acquisition and transaction costs	36	—	277	383
General and administrative	3,657	3,667	7,537	7,610
Premium taxes	2,883	1,657	6,030	3,843
Mortgage origination expenses	2,287	1,841	4,322	3,636
Property operating expenses	2,621	1,832	5,163	3,585
Rent and related	3,058	2,926	6,006	6,098
Other	7,364	4,102	11,407	9,212
Total other expense	$27,383	$21,998	$50,216	$46,665

(17) Stockholders’ Equity

As of June 30, 2017 and December 31, 2016, there were 35,003,004 and 34,983,616 shares of Class A common stock issued and outstanding, respectively, including 5,985,543 and 6,596,000 shares of Class A common stock held by subsidiaries of Tiptree, respectively. As of June 30, 2017 and December 31, 2016, there were 8,049,029 shares of Class B common stock issued and outstanding, respectively, all of which are owned by TFP as a fiduciary for the limited partners of TFP. As a result of the tax reorganization on January 1, 2016, these shares of Class B common stock are accounted for as treasury stock in Tiptree’s financial statements.

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

On June 5, 2017, in settlement of an option, TFP delivered 1,510,920 shares of the Company’s Class A common stock to Tricadia for total consideration of approximately $8,100 which was exempt from registration under the Securities Act of 1933.

On June 21, 2017, a subsidiary of Tiptree purchased 1,000,000 shares of Class A common stock of Tiptree for aggregate consideration of $7,300. The shares acquired are accounted for as treasury shares and therefore are not outstanding for accounting or voting purposes.

The Company declared cash dividends per share for the following periods presented below:

	Dividends per share for
	Six Months Ended June 30,
	2017	2016
First Quarter	$0.030	$0.025
Second Quarter	0.030	0.025
Total cash dividends declared	$0.060	$0.050

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2017
(in thousands, except share data)

Statutory Reporting and Insurance Company Subsidiaries Dividend Restrictions

The Company's insurance company subsidiaries may pay dividends to the Company, subject to statutory restrictions. Payments in excess of statutory restrictions (extraordinary dividends) to the Company are permitted only with prior approval of the insurance department of the applicable state of domicile. The Company eliminated all dividends from its subsidiaries in the condensed consolidated financial statements. For the three and six months ended June 30, 2017 and 2016, respectively, the Company’s insurance company subsidiaries did not pay any ordinary or extraordinary dividends.

The following table presents the combined statutory capital and surplus of the Company's insurance company subsidiaries, the required minimum statutory capital and surplus, as required by the laws of the states in which they are domiciled, and the combined amount available for ordinary dividends of the Company's insurance company subsidiaries for the following periods:

	As of
	June 30, 2017	December 31, 2016
Combined statutory capital and surplus of the Company's insurance company subsidiaries	$112,950	$100,920

Required minimum statutory capital and surplus	$19,200	$17,200

Amount available for ordinary dividends of the Company's insurance company subsidiaries	$9,425	$9,049

At June 30, 2017, the maximum amount of dividends that our regulated insurance company subsidiaries could pay under applicable laws and regulations without regulatory approval was approximately $9,425. The Company may seek regulatory approval to pay dividends in excess of this permitted amount, but there can be no assurance that the Company would receive regulatory approval if sought.

Under the National Association of Insurance Commissioners (NAIC) Risk-Based Capital Act of 1995, a company's Risk-Based Capital (RBC) is calculated by applying certain risk factors to various asset, claim and reserve items. If a company's adjusted surplus falls below calculated RBC thresholds, regulatory intervention or oversight is required. The Company's insurance company subsidiaries' RBC levels, as calculated in accordance with the NAIC’s RBC instructions, exceeded all RBC thresholds as of June 30, 2017.

The following table presents the net income of the Company’s statutory insurance companies for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income of statutory insurance companies	$3,307	$5,018	$6,354	$6,127

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2017
(in thousands, except share data)

(18) Accumulated Other Comprehensive Income (Loss)

The following table presents the activity in accumulated other comprehensive income (loss) (AOCI), net of tax, for the following periods:

	Unrealized gains (losses) on			Amount Attributable to Noncontrolling Interests
	Available for sale securities	Interest rate swaps	Total AOCI	TFP	Other	Total AOCI to Tiptree Inc.
Balance at December 31, 2015	$(222)	$111	$(111)	$—	$—	$(111)
Other comprehensive income (losses) before reclassifications	2,803	(467)	2,336	(385)	62	2,013
Amounts reclassified from AOCI	(91)	(144)	(235)	—	—	(235)
Period change	2,712	(611)	2,101	(385)	62	1,778
Balance at June 30, 2016	$2,490	$(500)	$1,990	$(385)	$62	$1,667

Balance at December 31, 2016	$(700)	$1,759	$1,059	$(128)	$(376)	$555
Other comprehensive income (losses) before reclassifications	934	(282)	652	(179)	126	599
Amounts reclassified from AOCI	18	160	178	—	—	178
Period change	952	(122)	830	(179)	126	777
Balance at June 30, 2017	$252	$1,637	$1,889	$(307)	$(250)	$1,332
The following table presents the reclassification adjustments out of AOCI included in net income and the impacted line items on the condensed consolidated statement of operations for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,		Affected line item in Condensed Consolidated Statement of Operations
Components of AOCI	2017	2016	2017	2016
Unrealized gains (losses) on available for sale securities	$20	$83	$(27)	$140	Net realized and unrealized gains (losses)
Related tax (expense) benefit	(7)	(29)	9	(49)	Provision for income tax
Net of tax	$13	$54	$(18)	$91

Unrealized gains (losses) on interest rate swaps	$(93)	$(91)	$(237)	$228	Interest expense
Related tax (expense) benefit	32	28	77	(84)	Provision for income tax
Net of tax	$(61)	$(63)	$(160)	$144

(19) Stock Based Compensation

Equity Plans

2007 Manager Equity Plan
The Care Investment Trust Inc. Manager Equity Plan (Manager Plan) was adopted in June 2007. On June 6, 2017, the 134,629 remaining shares of Class A common stock available for issuance under the Manager Plan was rolled into the 2017 Equity Plan and the Manager Plan was simultaneously terminated.

2013 Omnibus Incentive Plan
The Company adopted the Tiptree 2013 Omnibus Incentive Plan (2013 Equity Plan) on August 8, 2013, which permits the grant of stock units, stock, and stock options up to a maximum of 2,000,000 shares of Class A common stock. On June 6, 2017, the 7,359 remaining shares of Class A common stock available for issuance under the 2013 Equity Plan was rolled into the 2017 Equity Plan and the 2013 Equity Plan was simultaneously terminated.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2017
(in thousands, except share data)

2017 Omnibus Incentive Plan
The Company adopted the Tiptree 2017 Omnibus Incentive Plan (2017 Equity Plan) on June 6, 2017, which permits the grant of stock units, stock, and stock options up to a maximum of 6,100,000 shares of Class A common stock, which consists of 5,958,012 shares of Class A common stock reserved for issuance under the 2017 Equity Plan, 134,629 shares of Class A common stock rolled over from the Manager Plan and 7,359 shares of Class A common stock rolled over from the 2013 Equity Plan. The general purpose of the 2017 Equity Plan is to attract, motivate and retain selected employees and directors for the Company and its subsidiaries, to provide them with incentives and rewards for performance and to better align their interests with the interests of the Company’s stockholders. Unless otherwise extended, the 2017 Equity Plan terminates automatically on the 10th anniversary of its adoption.

The table below summarizes changes to the issuances under the Company’s 2013 and 2017 Equity Plan for the periods indicated:

2013 Equity Plan	Number of shares (1)
Available for issuance as of December 31, 2016	961,650
Shares granted	(954,291)
Shares rolled into 2017 Equity Plan	(7,359)
Available for issuance as of June 30, 2017	—

2017 Equity Plan	Number of shares (1)
Available for issuance as of December 31, 2016	—
Available from 2007 Manager Plan	134,629
Available from 2013 Equity Plan	7,359
Available from 2017 Equity Plan	5,958,012
Shares granted	(60,000)
Available for issuance as of June 30, 2017	6,040,000
(1) Excludes shares granted under the Company’s subsidiary incentive plans that are exchangeable for Tiptree Class A common stock.
Restricted stock units (RSUs)
Generally, the Tiptree RSUs shall vest and become nonforfeitable with respect to one-third of Tiptree shares granted on each of the first, second and third anniversaries of the date of the grant, and expensed using the straight-line method over the requisite service period.
The following table summarizes changes to the issuances of Class A common stock and RSUs under the 2017 Equity Plan for the periods indicated:

	Number of shares issuable	Weighted Average Grant Date Fair Value
Unvested units as of December 31, 2016	299,817	$6.27
Granted (1)	443,664	6.59
Vested	(131,012)	6.31
Unvested units as of June 30, 2017	612,469	$6.49
(1) Includes grants of 16,176 shares of Class A common stock to directors.
The Company values RSUs at their grant-date fair value as measured by Tiptree’s common stock price. Included in vested shares for 2017 are 12,087 shares surrendered to pay taxes on behalf of the employees with shares vesting. During the six months ended June 30, 2017, the Company granted 427,488 RSUs to employees of the Company. 142,175 shares vest ratably over a period of three years that began in February 2017 and the remaining 285,313 shares will cliff vest in February 2020.

Subsidiary Incentive Plans

Certain of Tiptree’s subsidiaries have established RSU programs under which they are authorized to issue RSUs or their

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2017
(in thousands, except share data)

equivalents, representing equity of such subsidiaries to certain of their employees. Such awards are accounted for as equity. These RSUs are subject to performance-vesting criteria based on the performance of the subsidiary (performance vesting RSUs) and time-vesting subject to continued employment (time vesting RSUs). Following the service period, such vested RSUs may be exchanged at fair market value, at the option of the holder, for Tiptree Class A common stock under the 2017 Equity Plan. The Company has the option, but not the obligation to settle the exchange right in shares or cash.
The following table summarizes changes to the issuances of subsidiary RSU’s under the subsidiary incentive plans for the periods indicated:

Grant date fair value of equity shares issuable
Unvested balance as of December 31, 2016	$8,089
Vested	(2,055)
Grant value adjustment (1)	(210)
Unvested balance as of June 30, 2017	$5,824

(1) Due to the approval of the 2017 Equity Plan, Tiptree changed the classification of the subsidiary RSU’s during the three months ended June 30, 2017 from liability to equity awards, because the Company expects to settle these awards in stock.
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

The following table presents the assumptions used to estimate the fair values of the stock options granted for the following period:

Valuation Input	Six Months Ended June 30, 2017
		Weighted
	Assumption	Average
Historical Volatility	47.20%	N/A
Risk-free Rate	2.44%	N/A
Dividend Yield	1.80%	N/A
Expected term (years)		6.5

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2017
(in thousands, except share data)

The following table presents the Company's stock option activity for the current period:

	Options Outstanding	Weighted Average Exercise Price (in dollars per stock option)	Weighted Average Grant Date Value (in dollars per stock option)	Options Exercisable
Balance, December 31, 2016	251,237	$5.69	$2.62	—
Granted	570,627	6.65	2.91	—
Balance, June 30, 2017	821,864	$6.36	$2.82	—

Weighted average remaining contractual term at June 30, 2017 (in years)	9.3

Stock-based Compensation Expense

The following table presents the total time-based and performance-based stock-based compensation expense and the related income tax benefit recognized on the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Payroll and employee commissions	$1,342	$574	$3,140	$964
Professional fees (1)	—	29	—	64
Income tax benefit	(474)	(213)	(1,108)	(363)
Net stock-based compensation expense	$868	$390	$2,032	$665

(1)	Professional fees consist of the value of restricted stock units and options granted to persons providing services to the Company.

Additional information on total non-vested stock-based compensation is as follows:

	As of
	June 30, 2017
	Stock Options	Restricted Stock Awards and RSUs
Unrecognized compensation cost related to non-vested awards	$1,953	$7,631
Weighted - average recognition period (in years)	3.8	2.3

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

TFP and Back Office Services Group, Inc. (BOSG) entered into an administrative services agreement on June 12, 2007 (Administrative Services Agreement), which was assigned to Tiptree on July 1, 2013 in connection with the Contribution Transactions, under which BOSG provided certain back office, administrative and accounting services to the Company and its subsidiaries. BOSG is an affiliate of Mariner Investment Group (Mariner). As of June 30, 2016, the Company has concluded that Mariner no longer meets the definition of a related party. This agreement was terminated on December 31, 2016.

Payments under the TSA and Administrative Services Agreement in the three and six months ended June 30, 2017 and 2016 were not material.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2017
(in thousands, except share data)

(21) Income Taxes

The total income tax expense (benefit) of $(1,875) and $4,025 for the three months ended June 30, 2017 and 2016, respectively, is reflected as a component of income. The total income tax expense (benefit) of $(709) and $1,586 for the six months ended June 30, 2017 and 2016, respectively, is reflected as a component of income.

The tax rate for the three months ending June 30, 2017 is 26.0%, which is lower than federal and state statutory income tax rates, primarily due to the effect of valuation allowances on net operating losses at certain subsidiaries and the impact of certain gains and losses treated discretely for the period (primarily related to the change in fair value of a contingent consideration liability), partially offset by non-controlling interests at certain subsidiaries. For the six months ended June 30, 2017, the Company’s effective tax rate (ETR) was equal to 15.1%, which does not bear a customary relationship to statutory income tax rates. The tax rate for the six months ending June 30, 2017 is lower than federal and state statutory income tax rates, primarily due to the effect of valuation allowances on net operating losses at certain subsidiaries and the impact of certain gains and losses treated discretely for the period (primarily related to the change in fair value of a contingent consideration liability), partially offset by the effect of non-controlling interests at certain subsidiaries. The ETR on income for the six months ended June 30, 2017 excluding the effect of discrete items was 28.6%, which is lower than federal and state statutory income tax rates, primarily driven by non-controlling interests at certain subsidiaries.

For the three months ended June 30, 2016, the Company’s ETR was equal to approximately 36.4% which bears a customary relationship to federal and state statutory income tax rates. The ETR for the six months ended June 30, 2016 excluding the tax restructuring benefit was 35.5%, which is lower than statutory rates. The difference was driven by (i) the release of valuation allowances on net operating losses earned by certain subsidiaries, offset by (ii) valuation allowances on net operating losses at certain subsidiaries and (iii) the impact of certain gains and losses treated discretely for the period. For the six months ended June 30, 2016, the Company’s ETR after considering the impact of the tax restructuring was equal to 9.8%, which does not bear a customary relationship to statutory income tax rates. The ETR for the six months ended June 30, 2016 is significantly lower than the federal and state statutory income tax rates primarily due to $4,044 of discrete tax benefits for the period, primarily related to the tax restructuring that resulted in a consolidated corporate tax group effective January 1, 2016.

(22) Commitments and Contingencies

Contractual Obligations

The table below summarizes the Company’s contractual obligations by period that payments are due:

	As of June 30, 2017
	Less than one year	1-3 years	3-5 years	More than 5 years	Total
Operating lease obligations (1)	$5,232	$8,983	$1,318	$—	$15,533
Total	$5,232	$8,983	$1,318	$—	$15,533

(1)
Minimum rental obligations for Tiptree, Care, Siena, Luxury, Reliance and Fortegra office leases. Rent expense for the Company’s office leases were $1,778 and $1,499 for the three months ended June 30, 2017 and 2016, respectively and $3,485 and $3,190 for the six months ended June 30, 2017 and 2016, respectively.

In addition, Tiptree’s subsidiary Siena issues standby letters of credit for credit enhancements that are required by its borrower’s respective businesses. As of June 30, 2017, there was $400 outstanding relating to these letters of credit.

Litigation
Fortegra is a defendant in Mullins v. Southern Financial Life Insurance Co., which was filed in February 2006, in the Pike Circuit Court, in the Commonwealth of Kentucky. A class was certified in June 2010. At issue is the duration or term of coverage under certain disability and life credit insurance policies. The action alleges violations of the Consumer Protection Act and certain insurance statutes, as well as common law fraud and seeks compensatory and punitive damages, attorney fees and interest. To date, the court has not awarded sanctions in connection with Plaintiffs’ April 2012 Motion for Sanctions. In January 2015, the trial court issued an Order denying Fortegra’s motion to decertify the class, which was upheld on appeal. Following a February 2017 hearing, the court denied Fortegra’s Motion for Summary Judgment as to certain disability insurance policies but has not yet ruled on such motion with respect to the life insurance policies at issue. In June, a new Special Master was appointed and a status conference was set for August 2017. No trial or additional hearings are currently scheduled.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2017
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

(23) Earnings Per Share

The Company calculates basic net income per Class A common share based on the weighted average number of Class A common shares outstanding (inclusive of vested restricted share units). The unvested restricted share units have the non-forfeitable right to participate in dividends declared and paid on the Company’s common stock on an as vested basis and are therefore considered a participating security. The Company calculates basic earnings per share using the “two-class” method, and for the three and six months ended June 30, 2017 and June 30, 2016, the income available to common stockholders was allocated to the unvested restricted stock units.

Diluted net income per Class A common shares for the period includes the effect of potential equity of subsidiaries as well as potential Class A common stock, if dilutive. For the three months and six months ended June 30, 2017, the assumed exercise of all dilutive instruments were anti-dilutive and, therefore, were not included in the diluted net income per Class A common share calculation.

The following table presents a reconciliation of basic and diluted net income per common share for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$(5,324)	$7,021	$(3,982)	$14,435
Less:
Net income (loss) attributable to non-controlling interests	(881)	888	(639)	2,747
Net income allocated to participating securities	—	55	—	89
Net income (loss) attributable to Tiptree Inc. Class A common shares - basic	$(4,443)	$6,078	$(3,343)	$11,599
Effect of Dilutive Securities:
Securities of subsidiaries	—	53	—	66
Adjustments to income relating to exchangeable interests, net of tax	—	—	—	—
Net income (loss) attributable to Tiptree Inc. Class A common shares - diluted	$(4,443)	$6,025	$(3,343)	$11,533

Weighted average number of shares of Tiptree Inc. Class A common stock outstanding - basic	28,832,975	34,456,096	28,630,027	34,716,291
Weighted average number of incremental shares of Tiptree Inc. Class A common stock issuable from exchangeable interests and contingent considerations	—	72,881	—	90,450
Weighted average number of shares of Tiptree Inc. Class A common stock outstanding - diluted	28,832,975	34,528,977	28,630,027	34,806,741

Basic:
Net income (loss) attributable to Tiptree Inc. Class A common shares	$(0.15)	$0.18	$(0.12)	$0.33
Diluted:
Net income (loss) attributable to Tiptree Inc. Class A common shares	$(0.15)	$0.17	$(0.12)	$0.33

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2017
(in thousands, except share data)

(24) Subsequent Events

On August 3, 2017, the Company’s board of directors declared a quarterly cash dividend of $0.03 per share to Class A stockholders with a record date of August 21, 2017, and a payment date of August 28, 2017.

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

OVERVIEW

Tiptree is a holding company focused on enhancing shareholder value by generating consistent and growing earnings at our operating companies. Our strategy employs a differentiated model, where we combine a specialty insurance underwriting platform with our broader asset management and capital allocation capabilities, which we believe distinguishes us from many other insurance companies. When considering capital allocation decisions, we take a diversified approach, looking across sectors, geographies and asset classes, all with a longer-term horizon for our businesses and investments. We evaluate our performance primarily by the comparison of our shareholder’s long-term total return on capital, as measured by Adjusted EBITDA and growth in book value per share plus dividends paid.

We currently have four reporting segments: specialty insurance, asset management, senior living, and specialty finance. Corporate and other primarily contains corporate expenses not allocated to the operating businesses. See Note—(4) Operating Segment Data, in the notes to the accompanying condensed consolidated financial statements for detailed information regarding our segments. Since different factors affect the financial condition and results of operation of each segment, the following discussion is presented on both a consolidated and segment basis.

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

Our specialty insurance results primarily depend on the appropriateness of our pricing, underwriting, risk retention and the accuracy of our methodology for the establishment of reserves for future policyholder benefits and claims, the returns on and values of invested assets, and our ability to estimate policy and contract renewals and run-off. While our insurance operations have historically maintained a high percentage of fees to total revenue and a relatively stable combined ratio which support steady earnings, our initiatives to change our business mix along with economic factors could generate different results than we have historically seen. In our senior living operations, occupancy levels and operational costs could impact margins.  While the aging demographics of the U.S. population generally favor seniors housing in the long term, in the short term,  imbalances in the supply and demand for available units could dampen occupancy levels and competition for qualified employees could increase payroll costs. In our asset management segment, improving business conditions and growing corporate loan demand, especially from small to medium sized businesses has generally supported growth in AUM. Slowing economic growth and/or economic uncertainty could reduce business investment and loan demand, slowing the growth in AUM and associated fees.

Our profitability is affected by net investment income and realized and unrealized gains and losses. Our invested assets are held principally in fixed maturity securities, equity securities, loans, CLOs, credit investment funds, and senior living related assets. Many of our investments are held at fair value. Changes in fair value of these assets are reported quarterly as unrealized gains or losses in revenues and can be impacted by changes in interest rates, credit risk, or market risk, including specific company or industry factors. Credit risk can impact our financial results in a number of ways, including the performance of our corporate loans, mortgage loans, holdings in CLO subordinated notes and other investments. When credit markets are performing well, loans held in our CLOs and credit fund investments may prepay, subjecting those investments to reinvestment risk. In deteriorating credit environments, default risk can impact the performance of our investments, as well as flowing through income as unrealized losses. Disruption in the credit markets can also impact our ability to raise third party funds to invest and grow our asset management fees. Our equity holdings are relatively concentrated. General equity market trends, along with company and industry specific factors can impact the fair value of our holdings and can result in unrealized gains and losses affecting our results.

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

RESULTS OF OPERATIONS
The following is a summary of consolidated financial results for the three and six months ended June 30, 2017 and 2016. Management uses Adjusted EBITDA, on a consolidated and segment basis, and book value per share, as exchanged, as measurements of operating performance which are non-GAAP measures. Management believes the use of Adjusted EBITDA provides supplemental information useful to investors as it is frequently used by the financial community to analyze financial performance, and to analyze a company’s ability to service its debt and to facilitate comparison among companies. Adjusted EBITDA is also used in determining incentive compensation for the Company’s executive officers. Adjusted EBITDA is not a measurement of financial performance or liquidity under GAAP and should not be considered as an alternative or substitute for GAAP net income. Book value per share, as exchanged assumes full exchange of the limited partners units of TFP for Tiptree Class A common stock. Management believes the use of this financial measure provides supplemental information useful to investors as it is frequently used by the financial community to analyze company growth on a relative per share basis.

Summary Consolidated Statements of Operations

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
GAAP:	2017	2016	2017	2016
Total revenues	$157,870	$132,161	$321,778	$262,899
Net income before non-controlling interests	(5,324)	7,021	(3,982)	14,435
Net income attributable to Tiptree Inc. Class A common stockholders	(4,443)	6,133	(3,343)	11,688
Diluted earnings per share	(0.15)	0.17	(0.12)	0.33
Cash dividends paid per common share	0.06	0.05	0.06	0.05

Non-GAAP: (1)
Adjusted EBITDA	$6,771	$17,431	$18,556	$32,754
Book Value per share, as exchanged	9.87	9.68	9.87	9.68

(1)	For further information relating to the Company’s Adjusted EBITDA and book value per share, as exchanged, including a reconciliation to GAAP financials, see “—Non-GAAP Reconciliations.”

Consolidated Results of Operations

Revenues

For the three months ended June 30, 2017, the Company reported revenues of $157.9 million, an increase of $25.7 million, or 19.5%, from the three months ended June 30, 2016. For the six months ended June 30, 2017, revenues were $321.8 million, an increase of $58.9 million, or 22.4%, from the six months ended June 30, 2016. The primary drivers of the increase in revenues for the three and six months were growth in earned premiums and net investment income in our specialty insurance segment, increases in rental income attributable to acquisitions of seniors housing properties and improved specialty finance originations margins, partially offset by reduced service and administrative fees, ceding commissions, and unrealized losses as compared to prior period gains in our specialty insurance segment investment portfolio.

Net Income before non-controlling interests

For the three months ended June 30, 2017, the Company incurred a net loss of $5.3 million compared to net income of $7.0 million in the 2016 period. The primary drivers of the decline were the unrealized losses in our specialty insurance investment portfolio in the three months ended June 30, 2017 compared to unrealized gains in the 2016 period and an increase in the fair value of the contingent earn-out liability in connection with our acquisition of Reliance.

For the six months ended June 30, 2017, the Company incurred a net loss of $4.0 million compared to net income of $14.4 million in the 2016 period, a decrease of $18.4 million. The decline was primarily a result of the unrealized losses in our specialty insurance investment portfolio in the six months ended June 30, 2017 compared to unrealized gains in the prior period combined with increased stock-based compensation expense in the specialty insurance segment and an increase in the fair value of the contingent earn-out liability associated with our Reliance acquisition. These drivers were partially offset by increased earnings on CLOs in our asset management segment, reduced losses in our senior living and improved operating results in our specialty finance segments, excluding the impact of the Reliance earn-out. Additionally, the tax provision has increased year-over-year as a result of a $4.0 million tax benefit in the three months ended March 31, 2016 which was driven by the tax reorganization effective January 1, 2016. A discussion of the changes in revenues, expenses and net income is presented below and in more detail in our segment analysis.

The following table highlights certain non-cash, key drivers impacting our results for the three and six months ended June 30, 2017 and 2016. We believe highlighting these significant, non-cash items provides useful additional information to investors. As we mentioned above, our investments are focused on a longer term investment horizon. In addition, our equity securities holdings are relatively concentrated, and are carried at fair value and marked to market through the current reporting period. As a result, we expect our earnings relating to these securities to be relatively volatile between periods in contrast to our fixed income securities, which are marked to market through AOCI, which is more consistent with the treatment used by other insurance companies. In order for investors to be able to compare the returns of both types of investments, and to the portfolio performance of other insurance companies, we are highlighting the impact attributable to the unrealized and realized gains (losses) on equity securities in the table below.
We have also highlighted the impact of stock based compensation on the two periods below. Since a significant portion of our stock based compensation is performance based, and vests over multiple years, we believe that providing this information separately to investors allows them to evaluate the alignment of non-cash compensation to management, both at the holding company and at certain of our subsidiaries, with our overall performance trends.
In connection with our acquisition of Reliance, a portion of the purchase price was contingent on Reliance’s performance in the three years post acquisition, payable in Tiptree stock to the sellers. That contingent purchase price is carried as a liability on our balance sheet and is re-valued in each period. Increases or decreases in each period flow through the income statement, and are not deductible for tax purposes. Given Reliance’s performance over the latest performance measurement period, the contingent earn-out liability has increased, with the incremental value treated as an added expense in our financial statements for the three and six months ended June 30, 2017.
Lastly, depreciation and amortization has increased, primarily as a result of additional acquisitions at Care, partially offset by the reduction in VOBA at Fortegra. Because we carry our real estate assets at original cost, and our strategy at Care is to purchase properties that require actions to improve their performance, we believe that highlighting the impact depreciation and amortization have on Tiptree’s overall results period over period, and on the carrying value of our real estate assets, is useful additional information for investors.
Key Drivers of Pre-tax Income and Adjusted EBITDA

($ in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Variance	2017	2016	Variance
Unrealized & realized gains (losses) on equity securities	$(8,318)	$1,093	$(9,411)	$(10,058)	$9,422	$(19,480)
Stock-based compensation	(1,342)	(574)	(768)	(3,140)	(964)	(2,176)
Reliance contingent earn-out liability (1)	(3,061)	—	(3,061)	(3,461)	—	(3,461)
Depreciation and amortization (1)	(8,197)	(7,085)	(1,112)	(16,006)	(15,462)	(544)

(1)	Added back to Adjusted EBITDA. For a reconciliation of Adjusted EBITDA to GAAP financials, see “—Non-GAAP Reconciliations.”

Net Income (Loss) Available to Class A Common Stockholders

For the three months ended June 30, 2017, net loss available to Class A common stockholders was $4.4 million, a decrease of $10.6 million from the prior year period. For the six months ended June 30, 2017, net income available to Class A common stockholders was $3.3 million, a decrease of $15.0 million from the prior year period. The key drivers of net income available to Class A common stockholders were the same factors which impacted the net income before non-controlling interests.

Adjusted EBITDA

Total Adjusted EBITDA for the three months ended June 30, 2017 was $6.8 million compared to $17.4 million for the 2016 period, a decrease of $10.6 million, or 60.9%. Total Adjusted EBITDA for the six months ended June 30, 2017 was $18.6 million compared to $32.8 million for the 2016 period, a decrease of $14.2 million, or 43.3%. The key drivers of the change in Adjusted EBITDA were the same as those which impacted our net income, excluding the increase in the Reliance earn-out and the year-over-year change in the tax provision. See “— Non-GAAP Reconciliations” for a reconciliation to GAAP net income.

Book Value per share, as exchanged

As exchanged book value per share for the period ended June 30, 2017 was $9.87, up from $9.68 as of June 30, 2016. The key drivers of the year-over-year increase were diluted earnings per share for the trailing twelve months and repurchases of 2.0 million shares throughout the last twelve months at an average 32% discount to book value, for a benefit of $0.17 per share. These factors were partially offset by officer and director compensation share issuances and cumulative dividends paid of $0.11 over the last twelve months. The share repurchase benefits were additionally offset by the exercise of the Tricadia Option in June 2017 resulting in 1.5 million shares being issued at $5.36 per share. Given the strike price of the option, the impact was a $0.19 reduction to book value per share.

Results by Segment
Effective December 31, 2016, Tiptree realigned the principal investments formerly reported in the corporate and other segment into their new reportable segments to align with the Company’s operating strategy. The table below reflects the credit and equity investments contributed to our insurance subsidiary in the specialty insurance segment and the CLO subordinated notes and related warehouse income in the asset management segment for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	Revenues		Pre-tax income (loss)		Revenues		Pre-tax income (loss)
	2017	2016	2017	2016	2017	2016	2017	2016
Specialty insurance	$111,171	$93,007	$(732)	$12,765	$233,017	$186,113	$4,069	$24,968
Asset management	3,818	2,228	4,529	5,493	6,791	6,008	10,110	8,197
Senior living	18,625	14,619	(2,294)	(1,155)	36,344	28,509	(3,824)	(5,014)
Specialty finance	23,896	22,211	(434)	2,312	45,349	38,777	34	1,329
Corporate and other	360	96	(8,268)	(8,369)	277	3,492	(15,080)	(13,459)
Total	$157,870	$132,161	$(7,199)	$11,046	$321,778	$262,899	$(4,691)	$16,021

Adjusted EBITDA by Segment - Non-GAAP (1)

	Adjusted EBITDA
($ in thousands, unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Specialty insurance	$3,869	$16,125	$13,247	$31,336
Asset management	4,529	5,493	10,110	8,197
Senior living	2,468	2,255	5,434	4,325
Specialty finance	2,840	2,578	3,906	1,848
Corporate and other	(6,935)	(9,020)	(14,141)	(12,952)
Adjusted EBITDA	$6,771	$17,431	$18,556	$32,754

(1)	For further information relating to the Company’s Adjusted EBITDA, including a reconciliation of the Company’s segments’ Adjusted EBITDA to GAAP pre-tax income, see “—Non-GAAP Reconciliations.”

Specialty Insurance

Fortegra is a specialty insurance company that offers asset protection products through niche commercial and personal lines of insurance. We also offer administration and fronting services for our self-insured clients who own captive producer owned reinsurance companies (“PORCs”).

Our specialty insurance business generates income from insurance underwriting operations and an investment portfolio. Insurance underwriting operations revenues are primarily generated from net premiums, service and administrative fees and ceding commissions. We measure insurance underwriting operations performance by as adjusted underwriting margin, combined ratio and Adjusted EBITDA. The investment portfolio income consists of investment income, gains and losses and is measured by net portfolio income which is the equivalent of Adjusted EBITDA. The following discusses the sources of our specialty insurance revenues in greater detail.

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

Investment portfolio income
We generate net investment income and net realized and unrealized gains (losses) from our investment portfolio.

Operating Results

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Net earned premiums	$87,477	$46,292	$176,708	$90,907
Service and administrative fees	23,067	28,269	46,843	58,579
Ceding commissions	2,017	10,545	4,288	21,248
Net investment income	3,687	2,697	8,192	5,102
Net realized and unrealized gains (losses)	(6,062)	4,603	(5,064)	9,022
Other income	985	601	2,050	1,255
Total revenues	$111,171	$93,007	$233,017	$186,113
Expenses:
Policy and contract benefits	29,802	22,857	62,794	46,555
Commission expense	56,546	34,836	113,339	67,874
Employee compensation and benefits	9,718	9,298	20,727	18,885
Interest expense	3,590	2,057	7,035	3,696
Depreciation and amortization expenses	3,197	3,399	6,491	7,382
Other expenses	9,050	7,795	18,562	16,753
Total expenses	$111,903	$80,242	$228,948	$161,145
Pre-tax income (loss)	$(732)	$12,765	$4,069	$24,968

Results

Our specialty insurance segment is currently expanding product lines in an effort to increase the duration of our products and increase investable assets. As part of this process, the business is investing in products and people to grow warranty and program products, while maintaining a leading position in the credit protection space. That, combined with the earnings performance of the investment portfolio, are key drivers in comparing 2017 versus 2016 results.

For the three months ended June 30, 2017, the specialty insurance segment incurred a pre-tax loss of $0.7 million, a decrease of $13.5 million over the prior year operating results. The primary drivers of the decline in results were associated with our investment portfolio including a period-over-period reduction in net realized and unrealized gains and losses of $10.7 million, increases in interest expense of $1.5 million primarily associated with asset-based interest expense in the investment portfolio, partially offset by increases in net investment income of $1.0 million. From insurance operations, underwriting margins were flat compared to prior year with increases in stock-based compensation expense of $0.4 million and increases in other expenses of $1.3 million related to premium tax driving the increase to the combined ratio, as outlined below.

Pre-tax income was $4.1 million for the six months ended June 30, 2017, a decrease of $20.9 million, or 83.7%, over the prior year operating results. The primary drivers of the decline in results were associated with our investment portfolio including period-over-period reductions in net realized and unrealized gains and losses of $14.1 million, increases in interest expense of $3.3 million primarily associated with asset-based interest expense in the investment portfolio, partially offset by increases in net investment income of $3.1 million. Insurance operations results were down versus prior year driven primarily by reduced underwriting margin of $1.4 million, increases in stock-based compensation expense of $1.8 million, increased other expenses of $1.8 million related to premium tax.

In the fourth quarter of 2016, our captive reinsurance subsidiary replaced a third party as reinsurer of certain credit protection products, thus avoiding reinsurance costs and gaining additional investment flexibility. This transaction was consistent with our strategy to grow underwriting and investment profits at our specialty insurance subsidiaries. As a result, several income statement line items increased for the three and six months ended June 30, 2017 when compared to prior periods including earned premiums, commission expense and policy and contract benefits, partially offset by the decline in ceding commissions.

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

VOBA impacts

($ in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Variance	2017	2016	Variance
Total revenues (1)	$(239)	$(1,762)	$1,523	$(542)	$(4,149)	$3,607
Commission expense (1)	(629)	(3,111)	2,482	(1,354)	(7,374)	6,020
Depreciation and amortization expense (2)	54	941	(887)	166	2,428	(2,262)
Other expenses (1)	(45)	42	(87)	(88)	(111)	23

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

Revenues

Revenues are generated by the sale of the following insurance products: credit protection, warranty, programs, services and other. Credit protection products include credit life, credit disability, credit property, involuntary unemployment, and accidental death and dismemberment. Warranty products include mobile device protection, furniture and appliance service contracts and auto service contracts. Programs are primarily personal and commercial lines and other property-casualty products. Earned premiums associated with these products are recognized over the life of these contracts. Services and other revenues principally represent investment income, unrealized and realized gains and losses, fees for insurance sales and business process outsourcing services, and interest for premium financing, and also include the impact to fee income, ceding commissions, and commissions expense from the purchase accounting effect of VOBA related to the insurance contracts.

Total revenues were $111.2 million for the three months ended June 30, 2017, up $18.2 million, or 19.5%, over the prior year period. The increase was primarily driven by an increase in earned premiums of $41.2 million, or 89.0%, which were partially offset by decreases in service and administrative fees of $5.2 million, or 18.4%, and ceding commissions of $8.5 million. For the six months ended June 30, 2017, total revenues were $233.0 million, up $46.9 million, or 25.2%, over the prior year period. The increase was primarily driven by an increase in earned premiums of $85.8 million, or 94.4%, and other income of $0.8 million, which were partially offset by decreases in service and administrative fees of $11.7 million, or 20.0%, and ceding commissions of $17.0 million. For both periods, the increase in earned premiums was driven by growth in our credit protection and warranty products with the primary driver being our captive reinsurance subsidiary replacing a third party as reinsurer of certain credit protection products. Ceding commissions declines are consistent with this strategy to retain a higher portion of written business which results in less revenues from experience refunds. Service and administrative fees are lower year-over-year primarily from a reduction in fee-related revenues on our mobile protection and roadside assistance products.

The revenues on the investment portfolio, including net investment income and realized and unrealized gains, were a loss of $2.4 million for the three months ended June 30, 2017 compared to income of $7.3 million in the 2016 period, a decrease of $9.7 million. For the six months ended June 30, 2017, revenues on the investment portfolio, including net investment income and realized and unrealized gains, were $3.1 million compared to $14.1 million in the 2016 period, a decrease of $11.0 million. See “—Specialty Insurance Investment Portfolio” for futher discussion of the investment results.

Expenses

Total expenses include policy and contract benefits, commissions expense and operating expenses. For the three months ended June 30, 2017, total expenses were $111.9 million compared to $80.2 million in the 2016 period. For the six months ended June 30, 2017, total expenses were $228.9 million compared to $161.1 million in the 2016 period. The primary drivers of the increase were policy and contract benefits and commission expense as net written premiums increased over the 2016 period.

There are two types of expenses for claims payments under insurance and warranty service contracts which are included in policy and contract benefits: member benefit claims and net losses and loss adjustment expenses. Member benefit claims represent the costs of services and replacement devices incurred in car club and warranty protection service contracts. Net losses and loss adjustment expenses represent actual insurance claims paid, changes in unpaid claim reserves, net of amounts ceded, and the costs of administering claims for credit life and other insurance lines, such as non-standard auto. Incurred claims are impacted by loss frequency, which is a measure of the number of claims per unit of insured exposure, and loss severity, which is based on the average size of claims. Factors affecting loss frequency and loss severity include changes in claims reporting patterns, claims settlement patterns, judicial decisions, economic conditions, morbidity patterns and the attitudes of claimants towards settlements. For the three months ended June 30, 2017, policy and contract benefits were $29.8 million, up $6.9 million from the prior year. For the six months ended June 30, 2017, policy and contract benefits were $62.8 million, up $16.2 million from the prior year primarily as a result of increased retention in our credit protection and program products.

Commission expense is incurred on most product lines, the majority of which are retrospective commissions paid to distributors and retailers selling our products, including credit insurance policies, motor club memberships, mobile device protection and warranty service contracts. Credit insurance commission rates are, in many cases, set by state regulators and are also impacted by market conditions and retention levels. Total commission expense for three months ended June 30, 2017 was $56.5 million compared to $34.8 million in 2016. Total commission expense for six months ended June 30, 2017 was $113.3 million compared to $67.9 million in 2016. The primary drivers of the increase were the commission expense associated with the higher retention rate on our credit protection products along with VOBA purchase accounting impacts, as highlighted in the table above.

Operating expenses are composed of employee compensation and benefits, interest expense, depreciation and amortization expenses and other expenses. For the three months ended June 30, 2017, operating costs were $25.6 million compared to $22.5 million in the 2016 period. For the six months ended June 30, 2017, operating costs were $52.8 million compared to $46.7 million in the 2016 period. The increases for the three and six months were driven primarily by increased stock-based compensation, increased premium taxes as written premiums grow, and increased interest expense on asset based borrowings within the insurance investment portfolio. For the six months ended June 30, 2017 total employee compensation and benefits were $20.7 million, up $1.8 million from 2016 as a result of increased stock based compensation expense. Interest expense of $7.0 million in six months ended June 30, 2017 increased by $3.3 million versus the prior year, primarily from increased asset based borrowings on certain investments within the investment portfolio. Other expenses for the six months ended June 30, 2017 were $18.6 million, up $1.8 million from 2016 primarily as a result of increased premium taxes as written and earned premiums grew. Depreciation and amortization expense was lower year-over-year as a result of the decline in VOBA purchase accounting impact from the amortization of the fair value attributed to the insurance policies and contracts acquired, which was $0.2 million for the six months ended June 30, 2017 versus $2.4 million for the six months ended June 30, 2016. This was partially offset by amortization of other intangibles including customer relationships and trade names.

Gross & Net Written Premiums

Gross written premiums represents total premiums from insurance policies and warranty service contracts that we write during a reporting period based on the effective date of the individual policy. Net written premiums are gross written premiums less that portion of premiums that we cede to third party reinsurers or the PORCs under reinsurance agreements. The amount ceded to each reinsurer is based on the contractual formula contained in the individual reinsurance agreements. Net earned premiums are the earned portion of our net written premiums. We earn insurance premiums on a pro-rata basis over the term of the policy. At the end of each reporting period, premiums written that are not earned are classified as unearned premiums, which are earned in subsequent periods over the remaining term of the policy.

Written Premiums

	Three Months Ended June 30,
($ in thousands, unaudited)	Credit Protection		Warranty		Programs		Services and Other		Insurance Total
	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Gross written premiums	$120,221	$125,548	$35,774	$15,416	$30,047	$35,368	$4	$4	$186,046	$176,336
Net written premiums	77,272	31,415	14,903	12,003	4,790	5,555	—	—	96,965	48,973

Total gross written premiums for the three months ended June 30, 2017 were $186.0 million, an increase of $9.7 million, or 5.5%, from the prior year period. The amount of business retained was 52.1%, up from 27.8% in the prior year period as the Company retained more risk in 2017 than 2016. Total net premiums written were $97.0 million, up $48.0 million over prior year, or 98.0%. Credit protection net premiums written for the three months ended June 30, 2017 were $77.3 million, higher than the prior year period by $45.9 million. The increase in retention and net written premiums was consistent with the Company’s strategy and was largely driven by our captive reinsurer retaining credit protection products as discussed above. Warranty product net written premiums were $14.9 million, up $2.9 million and program products were $4.8 million, down $0.8 million from prior year period. Warranty premium growth is primarily driven by increased policies written for furniture, appliances and auto products. The amount of warranty product ceded year-over-year increased as we enter new products and continue to build our underwriting performance and relationships with distributors. Programs written premiums declined as we continue to run-off non-core specialty programs that did not meet underwriting performance standards. We believe there are additional opportunities to expand our warranty and programs insurance business model to other niche products and markets.

	Six Months Ended June 30,
($ in thousands, unaudited)	Credit Protection		Warranty		Programs		Services and Other		Insurance Total
	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Gross written premiums	$222,007	$232,731	$57,544	$27,460	$71,836	$98,632	$12	$13	$351,399	$358,836
Net written premiums	142,282	59,224	27,425	21,903	13,607	15,236	—	—	183,314	96,363

Total gross written premiums for the six months ended June 30, 2017 were $351.4 million, which represented a decrease of $7.4 million, or 2.1%, from the prior year period. The amount of business retained was 52.2%, up from 26.9% in the prior year period as the Company retained more risk in 2017 than the 2016 period. Total net premiums written for the six months ended June 30, 2017 were $183.3 million, up $87.0 million, or 90.2%. Credit protection net premiums written for the six months ended June 30, 2017 were $142.3 million, higher than the prior year period by $83.1 million. For the six months ended June 30, 2017, warranty product net written premiums were $27.4 million, up $5.5 million from 2016 and program products were $13.6 million, down $1.6 million from the 2016 period. The factors that drove the variances were the same for the three and six months.

Operating Results - Non-GAAP

Adjusted EBITDA

Adjusted EBITDA was $3.9 million and $13.2 million for the three and six months ended June 30, 2017, compared to $16.1 million and $31.3 million for the comparable prior year periods. Net portfolio income from the investment portfolio contributed a loss of $4.1 million and $0.3 million for the three and six months ended June 30, 2017, compared to income of $6.8 million and $13.1 million in the respective prior year periods. Adjusted EBITDA from insurance underwriting operations was $8.0 million and $13.6 million for the three and six months ended June 30, 2017 compared to $9.3 million and $18.2 million for the respective prior year periods. These decreases were driven by the same factors discussed above under “Results.” See “—Non-GAAP Reconciliations” for a reconciliation to GAAP pre-tax income.

Product Underwriting Margin

The following tables present product specific revenue and expenses within the specialty insurance segment for the three and six months ended June 30, 2017 and 2016. As mentioned above, we generally limit the underwriting risk we assume through the use of both reinsurance (e.g., quota share and excess of loss) and retrospective commission agreements with our partners (e.g., commissions paid adjust based on the actual underlying losses incurred), which manage and mitigate our risk. Period-over-period comparisons of revenues are often impacted by the PORCs and clients’ choice as to whether to retain risk, specifically with respect to the relationship between service and administration expenses and ceding commissions, both components of revenue, and the offsetting policy and contract benefits and commissions paid to our partners and reinsurers. Generally, when losses are incurred, the risk which is retained by our partners and reinsurers is reflected in a reduction in commissions paid. In order to better explain to investors the net financial impact of the risk retained by the Company of the insurance contracts written and the impact on profitability, we use the Non-GAAP metric - As Adjusted Underwriting Margin. For the same reasons that we adjust our combined ratio for the effects of purchase accounting, VOBA impacts can also mask the actual relationship between revenues earned and the offsetting reductions in commissions paid, and thus the period-over-period net financial impact of the risk retained by the Company. As such, we believe that presenting underwriting margin provides useful information to investors and aligns more closely to how management measures the underwriting performance of the business.

As Adjusted Underwriting Margin - Non-GAAP

	Three Months Ended June 30,
($ in thousands, unaudited)	Credit Protection		Warranty		Programs		Services and Other		Insurance Total
	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
As Adjusted Revenues:
Net earned premiums	$70,180	$29,725	$10,674	$9,105	$6,623	$7,462	$—	$—	$87,477	$46,292
Service and administrative fees	10,401	11,671	8,566	13,627	2,638	2,926	1,686	1,691	23,291	29,915
Ceding commissions	2,032	10,661	—	—	—	—	—	—	2,032	10,661
Other income	104	73	—	(6)	—	(30)	881	564	985	601
Less product specific expenses:
Policy and contract benefits	12,899	6,582	10,918	9,919	5,848	6,320	137	36	29,802	22,857
Commission expense	53,202	29,761	2,419	6,673	1,308	1,399	246	114	57,175	37,947
As Adjusted underwriting margin (1)	$16,616	$15,787	$5,903	$6,134	$2,105	$2,639	$2,184	$2,105	$26,808	$26,665

	Six Months Ended June 30,
($ in thousands, unaudited)	Credit Protection		Warranty		Programs		Services and Other		Insurance Total
	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
As Adjusted Revenues:
Net earned premiums	$142,129	$59,020	$20,625	$18,254	$13,954	$13,633	$—	$—	$176,708	$90,907
Service and administrative fees	20,770	23,110	17,921	29,305	5,387	6,073	3,271	3,933	47,349	62,421
Ceding commissions	4,324	21,553	—	1	—	—	—	1	4,324	21,555
Other income	202	129	—	86	—	—	1,848	1,040	2,050	1,255
Less product specific expenses:
Policy and contract benefits	29,806	13,810	20,712	20,429	12,091	12,272	185	44	62,794	46,555
Commission expense	106,042	58,321	5,632	14,301	2,570	2,425	449	201	114,693	75,248
As Adjusted underwriting margin (1)	$31,577	$31,681	$12,202	$12,916	$4,680	$5,009	$4,485	$4,729	$52,944	$54,335
(1) For further information relating to the Company’s adjusted underwriting margin, including a reconciliation to GAAP financials, see “—Non-GAAP Reconciliations.”

As Adjusted Underwriting Margin

As adjusted underwriting margin for the three months ended June 30, 2017 was $26.8 million, up slightly from $26.7 million in 2016. Credit protection increased by $0.8 million primarily from increased product retention over 2016. Warranty declined by $0.2 million as declines in mobile protection were partially offset by growth in other warranty products. Programs declined by $0.5 million as certain under-performing non-standard auto products run-off.

As adjusted underwriting margin for the six months ended June 30, 2017 was $52.9 million, down from $54.3 million in 2016. Credit protection as adjusted underwriting margin was $31.6 million, a decrease from 2016 results by $0.1 million, or 0.3%. Credit protection products were down primarily due to lower service and administrative fees, as volumes were lower than 2016. As adjusted underwriting margin for warranty products was $12.2 million for 2017, down $0.7 million, or 5.5%, from 2016. We continue to experience dampening effects from our mobile protection products given competitive pressures, which is partially offset by growth in furniture, appliances, and auto warranty business. Programs as adjusted underwriting margin for 2017 was $4.7 million, up 6.6% from 2016, due to increased earned premiums. We believe our programs continue to provide opportunity for growth through expanded product offerings, new clients and geographic expansion. Services and other contributed $4.5 million in 2017, down $0.2 million from 2016 as certain business processing services are in run-off.

Policy and contract benefits, which include net losses, loss adjustments and member benefit claims, were $62.8 million for the six months ended June 30, 2017, up $16.2 million period-over-period. The increase in net losses over the prior year period was a function of growth in earned premiums, partially offset by lower claims in mobile devices consistent with the decline in written premiums.

Commission expense, excluding the impacts of VOBA, was $114.7 million for the six months ended June 30, 2017, up $39.4 million, driven primarily by the increase in retention of credit insurance products, partially offset by declines in commissions related to the mobile protection and other warranty products.

Insurance Operating Ratios

We use the combined ratio as an insurance operating metric to evaluate our underwriting performance, both overall and relative to peers. Expressed as a percentage, it represents the relationship of policy and contract benefits, commission expense (net of ceding commissions), employee compensation and benefits, and other expenses to net earned premiums, service and administrative fees, and other income. Investors use this ratio to evaluate our ability to profitably underwrite the risks we assume over time and manage our operating costs. A combined ratio less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss. Since VOBA purchase accounting adjustments impact revenues and expenses related to acquired contracts differently from newly originated, we also show the combined ratio on an as adjusted basis, eliminating the accounting effects of VOBA. Management believes showing an as adjusted combined ratio provides useful information to investors to compare period-over-period operating results. Following is a summary of these performance metrics for the three and six months ended June 30, 2017 and 2016.

Operating Ratios

	Three Months Ended June 30,		Six Months Ended June 30,
Insurance operating ratios:	2017	2016	2017	2016
Combined ratio	92.4%	85.5%	93.6%	85.5%
As adjusted Combined ratio - Non-GAAP (1)	92.8%	87.7%	94.0%	88.1%
(1) For further information relating to the Company’s as adjusted combined ratio, including a reconciliation to GAAP financials, see “—Non-GAAP Reconciliations.”

The as adjusted combined ratios, which excludes purchase accounting impacts, were 92.8% and 94.0% for the three and six months ended June 30, 2017, compared to 87.7% and 88.1% for the corresponding prior year periods. The increases across both the three and six months were driven primarily by the higher retention impacting underwriting margins and higher premium tax, combined with the increased stock based compensation mentioned above. The combined impact of these caused the combined ratio to deteriorate.

Specialty Insurance Investment Portfolio

The investment portfolio consists of assets contributed by Tiptree, cash generated from operations, and from written premiums. The investment portfolio of our regulated insurance companies, captive reinsurance company and warranty business are subject to different regulatory considerations, including with respect to types of assets, concentration limits, affiliate transactions and the use of leverage. Our investment strategy is designed to achieve attractive risk-adjusted returns over the entire investment horizon across select asset classes, sectors and geographies while maintaining adequate liquidity to meet our claims payment obligations. As such, volatility from realized and unrealized gains and losses may impact period-over-period performance.

In managing our investment portfolio we analyze net investments and net portfolio income, which are non-GAAP measures. Our presentation of net investments equals total investments plus cash and cash equivalents minus asset based financing of investments. Our presentation of net portfolio income equals net investment income plus realized and unrealized gains and losses and minus interest expense associated with asset based financing of investments. Net investments and net portfolio income are used to calculate average annualized yield, which is one of the measures management uses to analyze the profitability of our investment portfolio. Management believes this information on a cumulative basis is useful since it allows investors to evaluate the performance of our investment portfolio based on the capital at risk and on a non-consolidated basis. Our calculation of net investments and net portfolio income may differ from similarly titled non-GAAP financial measures used by other companies. Net investments and net portfolio income are not measures of financial performance or liquidity under GAAP and should not be considered a substitute for total investments or net investment income. See “—Non-GAAP Reconciliations” for a reconciliation to GAAP total investments and investment income.

Specialty Insurance Investment Portfolio - Non-GAAP

($ in thousands)			As of June 30,
			2017	2016
Cash and cash equivalents (1)			$55,178	$12,856
Available for sale securities, at fair value			147,778	165,025
Equity securities, trading, at fair value			39,230	33,283
Loans, at fair value (2)			75,590	84,623
Real estate, net			24,356	7,207
Other investments			4,032	4,081
Net investments			$346,164	$307,075

(1) Cash and cash equivalents, plus restricted cash, net of due from/due to brokers on consolidated loan funds, see “—Non-GAAP Reconciliations”, for a reconciliation to GAAP financials.
(2) Loans, at fair value, net of asset based debt, see “—Non-GAAP Reconciliations”, for a reconciliation to GAAP financials.

Specialty Insurance Net Investment Portfolio Income - Non-GAAP

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net investment income	$3,687	$2,697	$8,192	$5,102
Realized gains (losses)	3,887	3,372	4,963	3,131
Unrealized gains (losses)	(9,949)	1,231	(10,027)	5,891
Interest expense	(1,764)	(526)	(3,465)	(1,011)
Net portfolio income	$(4,139)	$6,774	$(337)	$13,113
Average Annualized Yield % (1)	(4.7)%	8.9%	(0.2)%	8.9%
(1) Average Annualized Yield % represents the ratio of annualized net investment income, realized and unrealized gains (losses) less investment portfolio interest expense to the average of the prior two quarters total investments less investment portfolio debt plus cash, but does not reflect the cumulative return on the portfolio.

Net investments of $346.2 million have grown 12.7% from June 30, 2016 through a combination of internal growth, increased retention of premiums written, and assets contributed by the Company to further capitalize Fortegra.

Our net investment income includes interest, dividends and rental income, net of investment expenses, on our invested assets. We report net realized gains and losses on our investments separately from our net investment income. Net realized gains occur when we sell our investment securities for more than their costs or amortized costs, as applicable. Net realized losses occur when we sell our investment securities for less than their costs or amortized costs, as applicable, or we write down the investment securities as a result of other-than-temporary impairment. We report net unrealized gains (losses) on securities classified as available-for-sale separately within accumulated other comprehensive income on our balance sheet. For loans, at fair value, and equity securities classified as trading securities, we report unrealized gains (losses) within net realized gains (losses) on investment on the condensed consolidated statement of income.

For the three months ended June 30, 2017, the net investment portfolio loss was $4.1 million compared to $6.8 million of income in the comparable 2016 period. The decline was driven by $9.9 million of unrealized losses in the 2017 period compared to $1.2 million of unrealized gains in the 2016 period which was primarily from fair market valuations on publicly traded equity positions. This decline was partially offset by increases in net investment income of $1.0 million as the loans, equities and real estate continue to yield positive interest, dividend and rental income, along with increases in realized gains of $0.5 million primarily from gains on sales of our non-performing residential loans.

For the six months ended June 30, 2017, the net investment portfolio loss was $0.3 million compared to $13.1 million of income in the comparable 2016 period. The average annualized yield declined from 8.9% in 2016 to (0.2)% in 2017 as a result of year to date unrealized losses of $10.0 million compared to unrealized gains of $5.9 million in 2016, which was related to fair market valuation of equities and loans, and an increase in asset based interest expense of $2.5 million. Those factors were partially offset by increases in net investment income of $3.1 million, as interest and dividend payments improved year-over-year, and realized gains improved by $1.8 million, from gains on sales of our non-performing residential loans.

Asset Management

The Company’s asset management segment earns revenues from CLOs under management, including management fees, distributions and realized and unrealized gains on the Company’s holdings of CLO subordinated notes. Also included in the segment are the management fees, investment earnings and costs associated with our legacy tax-exempt securities business, CLO warehouse facilities and our credit hedging strategies. As of June 30, 2017, total fee earning AUM was $1.6 billion, which was down from $2.0 billion as of June 30, 2016 as the run-off in our older CLOs (Telos 1 & 2) have not been replaced with new AUM. Total investment in CLO subordinated notes and management fee participation rights, at fair market value, as of June 30, 2017 was $43.3 million, down from $53.2 million as of June 30, 2016. On January 23, 2017 the Company sold its investment in Telos 5 for consideration of $15.9 million resulting in deconsolidation for the 2017 period.

Operating Results

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Net realized and unrealized gains (losses)	$335	$223	$1,188	$(469)
Management fee income	3,330	1,661	5,037	3,658
Other income	153	344	566	2,819
Total revenue	$3,818	$2,228	$6,791	$6,008

Expenses:
Employee compensation and benefits	1,913	1,299	3,064	2,594
Interest expense	2	40	2	746
Other expenses	269	308	425	488
Total expenses	$2,184	$1,647	$3,491	$3,828
Net income attributable to consolidated CLOs	2,895	4,912	6,810	6,017
Pre-tax income (loss)	$4,529	$5,493	$10,110	$8,197
Results

For the three months ended June 30, 2017, pre-tax income was $4.5 million, down from $5.5 million in the prior year period. This decline was driven by reduced income from consolidated CLOs, primarily related to reductions in distributions on the subordinated notes. This was partially offset by increased revenues from incentive fees on our older vintage CLOs (Telos 1 and 2) and favorable unrealized marks on the remaining subordinated notes (which is embedded in the net income attributable to consolidated CLOs).

Pre-tax income was $10.1 million for the six months ended June 30, 2017 compared to $8.2 million for the 2016 period, an increase of $1.9 million. The primary driver of the increase was favorable fair value marks on our CLO subordinated notes and other investments, up $5.9 million versus the 2016 period. Revenues, comprised primarily of asset management fees, including incentive fees on unconsolidated CLOs, and warehouse interest income and realized gains, totaled $6.8 million in the six months ended June 30, 2017, compared to $6.0 million for the prior year period. The increase was driven by increases in incentive fees on older vintage CLOs, partially offset by reduced other income related to the Telos 7 warehouse and tax exempt security interest income in 2016 whereas neither of which were contributors to revenue in the six months ended June 30, 2017. For the six months ended June 30, 2017, management fee income comprised of $3.5 million of base fees and $2.3 million of incentive fees. Additionally, pre-tax income benefited from a realized gain from the sale of Telos 5 subordinated note and unrealized gains from credit hedging instruments of $1.2 million in the six months ended June 30, 2017 compared to a loss of $0.5 million in the 2016 period.

Expenses for the 2017 period were $3.5 million compared to $3.8 million for the 2016 period, primarily driven by decreases in interest expense associated with the Telos 7 warehouse partially offset by increases in employee incentive compensation as management and incentive fees increased period-over-period. Net income attributable to consolidated CLOs was up $0.8 million primarily due to favorable fair value marks on our CLO subordinated notes in the 2017 period as compared to the 2016 period.

Operating Results - Non-GAAP

As Adjusted Revenues

Asset management as adjusted revenues include revenues from CLOs, legacy tax-exempt securities business, CLO warehouse facilities and our credit hedging strategies. The Company earns revenues from CLOs under management, whether consolidated or deconsolidated, which include fees earned for managing the CLOs, distributions received from the Company’s holdings of subordinated notes issued by the CLOs and realized and unrealized gains and losses from the Company’s holdings of subordinated notes. The revenue associated with the management fees and distributions earned and gains and losses on the subordinated notes attributable to the consolidated CLOs are reported as “net income (loss) attributable to the consolidated CLOs” in the Company’s financial statements. The table below shows the Company’s share of the results attributable to the CLOs which were consolidated, on a deconsolidated basis. This presentation is a non-GAAP measure. Management believes this information is helpful for period-over-period comparative purposes as certain of our CLOs were consolidated for only some of the periods presented below. In addition, the Non-GAAP presentation allows investors the ability to calculate management fees as a percent of AUM, a common measure used by investors to evaluate asset managers, and which is one of the performance measures upon which management is compensated. While consolidation versus deconsolidation impacts the presentation of revenues, it does not impact expenses or pre-tax income. See “—Non-GAAP Reconciliations” for a reconciliation to GAAP revenues.

As Adjusted Revenues (1)

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
As Adjusted Revenues:
Management fees	$3,690	$2,418	$5,764	$5,084
Distributions	1,824	3,868	4,391	6,689
Realized and unrealized gains (losses)	1,198	520	3,432	(2,485)
Other income	1	334	14	2,737
Total as adjusted revenues	$6,713	$7,140	$13,601	$12,025

(1)	For further information relating to the Asset Management as adjusted revenues, including a reconciliation to GAAP revenues, see “Non-GAAP Reconciliations”.

For the three months ended June 30, 2017, as adjusted revenues were $6.7 million compared to $7.1 million for the same period in 2016. The decrease was driven primarily by reductions in distributions of $2.0 million and other income of $0.3 million, partially offset by increases in base management and incentive fees of $1.3 million, and improved realized and unrealized gains on CLO subordinated notes and other investments of $0.7 million.

For the six months ended June 30, 2017, as adjusted revenues were $13.6 million compared to $12.0 million for the same period in 2016. The increase was driven primarily by favorable realized and unrealized gains on CLO subordinated notes and other investments of $5.9 million and base management and incentive fees of $0.7 million, partially offset by reductions in distributions of $2.3 million and other income of $2.7 million.

Fee earning AUM has declined as older CLO vintages run-off, which has resulted in reduced base management fees. Incentive fees have increased as a result of the performance within Telos 1 and 2 as the CLOs run-off. Our investments in subordinated notes of the CLOs have also declined, which resulted in lower distributions period-over-period. Realized and unrealized gains were favorable as a result of the $0.7 million gain on sale of Telos 5 in the first quarter of 2017 and $2.7 million of unrealized mark to market gains on our remaining CLO subordinated notes and other investments for year to date 2017 as compared to an unrealized loss of $2.5 million in the 2016 period. Other income includes legacy tax-exempt securities, CLO warehouse facilities and our credit hedging strategies which declined year-over-year as those products were in place in the 2016 period and not in the 2017 period.

Adjusted EBITDA

Adjusted EBITDA was $4.5 million and $10.1 million for the three and six months ended June 30, 2017, compared to $5.5 million and $8.2 million for the comparable prior year periods. The decrease for the quarter and increase for year to date was driven by the same factors discussed above under “Results.” See “—Non-GAAP Reconciliations” for a reconciliation to GAAP pre-tax income.

Senior Living

We operate our senior living segment through Care which is focused on investing in seniors housing properties including senior apartments, independent living, assisted living, memory care and skilled nursing facilities. As of June 30, 2017, Care’s portfolio consists of 40 properties across 10 states primarily in the Mid-Atlantic and Southern United States comprised of 22 Triple Net Lease (“NNN”) Properties and 18 Managed Properties. Additionally, Care manages one property within our specialty insurance investment portfolio on behalf of Fortegra.

In Triple Net Lease Properties, we own between 90-100% of the real estate and enter into a long term lease with an operator who is typically responsible for bearing operating costs, including maintenance, utilities, taxes, insurance, repairs and capital improvements. The operations of the Triple Net Lease Properties are not consolidated since we do not manage or own the underlying operations. For Triple Net Lease Properties’ operations, we recognize primarily rental income from the lease since substantially all expenses are passed through to the tenant. In Managed Properties, we generally own between 65-90% of the real estate and the operations with affiliates of the management company owning the remainder. We therefore consolidate all of the assets, liabilities, income and expense of the Managed Properties operations in segment reporting. For the three and six months ended June 30, 2017 and 2016, operating results present revenues and expenses, which include amounts attributable to non-controlling interests related to our Managed Properties.

Operating Results

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Net realized and unrealized gains (losses)	$—	$(51)	$—	$(51)
Rental and related revenue	18,246	14,413	35,649	28,018
Other income	379	257	695	542
Total revenue	$18,625	$14,619	$36,344	$28,509

Expenses:
Employee compensation and benefits	7,697	5,753	14,776	11,391
Interest expense	2,999	2,095	5,700	3,949
Depreciation and amortization expenses	4,726	3,410	8,981	7,540
Other expenses	5,497	4,516	10,711	10,643
Total expenses	$20,919	$15,774	$40,168	$33,523
Pre-tax income (loss)	$(2,294)	$(1,155)	$(3,824)	$(5,014)

Results

In 2017, twelve properties were acquired (two Managed Properties and ten Triple Net Lease Properties) for an aggregate purchase price of $80.7 million, bringing our total purchase price of the 40 properties to $407.6 million, excluding transaction costs. Ten of those properties were acquired in the second quarter of 2017. For the three months ended June 30, 2017, our senior living segment incurred a pre-tax loss of $2.3 million compared with a pre-tax loss of $1.2 million for the same period in 2016. For the six months ended June 30, 2017, we incurred a pre-tax loss of $3.8 million compared with a pre-tax loss of $5.0 million for the same period in 2016. The properties acquired in the last twelve months have generated higher rental and related revenue year-over-year, however the Company also incurred additional depreciation, amortization and interest expenses as a consequence of the acquisition of these properties. For the three months ended June 30, 2017, the additional operating costs, interest expense, and depreciation and amortization outpaced the incremental revenues from the acquired properties. For the six months ended June 30, 2017, the primary driver of the lower loss compared to 2016 was an unrealized expense of $1.4 million related to interest rate swaps in the first quarter of 2016.

Revenues

Revenues were $18.6 million for the three months ended June 30, 2017, compared with $14.6 million for the 2016 period, an increase of $4.0 million, or 27.4%. The increase in rental and related revenue was primarily due to the fourteen properties acquired over the last twelve months (three Managed Properties, eleven Triple Net Leases). For the six months ended June 30, 2017, revenues were $36.3 million compared with $28.5 million for the 2016 period, an increase of $7.8 million, or 27.5%. The increase in rental and related revenue was primarily due to the facilities acquired since the first quarter of 2016, including twelve properties acquired in 2017 and four properties acquired in 2016. The three and six month revenues increases as a result of acquisitions were partially offset by declining rental and related income as occupancy declined during 2016 renovations and capital upgrades. These upgrades were completed in the first quarter of 2017, but our senior living segment has not yet received the benefit of increased rental rates as occupancy has not yet recovered.

Expenses

Expenses are comprised of interest expenses on borrowings, payroll expenses (including employees of the managers at each of Care’s Managed Properties), professional fees, depreciation and amortization of properties and leases acquired and other expenses.

Expenses for the three months ended June 30, 2017 were $20.9 million, compared with $15.8 million for 2016, an increase of $5.1 million, or 32.6%. The primary increases period-over-period primarily related to acquired properties and include property operating expenses of $2.5 million (including employee compensation and benefits and other expenses), interest expense of $1.0 million, depreciation and amortization expenses of $1.3 million, and payroll and other costs of $0.3 million. The increase in property operating expenses was primarily attributable to consolidation of the expenses of the three Managed Properties acquired in the last twelve months.

Expenses for the six months ended June 30, 2017 were $40.2 million, compared with $33.5 million for 2016, an increase of $6.6 million, or 19.8%. The primary increases period-over-period include property operating expenses of $4.8 million (including employee compensation and benefits and other expenses), interest expense of $1.8 million and depreciation and amortization expenses of $1.4 million, which were partially offset by a reduction in other expenses of $1.4 million associated with the interest rate swaps detailed below. The increase in property operating expenses was primarily attributable to consolidation of the expenses of the two Managed Properties acquired in the first quarter of 2016 and the three Managed Properties acquired in the last twelve months.

The Company is party to interest rate swaps in order to hedge interest rate exposure associated with its real estate holdings. These instruments swap fixed to floating rate cash streams in order to maintain the economics on the mortgage debt. As a result of movements in interest rates in the three months ended March 31, 2016, an unrealized loss was recorded in other expenses for $1.4 million for swaps that had not been previously designated as hedging relationships, which is an offsetting factor in the year-over-year increase in other expenses.

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

Product NOI - Non-GAAP (1)

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Triple Net Leases	$2,658	$1,845	$4,847	$3,689
Managed Properties	3,821	3,272	7,953	6,329
Segment NOI	$6,479	$5,117	$12,800	$10,018

Managed Property NOI Margin % (2)	24.5%	26.0%	25.8%	26.0%

(1)	For further information relating to the Senior Living NOI, including a reconciliation to GAAP pre-tax income, see “—Non-GAAP Reconciliations.”

(2)	NOI Margin % is the relationship between Managed Property segment NOI and Rental and related revenue.

NOI was $6.5 million for the three months ended June 30, 2017, compared with $5.1 million in the prior year period, an increase of $1.4 million, or 26.6%. For the six months ended June 30, 2017, NOI was $12.8 million, compared with $10.0 million in the prior year period, an increase of $2.8 million, or 27.8%. The primary drivers of improvement in NOI in both periods was an increase in rental revenue from newly acquired properties partially offset by the associated increase in property operating expenses. Several of our recent acquisitions included properties that the Company and its operating partners are enhancing through renovation projects and other capital upgrades in an effort to grow revenue and to allow them to operate more efficiently. As indicated in the table above, NOI margins on Managed Properties declined from 26.0% to 24.5% for the three months year-over-year and from 26.0% to 25.8% for the six months year-over-year. This decline was a result of dampened revenues as occupancy declined during these periods of renovation and capital upgrades, with the resulting ramp up of leasing revenues post-upgrade not yet completed. In addition, we acquired 9 triple net lease properties at the end of May and June 2017, which do not have a full 3 months of NOI in the second quarter of 2017. As the more recently acquired facilities ramp up and stabilize, we expect our results to reflect additional NOI margin improvements.

Adjusted EBITDA

Adjusted EBITDA was $2.5 million and $5.4 million for the three and six months ended June 30, 2017, compared to $2.3 million and $4.3 million in the three and six months ended June 30, 2016, driven primarily by increases in NOI partially offset by increased interest expense on new acquisitions. See “—Non-GAAP Reconciliations” for a reconciliation to GAAP pre-tax income.

Specialty Finance

The specialty finance segment is comprised of our mortgage origination business, including, Reliance, which is 100% owned and Luxury, which is 67.5% owned by us and the lending operations of Siena, a commercial finance company, which is 62% owned by us.

Operating Results

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Net realized and unrealized gains (losses)	$16,873	$16,117	$31,329	$27,817
Other income	7,023	6,094	14,020	10,960
Total revenue	$23,896	$22,211	$45,349	$38,777

Expenses:
Employee compensation and benefits	14,134	13,468	27,803	24,936
Interest expense	1,441	1,235	2,794	2,420
Depreciation and amortization expenses	213	215	411	417
Other expenses	8,542	4,981	14,307	9,675
Total expenses	$24,330	$19,899	$45,315	$37,448
Pre-tax income (loss)	$(434)	$2,312	$34	$1,329

Results

For the three months ended June 30, 2017, the specialty finance segment incurred a pre-tax loss of $0.4 million compared with pre-tax income of $2.3 million for the comparable 2016 period. For the six months ended June 30, 2017, pre-tax income was $34.0 thousand compared with $1.3 million for the comparable 2016 period. Expenses increased by $4.4 million and $7.9 million in the three and six months ended June 30, 2017, respectively, driven by the increase in fair value of the contingent earn-out liability in connection with our acquisition of Reliance, which in turn was driven by improved performance, and since the contingent earn-out is payable in Tiptree stock, its fair value increases as Tiptree’s stock price improves. This was partially offset by improved underlying performance driven by increased net revenue margins on mortgage originations volume and higher earning assets in the commercial lending businesses.

Revenues

Revenues are comprised of gain on sale of mortgages originated and sold to investors, gains and losses on the mortgage pipeline of interest rate lock commitments and mortgage loans held for sale and their associated hedges, and net interest income and fees associated with our commercial lending products and the mortgage origination business.

Revenues increased from $22.2 million in three months ended June 30, 2016 to $23.9 million in the comparable 2017 period, primarily driven by higher margins on mortgage volume and increased commercial lending originations volume. Mortgage origination volume declined 13.8% from $432.0 million for the three months ended June 30, 2016 to $372.5 million for three months ended June 30, 2017, which was more than offset by 95.5 basis points improvement in net revenue margins year-over-year. Commercial lending grew with average earning assets of $108.6 million in the three months ended June 30, 2017, compared with $70.6 million in the three months ended June 30, 2016, an increase of 53.8%.

Revenues increased from $38.8 million in six months ended June 30, 2016 to $45.3 million in the 2017 period, primarily driven by higher margins on stable mortgage volume and increased commercial lending originations volume. Mortgage origination volume declined 1.4% from $764.8 million for the six months ended June 30, 2016 to $754.0 million for six months ended June 30, 2017 which was more than offset by 66.7 basis points improvement in net revenue margins year-over-year. This was primarily a result of the change in product mix towards higher margin government and agency products. In addition, commercial lending grew with average earning assets of $106.2 million in the six months ended June 30, 2017, compared with $63.8 million in the prior year period, an increase of 66.5%. The improvement was driven by increased loan originations and higher utilization rates of facilities by borrowers which increased interest income and loan fees, reported in other income.

Expenses

Increased revenues were offset by higher expenses, which increased from $19.9 million for the three months ended June 30, 2016 to $24.3 million for three months ended June 30, 2017. Expenses increased from $37.4 million for the six months ended June 30, 2016 to $45.3 million for six months ended June 30, 2017. Expenses are composed of payroll and employee commissions, interest expense, professional fees and other expenses. In addition to the Reliance earn-out increase, expenses were higher in the 2017 periods from higher payroll and employee commissions as underlying business performance improved.

Operating Results - Non GAAP

Adjusted EBITDA

Adjusted EBITDA was $2.8 million and $3.9 million for the three and six months ended June 30, 2017, compared to $2.6 million and $1.8 million for the comparable prior year periods. The increases were driven by the same factors discussed above under “Results”, combined with the add-back of the change in fair value for earn-out liability at Reliance in each respective period. See “—Non-GAAP Reconciliations” for a reconciliation to GAAP pre-tax income.

Corporate and Other

Corporate and other incorporates revenues from non-core legacy principal investments and expenses including interest expense on the holding company credit facility and employee compensation and benefits, and other expenses.

Operating Results

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Net realized and unrealized gains (losses)	$299	$87	$204	$3,420
Other income	61	9	73	72
Total revenue	$360	$96	$277	$3,492

Expenses:
Employee compensation and benefits	3,270	2,982	6,471	5,602
Interest expense	1,272	1,024	2,552	2,120
Depreciation and amortization expenses	61	61	123	123
Other expenses	4,025	4,398	6,211	9,106
Total expenses	$8,628	$8,465	$15,357	$16,951
Pre-tax income (loss)	$(8,268)	$(8,369)	$(15,080)	$(13,459)

Results

For the three months ended June 30, 2017, the Company recorded a loss of $8.3 million compared with a loss of $8.4 million for the 2016 period, an increase in pre-tax income of $0.1 million. For the six months ended June 30, 2017, the Company recorded a loss of $15.1 million compared with a loss of $13.5 million for the 2016 period, a decrease in pre-tax income of $1.6 million. The key drivers of year-over-year decline in the six month period were $3.2 million of reduced revenues in the 2016 period from realized gains on the sale of certain legacy principal investments which did not repeat in 2017, partially offset by decreases in total corporate expenses of $1.6 million primarily related to reduced professional fees.

Expenses include holding company interest expense, employee compensation and benefits, and other expenses. Corporate employee compensation and benefits expense includes the expense of management, legal and accounting staff. Other expenses primarily consisted of audit and professional fees, insurance, office rent and other expenses.

Employee compensation and benefits were $3.3 million in the three months ended June 30, 2017, compared to $3.0 million for the 2016 period. For the six months ended June 30, 2017, employee compensation and benefits were $6.5 million compared to $5.6 million in the six months ended June 30, 2016, as the Company expanded its staff as a result of our efforts to improve our reporting and controls infrastructure.

Interest expense was $1.3 million in the three months ended June 30, 2017, compared to $1.0 million in the 2016 period. Interest expense was $2.6 million in the six months ended June 30, 2017, compared to $2.1 million in the six months ended June 30, 2016.

The increase in interest expense for the three and six months was related to increased borrowings on the Fortress credit facility year-over-year.

Other expenses were $4.0 million in the three months ended June 30, 2017 as compared to $4.4 million in the 2016 period. For the six months ended June 30, 2017, other expenses were $6.2 million as compared to $9.1 million in 2016. The year-over-year decrease of $2.9 million was driven by reduced audit fee accruals and external consulting spend as a result of our improved reporting and controls infrastructure. Included within the second quarter and year-to-date 2017 results were approximately $1.0 million of expenses primarily related to the delayed filing of the first quarter Form 10-Q.

Operating Results - Non-GAAP

Adjusted EBITDA

Adjusted EBITDA was a loss of $6.9 million and $14.1 million for the six months ended June 30, 2017 compared to a loss of $9.0 million and $13.0 million in the comparable prior year periods. The decrease in Adjusted EBITDA for the six month period was driven by the same factors that impacted pre-tax income, combined with EBITDA adjustments in the 2017 periods to reflect the cash payment to a former executive. See “—Non-GAAP Reconciliations” for a reconciliation to GAAP pre-tax income.

Provision for income taxes

The total income tax benefit of $0.7 million and expense of $1.6 million for the six months ended June 30, 2017 and 2016, respectively, is reflected as a component of net income. Below is a table that breaks down the components of the Company’s effective tax rate (“ETR”).

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Statutory rate	35.0%	35.0%	35.0%	35.0%
Impact of state tax and permanent items	2.0	(0.2)	4.3	—
Impact of NCI	3.0	(1.5)	7.1	(0.1)
Impact of restructuring	—	—	—	(25.2)
Impact of increase to Reliance contingent liability	(16.0)	—	(27.8)	—
Impact of other discrete	2.0	3.0	(3.5)	0.1
ETR	26.0%	36.3%	15.1%	9.8%

For the three months ended June 30, 2017, the Company’s ETR was equal to 26%, which does not bear a customary relationship to statutory income tax rates. The ETR for the three months ending June 20, 2017 is lower than federal and state statutory income tax rates primarily due to the impact of certain gains and losses treated as discrete for the period (primarily related to the change in fair value of the Reliance contingent liability) offset by non-controlling interests at certain subsidiaries. For the three months ended June 30, 2016, the Company’s ETR was equal to 36.4%, which does bear a customary relationship to statutory income tax rates.

For the six months ended June 30, 2017, the Company’s ETR was equal to 15.1% which does not bear a customary relationship to statutory income tax rates. The ETR for the six months ending June 30, 2017 is lower than the federal and state statutory income tax rates, primarily due to the impact of certain gains and losses treated discretely for the period (primarily related to the change in fair value of the Reliance contingent liability), as well as non-controlling interests at certain subsidiaries. The ETR for the six months ended June 30, 2017 excluding the effect of discrete items was 28.6%, which is lower than federal and state statutory income tax rates, primarily driven by non-controlling interests at certain subsidiaries. For the six months ended June 30, 2016, the Company’s ETR was equal to approximately 9.8%. The rate was lower than statutory rates due to the impact of tax restructuring to create the consolidated group. The ETR for the six months ended June 30, 2016 excluding the tax restructuring benefit was 35.5%, which is also lower than statutory rates. The difference was driven by (i) the release of valuation allowances on net operating losses earned by on certain subsidiaries offset by (ii) valuation allowances on net operating losses earned by other subsidiaries, and (iii) the impact of certain gains and losses treated discretely for the period.

Balance Sheet Information - as of June 30, 2017 compared to the year ended December 31, 2016

Tiptree’s total assets were $2.5 billion as of June 30, 2017, compared to $2.9 billion as of December 31, 2016. The $348.5 million decrease in assets is primarily attributable to decreases in assets of consolidated CLOs, due to the deconsolidation of one CLO during the three months ended March 31, 2017 as a result of selling the subordinated notes. Additionally, loans at fair value and loans at amortized cost decreased, partially offset by increases in real estate from acquisitions in our senior living segment, notes and accounts receivable and reinsurance receivable in our specialty insurance segment. Total stockholders’ equity of Tiptree was $290.9 million as of June 30, 2017 compared to $293.4 million as of December 31, 2016, primarily driven by the losses in the period, partially offset by the net increase in equity outstanding as a result of the Tricadia Option and the share re-purchase. As of June 30, 2017 there were 29,017,461 shares of Tiptree Class A common stock outstanding, net of Treasury shares held at a subsidiary.

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

($ in thousands, unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss) available to Class A common stockholders	$(4,443)	$6,133	$(3,343)	$11,688
Add: net (loss) income attributable to noncontrolling interests	(881)	888	(639)	2,747
Income (loss)	$(5,324)	$7,021	$(3,982)	$14,435
Consolidated interest expense	9,304	6,451	18,083	12,931
Consolidated income taxes	(1,875)	4,025	(709)	1,586
Consolidated depreciation and amortization expense	8,197	7,085	16,006	15,462
EBITDA	$10,302	$24,582	$29,398	$44,414
Consolidated non-corporate and non-acquisition related interest expense(1)	(6,306)	(3,956)	(12,170)	(8,234)
Effects of Purchase Accounting (2)	(435)	(1,459)	(900)	(3,489)
Non-cash fair value adjustments (3)	3,174	—	3,687	1,416
Significant acquisition expenses (4)	36	—	277	383
Separation expense adjustments (5)	—	(1,736)	(1,736)	(1,736)
Adjusted EBITDA of the Company	$6,771	$17,431	$18,556	$32,754

(1)
The consolidated non-corporate and non-acquisition related interest expense is subtracted from EBITDA to arrive at Adjusted EBITDA. This includes interest expense associated with asset-specific debt at subsidiaries in the specialty insurance, asset management, senior living and specialty finance segments.

(2)
Following the purchase accounting adjustments, current period expenses associated with deferred costs were more favorably stated and current period income associated with deferred revenues were less favorably stated. Thus, the purchase accounting effect related to Fortegra increased EBITDA above what the historical basis of accounting would have generated. The impact of this purchase accounting adjustments have been reversed to reflect an adjusted EBITDA without such purchase accounting effect. The impact for the three months ended June 30, 2017 and 2016 was an effective increase to pre-tax earnings of $381 thousand and $519 thousand, respectively.

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

Segment EBITDA and Adjusted EBITDA

The tables below present EBITDA and Adjusted EBITDA by our four reporting segments specialty insurance, asset management, senior living and specialty finance. Corporate and other contains corporate expenses no allocated to the operating business.

	Three Months Ended June 30,
($ in thousands)	Specialty insurance		Asset management		Senior living		Specialty finance		Corporate and other		Total
	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Pre-tax income/(loss)	$(732)	$12,765	$4,529	$5,493	$(2,294)	$(1,155)	$(434)	$2,312	$(8,268)	$(8,369)	$(7,199)	$11,046
Add back:
Interest expense	3,590	2,057	2	40	2,999	2,095	1,441	1,235	1,272	1,024	9,304	6,451
Depreciation and amortization expenses	3,197	3,399	—	—	4,726	3,410	213	215	61	61	8,197	7,085
Segment EBITDA	$6,055	$18,221	$4,531	$5,533	$5,431	$4,350	$1,220	$3,762	$(6,935)	$(7,284)	$10,302	$24,582

EBITDA adjustments:
Asset-specific debt interest	(1,864)	(637)	(2)	(40)	(2,999)	(2,095)	(1,441)	(1,184)	—	—	(6,306)	(3,956)
Effects of purchase accounting	(435)	(1,459)	—	—	—	—	—	—	—	—	(435)	(1,459)
Non-cash fair value adjustments	113	—	—	—	—	—	3,061	—	—	—	3,174	—
Significant acquisition expenses	—	—	—	—	36	—	—	—	—	—	36	—
Separation expenses	—	—	—	—	—	—	—	—	—	(1,736)	—	(1,736)
Segment Adjusted EBITDA	$3,869	$16,125	$4,529	$5,493	$2,468	$2,255	$2,840	$2,578	$(6,935)	$(9,020)	$6,771	$17,431

	Six Months Ended June 30,
($ in thousands)	Specialty insurance		Asset management		Senior living		Specialty finance		Corporate and other		Total
	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Pre-tax income/(loss)	$4,069	$24,968	$10,110	$8,197	$(3,824)	$(5,014)	$34	$1,329	$(15,080)	$(13,459)	$(4,691)	$16,021
Add back:
Interest expense	7,035	3,696	2	746	5,700	3,949	2,794	2,420	2,552	2,120	18,083	12,931
Depreciation and amortization expenses	6,491	7,382	—	—	8,981	7,540	411	417	123	123	16,006	15,462
Segment EBITDA	$17,595	$36,046	$10,112	$8,943	$10,857	$6,475	$3,239	$4,166	$(12,405)	$(11,216)	$29,398	$44,414

EBITDA adjustments:
Asset-specific debt interest	(3,674)	(1,221)	(2)	(746)	(5,700)	(3,949)	(2,794)	(2,318)	—	—	(12,170)	(8,234)
Effects of purchase accounting	(900)	(3,489)	—	—	—	—	—	—	—	—	(900)	(3,489)
Non-cash fair value adjustments	226	—	—	—	—	1,416	3,461	—	—	—	3,687	1,416
Significant acquisition expenses	—	—	—	—	277	383	—	—	—	—	277	383
Separation expenses	—	—	—	—	—	—	—	—	(1,736)	(1,736)	(1,736)	(1,736)
Segment Adjusted EBITDA	$13,247	$31,336	$10,110	$8,197	$5,434	$4,325	$3,906	$1,848	$(14,141)	$(12,952)	$18,556	$32,754

Book Value per share, as exchanged - Non-GAAP

Book value per share, as exchanged assumes full exchange of the limited partners units of TFP for Tiptree Class A common stock. Management believes the use of this financial measure provides supplemental information useful to investors as book value is frequently used by the financial community to analyze company growth on a relative per share basis. The following table provides a reconciliation between total stockholders’ equity and total shares outstanding, net of treasury shares, as of June 30, 2017 and June 30, 2016.

($ in thousands, unaudited, except per share information)	Six Months Ended June 30,
	2017	2016
Total stockholders’ equity	$390,672	$380,465
Less non-controlling interest - other	24,867	19,338
Total stockholders’ equity, net of non-controlling interests - other	$365,805	$361,127
Total Class A shares outstanding (1)	29,017	29,258
Total Class B shares outstanding	8,049	8,049
Total shares outstanding	37,066	37,307
Book value per share, as exchanged	$9.87	$9.68
(1) As of June 30, 2017, excludes 5,985,543 shares of Class A common stock held by a consolidated subsidiary of the Company. See Note 23—Earnings per Share, for further discussion of potential dilution from warrants.

Specialty Insurance - As Adjusted Underwriting Margin - Non-GAAP

Underwriting margin is a measure of the underwriting profitability of our specialty insurance segment. It represents net earned premiums, service and administrative fees, ceding commissions and other income less policy and contract benefits and commission expense. We use the combined ratio as an insurance operating metric to evaluate our underwriting performance, both overall and relative to peers. Expressed as a percentage, it represents the relationship of policy and contract benefits, commission expense (net of ceding commissions), employee compensation and benefits, and other expenses to net earned premiums, service and administrative fees, and other income. The following table provides a reconciliation between as adjusted underwriting margin and pre-tax income for the following periods:

	Three Months Ended June 30,
($ in thousands, unaudited)	GAAP		Non-GAAP adjustments		Non-GAAP - As Adjusted
Revenues:	2017	2016	2017	2016	2017	2016
Net earned premiums	$87,477	$46,292	$—	$—	$87,477	$46,292
Service and administrative fees	23,067	28,269	224	1,646	23,291	29,915
Ceding commissions	2,017	10,545	15	116	2,032	10,661
Other income	985	601	—	—	985	601
Less underwriting expenses:
Policy and contract benefits	29,802	22,857	—	—	29,802	22,857
Commission expense	56,546	34,836	629	3,111	57,175	37,947
Underwriting Margin - Non-GAAP	$27,198	$28,014	$(390)	$(1,349)	$26,808	$26,665
Less operating expenses:
Employee compensation and benefits	9,718	9,298	—	—	9,718	9,298
Other expenses	9,050	7,795	45	111	9,095	7,906
Combined Ratio	92.4%	85.5%	—%	—%	92.8%	87.7%
Plus investment revenues:
Net investment income	3,687	2,697	—	—	3,687	2,697
Net realized and unrealized gains	(6,062)	4,603	—	—	(6,062)	4,603
Less other expenses:
Interest expense	3,590	2,057	—	—	3,590	2,057
Depreciation and amortization expenses	3,197	3,399	(54)	(941)	3,143	2,458
Pre-tax income (loss)	$(732)	$12,765	$(381)	$(519)	$(1,113)	$12,246

	Six Months Ended June 30,
($ in thousands, unaudited)	GAAP		Non-GAAP adjustments		Non-GAAP - As Adjusted
Revenues:	2017	2016	2017	2016	2017	2016
Net earned premiums	$176,708	$90,907	$—	$—	$176,708	$90,907
Service and administrative fees	46,843	58,579	506	3,842	47,349	62,421
Ceding commissions	4,288	21,248	36	307	4,324	21,555
Other income	2,050	1,255	—	—	2,050	1,255
Less underwriting expenses:
Policy and contract benefits	62,794	46,555	—	—	62,794	46,555
Commission expense	113,339	67,874	1,354	7,374	114,693	75,248
Underwriting Margin - Non-GAAP	$53,756	$57,560	$(812)	$(3,225)	$52,944	$54,335
Less operating expenses:
Employee compensation and benefits	20,727	18,885	—	—	20,727	18,885
Other expenses	18,562	16,753	88	264	18,650	17,017
Combined Ratio	93.6%	85.5%	—	—	94.0%	88.1%
Plus investment revenues:
Net investment income	8,192	5,102	—	—	8,192	5,102
Net realized and unrealized gains	(5,064)	9,022	—	—	(5,064)	9,022
Less other expenses:
Interest expense	7,035	3,696	—	—	7,035	3,696
Depreciation and amortization expenses	6,491	7,382	(166)	(2,428)	6,325	4,954
Pre-tax income (loss)	$4,069	$24,968	$(734)	$(1,061)	$3,335	$23,907

Specialty Insurance Investment Portfolio - Non-GAAP

The following table provides a reconciliation between segment total investments and net investments for the following periods:

($ in thousands, unaudited)	As of June 30,
	2017	2016
Total Investments	$431,416	$359,338
Investment portfolio debt (1)	(140,430)	(65,119)
Cash and cash equivalents	38,279	9,922
Restricted cash (2)	24,425	$5,976
Receivable due from brokers (3)	4,544	$—
Liability due to brokers (3)	(12,070)	$(3,042)
Net investments - Non-GAAP	$346,164	$307,075
(1) Consists of asset-based financing on loans, at fair value including certain credit investments and NPLs, net of deferred financing costs, see Note 11 - Debt, net for further details.
(2) Restricted cash available to invest within certain credit investment funds which are consolidated under GAAP.
(3) Receivable due from and Liability due to brokers for unsettled trades within certain credit investment funds which are consolidated under GAAP.

Senior Living Product NOI - Non-GAAP

The following table provides a reconciliation between segment NOI and pre-tax income (loss) for the following periods:

($ in thousands, unaudited)	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016			Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	NNN Operations	Managed Properties	Senior Living Total	NNN Operations	Managed Properties	Senior Living Total	NNN Operations	Managed Properties	Senior Living Total	NNN Operations	Managed Properties	Senior Living Total
Rental and related revenue	$2,658	$15,587	$18,245	$1,845	$12,568	$14,413	$4,847	$30,801	$35,648	$3,689	$24,330	$28,019
Less: Property operating expenses	—	11,766	11,766	—	9,296	9,296	—	22,848	22,848	—	18,001	18,001
Segment NOI	$2,658	$3,821	$6,479	$1,845	$3,272	$5,117	$4,847	$7,953	$12,800	$3,689	$6,329	$10,018
Segment NOI Margin % (1)		24.5%			26.0%			25.8%			26.0%

Other income			$380			$208			$695			$492
Less: Expenses
Interest expense			3,128			2,095			5,700			3,949
Payroll and employee commissions			754			625			1,533			1,283
Depreciation and amortization			4,726			3,410			8,981			7,540
Other expenses			545			350			1,105			2,752
Pre-tax income (loss)			$(2,294)			$(1,155)			$(3,824)			$(5,014)
(1) NOI Margin % is the relationship between segment NOI and rental and related revenue.

Asset Management As Adjusted Revenues

The following table provides a reconciliation between asset management segment revenues and non-GAAP, as adjusted revenues for the following periods:

	Three Months Ended June 30,
($ in thousands, unaudited)	GAAP		Non-GAAP adjustments		Non-GAAP - As Adjusted
Revenues:	2017	2016	2017	2016	2017	2016
Management fee income	$3,330	$1,661	$360	$757	$3,690	$2,418
Distributions	—	—	1,824	3,868	1,824	3,868
Net realized and unrealized gains (losses)	335	223	863	297	1,198	520
Other income	153	344	(152)	(10)	1	334
Total revenues	$3,818	$2,228	$2,895	$4,912	$6,713	$7,140

	Six Months Ended June 30,
($ in thousands, unaudited)	GAAP		Non-GAAP adjustments		Non-GAAP - As Adjusted
Revenues:	2017	2016	2017	2016	2017	2016
Management fee income	$5,037	$3,658	$727	$1,426	$5,764	$5,084
Distributions	—	—	4,391	6,689	4,391	6,689
Net realized and unrealized gains (losses)	1,188	(469)	2,244	(2,016)	3,432	(2,485)
Other income	566	2,819	(552)	(82)	14	2,737
Total revenues	$6,791	$6,008	$6,810	$6,017	$13,601	$12,025

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

As of June 30, 2017, we had cash and cash equivalents, excluding restricted cash, of $75.8 million, compared to $63.0 million at December 31, 2016, an increase of $12.8 million.

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

Corporate Debt

($ in thousands)	Debt outstanding as of June 30,		Interest expense for the three months ended June 30,		Interest expense for the six months ended June 30,
	2017	2016	2017	2016	2017	2016
Specialty insurance	$143,905	$150,517	$1,726	$1,420	$3,346	$2,445
Corporate and other	56,872	58,334	1,272	1,013	2,552	2,120
Total	$200,777	$208,851	$2,998	$2,433	$5,898	$4,565

Our intermediate holding company has a credit facility with Fortress to provide working capital. Loans under the Fortress credit agreement bear interest at LIBOR (with a minimum LIBOR rate of 1.25%), plus a margin of 6.50% per annum. We are required to make quarterly principal payments of $0.5 million, subject to adjustment based on the Net Leverage Ratio (as defined in the Fortress credit agreement) at the end of each fiscal quarter. The outstanding debt under the Fortress credit agreement was $57.5 million as of June 30, 2017 compared to $58.5 million as of December 31, 2016. All remaining principal, and any unpaid interest, under the Fortress credit agreement is payable on maturity at September 18, 2018. We intend to extend or refinance the Fortress credit agreement but we may not be able to do so on terms satisfactory to us. If we are unable to extend or refinance, we expect to use available cash, asset sales and/or distributions from our operating subsidiaries to make the required payments. See Note—(11) Debt, net for additional information of our debt and that of our subsidiaries.

Consolidated Comparison of Cash Flows

Summary Consolidated Statements of Cash Flows - Six Months Ended June 30, 2017 and June 30, 2016

($ in thousands)	Six months ended June 30,
	2017	2016
Net cash (used in) provided by:
Operating activities
Operating activities - (excluding VIEs)	$28,671	$273
Operating activities - VIEs	(1,452)	(4,027)
Total cash provided by (used in) operating activities	27,219	(3,754)

Investing activities
Investing activities - (excluding VIEs)	(34,261)	(83,272)
Investing activities - VIEs	48,470	(98,436)
Total cash provided by (used in) investing activities	14,209	(181,708)

Financing activities
Financing activities - (excluding VIEs)	20,336	(49,800)
Financing activities - VIEs	(49,010)	222,043
Total cash provided by (used in) financing activities	(28,674)	172,243

Net increase (decrease) in cash	$12,754	$(13,219)

Six Months Ended June 30, 2017
Operating Activities
Cash provided by operating activities (excluding VIEs) was $28.7 million for the six months ended June 30, 2017. The primary sources of cash from operating activities included mortgage sales outpacing originations, increases in unearned premiums, reinsurance payable and policy liabilities in our specialty insurance segment. The primary uses of cash from operating activities including increases in reinsurance receivables and notes and account receivable in our specialty insurance segment.

Cash used in operating activities - VIEs was $1.5 million for the six months ended June 30, 2017.

Investing Activities

Cash used in investing activities (excluding VIEs) was $34.3 million for the six months ended June 30, 2017. The primary uses of cash from investing activities were investments in senior living real estate properties in our senior living business. The primary sources of cash from investing activities were proceeds from sales and maturities of investments exceeding purchases of investments, specifically the sale of NPLs and corporate loans.

Cash provided by investing activities - VIEs was $48.5 million for the six months ended June 30, 2017. The primary drivers of the cash from investing activities - VIEs were sales of investments and loan prepayments in Telos 7.

Financing Activities

Cash provided by financing activities (excluding VIEs) was $20.3 million for the six months ended June 30, 2017. The primary sources of cash from financing activities were new borrowings in our senior living segment to fund our investments in real estate. The primary uses of cash from financing activities werre principal paydowns on mortgage warehouse facilities exceeding new borrowings in our specialty finance segment.

Cash used in financing activities - VIEs was $49.0 million for the six months ended June 30, 2017 driven primarily by principal payments on debt in Telos 7.

Six Months Ended June 30, 2016

Operating Activities

Cash provided by operating activities (excluding VIEs) was $0.3 million for the six months ended June 30, 2016. The primary sources of cash from operating activities included increases in unearned premiums and policy liabilities from our specialty insurance business, and mortgage sales outpacing originations. The primary uses of cash for operating activities included increases in reinsurance and premiums receivables and decreases in deferred revenue and reinsurance payable from our specialty insurance business.

Cash used in operating activities - VIEs was $4.0 million for the six months ended June 30, 2016. The primary uses of cash from operating activities - VIEs were due to the increases in accrued interest receivable on loans.

Investing Activities

Cash used in investing activities (excluding VIEs) was $83.3 million for the six months ended June 30, 2016. The primary uses of cash from investing activities included investments in NPLs and other investments, investments in real estate properties in our senior living business and increase in loans in our specialty finance business.

Cash used in investing activities - VIEs was $98.4 million for the six months ended June 30, 2016. The primary driver of the cash used in investing activities - VIEs was the purchase of loans in Telos 7 during the ramp up period as it converted from a warehouse to a CLO during the second quarter of 2016.

Financing Activities

Cash used in financing activities (excluding VIEs) was $49.8 million for the six months ended June 30, 2016. The primary drivers of the cash used included paydown of the Telos 7 warehouse debt and repurchases of common stock. The sources of cash were from borrowings in our senior living business to fund its investments in real estate, borrowings in our specialty finance business to fund loan growth, increase in debt in our specialty insurance business for working capital, and an increase in borrowings in our specialty insurance business to grow our corporate loan portfolio.

Cash provided by financing activities - VIEs was $222.0 million for the six months ended June 30, 2016 driven primarily by the senior notes issued upon the conversion of Telos 7 from a warehouse to a CLO.

Contractual Obligations

The table below summarizes Tiptree’s consolidated contractual obligations by period for payments that are due as of June 30, 2017:

($ in thousands)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Notes payable CLOs (1)	$—	$—	$—	$488,274	$488,274
Credit agreement/Revolving line of credit	48,022	64,148	228,874	—	341,044
Mortgage notes payable and related interest (2)	12,953	97,890	117,328	117,089	345,260
Trust Preferred Securities	—	—	—	35,000	35,000
Operating lease obligations (3)	5,232	8,983	1,318	—	15,533
Total	$66,207	$171,021	$347,520	$640,363	$1,225,111

(1)	Non-recourse CLO notes payable principal is payable at stated maturity, 2027 for Telos 6 and 2025 for Telos 7.

(2)	See Note —(11) Debt, net, in the accompanying consolidated financial statements for additional information.

(3)
Minimum rental obligation for Tiptree, Care, MFCA, Siena, Reliance, Luxury and Fortegra office leases. The total rent expense for the Company for the six months ended June 30, 2017 and 2016 was $3.5 million and $3.2 million, respectively.

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

Recently Adopted and Issued Accounting Standards

For a discussion of recently adopted and issued accounting standards see the section “Recent Accounting Standards” in Note—(2) Summary of Significant Accounting Policies of the notes to the accompanying consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, we enter into various off-balance sheet arrangements including entering into derivative financial instruments and hedging transactions, operating leases and sponsoring and owning interests in consolidated and non-consolidated variable interest entities.

Further disclosure on our off-balance sheet arrangements as of June 30, 2017 is presented in the “Notes to Consolidated Financial Statements” in “Part I. Item 1. Financial Statements (Unaudited)” of this filing as follows:

•	Note —(9) Derivative Financial Instruments and Hedging

•	Note —(10) Assets and Liabilities of Consolidated CLOs

•	Note —(22) Commitments and Contingencies

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our 2016 Annual Report on Form 10-K described our Quantitative and Qualitative Disclosures About Market Risk. There were no material changes to the assumptions or risks during the six months ended June 30, 2017.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Tiptree’s Fortegra subsidiary is a defendant in Mullins v. Southern Financial Life Insurance Co., which was filed in February 2006, in the Pike Circuit Court, in the Commonwealth of Kentucky. A class was certified in June 2010. At issue is the duration or term of coverage under certain disability and life credit insurance policies. The action alleges violations of the Consumer Protection Act and certain insurance statutes, as well as common law fraud and seeks compensatory and punitive damages, attorney fees and interest. To date, the court has not awarded sanctions in connection with Plaintiffs’ April 2012 Motion for Sanctions. In January 2015, the trial court issued an Order denying Fortegra’s motion to decertify the class, which was upheld on appeal. Following a February 2017 hearing, the court denied Fortegra’s Motion for Summary Judgment as to certain disability insurance policies but has not yet ruled on such motion with respect to the life insurance policies at issue. In June 2017, a new Special Master was appointed and a status conference was set for August 2017. No trial or additional hearings are currently scheduled.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On June 5, 2017, Tricadia Capital Management LLC exercised an option, granted on June 12, 2007, to purchase 540,000 common units of TFP at $15.00 per common unit (the “Tricadia Option”). The Tricadia Option provided that TFP could, at its option, deliver shares of Class A common stock of Tiptree Inc. (the “Company”) on an as exchanged basis of 2.798 shares of Class A common stock for each TFP common unit. In settlement of the Tricadia Option, TFP delivered 1,510,920 shares of the Company’s Class A common stock, which were held by a subsidiary of the Company, to Tricadia Capital Management LLC for total consideration of approximately $8.1 million in a transaction that was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereunder.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On June 21, 2017, a subsidiary of Tiptree purchased 1,000,000 shares of Class A common stock of Tiptree from entities affiliated with Nomura Securities Co., Ltd. for aggregate consideration of $7,300. The shares acquired by the subsidiary of Tiptree will be accounted for as treasury shares and therefore will not be outstanding for accounting or voting purposes.
Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits, Financial Statement Schedules

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Tiptree Inc. has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Tiptree Inc.

Date:	August 7, 2017	By:/s/ Michael Barnes
Michael Barnes
Executive Chairman

Date:	August 7, 2017	By:/s/ Jonathan Ilany
Jonathan Ilany
Chief Executive Officer

Date:	August 7, 2017	By:/s/ Sandra Bell
Sandra Bell
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1
Stock Purchase Agreement, dated June 21, 2017, by and among Caroline Holdings LLC, Tiptree Inc. and Nomura Securities Co., Ltd. (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on June 23, 2017 and herein incorporated by reference).

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

*
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets for June 30, 2017 and December 31, 2016, (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016, (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the period ended June 30, 2017, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016 and (vi) the Notes to the Consolidated Financial Statements.