Form 10-Q
period 2017-09-30
TIPTREE INC.
filed 2017-11-07
CIK 1393726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly period ended September 30, 2017
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
If an emerging company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of November 3, 2017, there were 29,805,453 shares, par value $0.001, of the registrant’s Class A common stock outstanding (excluding 5,197,551 shares of Class A common stock held by a subsidiary of the registrant) and 8,049,029 shares, par value $0.001, of the registrant’s Class B common stock outstanding.

Tiptree Inc.
Quarterly Report on Form 10-Q
September 30, 2017

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
“consolidated CLOs” means, for the 2017 period, Telos 6 and Telos 7 and for the 2016 period, Telos 5, Telos 6 and Telos 7.
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
“Tricadia” means Tricadia Holdings, L.P.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

Item 1. Financial Statements (Unaudited)

	As of
	September 30, 2017	December 31, 2016
Assets
Investments:
Available for sale securities, at fair value	$164,093	$146,171
Loans, at fair value	323,122	373,089
Loans at amortized cost, net	150,596	113,838
Equity securities, trading, at fair value	28,106	48,612
Real estate, net	371,137	309,423
Other investments	27,191	25,467
Total investments	1,064,245	1,016,600
Cash and cash equivalents	111,751	63,010
Restricted cash	23,400	24,472
Notes and accounts receivable, net	178,726	157,500
Reinsurance receivables	333,023	296,234
Deferred acquisition costs	139,471	126,608
Goodwill and intangible assets, net	176,820	178,245
Other assets	48,544	37,886
Assets of consolidated CLOs	372,774	989,495
Total assets	$2,448,754	$2,890,050

Liabilities and Stockholders’ Equity
Liabilities
Debt, net	$865,629	$793,009
Unearned premiums	475,047	414,960
Policy liabilities and unpaid claims	110,928	103,391
Deferred revenue	53,930	52,254
Reinsurance payable	81,887	70,588
Other liabilities and accrued expenses	115,858	133,735
Liabilities of consolidated CLOs	354,337	931,969
Total liabilities	$2,057,616	$2,499,906
Commitments and contingencies (see Note 22)

Stockholders’ Equity
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued or outstanding	$—	$—
Common stock - Class A: $0.001 par value, 200,000,000 shares authorized, 35,003,004 and 34,983,616 shares issued and outstanding, respectively	35	35
Common stock - Class B: $0.001 par value, 50,000,000 shares authorized, 8,049,029 and 8,049,029 shares issued and outstanding, respectively	8	8
Additional paid-in capital	296,476	297,391
Accumulated other comprehensive income (loss), net of tax	1,223	555
Retained earnings	28,913	37,974
Class A common stock held by subsidiaries, 5,209,523 and 6,596,000 shares, respectively	(34,664)	(42,524)
Class B common stock held by subsidiaries, 8,049,029 and 8,049,029 shares, respectively	(8)	(8)
Total Tiptree Inc. stockholders’ equity	291,983	293,431
Non-controlling interests (including $74,074 and $76,077 attributable to Tiptree Financial Partners, L.P., respectively)	99,155	96,713
Total stockholders’ equity	391,138	390,144
Total liabilities and stockholders’ equity	$2,448,754	$2,890,050
See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Earned premiums, net	$96,073	$47,609	$272,781	$138,516
Service and administrative fees	24,018	25,842	70,861	84,421
Ceding commissions	2,513	1,397	6,801	22,645
Net investment income	3,840	3,307	12,032	8,409
Net realized and unrealized gains (losses)	7,526	26,215	35,183	65,954
Rental and related revenue	19,170	15,371	54,819	43,389
Other income	11,379	12,419	33,820	31,725
Total revenues	164,519	132,160	486,297	395,059

Expenses:
Policy and contract benefits	31,570	25,881	94,364	72,436
Commission expense	63,066	24,032	176,405	91,906
Employee compensation and benefits	36,596	38,767	109,437	102,175
Interest expense	10,361	7,839	28,444	20,770
Depreciation and amortization	7,775	6,437	23,781	21,899
Other expenses	23,164	21,686	73,380	68,351
Total expenses	172,532	124,642	505,811	377,537

Results of consolidated CLOs:
Income attributable to consolidated CLOs	7,216	12,556	24,024	34,713
Expenses attributable to consolidated CLOs	4,633	8,524	14,631	24,664
Net income (loss) attributable to consolidated CLOs	2,583	4,032	9,393	10,049
Income (loss) before taxes	(5,430)	11,550	(10,121)	27,571
Less: provision (benefit) for income taxes	(2,052)	3,712	(2,761)	5,298
Net income (loss) before non-controlling interests	(3,378)	7,838	(7,360)	22,273
Less: net income (loss) attributable to non-controlling interests - Tiptree Financial Partners, L.P.	(595)	1,362	(1,432)	4,660
Less: net income (loss) attributable to non-controlling interests - Other	331	571	529	20
Net income (loss) attributable to Tiptree Inc. Class A common stockholders	$(3,114)	$5,905	$(6,457)	$17,593

Net income (loss) per Class A common share:
Basic earnings per share	$(0.11)	$0.20	$(0.22)	$0.53

Diluted earnings per share	$(0.11)	$0.19	$(0.22)	$0.53

Weighted average number of Class A common shares:
Basic	29,455,462	29,143,470	28,908,195	32,845,124
Diluted	29,455,462	37,230,650	28,908,195	32,912,516

Dividends declared per common share	$0.030	$0.025	$0.090	$0.075

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net income (loss) before non-controlling interests	$(3,378)	$7,838	$(7,360)	$22,273

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	355	(553)	1,800	3,779
Related tax (expense) benefit	(124)	198	(635)	(1,331)
Reclassification of (gains) losses included in net income	(394)	(960)	(367)	(1,100)
Related tax expense (benefit)	138	336	129	385
Unrealized gains (losses) on available-for-sale securities, net of tax	(25)	(979)	927	1,733

Interest rate swaps (cash flow hedges):
Unrealized gains (losses) on interest rate swaps	(33)	156	(411)	(515)
Related tax (expense) benefit	19	(46)	115	158
Reclassification of (gains) losses included in net income	(25)	172	212	(56)
Related tax expense (benefit)	8	(54)	(69)	30
Unrealized (losses) gains on interest rate swaps from cash flow hedges, net of tax	(31)	228	(153)	(383)

Other comprehensive income (loss), net of tax	(56)	(751)	774	1,350
Comprehensive income (loss)	(3,434)	7,087	(6,586)	23,623
Less: Comprehensive income (loss) attributable to non-controlling interests - Tiptree Financial Partners, L.P.	(620)	1,214	(1,278)	4,897
Less: Comprehensive income (loss) attributable to non-controlling interests - Other	409	604	481	(9)
Comprehensive income (loss) attributable to Tiptree Inc. Class A common stockholders	$(3,223)	$5,269	$(5,789)	$18,735

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands, except shares)

	Number of Shares		Par Value		Additional paid in capital	Accumulated other comprehensive income (loss)	Retained earnings	Common Stock held by subsidiaries				Total stockholders’ equity to Tiptree Inc.	Non-controlling interests - Tiptree Financial Partners, L.P.	Non-controlling interests - Other	Total stockholders' equity
	Class A	Class B	Class A	Class B				Class A Shares	Class A Amount	Class B Shares	Class B Amount
Balance at December 31, 2015	34,899,833	8,049,029	$35	$8	$297,063	$(111)	$15,845	—	$—	—	$—	$312,840	$69,278	$15,576	$397,694
Stock-based compensation to directors and employees	189,896	—	—	—	1,810	—	—	—	—	—	—	1,810	—	—	1,810
Shares issued to settle contingent consideration	72,868	—	—	—	377		—	—	—	—	—	377	—	—	377
Other comprehensive income, net of tax	—	—	—	—	—	1,142	—	—	—	—	—	1,142	237	(29)	1,350
Non-controlling interest contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	6,163	6,163
Non-controlling interest distributions	—	—	—	—	—	—	—	—	—	—	—	—	(603)	(1,456)	(2,059)
Shares purchased under stock purchase plan	(215,358)	—	—	—	(1,230)	—	—	—	—	—	—	(1,230)	—	—	(1,230)
Shares acquired by subsidiaries	—	—	—	—	—	—	—	(6,596,000)	(42,524)	(8,049,029)	(8)	(42,532)	—	—	(42,532)
Net changes in non-controlling interest	—	—	—	—	(746)	—	—	—	—	—	—	(746)	1,058	(335)	(23)
Dividends declared	—	—	—	—	—	—	(2,482)	—	—	—	—	(2,482)	—	—	(2,482)
Net income	—	—	—	—	—	—	17,593	—	—	—	—	17,593	4,660	20	22,273
Balance at September 30, 2016	34,947,239	8,049,029	$35	$8	$297,274	$1,031	$30,956	(6,596,000)	$(42,524)	(8,049,029)	$(8)	$286,772	$74,630	$19,939	$381,341

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands, except shares)

	Number of Shares		Par Value		Additional paid in capital	Accumulated other comprehensive income (loss)	Retained earnings	Common Stock held by subsidiaries				Total stockholders’ equity to Tiptree Inc.	Non-controlling interests - Tiptree Financial Partners, L.P.	Non-controlling interests - Other	Total stockholders' equity
	Class A	Class B	Class A	Class B				Class A Shares	Class A Amount	Class B Shares	Class B Amount
Balance at December 31, 2016	34,983,616	8,049,029	$35	$8	$297,391	$555	$37,974	(6,596,000)	$(42,524)	(8,049,029)	$(8)	$293,431	$76,077	$20,636	$390,144
Amortization of share-based incentive compensation	—	—	—	—	1,541	—	—	—	—	—	—	1,541	—	536	2,077
Vesting of share-based incentive compensation	19,388	—	—	—	(588)	—	—	119,511	775	—	—	187	—		187
Shares issued to settle contingent consideration	—	—	—	—	(76)	—	—	756,046	4,914	—	—	4,838	—	—	4,838
Issuance of common stock for cash upon exercise of stock options	—	—	—	—	(1,371)	—	—	1,510,920	9,471	—	—	8,100	—	—	8,100
Other comprehensive income, net of tax	—	—	—	—	—	668	—	—	—	—	—	668	154	(48)	774
Non-controlling interest contributions	—	—	—	—	—	—	—	—	—	—	—	—		2,464	2,464
Non-controlling interest distributions	—	—	—	—	—	—	—	—	—	—	—	—	(725)	(1,676)	(2,401)
Shares acquired by subsidiaries	—	—	—	—	—	—	—	(1,000,000)	(7,300)	—	—	(7,300)	—	—	(7,300)
Net changes in non-controlling interest	—	—	—	—	(421)	—	—	—	—	—	—	(421)	—	2,640	2,219
Dividends declared	—	—	—	—	—	—	(2,604)	—	—	—	—	(2,604)	—	—	(2,604)
Net income	—	—	—	—	—	—	(6,457)	—	—	—	—	(6,457)	(1,432)	529	(7,360)
Balance at September 30, 2017	35,003,004	8,049,029	$35	$8	$296,476	$1,223	$28,913	(5,209,523)	$(34,664)	(8,049,029)	$(8)	$291,983	$74,074	$25,081	$391,138

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2017	2016
Operating Activities:
Net income (loss) available to common stockholders	$(6,457)	$17,593
Net income (loss) attributable to non-controlling interests - Tiptree Financial Partners, L.P.	(1,432)	4,660
Net income (loss) attributable to non-controlling interests - Other	529	20
Net income (loss)	(7,360)	22,273
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Net realized and unrealized (gains) losses	(35,183)	(65,954)
Net unrealized loss (gain) on interest rate swaps	(67)	1,233
Change in fair value of contingent consideration	3,192	(262)
Non cash compensation expense	4,275	1,696
Amortization/accretion of premiums and discounts	971	1,094
Depreciation and amortization expense	24,120	21,899
Provision for doubtful accounts	967	1,321
Amortization of deferred financing costs	2,178	1,326
Deferred tax expense (benefit)	(2,371)	(327)
Changes in operating assets and liabilities:
Mortgage loans originated for sale	(1,151,150)	(1,258,931)
Proceeds from the sale of mortgage loans originated for sale	1,205,868	1,259,091
(Increase) decrease in notes and accounts receivable	(26,262)	(16,964)
(Increase) decrease in reinsurance receivables	(33,312)	(28,237)
(Increase) decrease in deferred acquisition costs	(12,863)	(2,292)
(Increase) decrease in other assets	(8,205)	(2,223)
Increase (decrease) in unearned premiums	59,481	22,934
Increase (decrease) in policy liabilities and unpaid claims	4,666	21,250
Increase (decrease) in deferred revenue	1,267	(6,810)
Increase (decrease) in reinsurance payable	11,299	(11,772)
Increase (decrease) in other liabilities and accrued expenses	(14,297)	12,499
Operating activities from consolidated CLOs	(2,684)	(3,505)
Net cash provided by (used in) operating activities	24,530	(30,661)

Investing Activities:
Purchases of investments	(147,764)	(178,599)
Proceeds from sales and maturities of investments	201,754	159,773
(Increase) decrease in loans owned, at amortized cost, net	(37,166)	(44,640)
Purchases of real estate capital expenditures	(463)	(4,372)
Proceeds from the sale of real estate	11,396	2,526
Purchases of corporate fixed assets	(1,616)	(991)
Proceeds from the sale of subsidiaries (1)	4,846	—
Proceeds from notes receivable	40,273	25,193
Issuance of notes receivable	(35,109)	(32,137)
(Increase) decrease in restricted cash	1,072	(3,315)
Business and asset acquisitions, net of cash and deposits	(75,489)	(81,183)
Investing activities from consolidated CLOs	224,107	(96,834)
Net cash provided by (used in) investing activities	185,841	(254,579)

Financing Activities:
Dividends paid	(2,604)	(2,482)
Non-controlling interest contributions	2,464	3,050
Non-controlling interest distributions	(1,657)	(2,059)
Payment of debt issuance costs	(1,738)	(2,508)

TIPTREE INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
(in thousands)

	Nine Months Ended September 30,
	2017	2016
Proceeds from borrowings and mortgage notes payable	1,297,203	1,477,446
Principal paydowns of borrowings and mortgage notes payable	(1,232,705)	(1,368,585)
Proceeds from the exercise of options for common stock	8,100	—
Repurchases of common stock	(7,300)	(43,754)
Financing activities from consolidated CLOs	(223,393)	220,727
Net cash provided by (used in) financing activities	(161,630)	281,835
Net increase (decrease) in cash and cash equivalents	48,741	(3,405)
Cash and cash equivalents – beginning of period	63,010	69,400
Cash and cash equivalents – end of period	$111,751	$65,995

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Acquired real estate properties through, or in lieu of, foreclosure of the related loan	$9,793	$10,288
Real estate acquired through asset acquisition	$8,178	$—
Intangible assets related to in-place leases acquired through asset acquisition	$2,049	$—
Assets of consolidated CLOs deconsolidated due to sale and redemption	$407,323	$—
Liabilities of consolidated CLOs deconsolidated due to sale and redemption	$389,333	$—
Debt assumed through asset acquisition	$7,586	$—
Settlement of contingent consideration payable with Class A common stock	$4,838	$—
(1) Represents the final payment received for the sale of Philadelphia Financial Group in 2015.

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2017
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

As of January 1, 2016, Tiptree directly owned approximately 81% of TFP. The remaining 19% is reported as non-controlling interest. All of Tiptree’s Class B common stock is owned by TFP and is accounted for as treasury stock. Tiptree’s Class B common stock has the same voting rights as the Class A common stock but no economic rights. The limited partners of TFP (other than Tiptree itself) have the ability to exchange TFP partnership units for Tiptree Class A common stock at a rate of 2.798 shares of Class A common stock per partnership unit equal to the number of shares of Class B common stock outstanding. For every share of Class A common stock exchanged in this manner, a share of Class B common stock is canceled. The percentage of TFP owned by Tiptree may increase in the future to the extent TFP’s limited partners exchange their limited partnership units of TFP for Class A common stock of Tiptree. Changes in Tiptree’s ownership of TFP, as a result of such exchanges, will be accounted for as equity transactions, which increase Tiptree’s ownership of TFP and reduce non-controlling interest in TFP without changing total stockholders’ equity of Tiptree.

(2) Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of Tiptree have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and include the accounts of the Company and its subsidiaries. The condensed consolidated financial statements are presented in U.S. dollars, the main operating currency of the Company. The unaudited condensed consolidated financial statements presented herein should be read in conjunction with the annual audited financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2016. In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, including normal recurring adjustments necessary to present fairly the Company’s financial position, results of operations, comprehensive income and cash flows for each of the interim periods presented. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the full year ending on December 31, 2017.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2017
(in thousands, except share data)

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2017
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
September 30, 2017
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
September 30, 2017
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
September 30, 2017
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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which amends the guidance on hedge accounting. The amendment will make more financial and nonfinancial hedging strategies eligible for hedge accounting and amend the presentation and disclosure requirements. It is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. ASU 2017-12 can be adopted immediately in any interim or annual period. The mandatory effective date for calendar year-end public companies is January 1, 2019. The Company is currently evaluating the effect on its condensed consolidated financial statements.
(3) Acquisitions

Acquisitions during the nine months ended September 30, 2017
Senior Living
Managed Properties
During the nine months ended September 30, 2017, subsidiaries in our senior living business and their partners entered into agreements to acquire and operate two senior living communities for total consideration of $25,999, of which $7,000 was financed through mortgage debt issued in connection with one of the acquisitions, $4,096 was financed by contributions from partners of our subsidiaries and the remainder was paid with cash on hand. Affiliates of the partners provide management services to the communities under management contracts.

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

The primary reason for the Company’s acquisitions of the senior living communities are to expand its real estate operations. For the period from acquisition until September 30, 2017, revenue and the net loss for the two properties acquired were $4,398 and $1,941, respectively.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2017
(in thousands, except share data)

The following table summarizes the consideration paid and the amounts of the final determination, as described above, for the transactions completed during the nine months ended September 30, 2017:

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

Supplemental pro forma results of operations have not been presented for the above 2017 business acquisitions as they are not material in relation to the Company’s reported results.

Acquisitions during the nine months ended September 30, 2016
Senior Living
Managed Properties
During the nine months ended September 30, 2016, subsidiaries in our senior living business and their partners entered into agreements to acquire and operate three senior living communities for total consideration of $84,605 (which includes deposits of $125 paid in the fourth quarter of 2015), of which $59,817 was financed through mortgage debt issued in connection with the acquisitions, $4,778 was financed by contributions from partners of our subsidiary, and the remainder was paid with cash on hand. Affiliates of the partners provide management services to the communities under management contracts.

The primary reason for the Company’s acquisition of the senior living communities is to expand its real estate operations. For the period from acquisition until September 30, 2016, revenue and the net loss for the three managed properties acquired were $7,247 and $1,899, respectively.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2017
(in thousands, except share data)

The following table summarizes the consideration paid and the amounts of the final determination, as described above, for transactions completed during the nine months ended September 30, 2016:

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

(4) Operating Segment Data

The Company has four reportable operating segments, which are: (i) specialty insurance (formally known as insurance and insurance services), (ii) asset management, (iii) senior living (formally known as real estate), and (iv) specialty finance. The Company’s operating segments are organized in a manner that reflects how the chief operating decision maker (CODM) views these strategic business units.

Each reportable segment’s income (loss) is reported before income taxes, discontinued operations and non-controlling interests.

Segment results incorporate the revenues and expenses of these subsidiaries since they commenced operations or were acquired.

In the fourth quarter of 2016, the Company made certain segment realignments in order to conform to the way the CODM internally evaluates segment performance. These realignments primarily consisted of the transfer of principal investments from corporate and other to the specialty insurance and asset management operating segments. As a result, corporate and other is no longer deemed to be an operating segment of the Company. For the three months ended September 30, 2016, $6,808 of pretax income (loss) previously reported in corporate and other was allocated $2,634 and $4,174 to the specialty insurance and asset management operating segments, respectively. For the three months ended September 30, 2016, inclusive of what was allocated to the asset management operating segment there was $3,312 of net income (loss) attributable to consolidated CLOs. For the

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2017
(in thousands, except share data)

nine months ended September 30, 2016, $20,160 of pretax income (loss) previously reported in corporate and other was allocated $10,527 and $9,633 to the specialty insurance and asset management operating segments, respectively. For the nine months ended September 30, 2016, inclusive of what was allocated to the asset management operating segment there was $7,583 of net income (loss) attributable to consolidated CLOs. The Company has reclassified prior period amounts to provide visibility and comparability. This reclassification had no impact on the allocation of goodwill to reporting units. None of these changes impact the Company’s previously reported consolidated net income or earnings per share.

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
The tables below present the components of revenue, expense, pre-tax income (loss), and segment assets for each of the operating segments for the following periods:

	Three Months Ended September 30, 2017
	Specialty insurance	Asset management	Senior living	Specialty finance	Corporate and other	Total
Total revenue	$118,714	$1,448	$19,583	$24,976	$(202)	$164,519

Total expense	121,059	1,058	21,118	22,381	6,916	172,532
Net income attributable to consolidated CLOs	—	2,583	—	—	—	2,583
Income (loss) before taxes	$(2,345)	$2,973	$(1,535)	$2,595	$(7,118)	$(5,430)
Less: provision (benefit) for income taxes						(2,052)
Net income (loss) before non-controlling interests						$(3,378)
Less: net income (loss) attributable to non-controlling interests						(264)
Net income (loss) attributable to Tiptree Inc. Class A common stockholders						$(3,114)

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2017
(in thousands, except share data)

	Three Months Ended September 30, 2016
	Specialty insurance(1)	Asset management(1)	Senior living	Specialty finance	Corporate and other(1)	Total
Total revenue	$82,630	$4,746	$15,695	$29,013	$76	$132,160

Total expense	71,971	2,303	16,168	24,832	9,368	124,642
Net income attributable to consolidated CLOs	—	4,032	—	—	—	4,032
Income (loss) before taxes	$10,659	$6,475	$(473)	$4,181	$(9,292)	$11,550
Less: provision (benefit) for income taxes						3,712
Net income (loss) before non-controlling interests						$7,838
Less: net income (loss) attributable to non-controlling interests						1,933
Net income (loss) attributable to Tiptree Inc. Class A common stockholders						$5,905
(1) Reclassified to conform to current period presentation

	Nine Months Ended September 30, 2017
	Specialty insurance	Asset management	Senior living	Specialty finance	Corporate and other	Total
Total revenue	$351,731	$8,239	$55,927	$70,325	$75	$486,297

Total expense	350,007	4,549	61,286	67,696	22,273	505,811
Net income (loss) attributable to consolidated CLOs	—	9,393	—	—	—	9,393
Income (loss) before taxes	$1,724	$13,083	$(5,359)	$2,629	$(22,198)	$(10,121)
Less: provision (benefit) for income taxes						(2,761)
Net income (loss) before non-controlling interests						$(7,360)
Less: net income (loss) attributable to non-controlling interests						(903)
Net income (loss) attributable to Tiptree Inc. Class A common stockholders						$(6,457)

	Nine Months Ended September 30, 2016
	Specialty insurance(1)	Asset management(1)	Senior living	Specialty finance	Corporate and other(1)	Total
Total revenue	$268,743	$10,754	$44,204	$67,790	$3,568	$395,059

Total expense	233,116	6,131	49,691	62,280	26,319	377,537
Net income (loss) attributable to consolidated CLOs	—	10,049	—	—	—	10,049
Income (loss) before taxes	$35,627	$14,672	$(5,487)	$5,510	$(22,751)	$27,571
Less: provision (benefit) for income taxes						5,298
Net income (loss) before non-controlling interests						$22,273
Less: net income (loss) attributable to non-controlling interests						4,680
Net income (loss) attributable to Tiptree Inc. Class A common stockholders						$17,593
(1) Reclassified to conform to current period presentation

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2017
(in thousands, except share data)

The following table presents the segment assets for the following periods:
	Segment Assets as of September 30, 2017
	Specialty insurance	Asset management	Senior living	Specialty finance	Corporate and other	Total
Segment assets	$1,319,165	$21,175	$390,818	$303,203	$41,619	$2,075,980
Assets of consolidated CLOs	—	372,774	—	—	—	372,774
Total assets						$2,448,754

	Segment Assets as of December 31, 2016
	Specialty insurance	Asset management	Senior living	Specialty finance	Corporate and other	Total
Segment assets	$1,268,152	$17,427	$323,169	$271,795	$20,012	$1,900,555
Assets of consolidated CLOs	—	989,495	—	—	—	989,495
Total assets						$2,890,050
(1) Reclassified to conform to current period presentation

(5) Investments

Available for Sale Securities, at fair value

All of the Company’s investments in available for sale securities as of September 30, 2017 and December 31, 2016 are held by subsidiaries in the specialty insurance business. The following tables present the Company's investments in available for sale securities:

	As of September 30, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$36,474	$96	$(216)	$36,354
Obligations of state and political subdivisions	47,542	415	(324)	47,633
Corporate securities	53,589	447	(167)	53,869
Asset backed securities	24,011	105	(16)	24,100
Certificates of deposit	896	—	—	896
Equity securities	658	13	(9)	662
Obligations of foreign governments	566	13	—	579
Total	$163,736	$1,089	$(732)	$164,093

	As of December 31, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$27,149	$27	$(377)	$26,799
Obligations of state and political subdivisions	57,425	107	(598)	56,934
Corporate securities	58,769	204	(402)	58,571
Asset backed securities	1,459	1	—	1,460
Certificates of deposit	895	—	—	895
Equity securities	818	3	(37)	784
Obligations of foreign governments	733	3	(8)	728
Total	$147,248	$345	$(1,422)	$146,171

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2017
(in thousands, except share data)

The following tables summarize the gross unrealized losses on available for sale securities in an unrealized loss position:

	As of September 30, 2017
	Less Than or Equal to One Year			More Than One Year
	Fair value	Gross unrealized losses	# of Securities	Fair value	Gross unrealized losses	# of Securities
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$25,152	$(187)	119	$924	$(29)	5
Obligations of state and political subdivisions	9,936	(145)	55	7,142	(179)	34
Corporate securities	16,269	(61)	164	4,479	(106)	86
Asset-backed securities	1,294	(16)	2	—	—	—
Equity securities	411	(7)	3	19	(2)	2
Obligations of foreign governments	—	—	—	—	—	—
Total	$53,062	$(416)	343	$12,564	$(316)	127

	As of December 31, 2016
	Less Than or Equal to One Year			More Than One Year
	Fair value	Gross unrealized losses	# of Securities	Fair value	Gross unrealized losses	# of Securities
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$20,979	$(376)	115	$16	$(1)	5
Obligations of state and political subdivisions	41,639	(597)	170	1,334	(1)	3
Corporate securities	29,856	(400)	279	253	(2)	3
Asset-backed securities	706	—	1	—	—	—
Equity securities	736	(35)	5	19	(2)	2
Obligations of foreign governments	338	(8)	4	—	—	—
Total	$94,254	$(1,416)	574	$1,622	$(6)	13
The Company does not intend to sell the investments that were in an unrealized loss position as of September 30, 2017, and management believes that it is more likely than not that the Company will be able to hold these securities until full recovery of their amortized cost basis for fixed maturity securities or cost for equity securities. The unrealized losses were attributable to changes in interest rates and not credit-related issues. As of September 30, 2017 and December 31, 2016, based on the Company's review, none of the fixed maturity or equity securities were deemed to be other-than-temporarily impaired based on the Company's analysis of the securities and its intent to hold the securities until recovery.

The amortized cost and fair values of investments in debt securities, by contractual maturity date, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Excluded from this table are equity securities since they have no contractual maturity.

	As of
	September 30, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$19,075	$19,074	$22,846	$22,833
Due after one year through five years	68,918	69,207	66,063	65,841
Due after five years through ten years	45,447	45,375	49,036	48,381
Due after ten years	5,627	5,675	7,026	6,872
Asset backed securities	24,011	24,100	1,459	1,460
Total	$163,078	$163,431	$146,430	$145,387

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2017
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

	As of
	September 30, 2017	December 31, 2016
Fair value of restricted investments for special deposits required by state insurance departments	$9,939	$10,111
Fair value of restricted investments in trust pursuant to reinsurance agreements	7,287	7,573
Total fair value of restricted investments	$17,226	$17,684

The following table presents additional information on the Company’s available for sale securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Purchases of available for sale securities	$45,250	$12,799	$79,907	$22,477

Proceeds from maturities, calls and prepayments of available for sale securities	$7,686	$4,483	$23,909	$26,086

Gains (losses) realized on maturities, calls and prepayments of available for sale securities	$—	$(14)	$(5)	$83

Gross proceeds from sales of available for sale securities	$21,167	$35,069	$39,493	$45,928

Gains (losses) realized on sales of available for sale securities	$395	$974	$372	$1,016

Investment in Loans

The following tables present the Company’s investments in loans, measured at fair value:

	As of September 30, 2017			As of December 31, 2016
	Fair value	Unpaid principal balance (UPB)	Fair value exceeds / (below) UPB	Fair value	Unpaid principal balance (UPB)	Fair value exceeds / (below) UPB
Loans, at fair value
Corporate loans	$162,512	$162,582	$(70)	$175,558	$176,808	$(1,250)
Mortgage loans held for sale	114,461	110,803	3,658	121,439	118,162	3,277
Non-performing loans	44,980	62,237	(17,257)	74,923	113,892	(38,969)
Other loans receivable	1,169	1,169	—	1,169	1,169	—
Total loans, at fair value	$323,122	$336,791	$(13,669)	$373,089	$410,031	$(36,942)
The following table presents the Company’s investments in loans, measured at fair value pledged as collateral:

	As of
	September 30, 2017	December 31, 2016
Corporate loans	$161,000	$175,365
Mortgage loans held for sale	111,927	117,734
Non-performing loans	39,537	60,409
Total fair value of loans pledged as collateral	$312,464	$353,508

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2017
(in thousands, except share data)

As of September 30, 2017, there are no mortgage loans held for sale 90 days or more past due. The unpaid principal balance and fair value of mortgage loans held for sale that are 90 days or more past due were $142 and $66, respectively, as of December 31, 2016.

The following table presents the Company’s investments in loans, measured at amortized cost:

	As of
	September 30, 2017	December 31, 2016
Loans at amortized cost, net
Asset backed loans and other loans, net	$152,168	$115,033
Less: Allowance for loan losses	1,572	1,195
Total loans at amortized cost, net	$150,596	$113,838

Net deferred loan origination fees included in asset backed loans	$5,701	$5,244

The following table presents additional information on the Company’s asset backed loans:

	As of
	September 30, 2017	December 31, 2016
Pledged as collateral	$157,169	$119,558

Loans receivable, net, attributable to a subsidiary in our specialty finance business	$149,896	$113,138

Our subsidiary structures asset-based loan facilities in the $1,000 to $25,000 range for small to mid-sized companies. Collateral for asset-backed loan receivables, as of September 30, 2017 and December 31, 2016, consisted primarily of inventory, equipment and accounts receivable. Management reviews collateral for these loans on at least a monthly basis or more frequently if a draw is requested and management has determined that no impairment existed as of September 30, 2017. As of September 30, 2017, there were no delinquencies in the portfolio and all loans were classified as performing.

Real Estate, net

The following table contains information regarding the Company’s investment in real estate as of the following periods:

	As of September 30, 2017
	Land	Buildings and equipment	Accumulated depreciation	Total
Managed properties	$19,447	$208,751	$(16,283)	$211,915
Triple net lease properties	19,741	135,857	(9,455)	146,143
Foreclosed residential real estate property	—	13,079	—	13,079
Total	$39,188	$357,687	$(25,738)	$371,137

	As of December 31, 2016
	Land	Buildings and equipment	Accumulated depreciation	Total
Managed properties	$16,347	$189,463	$(11,212)	$194,598
Triple net lease properties	13,778	94,291	(6,610)	101,459
Foreclosed residential real estate property	—	13,366	—	13,366
Total	$30,125	$297,120	$(17,822)	$309,423
For the nine months ended September 30, 2017, the Company acquired ten senior living facilities accounted for as asset acquisitions, with $47,654 of real estate acquired, and $8,297 of identifiable intangible assets related to in-place leases which will be amortized over a period ranging from approximately 7 to 12 years. These ten properties are in addition to the two acquisitions disclosed in Note—(3) Acquisitions, which were accounted for as business combinations.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2017
(in thousands, except share data)

The following table presents the depreciation expense related to the Company’s real estate investments for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Depreciation expense on real estate investments	$2,873	$1,974	$7,916	$5,581

Future Minimum Rental Revenue

The following table presents the future minimum rental revenue under the noncancelable terms of all operating leases related to our triple net lease properties, as of:

September 30, 2017
Remainder of 2017	$3,280
2018	13,248
2019	13,519
2020	13,797
2021	15,161
Thereafter	60,999
Total	$120,004

The following table presents rental revenues from residential leases at the managed properties for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Rental revenues from residential leases	$14,274	$12,685	$42,005	$35,231

Net Investment Income

Net investment income represents income primarily from the following sources:

•	Interest income, and dividends related to available for sale securities, at fair value;

•	Interest income related to loans, at fair value;

•	Dividend income from equity securities, trading, at fair value;

•	Rental and related revenue from real estate, net; and

•	Earnings from other investments.

The following table presents the components of net investment income related to our specialty insurance business recorded on the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
Net investment income	2017	2016	2017	2016
Available for sale securities, at fair value	$823	$653	$2,423	$2,323
Loans, at fair value	2,698	1,971	8,330	4,981
Equity securities, trading, at fair value	459	969	1,912	1,933
Real estate, net	156	—	482	—
Other investments	73	73	277	224
Total investment income	4,209	3,666	13,424	9,461
Less: investment expenses	369	359	1,392	1,052
Net investment income	$3,840	$3,307	$12,032	$8,409

The following table presents the components of net realized and unrealized gains (losses) recorded on the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
Net realized and unrealized gains (losses)	2017	2016	2017	2016
Net realized gains (losses)	$18,817	$19,948	$48,150	$48,423
Net unrealized gains (losses)	(11,291)	6,267	(12,967)	17,531
Net realized and unrealized gains (losses)	$7,526	$26,215	$35,183	$65,954

The following table presents the net gain on the sale of mortgage loans and the cumulative net unrealized gains (losses) on equity securities, trading, at fair value recorded on the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net realized gain on sale of mortgage loans (1)	$16,476	$20,045	$47,237	$48,412

Cumulative net unrealized gains (losses) on equity securities, trading, at fair value held at the reporting date	$(11,125)	$1,365	$(21,183)	$6,386
(1) Related to the Company’s specialty finance business.

(6) Notes and Accounts Receivable, net

The following table summarizes the total notes and accounts receivable, net:

	As of
	September 30, 2017	December 31, 2016
Premium financing program (1)	$15,403	$20,615
Notes from affiliates of partner (2)	3,862	3,862
Other	45	298
Notes receivable, net	$19,310	$24,775
Accounts and premiums receivable, net	60,763	45,041
Retrospective commissions receivable	65,156	59,175
Other receivables	33,497	28,509
Total	$178,726	$157,500
(1) Related to the Company’s specialty insurance business.
(2) Related to the Company’s senior living business, which owns a 75% interest in a managed property. The remaining 25% interest is owned by our joint venture partner.

Notes Receivable, net

The Company has established an allowance for uncollectible amounts against its notes receivable of $1,528 and $1,444 as of September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017 and December 31, 2016, there were $1,848 and $2,188 in balances classified as 90 days plus past due, respectively.

Accounts and premiums receivable, net, Retrospective commissions receivable and Other receivables

Accounts and premiums receivable, net, retrospective commissions receivable and other receivables are primarily trade receivables from the specialty insurance business that are carried at their approximate fair value. The Company has established a valuation allowance against its accounts and premiums receivable of $319 and $225 as of September 30, 2017 and December 31, 2016, respectively.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2017
(in thousands, except share data)

(7) Reinsurance Receivables

The following table presents the effect of reinsurance on premiums written and earned by our specialty insurance business for the following periods:

	Direct amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount - assumed to net
For the Three Months ended September 30, 2017
Premiums written:
Life insurance	$18,375	$9,587	$525	$9,313	5.6%
Accident and health insurance	34,034	23,077	862	11,819	7.3%
Property and liability insurance	149,414	56,380	4,844	97,878	4.9%
Total premiums written	201,823	89,044	6,231	119,010	5.2%

Premiums earned:
Life insurance	15,654	7,764	481	8,371	5.7%
Accident and health insurance	28,347	19,511	814	9,650	8.4%
Property and liability insurance	126,847	52,201	3,406	78,052	4.4%
Total premiums earned	$170,848	$79,476	$4,701	$96,073	4.9%

For the Three Months ended September 30, 2016
Premiums written:
Life insurance	$18,246	$9,668	$674	$9,252	7.3%
Accident and health insurance	31,553	21,635	865	10,783	8.0%
Property and liability insurance	126,230	94,095	3,842	35,977	10.7%
Total premiums written	176,029	125,398	5,381	56,012	9.6%

Premiums earned:
Life insurance	15,861	7,712	642	8,791	7.3%
Accident and health insurance	28,391	20,093	830	9,128	9.1%
Property and liability insurance	126,902	98,883	1,671	29,690	5.6%
Total premiums earned	$171,154	$126,688	$3,143	$47,609	6.6%

For the Nine Months ended September 30, 2017
Premiums written:
Life insurance	$46,275	$23,264	$1,458	$24,469	6.0%
Accident and health insurance	87,242	57,911	2,355	31,686	7.4%
Property and liability insurance	406,976	176,477	15,670	246,169	6.4%
Total premiums written	540,493	257,652	19,483	302,324	6.4%

Premiums earned:
Life insurance	45,995	22,685	1,473	24,783	5.9%
Accident and health insurance	82,242	56,736	2,373	27,879	8.5%
Property and liability insurance	357,448	148,402	11,073	220,119	5.0%
Total premiums earned	$485,685	$227,823	$14,919	$272,781	5.5%

For the Nine Months ended September 30, 2016
Premiums written:
Life insurance	$49,018	$25,267	$1,971	$25,722	7.7%
Accident and health insurance	87,446	59,657	2,507	30,296	8.3%
Property and liability insurance	389,157	302,945	10,146	96,358	10.5%
Total premiums written	525,621	387,869	14,624	152,376	9.6%

Premiums earned:
Life insurance	46,112	22,139	2,003	25,976	7.7%
Accident and health insurance	84,994	60,134	2,465	27,325	9.0%
Property and liability insurance	377,589	296,523	4,149	85,215	4.9%
Total premiums earned	$508,695	$378,796	$8,617	$138,516	6.2%

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2017
(in thousands, except share data)

The following table presents the components of policy and contract benefits, including the effect of reinsurance on losses and loss adjustment expenses ("LAE") incurred:

	Direct amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount - assumed to net
For the Three Months ended September 30, 2017
Losses Incurred
Life insurance	$8,003	$4,573	$178	$3,608	4.9%
Accident and health insurance	4,456	3,252	190	1,394	13.6%
Property and liability insurance	48,783	26,571	544	22,756	2.4%
Total losses incurred	61,242	34,396	912	27,758	3.3%

	Member benefit claims (1)			3,812
	Total policy and contract benefits			$31,570

For the Three Months ended September 30, 2016
Losses Incurred
Life insurance	$8,550	$4,647	$378	$4,281	8.8%
Accident and health insurance	5,697	4,863	205	1,039	19.7%
Property and liability insurance	61,431	47,469	632	14,594	4.3%
Total losses incurred	75,678	56,979	1,215	19,914	6.1%

	Member benefit claims (1)			5,967
	Total policy and contract benefits			$25,881

For the Nine Months ended September 30, 2017
Losses Incurred
Life insurance	$24,527	$13,558	$748	$11,717	6.4%
Accident and health insurance	13,200	10,815	662	3,047	21.7%
Property and liability insurance	144,535	78,454	1,708	67,789	2.5%
Total losses incurred	182,262	102,827	3,118	82,553	3.8%

	Member benefit claims (1)			11,811
	Total policy and contract benefits			$94,364

For the Nine Months ended September 30, 2016
Losses Incurred
Life insurance	$24,962	$12,957	$1,061	$13,066	8.1%
Accident and health insurance	14,598	12,203	700	3,095	22.6%
Property and liability insurance	166,586	128,542	897	38,941	2.3%
Total losses incurred	206,146	153,702	2,658	55,102	4.8%

	Member benefit claims (1)			17,334
	Total policy and contract benefits			$72,436
(1) - Member benefit claims are not covered by reinsurance.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2017
(in thousands, except share data)

The following table presents the components of the reinsurance receivables:

	As of
	September 30, 2017	December 31, 2016
Prepaid reinsurance premiums:
Life (1)	$64,223	$64,621
Accident and health (1)	55,175	53,999
Property (2)	122,883	94,091
Total	242,281	212,711

Ceded claim reserves:
Life	3,015	2,929
Accident and health	9,819	10,435
Property	57,138	49,917
Total ceded claim reserves recoverable	69,972	63,281
Other reinsurance settlements recoverable	20,770	20,242
Reinsurance receivables	$333,023	$296,234

(1)	Including policyholder account balances ceded.

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

The following table presents the aggregate amount included in reinsurance receivables that is comprised of the three largest receivable balances from unrelated reinsurers:

As of
September 30, 2017
Total of the three largest receivable balances from unrelated reinsurers	$78,783

At September 30, 2017, the three unrelated reinsurers from whom our specialty insurance business has the largest receivable balances were: London Life Reinsurance Corporation (A. M. Best Rating: A rated); MFI Insurance Company, LTD (A. M. Best Rating: Not rated) and London Life International Reinsurance Corporation (A. M. Best Rating: Not rated). The related receivables of these reinsurers are collateralized by assets on hand, assets held in trust accounts and letters of credit. At September 30, 2017, the Company does not believe there is a risk of loss due to the concentration of credit risk in the reinsurance program given the collateralization.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2017
(in thousands, except share data)

(8) Goodwill and Intangible Assets, net

The following table presents identifiable finite and indefinite-lived intangible assets, accumulated amortization, and goodwill by segment:

	As of September 30, 2017				As of December 31, 2016
	Specialty insurance	Senior living	Specialty finance	Total	Specialty insurance	Senior living	Specialty finance	Total
Customer relationships	$50,500	$—	$—	$50,500	$50,500	$—	$—	$50,500
Accumulated amortization	(10,215)	—	—	(10,215)	(4,614)	—	—	(4,614)
Trade names	6,500	—	800	7,300	6,500	—	800	7,300
Accumulated amortization	(2,018)	—	(180)	(2,198)	(1,484)	—	(120)	(1,604)
Software licensing	8,500	—	640	9,140	8,500	—	640	9,140
Accumulated amortization	(4,817)	—	(206)	(5,023)	(3,542)	—	(137)	(3,679)
Insurance policies and contracts acquired	36,500	—	—	36,500	36,500	—	—	36,500
Accumulated amortization	(35,234)	—	—	(35,234)	(34,184)	—	—	(34,184)
Insurance licensing agreements(1)	13,749	—	—	13,749	13,000	—	—	13,000
Leases in place	1,317	44,380	—	45,697	1,317	32,233	—	33,550
Accumulated amortization	(101)	(26,062)	—	(26,163)	(18)	(20,413)	—	(20,431)
Intangible assets, net	64,681	18,318	1,054	84,053	72,475	11,820	1,183	85,478
Goodwill	89,854	—	2,913	92,767	89,854	—	2,913	92,767
Total goodwill and intangible assets, net	$154,535	$18,318	$3,967	$176,820	$162,329	$11,820	$4,096	$178,245

(1)	Represents intangible assets with an indefinite useful life. Impairment tests are performed at least annually on these assets.

Goodwill

The following table presents the activity in goodwill, by segment, and includes the adjustments made to the balance of goodwill to reflect the effect of the final valuation adjustments made for acquisitions, as well as the reduction to any goodwill attributable to discontinued operations or impairment related charges:

	Specialty insurance	Specialty finance	Total
Balance at December 31, 2016	$89,854	$2,913	$92,767
Balance at September 30, 2017	$89,854	$2,913	$92,767

The Company conducts annual impairment tests of its goodwill as of October 1. For the three and nine months ended September 30, 2017 and 2016, respectively, no impairment was recorded on the Company’s goodwill or intangibles.

Intangible Assets, net

The following table presents the activity, by segment, in finite and indefinite-lived other intangible assets and includes the adjustments made to the balance to reflect the effect of any final valuation adjustments made for acquisitions, as well as any reduction attributable to discontinued operations or impairment-related charges:

	Specialty insurance	Senior living	Specialty finance	Total
Balance at December 31, 2016	$72,475	$11,820	$1,183	$85,478
Intangible assets acquired in 2017	749	12,147	—	12,896
Less: amortization expense	(8,543)	(5,649)	(129)	(14,321)
Balance at September 30, 2017	$64,681	$18,318	$1,054	$84,053

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2017
(in thousands, except share data)

During the nine months ended September 30, 2017 a subsidiary in our specialty insurance business acquired 100% of the outstanding stock of an insurance company, licensed in several states but having no operations and no net insurance exposures. The purpose of this transaction was to acquire additional licenses to expand the Company’s direct writing capabilities to New York and Wisconsin. The transaction was accounted for as an asset acquisition, resulting in $749 recorded as an indefinite life intangible asset for the cost attributed to the insurance licenses.

The following table presents the amortization expense on finite-lived intangible assets for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Amortization expense on intangible assets	$4,359	$3,702	$14,321	$14,246

The following table presents the amortization expense on finite-lived intangible assets for the next five years by segment:

	As of September 30, 2017
	Specialty insurance (VOBA)	Specialty insurance (other)	Senior living	Specialty finance	Total
Remainder of 2017	$200	$2,482	$1,730	$42	$4,454
2018	465	9,187	3,086	171	12,909
2019	217	7,619	958	171	8,965
2020	123	5,137	958	171	6,389
2021	82	4,361	958	171	5,572
2022 and thereafter	179	20,880	10,628	328	32,015
Total	$1,266	$49,666	$18,318	$1,054	$70,304

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
Credit Default Swap Indices (CDX) are credit derivatives that reference multiple names through underlying baskets or portfolios of single name credit default swaps. The Company enters into these contracts as both a buyer of protection and seller of protection to manage the credit risk exposure of its investment portfolio. At inception of the investment into the CDX position, the Company was required to deposit cash collateral for these positions equal to an initial 2.25% of the notional amount of the sold protection side subject to increase based on additional maintenance margin as a result of decreases in value. As of September 30, 2017, the required collateral balance was $6,668 posted by the Company to cover its liabilities as a seller of protection. As of September 30, 2017, there is a cash collateral balance of $1,632 held by the Company as collateral for the payments due to the Company as buyer of protection, which is netted against the overall investment position.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2017
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
The following table summarizes the gross notional and fair value amounts of derivatives (on a gross basis) categorized by underlying risk:

	As of September 30, 2017			As of December 31, 2016
	Notional values	Asset derivatives	Liability derivatives	Notional values	Asset derivatives	Liability derivatives
Credit risk:
Credit derivatives sold protection	$295,973	$18,409	$—	$297,612	$28,731	$—
Credit derivatives bought protection	294,767	—	3,742	298,173	—	14,501
Sub-total	590,740	18,409	3,742	595,785	28,731	14,501

Foreign currency risk:
Foreign currency forward contracts	—	—	—	965	—	3

Interest rate risk:
Interest rate lock commitments	276,776	6,537	—	203,815	4,872	—
Forward delivery contracts	61,094	49	—	66,731	—	84
TBA mortgage backed securities	253,750	284	283	249,750	1,678	269
Interest rate swaps	133,143	1,284	426	134,343	1,388	1,042
Sub-total	724,763	8,154	709	654,639	7,938	1,395
Total	$1,315,503	$26,563	$4,451	$1,251,389	$36,669	$15,899

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2017
(in thousands, except share data)

The Company nets the credit derivative assets and liabilities as these credit derivatives are subject to legally enforceable netting arrangements with the same party. The following table presents derivative instruments that are subject to offset by a master netting agreement:

	As of
	September 30, 2017	December 31, 2016
Derivatives subject to netting arrangements:
Credit default swap indices sold protection	$18,409	$28,731
Credit default swap indices bought protection	(3,742)	(14,501)
Gross assets recognized	14,667	14,230
Cash collateral	(1,632)	(1,632)
Net assets recognized (included in other investments)	$13,035	$12,598

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

The following table presents the fair value and the related outstanding notional amounts of the Company's cash flow hedging derivative instruments and indicates where the Company records each amount in its condensed consolidated balance sheets:

		As of
	Balance Sheet Location	September 30, 2017	December 31, 2016
Derivatives designated as cash flow hedging instruments:
Notional value		$133,143	$134,343
Fair value of interest rate swaps	Other investments	$1,284	$1,388
Fair value of interest rate swaps	Other liabilities and accrued expenses	$426	$1,042
Unrealized gain (loss), net of tax, on the fair value of interest rate swaps	AOCI	$1,606	$1,759

Range of variable rates on interest rate swaps		1.23% to 1.24%	0.67% to 0.96%

Range of fixed rates on interest rate swaps		1.31% to 4.99%	1.31% to 4.99%

The following table presents the pretax impact of the cash flow hedging derivative instruments on the condensed consolidated financial statements for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Gains (losses) recognized in AOCI on the derivative-effective portion	$(33)	$156	$(411)	$(515)

(Gains) losses reclassified from AOCI into income-effective portion	$(25)	$172	$212	$(56)

Gains (losses) recognized in income on the derivative-ineffective portion	$—	$48	$(2)	$(3)

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2017
(in thousands, except share data)

The following table presents the estimated amount to be reclassified to earnings from AOCI during the next 12 months. These net (gains) losses are reclassified into earnings through interest expense.

As of
September 30, 2017
Estimated (gains) losses to be reclassified to earnings from AOCI during the next 12 months	$(199)

(10) Assets and Liabilities of Consolidated CLOs

The CLOs are considered variable interest entities (VIE) and the Company consolidates entities when it is determined to be the primary beneficiary under current VIE accounting guidance.

On January 18, 2017, the Company sold its ownership in the subordinated notes of a CLO. As a result of the sale, the Company determined that it no longer had the controlling interest in such entity. The Company, therefore, deconsolidated its ownership in the subordinated notes of the CLO and is no longer reporting the assets and liabilities of the CLO in its condensed consolidated balance sheet as of September 30, 2017, or the revenue and expenses of the CLO in its condensed consolidated statement of operations for the three and nine months ended September 30, 2017.
On August 10, 2017, the Company’s ownership in the subordinated notes of a CLO was redeemed for cash as part of the complete liquidation of the CLO. The operations of the CLO were consolidated in the Company’s condensed consolidated financial statements through the redemption date.
The table below represents the assets and liabilities of the consolidated CLOs that are included in the Company’s condensed consolidated balance sheets as of the dates indicated:

	As of
	September 30, 2017	December 31, 2016
Assets:
Cash and cash equivalents	$20,586	$45,589
Loans, at fair value (1)	343,382	928,240
Other assets	8,806	15,666
Total assets of consolidated CLOs	$372,774	$989,495
Liabilities:
Debt	$326,716	$912,034
Other liabilities and accrued expenses	27,621	19,935
Total liabilities of consolidated CLOs	$354,337	$931,969

Net	$18,437	$57,526

(1)
The unpaid principal balance for these loans is $352,958 and $952,225 and the difference between their fair value and UPB is $9,576 and $23,985 at September 30, 2017 and December 31, 2016, respectively.

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

Beneficial interests:	As of
	September 30, 2017	December 31, 2016
Subordinated notes and related participations in management fees	$18,128	$56,820
Accrued management fees	309	706
Total beneficial interests	$18,437	$57,526

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2017
(in thousands, except share data)

The following table represents revenue and expenses of the consolidated CLOs included in the Company’s condensed consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Income:
Net realized and unrealized gains (losses)	$1,889	$(1,422)	$3,457	$(2,913)
Interest income	5,327	13,978	20,567	37,626
Total revenue	7,216	12,556	24,024	34,713
Expenses:
Interest expense	4,580	8,267	13,629	22,667
Other expense	53	257	1,002	1,997
Total expense	4,633	8,524	14,631	24,664

Net income (loss) attributable to consolidated CLOs	$2,583	$4,032	$9,393	$10,049

As summarized in the table below, the application of the measurement alternative results in the consolidated net income summarized above to be equivalent to the Company’s own economic interests in the CLOs which are eliminated upon consolidation:

Economic interests:	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Distributions received and realized and unrealized gains (losses) on the subordinated notes held by the Company, net	$2,272	$3,289	$8,355	$7,880
Management fee income	311	743	1,038	2,169
Total economic interests	$2,583	$4,032	$9,393	$10,049

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2017
(in thousands, except share data)

(11) Debt, net

The following table summarizes the balance of the Company’s debt obligations, net of discounts and deferred financing costs, excluding notes payable of consolidated CLOs (See Note—(10) Assets and Liabilities of Consolidated CLOs):

			Maximum borrowing capacity as of	As of
Debt Type	Stated maturity date	Stated interest rate or range of rates	September 30, 2017	September 30, 2017	December 31, 2016
Secured corporate credit agreements	September 2018 - December 2019	LIBOR + 2.50% to 6.50%	$251,250	$167,000	$164,000
Asset based revolving financing (1) (2)	September 2018 - July 2022	LIBOR + 2.25% to 5.75%	365,000	261,163	250,557
Residential mortgage warehouse borrowings (3)	March 2018 - August 2018	LIBOR + 2.50% to 2.75%	171,000	95,729	101,402
Real estate commercial mortgage borrowings:
Fixed rate	August 2019 - July 2048	4.00% to 5.12%	99,283	97,433	82,133
Variable rate (LIBOR based)	October 2019 - January 2023	LIBOR + 2.05% to 6.95%	206,074	203,779	158,618
Subordinated debt	April 2020	12.50%	20,000	12,500	8,500
Preferred trust securities	June 2037	LIBOR + 4.10%	35,000	35,000	35,000
Preferred notes payable	January 2021	12.00%		1,386	1,232
Total debt, face value				873,990	801,442
Unamortized discount, net				(471)	(382)
Unamortized deferred financing costs				(7,890)	(8,051)
Total debt, net				$865,629	$793,009

(1) Asset based revolving financing is generally recourse only to specific assets and related cash flows.
(2) The weighted average coupon rate for asset based revolving financing was 3.89% and 3.53% at September 30, 2017 and December 31, 2016, respectively.
(3) The weighted average coupon rate for residential mortgage warehouse borrowings was 4.10% and 3.51% at September 30, 2017 and December 31, 2016, respectively. Includes debt having a maximum borrowing capacity of $171,000 with a stated interest rate of LIBOR + 2.50% to LIBOR +2.75% and a floor of 3.00%.

The table below presents the amount of interest expense the Company incurred on its debt for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest expense on debt	$10,427	$7,769	$28,650	$20,612

The following table presents the future maturities of the unpaid principal balance on the Company’s long-term debt as of:

September 30, 2017
Remainder of 2017	$8,689
2018	182,173
2019	267,685
2020	121,514
2021	21,899
Thereafter	272,030
Total	$873,990

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2017
(in thousands, except share data)

The following narrative is a summary of certain of the terms of our debt agreements for the periods ended September 30, 2017:
Asset Backed Revolving Financing

An asset backed revolving borrowing in our asset management business entered into an amendment that changed the stated interest from LIBOR plus 2.50%, to LIBOR plus 2.25%, and extended the maturity date from July 2021 to July 2022.

An asset backed revolving borrowing in our specialty finance business increased its maximum borrowing capacity from $125,000 to $150,000 as of September 30, 2017 and also changed its maturing date from October 2019 to October 2020.

An asset backed revolving borrowing in our specialty insurance business with a maximum borrowing capacity of $15,000 matured in April 2017. A new borrowing maturing in April 2019 with an interest rate of LIBOR plus 2.60% and a maximum borrowing capacity of $25,000 was used to pay off the matured borrowing.

Residential Mortgage Warehouse Borrowings

The maximum borrowing amount for three of the six warehouse lines of credit, through subsidiaries in our specialty finance business, decreased by $18,000, from $88,000 as of December 31, 2016 to $70,000 as of September 30, 2017.

The maturity dates for warehouse lines of credit through subsidiaries in our specialty finance business were extended during the nine months ended September 30, 2017. One borrowing extended its maturity from April 2017 to March 2018, one borrowing extended its maturity from June 2017 to March 2018, and two borrowings extended their maturity from June 2017 to June 2018.

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

Covenant Compliance

As of September 30, 2017, the Company is in compliance with the representations and covenants for outstanding borrowings or has obtained waivers for any events of non-compliance.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2017
(in thousands, except share data)

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2017
(in thousands, except share data)

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

NPLs that have become REOs were measured at fair value on a non-recurring basis during the nine months ended September 30, 2017 and year ended December 31, 2016. The carrying value of REOs at September 30, 2017 and December 31, 2016 was $13,079 and $13,366, respectively. Upon conversion to REO, the fair value is estimated using broker price opinion (BPO). BPOs are subject to judgments of a particular broker formed by visiting a property, assessing general home values in an area, reviewing comparable listings, and reviewing comparable completed sales. These judgments may vary among brokers and may fluctuate over time based on housing market activities and the influx of additional comparable listings and sales. REO is included in real estate, net.

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

The following tables present the Company’s fair value hierarchies for financial assets and liabilities, including the balances associated with the consolidated CLOs, measured on a recurring basis:

	As of September 30, 2017
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value
Assets:
Available for sale securities, at fair value:
Equity securities	$615	$—	$47	$662
U.S. Treasury securities and obligations of U.S. government authorities and agencies	—	36,354	—	36,354
Obligations of state and political subdivisions	—	47,633	—	47,633
Obligations of foreign governments	—	579	—	579
Certificates of deposit	896	—	—	896
Asset backed securities	—	24,100	—	24,100

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2017
(in thousands, except share data)

	As of September 30, 2017
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value
Corporate securities	—	53,869	—	53,869
Total available for sale securities	1,511	162,535	47	164,093

Loans, at fair value:
Corporate loans	—	33,427	129,085	162,512
Mortgage loans held for sale	—	114,461	—	114,461
Non-performing loans	—	—	44,980	44,980
Other loans receivable	—	—	1,169	1,169
Total loans, at fair value	—	147,888	175,234	323,122

Equity securities, trading, at fair value	28,106	—	—	28,106

Other investments:
Derivative assets:
Interest rate swaps	—	1,284	—	1,284
Forward delivery contracts	—	49	—	49
Interest rate lock commitments	—	—	6,537	6,537
TBA mortgage backed securities	—	284	—	284
Credit derivatives	—	13,035	—	13,035
Total derivative assets	—	14,652	6,537	21,189
CLOs	—	—	2,045	2,045
Debentures	—	3,957	—	3,957
Total other investments	—	18,609	8,582	27,191

Total financial instruments attributable to non-CLOs included in consolidated assets	29,617	329,032	183,863	542,512

Financial instruments included in assets of consolidated CLOs:
Loans, at fair value	—	132,623	210,759	343,382
Total financial instruments included in assets of consolidated CLOs	—	132,623	210,759	343,382

Total	$29,617	$461,655	$394,622	$885,894

Liabilities:
Derivative liabilities:
Interest rate swaps	$—	$426	$—	$426
TBA mortgage backed securities	—	283	—	283
Foreign currency forward contracts	—	—	—	—
Total derivative liabilities (included in other liabilities and accrued expenses)	—	709	—	709
Contingent consideration payable	—	—	52	52
Preferred notes payable	—	—	1,386	1,386
Total financial instruments attributable to Non-CLOs included in consolidated liabilities	—	709	1,438	2,147

Financial instruments included in liabilities of consolidated CLOs:
Notes payable of CLOs	—	—	326,716	326,716
Total financial instruments included in liabilities of consolidated CLOs	—	—	326,716	326,716
Total	$—	$709	$328,154	$328,863

	As of December 31, 2016
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value
Assets:
Available for sale securities, at fair value:
Equity securities	$736	$—	$48	$784

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2017
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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2017
(in thousands, except share data)

The following table represents additional information about assets that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value for the following periods:

	Nine Months Ended September 30,
	2017		2016 (3)
	Non-CLO assets	CLO assets	Non-CLO assets	CLO assets
Balance at January 1,	$211,192	$585,870	$239,944	$520,892
Net realized gains (losses)	7,279	(1,667)	4,450	402
Net unrealized gains (losses)	2,800	89	5,482	15,584
Origination of IRLC	54,468	—	38,554	—
Purchases	41,458	76,122	101,161	157,144
Sales (1)	(74,010)	(193,205)	(56,824)	(72,612)
Issuances	590	676	1,716	1,546
Transfer into Level 3 (2)	9,286	17,601	23,184	32,858
Transfer adjustments (out of) Level 3 (2)	(7,641)	(23,427)	(15,280)	(66,215)
Deconsolidation of CLO due to sale	1,342	(251,300)	—	—
Conversion to real estate owned	(9,793)	—	(10,288)	—
Conversion to mortgage held for sale	(53,069)	—	(36,378)	—
Warehouse transfer to CLO	—	—	(104,098)	104,098
Other	(39)	—	—	—
Balance at September 30,	$183,863	$210,759	$191,623	$693,697

Changes in unrealized gains (losses) included in earnings related to assets still held at period end	$4,790	$(168)	$4,023	$11,325

(1)	Included within the CLO assets amount are sales related to the liquidation of a consolidated CLO during the nine months ended September 30, 2017.

(2)
All transfers are deemed to occur at end of period. Transfers between Level 2 and 3 were a result of subjecting third-party pricing on both CLO and Non-CLO assets to various liquidity, depth, bid-ask spread and benchmarking criteria as well as assessing the availability of observable inputs affecting their fair valuation.

(3)
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

The following table represents additional information about liabilities that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value for the following periods:

	Nine Months Ended September 30,
	2017		2016
	Non-CLO liabilities	CLO liabilities	Non-CLO liabilities	CLO liabilities
Balance at January 1,	$3,084	$912,034	$2,498	$683,827
Net unrealized (gains) losses	—	(3,071)	(262)	23,169
Issuances	—	—	—	222,303
Settlements (1)	(4,838)	(155,194)	(377)	—
Dispositions	—	(49,010)	—	(1,317)
FV adjustment	3,192	—	—	—
Deconsolidation of CLO due to sale	—	(378,043)	—	—
Balance at September 30,	$1,438	$326,716	$1,859	$927,982

Changes in unrealized (gains) losses included in earnings related to liabilities still held at period end	$154	$(6,119)	$(262)	$23,169

(1)	Included within the CLO liabilities amount are settlements related to the liquidation of a consolidated CLO during the nine months ended September 30, 2017.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2017
(in thousands, except share data)

The following is quantitative information about Level 3 significant unobservable inputs used in fair valuation.

	Fair Value as of				Actual or Range (Weighted average)
Assets (1)	September 30, 2017	December 31, 2016	Valuation technique	Unobservable input(s)	September 30, 2017	December 31, 2016
Interest rate lock commitments	$6,537	$4,872	Internal model	Pull through rate	45% - 95%	45% - 95%
NPLs	44,980	74,923	Discounted cash flow	See table below (2)	See table below	See table below
Total	$51,517	$79,795

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

	As of September 30, 2017			As of December 31, 2016
Unobservable inputs	High	Low	Average(1)	High	Low	Average(1)
Discount rate	30.0%	16.0%	23.2%	30.0%	16.0%	22.9%
Loan resolution time-line (Years)	2.59	0.48	1.26	2.3	0.5	1.2
Value of underlying properties	$2,400	$40	$307	$1,800	$32	$234
Holding costs	22.0%	5.5%	7.7%	24.1%	5.4%	8.3%
Liquidation costs	20.8%	8.1%	9.4%	25.0%	8.5%	9.6%
Note rate	6.0%	3.0%	5.2%	6.0%	3.0%	4.8%
Secondary market transaction prices/UPB	88.5%	75.5%	85.2%	88.5%	75.5%	83.7%

(1)	Weighted based on value of underlying properties (excluding the value of underlying properties line item).

	Fair Value as of				Actual or Range (Weighted average)
Liabilities (1)	September 30, 2017	December 31, 2016	Valuation technique	Unobservable input(s)	September 30, 2017	December 31, 2016
Contingent consideration payable - Reliance (2)	$—	$1,800	Cash Flow model (3)	Forecast EBITDA	$1,000 - $8,000	$951 - $6,005
				Book value growth rate	N/A	5.0%
				Asset volatility	N/A	1.4% - 23.7%
Contingent consideration payable - Luxury	52	52	Cash Flow model	Projected cash available for distribution	$1,059 - $1,316	$1,059 - $1,316
Preferred notes payable	1,386	1,232	Cash Flow model	Discount rate	12.0%	12.0%
Total	$1,438	$3,084

(1)
Not included in this table are the debt obligations of consolidated CLOs, measured and leveled on the basis of the fair value of the (more observable) financial assets of the consolidated CLOs. See Note—(10) Assets and Liabilities of Consolidated CLOs.

(2) Settled in Q3 2017 with Class A common shares. See Note—(17) Stockholders’ Equity.
(3) Monte Carlo simulation is run, as needed.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2017
(in thousands, except share data)

The following table presents the carrying amounts and estimated fair values of financial assets and liabilities that are not recorded at fair value and their respective levels within the fair value hierarchy:

	As of September 30, 2017			As of December 31, 2016
	Level within fair value hierarchy	Fair value	Carrying value	Level within fair value hierarchy	Fair value	Carrying value
Assets:
Notes and accounts receivable, net	2	$19,310	$19,310	2	$28,293	$28,732
Total assets		$19,310	$19,310		$28,293	$28,732

Liabilities:
Debt, net	3	$876,444	$872,133	3	$798,806	$799,828
Total liabilities		$876,444	$872,133		$798,806	$799,828
Notes and Accounts Receivable: To the extent that carrying amounts differ from fair value, fair value is determined based on contractual cash flows discounted at market rates for similar credits. Categorized as Level 2 of the fair value hierarchy.

Debt: The carrying value represents the total debt balance at face value excluding the unamortized discount. The fair value of notes payable is determined based on contractual cash flows discounted at market rates for mortgage notes payable and either dealer quotes or contractual cash flows discounted at market rates for other notes payable. Categorized as Level 3 of the fair value hierarchy.

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
September 30, 2017
(in thousands, except share data)

(13) Liability for Unpaid Claims and Claim Adjustment Expenses

Roll forward of Claim Liability
The following table presents the activity in the net liability for unpaid losses and allocated loss adjustment expenses of short-duration contracts for the following periods:

	Nine Months Ended September 30,
	2017	2016
Policy liabilities and unpaid claims balance as of January 1	$103,391	$80,663
Less : liabilities of policy-holder accounts balances, gross	(17,417)	(19,037)
Less : non-insurance warranty benefit claim liabilities	(91)	(116)
Gross liabilities for unpaid losses and loss adjustment expenses	85,883	61,510
Less : reinsurance recoverable on unpaid losses - short duration	(63,112)	(42,341)
Less : other lines, gross	(208)	(163)
Net balance as of January 1, short duration	22,563	19,006

Incurred (short duration) related to:
Current year	78,174	55,461
Prior years	2,958	(1,987)
Total incurred	81,132	53,474

Paid (short duration) related to:
Current year	57,875	34,822
Prior years	20,600	13,992
Total paid	78,475	48,814

Net balance as of September 30, short duration	25,220	23,666
Plus : reinsurance recoverable on unpaid losses - short duration	69,813	60,236
Plus : other lines, gross	193	164
Gross liabilities for unpaid losses and loss adjustment expenses	95,226	84,066
Plus : liabilities of policy-holder accounts balances, gross	15,652	17,766
Plus : non-insurance warranty benefit claim liabilities	50	80
Policy liabilities and unpaid claims balance as of September 30,	$110,928	$101,912

The following schedule reconciles the total on short duration contracts per the table above to the amount of total losses incurred as presented in the condensed consolidated statement of operations, excluding the amount for member benefit claims:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total incurred	$27,236	$19,247	$81,132	$53,474
Other lines incurred	81	44	78	74
Unallocated loss adjustment expense	441	623	1,343	1,554
Total losses incurred	$27,758	$19,914	$82,553	$55,102
For the nine months ended September 30, 2017, the Company’s specialty insurance business experienced an increase in prior year case development of $2,958. This included $1,772 in non-standard auto and $1,852 in warranty. This development was partially offset by favorable development in its credit lines of business. The warranty and credit lines of business are primarily in retrospective commission arrangements that minimally impact the operating income of the Company.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2017
(in thousands, except share data)

For the nine months ended September 30, 2016, the Company’s specialty insurance business experienced a decrease in prior year case development of $1,987. This decrease was due to the favorable development in credit lines of business. This development was partially offset by increased case development of $1,644 in non-standard auto and $1,328 in warranty. The warranty and credit lines of business are primarily in retrospective commission arrangements that minimally impacts the operating income of the Company.

(14) Other Assets

The following table presents the components of other assets as reported in the condensed consolidated balance sheets:

	As of
	September 30, 2017	December 31, 2016
Due from brokers	$1,505	$2,027
Furniture, fixtures and equipment, net	5,669	5,936
Prepaid expenses	9,441	5,020
Accrued interest receivable	3,154	2,052
Management fee receivable	4,375	4,308
Other fee receivable	5,159	5,022
Income tax receivable	4,140	4,842
Other	15,101	8,679
Total other assets	$48,544	$37,886

The following table presents the depreciation expense related to furniture, fixtures and equipment for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Depreciation expense related to furniture, fixtures and equipment	$656	$667	$1,883	$1,978

(15) Other Liabilities and Accrued Expenses

The following table presents the components of other liabilities and accrued expenses as reported in the condensed consolidated balance sheets:

	As of
	September 30, 2017	December 31, 2016
Accounts payable and accrued expenses	$46,544	$67,837
Deferred tax liabilities, net	30,789	32,296
Due to brokers	7,733	8,457
Commissions payable	11,007	7,466
Accrued interest payable	2,127	1,729
Derivative liabilities, at fair value	709	1,398
Other liabilities	16,949	14,552
Total other liabilities and accrued expenses	$115,858	$133,735

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2017
(in thousands, except share data)

(16) Other Income and Other Expenses

The following table presents the components of other income as reported in the condensed consolidated statement of operations, primarily comprised of interest income and loan fee income related to both loans at fair value and loans at amortized costs, net in our specialty finance business, and management fees from our asset management business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest income	$5,254	$4,215	$14,439	$13,455
Loan fee income	3,201	3,915	9,451	9,296
Management fee income	1,541	3,839	6,578	7,497
Other	1,383	450	3,352	1,477
Total other income	$11,379	$12,419	$33,820	$31,725

The following table presents the components of other expenses as reported in the condensed consolidated statement of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Professional fees	$4,506	$5,283	$13,980	$17,581
Acquisition and transaction costs	25	248	302	631
General and administrative	4,015	3,178	11,552	10,788
Premium taxes	2,810	1,637	8,840	5,480
Mortgage origination expenses	2,406	2,308	6,728	5,944
Property operating expenses	2,635	1,854	7,798	5,439
Rent and related	2,992	3,091	8,998	9,189
Other	3,775	4,087	15,182	13,299
Total other expense	$23,164	$21,686	$73,380	$68,351

(17) Stockholders’ Equity

All shares of our Class A common stock have equal rights as to earnings, assets, dividends and voting. Shares of Class B common stock have the voting rights as the Class A common stock but no economic rights (including no right to receive dividends or other distributions upon liquidation, dissolution or otherwise). Distributions may be paid to holders of Class A common stock when duly authorized by our board of directors and declared out of legally available assets.

TFP owns a warrant to purchase 652,500 shares of Class A common stock at $11.33 per share which is immediately exercisable and expires on September 30, 2018. Such an exercise would be accounted for as treasury stock held at TFP and would have no impact on Tiptree’s financial statements.

On June 5, 2017, in settlement of an option, TFP delivered 1,510,920 shares of the Company’s Class A common stock to Tricadia for total consideration of approximately $8,100.

On June 21, 2017, a subsidiary of Tiptree purchased 1,000,000 shares of Class A common stock of Tiptree for aggregate consideration of $7,300. The shares acquired are accounted for as treasury shares and therefore are not outstanding for accounting or voting purposes.

On August 10, 2017, the Company settled a contingent consideration payable related to the acquisition of Reliance in 2015 with 756,046 shares of Class A common stock.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2017
(in thousands, except share data)

The Company declared cash dividends per share for the following periods presented below:

	Dividends per share for
	Nine Months Ended September 30,
	2017	2016
First Quarter	$0.030	$0.025
Second Quarter	0.030	0.025
Third Quarter	0.030	0.025
Total cash dividends declared	$0.090	$0.075

Statutory Reporting and Insurance Company Subsidiaries Dividend Restrictions

The Company's insurance company subsidiaries may pay dividends to the Company, subject to statutory restrictions. Payments in excess of statutory restrictions (extraordinary dividends) to the Company are permitted only with prior approval of the insurance department of the applicable state of domicile. The Company eliminated all dividends from its subsidiaries in the condensed consolidated financial statements. For the three and nine months ended September 30, 2017 and 2016, respectively, the Company’s insurance company subsidiaries did not pay any ordinary or extraordinary dividends.

The following table presents the combined statutory capital and surplus of the Company's insurance company subsidiaries, the required minimum statutory capital and surplus, as required by the laws of the states in which they are domiciled, and the combined amount available for ordinary dividends of the Company's insurance company subsidiaries for the following periods:

	As of
	September 30, 2017	December 31, 2016
Combined statutory capital and surplus of the Company's insurance company subsidiaries	$108,666	$100,920

Required minimum statutory capital and surplus	$19,200	$17,200

Amount available for ordinary dividends of the Company's insurance company subsidiaries	$9,425	$9,049

At September 30, 2017, the maximum amount of dividends that our regulated insurance company subsidiaries could pay under applicable laws and regulations without regulatory approval was approximately $9,425. The Company may seek regulatory approval to pay dividends in excess of this permitted amount, but there can be no assurance that the Company would receive regulatory approval if sought.

Under the National Association of Insurance Commissioners (NAIC) Risk-Based Capital Act of 1995, a company's Risk-Based Capital (RBC) is calculated by applying certain risk factors to various asset, claim and reserve items. If a company's adjusted surplus falls below calculated RBC thresholds, regulatory intervention or oversight is required. The Company's insurance company subsidiaries' RBC levels, as calculated in accordance with the NAIC’s RBC instructions, exceeded all RBC thresholds as of September 30, 2017.

The following table presents the net income of the Company’s statutory insurance companies for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income of statutory insurance companies	$391	$4,199	$6,745	$10,326

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2017
(in thousands, except share data)

(18) Accumulated Other Comprehensive Income (Loss)

The following table presents the activity in accumulated other comprehensive income (loss) (AOCI), net of tax, for the following periods:

	Unrealized gains (losses) on			Amount attributable to noncontrolling interests
	Available for sale securities	Interest rate swaps	Total AOCI	TFP	Other	Total AOCI to Tiptree Inc.
Balance at December 31, 2015	$(222)	$111	$(111)	$—	$—	$(111)
Other comprehensive income (losses) before reclassifications	2,448	(357)	2,091	(237)	29	1,883
Amounts reclassified from AOCI	(715)	(26)	(741)	—	—	(741)
Period change	1,733	(383)	1,350	(237)	29	1,142
Balance at September 30, 2016	$1,511	$(272)	$1,239	$(237)	$29	$1,031

Balance at December 31, 2016	$(700)	$1,759	$1,059	$(128)	$(376)	$555
Other comprehensive income (losses) before reclassifications	1,165	(296)	869	(154)	48	763
Amounts reclassified from AOCI	(238)	143	(95)	—	—	(95)
Period change	927	(153)	774	(154)	48	668
Balance at September 30, 2017	$227	$1,606	$1,833	$(282)	$(328)	$1,223
The following table presents the reclassification adjustments out of AOCI included in net income and the impacted line items on the condensed consolidated statement of operations for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line item in Condensed Consolidated Statement of Operations
Components of AOCI	2017	2016	2017	2016
Unrealized gains (losses) on available for sale securities	$394	$960	$367	$1,100	Net realized and unrealized gains (losses)
Related tax (expense) benefit	(138)	(336)	(129)	(385)	Provision for income tax
Net of tax	$256	$624	$238	$715

Unrealized gains (losses) on interest rate swaps	$25	$(172)	$(212)	$56	Interest expense
Related tax (expense) benefit	(8)	54	69	(30)	Provision for income tax
Net of tax	$17	$(118)	$(143)	$26

(19) Stock Based Compensation

Equity Plans

2007 Manager Equity Plan
The Care Investment Trust Inc. Manager Equity Plan (Manager Plan) was adopted in June 2007. On June 6, 2017, the 134,629 remaining shares of Class A common stock available for issuance under the Manager Plan was rolled into the 2017 Equity Plan and the Manager Plan was simultaneously terminated.

2013 Omnibus Incentive Plan
The Tiptree 2013 Omnibus Incentive Plan (2013 Equity Plan) was adopted on August 8, 2013. On June 6, 2017, the 7,359 remaining shares of Class A common stock available for issuance under the 2013 Equity Plan was rolled into the 2017 Equity Plan and the 2013 Equity Plan was simultaneously terminated.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2017
(in thousands, except share data)

2017 Omnibus Incentive Plan
The Company adopted the Tiptree 2017 Omnibus Incentive Plan (2017 Equity Plan) on June 6, 2017, which permits the grant of stock units, stock, and stock options up to a maximum of 6,100,000 shares of Class A common stock. The general purpose of the 2017 Equity Plan is to attract, motivate and retain selected employees and directors for the Company and its subsidiaries, to provide them with incentives and rewards for performance and to better align their interests with the interests of the Company’s stockholders. Unless otherwise extended, the 2017 Equity Plan terminates automatically on the 10th anniversary of its adoption.

The table below summarizes changes to the issuances under the Company’s 2013 and 2017 Equity Plan for the periods indicated:

2013 Equity Plan	Number of shares (1)
Available for issuance as of December 31, 2016	961,650
Shares granted	(954,291)
Shares rolled into 2017 Equity Plan	(7,359)
Available for issuance as of September 30, 2017	—

2017 Equity Plan	Number of shares (1)
Available for issuance as of December 31, 2016	—
Available from 2017 Equity Plan	6,100,000
Shares granted	(71,016)
Available for issuance as of September 30, 2017	6,028,984
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
The following table summarizes changes to the issuances of Class A common stock and RSUs under the 2017 Equity Plan for the periods indicated:

	Number of shares issuable	Weighted average grant date fair value
Unvested units as of December 31, 2016	299,817	$6.27
Granted (1)	454,680	6.60
Vested	(155,615)	6.42
Unvested units as of September 30, 2017	598,882	$6.48
(1) Includes grants of 27,192 shares of Class A common stock to directors.
The Company values RSUs at their grant-date fair value as measured by Tiptree’s common stock price. Included in vested shares for 2017 are 16,716 shares surrendered to pay taxes on behalf of the employees with shares vesting. During the nine months ended September 30, 2017, the Company granted 427,488 RSUs to employees of the Company. 142,175 shares vest ratably over a period of three years that began in February 2017 and the remaining 285,313 shares will cliff vest in February 2020.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2017
(in thousands, except share data)

The Company has the option, but not the obligation to settle the exchange right in shares or cash.
The following table summarizes changes to the issuances of subsidiary RSU’s under the subsidiary incentive plans for the periods indicated:

Grant date fair value of equity shares issuable
Unvested balance as of December 31, 2016	$8,089
Vested	(2,436)
Grant value adjustment (1)	(210)
Unvested balance as of September 30, 2017 (2)	$5,443

(1) Due to the approval of the 2017 Equity Plan, Tiptree changed the classification of the subsidiary RSU’s during the three months ended September 30, 2017 from liability to equity awards, because the Company expects to settle these awards in stock.
(2) The unvested balance translates to 1,093,139 shares of Class A common stock if converted as of September 30, 2017.
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

The following table presents the assumptions used to estimate the fair values of the stock options granted for the following period:

Valuation Input	Nine Months Ended September 30, 2017
	Assumption	Average
Historical volatility	47.20%	N/A
Risk-free rate	2.44%	N/A
Dividend yield	1.80%	N/A
Expected term (years)		6.5

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2017
(in thousands, except share data)

The following table presents the Company's stock option activity for the current period:

	Options outstanding	Weighted average exercise price (in dollars per stock option)	Weighted average grant date value (in dollars per stock option)	Options exercisable
Balance, December 31, 2016	251,237	$5.69	$2.62	—
Granted	570,627	6.65	2.91	—
Balance, September 30, 2017	821,864	$6.36	$2.82	—

Weighted average remaining contractual term at September 30, 2017 (in years)	9.1

Stock-based Compensation Expense

The following table presents the total time-based and performance-based stock-based compensation expense and the related income tax benefit recognized on the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Employee compensation and benefits	$1,135	$633	$4,275	$1,597
Professional fees (1)	—	35	—	99
Income tax benefit	(401)	(236)	(1,509)	(599)
Net stock-based compensation expense	$734	$432	$2,766	$1,097

(1)	Professional fees consist of the value of restricted stock units and options granted to persons providing services to the Company.

Additional information on total non-vested stock-based compensation is as follows:

	As of
	September 30, 2017
	Stock options	Restricted stock awards and RSUs
Unrecognized compensation cost related to non-vested awards	$1,798	$9,176
Weighted - average recognition period (in years)	3.1	1.8

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

Payments under the TSA and Administrative Services Agreement in the three and nine months ended September 30, 2017 and 2016 were not material.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2017
(in thousands, except share data)

(21) Income Taxes

The following table represents the income tax expense (benefit):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
Income tax expense (benefit)	$(2,052)		$3,712		$(2,761)		$5,298

Effective tax rate (ETR)	37.8%	(1)	32.3%	(1)	27.3%	(2)	19.2%	(3)

(1) Bears a customary relationship to the federal statutory income tax rate.

(2) Lower than the federal statutory income tax rate, primarily due a change in fair value of a contingent consideration liability, an increase in a valuation allowance on net operating losses, and various other discrete items. The ETR for the nine months ended September 30, 2017 excluding the effect of discrete items was 28.1%, which is lower than the federal statutory income tax rate, primarily due to a state tax benefit and the effect of non-controlling interests at certain subsidiaries.

(3) Lower than the federal statutory income tax rate primarily due to $4,044 of discrete tax benefits for the period, primarily related to the tax restructuring that resulted in a consolidated corporate tax group effective January 1, 2016.

(22) Commitments and Contingencies

Contractual Obligations

The table below summarizes the Company’s contractual obligations by period that payments are due:

	As of September 30, 2017
	Less than one year	1-3 years	3-5 years	More than 5 years	Total
Operating lease obligations (1)	$4,946	$14,070	$7,981	$11,972	$38,969
Total	$4,946	$14,070	$7,981	$11,972	$38,969

(1)	Minimum rental obligations for Tiptree, Care, Siena, Luxury, Reliance and Fortegra office leases.

The following table presents rent expense for the Company’s office leases recorded on the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Rent expense for office leases	$1,745	$1,630	$5,230	$4,820

In August 2017, Tiptree entered into a lease for office space. The terms of the lease are $2,322 per annum for five years starting on the one year anniversary of the commencement date. Upon the six year anniversary of the commencement date, the lease escalates to $2,520 per annum for five years. The expected commencement date is July 1, 2018.
In addition, Tiptree’s subsidiary Siena issues standby letters of credit for credit enhancements that are required by its borrower’s respective businesses. As of September 30, 2017, there was $400 outstanding relating to these letters of credit.

Litigation
The Company is a defendant in Mullins v. Southern Financial Life Insurance Co., which was filed in February 2006, in the Pike Circuit Court, in the Commonwealth of Kentucky. A class was certified in June 2010. At issue is the duration or term of coverage under certain disability and life credit insurance policies. The action alleges violations of the Consumer Protection Act and certain insurance statutes, as well as common law fraud and seeks compensatory and punitive damages, attorney fees and interest. To date, the court has not awarded sanctions in connection with Plaintiffs’ April 2012 Motion for Sanctions. In January 2015,

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2017
(in thousands, except share data)

the trial court issued an Order denying Fortegra’s motion to decertify the class, which was upheld on appeal. Following a February 2017 hearing, the court denied Fortegra’s Motion for Summary Judgment as to certain disability insurance policies but has not yet ruled on such motion with respect to the life insurance policies at issue.  In June, a new Special Master was appointed. No trial or hearings are currently scheduled.

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

(23) Earnings Per Share

The Company calculates basic net income per Class A common share based on the weighted average number of Class A common shares outstanding (inclusive of vested restricted share units). The unvested restricted share units have the non-forfeitable right to participate in dividends declared and paid on the Company’s common stock on an as vested basis and are therefore considered a participating security. The Company calculates basic earnings per share using the “two-class” method, and for the three and nine months ended September 30, 2017 and September 30, 2016, the income available to common stockholders was allocated to the unvested restricted stock units.

Diluted net income per Class A common shares for the period includes the effect of potential equity of subsidiaries as well as potential Class A common stock, if dilutive. For the three months and nine months ended September 30, 2017, the assumed exercise of all dilutive instruments were anti-dilutive and, therefore, were not included in the diluted net income per Class A common share calculation.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2017
(in thousands, except share data)

The following table presents a reconciliation of basic and diluted net income per common share for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$(3,378)	$7,838	$(7,360)	$22,273
Less:
Net income (loss) attributable to non-controlling interests	(264)	1,933	(903)	4,680
Net income allocated to participating securities	—	60	—	148
Net income (loss) attributable to Tiptree Inc. Class A common shares - basic	$(3,114)	$5,845	$(6,457)	$17,445
Effect of Dilutive Securities:
Securities of subsidiaries	—	(50)	—	(148)
Adjustments to income relating to exchangeable interests, net of tax	—	1,362	—	—
Net income (loss) attributable to Tiptree Inc. Class A common shares - diluted	$(3,114)	$7,157	$(6,457)	$17,297

Weighted average number of shares of Tiptree Inc. Class A common stock outstanding - basic	29,455,462	29,143,470	28,908,195	32,845,124
Weighted average number of incremental shares of Tiptree Inc. Class A common stock issuable from exchangeable interests and contingent considerations	—	8,087,180	—	67,392
Weighted average number of shares of Tiptree Inc. Class A common stock outstanding - diluted	29,455,462	37,230,650	28,908,195	32,912,516

Basic:
Net income (loss) attributable to Tiptree Inc. Class A common shares	$(0.11)	$0.20	$(0.22)	$0.53

Diluted:
Net income (loss) attributable to Tiptree Inc. Class A common shares	$(0.11)	$0.19	$(0.22)	$0.53
(24) Subsequent Events

On November 2, 2017, the Company’s board of directors declared a quarterly cash dividend of $0.03 per share to Class A stockholders with a record date of November 20, 2017, and a payment date of November 27, 2017.

On October 16, 2017, Fortegra completed a private placement offering of $125,000 of 8.50% Fixed Rate Resetting Junior Subordinated Notes due 2057 (the “Notes”). Substantially all of the net proceeds from the Notes were used to repay Fortegra’s existing credit facility, which was terminated thereafter. The Notes, which are issued under an indenture, are the unsecured obligations of Fortegra and rank in right of payment and upon liquidation, junior to all of Fortegra’s current and future senior indebtedness. The Notes are not obligations of or guaranteed by any of Fortegra’s subsidiaries or any other Tiptree entities. So long as no event of default has occurred and is continuing, Fortegra may defer all or part of the interest payments on the Notes on one or more occasions for up to five consecutive years per deferral period. The indenture governing the Notes contains customary affirmative and negative covenants and events of default.

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

Our specialty insurance results primarily depend on the appropriateness of our pricing, underwriting, risk retention and the accuracy of our methodology for the establishment of reserves for future policyholder benefits and claims, the returns on and values of invested assets, and our ability to estimate policy and contract renewals and run-off. While our insurance operations have historically maintained a high percentage of fees to total revenue and a relatively stable combined ratio which support steady earnings, our initiatives to change our business mix along with economic factors could generate different results than we have historically seen. In our senior living operations, occupancy levels and operational costs could impact margins.  While the aging demographics of the U.S. population generally favor seniors housing in the long term, in the short term,  imbalances in the supply and demand for available units could dampen occupancy levels and competition for qualified employees could increase payroll costs. In our asset management segment, improving business conditions and growing corporate loan demand, especially from small to medium sized businesses has generally supported growth in AUM. Slowing economic growth and/or economic uncertainty could reduce business investment and loan demand, slowing the growth in AUM and associated fees. Risk retention rules mandated by Dodd-Frank has also impacted our formation of new CLOs, while pressure to reduce management fees in more recent CLOs has slowed management fee growth.

Our profitability is affected by net investment income and realized and unrealized gains and losses. Our invested assets are held principally in fixed maturity securities, equity securities, loans, CLOs, credit investment funds, and senior living related assets. Many of our investments are held at fair value. Changes in fair value of this latter category are reported quarterly as unrealized gains or losses in revenues and can be impacted by changes in interest rates, credit risk, or market risk, including specific company or industry factors. Credit risk can impact our financial results in a number of ways, including the performance of our corporate loans, mortgage loans, holdings in CLO subordinated notes and other investments. When credit markets are performing well, loans held in our CLOs and credit fund investments may prepay, subjecting those investments to reinvestment risk. In deteriorating credit environments, default risk can impact the performance of our investments, as well as flowing through income as unrealized losses. Disruption in the credit markets can also impact our ability to raise third party funds to invest and grow our asset management fees. Our equity holdings are relatively concentrated. General equity market trends, along with company and industry specific factors can impact the fair value of our holdings and can result in unrealized gains and losses affecting our results.

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

All interim financial information included in the Management’s Discussion and Analysis of Financial Conditions and Results of Operations are unaudited.

RESULTS OF OPERATIONS
The following is a summary of consolidated financial results for the three and nine months ended September 30, 2017 and 2016. Management uses Adjusted EBITDA, on a consolidated and segment basis, and book value per share, as exchanged, as measurements of operating performance which are non-GAAP measures. Management believes the use of Adjusted EBITDA provides supplemental information useful to investors as it is frequently used by the financial community to analyze financial performance, and to analyze a company’s ability to service its debt and to facilitate comparison among companies. Adjusted EBITDA is also used in determining incentive compensation for the Company’s executive officers. Adjusted EBITDA is not a measurement of financial performance or liquidity under GAAP and should not be considered as an alternative or substitute for GAAP net income. Book value per share, as exchanged assumes full exchange of the limited partners units of TFP for Tiptree Class A common stock. Management believes the use of this financial measure provides supplemental information useful to investors as it is frequently used by the financial community to analyze company growth on a relative per share basis.

Summary Consolidated Statements of Operations

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
GAAP:	2017	2016	2017	2016
Total revenues	$164,519	$132,160	$486,297	$395,059
Net income before non-controlling interests	(3,378)	7,838	(7,360)	22,273
Net income attributable to Tiptree Inc. Class A common stockholders	(3,114)	5,905	(6,457)	17,593
Diluted earnings per share	(0.11)	0.19	(0.22)	0.53
Cash dividends paid per common share	0.03	0.025	0.09	0.075

Non-GAAP: (1)
Adjusted EBITDA	$4,776	$20,128	$23,333	$52,882
Book Value per share, as exchanged	9.67	9.93	9.67	9.93

(1)	For further information relating to the Company’s Adjusted EBITDA and book value per share, as exchanged, including a reconciliation to GAAP financials, see “—Non-GAAP Reconciliations.”

Consolidated Results of Operations

Revenues

For the three months ended September 30, 2017, the Company reported revenues of $164.5 million, an increase of $32.4 million, or 24.5%, from the three months ended September 30, 2016. For the nine months ended September 30, 2017, revenues were $486.3 million, an increase of $91.2 million, or 23.1%, from the nine months ended September 30, 2016. The primary drivers of the increase in revenues for the three and nine months were growth in earned premiums and net investment income in our specialty insurance segment, increases in rental income attributable to acquisitions of seniors housing properties and improved specialty finance originations margins, partially offset by reduced service and administrative fees, ceding commissions, and unrealized losses, as compared to prior period gains, in our specialty insurance segment investment portfolio.

Net Income before non-controlling interests

For the three months ended September 30, 2017, the Company incurred a net loss of $3.4 million compared to net income of $7.8 million in the 2016 period. The primary drivers of the decline were the unrealized losses in our specialty insurance investment portfolio in the three months ended September 30, 2017 compared to unrealized gains in the 2016 period, run-off in our older vintage CLOs resulting in reduced management fees, and reduced CLO distributions as the Company reduced its investments over the last twelve months.

For the nine months ended September 30, 2017, the Company incurred a net loss of $7.4 million compared to net income of $22.3 million in the 2016 period, a decrease of $29.6 million. The decline was primarily a result of the unrealized losses in our specialty insurance investment portfolio in the nine months ended September 30, 2017, compared to unrealized gains in the prior period, combined with increased stock-based compensation expense in the specialty insurance segment and an increase in the fair value of the contingent earn-out liability associated with our Reliance acquisition. These drivers were partially offset by reduced losses in our senior living and improved operating results in our specialty finance segments, excluding the impact of the Reliance earn-out. Additionally, the tax provision has increased year-over-year as a result of a $4.0 million tax benefit in the three months ended March 31, 2016 which was driven by the tax reorganization effective January 1, 2016. A discussion of the changes in revenues, expenses and net income is presented below and in more detail in our segment analysis.

The following table highlights certain non-cash, key drivers impacting our results for the three and nine months ended September 30, 2017 and 2016. We believe highlighting these significant, non-cash items provides useful additional information to investors. As we mentioned above, our investments are focused on a longer term investment horizon. In addition, our equity securities holdings are relatively concentrated, and are carried at fair value and marked to market through the current reporting period. As a result, we expect our earnings relating to these securities to be relatively volatile between periods in contrast to our fixed income securities, which are marked to market through AOCI, which is more consistent with the treatment used by other insurance companies. In order for investors to be able to compare the returns of both types of investments, and to the portfolio performance of other insurance companies, we are highlighting the impact attributable to the unrealized and realized gains (losses) on equity securities in the table below.
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
In connection with our acquisition of Reliance, a portion of the purchase price was contingent on Reliance’s performance in the three years post acquisition, payable in Tiptree stock to the sellers. That contingent purchase price is carried as a liability on our balance sheet and is re-valued in each period. Increases or decreases in each period flow through the income statement, and are not deductible for tax purposes. Given Reliance’s performance over the latest performance measurement period, the contingent earn-out liability has increased, with the incremental value treated as an added expense in our financial statements for the nine months ended September 30, 2017.
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
Key Non-Cash Drivers of Pre-tax Income and Adjusted EBITDA

($ in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Variance	2017	2016	Variance
Unrealized & realized gains (losses) on equity securities	$(11,125)	$1,365	$(12,490)	$(21,183)	$10,787	$(31,970)
Stock-based compensation	(1,135)	(633)	(502)	(4,275)	(1,597)	(2,678)
Reliance contingent earn-out liability (1)	422	—	422	(3,039)	—	(3,039)
Depreciation and amortization (1)	(7,775)	(6,437)	(1,338)	(23,781)	(21,899)	(1,882)

(1)	Added back to Adjusted EBITDA. For a reconciliation of Adjusted EBITDA to GAAP financials, see “—Non-GAAP Reconciliations.”

Net Income (Loss) Available to Class A Common Stockholders

For the three months ended September 30, 2017, net loss available to Class A common stockholders was $3.1 million, a decrease of $9.0 million from the prior year period. For the nine months ended September 30, 2017, net income available to Class A common stockholders was $6.5 million, a decrease of $24.1 million from the prior year period. The key drivers of net income available to Class A common stockholders were the same factors which impacted the net income before non-controlling interests.

Adjusted EBITDA

Total Adjusted EBITDA for the three months ended September 30, 2017 was $4.8 million compared to $20.1 million for the 2016 period, a decrease of $15.3 million, or 76.0%. Total Adjusted EBITDA for the nine months ended September 30, 2017 was $23.3 million compared to $52.9 million for the 2016 period, a decrease of $29.5 million, or 55.8%. The key drivers of the change in Adjusted EBITDA were the same as those which impacted our net income, excluding the increase in the Reliance earn-out and the year-over-year change in the tax provision. See “— Non-GAAP Reconciliations” for a reconciliation to GAAP net income.

Book Value per share, as exchanged

As exchanged book value per share for the period ended September 30, 2017 was $9.67, down from $9.93 as of September 30, 2016. The key drivers of the year-over-year impact were increases from trailing twelve month diluted earnings per share and re-purchases of 1.0 million shares at an average 28% discount to book value. Those increases were more than offset by cumulative dividends paid of $0.115, officer and director compensation share issuances over the last twelve months and the exercise of the Tricadia Option in June 2017 resulting in 1.5 million shares being issued at $5.36 per share. Given the strike price of the option, the impact was a $0.19 reduction to book value per share.

Results by Segment
Effective December 31, 2016, Tiptree realigned the principal investments formerly reported in the corporate and other segment into their new reportable segments to align with the Company’s operating strategy. The table below reflects the credit and equity investments contributed to our insurance subsidiary in the specialty insurance segment and the CLO subordinated notes and related warehouse income in the asset management segment for the three and nine months ended September 30, 2017 and 2016.

Pre-tax Income by Segment

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Specialty insurance	$(2,345)	$10,659	$1,724	$35,627
Asset management	2,973	6,475	13,083	14,672
Senior living	(1,535)	(473)	(5,359)	(5,487)
Specialty finance	2,595	4,181	2,629	5,510
Corporate and other	(7,118)	(9,292)	(22,198)	(22,751)
Pre-tax income	$(5,430)	$11,550	$(10,121)	$27,571

Adjusted EBITDA by Segment - Non-GAAP (1)

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Specialty insurance	$2,318	$14,220	$15,566	$45,556
Asset management	2,973	6,475	13,083	14,672
Senior living	2,859	2,869	8,293	7,194
Specialty finance	2,382	4,479	6,288	6,327
Corporate and other	(5,756)	(7,915)	(19,897)	(20,867)
Adjusted EBITDA	$4,776	$20,128	$23,333	$52,882

(1)	For further information relating to the Company’s Adjusted EBITDA, including a reconciliation of the Company’s segments’ Adjusted EBITDA to GAAP pre-tax income, see “—Non-GAAP Reconciliations.”

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

Operating Results

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Net earned premiums	$96,073	$47,609	$272,781	$138,516
Service and administrative fees	24,018	25,842	70,861	84,421
Ceding commissions	2,513	1,397	6,801	22,645
Net investment income	3,840	3,307	12,032	8,409
Net realized and unrealized gains (losses)	(8,554)	3,745	(13,618)	12,767
Other income	824	730	2,874	1,985
Total revenues	$118,714	$82,630	$351,731	$268,743
Expenses:
Policy and contract benefits	31,570	25,881	94,364	72,436
Commission expense	63,066	24,032	176,405	91,906
Employee compensation and benefits	10,073	9,180	30,800	28,065
Interest expense	3,499	2,322	10,534	6,018
Depreciation and amortization expenses	3,134	3,032	9,625	10,414
Other expenses	9,717	7,524	28,279	24,277
Total expenses	$121,059	$71,971	$350,007	$233,116
Pre-tax income (loss)	$(2,345)	$10,659	$1,724	$35,627

Results

Our specialty insurance segment is currently expanding product lines in an effort to increase the duration of our products and increase investable assets. As part of this process, the business is investing in products and people to grow warranty and program products, while maintaining a leading position in the credit protection space. That, combined with the earnings performance of the investment portfolio, are key drivers in comparing 2017 versus 2016 results. The combination of unearned premiums and deferred revenue on the balance sheet are key indicators of volume growth and contract duration extension which over the trailing twelve months has increased by 12.7% from $469.3 million as of September 30, 2016 to $529.0 million as of September 30, 2017.

In the fourth quarter of 2016, our captive reinsurance subsidiary replaced a third party as reinsurer of certain credit protection products, thus avoiding reinsurance costs and gaining additional investment flexibility. This transaction was consistent with our strategy to grow underwriting and investment profits at our specialty insurance subsidiaries. As a result, several income statement line items increased for the three and nine months ended September 30, 2017 when compared to prior periods including earned premiums, commission expense and policy and contract benefits, partially offset by the decline in ceding commissions.

The application of push-down accounting to the acquisition of Fortegra resulted in purchase price accounting adjustments (Value of Business Acquired or “VOBA”) whereby deferred service and administrative fees and costs associated with deferred commission expense on acquired contracts were recognized differently from those related to newly originated contracts. For the nine months ended September 30, 2017 and 2016, the VOBA impacts on pre-tax income were modest at $1.0 million and $1.5 million, respectively. Where significant to the period over period comparisons of revenue and expense, VOBA impacts are discussed separately below.

For the three months ended September 30, 2017, the specialty insurance segment incurred a pre-tax loss of $2.3 million, a decrease of $13.0 million over the prior year operating results. The primary drivers of the decline in results were associated with our investment portfolio including a period-over-period reduction in net realized and unrealized gains and losses of $12.3 million, increases in interest expense of $1.2 million primarily associated with asset-based interest expense in the investment portfolio, partially offset by increases in net investment income of $0.5 million. From insurance operations, underwriting margins were up $3.1 million compared to prior year partially offset by increases in employee payroll and compensation of $0.9 million and increases in other expenses of $2.2 million related to premium tax related to the growth in written premiums.

Pre-tax income was $1.7 million for the nine months ended September 30, 2017, a decrease of $33.9 million, or 95.2%, over the prior year operating results. The primary drivers of the decline in results were associated with our investment portfolio including period-over-period reductions in net realized and unrealized gains and losses of $26.4 million, increases in interest expense of $4.5 million primarily associated with asset-based interest expense in the investment portfolio, partially offset by increases in net investment income of $3.6 million. Insurance operations results were down versus prior year driven primarily by increases in stock-based compensation expense of $2.7 million and increased other expenses of $4.0 million primarily related to premium tax, which was partially offset by increased underwriting margin of $2.4 million.

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

Total revenues were $118.7 million for the three months ended September 30, 2017, up $36.1 million, or 43.7%, over the prior year period. The increase was primarily driven by an increase in earned premiums of $48.5 million, or 101.8%, which were partially offset by decreases in service and administrative fees of $1.8 million, or 7.1%, and ceding commissions of $1.1 million. For the nine months ended September 30, 2017, total revenues were $351.7 million, up $83.0 million, or 30.9%, over the prior year period. The increase was primarily driven by an increase in earned premiums of $134.3 million, or 96.9%, and other income of $0.9 million, which were partially offset by decreases in service and administrative fees of $13.6 million, or 16.1%, and ceding commissions of $15.8 million. For both periods, the increase in earned premiums was driven by growth in our credit protection and warranty products with the primary driver being our captive reinsurance subsidiary replacing a third party as reinsurer of certain credit protection products. Ceding commissions declines are consistent with this strategy to retain a higher portion of written business which results in less revenues from experience refunds. Service and administrative fees are lower year-over-year primarily from a reduction in fee-related revenues on our mobile protection and roadside assistance products.

The revenues on the investment portfolio, including net investment income and realized and unrealized gains, were a loss of $4.7 million for the three months ended September 30, 2017 compared to income of $7.1 million in the 2016 period, a decrease of $11.8 million. For the nine months ended September 30, 2017, revenues on the investment portfolio, including net investment income and realized and unrealized gains, were a loss of $1.6 million compared to $21.2 million of income in the 2016 period, a decrease of $22.8 million. See “—Specialty Insurance Investment Portfolio” for further discussion of the investment results.

Expenses

Total expenses include policy and contract benefits, commissions expense and operating expenses. For the three months ended September 30, 2017, total expenses were $121.1 million compared to $72.0 million in the 2016 period. For the nine months ended September 30, 2017, total expenses were $350.0 million compared to $233.1 million in the 2016 period. The primary drivers of the increase were policy and contract benefits and commission expense as net written premiums increased over the 2016 period.

There are two types of expenses for claims payments under insurance and warranty service contracts which are included in policy and contract benefits: member benefit claims and net losses and loss adjustment expenses. Member benefit claims represent the costs of services and replacement devices incurred in car club and warranty protection service contracts. Net losses and loss adjustment expenses represent actual insurance claims paid, changes in unpaid claim reserves, net of amounts ceded, and the costs of administering claims for credit life and other insurance lines, such as non-standard auto. Incurred claims are impacted by loss frequency, which is a measure of the number of claims per unit of insured exposure, and loss severity, which is based on the average size of claims. Factors affecting loss frequency and loss severity include changes in claims reporting patterns, claims settlement patterns, judicial decisions, economic conditions, morbidity patterns and the attitudes of claimants towards settlements. For the three months ended September 30, 2017, policy and contract benefits were $31.6 million, up $5.7 million from the prior year. For the nine months ended September 30, 2017, policy and contract benefits were $94.4 million, up $21.9 million from the prior year primarily as a result of increased retention in our credit protection and program products.

Commission expense is incurred on most product lines, the majority of which are retrospective commissions paid to distributors and retailers selling our products, including credit insurance policies, motor club memberships, mobile device protection and warranty service contracts. Credit insurance commission rates are, in many cases, set by state regulators and are also impacted by market conditions and retention levels. Total commission expense for three months ended September 30, 2017 was $63.1 million compared to $24.0 million in 2016. Total commission expense for nine months ended September 30, 2017 was $176.4 million compared to $91.9 million in 2016. The primary drivers of the increase were the commission expense associated with the higher retention rate on our credit protection products along with VOBA purchase accounting impacts.

Operating expenses are composed of employee compensation and benefits, interest expense, depreciation and amortization expenses and other expenses. For the three months ended September 30, 2017, operating expenses were $26.4 million compared to $22.1 million in the 2016 period. For the nine months ended September 30, 2017, operating expenses were $79.2 million compared to $68.8 million in the 2016 period. The increases for the three and nine months were driven primarily by increased stock-based compensation, increased premium taxes as written premiums grow, and increased interest expense on asset based borrowings within the insurance investment portfolio. For the nine months ended September 30, 2017 total employee compensation and benefits were $30.8 million, up $2.7 million from 2016 primarily as a result of increased stock based compensation expense. Interest expense of $10.5 million in nine months ended September 30, 2017 increased by $4.5 million versus the prior year, primarily from increased asset based borrowings on certain investments within the investment portfolio. Other expenses for the nine months ended September 30, 2017 were $28.3 million, up $4.0 million from 2016 primarily as a result of increased premium taxes as written and earned premiums grew. Depreciation and amortization expense was lower year-over-year as a result of the decline in VOBA purchase accounting impact from the amortization of the fair value attributed to the insurance policies and contracts acquired, which was $0.2 million for the nine months ended September 30, 2017 versus $3.0 million for the prior year period. This was partially offset by amortization of other intangibles including customer relationships and trade names.

Insurance Operating Ratios

We use the combined ratio as an insurance operating metric to evaluate our underwriting performance, both overall and relative to peers. Expressed as a percentage, it represents the relationship of policy and contract benefits, commission expense (net of ceding commissions), employee compensation and benefits, and other expenses to net earned premiums, service and administrative fees, and other income. Investors use this ratio to evaluate our ability to profitably underwrite the risks we assume over time and manage our operating costs. A combined ratio less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss. Since VOBA purchase accounting adjustments impact revenues and expenses related to acquired contracts differently from newly originated, we also show the combined ratio on an as adjusted basis, eliminating the accounting effects of VOBA. Management believes showing an as adjusted combined ratio provides useful information to investors to compare period-over-period operating results. Following is a summary of these performance metrics for the three and nine months ended September 30, 2017 and 2016.

Operating Ratios

	Three Months Ended September 30,		Nine Months Ended September 30,
Insurance operating ratios:	2017	2016	2017	2016
Combined ratio	92.6%	87.9%	93.2%	86.3%
As adjusted Combined ratio - Non-GAAP (1)	92.8%	89.4%	93.6%	88.5%
(1) For further information relating to the Company’s as adjusted combined ratio, including a reconciliation to GAAP financials, see “—Non-GAAP Reconciliations.”

The as adjusted combined ratios were 92.8% and 93.6% for the three and nine months ended September 30, 2017, compared to 89.4% and 88.5% for the corresponding prior year periods. The increases across both the three and nine months were driven primarily by the higher retention impacting underwriting margins and higher premium tax, combined with the increased stock based compensation mentioned above. These factors caused the combined ratio to deteriorate modestly in the nine month period.

Key Operating Metrics and Non-GAAP Operating Results

Adjusted EBITDA

Adjusted EBITDA was $2.3 million and $15.6 million for the three and nine months ended September 30, 2017, compared to $14.2 million and $45.6 million for the comparable prior year periods. Net portfolio income from the investment portfolio was a loss of $6.4 million and $6.7 million for the three and nine months ended September 30, 2017, compared to income of $6.4 million and $19.5 million in the respective prior year periods. Adjusted EBITDA from insurance underwriting operations was $8.7 million and $22.3 million for the three and nine months ended September 30, 2017 compared to $7.9 million and $26.1 million for the respective prior year periods. The increase for the three months and decrease for the nine months were driven by the same factors discussed above under “Results.” See “—Non-GAAP Reconciliations” for a reconciliation to GAAP pre-tax income.

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

Product Underwriting Margin - Non-GAAP

The following tables present product specific revenue and expenses within the specialty insurance segment for the three and nine months ended September 30, 2017 and 2016. As mentioned above, we generally limit the underwriting risk we assume through the use of both reinsurance (e.g., quota share and excess of loss) and retrospective commission agreements with our partners (e.g., commissions paid adjust based on the actual underlying losses incurred), which manage and mitigate our risk. Period-over-period comparisons of revenues are often impacted by the PORCs and distribution partners choice as to whether to retain risk, specifically with respect to the relationship between service and administration expenses and ceding commissions, both components of revenue, and the offsetting policy and contract benefits and commissions paid to our partners and reinsurers. Generally, when losses are incurred, the risk which is retained by our partners and reinsurers is reflected in a reduction in commissions paid. In order to better explain to investors the net financial impact of the risk retained by the Company of the insurance contracts written and the impact on profitability, we use the Non-GAAP metric - As Adjusted Underwriting Margin. For the same reasons that we adjust our combined ratio for the effects of purchase accounting, VOBA impacts can also mask the actual relationship between revenues earned and the offsetting reductions in commissions paid, and thus the period-over-period net financial impact of the risk retained by the Company. As such, we believe that presenting underwriting margin provides useful information to investors and aligns more closely to how management measures the underwriting performance of the business.

Written Premium Metrics and As Adjusted Underwriting Margin - Non-GAAP

	Three Months Ended September 30,
($ in thousands)	Credit Protection		Warranty		Programs		Services and Other		Insurance Total
	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Gross written premiums	$149,115	$132,111	$25,530	$16,618	$34,512	$32,674	$11	$8	$209,168	$181,411
Net written premiums	96,375	30,987	17,217	13,142	5,418	11,884	—	—	119,010	56,013

As Adjusted Revenues:
Net earned premiums	$78,951	$29,173	$10,900	$9,139	$6,222	$9,297	$—	$—	$96,073	$47,609
Service and administrative fees	10,434	10,865	9,409	11,788	2,721	2,504	1,690	1,819	24,254	26,976
Ceding commissions	2,523	1,465	—	1	—	—	—	—	2,523	1,466
Other income	135	71	—	(22)	—	5	689	676	824	730
Less product specific expenses:
Policy and contract benefits	14,420	7,918	11,694	10,099	5,456	7,900	—	(36)	31,570	25,881
Commission expense	59,949	18,386	2,287	5,979	1,178	1,611	190	176	63,604	26,152
As Adjusted underwriting margin (1)	$17,674	$15,270	$6,328	$4,828	$2,309	$2,295	$2,189	$2,355	$28,500	$24,748

Total gross written premiums for the three months ended September 30, 2017 were $209.2 million, an increase of $27.8 million, or 15.3%, from the prior year period. The amount of business retained was 56.9%, up from 30.9% in the prior year period as the Company retained more risk in 2017 than 2016. Total net premiums written were $119.0 million, up $63.0 million over prior year, or 112.5%. Credit protection net premiums written for the three months ended September 30, 2017 were $96.4 million, higher than the prior year period by $65.4 million. The increase in retention and net written premiums was consistent with the Company’s strategy and was largely driven by our captive reinsurer retaining credit protection products as discussed above. Warranty product net written premiums were $17.2 million, up $4.1 million and program products were $5.4 million, down $6.5 million from prior year period, primarily driven by the run-off of certain non-standard auto programs.

As adjusted underwriting margin for the three months ended September 30, 2017 was $28.5 million, up from $24.7 million in 2016. Credit protection increased by $2.4 million primarily from increased product retention over 2016. Warranty increased by $1.5 million driven by increased policies written for furniture, appliances and auto products. The amount of warranty product ceded year-over-year increased as we enter new products and continue to build our underwriting performance and relationships with distributors. Programs written premiums declined as we continue to run-off non-core specialty programs that did not meet underwriting performance standards. We believe there are additional opportunities to expand our warranty and programs insurance business model to other niche products and markets.

	Nine Months Ended September 30,
($ in thousands)	Credit Protection		Warranty		Programs		Services and Other		Insurance Total
	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Gross written premiums	371,123	364,842	83,075	44,078	106,348	131,306	23	21	560,569	540,247
Net written premiums	238,658	90,212	44,641	35,045	19,025	27,120	—	—	302,324	152,377

As Adjusted Revenues:
Net earned premiums	$221,080	$88,192	$31,525	$27,394	$20,176	$22,930	$—	$—	$272,781	$138,516
Service and administrative fees	31,204	33,975	27,330	41,093	8,108	8,577	4,961	5,752	71,603	89,397
Ceding commissions	6,847	23,018	—	2	—	—	—	1	6,847	23,021
Other income	338	199	—	64	—	5	2,536	1,717	2,874	1,985
Less product specific expenses:
Policy and contract benefits	44,226	21,727	32,406	30,529	17,548	20,172	184	8	94,364	72,436
Commission expense	165,990	76,707	7,919	20,280	3,747	4,036	641	377	178,297	101,400
As Adjusted underwriting margin (1)	$49,253	$46,950	$18,530	$17,744	$6,989	$7,304	$6,672	$7,085	$81,444	$79,083
(1) For further information relating to the Company’s adjusted underwriting margin, including a reconciliation to GAAP financials, see “—Non-GAAP Reconciliations.”

Total gross written premiums for the nine months ended September 30, 2017 were $560.6 million, which represented an increase of $20.3 million, or 3.8%, from the prior year period. The amount of business retained was 53.9%, up from 28.2% in the prior year period. Total net premiums written for the nine months ended September 30, 2017 were $302.3 million, up $149.9 million, or 98.4%. Credit protection net premiums written for the nine months ended September 30, 2017 were $238.7 million, higher than the prior year period by $148.4 million. For the nine months ended September 30, 2017, warranty product net written premiums were $44.6 million, up $9.6 million from 2016 and program products were $19.0 million, down $8.1 million from the 2016 period. The factors that drove the variances were the same for the three and nine months.

As adjusted underwriting margin for the nine months ended September 30, 2017 was $81.4 million, up from $79.1 million in 2016. Credit protection as adjusted underwriting margin was $49.3 million, an increase from 2016 results by $2.3 million, or 4.9%. As adjusted underwriting margin for warranty products was $18.5 million for 2017, up $0.8 million, or 4.4%, from 2016. The effects experienced in previous periods from our mobile protection products has slowed, and was more than offset by growth in furniture, appliances, and auto warranty business. Programs as adjusted underwriting margin for 2017 was $7.0 million, down 4.3% from 2016, as certain non-standard auto programs were exited over the last year. We believe our warranty service contracts and light commercial programs provide opportunity for growth through expanded product offerings, new clients and geographic expansion. Services and other contributed $6.7 million in 2017, down $0.4 million from 2016 as certain business processing services are in run-off.

Policy and contract benefits, which include net losses, loss adjustments and member benefit claims, were $94.4 million for the nine months ended September 30, 2017, up $21.9 million period-over-period. The increase in net losses over the prior year period was a function of growth in earned premiums, including the contract assumptions mentioned above, partially offset by lower claims in mobile devices consistent with the decline in written premiums.

Commission expense, excluding the impacts of VOBA, was $178.3 million for the nine months ended September 30, 2017, up $76.9 million, driven primarily by the increase in retention of credit insurance products, partially offset by declines in commissions related to the mobile protection and other warranty products.

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

In managing our investment portfolio we analyze net investments and net portfolio income, which are non-GAAP measures. Our presentation of net investments equals total investments plus cash and cash equivalents minus asset based financing related to certain investments. Our presentation of net portfolio income equals net investment income plus realized and unrealized gains and losses and minus interest expense associated with asset based financing of investments. Net investments and net portfolio income are used to calculate average annualized yield, which is one of the measures management uses to analyze the profitability of our investment portfolio. Management believes this information on a cumulative basis is useful since it allows investors to evaluate the performance of our investment portfolio based on the capital at risk and on a non-consolidated basis. Our calculation of net investments and net portfolio income may differ from similarly titled non-GAAP financial measures used by other companies. Net investments and net portfolio income are not measures of financial performance or liquidity under GAAP and should not be considered a substitute for total investments or net investment income. See “—Non-GAAP Reconciliations” for a reconciliation to GAAP total investments and investment income.
Specialty Insurance Investment Portfolio - Non-GAAP

($ in thousands)			As of September 30,
			2017	2016
Cash and cash equivalents (1)			$60,199	$4,402
Available for sale securities, at fair value			164,093	137,195
Equity securities, trading, at fair value			28,106	44,670
Loans, at fair value (2)			84,493	101,383
Real estate, net			23,106	10,233
Other investments			3,956	4,012
Net investments			$363,953	$301,895

(1) Cash and cash equivalents, plus restricted cash, net of due from/due to brokers on consolidated loan funds, see “—Non-GAAP Reconciliations”, for a reconciliation to GAAP financials.
(2) Loans, at fair value, net of asset based debt, see “—Non-GAAP Reconciliations”, for a reconciliation to GAAP financials.

Specialty Insurance Net Investment Portfolio Income - Non-GAAP

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net investment income	$3,840	$3,307	$12,032	$8,409
Realized gains (losses)	1,462	1,056	6,425	4,187
Unrealized gains (losses)	(10,016)	2,689	(20,042)	8,580
Interest expense	(1,678)	(697)	(5,143)	(1,708)
Net portfolio income	$(6,392)	$6,355	$(6,728)	$19,468
Average Annualized Yield % (1)	(7.2)%	8.3%	(3.7)%	8.5%
(1) Average Annualized Yield % represents the ratio of annualized net investment income, realized and unrealized gains (losses) less investment portfolio interest expense to the average of the prior two quarters total investments less investment portfolio debt plus cash, but does not reflect the cumulative return on the portfolio.

Net investments of $364.0 million have grown 20.6% from September 30, 2016 through a combination of internal growth, increased retention of premiums written, and assets contributed by the Company to further capitalize Fortegra.

Our net investment income includes interest, dividends and rental income, net of investment expenses, on our invested assets. We report net realized gains and losses on our investments separately from our net investment income. Net realized gains occur when we sell our investment securities for more than their costs or amortized costs, as applicable. Net realized losses occur when we sell our investment securities for less than their costs or amortized costs, as applicable, or we write down the investment securities as a result of other-than-temporary impairment. We report net unrealized gains (losses) on securities classified as available-for-sale separately within accumulated other comprehensive income on our balance sheet. For loans, at fair value, and equity securities classified as trading securities, we report unrealized gains (losses) within net realized gains (losses) on investment on the condensed consolidated statement of income. The treatment of loans at fair value, primarily related to our credit asset investments and non-performing loans, and equity securities, is currently different from most other insurance companies.

For the three months ended September 30, 2017, the net investment portfolio loss was $6.4 million compared to $6.4 million of income in the comparable 2016 period. The decline was driven by $10.0 million of unrealized losses in the 2017 period compared to $2.7 million of unrealized gains in the 2016 period of which $11.1 million of unrealized losses were attributable to fair market valuations on publicly traded equity positions. This decline was partially offset by increases in net investment income of $0.5 million as the loans, equities and real estate continue to yield positive interest, dividend and rental income, along with increases in realized gains of $0.4 million primarily from gains on sales of our non-performing residential loans.

For the nine months ended September 30, 2017, the net investment portfolio loss was $6.7 million compared to $19.5 million of income in the comparable 2016 period. The average annualized yield for the nine months declined from 8.5% in 2016 to (3.7)% in 2017 as a result of year to date unrealized losses of $20.0 million compared to unrealized gains of $8.6 million in 2016. For the nine month period, fair market valuation on equities resulted in $21.2 million of unrealized losses. In addition, interest expense increased by $3.4 million as a result of increased borrowings on credit asset investments and non-performing loans. Those factors were partially offset by increases in net investment income of $3.6 million, as interest and dividend payments improved year-over-year, and realized gains improved by $2.2 million, from gains on sales of our non-performing residential loans.

Asset Management

The Company’s asset management segment earns revenues from CLOs under management, including management fees, distributions and realized and unrealized gains on the Company’s holdings of CLO subordinated notes. Also included in the segment are the management fees, investment earnings and costs associated with our legacy tax-exempt securities business, CLO warehouse facilities and our credit hedging strategies. As of September 30, 2017, total fee earning AUM was $1.6 billion, which was down from $1.9 billion as of September 30, 2016 as the run-off in our older CLOs have not been replaced with new AUM. Total investment in CLO subordinated notes and management fee participation rights, at fair market value, as of September 30, 2017 was $20.2 million, down from $52.4 million as of September 30, 2016. In January 2017, the Company sold its investment in Telos 5 for consideration of $15.9 million which resulted in deconsolidation for the 2017 period. In August 2017, the Company liquidated Telos 7 for $21.9 million which resulted in deconsolidation of the assets and liabilities. Many of the Telos 7 assets were sold to a refinanced Telos 3. For risk retention purposes, we purchased a vertical tranche of Telos 3 in the insurance investment portfolio.

Operating Results

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Net realized and unrealized gains (losses)	$(349)	$695	$839	$226
Management fee income	1,541	3,839	6,578	7,497
Other income	256	212	822	3,031
Total revenue	$1,448	$4,746	$8,239	$10,754

Expenses:
Employee compensation and benefits	889	2,267	3,953	4,861
Interest expense	5	—	7	746
Other expenses	164	36	589	524
Total expenses	$1,058	$2,303	$4,549	$6,131
Net income attributable to consolidated CLOs	2,583	4,032	9,393	10,049
Pre-tax income (loss)	$2,973	$6,475	$13,083	$14,672

Results

For the three months ended September 30, 2017, pre-tax income was $3.0 million, down from $6.5 million in the prior year period. This decline was driven by reduced income from consolidated CLOs, primarily related to reductions in distributions on the subordinated notes as a result of sales and liquidation, and reduced management and incentive fees from our older vintage CLOs. This was partially offset by favorable realized gains on the liquidation of Telos 7 (which is embedded in the net income attributable to consolidated CLOs) and reduced incentive compensation expense.

Pre-tax income was $13.1 million for the nine months ended September 30, 2017 compared to $14.7 million for the 2016 period, a decrease of $1.6 million primarily driven by declining management fees on older vintage CLOs and reduced subordinated note distributions as our investments declined. Expenses for the 2017 period were $4.5 million compared to $6.1 million for the 2016 period, primarily driven by decreases in interest expense associated with the Telos 7 warehouse and decreases in employee incentive compensation as management and incentive fees decreased period-over-period. Net income attributable to consolidated CLOs was down $0.7 million primarily due to reductions in subordinated note distributions, partially offset by favorable fair value marks on our CLO subordinated notes in the 2017 period as compared to the 2016 period.

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

As Adjusted Revenues (1)

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
As Adjusted Revenues:
Management fees	$1,852	$4,582	$7,616	$9,666
Distributions	2,168	4,368	6,560	11,058
Realized and unrealized gains (losses)	11	(339)	3,443	(2,824)
Other income	—	167	13	2,903
Total as adjusted revenues	$4,031	$8,778	$17,632	$20,803

(1)	For further information relating to the Asset Management as adjusted revenues, including a reconciliation to GAAP revenues, see “Non-GAAP Reconciliations”.

Fee earning AUM has declined as older CLO vintages run-off, which has resulted in reduced base management fees. Incentive fees have decreased as performance fees within the Telos 1 and 2 CLOs run-off. Our investments in subordinated notes of the CLOs have also declined, which resulted in lower distributions period-over-period. Realized and unrealized gains were favorable as a result of the gain on sale of Telos 5 and Telos 7, and unrealized mark to market gains on our remaining CLO subordinated notes and other investments for year to date 2017 as compared to an unrealized loss in the 2016 period. Other income includes legacy tax-exempt securities, CLO warehouse facilities and our credit hedging strategies which declined year-over-year as those products were in place in the 2016 period and not in the 2017 period.

For the three months ended September 30, 2017, as adjusted revenues were $4.0 million compared to $8.8 million for the same period in 2016. The decrease was driven primarily by reductions in base management and incentive fees of $2.7 million, and lower distributions of $2.2 million and other income of $0.2 million, partially offset by improved realized and unrealized gains on CLO subordinated notes and other investments of $0.4 million.

For the nine months ended September 30, 2017, as adjusted revenues were $17.6 million compared to $20.8 million for the same period in 2016. The decrease was driven primarily by reductions in base management and incentive fees of $2.1 million, and lower distributions of $4.5 million and other income of $2.9 million, partially offset by favorable realized and unrealized gains on CLO subordinated notes and other investments of $6.3 million.

Adjusted EBITDA

Adjusted EBITDA was $3.0 million and $13.1 million for the three and nine months ended September 30, 2017, respectively, compared to $6.5 million and $14.7 million for the comparable prior year periods. The decrease for both the quarter and for the year to date was driven by the same factors discussed above under “Results.” See “—Non-GAAP Reconciliations” for a reconciliation to GAAP pre-tax income.

Senior Living

We operate our senior living segment through Care which is focused on investing in seniors housing properties including senior apartments, independent living, assisted living, memory care and to a lesser extent, skilled nursing facilities. As of September 30, 2017, Care’s portfolio consists of 40 properties across 10 states primarily in the Mid-Atlantic and Southern United States comprised of 22 Triple Net Lease (“NNN”) Properties and 18 Managed Properties. Additionally, Care manages one property within our specialty insurance investment portfolio on behalf of Fortegra.

In Triple Net Lease Properties, we own between 90-100% of the real estate and enter into a long term lease with an operator who is typically responsible for bearing operating costs, including maintenance, utilities, taxes, insurance, repairs and capital improvements. The operations of the Triple Net Lease Properties are not consolidated since we do not manage or own the underlying operations. For Triple Net Lease Properties’ operations, we recognize primarily rental income from the lease since substantially all expenses are passed through to the tenant. In Managed Properties, we generally own between 65-90% of both the real estate and the operations with affiliates of the management company owning the remainder. We therefore consolidate all of the assets, liabilities, income and expense of the Managed Properties operations in segment reporting. For the three and nine months ended September 30, 2017 and 2016, operating results include amounts attributable to non-controlling interests related to our Managed Properties.

Operating Results

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Net realized and unrealized gains (losses)	$—	$51	$—	$—
Rental and related revenue	19,170	15,371	54,819	43,389
Other income	413	273	1,108	815
Total revenue	$19,583	$15,695	$55,927	$44,204

Expenses:
Employee compensation and benefits	7,723	6,270	22,499	17,661
Interest expense	3,609	2,271	9,309	6,220
Depreciation and amortization expenses	4,369	3,094	13,350	10,634
Other expenses	5,417	4,533	16,128	15,176
Total expenses	$21,118	$16,168	$61,286	$49,691
Pre-tax income (loss)	$(1,535)	$(473)	$(5,359)	$(5,487)

Results

In 2017, twelve properties were acquired (two Managed Properties and ten Triple Net Lease Properties) for an aggregate purchase price of $80.7 million, bringing our total purchase price of the 40 properties to $407.6 million, excluding transaction costs. Ten of those properties were acquired in the second quarter of 2017. For the three months ended September 30, 2017, our senior living segment incurred a pre-tax loss of $1.5 million compared with a pre-tax loss of $0.5 million for the same period in 2016. For the nine months ended September 30, 2017, we incurred a pre-tax loss of $5.4 million compared with a pre-tax loss of $5.5 million for the same period in 2016. The properties acquired in the last twelve months have generated higher rental and related revenue year-over-year, however the higher revenues have been offset by additional expenses as a consequence of the acquisition of these properties. For the three months ended September 30, 2017, the additional operating costs, interest expense, and depreciation and amortization outpaced the incremental revenues from the acquired properties. For the nine months ended September 30, 2017, the primary driver of the lower loss compared to 2016 was an unrealized expense of $1.4 million related to interest rate swaps in the first quarter of 2016.

Revenues

Revenues were $19.6 million for the three months ended September 30, 2017, compared with $15.7 million for the 2016 period, an increase of $3.9 million, or 24.8%. The increase in rental and related revenue was primarily due to the fourteen properties acquired over the last twelve months (three Managed Properties, eleven Triple Net Leases). For the nine months ended September 30, 2017, revenues were $55.9 million compared with $44.2 million for the 2016 period, an increase of $11.7 million, or 26.5%. The increase in rental and related revenue was primarily due to the facilities acquired since the first quarter of 2016, including twelve properties acquired in 2017 and four properties acquired in 2016. The three and nine month revenues increases as a result of acquisitions were partially offset by declining rental and related income resulting from reduced occupancy levels in 2016 at properties undergoing renovations and capital upgrades. These upgrades were completed in the first quarter of 2017, but occupancy and rental income has not yet recovered to stabilized levels.

Expenses

Expenses are comprised of interest expenses on borrowings, payroll expenses (including employees of the managers at each of Care’s Managed Properties), professional fees, depreciation and amortization of properties and leases acquired and other expenses.

Expenses for the three months ended September 30, 2017 were $21.1 million, compared with $16.2 million for 2016, an increase of $5.0 million, or 30.6%. The primary increases period-over-period primarily related to acquired properties and include property operating expenses of $2.1 million (including employee compensation and benefits and other expenses at the managed properties), interest expense of $1.3 million, depreciation and amortization expenses of $1.3 million, and payroll and other costs of $0.2 million. The increase in property operating expenses was primarily attributable to consolidation of the expenses of the three Managed Properties acquired in the last twelve months.

Expenses for the nine months ended September 30, 2017 were $61.3 million, compared with $49.7 million for 2016, an increase of $11.6 million, or 23.3%. The primary increases period-over-period include property operating expenses of $7.0 million (including employee compensation and benefits and other expenses at the managed properties), interest expense of $3.1 million and depreciation and amortization expenses of $2.7 million. The increase in property operating expenses was primarily attributable to consolidation of the expenses of the two Managed Properties acquired in the first quarter of 2016 and the three Managed Properties acquired in the last fifteen months.

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

Product NOI - Non-GAAP (1)

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Triple Net Leases	$3,371	$1,844	$8,218	$5,533
Managed Properties	4,071	3,927	12,024	10,256
Segment NOI	$7,442	$5,771	$20,242	$15,789

Managed Property NOI Margin % (2)	25.8%	29.0%	25.8%	27.1%

(1)	For further information relating to the Senior Living NOI, including a reconciliation to GAAP pre-tax income, see “—Non-GAAP Reconciliations.”

(2)	NOI Margin % is the relationship between Managed Property segment NOI and Rental and related revenue.

NOI was $7.4 million for the three months ended September 30, 2017, compared with $5.8 million in the prior year period, an increase of $1.7 million, or 29.0%. For the nine months ended September 30, 2017, NOI was $20.2 million, compared with $15.8 million in the prior year period, an increase of $4.5 million, or 28.2%. The primary drivers of improvement in NOI in both periods was an increase in rental revenue from newly acquired properties partially offset by the associated increase in property operating expenses. Several of our recent acquisitions included properties that the Company and its operating partners are enhancing through renovation projects and other capital upgrades in an effort to grow revenue and to allow them to operate more efficiently. As indicated in the table above, NOI margins on Managed Properties declined from 29.0% to 25.8% for the three months year-over-year and 27.1% to 25.8% for the nine months year-over-year. This decline was a result of dampened revenues as occupancy declined during these periods of renovation and capital upgrades, with the resulting ramp up of leasing revenues post-upgrade not yet completed. As the more recently acquired facilities ramp up and stabilize, we expect our results to reflect additional NOI margin improvements.

Adjusted EBITDA

Adjusted EBITDA was $2.9 million and $8.3 million for the three and nine months ended September 30, 2017, respectively, compared to $2.9 million and $7.2 million in the three and nine months ended September 30, 2016, driven primarily by increases in NOI partially offset by increased interest expense on new acquisitions. See “—Non-GAAP Reconciliations” for a reconciliation to GAAP pre-tax income.

Specialty Finance

The specialty finance segment is comprised of our mortgage origination business, including, Reliance, which is 100% owned by us and Reliance management, and Luxury, which is 67.5% owned by us, and the lending operations of Siena, a commercial asset-based finance company, which is 62% owned by us.

Operating Results

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Net realized and unrealized gains (losses)	$16,700	$21,682	$48,029	$49,499
Other income	8,276	7,331	22,296	18,291
Total revenue	$24,976	$29,013	$70,325	$67,790

Expenses:
Employee compensation and benefits	14,631	16,865	42,434	41,801
Interest expense	1,949	1,932	4,743	4,352
Depreciation and amortization expenses	209	248	620	665
Other expenses	5,592	5,787	19,899	15,462
Total expenses	$22,381	$24,832	$67,696	$62,280
Pre-tax income (loss)	$2,595	$4,181	$2,629	$5,510

Results

For the three months ended September 30, 2017, the specialty finance segment contributed pre-tax income of $2.6 million compared with pre-tax income of $4.2 million for the comparable 2016 period. For the nine months ended September 30, 2017, pre-tax income was $2.6 million compared with $5.5 million for the comparable 2016 period. Expenses decreased by $2.5 million for the three months ended September 30, 2017 as result of lower mortgage production volumes which impacted employee compensation and benefits. In the nine months ended September 30, 2017, expenses increased by $5.4 million driven primarily by the $3.0 million increase in fair value of the contingent earn-out liability in connection with our acquisition of Reliance, which in turn was driven by their improved performance. In addition, since the contingent earn-out is payable in Tiptree stock, its fair value increases as Tiptree’s stock price improves. This was partially offset by improved underlying performance driven by increased net revenue margins on mortgage originations volume and higher earning assets in the commercial lending businesses.

Revenues

Revenues are comprised of gain on sale of mortgages originated and sold to investors, gains and losses on the mortgage pipeline of interest rate lock commitments and mortgage loans held for sale and their associated hedges, and net interest income and fees associated with our commercial asset-based lending products and the mortgage origination business.

Revenues decreased from $29.0 million in three months ended September 30, 2016 to $25.0 million in the comparable 2017 period. Mortgage origination volume declined 23.8% from $565.8 million for the three months ended September 30, 2016 to $431.2 million for three months ended September 30, 2017, which was partially offset by 31.2 basis points improvement in net revenue margins year-over-year. Commercial lending grew with average earning assets of $138.7 million in the three months ended September 30, 2017, compared with $90.6 million in the three months ended September 30, 2016, an increase of 53.1%.

Revenues increased from $67.8 million in nine months ended September 30, 2016 to $70.3 million in the 2017 period, primarily driven by higher margins on relatively stable mortgage volume and increased commercial lending originations volume. Mortgage origination volume declined 10.9% from $1.3 billion for the nine months ended September 30, 2016 to $1.2 billion for nine months ended September 30, 2017 which was more than offset by 53.1 basis points improvement in net revenue margins year-over-year. This was primarily a result of the change in product mix towards higher margin government and agency products. In addition, commercial asset-based lending grew with average earning assets of $117.1 million in the nine months ended September 30, 2017, compared with $72.8 million in the prior year period, an increase of 60.9%. The improvement in commercial asset-based lending was driven by increased loan originations and higher utilization rates of facilities by borrowers which increased interest income and loan fees, reported in other income.

Expenses

Lower revenues were offset by lower expenses, which decreased from $24.8 million for the three months ended September 30, 2016 to $22.4 million for three months ended September 30, 2017. Higher revenues in the nine months ended September 30, 2017 were offset by higher expenses which increased from $62.3 million for the nine months ended September 30, 2016 to $67.7 million in the comparable period in 2017. Expenses are composed of payroll and employee commissions, interest expense, professional fees, fair value changes to the contingent earn-out liability in connection with our acquisition of Reliance and other expenses. In addition to the Reliance earn-out increase, expenses were higher in the nine month 2017 period from higher payroll and employee commissions as underlying business performance improved.

Operating Results - Non GAAP

Adjusted EBITDA

Adjusted EBITDA was $2.4 million and $6.3 million for the three and nine months ended September 30, 2017, respectively, compared to $4.5 million and $6.3 million for the comparable prior year periods. The decrease in the three month period was driven by the same factors discussed above under “Results”, combined with the add-back of the change in fair value for earn-out liability at Reliance in each respective period. See “—Non-GAAP Reconciliations” for a reconciliation to GAAP pre-tax income.

Corporate and Other

Corporate and other incorporates revenues from non-core legacy principal investments and expenses including interest expense on the holding company credit facility and employee compensation and benefits, and other expenses.

Operating Results

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Net realized and unrealized gains (losses)	$(271)	$42	$(67)	$3,462
Other income	69	34	142	106
Total revenue	$(202)	$76	$75	$3,568

Expenses:
Employee compensation and benefits	3,280	4,185	9,751	9,787
Interest expense	1,299	1,314	3,851	3,434
Depreciation and amortization expenses	63	63	186	186
Other expenses	2,274	3,806	8,485	12,912
Total expenses	$6,916	$9,368	$22,273	$26,319
Pre-tax income (loss)	$(7,118)	$(9,292)	$(22,198)	$(22,751)

Results

For the three months ended September 30, 2017, the Company recorded a loss of $7.1 million compared with a loss of $9.3 million for the 2016 period, an increase in pre-tax income of $2.2 million. For the nine months ended September 30, 2017, the Company recorded a loss of $22.2 million compared with a loss of $22.8 million for the 2016 period, a lower pre-tax loss of $0.6 million. The key drivers of year-over-year improvement in the nine month period were decreases in total corporate expenses of $4.0 million primarily related to reduced professional fees, partially offset by $3.5 million of reduced revenues in the 2016 period from realized gains on the sale of certain legacy principal investments which did not repeat in 2017.

Expenses include holding company interest expense, employee compensation and benefits, and other expenses. Corporate employee compensation and benefits expense includes the expense of management, legal and accounting staff. Other expenses primarily consisted of audit and professional fees, insurance, office rent and other related expenses.

Employee compensation and benefits were $3.3 million in the three months ended September 30, 2017, compared to $4.2 million for the 2016 period. For the nine months ended September 30, 2017, employee compensation and benefits were $9.8 million compared to $9.8 million in the nine months ended September 30, 2016, as corporate staff increased from our efforts to improve our reporting and controls infrastructure, which was offset by lower accrued incentive compensation.

Interest expense was $1.3 million in the three months ended September 30, 2017, compared to $1.3 million in the 2016 period. Interest expense was $3.9 million in the nine months ended September 30, 2017, compared to $3.4 million in the nine months ended September 30, 2016. The increase in interest expense for the nine months was related to increased borrowings on the Fortress credit facility year-over-year.

Other expenses were $2.3 million in the three months ended September 30, 2017 as compared to $3.8 million in the 2016 period. For the nine months ended September 30, 2017, other expenses were $8.5 million as compared to $12.9 million in 2016. The year-over-year decrease of $4.4 million in the nine months was driven by reduced audit fee accruals and external consulting spend as a result of our improved reporting and controls infrastructure. Included within the year-to-date 2017 results were approximately $1.0 million of expenses primarily related to the delayed filing of the first quarter Form 10-Q.

Operating Results - Non-GAAP

Adjusted EBITDA

Adjusted EBITDA was a loss of $5.8 million and $19.9 million for the three and nine months ended September 30, 2017, respectively, compared to a loss of $7.9 million and $20.9 million in the comparable prior year periods. The improvement in Adjusted EBITDA for the three and nine month periods were driven by the same factors that impacted pre-tax income. See “—Non-GAAP Reconciliations” for a reconciliation to GAAP pre-tax income.

Provision for income taxes

The total income tax benefit of $2.8 million and expense of $5.3 million for the nine months ended September 30, 2017 and 2016, respectively, is reflected as a component of net income. Below is a table that breaks down the components of the Company’s effective tax rate (“ETR”).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Statutory rate	35.0%	35.0%	35.0%	35.0%
Impact of state tax and permanent items	3.8	(2.2)	4.0	(0.9)
Impact of non-controlling interests	(0.7)	(1.2)	2.9	(0.6)
Impact of restructuring	—	—	—	(14.7)
Impact of Reliance contingent liability valuation	4.5	—	(10.5)	—
Impact of other discrete	(4.8)	0.7	(4.1)	0.4
ETR	37.8%	32.3%	27.3%	19.2%

For the three months ended September 30, 2017, the Company’s ETR was equal to 37.8%, which does bear a customary relationship to the federal statutory income tax rate. For the three months ended September 30, 2016, the Company’s ETR was equal to 32.3%, which does bear a customary relationship to the federal statutory income tax rate.

For the nine months ended September 30, 2017, the Company’s ETR was equal to 27.3% which is lower than the federal statutory income tax rate, primarily due a change in fair value of a contingent consideration liability, an increase in a valuation allowance on net operating losses, and various other discrete items. The ETR for the nine months ended September 30, 2017 excluding the effect of discrete items was 28.1%, which is lower than the federal statutory income tax rate, primarily due to a state tax benefit and the effect of non-controlling interests at certain subsidiaries. For the nine months ended September 30, 2016, the Company’s ETR was equal to approximately 19.2%, which is lower than the federal statutory income tax rate primarily due to the impact of tax restructuring to create the consolidated group.

Balance Sheet Information - as of September 30, 2017 compared to the year ended December 31, 2016

Tiptree’s total assets were $2.4 billion as of September 30, 2017, compared to $2.9 billion as of December 31, 2016. The $441.2 million decrease in assets is primarily attributable to decreases in assets of consolidated CLOs, due to the deconsolidation of two CLOs during the nine months ended September 30, 2017 as a result of selling the subordinated notes. Additionally, loans at fair value and equity securities decreased, partially offset by increases in real estate from acquisitions in our senior living segment, notes and accounts receivable and reinsurance receivable in our specialty insurance segment. In addition, the combination of unearned premiums and deferred revenues increased as a result of growth in written premiums and extending contract durations in the insurance business.

Total stockholders’ equity of Tiptree was $292.0 million as of September 30, 2017 compared to $293.4 million as of December 31, 2016, primarily driven by the losses in the period, partially offset by the net increase in equity outstanding as a result of the Tricadia

Option, net of the share re-purchase. As of September 30, 2017 there were 29,793,481 shares of Tiptree Class A common stock outstanding, net of Treasury shares held at a subsidiary, as compared to 28,387,616 as of December 31, 2016, presented on the same basis.

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

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss) available to Class A common stockholders	$(3,114)	$5,905	$(6,457)	$17,593
Add: net (loss) income attributable to noncontrolling interests	(264)	1,933	(903)	4,680
Income (loss)	$(3,378)	$7,838	$(7,360)	$22,273
Consolidated interest expense	10,361	7,839	28,444	20,770
Consolidated income taxes	(2,052)	3,712	(2,761)	5,298
Consolidated depreciation and amortization expense	7,775	6,437	23,781	21,899
EBITDA	$12,706	$25,826	$42,104	$70,240
Consolidated non-corporate and non-acquisition related interest expense(1)	(7,340)	(4,989)	(19,510)	(13,223)
Effects of Purchase Accounting (2)	(306)	(957)	(1,205)	(4,446)
Non-cash fair value adjustments (3)	(309)	—	3,378	1,416
Significant acquisition expenses (4)	25	248	302	631
Separation expense adjustments (5)	—	—	(1,736)	(1,736)
Adjusted EBITDA of the Company	$4,776	$20,128	$23,333	$52,882

(1)
The consolidated non-corporate and non-acquisition related interest expense is subtracted from EBITDA to arrive at Adjusted EBITDA. This includes interest expense associated with asset-specific debt at subsidiaries in the specialty insurance, asset management, senior living and specialty finance segments.

(2)
Following the purchase accounting adjustments, current period expenses associated with deferred costs were more favorably stated and current period income associated with deferred revenues were less favorably stated. Thus, the purchase accounting effect related to Fortegra increased EBITDA above what the historical basis of accounting would have generated. The impact of this purchase accounting adjustments have been reversed to reflect an adjusted EBITDA without such purchase accounting effect. The impact for the three months ended September 30, 2017 and 2016 was an effective increase to pre-tax earnings of $307 thousand and $408 thousand, respectively.

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

	Three Months Ended September 30,
($ in thousands)	Specialty insurance		Asset management		Senior living		Specialty finance		Corporate and other		Total
	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Pre-tax income/(loss)	$(2,345)	$10,659	$2,973	$6,475	$(1,535)	$(473)	$2,595	$4,181	$(7,118)	$(9,292)	$(5,430)	$11,550
Add back:
Interest expense	3,499	2,322	5	—	3,609	2,271	1,949	1,932	1,299	1,314	10,361	7,839
Depreciation and amortization expenses	3,134	3,032	—	—	4,369	3,094	209	248	63	63	7,775	6,437
Segment EBITDA	$4,288	$16,013	$2,978	$6,475	$6,443	$4,892	$4,753	$6,361	$(5,756)	$(7,915)	$12,706	$25,826

EBITDA adjustments:
Asset-specific debt interest	(1,777)	(836)	(5)	—	(3,609)	(2,271)	(1,949)	(1,882)	—	—	(7,340)	(4,989)
Effects of purchase accounting	(306)	(957)	—	—	—	—	—	—	—	—	(306)	(957)
Non-cash fair value adjustments	113	—	—	—	—	—	(422)	—	—	—	(309)	—
Significant acquisition expenses	—	—	—	—	25	248	—	—	—	—	25	248
Separation expenses	—	—	—	—	—	—	—	—	—	—	—	—
Segment Adjusted EBITDA	$2,318	$14,220	$2,973	$6,475	$2,859	$2,869	$2,382	$4,479	$(5,756)	$(7,915)	$4,776	$20,128

	Nine Months Ended September 30,
($ in thousands)	Specialty insurance		Asset management		Senior living		Specialty finance		Corporate and other		Total
	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Pre-tax income/(loss)	$1,724	$35,627	$13,083	$14,672	$(5,359)	$(5,487)	$2,629	$5,510	$(22,198)	$(22,751)	$(10,121)	$27,571
Add back:
Interest expense	10,534	6,018	7	746	9,309	6,220	4,743	4,352	3,851	3,434	28,444	20,770
Depreciation and amortization expenses	9,625	10,414	—	—	13,350	10,634	620	665	186	186	23,781	21,899
Segment EBITDA	$21,883	$52,059	$13,090	$15,418	$17,300	$11,367	$7,992	$10,527	$(18,161)	$(19,131)	$42,104	$70,240

EBITDA adjustments:
Asset-specific debt interest	(5,451)	(2,057)	(7)	(746)	(9,309)	(6,220)	(4,743)	(4,200)	—	—	(19,510)	(13,223)
Effects of purchase accounting	(1,205)	(4,446)	—	—	—	—	—	—	—	—	(1,205)	(4,446)
Non-cash fair value adjustments	339	—	—	—	—	1,416	3,039	—	—	—	3,378	1,416
Significant acquisition expenses	—	—	—	—	302	631	—	—	—	—	302	631
Separation expenses	—	—	—	—	—	—	—	—	(1,736)	(1,736)	(1,736)	(1,736)
Segment Adjusted EBITDA	$15,566	$45,556	$13,083	$14,672	$8,293	$7,194	$6,288	$6,327	$(19,897)	$(20,867)	$23,333	$52,882

Book Value per share, as exchanged - Non-GAAP

Book value per share, as exchanged assumes full exchange of the limited partners units of TFP for Tiptree Class A common stock. Management believes the use of this financial measure provides supplemental information useful to investors as book value is frequently used by the financial community to analyze company growth on a relative per share basis. The following table provides a reconciliation between total stockholders’ equity and total shares outstanding, net of treasury shares, as of September 30, 2017 and September 30, 2016.

($ in thousands, except per share information)	Nine Months Ended September 30,
	2017	2016
Total stockholders’ equity	$391,138	$381,341
Less non-controlling interest - other	25,081	19,939
Total stockholders’ equity, net of non-controlling interests - other	$366,057	$361,402
Total Class A shares outstanding (1)	29,793	28,351
Total Class B shares outstanding	8,049	8,049
Total shares outstanding	37,842	36,400
Book value per share, as exchanged	$9.67	$9.93
(1) As of September 30, 2017, excludes 5,209,523 shares of Class A common stock held by a consolidated subsidiary of the Company. See Note 23—Earnings per Share, for further discussion of potential dilution from warrants

Specialty Insurance - As Adjusted Underwriting Margin - Non-GAAP

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

	Three Months Ended September 30,
($ in thousands)	GAAP		Non-GAAP adjustments		Non-GAAP - As Adjusted
Revenues:	2017	2016	2017	2016	2017	2016
Net earned premiums	$96,073	$47,609	$—	$—	$96,073	$47,609
Service and administrative fees	24,018	25,842	236	1,134	24,254	26,976
Ceding commissions	2,513	1,397	10	69	2,523	1,466
Other income	824	730	—	—	824	730
Less underwriting expenses:
Policy and contract benefits	31,570	25,881	—	—	31,570	25,881
Commission expense	63,066	24,032	538	2,120	63,604	26,152
Underwriting Margin - Non-GAAP	$28,792	$25,665	$(292)	$(917)	$28,500	$24,748
Less operating expenses:
Employee compensation and benefits	10,073	9,180	—	—	10,073	9,180
Other expenses	9,717	7,524	31	40	9,748	7,564
Combined Ratio	92.6%	87.9%	—%	—%	92.8%	89.4%
Plus investment revenues:
Net investment income	3,840	3,307	—	—	3,840	3,307
Net realized and unrealized gains	(8,554)	3,745	—	—	(8,554)	3,745
Less other expenses:
Interest expense	3,499	2,322	—	—	3,499	2,322
Depreciation and amortization expenses	3,134	3,032	(16)	(549)	3,118	2,483
Pre-tax income (loss)	$(2,345)	$10,659	$(307)	$(408)	$(2,652)	$10,251

	Nine Months Ended September 30,
($ in thousands)	GAAP		Non-GAAP adjustments		Non-GAAP - As Adjusted
Revenues:	2017	2016	2017	2016	2017	2016
Net earned premiums	$272,781	$138,516	$—	$—	$272,781	$138,516
Service and administrative fees	70,861	84,421	742	4,976	71,603	89,397
Ceding commissions	6,801	22,645	46	376	6,847	23,021
Other income	2,874	1,985	—	—	2,874	1,985
Less underwriting expenses:
Policy and contract benefits	94,364	72,436	—	—	94,364	72,436
Commission expense	176,405	91,906	1,892	9,494	178,297	101,400
Underwriting Margin - Non-GAAP	$82,548	$83,225	$(1,104)	$(4,142)	$81,444	$79,083
Less operating expenses:
Employee compensation and benefits	30,800	28,065	—	—	30,800	28,065
Other expenses	28,279	24,277	120	304	28,399	24,581
Combined Ratio	93.2%	86.3%	—	—	93.6%	88.5%
Plus investment revenues:
Net investment income	12,032	8,409	—	—	12,032	8,409
Net realized and unrealized gains	(13,618)	12,767	—	—	(13,618)	12,767
Less other expenses:
Interest expense	10,534	6,018	—	—	10,534	6,018
Depreciation and amortization expenses	9,625	10,414	(182)	(2,977)	9,443	7,437
Pre-tax income (loss)	$1,724	$35,627	$(1,042)	$(1,469)	$682	$34,158

Specialty Insurance Investment Portfolio - Non-GAAP

The following table provides a reconciliation between segment total investments and net investments for the following periods:

($ in thousands)	As of September 30,
	2017	2016
Total Investments	$426,753	$398,505
Investment portfolio debt (1)	(122,999)	(101,012)
Cash and cash equivalents	62,790	16,555
Restricted cash (2)	3,637	6,683
Receivable due from brokers (3)	1,505	—
Liability due to brokers (3)	(7,733)	(18,836)
Net investments - Non-GAAP	$363,953	$301,895
(1) Consists of asset-based financing on loans, at fair value including certain credit investments and NPLs, net of deferred financing costs, see Note 11 - Debt, net for further details.
(2) Restricted cash available to invest within certain credit investment funds which are consolidated under GAAP.
(3) Receivable due from and Liability due to brokers for unsettled trades within certain credit investment funds which are consolidated under GAAP.

Senior Living Product NOI - Non-GAAP

The following table provides a reconciliation between segment NOI and pre-tax income (loss) for the following periods:

($ in thousands)	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016			Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	NNN Operations	Managed Properties	Senior Living Total	NNN Operations	Managed Properties	Senior Living Total	NNN Operations	Managed Properties	Senior Living Total	NNN Operations	Managed Properties	Senior Living Total
Rental and related revenue	$3,371	$15,799	$19,170	$1,844	$13,526	$15,370	$8,218	$46,600	$54,818	$5,533	$37,856	$43,389
Less: Property operating expenses	—	11,728	11,728	—	9,599	9,599	—	34,576	34,576	—	27,600	27,600
Segment NOI	$3,371	$4,071	$7,442	$1,844	$3,927	$5,771	$8,218	$12,024	$20,242	$5,533	$10,256	$15,789
Segment NOI Margin % (1)		25.8%			29.0%			25.8%			27.1%

Other income			$414			$324			$1,109			$815
Less: Expenses
Interest expense			3,609			2,271			9,309			6,220
Payroll and employee commissions			790			617			2,323			1,900
Depreciation and amortization			4,369			3,095			13,350			10,635
Other expenses			623			583			1,728			3,335
Pre-tax income (loss)			$(1,535)			$(471)			$(5,359)			$(5,486)
(1) NOI Margin % is the relationship between segment NOI and rental and related revenue.

Asset Management As Adjusted Revenues

The following table provides a reconciliation between asset management segment revenues and non-GAAP, as adjusted revenues for the following periods:

	Three Months Ended September 30,
($ in thousands)	GAAP		Non-GAAP adjustments		Non-GAAP - As Adjusted
Revenues:	2017	2016	2017	2016	2017	2016
Management fee income	$1,541	$3,839	$311	$743	$1,852	$4,582
Distributions	—	—	2,168	4,368	2,168	4,368
Net realized and unrealized gains (losses)	(349)	695	360	(1,034)	11	(339)
Other income	256	212	(256)	(45)	—	167
Total revenues	$1,448	$4,746	$2,583	$4,032	$4,031	$8,778

	Nine Months Ended September 30,
($ in thousands)	GAAP		Non-GAAP adjustments		Non-GAAP - As Adjusted
Revenues:	2017	2016	2017	2016	2017	2016
Management fee income	$6,578	$7,497	$1,038	$2,169	$7,616	$9,666
Distributions	—	—	6,560	11,058	6,560	11,058
Net realized and unrealized gains (losses)	839	226	2,604	(3,050)	3,443	(2,824)
Other income	822	3,031	(809)	(128)	13	2,903
Total revenues	$8,239	$10,754	$9,393	$10,049	$17,632	$20,803

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

As of September 30, 2017, we had cash and cash equivalents, excluding restricted cash, of $111.8 million, compared to $63.0 million at December 31, 2016, an increase of $48.7 million.

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

Corporate Debt

($ in thousands)	Debt outstanding as of September 30,		Interest expense for the three months ended September 30,		Interest expense for the nine months ended September 30,
	2017	2016	2017	2016	2017	2016
Specialty insurance	$145,000	$145,850	$1,721	$1,516	$5,082	$3,961
Corporate and other	57,000	59,000	1,258	1,209	3,810	3,329
Total	$202,000	$204,850	$2,979	$2,725	$8,892	$7,290

Our intermediate holding company has a credit facility with Fortress to provide working capital. Loans under the Fortress credit agreement bear interest at LIBOR (with a minimum LIBOR rate of 1.25%), plus a margin of 6.50% per annum. We are required to make quarterly principal payments of $0.5 million, subject to adjustment based on the Net Leverage Ratio (as defined in the Fortress credit agreement) at the end of each fiscal quarter. The outstanding debt under the Fortress credit agreement was $57.0 million as of September 30, 2017 compared to $58.5 million as of December 31, 2016. All remaining principal, and any unpaid interest, under the Fortress credit agreement is payable on maturity at September 18, 2018. We intend to extend or refinance the Fortress credit agreement but we may not be able to do so on terms satisfactory to us. If we are unable to extend or refinance, we expect to use available cash, asset sales and/or distributions from our operating subsidiaries to make the required payments.

On October 16, 2017, Fortegra completed an offering of $125 million Junior Subordinated Notes due 2057. Substantially all of the net proceeds from the Notes were used to repay Fortegra’s existing credit facility, which was terminated. We believe these funds will reposition Fortegra’s balance sheet, strengthen the Company’s positioning with industry rating agencies, and generate a source of long term capital. See Note—(11) Debt, net for additional information of our debt and that of our subsidiaries.

Consolidated Comparison of Cash Flows

Summary Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2017 and September 30, 2016

($ in thousands)	Nine Months Ended September 30,
	2017	2016
Net cash (used in) provided by:
Operating activities
Operating activities - (excluding VIEs)	$27,214	$(27,156)
Operating activities - VIEs	(2,684)	(3,505)
Total cash provided by (used in) operating activities	24,530	(30,661)

Investing activities
Investing activities - (excluding VIEs)	(38,266)	(157,745)
Investing activities - VIEs	224,107	(96,834)
Total cash provided by (used in) investing activities	185,841	(254,579)

Financing activities
Financing activities - (excluding VIEs)	61,763	61,108
Financing activities - VIEs	(223,393)	220,727
Total cash provided by (used in) financing activities	(161,630)	281,835

Net increase (decrease) in cash	$48,741	$(3,405)
Nine Months Ended September 30, 2017
Operating Activities
Cash provided by operating activities (excluding VIEs) was $27.2 million for the nine months ended September 30, 2017. The primary sources of cash from operating activities included mortgage sales outpacing originations in our specialty finance segment and, increases in unearned premiums, reinsurance payable and policy liabilities in our specialty insurance segment. The primary uses of cash from operating activities including increases in reinsurance receivables, notes and account receivable and decreases in accrued expenses in our specialty insurance segment.

Cash used in operating activities - VIEs was $2.7 million for the nine months ended September 30, 2017.

Investing Activities

Cash used in investing activities (excluding VIEs) was $38.3 million for the nine months ended September 30, 2017. The primary uses of cash from investing activities were investments in senior living real estate properties in our senior living business. The primary sources of cash from investing activities were proceeds from sales and maturities of investments exceeding purchases of investments, specifically the sale of NPLs and corporate loans.

Cash provided by investing activities - VIEs was $224.1 million for the nine months ended September 30, 2017. The primary drivers of the cash from investing activities - VIEs were sales of investments and loan prepayments in Telos 7.

Financing Activities

Cash provided by financing activities (excluding VIEs) was $61.8 million for the nine months ended September 30, 2017. The primary sources of cash from financing activities were new borrowings in our senior living segment to fund our investments in real estate, new borrowings exceeding principal paydowns on debt facilities in our specialty finance segments, and origination of new borrowings in our specialty insurance segment.

Cash used in financing activities - VIEs was $223.4 million for the nine months ended September 30, 2017 driven primarily by principal payments on debt in Telos 7.

Nine Months Ended September 30, 2016

Operating Activities

Cash used in operating activities (excluding VIEs) was $27.2 million for the nine months ended September 30, 2016. The primary uses of cash from operating activities included increases in notes and accounts receivable and decreases in deferred revenue and reinsurance payables in our specialty insurance business. The primary sources of cash from operating activities included mortgage sales outpacing originations and increases in unearned premiums and policy liabilities in our specialty insurance business.

Cash used in operating activities - VIEs was $3.5 million for the nine months ended September 30, 2016. The primary uses of cash from operating activities - VIEs were due to the increases in accrued interest receivable on loans.

Investing Activities

Cash used in investing activities (excluding VIEs) was $157.7 million for the nine months ended September 30, 2016. The primary uses of cash from investing activities included investments in NPLs and other investments, investments in real estate properties in our senior living business and increase in loans in our specialty finance business.

Cash used in investing activities - VIEs was $96.8 million for the nine months ended September 30, 2016. The primary driver of the cash used in investing activities - VIEs was the purchase of loans in Telos 7 during the ramp up period as it converted from a warehouse to a CLO during the second quarter of 2016.

Financing Activities

Cash used in financing activities (excluding VIEs) was $61.1 million for the nine months ended September 30, 2016. The primary drivers of the cash used included paydown of the Telos 7 warehouse debt and repurchases of common stock. The sources of cash were from borrowings in our senior living business to fund its investments in real estate, borrowings in our specialty finance business to fund loan growth, increase in debt in our specialty insurance business for working capital, and an increase in borrowings in our specialty insurance business to grow our corporate loan portfolio and fund additional investments in NPLs.

Cash provided by financing activities - VIEs was $220.7 million for the nine months ended September 30, 2016 driven primarily by the senior notes issued upon the conversion of Telos 7 from a warehouse to a CLO.

Contractual Obligations

The table below summarizes Tiptree’s consolidated contractual obligations by period for payments that are due as of September 30, 2017:

($ in thousands)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Notes payable CLOs (1)	$—	$—	$—	$334,900	$334,900
Credit agreement/Revolving line of credit	101,173	178,164	247,247	—	526,584
Mortgage notes payable and related interest (2)	18,073	125,181	118,774	97,513	359,541
Trust Preferred Securities	—	—	—	35,000	35,000
Operating lease obligations (3)	4,946	14,070	7,981	11,972	38,969
Total	$124,192	$317,415	$374,002	$479,385	$1,294,994

(1)	Non-recourse CLO notes payable principal is payable at stated maturity, 2027 for Telos 6.

(2)	See Note —(11) Debt, net, in the accompanying consolidated financial statements for additional information.

(3)
Minimum rental obligation for Tiptree, Care, MFCA, Siena, Reliance, Luxury and Fortegra office leases. The total rent expense for the Company for the nine months ended September 30, 2017 and 2016 was $5.2 million and $4.8 million, respectively.

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

Further disclosure on our off-balance sheet arrangements as of September 30, 2017 is presented in the “Notes to Consolidated Financial Statements” in “Part I. Item 1. Financial Statements (Unaudited)” of this filing as follows:

•	Note —(9) Derivative Financial Instruments and Hedging

•	Note —(10) Assets and Liabilities of Consolidated CLOs

•	Note —(22) Commitments and Contingencies

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our 2016 Annual Report on Form 10-K described our Quantitative and Qualitative Disclosures About Market Risk. There were no material changes to the assumptions or risks during the nine months ended September 30, 2017.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Tiptree’s Fortegra subsidiary is a defendant in Mullins v. Southern Financial Life Insurance Co., which was filed in February 2006, in the Pike Circuit Court, in the Commonwealth of Kentucky. A class was certified in June 2010. At issue is the duration or term of coverage under certain disability and life credit insurance policies. The action alleges violations of the Consumer Protection Act and certain insurance statutes, as well as common law fraud and seeks compensatory and punitive damages, attorney fees and interest. To date, the court has not awarded sanctions in connection with Plaintiffs’ April 2012 Motion for Sanctions. In January 2015, the trial court issued an Order denying Fortegra’s motion to decertify the class, which was upheld on appeal. Following a February 2017 hearing, the court denied Fortegra’s Motion for Summary Judgment as to certain disability insurance policies but has not yet ruled on such motion with respect to the life insurance policies at issue. In June 2017, a new Special Master was appointed. No trial or hearings are currently scheduled.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On August 10, 2017, Tiptree issued 756,046 shares of Class A common stock as additional earn-out consideration pursuant to the Securities Purchase Agreement, dated as of November 24, 2014, among Tiptree and certain of its subsidiaries and the former equity holders of Reliance First Capital, LLC.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits, Financial Statement Schedules

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Tiptree Inc. has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Tiptree Inc.

Date:	November 6, 2017	By:/s/ Michael Barnes
Michael Barnes
Executive Chairman

Date:	November 6, 2017	By:/s/ Jonathan Ilany
Jonathan Ilany
Chief Executive Officer

Date:	November 6, 2017	By:/s/ Sandra Bell
Sandra Bell
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Executive Chairman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Executive Chairman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets for September 30, 2017 and December 31, 2016, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the period ended September 30, 2017, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 and (vi) the Notes to the Condensed Consolidated Financial Statements.