Form 10-K
period 2017-12-31
TIPTREE INC.
filed 2018-03-14
CIK 1393726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2017
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from            to
Commission File Number: 001-33549
Tiptree Inc.
(Exact name of Registrant as Specified in Its Charter)

Maryland	38-3754322
(State or Other Jurisdiction of Incorporation of Organization)	(IRS Employer Identification No.)

780 Third Avenue, 21st Floor, New York, New York	10017
(Address of Principal Executive Offices)	(Zip Code)
(212) 446-1400
(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, par value $0.001 per share	Nasdaq Capital Market

Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐                        Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)     Smaller reporting company ☐
Emerging Growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was approximately $163,643,437, based upon the closing sales price of $7.05 per share as reported on the Nasdaq Capital Market. For purposes of this calculation, all of the registrant’s directors and executive officers were deemed to be affiliates of the registrant.
As of March 13, 2018, there were 35,003,004 shares, par value $0.001, of the registrant’s Class A common stock outstanding (including 5,069,990 shares of Class A common stock held by subsidiaries of the registrant) and 8,049,029 shares, par value $0.001, of the registrant’s Class B common stock outstanding.

Documents Incorporated by Reference
Certain information in the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission relating to the registrant’s 2018 Annual Meeting of Stockholders is incorporated by reference into Part III.

TIPTREE INC.
Table of Contents
Annual Report on Form 10-K
December 31, 2017

TIPTREE INC.
Table of Contents
Annual Report on Form 10-K
December 31, 2017

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
“Siena” means Siena Capital Finance LLC.
“TAMCO” means Tiptree Asset Management Company, LLC.
“Tax Act” means Public Law no. 115-97, commonly referred to as the Tax Cuts and Jobs Act
“Telos” means Telos Asset Management, LLC.
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
“Tricadia” means Tricadia Holdings, L.P.

Item 1. Business

OVERVIEW

Our Business

Tiptree is a holding company that combines insurance operations with investment management expertise. Our principal operating subsidiary is a leading provider of specialty insurance products and related services, including credit protection insurance, warranty and service contract products, and insurance programs which underwrite niche personal and commercial lines of insurance. We also allocate capital across a broad spectrum of investments, which we refer to as Tiptree Capital. Today, Tiptree Capital consists of asset management operations, mortgage operations and other investments.

Our strategic objectives are focused on:

•	expanding our insurance operations, while continuing to be a leading provider of specialty insurance products and maintaining our strong underwriting performance;

•	continuing to grow and expand the businesses and investments within Tiptree Capital; and

•	generating enhanced, risk adjusted investment returns.

When assessing potential acquisitions and investments, we look for opportunities that:

•	have strong and experienced management teams;

•	generate attractive and stable cash returns;

•	complement existing businesses or strategies; and

•	have sustainable and scalable business models.

Our financial goals are to generate consistent and growing earnings and to enhance shareholder value as measured by growth in book value per share plus dividends.

As of December 31, 2017, Tiptree and its consolidated subsidiaries had 1,011 employees (of which 918 were full time employees), 26 of which were at corporate headquarters and are full time employees.

Significant Developments

On February 1, 2018, we sold our senior living operations to Invesque in exchange for 16.6 million common shares of Invesque. At December 31, 2017, our senior living operations were carried as discontinued operations. The increase to Tiptree’s book value as a result of the sale was approximately $0.91 per share, or a 9.1% increase to our December 31, 2017 book value per share, as exchanged. The transaction is expected to be accretive to our 2018 GAAP earnings per share and Adjusted EBITDA. Through this transaction, along with additional pending or closed sales in 2017, Tiptree’s debt was reduced by approximately $518 million. After giving effect to these transactions, our leverage was reduced from 2.2x as of September 30, 2017 to less than 0.9x as of December 31, 2017.

On October 1, 2017, we sold our investment in Siena, for $2.5 million in cash and a seller note of $11.0 million. The seller note has an interest rate of 10% and matures in November 2018. On December 12, 2017, we entered into a definitive agreement to sell our investment in Luxury Mortgage. The agreement is subject to, among other things, regulatory approval, and is expected to close during the second half of 2018.

Our Competitive Advantage

We believe our structure as a public company gives us the ability to have a long-term focus on maximizing returns to our shareholders. We believe this long-term perspective provides us the flexibility when investing our capital to focus on strategy and profitability through multiple market cycles, including those that may negatively affect the value of our holdings in the short term.

Competition

Our businesses face competition, as discussed under “Operating Businesses” below. In addition to the competition our businesses face, we are subject to competition for acquisitions and investment opportunities. Our competitors include commercial and investment banks, mortgage companies, specialty finance companies, insurance companies, asset managers, private equity funds, hedge funds, family offices, real estate investment trusts, limited partnerships, business development companies and special purpose acquisition vehicles. Many of our competitors are significantly larger, have greater access to capital and other resources and may possess other competitive advantages.

Our businesses are subject to regulation as described under “Operating Businesses” below. The 1940 Act may limit the types and nature of businesses that we engage in and assets that we may acquire. See “Risk Factors-Risks Related to Regulatory and Legal Matters-Maintenance of our 1940 Act exemption will impose limits on our operations.”

OPERATING BUSINESSES

Specialty Insurance

Overview

Our specialty insurance segment is conducted through Fortegra Financial Corporation (together with its subsidiaries, “Fortegra”), an insurance holding company incorporated in 1981. Our insurance business underwrites and administers specialty insurance products, primarily in the United States, and is a leading provider of credit and asset protection products and administration services. Our diverse range of products and services include credit protection insurance, warranty and service contract products, and underwriting of niche personal and commercial lines of insurance.

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

Warranty and Service Contract Products - Our warranty and service contract products provide consumers with coverage on automobiles, mobile devices, consumer electronics, appliances, and furniture and bedding, protecting them from certain covered losses. These products offer replacement, service or repair coverage in the event of mechanical breakdown, accidental damage, theft and water damage. Our warranty and service contract products are extensions of warranty coverage originally provided by original equipment manufacturers.

Programs - Our program business is focused on fronting and underwriting certain niche commercial and personal lines insurance coverages for general agents and other program managers that require broad licensure, an “A-” or better A.M. Best rating, and specialized knowledge and expertise to distribute their products. We grant these general agents and program managers’ authority to produce, underwrite and administer policies subject to our underwriting and pricing guidelines. We typically transfer all or a substantial portion of the underwriting risk on these programs to third-party reinsurers for which we are paid a fee. We have a particular focus on “short-duration” lines of business where the time between the issuance of a policy or contract and reporting and payment of the claim tends to be shorter.

Services and Other - We have several other products which provide value-add services to Fortegra customers, including premium finance and business processing services.

Marketing and Distribution

We distribute our products through distribution partnerships with our clients, including consumer finance companies, retailers, automobile dealers, credit card issuers, credit unions and regional and community banks. We leverage our clients’ brand and customer base to distribute multiple products and services. Our program insurance products are generally marketed through a network of independent insurance brokers and managing general agencies. In each case, we pay a commission-based fee to our marketing partners.

We generally target markets that are niche and specialty in nature, which we believe are underserved by competitors and have high barriers to entry. We focus on establishing quality client relationships and emphasizing customer service. This focus, along with our ability to help clients enhance revenue and reduce costs, has enabled us to develop and maintain numerous long-term client relationships.

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

Investment Portfolio

Our investment strategy is designed to achieve attractive risk-adjusted returns across select asset classes, sectors and geographies while maintaining adequate liquidity to meet our claims payment obligations. We rely on conservative underwriting practices to generate investable funds while minimizing our underwriting risk. We invest a majority of our investable assets in high quality corporate, government and municipal bonds with relatively short durations, designed to deliver sufficient liquidity to meet claims as incurred. The balance of our investable assets are invested in asset classes that we believe will produce higher risk- adjusted returns over the long term, a significant portion of which are managed by us.

Risk Management

Consistent with standard industry practice for most insurance companies, we use reinsurance to manage our underwriting risk and efficiently utilize capital. For example, a significant portion of our distribution partners of credit protection insurance products have created captive reinsurance companies to assume the insurance risk on the products they distribute. These captive reinsurance companies are known as producer owned reinsurance companies (“PORC”) and in most instances each PORC assumes almost all of the underwriting risk associated with the insurance products they distribute. In these instances we act in a fronting and administrative capacity on behalf of each PORC, providing underwriting and claims management services. We receive an administration fee that compensates us for our expenses associated with underwriting and servicing the underlying policies and provide us with stable margins for these services. We generally require cash collateral to secure the reinsurance recoverable in the event that a PORC is unable to pay the claims it has assumed. In our insurance program business, our reinsurers tend to be highly rated, well-capitalized professional third-party reinsurers.

Our Competitive Strengths

Specialty Focus

We have a history of operating in niche insurance markets that require specialized knowledge and expertise to profitably service and/or underwrite policies or insurance coverages. Our expertise and focus, developed over Fortegra’s 35-year history, has contributed to our position as one of the leading providers of credit insurance products in the United States. In addition, our “A-” (Excellent) (stable outlook) rating by A.M. Best Company, Inc. (“A.M. Best”) and broad licensure provide us the opportunity to write niche commercial and personal lines insurance programs through managing general agents and other program managers to whom we have granted authority to produce, underwrite and administer policies that meet our underwriting and pricing guidelines. In the markets we serve, we focus on underwriting small premium policies and contracts where we can utilize our technology and refined administration processes to manage efficiently the high volume of policies and claims that result from serving large numbers of small policyholders and contract holders. We believe these markets tend to have fewer competitors and higher barriers to entry than other segments of the insurance market, providing us with greater flexibility on pricing and terms, and better, more consistent underwriting margins. We expect to continue to expand into other niche markets where we believe we can capitalize on opportunities presented by our underwriting expertise and operating platform.

Broad Service Delivery Expertise

Over the years, we have invested resources and developed the expertise to provide a variety of products and services for our marketing and distribution partners, including policy underwriting and issuance, back office processing and administration and claims management. Integrated, proprietary technology delivers low cost, highly automated services to our clients, while our scalable technology infrastructure affords us the opportunity to add new clients and services without significant additional expense. The breadth of our capabilities enables us to provide multiple services to each client, thus creating the opportunity to generate more revenue and establish more entrenched relationships with clients. We believe our broad capabilities are a key driver of our high client retention rates. In our credit protection insurance products, our annual renewal rates are consistently in excess of 90%, which we believe is among the highest in the industry and distinguishes us from many of our peers.

Significant Fee-based Revenue

We seek to complement our underwriting income with substantial fee-based revenues from the various value-added services we provide our marketing and distribution partners. A significant portion of our revenues are derived from fees and are not solely dependent upon the underwriting performance of our insurance products, resulting in more diversified and consistent earnings. Our fee based revenues are primarily generated in both our regulated insurance entities as well as non-regulated service companies. We believe fees generated outside of regulated insurance entities afford us greater financial flexibility than traditional insurance carriers.

Investment Capabilities

Our investment management operations provide access to extensive investment expertise and investment opportunities. We believe our ability to source investments provides us access to a broader universe of investment opportunities, providing us the opportunity to generate superior risk-adjusted investment returns over the long term compared to what a traditional insurer could produce on its own, which we believe distinguishes us from many other insurance companies.

Market Opportunity

Credit Insurance

We are one of the leading providers of credit insurance protection products in the United States and believe we are well positioned to increase our market share both organically and through acquisition. We believe our capabilities and reputation have allowed us to better position ourselves competitively for business as we compete for new business and renewals in the marketplace. We also believe our market position, capabilities and reputation will make us a preferred acquisition partner for smaller competitors that may choose to exit the market or desire a partner with more resources.

Warranty Products

We believe we can significantly increase our market presence in the warranty sector. We entered the warranty market as a natural extension of our business given it possesses similar attributes and distribution channels as our credit-insurance products. In 2012, our insurance business acquired a provider of wireless-device protection plans and mobile services. Our warranty market gross premiums grew to $110.3 million in the year ended December 31, 2017, a $47.9 million or 76.7% increase from the year ended December 31, 2016. We believe the demand from consumers for products such as automobile warranties and mobile device protection will continue to drive long-term growth opportunities for us.

International Markets

We plan to selectively expand our product offerings to international markets such as Asia, Europe and Canada, where we believe profitable opportunities exist. We believe our existing product offerings can be successfully distributed in these markets while maintaining similar levels of underwriting performance as our core United States markets.

Competition

We operate in several markets, and believe that no single competitor competes against us in all of our business lines. The competition in the markets in which we operate is a function of many factors, including price, industry knowledge, quality of client service, sales force effectiveness, technology platforms and processes, the security and integrity of information systems, financial strength ratings, breadth of products and services, brand recognition and reputation. Our credit protection products and warranty service contracts compete with similar products of insurance companies, warranty companies and other insurance service providers. Many of our competitors are significantly larger, have greater access to capital and may possess other competitive advantages. These products compete with several multi-national and regional insurance companies that may have expertise in our niche products. Our competitors include: The Warranty Group, Inc., Assurant, Inc., eSecuritel Holdings, LLC, Asurion, LLC, AmTrust Financial Services, Inc., State National Companies Inc. and several smaller regional companies.

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

Our insurance company subsidiaries are domiciled in California, Delaware, Georgia, Kentucky, Louisiana and Wisconsin. The regulation, supervision and administration by state departments of insurance relate, among other things, to: standards of solvency that must be met and maintained, restrictions on the payment of dividends, changes in control of insurance companies, the licensing of insurers and their agents and other producers, the types of insurance that may be written, privacy practices, the ability to enter and exit certain insurance markets, the nature of and limitations on investments and premium rates, or restrictions on the size of risks that may be insured under a single policy, reserves and provisions for unearned premiums, losses and other obligations, deposits of securities for the benefit of policyholders, payment of sales compensation to third parties, approval of policy forms and the regulation of market conduct, including underwriting and claims practices. As part of their routine regulatory oversight process, state insurance departments conduct periodic detailed examinations of the books, records, accounts and operations of insurance companies that are domiciled in their states.

Our insurance company subsidiaries are also subject to certain state regulations which require diversification of our investment portfolios and concentration limits among asset classes. Failure to comply with these regulations would cause non-conforming investments to be treated as non-admitted assets in the states in which we are licensed to sell insurance policies for purposes of measuring statutory surplus and, in some instances, would require us to sell those investments. Such investment laws are generally permissive with respect to federal, state and municipal obligations, and more restrictive with respect to corporate obligations, particularly non-investment grade obligations, foreign investment, equity securities and real estate investments. Each insurance company is therefore limited by the investment laws of its state of domicile from making excessive investments in any given security (such as single issuer limitations) or in certain classes or riskier investments (such as aggregate limitation in non-investment grade bonds).

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

Fortegra is subject to the respective state insurance holding company statutes which may require prior regulatory approval or non-disapproval of material transactions between an insurance company and an affiliate or of an acquisition of control of a domestic insurer and payments of extraordinary dividends or distributions.

Our reinsurance companies that are domiciled in Turks and Caicos must satisfy local regulatory requirements, such as filing annual financial statements, filing annual certificates of compliance and paying annual fees.

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

Seasonality

Our financial results historically have been, and we expect to continue to be, affected by seasonal variations. Revenues may fluctuate seasonally based on consumer spending, which has historically been higher in September and December, corresponding to the back-

to-school and holiday seasons. Accordingly, our revenues have historically been higher in the third and fourth quarters than in the first half of the year. Member benefit claims on mobile device protection are typically more frequent in the summer months, and accordingly, claims expense from those products have historically been higher in the second and third quarters than other times of the year.

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

Employees

At December 31, 2017, our specialty insurance segment employed 432 employees of which 374 were on a full time basis.

Tiptree Capital

Overview

Tiptree also allocates its capital across a broad spectrum of investments which we refer to as Tiptree Capital. As of February 1, 2018, Tiptree Capital includes our Invesque common shares, asset management operations, mortgage operations and other non-operating asset or security investments. We manage Tiptree Capital on a total return basis balancing current cash flow and long term value appreciation.

As of February 1, 2018, Tiptree owned 16.6 million common shares of Invesque, a real estate investment company that specializes in health care and senior living property investment throughout North America. Tiptree and Invesque are party to a Governance and Investor Rights Agreement whereby Tiptree has the right to nominate one board member to Invesque’s Board of Directors as well as customary Canadian demand and piggyback registrations rights. Tiptree is also subject to customary standstill voting and lock-up restrictions. In future periods, Tiptree will report unrealized gains and losses and dividend income from ownership of the shares in Other Investments as part of Tiptree Capital.

Asset Management

Our asset management operations are conducted through TAMCO, an SEC-registered investment adviser. We specialize in managing credit related assets, on behalf of pension funds, hedge funds, other asset management firms, banks, insurance companies and other types of institutional investors. We earn management fees based on the amount of AUM that we manage, incentive income based on the performance of our funds or investment vehicles, and investment income from investments we make in our own funds and investment vehicles. As of December 31, 2017, we managed $1.6 billion of fee earning AUM in CLOs. Our strategy is to grow our fee earning AUM, and to the extent that market conditions warrant, to grow our business by offering new investment products.

Competitive Strengths

Experience - We have a history of hiring talented and experienced investment professionals. The depth and breadth of experience of our management team enables us to source, structure, execute and monitor our investment products.

Alignment of Interests - As of December 31, 2017, we had approximately $22.8 million of capital invested in funds we manage for others, which we believe aligns our interests with that of investors in our funds and investment vehicles. Additionally, senior members of our investment teams have significant investments in some of the funds they manage.

Competition

We compete for business with other asset managers, including those affiliated with major commercial or investment banks and other financial institutions. Many of these organizations offer products and services that are similar to, or compete with, those we may offer, and many of these organizations have substantially more personnel and greater financial resources. Some of these competitors have proprietary products and distribution channels that may make it more difficult for us to compete with them. Some competitors also have greater portfolio management resources, greater name recognition, have had managed client accounts for longer periods of time, have greater experience over a wider range of products or have other competitive advantages. The factors considered by clients in choosing us or a competitor include the past performance of the products managed, the background and experience of key personnel, the experience in managing a particular product, overall reputation, investment advisory fees and the structural features of the investment products offered.

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

Employees

As of December 31, 2017, our asset management segment had 9 employees on a full time basis.

Mortgage

Our mortgage operations are conducted through Reliance Holdings, LLC. Our mortgage business originates residential mortgage loans which are typically sold to secondary market investors. Revenues are generated from gain on sale of loans, net interest income and loan fee income. The growth in our mortgage business is expected primarily to come from increased origination volume, new products, and, to a lesser extent, through acquisition.

Competition

The residential mortgage market is highly competitive. There are a large number of institutions offering these products, including many that operate on a national scale, as well as local savings banks, commercial banks, and other lenders. Many of our competitors are larger and have access to greater financial resources. In addition, many of the largest competitors are banks or are affiliated with banking institutions, the advantages of which include, but are not limited to, having access to financing with more favorable terms, including lower interest rate bank deposits as a favorable source of funding.

Regulation

We are subject to extensive regulation by federal, state and local governmental authorities, including the CFPB, the Federal Trade Commission and various state agencies that license, audit and conduct examinations. Our mortgage operations must comply with a number of federal, state and local consumer protection and privacy laws including laws that apply to loan origination, fair lending, debt collection, use of credit reports, safeguarding of non-public personally identifiable information about customers, foreclosure and claims handling, investment of and interest payments on escrow balances and escrow payment features, and mandate certain disclosures and notices to borrowers.

Employees

At December 31, 2017, our Mortgage operations had 401 employees of which 371 were on a full time basis.

Other Investments

Other Investments includes our investments directly in assets, securities, other alternative investments or immaterial operating businesses. For the period ending December 31, 2017, our now divested commercial lending operation and the results from Luxury, which is held for sale are included in Other Investments for reporting purposes. As noted above, we will report our investment in Invesque as part of Other Investments.

STRUCTURE

On an as exchanged basis, we had 37,854,482 shares of Class A common stock as of December 31, 2017 (which excludes 5,197,551 shares of Class A common stock held by consolidated subsidiaries of the Company). “As exchanged” assumes the full exchange of the limited partnership units of TFP for Tiptree Class A common stock.

Tiptree’s Class A common stock trades on the Nasdaq Capital Market. All of Tiptree’s Class B common stock is owned by TFP on behalf of limited partners of TFP. Tiptree’s Class B common stock has the same voting rights as the Class A, but no economic rights. The limited partners of TFP (other than Tiptree itself) are able to exchange TFP partnership units for Tiptree Class A common stock at a rate of 2.798 shares of Class A common stock per partnership unit.

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

Our investment in Invesque shares is subject to transfer restrictions, market volatility and the risk that Invesque changes its dividend policy.
As of February 1, 2018, we owned 16.6 million shares, or approximately 34%, of Invesque, a real estate investment company that specializes in health care real estate and senior living property investment throughout North America.

Pursuant to the Investor Rights Agreement, we have agreed to restrictions on the sale of our Invesque shares for a period ranging from 6 months to 18 months. The value of our Invesque shares will be reported at fair market value on a quarterly basis and may fluctuate. Invesque has historically paid monthly dividends but there can be no assurance that Invesque will continue to pay dividends in the same frequency or amount.

A loss in the fair market value of our Invesque shares or a reduction or discontinuation in the dividends paid on our Invesque shares could have a material adverse effect on our financial condition and results of operations.

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

We are exposed to risks associated with acquiring or divesting businesses or business operations.

We regularly evaluate strategic acquisition opportunities for growth. Acquired companies and operations may have unforeseen operating difficulties and may require greater than expected financial and other resources. In addition, potential issues associated with acquisitions could, among other things include:

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

We have also divested, and may in the future divest, businesses or business operations. Any divestitures may involve a number of risks, including the diversion of management’s attention, significant costs and expenses, the loss of customer relationships and cash flow, and the disruption of the affected business or business operations. Failure to timely complete or to consummate a divestiture may negatively affect the valuation of the affected business or business operations or result in restructuring charges.

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

We may need to raise additional funds or refinance our indebtedness in order to grow our business or fund our strategy or acquisitions. Additional financing may not be available in sufficient amounts, if at all, or on terms acceptable to us and may be dilutive to existing stockholders. Additionally, any securities issued to raise such funds may have rights, preferences and privileges senior to those of our existing stockholders. If adequate funds are not available on a timely basis, if at all, or on acceptable terms, our ability to expand, develop or enhance our subsidiaries’ services and products, enter new markets, consummate acquisitions or respond to competitive pressures could be materially limited.

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

Our insurance business is dependent on independent financial institutions, lenders and retailers for distribution of its products and services, and the loss of these distribution sources, or their failure to sell our insurance business’s products and services could materially and adversely affect its business, results of operations and financial condition.

Our insurance business is dependent on financial institutions, lenders and retailers to distribute its products and services and its revenue is dependent on the level of business conducted by such distributors as well as the effectiveness of their sales efforts, each of which is beyond our insurance business’s control because such distributors typically do not have any minimum performance or sales requirements. Further, although its contracts with these distributors are typically exclusive, they can be canceled on relatively short notice. Therefore, our insurance business’s growth is dependent, in part, on its ability to identify and attract new distribution relationships and successfully implement its information systems with those of its new distributors. The impairment of our insurance business’s distribution relationships, the loss of a significant number of its distribution relationships, the failure to establish new distribution relationships, the failure to offer increasingly competitive products, the increase in sales of competitors’ services and products by these distributors or the decline in their overall business activity or the effectiveness of their sales of our insurance business’s products could materially reduce our insurance business’s sales and revenues and have a material adverse effect on its business, results of operations and financial condition.

Our insurance business may lose clients or business as a result of consolidation within the financial services industry.

There has been considerable consolidation in the financial services industry, driven primarily by the acquisition of small and mid-size organizations by larger entities. We expect this trend to continue. Our insurance business may lose business or suffer decreased revenues if one or more of its significant clients or distributors consolidate or align themselves with other companies. While our insurance business has not been materially affected by consolidation to date, it may be affected by industry consolidation that occurs in the future, particularly if any of its significant clients are acquired by organizations that already possess the operations, services and products that it provides.

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

Our insurance business’s reinsurance facilities are generally subject to annual renewal. Our insurance business may not be able to maintain its current reinsurance facilities and its clients may not be able to continue to operate their captive reinsurance companies. As a result, even where highly desirable or necessary, our insurance business may not be able to obtain other reinsurance facilities in adequate amounts and at favorable rates. If our insurance business is unable to renew its expiring facilities or to obtain or structure new reinsurance facilities, either its net exposures would increase or, if it is unwilling to bear an increase in net exposures, it may have to reduce the level of its underwriting commitments. Either of these potential developments could have a material adverse effect on our results of operations and financial condition.

Due to the structure of some of our insurance business’s commissions, it is exposed to risks related to the creditworthiness of some of its agents.

Our insurance business is subject to the credit risk of some of the agents with which it contracts to sell its products and services.

Our insurance business typically advances agents’ commissions as part of its product offerings. These advances are a percentage of the premiums charged. If our insurance business over-advances such commissions to agents, the agents may not be able to fulfill their payback obligations, which could have a material adverse effect on our insurance business’s results of operations and financial condition.

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
There can be no assurance that such financing will be available on terms reasonably satisfactory to us or at all.  An event of default, an adverse action by a regulatory authority or a general deterioration in the economy that constricts the availability of credit-similar to the market conditions experienced in recent years-may increase our cost of funds and make it difficult for us to obtain new, or retain existing, warehouse financing facilities.  If we fail to maintain, renew or obtain adequate funding under these warehouse financing facilities or other financing arrangements, or there is a substantial reduction in the size of or increase in the cost of such facilities, we would have to curtail our mortgage loan production activities, which could have a material adverse effect on our business, financial condition and operating results in our mortgage business.
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
We previously incurred net operating losses. In the event that we experience an “ownership change” within the meaning of Section 382 of the Code, our ability to use those net operating losses to offset taxable income could be subject to an annual limitation. The annual limitation would be equal to a percentage of our equity value at the time the ownership change occurred. In general, such an “ownership change” would occur if the percentage of our stock owned by one or more 5% stockholders (including certain groups or persons acting in concert) were to increase by 50 percentage points during any three-year period. All stockholders that own less than 5% of our stock are treated as a single 5% stockholder. In addition, the Treasury Regulations under Section 382 of the Code contain additional rules the effect of which is to make it more likely that an ownership change could be deemed to occur. Accordingly, our ability to use prior net operating losses to offset future taxable income would be subject to a limitation if we experience an ownership change.

We leverage our assets and a decline in the fair value of such assets may adversely affect our financial condition and results of operations.

We leverage our assets, including through borrowings, generally through warehouse credit facilities, secured loans, securitizations (including the issuance of CLOs) and other borrowings. A rapid decline in the fair value of our leveraged assets may adversely affect us. Lenders may require us to post additional collateral to support the borrowing. If we cannot post the additional collateral, we may have to rapidly liquidate assets, which we may be unable to do on favorable terms or at all. Even after liquidating assets, we may still be unable to post the required collateral, further harming our liquidity and subjecting us to liability to lenders for the declines in the fair values of the collateral. A reduction in credit availability may adversely affect our business, financial condition and results of operations.

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

Although interest rates have been at historically low levels for the last several years, the Federal Reserve recently raised rates and has indicated an intention to continue raising rates in the coming months, and a period of sharply rising interest rates could have an adverse impact on our business by negatively impacting demand for mortgages, corporate loans and value of our CLO holdings and increasing our cost of borrowing to finance operations.
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

Call and redemption risk is the risk that fixed income investments will be called or redeemed prior to maturity at a time when yields on other debt instruments in which the call or redemption proceeds could be invested are lower than the yield on the called or redeemed instrument.

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
We pursue risk mitigation and hedging strategies to seek to reduce our exposure to losses from adverse credit events, interest rate changes and other risks. These strategies have included short Treasury positions, interest rate swaps, foreign exchange derivatives, credit derivatives and other derivative hedging instruments. Since we account for derivatives at fair market value, changes in fair market value are reflected in net income other than derivative hedging instruments which are reflected in accumulated other comprehensive income in stockholders’ equity. Some of these strategies could result in our experiencing significant losses that may materially adversely affect our business, financial condition and results of operations.
The values we record for certain investments and liabilities are based on estimates of fair value made by our management, which may cause our operating results to fluctuate and may not be indicative of the value we can realize on a sale.
Some of our investments and liabilities are not actively traded and the fair value of such investments and liabilities are not readily determinable. Each of these carrying values is based on an estimate of fair value by our management. Management reports the estimated fair value of these investments and liabilities quarterly, which may cause our quarterly operating results to fluctuate. Therefore, our past quarterly results may not be indicative of our performance in future quarters. In addition, because such valuations are inherently uncertain, in some cases based on internal models and unobservable inputs, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments and liabilities existed. As such, we may be unable to realize the carrying value upon a sale of these investments.

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

Risks Related to our Structure

Because we are a holding company, our ability to meet our obligations and pay dividends to stockholders will depend on distributions from our subsidiaries that may be subject to restrictions and income from assets.

We are a holding company and do not have any significant operations of our own, other than our principal investments. Our ability to meet our obligations will depend on distributions from our subsidiaries and income from assets. The amount of dividends and other distributions that our subsidiaries may distribute to us may be subject to restrictions imposed by state law, restrictions that may be imposed by state regulators and restrictions imposed by the terms of any current or future indebtedness that these subsidiaries may incur. Such restrictions would also affect our ability to pay dividends to stockholders, if and when we choose to do so.

Our insurance business Junior Subordinated Notes due 2057 restrict dividends to us based on the leverage ratio of our insurance business and its subsidiaries. Our regulated insurance company subsidiaries are required to satisfy minimum capital and surplus requirements according to the laws and regulations of the states in which they operate, which regulate the amount of dividends and distributions we receive from them. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance regulatory approval. Ordinary dividends, for which no regulatory approval is generally required, are limited to amounts determined by a formula, which varies by state. Some states have an additional stipulation that dividends may only be paid out of earned surplus. States also regulate transactions between our insurance company subsidiaries and us or our other subsidiaries, such as those relating to shared services, and in some instances, require prior approval of such transactions within the holding company structure. If insurance regulators determine that payment of an ordinary dividend or any other payments by our insurance company subsidiaries to us or our other subsidiaries (such as payments for employee or other services) would be adverse to policyholders or creditors, the regulators may block or otherwise restrict such payments that would otherwise be permitted without prior approval. In addition, there could be future regulatory actions restricting the ability of our insurance company subsidiaries to pay dividends or share services.

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

As a public company, we incur significant legal, accounting and other costs. In addition, the Sarbanes-Oxley Act of 2002, or the “Sarbanes-Oxley Act,” the Dodd-Frank Act, and the rules of the SEC and Nasdaq, impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to these compliance activities. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming.

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

A change in state or U.S. federal tax laws could materially affect our insurance businesses. Currently, our insurance business does not collect sales or other related taxes on its services. Whether sales of our insurance business’s services are subject to state sales and use taxes is uncertain, due in part to the nature of its services and the relationships through which its services are offered, as well as changing state laws and interpretations of those laws. One or more states may seek to impose sales or use tax or other tax collection obligations on our insurance business, whether based on sales by our insurance business or its resellers or clients, including for past sales. A successful assertion that our insurance business should be collecting sales or other related taxes on its services could result in substantial tax liabilities for past sales, discourage customers from purchasing its services, discourage clients from offering or billing for its services, or otherwise cause material harm to its business, financial condition and results of operations.

With regard to our insurance business’s payment protection products, there are federal and state laws and regulations that govern the disclosures related to lenders’ sales of those products. Our insurance business’s ability to offer and administer these products on behalf of financial institutions is dependent upon their continued ability to sell such products. To the extent that federal or state laws or regulations change to restrict or prohibit the sale of these products, our insurance business’s revenues would be adversely affected. For example, the CFPB’s enforcement actions have resulted in large refunds and civil penalties against financial institutions in connection with their marketing of payment protection and other products. Due to such regulatory actions, some lenders may reduce their sales and marketing of payment protection and other ancillary products, which may adversely affect our insurance business’s revenues. The full impact of the CFPB’s oversight is unpredictable and continues to evolve. With respect to the property and casualty insurance policies our insurance business underwrites, federal legislative proposals regarding national catastrophe insurance, if adopted, could reduce the business need for some of the related products that our insurance business provides.

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
While the CFPB does not have direct jurisdiction over insurance products, it is possible that regulatory actions taken by the CFPB may affect the sales practices related to these products and thereby potentially affect our insurance business or the clients that it serves. In March 2015, the CFPB announced it is considering proposing rules under its unfair, deceptive and abusive acts and practices rulemaking authority relating to consumer installment loans, among other things. If and when implemented CFPB rules regarding consumer installment loans could adversely impact our insurance business’s volume of insurance products and services and cost structure. In addition, the CFPB’s enforcement actions and examinations have resulted in large refunds and civil penalties against financial institutions in connection with their marketing of payment protection and other products. Due to such regulatory actions, some lenders may reduce their sales and marketing of payment protection and other ancillary products, which may adversely affect our insurance business’s revenues.

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

Cyberattacks targeting Tiptree’s process control networks or other digital infrastructure could have a material adverse impact on the company’s business and results of operations

There are numerous and evolving risks to cybersecurity and privacy from cyber threat actors, including criminal hackers, state-sponsored intrusions, industrial espionage and employee malfeasance. These cyber threat actors are becoming more sophisticated and coordinated in their attempts to access the Company’s information technology (“IT”) systems and data, including the IT systems of cloud providers and third parties with which the Company conducts business. Although the Company devotes significant resources to prevent unwanted intrusions and to protect its systems and data, whether such data is housed internally or by external third parties, the Company has experienced immaterial cyber incidents and will continue to experience cyber incidents of varying degrees in the conduct of its business. Cyber threat actors could compromise the Company’s process control networks or other critical systems and infrastructure, resulting in disruptions to its business operations, access to its financial reporting systems, or loss, misuse or corruption of its critical data and proprietary information, including without limitation its business information and that of its employees, customers, partners and other third parties.  Cyber events could result in significant financial losses, legal or regulatory violations, reputational harm, and legal liability and could ultimately have a material adverse effect on the Company’s business and results of operations.

We have had a material weakness in internal control over financial reporting in the past and cannot assure you that additional material weaknesses will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in material misstatements in our financial statements which could require us to restate financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on our stock price.

As reported in our Annual Report on Form 10-K for the year ended December 31, 2015, management and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting. We have remediated this material weakness, by implementing corrective measures as described in Item 9A. Controls and Procedures of our Form 10-K for the year ended December 31, 2016.

We cannot assure you that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses or significant deficiencies, cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations regarding the effectiveness of our internal control over financial reporting. The existence of a material weakness or significant deficiency could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

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

As of December 31, 2017, the Company’s owned real estate properties consisted of 42 properties in our senior living operations (which were all sold to Invesque in February 2018), which are located across 11 states primarily in the Mid-Atlantic and Southern United States and 91 single family properties in our insurance segment consisting of REO properties resulting from our investments in non-performing residential mortgage loans.
Item 3. Legal Proceedings

Litigation
Fortegra is a defendant in Mullins v. Southern Financial Life Insurance Co., which was filed in February 2006, in the Pike Circuit Court, in the Commonwealth of Kentucky. A class was certified in June 2010. At issue is the duration or term of coverage under certain disability and life credit insurance policies. The action alleges violations of the Consumer Protection Act and certain insurance statutes, as well as common law fraud and seeks compensatory and punitive damages, attorney fees and interest. To date, the court has not awarded sanctions in connection with Plaintiffs’ April 2012 Motion for Sanctions. In January 2015, the trial court issued an Order denying Fortegra’s motion to decertify the class, which was upheld on appeal. Following a February 2017 hearing, the court denied Fortegra’s Motion for Summary Judgment as to certain disability insurance policies. In January 2018, in response to a Plaintiffs’ Motion the court vacated its November 2017 order granting Fortegra’s Motion for Summary Judgment as to the life certificates at issue with leave to refile. No trial or additional hearings are currently scheduled.

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

Holders
As of December 31, 2017, there were 104 Class A common stockholders of record. This number does not include beneficial owners whose shares are held by nominees in street name.

Stock Price and Dividends
The following table sets forth the high and low stock prices per share of our Class A common stock and the dividends declared and paid per share on our Class A common stock for the periods indicated.

2017	High Price	Low Price	Dividends
First Quarter	$7.45	$6.00	$0.030
Second Quarter	$7.60	$5.80	$0.030
Third Quarter	$7.20	$5.69	$0.030
Fourth Quarter	$7.23	$5.75	$0.030

2016	High Price	Low Price	Dividends
First Quarter	$6.78	$5.33	$0.025
Second Quarter	$6.82	$4.74	$0.025
Third Quarter	$6.16	$5.03	$0.025
Fourth Quarter	$7.15	$5.53	$0.025

Our Class B common stock is not listed nor traded on any stock exchange.

Our payment of dividends in the future will be determined by our Board of Directors and will depend on business conditions, our earnings and other factors.

Item 6. Selected Financial Data

The following tables set forth our consolidated selected financial data for the periods and as of the dates indicated and are derived from our audited Consolidated Financial Statements. The following consolidated financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in ITEM 7 of this Form 10-K and the consolidated financial statements and related notes included in Item 8 of this Form 10-K. All amounts pertaining to our results of operations and financial condition are presented on a continuing operations basis. All acquisitions by Tiptree during the five years ended December 31, 2017 are included in results of operations since their respective dates of acquisition.

Consolidated Statement of Operations Data:	For the Years Ended December 31,
(in thousands, except shares and per share amounts)	2017(1)	2016(1)	2015(1)(3)	2014(1)(2)(3)	2013(1)(4)
Total revenues	$581,798	$506,423	$392,331	$51,032	$14,869
Total expenses	595,585	477,537	388,346	72,940	24,258
Net income (loss) attributable to consolidated CLOs	10,457	20,254	(6,889)	19,525	28,865
Income (loss) before taxes from continuing operations	(3,330)	49,140	(2,904)	(2,383)	19,476
Less: provision (benefit) for income taxes	(12,562)	12,515	(753)	5,317	854
Net income (loss) from continuing operations	9,232	36,625	(2,151)	(7,700)	18,622
Net income (loss) from discontinued operations	(3,998)	(4,287)	10,953	12,284	22,107
Net income (loss) before non-controlling interests	5,234	32,338	8,802	4,584	40,729
Less: net income (loss) attributable to non-controlling interests	1,630	7,018	3,023	6,294	30,336
Net income (loss) attributable to Tiptree Inc. Class A common stockholders	$3,604	$25,320	$5,779	$(1,710)	$10,393

Net income (loss) per Class A common share:
Basic, continuing operations, net	$0.22	$0.88	$(0.01)	$(0.58)	$0.48
Basic, discontinued operations, net	(0.10)	(0.09)	0.18	0.48	0.53
Basic earnings per share	0.12	0.79	0.17	(0.10)	1.01

Diluted, continuing operations, net	0.21	0.86	(0.01)	(0.58)	0.48
Diluted, discontinued operations, net	(0.10)	(0.08)	0.18	0.48	0.53
Diluted earnings per share	$0.11	$0.78	$0.17	$(0.10)	$1.01

Weighted average number of Class A common shares:
Basic	29,134,190	31,721,449	33,202,681	16,771,980	10,250,438
Diluted	37,306,632	31,766,674	33,202,681	16,771,980	10,250,438

Cash dividends paid per common share	$0.12	$0.10	$0.10	$—	$0.175

	As of December 31,
Consolidated Balance Sheet Data: (in thousands)	2017	2016	2015	2014	2013
Total assets (5)	$1,989,742	$2,890,050	$2,494,970	$8,202,447	$6,872,271
Debt, net (6)	346,081	554,870	502,255	254,072	188,978
Total stockholders’ equity	$396,774	$390,144	$397,694	$401,621	$396,896
Total Tiptree Inc. stockholders’ equity	300,077	293,431	312,840	284,462	98,979

(1)
Care revenues of $76.0 million, $60.7 million, $46.1 million, $29.3 million and $8.9 million and net income (loss) of $(4.0) million, $(4.3) million, $(11.7) million, $4.3 million and $(2.9) million for the years ended December 31, 2017, 2016, 2015, 2014 and 2013, respectively, are included in Net income (loss) from discontinued operations, net.

(2)	2014 results reflects the impact of the acquisition of Fortegra in December 2014.

(3)
PFG revenues of $40.5 million and $78.7 million and net income of $7.0 million and $7.9 million for the years ended December 31, 2015 and December 31, 2014, respectively, and gain on sale of $15.6 million for the year ended December 31, 2015 are included in Net income (loss) from discontinued operations, net.

(4)	Reflects the combination of Tiptree Inc. and Care. Prior to July 1, 2013 Care was a public REIT and dividends reflect those paid by Care and Tiptree.

(5)	Total assets on December 31, 2016, 2015, 2014, and 2013 include $989.5 million, $728.8 million, $1,978.1 million, and $1,405.4 million and of assets held by consolidated CLO entities, respectively.

(6)	Excludes debt of discontinued operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Conditions and Results of Operations is presented in this section as follows:

•	Overview

•	Results of Operations

•	Non-GAAP Reconciliations

•	Liquidity and Capital Resources

•	Critical Accounting Policies and Estimates

•	Off-Balance Sheet Arrangements

OVERVIEW

Tiptree is a holding company that combines insurance operations with investment management expertise. Our principal operating subsidiary is a leading provider of specialty insurance products and related services, including credit protection insurance, warranty and service contract products, and insurance programs which underwrite niche personal and commercial lines of insurance. We also allocate capital across a broad spectrum of investments, which we refer to as Tiptree Capital. Today, Tiptree Capital consists of asset management operations, mortgage operations and other investments, which effective February 1, 2018, include our minority interest in Invesque. When considering capital allocation decisions, we take a diversified approach, looking across sectors, geographies and asset classes, all with a longer-term horizon. We evaluate our performance primarily by the comparison of our shareholder’s long-term total return on capital, as measured by Adjusted EBITDA and growth in book value per share plus dividends.

During 2017 and early 2018, in furtherance of our strategy to grow sustainable earnings and Adjusted EBITDA, we executed on several strategic objectives:

Insurance:

•
Specialty Insurance operations continued to grow and expand product offerings. Gross written premiums were $767 million, up 8.3%, driven by growth in warranty and credit products. Net written premiums were $418 million, up 24.0%, driven by increase in retention of credit products and growth in warranty products.

•
In Q4'17, we completed the issuance of $125 million of 40 year Junior Subordinated Notes which refinanced existing indebtedness and strengthened the capital position as part of our strategy to grow the insurance company.

Tiptree Capital:

•
On February 1, 2018, we sold our senior living operations to Invesque in exchange for 16.6 million shares of Invesque common stock. Tiptree’s increase to book value was approximately $0.91 per share, or a 9.1% increase over our December 31, 2017 book value per share, as exchanged. The transaction is expected to be accretive to our 2018 GAAP earnings per share and Adjusted EBITDA. At December 31, 2017, our senior living operations are carried as discontinued operations.

•
Through the Invesque transaction, along with additional pending or closed sales in 2017, Tiptree’s consolidated debt was reduced by $518 million from September 30, 2017 to December 31, 2017. After giving effect to these transactions, the Company’s debt to equity leverage was reduced from 2.2x to less than 0.9x.

•	On October 1, 2017, we sold our investment in our commercial lending subsidiary for $13.5 million in a combination of cash and a seller’s note.

•
On December 12, 2017, we entered into a definitive agreement to sell Luxury Mortgage. The agreement is subject to, among other things, regulatory approval, and is expected to close during the second half of 2018.

•	Throughout 2017, we exited substantially all of our CLO subordinated note positions and related hedges for $3.9 million in gains over our carrying value.

•	As a result of the above divestitures, we have approximately $90 million of cash, net of cash at regulated insurance subsidiaries, that can be used for investments and acquisitions.

•	We returned $11.8 million to investors through $7.3 million of share buy-backs and $4.5 million of dividends paid.

Our results of operations are affected by a variety of factors including, but not limited to, general economic conditions and GDP growth, market liquidity and volatility, consumer confidence, U.S. demographics, employment and wage growth, business confidence and investment, inflation, interest rates and spreads, the impact of the regulatory environment, and the other factors set forth in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Generally, our businesses are positively affected by a healthy U.S. consumer, stable to gradually rising interest rates, stable markets and business conditions and the aging U.S. population. Conversely, rising unemployment, volatile markets, rapidly rising interest rates and slowing business conditions can have a material adverse effect on our results of operations or financial condition.

Our specialty insurance business focuses on products which are low severity but high frequency loss profile and short-duration in nature. Our insurance business has historically also generated a significant proportion of fee based revenues. In general, the types of products we offer tend to have limited aggregation risk, and thus, limited catastrophic and residual risk. We mitigate our underwriting risk through a combination of reinsurance and retrospective commission structures with our distribution partners and/or third party reinsurers. Our insurance results primarily depend on our pricing, underwriting, risk retention and the accuracy of reserves, reinsurance arrangements, returns on invested assets, and policy and contract renewals and run-off. While our insurance operations have historically maintained a relatively stable combined ratio which support steady earnings, our initiatives to change our business mix along with economic factors could generate different results than we have historically experienced. We believe there are additional growth opportunities to expand our warranty and programs insurance business model to other niche products and markets.

Our insurance company investment portfolio primarily serves as a source to pay claims and secondarily as a source of income for our operations. Our investments include fixed maturity securities, loans, credit investment funds, equity securities, CLOs, and senior living related assets. Many of our investments are held at fair value. Changes in fair value for loans, credit investment funds, equity securities and CLO assets and liabilities are reported quarterly as unrealized gains or losses in revenues and can be impacted by changes in interest rates, credit risk, or market risk, including specific company or industry factors. When credit markets are performing well, loans held in our CLOs and credit fund investments may prepay, subjecting those investments to reinvestment risk. In deteriorating credit environments, default risk can impact the performance of our investments, as well as flowing through income as unrealized losses. Our equity holdings are relatively concentrated. General equity market trends, along with company and industry specific factors, can impact the fair value of our holdings and can result in unrealized gains and losses affecting our results. In addition, separate from our insurance company investments, as of February 1, 2018, our common shares of Invesque will represent a significant asset on our balance sheet. Any change in the fair value of Invesque’s common stock or Invesque’s dividend policy could have a significant impact on our financial condition and results of operations.

Our business can also be impacted in various ways by changes in interest rates which can result in fluctuations in fair value of our investments, revenues associated with floating rate loans, volume and revenues in our mortgage business and interest expense associated with floating rate debt used to fund many of our operations.

On December 22, 2017, the U.S. government enacted the Tax Act, which, among other things, reduces the corporate federal income tax rate from 35% to 21% effective January 1, 2018. As a result of the Tax Act, we remeasured our net deferred tax liabilities and recognized a net tax benefit of $15.2 million. We estimate that our 2018 consolidated effective tax rate will be between 24% and 26%. We do not expect a significant near-term impact on cash used to pay taxes.

RESULTS OF OPERATIONS
The following is a summary of our consolidated financial results. Management uses Adjusted EBITDA and book value per share, as exchanged, as measurements of operating performance which are non-GAAP measures. Management believes the use of Adjusted EBITDA provides supplemental information useful to investors as it is frequently used by the financial community to analyze financial performance, and to analyze a company’s ability to service its debt and to facilitate comparison among companies. Adjusted EBITDA is also used in determining incentive compensation for the Company’s executive officers. Adjusted EBITDA is not a measurement of financial performance or liquidity under GAAP and should not be considered as an alternative or substitute for GAAP net income. Book value per share, as exchanged assumes full exchange of the limited partners units of TFP for Tiptree Class A common stock. Management believes the use of this financial measure provides supplemental information useful to investors as it is frequently used by the financial community to analyze company growth on a relative per share basis.

Selected Key Metrics

($ in thousands)	Year Ended December 31,
GAAP:	2017	2016	2015
Total revenues	$581,798	$506,423	$392,331
Net income before non-controlling interests	5,234	32,338	8,802
Net income attributable to Tiptree Inc. Class A common stockholders	3,604	25,320	5,779
Diluted earnings per share	0.11	0.78	0.17
Cash dividends paid per common share	0.12	0.10	0.10

Non-GAAP: (1)
Adjusted EBITDA	37,988	78,916	$58,419
Book value per share, as exchanged	9.97	10.14	8.90

(1)	For further information relating to the Company’s Adjusted EBITDA and book value per share, as exchanged, including a reconciliation to GAAP financials, see “—Non-GAAP Reconciliations.”

Revenues

The increase in revenues from 2016 to 2017 was $75.4 million, or 14.9%, driven by growth in earned premiums and net investment income in our insurance operations, partially offset by reduced service and administrative fees, ceding commissions, and unrealized losses on equities in our specialty insurance investment portfolio, as compared to prior period gains. This was consistent with our strategy to grow written premiums of our insurance business which contributes to increased investable assets and investment income. In addition to the growth in revenues, the combination of unearned premiums and deferred revenues on the balance sheet grew by $93.0 million or 19.9%, as we continue to grow credit protection and warranty written premiums, which are earned over multiple years.

For the year ended December 31, 2016, the Company reported revenues of $506.4 million, an increase of $114.1 million or 29.1% from the year ended December 31, 2015. The primary drivers of the increase in revenues were increases in earned premiums, service and administrative fees and investment income in our specialty insurance segment, increases in management incentive fees and returns on associated investments in our asset management segment, and increased mortgage volume.

Net Income (Loss) before non-controlling interests

For the year ended December 31, 2017, net income before non-controlling interests was $5.2 million compared to net income of $32.3 million in the 2016 period, a decrease of $27.1 million, or 83.8%. The decline was primarily a result of the unrealized losses on equities in our insurance investment portfolio, compared to unrealized gains in the prior period. Increased stock-based compensation expense in specialty insurance and increased earn-out expense associated with our Reliance acquisition also contributed to the decline. We also reduced our exposure to CLO subordinated notes throughout 2017 which resulted in less distributions compared to 2016. Those factors were partially offset by a net tax benefit of $15.2 million driven by remeasurement of our net deferred tax liabilities as a result of the Tax Act’s change in federal income tax rate from 35% to 21% and decreases in corporate expenses.

For the year ended December 31, 2016, net income before non-controlling interests was $32.3 million compared to $8.8 million in 2015. The key drivers of the $23.5 million increase were improved profitability in our specialty insurance segment driven by higher revenues and investment income, including unrealized gains on equities, increased profits from our asset management segment as a result of incentive fees and higher CLO subordinated note returns, increased rental income in our senior living operations impacting discontinued operations, and increases in mortgage volume and margins due to improving market conditions. This increased income was partially offset by higher corporate expenses from increased performance related incentive compensation and costs associated with our effort to improve our controls and financial reporting infrastructure. In addition, in 2015, we recorded $22.6 million of earnings from discontinued operations of PFG, which included the one-time net gain on the sale of $15.6 million, which did not repeat in 2016. Finally, a tax benefit of $4.0 million was recognized in the first quarter of 2016, which was driven by the tax reorganization effective January 1, 2016.

Net Income (Loss) Available to Class A Common Stockholders

For the year ended December 31, 2017, net income available to Class A common stockholders was $3.6 million, a decrease of $21.7 million from the prior year period. For the year ended December 31, 2016, net income available to Class A common stockholders was $25.3 million, an increase of $19.5 million, from the prior year period. The key drivers of net income available to Class A common stockholders were the same factors which impacted the net income before non-controlling interests.

Adjusted EBITDA - Non GAAP

Total Adjusted EBITDA for the year ended December 31, 2017 was $38.0 million compared to $78.9 million for the 2016 period, a decrease of $40.9 million, or 51.8%. The key drivers of the change in Adjusted EBITDA were the same as those which impacted our net income before non controlling interests, excluding the increase in the Reliance earn-out expense, the change in the tax provision and non-recurring expenses which were added back to Adjusted EBITDA. See “— Non-GAAP Reconciliations” for a reconciliation to GAAP net income.

Total Adjusted EBITDA for the year ended December 31, 2016 was $78.9 million compared to $58.4 million for 2015, an increase of $20.5 million or 35.1%. The key drivers of the change in Adjusted EBITDA were the same as those which impacted our net income before non controlling interests. See “— Non-GAAP Reconciliations” for a reconciliation to GAAP net income.

Book Value per share, as exchanged - Non GAAP

Total stockholders’ equity was $396.8 million as of December 31, 2017 compared to $390.1 million as of December 31, 2016, primarily driven by 2017 net income and the net increase in equity outstanding as a result of an option exercise, net of the share re-purchase.

As exchanged book value per share for the period ended December 31, 2017 was $9.97, a decrease from $10.14 as of December 31, 2016. The key drivers of the period-over-period impact were increases in net income that drove 2017 diluted earnings per share of $0.11 and the purchase of 1.0 million shares at an average 28% discount to book value. Those increases were more than offset by dividends paid of $0.12, officer and director compensation share issuances, and the exercise of an option in June 2017, the latter of which resulted in 1.5 million shares being issued at $5.36 per share. Given the strike price of the option, the impact was a $0.19 reduction to book value per share. In 2017, Tiptree returned $11.8 million to shareholders through share repurchases and dividends paid.

The increase in book value per share from 2015 to 2016 was driven by increases in net income that drove 2016 diluted earnings per share of $0.78, and purchases of 6.8 million shares at an average 30% discount to book value. Those increases were partially offset by dividends paid of $0.10 and officer and director compensation share issuances. In 2016, Tiptree returned $47.8 million to shareholders through share repurchases and dividends paid.

Key Non-Cash Drivers of Results

The table below highlights certain key non-cash drivers impacting our consolidated results presented on a pre-tax basis. Our investments are focused on a longer term investment horizon. In addition, our equity securities holdings are relatively concentrated, and are carried at fair value and marked to market through unrealized gains and losses. As a result, we expect our earnings relating to these securities to be relatively volatile between periods in contrast to our fixed income securities, which are marked to market through accumulated other comprehensive income (“AOCI”) in stockholders equity.
Since a significant portion of our stock based compensation is performance based, and vests over multiple years, we believe that providing this information separately to investors allows them to evaluate the alignment of non-cash compensation to management with our overall performance trends.
A portion of the purchase price for Reliance was contingent upon performance in the three years ending June 30, 2018. Increases or decreases in the contingent purchase price liability flow through our income statement each period, and are not deductible for tax purposes. Given Reliance’s performance over the latest performance measurement period, the fair value of the Tiptree shares issued for the second performance period were treated as an expense in 2017. As of December 31, 2017, the fair value of the remaining liability was zero.
Lastly, depreciation and amortization has increased, primarily as a result of property acquisitions in our senior living operations, partially offset by a reduction in value of business acquired (“VOBA”) at Fortegra. Because we carry our real estate assets at original cost, not at fair value, we believe that highlighting the impact depreciation and amortization have on Tiptree’s overall results period-over-period, and on the carrying value of our real estate assets, is useful additional information for investors.

($ in thousands)	Year Ended December 31,
	2017	2016	2015
Unrealized & realized gains (losses) on equity securities	$(23,753)	$11,694	$141
Stock-based compensation	(6,560)	(2,584)	(437)
Reliance contingent earn-out liability (1)	(3,039)	(1,277)	1,300
Depreciation and amortization (1)(2)	(29,486)	(28,468)	(45,124)

(1)	Added back to Adjusted EBITDA. For a reconciliation of Adjusted EBITDA to GAAP financials, see “—Non-GAAP Reconciliations.”

(2)
Includes depreciation and amortization from continuing and discontinued operations. Depreciation and amortization associated with Care was $15.6 million for 2017, $14.2 million for 2016, and $14.5 million for 2015.

Results by Segment
Tiptree is a holding company that combines insurance operations with investment management expertise. In addition to our specialty insurance operations, we allocate our capital across our investments in other companies and assets which we refer to as Tiptree Capital. As of December 31, 2017, Tiptree Capital consists of asset management operations, mortgage operations and other investments. As such, we classify our business into three reportable segments– specialty insurance, asset management and mortgage. Corporate activities include holding company interest expense, employee compensation and benefits, and other expenses.

As of December 31, 2017, the Company sold its interests in Siena and classified Care and Luxury as held for sale. At the time of such classification, the pending sale of Care also met the requirements to be classified as a discontinued operation. Each of these divestitures are no longer considered operating segments. As a result of these divestitures, our reportable segments dropped from four to three, with the elimination of Senior Living segment and renaming Specialty Finance to Mortgage. The following table presents the components of total pre-tax income including continuing and discontinued operations.

Pre-tax Income

($ in thousands)	Year Ended December 31,
	2017	2016	2015
Specialty insurance	$5,404	$46,804	$32,012
Tiptree Capital:
Asset management	14,245	25,264	(6,753)
Mortgage	2,090	4,882	2,464
Other	4,001	6,996	3,475
Corporate	(29,070)	(34,806)	(34,102)
Pre-tax income (loss) from continuing operations	$(3,330)	$49,140	$(2,904)
Pre-tax income (loss) from discontinued operations (1)	$(6,222)	$(5,824)	$16,879

(1)	Includes PFG for 2015 and Care for 2015, 2016, 2017. Includes $15.6 million net gain on sale of PFG in 2015.

Total Capital and Adjusted EBITDA - Non-GAAP (1)

Management evaluates the return on Invested Capital and Total Capital, which are non-GAAP financial measures, when making capital investment decisions. Invested Capital represents its total cash investment, including any re-investment of earnings, and acquisition costs, net of tax. Total Capital represents Invested Capital plus Corporate Debt. Management believes the use of these financial measures provide supplemental information useful to investors as they are frequently used by the financial community to analyze how the Company has allocated capital over-time and provide a basis for determining the return on capital to shareholders. Management uses both of these measures when making capital investment decisions, including reinvesting cash, and evaluating the relative performance of its businesses and investments. The following table presents the components of Total Capital and Adjusted EBITDA.

($ in thousands)	Year Ended December 31,
	Total Capital			Adjusted EBITDA
	2017	2016	2015	2017	2016	2015
Specialty Insurance	$441,317	$410,190	$331,799	$26,961	$60,526	$43,349
Tiptree Capital	161,825	215,262	210,125	35,430	49,954	5,406
Asset management	4,977	73,173	98,849	14,245	25,265	(6,753)
Mortgage	30,725	25,257	21,479	5,677	6,671	1,406
Other (2)	126,123	116,832	89,797	15,508	18,018	10,753
Corporate	37,965	393	56,161	(24,403)	(31,564)	(22,837)
Discontinued Operations (PFG)	—	—	—	—	—	32,501
Total Tiptree	$641,107	$625,845	$598,085	$37,988	$78,916	$58,419

(1)	For further information relating to the Company’s Total Capital and Adjusted EBITDA, including a reconciliation to GAAP total stockholders equity and pre-tax income, see “—Non-GAAP Reconciliations.”

(2)
Includes discontinued operations related to Care. As of February 1, 2018, invested capital from Care discontinued operations is represented by our investment in Invesque common shares. For more information, see ““Note—(4) Dispositions, Assets Held for Sale and Discontinued Operations.”

Specialty Insurance

Our principal operating subsidiary is a provider of specialty insurance products and related services, including credit protection insurance, warranty and service contract products, and insurance programs which front and underwrite niche personal and commercial lines of insurance. We also offer administration and fronting services for our self-insured clients who own captive producer owned reinsurance companies (“PORCs”). We generate income from insurance underwriting operations and our investment portfolio. Insurance underwriting operations revenues are primarily generated from net earned premiums, service and administrative fees and ceding commissions. We measure insurance underwriting operations performance by adjusted underwriting margin, combined ratio and Adjusted EBITDA. The investment portfolio income consists of investment income, gains and losses and is measured by net portfolio income which is the equivalent of Adjusted EBITDA.

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

Ceding commissions
We also earn ceding commissions on our debt protection products through risk sharing agreements. We elect to cede to reinsurers under reinsurance arrangements a significant portion of the credit insurance that we distribute on behalf of our clients. Ceding commissions we earn under reinsurance agreements are based on contractual formulas that take into account, in part, underwriting performance and investment returns experienced by the assuming companies.

Investment portfolio income
We generate net investment income and net realized and unrealized gains (losses) from our investment portfolio.

Discontinued Operations
The results of PFG, which was sold on June 30, 2015, are presented in discontinued operations for the year ended December 31, 2015, and are not included in the specialty insurance segment results.

The following tables present the specialty insurance segment results for the fiscal year ended December 31, 2017, 2016 and 2015.

Operating Results

($ in thousands)	Year Ended December 31,
	2017	2016	2015
Gross written premiums	$766,889	$708,287	$686,007
Net written premiums	418,020	337,171	182,096
Revenues:
Net earned premiums	$371,700	$229,436	$166,265
Service and administrative fees	95,160	109,348	106,525
Ceding commissions	8,770	24,784	43,217
Net investment income	16,286	12,981	5,455
Net realized and unrealized gains (losses)	(16,503)	14,762	1,065
Other income	3,552	2,859	8,361
Total revenues	$478,965	$394,170	$330,888
Expenses:
Policy and contract benefits	123,959	106,784	86,312
Commission expense	241,835	147,253	105,751
Employee compensation and benefits	41,300	37,937	38,786
Interest expense	15,072	9,244	6,968
Depreciation and amortization expenses	12,799	13,184	29,673
Other expenses	38,596	32,964	31,386
Total expenses	$473,561	$347,366	$298,876
Pre-tax income (loss)	$5,404	$46,804	$32,012

Results

Our specialty insurance operations are currently expanding product lines in an effort to increase written premiums. As part of this process, the business is investing to grow warranty and programs, while maintaining a leading position in our credit protection markets. That, combined with the earnings performance of the investment portfolio, are key drivers in comparing 2017 versus 2016 results. The growth in written premiums combined with extending the duration of our products has resulted in an increase of unearned premiums and deferred revenue on the balance sheet of 19.9% from $467.2 million as of December 31, 2016 to $560.2 million as of December 31, 2017.

In the fourth quarter of 2016, our captive reinsurance subsidiary replaced a third party reinsurer of certain credit protection products, thus avoiding reinsurance costs and gaining additional investment flexibility. This transaction was consistent with our strategy to grow underwriting and investment profits. As a result, several income statement line items increased for the year ended December 31, 2017 when compared to prior periods including net earned premiums, commission expense and policy and contract benefits, partially offset by the decline in ceding commissions.

The application of push-down accounting for the Fortegra acquisition resulted in purchase price accounting adjustments (VOBA) whereby deferred service and administrative fees and costs associated with deferred commission expense on acquired contracts were recognized differently from those related to newly originated contracts. For the years ended December 31, 2017 and 2016, the VOBA impacts on pre-tax income were $1.2 million and $1.8 million, respectively. Where significant to the period-over-period comparisons of revenue and expense, VOBA impacts are discussed separately below.

Pre-tax income was $5.4 million for the year ended December 31, 2017, a decrease of $41.4 million, over the prior year financial results. The primary drivers of the decline were period-over-period reductions in net realized and unrealized gains and losses of $31.3 million related to equities held in the portfolio, increases in interest expense of $5.8 million primarily associated with asset-based interest expense in the investment portfolio, partially offset by increases in net investment income of $3.3 million. Insurance operations results declined versus prior year driven primarily by increases in stock-based compensation expense of $2.8 million and increased other expenses of $5.6 million primarily related to premium taxes which increased consistent with growth in written premiums, which was partially offset by increased underwriting margin of $4.4 million.

Pre-tax income increased by $14.8 million from 2015 to 2016, primarily driven by improvement of $18.9 million in earnings related to the investment portfolio which included increased net investment income, realized and unrealized gains on equities which were slightly offset by higher asset-based interest expense. Insurance operations declined from 2015 to 2016 by $4.1 million primarily driven by competitive pressures in the mobile protection product and increased operating costs as the business continues to invest in additional product offerings.

Revenues

Revenues are generated by the sale of the following products: credit protection, warranty, programs, services and other. Credit protection products include credit life, credit disability, credit property, involuntary unemployment, and accidental death and dismemberment. Warranty products include auto service contracts, furniture and appliance service contracts and mobile device protection. Programs are primarily personal and commercial lines and other property-casualty products.

For the year ended December 31, 2017, total revenues were $479.0 million, up $84.8 million, or 21.5%, over the prior year period. The increase was primarily driven by an increase in earned premiums of $142.3 million, which was partially offset by decreases in service and administrative fees of $14.2 million and ceding commissions of $16.0 million. Revenues increased by $63.3 million from 2015 to 2016 primarily driven by increases in earned premiums. For both periods, the increase in earned premiums was driven by growth in our credit protection and warranty products with the primary driver being our captive reinsurance subsidiary replacing a third party as reinsurer of certain credit protection products. Ceding commissions declines are consistent with this strategy to retain a higher portion of written business which results in less revenues from experience refunds. Service and administrative fees are lower period-over-period primarily from a reduction in fee-related revenues on our mobile protection and roadside assistance products.

For the year ended December 31, 2017, revenues on the investment portfolio, including net investment income and realized and unrealized gains, were a loss of $0.2 million compared to $27.7 million of income in the 2016 period, a decrease of $28.0 million. This was primarily driven by unrealized losses on equities of $23.8 million in 2017 compared to unrealized gains of 7.3 million in 2016. From 2015 to 2016, revenues on the investment portfolio increased by $21.2 million, going from $6.5 million in the 2015 period to $27.7 million for the year ended December 31, 2016. This was consistent with the strategy to grow investable assets and selectively use alternative investments in increase yield over the long-term. See “—Specialty Insurance Investment Portfolio” for further discussion of the investment results.

Expenses

Total expenses include policy and contract benefits, commissions expense and operating expenses. For the year ended December 31, 2017, total expenses were $473.6 million compared to $347.4 million in the 2016 period. The primary drivers of the increase were policy and contract benefits and commission expense as net written premiums increased over the 2016 period.

There are two types of expenses for claims payments under insurance and warranty service contracts which are included in policy and contract benefits: member benefit claims and net losses and loss adjustment expenses. Member benefit claims represent the costs of services and replacement devices incurred in warranty protection and car club service contracts. Net losses and loss adjustment expenses represent actual insurance claims paid, changes in unpaid claim reserves, net of amounts ceded, and the costs of administering claims for credit life and other insurance lines. Incurred claims are impacted by loss frequency, which is a measure of the number of claims per unit of insured exposure, and loss severity, which is based on the average size of claims. Loss occurrences in our insurance products are characterized by low severity and high frequency. Factors affecting loss frequency and loss severity include changes in claims reporting patterns, claims settlement patterns, judicial decisions, economic conditions, morbidity patterns and the attitudes of claimants towards settlements. For the year ended December 31, 2017, policy and contract benefits were $124.0 million, up $17.2 million from the prior year primarily as a result of increased retention in our credit protection and program products. The increase in net losses over the prior year period was a function of growth in earned premiums, including the contract assumptions mentioned above, partially offset by lower claims in mobile devices consistent with the decline in written premiums.

Commission expense is incurred on most product lines, the majority of which are retrospective commissions paid to distributors and retailers selling our products, including credit insurance policies, warranty and mobile device protection service contracts, and motor club memberships. Credit insurance commission rates are, in many cases, set by state regulators and are also impacted by market conditions and retention levels. Total commission expense for year ended December 31, 2017 was $241.8 million compared to $147.3 million in 2016. The primary drivers of the increase were the commission expense associated with the higher retention rate on our credit protection products along with VOBA purchase accounting impacts. Commission expense, excluding the impacts of VOBA, was $244.1 million for 2017, up $86.1 million, driven primarily by the increase in retention of credit insurance products, partially offset by declines in commissions related to the mobile protection and other warranty products.

Operating expenses include employee compensation and benefits, interest expense, depreciation and amortization expenses and other expenses. For 2017, total employee compensation and benefits were $41.3 million, up $3.4 million from 2016 primarily as a result of increased stock based compensation expense. Interest expense of $15.1 million in 2017 increased by $5.8 million versus the prior year, primarily from one quarter of interest expense on the Junior Subordinated Notes and increased asset based borrowings on certain investments within the investment portfolio. Other expenses for the year ended December 31, 2017 were $38.6 million, up $5.6 million from 2016 primarily as a result of increased premium taxes as written and earned premiums grew. Depreciation and amortization expense was lower period-over-period as a result of the decline in VOBA purchase accounting impact from the amortization of the fair value attributed to the insurance policies and contracts acquired, which was $0.2 million for the year ended December 31, 2017 versus $3.3 million for the prior year period. This was partially offset by increases in amortization of other intangibles including customer relationships, trade names and software licensing.

For the year ended December 31, 2016, total expenses were $347.4 million compared to $298.9 million in 2015. The primary drivers of the increase were policy and contract benefits and commission expense as net written premiums increased over 2015. For 2016, policy and contract benefits were $106.8 million, up $20.5 million from the prior year primarily as a result of increased net written business in our credit protection and program products. Total commission expense for year ended December 31, 2016 was $147.3 million compared to $105.8 million in 2015. The primary drivers of the increase was the impact of VOBA on commission expense along with the commission expense associated with the credit business re-assumed in October 2016.

The primary driver of the period-over-period decrease in operating expenses from 2015 to 2016 was attributable to lower depreciation and amortization expense as a result of the decline in VOBA purchase accounting impact from the amortization of the fair value attributed to the insurance policies and contracts acquired, which was $3.3 million for the year ended December 31, 2016 versus $19.3 million in the comparable 2015 period. In addition, employee compensation and benefits were $37.9 million for 2016, down $0.8 million from 2015 as a result of actions taken throughout 2015 to reduce headcount. Interest expense of $9.2 million in 2016 increased by $2.3 million versus the prior year, primarily from increased asset based borrowings on certain investments within the investment portfolio. Other expenses for the year ended December 31, 2016 were $33.0 million, up $1.6 million from 2015 primarily as a result of increased premium taxes as written and earned premiums grew.

Key Operating Metrics and Non-GAAP Operating Results

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

Written Premium Metrics

	Year Ended December 31,
	Gross Written Premiums			Net Written Premiums
Specialty Insurance Products:	2017	2016	2015	2017	2016	2015
Credit protection	$512,298	$488,183	$527,452	$328,936	$257,601	$121,737
Warranty	110,309	62,433	50,545	60,330	46,076	42,004
Programs	144,253	157,649	107,977	28,754	33,494	18,355
Services and Other	29	22	33	—	—	—
Total Specialty Insurance	$766,889	$708,287	$686,007	$418,020	$337,171	$182,096

Total gross written premiums for the year ended December 31, 2017 were $766.9 million, which represented an increase of $58.6 million, or 8.3%, from the prior year period. The amount of business retained was 54.5%, up from 47.6% in the prior year period. Total net premiums written for 2017 were $418.0 million, up $80.8 million, or 24.0%. The increase in retention and net written premiums was consistent with our strategy and largely driven by our captive reinsurer retaining credit protection products as discussed above. Warranty and service contract net written premiums were $60.3 million, up $14.3 million from 2016 and specialty program products were $28.8 million, down $4.7 million from the 2016 period. Warranty increases were driven by increases in our furniture, appliances and auto products. The amount of warranty product ceded period-over-period increased as we expand into new products and continue to build our underwriting performance and relationships with distributors. Programs written premiums declined as we discontinued certain specialty programs that did not meet underwriting performance standards. We believe there are additional opportunities to expand our warranty and programs insurance business through both organic and inorganic growth.

Total net premiums written for the year ended December 31, 2016 were $337.2 million, up $155.1 million or 85.2% period-over-period. The largest driver of the increase was related to the transaction mentioned earlier where we re-assumed contracts of $138.7 million which were previously reinsured by a third party. Credit protection net premiums written for the year ended December 31, 2016 were $257.6 million, higher than the previous year period by $135.9 million primarily as a result of this assumed business in October 2016. For 2016, warranty product net written premiums were $46.1 million, up $4.1 million from 2015 and program products were $33.5 million, up $15.1 million from 2015.

Product Underwriting Margin - Non-GAAP

The following table presents product specific revenue and expenses within the specialty insurance operations. We generally limit the underwriting risk we assume through the use of both reinsurance (e.g., quota share and excess of loss) and retrospective commission agreements with our partners (e.g., commissions paid are adjusted based on the actual underlying losses incurred), which manage and mitigate our risk. Period-over-period comparisons of revenues are often impacted by the PORCs and distribution partners choice as to whether to retain risk, specifically with respect to the relationship between service and administration expenses and ceding commissions, both components of revenue, and the offsetting policy and contract benefits and commissions paid to our partners and reinsurers. Generally, when losses are incurred, the risk which is retained by our partners and reinsurers is reflected in a reduction in commissions paid. In order to better explain to investors the net financial impact of the risk retained by the Company of the insurance contracts written and the impact on profitability, we use the Non-GAAP metric - Adjusted Underwriting Margin. For the same reasons that we adjust our combined ratio for the effects of purchase accounting, VOBA can also impact the actual relationship between revenues earned and the offsetting reductions in commissions paid, and thus the period-over-period net financial impact of the risk retained by the Company. As such, we believe that presenting underwriting margin provides useful information to investors and aligns more closely to how management measures the underwriting performance of the business.

Adjusted Revenues and Underwriting Margin - Non-GAAP

	Year Ended December 31,
	Adjusted Revenues			Adjusted Underwriting Margin
Specialty Insurance Products:	2017	2016	2015	2017	2016	2015
Credit protection	$352,760	$231,938	$203,197	$67,356	$64,769	$61,353
Warranty	80,648	87,928	112,086	25,919	23,813	31,845
Programs	36,880	42,001	20,353	9,841	9,095	5,539
Services and Other	9,915	10,612	11,661	8,984	10,022	11,330
Total Specialty Insurance	$480,203	$372,479	$347,297	$112,100	$107,699	$110,067
(1) For further information relating to the Company’s adjusted underwriting margin, including a reconciliation to GAAP financials, see “—Non-GAAP Reconciliations.”

Adjusted underwriting margin for the year ended December 31, 2017 was $112.1 million, up from $107.7 million in 2016. Credit protection adjusted underwriting margin was $67.4 million, an increase from 2016 results by $2.6 million, or 4.0%. Credit protection products continue to provide opportunities for steady growth through a combination of expanded product offerings and new clients. Adjusted underwriting margin for warranty products was $25.9 million for 2017, up $2.1 million, or 8.8%, from 2016. The effects experienced in previous periods from our mobile protection products has slowed, and was more than offset by growth in furniture, appliances, and auto warranty business. Programs adjusted underwriting margin for 2017 was $9.8 million, down 8.2% from 2016, as certain non-standard auto programs were exited over the last year. We believe our warranty service contracts and light commercial programs provide opportunity for growth through expanded product offerings, new clients and geographic expansion. Services and other contributed $9.0 million in 2017, down $1.0 million from 2016 as certain business processing services are in run-off.

Adjusted underwriting margin for the year ended December 31, 2016 was $107.7 million, down from $110.1 million in 2015. Credit protection as adjusted underwriting margin was $64.8 million, an increase from 2015 results by $3.4 million or 5.6%. Credit protection products continue to provide opportunities for steady growth through a combination of expanded product offerings and new clients. Adjusted underwriting margin for warranty products was $23.8 million for 2016, down $8.0 million or 25.2% from 2015. For the 2016 period, we experienced dampening effects from our mobile protection products given competitive pressures. Programs as adjusted underwriting margin for 2016 was $9.1 million, up 64.2% from 2015, due to increased earned premiums and service and administrative fees. Services and other contributed $10.0 million in 2016, down $1.3 million from 2015 as certain business processing services are in run-off.

Invested Capital, Total Capital, Adjusted EBITDA and Insurance Operating Ratios

We use the combined ratio as an operating metric to evaluate our insurance underwriting performance, both overall and relative to peers. Expressed as a percentage, it represents the relationship of policy and contract benefits, commission expense (net of ceding commissions), employee compensation and benefits, and other expenses to net earned premiums, service and administrative fees, and other income. Investors use this ratio to evaluate our ability to profitably underwrite the risks we assume over time and manage our operating costs. A combined ratio less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss. Since VOBA purchase accounting adjustments impact revenues and expenses related to acquired contracts differently from newly originated, we also show the combined ratio on an adjusted basis, eliminating the accounting effects of VOBA. Management believes showing an adjusted combined ratio provides useful information to investors to compare period-over-period operating results. The below table outlines the insurance operating ratios, capital invested and the drivers of Adjusted EBITDA split between underwriting and investments for the past three years as management evaluates the return on the investment portfolio separately from the returns from underwriting activities.

Invested Capital, Total Capital, Adjusted EBITDA and Operating Ratios - Non-GAAP(1)

($ in thousands)	Year Ended December 31,
	2017	2016	2015
Invested Capital(1)	$281,317	$269,690	$205,299
Total Capital(1)	$441,317	$410,190	$331,799

Adjusted EBITDA drivers:
Underwriting	$33,803	$35,938	$37,661
Investments - Net Portfolio Income (Loss)	(6,842)	24,588	5,688
Specialty Insurance Adjusted EBITDA(1)	$26,961	$60,526	$43,349

Key drivers of Adjusted EBITDA:
Unrealized gains (losses)	$(22,318)	$10,042	$1,633
Stock-based compensation expense	$3,934	$1,108	$—

Insurance operating ratios:
Combined ratio	92.9%	87.9%	77.9%
Adjusted Combined ratio - Non-GAAP (1)	93.2%	89.5%	87.4%
(1) For further information relating to the Company’s Adjusted EBITDA, Invested and Total Capital, adjusted combined ratio, and Net Portfolio Income (Loss), including a reconciliation to GAAP financials, see “—Non-GAAP Reconciliations.”

The combined ratio was 92.9% for the year ended December 31, 2017, compared to 87.9% for the prior year period. The increase was primarily driven by VOBA purchase accounting impacts which are outlined in the “Specialty Insurance - Adjusted Underwriting Margin - Non-GAAP” table below.

The adjusted combined ratio was 93.2% for the year ended December 31, 2017, compared to 89.5% for prior year period. The increases across both years were driven primarily by the higher retention impacting underwriting margins and higher premium tax, and increased stock based compensation. Increased stock-based compensation expense which is a result of time and performance based stock grants contributed to 0.6% of the combined ratio increase from 2016 to 2017 and 0.3% from 2015 to 2016.
Underwriting Adjusted EBITDA declined by $2.1 million from 2016 to 2017 and by $1.7 million from 2015 to 2016. The declines were driven by the same factors discussed above under “Results.” See “—Specialty Insurance Investment Portfolio” for further discussion of the investment results and “—Non-GAAP Reconciliations” for a reconciliation to GAAP pre-tax income.

Insurance Investment Portfolio

The investment portfolio of our regulated insurance companies, captive reinsurance company and warranty business are subject to different regulatory considerations, including with respect to types of assets, concentration limits, affiliate transactions and the use of leverage. Our investment strategy is designed to achieve attractive risk-adjusted returns over the entire investment horizon across select asset classes, sectors and geographies while maintaining adequate liquidity to meet our claims payment obligations. As such, volatility from realized and unrealized gains and losses may impact period-over-period performance.Unrealized gains and losses on equity securities and loans impact current period net income, while unrealized gains and losses on available for sale securities impact AOCI.

In managing our investment portfolio we analyze net investments and net portfolio income, which are non-GAAP measures. Our presentation of net investments equals total investments plus cash and cash equivalents minus asset based financing related to certain investments. Our presentation of net portfolio income equals net investment income plus realized and unrealized gains and losses, excluding unrealized gains and losses on securities which are taken to AOCI, and minus interest expense associated with asset based financing of investments. Net investments and net portfolio income are used to calculate average annualized yield, which is one of the measures management uses to analyze the profitability of our investment portfolio. Management believes this information on a cumulative basis is useful since it allows investors to evaluate the performance of our investment portfolio based on the capital at risk and on a non-consolidated basis. Our calculation of net investments and net portfolio income may differ from similarly titled non-GAAP financial measures used by other companies. Net investments and net portfolio income are not measures of financial performance or liquidity under GAAP and should not be considered a substitute for total investments or net investment income. See “—Non-GAAP Reconciliations” for a reconciliation to GAAP total investments and investment income.
Specialty Insurance Investment Portfolio - Non-GAAP

($ in thousands)	Year Ended December 31,
	2017	2016	2015
Cash and cash equivalents (1)	$53,904	$31,723	$9,010
Available for sale securities, at fair value	182,448	146,171	184,703
Equity securities, trading, at fair value	25,536	48,612	3,786
Loans, at fair value (2)	83,869	103,937	60,078
Real estate, net	35,282	23,579	2,197
Other investments	15,438	3,957	4,191
Net investments	$396,477	$357,979	$263,965

(1) Cash and cash equivalents, plus restricted cash, net of due from/due to brokers on consolidated loan funds, see “—Non-GAAP Reconciliations”, for a reconciliation to GAAP financials.
(2) Loans, at fair value, net of asset based debt, see “—Non-GAAP Reconciliations”, for a reconciliation to GAAP financials.

Specialty Insurance Net Investment Portfolio Income - Non-GAAP
($ in thousands)	Year Ended December 31,
	2017	2016	2015
Net investment income	$16,286	$12,981	$5,455
Realized gains (losses)	5,815	4,720	(568)
Unrealized gains (losses)	(22,318)	10,042	1,633
Interest expense	(6,625)	(3,155)	(832)
Net portfolio income (loss)	$(6,842)	$24,588	$5,688
Average Annualized Yield % (1)	(1.9)%	8.0%	2.5%
(1) Average Annualized Yield % represents the ratio of annualized net investment income, realized and unrealized gains (losses) less investment portfolio interest expense to the average of the prior two quarters total investments less investment portfolio debt plus cash, but does not reflect the cumulative return on the portfolio.

Net investments of $396.5 million have grown 10.8% from December 31, 2016 through a combination of internal growth and increased retention of premiums written. From December 31, 2015 to December 31, 2017, invested assets have grown by $132.5 million, or 50.2% which was through a combination of internal growth, increased retention of premiums written, and assets contributed by Tiptree in 2016 to further capitalize Fortegra.

Our net investment income includes interest, dividends and rental income, net of investment expenses, on our invested assets. Our loans, at fair value, generally earn LIBOR plus a spread. Generally, our interest income on those loans will increase in a rising interest rate environment, or decrease in a declining rate environment, subject to any LIBOR floors. Our held to maturity investments generally carry fixed coupons, which can impact our returns on investment. We report net realized gains and losses on our investments separately from our net investment income. Net realized gains occur when we sell our investment securities for more than their costs or amortized costs, as applicable. Net realized losses occur when we sell our investment securities for less than their costs or amortized costs, as applicable, or we write down the investment securities as a result of other-than-temporary impairment. We report net unrealized gains (losses) on securities classified as available-for-sale separately within accumulated other comprehensive income on our balance sheet. For loans, at fair value, and equity securities classified as trading securities, we report unrealized gains (losses) within net realized gains (losses) on investment on the consolidated statement of income. The treatment of loans at fair value, primarily related to our credit asset investments and non-performing loans, and equity securities, is currently different from most other insurance companies.

For the year ended December 31, 2017, the net investment portfolio loss was $6.8 million compared to $24.6 million of income in the comparable 2016 period. The average annualized yield for the nine months declined from 8.0% in 2016 to (1.9)% in 2017 as a result of year to date unrealized losses of $22.3 million, primarily related to investments in equities, compared to unrealized gains of $10.0 million in 2016. For 2017, fair market valuation on equities resulted in $23.8 million of unrealized losses compared to $7.3 million of unrealized gains in 2016. In addition, interest expense increased by $3.5 million as a result of increased borrowings on credit asset investments and non-performing loans. Those factors were partially offset by increases in net investment income of $3.3 million, as interest income improved period-over-period, and realized gains improved by $1.1 million, primarily from gains on sales of our non-performing residential loans.

For the year ended December 31, 2016 net investment portfolio income was $24.6 million compared to $5.7 million in 2015. The average annualized yield improvement from 2.5% in 2015 to 8.0% in 2016 was primarily driven by increases in net investment income of $7.5 million, realized gains of $5.3 million, and unrealized gains of $8.4 million related to loans and equities.

Tiptree Capital

We allocate capital across a broad spectrum of investments, which we refer to as Tiptree Capital. As of December 31, 2017, Tiptree Capital includes our asset management operations, mortgage operations (both reportable segments), and other investments. As of February 1, 2018, Tiptree Capital also includes our Invesque common shares. We manage Tiptree Capital on a total return basis balancing current cash flow and long term value appreciation.

In the fourth quarter 2017, we sold our interest in our commercial lending business and signed an agreement to exit our interest in Luxury Mortgage. As of December 31, 2017, we exited our investments in the subordinated notes of Telos 5, 6 and 7 and settled related credit derivatives thus deconsolidating each CLO. We have re-balanced our exposure to subordinated notes by retaining vertical tranches of our newly issued CLOs in the insurance company investment portfolio including Telos 3 (August 2017) and Telos 4 (January 2018). In the fourth quarter 2017, we entered into an agreement to sell Care, our Senior Living operations, to Invesque. On February 1, 2018, we completed the sale of Care. In exchange for the sale, we received consideration of 16.6 million shares of which 13.5 million shares are held in other investments as part of Tiptree Capital, 2.9 million shares are held in the insurance investment portfolio and 0.3 million shares were paid as compensation to former Care employees. We classified Care as held for sale as of December 31, 2017. At the time of such classification, the pending sale also met the requirements to be classified as a discontinued operation.

As a result of these divestitures, our reportable segments reduced from four to three, with the elimination of Senior Living as a segment and renaming Specialty Finance to Mortgage.

Operating Results

($ in thousands)	Year Ended December 31,
Revenues:	2017	2016	2015
Asset Management	$9,741	$13,114	$6,770
Mortgage	56,571	56,294	22,934
Other	36,521	42,845	31,739

Expenses:
Asset Management	$(5,953)	$(8,104)	$(6,634)
Mortgage	(54,481)	(51,412)	(20,470)
Other	(32,520)	(35,849)	(28,264)

Asset Management - Net income attributable to consolidated CLOs	$10,457	$20,254	(6,889)

Pre-tax income:
Asset Management	$14,245	$25,264	$(6,753)
Mortgage	2,090	4,882	2,464
Other	4,001	6,996	3,475
Discontinued operations (Care)	(6,222)	(5,824)	(9,535)

Tiptree Capital earns revenues from net interest income, fees and gain on sale of mortgages originated and sold to investors; management fees from CLOs under management (both consolidated and deconsolidated); distributions from investments; realized and unrealized gains on the Company’s investment holdings (historically, primarily CLO subordinated notes and related CLO warehouses); and rental and related income from senior housing triple net lease properties and Managed Properties (classified as discontinued operations).

Asset Management Results

The decline in pre-tax income from 2016 to 2017 was driven by reduced income from consolidated CLOs, primarily related to reductions in distributions on the subordinated notes as a result of our sales of those notes, and reduced management and incentive fees as discussed below. Total investment in CLO subordinated notes, management fee participation rights, and related derivatives, at fair market value, as of December 31, 2017 was $2.7 million, down from $68.9 million as of December 31, 2016 and $96.4 million as of December 31, 2015. This contributed to the decline in revenues and income for the 2017 period compared to the prior year. From 2015 to 2016 pre-tax income from asset management increased by $32.0 million which was driven primarily by unrealized gains on CLO investments of $2.6 million, compared to unrealized and realized losses in 2015 of $29.1 million.

Management and incentive fee income, including management fees on consolidated CLOs, were $9.5 million for 2017 compared to $12.3 million for 2016. The decline was driven by reduced fee-earning AUM and lower incentive fees on older CLOs (Telos 1 & 2). As of December 31, 2017, total fee earning AUM was $1.6 billion, which declined from $1.9 billion as of December 31, 2016 as the run-off in our older CLOs have not been replaced with new AUM. Management fee income for 2016 increased by $1.7 million from $10.7 million in 2015 primarily from increased incentive fees on older CLOs.

The sale of CLO subordinated notes resulted in decreased distributions which were $6.9 million in 2017 compared to $15.7 million in 2016. Realized and unrealized gains associated with the CLO subordinated notes and related derivatives were $3.9 million in 2017 compared to $2.6 million in 2016. From 2015 to 2016, distributions on CLOs increased by $1.0 million, primarily as a result of increased incentive fees and the issuance of Telos 7.

Mortgage Results

Pre-tax income for the year ended December 31, 2017 was $2.1 million compared to $4.9 million in 2016. The decline was primarily driven by the increase in contingent earn-out of $1.8 million associated with the Reliance acquisition. Revenues on mortgages held for sale in 2017 were $56.6 million compared to $56.3 million in 2016. The slight increase was driven by expanding gain on sale margins and interest income associated with holding the loans while in the warehouse which was substantially offset by reduced volumes which were $957.4 million for the 2017 period compared to $999.2 million for the 2016 period. Expenses, excluding the earn-out expense, were $51.4 million for 2017, which was flat to the prior year period.

Pre-tax income was $4.9 million in 2016, compared to $2.5 million in 2015. Reliance was acquired in July 2015 and was included in our financial results for six months of the year. In addition to the incremental six months of income, the 2016 versus 2015 increase was driven by expanding gain on sale margins and increased volume from $397.6 million for the six month period in 2015 to $999.2 million for the full year in 2016. The impact of the earn-out for the 2016 period was a $1.3 million expense compared to $1.3 million of income for the 2015 period. The contingent purchase price is carried as a liability on our balance sheet and is re-valued in each period until paid out in Tiptree shares. Increases or decreases in each period flow through the income statement, and are not deductible for tax purposes.

Other Results

Pre-tax income from other investments includes Luxury Mortgage, our commercial lending operations through its sale date in December 2017, and legacy principal investments. Revenues and pre-tax income declined in 2017 as realized gains from the sale of certain legacy investments in 2016 did not repeat. These declines were partially offset by a $2.0 million gain on the sale of our commercial lending business. Pre-tax income from 2015 to 2016 increased by $3.5 million primarily driven by the gain on sale of the legacy investments.

Discontinued Operations Results - Care

Discontinued Operations includes the results from our investment in Care, previously reported in the Senior Living segment. For the year ended December 31, 2017, the pre-tax loss was $6.2 million compared to a loss of $5.8 million in 2016. The higher loss was driven by $1.2 million of deal related expenses and $1.5 million of incremental depreciation and amortization associated with properties acquired in the 2017 period, partially offset by higher revenues from acquired properties. Total gross accumulated depreciation and amortization on the Care properties as of December 31, 2017 was $54.2 million, which net of non controlling interests and tax approximates the estimated increase to book value of $34.4 million as of February 1, 2018. In 2018, the results from our investment in Invesque shares (as a result of the Care sale) will be dividends received and unrealized gains and losses impacting our financial results. This will be reported in “Other” as part of Tiptree Capital.

Tiptree Capital Operating Results - Non-GAAP (1)

	Year Ended December 31,
($ in thousands)	Invested Capital (1)			Adjusted EBITDA (1)
	2017	2016	2015	2017	2016	2015
Asset management - fees, net(2)	$2,247	$4,308	$2,451	$3,514	$4,794	$4,560
Asset management - credit investments	2,730	68,865	96,398	10,731	20,470	(11,313)
Mortgage	30,725	25,257	21,479	5,677	6,671	1,406
Other	6,619	16,031	15,233	4,927	7,549	4,163
Care - Discontinued Operations(3)	119,504	100,801	74,564	10,581	10,469	6,590
Tiptree Capital	$161,825	$215,262	$210,125	$35,430	$49,953	$5,406

Net realized and unrealized gains (losses)(4)				$3,824	$5,883	$(29,833)
(1) For further information relating to Invested Capital and Adjusted EBITDA, including a reconciliation to GAAP financials, see “—Non-GAAP Reconciliations.”
(2) Includes management and incentive fees net of operating expenses including compensation.
(3) Includes discontinued operations related to Care. For more information, see “—FN 4 Dispositions, Assets Held for Sale and Discontinued Operations.”
(4) Excludes unrealized and realized gains (losses) from mortgage operations. Included within the number are unrealized gains (losses) on consolidated CLO of $3,559, $2,510, $(25,480) for 2017, 2016, 2015. respectively.

Invested Capital

Invested Capital declined from $215.3 million as of December 31, 2016 to $161.8 million as of December 31, 2017. As a result of the asset sales in 2017, cash held at Tiptree corporate increased from $8.5 million as of December 31, 2016 to $66.1 million as of December 31, 2017.

In January 2017, we sold our investment in Telos 5 for consideration of $15.9 million which resulted in deconsolidation for the 2017 period. In August 2017, we liquidated Telos 7 for $21.9 million which resulted in deconsolidation as of that date. For risk retention purposes, we purchased a vertical tranche of Telos 3 in the insurance investment portfolio. In November 2017, the Company sold its investment in Telos 6 for consideration of $16.3 million which resulted in deconsolidation as of that date. Over 2017, Tiptree invested in 13 senior living properties for approximately $91.0 million of aggregate purchase price which were included in the sale to Invesque, and is now reported as held for sale on the consolidated balance sheet for all periods presented.

Adjusted EBITDA

Adjusted EBITDA for Tiptree Capital declined from $50.0 million in 2016 to $35.4 million in 2017. The decline was primarily driven by a $11.0 million reduction in asset management income as a result of reduced CLO distributions and lower incentive fees on older

CLOs. Mortgage Adjusted EBITDA also declined period-over-period by $1.0 million as volume declined from the 2016 period.

Adjusted EBITDA for our senior housing investments that are carried in discontinued operations were flat period-over-period. Several of the recent recent acquisitions included properties that were being renovated in an effort to grow revenue and to allow them to operate more efficiently. These upgrades were completed in the first quarter of 2017, but occupancy and rental income had not yet stabilized.

Corporate

($ in thousands)	Year Ended December 31,
	2017	2016	2015
Employee compensation and benefits	14,178	13,400	14,002
Interest expense	4,812	4,730	5,630
Depreciation and amortization expenses	248	248	145
Other expenses	9,832	16,428	14,325
Total expenses	$29,070	$34,806	$28,264
Results

Corporate expenses include holding company interest expense, employee compensation and benefits, and other expenses. Corporate employee compensation and benefits expense includes the expense of management, legal and accounting staff. Other expenses primarily consisted of audit and professional fees, insurance, office rent and other related expenses.

Employee compensation and benefits increased $0.8 million from 2016 to 2017 as corporate staff increased as a result of improvements to our reporting and controls infrastructure, which was partially offset by lower accrued incentive compensation. Employee compensation and benefits in 2015 included a non-recurring severance expense of $6.5 million.

Interest expense remained flat period-over-period as reduced borrowings were partially offset by increases in LIBOR. As of December 31, 2017 the outstanding borrowings were $28.5 million compared to $58.5 million at year-end 2016. Interest expense increased in the 2017 and 2016 periods compared to 2015 as a result of increased borrowings on the facility.

Other expenses were $9.8 million for 2017 as compared to $16.4 million in 2016 a reduction of $6.6 million, or 40.2%. The period-over-period decrease was driven by reduced audit fees and external consulting expenses as a result of our improved reporting and controls infrastructure. Included within the 2017 results were approximately $1.3 million of expenses related to the delayed filing of the first quarter Form 10-Q and deal related expenses. For 2017, approximately 42% of other expenses were associated with audit, Sarbanes-Oxley compliance and tax professional fees as compared to 58% for 2016.

Provision for income taxes

Provision for income taxes - Total Operations

On December 22, 2017, the U.S. government enacted the Tax Act, which, among other things, reduces the federal income tax rate from 35% to 21% effective January 1, 2018, and requires mandatory deemed repatriation of foreign earnings. As a result of the Tax Act, we re-measured our net deferred tax liabilities and recognized a net tax benefit of $15.2 million. We estimate that our 2018 consolidated effective tax rate will be between 24% and 26%. We do not expect a significant near-term impact on cash paid for taxes nor any impact from the mandatory deemed repatriation, as the Company does not have significant foreign operations.

The total income tax benefit of $14.8 million for the year ended December 31, 2017, expense of $11.0 million for the year ended December 31, 2016, and expense of $1.4 million for the year ended December 31, 2015 is reflected as a component of net income. For the year ended December 31, 2017, the Company’s effective tax rate was equal to 154.8%, which does not bear a customary relationship to the statutory income tax rates. The effective rate for the year ended December 31, 2017 is higher than the U.S. federal statutory rate of 35%, primarily due to a $15.2 million benefit for the revaluation of net deferred tax liabilities due to the reduction of the federal tax rate effective January 1, 2018.

Provision for income taxes - Continuing Operations

The Company had a tax benefit from continuing operations of $12.6 million for the year ended December 31, 2017 as compared to a tax expense of $12.5 million for the year ended December 31, 2016. The effective tax rate on income from continuing operations for the year ended December 31, 2017 was approximately 377.2% compared to 25.5% for the year ended December 31, 2016. Differences from the statutory income tax rates are primarily the result of the tax law change signed on December 22, 2017 effective

January 1, 2018, which required revaluing the net deferred tax liability for a significant benefit of approximately $15.2 million. Continuing operations excludes the Care segment since it is included in discontinued operations as of year-end 2017.

For the year ended December 31, 2016, the Company’s effective tax rate on income from continuing operations was equal to 25.5%, which does not bear a customary relationship to statutory income tax rates. The effective tax rate for the year ended December 31, 2016 is lower than the U.S. federal statutory income tax rate of 35.0%, primarily due to $4.0 million of discrete tax benefits for the period which related to the tax restructuring that resulted in a consolidated corporate tax group effective January 1, 2016.

For the year ended December 31, 2015, the Company’s effective tax rate on income from continuing operations was equal to 25.9%, which does not bear a customary relationship to statutory income tax rates. The effective tax rate for the year ended December 31, 2015 is lower than the U.S. statutory income tax rate of 35.0%, primarily due to taxable losses allocated to non-controlling interests, offset by a decrease in the valuation allowance on certain deferred tax assets, state tax benefits, and other permanent items.

Balance Sheet Information - as of December 31, 2017 compared to the year ended December 31, 2016

Tiptree’s total assets were $2.0 billion as of December 31, 2017, compared to $2.9 billion as of December 31, 2016. The $900.2 million decrease in assets is primarily attributable to the deconsolidation of three CLOs, due to the sale of subordinated notes during the year ended December 31, 2017. Additionally, loans at fair value and amortized cost and equity securities decreased, partially offset by increases in assets held for sale, notes and accounts receivable and reinsurance receivable in our specialty insurance operations. In addition, the combination of unearned premiums and deferred revenues increased as a result of growth in written premiums and extending contract durations in the insurance business.

Total Tiptree Inc. stockholders’ equity was $300.1 million as of December 31, 2017 compared to $293.4 million as of December 31, 2016, primarily driven by 2017 net income and the net increase in equity outstanding as a result of the Tricadia Option, net of the share re-purchase. As of December 31, 2017 there were 29,805,453 shares of Tiptree Class A common stock outstanding, net of Treasury shares held at a subsidiary, as compared to 28,387,616 as of December 31, 2016.

NON-GAAP RECONCILIATIONS

EBITDA and Adjusted EBITDA - Non-GAAP

The Company defines EBITDA as GAAP net income of the Company adjusted to add consolidated interest expense, consolidated income taxes and consolidated depreciation and amortization expense as presented in its financial statements and Adjusted EBITDA as EBITDA adjusted to (i) subtract interest expense on asset-specific debt incurred in the ordinary course of its subsidiaries’ business operations, (ii) adjust for the effect of purchase accounting, (iii) adjust for non-cash fair value adjustments, and (iv) any significant non-recurring expenses.

($ in thousands)	Year Ended December 31,
	2017	2016	2015
Net income (loss) available to Class A common stockholders	$3,604	$25,320	$5,779
Add: net (loss) income attributable to noncontrolling interests	1,630	7,018	3,023
Less: net income from discontinued operations	(3,998)	(4,287)	$10,953
Income (loss) from continuing operations	$9,232	$36,625	$(2,151)
Consolidated interest expense	25,562	21,010	16,695
Consolidated income tax expense (benefit)	(12,562)	12,515	(753)
Consolidated depreciation and amortization expense	13,841	14,302	$30,578
EBITDA from Continuing Operations	$36,073	$84,452	$44,369
Asset-based interest expense(1)	(12,724)	(10,492)	(5,065)
Effects of purchase accounting (2)	(1,433)	(5,054)	(24,166)
Non-cash fair value adjustments (3)	3,547	1,277	(1,300)
Non-recurring expenses (4)	1,944	(1,736)	5,489
Adjusted EBITDA from Continuing Operations	$27,407	$68,447	$19,327

Income (loss) from discontinued operations	$(3,998)	$(4,287)	$10,953
Consolidated interest expense	13,068	8,691	12,022
Consolidated income tax expense (benefit)	(2,224)	(1,537)	5,926
Consolidated depreciation and amortization expense	15,645	14,166	15,408
EBITDA from discontinued operations	$22,491	$17,033	$44,309
Asset based interest expense(1)	(13,068)	(8,691)	(6,796)
Non-recurring expenses (4)	1,158	2,127	1,579
Adjusted EBITDA from discontinued operations	$10,581	$10,469	$39,092
Total Adjusted EBITDA	$37,988	$78,916	$58,419

(1)
The consolidated asset-based interest expense is subtracted from EBITDA to arrive at Adjusted EBITDA. This includes interest expense associated with asset-specific debt at subsidiaries in the specialty insurance, asset management, mortgage and other operations.

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

(3)
For Reliance, within our mortgage operations, Adjusted EBITDA excludes the impact of changes in contingent earn-outs. For our specialty insurance operations, depreciation and amortization on senior living real estate that is within net investment income is added back to Adjusted EBITDA.

(4)	Acquisition, start-up and disposition costs including legal, taxes, banker fees and other costs. Also includes payments pursuant to a separation agreement, dated as of November 10, 2015.

EBITDA and Adjusted EBITDA - Non-GAAP

The tables below present EBITDA and Adjusted EBITDA by business component.

	Year Ended December 31, 2017
		Tiptree Capital
($ in thousands)	Specialty insurance	Asset Management	Mortgage	Other	Discontinued Operations(1)	Tiptree Capital	Corporate Expenses	Total
Pre-tax income/(loss) from continuing ops	$5,404	$14,245	$2,090	$4,001	$—	$20,336	$(29,070)	$(3,330)
Pre-tax income/(loss) from discontinued ops	—	—	—	—	(6,222)	(6,222)	—	(6,222)
Add back:
Interest expense	15,072	12	1,034	4,632	13,068	18,746	4,812	38,630
Depreciation and amortization expenses	12,799	—	548	246	15,645	16,439	248	29,486
EBITDA	$33,275	$14,257	$3,672	$8,879	$22,491	$49,299	$(24,010)	$58,564
EBITDA adjustments:
Asset-specific debt interest	(7,046)	(12)	(1,034)	(4,632)	(13,068)	(18,746)	—	(25,792)
Effects of purchase accounting	(1,433)	—	—	—	—	—	—	(1,433)
Non-cash fair value adjustments	508	—	3,039	—	—	3,039	—	3,547
Non-recurring expenses	1,657	—	—	679	1,158	1,837	(392)	3,102
Adjusted EBITDA	$26,961	$14,245	$5,677	$4,926	$10,581	$35,429	$(24,402)	$37,988
(1) Includes discontinued operations related to Care. For more information, see “—FN 4 Dispositions, Assets Held for Sale and Discontinued Operations.”

	Year Ended December 31, 2016
		Tiptree Capital
($ in thousands)	Specialty insurance	Asset Management	Mortgage	Other	Discontinued Operations(1)	Tiptree Capital	Corporate Expenses	Total
Pre-tax income/(loss) from continuing ops	$46,804	$25,264	$4,882	$6,996	$—	$37,142	$(34,806)	$49,140
Pre-tax income/(loss) from discontinued ops	—	—	—	—	(5,824)	(5,824)	—	(5,824)
Add back:
Interest expense	9,244	746	1,195	5,095	8,691	15,727	4,730	29,701
Depreciation and amortization expenses	13,184	—	512	358	14,166	15,036	248	28,468
EBITDA	$69,232	$26,010	$6,589	$12,449	$17,033	$62,081	$(29,828)	$101,485
EBITDA adjustments:
Asset-specific debt interest	(3,652)	(746)	(1,195)	(4,899)	(8,691)	(15,531)	—	(19,183)
Effects of purchase accounting	(5,054)	—	—	—	—	—	—	(5,054)
Non-cash fair value adjustments	—	—	1,277	—	1,416	2,693	—	2,693
Non-recurring expenses	—	—	—	—	711	711	(1,736)	(1,025)
Adjusted EBITDA	$60,526	$25,264	$6,671	$7,550	$10,469	$49,954	$(31,564)	$78,916
(1) Includes discontinued operations related to Care. For more information, see “—FN 4 Dispositions, Assets Held for Sale and Discontinued Operations.”

	Year Ended December 31, 2015
		Tiptree Capital
($ in thousands)	Specialty insurance	Asset Management	Mortgage	Other	Discontinued Operations(1)	Tiptree Capital	Corporate Expenses	Total
Pre-tax income/(loss) from continuing ops	$32,012	$(6,753)	$2,464	$3,475	$—	$(814)	$(34,102)	$(2,904)
Pre-tax income/(loss) from discontinued ops	—	—	—	—	(9,535)	(9,535)	—	(9,535)
Add back:
Interest expense	6,968	539	436	3,121	6,796	10,892	5,631	23,491
Depreciation and amortization expenses	29,673	—	242	518	14,546	15,306	145	45,124
EBITDA	$68,653	$(6,214)	$3,142	$7,114	$11,807	$15,849	$(28,326)	$56,176
EBITDA adjustments:
Asset-specific debt interest	(1,138)	(539)	(436)	(2,952)	(6,796)	(10,723)	—	(11,861)
Effects of purchase accounting	(24,166)	—	—	—	—	—	—	(24,166)
Non-cash fair value adjustments	—	—	(1,300)	—	—	(1,300)	—	(1,300)
Non-recurring expenses	—	—	—	—	1,579	1,579	5,489	7,068
Adjusted EBITDA	$43,349	$(6,753)	$1,406	$4,162	$6,590	$5,405	$(22,837)	$25,917
(1) Includes discontinued operations related to Care. For more information, see “—FN 4 Dispositions, Assets Held for Sale and Discontinued Operations.”

Book Value per share, as exchanged - Non-GAAP

Book value per share, as exchanged assumes full exchange of the limited partners units of TFP for Tiptree Class A common stock. Management believes the use of this financial measure provides supplemental information useful to investors as book value is frequently used by the financial community to analyze company growth on a relative per share basis. The following table provides a reconciliation between total stockholders’ equity and total shares outstanding, net of treasury shares.

($ in thousands, except per share information)	Year Ended December 31,
	2017	2016	2015
Total stockholders’ equity	$396,774	$390,144	$397,694
Less non-controlling interest - other	19,203	20,636	15,576
Total stockholders’ equity, net of non-controlling interests - other	$377,571	$369,508	$382,118
Total Class A shares outstanding (1)	29,805	28,388	34,900
Total Class B shares outstanding	8,049	8,049	8,049
Total shares outstanding	37,854	36,437	42,949
Book value per share, as exchanged	$9.97	$10.14	$8.90
(1) As of December 31, 2017, excludes 5,197,551 shares of Class A common stock held by a consolidated subsidiary of the Company. See Note 23—Earnings per Share, for further discussion of potential dilution from warrants

Invested & Total Capital - Non-GAAP

Invested Capital represents its total cash investment, including any re-investment of earnings, and acquisition costs, net of tax. Total Capital represents Invested Capital plus Corporate Debt.

($ in thousands)	Year Ended December 31,
	2017	2016	2015
Total stockholders’ equity	$396,774	$390,144	$397,694
Less non-controlling interest - other	19,203	20,636	15,576
Total stockholders’ equity, net of non-controlling interests - other	$377,571	$369,508	$382,118
Plus Specialty Insurance accumulated depreciation and amortization, net of tax	36,088	28,497	21,010
Plus Care accumulated depreciation and amortization - discontinued operations, net of tax and NCI	30,521	21,528	13,545
Plus acquisition costs	8,427	7,311	6,412
Invested Capital	$452,607	$426,844	$423,085
Plus corporate debt	$188,500	$199,000	$175,000
Total Capital	$641,107	$625,844	$598,085

Specialty Insurance - Adjusted Underwriting Margin - Non-GAAP

Underwriting margin is a measure of the underwriting profitability of our specialty insurance operations. It represents net earned premiums, service and administrative fees, ceding commissions and other income less policy and contract benefits and commission expense. We use the combined ratio as an insurance operating metric to evaluate our underwriting performance, both overall and relative to peers. Expressed as a percentage, it represents the relationship of policy and contract benefits, commission expense (net of ceding commissions), employee compensation and benefits, and other expenses to net earned premiums, service and administrative fees, and other income. The following table provides a reconciliation between adjusted underwriting margin and pre-tax income for the following periods:

	Year Ended December 31,
($ in thousands)	GAAP			Non-GAAP adjustments			Non-GAAP - Adjusted
Revenues:	2017	2016	2015	2017	2016	2015	2017	2016	2015
Net earned premiums	$371,700	$229,436	$166,265	$—	$—	$—	$371,700	$229,436	$166,265
Service and administrative fees	95,160	109,348	106,525	968	5,638	19,518	96,128	114,986	126,043
Ceding commissions	8,770	24,784	43,217	53	416	3,410	8,823	25,200	46,627
Other income	3,552	2,859	8,361	—	—	—	3,552	2,859	8,361
Less underwriting expenses:
Policy and contract benefits	123,959	106,784	86,312	—	—	—	123,959	106,784	86,312
Commission expense	241,835	147,253	105,751	2,309	10,745	45,166	244,144	157,998	150,917
Underwriting Margin - Non-GAAP	$113,388	$112,390	$132,305	$(1,288)	$(4,691)	$(22,238)	$112,100	$107,699	$110,067
Less operating expenses:
Employee compensation and benefits	41,300	37,937	38,786	—	—	—	41,300	37,937	38,786
Other expenses	38,596	32,964	31,386	144	363	1,928	38,740	33,327	33,314
Combined Ratio	92.9%	87.9%	77.9%	—	—	—	93.2%	89.5%	87.4%
Plus investment revenues:
Net investment income	16,286	12,981	5,455	—	—	—	16,286	12,981	5,455
Net realized and unrealized gains	(16,503)	14,762	1,065	—	—	—	(16,503)	14,762	1,065
Less other expenses:
Interest expense	15,072	9,244	6,968	—	—	—	15,072	9,244	6,968
Depreciation and amortization expenses	12,799	13,184	29,673	(185)	(3,282)	(19,320)	12,614	9,902	10,353
Pre-tax income (loss)	$5,404	$46,804	$32,012	$(1,247)	$(1,772)	$(4,846)	$4,157	$45,032	$27,166

Specialty Insurance Investment Portfolio - Non-GAAP

The following table provides a reconciliation between total investments and net investments for the following periods:

($ in thousands)	Year Ended December 31,
	2017	2016	2015
Total Investments	$454,032	$472,800	$308,965
Investment portfolio debt (1)	(111,459)	(146,544)	(54,011)
Cash and cash equivalents	38,095	26,020	13,909
Restricted cash (2)	24,219	12,133	2,166
Receivable due from brokers (3)	259	2,027	3,058
Liability due to brokers (3)	(8,669)	(8,457)	—
Net investments - Non-GAAP	$396,477	$357,979	$274,087
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

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are unrestricted cash, cash equivalents and other liquid investments and distributions from operating subsidiaries, including income from our investment portfolio and sales of investments. We intend to use our cash resources to continue to fund our operations and grow our businesses. We may seek additional sources of cash to fund acquisitions or investments. These additional sources of cash may take the form of debt or equity and may be at the parent, subsidiary or asset level. We are a holding company and our liquidity needs are primarily for interest payments on the Fortress credit facility, compensation, professional fees, office rent and insurance costs.

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

As of December 31, 2017, we had cash and cash equivalents, excluding restricted cash, of $110.7 million, compared to $49.8 million at December 31, 2016, an increase of $60.9 million.

Our mortgage businesses rely on short term uncommitted sources of financing as a part of their normal course of operations.  To date, we have been able to obtain and renew uncommitted warehouse credit facilities. If we were not able to obtain financing, then we may need to draw on other sources of liquidity to fund our mortgage business. See Note—(12) Debt, net for additional information regarding our mortgage warehouse borrowings.

For purposes of determining enterprise value and Adjusted EBITDA, we consider secured corporate credit agreements and preferred trust securities, which we refer to as corporate debt, as corporate financing and associated interest expense is added back. The below table outlines this amount by debt outstanding and interest expense at the insurance company and corporate level.

Corporate Debt

($ in thousands)	Corporate Debt outstanding as of December 31,		Interest expense for the year ended December 31,
	2017	2016	2017	2016
Specialty insurance	$160,000	$140,500	$8,026	$5,592
Corporate	28,500	58,500	4,812	4,730
Total	$188,500	$199,000	$12,838	$10,322

Our intermediate holding company has a credit facility with Fortress which carries a rate of LIBOR (with a minimum LIBOR rate of 1.25%), plus a margin of 6.50% per annum. We are required to make quarterly principal payments of $0.5 million, subject to adjustment based on the Net Leverage Ratio (as defined in the credit agreement) at the end of each fiscal quarter. The outstanding debt under the Fortress credit agreement was $28.5 million as of December 31, 2017 compared to $58.5 million as of December 31, 2016. All remaining principal, and any unpaid interest, under the Fortress credit agreement is payable on maturity at September 18, 2018. We intend to extend or refinance the Fortress credit agreement but we may not be able to do so on terms satisfactory to us. If we are unable to extend or refinance, we expect to use available cash, asset sales and/or distributions from our operating subsidiaries to make the required payments.

On October 16, 2017, Fortegra completed an offering of $125 million Junior Subordinated Notes due 2057. This credit agreement contains customary Financial covenants that require, among other items, maximum leverage and limitations on restricted payments under certain circumstances.  As a result, in certain adverse circumstances, such limitations could restrict our ability to grow, or limit the dividends to the holding company to pay our obligations. Substantially all of the net proceeds from the Notes were used to repay existing indebtedness. We believe these funds will reposition Fortegra’s balance sheet, strengthen the Company’s positioning with industry rating agencies, and generate a source of long term capital. See Note—(12) Debt, net for additional information of our debt and that of our subsidiaries.

Consolidated Comparison of Cash Flows

Summary Consolidated Statements of Cash Flows - Year Ended December 31, 2017, December 31, 2016 and December 31, 2015

($ in thousands)	Year ended December 31,
	2017	2016	2015
Operating activities
Operating activities - (excluding VIEs)	$49,873	$45,274	$(34,463)
Operating activities - VIEs	(2,954)	(8,631)	25,008
Total cash provided by (used in) operating activities	46,919	36,643	(9,455)

Investing activities
Investing activities - (excluding VIEs)	(19,640)	(244,491)	(251,408)
Investing activities - VIEs	225,317	(75,494)	33,613
Total cash provided by (used in) investing activities	205,677	(319,985)	(217,795)

Financing activities
Financing activities - (excluding VIEs)	28,987	77,525	235,090
Financing activities - VIEs	(223,393)	199,427	8,573
Total cash provided by (used in) financing activities	(194,406)	276,952	243,663

Net increase (decrease) in cash	$58,190	$(6,390)	$16,413

Year Ended December 31, 2017
Operating Activities
Cash provided by operating activities (excluding VIEs) was $49.9 million for the year ended December 31, 2017. The primary sources of cash from operating activities included mortgage sales outpacing originations in our loan origination business and increases in unearned premiums, reinsurance payable and policy liabilities in our specialty insurance segment. The primary uses of cash from operating activities including increases in reinsurance receivables and notes and account receivable in our specialty insurance segment.

Cash used in operating activities - VIEs was $3.0 million for the year ended December 31, 2017.

Investing Activities

Cash used in investing activities (excluding VIEs) was $19.6 million for the year ended December 31, 2017. The primary uses of cash from investing activities were investments in senior living real estate properties in our senior living business. The primary sources of cash from investing activities were proceeds from sales and maturities of investments exceeding purchases of investments, specifically the sale of NPLs and corporate loans, as well as the sales and redemption of our subordinated note investments in our consolidated CLOs.

Cash provided by investing activities - VIEs was $225.3 million for the year ended December 31, 2017. The primary drivers of the cash from investing activities - VIEs were sales of investments and loan prepayments in Telos 7.

Financing Activities

Cash provided by financing activities (excluding VIEs) was $29.0 million for the year ended December 31, 2017. The primary sources of cash from financing activities were new borrowings in our senior living business to fund our investments in real estate, new borrowings exceeding principal paydowns on debt facilities in our loan origination business, and origination of new borrowings in our specialty insurance business.

Cash used in financing activities - VIEs was $223.4 million for the year ended December 31, 2017 driven primarily by principal payments on debt in Telos 7.

Year Ended December 31, 2016

Operating Activities

Cash provided by operating activities (excluding VIEs) was $45.3 million for the year ended December 31, 2016. The primary sources of cash from operating activities included mortgage sales outpacing originations in our loan origination business, and increases in unearned premiums and policy liabilities in our specialty insurance business. The primary uses of cash from operating activities included increases in notes and accounts receivable and reinsurance receivables, and decreases in deferred revenue and reinsurance payables in our specialty insurance business.

Cash used in operating activities - VIEs was $8.6 million for the year ended December 31, 2016 driven primarily by increases in accrued interest receivable on loans.

Investing Activities

Cash used in investing activities (excluding VIEs) was $244.5 million for the year ended December 31, 2016. The primary uses of cash from investing activities included investments in NPLs and corporate loans in our specialty insurance business, investments in real estate properties in our senior living business and increase in loans in our loan origination business.

Cash used in investing activities - VIEs was $75.5 million for the year ended December 31, 2016 driven primarily by the purchase of loans in Telos 7 during the ramp up period as it converted from a warehouse to a CLO during the second quarter of 2016.

Financing Activities

Cash provided by financing activities (excluding VIEs) was $77.5 million for the year ended December 31, 2016. The primary sources of cash from financing activities were from borrowings in our senior living business to fund investments in real estate, borrowings in our loan origination business to fund loan growth, increased debt in our specialty insurance business for working capital, and an increase in borrowings in our specialty insurance business to grow our corporate loan portfolio and fund additional investments in NPLs. The primary drivers of the cash used included paydown of the Telos 7 warehouse debt and repurchases of common stock.

Cash provided by financing activities - VIEs was $199.4 million for the year ended December 31, 2016 driven primarily by the senior notes issued upon the conversion of Telos 7 from a warehouse to a CLO.

Year Ended December 31, 2015

Operating Activities

Cash used in continuing operations (excluding VIEs) was $34.5 million for the year ended December 31, 2015. The primary uses of cash from operating activities included increased balances in mortgage loans as a result of higher volume in our loan origination business, and increases in deferred acquisition costs and reinsurance receivables in our specialty insurance business. The primary sources of cash included operating cash generated in our senior living business, and increases in unearned premiums, deferred revenue, reinsurance payables and policy liabilities in our specialty insurance business.

Cash provided by operating activities - VIEs was $25.0 million for the year ended December 31, 2015 driven primarily by the net gains on sale of loans in the CLOs.

Investing Activities

Cash used in investing activities (excluding VIEs) was $251.4 million for the year ended December 31, 2015. The primary uses of cash from investing activities included the acquisition of senior living properties in our senior living business, purchases of corporate loans and NPLs, and increases in outstanding loans at amortized cost. Cash provided by investing activities was primarily driven by the sale of PFG.

Cash provided by investing activities - VIEs was $33.6 million for the year ended December 31, 2015 driven primarily by repayments and sales of investments in loans in the CLOs, partially offset by the investment in new loans.

Financing Activities

Cash provided by financing activities (excluding VIEs) was $235.1 million for the year ended December 31, 2015. The primary sources of cash from financing activities included increased borrowings at Siena to fund loan growth, borrowings on mortgage warehouse lines and increases in borrowings in our senior living business to fund property acquisitions.

Cash provided by financing activities - VIEs was $8.6 million for the year ended December 31, 2015 driven primarily by a net increase in debt on the CLOs.

Contractual Obligations

The table below summarizes Tiptree’s consolidated contractual obligations by period for payments that are due as of December 31, 2017:

($ in thousands)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Corporate Debt	$28,500	$—	$—	$160,000	$188,500
Asset Based	60,727	5,449	101,428	—	167,604
Total Debt	$89,227	$5,449	$101,428	$160,000	$356,104
Operating lease obligations (2)	4,599	15,043	8,861	11,342	39,845
Total	$93,826	$20,492	$110,289	$171,342	$395,949

(1)	See Note —(12) Debt, net, in the accompanying consolidated financial statements for additional information.

(2)
Minimum rental obligation for Tiptree, Reliance, Luxury and Fortegra office leases. The total rent expense for the Company for the year ended December 31, 2017 and 2016 was $6.8 million and $6.3 million, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s significant accounting policies are described in Note—(2) Summary of Significant Accounting Policies. As disclosed in Note 2, the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. The Company believes that the following discussion addresses the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult , subjective and complex judgments. Further information can be found in the notes to the consolidated financial statements related to the following: valuation of assets where quoted market prices are not available can be found under “Fair Value Measurement” in Note—(2) Summary of Significant Accounting Policies; policies related to goodwill and intangible assets can be found in Note—(2) Summary of Significant Accounting Policies—Goodwill and Identifiable Intangible Assets, Net; and additional information on income taxes can be found under Note—(22) Income Taxes. The consolidated financial statements are prepared under GAAP for all periods presented. All intercompany items have been eliminated for these periods.
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

The Company evaluates whether insurance related deferred acquisition costs are recoverable at year-end, and considers investment income in the recoverability analysis. As a result of the Company's evaluations, no write-offs for unrecoverable insurance related deferred acquisition costs were recognized during the years ended December 31, 2017, 2016 and 2015, respectively.

Non-insurance Policy Related

Other deferred acquisition costs are limited to prepaid direct costs, typically commissions and contract transaction fees, that resulted from successful contract transactions and would not have been incurred by the Company had the transactions not occurred. These capitalized costs are amortized as the related service and administrative fees are earned.

The Company evaluates whether deferred acquisition costs - non-insurance policy related are recoverable at year-end. As a result of the Company's evaluations, no write-offs for unrecoverable deferred acquisition costs were recognized during the years ended December 31, 2017, 2016 and 2015, respectively.

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

 Service Fees. Service fee revenue is recognized as the services are performed. These services include fulfillment, software development, and claims handling for our customers. Collateral tracking fee income is recognized when the service is performed and billed. Management reviews the financial results under each significant contract on a monthly basis. Any losses that may occur due to a specific contract would be recognized in the period in which the loss is determined probable. During the years ended December 31, 2017, 2016 and 2015, respectively, the Company did not incur a loss with respect to a specific significant service fee contract.

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

The Company establishes valuation allowances for deferred tax assets when, in its judgment, it concludes that it is more likely than not that the deferred tax assets will not be realized. These judgments are based on projections of future income, including tax-planning strategies, by individual tax jurisdictions. Changes in economic conditions and the competitive environment may impact the accuracy of the Company’s projections. On a quarterly basis, the Company assesses the likelihood that its deferred tax assets will be realized and determines if adjustments to the Company’s valuation allowance is appropriate. As a result of this assessment, as of December 31, 2017, the consolidated valuation allowance for Tiptree was $4.3 million. The increase and/or decrease in valuation allowance could have a significant negative or positive impact on our current and future earnings. In 2017, the Company recorded a net increase of valuation allowances of $2.3 million as compared to an increase of $1.0 million in 2016.

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

Goodwill and Intangible Assets

The initial measurement of goodwill and intangibles requires judgment concerning estimates of the fair value of the acquired assets and liabilities. Goodwill (and indefinite-lived intangible assets) are not amortized but subject to tests for impairment annually or if events or circumstances indicate it is more likely than not they may be impaired. Other intangible assets are amortized over their estimated useful lives and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount.

GAAP also requires that an interim test be done whenever events or circumstances occur that may indicate that it is more likely than not that the fair value of any reporting unit might be less than its carrying value. No such events or circumstances have occurred during the years ended December 31, 2017 and December 31, 2016, respectively. 2015 had an impairment charge.

During the fourth quarter of 2016, the Company changed the date of its annual impairment test of goodwill from December 31 to October 1. The Company believes the change in goodwill impairment date does not result in a material change in the method of applying the accounting principle. This change provides the Company additional time to complete the annual impairment test of goodwill in advance of our year end reporting. The Company will continue to perform interim impairment testing should circumstances or events require. This change does not result in a delay, acceleration, or avoidance of an impairment charge. This change was applied prospectively in 2017 because it was impracticable to apply it retrospectively due to the difficulty in making estimates and assumptions without using hindsight.

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

Significant Accounting Policies Related to Dispositions, Assets Held for Sale and Discontinued Operations

Reserves

Loan Reserves (Siena)

Certain loans originated by the Company within its commercial lending business are asset backed loans held for investment and are carried at amortized cost. An allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when the Company believes the uncollectibility of a loan balance is confirmed. Management reviews its methodology for its calculation of its loss provision as deemed necessary which is at least on an annual basis.

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

Revenue Recognition

Rental Revenue (Care)

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

Further disclosure on our off-balance sheet arrangements as of December 31, 2017 is presented in the “Notes to Consolidated Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” of this filing as follows:

•	Note —(10) Derivative Financial Instruments and Hedging

•	Note —(11) Assets and Liabilities of Consolidated CLOs

•	Note —(23) Commitments and Contingencies

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to interest rate risk related to borrowings in various businesses. These risks result primarily from changes in LIBOR rates and the spread over LIBOR rates related to the credit risks of our businesses.

For fixed rate debt, interest rate fluctuations generally affect the fair value of our liabilities, but do not impact our earnings. Therefore, interest rate risk does not have a significant impact on our fixed rate debt obligations until such obligations mature or until we elect to prepay and refinance such obligations. If interest rates have risen at the time our fixed rate debt matures or is refinanced, our future earnings could be adversely affected by additional borrowing costs. Conversely, lower interest rates at the time of maturity or refinancing may lower our overall interest expense. As of December 31, 2017, the Company had $125 million of a general purpose fixed-rate debt outstanding maturing in 2057.

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

As of December 31, 2017, we had $28.5 million of general purpose floating rate debt with a weighted average rate of 7.9%. A 100 basis point change in interest rates would increase interest expense by $0.3 million and decrease interest rate expense by $0.0 million (including the effect of applicable floors) on an annualized basis. As of December 31, 2016, we had $164 million of general purpose floating rate debt with a weighted average rate of 5.0%. A 100 basis point change in interest rates would increase interest expense by $1.4 million and decrease interest rate expense by $0.8 million (including the effect of applicable floors) on an annualized basis.

Credit Risk
For the purposes of the analysis of credit and market risk related to investments in consolidated CLO entities, the Company assesses its risk on its direct investment in such entities. We are exposed to credit risk related to the following investments:

		As of December 31,
Investments	Business	2017	2016
Subordinated notes and related participations in management fees	Asset Management	$—	$57,317
Levered loan fund	Specialty Insurance	157,661	175,558
Non-performing loans	Specialty Insurance	37,666	74,923
		$195,327	$307,798
An increase in the default rate by 1% of investments in such loans would result in estimated credit losses, net of anticipated recoveries of approximately $0.8 million and $4.7 million as of December 31, 2017 and 2016, respectively. Non-performing loans are collateralized by residential property values which are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions and local real estate market conditions. Our specialty insurance business also has exposure to credit risk in the form of fixed income securities which are primarily invested in high-grade government, municipal and corporate debt securities.
As of December 31, 2016 we were exposed to a certain amount of market risk in our asset management business through the purchase of index swaps which are intended to reduce the risk of credit losses related to subordinated notes under certain market distress scenarios. A 100 basis point change in the credit index underlying such swaps would have resulted in income or loss of approximately $0.4 million as of December 31, 2016. There was no similar exposure as of December 31, 2017.
In addition, our mortgage business also underwrites mortgage loans for the purpose of selling them into the secondary market. Due to the relatively short holding period, the credit risk associated with mortgage loans held for sale is not expected to be significant.
See Note—(6) Investments to the consolidated financial statements for more information regarding our investments in loans by type.
Market Risk
We are primarily exposed to market risk related to the following investments:

		As of December 31,
Investments	Business	2017	2016
Equity securities	Specialty Insurance	$25,536	$48,612
Subordinated notes and related participations in management fees	Asset Management	—	57,317
Total		$25,536	$105,929
A 10% increase or decrease in the fair value of such investments would result in $2.6 million and $10.6 million of unrealized gains and losses as of December 31, 2017 and 2016, respectively. As of February 1, 2018, we own 16.6 million shares of Invesque, see “Risk Factors — Risks Related to our Business - Our investment in Invesque shares is subject to transfer restrictions, market volatility and the risk that Invesque changes its dividend policy”.
Counterparty Risk
We are subject to counterparty risk to the extent that we engage in derivative activities for hedging or other purposes. As of December 31, 2017 and 2016, the total fair value of derivatives assets subject to counterparty risk, including the effect of any legal right of offset, totaled $5.0 million and $6.6 million. We generally manage our counterparty risk to derivative counterparties by entering into contracts with counterparties of high credit quality.

Reinsurance receivables were $353.0 million and $296.2 million as of December 31, 2017 and 2016, respectively. Of those amounts, $203 million and $165 million relates to contracts where we hold collateral or receive letters of credit in excess of the receivables balance. The remainder is held with high quality reinsurers, substantially all of which have a rating of A or better by A.M. Best. No counterparty constituted more than 10% of any uncollateralized reinsurance receivable exposure as of December 31, 2017.
We were also exposed to counterparty risk of approximately $68.1 million and $59.2 million as of December 31, 2017 and 2016, respectively, related to our retrospective commission arrangements; associated risks are offset by the Company’s contractual ability to withhold future commissions against the retrospective balances. In addition, we are exposed to counterparty risk of approximately $12.2 million and $20.6 million as of December 31, 2017 and 2016, respectively, related to our premium financing business. The risk associated with such arrangements is mitigated by the fact that we have the contractual ability to cancel the insurance policy and have premiums refunded to us by the insurer in the event of a counterparty default.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Tiptree Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Tiptree Inc. and subsidiaries (the "Company") as of December 31, 2017, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year then ended, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
New York, New York
March 14, 2018

We have served as the Company's auditor since 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
Tiptree Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Tiptree Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated March 14, 2018, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP
New York, New York
March 14, 2018

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Tiptree Inc.:

We have audited the accompanying consolidated balance sheet of Tiptree Inc. and subsidiaries as of December 31, 2016, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended
December 31, 2016 and the schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tiptree Inc. and subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
New York, New York
March 13, 2017, except for Notes 4B and 4C, as to which the date is March 14, 2018

TIPTREE INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)

	As of December 31,
	2017	2016
Assets:
Investments:
Available for sale securities, at fair value	$182,448	$146,171
Loans, at fair value	258,173	373,089
Loans at amortized cost, net	—	113,138
Equity securities, trading, at fair value	25,536	48,612
Other investments	59,142	47,724
Total investments	525,299	728,734
Cash and cash equivalents	110,667	49,786
Restricted cash	31,570	24,472
Notes and accounts receivable, net	186,422	153,638
Reinsurance receivables	352,967	296,234
Deferred acquisition costs	147,162	126,608
Goodwill	91,562	92,767
Intangible assets, net	64,017	73,658
Other assets	31,584	31,489
Assets of consolidated CLOs	—	989,495
Assets held for sale	448,492	323,169
Total assets	$1,989,742	$2,890,050

Liabilities and Stockholders’ Equity
Liabilities:
Debt, net	$346,081	$554,870
Unearned premiums	503,446	414,960
Policy liabilities and unpaid claims	112,003	103,391
Deferred revenue	56,745	52,254
Reinsurance payable	90,554	70,588
Other liabilities and accrued expenses	121,321	124,241
Liabilities of consolidated CLOs	—	931,969
Liabilities held for sale	362,818	247,633
Total liabilities	$1,592,968	$2,499,906
Commitments and contingencies (see Note 23)

Stockholders’ Equity:
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued or outstanding	$—	$—
Common stock - Class A: $0.001 par value, 200,000,000 shares authorized, 35,003,004 and 34,983,616 shares issued and outstanding, respectively	35	35
Common stock - Class B: $0.001 par value, 50,000,000 shares authorized, 8,049,029 and 8,049,029 shares issued and outstanding, respectively	8	8
Additional paid-in capital	295,582	297,391
Accumulated other comprehensive income (loss), net of tax	966	555
Retained earnings	38,079	37,974
Class A common stock held by subsidiaries, 5,197,551 and 6,596,000 shares, respectively	(34,585)	(42,524)
Class B common stock held by subsidiaries, 8,049,029 and 8,049,029 shares, respectively	(8)	(8)
Total Tiptree Inc. stockholders’ equity	300,077	293,431
Non-controlling interests - TFP	77,494	76,077
Non-controlling interests - Other	19,203	20,636
Total stockholders’ equity	396,774	390,144
Total liabilities and stockholders’ equity	$1,989,742	$2,890,050
See accompanying notes to consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except share data)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Earned premiums, net	$371,700	$229,436	$166,265
Service and administrative fees	95,160	109,348	106,525
Ceding commissions	8,770	24,784	43,217
Net investment income	16,286	12,981	5,455
Net realized and unrealized gains (losses)	47,607	87,300	31,469
Other revenue	42,275	42,574	39,400
Total revenues	581,798	506,423	392,331
Expenses:
Policy and contract benefits	123,959	106,784	86,312
Commission expense	241,835	147,253	105,751
Employee compensation and benefits	115,949	115,612	89,331
Interest expense	25,562	21,010	16,695
Depreciation and amortization	13,841	14,302	30,578
Other expenses	74,439	72,576	59,679
Total expenses	595,585	477,537	388,346
Other income:
Income attributable to consolidated CLOs	24,903	53,577	23,613
Expenses attributable to consolidated CLOs	14,446	33,323	30,502
Net income (loss) attributable to consolidated CLOs	10,457	20,254	(6,889)
Total other income	10,457	20,254	(6,889)
Income (loss) before taxes from continuing operations	(3,330)	49,140	(2,904)
Less: provision (benefit) for income taxes	(12,562)	12,515	(753)
Net income (loss) from continuing operations	9,232	36,625	(2,151)
Discontinued operations:
Income (loss) before taxes from discontinued operations	(6,222)	(5,824)	1,260
Gain on sale of discontinued operations	—	—	27,220
Less: Provision (benefit) for income taxes	(2,224)	(1,537)	17,527
Net income (loss) from discontinued operations	(3,998)	(4,287)	10,953
Net income (loss) before non-controlling interests	5,234	32,338	8,802
Less: net income (loss) attributable to non-controlling interests - TFP	748	6,432	2,630
Less: net income (loss) attributable to non-controlling interests - Other	882	586	393
Net income (loss) attributable to Tiptree Inc. Class A common stockholders	$3,604	$25,320	$5,779

Net income (loss) per Class A common share:
Basic, continuing operations, net	$0.22	$0.88	$(0.01)
Basic, discontinued operations, net	(0.10)	(0.09)	0.18
Basic earnings per share	$0.12	$0.79	$0.17

Diluted, continuing operations, net	0.21	0.86	(0.01)
Diluted, discontinued operations, net	(0.10)	(0.08)	0.18
Diluted earnings per share	$0.11	$0.78	$0.17

Weighted average number of Class A common shares:
Basic	29,134,190	31,721,449	33,202,681
Diluted	37,306,632	31,766,674	33,202,681

Dividends declared per common share	$0.12	$0.10	$0.10

See accompanying notes to consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended December 31,
	2017	2016	2015

Net income (loss) before non-controlling interests	$5,234	$32,338	$8,802

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	806	289	(134)
Related tax (expense) benefit	(284)	(103)	43
Reclassification of (gains) losses included in net income	(435)	(1,026)	99
Related tax expense (benefit)	153	362	(35)
Unrealized gains (losses) on available-for-sale securities, net of tax	240	(478)	(27)

Interest rate swaps (cash flow hedges):
Unrealized gains (losses) on interest rate swaps	282	2,210	(326)
Related tax (expense) benefit	(92)	(658)	112
Reclassification of (gains) losses included in net income	184	121	274
Related tax expense (benefit)	(59)	(25)	(95)
Unrealized (losses) gains on interest rate swaps from cash flow hedges, net of tax	315	1,648	(35)

Other comprehensive income (loss), net of tax	555	1,170	(62)
Comprehensive income (loss)	5,789	33,508	8,740
Less: Comprehensive income (loss) attributable to non-controlling interests - TFP	842	6,560	2,630
Less: Comprehensive income (loss) attributable to non-controlling interests - Other	932	962	393
Comprehensive income (loss) attributable to Tiptree Inc. Class A common stockholders	$4,015	$25,986	$5,717

See accompanying notes to consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except shares)

	Number of Shares		Par Value		Additional paid in capital	Accumulated other comprehensive income (loss)	Retained earnings	Common Stock held by subsidiaries				Total stockholders’ equity to Tiptree Inc.	Non-controlling interests - TFP	Non-controlling interests - Other	Total stockholders' equity
	Class A	Class B	Class A	Class B				Class A Shares	Class A Amount	Class B Shares	Class B Amount
Balance at December 31, 2014	31,830,174	9,770,367	$32	$10	$271,090	$(49)	$13,379	$—	$—	$—	$—	$284,462	$90,144	$27,015	$401,621
Stock-based compensation to directors, employees and other persons for services rendered	299,411	—	—	—	2,357	—	—	—	—	—	—	2,357	—	—	2,357
Class A shares issued and Class B shares redeemed due to TFP unit redemptions	1,721,338	(1,721,338)	2	(2)	—	—	—	—	—	—	—	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	—	(50)	—	—	—	—	—	(50)	(12)	—	(62)
Non-controlling interest contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	302	302
Non-controlling interest distributions	—	—	—	—	—	—	—	—	—	—	—	—	(934)	(730)	(1,664)
Non-controlling interest tax distributions	—	—	—	—	—	—	—	—	—	—	—	—	(5,313)	—	(5,313)
Purchase of majority ownership of subsidiary	1,625,000	—	2	—	11,958	—	—	—	—	—	—	11,960	—	1,861	13,821
Shares purchased under stock purchase plan	(576,090)	—	(1)	—	(3,981)	—	—	—	—	—	—	(3,982)	—	—	(3,982)
Reduction in non-controlling interest due to PFG disposition	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,765)	(7,765)
Net changes in non-controlling interest	—	—	—	—	15,639	(12)	—	—	—	—	—	15,627	(17,237)	(5,500)	(7,110)
Dividends declared	—	—	—	—	—	—	(3,313)	—	—	—	—	(3,313)	—	—	(3,313)
Net income	—	—	—	—	—	—	5,779	—	—	—	—	5,779	2,630	393	8,802
Balance at December 31, 2015	34,899,833	8,049,029	$35	$8	$297,063	$(111)	$15,845	—	$—	—	$—	$312,840	$69,278	$15,576	$397,694
Stock-based compensation to directors and employees	197,296	—	—	—	2,102	—	—	—	—	—	—	2,102	—	—	2,102
Shares issued to settle contingent consideration	101,845	—	—	—	550	—	—	—	—	—	—	550	—	—	550
Other comprehensive income, net of tax	—	—	—	—	—	666	—	—	—	—	—	666	128	376	1,170
Non-controlling interest contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	6,452	6,452
Non-controlling interest distributions	—	—	—	—	—	—	—	—	—	—	—	—	(803)	(2,195)	(2,998)
Shares purchased under stock purchase plan	(215,358)	—	—	—	(1,230)	—	—	—	—	—	—	(1,230)	—	—	(1,230)

TIPTREE INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except shares)

	Number of Shares		Par Value		Additional paid in capital	Accumulated other comprehensive income (loss)	Retained earnings	Common Stock held by subsidiaries				Total stockholders’ equity to Tiptree Inc.	Non-controlling interests - TFP	Non-controlling interests - Other	Total stockholders' equity
	Class A	Class B	Class A	Class B				Class A Shares	Class A Amount	Class B Shares	Class B Amount
Shares acquired by subsidiaries	—	—	—	—	—	—	—	(6,596,000)	(42,524)	(8,049,029)	(8)	(42,532)	—	—	(42,532)
Net changes in non-controlling interest	—	—	—	—	(1,094)	—	—	—	—	—	—	(1,094)	1,042	(159)	(211)
Dividends declared	—	—	—	—	—	—	(3,191)	—	—	—	—	(3,191)	—	—	(3,191)
Net income	—	—	—	—	—	—	25,320	—	—	—	—	25,320	6,432	586	32,338
Balance at December 31, 2016	34,983,616	8,049,029	$35	$8	$297,391	$555	$37,974	(6,596,000)	$(42,524)	(8,049,029)	$(8)	$293,431	$76,077	$20,636	$390,144
Amortization of share-based incentive compensation	—	—	—	—	2,139	—	—	—	—	—	—	2,139	—	3,346	5,485
Vesting of share-based incentive compensation	19,388	—	—	—	(588)	—	—	131,483	854	—	—	266	—		266
Shares issued to settle contingent consideration	—	—	—	—	(76)	—	—	756,046	4,914	—	—	4,838	—	—	4,838
Issuance of common stock for cash upon exercise of stock options	—	—	—	—	(1,371)	—	—	1,510,920	9,471	—	—	8,100	—	—	8,100
Other comprehensive income, net of tax	—	—	—	—	—	411	—	—	—	—	—	411	94	50	555
Non-controlling interest contributions	—	—	—	—	—	—	—	—	—	—	—	—		2,464	2,464
Non-controlling interest distributions	—	—	—	—	—	—	—	—	—	—	—	—	(966)	(2,002)	(2,968)
Shares acquired by subsidiaries	—	—	—	—	—	—	—	(1,000,000)	(7,300)	—	—	(7,300)	—	—	(7,300)
Net changes in non-controlling interest	—	—	—	—	(1,913)	—	—	—	—	—	—	(1,913)	1,541	(6,173)	(6,545)
Dividends declared	—	—	—	—	—	—	(3,499)	—	—	—	—	(3,499)	—	—	(3,499)
Net income	—	—	—	—	—	—	3,604	—	—	—	—	3,604	748	882	5,234
Balance at December 31, 2017	35,003,004	8,049,029	$35	$8	$295,582	$966	$38,079	(5,197,551)	$(34,585)	(8,049,029)	$(8)	$300,077	$77,494	$19,203	$396,774

See accompanying notes to consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2017	2016	2015
Operating Activities:
Net income (loss) available to common stockholders	$3,604	$25,320	$5,779
Net income (loss) attributable to non-controlling interests - TFP	748	6,432	2,630
Net income (loss) attributable to non-controlling interests - Other	882	586	393
Net income (loss)	5,234	32,338	8,802
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Net realized and unrealized (gains) losses	(47,607)	(87,300)	(31,318)
Net (gain) on sale of subsidiary	(1,944)	—	(15,619)
Net unrealized loss (gain) on interest rate swaps	—	22	—
Realized (gain) on cash flow hedge	(877)	—	(852)
Change in fair value of contingent consideration	3,192	(313)	(2,503)
Impairment of goodwill	—	—	699
Non cash compensation expense	6,560	2,584	443
Amortization/accretion of premiums and discounts	1,316	1,386	2,596
Depreciation and amortization expense	29,992	28,543	46,724
Provision for doubtful accounts	1,019	1,719	933
Amortization of deferred financing costs	2,770	2,037	1,441
Loss on extinguishment of debt	1,163	—	—
Deferred tax expense (benefit)	(11,249)	6,447	(17,107)
Changes in operating assets and liabilities:
Mortgage loans originated for sale	(1,592,726)	(1,767,622)	(1,137,623)
Proceeds from the sale of mortgage loans originated for sale	1,658,646	1,833,273	1,139,333
(Increase) decrease in notes and accounts receivable	(48,085)	(13,692)	(33,500)
(Increase) decrease in reinsurance receivables	(53,256)	(35,185)	(88,232)
(Increase) decrease in deferred acquisition costs	(20,554)	(3,540)	(50,361)
(Increase) decrease in other assets	(4,849)	(253)	(6,339)
Increase (decrease) in unearned premiums	87,880	25,261	89,873
Increase (decrease) in policy liabilities and unpaid claims	5,729	22,728	5,009
Increase (decrease) in deferred revenue	4,082	(7,182)	17,099
Increase (decrease) in reinsurance payable	19,966	4,748	45,253
Increase (decrease) in other liabilities and accrued expenses	3,471	(725)	(9,214)
Operating activities from consolidated CLOs	(2,954)	(8,631)	25,008
Net cash provided by (used in) operating activities	46,919	36,643	(9,455)

Investing Activities:
Purchases of investments	(219,955)	(269,894)	(382,502)
Proceeds from sales and maturities of investments	296,855	205,141	86,363
(Increase) decrease in loans owned, at amortized cost, net	(37,166)	(62,024)	(16,710)
Purchases of real estate capital expenditures	(1,141)	(5,679)	(2,165)
Proceeds from the sale of real estate	14,035	5,376	92
Purchases of corporate fixed assets	(1,747)	(1,480)	(4,066)
Proceeds from the sale of subsidiaries	14,089	—	142,837
Proceeds from notes receivable	50,175	36,891	44,342
Issuance of notes receivable	(41,861)	(44,860)	(32,645)
(Increase) decrease in restricted cash	(7,098)	(5,694)	(11,047)
Deposits returned for future real estate acquisitions	—	—	(125)
Business and asset acquisitions, net of cash and deposits	(85,826)	(102,268)	(78,057)
Distributions from equity method investments	—	—	2,275
Investing activities from consolidated CLOs	225,317	(75,494)	33,613
Net cash provided by (used in) investing activities	205,677	(319,985)	(217,795)

TIPTREE INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
(in thousands)

	Year ended December 31,
	2017	2016	2015
Financing Activities:
Dividends paid	(3,499)	(3,191)	(3,313)
Non-controlling interest contributions	2,464	3,339	2,163
Non-controlling interest distributions	(2,224)	(2,998)	(6,977)
Change in non-controlling interest	—	—	(2,953)
Payment of debt issuance costs	(9,588)	(3,830)	(1,865)
Proceeds from borrowings and mortgage notes payable	1,857,571	2,085,142	1,442,756
Principal paydowns of borrowings and mortgage notes payable	(1,816,537)	(1,957,183)	(1,190,739)
Proceeds from the exercise of options for common stock	8,100	—	—
Repurchases of common stock	(7,300)	(43,754)	(3,982)
Financing activities from consolidated CLOs	(223,393)	199,427	8,573
Net cash provided by (used in) financing activities	(194,406)	276,952	243,663
Net increase (decrease) in cash and cash equivalents	58,190	(6,390)	16,413
Cash and cash equivalents – beginning of period	49,786	60,677	52,053
Cash and cash equivalents – beginning of period - held for sale	13,224	8,723	934
Cash and cash equivalents – end of period	121,200	63,010	69,400
Less: Reclassification of cash to assets held for sale	10,533	13,224	8,723
Cash and cash equivalents – end of period	$110,667	$49,786	$60,677

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest expense	$34,113	$27,164	$55,077
Cash paid during the period for income taxes	$5,049	$6,176	$38,739

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Assets of consolidated CLOs deconsolidated due to sale and redemption	$765,603	$—	$—
Liabilities of consolidated CLOs deconsolidated due to sale and redemption	$729,597	$—	$—
Real estate acquired through asset acquisition	$8,178	$—	$—
Seller provided financing related to the sale of Siena	$11,000	$—	$—
Intangible assets related to in-place leases acquired through asset acquisition	$2,049	$—	$—
Settlement of contingent consideration payable with Class A common stock	$4,838	$—	$—
Debt assumed through acquisitions	$7,585	$—	$52,836
Acquired real estate properties through, or in lieu of, foreclosure of the related loan	$15,033	$15,132	$2,289
Re-issuance of notes payable to third party upon deconsolidation of CLOs	$—	$—	$39,728
Recognized contingent consideration at fair value	$—	$—	$2,200
Issuance of common stock	$—	$—	$11,960
See accompanying notes to consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share data)

(1) Organization

Tiptree Inc. (together with its consolidated subsidiaries, collectively, Tiptree, the Company, or we) is a Maryland Corporation that was incorporated on March 19, 2007. Tiptree is a holding company that combines specialty insurance operations with investment management expertise. We allocate our capital across our insurance operations and investments in other companies and assets which are managed as part of Tiptree Capital. As of December 31, 2017, Tiptree Capital consists of asset management operations, mortgage operations and other investments. As such, we classify our business into three reportable segments: specialty insurance, asset management and mortgage.

Tiptree’s Class A common stock has been traded on the Nasdaq Capital Market under the symbol “TIPT” beginning in August of 2013. Tiptree’s primary asset is its ownership of Tiptree Financial Partners, L.P. (TFP) an intermediate holding company through which Tiptree operates its businesses.

As of December 31, 2017 and 2016, Tiptree directly owned approximately 81% of TFP. The remaining 19% is owned by various limited partners and reported as non-controlling interest. All of Tiptree’s Class B common stock is owned by TFP and is accounted for as treasury stock. Tiptree’s Class B common stock has the same voting rights as the Class A common stock but no economic rights.

The limited partners of TFP (other than Tiptree itself) have the ability to exchange TFP partnership units for Tiptree Class A common stock at a rate of 2.798 shares of Class A common stock per partnership unit. The total number of Class A shares issuable on exchange of TFP units equal to the number of shares of Class B common stock outstanding. For every share of Class A common stock exchanged in this manner, a share of Class B common stock is canceled.

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

Tiptree consolidates those entities in which it has an investment greater than 50% of voting rights or has control over significant operating, financial and investing decisions of the entity as well as variable interest entities (VIEs) in which Tiptree is determined to be the primary beneficiary. VIEs are defined as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity risk for the entity to finance its activities without additional subordinated financial support from other parties.

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

As a result of changes in presentation, certain prior year amounts have been reclassified to conform to the current presentation. These reclassifications had no effect on the reported results of operations. The primary difference in the presentation of the consolidated financial statements from the prior year is the reclassification of Care, our senior living business, to discontinued operations in the consolidated statement of operations. The assets and liabilities of Care have been reclassed to assets and liabilities held for sale on the consolidated balance sheet for all periods presented. As of December 31, 2017, the assets and

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share data)

liabilities of Luxury, which is part of our mortgage origination business have been reclassed to assets and liabilities held for sale on the consolidated balance sheet. Cash flows from discontinued operations are no longer presented separately in the consolidated statement of cash flows but are disclosed in the footnote. See (4) Dispositions, Assets Held for Sale and Discontinued Operations for additional information. In addition certain immaterial balances have been combined.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Management makes estimates and assumptions that include, but are not limited to, the determination of the following significant items:

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

Business Combination Accounting

The Company accounts for business combinations by applying the acquisition method of accounting. The acquisition method requires, among other things, that the assets acquired and liabilities assumed in a business combination be measured at fair value as of the closing date of the acquisition. The net assets acquired may consist of tangible and intangible assets and the excess of purchase price over the fair value of identifiable net assets acquired, or goodwill. The determination of estimated useful lives and the allocation of the purchase price to the intangible assets requires significant judgment and affects the amount of future amortization and possible impairment charges. Contingent consideration, if any, is measured at fair value on the date of acquisition. The fair value of any contingent consideration liability is remeasured at each reporting date with any change recorded in other expense in the consolidated statements of operations. Acquisition and transaction costs are expensed as incurred.

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

Dispositions, Assets Held for Sale and Discontinued Operations

The results of operations of a business that has either been disposed of or are classified as held for sale are reported in discontinued operations if the disposal of the business represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The Company carries assets and liabilities held for sale at the lower of carrying value on the date the asset is initially classified as held for sale or fair value less costs to sell. At the time of reclassification to held for sale, the Company ceases the recording of depreciation and amortization on assets transferred.

Accounting policies specific to our dispositions, assets held for sale and discontinued operations are described in more detail in (4) Dispositions, Assets Held for Sale and Discontinued Operations.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017
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

Derivative Financial Instruments and Hedging

From time to time, derivative instruments are used in the overall strategy to manage exposure to market risks primarily related to fluctuations in interest rates. As a matter of policy, derivatives are not used for speculative purposes. Derivative instruments are measured at fair value on a recurring basis and are included in other investments or other liabilities and accrued expenses in the consolidated balance sheets.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share data)

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

Grants of subsidiary RSUs exchangeable into Class A common stock of the Company were initially accounted for as liabilities based upon their expected settlement method. Changes in fair value of the awards were recognized in earnings for the relative amount of cumulative compensation cost. The Company used the straight-line method to recognize compensation expense for the time vesting RSUs over the requisite service periods, beginning on the grant date. In June of 2017 when sufficient shares were made available, we accounted for these RSUs under the fair value method and ceased marking the shares to market. The Company uses the graded-vesting method to recognize compensation expense for the performance vesting RSUs. Changes in fair value of shares underlying liability awards are recognized in earnings to the extent of the accumulated amortization. Compensation expense will be recognized to the extent that it is probable that the performance condition will be achieved. The Company reassesses the probability of satisfaction of the performance condition for the performance vesting RSUs for each reporting period.

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

See Note—(24) Earnings Per Share, for EPS computations.

Investments

The Company records all investment transactions on a trade‑date basis. Realized gains (losses) are determined using the specific-identification method. The Company classifies its investments as trading, available-for-sale, or held-to-maturity based on the

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share data)

Company’s intent to sell the security or, for a debt security, the Company’s intent and ability to hold the debt security to maturity. The Company did not have any held-to-maturity securities at December 31, 2017 and 2016.

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

Mortgage Loans Held for Sale

Mortgage loans held for sale represent loans originated and held until sold to secondary market investors. Such loans are typically warehoused for a period after origination or purchase before sale into the secondary market. Loans are sold either servicing released, or in select instances, servicing maintained into the secondary loan market. The Company has elected to measure all mortgage loans held for sale at fair value. These loans are considered sold when the Company surrenders control to the purchaser. The gains or losses on sales of such loans, net of any accrual for standard representations and warranties, are reported in operating results as a component of net realized and unrealized gains (losses) in the consolidated statement of operations in the period when the sale occurs.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share data)

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

The Company has elected the fair value option for NPLs as we have concluded that fair value timely reflects the results of our investment performance. As substantially all of our loans were non-performing when acquired, we generally look to the estimated fair value of the underlying property collateral to assess the recoverability of our investments. We primarily utilize the local broker price opinion (BPO) but also consider any other comparable home sales or other market data, as considered necessary, in estimating a property’s fair value. For further discussion on the observable and unobservable inputs to the model and determination of fair value of NPLs, see Note—(13) Fair Value of Financial Instruments.

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

Other Investments

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

Restricted Cash

The Company’s restricted cash primarily consists of cash for unremitted premiums received from agents and insurers, fiduciary cash for reinsurers and pledged assets for the protection of policy holders in various state jurisdictions. Restricted cash also includes cash posted as collateral under credit facilities to maintain borrowing base sufficiency and for quarterly waterfall payments, borrower escrow funds for taxes, insurance, rate-lock fees and servicing related escrow funds and collateral on warehouse borrowings.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share data)

Notes and Accounts Receivable, Net

Notes Receivable, Net

The Company’s notes receivable, net includes receivables related to the specialty insurance business for its premium financing programs.

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

Generally, receivables overdue more than 120 days are written off when the Company determines it has exhausted reasonable collection efforts and remedies, see Note—(7) Notes and Accounts Receivable, net.

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

Deferred Acquisition Costs

The Company defers certain costs of acquiring new and renewal insurance policies and other products within the Company’s specialty insurance business. Amortization of deferred acquisition costs was $221,362, $142,337 and $81,537 for the years ended December 31, 2017, 2016 and 2015, respectively.

Insurance Policy Related

Insurance policy related deferred acquisition costs are limited to direct costs that resulted from successful contract transactions and would not have been incurred by the Company's insurance company subsidiaries had the transactions not occurred. These capitalized costs are amortized as the related premium is earned.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share data)

The Company evaluates whether insurance related deferred acquisition costs are recoverable at year-end, and considers investment income in the recoverability analysis. As a result of the Company's evaluations, no write-offs for unrecoverable insurance related deferred acquisition costs were recognized during the years ended December 31, 2017, 2016 and 2015, respectively.

Non-insurance Policy Related

Other deferred acquisition costs are limited to prepaid direct costs, typically commissions and contract transaction fees, that resulted from successful contract transactions and would not have been incurred by the Company had the transactions not occurred. These capitalized costs are amortized as the related service and administrative fees are earned.

The Company evaluates whether deferred acquisition costs - non-insurance policy related are recoverable at year-end. As a result of the Company's evaluations, no write-offs for unrecoverable deferred acquisition costs were recognized during the years ended December 31, 2017, 2016 and 2015, respectively.

Goodwill and Intangible Assets, Net

The initial measurement of goodwill and intangibles requires judgment concerning estimates of the fair value of the acquired assets and liabilities. Goodwill and indefinite-lived intangible assets are not amortized but subject to tests for impairment annually or if events or circumstances indicate it is more likely than not they may be impaired. Other intangible assets are amortized over their estimated useful lives and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. The Company carries intangible assets, which represent customer and agent relationships, trade names, insurance licenses (certificates of authority granted by individual state departments of insurance), the value of in-force insurance policies acquired, software acquired or internally developed, and leases in-place. Management has deemed the insurance licenses to have indefinite useful life. Costs incurred to renew or maintain insurance licenses are recorded as operating costs in the period in which they arise. See Note —(9) Goodwill and Intangible Assets, net.

Other Assets

Other assets consists of prepaid expenses, deposits for future acquisitions, inventory, and furniture, fixtures and equipment, net. See Note—(15) Other Assets.

Debt, net

Debt is carried on the consolidated balance sheets at an amount equal to the unpaid principal balance, net of any remaining unamortized discount or premium and direct and any incremental costs attributable to issuance. Discounts, premiums and direct and incremental costs are amortized as a component of interest expense in the consolidated statements of operations over the life of the debt.

Unearned Premiums

Premiums written are earned over the life of the respective policy using the Rule of 78's, pro rata, or other actuarial methods as appropriate for the type of business. Unearned premiums represent the portion of premiums that will be earned in the future. A premium deficiency reserve is recorded if anticipated losses, loss adjustment expenses, deferred acquisition costs and policy maintenance costs exceed the recorded unearned premium reserve and anticipated investment income. As of December 31, 2017 and December 31, 2016, no deficiency reserves were recorded.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share data)

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

In accordance with applicable statutory insurance company regulations, the Company’s recorded unpaid claims reserves are evaluated by appointed independent third-party actuaries, who perform this function in compliance with the Standards of Practice and Codes of Conduct of the American Academy of Actuaries. The independent actuaries perform their actuarial analyses annually and prepare opinions, statements, and reports documenting their determinations. In addition, this documentation and the Company’s actuarial work products are made available to the Company’s independent auditors for their separate review of reserves. For December 31, 2017 and 2016, both parties found the Company’s reserves to be adequate.

Deferred Revenue

Deferred revenues represent the portion of income that will be earned in the future attributable to motor club memberships, mobile device protection plans, and other non-insurance service contracts that are earned over the respective contract periods using Rule of 78's, modified Rule of 78's, pro rata, or other methods as appropriate for the contract. A deficiency reserve would be recorded if anticipated contract benefits, deferred acquisition costs and contract service costs exceed the recorded deferred revenues and anticipated investment income. As of December 31, 2017 and 2016, respectively, no deficiency reserves were recorded.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share data)

the amount of risk assumed by the reinsurer.

Service and Administrative Fees

The Company earns service and administrative fees from a variety of activities. Such fees are typically positively correlated with transaction volume and are recognized as revenue as they become both realized and earned.

Service Fees. Service fee revenue is recognized as the services are performed. These services include fulfillment, software development, and claims handling for our customers. Collateral tracking fee income is recognized when the service is performed and billed. Management reviews the financial results under each significant contract on a monthly basis. Any losses that may occur due to a specific contract would be recognized in the period in which the loss is determined probable. During the years ended December 31, 2017, 2016 and 2015, respectively, the Company did not incur a loss with respect to a specific significant service fee contract.

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

Management Fee Income

The Company earns management and incentive fees from the CLOs it manages. These management fees are paid periodically in accordance with the terms of the individual management agreements for as long as the Company manages the funds. Management fees typically consist of fees based on the amount of assets held in the CLOs. Management fees are recognized as revenue when earned. The Company does not recognize incentive fees until all contractual contingencies have been removed. Management fee income is recorded in other revenue.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share data)

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

Recent Accounting Standards

Recently Adopted Accounting Pronouncements

In January 2015, the FASB issued ASU 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The pronouncement eliminates the concept of extraordinary items from GAAP. However, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. ASU 2015-01 was effective for the Company for the annual and interim periods beginning after December 15, 2015. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability and consistent with debt discounts. ASU 2015-03 requires retrospective adoption and was effective for the Company on January 1, 2016. Accordingly, “Debt, net” is reported net of deferred financing costs as of December 31, 2017 and December 31, 2016, respectively, in the consolidated balance sheets. See Note—(12) Debt, net.

In April 2015, the FASB issued ASU 2015-05, Intangibles -Goodwill and Other - Internal-Use Software (Subtopic 350-40), which will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement by providing guidance as to whether an arrangement includes the sale or license of software. ASU 2015-05 was effective for the Company on January 1, 2016. The adoption of this standard did not have a material impact on the consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships, which clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815, does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. ASU 2016-05 was effective for the Company for the annual and interim periods beginning after December 15, 2016. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share data)

In March 2016, the FASB issued ASU 2016-07, Investments -Equity Method and Joint Ventures (Topic 323), which eliminates the requirement in Topic 323 that an entity retroactively adopt the equity method of accounting if an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The standard was effective for the Company for the annual period beginning after December 15, 2016 and was prospectively applied upon the effective date to increases in the level of ownership interest or degree of influence that resulted in the adoption of the equity method. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. In addition, the amendments in this Update eliminate the guidance in Topic 718 that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment. The standard was effective for the Company for the annual and interim periods beginning after December 15, 2016. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

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

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): Interests Held Through Related Parties that Are Under Common Control, which amends the consolidation guidance on how a reporting entity, that is the single decision maker of a VIE, evaluates whether it is the primary beneficiary of a VIE. ASU 2016-17 was effective for the Company for the annual and interim periods beginning after December 15, 2016. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share data)

have an accounting effect. The Company elected to early adopt this standard as of December 31, 2017. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements, Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this standard affects any entity that either enters into contracts with customers to transfer goods and services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. On July 9, 2015, the FASB decided to delay the effective date of ASU 2014-09 by one year. Reporting entities may choose to adopt the standard as of the original effective date. The deferral results in ASU 2014-09 being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. A substantial majority of the Company’s non-investment related revenues are comprised of revenues from insurance contracts that are accounted for under Financial Services-Insurance (Topic 944) or certain financial services products (e.g. gains upon the origination of mortgages) that are not within the scope of the new standard.  The Company’s remaining revenues that are within the scope of Topic 606 are primarily comprised of revenues from contracts with customers for monthly membership dues for motor clubs, monthly administration fees for services provided for premiums, claims and reinsurance processing revenues, vehicle service contracts and warranty coverage revenues for household goods and appliances (collectively “remaining contracts”).  The Company has chosen the modified-retrospective method of adopting Topic 606, and has assessed these remaining contracts and concluded that changes in accounting and revenue recognition upon adoption of Topic 606 was not material to the Company’s financial position as of January 1, 2018, and is not expected to be material to the Company’s results of operations in future periods.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which makes targeted improvements to the recognition, measurement, presentation and disclosure of certain financial instruments. ASU 2016-01 focuses primarily on the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for certain financial instruments. Among its provisions for public business entities, ASU 2016-01 eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost, requires the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires the separate presentation in other comprehensive income of the change in fair value of a liability due to instrument-specific credit risk for a liability for which the reporting entity has elected the fair value option, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) and clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early application is permitted for a limited number of provisions. The Company believes that the adoption of ASU 2016-01 will not have a material impact on its consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarify the implementation guidance on principal versus net considerations. The effective date and transition requirements for this standard are the same as the effective date and transition requirements of ASU 2014-09. See discussion of the impact of ASU 2014-09 above which addresses the total impact of Topic 606.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share data)

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies guidance related to identifying performance obligations and licensing implementation guidance contained in the new revenue recognition standard. The Update includes targeted improvements based on input the FASB received from the Transition Resource Group for Revenue Recognition and other stakeholders. The Update seeks to proactively address areas in which diversity in practice potentially could arise, as well as to reduce the cost and complexity of applying certain aspects of the guidance both at implementation and on an ongoing basis. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by Update 2014-09). See discussion of the impact of ASU 2014-09 above which addresses the total impact of Topic 606.

In May 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 606) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, which  rescinds SEC paragraphs pursuant to the SEC Staff Announcement, “Rescission of Certain SEC Staff Observer Comments upon Adoption of Topic 606,” and the SEC Staff Announcement, “Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or Equity,” announced at the March 3, 2016 Emerging Issues Task Force (EITF) meeting. The Company believes that that the adoption of ASU 2016-11 will not have a material impact on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides guidance on collectability, noncash consideration, and completed contracts at transition.  Additionally, the amendments in this Update provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers.  The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09). The Company is currently evaluating the effect on its consolidated financial statements. See discussion of the impact of ASU 2014-09 above which addresses the total impact of Topic 606.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (COLIs) (including bank-owned life insurance policies (BOLIs)); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is permitted, including the adoption in an interim period. The amendments in this Update should be applied using a retrospective transition method to each period presented. The Company believes that the adoption of ASU 2016-15 will not have a material impact on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash (a consensus of the FASB Emerging Issues Task Force), which addresses classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share data)

requires an entity’s reconciliation of the beginning-of-period and end-of-period total amounts shown on the statement of cash flows to include in cash and cash equivalents amounts generally described as restricted cash and restricted cash equivalents. The ASU does not define restricted cash or restricted cash equivalents, but an entity will need to disclose the nature of the restrictions. ASU 2016-18 is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The adoption of ASU 2016-18 will result in reclassification of restricted cash balances into cash, cash equivalents and restricted cash on the consolidated statements of cash flows in the first quarter of 2018.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. ASU 2017-04 does not change the qualitative assessment; however, it removes “the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test.” Instead, all reporting units, even those with a zero or negative carrying amount will apply the same impairment test. Therefore, as the FASB notes in the ASU’s Basis for Conclusions, the goodwill of reporting units with zero or negative carrying values will not be impaired, even when conditions underlying the reporting unit indicate that goodwill is impaired. Entities will, however, be required to disclose any reporting units with zero or negative carrying amounts and the respective amounts of goodwill allocated to those reporting units. The amendments in ASU 2017-04 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.The Company is currently evaluating the effect on its consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20) Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. The new guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted for interim or annual reporting periods beginning after December 15, 2016. The guidance may be applied retrospectively for all periods presented or retrospectively with a cumulative-effect adjustment at the date of adoption. The new guidance clarifies the scope and accounting of a financial asset that meets the definition of an “in-substance nonfinancial asset” and defines the term, “in-substance nonfinancial asset.” The ASU also adds guidance for partial sales of nonfinancial assets. The Company believes that the adoption of ASU 2017-05 will not have a material impact on its consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The new guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those years. Early adoption is permitted for interim or annual reporting periods beginning after December 15, 2017. The guidance is to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The guidance shortens the amortization period for certain callable debt securities held at a premium, requiring the premium to be amortized to the earliest call date. The Company believes that the adoption of ASU 2017-08 will not have a material impact on its consolidated financial statements.

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

(3) Acquisitions

Acquisitions during the year ended December 31, 2015

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share data)

Mortgage

On July 1, 2015, the Company completed the acquisition of Reliance for total consideration of $24,441, which was comprised of cash of $10,281, a total of 1,625,000 shares of its Class A common stock (market value of $11,960 at the time of issuance), and an earn-out to issue additional shares valued at $2,200 in exchange for 100% ownership. The results of Reliance, from its closing date, are included in the Company’s mortgage segment and was considered an acquisition of a business in accordance with ASC 805. For the period from acquisition until December 31, 2015, revenue and net income were $22,934 and $2,019, respectively.

Specialty Insurance - Purchase of Non-controlling Interests

On January 1, 2015, Fortegra exercised an option to purchase the remaining 37.6% ownership interest in ProtectCELL. Upon exercising the option, Fortegra made an initial payment of $3,000 and made an additional payment of $4,100 in 2016 which was previously accrued.

(4) Dispositions, Assets Held for Sale and Discontinued Operations

A. Dispositions

On January 18, 2017 and November 7, 2017, the Company sold its ownership in the subordinated notes of Telos 5 and Telos 6 (“Disposed CLOs”). As a result of the sales, the Company determined that it no longer had the controlling interest in such entities. The Company, therefore, deconsolidated its ownership in the subordinated notes of the Disposed CLOs and is no longer reporting the assets and liabilities of the Disposed CLOs in its consolidated balance sheet as of December 31, 2017. The operations of the Disposed CLOs were consolidated in the Company’s consolidated financial statements through the respective dates.

On August 10, 2017, the Company’s ownership in the subordinated notes of Telos 7 was redeemed for cash as part of the complete liquidation of the CLO. The operations of Telos 7 were consolidated in the Company’s consolidated financial statements through the redemption date.

The Company sold Siena on October 1, 2017. Consideration consisted of $2,500 in cash and $11,000 of seller provided financing at the time of sale. The financing has an interest rate of 10% and matures on November 18, 2018. The balance of the financing and accrued interest is included within other investments and interest income is included within net investment income. The gain on the sale was approximately $1,994, which is included within other revenue. The sale of Siena did not meet the requirements to be classified as a discontinued operation.

The Company entered into a purchase agreement on November 16, 2017 to sell all of the issued and outstanding membership interests of Care. See (26) Subsequent Events for details from the completion of the sale. The Company classified Care, previously the senior living segment, as held for sale as of December 31, 2017. At the time of such classification, the pending sale of Care also met the requirements to be classified as a discontinued operation. As a result, the Company has reclassified the income and expenses attributable to Care to net income (loss) from discontinued operations for the years ended December 31, 2017, 2016 and 2015. Assets and liabilities attributable to Care have been reclassified to assets held for sale and liabilities held for sale, respectively, as of December 31, 2017 and 2016.

The Company has committed to a plan to sell Luxury and has classified Luxury as held for sale as of December 31, 2017. The sale of Luxury did not meet the requirements to be classified as a discontinued operation. Assets and liabilities attributable to Luxury have been reclassified to assets held for sale and liabilities held for sale, respectively, as of December 31, 2017.

As of December 31, 2017, the Company did not record any impairment losses with respect to assets held for sale or discontinued operations.

The sale of Philadelphia Financial Group (PFG) was completed on June 30, 2015. Consideration consisted of $142,837 in cash at the time of sale and two future payments on the first and second anniversary of closing totaling approximately $7,341. The gain on the sale net of tax, was approximately $15,619, which is classified as a gain on sale from discontinued operations. As a result, the Company has reclassified the income and expenses attributable to PFG to income from discontinued operations, net for the years ended December 31, 2015.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share data)

B. Assets Held for Sale

The following table represents detail of assets and liabilities held for sale in the consolidated balance sheets for the following periods:

	As of December 31,
	2017			2016
Assets	Care	Luxury	Total	Care
Investments:
Loans, at fair value	$—	$57,255	$57,255	$—
Loans at amortized cost, net	700	—	700	700
Real estate, net of accumulated depreciation of $26,823 and $17,765 (1)	347,303	—	347,303	285,778
Other investments	1,853	677	2,530	1,388
Total Investments	349,856	57,932	407,788	287,866
Cash and cash equivalents	8,316	2,217	10,533	13,224
Notes and accounts receivable, net	5,318	263	5,581	3,862
Intangible assets, net of accumulated amortization of $26,944 and $20,413	17,417	—	17,417	11,820
Other assets	6,508	665	7,173	6,397
Assets held for sale	$387,415	$61,077	$448,492	$323,169

Liabilities
Debt, net	$296,868	$53,835	$350,703	$238,139
Other liabilities and accrued expenses	10,693	1,422	12,115	9,494
Liabilities held for sale	$307,561	$55,257	$362,818	$247,633
(1) Previously disclosed within Real Estate, net.

C. Discontinued Operations

The following table represents detail of revenues and expenses of discontinued operations in the consolidated statements of operations for the following periods:

	Year ended December 31,
	2017	2016	2015
Revenues:	Care	Care	Care	PFG	Total
Service and administrative fees	$—	$—	$—	$25,385	$25,385
Separate account fees	—	—	—	12,706	12,706
Net realized and unrealized gains (losses)	—	—	(194)	151	(43)
Rental and related revenue	74,386	59,636	45,372	—	45,372
Other revenue	1,583	1,095	950	2,217	3,167
Total revenues	75,969	60,731	46,128	40,459	86,587
Expenses:
Policy and contract benefits	—	—	—	7,765	7,765
Commission expense	—	—	—	1,723	1,723
Employee compensation and benefits	30,215	24,000	18,479	9,086	27,565
Interest expense	13,068	8,691	6,796	5,226	12,022
Depreciation and amortization	15,645	14,166	14,546	862	15,408
Other expenses	23,263	19,698	15,842	5,002	20,844
Total expenses	82,191	66,555	55,663	29,664	85,327
Net income (loss) before taxes from discontinued operations	(6,222)	(5,824)	(9,535)	10,795	1,260
Gain on sale of discontinued operations	—	—	—	27,220	27,220
Less: provision (benefit) for income taxes	(2,224)	(1,537)	2,130	15,397	17,527
Net income (loss) from discontinued operations	$(3,998)	$(4,287)	$(11,665)	$22,618	$10,953

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share data)

The following table presents the cash flows from discontinued operations for the periods indicated:

	Year ended December 31,
	2017	2016	2015
	Care	Care	Care	PFG	Total
Net cash provided by (used in):
Operating activities	$16,805	$15,595	$16,859	$(6,198)	$10,661
Investing activities (1)	(74,325)	(96,679)	(86,755)	11,866	(74,889)
Financing activities	50,569	74,155	59,018	(5,000)	54,018
Net cash flows provided by discontinued operations	$(6,951)	$(6,929)	$(10,878)	$668	$(10,210)

(1)	Amount excludes $7,765 of non-controlling interests sold in connection with the sale of PFG in 2015.

D. Significant Accounting Policies Related to Dispositions, Assets Held for Sale and Discontinued Operations

Except as noted below, Siena, Care, Luxury and PFG adhered to the Significant Accounting Policies as described in Note 2.

Investments

Loans, at Amortized Cost, Net

Certain loans originated by Siena are asset backed loans held for investment and are carried at amortized cost. The Company periodically reviews these loans for impairment. Impairment losses are taken for impaired loans based on the fair value of collateral on an individual loan basis. When it is probable that the Company will be unable to collect all amounts contractually due, the loan would be considered impaired.

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

Real Estate, Net

Investments in real estate, net are carried at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis using estimated useful lives not to exceed 40 years for buildings and 9 years for building improvements and other fixed assets. Real estate associated with our Care business is classified as a discontinued operation.

Real estate properties are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If such reviews indicate that the asset is impaired, the asset’s carrying amount is written down to its fair value. There were no material impairments on the Company’s real estate investments for the years ended December 31, 2017, 2016 and 2015, respectively.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share data)

During the years ended December 31, 2017, 2016 and 2015 subsidiaries in our senior living business, which is classified as discontinued operations, entered into acquisition and asset purchase agreements to buy multiple senior living properties and communities. Total consideration for these acquisitions was $82,806, $94,038, and $83,787, respectively. For the period from acquisition until December 31, 2017, 2016 and 2015, revenues for the managed properties acquired were $6,206, $10,878, $11,802 and the net losses were $2,653, $2,416 and $2,496, respectively, which is included in results from discontinued operations.

Assets and Liabilities of Consolidated CLOs

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

(5) Operating Segment Data

Tiptree is a holding company that combines specialty insurance operations with investment management expertise. We allocate our capital across our insurance operations and investments in other companies and assets which are managed as part of Tiptree Capital. Today, Tiptree Capital consists of asset management operations, mortgage operations and other investments. As such, we classify our business into three reportable segments– specialty insurance, asset management and mortgage. Corporate activities include holding company interest expense, employee compensation and benefits, and other expenses.

As of December 31, 2017, the Company sold its interests in Siena and classified Care and Luxury as held for sale. At the time of such classification, the pending sale of Care also met the requirements to be classified as a discontinued operation. Each of these divestitures are no longer considered operating segments. As a result of these divestitures, our reportable segments dropped from four to three, with the elimination of Senior Living segment and renaming Specialty Finance to Mortgage. This reclassification had no impact on the allocation of goodwill to reporting units. None of these changes impacts the Company’s previously reported consolidated net income or earnings per share.

Each reportable segment’s income (loss) is reported before income taxes, discontinued operations and non-controlling interests. Segment results incorporate the revenues and expenses of these subsidiaries since they commenced operations or were acquired.

Descriptions of each of our reportable segments are as follows:

Insurance:
Specialty Insurance operations are conducted through Fortegra Financial Corporation (Fortegra), an insurance holding company. Fortegra underwrites and provides specialty insurance products, primarily in the United States, and is a leading provider of credit insurance and asset protection products. Fortegra’s diverse range of products and services include credit protection insurance, warranty and service contract products, and insurance programs which front and underwrite niche personal and commercial

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share data)

lines of insurance. We also offer various other insurance related products and services throughout the U.S. through our non-regulated subsidiaries.
Tiptree Capital:
Asset Management operations are primarily conducted through Telos Asset Management LLC’s (Telos) management of CLOs. Telos is a subsidiary of Tiptree Asset Management Company, LLC (TAMCO), an SEC-registered investment advisor owned by the Company. Results include net income (loss) from consolidated CLOs.
Mortgage operations are conducted through Reliance. The Company’s mortgage origination business originated loans for sale to institutional investors, including GSEs and FHA/VA.
Other includes operations and investments that are not considered reportable segments. This includes Siena, which was sold on October 1, 2017, and Luxury which was classified as held for sale as of December 31, 2017.
The tables below present the components of revenue, expense, pre-tax income (loss), and segment assets for each of the operating segments for the following period.

	Year Ended December 31, 2017
		Tiptree Capital
	Specialty insurance	Asset management	Mortgage	Other	Total
Total revenue	$478,965	$9,741	$56,571	$36,521	$581,798
Total expense	(473,561)	(5,953)	(54,481)	(32,520)	(566,515)
Net income (loss) attributable to consolidated CLOs	—	10,457	—	—	10,457
Corporate expense	—	—	—	—	(29,070)
Net income (loss) before taxes from continuing operations	$5,404	$14,245	$2,090	$4,001	$(3,330)
Less: provision (benefit) for income taxes					(12,562)
Net income (loss) from discontinued operations					(3,998)
Net income (loss) before non-controlling interests					$5,234
Less: net income (loss) attributable to non-controlling interests					1,630
Net income (loss) attributable to Tiptree Inc. Class A common stockholders					$3,604

	Year Ended December 31, 2016
		Tiptree Capital
	Specialty insurance	Asset management	Mortgage	Other	Total
Total revenue	$394,170	$13,114	$56,294	$42,845	$506,423
Total expense	(347,366)	(8,104)	(51,412)	(35,849)	(442,731)
Net income (loss) attributable to consolidated CLOs	—	20,254	—	—	20,254
Corporate expense	—	—	—	—	(34,806)
Net income (loss) before taxes from continuing operations	$46,804	$25,264	$4,882	$6,996	$49,140
Less: provision (benefit) for income taxes					12,515
Net income (loss) from discontinued operations					(4,287)
Net income (loss) before non-controlling interests					$32,338
Less: net income (loss) attributable to non-controlling interests					7,018
Net income (loss) attributable to Tiptree Inc. Class A common stockholders					$25,320

	Year Ended December 31, 2015
		Tiptree Capital
	Specialty insurance	Asset management	Mortgage	Other	Total
Total revenue	$330,888	$6,770	$22,934	$31,739	$392,331
Total expense	(298,876)	(6,634)	(20,470)	(28,264)	(354,244)

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share data)

	Year Ended December 31, 2015
		Tiptree Capital
	Specialty insurance	Asset management	Mortgage	Other	Total
Net income (loss) attributable to consolidated CLOs	—	(6,889)	—	—	(6,889)
Corporate expense	—	—	—	—	(34,102)
Net income (loss) before taxes from continuing operations	$32,012	$(6,753)	$2,464	$3,475	$(2,904)
Less: provision (benefit) for income taxes					(753)
Net income (loss) from discontinued operations					10,953
Net income (loss) before non-controlling interests					$8,802
Less: net income (loss) attributable to non-controlling interests					3,023
Net income (loss) attributable to Tiptree Inc. Class A common stockholders					$5,779

The following table presents the segment assets for the following periods:
	Segment Assets as of December 31, 2017
		Tiptree Capital
	Specialty insurance	Asset management	Mortgage	Other	Total
Segment assets	$1,367,437	$5,537	$90,260	$78,016	$1,541,250
Assets held for sale	—	—	—	448,492	448,492
Total assets					$1,989,742

	Segment Assets as of December 31, 2016
		Tiptree Capital
	Specialty insurance	Asset management	Mortgage	Other	Total
Segment assets	$1,268,152	$17,427	$86,191	$205,616	$1,577,386
Assets of consolidated CLOs	—	989,495	—	—	989,495
Assets held for sale	—	—	—	323,169	323,169
Total assets					$2,890,050

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share data)

(6) Investments

Available for Sale Securities, at fair value

All of the Company’s investments in available for sale securities as of December 31, 2017 and December 31, 2016 are held by subsidiaries in the specialty insurance business. The following tables present the Company's investments in available for sale securities:

	As of December 31, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$48,399	$20	$(474)	$47,945
Obligations of state and political subdivisions	47,211	190	(420)	46,981
Corporate securities	62,125	195	(345)	61,975
Asset backed securities	23,369	182	(58)	23,493
Certificates of deposit	896	—	—	896
Equity securities	595	10	(17)	588
Obligations of foreign governments	562	9	(1)	570
Total	$183,157	$606	$(1,315)	$182,448

	As of December 31, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$27,149	$27	$(377)	$26,799
Obligations of state and political subdivisions	57,425	107	(598)	56,934
Corporate securities	58,769	204	(402)	58,571
Asset backed securities	1,459	1	—	1,460
Certificates of deposit	895	—	—	895
Equity securities	818	3	(37)	784
Obligations of foreign governments	733	3	(8)	728
Total	$147,248	$345	$(1,422)	$146,171

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share data)

The following tables summarize the gross unrealized losses on available for sale securities in an unrealized loss position:

	As of December 31, 2017
	Less Than or Equal to One Year			More Than One Year
	Fair value	Gross unrealized losses	# of Securities	Fair value	Gross unrealized losses	# of Securities
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$37,918	$(291)	115	$7,584	$(183)	56
Obligations of state and political subdivisions	24,165	(135)	96	7,294	(285)	48
Corporate securities	37,573	(179)	295	6,568	(166)	127
Asset-backed securities	1,297	(58)	2	—	—	—
Equity securities	295	(15)	3	63	(2)	2
Obligations of foreign governments	371	(1)	1	—	—	—
Total	$101,619	$(679)	512	$21,509	$(636)	233

	As of December 31, 2016
	Less Than or Equal to One Year			More Than One Year
	Fair value	Gross unrealized losses	# of Securities	Fair value	Gross unrealized losses	# of Securities
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$20,979	$(376)	115	$16	$(1)	5
Obligations of state and political subdivisions	41,639	(597)	170	1,334	(1)	3
Corporate securities	29,856	(400)	279	253	(2)	3
Asset-backed securities	706	—	1	—	—	—
Equity securities	736	(35)	5	19	(2)	2
Obligations of foreign governments	338	(8)	4	—	—	—
Total	$94,254	$(1,416)	574	$1,622	$(6)	13
The Company does not intend to sell the investments that were in an unrealized loss position as of December 31, 2017, and management believes that it is more likely than not that the Company will be able to hold these securities until full recovery of their amortized cost basis for fixed maturity securities or cost for equity securities. The unrealized losses were attributable to changes in interest rates and not credit-related issues. As of December 31, 2017 and December 31, 2016, based on the Company's review, none of the fixed maturity or equity securities were deemed to be other-than-temporarily impaired based on the Company's analysis of the securities and its intent to hold the securities until recovery.

The amortized cost and fair values of investments in debt securities, by contractual maturity date, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Excluded from this table are equity securities since they have no contractual maturity.

	As of
	December 31, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$26,399	$26,363	$22,846	$22,833
Due after one year through five years	86,287	85,852	66,063	65,841
Due after five years through ten years	41,442	41,085	49,036	48,381
Due after ten years	5,065	5,067	7,026	6,872
Asset-backed securities	23,369	23,493	1,459	1,460
Total	$182,562	$181,860	$146,430	$145,387

Pursuant to certain reinsurance agreements and statutory licensing requirements, the Company has deposited invested assets in custody accounts or insurance department safekeeping accounts. The Company cannot remove invested assets from these

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share data)

accounts without prior approval of the contractual party or regulatory authority, as applicable. The following table presents the Company's restricted investments included in the Company's available for sale securities:

	As of December 31,
	2017	2016
Fair value of restricted investments for special deposits required by state insurance departments	$6,101	$10,111
Fair value of restricted investments in trust pursuant to reinsurance agreements	10,175	7,573
Total fair value of restricted investments	$16,276	$17,684

The following table presents additional information on the Company’s available for sale securities:

	Year Ended December 31,
	2017	2016	2015
Purchases of available for sale securities	$117,735	$24,652	$75,275

Proceeds from maturities, calls and prepayments of available for sale securities	$32,157	$27,859	$39,062

Gains (losses) realized on maturities, calls and prepayments of available for sale securities	$5	$87	$(62)

Gross proceeds from sales of available for sale securities	$48,252	$66,891	$20,353

Gains (losses) realized on sales of available for sale securities	$430	$938	$4

Investment in Loans

The following tables present the Company’s investments in loans, measured at fair value:

	As of December 31, 2017			As of December 31, 2016
	Fair value	Unpaid principal balance (UPB)	Fair value exceeds / (below) UPB	Fair value	Unpaid principal balance (UPB)	Fair value exceeds / (below) UPB
Loans, at fair value
Corporate loans (2)	$157,661	$157,834	$(173)	$175,558	$176,808	$(1,250)
Mortgage loans held for sale (1)	62,846	60,764	2,082	121,439	118,162	3,277
Non-performing loans (3)	37,666	52,872	(15,206)	74,923	113,892	(38,969)
Other loans receivable	—	—	—	1,169	1,169	—
Total loans, at fair value	$258,173	$271,470	$(13,297)	$373,089	$410,031	$(36,942)
(1) The items previously disclosed for businesses the Company has designated as a discontinued operation or held for sale are disclosed in (4) Dispositions, Assets Held for Sale and Discontinued Operations.
(2) The UPB of these loans approximates cost basis.
(3) The cost basis of NPLs was approximately $32,398 and $70,990 at December 31, 2017 and 2016, respectively.

The following table presents the Company’s investments in loans, measured at fair value pledged as collateral:

	As of December 31,
	2017	2016
Corporate loans	$154,279	$175,365
Mortgage loans held for sale (1)	62,212	117,734
Non-performing loans	30,703	60,409
Total fair value of loans pledged as collateral	$247,194	$353,508
(1) The items previously disclosed for businesses the Company has designated as a discontinued operation or held for sale are disclosed in (4) Dispositions, Assets Held for Sale and Discontinued Operations.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share data)

As of December 31, 2017 and 2016, there were no mortgage loans held for sale 90 days or more past due.

The following table presents the Company’s investments in loans, measured at amortized cost:

	As of December 31,
	2017	2016
Loans at amortized cost, net
Asset backed loans and other loans, net (1)	$—	$114,333
Less: Allowance for loan losses	—	1,195
Total loans at amortized cost, net	$—	$113,138

Net deferred loan origination fees included in asset backed loans	$—	$5,244
(1) The items previously disclosed for businesses the Company has designated as a discontinued operation or held for sale are disclosed in (4) Dispositions, Assets Held for Sale and Discontinued Operations.

The following table presents additional information on the Company’s asset backed loans:

	As of December 31,
	2017	2016
Pledged as collateral	$—	$119,558

Loans receivable, net	$—	$113,138

Collateral for asset-backed loan receivables, as of December 31, 2016, consisted primarily of inventory, equipment and accounts receivable. In the fourth quarter of 2017 the Company sold its commercial lending subsidiary involved in originating asset backed loans.

Other Investments

The following table contains information regarding the Company’s other investments as of the following periods:

	As of December 31,
	2017	2016
Other investments
Real estate, net (1) (2)	19,226	10,279
Foreclosed residential real estate property	16,056	13,366
Seller financing (3)	11,275	—
Derivative assets	5,013	19,148
Debentures	4,163	3,957
Other (2)	3,409	974
Total other investments	$59,142	$47,724
(1) Net of accumulated depreciation of $440 and $57, respectively.
(2) The items previously disclosed for businesses the Company has designated as a discontinued operation or held for sale are disclosed in (4) Dispositions, Assets Held for Sale and Discontinued Operations.
(3) Seller provided financing related to the sale of Siena. See (4) Dispositions, Assets Held for Sale and Discontinued Operations.

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

The following table presents the components of net investment income related to our specialty insurance business recorded on the consolidated statements of operations:

	Year Ended December 31,
Net investment income	2017	2016	2015
Available for sale securities, at fair value	$3,490	$3,075	$3,166
Loans, at fair value	11,073	7,999	2,426
Equity securities, trading, at fair value	2,043	2,981	369
Other investments	1,366	468	286
Total investment income	17,972	14,523	6,247
Less: investment expenses	1,686	1,542	792
Net investment income	$16,286	$12,981	$5,455

The following table presents the components of net realized and unrealized gains (losses) recorded on the consolidated statements of operations:

	Year Ended December 31,
Net realized and unrealized gains (losses)	2017	2016	2015
Net realized gains (losses)	$64,425	$70,811	32,088
Net unrealized gains (losses)	(16,818)	16,489	(619)
Net realized and unrealized gains (losses)	$47,607	$87,300	$31,469

The following table presents the net gain on the sale of mortgage loans and the cumulative net unrealized gains (losses) on equity securities, trading, at fair value recorded on the consolidated statements of operations:

	Year Ended December 31,
	2017	2016	2015
Net realized gain on sale of mortgage loans (1)	$64,296	$68,181	33,849

Cumulative net unrealized gains (losses) on equity securities, trading, at fair value held at the reporting date	$(23,753)	$6,032	256
(1) Related to the Company’s mortgage business.

(7) Notes and Accounts Receivable, net

The following table summarizes the total notes and accounts receivable, net:

	As of December 31,
	2017	2016
Premium financing program (1)	$12,225	$20,615
Other	—	298
Notes receivable, net	$12,225	$20,913
Accounts and premiums receivable, net	59,946	45,041
Retrospective commissions receivable	68,064	59,175
Trust receivables	29,060	10,074
Other receivables (2)	17,127	18,435
Total	$186,422	$153,638
(1) Related to the Company’s specialty insurance business.
(2) The items previously disclosed for businesses the Company has designated as a discontinued operation or held for sale are disclosed in (4) Dispositions, Assets Held for Sale and Discontinued Operations.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share data)

Notes Receivable, net

The Company has established an allowance for uncollectible amounts against its notes receivable of $66 and $1,444 as of December 31, 2017 and December 31, 2016, respectively. As of December 31, 2017 and December 31, 2016, there were $416 and $2,188 in balances classified as 90 days plus past due, respectively.

Accounts and premiums receivable, net, Retrospective commissions receivable, Trust receivables and Other receivables

Accounts and premiums receivable, net, retrospective commissions receivable, trust receivables and other receivables are primarily trade receivables from the specialty insurance business that are carried at their approximate fair value. The Company has established a valuation allowance against its accounts and premiums receivable of $196 and $225 as of December 31, 2017 and December 31, 2016, respectively.
(8) Reinsurance Receivables

The following table presents the effect of reinsurance on premiums written and earned by our specialty insurance business for the following periods:

	Direct amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount - assumed to net
For the Year ended December 31, 2017
Premiums written:
Life insurance	$63,196	$32,358	$2,011	$32,849	6.1%
Accident and health insurance	119,227	79,278	3,247	43,196	7.5%
Property and liability insurance	553,111	238,614	27,480	341,977	8.0%
Total premiums written	735,534	350,250	32,738	418,022	7.8%

Premiums earned:
Life insurance	61,780	30,567	1,942	33,155	5.9%
Accident and health insurance	111,124	76,549	3,198	37,773	8.5%
Property and liability insurance	486,913	201,576	15,435	300,772	5.1%
Total premiums earned	$659,817	$308,692	$20,575	$371,700	5.5%

For the Year ended December 31, 2016
Premiums written:
Life insurance	$65,152	$34,044	$2,522	$33,630	7.5%
Accident and health insurance	116,861	79,396	3,335	40,800	8.2%
Property and liability insurance	505,147	257,677	15,270	262,740	5.8%
Total premiums written	687,160	371,117	21,127	337,170	6.3%

Premiums earned:
Life insurance	61,921	30,015	2,543	34,449	7.4%
Accident and health insurance	112,847	79,754	3,262	36,355	9.0%
Property and liability insurance	496,418	343,820	6,034	158,632	3.8%
Total premiums earned	$671,186	$453,589	$11,839	$229,436	5.2%

For the Year ended December 31, 2015
Premiums written:
Life insurance	$67,416	$36,826	$3,000	$33,590	8.9%
Accident and health insurance	124,862	88,342	3,095	39,615	7.8%
Property and liability insurance	480,533	378,744	7,102	108,891	6.5%
Total premiums written	672,811	503,912	13,197	182,096	7.2%

Premiums earned:
Life insurance	57,203	25,739	3,011	34,475	8.7%
Accident and health insurance	112,474	78,954	3,051	36,571	8.3%
Property and liability insurance	416,986	325,176	3,409	95,219	3.6%
Total premiums earned	$586,663	429,869	$9,471	$166,265	5.7%

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share data)

The following table presents the components of policy and contract benefits, including the effect of reinsurance on losses and loss adjustment expenses ("LAE") incurred:

	Direct amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount - assumed to net
For the Year ended December 31, 2017
Losses Incurred
Life insurance	$33,068	$18,388	$879	$15,559	5.6%
Accident and health insurance	17,512	14,421	752	3,843	19.6%
Property and liability insurance	198,484	118,262	8,915	89,137	10.0%
Total losses incurred	249,064	151,071	10,546	108,539	9.7%

	Member benefit claims (1)			15,420
	Total policy and contract benefits			$123,959

For the Year ended December 31, 2016
Losses Incurred
Life insurance	$32,574	$16,945	$1,184	$16,813	7.0%
Accident and health insurance	19,250	16,339	871	3,782	23.0%
Property and liability insurance	219,538	158,520	3,337	64,355	5.2%
Total losses incurred	271,362	191,804	5,392	84,950	6.3%

	Member benefit claims (1)			21,834
	Total policy and contract benefits			$106,784

For the Year ended December 31, 2015
Losses Incurred
Life insurance	$27,583	$12,468	$1,163	$16,278	7.1%
Accident and health insurance	16,613	13,555	860	3,918	21.9%
Property and liability insurance	132,775	98,700	2,297	36,372	6.3%
Total losses incurred	176,971	124,723	4,320	56,568	7.6%

	Member benefit claims (1)			29,744
	Total policy and contract benefits			$86,312
(1) - Member benefit claims are not covered by reinsurance.

The following table presents the components of the reinsurance receivables:

	As of December 31,
	2017	2016
Prepaid reinsurance premiums:
Life (1)	$65,218	$64,621
Accident and health (1)	56,729	53,999
Property (2)	131,735	94,091
Total	253,682	212,711

Ceded claim reserves:
Life	2,988	2,929
Accident and health	9,575	10,435
Property	61,406	49,917
Total ceded claim reserves recoverable	73,969	63,281
Other reinsurance settlements recoverable	25,316	20,242
Reinsurance receivables	$352,967	$296,234

(1)	Including policyholder account balances ceded.

(2)
The December 31, 2016 amount includes a non-cash transaction, as part of a reinsurance contract cancellation that resulted in a reduction of $92,854 in reinsurance receivable, offset by an increase of $88,857 in assets and a decrease of $3,997 in liabilities.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share data)

The following table presents the aggregate amount included in reinsurance receivables that is comprised of the three largest receivable balances from unrelated reinsurers:

As of
December 31, 2017
Total of the three largest receivable balances from unrelated reinsurers	$81,939

At December 31, 2017, the three unrelated reinsurers from whom our specialty insurance business has the largest receivable balances were: London Life Reinsurance Corporation (A. M. Best Rating: A rated), MFI Insurance Company, LTD (A. M. Best Rating: Not rated) and Frandisco Property and Casualty Insurance Company (A. M. Best Rating: Not rated). The related receivables of these reinsurers are collateralized by assets on hand, assets held in trust accounts and letters of credit. At December 31, 2017, the Company does not believe there is a risk of loss due to the concentration of credit risk in the reinsurance program given the collateralization.

(9) Goodwill and Intangible Assets, net

The following table presents identifiable finite and indefinite-lived intangible assets, accumulated amortization, and goodwill by operating segment and/or reporting unit, as appropriate:

	As of December 31, 2017				As of December 31, 2016
		Tiptree Capital				Tiptree Capital
	Specialty insurance	Mortgage	Other	Total	Specialty insurance	Mortgage	Other	Total
Customer relationships	$50,500	$—	$—	$50,500	$50,500	$—	$—	$50,500
Accumulated amortization	(12,081)	—	—	(12,081)	(4,614)	—	—	(4,614)
Trade names	6,500	800	—	7,300	6,500	800	—	7,300
Accumulated amortization	(2,182)	(200)	—	(2,382)	(1,484)	(120)	—	(1,604)
Software licensing	8,500	640	—	9,140	8,500	640	—	9,140
Accumulated amortization	(5,242)	(228)	—	(5,470)	(3,542)	(137)	—	(3,679)
Insurance policies and contracts acquired	36,500	—	—	36,500	36,500	—	—	36,500
Accumulated amortization	(35,433)	—	—	(35,433)	(34,184)	—	—	(34,184)
Insurance licensing agreements(1)	13,761	—	—	13,761	13,000	—	—	13,000
Leases in place (2)	2,324	—	—	2,324	1,317	—	—	1,317
Accumulated amortization	(142)	—	—	(142)	(18)	—	—	(18)
Intangible assets, net	63,005	1,012	—	64,017	72,475	1,183	—	73,658
Goodwill	89,854	1,708	—	91,562	89,854	1,708	1,205	92,767
Total goodwill and intangible assets, net	$152,859	$2,720	$—	$155,579	$162,329	$2,891	$1,205	$166,425
(1) Represents intangible assets with an indefinite useful life. Impairment tests are performed at least annually on these assets.
(2) The items previously disclosed for businesses the Company has designated as a discontinued operation or held for sale are disclosed in (4) Dispositions, Assets Held for Sale and Discontinued Operations.

Goodwill

The following table presents the activity in goodwill, by operating segment and/or reporting unit, as appropriate, and includes the adjustments made to the balance of goodwill to reflect the effect of the final valuation adjustments made for acquisitions, as well as the reduction to any goodwill attributable to discontinued operations or impairment related charges:

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share data)

		Tiptree Capital
	Specialty insurance	Mortgage	Other	Total
Balance at December 31, 2014	$89,854	$—	$1,904	$91,758
Goodwill acquired in 2015	—	1,708	—	1,708
Goodwill impairment charges	—	—	(699)	(699)
Balance at December 31, 2015	$89,854	$1,708	$1,205	$92,767
Balance at December 31, 2016	$89,854	$1,708	$1,205	$92,767
Goodwill divested (1)	—	—	(1,205)	(1,205)
Balance at December 31, 2017	$89,854	$1,708	$—	$91,562

Accumulated impairments	$—	$—	$699	$699
(1) This is related to the sale of Siena. See (4) Dispositions, Assets Held for Sale and Discontinued Operations.

The Company’s impairment testing for each period did not indicate any goodwill impairment as each of the Company’s reporting units with goodwill had a fair value that was substantially in excess of its carrying value. During the fourth quarter of 2016, the Company changed the date of its annual impairment test of goodwill from December 31 to October 1. The Company believes the change in goodwill impairment date does not result in a material change in the method of applying the accounting principle. This change provides the Company additional time to complete the annual impairment test of goodwill in advance of our year end reporting. The Company will continue to perform interim impairment testing should circumstances or events require. This change does not result in a delay, acceleration, or avoidance of an impairment charge. This change was applied prospectively in 2017 because it was impracticable to apply it retrospectively due to the difficulty in making estimates and assumptions without using hindsight.

For the years ended December 31, 2017 and 2016, no impairment was recorded on the Company’s goodwill or intangibles. As of December 31, 2015, the Company recorded an impairment of $699 associated with Luxury as a result of qualitative and quantitative procedures associated with our annual impairment testing.

Intangible Assets, net

The following table presents the activity, by operating segment and/or reporting unit, as appropriate, in finite and indefinite-lived other intangible assets and includes the adjustments made to the balance to reflect the effect of any final valuation adjustments made for acquisitions, as well as any reduction attributable to discontinued operations or impairment-related charges:

	Specialty insurance	Mortgage	Total (1)
Balance at December 31, 2014	$110,847	$—	$110,847
Intangible assets acquired in 2015	—	1,440	1,440
Less: amortization expense	(28,170)	(86)	(28,256)
Balance at December 31, 2015	82,677	1,354	84,031
Intangible assets acquired in 2016	1,317	—	1,317
Less: amortization expense	(11,519)	(171)	(11,690)
Balance at December 31, 2016	$72,475	$1,183	$73,658
Intangible assets acquired in 2017	1,768	—	1,768
Less: amortization expense	(11,238)	(171)	(11,409)
Balance at December 31, 2017	$63,005	$1,012	$64,017
(1) The items previously disclosed for businesses the Company has designated as a discontinued operation or held for sale are disclosed in (4) Dispositions, Assets Held for Sale and Discontinued Operations.

During the year ended December 31, 2017 a subsidiary in our specialty insurance business acquired 100% of the outstanding stock of an insurance company licensed in several states but having no operations and no net insurance exposures. The purpose of this transaction was to acquire additional licenses to expand the Company’s direct writing capabilities to New York and Wisconsin. The transaction was accounted for as an asset acquisition, resulting in $761 recorded as an indefinite life intangible asset for the cost attributed to the insurance licenses.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share data)

The following table presents the amortization expense on finite-lived intangible assets for the following periods:

	Year Ended December 31,
	2017	2016	2015
Amortization expense on intangible assets	$11,409	$11,690	$28,256

The following table presents the amortization expense on finite-lived intangible assets for the next five years by operating segment and/or reporting unit, as appropriate:

	As of December 31, 2017
	Specialty insurance (VOBA)	Specialty insurance (other)	Mortgage	Total
2018	$465	$9,271	$171	$9,907
2019	217	7,703	171	8,091
2020	123	5,221	171	5,515
2021	82	4,445	171	4,698
2022	54	3,789	126	3,969
2023 and thereafter	126	17,748	202	18,076
Total	$1,067	$48,177	$1,012	$50,256

(10) Derivative Financial Instruments and Hedging

The Company utilizes derivative financial instruments as part of its overall investment and hedging activities. Derivative contracts are subject to additional risk that can result in a loss of all or part of an investment. The Company’s derivative activities are primarily classified by underlying credit risk and interest rate risk. In addition, the Company is also subject to additional counterparty risk should it’s counterparties fail to meet the contract terms. The derivative financial instruments are located within derivative assets at fair value and are reported in other investments. Derivative liabilities are reported within other liabilities and accrued expenses.

Derivatives, at fair value
Credit Derivatives
Credit derivatives are generally defined as over‑the‑counter contracts between a buyer and seller of protection against the risk of default on a set of obligations issued by a specified reference entity. Credit Default Swap Indices (CDX) are credit derivatives that reference multiple names through underlying baskets or portfolios of single name credit default swaps. The Company entered into these contracts as both a buyer of protection and seller of protection to manage the credit risk exposure of its investment portfolio. At inception of the investment into the CDX position, the Company was required to deposit cash collateral for these positions equal to an initial 2.25% of the notional amount of the sold protection side subject to increase based on additional maintenance margin as a result of decreases in value.
The Company’s investment in CDX was settled during December 2017.
Interest Rate Lock Commitments

The Company enters into interest rate lock commitments (IRLCs) with customers in connection with its mortgage banking activities to fund residential mortgage loans with certain terms at specified times in the future. IRLCs that relate to the origination of mortgage loans that will be classified as held-for-sale are considered derivative instruments under applicable accounting guidance. As such, these IRLCs are recorded at fair value with changes in fair value typically resulting in recognition of a gain when the Company enters into IRLCs. In estimating the fair value of an IRLC, the Company assigns a probability that the loan commitment will be exercised and the loan will be funded (“pull through”). The fair value of the commitments is derived from the fair value of related mortgage loans, net of estimated costs to complete. Outstanding IRLCs expose the Company to the risk that the price of the loans underlying the commitments might decline from inception of the rate lock to funding of the loan. To manage this risk, the Company utilizes forward delivery contracts and TBA mortgage backed securities to economically hedge

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share data)

the risk of potential changes in the value of the loans that would result from the commitments.

Forward Delivery Contracts and TBA Mortgage Backed Securities

The Company enters into forward delivery contracts with loan aggregators and other investors as one of the tools to manage the interest rate risk associated with IRLCs and loans held for sale. In addition, the Company enters into to be announced (TBA) mortgage backed securities which facilitate hedging and funding by allowing the Company to prearrange prices for mortgages that are in the process of originating. The Company utilizes these hedging instruments for Agency (Fannie Mae and Freddie Mac) and FHA/VA (Ginnie Mae) eligible IRLCs.

Interest Rate Swaps
The Company uses interest rate swaps to hedge the variability of floating rate borrowings. Cash flow hedge accounting was applied to the floating rate borrowings in its specialty insurance business, and during the second quarter of 2016, the Company elected to apply cash flow hedge accounting to such transactions in its senior living business. These swaps were primarily used in our senior living business, which is classified as a discontinued operation. This is included in assets held for sale in the consolidated balance sheets.
The following table summarizes the gross notional and fair value amounts of derivatives (on a gross basis) categorized by underlying risk:

	As of December 31, 2017			As of December 31, 2016
	Notional values	Asset derivatives	Liability derivatives	Notional values	Asset derivatives	Liability derivatives
Credit risk:
Credit derivatives sold protection	$—	$—	$—	$297,612	$28,731	$—
Credit derivatives bought protection	—	—	—	298,173	—	14,501
Sub-total	—	—	—	595,785	28,731	14,501

Foreign currency risk:
Foreign currency forward contracts	—	—	—	965	—	3

Interest rate risk:
Interest rate lock commitments	190,645	4,808	—	203,815	4,872	—
Forward delivery contracts	71,152	30	—	66,731	—	84
TBA mortgage backed securities	197,000	175	117	249,750	1,678	269
Interest rate swaps (1)	—	—	—	35,000	—	397
Sub-total	458,797	5,013	117	555,296	6,550	750
Total	$458,797	$5,013	$117	$1,152,046	$35,281	$15,254
(1) The items previously disclosed for businesses the Company has designated as a discontinued operation or held for sale are disclosed in (4) Dispositions, Assets Held for Sale and Discontinued Operations.

The Company nets the credit derivative assets and liabilities as these credit derivatives are subject to legally enforceable netting arrangements with the same party. The following table presents derivative instruments that are subject to offset by a master netting agreement:

	As of December 31,
	2017	2016
Derivatives subject to netting arrangements:
Credit default swap indices sold protection	$—	$28,731
Credit default swap indices bought protection	—	(14,501)
Gross assets recognized	—	14,230
Cash collateral	—	(1,632)
Net assets recognized (included in other investments)	$—	$12,598

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share data)

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

The following table presents the fair value and the related outstanding notional amounts of the Company's cash flow hedging derivative instruments and indicates where the Company records each amount in its consolidated balance sheets:

		As of December 31,
	Balance Sheet Location	2017	2016
Derivatives designated as cash flow hedging instruments:
Notional value		$—	$35,000
Fair value of interest rate swap (1)	Other investments	$—	$—
Fair value of interest rate swap (1)	Other liabilities and accrued expenses	$—	$397
Unrealized gain (loss), net of tax, on the fair value of interest rate swaps	AOCI	$2,074	$1,759

Variable rate on interest rate swap		N/A	0.96%

Fixed rate on interest rate swap		N/A	3.47%
(1) The items previously disclosed for businesses the Company has designated as a discontinued operation or held for sale are disclosed in (4) Dispositions, Assets Held for Sale and Discontinued Operations.

The following table presents the pretax impact of the cash flow hedging derivative instruments on the consolidated financial statements for the following periods:

	Year Ended December 31,
	2017	2016	2015
Gains (losses) recognized in AOCI on the derivative-effective portion	$282	$2,210	$(326)

(Gains) losses reclassified from AOCI into income-effective portion	$184	$121	$274

Gains (losses) recognized in income on the derivative-ineffective portion	$—	$240	$—

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share data)

(11) Assets and Liabilities of Consolidated CLOs

The CLOs are considered variable interest entities (VIE) and the Company consolidates entities when it is determined to be the primary beneficiary under current VIE accounting guidance.

During 2017 the Company exited all consolidated CLOs. See (4) Dispositions, Assets Held for Sale and Discontinued Operations .
The table below represents the assets and liabilities of the consolidated CLOs that are included in the Company’s consolidated balance sheets as of the dates indicated:

	As of December 31,
	2017	2016
Assets:
Cash and cash equivalents	$—	$45,589
Loans, at fair value (1)	—	928,240
Other assets	—	15,666
Total assets of consolidated CLOs	$—	$989,495
Liabilities:
Debt	$—	$912,034
Other liabilities and accrued expenses	—	19,935
Total liabilities of consolidated CLOs	$—	$931,969

Net	$—	$57,526

(1)	The unpaid principal balance for these loans is $952,225 and the difference between their fair value and UPB is $23,985 at December 31, 2016.

The Company’s beneficial interests and maximum exposure to loss related to the consolidated CLOs are limited to (i) ownership in the subordinated notes and related participations in subordinated management fees of the CLOs and (ii) accrued management fees. Although these beneficial interests are eliminated upon consolidation, the application of the measurement alternative results in the net amount of the CLOs shown above to be equivalent to the beneficial interests retained by the Company as illustrated in the below table:

Beneficial interests:	As of December 31,
	2017	2016
Subordinated notes and related participations in subordinated management fees	$—	$56,820
Accrued management fees	—	706
Total beneficial interests	$—	$57,526

The following table represents revenue and expenses of the consolidated CLOs included in the Company’s consolidated statements of operations for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
Income:
Net realized and unrealized gains (losses)	$2,364	$1,865	$(27,569)
Interest income	22,539	51,712	51,182
Total income	24,903	53,577	$23,613
Expenses:
Interest expense	13,386	31,033	$29,143
Other expense	1,060	2,290	1,359
Total expense	14,446	33,323	30,502
Net income (loss) attributable to consolidated CLOs	$10,457	$20,254	$(6,889)

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share data)

As summarized in the table below, the application of the measurement alternative results in the consolidated net income summarized above to be equivalent to the Company’s own economic interests in the CLOs which are eliminated upon consolidation:

Economic interests:	Year Ended December 31,
	2017	2016	2015
Distributions received	$5,757	$14,825	$14,676
Realized and unrealized gains (losses) on subordinated notes held by the Company, net	3,559	2,510	(25,696)
Total	9,316	17,335	(11,020)
Management fee income	1,141	2,919	4,131
Total economic interests	$10,457	$20,254	$(6,889)

(12) Debt, net

The following table summarizes the balance of the Company’s debt obligations, net of discounts and deferred financing costs, excluding notes payable of consolidated CLOs (See Note—(11) Assets and Liabilities of Consolidated CLOs).

			Maximum borrowing capacity as of	As of December 31,
Debt Type	Stated maturity date	Stated interest rate or range of rates	December 31, 2017	2017	2016
Corporate debt
Secured corporate credit agreements	September 2018 - December 2018	LIBOR + 1.00% to 6.50%	$155,000	$28,500	$164,000
Junior subordinated notes	October 2057	8.50%	125,000	125,000	—
Preferred trust securities	June 2037	LIBOR + 4.10%	35,000	35,000	35,000
Total corporate debt				188,500	199,000
Asset based debt (1)
Asset based revolving financing (2) (3)	September 2018 - August 2022	LIBOR + 2.25% to 5.75%	215,000	118,794	250,557
Residential mortgage warehouse borrowings (4)	March 2018 - August 2018	LIBOR + 2.50% to 3.25%	76,000	48,810	101,402
Total asset based debt				167,604	351,959
Subordinated debt				—	8,500
Preferred notes payable				—	1,232
Total debt, face value				356,104	560,691
Unamortized discount, net				(191)	(435)
Unamortized deferred financing costs				(9,832)	(5,386)
Total debt, net				$346,081	$554,870

(1) The items previously disclosed for businesses the Company has designated as a discontinued operation or held for sale are disclosed in (4) Dispositions, Assets Held for Sale and Discontinued Operations.
(2) Asset based revolving financing is generally recourse only to specific assets and related cash flows.
(3) The weighted average coupon rate for asset based revolving financing was 4.17% and 3.53% at December 31, 2017 and December 31, 2016, respectively.
(4) The weighted average coupon rate for residential mortgage warehouse borrowings was 4.27% and 3.51% at December 31, 2017 and December 31, 2016, respectively.

The table below presents the amount of interest expense the Company incurred on its debt for the following periods:

	Year Ended December 31,
	2017	2016	2015
Interest expense on debt	$25,597	$20,913	$17,132

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share data)

The following table presents the future maturities of the unpaid principal balance on the Company’s debt as of:

December 31, 2017
2018	$94,676
2019	—
2020	—
2021	—
2022	101,428
Thereafter	160,000
Total	$356,104

The following narrative is a summary of certain of the terms of our debt agreements for the years ended December 31, 2017 and December 31, 2016:
Corporate Debt
Secured Corporate Credit Agreements
On June 24, 2016, the Company entered into a Fourth Amendment to the Credit Agreement entered into on September 18, 2013. The Fourth Amendment provides for additional term loans in an aggregate principal amount of $15,000 and provides the ability to prepay loans under the Credit Agreement, subject to payment of a make-whole premium until the one year anniversary of the Fourth Amendment. The obligations under the Credit Agreement are secured by liens on substantially all of the otherwise unencumbered assets of the Company. The principal amount of the loan is to be repaid in quarterly installments, the amount of which may be adjusted based on the net leverage ratio (as defined in the Credit Agreement) at the end of each fiscal quarter. The Credit Agreement is subject to a LIBOR floor of 1.25% and matures on September 22, 2018. Borrowings may not be reborrowed after principal payments are made. As of December 31, 2017 and 2016, the maximum borrowing capacity under the agreement was $125,000 and the outstanding balance was $28,500 and $58,500, respectively.

On December 4, 2014, a subsidiary in our specialty insurance business and its subsidiaries entered into an amended and restated $140,000 secured credit agreement which is secured by liens on substantially all of the assets of the specialty insurance business. A portion of the proceeds from the Junior Subordinated Notes issued on October 16, 2017 were used to repay this credit facility, which was terminated thereafter.

On December 21, 2017, a subsidiary in our specialty insurance business entered into a $30,000 revolving line of credit which bears interest at a rate equal to the 30-day LIBOR rate plus 1.00%. The facility is secured by substantially all the assets of the subsidiary and matures on December 20, 2018.  It contains terms and conditions typical for a transaction of this type, such as maximum debt incurrence and restricted payments. As of December 31, 2017 the outstanding amount borrowed was $0.

Junior Subordinated Notes
On October 16, 2017, a subsidiary in our specialty insurance business issued $125,000 of 8.50% Fixed Rate Resetting Junior Subordinated Notes due October 2057. Substantially all of the net proceeds were used to repay the existing secured credit agreement, which was terminated thereafter. The notes are unsecured obligations of the subsidiary and rank in right of payment and upon liquidation, junior to all of the subsidiaries current and future senior indebtedness. The notes are not obligations of or guaranteed by any subsidiaries of the subsidiary, or any other Tiptree entities. So long as no event of default has occurred and is continuing, all or part of the interest payments on the notes can be deferred on one or more occasions for up to five consecutive years per deferral period. This credit agreement contains customary Financial covenants that require, among other items, maximum leverage and limitations on restricted payments under certain circumstances.

Preferred Trust Securities
A subsidiary in our specialty insurance business has $35,000 of preferred trust securities due June 15, 2037. Interest is payable quarterly. The Company may redeem the preferred trust securities, in whole or in part, at a price equal to the full outstanding principal amount of such preferred trust securities outstanding plus accrued and unpaid interest.

Asset Based Debt

Asset Backed Revolving Financing

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share data)

The Company has financed purchases of certain investments in corporate loans with asset-based leverage. These investments are held in our specialty insurance business. Such borrowings are generally recourse only to the specific investments. Repayment is based upon a specific maturity date of August 28, 2022 with a maximum borrowings of $150,000. As of December 31, 2017 and 2016, a total of $101,428 and $121,172, respectively, was outstanding under the financing agreement.

The Company has financed purchases of NPLs with asset-based leverage. These investments are held in our specialty insurance business. Such borrowings are generally recourse only to the specific investments. Repayment is based upon the earlier of September, 2018 or an amount of approximately 120% of the cash realization events plus an amount dependent on the balance of the interest reserve account, for a maximum borrowing of $40,000. As of December 31, 2017 and 2016, a total of $11,917 and $27,934, respectively, was outstanding under the financing agreement. The loan is subject to a LIBOR floor of 0.40%.

In addition, our former commercial lending subsidiary had outstanding borrowings which were recourse to the loan portfolio. Total outstanding borrowings under such facility totaled approximately $93,627 as of December 31, 2016. The loan was subject to a LIBOR floor of 0.50%. The Company sold this subsidiary on October 1, 2017.

An asset backed revolving borrowing in our specialty insurance premium finance business with a maximum borrowing capacity of $15,000 matured in April 2017. A new borrowing maturing in April 2019 with an interest rate of LIBOR plus 2.60% and a maximum borrowing capacity of $25,000 was used to pay off the matured borrowing.

Residential Mortgage Warehouse Borrowings
The Company, through a subsidiary in its mortgage business has three warehouse borrowings with a total borrowing capacity at December 31, 2017 of $76,000. Such warehouse facilities are recourse to the assets of the subsidiary and are secured by liens on cash escrow and the loans held for sale in the warehouse. These credit agreements contain customary financial covenants that require, among other items, minimum amounts of tangible net worth, profitability, maximum indebtedness ratios, and minimum liquid assets. As of December 31, 2017 and 2016, a total of $48,810 and $48,659, respectively, was outstanding under such financing agreements.

Luxury has three warehouse borrowings with a total borrowing capacity at December 31, 2017 of $95,000. As of December 31, 2017 and 2016, a total of $53,835 and $52,743, respectively, was outstanding under such financing agreements. At December 31, 2017 the debt for this subsidiary was included within liabilities held for sale.

As of December 31, 2017, the Company is in compliance with the representations and covenants for outstanding borrowings or has obtained waivers for any events of non-compliance.

(13) Fair Value of Financial Instruments

The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs to the extent possible to measure a financial instrument’s fair value. Observable inputs reflect the assumptions market participants would use in pricing an asset or liability, and are affected by the type of product, whether the product is traded on an active exchange or in the secondary market, as well as current market conditions. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Fair value is estimated by applying the hierarchy discussed in Note—(2) Summary of Significant Accounting Policies which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized within Level 3 of the fair value hierarchy.

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
December 31, 2017
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

NPLs that have become REOs were measured at fair value on a non-recurring basis during the year ended December 31, 2017 and the year ended December 31, 2016. The carrying value of REOs at December 31, 2017 and December 31, 2016 was $16,056 and $13,366, respectively. Upon conversion to REO, the fair value is estimated using broker price opinion (BPO). BPOs are subject to judgments of a particular broker formed by visiting a property, assessing general home values in an area, reviewing

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share data)

comparable listings, and reviewing comparable completed sales. These judgments may vary among brokers and may fluctuate over time based on housing market activities and the influx of additional comparable listings and sales. REO is included in other investments. Subsequent to conversion, REOs are carried at lower of cost or market.

Derivative Assets and Liabilities

Derivatives are comprised of credit default swaps (CDS), index credit default swaps (CDX), interest rate lock commitments (IRLC), to be announced mortgage backed securities (TBA) and interest rate swaps (IRS). The fair value of these instruments is based upon valuation pricing models, which represent the amount the Company would expect to receive or pay at the balance sheet date to exit the position. Prior to final settlement in December 2017, the fair value of CDSs and CDXs were based on dealer quotes. Because significant inputs, other than unadjusted quoted prices in active markets are used to determine the dealer quotes, such as price volatility, the Company classified them as Level 2 in the fair value hierarchy. The fair value of IRS is based upon either valuation pricing models, which represent the amount the Company would expect to pay at the balance sheet date if the contracts were exited, or by obtaining broker or counterparty quotes. Because there are observable inputs used to arrive at these prices, the Company has classified IRS within Level 2 of the fair value hierarchy. Our mortgage origination subsidiaries issue IRLCs to its customers, which are carried at estimated fair value on the Company’s consolidated balance sheet. The estimated fair values of these commitments are generally calculated by reference to the value of the underlying loan associated with the IRLC net of costs to produce and an expected fall out assumption. The fair values of these commitments generally result in a Level 3 classification. Our mortgage origination subsidiaries manage their exposure by entering into forward delivery commitments with loan investors. For loans not locked with investors under a forward delivery commitment, the Company enters into hedge instruments, primarily TBAs, to protect against movements in interest rates. The fair values of TBA mortgage backed securities and forward delivery contracts generally result in a Level 2 classification.

The following tables present the Company’s fair value hierarchies for financial assets and liabilities, including the balances associated with the consolidated CLOs, measured on a recurring basis:

	As of December 31, 2017
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value
Assets:
Available for sale securities, at fair value:
Equity securities	$541	$—	$47	$588
U.S. Treasury securities and obligations of U.S. government authorities and agencies	—	47,945	—	47,945
Obligations of state and political subdivisions	—	46,981	—	46,981
Obligations of foreign governments	—	570	—	570
Certificates of deposit	896	—	—	896
Asset backed securities	—	23,493	—	23,493
Corporate securities	—	61,975	—	61,975
Total available for sale securities	1,437	180,964	47	182,448

Loans, at fair value:
Corporate loans	—	40,925	116,736	157,661
Mortgage loans held for sale	—	62,846	—	62,846
Non-performing loans	—	—	37,666	37,666
Total loans, at fair value	—	103,771	154,402	258,173

Equity securities, trading, at fair value	25,536	—	—	25,536

Other investments:
Derivative assets:
Forward delivery contracts	—	30	—	30
Interest rate lock commitments	—	—	4,808	4,808
TBA mortgage backed securities	—	175	—	175
Total derivative assets	—	205	4,808	5,013
CLOs	—	—	3,409	3,409
Debentures	—	4,163	—	4,163
Total other investments, at fair value	—	4,368	8,217	12,585

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share data)

	As of December 31, 2017
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value
Total	$26,973	$289,103	$162,666	$478,742

Liabilities:
Derivative liabilities:
TBA mortgage backed securities	$—	$117	$—	$117
Total derivative liabilities (included in other liabilities and accrued expenses)	—	117	—	117
Contingent consideration payable	—	—	—	—
Total	$—	$117	$—	$117

	As of December 31, 2016
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value
Assets:
Available for sale securities, at fair value:
Equity securities	$736	$—	$48	$784
U.S. Treasury securities and obligations of U.S. government authorities and agencies	—	26,799	—	26,799
Obligations of state and political subdivisions	—	56,934	—	56,934
Obligations of foreign governments	—	728	—	728
Certificates of deposit	895	—	—	895
Asset backed securities	—	1,460	—	1,460
Corporate bonds	—	58,571	—	58,571
Total available for sale securities, at fair value	1,631	144,492	48	146,171

Loans, at fair value:
Corporate loans	—	46,352	129,206	175,558
Mortgage loans held for sale (1)	—	121,439	—	121,439
Non-performing loans	—	—	74,923	74,923
Other loans receivable	—	—	1,169	1,169
Total loans, at fair value	—	167,791	205,298	373,089

Equity securities, trading, at fair value	48,612	—	—	48,612

Other investments:
Derivative assets:
Interest rate lock commitments	—	—	4,872	4,872
TBA mortgage backed securities	—	1,678	—	1,678
Credit derivatives	—	12,598	—	12,598
Total derivative assets	—	14,276	4,872	19,148
CLOs	—	—	974	974
Debentures	—	3,957	—	3,957
Total other investments, at fair value	—	18,233	5,846	24,079

Total financial instruments attributable to non-CLOs included in consolidated assets	50,243	330,516	211,192	591,951

Financial instruments included in assets of consolidated CLOs:
Loans, at fair value	—	342,370	585,870	928,240
Total financial instruments included in assets of consolidated CLOs	—	342,370	585,870	928,240
Total	$50,243	$672,886	$797,062	$1,520,191

Liabilities:
Derivative liabilities:
Interest rate swaps (1)	$—	$397	$—	$397

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share data)

	As of December 31, 2016
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value
Forward delivery contracts	—	84	—	84
TBA mortgage backed securities	—	269	—	269
Foreign currency forward contracts	—	3	—	3
Total derivative liabilities (included in other liabilities and accrued expenses)	—	753	—	753
Contingent consideration payable	—	—	1,852	1,852
Preferred notes payable	—	—	1,232	1,232
Total financial instruments attributable to Non-CLOs included in consolidated liabilities	—	753	3,084	3,837

Financial instruments included in liabilities of consolidated CLOs:
Notes payable of CLOs	—	—	912,034	912,034
Total financial instruments included in liabilities of consolidated CLOs	—	—	912,034	912,034

Total	$—	$753	$915,118	$915,871
(1) The items previously disclosed for businesses the Company has designated as a discontinued operation or held for sale are disclosed in (4) Dispositions, Assets Held for Sale and Discontinued Operations.
The following table represents additional information about assets that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value for the following periods:

	Year Ended December 31,
	2017		2016 (3)
	Non-CLO assets	CLO assets	Non-CLO assets	CLO assets
Balance at January 1,	$211,192	$585,870	$239,944	$520,892
Net realized gains (losses)	8,835	(1,668)	5,440	159
Net unrealized gains (losses)	923	89	5,334	25,994
Origination of IRLC	73,554	—	53,083	—
Purchases	64,718	76,123	147,920	222,218
Sales (1)	(102,725)	(193,205)	(76,196)	(154,524)
Issuances	683	675	2,179	2,074
Transfer into Level 3 (2)	—	17,601	23,184	7,619
Transfer adjustments (out of) Level 3 (2)	(9,089)	(23,427)	(18,872)	(142,660)
Deconsolidation of CLOs due to sale	2,817	(462,058)	—	—
Conversion to real estate owned	(15,033)	—	(15,132)	—
Conversion to mortgage held for sale	(72,519)	—	(51,594)	—
Warehouse transfer to CLO	—	—	(104,098)	104,098
Transfer to assets held for sale	(690)	—	—	—
Balance at December 31,	$162,666	$—	$211,192	$585,870

Changes in unrealized gains (losses) included in earnings related to assets still held at period end	$3,809	$—	$3,597	$16,276

(1)	Included within the CLO assets amount are sales related to the liquidation of a consolidated CLO during the year ended December 31, 2017.

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
December 31, 2017
(in thousands, except share data)

The following table represents additional information about liabilities that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value for the following periods:

	Year Ended December 31,
	2017		2016
	Non-CLO liabilities	CLO liabilities	Non-CLO liabilities	CLO liabilities
Balance at January 1,	$3,084	$912,034	$2,498	$683,827
Net unrealized (gains) losses	—	(1,377)	(314)	25,823
Issuances	—	—	—	225,000
Settlements (1)	(4,838)	(155,194)	(377)	—
Dispositions	—	(49,011)	—	(22,616)
FV adjustment	1,754	—	1,277	—
Deconsolidation of CLOs due to sale	—	(706,452)	—	—
Balance at December 31,	$—	$—	$3,084	$912,034

Changes in unrealized (gains) losses included in earnings related to liabilities still held at period end	$—	$—	$(314)	$53,880

(1)	Included within the CLO liabilities amount are settlements related to the liquidation of a consolidated CLO during the year ended December 31, 2017.

The following is quantitative information about Level 3 significant unobservable inputs used in fair valuation.

	Fair Value as of				Actual or Range (Weighted average)
Assets	December 31, 2017	December 31, 2016	Valuation technique	Unobservable input(s)	December 31, 2017	December 31, 2016
Interest rate lock commitments	$4,808	$4,872	Internal model	Pull through rate	50% - 95%	45% - 95%
NPLs	37,666	74,923	Discounted cash flow	See table below (1)	See table below	See table below
Total	$42,474	$79,795

(1)
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

	As of December 31, 2017			As of December 31, 2016
Unobservable inputs	High	Low	Average(1)	High	Low	Average(1)
Discount rate	30.0%	16.0%	23.5%	30.0%	16.0%	22.9%
Loan resolution time-line (Years)	2.3	0.5	1.3	2.3	0.5	1.2
Value of underlying properties	$1,775	$40	$306	$1,800	$32	$234
Holding costs	22.0%	5.3%	7.6%	24.1%	5.4%	8.3%
Liquidation costs	16.8%	8.4%	9.4%	25.0%	8.5%	9.6%
Note rate	6.0%	3.0%	4.8%	6.0%	3.0%	4.8%
Secondary market transaction prices/UPB	88.5%	75.5%	83.4%	88.5%	75.5%	83.7%

(1)	Weighted based on value of underlying properties (excluding the value of underlying properties line item).

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share data)

	Fair Value as of				Actual or Range (Weighted average)
Liabilities (1)	December 31, 2017	December 31, 2016	Valuation technique	Unobservable input(s)	December 31, 2017	December 31, 2016
Contingent consideration payable - Reliance (2)	$—	$1,800	Cash Flow model (3)	Forecast EBITDA	$1,300 - $6,400	$951 - $6,005
				Book value growth rate	N/A	5.0%
				Asset volatility	N/A	1.4% - 23.7%
Contingent consideration payable - Luxury	—	52	Cash Flow model	Projected cash available for distribution	N/A	$1,059 - $1,316
Preferred notes payable	—	1,232	Cash Flow model	Discount rate	N/A	12.0%
Total	$—	$3,084

(1)
Not included in this table are the debt obligations of consolidated CLOs, measured and leveled on the basis of the fair value of the (more observable) financial assets of the consolidated CLOs. See Note—(11) Assets and Liabilities of Consolidated CLOs.

(2) Settled in Q3 2017 with Class A common shares. See Note—(18) Stockholders’ Equity.
(3) Monte Carlo simulation is run, as needed.

The following table presents the carrying amounts and estimated fair values of financial assets and liabilities that are not recorded at fair value and their respective levels within the fair value hierarchy:

	As of December 31, 2017			As of December 31, 2016
	Level within fair value hierarchy	Fair value	Carrying value	Level within fair value hierarchy	Fair value	Carrying value
Assets:
Notes and accounts receivable, net	2	$12,225	$12,225	2	$24,870	$24,870
Total assets		$12,225	$12,225		$24,870	$24,870

Liabilities:
Debt, net	3	$356,537	$355,913	3	$559,024	$559,024
Total liabilities		$356,537	$355,913		$559,024	$559,024
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

Accounts and Premiums Receivable, net, retrospective commissions receivable and other receivables: The carrying amounts approximate fair value since no interest rate is charged on these short duration assets. Categorized as Level 2 of the fair value hierarchy. See Note—(7) Notes and Accounts Receivable, net.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share data)

Due from Brokers, Dealers, and Trustees and Due to Brokers, Dealers and Trustees: The carrying amounts are included in other assets and other liabilities and accrued expenses and approximate their fair value due to their short‑term nature. Categorized as Level 2 of the fair value hierarchy.

(14) Liability for Unpaid Claims and Claim Adjustment Expenses

The following tables present undiscounted information about incurred and paid claims development as of December 31, 2017, net of reinsurance, as well as cumulative claim frequency and the total of incurred-but-not-reported liabilities plus expected development on reported claims included within the net incurred claims amounts.

This information is presented in the aggregate for all short-duration contracts, due to the commonality of claims characteristics. The tables reflect three years of information because historically over 99% of incurred losses have been paid within three years of the accident period.

The information about incurred and paid claims development for the year ended December 31, 2015 is presented as supplementary information and is unaudited.

Roll forward of Claim Liability

The following table presents the activity in the net liability for unpaid losses and allocated loss adjustment expenses of short-duration contracts for the following periods:

	Year Ended December 31,
	2017	2016
Policy liabilities and unpaid claims balance as of January 1	$103,391	$80,663
Less : liabilities of policy-holder accounts balances, gross	(17,417)	(19,037)
Less : non-insurance warranty benefit claim liabilities	(91)	(116)
Gross liabilities for unpaid losses and loss adjustment expenses	85,883	61,510
Less : reinsurance recoverable on unpaid losses - short duration	(63,112)	(42,341)
Less : other lines, gross	(208)	(163)
Net balance as of January 1, short duration	22,563	19,006

Incurred (short duration) related to:
Current year	103,306	84,178
Prior years	3,347	(1,599)
Total incurred	106,653	82,579

Paid (short duration) related to:
Current year	84,493	62,989
Prior years	22,254	16,033
Total paid	106,747	79,022

Net balance as of December 31, short duration	22,469	22,563
Plus : reinsurance recoverable on unpaid losses - short duration	73,778	63,112
Plus : other lines, gross	224	208
Gross liabilities for unpaid losses and loss adjustment expenses	96,471	85,883
Plus : liabilities of policy-holder accounts balances, gross	15,474	17,417
Plus : non-insurance warranty benefit claim liabilities	58	91
Policy liabilities and unpaid claims balance as of December 31,	$112,003	$103,391

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share data)

The following schedule reconciles the total on short duration contracts per the table above to the amount of total losses incurred as presented in the consolidated statement of operations, excluding the amount for member benefit claims:

	Year Ended December 31,
	2017	2016	2015
Total incurred	$106,653	$82,579	$55,427
Other lines incurred	123	277	296
Unallocated loss adjustment expense	1,763	2,094	845
Total losses incurred	$108,539	$84,950	$56,568
For the year ended December 31, 2017, the Company’s specialty insurance business experienced an increase in prior year case development of $3,347. This included $2,345 in non-standard auto and $1,466 in warranty. This development was partially offset by favorable development in its credit lines of business. The warranty and credit lines of business are primarily in retrospective commission arrangements that cause loss development to minimally impact the operating income of the Company.
For the year ended December 31, 2016, the Company’s specialty insurance business experienced a decrease in prior year case development of $1,599. This decrease was due to the favorable development in credit lines of business. This development was partially offset by increased case development of $1,940 in non-standard auto and $1,436 in warranty. The warranty and credit lines of business are primarily in retrospective commission arrangements that cause loss development to minimally impact the operating income of the Company.
Incurred and Paid Development

The following table presents information about incurred and paid loss development and average claim duration as of December 31, 2017, net of reinsurance, as well as cumulative claim frequency and the total of incurred-but-not-reported liabilities plus expected development on reported claims included within the net incurred claims amounts. The cumulative number of reported claims represents open claims, claims closed with payment, and claims closed without payment. It does not include an estimated count of unreported claims. The number of claims is measured by claim event. The Company considers a claim that does not result in a liability as a claim closed without payment.

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance				As of December 31, 2017
	For the Years Ended December 31,			Total of Incurred-but-Not-Reported Liabilities Plus Expected Development of Reported Claims	Cumulative Number of Reported Claims
Accident Year	2015 (1)	2016	2017
2015	$59,579	$57,470	$57,588	$113	178
2016		84,178	87,290	$1,592	255
2017			103,306	$16,232	247
		Total	$248,184

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2015 (1)	2016	2017
2015	$41,578	$56,445	$57,130
2016		62,989	84,185
2017			84,493
		Total	$225,808
All outstanding liabilities before 2015, net of reinsurance			93
Liabilities for loss and loss adjustment expenses, net of reinsurance			$22,469
(1) - The information presented for 2015 is presented as unaudited supplemental information.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share data)

Duration

The following table presents supplementary information about average historical claims duration as of December 31, 2017 for short-duration contracts:

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3
Short duration	75.4%	25.0%	1.2%
Reconciliation of Reserves to Balance Sheet

The following table presents a reconciliation of net outstanding liabilities for unpaid loss and loss adjustment expenses of short-duration contracts to the balance sheet value of policy liabilities and unpaid claims:

As of December 31,
2017
Net outstanding liabilities:
Short duration	$22,469
Insurance lines other than short-duration	33
Total liabilities for unpaid losses and loss adjustment expenses, net of reinsurance	22,502

Reinsurance recoverable on unpaid losses and loss adjustment expenses:
Short duration	73,778
Other insurance lines	191
Total reinsurance recoverable on unpaid losses and loss adjustment expenses	73,969

Total gross liability for unpaid losses and loss adjustment expenses	96,471
Liabilities of policy-holder accounts balances, gross	15,474
Non-insurance warranty benefit claim liabilities	58
Total policy liabilities and unpaid claims	$112,003
(15) Other Assets

The following table presents the components of other assets as reported in the consolidated balance sheets:

	As of December 31,
	2017	2016
Due from brokers	$261	$2,027
Furniture, fixtures and equipment, net	4,304	5,837
Prepaid expenses	7,297	4,743
Accrued interest receivable	2,248	1,888
Management fee receivable	2,247	4,308
Other fee receivable	—	5,022
Income tax receivable	9,588	4,842
Other	5,639	2,822
Total other assets	$31,584	$31,489
The items previously disclosed for businesses the Company has designated as a discontinued operation or held for sale are disclosed in (4) Dispositions, Assets Held for Sale and Discontinued Operations.

The following table presents the depreciation expense related to furniture, fixtures and equipment for the following periods:

	Year Ended December 31,
	2017	2016	2015
Depreciation expense related to furniture, fixtures and equipment	$2,555	$2,531	2,098

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share data)

(16) Other Liabilities and Accrued Expenses

The following table presents the components of other liabilities and accrued expenses as reported in the consolidated balance sheets:

	As of December 31,
	2017	2016
Accounts payable and accrued expenses	$52,032	$60,777
Deferred tax liabilities, net	22,744	32,296
Due to brokers	8,669	8,457
Commissions payable	14,185	7,466
Accrued interest payable	3,393	1,533
Escrow payable	6,753	1,508
Derivative liabilities, at fair value	117	753
Other liabilities	13,428	11,451
Total other liabilities and accrued expenses	$121,321	$124,241
The items previously disclosed for businesses the Company has designated as a discontinued operation or held for sale are disclosed in (4) Dispositions, Assets Held for Sale and Discontinued Operations.

(17) Other Revenue and Other Expenses

The following table presents the components of other revenue as reported in the consolidated statement of operations, primarily comprised of interest income and loan fee income related to both loans at fair value and loans at amortized costs, net, and management fees from our asset management business:

	Year Ended December 31,
	2017	2016	2015
Interest income	$16,229	$18,809	$12,317
Loan fee income	11,602	13,217	9,373
Management fee income	8,314	9,400	6,524
Gain on sale of subsidiary (1)	1,994	—	—
Other	4,136	1,148	11,186
Total other revenue	$42,275	$42,574	$39,400
The items previously disclosed for businesses the Company has designated as a discontinued operation or held for sale are disclosed in (4) Dispositions, Assets Held for Sale and Discontinued Operations.
(1) This is related to the sale of Siena. See (4) Dispositions, Assets Held for Sale and Discontinued Operations.

The following table presents the components of other expenses as reported in the consolidated statement of operations:

	Year Ended December 31,
	2017	2016	2015
Professional fees	$16,245	$21,923	$20,471
General and administrative	14,800	14,567	12,918
Premium taxes	11,658	8,244	4,468
Mortgage origination expenses	8,822	8,079	3,960
Rent and related	10,379	10,115	9,282
Loss on extinguishment of debt	1,163	—	—
Other	11,372	9,648	8,580
Total other expense	$74,439	$72,576	$59,679
The items previously disclosed for businesses the Company has designated as a discontinued operation or held for sale are disclosed in (4) Dispositions, Assets Held for Sale and Discontinued Operations.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share data)

(18) Stockholders’ Equity

All shares of our Class A common stock have equal rights as to earnings, assets, dividends and voting. Shares of Class B common stock have the same voting rights as the Class A common stock but no economic rights (including no right to receive dividends or other distributions upon liquidation, dissolution or otherwise).

TFP owns a warrant to purchase 652,500 shares of Class A common stock at $11.33 per share which is immediately exercisable and expires on September 30, 2018. Such an exercise would be accounted for as treasury stock held at TFP and would have no impact on the Company’s financial statements.

In connection with the June 30, 2012 internalization of TFP’s management, TFP issued warrants to acquire 750,000 TFP LP units at $23.73 per unit, subject to an anti-dilution provision, which is immediately exercisable and expires on June 30, 2022. As of December 31, 2017 warrant holders had the right to acquire 805,986 TFP LP Units at $21.232 per unit. If the warrant is exercised, an aggregate of 2,255,149 shares of Class A common stock would be issuable upon exchange of the TFP units.

On June 5, 2017, in settlement of an option, TFP delivered 1,510,920 shares of the Company’s Class A common stock to Tricadia (a related party) for total consideration of approximately $8,100. These shares were delivered using shares accounted for as treasury stock.

On June 21, 2017, a subsidiary of the Company purchased 1,000,000 shares of Class A common stock of the Company for aggregate consideration of $7,300. The shares acquired are accounted for as treasury shares and therefore are not outstanding for accounting or voting purposes.

On August 10, 2017, the Company settled a contingent consideration payable related to the acquisition of Reliance in 2015 with 756,046 shares of Class A common stock. These shares were delivered from shares accounted for as treasury stock.

The Company declared cash dividends per share for the following periods presented below:

	Dividends per share for
	Year Ended December 31,
	2017	2016
First Quarter	$0.030	$0.025
Second Quarter	0.030	0.025
Third Quarter	0.030	0.025
Fourth Quarter	0.030	0.025
Total cash dividends declared	$0.120	$0.100

Statutory Reporting and Insurance Company Subsidiaries Dividend Restrictions

The Company's regulated insurance company subsidiaries may pay dividends to our insurance holding company, subject to statutory restrictions. Payments in excess of statutory restrictions (extraordinary dividends) to our insurance holding company are permitted only with prior approval of the insurance department of the applicable state of domicile. The Company eliminated all dividends from its subsidiaries in the consolidated financial statements. The following table presents the dividends paid to our insurance holding company by its regulated insurance company subsidiaries for the following periods:

	Year Ended December 31,
	2017	2016
Ordinary dividends	$—	$3,081
Extraordinary dividends	—	532
Total dividends	$—	$3,613

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share data)

	As of December 31,
	2017	2016
Combined statutory capital and surplus of the Company's insurance company subsidiaries	$105,989	$100,920

Required minimum statutory capital and surplus	$19,200	$17,200

Amount available for ordinary dividends of the Company's insurance company subsidiaries	$10,115	$9,049

At December 31, 2017, the maximum amount of dividends that our regulated insurance company subsidiaries could pay under applicable laws and regulations without regulatory approval was approximately $10,115. The Company may seek regulatory approval to pay dividends in excess of this permitted amount, but there can be no assurance that the Company would receive regulatory approval if sought.

Under the National Association of Insurance Commissioners (NAIC) Risk-Based Capital Act of 1995, a company's Risk-Based Capital (RBC) is calculated by applying certain risk factors to various asset, claim and reserve items. If a company's adjusted surplus falls below calculated RBC thresholds, regulatory intervention or oversight is required. The Company's insurance company subsidiaries' RBC levels, as calculated in accordance with the NAIC’s RBC instructions, exceeded all RBC thresholds as of December 31, 2017.

The following table presents the net income of the Company’s statutory insurance companies for the following periods:

	Year Ended December 31,
	2017	2016	2015
Net income of statutory insurance companies	$9,135	$12,369	$10,805

(19) Accumulated Other Comprehensive Income (Loss)

The following table presents the activity in accumulated other comprehensive income (loss) (AOCI), net of tax, for the following periods:

	Unrealized gains (losses) on			Amount attributable to noncontrolling interests
	Available for sale securities	Interest rate swaps (1)	Total AOCI	TFP	Other	Total AOCI to Tiptree Inc.
Balance at December 31, 2014	$(195)	$146	$(49)	$—	$—	$(49)
Other comprehensive (losses) before reclassifications	(91)	(214)	(305)	—	—	(305)
Amounts reclassified from AOCI	64	179	243	—	—	243
Period change	(27)	(35)	(62)	—	—	(62)
Balance at December 31, 2015	$(222)	$111	$(111)	$—	$—	$(111)
Other comprehensive income (losses) before reclassifications	186	1,552	1,738	(128)	(376)	1,234
Amounts reclassified from AOCI	(664)	96	(568)	—	—	(568)
Period change	(478)	1,648	1,170	(128)	(376)	666
Balance at December 31, 2016	$(700)	$1,759	$1,059	$(128)	$(376)	$555
Other comprehensive income (losses) before reclassifications	522	190	712	(94)	(50)	568
Amounts reclassified from AOCI	(282)	125	(157)	—	—	(157)
Period change	240	315	555	(94)	(50)	411
Balance at December 31, 2017	$(460)	$2,074	$1,614	$(222)	$(426)	$966
(1) Items related to discontinued operations or held for sale have not been removed.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share data)

The following table presents the reclassification adjustments out of AOCI included in net income and the impacted line items on the consolidated statement of operations for the following periods:

	Year Ended December 31,			Affected line item in consolidated statement of operations
Components of AOCI	2017	2016	2015
Unrealized gains (losses) on available for sale securities	$435	$1,026	$(99)	Net realized and unrealized gains (losses)
Related tax (expense) benefit	(153)	(362)	35	Provision for income tax
Net of tax	$282	$664	(64)

Unrealized gains (losses) on interest rate swaps	$(184)	$(121)	(274)	Interest expense
Related tax (expense) benefit	59	25	95	Provision for income tax
Net of tax	$(125)	$(96)	(179)

(20) Stock Based Compensation

Equity Plans

2007 Manager Equity Plan
The Care Investment Trust Inc. Manager Equity Plan (Manager Plan) was adopted in June 2007. On June 6, 2017, all of the 134,629 remaining shares of Class A common stock available for issuance under the Manager Plan was rolled into the 2017 Equity Plan and the Manager Plan was simultaneously terminated.

2013 Omnibus Incentive Plan
The Tiptree 2013 Omnibus Incentive Plan (2013 Equity Plan) was adopted on August 8, 2013. On June 6, 2017, the 7,359 remaining shares of Class A common stock available for issuance under the 2013 Equity Plan was rolled into the 2017 Equity Plan and the 2013 Equity Plan was simultaneously terminated.

2017 Omnibus Incentive Plan
The Company adopted the Tiptree 2017 Omnibus Incentive Plan (2017 Equity Plan) on June 6, 2017, which permits the grant of stock units, stock, and stock options up to a maximum of 6,100,000 shares of Class A common stock. The general purpose of the 2017 Equity Plan is to attract, motivate and retain selected employees and directors for the Company and its subsidiaries, to provide them with incentives and rewards for performance and to better align their interests with the interests of the Company’s stockholders. Unless otherwise extended, the 2017 Equity Plan terminates automatically on June 6, 2027. The table below summarizes changes to the issuances under the Company’s 2013 and 2017 Equity Plan for the periods indicated:

2013 Equity Plan	Number of shares (1)
Available for issuance as of December 31, 2014	1,930,979
Awards issued and granted	(354,978)
Awards forfeited	6,338
Available for issuance as of December 31, 2015	1,582,339
Awards issued and granted	(620,689)
Available for issuance as of December 31, 2016	961,650
Awards granted	(954,291)
Awards rolled into 2017 Equity Plan	(7,359)
Available for issuance as of December 31, 2017	—

2017 Equity Plan	Number of shares (1)
Available for issuance as of December 31, 2016	—
Available from 2017 Equity Plan (1) (2)	6,100,000
Awards granted	(82,988)
Available for issuance as of December 31, 2017	6,017,012
(1) Excludes awards granted under the Company’s subsidiary incentive plans that are exchangeable for Tiptree Class A common stock.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share data)

(2) Includes remaining awards from Manager Plan and 2013 Equity Plan.
Restricted Stock Units (RSUs)
Generally, the Tiptree RSUs vest and become nonforfeitable with respect to one-third of Tiptree shares granted on each of the first, second and third anniversaries of the date of the grant, and expensed using the straight-line method over the requisite service period.
The following table summarizes changes to the issuances of Class A common stock and RSUs under the 2017 Equity Plan for the periods indicated:

	Number of shares issuable	Weighted average grant date fair value
Unvested units as of December 31, 2014	12,126	7.18
Granted	143,599	7.68
Vested	(21,064)	7.51
Forfeited	(6,338)	6.88
Unvested units as of December 31, 2015	128,323	$7.68
Granted	369,452	5.71
Vested	(197,958)	6.13
Unvested units as of December 31, 2016	299,817	$6.27
Granted (1)	466,652	6.60
Vested	(167,587)	6.43
Unvested units as of December 31, 2017	598,882	$6.48
(1) Includes grants of 39,164 shares of Class A common stock to directors.
The Company values RSUs at their grant-date fair value as measured by Tiptree’s common stock price. Included in vested shares for 2017 are 16,716 shares surrendered to pay taxes on behalf of the employees with shares vesting. During the year ended December 31, 2017, the Company granted 427,488 RSUs to employees of the Company. 142,175 shares vest ratably over a period of three years that began in February 2017 and the remaining 285,313 shares will cliff vest in February 2020.

Subsidiary Incentive Plans

Certain of the Company’s subsidiaries have established RSU programs under which they are authorized to issue RSUs or their equivalents, representing equity of such subsidiaries to certain of their employees. Such awards are accounted for as equity. These RSUs are subject to performance-vesting criteria based on the performance of the subsidiary (performance vesting RSUs) and time-vesting subject to continued employment (time vesting RSUs). Following the service period, such vested RSUs may be exchanged at fair market value, at the option of the holder, for Tiptree Class A common stock under the 2017 Equity Plan. The Company has the option, but not the obligation to settle the exchange right in shares or cash.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share data)

The following table summarizes changes to the issuances of subsidiary RSU’s under the subsidiary incentive plans for the periods indicated:

Grant date fair value of equity shares issuable
Unvested balance as of December 31, 2014	$—
Granted	874
Unvested balance as of December 31, 2015	874
Granted	7,339
Vested	(97)
Fair value adjustment	119
Unearned	(146)
Unvested balance as of December 31, 2016	$8,089
Granted	2,669
Vested	(2,436)
Grant value adjustment (1)	(210)
Performance Assumption Adjustment	680
Unearned	—
Unvested balance as of December 31, 2017	$8,792
The vested and unvested balance translates to 2,334,492 shares of Class A common stock if converted as of December 31, 2017.
(1) Due to the approval of the 2017 Equity Plan, the Company changed the classification of the subsidiary RSU’s during the year ended December 31, 2017 from liability to equity awards because the Company expects to settle these awards in stock.
Stock Options

Option awards have been granted to the Executive Committee with an exercise price equal to the fair market value of our common stock on the date of grant. The option awards have a 10-year term and are subject the recipient’s continuous service, a market requirement, and vest one third on each of the third, fourth and fifth anniversary of the grant date. Options granted during the year ended December 31, 2016 contained a market requirement that, at any time during the option term, the 20-day volume weighted average stock price must exceed the December 31, 2015 book value per share. Options granted in 2017 contained a market requirement that, at any time during the option term, the 20-day volume weighted average stock price plus the sum of actual cash dividends paid must exceed the December 31, 2016 as exchanged book value per share. The market requirement may be met any time before the option expires and it only needs to be met once for the option to remain exercisable for the remainder of its term. If the service condition is met, the full amount of the compensation expense will be recognized over the appropriate vesting period whether the market requirement is met or not.

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

The following table presents the assumptions used to estimate the fair values of the stock options granted for the following period:

Valuation Input	Year Ended December 31, 2017
	Assumption	Average
Historical volatility	47.20%	N/A
Risk-free rate	2.44%	N/A
Dividend yield	1.80%	N/A
Expected term (years)		6.5

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share data)

The following table presents the Company's stock option activity for the current period:

	Options outstanding	Weighted average exercise price (in dollars per stock option)	Weighted average grant date value (in dollars per stock option)	Options exercisable
Balance, December 31, 2015	—	$—	$—	—
Granted	251,237	5.69	2.62	—
Balance, December 31, 2016	251,237	$5.69	$2.62	—
Granted	570,627	6.65	2.91	—
Balance, December 31, 2017	821,864	$6.36	$2.82	—

Weighted average remaining contractual term at December 31, 2017 (in years)	8.8

Stock-based Compensation Expense

The following table presents total stock-based compensation expense and the related income tax benefit recognized on the consolidated statements of operations:

	Year Ended December 31,
	2017	2016	2015
Employee compensation and benefits	$6,560	$2,441	$304
Professional fees (1)	—	143	133
Income tax benefit	(2,316)	(912)	(154)
Net stock-based compensation expense	$4,244	$1,672	$283

(1)	Professional fees consist of the value of restricted stock units and options granted to our Executive Chairman providing services to the Company under the TSA. See (21) Related Party Transactions.

Additional information on total non-vested stock-based compensation is as follows:

	As of December 31,
	2017
	Stock options	Restricted stock awards and RSUs
Unrecognized compensation cost related to non-vested awards	$1,643	$7,871
Weighted - average recognition period (in years)	2.9	1.4

(21) Related Party Transactions

On June 30, 2012, TAMCO, TFP and Tricadia Holdings LP (Tricadia) entered into the Transition Services Agreement (TSA) in connection with the internalization of the management of the Company. Pursuant to the TSA, in 2017, Tricadia provides the Company with the services of its Executive Chairman and office space and in 2016, information technology services as well as the 2017 services. Payments to Tricadia for the services of our Executive Chairman are included in employee compensation and benefits.

Payments under the TSA in the year ended December 31, 2017, 2016 and 2015 were not material.

See Note 18—Stockholder’s Equity for information on the settlement of an option with a related party.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share data)

(22) Income Taxes

The Company’s provision (benefit) for income taxes is reflected as a component of income (loss) from continuing and discontinued operations and consists of the following:

	Year Ended December 31,
	2017	2016	2015
Current tax expense (benefit):
Federal	$(1,559)	$6,268	$20,008
State	246	455	2,350
Total current tax expense (benefit)	(1,313)	6,723	22,358

Deferred tax expense (benefit):
Federal	(13,755)	6,736	(21,633)
State	2,506	(944)	(1,478)
Total deferred tax (benefit)	(11,249)	5,792	(23,111)
Total income tax expense (benefit) from continuing operations	$(12,562)	$12,515	$(753)

Income tax (benefit) from discontinued operations	(2,224)	(1,537)	17,527
Total tax expense (benefit)	$(14,786)	$10,978	$16,774

The Company accounts for its income taxes receivable or payable on a gross basis with offsetting permitted for balances booked by a filing entity in a single jurisdictional basis. The Company’s income taxes receivable as of December 31, 2017 of $9,588 is offset with an income tax payable balance of $1,142, resulting in a consolidated net receivable of $8,446. The Company’s income taxes receivable as of December 31, 2016 were $4,842 offset with an income tax payable balance of $1,617 resulting in a consolidated net receivable of $3,225.

The Company’s primary tax jurisdiction is the United States, which currently has a statutory income tax rate equal to 35%. On December 22, 2017, the U.S. government enacted Public Law no. 115-97, commonly referred to as the Tax Cuts and Jobs Act (Tax Act), which, among other things, reduces the federal income tax rate from 35% to 21% effective January 1, 2018, and requires mandatory deemed repatriation of foreign earnings. As a result of the Tax Act, we re-measured our net deferred tax liabilities and recognized a net tax benefit of $15,238. We estimate that our 2018 consolidated effective tax rate will be between 24% and 26%. We do not expect a significant near-term impact on cash paid for taxes, nor any impact from the mandatory deemed repatriation, as the Company does not have significant foreign operations.

The Company also operates in several state jurisdictions that have an average combined statutory rate equal to approximately 6.0%. Both the U.S. federal rate and the state statutory rates are before the consideration of rate reconciling items. A reconciliation of the expected federal income tax expense on income from continuing operations using the 35% federal statutory income tax rate to the actual income tax expense and resulting effective income tax rate is as follows for the periods indicated below:

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share data)

	Year Ended December 31,
	2017	2016	2015
Income (loss) before income taxes from continuing operations	$(3,330)	$49,140	$(2,904)
Federal statutory income tax rate	35.0%	35.0%	35.0%
Expected federal income tax expense at 35%	(1,166)	17,199	(1,016)
Effect of change in U.S. federal tax rate effective 2018	(15,238)	—	—
Effect of Reliance contingent liability valuation	1,018	446	(637)
Effect of state income tax expense, net of federal benefit	219	(18)	(48)
Effect of permanent differences	(144)	228	58
Effect of changes in valuation allowance	2,314	(641)	(1,142)
Effect of change in tax status	—	(4,044)	—
Effect of deferred true-ups	(5)	118	(897)
Effect of income (loss) allocated to non-controlling interests	(400)	(380)	2,331
Effect of return-to-accrual and other items	840	(393)	598
Tax (benefit) on income from continuing operations	$(12,562)	$12,515	$(753)

Effective tax rate	377.2%	25.5%	25.9%

For the year ended December 31, 2017, the Company’s effective tax rate on income from continuing operations was equal to 377.2%, which does not bear a customary relationship to statutory income tax rates. The effective tax rate for the year ended December 31, 2017 is higher than the U.S. statutory income tax rate of 35.0% primarily due to the $15,238 discrete tax benefit of the U.S. federal tax law change and resulting revaluation of the net deferred tax liability, partially offset by an increase in the valuation allowance on certain deferred tax assets and the impact of the Reliance contingent liability revaluation.

For the year ended December 31, 2016, the Company’s effective tax rate on income from continuing operations was equal to 25.5%, which does not bear a customary relationship to statutory income tax rates. The effective tax rate for the year ended December 31, 2016 is lower than the U.S. statutory income tax rate of 35.0% primarily due to $4,044 of discrete tax benefits for the period, primarily related to the tax restructuring that resulted in a consolidated corporate tax group effective January 1, 2016.

For the year ended December 31, 2015, the Company’s effective tax rate on income from continuing operations was equal to 25.9%, which does not bear a customary relationship to statutory income tax rates. The effective tax rate for the year ended December 31, 2015 is lower than the U.S. statutory income tax rate of 35.0%, primarily due to taxable losses allocated to non-controlling interests, offset by a decrease in the valuation allowance on certain deferred tax assets, state tax benefits, and other permanent items.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share data)

The table below presents the components of the Company’s net deferred tax assets and liabilities as of the respective balance sheet dates:

	As of December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$20,018	$22,741
Unrealized losses	4,647	8,513
Accrued expenses	3,059	6,790
Unearned premiums	11,300	15,326
Deferred revenue	4,682	5,899
Other deferred tax assets	2,007	3,669
Total deferred tax assets	45,713	62,938
Less: Valuation allowance	(4,303)	(1,991)
Total net deferred tax assets	41,410	60,947

Deferred tax liabilities:
Property	6,504	5,845
Unrealized gains	4,700	10,855
Other deferred tax liabilities	769	363
Deferred acquisition cost	32,423	46,425
Advanced commissions	14,265	16,438
Intangibles	5,493	13,317
Total deferred tax liabilities	64,154	93,243
Net deferred tax liability	$22,744	$32,296

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

As of December 31, 2017, the Company had total U. S. Federal net operating loss carryforwards (NOLs) of $65.8 million arising from continuing operations. The following table presents the U.S. Federal NOLs by tax year of expiration:

December 31, 2017
Tax Year of Expiration
2026	$86
2027	568
2028	246
2029	286
2030	149
2031	150
2032	189
2033	182
2034	1,893
2035	1,629
2036	47,537
2037	12,889
Total	$65,804
In addition to the U.S. Federal NOL, Tiptree and its subsidiaries have NOLs in various state jurisdictions totaling $6.2 million. Valuation allowances have been established for net operating loss carryforwards and other deferred tax assets generated by Luxury, and certain state NOLs of $3,764, since management has concluded it is more likely than not they will expire unutilized based on existing positive and negative evidence. Management believes it is more likely than not the remaining NOLs and deferred tax assets will be utilized prior to their expiration dates. As a result of this assessment, as of December 31, 2017, the total consolidated valuation allowance for Tiptree was $4,303. As of December 31, 2016, the consolidated valuation allowance

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share data)

for Tiptree was $1,991. In 2017, the Company recorded a net increase in its valuation allowances equal to $2,312, compared with an increase in its valuation allowance of $1,026 in 2016.

As of December 31, 2017, the Company had no material unrecognized tax benefits or accrued interest and penalties. This is consistent with the tax years ending December 31, 2016 and December 31, 2015 as well. Federal tax years 2014 through 2017 were open for examination as of December 31, 2017.

(23) Commitments and Contingencies

Contractual Obligations

The table below summarizes the Company’s contractual obligations by period that payments are due:

	As of December 31, 2017
	Less than one year	1-3 years	3-5 years	More than 5 years	Total
Operating lease obligations (1)	$4,599	$15,043	$8,861	$11,342	$39,845
Total	$4,599	$15,043	$8,861	$11,342	$39,845

(1)	Minimum rental obligations for Tiptree, Luxury, Reliance and Fortegra office leases.

The following table presents rent expense for the Company’s office leases recorded on the consolidated statements of operations:

	Year Ended December 31,
	2017	2016	2015
Rent expense for office leases	$6,816	$6,322	$5,721

In August 2017, Tiptree entered into a lease for office space. The terms of the lease are $2,322 per annum for five years starting on the one year anniversary of the commencement date. Upon the six year anniversary of the commencement date, the lease escalates to $2,520 per annum for five years. The expected commencement date is July 1, 2018.
Litigation
The Company is a defendant in Mullins v. Southern Financial Life Insurance Co., which was filed in February 2006, in the Pike Circuit Court, in the Commonwealth of Kentucky. A class was certified in June 2010. At issue is the duration or term of coverage under certain disability and life credit insurance policies. The action alleges violations of the Consumer Protection Act and certain insurance statutes, as well as common law fraud and seeks compensatory and punitive damages, attorney fees and interest. To date, the court has not awarded sanctions in connection with Plaintiffs’ April 2012 Motion for Sanctions. In January 2015, the trial court issued an Order denying the Company’s motion to decertify the class, which was upheld on appeal. Following a February 2017 hearing, the court denied the Company’s Motion for Summary Judgment as to certain disability insurance policies. In January 2018, the court vacated its November 2017 order granting Company’s Motion for Summary Judgment as to the life certificates at issue with leave to refile. No trial or additional hearings are currently scheduled.

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

The Company and its subsidiaries are parties to other legal proceedings in the ordinary course of business. Although the Company’s legal and financial liability with respect to such proceedings cannot be estimated with certainty, the Company does not believe that these proceedings, either individually or in the aggregate, are likely to have a material adverse effect on the Company’s financial position.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share data)

(24) Earnings Per Share

The Company calculates basic net income per Class A common share based on the weighted average number of Class A common shares outstanding (inclusive of vested restricted share units). The unvested restricted share units have the non-forfeitable right to participate in dividends declared and paid on the Company’s common stock on an as vested basis and are therefore considered a participating security. The Company calculates basic earnings per share using the “two-class” method, and for the year ended December 31, 2017 and December 31, 2016, the income available to common stockholders was allocated to the unvested restricted stock units.

Diluted net income per Class A common shares for the period includes the effect of potential equity of subsidiaries as well as potential Class A common stock, if dilutive. For the year ended December 31, 2015 the assumed exercise of all dilutive instruments were anti-dilutive, and therefore, were not included in the diluted net income per Class A common share calculation.

The following table presents a reconciliation of basic and diluted net income per common share for the following periods:

	Year Ended December 31,
	2017	2016	2015
Net income (loss) from continuing operations	$9,232	$36,625	$(2,151)
Less:
Net income (loss) attributable to non-controlling interests	2,603	8,370	(1,715)
Net income allocated to participating securities	123	252	—
Net income (loss) from continuing operations attributable to Tiptree Inc. Class A common shares	6,506	28,003	(436)

Net income (loss) from discontinued operations	(3,998)	(4,287)	10,953
Less:
Net income (loss) from discontinued operations attributable to non-controlling interests	(973)	(1,352)	4,738
Net income allocated to participating securities	(56)	(28)	—
Net income (loss) from discontinued operations attributable to Tiptree Inc. Class A common shares	(2,969)	(2,907)	6,215
Net income (loss) attributable to Tiptree Inc. Class A common shares - basic	$3,537	$25,096	$5,779
Effect of Dilutive Securities:
Securities of subsidiaries	(128)	(279)	—
Adjustments to income relating to exchangeable interests, net of tax	736	—	—
Net income (loss) attributable to Tiptree Inc. Class A common shares - diluted	$4,145	$24,817	$5,779

Weighted average number of shares of Tiptree Inc. Class A common stock outstanding - basic	29,134,190	31,721,449	33,202,681
Weighted average number of incremental shares of Tiptree Inc. Class A common stock issuable from exchangeable interests and contingent considerations	8,172,442	45,225	—
Weighted average number of shares of Tiptree Inc. Class A common stock outstanding - diluted	37,306,632	31,766,674	33,202,681

Basic:
Net income (loss) from continuing operations	$0.22	$0.88	$(0.01)
Net income (loss) from discontinued operations	(0.10)	(0.09)	0.18
Net income (loss) attributable to Tiptree Inc. Class A common shares	$0.12	$0.79	$0.17

Diluted:
Net income (loss) from continuing operations	$0.21	$0.86	$(0.01)
Net income (loss) from discontinued operations	(0.10)	(0.08)	0.18
Net income (loss) attributable to Tiptree Inc. Class A common shares	$0.11	$0.78	$0.17

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share data)

(25) Summarized Quarterly Information (Unaudited)

	2017 (1)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$146,189	$139,245	$144,936	$151,428
Total expenses	146,066	147,045	151,414	151,060
Total other income	3,915	2,895	2,583	1,064
Income (loss) before taxes from continuing operations	4,038	(4,905)	(3,895)	1,432
Less: provision (benefit) for income taxes	1,568	(1,305)	(1,541)	(11,284)
Net income (loss) from continuing operations	2,470	(3,600)	(2,354)	12,716

Income (loss) before taxes from discontinued operations	(1,530)	(2,294)	(1,535)	(863)
Less: Provision (benefit) for income taxes	(402)	(570)	(511)	(741)
Net income (loss) from discontinued operations	(1,128)	(1,724)	(1,024)	(122)

Net income (loss) before non-controlling interests	1,342	(5,324)	(3,378)	12,594
Less: net income (loss) attributable to non-controlling interests	242	(881)	(264)	2,533
Net income (loss) attributable to Tiptree Inc. Class A common stockholders	$1,100	$(4,443)	$(3,114)	$10,061

Net (loss) income per Class A common share:
Basic, continuing operations, net	$0.07	$(0.11)	$(0.08)	$0.34
Basic, discontinued operations, net	(0.03)	(0.04)	(0.03)	(0.01)
Basic earnings per share	$0.04	$(0.15)	$(0.11)	$0.33

Diluted, continuing operations, net	$0.06	$(0.11)	$(0.08)	$0.32
Diluted, discontinued operations, net	(0.03)	(0.04)	(0.03)	(0.01)
Diluted earnings per share	$0.03	$(0.15)	$(0.11)	$0.31

Weighted average number of Class A common shares:
Basic	28,424,824	28,832,975	29,455,462	29,804,802
Diluted	36,749,956	28,832,975	29,455,462	37,853,831
(1) Certain previously reported amounts have been recasted to reflect the impact of discontinued operations.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share data)

	2016 (1)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$116,848	$117,542	$116,465	$155,568
Total expenses	109,119	110,253	108,474	149,691
Total other income	1,105	4,912	4,032	10,205
Income (loss) before taxes from continuing operations	8,834	12,201	12,023	16,082
Less: provision (benefit) for income taxes	(1,301)	3,921	3,532	6,363
Net income (loss) from continuing operations	10,135	8,280	8,491	9,719

Income (loss) before taxes from discontinued operations	(3,859)	(1,155)	(473)	(337)
Less: Provision (benefit) for income taxes	(1,138)	104	180	(683)
Net income (loss) from discontinued operations	(2,721)	(1,259)	(653)	346

Net income (loss) before non-controlling interests	7,414	7,021	7,838	10,065
Less: net income (loss) attributable to non-controlling interests	1,859	888	1,933	2,338
Net income (loss) attributable to Tiptree Inc. Class A common stockholders	$5,555	$6,133	$5,905	$7,727

Net (loss) income per Class A common share:
Basic, continuing operations, net	$0.21	$0.20	$0.22	$0.26
Basic, discontinued operations, net	(0.05)	(0.02)	(0.02)	0.01
Basic earnings per share	$0.16	$0.18	$0.20	$0.27

Diluted, continuing operations, net	$0.20	$0.20	$0.21	$0.24
Diluted, discontinued operations, net	(0.04)	(0.03)	(0.02)	0.01
Diluted earnings per share	$0.16	$0.17	$0.19	$0.25

Weighted average number of Class A common shares:
Basic	34,976,485	34,456,096	29,143,470	28,374,850
Diluted	35,084,505	34,528,977	37,230,650	36,630,783
(1) Certain previously reported amounts have been recasted to reflect the impact of discontinued operations.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share data)

(26) Subsequent Events

The sale of our senior living operations was completed on February 1, 2018. The Company received approximately 16.6 million shares with an estimated fair value of $134.1 million at the time of sale, which gives the Company an ownership of approximately 34% of the acquiring company at the time of sale. These shares will be held at fair value within equity securities, trading, at fair value. The pre-tax gain on the sale, was approximately $44.3 million, which will primarily be classified as a gain on sale from discontinued operations.

On March 13, 2018, the Company’s board of directors declared a quarterly cash dividend of $0.03 per share to Class A stockholders with a record date of March 26, 2018, and a payment date of April 2, 2018.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Executive Chairman, Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of December 31, 2017. Based upon that evaluation, the Company’s Executive Chairman, Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017.

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

(b)	Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. The Company conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the framework established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Based upon its assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2017 was effective using the COSO Framework.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm that audited the Company’s consolidated financial statements as of and for the year ended December 31, 2017, as stated in their report, included in Item 8 of this Form 10-K, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017.

(c)	Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning our executive officers is incorporated herein by reference to information included in the Proxy Statement for the Company’s 2018 Annual Meeting of Stockholders.
Information with respect to our directors and the nomination process is incorporated herein by reference to information included in the Proxy Statement for the Company’s 2018 Annual Meeting of Stockholders.
Information regarding our audit committee and our audit committee financial experts is incorporated herein by reference to information included in the Proxy Statement for the Company’s 2018 Annual Meeting of Stockholders.
Information required by Item 405 of Regulation S-K is incorporated herein by reference to information included in the Proxy Statement for the Company’s 2018 Annual Meeting of Stockholders.

Item 11. Executive Compensation

Information with respect to executive compensation is incorporated herein by reference to information included in the Proxy Statement for the Company’s 2018 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to information included in the Proxy Statement for the Company’s 2018 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to such contractual relationships and independence is incorporated herein by reference to the information in the Proxy Statement for the Company’s 2018 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

Information with respect to principal accounting fees and services and pre-approval policies are incorporated herein by reference to information included in the Proxy Statement for the Company’s 2018 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(2) Financial Statement Schedules

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

(a)(3) Exhibits

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

10.2
Registrant’s 2017 Omnibus Incentive Plan (previously filed as Exhibit 10.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-218827), filed on June 19, 2017 and herein incorporated by reference).**

10.3	Form of Non-Qualified Stock Option Agreement under the Registrant’s 2017 Omnibus Incentive Plan **

10.4	Form of Restricted Stock Unit Agreement under the Registrant’s 2017 Omnibus Incentive Plan (annual vesting). **

Exhibit No.	Description
10.5	Form of Restricted Stock Unit Agreement under the Registrant’s 2017 Omnibus Incentive Plan (cliff vesting). **

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

10.1
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

10.14
Stock Purchase Agreement, dated September 14, 2016, by and among Caroline Holdings LLC, the Registrant and Nomura Securities Co., Ltd. (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on September 14, 2016 and herein incorporated by reference).

10.15
Stock Purchase Agreement, dated June 21, 2017, by and among Caroline Holdings LLC, the Registrant and Nomura Securities Co., Ltd. (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on June 23, 2017 and herein incorporated by reference).

10.16
Purchase Agreement, dated as of November 16, 2017, by and among Mainstreet Health Investments Inc. (now Invesque Inc.), Mainstreet Health Holdings, LP (now Invesque Holdings, LP) and Tiptree Operating Company, LLC (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on November 17, 2017 and herein incorporated by reference).

16.1
Letter of KPMG, dated May 10, 2017 addressed to the Securities and Exchange Commission regarding change in certifying accountant (previously filed as Exhibit 16.1 to the Registrant’s Current Report on Form 8-K/A (File No. 001-33549), filed on May 10, 2017 and herein incorporated by reference).

Exhibit No.	Description

21.1	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
23.2	Consent of KPMG LLP (filed herewith)
31.1	Certification of Executive Chairman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Executive Chairman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

* Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (audited) for December 31, 2017 and December 31, 2016, (ii) the Consolidated Statements of Operations (audited) for the years ended December 31, 2017, 2016 and 2015, (iii) the Consolidated Statements of Comprehensive Income (audited) for the years ended December 31, 2017, 2016 and 2015, (iv) the Consolidated Statements of Changes in Stockholders’ Equity (audited) for the years ended December 31, 2017, 2016 and 2015, (v) the Consolidated Statements of Cash Flows (audited) for the years ended December 31, 2017, 2016 and 2015 and (vi) the Notes to the Consolidated Financial Statements (audited).

** Denotes a management contract or compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Tiptree Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tiptree Inc.
Date:	March 14, 2018	By:/s/ Jonathan Ilany
Jonathan Ilany
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jonathan Ilany Jonathan Ilany	Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2018

/s/ Sandra Bell Sandra Bell	Chief Financial Officer (Principal Financial Officer)	March 14, 2018

/s/ Timothy Schott Timothy Schott	Principal Accounting Officer (Principal Accounting Officer)	March 14, 2018

/s/ Michael G. Barnes Michael G. Barnes	Executive Chairman and Director	March 14, 2018

/s/ Paul M. Friedman Paul M. Friedman	Director	March 14, 2018

/s/ Lesley Goldwasser Lesley Goldwasser	Director	March 14, 2018

/s/ John E. Mack John E. Mack	Director	March 14, 2018

/s/ Bradley E. Smith Bradley E. Smith	Director	March 14, 2018

Schedule II — Condensed Financial Information of Registrant

TIPTREE INC.
PARENT COMPANY ONLY CONDENSED STATEMENTS OF INCOME
(All Amounts in Thousands)	Years Ended December 31,
	2017	2016	2015
Revenues
Interest income(1)	$417	$29	$—
Other income	5	—	118
Total revenues	422	29	118

Expenses
Other expenses	—	—	31
Total expenses	—	—	31

Equity in earnings (losses) of subsidiaries, net of tax(1)	6,370	29,111	(9,051)

Income (loss) before taxes from continuing operations	6,792	29,140	(8,964)
Less: provision (benefit) for income taxes	163	885	(8,528)
Net income (loss) from continuing operations	$6,629	$28,255	$(436)

Discontinued operations:
Income from discontinued operations, net of tax and non-controlling interest	(3,025)	(2,935)	(3,009)
Gain on sale of discontinued operations, net of tax and non-controlling interest	—	—	9,224
Discontinued operations, net of tax and non-controlling interest	(3,025)	(2,935)	6,215
Net income (loss) attributable to Tiptree Inc. Class A common stockholders	$3,604	$25,320	$5,779
(1) Eliminated in consolidation

TIPTREE INC.
PARENT COMPANY ONLY CONDENSED BALANCE SHEETS
(All Amounts in Thousands)	As of December 31,
	2017	2016
Assets
Investment in subsidiaries (1)	$300,916	$286,349
Cash and cash equivalents	565	—
Notes receivable(1)	5,306	5,306
Other assets	9,304	3,015
Total assets	$316,091	$294,670

Liabilities and Stockholders’ Equity
Other liabilities	$16,014	$1,239
Total liabilities	$16,014	$1,239
Stockholders' Equity
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued or outstanding	$—	$—
Common stock - Class A: $0.001 par value, 200,000,000 shares authorized, 35,0003,004 and 34,983,616 shares issued and outstanding, respectively	35	35
Common stock - Class B: $0.001 par value, 50,000,000 shares authorized, 8,049,029 and 8,049,029 shares issued and outstanding, respectively	8	8
Additional paid-in capital	295,582	297,391
Accumulated other comprehensive income (loss), net of tax	966	555
Retained earnings	38,079	37,974
Class A common stock held by subsidiaries, 5,197,551 and 6,596,000 shares, respectively	(34,585)	(42,524)
Class B common stock held by subsidiaries, 8,049,029 and 8,049,029 shares, respectively	(8)	(8)
Total stockholders’ equity	300,077	293,431
Total liabilities and stockholders' equity	$316,091	$294,670
(1) Eliminated in consolidation

TIPTREE INC.
PARENT COMPANY ONLY CONDENSED STATEMENTS OF CASH FLOWS
(All Amounts in Thousands)	Years Ended December 31,
	2017	2016	2015
Operating Activities:
Net income (loss) attributable to Tiptree Inc. Class A common stockholders	$3,604	$25,320	$5,779
Adjustments to reconcile net income to net cash provided by operating activities
Equity in earnings of subsidiaries(1)	(3,345)	(26,176)	2,836
Changes in operating assets and liabilities
Changes in other operating assets and liabilities	3,805	4,030	(5,566)
Net cash provided by (used in) operating activities	4,064	3,174	3,049
Financing Activities:
Dividends paid	(3,499)	(3,191)	(3,313)
Net cash provided by (used in) financing activities	(3,499)	(3,191)	(3,313)
Net increase (decrease) in cash and cash equivalents	565	(17)	(264)
Cash and cash equivalents at beginning of period	—	17	281
Cash and cash equivalents at end of period	$565	$—	$17

Cash paid for income taxes	$3,669	$14	$20,510
(1) Eliminated in consolidation

Note 1. Basis of Presentation

Tiptree Inc. (Tiptree or the Company) is a Maryland Corporation that was incorporated on March 19, 2007. Tiptree is a holding company that combines a specialty insurance platform with investment management expertise. Tiptree’s principal operating subsidiary is a leading provider of specialty insurance underwriting products and services. Tiptree also allocates its capital across private operations and investments which we refer to as Tiptree Capital. Today, Tiptree Capital consists of asset management operations, mortgage operations and other investments. Tiptree’s Class A common stock is traded on the Nasdaq Capital Market under the symbol “TIPT”. Tiptree’s primary asset is its ownership of Tiptree Financial Partners, L.P. (TFP) an intermediate holding company through which Tiptree operates its businesses.

Pursuant to the terms discussed in Note—(12) Debt, net in the notes to consolidated financial statements, a secured corporate credit agreement of a subsidiary of TFP restricts the ability to pay or make any dividend or distribution to Tiptree Inc. In addition, certain other subsidiaries activity are regulated, or subject to specific restriction on transfers as a result of financing arrangements. As a result of these restrictions, these Condensed Financial Statements of the Registrant have been prepared in accordance with Rule 12-04 of Regulation S-X, as restricted net assets of the Company's subsidiaries (as defined in Rule 4-08(e)(3) of Regulation S-X) exceed 25% of the Company's consolidated net assets as of December 31, 2017.

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

Note 2. Dividends Received

The Company received dividends of $3,499, $3,191, and $23,559 for the years ended December 31, 2017, 2016 and 2015, respectively.