Form 10-Q
period 2018-03-31
TIPTREE INC.
filed 2018-05-07
CIK 1393726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly period ended March 31, 2018
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
If an emerging company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of May 1, 2018, there were 37,862,072 shares, par value $0.001, of the registrant’s Class A common stock outstanding (excluding 153,985 shares of Class A common stock held by a subsidiary of the registrant) and no shares, par value $0.001, of the registrant’s Class B common stock outstanding.

Tiptree Inc.
Quarterly Report on Form 10-Q
March 31, 2018

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

Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, many of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those described in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and in our other public filings with the SEC.

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
“Invesque” means Invesque Inc. (f/k/a Mainstreet Health Investments Inc.)
“Luxury” means Luxury Mortgage Corp.
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

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

Item 1. Financial Statements (Unaudited)

	As of
	March 31, 2018	December 31, 2017
Assets:
Investments:
Available for sale securities, at fair value	$212,809	$182,448
Loans, at fair value	239,331	258,173
Equity securities, at fair value	140,238	25,536
Other investments	41,243	59,142
Total investments	633,621	525,299
Cash and cash equivalents	81,219	110,667
Restricted cash	19,336	31,570
Notes and accounts receivable, net	201,157	186,422
Reinsurance receivables	362,411	352,967
Deferred acquisition costs	143,146	147,162
Goodwill	91,562	91,562
Intangible assets, net	59,375	64,017
Other assets	42,122	31,584
Assets held for sale	54,857	448,492
Total assets	$1,688,806	$1,989,742

Liabilities and Stockholders’ Equity
Liabilities:
Debt, net	$320,508	$346,081
Unearned premiums	521,085	503,446
Policy liabilities and unpaid claims	117,740	112,003
Deferred revenue	58,349	56,745
Reinsurance payable	96,178	90,554
Other liabilities and accrued expenses	117,818	121,321
Liabilities held for sale	49,468	362,818
Total liabilities	$1,281,146	$1,592,968

Stockholders’ Equity:
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued or outstanding	$—	$—
Common stock - Class A: $0.001 par value, 200,000,000 shares authorized, 35,003,004 and 35,003,004 shares issued and outstanding, respectively	35	35
Common stock - Class B: $0.001 par value, 50,000,000 shares authorized, 8,049,029 and 8,049,029 shares issued and outstanding, respectively	8	8
Additional paid-in capital	294,678	295,582
Accumulated other comprehensive income (loss), net of tax	(1,483)	966
Retained earnings	60,741	38,079
Class A common stock held by subsidiaries, 5,080,943 and 5,197,551 shares, respectively	(33,823)	(34,585)
Class B common stock held by subsidiaries, 8,049,029 and 8,049,029 shares, respectively	(8)	(8)
Total Tiptree Inc. stockholders’ equity	320,148	300,077
Non-controlling interests - TFP	82,082	77,494
Non-controlling interests - Other	5,430	19,203
Total stockholders’ equity	407,660	396,774
Total liabilities and stockholders’ equity	$1,688,806	$1,989,742
See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share data)

	Three Months Ended March 31,
	2018	2017
Revenues:
Earned premiums, net	$101,645	$89,231
Service and administrative fees	24,576	23,776
Ceding commissions	2,283	2,271
Net investment income	4,205	4,505
Net realized and unrealized gains (losses)	6,606	16,212
Other revenue	8,757	10,194
Total revenues	148,072	146,189
Expenses:
Policy and contract benefits	36,626	32,992
Commission expense	62,633	56,793
Employee compensation and benefits	27,788	29,030
Interest expense	5,946	6,078
Depreciation and amortization	2,957	3,554
Other expenses	19,165	17,619
Total expenses	155,115	146,066
Other income:
Income attributable to consolidated CLOs	—	8,867
Expenses attributable to consolidated CLOs	—	4,952
Net income (loss) attributable to consolidated CLOs	—	3,915
Total other income	—	3,915
Income (loss) before taxes from continuing operations	(7,043)	4,038
Less: provision (benefit) for income taxes	(1,568)	1,568
Net income (loss) from continuing operations	(5,475)	2,470
Discontinued operations:
Income (loss) before taxes from discontinued operations	624	(1,530)
Gain on sale of discontinued operations, net	46,184	—
Less: Provision (benefit) for income taxes	12,327	(402)
Net income (loss) from discontinued operations	34,481	(1,128)
Net income (loss) before non-controlling interests	29,006	1,342
Less: net income (loss) attributable to non-controlling interests - TFP	5,392	208
Less: net income (loss) attributable to non-controlling interests - Other	54	34
Net income (loss) attributable to Tiptree Inc. Class A common stockholders	$23,560	$1,100

Net income (loss) per Class A common share:
Basic, continuing operations, net	$(0.15)	$0.07
Basic, discontinued operations, net	0.94	(0.03)
Basic earnings per share	$0.79	$0.04

Diluted, continuing operations, net	(0.15)	0.06
Diluted, discontinued operations, net	0.94	(0.03)
Diluted earnings per share	$0.79	$0.03

Weighted average number of Class A common shares:
Basic	29,861,496	28,424,824
Diluted	29,861,496	36,749,956

Dividends declared per common share	$0.035	$0.030

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2018	2017

Net income (loss) before non-controlling interests	$29,006	$1,342

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	(2,293)	678
Related tax (expense) benefit	504	(243)
Reclassification of (gains) losses included in net income	531	47
Related tax expense (benefit)	(116)	(16)
Unrealized gains (losses) on available-for-sale securities, net of tax	(1,374)	466

Interest rate swaps (cash flow hedges):
Unrealized gains (losses) on interest rate swaps	1,111	132
Related tax (expense) benefit	(276)	(48)
Reclassification of (gains) losses included in net income (1)	(3,845)	144
Related tax expense (benefit)	936	(45)
Unrealized (losses) gains on interest rate swaps from cash flow hedges, net of tax	(2,074)	183

Other comprehensive income (loss), net of tax	(3,448)	649
Comprehensive income (loss)	25,558	1,991
Less: Comprehensive income (loss) attributable to non-controlling interests - TFP	4,829	324
Less: Comprehensive income (loss) attributable to non-controlling interests - Other	(382)	60
Comprehensive income (loss) attributable to Tiptree Inc. Class A common stockholders	$21,111	$1,607
(1) Deconsolidated as part of the sale of Care. See Note (3) Dispositions, Assets Held for Sale & Discontinued Operations.

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands, except shares)

	Number of Shares		Par Value					Common Stock held by subsidiaries				Total stockholders’ equity to Tiptree Inc.	Non-controlling interests - TFP	Non-controlling interests - Other	Total stockholders' equity
	Class A	Class B	Class A	Class B	Additional paid in capital	Accumulated other comprehensive income (loss)	Retained earnings	Class A Shares	Class A Amount	Class B Shares	Class B Amount
Balance at December 31, 2016	34,983,616	8,049,029	$35	$8	$297,391	$555	$37,974	(6,596,000)	$(42,524)	(8,049,029)	$(8)	$293,431	$76,077	$20,636	$390,144
Amortization of share based incentive compensation	—	—	—	—	398	—	—	—	—	—	—	398	—	—	398
Vesting of share-based incentive compensation	5,248	—	—	—	(614)	—	—	99,537	647	—	—	33	—	—	33
Other comprehensive income, net of tax	—	—	—	—	—	507	—	—	—	—	—	507	116	26	649
Non-controlling interest contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	1,318	1,318
Non-controlling interest distributions	—	—	—	—	—	—	—	—	—	—	—	—	(241)	(286)	(527)
Net changes in non-controlling interest	—	—	—	—	93	—	—	—	—	—	—	93	—	1,242	1,335
Dividends declared	—	—	—	—	—	—	(854)	—	—	—	—	(854)	—	—	(854)
Net income	—	—	—	—	—	—	1,100	—	—	—	—	1,100	208	34	1,342
Balance at March 31, 2017	34,988,864	8,049,029	$35	$8	$297,268	$1,062	$38,220	(6,496,463)	$(41,877)	(8,049,029)	$(8)	$294,708	$76,160	$22,970	$393,838

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands, except shares)

	Number of Shares		Par Value		Additional paid in capital	Accumulated other comprehensive income (loss)	Retained earnings	Common Stock held by subsidiaries				Total stockholders’ equity to Tiptree Inc.	Non-controlling interests - TFP	Non-controlling interests - Other	Total stockholders' equity
	Class A	Class B	Class A	Class B				Class A Shares	Class A Amount	Class B Shares	Class B Amount
Balance at December 31, 2017	35,003,004	8,049,029	$35	$8	$295,582	$966	$38,079	(5,197,551)	$(34,585)	(8,049,029)	$(8)	$300,077	$77,494	$19,203	$396,774
Amortization of share-based incentive compensation	—	—	—	—	585	—	—	—	—	—	—	585	—	648	1,233
Vesting of share-based incentive compensation	—	—	—	—	(1,003)	—	—	145,973	949	—	—	(54)	—	—	(54)
Other comprehensive income, net of tax	—	—	—	—	—	(2,449)	—	—	—	—	—	(2,449)	(563)	(436)	(3,448)
Non-controlling interest distributions	—	—	—	—	—	—	—	—	—	—	—	—	(241)	—	(241)
Shares purchased under stock purchase plan	—	—	—	—	—	—	—	(29,365)	(187)	—	—	(187)	—	—	(187)
Net changes in non-controlling interest	—	—	—	—	(486)	—	—	—	—	—	—	(486)	—	(14,039)	(14,525)
Dividends declared	—	—	—	—	—	—	(898)	—	—	—	—	(898)	—	—	(898)
Net income	—	—	—	—	—	—	23,560	—	—	—	—	23,560	5,392	54	29,006
Balance at March 31, 2018	35,003,004	8,049,029	$35	$8	$294,678	$(1,483)	$60,741	(5,080,943)	$(33,823)	(8,049,029)	$(8)	$320,148	$82,082	$5,430	$407,660

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three months ended March 31,
	2018	2017
Operating Activities:
Net income (loss) available to common stockholders	$23,560	$1,100
Net income (loss) attributable to non-controlling interests - TFP	5,392	208
Net income (loss) attributable to non-controlling interests - Other	54	34
Net income (loss)	29,006	1,342
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Net realized and unrealized (gains) losses	(6,606)	(16,212)
Net (gain) on sale of subsidiary	(46,184)	—
Net unrealized loss (gain) on interest rate swaps	—	(343)
Change in fair value of contingent consideration	—	554
Non cash compensation expense	1,233	1,798
Amortization/accretion of premiums and discounts	169	345
Depreciation and amortization expense	2,958	7,921
Provision for doubtful accounts	64	129
Amortization of deferred financing costs	329	665
Loss on extinguishment of debt	428	—
Deferred tax expense (benefit)	10,759	1,166
Changes in operating assets and liabilities:
Mortgage loans originated for sale	(360,542)	(347,601)
Proceeds from the sale of mortgage loans originated for sale	390,747	405,637
(Increase) decrease in notes and accounts receivable	(15,234)	(10,253)
(Increase) decrease in reinsurance receivables	(9,444)	(15,540)
(Increase) decrease in deferred acquisition costs	4,016	4,896
(Increase) decrease in other assets	(19,139)	4,027
Increase (decrease) in unearned premiums	17,639	3,146
Increase (decrease) in policy liabilities and unpaid claims	5,737	1,232
Increase (decrease) in deferred revenue	1,604	(1,213)
Increase (decrease) in reinsurance payable	5,624	19,148
Increase (decrease) in other liabilities and accrued expenses	(9,713)	(10,347)
Operating activities from consolidated CLOs	—	(1,333)
Net cash provided by (used in) operating activities	3,451	49,164

Investing Activities:
Purchases of investments	(103,857)	(43,024)
Proceeds from sales and maturities of investments	76,291	51,108
(Increase) decrease in loans owned, at amortized cost, net	—	19,393
Purchases of real estate capital expenditures	(592)	(500)
Proceeds from the sale of real estate	4,200	2,028
Purchases of corporate fixed assets	(614)	(780)
Proceeds from the sale of subsidiaries	3,561	—
Proceeds from notes receivable	7,803	13,682
Issuance of notes receivable	(7,778)	(18,701)
Business and asset acquisitions, net of cash and deposits	—	(16,601)
Investing activities from consolidated CLOs	—	21,618
Net cash provided by (used in) investing activities	(20,986)	28,223

Financing Activities:
Non-controlling interest contributions	—	1,318
Non-controlling interest distributions	(241)	(527)
Payment of debt issuance costs	(346)	(88)

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three months ended March 31,
	2018	2017
Proceeds from borrowings and mortgage notes payable	363,590	384,933
Principal paydowns of borrowings and mortgage notes payable	(395,625)	(434,435)
Repurchases of common stock	(187)	—
Financing activities from consolidated CLOs	—	(21,410)
Net cash provided by (used in) financing activities	(32,809)	(70,209)
Net increase (decrease) in cash, cash equivalents and restricted cash	(50,344)	7,178
Cash, cash equivalents and restricted cash – beginning of period	142,237	74,258
Cash, cash equivalents and restricted cash – beginning of period - held for sale	10,533	13,224
Cash, cash equivalents and restricted cash – end of period	102,426	94,660
Less: Reclassification of cash to assets held for sale	1,871	15,497
Cash, cash equivalents and restricted cash– end of period	$100,555	$79,163

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Assets of consolidated CLOs deconsolidated due to sale and redemption	$—	$405,263
Liabilities of consolidated CLOs deconsolidated due to sale and redemption	$—	$387,273
Equity securities acquired through the sale of a subsidiary and asset sales	$134,083	$—
Real estate acquired through asset acquisition	$—	$8,178
Intangible assets related to in-place leases acquired through asset acquisition	$—	$2,049
Debt assumed through acquisitions	$—	$7,586
Acquired real estate properties through, or in lieu of, foreclosure of the related loan	$3,435	$2,968

	As of
Reconciliation of cash, cash equivalents and restricted cash shown in the statement of cash flows	March 31, 2018	December 31, 2017
Cash and cash equivalents	$81,219	$110,667
Restricted cash	19,336	31,570
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$100,555	142,237

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018
(in thousands, except share data)

(1) Organization

Tiptree Inc. (together with its consolidated subsidiaries, collectively, Tiptree, the Company, or we) is a Maryland Corporation that was incorporated on March 19, 2007. Tiptree is a holding company that combines specialty insurance operations with investment management expertise. We allocate our capital across our insurance operations and investments in other companies and assets which are managed as part of Tiptree Capital. As of March 31, 2018, Tiptree Capital consists of asset management operations, mortgage operations and other investments. As such, we classify our business into three reportable segments: specialty insurance, asset management and mortgage.

Tiptree’s Class A common stock has been traded on the Nasdaq Capital Market under the symbol “TIPT” beginning in August of 2013. As of March 31, 2018, Tiptree’s primary asset is its ownership of Tiptree Financial Partners, L.P. (TFP) an intermediate holding company through which Tiptree operates its businesses.

As of March 31, 2018, Tiptree directly owned approximately 81% of TFP. The remaining 19% is owned by various limited partners and reported as non-controlling interest. All of Tiptree’s Class B common stock was owned by TFP and accounted for as treasury stock. On April 10, 2018, TFP merged with and into Tiptree Inc. See Note (22) Subsequent Events for more details of the merger and its impact on the organizational structure of the Company.

(2) Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of Tiptree have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and include the accounts of the Company and its subsidiaries. The condensed consolidated financial statements are presented in U.S. dollars, the main operating currency of the Company. The unaudited condensed consolidated financial statements presented herein should be read in conjunction with the annual audited financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2017. In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, including normal recurring adjustments necessary to present fairly the Company’s financial position, results of operations, comprehensive income and cash flows for each of the interim periods presented. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the full year ending on December 31, 2018.

As a result of changes in presentation made in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, certain prior period amounts related to discontinued operations have been reclassified from continuing operations to conform to the current presentation. These reclassifications had no effect on the reported results of operations. The primary difference in the presentation of the condensed consolidated financial statements from the prior year is the reclassification of Care, our senior living business, to discontinued operations in the condensed consolidated statement of operations. See Note (3) Dispositions, Assets Held for Sale & Discontinued Operations for additional information.

As a result of the adoption of ASU 2016-01, an immaterial amount of equity securities classified as available for sale as of December 31, 2017 were reclassified to equity securities, at fair value as of March 31, 2018. The net unrealized loss was immaterial. The adoption of ASU 2016-18 resulted in reclassification of restricted cash balances into cash, cash equivalents and restricted cash on the condensed consolidated statements of cash flows for the three months ended March 31, 2018 and 2017.

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
March 31, 2018
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
March 31, 2018
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

Recent Accounting Standards

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this standard affects any entity that either enters into contracts with customers to transfer goods and services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. On July 9, 2015, the FASB decided to delay the effective date of ASU 2014-09 by one year. Reporting entities may choose to adopt the standard as of the original effective date. The deferral results in ASU 2014-09 being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. A substantial majority of the Company’s non-investment related revenues are comprised of revenues from insurance contracts that are accounted for under Financial Services-Insurance (Topic 944) or certain financial services products (e.g. gains upon the origination of mortgages) that are not within the scope of the new standard.  The Company’s remaining revenues that are within the scope of Topic 606 are primarily comprised of revenues from contracts with customers for monthly membership dues for motor clubs, monthly administration fees for services provided for premiums, claims and reinsurance processing revenues, vehicle service contracts and warranty coverage revenues for household goods and appliances (collectively, remaining contracts). The Company has chosen the modified-retrospective method of adopting Topic 606, and has assessed these contracts and concluded that changes in accounting and revenue recognition upon adoption of Topic 606 was not material to the Company’s financial position as of January 1, 2018, and did not have a material impact on the Company’s condensed consolidated financial statements. No cumulative effect adjustment was made due to the adoption of this standard. See Note (13) Revenue From Contracts with Customers for disclosures required under ASU 2014-09 and others related to Topic 606.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which makes targeted improvements to the recognition, measurement, presentation and disclosure of certain financial instruments. ASU 2016-01 focuses primarily on the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for certain financial instruments. Among its provisions for public business entities, ASU 2016-01 eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost, requires the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires the separate presentation in other comprehensive income of the change in fair value of a liability due to instrument-specific credit risk for a liability for which the reporting entity has elected the fair value option, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) and clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018
(in thousands, except share data)

on available-for-sale debt securities. ASU 2016-01 was effective for the Company as of January 1, 2018. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

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

In November 2016, the FASB issued ASU 2016-18, Restricted Cash (a consensus of the FASB Emerging Issues Task Force), which addresses classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 requires an entity’s reconciliation of the beginning-of-period and end-of-period total amounts shown on the statement of cash flows to include in cash and cash equivalents amounts generally described as restricted cash and restricted cash equivalents. The ASU does not define restricted cash or restricted cash equivalents, but an entity will need to disclose the nature of the restrictions. ASU 2016-18 is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. The adoption of ASU 2016-18 resulted in reclassification of restricted cash balances into cash, cash equivalents and restricted cash on the condensed consolidated statements of cash flows in the first quarter of 2018.

In February 2017, the FASB issued ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018
(in thousands, except share data)

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

Recently Issued Accounting Pronouncements, Not Yet Adopted

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

In June 2016, the FASB issued ASU 2016-13 Financial Instruments -Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. This ASU affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments in ASU 2016-13 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The amendments will affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The Company is currently evaluating the effect on its condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. ASU 2017-04 does not change the qualitative assessment; however, it removes “the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test.” Instead, all reporting units, even those with a zero or negative carrying amount will apply the same impairment test. Therefore, as the FASB notes in the ASU’s Basis for Conclusions, the goodwill of reporting units with zero or negative carrying values will not be impaired, even when conditions underlying the reporting unit indicate that goodwill is impaired. Entities will, however, be required to disclose any reporting units with zero or negative carrying amounts and the respective amounts of goodwill allocated to those reporting units. The amendments in ASU 2017-04 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the effect on its condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018
(in thousands, except share data)

In March 2017, the FASB issued ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The new guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those years. Early adoption is permitted for interim or annual reporting periods beginning after December 15, 2017. The guidance is to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The guidance shortens the amortization period for certain callable debt securities held at a premium, requiring the premium to be amortized to the earliest call date. The Company believes that the adoption of ASU 2017-08 will not have a material impact on its condensed consolidated financial statements.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits companies to reclassify stranded tax effects caused by Public Law no. 115-97, commonly referred to as the Tax Cuts and Jobs Act (Tax Act) from accumulated other comprehensive income (AOCI) to retained earnings. Deferred tax assets (DTA) related to available for sale (AFS) securities unrealized gains and losses that were revalued as of December 31, 2017 created stranded tax effects in accumulated other comprehensive income (AOCI) due to the enactment of the tax act, due to the nature of existing GAAP requiring recognition of tax rate change effects on the DTA revaluation related to AFS securities as an adjustment to provision for income taxes. Specifically, ASU 2018-02 permits a reclassification from AOCI to retained earnings for stranded tax effects resulting from the Tax Act. Additionally, the ASU requires new disclosures by all companies, whether they opt to do the reclassification or not. The amendments in ASU 2018-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company believes that the adoption of ASU 2018-02 will not have a material impact on its consolidated financial statements.

(3) Dispositions, Assets Held for Sale and Discontinued Operations

Dispositions

On January 18, 2017 and November 7, 2017, the Company sold its ownership in the subordinated notes of Telos 5 and Telos 6 (collectively, the Disposed CLOs). As a result of the sales, the Company determined that it no longer had the controlling interest in such entities. The Company, therefore, deconsolidated its ownership in the subordinated notes of the Disposed CLOs and is no longer reporting the assets and liabilities of the Disposed CLOs in its consolidated balance sheet as of December 31, 2017. The operations of the Disposed CLOs were consolidated in the results of the Company through the respective dates.

The operations of the Disposed CLOs were consolidated in the Company’s consolidated financial statements through the respective sale dates. On August 10, 2017, the Company’s ownership in the subordinated notes of Telos 7 was redeemed for cash as part of the complete liquidation of the CLO. The operations of Telos 7 were consolidated in the results of the Company through the redemption date.

The Company sold Siena on October 1, 2017. Consideration consisted of $2,500 in cash and $11,000 of seller provided financing at the time of sale. The financing has an interest rate of 10% and matures on November 18, 2018. The operations of Siena were consolidated in the results of the Company through the sale date.

The Company completed the sale of Care, as well as two senior living properties held in our specialty insurance business on February 1, 2018. The Company received approximately 16.6 million shares of Invesque Inc. (Invesque) with an estimated fair value of $134.1 million at the time of sale, resulting in an ownership of approximately 34% of the acquiring company at the time of sale. The Company has elected to apply the fair value option to the investment in Invesque. As such, these shares are held at fair value within equity securities, at fair value.

The pre-tax comprehensive income on the sale was approximately $44.2 million, which consists of $46.2 million gain on sale of subsidiary, $1.8 million of realized gain on the sale of the specialty insurance properties, offset by the reclassification of the interest rate swap from AOCI of $3.8 million.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018
(in thousands, except share data)

The Company has reclassified the income and expenses attributable to Care to net income (loss) from discontinued operations for the three months ended March 31, 2018 and 2017.

The Company has entered into a definitive agreement to sell Luxury and classified Luxury as held for sale as of December 31, 2017. The agreement did not meet the requirements to be classified as a discontinued operation. Assets and liabilities attributable to Luxury have been reclassified to assets held for sale and liabilities held for sale, respectively, as of March 31, 2018 and December 31, 2017.

As of March 31, 2018 and December 31, 2017, the Company did not record any impairments with respect to assets held for sale or discontinued operations.

Assets Held for Sale

The following table represents detail of assets and liabilities held for sale in the condensed consolidated balance sheets for the following periods:

	As of
	March 31, 2018(1)	December 31, 2017
Assets	Luxury	Care	Luxury	Total
Investments:
Loans, at fair value	$51,113	$—	$57,255	$57,255
Loans at amortized cost, net	—	700	—	700
Real estate, net of accumulated depreciation of $0 and $26,823	—	347,303	—	347,303
Other investments	791	1,853	677	2,530
Total Investments	51,904	349,856	57,932	407,788
Cash and cash equivalents	1,871	8,316	2,217	10,533
Notes and accounts receivable, net	203	5,318	263	5,581
Intangible assets, net of accumulated amortization of $0 and $26,944	—	17,417	—	17,417
Other assets	879	6,508	665	7,173
Assets held for sale	$54,857	$387,415	$61,077	$448,492

Liabilities
Debt, net	$47,814	$296,868	$53,835	$350,703
Other liabilities and accrued expenses	1,654	10,693	1,422	12,115
Liabilities held for sale	$49,468	$307,561	$55,257	$362,818

(1) Reflects the closing of the sale of Care discussed above. The reduction in net assets and liabilities held for sale included approximately $13.4 million related to non-controlling interest.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018
(in thousands, except share data)

Discontinued Operations

The following table represents detail of revenues and expenses of discontinued operations in the condensed consolidated statements of operations for the following periods:

	Three months ended March 31,
	2018	2017
Revenues:
Rental and related revenue	$6,476	$17,403
Other revenue	149	316
Total revenues	6,625	17,719
Expenses:
Employee compensation and benefits	2,788	7,079
Interest expense	1,252	2,701
Depreciation and amortization	—	4,255
Other expenses	1,961	5,214
Total expenses	6,001	19,249
Net income (loss) before taxes from discontinued operations	624	(1,530)
Gain on sale of discontinued operations, net	46,184	—
Less: provision (benefit) for income taxes	12,327	(402)
Net income (loss) from discontinued operations	$34,481	$(1,128)
The following table represents a summary of cash flows related to discontinued operation included in the condensed consolidated statements of cash flows for the following periods:

	Three Months Ended March 31,
	2018	2017
Net cash provided by (used in):
Operating activities	$(2,095)	$3,698
Investing activities	(592)	(17,397)
Financing activities	(123)	9,238
Net cash flows provided by discontinued operations	$(2,810)	$(4,461)

(4) Operating Segment Data

Tiptree is a holding company that combines specialty insurance operations with investment management expertise. We allocate our capital across our insurance operations and investments which are managed as part of Tiptree Capital. Today, Tiptree Capital consists of asset management operations, mortgage operations and other investments. As such, we classify our business into three reportable segments– specialty insurance, asset management and mortgage. Corporate activities include holding company interest expense, employee compensation and benefits, and other expenses.

Each reportable segment’s income (loss) is reported before income taxes, discontinued operations and non-controlling interests. Segment results incorporate the revenues and expenses of these subsidiaries since they commenced operations or were acquired.

Descriptions of each of our reportable segments are as follows:

Insurance:
Specialty Insurance operations are conducted through Fortegra Financial Corporation (Fortegra), an insurance holding company. Fortegra underwrites and provides specialty insurance products, primarily in the United States, and is a leading provider of credit insurance and asset protection products. Fortegra’s range of products and services include credit protection insurance, warranty and service contract products, and insurance programs which underwrite niche personal and commercial lines of insurance. We also offer various other insurance related products and services throughout the U.S. through our non-regulated subsidiaries.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018
(in thousands, except share data)

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
Other includes operations and investments that are not considered reportable segments. This includes the investment in Invesque not held in Specialty Insurance, Siena, which was sold on October 1, 2017, and Luxury which is classified as held for sale.
The tables below present the components of revenue, expense, pre-tax income (loss), and segment assets for each of the operating segments for the following period.

	Three Months Ended March 31, 2018
		Tiptree Capital
	Specialty insurance	Asset management	Mortgage	Other	Total
Total revenue	$129,998	$1,855	$12,998	$3,221	$148,072
Total expense	(128,655)	(963)	(12,845)	(5,938)	(148,401)
Corporate expense	—	—	—	—	(6,714)
Income (loss) before taxes from continuing operations	$1,343	$892	$153	$(2,717)	$(7,043)
Less: provision (benefit) for income taxes					(1,568)
Net income (loss) from discontinued operations					34,481
Net income (loss) before non-controlling interests					$29,006
Less: net income (loss) attributable to non-controlling interests					5,446
Net income (loss) attributable to Tiptree Inc. Class A common stockholders					$23,560

	Three Months Ended March 31, 2017
		Tiptree Capital
	Specialty insurance(1)	Asset management	Mortgage	Other	Total
Total revenue	$121,846	$2,973	$12,828	$8,542	$146,189
Total expense	(117,045)	(1,307)	(12,527)	(8,458)	(139,337)
Net income attributable to consolidated CLOs	—	3,915	—	—	3,915
Corporate expense	—	—	—	—	(6,729)
Income (loss) before taxes from continuing operations	$4,801	$5,581	$301	$84	$4,038
Less: provision (benefit) for income taxes					1,568
Net income (loss) from discontinued operations					(1,128)
Net income (loss) before non-controlling interests					$1,342
Less: net income (loss) attributable to non-controlling interests					242
Net income (loss) attributable to Tiptree Inc. Class A common stockholders					$1,100

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018
(in thousands, except share data)

The following table presents the segment assets for the following periods:
	Segment Assets as of March 31, 2018
		Tiptree Capital
	Specialty insurance	Asset management	Mortgage	Other	Total
Segment assets	$1,375,162	$4,717	$82,253	$171,817	$1,633,949
Assets held for sale	—	—	—	54,857	54,857
Total assets					$1,688,806

	Segment Assets as of December 31, 2017
		Tiptree Capital
	Specialty insurance	Asset management	Mortgage	Other	Total
Segment assets	$1,367,437	$5,537	$90,260	$78,016	$1,541,250
Assets held for sale	—	—	—	448,492	448,492
Total assets					$1,989,742

(5) Investments

Investments by Segment

The following table presents investments by operating segment and/or reporting unit, as appropriate:

	As of March 31, 2018
	Specialty insurance	Tiptree Capital
		Asset management	Mortgage (1)	Other (1) (2)	Total
Available for sale securities, at fair value	$212,809	$—	$—	$—	$212,809
Loans, at fair value	186,574	—	52,757	—	239,331
Equity securities, at fair value	34,320	—	—	105,918	140,238
Other investments	33,477	2,796	4,407	563	41,243
Total	$467,180	$2,796	$57,164	$106,481	$633,621

	As of December 31, 2017
	Specialty insurance	Tiptree Capital
		Asset management	Mortgage (1)	Other (1) (2)	Total
Available for sale securities, at fair value	$182,448	$—	$—	$—	$182,448
Loans, at fair value	195,327	—	62,846	—	258,173
Equity securities, at fair value	25,536	—	—	—	25,536
Other investments	50,720	2,846	5,013	563	59,142
Total	$454,031	$2,846	$67,859	$563	$525,299
(1) Investment income sourced from these investments is presented in Note (15) Other Revenue, Other Expenses and Other Income.
(2) Does not include items related to assets held for sale. See Note (3) Dispositions, Assets Held for Sale & Discontinued Operations.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018
(in thousands, except share data)

Available for Sale Securities, at fair value

All of the Company’s investments in available for sale securities as of March 31, 2018 and December 31, 2017 are held by subsidiaries in the specialty insurance business. The following tables present the Company's investments in available for sale securities:

	As of March 31, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$38,620	$9	$(653)	$37,976
Obligations of state and political subdivisions	55,093	44	(610)	54,527
Corporate securities	72,520	7	(1,046)	71,481
Asset backed securities	44,667	309	(524)	44,452
Certificates of deposit	1,966	—	—	1,966
Obligations of foreign governments	2,412	3	(8)	2,407
Total	$215,278	$372	$(2,841)	$212,809

	As of December 31, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$48,399	$20	$(474)	$47,945
Obligations of state and political subdivisions	47,211	190	(420)	46,981
Corporate securities	62,125	195	(345)	61,975
Asset backed securities	23,369	182	(58)	23,493
Certificates of deposit	896	—	—	896
Equity securities	595	10	(17)	588
Obligations of foreign governments	562	9	(1)	570
Total	$183,157	$606	$(1,315)	$182,448

The following tables summarize the gross unrealized losses on available for sale securities in an unrealized loss position:

	As of March 31, 2018
	Less Than or Equal to One Year			More Than One Year
	Fair value	Gross unrealized losses	# of Securities	Fair value	Gross unrealized losses	# of Securities
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$27,071	$(441)	104	$7,288	$(212)	56
Obligations of state and political subdivisions	38,372	(256)	140	5,862	(354)	41
Corporate securities	62,694	(778)	579	5,593	(268)	103
Asset-backed securities	6,078	(524)	20	—	—	—
Obligations of foreign governments	1,661	(8)	11	—	—	—
Total	$135,876	$(2,007)	854	$18,743	$(834)	200

	As of December 31, 2017
	Less Than or Equal to One Year			More Than One Year
	Fair value	Gross unrealized losses	# of Securities	Fair value	Gross unrealized losses	# of Securities
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$37,918	$(291)	115	$7,584	$(183)	56
Obligations of state and political subdivisions	24,165	(135)	96	7,294	(285)	48
Corporate securities	37,573	(179)	295	6,568	(166)	127
Asset-backed securities	1,297	(58)	2	—	—	—
Equity securities	295	(15)	3	63	(2)	2
Obligations of foreign governments	371	(1)	1	—	—	—
Total	$101,619	$(679)	512	$21,509	$(636)	233

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018
(in thousands, except share data)

The Company does not intend to sell the investments that were in an unrealized loss position as of March 31, 2018, and management believes that it is more likely than not that the Company will be able to hold these securities until full recovery of their amortized cost basis for fixed maturity securities. The unrealized losses were attributable to changes in interest rates and not credit-related issues. As of March 31, 2018 and December 31, 2017, based on the Company's review, none of the fixed maturity securities were deemed to be other-than-temporarily impaired based on the Company's analysis of the securities and its intent to hold the securities until recovery.

The amortized cost and fair values of investments in debt securities, by contractual maturity date, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Excluded from this table are equity securities since they have no contractual maturity.

	As of
	March 31, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$24,795	$24,732	$26,399	$26,363
Due after one year through five years	104,842	103,666	86,287	85,852
Due after five years through ten years	36,057	35,150	41,442	41,085
Due after ten years	4,917	4,809	5,065	5,067
Asset-backed securities	44,667	44,452	23,369	23,493
Total	$215,278	$212,809	$182,562	$181,860

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

	As of
	March 31, 2018	December 31, 2017
Fair value of restricted investments for special deposits required by state insurance departments	$5,466	$6,101
Fair value of restricted investments in trust pursuant to reinsurance agreements	17,646	10,175
Total fair value of restricted investments	$23,112	$16,276

The following table presents additional information on the Company’s available for sale securities:

	Three Months Ended March 31,
	2018	2017
Purchases of available for sale securities	$75,570	$23,909

Proceeds from maturities, calls and prepayments of available for sale securities	$10,018	$4,223

Gains (losses) realized on maturities, calls and prepayments of available for sale securities	$(26)	$(3)

Gross proceeds from sales of available for sale securities	$32,032	$13,494

Gains (losses) realized on sales of available for sale securities	$(500)	$(44)

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018
(in thousands, except share data)

Investment in Loans

The following table presents the Company’s investments in loans, measured at fair value:

	As of March 31, 2018			As of December 31, 2017
	Fair value	Unpaid principal balance (UPB)	Fair value exceeds / (below) UPB	Fair value	Unpaid principal balance (UPB)	Fair value exceeds / (below) UPB
Loans, at fair value
Corporate loans (1)	$154,377	$154,856	$(479)	$157,661	$157,834	$(173)
Mortgage loans held for sale	52,757	51,416	1,341	62,846	60,764	2,082
Non-performing loans (2)	32,197	42,868	(10,671)	37,666	52,872	(15,206)
Total loans, at fair value	$239,331	$249,140	$(9,809)	$258,173	$271,470	$(13,297)
(1) The UPB of these loans approximates cost basis.
(2) The cost basis of NPLs was approximately $27,077 and $32,398 at March 31, 2018 and December 31, 2017, respectively.

The following table presents the Company’s investments in loans, measured at fair value pledged as collateral:

	As of
	March 31, 2018	December 31, 2017
Corporate loans	$150,834	$154,279
Mortgage loans held for sale	51,469	62,212
Non-performing loans	—	30,703
Total fair value of loans pledged as collateral	$202,303	$247,194

As of March 31, 2018 and December 31, 2017, there were no mortgage loans held for sale 90 days or more past due.

Other Investments

The following table contains information regarding the Company’s other investments as of the following periods:

	As of
	March 31, 2018	December 31, 2017
Other investments
Real estate, net (1) (2)	$—	$19,226
Foreclosed residential real estate property	16,811	16,056
Seller financing (3)	11,550	11,275
Derivative assets	4,407	5,013
Debentures	5,116	4,163
Other	3,359	3,409
Total other investments	$41,243	$59,142
(1) Net of accumulated depreciation of $0 and $440, respectively.
(2) Disposed of as part of the sale of Care. See (3) Dispositions, Assets Held for Sale & Discontinued Operations.
(3) Seller provided financing related to the sale of our commercial lending business.

Net Investment Income

Net investment income represents income primarily from the following sources:

•	Interest income related to available for sale securities, at fair value;

•	Interest income related to loans, at fair value;

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018
(in thousands, except share data)

•	Dividend income from equity securities, at fair value;

•	Earnings from other investments.

The following table presents the components of net investment income related to our specialty insurance business recorded on the condensed consolidated statements of operations:

	Three Months Ended March 31,
Net investment income	2018	2017
Available for sale securities, at fair value	$1,219	$818
Loans, at fair value	2,472	2,905
Equity securities, at fair value	390	725
Other investments	439	244
Total investment income	4,520	4,692
Less: investment expenses	315	187
Net investment income	$4,205	$4,505

The following table presents the components of net realized and unrealized gains (losses) recorded on the condensed consolidated statements of operations:

	Three Months Ended March 31,
Net realized and unrealized gains (losses)	2018	2017
Net realized gains (losses)	$20,157	$10,878
Net unrealized gains (losses)	(13,551)	5,334
Net realized and unrealized gains (losses)	$6,606	$16,212

The following table presents the net gain on the sale of mortgage loans and the cumulative net unrealized gains (losses) on equity securities, at fair value recorded on the condensed consolidated statements of operations:

	Three Months Ended March 31,
	2018	2017
Net realized gain on sale of mortgage loans (1)	$11,394	$14,881

Net unrealized gains (losses) on equity securities, at fair value held at the reporting date	$(11,270)	$(1,740)
(1) Related to the Company’s mortgage business.

(6) Notes and Accounts Receivable, net

The following table summarizes the total notes and accounts receivable, net:

	As of
	March 31, 2018	December 31, 2017
Notes receivable, net - premium financing program (1)	$12,146	$12,225
Accounts and premiums receivable, net	67,785	59,946
Retrospective commissions receivable	72,052	68,064
Trust receivables	33,106	29,060
Other receivables	16,068	17,127
Total	$201,157	$186,422
(1) Related to the Company’s specialty insurance business.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018
(in thousands, except share data)

Notes Receivable, net

The Company has established an allowance for uncollectible amounts against its notes receivable of $74 and $66 as of March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018 and December 31, 2017, there were $376 and $416 in balances classified as 90 days plus past due, respectively.

Accounts and premiums receivable, net, Retrospective commissions receivable, Trust receivables and Other receivables

Accounts and premiums receivable, net, retrospective commissions receivable, trust receivables and other receivables are primarily trade receivables from the specialty insurance business that are carried at their approximate fair value. The Company has established a valuation allowance against its accounts and premiums receivable of $312 and $196 as of March 31, 2018 and December 31, 2017, respectively.
(7) Reinsurance Receivables

The following table presents the effect of reinsurance on premiums written and earned by our specialty insurance business for the following periods:

	Direct amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount - assumed to net
For the Three Months Ended March 31, 2018
Premiums written:
Life insurance	$13,762	$7,176	$427	$7,013	6.1%
Accident and health insurance	26,626	17,433	769	9,962	7.7%
Property and liability insurance	141,742	66,827	17,328	92,243	18.8%
Total premiums written	182,130	91,436	18,524	109,218	17.0%

Premiums earned:
Life insurance	15,614	7,822	453	8,245	5.5%
Accident and health insurance	28,902	19,617	818	10,103	8.1%
Property and liability insurance	129,609	53,931	7,619	83,297	9.1%
Total premiums earned	$174,125	$81,370	$8,890	$101,645	8.7%

For the Three Months Ended March 31, 2017
Premiums written:
Life insurance	$12,296	$5,730	$437	$7,003	6.2%
Accident and health insurance	25,170	16,306	710	9,574	7.4%
Property and liability insurance	121,757	56,968	4,982	69,771	7.1%
Total premiums written	159,223	79,004	6,129	86,348	7.1%

Premiums earned:
Life insurance	15,188	7,412	493	8,269	6.0%
Accident and health insurance	27,369	19,058	775	9,086	8.5%
Property and liability insurance	114,064	46,506	4,318	71,876	6.0%
Total premiums earned	$156,621	$72,976	$5,586	$89,231	6.3%

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018
(in thousands, except share data)

The following table presents the components of policy and contract benefits, including the effect of reinsurance on losses and loss adjustment expenses (LAE) incurred:

	Direct amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount - assumed to net
For the Three Months Ended March 31, 2018
Losses Incurred
Life insurance	$10,353	$5,672	$162	$4,843	3.3%
Accident and health insurance	4,577	3,544	246	1,279	19.2%
Property and liability insurance	53,557	32,930	5,963	26,590	22.4%
Total losses incurred	68,487	42,146	6,371	32,712	19.5%

	Member benefit claims (1)			3,914
	Total policy and contract benefits			$36,626

For the Three Months Ended March 31, 2017
Losses Incurred
Life insurance	$8,202	$4,418	$295	$4,079	7.2%
Accident and health insurance	3,832	3,377	256	711	36.0%
Property and liability insurance	47,608	24,108	865	24,365	3.6%
Total losses incurred	59,642	31,903	1,416	29,155	4.9%

	Member benefit claims (1)			3,837
	Total policy and contract benefits			$32,992
(1) - Member benefit claims are not covered by reinsurance.

The following table presents the components of the reinsurance receivables:

	As of
	March 31, 2018	December 31, 2017
Prepaid reinsurance premiums:
Life (1)	$64,231	$65,218
Accident and health (1)	54,544	56,729
Property	144,632	131,735
Total	263,407	253,682

Ceded claim reserves:
Life	2,833	2,988
Accident and health	9,474	9,575
Property	64,451	61,406
Total ceded claim reserves recoverable	76,758	73,969
Other reinsurance settlements recoverable	22,246	25,316
Reinsurance receivables	$362,411	$352,967
(1) - Including policyholder account balances ceded.

The following table presents the aggregate amount included in reinsurance receivables that is comprised of the three largest receivable balances from non-affiliated reinsurers:

As of
March 31, 2018
Total of the three largest receivable balances from non-affiliated reinsurers	$78,779

As of March 31, 2018, the non-affiliated reinsurers from whom our specialty insurance business has the largest receivable balances were: London Life Reinsurance Corporation (A. M. Best Rating: A rated), MFI Insurance Company, LTD (A. M. Best Rating: Not rated) and Frandisco Property and Casualty Insurance Company (A. M. Best Rating: Not rated). The related receivables of these reinsurers are collateralized by assets on hand, assets held in trust accounts and letters of credit. As of

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018
(in thousands, except share data)

March 31, 2018, the Company does not believe there is a risk of loss due to the concentration of credit risk in the reinsurance program given the collateralization.

(8) Goodwill and Intangible Assets, net

The following table presents identifiable finite and indefinite-lived intangible assets, accumulated amortization, and goodwill by operating segment and/or reporting unit, as appropriate:

	As of March 31, 2018				As of December 31, 2017
		Tiptree Capital				Tiptree Capital
	Specialty insurance	Mortgage	Other	Total	Specialty insurance	Mortgage	Other	Total
Customer relationships	$50,500	$—	$—	$50,500	$50,500	$—	$—	$50,500
Accumulated amortization	(13,789)	—	—	(13,789)	(12,081)	—	—	(12,081)
Trade names	6,500	800	—	7,300	6,500	800	—	7,300
Accumulated amortization	(2,318)	(220)	—	(2,538)	(2,182)	(200)	—	(2,382)
Software licensing	8,500	640	—	9,140	8,500	640	—	9,140
Accumulated amortization	(5,667)	(251)	—	(5,918)	(5,242)	(228)	—	(5,470)
Insurance policies and contracts acquired	36,500	—	—	36,500	36,500	—	—	36,500
Accumulated amortization	(35,581)	—	—	(35,581)	(35,433)	—	—	(35,433)
Insurance licensing agreements(1)	13,761	—	—	13,761	13,761	—	—	13,761
Leases in place (2)	—	—	—	—	2,324	—	—	2,324
Accumulated amortization	—	—	—	—	(142)	—	—	(142)
Intangible assets, net	58,406	969	—	59,375	63,005	1,012	—	64,017
Goodwill	89,854	1,708	—	91,562	89,854	1,708	—	91,562
Total goodwill and intangible assets, net	$148,260	$2,677	$—	$150,937	$152,859	$2,720	$—	$155,579
(1) Represents intangible assets with an indefinite useful life. Impairment tests are performed at least annually on these assets.
(2) Disposed of as part of the sale of Care. See Note (3) Dispositions, Assets Held for Sale & Discontinued Operations.

Goodwill

The following table presents the activity in goodwill, by operating segment and/or reporting unit, as appropriate, and includes the adjustments made to the balance of goodwill to reflect the effect of the final valuation adjustments made for acquisitions, as well as the reduction to any goodwill attributable to discontinued operations or impairment related charges:

		Tiptree Capital
	Specialty insurance	Mortgage	Other	Total
Balance at December 31, 2017	$89,854	$1,708	$—	$91,562
Balance at March 31, 2018	$89,854	$1,708	$—	$91,562

Accumulated impairments	$—	$—	$699	$699

The Company conducts annual impairment tests of its goodwill as of October 1. For the three months ended March 31, 2018 and 2017, respectively, no impairment was recorded on the Company’s goodwill or intangibles.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018
(in thousands, except share data)

	Specialty insurance	Mortgage	Total
Balance at December 31, 2017	$63,005	$1,012	$64,017
Intangible assets divested	(2,167)	—	(2,167)
Less: amortization expense	(2,432)	(43)	(2,475)
Balance at March 31, 2018	$58,406	$969	$59,375

The following table presents the amortization expense on finite-lived intangible assets for the following periods:

	Three Months Ended March 31,
	2018	2017
Amortization expense on intangible assets	$2,475	$2,997
The items previously disclosed for businesses the Company has designated as a discontinued operation are disclosed in Note (3) Dispositions, Assets Held for Sale & Discontinued Operations.

The following table presents the amortization expense on finite-lived intangible assets for the next five years by operating segment and/or reporting unit, as appropriate:

	As of March 31, 2018
	Specialty insurance (VOBA)	Specialty insurance (other)	Mortgage	Total
Remainder of 2018	$317	$6,808	$128	$7,253
2019	217	7,509	171	7,897
2020	123	5,027	171	5,321
2021	82	4,251	171	4,504
2022	54	3,595	126	3,775
2023 and thereafter	126	16,536	202	16,864
Total	$919	$43,726	$969	$45,614

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018
(in thousands, except share data)

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

The following table summarizes the gross notional and fair value amounts of derivatives (on a gross basis) categorized by underlying risk:

	As of March 31, 2018			As of December 31, 2017
	Notional values	Asset derivatives	Liability derivatives	Notional values	Asset derivatives	Liability derivatives
Interest rate risk:
Interest rate lock commitments	$168,602	$4,118	$—	$190,645	$4,808	$—
Forward delivery contracts	61,809	21	—	71,152	30	—
TBA mortgage backed securities	184,000	268	389	197,000	175	117
Total	$414,411	$4,407	$389	$458,797	$5,013	$117

Derivatives Designated as Cash Flow Hedging Instruments

The following table presents the fair value and the related outstanding notional amounts of the Company's cash flow hedging derivative instruments and indicates where the Company records each amount in its condensed consolidated balance sheets:

		As of
	Balance Sheet Location	March 31, 2018 (1)	December 31, 2017
Unrealized gain (loss), net of tax, on the fair value of interest rate swaps	AOCI	$—	$2,074
(1) Deconsolidated of as part of the sale of Care. See Note (3) Dispositions, Assets Held for Sale & Discontinued Operations.

The following table presents the pretax impact of the cash flow hedging derivative instruments on the condensed consolidated financial statements for the following periods:

	Three Months Ended March 31,
	2018	2017
Gains (losses) recognized in AOCI on the derivative-effective portion	$1,111	$(229)

(Gains) losses reclassified from AOCI into income-effective portion	$—	$144

Gains (losses) recognized in income on the derivative-ineffective portion	$—	$(1)

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018
(in thousands, except share data)

(10) Debt, net

The following table summarizes the balance of the Company’s debt obligations, net of discounts and deferred financing costs.

			Maximum borrowing capacity as of	As of
Debt Type	Stated maturity date	Stated interest rate or range of rates	March 31, 2018	March 31, 2018	December 31, 2017
Corporate debt
Secured corporate credit agreements	September 2018 - December 2018	LIBOR + 1.00% to 6.50%	$155,000	$28,000	$28,500
Junior subordinated notes	October 2057	8.50%	125,000	125,000	125,000
Preferred trust securities	June 2037	LIBOR + 4.10%	35,000	35,000	35,000
Total corporate debt				188,000	188,500
Asset based debt
Asset based revolving financing (1) (2)	April 2019 - August 2022	LIBOR + 2.25% - 2.60%	175,000	103,417	118,794
Residential mortgage warehouse borrowings (3)	May 2018 - August 2018	LIBOR + 2.50% to 3.25%	76,000	38,795	48,810
Total asset based debt				142,212	167,604
Total debt, face value				330,212	356,104
Unamortized discount, net				(211)	(191)
Unamortized deferred financing costs				(9,493)	(9,832)
Total debt, net				$320,508	$346,081

(1) Asset based revolving financing is generally recourse only to specific assets and related cash flows.
(2) The weighted average coupon rate for asset based revolving financing was 4.16% and 3.73% at March 31, 2018 and December 31, 2017, respectively.
(3) The weighted average coupon rate for residential mortgage warehouse borrowings was 4.55% and 3.70% at March 31, 2018 and December 31, 2017, respectively.

The table below presents the amount of interest expense the Company incurred on its debt for the following periods:

	Three Months Ended March 31,
	2018	2017
Interest expense on debt	$5,941	$6,078
The items previously disclosed for businesses the Company has designated as a discontinued operation are disclosed in Note (3) Dispositions, Assets Held for Sale & Discontinued Operations.

The following table presents the future maturities of the unpaid principal balance on the Company’s debt as of:

March 31, 2018
Remainder of 2018	$66,795
2019	5,489
2020	—
2021	—
2022	97,928
Thereafter	160,000
Total	$330,212

The following narrative is a summary of certain of the terms of our debt agreements for the period ended March 31, 2018:
Asset Based Debt

Asset Backed Revolving Financing

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018
(in thousands, except share data)

As of March 31, 2018 and December 31, 2017, a total of $97,928 and $101,428, respectively, was outstanding under the corporate loan financing agreement in our specialty insurance business.

During the three months ended March 31, 2018, the $11,917 balance of the NPL financing in our specialty insurance business was paid off and the borrowing was extinguished.

As of March 31, 2018 and December 31, 2017, a total of $5,489 and $5,449, respectively, was outstanding under the borrowing related to our premium finance business within a subsidiary in our specialty insurance business.

Residential Mortgage Warehouse Borrowings

The maturity date for a warehouse line of credit through a subsidiary in our mortgage business was extended during the three months ended March 31, 2018. A borrowing extended its maturity from March 2018 to May 2018.

As of March 31, 2018, the Company is in compliance with the representations and covenants for outstanding borrowings or has obtained waivers for any events of non-compliance, other than a waiver of non-compliance with a warehouse line of Luxury with approximately $11.3 million outstanding which the Company has classified as liabilities held for sale. The Company is taking action to obtain a waiver or cause Luxury to be in compliance.

(11) Fair Value of Financial Instruments

The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs to the extent possible to measure a financial instrument’s fair value. Observable inputs reflect the assumptions market participants would use in pricing an asset or liability, and are affected by the type of product, whether the product is traded on an active exchange or in the secondary market, as well as current market conditions. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Fair value is estimated by applying the hierarchy discussed in Note (2) Summary of Significant Accounting Policies which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized within Level 3 of the fair value hierarchy.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018
(in thousands, except share data)

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

Equity securities, at fair value

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

The Company’s investment in Invesque is subject to certain contractual restrictions on registration and sale. The fair value of the Invesque shares is based on the market price adjusted for the impact of such restrictions. As of March 31, 2018 the weighted average estimated restriction period was 11 months. As a result of the discount on the Invesque investment, the fair value measurement falls under Level 2 of the fair value hierarchy.

Loans, at fair value

Corporate Loans: These loans are comprised of a diversified portfolio of middle market and broadly syndicated leveraged loans and are generally classified within either Level 2 or Level 3 in the fair value hierarchy. The Company has evaluated each loan’s respective liquidity and has additionally performed valuation benchmarking. The key characteristics which were evaluated as part of this determination were liquidity ratings, price changes to index benchmarks, depth of quotes, credit ratings and industry trends.

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

NPLs that have become REOs were measured at fair value on a non-recurring basis during the three months ended March 31, 2018 and the year ended December 31, 2017. The carrying value of REOs at March 31, 2018 and December 31, 2017 was $16,811 and $16,056, respectively. Upon conversion to REO, the fair value is estimated using broker price opinion (BPO). BPOs are subject to judgments of a particular broker formed by visiting a property, assessing general home values in an area, reviewing comparable listings, and reviewing comparable completed sales. These judgments may vary among brokers and may fluctuate over time based on housing market activities and the influx of additional comparable listings and sales. REO is included in other investments. Subsequent to conversion, REOs are carried at lower of cost or market.

Derivative Assets and Liabilities

Derivatives are comprised of interest rate lock commitments (IRLC) and to be announced mortgage backed securities (TBA) . The fair value of these instruments is based upon valuation pricing models, which represent the amount the Company would

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018
(in thousands, except share data)

expect to receive or pay at the balance sheet date to exit the position. Our mortgage origination subsidiaries issue IRLCs to its customers, which are carried at estimated fair value on the Company’s condensed consolidated balance sheet. The estimated fair values of these commitments are generally calculated by reference to the value of the underlying loan associated with the IRLC net of costs to produce and an expected fall out assumption. The fair values of these commitments generally result in a Level 3 classification. Our mortgage origination subsidiaries manage their exposure by entering into forward delivery commitments with loan investors. For loans not locked with investors under a forward delivery commitment, the Company enters into hedge instruments, primarily TBAs, to protect against movements in interest rates. The fair values of TBA mortgage backed securities and forward delivery contracts generally result in a Level 2 classification.

The following tables present the Company’s fair value hierarchies for financial assets and liabilities, measured on a recurring basis:

	As of March 31, 2018
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value
Assets:
Available for sale securities, at fair value:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$37,976	$—	$37,976
Obligations of state and political subdivisions	—	54,527	—	54,527
Obligations of foreign governments	—	2,407	—	2,407
Certificates of deposit	1,966	—	—	1,966
Asset backed securities	—	41,007	3,445	44,452
Corporate securities	—	71,481	—	71,481
Total available for sale securities, at fair value	1,966	207,398	3,445	212,809

Loans, at fair value:
Corporate loans	—	37,026	117,351	154,377
Mortgage loans held for sale	—	52,757	—	52,757
Non-performing loans	—	—	32,197	32,197
Total loans, at fair value	—	89,783	149,548	239,331

Equity securities, at fair value	11,760	128,431	47	140,238

Other investments:
Derivative assets:
Forward delivery contracts	—	21	—	21
Interest rate lock commitments	—	—	4,118	4,118
TBA mortgage backed securities	—	268	—	268
Total derivative assets	—	289	4,118	4,407
CLOs	—	—	3,359	3,359
Debentures	—	5,116	—	5,116
Total other investments, at fair value	—	5,405	7,477	12,882

Total	$13,726	$431,017	$160,517	$605,260

Liabilities:
Derivative liabilities:
TBA mortgage backed securities	$—	$389	$—	$389
Total derivative liabilities (included in other liabilities and accrued expenses)	—	389	—	389
Contingent consideration payable	—	—	—	—
Total	$—	$389	$—	$389

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018
(in thousands, except share data)

	As of December 31, 2017
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value
Assets:
Available for sale securities, at fair value:
Equity securities	$541	$—	$47	$588
U.S. Treasury securities and obligations of U.S. government authorities and agencies	—	47,945	—	47,945
Obligations of state and political subdivisions	—	46,981	—	46,981
Obligations of foreign governments	—	570	—	570
Certificates of deposit	896	—	—	896
Asset backed securities	—	23,493	—	23,493
Corporate bonds	—	61,975	—	61,975
Total available for sale securities, at fair value	1,437	180,964	47	182,448

Loans, at fair value:
Corporate loans	—	40,925	116,736	157,661
Mortgage loans held for sale	—	62,846	—	62,846
Non-performing loans	—	—	37,666	37,666
Total loans, at fair value	—	103,771	154,402	258,173

Equity securities, at fair value	25,536	—	—	25,536

Other investments:
Derivative assets:
Forward delivery contracts	—	30	—	30
Interest rate lock commitments	—	—	4,808	4,808
TBA mortgage backed securities	—	175	—	175
Total derivative assets	—	205	4,808	5,013
CLOs	—	—	3,409	3,409
Debentures	—	4,163	—	4,163
Total other investments, at fair value	—	4,368	8,217	12,585

Total	$26,973	$289,103	$162,666	$478,742

Liabilities:
Derivative liabilities:
TBA mortgage backed securities	$—	$117	$—	$117
Total derivative liabilities (included in other liabilities and accrued expenses)	—	117	—	117
Contingent consideration payable	—	—	—	—
Total	$—	$117	$—	$117

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018
(in thousands, except share data)

The following table represents additional information about assets that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value for the following periods:

	Three Months Ended March 31,
	2018 (1)	2017 (1)
	Non-CLO assets	Non-CLO assets	CLO assets
Balance at January 1,	$162,666	$211,192	$585,870
Net realized gains (losses)	(77)	850	(332)
Net unrealized gains (losses)	1,106	1,802	1,427
Origination of IRLC	11,372	14,478	—
Purchases	23,298	10,514	30,896
Sales (1)	(22,633)	(14,377)	(37,037)
Issuances	77	219	272
Transfer into Level 3 (1)	7,624	9,960	26,990
Transfer adjustments (out of) Level 3 (1)	(7,420)	(11,229)	(64,120)
Deconsolidation of CLOs due to sale	—	1,342	(251,300)
Conversion to real estate owned	(3,435)	(2,968)	—
Conversion to mortgage held for sale	(12,061)	(14,361)	—
Other	—	(32)	—
Balance at March 31,	$160,517	$207,390	$292,666

Changes in unrealized gains (losses) included in earnings related to assets still held at period end	$1,105	$1,727	$1,366

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

The following table represents additional information about liabilities that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value for the following periods:

	Three Months Ended March 31,
	2018	2017
	Non-CLO liabilities	Non-CLO liabilities	CLO liabilities
Balance at January 1,	$—	$3,084	$912,034
Net unrealized (gains) losses	—	—	(48)
Dispositions	—	—	(21,410)
FV adjustment	—	554	—
Deconsolidation of CLOs due to sale	—	—	(378,043)
Balance at March 31,	$—	$3,638	$512,533

Changes in unrealized (gains) losses included in earnings related to liabilities still held at period end	$—	$—	$(48)

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018
(in thousands, except share data)

The following is quantitative information about Level 3 significant unobservable inputs used in fair valuation.

	Fair Value as of				Actual or Range (Weighted average)
Assets	March 31, 2018	December 31, 2017	Valuation technique	Unobservable input(s)	March 31, 2018	December 31, 2017
Interest rate lock commitments	$4,118	$4,808	Internal model	Pull through rate	50% - 95%	50% - 95%
NPLs	32,197	37,666	Discounted cash flow	See table below (1)	See table below	See table below
Total	$36,315	$42,474

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

	As of March 31, 2018			As of December 31, 2017
Unobservable inputs	High	Low	Average(1)	High	Low	Average(1)
Discount rate	30.0%	16.0%	23.8%	30.0%	16.0%	23.5%
Loan resolution time-line (Years)	2.0	0.4	1.3	2.3	0.5	1.3
Value of underlying properties	$1,775	$45	$335	$1,775	$40	$306
Holding costs	21.1%	4.8%	7.2%	22.0%	5.3%	7.6%
Liquidation costs	15.9%	8.4%	9.3%	16.8%	8.4%	9.4%
Note rate	6.0%	3.0%	4.9%	6.0%	3.0%	4.8%
Secondary market transaction prices/UPB	88.5%	75.5%	83.8%	88.5%	75.5%	83.4%

(1)	Weighted based on value of underlying properties (excluding the value of underlying properties line item).

	Fair Value as of				Actual or Range (Weighted average)
Liabilities	March 31, 2018	December 31, 2017	Valuation technique	Unobservable input(s)	March 31, 2018	December 31, 2017
Contingent consideration payable - Reliance	$—	$—	Cash Flow model (1)	Forecast EBITDA	$1,300 - $6,400	$1,300 - $6,400
				Book value growth rate	N/A	N/A
				Asset volatility	N/A	N/A
Total	$—	$—

(1) Monte Carlo simulation is run, as needed.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018
(in thousands, except share data)

The following table presents the carrying amounts and estimated fair values of financial assets and liabilities that are not recorded at fair value and their respective levels within the fair value hierarchy:

	As of March 31, 2018			As of December 31, 2017
	Level within fair value hierarchy	Fair value	Carrying value	Level within fair value hierarchy	Fair value	Carrying value
Assets:
Notes and accounts receivable, net	2	$12,146	$12,146	2	$12,225	$12,225
Total assets		$12,146	$12,146		$12,225	$12,225

Liabilities:
Debt, net	3	$330,782	$330,001	3	$356,537	$355,913
Total liabilities		$330,782	$330,001		$356,537	$355,913
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

Accounts and Premiums Receivable, net, retrospective commissions receivable and other receivables: The carrying amounts approximate fair value since no interest rate is charged on these short duration assets. Categorized as Level 2 of the fair value hierarchy. See Note (6) Notes and Accounts Receivable, net.

Due from Brokers, Dealers, and Trustees and Due to Brokers, Dealers and Trustees: The carrying amounts are included in other assets and other liabilities and accrued expenses and approximate their fair value due to their short‑term nature. Categorized as Level 2 of the fair value hierarchy.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018
(in thousands, except share data)

(12) Liability for Unpaid Claims and Claim Adjustment Expenses

Roll forward of Claim Liability

The following table presents the activity in the net liability for unpaid losses and allocated loss adjustment expenses of short-duration contracts for the following periods:

	Three Months Ended March 31,
	2018	2017
Policy liabilities and unpaid claims balance as of January 1	$112,003	$103,391
Less : liabilities of policy-holder accounts balances, gross	(15,474)	(17,417)
Less : non-insurance warranty benefit claim liabilities	(58)	(91)
Gross liabilities for unpaid losses and loss adjustment expenses	96,471	85,883
Less : reinsurance recoverable on unpaid losses - short duration	(73,778)	(63,112)
Less : other lines, gross	(224)	(208)
Net balance as of January 1, short duration	22,469	22,563

Incurred (short duration) related to:
Current year	25,002	26,004
Prior years	6,966	2,684
Total incurred	31,968	28,688

Paid (short duration) related to:
Current year	14,434	14,035
Prior years	14,179	13,546
Total paid	28,613	27,581

Net balance as of March 31, short duration	25,824	23,670
Plus : reinsurance recoverable on unpaid losses - short duration	76,619	63,708
Plus : other lines, gross	172	199
Gross liabilities for unpaid losses and loss adjustment expenses	102,615	87,577
Plus : liabilities of policy-holder accounts balances, gross	15,048	16,928
Plus : non-insurance warranty benefit claim liabilities	77	118
Policy liabilities and unpaid claims balance as of March 31,	$117,740	$104,623

The following schedule reconciles the total on short duration contracts per the table above to the amount of total losses incurred as presented in the condensed consolidated statement of operations, excluding the amount for member benefit claims:

	Three Months Ended March 31,
	2018	2017
Total incurred	$31,968	$28,688
Other lines incurred	46	(2)
Unallocated loss adjustment expense	698	469
Total losses incurred	$32,712	$29,155
For the three months ended March 31, 2018, the Company’s specialty insurance business experienced an increase in prior year case development of $6,966. This included $3,295 in non-standard auto and $3,831 in credit. This development was partially offset by favorable development in its warranty business. The warranty and credit lines of business are primarily in retrospective commission arrangements that cause loss development to minimally impact the operating income of the Company.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018
(in thousands, except share data)

(13) Revenue From Contracts with Customers

As discussed in Note (2) Summary of Significant Accounting Policies, the Company adopted ASU 2014-09 and other ASUs related to Topic 606 as of January 1, 2018. A substantial majority of the Company’s non-investment related revenues are comprised of revenues from insurance contracts that are accounted for under Financial Services-Insurance (Topic 944) or certain financial services products (e.g. gains upon the origination of mortgages) that are not within the scope of the new standard. There was no impact to any prior period amounts or transition adjustment recorded as a result of the adoption of the new standard.

Revenue from contracts with customers is primarily comprised of asset management fee income included as a part of other revenue, and warranty coverage, car club and other revenues included as a part of service and administrative fees in our specialty insurance business. The table below presents the disaggregated amounts of revenue from contracts with customers by product type for the following periods:

	Three Months Ended March 31,
	2018	2017
Asset management fee income	$1,577	$1,707
Warranty coverage revenue	6,123	3,705
Car club revenue	7,829	7,722
Other	2,097	1,896
Revenue from contracts with customers	$17,626	$15,030

Management Fees
The Company earns asset management fee income in the form of base management fees and incentives from the CLOs it manages. These base management fees are billed as the services are provided and paid periodically in accordance with the terms of the individual management agreements for as long as the Company manages the funds. Base management fees typically consist of fees based on the amount of assets held in the CLOs. Base management fees are recognized as revenue when earned. The Company does not recognize incentive fees until all contractual contingencies have been removed.

Service and Administrative Fees
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

Information on Remaining Performance Obligations
We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at March 31, 2018.

Contract Balances
The timing of our revenue recognition may differ from the timing of payment by our customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018
(in thousands, except share data)

The table below presents the activity in the significant deferred assets and liabilities related to revenue from contracts with customers for the three month period ended March 31, 2018.

	January 1, 2018			March 31, 2018
	Beginning balance	Additions	Amortizations	Ending balance
Deferred costs
Warranty coverage revenue	$2,249	$96	$373	$1,972
Car club revenue	11,144	4,357	5,916	9,585
Total	$13,393	$4,453	$6,289	$11,557

Deferred revenue
Warranty coverage revenue	$28,324	$9,329	$6,123	$31,530
Car club revenue	14,861	5,677	7,829	12,709
Total	$43,185	$15,006	$13,952	$44,239

Bad debt expense was not material for any period presented.
(14) Other Assets and Other Liabilities and Accrued Expenses

Other Assets

The following table presents the components of other assets as reported in the condensed consolidated balance sheets:

	As of
	March 31, 2018	December 31, 2017
Due from brokers	$3,468	$261
Furniture, fixtures and equipment, net	4,453	4,304
Prepaid expenses	6,867	7,297
Accrued interest receivable	3,239	2,248
Management fee receivable	1,583	2,247
Income tax receivable	9,588	9,588
Other	12,924	5,639
Total other assets	$42,122	$31,584

The following table presents the depreciation expense related to furniture, fixtures and equipment for the following periods:

	Three Months Ended March 31,
	2018	2017
Depreciation expense related to furniture, fixtures and equipment	$497	$584
The items previously disclosed for businesses the Company has designated as a discontinued operation are disclosed in Note (3) Dispositions, Assets Held for Sale & Discontinued Operations.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018
(in thousands, except share data)

Other Liabilities and Accrued Expenses

The following table presents the components of other liabilities and accrued expenses as reported in the condensed consolidated balance sheets:

	As of
	March 31, 2018	December 31, 2017
Accounts payable and accrued expenses	$42,047	$52,032
Deferred tax liabilities, net	31,962	22,744
Due to brokers	4,352	8,669
Commissions payable	9,681	14,185
Accrued interest payable	6,061	3,393
Escrow payable	8,955	6,753
Other	14,760	13,545
Total other liabilities and accrued expenses	$117,818	$121,321

(15) Other Revenue, Other Expenses and Other Income

Other Revenue

The following table presents the components of other revenue as reported in the condensed consolidated statement of operations, primarily comprised of interest income and loan fee income related to loans at fair value, and management fees from our asset management business:

	Three Months Ended March 31,
	2018	2017
Interest income	$1,877	$4,706
Dividend income	1,663	—
Loan fee income	1,998	3,216
Management fee income	1,577	1,707
Other	1,642	565
Total other revenue	$8,757	$10,194
The items previously disclosed for businesses the Company has designated as a discontinued operation are disclosed in Note (3) Dispositions, Assets Held for Sale & Discontinued Operations.

Other Expenses

The following table presents the components of other expenses as reported in the condensed consolidated statement of operations:

	Three Months Ended March 31,
	2018	2017
Professional fees	$5,072	$3,691
General and administrative	3,752	3,821
Premium taxes	3,622	3,147
Mortgage origination expenses	2,183	2,035
Rent and related	2,396	2,555
Other	2,140	2,370
Total other expense	$19,165	$17,619
The items previously disclosed for businesses the Company has designated as a discontinued operation are disclosed in Note (3) Dispositions, Assets Held for Sale & Discontinued Operations.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018
(in thousands, except share data)

Other Income

The CLOs are considered variable interest entities (VIE) and the Company consolidates entities when it is determined to be the primary beneficiary under current VIE accounting guidance.

During 2017 the Company exited all consolidated CLOs. See Note (3) Dispositions, Assets Held for Sale & Discontinued Operations.

The following table represents revenue and expenses of the consolidated CLOs included in the Company’s consolidated statements of operations for the periods indicated:

	Three Months Ended March 31,
	2018	2017
Income:
Net realized and unrealized gains (losses)	$—	$1,253
Interest income	—	7,614
Total income	—	8,867
Expenses:
Interest expense	—	4,775
Other expense	—	177
Total expense	—	4,952
Net income (loss) attributable to consolidated CLOs	$—	$3,915

As summarized in the table below, the application of the measurement alternative results in the consolidated net income summarized above to be equivalent to the Company’s own economic interests in the CLOs which are eliminated upon consolidation:

Economic interests:	Three Months Ended March 31,
	2018	2017
Distributions received	$—	$2,167
Realized and unrealized gains (losses) on subordinated notes held by the Company, net	—	1,381
Total	—	3,548
Management fee income	—	367
Total economic interests	$—	$3,915

(16) Stockholders’ Equity

TFP owns a warrant to purchase 652,500 shares of Class A common stock at $11.33 per share which is immediately exercisable and expires on September 30, 2018. Such an exercise would be accounted for as treasury stock held at TFP and would have no impact on the Company’s financial statements. See Note (22) Subsequent Events for the impact of the reorganization merger on the terms of this warrant.

In connection with the June 30, 2012 internalization of TFP’s management, TFP issued warrants to acquire 750,000 TFP LP units at $23.73 per unit, subject to an anti-dilution provision, which is immediately exercisable and expires on June 30, 2022. As of March 31, 2018 warrant holders had the right to acquire 805,986 TFP LP Units at $21.232 per unit. If the warrant is exercised, an aggregate of 2,255,149 shares of Class A common stock would be issuable upon exchange of the TFP units. See Note (22) Subsequent Events for the impact of the reorganization merger on the terms of this warrant.

On March 19, 2018 the Company’s Board of Directors approved a daily stock repurchase program for the repurchase of up to $10.0 million of shares of the Company’s outstanding Class A common stock. The Company’s Board of Directors extended the Company’s authorization to make additional block repurchases of up to $10.0 million of shares in the aggregate, at the discretion of the Company's Executive Committee.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018
(in thousands, except share data)

	Three Months Ended March 31, 2018		As of March 31, 2018
	Number of shares purchased	Average price per share	Remaining repurchase authorization
Share repurchase program	29,365	$6.36	$9,813
Block repurchase program	—	—	10,000
Total	29,365	$6.36	$19,813

The Company declared cash dividends per share for the following periods presented below:

	Dividends per share for
	Three Months Ended March 31,
	2018	2017
First Quarter	$0.035	$0.030
Total cash dividends declared	$0.035	$0.030

Statutory Reporting and Insurance Company Subsidiaries Dividend Restrictions

The Company's regulated insurance company subsidiaries may pay dividends to our insurance holding company, subject to statutory restrictions. Payments in excess of statutory restrictions (extraordinary dividends) to our insurance holding company are permitted only with prior approval of the insurance department of the applicable state of domicile. The Company eliminated all dividends from its subsidiaries in the condensed consolidated financial statements. For the three months ended March 31, 2018 and March 31, 2017, respectively, the Company's insurance company subsidiaries did not pay any ordinary or extra ordinary dividends.

The following table presents the combined statutory capital and surplus of the Company's insurance company subsidiaries, the required minimum statutory capital and surplus, as required by the laws of the states in which they are domiciled, and the combined amount available for ordinary dividends of the Company's insurance company subsidiaries for the following periods:

	As of
	March 31, 2018	December 31, 2017
Combined statutory capital and surplus of the Company's insurance company subsidiaries	$107,902	$105,989

Required minimum statutory capital and surplus	$19,200	$19,200

Amount available for ordinary dividends of the Company's insurance company subsidiaries	$10,115	$10,115

At March 31, 2018, the maximum amount of dividends that our regulated insurance company subsidiaries could pay under applicable laws and regulations without regulatory approval was approximately $10,115. The Company may seek regulatory approval to pay dividends in excess of this permitted amount, but there can be no assurance that the Company would receive regulatory approval if sought.

Under the National Association of Insurance Commissioners (NAIC) Risk-Based Capital Act of 1995, a company's Risk-Based Capital (RBC) is calculated by applying certain risk factors to various asset, claim and reserve items. If a company's adjusted surplus falls below calculated RBC thresholds, regulatory intervention or oversight is required. The Company's insurance company subsidiaries' RBC levels, as calculated in accordance with the NAIC’s RBC instructions, exceeded all RBC thresholds as of March 31, 2018.

The following table presents the net income of the Company’s statutory insurance companies for the following periods:

	Three Months Ended March 31,
	2018	2017
Net income of statutory insurance companies	$6,172	$3,047

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018
(in thousands, except share data)

(17) Accumulated Other Comprehensive Income (Loss)

The following table presents the activity in accumulated other comprehensive income (loss) (AOCI), net of tax, for the following periods:

	Unrealized gains (losses) on			Amount attributable to noncontrolling interests
	Available for sale securities	Interest rate swaps	Total AOCI	TFP	Other	Total AOCI to Tiptree Inc.
Balance at December 31, 2016	$(700)	$1,759	$1,059	$(128)	$(376)	$555
Other comprehensive income (losses) before reclassifications	435	84	519	(116)	(26)	377
Amounts reclassified from AOCI	31	99	130	—	—	130
Period change	466	183	649	(116)	(26)	507
Balance at March 31, 2017	$(234)	$1,942	$1,708	$(244)	$(402)	$1,062

Balance at December 31, 2017	$(460)	$2,074	$1,614	$(222)	$(426)	$966
Other comprehensive income (losses) before reclassifications	(1,789)	835	(954)	61	210	(683)
Amounts reclassified from AOCI	415	—	415	—	—	415
Reclassification of AOCI - interest rate swaps (1)	—	(2,909)	(2,909)	502	226	(2,181)
Period change	(1,374)	(2,074)	(3,448)	563	436	(2,449)
Balance at March 31, 2018	$(1,834)	$—	$(1,834)	$341	$10	$(1,483)
(1) Relates to the sale of Care. See Note (3) Dispositions, Assets Held for Sale & Discontinued Operations

The following table presents the reclassification adjustments out of AOCI included in net income and the impacted line items on the condensed consolidated statement of operations for the following periods:

	Three Months Ended March 31,		Affected line item in consolidated statement of operations
Components of AOCI	2018	2017
Unrealized gains (losses) on available for sale securities	$(531)	$(47)	Net realized and unrealized gains (losses)
Related tax (expense) benefit	116	16	Provision for income tax
Net of tax	$(415)	$(31)

Unrealized gains (losses) on interest rate swaps	$—	$(144)	Interest expense
Reclassification of AOCI - interest rate swaps (1)	3,845	—	Gain on sale of discontinued operations
Related tax (expense) benefit	(936)	45	Provision for income tax
Net of tax	$2,909	$(99)
(1) Relates to the sale of Care. See Note (3) Dispositions, Assets Held for Sale & Discontinued Operations

(18) Stock Based Compensation

Equity Plans

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018
(in thousands, except share data)

2017 Equity Plan	Number of shares (1)
Available for issuance as of December 31, 2017	6,017,012
RSU and option awards granted	(523,654)
Available for issuance as of March 31, 2018	5,493,358
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
The following table summarizes changes to the issuances of RSUs under the 2017 Equity Plan for the periods indicated:

	Number of shares issuable	Weighted average grant date fair value
Unvested units as of December 31, 2017	598,882	$6.48
Granted (1)	280,991	5.87
Vested	(168,700)	6.05
Unvested units as of March 31, 2018	711,173	$6.34
(1) Includes grants of 12,192 shares of Class A common stock to directors.
The Company values RSUs at their grant-date fair value as measured by Tiptree’s common stock price. Included in vested shares for 2018 are 22,727 shares surrendered to pay taxes on behalf of the employees with shares vesting. During the three months ended March 31, 2018, the Company granted 268,799 RSUs to employees of the Company. 147,467 shares vest ratably over a period of three years that began in February 2018 and the remaining 121,332 shares will cliff vest in February 2021.

Subsidiary Incentive Plans

Certain of the Company’s subsidiaries have established RSU programs under which they are authorized to issue RSUs or their equivalents, representing equity of such subsidiaries to certain of their employees. Such awards are accounted for as equity. These RSUs are subject to performance-vesting criteria based on the performance of the subsidiary (performance vesting RSUs) and time-vesting subject to continued employment (time vesting RSUs). Following the service period, such vested RSUs may be exchanged at fair market value, at the option of the holder, for Tiptree Class A common stock under the 2017 Equity Plan. The Company has the option, but not the obligation to settle the exchange right in cash.
The following table summarizes changes to the issuances of subsidiary RSU’s under the subsidiary incentive plans for the periods indicated:

Grant date fair value of equity shares issuable
Unvested balance as of December 31, 2017	$8,792
Vested	(1,466)
Unvested balance as of March 31, 2018	$7,326
The vested and unvested balance (assuming full vesting) translates to 1,854,846 shares of Class A common stock if converted as of March 31, 2018.
Stock Options

Option awards have been granted to the Executive Committee with an exercise price equal to the fair market value of our common stock on the date of grant. The option awards have a 10-year term and are subject the recipient’s continuous service, a market requirement, and vest one third on each of the third, fourth and fifth anniversary of the grant date. The market requirement is a book value per share target that can be met at any time before the option expires and it only needs to be met once for the option to remain exercisable for the remainder of its term. If the service condition is met, the full amount of the compensation expense

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018
(in thousands, except share data)

will be recognized over the appropriate vesting period whether the market requirement is met or not. The options granted in 2018 include a retirement provision and are amortized over the lessor of the service condition or expected retirement date.

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

The following table presents the assumptions used to estimate the fair values of the stock options granted for the following period:

Valuation Input	Three Months Ended March 31, 2018
	Assumption	Average
Historical volatility	30.63%	N/A
Risk-free rate	2.85%	N/A
Dividend yield	2.03%	N/A
Expected term (years)		6.5

The following table presents the Company's stock option activity for the current period:

	Options outstanding	Weighted average exercise price (in dollars per stock option)	Weighted average grant date value (in dollars per stock option)	Options exercisable
Balance, December 31, 2017	821,864	$6.36	$2.82	—
Granted	242,663	5.85	1.88	—
Balance, March 31, 2018 (1)	1,064,527	$6.24	$2.61	—

Weighted average remaining contractual term at March 31, 2018 (in years)	8.9
(1) Book value targets for grants in 2018, 2017, and 2016 are $9.97, $10.14, and $8.96, respectively.

Stock-based Compensation Expense

The following table presents total stock-based compensation expense and the related income tax benefit recognized on the condensed consolidated statements of operations:

	Three Months Ended March 31,
	2018	2017
Employee compensation and benefits	$1,233	$1,798
Income tax benefit	(259)	(634)
Net stock-based compensation expense	$974	$1,164

Additional information on total non-vested stock-based compensation is as follows:

	As of
	March 31, 2018
	Stock options	Restricted stock awards and RSUs
Unrecognized compensation cost related to non-vested awards	$1,927	$8,381
Weighted - average recognition period (in years)	2.85	1.70

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018
(in thousands, except share data)

(19) Income Taxes

The following table represents the income tax expense (benefit):

	Three Months Ended March 31,
	2018		2017
Total income tax expense (benefit) from continuing operations	$(1,568)		$1,568

Effective tax rate (ETR)	22.3%	(1)	40.6%	(2)

Income tax expense (benefit) from discontinued operations	$12,327		$(402)

(1) Higher than the U.S. federal statutory income tax rate of 21% due to the effect of state income taxes and the dividends received deduction, partially offset by the impact of valuation allowance and other discrete items.

(2) Higher than the previous U.S. federal statutory income tax rate of 35% primarily due to state income taxes and other discrete items.

(20) Commitments and Contingencies

Contractual Obligations

The table below summarizes the Company’s contractual obligations by period that payments are due:

	As of March 31, 2018
	Less than one year	1-3 years	3-5 years	More than 5 years	Total
Total - operating lease obligations (1)	$5,045	$11,600	$9,704	$19,705	$46,054

(1)	Minimum rental obligations for Tiptree, Luxury, Reliance and Fortegra office leases.

The following table presents rent expense for the Company’s office leases recorded on the condensed consolidated statements of operations:

	Three Months Ended March 31,
	2018	2017
Rent expense for office leases	$1,495	$1,698
The items previously disclosed for businesses the Company has designated as a discontinued operation are disclosed in Note (3) Dispositions, Assets Held for Sale & Discontinued Operations

Litigation
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

The Company and its subsidiaries are parties to other legal proceedings in the ordinary course of business. Although the Company’s legal and financial liability with respect to such proceedings cannot be estimated with certainty, the Company does not believe that these proceedings, either individually or in the aggregate, are likely to have a material adverse effect on the

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018
(in thousands, except share data)

Company’s financial position.

(21) Earnings Per Share

The Company calculates basic net income per Class A common share based on the weighted average number of Class A common shares outstanding (inclusive of vested restricted share units). The unvested restricted share units have the non-forfeitable right to participate in dividends declared and paid on the Company’s common stock on an as vested basis and are therefore considered a participating security. The Company calculates basic earnings per share using the “two-class” method, and for the three months ended March 31, 2018 and 2017, the income available to common stockholders was allocated to the unvested restricted stock units.

Diluted net income per Class A common shares for the period includes the effect of potential equity of subsidiaries as well as potential Class A common stock, if dilutive. For the three months ended March 30, 2018 the assumed exercise of all dilutive instruments were anti-dilutive to continuing operations and not included in diluted net income per Class A common share calculation.

The following table presents a reconciliation of basic and diluted net income per common share for the following periods:

	Three Months Ended March 31,
	2018	2017
Net income (loss) from continuing operations	$(5,475)	$2,470
Less:
Net income (loss) attributable to non-controlling interests	(1,116)	577
Net income allocated to participating securities	—	28
Net income (loss) from continuing operations attributable to Tiptree Inc. Class A common shares	(4,359)	1,865

Net income (loss) from discontinued operations	34,481	(1,128)
Less:
Net income (loss) from discontinued operations attributable to non-controlling interests	6,562	(335)
Net income allocated to participating securities	—	(12)
Net income (loss) from discontinued operations attributable to Tiptree Inc. Class A common shares	27,919	(781)
Net income (loss) attributable to Tiptree Inc. Class A common shares - basic	$23,560	$1,084
Effect of Dilutive Securities:
Securities of subsidiaries	—	(17)
Adjustments to income relating to exchangeable interests, net of tax	—	205
Net income (loss) attributable to Tiptree Inc. Class A common shares - diluted	$23,560	$1,272

Weighted average number of shares of Tiptree Inc. Class A common stock outstanding - basic	29,861,496	28,424,824
Weighted average number of incremental shares of Tiptree Inc. Class A common stock issuable from exchangeable interests and contingent considerations	—	8,325,132
Weighted average number of shares of Tiptree Inc. Class A common stock outstanding - diluted	29,861,496	36,749,956

Basic:
Net income (loss) from continuing operations	$(0.15)	$0.07
Net income (loss) from discontinued operations	0.94	(0.03)
Net income (loss) attributable to Tiptree Inc. Class A common shares	$0.79	$0.04

Diluted:
Net income (loss) from continuing operations	$(0.15)	$0.06
Net income (loss) from discontinued operations	0.94	(0.03)
Net income (loss) attributable to Tiptree Inc. Class A common shares	$0.79	$0.03

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018
(in thousands, except share data)

(22) Subsequent Events

On April 3, 2018, the Company issued, through a subsidiary, 1,187,468 shares of Class A common stock to a limited partner of TFP in exchange for an aggregate of 424,399 TFP partnership units. TFP delivered to the Company for cancellation one share of Class B common stock of Tiptree for each share of Class A common stock issued. After the exchange, Tiptree directly owned approximately 84% of TFP.

On April 10, 2018, the Company completed a reorganization merger whereby TFP merged with and into the Company with the Company continuing as the surviving company (Reorganization Merger). Prior to the Reorganization Merger, Tiptree owned approximately 84% of TFP and TFP owned 100% of Tiptree Operating Company, LLC (OpCo), the operating subsidiary that holds all of the Company’s consolidated subsidiaries. After the Reorganization Merger, TFP ceased to exist and the Company owned 100% of OpCo.

In connection with the Reorganization Merger, each TFP limited partner other than TFI received 2.798 shares of Class A common stock for each partnership unit. Outstanding warrants to acquire 652,500 Class A shares at an exercise price of $11.33 per share owned by TFP were canceled. Warrants to acquire 103,994 shares of Class A common stock at an exercise price of $11.33 per share were issued to partners of TFP other than TFI. The warrants to acquire 805,986 TFP LP units at $21.232 per unit were canceled and TFI issued warrants for 2,255,149 Tiptree Class A shares at an exercise price of $7.59 per share to holders of the canceled warrants. In addition, TFI canceled all of the outstanding Class B common stock.

On April 16, 2018, the Company canceled 5,035,977 shares of Class A common stock held by a subsidiary of the Company.

In April 2018, a subsidiary in our mortgage business extended the maturity date of a $50,000 warehouse line of credit from May 2018 to May 2019.

On May 3, 2018, the Company’s board of directors declared a quarterly cash dividend of $0.035 per share to Class A stockholders with a record date of May 21, 2018, and a payment date of May 29, 2018.

On May 4, 2018 (the Effective Date), Operating Company entered into a Fifth Amendment to the Credit Agreement with Fortress providing for an additional $47,000 borrowing for a total principal amount outstanding of $75,000 as of the Effective Date. The Fifth Amendment extends the maturity date of all term loans under the Credit Agreement from September 18, 2018 to September 18, 2020. The amended facility also has a new interest rate at a variable rate of equal to one-month LIBOR with a LIBOR floor of 1.25%, plus a margin of 5.50% per annum and has a pre-payment fee of 1% for six months.

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

OVERVIEW

Tiptree is a holding company that combines insurance operations with investment management expertise. Our principal operating subsidiary is a leading provider of specialty insurance products and related services, including credit protection insurance, warranty products, and insurance programs which underwrite niche personal and commercial lines of insurance. We also allocate capital across a broad spectrum of investments, which we refer to as Tiptree Capital. Today, Tiptree Capital consists of asset management operations, mortgage operations and other investments, which include our minority interest in Invesque. When considering capital allocation decisions, we take a diversified approach, looking across sectors, geographies and asset classes, all with a longer-term horizon. We evaluate our performance primarily by the comparison of our shareholder’s long-term total return on capital, as measured by Adjusted EBITDA and growth in book value per share plus dividends.

Year-to-date 2018, we have executed on several strategic objectives:

Insurance:

•
Specialty Insurance operations continued to grow as gross written premiums were $201 million, up 21.3%, driven by growth in warranty and credit products. Net written premiums were $109 million, up 26.5%, driven by increase in retention of credit products and growth in warranty products.

•	On March 28, 2018, we expanded our insurance operations into Europe with the creation of Fortegra Europe Insurance Company Limited (“FEIC”).

Tiptree Capital:

•
On February 1, 2018, we sold our senior living operations to Invesque in exchange for a net 16.4 million shares of Invesque common stock. Tiptree’s increase to book value was $0.91 per share, or a 9.1% increase over our December 31, 2017 book value per share, as exchanged.

Corporate:

•	On March 23, 2018, we initiated an up to $20 million share buy-back plan split evenly between open market and opportunistic large block purchases.

•	On April 10, 2018, we completed a corporate reorganization that eliminates Tiptree’s dual class stock structure.

•	On May 4, 2018, we extended our Fortress credit agreement to September 2020 and up-sized to $75 million while reducing the interest rate by 100 basis points.

Our results of operations are affected by a variety of factors including, but not limited to, general economic conditions and GDP growth, market liquidity and volatility, consumer confidence, U.S. demographics, employment and wage growth, business confidence and investment, inflation, interest rates and spreads, the impact of the regulatory environment, and the other factors set forth in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Generally, our businesses are positively affected by a healthy U.S. consumer, stable to gradually rising interest rates, stable markets and business conditions and the aging U.S. population. Conversely, rising unemployment, volatile markets, rapidly rising interest rates, changing regulatory requirements and slowing business conditions can have a material adverse effect on our results of operations or financial condition.

Our specialty insurance business generally focuses on products which have low severity but high frequency loss experiences and are short-duration in nature. Our insurance business has historically also generated a significant proportion of fee based revenues. In general, the types of products we offer tend to have limited aggregation risk, and thus, limited exposure to catastrophic and residual risk. We mitigate our underwriting risk through a combination of reinsurance and retrospective commission structures with our distribution partners and/or third-party reinsurers. Our insurance results primarily depend on our pricing, underwriting, risk retention and the accuracy of reserves, reinsurance arrangements, returns on invested assets, and policy and contract renewals and run-off. While our insurance operations have historically maintained a relatively stable combined ratio which support steady earnings, our initiatives to change our business mix along with economic factors could generate different results than we have historically experienced. We believe there are additional growth opportunities to expand our warranty and programs insurance business model to other niche products and markets.

Our insurance company investment portfolio primarily serves as a source to pay claims and secondarily as a source of income for our operations. Our investments include fixed maturity securities, loans, credit investment funds, equity securities and CLOs. Many of our investments are held at fair value. Changes in fair value for loans, credit investment funds, equity securities and CLO assets and liabilities are reported quarterly as unrealized gains or losses in revenues and can be impacted by changes in interest rates, credit risk, or market risk, including specific company or industry factors. When credit markets are performing well, loans held in our CLOs and credit fund investments may prepay, subjecting those investments to reinvestment risk. In deteriorating credit environments, default risk can impact the performance of our investments, as well as flowing through income as unrealized losses. Our equity holdings are relatively concentrated. General equity market trends, along with company and industry specific factors, can impact the fair value of our holdings and can result in unrealized gains and losses affecting our results. In addition, both as part of our insurance company investments and separately in Tiptree Capital, as of February 1, 2018, our common shares of Invesque represent a significant asset on our balance sheet. Any change in the fair value of Invesque’s common stock or Invesque’s dividend policy could have a significant impact on our financial condition and results of operations.

Our business can also be impacted in various ways by changes in interest rates which can result in fluctuations in fair value of our investments, revenues associated with floating rate loans, volume and revenues in our mortgage business and interest expense associated with floating rate debt used to fund many of our operations.

On December 22, 2017, the U.S. government enacted the Tax Act, which, among other things, reduces the corporate federal income tax rate from 35% to 21% effective January 1, 2018. As a result of the Tax Act, we estimate that our 2018 consolidated effective tax rate will be between 24% and 26%. We do not expect a significant near-term impact on cash used to pay taxes.

RESULTS OF OPERATIONS
The following is a summary of our consolidated financial results for the three months ended March 31, 2018 and 2017. Management uses Adjusted EBITDA and book value per share, as exchanged, as measurements of operating performance which are non-GAAP measures. Management believes the use of Adjusted EBITDA provides supplemental information useful to investors as it is frequently used by the financial community to analyze financial performance, and to analyze a company’s ability to service its debt and to facilitate comparison among companies. Adjusted EBITDA is also used in determining incentive compensation for the Company’s executive officers. Adjusted EBITDA is not a measurement of financial performance or liquidity under GAAP and should not be considered as an alternative or substitute for GAAP net income. Book value per share, as exchanged assumes full exchange of the limited partners units of TFP for Tiptree Class A common stock. Management believes the use of this financial measure provides supplemental information useful to investors as it is frequently used by the financial community to analyze company growth on a relative per share basis.

Selected Key Metrics

($ in thousands)	Three Months Ended March 31,
GAAP:	2018	2017
Total revenues	$148,072	$146,189
Net income before non-controlling interests	29,006	1,342
Net income attributable to Tiptree Inc. Class A common stockholders	23,560	1,100
Diluted earnings per share	0.79	0.03
Cash dividends paid per common share	—	—

Non-GAAP: (1)
Adjusted EBITDA	5,344	11,786
Book value per share, as exchanged	10.59	10.15

(1)	For further information relating to the Company’s Adjusted EBITDA and book value per share, as exchanged, including a reconciliation to GAAP financials, see “—Non-GAAP Reconciliations.”

Revenues

For the three months ended March 31, 2018, revenues were $148.1 million, which increased $1.9 million, or 1.3%, over prior year period driven by growth in earned premiums and service and administrative fees, partially offset by reduced other income, and unrealized losses on equity securities. Earned premiums were $101.6 million for the three months ended March 31, 2018, up from $89.2 million in the comparable 2017 period. This was consistent with our strategy to grow written premiums of our insurance business which contributes to increased investable assets and investment income. In addition to the growth in revenues, the combination of unearned premiums and deferred revenues on the balance sheet grew by $110.0 million or 23.4%, from March 31, 2017 to March 31, 2018 as we continue to grow credit protection and warranty written premiums, which are earned over multiple years.

Income (loss) before taxes (from continuing and discontinued operations)

The table below highlights certain key drivers impacting our consolidated results presented on a pre-tax basis. Our investments are focused on a longer term investment horizon. In addition, our equity securities holdings are relatively concentrated, and are carried at fair value and marked to market through unrealized gains and losses. As a result, we expect our earnings relating to these securities to be relatively volatile between periods in contrast to our fixed income securities, which are marked to market through accumulated other comprehensive income (“AOCI”) in stockholders equity. On February 1, 2018, we sold our senior living operations to Invesque in exchange for net 16.4 million shares of Invesque common stock which resulted in a gain on sale. During 2017, we made a strategic decision to decrease our overall exposure to CLO subordinated notes, which resulted in deconsolidation and decreased our earnings from CLO distributions and gains on sales of investments when comparing the three months ended March 31, 2018 versus March 31, 2017.

($ in thousands)	Three Months Ended March 31,
	2018	2017
Unrealized & realized gains (losses) on equity securities(1)	$(8,697)	$(1,740)
Discontinued operations (Care) (2)	$46,808	$(1,530)
Asset management - credit investments	$277	$5,168
(1) Includes $3.9 million attributable to Invesque shares from the date of the sale (February 1, 2018).
(2) Includes pre-tax Gain on sale of Discontinued Operations of $46.2 million.

Net Income (Loss) before non-controlling interests

For the three months ended March 31, 2018, net income before non-controlling interests was $29.0 million compared to net income of $1.3 million in the 2017 period, an increase of $27.7 million. The increase was driven by $34.5 million of income from discontinued operations including the net gain on sale of Care, which was partially offset by unrealized losses on equity securities (including the Invesque common stock), and lower asset management income as we reduced our exposure to CLO subordinated notes which resulted in less distributions and gains compared to 2017.

Net Income (Loss) Available to Class A Common Stockholders

For the three months ended March 31, 2018, net income available to Class A common stockholders was $23.6 million, an increase of $22.5 million from the prior year period. The key drivers of net income available to Class A common stockholders were the same factors which impacted the net income before non-controlling interests.

Adjusted EBITDA - Non-GAAP

Total Adjusted EBITDA for the three months ended March 31, 2018 was $5.3 million compared to $11.8 million for the 2017 period, a decrease of $6.5 million, or 55.1%. The key drivers of the change in Adjusted EBITDA were the same as those which impacted our net income before non-controlling interests, excluding add-backs associated with the Care gain and non-recurring expenses. For Care, the reduction in EBITDA is related to accumulated depreciation and amortization, and certain operating expenses, which were previously included in Adjusted EBITDA in prior periods. See “— Non-GAAP Reconciliations” for a reconciliation to GAAP net income.

Book Value per share, as exchanged - Non-GAAP

Total stockholders’ equity was $407.7 million as of March 31, 2018 compared to $393.8 million as of March 31, 2017, primarily driven by net income over the last four quarters and the net increase in equity outstanding as a result of an option exercise, net of share re-purchases.

As exchanged book value per share for the period ended March 31, 2018 was $10.59, an increase from $10.15 as of March 31, 2017. The key drivers of the period-over-period impact were earnings per share of $0.87 over the last four quarters and the purchase of 1.0 million shares at an average 28% discount to book value. Those increases were partially offset by dividends paid of $0.12 per share, officer and director compensation share issuances, and the exercise of a 2007 founders’ option in June 2017, the latter of which resulted in 1.5 million shares being issued for $5.36 per share in cash paid to the Company which resulted in a $0.19 decrease in book value per share. Over the past twelve months, Tiptree returned $12.0 million to shareholders through share repurchases and dividends paid.

Results by Segment

Tiptree is a holding company that combines insurance operations with investment management expertise. In addition to our specialty insurance operations, we allocate our capital across our investments in other companies and assets which we refer to as Tiptree Capital. As of March 31, 2018, Tiptree Capital consists of asset management operations, mortgage operations and other investments (including Invesque common shares). As such, we classify our business into three reportable segments– specialty insurance, asset management and mortgage. Corporate activities include holding company interest expense, employee compensation and benefits, and other expenses. The following table presents the components of total pre-tax income including continuing and discontinued operations.

Pre-tax Income

($ in thousands)	Three Months Ended March 31,
	2018	2017
Specialty Insurance	$1,343	$4,801
Tiptree Capital:
Asset management	892	5,581
Mortgage	153	301
Other	(2,717)	84
Corporate	(6,714)	(6,729)
Pre-tax income (loss) from continuing operations	$(7,043)	$4,038
Pre-tax income (loss) from discontinued operations (1)	$46,808	$(1,530)

(1)	Includes Care for 2017 and 2018. Includes $46.2 million pre-tax gain on sale of Care in 2018.

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

($ in thousands)	Three Months Ended March 31,
	Total Capital		Adjusted EBITDA
	2018	2017	2018	2017
Specialty Insurance	$441,518	$402,252	$8,193	$9,379
Tiptree Capital	147,244	190,752	5,505	9,530
Asset management	4,164	38,474	892	5,581
Mortgage	30,890	25,291	289	839
Other (2)	112,190	126,987	4,324	3,110
Corporate	43,228	45,507	(8,354)	(7,123)
Total Tiptree	$631,990	$638,511	$5,344	$11,786

(1)	For further information relating to the Company’s Total Capital and Adjusted EBITDA, including a reconciliation to GAAP total stockholders equity and pre-tax income, see “—Non-GAAP Reconciliations.”

(2)
Includes discontinued operations related to Care. As of February 1, 2018, invested capital from Care discontinued operations is represented by our investment in Invesque common shares. For more information, see “Note—(3) Dispositions, Assets Held for Sale & Discontinued Operations.”

Specialty Insurance

Our principal operating subsidiary is a provider of specialty insurance products and related services, including credit protection insurance, warranty products, and insurance programs which underwrite niche personal and commercial lines of insurance. We also offer fee-based administration and fronting services for our self-insured clients who own captive producer owned reinsurance companies (“PORCs”). We generate income from insurance underwriting operations and our investment portfolio. Insurance underwriting operations revenues are primarily generated from net earned premiums, service and administrative fees and ceding commissions. We measure insurance underwriting operations performance by adjusted underwriting margin, combined ratio and Adjusted EBITDA. The investment portfolio income consists of investment income, gains and losses and is measured by net portfolio income which is the equivalent of Adjusted EBITDA.

The following tables present the specialty insurance segment results for the three months ended March 31, 2018 and 2017.

Operating Results

($ in thousands)	Three Months Ended March 31,
	2018	2017
Gross written premiums	$200,654	$165,352
Net written premiums	109,218	86,348
Revenues:
Net earned premiums	$101,645	$89,231
Service and administrative fees	24,576	23,776
Ceding commissions	2,283	2,271
Net investment income	4,205	4,505
Net realized and unrealized gains (losses)	(3,407)	998
Other income	696	1,065
Total revenues	$129,998	$121,846
Expenses:
Policy and contract benefits	36,626	32,992
Commission expense	62,633	56,793
Employee compensation and benefits	10,949	11,009
Interest expense	4,533	3,445
Depreciation and amortization expenses	2,722	3,294
Other expenses	11,192	9,512
Total expenses	$128,655	$117,045
Pre-tax income (loss)	$1,343	$4,801

Results

Our specialty insurance operations are currently expanding product lines in an effort to increase written premiums. As part of this process, the business is investing to grow warranty and programs, while maintaining a leading position in our credit protection markets. That, combined with the earnings performance of the investment portfolio, are key drivers in comparing 2018 versus 2017 results. The growth in written premiums, combined with higher retention in select products, has resulted in an increase of unearned premiums and deferred revenue on the balance sheet of 23.4% from $469.4 million as of March 31, 2017 to $579.4 million as of March 31, 2018.

Pre-tax income was $1.3 million for the three months ended March 31, 2018, a decrease of $3.5 million, over the prior year period. The primary drivers of the decline were period-over-period reductions in net realized and unrealized gains and losses of $4.4 million related to equities held in the portfolio and decreases in net investment income of $0.3 million related to lower dividend income. Insurance operations results increased versus the prior year period driven primarily by increased underwriting margin of $3.4 million, which was partially offset by increased other expenses of $1.7 million primarily from a combination of expenses of pursuing acquisition opportunities, asset-based debt extinguishment expenses, and premium taxes, the latter of which increased consistent with growth in written premiums. Interest expense increased by $1.1 million from the prior year period, primarily associated with the issuance of the Junior Subordinated Notes in late 2017.

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

For the three months ended March 31, 2018, total revenues were $130.0 million, up $8.2 million, or 6.7%, over the prior year period. The increase was primarily driven by an increase in earned premiums of $12.4 million and increases in service and administrative fees of $0.8 million. The increase in earned premiums was driven by growth in all product lines.

For the three months ended March 31, 2018, revenues on the investment portfolio, including net investment income and realized and unrealized gains, contributed income of $0.8 million compared to $5.5 million of income in the 2017 period, a decrease of $4.7 million. This was driven by realized and unrealized losses of $3.4 million, primarily related to investments in equities, compared to realized and unrealized gains of $1.0 million in 2017. See “—Specialty Insurance Investment Portfolio” for further discussion of the investment results.

Expenses

Total expenses include policy and contract benefits, commissions expense and operating expenses. For the three months ended March 31, 2018, total expenses were $128.7 million compared to $117.0 million in the 2017 period. The primary drivers of the increase were policy and contract benefits and commission expense as net written premiums increased over the 2017 period.

There are two types of expenses for claims under insurance and warranty service contracts which are included in policy and contract benefits- member benefit claims and net losses and loss adjustment expenses. Member benefit claims represent the costs of services and replacement devices incurred in warranty protection and car club service contracts. Net losses and loss adjustment expenses represent actual insurance claims paid, changes in unpaid claim reserves, net of amounts ceded, and the costs of administering claims for credit life and other insurance lines. Incurred claims are impacted by loss frequency, which is a measure of the number of claims per unit of insured exposure, and loss severity, which is based on the average size of claims. Loss occurrences in our insurance products are characterized by low severity and high frequency. Factors affecting loss frequency and loss severity include changes in claims reporting patterns, claims settlement patterns, judicial decisions, economic conditions, morbidity patterns and the attitudes of claimants towards settlements. For the three months ended March 31, 2018, policy and contract benefits were $36.6 million, up $3.6 million from the prior year primarily as a result of increased retention in our credit protection and program products. The increase in net losses over the prior year period was a function of growth in earned premiums, partially offset by lower claims in mobile devices consistent with the decline in written premiums in that product line.

Commission expense is incurred on most product lines, the majority of which are retrospective commissions paid to distributors and retailers selling our products, including credit insurance policies, warranty and mobile device protection service contracts, and motor club memberships. Credit insurance commission rates are, in many cases, set by state regulators and are also impacted by market conditions and retention levels. Total commission expense for three months ended March 31, 2018 was $62.6 million compared to $56.8 million in the 2017 period. The primary drivers of the increase were the commission expense associated with the higher retention rate on our credit protection products.

Operating expenses include employee compensation and benefits, interest expense, depreciation and amortization expenses and other expenses. For the three months ended March 31, 2018, total employee compensation and benefits were $10.9 million, down $0.1 million from the 2017 period primarily as a result of a one-time catch-up accrual for stock-based compensation expense in 2017. Interest expense of $4.5 million in 2017 increased by $1.1 million versus the prior year, primarily from interest expense related to the Junior Subordinated Notes partially offset by reduced asset based borrowings on certain investments within the investment portfolio. Other expenses for the three months ended March 31, 2018 were $11.2 million, up $1.7 million from 2017 primarily from a combination of expenses of pursuing acquisition opportunities, asset-based debt extinguishment expenses, and premium taxes, the latter of which increased consistent with growth in written premiums.

Key Operating Metrics and Non-GAAP Operating Results

Gross & Net Written Premiums

Gross written premiums represents total premiums from insurance policies and warranty service contracts that we write during a reporting period based on the effective date of the individual policy. Net written premiums are gross written premiums less that portion of premiums that we cede to third-party reinsurers or the PORCs under reinsurance agreements. The amount ceded to each reinsurer is based on the contractual formula contained in the individual reinsurance agreements. Net earned premiums are the earned portion of our net written premiums. At the end of each reporting period, premiums written that are not earned are classified as unearned premiums, which are earned in subsequent periods over the remaining term of the policy.

Written Premium Metrics

	Three Months Ended March 31,
	Gross Written Premiums		Net Written Premiums
Specialty Insurance Products:	2018	2017	2018	2017
Credit protection	$116,883	$101,785	$76,682	$65,010
Warranty	25,665	21,770	15,528	12,521
Programs	58,106	41,789	17,008	8,817
Services and Other	—	8	—	—
Total Specialty Insurance	$200,654	$165,352	$109,218	$86,348

Total gross written premiums for the three months ended March 31, 2018 were $200.7 million, which represented an increase of $35.3 million, or 21.3%, from the prior year period. The amount of business retained was 54.4%, up from 52.2% in the prior year period. Total net premiums written for 2017 were $109.2 million, up $22.9 million, or 26.5%. Warranty and service contract net written premiums were $15.5 million, up $3.0 million from the 2017 period and specialty programs were $17.0 million, up $8.2 million from the 2017 period. Warranty increases were driven by increases in our furniture, appliances and auto products. We believe our warranty service contracts and light commercial programs provide opportunity for growth through expanded product offerings, new clients and geographic expansion.

Product Underwriting Margin - Non-GAAP

The following table presents product specific revenue and expenses within the specialty insurance operations. We generally limit the underwriting risk we assume using both reinsurance (e.g., quota share and excess of loss) and retrospective commission agreements with our partners (e.g., commissions paid are adjusted based on the actual underlying losses incurred), which manage and mitigate our risk. Period-over-period comparisons of revenues are often impacted by the PORCs and distribution partners choice as to whether to retain risk, specifically with respect to the relationship between service and administration expenses and ceding commissions, both components of revenue, and the offsetting policy and contract benefits and commissions paid to our partners and reinsurers. Generally, when losses are incurred, the risk which is retained by our partners and reinsurers is reflected in a reduction in commissions paid. In order to better explain to investors the net financial impact of the risk retained by the Company of the insurance contracts written and the impact on profitability, we use the Non-GAAP metric - Underwriting Margin.

Underwriting Revenues and Underwriting Margin - Non-GAAP

	Three Months Ended March 31,
	Underwriting Revenues		Underwriting Margin
Specialty Insurance Products:	2018	2017	2018	2017
Credit protection	$92,737	$84,709	$18,123	$14,962
Warranty	22,168	19,103	6,360	6,299
Programs	11,995	10,079	3,014	2,574
Services and Other	2,300	2,452	2,444	2,723
Total Specialty Insurance	$129,200	$116,343	$29,941	$26,558
(1) For further information relating to the Company’s underwriting margin, including a reconciliation to GAAP financials, see “—Non-GAAP Reconciliations.”

Underwriting margin for the three months ended March 31, 2018 was $29.9 million, up from $26.6 million in 2017. Credit protection underwriting margin was $18.1 million, an increase from 2017 results by $3.2 million, or 21.0%. Credit protection products continue to provide opportunities for steady growth through a combination of expanded product offerings and new clients. Underwriting margin for warranty products was $6.4 million for the 2018 period, up $0.1 million, or 1.0%, from the 2017 period. The effects experienced in previous periods from our mobile protection products has slowed, and was more than offset by growth in furniture, appliances, and auto warranty business. Programs underwriting margin for the 2018 period was $3.0 million, up 17.1% from 2017, as new programs take hold. Services and other contributed $2.4 million in 2018, down $0.3 million from 2017 as certain business processing services are in run-off.

Invested Capital, Total Capital, Adjusted EBITDA and Insurance Operating Ratios

We use the combined ratio as an operating metric to evaluate our insurance underwriting performance, both overall and relative to peers. Expressed as a percentage, it represents the relationship of policy and contract benefits, commission expense (net of ceding commissions), employee compensation and benefits, and other expenses to net earned premiums, service and administrative fees, and other income. Investors use this ratio to evaluate our ability to profitably underwrite the risks we assume over time and manage our operating costs. A combined ratio less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss. The below table outlines the insurance operating ratios, capital invested and the drivers of Adjusted EBITDA split between underwriting and investments as management evaluates the return on the investment portfolio separately from the returns from underwriting activities.

Invested Capital, Total Capital, Adjusted EBITDA and Operating Ratios - Non-GAAP(1)

($ in thousands)	Three Months Ended March 31,
	2018	2017
Invested Capital(1)	$281,518	$254,626
Total Capital(1)	$441,518	$402,252

Adjusted EBITDA drivers:
Underwriting	$8,621	$5,577
Investments - Net Portfolio Income (Loss)	(428)	3,802
Specialty Insurance Adjusted EBITDA(1)	$8,193	$9,379

Key drivers of Adjusted EBITDA:
Unrealized gains (losses)	$(8,546)	$(78)
Stock-based compensation expense	$627	$1,351

Insurance operating ratios:
Combined ratio	93.9%	94.7%
(1) For further information relating to the Company’s Adjusted EBITDA, Invested and Total Capital, adjusted combined ratio, and Net Portfolio Income (Loss), including a reconciliation to GAAP financials, see “—Non-GAAP Reconciliations.”

The combined ratio was 93.9% for the three months ended March 31, 2018, compared to 94.7% for the prior year period. The decrease was driven primarily by improved underwriting margins and lower stock-based compensation expense in the 2018 period versus the 2107 period. Decreased stock-based compensation expense, which is a result of time and performance based stock grants, contributed to 0.6% of the combined ratio decline from the 2017 period to the 2018 period. The combined ratio from 2015-2017 averaged 90.3%. The increase from our three-year average in recent quarters has been driven primarily by our investment in new products and geographies which we believe will result in premium growth in future periods.

Underwriting Adjusted EBITDA increased by $3.0 million from the 2017 to the 2018 period, driven by the same factors discussed above under “Results.” See “—Specialty Insurance Investment Portfolio” for further discussion of the investment results and “—Non-GAAP Reconciliations” for a reconciliation to GAAP pre-tax income.

Insurance Investment Portfolio

Our investment portfolio is subject to different regulatory considerations, including with respect to types of assets, concentration limits, affiliate transactions and the use of leverage. Our investment strategy is designed to achieve attractive risk-adjusted returns over the entire investment horizon across select asset classes, sectors and geographies while maintaining adequate liquidity to meet our claims payment obligations. As such, volatility from realized and unrealized gains and losses may impact period-over-period performance. Unrealized gains and losses on equity securities and loans impact current period net income, while unrealized gains and losses on available for sale securities impact AOCI.

In managing our investment portfolio, we analyze net investments and net portfolio income, which are non-GAAP measures. Our presentation of net investments equals total investments plus cash and cash equivalents minus asset based financing related to certain investments. Our presentation of net portfolio income equals net investment income plus realized and unrealized gains and losses, excluding unrealized gains and losses on securities which are taken to AOCI, and minus interest expense associated with asset based financing of investments. Net investments and net portfolio income are used to calculate average annualized yield, which is one of the measures management uses to analyze the profitability of our investment portfolio. Management believes this information on a cumulative basis is useful since it allows investors to evaluate the performance of our investment portfolio based on the capital at risk and on a non-consolidated basis. Our calculation of net investments and net portfolio income may differ from similarly titled non-GAAP financial measures used by other companies. Net investments and net portfolio income are not measures of financial performance or liquidity under GAAP and should not be considered a substitute for total investments or net investment income. See “—Non-GAAP Reconciliations” for a reconciliation to GAAP total investments and investment income.

Specialty Insurance Investment Portfolio - Non-GAAP

($ in thousands)	Three Months Ended March 31,
	2018	2017
Cash and cash equivalents (1)	$29,104	$22,467
Available for sale securities, at fair value	212,808	152,529
Equity securities, at fair value	34,320	46,872
Loans, at fair value (2)	89,980	96,801
Real estate, net	16,811	24,379
Other investments	16,666	4,036
Net investments	$399,689	$347,084

(1) Cash and cash equivalents, plus restricted cash, net of due from/due to brokers on consolidated loan funds, see “—Non-GAAP Reconciliations”, for a reconciliation to GAAP financials.
(2) Loans, at fair value, net of asset based debt, see “—Non-GAAP Reconciliations”, for a reconciliation to GAAP financials.

Specialty Insurance Net Investment Portfolio Income - Non-GAAP
($ in thousands)	Three Months Ended March 31,
	2018	2017
Net investment income	$4,205	$4,505
Realized gains (losses)	5,139	1,076
Unrealized gains (losses)	(8,546)	(78)
Interest expense	(1,226)	(1,701)
Net portfolio income (loss)	$(428)	$3,802
Average Annualized Yield % (1)	(0.4)%	4.2%
(1) Average Annualized Yield % represents the ratio of annualized net investment income, realized and unrealized gains (losses) less investment portfolio interest expense to the average of the prior two quarters total investments less investment portfolio debt plus cash, but does not reflect the cumulative return on the portfolio.

Net investments of $399.7 million have grown 15.2% from March 31, 2017 through a combination of internal growth and increased retention of premiums written.

Our net investment income includes interest, dividends and rental income, net of investment expenses, on our invested assets. Our loans, at fair value, are generally floating rate and therefore earn LIBOR plus a spread. Generally, our interest income on those loans will increase in a rising interest rate environment, or decrease in a declining rate environment, subject to any LIBOR floors. Our held to maturity investments generally carry fixed coupons, which can impact our returns on investment. We report net realized gains and losses on our investments separately from our net investment income. Net realized gains occur when we sell our investment securities for more than their costs or amortized costs, as applicable. Net realized losses occur when we sell our investment securities for less than their costs or amortized costs, as applicable, or we write down the investment securities as a result of other-than-temporary impairment. We report net unrealized gains (losses) on securities classified as available-for-sale separately within accumulated other comprehensive income on our balance sheet. For loans, at fair value, and equity securities, we report unrealized gains (losses) within net realized gains (losses) on investment on the consolidated statement of income.

For the three months ended March 31, 2018, the net investment portfolio loss was $0.4 million compared to $3.8 million of income in the comparable 2017 period. The average annualized yield declined from 4.2% in 2017 to (0.4)% in 2018 as a result of realized and unrealized losses of $3.4 million, primarily related to investments in equities, compared to realized and unrealized gains of $1.0 million in 2017. For the three months ended March 31, 2018, fair market value changes on equities resulted in $5.5 million of losses compared to $1.7 million of losses in 2017. Partially offsetting the marks, interest expense decreased by $0.5 million as a result of reduced borrowings on credit asset investments and non-performing loans.

Tiptree Capital

We allocate capital across a broad spectrum of investments, which we refer to as Tiptree Capital. As of March 31, 2018, Tiptree Capital includes our asset management operations and mortgage operations, which are both reportable segments, and other investments (including our Invesque shares). We manage Tiptree Capital on a total return basis balancing current cash flow and long term value appreciation.

In the fourth quarter 2017, we sold our interest in our commercial lending business and signed a definitive agreement to sell our interest in our jumbo mortgage business. We have re-balanced our exposure to subordinated notes by retaining vertical tranches of our newly issued CLOs in the insurance company investment portfolio including Telos 3 (August 2017) and Telos 4 (January 2018). On February 1, 2018, we completed the sale of Care to Invesque. We received consideration of 16.6 million shares of which 13.5 million shares are held in other investments as part of Tiptree Capital, 2.9 million shares are held in the insurance investment portfolio and 0.2 million shares were paid as compensation to former Care employees. Care was classified as held for sale and a discontinued

operation as of December 31, 2017.

Operating Results

($ in thousands)	Three Months Ended March 31,
Revenues:	2018	2017
Asset Management	$1,855	$2,973
Mortgage	12,998	12,828
Other	3,221	8,542

Expenses:
Asset Management	$(963)	$(1,307)
Mortgage	(12,845)	(12,527)
Other	(5,938)	(8,458)

Asset Management - Net income attributable to consolidated CLOs	$—	$3,915

Pre-tax income:
Asset Management	$892	$5,581
Mortgage	153	301
Other	(2,717)	84
Discontinued operations (Care)	46,808	(1,530)

Tiptree Capital earns revenues from net interest income, fees and gain on sale of mortgages originated and sold to investors; management fees from CLOs under management; distributions from investments; realized and unrealized gains on the Company’s investment holdings (historically, primarily CLO subordinated notes and related CLO warehouses); and rental and related income from senior housing triple net lease properties and Managed Properties (now classified as discontinued operations).

Asset Management Results

The decline in pre-tax income from 2017 to 2018 was driven by reduced income from consolidated CLOs, primarily related to reductions in distributions on the subordinated notes as a result of our sales of those notes, and reduced management and incentive fees as discussed below. Total investment in CLO subordinated notes, management fee participation rights, and related derivatives, at fair market value, as of March 31, 2018 was $2.6 million, down from $34.1 million as of March 31, 2017. The sale of CLO subordinated notes resulted in decreased distributions which were $0.3 million in the three months ended March 31, 2018 compared to $2.5 million in the 2017 period. Realized and unrealized gains associated with the CLO subordinated notes were $2.6 million in 2017 and did not repeat in the 2018 period.

Management and incentive fee income was $1.6 million for the 2018 period compared to $2.1 million for the 2017 period. The decline was driven by reduced fee-earning AUM and lower incentive fees on older CLOs (Telos 1 & 2). As of March 31, 2018, total fee earning AUM was $1.6 billion, which declined from $1.8 billion as of March 31, 2017 as the run-off in our older CLOs have not been replaced with new AUM.

Mortgage Results

Pre-tax income for the three months ended March 31, 2018 was $0.2 million compared to $0.3 million in 2017. Revenues on mortgages held for sale in 2018 were $13.0 million compared to $12.8 million in 2017. The slight increase was driven by expanding gain on sale margins and interest income which was substantially offset by reduced volumes which were $207.4 million for the 2018 period, compared to $225.3 million for the 2017 period. Expenses were $12.8 million for the 2018 period, which was up $0.3 million as compared to the prior year period.

Other Results

Pre-tax income from other investments includes our investment in Invesque shares, our held for sale jumbo mortgage business, our commercial lending operations through its sale date in December 2017, and other principal investments. In the 2018 period, the results from our investment in Invesque shares include dividends received and unrealized gains and losses impacting our financial results. For the three months ended March 31, 2018, we received $1.7 million of dividends from Invesque. This was partially offset by unrealized losses of $3.2 million, which were a result of a lower Invesque stock price at March 31, 2018 versus the sale date.

Discontinued Operations Results - Care

Discontinued Operations includes the results from Care, previously reported in the Senior Living segment. For the three months ended March 31, 2018, the pre-tax income was $46.8 million compared to a loss of $1.5 million in the 2017 period. The increase was driven by a $46.2 million pre-tax gain on sale of Care.

Tiptree Capital Operating Results - Non-GAAP (1)

	Three Months Ended March 31,
($ in thousands)	Invested Capital (1)		Adjusted EBITDA (1)
	2018	2017	2018	2017
Asset management - fees, net(2)	$1,584	$4,376	$615	$413
Asset management - credit investments	2,580	34,098	277	5,168
Mortgage	30,890	25,291	289	839
Other	112,190	16,128	(1,812)	144
Care - Discontinued Operations(3)	—	110,859	6,136	2,966
Tiptree Capital	$147,244	$190,752	$5,505	$9,530
(1) For further information relating to Invested Capital and Adjusted EBITDA, including a reconciliation to GAAP financials, see “—Non-GAAP Reconciliations.”
(2) Includes management and incentive fees net of operating expenses including compensation.
(3) Includes discontinued operations related to Care. For more information, see “Note—(3) Dispositions, Assets Held for Sale & Discontinued Operations.”

Invested Capital

Invested Capital declined from $190.8 million as of March 31, 2017 to $147.2 million as of March 31, 2018. As a result of the asset sales in 2017, cash held at Tiptree corporate increased from $13.2 million as of March 31, 2017 to $47.8 million as of March 31, 2018.

Adjusted EBITDA

Adjusted EBITDA for Tiptree Capital declined from $9.5 million in the 2017 period to $5.5 million in the 2018 period. The decline was primarily driven by a $4.7 million reduction in asset management income as a result of reduced CLO distributions, gains on CLO investments and lower incentive fees on older CLOs. Mortgage Adjusted EBITDA also declined period-over-period by $0.6 million as volume declined from the 2017 period.

Adjusted EBITDA for our senior housing investments that are carried in discontinued operations was $6.1 million, up period-over-period driven by the impact of the gain on sale (net of accumulated depreciation and amortization). This was partially offset by unrealized losses on the Invesque shares of $3.2 million.

Corporate

($ in thousands)	Three Months Ended March 31,
	2018	2017
Employee compensation and benefits	$1,440	$1,498
Employee incentive compensation expense	2,249	1,702
Interest expense	628	1,280
Depreciation and amortization expenses	62	63
Other expenses	2,335	2,186
Total expenses	$6,714	$6,729
Results

Corporate expenses include expenses of the holding company for interest, employee compensation and benefits, and other costs. Corporate employee compensation and benefits includes the expense of management, legal and accounting staff. Other expenses primarily consisted of audit and professional fees, insurance, office rent and other related expenses.

Employee compensation and benefits increased $0.5 million from the 2017 period to the 2018 period driven by increased incentive compensation expense primarily associated with stock-based compensation. Interest expense for the three months ended March 31, 2018 was $0.6 million, a reduction of $0.7 million, which decreased in the 2018 period compared to 2017 as a result of decreased borrowings. As of March 31, 2018 the outstanding borrowings were $28.0 million compared to $58.0 million at March 31, 2017. Other expenses were $2.3 million for 2018 as compared to $2.2 million in 2017. The modest period-over-period increase was driven by audit fees and expenses associated with the tax law changes.

Provision for income taxes

Provision for income taxes - Total Operations

The total income tax expense of $10.8 million for the three months ended March 31, 2018 and total income tax expense of $1.2 million for the three months ended March 31, 2017 is reflected as a component of net income (loss). For the three months ended March 31, 2018, the Company’s effective tax rate was equal to 27.1%, which does not bear a customary relationship to the U.S. federal statutory income tax rate. The effective rate for the three months ended March 31, 2018 is higher than the U.S. federal statutory income tax rate of 21%, primarily from state taxes on the gain on sale of Care.

Provision for income taxes - Continuing Operations

The Company had a tax benefit from continuing operations of $1.6 million for the three months ended March 31, 2018 as compared to a tax expense of $1.2 million for the three months ended March 31, 2017. The effective tax rate on income from continuing operations for the three months ended March 31, 2018 was approximately 22.3% compared to 40.6% for the three months ended March 31, 2017. Differences from the U.S. federal statutory income tax rate for the three months ended March 31, 2018 are primarily the result of the dividends received deduction offset by other discrete items.

For the three months ended March 31, 2017, the Company’s effective tax rate on income from continuing operations was equal to 40.6%, which does not bear a customary relationship to the U.S. federal statutory income tax rate. The effective tax rate for the three months ended March 31, 2017 was higher than the U.S. federal statutory income tax rate of 35.0%, primarily from state taxes and other discrete items.

Balance Sheet Information - as of March 31, 2018 compared to the year ended December 31, 2017

Tiptree’s total assets were $1.7 billion as of March 31, 2018, compared to $2.0 billion as of December 31, 2017. The $300.8 million decrease in assets is primarily attributable to the sale of Care in the three months ended March 31, 2018. Additionally, loans at fair value and amortized cost and assets held for sale decreased, partially offset by increases in equity securities, notes and accounts receivable and reinsurance receivable. In addition, the combination of unearned premiums and deferred revenues increased as a result of growth in written premiums and extending contract durations in the insurance business.

Total Tiptree Inc. stockholders’ equity was $320.1 million as of March 31, 2018 compared to $300.1 million as of December 31, 2017, primarily driven by net income in the three months ended March 31, 2018. As of March 31, 2018 there were 29,805,453 shares of Tiptree Class A common stock outstanding, net of Treasury shares held at a subsidiary, as compared to 28,387,616 as of December 31, 2017.

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

($ in thousands)	Three Months Ended March 31,
	2018	2017
Net income (loss) available to Class A common stockholders	$23,560	$1,100
Add: net (loss) income attributable to noncontrolling interests	5,446	242
Less: net income from discontinued operations	34,481	(1,128)
Income (loss) from continuing operations	$(5,475)	$2,470
Consolidated interest expense	5,946	6,078
Consolidated income tax expense (benefit)	(1,568)	1,568
Consolidated depreciation and amortization expense	2,957	3,554
EBITDA from Continuing Operations	$1,860	$13,670
Asset-based interest expense(1)	(2,094)	(3,163)
Effects of purchase accounting (2)	(248)	(464)
Non-cash fair value adjustments (3)	66	513
Non-recurring expenses (4)	(376)	(1,736)
Adjusted EBITDA from Continuing Operations	$(792)	$8,820

($ in thousands)	Three Months Ended March 31,
	2018	2017

Income (loss) from discontinued operations	$34,481	$(1,128)
Consolidated interest expense	1,252	2,701
Consolidated income tax expense (benefit)	12,327	(402)
Consolidated depreciation and amortization expense	—	4,255
EBITDA from discontinued operations	$48,060	$5,426
Asset based interest expense(1)	(1,252)	(2,701)
Non-cash fair value adjustments (3)	(40,672)	—
Non-recurring expenses (4)	—	241
Adjusted EBITDA from discontinued operations	$6,136	$2,966
Total Adjusted EBITDA	$5,344	$11,786

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

(3)
For Reliance, within our mortgage operations, Adjusted EBITDA excludes the impact of changes in contingent earn-outs. For our specialty insurance operations, depreciation and amortization on senior living real estate that is within net investment income is added back to Adjusted EBITDA. For Care (Discontinued Operations), the reduction in EBITDA is related to accumulated depreciation and amortization, and certain operating expenses, which were previously included in Adjusted EBITDA in prior periods.

(4)	Acquisition, start-up and disposition costs including legal, taxes, banker fees and other costs. Also includes payments pursuant to a separation agreement, dated as of November 10, 2015.

EBITDA and Adjusted EBITDA - Non-GAAP

The tables below present EBITDA and Adjusted EBITDA by business component.

	Three Months Ended March 31, 2018
		Tiptree Capital
($ in thousands)	Specialty insurance	Asset Management	Mortgage	Other	Discontinued Operations(1)	Tiptree Capital	Corporate Expenses	Total
Pre-tax income/(loss) from continuing ops	$1,343	$892	$153	$(2,717)	$—	$(1,672)	$(6,714)	$(7,043)
Pre-tax income/(loss) from discontinued ops	—	—	—	—	46,808	46,808	—	46,808
Add back:
Interest expense	4,533	—	300	485	1,252	2,037	629	7,199
Depreciation and amortization expenses	2,722	—	136	37		173	62	2,957
EBITDA	$8,598	$892	$589	$(2,195)	$48,060	$47,346	$(6,023)	$49,921
EBITDA adjustments:
Asset-specific debt interest	(1,309)	—	(300)	(485)	(1,252)	(2,037)	—	(3,346)
Effects of purchase accounting	(248)	—	—	—	—	—	—	(248)
Non-cash fair value adjustments	66	—	—	—	(40,672)	(40,672)	—	(40,606)
Non-recurring expenses	1,086	—	—	868	—	868	(2,331)	(377)
Adjusted EBITDA	$8,193	$892	$289	$(1,812)	$6,136	$5,505	$(8,354)	$5,344
(1) Includes discontinued operations related to Care. For more information, see “Note—(3) Dispositions, Assets Held for Sale & Discontinued Operations.”

	Three Months Ended March 31, 2017
		Tiptree Capital
($ in thousands)	Specialty insurance	Asset Management	Mortgage	Other	Discontinued Operations(1)	Tiptree Capital	Corporate Expenses	Total
Pre-tax income/(loss) from continuing ops	$4,801	$5,581	$301	$84	$—	$5,966	$(6,729)	$4,038
Pre-tax income/(loss) from discontinued ops	—	—	—	—	(1,530)	(1,530)	—	(1,530)
Add back:
Interest expense	3,445	—	216	1,137	2,701	4,054	1,280	8,779
Depreciation and amortization expenses	3,294	—	138	60	4,255	4,453	62	7,809
EBITDA	$11,540	$5,581	$655	$1,281	$5,426	$12,943	$(5,387)	$19,096
EBITDA adjustments:
Asset-specific debt interest	(1,810)	—	(216)	(1,137)	(2,701)	(4,054)	—	(5,864)
Effects of purchase accounting	(464)	—	—	—	—	—	—	(464)
Non-cash fair value adjustments	113	—	400	—	—	400	—	513
Non-recurring expenses	—	—	—	—	241	241	(1,736)	(1,495)
Adjusted EBITDA	$9,379	$5,581	$839	$144	$2,966	$9,530	$(7,123)	$11,786
(1) Includes discontinued operations related to Care. For more information, see “Note—(3) Dispositions, Assets Held for Sale & Discontinued Operations.”

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

($ in thousands, except per share information)	Three Months Ended March 31,
	2018	2017
Total stockholders’ equity	$407,660	$393,838
Less non-controlling interest - other	5,430	22,970
Total stockholders’ equity, net of non-controlling interests - other	$402,230	$370,868
Total Class A shares outstanding (1)	29,922	28,492
Total Class B shares outstanding	8,049	8,049
Total shares outstanding	37,971	36,541
Book value per share, as exchanged	$10.59	$10.15
(1) As of March 31, 2018, excludes 5,197,551 shares of Class A common stock held by a consolidated subsidiary of the Company. See Note—(21) Earnings Per Share, for further discussion of potential dilution from warrants.

Invested & Total Capital - Non-GAAP

Invested Capital represents its total cash investment, including any re-investment of earnings, and acquisition costs, net of tax. Total Capital represents Invested Capital plus Corporate Debt.

($ in thousands)	Three Months Ended March 31,
	2018	2017
Total stockholders’ equity	$407,660	$393,838
Less non-controlling interest - other	5,430	22,970
Total stockholders’ equity, net of non-controlling interests - other	$402,230	$370,868
Plus Specialty Insurance accumulated depreciation and amortization, net of tax	37,599	30,491
Plus Care accumulated depreciation and amortization - discontinued operations, net of tax and NCI	—	23,965
Plus acquisition costs	4,161	7,563
Invested Capital	$443,990	$432,887
Plus corporate debt	$188,000	$205,626
Total Capital	$631,990	$638,513

Specialty Insurance - Underwriting Margin - Non-GAAP

Underwriting margin is a measure of the underwriting profitability of our specialty insurance operations. It represents net earned premiums, service and administrative fees, ceding commissions and other income less policy and contract benefits and commission expense. We use the combined ratio as an insurance operating metric to evaluate our underwriting performance, both overall and relative to peers. Expressed as a percentage, it represents the relationship of policy and contract benefits, commission expense (net of ceding commissions), employee compensation and benefits, and other expenses to net earned premiums, service and administrative fees, and other income. The following table provides a reconciliation between underwriting margin and pre-tax income for the following periods:

($ in thousands)	Three Months Ended March 31,
Revenues:	2018	2017
Net earned premiums	$101,645	$89,231
Service and administrative fees	24,576	23,776
Ceding commissions	2,283	2,271
Other income	696	1,065
Underwriting Revenues - Non-GAAP	$129,200	$116,343
Less underwriting expenses:
Policy and contract benefits	36,626	32,992
Commission expense	62,633	56,793
Underwriting Margin - Non-GAAP	$29,941	$26,558
Less operating expenses:
Employee compensation and benefits	10,949	11,009
Other expenses	11,192	9,512
Combined Ratio	93.9%	94.7%
Plus investment revenues:
Net investment income	4,205	4,505
Net realized and unrealized gains	(3,407)	998
Less other expenses:
Interest expense	4,533	3,445
Depreciation and amortization expenses	2,722	3,294
Pre-tax income (loss)	$1,343	$4,801

Specialty Insurance Investment Portfolio - Non-GAAP

The following table provides a reconciliation between total investments and net investments for the following periods:

($ in thousands)	Three Months Ended March 31,
	2018	2017
Total Investments	$467,180	$474,174
Investment portfolio debt (1)	(96,594)	(149,557)
Cash and cash equivalents	27,230	22,467
Restricted cash (2)	3,108	14,290
Receivable due from brokers (3)	2,929	4,037
Liability due to brokers (3)	(4,164)	(4,698)
Net investments - Non-GAAP	$399,689	$360,713
(1) Consists of asset-based financing on loans, at fair value including certain credit investments and NPLs, net of deferred financing costs, see Note—(10) Debt, net for further details.
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

As of March 31, 2018, we had cash and cash equivalents, excluding restricted cash, of $81.2 million, compared to $110.7 million at December 31, 2017, a decrease of $29.4 million.

Our mortgage businesses rely on short term uncommitted sources of financing as a part of their normal course of operations.  To date, we have been able to obtain and renew uncommitted warehouse credit facilities. If we were not able to obtain financing, then we may need to draw on other sources of liquidity to fund our mortgage business. See Note—(10) Debt, net for additional information regarding our mortgage warehouse borrowings.

For purposes of determining enterprise value and Adjusted EBITDA, we consider corporate credit agreements and preferred trust securities, which we refer to as corporate debt, as corporate financing and associated interest expense is added back. The below table outlines this amount by debt outstanding and interest expense at the insurance company and corporate level.

Corporate Debt

($ in thousands)	Corporate Debt outstanding as of March 31,		Interest expense for the three months ended March 31,
	2018	2017	2018	2017
Specialty insurance	$160,000	$147,626	$3,222	$1,635
Corporate	28,000	58,000	629	1,280
Total	$188,000	$205,626	$3,851	$2,915

Our intermediate holding company has a credit facility with Fortress which carries a rate of LIBOR (with a minimum LIBOR rate of 1.25%), plus a margin of 6.50% per annum. We are required to make quarterly principal payments of $0.5 million, subject to adjustment based on the Net Leverage Ratio (as defined in the credit agreement) at the end of each fiscal quarter. The outstanding debt under the Fortress credit agreement was $28.0 million as of March 31, 2018 compared to $28.5 million as of December 31, 2017. On May 4, 2018, we amended the Fortress credit agreement to increase the amount outstanding to $75 million, subject to a six month make whole on prepayments, extend the maturity date to September 18, 2020 and lower the interest rate margin to 5.50%. See Note (22) Subsequent Events for additional information.

On October 16, 2017, Fortegra completed an offering of $125 million Junior Subordinated Notes due 2057. The Notes contain customary financial covenants that require, among other items, maximum leverage and limitations on restricted payments under certain circumstances.  As a result, in certain adverse circumstances, such limitations could restrict our ability to grow, or limit the dividends to the holding company to pay our obligations. Substantially all of the net proceeds from the Notes were used to repay existing indebtedness. We believe these funds will reposition Fortegra’s balance sheet, strengthen the Company’s positioning with industry rating agencies, and generate a source of long term capital. See Note (10) Debt, net for additional information of our debt and that of our subsidiaries.

Consolidated Comparison of Cash Flows

Summary Consolidated Statements of Cash Flows - Three Months Ended March 31, 2018 and March 31, 2017

($ in thousands)	Three months ended March 31,
	2018	2017
Operating activities
Operating activities - (excluding VIEs)	$3,451	$50,497
Operating activities - VIEs	—	(1,333)
Total cash provided by (used in) operating activities	3,451	49,164

Investing activities
Investing activities - (excluding VIEs)	(20,986)	6,605
Investing activities - VIEs	—	21,618
Total cash provided by (used in) investing activities	(20,986)	28,223

Financing activities
Financing activities - (excluding VIEs)	(32,809)	(48,799)
Financing activities - VIEs	—	(21,410)
Total cash provided by (used in) financing activities	(32,809)	(70,209)

Net increase (decrease) in cash	$(50,344)	$7,178

Three Months Ended March 31, 2018
Operating Activities
Cash provided by operating activities (excluding VIEs) was $3.5 million for the three months ended March 31, 2018. The primary sources of cash from operating activities included mortgage sales outpacing originations in our loan origination business and increases in unearned premiums, reinsurance payable and policy liabilities in our specialty insurance segment. The primary uses of cash from operating activities including increases in reinsurance receivables and notes and account receivable in our specialty insurance segment.

Investing Activities

Cash used in investing activities (excluding VIEs) was $21.0 million for the three months ended March 31, 2018. The primary uses of cash from investing activities were purchases of investments exceeding proceeds from sales and maturities of investments in our specialty insurance segment. The primary sources of cash from investing activities were proceeds from the sale of Care and proceeds from the sale of REO properties in our specialty insurance segment.

Financing Activities

Cash used in financing activities (excluding VIEs) was $32.8 million for the three months ended March 31, 2018. The primary uses of cash from financing activities were principal paydowns on asset backed financing in our specialty insurance segment and principal paydowns exceeding new borrowings on debt facilities in our mortgage business.

Three Months Ended March 31, 2017

Operating Activities

Cash provided by operating activities (excluding VIEs) was $50.5 million for the three months ended March 31, 2017. The primary sources of cash from operating activities included mortgage loan sales outpacing originations in our mortgage business, and increases in reinsurance payable in our specialty insurance business. The primary uses of cash from operating activities included an increase in reinsurance receivables and accounts and premiums receivables in our specialty insurance business.

Cash used in operating activities - VIEs was $1.3 million for the three months ended March 31, 2017.

Investing Activities

Cash provided by investing activities (excluding VIEs) was $6.6 million for the three months ended March 31, 2017. The primary sources of cash from investing activities included a net decrease in asset backed loans, and sales and maturities of investments outpacing purchases. The primary uses of cash from investing activities included investments in real estate properties in our senior living business and net increases in notes receivable in our specialty insurance business.

Cash provided by investing activities - VIEs was $21.6 million for the three months ended March 31, 2017 driven primarily by loan payments and sales in Telos 7.

Financing Activities

Cash used in financing activities (excluding VIEs) was $48.8 million for the three months ended March 31, 2017. The primary uses of cash from financing activities were from from principal payments on mortgage warehouse facilities exceeding new borrowings, partially offset by new borrowings in our senior living business to fund investments in real estate.

Cash used in financing activities - VIEs was $21.4 million for the three months ended March 31, 2017 driven primarily by payments on debt in Telos 7.

Contractual Obligations

The table below summarizes Tiptree’s consolidated contractual obligations by period for payments that are due as of March 31, 2018:

($ in thousands)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Corporate Debt	$28,000	$—	$—	$160,000	$188,000
Asset Based	38,795	5,489	97,928	—	142,212
Total Debt	$66,795	$5,489	$97,928	$160,000	$330,212

($ in thousands)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Operating lease obligations (2)	5,045	11,600	9,704	19,705	46,054
Total	$71,840	$17,089	$107,632	$179,705	$376,266

(1)	See Note (10) Debt, net, in the accompanying consolidated financial statements for additional information.

(2)
Minimum rental obligation for Tiptree, Reliance, Luxury and Fortegra office leases. The total rent expense for the Company for the three months ended March 31, 2018 and 2017 was $1.5 million and $1.7 million, respectively.

Critical Accounting Policies and Estimates

The preparation of our financial statements in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. There have been no material changes to the critical accounting policies and estimates as discussed in our 2017 Annual Report on Form 10-K.

Recently Adopted and Issued Accounting Standards

For a discussion of recently adopted and issued accounting standards see the section “Recent Accounting Standards” in Note (2) Summary of Significant Accounting Policies of the notes to the accompanying consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, we enter into various off-balance sheet arrangements including entering into derivative financial instruments and hedging transactions, operating leases and sponsoring and owning interests in consolidated and non-consolidated variable interest entities.

Further disclosure on our off-balance sheet arrangements as of March 31, 2018 is presented in the “Notes to Consolidated Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” of this filing as follows:

•	Note (9) Derivative Financial Instruments and Hedging

•	Note (20) Commitments and Contingencies

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our 2017 Annual Report on Form 10-K described our Quantitative and Qualitative Disclosures About Market Risk. Other than the below, there were no material changes to the assumptions or risks during the three months ended March 31, 2018.

As of March 31, 2018, we owned 16.43 million shares of common stock, or approximately 34%, of Invesque, a real estate investment company that specializes in health care real estate and senior living property investment throughout North America. Pursuant to the Investor Rights Agreement, we have agreed to restrictions on the sale of our Invesque shares for a period ranging from 6 months to 18 months. The value of our Invesque shares will be reported at fair market value on a quarterly basis and may fluctuate. Invesque has historically paid monthly dividends but there can be no assurance that Invesque will continue to pay dividends in the same frequency or amount. A loss in the fair market value of our Invesque shares or a reduction or discontinuation in the dividends paid on our Invesque shares could have a material adverse effect on our financial condition and results of operations.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Fortegra is a defendant in Mullins v. Southern Financial Life Insurance Co., which was filed in February 2006, in the Pike Circuit Court, in the Commonwealth of Kentucky. A class was certified in June 2010. At issue is the duration or term of coverage under certain disability and life credit insurance policies. The action alleges violations of the Consumer Protection Act and certain insurance statutes, as well as common law fraud and seeks compensatory and punitive damages, attorney fees and interest. To date, the court has not awarded sanctions in connection with Plaintiffs’ April 2012 Motion for Sanctions. In January 2015, the trial court issued an Order denying Fortegra’s motion to decertify the class, which was upheld on appeal. Following a February 2017 hearing, the court denied Fortegra’s Motion for Summary Judgment as to certain disability insurance policies. In January 2018, in response to a Plaintiffs’ motion, the court vacated its November 2017 order granting Fortegra’s Motion for Summary Judgment as to the life certificates at issue with leave to refile. No trial or additional hearings are currently scheduled.

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

Item 1A. Risk Factors

For information regarding factors that could affect our Company, results of operations and financial condition, see the risk factors discussed under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material change in those risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity for the three months ended March 31, 2018 was as follows:

Period	Purchaser	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2018 to March 31, 2018: Open Market Purchases	Tiptree Inc.	29,365	$6.36	29,365	$9,813,267
	Total	29,365	$6.36	29,365	$9,813,267

(1)
On March 19, 2018, Tiptree engaged a broker in connection with a share repurchase program for the repurchase, by a subsidiary of the company, of up to $10 million of its outstanding Class A common stock. The Company expects the share purchases to be made from time to time in the open market or through privately negotiated transactions, or otherwise, subject to applicable laws and regulations. Unless otherwise completed or terminated earlier, the repurchase program will expire on March 19, 2019. The Board of Directors of Tiptree also authorized Tiptree to make additional block repurchases of $10 million in the aggregate from time to time in the open market or through privately negotiated transactions, or otherwise, subject to Tiptree’s Executive Committee’s discretion.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits, Financial Statement Schedules

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Tiptree Inc. has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Tiptree Inc.

Date:	May 7, 2018	By:/s/ Michael Barnes
Michael Barnes
Executive Chairman

Date:	May 7, 2018	By:/s/ Jonathan Ilany
Jonathan Ilany
Chief Executive Officer

Date:	May 7, 2018	By:/s/ Sandra Bell
Sandra Bell
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1
Governance and Investor Rights Agreement, dated as of February 1, 2018, by and between Invesque Inc. and Tiptree Operating Company, LLC (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on February 7, 2018 and herein incorporated by reference).

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

*
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets for March 31, 2018 and December 31, 2017, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the period ended March 31, 2018, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017 and (vi) the Notes to the Condensed Consolidated Financial Statements.