Form 10-Q
period 2018-06-30
TIPTREE INC.
filed 2018-08-06
CIK 1393726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly period ended June 30, 2018
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
If an emerging company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of August 1, 2018, there were 36,561,931 shares, par value $0.001, of the registrant’s Common Stock outstanding.

Tiptree Inc.
Quarterly Report on Form 10-Q
June 30, 2018

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
“Common Stock” means Class A common stock $0.001 par value for periods prior to June 7, 2018 and thereafter the common stock $0.001 par value.
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
“Invesque” means Invesque Inc. (f/k/a Mainstreet Health Investments Inc.).
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
“Tax Act” means Public Law no. 115-97, commonly referred to as the Tax Cuts and Jobs Act.
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

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

Item 1. Financial Statements (Unaudited)

	As of
	June 30, 2018	December 31, 2017
Assets:
Investments:
Available for sale securities, at fair value	$234,361	$182,448
Loans, at fair value	233,535	258,173
Equity securities, at fair value	140,132	25,536
Other investments	56,442	59,142
Total investments	664,470	525,299
Cash and cash equivalents	91,490	110,667
Restricted cash	18,148	31,570
Notes and accounts receivable, net	194,971	186,422
Reinsurance receivables	373,145	352,967
Deferred acquisition costs	146,882	147,162
Goodwill	91,562	91,562
Intangible assets, net	56,936	64,017
Other assets	40,329	31,584
Assets held for sale	51,598	448,492
Total assets	$1,729,531	$1,989,742

Liabilities and Stockholders’ Equity
Liabilities:
Debt, net	$366,215	$346,081
Unearned premiums	526,282	503,446
Policy liabilities and unpaid claims	122,290	112,003
Deferred revenue	63,797	56,745
Reinsurance payable	93,488	90,554
Other liabilities and accrued expenses	110,379	121,321
Liabilities held for sale	46,264	362,818
Total liabilities	$1,328,715	$1,592,968

Stockholders’ Equity: (1)
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued or outstanding	$—	$—
Common Stock: $0.001 par value, 200,000,000 shares authorized, 36,643,317 and 35,003,004 shares issued and outstanding, respectively	37	35
Common stock - Class B: $0.001 par value, none and 50,000,000 shares authorized, none and 8,049,029 shares issued and outstanding, respectively	—	8
Additional paid-in capital	335,749	295,582
Accumulated other comprehensive income (loss), net of tax	(2,399)	966
Retained earnings	60,265	38,079
Common Stock held by subsidiaries, 0 and 5,197,551 shares, respectively	—	(34,585)
Class B common stock held by subsidiaries, none and 8,049,029 shares, respectively	—	(8)
Total Tiptree Inc. stockholders’ equity	393,652	300,077
Non-controlling interests - TFP	—	77,494
Non-controlling interests - Other	7,164	19,203
Total stockholders’ equity	400,816	396,774
Total liabilities and stockholders’ equity	$1,729,531	$1,989,742
(1) See Note (16) Stockholders’ Equity for information related to changes in the Company’s equity capitalization.

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Earned premiums, net	$100,044	$87,477	$201,689	$176,708
Service and administrative fees	24,891	23,067	49,467	46,843
Ceding commissions	2,242	2,017	4,525	4,288
Net investment income	4,927	3,687	9,132	8,192
Net realized and unrealized gains (losses)	11,472	11,445	18,078	27,657
Other revenue	9,133	11,552	17,890	21,746
Total revenues	152,709	139,245	300,781	285,434
Expenses:
Policy and contract benefits	34,174	29,802	70,800	62,794
Commission expense	62,562	56,546	125,195	113,339
Employee compensation and benefits	27,188	29,035	54,976	58,065
Interest expense	6,655	6,305	12,601	12,383
Depreciation and amortization	2,953	3,471	5,910	7,025
Other expenses	17,600	21,886	36,765	39,505
Total expenses	151,132	147,045	306,247	293,111
Other income:
Income attributable to consolidated CLOs	—	7,941	—	16,808
Expenses attributable to consolidated CLOs	—	5,046	—	9,998
Net income (loss) attributable to consolidated CLOs	—	2,895	—	6,810
Total other income	—	2,895	—	6,810
Income (loss) before taxes from continuing operations	1,577	(4,905)	(5,466)	(867)
Less: provision (benefit) for income taxes	701	(1,305)	(867)	263
Net income (loss) from continuing operations	876	(3,600)	(4,599)	(1,130)
Discontinued operations:
Income (loss) before taxes from discontinued operations	—	(2,294)	624	(3,824)
Gain on sale of discontinued operations, net	—	—	46,184	—
Less: Provision (benefit) for income taxes	—	(570)	12,327	(972)
Net income (loss) from discontinued operations	—	(1,724)	34,481	(2,852)
Net income (loss) before non-controlling interests	876	(5,324)	29,882	(3,982)
Less: net income (loss) attributable to non-controlling interests - TFP	108	(1,045)	5,500	(837)
Less: net income (loss) attributable to non-controlling interests - Other	(58)	164	(4)	198
Net income (loss) attributable to Common Stockholders	$826	$(4,443)	$24,386	$(3,343)

Net income (loss) per Common Share:
Basic, continuing operations, net	$0.02	$(0.11)	$(0.11)	$(0.05)
Basic, discontinued operations, net	—	(0.04)	0.84	(0.07)
Basic earnings per share	$0.02	$(0.15)	$0.73	$(0.12)

Diluted, continuing operations, net	0.02	(0.11)	(0.11)	(0.05)
Diluted, discontinued operations, net	—	(0.04)	0.84	(0.07)
Diluted earnings per share	$0.02	$(0.15)	$0.73	$(0.12)

Weighted average number of Common Shares:
Basic	36,593,154	28,832,975	33,245,921	28,630,027
Diluted	37,386,319	28,832,975	33,245,921	28,630,027

Dividends declared per Common Share	$0.035	$0.030	$0.070	$0.060

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net income (loss) before non-controlling interests	$876	$(5,324)	$29,882	$(3,982)

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	(752)	767	(3,045)	1,445
Related tax (expense) benefit	174	(268)	678	(511)
Reclassification of (gains) losses included in net income	4	(20)	535	27
Related tax expense (benefit)	(1)	7	(117)	(9)
Unrealized gains (losses) on available-for-sale securities, net of tax	(575)	486	(1,949)	952

Interest rate swaps (cash flow hedges):
Unrealized gains (losses) on interest rate swaps	—	(510)	1,111	(378)
Related tax (expense) benefit	—	144	(276)	96
Reclassification of (gains) losses included in net income (1)	—	93	(3,845)	237
Related tax expense (benefit)	—	(32)	936	(77)
Unrealized (losses) gains on interest rate swaps from cash flow hedges, net of tax	—	(305)	(2,074)	(122)

Other comprehensive income (loss), net of tax	(575)	181	(4,023)	830
Comprehensive income (loss)	301	(5,143)	25,859	(3,152)
Less: Comprehensive income (loss) attributable to non-controlling interests - TFP	108	(982)	4,937	(658)
Less: Comprehensive income (loss) attributable to non-controlling interests - Other	(58)	12	(440)	72
Comprehensive income (loss) attributable to Common Stockholders	$251	$(4,173)	$21,362	$(2,566)
(1) Deconsolidated as part of the sale of Care. See Note (3) Dispositions, Assets Held for Sale & Discontinued Operations.

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands, except shares)

	Number of Shares		Par Value					Shares held by subsidiaries				Total stockholders’ equity to Tiptree Inc.	Non-controlling interests - TFP	Non-controlling interests - Other	Total stockholders' equity
	Common Stock	Class B	Common Stock	Class B	Additional paid in capital	Accumulated other comprehensive income (loss)	Retained earnings	Common Stock	Common Stock Amount	Class B Shares	Class B Amount
Balance at December 31, 2016	34,983,616	8,049,029	$35	$8	$297,391	$555	$37,974	(6,596,000)	$(42,524)	(8,049,029)	$(8)	$293,431	$76,077	$20,636	$390,144
Amortization of share based incentive compensation	—	—	—	—	976	—	—	—	—	—	—	976	—	—	976
Vesting of share-based incentive compensation	19,388	—	—	—	(537)	—	—	99,537	647	—	—	110	—	—	110
Issuance of common stock for cash upon exercise of stock options	—	—	—	—	(1,371)	—	—	1,510,920	9,471	—	—	8,100	—	—	8,100
Other comprehensive income, net of tax	—	—	—	—	—	777	—	—	—	—	—	777	179	(126)	830
Non-controlling interest contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	2,464	2,464
Non-controlling interest distributions	—	—	—	—	—	—	—	—	—	—	—	—	(483)	(1,120)	(1,603)
Shares acquired by subsidiaries	—	—	—	—	—	—	—	(1,000,000)	(7,300)	—	—	(7,300)	—	—	(7,300)
Net changes in non-controlling interest	—	—	—	—	(177)	—	—	—	—	—	—	(177)	—	2,816	2,639
Dividends declared	—	—	—	—	—	—	(1,706)	—	—	—	—	(1,706)	—	—	(1,706)
Net income	—	—	—	—	—	—	(3,343)	—	—	—	—	(3,343)	(837)	198	(3,982)
Balance at June 30, 2017	35,003,004	8,049,029	$35	$8	$296,282	$1,332	$32,925	(5,985,543)	$(39,706)	(8,049,029)	$(8)	$290,868	$74,936	$24,868	$390,672

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands, except shares)

	Number of Shares		Par Value		Additional paid in capital	Accumulated other comprehensive income (loss)	Retained earnings	Shares held by subsidiaries				Total stockholders’ equity to Tiptree Inc.	Non-controlling interests - TFP	Non-controlling interests - Other	Total stockholders' equity
	Common Stock	Class B	Common Stock	Class B				Common Stock	Common Stock Amount	Class B Shares	Class B Amount
Balance at December 31, 2017	35,003,004	8,049,029	$35	$8	$295,582	$966	$38,079	(5,197,551)	$(34,585)	(8,049,029)	$(8)	$300,077	$77,494	$19,203	$396,774
Amortization of share-based incentive compensation	—	—	—	—	1,204	—	—	—	—	—	—	1,204	—	1,080	2,284
Vesting of share-based incentive compensation	—	—	—	—	(1,041)	—	—	161,574	1,050	—	—	9	—	—	9
Other comprehensive income, net of tax	—	—	—	—	—	(3,024)	—	—	—	—	—	(3,024)	(563)	(436)	(4,023)
Non-controlling interest contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	1,418	1,418
Non-controlling interest distributions	—	—	—	—	—	—	—	—	—	—	—	—	(241)	—	(241)
Shares purchased under stock purchase plan	(1,372,739)	—	(1)	—	(8,857)	—	—	—	—	—	—	(8,858)	—	—	(8,858)
Net changes in non-controlling interest			—	—	(132)	—	—	—	—	—	—	(132)	—	(14,097)	(14,229)
Reorganization merger	8,049,029	(8,049,029)	8	(8)	82,523	(341)				8,049,029	8	82,190	(82,190)	—	—
Cancellation of treasury shares	(5,035,977)	—	(5)	—	(33,530)	—	—	5,035,977	33,535			—	—	—	—
Dividends declared			—	—	—	—	(2,200)	—	—	—	—	(2,200)	—	—	(2,200)
Net income	—	—	—	—	—	—	24,386	—	—	—	—	24,386	5,500	(4)	29,882
Balance at June 30, 2018	36,643,317	—	$37	$—	$335,749	$(2,399)	$60,265	—	$—	—	$—	$393,652	$—	$7,164	$400,816

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six months ended June 30,
	2018	2017
Operating Activities:
Net income (loss) attributable to Common Stockholders	$24,386	$(3,343)
Net income (loss) attributable to non-controlling interests - TFP	5,500	(837)
Net income (loss) attributable to non-controlling interests - Other	(4)	198
Net income (loss)	29,882	(3,982)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Net realized and unrealized (gains) losses	(18,078)	(27,657)
Net (gain) on sale of subsidiary	(46,184)	—
Net unrealized loss (gain) on interest rate swaps	—	(25)
Change in fair value of contingent consideration	—	3,615
Non cash compensation expense	2,284	3,140
Amortization/accretion of premiums and discounts	430	686
Depreciation and amortization expense	5,911	16,232
Provision for doubtful accounts	126	378
Amortization of deferred financing costs	523	1,426
Loss on extinguishment of debt	428	—
Deferred tax expense (benefit)	11,460	(339)
Changes in operating assets and liabilities:
Mortgage loans originated for sale	(730,657)	(720,123)
Proceeds from the sale of mortgage loans originated for sale	778,671	779,304
(Increase) decrease in notes and accounts receivable	(8,994)	(12,032)
(Increase) decrease in reinsurance receivables	(20,178)	(39,010)
(Increase) decrease in deferred acquisition costs	280	(326)
(Increase) decrease in other assets	(19,091)	(5,040)
Increase (decrease) in unearned premiums	22,836	26,866
Increase (decrease) in policy liabilities and unpaid claims	10,287	4,633
Increase (decrease) in deferred revenue	7,052	281
Increase (decrease) in reinsurance payable	2,934	16,991
Increase (decrease) in other liabilities and accrued expenses	(19,759)	(16,347)
Operating activities from consolidated CLOs	—	(1,452)
Net cash provided by (used in) operating activities	10,163	27,219

Investing Activities:
Purchases of investments	(182,294)	(73,541)
Proceeds from sales and maturities of investments	122,511	122,220
(Increase) decrease in loans owned, at amortized cost, net	—	(2,001)
Purchases of real estate capital expenditures	(592)	(359)
Proceeds from the sale of real estate	9,384	6,510
Purchases of corporate fixed assets	(2,032)	(1,340)
Proceeds from the sale of subsidiaries	3,561	4,846
Proceeds from notes receivable	14,923	27,678
Issuance of notes receivable	(15,040)	(27,635)
Business and asset acquisitions, net of cash and deposits	—	(75,782)
Investing activities from consolidated CLOs	—	48,470
Net cash provided by (used in) investing activities	(49,579)	29,066

Financing Activities:
Dividends paid	(2,200)	(1,706)
Non-controlling interest contributions	1,418	2,464
Non-controlling interest distributions	(241)	(1,130)
Payment of debt issuance costs	(657)	(1,267)

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six months ended June 30,
	2018	2017
Proceeds from borrowings and mortgage notes payable	786,705	822,119
Principal paydowns of borrowings and mortgage notes payable	(776,031)	(800,944)
Proceeds from the exercise of options for Common Stock	—	8,100
Repurchases of common stock	(8,858)	(7,300)
Financing activities from consolidated CLOs	—	(49,010)
Net cash provided by (used in) financing activities	136	(28,674)
Net increase (decrease) in cash, cash equivalents and restricted cash	(39,280)	27,611
Cash, cash equivalents and restricted cash – beginning of period	142,237	74,258
Cash, cash equivalents and restricted cash – beginning of period - held for sale	10,533	13,224
Cash, cash equivalents and restricted cash – end of period	113,490	115,093
Less: Reclassification of cash to assets held for sale	3,852	8,619
Cash, cash equivalents and restricted cash– end of period	$109,638	$106,474

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Assets of consolidated CLOs deconsolidated due to sale and redemption	$—	$405,263
Liabilities of consolidated CLOs deconsolidated due to sale and redemption	$—	$387,273
Equity securities acquired through the sale of a subsidiary and asset sales	$134,083	$—
Real estate acquired through asset acquisition	$—	$8,178
Intangible assets related to in-place leases acquired through asset acquisition	$—	$2,049
Debt assumed through acquisitions	$—	$7,586
Cancellation of treasury shares	$33,535	$—
Acquisition of non-controlling interest	$82,190	$—
Acquired real estate properties through, or in lieu of, foreclosure of the related loan	$5,100	$6,976

	As of
Reconciliation of cash, cash equivalents and restricted cash shown in the statement of cash flows	June 30, 2018	December 31, 2017
Cash and cash equivalents	$91,490	$110,667
Restricted cash	18,148	31,570
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$109,638	142,237

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2018
(in thousands, except share data)

(1) Organization

Tiptree Inc. (together with its consolidated subsidiaries, collectively, Tiptree, the Company, or we) is a Maryland Corporation that was incorporated on March 19, 2007. Tiptree’s Common Stock trades on the Nasdaq Capital Market under the symbol “TIPT”. Tiptree is a holding company that combines specialty insurance operations with investment management expertise. We allocate our capital across our insurance operations and investments in other companies and assets which are managed as part of Tiptree Capital. As of June 30, 2018, Tiptree Capital consists of asset management operations, mortgage operations and other investments. As such, we classify our business into three reportable segments: specialty insurance, asset management and mortgage.

On April 10, 2018, Tiptree completed a reorganization merger whereby Tiptree Financial Partners, L.P. (TFP) merged with and into Tiptree, with Tiptree continuing as the surviving company. Prior to the merger Tiptree owned approximately 84% of TFP, with the remaining portion accounted for as non-controlling interest. See Note (16) Stockholders’ Equity for additional information.

In this report “Common Stock” means Class A common stock $0.001 par value for periods prior to June 7, 2018 and thereafter the common stock $0.001 par value. See Note (16) Stockholders’ Equity for more information.

(2) Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of Tiptree have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and include the accounts of the Company and its subsidiaries. The condensed consolidated financial statements are presented in U.S. dollars, the main operating currency of the Company. The unaudited condensed consolidated financial statements presented herein should be read in conjunction with the annual audited financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2017. In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, including normal recurring adjustments necessary to present fairly the Company’s financial position, results of operations, comprehensive income and cash flows for each of the interim periods presented. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the full year ending on December 31, 2018.

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

As a result of the adoption of ASU 2016-01, an immaterial amount of equity securities classified as available for sale as of December 31, 2017 were reclassified to equity securities, at fair value as of March 31, 2018. The net unrealized loss was immaterial. The adoption of ASU 2016-18 resulted in reclassification of restricted cash balances into cash, cash equivalents and restricted cash on the condensed consolidated statements of cash flows for the six months ended June 30, 2018 and 2017.

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
June 30, 2018
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

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes. Management makes estimates and assumptions that include, but are not limited to, the determination of the following significant items:

•	Fair value of financial assets and liabilities, including, but not limited to, securities, loans and derivatives;

•	Value of acquired assets and liabilities;

•	Carrying value of goodwill and other intangibles, including estimated amortization period and useful lives;

•	Reserves for unpaid losses and loss adjustment expenses, estimated future claims and losses, potential litigation and other claims;

•	Valuation of contingent share issuances for compensation and purchase consideration, including estimates of number of shares and vesting schedules;

•	Revenue recognition including, but not limited to, the timing and amount of insurance premiums, service, administration fees, and loan origination fees; and

•	Other matters that affect the reported amounts and disclosure of contingencies in the condensed consolidated financial statements.

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
June 30, 2018
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
June 30, 2018
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
June 30, 2018
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
June 30, 2018
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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2018
(in thousands, except share data)

On July 3, 2018 the Company received approximately 0.2 million shares of Invesque as a result of a final working capital calculation. This was recorded as a receivable at the time of sale, and there was no change to the gain on sale of Care as a result of this final payment.

The Care sale contract also contains a provision which provides for contingent consideration should a specified portion of the portfolio be disposed of within a 3 year period at a gain, which must exceed a predefined threshold. This contingent consideration represents a gain contingency, and, as a result, the Company will not recognize any additional gain unless such consideration is realized.

The Company has reclassified the income and expenses attributable to Care to net income (loss) from discontinued operations for the three and six months ended June 30, 2018 and 2017.

The Company has entered into a definitive agreement to sell Luxury and classified Luxury as held for sale as of December 31, 2017. The agreement did not meet the requirements to be classified as a discontinued operation. Assets and liabilities attributable to Luxury have been reclassified to assets held for sale and liabilities held for sale, respectively, as of June 30, 2018 and December 31, 2017.

As of June 30, 2018 and December 31, 2017, the Company did not record any impairments with respect to assets held for sale or discontinued operations.

Assets Held for Sale

The following table represents detail of assets and liabilities held for sale in the condensed consolidated balance sheets for the following periods:

	As of
	June 30, 2018(1)	December 31, 2017
Assets	Luxury	Care	Luxury	Total
Investments:
Loans, at fair value	$45,654	$—	$57,255	$57,255
Loans at amortized cost, net	—	700	—	700
Real estate, net of accumulated depreciation of $0 and $26,823	—	347,303	—	347,303
Other investments	887	1,853	677	2,530
Total Investments	46,541	349,856	57,932	407,788
Cash and cash equivalents	3,852	8,316	2,217	10,533
Notes and accounts receivable, net	233	5,318	263	5,581
Intangible assets, net of accumulated amortization of $0 and $26,944	—	17,417	—	17,417
Other assets	972	6,508	665	7,173
Assets held for sale	$51,598	$387,415	$61,077	$448,492

Liabilities
Debt, net	$44,721	$296,868	$53,835	$350,703
Other liabilities and accrued expenses	1,543	10,693	1,422	12,115
Liabilities held for sale	$46,264	$307,561	$55,257	$362,818

(1) Reflects the closing of the sale of Care discussed above. The reduction in net assets and liabilities held for sale included approximately $13.4 million related to non-controlling interest.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2018
(in thousands, except share data)

Discontinued Operations

The following table represents detail of revenues and expenses of discontinued operations in the condensed consolidated statements of operations for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Rental and related revenue	$—	$18,246	$6,476	$35,649
Other revenue	—	379	149	695
Total revenues	—	18,625	6,625	36,344
Expenses:
Employee compensation and benefits	—	7,697	2,788	14,776
Interest expense	—	2,999	1,252	5,700
Depreciation and amortization	—	4,726	—	8,981
Other expenses	—	5,497	1,961	10,711
Total expenses	—	20,919	6,001	40,168
Net income (loss) before taxes from discontinued operations	—	(2,294)	624	(3,824)
Gain on sale of discontinued operations, net	—	—	46,184	—
Less: provision (benefit) for income taxes	—	(570)	12,327	(972)
Net income (loss) from discontinued operations	$—	$(1,724)	$34,481	$(2,852)
The following table represents a summary of cash flows related to discontinued operation included in the condensed consolidated statements of cash flows for the following periods:

	Six Months Ended June 30,
	2018	2017
Net cash provided by (used in):
Operating activities	$(2,095)	$10,003
Investing activities	(592)	(74,796)
Financing activities	(123)	53,376
Net cash flows provided by discontinued operations	$(2,810)	$(11,417)

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
June 30, 2018
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

	Three Months Ended June 30, 2018
		Tiptree Capital
	Specialty insurance	Asset management	Mortgage	Other	Total
Total revenue	$134,111	$181	$12,688	$5,729	$152,709
Total expense	(125,380)	(795)	(12,334)	(5,974)	(144,483)
Corporate expense	—	—	—	—	(6,649)
Income (loss) before taxes from continuing operations	$8,731	$(614)	$354	$(245)	$1,577
Less: provision (benefit) for income taxes					701
Net income (loss) from discontinued operations					—
Net income (loss) before non-controlling interests					$876
Less: net income (loss) attributable to non-controlling interests					50
Net income (loss) attributable to Common Stockholders					$826

	Three Months Ended June 30, 2017
		Tiptree Capital
	Specialty insurance(1)	Asset management	Mortgage	Other	Total
Total revenue	$111,171	$3,818	$14,384	$9,872	$139,245
Total expense	(111,903)	(2,184)	(15,684)	(8,646)	(138,417)
Net income attributable to consolidated CLOs	—	2,895	—	—	2,895
Corporate expense	—	—	—	—	(8,628)
Income (loss) before taxes from continuing operations	$(732)	$4,529	$(1,300)	$1,226	$(4,905)
Less: provision (benefit) for income taxes					(1,305)
Net income (loss) from discontinued operations					(1,724)
Net income (loss) before non-controlling interests					$(5,324)
Less: net income (loss) attributable to non-controlling interests					(881)
Net income (loss) attributable to Common Stockholders					$(4,443)

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2018
(in thousands, except share data)

	Six Months Ended June 30, 2018
		Tiptree Capital
	Specialty insurance	Asset management	Mortgage	Other	Total
Total revenue	$264,109	$2,036	$25,686	$8,950	$300,781
Total expense	(254,035)	(1,758)	(25,179)	(11,912)	(292,884)
Corporate expense	—	—	—	—	(13,363)
Net income (loss) before taxes from continuing operations	$10,074	$278	$507	$(2,962)	$(5,466)
Less: provision (benefit) for income taxes					(867)
Net income (loss) from discontinued operations					34,481
Net income (loss) before non-controlling interests					$29,882
Less: net income (loss) attributable to non-controlling interests					5,496
Net income (loss) attributable to Common Stockholders					$24,386

	Six Months Ended June 30, 2017
		Tiptree Capital
	Specialty insurance	Asset management	Mortgage	Other	Total
Total revenue	$233,017	$6,791	$27,212	$18,414	$285,434
Total expense	(228,948)	(3,491)	(28,211)	(17,104)	(277,754)
Net income attributable to consolidated CLOs	—	6,810	—	—	6,810
Corporate expense	—	—	—	—	(15,357)
Net income (loss) before taxes from continuing operations	$4,069	$10,110	$(999)	$1,310	$(867)
Less: provision (benefit) for income taxes					263
Net income (loss) from discontinued operations					(2,852)
Net income (loss) before non-controlling interests					$(3,982)
Less: net income (loss) attributable to non-controlling interests					(639)
Net income (loss) attributable to Common Stockholders					$(3,343)

The following table presents the segment assets for the following periods:
	Segment Assets as of June 30, 2018
		Tiptree Capital
	Specialty insurance	Asset management	Mortgage	Other	Total
Segment assets	$1,393,739	$2,979	$78,218	$202,997	$1,677,933
Assets held for sale	—	—	—	51,598	51,598
Total assets					$1,729,531

	Segment Assets as of December 31, 2017
		Tiptree Capital
	Specialty insurance	Asset management	Mortgage	Other	Total
Segment assets	$1,367,437	$5,537	$90,260	$78,016	$1,541,250
Assets held for sale	—	—	—	448,492	448,492
Total assets					$1,989,742

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2018
(in thousands, except share data)

(5) Investments

Investments by Segment

The following table presents investments by operating segment and/or reporting unit, as appropriate:

	As of June 30, 2018
	Specialty insurance	Tiptree Capital
		Asset management	Mortgage (1)	Other (1) (2)	Total
Available for sale securities, at fair value	$234,361	$—	$—	$—	$234,361
Loans, at fair value	179,609	—	53,926	—	233,535
Equity securities, at fair value	36,881	—	—	103,251	140,132
Other investments	31,641	1,530	5,039	18,232	56,442
Total	$482,492	$1,530	$58,965	$121,483	$664,470

	As of December 31, 2017
	Specialty insurance	Tiptree Capital
		Asset management	Mortgage (1)	Other (1) (2)	Total
Available for sale securities, at fair value	$182,448	$—	$—	$—	$182,448
Loans, at fair value	195,327	—	62,846	—	258,173
Equity securities, at fair value	25,536	—	—	—	25,536
Other investments	50,720	2,846	5,013	563	59,142
Total	$454,031	$2,846	$67,859	$563	$525,299
(1) Investment income sourced from these investments is presented in Note (15) Other Revenue, Other Expenses and Other Income.
(2) Does not include items related to assets held for sale. See Note (3) Dispositions, Assets Held for Sale & Discontinued Operations.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2018
(in thousands, except share data)

Available for Sale Securities, at fair value

All of the Company’s investments in available for sale securities as of June 30, 2018 and December 31, 2017 are held by subsidiaries in the specialty insurance business. The following tables present the Company's investments in available for sale securities:

	As of June 30, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$44,592	$2	$(660)	$43,934
Obligations of state and political subdivisions	59,205	70	(636)	58,639
Corporate securities	77,505	3	(1,337)	76,171
Asset backed securities	46,903	194	(827)	46,270
Certificates of deposit	3,040	—	—	3,040
Obligations of foreign governments	6,337	2	(32)	6,307
Total	$237,582	$271	$(3,492)	$234,361

	As of December 31, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$48,399	$20	$(474)	$47,945
Obligations of state and political subdivisions	47,211	190	(420)	46,981
Corporate securities	62,125	195	(345)	61,975
Asset backed securities	23,369	182	(58)	23,493
Certificates of deposit	896	—	—	896
Equity securities	595	10	(17)	588
Obligations of foreign governments	562	9	(1)	570
Total	$183,157	$606	$(1,315)	$182,448

The following tables summarize the gross unrealized losses on available for sale securities in an unrealized loss position:

	As of June 30, 2018
	Less Than or Equal to One Year			More Than One Year
	Fair value	Gross unrealized losses	# of Securities	Fair value	Gross unrealized losses	# of Securities
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$28,581	$(431)	125	$7,264	$(229)	57
Obligations of state and political subdivisions	34,451	(262)	139	5,835	(374)	41
Corporate securities	68,894	(1,031)	669	5,273	(306)	92
Asset-backed securities	6,137	(827)	30	—	—	—
Obligations of foreign governments	4,701	(32)	35	—	—	—
Total	$142,764	$(2,583)	998	$18,372	$(909)	190

	As of December 31, 2017
	Less Than or Equal to One Year			More Than One Year
	Fair value	Gross unrealized losses	# of Securities	Fair value	Gross unrealized losses	# of Securities
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$37,918	$(291)	115	$7,584	$(183)	56
Obligations of state and political subdivisions	24,165	(135)	96	7,294	(285)	48
Corporate securities	37,573	(179)	295	6,568	(166)	127
Asset-backed securities	1,297	(58)	2	—	—	—
Equity securities	295	(15)	3	63	(2)	2
Obligations of foreign governments	371	(1)	1	—	—	—
Total	$101,619	$(679)	512	$21,509	$(636)	233

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2018
(in thousands, except share data)

The Company does not intend to sell the investments that were in an unrealized loss position as of June 30, 2018, and management believes that it is more likely than not that the Company will be able to hold these securities until full recovery of their amortized cost basis for fixed maturity securities. The unrealized losses were attributable to changes in interest rates and not credit-related issues. As of June 30, 2018 and December 31, 2017, based on the Company's review, none of the fixed maturity securities were deemed to be other-than-temporarily impaired based on the Company's analysis of the securities and its intent to hold the securities until recovery.

The amortized cost and fair values of investments in debt securities, by contractual maturity date, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Excluded from this table are equity securities since they have no contractual maturity.

	As of
	June 30, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$30,238	$30,186	$26,399	$26,363
Due after one year through five years	115,702	114,324	86,287	85,852
Due after five years through ten years	38,628	37,607	41,442	41,085
Due after ten years	6,111	5,974	5,065	5,067
Asset-backed securities	46,903	46,270	23,369	23,493
Total	$237,582	$234,361	$182,562	$181,860

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

	As of
	June 30, 2018	December 31, 2017
Fair value of restricted investments for special deposits required by state insurance departments	$7,098	$6,101
Fair value of restricted investments in trust pursuant to reinsurance agreements	22,683	10,175
Total fair value of restricted investments	$29,781	$16,276

The following table presents additional information on the Company’s available for sale securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Purchases of available for sale securities	$33,655	$10,748	$109,225	$34,657

Proceeds from maturities, calls and prepayments of available for sale securities	$7,152	$12,000	$17,170	$16,223

Gains (losses) realized on maturities, calls and prepayments of available for sale securities	$(4)	$(2)	$(30)	$(5)

Gross proceeds from sales of available for sale securities	$6,015	$4,832	$38,047	$18,326

Gains (losses) realized on sales of available for sale securities	$4	$21	$(496)	$(23)

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2018
(in thousands, except share data)

Investment in Loans

The following table presents the Company’s investments in loans, measured at fair value:

	As of June 30, 2018			As of December 31, 2017
	Fair value	Unpaid principal balance (UPB)	Fair value exceeds / (below) UPB	Fair value	Unpaid principal balance (UPB)	Fair value exceeds / (below) UPB
Loans, at fair value
Corporate loans (1)	$149,624	$152,897	$(3,273)	$157,661	$157,834	$(173)
Mortgage loans held for sale	53,926	52,063	1,863	62,846	60,764	2,082
Non-performing loans (2)	29,985	38,739	(8,754)	37,666	52,872	(15,206)
Total loans, at fair value	$233,535	$243,699	$(10,164)	$258,173	$271,470	$(13,297)
(1) The UPB of these loans approximates cost basis.
(2) The cost basis of NPLs was approximately $24,630 and $32,398 at June 30, 2018 and December 31, 2017, respectively.

The following table presents the Company’s investments in loans, measured at fair value pledged as collateral:

	As of
	June 30, 2018	December 31, 2017
Corporate loans	$144,808	$154,279
Mortgage loans held for sale	53,052	62,212
Non-performing loans	—	30,703
Total fair value of loans pledged as collateral	$197,860	$247,194

As of June 30, 2018 and December 31, 2017, there were no mortgage loans held for sale 90 days or more past due.

Other Investments

The following table contains information regarding the Company’s other investments as of the following periods:

	As of
	June 30, 2018	December 31, 2017
Other investments
Real estate, net (1) (2)	$—	$19,226
Foreclosed residential real estate property	14,787	16,056
Seller financing (3)	11,825	11,275
Derivative assets	4,872	5,013
Debentures	5,196	4,163
Other	19,762	3,409
Total other investments	$56,442	$59,142
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
June 30, 2018
(in thousands, except share data)

•	Dividend income from equity securities, at fair value;

•	Earnings from other investments.

The following table presents the components of net investment income related to our specialty insurance business recorded on the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
Net investment income	2018	2017	2018	2017
Available for sale securities, at fair value	$1,829	$782	$3,048	$1,600
Loans, at fair value	2,710	2,727	5,182	5,632
Equity securities, at fair value	563	728	953	1,453
Other investments	407	286	846	530
Total investment income	5,509	4,523	10,029	9,215
Less: investment expenses	582	836	897	1,023
Net investment income	$4,927	$3,687	$9,132	$8,192

The following table presents the components of net realized and unrealized gains (losses) recorded on the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
Net realized and unrealized gains (losses)	2018	2017	2018	2017
Net realized gains (losses)	$11,536	$18,455	$31,693	$29,333
Net unrealized gains (losses)	(64)	(7,010)	(13,615)	(1,676)
Net realized and unrealized gains (losses)	$11,472	$11,445	$18,078	$27,657

The following table presents the net gain on the sale of mortgage loans and the cumulative net unrealized gains (losses) on equity securities, at fair value recorded on the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net realized gain on sale of mortgage loans (1)	$9,036	$15,880	$20,430	$30,761

Net unrealized gains (losses) on equity securities, at fair value held at the reporting date	$(315)	$(8,318)	$(14,159)	$(10,058)
(1) Related to the Company’s mortgage business.

(6) Notes and Accounts Receivable, net

The following table summarizes the total notes and accounts receivable, net:

	As of
	June 30, 2018	December 31, 2017
Notes receivable, net - premium financing program (1)	$12,237	$12,225
Accounts and premiums receivable, net	51,981	59,946
Retrospective commissions receivable	74,440	68,064
Trust receivables	39,828	29,060
Other receivables	16,485	17,127
Total	$194,971	$186,422
(1) Related to the Company’s specialty insurance business.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2018
(in thousands, except share data)

Notes Receivable, net

The Company has established an allowance for uncollectible amounts against its notes receivable of $78 and $66 as of June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018 and December 31, 2017, there were $292 and $416 in balances classified as 90 days plus past due, respectively.

Accounts and premiums receivable, net, Retrospective commissions receivable, Trust receivables and Other receivables

Accounts and premiums receivable, net, retrospective commissions receivable, trust receivables and other receivables are primarily trade receivables from the specialty insurance business that are carried at their approximate fair value. The Company has established a valuation allowance against its accounts and premiums receivable of $266 and $196 as of June 30, 2018 and December 31, 2017, respectively.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2018
(in thousands, except share data)

(7) Reinsurance Receivables

The following table presents the effect of reinsurance on premiums written and earned by our specialty insurance business for the following periods:

	Direct amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount - assumed to net
For the Three Months Ended June 30, 2018
Premiums written:
Life insurance	$17,329	$9,425	$454	$8,358	5.4%
Accident and health insurance	30,191	20,291	787	10,687	7.4%
Property and liability insurance	144,427	67,942	281	76,766	0.4%
Total premiums written	191,947	97,658	1,522	95,811	1.6%

Premiums earned:
Life insurance	15,693	7,931	436	8,198	5.3%
Accident and health insurance	28,336	19,012	799	10,123	7.9%
Property and liability insurance	134,662	61,285	8,346	81,723	10.2%
Total premiums earned	$178,691	$88,228	$9,581	$100,044	9.6%

For the Three Months Ended June 30, 2017
Premiums written:
Life insurance	$15,604	$7,947	$496	$8,153	6.1%
Accident and health insurance	28,038	18,528	783	10,293	7.6%
Property and liability insurance	135,805	63,129	5,844	78,520	7.4%
Total premiums written	179,447	89,604	7,123	96,966	7.3%

Premiums earned:
Life insurance	15,153	7,509	499	8,143	6.1%
Accident and health insurance	26,526	18,167	784	9,143	8.6%
Property and liability insurance	116,537	49,695	3,349	70,191	4.8%
Total premiums earned	$158,216	$75,371	$4,632	$87,477	5.3%

For the Six Months Ended June 30, 2018
Premiums written:
Life insurance	$31,091	$16,601	$881	$15,371	5.7%
Accident and health insurance	56,817	37,724	1,556	20,649	7.5%
Property and liability insurance	286,169	134,769	17,609	169,009	10.4%
Total premiums written	374,077	189,094	20,046	205,029	9.8%

Premiums earned:
Life insurance	31,307	15,753	889	16,443	5.4%
Accident and health insurance	57,238	38,629	1,617	20,226	8.0%
Property and liability insurance	264,271	115,216	15,965	165,020	9.7%
Total premiums earned	$352,816	$169,598	$18,471	$201,689	9.2%

For the Six Months Ended June 30, 2017
Premiums written:
Life insurance	$27,900	$13,677	$933	$15,156	6.2%
Accident and health insurance	53,208	34,834	1,493	19,867	7.5%
Property and liability insurance	257,562	120,097	10,826	148,291	7.3%
Total premiums written	338,670	168,608	13,252	183,314	7.2%

Premiums earned:
Life insurance	30,341	14,921	992	16,412	6.0%
Accident and health insurance	53,895	37,225	1,559	18,229	8.6%
Property and liability insurance	230,601	96,201	7,667	142,067	5.4%
Total premiums earned	$314,837	$148,347	$10,218	$176,708	5.8%

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2018
(in thousands, except share data)

The following table presents the components of policy and contract benefits, including the effect of reinsurance on losses and loss adjustment expenses (LAE) incurred:

	Direct amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount - assumed to net
For the Three Months Ended June 30, 2018
Losses Incurred
Life insurance	$8,795	$5,029	$181	$3,947	4.6%
Accident and health insurance	4,293	3,655	(20)	618	(3.2)%
Property and liability insurance	52,676	35,117	7,420	24,979	29.7%
Total losses incurred	65,764	43,801	7,581	29,544	25.7%

	Member benefit claims (1)			4,630
	Total policy and contract benefits			$34,174

For the Three Months Ended June 30, 2017
Losses Incurred
Life insurance	$8,322	$4,567	$275	$4,030	6.8%
Accident and health insurance	4,912	4,186	216	942	22.9%
Property and liability insurance	48,144	27,775	299	20,668	1.4%
Total losses incurred	61,378	36,528	790	25,640	3.1%

	Member benefit claims (1)			4,162
	Total policy and contract benefits			$29,802

For the Six Months Ended June 30, 2018
Losses Incurred
Life insurance	$19,148	$10,701	$343	$8,790	3.9%
Accident and health insurance	8,870	7,199	226	1,897	11.9%
Property and liability insurance	106,233	68,047	13,383	51,569	26.0%
Total losses incurred	134,251	85,947	13,952	62,256	22.4%

	Member benefit claims (1)			8,544
	Total policy and contract benefits			$70,800

For the Six Months Ended June 30, 2017
Losses Incurred
Life insurance	$16,524	$8,985	$570	$8,109	7.0%
Accident and health insurance	8,744	7,563	472	1,653	28.6%
Property and liability insurance	95,752	51,883	1,164	45,033	2.6%
Total losses incurred	121,020	68,431	2,206	54,795	4.0%

	Member benefit claims (1)			7,999
	Total policy and contract benefits			$62,794
(1) - Member benefit claims are not covered by reinsurance.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2018
(in thousands, except share data)

The following table presents the components of the reinsurance receivables:

	As of
	June 30, 2018	December 31, 2017
Prepaid reinsurance premiums:
Life (1)	$65,425	$65,218
Accident and health (1)	55,823	56,729
Property	151,288	131,735
Total	272,536	253,682

Ceded claim reserves:
Life	2,926	2,988
Accident and health	9,657	9,575
Property	68,442	61,406
Total ceded claim reserves recoverable	81,025	73,969
Other reinsurance settlements recoverable	19,584	25,316
Reinsurance receivables	$373,145	$352,967
(1) - Including policyholder account balances ceded.

The following table presents the aggregate amount included in reinsurance receivables that is comprised of the three largest receivable balances from non-affiliated reinsurers:

As of
June 30, 2018
Total of the three largest receivable balances from non-affiliated reinsurers	$84,837

As of June 30, 2018, the non-affiliated reinsurers from whom our specialty insurance business has the largest receivable balances were: MFI Insurance Company, LTD (A. M. Best Rating: Not rated), Freedom Insurance Company, LTD (A. M. Best Rating: Not rated) and Frandisco Property and Casualty Insurance Company (A. M. Best Rating: Not rated). The related receivables of these reinsurers are collateralized by assets on hand, assets held in trust accounts and letters of credit. As of June 30, 2018, the Company does not believe there is a risk of loss due to the concentration of credit risk in the reinsurance program given the collateralization.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2018
(in thousands, except share data)

(8) Goodwill and Intangible Assets, net

The following table presents identifiable finite and indefinite-lived intangible assets, accumulated amortization, and goodwill by operating segment and/or reporting unit, as appropriate:

	As of June 30, 2018				As of December 31, 2017
		Tiptree Capital				Tiptree Capital
	Specialty insurance	Mortgage	Other	Total	Specialty insurance	Mortgage	Other	Total
Customer relationships	$50,500	$—	$—	$50,500	$50,500	$—	$—	$50,500
Accumulated amortization	(15,497)	—	—	(15,497)	(12,081)	—	—	(12,081)
Trade names	6,500	800	—	7,300	6,500	800	—	7,300
Accumulated amortization	(2,455)	(240)	—	(2,695)	(2,182)	(200)	—	(2,382)
Software licensing	8,500	640	—	9,140	8,500	640	—	9,140
Accumulated amortization	(6,092)	(274)	—	(6,366)	(5,242)	(228)	—	(5,470)
Insurance policies and contracts acquired	36,500	—	—	36,500	36,500	—	—	36,500
Accumulated amortization	(35,707)	—	—	(35,707)	(35,433)	—	—	(35,433)
Insurance licensing agreements(1)	13,761	—	—	13,761	13,761	—	—	13,761
Leases in place (2)	—	—	—	—	2,324	—	—	2,324
Accumulated amortization	—	—	—	—	(142)	—	—	(142)
Intangible assets, net	56,010	926	—	56,936	63,005	1,012	—	64,017
Goodwill	89,854	1,708	—	91,562	89,854	1,708	—	91,562
Total goodwill and intangible assets, net	$145,864	$2,634	$—	$148,498	$152,859	$2,720	$—	$155,579
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
(2) Disposed of as part of the sale of Care. See Note (3) Dispositions, Assets Held for Sale & Discontinued Operations.

Goodwill

The following table presents the activity in goodwill, by operating segment and/or reporting unit, as appropriate, and includes the adjustments made to the balance of goodwill to reflect the effect of the final valuation adjustments made for acquisitions, as well as the reduction to any goodwill attributable to discontinued operations or impairment related charges:

		Tiptree Capital
	Specialty insurance	Mortgage	Other	Total
Balance at December 31, 2017	$89,854	$1,708	$—	$91,562
Balance at June 30, 2018	$89,854	$1,708	$—	$91,562

Accumulated impairments	$—	$—	$699	$699

The Company conducts annual impairment tests of its goodwill as of October 1. For the three and six months ended June 30, 2018 and 2017, respectively, no impairment was recorded on the Company’s goodwill or intangibles.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2018
(in thousands, except share data)

	Specialty insurance	Mortgage	Total
Balance at December 31, 2017	$63,005	$1,012	$64,017
Intangible assets divested	(2,167)	—	(2,167)
Less: amortization expense	(4,828)	(86)	(4,914)
Balance at June 30, 2018	$56,010	$926	$56,936

The following table presents the amortization expense on finite-lived intangible assets for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Amortization expense on intangible assets	$2,439	$2,882	$4,914	$5,879
The items previously disclosed for businesses the Company has designated as a discontinued operation are disclosed in Note (3) Dispositions, Assets Held for Sale & Discontinued Operations.

The following table presents the amortization expense on finite-lived intangible assets for the next five years by operating segment and/or reporting unit, as appropriate:

	As of June 30, 2018
	Specialty insurance (VOBA)	Specialty insurance (other)	Mortgage	Total
Remainder of 2018	$191	$4,538	$85	$4,814
2019	217	7,509	171	7,897
2020	123	5,027	171	5,321
2021	82	4,251	171	4,504
2022	54	3,595	126	3,775
2023 and thereafter	126	16,536	202	16,864
Total	$793	$41,456	$926	$43,175

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
June 30, 2018
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

The following table summarizes the gross notional and fair value amounts of derivatives (on a gross basis) categorized by underlying risk:

	As of June 30, 2018			As of December 31, 2017
	Notional values	Asset derivatives	Liability derivatives	Notional values	Asset derivatives	Liability derivatives
Interest rate risk:
Interest rate lock commitments	$184,472	$4,812	$—	$190,645	$4,808	$—
Forward delivery contracts	33,748	14	—	71,152	30	—
TBA mortgage backed securities	171,000	46	639	197,000	175	117
Total	$389,220	$4,872	$639	$458,797	$5,013	$117

Derivatives Designated as Cash Flow Hedging Instruments

The following table presents the fair value and the related outstanding notional amounts of the Company's cash flow hedging derivative instruments and indicates where the Company records each amount in its condensed consolidated balance sheets:

		As of
	Balance Sheet Location	June 30, 2018 (1)	December 31, 2017
Unrealized gain (loss), net of tax, on the fair value of interest rate swaps	AOCI	$—	$2,074
(1) Deconsolidated of as part of the sale of Care. See Note (3) Dispositions, Assets Held for Sale & Discontinued Operations.

The following table presents the pretax impact of the cash flow hedging derivative instruments on the condensed consolidated financial statements for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Gains (losses) recognized in AOCI on the derivative-effective portion	$—	$(510)	$1,111	$(378)

(Gains) losses reclassified from AOCI into income-effective portion	$—	$93	$—	$237

Gains (losses) recognized in income on the derivative-ineffective portion	$—	$(1)	$—	$(2)

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2018
(in thousands, except share data)

(10) Debt, net

The following table summarizes the balance of the Company’s debt obligations, net of discounts and deferred financing costs.

			Maximum borrowing capacity as of	As of
Debt Type	Stated maturity date	Stated interest rate or range of rates	June 30, 2018	June 30, 2018	December 31, 2017
Corporate debt
Secured corporate credit agreements	December 2018 - September 2020	LIBOR + 1.00% to 5.50%	$155,000	$74,030	$28,500
Junior subordinated notes	October 2057	8.50%	125,000	125,000	125,000
Preferred trust securities	June 2037	LIBOR + 4.10%	35,000	35,000	35,000
Total corporate debt				234,030	188,500
Asset based debt (1)
Asset based revolving financing (2)	April 2019 - August 2022	LIBOR + 2.25% - 2.60%	175,000	100,557	118,794
Residential mortgage warehouse borrowings (3)	August 2018 - June 2019	LIBOR + 2.50% to 3.00%	76,000	41,898	48,810
Total asset based debt				142,455	167,604
Total debt, face value				376,485	356,104
Unamortized discount, net				(659)	(191)
Unamortized deferred financing costs				(9,611)	(9,832)
Total debt, net				$366,215	$346,081

(1) Asset based debt is generally recourse only to specific assets and related cash flows.
(2) The weighted average coupon rate for asset based revolving financing was 4.35% and 3.73% at June 30, 2018 and December 31, 2017, respectively.
(3) The weighted average coupon rate for residential mortgage warehouse borrowings was 4.55% and 3.70% at June 30, 2018 and December 31, 2017, respectively.

The table below presents the amount of interest expense the Company incurred on its debt for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest expense on debt	$6,620	$6,319	$12,561	$12,397
The items previously disclosed for businesses the Company has designated as a discontinued operation are disclosed in Note (3) Dispositions, Assets Held for Sale & Discontinued Operations.

The following table presents the future maturities of the unpaid principal balance on the Company’s debt as of:

June 30, 2018
Remainder of 2018	$—
2019	47,727
2020	74,030
2021	—
2022	94,728
Thereafter	160,000
Total	$376,485

The following narrative is a summary of certain of the terms of our debt agreements for the period ended June 30, 2018:
Corporate Debt

Secured Corporate Credit Agreements

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2018
(in thousands, except share data)

On May 4, 2018, Operating Company (Tiptree Operating Company, LLC.) entered into a Fifth Amendment to the Credit Agreement with Fortress providing for an additional $47,000 borrowing for a total principal amount outstanding of $75,000 as of the borrowing date. The Fifth Amendment extends the maturity date of all term loans under the Credit Agreement from September 18, 2018 to September 18, 2020. The amended facility also has a new interest rate at a variable rate of equal to one-month LIBOR with a LIBOR floor of 1.25%, plus a margin of 5.50% per annum and has a pre-payment fee of 1% for six months.

Asset Based Debt

Asset Backed Revolving Financing

During the six months ended June 30, 2018, the $11,917 balance of the NPL financing in our specialty insurance business was paid off and the borrowing was extinguished.

As of June 30, 2018 and December 31, 2017, a total of $94,728 and $101,428, respectively, was outstanding under the corporate loan financing agreement in our specialty insurance business.

As of June 30, 2018 and December 31, 2017, a total of $5,829 and $5,449, respectively, was outstanding under the borrowing related to our premium finance business in our specialty insurance business.

Residential Mortgage Warehouse Borrowings

During the six months ended June 30, 2018, a subsidiary in our mortgage business extended the maturity date of a $50,000 warehouse line of credit from March 2018 to May 2018, which was then extended to May 2019. The maturity date of a $25,000 warehouse line of credit was extended from June 2018 to June 2019.

As of June 30, 2018, the Company is in compliance with the representations and covenants for outstanding borrowings or has obtained waivers for any events of non-compliance.

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
June 30, 2018
(in thousands, except share data)

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

The Company’s investment in Invesque is subject to certain contractual restrictions on registration and sale. The fair value of the Invesque shares is based on the market price adjusted for the impact of such restrictions. As of June 30, 2018 the weighted average estimated restriction period was 11 months. As a result of the discount on the Invesque investment, the fair value measurement falls under Level 2 of the fair value hierarchy.

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

NPLs that have become REOs were measured at fair value on a non-recurring basis during the six months ended June 30, 2018 and the year ended December 31, 2017. The carrying value of REOs at June 30, 2018 and December 31, 2017 was $14,787 and $16,056, respectively. Upon conversion to REO, the fair value is estimated using broker price opinion (BPO). BPOs are subject

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2018
(in thousands, except share data)

to judgments of a particular broker formed by visiting a property, assessing general home values in an area, reviewing comparable listings, and reviewing comparable completed sales. These judgments may vary among brokers and may fluctuate over time based on housing market activities and the influx of additional comparable listings and sales. REO is included in other investments. Subsequent to conversion, REOs are carried at lower of cost or market.

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

The following tables present the Company’s fair value hierarchies for financial assets and liabilities, measured on a recurring basis:

	As of June 30, 2018
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value
Assets:
Available for sale securities, at fair value:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$43,934	$—	$43,934
Obligations of state and political subdivisions	—	58,639	—	58,639
Obligations of foreign governments	—	6,307	—	6,307
Certificates of deposit	3,040	—	—	3,040
Asset backed securities	—	42,938	3,332	46,270
Corporate securities	—	76,171	—	76,171
Total available for sale securities, at fair value	3,040	227,989	3,332	234,361

Loans, at fair value:
Corporate loans	—	38,020	111,604	149,624
Mortgage loans held for sale	—	53,926	—	53,926
Non-performing loans	—	—	29,985	29,985
Total loans, at fair value	—	91,946	141,589	233,535

Equity securities, at fair value	14,749	125,128	255	140,132

Other investments:
Derivative assets:
Forward delivery contracts	—	14		14
Interest rate lock commitments	—	—	4,812	4,812
TBA mortgage backed securities	—	46	—	46
Total derivative assets	—	60	4,812	4,872
CLOs	—	—	1,999	1,999
Debentures	—	5,196	—	5,196
Total other investments, at fair value	—	5,256	6,811	12,067

Total	$17,789	$450,319	$151,987	$620,095

Liabilities:
Derivative liabilities:
TBA mortgage backed securities	$—	$639	$—	$639
Total derivative liabilities (included in other liabilities and accrued expenses)	—	639	—	639

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2018
(in thousands, except share data)

	As of June 30, 2018
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value
Contingent consideration payable	—	—	—	—
Total	$—	$639	$—	$639

	As of December 31, 2017
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value
Assets:
Available for sale securities, at fair value:
Equity securities	$541	$—	$47	$588
U.S. Treasury securities and obligations of U.S. government authorities and agencies	—	47,945	—	47,945
Obligations of state and political subdivisions	—	46,981	—	46,981
Obligations of foreign governments	—	570	—	570
Certificates of deposit	896	—	—	896
Asset backed securities	—	23,493	—	23,493
Corporate bonds	—	61,975	—	61,975
Total available for sale securities, at fair value	1,437	180,964	47	182,448

Loans, at fair value:
Corporate loans	—	40,925	116,736	157,661
Mortgage loans held for sale	—	62,846	—	62,846
Non-performing loans	—	—	37,666	37,666
Total loans, at fair value	—	103,771	154,402	258,173

Equity securities, at fair value	25,536	—	—	25,536

Other investments:
Derivative assets:
Forward delivery contracts	—	30	—	30
Interest rate lock commitments	—	—	4,808	4,808
TBA mortgage backed securities	—	175	—	175
Total derivative assets	—	205	4,808	5,013
CLOs	—	—	3,409	3,409
Debentures	—	4,163	—	4,163
Total other investments, at fair value	—	4,368	8,217	12,585

Total	$26,973	$289,103	$162,666	$478,742

Liabilities:
Derivative liabilities:
TBA mortgage backed securities	$—	$117	$—	$117
Total derivative liabilities (included in other liabilities and accrued expenses)	—	117	—	117
Contingent consideration payable	—	—	—	—
Total	$—	$117	$—	$117

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2018
(in thousands, except share data)

The following table represents additional information about assets that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value for the following periods:

	Six Months Ended June 30,
	2018 (1)	2017 (1)
	Non-CLO assets	Non-CLO assets	CLO assets
Balance at January 1,	$162,666	$211,192	$585,870
Net realized gains (losses)	870	13,170	(187)
Net unrealized gains (losses)	(1,720)	1,183	(1,098)
Origination of IRLC	24,981	25,824	—
Purchases	42,136	31,220	68,015
Sales (1)	(49,550)	(57,410)	(90,220)
Issuances	154	425	533
Transfer into Level 3 (1)	9,220	1,970	15,204
Transfer adjustments (out of) Level 3 (1)	(6,694)	(13,861)	(65,072)
Deconsolidation of CLOs due to sale		1,342	(251,300)
Conversion to real estate owned	(5,100)	(6,976)	—
Conversion to mortgage held for sale	(24,976)	(32,272)	—
Other	—	(32)	—
Balance at June 30,	$151,987	$175,775	$261,745

Changes in unrealized gains (losses) included in earnings related to assets still held at period end	$763	$3,707	$(622)

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

The following table represents additional information about liabilities that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value for the following periods:

	Six Months Ended June 30,
	2018	2017
	Non-CLO liabilities	Non-CLO liabilities	CLO liabilities
Balance at January 1,	$—	$3,084	$912,034
Net unrealized (gains) losses	—	—	(3,002)
Dispositions	—	—	(49,010)
FV adjustment	—	3,615	—
Deconsolidation of CLOs due to sale	—	—	(378,043)
Balance at June 30,	$—	$6,699	$481,979

Changes in unrealized (gains) losses included in earnings related to liabilities still held at period end	$—	$(3,615)	$(3,048)

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2018
(in thousands, except share data)

The following is quantitative information about Level 3 assets with significant unobservable inputs used in fair valuation.

	Fair Value as of				Actual or Range (Weighted average)
Assets	June 30, 2018	December 31, 2017	Valuation technique	Unobservable input(s)	June 30, 2018	December 31, 2017
Interest rate lock commitments	$4,812	$4,808	Internal model	Pull through rate	50% - 95%	50% - 95%
NPLs	29,985	37,666	Discounted cash flow	See table below (1)	See table below	See table below
Total	$34,797	$42,474

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

	As of June 30, 2018			As of December 31, 2017
Unobservable inputs	High	Low	Average(1)	High	Low	Average(1)
Discount rate	30.0%	16.0%	24.0%	30.0%	16.0%	23.5%
Loan resolution time-line (Years)	2.0	0.5	1.3	2.3	0.5	1.3
Value of underlying properties	$1,775	$45	$355	$1,775	$40	$306
Holding costs	15.0%	4.6%	7.1%	22.0%	5.3%	7.6%
Liquidation costs	15.9%	8.4%	9.3%	16.8%	8.4%	9.4%
Note rate	6.0%	3.0%	5.5%	6.0%	3.0%	4.8%
Secondary market transaction prices/UPB	88.5%	75.5%	96.9%	88.5%	75.5%	83.4%

(1)	Weighted based on value of underlying properties (excluding the value of underlying properties line item).

The previously disclosed liability for contingent consideration payable related to Reliance expired on June 30, 2018 with a fair value of $0. The fair value at December 31, 2017 was $0.

The following table presents the carrying amounts and estimated fair values of financial assets and liabilities that are not recorded at fair value and their respective levels within the fair value hierarchy:

	As of June 30, 2018			As of December 31, 2017
	Level within fair value hierarchy	Fair value	Carrying value	Level within fair value hierarchy	Fair value	Carrying value
Assets:
Notes and accounts receivable, net	2	$12,237	$12,237	2	$12,225	$12,225
Total assets		$12,237	$12,237		$12,225	$12,225

Liabilities:
Debt, net	3	$376,842	$375,826	3	$356,537	$355,913
Total liabilities		$376,842	$375,826		$356,537	$355,913
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
June 30, 2018
(in thousands, except share data)

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

(12) Liability for Unpaid Claims and Claim Adjustment Expenses

Roll forward of Claim Liability

The following table presents the activity in the net liability for unpaid losses and allocated loss adjustment expenses of short-duration contracts for the following periods:

	Six Months Ended June 30,
	2018	2017
Policy liabilities and unpaid claims balance as of January 1,	$112,003	$103,391
Less : liabilities of policy-holder accounts balances, gross	(15,474)	(17,417)
Less : non-insurance warranty benefit claim liabilities	(58)	(91)
Gross liabilities for unpaid losses and loss adjustment expenses	96,471	85,883
Less : reinsurance recoverable on unpaid losses - short duration	(73,778)	(63,112)
Less : other lines, gross	(224)	(208)
Net balance as of January 1, short duration	22,469	22,563

Incurred (short duration) related to:
Current year	55,926	50,925
Prior years	4,886	2,972
Total incurred	60,812	53,897

Paid (short duration) related to:
Current year	37,231	34,238
Prior years	19,475	17,653
Total paid	56,706	51,891

Net balance as of June 30, short duration	26,575	24,569
Plus : reinsurance recoverable on unpaid losses - short duration	80,865	69,772
Plus : other lines, gross	192	201
Gross liabilities for unpaid losses and loss adjustment expenses	107,632	94,542
Plus : liabilities of policy-holder accounts balances, gross	14,527	16,312
Plus : non-insurance warranty benefit claim liabilities	131	41
Policy liabilities and unpaid claims balance as of June 30,	$122,290	$110,895

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2018
(in thousands, except share data)

The following schedule reconciles the total on short duration contracts per the table above to the amount of total losses incurred as presented in the condensed consolidated statement of operations, excluding the amount for member benefit claims:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total incurred	$28,844	$25,209	$60,812	$53,897
Other lines incurred	77	(1)	123	(3)
Unallocated loss adjustment expense	623	432	1,321	901
Total losses incurred	$29,544	$25,640	$62,256	$54,795
For the six months ended June 30, 2018, the Company’s specialty insurance business experienced an increase in prior year case development of $4,886. This included $2,099 in non-standard auto and $4,564 in credit. This development was partially offset by favorable development in its warranty business. The warranty and credit lines of business are primarily in retrospective commission arrangements that cause loss development to minimally impact the operating income of the Company.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Asset management fee income	$1,317	$3,330	$2,894	$5,037
Warranty coverage revenue	6,279	5,783	12,402	9,488
Car club revenue	7,844	7,767	15,673	15,489
Other	1,856	2,053	3,953	3,949
Revenue from contracts with customers	$17,296	$18,933	$34,922	$33,963

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
June 30, 2018
(in thousands, except share data)

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

Information on Remaining Performance Obligations
We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at June 30, 2018.

Contract Balances
The timing of our revenue recognition may differ from the timing of payment by our customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied.

The table below presents the activity in the significant deferred assets and liabilities related to revenue from contracts with customers for the six month period ended June 30, 2018.

	January 1, 2018			June 30, 2018
	Beginning balance	Additions	Amortizations	Ending balance
Deferred costs
Warranty coverage revenue	$2,249	$190	$707	$1,732
Car club revenue	11,144	10,773	11,848	10,069
Total	$13,393	$10,963	$12,555	$11,801

Deferred revenue
Warranty coverage revenue	$28,324	$18,764	$12,402	$34,686
Car club revenue	14,861	14,165	15,673	13,353
Total	$43,185	$32,929	$28,075	$48,039

Bad debt expense was not material for any period presented.

(14) Other Assets and Other Liabilities and Accrued Expenses

Other Assets

The following table presents the components of other assets as reported in the condensed consolidated balance sheets:

	As of
	June 30, 2018	December 31, 2017
Due from brokers	$1,393	$261
Furniture, fixtures and equipment, net	5,399	4,304
Prepaid expenses	6,490	7,297
Accrued interest receivable	3,715	2,248
Management fee receivable	1,316	2,247
Income tax receivable	9,441	9,588
Other	12,575	5,639
Total other assets	$40,329	$31,584

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2018
(in thousands, except share data)

The following table presents the depreciation expense related to furniture, fixtures and equipment for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Depreciation expense related to furniture, fixtures and equipment	$494	$616	$991	$1,200
The items previously disclosed for businesses the Company has designated as a discontinued operation are disclosed in Note (3) Dispositions, Assets Held for Sale & Discontinued Operations.

Other Liabilities and Accrued Expenses

The following table presents the components of other liabilities and accrued expenses as reported in the condensed consolidated balance sheets:

	As of
	June 30, 2018	December 31, 2017
Accounts payable and accrued expenses	$44,750	$52,032
Deferred tax liabilities, net	32,252	22,744
Due to brokers	7,331	8,669
Commissions payable	8,111	14,185
Accrued interest payable	3,593	3,393
Escrow payable	523	6,753
Other	13,819	13,545
Total other liabilities and accrued expenses	$110,379	$121,321

(15) Other Revenue, Other Expenses and Other Income

Other Revenue

The following table presents the components of other revenue as reported in the condensed consolidated statement of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest income	$1,773	$4,424	$3,650	$9,130
Dividend income	2,495	—	4,158	—
Loan fee income	1,750	3,034	3,748	6,250
Management fee income	1,317	3,330	2,894	5,037
Other	1,798	764	3,440	1,329
Total other revenue	$9,133	$11,552	$17,890	$21,746
The items previously disclosed for businesses the Company has designated as a discontinued operation are disclosed in Note (3) Dispositions, Assets Held for Sale & Discontinued Operations.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2018
(in thousands, except share data)

Other Expenses

The following table presents the components of other expenses as reported in the condensed consolidated statement of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Professional fees	$3,736	$5,636	$8,808	$9,327
General and administrative	3,723	3,574	7,475	7,395
Premium taxes	3,400	2,883	7,022	6,030
Mortgage origination expenses	2,269	2,287	4,452	4,322
Rent and related	2,552	2,608	4,948	5,163
Other	1,920	4,898	4,060	7,268
Total other expense	$17,600	$21,886	$36,765	$39,505
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

During 2017 the Company exited all consolidated CLOs. See Note (3) Dispositions, Assets Held for Sale & Discontinued Operations.

The following table represents revenue and expenses of the consolidated CLOs included in the Company’s consolidated statements of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Income:
Net realized and unrealized gains (losses)	$—	$315	$—	$1,568
Interest income	—	7,626	—	15,240
Total income	—	7,941	—	16,808
Expenses:
Interest expense	—	4,274	—	9,049
Other expense	—	772	—	949
Total expense	—	5,046	—	9,998
Net income (loss) attributable to consolidated CLOs	$—	$2,895	$—	$6,810

As summarized in the table below, the application of the measurement alternative results in the consolidated net income summarized above to be equivalent to the Company’s own economic interests in the CLOs which are eliminated upon consolidation:

Economic interests:	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Distributions received	$—	$1,672	$—	$3,839
Realized and unrealized gains (losses) on subordinated notes held by the Company, net	—	863	—	2,244
Total	—	2,535	—	6,083
Management fee income	—	360	—	727
Total economic interests	$—	$2,895	$—	$6,810

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2018
(in thousands, except share data)

(16) Stockholders’ Equity

On April 3, 2018, 424,399 units of TFP were exchanged for 1,187,468 shares of Class A common stock. TFP delivered to the Company for cancellation one share of Class B common stock of Tiptree for each share of Class A common stock issued. After the exchange, Tiptree directly owned approximately 84% of TFP.

On April 10, 2018, the Company completed a reorganization merger whereby TFP merged with and into the Company with the Company continuing as the surviving company (Reorganization Merger). After the Reorganization Merger, TFP ceased to exist and the Company owned 100% of Operating Company. As a result of the merger, the balance of Non-controlling interest - TFP as of the merger date was allocated to Additional paid in capital and Accumulated other comprehensive income (loss), as detailed in the condensed consolidated statement of changes in stockholders equity.

In connection with the Reorganization Merger, each TFP limited partner other than TFI received 2.798 shares of Class A common stock for each partnership unit. Outstanding warrants to acquire 652,500 shares of Class A common stock at an exercise price of $11.33 per share owned by TFP were canceled. Warrants to acquire 103,994 shares of Class A common stock at an exercise price of $11.33 per share were issued to partners of TFP other than TFI. The warrants to acquire 805,986 TFP LP units at $21.232 per unit were canceled and TFI issued warrants for 2,255,149 Tiptree shares of Class A common stock at an exercise price of $7.59 per share to holders of the canceled warrants. In addition, TFI canceled all of the outstanding Class B common stock.

On April 16, 2018, the Company canceled 5,035,977 shares of Class A common stock held by a subsidiary of the Company, which had no effect on total Tiptree Inc. stockholders’ equity.

At the 2018 Annual Meeting of Stockholders of the Company held on June 6, 2018, the Company’s stockholders approved an amendment and restatement (the Amendment) to the Fourth Articles of Amendment and Restatement of the Company (as amended by the Amendment, the Fifth A&R Charter) to remove all references to the Company’s Class B common stock as well as other ministerial changes, including changing the name of our Class A common stock to Common Stock. The Amendment was filed with the State Department of Assessments and Taxation of Maryland on June 7, 2018.

On March 19, 2018 and May 10, 2018, the Company engaged a broker in connection with a daily stock repurchase program for the repurchase of up to $10.0 million of shares of the Company’s outstanding Common Stock. The Company’s Board of Directors extended the Company’s authorization to make additional block repurchases of up to $10.0 million of shares in the aggregate, at the discretion of the Company's Executive Committee.

	Six Months Ended June 30, 2018		As of June 30, 2018
	Number of shares purchased	Average price per share	Remaining repurchase authorization
Share repurchase program	772,739	$6.61	$4,892
Block repurchase program	600,000	6.25	6,250
Total	1,372,739	$6.45	$11,142

The Company declared cash dividends per share for the following periods presented below:

	Dividends per share for
	Six Months Ended June 30,
	2018	2017
First Quarter	$0.035	$0.030
Second Quarter (1)	0.035	0.030
Total cash dividends declared	$0.070	$0.060
(1) See Note (22) Subsequent Events for when dividend was declared.
Statutory Reporting and Insurance Company Subsidiaries Dividend Restrictions

The Company's regulated insurance company subsidiaries may pay dividends to our insurance holding company, subject to statutory restrictions. Payments in excess of statutory restrictions (extraordinary dividends) to our insurance holding company

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2018
(in thousands, except share data)

are permitted only with prior approval of the insurance department of the applicable state of domicile. The Company eliminated all dividends from its subsidiaries in the condensed consolidated financial statements. For the three and six months ended June 30, 2018 and June 30, 2017, respectively, the Company's insurance company subsidiaries did not pay any ordinary or extra ordinary dividends.

The following table presents the combined statutory capital and surplus of the Company's insurance company subsidiaries, the required minimum statutory capital and surplus, as required by the laws of the states in which they are domiciled, and the combined amount available for ordinary dividends of the Company's insurance company subsidiaries for the following periods:

	As of
	June 30, 2018	December 31, 2017
Combined statutory capital and surplus of the Company's insurance company subsidiaries	$117,810	$105,989

Required minimum statutory capital and surplus	$19,200	$19,200

Amount available for ordinary dividends of the Company's insurance company subsidiaries	$10,115	$10,115

At June 30, 2018, the maximum amount of dividends that our regulated insurance company subsidiaries could pay under applicable laws and regulations without regulatory approval was approximately $10,115. The Company may seek regulatory approval to pay dividends in excess of this permitted amount, but there can be no assurance that the Company would receive regulatory approval if sought.

Under the National Association of Insurance Commissioners (NAIC) Risk-Based Capital Act of 1995, a company's Risk-Based Capital (RBC) is calculated by applying certain risk factors to various asset, claim and reserve items. If a company's adjusted surplus falls below calculated RBC thresholds, regulatory intervention or oversight is required. The Company's insurance company subsidiaries' RBC levels, as calculated in accordance with the NAIC’s RBC instructions, exceeded all RBC thresholds as of June 30, 2018.

The following table presents the net income of the Company’s statutory insurance companies for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income of statutory insurance companies	$3,559	$3,307	$9,731	$6,354

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2018
(in thousands, except share data)

(17) Accumulated Other Comprehensive Income (Loss)

The following table presents the activity in accumulated other comprehensive income (loss) (AOCI), net of tax, for the following periods:

	Unrealized gains (losses) on			Amount attributable to noncontrolling interests
	Available for sale securities	Interest rate swaps	Total AOCI	TFP	Other	Total AOCI to Tiptree Inc.
Balance at December 31, 2016	$(700)	$1,759	$1,059	$(128)	$(376)	$555
Other comprehensive income (losses) before reclassifications	934	(282)	652	(179)	126	599
Amounts reclassified from AOCI	18	160	178	—	—	178
Period change	952	(122)	830	(179)	126	777
Balance at June 30, 2017	$252	$1,637	$1,889	$(307)	$(250)	$1,332

Balance at December 31, 2017	$(460)	$2,074	$1,614	$(222)	$(426)	$966
Other comprehensive income (losses) before reclassifications	(2,367)	835	(1,532)	61	210	(1,261)
Amounts reclassified from AOCI	418	—	418	—	—	418
Reclassification of AOCI - interest rate swaps (1)	—	(2,909)	(2,909)	502	226	(2,181)
Reorganization merger	—	—	—	(341)	—	(341)
Period change	(1,949)	(2,074)	(4,023)	222	436	(3,365)
Balance at June 30, 2018	$(2,409)	$—	$(2,409)	$—	$10	$(2,399)
(1) Relates to the sale of Care. See Note (3) Dispositions, Assets Held for Sale & Discontinued Operations

The following table presents the reclassification adjustments out of AOCI included in net income and the impacted line items on the condensed consolidated statement of operations for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,		Affected line item in consolidated statement of operations
Components of AOCI	2018	2017	2018	2017
Unrealized gains (losses) on available for sale securities	$(4)	$20	$(535)	$(27)	Net realized and unrealized gains (losses)
Related tax (expense) benefit	1	(7)	117	9	Provision for income tax
Net of tax	$(3)	$13	$(418)	$(18)

Unrealized gains (losses) on interest rate swaps	$—	$(93)	$—	$(237)	Interest expense
Reclassification of AOCI - interest rate swaps (1)	—	—	3,845	—	Gain on sale of discontinued operations
Related tax (expense) benefit	—	32	(936)	77	Provision for income tax
Net of tax	$—	$(61)	$2,909	$(160)
(1) Relates to the sale of Care. See Note (3) Dispositions, Assets Held for Sale & Discontinued Operations

(18) Stock Based Compensation

Equity Plans

2017 Omnibus Incentive Plan
The Company adopted the Tiptree 2017 Omnibus Incentive Plan (2017 Equity Plan) on June 6, 2017, which permits the grant of stock units, stock, and stock options up to a maximum of 6,100,000 shares of Common Stock. The general purpose of the 2017 Equity Plan is to attract, motivate and retain selected employees and directors for the Company and its subsidiaries, to

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2018
(in thousands, except share data)

provide them with incentives and rewards for performance and to better align their interests with the interests of the Company’s stockholders. Unless otherwise extended, the 2017 Equity Plan terminates automatically on June 6, 2027. The table below summarizes changes to the issuances under the Company’s 2013 and 2017 Equity Plan for the periods indicated:

2017 Equity Plan	Number of shares (1)
Available for issuance as of December 31, 2017	6,017,012
RSU and option awards granted	(535,478)
Forfeited	15,236
Available for issuance as of June 30, 2018	5,496,770
(1) Excludes awards granted under the Company’s subsidiary incentive plans that are exchangeable for Tiptree Common Stock.
Restricted Stock Units (RSUs)
Generally, the Tiptree RSUs vest and become nonforfeitable with respect to one-third of Tiptree shares granted on each of the first, second and third anniversaries of the date of the grant, and expensed using the straight-line method over the requisite service period.
The following table summarizes changes to the issuances of RSUs under the 2017 Equity Plan for the periods indicated:

	Number of shares issuable	Weighted average grant date fair value
Unvested units as of December 31, 2017	598,882	$6.48
Granted (1)	292,815	5.89
Vested	(186,244)	6.31
Forfeited	(15,236)	6.04
Unvested units as of June 30, 2018	690,217	$6.28
(1) Includes grants of 24,016 shares of Common Stock to directors.
The Company values RSUs at their grant-date fair value as measured by Tiptree’s Common Stock price. Included in vested shares for 2018 are 24,670 shares surrendered to pay taxes on behalf of the employees with shares vesting. During the six months ended June 30, 2018, the Company granted 268,799 RSUs to employees of the Company. 147,467 shares vest ratably over a period of three years that began in February 2018 and the remaining 121,332 shares will cliff vest in February 2021.

Subsidiary Incentive Plans

Certain of the Company’s subsidiaries have established RSU programs under which they are authorized to issue RSUs or their equivalents, representing equity of such subsidiaries to certain of their employees. Such awards are accounted for as equity. These RSUs are subject to performance-vesting criteria based on the performance of the subsidiary (performance vesting RSUs) and time-vesting subject to continued employment (time vesting RSUs). Following the service period, such vested RSUs may be exchanged at fair market value, at the option of the holder, for Tiptree Common Stock under the 2017 Equity Plan. The Company has the option, but not the obligation to settle the exchange right in cash.
The following table summarizes changes to the issuances of subsidiary RSU’s under the subsidiary incentive plans for the periods indicated:

Grant date fair value of equity shares issuable
Unvested balance as of December 31, 2017	$8,792
Vested	(1,466)
Unvested balance as of June 30, 2018	$7,326
The vested and unvested balance (assuming full vesting) translates to 1,862,934 shares of Common Stock if converted as of June 30, 2018.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2018
(in thousands, except share data)

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

The following table presents the assumptions used to estimate the fair values of the stock options granted for the following period:

Valuation Input	Six Months Ended June 30, 2018
	Assumption	Average
Historical volatility	30.63%	N/A
Risk-free rate	2.85%	N/A
Dividend yield	2.03%	N/A
Expected term (years)		6.5

The following table presents the Company's stock option activity for the current period:

	Options outstanding	Weighted average exercise price (in dollars per stock option)	Weighted average grant date value (in dollars per stock option)	Options exercisable
Balance, December 31, 2017	821,864	$6.36	$2.82	—
Granted	242,663	5.85	1.88	—
Balance, June 30, 2018 (1)	1,064,527	$6.24	$2.61	—

Weighted average remaining contractual term at June 30, 2018 (in years)	8.6
(1) Book value targets for grants in 2018, 2017, and 2016 are $9.97, $10.14, and $8.96, respectively.

Stock-based Compensation Expense

The following table presents total stock-based compensation expense and the related income tax benefit recognized on the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Employee compensation and benefits	$1,051	$1,342	$2,284	$3,140
Income tax benefit	(221)	(474)	(480)	(1,108)
Net stock-based compensation expense	$830	$868	$1,804	$2,032

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2018
(in thousands, except share data)

Additional information on total non-vested stock-based compensation is as follows:

	As of
	June 30, 2018
	Stock options	Restricted stock awards and RSUs
Unrecognized compensation cost related to non-vested awards	$1,718	$7,065
Weighted - average recognition period (in years)	2.90	1.65

(19) Income Taxes

The following table represents the income tax expense (benefit):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018		2017
Total income tax expense (benefit) from continuing operations	$701	$(1,305)	$(867)		$263

Effective tax rate (ETR)	44.5% (1)	26.4% (2)	15.9%	(3)	(30.4)%	(4)

Income tax expense (benefit) from discontinued operations	$—	$(570)	$12,327		$(972)

(1) Higher than the U.S. federal statutory income tax rate of 21% due to the effect of state income taxes, the impact of valuation allowance and other discrete items, partially offset by the dividends received deduction.

(2) Lower than the previous U.S. federal statutory income tax rate of 35% primarily due to state income taxes and other discrete items.

(3) Lower than the U.S. federal statutory income tax rate of 21% due to the effect of the dividends received deduction and other discrete items, partially offset by state income taxes, the impact of valuation allowance and other discrete items.

(4) Lower than the previous U.S. federal statutory income tax rate of 35% primarily due to other discrete items.

(20) Commitments and Contingencies

Contractual Obligations

The table below summarizes the Company’s contractual obligations by period that payments are due:

	As of June 30, 2018
	Less than one year	1-3 years	3-5 years	More than 5 years	Total
Total - operating lease obligations (1)	$5,078	$11,869	$9,268	$18,946	$45,161

(1)	Minimum rental obligations for Tiptree, Luxury, Reliance and Fortegra office leases.

The following table presents rent expense for the Company’s office leases recorded on the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Rent expense for office leases	$1,689	$1,749	$3,184	$3,447
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
June 30, 2018
(in thousands, except share data)

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

(21) Earnings Per Share

The Company calculates basic net income per Common Share based on the weighted average number of Common Shares outstanding (inclusive of vested restricted share units). The unvested restricted share units have the non-forfeitable right to participate in dividends declared and paid on the Company’s Common Stock on an as vested basis and are therefore considered a participating security. The Company calculates basic earnings per share using the “two-class” method, and for the three and six months ended June 30, 2018 and 2017, the income available to Common Stockholders was allocated to the unvested restricted stock units.

For the three months ended June 30, 2018 diluted net income per Common Shares for the period includes the effect of potential equity of subsidiaries as well as potential Common Stock. For the six months ended June 30, 2018 the assumed exercise of all dilutive instruments were anti-dilutive to continuing operations and not included in diluted net income per Common Share calculation.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2018
(in thousands, except share data)

The following table presents a reconciliation of basic and diluted net income per Common Share for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss) from continuing operations	$876	$(3,600)	$(4,599)	$(1,130)
Less:
Net income (loss) attributable to non-controlling interests	50	(401)	(1,066)	176
Net income allocated to participating securities	15	—	—	—
Net income (loss) from continuing operations attributable to Common Shares	811	(3,199)	(3,533)	(1,306)

Net income (loss) from discontinued operations	—	(1,724)	34,481	(2,852)
Less:
Net income (loss) from discontinued operations attributable to non-controlling interests	—	(480)	6,562	(815)
Net income (loss) from discontinued operations attributable to Common Shares	—	(1,244)	27,919	(2,037)
Net income (loss) attributable to Common Shares - basic	$811	$(4,443)	$24,386	$(3,343)
Effect of Dilutive Securities:
Securities of subsidiaries	(107)	—	—	—
Adjustments to income relating to exchangeable interests, net of tax	108	—	—	—
Net income (loss) attributable to Common Shares - diluted	$812	$(4,443)	$24,386	$(3,343)

Weighted average number of shares of Common Stock outstanding - basic	36,593,154	28,832,975	33,245,921	28,630,027
Weighted average number of incremental shares of Common Stock issuable from exchangeable interests and contingent considerations	793,165	—	—	—
Weighted average number of shares of Common Stock outstanding - diluted	37,386,319	28,832,975	33,245,921	28,630,027

Basic:
Net income (loss) from continuing operations	$0.02	$(0.11)	$(0.11)	$(0.05)
Net income (loss) from discontinued operations	—	(0.04)	0.84	(0.07)
Net income (loss) attributable to Common Shares	$0.02	$(0.15)	$0.73	$(0.12)

Diluted:
Net income (loss) from continuing operations	$0.02	$(0.11)	$(0.11)	$(0.05)
Net income (loss) from discontinued operations	—	(0.04)	0.84	(0.07)
Net income (loss) attributable to Common Shares	$0.02	$(0.15)	$0.73	$(0.12)

(22) Subsequent Events

On August 2, 2018, the Company’s board of directors declared a quarterly cash dividend of $0.035 per share to holders of Common Stock with a record date of August 20, 2018, and a payment date of August 27, 2018.

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

OVERVIEW

Tiptree is a holding company that combines insurance operations with investment management expertise. Our principal operating subsidiary is a leading provider of specialty insurance products and related services, including credit protection insurance, warranty products, and insurance programs which underwrite niche personal and commercial lines of insurance. We also allocate capital across a broad spectrum of investments, which we refer to as Tiptree Capital. Today, Tiptree Capital consists of asset management operations, mortgage operations and other investments, which include our minority interest in Invesque. When considering capital allocation decisions, we take a diversified approach, looking across sectors, geographies and asset classes, all with a longer-term horizon. We evaluate our performance primarily by the comparison of our shareholder’s long-term total return on capital, as measured by Adjusted EBITDA, Operating EBITDA and growth in book value per share plus dividends.

Year-to-date 2018, we have executed on several strategic objectives:

Insurance:

•
Specialty Insurance operations continued to grow as gross written premiums year-to-date were $393.7 million, up 12.0%, driven by growth in credit and other specialty programs. Net written premiums were $205.0 million, up 11.8%, driven by growth in credit and warranty products.

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

Corporate:

•
On March 23, 2018, we initiated an up to $20 million share buy-back plan split evenly between open market and opportunistic large block purchases. As of June 30, 2018, we repurchased 1,372,739 shares at an average price of $6.45.

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

Our insurance company investment portfolio primarily serves as a source to pay claims and secondarily as a source of income for our operations. Our investments include fixed maturity securities, loans, credit investment funds, equity securities and CLOs. Many of our investments are held at fair value. Changes in fair value for loans, credit investment funds, equity securities and CLO assets and liabilities are reported quarterly as unrealized gains or losses in revenues and can be impacted by changes in interest rates, credit risk, or market risk, including specific company or industry factors. When credit markets are performing well, loans held in our CLOs and credit fund investments may prepay, subjecting those investments to reinvestment risk. In deteriorating credit environments, default risk can impact the performance of our investments, as well as flowing through income as unrealized losses. Our equity holdings are relatively concentrated. General equity market trends, along with company and industry specific factors, can impact the fair value of our holdings and can result in unrealized gains and losses affecting our results. In addition, both as part of our insurance company investments and separately in Tiptree Capital, as of February 1, 2018, common shares of Invesque represent a significant asset on our balance sheet. Any change in the fair value of Invesque’s common stock or Invesque’s dividend policy could have a significant impact on our financial condition and results of operations.

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

RESULTS OF OPERATIONS
The following is a summary of our consolidated financial results for the three and six months ended June 30, 2018 and 2017. Management uses the Non-GAAP measures Operating EBITDA, Adjusted EBITDA and book value per share as measurements of operating performance. Management believes they provide supplemental information useful to investors as they are frequently used by the financial community to analyze financial performance, debt service and comparison among companies. Management uses Operating EBITDA as part of its capital allocation process and to assess comparative returns on invested capital. Adjusted EBITDA is also used in determining incentive compensation for the Company’s executive officers. The Company defines Adjusted EBITDA as GAAP net income of the Company adjusted to add (i) corporate interest expense, consolidated income taxes and consolidated depreciation and amortization expense, (ii) adjust for the effect of purchase accounting, (iii) adjust for non-cash fair value adjustments, and (iv) any significant non-recurring expenses. Operating EBITDA represents Adjusted EBITDA plus stock based compensation expense, less realized and unrealized gains and losses and less third party non-controlling interests. Operating EBITDA and Adjusted EBITDA are not measurements of financial performance or liquidity under GAAP and should not be considered as an alternative or substitute for GAAP net income. Management believes the use of book value per share provides supplemental information useful to investors as it is frequently used by the financial community to analyze company growth on a relative per share basis.

Selected Key Metrics

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
GAAP:	2018	2017	2018	2017
Total revenues	$152,709	$139,245	$300,781	$285,434
Net income (loss) before non-controlling interests	876	(5,324)	29,882	(3,982)
Net income (loss) attributable to Common Stockholders	826	(4,443)	24,386	(3,343)
Diluted earnings per share	0.02	(0.15)	0.73	(0.12)
Cash dividends paid per common share	0.065	0.06	0.065	0.06

Non-GAAP: (1)
Operating EBITDA	15,053	14,301	23,951	26,670
Adjusted EBITDA	10,167	6,771	15,511	18,556
Book value per share (2)	10.74	9.87	10.74	9.87
(1) For further information relating to the Company’s Adjusted EBITDA and book value per share, including a reconciliation to GAAP financials, see “—Non-GAAP Reconciliations.”
(2) For periods prior to April 10, 2018, book value per share assumed full exchange of the limited partners units of TFP for Common Stock.

Revenues

For the three months ended June 30, 2018, revenues were $152.7 million, which increased $13.5 million, or 9.7%, over the prior year period. For the six months ended June 30, 2018, revenues were $300.8 million, which increased $15.3 million, or 5.4%, over the prior year period. The increase for both periods was driven by growth in earned premiums and service and administrative fees, partially offset by reduced other income and unrealized losses on investments. Earned premiums were $201.7 million for the six months ended June 30, 2018, up from $176.7 million in the comparable 2017 period. This was consistent with our strategy of growing written premiums to increase investable assets and investment income. The combination of unearned premiums and deferred revenues on the balance sheet grew by $94.7 million, or 19.1%, from June 30, 2017 to June 30, 2018 as a result of an increase in credit protection and warranty written premiums.

Income (loss) before taxes (from continuing and discontinued operations)

The table below highlights key drivers impacting our consolidated results on a pre-tax basis. We focus on a longer term investment horizon. Many of our investments are carried at fair value and marked to market through unrealized gains and losses. As a result, we expect our earnings relating to these investments to be relatively volatile between periods in contrast to our fixed income securities, which are marked to market through accumulated other comprehensive income (“AOCI”) in stockholders equity. On February 1, 2018, we sold our senior living operations to Invesque in exchange for net 16.4 million shares of Invesque common stock which resulted in a gain on sale. During 2017, we made a strategic decision to decrease our overall exposure to CLO subordinated notes, which resulted in deconsolidation and decreased our earnings from CLO distributions and gains on sales of investments when comparing the three and six months ended June 30, 2018 versus the prior year periods.

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Unrealized and realized gains (losses)(1)	$(3,829)	$(6,866)	$(11,534)	$(6,166)
Discontinued operations (Care)(2)	$—	$(2,294)	$46,808	$(3,824)
Asset management - credit investments	$(1,135)	$2,670	$(858)	$7,838
(1) Excludes Mortgage realized and unrealized gains and losses - Performing and NPLs. Includes $7.2 million of unrealized losses attributable to Invesque shares from the date of the sale (February 1, 2018).
(2) Includes pre-tax Gain on sale of Discontinued Operations of $46.2 million.

Net Income (Loss) before non-controlling interests

For the three months ended June 30, 2018, net income before non-controlling interests was $0.9 million, compared to a loss of $5.3 million in the prior year period. The increase was driven by increased income from specialty insurance operations and reduced corporate expenses, which was partially offset by unrealized losses on Invesque common shares and lower distributions as we reduced our exposure to asset management related investments.

For the six months ended June 30, 2018, net income before non-controlling interests was $29.9 million compared to a loss of $4.0 million in the 2017 period, an increase of $33.9 million. In addition to the factors that impacted the three month period, the year-to-date increase was driven by $34.5 million of income from discontinued operations including the net gain on sale of Care.

Net Income (Loss) Available to Common Stockholders

For the three months ended June 30, 2018, net income available to Common Stockholders was $0.8 million, an increase of $5.3 million from the prior year period. For the six months ended June 30, 2018, net income available to Common Stockholders was $24.4 million, an increase of $27.7 million from the prior year period. The key drivers of net income available to Common Stockholders were the same factors which impacted the net income before non-controlling interests.

Operating and Adjusted EBITDA - Non-GAAP

For the three months ended June 30, 2018, Operating EBITDA was $15.1 million compared to $14.3 million in the prior year period, an increase of $0.8 million, or 5.6%. Operating EBITDA for the six months ended June 30, 2018 was $24.0 million compared to $26.7 million for the 2017 period, a decrease of $2.7 million, or 10.1%. The key drivers of the change in Operating EBITDA were driven by increased income from specialty insurance operations and reduced corporate expenses, which was partially offset by lower distributions on asset management related investments.

Adjusted EBITDA includes unrealized gains and losses, stock based compensation and non-controlling interests. For the three months ended June 30, 2018, Adjusted EBITDA was $10.2 million compared to $6.8 million in the prior year period, an increase of $3.4 million driven by improved specialty insurance operations and reduced corporate expenses, which was partially offset by lower investment income on asset management related investments. Adjusted EBITDA for the six months ended June 30, 2018 was $15.5 million compared to $18.6 million for the 2017 period, a decrease of $3.1 million, or 16.7% driven by improved specialty insurance operations and reduced corporate expenses, which were more than offset by unrealized losses on Invesque, and lower investment income and realized gains on asset management related investments. See “— Non-GAAP Reconciliations” for a reconciliation to GAAP net income.

Book Value per share - Non-GAAP

Total stockholders’ equity was $400.8 million as of June 30, 2018 compared to $390.7 million as of June 30, 2017, primarily driven by net income over the last four quarters and net of share repurchases and dividends paid.

Book value per share for the period ended June 30, 2018 was $10.74, an increase from book value per share, as exchanged, of $9.87 as of June 30, 2017. The key drivers of the period-over-period impact were basic earnings per share of $1.04 over the last four quarters and the purchase of 1.4 million shares at an average 39% discount to book value. Those increases were partially offset by dividends paid of $0.125 per share and officer and director compensation share issuances. Over the past twelve months, Tiptree returned $13.7 million to shareholders through share repurchases and dividends paid.

Results by Segment
Tiptree is a holding company that combines insurance operations with investment management expertise. In addition to our specialty insurance operations, we allocate our capital across our investments in other companies and assets which we refer to as Tiptree Capital. As of June 30, 2018, Tiptree Capital consists of asset management operations, mortgage operations and other investments (including Invesque common shares). As such, we classify our business into three reportable segments– specialty insurance, asset management and mortgage. Corporate activities include holding company interest expense, employee compensation and benefits, and other expenses. The following table presents the components of total pre-tax income including continuing and discontinued operations.

Pre-tax Income

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Specialty Insurance	$8,731	$(732)	$10,074	$4,069
Tiptree Capital:
Asset management	(614)	4,529	278	10,110
Mortgage	354	(1,300)	507	(999)
Other	(245)	1,226	(2,962)	1,310
Corporate	(6,649)	(8,628)	(13,363)	(15,357)
Pre-tax income (loss) from continuing operations	$1,577	$(4,905)	$(5,466)	$(867)
Pre-tax income (loss) from discontinued operations (1)	$—	$(2,294)	$46,808	$(3,824)

(1)	Includes Care for 2017 and 2018. Includes $46.2 million pre-tax gain on sale of Care in 2018.

Invested Capital, Total Capital and Operating EBITDA - Non-GAAP (1)

Management evaluates the return on Invested Capital and Total Capital, which are non-GAAP financial measures, when making capital investment decisions. Invested Capital represents its total equity investment, including any re-investment of earnings, and acquisition costs, net of tax. Total Capital represents Invested Capital plus Corporate Debt. Management believes the use of these financial measures provide supplemental information useful to investors as they are frequently used by the financial community to analyze how the Company has allocated capital over-time and provide a basis for determining the return on capital to shareholders. Management uses both of these measures when making capital investment decisions, including reinvesting cash, and evaluating the relative performance of its businesses and investments. The following tables present the components of Invested Capital, Total Capital, Operating EBITDA and Adjusted EBITDA.

	As of June 30,
($ in thousands)	Invested Capital		Total Capital
	2018	2017	2018	2017
Specialty Insurance	$288,433	$265,156	$448,433	$410,416
Tiptree Capital	163,724	201,121	163,724	201,121
Asset management	2,498	60,503	2,498	60,503
Mortgage	31,217	22,071	31,217	22,071
Other (2)	130,009	118,547	130,009	118,547
Corporate	(14,852)	(33,121)	59,178	24,379
Total Tiptree	$437,305	$433,156	$671,335	$635,916

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Specialty Insurance	$16,180	$12,762	$29,500	$25,020
Tiptree Capital	3,659	8,256	7,007	15,091
Asset management	652	3,330	1,572	6,678
Mortgage	294	2,076	604	2,963
Other (2)	2,713	2,850	4,831	5,450
Corporate	(4,786)	(6,717)	(12,556)	(13,441)
Total Operating EBITDA	$15,053	$14,301	$23,951	$26,670
Stock-based compensation expense	(1,051)	(1,342)	(2,284)	(3,140)
Realized and unrealized gains (losses) (3)	(3,829)	(6,866)	(6,022)	(6,166)
Third party non-controlling interests	(6)	678	(134)	1,192
Total Adjusted EBITDA	$10,167	$6,771	$15,511	$18,556

(1)	For further information relating to the Company’s Total Capital and Operating EBITDA, including a reconciliation to GAAP total stockholders equity and pre-tax income, see “—Non-GAAP Reconciliations.”

(2)
Includes discontinued operations related to Care. As of February 1, 2018, invested capital from Care discontinued operations is represented by our investment in Invesque common shares. For more information, see “Note—(3) Dispositions, Assets Held for Sale & Discontinued Operations.”

(3)	Excludes Mortgage realized and unrealized gains and losses - Performing and NPLs.

Specialty Insurance

Our principal operating subsidiary is a provider of specialty insurance products and related services, including credit protection insurance, warranty products, and insurance programs which underwrite niche personal and commercial lines of insurance. We also offer fee-based administration and fronting services for our self-insured clients who own captive producer owned reinsurance companies (“PORCs”). We generate income from insurance underwriting operations and our investment portfolio. Insurance underwriting revenues are primarily generated from net earned premiums, service and administrative fees and ceding commissions. We measure insurance underwriting operations performance by adjusted underwriting margin, combined ratio and Operating EBITDA. The investment portfolio income consists of investment income, gains and losses and is measured by net portfolio income.

The following tables present the specialty insurance segment results for the three and six months ended June 30, 2018 and 2017.

Operating Results

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Gross written premiums	$193,470	$186,046	$393,731	$351,399
Net written premiums	$95,811	$96,965	205,029	183,314
Revenues:
Net earned premiums	$100,044	$87,477	$201,689	$176,708
Service and administrative fees	24,891	23,067	49,467	46,843
Ceding commissions	2,242	2,017	4,525	4,288
Net investment income	4,927	3,687	9,132	8,192
Net realized and unrealized gains (losses)	1,417	(6,062)	(1,990)	(5,064)
Other income	590	985	1,286	2,050
Total revenues	$134,111	$111,171	$264,109	$233,017
Expenses:
Policy and contract benefits	34,174	29,802	70,800	62,794
Commission expense	62,562	56,546	125,195	113,339
Employee compensation and benefits	11,055	9,718	22,004	20,727
Interest expense	4,600	3,590	9,133	7,035
Depreciation and amortization expenses	2,697	3,197	5,419	6,491
Other expenses	10,292	9,050	21,484	18,562
Total expenses	$125,380	$111,903	$254,035	$228,948
Pre-tax income (loss)	$8,731	$(732)	$10,074	$4,069

Results

Our specialty insurance operations are currently expanding product lines in an effort to increase written premiums. As part of this process, the business is investing to grow warranty and programs, while maintaining a leading position in our credit protection markets. That, combined with the earnings performance of the investment portfolio, are key drivers in comparing 2018 versus 2017 results. The growth in written premiums, combined with higher retention in select products, has resulted in an increase of unearned premiums and deferred revenue on the balance sheet of 19.1% from $495.4 million as of June 30, 2017 to $590.1 million as of June 30, 2018.

For the three months ended June 30, 2018, pre-tax income was $8.7 million compared to a loss of $0.7 million in the prior year period. The primary drivers of the increase were net realized and unrealized gains of $1.4 million in the 2018 period versus $6.1 million of losses in the 2017 period primarily related to equities held in the portfolio. Insurance operations results increased versus the prior year period driven primarily by increased underwriting margin of $4.2 million, which was partially offset by increased other expenses of $1.2 million primarily from expenses associated with pursuing acquisition opportunities. Interest expense increased by $1.0 million from the prior year period, primarily associated with the issuance of the Junior Subordinated Notes in late 2017.

Pre-tax income was $10.1 million for the six months ended June 30, 2018, an increase of $6.0 million, over the prior year period. The primary drivers of the increase for the period were the same as the three month period.

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

For the three months ended June 30, 2018, total revenues were $134.1 million, up $22.9 million, or 20.6%, primarily driven by an increase in earned premiums of $12.6 million and increases in service and administrative fees of $1.8 million. For the six months ended June 30, 2018, total revenues were $264.1 million, up $31.1 million, or 13.3%, primarily driven by an increase in earned premiums of $25.0 million and increases in service and administrative fees of $2.6 million. The increase in earned premiums was driven by growth in all product lines.

For the three months ended June 30, 2018, revenues on the investment portfolio, including net investment income and realized and unrealized gains, contributed income of $6.3 million compared to a loss of $2.4 million in the 2017 period. For the six months ended June 30, 2018, revenues on the investment portfolio contributed income of $7.1 million compared to $3.1 million of income in the 2017 period, an increase of $4.0 million. This was driven by realized and unrealized losses of $2.0 million, primarily related to investments in equities, compared to realized and unrealized losses of $5.1 million in 2017. See “—Specialty Insurance Investment Portfolio” for further discussion of the investment results.

Expenses

Total expenses include policy and contract benefits, commissions expense and operating expenses.

For the three months ended June 30, 2018, total expenses were $125.4 million compared to $111.9 million in the 2017 period. For the six months ended June 30, 2018, total expenses were $254.0 million compared to $228.9 million in the 2017 period. The primary drivers of the increase in both 2018 periods were policy and contract benefits and commission expense as net written premiums increased over the 2017 period.

There are two types of expenses for claims under insurance and warranty service contracts which are included in policy and contract benefits member benefit claims and net losses and loss adjustment expenses. Member benefit claims represent the costs of services and replacement devices incurred in warranty protection and car club service contracts. Net losses and loss adjustment expenses represent actual insurance claims paid, changes in unpaid claim reserves, net of amounts ceded, and the costs of administering claims for credit life and other insurance lines. Incurred claims are impacted by loss frequency, which is a measure of the number of claims per unit of insured exposure, and loss severity, which is based on the average size of claims. Loss occurrences in our insurance products are characterized by low severity and high frequency. Factors affecting loss frequency and loss severity include changes in claims reporting patterns, claims settlement patterns, judicial decisions, economic conditions, morbidity patterns and the attitudes of claimants towards settlements.

For the three months ended June 30, 2018, policy and contract benefits were $34.2 million, up $4.4 million from the prior year. For the six months ended June 30, 2018, policy and contract benefits were $70.8 million, up $8.0 million from the prior year primarily as a result of increased retention in our credit protection and program products. The increase in net losses over the prior year periods was a function of growth in earned premiums, partially offset by lower claims in mobile devices consistent with the decline in written premiums in that product line.

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

For the three months ended June 30, 2018, total commission expense was $62.6 million compared to $56.5 million in the 2017 period. Total commission expense for six months ended June 30, 2018 was $125.2 million compared to $113.3 million in the 2017 period. The primary drivers of the increase were the commission expense associated with the growth in written premiums and higher retention rate on our credit protection and warranty products.

Operating expenses include employee compensation and benefits, interest expense, depreciation and amortization expenses and other expenses.

For the three months ended June 30, 2018, total employee compensation and benefits were $11.1 million, an increase of $1.3 million from the 2017 period. For the six months ended June 30, 2018, total employee compensation and benefits were $22.0 million, up $1.3 million, driven by increased compensation associated with warranty and program products. Interest expense of $9.1 million in 2017 increased by $2.1 million versus the prior year, primarily from interest expense related to the Junior Subordinated Notes partially offset by reduced asset based borrowings on certain investments within the investment portfolio. Other expenses for the six months ended June 30, 2018 were $21.5 million, up $2.9 million from 2017 primarily from a combination of expenses of pursuing acquisition opportunities, asset-based debt extinguishment expenses, and premium taxes, the latter of which increased consistent with growth in written premiums.

Key Operating Metrics and Non-GAAP Operating Results

Gross & Net Written Premiums

Gross written premiums represents total premiums from insurance policies and warranty service contracts written during a reporting period based on the effective date of the individual policy. Net written premiums are gross written premiums less that portion of premiums ceded to third-party reinsurers or PORCs. The amount ceded is based on the individual reinsurance agreements. Net earned premiums are the earned portion of our net written premiums. At the end of each reporting period, premiums written that are not earned are classified as unearned premiums, which are earned in subsequent periods over the remaining term of the policy.

Written Premium Metrics

	Three Months Ended June 30,				Six Months Ended June 30,
	Gross Written Premiums		Net Written Premiums		Gross Written Premiums		Net Written Premiums
Insurance Products:	2018	2017	2018	2017	2018	2017	2018	2017
Credit protection	$133,656	$120,221	$85,245	$77,272	$250,146	$222,007	$161,927	$142,282
Warranty	28,257	35,774	13,996	14,903	53,922	57,544	29,524	27,425
Programs	31,557	30,047	(3,430)	4,790	89,663	71,836	13,578	13,607
Services and Other	—	4	—	—	—	12	—	—
Total	$193,470	$186,046	$95,811	$96,965	$393,731	$351,399	$205,029	$183,314
For the three months ended June 30, 2018, gross written premiums were $193.5 million, up $7.4 million, or 4%, from the prior year period. This increase was driven by credit protection and other specialty program products, offset by a decline of $7.5 million in warranty products. Total net premiums written for 2017 were $95.8 million, down $1.2 million, or 1.2%. The decline was driven by specialty programs which had negative net written premiums for the quarter due to a non-standard auto program cancellation. This impact was substantially offset by credit protection products which increased 10.3% over the prior year period.

Total gross written premiums for the six months ended June 30, 2018 were $393.7 million, which represented an increase of $42.3 million, or 12.0%, from the prior year period. The amount of business retained was 52.0%, flat to the prior year period. Total net premiums written for 2017 were $205.0 million, up $21.7 million, or 11.8%, driven primarily by growth in credit protection products. Warranty net written premiums were $29.5 million, up $2.1 million from the 2017 period and specialty programs were $13.6 million, flat to the 2017 period. Warranty increases were driven by increases in our furniture, appliances and auto products. We believe our warranty service contracts and light commercial programs provide opportunity for growth through expanded product offerings, new clients and geographic expansion.

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

Underwriting Revenues and Underwriting Margin - Non-GAAP

	Three Months Ended June 30,				Six Months Ended June 30,
	Underwriting Revenues		Underwriting Margin		Underwriting Revenues		Underwriting Margin
Insurance products:	2018	2017	2018	2017	2018	2017	2018	2017
Credit protection	$92,167	$82,716	$18,525	$16,615	$184,904	$167,425	$36,648	$31,577
Warranty	22,069	19,049	7,161	5,938	44,236	38,152	13,521	12,237
Programs	11,507	9,261	3,400	2,106	23,501	19,341	6,414	4,679
Services and Other	2,024	2,520	1,945	2,539	4,326	4,971	4,389	5,263
Total	$127,767	$113,546	$31,031	$27,198	$256,967	$229,889	$60,972	$53,756
(1) For further information relating to the Company’s underwriting margin, including a reconciliation to GAAP financials, see “—Non-GAAP Reconciliations.”

For the three months ended June 30, 2018, Underwriting margin was $31.0 million, up $3.8 million from the prior year period driven by increases in credit protection, warranty and program products.

Underwriting margin for the six months ended June 30, 2018 was $61.0 million, up from $53.8 million in 2017. Credit protection underwriting margin was $36.6 million, an increase from 2017 results by $5.0 million, or 16.1%. Credit protection products continue to provide opportunities for steady growth through a combination of expanded product offerings and new clients. Underwriting margin for warranty products was $13.5 million for the 2018 period, up $1.3 million, or 10.5%, from the 2017 period. The effects experienced in previous periods from our mobile protection products has slowed, and was more than offset by growth in furniture, appliances, and auto warranty business. Programs underwriting margin for the 2018 period was $6.4 million, up 37.1% from 2017, as new programs take hold. Services and other contributed $4.4 million in 2018, down $0.9 million from 2017 as certain business processing services are in run-off.

Invested Capital, Total Capital, Operating EBITDA and Insurance Operating Ratios

We use the combined ratio as an operating metric to evaluate our insurance underwriting performance, both overall and relative to peers. Expressed as a percentage, it represents the relationship of policy and contract benefits, commission expense (net of ceding commissions), employee compensation and benefits, and other expenses to net earned premiums, service and administrative fees, and other income. Investors use this ratio to evaluate our ability to profitably underwrite the risks we assume over time and manage our operating costs. A combined ratio less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss. The below table outlines the insurance operating ratios, capital invested and the drivers of Operating EBITDA split between underwriting and investments as management evaluates the return on the investment portfolio separately from the returns from underwriting activities.

Invested Capital, Total Capital, Operating EBITDA and Operating Ratios - Non-GAAP(1)

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Invested Capital(1)	$288,433	$265,156	$288,433	$265,156
Total Capital(1)	$448,433	$410,416	$448,433	$410,416

Operating EBITDA drivers:
Underwriting	$11,090	$8,592	$20,339	$15,519
Investments	5,090	4,170	9,161	9,501
Specialty Insurance Operating EBITDA(1)	$16,180	$12,762	$29,500	$25,020

Insurance operating ratios:
Combined ratio	92.3%	92.4%	93.1%	93.6%
(1) For further information relating to the Company’s Operating EBITDA, Invested and Total Capital, adjusted combined ratio, and Net Portfolio Income (Loss), including a reconciliation to GAAP financials, see “—Non-GAAP Reconciliations.”

For the three months ended June 30, 2018, the combined ratio was 92.3% compared to 92.4% for the prior year period. The combined ratio was 93.1% for the six months ended June 30, 2018, compared to 93.6% for the prior year period. The decrease was driven primarily by improved product underwriting margins and lower stock-based compensation expense in the 2018 period versus the 2017 period. The combined ratio from 2015-2017 averaged 90.3%. The increase from our three-year average in recent quarters has been driven primarily by our investment in new products and geographies which we believe will result in premium growth in future periods.

For the three and six months ended June 30, 2018, Underwriting Operating EBITDA increased by $2.5 million and $4.8 million from the respective prior year periods, driven by the same factors discussed above under “Results.” See “—Specialty Insurance Investment Portfolio” for further discussion of the investment results and “—Non-GAAP Reconciliations” for a reconciliation to GAAP pre-tax income.

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

Specialty Insurance Investment Portfolio - Non-GAAP

($ in thousands)			As of June 30,
			2018	2017
Cash and cash equivalents (1)			$21,052	$55,178
Available for sale securities, at fair value			234,361	147,778
Equity securities, at fair value			36,881	39,230
Loans, at fair value (2)			86,137	75,590
Real estate, net			14,620	24,356
Other investments			17,022	4,032
Net investments			$410,073	$346,164

(1) Cash and cash equivalents, plus restricted cash, net of due from/due to brokers on consolidated loan funds, see “—Non-GAAP Reconciliations”, for a reconciliation to GAAP financials.
(2) Loans, at fair value, net of asset based debt, see “—Non-GAAP Reconciliations”, for a reconciliation to GAAP financials.

Specialty Insurance Net Investment Portfolio Income - Non-GAAP

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net investment income	$4,927	$3,687	$9,132	$8,192
Realized gains (losses)	478	3,887	5,617	4,963
Unrealized gains (losses)	939	(9,949)	(7,607)	(10,027)
Interest expense	(1,150)	(1,764)	(2,376)	(3,465)
Net portfolio income (loss)	$5,194	$(4,139)	$4,766	$(337)
Average Annualized Yield % (1)	5.1%	(4.7)%	2.4%	(0.2)%
(1) Average Annualized Yield % represents the ratio of annualized net investment income, realized and unrealized gains (losses) less investment portfolio interest expense to the average of the prior two quarters total investments less investment portfolio debt plus cash, but does not reflect the cumulative return on the portfolio.

Net investments of $410.1 million have grown 18.5% from June 30, 2017 through a combination of internal growth and increased retention of premiums written.

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

For the three months ended June 30, 2018 the net investment portfolio income was $5.2 million compared to a loss of $4.1 million in the comparable 2017 period. The increase in income was primarily a result of unrealized gains of $0.9 million in the 2018 period versus $9.9 million of unrealized losses in the 2017 period.

For the six months ended June 30, 2018, the net investment portfolio income was $4.8 million compared to a loss of $0.3 million in the comparable 2017 period. The average annualized yield for the three months improved from (4.7)% to 5.1% in 2018 and improved from (0.2)% in the six months 2017 to 2.4% in 2018. The improvement in both periods was a result of increased net investment income, lower asset-based interest expense, and reduced realized and unrealized losses compared to the prior year. For the six months ended June 30, 2018, fair market value changes on equities resulted in $5.7 million of losses compared to $10.1 million of losses in 2017.

Tiptree Capital

We allocate capital across a broad spectrum of investments, which we refer to as Tiptree Capital. As of June 30, 2018, Tiptree Capital includes our asset management operations and mortgage operations, which are both reportable segments, and other investments (including our Invesque shares). We manage Tiptree Capital on a total return basis balancing current cash flow and long term value appreciation.

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

Operating Results

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Revenues:	2018	2017	2018	2017
Asset Management	$181	$3,818	$2,036	$6,791
Mortgage	$12,688	$14,384	25,686	27,212
Other	5,729	9,872	8,950	18,414

Expenses:
Asset Management	(795)	(2,184)	$(1,758)	$(3,491)
Mortgage	(12,334)	(15,684)	(25,179)	(28,211)
Other	(5,974)	(8,646)	(11,912)	(17,104)

Asset Management - Net income attributable to consolidated CLOs	—	2,895	$—	$6,810

Pre-tax income:
Asset Management	(614)	4,529	$278	$10,110
Mortgage	354	(1,300)	507	(999)
Other	(245)	1,226	(2,962)	1,310
Discontinued operations (Care)	—	(2,294)	46,808	(3,824)

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

Asset Management Results

The decline in pre-tax income from 2017 to 2018 was driven by reduced income from consolidated CLOs, primarily related to reductions in distributions on the subordinated notes as a result of our sales of those notes, and reduced management and incentive fees as discussed below. Total investment in CLO subordinated notes, management fee participation rights, and related derivatives, at fair market value, as of June 30, 2018 was $1.2 million, down from $55.4 million as of June 30, 2017.

For the three months ended June 30, 2018, management and incentive fee revenues were $1.3 million compared to $3.7 million in the 2017 period. For the six months ended June 30, 2018, management and incentive fee income was $2.9 million compared to $5.8 million for the 2017 period. The decline in both periods was driven by reduced fee-earning AUM and lower incentive fees on older CLOs (Telos 1 & 2). As of June 30, 2018, total fee earning AUM was $1.6 billion, which declined from $1.8 billion as of June 30, 2017 as the run-off in our older CLOs have not been replaced with new AUM.

The sale of CLO subordinated notes resulted in decreased distributions which were $0.1 million in the three months ended June 30, 2018 compared to $1.5 million in the 2017 period. Realized and unrealized gains associated with the CLO subordinated notes were $1.2 million in 2017 and did not repeat in the 2018 period. For the six months ended June 30, 2018 CLO distributions were $0.3 million compared to $4.4 million in the 2017 period. Realized and unrealized gains associated with the CLO subordinated notes were $3.4 million in 2017 and did not repeat in the 2018 period.

Mortgage Results

For the three months ended June 30, 2018, pre-tax income was $0.4 million compared to a loss of $1.3 million in 2017. The increase year-over-year was driven by a $3.0 million expense related to Reliance earn-out in the 2017 period that did not repeat in 2018, offset by slight declines in margins. Volumes were $212.7 million in the 2018 period, compared to $211.0 million in the 2017 period.

Pre-tax income for the six months ended June 30, 2018 was $0.5 million compared to a loss of $1.0 million in 2017. Revenues on mortgages held for sale in 2018 were $25.7 million compared to $27.2 million in 2017. The decrease was driven by declines in gain on sale margins which was partially offset by volumes which were $447.7 million for the 2018 period, compared to $437.0 million for the 2017 period. Expenses were $25.2 million for the 2018 period, which was down $3.0 million from the prior year period primarily from the previously mentioned earn-out which was incurred in 2017.

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

For the three months ended June 30, 2018, we received $2.5 million of dividends from Invesque. This was partially offset by unrealized losses of $2.7 million, which were a result of a lower Invesque stock price at June 30, 2018 versus the sale date.

For the six months ended June 30, 2018, we received $4.2 million of dividends from Invesque. This was partially offset by unrealized losses of $5.8 million, which were a result of a lower Invesque stock price at June 30, 2018 versus the sale date. Other investments contributed a loss of $1.4 million for the 2018 period as compared to $1.3 million of income in the prior year, which was impacted by the loss of income from businesses exited in 2018.

Discontinued Operations Results - Care

Discontinued Operations includes the results from Care, previously reported in the Senior Living segment. For the six months ended June 30, 2018, the pre-tax income was $46.8 million compared to a loss of $3.8 million in the 2017 period. The increase was driven by a $46.2 million pre-tax gain on sale of Care.

Tiptree Capital - Invested Capital - Non-GAAP (1)

($ in thousands)	As of June 30,
	2018	2017
Asset management - fees, net(2)	$1,316	$5,110
Asset management - credit investments	1,182	55,393
Mortgage	31,217	22,071
Other	130,009	15,841
Care - Discontinued Operations(3)	—	102,706
Tiptree Capital	$163,724	$201,121
Tiptree Capital Operating Results - Operating EBITDA - Non-GAAP (1)

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Asset management - fees, net(2)	$521	$1,860	$1,136	$2,272
Asset management - credit investments	131	1,470	436	4,406
Mortgage	294	2,076	604	2,963
Other	2,713	703	4,207	722
Care - Discontinued Operations(3)	—	2,147	624	4,728
Tiptree Capital	$3,659	$8,256	$7,007	$15,091

Net realized and unrealized gains (losses)(4)	$(3,933)	$1,441	$(1,627)	$3,670
(1) For further information relating to Invested Capital and Operating EBITDA, including a reconciliation to GAAP financials, see “—Non-GAAP Reconciliations.”
(2) Includes management and incentive fees net of operating expenses including compensation.
(3) Includes discontinued operations related to Care. For more information, see “Note—(3) Dispositions, Assets Held for Sale & Discontinued Operations.”
(4) Excludes Mortgage realized and unrealized gains and losses - Performing and NPLs as those are recurring in nature and align with those business models.

Invested Capital

Invested Capital declined from $201.1 million as of June 30, 2017 to $163.7 million as of June 30, 2018. As a result of the asset sales in 2017, cash held at Tiptree corporate increased from $15.8 million as of June 30, 2017 to $62.0 million as of June 30, 2018.

Operating EBITDA

For the three months ended June 30, 2018 Operating EBITDA for Tiptree Capital declined from $8.3 million in the 2017 period to $3.7 million for 2018. For the six months ended June 30, 2018, Operating EBITDA for Tiptree Capital declined from $15.1 million in the 2017 period to $7.0 million in the 2018 period. The decline in both periods was primarily driven by a reduction in asset management Operating EBITDA as a result of reduced CLO distributions and lower incentive fees on older CLOs. Mortgage Operating EBITDA also declined period-over-period by as margins declined from the 2017 period. Operating EBITDA for other investments, primarily from Invesque dividends, was up $3.5 million from prior year, which was offset by the loss of $4.1 million of contributions from Care.

Corporate

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Employee compensation and benefits	2,020	1,596	$3,460	$3,094
Employee incentive compensation expense	1,728	1,675	3,978	3,377
Interest expense	1,182	1,273	1,810	2,553
Depreciation and amortization expenses	62	61	124	124
Other expenses	1,657	4,023	3,992	6,209
Total expenses	$6,649	$8,628	$13,363	$15,357
Results

Corporate expenses include expenses of the holding company for interest, employee compensation and benefits, and other costs. Corporate employee compensation and benefits includes the expense of management, legal and accounting staff. Other expenses primarily consisted of audit and professional fees, insurance, office rent and other related expenses.

For the three months ended June 30, 2018, total expenses were $6.6 million, down $2.0 million primarily driven by a reduction in professional fees and other consulting expenses which was partially offset by increased employee compensation and benefits.

Employee compensation and benefits increased $1.0 million for the six months ended June 30, 2018 compared to the 2017 period driven by increased incentive compensation expense primarily associated with stock-based compensation. Interest expense for the six months ended June 30, 2018 was $1.8 million, a decrease of $0.7 million as the credit facility was not up-sized until May 4, 2018. As of June 30, 2018 the outstanding borrowings were $74.0 million compared to $57.5 million at June 30, 2017. Other expenses were $4.0 million for 2018 as compared to $6.2 million in 2017. The period-over-period decrease was driven by reduced audit fees and other consulting expenses.

Provision for income taxes

Provision for income taxes - Total Operations

The total income tax expense of $11.5 million for the six months ended June 30, 2018 and total income tax benefit of $0.7 million for the six months ended June 30, 2017 is reflected as a component of net income (loss). For the six months ended June 30, 2018, the Company’s effective tax rate was equal to 27.7%, higher than the statutory rate of 21% primarily due to state taxes on the sale of Care. For the six months ended June 30, 2017, the Company’s effective tax rate was equal to 15.1%, lower than the then statutory rate of 35% primarily due to one-time discrete items.

Provision for income taxes - Continuing Operations

The Company had a tax benefit from continuing operations of $0.9 million for the six months ended June 30, 2018 as compared to a tax expense of $0.3 million for the six months ended June 30, 2017. The effective tax rate on income from continuing operations for the six months ended June 30, 2018 was approximately 15.9%, compared to (30.4)% for the six months ended June 30, 2017. Differences from the U.S. federal statutory income tax rate for the six months ended June 30, 2018 are primarily the result of the dividends received deduction offset by other discrete items.

For the six months ended June 30, 2017, the Company’s effective tax rate on income from continuing operations was equal to (30.4)%, which does not bear a customary relationship to the U.S. federal statutory income tax rate. The effective tax rate for the six months ended June 30, 2017 was lower than the U.S. federal statutory income tax rate of 35.0% due to other discrete items.

Balance Sheet Information - as of June 30, 2018 compared to the year ended December 31, 2017

Tiptree’s total assets were $1.7 billion as of June 30, 2018, compared to $2.0 billion as of December 31, 2017. The $260.1 million decrease in assets is primarily attributable to the sale of Care in the three months ended June 30, 2018. Additionally, loans at fair value and amortized cost and assets held for sale decreased, partially offset by increases in equity securities, notes and accounts receivable and reinsurance receivable. In addition, the combination of unearned premiums and deferred revenues increased as a result of growth in written premiums and extending contract durations in the insurance business.

Total Tiptree Inc. stockholders’ equity was $393.7 million as of June 30, 2018 compared to $300.1 million as of December 31, 2017, primarily driven by the corporate reorganization in April 2018 that eliminated Tiptree’s dual class stock structure along with net income in the six months ended June 30, 2018. As of June 30, 2018 there were 36,643,317 shares of Common Stock outstanding as compared to 35,003,004 as of December 31, 2017.

NON-GAAP RECONCILIATIONS

Adjusted EBITDA and Operating EBITDA - Non-GAAP

The Company defines Adjusted EBITDA as GAAP net income of the Company adjusted to add (i) corporate interest expense, consolidated income taxes and consolidated depreciation and amortization expense, (ii) adjust for the effect of purchase accounting, (iii) adjust for non-cash fair value adjustments, and (iv) any significant non-recurring expenses. Operating EBITDA represents Adjusted EBITDA plus stock based compensation expense, less realized and unrealized gains and losses and less third party non-controlling interests. Operating EBITDA and Adjusted EBITDA are not measurements of financial performance or liquidity under GAAP and should not be considered as an alternative or substitute for GAAP net income.

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss) attributable to Common Stockholders	$826	$(4,443)	$24,386	$(3,343)
Add: net (loss) income attributable to noncontrolling interests	50	(881)	5,496	(639)
Less: net income from discontinued operations	—	(1,724)	34,481	(2,852)
Income (loss) from continuing operations	$876	$(3,600)	$(4,599)	$(1,130)
Corporate Debt related interest expense (1)	4,538	2,998	8,390	5,913
Consolidated income tax expense (benefit)	701	(1,305)	(867)	263
Depreciation and amortization expense (2)	2,751	3,036	5,460	6,125
Non-cash fair value adjustments (3)	—	3,174	66	3,687
Non-recurring expenses (4)	1,301	—	925	(1,736)
Adjusted EBITDA from continuing operations	$10,167	$4,303	$9,375	$13,122
Add: Stock-based compensation expense	1,051	1,342	2,284	3,140
Less: Realized and unrealized gain (loss)	(3,829)	(6,866)	(11,534)	(6,166)
Less: Third party non-controlling interests	(6)	357	(134)	486
Operating EBITDA from continuing operations	$15,053	$12,154	$23,327	$21,942

Income (loss) from discontinued operations	$—	$(1,724)	$34,481	$(2,852)
Consolidated income tax expense (benefit)	—	(570)	12,327	(972)
Consolidated depreciation and amortization expense	—	4,726	—	8,981
Non-cash fair value adjustments (3)	—	—	(40,672)	—
Non-recurring expenses (4)	—	36	—	277
Adjusted EBITDA from discontinued operations	$—	$2,468	$6,136	$5,434
Less: Realized and unrealized gain (loss) (5)	—	$—	$5,512	$—
Less: Third party non-controlling interests	—	$321	$—	$706
Operating EBITDA from discontinued operations	$—	$2,147	$624	$4,728
Total Adjusted EBITDA	$10,167	$6,771	$15,511	$18,556
Total Operating EBITDA	$15,053	$14,301	$23,951	$26,670

(1)
Corporate Debt interest expense includes Secured corporate credit agreements, junior subordinated notes and preferred trust securities. Interest expense associated with asset-specific debt in specialty insurance, asset management, mortgage and other operations is not added-back for Adjusted EBITDA and Operating EBITDA.

(2)
Represents total depreciation and amortization expense less purchase accounting amortization related adjustments at the Insurance Company. Following the purchase accounting adjustments, current period expenses associated with deferred costs were more favorably stated and current period income associated with deferred revenues were less favorably stated. Thus, the purchase accounting effect related to our Insurance company increased EBITDA above what the historical basis of accounting would have generated.

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

(4)	Acquisition, start-up and disposition costs including legal, taxes, banker fees and other costs.Includes payments pursuant to a separation agreement, dated November 10, 2015.
(5)	Adjustment excludes Mortgage realized and unrealized gains and losses - Performing and NPLs as those are recurring in nature and align with those business models.

Adjusted EBITDA and Operating EBITDA - Non-GAAP

The tables below present Adjusted EBITDA and Operating EBITDA by business component.

	Three Months Ended June 30, 2018
		Tiptree Capital
($ in thousands)	Specialty Insurance	Asset Management	Mortgage	Other	Discontinued Operations(1)	Tiptree Capital	Corporate Expenses	Total
Pre-tax income/(loss) from continuing ops	$8,731	$(614)	$354	$(245)	$—	$(505)	$(6,649)	$1,577
Pre-tax income/(loss) from discontinued ops	—	—	—	—	—	—	—	—
Adjustments:
Corporate Debt related interest expense(1)	3,357	—	—	—	—	—	1,181	4,538
Depreciation and amortization expenses(2)	2,495	—	136	58		194	62	2,751
Non-cash fair value adjustments(3)	—	—	—	—	—	—	—	—
Non-recurring expenses(4)	1,074	—	—	227	—	227	—	1,301
Adjusted EBITDA	$15,657	$(614)	$490	$40	$—	$(84)	$(5,406)	$10,167
Add: Stock-based compensation expense	$627	$—	$(196)	$—	$—	$(196)	$620	$1,051
Less: Realized and unrealized gain (loss)(5)	104	(1,266)	—	(2,667)	—	(3,933)	—	(3,829)
Less: Third party non-controlling interests	—	—	—	(6)	—	(6)	—	(6)
Operating EBITDA	$16,180	$652	$294	$2,713	$—	$3,659	$(4,786)	$15,053
(1) Includes discontinued operations related to Care. For more information, see “Note—(3) Dispositions, Assets Held for Sale & Discontinued Operations.”

	Six Months Ended June 30, 2018
		Tiptree Capital
($ in thousands)	Specialty Insurance	Asset Management	Mortgage	Other	Discontinued Operations(1)	Tiptree Capital	Corporate Expenses	Total
Pre-tax income/(loss) from continuing ops	$10,074	$278	$507	$(2,962)	$—	$(2,177)	$(13,363)	$(5,466)
Pre-tax income/(loss) from discontinued ops	—	—	—	—	46,808	46,808	—	46,808
Adjustments:
Corporate Debt related interest expense(1)	6,580	—	—	—	—	—	1,810	8,390
Depreciation and amortization expenses(2)	4,969	—	272	95		367	124	5,460
Non-cash fair value adjustments(3)	66	—	—	—	(40,672)	(40,672)	—	(40,606)
Non-recurring expenses(4)	2,161	—	—	1,095	—	1,095	(2,331)	925
Adjusted EBITDA	$23,850	$278	$779	$(1,772)	$6,136	$5,421	$(13,760)	$15,511
Add: Stock-based compensation expense	1,255	—	(175)	—	—	(175)	1,204	2,284
Less: Realized and unrealized gain (loss)(5)	(4,395)	(1,294)	—	(5,845)	5,512	(1,627)	—	(6,022)
Less: Third party non-controlling interests	—	—	—	(134)	—	(134)	—	(134)
Operating EBITDA	$29,500	$1,572	$604	$4,207	$624	$7,007	$(12,556)	$23,951
(1) Includes discontinued operations related to Care. For more information, see “Note—(3) Dispositions, Assets Held for Sale & Discontinued Operations.”

	Three Months Ended June 30, 2017
		Tiptree Capital
($ in thousands)	Specialty Insurance	Asset Management	Mortgage	Other	Discontinued Operations(1)	Tiptree Capital	Corporate Expenses	Total
Pre-tax income/(loss) from continuing ops	$(732)	$4,529	$(1,300)	$1,226	$—	$4,455	$(8,628)	$(4,905)
Pre-tax income/(loss) from discontinued ops	—	—	—	—	(2,294)	(2,294)	—	(2,294)
Adjustments:								—
Corporate Debt related interest expense(1)	1,726	—	—	—	—	—	1,272	2,998
Depreciation and amortization expenses(2)	2,762	—	136	76	4,726	4,938	62	7,762
Non-cash fair value adjustments(3)	113	—	3,061	—	—	3,061	—	3,174
Non-recurring expenses(4)	—	—	—	—	36	36	—	36
Adjusted EBITDA	$3,869	$4,529	$1,897	$1,302	$2,468	$10,196	$(7,294)	$6,771
Add: Stock-based compensation expense	586	—	179	—	—	179	577	1,342
Less: Realized and unrealized gain (loss)(5)	(8,307)	1,199	—	242	—	1,441	—	(6,866)
Less: Third party non-controlling interests	—	—	—	357	321	678	—	678
Operating EBITDA	$12,762	$3,330	$2,076	$703	$2,147	$8,256	$(6,717)	$14,301
(1) Includes discontinued operations related to Care. For more information, see “Note—(3) Dispositions, Assets Held for Sale & Discontinued Operations.”

	Six Months Ended June 30, 2017
		Tiptree Capital
($ in thousands)	Specialty Insurance	Asset Management	Mortgage	Other	Discontinued Operations(1)	Tiptree Capital	Corporate Expenses	Total
Pre-tax income/(loss) from continuing ops	$4,069	$10,110	$(999)	$1,310	$—	$10,421	$(15,357)	$(867)
Pre-tax income/(loss) from discontinued ops	—	—	—	—	(3,824)	(3,824)	—	(3,824)
Adjustments:								—
Corporate Debt related interest expense(1)	3,361	—	—	—	—	—	2,552	5,913
Depreciation and amortization expenses(2)	5,591	—	274	136	8,981	9,391	124	15,106
Non-cash fair value adjustments(3)	226	—	3,461	—	—	3,461	—	3,687
Non-recurring expenses(4)	—	—	—	—	277	277	(1,736)	(1,459)
Adjusted EBITDA	$13,247	$10,110	$2,736	$1,446	$5,434	$19,726	$(14,417)	$18,556
Add: Stock-based compensation expense	1,937	—	227	—	—	227	976	3,140
Less: Realized and unrealized gain (loss)(5)	(9,836)	3,432	—	238	—	3,670	—	(6,166)
Less: Third party non-controlling interests	—	—	—	486	706	1,192	—	1,192
Operating EBITDA	$25,020	$6,678	$2,963	$722	$4,728	$15,091	$(13,441)	$26,670
(1) Includes discontinued operations related to Care. For more information, see “Note—(3) Dispositions, Assets Held for Sale & Discontinued Operations.”

Book Value per share - Non-GAAP

Management believes the use of this financial measure provides supplemental information useful to investors as book value is frequently used by the financial community to analyze company growth on a relative per share basis. The following table provides a reconciliation between total stockholders’ equity and total shares outstanding, net of treasury shares.

($ in thousands, except per share information)	As of June 30,
	2018	2017
Total stockholders’ equity	$400,816	$390,672
Less non-controlling interest - other	7,164	24,867
Total stockholders’ equity, net of non-controlling interests - other	$393,652	$365,805
Total Common shares outstanding	36,643	29,017
Total Class B shares outstanding	—	8,049
Total shares outstanding	36,643	37,066
Book value per share(1)	$10.74	$9.87
(1) For periods prior to April 10, 2018, book value per share assumes full exchange of the limited partners units of TFP for Common Stock.

Invested & Total Capital - Non-GAAP

Invested Capital represents its total cash investment, including any re-investment of earnings, and acquisition costs, net of tax. Total Capital represents Invested Capital plus Corporate Debt.

($ in thousands)	As of June 30,
	2018	2017
Total stockholders’ equity	$400,816	$390,672
Less non-controlling interest - other	7,164	24,867
Total stockholders’ equity, net of non-controlling interests - other	$393,652	$365,805
Plus Specialty Insurance accumulated depreciation and amortization, net of tax	39,491	32,262
Plus Care accumulated depreciation and amortization - discontinued operations, net of tax and NCI	—	26,538
Plus acquisition costs	4,161	8,552
Invested Capital	$437,304	$433,157
Plus corporate debt	$234,030	$202,760
Total Capital	$671,334	$635,917

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

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Revenues:	2018	2017	2018	2017
Net earned premiums	$100,044	$87,477	$201,689	$176,708
Service and administrative fees	24,891	23,067	49,467	46,843
Ceding commissions	2,242	2,017	4,525	4,288
Other income	590	985	1,286	2,050
Underwriting Revenues - Non-GAAP	$127,767	$113,546	$256,967	$229,889
Less underwriting expenses:
Policy and contract benefits	34,174	29,802	70,800	62,794
Commission expense	62,562	56,546	125,195	113,339
Underwriting Margin - Non-GAAP	$31,031	$27,198	$60,972	$53,756
Less operating expenses:
Employee compensation and benefits	11,055	9,718	22,004	20,727
Other expenses	10,292	9,050	21,484	18,562
Combined Ratio	92.3%	92.4%	93.1%	93.6%
Plus investment revenues:
Net investment income	4,927	3,687	9,132	8,192
Net realized and unrealized gains	1,417	(6,062)	(1,990)	(5,064)
Less other expenses:
Interest expense	4,600	3,590	9,133	7,035
Depreciation and amortization expenses	2,697	3,197	5,419	6,491
Pre-tax income (loss)	$8,731	$(732)	$10,074	$4,069

Specialty Insurance Investment Portfolio - Non-GAAP

The following table provides a reconciliation between total investments and net investments for the following periods:

($ in thousands)	As of June 30,
	2018	2017
Total Investments	$482,492	$431,416
Investment portfolio debt (1)	(93,471)	(140,430)
Cash and cash equivalents	19,472	38,279
Restricted cash (2)	8,420	24,425
Receivable due from brokers (3)	—	4,544
Liability due to brokers (3)	(6,840)	(12,070)
Net investments - Non-GAAP	$410,073	$346,164
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

As of June 30, 2018, we had cash and cash equivalents, excluding restricted cash, of $91.5 million, compared to $110.7 million at December 31, 2017, a decrease of $19.2 million.

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

Corporate Debt

($ in thousands)	Corporate Debt outstanding as of June 30,		Interest expense for the three months ended June 30,		Interest expense for the six months ended June 30,
	2018	2017	2018	2017	2018	2017
Specialty insurance	$160,000	$145,260	$3,536	$1,726	$6,758	$3,346
Corporate	74,030	57,500	1,181	1,272	1,810	2,552
Total	$234,030	$202,760	$4,717	$2,998	$8,568	$5,898

Our credit facility with Fortress carries a rate of LIBOR (with a minimum LIBOR rate of 1.25%), plus a margin of 5.50% per annum. We are required to make quarterly principal payments of $1.0 million, subject to adjustment based on the Net Leverage Ratio (as defined in the credit agreement) at the end of each fiscal quarter. The outstanding debt under the Fortress credit agreement was $74.0 million as of June 30, 2018 compared to $57.5 million as of June 30, 2017. On May 4, 2018, we amended the Fortress credit agreement to increase the amount outstanding to $75 million, subject to a six month make whole on prepayments, extend the maturity date to September 18, 2020 and lowered the interest rate margin.

On October 16, 2017, Fortegra completed an offering of $125 million Junior Subordinated Notes due 2057. The Junior Subordinated Notes contain customary financial covenants that require, among other items, maximum leverage and limitations on restricted payments under certain circumstances.  As a result, in certain adverse circumstances, such limitations could restrict our ability to grow, or limit the dividends to the holding company to pay our obligations. Substantially all of the net proceeds from the Junior Subordinated Notes were used to repay existing indebtedness. We believe these funds will reposition Fortegra’s balance sheet, strengthen the Company’s positioning with industry rating agencies, and generate a source of long term capital. See Note (10) Debt, net for additional information of our debt and that of our subsidiaries.

Consolidated Comparison of Cash Flows

Summary Consolidated Statements of Cash Flows - Six Months Ended June 30, 2018 and June 30, 2017

($ in thousands)	Six months ended June 30,
	2018	2017
Operating activities
Operating activities - (excluding VIEs)	$10,163	$28,671
Operating activities - VIEs	—	(1,452)
Total cash provided by (used in) operating activities	10,163	27,219

Investing activities
Investing activities - (excluding VIEs)	(49,579)	(19,404)
Investing activities - VIEs	—	48,470
Total cash provided by (used in) investing activities	(49,579)	29,066

Financing activities
Financing activities - (excluding VIEs)	136	20,336
Financing activities - VIEs	—	(49,010)
Total cash provided by (used in) financing activities	136	(28,674)

Net increase (decrease) in cash	$(39,280)	$27,611

Six Months Ended June 30, 2018
Operating Activities
Cash provided by operating activities (excluding VIEs) was $10.2 million for the six months ended June 30, 2018. The primary sources of cash from operating activities included mortgage sales outpacing originations in our loan origination business and increases in unearned premiums and policy liabilities in our specialty insurance segment. The primary uses of cash from operating activities including increases in reinsurance receivables and notes and account receivable in our specialty insurance segment.

Investing Activities

Cash used in investing activities (excluding VIEs) was $49.6 million for the six months ended June 30, 2018. The primary uses of cash from investing activities were purchases of investments exceeding proceeds from sales and maturities of investments in our specialty insurance segment. The primary sources of cash from investing activities were proceeds from the sale of Care and proceeds from the sale of REO properties in our specialty insurance segment.

Financing Activities

Cash provided by financing activities (excluding VIEs) was $0.1 million for the six months ended June 30, 2018. The primary source of cash from financing activities was related to a borrowing from our secured corporate credit agreement. The primary uses of cash from financing activities were principal paydowns on asset backed financing in our specialty insurance segment, principal paydowns exceeding new borrowings on debt facilities in our mortgage business, and repurchases of common stock under our stock repurchase plan.

Six Months Ended June 30, 2017

Operating Activities

Cash provided by operating activities (excluding VIEs) was $28.7 million for the six months ended June 30, 2017. The primary sources of cash from operating activities included mortgage loan sales outpacing originations in our mortgage business, and increases in reinsurance payable and unearned premiums in our specialty insurance business. The primary uses of cash from operating activities included an increase in reinsurance receivables and accounts and premiums receivables in our specialty insurance business.

Cash used in operating activities - VIEs was $1.5 million for the six months ended June 30, 2017.

Investing Activities

Cash used in investing activities (excluding VIEs) was $19.4 million for the six months ended June 30, 2017. The primary uses of cash from investing activities included investments in real estate properties in our senior living business. The primary sources of cash from investing activities were the sales and maturities of investments exceeding purchases of investments, specifically the samle of NPLs and corporate loans.

Cash provided by investing activities - VIEs was $48.5 million for the six months ended June 30, 2017 driven primarily by loan payments and sales in Telos 7.

Financing Activities

Cash provided financing activities (excluding VIEs) was $20.3 million for the six months ended June 30, 2017. The primary sources of cash from financing activities were from new borrowings in our senior living business to fund investments in real estate. The primary uses of cash from financing activities were from principal payments on mortgage warehouse facilities exceeding new borrowings.

Cash used in financing activities - VIEs was $49.0 million for the six months ended June 30, 2017 driven primarily by payments on debt in Telos 7.

Contractual Obligations

The table below summarizes Tiptree’s consolidated contractual obligations by period for payments that are due as of June 30, 2018:

($ in thousands)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total

($ in thousands)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Corporate Debt	$—	$74,030	$—	$160,000	$234,030
Asset Based Debt	47,727	—	94,728	—	142,455
Total Debt	$47,727	$74,030	$94,728	$160,000	$376,485
Operating lease obligations (2)	5,078	11,869	9,268	18,946	45,161
Total	$52,805	$85,899	$103,996	$178,946	$421,646

(1)	See Note (10) Debt, net, in the accompanying consolidated financial statements for additional information.

(2)
Minimum rental obligation for Tiptree, Reliance, Luxury and Fortegra office leases. The total rent expense for the Company for the six months ended June 30, 2018 and 2017 was $1.5 million and $1.7 million, respectively.

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

Further disclosure on our off-balance sheet arrangements as of June 30, 2018 is presented in the “Notes to Consolidated Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” of this filing as follows:

•	Note (9) Derivative Financial Instruments and Hedging

•	Note (20) Commitments and Contingencies

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our 2017 Annual Report on Form 10-K described our Quantitative and Qualitative Disclosures About Market Risk. Other than the below, there were no material changes to the assumptions or risks during the six months ended June 30, 2018.

As of June 30, 2018, we owned 16.4 million shares of common stock, or approximately 31%, of Invesque, a real estate investment company that specializes in health care real estate and senior living property investment throughout North America. Pursuant to the Investor Rights Agreement, we have agreed to restrictions on the sale of our Invesque shares for a period ranging from 1 month to 13 months as of June 30, 2018. The value of our Invesque shares will be reported at fair market value on a quarterly basis and may fluctuate. Invesque has historically paid monthly dividends but there can be no assurance that Invesque will continue to pay dividends in the same frequency or amount. A loss in the fair market value of our Invesque shares or a reduction or discontinuation in the dividends paid on our Invesque shares could have a material adverse effect on our financial condition and results of operations.

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

Share repurchase activity for the three months ended June 30, 2018 was as follows:

Period	Purchaser	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2018 to April 30, 2018: Open Market Purchases	Tiptree Inc.	124,720	$6.31	124,720
May 1, 2018 to May 31, 2018: Open Market and Privately Negotiated Purchases(2)	Tiptree Inc.	805,397	$6.34	805,397
June 1, 2018 to June 30, 2018: Open Market Purchases	Tiptree Inc.	413,257	$6.73	413,257
	Total	1,343,374	$6.46	1,343,374	$11,140,354

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

(2)
In addition to the share repurchase program, on May 10, 2018, Tiptree repurchased and canceled 600,000 shares of its common stock for aggregate consideration of $3.75 million in a privately negotiated transaction.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits, Financial Statement Schedules

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Tiptree Inc. has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Tiptree Inc.

Date:	August 6, 2018	By:/s/ Michael Barnes
Michael Barnes
Executive Chairman

Date:	August 6, 2018	By:/s/ Jonathan Ilany
Jonathan Ilany
Chief Executive Officer

Date:	August 6, 2018	By:/s/ Sandra Bell
Sandra Bell
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1
Agreement and Plan of Merger, dated April 9, 2018, by and among Tiptree Financial Partners, L.P. and Tiptree Inc. (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on April 10, 2018 and herein incorporated by reference).

10.2
Fifth Amendment to Credit Agreement, dated May 4, 2018, by and among Tiptree Operating Company, LLC, Fortress Credit Corp. as Administrative Agent, Collateral Agent and Lead Arranger, and the lenders party thereto (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on May 7, 2018 and herein incorporated by reference).

10.3
Stock Purchase Agreement, dated May 10, 2018, by and between Tiptree Inc. and Reliance Investors LLC (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on May 10, 2018 and herein incorporated by reference).

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

*
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets for June 30, 2018 and December 31, 2017, (ii) the Condensed Consolidated Statements of Operations for the six months ended June 30, 2018 and 2017, (iii) the Condensed Consolidated Statements of Comprehensive Income for the six months ended June 30, 2018 and 2017, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the period ended June 30, 2018, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017 and (vi) the Notes to the Condensed Consolidated Financial Statements.