Form 10-Q
period 2018-09-30
TIPTREE INC.
filed 2018-11-05
CIK 1393726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
If an emerging company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of November 1, 2018, there were 35,937,007 shares, par value $0.001, of the registrant’s Common Stock outstanding.

Tiptree Inc.
Quarterly Report on Form 10-Q
September 30, 2018

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
“consolidated CLOs” means Telos CLO 2014-5, Ltd., Telos CLO 2014-6, Ltd. and Telos CLO 2016-7, Ltd.
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
“TAMCO” means Tiptree Asset Management Company, LLC.
“Tax Act” means Public Law no. 115-97, commonly referred to as the Tax Cuts and Jobs Act.
“Telos” means Telos Asset Management, LLC.
“TFP” means Tiptree Financial Partners, L.P.

“Tiptree”, the “Company”, “we”, “its”, “us” and “our” means, unless otherwise indicated by the context, Tiptree Inc. and its consolidated subsidiaries.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

Item 1. Financial Statements (Unaudited)

	As of
	September 30, 2018	December 31, 2017
Assets:
Investments:
Available for sale securities, at fair value	$255,784	$182,448
Loans, at fair value	229,033	258,173
Equity securities, at fair value	135,223	25,536
Other investments	71,909	59,142
Total investments	691,949	525,299
Cash and cash equivalents	82,809	110,667
Restricted cash	10,704	31,570
Notes and accounts receivable, net	225,762	186,422
Reinsurance receivables	392,632	352,967
Deferred acquisition costs	157,052	147,162
Goodwill	91,562	91,562
Intangible assets, net	54,521	64,017
Other assets	38,955	31,584
Assets held for sale	50,663	448,492
Total assets	$1,796,609	$1,989,742

Liabilities and Stockholders’ Equity
Liabilities:
Debt, net	$365,272	$346,081
Unearned premiums	558,358	503,446
Policy liabilities and unpaid claims	124,102	112,003
Deferred revenue	69,051	56,745
Reinsurance payable	106,486	90,554
Other liabilities and accrued expenses	131,950	121,321
Liabilities held for sale	45,422	362,818
Total liabilities	$1,400,641	$1,592,968

Stockholders’ Equity: (1)
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued or outstanding	$—	$—
Common Stock: $0.001 par value, 200,000,000 shares authorized, 35,925,530 and 35,003,004 shares issued and outstanding, respectively	36	35
Common stock - Class B: $0.001 par value, none and 50,000,000 shares authorized, none and 8,049,029 shares issued and outstanding, respectively	—	8
Additional paid-in capital	331,538	295,582
Accumulated other comprehensive income (loss), net of tax	(3,042)	966
Retained earnings	58,346	38,079
Common Stock held by subsidiaries, 0 and 5,197,551 shares, respectively	—	(34,585)
Class B common stock held by subsidiaries, none and 8,049,029 shares, respectively	—	(8)
Total Tiptree Inc. stockholders’ equity	386,878	300,077
Non-controlling interests - TFP	—	77,494
Non-controlling interests - Other	9,090	19,203
Total stockholders’ equity	395,968	396,774
Total liabilities and stockholders’ equity	$1,796,609	$1,989,742
(1) See Note (16) Stockholders’ Equity for information related to changes in the Company’s equity capitalization.

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Earned premiums, net	$116,153	$96,073	$317,842	$272,781
Service and administrative fees	26,168	24,018	75,635	70,861
Ceding commissions	2,257	2,513	6,782	6,801
Net investment income	4,810	3,840	13,942	12,032
Net realized and unrealized gains (losses)	11,001	7,526	29,079	35,183
Other revenue	12,279	10,966	30,169	32,712
Total revenues	172,668	144,936	473,449	430,370
Expenses:
Policy and contract benefits	44,491	31,570	115,291	94,364
Commission expense	69,222	63,066	194,417	176,405
Employee compensation and benefits	28,970	28,873	83,946	86,938
Interest expense	7,334	6,752	19,935	19,135
Depreciation and amortization	3,200	3,406	9,110	10,431
Other expenses	20,589	17,747	57,354	57,252
Total expenses	173,806	151,414	480,053	444,525
Other income:
Income attributable to consolidated CLOs	—	7,216	—	24,024
Expenses attributable to consolidated CLOs	—	4,633	—	14,631
Net income (loss) attributable to consolidated CLOs	—	2,583	—	9,393
Total other income	—	2,583	—	9,393
Income (loss) before taxes from continuing operations	(1,138)	(3,895)	(6,604)	(4,762)
Less: provision (benefit) for income taxes	(611)	(1,541)	(1,478)	(1,278)
Net income (loss) from continuing operations	(527)	(2,354)	(5,126)	(3,484)
Discontinued operations:
Income (loss) before taxes from discontinued operations	—	(1,535)	624	(5,359)
Gain on sale of discontinued operations, net	—	—	46,184	—
Less: Provision (benefit) for income taxes	—	(511)	12,327	(1,483)
Net income (loss) from discontinued operations	—	(1,024)	34,481	(3,876)
Net income (loss) before non-controlling interests	(527)	(3,378)	29,355	(7,360)
Less: net income (loss) attributable to non-controlling interests - TFP	—	(595)	5,500	(1,432)
Less: net income (loss) attributable to non-controlling interests - Other	91	331	87	529
Net income (loss) attributable to Common Stockholders	$(618)	$(3,114)	$23,768	$(6,457)

Net income (loss) per Common Share:
Basic, continuing operations, net	$(0.02)	$(0.08)	$(0.12)	$(0.12)
Basic, discontinued operations, net	—	(0.03)	0.81	(0.10)
Basic earnings per share	$(0.02)	$(0.11)	$0.69	$(0.22)

Diluted, continuing operations, net	(0.02)	(0.08)	(0.12)	(0.12)
Diluted, discontinued operations, net	—	(0.03)	0.81	(0.10)
Diluted earnings per share	$(0.02)	$(0.11)	$0.69	$(0.22)

Weighted average number of Common Shares:
Basic	36,402,129	29,455,462	34,309,551	28,908,195
Diluted	36,402,129	29,455,462	34,309,551	28,908,195

Dividends declared per Common Share	$0.035	$0.030	$0.105	$0.090

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net income (loss) before non-controlling interests	$(527)	$(3,378)	$29,355	$(7,360)

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	(846)	355	(3,891)	1,800
Related tax (expense) benefit	192	(124)	870	(635)
Reclassification of (gains) losses included in net income	16	(394)	538	(367)
Related tax expense (benefit)	(3)	138	(112)	129
Unrealized gains (losses) on available-for-sale securities, net of tax	(641)	(25)	(2,595)	927

Interest rate swaps (cash flow hedges):
Unrealized gains (losses) on interest rate swaps	—	(33)	1,111	(411)
Related tax (expense) benefit	—	19	(276)	115
Reclassification of (gains) losses included in net income (1)	—	(25)	(3,845)	212
Related tax expense (benefit)	—	8	936	(69)
Unrealized (losses) gains on interest rate swaps from cash flow hedges, net of tax	—	(31)	(2,074)	(153)

Other comprehensive income (loss), net of tax	(641)	(56)	(4,669)	774
Comprehensive income (loss)	(1,168)	(3,434)	24,686	(6,586)
Less: Comprehensive income (loss) attributable to non-controlling interests - TFP	—	(620)	5,278	(1,278)
Less: Comprehensive income (loss) attributable to non-controlling interests - Other	88	409	(352)	481
Comprehensive income (loss) attributable to Common Stockholders	$(1,256)	$(3,223)	$19,760	$(5,789)
(1) Deconsolidated as part of the sale of Care. See Note (3) Dispositions, Assets Held for Sale & Discontinued Operations.

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands, except shares)

	Number of Shares		Par Value					Shares held by subsidiaries				Total stockholders’ equity to Tiptree Inc.	Non-controlling interests - TFP	Non-controlling interests - Other	Total stockholders' equity
	Common Stock	Class B	Common Stock	Class B	Additional paid in capital	Accumulated other comprehensive income (loss)	Retained earnings	Common Stock	Common Stock Amount	Class B Shares	Class B Amount
Balance at December 31, 2016	34,983,616	8,049,029	$35	$8	$297,391	$555	$37,974	(6,596,000)	$(42,524)	(8,049,029)	$(8)	$293,431	$76,077	$20,636	$390,144
Amortization of share based incentive compensation	—	—	—	—	1,541	—	—	—	—	—	—	1,541	—	536	2,077
Vesting of share-based incentive compensation	19,388	—	—	—	(588)	—	—	119,511	775	—	—	187	—	—	187
Shares issued to settle contingent consideration	—	—	—	—	(76)	—	—	756,046	4,914	—	—	4,838	—	—	4,838
Issuance of Common Stock for cash upon exercise of stock options	—	—	—	—	(1,371)	—	—	1,510,920	9,471	—	—	8,100	—	—	8,100
Other comprehensive income, net of tax	—	—	—	—	—	668	—	—	—	—	—	668	154	(48)	774
Non-controlling interest contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	2,464	2,464
Non-controlling interest distributions	—	—	—	—	—	—	—	—	—	—	—	—	(725)	(1,676)	(2,401)
Shares acquired by subsidiaries	—	—	—	—	—	—	—	(1,000,000)	(7,300)	—	—	(7,300)	—	—	(7,300)
Net changes in non-controlling interest	—	—	—	—	(421)	—	—	—	—	—	—	(421)	—	2,640	2,219
Dividends declared	—	—	—	—	—	—	(2,604)	—	—	—	—	(2,604)	—	—	(2,604)
Net income	—	—	—	—	—	—	(6,457)	—	—	—	—	(6,457)	(1,432)	529	(7,360)
Balance at September 30, 2017	35,003,004	8,049,029	$35	$8	$296,476	$1,223	$28,913	(5,209,523)	$(34,664)	(8,049,029)	$(8)	$291,983	$74,074	$25,081	$391,138

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands, except shares)

	Number of Shares		Par Value		Additional paid in capital	Accumulated other comprehensive income (loss)	Retained earnings	Shares held by subsidiaries				Total stockholders’ equity to Tiptree Inc.	Non-controlling interests - TFP	Non-controlling interests - Other	Total stockholders' equity
	Common Stock	Class B	Common Stock	Class B				Common Stock	Common Stock Amount	Class B Shares	Class B Amount
Balance at December 31, 2017	35,003,004	8,049,029	$35	$8	$295,582	$966	$38,079	(5,197,551)	$(34,585)	(8,049,029)	$(8)	$300,077	$77,494	$19,203	$396,774
Amortization of share-based incentive compensation		—	—	—	1,837	—	—	—	—	—	—	1,837	—	1,967	3,804
Vesting of share-based incentive compensation	20,051	—	—	—	(994)	—	—	161,574	1,050	—	—	56	—	—	56
Other comprehensive income, net of tax	—	—	—	—	—	(3,667)	—	—	—	—	—	(3,667)	(563)	(439)	(4,669)
Non-controlling interest contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	2,369	2,369
Non-controlling interest distributions	—	—	—	—	—	—	—	—	—	—	—	—	(241)	—	(241)
Shares purchased under stock purchase plan	(2,110,577)	—	(2)	—	(13,748)	—	—	—	—	—	—	(13,750)	—	—	(13,750)
Net changes in non-controlling interest	—	—	—	—	(132)	—	—	—	—	—	—	(132)	—	(14,097)	(14,229)
Reorganization merger (1)	8,049,029	(8,049,029)	8	(8)	82,523	(341)	—	—	—	8,049,029	8	82,190	(82,190)	—	—
Cancellation of treasury shares	(5,035,977)	—	(5)	—	(33,530)	—	—	5,035,977	33,535	—	—	—	—	—	—
Dividends declared	—	—	—	—	—	—	(3,501)	—	—	—	—	(3,501)	—	—	(3,501)
Net income	—	—	—	—	—	—	23,768	—	—	—	—	23,768	5,500	87	29,355
Balance at September 30, 2018	35,925,530	—	$36	$—	$331,538	$(3,042)	$58,346	—	$—	—	$—	$386,878	$—	$9,090	$395,968

(1) Includes the exchange of 424,399 units of TFP for 1,187,468 shares of Common Stock.

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2018	2017
Operating Activities:
Net income (loss) attributable to Common Stockholders	$23,768	$(6,457)
Net income (loss) attributable to non-controlling interests - TFP	5,500	(1,432)
Net income (loss) attributable to non-controlling interests - Other	87	529
Net income (loss)	29,355	(7,360)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Net realized and unrealized (gains) losses	(29,079)	(35,183)
Net (gain) on sale of subsidiary	(46,184)	—
Net unrealized loss (gain) on interest rate swaps	—	(67)
Change in fair value of contingent consideration	—	3,192
Non cash compensation expense	3,804	4,275
Amortization/accretion of premiums and discounts	678	971
Depreciation and amortization expense	9,111	24,120
Bad debt expense	176	967
Amortization of deferred financing costs	737	2,178
Loss on extinguishment of debt	428	—
Deferred tax expense (benefit)	10,266	(2,371)
Changes in operating assets and liabilities:
Mortgage loans originated for sale	(1,130,281)	(1,151,150)
Proceeds from the sale of mortgage loans originated for sale	1,196,372	1,205,868
(Increase) decrease in notes and accounts receivable	(39,253)	(26,262)
(Increase) decrease in reinsurance receivables	(39,665)	(33,312)
(Increase) decrease in deferred acquisition costs	(9,890)	(12,863)
(Increase) decrease in other assets	(17,482)	(8,205)
Increase (decrease) in unearned premiums	54,912	59,481
Increase (decrease) in policy liabilities and unpaid claims	12,099	4,666
Increase (decrease) in deferred revenue	12,306	1,267
Increase (decrease) in reinsurance payable	15,932	11,299
Increase (decrease) in other liabilities and accrued expenses	9,260	(14,297)
Operating activities from consolidated CLOs	—	(2,684)
Net cash provided by (used in) operating activities	43,602	24,530

Investing Activities:
Purchases of investments	(255,645)	(148,227)
Proceeds from sales and maturities of investments	147,747	201,754
(Increase) decrease in loans owned, at amortized cost, net	—	(37,166)
Proceeds from the sale of real estate	15,003	11,396
Purchases of fixed assets	(3,242)	(1,616)
Proceeds from the sale of subsidiaries	4,709	4,846
Proceeds from notes receivable	21,979	40,273
Issuance of notes receivable	(22,659)	(35,109)
Business and asset acquisitions, net of cash and deposits	—	(75,489)
Investing activities from consolidated CLOs	—	224,107
Net cash provided by (used in) investing activities	(92,108)	184,769

Financing Activities:
Dividends paid	(3,501)	(2,604)
Non-controlling interest contributions	2,369	2,464
Non-controlling interest distributions	(241)	(1,657)
Payment of debt issuance costs	(1,073)	(1,738)

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2018	2017
Proceeds from borrowings and mortgage notes payable	1,197,423	1,297,203
Principal paydowns of borrowings and mortgage notes payable	(1,188,247)	(1,232,705)
Proceeds from the exercise of options for Common Stock	—	8,100
Repurchases of Common Stock	(13,750)	(7,300)
Financing activities from consolidated CLOs	—	(223,393)
Net cash provided by (used in) financing activities	(7,020)	(161,630)
Net increase (decrease) in cash, cash equivalents and restricted cash	(55,526)	47,669
Cash, cash equivalents and restricted cash – beginning of period	142,237	74,258
Cash, cash equivalents and restricted cash – beginning of period - held for sale	10,533	13,224
Cash, cash equivalents and restricted cash – end of period (1)	97,244	135,151
Less: Reclassification of cash to assets held for sale	3,731	8,750
Cash, cash equivalents and restricted cash– end of period	$93,513	$126,401

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Assets of consolidated CLOs deconsolidated due to sale and redemption	$—	$407,323
Liabilities of consolidated CLOs deconsolidated due to sale and redemption	$—	$389,333
Equity securities acquired through the sale of a subsidiary and asset sales	$135,675	$—
Real estate acquired through asset acquisition	$—	$8,178
Intangible assets related to in-place leases acquired through asset acquisition	$—	$2,049
Settlement of contingent consideration payable with Common Stock	$—	$4,838
Debt assumed through acquisitions	$—	$7,586
Cancellation of treasury shares	$33,535	$—
Acquisition of non-controlling interest	$82,190	$—
Acquired real estate properties through, or in lieu of, foreclosure of the related loan	$6,272	$9,793

	As of
Reconciliation of cash, cash equivalents and restricted cash shown in the statement of cash flows	September 30, 2018	December 31, 2017
Cash and cash equivalents	$82,809	$110,667
Restricted cash	10,704	31,570
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$93,513	142,237

(1) Includes cash in assets held for sale

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2018
(in thousands, except share data)

(1) Organization

Tiptree Inc. (together with its consolidated subsidiaries, collectively, Tiptree, the Company, or we) is a Maryland Corporation that was incorporated on March 19, 2007. Tiptree’s Common Stock trades on the Nasdaq Capital Market under the symbol “TIPT”. Tiptree is a holding company that combines specialty insurance operations with investment management expertise. We allocate our capital across our insurance operations and investments in other companies and assets which are managed as part of Tiptree Capital. As of September 30, 2018, Tiptree Capital consists of asset management operations, mortgage operations and other investments. As such, we classify our business into three reportable segments: specialty insurance, asset management and mortgage.

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

(2) Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of Tiptree have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and include the accounts of the Company and its subsidiaries. The condensed consolidated financial statements are presented in U.S. dollars, the main operating currency of the Company. The unaudited condensed consolidated financial statements presented herein should be read in conjunction with the annual audited financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2017. In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, including normal recurring adjustments necessary to present fairly the Company’s financial position, results of operations, comprehensive income and cash flows for each of the interim periods presented. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the full year ending on December 31, 2018.

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

As a result of the adoption of ASU 2016-01, an immaterial amount of equity securities classified as available for sale as of December 31, 2017 were reclassified to equity securities, at fair value as of March 31, 2018. The net unrealized loss was immaterial. The adoption of ASU 2016-18 resulted in reclassification of restricted cash balances into cash, cash equivalents and restricted cash on the condensed consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017.

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
September 30, 2018
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
September 30, 2018
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
September 30, 2018
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
September 30, 2018
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

In June 2016, the FASB issued ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. This ASU affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments in ASU 2016-13 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The amendments will affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The Company is currently evaluating the effect on its condensed consolidated financial statements.

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
September 30, 2018
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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements in Topic 820. The modifications include the removal of certain requirements, modifications to exiting requirements and additional requirements. The amendments in ASU 2018-13 are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the effect on its condensed consolidated financial statements.

(3) Dispositions, Assets Held for Sale and Discontinued Operations

Dispositions

On January 18, 2017 and November 7, 2017, the Company sold its ownership in the subordinated notes in two CLOs (collectively, the Disposed CLOs). As a result of the sales, the Company determined that it no longer had the controlling interest in such entities. The Company, therefore, deconsolidated its ownership in the subordinated notes of the Disposed CLOs and is no longer reporting the assets and liabilities of the Disposed CLOs in its consolidated balance sheet as of December 31, 2017. The operations of the Disposed CLOs were consolidated in the results of the Company through the respective dates.

On August 10, 2017, the Company’s ownership in the subordinated notes of an additional CLO was redeemed for cash as part of the complete liquidation of the CLO. The operations of the redeemed CLO were consolidated in the results of the Company through the redemption date.

The Company sold its interest in its commercial lending business on October 1, 2017. Consideration consisted of $2,500 in cash and $11,000 of seller provided financing at the time of sale. The financing has an interest rate of 10% and matures on November 18, 2018. The operations of this business were consolidated in the results of the Company through the sale date.

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
September 30, 2018
(in thousands, except share data)

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

The Company has reclassified the income and expenses attributable to Care to net income (loss) from discontinued operations for the three and nine months ended September 30, 2018 and 2017.

The Company has entered into a definitive agreement to sell Luxury and classified Luxury as held for sale as of December 31, 2017. The agreement did not meet the requirements to be classified as a discontinued operation. Assets and liabilities attributable to Luxury have been reclassified to assets held for sale and liabilities held for sale, respectively, as of September 30, 2018 and December 31, 2017.

As of September 30, 2018 and December 31, 2017, the Company did not record any impairments with respect to assets held for sale or discontinued operations.

Assets Held for Sale

The following table represents detail of assets and liabilities held for sale in the condensed consolidated balance sheets for the following periods:

	As of
	September 30, 2018(1)	December 31, 2017
Assets	Luxury	Care	Luxury	Total
Investments:
Loans, at fair value	$44,960	$—	$57,255	$57,255
Loans at amortized cost, net	—	700	—	700
Real estate, net of accumulated depreciation of $0 and $26,823	—	347,303	—	347,303
Other investments	809	1,853	677	2,530
Total Investments	45,769	349,856	57,932	407,788
Cash and cash equivalents	3,731	8,316	2,217	10,533
Notes and accounts receivable, net	217	5,318	263	5,581
Intangible assets, net of accumulated amortization of $0 and $26,944	—	17,417	—	17,417
Other assets	946	6,508	665	7,173
Assets held for sale	$50,663	$387,415	$61,077	$448,492

Liabilities
Debt, net	$44,035	$296,868	$53,835	$350,703
Other liabilities and accrued expenses	1,387	10,693	1,422	12,115
Liabilities held for sale	$45,422	$307,561	$55,257	$362,818

(1) Reflects the closing of the sale of Care discussed above. The reduction in net assets and liabilities held for sale included approximately $13.4 million related to non-controlling interest.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2018
(in thousands, except share data)

Discontinued Operations

The following table represents detail of revenues and expenses of discontinued operations in the condensed consolidated statements of operations for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Rental and related revenue	$—	$19,170	$6,476	$54,819
Other revenue	—	413	149	1,108
Total revenues	—	19,583	6,625	55,927
Expenses:
Employee compensation and benefits	—	7,723	2,788	22,499
Interest expense	—	3,609	1,252	9,309
Depreciation and amortization	—	4,369	—	13,350
Other expenses	—	5,417	1,961	16,128
Total expenses	—	21,118	6,001	61,286
Net income (loss) before taxes from discontinued operations	—	(1,535)	624	(5,359)
Gain on sale of discontinued operations, net	—	—	46,184	—
Less: provision (benefit) for income taxes	—	(511)	12,327	(1,483)
Net income (loss) from discontinued operations	$—	$(1,024)	$34,481	$(3,876)
The following table represents a summary of cash flows related to discontinued operation included in the condensed consolidated statements of cash flows for the following periods:

	Nine Months Ended September 30,
	2018	2017
Net cash provided by (used in):
Operating activities	$(2,095)	$13,811
Investing activities	(592)	(74,603)
Financing activities	(123)	52,565
Net cash flows provided by discontinued operations	$(2,810)	$(8,227)

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
September 30, 2018
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
Other includes operations and investments that are not considered reportable segments, including those sold and classified as held for sale. This primarily includes the investment in Invesque not held in Specialty Insurance.
The tables below present the components of revenue, expense, pre-tax income (loss), and segment assets for each of the operating segments for the following period.

	Three Months Ended September 30, 2018
		Tiptree Capital
	Specialty insurance	Asset management	Mortgage	Other	Total
Total revenue	$148,640	$2,813	$13,729	$7,486	$172,668
Total expense	(142,908)	(1,593)	(13,306)	(8,109)	(165,916)
Corporate expense	—	—	—	—	(7,890)
Income (loss) before taxes from continuing operations	$5,732	$1,220	$423	$(623)	$(1,138)
Less: provision (benefit) for income taxes					(611)
Net income (loss) from discontinued operations					—
Net income (loss) before non-controlling interests					$(527)
Less: net income (loss) attributable to non-controlling interests					91
Net income (loss) attributable to Common Stockholders					$(618)

	Three Months Ended September 30, 2017
		Tiptree Capital
	Specialty insurance(1)	Asset management	Mortgage	Other	Total
Total revenue	$118,714	$1,448	$14,540	$10,234	$144,936
Total expense	(121,059)	(1,058)	(13,027)	(9,354)	(144,498)
Net income attributable to consolidated CLOs	—	2,583	—	—	2,583
Corporate expense	—	—	—	—	(6,916)
Income (loss) before taxes from continuing operations	$(2,345)	$2,973	$1,513	$880	$(3,895)
Less: provision (benefit) for income taxes					(1,541)
Net income (loss) from discontinued operations					(1,024)
Net income (loss) before non-controlling interests					$(3,378)
Less: net income (loss) attributable to non-controlling interests					(264)
Net income (loss) attributable to Common Stockholders					$(3,114)

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2018
(in thousands, except share data)

	Nine Months Ended September 30, 2018
		Tiptree Capital
	Specialty insurance	Asset management	Mortgage	Other	Total
Total revenue	$412,749	$4,849	$39,415	$16,436	$473,449
Total expense	(396,943)	(3,351)	(38,485)	(20,021)	(458,800)
Corporate expense	—	—	—	—	(21,253)
Net income (loss) before taxes from continuing operations	$15,806	$1,498	$930	$(3,585)	$(6,604)
Less: provision (benefit) for income taxes					(1,478)
Net income (loss) from discontinued operations					34,481
Net income (loss) before non-controlling interests					$29,355
Less: net income (loss) attributable to non-controlling interests					5,587
Net income (loss) attributable to Common Stockholders					$23,768

	Nine Months Ended September 30, 2017
		Tiptree Capital
	Specialty insurance	Asset management	Mortgage	Other	Total
Total revenue	$351,731	$8,239	$41,752	$28,648	$430,370
Total expense	(350,007)	(4,549)	(41,238)	(26,458)	(422,252)
Net income attributable to consolidated CLOs	—	9,393	—	—	9,393
Corporate expense	—	—	—	—	(22,273)
Net income (loss) before taxes from continuing operations	$1,724	$13,083	$514	$2,190	$(4,762)
Less: provision (benefit) for income taxes					(1,278)
Net income (loss) from discontinued operations					(3,876)
Net income (loss) before non-controlling interests					$(7,360)
Less: net income (loss) attributable to non-controlling interests					(903)
Net income (loss) attributable to Common Stockholders					$(6,457)

The following table presents the segment assets for the following periods:
	Segment Assets as of September 30, 2018
		Tiptree Capital
	Specialty insurance	Asset management	Mortgage	Other	Total
Segment assets	$1,467,722	$4,070	$78,415	$195,739	$1,745,946
Assets held for sale	—	—	—	50,663	50,663
Total assets					$1,796,609

	Segment Assets as of December 31, 2017
		Tiptree Capital
	Specialty insurance	Asset management	Mortgage	Other	Total
Segment assets	$1,367,437	$5,537	$90,260	$78,016	$1,541,250
Assets held for sale	—	—	—	448,492	448,492
Total assets					$1,989,742

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2018
(in thousands, except share data)

(5) Investments

Investments by Segment

The following table presents investments by operating segment and/or reporting unit, as appropriate:

	As of September 30, 2018
	Specialty insurance	Tiptree Capital
		Asset management	Mortgage (1)	Other (1) (2)	Total
Available for sale securities, at fair value	$255,784	$—	$—	$—	$255,784
Loans, at fair value	178,285	—	50,748	—	229,033
Equity securities, at fair value	32,812	—	—	102,411	135,223
Other investments	28,834	1,460	4,986	36,629	71,909
Total	$495,715	$1,460	$55,734	$139,040	$691,949

	As of December 31, 2017
	Specialty insurance	Tiptree Capital
		Asset management	Mortgage (1)	Other (1) (2)	Total
Available for sale securities, at fair value	$182,448	$—	$—	$—	$182,448
Loans, at fair value	195,327	—	62,846	—	258,173
Equity securities, at fair value	25,536	—	—	—	25,536
Other investments	50,720	2,846	5,013	563	59,142
Total	$454,031	$2,846	$67,859	$563	$525,299
(1) Investment income sourced from these investments is presented in Note (15) Other Revenue, Other Expenses and Other Income.
(2) Does not include items related to assets held for sale. See Note (3) Dispositions, Assets Held for Sale & Discontinued Operations.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2018
(in thousands, except share data)

Available for Sale Securities, at fair value

All of the Company’s investments in available for sale securities as of September 30, 2018 and December 31, 2017 are held by subsidiaries in the specialty insurance business. The following tables present the Company's investments in available for sale securities:

	As of September 30, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$55,082	$3	$(838)	$54,247
Obligations of state and political subdivisions	62,014	29	(882)	61,161
Corporate securities	87,325	6	(1,349)	85,982
Asset backed securities	46,541	77	(1,049)	45,569
Certificates of deposit	2,296	—	—	2,296
Obligations of foreign governments	6,575	2	(48)	6,529
Total	$259,833	$117	$(4,166)	$255,784

	As of December 31, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$48,399	$20	$(474)	$47,945
Obligations of state and political subdivisions	47,211	190	(420)	46,981
Corporate securities	62,125	195	(345)	61,975
Asset backed securities	23,369	182	(58)	23,493
Certificates of deposit	896	—	—	896
Equity securities	595	10	(17)	588
Obligations of foreign governments	562	9	(1)	570
Total	$183,157	$606	$(1,315)	$182,448

The following tables summarize the gross unrealized losses on available for sale securities in an unrealized loss position:

	As of September 30, 2018
	Less Than or Equal to One Year			More Than One Year
	Fair value	Gross unrealized losses	# of Securities	Fair value	Gross unrealized losses	# of Securities
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$38,534	$(369)	172	$13,196	$(469)	81
Obligations of state and political subdivisions	46,216	(375)	177	8,109	(507)	54
Corporate securities	72,004	(954)	651	8,347	(395)	145
Asset-backed securities	21,181	(1,049)	49	—	—	—
Obligations of foreign governments	6,040	(48)	44	—	—	—
Total	$183,975	$(2,795)	1,093	$29,652	$(1,371)	280

	As of December 31, 2017
	Less Than or Equal to One Year			More Than One Year
	Fair value	Gross unrealized losses	# of Securities	Fair value	Gross unrealized losses	# of Securities
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$37,918	$(291)	115	$7,584	$(183)	56
Obligations of state and political subdivisions	24,165	(135)	96	7,294	(285)	48
Corporate securities	37,573	(179)	295	6,568	(166)	127
Asset-backed securities	1,297	(58)	2	—	—	—
Equity securities	295	(15)	3	63	(2)	2
Obligations of foreign governments	371	(1)	1	—	—	—
Total	$101,619	$(679)	512	$21,509	$(636)	233

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2018
(in thousands, except share data)

The Company does not intend to sell the investments that were in an unrealized loss position as of September 30, 2018, and management believes that it is more likely than not that the Company will be able to hold these securities until full recovery of their amortized cost basis for fixed maturity securities. The unrealized losses were attributable to changes in interest rates and not credit-related issues. As of September 30, 2018 and December 31, 2017, based on the Company's review, none of the fixed maturity securities were deemed to be other-than-temporarily impaired based on the Company's analysis of the securities and its intent to hold the securities until recovery.

The amortized cost and fair values of investments in debt securities, by contractual maturity date, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Excluded from this table are equity securities since they have no contractual maturity.

	As of
	September 30, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$32,077	$32,007	$26,399	$26,363
Due after one year through five years	136,882	135,239	86,287	85,852
Due after five years through ten years	34,859	33,700	41,442	41,085
Due after ten years	9,474	9,269	5,065	5,067
Asset-backed securities	46,541	45,569	23,369	23,493
Total	$259,833	$255,784	$182,562	$181,860

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

	As of
	September 30, 2018	December 31, 2017
Fair value of restricted investments for special deposits required by state insurance departments	$7,531	$6,101
Fair value of restricted investments in trust pursuant to reinsurance agreements	22,471	10,175
Total fair value of restricted investments	$30,002	$16,276

The following table presents additional information on the Company’s available for sale securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Purchases of available for sale securities	$39,634	$45,250	$148,859	$79,907

Proceeds from maturities, calls and prepayments of available for sale securities	$7,532	$7,686	$24,702	$23,909

Gains (losses) realized on maturities, calls and prepayments of available for sale securities	$—	$—	$(30)	$(5)

Gross proceeds from sales of available for sale securities	$7,354	$21,167	$45,401	$39,493

Gains (losses) realized on sales of available for sale securities	$(12)	$395	$(508)	$372

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2018
(in thousands, except share data)

Investment in Loans

The following table presents the Company’s investments in loans, measured at fair value:

	As of September 30, 2018			As of December 31, 2017
	Fair value	Unpaid principal balance (UPB)	Fair value exceeds / (below) UPB	Fair value	Unpaid principal balance (UPB)	Fair value exceeds / (below) UPB
Loans, at fair value
Corporate loans (1)	$149,592	$149,850	$(258)	$157,661	$157,834	$(173)
Mortgage loans held for sale	50,748	49,086	1,662	62,846	60,764	2,082
Non-performing loans (2)	28,693	35,750	(7,057)	37,666	52,872	(15,206)
Total loans, at fair value	$229,033	$234,686	$(5,653)	$258,173	$271,470	$(13,297)
(1) The UPB of these loans approximates cost basis.
(2) The cost basis of NPLs was approximately $23,035 and $32,398 at September 30, 2018 and December 31, 2017, respectively.

The following table presents the Company’s investments in loans, measured at fair value pledged as collateral:

	As of
	September 30, 2018	December 31, 2017
Corporate loans	$142,982	$154,279
Mortgage loans held for sale	50,298	62,212
Non-performing loans	—	30,703
Total fair value of loans pledged as collateral	$193,280	$247,194

As of September 30, 2018 and December 31, 2017, there were no mortgage loans held for sale 90 days or more past due.

Other Investments

The following table contains information regarding the Company’s other investments as of the following periods:

	As of
	September 30, 2018	December 31, 2017
Other investments
Real estate, net (1) (2)	$—	$19,226
Foreclosed residential real estate property	11,746	16,056
Seller financing (3)	12,100	11,275
Derivative assets	4,820	5,013
Debentures	5,155	4,163
Other	38,088	3,409
Total other investments	$71,909	$59,142
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
September 30, 2018
(in thousands, except share data)

•	Dividend income from equity securities, at fair value;

•	Earnings from other investments.

The following table presents the components of net investment income related to our specialty insurance business recorded on the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
Net investment income	2018	2017	2018	2017
Available for sale securities, at fair value	$1,723	$823	$4,771	$2,423
Loans, at fair value	2,724	2,698	7,906	8,330
Equity securities, at fair value	565	459	1,518	1,912
Other investments	387	229	1,233	759
Total investment income	5,399	4,209	15,428	13,424
Less: investment expenses	589	369	1,486	1,392
Net investment income	$4,810	$3,840	$13,942	$12,032

The following table presents the components of net realized and unrealized gains (losses) recorded on the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
Net realized and unrealized gains (losses)	2018	2017	2018	2017
Net realized gains (losses)	$14,142	$18,817	$45,835	$48,150
Net unrealized gains (losses)	(3,141)	(11,291)	(16,756)	(12,967)
Net realized and unrealized gains (losses)	$11,001	$7,526	$29,079	$35,183

The following table presents the net gain on the sale of mortgage loans and the cumulative net unrealized gains (losses) on equity securities, at fair value recorded on the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net realized gain on sale of mortgage loans (1)	$9,856	$16,476	$30,286	$47,237

Net unrealized gains (losses) on equity securities, at fair value held at the reporting date	$(5,570)	$(11,125)	$(19,729)	$(21,183)
(1) Related to the Company’s mortgage business.

(6) Notes and Accounts Receivable, net

The following table summarizes the total notes and accounts receivable, net:

	As of
	September 30, 2018	December 31, 2017
Notes receivable, net - premium financing program (1)	$12,375	$12,225
Accounts and premiums receivable, net	64,798	59,946
Retrospective commissions receivable	81,758	68,064
Trust receivables	49,645	29,060
Other receivables	17,186	17,127
Total	$225,762	$186,422
(1) Related to the Company’s specialty insurance business.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2018
(in thousands, except share data)

Notes Receivable, net

The Company has established an allowance for uncollectible amounts against its notes receivable of $87 and $66 as of September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018 and December 31, 2017, there were $275 and $416 in balances classified as 90 days plus past due, respectively. Bad debt expense totaled $143 and $302 for the nine months ended September 30, 2018 and 2017, respectively.

Accounts and premiums receivable, net, Retrospective commissions receivable, Trust receivables and Other receivables

Accounts and premiums receivable, net, retrospective commissions receivable, trust receivables and other receivables are primarily trade receivables from the specialty insurance business that are carried at their approximate fair value. The Company has established a valuation allowance against its accounts and premiums receivable of $235 and $196 as of September 30, 2018 and December 31, 2017, respectively. Bad debt expense totaled $28 and $42 for the nine months ended September 30, 2018 and 2017, respectively.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2018
(in thousands, except share data)

(7) Reinsurance Receivables

The following table presents the effect of reinsurance on premiums written and earned by our specialty insurance business for the following periods:

	Direct amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount - assumed to net
For the Three Months Ended September 30, 2018
Premiums written:
Life insurance	$19,295	$10,960	$513	$8,848	5.8%
Accident and health insurance	35,225	24,125	849	11,949	7.1%
Property and liability insurance	153,893	58,865	15,630	110,658	14.1%
Total premiums written	208,413	93,950	16,992	131,455	12.9%

Premiums earned:
Life insurance	16,316	8,389	437	8,364	5.2%
Accident and health insurance	30,150	20,533	818	10,435	7.8%
Property and liability insurance	138,860	48,254	6,748	97,354	6.9%
Total premiums earned	$185,326	$77,176	$8,003	$116,153	6.9%

For the Three Months Ended September 30, 2017
Premiums written:
Life insurance	$18,375	$9,587	$525	$9,313	5.6%
Accident and health insurance	34,034	23,077	862	11,819	7.3%
Property and liability insurance	149,414	56,380	4,844	97,878	4.9%
Total premiums written	201,823	89,044	6,231	119,010	5.2%

Premiums earned:
Life insurance	15,654	7,764	481	8,371	5.7%
Accident and health insurance	28,347	19,511	814	9,650	8.4%
Property and liability insurance	126,847	52,201	3,406	78,052	4.4%
Total premiums earned	$170,848	$79,476	$4,701	$96,073	4.9%

For the Nine Months Ended September 30, 2018
Premiums written:
Life insurance	$50,386	$27,561	$1,394	$24,219	5.8%
Accident and health insurance	92,042	61,849	2,405	32,598	7.4%
Property and liability insurance	440,062	193,634	33,239	279,667	11.9%
Total premiums written	582,490	283,044	37,038	336,484	11.0%

Premiums earned:
Life insurance	47,623	24,142	1,326	24,807	5.3%
Accident and health insurance	87,388	59,162	2,435	30,661	7.9%
Property and liability insurance	403,131	163,470	22,713	262,374	8.7%
Total premiums earned	$538,142	$246,774	$26,474	$317,842	8.3%

For the Nine Months Ended September 30, 2017
Premiums written:
Life insurance	$46,275	$23,264	$1,458	$24,469	6.0%
Accident and health insurance	87,242	57,911	2,355	31,686	7.4%
Property and liability insurance	406,976	176,477	15,670	246,169	6.4%
Total premiums written	540,493	257,652	19,483	302,324	6.4%

Premiums earned:
Life insurance	45,995	22,685	1,473	24,783	5.9%
Accident and health insurance	82,242	56,736	2,373	27,879	8.5%
Property and liability insurance	357,448	148,402	11,073	220,119	5.0%
Total premiums earned	$485,685	$227,823	$14,919	$272,781	5.5%

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2018
(in thousands, except share data)

The following table presents the components of policy and contract benefits, including the effect of reinsurance on losses and loss adjustment expenses (LAE) incurred:

	Direct amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount - assumed to net
For the Three Months Ended September 30, 2018
Losses Incurred
Life insurance	$8,350	$4,960	$349	$3,739	9.3%
Accident and health insurance	5,239	4,361	250	1,128	22.2%
Property and liability insurance	55,718	26,642	6,256	35,332	17.7%
Total losses incurred	69,307	35,963	6,855	40,199	17.1%

	Member benefit claims (1)			4,292
	Total policy and contract benefits			$44,491

For the Three Months Ended September 30, 2017
Losses Incurred
Life insurance	$8,003	$4,573	$178	$3,608	4.9%
Accident and health insurance	4,456	3,252	190	1,394	13.6%
Property and liability insurance	48,783	26,571	544	22,756	2.4%
Total losses incurred	61,242	34,396	912	27,758	3.3%

	Member benefit claims (1)			3,812
	Total policy and contract benefits			$31,570

For the Nine Months Ended September 30, 2018
Losses Incurred
Life insurance	$27,498	$15,661	$692	$12,529	5.5%
Accident and health insurance	14,109	11,560	476	3,025	15.7%
Property and liability insurance	161,951	94,689	19,639	86,901	22.6%
Total losses incurred	203,558	121,910	20,807	102,455	20.3%

	Member benefit claims (1)			12,836
	Total policy and contract benefits			$115,291

For the Nine Months Ended September 30, 2017
Losses Incurred
Life insurance	$24,527	$13,558	$748	$11,717	6.4%
Accident and health insurance	13,200	10,815	662	3,047	21.7%
Property and liability insurance	144,535	78,454	1,708	67,789	2.5%
Total losses incurred	182,262	102,827	3,118	82,553	3.8%

	Member benefit claims (1)			11,811
	Total policy and contract benefits			$94,364
(1) - Member benefit claims are not covered by reinsurance.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2018
(in thousands, except share data)

The following table presents the components of the reinsurance receivables:

	As of
	September 30, 2018	December 31, 2017
Prepaid reinsurance premiums:
Life (1)	$67,611	$65,218
Accident and health (1)	59,414	56,729
Property	161,899	131,735
Total	288,924	253,682

Ceded claim reserves:
Life	3,295	2,988
Accident and health	10,563	9,575
Property	69,307	61,406
Total ceded claim reserves recoverable	83,165	73,969
Other reinsurance settlements recoverable	20,543	25,316
Reinsurance receivables	$392,632	$352,967
(1) - Including policyholder account balances ceded.

The following table presents the aggregate amount included in reinsurance receivables that is comprised of the three largest receivable balances from non-affiliated reinsurers:

As of
September 30, 2018
Total of the three largest receivable balances from non-affiliated reinsurers	$93,164

As of September 30, 2018, the non-affiliated reinsurers from whom our specialty insurance business has the largest receivable balances were: MFI Insurance Company, LTD (A. M. Best Rating: Not rated), Freedom Insurance Company, LTD (A. M. Best Rating: Not rated) and Frandisco Property and Casualty Insurance Company (A. M. Best Rating: Not rated). The related receivables of these reinsurers are collateralized by assets on hand, assets held in trust accounts and letters of credit. As of September 30, 2018, the Company does not believe there is a risk of loss due to the concentration of credit risk in the reinsurance program given the collateralization.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2018
(in thousands, except share data)

(8) Goodwill and Intangible Assets, net

The following table presents identifiable finite and indefinite-lived intangible assets, accumulated amortization, and goodwill by operating segment and/or reporting unit, as appropriate:

	As of September 30, 2018				As of December 31, 2017
		Tiptree Capital				Tiptree Capital
	Specialty insurance	Mortgage	Other	Total	Specialty insurance	Mortgage	Other	Total
Customer relationships	$50,500	$—	$—	$50,500	$50,500	$—	$—	$50,500
Accumulated amortization	(17,205)	—	—	(17,205)	(12,081)	—	—	(12,081)
Trade names	6,500	800	—	7,300	6,500	800	—	7,300
Accumulated amortization	(2,591)	(260)	—	(2,851)	(2,182)	(200)	—	(2,382)
Software licensing	8,500	640	—	9,140	8,500	640	—	9,140
Accumulated amortization	(6,517)	(297)	—	(6,814)	(5,242)	(228)	—	(5,470)
Insurance policies and contracts acquired	36,500	—	—	36,500	36,500	—	—	36,500
Accumulated amortization	(35,810)	—	—	(35,810)	(35,433)	—	—	(35,433)
Insurance licensing agreements(1)	13,761	—	—	13,761	13,761	—	—	13,761
Leases in place (2)	—	—	—	—	2,324	—	—	2,324
Accumulated amortization	—	—	—	—	(142)	—	—	(142)
Intangible assets, net	53,638	883	—	54,521	63,005	1,012	—	64,017
Goodwill	89,854	1,708	—	91,562	89,854	1,708	—	91,562
Total goodwill and intangible assets, net	$143,492	$2,591	$—	$146,083	$152,859	$2,720	$—	$155,579
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
(2) Disposed of as part of the sale of Care. See Note (3) Dispositions, Assets Held for Sale & Discontinued Operations.

Goodwill

The following table presents the activity in goodwill, by operating segment and/or reporting unit, as appropriate, and includes the adjustments made to the balance of goodwill to reflect the effect of the final valuation adjustments made for acquisitions, as well as the reduction to any goodwill attributable to discontinued operations or impairment related charges:

		Tiptree Capital
	Specialty insurance	Mortgage	Other	Total
Balance at December 31, 2017	$89,854	$1,708	$—	$91,562
Balance at September 30, 2018	$89,854	$1,708	$—	$91,562

Accumulated impairments	$—	$—	$699	$699

The Company conducts annual impairment tests of its goodwill as of October 1. For the three and nine months ended September 30, 2018 and 2017, respectively, no impairment was recorded on the Company’s goodwill or intangibles.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2018
(in thousands, except share data)

	Specialty insurance	Mortgage	Total
Balance at December 31, 2017	$63,005	$1,012	$64,017
Intangible assets divested	(2,167)	—	(2,167)
Less: amortization expense	(7,200)	(129)	(7,329)
Balance at September 30, 2018	$53,638	$883	$54,521

The following table presents the amortization expense on finite-lived intangible assets for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Amortization expense on intangible assets	$2,415	$2,793	$7,329	$8,672
The items previously disclosed for businesses the Company has designated as a discontinued operation are disclosed in Note (3) Dispositions, Assets Held for Sale & Discontinued Operations.

The following table presents the amortization expense on finite-lived intangible assets for the next five years by operating segment and/or reporting unit, as appropriate:

	As of September 30, 2018
	Specialty insurance (VOBA)	Specialty insurance (other)	Mortgage	Total
Remainder of 2018	$88	$2,269	$42	$2,399
2019	217	7,509	171	7,897
2020	123	5,027	171	5,321
2021	82	4,251	171	4,504
2022	54	3,595	126	3,775
2023 and thereafter	126	16,536	202	16,864
Total	$690	$39,187	$883	$40,760

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
September 30, 2018
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

The following table summarizes the gross notional and fair value amounts of derivatives (on a gross basis) categorized by underlying risk:

	As of September 30, 2018			As of December 31, 2017
	Notional values	Asset derivatives	Liability derivatives	Notional values	Asset derivatives	Liability derivatives
Interest rate risk:
Interest rate lock commitments	$173,114	$4,393	$—	$190,645	$4,808	$—
Forward delivery contracts	34,935	16	—	71,152	30	—
TBA mortgage backed securities	168,000	411	77	197,000	175	117
Total	$376,049	$4,820	$77	$458,797	$5,013	$117

Derivatives Designated as Cash Flow Hedging Instruments

The following table presents the fair value and the related outstanding notional amounts of the Company's cash flow hedging derivative instruments and indicates where the Company records each amount in its condensed consolidated balance sheets:

		As of
	Balance Sheet Location	September 30, 2018 (1)	December 31, 2017
Unrealized gain (loss), net of tax, on the fair value of interest rate swaps	AOCI	$—	$2,074
(1) Deconsolidated of as part of the sale of Care. See Note (3) Dispositions, Assets Held for Sale & Discontinued Operations.

The following table presents the pretax impact of the cash flow hedging derivative instruments on the condensed consolidated financial statements for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Gains (losses) recognized in AOCI on the derivative-effective portion	$—	$(33)	$1,111	$(411)

(Gains) losses reclassified from AOCI into income-effective portion	$—	$(25)	$(3,845)	$212

Gains (losses) recognized in income on the derivative-ineffective portion	$—	$—	$—	$(2)

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2018
(in thousands, except share data)

(10) Debt, net

The following table summarizes the balance of the Company’s debt obligations, net of discounts and deferred financing costs.

			Maximum borrowing capacity as of	As of
Debt Type	Stated maturity date	Stated interest rate or range of rates	September 30, 2018	September 30, 2018	December 31, 2017
Corporate debt
Secured corporate credit agreements	December 2018 - September 2020	LIBOR + 1.00% to 5.50%	$133,060	$75,060	$28,500
Junior subordinated notes	October 2057	8.50%	125,000	125,000	125,000
Preferred trust securities	June 2037	LIBOR + 4.10%	35,000	35,000	35,000
Total corporate debt				235,060	188,500
Asset based debt (1)
Asset based revolving financing (2)	April 2019 - August 2023	LIBOR + 2.00% - 2.60%	175,000	100,337	118,794
Residential mortgage warehouse borrowings (3)	May 2019 - August 2019	LIBOR + 2.50% to 3.00%	76,000	40,276	48,810
Total asset based debt				140,613	167,604
Total debt, face value				375,673	356,104
Unamortized discount, net				(588)	(191)
Unamortized deferred financing costs				(9,813)	(9,832)
Total debt, net				$365,272	$346,081

(1) Asset based debt is generally recourse only to specific assets and related cash flows.
(2) The weighted average coupon rate for asset based revolving financing was 4.14% and 3.73% at September 30, 2018 and December 31, 2017, respectively.
(3) The weighted average coupon rate for residential mortgage warehouse borrowings was 4.68% and 3.70% at September 30, 2018 and December 31, 2017, respectively.

The table below presents the amount of interest expense the Company incurred on its debt for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest expense on debt	$7,316	$6,730	$19,877	$19,127
The items previously disclosed for businesses the Company has designated as a discontinued operation are disclosed in Note (3) Dispositions, Assets Held for Sale & Discontinued Operations.

The following table presents the future maturities of the unpaid principal balance on the Company’s debt as of:

September 30, 2018
Remainder of 2018	$2,000
2019	45,885
2020	73,060
2021	—
2022	—
Thereafter	254,728
Total	$375,673

The following narrative is a summary of certain of the terms of our debt agreements for the period ended September 30, 2018:
Corporate Debt

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2018
(in thousands, except share data)

Secured Corporate Credit Agreements

On May 4, 2018, Operating Company (Tiptree Operating Company, LLC.) entered into a Fifth Amendment to the Credit Agreement with Fortress providing for an additional $47,000 borrowing for a total principal amount outstanding of $75,000 as of the borrowing date. The Fifth Amendment extends the maturity date of all term loans under the Credit Agreement from September 18, 2018 to September 18, 2020. The amended facility also has a new interest rate at a variable rate equal to one-month LIBOR with a LIBOR floor of 1.25%, plus a margin of 5.50% per annum and has a pre-payment fee of 1% for six months. As of September 30, 2018 and December 31, 2017, a total of $73,060 and $28,500, respectively, was outstanding under the agreement.

As of September 30, 2018 and December 31, 2017, a total of $2,000 and $0, respectively, was outstanding under the revolving line of credit in our specialty insurance business.

Asset Based Debt

Asset Backed Revolving Financing

During the nine months ended September 30, 2018, the $11,917 balance of the NPL financing in our specialty insurance business was paid off and the borrowing was extinguished.

As of September 30, 2018 and December 31, 2017, a total of $94,728 and $101,428, respectively, was outstanding under the corporate loan financing agreement in our specialty insurance business. During the nine months ended September 30, 2018, the maturity date of this borrowing was extended to August 2023 with a new rate of LIBOR plus 2.00%.

As of September 30, 2018 and December 31, 2017, a total of $5,609 and $5,449, respectively, was outstanding under the borrowing related to our premium finance business in our specialty insurance business.

Residential Mortgage Warehouse Borrowings

During the nine months ended September 30, 2018, a subsidiary in our mortgage business extended the maturity date of a $50,000 warehouse line of credit from March 2018 to May 2018, which was then extended to May 2019. The maturity date of a $25,000 warehouse line of credit was extended from June 2018 to June 2019.

As of September 30, 2018, the Company is in compliance with the representations and covenants for outstanding borrowings or has obtained waivers for any events of non-compliance.

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
September 30, 2018
(in thousands, except share data)

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

The Company’s investment in Invesque is subject to certain contractual restrictions on registration and sale. The fair value of the Invesque shares is based on the market price adjusted for the impact of such restrictions. As of September 30, 2018 the weighted average estimated restriction period was 5 months. As a result of the discount on the Invesque investment, the fair value measurement falls under Level 2 of the fair value hierarchy.

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
September 30, 2018
(in thousands, except share data)

amounts, payment history, and property types. Our NPLs are on nonaccrual status at the time of purchase as it is probable that principal or interest is not fully collectible. NPLs are included in loans, at fair value and fall under Level 3 of the fair value hierarchy.

NPLs that have become REOs were measured at fair value on a non-recurring basis during the nine months ended September 30, 2018 and the year ended December 31, 2017. The carrying value of REOs at September 30, 2018 and December 31, 2017 was $11,746 and $16,056, respectively. Upon conversion to REO, the fair value is estimated using broker price opinion (BPO). BPOs are subject to judgments of a particular broker formed by visiting a property, assessing general home values in an area, reviewing comparable listings, and reviewing comparable completed sales. These judgments may vary among brokers and may fluctuate over time based on housing market activities and the influx of additional comparable listings and sales. REO is included in other investments. Subsequent to conversion, REOs are carried at lower of cost or market.

Derivative Assets and Liabilities

Derivatives are comprised of interest rate lock commitments (IRLC) and to be announced mortgage backed securities (TBA). The fair value of these instruments is based upon valuation pricing models, which represent the amount the Company would expect to receive or pay at the balance sheet date to exit the position. Our mortgage origination subsidiaries issue IRLCs to its customers, which are carried at estimated fair value on the Company’s condensed consolidated balance sheet. The estimated fair values of these commitments are generally calculated by reference to the value of the underlying loan associated with the IRLC net of costs to produce and an expected fall out assumption. The fair values of these commitments generally result in a Level 3 classification. Our mortgage origination subsidiaries manage their exposure by entering into forward delivery commitments with loan investors. For loans not locked with investors under a forward delivery commitment, the Company enters into hedge instruments, primarily TBAs, to protect against movements in interest rates. The fair values of TBA mortgage backed securities and forward delivery contracts generally result in a Level 2 classification.

The following tables present the Company’s fair value hierarchies for financial assets and liabilities, measured on a recurring basis:

	As of September 30, 2018
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value
Assets:
Available for sale securities, at fair value:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$54,247	$—	$54,247
Obligations of state and political subdivisions	—	61,161	—	61,161
Obligations of foreign governments	—	6,529	—	6,529
Certificates of deposit	2,296	—	—	2,296
Asset backed securities	—	42,616	2,953	45,569
Corporate securities	—	85,982	—	85,982
Total available for sale securities, at fair value	2,296	250,535	2,953	255,784

Loans, at fair value:
Corporate loans	—	39,839	109,753	149,592
Mortgage loans held for sale	—	50,748	—	50,748
Non-performing loans	—	—	28,693	28,693
Total loans, at fair value	—	90,587	138,446	229,033

Equity securities, at fair value	11,057	123,849	317	135,223

Other investments:
Derivative assets:
Forward delivery contracts	—	16		16
Interest rate lock commitments	—	—	4,393	4,393
TBA mortgage backed securities	—	411	—	411
Total derivative assets	—	427	4,393	4,820
CLOs	—	—	1,910	1,910
Debentures	—	5,155	—	5,155
Total other investments, at fair value	—	5,582	6,303	11,885

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2018
(in thousands, except share data)

	As of September 30, 2018
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value

Total	$13,353	$470,553	$148,019	$631,925

Liabilities:
Derivative liabilities:
TBA mortgage backed securities	$—	$77	$—	$77
Total derivative liabilities (included in other liabilities and accrued expenses)	—	77	—	77
Contingent consideration payable	—	—	—	—
Total	$—	$77	$—	$77

	As of December 31, 2017
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value
Assets:
Available for sale securities, at fair value:
Equity securities	$541	$—	$47	$588
U.S. Treasury securities and obligations of U.S. government authorities and agencies	—	47,945	—	47,945
Obligations of state and political subdivisions	—	46,981	—	46,981
Obligations of foreign governments	—	570	—	570
Certificates of deposit	896	—	—	896
Asset backed securities	—	23,493	—	23,493
Corporate bonds	—	61,975	—	61,975
Total available for sale securities, at fair value	1,437	180,964	47	182,448

Loans, at fair value:
Corporate loans	—	40,925	116,736	157,661
Mortgage loans held for sale	—	62,846	—	62,846
Non-performing loans	—	—	37,666	37,666
Total loans, at fair value	—	103,771	154,402	258,173

Equity securities, at fair value	25,536	—	—	25,536

Other investments:
Derivative assets:
Forward delivery contracts	—	30	—	30
Interest rate lock commitments	—	—	4,808	4,808
TBA mortgage backed securities	—	175	—	175
Total derivative assets	—	205	4,808	5,013
CLOs	—	—	3,409	3,409
Debentures	—	4,163	—	4,163
Total other investments, at fair value	—	4,368	8,217	12,585

Total	$26,973	$289,103	$162,666	$478,742

Liabilities:
Derivative liabilities:
TBA mortgage backed securities	$—	$117	$—	$117
Total derivative liabilities (included in other liabilities and accrued expenses)	—	117	—	117
Contingent consideration payable	—	—	—	—
Total	$—	$117	$—	$117

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2018
(in thousands, except share data)

The following table represents additional information about assets that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value for the following periods:

	Nine Months Ended September 30,
	2018 (1)	2017 (1)
	Non-CLO assets	Non-CLO assets	CLO assets
Balance at January 1,	$162,666	$211,192	$585,870
Net realized gains (losses)	(246)	7,279	(1,667)
Net unrealized gains (losses)	128	2,800	89
Origination of IRLC	37,901	54,468	—
Purchases	45,263	41,458	76,122
Sales (1)	(55,934)	(74,010)	(193,205)
Issuances	283	590	676
Transfer into Level 3 (1)	3,513	9,286	17,601
Transfer adjustments (out of) Level 3 (1)	(966)	(7,641)	(23,427)
Deconsolidation of CLOs due to sale	—	1,342	(251,300)
Conversion to real estate owned	(6,272)	(9,793)	—
Conversion to mortgage held for sale	(38,317)	(53,069)	—
Other	—	(39)	—
Balance at September 30,	$148,019	$183,863	$210,759

Changes in unrealized gains (losses) included in earnings related to assets still held at period end	$2,150	$4,790	$(168)

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

The following table represents additional information about liabilities that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value for the following periods:

	Nine Months Ended September 30,
	2018	2017
	Non-CLO liabilities	Non-CLO liabilities	CLO liabilities
Balance at January 1,	$—	$3,084	$912,034
Net unrealized (gains) losses	—	—	(3,071)
Issuances	—	—	—
Settlements (1)	—	(4,838)	(155,194)
Dispositions	—	—	(49,010)
FV adjustment	—	3,192	—
Deconsolidation of CLOs due to sale	—	—	(378,043)
Balance at September 30,	$—	$1,438	$326,716

Changes in unrealized (gains) losses included in earnings related to liabilities still held at period end	$—	$154	$(6,119)

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2018
(in thousands, except share data)

The following is quantitative information about Level 3 assets with significant unobservable inputs used in fair valuation.

	Fair Value as of				Actual or Range (Weighted average)
Assets	September 30, 2018	December 31, 2017	Valuation technique	Unobservable input(s)	September 30, 2018	December 31, 2017
Interest rate lock commitments	$4,393	$4,808	Internal model	Pull through rate	50% - 95%	50% - 95%
NPLs	28,693	37,666	Discounted cash flow	See table below (1)	See table below	See table below
Total	$33,086	$42,474

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

	As of September 30, 2018			As of December 31, 2017
Unobservable inputs	High	Low	Average(1)	High	Low	Average(1)
Discount rate	30.0%	16.0%	23.5%	30.0%	16.0%	23.5%
Loan resolution time-line (Years)	2.0	0.5	1.3	2.3	0.5	1.3
Value of underlying properties	$1,780	$55	$360	$1,775	$40	$306
Holding costs	15.9%	4.9%	7.1%	22.0%	5.3%	7.6%
Liquidation costs	13.9%	8.4%	9.2%	16.8%	8.4%	9.4%
Note rate	6.0%	3.0%	4.7%	6.0%	3.0%	4.8%
Secondary market transaction prices/UPB	88.5%	75.5%	83.1%	88.5%	75.5%	83.4%

(1)	Weighted based on value of underlying properties.

The previously disclosed liability for contingent consideration payable related to Reliance expired on June 30, 2018 with a fair value of $0. The fair value at December 31, 2017 was $0.

The following table presents the carrying amounts and estimated fair values of financial assets and liabilities that are not recorded at fair value and their respective levels within the fair value hierarchy:

	As of September 30, 2018			As of December 31, 2017
	Level within fair value hierarchy	Fair value	Carrying value	Level within fair value hierarchy	Fair value	Carrying value
Assets:
Notes and accounts receivable, net	2	$12,375	$12,375	2	$12,225	$12,225
Total assets		$12,375	$12,375		$12,225	$12,225

Liabilities:
Debt, net	3	$376,960	$375,085	3	$356,537	$355,913
Total liabilities		$376,960	$375,085		$356,537	$355,913
Notes and Accounts Receivable: To the extent that carrying amounts differ from fair value, fair value is determined based on contractual cash flows discounted at market rates for similar credits. Categorized as Level 2 of the fair value hierarchy.

Debt: The carrying value, which approximated fair value of LIBOR based debt represents the total debt balance at face value excluding the unamortized discount. The fair value of the Junior subordinated notes is determined based on dealer quotes. Categorized as Level 3 of the fair value hierarchy.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2018
(in thousands, except share data)

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

(12) Liability for Unpaid Claims and Claim Adjustment Expenses

Roll forward of Claim Liability

The following table presents the activity in the net liability for unpaid losses and allocated loss adjustment expenses of short-duration contracts for the following periods:

	Nine Months Ended September 30,
	2018	2017
Policy liabilities and unpaid claims balance as of January 1,	$112,003	$103,391
Less : liabilities of policy-holder accounts balances, gross	(15,474)	(17,417)
Less : non-insurance warranty benefit claim liabilities	(58)	(91)
Gross liabilities for unpaid losses and loss adjustment expenses	96,471	85,883
Less : reinsurance recoverable on unpaid losses - short duration	(73,778)	(63,112)
Less : other lines, gross	(224)	(208)
Net balance as of January 1, short duration	22,469	22,563

Incurred (short duration) related to:
Current year	94,311	78,174
Prior years	5,512	2,958
Total incurred	99,823	81,132

Paid (short duration) related to:
Current year	73,665	57,875
Prior years	21,311	20,600
Total paid	94,976	78,475

Net balance as of September 30, short duration	27,316	25,220
Plus : reinsurance recoverable on unpaid losses - short duration	82,973	69,813
Plus : other lines, gross	224	193
Gross liabilities for unpaid losses and loss adjustment expenses	110,513	95,226
Plus : liabilities of policy-holder accounts balances, gross	13,499	15,652
Plus : non-insurance warranty benefit claim liabilities	90	50
Policy liabilities and unpaid claims balance as of September 30,	$124,102	$110,928

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2018
(in thousands, except share data)

The following schedule reconciles the total on short duration contracts per the table above to the amount of total losses incurred as presented in the condensed consolidated statement of operations, excluding the amount for member benefit claims:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total incurred	$39,011	$27,236	$99,823	$81,132
Other lines incurred	—	81	123	78
Unallocated loss adjustment expense	1,188	441	2,509	1,343
Total losses incurred	$40,199	$27,758	$102,455	$82,553
For the nine months ended September 30, 2018, the Company’s specialty insurance business experienced an increase in prior year case development of $5,512. This included $2,692 in non-standard auto and $4,882 in credit. This development was partially offset by favorable development in its warranty business. The warranty and credit lines of business are primarily in retrospective commission arrangements that cause loss development to minimally impact the operating income of the Company.

For the nine months ended September 30, 2017, the Company’s specialty insurance business experienced an increase in prior year case development of $2,958. This included $1,172 in non-standard auto and $1,852 in warranty. This development was partially offset by favorable development in its credit lines of business. The warranty and credit lines of business are primarily in retrospective commission arrangements that minimally impact the operating income of the Company.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Asset management fee income	$2,335	$1,541	$5,229	$6,578
Warranty coverage revenue	6,730	6,348	19,132	15,836
Car club revenue	8,152	7,944	23,825	23,433
Other	1,849	1,901	5,802	5,850
Revenue from contracts with customers	$19,066	$17,734	$53,988	$51,697

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
September 30, 2018
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

Information on Remaining Performance Obligations
We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at September 30, 2018.

Contract Balances
The timing of our revenue recognition may differ from the timing of payment by our customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied.

The table below presents the activity in the significant deferred assets and liabilities related to revenue from contracts with customers for the nine months ended September 30, 2018.

	January 1, 2018			September 30, 2018
	Beginning balance	Additions	Amortizations	Ending balance
Deferred costs
Warranty coverage revenue	$2,249	$263	$1,015	$1,497
Car club revenue	11,144	18,118	18,039	11,223
Total	$13,393	$18,381	$19,054	$12,720

Deferred revenue
Warranty coverage revenue	$28,324	$27,604	$19,132	$36,796
Car club revenue	14,861	23,802	23,825	14,838
Total	$43,185	$51,406	$42,957	$51,634

Bad debt expense was not material for any period presented.

(14) Other Assets and Other Liabilities and Accrued Expenses

Other Assets

The following table presents the components of other assets as reported in the condensed consolidated balance sheets:

	As of
	September 30, 2018	December 31, 2017
Due from brokers	$2,343	$261
Furniture, fixtures and equipment, net	6,104	4,304
Prepaid expenses	5,925	7,297
Accrued interest receivable	3,708	2,248
Management fee receivable	2,336	2,247
Income tax receivable	3,671	9,588
Other	14,868	5,639
Total other assets	$38,955	$31,584

The following table presents the depreciation expense related to furniture, fixtures and equipment for the following periods:

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2018
(in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Depreciation expense related to furniture, fixtures and equipment	$505	$643	$1,496	$1,843
The items previously disclosed for businesses the Company has designated as a discontinued operation are disclosed in Note (3) Dispositions, Assets Held for Sale & Discontinued Operations.

Other Liabilities and Accrued Expenses

The following table presents the components of other liabilities and accrued expenses as reported in the condensed consolidated balance sheets:

	As of
	September 30, 2018	December 31, 2017
Accounts payable and accrued expenses	$65,454	$52,032
Deferred tax liabilities, net	30,928	22,744
Due to brokers	487	8,669
Commissions payable	11,343	14,185
Accrued interest payable	6,320	3,393
Escrow payable	441	6,753
Other	16,977	13,545
Total other liabilities and accrued expenses	$131,950	$121,321

(15) Other Revenue, Other Expenses and Other Income

Other Revenue

The following table presents the components of other revenue as reported in the condensed consolidated statement of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest income	$2,322	$5,235	$5,972	$14,365
Dividend income	2,533	—	6,691	—
Loan fee income	2,059	3,201	5,807	9,451
Management fee income	2,335	1,541	5,229	6,578
Other	3,030	989	6,470	2,318
Total other revenue	$12,279	$10,966	$30,169	$32,712
The items previously disclosed for businesses the Company has designated as a discontinued operation are disclosed in Note (3) Dispositions, Assets Held for Sale & Discontinued Operations.

Other Expenses

The following table presents the components of other expenses as reported in the condensed consolidated statement of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Professional fees	$4,307	$4,391	$13,115	$13,718
General and administrative	4,154	3,656	11,629	11,051
Premium taxes	3,625	2,810	10,647	8,840
Mortgage origination expenses	2,313	2,406	6,765	6,728
Rent and related	2,972	2,756	7,920	7,919
Other	3,218	1,728	7,278	8,996
Total other expenses	$20,589	$17,747	$57,354	$57,252

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2018
(in thousands, except share data)

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

During 2017 the Company exited all consolidated CLOs. See Note (3) Dispositions, Assets Held for Sale & Discontinued Operations.

The following table represents revenue and expenses of the consolidated CLOs included in the Company’s consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Income:
Net realized and unrealized gains (losses)	$—	$1,889	$—	$3,457
Interest income	—	5,327	—	20,567
Total income	—	7,216	—	24,024
Expenses:
Interest expense	—	4,580	—	13,629
Other expense	—	53	—	1,002
Total expense	—	4,633	—	14,631
Net income (loss) attributable to consolidated CLOs	$—	$2,583	$—	$9,393

As summarized in the table below, the application of the measurement alternative results in the consolidated net income summarized above to be equivalent to the Company’s own economic interests in the CLOs which are eliminated upon consolidation:

Economic interests:	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Distributions received	$—	$1,912	$—	$5,751
Realized and unrealized gains (losses) on subordinated notes held by the Company, net	—	360	—	2,604
Total	—	2,272	—	8,355
Management fee income	—	311	—	1,038
Total economic interests	$—	$2,583	$—	$9,393

(16) Stockholders’ Equity

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

In connection with the Reorganization Merger, each TFP limited partner other than Tiptree received 2.798 shares of Class A common stock for each partnership unit, 6,861,561 Class A common shares were issued, and all outstanding Class B common stock was canceled. In addition, warrants to acquire 103,994 shares of Class A common stock at an exercise price of $11.33 expired unexercised on September 30, 2018 and Tiptree issued warrants for 2,255,149 Tiptree shares of Class A common stock at an exercise price of $7.59 per share to holders of the canceled TFP warrants.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2018
(in thousands, except share data)

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

	Nine Months Ended September 30, 2018		As of September 30, 2018
	Number of shares purchased	Average price per share	Remaining repurchase authorization
Share repurchase program	1,510,577	$6.62	$—
Block repurchase program	600,000	6.25	6,250
Total	2,110,577	$6.51	$6,250

The Company declared cash dividends per share for the following periods presented below:

	Dividends per share for
	Nine Months Ended September 30,
	2018	2017
First Quarter	$0.035	$0.030
Second Quarter	0.035	0.030
Third Quarter (1)	0.035	0.030
Total cash dividends declared	$0.105	$0.090
(1) See Note (22) Subsequent Events for when dividend was declared.
Statutory Reporting and Insurance Company Subsidiaries Dividend Restrictions

The Company's regulated insurance company subsidiaries may pay dividends to our insurance holding company, subject to statutory restrictions. Payments in excess of statutory restrictions (extraordinary dividends) to our insurance holding company are permitted only with prior approval of the insurance department of the applicable state of domicile. The Company eliminated all dividends from its subsidiaries in the condensed consolidated financial statements. For the three and nine months ended September 30, 2018 and September 30, 2017, respectively, the Company's insurance company subsidiaries did not pay any ordinary or extra ordinary dividends.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2018
(in thousands, except share data)

	As of
	September 30, 2018	December 31, 2017
Combined statutory capital and surplus of the Company's insurance company subsidiaries	$127,209	$105,989

Required minimum statutory capital and surplus	$17,950	$19,200

Amount available for ordinary dividends of the Company's insurance company subsidiaries	$10,294	$10,115

At September 30, 2018, the maximum amount of dividends that our regulated insurance company subsidiaries could pay under applicable laws and regulations without regulatory approval was approximately $10,294. The Company may seek regulatory approval to pay dividends in excess of this permitted amount, but there can be no assurance that the Company would receive regulatory approval if sought.

Under the National Association of Insurance Commissioners (NAIC) Risk-Based Capital Act of 1995, a company's Risk-Based Capital (RBC) is calculated by applying certain risk factors to various asset, claim and reserve items. If a company's adjusted surplus falls below calculated RBC thresholds, regulatory intervention or oversight is required. The Company's insurance company subsidiaries' RBC levels, as calculated in accordance with the NAIC’s RBC instructions, exceeded all RBC thresholds as of September 30, 2018.

The following table presents the net income of the Company’s statutory insurance companies for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income of statutory insurance companies	$1,442	$391	$11,173	$6,745

(17) Accumulated Other Comprehensive Income (Loss)

The following table presents the activity in accumulated other comprehensive income (loss) (AOCI), net of tax, for the following periods:

	Unrealized gains (losses) on			Amount attributable to noncontrolling interests
	Available for sale securities	Interest rate swaps	Total AOCI (loss)	TFP	Other	Total AOCI (loss) to Tiptree Inc.
Balance at December 31, 2016	$(700)	$1,759	$1,059	$(128)	$(376)	$555
Other comprehensive income (losses) before reclassifications	1,165	(296)	869	(154)	48	763
Amounts reclassified from AOCI	(238)	143	(95)	—	—	(95)
Period change	927	(153)	774	(154)	48	668
Balance at September 30, 2017	$227	$1,606	$1,833	$(282)	$(328)	$1,223

Balance at December 31, 2017	$(460)	$2,074	$1,614	$(222)	$(426)	$966
Other comprehensive income (losses) before reclassifications	(3,021)	835	(2,186)	61	213	(1,912)
Amounts reclassified from AOCI	426	—	426	—	—	426
Reclassification of AOCI - interest rate swaps (1)	—	(2,909)	(2,909)	502	226	(2,181)
Reorganization merger	—	—	—	(341)	—	(341)
Period change	(2,595)	(2,074)	(4,669)	222	439	(4,008)
Balance at September 30, 2018	$(3,055)	$—	$(3,055)	$—	$13	$(3,042)
(1) Relates to the sale of Care. See Note (3) Dispositions, Assets Held for Sale & Discontinued Operations

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2018
(in thousands, except share data)

The following table presents the reclassification adjustments out of AOCI included in net income and the impacted line items on the condensed consolidated statement of operations for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line item in consolidated statement of operations
Components of AOCI	2018	2017	2018	2017
Unrealized gains (losses) on available for sale securities	$(16)	$394	$(538)	$367	Net realized and unrealized gains (losses)
Related tax (expense) benefit	3	(138)	112	(129)	Provision for income tax
Net of tax	$(13)	$256	$(426)	$238

Unrealized gains (losses) on interest rate swaps	$—	$25	$—	$(212)	Interest expense
Reclassification of AOCI - interest rate swaps (1)	—	—	3,845	—	Gain on sale of discontinued operations
Related tax (expense) benefit	—	(8)	(936)	69	Provision for income tax
Net of tax	$—	$17	$2,909	$(143)
(1) Relates to the sale of Care. See Note (3) Dispositions, Assets Held for Sale & Discontinued Operations.

(18) Stock Based Compensation

Equity Plans

2017 Omnibus Incentive Plan
The Company adopted the Tiptree 2017 Omnibus Incentive Plan (2017 Equity Plan) on June 6, 2017, which permits the grant of stock units, stock, and stock options up to a maximum of 6,100,000 shares of Common Stock. The general purpose of the 2017 Equity Plan is to attract, motivate and retain selected employees and directors for the Company and its subsidiaries, to provide them with incentives and rewards for performance and to better align their interests with the interests of the Company’s stockholders. Unless otherwise extended, the 2017 Equity Plan terminates automatically on June 6, 2027. The table below summarizes changes to the issuances under the Company’s 2017 Equity Plan for the periods indicated:

2017 Equity Plan	Number of shares (1)
Available for issuance as of December 31, 2017	6,017,012
RSU and option awards granted	(546,558)
Forfeited	15,236
Available for issuance as of September 30, 2018	5,485,690
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
The following table summarizes changes to the issuances of RSUs under the 2017 Equity Plan for the periods indicated:

	Number of shares issuable	Weighted average grant date fair value
Unvested units as of December 31, 2017	598,882	$6.48
Granted (1)	303,895	5.93
Vested	(210,911)	6.39
Forfeited	(15,236)	6.04
Unvested units as of September 30, 2018	676,630	$6.27

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2018
(in thousands, except share data)

(1) Includes grants of 35,096 shares of Common Stock to directors.
The Company values RSUs at their grant-date fair value as measured by Tiptree’s Common Stock price. Included in vested shares for 2018 are 29,286 shares surrendered to pay taxes on behalf of the employees with shares vesting. During the nine months ended September 30, 2018, the Company granted 268,799 RSUs to employees of the Company. 147,467 shares vest ratably over a period of three years that began in February 2018 and the remaining 121,332 shares will cliff vest in February 2021.

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
The following table summarizes changes to the issuances of subsidiary RSU’s under the subsidiary incentive plans for the periods indicated:

Grant date fair value of equity shares issuable
Unvested balance as of December 31, 2017	$8,792
Granted	1,113
Vested	(1,741)
Unvested balance as of September 30, 2018	$8,164
The vested and unvested balance (assuming full vesting) translates to 2,160,638 shares of Common Stock if converted as of September 30, 2018.
Stock Options

Option awards have been granted to the Executive Committee with an exercise price equal to the fair market value of our Common Stock on the date of grant. The option awards have a 10-year term and are subject the recipient’s continuous service, a market requirement, and vest one third on each of the third, fourth and fifth anniversary of the grant date. The market requirement is a book value per share target that can be met at any time before the option expires and it only needs to be met once for the option to remain exercisable for the remainder of its term. If the service condition is met, the full amount of the compensation expense will be recognized over the appropriate vesting period whether the market requirement is met or not. The options granted in 2018 include a retirement provision and are amortized over the lesser of the service condition or expected retirement date.

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

The following table presents the assumptions used to estimate the fair values of the stock options granted for the following period:

Valuation Input	Nine Months Ended September 30, 2018
	Assumption	Average
Historical volatility	30.63%	N/A
Risk-free rate	2.85%	N/A
Dividend yield	2.03%	N/A
Expected term (years)		6.5

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2018
(in thousands, except share data)

The following table presents the Company's stock option activity for the current period:

	Options outstanding	Weighted average exercise price (in dollars per stock option)	Weighted average grant date value (in dollars per stock option)	Options exercisable
Balance, December 31, 2017	821,864	$6.36	$2.82	—
Granted	242,663	5.85	1.88	—
Balance, September 30, 2018 (1)	1,064,527	$6.24	$2.61	—

Weighted average remaining contractual term at September 30, 2018 (in years)	8.4
(1) Book value targets for grants in 2018, 2017, and 2016 are $9.97, $10.14, and $8.96, respectively.

Stock-based Compensation Expense

The following table presents total stock-based compensation expense and the related income tax benefit recognized on the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Employee compensation and benefits	$1,520	$1,135	$3,804	$4,275
Income tax benefit	(319)	(401)	(799)	(1,509)
Net stock-based compensation expense	$1,201	$734	$3,005	$2,766

Additional information on total non-vested stock-based compensation is as follows:

	As of
	September 30, 2018
	Stock options	Restricted stock awards and RSUs
Unrecognized compensation cost related to non-vested awards	$1,507	$6,868
Weighted - average recognition period (in years)	2.47	1.59

(19) Income Taxes

The following table represents the income tax expense (benefit):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018		2017	2018		2017
Total income tax expense (benefit) from continuing operations	$(611)		$(1,541)	$(1,478)		$(1,278)

Effective tax rate (ETR)	53.7%	(1)	39.6% (2)	22.4%	(3)	26.8% (4)

Income tax expense (benefit) from discontinued operations	$—		$(511)	$12,327		$(1,483)

(1) Higher than the U.S. federal statutory income tax rate of 21% due to the effect of state income taxes, the dividends received deduction and other discrete items, partially offset by the valuation allowance on state net operating losses.

(2) Higher than the previous U.S. federal statutory income tax rate of 35% primarily due to state income taxes and other discrete items.

(3) Higher than the U.S. federal statutory income tax rate of 21% due to the effect of state income taxes, the dividends received deduction and other discrete items, partially offset by the valuation allowance on state net operating losses.

(4) Lower than the previous U.S. federal statutory income tax rate of 35% primarily due to other discrete items.

(20) Commitments and Contingencies

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2018
(in thousands, except share data)

Contractual Obligations

The table below summarizes the Company’s contractual obligations by period that payments are due:

	As of September 30, 2018
	Less than one year	1-3 years	3-5 years	More than 5 years	Total
Total - operating lease obligations (1)	$6,760	$13,737	$10,716	$10,041	$41,254

(1)	Minimum rental obligations for office leases.

The following table presents rent expense for the Company’s office leases recorded on the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Rent expense for office leases	$2,013	$1,762	$5,197	$5,209
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

(21) Earnings Per Share

The Company calculates basic net income per Common Share based on the weighted average number of Common Shares outstanding (inclusive of vested restricted share units). The unvested restricted share units have the non-forfeitable right to participate in dividends declared and paid on the Company’s Common Stock on an as vested basis and are therefore considered a participating security. The Company calculates basic earnings per share using the “two-class” method, and for the three and nine months ended September 30, 2018 and 2017, the income available to Common Stockholders was allocated to the unvested restricted stock units.

Diluted net income per Common Shares for the period includes the effect of potential equity of subsidiaries as well as potential Common Stock. For the three and nine months ended September 30, 2018 the assumed exercise of all dilutive instruments were anti-dilutive to continuing operations and not included in diluted net income per Common Share calculation.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2018
(in thousands, except share data)

The following table presents a reconciliation of basic and diluted net income per Common Share for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss) from continuing operations	$(527)	$(2,354)	$(5,126)	$(3,484)
Less:
Net income (loss) attributable to non-controlling interests	91	29	(975)	205
Net income allocated to participating securities	—	—		—
Net income (loss) from continuing operations attributable to Common Shares	(618)	(2,383)	(4,151)	(3,689)

Net income (loss) from discontinued operations	—	(1,024)	34,481	(3,876)
Less:
Net income (loss) from discontinued operations attributable to non-controlling interests	—	(293)	6,562	(1,108)
Net income (loss) from discontinued operations attributable to Common Shares	—	(731)	27,919	(2,768)
Net income (loss) attributable to Common Shares - basic	$(618)	$(3,114)	$23,768	$(6,457)
Effect of Dilutive Securities:
Securities of subsidiaries	—	—	—	—
Adjustments to income relating to exchangeable interests, net of tax	—	—	—	—
Net income (loss) attributable to Common Shares - diluted	$(618)	$(3,114)	$23,768	$(6,457)

Weighted average number of shares of Common Stock outstanding - basic	36,402,129	29,455,462	34,309,551	28,908,195
Weighted average number of incremental shares of Common Stock issuable from exchangeable interests and contingent considerations	—	—	—
Weighted average number of shares of Common Stock outstanding - diluted	36,402,129	29,455,462	34,309,551	28,908,195

Basic:
Net income (loss) from continuing operations	$(0.02)	$(0.08)	$(0.12)	$(0.12)
Net income (loss) from discontinued operations	—	(0.03)	0.81	(0.10)
Net income (loss) attributable to Common Shares	$(0.02)	$(0.11)	$0.69	$(0.22)

Diluted:
Net income (loss) from continuing operations	$(0.02)	$(0.08)	$(0.12)	$(0.12)
Net income (loss) from discontinued operations	—	(0.03)	0.81	(0.10)
Net income (loss) attributable to Common Shares	$(0.02)	$(0.11)	$0.69	$(0.22)

(22) Subsequent Events

On November 1, 2018, the Company’s board of directors declared a quarterly cash dividend of $0.035 per share to holders of Common Stock with a record date of November 19, 2018, and a payment date of November 26, 2018.

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

OVERVIEW

Tiptree is a holding company that combines insurance operations with investment management expertise. Our principal operating subsidiary is a leading provider of specialty insurance, including credit protection, warranty products, and select personal and commercial lines of insurance. We also invest capital across a broad spectrum of assets, which we refer to as Tiptree Capital. When considering capital allocation decisions, we take a diversified approach with a longer-term investment horizon. We evaluate our performance primarily by the comparison of our shareholder’s long-term total return on capital, as measured by Adjusted EBITDA, Operating EBITDA and growth in book value per share plus dividends.

Year-to-date 2018, we have executed on several strategic objectives:

Insurance:

•
Specialty Insurance continued to grow as gross written premiums year-to-date were $619.5 million, up 10.5%, driven by growth in credit and other specialty programs. Net written premiums were $336.5 million, up 11.3%, driven by growth in credit and warranty products.

•	On March 28, 2018, we expanded into Europe with the creation of Fortegra Europe Insurance Company Limited (“FEIC”).

Tiptree Capital:

•
On February 1, 2018, we sold our senior living assets to Invesque in exchange for a net 16.6 million shares of Invesque common stock. Tiptree’s increase to book value was $0.91 per share, or a 9.1% increase over our December 31, 2017 book value per share, as exchanged.

Corporate:

•
On March 23, 2018, we initiated an up to $20 million share buy-back plan split evenly between open market and opportunistic large block purchases. As of September 30, 2018, we repurchased 2,110,577 shares at an average price of $6.51.

•	On April 10, 2018, we completed a corporate reorganization that eliminates Tiptree’s dual class stock structure.

•
On May 4, 2018, modified the terms of our corporate credit agreement, extending the maturity to September 2020 and increasing the outstanding amount to $75 million while reducing the interest rate by 100 basis points.

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

Our specialty insurance business generally focuses on products which have low severity but high frequency loss experiences and are short-duration. Our insurance business has historically generated significant fee based revenues. In general, the types of products we offer tend to have limited aggregation risk, and thus, limited exposure to catastrophic and residual risk. We mitigate our underwriting risk through a combination of reinsurance and retrospective commission structures with our distribution partners and/or third-party reinsurers. Our insurance results primarily depend on our pricing, underwriting, risk retention and the accuracy of reserves, reinsurance arrangements, returns on invested assets, and policy and contract renewals and run-off. While our insurance operations have historically maintained a relatively stable combined ratio which support steady earnings, our initiatives to change our business mix along with economic factors could generate different results than we have historically experienced. We believe there are additional growth opportunities to expand our warranty and programs insurance business model to other niche products and markets.

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

RESULTS OF OPERATIONS
The following is a summary of our consolidated financial results for the three and nine months ended September 30, 2018 and 2017. Management uses the Non-GAAP measures Operating EBITDA, Adjusted EBITDA and book value per share as measurements of operating performance. Management believes these measures provide supplemental information useful to investors as they are frequently used by the financial community to analyze financial performance, debt service and comparison among companies. Management uses Operating EBITDA as part of its capital allocation process and to assess comparative returns on invested capital. Adjusted EBITDA is also used in determining incentive compensation for the Company’s executive officers. The Company defines Adjusted EBITDA as GAAP net income of the Company adjusted to add (i) corporate interest expense, consolidated income taxes and consolidated depreciation and amortization expense, (ii) adjust for the effect of purchase accounting, (iii) adjust for non-cash fair value adjustments, and (iv) any significant non-recurring expenses. Operating EBITDA represents Adjusted EBITDA plus stock based compensation expense, less realized and unrealized gains and losses and less third party non-controlling interests. Operating EBITDA and Adjusted EBITDA are not measurements of financial performance or liquidity under GAAP and should not be considered as an alternative or substitute for GAAP net income.

Selected Key Metrics

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
GAAP:	2018	2017	2018	2017
Total revenues	$172,668	$144,936	$473,449	$430,370
Net income (loss) before non-controlling interests	(527)	(3,378)	29,355	(7,360)
Net income (loss) attributable to Common Stockholders	(618)	(3,114)	23,768	(6,457)
Diluted earnings per share	(0.02)	(0.11)	0.69	(0.22)
Cash dividends paid per common share	0.035	0.030	0.100	0.090

Non-GAAP: (1)
Operating EBITDA	14,415	15,529	38,364	42,200
Adjusted EBITDA	7,724	4,777	23,234	23,333
Book value per share (2)	10.77	9.67	10.77	9.67
(1) For further information relating to the Company’s Operating EBITDA, Adjusted EBITDA and book value per share, including a reconciliation to GAAP financials, see “—Non-GAAP Reconciliations.”
(2) For periods prior to April 10, 2018, book value per share assumed full exchange of the limited partners units of TFP for Common Stock.

Revenues

For the three months ended September 30, 2018, revenues were $172.7 million, which increased $27.7 million, or 19.1%, over the prior year period. For the nine months ended September 30, 2018, revenues were $473.4 million, which increased $43.1 million, or 10.0%, over the prior year period. The increase for both periods was driven by growth in earned premiums and service and administrative fees. Earned premiums were $317.8 million for the nine months ended September 30, 2018, up from $272.8 million in the comparable 2017 period driven by growth in net written premiums. The combination of unearned premiums and deferred revenues on the balance sheet grew by $98.4 million, or 18.6%, from September 30, 2017 to September 30, 2018 as a result of an increase in credit protection and other specialty programs written premiums.

Income (loss) before taxes (from continuing and discontinued operations)

The table below highlights key drivers impacting our consolidated results on a pre-tax basis. Many of our investments are carried at fair value and marked to market through unrealized gains and losses. As a result, we expect our earnings relating to these investments to be relatively volatile between periods in contrast to our fixed income securities, which are marked to market through accumulated other comprehensive income (“AOCI”) in stockholders equity. On February 1, 2018, we sold our senior living operations to Invesque in exchange for net 16.6 million shares of Invesque common stock which resulted in a gain on sale. During 2017, we made a strategic decision to decrease our overall exposure to CLO subordinated notes, which resulted in deconsolidation of the CLOs we manage and decreased our earnings from CLO distributions when comparing the three and nine months ended September 30, 2018 versus the prior year periods.

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Unrealized and realized gains (losses)(1)	$(5,101)	$(10,613)	$(16,635)	$(16,779)
Discontinued operations (Care)(2)	$—	$(1,535)	$46,808	$(5,359)
Asset management - credit investments	$204	$2,134	$(654)	$9,972
(1) Excludes Mortgage realized and unrealized gains and losses - Performing and NPLs. Includes $10.0 million of unrealized losses attributable to Invesque shares from the date of the sale (February 1, 2018).
(2) Includes pre-tax Gain on sale of Discontinued Operations of $46.2 million.

Net Income (Loss) before non-controlling interests

For the three months ended September 30, 2018, net loss before non-controlling interests was $0.5 million, compared to a loss of $3.4 million in the prior year period. The decrease in loss was driven by increased income from specialty insurance operations and reduced corporate expenses, and lower unrealized losses on fair value instruments, which was partially offset by lower distributions as we reduced our exposure to asset management related investments. The primary driver of unrealized losses in the three month period was related to the change in fair value of our Invesque common shares.

For the nine months ended September 30, 2018, net income before non-controlling interests was $29.4 million compared to a loss of $7.4 million in the 2017 period, an increase of $36.7 million. In addition to the factors that impacted the three month period, the year-to-date increase was driven by $34.5 million of income from discontinued operations, including the net gain on sale of Care. This was partially offset by unrealized losses on Invesque common shares of $10.0 million related to the change in fair value of our Invesque common shares.

Net Income (Loss) Available to Common Stockholders

For the three months ended September 30, 2018, net loss available to Common Stockholders was $0.6 million, a decrease of $2.5 million from the prior year period loss of $3.1 million. For the nine months ended September 30, 2018, net income available to Common Stockholders was $23.8 million, an increase of $30.2 million from the prior year period. The key drivers of net income available to Common Stockholders were the same factors which impacted the net income before non-controlling interests.

Operating and Adjusted EBITDA - Non-GAAP

For the three months ended September 30, 2018, Operating EBITDA was $14.4 million compared to $15.5 million in the prior year period, a decrease of $1.1 million, or 7.1%. Operating EBITDA for the nine months ended September 30, 2018 was $38.4 million compared to $42.2 million for the 2017 period, a decrease of $3.8 million, or 9.0%. The key drivers of the change in Operating EBITDA were driven by increased income from specialty insurance operations and reduced corporate expenses, which were more than offset by lower distributions on asset management related investments.

Adjusted EBITDA includes the impact of unrealized gains and losses, stock based compensation and non-controlling interests. For the three months ended September 30, 2018, Adjusted EBITDA was $7.7 million compared to $4.8 million in the prior year period, an increase of $2.9 million driven by improved specialty insurance operations and reduced corporate expenses, which was partially offset by lower investment income on asset management related investments. Adjusted EBITDA for the nine months ended September 30, 2018 was $23.2 million compared to $23.3 million for the 2017 period driven by improved specialty insurance operations and reduced corporate expenses, which were offset by lower investment income and realized gains on asset management related investments. See “— Non-GAAP Reconciliations” for a reconciliation to GAAP net income.

Book Value per share - Non-GAAP

Total stockholders’ equity was $396.0 million as of September 30, 2018 compared to $391.1 million as of September 30, 2017, primarily driven by net income over the last four quarters, net of share repurchases and dividends paid.

Book value per share for the period ended September 30, 2018 was $10.77, an increase from book value per share, as exchanged, of $9.67 as of September 30, 2017. The key drivers of the period-over-period impact were earnings per share over the last four quarters and the purchase of 2.1 million shares at an average 39% discount to book value. Those increases were partially offset by dividends paid of $0.13 per share and officer and director compensation share issuances. Over the past twelve months, Tiptree returned $18.7 million to shareholders through share repurchases and dividends paid.

Results by Segment
Tiptree is a holding company that combines insurance operations with investment management expertise. In addition to our specialty insurance operations, we allocate our capital across our investments in other companies and assets which we refer to as Tiptree Capital. As of September 30, 2018, Tiptree Capital consists of asset management operations, mortgage operations and other investments (including Invesque common shares). As such, we classify our business into three reportable segments– specialty insurance, asset management and mortgage. Corporate activities include holding company interest expense, employee compensation and benefits, and other expenses. The following table presents the components of total pre-tax income including continuing and discontinued operations.

Pre-tax Income

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Specialty Insurance	$5,732	$(2,345)	$15,806	$1,724
Tiptree Capital:
Asset management	1,220	2,973	1,498	13,083
Mortgage	423	1,513	930	514
Other	(623)	880	(3,585)	2,190
Corporate	(7,890)	(6,916)	(21,253)	(22,273)
Pre-tax income (loss) from continuing operations	$(1,138)	$(3,895)	$(6,604)	$(4,762)
Pre-tax income (loss) from discontinued operations (1)	$—	$(1,535)	$46,808	$(5,359)

(1)	Includes Care for 2017 and 2018. Includes $46.2 million pre-tax gain on sale of Care in 2018.

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

	As of September 30,
($ in thousands)	Invested Capital		Total Capital
	2018	2017	2018	2017
Specialty Insurance	$292,860	$265,026	$454,860	$410,026
Tiptree Capital	173,338	199,973	173,338	199,973
Asset management	4,070	38,474	4,070	38,474
Mortgage	31,623	28,464	31,623	28,464
Other (2)	137,645	133,035	137,645	133,035
Corporate	(33,789)	(27,860)	39,271	29,140
Total Tiptree	$432,409	$437,139	$667,469	$639,139

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Specialty Insurance	$15,654	$13,155	$45,154	$38,176
Tiptree Capital	4,393	7,330	11,397	22,422
Asset management	1,290	2,962	2,862	9,640
Mortgage	781	1,270	1,383	4,234
Other (2)	2,322	3,098	7,152	8,548
Corporate	(5,632)	(4,957)	(18,187)	(18,398)
Total Operating EBITDA	$14,415	$15,528	$38,364	$42,200
Stock-based compensation expense	(1,521)	(1,134)	(3,804)	(4,275)
Realized and unrealized gains (losses) (3)	(5,101)	(10,613)	(11,123)	(16,779)
Third party non-controlling interests	(69)	995	(203)	2,187
Total Adjusted EBITDA	$7,724	$4,776	$23,234	$23,333

(1)	For further information relating to the Company’s Total Capital and Operating EBITDA, including a reconciliation to GAAP total stockholders equity and pre-tax income, see “—Non-GAAP Reconciliations.”

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

The following tables present the specialty insurance segment results for the three and nine months ended September 30, 2018 and 2017.

Operating Results

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Gross written premiums	$225,405	$209,168	$619,528	$560,569
Net written premiums	131,455	119,010	336,484	302,324
Revenues:
Net earned premiums	$116,153	$96,073	$317,842	$272,781
Service and administrative fees	26,168	24,018	75,635	70,861
Ceding commissions	2,257	2,513	6,782	6,801
Net investment income	4,536	3,840	13,668	12,032
Net realized and unrealized gains (losses)	(1,133)	(8,554)	(3,123)	(13,618)
Other income	659	824	1,945	2,874
Total revenues	$148,640	$118,714	$412,749	$351,731
Expenses:
Policy and contract benefits	44,491	31,570	115,291	94,364
Commission expense	69,222	63,066	194,417	176,405
Employee compensation and benefits	11,093	10,073	33,097	30,800
Interest expense	4,684	3,499	13,817	10,534
Depreciation and amortization expenses	2,698	3,134	8,117	9,625
Other expenses	10,720	9,717	32,204	28,279
Total expenses	$142,908	$121,059	$396,943	$350,007
Pre-tax income (loss)	$5,732	$(2,345)	$15,806	$1,724

Results

Our specialty insurance operations are currently expanding product lines in an effort to increase written premiums, and commensurately grow the insurance portfolio. As part of this process, the business is investing to grow warranty and programs, while maintaining a leading position in our credit protection markets. That, combined with the earnings performance of the investment portfolio, are key drivers in comparing 2018 versus 2017 results. The growth in written premiums, combined with higher retention in select products, has resulted in an increase of unearned premiums and deferred revenue on the balance sheet of 18.6% from $529.0 million as of September 30, 2017 to $627.4 million as of September 30, 2018.

For the three months ended September 30, 2018, pre-tax income was $5.7 million compared to a loss of $2.3 million in the prior year period. The primary drivers of the increase were lower net realized and unrealized losses of $1.1 million in the 2018 period versus $8.6 million of losses in the 2017 period primarily related to equities held in the portfolio. Insurance operations results also improved versus the prior year period, driven primarily by increased underwriting margin of $2.7 million, which was partially offset by increased other expenses of $1.0 million primarily associated with increased premium taxes and pursuing acquisition opportunities. Interest expense increased by $1.2 million from the prior year period, primarily associated with the issuance of the Junior Subordinated Notes in late 2017.

Pre-tax income was $15.8 million for the nine months ended September 30, 2018, an increase of $14.1 million, over the prior year period. The primary drivers of the increase for the period were the same as the three month period.

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

For the three months ended September 30, 2018, total revenues were $148.6 million, up $29.9 million, or 25.2%, primarily driven by an increase in earned premiums of $20.1 million and increases in service and administrative fees of $2.2 million. For the nine months ended September 30, 2018, total revenues were $412.7 million, up $61.0 million, or 17.3%, primarily driven by an increase in earned premiums of $45.1 million and increases in service and administrative fees of $4.8 million. The increase in earned premiums was driven by growth in all product lines.

For the three months ended September 30, 2018, revenues on the investment portfolio, including net investment income and realized and unrealized gains, contributed income of $3.4 million compared to a loss of $4.7 million in the 2017 period. For the nine months ended September 30, 2018, revenues on the investment portfolio contributed income of $10.5 million compared to losses of $1.6 million in the 2017 period, an increase of $12.1 million. The improved performance was driven by a combination of higher net investment income of $1.7 million and lower net realized and unrealized investment losses of $10.5 million, . See “—Specialty Insurance Investment Portfolio” for further discussion of the investment results.

Expenses

Total expenses include policy and contract benefits, commissions expense and operating expenses.

For the three months ended September 30, 2018, total expenses were $142.9 million compared to $121.1 million in the 2017 period. For the nine months ended September 30, 2018, total expenses were $396.9 million compared to $350.0 million in the 2017 period. The primary drivers of the increase in both 2018 periods were policy and contract benefits and commission expense as net written premiums increased over the 2017 period.

There are two types of expenses for claims under insurance and warranty service contracts included in policy and contract benefits which are member benefit claims and net losses and loss adjustment expenses. Member benefit claims represent the costs of services and replacement devices incurred in warranty protection and car club service contracts. Net losses and loss adjustment expenses represent actual insurance claims paid, changes in unpaid claim reserves, net of amounts ceded, and the costs of administering claims for credit life and other insurance lines. Incurred claims are impacted by loss frequency, which is a measure of the number of claims per unit of insured exposure, and loss severity, which is based on the average size of claims. Loss occurrences in our insurance products are characterized by low severity and high frequency. Factors affecting loss frequency and loss severity include changes in claims reporting patterns, claims settlement patterns, judicial decisions, economic conditions, morbidity patterns and the attitudes of claimants towards settlements.

For the three months ended September 30, 2018, policy and contract benefits were $44.5 million, up $12.9 million from the prior year. For the nine months ended September 30, 2018, policy and contract benefits were $115.3 million, up $20.9 million, primarily as a result of growth in earned premiums. Losses as a percentage of underwriting revenues increased over the prior year period which was driven by specialty programs, and offset by reduced commissions paid to our distribution partners.

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

For the three months ended September 30, 2018, total commission expense was $69.2 million compared to $63.1 million in the 2017 period. Total commission expense for the nine months ended September 30, 2018 was $194.4 million compared to $176.4 million in the 2017 period. The primary drivers of the increase were the commission expense associated with the growth in written premiums and higher retention rate on our credit protection and warranty products.

Operating expenses include employee compensation and benefits, interest expense, depreciation and amortization expenses and other expenses.

For the three months ended September 30, 2018, total employee compensation and benefits were $11.1 million, an increase of $1.0 million from the 2017 period. For the nine months ended September 30, 2018, total employee compensation and benefits were $33.1 million, up $2.3 million, driven by increased compensation associated with warranty and program products. Interest expense of $13.8 million in 2017 increased by $3.3 million versus the prior year, primarily from interest expense related to the Junior Subordinated Notes partially offset by reduced asset based borrowings on certain investments within the investment portfolio. Other expenses for the nine months ended September 30, 2018 were $32.2 million, up $3.9 million from 2017 primarily from a combination of expenses of pursuing acquisition opportunities, and premium taxes, the latter of which increased consistent with growth in written premiums.

Key Operating Metrics and Non-GAAP Operating Results

Gross & Net Written Premiums

Gross written premiums represents total premiums from insurance policies and warranty service contracts written during a reporting period. Net written premiums are gross written premiums less that portion of premiums ceded to third-party reinsurers or PORCs. The amount ceded is based on the individual reinsurance agreements. Net earned premiums are the earned portion of our net written premiums. At the end of each reporting period, premiums written that are not earned are classified as unearned premiums, which are earned in subsequent periods over the remaining term of the policy.

Written Premium Metrics

	Three Months Ended September 30,				Nine Months Ended September 30,
	Gross Written Premiums		Net Written Premiums		Gross Written Premiums		Net Written Premiums
Insurance Products:	2018	2017	2018	2017	2018	2017	2018	2017
Credit protection	$151,176	$149,115	$93,136	$96,375	$401,325	$371,123	$255,063	$238,658
Warranty	25,887	25,530	11,843	17,217	79,809	83,075	41,367	44,641
Programs	48,342	34,512	26,476	5,418	138,394	106,348	40,054	19,025
Services and Other	—	11	—	—	—	23	—	—
Total	$225,405	$209,168	$131,455	$119,010	$619,528	$560,569	$336,484	$302,324
For the three months ended September 30, 2018, gross written premiums were $225.4 million, up $16.2 million, or 7.8%, from the prior year period. This increase was primarily driven by growth in credit protection and other specialty program products. Total net premiums written for the three months ended September 30, 2018 were $131.5 million, an increase of $12.4 million, or 10.5%. The increase was driven by specialty programs which was partially offset by declines in retention of credit protection and warranty products.

Total gross written premiums for the nine months ended September 30, 2018 were $619.5 million, which represented an increase of $59.0 million, or 10.5%, from the prior year period. The amount of business retained was 54.3%, up slightly from the prior year period. Total net premiums written for 2017 were $336.5 million, up $34.2 million, or 11.3%, driven primarily by growth in credit and specialty products. We believe our warranty service contracts and light commercial programs provide opportunity for growth through expanded product offerings, new clients and geographic expansion.

Product Underwriting Margin - Non-GAAP

The following table presents product specific revenue and expenses within the specialty insurance segment. We generally limit the underwriting risk we assume using both reinsurance (e.g., quota share and excess of loss) and retrospective commission agreements with our partners (e.g., commissions paid are adjusted based on the actual underlying losses incurred), which manage and mitigate our risk. Period-over-period comparisons of revenues and expenses are often impacted by the PORCs and distribution partners choice as to whether to retain risk, specifically service and administration expenses and ceding commissions, both components of revenue, and policy and contract benefits and commissions paid to our partners and reinsurers. Generally, when losses are incurred, the risk which is retained by our partners and reinsurers is reflected in a reduction in commissions paid. In order to better explain to investors the net financial impact of the risk retained by the Company of the insurance contracts written and the impact on profitability, we use the Non-GAAP metric - Underwriting Margin.

Underwriting Revenues and Underwriting Margin - Non-GAAP

	Three Months Ended September 30,				Nine Months Ended September 30,
	Underwriting Revenues		Underwriting Margin		Underwriting Revenues		Underwriting Margin
Insurance products:	2018	2017	2018	2017	2018	2017	2018	2017
Credit protection	$95,439	$92,044	$19,519	$17,676	$280,343	$259,469	$56,166	$49,253
Warranty	21,987	20,099	6,790	6,344	66,224	58,251	20,310	18,581
Programs	25,739	8,943	3,125	2,309	49,241	28,284	9,540	6,988
Services and Other	2,072	2,342	2,090	2,463	6,396	7,313	6,480	7,726
Total	$145,237	$123,428	$31,524	$28,792	$402,204	$353,317	$92,496	$82,548
(1) For further information relating to the Company’s underwriting margin, including a reconciliation to GAAP financials, see “—Non-GAAP Reconciliations.”

For the three months ended September 30, 2018, Underwriting margin was $31.5 million, up $2.7 million from the prior year period driven by increases in credit protection, warranty and program products.

Underwriting margin for the nine months ended September 30, 2018 was $92.5 million, up from $82.5 million in 2017. Credit protection underwriting margin was $56.2 million, an increase from 2017 of $6.9 million, or 14.0%. Underwriting margin for warranty products was $20.3 million for the 2018 period, up $1.7 million, or 9.3%, from 2017. The improvement was driven primarily by growth in furniture, appliances, and auto warranty businesses. Programs underwriting margin for the 2018 period was $9.5 million, up 36.5% from 2017, as new programs take hold. Services and other contributed $6.5 million in 2018, down $1.3 million from 2017 as certain business processing services continue to run-off.

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

Invested Capital, Total Capital, Operating EBITDA and Operating Ratios - Non-GAAP(1)

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Invested Capital(1)	$292,860	$265,026	$292,860	$265,026
Total Capital(1)	$454,860	$410,026	$454,860	$410,026

Operating EBITDA drivers:
Underwriting	$10,865	$9,206	$31,204	$24,725
Investments	4,789	3,949	13,950	13,450
Specialty Insurance Operating EBITDA(1)	$15,654	$13,155	$45,154	$38,175
Insurance operating ratios:
Combined ratio	93.2%	92.6%	93.1%	93.2%
(1) For further information relating to the Company’s Operating EBITDA, Invested and Total Capital, adjusted combined ratio, and Net Portfolio Income (Loss), including a reconciliation to GAAP financials, see “—Non-GAAP Reconciliations.”

For the three months ended September 30, 2018, the combined ratio was 93.2% compared to 92.6% for the prior year period. The combined ratio was 93.1% for the nine months ended September 30, 2018, compared to 93.2% for the prior year period. The relatively flat result was a combination of improved product underwriting margins offset by higher stock-based compensation expense in the 2018 period. The combined ratio from 2015-2017 averaged 90.3%. The increase from our three-year average in recent quarters has been driven primarily by our investment in new products and geographies which we believe will result in premium growth in future periods.

For the three and nine months ended September 30, 2018, Underwriting Operating EBITDA increased by $1.7 million and $6.5 million from the respective prior year periods, driven by the same factors discussed above under “Results.” See “—Specialty Insurance Investment Portfolio” for further discussion of the investment results and “—Non-GAAP Reconciliations” for a reconciliation to GAAP pre-tax income.

Insurance Investment Portfolio

Our investment portfolio is subject to different regulatory considerations, including with respect to types of assets, concentration limits, affiliate transactions and the use of leverage. Our investment strategy is designed to achieve attractive risk-adjusted returns over the entire investment horizon across select asset classes, sectors and geographies while maintaining adequate liquidity to meet our claims payment obligations. As such, volatility from realized and unrealized gains and losses may impact period-over-period performance. Unrealized gains and losses on equity securities and loans held at fair value impact current period net income, while unrealized gains and losses on available for sale securities impact AOCI.

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

Specialty Insurance Investment Portfolio - Non-GAAP

($ in thousands)			As of September 30,
			2018	2017
Cash and cash equivalents (1)			$35,960	$60,199
Available for sale securities, at fair value			255,784	164,093
Equity securities, at fair value			32,812	28,106
Loans, at fair value (2)			84,931	84,493
Real estate, net			11,579	23,106
Other investments			17,255	3,956
Net investments			$438,321	$363,953

(1) Cash and cash equivalents, plus restricted cash, net of due from/due to brokers on consolidated loan funds, see “—Non-GAAP Reconciliations”, for a reconciliation to GAAP financials.
(2) Loans, at fair value, net of asset based debt, see “—Non-GAAP Reconciliations”, for a reconciliation to GAAP financials.

Specialty Insurance Net Investment Portfolio Income - Non-GAAP

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net investment income	$4,536	$3,840	$13,668	$12,032
Realized gains (losses)	(429)	1,462	5,188	6,425
Unrealized gains (losses)	(703)	(10,016)	(8,311)	(20,042)
Interest expense	(1,195)	(1,678)	(3,571)	(5,143)
Net portfolio income (loss)	$2,209	$(6,392)	$6,974	$(6,728)
Average Annualized Yield % (1)	2.1%	(7.2)%	2.2%	(2.5)%
(1) Average Annualized Yield % represents the ratio of annualized net investment income, realized and unrealized gains (losses) less investment portfolio interest expense to the average of the prior two quarters total investments less investment portfolio debt plus cash, but does not reflect the cumulative return on the portfolio.

Net investments of $438.3 million have grown 20.4% from September 30, 2017 through a combination of organic growth in written premiums and increased retention.

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

For the three months ended September 30, 2018 the net investment portfolio income was $2.2 million compared to a loss of $6.4 million in the comparable 2017 period. For the three months ended September 30th, 2018, fair market value changes resulted in unrealized losses of $0.7 million in the 2018 period versus $10.0 million of unrealized losses in the 2017 period.

For the nine months ended September 30, 2018, the net investment portfolio income was $7.0 million compared to a loss of $6.7 million in the comparable 2017 period. For the nine months ended September 30, 2018, fair market value changes on equities resulted in unrealized losses of $8.7 million compared to $21.2 million in 2017. The average annualized yield for the three months improved from (7.2)% to 2.1% in 2018 and improved from (2.5)% in the nine months 2017 to 2.2% in 2018. The improvement in both periods was a result of increased net investment income, lower asset-based interest expense, and reduced realized and unrealized losses compared to the prior year.

Tiptree Capital

We allocate capital across a broad spectrum of investments, which we refer to as Tiptree Capital. As of September 30, 2018, Tiptree Capital includes our asset management operations and mortgage operations, which are both reportable segments, and other investments (including our Invesque shares and investments in dry-bulk shipping). We manage Tiptree Capital on a total return basis balancing current cash flow and long term value appreciation.

In the fourth quarter 2017, we sold our interest in our commercial lending business and signed a definitive agreement to sell our interest in our jumbo mortgage business. We have reduced our exposure to subordinated notes selling our interests in 2017. On February 1, 2018, we completed the sale of Care to Invesque. We received consideration of 16.6 million shares of which 13.7 million shares are held in other investments as part of Tiptree Capital, 2.9 million shares are held in the insurance investment portfolio. Care was classified as held for sale and a discontinued operation as of December 31, 2017.

Operating Results

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues:	2018	2017	2018	2017
Asset Management	$2,813	$1,448	$4,849	$8,239
Mortgage	$13,729	$14,540	39,415	41,752
Other	7,486	10,234	16,436	28,648

Expenses:
Asset Management	(1,593)	(1,058)	$(3,351)	$(4,549)
Mortgage	(13,306)	(13,027)	(38,485)	(41,238)
Other	(8,109)	(9,354)	(20,021)	(26,458)

Asset Management - Net income attributable to consolidated CLOs	—	2,583	$—	$9,393

Pre-tax income:
Asset Management	1,220	2,973	$1,498	$13,083
Mortgage	423	1,513	930	514
Other	(623)	880	(3,585)	2,190
Discontinued operations (Care)	—	(1,535)	46,808	(5,359)

Tiptree Capital earns revenues from net interest income; mortgage gains and fees; management fees from CLOs under management; distributions, realized and unrealized gains on the Company’s investment holdings (historically, primarily CLO subordinated notes and related CLO warehouses). Rental and related income from senior housing triple net lease properties and Managed Properties (now classified as discontinued operations).

Asset Management Results

For the three months ended September 30, 2018, pre-tax income was $1.2 million compared to $3.0 million in the 2017 period. The decline was driven by reduced distributions and gains in the prior year on the sale of CLO subordinated notes. For the nine months ended September 30, 2018, pre-tax income was $1.5 million compared to $13.1 million for the 2017 period. The decline was driven by lower management and incentive fees of $2.1 million, lower distributions of $5.8 million, and gains of $3.4 million in the prior year which did not repeat in the current period.

The decline in pre-tax income from year-to-date 2017 to 2018 was driven by reduced income from consolidated CLOs, primarily related to reductions in distributions from the sale of subordinated notes, and reduced management and incentive fees as older CLOs continue to run-off and the respective incentive fees decline. As of September 30, 2018 and September 30, 2017, total fee earning AUM was $1.6 billion, Total investment in CLO subordinated notes, management fee participation rights, and related derivatives, at fair market value, as of September 30, 2018 was $1.7 million, down from $34.1 million as of September 30, 2017.

Mortgage Results

For the three months ended September 30, 2018, pre-tax income was $0.4 million compared to a pre-tax income of $1.5 million in 2017. The decrease year-over-year was driven by volume declines. Volumes were $233.3 million in the 2018 period, compared to $249.7 million in the 2017 period.

Pre-tax income for the nine months ended September 30, 2018 was $0.9 million compared to pre-tax income of $0.5 million in 2017. Revenues on mortgages held for sale in 2018 were $39.4 million compared to $41.8 million in 2017. The decrease was driven by declines in gain on sale margins and reduced volumes which were $681.0 million for the 2018 period, compared to $686.3 million for the 2017 period. Expenses were $38.5 million for the 2018 period, which was down $2.8 million from the prior year period primarily related to the earn-out which was incurred in 2017.

Other Results

Pre-tax income from other investments includes our investment in Invesque shares, our held for sale jumbo mortgage business, our commercial lending operations through its sale date in October 2017, and other principal investments. In the 2018 period, the results from our investment in Invesque shares include dividends received and unrealized gains and losses impacting our financial results.

For the three months ended September 30, 2018, we received $2.5 million of dividends from Invesque. This was offset by unrealized losses of $2.5 million, which were the result of a lower Invesque stock price at September 30, 2018 versus the sale date.

For the nine months ended September 30, 2018, we received $6.7 million of dividends from Invesque. This was more than offset by unrealized losses of $8.3 million, which were a result of a lower Invesque stock price at September 30, 2018 versus the sale date. Other investments contributed a loss of $2.0 million for the 2018 period as compared to $2.2 million of income in 2017, which included income from our commercial lending business exited in late 2017.

Discontinued Operations Results - Care

Discontinued Operations includes the results from Care, previously reported in the Senior Living segment. For the nine months ended September 30, 2018, the pre-tax income was $46.8 million compared to a loss of $5.4 million in the 2017 period. The increase was driven by a $46.2 million pre-tax gain on sale of Care.

Tiptree Capital - Invested Capital - Non-GAAP (1)

($ in thousands)	As of September 30,
	2018	2017
Asset management - fees, net(2)	$2,336	$4,375
Asset management - credit investments	1,734	34,099
Mortgage	31,623	28,464
Other	137,645	16,097
Care - Discontinued Operations(3)	—	116,938
Tiptree Capital	$173,338	$199,973
Tiptree Capital Operating Results - Operating EBITDA - Non-GAAP (1)

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Asset management - fees, net(2)	$1,016	$838	$2,152	$3,111
Asset management - credit investments	274	2,123	710	6,529
Mortgage	781	1,271	1,383	4,234
Other	2,322	611	6,528	1,333
Care - Discontinued Operations(3)	—	2,487	624	7,215
Tiptree Capital	$4,393	$7,330	$11,397	$22,422

Net realized and unrealized gains (losses)(4)	$(2,520)	$271	$(4,147)	$3,399
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

Invested Capital

Invested Capital declined from $200.0 million as of September 30, 2017 to $173.3 million as of September 30, 2018. As a result of the asset sales in 2017, cash held at Tiptree corporate increased from $33.4 million as of September 30, 2017 to $44.5 million as of September 30, 2018.

Operating EBITDA

For the three months ended September 30, 2018 Operating EBITDA for Tiptree Capital declined from $7.3 million in the 2017 period to $4.4 million for 2018. For the nine months ended September 30, 2018, Operating EBITDA for Tiptree Capital declined from $22.4 million in the 2017 period to $11.4 million in the 2018 period. The decline in both periods was primarily driven by a reduction in asset management Operating EBITDA as a result of reduced CLO distributions and lower incentive fees on older CLOs. Mortgage

Operating EBITDA for both periods also declined period-over-period as margins and volumes declined from the 2017 period. Operating EBITDA for other investments for both the three month and nine months periods were up, primarily from Invesque dividends, after the sale of Care.

Corporate

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Employee compensation and benefits	1,680	1,495	$5,140	$4,589
Employee incentive compensation expense	1,858	1,785	5,835	5,162
Interest expense	1,563	1,299	3,373	3,851
Depreciation and amortization expenses	62	62	186	186
Other expenses	2,727	2,275	6,719	8,485
Total expenses	$7,890	$6,916	$21,253	$22,273
Results

Corporate expenses include expenses of the holding company for interest, employee compensation and benefits, and other costs. Corporate employee compensation and benefits includes the expense of management, legal and accounting staff. Other expenses primarily consisted of audit and professional fees, insurance, office rent and other related expenses.
For the three months ended September 30, 2018, total expenses were $7.9 million, up approximately $1.0 million primarily driven by increased employee compensation and benefits, professional fees and other consulting expenses.

Employee compensation and benefits, including incentive compensation expense, increased $1.2 million for the nine months ended September 30, 2018 compared to the 2017 period driven by increased incentive compensation expense primarily associated with stock-based compensation. Interest expense for the nine months ended September 30, 2018 was $3.4 million, a decrease of $0.5 million as the credit facility was not up-sized until May 4, 2018. As of September 30, 2018, the outstanding borrowings were $73.1 million compared to $57.0 million at September 30, 2017. Other expenses were $6.7 million for 2018 as compared to $8.5 million in 2017. The period-over-period decrease was driven by reduced audit fees and other consulting expenses.

Provision for income taxes

Provision for income taxes - Total Operations

The total income tax expense of $10.8 million for the nine months ended September 30, 2018 and total income tax benefit of $2.6 million for the nine months ended September 30, 2017 is reflected as a component of net income (loss). For the nine months ended September 30, 2018, the Company’s effective tax rate was equal to 27.0%, higher than the statutory rate of 21.0% primarily due to state taxes. For the nine months ended September 30, 2017, the Company’s effective tax rate was equal to 25.9%, lower than the then statutory rate of 35% primarily due to one-time discrete items.

Provision for income taxes - Continuing Operations

The Company had a tax benefit from continuing operations of $1.5 million for the nine months ended September 30, 2018 as compared to a tax benefit of $1.3 million for the nine months ended September 30, 2017. The effective tax rate on income from continuing operations for the nine months ended September 30, 2018 was approximately 22.4% compared to 26.8% for the nine months ended September 30, 2017. Differences from the U.S. federal statutory income tax rate for the nine months ended September 30, 2018 are primarily the result of the dividends received deduction offset by other discrete items.

For the nine months ended September 30, 2017, the Company’s effective tax rate on income from continuing operations was equal to 26.8%, which does not bear a customary relationship to the U.S. federal statutory income tax rate. The effective tax rate for the nine months ended September 30, 2017 was lower than the U.S. federal statutory income tax rate of 35.0% due to other discrete items.

Balance Sheet Information - as of September 30, 2018 compared to the year ended December 31, 2017

Tiptree’s total assets were $1.8 billion as of September 30, 2018, compared to $2.0 billion as of December 31, 2017. The $193.0 million decrease in assets is primarily attributable to the sale of Care on February 1, 2018. Loans at fair value and amortized cost and assets held for sale decreased, partially offset by increases in equity securities, notes and accounts receivable and reinsurance receivable. In addition, the combination of unearned premiums and deferred revenues increased as a result of growth in written premiums and extending contract durations in the insurance business.

Total stockholders’ equity was $386.9 million as of September 30, 2018 compared to $396.8 million as of December 31, 2017, primarily driven by the stock repurchases and dividends for the nine months ended September 30, 2018.

We completed a corporate reorganization in April 2018 that eliminated Tiptree’s dual class stock structure along with net income in the nine months ended September 30, 2018. As of September 30, 2018 there were 35,925,530 shares of Common Stock outstanding as compared to 35,003,004 as of December 31, 2017.

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

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss) attributable to Common Stockholders	$(618)	$(3,114)	$23,768	$(6,457)
Add: net (loss) income attributable to noncontrolling interests	91	(264)	5,587	(903)
Less: net income from discontinued operations	—	(1,024)	34,481	(3,876)
Income (loss) from continuing operations	$(527)	$(2,354)	$(5,126)	$(3,484)
Corporate Debt related interest expense (1)	4,959	3,021	13,349	8,934
Consolidated income tax expense (benefit)	(611)	(1,541)	(1,478)	(1,278)
Depreciation and amortization expense (2)	2,778	3,101	8,236	9,226
Non-cash fair value adjustments (3)	—	(309)	66	3,378
Non-recurring expenses (4)	1,125	—	2,051	(1,736)
Adjusted EBITDA from continuing operations	$7,724	$1,918	$17,098	$15,040
Add: Stock-based compensation expense	1,521	1,134	3,804	4,275
Less: Realized and unrealized gain (loss) (5)	(5,101)	(10,613)	(16,635)	(16,779)
Less: Third party non-controlling interests	(69)	623	(203)	1,109
Operating EBITDA from continuing operations	$14,415	$13,042	$37,740	$34,985

Income (loss) from discontinued operations	$—	$(1,024)	$34,481	$(3,876)
Consolidated income tax expense (benefit)	—	(511)	12,327	(1,483)
Consolidated depreciation and amortization expense	—	4,369	—	13,350
Non-cash fair value adjustments (3)	—	—	(40,672)	—
Non-recurring expenses (4)	—	25	—	302
Adjusted EBITDA from discontinued operations	$—	$2,859	$6,136	$8,293
Less: Realized and unrealized gain (loss) (5)	—	$—	$5,512	$—
Less: Third party non-controlling interests	—	$372	$—	$1,078
Operating EBITDA from discontinued operations	$—	$2,487	$624	$7,215
Total Adjusted EBITDA	$7,724	$4,777	$23,234	$23,333
Total Operating EBITDA	$14,415	$15,529	$38,364	$42,200
_______________________________

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

(4)	Acquisition, start-up and disposition costs including legal, taxes, banker fees and other costs. Includes payments pursuant to a separation agreement, dated November 10, 2015.
(5)	Adjustment excludes Mortgage realized and unrealized gains and losses - Performing and NPLs as those are recurring in nature and align with those business models.

Adjusted EBITDA and Operating EBITDA - Non-GAAP

The tables below present Adjusted EBITDA and Operating EBITDA by business component.

	Three Months Ended September 30, 2018
		Tiptree Capital
($ in thousands)	Specialty Insurance	Asset Management	Mortgage	Other	Discontinued Operations(1)	Tiptree Capital	Corporate Expenses	Total
Pre-tax income/(loss) from continuing ops	$5,732	$1,220	$423	$(623)	$—	$1,020	$(7,890)	$(1,138)
Pre-tax income/(loss) from discontinued ops	—	—	—	—	—	—	—	—
Adjustments:
Corporate Debt related interest expense(2)	3,396	—	—	—	—	—	1,563	4,959
Depreciation and amortization expenses(3)	2,576	—	133	7		140	62	2,778
Non-cash fair value adjustments(4)	—	—	—	—	—	—		—
Non-recurring expenses(5)	706	—	—	419	—	419		1,125
Adjusted EBITDA	$12,410	$1,220	$556	$(197)	$—	$1,579	$(6,265)	$7,724
Add: Stock-based compensation expense	$663	$—	$225	$—	$—	$225	$633	$1,521
Less: Realized and unrealized gain (loss)(6)	(2,581)	(70)	—	(2,450)	—	(2,520)	—	(5,101)
Less: Third party non-controlling interests	—	—	—	(69)	—	(69)	—	(69)
Operating EBITDA	$15,654	$1,290	$781	$2,322	$—	$4,393	$(5,632)	$14,415

	Nine Months Ended September 30, 2018
		Tiptree Capital
($ in thousands)	Specialty Insurance	Asset Management	Mortgage	Other	Discontinued Operations(1)	Tiptree Capital	Corporate Expenses	Total
Pre-tax income/(loss) from continuing ops	$15,806	$1,498	$930	$(3,585)	$—	$(1,157)	$(21,252)	$(6,603)
Pre-tax income/(loss) from discontinued ops	—	—	—	—	46,808	46,808	—	46,808
Adjustments:
Corporate Debt related interest expense(2)	9,976	—	—	—	—	—	3,373	13,349
Depreciation and amortization expenses(3)	7,545	—	404	101	—	505	186	8,236
Non-cash fair value adjustments(4)	66	—	—	—	(40,672)	(40,672)	—	(40,606)
Non-recurring expenses(5)	2,867	—	—	1,514	—	1,514	(2,331)	2,050
Adjusted EBITDA	$36,260	$1,498	$1,334	$(1,970)	$6,136	$6,998	$(20,024)	$23,234
Add: Stock-based compensation expense	1,918	—	49	—	—	$49	1,837	3,804
Less: Realized and unrealized gain (loss)(6)	(6,976)	(1,364)	—	(8,295)	5,512	(4,147)	—	(11,123)
Less: Third party non-controlling interests		—	—	(203)	—	(203)	—	(203)
Operating EBITDA	$45,154	$2,862	$1,383	$6,528	$624	$11,397	$(18,187)	$38,364

	Three Months Ended September 30, 2017
		Tiptree Capital
($ in thousands)	Specialty Insurance	Asset Management	Mortgage	Other	Discontinued Operations(1)	Tiptree Capital	Corporate Expenses	Total
Pre-tax income/(loss) from continuing ops	$(2,345)	$2,973	$1,513	$880	$—	$5,366	$(6,916)	$(3,895)
Pre-tax income/(loss) from discontinued ops	—	—	—	—	(1,535)	(1,535)	—	(1,535)
Adjustments:								—
Corporate Debt related interest expense(2)	1,722	—	—	—	—	—	1,299	3,021
Depreciation and amortization expenses(3)	2,828	—	138	72	4,369	4,579	62	7,469
Non-cash fair value adjustments(4)	113	—	(422)	—	—	(422)	—	(309)
Non-recurring expenses(5)	—	—	—	—	25	25	—	25
Adjusted EBITDA	$2,318	$2,973	$1,229	$952	$2,859	$8,013	$(5,555)	$4,776
Add: Stock-based compensation expense	495	—	41	—	—	41	598	1,134
Less: Realized and unrealized gain (loss)(6)	(10,342)	11	—	(282)	—	(271)	—	(10,613)
Less: Third party non-controlling interests	—	—	—	623	372	995	—	995
Operating EBITDA	$13,155	$2,962	$1,270	$611	$2,487	$7,330	$(4,957)	$15,528

	Nine Months Ended September 30, 2017
		Tiptree Capital
($ in thousands)	Specialty Insurance	Asset Management	Mortgage	Other	Discontinued Operations(1)	Tiptree Capital	Corporate Expenses	Total
Pre-tax income/(loss) from continuing ops	$1,724	$13,083	$514	$2,190	$—	$15,787	$(22,273)	$(4,762)
Pre-tax income/(loss) from discontinued ops	—	—	—	—	(5,359)	(5,359)	—	(5,359)
Adjustments:						—		—
Corporate Debt related interest expense(2)	5,083	—	—	—	—	—	3,851	8,934
Depreciation and amortization expenses(3)	8,420	—	412	208	13,350	13,970	186	22,576
Non-cash fair value adjustments(4)	339	—	3,039	—	—	3,039	—	3,378
Non-recurring expenses(5)	—	—	—	—	302	302	(1,736)	(1,434)
Adjusted EBITDA	$15,566	$13,083	$3,965	$2,398	$8,293	$27,739	$(19,972)	$23,333
Add: Stock-based compensation expense	2,432	—	269	—	—	269	1,574	4,275
Less: Realized and unrealized gain (loss)(6)	(20,178)	3,443	—	(44)	—	3,399	—	(16,779)
Less: Third party non-controlling interests	—	—	—	1,109	1,078	2,187	—	2,187
Operating EBITDA	$38,176	$9,640	$4,234	$1,333	$7,215	$22,422	$(18,398)	$42,200
_______________________________
The footnotes below correspond to the four tables above, under “—Adjusted EBITDA and Operating EBITDA - Non-GAAP”

(1)	Includes discontinued operations related to Care. For more information, see “Note—(3) Dispositions, Assets Held for Sale & Discontinued Operations.”
(2)
Corporate Debt interest expense includes Secured corporate credit agreements, junior subordinated notes and preferred trust securities. Interest expense associated with asset-specific debt in specialty insurance, asset management, mortgage and other operations is not added-back for Adjusted EBITDA and Operating EBITDA.

(3)
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

(4)
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

(5)	Acquisition, start-up and disposition costs including legal, taxes, banker fees and other costs. Includes payments pursuant to a separation agreement, dated November 10, 2015.
(6)	Adjustment excludes Mortgage realized and unrealized gains and losses - Performing and NPLs as those are recurring in nature and align with those business models.

Book Value per share - Non-GAAP

Management believes the use of this financial measure provides supplemental information useful to investors as book value is frequently used by the financial community to analyze company growth on a relative per share basis. The following table provides a reconciliation between total stockholders’ equity and total shares outstanding, net of treasury shares.

($ in thousands, except per share information)	As of September 30,
	2018	2017
Total stockholders’ equity	$395,968	$391,138
Less non-controlling interest - other	9,090	25,081
Total stockholders’ equity, net of non-controlling interests - other	$386,878	$366,057
Total Common shares outstanding	35,926	29,793
Total Class B shares outstanding	—	8,049
Total shares outstanding	35,926	37,842
Book value per share(1)	$10.77	$9.67
(1) For periods prior to April 10, 2018, book value per share assumes full exchange of the limited partners units of TFP for Common Stock.

Invested & Total Capital - Non-GAAP

Invested Capital represents its total cash investment, including any re-investment of earnings, and acquisition costs, net of tax. Total Capital represents Invested Capital plus Corporate Debt.

($ in thousands)	As of September 30,
	2018	2017
Total stockholders’ equity	$395,973	$391,138
Less non-controlling interest - other	9,090	25,081
Total stockholders’ equity, net of non-controlling interests - other	$386,883	$366,057
Plus Specialty Insurance accumulated depreciation and amortization, net of tax	41,365	34,272
Plus Care accumulated depreciation and amortization - discontinued operations, net of tax and NCI	—	28,990
Plus acquisition costs	4,161	7,820
Invested Capital	$432,409	$437,139
Plus corporate debt	$235,060	$202,000
Total Capital	$667,469	$639,139

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

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues:	2018	2017	2018	2017
Net earned premiums	$116,153	$96,073	$317,842	$272,781
Service and administrative fees	26,168	24,018	75,635	70,861
Ceding commissions	2,257	2,513	6,782	6,801
Other income	659	824	1,945	2,874
Underwriting Revenues - Non-GAAP	$145,237	$123,428	$402,204	$353,317
Less underwriting expenses:
Policy and contract benefits	44,491	31,570	115,291	94,364
Commission expense	69,222	63,066	194,417	176,405
Underwriting Margin - Non-GAAP	$31,524	$28,792	$92,496	$82,548
Less operating expenses:
Employee compensation and benefits	11,093	10,073	33,097	30,800
Other expenses	10,720	9,717	32,204	28,279
Combined Ratio	93.2%	92.6%	93.1%	93.2%
Plus investment revenues:
Net investment income	4,536	3,840	13,668	12,032
Net realized and unrealized gains	(1,133)	(8,554)	(3,123)	(13,618)
Less other expenses:
Interest expense	4,684	3,499	13,817	10,534
Depreciation and amortization expenses	2,698	3,134	8,117	9,625
Pre-tax income (loss)	$5,732	$(2,345)	$15,806	$1,724

Specialty Insurance Investment Portfolio - Non-GAAP

The following table provides a reconciliation between total investments and net investments for the following periods:

($ in thousands)	As of September 30,
	2018	2017
Total Investments	$495,714	$426,753
Investment portfolio debt (1)	(93,353)	(122,999)
Cash and cash equivalents	31,121	62,790
Restricted cash (2)	2,983	3,637
Receivable due from brokers (3)	2,343	1,505
Liability due to brokers (3)	(487)	(7,733)
Net investments - Non-GAAP	$438,321	$363,953
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

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are unrestricted cash, cash equivalents and other liquid investments and distributions from operating subsidiaries, including income from our investment portfolio and sales of assets and investments. We intend to use our cash resources to continue to fund our operations and grow our businesses. We may seek additional sources of cash to fund acquisitions or investments. These additional sources of cash may take the form of debt or equity and may be at the parent, subsidiary or asset level. We are a holding company and our liquidity needs are primarily for interest payments on the Fortress credit facility, compensation, professional fees, office rent and insurance costs.

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

As of September 30, 2018, we had cash and cash equivalents, excluding restricted cash, of $82.8 million, compared to $110.7 million at December 31, 2017, a decrease of $27.9 million.

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

Corporate Debt

($ in thousands)	Corporate Debt outstanding as of September 30,		Interest expense for the three months ended September 30,		Interest expense for the nine months ended September 30,
	2018	2017	2018	2017	2018	2017
Specialty insurance	$162,000	$145,000	$3,395	$1,721	$9,976	$5,082
Corporate	73,060	57,000	2,192	1,258	3,373	3,810
Total	$235,060	$202,000	$5,587	$2,979	$13,349	$8,892

Our credit facility with Fortress carries a rate of LIBOR (with a minimum LIBOR rate of 1.25%), plus a margin of 5.50% per annum. We are required to make quarterly principal payments of $1.0 million, subject to adjustment based on the Net Leverage Ratio (as defined in the credit agreement) at the end of each fiscal quarter. The outstanding debt under the Fortress credit agreement was $73.1 million as of September 30, 2018 compared to $57.0 million as of September 30, 2017. On May 4, 2018, we amended the Fortress credit agreement to increase the amount outstanding to $75 million, subject to a six month make whole on prepayments, extend the maturity date to September 18, 2020 and lowered the interest rate margin.

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

Consolidated Comparison of Cash Flows

Summary Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2018 and September 30, 2017

($ in thousands)	Nine Months Ended September 30,
	2018	2017
Operating activities
Operating activities - (excluding VIEs)	$43,602	$27,214
Operating activities - VIEs	—	(2,684)
Total cash provided by (used in) operating activities	43,602	24,530

Investing activities
Investing activities - (excluding VIEs)	(92,108)	(39,338)
Investing activities - VIEs	—	224,107
Total cash provided by (used in) investing activities	(92,108)	184,769

Financing activities
Financing activities - (excluding VIEs)	(7,020)	61,763
Financing activities - VIEs	—	(223,393)
Total cash provided by (used in) financing activities	(7,020)	(161,630)

Net increase (decrease) in cash	$(55,526)	$47,669
Nine Months Ended September 30, 2018
Operating Activities
Cash provided by operating activities (excluding VIEs) was $43.6 million for the nine months ended September 30, 2018. The primary sources of cash from operating activities included mortgage sales outpacing originations in our loan origination business and increases in unearned premiums and policy liabilities in our specialty insurance segment. The primary uses of cash from operating activities including increases in reinsurance receivables and notes and account receivable in our specialty insurance segment.

Investing Activities

Cash used in investing activities (excluding VIEs) was $92.1 million for the nine months ended September 30, 2018. The primary uses of cash from investing activities were purchases of investments exceeding proceeds from sales and maturities of investments in our specialty insurance segment. The primary sources of cash from investing activities were proceeds from the sale of Care and proceeds from the sale of REO properties in our specialty insurance segment.

Financing Activities

Cash used in financing activities (excluding VIEs) was $7.0 million for the nine months ended September 30, 2018. The primary uses of cash from financing activities were the repurchase of Common Stock and dividends paid. The primary source of cash from financing activities was related to borrowings from our secured corporate credit agreements, which was partially offset by principal paydowns on asset backed financing exceeding new borrowings.

Nine Months Ended September 30, 2017

Operating Activities

Cash provided by operating activities (excluding VIEs) was $27.2 million for the nine months ended September 30, 2017. The primary sources of cash from operating activities included mortgage loan sales outpacing originations in our mortgage business, and increases in unearned premiums, reinsurance payables and policy liabilities in our specialty insurance business. The primary uses of cash from operating activities included an increase in reinsurance receivables and accounts and premiums receivables, and decreases is accrued expenses in our specialty insurance business.

Cash used in operating activities - VIEs was $2.7 million for the nine months ended September 30, 2017.

Investing Activities

Cash used in investing activities (excluding VIEs) was $39.3 million for the nine months ended September 30, 2017. The primary uses of cash from investing activities included investments in real estate properties in our senior living business. The primary sources of cash from investing activities were the sales and maturities of investments exceeding purchases of investments, specifically the sale of NPLs and corporate loans.

Cash provided by investing activities - VIEs was $224.1 million for the nine months ended September 30, 2017 driven primarily by loan payments and sales in a consolidated CLO.

Financing Activities

Cash provided by financing activities (excluding VIEs) was $61.8 million for the nine months ended September 30, 2017. The primary sources of cash from financing activities were from new borrowings in our senior living business to fund investments in real estate. The primary uses of cash from financing activities were from new borrowings on mortgage warehouse facilities exceeding principal payments, and originations of new borrowings in our specialty insurance business.

Cash used in financing activities - VIEs was $223.4 million for the nine months ended September 30, 2017 driven primarily by payments on debt in a consolidated CLO.

Contractual Obligations

The table below summarizes Tiptree’s consolidated contractual obligations by period for payments that are due as of September 30, 2018:

($ in thousands)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Corporate Debt	$2,000	$73,060	$—	$160,000	$235,060
Asset Based Debt	45,885	—	94,728	—	140,613
Total Debt	$47,885	$73,060	$94,728	$160,000	$375,673
Operating lease obligations (2)	6,760	13,737	10,716	10,041	41,254
Total	$54,645	$86,797	$105,444	$170,041	$416,927

(1)	See Note (10) Debt, net, in the accompanying consolidated financial statements for additional information.

(2)	Minimum rental obligation for office leases. The total rent expense for the Company for the nine months ended September 30, 2018 and 2017 was $5.2 million and $5.2 million, respectively.

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

Further disclosure on our off-balance sheet arrangements as of September 30, 2018 is presented in the “Notes to Consolidated Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” of this filing as follows:

•	Note (9) Derivative Financial Instruments and Hedging

•	Note (20) Commitments and Contingencies

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our 2017 Annual Report on Form 10-K described our Quantitative and Qualitative Disclosures About Market Risk. Other than the below, there were no material changes to the assumptions or risks during the nine months ended September 30, 2018.

As of September 30, 2018, we owned 16.6 million shares of common stock, or approximately 32%, of Invesque, a real estate investment company that specializes in health care real estate and senior living property investment throughout North America. Pursuant to the Investor Rights Agreement, we have agreed to restrictions on the sale of our Invesque shares for a period of up to 10 months as of September 30, 2018. The value of our Invesque shares will be reported at fair market value on a quarterly basis and may fluctuate. Invesque has historically paid monthly dividends but there can be no assurance that Invesque will continue to pay dividends in the same frequency or amount. A loss in the fair market value of our Invesque shares or a reduction or discontinuation in the dividends paid on our Invesque shares could have a material adverse effect on our financial condition and results of operations.

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

Share repurchase activity for the three months ended September 30, 2018 was as follows:

Period	Purchaser	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
July 1, 2018 to July 31, 2018: Open Market Purchases	Tiptree Inc.	88,274	$6.83	88,274
August 1, 2018 to August 31, 2018: Open Market	Tiptree Inc.	297,807	$6.60	297,807
September 1, 2018 to September 30, 2018: Open Market Purchases	Tiptree Inc.	351,757	$6.63	351,757
	Total	737,838	$6.62	737,838	$6,250,000

(1)
On March 19, 2018, Tiptree engaged a broker in connection with a share repurchase program for the repurchase of up to $10 million of its outstanding common stock. The Company expects the share purchases to be made from time to time in the open market or through privately negotiated transactions, or otherwise, subject to applicable laws and regulations. On September 28, 2018, the repurchase program completed its $10 million authority and was terminated.

(2)
The Board of Directors of Tiptree separately authorized Tiptree to make block repurchases of up to $10 million in the aggregate from time to time in the open market or through privately negotiated transactions, or otherwise, subject to Tiptree’s Executive Committee’s discretion. As of September 30, 2018, Tiptree has $6.25 million remaining on this authority.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits, Financial Statement Schedules

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Tiptree Inc. has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Tiptree Inc.

Date:	November 5, 2018	By:/s/ Michael Barnes
Michael Barnes
Executive Chairman

Date:	November 5, 2018	By:/s/ Jonathan Ilany
Jonathan Ilany
Chief Executive Officer

Date:	November 5, 2018	By:/s/ Sandra Bell
Sandra Bell
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Executive Chairman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Executive Chairman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets for September 30, 2018 and December 31, 2017, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the period ended September 30, 2018 and 2017, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 and (vi) the Notes to the Condensed Consolidated Financial Statements.