Form 10-K
period 2018-12-31
TIPTREE INC.
filed 2019-03-13
CIK 1393726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was approximately $197,215,232, based upon the closing sales price of $6.80 per share as reported on the Nasdaq Capital Market. For purposes of this calculation, all of the registrant’s directors and executive officers were deemed to be affiliates of the registrant.
As of March 11, 2019, there were 34,505,782 shares, par value $0.001, of the registrant’s Common Stock outstanding.

Documents Incorporated by Reference
Certain information in the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission relating to the registrant’s 2019 Annual Meeting of Stockholders is incorporated by reference into Part III.

TIPTREE INC.
Table of Contents
Annual Report on Form 10-K
December 31, 2018

TIPTREE INC.
Table of Contents
Annual Report on Form 10-K
December 31, 2018

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
“A.M. Best” means A.M. Best Company, Inc.
“AUM” means assets under management.
“Care” means Care Investment Trust LLC.
“CFPB” means the Consumer Financial Protection Bureau.
“CLOs” means collateralized loan obligations.
“Code” means the Internal Revenue Code of 1986, as amended.
“Common Stock” or “Common Shares” means Tiptree’s Class A common stock $0.001 par value for periods prior to June 7, 2018 and thereafter the common stock $0.001 par value.
“consolidated CLOs” means, for the year ended December 31, 2014: Telos 1, Telos 2, Telos 3, Telos 4, Telos 5 and Telos 6; for the year ended December 31, 2015: Telos 2, Telos 4, Telos 5 and Telos 6; and for the years ended December 31, 2016 and 2017, Telos 5, Telos 6 and Telos 7. During 2017 the Company exited all consolidated CLOs.
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
“GSE” means government-sponsored enterprise
“Invesque” means Invesque Inc.
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
“Tricadia” means collectively, Tricadia Holdings, L.P., Tricadia Capital Management, LLC, Tricadia Holdings GP, LLC, Tricadia Holdings and Tricadia GP Holdings LLC.

Item 1. Business

OVERVIEW

Our Business

Tiptree is a holding company that combines insurance operations with investment management capabilities. Our principal operating subsidiary is a leading provider of specialty insurance products and related services. We also allocate capital across a broad spectrum of businesses, assets and other investments.

Our business is comprised of the following types of operations and investments:

•	Specialty Insurance

◦
Operations - Our insurance operations underwrite and administer programs and products for our clients, including credit protection insurance, warranty and service contract products, and niche commercial and consumer insurance programs.

◦
Investments - The funds in our insurance investment portfolio are generated by our underwriting activities, with a majority of the portfolio invested in high quality corporate, government and municipal bonds to support our claims paying activities. Benefiting from our investment management capabilities, our insurance portfolio from time to time, includes investments that are generated from the activities of Tiptree Capital and other alternative investments.

•
Tiptree Capital - Our non-insurance capital is typically allocated across four broad sectors where we have developed a track record of investment expertise - asset management, mortgage operations, real assets and credit-related investments. Today, Tiptree Capital consists of our investment in Invesque, asset management operations, mortgage operations, dry bulk shipping operations and other investments.

Our Executive Committee, which is composed of our Executive Chairman and CEO, is responsible for allocating capital between insurance operations, insurance investments and Tiptree Capital. In addition, the Executive Committee also uses its investment expertise to assist in the selection of alternative investments in our insurance company portfolio.

Our strategic objectives are focused on:

•	expanding our insurance operations, while continuing to be a leading provider of specialty insurance products and maintaining our strong underwriting performance;

•	continuing to grow and expand the businesses and investments within Tiptree Capital; and

•	generating enhanced, risk adjusted investment returns.

Our financial goals are to generate consistent and growing earnings and cash flow and to enhance shareholder value as measured by growth in book value per share plus dividends.

As of December 31, 2018, Tiptree and its consolidated subsidiaries had 972 employees (of which 946 were full time employees), 27 of which were at Tiptree’s corporate headquarters and are full time employees.

Significant Developments

On February 1, 2018, we sold our senior living operations to Invesque in exchange for 16.6 million common shares of Invesque. Tiptree’s increase to book value as a result of the sale was $1.16 per share, inclusive of a pre-tax $10.7 million earnout gain related to Invesque’s December 2018 sale of specified properties formerly owned by Care.

On April 10, 2018, we completed a corporate reorganization that eliminated Tiptree’s dual class stock structure.

Effective January 1, 2019, we began re-positioning our asset management platform, by agreeing to invest $75 million to seed new investment funds in exchange for management control of and a profit participation in Tricadia.

In 2018, we returned $19.2 million to investors through $14.2 million of share buy-backs and $5.0 million of dividends paid. Through March 11, 2019, we repurchased 1.4 million shares for $9.1 million resulting in Common Shares outstanding of 34.5 million as of March 11, 2019.

Our Competitive Advantage

We believe our structure as a public company gives us the ability to have a long-term focus on maximizing returns to our shareholders. We believe this long-term perspective provides us the flexibility when investing our capital to focus on strategy and profitability through multiple market cycles, including those that may negatively impact GAAP earnings and/or the book value of our holdings in the short term.

Competition

Our businesses face competition, as discussed below. In addition, we are subject to competition for acquisitions and investment opportunities. Our competitors include commercial and investment banks, mortgage companies, specialty finance companies, insurance companies, asset managers, private equity funds, hedge funds, family offices, real estate investment trusts, limited partnerships, business development companies and special purpose acquisition vehicles. Many of our competitors are significantly larger, have greater access to capital and other resources and may possess other competitive advantages.

Our businesses are subject to regulation as described below. The 1940 Act may limit the types and nature of businesses that we engage in and assets that we may acquire. See “Risk Factors-Risks Related to Regulatory and Legal Matters-Maintenance of our 1940 Act exemption will impose limits on our operations.”

Specialty Insurance

Overview

Our specialty insurance segment is conducted through Fortegra Financial Corporation (together with its subsidiaries, “Fortegra”), an insurance holding company incorporated in 1981. Our insurance business underwrites and administers specialty insurance programs and products, primarily in the United States, and is a leading provider of credit and asset protection products and administration services. Our programs are provided across a diverse range of products and services including credit protection insurance, warranty and service contract products, and underwriting of niche personal and commercial lines of insurance.

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

Other Specialty Programs - We also offer programs focused on fronting and underwriting certain niche light commercial and personal lines insurance coverages for general agents and other program managers that require broad licensure, an “A-” or better A.M. Best rating, and specialized knowledge and expertise to distribute their products. We grant these general agents and program managers’ authority to produce, underwrite and administer policies subject to our underwriting and pricing guidelines. We typically transfer all or a substantial portion of the underwriting risk on these programs to third-party reinsurers for which we are paid a fee. We have a particular focus on “short-duration” lines of business where the time between the issuance of a policy or contract and reporting and payment of the claim tends to be shorter.

Services and Other - We have several other products which provide value-add services to Fortegra customers, including premium finance and business processing services.

Marketing and Distribution

We distribute our credit and warranty products through distribution partnerships with our clients, including consumer finance companies, retailers, automobile dealers, credit card issuers, credit unions and regional and community banks. We leverage our clients’ brand and customer base to distribute multiple products and services. Our specialty light commercial and personal program insurance products are generally marketed through a network of independent insurance brokers and managing general agencies. In each case, we pay a commission-based fee to our marketing partners.

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

Risk Management

Consistent with standard industry practice for most insurance companies, we use reinsurance to manage our underwriting risk and efficiently utilize capital. For example, a significant portion of our distribution partners of credit protection insurance and warranty products have created captive reinsurance companies to assume the insurance risk on the products they distribute. These captive reinsurance companies are known as producer owned reinsurance companies (“PORC”) and in many instances each PORC assumes almost all of the underwriting risk associated with the insurance products they distribute. In these instances we act in a fronting and administrative capacity on behalf of each PORC, providing underwriting and claims management services. We receive an administration fee that compensates us for our expenses associated with underwriting and servicing the underlying policies and provide us with stable margins for these services. We generally require cash collateral to secure the reinsurance recoverable in the event that a PORC is unable to pay the claims it has assumed. In our niche light commercial and personal insurance program business, our reinsurers tend to be highly rated, well-capitalized professional third-party reinsurers.

Our Competitive Strengths

Specialty Focus

We have a history of operating in niche insurance markets that require specialized knowledge, administrative capabilities and expertise to profitably service and/or underwrite policies or insurance coverages. Our expertise and focus, developed over Fortegra’s 35-year history, has contributed to our position as one of the leading providers of credit insurance products in the United States. In addition, our “A-” (Excellent) (stable outlook) rating by A.M. Best and broad licensure provide us the opportunity to write niche commercial and personal lines insurance programs through managing general agents and other program managers to whom we have granted authority to produce, underwrite and administer policies that meet our underwriting and pricing guidelines. In the markets we serve, we focus on underwriting small premium policies and contracts where we can utilize our technology and refined administration processes to manage efficiently the high volume of policies and claims that result from serving large numbers of small policyholders and contract holders. We believe these markets tend to have fewer competitors and higher barriers to entry than other segments of the insurance market, providing us with greater flexibility on pricing and terms, and better, more consistent underwriting margins. We expect to continue to expand into other niche markets where we believe we can capitalize on opportunities presented by our underwriting expertise and operating platform.

Broad Service Delivery Expertise

Over the years, we have invested resources and developed the expertise to provide a variety of products and services for our marketing and distribution partners, including policy underwriting and issuance, back office processing and administration and claims management. Integrated, proprietary technology delivers low cost, highly automated services to our clients, while our scalable technology infrastructure affords us the opportunity to add new clients and services without significant additional expense. The breadth of our capabilities enables us to provide multiple services to each client, thus creating the opportunity to generate more revenue and establish more entrenched relationships with clients. We believe our broad capabilities and consistent service delivery are key drivers of our high client retention rates. In our credit protection insurance products, our annual renewal rates are consistently in excess of 90%, which we believe is among the highest in the industry and distinguishes us from many of our peers.

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

Investment Capabilities

Our investment management operations provide access to broad investment expertise and a range of investment opportunities. We believe our ability to source investments provides us access to a broader universe of investment opportunities, providing us the opportunity to generate superior risk-adjusted investment returns over the long term compared to what a traditional insurer might produce on its own, which we believe distinguishes us from many other insurance companies.

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

Warranty Products

We believe we can significantly increase our market presence in the warranty sector. We entered the warranty market as a natural extension of our business given that it possesses similar attributes and distribution channels as our credit-insurance products. In 2012, our insurance business acquired a provider of wireless-device protection plans and mobile services. Our warranty market gross premiums grew to $123.7 million in the year ended December 31, 2018, a $13.4 million or 12.2% increase from the year ended

December 31, 2017. We believe the demand from consumers for products such as automobile, furniture, and electronics warranties and mobile device protection will continue to drive long-term growth opportunities for us.

International Markets

We are in the process of selectively expanding our product offerings to international markets such as Asia, Europe and Canada, where we believe profitable opportunities exist. In March 2018, we expanded into Europe with the establishment of a Malta insurance company. We believe our existing product offerings can be successfully distributed in these markets while maintaining similar levels of underwriting performance as our core United States markets.

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

Employees

At December 31, 2018, our specialty insurance segment employed 393 employees of which 391 were on a full time basis.

Tiptree Capital

Tiptree allocates its non-insurance capital across a broad spectrum of businesses, assets and other investments which is comprised of our non-reportable operating segments and other businesses, which we refer to as Tiptree Capital. We manage Tiptree Capital on a total return basis, balancing current cash flow and long term value appreciation.

When assessing potential acquisitions and investments, we look for opportunities that:

•	have strong and experienced management teams;

•	generate attractive and stable cash returns;

•	complement existing businesses or strategies; and

•	have sustainable and scalable business models.

Tiptree has historically focused its capital allocated to Tiptree Capital in four major sectors described below. However, we anticipate the nature, mix and type of investments could change over time.

•
Asset Management - Our asset management activities have historically specialized in managing credit related assets, on behalf of pension funds, hedge funds, other asset management firms, banks, insurance companies and other types of institutional investors. We earn management fees based on the amount of AUM that we manage, incentive income based on the performance of our funds or investment vehicles, and investment income from investments we make in our own funds and investment vehicles. Today, our asset management operations are conducted through TAMCO, an SEC-registered investment adviser. As of December 31, 2018, we managed $1.7 billion of fee earning AUM, including CLOs and a credit opportunity fund.

•
Specialty Finance - Our Specialty Finance activities have been focused broadly within the sector, including commercial credit, consumer credit and mortgage origination. Historically, we have realized on our invested capital allocated to an asset backed commercial lender, and a jumbo mortgage originator. Today, we own Reliance, which originates conforming and government single family, residential mortgage loans, primarily sold to secondary market investors. Reliance also owns a small servicing portfolio, subserviced by a third party. Revenues are generated from gain on sale of loans, net interest income and loan fee income, and to a lesser extent, servicing fee income.

•
Real Assets - Historically, our capital in this sector has been allocated to real estate, primarily in commercial real estate and seniors housing. Today, we own 16.6 million common shares of Invesque, a real estate investment company that specializes in health care and senior living property investment throughout North America, which we received as consideration when we sold our senior living business in February 2018. In addition, we have $50.1 million of capital allocated to dry bulk vessels managed by a third party.

•
Credit Investments - Historically, we have owned subordinated notes in the CLO’s we managed, and have engaged in select hedging strategies. Today, the credit investments we own and manage are held in our insurance portfolio in the form of the ownership of vertical slices of CLO liabilities and a leveraged credit opportunities fund.

Competitive Strengths

The depth and breadth of experience of our Executive Committee and management team enables us to source, structure, execute and manage the capital allocated to our non-insurance businesses and investments. In addition, in each of our non-insurance businesses, we benefit by partnering with experienced management teams and third party managers, which we have hired or chosen based on their depth of experience in their respective sectors.

Competition

In the sectors in which Tiptree Capital participates, the markets are highly competitive, There are a large number of competitors offering similar products and services, including many that operate on a international scale, and which are often affiliated with major multi-national companies, commercial financial institutions or investment banks. Many of these organizations have substantially more personnel and greater financial and commercial resources than we do. Some of these competitors have proprietary products and distribution capabilities that may make it more difficult for us to compete with them. Some competitors also have greater name recognition, have managed their businesses for longer periods of time, have greater experience over a wider range of products or have other competitive advantages.

Regulation

In the sectors in which Tiptree Capital participates, we are subject to extensive regulation by international, federal, state and local governmental authorities, including the SEC, CFPB, the Federal Trade Commission, the European Union, the UK and various state agencies. Our asset manager is registered with the SEC as an investment advisor and is subject to various federal and state laws and regulations and rules of various securities regulators and exchanges. These laws and regulations primarily are intended to protect clients and generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with such laws and regulations.

Our dry bulk shipping business and the operation of our vessels are regulated under international conventions, classification societies, national, state and local laws and regulations in force in the jurisdictions in which our vessels operate, as well as in the country or countries of their registration, that mandate safety and environmental protection policies. Government regulation of vessels, particularly environmental regulations, have become more stringent and may require us to incur significant capital expenditures on our vessels. Our international operations and activities also expose us to risks associated with trade and economic sanctions, prohibitions or other restrictions imposed by the United States or other governments or organizations, including the United Nations, the European Union and its member countries. Under economic and trade sanctions laws, governments may seek to impose modifications to, prohibitions/restrictions on business practices and activities, and modifications to compliance programs, which may increase compliance costs, and, in the event of a violation, may subject us to fines and other penalties. In our international activities, we are subject to anti-corruption, anti-bribery, anti-money laundering and similar laws and regulations in various jurisdictions in which we conduct business, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act 2010. We operate in countries known to present heightened risks for corruption, and our dry bulk shipping and related operations requires us to interact with government officials, including port officials, harbor masters, maritime regulators, customs officials and pilots.

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

Employees

At December 31, 2018, Tiptree Capital’s combined operations had 552 employees of which 528 were on a full time basis.

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

Our assets include equity securities, real estate, dry-bulk vessels, non-controlling interests in credit assets and related equity interests which may be illiquid or have limited liquidity. It may be difficult for us to dispose of assets with limited liquidity rapidly, or at favorable prices, if at all. In addition, assets with limited liquidity may be more difficult to value and may be sold at a substantial discount or experience more volatility than more liquid assets. We may not be able to dispose of assets at the carrying value reflected in our financial statements. Our results of operations and cash flows may be materially and adversely affected if our determinations regarding the fair value of our illiquid assets are materially higher than the values ultimately realized upon their disposal.

Our investment in Invesque shares is subject to transfer restrictions, market volatility and the risk that Invesque changes its dividend policy.

As of December 31, 2018, we owned 16.6 million shares, or approximately 31%, of Invesque, a real estate investment company that specializes in health care real estate and senior living property investment throughout North America.

Pursuant to the Investor Rights Agreement, as of February 1, 2019, 50% of our Invesque shares are no longer subject to transfer restrictions. The transfer restrictions will lapse on another 25% of our Invesque shares on May 1, 2019 and all remaining transfer restrictions will lapse by August 1, 2019. The value of our Invesque shares will be reported at fair market value on a quarterly basis and may fluctuate. Invesque has historically paid monthly dividends but there can be no assurance that Invesque will continue to pay dividends in the same frequency or amount.

A loss in the fair market value of our Invesque shares or a reduction or discontinuation in the dividends paid on our Invesque shares could have a material adverse effect on our financial condition and results of operations. To the extent we determine to sell all or a portion of our Invesque shares, there can be no assurance that we will be able to do so on a timely basis or at acceptable prices.

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

A significant decrease of the market values of our vessels could cause us to incur an impairment loss.

We review our vessels for impairment whenever events or changes in circumstances indicate that the carrying amount of the vessels may not be recoverable. Such indicators include declines in the fair market value of vessels, decreases in market charter rates, vessel sale and purchase considerations, fleet utilization, vessels’ useful lives, scrap values, regulatory changes in the drybulk shipping industry or changes in business plans or overall market conditions that may adversely affect cash flows. We may be required to record an impairment charge with respect to our vessels and any such impairment charge may have a material adverse effect on our business, financial condition and results of operations.

Charter hire rates for dry bulk vessels are volatile.

The dry bulk shipping industry is cyclical with high volatility in charter hire rates and profitability.  The degree of charter hire rate volatility among different types of dry bulk vessels has varied widely. Fluctuations in charter rates result from changes in the supply of and demand for vessel capacity and changes in the supply of and demand for the major commodities carried by vessels internationally. Demand is a function of world economic conditions and the consequent requirement for commodities, production and consumption patterns, as well as events, which interrupt production, trade routes, and consumption. The factors affecting the supply of and demand for vessels are outside of our control and are unpredictable. We may not be able to employ our vessels at charter rates as favorable to us as historical rates or operate our vessels profitably. Significant declines in dry bulk charter rates could adversely affect our revenues and profitability.

Our vessels may suffer damage and we may face unexpected drydocking costs.

If our vessels suffer damage, they may need to be repaired at a drydocking facility. The costs of drydock repairs are unpredictable and can be substantial. The loss of earnings while a vessel is being repaired and repositioned, as well as the actual cost of these repairs not covered by our insurance, would decrease our earnings and available cash. While we carry insurance on our vessels, that insurance may not be sufficient to cover all or any of the costs or losses for damages to our vessels and may have to pay drydocking costs not covered by our insurance.

The operation of drybulk vessels has certain unique operational risks.

With a drybulk vessel, the cargo itself and its interaction with the vessel may create operational risks. By their nature, drybulk cargoes are often heavy, dense and easily shifted, and they may react badly to water exposure. In addition, drybulk vessels are often subjected to battering treatment during unloading operations with grabs, jackhammers (to pry encrusted cargoes out of the hold) and small bulldozers. This treatment may cause damage to the vessel. Vessels damaged due to treatment during unloading procedures may be more susceptible to breach while at sea. Breaches of a drybulk vessel’s hull may lead to the flooding of the vessel’s holds. If a drybulk vessel suffers flooding in its forward holds, the bulk cargo may become so dense and waterlogged that its pressure may buckle the vessel’s bulkheads, leading to the loss of a vessel. If we do not adequately maintain our vessels, we may be unable to prevent these events. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

Acts of piracy on ocean-going vessels occur and may increase in frequency.

Acts of piracy have historically affected ocean-going vessels trading in regions of the world such as the South China Sea, the Indian Ocean and in the Gulf of Aden off the coast of Somalia. Although the frequency of sea piracy worldwide has generally decreased since 2013, sea piracy incidents continue to occur, particularly in the Gulf of Aden off the coast of Somalia and increasingly in the Sulu Sea and the Gulf of Guinea, with dry bulk vessels and tankers particularly vulnerable to such attacks. Acts of piracy could result in harm or danger to the crews that man our vessels.

If these piracy attacks occur in regions in which our vessels are deployed that insurers characterized as “war risk” zones or Joint War Committee “war and strikes” listed areas, premiums payable for such coverage could increase significantly and such insurance coverage may be more difficult to obtain. In addition, crew costs, including the employment of onboard security guards, could increase in such circumstances. Furthermore, while we believe the charterer remains liable for charter payments when a vessel is seized by pirates, the charterer may dispute this and withhold payment until the vessel is released. A charterer may also claim that a vessel seized by pirates was not “on-hire” for a certain number of days and is therefore entitled to cancel the charter. We may not be adequately insured to cover losses from these incidents, which could have a material adverse effect on us. In addition, any detention hijacking as a result of an act of piracy against our vessels, or an increase in cost, or unavailability, of insurance for our vessels, could have a material adverse impact on our business, financial condition and earnings.

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

Some of our current investments are, and future investments may be, made jointly with other persons or entities when circumstances warrant the use of such structures and we may continue to do so in the future. Our participation in such joint investments is subject to the risks that:

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

We may leverage certain of our assets and a decline in the fair value of such assets may adversely affect our financial condition and results of operations.

We leverage certain of our assets, including through borrowings, generally through warehouse credit facilities, secured loans, securitizations (including the issuance of CLOs) and other borrowings. A rapid decline in the fair value of our leveraged assets may adversely affect us. Lenders may require us to post additional collateral to support the borrowing. If we cannot post the additional collateral, we may have to rapidly liquidate assets, which we may be unable to do on favorable terms or at all. Even after liquidating assets, we may still be unable to post the required collateral, further harming our liquidity and subjecting us to liability to lenders for the declines in the fair values of the collateral. A reduction in credit availability may adversely affect our business, financial condition and results of operations.

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
We may pursue risk mitigation and hedging strategies to seek to reduce our exposure to losses from adverse credit events, interest rate changes, market risk and other risks. These strategies may include short Treasury positions, interest rate swaps, foreign exchange derivatives, credit derivatives, freight forward agreements, fuel oil swaps and other derivative hedging instruments. Since we account for derivatives at fair market value, changes in fair market value are reflected in net income other than derivative hedging instruments which are reflected in accumulated other comprehensive income in stockholders’ equity. Some of these strategies could result in our experiencing significant losses that may materially adversely affect our business, financial condition and results of operations.

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

Our charter restricts any person that owns 9.8% or more of our capital stock, other than stockholders approved by applicable state insurance regulators, from voting in excess of 9.8% of our voting securities. This provision is intended to satisfy the requirements of applicable state regulators in connection with insurance laws and regulations that prohibit any person from acquiring control of a regulated insurance company without the prior approval of the insurance regulators. In addition, our charter provides for the classification of our board of directors into three classes, one of which is to be elected each year. Our charter also generally only permits stockholders to act without a meeting by unanimous consent. These provisions may delay, deter or prevent takeovers and business combinations that stockholders consider in their best interests.

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

Our holding company structure with multiple lines of business, may adversely impact the market price of our Common Stock and our ability to raise equity and debt capital.

Tiptree holds and manages multiple lines of business. Analysts, investors and lenders may have difficulty analyzing and valuing a company with multiple lines of business, which could adversely impact the market price of our Common Stock and our ability to raise equity and debt capital at a holding company level. Moreover, our management is required to make decisions regarding the allocation of capital among the different lines of business, and such decisions could materially and adversely affect our business or one or more of our lines of business.

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

While the CFPB does not have direct jurisdiction over insurance products, it is possible that regulatory actions taken by the CFPB may affect the sales practices related to these products and thereby potentially affect our insurance business or the clients that it serves. In 2017, the CFPB issued rules under its unfair, deceptive and abusive acts and practices rulemaking authority relating to consumer installment loans, among other things. Such CFPB rules regarding consumer installment loans could adversely impact our insurance business’s volume of insurance products and services and cost structure. Due to such regulatory actions, some lenders may reduce their sales and marketing of payment protection and other ancillary products, which may adversely affect our insurance business’s revenues.

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

Our drybulk shipping business and the operation of our vessels are regulated under international conventions, classification societies, national, state and local laws and regulations in force in the jurisdictions in which our vessels operate, as well as in the country or countries of their registration, that mandate safety and environmental protection policies. Government regulation of vessels, particularly environmental regulations, have become more stringent and may require us to incur significant capital expenditures on our vessels.

For example, various jurisdictions have regulated management of ballast waters to prevent the introduction of non-indigenous species that are considered invasive which requires us to make changes to the ballast water management plans we currently have in place and to install new equipment on board our vessels. Various jurisdictions have also regulated or are considering the further regulation of greenhouse gases from vessels and emissions of sulfur and nitrogen oxides which may increase the cost of new vessels and require retrofitting equipment on existing vessels.

These requirements can also affect the resale prices or useful lives of our vessels or require reductions in cargo capacity, ship modifications or operational changes or restrictions. Failure to comply with these requirements could lead to decreased availability of, or more costly insurance coverage for environmental matters or result in the denial of access to certain jurisdictional waters or ports, or detention in certain ports. Under local, national and foreign laws, as well as international treaties and conventions, we could incur material liabilities, including cleanup obligations and claims for natural resource, personal injury and property damages in the event that there is a release of petroleum or other hazardous materials from our vessels or otherwise in connection with our operations. Violations of, or liabilities under, environmental regulations can result in substantial penalties, fines and other sanctions, including, in certain instances, seizure or detention of our vessels. In addition, we are subject to the risk that we, our affiliated entities, or our or their respective officers, directors, shore employees, crew on board and agents may take actions determined to be in violation of such environmental regulations and laws and our environmental policies. Any such actual or alleged environmental laws regulations and policies violation, under negligence, willful misconduct or fault, could result in substantial fines, civil and/or criminal penalties or curtailment of operations in certain jurisdictions, and might adversely affect our business, results of operations or financial condition. In addition, actual or alleged violations could damage our reputation and ability to do business. Furthermore, detecting, investigating and resolving actual or alleged violations is expensive and can consume significant time and attention of our senior management. Events of this nature could have a material adverse effect on our business, financial condition and results of operations.

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

Our international activities increase the compliance risks associated with economic and trade sanctions imposed by the United States, the European Union and other jurisdictions.

Our international operations and activities expose us to risks associated with trade and economic sanctions, prohibitions or other restrictions imposed by the United States or other governments or organizations, including the United Nations, the European Union and its member countries. Under economic and trade sanctions laws, governments may seek to impose modifications to, prohibitions/restrictions on business practices and activities, and modifications to compliance programs, which may increase compliance costs, and, in the event of a violation, may subject us to fines and other penalties.

We could be materially adversely affected by violations of the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and anti-corruption laws in other applicable jurisdictions.

We are subject to anti-corruption, anti-bribery, anti-money laundering and similar laws and regulations in various jurisdictions in which we conduct business, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act 2010. We operate in countries known to present heightened risks for corruption and our dry bulk shipping and related operations requires us to interact with government officials, including port officials, harbor masters, maritime regulators, customs officials and pilots.

Non-compliance with anti-corruption, anti-bribery or anti-money laundering laws could subject us to whistleblower complaints, adverse media coverage, investigations, and severe administrative, civil and criminal sanctions, collateral consequences, remedial measures and legal expenses, all of which could materially and adversely affect our business, results of operations, financial condition and reputation.

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

Cyberattacks targeting Tiptree’s process control networks or other digital infrastructure could have a material adverse impact on the company’s business and results of operations.

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

As of December 31, 2018, the Company owned 45 single family properties in our insurance segment consisting of REO properties resulting from our investments in non-performing residential mortgage loans.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Tiptree’s Common Stock has traded on the Nasdaq Capital Market under the ticker symbol “TIPT” since August 9, 2013.

Holders
As of December 31, 2018, there were 72 Common Stockholders of record. This number does not include beneficial owners whose shares are held by nominees in street name.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity for the three months ended December 31, 2018 was as follows:

Period	Purchaser	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)(2)
October 1, 2018 to October 31, 2018	Tiptree Inc.	—	$—	—	$—
November 1, 2018 to November 30, 2018	Tiptree Inc.	—	$—	—	$—
December 1, 2018 to December 31, 2018: Open Market Purchases	Tiptree Inc.	66,658	$5.46	66,658	$19,636,118
	Total	66,658	$5.46	66,658	$19,636,118

(1)
On December 7, 2018, Tiptree engaged a broker in connection with a share repurchase program for the repurchase of up to $10 million of its outstanding Common Stock. The Company expects the share purchases to be made from time to time in the open market or through privately negotiated transactions, or otherwise, subject to applicable laws and regulations.

(2)
On December 7, 2018, the Board of Directors of Tiptree separately authorized Tiptree to make block repurchases of up to $10 million in the aggregate from time to time in the open market or through privately negotiated transactions, or otherwise, subject to Tiptree’s Executive Committee’s discretion. As of December 31, 2018, Tiptree has $10 million remaining on this authority.

Item 6. Selected Financial Data

The following tables set forth our consolidated selected financial data for the periods and as of the dates indicated and are derived from our audited Consolidated Financial Statements. The following consolidated financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in ITEM 7 of this Form 10-K and the consolidated financial statements and related notes included in Item 8 of this Form 10-K. All amounts pertaining to our results of operations and financial condition are presented on a continuing operations basis. All acquisitions by Tiptree during the five years ended December 31, 2018 are included in results of operations since their respective dates of acquisition.

Consolidated Statement of Operations Data:	For the Years Ended December 31,
(in thousands, except shares and per share amounts)	2018(1)	2017(1)	2016(1)	2015(1)(3)	2014(1)(2)(3)
Total revenues	$625,826	$581,798	$506,423	$392,331	$51,032
Total expenses	645,622	595,585	477,537	388,346	72,940
Net income (loss) attributable to consolidated CLOs	—	10,457	20,254	(6,889)	19,525
Income (loss) before taxes from continuing operations	(19,796)	(3,330)	49,140	(2,904)	(2,383)
Less: provision (benefit) for income taxes	(5,909)	(12,562)	12,515	(753)	5,317
Net income (loss) from continuing operations	(13,887)	9,232	36,625	(2,151)	(7,700)
Net income (loss) from discontinued operations	43,770	(3,998)	(4,287)	10,953	12,284
Net income (loss) before non-controlling interests	29,883	5,234	32,338	8,802	4,584
Less: net income (loss) attributable to non-controlling interests	5,950	1,630	7,018	3,023	6,294
Net income (loss) attributable to Common Stockholders	$23,933	$3,604	$25,320	$5,779	$(1,710)

Net income (loss) per Common Share:
Basic, continuing operations, net	$(0.38)	$0.22	$0.88	$(0.01)	$(0.58)
Basic, discontinued operations, net	1.07	(0.10)	(0.09)	0.18	0.48
Basic earnings per share	0.69	0.12	0.79	0.17	(0.10)

Diluted, continuing operations, net	(0.38)	0.21	0.86	(0.01)	(0.58)
Diluted, discontinued operations, net	1.07	(0.10)	(0.08)	0.18	0.48
Diluted earnings per share	$0.69	$0.11	$0.78	$0.17	$(0.10)

Weighted average number of Common Shares:
Basic	34,715,852	29,134,190	31,721,449	33,202,681	16,771,980
Diluted	34,715,852	37,306,632	31,766,674	33,202,681	16,771,980

Cash dividends paid per common share	$0.135	$0.12	$0.10	$0.10	$—

	As of December 31,
Consolidated Balance Sheet Data: (in thousands)	2018	2017	2016	2015	2014
Total assets (4)	$1,864,918	$1,989,742	$2,890,050	$2,494,970	$8,202,447
Debt, net (5)	354,083	346,081	554,870	502,255	254,072
Total stockholders’ equity	$399,259	$396,774	$390,144	$397,694	$401,621
Total Tiptree Inc. stockholders’ equity	387,101	300,077	293,431	312,840	284,462

(1)
Care revenues of $6.5 million, $76.0 million, $60.7 million, $46.1 million, and $29.3 million and net income (loss) of $43.8 million, $(4.0) million, $(4.3) million, $(11.7) million, and $4.3 million for the years ended December 31, 2018, 2017, 2016, 2015, and 2014, respectively, are included in Net income (loss) from discontinued operations, net.

(2)	2014 results reflects the impact of the acquisition of Fortegra in December 2014.

(3)
Philadelphia Financial Group, Inc. revenues of $40.5 million and $78.7 million and net income of $7.0 million and $7.9 million for the years ended December 31, 2015 and December 31, 2014, respectively, and gain on sale of $15.6 million for the year ended December 31, 2015 are included in Net income (loss) from discontinued operations, net.

(4)	Total assets on December 31, 2016, 2015, and 2014 include $989.5 million, $728.8 million, and $1,978.1 million of assets held by consolidated CLO entities, respectively.

(5)	Excludes debt of discontinued operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Conditions and Results of Operations is presented in this section as follows:

•	Overview

•	Results of Operations

•	Non-GAAP Reconciliations

•	Liquidity and Capital Resources

•	Critical Accounting Policies and Estimates

•	Off-Balance Sheet Arrangements

OVERVIEW

Tiptree is a holding company that combines insurance operations with investment management capabilities. Our principal operating subsidiary is a leading provider of specialty insurance products and related services. We also allocate capital across a broad spectrum of businesses, assets and other investments, which we refer to as Tiptree Capital. When considering capital allocation decisions, we take a diversified approach with a longer-term investment horizon. We evaluate our performance primarily by the comparison of our shareholder’s long-term total return on capital, as measured by Adjusted EBITDA, Operating EBITDA and growth in book value per share plus dividends.

During 2018 and early 2019, we executed on several strategic initiatives:

Overall:

•	Delivered total annual return of 9.6% for 2018, as measured by growth in book value per share plus dividends paid.

•	On April 10, 2018, we completed a corporate reorganization that eliminated Tiptree’s dual class stock structure.

•	In 2018, we returned $19.2 million to investors through $14.2 million of share buy-backs and $5.0 million of dividends paid.

•	As of March 11, 2019, the Company purchased and retired 1,472,730 shares of its Common Stock for $9.1 million through open market purchases and block purchases.

Insurance:

•
Specialty Insurance continued to grow as gross written premiums for 2018 were $868.1 million, up 13.0%. Net written premiums were $466.8 million, up 11.7%, driven by growth in credit and other specialty products.

•	On March 28, 2018, we expanded into Europe with the creation of Fortegra Europe Insurance Company Limited (“FEIC”).

Tiptree Capital:

•
On February 1, 2018, we sold our senior living assets to Invesque in exchange for a net 16.6 million shares of Invesque common stock. Tiptree’s increase to book value was $1.16 per share including a pre-tax $10.7 million earnout gain recognized in December 2018.

•	Consistent with our total return objectives, throughout 2018 we invested $50.0 million in shipping sector at what we believe is a favorable point in the cycle.

•
In 2019, began re-positioning our asset management platform, by agreeing to invest $75 million to seed new investment funds in exchange for management control of and a profit participation in Tricadia.

Our results of operations are affected by a variety of factors including, but not limited to, general economic conditions and GDP growth, market liquidity and volatility, consumer confidence, U.S. demographics, employment and wage growth, business confidence and investment, inflation, interest rates and spreads, the impact of the regulatory environment, and the other factors set forth in Item 1A. “Risk Factors”. Generally, our businesses are positively affected by a healthy U.S. consumer, stable to gradually rising interest rates, stable markets and business conditions, and global growth and trade flows. Conversely, rising unemployment, volatile markets, rapidly rising interest rates, changing regulatory requirements and slowing business conditions can have a material adverse effect on our results of operations or financial condition.

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

Our insurance company investment portfolio primarily serves as a source to pay claims and secondarily as a source of income for our operations. Our investments include fixed maturity securities, loans, credit investment funds, equity securities, real estate and CLOs. Many of our investments are held at fair value. Changes in fair value for loans, credit investment funds, equity securities and CLO assets and liabilities are reported quarterly as unrealized gains or losses in revenues and can be impacted by changes in interest rates, credit risk, or market risk, including specific company or industry factors. When credit markets are performing well, loans held in our CLOs and credit fund investments may prepay, subjecting those investments to reinvestment risk. In deteriorating credit environments, default risk can impact the performance of our investments, as well as flowing through income as unrealized losses. Our equity holdings are relatively concentrated. General equity market trends, along with company and industry specific factors, can impact the fair value of our holdings and can result in unrealized gains and losses affecting our results. In addition, both as part of our insurance company investments and separately in Tiptree Capital, as of February 1, 2018, common shares of Invesque represent a significant asset on our balance sheet. Any change in the fair value of Invesque’s common stock or Invesque’s dividend policy could have a significant impact on our financial condition and results of operations.

The shipping industry is highly competitive and fragmented. Demand is a function of world economic conditions and the consequent requirement for commodities, production and consumption patterns, as well as events, which interrupt production, trade routes, and consumption. The shipping industry is cyclical with high volatility in charter hire rates and profitability. General market conditions, along with company and industry specific factors, can impact the fair value of our vessels and their operating results.

Our business can also be impacted in various ways by changes in interest rates which can result in fluctuations in fair value of our investments, revenues associated with floating rate loans, volume and revenues in our mortgage business and interest expense associated with floating rate debt used to fund many of our operations.

RESULTS OF OPERATIONS
The following is a summary of our consolidated financial results for the year ended December 31, 2018, 2017 and 2016. In addition to GAAP results, management uses the Non-GAAP measures Operating EBITDA, Adjusted EBITDA and book value per share as measurements of operating performance. Management believes these measures provide supplemental information useful to investors as they are frequently used by the financial community to analyze financial performance, debt service and comparison among companies. Management uses Operating EBITDA as part of its capital allocation process and to assess comparative returns on invested capital. Adjusted EBITDA is also used in determining incentive compensation for the Company’s executive officers. The Company defines Adjusted EBITDA as GAAP net income of the Company adjusted to add (i) corporate interest expense, consolidated income taxes and consolidated depreciation and amortization expense, (ii) adjust for the effect of purchase accounting, (iii) adjust for non-cash fair value adjustments, and (iv) any significant non-recurring expenses. Operating EBITDA represents Adjusted EBITDA plus stock based compensation expense, less realized and unrealized gains and losses and less third party non-controlling interests. Operating EBITDA and Adjusted EBITDA are not measurements of financial performance or liquidity under GAAP and should not be considered as an alternative or substitute for GAAP net income.

Selected Key Metrics

($ in thousands)	Year Ended December 31,
GAAP:	2018	2017	2016
Total revenues	$625,826	$581,798	$506,423
Net income (loss) before non-controlling interests	29,883	5,234	32,338
Net income (loss) attributable to Common Stockholders	23,933	3,604	25,320
Diluted earnings per share	0.69	0.11	0.78
Cash dividends paid per common share	0.135	0.12	0.10

Non-GAAP: (1)
Operating EBITDA	54,943	60,872	60,547
Adjusted EBITDA	28,759	37,988	78,916
Book value per share (2)	10.79	9.97	10.14
(1) For further information relating to the Company’s Operating EBITDA, Adjusted EBITDA and book value per share, including a reconciliation to GAAP financials, see “—Non-GAAP Reconciliations.”
(2) For periods prior to April 10, 2018, book value per share assumed full exchange of the limited partners units of TFP for Common Stock.

Revenues

For the year ended December 31, 2018, revenues were $625.8 million, which increased $44.0 million, or 7.6%, over the prior year period. The increase was driven by growth in earned premiums and service and administrative fees. Earned premiums were $427.8 million for the year ended December 31, 2018, up from $371.7 million in the comparable 2017 period driven by growth in net written premiums. The combination of unearned premiums and deferred revenues on the balance sheet grew by $115.0 million, or 20.5%, from December 31, 2017 to December 31, 2018 as a result of an increase in credit protection and other specialty programs written premiums.

The increase in revenues from 2016 to 2017 was $75.4 million, or 14.9%, driven by growth in earned premiums and net investment income in our insurance operations, partially offset by reduced service and administrative fees, ceding commissions, and unrealized losses on equities in our specialty insurance investment portfolio, as compared to prior period gains. In addition to the growth in revenues, the combination of unearned premiums and deferred revenues on the balance sheet grew by $93.0 million or 19.9%.

Income (loss) before taxes (from continuing and discontinued operations)

The table below highlights key drivers impacting our consolidated results on a pre-tax basis. Many of our investments are carried at fair value and marked to market through unrealized gains and losses. As a result, we expect our earnings relating to these investments to be relatively volatile between periods in contrast to our fixed income securities, which are marked to market through accumulated other comprehensive income (“AOCI”) in stockholders equity. On February 1, 2018, we sold our senior living operations to Invesque in exchange for a net of 16.6 million shares of Invesque common stock which resulted in a pretax gain on sale of $56.9 million. During 2017, we made a strategic decision to decrease our overall exposure to CLO subordinated notes, which resulted in deconsolidation of the CLOs we manage and decreased our earnings from CLO distributions when comparing the year ended December 31, 2018 versus the prior year periods.

($ in thousands)	Year Ended December 31,
	2018	2017	2016
Net realized and unrealized gains (losses)(1)	$(34,817)	$(18,592)	$18,133
Discontinued operations (Care)(2)	$57,484	$(6,222)	$(5,824)
Tiptree Capital - credit investments	$(628)	$10,731	$20,470
(1) Excludes Mortgage realized and unrealized gains and losses - Performing and NPLs. Includes $20.7 million of unrealized losses attributable to Invesque shares for the year ended December 31, 2018 from the date of the sale (February 1, 2018).
(2) Includes Care for the year ended December 31, 2018, 2017 and 2016. Includes $56.9 million pre-tax gain on sale of Care in 2018.

Net Income (Loss) before non-controlling interests

For the year ended December 31, 2018, net income before non-controlling interests was $29.9 million compared to income of $5.2 million in the 2017 period, an increase of $24.7 million. The increase was primarily driven by improved insurance operating performance and $43.8 million of income from discontinued operations, including the net gain on sale of Care. These factors were partially offset by unrealized mark-to-market losses on Invesque common shares and 2017 results contained a one-time net tax benefit of $15.2 million from remeasurement of our net deferred tax liabilities as a result of the Tax Act’s change in federal income tax rate from 35% to 21%.

For the year ended December 31, 2017, net income before non-controlling interests was $5.2 million compared to net income of $32.3 million in the 2016 period, a decrease of $27.1 million, or 83.8%. The decline was primarily a result of the unrealized losses on equities in our insurance investment portfolio, compared to unrealized gains in the prior period. Increased stock-based compensation expense in specialty insurance and increased earn-out expense associated with our Reliance acquisition also contributed to the decline. We reduced our exposure to CLO subordinated notes throughout 2017 which resulted in less distributions compared to 2016. Those factors were partially offset by decreases in corporate expenses and a net tax benefit of $15.2 million described above.

Net Income (Loss) Available to Common Stockholders

For the year ended December 31, 2018, net income available to Common Stockholders was $23.9 million, an increase of $20.3 million from the prior year period. For the year ended December 31, 2017, net income available to Common Stockholders was $3.6 million, a decrease of $21.7 million from the prior year period. The key drivers of net income available to Common Stockholders were the same factors which impacted the net income before non-controlling interests.

Operating and Adjusted EBITDA - Non-GAAP

Operating EBITDA for the year ended December 31, 2018 was $54.9 million compared to $60.9 million for the 2017 period, a decrease of $6.0 million, or 9.7%. Operating EBITDA for the year ended December 31, 2017 was $60.9 million an increase of $0.3 million, or 0.1%. The key drivers of the change for both periods were driven by increased Operating EBITDA from specialty insurance operations, which were more than offset by lower distributions on credit investments within Tiptree Capital.

Adjusted EBITDA includes the impact of realized and unrealized gains and losses, stock based compensation and non-controlling interests. Adjusted EBITDA for the year ended December 31, 2018 was $28.8 million compared to $38.0 million for the 2017 period driven by improved specialty insurance operations, which was offset by unrealized mark-to-market on Invesque common shares and lower investment income and realized gains on credit related investments. Adjusted EBITDA for the year ended December 31, 2017 was $38.0 million compared to $78.9 million for the 2016 period, a decrease of $40.9 million, or 51.8%. The key drivers of the change in Adjusted EBITDA from 2016 to 2017 were the same as those which impacted our net income before non controlling interests, excluding the increase in the Reliance earn-out expense, the change in the tax provision and non-recurring expenses which were added back to Adjusted EBITDA in 2017. See “— Non-GAAP Reconciliations” for a reconciliation to GAAP net income.

Book Value per share - Non-GAAP

Total stockholders’ equity was $399.3 million as of December 31, 2018 compared to $396.8 million as of December 31, 2017, primarily driven by 2018 net income, net of share repurchases and dividends paid. Book value per share for the period ended December 31, 2018 was $10.79, an increase from book value per share, as exchanged, of $9.97 as of December 31, 2017. The key drivers of the period-over-period impact were 2018 earnings per share and the purchase of 2.2 million shares at an average 39% discount to book value. Those increases were partially offset by dividends paid of $0.135 per share and officer compensation share issuances. In 2018, Tiptree returned $19.2 million to shareholders through share repurchases and dividends paid.

Total stockholders’ equity was $396.8 million as of December 31, 2017 compared to $390.1 million as of December 31, 2016. As exchanged book value per share for the period ended December 31, 2017 was $9.97, a decrease from $10.14 as of December 31, 2016. The key drivers of the period-over-period impact were increases in net income that drove 2017 diluted earnings per share of $0.11 and the purchase of 1.0 million shares at an average 28% discount to book value. Those increases were more than offset by dividends paid of $0.12, officer compensation share issuances, and the exercise of an option in June 2017, the latter of which resulted in 1.5 million shares being issued at $5.36 per share. In 2017, Tiptree returned $11.8 million to shareholders through share repurchases and dividends paid.

Results by Segment
Tiptree is a holding company that combines insurance operations with investment management capabilities. Our principal operating subsidiary is a leading provider of specialty insurance products and related services. We also allocate capital across a broad spectrum of businesses, assets and other investments, which we refer to as Tiptree Capital. As such, we classify our business into one reportable segment, specialty insurance, with the remainder of our non-insurance operations aggregated into Tiptree Capital. For the year ended December 31, 2018, Mortgage and Asset Management, which previously were reportable segments, no longer meet the quantitative threshold for disclosure. Those are now reported in Other, which we refer to as Tiptree Capital. Prior year segments have been conformed to the current year presentation. Corporate activities include holding company interest expense, employee compensation and benefits, and other expenses. The following table presents the components of total pre-tax income including continuing and discontinued operations.

Pre-tax Income

($ in thousands)	Year Ended December 31,
	2018	2017	2016
Specialty Insurance	$18,560	$5,404	$46,804
Tiptree Capital	(7,805)	20,336	37,142
Corporate	(30,551)	(29,070)	(34,806)
Pre-tax income (loss) from continuing operations	$(19,796)	$(3,330)	$49,140
Pre-tax income (loss) from discontinued operations (1)	$57,484	$(6,222)	$(5,824)

(1)	Includes Care for the year ended December 31, 2018, 2017 and 2016. Includes $56.9 million pre-tax gain on sale of Care in 2018.

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

	As of December 31,
($ in thousands)	Invested Capital			Total Capital
	2018	2017	2016	2018	2017	2016
Specialty Insurance	$296,346	$281,317	$269,690	$456,346	$441,317	$410,190
Tiptree Capital	182,033	161,825	215,262	182,033	161,825	215,262
Corporate	(43,889)	9,465	(58,108)	28,201	37,965	393
Total Tiptree	$434,490	$452,607	$426,844	$666,580	$641,107	$625,845

($ in thousands)	Year Ended December 31,
	2018	2017	2016
Specialty Insurance	$64,536	$53,310	$49,334
Tiptree Capital (2)	13,726	29,792	41,509
Corporate	(23,319)	(22,230)	(30,296)
Operating EBITDA	$54,943	$60,872	$60,547
Stock-based compensation expense	(6,657)	(6,559)	(2,584)
Vessel depreciation, net of capital expenditures	(898)	—	—
Realized and unrealized gains (losses) (3)	(18,629)	(18,592)	18,133
Third party non-controlling interests (4)	—	2,266	2,820
Adjusted EBITDA	$28,759	$37,987	$78,916

(1)
For further information relating to the Company’s Invested Capital, Total Capital, Operating EBITDA and Adjusted EBITDA, including a reconciliation to GAAP total stockholders equity and pre-tax income, see “—Non-GAAP Reconciliations.”

(2)
Includes discontinued operations related to Care. As of February 1, 2018, invested capital from Care discontinued operations is represented by our investment in Invesque common shares. For more information, see “Note—(3) Dispositions, Assets Held for Sale and Discontinued Operations.”

(3)	Excludes Mortgage realized and unrealized gains and losses - Performing and NPLs.

(4)	Removes the Operating EBITDA associated with third party non-controlling interests. Does not remove the non-controlling interests related to employee based shares.

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

The following tables present the specialty insurance segment results for the year ended December 31, 2018, 2017 and 2016.

Operating Results

($ in thousands)	Year Ended December 31,
	2018	2017	2016
Gross written premiums	$868,051	$768,272	$708,287
Net written premiums	466,820	418,022	337,170
Revenues:
Net earned premiums	$427,837	$371,700	$229,436
Service and administrative fees	102,315	95,160	109,348
Ceding commissions	9,651	8,770	24,784
Net investment income	19,179	16,286	12,981
Net realized and unrealized gains (losses)	(11,664)	(16,503)	14,762
Other income	2,554	3,552	2,859
Total revenues	$549,872	$478,965	$394,170
Expenses:
Policy and contract benefits	152,095	123,959	106,784
Commission expense	262,460	241,835	147,253
Employee compensation and benefits	45,838	41,300	37,937
Interest expense	18,201	15,072	9,244
Depreciation and amortization expenses	10,778	12,799	13,184
Other expenses	41,940	38,596	32,964
Total expenses	$531,312	$473,561	$347,366
Pre-tax income (loss)	$18,560	$5,404	$46,804

Results

Our specialty insurance operations are currently expanding product lines in an effort to increase written premiums, and commensurately grow the insurance portfolio. As part of this process, the business is investing to grow warranty and programs, while maintaining a leading position in our credit protection markets. That, combined with the earnings performance of the investment portfolio, are key drivers in comparing 2018 versus 2017 results. The growth in written premiums, combined with higher retention in select products, has resulted in an increase of unearned premiums and deferred revenue on the balance sheet of 20.5% from $560.2 million as of December 31, 2017 to $675.2 million as of December 31, 2018.

Pre-tax income was $18.6 million for the year ended December 31, 2018, an increase of $13.2 million, over the prior year period. The primary drivers of the increase were lower net realized and unrealized losses of $11.7 million in the 2018 period versus $16.5 million of losses in the 2017 period primarily related to equities and loans held at fair value in the portfolio. Insurance operations results also improved versus the prior year period, driven primarily by increased underwriting margin of $14.4 million, which was partially offset by increased other expenses of $3.3 million primarily associated with increased premium taxes and pursuing acquisition opportunities. Interest expense increased by $3.1 million from the prior year period, primarily associated with the issuance of the Junior Subordinated Notes in late 2017.

Pre-tax income was $5.4 million for the year ended December 31, 2017, a decrease of $41.4 million, over the prior year period. The primary drivers of the decline were reductions in net realized and unrealized gains and losses of $31.3 million related to equities held in the portfolio, increases in interest expense of $5.8 million primarily associated with asset-based interest expense in the investment portfolio, partially offset by increases in net investment income of $3.3 million. Insurance operations results declined versus prior year driven primarily by increases in stock-based compensation expense of $2.8 million and increased other expenses of $5.6 million primarily related to premium taxes which increased consistent with growth in written premiums, which was partially offset by increased underwriting margin of $4.4 million.

Revenues

Revenues are generated by the sale of the following products: credit protection, warranty, other specialty programs, services and other. Credit protection products include credit life, credit disability, credit property, involuntary unemployment, and accidental death and dismemberment. Warranty products include auto service contracts, furniture and appliance service contracts and mobile device protection. Other specialty programs are primarily personal and commercial lines and other property-casualty products.

For the year ended December 31, 2018, total revenues were $549.9 million, up $70.9 million, or 14.8%, primarily driven by an increase in earned premiums of $56.1 million and increases in service and administrative fees of $7.2 million. The increase in earned premiums was driven by growth in credit, warranty and other specialty product lines. For the year ended December 31, 2018, revenues on the investment portfolio contributed income of $7.5 million compared to losses of $0.2 million in the 2017 period, an increase of $7.7 million. The improved performance was driven by a combination of higher net investment income of $2.9 million and lower net realized and unrealized investment losses of $4.8 million. See “—Specialty Insurance Investment Portfolio” for further discussion of the investment results.

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

Expenses

Total expenses include policy and contract benefits, commissions expense and operating expenses. For the year ended December 31, 2018, total expenses were $531.3 million compared to $473.6 million in the 2017 period. The primary drivers of the increase were policy and contract benefits and commission expense as net written premiums increased over the 2017 period.

There are two types of expenses for claims under insurance and warranty service contracts included in policy and contract benefits which are member benefit claims and net losses and loss adjustment expenses. Member benefit claims represent the costs of services and replacement devices incurred in warranty protection and car club service contracts. Net losses and loss adjustment expenses represent actual insurance claims paid, changes in unpaid claim reserves, net of amounts ceded, and the costs of administering claims for credit life and other insurance lines. Incurred claims are impacted by loss frequency, which is a measure of the number of claims per unit of insured exposure, and loss severity, which is based on the average size of claims. Loss occurrences in our insurance products are characterized by low severity and high frequency. Factors affecting loss frequency and loss severity include the volume of underwritten contracts, changes in claims reporting patterns, claims settlement patterns, judicial decisions, economic conditions, morbidity patterns and the attitudes of claimants towards settlements.

For the year ended December 31, 2018, policy and contract benefits were $152.1 million, up $28.1 million, primarily as a result of growth in earned premiums. Losses as a percentage of underwriting revenues increased over the prior year period which was driven by specialty programs, and offset by reduced commissions paid to our distribution partners.

Commission expense is incurred on most product lines, the majority of which are retrospective commissions paid to distributors and retailers selling our products, including credit insurance policies, warranty and mobile device protection service contracts, and motor club memberships. Credit insurance commission rates are, in many cases, set by state regulators and are also impacted by market conditions and retention levels. Total commission expense for the year ended December 31, 2018 was $262.5 million compared to $241.8 million in the 2017 period. The primary drivers of the increase were the commission expense associated with the growth in written premiums and higher retention rate on our credit protection and warranty products.

Operating expenses include employee compensation and benefits, interest expense, depreciation and amortization expenses and other expenses. For the year ended December 31, 2018, total employee compensation and benefits were $45.8 million, up $4.5 million, driven by increased compensation associated with warranty and program products. Interest expense of $18.2 million in 2017 increased by $3.1 million versus the prior year, primarily from interest expense related to the Junior Subordinated Notes partially offset by reduced asset based borrowings on certain investments within the investment portfolio. Other expenses for the year ended December 31, 2018 were $41.9 million, up $3.3 million from 2017 primarily from a combination of expenses of pursuing acquisition opportunities, and premium taxes, the latter of which increased consistent with growth in written premiums. Depreciation and amortization expense was lower period-over-period as a result of the decline in VOBA purchase accounting impact from the amortization of the fair value attributed to the insurance policies and contracts acquired.

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

Written Premium Metrics

	Year Ended December 31,
	Gross Written Premiums			Net Written Premiums
Insurance Products:	2018	2017	2016	2018	2017	2016
Credit protection	$557,926	$513,681	$488,183	$354,812	$328,938	$257,600
Warranty	123,748	110,309	62,433	61,016	60,330	46,076
Other specialty programs	186,377	144,253	157,649	50,992	28,754	33,494
Services and other	—	29	22	—	—	—
Total	$868,051	$768,272	$708,287	$466,820	$418,022	$337,170
Total gross written premiums for the year ended December 31, 2018 were $868.1 million, which represented an increase of $99.8 million, or 13.0%, from the prior year period. The amount of business retained was 53.8%, down slightly from 54.5% in the prior year period. Total net premiums written for 2017 were $466.8 million, up $48.8 million, or 11.7%, driven primarily by growth in credit and specialty programs. We believe our warranty service contracts and light commercial programs provide opportunity for growth through expanded product offerings, new clients and geographic expansion.

Total gross written premiums for the year ended December 31, 2017 were $768.3 million, which represented an increase of $60.0 million, or 8.5%, from the prior year period. The amount of business retained was 54.4%, up from 47.6% in the prior year period. Total net premiums written for 2017 were $418.0 million, up $80.9 million, or 24.0%. The increase in retention and net written premiums was consistent with our strategy and largely driven by our captive reinsurer retaining credit protection products that were ceded to third party reinsurers prior to 2016.

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

Underwriting Revenues and Underwriting Margin - Non-GAAP(1)

	Year Ended December 31,
	Underwriting Revenues			Underwriting Margin
Insurance products:	2018	2017	2016	2018	2017	2016
Credit protection	$384,372	$352,760	$231,938	$77,024	$67,356	$64,769
Warranty(2)	89,597	79,628	87,928	28,570	25,710	28,504
Other specialty programs	59,674	36,880	42,001	13,086	9,841	9,095
Services and other(3)	8,714	9,914	10,612	9,122	10,481	10,022
Total	$542,357	$479,182	$372,479	$127,802	$113,388	$112,390
(1) For further information relating to the Company’s underwriting margin, including a reconciliation to GAAP financials, see “—Non-GAAP Reconciliations.”
(2) For the year ended December 31, 2016, Warranty underwriting margin was higher by $4.7 million due to the impacts of VOBA purchase accounting.
(3) For the year ended December 31, 2018 and 2017, Services and other underwriting margin was higher by $0.9 million and $1.5 million due to the impacts of VOBA purchase accounting.

Underwriting margin for the year ended December 31, 2018 was $127.8 million, up from $113.4 million in 2017. Credit protection underwriting margin was $77.0 million, an increase from 2017 of $9.7 million, or 14.4%. Credit protection products continue to provide opportunities for steady growth through a combination of expanded product offerings and new clients. Underwriting margin for warranty products was $28.6 million for the 2018 period, up $2.9 million, or 11.1%, from 2017. The improvement was driven primarily by growth in furniture, appliances, and auto warranty businesses. Specialty programs underwriting margin for the 2018 period was $13.1 million, up 33.0% from 2017, as new programs take hold. Services and other contributed $9.1 million in 2018, down $1.3 million from 2017 as certain business processing services continue to run-off. We believe our warranty service contracts and light commercial programs provide opportunity for growth through expanded product offerings, new clients and geographic expansion.

Underwriting margin for the year ended December 31, 2017 was $113.4 million, up from $112.4 million in 2016. Credit protection adjusted underwriting margin was $67.4 million, an increase from 2016 results by $2.6 million, or 4.0%. Underwriting margin for warranty products was $25.7 million for 2017, down $0.8 million, from 2016 driven by $5.0 million of VOBA purchase accounting impacts in the 2016 period. The period-over-period declines experienced from our mobile protection products slowed, and was more than offset by growth in furniture, appliances, and auto warranty business. Specialty programs underwriting margin for 2017 was $9.8 million, up 8.2% from 2016, as certain non-standard auto programs were exited over the last year. Services and other contributed $10.5 million in 2017.

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

Invested Capital, Total Capital, Operating EBITDA and Operating Ratios - Non-GAAP(1)

($ in thousands)	Year Ended December 31,
	2018	2017	2016
Invested Capital(1)	$296,346	$281,317	$269,690
Total Capital(1)	$456,346	$441,317	$410,190

Operating EBITDA drivers:
Underwriting	$45,904	$37,737	$37,046
Investments	18,632	15,573	12,288
Specialty Insurance Operating EBITDA(1)	$64,536	$53,310	$49,334
Insurance operating ratios:
Combined ratio	92.5%	92.9%	87.9%
(1) For further information relating to the Company’s Operating EBITDA, Invested and Total Capital, adjusted combined ratio, and Net Portfolio Income (Loss), including a reconciliation to GAAP financials, see “—Non-GAAP Reconciliations.”

The combined ratio was 92.5% for the year ended December 31, 2018, compared to 92.9% for the prior year period. The improvement was a combination of improved product underwriting margins offset partially by expenses associated with the pursuit of acquisitions and stock-based compensation expense in the 2018 period. The combined ratio from 2015-2017 averaged 90.3%. The increase from our three-year average in recent quarters has been driven primarily by our investment in new products and geographies which we believe will result in premium growth in future periods.

For the year ended December 31, 2018, Underwriting Operating EBITDA was $45.9 million, an increase of $8.2 million from the respective prior year period, driven by the same factors discussed above under “Results.” Operating EBITDA from investments was $18.6 million, an increase of $3.1 million over 2017. See “—Specialty Insurance Investment Portfolio” for further discussion of the investment results and “—Non-GAAP Reconciliations” for a reconciliation to GAAP pre-tax income.

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

Specialty Insurance Investment Portfolio - Non-GAAP

($ in thousands)	As of December 31,
	2018	2017	2016
Cash and cash equivalents (1)	$53,333	$53,904	$31,723
Available for sale securities, at fair value	283,563	182,448	146,171
Equity securities	29,425	25,536	48,612
Loans, at fair value (2)	78,440	83,869	103,937
Real estate, net	10,019	35,282	23,579
Other investments	8,507	15,438	3,957
Net investments	$463,287	$396,477	$357,979

(1) Cash and cash equivalents, plus restricted cash, net of due from/due to brokers on consolidated loan funds, see “—Non-GAAP Reconciliations”, for a reconciliation to GAAP financials.
(2) Loans, at fair value, net of asset based debt, see “—Non-GAAP Reconciliations”, for a reconciliation to GAAP financials.

Specialty Insurance Net Investment Portfolio Income - Non-GAAP

($ in thousands)	Year Ended December 31,
	2018	2017	2016
Net investment income	$19,179	$16,286	$12,981
Realized gains (losses)	5,600	5,815	4,720
Unrealized gains (losses)	(17,264)	(22,318)	10,042
Interest expense	(4,696)	(6,625)	(3,155)
Net portfolio income (loss)	$2,819	$(6,842)	$24,588
Average Annualized Yield % (1)	0.7%	(1.9)%	8.0%
(1) Average Annualized Yield % represents the ratio of annualized net investment income, realized and unrealized gains (losses) less investment portfolio interest expense to the average of the prior two quarters total investments less investment portfolio debt plus cash, but does not reflect the cumulative return on the portfolio.

Net investments of $463.3 million have grown 16.9% from December 31, 2017 through a combination of organic growth in written premiums and increased retention.

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

For the year ended December 31, 2018, the net investment portfolio income was $2.8 million compared to a loss of $6.8 million in the comparable 2017 period. Net investment income was $19.2 million, up $2.9 million, or 17.8% from 2017 driven primarily by increases in total investments and increases in LIBOR on floating rate loans. For the year ended December 31, 2018, fair market value changes on equities resulted in unrealized and realized losses of $9.5 million ($3.6 million from Invesque common shares) compared to $23.8 million in 2017. The late-year sell-off in the U.S. leveraged loan market drove unrealized losses of $7.0 million compared to $1.0 million of realized gains in 2017. The average annualized yield for the year improved from (1.9)% in 2017 to 0.7% in 2018. The improvement was a result of increased net investment income, lower asset-based interest expense, and reduced realized and unrealized losses compared to the prior year.

For the year ended December 31, 2017, the net investment portfolio loss was $6.8 million compared to $24.6 million of income in the comparable 2016 period. The average annualized yield declined from 8.0% in 2016 to (1.9)% in 2017 as a result of unrealized losses of $22.3 million, primarily related to investments in equities, compared to unrealized gains of $10.0 million in 2016. For 2017, fair market valuation on equities resulted in $23.8 million of unrealized losses compared to $7.3 million of unrealized gains in 2016. In addition, interest expense increased by $3.5 million as a result of increased borrowings on credit asset investments and non-performing loans. Those factors were partially offset by increases in net investment income of $3.3 million, as interest income improved period-over-period, and realized gains improved by $1.1 million, primarily from gains on sales of our non-performing residential loans.

Tiptree Capital

Tiptree Capital consists of our non-insurance operating businesses and investments. As of December 31, 2018, Tiptree Capital includes our asset management, mortgage and shipping operations, and other investments (including our Invesque shares). We manage Tiptree Capital on a total return basis, balancing current cash flow and long-term value appreciation.

The following table summarizes the total revenues, pre-tax income from continuing and discontinued operations from Tiptree Capital.

Operating Results

($ in thousands)	Year Ended December 31,
	2018	2017	2016
Total revenues	$75,954	$102,833	$112,253
Pre-tax income (loss) from continuing operations	$(7,805)	$20,336	$37,142
Pre-tax income (loss) from discontinued operations	$57,484	$(6,222)	$(5,824)

Drivers of pre-tax income from continuing and discontinued operations

($ in thousands)	Year Ended December 31,
	2018	2017	2016
Asset management fees, net	$2,136	$3,514	$4,794
Credit investments	(628)	10,731	20,470
Shipping	(1,724)	—	—
Specialty finance and other	321	6,091	11,878
Senior Living:
Invesque(1)	(7,910)	—	—
Care - discontinued operations(2)	57,484	(6,222)	(5,824)
(1) Includes $9.2 million of dividends and $17.1 million of unrealized losses within Tiptree Capital.
(2) Includes discontinued operations related to Care for the year ended December 31, 2018, 2017 and 2016. Includes $56.9 million pre-tax gain on sale of Care in 2018.

Results from Continuing Operations

Tiptree Capital earns revenues from net interest income; mortgage gains and fees; management fees from CLOs under management; distributions, realized and unrealized gains on the Company’s investment holdings (primarily Invesque, and, historically, CLO subordinated notes).

Revenues for the year ended December 31, 2018 were $76.0 million, a decrease of $26.9 million from the prior year period. In the 2018 period, the results from our investment in Invesque shares include dividends received and unrealized gains and losses impacting our financial results. The decline was primarily driven by $17.1 million of unrealized losses on our Invesque equity securities, the loss of income from the sale of our commercial lending business in October 2017 and declines in mortgage gains. This was partially offset by dividends from our ownership of Invesque common shares.

Pre-tax income from continuing operations for the year ended December 31, 2018 was a loss of $7.8 million compared to income of $20.3 million in the 2017 period. For the year ended December 31, 2018, we received $9.2 million of dividends from Invesque. This was more than offset by unrealized losses of $17.1 million, which were a result of a lower Invesque stock price at December 31, 2018 versus the Invesque stock acquisition date of February 1, 2018. During 2017, we reduced exposure to subordinated notes by selling our interests, which contributed a one-time $10.7 million increase in pre-tax income in 2017. Lastly, pre-tax income from our mortgage originator contributed a lower amount of pre-tax income period over period driven by declines in volumes and gain on sale margins.

Results from Discontinued Operations

Discontinued Operations includes the results from Care, previously reported in the Senior Living segment. For the year ended December 31, 2018, the pre-tax income was $57.5 million compared to a loss of $6.2 million in the 2017 period. The increase was driven by a $56.9 million pre-tax gain on sale of Care, including $10.7 million of earnout consideration, which was recognized in December 2018 related to Invesque’s sale of properties previously owned by Care.

Tiptree Capital - Invested Capital and Operating EBITDA - Non-GAAP(1)

($ in thousands)	Invested Capital(1)			Operating EBITDA(1)
	2018	2017	2016	2018	2017	2016
Asset management fees, net (2)	$(565)	$2,247	$4,308	$2,136	$3,514	$4,794
Credit investments	1,485	2,730	68,865	841	6,865	17,894
Senior living (Invesque) (3)	105,284	119,504	100,801	9,848	9,166	9,069
Shipping	48,683	—	—	(826)	—	—
Specialty finance and other	27,146	37,344	41,288	1,727	10,247	9,752
Tiptree Capital	$182,033	$161,825	$215,262	$13,726	$29,792	$41,509
(1) For further information relating to Invested Capital and Operating EBITDA, including a reconciliation to GAAP financials, see “—Non-GAAP Reconciliations.”
(2) Includes management and incentive fees net of operating expenses including compensation.
(3) Includes discontinued operations related to Care. For more information, see “Note—(3) Dispositions, Assets Held for Sale and Discontinued Operations.”

Invested Capital

Invested Capital increased from $161.8 million as of December 31, 2017 to $182.0 million as of December 31, 2018. On February 1, 2018, we completed the sale of Care to Invesque. We received consideration of 16.6 million shares of which 13.7 million shares are held as equity securities in Tiptree Capital, and 2.9 million shares are held in the insurance investment portfolio. Care was classified as held for sale and a discontinued operation as of December 31, 2017. In 2018, we invested approximately $50 million into three unlevered vessels which are reported in other investments. As a result of the investments in Tiptree Capital and capital returned to shareholders in 2018, cash held at Tiptree corporate decreased from $66.1 million as of December 31, 2017 to $27.7 million as of December 31, 2018.

Invested Capital decreased from $215.3 million as of December 31, 2016 to $161.8 million as of December 31, 2017. The primary driver was reduced exposure to subordinated notes which were sold in 2017. Also, in the fourth quarter 2017, we sold our interest in our commercial lending business and signed a definitive agreement to sell our interest in our jumbo mortgage business, currently in assets held for sale.

Operating EBITDA

For the year ended December 31, 2018, Operating EBITDA declined from $29.8 million in the 2017 period to $13.7 million in the 2018 period. From 2016 to 2017, Operating EBITDA declined by $11.7 million. The decline in both periods was primarily driven by reduced credit investment distributions (from CLO subordinated notes) and lower incentive fees on older CLOs under management. Specialty finance and other declined from 2017 to 2018 as a result of the sale of our commercial lending business (including the related $2.0 million gain on sale in 2017), along with reduced Operating EBITDA from our mortgage origination business as margins and volumes declined from the prior year periods. In 2018, we received $9.2 million of dividends from our ownership of Invesque, which was partially offset by losses associated with our shipping investments.

Corporate

($ in thousands)	Year Ended December 31,
	2018	2017	2016
Employee compensation and benefits	$6,973	$6,812	$4,714
Employee incentive compensation expense	7,471	7,366	8,686
Interest expense	5,012	4,812	4,730
Depreciation and amortization expenses	248	248	248
Other expenses	10,847	9,832	16,428
Total expenses	$30,551	$29,070	$34,806
Results

Corporate expenses include expenses of the holding company for interest, employee compensation and benefits, and other costs. Corporate employee compensation and benefits includes the expense of management, legal and accounting staff. Other expenses primarily consisted of audit and professional fees, insurance, office rent and other related expenses.

Employee compensation and benefits, including incentive compensation expense, increased $0.2 million for the year ended December 31, 2018 compared to the 2017 period driven by employee benefit expenses. Interest expense for the year ended December 31, 2018 was $5.0 million, an increase of $0.2 million driven by higher LIBOR and increased average borrowings. As of December 31, 2018, the outstanding borrowings were $72.1 million compared to $28.5 million at December 31, 2017. Other expenses were $10.8 million for 2018 as compared to $9.8 million in 2017. The period-over-period increase was driven by increased rent and one-time deal related expenses.

Employee compensation and benefits increased $0.8 million from 2016 to 2017 as corporate staff increased as a result of improvements to our reporting and controls infrastructure, which was partially offset by lower accrued incentive compensation. Interest expense remained flat period-over-period as reduced borrowings were partially offset by increases in LIBOR. Other expenses were $9.8 million for 2017 as compared to $16.4 million in 2016, a reduction of $6.6 million, or 40.2%. The period-over-period decrease was driven by reduced audit fees and external consulting expenses as a result of our improved reporting and controls infrastructure.

Provision for income taxes

Provision for income taxes - Total Operations

The total income tax expense of $7.8 million for the year ended December 31, 2018 and total income tax benefit of $14.8 million for the year ended December 31, 2017 is reflected as a component of net income (loss). For the year ended December 31, 2018, the Company’s effective tax rate was equal to 20.6%, lower than the statutory rate of 21.0% primarily due to the dividends received deduction and other discrete items. For the year ended December 31, 2017, the Company’s effective tax rate was equal to 154.8%, which was significantly higher than the statutory rates due to the revaluation of deferred tax attributes following US federal tax reform.

Provision for income taxes - Continuing Operations

The Company had a tax benefit from continuing operations of $5.9 million for the year ended December 31, 2018 as compared to a tax benefit of $12.6 million for the year ended December 31, 2017. The effective tax rate on income from continuing operations for the year ended December 31, 2018 was approximately 29.9% compared to 377.2% for the year ended December 31, 2017. Differences from the U.S. federal statutory income tax rate of 21% for the year ended December 31, 2018 are primarily the result of the dividends received deduction offset by other discrete items.

For the year ended December 31, 2017, the Company’s effective tax rate on income from continuing operations was equal to 377.2%, which does not bear a customary relationship to the U.S. federal statutory income tax rate. The effective tax rate for the year ended December 31, 2017 was higher than the U.S. federal statutory income tax rate of 35.0% due to the revaluation of deferred tax attributes following federal tax reform.

Balance Sheet Information - as of December 31, 2018 compared to the year ended December 31, 2017

Tiptree’s total assets were $1.9 billion as of December 31, 2018, compared to $2.0 billion as of December 31, 2017. The $124.7 million decrease in assets is primarily attributable to the sale of Care on February 1, 2018. Loans at fair value and amortized cost and assets held for sale decreased, partially offset by increases in equity securities, notes and accounts receivable and reinsurance receivable. In addition, the combination of unearned premiums and deferred revenues increased as a result of growth in written premiums and extending contract durations in the insurance business.

Total stockholders’ equity was $399.3 million as of December 31, 2018 compared to $396.8 million as of December 31, 2017, primarily driven by net income offset by the stock repurchases and dividends for the year ended December 31, 2018.

We completed a corporate reorganization in April 2018 that eliminated Tiptree’s dual class stock structure. As of December 31, 2018 there were 35,870,348 shares of Common Stock outstanding as compared to 35,003,004 as of December 31, 2017.

The following table is a summary of certain balance sheet information:

	As of December 31, 2018

	Specialty Insurance	Tiptree Capital	Corporate	Total
Total assets	$1,514,084	$318,420	$32,414	$1,864,918

Corporate debt	$160,000	$—	$72,090	$232,090
Asset based debt	86,092	46,091	—	132,183

Tiptree Inc. stockholders’ equity	$249,139	$182,033	$(44,071)	$387,101
Non-controlling interests - Other	10,086	2,072	—	12,158
Total stockholders’ equity	$259,225	$184,105	$(44,071)	$399,259

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

($ in thousands)	Year Ended December 31,
	2018	2017	2016
Net income (loss) attributable to Common Stockholders	$23,933	$3,604	$25,320
Add: net (loss) income attributable to noncontrolling interests	5,950	1,630	7,018
Less: net income from discontinued operations	43,770	(3,998)	(4,287)
Income (loss) from continuing operations	$(13,887)	$9,232	$36,625

($ in thousands)	Year Ended December 31,
	2018	2017	2016
Corporate Debt related interest expense(1)	18,162	12,838	10,518
Consolidated income tax expense (benefit)	(5,909)	(12,562)	12,515
Depreciation and amortization expense(2)	11,614	12,408	9,248
Non-cash fair value adjustments(3)	(391)	3,547	1,277
Non-recurring expenses(4)	2,358	1,944	(1,736)
Adjusted EBITDA from continuing operations	$11,947	$27,407	$68,447
Add: Stock-based compensation expense	6,657	6,559	2,584
Add: Vessel depreciation, net of capital expenditures	898	—	—
Less: Realized and unrealized gain (loss)(5)	(34,817)	(18,591)	18,133
Less: Third party non-controlling interests(6)	—	851	1,420
Operating EBITDA from continuing operations	$54,319	$51,706	$51,478

Income (loss) from discontinued operations	$43,770	$(3,998)	$(4,287)
Consolidated income tax expense (benefit)	13,714	(2,224)	(1,537)
Consolidated depreciation and amortization expense	—	15,645	14,166
Non-cash fair value adjustments (3)	(40,672)	—	—
Non-recurring expenses (4)	—	1,158	2,127
Adjusted EBITDA from discontinued operations	$16,812	$10,581	$10,469
Less: Realized and unrealized gain (loss) (5)	16,188	—	—
Less: Third party non-controlling interests(6)	—	1,415	1,400
Operating EBITDA from discontinued operations	$624	$9,166	$9,069
Total Adjusted EBITDA	$28,759	$37,988	$78,916
Total Operating EBITDA	$54,943	$60,872	$60,547
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

(4)	Acquisition, start-up and disposition costs including legal, taxes, banker fees and other costs. Includes payments pursuant to a separation agreement, dated November 10, 2015.
(5)	Adjustment excludes Mortgage realized and unrealized gains and losses - Performing and NPLs as those are recurring in nature and align with those business models.
(6)	Removes the Operating EBITDA associated with third party non-controlling interests. Does not remove the non-controlling interests related to employee based shares.

Adjusted EBITDA and Operating EBITDA - Non-GAAP

The tables below present Adjusted EBITDA and Operating EBITDA by business component.

	Year Ended December 31, 2018
($ in thousands)	Specialty Insurance	Tiptree Capital (1)	Corporate Expenses	Total
Pre-tax income/(loss) from continuing ops	$18,560	$(7,805)	$(30,551)	$(19,796)
Pre-tax income/(loss) from discontinued ops	—	57,484	—	57,484
Adjustments:
Corporate Debt related interest expense(2)	13,149	—	5,013	18,162
Depreciation and amortization expenses(3)	9,796	1,570	248	11,614
Non-cash fair value adjustments(4)	66	(41,129)	—	(41,063)
Non-recurring expenses(5)	3,159	—	(801)	2,358
Adjusted EBITDA	$44,730	$10,120	$(26,091)	$28,759
Add: Stock-based compensation expense	3,759	126	2,772	6,657
Add: Vessel depreciation, net of capital expenditures	—	898	—	898
Less: Realized and unrealized gain (loss)(6)	(16,047)	(2,582)	—	(18,629)
Less: Third party non-controlling interests(7)	—	—	—	—
Operating EBITDA	$64,536	$13,726	$(23,319)	$54,943

	Year Ended December 31, 2017
($ in thousands)	Specialty Insurance	Tiptree Capital (1)	Corporate Expenses	Total
Pre-tax income/(loss) from continuing ops	$5,404	$20,336	$(29,070)	$(3,330)
Pre-tax income/(loss) from discontinued ops	—	(6,222)	—	(6,222)
Adjustments:
Corporate Debt related interest expense(2)	8,026	—	4,812	12,838
Depreciation and amortization expenses(3)	11,366	16,439	248	28,053
Non-cash fair value adjustments(4)	508	3,039	—	3,547
Non-recurring expenses(5)	1,657	1,837	(392)	3,102
Adjusted EBITDA	$26,961	$35,429	$(24,402)	$37,988
Add: Stock-based compensation expense	3,934	$453	2,172	6,559
Less: Realized and unrealized gain (loss)(6)	(22,415)	3,824	—	(18,591)
Less: Third party non-controlling interests(7)	—	2,266	—	2,266
Operating EBITDA	$53,310	$29,792	$(22,230)	$60,872

	Year Ended December 31, 2016
($ in thousands)	Specialty Insurance	Tiptree Capital (1)	Corporate Expenses	Total
Pre-tax income/(loss) from continuing ops	$46,804	$37,142	$(34,806)	$49,140
Pre-tax income/(loss) from discontinued ops	—	(5,824)	—	(5,824)
Adjustments:				—
Corporate Debt related interest expense(2)	5,592	196	4,730	10,518
Depreciation and amortization expenses(3)	8,130	15,036	248	23,414
Non-cash fair value adjustments(4)	—	2,693	—	2,693
Non-recurring expenses(5)	—	711	(1,736)	(1,025)
Adjusted EBITDA	$60,526	$49,954	$(31,564)	$78,916
Add: Stock-based compensation expense	1,108	208	1,268	2,584
Less: Realized and unrealized gain (loss)(6)	12,300	5,833	—	18,133
Less: Third party non-controlling interests(7)	—	2,820	—	2,820
Operating EBITDA	$49,334	$41,509	$(30,296)	$60,547
_______________________________
The footnotes below correspond to the tables above, under “—Adjusted EBITDA and Operating EBITDA - Non-GAAP”

(1)	Includes discontinued operations related to Care. For more information, see “Note—(3) Dispositions, Assets Held for Sale & Discontinued Operations.”
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

(5)	Acquisition, start-up and disposition costs including legal, taxes, banker fees and other costs. Includes payments pursuant to a separation agreement, dated November 10, 2015.
(6)	Adjustment excludes Mortgage realized and unrealized gains and losses - Performing and NPLs as those are recurring in nature and align with those business models.
(7)	Removes the Operating EBITDA associated with third party non-controlling interests. Does not remove the non-controlling interests related to employee based shares.

Book Value per share - Non-GAAP

Management believes the use of this financial measure provides supplemental information useful to investors as book value is frequently used by the financial community to analyze company growth on a relative per share basis. The following table provides a reconciliation between total stockholders’ equity and total shares outstanding, net of treasury shares.

($ in thousands, except per share information)	As of December 31,
	2018	2017	2016
Total stockholders’ equity	$399,259	$396,774	$390,144
Less non-controlling interest - other	12,158	19,203	20,636
Total stockholders’ equity, net of non-controlling interests - other	$387,101	$377,571	$369,508
Total Common shares outstanding	35,870	29,805	28,388
Total Class B shares outstanding	—	8,049	8,049
Total shares outstanding	35,870	37,854	36,437
Book value per share(1)	$10.79	$9.97	$10.14
(1) For periods prior to April 10, 2018, book value per share assumes full exchange of the limited partners units of TFP for Common Stock.

Invested & Total Capital - Non-GAAP

Invested Capital represents its total cash investment, including any re-investment of earnings, and acquisition costs, net of tax. Total Capital represents Invested Capital plus Corporate Debt.

($ in thousands)	As of December 31,
	2018	2017	2016
Total stockholders’ equity	$399,259	$396,774	$390,144
Less non-controlling interest - other	12,158	19,203	20,636
Total stockholders’ equity, net of non-controlling interests - other	$387,101	$377,571	$369,508
Plus Specialty Insurance accumulated depreciation and amortization, net of tax	43,228	36,088	28,497
Plus Care accumulated depreciation and amortization - discontinued operations, net of tax and NCI	—	30,521	21,528
Plus acquisition costs	4,161	8,427	7,311
Invested Capital	$434,490	$452,607	$426,844
Plus corporate debt	232,090	188,500	199,000
Total Capital	$666,580	$641,107	$625,844

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

($ in thousands)	Year Ended December 31,
Revenues:	2018	2017	2016
Net earned premiums	$427,837	$371,700	$229,436
Service and administrative fees	102,315	95,160	109,348
Ceding commissions	9,651	8,770	24,784
Other income	2,554	3,552	2,859
Underwriting Revenues - Non-GAAP	$542,357	$479,182	$366,427
Less underwriting expenses:
Policy and contract benefits	152,095	123,959	106,784
Commission expense	262,460	241,835	147,253
Underwriting Margin - Non-GAAP	$127,802	$113,388	$112,390
Less operating expenses:
Employee compensation and benefits	45,838	41,300	37,937
Other expenses	41,940	38,596	32,964
Combined Ratio	92.5%	92.9%	87.9%
Plus investment revenues:
Net investment income	19,179	16,286	12,981
Net realized and unrealized gains	(11,664)	(16,503)	14,762
Less other expenses:
Interest expense	18,201	15,072	9,244
Depreciation and amortization expenses	10,778	12,799	13,184
Pre-tax income (loss)	$18,560	$5,404	$46,804
Specialty Insurance Investment Portfolio - Non-GAAP

The following table provides a reconciliation between total investments and net investments for the following periods:

($ in thousands)	As of December 31,
	2018	2017	2016
Total Investments	$489,980	$454,032	$472,800
Investment portfolio debt (1)	(80,026)	(111,459)	(146,544)
Cash and cash equivalents	50,647	38,095	26,020
Restricted cash (2)	2,873	24,219	12,133
Receivable due from brokers (3)	299	259	2,027
Liability due to brokers (3)	(486)	(8,669)	(8,457)
Net investments - Non-GAAP	$463,287	$396,477	$357,979
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

As of December 31, 2018, cash and cash equivalents, excluding restricted cash, were $86.0 million, compared to $110.7 million at December 31, 2017, a decrease of $24.7 million.

Our mortgage business relies on short term uncommitted sources of financing as a part of their normal course of operations.  To date, we have been able to obtain and renew uncommitted warehouse credit facilities. If we were not able to obtain financing, then we may need to draw on other sources of liquidity to fund our mortgage business. See Note—(10) Debt, net for additional information regarding our mortgage warehouse borrowings.

For purposes of determining enterprise value and Adjusted EBITDA, we consider corporate credit agreements and preferred trust securities, which we refer to as corporate debt, as corporate financing and associated interest expense is added back. The below table outlines this amount by debt outstanding and interest expense at the insurance company and corporate level.

Corporate Debt

($ in thousands)	Corporate Debt outstanding as of December 31,			Interest expense for the year ended December 31,
	2018	2017	2016	2018	2017	2016
Specialty insurance	$160,000	$160,000	$140,500	$13,149	$8,026	$5,592
Corporate	72,090	28,500	58,500	5,013	4,812	4,730
Total	$232,090	$188,500	$199,000	$18,162	$12,838	$10,322

Our credit facility with Fortress carries a rate of LIBOR (with a minimum LIBOR rate of 1.25%), plus a margin of 5.50% per annum. We are required to make quarterly principal payments of approximately $1.0 million, subject to adjustment based on the Net Leverage Ratio (as defined in the credit agreement) at the end of each fiscal quarter. The outstanding debt under the Fortress credit agreement was $72.1 million as of December 31, 2018 compared to $28.5 million as of December 31, 2017. On May 4, 2018, we amended the Fortress credit agreement to increase the amount outstanding, while extending the maturity date to September 18, 2020 and lowering the interest rate margin from 6.50% to 5.50%.

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

Consolidated Comparison of Cash Flows

Summary Consolidated Statements of Cash Flows - Year Ended December 31, 2018, December 31, 2017, and December 31, 2016

($ in thousands)	Year ended December 31,
	2018	2017	2016
Operating activities
Operating activities - (excluding VIEs)	$57,724	$49,873	$45,274
Operating activities - VIEs	—	(2,954)	(8,631)
Total cash provided by (used in) operating activities	57,724	46,919	36,643

Investing activities
Investing activities - (excluding VIEs)	(109,107)	(12,542)	(238,797)
Investing activities - VIEs	—	225,317	(75,494)
Total cash provided by (used in) investing activities	(109,107)	212,775	(314,291)

Financing activities
Financing activities - (excluding VIEs)	(2,003)	28,987	77,525
Financing activities - VIEs	—	(223,393)	199,427
Total cash provided by (used in) financing activities	(2,003)	(194,406)	276,952

Net increase (decrease) in cash, cash equivalents and restricted cash	$(53,386)	$65,288	$(696)

Year Ended December 31, 2018
Operating Activities
Cash provided by operating activities (excluding VIEs) was $57.7 million for the year ended December 31, 2018. The primary sources of cash from operating activities included consolidated net income (excluding unrealized gains and losses), increases in unearned premiums, deferred revenues and policy liabilities in our specialty insurance segment and mortgage sales outpacing originations in our loan origination business. The primary uses of cash from operating activities including increases in reinsurance receivables and notes and account receivable in our specialty insurance segment.

Investing Activities

Cash used in investing activities (excluding VIEs) was $109.1 million for the year ended December 31, 2018. The primary uses of cash from investing activities were purchases of investments exceeding proceeds from sales and maturities of investments in our specialty insurance segment and investments in vessels within Tiptree Capital. The primary sources of cash from investing activities were proceeds from the sale of Care and proceeds from the sale of our commercial lending business.

Financing Activities

Cash used in financing activities (excluding VIEs) was $2.0 million for the year ended December 31, 2018. The primary uses of cash from financing activities were share repurchases and dividends paid. The primary source of cash from financing activities was related to borrowings from our secured corporate credit agreements and new borrowings which exceeded principal paydowns on residential mortgage warehouse borrowings, partially offset by principal paydowns on asset based revolving financing.

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

Investing Activities

Cash used in investing activities (excluding VIEs) was $12.5 million for the year ended December 31, 2017. The primary uses of cash from investing activities included investments in real estate properties in our senior living business. The primary sources of cash from investing activities were the sales and maturities of investments exceeding purchases of investments, specifically the sale of NPLs and corporate loans, as well as the sales and redemption of our subordinated note investments in our consolidated CLOs.

Cash provided by investing activities - VIEs was $225.3 million for the year ended December 31, 2017 driven primarily by loan payments and sales of investments in a consolidated CLO.

Financing Activities

Cash provided by financing activities (excluding VIEs) was $29.0 million for the year ended December 31, 2017. The primary sources of cash from financing activities were from new borrowings in our senior living business to fund investments in real estate, new borrowings on mortgage warehouse facilities exceeding principal payments, and originations of new borrowings in our specialty insurance business.

Cash used in financing activities - VIEs was $223.4 million for the year ended December 31, 2017 driven primarily by payments on debt in a consolidated CLO.

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

Cash used in investing activities - VIEs was $75.5 million for the year ended December 31, 2016 driven primarily by the purchase of loans in a consolidated CLO during the ramp up period as it converted from a warehouse to a CLO during the second quarter of 2016.

Financing Activities

Cash provided by financing activities (excluding VIEs) was $77.5 million for the year ended December 31, 2016. The primary sources of cash from financing activities were from borrowings in our senior living business to fund investments in real estate, borrowings in our loan origination business to fund loan growth, increased debt in our specialty insurance business for working capital, and an increase in borrowings in our specialty insurance business to grow our corporate loan portfolio and fund additional investments in NPLs. The primary drivers of the cash used included paydown of a consolidated CLO warehouse debt and repurchases of common stock.

Cash provided by financing activities - VIEs was $199.4 million for the year ended December 31, 2016 driven primarily by the senior notes issued upon the conversion of a consolidated CLO from a warehouse to a CLO.

Contractual Obligations

The table below summarizes Tiptree’s consolidated contractual obligations by period for payments that are due as of December 31, 2018:

($ in thousands)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Corporate Debt	$—	$72,090	$—	$160,000	$232,090
Asset Based Debt	50,840	—	81,343	—	132,183
Total Debt	$50,840	$72,090	$81,343	$160,000	$364,273
Operating lease obligations (2)	5,483	12,428	9,305	15,898	43,114
Total	$56,323	$84,518	$90,648	$175,898	$407,387

(1)	See Note (10) Debt, net, in the accompanying consolidated financial statements for additional information.

(2)	Minimum rental obligation for office leases. The total rent expense for the Company for the year ended December 31, 2018 and 2017 was $7.5 million and $6.8 million, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s significant accounting policies are described in Note—(2) Summary of Significant Accounting Policies. As disclosed in Note 2, the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. The Company believes that the following discussion addresses the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult , subjective and complex judgments. Further information can be found in the notes to the consolidated financial statements related to the following: valuation of assets where quoted market prices are not available can be found under “Fair Value Measurement” in Note—(2) Summary of Significant Accounting Policies; policies related to goodwill and intangible assets can be found in Note—(2) Summary of Significant Accounting Policies—Goodwill and Identifiable Intangible Assets, Net; and additional information on income taxes can be found under Note—(19) Income Taxes. The consolidated financial statements are prepared under GAAP for all periods presented. All intercompany items have been eliminated for these periods.

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

The Company evaluates whether insurance related deferred acquisition costs are recoverable at year-end, and considers investment income in the recoverability analysis. As a result of the Company's evaluations, no write-offs for unrecoverable insurance related deferred acquisition costs were recognized during the years ended December 31, 2018, 2017 and 2016, respectively.

Non-insurance Policy Related

Other deferred acquisition costs are limited to prepaid direct costs, typically commissions and contract transaction fees, that resulted from successful contract transactions and would not have been incurred by the Company had the transactions not occurred. These capitalized costs are amortized as the related service and administrative fees are earned.

The Company evaluates whether deferred acquisition costs - non-insurance policy related are recoverable at year-end. As a result of the Company's evaluations, no write-offs for unrecoverable deferred acquisition costs were recognized during the years ended December 31, 2018, 2017 and 2016, respectively.

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

 Service Fees. Service fee revenue is recognized as the services are performed. These services include fulfillment, software development, and claims handling for our customers. Collateral tracking fee income is recognized when the service is performed and billed. Management reviews the financial results under each significant contract on a monthly basis. Any losses that may occur due to a specific contract would be recognized in the period in which the loss is determined probable. During the years ended December 31, 2018, 2017 and 2016, respectively, the Company did not incur a loss with respect to a specific significant service fee contract.

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

The Company establishes valuation allowances for deferred tax assets when, in its judgment, it concludes that it is more likely than not that the deferred tax assets will not be realized. These judgments are based on projections of future income, including tax-planning strategies, by individual tax jurisdictions. Changes in economic conditions and the competitive environment may impact the accuracy of the Company’s projections. On a quarterly basis, the Company assesses the likelihood that its deferred tax assets will be realized and determines if adjustments to the Company’s valuation allowance is appropriate. As a result of this assessment, as of December 31, 2018, the consolidated valuation allowance for Tiptree was $3.1 million. The increase and/or decrease in valuation allowance could have a significant negative or positive impact on our current and future earnings. In 2018, the Company recorded a net decrease of valuation allowances of $1.2 million as compared to an increase of $2.3 million in 2017.

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

GAAP also requires that an interim test be done whenever events or circumstances occur that may indicate that it is more likely than not that the fair value of any reporting unit might be less than its carrying value. No such events or circumstances have occurred during the years ended December 31, 2018, 2017 and 2016, respectively.

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

Reserves

Loan Reserves (commercial lending business)

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

Revenue Recognition

Rental Revenue (Care)

Rental revenue from residents in Managed Properties are recognized monthly as services are provided, as lease periods for residents are short-term in nature. The Company recognizes rental revenue from triple net lease properties on a straight-line basis over the non-cancelable term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. Renewal options in leases with rental terms that are higher than those in the primary term are excluded from the calculation of straight-line rent if the renewals are not reasonably assured. The Company commences rental revenue recognition when the tenant takes control of the leased space. The Company recognizes lease termination payments as a component of rental revenue in the period received, provided that there are no further obligations under the lease.

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

Further disclosure on our off-balance sheet arrangements as of December 31, 2018 is presented in the “Notes to Consolidated Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” of this filing as follows:

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

For fixed rate debt, interest rate fluctuations generally affect the fair value of our liabilities, but do not impact our earnings. Therefore, interest rate risk does not have a significant impact on our fixed rate debt obligations until such obligations mature or until we elect to prepay and refinance such obligations. If interest rates have risen at the time our fixed rate debt matures or is refinanced, our future earnings could be adversely affected by additional borrowing costs. Conversely, lower interest rates at the time of maturity or refinancing may lower our overall interest expense. As of December 31, 2018, the Company had $125 million of a general purpose fixed-rate debt outstanding maturing in 2057.

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

As of December 31, 2018, we had $72.1 million of general purpose floating rate debt with a weighted average rate of 7.9%. A 100 basis point change in interest rates would increase interest expense by $0.7 million and decrease interest rate expense by $0.7 million (including the effect of applicable floors) on an annualized basis. As of December 31, 2017, we had $28.5 million of general purpose floating rate debt with a weighted average rate of 7.9%. A 100 basis point change in interest rates would increase interest expense by $0.3 million and decrease interest rate expense by $0.0 million (including the effect of applicable floors) on an annualized basis.

We also invest in bonds, loans or other interest bearing instruments. The fair values of such investments fluctuate in response to changes in market interest rates. Increases and decreases in interest rates generally translate into decreases and increases in fair values of these instruments. Some of these investments bear a floating rate of interest which subjects the company to cash flow risk based upon changes in the underlying interest rate index. As noted above in the discussion of risks related to floating rate borrowings, the Company mitigates a significant amount of our floating rate risk by matching the funding of such investments with borrowings based upon the same interest rate index. Additionally, fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the instrument and other general market conditions.

As of December 31, 2018, we had $420 million invested in interest bearing instruments, which represents 60% of the total investments portfolio. The estimated effects of a hypothetical increase in interest rates of 100 bps would result in a decrease to the fair value of the portfolio by $7.1 million.

Credit Risk
We are exposed to credit risk related to the following loan investments held within the Specialty business:

	As of December 31,
Investments in Loans	2018	2017
Corporate loans	$130,910	$157,661
Non-performing loans	27,556	37,666
Total	$158,466	$195,327
An increase in the default rate by 1% of investments in such loans would result in estimated credit losses, net of anticipated recoveries of approximately $0.6 million and $0.8 million as of December 31, 2018 and 2017, respectively. Non-performing loans are collateralized by residential property values which are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions and local real estate market conditions. Our specialty insurance business also has exposure to credit risk in the form of fixed income securities which are primarily invested in high-grade government, municipal and corporate debt securities.
In addition, our mortgage business also underwrites mortgage loans for the purpose of selling them into the secondary market. Due to the relatively short holding period, the credit risk associated with mortgage loans held for sale is not expected to be significant.
See Note—(5) Investments to the consolidated financial statements for more information regarding our investments in loans by type.
We are exposed to credit risk related to the following debt investments held within the Specialty Insurance business:

	As of December 31,
Investments in debt securities (1)	2018	2017
Corporate securities	$95,725	$61,975
Asset backed securities	40,652	23,493
Obligations of foreign governments	6,751	570
Other investments	8,507	4,163
Total	$151,635	$90,201

(1) The Company also holds interests in U.S. Treasury securities and obligations of U.S. government authorities and agencies, and state and political subdivisions of $139,194 and $94,926 as of December 31, 2018 and 2017, respectively.
Credit risk related to other credit related investments within the portfolio is the exposure to the adverse changes in the creditworthiness of individual investment holdings, issuers, groups of issuers, industries, and countries. A widening of credit spreads by 100 bps for debt securities (excluding other investments) would result in a decrease of $4.3 million to the fair value of the portfolio as of December 31, 2018. As of December 31, 2018 and 2017, 93% and 93% of the debt securities had an investment grade ratings.

Market Risk
We are primarily exposed to market risk related to the following investments:

	As of December 31, 2018			As of December 31, 2017
	Specialty Insurance	Tiptree Capital	Total	Specialty Insurance	Tiptree Capital	Total
Invesque Inc.	$19,584	$93,554	$113,138	$—	$—	$—
Other equity securities	9,841	—	9,841	25,536	—	25,536
Total equity securities	$29,425	$93,554	$122,979	$25,536	$—	$25,536

A 10% increase or decrease in the fair value of such investments would result in $12.3 million and $2.6 million of unrealized gains and losses as of December 31, 2018 and 2017, respectively.
As of December 31, 2018, we owned 16.6 million shares of common stock, or approximately 31%, of Invesque, a real estate investment company that specializes in health care real estate and senior living property investment throughout North America. The Company’s investment in Invesque is subject to certain contractual and functional sale restrictions. The functional restriction period is sequential to the contractual restriction period. As of December 31, 2018, the weighted average estimated contractual sale restriction period was 3 months, with 70% of the shares restricted from sale for a period from 1 to 7 months. In addition, as of December 31, 2018 the weighted average estimated functional restriction period was 0.8 months, with 70% of the shares restricted for a period from 0.75 to 2.25 months. The value of our Invesque shares will be reported at fair market value on a quarterly basis and may fluctuate. Invesque has historically paid monthly dividends but there can be no assurance that Invesque will continue to pay dividends in the same frequency or amount. A loss in the fair market value of our Invesque shares or a reduction or discontinuation in the dividends paid on our Invesque shares could have a material adverse effect on our financial condition and results of operations.
See “Risk Factors — Risks Related to our Business - Our investment in Invesque shares is subject to transfer restrictions, market volatility and the risk that Invesque changes its dividend policy”.
Counterparty Risk
We are subject to counterparty risk to the extent that we engage in derivative activities for hedging or other purposes. As of December 31, 2018 and 2017, the total fair value of derivatives assets subject to counterparty risk, including the effect of any legal right of offset, totaled $3.5 million and $5.0 million. We generally manage our counterparty risk to derivative counterparties by entering into contracts with counterparties of high credit quality.
Reinsurance receivables were $420.4 million and $353.0 million as of December 31, 2018 and 2017, respectively. Of those amounts, $270 million and $203 million relates to contracts where we hold collateral or receive letters of credit in excess of the receivables balance. The remainder is held with high quality reinsurers, substantially all of which have a rating of A or better by A.M. Best. As of December 31, 2018, 5 counterparties constituted more than 10% of the uncollateralized reinsurance receivable exposure, ranging from 11% to 16%, with ratings ranging from A- to A+.
We were also exposed to counterparty risk of approximately $84.5 million and $68.1 million as of December 31, 2018 and 2017, respectively, related to our retrospective commission arrangements; associated risks are offset by the Company’s contractual ability to withhold future commissions against the retrospective balances. In addition, we are exposed to counterparty risk of approximately $13.1 million and $12.2 million as of December 31, 2018 and 2017, respectively, related to our premium financing business. The risk associated with such arrangements is mitigated by the fact that we have the contractual ability to cancel the insurance policy and have premiums refunded to us by the insurer in the event of a counterparty default.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Tiptree Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tiptree Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Deloitte & Touche LLP
New York, New York
March 13, 2019
We have served as the Company's auditor since 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Tiptree Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Tiptree Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated March 13, 2019, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte and Touche LLP
New York, New York
March 13, 2019

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Tiptree Inc.:

We have audited the accompanying consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year ended December 31, 2016 of Tiptree Inc. and subsidiaries and the schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Tiptree Inc. and subsidiaries for the year ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
New York, New York
March 13, 2017, except for Note 3C, as to which the date is March 14, 2018

TIPTREE INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)

	As of December 31,
	2018	2017
Assets:
Investments:
Available for sale securities, at fair value	$283,563	$182,448
Loans, at fair value	215,383	258,173
Equity securities	122,979	25,536
Other investments	75,002	59,142
Total investments	696,927	525,299
Cash and cash equivalents	86,003	110,667
Restricted cash	10,521	31,570
Notes and accounts receivable, net	223,105	186,422
Reinsurance receivables	420,351	352,967
Deferred acquisition costs	170,063	147,162
Goodwill	91,562	91,562
Intangible assets, net	52,121	64,017
Other assets	46,034	31,584
Assets held for sale	68,231	448,492
Total assets	$1,864,918	$1,989,742

Liabilities and Stockholders’ Equity
Liabilities:
Debt, net	$354,083	$346,081
Unearned premiums	599,444	503,446
Policy liabilities and unpaid claims	131,611	112,003
Deferred revenue	75,754	56,745
Reinsurance payable	117,597	90,554
Other liabilities and accrued expenses	124,190	121,321
Liabilities held for sale	62,980	362,818
Total liabilities	$1,465,659	$1,592,968

Stockholders’ Equity: (1)
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued or outstanding	$—	$—
Common Stock: $0.001 par value, 200,000,000 shares authorized, 35,870,348 and 35,003,004 shares issued and outstanding, respectively	36	35
Common stock - Class B: $0.001 par value, none and 50,000,000 shares authorized, none and 8,049,029 shares issued and outstanding, respectively	—	8
Additional paid-in capital	331,892	295,582
Accumulated other comprehensive income (loss), net of tax	(2,058)	966
Retained earnings	57,231	38,079
Common Stock held by subsidiaries, 0 and 5,197,551 shares, respectively	—	(34,585)
Class B common stock held by subsidiaries, none and 8,049,029 shares, respectively	—	(8)
Total Tiptree Inc. stockholders’ equity	387,101	300,077
Non-controlling interests - TFP	—	77,494
Non-controlling interests - Other	12,158	19,203
Total stockholders’ equity	399,259	396,774
Total liabilities and stockholders’ equity	$1,864,918	$1,989,742
(1) See Note (1) Organization and Note (16) Stockholders’ Equity for information related to changes in the Company’s equity capitalization.

See accompanying notes to consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except share data)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Earned premiums, net	$427,837	$371,700	$229,436
Service and administrative fees	102,315	95,160	109,348
Ceding commissions	9,651	8,770	24,784
Net investment income	19,179	16,286	12,981
Net realized and unrealized gains (losses)	28,782	47,607	87,300
Other revenue	38,062	42,275	42,574
Total revenues	625,826	581,798	506,423
Expenses:
Policy and contract benefits	152,095	123,959	106,784
Commission expense	262,460	241,835	147,253
Employee compensation and benefits	113,557	115,949	115,612
Interest expense	27,013	25,562	21,010
Depreciation and amortization	12,596	13,841	14,302
Other expenses	77,901	74,439	72,576
Total expenses	645,622	595,585	477,537
Other income:
Income attributable to consolidated CLOs	—	24,903	53,577
Expenses attributable to consolidated CLOs	—	14,446	33,323
Net income (loss) attributable to consolidated CLOs	—	10,457	20,254
Total other income	—	10,457	20,254
Income (loss) before taxes from continuing operations	(19,796)	(3,330)	49,140
Less: provision (benefit) for income taxes	(5,909)	(12,562)	12,515
Net income (loss) from continuing operations	(13,887)	9,232	36,625
Discontinued operations:
Income (loss) before taxes from discontinued operations	624	(6,222)	(5,824)
Gain on sale of discontinued operations	56,860	—	—
Less: Provision (benefit) for income taxes	13,714	(2,224)	(1,537)
Net income (loss) from discontinued operations	43,770	(3,998)	(4,287)
Net income (loss) before non-controlling interests	29,883	5,234	32,338
Less: net income (loss) attributable to non-controlling interests - TFP	5,500	748	6,432
Less: net income (loss) attributable to non-controlling interests - Other	450	882	586
Net income (loss) attributable to Common Stockholders	$23,933	$3,604	$25,320

Net income (loss) per Common Share:
Basic, continuing operations, net	$(0.38)	$0.22	$0.88
Basic, discontinued operations, net	1.07	(0.10)	(0.09)
Basic earnings per share	$0.69	$0.12	$0.79

Diluted, continuing operations, net	(0.38)	0.21	0.86
Diluted, discontinued operations, net	1.07	(0.10)	(0.08)
Diluted earnings per share	$0.69	$0.11	$0.78

Weighted average number of Common Shares:
Basic	34,715,852	29,134,190	31,721,449
Diluted	34,715,852	37,306,632	31,766,674

Dividends declared per Common Share	$0.14	$0.12	$0.10

See accompanying notes to consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended December 31,
	2018	2017	2016

Net income (loss) before non-controlling interests	$29,883	$5,234	$32,338

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	(2,919)	806	289
Related tax (expense) benefit	662	(284)	(103)
Reclassification of (gains) losses included in net income	819	(435)	(1,026)
Related tax expense (benefit)	(171)	153	362
Unrealized gains (losses) on available-for-sale securities, net of tax	(1,609)	240	(478)

Interest rate swaps (cash flow hedges):
Unrealized gains (losses) on interest rate swaps	1,111	282	2,210
Related tax (expense) benefit	(276)	(92)	(658)
Reclassification of (gains) losses included in net income (1)	(3,845)	184	121
Related tax expense (benefit)	936	(59)	(25)
Unrealized (losses) gains on interest rate swaps from cash flow hedges, net of tax	(2,074)	315	1,648

Other comprehensive income (loss), net of tax	(3,683)	555	1,170
Comprehensive income (loss)	26,200	5,789	33,508
Less: Comprehensive income (loss) attributable to non-controlling interests - TFP	5,278	842	6,560
Less: Comprehensive income (loss) attributable to non-controlling interests - Other	13	932	962
Comprehensive income (loss) attributable to Common Stockholders	$20,909	$4,015	$25,986
(1) Deconsolidated as part of the sale of Care. See Note (3) Dispositions, Assets Held for Sale and Discontinued Operations.

See accompanying notes to consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except shares)

	Number of Shares		Par Value		Additional paid in capital	Accumulated other comprehensive income (loss)	Retained earnings	Shares held by subsidiaries				Total stockholders’ equity to Tiptree Inc.	Non-controlling interests - TFP	Non-controlling interests - Other	Total stockholders' equity
	Common Stock	Class B	Common Stock	Class B				Common Stock	Common Stock Amount	Class B Shares	Class B Amount
Balance at December 31, 2015	34,899,833	8,049,029	$35	$8	$297,063	$(111)	$15,845	—	$—	—	$—	$312,840	$69,278	$15,576	$397,694
Stock-based compensation to directors and employees	197,296	—	—	—	2,102	—	—	—	—	—	—	2,102	—	—	2,102
Shares issued to settle contingent consideration	101,845	—	—	—	550	—	—	—	—	—	—	550	—	—	550
Other comprehensive income, net of tax	—	—	—	—	—	666	—	—	—	—	—	666	128	376	1,170
Non-controlling interest contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	6,452	6,452
Non-controlling interest distributions	—	—	—	—	—	—	—	—	—	—	—	—	(803)	(2,195)	(2,998)
Shares purchased under stock purchase plan	(215,358)	—	—	—	(1,230)	—	—	—	—	—	—	(1,230)	—	—	(1,230)
Shares acquired by subsidiaries	—	—	—	—	—	—	—	(6,596,000)	(42,524)	(8,049,029)	(8)	(42,532)	—	—	(42,532)
Net changes in non-controlling interest	—	—	—	—	(1,094)	—	—	—	—	—	—	(1,094)	1,042	(159)	(211)
Dividends declared	—	—	—	—	—	—	(3,191)	—	—	—	—	(3,191)	—	—	(3,191)
Net income	—	—	—	—	—	—	25,320	—	—	—	—	25,320	6,432	586	32,338
Balance at December 31, 2016	34,983,616	8,049,029	$35	$8	$297,391	$555	$37,974	(6,596,000)	$(42,524)	(8,049,029)	$(8)	$293,431	$76,077	$20,636	$390,144
Amortization of share-based incentive compensation	—	—	—	—	2,139	—	—	—	—	—	—	2,139	—	3,346	5,485
Vesting of share-based incentive compensation	19,388	—	—	—	(588)	—	—	131,483	854	—	—	266	—		266
Shares issued to settle contingent consideration	—	—	—	—	(76)	—	—	756,046	4,914	—	—	4,838	—	—	4,838
Issuance of common stock for cash upon exercise of stock options	—	—	—	—	(1,371)	—	—	1,510,920	9,471	—	—	8,100	—	—	8,100
Other comprehensive income, net of tax	—	—	—	—	—	411	—	—	—	—	—	411	94	50	555
Non-controlling interest contributions	—	—	—	—	—	—	—	—	—	—	—	—		2,464	2,464
Non-controlling interest distributions	—	—	—	—	—	—	—	—	—	—	—	—	(966)	(2,002)	(2,968)
Shares acquired by subsidiaries	—	—	—	—	—	—	—	(1,000,000)	(7,300)	—	—	(7,300)	—	—	(7,300)
Net changes in non-controlling interest	—	—	—	—	(1,913)	—	—	—	—	—	—	(1,913)	1,541	(6,173)	(6,545)
Dividends declared	—	—	—	—	—	—	(3,499)	—	—	—	—	(3,499)	—	—	(3,499)
Net income	—	—	—	—	—	—	3,604	—	—	—	—	3,604	748	882	5,234

TIPTREE INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except shares)

	Number of Shares		Par Value		Additional paid in capital	Accumulated other comprehensive income (loss)	Retained earnings	Shares held by subsidiaries				Total stockholders’ equity to Tiptree Inc.	Non-controlling interests - TFP	Non-controlling interests - Other	Total stockholders' equity
	Common Stock	Class B	Common Stock	Class B				Common Stock	Common Stock Amount	Class B Shares	Class B Amount
Balance at December 31, 2017	35,003,004	8,049,029	$35	$8	$295,582	$966	$38,079	(5,197,551)	$(34,585)	(8,049,029)	$(8)	$300,077	$77,494	$19,203	$396,774
Amortization of share-based incentive compensation	—	—	—	—	2,465	—	—	—	—	—	—	2,465	—	3,889	6,354
Vesting of share-based incentive compensation	31,527	—	—	—	(907)	—	—	161,574	1,050	—	—	143	—	—	143
Other comprehensive income, net of tax	—	—	—	—	—	(2,683)	—	—	—	—	—	(2,683)	(563)	(437)	(3,683)
Non-controlling interest contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	3,150	3,150
Non-controlling interest distributions	—	—	—	—	—	—	—	—	—	—	—	—	(241)	—	(241)
Shares purchased under stock purchase plan	(2,177,235)	—	(2)	—	(14,109)	—	—	—	—	—	—	(14,111)	—	—	(14,111)
Net changes in non-controlling interest	—	—	—	—	(132)	—	—	—	—	—	—	(132)	—	(14,097)	(14,229)
Reorganization merger (1)	8,049,029	(8,049,029)	8	(8)	82,523	(341)	—	—	—	8,049,029	8	82,190	(82,190)	—	—
Cancellation of treasury shares	(5,035,977)	—	(5)	—	(33,530)	—	—	5,035,977	33,535	—	—	—	—	—	—
Dividends declared	—	—	—	—	—	—	(4,781)	—	—	—	—	(4,781)	—	—	(4,781)
Net income	—	—	—	—	—	—	23,933	—	—	—	—	23,933	5,500	450	29,883
Balance at December 31, 2018	35,870,348	—	$36	$—	$331,892	$(2,058)	$57,231	—	$—	—	$—	$387,101	$—	$12,158	$399,259

(1) Includes the exchange of 424,399 units of TFP for 1,187,468 shares of Common Stock.

See accompanying notes to consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2018	2017	2016
Operating Activities:
Net income (loss) attributable to Common Stockholders	$23,933	$3,604	$25,320
Net income (loss) attributable to non-controlling interests - TFP	5,500	748	6,432
Net income (loss) attributable to non-controlling interests - Other	450	882	586
Net income (loss)	29,883	5,234	32,338
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Net realized and unrealized (gains) losses	(28,782)	(47,607)	(87,300)
Net (gain) on sale of subsidiary	(56,860)	(1,944)	—
Net unrealized loss (gain) on interest rate swaps	—	—	22
Realized (gain) on cash flow hedge	—	(877)	—
Change in fair value of contingent consideration	—	3,192	(313)
Non cash compensation expense	6,657	6,826	2,778
Amortization/accretion of premiums and discounts	1,029	1,316	1,386
Depreciation and amortization expense	12,596	29,992	28,543
Bad debt expense	243	1,019	1,719
Amortization of deferred financing costs	934	2,770	2,037
Loss on extinguishment of debt	428	1,163	—
Deferred tax expense (benefit)	4,011	(11,249)	6,447
Changes in operating assets and liabilities:
Mortgage loans originated for sale	(1,533,365)	(1,592,726)	(1,767,622)
Proceeds from the sale of mortgage loans originated for sale	1,590,546	1,658,646	1,833,273
(Increase) decrease in notes and accounts receivable	(35,256)	(48,085)	(13,692)
(Increase) decrease in reinsurance receivables	(67,384)	(53,256)	(35,185)
(Increase) decrease in deferred acquisition costs	(22,901)	(20,554)	(3,540)
(Increase) decrease in other assets	(12,400)	(4,849)	(253)
Increase (decrease) in unearned premiums	95,998	87,880	25,261
Increase (decrease) in policy liabilities and unpaid claims	19,608	5,729	22,728
Increase (decrease) in deferred revenue	19,009	4,082	(7,182)
Increase (decrease) in reinsurance payable	27,043	19,966	4,748
Increase (decrease) in other liabilities and accrued expenses	6,687	3,205	(919)
Operating activities from consolidated CLOs	—	(2,954)	(8,631)
Net cash provided by (used in) operating activities	57,724	46,919	36,643

Investing Activities:
Purchases of investments	(327,617)	(221,096)	(275,573)
Proceeds from sales and maturities of investments	190,942	296,855	205,141
(Increase) decrease in loans owned, at amortized cost, net	—	(37,166)	(62,024)
Proceeds from the sale of real estate	17,705	14,035	5,376
Purchases of fixed assets	(3,749)	(1,747)	(1,480)
Proceeds from the sale of subsidiaries	15,709	14,089	—
Proceeds from notes receivable	29,234	50,175	36,891
Issuance of notes receivable	(31,331)	(41,861)	(44,860)
Business and asset acquisitions, net of cash and deposits	—	(85,826)	(102,268)
Investing activities from consolidated CLOs	—	225,317	(75,494)
Net cash provided by (used in) investing activities	(109,107)	212,775	(314,291)

Financing Activities:
Dividends paid	(4,781)	(3,499)	(3,191)
Non-controlling interest contributions	3,150	2,464	3,339
Non-controlling interest distributions	(241)	(2,224)	(2,998)
Payment of debt issuance costs	(1,143)	(9,588)	(3,830)

TIPTREE INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2018	2017	2016
Proceeds from borrowings and mortgage notes payable	1,632,469	1,857,571	2,085,142
Principal paydowns of borrowings and mortgage notes payable	(1,617,346)	(1,816,537)	(1,957,183)
Proceeds from the exercise of options for Common Stock	—	8,100	—
Repurchases of Common Stock	(14,111)	(7,300)	(43,754)
Financing activities from consolidated CLOs	—	(223,393)	199,427
Net cash provided by (used in) financing activities	(2,003)	(194,406)	276,952
Net increase (decrease) in cash, cash equivalents and restricted cash	(53,386)	65,288	(696)
Cash, cash equivalents and restricted cash – beginning of period	142,237	74,258	79,455
Cash, cash equivalents and restricted cash – beginning of period - held for sale	10,533	13,224	8,723
Cash, cash equivalents and restricted cash – end of period (1)	99,384	152,770	87,482
Less: Reclassification of cash to assets held for sale	2,860	10,533	13,224
Cash, cash equivalents and restricted cash– end of period	$96,524	$142,237	$74,258

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest expense	$25,976	$34,113	$27,164
Cash (received) paid during the period for income taxes	$(5,088)	$5,049	$6,176

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Acquired real estate properties through, or in lieu of, foreclosure of the related loan	$7,367	$15,033	$15,132
Equity securities acquired through the sale of a subsidiary and asset sales	$135,675	$—	$—
Acquisition of non-controlling interest	$82,190	$—	$—
Cancellation of treasury shares	$33,535	$—	$—
Assets of consolidated CLOs deconsolidated due to sale and redemption	$—	$765,603	$—
Liabilities of consolidated CLOs deconsolidated due to sale and redemption	$—	$729,597	$—
Real estate acquired through asset acquisition	$—	$8,178	$—
Seller provided financing related to the sale of subsidiary	$—	$11,000	$—
Intangible assets related to in-place leases acquired through asset acquisition	$—	$2,049	$—
Settlement of contingent consideration payable with Common Stock	$—	$4,838	$—
Debt assumed through acquisitions	$—	$7,586	$—

	As of December 31,
Reconciliation of cash, cash equivalents and restricted cash shown in the statement of cash flows	2018	2017	2016
Cash and cash equivalents	$86,003	$110,667	$49,786
Restricted cash	10,521	31,570	24,472
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$96,524	142,237	74,258

(1) Includes cash in assets held for sale

See accompanying notes to consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018
(in thousands, except share data)

(1) Organization

Tiptree Inc. (together with its consolidated subsidiaries, collectively, Tiptree, the Company, or we) is a Maryland Corporation that was incorporated on March 19, 2007. Tiptree’s Common Stock trades on the Nasdaq Capital Market under the symbol “TIPT”. Tiptree is a holding company that combines specialty insurance operations with investment management capabilities. We allocate our capital across our insurance operations and other investments. As such, we classify our business into one reportable segment: Specialty Insurance. Our non-insurance operations, assets and other investments, which is comprised of our non-reportable segments and other business activities, we refer to as Tiptree Capital.

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

Tiptree consolidates those entities in which it has an investment 50% or more of voting rights or has control over significant operating, financial and investing decisions of the entity as well as variable interest entities (VIEs) in which Tiptree is determined to be the primary beneficiary. VIEs are defined as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity risk for the entity to finance its activities without additional subordinated financial support from other parties.

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

Non-controlling interests on the consolidated balance sheets represent the ownership interests in certain consolidated subsidiaries held by entities or persons other than Tiptree. Accounts and transactions between consolidated entities have been eliminated.

As a result of changes in presentation, certain prior year amounts have been reclassified to conform to the current presentation. These reclassifications had no effect on the reported results of operations.

As a result of the adoption of ASU 2016-01, an immaterial amount of equity securities classified as available for sale as of December 31, 2017 were reclassified to equity securities, at fair value as of March 31, 2018. The net unrealized loss was immaterial. The adoption of ASU 2016-18 resulted in reclassification of restricted cash balances into cash, cash equivalents and restricted cash on the consolidated statements of cash flows for the years ended December 31, 2018, 2017 and 2016.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018
(in thousands, except share data)

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

Accounting policies specific to our dispositions, assets held for sale and discontinued operations are described in more detail in (3) Dispositions, Assets Held for Sale and Discontinued Operations.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018
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

Grants of subsidiary Restricted Stock Units (RSUs) exchangeable into Common Stock of the Company were initially accounted for as liabilities based upon their expected settlement method. Changes in fair value of the awards were recognized in earnings for the relative amount of cumulative compensation cost. The Company used the straight-line method to recognize compensation expense for the time vesting RSUs over the requisite service periods, beginning on the grant date. In June of 2017 when sufficient shares were made available, we accounted for these RSUs under the fair value method and ceased marking the shares to market. The Company uses the graded-vesting method to recognize compensation expense for the performance vesting RSUs. Changes in fair value of shares underlying liability awards are recognized in earnings to the extent of the accumulated amortization. Compensation expense will be recognized to the extent that it is probable that the performance condition will be achieved. The Company reassesses the probability of satisfaction of the performance condition for the performance vesting RSUs for each reporting period.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018
(in thousands, except share data)

Income Taxes

Deferred tax assets and liabilities are determined using the asset and liability method. Under this method, deferred tax assets and liabilities are established for future tax consequences of temporary differences between the financial statement carrying amounts of assets and liabilities and their tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to reverse. A valuation allowance is established when necessary to reduce a deferred tax asset to the amount expected to be realized. Several of the Company’s subsidiaries, file state tax returns on a standalone basis. Two of our subsidiaries file federal and state tax returns on a stand alone basis, one of which is held for sale. These U.S. federal and state income tax returns, when filed, will be subject to examination by the Internal Revenue Service and state departments of revenue. See Note —(19) Income Taxes.

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

Earnings Per Share

The Company presents both basic and diluted earnings per Common Share in its consolidated financial statements and footnotes thereto. Basic earnings per Common Share (Basic EPS) excludes dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding, including vested restricted share units, for the period. Diluted earnings per Common Share (Diluted EPS) reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares where such exercise or conversion would result in a lower earnings per share amount.

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

See Note—(21) Earnings Per Share, for EPS computations.

Investments

The Company records all investment transactions on a trade‑date basis. Realized gains (losses) are determined using the specific-identification method. The Company classifies its investments in debt securities as available-for-sale or held-to-maturity based on the Company’s intent and ability to hold the debt security to maturity. The Company did not have any held-to-maturity securities at December 31, 2018 and 2017.

Available for Sale Securities, at Fair Value (AFS)

AFS are securities that are not classified as trading or held-to-maturity and are intended to be held for indefinite periods of time. AFS securities include those debt securities that management may sell as part of its asset/liability management strategy or in response to changes in interest rates, resultant prepayment risk or other factors. AFS securities are held at fair value on the consolidated balance sheet with changes in fair value, net of related tax effects, recorded in the accumulated other comprehensive income (AOCI) component of stockholders’ equity in the period of change. Upon the disposition of an AFS security, the Company reclassifies the gain or loss on the security from accumulated other comprehensive income (loss) to net realized and unrealized gains (losses) on the consolidated statements of operations.

The Company regularly reviews AFS securities, held-to-maturity and cost investments with unrealized losses in order to evaluate whether the impairment is other-than-temporary. Under the guidance for debt securities, other-than-temporary impairment (OTTI) is recognized in earnings in the consolidated statements of operations for debt securities that the Company has an intent to sell or that it believes it is more likely than not that it will be required to sell prior to recovery of the amortized cost basis. For those securities that the Company does not intend to sell nor expect to be required to sell, credit-related impairment is recognized in

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018
(in thousands, except share data)

earnings, with the non-credit-related impairment recorded in accumulated other comprehensive income (AOCI). An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses for AFS securities that are determined to be temporary in nature are recorded, net of tax, in AOCI.

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

The Company has elected the fair value option for NPLs as we have concluded that fair value timely reflects the results of our investment performance. As substantially all of our loans were non-performing when acquired, we generally look to the estimated fair value of the underlying property collateral to assess the recoverability of our investments. We primarily utilize the local broker price opinion (BPO) but also consider any other comparable home sales or other market data, as considered necessary, in estimating a property’s fair value. For further discussion on the observable and unobservable inputs to the model and determination of fair value of NPLs, see Note—(11) Fair Value of Financial Instruments.

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

Equity Securities, at Fair Value

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018
(in thousands, except share data)

Equity securities, at fair value are investments consisting of equity securities that are purchased principally for the purpose of selling them in the near term. Changes in fair value are recorded in net realized and unrealized gains (losses) on investments on the consolidated statements of operations in the period of change.

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

Vessels, net

Investments in vessels, net are carried at cost (inclusive of capitalized acquisition costs, where applicable) less accumulated depreciation. Subsequent expenditures are also capitalized when they appreciably extend the life, increase the earning capacity or improve the efficiency or safety of the vessels; otherwise, these amounts are charged to expense as incurred. Vessels acquired are recognized at their fair value as at the date of the acquisition.

Depreciation is computed using the straight-line method over the vessel’s estimated remaining useful life, after considering the estimated salvage value. A vessel’s salvage value is equal to the product of its lightweight tonnage and estimated scrap rate. Vessels are depreciated from the date of their acquisition through their remaining estimated useful life.

Vessels are reviewed for potential impairment when events or changes in circumstances indicate that the carrying amount of a particular vessel may not be fully recoverable. Potential impairment indicators are primarily based upon a comparison of the market value of a vessel to its carrying value. Market values are based upon quoted prices from industry-recognized sources. The company evaluates market quotes of vessels for reasonableness by comparison to available market transactions or internal valuation models. An impairment charge would be recognized if the estimated undiscounted future net cash flows expected to result from the operation and subsequent disposal of the vessel are less than the vessel’s carrying amount.

The Company’s estimate of future revenue is based upon time charter equivalent (TCE) rates using current market rates. The Company uses average historical rates for periods beyond those for which rates are available. Estimated cash flows are net of brokerage and address commissions, vessel operating expenses, and estimated costs of drydocking and include an inflation factor, as appropriate. The projected undiscounted future cash flows are comprised of the net of these inflows and outflows, plus an estimated salvage value.

As of December 31, 2018 the undiscounted future cash flows were higher than the carrying amount of each of the vessels in the Company’s fleet and, as such, no loss on impairment was recognized.

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
December 31, 2018
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

Generally, receivables overdue more than 120 days are written off when the Company determines it has exhausted reasonable collection efforts and remedies, see Note—(6) Notes and Accounts Receivable, net.

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

Retrospective commissions receivable, Trust receivables and Other receivables

Accounts and premiums receivable, net, retrospective commissions receivable, trust receivables and other receivables are primarily trade receivables from the specialty insurance business that are carried net of allowance at their approximate fair value.

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

Deferred Acquisition Costs

The Company defers certain costs of acquiring new and renewal insurance policies and other products within the Company’s specialty insurance business. Amortization of deferred acquisition costs was $246,330, $221,362 and $142,337 for the years ended December 31, 2018, 2017 and 2016, respectively.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018
(in thousands, except share data)

The Company evaluates whether insurance related deferred acquisition costs are recoverable at year-end, and considers investment income in the recoverability analysis. As a result of the Company's evaluations, no write-offs for unrecoverable insurance related deferred acquisition costs were recognized during the years ended December 31, 2018, 2017 and 2016, respectively.

Non-insurance Policy Related

Other deferred acquisition costs are limited to prepaid direct costs, typically commissions and contract transaction fees, that resulted from successful contract transactions and would not have been incurred by the Company had the transactions not occurred. These capitalized costs are amortized as the related service and administrative fees are earned.

The Company evaluates whether deferred acquisition costs - non-insurance policy related are recoverable at year-end. As a result of the Company's evaluations, no write-offs for unrecoverable deferred acquisition costs were recognized during the years ended December 31, 2018, 2017 and 2016, respectively.

Goodwill and Intangible Assets, Net

The initial measurement of goodwill and intangibles requires judgment concerning estimates of the fair value of the acquired assets and liabilities. Goodwill and indefinite-lived intangible assets are not amortized but subject to tests for impairment annually or if events or circumstances indicate it is more likely than not they may be impaired. Other intangible assets are amortized over their estimated useful lives and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. The Company carries intangible assets, which represent customer and agent relationships, trade names, insurance licenses (certificates of authority granted by individual state departments of insurance), the value of in-force insurance policies acquired, software acquired or internally developed, and leases in-place. Management has deemed the insurance licenses to have indefinite useful life. Costs incurred to renew or maintain insurance licenses are recorded as operating costs in the period in which they arise. See Note —(8) Goodwill and Intangible Assets, net.

Other Assets

Other assets primarily consists of prepaid expenses, income tax receivable, and furniture, fixtures and equipment, net. See Note—(14) Other Assets and Other Liabilities and Accrued Expenses.

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

Unearned Premiums

Premiums written are earned over the life of the respective policy using the Rule of 78's, pro rata, or other actuarial methods as appropriate for the type of business. Unearned premiums represent the portion of premiums that will be earned in the future. A premium deficiency reserve is recorded if anticipated losses, loss adjustment expenses, deferred acquisition costs and policy maintenance costs exceed the recorded unearned premium reserve and anticipated investment income. As of December 31, 2018 and December 31, 2017, no deficiency reserves were recorded.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018
(in thousands, except share data)

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

In accordance with applicable statutory insurance company regulations, the Company’s recorded unpaid claims reserves are evaluated by appointed independent third-party actuaries, who perform this function in compliance with the Standards of Practice and Codes of Conduct of the American Academy of Actuaries. The independent actuaries perform their actuarial analyses annually and prepare opinions, statements, and reports documenting their determinations. For December 31, 2018 and 2017, our appointed independent third-party actuaries found the Company’s reserves to be adequate.

Deferred Revenue

Deferred revenues represent the portion of income that will be earned in the future attributable to motor club memberships, mobile device protection plans, and other non-insurance service contracts that are earned over the respective contract periods using Rule of 78's, modified Rule of 78's, pro rata, or other methods as appropriate for the contract. A deficiency reserve would be recorded if anticipated contract benefits, deferred acquisition costs and contract service costs exceed the recorded deferred revenues and anticipated investment income. As of December 31, 2018 and 2017, respectively, no deficiency reserves were recorded.

Other Liabilities

Other liabilities primarily consists of accounts payable and accrued expenses, deferred tax liabilities, net, commissions payable and accrued interest payable. See Note—(14) Other Assets and Other Liabilities and Accrued Expenses.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018
(in thousands, except share data)

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

Service Fees. Service fee revenue is recognized as the services are performed. These services include fulfillment, software development, and claims handling for our customers. Collateral tracking fee income is recognized when the service is performed and billed. Management reviews the financial results under each significant contract on a monthly basis. Any losses that may occur due to a specific contract would be recognized in the period in which the loss is determined probable. During the years ended December 31, 2018, 2017 and 2016, respectively, the Company did not incur a loss with respect to a specific significant service fee contract.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018
(in thousands, except share data)

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

Recent Accounting Standards

Recently Adopted Accounting Pronouncements

In the first quarter of 2018 the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and applicable amendments, ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. These standards establish a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services.

A substantial majority of the Company’s non-investment related revenues are comprised of revenues from insurance contracts that are accounted for under Financial Services-Insurance (Topic 944) or certain financial services products (e.g. gains upon the origination of mortgages) that are not within the scope of the new standard. The Company’s remaining revenues that are within the scope of Topic 606 are primarily comprised of revenues from contracts with customers for monthly membership dues for motor clubs, monthly administration fees for services provided for premiums, claims and reinsurance processing revenues, vehicle service contracts and warranty coverage revenues for household goods and appliances (collectively, remaining contracts). The Company has chosen the modified-retrospective method of adopting Topic 606, and has assessed these contracts and concluded that changes in accounting and revenue recognition upon adoption of Topic 606 was not material to the Company’s financial position as of January 1, 2018, and did not have a material impact on the Company’s consolidated financial statements. No cumulative effect adjustment was made due to the adoption of this standard. See Note (13) Revenue From Contracts with Customers for disclosures required under ASU 2014-09 and others related to Topic 606.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which makes targeted improvements to the recognition, measurement, presentation and disclosure of certain financial instruments. ASU 2016-01 focuses primarily on the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for certain financial instruments. Among its provisions for public business entities, ASU 2016-01 eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost, requires the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires the separate presentation in other comprehensive income of the change in fair value of a liability due to instrument-specific credit risk for a liability for which the reporting entity has elected the fair value option, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) and clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. ASU 2016-01 was effective for the Company as of January 1, 2018. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018
(in thousands, except share data)

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018
(in thousands, except share data)

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. The Company elected to early adopt this standard as of December 31, 2017. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements, Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 supersedes the previous leases standard, Leases (Topic 840). The standard is effective on January 1, 2019, with early adoption permitted. The Company adopted the standard in the first quarter of 2019. The adoption of ASU 2016-02 will result in an gross up within the consolidated balance sheet of a Right of use asset and Lease liability, with no impact to retained earnings. The Company does not believe the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. ASU 2017-04 does not change the qualitative assessment; however, it removes “the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test.” Instead, all reporting units, even those with a zero or negative carrying amount will apply the same impairment test. Therefore, as the FASB notes in the ASU’s Basis for Conclusions, the goodwill of reporting units with zero or negative carrying values will not be impaired, even when conditions underlying the reporting unit indicate that goodwill is impaired. Entities will, however, be required to disclose any reporting units with zero or negative carrying amounts and the respective amounts of goodwill allocated to those reporting units. The amendments in ASU 2017-04 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the effect on its consolidated financial

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018
(in thousands, except share data)

statements.

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

(3) Dispositions, Assets Held for Sale and Discontinued Operations

A. Dispositions

The Company completed the sale of Care, as well as two senior living properties held in our specialty insurance business, on February 1, 2018. The pre-tax comprehensive income on the sale was approximately $54.9 million, which consists of $56.9 million gain on sale of subsidiary, $1.8 million of realized gain on the sale of the specialty insurance properties, offset by the reclassification of the interest rate swap from AOCI of $3.8 million. The gain on sale of subsidiary includes $10.7 million of earnout consideration recognized in December 2018 as a result of a disposition by Invesque of a portfolio specified in the closing document.

Total consideration received for the sale of Care was $150.7 million, including approximately 16.6 million shares of Invesque Inc. (Invesque), resulting in an ownership of approximately 34% of the acquiring company at the time of sale. The Company has elected to apply the fair value option to the investment in Invesque. As such, these shares are held at fair value within equity securities.

When the Company entered into a purchase agreement on November 16, 2017 to sell Care, the Company concluded that the sale met the requirements to be classified as a discontinued operation. As a result, the Company reclassified the income and expenses attributable to Care to net income (loss) from discontinued operations for the years ended December 31, 2017 and

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018
(in thousands, except share data)

2016. The Company continued to present income and expenses attributable to Care within net income (loss) from discontinued operations through the completion of the sale.

The Company has entered into a definitive agreement to sell Luxury, which is pending a regulatory review, and is classified as held for sale at December 31, 2018 and 2017. The agreement did not meet the requirements to be classified as a discontinued operation.

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

The Company sold its interest in its commercial lending business on October 1, 2017. Consideration consisted of $2,500 in cash and $11,000 of seller provided financing at the time of sale. The financing had an interest rate of 10% and was settled in cash in December of 2018. The operations of this business were consolidated in the results of the Company through the sale date.

As of December 31, 2018 and December 31, 2017, the Company did not record any impairments with respect to assets held for sale or discontinued operations.

B. Assets Held for Sale

The following table represents detail of assets and liabilities held for sale in the consolidated balance sheets for the following periods:

	As of
	December 31, 2018(1)	December 31, 2017
Assets	Luxury	Care	Luxury	Total
Investments:
Loans, at fair value	$63,340	$—	$57,255	$57,255
Loans at amortized cost, net	—	700	—	700
Real estate, net of accumulated depreciation of $0 and $26,823	—	347,303	—	347,303
Other investments	798	1,853	677	2,530
Total Investments	64,138	349,856	57,932	407,788
Cash and cash equivalents	2,860	8,316	2,217	10,533
Notes and accounts receivable, net	230	5,318	263	5,581
Intangible assets, net of accumulated amortization of $0 and $26,944	—	17,417	—	17,417
Other assets	1,003	6,508	665	7,173
Assets held for sale	$68,231	$387,415	$61,077	$448,492

Liabilities
Debt, net	$61,381	$296,868	$53,835	$350,703
Other liabilities and accrued expenses	1,599	10,693	1,422	12,115
Liabilities held for sale	$62,980	$307,561	$55,257	$362,818

(1) Reflects the closing of the sale of Care discussed above. The reduction in net assets and liabilities held for sale included approximately $13.4 million related to non-controlling interest.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018
(in thousands, except share data)

C. Discontinued Operations

The following table represents detail of revenues and expenses of discontinued operations in the consolidated statements of operations for the following periods:

	Year Ended December 31,
	2018	2017	2016
Revenues:
Rental and related revenue	$6,476	$74,386	$59,636
Other revenue	149	1,583	1,095
Total revenues	6,625	75,969	60,731
Expenses:
Employee compensation and benefits	2,788	30,215	24,000
Interest expense	1,252	13,068	8,691
Depreciation and amortization	—	15,645	14,166
Other expenses	1,961	23,263	19,698
Total expenses	6,001	82,191	66,555
Net income (loss) before taxes from discontinued operations	624	(6,222)	(5,824)
Gain on sale of discontinued operations	56,860	—	—
Less: provision (benefit) for income taxes	13,714	(2,224)	(1,537)
Net income (loss) from discontinued operations	$43,770	$(3,998)	$(4,287)
The following table represents a summary of cash flows related to discontinued operation included in the consolidated statements of cash flows for the following periods:

	Year Ended December 31,
	2018	2017	2016
Net cash provided by (used in):
Operating activities	$(2,095)	$16,805	$15,595
Investing activities	(592)	(74,325)	(96,679)
Financing activities	(123)	50,569	74,155
Net cash flows provided by discontinued operations	$(2,810)	$(6,951)	$(6,929)

D. Significant Accounting Policies Related to Dispositions and Discontinued Operations

Except as noted below, Care, Luxury and our commercial lending business adhered to the Significant Accounting Policies as described in Note 2.

Investments

Loans, at Amortized Cost, Net

Certain loans originated by our former commercial lending business, which was sold in 2017, were sold were asset backed loans held for investment and were carried at amortized cost. The Company periodically reviewed these loans for impairment. Impairment losses were taken for impaired loans based on the fair value of collateral on an individual loan basis. When it was probable that the Company would be unable to collect all amounts contractually due, the loan was considered impaired.

An allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses were charged against the allowance when the Company believed the uncollectibility of a loan balance was confirmed. Management reviewed its methodology for its calculation of its loss provision as deemed necessary which was at least on an annual basis.

Interest income related to loans at amortized cost was generally recognized using the effective interest method or on a basis approximating a level rate of return over the term of the loan. Nonaccrual loans were those on which the accrual of interest was suspended. Loans were placed on nonaccrual status and considered nonperforming when full payment of principal and interest was in doubt, or when principal or interest was 90 days or more past due and collateral, if any, was insufficient to cover principal and interest. Interest accrued but not collected at the date a loan was placed on nonaccrual status was reversed against interest income. In addition, the amortization of net deferred loan fees was suspended. Interest income on nonaccrual loans was recognized

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018
(in thousands, except share data)

only to the extent it was received in cash. However, when there was doubt regarding the ultimate collectability of loan principal, cash receipts on such nonaccrual loans were applied to reduce the carrying value of such loans. Nonaccrual loans were returned to accrual status when repayment was reasonably assured and there had been demonstrated performance under the terms of the loan or, if applicable, the restructured terms of such loan.

The Company deferred nonrefundable loan origination and commitment fees collected on originated loans and amortized the net amount as an adjustment of the interest income over the contractual life of the loan. If a loan was prepaid, the net deferred amount was recognized in loan fee income within the consolidated statements of operations in the period. Loan fee income included prepayment fees and late charges collected.

Real Estate, Net

Investments in real estate, net were carried at cost less accumulated depreciation. Depreciation was calculated on a straight-line basis using estimated useful lives not to exceed 40 years for buildings and 9 years for building improvements and other fixed assets. Real estate associated with our Care business is classified as a discontinued operation.

Real estate properties were reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If such reviews indicated that the asset was impaired, the asset’s carrying amount was written down to its fair value. There were no material impairments on the Company’s real estate investments for the years ended December 31, 2017 and 2016, respectively.

Revenue Recognition

Rental and Related Revenue

Rental revenue from residents in properties owned by Care but managed by a management company pursuant to a management agreement (Managed Properties) were recognized monthly as services were provided, as lease periods for residents were short-term in nature. The Company recognized rental revenue from triple net leases on a straight-line basis over the non-cancelable term of the lease unless another systematic and rational basis was more representative of the time pattern in which the use benefit was derived from the leased property. Renewal options in leases with rental terms that were higher than those in the primary term were excluded from the calculation of straight-line rent if the renewals were not reasonably assured. The Company commenced rental revenue recognition when the tenant took control of the leased space. The Company recognized lease termination payments as a component of rental revenue in the period received, provided that there were no further obligations under the lease. Revenue related to rental revenue was primarily attributable to services provided to the occupants of our senior living properties.

(4) Operating Segment Data

Tiptree is a holding company that combines specialty insurance operations with investment management expertise. We allocate our capital across our insurance operations and other investments. As such, we classify our business into one reportable segment – Specialty Insurance. Our non-insurance operations, assets and other investments which is comprised of our non-reportable operating segments and other business activities, we refer to as Tiptree Capital. Corporate activities include holding company interest expense, employee compensation and benefits, and other expenses.

Our reportable segment’s income (loss) is reported before income taxes, discontinued operations and non-controlling interests. Segment results incorporate the revenues and expenses of these subsidiaries since they commenced operations or were acquired. For the year ended December 31, 2018, Mortgage and Asset Management, which previously were reportable segments, no longer meet the quantitative threshold for disclosure. Those are now reported in Other, which we refer to as Tiptree Capital. Prior year segments have been conformed to the current year presentation. Intercompany transactions are eliminated.

A description of our reportable segment and of Tiptree Capital are as follows:

Insurance:
Specialty Insurance operations are conducted through Fortegra Financial Corporation (Fortegra), an insurance holding company. Fortegra underwrites and provides specialty insurance products, primarily in the United States, and is a leading provider of credit insurance and asset protection products. Fortegra’s range of products and services include credit protection insurance, warranty

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018
(in thousands, except share data)

and service contract products, and other specialty insurance programs which underwrite niche personal and commercial lines of insurance. We also offer various other insurance related products and services throughout the U.S. through our non-regulated subsidiaries.
Tiptree Capital:
Tiptree Capital includes assets and operations of other non-insurance activities which include:

•
Asset Management operations which are primarily conducted through Tiptree Asset Management Company, LLC (TAMCO), an SEC-registered investment advisor owned by the Company. Results prior to deconsolidation include net income (loss) from consolidated CLOs.

•	Mortgage operations which are conducted through Reliance. The Company’s mortgage origination business originated loans for sale to institutional investors, including GSEs and FHA/VA.

•	Additional operations include the investment in Invesque not held in Specialty Insurance, as well as the operations of our dry bulk vessels, and certain assets classified as held for sale.

The tables below present the components of revenue, expense, pre-tax income (loss), and assets for our reportable segment as well as Tiptree Capital for the following periods:

	Year Ended December 31, 2018
	Specialty Insurance	Tiptree Capital	Total
Total revenue	$549,872	$75,954	$625,826
Total expense	(531,312)	(83,759)	(615,071)
Corporate expense	—	—	(30,551)
Net income (loss) before taxes from continuing operations	$18,560	$(7,805)	$(19,796)
Less: provision (benefit) for income taxes			(5,909)
Net income (loss) from discontinued operations			43,770
Net income (loss) before non-controlling interests			$29,883
Less: net income (loss) attributable to non-controlling interests			5,950
Net income (loss) attributable to Common Stockholders			$23,933

	Year Ended December 31, 2017
	Specialty Insurance	Tiptree Capital	Total
Total revenue	$478,965	$102,833	$581,798
Total expense	(473,561)	(92,954)	(566,515)
Net income attributable to consolidated CLOs	—	10,457	10,457
Corporate expense	—	—	(29,070)
Net income (loss) before taxes from continuing operations	$5,404	$20,336	$(3,330)
Less: provision (benefit) for income taxes			(12,562)
Net income (loss) from discontinued operations			(3,998)
Net income (loss) before non-controlling interests			$5,234
Less: net income (loss) attributable to non-controlling interests			1,630
Net income (loss) attributable to Common Stockholders			$3,604

	Year Ended December 31, 2016
	Specialty Insurance	Tiptree Capital	Total
Total revenue	$394,170	$112,253	$506,423
Total expense	(347,366)	(95,365)	(442,731)
Net income (loss) attributable to consolidated CLOs	—	20,254	20,254
Corporate expense	—	—	(34,806)
Net income (loss) before taxes from continuing operations	$46,804	$37,142	$49,140

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018
(in thousands, except share data)

Year Ended December 31, 2016
Less: provision (benefit) for income taxes	12,515
Net income (loss) from discontinued operations	(4,287)
Net income (loss) before non-controlling interests	$32,338
Less: net income (loss) attributable to non-controlling interests	7,018
Net income (loss) attributable to Common Stockholders	$25,320

The following table summarizes sources of revenue from Tiptree Capital:

	Year Ended December 31,
	2018	2017	2016
Net realized and unrealized gains (losses) (1)	$40,446	$64,110	$72,538
Other investment income (2)	25,541	26,261	26,096
Management fee income	6,694	8,314	9,400
Other	3,273	4,148	4,219
Total Revenue	$75,954	$102,833	$112,253
(1) See Note (5) Investments for the components of Net realized and unrealized gains (losses) related to Tiptree Capital.
(2) See Note (5) Investments for the components of Other investment income.

The following table presents the reportable segment and Tiptree Capital assets for the following periods:

	As of December 31, 2018
	Specialty Insurance	Tiptree Capital	Corporate	Total
Total assets	$1,514,084	$318,420	$32,414	$1,864,918

	As of December 31, 2017
	Specialty Insurance	Tiptree Capital	Corporate	Total
Total assets	$1,367,437	$544,852	$77,453	$1,989,742

(5) Investments

The following table presents the Company's investments related to insurance operations (Specialty Insurance) and investments from other Tiptree investing activities (Tiptree Capital), measured at fair value as of the following periods:

	As of December 31, 2018			As of December 31, 2017
	Specialty Insurance	Tiptree Capital	Total	Specialty Insurance	Tiptree Capital	Total
Available for sale securities, at fair value	$283,563	$—	$283,563	$182,448	$—	$182,448
Loans, at fair value	158,466	56,917	215,383	195,327	62,846	258,173
Equity securities	29,425	93,554	122,979	25,536	—	25,536
Other investments	18,526	56,476	75,002	50,720	8,422	59,142
Total investments	$489,980	$206,947	$696,927	$454,031	$71,268	$525,299

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018
(in thousands, except share data)

Available for Sale Securities, at fair value

All of the Company’s investments in available for sale securities (AFS) as of December 31, 2018 and December 31, 2017 are held by subsidiaries in the specialty insurance business. The following tables present the Company's investments in available for sale securities:

	As of December 31, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$71,945	$266	$(463)	$71,748
Obligations of state and political subdivisions	67,624	280	(458)	67,446
Corporate securities	96,888	78	(1,241)	95,725
Asset backed securities	41,912	14	(1,274)	40,652
Certificates of deposit	1,241	—	—	1,241
Obligations of foreign governments	6,750	12	(11)	6,751
Total	$286,360	$650	$(3,447)	$283,563

	As of December 31, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$48,399	$20	$(474)	$47,945
Obligations of state and political subdivisions	47,211	190	(420)	46,981
Corporate securities	62,125	195	(345)	61,975
Asset backed securities	23,369	182	(58)	23,493
Certificates of deposit	896	—	—	896
Equity securities	595	10	(17)	588
Obligations of foreign governments	562	9	(1)	570
Total	$183,157	$606	$(1,315)	$182,448

The amortized cost and fair values of investments in debt securities, by contractual maturity date, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Excluded from this table are equity securities since they have no contractual maturity.

	As of
	December 31, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$30,920	$30,836	$26,399	$26,363
Due after one year through five years	167,201	166,366	86,287	85,852
Due after five years through ten years	32,805	32,185	41,442	41,085
Due after ten years	13,522	13,524	5,065	5,067
Asset-backed securities	41,912	40,652	23,369	23,493
Total	$286,360	$283,563	$182,562	$181,860

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018
(in thousands, except share data)

The following tables summarize the gross unrealized losses on available for sale securities in an unrealized loss position:

	As of December 31, 2018
	Less Than or Equal to One Year			More Than One Year
	Fair value	Gross unrealized losses	# of Securities	Fair value	Gross unrealized losses	# of Securities
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$14,844	$(70)	51	$19,495	$(393)	128
Obligations of state and political subdivisions	15,830	(30)	41	21,594	(428)	115
Corporate securities	47,976	(393)	352	28,517	(848)	404
Asset-backed securities	37,613	(1,262)	35	614	(12)	5
Obligations of foreign governments	2,313	(6)	15	1,301	(5)	8
Total	$118,576	$(1,761)	494	$71,521	$(1,686)	660

	As of December 31, 2017
	Less Than or Equal to One Year			More Than One Year
	Fair value	Gross unrealized losses	# of Securities	Fair value	Gross unrealized losses	# of Securities
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$37,918	$(291)	115	$7,584	$(183)	56
Obligations of state and political subdivisions	24,165	(135)	96	7,294	(285)	48
Corporate securities	37,573	(179)	295	6,568	(166)	127
Asset-backed securities	1,297	(58)	2	—	—	—
Equity securities	295	(15)	3	63	(2)	2
Obligations of foreign governments	371	(1)	1	—	—	—
Total	$101,619	$(679)	512	$21,509	$(636)	233
The Company does not intend to sell the investments that were in an unrealized loss position as of December 31, 2018, and management believes that it is more likely than not that the Company will be able to hold these securities until full recovery of their amortized cost basis for fixed maturity securities. The unrealized losses were attributable to changes in interest rates and not credit-related issues. As of December 31, 2018 and December 31, 2017, based on the Company's review, none of the fixed maturity securities were deemed to be other-than-temporarily impaired based on the Company's analysis of the securities and its intent to hold the securities until recovery.

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

	As of December 31,
	2018	2017
Fair value of restricted investments for special deposits required by state insurance departments	$9,398	$6,101
Fair value of restricted investments in trust pursuant to reinsurance agreements	24,931	10,175
Total fair value of restricted investments	$34,329	$16,276

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018
(in thousands, except share data)

The following table presents additional information on the Company’s available for sale securities:

	Year Ended December 31,
	2018	2017	2016
Purchases of available for sale securities	$192,288	$117,735	$24,652

Proceeds from maturities, calls and prepayments of available for sale securities	$30,089	$32,157	$27,859

Gains (losses) realized on maturities, calls and prepayments of available for sale securities	$(30)	$5	$87

Gross proceeds from sales of available for sale securities	$56,191	$48,252	$66,891

Gains (losses) realized on sales of available for sale securities	$(789)	$430	$938

Loans, at fair value

The following tables present the Company’s investments in loans measured at fair value and the Company’s investments in loans, measured at fair value pledged as collateral:

	As of December 31, 2018				As of December 31, 2017
	Fair value	Unpaid principal balance (UPB)	Fair value exceeds / (below) UPB	Pledged as Collateral	Fair value	Unpaid principal balance (UPB)	Fair value exceeds / (below) UPB	Pledged as Collateral
Specialty Insurance:
Corporate loans (1)	$130,910	$136,475	$(5,565)	$120,202	$157,661	$157,834	$(173)	$154,279
Non-performing loans (2)	27,556	33,887	(6,331)	—	37,666	52,872	(15,206)	30,703
Tiptree Capital:
Mortgage loans held for sale	56,917	54,679	2,238	56,441	62,846	60,764	2,082	62,212
Total loans, at fair value	$215,383	$225,041	$(9,658)	$176,643	$258,173	$271,470	$(13,297)	$247,194
(1) The UPB of these loans approximates cost basis.
(2) The cost basis of NPLs was approximately $21,555 and $32,398 at December 31, 2018 and December 31, 2017, respectively.

As of December 31, 2018 and December 31, 2017, there were no mortgage loans held for sale 90 days or more past due.

Equity securities

Equity securities, at fair value, represents the carrying amount of the Company's basis in equity investments. Included within the equity securities balance are 16.6 million shares of Invesque Inc. for which the company has elected to apply the fair value option as described in Note—(3) Dispositions, Assets Held for Sale and Discontinued Operations. The following table contains information regarding the Company’s equity securities related to insurance operations and other Tiptree investing activity as of the following periods:

	As of December 31, 2018			As of December 31, 2017
	Specialty Insurance	Tiptree Capital	Total	Specialty Insurance	Tiptree Capital	Total
Invesque Inc.	$19,584	$93,554	$113,138	$—	$—	$—
Other equity securities	9,841	—	9,841	25,536	—	25,536
Total equity securities	$29,425	$93,554	$122,979	$25,536	$—	$25,536

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018
(in thousands, except share data)

Other Investments

The following table contains information regarding the Company’s other investments as of the following periods:

	December 31, 2018			December 31, 2017
	Specialty Insurance	Tiptree Capital	Total	Specialty Insurance	Tiptree Capital	Total
Vessels, net (1)	$—	$50,125	$50,125	$—	$—	$—
Real estate (2)	10,019	—	10,019	35,282	—	35,282
Other	8,507	6,351	14,858	15,438	8,422	23,860
Total other investments	$18,526	$56,476	$75,002	$50,720	$8,422	$59,142
(1) Net of accumulated depreciation of $898 and $0, respectively.
(2) Includes real estate, net and foreclosed residential real estate property. Real estate, net of $19,226 as of December 31, 2017 was disposed of as part of the sale of Care. See Note (3) Dispositions, Assets Held for Sale and Discontinued Operations.

Net Investment Income - Specialty Insurance

Net investment income represents investment income and expense from investments related to insurance operations as disclosed within net investment income on the consolidated statements of operations. The following tables present the components of net investment income by source of income:

	Year Ended December 31,
	2018	2017	2016
Interest:
Available for sale securities, at fair value	$6,560	$3,490	$3,075
Loans, at fair value	10,809	11,073	7,999
Other investments	1,350	566	390
Dividends from equity securities	2,092	2,043	2,981
Other	97	800	78
Subtotal	20,908	17,972	14,523
Less: investment expenses	1,729	1,686	1,542
Net investment income	$19,179	$16,286	$12,981

Other Investment Income - Tiptree Capital

Other investment income represents other income from other Tiptree non-insurance activities as disclosed within other revenue on the consolidated statements of operations, see Note (15) Other Revenue, Other Expenses and Other Income. The following tables present the components of other investment income by type:

	Year Ended December 31,
	2018	2017	2016
Interest income:
Loans, at fair value	$4,343	$3,555	$4,094
Loans at amortized cost, net	—	8,368	8,440
Other	175	184	—
Dividends from equity securities	9,224	—	—
Loan fee income:
Loans, at fair value	7,827	10,596	8,651
Loans at amortized cost, net	—	3,558	4,911
Charter revenue from vessels	3,972	—	—
Other investment income	$25,541	$26,261	$26,096

Net realized and unrealized gains (losses)

The following table presents the components of net realized and unrealized gains (losses) recorded on the consolidated statements

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018
(in thousands, except share data)

of operations. Net unrealized gains (losses) on available for sale securities are included within other comprehensive income, and as such, are not included in this table:

	Year Ended December 31,
	2018	2017	2016
Net realized gains (losses)
Specialty Insurance:
Reclass of unrealized gains (losses) on AFS from OCI	$(819)	$435	$1,026
Net gain (loss) on loans	2,071	5,380	1,380
Net gain (loss) on equity securities	2,721	—	—
Other	1,627	—	—
Tiptree Capital:
Gain on sale of loans	61,147	64,296	66,999
Other	(2,084)	(5,686)	1,406
Subtotal	64,663	64,425	70,811
Net unrealized gains (losses)
Specialty Insurance:
Net change in unrealized gains (losses) on loans	(4,730)	1,435	5,063
Net unrealized gains (losses) on equity securities held at year end	(9,815)	(23,753)	7,293
Reclass of unrealized (gains) losses from prior periods for equity securities sold	(2,291)	—	—
Other	(428)	—	—
Tiptree Capital:
Net change in unrealized gains (losses) on loans	194	286	(638)
Net unrealized gains (losses) on equity securities held at year end	(17,134)	—	—
Other	(1,677)	5,214	4,771
Subtotal	(35,881)	(16,818)	16,489
Total net realized and unrealized gains (losses)	$28,782	$47,607	$87,300

(6) Notes and Accounts Receivable, net

The following table summarizes the total notes and accounts receivable, net:

	As of December 31,
	2018	2017
Notes receivable, net - premium financing program	$13,057	$12,225
Accounts and premiums receivable, net	50,880	59,946
Retrospective commissions receivable	84,488	68,064
Trust receivables	53,424	29,060
Other receivables	21,256	17,127
Total	$223,105	$186,422

Notes Receivable, net

The Company has established an allowance for uncollectible amounts against its notes receivable of $97 and $66 as of December 31, 2018 and December 31, 2017, respectively. As of December 31, 2018 and December 31, 2017, there were $368 and $416 in balances classified as 90 days plus past due, respectively. Bad debt expense totaled $195, $374 and $932 for the years ended December 31, 2018, 2017 and 2016, respectively.

Accounts and premiums receivable, net

The Company has established a valuation allowance against its accounts and premiums receivable of $217 and $196 as of December 31, 2018 and December 31, 2017, respectively. Bad debt expense totaled $39, $48 and $36 for the years ended December 31, 2018, 2017 and 2016, respectively.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018
(in thousands, except share data)

(7) Reinsurance Receivables

The following table presents the effect of reinsurance on premiums written and earned by our specialty insurance business for the following periods:

	Direct amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount - assumed to net
For the Year Ended December 31, 2018
Premiums written:
Life insurance	$69,516	$38,239	$1,874	$33,151	5.7%
Accident and health insurance	126,951	85,136	3,229	45,044	7.2%
Property and liability insurance	616,135	277,856	50,346	388,625	13.0%
Total premiums written	812,602	401,231	55,449	466,820	11.9%

Premiums earned:
Life insurance	64,346	32,865	1,766	33,247	5.3%
Accident and health insurance	118,482	80,258	3,262	41,486	7.9%
Property and liability insurance	552,792	231,093	31,405	353,104	8.9%
Total premiums earned	$735,620	$344,216	$36,433	$427,837	8.5%

For the Year Ended December 31, 2017
Premiums written:
Life insurance	$63,196	$32,358	$2,011	$32,849	6.1%
Accident and health insurance	119,227	79,278	3,247	43,196	7.5%
Property and liability insurance	553,111	238,614	27,480	341,977	8.0%
Total premiums written	735,534	350,250	32,738	418,022	7.8%

Premiums earned:
Life insurance	61,780	30,567	1,942	33,155	5.9%
Accident and health insurance	111,124	76,549	3,198	37,773	8.5%
Property and liability insurance	486,913	201,576	15,435	300,772	5.1%
Total premiums earned	$659,817	$308,692	$20,575	$371,700	5.5%

For the Year ended December 31, 2016
Premiums written:
Life insurance	$65,152	$34,044	$2,522	$33,630	7.5%
Accident and health insurance	116,861	79,396	3,335	40,800	8.2%
Property and liability insurance	505,147	257,677	15,270	262,740	5.8%
Total premiums written	687,160	371,117	21,127	337,170	6.3%

Premiums earned:
Life insurance	61,921	30,015	2,543	34,449	7.4%
Accident and health insurance	112,847	79,754	3,262	36,355	9.0%
Property and liability insurance	496,418	343,820	6,034	158,632	3.8%
Total premiums earned	$671,186	$453,589	$11,839	$229,436	5.2%

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018
(in thousands, except share data)

The following table presents the components of policy and contract benefits, including the effect of reinsurance on losses and loss adjustment expenses (LAE) incurred:

	Direct amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount - assumed to net
For the Year Ended December 31, 2018
Losses Incurred
Life insurance	$36,488	$21,037	$886	$16,337	5.4%
Accident and health insurance	18,986	15,666	686	4,006	17.1%
Property and liability insurance	227,512	141,184	28,181	114,509	24.6%
Total losses incurred	282,986	177,887	29,753	134,852	22.1%

	Member benefit claims (1)			17,243
	Total policy and contract benefits			$152,095

For the Year Ended December 31, 2017
Losses Incurred
Life insurance	$33,068	$18,388	$879	$15,559	5.6%
Accident and health insurance	17,512	14,421	752	3,843	19.6%
Property and liability insurance	198,484	118,262	8,915	89,137	10.0%
Total losses incurred	249,064	151,071	10,546	108,539	9.7%

	Member benefit claims (1)			15,420
	Total policy and contract benefits			$123,959

For the Year ended December 31, 2016
Losses Incurred
Life insurance	$32,574	$16,945	$1,184	$16,813	7.0%
Accident and health insurance	19,250	16,339	871	3,782	23.0%
Property and liability insurance	219,538	158,520	3,337	64,355	5.2%
Total losses incurred	271,362	191,804	5,392	84,950	6.3%

	Member benefit claims (1)			21,834
	Total policy and contract benefits			$106,784
(1) - Member benefit claims are not covered by reinsurance.

The following table presents the components of the reinsurance receivables:

	As of December 31,
	2018	2017
Prepaid reinsurance premiums:
Life (1)	$69,436	$65,218
Accident and health (1)	61,606	56,729
Property	178,498	131,735
Total	309,540	253,682

Ceded claim reserves:
Life	3,424	2,988
Accident and health	11,039	9,575
Property	75,748	61,406
Total ceded claim reserves recoverable	90,211	73,969
Other reinsurance settlements recoverable	20,600	25,316
Reinsurance receivables	$420,351	$352,967
(1) Including policyholder account balances ceded.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018
(in thousands, except share data)

The following table presents the aggregate amount included in reinsurance receivables that is comprised of the three largest receivable balances from non-affiliated reinsurers:

As of
December 31, 2018
Total of the three largest receivable balances from non-affiliated reinsurers	$101,905

As of December 31, 2018, the non-affiliated reinsurers from whom our specialty insurance business has the largest receivable balances were: MFI Insurance Company, LTD (A. M. Best Rating: Not rated), Freedom Insurance Company, LTD (A. M. Best Rating: Not rated) and Frandisco Property and Casualty Insurance Company (A. M. Best Rating: Not rated). The related receivables of these reinsurers are collateralized by assets on hand, assets held in trust accounts and letters of credit. As of December 31, 2018, the Company does not believe there is a risk of loss due to the concentration of credit risk in the reinsurance program given the collateralization.

(8) Goodwill and Intangible Assets, net

The following table presents identifiable finite and indefinite-lived intangible assets, accumulated amortization, and goodwill by operating segment and/or reporting unit, as appropriate:

	As of December 31, 2018			As of December 31, 2017
	Specialty Insurance	Other (1)	Total	Specialty Insurance	Other (1)	Total
Customer relationships	$50,500	$—	$50,500	$50,500	$—	$50,500
Accumulated amortization	(18,913)	—	(18,913)	(12,081)	—	(12,081)
Trade names	6,500	800	7,300	6,500	800	7,300
Accumulated amortization	(2,727)	(280)	(3,007)	(2,182)	(200)	(2,382)
Software licensing	8,500	640	9,140	8,500	640	9,140
Accumulated amortization	(6,942)	(320)	(7,262)	(5,242)	(228)	(5,470)
Insurance policies and contracts acquired	36,500	—	36,500	36,500	—	36,500
Accumulated amortization	(35,898)	—	(35,898)	(35,433)	—	(35,433)
Insurance licensing agreements(2)	13,761	—	13,761	13,761	—	13,761
Leases in place (3)	—	—	—	2,324	—	2,324
Accumulated amortization	—	—	—	(142)	—	(142)
Intangible assets, net	51,281	840	52,121	63,005	1,012	64,017
Goodwill	89,854	1,708	91,562	89,854	1,708	91,562
Total goodwill and intangible assets, net	$141,135	$2,548	$143,683	$152,859	$2,720	$155,579
(1) Other is primarily comprised of mortgage operations.
(2) Represents intangible assets with an indefinite useful life. Impairment tests are performed at least annually on these assets.
(3) Disposed of as part of the sale of Care. See Note (3) Dispositions, Assets Held for Sale and Discontinued Operations.

Goodwill

The following table presents the activity in goodwill, by operating segment and/or reporting unit, as appropriate, and includes the adjustments made to the balance of goodwill to reflect the effect of the final valuation adjustments made for acquisitions, as well as the reduction to any goodwill attributable to discontinued operations or impairment related charges:

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018
(in thousands, except share data)

	Specialty Insurance	Other	Total
Balance at December 31, 2015	$89,854	$2,913	$92,767
Balance at December 31, 2016	$89,854	$2,913	$92,767
Goodwill divested (1)	—	(1,205)	(1,205)
Balance at December 31, 2017	$89,854	$1,708	$91,562
Balance at December 31, 2018	$89,854	$1,708	$91,562

Accumulated impairments	$—	$699	$699
(1) Related to the sale of our commercial lending business. See Note (3) Dispositions, Assets Held for Sale and Discontinued Operations.

The Company conducts annual impairment tests of its goodwill as of October 1. The Company’s impairment testing for each period did not indicate any goodwill impairment, as each of the Company’s reporting units with goodwill had a fair value that was substantially in excess of its carrying value. For the years ended December 31, 2018, 2017 and 2016, respectively, no impairment was recorded on the Company’s goodwill or intangibles.

Intangible Assets, net

The following table presents the activity, by operating segment and/or reporting unit, as appropriate, in finite and indefinite-lived other intangible assets and includes the adjustments made to the balance to reflect the effect of any final valuation adjustments made for acquisitions, as well as any reduction attributable to discontinued operations or impairment-related charges:

	Specialty Insurance	Other	Total
Balance at December 31, 2015	82,677	1,354	84,031
Intangible assets acquired in 2016	1,317	—	1,317
Less: amortization expense	(11,519)	(171)	(11,690)
Balance at December 31, 2016	$72,475	$1,183	$73,658
Intangible assets acquired in 2017	1,768	—	1,768
Less: amortization expense	(11,238)	(171)	(11,409)
Balance at December 31, 2017	$63,005	$1,012	$64,017
Intangible assets divested	(2,167)	—	(2,167)
Less: amortization expense	(9,557)	(172)	(9,729)
Balance at December 31, 2018	$51,281	$840	$52,121

The following table presents the amortization expense on finite-lived intangible assets for the following periods:

	Year Ended December 31,
	2018	2017	2016
Amortization expense on intangible assets	$9,729	$11,409	$11,690

The following table presents the amortization expense on finite-lived intangible assets for the next five years by operating segment and/or reporting unit, as appropriate:

	As of December 31, 2018
	Specialty Insurance	Other	Total
2019	$7,726	$171	$7,897
2020	5,150	171	5,321
2021	4,333	171	4,504
2022	3,649	126	3,775
2023	3,212	80	3,292
2024 and thereafter	13,450	121	13,571
Total	$37,520	$840	$38,360

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018
(in thousands, except share data)

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

The following table summarizes the gross notional and fair value amounts of derivatives (on a gross basis) categorized by underlying risk:

	As of December 31, 2018			As of December 31, 2017
	Notional values	Asset derivatives	Liability derivatives	Notional values	Asset derivatives	Liability derivatives
Interest rate risk:
Interest rate lock commitments	$122,477	$3,460	$—	$190,645	$4,808	$—
Forward delivery contracts	41,383	5	52	71,152	30	—
TBA mortgage backed securities	129,000	39	824	197,000	175	117
Total	$292,860	$3,504	$876	$458,797	$5,013	$117

Derivatives Designated as Cash Flow Hedging Instruments

The following table presents the fair value and the related outstanding notional amounts of the Company's cash flow hedging derivative instruments and indicates where the Company records each amount in its consolidated balance sheets:

		As of
	Balance Sheet Location	December 31, 2018 (1)	December 31, 2017
Unrealized gain (loss), net of tax, on the fair value of interest rate swaps	AOCI	$—	$2,074
(1) Deconsolidated of as part of the sale of Care. See Note (3) Dispositions, Assets Held for Sale and Discontinued Operations.

The following table presents the pretax impact of the cash flow hedging derivative instruments on the consolidated financial

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018
(in thousands, except share data)

statements for the following periods:

	Year Ended December 31,
	2018	2017	2016
Gains (losses) recognized in AOCI on the derivative-effective portion	$1,111	$282	$2,210

(Gains) losses reclassified from AOCI into income-effective portion	$(3,845)	$184	$121

Gains (losses) recognized in income on the derivative-ineffective portion	$—	$—	$240

(10) Debt, net

The following table summarizes the balance of the Company’s debt obligations, net of discounts and deferred financing costs.

		Stated interest rate or range of rates	Maximum borrowing capacity as of	As of December 31,
Debt Type	Stated maturity date		December 31, 2018	2018	2017
Corporate debt
Secured corporate credit agreements	April 2019 - September 2020	LIBOR + 1.00% to 5.50%	$132,090	$72,090	$28,500
Junior subordinated notes	October 2057	8.50%	125,000	125,000	125,000
Preferred trust securities	June 2037	LIBOR + 4.10%	35,000	35,000	35,000
Total corporate debt				232,090	188,500
Asset based debt (1)
Asset based revolving financing (2)	April 2019 - August 2023	LIBOR + 2.00% to 2.60%	130,000	86,092	118,794
Residential mortgage warehouse borrowings (3)	May 2019 - August 2019	LIBOR + 2.00% to 3.00%	76,000	46,091	48,810
Total asset based debt				132,183	167,604
Total debt, face value				364,273	356,104
Unamortized discount, net				(504)	(191)
Unamortized deferred financing costs				(9,686)	(9,832)
Total debt, net				$354,083	$346,081

(1) Asset based debt is generally recourse only to specific assets and related cash flows.
(2) The weighted average coupon rate for asset based revolving financing was 4.30% and 4.17% at December 31, 2018 and December 31, 2017, respectively.
(3) The weighted average coupon rate for residential mortgage warehouse borrowings was 4.66% and 4.27% at December 31, 2018 and December 31, 2017, respectively.

The table below presents the amount of interest expense the Company incurred on its debt for the following periods:

	Year Ended December 31,
	2018	2017	2016
Interest expense - corporate debt	$18,162	$12,838	$10,322
Interest expense - asset based debt	8,851	12,759	10,591
Interest expense on debt	$27,013	$25,597	$20,913

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018
(in thousands, except share data)

The following table presents the future maturities of the unpaid principal balance on the Company’s debt as of:

December 31, 2018
2019	$50,840
2020	72,090
2021	—
2022	—
2023	81,343
Thereafter	160,000
Total	$364,273

The following narrative is a summary of certain of the terms of our debt agreements for the period ended December 31, 2018:
Corporate Debt

Secured Corporate Credit Agreements
On May 4, 2018, the Company entered into a Fifth Amendment to the Credit Agreement with Fortress providing for an additional $47,000 borrowing for a total principal amount outstanding of $75,000 as of the borrowing date. The Fifth Amendment extends the maturity date of all term loans under the Credit Agreement from September 18, 2018 to September 18, 2020. The amended facility also has a new interest rate at a variable rate equal to one-month LIBOR with a LIBOR floor of 1.25%, plus a margin of 5.50% per annum. As of December 31, 2018 and December 31, 2017, a total of $72,090 and $28,500, respectively, was outstanding under the agreement.

On December 21, 2017, a subsidiary in our specialty insurance business entered into a $30,000 revolving line of credit which bears interest at a rate equal to the 30-day LIBOR rate plus 1.00% and has a $30,000 accordion feature. The facility is secured by substantially all the assets of the subsidiary and had a maturity date of December 20, 2018, and was renewed with a new maturity date of April 28, 2019. It contains terms and conditions typical for a transaction of this type, such as maximum debt incurrence and restricted payments. As of December 31, 2018 and December 31, 2017, nothing was outstanding under the agreement.

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

Preferred Trust Securities
A subsidiary in our specialty insurance business has $35,000 of preferred trust securities due June 15, 2037. Interest is payable quarterly at an interest rate of LIBOR plus 4.10%. The Company may redeem the preferred trust securities, in whole or in part, at a price equal to the full outstanding principal amount of such preferred trust securities outstanding plus accrued and unpaid interest.
Asset Based Debt

Asset Backed Revolving Financing
The $11,917 balance as of December 31, 2017 of the NPL financing in our specialty insurance business was paid off and the borrowing was extinguished in 2018.

The Company has financed purchases of certain investments in corporate loans with asset-based leverage. These investments are held in our specialty insurance business. Such borrowings are generally recourse only to the specific investments. Repayment is based upon a specific maturity date of August 2023 with a maximum borrowings of $105,000 (reduced from $150,000 in

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018
(in thousands, except share data)

November 2018) and an interest rate of LIBOR plus 2.00%. As of December 31, 2018 and December 31, 2017, a total of $81,343 and $101,428, respectively, was outstanding under the financing agreement.

An asset backed revolving borrowing in our specialty insurance premium finance business with a maximum borrowing capacity of $15,000 matured in April 2017. A new borrowing, maturing in April 2019 with an interest rate of LIBOR plus 2.60% and a maximum borrowing capacity of $25,000, was used to pay off the matured borrowing. As of December 31, 2018 and December 31, 2017, a total of $4,749 and $5,449, respectively, was outstanding under the financing agreement.

Residential Mortgage Warehouse Borrowings
The Company, through a subsidiary in its mortgage business has three warehouse borrowings with a total borrowing capacity at December 31, 2018 of $76,000. Such warehouse facilities are recourse to the assets of the subsidiary and are secured by liens on cash escrow and the loans held for sale in the warehouse. These credit agreements contain customary financial covenants that require, among other items, minimum amounts of tangible net worth, profitability, maximum indebtedness ratios, and minimum liquid assets. As of December 31, 2018 and 2017, a total of $46,091 and $48,810, respectively, was outstanding under such financing agreements.

Luxury has three warehouse borrowings with a total borrowing capacity at December 31, 2018 of $95,000. As of December 31, 2018 and 2017, a total of $61,381and $53,835, respectively, was outstanding under such financing agreements. At December 31, 2018 and December 31, 2017 the debt for this subsidiary was included within liabilities held for sale.

As of December 31, 2018, the Company is in compliance with the representations and covenants for outstanding borrowings or has obtained waivers for any events of non-compliance.

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

Available for Sale Securities

Available for sale securities are generally classified within either Level 1 or Level 2 of the fair value hierarchy and are based

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018
(in thousands, except share data)

on prices provided by an independent pricing service and a third party investment manager who provide a single price or quote per security.

The following details the methods and assumptions used to estimate the fair value of each class of available for sale securities and the applicable level each security falls within the fair value hierarchy:

U.S Treasury Securities, Obligations of U.S. Government Authorities and Agencies, Obligations of State and Political Subdivisions, Corporate Securities, Asset-Backed Securities, and Obligations of Foreign Governments: Fair values were obtained from an independent pricing service and a third party investment manager. The prices provided by the independent pricing service are based on quoted market prices, when available, non-binding broker quotes, or matrix pricing and fall under Level 2 or Level 3 of the fair value hierarchy.

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

The Company’s investment in Invesque is subject to certain contractual and functional sale restrictions. The functional restriction period is sequential to the contractual restriction period. As of December 31, 2018, the weighted average estimated contractual sale restriction period was 3 months, with 70% of the shares restricted from sale for a period from 1 to 7 months. In addition, as of December 31, 2018 the weighted average estimated functional restriction period was 0.8 months, with 70% of the shares restricted for a period from 0.75 to 2.25 months. The fair value of the Invesque shares is based on the market price adjusted for the impact of these restrictions, and as a result of the discount on the Invesque investment, the fair value measurement falls under Level 2 of the fair value hierarchy.

Loans, at fair value

Corporate Loans: These loans are comprised of a diversified portfolio of middle market and broadly syndicated leveraged loans and are generally classified within either Level 2 or Level 3 in the fair value hierarchy. To determine fair value, the Company uses quoted prices which include those provided from pricing vendors, where available. We perform internal price verification procedures to ensure that the prices and quotes provided from the independent pricing vendors are reasonable. Such verification procedures include comparison of pricing sources and analysis of variances among pricing sources. The Company has evaluated each loan’s respective liquidity and has additionally performed valuation benchmarking. The key characteristics which were evaluated as part of this determination were liquidity ratings, price changes to index benchmarks, depth of quotes, credit ratings and industry trends.

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

NPLs that have become REOs were measured at fair value on a non-recurring basis at the time of transfer during the year ended December 31, 2018 and the year ended December 31, 2017. The carrying value of REOs at December 31, 2018 and December 31, 2017 was $10,019 and $16,056, respectively. Upon conversion to REO, the fair value is estimated using broker price opinion

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018
(in thousands, except share data)

(BPO). BPOs are subject to judgments of a particular broker formed by visiting a property, assessing general home values in an area, reviewing comparable listings, and reviewing comparable completed sales. These judgments may vary among brokers and may fluctuate over time based on housing market activities and the influx of additional comparable listings and sales. REO is included in other investments. Subsequent to conversion, REOs are carried at lower of cost or market.

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

The following tables present the Company’s fair value hierarchies for financial assets and liabilities, measured on a recurring basis:

	As of December 31, 2018
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value
Assets:
Available for sale securities, at fair value:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$71,748	$—	$71,748
Obligations of state and political subdivisions	—	67,446	—	67,446
Obligations of foreign governments	—	6,751	—	6,751
Certificates of deposit	1,241	—	—	1,241
Asset backed securities	—	39,144	1,508	40,652
Corporate securities	—	95,725	—	95,725
Total available for sale securities, at fair value	1,241	280,814	1,508	283,563

Loans, at fair value:
Corporate loans	—	22,697	108,213	130,910
Mortgage loans held for sale	—	56,917	—	56,917
Non-performing loans	—	—	27,556	27,556
Total loans, at fair value	—	79,614	135,769	215,383

Equity securities, at fair value	9,323	113,138	518	122,979

Other investments:
Derivative assets:
Forward delivery contracts	—	5		5
Interest rate lock commitments	—	—	3,460	3,460
TBA mortgage backed securities	—	39	—	39
Total derivative assets	—	44	3,460	3,504
CLOs	—	—	5,027	5,027
Total other investments, at fair value	—	44	8,487	8,531

Total	$10,564	$473,610	$146,282	$630,456

Liabilities:
Derivative liabilities:
Forward delivery contracts	$—	$52	$—	$52
TBA mortgage backed securities	—	824	—	824
Total derivative liabilities (included in other liabilities and accrued expenses)	—	876	—	876

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018
(in thousands, except share data)

	As of December 31, 2018
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value
Total	$—	$876	$—	$876

	As of December 31, 2017
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value
Assets:
Available for sale securities, at fair value:
Equity securities	$541	$—	$47	$588
U.S. Treasury securities and obligations of U.S. government authorities and agencies	—	47,945	—	47,945
Obligations of state and political subdivisions	—	46,981	—	46,981
Obligations of foreign governments	—	570	—	570
Certificates of deposit	896	—	—	896
Asset backed securities	—	23,493	—	23,493
Corporate bonds	—	61,975	—	61,975
Total available for sale securities, at fair value	1,437	180,964	47	182,448

Loans, at fair value:
Corporate loans	—	40,925	116,736	157,661
Mortgage loans held for sale	—	62,846	—	62,846
Non-performing loans	—	—	37,666	37,666
Total loans, at fair value	—	103,771	154,402	258,173

Equity securities, at fair value	25,536	—	—	25,536

Other investments:
Derivative assets:
Forward delivery contracts	—	30	—	30
Interest rate lock commitments	—	—	4,808	4,808
TBA mortgage backed securities	—	175	—	175
Total derivative assets	—	205	4,808	5,013
CLOs	—	—	3,409	3,409
Total other investments, at fair value	—	205	8,217	8,422

Total	$26,973	$284,940	$162,666	$474,579

Liabilities:
Derivative liabilities:
TBA mortgage backed securities	$—	$117	$—	$117
Total derivative liabilities (included in other liabilities and accrued expenses)	—	117	—	117
Total	$—	$117	$—	$117

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018
(in thousands, except share data)

The following table represents additional information about assets that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value for the following periods:

	Year Ended December 31,
	2018 (1)	2017 (1)
	Non-CLO assets	Non-CLO assets	CLO assets
Balance at January 1,	$162,666	$211,192	$585,870
Net realized gains (losses)	521	8,835	(1,668)
Net unrealized gains (losses)	(4,123)	923	89
Origination of IRLC	49,067	73,554	—
Purchases	65,661	64,718	76,123
Sales (1)	(71,282)	(102,725)	(193,205)
Issuances	373	683	675
Transfer into Level 3 (1)	12,748	—	17,601
Transfer adjustments (out of) Level 3 (1)	(11,567)	(9,089)	(23,427)
Deconsolidation of CLOs due to sale	—	2,817	(462,058)
Conversion to real estate owned	(7,367)	(15,033)	—
Conversion to mortgage held for sale	(50,415)	(72,519)	—
Transfer to assets held for sale	—	(690)	—
Balance at December 31,	$146,282	$162,666	$—

Changes in unrealized gains (losses) included in earnings related to assets still held at period end	$(2,971)	$3,809	$—
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

The following table represents additional information about liabilities that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value for the following periods:

	Year Ended December 31,
	2018	2017
	Non-CLO liabilities	Non-CLO liabilities	CLO liabilities
Balance at January 1,	$—	$3,084	$912,034
Net unrealized (gains) losses	—	—	(1,377)
Settlements	—	(4,838)	(155,194)
Dispositions	—	—	(49,011)
FV adjustment	—	1,754	—
Deconsolidation of CLOs due to sale	—	—	(706,452)
Balance at December 31,	$—	$—	$—

Changes in unrealized (gains) losses included in earnings related to liabilities still held at period end	$—	$—	$—

The following is quantitative information about Level 3 assets with significant unobservable inputs used in fair valuation.

	Fair Value as of				Actual or Range (Weighted average)
Assets	December 31, 2018	December 31, 2017	Valuation technique	Unobservable input(s)	December 31, 2018	December 31, 2017
Interest rate lock commitments	$3,460	$4,808	Internal model	Pull through rate	50% - 95%	50% - 95%
NPLs	27,556	37,666	Discounted cash flow	See table below (1)	See table below	See table below
Total	$31,016	$42,474

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018
(in thousands, except share data)

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

	As of December 31, 2018			As of December 31, 2017
Unobservable inputs	High	Low	Average(1)	High	Low	Average(1)
Discount rate	30.0%	16.0%	23.6%	30.0%	16.0%	23.5%
Loan resolution time-line (Years)	2.1	0.6	1.2	2.3	0.5	1.3
Value of underlying properties	$1,780	$55	$383	$1,775	$40	$306
Holding costs	14.7%	5.0%	6.9%	22.0%	5.3%	7.6%
Liquidation costs	14.2%	8.4%	9.2%	16.8%	8.4%	9.4%
Note rate	6.0%	3.0%	4.9%	6.0%	3.0%	4.8%
Secondary market transaction prices/UPB	88.3%	74.5%	83.3%	88.5%	75.5%	83.4%

(1)	Weighted based on value of underlying properties.

The following table presents the carrying amounts and estimated fair values of financial assets and liabilities that are not recorded at fair value and their respective levels within the fair value hierarchy:

	As of December 31, 2018			As of December 31, 2017
	Level within fair value hierarchy	Fair value	Carrying value	Level within fair value hierarchy	Fair value	Carrying value
Assets:
Debentures	2	$5,134	$5,134	2	$4,163	$4,163
Notes and accounts receivable, net	2	13,057	13,057	2	12,225	12,225
Total assets		$18,191	$18,191		$16,388	$16,388

Liabilities:
Debt, net	3	$363,769	$363,769	3	$356,537	$355,913
Total liabilities		$363,769	$363,769		$356,537	$355,913
Debentures: Since interest rates on debentures are at current market rates for similar credit risks, the carrying amount approximates fair value. These values are net of allowance for doubtful accounts.

Notes and Accounts Receivable: To the extent that carrying amounts differ from fair value, fair value is determined based on contractual cash flows discounted at market rates for similar credits. Categorized as Level 2 of the fair value hierarchy.

Debt: The carrying value, which approximates fair value of LIBOR based debt, represents the total debt balance at face value excluding the unamortized discount. The fair value of the Junior subordinated notes is determined based on dealer quotes. Categorized as Level 3 of the fair value hierarchy.

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
December 31, 2018
(in thousands, except share data)

Due from Brokers, Dealers, and Trustees and Due to Brokers, Dealers and Trustees: The carrying amounts are included in other assets and other liabilities and accrued expenses and approximate their fair value due to their short‑term nature. Categorized as Level 2 of the fair value hierarchy.

(12) Liability for Unpaid Claims and Claim Adjustment Expenses

The following tables present undiscounted information about incurred and paid claims development as of December 31, 2018, net of reinsurance, as well as cumulative claim frequency and the total of incurred-but-not-reported liabilities plus expected development on reported claims included within the net incurred claims amounts. This information is presented in the aggregate for all short-duration contracts, due to the commonality of claims characteristics. The tables reflect three years of information because historically over 99% of incurred losses have been paid within three years of the accident period.

Roll forward of Claim Liability

The following table presents the activity in the net liability for unpaid losses and allocated loss adjustment expenses of short-duration contracts for the following periods:

	For the Year Ended December 31,
	2018	2017
Policy liabilities and unpaid claims balance as of January 1,	$112,003	$103,391
Less : liabilities of policy-holder accounts balances, gross	(15,474)	(17,417)
Less : non-insurance warranty benefit claim liabilities	(58)	(91)
Gross liabilities for unpaid losses and loss adjustment expenses	96,471	85,883
Less : reinsurance recoverable on unpaid losses - short duration	(73,778)	(63,112)
Less : other lines, gross	(224)	(208)
Net balance as of January 1, short duration	22,469	22,563

Incurred (short duration) related to:
Current year	129,352	103,306
Prior years	2,509	3,347
Total incurred	131,861	106,653

Paid (short duration) related to:
Current year	105,740	84,493
Prior years	20,975	22,254
Total paid	126,715	106,747

Net balance as of December 31, short duration	27,615	22,469
Plus : reinsurance recoverable on unpaid losses - short duration	90,016	73,778
Plus : other lines, gross	227	224
Gross liabilities for unpaid losses and loss adjustment expenses	117,858	96,471
Plus : liabilities of policy-holder accounts balances, gross	13,659	15,474
Plus : non-insurance warranty benefit claim liabilities	94	58
Policy liabilities and unpaid claims balance as of December 31,	$131,611	$112,003

The following schedule reconciles the total on short duration contracts per the table above to the amount of total losses incurred as presented in the consolidated statement of operations, excluding the amount for member benefit claims:

	Year Ended December 31,
	2018	2017	2016
Short duration incurred	$131,861	$106,653	$82,579
Other lines incurred	124	123	277
Unallocated loss adjustment expense	2,867	1,763	2,094
Total losses incurred	$134,852	$108,539	$84,950

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018
(in thousands, except share data)

For the year ended December 31, 2018, the Company’s specialty insurance business experienced an increase in prior year case development of $2,509 primarily from its non-standard auto business.

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

Incurred and Paid Development

The following table presents information about incurred and paid loss development and average claim duration as of December 31, 2018, net of reinsurance, as well as cumulative claim frequency and the total of incurred-but-not-reported liabilities plus expected development on reported claims included within the net incurred claims amounts. The cumulative number of reported claims represents open claims, claims closed with payment, and claims closed without payment. It does not include an estimated count of unreported claims. The number of claims is measured by claim event. The Company considers a claim that does not result in a liability as a claim closed without payment.

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance				As of December 31, 2018
	For the Years Ended December 31,			Total of Incurred-but-Not-Reported Liabilities Plus Expected Development of Reported Claims	Cumulative Number of Reported Claims
Accident Year	2016	2017	2018
2016	$84,178	$87,290	$87,993	$474	256
2017		103,306	104,898	$1,749	322
2018			129,352	$19,005	316
		Total	$322,243

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2016	2017	2018
2016	$62,989	$84,185	$86,531
2017		84,493	102,620
2018			105,740
		Total	$294,891
All outstanding liabilities before 2016, net of reinsurance			263
Liabilities for loss and loss adjustment expenses, net of reinsurance			$27,615

Duration
The following table presents supplementary information about average historical claims duration as of December 31, 2018 for short duration contracts:

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3
Short duration	78.0%	20.0%	2.0%

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018
(in thousands, except share data)

Reconciliation of Reserves to Balance Sheet

The following table presents a reconciliation of net outstanding liabilities for unpaid loss and loss adjustment expenses of short-duration contracts to the consolidated balance sheet value of policy liabilities and unpaid claims:

As of December 31,
2018
Net outstanding liabilities:
Short duration	$27,615
Insurance lines other than short-duration	32
Total liabilities for unpaid losses and loss adjustment expenses, net of reinsurance	27,647

Reinsurance recoverable on unpaid losses and loss adjustment expenses:
Short duration	90,016
Other insurance lines	195
Total reinsurance recoverable on unpaid losses and loss adjustment expenses	90,211

Total gross liability for unpaid losses and loss adjustment expenses	117,858
Liabilities of policy-holder accounts balances, gross	13,659
Non-insurance warranty benefit claim liabilities	94
Total policy liabilities and unpaid claims	$131,611

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

	Year Ended December 31,
	2018	2017	2016
Asset management fee income	$6,694	$8,314	$9,400
Warranty coverage revenue	26,058	18,385	22,709
Car club revenue	32,242	31,501	32,742
Other	7,840	7,987	10,243
Revenue from contracts with customers	$72,834	$66,187	$75,094

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018
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

Information on Remaining Performance Obligations
We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at December 31, 2018.

Contract Balances
The timing of our revenue recognition may differ from the timing of payment by our customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied.

The table below presents the activity in the significant deferred assets and liabilities related to revenue from contracts with customers for the year ended December 31, 2018.

	January 1, 2018			December 31, 2018
	Beginning balance	Additions	Amortizations	Ending balance
Deferred costs
Warranty coverage revenue	$2,249	$344	$1,319	$1,274
Car club revenue	11,144	25,555	24,510	12,189
Total	$13,393	$25,899	$25,829	$13,463

Deferred revenue
Warranty coverage revenue	$28,324	$37,569	$26,058	$39,835
Car club revenue	14,861	33,509	32,242	16,128
Total	$43,185	$71,078	$58,300	$55,963

Bad debt expense was not material for any period presented.

(14) Other Assets and Other Liabilities and Accrued Expenses

Other Assets

The following table presents the components of other assets as reported in the consolidated balance sheets:

	As of December 31,
	2018	2017
Furniture, fixtures and equipment, net	$6,122	$4,304
Prepaid expenses	7,351	7,297
Income tax receivable	2,307	9,588
Subsidiary sale receivable (1)	10,676	—
Other	19,578	10,395
Total other assets	$46,034	$31,584
(1) Related to the gain contingency on sale of Care recorded in December 2018. See Note (3) Dispositions, Assets Held for Sale and Discontinued Operations.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018
(in thousands, except share data)

The following table presents the depreciation expense related to furniture, fixtures and equipment for the following periods:

	Year Ended December 31,
	2018	2017	2016
Depreciation expense related to furniture, fixtures and equipment	$1,984	$2,555	$2,531

Other Liabilities and Accrued Expenses

The following table presents the components of other liabilities and accrued expenses as reported in the consolidated balance sheets:

	As of December 31,
	2018	2017
Accounts payable and accrued expenses	$63,755	$52,032
Deferred tax liabilities, net	25,433	22,744
Due to brokers	486	8,669
Commissions payable	11,076	14,185
Accrued interest payable	3,452	3,393
Escrow payable	460	6,753
Other	19,528	13,545
Total other liabilities and accrued expenses	$124,190	$121,321

(15) Other Revenue, Other Expenses and Other Income

Other Revenue

The following table presents the components of other revenue as reported in the consolidated statement of operations. Other revenue is primarily generated by Tiptree Capital non-insurance activities except as noted in the footnote to the table.

	Year Ended December 31,
	2018	2017	2016
Other investment income (1)	$25,541	$26,261	$26,096
Management fee income	6,694	8,314	9,400
Other (2)	5,827	7,700	7,078
Total other revenue	$38,062	$42,275	$42,574
(1) See Note (5) Investments for the components of Other investment income.
(2) Includes $2,554, $3,552 and $2,859 related to Specialty Insurance for the year ended December 31, 2018, 2017 and 2016, respectively.

Other Expenses

The following table presents the components of other expenses as reported in the consolidated statement of operations:

	Year Ended December 31,
	2018	2017	2016
Professional fees	$15,216	$16,245	$21,923
General and administrative	16,218	14,800	14,567
Premium taxes	14,026	11,658	8,244
Mortgage origination expenses	8,857	8,822	8,079
Rent and related	11,114	10,379	10,115
Other	12,470	12,535	9,648
Total other expenses	$77,901	$74,439	$72,576

Other Income

The CLOs are considered variable interest entities (VIE) and the Company consolidates entities when it is determined to be the

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018
(in thousands, except share data)

primary beneficiary under current VIE accounting guidance.

During 2017 the Company exited all consolidated CLOs. See Note (3) Dispositions, Assets Held for Sale and Discontinued Operations.

The following table represents revenue and expenses of the consolidated CLOs included in the Company’s consolidated statements of operations for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
Income:
Net realized and unrealized gains (losses)	$—	$2,364	$1,865
Interest income	—	22,539	51,712
Total income	—	24,903	$53,577
Expenses:
Interest expense	—	13,386	$31,033
Other expense	—	1,060	2,290
Total expense	—	14,446	33,323
Net income (loss) attributable to consolidated CLOs	$—	$10,457	$20,254

As summarized in the table below, the application of the measurement alternative results in the consolidated net income summarized above to be equivalent to the Company’s own economic interests in the CLOs which are eliminated upon consolidation:

Economic interests:	Year Ended December 31,
	2018	2017	2016
Distributions received	$—	$5,757	$14,825
Realized and unrealized gains (losses) on subordinated notes held by the Company, net	—	3,559	2,510
Total	—	9,316	17,335
Management fee income	—	1,141	2,919
Total economic interests	$—	$10,457	$20,254

(16) Stockholders’ Equity

On June 5, 2017, in settlement of an option, TFP delivered 1,510,920 shares of the Company’s Common Stock to Tricadia (a related party) for total consideration of approximately $8,100. These shares were delivered using shares accounted for as treasury stock.

On June 21, 2017, a subsidiary of the Company purchased 1,000,000 shares of Common Stock of the Company for aggregate consideration of $7,300. The shares acquired are accounted for as treasury shares and therefore are not outstanding for accounting or voting purposes.

On August 10, 2017, the Company settled a contingent consideration payable related to the acquisition of Reliance in 2015 with 756,046 shares of Common Stock. These shares were delivered from shares accounted for as treasury stock.

On April 10, 2018, the Company completed a reorganization merger whereby TFP merged with and into the Company with the Company continuing as the surviving company (Reorganization Merger). After the Reorganization Merger, TFP ceased to exist and the Company owned 100% of Operating Company. As a result of the merger, the balance of Non-controlling interest - TFP as of the merger date was allocated to Additional paid in capital and Accumulated other comprehensive income (loss), as detailed in the consolidated statement of changes in stockholders’ equity.

In connection with the Reorganization Merger, each TFP limited partner other than Tiptree received 2.798 shares of Class A common stock for each partnership unit, 6,861,561 Class A common shares were issued, and all outstanding Class B common stock was canceled. Outstanding warrants to acquire 652,500 shares of Class A common stock at an exercise price of $11.33 per share owned by TFP were canceled. In addition, warrants to acquire 103,994 shares of Class A common stock at an exercise

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018
(in thousands, except share data)

price of $11.33 were issued to partners of TFP other than Tiptree, and expired unexercised on December 31, 2018. Warrants to acquire 805,986 TFP LP units at $21.232 per unit were canceled and Tiptree issued warrants for 2,255,149 Tiptree shares of Class A common stock at an exercise price of $7.59 per share to holders of the canceled TFP warrants.

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

On March 19, 2018 and December 10, 2018 the Company engaged a broker in connection with a daily stock repurchase program for the repurchase of up to $10.0 million of shares of the Company’s outstanding Common Stock, for a total authorization of $20.0 million. On March 19, 2018, the Company’s Board of Directors authorized the Company to make block repurchases of up to $10.0 million of shares in the aggregate, at the discretion of the Company's Executive Committee. On December 10, 2018 the Company’s Board of Directors replenished the authorization to $10.0 million.

	Year Ended December 31, 2018		As of December 31, 2018
	Number of shares purchased	Average price per share	Remaining repurchase authorization
Share repurchase programs:
March 2018 Program	1,510,577	$6.62	$—
December 2018 Program	66,658	5.46	9,633
Block repurchase program	600,000	6.25	10,000
Total	2,177,235	$6.48	$19,633

The Company declared cash dividends per share for the following periods presented below:

	Dividends per share for the
	Year Ended December 31,
	2018	2017	2016
First Quarter	$0.035	$0.030	$0.025
Second Quarter	0.035	0.030	0.025
Third Quarter	0.035	0.030	0.025
Fourth Quarter (1)	0.035	0.030	0.025
Total cash dividends declared	$0.140	$0.120	$0.100
(1) See Note (24) Subsequent Events for when dividend was declared.
Statutory Reporting and Insurance Company Subsidiaries Dividend Restrictions

The Company's regulated insurance company subsidiaries may pay dividends to our insurance holding company, subject to statutory restrictions. Payments in excess of statutory restrictions (extraordinary dividends) to our insurance holding company are permitted only with prior approval of the insurance department of the applicable state of domicile. The Company eliminated all dividends from its subsidiaries in the consolidated financial statements. For the year ended December 31, 2018 and December 31, 2017, respectively, the Company's insurance company subsidiaries did not pay any ordinary or extra ordinary dividends.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018
(in thousands, except share data)

	As of December 31,
	2018	2017
Combined statutory capital and surplus of the Company's insurance company subsidiaries	$131,859	$105,989

Required minimum statutory capital and surplus	$17,950	$19,200

Amount available for ordinary dividends of the Company's insurance company subsidiaries	$13,532	$10,115

At December 31, 2018, the maximum amount of dividends that our regulated insurance company subsidiaries could pay under applicable laws and regulations without regulatory approval was approximately $13,532. The Company may seek regulatory approval to pay dividends in excess of this permitted amount, but there can be no assurance that the Company would receive regulatory approval if sought.

Under the National Association of Insurance Commissioners (NAIC) Risk-Based Capital Act of 1995, a company's Risk-Based Capital (RBC) is calculated by applying certain risk factors to various asset, claim and reserve items. If a company's adjusted surplus falls below calculated RBC thresholds, regulatory intervention or oversight is required. The Company's insurance company subsidiaries' RBC levels, as calculated in accordance with the NAIC’s RBC instructions, exceeded all RBC thresholds as of December 31, 2018.

The following table presents the net income of the Company’s statutory insurance companies for the following periods:

	Year Ended December 31,
	2018	2017	2016
Net income of statutory insurance companies	$13,986	$9,135	$12,369

(17) Accumulated Other Comprehensive Income (Loss)

The following table presents the activity in accumulated other comprehensive income (loss) (AOCI), net of tax, for the following periods:

	Unrealized gains (losses) on			Amount attributable to noncontrolling interests
	Available for sale securities	Interest rate swaps	Total AOCI (loss)	TFP	Other	Total AOCI (loss) to Tiptree Inc.
Balance at December 31, 2015	$(222)	$111	$(111)	$—	$—	$(111)
Other comprehensive income (losses) before reclassifications	186	1,552	1,738	(128)	(376)	1,234
Amounts reclassified from AOCI	(664)	96	(568)	—	—	(568)
Period change	(478)	1,648	1,170	(128)	(376)	666
Balance at December 31, 2016	$(700)	$1,759	$1,059	$(128)	$(376)	$555
Other comprehensive income (losses) before reclassifications	522	190	712	(94)	(50)	568
Amounts reclassified from AOCI	(282)	125	(157)	—	—	(157)
Period change	240	315	555	(94)	(50)	411
Balance at December 31, 2017	$(460)	$2,074	$1,614	$(222)	$(426)	$966
Other comprehensive income (losses) before reclassifications	(2,257)	835	(1,422)	61	211	(1,150)
Amounts reclassified from AOCI	648	—	648	—	—	648
Reclassification of AOCI - interest rate swaps (1)	—	(2,909)	(2,909)	502	226	(2,181)
Reorganization merger	—	—	—	(341)	—	(341)
Period change	(1,609)	(2,074)	(3,683)	222	437	(3,024)
Balance at December 31, 2018	$(2,069)	$—	$(2,069)	$—	$11	$(2,058)
(1) Relates to the sale of Care. See Note (3) Dispositions, Assets Held for Sale and Discontinued Operations

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018
(in thousands, except share data)

The following table presents the reclassification adjustments out of AOCI included in net income and the impacted line items on the consolidated statement of operations for the following periods:

	Year Ended December 31,			Affected line item in consolidated statement of operations
Components of AOCI	2018	2017	2016
Unrealized gains (losses) on available for sale securities	$(819)	$435	$1,026	Net realized and unrealized gains (losses)
Related tax (expense) benefit	171	(153)	(362)	Provision for income tax
Net of tax	$(648)	$282	664

Unrealized gains (losses) on interest rate swaps	$—	$(184)	(121)	Interest expense
Reclassification of AOCI - interest rate swaps (1)	3,845	—	—	Gain on sale of discontinued operations
Related tax (expense) benefit	(936)	59	25	Provision for income tax
Net of tax	$2,909	$(125)	(96)
(1) Relates to the sale of Care. See Note (3) Dispositions, Assets Held for Sale and Discontinued Operations.

(18) Stock Based Compensation

Equity Plans

2013 Omnibus Incentive Plan
The Tiptree 2013 Omnibus Incentive Plan (2013 Equity Plan) was adopted on August 8, 2013. On June 6, 2017, the 7,359 remaining shares of Common Stock available for issuance under the 2013 Equity Plan was rolled into the 2017 Equity Plan and the 2013 Equity Plan was simultaneously terminated.

2017 Omnibus Incentive Plan
The Company adopted the Tiptree 2017 Omnibus Incentive Plan (2017 Equity Plan) on June 6, 2017, which permits the grant of stock units, stock, and stock options up to a maximum of 6,100,000 shares of Common Stock. The general purpose of the 2017 Equity Plan is to attract, motivate and retain selected employees and directors for the Company and its subsidiaries, to provide them with incentives and rewards for performance and to better align their interests with the interests of the Company’s stockholders. Unless otherwise extended, the 2017 Equity Plan terminates automatically on June 6, 2027. The table below summarizes changes to the issuances under the Company’s 2013 and 2017 Equity Plan for the periods indicated, excluding awards granted under the Company’s subsidiary incentive plans that are exchangeable for Tiptree Common Stock:

2013 Equity Plan	Number of shares (1)
Available for issuance as of December 31, 2015	1,582,339
Awards issued and granted	(620,689)
Available for issuance as of December 31, 2016	961,650
Awards granted	(954,291)
Awards rolled into 2017 Equity Plan	(7,359)
Available for issuance as of December 31, 2017	—

2017 Equity Plan	Number of shares (1)
Available for issuance as of December 31, 2016	—
Available from 2017 Equity Plan (1) (2)	6,100,000
Awards granted	(82,988)
Available for issuance as of December 31, 2017	6,017,012
RSU and option awards granted	(558,034)
Forfeited	15,236
Available for issuance as of December 31, 2018	5,474,214
(1) Excludes awards granted under the Company’s subsidiary incentive plans that are exchangeable for Tiptree Common Stock.
(2) Includes remaining awards from Manager Plan and 2013 Equity Plan.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018
(in thousands, except share data)

Restricted Stock Units (RSUs)
Tiptree Corporate Incentive Plans
Generally, the Tiptree RSUs vest and become nonforfeitable with respect to one-third of Tiptree shares granted on each of the first, second and third anniversaries of the date of the grant, and expensed using the straight-line method over the requisite service period.
The following table summarizes changes to the issuances of RSUs under the 2017 Equity Plan for the periods indicated:

	Number of shares issuable	Weighted average grant date fair value
Unvested units as of December 31, 2015	128,323	$7.68
Granted (1)	369,452	5.71
Vested	(197,958)	6.13
Unvested units as of December 31, 2016	299,817	$6.27
Granted (1)	466,652	6.60
Vested	(167,587)	6.43
Unvested units as of December 31, 2017	598,882	$6.48
Granted (1)	315,371	5.95
Vested	(222,387)	6.39
Forfeited	(15,236)	6.04
Unvested units as of December 31, 2018	676,630	$6.27
(1) Includes grants of 46,572, 39,164 and 25,508 shares of Common Stock to directors for the years ended December 31, 2018, 2017 and 2016, respectively.

The Company values RSUs at their grant-date fair value as measured by Tiptree’s Common Stock price. Included in vested shares for 2018 are 29,286 shares surrendered to pay taxes on behalf of the employees with shares vesting. During the year ended December 31, 2018, the Company granted 268,799 RSUs to employees of the Company. 147,467 shares vest ratably over a period of three years that began in February 2018 and the remaining 121,332 shares will cliff vest in February 2021.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018
(in thousands, except share data)

The following table summarizes changes to the issuances of subsidiary RSU’s under the subsidiary incentive plans for the periods indicated:

Grant date fair value of equity shares issuable
Unvested balance as of December 31, 2015	$874
Granted	7,339
Vested	(97)
Fair value adjustment	119
Unearned	(146)
Unvested balance as of December 31, 2016	$8,089
Granted	2,669
Vested	(2,436)
Grant value adjustment (1)	(210)
Performance assumption adjustment	680
Unvested balance as of December 31, 2017	$8,792
Granted	1,113
Vested	(1,771)
Performance assumption adjustment	576
Unvested balance as of December 31, 2018	$8,710
The vested and unvested balance (assuming full vesting) translates to 3,626,887 shares of Common Stock if converted as of December 31, 2018.
(1) Due to the approval of the 2017 Equity Plan, the Company changed the classification of the subsidiary RSU’s during the year ended December 31, 2017 from liability to equity awards because the Company expects to settle these awards in stock.

Stock Options - Tiptree Corporate

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

The following table presents the assumptions used to estimate the fair values of the stock options granted for the following periods:

Valuation Input	Year Ended December 31,
	2018	2017	2016
			Range		Weighted Average
	Assumption	Assumption	Low	High
Historical volatility	30.63%	47.20%	50.19%	50.46%	N/A
Risk-free rate	2.85%	2.44%	1.93%	2.28%	N/A
Dividend yield	2.03%	1.80%	1.70%	1.76%	N/A
Expected term (years)	6.5	6.5			6.5

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018
(in thousands, except share data)

The following table presents the Company's stock option activity for the current period:

	Options outstanding	Weighted average exercise price (in dollars per stock option)	Weighted average grant date value (in dollars per stock option)	Options exercisable
Balance, December 31, 2015	—	$—	$—	—
Granted	251,237	5.69	2.62	—
Balance, December 31, 2016	251,237	$5.69	$2.62	—
Granted	570,627	6.65	2.91	—
Balance, December 31, 2017	821,864	$6.36	$2.82	—
Granted	242,663	5.85	1.88	—
Balance, December 31, 2018 (1)	1,064,527	$6.24	$2.61	—

Weighted average remaining contractual term at December 31, 2018 (in years)	8.1
(1) Book value targets for grants in 2018, 2017, and 2016 are $9.97, $10.14, and $8.96, respectively.

Stock-based Compensation Expense

The following table presents total stock-based compensation expense and the related income tax benefit recognized on the consolidated statements of operations:

	Year Ended December 31,
	2018	2017	2016
Employee compensation and benefits	$6,354	$6,560	$2,441
Director compensation	303	266	194
Professional fees (1)	—	—	143
Income tax benefit	(1,438)	(2,410)	(980)
Net stock-based compensation expense	$5,219	$4,416	$1,798
(1) Professional fees consist of the value of restricted stock units and options granted to our Executive Chairman providing services to the Company under the TSA. See Note (22) Related Party Transactions.

Additional information on total non-vested stock-based compensation is as follows:

	As of December 31,
	2018
	Stock options	Restricted stock awards and RSUs
Unrecognized compensation cost related to non-vested awards	$1,296	$5,446
Weighted - average recognition period (in years)	2.30	1.52

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018
(in thousands, except share data)

(19) Income Taxes

The Company’s provision (benefit) for income taxes is reflected as a component of income (loss) from continuing and discontinued operations and consists of the following:

	Year Ended December 31,
	2018	2017	2016
Current tax expense (benefit):
Federal	$(9,650)	$(1,559)	$6,268
State	(1,182)	246	455
Foreign	754	—	—
Total current tax expense (benefit)	(10,078)	(1,313)	6,723

Deferred tax expense (benefit):
Federal	4,110	(13,755)	6,736
State	59	2,506	(944)
Foreign	—	—	—
Total deferred tax (benefit)	4,169	(11,249)	5,792
Total income tax expense (benefit) from continuing operations	$(5,909)	$(12,562)	$12,515

Income tax (benefit) from discontinued operations	13,714	(2,224)	(1,537)
Total tax expense (benefit)	$7,805	$(14,786)	$10,978

The Company accounts for its income taxes receivable or payable on a gross basis with offsetting permitted for balances booked by a filing entity in a single jurisdictional basis. The Company’s income taxes receivable as of December 31, 2018 of $2,307 is offset with an income tax payable balance of $1,692, resulting in a consolidated net receivable of $615. The Company’s income taxes receivable as of December 31, 2017 was $9,588 offset with an income tax payable balance of $1,142 resulting in a consolidated net receivable of $8,446.

The Company’s primary tax jurisdiction is the United States, which currently has a statutory income tax rate equal to 21%. On December 22, 2017, the U.S. government enacted Public Law no. 115-97, commonly referred to as the Tax Cuts and Jobs Act (Tax Act), which, among other things, reduces the federal income tax rate from 35% to 21% effective January 1, 2018, and requires mandatory deemed repatriation of foreign earnings. As a result of the Tax Act, we re-measured our net deferred tax liabilities and recognized a net tax benefit of $15,238 in 2017.

The Company also operates in several state jurisdictions that have an average combined statutory rate equal to approximately 6.0%. Both the U.S. federal rate and the state statutory rates are before the consideration of rate reconciling items. A reconciliation of the expected federal income tax expense on income from continuing operations using the federal statutory income tax rate to the actual income tax expense and resulting effective income tax rate is as follows for the periods indicated below:

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018
(in thousands, except share data)

	Year Ended December 31,
	2018	2017	2016
Income (loss) before income taxes from continuing operations	$(19,796)	$(3,330)	$49,140
Federal statutory income tax rate	21.0%	35.0%	35.0%
Expected federal income tax expense at the federal statutory income tax rate	(4,157)	(1,166)	17,199
Effect of change in U.S. federal tax rate effective 2018	—	(15,238)	—
Effect of Reliance contingent liability valuation	—	1,018	446
Effect of state income tax expense, net of federal benefit	(471)	219	(18)
Effect of dividends received deduction	(1,534)	—	—
Effect of foreign operations	1,053	—	—
Effect of permanent differences	170	(144)	228
Effect of changes in valuation allowance	55	2,314	(641)
Effect of change in tax status	—	—	(4,044)
Effect of return-to-accrual and other items	(1,025)	435	(655)
Tax (benefit) on income from continuing operations	$(5,909)	$(12,562)	$12,515

Effective tax rate	29.9%	377.2%	25.5%

For the year ended December 31, 2018, the Company’s effective tax rate on losses from continuing operations was equal to 29.9%. The effective tax rate for the year ended December 31, 2018 is higher than the U.S. statutory income tax rate of 21.0% primarily due to the dividends received deduction, offset by the effect of foreign operations.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018
(in thousands, except share data)

The table below presents the components of the Company’s net deferred tax assets and liabilities as of the respective balance sheet dates:

	As of December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$13,554	$20,018
Unrealized losses	5,703	4,647
Accrued expenses	1,618	3,059
Unearned premiums	13,752	11,300
Deferred revenue	5,769	4,682
Other deferred tax assets	5,653	2,007
Total deferred tax assets	46,049	45,713
Less: Valuation allowance	(3,092)	(4,303)
Total net deferred tax assets	42,957	41,410

Deferred tax liabilities:
Property	414	6,504
Unrealized gains	—	4,700
Other deferred tax liabilities	2,666	769
Deferred acquisition cost	37,473	32,423
Advanced commissions	18,153	14,265
Intangibles	9,684	5,493
Total deferred tax liabilities	68,390	64,154
Net deferred tax liability	$25,433	$22,744

As of January 2016, Tiptree has established a U.S. federal consolidated income tax group and as such files on a consolidated basis, with certain exceptions such as a Fortegra life insurance company and Luxury. Tiptree consolidated, and certain subsidiaries on a separate basis, file returns in various state jurisdictions, and as such may have state tax obligations. Additionally, as needed the Company will take all necessary steps to comply with any income tax withholding requirements.

As of December 31, 2018, the Company had total U. S. Federal net operating loss carryforwards (NOLs) of $40.2 million arising from continuing operations. The following table presents the U.S. Federal NOLs by tax year of expiration:

As of December 31,
2018
Tax Year of Expiration
2026	$86
2027	124
2028	—
2029	166
2030	17
2031	—
2032	—
2033	—
2034	1,893
2035	562
2036	35,295
2037	1,766
Indefinite	335
Total	$40,244

In addition to the U.S. Federal NOL, Tiptree and its subsidiaries have NOLs in various state jurisdictions totaling $5.0 million.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018
(in thousands, except share data)

Valuation allowances have been established for net operating loss carryforwards and other deferred tax assets generated by Luxury, and certain state NOLs of $3,092, since management has concluded it is more likely than not they will expire unutilized based on existing positive and negative evidence. Management believes it is more likely than not the remaining NOLs and deferred tax assets will be utilized prior to their expiration dates. As of December 31, 2017, the consolidated valuation allowance for Tiptree was $4,303. In 2018, the Company recorded a net decrease in its valuation allowances equal to $1,211, compared with an increase in its valuation allowance of $2,312 in 2017.

As of December 31, 2018, the Company had no material unrecognized tax benefits or accrued interest and penalties. This is consistent with the tax years ending December 31, 2017 and December 31, 2016 as well. Federal tax years 2015 through 2018 were open for examination as of December 31, 2018.

(20) Commitments and Contingencies

Contractual Obligations

The table below summarizes the Company’s contractual obligations by period that payments are due:

	As of December 31, 2018
	Less than one year	1-3 years	3-5 years	More than 5 years	Total
Total - operating lease obligations (1)	$5,483	$12,428	$9,305	$15,898	$43,114

(1)	Minimum rental obligations for office leases.

The following table presents rent expense for the Company’s office leases recorded on the consolidated statements of operations:

	Year Ended December 31,
	2018	2017	2016
Rent expense for office leases	$7,519	$6,816	$6,322

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018
(in thousands, except share data)

(21) Earnings Per Share

The Company calculates basic net income per Common Share based on the weighted average number of Common Shares outstanding (inclusive of vested restricted share units). The unvested restricted share units have the non-forfeitable right to participate in dividends declared and paid on the Company’s Common Stock on an as vested basis and are therefore considered a participating security. The Company calculates basic earnings per share using the “two-class” method, and for the year ended December 31, 2018, 2017 and 2016, the income available to Common Stockholders was allocated to the unvested restricted stock units.

Diluted net income per Common Shares for the period includes the effect of potential equity of subsidiaries as well as potential Common Stock. For the year ended December 31, 2018 the assumed exercise of all dilutive instruments were anti-dilutive to continuing operations and not included in diluted net income per Common Share calculation.

The following table presents a reconciliation of basic and diluted net income per Common Share for the following periods:

	Year Ended December 31,
	2018	2017	2016
Net income (loss) from continuing operations	$(13,887)	$9,232	$36,625
Less:
Net income (loss) attributable to non-controlling interests	(612)	2,603	8,370
Net income allocated to participating securities	—	123	252
Net income (loss) from continuing operations attributable to Common Shares	(13,275)	6,506	28,003

Net income (loss) from discontinued operations	43,770	(3,998)	(4,287)
Less:
Net income (loss) from discontinued operations attributable to non-controlling interests	6,562	(973)	(1,352)
Net income allocated to participating securities	—	(56)	(28)
Net income (loss) from discontinued operations attributable to Common Shares	37,208	(2,969)	(2,907)
Net income (loss) attributable to Common Shares - basic	$23,933	$3,537	$25,096
Effect of Dilutive Securities:
Securities of subsidiaries	—	(128)	(279)
Adjustments to income relating to exchangeable interests, net of tax	—	736	—
Net income (loss) attributable to Common Shares - diluted	$23,933	$4,145	$24,817

Weighted average number of shares of Common Stock outstanding - basic	34,715,852	29,134,190	31,721,449
Weighted average number of incremental shares of Common Stock issuable from exchangeable interests and contingent considerations	—	8,172,442	45,225
Weighted average number of shares of Common Stock outstanding - diluted	34,715,852	37,306,632	31,766,674

Basic:
Net income (loss) from continuing operations	$(0.38)	$0.22	$0.88
Net income (loss) from discontinued operations	1.07	(0.10)	(0.09)
Net income (loss) attributable to Common Shares	$0.69	$0.12	$0.79

Diluted:
Net income (loss) from continuing operations	$(0.38)	$0.21	$0.86
Net income (loss) from discontinued operations	1.07	(0.10)	(0.08)
Net income (loss) attributable to Common Shares	$0.69	$0.11	$0.78

(22) Related Party Transactions

On June 30, 2012, TAMCO, TFP and Tricadia entered into the Transition Services Agreement (TSA) in connection with the internalization of the management of the Company. Pursuant to the TSA, Tricadia currently provides the Company with office space. In prior years, Tricadia provided the Company with the services of Michael Barnes, Tiptree’s Executive Chairman, office

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018
(in thousands, except share data)

space and information technology services. On January 1, 2018, The Company’s executive chairman became an employee of the Company. Payments to Tricadia for the services of our Executive Chairman are included in employee compensation and benefits.

Payments under the TSA in the year ended December 31, 2018, 2017 and 2016 were not material.

See Note (16) Stockholders’ Equity for information on the settlement of an option with a related party.

(23) Summarized Quarterly Information (Unaudited)

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$148,072	$152,709	$172,668	$152,377
Total expenses	155,115	151,132	173,806	165,569
Income (loss) before taxes from continuing operations	(7,043)	1,577	(1,138)	(13,192)
Less: provision (benefit) for income taxes	(1,568)	701	(611)	(4,431)
Net income (loss) from continuing operations	(5,475)	876	(527)	(8,761)

Income (loss) before taxes from discontinued operations	624	—	—	—
Gain on sale of discontinued operations	46,184	—	—	10,676
Less: Provision (benefit) for income taxes	12,327	—	—	1,387
Net income (loss) from discontinued operations	34,481	—	—	9,289

Net income (loss) before non-controlling interests	29,006	876	(527)	528
Less: net income (loss) attributable to non-controlling interests	5,446	50	91	363
Net income (loss) attributable to Common Stockholders	$23,560	$826	$(618)	$165

Net (loss) income per Common Share:
Basic, continuing operations, net	$(0.15)	$0.02	$(0.02)	$(0.25)
Basic, discontinued operations, net	0.94	—	—	0.26
Basic earnings per share	$0.79	$0.02	$(0.02)	$0.01

Diluted, continuing operations, net	$(0.15)	$0.02	$(0.02)	$(0.25)
Diluted, discontinued operations, net	0.94	—	—	0.26
Diluted earnings per share	$0.79	$0.02	$(0.02)	$0.01

Weighted average number of Common Shares:
Basic	29,861,496	36,593,154	36,402,129	35,921,632
Diluted	29,861,496	37,386,319	36,402,129	35,921,632

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2018
(in thousands, except share data)

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$146,189	$139,245	$144,936	$151,428
Total expenses	146,066	147,045	151,414	151,060
Total other income	3,915	2,895	2,583	1,064
Income (loss) before taxes from continuing operations	4,038	(4,905)	(3,895)	1,432
Less: provision (benefit) for income taxes	1,568	(1,305)	(1,541)	(11,284)
Net income (loss) from continuing operations	2,470	(3,600)	(2,354)	12,716

Income (loss) before taxes from discontinued operations	(1,530)	(2,294)	(1,535)	(863)
Less: Provision (benefit) for income taxes	(402)	(570)	(511)	(741)
Net income (loss) from discontinued operations	(1,128)	(1,724)	(1,024)	(122)

Net income (loss) before non-controlling interests	1,342	(5,324)	(3,378)	12,594
Less: net income (loss) attributable to non-controlling interests	242	(881)	(264)	2,533
Net income (loss) attributable to Common Stockholders	$1,100	$(4,443)	$(3,114)	$10,061

Net (loss) income per Class A common share:
Basic, continuing operations, net	$0.07	$(0.11)	$(0.08)	$0.34
Basic, discontinued operations, net	(0.03)	(0.04)	(0.03)	(0.01)
Basic earnings per share	$0.04	$(0.15)	$(0.11)	$0.33

Diluted, continuing operations, net	$0.06	$(0.11)	$(0.08)	$0.32
Diluted, discontinued operations, net	(0.03)	(0.04)	(0.03)	(0.01)
Diluted earnings per share	$0.03	$(0.15)	$(0.11)	$0.31

Weighted average number of Common Shares:
Basic	28,424,824	28,832,975	29,455,462	29,804,802
Diluted	36,749,956	28,832,975	29,455,462	37,853,831

(24) Subsequent Events

On February 15, 2019, the Company and Tricadia entered into a Strategic Combination Agreement and Amended and Restated Transition Services Agreement. Tricadia is a related party of the Company because Tricadia is deemed to be controlled by Michael Barnes, the Company’s Executive Chairman. Tiptree agreed to invest $75 million to seed new investment funds to be managed by Tricadia in exchange for management control of and a profit participation in Tricadia.

No consideration was paid for the acquisition of control by Tiptree. Tiptree will over time receive a 51% economic interest in certain profit shares interests in Tricadia, in increments stepping up by 10.2% each year, beginning in 2021. During the five-year period, beginning on January 1, 2026, Tiptree has the right to acquire the remaining economic interests in Tricadia that are held by Mr. Barnes, based upon a fair value-based formula. During the four-year period, beginning on January 1, 2027, Mr. Barnes has the reciprocal right to put his remaining economic interests in Tricadia to Tiptree using the same formula. Mr. Barnes has customary minority approval rights over specified actions at Tricadia while a Tricadia equity owner. Tiptree and Tricadia have agreed to provide each other with certain support services on an arms’-length basis, pursuant to a Transition Services Agreement.

On March 12, 2019, the Company’s board of directors declared a quarterly cash dividend of $0.035 per share to holders of Common Stock with a record date of March 25, 2019, and a payment date of April 1, 2019.

As of March 11, 2019, the Company purchased and retired an aggregate of 1,472,730 shares of its Common Stock for $9.1 million in the aggregate in open market purchases and block purchases.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Executive Chairman, Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of December 31, 2018. Based upon that evaluation, the Company’s Executive Chairman, Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018.

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

Based upon its assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2018 was effective using the COSO Framework.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm that audited the Company’s consolidated financial statements as of and for the year ended December 31, 2018, as stated in their report, included in Item 8 of this Form 10-K, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018.

(c)	Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning our executive officers is incorporated herein by reference to information included in the Proxy Statement for the Company’s 2019 Annual Meeting of Stockholders.
Information with respect to our directors and the nomination process is incorporated herein by reference to information included in the Proxy Statement for the Company’s 2019 Annual Meeting of Stockholders.
Information regarding our audit committee and our audit committee financial experts is incorporated herein by reference to information included in the Proxy Statement for the Company’s 2019 Annual Meeting of Stockholders.
Information required by Item 405 of Regulation S-K is incorporated herein by reference to information included in the Proxy Statement for the Company’s 2019 Annual Meeting of Stockholders.

Item 11. Executive Compensation

Information with respect to executive compensation is incorporated herein by reference to information included in the Proxy Statement for the Company’s 2019 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to information included in the Proxy Statement for the Company’s 2019 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to such contractual relationships and independence is incorporated herein by reference to the information in the Proxy Statement for the Company’s 2019 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

Information with respect to principal accounting fees and services and pre-approval policies are incorporated herein by reference to information included in the Proxy Statement for the Company’s 2019 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(2) Financial Statement Schedules

Schedule II—“Condensed Financial Information of Registrant”, is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the financial statements and notes thereto contained in Item 8—“Financial Statements and Supplementary Data.”

The financial statements of Invesque Inc. required by Rule 3-09 of Regulation S-X will be provided as Exhibit 99.1 to this report.

All other financial statements and financial statement schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instruction, are not material or are not applicable and, therefore, have been omitted.

(a)(3) Exhibits

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated April 9, 2018, by and among Tiptree Financial Partners, L.P. and Tiptree Inc. (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on April 10, 2018 and herein incorporated by reference).

3.1
Fifth Articles of Amendment and Restatement of the Registrant, effective June 6, 2018 (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on June 7, 2018 and herein incorporated by reference).

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

4.1	Form of Certificate of Common Stock (previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-A/A (File No. 001-33549), filed on June 7, 2018 and herein incorporated by reference.

4.2
Form of Warrant to Purchase Common Stock (Expiring June 30, 2022) (previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on April 10, 2018 and herein incorporated by reference).

10.1
Registrant’s 2017 Omnibus Incentive Plan (previously filed as Exhibit 10.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-218827), filed on June 19, 2017 and herein incorporated by reference).**

10.2
Form of Non-Qualified Stock Option Agreement under the Registrant’s 2017 Omnibus Incentive Plan (previously filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K (File No. 001-33549), filed on March 14, 2018 and herein incorporated by reference)**

10.3
Form of Restricted Stock Unit Agreement under the Registrant’s 2017 Omnibus Incentive Plan (annual vesting) (previously filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K (File No. 001-33549), filed on March 14, 2018 and herein incorporated by reference). **

10.4
Form of Restricted Stock Unit Agreement under the Registrant’s 2017 Omnibus Incentive Plan (cliff vesting) (previously filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K (File No. 001-33549), filed on March 14, 2018 and herein incorporated by reference). **

10.5
Form of Indemnification Agreement (previously filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-11, as amended (File No. 333-141634), filed on June 7, 2007 and herein incorporated by reference).

10.6
Transition Services Agreement, dated as of June 30, 2012, among Tiptree Asset Management Company, LLC, Tricadia Holdings, L.P. and Tiptree Operating Company, LLC (as assignee of Tiptree Financial Partners, L.P.) (previously filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33549), filed on August 13, 2013 and herein incorporated by reference).

Exhibit No.	Description
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

10.12
Fifth Amendment to Credit Agreement, dated May 4, 2018, by and among Tiptree Operating Company, LLC, Fortress Credit Corp. as Administrative Agent, Collateral Agent and Lead Arranger, and the lenders party thereto (previously filed as Exhibit 10.1 to Form 8-K (File No. 001-33549), filed May 7, 2018 and herein incorporated by reference).

10.13
Stock Purchase Agreement, dated June 21, 2017, by and among Caroline Holdings LLC, the Registrant and Nomura Securities Co., Ltd. (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on June 23, 2017 and herein incorporated by reference).

10.14
Purchase Agreement, dated as of November 16, 2017, by and among Mainstreet Health Investments Inc. (now Invesque Inc.), Mainstreet Health Holdings, LP (now Invesque Holdings, LP) and Tiptree Operating Company, LLC (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on November 17, 2017 and herein incorporated by reference).

10.15
Governance and Investor Rights Agreement, dated as of February 1, 2018, by and between Invesque Inc. and Tiptree Operating Company, LLC (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on February 7, 2018 and herein incorporated by reference).

10.16
Executive Employment Agreement between Tiptree Operating Company, LLC and Michael G. Barnes dated as of February 1, 2018 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on February 6, 2018 and herein incorporated by reference).**

10.17
Executive Employment Agreement between Tiptree Operating Company, LLC and Jonathan Ilany dated as of February 1, 2018 (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on February 6, 2018 and herein incorporated by reference).**

10.18
Executive Employment Agreement between Tiptree Operating Company, LLC and Sandra E. Bell dated as of February 1, 2018 (previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on February 6, 2018 and herein incorporated by reference).**

Exhibit No.	Description
10.19
Executive Employment Agreement between Tiptree Operating Company, LLC and Neil C. Rifkind dated as of February 1, 2018 (previously filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on February 6, 2018 and herein incorporated by reference).**

10.20
Stock Purchase Agreement, dated May 10, 2018, by and between Tiptree Inc. and Reliance Investors LLC (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on May 10, 2018 and herein incorporated by reference).

16.1
Letter of KPMG, dated May 10, 2017 addressed to the Securities and Exchange Commission regarding change in certifying accountant (previously filed as Exhibit 16.1 to the Registrant’s Current Report on Form 8-K/A (File No. 001-33549), filed on May 10, 2017 and herein incorporated by reference).

21.1	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
23.2	Consent of KPMG LLP (filed herewith).
23.3	Consent of KPMG LLP, Independent Auditors of Invesque Inc. (filed herewith).
31.1	Certification of Executive Chairman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Executive Chairman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
99.1	Consolidated Financial Statements of Invesque Inc. as at December 31, 2018 and 2017 (filed herewith).

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

* Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (audited) for December 31, 2018 and December 31, 2017, (ii) the Consolidated Statements of Operations (audited) for the years ended December 31, 2018, 2017 and 2016, (iii) the Consolidated Statements of Comprehensive Income (audited) for the years ended December 31, 2018, 2017 and 2016, (iv) the Consolidated Statements of Changes in Stockholders’ Equity (audited) for the years ended December 31, 2018, 2017 and 2016, (v) the Consolidated Statements of Cash Flows (audited) for the years ended December 31, 2018, 2017 and 2016 and (vi) the Notes to the Consolidated Financial Statements (audited).

** Denotes a management contract or compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Tiptree Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tiptree Inc.
Date:	March 13, 2019	By:/s/ Jonathan Ilany
Jonathan Ilany
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jonathan Ilany Jonathan Ilany	Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2019

/s/ Sandra Bell Sandra Bell	Chief Financial Officer (Principal Financial Officer)	March 13, 2019

/s/ Timothy Schott Timothy Schott	Principal Accounting Officer (Principal Accounting Officer)	March 13, 2019

/s/ Michael G. Barnes Michael G. Barnes	Executive Chairman and Director	March 13, 2019

/s/ Paul M. Friedman Paul M. Friedman	Director	March 13, 2019

/s/ Lesley Goldwasser Lesley Goldwasser	Director	March 13, 2019

/s/ John E. Mack John E. Mack	Director	March 13, 2019

/s/ Bradley E. Smith Bradley E. Smith	Director	March 13, 2019

Schedule II — Condensed Financial Information of Registrant

TIPTREE INC.
PARENT COMPANY ONLY CONDENSED STATEMENTS OF INCOME
(All Amounts in Thousands)	Years Ended December 31,
	2018	2017	2016
Revenues
Interest income(1)	$137	$417	$29
Other income	10	5	—
Total revenues	147	422	29

Expenses
Other expenses	30	—	—
Total expenses	30	—	—

Equity in earnings (losses) of subsidiaries, net of tax(1)	(13,392)	6,370	29,111

Income (loss) before taxes from continuing operations	(13,275)	6,792	29,140
Less: provision (benefit) for income taxes	—	163	885
Net income (loss) from continuing operations	$(13,275)	$6,629	$28,255

Discontinued operations:
Income from discontinued operations, net of tax and non-controlling interest	414	(3,025)	(2,935)
Gain on sale of discontinued operations, net of tax and non-controlling interest	36,794	—	—
Discontinued operations, net of tax and non-controlling interest	37,208	(3,025)	(2,935)
Net income (loss) attributable to Tiptree Inc. Common Stockholders	$23,933	$3,604	$25,320
(1) Eliminated in consolidation.

TIPTREE INC.
PARENT COMPANY ONLY CONDENSED BALANCE SHEETS
(All Amounts in Thousands)	As of December 31,
	2018	2017
Assets
Investment in subsidiaries (1)	$388,016	$300,916
Cash and cash equivalents	673	565
Notes receivable(1)	—	5,306
Other assets	194	9,304
Total assets	$388,883	$316,091

Liabilities and Stockholders’ Equity
Liabilities
Other liabilities	$1,782	$16,014
Total liabilities	$1,782	$16,014
Stockholders' Equity
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued or outstanding	$—	$—
Common stock: $0.001 par value, 200,000,000 shares authorized, 35,870,348 and 35,003,004 shares issued and outstanding, respectively	36	35
Common stock - Class B: $0.001 par value, none and 50,000,000 shares authorized, none and 8,049,029 shares issued and outstanding, respectively	—	8
Additional paid-in capital	331,892	295,582
Accumulated other comprehensive income (loss), net of tax	(2,058)	966
Retained earnings	57,231	38,079
Common Stock held by subsidiaries, 0 and 5,197,551 shares, respectively	—	(34,585)
Class B common stock held by subsidiaries, none and 8,049,029 shares, respectively	—	(8)
Total stockholders’ equity	387,101	300,077
Total liabilities and stockholders' equity	$388,883	$316,091
(1) Eliminated in consolidation.

TIPTREE INC.
PARENT COMPANY ONLY CONDENSED STATEMENTS OF CASH FLOWS
(All Amounts in Thousands)	Years Ended December 31,
	2018	2017	2016
Operating Activities:
Net income (loss) attributable to Tiptree Inc. Class A common stockholders	$23,933	$3,604	$25,320
Adjustments to reconcile net income to net cash provided by operating activities
Equity in earnings of subsidiaries(1)	(23,816)	(3,345)	(26,176)
Changes in operating assets and liabilities
Changes in other operating assets and liabilities	4,772	3,805	4,030
Net cash provided by (used in) operating activities	4,889	4,064	3,174
Financing Activities:
Dividends paid	(4,781)	(3,499)	(3,191)
Net cash provided by (used in) financing activities	(4,781)	(3,499)	(3,191)
Net increase (decrease) in cash and cash equivalents	108	565	(17)
Cash and cash equivalents at beginning of period	565	—	17
Cash and cash equivalents at end of period	$673	$565	$—

Cash (received) paid for income taxes	$(5,915)	$14	$20,510
(1) Eliminated in consolidation.

Note 1. Basis of Presentation

Tiptree Inc. (Tiptree or the Company) is a Maryland Corporation that was incorporated on March 19, 2007. Tiptree is a holding company that combines specialty insurance operations with investment management capabilities. Tiptree allocates its capital across insurance operations and other investments. Tiptree’s Common Stock is traded on the Nasdaq Capital Market under the symbol “TIPT”.

Tiptree’s primary asset is its ownership of Tiptree Operating Company, LLC (Operating Company) an intermediate holding company through which Tiptree operates its businesses.

Pursuant to the terms discussed in Note—(10) Debt, net in the notes to consolidated financial statements, a secured corporate credit agreement of a subsidiary of Tiptree restricts the ability to pay or make any dividend or distribution to Tiptree Inc. In addition, certain other subsidiaries activity are regulated, or subject to specific restriction on transfers as a result of financing arrangements. As a result of these restrictions, these Condensed Financial Statements of the Registrant have been prepared in accordance with Rule 12-04 of Regulation S-X, as restricted net assets of the Company's subsidiaries (as defined in Rule 4-08(e)(3) of Regulation S-X) exceed 25% of the Company's consolidated net assets as of December 31, 2018.

The Company is a holding company without any operations of its own. These condensed financial statements have been prepared on a "parent-only" basis. Under a parent-only presentation, the Parent Company's investments in subsidiaries are presented under the equity method of accounting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Stock-based compensation expense associated with equity incentive awards issued by the Parent Company and the related tax effects are recorded at the subsidiary level where the employees provide the services. The accompanying condensed financial information should be read in conjunction with the Tiptree Inc. consolidated financial statements and related Notes thereto.

Note 2. Dividends Received

The Company received dividends of $4,781, $3,499, and $3,191 for the years ended December 31, 2018, 2017 and 2016, respectively.