Form 10-Q
period 2019-03-31
TIPTREE INC.
filed 2019-05-06
CIK 1393726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly period ended March 31, 2019
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from            to
Commission File Number: 001-33549
Tiptree Inc.
(Exact name of Registrant as Specified in Its Charter)

Maryland	38-3754322
(State or Other Jurisdiction of	(IRS Employer
Incorporation of Organization)	Identification No.)

299 Park Avenue, 13th Floor, New York, New York	10171
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (212) 446-1400

Former Address: 780 Third Avenue, 21st Floor, New York, New York, 10017

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	TIPT	Nasdaq Capital Market
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
If an emerging company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of May 2, 2019, there were 34,526,028 shares, par value $0.001, of the registrant’s Common Stock outstanding.

Tiptree Inc.
Quarterly Report on Form 10-Q
March 31, 2019

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

Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, many of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those described in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and in our other public filings with the SEC.

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

Note to Reader

In reading this Quarterly Report on Form 10-Q, references to:
“A.M. Best” means A.M. Best Company, Inc.
“Care” means Care Investment Trust LLC.
“CLOs” means collateralized loan obligations.
“Common Stock” means Class A common stock $0.001 par value for periods prior to June 7, 2018 and thereafter the common stock $0.001 par value.
“Corvid Peak” means collectively, Corvid Peak Holdings, L.P., Corvid Peak Capital Management, LLC, Corvid Peak GP Holdings, LLC and Corvid Peak Holdings GP, LLC., formerly known as “Tricadia”.
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
“Transition Services Agreement” means the Amended and Restated Transition Services Agreement between Corvid Peak and Tiptree Inc., effective as of January 1, 2019.
“Tricadia” means, collectively, Tricadia Holdings, L.P., Tricadia Capital Management, LLC, Tricadia Holdings GP, LLC, Tricadia Holdings and Tricadia GP Holdings LLC.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

Item 1. Financial Statements (Unaudited)

	As of
	March 31, 2019	December 31, 2018
Assets:
Investments:
Available for sale securities, at fair value	$283,929	$283,563
Loans, at fair value	125,145	215,383
Equity securities	122,592	122,979
Other investments	76,741	75,002
Total investments	608,407	696,927
Cash and cash equivalents	88,079	86,003
Restricted cash	13,062	10,521
Notes and accounts receivable, net	231,990	223,105
Reinsurance receivables	420,996	420,351
Deferred acquisition costs	170,727	170,063
Goodwill	91,562	91,562
Intangible assets, net	50,098	52,121
Other assets	70,465	46,034
Assets held for sale	69,454	68,231
Total assets	$1,814,840	$1,864,918

Liabilities and Stockholders’ Equity
Liabilities:
Debt, net	$282,798	$354,083
Unearned premiums	589,074	599,444
Policy liabilities and unpaid claims	130,585	131,611
Deferred revenue	75,276	75,754
Reinsurance payable	115,029	117,597
Other liabilities and accrued expenses	163,224	124,190
Liabilities held for sale	64,199	62,980
Total liabilities	$1,420,185	$1,465,659

Stockholders’ Equity:
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued or outstanding	$—	$—
Common Stock: $0.001 par value, 200,000,000 shares authorized, 34,505,781 and 35,870,348 shares issued and outstanding, respectively	35	36
Additional paid-in capital	323,334	331,892
Accumulated other comprehensive income (loss), net of tax	251	(2,058)
Retained earnings	60,015	57,231
Total Tiptree Inc. stockholders’ equity	383,635	387,101
Non-controlling interests - Other	11,020	12,158
Total stockholders’ equity	394,655	399,259
Total liabilities and stockholders’ equity	$1,814,840	$1,864,918

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share data)

	Three Months Ended March 31,
	2019	2018
Revenues:
Earned premiums, net	$118,973	$101,645
Service and administrative fees	25,895	24,576
Ceding commissions	2,504	2,283
Net investment income	4,301	4,205
Net realized and unrealized gains (losses)	20,151	7,384
Other revenue	12,079	7,979
Total revenues	183,903	148,072
Expenses:
Policy and contract benefits	40,841	36,626
Commission expense	74,903	62,633
Employee compensation and benefits	29,153	27,788
Interest expense	6,920	5,946
Depreciation and amortization	3,094	2,957
Other expenses	23,837	19,165
Total expenses	178,748	155,115
Income (loss) before taxes from continuing operations	5,155	(7,043)
Less: provision (benefit) for income taxes	854	(1,568)
Net income (loss) from continuing operations	4,301	(5,475)
Discontinued operations:
Income (loss) before taxes from discontinued operations	—	624
Gain on sale of discontinued operations	—	46,184
Less: Provision (benefit) for income taxes	—	12,327
Net income (loss) from discontinued operations	—	34,481
Net income (loss) before non-controlling interests	4,301	29,006
Less: net income (loss) attributable to non-controlling interests - TFP	—	5,392
Less: net income (loss) attributable to non-controlling interests - Other	376	54
Net income (loss) attributable to Common Stockholders	$3,925	$23,560

Net income (loss) per Common Share:
Basic, continuing operations, net	$0.11	$(0.15)
Basic, discontinued operations, net	—	0.94
Basic earnings per share	$0.11	$0.79

Diluted, continuing operations, net	0.11	(0.15)
Diluted, discontinued operations, net	—	0.94
Diluted earnings per share	$0.11	$0.79

Weighted average number of Common Shares:
Basic	34,673,054	29,861,496
Diluted	34,673,054	29,861,496

Dividends declared per Common Share	$0.040	$0.035

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2019	2018
Net income (loss) before non-controlling interests	$4,301	$29,006

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	3,128	(2,293)
Related tax (expense) benefit	(713)	504
Reclassification of (gains) losses included in net income	5	527
Related tax expense (benefit)	(1)	(112)
Unrealized gains (losses) on available-for-sale securities, net of tax	2,419	(1,374)

Interest rate swaps (cash flow hedges):
Unrealized gains (losses) on interest rate swaps	—	1,111
Related tax (expense) benefit	—	(276)
Reclassification of (gains) losses included in net income (1)	—	(3,845)
Related tax expense (benefit)	—	936
Unrealized (losses) gains on interest rate swaps from cash flow hedges, net of tax	—	(2,074)

Other comprehensive income (loss), net of tax	2,419	(3,448)
Comprehensive income (loss)	6,720	25,558
Less: Comprehensive income (loss) attributable to non-controlling interests - TFP	—	4,829
Less: Comprehensive income (loss) attributable to non-controlling interests - Other	387	(382)
Comprehensive income (loss) attributable to Common Stockholders	$6,333	$21,111

(1)	Deconsolidated as part of the sale of Care. See Note (3) Dispositions, Assets Held for Sale & Discontinued Operations.

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands, except shares)

	Number of Shares		Par Value		Additional paid in capital	Accumulated other comprehensive income (loss)	Retained earnings	Shares held by subsidiaries				Total stockholders’ equity to Tiptree Inc.	Non-controlling interests - TFP	Non-controlling interests - Other	Total stockholders' equity
	Common Stock	Class B	Common Stock	Class B				Common Stock	Common Stock Amount	Class B Shares	Class B Amount
Balance at December 31, 2017	35,003,004	8,049,029	$35	$8	$295,582	$966	$38,079	(5,197,551)	$(34,585)	(8,049,029)	$(8)	$300,077	$77,494	$19,203	$396,774
Amortization of share based incentive compensation	—	—	—	—	585	—	—	—	—	—	—	585	—	648	1,233
Vesting of share-based incentive compensation	—	—	—	—	(1,003)	—	—	145,973	949	—	—	(54)	—	—	(54)
Other comprehensive income, net of tax	—	—	—	—	—	(2,449)	—	—	—	—	—	(2,449)	(563)	(436)	(3,448)
Non-controlling interest distributions	—	—	—	—	—	—	—	—	—	—	—	—	(241)	—	(241)
Shares purchased under stock purchase plan	—	—	—	—	—	—	—	(29,365)	(187)	—	—	(187)	—	—	(187)
Net changes in non-controlling interest	—	—	—	—	(486)	—	—	—	—	—	—	(486)	—	(14,039)	(14,525)
Dividends declared	—	—	—	—	—	—	(898)	—	—	—	—	(898)	—	—	(898)
Net income	—	—	—	—	—	—	23,560	—	—	—	—	23,560	5,392	54	29,006
Balance at March 31, 2018	35,003,004	8,049,029	$35	$8	$294,678	$(1,483)	$60,741	(5,080,943)	$(33,823)	(8,049,029)	$(8)	$320,148	$82,082	$5,430	$407,660

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands, except shares)

	Common Stock
	Number of shares	Par value	Additional paid in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity to Tiptree Inc.	Non-controlling interests - Other	Total stockholders' equity
Balance at December 31, 2018	35,870,348	$36	$331,892	$(2,058)	$57,231	$387,101	$12,158	$399,259
Adoption of accounting standard (1)	—	—	—	(99)	99	—	—	—
Amortization of share-based incentive compensation	—	—	670	—	—	670	661	1,331
Vesting of share-based incentive compensation	108,163	—	(144)	—	—	(144)	(2,236)	(2,380)
Shares purchased under stock purchase plan	(1,472,730)	(1)	(9,084)	—	—	(9,085)	—	(9,085)
Non-controlling interest contributions	—	—	—	—	—	—	50	50
Dividends declared	—	—	—	—	(1,240)	(1,240)	—	(1,240)
Other comprehensive income, net of tax	—	—	—	2,408	—	2,408	11	2,419
Net income	—	—	—	—	3,925	3,925	376	4,301
Balance at March 31, 2019	34,505,781	$35	$323,334	$251	$60,015	$383,635	$11,020	$394,655

(1)	Amounts reclassified due to adoption of ASU 2018-02. See Note (2) Summary of Significant Accounting Policies.

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2019	2018
Operating Activities:
Net income (loss) attributable to Common Stockholders	$3,925	$23,560
Net income (loss) attributable to non-controlling interests - TFP	—	5,392
Net income (loss) attributable to non-controlling interests - Other	376	54
Net income (loss)	4,301	29,006
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Net realized and unrealized (gains) losses	(20,151)	(7,384)
Net (gain) on sale of subsidiary	—	(46,184)
Non cash compensation expense	1,408	1,233
Amortization/accretion of premiums and discounts	308	169
Depreciation and amortization expense	3,094	2,958
Bad debt expense	80	64
Amortization of deferred financing costs	240	329
Loss on extinguishment of debt	1,241	428
Deferred tax expense (benefit)	727	10,759
Changes in operating assets and liabilities:
Mortgage loans originated for sale	(350,220)	(360,542)
Proceeds from the sale of mortgage loans originated for sale	366,121	390,747
(Increase) decrease in notes and accounts receivable	(5,020)	(15,234)
(Increase) decrease in reinsurance receivables	(645)	(9,444)
(Increase) decrease in deferred acquisition costs	(664)	4,016
(Increase) decrease in other assets	2,201	(18,361)
Increase (decrease) in unearned premiums	(10,370)	17,639
Increase (decrease) in policy liabilities and unpaid claims	(1,026)	5,737
Increase (decrease) in deferred revenue	(478)	1,604
Increase (decrease) in reinsurance payable	(2,568)	5,624
Increase (decrease) in other liabilities and accrued expenses	3,261	(9,713)
Net cash provided by (used in) operating activities	(8,160)	3,451

Investing Activities:
Purchases of investments	(30,725)	(104,449)
Proceeds from sales and maturities of investments	120,309	76,291
Proceeds from the sale of real estate	2,555	4,200
Purchases of fixed assets	(3,231)	(614)
Proceeds from the sale of subsidiaries	9,676	3,561
Proceeds from notes receivable	7,711	7,803
Issuance of notes receivable	(11,629)	(7,778)
Net cash provided by (used in) investing activities	94,666	(20,986)

Financing Activities:
Non-controlling interest contributions	50	—
Non-controlling interest distributions	—	(241)
Payment of debt issuance costs	(37)	(346)
Proceeds from borrowings and mortgage notes payable	382,506	363,590
Principal paydowns of borrowings and mortgage notes payable	(455,414)	(395,625)
Repurchases of Common Stock	(9,085)	(187)
Net cash provided by (used in) financing activities	(81,980)	(32,809)
Net increase (decrease) in cash, cash equivalents and restricted cash	4,526	(50,344)
Cash, cash equivalents and restricted cash – beginning of period	96,524	142,237
Cash, cash equivalents and restricted cash – beginning of period - held for sale	2,860	10,533
Cash, cash equivalents and restricted cash – end of period (1)	103,910	102,426
Less: Reclassification of cash to assets held for sale	2,769	1,871
Cash, cash equivalents and restricted cash– end of period	$101,141	$100,555

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Right-of-use asset obtained in exchange for lease liability	$33,558	$—
Acquired real estate properties through, or in lieu of, foreclosure of the related loan	$1,958	$3,435
Equity securities acquired through the sale of a subsidiary and asset sales	$—	$134,083

	As of
Reconciliation of cash, cash equivalents and restricted cash shown in the statement of cash flows	March 31, 2019	December 31, 2018
Cash and cash equivalents	$88,079	$86,003
Restricted cash	13,062	10,521
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$101,141	96,524

(1)	Includes cash in assets held for sale
See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2019
(in thousands, except share data)

(1) Organization

Tiptree Inc. (together with its consolidated subsidiaries, collectively, Tiptree, the Company, or we) is a Maryland Corporation that was incorporated on March 19, 2007. Tiptree’s Common Stock trades on the Nasdaq Capital Market under the symbol “TIPT”. Tiptree is a holding company that combines specialty insurance operations with investment management capabilities. We allocate our capital across our insurance operations and other investments. We classify our business into one reportable segment: Specialty Insurance. We refer to our non-insurance operations, assets and other investments, which is comprised of our non-reportable segments and other business activities, as Tiptree Capital.

In this report “Common Stock” means Class A common stock $0.001 par value for periods prior to June 7, 2018 and thereafter the common stock $0.001 par value.

(2) Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of Tiptree have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and include the accounts of the Company and its subsidiaries. The condensed consolidated financial statements are presented in U.S. dollars, the main operating currency of the Company. The unaudited condensed consolidated financial statements presented herein should be read in conjunction with the annual audited financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2018. In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, including normal recurring adjustments necessary to present fairly the Company’s financial position, results of operations, comprehensive income and cash flows for each of the interim periods presented. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the full year ending on December 31, 2019.

As a result of changes in presentation made in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, certain prior period amounts have been reclassified to conform to the current presentation. These reclassifications had no effect on the reported results of operations.

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

As a result of the adoption of ASU 2016-02, the Company’s operating leases are now recognized on the condensed consolidated balance sheets as of January 1, 2019. See Note (14) Other Assets and Other Liabilities and Accrued Expenses for additional information.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2019
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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2019
(in thousands, except share data)

Recent Accounting Standards

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 supersedes the previous leases standard, Leases (Topic 840). The standard is effective on January 1, 2019, with early adoption permitted. The Company adopted the standard in the first quarter of 2019 under the modified retrospective approach without restating prior comparative periods. The adoption of the updated guidance resulted in the Company recognizing a right of use asset of $32,052 as part of other assets and a lease liability of $33,558 as part of other liabilities and accrued expenses in the condensed consolidated balance sheets, as well as de-recognizing the liability for deferred rent that was required under the previous guidance, for its operating lease agreements at January 1, 2019. We have elected the practical expedient to not separate lease components and non-lease components, and leases with an initial term of 12 months or less are not recorded on the balance sheet. The cumulative effect adjustment to the opening balance of retained earnings was zero.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (AOCI), which permits companies to reclassify stranded tax effects caused by Public Law no. 115-97, commonly referred to as the Tax Cuts and Jobs Act (Tax Act), from accumulated other comprehensive income (AOCI) to retained earnings. Deferred tax assets (DTA) related to available for sale (AFS) securities unrealized gains and losses that were revalued as of December 31, 2017 created stranded tax effects in accumulated other comprehensive income (AOCI) due to the enactment of the Tax Act, due to the nature of existing GAAP requiring recognition of tax rate change effects on the DTA revaluation related to AFS securities as an adjustment to provision for income taxes. Specifically, ASU 2018-02 permits a reclassification from AOCI to retained earnings for stranded tax effects resulting from the Tax Act. Additionally, the ASU requires new disclosures by all companies, whether they opt to do the reclassification or not. The amendments in ASU 2018-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company has adopted the standard effective January 1, 2019, and reclassified the stranded tax effects caused by the Tax Act from AOCI to retained earnings. The standard is applied in the period of adoption, and the impact to the Company’s condensed consolidated financial statements in the period of adoption is not material. The Company’s accounting policy for the release of stranded tax effects in AOCI is the aggregate portfolio approach.

Recently Issued Accounting Pronouncements, Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2019
(in thousands, except share data)

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

(3) Dispositions, Assets Held for Sale and Discontinued Operations

Dispositions

The Company completed the sale of Care, as well as two senior living properties held in our specialty insurance business to Invesque Inc. (Invesque), on February 1, 2018. The pre-tax comprehensive income on the sale for the three months ended March 31, 2018 was approximately $44.2 million, which consists of $46.2 million gain on sale of a subsidiary, $1.8 million of realized gain on the sale of the specialty insurance properties, offset by the reclassification of the interest rate swap from AOCI of $3.8 million. In December 2018 an additional gain on sale of a subsidiary of $10.7 million of earnout consideration was recognized as a result of a portfolio disposition by Invesque.

Total consideration received for the sale of Care was $150.7 million, including approximately 16.6 million shares of Invesque, resulting in an ownership of approximately 34% of the acquiring company at the time of sale. The Company has elected to apply the fair value option to the investment in Invesque. As such, these shares are held at fair value within equity securities.

When the Company entered into a purchase agreement on November 16, 2017 to sell Care, the Company concluded that the sale met the requirements to be classified as a discontinued operation. As a result, the Company reclassified the income and expenses attributable to Care to net income (loss) from discontinued operations through the completion of the sale.

The Company has entered into a definitive agreement to sell Luxury, which is pending a regulatory review, and is classified as held for sale at March 31, 2019 and December 31, 2018. The agreement did not meet the requirements to be classified as a discontinued operation.

As of March 31, 2019 and December 31, 2018, the Company did not record any impairments with respect to assets held for sale.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2019
(in thousands, except share data)

Assets Held for Sale

The following table represents detail of assets and liabilities held for sale in the condensed consolidated balance sheets for the following periods:

	As of
	March 31, 2019	December 31, 2018
Assets
Investments:
Loans, at fair value	$63,372	$63,340
Other investments	1,283	798
Total Investments	64,655	64,138
Cash and cash equivalents	2,769	2,860
Notes and accounts receivable, net	203	230
Other assets (1)	1,827	1,003
Assets held for sale	$69,454	$68,231

Liabilities
Debt, net	$61,602	$61,381
Other liabilities and accrued expenses (2)	2,597	1,599
Liabilities held for sale	$64,199	$62,980

(1)	Includes $582 and $0 of a right of use asset as of March 31, 2019 and December 31, 2018, respectively.

(2)	Includes $601 and $0 of a lease liability as of March 31, 2019 and December 31, 2018, respectively.

Discontinued Operations

The following table represents detail of revenues and expenses of discontinued operations in the condensed consolidated statements of operations for the following periods:

	Three Months Ended March 31,
	2019	2018
Revenues:
Rental and related revenue	$—	$6,476
Other revenue	—	149
Total revenues	—	6,625
Expenses:
Employee compensation and benefits	—	2,788
Interest expense	—	1,252
Other expenses	—	1,961
Total expenses	—	6,001
Net income (loss) before taxes from discontinued operations	—	624
Gain on sale of discontinued operations	—	46,184
Less: provision (benefit) for income taxes	—	12,327
Net income (loss) from discontinued operations	$—	$34,481

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2019
(in thousands, except share data)

The following table represents a summary of cash flows related to discontinued operation included in the condensed consolidated statements of cash flows for the following periods:

	Three Months Ended March 31,
	2019	2018
Net cash provided by (used in):
Operating activities	$—	$(2,095)
Investing activities	—	(592)
Financing activities	—	(123)
Net cash flows provided by discontinued operations	$—	$(2,810)

(4) Operating Segment Data

Tiptree is a holding company that combines specialty insurance operations with investment management capabilities. We allocate our capital across our insurance operations and other investments. We classify our business into one reportable segment – Specialty Insurance. We refer to our non-insurance operations, assets and other investments, which is comprised of our non-reportable operating segments and other business activities, as Tiptree Capital. Corporate activities include holding company interest expense, employee compensation and benefits, and other expenses.

Our reportable segment’s income or loss is reported before income taxes, discontinued operations and non-controlling interests. Segment results incorporate the revenues and expenses of these subsidiaries since they commenced operations or were acquired. As of December 31, 2018, Mortgage and Asset Management, which previously were reportable segments, no longer met the quantitative threshold for disclosure. Those are now reported in Other, which we refer to as Tiptree Capital. Prior periods have been conformed to the current year presentation. Intercompany transactions are eliminated.

A description of our reportable segment and of Tiptree Capital are as follows:

Specialty Insurance operations are conducted through Fortegra Financial Corporation (Fortegra), an insurance holding company. Fortegra underwrites and provides specialty insurance products, primarily in the United States, and is a leading provider of credit insurance and asset protection products. Fortegra’s range of products and services include credit protection insurance, warranty and service contract products, and other specialty insurance programs which underwrite niche personal and commercial lines of insurance. We also offer various other insurance related products and services throughout the U.S. through our non-regulated subsidiaries.

Tiptree Capital includes our asset management, mortgage and shipping operations, and other investments (including our Invesque shares).

The tables below present the components of revenue, expense, pre-tax income (loss), and assets for our reportable segment as well as Tiptree Capital for the following periods:

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Specialty Insurance	Tiptree Capital	Total	Specialty Insurance	Tiptree Capital	Total
Total revenue	$154,628	$29,275	$183,903	$129,998	$18,074	$148,072
Total expense	(146,490)	(23,357)	(169,847)	(128,655)	(19,746)	(148,401)
Corporate expense	—	—	(8,901)	—	—	(6,714)
Net income (loss) before taxes from continuing operations	$8,138	$5,918	$5,155	$1,343	$(1,672)	$(7,043)
Less: provision (benefit) for income taxes			854			(1,568)
Net income (loss) from discontinued operations			—			34,481
Net income (loss) before non-controlling interests			$4,301			$29,006
Less: net income (loss) attributable to non-controlling interests			376			5,446
Net income (loss) attributable to Common Stockholders			$3,925			$23,560

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2019
(in thousands, except share data)

The following table summarizes sources of revenue from Tiptree Capital:

	Three Months Ended March 31,
	2019	2018
Net realized and unrealized gains (losses) (1)	$18,037	$10,791
Other investment income (2)	9,881	5,108
Management fee income	1,267	1,577
Other	90	598
Total Revenue	$29,275	$18,074

(1)	See Note (5) Investments for the components of Net realized and unrealized gains (losses) related to Tiptree Capital.

(2)	See Note (5) Investments for the components of Other investment income.

The following table presents the reportable segment and Tiptree Capital assets for the following periods:

	As of March 31, 2019				As of December 31, 2018
	Specialty Insurance	Tiptree Capital	Corporate	Total	Specialty Insurance	Tiptree Capital	Corporate	Total
Total assets	$1,450,765	$320,320	$43,755	$1,814,840	$1,514,084	$318,420	$32,414	$1,864,918

(5) Investments

The following table presents the Company's investments related to insurance operations (Specialty Insurance) and investments from other Tiptree investing activities (Tiptree Capital), measured at fair value as of the following periods:

	As of March 31, 2019			As of December 31, 2018
	Specialty Insurance	Tiptree Capital	Total	Specialty Insurance	Tiptree Capital	Total
Available for sale securities, at fair value	$283,929	$—	$283,929	$283,563	$—	$283,563
Loans, at fair value	71,633	53,512	125,145	158,466	56,917	215,383
Equity securities	26,977	95,615	122,592	29,425	93,554	122,979
Other investments	18,751	57,990	76,741	18,526	56,476	75,002
Total investments	$401,290	$207,117	$608,407	$489,980	$206,947	$696,927

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2019
(in thousands, except share data)

Available for Sale Securities, at fair value

All of the Company’s investments in available for sale securities (AFS) as of March 31, 2019 and December 31, 2018 are held by subsidiaries in the specialty insurance business. The following tables present the Company's investments in available for sale securities:

	As of March 31, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$78,903	$595	$(213)	$79,285
Obligations of state and political subdivisions	63,234	745	(197)	63,782
Corporate securities	93,144	798	(260)	93,682
Asset backed securities	42,356	38	(1,203)	41,191
Certificates of deposit	1,096	—	—	1,096
Obligations of foreign governments	4,865	29	(1)	4,893
Total	$283,598	$2,205	$(1,874)	$283,929

	As of December 31, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$71,945	$266	$(463)	$71,748
Obligations of state and political subdivisions	67,624	280	(458)	67,446
Corporate securities	96,888	78	(1,241)	95,725
Asset backed securities	41,912	14	(1,274)	40,652
Certificates of deposit	1,241	—	—	1,241
Obligations of foreign governments	6,750	12	(11)	6,751
Total	$286,360	$650	$(3,447)	$283,563

The amortized cost and fair values of investments in debt securities, by contractual maturity date, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of
	March 31, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$32,144	$32,107	$30,920	$30,836
Due after one year through five years	166,245	167,544	167,201	166,366
Due after five years through ten years	30,208	30,291	32,805	32,185
Due after ten years	12,645	12,796	13,522	13,524
Asset-backed securities	42,356	41,191	41,912	40,652
Total	$283,598	$283,929	$286,360	$283,563

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2019
(in thousands, except share data)

The following tables summarize the gross unrealized losses on available for sale securities in an unrealized loss position:

	As of March 31, 2019
	Less Than or Equal to One Year			More Than One Year
	Fair value	Gross unrealized losses	# of Securities	Fair value	Gross unrealized losses	# of Securities
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$2,058	$(3)	15	$21,591	$(210)	127
Obligations of state and political subdivisions	5,555	(3)	13	15,093	(194)	89
Corporate securities	4,292	(31)	32	23,033	(229)	271
Asset-backed securities	33,316	(272)	12	2,665	(931)	10
Obligations of foreign governments	—	—	—	942	(1)	4
Total	$45,221	$(309)	72	$63,324	$(1,565)	501

	As of December 31, 2018
	Less Than or Equal to One Year			More Than One Year
	Fair value	Gross unrealized losses	# of Securities	Fair value	Gross unrealized losses	# of Securities
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$14,844	$(70)	51	$19,495	$(393)	128
Obligations of state and political subdivisions	15,830	(30)	41	21,594	(428)	115
Corporate securities	47,976	(393)	352	28,517	(848)	404
Asset-backed securities	37,613	(1,262)	35	614	(12)	5
Obligations of foreign governments	2,313	(6)	15	1,301	(5)	8
Total	$118,576	$(1,761)	494	$71,521	$(1,686)	660
The Company does not intend to sell the investments that were in an unrealized loss position as of March 31, 2019, and management believes that it is more likely than not that the Company will be able to hold these securities until full recovery of their amortized cost basis for fixed maturity securities. The unrealized losses were attributable to changes in interest rates and not credit-related issues. As of March 31, 2019 and December 31, 2018, based on the Company's review, none of the fixed maturity securities were deemed to be other-than-temporarily impaired based on the Company's analysis of the securities and its intent to hold the securities until recovery.

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

	As of
	March 31, 2019	December 31, 2018
Fair value of restricted investments for special deposits required by state insurance departments	$6,317	$9,398
Fair value of restricted investments in trust pursuant to reinsurance agreements	26,086	24,931
Total fair value of restricted investments	$32,403	$34,329

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2019
(in thousands, except share data)

The following table presents additional information on the Company’s available for sale securities:

	Three Months Ended March 31,
	2019	2018
Purchases of available for sale securities	$29,861	$75,570

Proceeds from maturities, calls and prepayments of available for sale securities	$11,144	$10,018

Gains (losses) realized on maturities, calls and prepayments of available for sale securities	$—	$(27)

Gross proceeds from sales of available for sale securities	$21,168	$32,032

Gains (losses) realized on sales of available for sale securities	$(5)	$(500)

Loans, at fair value

The following tables present the Company’s investments in loans measured at fair value and the Company’s investments in loans, measured at fair value pledged as collateral:

	As of March 31, 2019				As of December 31, 2018
	Fair value	Unpaid principal balance (UPB)	Fair value exceeds / (below) UPB	Pledged as Collateral	Fair value	Unpaid principal balance (UPB)	Fair value exceeds / (below) UPB	Pledged as Collateral
Specialty Insurance:
Corporate loans (1)	$47,094	$51,454	$(4,360)	$—	$130,910	$136,475	$(5,565)	$120,202
Non-performing loans (2)	24,539	30,545	(6,006)	—	27,556	33,887	(6,331)	—
Tiptree Capital:
Mortgage loans held for sale (3)	53,512	51,239	2,273	53,028	56,917	54,679	2,238	56,441
Total loans, at fair value	$125,145	$133,238	$(8,093)	$53,028	$215,383	$225,041	$(9,658)	$176,643

(1)	The UPB of these loans approximates cost basis.

(2)	The cost basis of NPLs was approximately $19,033 and $21,555 at March 31, 2019 and December 31, 2018, respectively.

(3)
As of March 31, 2019 there was one mortgage loan held for sale with a fair value of $123 that was 90 days or more past due. As of December 31, 2018 there were no mortgage loans held for sale 90 days or more past due.

Equity securities

Equity securities represents the carrying amount of the Company's basis in equity investments. Included within the equity securities balance are 16.6 million shares of Invesque for which the Company has elected to apply the fair value option. The following table contains information regarding the Company’s equity securities related to insurance operations and other Tiptree investing activity as of the following periods:

	As of March 31, 2019			As of December 31, 2018
	Specialty Insurance	Tiptree Capital	Total	Specialty Insurance	Tiptree Capital	Total
Invesque Inc.	$20,015	$95,615	$115,630	$19,584	$93,554	$113,138
Other equity securities	6,962	—	6,962	9,841	—	9,841
Total equity securities	$26,977	$95,615	$122,592	$29,425	$93,554	$122,979

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2019
(in thousands, except share data)

Other Investments

The following table contains information regarding the Company’s other investments as of the following periods:

	As of March 31, 2019			As of December 31, 2018
	Specialty Insurance	Tiptree Capital	Total	Specialty Insurance	Tiptree Capital	Total
Vessels, net (1)	$—	$49,547	$49,547	$—	$50,125	$50,125
Real estate	9,863	—	9,863	10,019	—	10,019
Other	8,888	8,443	17,331	8,507	6,351	14,858
Total other investments	$18,751	$57,990	$76,741	$18,526	$56,476	$75,002

(1)	Net of accumulated depreciation of $1,490 and $898, respectively.

Net Investment Income - Specialty Insurance

Net investment income represents investment income and expense from investments related to insurance operations as disclosed within net investment income on the condensed consolidated statements of operations. The following tables present the components of net investment income by source of income:

	Three Months Ended March 31,
	2019	2018
Interest:
Available for sale securities, at fair value	$2,127	$1,219
Loans, at fair value	1,831	2,472
Other investments	104	342
Dividends from equity securities	574	390
Other	—	97
Subtotal	4,636	4,520
Less: investment expenses	335	315
Net investment income	$4,301	$4,205

Other Investment Income - Tiptree Capital

Other investment income represents other income from other Tiptree non-insurance activities as disclosed within other revenue on the condensed consolidated statements of operations, see Note (15) Other Revenue, Other Expenses and Other Income. The following tables present the components of other investment income by type:

	Three Months Ended March 31,
	2019	2018
Interest income:
Loans, at fair value	$1,360	$873
Other	130	254
Dividends from equity securities	2,533	1,663
Loan fee income:
Loans, at fair value	2,239	2,318
Charter revenue from vessels	3,619	—
Other investment income	$9,881	$5,108

Net realized and unrealized gains (losses)

The following table presents the components of net realized and unrealized gains (losses) recorded on the condensed consolidated statements of operations. Net unrealized gains (losses) on available for sale securities are included within other comprehensive income, and as such, are not included in this table:

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2019
(in thousands, except share data)

	Three Months Ended March 31,
	2019	2018
Net realized gains (losses)
Specialty Insurance:
Reclass of unrealized gains (losses) on AFS from OCI	$(5)	$(527)
Net gains (losses) on loans	(278)	1,247
Net gains (losses) on equity securities	482	2,574
Other	—	1,845
Tiptree Capital:
Net gains (losses) on loans	13,587	15,796
Total net realized gains (losses)	13,786	20,935

Net unrealized gains (losses)
Specialty Insurance:
Net change in unrealized gains (losses) on loans	224	(453)
Net unrealized gains (losses) on equity securities held at period end	1,760	(5,926)
Reclass of unrealized (gains) losses from prior periods for equity securities sold	(403)	(2,167)
Other	334	—
Tiptree Capital:
Net change in unrealized gains (losses) on loans	23	(1,043)
Net unrealized gains (losses) on equity securities held at period end	2,061	(3,178)
Other	2,366	(784)
Total net unrealized gains (losses)	6,365	(13,551)
Total net realized and unrealized gains (losses)	$20,151	$7,384

(6) Notes and Accounts Receivable, net

The following table summarizes the total notes and accounts receivable, net:

	As of
	March 31, 2019	December 31, 2018
Notes receivable, net - premium financing program	$16,338	$13,057
Accounts and premiums receivable, net	44,867	50,880
Retrospective commissions receivable	90,339	84,488
Trust receivables	59,420	53,424
Other receivables	21,026	21,256
Total	$231,990	$223,105

Notes Receivable, net

The Company has established an allowance for uncollectible amounts against its notes receivable of $121 and $97 as of March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019 and December 31, 2018, there were $170 and $368 in balances classified as 90 days plus past due, respectively. Bad debt expense totaled $69 and $54 for the three months ended March 31, 2019 and 2018, respectively.

Accounts and premiums receivable, net

The Company has established a valuation allowance against its accounts and premiums receivable of $225 and $217 as of March 31, 2019 and December 31, 2018, respectively. Bad debt expense totaled $11 and $11 for the three months ended March 31, 2019 and 2018, respectively.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2019
(in thousands, except share data)

(7) Reinsurance Receivables

The following table presents the effect of reinsurance on premiums written and earned by our specialty insurance business for the following periods:

	Direct amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount - assumed to net
For the Three Months Ended March 31, 2019
Premiums written:
Life insurance	$14,911	$7,703	$391	$7,599	5.1%
Accident and health insurance	27,799	17,975	747	10,571	7.1%
Property and liability insurance	137,603	51,819	17,003	102,787	16.5%
Total premiums written	180,313	77,497	18,141	120,957	15.0%

Premiums earned:
Life insurance	16,449	8,526	416	8,339	5.0%
Accident and health insurance	30,613	20,623	794	10,784	7.4%
Property and liability insurance	144,994	60,810	15,666	99,850	15.7%
Total premiums earned	$192,056	$89,959	$16,876	$118,973	14.2%

For the Three Months Ended March 31, 2018
Premiums written:
Life insurance	$13,762	$7,176	$427	$7,013	6.1%
Accident and health insurance	26,626	17,433	769	9,962	7.7%
Property and liability insurance	141,742	66,827	17,328	92,243	18.8%
Total premiums written	182,130	91,436	18,524	109,218	17.0%

Premiums earned:
Life insurance	15,614	7,822	453	8,245	5.5%
Accident and health insurance	28,902	19,617	818	10,103	8.1%
Property and liability insurance	129,609	53,931	7,619	83,297	9.1%
Total premiums earned	$174,125	$81,370	$8,890	$101,645	8.7%

The following table presents the components of policy and contract benefits, including the effect of reinsurance on losses and loss adjustment expenses (LAE) incurred:

	Direct amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount - assumed to net
For the Three Months Ended March 31, 2019
Losses Incurred
Life insurance	$9,958	$5,904	$(8)	$4,046	(0.2)%
Accident and health insurance	3,330	2,485	221	1,066	20.7%
Property and liability insurance	55,918	35,578	10,341	30,681	33.7%
Total losses incurred	69,206	43,967	10,554	35,793	29.5%

	Member benefit claims (1)			5,048
	Total policy and contract benefits			$40,841

For the Three Months Ended March 31, 2018
Losses Incurred
Life insurance	$10,353	$5,672	$162	$4,843	3.3%
Accident and health insurance	4,577	3,544	246	1,279	19.2%
Property and liability insurance	53,557	32,930	5,963	26,590	22.4%
Total losses incurred	68,487	42,146	6,371	32,712	19.5%

	Member benefit claims (1)			3,914
	Total policy and contract benefits			$36,626
(1) - Member benefit claims are not covered by reinsurance.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2019
(in thousands, except share data)

The following table presents the components of the reinsurance receivables:

	As of
	March 31, 2019	December 31, 2018
Prepaid reinsurance premiums:
Life (1)	$68,317	$69,436
Accident and health (1)	58,957	61,606
Property	169,507	178,498
Total	296,781	309,540

Ceded claim reserves:
Life	3,374	3,424
Accident and health	9,842	11,039
Property	75,678	75,748
Total ceded claim reserves recoverable	88,894	90,211
Other reinsurance settlements recoverable	35,321	20,600
Reinsurance receivables	$420,996	$420,351

(1)	Including policyholder account balances ceded.

The following table presents the aggregate amount included in reinsurance receivables that is comprised of the three largest receivable balances from non-affiliated reinsurers:

As of March 31, 2019
Total of the three largest receivable balances from non-affiliated reinsurers	$100,125

As of March 31, 2019, the non-affiliated reinsurers from whom our specialty insurance business has the largest receivable balances were: MFI Insurance Company, LTD (A. M. Best Rating: Not rated), Freedom Insurance Company, LTD (A. M. Best Rating: Not rated) and Frandisco Property and Casualty Insurance Company (A. M. Best Rating: Not rated). The related receivables of these reinsurers are collateralized by assets on hand, assets held in trust accounts and letters of credit. As of March 31, 2019, the Company does not believe there is a risk of loss due to the concentration of credit risk in the reinsurance program given the collateralization.

(8) Goodwill and Intangible Assets, net

The following table presents identifiable finite and indefinite-lived intangible assets, accumulated amortization, and goodwill by operating segment and/or reporting unit, as appropriate:

	As of March 31, 2019			As of December 31, 2018
	Specialty Insurance	Other (1)	Total	Specialty Insurance	Other (1)	Total
Customer relationships	$50,500	$—	$50,500	$50,500	$—	$50,500
Accumulated amortization	(20,264)	—	(20,264)	(18,913)	—	(18,913)
Trade names	6,500	800	7,300	6,500	800	7,300
Accumulated amortization	(2,864)	(300)	(3,164)	(2,727)	(280)	(3,007)
Software licensing	8,500	640	9,140	8,500	640	9,140
Accumulated amortization	(7,367)	(343)	(7,710)	(6,942)	(320)	(7,262)
Insurance policies and contracts acquired	36,500	—	36,500	36,500	—	36,500
Accumulated amortization	(35,965)	—	(35,965)	(35,898)	—	(35,898)
Insurance licensing agreements(2)	13,761	—	13,761	13,761	—	13,761
Intangible assets, net	49,301	797	50,098	51,281	840	52,121
Goodwill	89,854	1,708	91,562	89,854	1,708	91,562
Total goodwill and intangible assets, net	$139,155	$2,505	$141,660	$141,135	$2,548	$143,683

(1)	Other is primarily comprised of mortgage operations.

(2)	Represents intangible assets with an indefinite useful life. Impairment tests are performed at least annually on these assets.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2019
(in thousands, except share data)

Goodwill

The following table presents the activity in goodwill, by operating segment and/or reporting unit, as appropriate, and includes the adjustments made to the balance of goodwill to reflect the effect of the final valuation adjustments made for acquisitions, as well as the reduction to any goodwill attributable to discontinued operations or impairment related charges:

	Specialty Insurance	Other	Total
Balance at December 31, 2018	$89,854	$1,708	$91,562
Balance at March 31, 2019	$89,854	$1,708	$91,562

Accumulated impairments	$—	$699	$699

The Company conducts annual impairment tests of its goodwill as of October 1. For the three months ended March 31, 2019 and 2018, respectively, no impairment was recorded on the Company’s goodwill or intangibles.

Intangible Assets, net

The following table presents the activity, by operating segment and/or reporting unit, as appropriate, in finite and indefinite-lived other intangible assets and includes the adjustments made to the balance to reflect the effect of any final valuation adjustments made for acquisitions, as well as any reduction attributable to discontinued operations or impairment-related charges:

	Specialty Insurance	Other	Total
Balance at December 31, 2018	$51,281	$840	$52,121
Less: amortization expense	(1,980)	(43)	(2,023)
Balance at March 31, 2019	$49,301	$797	$50,098

The following table presents the amortization expense on finite-lived intangible assets for the following periods:

	Three Months Ended March 31,
	2019	2018
Amortization expense on intangible assets	$2,023	$2,475

The following table presents the amortization expense on finite-lived intangible assets for the next five years by operating segment and/or reporting unit, as appropriate:

	As of March 31, 2019
	Specialty Insurance	Other	Total
Remainder of 2019	$5,746	$128	$5,874
2020	5,150	171	5,321
2021	4,333	171	4,504
2022	3,649	126	3,775
2023	3,212	80	3,292
2024 and thereafter	13,450	121	13,571
Total	$35,540	$797	$36,337

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
March 31, 2019
(in thousands, except share data)

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

The following table summarizes the gross notional and fair value amounts of derivatives (on a gross basis) categorized by underlying risk:

	As of March 31, 2019			As of December 31, 2018
	Notional values	Asset derivatives	Liability derivatives	Notional values	Asset derivatives	Liability derivatives
Interest rate risk:
Interest rate lock commitments	$184,074	$5,494	$—	$122,477	$3,460	$—
Forward delivery contracts	47,402	—	55	41,383	5	52
TBA mortgage backed securities	163,000	138	1,086	129,000	39	824
Total	$394,476	$5,632	$1,141	$292,860	$3,504	$876

Derivatives Designated as Cash Flow Hedging Instruments

The following table presents the pretax impact of the cash flow hedging derivative instruments on the condensed consolidated financial statements for the following periods:

	Three Months Ended March 31,
	2019	2018
Gains (losses) recognized in AOCI on the derivative-effective portion	$—	$1,111

(Gains) losses reclassified from AOCI into income-effective portion	$—	$(3,845)

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2019
(in thousands, except share data)

(10) Debt, net

The following table summarizes the balance of the Company’s debt obligations, net of discounts and deferred financing costs.

		Stated interest rate or range of rates	Maximum borrowing capacity as of	As of
Debt Type	Stated maturity date		March 31, 2019	March 31, 2019	December 31, 2018
Corporate debt
Secured corporate credit agreements	April 2019 - September 2020	LIBOR + 1.00% to 5.50%	$131,120	$78,683	$72,090
Junior subordinated notes	October 2057	8.50%	125,000	125,000	125,000
Preferred trust securities	June 2037	LIBOR + 4.10%	35,000	35,000	35,000
Total corporate debt				238,683	232,090
Asset based debt (1)
Asset based revolving financing (2)	April 2019	LIBOR + 2.60%	25,000	6,769	86,092
Residential mortgage warehouse borrowings (3)	May 2019 - August 2019	LIBOR + 2.00% to 2.50%	76,000	45,693	46,091
Total asset based debt				52,462	132,183
Total debt, face value				291,145	364,273
Unamortized discount, net				(428)	(504)
Unamortized deferred financing costs				(7,919)	(9,686)
Total debt, net				$282,798	$354,083

(1)	Asset based debt is generally recourse only to specific assets and related cash flows.

(2)	The weighted average coupon rate for asset based revolving financing was 5.09% and 4.30% at March 31, 2019 and December 31, 2018, respectively.

(3)	The weighted average coupon rate for residential mortgage warehouse borrowings was 4.63% and 4.66% at March 31, 2019 and December 31, 2018, respectively.

The table below presents the amount of interest expense the Company incurred on its debt for the following periods:

	Three Months Ended March 31,
	2019	2018
Interest expense - corporate debt	$4,994	$3,852
Interest expense - asset based debt	1,926	2,094
Interest expense on debt	$6,920	$5,946

The following table presents the future maturities of the unpaid principal balance on the Company’s debt as of:

March 31, 2019
Remainder of 2019	$60,025
2020	71,120
2021	—
2022	—
2023	—
2024 and thereafter	160,000
Total	$291,145

The following narrative is a summary of certain terms of our debt agreements for the period ended March 31, 2019:
Corporate Debt

Secured Corporate Credit Agreements

As of March 31, 2019 and December 31, 2018, a total of $71,120 and $72,090, respectively, was outstanding under the Operating Company credit agreement.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2019
(in thousands, except share data)

As of March 31, 2019 and December 31, 2018, a total of $7,563 and $0, respectively, was outstanding under the revolving line of credit in our specialty insurance business. During April 2019, the maturity date of this borrowing was extended to April 2020 with a new rate of LIBOR plus 1.20%.

Asset Based Debt

Asset Backed Revolving Financing

The $81,343 balance as of December 31, 2018 of the corporate loan financing agreement in our specialty insurance business was paid off and the borrowing was extinguished during the three months ended March 31, 2019.

As of March 31, 2019 and December 31, 2018, a total of $6,769 and $4,749 , respectively, was outstanding under the borrowing related to our premium finance business in our specialty insurance business. During April 2019, the maturity date of this borrowing was extended to April 2021 with a new rate of LIBOR plus 2.40%.

Residential Mortgage Warehouse Borrowings

As of March 31, 2019 and December 31, 2018, a total of $45,693 and $46,091, respectively, was outstanding under such financing agreements. During May 2019, a subsidiary in our mortgage business extended the maturity date of a $50,000 warehouse line of credit from May 2019 to May 2020.

As of March 31, 2019, the Company is in compliance with the representations and covenants for outstanding borrowings or has obtained waivers for any events of non-compliance.

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
March 31, 2019
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

Equity securities

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

The Company’s investment in Invesque is subject to certain contractual and functional sale restrictions. The functional restriction period is sequential to the contractual restriction period. As of March 31, 2019, the weighted average estimated contractual sale restriction period was 1.25 months, with 50% of the shares restricted from sale for a period from 1 to 4 months. In addition, as of March 31, 2019, the weighted average estimated functional restriction period was 0.4 months, with 70% of the shares restricted for a period from 0.25 to 0.75 months. The fair value of the Invesque shares is based on the market price adjusted for the impact of these restrictions, and as a result of the discount on the Invesque investment, the fair value measurement falls under Level 2 of the fair value hierarchy.

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

NPLs that have become REOs were measured at fair value on a non-recurring basis at the time of transfer during the three months ended March 31, 2019 and the year ended December 31, 2018. The carrying value of REOs at March 31, 2019 and December 31, 2018 was $9,863 and $10,019 , respectively. Upon conversion to REO, the fair value is estimated using broker

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2019
(in thousands, except share data)

price opinion (BPO). BPOs are subject to judgments of a particular broker formed by visiting a property, assessing general home values in an area, reviewing comparable listings, and reviewing comparable completed sales. These judgments may vary among brokers and may fluctuate over time based on housing market activities and the influx of additional comparable listings and sales. REO is included in other investments. Subsequent to conversion, REOs are carried at lower of cost or market.

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

The following tables present the Company’s fair value hierarchies for financial assets and liabilities, measured on a recurring basis:

	As of March 31, 2019
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value
Assets:
Available for sale securities, at fair value:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$79,285	$—	$79,285
Obligations of state and political subdivisions	—	63,782	—	63,782
Obligations of foreign governments	—	4,893	—	4,893
Certificates of deposit	1,096	—	—	1,096
Asset backed securities	—	39,642	1,549	41,191
Corporate securities	—	93,682	—	93,682
Total available for sale securities, at fair value	1,096	281,284	1,549	283,929

Loans, at fair value:
Corporate loans	—	7,331	39,763	47,094
Mortgage loans held for sale	—	53,512	—	53,512
Non-performing loans	—	—	24,539	24,539
Total loans, at fair value	—	60,843	64,302	125,145

Equity securities	6,610	115,630	352	122,592

Other investments, at fair value	—	138	10,867	11,005

Total	$7,706	$457,895	$77,070	$542,671

Liabilities:
Derivative liabilities (included in other liabilities and accrued expenses)	—	1,141	—	1,141
Total	$—	$1,141	$—	$1,141

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2019
(in thousands, except share data)

	As of December 31, 2018
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value
Assets:
Available for sale securities, at fair value:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$71,748	$—	$71,748
Obligations of state and political subdivisions	—	67,446	—	67,446
Obligations of foreign governments	—	6,751	—	6,751
Certificates of deposit	1,241	—	—	1,241
Asset backed securities	—	39,144	1,508	40,652
Corporate bonds	—	95,725	—	95,725
Total available for sale securities, at fair value	1,241	280,814	1,508	283,563

Loans, at fair value:
Corporate loans	—	22,697	108,213	130,910
Mortgage loans held for sale	—	56,917	—	56,917
Non-performing loans	—	—	27,556	27,556
Total loans, at fair value	—	79,614	135,769	215,383

Equity securities	9,323	113,138	518	122,979

Other investments, at fair value	—	44	8,487	8,531

Total	$10,564	$473,610	$146,282	$630,456

Liabilities:
Derivative liabilities (included in other liabilities and accrued expenses)	$—	$876	$—	$876
Total	$—	$876	$—	$876
The following table represents additional information about assets that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value for the following periods:

	Three Months Ended March 31,
	2019 (1)	2018 (1)
Balance at January 1,	$146,282	$162,666
Net realized gains (losses)	118	(77)
Net unrealized gains (losses)	644	1,106
Origination of IRLC	14,817	11,372
Purchases	—	23,298
Sales (1)	(68,896)	(22,633)
Issuances	65	77
Transfer into Level 3 (1)	6,110	7,624
Transfer adjustments (out of) Level 3 (1)	(7,329)	(7,420)
Conversion to real estate owned	(1,958)	(3,435)
Conversion to mortgage loans held for sale	(12,783)	(12,061)
Balance at March 31,	$77,070	$160,517

Changes in unrealized gains (losses) included in earnings related to assets still held at period end	$(635)	$1,105

(1)
All transfers are deemed to occur at end of period. Transfers between Level 2 and 3 were a result of subjecting third-party pricing on assets to various liquidity, depth, bid-ask spread and benchmarking criteria as well as assessing the availability of observable inputs affecting their fair valuation.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2019
(in thousands, except share data)

The following is quantitative information about Level 3 assets with significant unobservable inputs used in fair valuation.

	Fair Value as of				Actual or Range (Weighted average)
Assets	March 31, 2019	December 31, 2018	Valuation technique	Unobservable input(s)	March 31, 2019	December 31, 2018
Interest rate lock commitments	$5,494	$3,460	Internal model	Pull through rate	50% - 95%	50% - 95%
NPLs	24,539	27,556	Discounted cash flow	See table below (1)	See table below	See table below
Total	$30,033	$31,016

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

	As of March 31, 2019			As of December 31, 2018
Unobservable inputs	High	Low	Average(1)	High	Low	Average(1)
Discount rate	30.0%	16.0%	23.3%	30.0%	16.0%	23.6%
Loan resolution time-line (Years)	2.3	0.6	1.3	2.1	0.6	1.2
Value of underlying properties	$1,780	$55	$376	$1,780	$55	$383
Holding costs	14.2%	5.3%	7.1%	14.7%	5.0%	6.9%
Liquidation costs	14.2%	8.4%	9.2%	14.2%	8.4%	9.2%
Note rate	6.0%	3.0%	4.9%	6.0%	3.0%	4.9%
Secondary market transaction prices/UPB	88.3%	74.5%	83.3%	88.3%	74.5%	83.3%

(1)	Weighted based on value of underlying properties.

The following table presents the carrying amounts and estimated fair values of financial assets and liabilities that are not recorded at fair value and their respective levels within the fair value hierarchy:

	As of March 31, 2019			As of December 31, 2018
	Level within fair value hierarchy	Fair value	Carrying value	Level within fair value hierarchy	Fair value	Carrying value
Assets:
Debentures	2	$5,182	$5,182	2	$5,134	$5,134
Notes and accounts receivable, net	2	16,338	16,338	2	13,057	13,057
Total assets		$21,520	$21,520		$18,191	$18,191

Liabilities:
Debt, net	3	$295,092	$290,717	3	$363,769	$363,769
Total liabilities		$295,092	$290,717		$363,769	$363,769
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
March 31, 2019
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

(12) Liability for Unpaid Claims and Claim Adjustment Expenses

Roll forward of Claim Liability

The following table presents the activity in the net liability for unpaid losses and allocated loss adjustment expenses of short-duration contracts for the following periods:

	Three Months Ended March 31,
	2019	2018
Policy liabilities and unpaid claims balance as of January 1,	$131,611	$112,003
Less : liabilities of policy-holder accounts balances, gross	(13,659)	(15,474)
Less : non-insurance warranty benefit claim liabilities	(94)	(58)
Gross liabilities for unpaid losses and loss adjustment expenses	117,858	96,471
Less : reinsurance recoverable on unpaid losses - short duration	(90,016)	(73,778)
Less : other lines, gross	(227)	(224)
Net balance as of January 1, short duration	27,615	22,469

Incurred (short duration) related to:
Current year	33,137	25,002
Prior years	2,362	6,966
Total incurred	35,499	31,968

Paid (short duration) related to:
Current year	29,713	14,434
Prior years	4,973	14,179
Total paid	34,686	28,613

Net balance as of March 31, short duration	28,428	25,824
Plus : reinsurance recoverable on unpaid losses - short duration	88,695	76,619
Plus : other lines, gross	230	172
Gross liabilities for unpaid losses and loss adjustment expenses	117,353	102,615
Plus : liabilities of policy-holder accounts balances, gross	13,138	15,048
Plus : non-insurance warranty benefit claim liabilities	94	77
Policy liabilities and unpaid claims balance as of March 31,	$130,585	$117,740

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2019
(in thousands, except share data)

The following schedule reconciles the total on short duration contracts per the table above to the amount of total losses incurred as presented in the condensed consolidated statement of operations, excluding the amount for member benefit claims:

	Three Months Ended March 31,
	2019	2018
Short duration incurred	$35,499	$31,968
Other lines incurred	—	46
Unallocated loss adjustment expense	294	698
Total losses incurred	$35,793	$32,712
For the three months ended March 31, 2019, the Company’s specialty insurance business experienced an increase in prior year case development of $2,362 primarily from its non-standard auto business.

For the three months ended March 31, 2018, the Company’s specialty insurance business experienced an increase in prior year case development of $6,966. This included $3,295 in non-standard auto and $3,831 in warranty. This development was partially offset by favorable development in its credit lines of business. The warranty and credit lines of business are primarily in retrospective commission arrangements that minimally impact the operating income of the Company.

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

	Three Months Ended March 31,
	2019	2018
Asset management fee income	$1,267	$1,577
Warranty coverage revenue	6,822	6,123
Car club revenue	8,701	7,829
Other	1,708	2,097
Revenue from contracts with customers	$18,498	$17,626

Management Fees
The Company earns asset management fee income in the form of base management fees and incentive fees from the CLOs it manages. These base management fees are billed as the services are provided and paid periodically in accordance with the terms of the individual management agreements for as long as the Company manages the funds. Base management fees typically consist of fees based on the amount of assets held in the CLOs. Base management fees are recognized as revenue when earned. The Company does not recognize incentive fees until all contractual contingencies have been removed.

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
March 31, 2019
(in thousands, except share data)

Information on Remaining Performance Obligations
We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at March 31, 2019.

Contract Balances
The timing of our revenue recognition may differ from the timing of payment by our customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied.

The table below presents the activity in the significant deferred assets and liabilities related to revenue from contracts with customers for the three months ended March 31, 2019.

	January 1, 2019			March 31, 2019
	Beginning balance	Additions	Amortizations	Ending balance
Deferred costs
Warranty coverage revenue	$1,274	$79	$267	$1,086
Car club revenue	12,189	5,662	6,608	11,243
Total	$13,463	$5,741	$6,875	$12,329

Deferred revenue
Warranty coverage revenue	$39,835	$9,092	$6,822	$42,105
Car club revenue	16,128	7,456	8,701	14,883
Total	$55,963	$16,548	$15,523	$56,988

Bad debt expense was not material for any period presented.

(14) Other Assets and Other Liabilities and Accrued Expenses

Other Assets

The following table presents the components of other assets as reported in the condensed consolidated balance sheets:

	As of
	March 31, 2019	December 31, 2018
Right of use asset - Operating leases (1)	$29,564	$—
Furniture, fixtures and equipment, net	8,876	6,122
Prepaid expenses	7,079	7,351
Income tax receivable	2,098	2,307
Subsidiary sale receivable (2)	1,000	10,676
Other	21,848	19,578
Total other assets	$70,465	$46,034

(1)	See Note (2) Summary of Significant Accounting Policies and Note (20) Commitments and Contingencies for additional information.

(2)
Related to the gain contingency on sale of Care recorded in December 2018.$9,676 was received in cash in January 2019. The remaining amount is expected to be paid off by 2021. See Note (3) Dispositions, Assets Held for Sale & Discontinued Operations.

The following table presents the depreciation expense related to furniture, fixtures and equipment for the following periods:

	Three Months Ended March 31,
	2019	2018
Depreciation expense related to furniture, fixtures and equipment	$479	$497

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2019
(in thousands, except share data)

Other Liabilities and Accrued Expenses

The following table presents the components of other liabilities and accrued expenses as reported in the condensed consolidated balance sheets:

	As of
	March 31, 2019	December 31, 2018
Accounts payable and accrued expenses	$70,822	$63,755
Operating lease liability(1)	31,473	—
Deferred tax liabilities, net	26,864	25,433
Commissions payable	9,602	11,076
Accrued interest payable	5,111	3,452
Other	19,352	20,474
Total other liabilities and accrued expenses	$163,224	$124,190

(1)	See Note (2) Summary of Significant Accounting Policies and Note (20) Commitments and Contingencies for additional information.

(15) Other Revenue, Other Expenses and Other Income

Other Revenue

The following table presents the components of other revenue as reported in the condensed consolidated statement of operations. Other revenue is primarily generated by Tiptree Capital non-insurance activities except as noted in the footnote to the table.

	Three Months Ended March 31,
	2019	2018
Other investment income (1)	$9,881	$5,108
Management fee income	1,267	1,577
Other (2)	931	1,294
Total other revenue	$12,079	$7,979

(1)	See Note (5) Investments for the components of Other investment income.

(2)	Includes $841 and $696 related to Specialty Insurance for the three months ended March 31, 2019 and 2018, respectively.

Other Expenses

The following table presents the components of other expenses as reported in the condensed consolidated statement of operations:

	Three Months Ended March 31,
	2019	2018
Professional fees	$4,176	$5,001
General and administrative	4,984	3,820
Premium taxes	3,324	3,622
Mortgage origination expenses	2,478	2,183
Rent and related	3,277	2,379
Loss on extinguishment of debt	1,241	428
Other	4,357	1,732
Total other expenses	$23,837	$19,165

(16) Stockholders’ Equity

Stock Repurchases

On December 10, 2018, the Company engaged a broker in connection with a daily stock repurchase program for the repurchase of up to $10.0 million of shares of the Company’s outstanding Common Stock. On December 10, 2018, the Company’s Board

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2019
(in thousands, except share data)

of Directors authorized the Company to make block repurchases of up to $10.0 million of shares in the aggregate, at the discretion of the Company's Executive Committee. On January 24, 2019, the Company’s Board of Directors replenished the block repurchase authorization to repurchase up to $10.0 million of shares of the Company’s outstanding Common Stock.

	Three Months Ended March 31, 2019		As of March 31, 2019
	Number of shares purchased	Average price per share	Remaining repurchase authorization
Share repurchase programs:	60,421	$5.86	$9,277
Block repurchase program	1,412,309	6.18	10,000
Total	1,472,730	$6.17	$19,277

The Company declared cash dividends per share for the following periods presented below:

	Dividends per share for the
	Three Months Ended March 31,
	2019	2018
First Quarter (1)	$0.040	$0.035
(1) See Note (23) Subsequent Events for when dividend was declared.
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

The following table presents the dividends paid to our insurance holding company by its regulated insurance company subsidiaries for the following periods:
	Three Months Ended March 31,
	2019	2018
Ordinary dividends	$9,001	$—
Extraordinary dividends	1,188	—
Total dividends	$10,189	$—

The following table presents the combined statutory capital and surplus of the Company's insurance company subsidiaries, the required minimum statutory capital and surplus, as required by the laws of the states in which they are domiciled, and the combined amount available for ordinary dividends of the Company's insurance company subsidiaries for the following periods:

	As of
	March 31, 2019	December 31, 2018
Combined statutory capital and surplus of the Company's insurance company subsidiaries	$122,471	$131,859

Required minimum statutory capital and surplus	$17,950	$17,950

Amount available for ordinary dividends of the Company's insurance company subsidiaries	$4,531	$13,532

At March 31, 2019, the maximum amount of dividends that our regulated insurance company subsidiaries could pay under applicable laws and regulations without regulatory approval was approximately $4,531. The Company may seek regulatory approval to pay dividends in excess of this permitted amount, but there can be no assurance that the Company would receive regulatory approval if sought.

Under the National Association of Insurance Commissioners (NAIC) Risk-Based Capital Act of 1995, a company's Risk-Based Capital (RBC) is calculated by applying certain risk factors to various asset, claim and reserve items. If a company's adjusted surplus falls below calculated RBC thresholds, regulatory intervention or oversight is required. The Company's insurance

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2019
(in thousands, except share data)

company subsidiaries' RBC levels, as calculated in accordance with the NAIC’s RBC instructions, exceeded all RBC thresholds as of March 31, 2019.

The following table presents the net income of the Company’s statutory insurance companies for the following periods:

	Three Months Ended March 31,
	2019	2018
Net income of statutory insurance companies	$951	$6,172

(17) Accumulated Other Comprehensive Income (Loss)

The following table presents the activity in accumulated other comprehensive income (loss) (AOCI), net of tax, for the following periods:

	Unrealized gains (losses) on			Amount attributable to noncontrolling interests
	Available for sale securities	Interest rate swaps	Total AOCI (loss)	TFP	Other	Total AOCI (loss) to Tiptree Inc.
Balance at December 31, 2017	$(460)	$2,074	$1,614	$(222)	$(426)	$966
Other comprehensive income (losses) before reclassifications	(1,789)	835	(954)	61	210	(683)
Amounts reclassified from AOCI	415	—	415	—	—	415
Reclassification of AOCI - interest rate swaps (1)	—	(2,909)	(2,909)	502	226	(2,181)
Period change	(1,374)	(2,074)	(3,448)	563	436	(2,449)
Balance at March 31, 2018	$(1,834)	$—	$(1,834)	$341	$10	$(1,483)

Balance at December 31, 2018	$(2,069)	$—	$(2,069)	$—	$11	$(2,058)
Other comprehensive income (losses) before reclassifications	2,415	—	2,415	—	(11)	2,404
Amounts reclassified from AOCI	4	—	4	—	—	4
Period change	2,419	—	2,419	—	(11)	2,408
Adoption of accounting standard (2)	(99)	—	(99)	—	—	(99)
Balance at March 31, 2019	$251	$—	$251	$—	$—	$251

(1)	Relates to the sale of Care. See Note (3) Dispositions, Assets Held for Sale & Discontinued Operations.

(2)	Amounts reclassified to retained earnings due to adoption of ASU 2018-02. See Note (2) Summary of Significant Accounting Policies.

The following table presents the reclassification adjustments out of AOCI included in net income and the impacted line items on the condensed consolidated statement of operations for the following periods:

	Three Months Ended March 31,		Affected line item in condensed consolidated statement of operations
Components of AOCI	2019	2018
Unrealized gains (losses) on available for sale securities	$(5)	$(527)	Net realized and unrealized gains (losses)
Related tax (expense) benefit	1	112	Provision for income tax
Net of tax	$(4)	$(415)

Reclassification of AOCI - interest rate swaps (1)	$—	$3,845	Gain on sale of discontinued operations
Related tax (expense) benefit	—	(936)	Provision for income tax
Net of tax	$—	$2,909

(1)	Relates to the sale of Care. See Note (3) Dispositions, Assets Held for Sale & Discontinued Operations.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2019
(in thousands, except share data)

(18) Stock Based Compensation

2017 Omnibus Incentive Plan

The Company adopted the Tiptree 2017 Omnibus Incentive Plan (2017 Equity Plan) on June 6, 2017, which permits the grant of stock units, stock, and stock options up to a maximum of 6,100,000 shares of Common Stock. The general purpose of the 2017 Equity Plan is to attract, motivate and retain selected employees and directors for the Company and its subsidiaries, to provide them with incentives and rewards for performance and to better align their interests with the interests of the Company’s stockholders. Unless otherwise extended, the 2017 Equity Plan terminates automatically on June 6, 2027. The table below summarizes changes to the issuances under the Company’s 2017 Equity Plan for the periods indicated, excluding awards granted under the Company’s subsidiary incentive plans that are exchangeable for Tiptree Common Stock:

Number of shares (1)
Available for issuance as of December 31, 2018	5,474,214
RSU and option awards granted	(659,898)
Available for issuance as of March 31, 2019	4,814,316

(1)	Excludes awards granted under the Company’s subsidiary incentive plans that are exchangeable for Tiptree Common Stock.

Restricted Stock Units (RSUs)

Tiptree Corporate Incentive Plans

Generally, the Tiptree RSUs vest and become nonforfeitable with respect to one-third of Tiptree shares granted on each of the first, second and third anniversaries of the date of the grant, and expensed using the straight-line method over the requisite service period.

The following table summarizes changes to the issuances of RSUs under the 2017 Equity Plan for the periods indicated:

	Number of shares issuable	Weighted average grant date fair value
Unvested units as of December 31, 2018	676,630	$6.27
Granted (1)	434,083	6.24
Vested	(143,785)	6.45
Unvested units as of March 31, 2019	966,928	$6.23

(1)	Includes grants of 14,028, shares of Common Stock to directors.

The Company values RSUs at their grant-date fair value as measured by Tiptree’s Common Stock price. Included in vested shares for 2019 are 35,622 shares surrendered to pay taxes on behalf of the employees with shares vesting. During the three months ended March 31, 2019, the Company granted 420,055 RSUs to employees of the Company. 307,148 shares vest ratably over a period of three years that began in February 2019 and the remaining 112,907 shares will cliff vest in February 2021.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2019
(in thousands, except share data)

The following table summarizes changes to the issuances of subsidiary RSU’s under the subsidiary incentive plans for the periods indicated:

Grant date fair value of equity shares issuable
Unvested balance as of December 31, 2018	$8,710
Granted	—
Vested	(4,644)
Unvested balance as of March 31, 2019	$4,066

The vested and unvested balance (assuming full vesting) translates to an aggregate of 2,584,667 shares of Common Stock if converted as of March 31, 2019.

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

The following table presents the assumptions used to estimate the fair values of the stock options granted for the following periods:

Valuation Input	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Assumption	Average	Assumption	Average
Historical volatility	27.69%	N/A	30.63%	N/A
Risk-free rate	2.62%	N/A	2.85%	N/A
Dividend yield	2.21%	N/A	2.03%	N/A
Expected term (years)		6.5		6.5

The following table presents the Company's stock option activity for the current period:

	Options outstanding	Weighted average exercise price (in dollars per stock option)	Weighted average grant date value (in dollars per stock option)	Options exercisable
Balance, December 31, 2018 (1)	1,064,527	$6.24	$2.61	—
Granted	225,815	6.26	1.69	—
Balance, March 31, 2019	1,290,342	6.24	2.45	—

Weighted average remaining contractual term at March 31, 2019 (in years)	8.2

(1)	Book value targets for grants in 2018, 2017, and 2016 are $10.79, $9.97, and $10.14, respectively.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2019
(in thousands, except share data)

Stock-based Compensation Expense

The following table presents total stock-based compensation expense and the related income tax benefit recognized on the condensed consolidated statements of operations:

	Three Months Ended March 31,
	2019	2018
Employee compensation and benefits	$1,331	$1,233
Director compensation	77	74
Income tax benefit	(304)	(282)
Net stock-based compensation expense	$1,104	$1,025

Additional information on total non-vested stock-based compensation is as follows:

	As of
	March 31, 2019
	Stock options	Restricted stock awards and RSUs
Unrecognized compensation cost related to non-vested awards	$1,449	$6,973
Weighted - average recognition period (in years)	2.15	1.47

(19) Income Taxes

The following table represents the income tax expense (benefit):

	Three Months Ended March 31,
	2019	2018
Total income tax expense (benefit) from continuing operations	$854	$(1,568)

Effective tax rate (ETR)	16.6% (1)	22.3%	(2)

Income tax expense (benefit) from discontinued operations	$—	$12,327

(1)
Lower than the U.S. federal statutory income tax rate of 21% due to the effect of the dividends received deduction and other discrete items, partially offset by the impact of valuation allowance, state taxes, and the impact of foreign operations.

(2)
Higher than the U.S. federal statutory income tax rate of 21% due to the effect of state income taxes and the dividends received deduction, partially offset by the impact of valuation allowance and other discrete items.

(20) Commitments and Contingencies

Operating Leases

All leases are office space leases and are classified as operating leases that expire through 2028. Some of our office leases include the option to extend for up to five years or less at management’s discretion. Such extension options were not included in the measurement of the lease liability. Below is a summary of our right of use asset and lease liability as of March 31, 2019.

As of March 31, 2019
Right of use asset - Operating leases	$29,564

Operating lease liability	$31,473

Weighted-average remaining lease term (years)	7.2

Weighted-average discount rate (1)	7.0%
(1) Discount rate was determined by applying available market rates to lease obligations based upon their term.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2019
(in thousands, except share data)

As of March 31, 2019, the approximate aggregate minimum future lease payments required for our lease liability over the remaining lease periods are as follows:

March 31, 2019
Remainder of 2019	$4,425
2020	6,597
2021	6,293
2022	5,020
2023	4,394
2024 and thereafter	15,925
Total minimum payments	42,654
Less: liabilities held for sale	(601)
Less: present value adjustment	(10,580)
Total	$31,473

The following table presents rent expense for the Company’s office leases recorded on the condensed consolidated statements of operations for the following periods:

	Three Months Ended March 31,
	2019	2018
Rent expense for office leases	$2,349	$1,495

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

(21) Earnings Per Share

The Company calculates basic net income per share of Common Stock (Common Share) based on the weighted average number of Common Shares outstanding (inclusive of vested restricted share units). The unvested restricted share units have the non-forfeitable right to participate in dividends declared and paid on the Company’s Common Stock on an as vested basis and are therefore considered a participating security. The Company calculates basic earnings per share using the “two-class” method, and for the three months ended March 31, 2019 and 2018, the income available to Common Stockholders was allocated to the unvested restricted stock units.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2019
(in thousands, except share data)

Diluted net income per Common Share for the period includes the effect of potential equity of subsidiaries. For the three months ended March 31, 2019, the assumed exercise of all potentially dilutive instruments were anti-dilutive, and therefore, were not included in the diluted net income per common share calculation.

The following table presents a reconciliation of basic and diluted net income per Common Share for the following periods:

	Three Months Ended March 31,
	2019	2018
Net income (loss) from continuing operations	$4,301	$(5,475)
Less:
Net income (loss) attributable to non-controlling interests	376	(1,116)
Net income allocated to participating securities	85	—
Net income (loss) from continuing operations attributable to Common Shares	3,840	(4,359)

Net income (loss) from discontinued operations	—	34,481
Less:
Net income (loss) from discontinued operations attributable to non-controlling interests	—	6,562
Net income allocated to participating securities	—	—
Net income (loss) from discontinued operations attributable to Common Shares	—	27,919
Net income (loss) attributable to Common Shares - basic	$3,840	$23,560
Effect of Dilutive Securities:
Securities of subsidiaries	(170)	—
Adjustments to income relating to exchangeable interests, net of tax	—	—
Net income (loss) attributable to Common Shares - diluted	$3,670	$23,560

Weighted average number of shares of Common Stock outstanding - basic	34,673,054	29,861,496
Weighted average number of incremental shares of Common Stock issuable from exchangeable interests and contingent considerations	—	—
Weighted average number of shares of Common Stock outstanding - diluted	34,673,054	29,861,496

Basic:
Net income (loss) from continuing operations	$0.11	$(0.15)
Net income (loss) from discontinued operations	—	0.94
Net income (loss) attributable to Common Shares	$0.11	$0.79

Diluted:
Net income (loss) from continuing operations	$0.11	$(0.15)
Net income (loss) from discontinued operations	—	0.94
Net income (loss) attributable to Common Shares	$0.11	$0.79

(22) Related Party Transactions

On February 15, 2019, the Company and Corvid Peak (formerly known as Tricadia), entered into a Strategic Combination Agreement and Amended and Restated Transition Services Agreement (the Transition Services Agreement). Corvid Peak is a related party of the Company because Corvid Peak is deemed to be controlled by Michael Barnes, the Company’s Executive Chairman. Tiptree agreed to invest $75 million to seed new investment funds to be managed by Corvid Peak.

No consideration was paid at the closing of the Strategic Combination Agreement. Tiptree will over time receive a 51% economic interest in certain profit shares interests in Corvid Peak, in increments stepping up by 10.2% each year, beginning in 2021. Beginning on January 1, 2026, Tiptree has the right to acquire the remaining economic interests in Corvid Peak that are held by Mr. Barnes, based upon a fair value-based formula. Beginning on January 1, 2027, Mr. Barnes has the reciprocal right to put his remaining economic interests in Corvid Peak to Tiptree using the same formula. Mr. Barnes has substantive participating rights over specified actions at Corvid Peak so long as he owns at least 10% of the equity of Corvid Peak. Tiptree and Corvid Peak have agreed to provide each other with certain support services on an arms’-length basis, pursuant to the Transition Services Agreement. The Company has concluded that it will account for any ownership interest it obtains in Corvid Peak using the equity method of accounting until such time as a controlling financial interest (as defined in the applicable accounting guidance) in Corvid Peak is obtained.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2019
(in thousands, except share data)

Pursuant to the Transition Services Agreement, Tiptree and Corvid Peak have mutually agreed to provide certain services to one another (the Services). At the present time, the Services consist primarily of Tiptree providing to Corvid Peak office space, legal and compliance services, information technology services, insurance coverage, and certain finance, accounting and tax services. The Services are provided on arms’-length terms. The effective date of the Transition Services Agreement is January 1, 2019.

The Transition Services Agreement will terminate upon a change of control of Corvid Peak. Corvid Peak may terminate any Services upon 30 days written notice and Tiptree may terminate any Services upon 150 days written notice, but Tiptree may not terminate any Services prior June 30, 2020.

Payments under the Transition Services Agreement in the three months ended March 31, 2019 and 2018 were not material.

(23) Subsequent Events

On May 2, 2019, the Company’s board of directors declared a quarterly cash dividend of $0.04 per share to holders of Common Stock with a record date of May 20, 2019, and a payment date of May 27, 2019.

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

During the first quarter 2019, we executed on several strategic initiatives:

Overall:

•	Delivered a quarterly return of 3.1%, as measured by growth in book value per share plus dividends paid.

•	Year-to-date 2019, we purchased and retired 1,472,730 shares of our Common Stock for $9.1 million through open market purchases and block purchases.

•	Increased our quarterly dividend for the third consecutive year to $0.04 per share, a 14.3% increase.

Insurance:

•	Gross written premiums for first quarter 2019 were $198.4 million, down 1.1% from the prior year. Net written premiums were $121.0 million, up 10.8%, driven by growth in credit and warranty products.

•	Within our insurance investment portfolio, we reduced our exposure to levered credit by selling approximately $80.0 million of assets and repaying asset-based debt.

Tiptree Capital:

•
In 2019, began re-positioning our asset management platform, by agreeing to invest $75 million to seed new investment funds in exchange for management control of, and a profit participation in, Corvid Peak (formerly known as Tricadia).

Our results of operations are affected by a variety of factors including, but not limited to, general economic conditions and GDP growth, market liquidity and volatility, consumer confidence, U.S. demographics, employment and wage growth, business confidence and investment, inflation, interest rates and spreads, the impact of the regulatory environment, and the other factors set forth in Item 1A. “Risk Factors” in our 10-K. Generally, our businesses are positively affected by a healthy U.S. consumer, stable to gradually rising interest rates, stable markets and business conditions, and global growth and trade flows. Conversely, rising unemployment, volatile markets, rapidly rising interest rates, changing regulatory requirements and slowing business conditions can have a material adverse effect on our results of operations or financial condition.

Our specialty insurance business generally focuses on products which have low severity but high frequency loss experiences and are short-duration. Our insurance business has historically generated significant fee based revenues. In general, the types of products we offer tend to have limited aggregation risk, and thus, limited exposure to catastrophic and residual risk. We mitigate our underwriting risk through a combination of reinsurance and retrospective commission structures with our distribution partners and/or third-party reinsurers. Our insurance results primarily depend on our pricing, underwriting, risk retention and the accuracy of reserves, reinsurance arrangements, returns on invested assets, and policy and contract renewals and run-off. While our insurance operations have historically maintained a relatively stable combined ratio which support steady earnings, our initiatives to change our business mix along with economic factors could generate different results than we have historically experienced. We believe there are additional growth opportunities to expand our warranty and specialty programs insurance business model to other niche products and markets.

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

Our business can also be impacted in various ways by changes in interest rates, which can result in fluctuations in fair value of our investments, revenues associated with floating rate loans, volume and revenues in our mortgage business and interest expense associated with floating rate debt used to fund many of our operations.

RESULTS OF OPERATIONS
The following is a summary of our consolidated financial results for the three months ended March 31, 2019 and 2018. In addition to GAAP results, management uses the Non-GAAP measures Operating EBITDA, Adjusted EBITDA and book value per share as measurements of operating performance. Management believes these measures provide supplemental information useful to investors as they are frequently used by the financial community to analyze financial performance, debt service and comparison among companies. Management uses Operating EBITDA as part of its capital allocation process and to assess comparative returns on invested capital. Adjusted EBITDA is also used in determining incentive compensation for the Company’s executive officers. The Company defines Adjusted EBITDA as GAAP net income of the Company adjusted to add (i) corporate interest expense, consolidated income taxes and consolidated depreciation and amortization expense, (ii) adjust for the effect of purchase accounting, (iii) adjust for non-cash fair value adjustments, and (iv) any significant non-recurring expenses. Operating EBITDA represents Adjusted EBITDA plus stock based compensation expense, less realized and unrealized gains and losses and less third party non-controlling interests. Operating EBITDA and Adjusted EBITDA are not measurements of financial performance or liquidity under GAAP and should not be considered as an alternative or substitute for GAAP net income.

Selected Key Metrics

($ in millions, except per share information)	Three Months Ended March 31,
GAAP:	2019	2018
Total revenues	$183.9	$148.1
Net income (loss) before non-controlling interests	4.3	29.0
Net income (loss) attributable to Common Stockholders	3.9	23.6
Diluted earnings per share	0.11	0.79
Cash dividends paid per common share	—	—

Non-GAAP: (1)
Operating EBITDA	12.6	8.9
Adjusted EBITDA	14.6	5.4
Book value per share (2)	11.12	10.59
(1) For information relating to Operating and Adjusted EBITDA and book value per share, including a reconciliation to GAAP financials, see “—Non-GAAP Reconciliations.”
(2) For periods prior to April 10, 2018, book value per share assumed full exchange of the limited partners units of TFP for Common Stock.

Revenues

For the three months ended March 31, 2019, revenues were $183.9 million, which increased $35.8 million, or 24.2%, over the prior year period. The increase was driven by growth in earned premiums, service and administrative fees, and realized and unrealized gains. Earned premiums were $119.0 million for the three months ended March 31, 2019, up from $101.6 million in the comparable 2018 period driven by growth in net written premiums. The combination of unearned premiums and deferred revenues on the balance sheet grew by $84.9 million, or 14.7%, from March 31, 2018 to March 31, 2019 as a result of increased written premiums in credit protection, warranty and other specialty programs.

Income (loss) before taxes (from continuing and discontinued operations)

The table below highlights key drivers impacting our consolidated results on a pre-tax basis. Many of our investments are carried at fair value and marked to market through unrealized gains and losses. As a result, we expect our earnings relating to these investments to be relatively volatile between periods in contrast to our fixed income securities, which are marked to market through accumulated other comprehensive income (“AOCI”) in stockholders equity. On February 1, 2018, we sold our senior living operations to Invesque in exchange for a net of 16.6 million shares of Invesque common stock which resulted in a pre-tax gain on sale of $56.9 million in 2018, of which $46.2 million was recorded in the three months ended March 31, 2018.

($ in millions)	Three Months Ended March 31,
	2019	2018
Net realized and unrealized gains (losses)(1)	$4.0	$(7.7)
Discontinued operations (Care)(2)	$—	$46.8
(1) Excludes Mortgage realized and unrealized gains and losses - Performing and NPLs.
(2) Represents Care for the three months ended March 31, 2018 including a $46.2 million pre-tax gain on sale.

Net Income (Loss) before non-controlling interests

For the three months ended March 31, 2019, net income before non-controlling interests was $4.3 million compared to $29.0 million in the 2018 period, a decrease of $24.7 million. The decrease was driven by the non-repeat gain on sale of Care in 2018, partially offset by improved insurance operating performance and increased realized and unrealized gains on investments within Tiptree Capital and our insurance investment portfolio.

Net Income (Loss) Available to Common Stockholders

For the three months ended March 31, 2019, net income available to Common Stockholders was $3.9 million, a decrease of $19.6 million from the prior year period. The key drivers of net income available to Common Stockholders were the same factors which impacted the net income before non-controlling interests.

Operating and Adjusted EBITDA - Non-GAAP

Operating EBITDA for the three months ended March 31, 2019 was $12.6 million compared to $8.9 million for the 2018 period, an increase of $3.7 million, or 41.6%. The key drivers of the change were driven by increased Operating EBITDA from specialty insurance operations, improved performance in Tiptree Capital, and reduced corporate expenses.

Adjusted EBITDA for the three months ended March 31, 2019 was $14.6 million compared to $5.4 million for the 2018 period, driven by improved specialty insurance operations, realized and unrealized gains on investments, and reduced corporate expenses. See “— Non-GAAP Reconciliations” for a reconciliation to GAAP net income.

Book Value per share - Non-GAAP

Total stockholders’ equity was $394.6 million as of March 31, 2019 compared to $407.7 million as of March 31, 2018, primarily driven by net income, which was more than offset by share repurchases and dividends paid. Over the past twelve months, Tiptree returned $28.0 million to shareholders through share repurchases and dividends paid. Book value per share for the period ended March 31, 2019 was $11.12, an increase from book value per share, as exchanged, of $10.59 as of March 31, 2018. The key drivers of the period-over-period impact were earnings per share and the purchase of 3.6 million shares at an average 40% discount to book value. Those increases were partially offset by dividends paid of $0.135 per share and officer compensation share issuances.

Results by Segment
Tiptree is a holding company that combines insurance operations with investment management capabilities. Our principal operating subsidiary is a leading provider of specialty insurance products and related services. We also allocate capital across a broad spectrum of businesses, assets and other investments, which we refer to as Tiptree Capital. We classify our business into one reportable segment, specialty insurance, with the remainder of our non-insurance operations aggregated into Tiptree Capital. For the year ended December 31, 2018, Mortgage and Asset Management, which previously were reportable segments, no longer met the quantitative threshold for disclosure. Those are now reported in Other, which we refer to as Tiptree Capital. Prior year segments have been conformed to the current year presentation. Corporate activities include holding company interest expense, employee compensation and benefits, and other expenses. The following table presents the components of total pre-tax income including continuing and discontinued operations.

Pre-tax Income

($ in millions)	Three Months Ended March 31,
	2019	2018
Specialty Insurance	$8.1	$1.3
Tiptree Capital	5.9	(1.7)
Corporate	(8.9)	(6.7)
Pre-tax income (loss) from continuing operations	$5.1	$(7.1)
Pre-tax income (loss) from discontinued operations (1)	$—	$46.8

(1)	Represents Care for the three months ended March 31, 2018 which includes $46.2 million pre-tax gain on sale.

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

	As of March 31,
($ in millions)	Invested Capital		Total Capital
	2019	2018	2019	2018
Specialty Insurance	$297.6	$281.5	$465.2	$441.5
Tiptree Capital	175.9	147.2	175.9	147.2
Corporate	(40.9)	15.2	30.2	43.2
Total Tiptree	$432.6	$443.9	$671.3	$631.9

($ in millions)	Three Months Ended March 31,
	2019	2018
Specialty Insurance	$13.7	$13.3
Tiptree Capital (2)	4.7	3.3
Corporate	(5.8)	(7.7)
Operating EBITDA	$12.6	$8.9
Stock-based compensation expense	(1.4)	(1.2)
Vessel depreciation, net of capital expenditures	(0.6)	—
Realized and unrealized gains (losses) (3)	4.0	(2.2)
Third party non-controlling interests (4)	—	(0.1)
Adjusted EBITDA	$14.6	$5.4

(1)
For further information relating to Invested Capital, Total Capital, Operating EBITDA and Adjusted EBITDA, including a reconciliation to GAAP total stockholders equity and pre-tax income, see “—Non-GAAP Reconciliations.”

(2)
Includes discontinued operations related to Care for the 2018 period. As of February 1, 2018, invested capital from Care discontinued operations is represented by our Invesque common shares. For more information, see “Note—(3) Dispositions, Assets Held for Sale & Discontinued Operations.”

(3)	Excludes Mortgage realized and unrealized gains and losses - Performing and NPLs.

(4)	Removes the Operating EBITDA associated with third party non-controlling interests. Does not remove the non-controlling interests related to employee based shares.

Specialty Insurance

Our principal operating subsidiary is a provider of specialty insurance products and related services, including credit protection insurance, warranty products, and insurance programs which underwrite niche personal and commercial lines of insurance. We also offer fee-based administration and fronting services for our self-insured clients who own captive producer owned reinsurance companies (“PORCs”). We generate income from insurance underwriting operations and our investment portfolio. Insurance underwriting revenues are primarily generated from net earned premiums, service and administrative fees and ceding commissions. We measure insurance underwriting operations performance by underwriting margin, combined ratio and Operating EBITDA. The investment portfolio income consists of investment income, gains and losses and is measured by net portfolio income.

The following tables present the specialty insurance segment results for the three months ended March 31, 2019 and 2018.

Operating Results

($ in millions)	Three Months Ended March 31,
	2019	2018
Gross written premiums	$198.4	$200.7
Net written premiums	121.0	109.2
Revenues:
Net earned premiums	$119.0	$101.6
Service and administrative fees	25.9	24.6
Ceding commissions	2.5	2.3
Net investment income	4.3	4.2
Net realized and unrealized gains (losses)	2.1	(3.4)
Other income	0.8	0.7
Total revenues	$154.6	$130.0
Expenses:
Policy and contract benefits	40.8	36.6
Commission expense	74.9	62.6
Employee compensation and benefits	12.0	10.9
Interest expense	4.1	4.5
Depreciation and amortization expenses	2.3	2.7
Other expenses	12.4	11.4
Total expenses	$146.5	$128.7
Pre-tax income (loss)	$8.1	$1.3

Results

Our specialty insurance operations are currently expanding product lines in an effort to increase written premiums, and commensurately grow the insurance portfolio. As part of this process, the business is investing to grow warranty and other specialty programs, while maintaining a leading position in our credit protection markets. That, combined with the earnings performance of the investment portfolio, are key drivers in comparing 2019 versus 2018 results. The growth in written premiums, combined with higher retention in select products, has resulted in an increase of unearned premiums and deferred revenue on the balance sheet of 14.7% from $579.4 million as of March 31, 2018 to $664.3 million as of March 31, 2019.

Pre-tax income was $8.1 million for the three months ended March 31, 2019, an increase of $6.8 million, over the prior year period. The primary drivers of the increase were net realized and unrealized gains of $2.1 million in the 2019 period versus $3.4 million of losses in the 2018 period, primarily related to equities and loans held at fair value in the portfolio. Insurance operations results improved versus the prior year period, driven primarily by increased underwriting margin of $2.5 million, which was partially offset by increased other expenses of $1.0 million primarily associated with debt extinguishment expenses on asset-based debt. Interest expense decreased by $0.4 million from the prior year period, primarily associated with a reduction of asset-based debt on consolidated loan funds from $103.4 million as of March 31, 2018, compared to $6.8 million as of March 31, 2019.

Revenues

Revenues are generated by the sale of the following products: credit protection, warranty, other specialty programs, services and other. Credit protection products include credit life, credit disability, credit property, involuntary unemployment, and accidental death and dismemberment. Warranty products include vehicle service contracts, furniture and appliance service contracts and mobile device protection. Other specialty programs are primarily personal and commercial lines and other property-casualty products.

For the three months ended March 31, 2019, total revenues were $154.6 million, up $24.6 million, or 18.9%, primarily driven by an increase in earned premiums of $17.3 million and increases in service and administrative fees of $1.3 million. The increase in earned premiums was driven by growth in credit, warranty and other specialty product lines. For the three months ended March 31, 2019, revenues on the investment portfolio contributed $6.4 million compared to $0.8 million in the 2018 period, an increase of $5.6 million. See “—Specialty Insurance Investment Portfolio” for further discussion of the investment results.

Expenses

Total expenses include policy and contract benefits, commissions expense and operating expenses. For the three months ended March 31, 2019, total expenses were $146.5 million compared to $128.7 million in the 2018 period. The primary drivers of the increase were policy and contract benefits and commission expense as insurance revenues increased over the 2018 period.

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

For the three months ended March 31, 2019, policy and contract benefits were $40.8 million, up $4.2 million, primarily as a result of growth in earned premiums. Losses as a percentage of underwriting revenues decreased over the prior year period which was driven by credit protection programs, and partially offset by increased commissions paid to our distribution partners.

Commission expense is incurred on most product lines, the majority of which are retrospective commissions paid to distributors and retailers selling our products, including credit insurance policies, warranty and mobile device protection service contracts, and motor club memberships. Credit insurance commission rates are, in many cases, set by state regulators and are also impacted by market conditions and retention levels. Total commission expense for the three months ended March 31, 2019 was $74.9 million compared to $62.6 million in the 2018 period. The primary drivers of the increase were the commission expense associated with the growth in written premiums and higher retention rate on our credit protection and warranty products.

Operating expenses include employee compensation and benefits, interest expense, depreciation and amortization expenses and other expenses. For the three months ended March 31, 2019, employee compensation and benefits were $12.0 million, up $1.1 million, driven by increased compensation associated with warranty and program products. Interest expense of $4.1 million in 2018 decreased by $0.4 million versus the prior year period, primarily from reduced asset based borrowings on certain investments within the investment portfolio. Other expenses for the three months ended March 31, 2019 were $12.3 million, up $1.1 million from 2018 primarily from debt extinguishment expenses associated with asset-based debt. Depreciation and amortization expense was lower period-over-period as a result of the decline in VOBA purchase accounting impact from the amortization of the fair value attributed to the insurance policies and contracts acquired.

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

Written Premium Metrics

	Three months ended March 31,
	Gross Written Premiums		Net Written Premiums
Insurance Products:	2019	2018	2019	2018
Credit protection	$132.3	$116.9	$89.0	$76.7
Warranty	41.6	25.7	22.8	15.5
Other specialty programs	24.5	58.1	9.2	17.0
Total	$198.4	$200.7	$121.0	$109.2
Total gross written premiums for the three months ended March 31, 2019 were $198.4 million, which represented a decrease of $2.3 million, or 1.1%, from the prior year period. The decline was driven by our other specialty programs where certain non-standard auto programs were discontinued. The amount of business retained was 61.0%, up from 54.4% in the prior year period. Total net premiums written for the three months ended March 31, 2019 were $121.0 million, up $11.8 million, or 10.8%, driven primarily by growth in credit and warranty programs. We believe our warranty service contracts and light commercial programs provide opportunity for growth through expanded product offerings, new clients and geographic expansion.

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

Underwriting Revenues and Underwriting Margin - Non-GAAP(1)

	Three months ended March 31,
	Underwriting Revenues		Underwriting Margin
Insurance products:	2019	2018	2019	2018
Credit protection	$106.4	$92.7	$19.5	$18.1
Warranty	28.5	22.2	8.5	6.4
Other specialty programs	10.9	12.0	2.0	3.0
Services and other	2.4	2.3	2.5	2.5
Total	$148.2	$129.2	$32.5	$30.0
(1) For further information relating to the Company’s underwriting margin, including a reconciliation to GAAP financials, see “—Non-GAAP Reconciliations.”

Underwriting margin for the three months ended March 31, 2019 was $32.5 million, up from $30.0 million in the 2018 period. Credit protection underwriting margin was $19.5 million, an increase from the 2018 period of $1.4 million, or 7.7%. Credit protection products continue to provide opportunities for steady growth through a combination of expanded product offerings and new clients. Underwriting margin for warranty products was $8.5 million for the 2018 period, up $2.1 million, or 32.8%, from the prior year period. The improvement was driven primarily by growth in furniture, appliances, and auto warranty businesses. Specialty programs underwriting margin for the three months ended March 31, 2019 was $2.0 million, down 33.0% from 2018, as a distribution partner, non-standard auto program was discontinued. Services and other contributed $2.5 million in three months ended March 31, 2019.

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

Invested Capital, Total Capital, Operating EBITDA and Operating Ratios - Non-GAAP(1)

($ in millions)	Three Months Ended March 31,
	2019	2018
Invested Capital(1)	$297.6	$281.5
Total Capital(1)	$465.2	$441.5

Operating EBITDA drivers:
Underwriting	$9.8	$9.2
Investments	3.9	4.1
Specialty Insurance Operating EBITDA(1)	$13.7	$13.3
Insurance operating ratios:
Combined ratio	93.5%	93.8%
(1) For further information relating to the Company’s Operating EBITDA, Invested and Total Capital, adjusted combined ratio, and Net Portfolio Income (Loss), including a reconciliation to GAAP financials, see “—Non-GAAP Reconciliations.”

The combined ratio was 93.5% for the three months ended March 31, 2019, compared to 93.8% for the prior year period. The combined ratio from 2015-2018 averaged 91.0%. The increase from our four-year average in recent quarters has been driven primarily by our investment in new products and geographies which we believe will result in premium growth in future periods. See “—Specialty Insurance Investment Portfolio” for further discussion of the investment results and “—Non-GAAP Reconciliations” for a reconciliation to GAAP pre-tax income.

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

Specialty Insurance Investment Portfolio - Non-GAAP

($ in millions)	As of March 31,
	2019	2018
Cash and cash equivalents (1)	$61.1	$29.1
Available for sale securities, at fair value	283.9	212.8
Equity securities	27.0	34.3
Loans, at fair value (2)	71.6	90.0
Real estate, net	9.9	16.8
Other investments	8.9	16.7
Net investments	$462.4	$399.7

(1) Cash and cash equivalents, plus restricted cash, net of due from/due to brokers on consolidated loan funds, see “—Non-GAAP Reconciliations”, for a reconciliation to GAAP financials.
(2) Loans, at fair value, net of asset based debt, see “—Non-GAAP Reconciliations”, for a reconciliation to GAAP financials.

Specialty Insurance Net Investment Portfolio Income - Non-GAAP

($ in millions)	Three Months Ended March 31,
	2019	2018
Net investment income	$4.3	$4.2
Realized gains (losses)	0.2	5.1
Unrealized gains (losses)	1.9	(8.5)
Interest expense	(0.6)	(1.2)
Net portfolio income (loss)	$5.8	$(0.4)
Average Annualized Yield % (1)	5.0%	(0.4)%
(1) Average Annualized Yield % represents the ratio of annualized net investment income, realized and unrealized gains (losses) less investment portfolio interest expense to the average of the prior two quarters total investments less investment portfolio debt plus cash, but does not reflect the cumulative return on the portfolio.

Net investments of $462.4 million have grown 15.7% from March 31, 2018 through a combination of organic growth in written premiums and increased retention.

Our net investment income includes interest and dividends, net of investment expenses, on our invested assets. Our loans, at fair value, are generally floating rate and therefore earn LIBOR plus a spread. Generally, our interest income on those loans will increase in a rising interest rate environment, or decrease in a declining rate environment, subject to any LIBOR floors. Our held to maturity investments generally carry fixed coupons, which can impact our returns on investment. We report net realized gains and losses on our investments separately from our net investment income. Net realized gains occur when we sell our investment securities for more than their costs or amortized costs, as applicable. Net realized losses occur when we sell our investment securities for less than their costs or amortized costs, as applicable, or we write down the investment securities as a result of other-than-temporary impairment. We report net unrealized gains and losses on securities classified as available-for-sale separately within accumulated other comprehensive income on our balance sheet. For loans, at fair value, and equity securities, we report unrealized gains and losses within net realized gains and losses on investment on the consolidated statement of income.

For the three months ended March 31, 2019, the net investment portfolio income was $5.8 million compared to a loss of $0.4 million in the comparable 2018 period. Net investment income was $4.3 million, up $0.1 million, or 2.4% from 2018, driven primarily by increases in net investments. For the three months ended March 31, 2019, fair market value changes on equities resulted in unrealized and realized gains of $1.8 million compared to losses of $5.5 million in the 2018 period. The average annualized yield for the year improved from (0.4)% in 2018 to 5.0% in 2019. The improvement was a result of increased net investment income, lower asset-based interest expense, and realized and unrealized gains compared to losses in the prior year.

Tiptree Capital

Tiptree Capital consists of our non-insurance operating businesses and investments. As of March 31, 2019, Tiptree Capital includes our asset management, mortgage and shipping operations, and other investments (including our Invesque shares). We manage Tiptree Capital on a total return basis, balancing current cash flow and long-term value appreciation.

The following table summarizes total revenues, pre-tax income from continuing and discontinued operations from Tiptree Capital.

Operating Results

($ in millions)	Three Months Ended March 31,
	2019	2018
Total revenues	$29.3	$18.1
Pre-tax income (loss) from continuing operations	$5.9	$(1.7)
Pre-tax income (loss) from discontinued operations	$—	$46.8

Drivers of pre-tax income from continuing and discontinued operations

($ in millions)	Three Months Ended March 31,
	2019	2018
Asset management fees and credit investments	$0.5	$0.9
Shipping	0.5	(0.8)
Specialty finance and other	0.3	(0.1)
Senior Living:
Invesque(1)	4.6	(1.6)
Care - discontinued operations(2)	—	46.8
(1) Includes $2.5 million of dividends and $2.1 million of unrealized gains within Tiptree Capital for the three months ended March 31, 2019.
(2) Discontinued operations related to Care for the three months ended March 31, 2018 includes $46.2 million pre-tax gain on sale of Care.

Results from Continuing Operations

Tiptree Capital earns revenues from net interest income; mortgage gains and fees; management fees from CLOs under management; distributions, realized and unrealized gains on the Company’s investment holdings (primarily Invesque).

Revenues for the three months ended March 31, 2019 were $29.3 million, an increase of $11.2 million from the prior year period. The increase was primarily driven by unrealized gains in the 2019 period compared to unrealized losses in the 2018 period. Pre-tax income from continuing operations for the three months ended March 31, 2019 was $5.9 million compared to a loss of $1.7 million in the 2018 period. For the three months ended March 31, 2019, we received $2.5 million of dividends from Invesque and $2.1 million of unrealized gains compared to $1.7 million of dividends and $3.2 million of unrealized losses in the 2018 period. Additionally, pre-tax income from our shipping operations improved by $1.3 million period-over-period primarily driven by increased revenues and non-repeat start-up expenses impacting the 2018 period.

Results from Discontinued Operations

Discontinued Operations includes the results from Care, previously reported in the Senior Living segment. In the three months ended March 31, 2018, pre-tax income was $46.8 million which included a $46.2 million gain on sale of Care.

Tiptree Capital - Invested Capital and Operating EBITDA - Non-GAAP(1)

($ in millions)	Invested Capital(1)		Operating EBITDA(1)
	2019	2018	2019	2018
Asset management fees and credit investments(2)	$2.4	$4.2	$0.6	$0.9
Senior living (Invesque) (3)	97.5	105.9	2.5	2.3
Shipping	48.7	—	1.1	—
Specialty finance and other	27.3	41.3	0.5	0.1
Tiptree Capital	$175.9	$151.4	$4.7	$3.3
(1) For information relating to Invested Capital and Operating EBITDA, including a reconciliation to GAAP financials, see “—Non-GAAP Reconciliations.”
(2) Includes management and incentive fees net of operating expenses including compensation.
(3) Includes discontinued operations related to Care in 2018. For more information, see “Note—(3) Dispositions, Assets Held for Sale & Discontinued Operations.”

Invested Capital

Invested Capital increased from $151.4 million as of March 31, 2018 to $175.9 million as of March 31, 2019. On February 1, 2018, we completed the sale of Care to Invesque. We received consideration of 16.6 million shares of which 13.7 million shares are held as equity securities in Tiptree Capital, and 2.9 million shares are held in the insurance investment portfolio. In 2018, we invested approximately $50 million into three unlevered vessels which are reported in other investments. As a result of the investments in Tiptree Capital and capital returned to shareholders in 2018 and early 2019, cash held at Tiptree corporate decreased from $48.4 million as of March 31, 2018 to $22.7 million as of March 31, 2019.

Operating EBITDA

For the three months ended March 31, 2019, Operating EBITDA increased from $3.3 million in the 2018 period to $4.7 million in the 2019 period. The key drivers of Operating EBITDA were the same factors which impacted pre-tax income in addition to the increased depreciation on our shipping investments. See “— Non-GAAP Reconciliations” for a reconciliation to GAAP net income.

Corporate

($ in millions)	Three Months Ended March 31,
	2019	2018
Employee compensation and benefits	$1.8	$1.4
Employee incentive compensation expense	2.0	2.3
Interest expense	1.6	0.6
Depreciation and amortization expenses	0.1	0.1
Other expenses	3.4	2.3
Total expenses	$8.9	$6.7
Results

Corporate expenses include expenses of the holding company for interest, employee compensation and benefits, and other costs. Corporate employee compensation and benefits includes the expense of management, legal and accounting staff. Other expenses primarily consisted of audit and professional fees, insurance, office rent and other related expenses.

Employee compensation and benefits, including incentive compensation expense, increased $0.1 million for the three months ended March 31, 2019 compared to the 2018 period driven by employee benefit expenses. Interest expense for the three months ended March 31, 2019 was $1.6 million, an increase of $1.0 million driven by increased average borrowings and higher LIBOR. As of March 31, 2019, the outstanding borrowings were $71.1 million compared to $28.0 million at March 31, 2018. Other expenses were $3.4 million for the 2019 period as compared to $2.3 million in 2018. The period-over-period increase was driven by increased rent expense and $0.7 million of transaction related expenses.

Provision for income taxes

Provision for income taxes - Total Operations

The total income tax expense of $0.9 million for the three months ended March 31, 2019 and total income tax expense of $10.8 million for the three months ended March 31, 2018 is reflected as a component of net income (loss). For the three months ended March 31, 2019, the Company’s effective tax rate was equal to 16.6%, which does not bear a customary relationship to the U.S. federal statutory income tax rate. The effective rate for the three months ended March 31, 2019 is lower than the U.S. federal statutory income tax rate of 21%, primarily from the impact of the dividends received deduction and other discrete items, partially offset by state taxes and the impact of foreign operations. For the three months ended March 31, 2018, the Company’s effective tax rate was equal to 27.1%, which does not bear a customary relationship to the U.S. federal statutory income tax rate. The effective rate for the three months ended March 31, 2018 is higher than the U.S. federal statutory income tax rate of 21%, primarily from state taxes on the gain on sale of Care.

Provision for income taxes - Continuing Operations

The Company had a tax expense from continuing operations of $0.9 million for the three months ended March 31, 2019 as compared to a tax benefit from continuing operations of $1.6 million for the three months ended March 31, 2018. The effective tax rate on income from continuing operations for the three months ended March 31, 2019 was approximately 16.6% compared to 22.3% for the three months ended March 31, 2018. Differences from the U.S. federal statutory income tax rate for the three months ended March 31, 2019 and 2018 are primarily the result of the dividends received deduction offset by other discrete items.

Balance Sheet Information - as of March 31, 2019 compared to the year ended December 31, 2018

Tiptree’s total assets were $1.8 billion as of March 31, 2019, compared to $1.9 billion as of December 31, 2018. The $50.0 million decrease in assets is primarily attributable to the liquidation of loan investments within our insurance investment portfolio.

Total stockholders’ equity was $394.6 million as of March 31, 2019 compared to $399.3 million as of December 31, 2018, primarily driven by net income, which was more than offset by stock repurchases and dividends. As of March 31, 2019 there were 34,505,781 shares of Common Stock outstanding as compared to 35,870,348 as of December 31, 2018.

The following table is a summary of certain balance sheet information:

	As of March 31, 2019
	Specialty Insurance	Tiptree Capital	Corporate	Total
Total assets	$1,450.8	$320.3	$43.8	$1,814.9

Corporate debt	$167.6	$—	$71.1	$238.7
Asset based debt	6.8	45.7	—	52.5

Tiptree Inc. stockholders’ equity	$248.8	$175.9	$(41.1)	$383.6
Non-controlling interests - Other	8.8	2.2	—	11.0
Total stockholders’ equity	$257.6	$178.1	$(41.1)	$394.6

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

($ in millions)	Three Months Ended March 31,
	2019	2018
Net income (loss) attributable to Common Stockholders	$3.9	$23.6
Add: net (loss) income attributable to noncontrolling interests	0.4	5.4
Less: net income from discontinued operations	—	34.5
Income (loss) from continuing operations	$4.3	$(5.5)
Corporate Debt related interest expense(1)	5.0	3.8
Consolidated income tax expense (benefit)	0.9	(1.6)
Depreciation and amortization expense(2)	3.0	2.8
Non-cash fair value adjustments(3)	(0.6)	0.1
Non-recurring expenses(4)	2.0	(0.3)
Adjusted EBITDA from continuing operations	$14.6	$(0.7)
Add: Stock-based compensation expense	1.4	1.2
Add: Vessel depreciation, net of capital expenditures	0.6	—
Less: Realized and unrealized gain (loss)(5)	4.0	(7.7)
Less: Third party non-controlling interests(6)	—	(0.1)
Operating EBITDA from continuing operations	$12.6	$8.3

Income (loss) from discontinued operations	$—	$34.5
Consolidated income tax expense (benefit)	—	12.3
Non-cash fair value adjustments (3)	—	(40.7)
Adjusted EBITDA from discontinued operations	$—	$6.1
Less: Realized and unrealized gain (loss) (5)	—	5.5
Operating EBITDA from discontinued operations	$—	$0.6

($ in millions)	Three Months Ended March 31,
	2019	2018
Total Adjusted EBITDA	$14.6	$5.4
Total Operating EBITDA	$12.6	$8.9
_______________________________

(1)
Corporate Debt interest expense includes Secured corporate credit agreements, junior subordinated notes and preferred trust securities. Interest expense associated with asset-specific debt in specialty insurance and asset management, mortgage and other operations is not added-back for Adjusted EBITDA and Operating EBITDA.

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

(4)
Acquisition, start-up and disposition costs including debt extinguishment, legal, taxes, banker fees and other costs. In 2018, includes payments pursuant to a separation agreement, dated November 10, 2015.

(5)	Adjustment excludes Mortgage realized and unrealized gains and losses - Performing and NPLs as those are recurring in nature and align with those business models.
(6)	Removes the Operating EBITDA associated with third party non-controlling interests. Does not remove the non-controlling interests related to employee based shares.

Adjusted EBITDA and Operating EBITDA - Non-GAAP

The tables below present Adjusted EBITDA and Operating EBITDA by business component.

	Three Months Ended March 31, 2019
($ in millions)	Specialty Insurance	Tiptree Capital (1)	Corporate Expenses	Total
Pre-tax income/(loss) from continuing ops	$8.1	$5.9	$(8.9)	$5.1
Adjustments:
Corporate Debt related interest expense(2)	3.4	—	1.6	5.0
Depreciation and amortization expenses(3)	2.2	0.8	0.1	3.1
Non-cash fair value adjustments(4)	—	(0.6)	—	(0.6)
Non-recurring expenses(5)	1.3	—	0.7	2.0
Adjusted EBITDA	$15.0	$6.1	$(6.5)	$14.6
Add: Stock-based compensation expense	0.6	0.1	0.7	1.4
Add: Vessel depreciation, net of capital expenditures	—	0.6	—	0.6
Less: Realized and unrealized gain (loss)(6)	1.9	2.1	—	4.0
Operating EBITDA	$13.7	$4.7	$(5.8)	$12.6

	Three Months Ended March 31, 2018
($ in millions)	Specialty Insurance	Tiptree Capital (1)	Corporate Expenses	Total
Pre-tax income/(loss) from continuing ops	$1.3	$(1.7)	$(6.7)	$(7.1)
Pre-tax income/(loss) from discontinued ops	—	46.8	—	46.8
Adjustments:
Corporate Debt related interest expense(2)	3.2	—	0.6	3.8
Depreciation and amortization expenses(3)	2.5	0.2	0.1	2.8
Non-cash fair value adjustments(4)	0.1	(40.7)	—	(40.6)
Non-recurring expenses(5)	1.1	0.9	(2.3)	(0.3)
Adjusted EBITDA	$8.2	$5.5	$(8.3)	$5.4
Add: Stock-based compensation expense	0.6	$—	0.6	1.2
Less: Realized and unrealized gain (loss)(6)	(4.5)	2.3	—	(2.2)
Less: Third party non-controlling interests(7)	—	(0.1)	—	(0.1)
Operating EBITDA	$13.3	$3.3	$(7.7)	$8.9

_______________________________
The footnotes below correspond to the tables above, under “—Adjusted EBITDA and Operating EBITDA - Non-GAAP”

(1)	Includes discontinued operations related to Care. For more information, see “Note—(3) Dispositions, Assets Held for Sale & Discontinued Operations.”
(2)
Corporate Debt interest expense includes Secured corporate credit agreements, junior subordinated notes and preferred trust securities. Interest expense associated with asset-specific debt in specialty insurance and asset management, mortgage and other operations is not added-back for Adjusted EBITDA and Operating EBITDA.

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

(5)
Acquisition, start-up and disposition costs including debt extinguishment, legal, taxes, banker fees and other costs. In 2018, includes payments pursuant to a separation agreement, dated November 10, 2015.

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

($ in millions, except per share information)	As of March 31,
	2019	2018
Total stockholders’ equity	$394.6	$407.7
Less non-controlling interest - other	11.0	5.4
Total stockholders’ equity, net of non-controlling interests - other	$383.6	$402.3
Total Common shares outstanding	34.5	29.9
Total Class B shares outstanding	—	8.0
Total shares outstanding	34.5	37.9
Book value per share(1)	$11.12	$10.59
(1) For periods prior to April 10, 2018, book value per share assumes full exchange of the limited partners units of TFP for Common Stock.

Invested & Total Capital - Non-GAAP

Invested Capital represents its total cash investment, including any re-investment of earnings, and acquisition costs, net of tax. Total Capital represents Invested Capital plus Corporate Debt.

($ in millions)	As of March 31,
	2019	2018
Total stockholders’ equity	$394.6	$407.7
Less non-controlling interest - other	11.0	5.4
Total stockholders’ equity, net of non-controlling interests - other	$383.6	$402.3
Plus Specialty Insurance accumulated depreciation and amortization, net of tax	44.8	37.6
Plus acquisition costs	4.2	4.2
Invested Capital	$432.6	$444.1
Plus corporate debt	238.7	188.0
Total Capital	$671.3	$632.1

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

($ in millions)	Three Months Ended March 31,
Revenues:	2019	2018
Net earned premiums	$119.0	$101.6
Service and administrative fees	25.9	24.6
Ceding commissions	2.5	2.3
Other income	0.8	0.7
Underwriting Revenues - Non-GAAP	$148.2	$129.2
Less underwriting expenses:
Policy and contract benefits	40.8	36.6
Commission expense	74.9	62.6
Underwriting Margin - Non-GAAP	$32.5	$30.0
Less operating expenses:
Employee compensation and benefits	12.0	10.9
Other expenses (excluding debt extinguishment expenses)	11.1	10.8
Combined Ratio	93.5%	93.8%
Plus investment revenues:
Net investment income	4.3	4.2
Net realized and unrealized gains	2.1	(3.4)
Less other expenses:
Interest expense	4.1	4.5
Debt extinguishment expenses	1.2	0.4
Depreciation and amortization expenses	2.3	2.7
Pre-tax income (loss)	$8.1	$1.3

Specialty Insurance Investment Portfolio - Non-GAAP

The following table provides a reconciliation between total investments and net investments for the following periods:

($ in millions)	As of March 31,
	2019	2018
Total Investments	$401.3	$467.2
Investment portfolio debt (1)	—	(96.6)
Cash and cash equivalents	58.7	27.2
Restricted cash (2)	1.0	3.1
Receivable due from brokers (3)	1.4	2.9
Liability due to brokers (3)	—	(4.2)
Net investments - Non-GAAP	$462.4	$399.6
(1) Consists of asset-based financing on loans including certain credit investments, see Note—(10) Debt, net for further details.
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

As of March 31, 2019, cash and cash equivalents, excluding restricted cash, were $88.1 million, compared to $86.0 million at

December 31, 2018, an increase of $2.1 million.

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

Corporate Debt

($ in millions)	Corporate Debt outstanding as of March 31,		Interest expense for the three months ended March 31,
	2019	2018	2019	2018
Specialty insurance	$167.6	$160.0	$3.4	$3.2
Corporate	71.1	28.0	1.6	0.6
Total	$238.7	$188.0	$5.0	$3.8

Our credit facility with Fortress carries a rate of LIBOR (with a minimum LIBOR rate of 1.25%), plus a margin of 5.50% per annum. We are required to make quarterly principal payments of approximately $1.0 million, subject to adjustment based on the Net Leverage Ratio (as defined in the credit agreement) at the end of each fiscal quarter. The outstanding debt under the Fortress credit agreement was $71.1 million as of March 31, 2019 compared to $28.0 million as of March 31, 2018. On May 4, 2018, we amended the Fortress credit agreement to increase the amount outstanding, while extending the maturity date to September 18, 2020 and lowering the interest rate margin from 6.50% to 5.50%.

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

Consolidated Comparison of Cash Flows

($ in millions)	Three Months Ended March 31,
Total cash provided by (used in):	2019	2018
Operating activities	(8.2)	3.5
Investing activities	94.7	(21.0)
Financing activities	(82.0)	(32.8)
Net increase (decrease) in cash, cash equivalents and restricted cash	$4.5	$(50.3)
Cash used in operating activities was $8.2 million for the three months ended March 31, 2019 compared to $3.5 million of cash provided by operating activities in the prior year period. In 2019, the primary sources of cash from operating activities included consolidated net income (excluding unrealized gains and losses), which was more than offset by increases in notes and accounts receivable and decreases in unearned premiums, deferred revenues and policy liabilities in our insurance operations. In the 2018 period, the primary sources of cash included mortgage sales outpacing originations in our loan origination business and increases in unearned premiums, reinsurance payable and policy liabilities in our insurance operations.

Cash provided by investing activities was $94.7 million for the three months ended March 31, 2019 compared to $21.0 million of cash used in investing activities for the prior year period. During 2019, we reduced our investments in loans and used a substantial portion of the proceeds to repay asset-based debt. We also received proceeds associated with a contingent earn-out from our sale of Care. In the 2018 period, the primary uses of cash were purchases of investments exceeding proceeds from sales and maturities of investments in our insurance investment portfolio.

Cash used in financing activities was $82.0 million for the three months ended March 31, 2019 compared to $32.8 million in the prior year period. In 2019, we fully repaid outstanding asset-based borrowings in our credit loan fund held within our insurance investment portfolio and we repurchased $9.1 million of the Company’s common stock. In the 2018 period, the primary uses of cash from financing activities were principal paydowns on asset-based financing in our specialty insurance investment portfolio and principal paydowns exceeding new borrowings on debt facilities in our mortgage business.
Contractual Obligations

The table below summarizes consolidated contractual obligations by period for payments that are due as of March 31, 2019:

($ in millions)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Corporate Debt	$7.6	$71.1	$—	$160.0	$238.7
Asset Based Debt	52.5	—	—	—	52.5
Total Debt	$60.1	$71.1	$—	$160.0	$291.2
Operating lease obligations (2)	6.1	12.7	9.0	14.8	42.6
Total	$66.2	$83.8	$9.0	$174.8	$333.8

(1)	See Note (10) Debt, net, in the accompanying consolidated financial statements for additional information.

(2)	Minimum rental obligation for office leases. The total rent expense for the three months ended March 31, 2019 and 2018 was $2.3 million and $1.5 million, respectively.

Critical Accounting Policies and Estimates

The preparation of our financial statements in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. There have been no material changes to the critical accounting policies and estimates as discussed in our 2018 Annual Report on Form 10-K.

Recently Adopted and Issued Accounting Standards

For a discussion of recently adopted and issued accounting standards see the section “Recent Accounting Standards” in Note (2) Summary of Significant Accounting Policies of the notes to the accompanying condensed consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, we enter into various off-balance sheet arrangements including entering into derivative financial instruments and hedging transactions, operating leases and sponsoring and owning interests in consolidated and non-consolidated variable interest entities.

Further disclosure on our off-balance sheet arrangements as of March 31, 2019 is presented in the “Notes to Condensed Consolidated Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” of this filing as follows:

•	Note (9) Derivative Financial Instruments and Hedging

•	Note (20) Commitments and Contingencies

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our 2018 Annual Report on Form 10-K described our Quantitative and Qualitative Disclosures About Market Risk. There were no material changes to the assumptions or risks during the three months ended March 31, 2019.

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

Item 1A. Risk Factors

For information regarding factors that could affect our Company, results of operations and financial condition, see the risk factors discussed under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material change in those risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share repurchase activity for the three months ended March 31, 2019 was as follows:

Period	Purchaser	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
January 1, 2019 to January 31, 2019: Open Market and Block Purchases	Tiptree Inc.	1,462,730	$6.17	1,462,730	$19,342,560
February 1, 2019 to February 28, 2019: Open Market Purchases	Tiptree Inc.	10,000	$6.06	10,000	$19,281,960
March 1, 2019 to March 31, 2019	Tiptree Inc.	—	$—	—	$19,281,960
	Total	1,472,730	$—	1,472,730	$—

(1)
On December 7, 2018, Tiptree engaged a broker in connection with a share repurchase program for the repurchase of up to $10 million of its outstanding Common Stock. On February 5, 2019, the Company terminated such share repurchase program as it had purchased substantial blocks of shares through privately negotiated transactions.

(2)	On December 7, 2018, the Board of Directors of Tiptree (“Board”) separately authorized Tiptree to make block repurchases of up to $10 million in the aggregate from time to time in the open market or through privately negotiated transactions, or otherwise, subject to Tiptree’s Executive Committee’s discretion. In January 2019, Tiptree made several block repurchases totaling approximately $8.7 million. On January 24, 2019, the Board replenished the Executive Committee’s authorization to make block purchases back up to $10 million in the aggregate from time to time in the open market or through privately negotiated transactions, or otherwise.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits, Financial Statement Schedules

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Tiptree Inc. has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Tiptree Inc.

Date:	May 6, 2019	By:/s/ Michael Barnes
Michael Barnes
Executive Chairman

Date:	May 6, 2019	By:/s/ Jonathan Ilany
Jonathan Ilany
Chief Executive Officer

Date:	May 6, 2019	By:/s/ Sandra Bell
Sandra Bell
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1
Strategic Combination Agreement, by and among Tiptree Inc., Tiptree Asset Management Company, LLC, Tricadia Holdings, L.P., Tricadia Holdings GP, LLC, Tricadia GP Holdings LLC and Michael Barnes, dated as of February 15, 2019 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on April 22, 2019 and herein incorporated by reference).

10.2
Amended and Restated Transition Services Agreement between Tricadia Holdings, L.P. and Tiptree Inc., dated as of February 15, 2019 (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on April 22, 2019 and herein incorporated by reference).

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

*
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets for March 31, 2019 and December 31, 2018, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the period ended March 31, 2019 and 2018, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018 and (vi) the Notes to the Condensed Consolidated Financial Statements.