Form 10-Q
period 2019-06-30
TIPTREE INC.
filed 2019-08-05
CIK 1393726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly period ended June 30, 2019
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
If an emerging company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of August 1, 2019, there were 34,552,301 shares, par value $0.001, of the registrant’s Common Stock outstanding.

Tiptree Inc.
Quarterly Report on Form 10-Q
June 30, 2019

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

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

Item 1. Financial Statements (Unaudited)

	As of
	June 30, 2019	December 31, 2018
Assets:
Investments:
Available for sale securities, at fair value	$269,054	$283,563
Loans, at fair value	92,053	215,383
Equity securities	154,578	122,979
Other investments	74,257	75,002
Total investments	589,942	696,927
Cash and cash equivalents	175,835	86,003
Restricted cash	13,531	10,521
Notes and accounts receivable, net	233,393	223,105
Reinsurance receivables	427,415	420,351
Deferred acquisition costs	192,683	170,063
Goodwill	91,562	91,562
Intangible assets, net	48,084	52,121
Other assets	70,420	46,034
Assets held for sale	77,501	68,231
Total assets	$1,920,366	$1,864,918

Liabilities and Stockholders’ Equity
Liabilities:
Debt, net	$296,558	$354,083
Unearned premiums	646,109	599,444
Policy liabilities and unpaid claims	128,690	131,611
Deferred revenue	80,101	75,754
Reinsurance payable	123,671	117,597
Other liabilities and accrued expenses	166,067	124,190
Liabilities held for sale	72,132	62,980
Total liabilities	$1,513,328	$1,465,659

Stockholders’ Equity:
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued or outstanding	$—	$—
Common Stock: $0.001 par value, 200,000,000 shares authorized, 34,540,432 and 35,870,348 shares issued and outstanding, respectively	35	36
Additional paid-in capital	324,321	331,892
Accumulated other comprehensive income (loss), net of tax	1,389	(2,058)
Retained earnings	70,340	57,231
Total Tiptree Inc. stockholders’ equity	396,085	387,101
Non-controlling interests - Other	10,953	12,158
Total stockholders’ equity	407,038	399,259
Total liabilities and stockholders’ equity	$1,920,366	$1,864,918

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Earned premiums, net	$116,576	$100,044	$235,549	$201,689
Service and administrative fees	26,728	24,891	52,623	49,467
Ceding commissions	3,048	2,242	5,552	4,525
Net investment income	3,428	4,927	7,729	9,132
Net realized and unrealized gains (losses)	24,875	12,317	45,026	19,701
Other revenue	16,417	8,288	28,496	16,267
Total revenues	191,072	152,709	374,975	300,781
Expenses:
Policy and contract benefits	39,422	34,174	80,263	70,800
Commission expense	72,737	62,562	147,640	125,195
Employee compensation and benefits	30,969	27,188	60,122	54,976
Interest expense	6,532	6,655	13,452	12,601
Depreciation and amortization	3,291	2,953	6,385	5,910
Other expenses	22,416	17,600	46,253	36,765
Total expenses	175,367	151,132	354,115	306,247
Income (loss) before taxes from continuing operations	15,705	1,577	20,860	(5,466)
Less: provision (benefit) for income taxes	3,501	701	4,355	(867)
Net income (loss) from continuing operations	12,204	876	16,505	(4,599)
Discontinued operations:
Income (loss) before taxes from discontinued operations	—	—	—	624
Gain on sale of discontinued operations	—	—	—	46,184
Less: Provision (benefit) for income taxes	—	—	—	12,327
Net income (loss) from discontinued operations	—	—	—	34,481
Net income (loss) before non-controlling interests	12,204	876	16,505	29,882
Less: net income (loss) attributable to non-controlling interests - TFP	—	108	—	5,500
Less: net income (loss) attributable to non-controlling interests - Other	458	(58)	834	(4)
Net income (loss) attributable to Common Stockholders	$11,746	$826	$15,671	$24,386

Net income (loss) per Common Share:
Basic, continuing operations, net	$0.33	$0.02	$0.44	$(0.11)
Basic, discontinued operations, net	—	—	—	0.84
Basic earnings per share	$0.33	$0.02	$0.44	$0.73

Diluted, continuing operations, net	0.32	0.02	0.43	(0.11)
Diluted, discontinued operations, net	—	—	—	0.84
Diluted earnings per share	$0.32	$0.02	$0.43	$0.73

Weighted average number of Common Shares:
Basic	34,527,230	36,593,154	34,599,739	33,245,921
Diluted	34,527,230	37,386,319	34,599,739	33,245,921

Dividends declared per Common Share	$0.040	$0.035	$0.080	$0.070

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss) before non-controlling interests	$12,204	$876	$16,505	$29,882

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	2,531	(752)	5,659	(3,045)
Related tax (expense) benefit	(561)	174	(1,274)	678
Reclassification of (gains) losses included in net income	(1,046)	(4)	(1,041)	523
Related tax expense (benefit)	222	7	221	(105)
Unrealized gains (losses) on available-for-sale securities, net of tax	1,146	(575)	3,565	(1,949)

Interest rate swaps (cash flow hedges):
Unrealized gains (losses) on interest rate swaps	—	—	—	1,111
Related tax (expense) benefit	—	—	—	(276)
Reclassification of (gains) losses included in net income (1)	—	—	—	(3,845)
Related tax expense (benefit)	—	—	—	936
Unrealized (losses) gains on interest rate swaps from cash flow hedges, net of tax	—	—	—	(2,074)

Other comprehensive income (loss), net of tax	1,146	(575)	3,565	(4,023)
Comprehensive income (loss)	13,350	301	20,070	25,859
Less: Comprehensive income (loss) attributable to non-controlling interests - TFP	—	108	—	4,937
Less: Comprehensive income (loss) attributable to non-controlling interests - Other	466	(58)	853	(440)
Comprehensive income (loss) attributable to Common Stockholders	$12,884	$251	$19,217	$21,362

(1)	Deconsolidated as part of the sale of Care. See Note (3) Dispositions, Assets Held for Sale & Discontinued Operations.

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands, except shares)

The statements below represent the stockholders’ equity for the six months and three months ended June 30, 2019.

	Common Stock
	Number of shares	Par value	Additional paid in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity to Tiptree Inc.	Non-controlling interests - Other	Total stockholders' equity
Balance at December 31, 2018	35,870,348	$36	$331,892	$(2,058)	$57,231	$387,101	$12,158	$399,259
Adoption of accounting standard (1)	—	—	—	(99)	99	—	—	—
Amortization of share-based incentive compensation	—	—	1,533	—	—	1,533	1,313	2,846
Vesting of share-based incentive compensation (2)	142,814	—	(20)	—	—	(20)	(2,236)	(2,256)
Shares purchased under stock purchase plan	(1,472,730)	(1)	(9,084)	—	—	(9,085)	—	(9,085)
Non-controlling interest contributions	—	—	—	—	—	—	50	50
Non-controlling interest distributions	—	—	—	—	—	—	(1,185)	(1,185)
Dividends declared	—	—	—	—	(2,661)	(2,661)	—	(2,661)
Other comprehensive income, net of tax	—	—	—	3,546	—	3,546	19	3,565
Net income	—	—	—	—	15,671	15,671	834	16,505
Balance at June 30, 2019	34,540,432	$35	$324,321	$1,389	$70,340	$396,085	$10,953	$407,038

Balance at March 31, 2019	34,505,781	$35	$323,334	$251	$60,015	$383,635	$11,020	$394,655
Amortization of share-based incentive compensation	—	—	863	—	—	863	652	1,515
Vesting of share-based incentive compensation (2)	34,651	—	124	—	—	124	—	124
Non-controlling interest distributions	—	—	—	—	—	—	(1,185)	(1,185)
Dividends declared	—	—	—	—	(1,421)	(1,421)	—	(1,421)
Other comprehensive income, net of tax	—	—	—	1,138	—	1,138	8	1,146
Net income	—	—	—	—	11,746	11,746	458	12,204
Balance at June 30, 2019	34,540,432	$35	$324,321	$1,389	$70,340	$396,085	$10,953	$407,038

(1)	Amounts reclassified due to adoption of ASU 2018-02. See Note (2) Summary of Significant Accounting Policies.

(2)	Includes subsidiary RSUs exchanged for Tiptree Common Stock. See Note (18) Stock Based Compensation.

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands, except shares)

The statements below represent the stockholders’ equity for the six months and three months ended June 30, 2018.

	Number of Shares		Par Value		Additional paid in capital	Accumulated other comprehensive income (loss)	Retained earnings	Shares held by subsidiaries				Total stockholders’ equity to Tiptree Inc.	Non-controlling interests - TFP	Non-controlling interests - Other	Total stockholders' equity
	Common Stock	Class B	Common Stock	Class B				Common Stock	Common Stock Amount	Class B Shares	Class B Amount
Balance at December 31, 2017	35,003,004	8,049,029	$35	$8	$295,582	$966	$38,079	(5,197,551)	$(34,585)	(8,049,029)	$(8)	$300,077	$77,494	$19,203	$396,774
Amortization of share-based incentive compensation	—	—	—	—	1,204	—	—	—	—	—	—	1,204	—	1,080	2,284
Vesting of share-based incentive compensation	—	—	—	—	(1,041)	—	—	161,574	1,050	—	—	9	—	—	9
Shares purchased under stock purchase plan	(1,372,739)	—	(1)	—	(8,857)	—	—	—	—	—	—	(8,858)	—	—	(8,858)
Reorganization merger (1)	8,049,029	(8,049,029)	8	(8)	82,523	(341)	—	—	—	8,049,029	8	82,190	(82,190)	—	—
Cancellation of treasury shares	(5,035,977)	—	(5)	—	(33,530)	—	—	5,035,977	33,535	—	—	—	—	—	—
Non-controlling interest contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	1,418	1,418
Non-controlling interest distributions	—	—	—	—	—	—	—	—	—	—	—	—	(241)	—	(241)
Net changes in non-controlling interest	—	—	—	—	(132)	—	—	—	—	—	—	(132)	—	(14,097)	(14,229)
Dividends declared	—	—	—	—	—	—	(2,200)	—	—	—	—	(2,200)	—	—	(2,200)
Other comprehensive income, net of tax	—	—	—	—	—	(3,024)	—	—	—	—	—	(3,024)	(563)	(436)	(4,023)
Net income	—	—	—	—	—	—	24,386	—	—	—	—	24,386	5,500	(4)	29,882
Balance at June 30, 2018	36,643,317	—	$37	$—	$335,749	$(2,399)	$60,265	—	$—	—	$—	$393,652	$—	$7,164	$400,816

Balance at March 31, 2018	35,003,004	8,049,029	35	8	294,678	(1,483)	60,741	(5,080,943)	(33,823)	(8,049,029)	(8)	320,148	82,082	5,430	407,660
Amortization of share-based incentive compensation	—	—	—	—	619	—	—	—	—	—	—	619	—	432	1,051
Vesting of share-based incentive compensation	—	—	—	—	(38)	—	—	15,601	101	—	—	63	—	—	63
Shares purchased under stock purchase plan	(1,372,739)	—	(1)	—	(8,857)	—	—	—	—	—	—	(8,858)	—	—	(8,858)
Shares purchased under stock purchase plan and canceled	—	—	—	—	—	—	—	29,365	187	—	—	187	—	—	187
Reorganization merger (1)	8,049,029	(8,049,029)	8	(8)	82,523	(341)	—	—	—	8,049,029	8	82,190	(82,190)	—	—
Cancellation of treasury shares	(5,035,977)	—	(5)	—	(33,530)	—	—	5,035,977	33,535	—	—	—	—	—	—
Non-controlling interest contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	1,418	1,418
Net changes in non-controlling interest	—	—	—	—	354	—	—	—	—	—	—	354	—	(58)	296
Dividends declared	—	—	—	—	—	—	(1,302)	—	—	—	—	(1,302)	—	—	(1,302)
Other comprehensive income, net of tax	—	—	—	—	—	(575)	—	—	—	—	—	(575)	—	—	(575)
Net income	—	—	—	—	—	—	826	—	—	—	—	826	108	(58)	876
Balance at June 30, 2018	36,643,317	—	$37	$—	$335,749	$(2,399)	$60,265	—	$—	—	$—	$393,652	$—	$7,164	$400,816

(1)	Includes the exchange of 424,399 units of TFP for 1,187,468 shares of Common Stock.
See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six months ended June 30,
	2019	2018
Operating Activities:
Net income (loss) attributable to Common Stockholders	$15,671	$24,386
Net income (loss) attributable to non-controlling interests - TFP	—	5,500
Net income (loss) attributable to non-controlling interests - Other	834	(4)
Net income (loss)	16,505	29,882
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Net realized and unrealized (gains) losses	(45,026)	(19,701)
Net (gain) on sale of businesses	(7,598)	(46,184)
Non cash compensation expense	2,998	2,284
Amortization/accretion of premiums and discounts	508	430
Depreciation and amortization expense	6,385	5,911
Bad debt expense	57	126
Amortization of deferred financing costs	392	523
Loss on extinguishment of debt	1,241	428
Deferred tax expense (benefit)	3,943	11,460
Changes in operating assets and liabilities:
Mortgage loans originated for sale	(807,184)	(730,657)
Proceeds from the sale of mortgage loans originated for sale	816,933	778,671
(Increase) decrease in notes and accounts receivable	(2,574)	(8,994)
(Increase) decrease in reinsurance receivables	(7,064)	(20,178)
(Increase) decrease in deferred acquisition costs	(22,620)	280
(Increase) decrease in other assets	9,041	(17,468)
Increase (decrease) in unearned premiums	46,665	22,836
Increase (decrease) in policy liabilities and unpaid claims	(2,921)	10,287
Increase (decrease) in deferred revenue	4,347	7,052
Increase (decrease) in reinsurance payable	6,074	2,934
Increase (decrease) in other liabilities and accrued expenses	(18,261)	(19,759)
Net cash provided by (used in) operating activities	1,841	10,163

Investing Activities:
Purchases of investments	(146,773)	(182,886)
Proceeds from sales and maturities of investments	292,713	122,511
Proceeds from the sale of real estate	6,201	9,384
Purchases of fixed assets	(6,035)	(2,032)
Proceeds from the sale of businesses	18,079	3,561
Proceeds from notes receivable	15,902	14,923
Issuance of notes receivable	(23,826)	(15,040)
Net cash provided by (used in) investing activities	156,261	(49,579)

Financing Activities:
Dividends paid	(2,661)	(2,200)
Non-controlling interest contributions	50	1,418
Non-controlling interest distributions	(1,185)	(241)
Payment of debt issuance costs	(79)	(657)
Proceeds from borrowings and mortgage notes payable	874,999	786,705
Principal paydowns of borrowings and mortgage notes payable	(926,572)	(776,031)
Repurchases of Common Stock	(9,085)	(8,858)
Net cash provided by (used in) financing activities	(64,533)	136
Net increase (decrease) in cash, cash equivalents and restricted cash	93,569	(39,280)
Cash, cash equivalents and restricted cash – beginning of period	96,524	142,237
Cash, cash equivalents and restricted cash – beginning of period - held for sale	2,860	10,533
Cash, cash equivalents and restricted cash – end of period (1)	192,953	113,490
Less: Reclassification of cash to assets held for sale	3,587	3,852
Cash, cash equivalents and restricted cash– end of period	$189,366	$109,638

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Right-of-use asset obtained in exchange for lease liability	$33,558	$—
Acquired real estate properties through, or in lieu of, foreclosure of the related loan	$2,596	$5,100
Equity securities acquired through the sale of a subsidiary and asset sales	$—	$134,083
Acquisition of non-controlling interest	$—	$82,190
Cancellation of treasury shares	$—	$33,535

	As of
Reconciliation of cash, cash equivalents and restricted cash shown in the statement of cash flows	June 30, 2019	December 31, 2018
Cash and cash equivalents	$175,835	$86,003
Restricted cash	13,531	10,521
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$189,366	$96,524

(1)	Includes cash in assets held for sale
See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2019
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

(2) Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of Tiptree have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and include the accounts of the Company and its subsidiaries. The condensed consolidated financial statements are presented in U.S. dollars, the main operating currency of the Company. The unaudited condensed consolidated financial statements presented herein should be read in conjunction with the annual audited financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2018. In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, including normal recurring adjustments necessary to present fairly the Company’s financial position, results of operations, comprehensive income and cash flows for each of the interim periods presented. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the full year ending on December 31, 2019.

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
June 30, 2019
(in thousands, except share data)

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes. Management makes estimates and assumptions that include, but are not limited to, the determination of the following significant items:

•	Fair value of financial assets and liabilities, including, but not limited to, securities, loans and derivatives;

•	Value of acquired assets and liabilities;

•	Carrying value of goodwill and other intangibles, including estimated amortization period and useful lives;

•	Reserves for unpaid losses and loss adjustment expenses, estimated future claims and losses, potential litigation and other claims;

•	Valuation of contingent share issuances for compensation and purchase consideration, including estimates of number of shares and vesting schedules;

•	Revenue recognition including, but not limited to, the timing and amount of insurance premiums, service and administration fees, and loan origination fees; and

•	Other matters that affect the reported amounts and disclosure of contingencies in the condensed consolidated financial statements.

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
June 30, 2019
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

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (AOCI), which permits companies to reclassify stranded tax effects caused by Public Law no. 115-97, commonly referred to as the Tax Cuts and Jobs Act (Tax Act), from accumulated other comprehensive income (AOCI) to retained earnings. Deferred tax assets (DTA) related to available for sale (AFS) securities unrealized gains and losses that were revalued as of December 31, 2017 created stranded tax effects in accumulated other comprehensive income (AOCI) due to the enactment of the Tax Act, due to the nature of existing GAAP requiring recognition of tax rate change effects on the DTA revaluation related to AFS securities as an adjustment to the provision for income taxes. Specifically, ASU 2018-02 permits a reclassification from AOCI to retained earnings for stranded tax effects resulting from the Tax Act. Additionally, the ASU requires new disclosures by all companies, whether they opt to do the reclassification or not. The amendments in ASU 2018-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company has adopted the standard effective January 1, 2019, and reclassified the stranded tax effects caused by the Tax Act from AOCI to retained earnings. The standard is applied in the period of adoption, and the impact to the Company’s condensed consolidated financial statements in the period of adoption is not material. The Company’s accounting policy for the release of stranded tax effects in AOCI is the aggregate portfolio approach.

Recently Issued Accounting Pronouncements, Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2019
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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements in Topic 820. The modifications include the removal of certain requirements, modifications to existing requirements and additional requirements. The amendments in ASU 2018-13 are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the effect on its condensed consolidated financial statements.

(3) Dispositions, Assets Held for Sale and Discontinued Operations

Dispositions

On April 10, 2019, the Company completed the sale of the management contracts and related assets for the CLOs managed by Telos Asset Management, LLC (Telos). The pre-tax gain on sale for the three months ended June 30, 2019 was $7.6 million, which is included in other revenue. See Note (15) Other Revenue, Other Expenses and Other Income. The sale did not meet the requirements to be classified as a discontinued operation.

The sale agreement also contains a provision which provides for contingent consideration if the Telos business achieves specific performance metrics. This contingent consideration represents a gain contingency, and the Company will not recognize any additional gain unless such consideration is realized.

On February 1, 2018, the Company completed the sale of Care, as well as two senior living properties held in our specialty insurance business to Invesque Inc. (Invesque). The pre-tax comprehensive income on the sale for the six months ended June 30, 2018 was approximately $44.2 million, which consists of $46.2 million gain on sale of a subsidiary, $1.8 million of realized gain on the sale of the specialty insurance properties, offset by the reclassification of the interest rate swap from AOCI of $3.8 million. In December 2018, an additional gain on sale of a subsidiary of $10.7 million of earnout consideration was recognized as a result of a portfolio disposition by Invesque.

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
June 30, 2019
(in thousands, except share data)

When the Company entered into a purchase agreement on November 16, 2017 to sell Care, the Company concluded that the sale met the requirements to be classified as a discontinued operation. As a result, the Company reclassified the income and expenses attributable to Care to net income (loss) from discontinued operations through the completion of the sale.

The Company has entered into a definitive agreement to sell Luxury, which is pending a regulatory review, and is classified as held for sale at June 30, 2019 and December 31, 2018. The agreement did not meet the requirements to be classified as a discontinued operation.

As of June 30, 2019 and December 31, 2018, the Company did not record any impairments with respect to assets held for sale.

Assets Held for Sale

The following table presents detail of assets and liabilities held for sale in the condensed consolidated balance sheets for the following periods:

	As of
	June 30, 2019	December 31, 2018
Assets
Investments:
Loans, at fair value	$70,715	$63,340
Other investments	1,245	798
Total Investments	71,960	64,138
Cash and cash equivalents	3,587	2,860
Notes and accounts receivable, net	305	230
Other assets (1)	1,649	1,003
Assets held for sale	$77,501	$68,231

Liabilities
Debt, net	$69,365	$61,381
Other liabilities and accrued expenses (2)	2,767	1,599
Liabilities held for sale	$72,132	$62,980

(1)	Includes $467 and $0 of a right of use asset as of June 30, 2019 and December 31, 2018, respectively.

(2)	Includes $489 and $0 of a lease liability as of June 30, 2019 and December 31, 2018, respectively.

Discontinued Operations

The following table presents detail of revenues and expenses of discontinued operations in the condensed consolidated statements of operations for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Rental and related revenue	$—	$—	$—	$6,476
Other revenue	—	—	—	149
Total revenues	—	—	—	6,625
Expenses:
Employee compensation and benefits	—	—	—	2,788
Interest expense	—	—	—	1,252
Other expenses	—	—	—	1,961
Total expenses	—	—	—	6,001
Net income (loss) before taxes from discontinued operations	—	—	—	624
Gain on sale of discontinued operations	—	—	—	46,184
Less: provision (benefit) for income taxes	—	—	—	12,327
Net income (loss) from discontinued operations	$—	$—	$—	$34,481

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2019
(in thousands, except share data)

The following table presents a summary of cash flows related to discontinued operations included in the condensed consolidated statements of cash flows for the following periods:

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

Descriptions of our reportable segment and of Tiptree Capital are as follows:

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

The tables below present the components of revenue, expense, pre-tax income (loss), and assets for our reportable segment as well as Tiptree Capital for the following periods:

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	Specialty insurance	Tiptree Capital	Total	Specialty insurance	Tiptree Capital	Total
Total revenue	$154,349	$36,723	$191,072	$134,111	$18,598	$152,709
Total expense	(142,439)	(25,024)	(167,463)	(125,380)	(19,103)	(144,483)
Corporate expense	—	—	(7,904)	—	—	(6,649)
Income (loss) before taxes from continuing operations	$11,910	$11,699	$15,705	$8,731	$(505)	$1,577
Less: provision (benefit) for income taxes			3,501			701
Net income (loss) before non-controlling interests			$12,204			$876
Less: net income (loss) attributable to non-controlling interests			458			50
Net income (loss) attributable to Common Stockholders			$11,746			$826

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2019
(in thousands, except share data)

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Specialty Insurance	Tiptree Capital	Total	Specialty Insurance	Tiptree Capital	Total
Total revenue	$308,977	$65,998	$374,975	$264,109	$36,672	$300,781
Total expense	(288,929)	(48,381)	(337,310)	(254,035)	(38,849)	(292,884)
Corporate expense	—	—	(16,805)	—	—	(13,363)
Income (loss) before taxes from continuing operations	$20,048	$17,617	$20,860	$10,074	$(2,177)	$(5,466)
Less: provision (benefit) for income taxes			4,355			(867)
Net income (loss) from discontinued operations			—			34,481
Net income (loss) before non-controlling interests			$16,505			$29,882
Less: net income (loss) attributable to non-controlling interests			834			5,496
Net income (loss) attributable to Common Stockholders			$15,671			$24,386

The following table presents sources of revenue from Tiptree Capital:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net realized and unrealized gains (losses) (1)	$21,230	$10,900	$39,267	$21,691
Other investment income (2)	9,274	5,989	19,155	11,097
Gain on sale of businesses (3)	7,598	—	7,598	—
Management fee income	—	1,317	1,267	2,894
Other	(1,379)	392	(1,289)	990
Total Revenue	$36,723	$18,598	$65,998	$36,672

(1)	See Note (5) Investments for the components of Net realized and unrealized gains (losses) related to Tiptree Capital.

(2)	See Note (5) Investments for the components of Other investment income.

(3)	Related to the sale of Telos. See Note (3) Dispositions, Assets Held for Sale & Discontinued Operations.

The following table presents the reportable segment and Tiptree Capital assets for the following periods:

	As of June 30, 2019				As of December 31, 2018
	Specialty Insurance	Tiptree Capital	Corporate	Total	Specialty Insurance	Tiptree Capital	Corporate	Total
Total assets	$1,522,543	$349,597	$48,226	$1,920,366	$1,514,084	$318,420	$32,414	$1,864,918

(5) Investments

The following table presents the Company's investments related to insurance operations (Specialty Insurance) and investments from other Tiptree investing activities (Tiptree Capital), measured at fair value as of the following periods:

	As of June 30, 2019			As of December 31, 2018
	Specialty Insurance	Tiptree Capital	Total	Specialty Insurance	Tiptree Capital	Total
Available for sale securities, at fair value	$269,054	$—	$269,054	$283,563	$—	$283,563
Loans, at fair value	23,549	68,504	92,053	158,466	56,917	215,383
Equity securities	55,915	98,663	154,578	29,425	93,554	122,979
Other investments	16,226	58,031	74,257	18,526	56,476	75,002
Total investments	$364,744	$225,198	$589,942	$489,980	$206,947	$696,927

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2019
(in thousands, except share data)

Available for Sale Securities, at fair value

All of the Company’s investments in available for sale securities (AFS) as of June 30, 2019 and December 31, 2018 are held by subsidiaries in the specialty insurance business. The following tables present the Company's investments in available for sale securities:

	As of June 30, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$145,108	$1,394	$(88)	$146,414
Obligations of state and political subdivisions	40,289	953	(26)	41,216
Corporate securities	36,874	599	(15)	37,458
Asset backed securities	42,833	102	(1,134)	41,801
Certificates of deposit	1,046	—	—	1,046
Obligations of foreign governments	1,098	21	—	1,119
Total	$267,248	$3,069	$(1,263)	$269,054

	As of December 31, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$71,945	$266	$(463)	$71,748
Obligations of state and political subdivisions	67,624	280	(458)	67,446
Corporate securities	96,888	78	(1,241)	95,725
Asset backed securities	41,912	14	(1,274)	40,652
Certificates of deposit	1,241	—	—	1,241
Obligations of foreign governments	6,750	12	(11)	6,751
Total	$286,360	$650	$(3,447)	$283,563

The amortized cost and fair values of investments in debt securities, by contractual maturity date, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of
	June 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$10,684	$10,681	$30,920	$30,836
Due after one year through five years	87,409	88,992	167,201	166,366
Due after five years through ten years	20,409	20,941	32,805	32,185
Due after ten years	105,913	106,639	13,522	13,524
Asset-backed securities	42,833	41,801	41,912	40,652
Total	$267,248	$269,054	$286,360	$283,563

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2019
(in thousands, except share data)

The following tables present the gross unrealized losses on available for sale securities in an unrealized loss position:

	As of June 30, 2019
	Less Than or Equal to One Year			More Than One Year
	Fair value	Gross unrealized losses	# of Securities	Fair value	Gross unrealized losses	# of Securities
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$10,694	$(39)	23	$7,674	$(49)	72
Obligations of state and political subdivisions	72	—	2	3,697	(26)	25
Corporate securities	708	(1)	8	3,709	(14)	42
Asset-backed securities	20,280	(169)	8	14,778	(965)	4
Obligations of foreign governments	—	—	—	—	—	—
Total	$31,754	$(209)	41	$29,858	$(1,054)	143

	As of December 31, 2018
	Less Than or Equal to One Year			More Than One Year
	Fair value	Gross unrealized losses	# of Securities	Fair value	Gross unrealized losses	# of Securities
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$14,844	$(70)	51	$19,495	$(393)	128
Obligations of state and political subdivisions	15,830	(30)	41	21,594	(428)	115
Corporate securities	47,976	(393)	352	28,517	(848)	404
Asset-backed securities	37,613	(1,262)	35	614	(12)	5
Obligations of foreign governments	2,313	(6)	15	1,301	(5)	8
Total	$118,576	$(1,761)	494	$71,521	$(1,686)	660
Management believes that it is more likely than not that the Company will be able to hold the available for sale securities that were in an unrealized loss position as of June 30, 2019 until full recovery of their amortized cost basis for fixed maturity securities. The unrealized losses were attributable to changes in interest rates and not credit-related issues. As of June 30, 2019 and December 31, 2018, based on the Company's review, none of the fixed maturity securities were deemed to be other-than-temporarily impaired based on the Company's analysis of the securities and its intent to hold the securities until recovery.

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

	As of
	June 30, 2019	December 31, 2018
Fair value of restricted investments for special deposits required by state insurance departments	$6,805	$9,398
Fair value of restricted investments in trust pursuant to reinsurance agreements	27,026	24,931
Total fair value of restricted investments	$33,831	$34,329

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2019
(in thousands, except share data)

The following table presents additional information on the Company’s available for sale securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Purchases of available for sale securities	$109,714	$33,655	$139,575	$109,225

Proceeds from maturities, calls and prepayments of available for sale securities	$6,135	$7,152	$17,279	$17,170

Gains (losses) realized on maturities, calls and prepayments of available for sale securities	$—	$(4)	$—	$(30)

Gross proceeds from sales of available for sale securities	$120,747	$6,015	$141,915	$38,047

Gains (losses) realized on sales of available for sale securities	$1,056	$4	$1,052	$(496)

Loans, at fair value

The following tables present the Company’s investments in loans measured at fair value and the Company’s investments in loans, measured at fair value pledged as collateral:

	As of June 30, 2019				As of December 31, 2018
	Fair value	Unpaid principal balance (UPB)	Fair value exceeds / (below) UPB	Pledged as Collateral	Fair value	Unpaid principal balance (UPB)	Fair value exceeds / (below) UPB	Pledged as Collateral
Specialty Insurance:
Corporate loans (1)	$16,967	$20,019	$(3,052)	$—	$130,910	$136,475	$(5,565)	$120,202
Non-performing loans (2)	6,582	7,196	(614)	—	27,556	33,887	(6,331)	—
Tiptree Capital:
Mortgage loans held for sale (3)	68,504	65,635	2,869	68,380	56,917	54,679	2,238	56,441
Total loans, at fair value	$92,053	$92,850	$(797)	$68,380	$215,383	$225,041	$(9,658)	$176,643

(1)	The UPB of these loans approximates cost basis.

(2)	The cost basis of NPLs was approximately $5,082 and $21,555 at June 30, 2019 and December 31, 2018, respectively.

(3)
As of June 30, 2019 there was one mortgage loan held for sale with a fair value of $123 that was 90 days or more past due. As of December 31, 2018 there were no mortgage loans held for sale 90 days or more past due.

Equity securities

Equity securities represents the carrying amount of the Company's basis in equity investments. Included within the equity securities balance are 16.6 million shares of Invesque for which the Company has elected to apply the fair value option. The following table presents the Company’s equity securities related to insurance operations and other Tiptree investing activity as of the following periods:

	As of June 30, 2019			As of December 31, 2018
	Specialty Insurance	Tiptree Capital	Total	Specialty Insurance	Tiptree Capital	Total
Invesque Inc.	$20,653	$98,663	$119,316	$19,584	$93,554	$113,138
Exchange Traded Funds:
Fixed Income	15,731	—	15,731	—	—	—
Equity Index	10,464	—	10,464	—	—	—
Other equity securities	9,067	—	9,067	9,841	—	9,841
Total equity securities	$55,915	$98,663	$154,578	$29,425	$93,554	$122,979

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2019
(in thousands, except share data)

Other Investments

The following table contains information regarding the Company’s other investments as of the following periods:

	As of June 30, 2019			As of December 31, 2018
	Specialty Insurance	Tiptree Capital	Total	Specialty Insurance	Tiptree Capital	Total
Vessels, net (1)	$—	$48,942	$48,942	$—	$50,125	$50,125
Real estate	7,035	—	7,035	10,019	—	10,019
Other	9,191	9,089	18,280	8,507	6,351	14,858
Total other investments	$16,226	$58,031	$74,257	$18,526	$56,476	$75,002

(1)	Net of accumulated depreciation of $2,087 and $898, respectively.

Net Investment Income - Specialty Insurance

Net investment income represents investment income and expense from investments related to insurance operations as disclosed within net investment income on the condensed consolidated statements of operations. The following tables present the components of net investment income by source of income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest:
Available for sale securities, at fair value	$2,084	$1,829	$4,211	$3,048
Loans, at fair value	777	2,710	2,608	5,182
Other investments	106	407	210	749
Dividends from equity securities	855	563	1,429	953
Other	—	—	—	97
Subtotal	3,822	5,509	8,458	10,029
Less: investment expenses	394	582	729	897
Net investment income	$3,428	$4,927	$7,729	$9,132

Other Investment Income - Tiptree Capital

Other investment income represents other income from other Tiptree non-insurance activities as disclosed within other revenue on the condensed consolidated statements of operations, see Note (15) Other Revenue, Other Expenses and Other Income. The following tables present the components of other investment income by type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest income:
Loans, at fair value	$1,517	$959	$2,877	$1,832
Other	—	131	130	385
Dividends from equity securities	2,533	2,495	5,066	4,158
Loan fee income:
Loans, at fair value	2,892	2,143	5,131	4,461
Charter revenue from vessels	2,332	261	5,951	261
Other investment income	$9,274	$5,989	$19,155	$11,097

Net realized and unrealized gains (losses)

The following table presents the components of net realized and unrealized gains (losses) recorded on the condensed consolidated statements of operations. Net unrealized gains (losses) on available for sale securities are included within other comprehensive income, and as such, are not included in this table:

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2019
(in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net realized gains (losses)
Specialty Insurance:
Reclass of unrealized gains (losses) on AFS from OCI	$1,046	$4	$1,041	$(523)
Net gains (losses) on loans	2,294	692	2,016	1,939
Net gains (losses) on equity securities	—	—	482	2,574
Other	—	(218)	—	1,627
Tiptree Capital:
Net gains (losses) on loans	16,861	13,987	30,448	29,783
Other	—	(2,084)	—	(2,084)
Total net realized gains (losses)	20,201	12,381	33,987	33,316

Net unrealized gains (losses)
Specialty Insurance:
Net change in unrealized gains (losses) on loans	(3,632)	(1,414)	(3,408)	(1,867)
Net unrealized gains (losses) on equity securities held at period end	3,531	2,353	5,291	(3,573)
Reclass of unrealized (gains) losses from prior periods for equity securities sold	—	—	(403)	(2,167)
Other	406	—	740	—
Tiptree Capital:
Net change in unrealized gains (losses) on loans	872	545	895	(498)
Net unrealized gains (losses) on equity securities held at period end	3,047	(2,667)	5,108	(5,845)
Other	450	1,119	2,816	335
Total net unrealized gains (losses)	4,674	(64)	11,039	(13,615)
Total net realized and unrealized gains (losses)	$24,875	$12,317	$45,026	$19,701

(6) Notes and Accounts Receivable, net

The following table presents the total notes and accounts receivable, net:

	As of
	June 30, 2019	December 31, 2018
Notes receivable, net - premium financing program	$19,862	$13,057
Accounts and premiums receivable, net	52,512	50,880
Retrospective commissions receivable	95,395	84,488
Trust receivables	45,217	53,424
Other receivables	20,407	21,256
Total notes and accounts receivable, net	$233,393	$223,105

Notes Receivable, net

The Company has established an allowance for uncollectible amounts against its notes receivable of $124 and $97 as of June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019 and December 31, 2018, there were $150 and $368 in balances classified as 90 days plus past due, respectively. Bad debt expense totaled $47 and $46 for the three months ended June 30, 2019 and 2018, respectively. Bad debt expense totaled $116 and $100 for the six months ended June 30, 2019 and 2018, respectively.

Accounts and premiums receivable, net

The Company has established a valuation allowance against its accounts and premiums receivable of $182 and $217 as of June 30, 2019 and December 31, 2018, respectively. Bad debt expense totaled $9 and $5 for the three months ended June 30, 2019 and 2018, respectively. Bad debt expense totaled $20 and $16 for the six months ended June 30, 2019 and 2018, respectively.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2019
(in thousands, except share data)

(7) Reinsurance Receivables

The following table presents the effect of reinsurance on premiums written and earned by our specialty insurance business for the following periods:

	Direct amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount - assumed to net
For the Three Months Ended June 30, 2019
Premiums written:
Life insurance	$18,924	$10,353	$444	$9,015	4.9%
Accident and health insurance	32,361	21,105	819	12,075	6.8%
Property and liability insurance	191,868	77,451	18,157	132,574	13.7%
Total premiums written	243,153	108,909	19,420	153,664	12.6%

Premiums earned:
Life insurance	16,654	8,736	404	8,322	4.9%
Accident and health insurance	29,677	19,742	794	10,729	7.4%
Property and liability insurance	143,611	59,732	13,646	97,525	14.0%
Total premiums earned	$189,942	$88,210	$14,844	$116,576	12.7%

For the Three Months Ended June 30, 2018
Premiums written:
Life insurance	$17,329	$9,425	$454	$8,358	5.4%
Accident and health insurance	30,191	20,291	787	10,687	7.4%
Property and liability insurance	144,427	67,942	281	76,766	0.4%
Total premiums written	191,947	97,658	1,522	95,811	1.6%

Premiums earned:
Life insurance	15,693	7,931	436	8,198	5.3%
Accident and health insurance	28,336	19,012	799	10,123	7.9%
Property and liability insurance	134,662	61,285	8,346	81,723	10.2%
Total premiums earned	$178,691	$88,228	$9,581	$100,044	9.6%

For the Six Months Ended June 30, 2019
Premiums written:
Life insurance	$33,835	$18,056	$835	$16,614	5.0%
Accident and health insurance	60,160	39,080	1,566	22,646	6.9%
Property and liability insurance	329,471	129,270	35,160	235,361	14.9%
Total premiums written	423,466	186,406	37,561	274,621	13.7%

Premiums earned:
Life insurance	33,103	17,262	820	16,661	4.9%
Accident and health insurance	60,290	40,365	1,588	21,513	7.4%
Property and liability insurance	288,605	120,542	29,312	197,375	14.9%
Total premiums earned	$381,998	$178,169	$31,720	$235,549	13.5%

For the Six Months Ended June 30, 2018
Premiums written:
Life insurance	$31,091	$16,601	$881	$15,371	5.7%
Accident and health insurance	56,817	37,724	1,556	20,649	7.5%
Property and liability insurance	286,169	134,769	17,609	169,009	10.4%
Total premiums written	374,077	189,094	20,046	205,029	9.8%

Premiums earned:
Life insurance	31,307	15,753	889	16,443	5.4%
Accident and health insurance	57,238	38,629	1,617	20,226	8.0%
Property and liability insurance	264,271	115,216	15,965	165,020	9.7%
Total premiums earned	$352,816	$169,598	$18,471	$201,689	9.2%

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2019
(in thousands, except share data)

The following table presents the components of policy and contract benefits, including the effect of reinsurance on losses and loss adjustment expenses (LAE) incurred:

	Direct amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount - assumed to net
For the Three Months Ended June 30, 2019
Losses Incurred
Life insurance	$9,483	$5,615	$194	$4,062	4.8%
Accident and health insurance	3,601	2,789	(81)	731	(11.1)%
Property and liability insurance	53,641	35,175	11,065	29,531	37.5%
Total losses incurred	66,725	43,579	11,178	34,324	32.6%

	Member benefit claims (1)			5,098
	Total policy and contract benefits			$39,422

For the Three Months Ended June 30, 2018
Losses Incurred
Life insurance	$8,795	$5,029	$181	$3,947	4.6%
Accident and health insurance	4,293	3,655	(20)	618	(3.2)%
Property and liability insurance	52,676	35,117	7,420	24,979	29.7%
Total losses incurred	65,764	43,801	7,581	29,544	25.7%

	Member benefit claims (1)			4,630
	Total policy and contract benefits			$34,174

For the Six Months Ended June 30, 2019
Losses Incurred
Life insurance	$19,441	$11,519	$186	$8,108	2.3%
Accident and health insurance	6,931	5,274	140	1,797	7.8%
Property and liability insurance	109,559	70,753	21,406	60,212	35.6%
Total losses incurred	135,931	87,546	21,732	70,117	31.0%

	Member benefit claims (1)			10,146
	Total policy and contract benefits			$80,263

For the Six Months Ended June 30, 2018
Losses Incurred
Life insurance	$19,148	$10,701	$343	$8,790	3.9%
Accident and health insurance	8,870	7,199	226	1,897	11.9%
Property and liability insurance	106,233	68,047	13,383	51,569	26.0%
Total losses incurred	134,251	85,947	13,952	62,256	22.4%

	Member benefit claims (1)			8,544
	Total policy and contract benefits			$70,800
(1) - Member benefit claims are not covered by reinsurance.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2019
(in thousands, except share data)

The following table presents the components of the reinsurance receivables:

	As of
	June 30, 2019	December 31, 2018
Prepaid reinsurance premiums:
Life (1)	$69,583	$69,436
Accident and health (1)	60,321	61,606
Property	187,227	178,498
Total	317,131	309,540

Ceded claim reserves:
Life	3,166	3,424
Accident and health	8,942	11,039
Property	73,484	75,748
Total ceded claim reserves recoverable	85,592	90,211
Other reinsurance settlements recoverable	24,692	20,600
Reinsurance receivables	$427,415	$420,351

(1)	Including policyholder account balances ceded.

The following table presents the aggregate amount included in reinsurance receivables that is comprised of the three largest receivable balances from non-affiliated reinsurers:

As of
June 30, 2019
Total of the three largest receivable balances from non-affiliated reinsurers	$104,792

As of June 30, 2019, the non-affiliated reinsurers from whom our specialty insurance business has the largest receivable balances were: MFI Insurance Company, LTD (A. M. Best Rating: Not rated), Freedom Insurance Company, LTD (A. M. Best Rating: Not rated) and Frandisco Property and Casualty Insurance Company (A. M. Best Rating: Not rated). The related receivables of these reinsurers are collateralized by assets on hand, assets held in trust accounts and letters of credit. As of June 30, 2019, the Company does not believe there is a risk of loss due to the concentration of credit risk in the reinsurance program given the collateralization.

(8) Goodwill and Intangible Assets, net

The following table presents identifiable finite and indefinite-lived intangible assets, accumulated amortization, and goodwill by operating segment and/or reporting unit, as appropriate:

	As of June 30, 2019			As of December 31, 2018
	Specialty Insurance	Other (1)	Total	Specialty Insurance	Other (1)	Total
Customer relationships	$50,500	$—	$50,500	$50,500	$—	$50,500
Accumulated amortization	(21,616)	—	(21,616)	(18,913)	—	(18,913)
Trade names	6,500	800	7,300	6,500	800	7,300
Accumulated amortization	(3,000)	(320)	(3,320)	(2,727)	(280)	(3,007)
Software licensing	8,500	640	9,140	8,500	640	9,140
Accumulated amortization	(7,792)	(366)	(8,158)	(6,942)	(320)	(7,262)
Insurance policies and contracts acquired	36,500	—	36,500	36,500	—	36,500
Accumulated amortization	(36,023)	—	(36,023)	(35,898)	—	(35,898)
Insurance licensing agreements(2)	13,761	—	13,761	13,761	—	13,761
Intangible assets, net	47,330	754	48,084	51,281	840	52,121
Goodwill	89,854	1,708	91,562	89,854	1,708	91,562
Total goodwill and intangible assets, net	$137,184	$2,462	$139,646	$141,135	$2,548	$143,683

(1)	Other is primarily comprised of mortgage operations.

(2)	Represents intangible assets with an indefinite useful life. Impairment tests are performed at least annually on these assets.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2019
(in thousands, except share data)

Goodwill

The following table presents the activity in goodwill, by operating segment and/or reporting unit, as appropriate, and includes the adjustments made to the balance of goodwill to reflect the effect of the final valuation adjustments made for acquisitions, as well as the reduction to any goodwill attributable to discontinued operations or impairment related charges:

	Specialty Insurance	Other	Total
Balance at December 31, 2018	$89,854	$1,708	$91,562
Balance at June 30, 2019	$89,854	$1,708	$91,562

Accumulated impairments	$—	$699	$699

The Company conducts annual impairment tests of its goodwill as of October 1. For the three and six months ended June 30, 2019 and 2018, respectively, no impairment was recorded on the Company’s goodwill or intangibles.

Intangible Assets, net

The following table presents the activity, by operating segment and/or reporting unit, as appropriate, in finite and indefinite-lived other intangible assets and includes the adjustments made to the balance to reflect the effect of any final valuation adjustments made for acquisitions, as well as any reduction attributable to discontinued operations or impairment-related charges:

	Specialty Insurance	Other	Total
Balance at December 31, 2018	$51,281	$840	$52,121
Less: amortization expense	(3,951)	(86)	(4,037)
Balance at June 30, 2019	$47,330	$754	$48,084

The following table presents the amortization expense on finite-lived intangible assets for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Amortization expense on intangible assets	$2,014	$2,439	$4,037	$4,914

The following table presents the amortization expense on finite-lived intangible assets for the next five years by operating segment and/or reporting unit, as appropriate:

	As of June 30, 2019
	Specialty Insurance	Other	Total
Remainder of 2019	$3,776	$85	$3,861
2020	5,150	171	5,321
2021	4,332	171	4,503
2022	3,649	126	3,775
2023	3,212	80	3,292
2024 and thereafter	13,450	121	13,571
Total	$33,569	$754	$34,323

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
June 30, 2019
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

The following table presents the gross notional and fair value amounts of derivatives (on a gross basis) categorized by underlying risk:

	As of June 30, 2019			As of December 31, 2018
	Notional values	Asset derivatives	Liability derivatives	Notional values	Asset derivatives	Liability derivatives
Interest rate risk:
Interest rate lock commitments	$234,476	$6,338	$—	$122,477	$3,460	$—
Forward delivery contracts	67,634	—	109	41,383	5	52
TBA mortgage backed securities	179,000	57	1,290	129,000	39	824
Total	$481,110	$6,395	$1,399	$292,860	$3,504	$876

Derivatives Designated as Cash Flow Hedging Instruments

The following table presents the pretax impact of the cash flow hedging derivative instruments on the condensed consolidated financial statements for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Gains (losses) recognized in AOCI on the derivative-effective portion	$—	$—	$—	$1,111

(Gains) losses reclassified from AOCI into income-effective portion	$—	$—	$—	$(3,845)

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2019
(in thousands, except share data)

(10) Debt, net

The following table presents the balance of the Company’s debt obligations, net of discounts and deferred financing costs.

		Stated interest rate or range of rates	Maximum borrowing capacity as of	As of
Debt Type	Stated maturity date		June 30, 2019	June 30, 2019	December 31, 2018
Corporate debt
Secured corporate credit agreements	April 2020 - September 2020	LIBOR + 1.20% to 5.50%	$130,150	$70,150	$72,090
Junior subordinated notes	October 2057	8.50%	125,000	125,000	125,000
Preferred trust securities	June 2037	LIBOR + 4.10%	35,000	35,000	35,000
Total corporate debt				230,150	232,090
Asset based debt (1)
Asset based revolving financing (2)	April 2021	LIBOR + 2.40%	25,000	11,509	86,092
Residential mortgage warehouse borrowings (3)	August 2019 - June 2020	LIBOR + 2.00% to 2.50%	91,000	63,058	46,091
Total asset based debt				74,567	132,183
Total debt, face value				304,717	364,273
Unamortized discount, net				(350)	(504)
Unamortized deferred financing costs				(7,809)	(9,686)
Total debt, net				$296,558	$354,083

(1)	Asset based debt is generally recourse only to specific assets and related cash flows.

(2)	The weighted average coupon rate for asset based revolving financing was 4.80% and 4.30% at June 30, 2019 and December 31, 2018, respectively.

(3)	The weighted average coupon rate for residential mortgage warehouse borrowings was 4.45% and 4.66% at June 30, 2019 and December 31, 2018, respectively.

The following table presents the amount of interest expense the Company incurred on its debt for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest expense - corporate debt	$4,933	$4,717	$9,927	$8,569
Interest expense - asset based debt	1,599	1,938	3,525	4,032
Interest expense on debt	$6,532	$6,655	$13,452	$12,601

The following table presents the future maturities of the unpaid principal balance on the Company’s debt for the following period:

As of
June 30, 2019
Remainder of 2019	$—
2020	133,208
2021	11,509
2022	—
2023	—
2024 and thereafter	160,000
Total	$304,717

The following narrative is a summary of certain terms of our debt agreements for the period ended June 30, 2019:
Corporate Debt

Secured Corporate Credit Agreements

As of June 30, 2019 and December 31, 2018, a total of $70,150 and $72,090, respectively, was outstanding under the Operating Company credit agreement.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2019
(in thousands, except share data)

As of June 30, 2019 and December 31, 2018, a total of $0 and $0, respectively, was outstanding under the revolving line of credit in our specialty insurance business. During April 2019, the maturity date of this borrowing was extended to April 2020 with a new rate of LIBOR plus 1.20%.

Asset Based Debt

Asset Backed Revolving Financing

The $81,343 balance as of December 31, 2018 of the corporate loan financing agreement in our specialty insurance business was paid off and the borrowing was extinguished in March 2019.

As of June 30, 2019 and December 31, 2018, a total of $11,509 and $4,749, respectively, was outstanding under the borrowing related to our premium finance business in our specialty insurance business. During April 2019, the maturity date of this borrowing was extended to April 2021 with a new rate of LIBOR plus 2.40%.

Residential Mortgage Warehouse Borrowings

As of June 30, 2019 and December 31, 2018, a total of $63,058 and $46,091, respectively, was outstanding under such financing agreements. In 2019, a subsidiary in our mortgage business extended the maturity date of a $50,000 warehouse line of credit from May 2019 to May 2020, and extended the maturity date of a $25,000 warehouse line of credit from June 2019 to June 2020, and increased the maximum borrowing capacity to $40,000.

As of June 30, 2019, the Company is in compliance with the representations and covenants for outstanding borrowings or has obtained waivers for any events of non-compliance.

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
June 30, 2019
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

The Company’s investment in Invesque is subject to certain contractual and functional sale restrictions. The functional restriction period is sequential to the contractual restriction period. As of June 30, 2019, the weighted average estimated contractual sale restriction period was 0.25 months, with 25% of the shares restricted from sale for a period of 1 month. In addition, as of June 30, 2019, the weighted average estimated functional restriction period was 0.2 months, with 25% of the shares restricted for a period of 0.75 months. The fair value of the Invesque shares is based on the market price adjusted for the impact of these restrictions, and as a result of the discount on the Invesque investment, the fair value measurement falls under Level 2 of the fair value hierarchy.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2019
(in thousands, except share data)

NPLs that have become REOs were measured at fair value on a non-recurring basis at the time of transfer during the six months ended June 30, 2019 and the year ended December 31, 2018. The carrying value of REOs at June 30, 2019 and December 31, 2018 was $7,035 and $10,019, respectively. Upon conversion to REO, the fair value is estimated using a broker price opinion (BPO). BPOs are subject to judgments of a particular broker formed by visiting a property, assessing general home values in an area, reviewing comparable listings, and reviewing comparable completed sales. These judgments may vary among brokers and may fluctuate over time based on housing market activities and the influx of additional comparable listings and sales. REO is included in other investments. Subsequent to conversion, REOs are carried at lower of cost or market.

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

The following tables present the Company’s fair value hierarchies for financial assets and liabilities, measured on a recurring basis:

	As of June 30, 2019
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value
Assets:
Available for sale securities, at fair value:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$146,414	$—	$146,414
Obligations of state and political subdivisions	—	41,216	—	41,216
Obligations of foreign governments	—	1,119	—	1,119
Certificates of deposit	1,046	—	—	1,046
Asset backed securities	—	40,192	1,609	41,801
Corporate securities	—	37,458	—	37,458
Total available for sale securities, at fair value	1,046	266,399	1,609	269,054

Loans, at fair value:
Corporate loans	—	—	16,967	16,967
Mortgage loans held for sale	—	68,504	—	68,504
Non-performing loans	—	—	6,582	6,582
Total loans, at fair value	—	68,504	23,549	92,053

Equity securities	35,019	119,316	243	154,578

Other investments:
Other investments, at fair value	—	57	12,029	12,086

Total	$36,065	$454,276	$37,430	$527,771

Liabilities:
Derivative liabilities:
Derivative liabilities (included in other liabilities and accrued expenses)	$—	$1,399	$—	$1,399
Total	$—	$1,399	$—	$1,399

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2019
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
The following table presents additional information about assets that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value for the following periods:

	Six Months Ended June 30,
	2019 (1)	2018 (1)
Balance at January 1,	$146,282	$162,666
Net realized gains (losses)	2,971	870
Net unrealized gains (losses)	(2,391)	(1,720)
Origination of IRLC	32,438	24,981
Purchases	73	42,136
Sales	(111,431)	(49,550)
Issuances	100	154
Transfer into Level 3 (1)	1,544	9,220
Transfer adjustments (out of) Level 3 (1)	—	(6,694)
Conversion to real estate owned	(2,596)	(5,100)
Conversion to mortgage loans held for sale	(29,560)	(24,976)
Balance at June 30,	$37,430	$151,987

Changes in unrealized gains (losses) included in earnings related to assets still held at period end	$897	$763

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2019
(in thousands, except share data)

The following is quantitative information about Level 3 assets with significant unobservable inputs used in fair valuation.

	Fair Value as of				Actual or Range (Weighted average)
Assets	June 30, 2019	December 31, 2018	Valuation technique	Unobservable input(s)	June 30, 2019	December 31, 2018
Interest rate lock commitments	$6,338	$3,460	Internal model	Pull through rate	45% - 95%	50% - 95%
NPLs	6,582	27,556	Discounted cash flow	See table below (1)	See table below	See table below
Total	$12,920	$31,016

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

The following table presents quantitative information about the significant unobservable inputs used to measure the fair value of our NPLs. For NPLs that are not making payments, discount rate, loan resolution time-line, value of underlying properties, holding costs and liquidation costs are the primary inputs used to measure fair value. For NPLs that are making payments, note rate and secondary market transaction prices/UPB are the primary inputs used to measure fair value.

	As of June 30, 2019			As of December 31, 2018
Unobservable inputs	High	Low	Average(1)	High	Low	Average(1)
Discount rate	25.0%	16.0%	22.6%	30.0%	16.0%	23.6%
Loan resolution time-line (Years)	1.7	0.9	1.3	2.1	0.6	1.2
Value of underlying properties	$1,385	$70	$445	$1,780	$55	$383
Holding costs	8.2%	5.7%	6.7%	14.7%	5.0%	6.9%
Liquidation costs	11.7%	8.5%	8.9%	14.2%	8.4%	9.2%
Note rate	6.0%	4.0%	5.0%	6.0%	3.0%	4.9%
Secondary market transaction prices/UPB	88.3%	79.0%	83.8%	88.3%	74.5%	83.3%

(1)	Weighted based on value of underlying properties.

The following table presents the carrying amounts and estimated fair values of financial assets and liabilities that are not recorded at fair value and their respective levels within the fair value hierarchy:

	As of June 30, 2019			As of December 31, 2018
	Level within fair value hierarchy	Fair value	Carrying value	Level within fair value hierarchy	Fair value	Carrying value
Assets:
Debentures (1)	2	$5,079	$5,079	2	$5,134	$5,134
Notes and accounts receivable, net	2	19,862	19,862	2	13,057	13,057
Total assets		$24,941	$24,941		$18,191	$18,191

Liabilities:
Debt, net	3	$309,992	$304,367	3	$363,769	$363,769
Total liabilities		$309,992	$304,367		$363,769	$363,769

(1)	Included in other investments.

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
June 30, 2019
(in thousands, except share data)

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

(12) Liability for Unpaid Claims and Claim Adjustment Expenses

Roll forward of Claim Liability

The following table presents the activity in the net liability for unpaid losses and allocated loss adjustment expenses of short-duration contracts for the following periods:

	Six Months Ended June 30,
	2019	2018
Policy liabilities and unpaid claims balance as of January 1,	$131,611	$112,003
Less : liabilities of policy-holder accounts balances, gross	(13,659)	(15,474)
Less : non-insurance warranty benefit claim liabilities	(94)	(58)
Gross liabilities for unpaid losses and loss adjustment expenses	117,858	96,471
Less : reinsurance recoverable on unpaid losses - short duration	(90,016)	(73,778)
Less : other lines, gross	(227)	(224)
Net balance as of January 1, short duration	27,615	22,469

Incurred (short duration) related to:
Current year	66,225	55,926
Prior years	3,194	4,886
Total incurred	69,419	60,812

Paid (short duration) related to:
Current year	58,876	37,231
Prior years	7,769	19,475
Total paid	66,645	56,706

Net balance as of June 30, short duration	30,389	26,575
Plus : reinsurance recoverable on unpaid losses - short duration	85,377	80,865
Plus : other lines, gross	247	192
Gross liabilities for unpaid losses and loss adjustment expenses	116,013	107,632
Plus : liabilities of policy-holder accounts balances, gross	12,618	14,527
Plus : non-insurance warranty benefit claim liabilities	59	131
Policy liabilities and unpaid claims balance as of June 30,	$128,690	$122,290

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2019
(in thousands, except share data)

The following schedule reconciles the total short duration contracts per the table above to the amount of total losses incurred as presented in the condensed consolidated statement of operations, excluding the amount for member benefit claims:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Short duration incurred	$33,921	$28,844	$69,419	$60,812
Other lines incurred	191	77	191	123
Unallocated loss adjustment expense	212	623	507	1,321
Total losses incurred	$34,324	$29,544	$70,117	$62,256
For the six months ended June 30, 2019, the Company’s specialty insurance business experienced an increase in prior year case development of $3,194, primarily from its non-standard auto business.

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

(13) Revenue From Contracts with Customers

Revenue from contracts with customers is primarily comprised of asset management fee income included as a part of other revenue, and warranty coverage, car club and other revenues included as a part of service and administrative fees in our specialty insurance business. The following table presents the disaggregated amounts of revenue from contracts with customers by product type for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Asset management fee income	$—	$1,317	$1,267	$2,894
Warranty coverage revenue	7,122	6,279	13,944	12,402
Car club revenue	8,844	7,844	17,545	15,673
Other	2,020	1,856	3,728	3,953
Revenue from contracts with customers	$17,986	$17,296	$36,484	$34,922

Management Fees
The Company earned asset management fee income in the form of base management fees and incentive fees from the CLOs it managed. These base management fees were billed as the services were provided and paid periodically in accordance with the terms of the individual management agreements for as long as the Company managed the funds. Base management fees typically consisted of fees based on the amount of assets held in the CLOs. Base management fees were recognized as revenue when earned. The Company did not recognize incentive fees until all contractual contingencies were removed.

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

Administrative fee revenue includes the administration of premium associated with our producers and their producer owned reinsurance companies (PORCs). In addition, we also earn fee revenue from debt cancellation programs, motor club programs, and warranty programs. Related administrative fee revenue is recognized consistent with the earnings recognition pattern of the underlying insurance policies, debt cancellation contracts and motor club memberships being administered, using Rule of 78's, modified Rule of 78's, pro rata, or other methods as appropriate for the contract. Management selects the appropriate method based on available information, and periodically reviews the selections as additional information becomes available.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2019
(in thousands, except share data)

Information on Remaining Performance Obligations
We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at June 30, 2019.

Contract Balances
The timing of our revenue recognition may differ from the timing of payment by our customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied.

The following table presents the activity in the significant deferred assets and liabilities related to revenue from contracts with customers for the six months ended June 30, 2019.

	January 1, 2019			June 30, 2019
	Beginning balance	Additions	Amortizations	Ending balance
Deferred costs
Warranty coverage revenue	$1,274	$175	$512	$937
Car club revenue	12,189	12,719	13,328	11,580
Total	$13,463	$12,894	$13,840	$12,517

Deferred revenue
Warranty coverage revenue	$39,835	$18,630	$13,944	$44,521
Car club revenue	16,128	16,784	17,545	15,367
Total	$55,963	$35,414	$31,489	$59,888

Bad debt expense was not material for any period presented.

(14) Other Assets and Other Liabilities and Accrued Expenses

Other Assets

The following table presents the components of other assets as reported in the condensed consolidated balance sheets:

	As of
	June 30, 2019	December 31, 2018
Right of use asset - Operating leases (1)	$27,540	$—
Furniture, fixtures and equipment, net	12,107	6,122
Prepaid expenses	7,178	7,351
Income tax receivable	2,088	2,307
Subsidiary sale receivable (2)	875	10,676
Other	20,632	19,578
Total other assets	$70,420	$46,034

(1)	See Note (2) Summary of Significant Accounting Policies and Note (20) Commitments and Contingencies for additional information.

(2)
Related to the gain contingency on sale of Care recorded in December 2018. $9,801 was received in cash in 2019. The remaining amount is expected to be paid off by 2021. See Note (3) Dispositions, Assets Held for Sale & Discontinued Operations.

The following table presents the depreciation expense related to furniture, fixtures and equipment for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Depreciation expense related to furniture, fixtures and equipment	$680	$494	$1,159	$991

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2019
(in thousands, except share data)

Other Liabilities and Accrued Expenses

The following table presents the components of other liabilities and accrued expenses as reported in the condensed consolidated balance sheets:

	As of
	June 30, 2019	December 31, 2018
Accounts payable and accrued expenses	$53,598	$63,755
Operating lease liability(1)	32,701	—
Deferred tax liabilities, net	30,258	25,433
Due to brokers	20,246	486
Commissions payable	7,333	11,076
Accrued interest payable	2,424	3,452
Other	19,507	19,988
Total other liabilities and accrued expenses	$166,067	$124,190

(1)	See Note (2) Summary of Significant Accounting Policies and Note (20) Commitments and Contingencies for additional information.

(15) Other Revenue, Other Expenses and Other Income

Other Revenue

The following table presents the components of other revenue as reported in the condensed consolidated statement of operations. Other revenue is primarily generated by Tiptree Capital non-insurance activities except as noted in the footnote to the table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Other investment income (1)	$9,274	$5,989	$19,155	$11,097
Gain on sale of businesses (2)	7,598	—	7,598	—
Management fee income	—	1,317	1,267	2,894
Other (3)	(455)	982	476	2,276
Total other revenue	$16,417	$8,288	$28,496	$16,267

(1)	See Note (5) Investments for the components of Other investment income.

(2)	Related to the sale of Telos. See Note (3) Dispositions, Assets Held for Sale & Discontinued Operations.

(3)
Includes $924 and $590 related to Specialty Insurance for the three months ended June 30, 2019 and 2018, respectively. Includes $1,765 and $1,286 related to Specialty Insurance for the six months ended June 30, 2019, respectively.

Other Expenses

The following table presents the components of other expenses as reported in the condensed consolidated statement of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Professional fees	$3,662	$3,706	$7,838	$8,707
General and administrative	5,259	3,767	10,243	7,587
Premium taxes	3,788	3,400	7,112	7,022
Mortgage origination expenses	3,080	2,269	5,558	4,452
Rent and related	2,942	2,555	6,219	4,934
Charter expenses from vessels	1,408	124	3,622	124
Loss on extinguishment of debt	—	—	1,241	428
Other	2,277	1,779	4,420	3,511
Total other expenses	$22,416	$17,600	$46,253	$36,765

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2019
(in thousands, except share data)

(16) Stockholders’ Equity

Stock Repurchases

On December 10, 2018, the Company engaged a broker in connection with a daily stock repurchase program for the repurchase of up to $10.0 million of shares of the Company’s outstanding Common Stock. On December 10, 2018, the Company’s Board of Directors authorized the Company to make block repurchases of up to $10.0 million of shares in the aggregate, at the discretion of the Company's Executive Committee. On January 24, 2019, the Company’s Board of Directors replenished the block repurchase authorization to repurchase up to $10.0 million of shares of the Company’s outstanding Common Stock.

	Six Months Ended June 30, 2019		As of June 30, 2019
	Number of shares purchased	Average price per share	Remaining repurchase authorization
Share repurchase programs	60,421	$5.86	$9,277
Block repurchase program	1,412,309	6.18	10,000
Total	1,472,730	$6.17	$19,277

The Company declared cash dividends per share for the following periods presented below:

	Dividends per share for the
	Six Months Ended June 30,
	2019	2018
First Quarter	$0.040	$0.035
Second Quarter(1)	0.040	0.035
Total cash dividends declared	$0.080	$0.070
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

The following table presents the dividends paid to our insurance holding company by its regulated insurance company subsidiaries for the following periods:
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Ordinary dividends	$—	$—	$9,001	$—
Extraordinary dividends	—	—	1,188	—
Total dividends	$—	$—	$10,189	$—

The following table presents the combined statutory capital and surplus of the Company's insurance company subsidiaries, the required minimum statutory capital and surplus, as required by the laws of the states in which they are domiciled, and the combined amount available for ordinary dividends of the Company's insurance company subsidiaries for the following periods:

	As of
	June 30, 2019	December 31, 2018
Combined statutory capital and surplus of the Company's insurance company subsidiaries	$126,937	$131,859

Required minimum statutory capital and surplus	$17,950	$17,950

Amount available for ordinary dividends of the Company's insurance company subsidiaries	$4,531	$13,532

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2019
(in thousands, except share data)

At June 30, 2019, the maximum amount of dividends that our regulated insurance company subsidiaries could pay under applicable laws and regulations without regulatory approval was approximately $4,531. The Company may seek regulatory approval to pay dividends in excess of this permitted amount, but there can be no assurance that the Company would receive regulatory approval if sought.

Under the National Association of Insurance Commissioners (NAIC) Risk-Based Capital Act of 1995, a company's Risk-Based Capital (RBC) is calculated by applying certain risk factors to various asset, claim and reserve items. If a company's adjusted surplus falls below calculated RBC thresholds, regulatory intervention or oversight is required. The Company's insurance company subsidiaries' RBC levels, as calculated in accordance with the NAIC’s RBC instructions, exceeded all RBC thresholds as of June 30, 2019.

The following table presents the statutory net income of the Company’s statutory insurance companies for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income of statutory insurance companies	$1,809	$3,559	$2,760	$9,731

(17) Accumulated Other Comprehensive Income (Loss)

The following table presents the activity in accumulated other comprehensive income (loss) (AOCI), net of tax, for the following periods:

	Unrealized gains (losses) on			Amount attributable to noncontrolling interests
	Available for sale securities	Interest rate swaps	Total AOCI (loss)	TFP	Other	Total AOCI (loss) to Tiptree Inc.
Balance at December 31, 2017	$(460)	$2,074	$1,614	$(222)	$(426)	$966
Other comprehensive income (losses) before reclassifications	(2,367)	835	(1,532)	61	210	(1,261)
Amounts reclassified from AOCI	418	—	418	—	—	418
Reclassification of AOCI - interest rate swaps (1)	—	(2,909)	(2,909)	502	226	(2,181)
Reorganization merger	—	—	—	(341)	—	(341)
Period change	(1,949)	(2,074)	(4,023)	222	436	(3,365)
Balance at June 30, 2018	$(2,409)	$—	$(2,409)	$—	$10	$(2,399)

Balance at December 31, 2018	$(2,069)	$—	$(2,069)	$—	$11	$(2,058)
Other comprehensive income (losses) before reclassifications	4,385	—	4,385	—	(19)	4,366
Amounts reclassified from AOCI	(820)	—	(820)	—	—	(820)
Period change	3,565	—	3,565	—	(19)	3,546
Adoption of accounting standard (2)	(99)	—	(99)	—	—	(99)
Balance at June 30, 2019	$1,397	$—	$1,397	$—	$(8)	$1,389

(1)	Relates to the sale of Care. See Note (3) Dispositions, Assets Held for Sale & Discontinued Operations.

(2)	Amounts reclassified to retained earnings due to adoption of ASU 2018-02. See Note (2) Summary of Significant Accounting Policies.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2019
(in thousands, except share data)

The following table presents the reclassification adjustments out of AOCI included in net income and the impacted line items on the condensed consolidated statement of operations for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,		Affected line item in condensed consolidated statement of operations
Components of AOCI	2019	2018	2019	2018
Unrealized gains (losses) on available for sale securities	$1,046	$4	$1,041	$(523)	Net realized and unrealized gains (losses)
Related tax (expense) benefit	(222)	(7)	(221)	105	Provision for income tax
Net of tax	$824	$(3)	$820	$(418)

Reclassification of AOCI - interest rate swaps (1)	—	—	$—	$3,845	Gain on sale of discontinued operations
Related tax (expense) benefit	—	—	—	(936)	Provision for income tax
Net of tax	$—	$—	$—	$2,909

(1)	Relates to the sale of Care. See Note (3) Dispositions, Assets Held for Sale & Discontinued Operations.

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

Number of shares (1)
Available for issuance as of December 31, 2018	5,474,214
RSU and option awards granted	(680,144)
Forfeited	8,318
Subsidiary exchanged shares	(14,405)
Available for issuance as of June 30, 2019	4,787,983

(1)	Excludes awards granted under the Company’s subsidiary incentive plans that are exchangeable for Tiptree Common Stock.

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

The following table presents changes to the issuances of RSUs under the 2017 Equity Plan for the periods indicated:

	Number of shares issuable	Weighted average grant date fair value
Unvested units as of December 31, 2018	676,630	$6.27
Granted	454,329	6.23
Vested	(164,031)	6.40
Forfeited	(8,318)	6.10
Unvested units as of June 30, 2019	958,610	$6.23

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2019
(in thousands, except share data)

The following tables present the detail of the granted and vested RSUs for the periods indicated:

	Three Months Ended	Six Months Ended		Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019		June 30, 2019	June 30, 2019
Directors	11,928	25,956	Directors	11,928	25,956
Employees (1)	8,318	428,373	Employees	8,318	138,075
Total Granted	20,246	454,329	Total Vested	20,246	164,031
			Taxes	—	(35,622)
			Exchanged	14,405	14,405
			Net Vested	34,651	142,814

(1)	Includes 307,148 shares that vest ratably over three years, 112,907 shares that cliff vest in February 2021 and the remaining shares vested immediately.

Subsidiary Incentive Plans

Certain of the Company’s subsidiaries have established RSU programs under which they are authorized to issue RSUs or their equivalents, representing equity of such subsidiaries to certain of their employees. Such awards are accounted for as equity. These RSUs are subject to performance-vesting criteria based on the performance of the subsidiary (performance vesting RSUs) and time-vesting subject to continued employment (time vesting RSUs). Following the service period, such vested RSUs may be exchanged at fair market value, at the option of the holder, for Tiptree Common Stock under the 2017 Equity Plan. The service period for certain grants has been achieved and those vested subsidiary RSU’s are currently eligible for exchange. The Company has the option, but not the obligation to settle the exchange right in cash.
The following table presents changes to the issuances of subsidiary RSU’s under the subsidiary incentive plans for the periods indicated:

Grant date fair value of equity shares issuable
Unvested balance as of December 31, 2018	$8,710
Granted	—
Vested	(4,644)
Unvested balance as of June 30, 2019	$4,066

The vested and unvested balance (assuming full vesting) translates to an aggregate of 3,009,826 shares of Common Stock if converted as of June 30, 2019, of which 902,949 are vested and eligible for exchange as of June 30, 2019.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2019
(in thousands, except share data)

The following table presents the assumptions used to estimate the fair values of the stock options granted for the following periods:

Valuation Input	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	Assumption	Average	Assumption	Average
Historical volatility	27.69%	N/A	30.63%	N/A
Risk-free rate	2.62%	N/A	2.85%	N/A
Dividend yield	2.21%	N/A	2.03%	N/A
Expected term (years)		6.5		6.5

The following table presents the Company's stock option activity for the current period:

	Options outstanding	Weighted average exercise price (in dollars per stock option)	Weighted average grant date value (in dollars per stock option)	Options exercisable
Balance, December 31, 2018 (1)	1,064,527	$6.24	$2.61	—
Granted	225,815	6.26	1.69	—
Balance, June 30, 2019	1,290,342	6.24	2.45	—

Weighted average remaining contractual term at June 30, 2019 (in years)	8.0

(1)	Book value targets for grants in 2019, 2018, 2017, and 2016 are $10.79, $9.97, $10.14, and $8.96, respectively.

Stock-based Compensation Expense

The following table presents total stock-based compensation expense and the related income tax benefit recognized on the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Employee compensation and benefits	$1,515	$1,051	$2,846	$2,284
Director compensation	75	76	152	150
Income tax benefit	(344)	(244)	(648)	(526)
Net stock-based compensation expense	$1,246	$883	$2,350	$1,908

Additional information on total non-vested stock-based compensation is as follows:

	As of
	June 30, 2019
	Stock options	Restricted stock awards and RSUs
Unrecognized compensation cost related to non-vested awards	$1,154	$5,706
Weighted - average recognition period (in years)	2.10	1.72

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2019
(in thousands, except share data)

(19) Income Taxes

The following table presents the income tax expense (benefit):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total income tax expense (benefit) from continuing operations	$3,501	$701	$4,355	$(867)

Effective tax rate (ETR)	22.3% (1)	44.5% (2)	20.9% (3)	15.9%	(4)

Income tax expense (benefit) from discontinued operations	$—	$—	$—	$12,327

(1)
Higher than the U.S. federal statutory income tax rate of 21% due to the effect of state taxes and and the impact of foreign operations, partially offset by the dividends received deduction and other discrete items.

(2)
Higher than the U.S. federal statutory income tax rate of 21% due to the effect of state income taxes, the impact of valuation allowance and other discrete items, partially offset by the dividends received deduction.

(3)
Slightly lower than the U.S. federal statutory income tax rate of 21% due to the effect of state income taxes and the impact of foreign operations, largely offset by the dividends received deduction and other discrete items.

(4)
Lower than the U.S. federal statutory income tax rate of 21% due to the effect of the dividends received deduction and other discrete items, partially offset by state income taxes, the impact of valuation allowance and other discrete items.

(20) Commitments and Contingencies

Operating Leases

All leases are office space leases and are classified as operating leases that expire through 2028. Some of our office leases include the option to extend for up to five years or less at management’s discretion. Such extension options were not included in the measurement of the lease liability. Below is a summary of our right of use asset and lease liability as of June 30, 2019.

As of June 30, 2019
Right of use asset - Operating leases	$27,540

Operating lease liability	$32,701

Weighted-average remaining lease term (years)	6.5

Weighted-average discount rate (1)	7.0%
(1) Discount rate was determined by applying available market rates to lease obligations based upon their term.
As of June 30, 2019, the approximate aggregate minimum future lease payments required for our lease liability over the remaining lease periods are as follows:

June 30, 2019
Remainder of 2019	$3,357
2020	7,169
2021	6,879
2022	5,625
2023	5,020
2024 and thereafter	16,308
Total minimum payments	44,358
Less: liabilities held for sale	(489)
Less: present value adjustment	(11,168)
Total	$32,701

The following table presents rent expense for the Company’s office leases recorded on the condensed consolidated statements of operations for the following periods:

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2019
(in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Rent expense for office leases	$2,065	$1,689	$4,414	$3,184

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

(21) Earnings Per Share

The Company calculates basic net income per share of Common Stock (Common Share) based on the weighted average number of Common Shares outstanding (inclusive of vested corporate restricted share units). The unvested corporate restricted share units have the non-forfeitable right to participate in dividends declared and paid on the Company’s Common Stock on an as vested basis and are therefore considered a participating security. The Company calculates basic earnings per share using the “two-class” method, and for the three and six months ended June 30, 2019 and 2018, the income available to Common Stockholders was allocated to the unvested restricted stock units.

Diluted net income per Common Share for the period includes the effect of unvested subsidiaries’ RSUs. For the three and six months ended June 30, 2019, the assumed exercise of all potentially dilutive instruments were anti-dilutive, and therefore, were not included in the diluted net income per common share calculation.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2019
(in thousands, except share data)

The following table presents a reconciliation of basic and diluted net income per Common Share for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss) from continuing operations	$12,204	$876	$16,505	$(4,599)
Less:
Net income (loss) attributable to non-controlling interests	458	50	834	(1,066)
Net income allocated to participating securities	318	15	384	—
Net income (loss) from continuing operations attributable to Common Shares	11,428	811	15,287	(3,533)

Net income (loss) from discontinued operations	—	—	—	34,481
Less:
Net income (loss) from discontinued operations attributable to non-controlling interests	—	—	—	6,562
Net income allocated to participating securities	—	—	—	—
Net income (loss) from discontinued operations attributable to Common Shares	—	—	—	27,919
Net income (loss) attributable to Common Shares - basic	$11,428	$811	$15,287	$24,386
Effect of Dilutive Securities:
Securities of subsidiaries	(229)	(107)	(349)	—
Adjustments to income relating to exchangeable interests, net of tax	—	108	—	—
Net income (loss) attributable to Common Shares - diluted	$11,199	$812	$14,938	$24,386

Weighted average number of shares of Common Stock outstanding - basic	34,527,230	36,593,154	34,599,739	33,245,921
Weighted average number of incremental shares of Common Stock issuable from exchangeable interests and contingent considerations	—	793,165	—	—
Weighted average number of shares of Common Stock outstanding - diluted	34,527,230	37,386,319	34,599,739	33,245,921

Basic:
Net income (loss) from continuing operations	$0.33	$0.02	$0.44	$(0.11)
Net income (loss) from discontinued operations	—	—	—	0.84
Net income (loss) attributable to Common Shares	$0.33	$0.02	$0.44	$0.73

Diluted:
Net income (loss) from continuing operations	$0.32	$0.02	$0.43	$(0.11)
Net income (loss) from discontinued operations	—	—	—	0.84
Net income (loss) attributable to Common Shares	$0.32	$0.02	$0.43	$0.73

(22) Related Party Transactions

On February 15, 2019, the Company and Corvid Peak (formerly known as Tricadia), entered into a Strategic Combination Agreement and Amended and Restated Transition Services Agreement (the Transition Services Agreement). Corvid Peak is a related party of the Company because Corvid Peak is deemed to be controlled by Michael Barnes, the Company’s Executive Chairman. Tiptree agreed to invest $75 million to seed new investment funds to be managed by Corvid Peak. The Company will pay Corvid Peak an annual management fee of 1.25% of the net asset value of invested capital, 1.25% of the $75 million commitment to the extent not invested and an incentive fee equal to 20% of the net profits.

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
June 30, 2019
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

The Transition Services Agreement will terminate upon a change of control of Corvid Peak. Corvid Peak may terminate any Services upon 30 days written notice and Tiptree may terminate any Services upon 150 days written notice, but Tiptree may not terminate any Services prior to June 30, 2020.

Management fees and payments under the Transition Services Agreement and in the six months ended June 30, 2019 and 2018 were not material.

(23) Subsequent Events

On August 1, 2019, the Company’s board of directors declared a quarterly cash dividend of $0.04 per share to holders of Common Stock with a record date of August 19, 2019, and a payment date of August 26, 2019.

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

Year-to-date 2019, we executed on several strategic initiatives:

Overall:

•	Delivered a year-to-date return of 7.0%, as measured by growth in book value per share plus dividends paid.

•	Year-to-date 2019, we purchased and retired 1,472,730 shares of our Common Stock for $9.1 million through open market purchases and block purchases.

•	Increased our quarterly dividend for the third consecutive year to $0.04 per share, a 14.3% increase over the prior year.

Insurance:

•	Gross written premiums for year-to-date 2019 were $461.0 million, up 17.0% from the prior year. Net written premiums were $274.6 million, up 34.0%, driven by growth in all product lines.

•	Within our insurance investment portfolio, we reduced our exposure to levered credit by selling approximately $110.0 million of assets and repaying asset-based debt.

Tiptree Capital:

•	In 2019, began re-positioning our asset management platform, by agreeing to invest $75 million to seed new investment funds in Corvid Peak (formerly known as Tricadia).

•	On April 22, 2019, we sold our CLO management business (Telos Asset Management) for an approximate $7.6 million pre-tax gain and a future contingent earn-out.

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

The shipping industry is highly competitive and fragmented. Demand for shipping capacity is a function of world economic conditions and the related demand for commodities, production and consumption patterns, as well as events, which interrupt production, trade routes, and consumption. The shipping industry is cyclical with high volatility in charter hire rates and profitability. General global economic conditions, along with company and industry specific factors, can impact the fair value of our vessels and their operating results.

Our business can also be impacted in various ways by changes in interest rates, which can result in fluctuations in fair value of our investments, revenues associated with floating rate loans, volume and revenues in our mortgage business and interest expense associated with floating rate debt used to fund many of our operations.

RESULTS OF OPERATIONS
The following is a summary of our consolidated financial results for the three and six months ended June 30, 2019 and 2018. In addition to GAAP results, management uses the Non-GAAP measures Operating EBITDA, Adjusted EBITDA and book value per share as measurements of operating performance. Management believes these measures provide supplemental information useful to investors as they are frequently used by the financial community to analyze financial performance, debt service and comparison among companies. Management uses Operating EBITDA as part of its capital allocation process and to assess comparative returns on invested capital. Adjusted EBITDA is also used in determining incentive compensation for the Company’s executive officers. The Company defines Adjusted EBITDA as GAAP net income of the Company adjusted (i) to add back corporate interest expense, consolidated income taxes and consolidated depreciation and amortization expense, (ii) for the effect of purchase accounting, (iii) for non-cash fair value adjustments, and (iv) for any significant non-recurring expenses. Operating EBITDA represents Adjusted EBITDA plus stock based compensation expense, less realized and unrealized gains and losses and less third party non-controlling interests. Operating EBITDA and Adjusted EBITDA are not measurements of financial performance or liquidity under GAAP and should not be considered as an alternative or substitute for GAAP net income. See “Non-GAAP Reconciliations” for a reconciliation of these measures to their GAAP equivalents.

Selected Key Metrics

($ in millions, except per share information)	Three Months Ended June 30,		Six Months Ended June 30,
GAAP:	2019	2018	2019	2018
Total revenues	$191.1	$152.7	$375.0	$300.8
Net income (loss) before non-controlling interests	12.2	0.9	16.5	29.9
Net income (loss) attributable to Common Stockholders	11.8	0.8	15.7	24.4
Diluted earnings per share	0.32	0.02	0.43	0.73
Cash dividends paid per common share	0.075	0.065	0.075	0.065

Non-GAAP: (1)
Operating EBITDA	12.7	15.0	25.3	23.9
Adjusted EBITDA	22.9	10.1	37.5	15.5
Book value per share (2)	11.47	10.74	11.47	10.74
(1) For information relating to Operating and Adjusted EBITDA and book value per share, including a reconciliation to GAAP financials, see “—Non-GAAP Reconciliations.”
(2) For periods prior to April 10, 2018, book value per share assumed full exchange of the limited partners units of TFP for Common Stock.

Revenues

For the three months ended June 30, 2019, revenues were $191.1 million, which increased $38.4 million, or 25.1%, over the prior year period. For the six months ended June 30, 2019, revenues were $375.0 million, which increased $74.2 million, or 24.7%, over the prior year period. The increase for both periods was primarily driven by growth in earned premiums, service and administrative fees, and realized and unrealized gains on Invesque and the gain on sale of our CLO management business. Earned premiums were $235.5 million for the six months ended June 30, 2019, up from $201.7 million in the comparable 2018 period driven by growth in net written premiums. The combination of unearned premiums and deferred revenues on the balance sheet grew by $136.1 million, or 23.1%, from June 30, 2018 to June 30, 2019 as a result of increased written premiums in credit protection, warranty and other specialty programs.

Income (loss) before taxes (from continuing and discontinued operations)

The table below highlights key drivers impacting our consolidated results on a pre-tax basis. Many of our investments are carried at fair value and marked to market through unrealized gains and losses. As a result, we expect our earnings relating to these investments to be relatively volatile between periods in contrast to our fixed income securities, which are marked to market through accumulated other comprehensive income (“AOCI”) in stockholders equity. On February 1, 2018, we sold our senior living operations to Invesque in exchange for a net of 16.6 million shares of Invesque common stock which resulted in a pre-tax gain on sale of $56.9 million in 2018, of which $46.2 million was recorded in the six months ended June 30, 2018.

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net realized and unrealized gains (losses)(1)	$12.4	$(3.8)	$16.4	$(6.0)
Discontinued operations (Care)(2)	$—	$—	$—	$46.8
(1) Excludes Mortgage realized and unrealized gains and losses - Performing and NPLs. Three months ended June 30, 2019 includes $7.6 million gain on sale of the CLO business.
(2) Represents Care for the three months ended March 31, 2018 including a $46.2 million pre-tax gain on sale.

Net Income (Loss) before non-controlling interests

For the three months ended June 30, 2019, net income before non-controlling interests was $12.2 million compared to $0.9 million in the 2018 period, an increase of $11.3 million. The increase was driven by improved insurance operating performance and increased realized and unrealized gains on investments within Tiptree Capital and our insurance investment portfolio.

For the six months ended June 30, 2019, net income before non-controlling interests was $16.5 million compared to $29.9 million in the 2018 period, a decrease of $13.4 million. The decrease was driven by the non-repeat gain on sale of Care, which occurred in 2018, partially offset by improved insurance operating performance and increased realized and unrealized gains on investments within Tiptree Capital and our insurance investment portfolio.

Net Income (Loss) Available to Common Stockholders

For the three months ended June 30, 2019, net income available to Common Stockholders was $11.7 million, an increase of $10.9 million from the prior year period. For the six months ended June 30, 2019, net income available to Common Stockholders was $15.7 million, a decrease of $8.7 million from the prior year period. The key drivers of net income available to Common Stockholders were the same factors which impacted the net income before non-controlling interests.

Operating and Adjusted EBITDA - Non-GAAP

Operating EBITDA for the three months ended June 30, 2019 was $12.7 million compared to $15.0 million for the 2018 period, a decrease of $2.3 million, or 15.3%. For the three month period, the decline was driven by the re-balancing of our investment portfolio with a higher portion held in cash. Operating EBITDA for the six months ended June 30, 2019 was $25.3 million compared to $23.9 million for the 2018 period, an increase of $1.4 million, or 5.9%. For the six month period, the key drivers of the increase were driven by improved performance in Tiptree Capital.

Adjusted EBITDA for the three months ended June 30, 2019 was $22.9 million compared to $10.1 million for the 2018 period. Adjusted EBITDA for the six months ended June 30, 2019 was $37.5 million compared to $15.5 million for the 2018 period. The key drivers of the increase were net unrealized gains on investments in the insurance portfolio and in Tiptree Capital. See “— Non-GAAP Reconciliations” for a reconciliation to GAAP net income.

Book Value per share - Non-GAAP

Total stockholders’ equity was $407.1 million as of June 30, 2019 compared to $400.8 million as of June 30, 2018, primarily driven by net income, partially offset by share repurchases and dividends paid. Over the past twelve months, Tiptree returned $19.5 million to shareholders through share repurchases and dividends paid. Book value per share for the period ended June 30,

2019 was $11.47, an increase from book value per share of $10.74 as of June 30, 2018. The key drivers of the period-over-period impact were earnings per share and the purchase of 1.5 million shares at an average 40% discount to book value. Those increases were partially offset by dividends paid of $0.145 per share and officer compensation share issuances.

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

Pre-tax Income

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Specialty Insurance	$12.0	$8.7	$20.1	$10.1
Tiptree Capital	11.7	(0.5)	17.6	(2.2)
Corporate	(7.9)	(6.6)	(16.8)	(13.4)
Pre-tax income (loss) from continuing operations	$15.8	$1.6	$20.9	$(5.5)
Pre-tax income (loss) from discontinued operations (1)	$—	$—	$—	$46.8

(1)	Represents Care for the six months ended June 30, 2018, which includes $46.2 million pre-tax gain on sale.

Invested Capital, Total Capital and Operating EBITDA - Non-GAAP (1)

Management evaluates the return on Invested Capital and Total Capital, which are non-GAAP financial measures, when making capital decisions. Invested Capital represents its total equity investment, including any re-investment of earnings, and acquisition costs, net of tax. Total Capital represents Invested Capital plus Corporate Debt. Management believes the use of these financial measures provide supplemental information useful to investors as they are frequently used by the financial community to analyze how the Company has allocated capital over-time and provide a basis for determining the return on capital to shareholders. Management uses both of these measures when making capital decisions, including reinvesting cash, and evaluating the relative performance of its businesses and investments. The following tables present the components of Invested Capital, Total Capital, Operating EBITDA and Adjusted EBITDA.

	As of June 30,
($ in millions)	Invested Capital		Total Capital
	2019	2018	2019	2018
Specialty Insurance	$306.5	$288.4	$466.5	$448.4
Tiptree Capital	177.5	163.7	177.5	163.7
Corporate	(37.4)	(14.8)	32.8	59.2
Total Tiptree	$446.6	$437.3	$676.8	$671.3

Operating and Adjusted EBITDA

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Specialty Insurance	$14.8	$16.2	$28.5	$29.5
Tiptree Capital (2)	3.6	3.6	8.3	6.9
Corporate	(5.7)	(4.8)	(11.5)	(12.5)
Operating EBITDA	$12.7	$15.0	$25.3	$23.9
Stock-based compensation expense	(1.6)	(1.1)	(3.0)	(2.3)
Vessel depreciation, net of capital expenditures	(0.6)	—	(1.2)	—
Realized and unrealized gains (losses) (3)	12.4	(3.8)	16.4	(6.0)
Third party non-controlling interests (4)	—	—	—	(0.1)
Adjusted EBITDA	$22.9	$10.1	$37.5	$15.5

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

The following tables present the specialty insurance segment results for the three and six months ended June 30, 2019 and 2018.

Operating Results

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Gross written premiums	$262.6	$193.5	$461.0	$394.1
Net written premiums	153.6	95.8	274.6	205.0
Revenues:
Net earned premiums	$116.5	$100.1	$235.5	$201.7
Service and administrative fees	26.7	24.9	52.6	49.5
Ceding commissions	3.1	2.2	5.6	4.5
Net investment income	3.4	4.9	7.7	9.1
Net realized and unrealized gains (losses)	3.7	1.4	5.8	(2.0)
Other income	1.0	0.6	1.8	1.3
Total revenues	$154.4	$134.1	$309.0	$264.1
Expenses:
Policy and contract benefits	39.5	34.2	80.3	70.8
Commission expense	72.7	62.6	147.6	125.2
Employee compensation and benefits	12.1	11.1	24.1	22.0
Interest expense	3.5	4.6	7.6	9.1
Depreciation and amortization expenses	2.3	2.7	4.6	5.4
Other expenses	12.3	10.2	24.7	21.5
Total expenses	$142.4	$125.4	$288.9	$254.0
Pre-tax income (loss)	$12.0	$8.7	$20.1	$10.1

Results

Our specialty insurance operations are currently expanding product lines in an effort to increase written premiums, and commensurately grow the insurance portfolio. As part of this process, the business is investing to grow warranty and other specialty programs, while maintaining a leading position in our credit protection markets. That, combined with the earnings performance of the investment portfolio, are key drivers in comparing 2019 versus 2018 results. The growth in written premiums, combined with higher retention in select products, has resulted in an increase of unearned premiums and deferred revenue on the balance sheet of 23.1% from $590.1 million as of June 30, 2018 to $726.2 million as of June 30, 2019.

Pre-tax income was $12.0 million for the three months ended June 30, 2019, an increase of $3.3 million, over the prior year period. The primary drivers of the increase were net realized and unrealized gains of $3.7 million in the 2019 period versus $1.4 million of net realized and unrealized gains in the 2018 period, primarily related to equities and loans held at fair value in the portfolio. Insurance underwriting operations results improved versus the prior year period, driven primarily by increased underwriting margin of $4.2 million.

Pre-tax income was $20.1 million for the six months ended June 30, 2019, an increase of $10.0 million, over the prior year period. The primary drivers of the increase were net realized and unrealized gains of $5.8 million in the 2019 period versus $2.0 million of losses in the 2018 period, primarily related to equities and loans held at fair value in the portfolio. Insurance underwriting operations results improved versus the prior year period, driven primarily by increased underwriting margin of $6.7 million, which was partially offset by increased other expenses of $3.2 million primarily associated with debt extinguishment expenses on asset-based debt. Interest expense decreased by $1.5 million from the prior year period, primarily associated with a reduction of asset-based debt on consolidated loan funds within the investment portfolio.

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

For the three months ended June 30, 2019, total revenues were $154.4 million, up $20.3 million, or 15.1%, primarily driven by an increase in earned premiums of $16.4 million and increases in service and administrative fees of $1.8 million. The increase in earned premiums was driven by growth in credit, warranty and other specialty product lines. For the three months ended June 30, 2019, revenues on the investment portfolio contributed $7.1 million compared to $6.3 million in the 2018 period, an increase of $0.8 million.

For the six months ended June 30, 2019, total revenues were $309.0 million, up $44.9 million, or 17.0%, primarily driven by an increase in earned premiums of $33.8 million and increases in service and administrative fees of $3.1 million. The increase in earned premiums was driven by growth in credit, warranty and other specialty product lines. For the six months ended June 30, 2019, revenues on the investment portfolio contributed $13.5 million compared to $7.1 million in the 2018 period, an increase of $6.4 million. See “—Specialty Insurance Investment Portfolio” for further discussion of the investment results.

Expenses

Total expenses include policy and contract benefits, commissions expense and operating expenses. For the three months ended June 30, 2019, total expenses were $142.4 million compared to $125.4 million in the 2018 period. For the six months ended June 30, 2019, total expenses were $288.9 million compared to $254.0 million in the 2018 period. The primary drivers of the increase were policy and contract benefits and commission expense as written premiums and insurance revenues increased over the 2018 period.

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

For the three months ended June 30, 2019, policy and contract benefits were $39.5 million, up $5.3 million from the prior year. For the six months ended June 30, 2019, policy and contract benefits were $80.3 million, up $9.5 million, primarily as a result of growth in earned premiums.

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

For the three months ended June 30, 2019, total commission expense was $72.7 million compared to $62.6 million in the 2018 period. Total commission expense for the six months ended June 30, 2019 was $147.6 million compared to $125.2 million in the 2018 period. The primary drivers of the increase in both periods were the commission expense associated with the growth in written premiums.

Operating expenses include employee compensation and benefits, interest expense, depreciation and amortization expenses and other expenses. For the three months ended June 30, 2019, employee compensation and benefits were $12.1 million, up $1.0 million. For the six months ended June 30, 2019, employee compensation and benefits were $24.1 million, up $2.1 million, driven by increased compensation associated with warranty and program products. Interest expense of $7.6 million in 2019 decreased by $1.5 million versus the prior year period, primarily from reduced asset based borrowings on certain investments within the investment portfolio. Other expenses for the six months ended June 30, 2019 were $24.7 million, up $3.2 million from 2018 primarily from debt extinguishment expenses associated with the asset-based debt. Depreciation and amortization expense was lower period-over-period as a result of the decline in VOBA purchase accounting impact from the amortization of the fair value attributed to the insurance policies and contracts acquired.

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

Written Premium Metrics

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	Gross Written Premiums		Net Written Premiums		Gross Written Premiums		Net Written Premiums
Insurance Products:	2019	2018	2019	2018	2019	2018	2019	2018
Credit protection	$158.3	$133.7	$100.7	$85.2	$290.6	$250.5	$189.7	$161.9
Warranty	68.6	28.2	38.3	14.0	110.2	53.9	61.1	29.5
Other specialty programs	35.7	31.6	14.6	(3.4)	60.2	89.7	23.8	13.6
Total	$262.6	$193.5	$153.6	$95.8	$461.0	$394.1	$274.6	$205.0
Total gross written premiums for the three months ended June 30, 2019 were $262.6 million, which represented an increase of $69.1 million, or 35.7%, from the prior year period. The increase was driven by growth in both credit and warranty products. Total net premiums written for the three months ended June 30, 2019 were $153.6 million, up $57.8 million, or 60.3%, driven primarily by growth in all programs.

Total gross written premiums for the six months ended June 30, 2019 were $461.0 million, which represented an increase of $66.9 million, or 17.0%, from the prior year period. The increase was driven by growth in credit and warranty programs. The amount of business retained was 59.6%, up from 52.0% in the prior year period. Total net premiums written for the six months ended June 30, 2019 were $274.6 million, up $69.6 million, or 34.0%, driven by growth in all products. We believe our warranty service contracts and light commercial programs provide opportunity for growth through expanded product offerings, new clients and geographic expansion.

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

Underwriting Revenues and Underwriting Margin - Non-GAAP(1)

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	Underwriting Revenues		Underwriting Margin		Underwriting Revenues		Underwriting Margin
Insurance products:	2019	2018	2019	2018	2019	2018	2019	2018
Credit protection	$107.3	$92.2	$22.5	$18.5	$213.7	$184.9	$42.0	$36.6
Warranty	26.4	22.0	7.9	7.1	54.9	44.2	16.4	13.5
Other specialty programs	11.2	11.5	2.3	3.4	22.1	23.5	4.3	6.4
Services and other	2.4	2.0	2.4	1.9	4.8	4.3	4.9	4.4
Total	$147.3	$127.7	$35.1	$30.9	$295.5	$256.9	$67.6	$60.9
(1) For further information relating to the Company’s underwriting margin, including a reconciliation to GAAP financials, see “—Non-GAAP Reconciliations.”

For the three months ended June 30, 2019, underwriting margin was $35.1 million, up $4.2 million from the prior year period driven by increases in credit protection and warranty products.

Underwriting margin for the six months ended June 30, 2019 was $67.6 million, up from $60.9 million in the 2018 period. Credit protection underwriting margin was $42.0 million, an increase from the 2018 period of $5.4 million, or 14.8%. Credit protection products continue to provide opportunities for steady growth through a combination of expanded product offerings and new clients. Underwriting margin for warranty products was $16.4 million for the 2019 period, up $2.9 million, or 21.5%, from the prior year period. The improvement was driven primarily by growth in furniture, appliances, and auto warranty products. Specialty programs underwriting margin for the six months ended June 30, 2019 was $4.3 million, down 32.8% from 2018, as certain non-standard auto programs were discontinued. Services and other contributed $4.9 million in six months ended June 30, 2019, which was relatively stable as compared to 2018.

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

Invested Capital, Total Capital, Operating EBITDA and Operating Ratios - Non-GAAP(1)

($ in millions)			As of June 30,
			2019	2018
Invested Capital(1)			$306.5	$288.4
Total Capital(1)			$466.5	$448.4

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Operating EBITDA drivers:	2019	2018	2019	2018
Underwriting	$11.2	$11.1	$21.0	$20.3
Investments	3.6	5.1	7.5	9.2
Specialty Insurance Operating EBITDA(1)	$14.8	$16.2	$28.5	$29.5
Insurance operating ratios:
Combined ratio	92.7%	92.3%	93.2%	93.1%
(1) For further information relating to the Company’s Operating EBITDA, Invested and Total Capital, adjusted combined ratio, and Net Portfolio Income (Loss), including a reconciliation to GAAP financials, see “—Non-GAAP Reconciliations.”

For the three months ended June 30, 2019, the combined ratio was 92.7% compared to 92.3% for the prior year period. The combined ratio was 93.2% for the six months ended June 30, 2019, compared to 93.1% for the prior year period. The combined ratio from 2015 (the first full year after acquiring Fortegra) to 2018 averaged 91.0%. The increase from our four-year average in recent quarters has been driven primarily by our investment in new products and geographies which we believe will result in premium growth in future periods. See “—Insurance Investment Portfolio” for further discussion of the investment results and “—Non-GAAP Reconciliations” for a reconciliation to GAAP pre-tax income.

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

Specialty Insurance Investment Portfolio - Non-GAAP

($ in millions)			As of June 30,
			2019	2018
Cash and cash equivalents (1)			$124.0	$21.1
Available for sale securities, at fair value			269.1	234.4
Equity securities			55.9	36.9
Loans, at fair value (2)			23.5	86.1
Real estate, net			7.0	14.6
Other investments			9.2	17.0
Net investments			$488.7	$410.1

(1) Cash and cash equivalents, plus restricted cash, net of due from/due to brokers on consolidated loan funds, see “—Non-GAAP Reconciliations”, for a reconciliation to GAAP financials.
(2) Loans, at fair value, net of asset based debt, see “—Non-GAAP Reconciliations”, for a reconciliation to GAAP financials.

Specialty Insurance Net Investment Portfolio Income - Non-GAAP

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net investment income	$3.4	$4.9	$7.7	$9.1
Realized gains (losses)	3.4	0.5	3.6	5.6
Unrealized gains (losses)	0.3	0.9	2.2	(7.6)
Interest expense	—	(1.2)	(0.6)	(2.4)
Net portfolio income (loss)	$7.1	$5.1	$12.9	$4.7
Average Annualized Yield % (1)	5.8%	5.1%	5.4%	2.4%
(1) Average Annualized Yield % represents the ratio of annualized net investment income, realized and unrealized gains (losses) less investment portfolio interest expense to the average of the prior two quarters total investments less investment portfolio debt plus cash, but does not reflect the cumulative return on the portfolio.

Net investments of $488.7 million have grown 19.2% from June 30, 2018 through a combination of organic growth in written premiums and increased retention.

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

For the six months ended June 30, 2019, the net investment portfolio income was $12.9 million compared to $4.7 million in the comparable 2018 period. Net investment income was $7.7 million, down $1.4 million, or 15.4% from 2018, driven primarily by our efforts to reduce exposure to levered credit through the sale of loans held at fair value, as mentioned earlier. For the six months ended June 30, 2019, fair market value changes on equities resulted in unrealized and realized gains of $5.4 million compared to losses of $3.2 million in the 2018 period. The average annualized yield for the year improved from 2.4% in 2018 to 5.4% in 2019. The improvement was a result of lower asset-based interest expense, and unrealized gains compared to unrealized losses in the prior year.

Tiptree Capital

Tiptree Capital consists of our non-insurance operating businesses and investments. As of June 30, 2019, Tiptree Capital includes our asset management, mortgage and shipping operations, and other investments (including our Invesque shares). We manage Tiptree Capital on a total return basis, balancing current cash flow and long-term value appreciation.

The following table summarizes total revenues, pre-tax income from continuing and discontinued operations from Tiptree Capital.

Operating Results

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total revenues	$36.7	$18.6	$66.0	$36.7
Pre-tax income (loss) from continuing operations	$11.7	$(0.5)	$17.6	$(2.2)
Pre-tax income (loss) from discontinued operations	$—	$—	$—	$46.8

Drivers of pre-tax income from continuing and discontinued operations

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Asset management fees and credit investments	$7.5	$(0.6)	$8.0	$0.3
Shipping	0.0	(0.3)	0.5	(1.1)
Specialty finance and other	(1.4)	0.6	(1.1)	0.5
Senior Living:
Invesque(1)	5.6	(0.3)	10.2	(1.9)
Care - discontinued operations(2)	—	—	—	46.8
(1) Includes $2.6 million and $5.1 million of dividends and $3.0 million and $5.1 million of unrealized gains within Tiptree Capital for the three and six months ended June 30, 2019.
(2) Discontinued operations related to Care for the six months ended June 30, 2018 includes $46.2 million pre-tax gain on sale of Care.

Results from Continuing Operations

Tiptree Capital earns revenues from net interest income; mortgage gains and fees; management fees from CLOs under management; and distributions and realized and unrealized gains on the Company’s investment holdings (primarily Invesque).

Revenues for the three months ended June 30, 2019 were $36.7 million, an increase of $18.1 million from the prior year period. Pre-tax income from continuing operations for the three months ended June 30, 2019 was $11.7 million compared to a loss of $0.5 million in the 2018 period. The primary driver of improvement was unrealized gains on our Invesque shares in the 2019 period versus unrealized losses in the prior year period and the gain on sale of our CLO business. For the three months ended June 30, 2019, we received $2.6 million of dividends from Invesque and recorded $3.0 million of unrealized gains compared to $2.5 million of dividends and $2.7 million of unrealized losses in the 2018 period. Additionally, pre-tax income from our shipping operations improved by $0.3 million period-over-period primarily driven by increased revenues.

Revenues for the six months ended June 30, 2019 were $66.0 million, an increase of $29.3 million from the prior year period. Pre-tax income from continuing operations for the six months ended June 30, 2019 was $17.6 million, compared to a loss of $2.2 million in the 2018 period. The primary driver of improvement in Pretax Income for the six month period was the same as that which impacted the three month period plus improvement in our shipping operations. For the six months ended June 30, 2019, we received $5.1 million of dividends from Invesque and $5.1 million of unrealized gains compared to $4.2 million of dividends and $5.8 million of unrealized losses in the 2018 period. Additionally, pre-tax income from our shipping operations improved by $1.6 million period-over-period primarily driven by increased revenues and non-repeat start-up expenses impacting the 2018 period.

Results from Discontinued Operations

Discontinued Operations includes the results from Care, previously reported in the Senior Living segment. In the six months ended June 30, 2018, pre-tax income was $46.8 million which included a $46.2 million gain on sale of Care.

Tiptree Capital - Invested Capital and Operating EBITDA - Non-GAAP(1)

($ in millions)	Invested Capital(1)		Operating EBITDA(1)
	As of June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018	2019	2018
Asset management fees & credit investments(2)	$1.3	$2.5	$(0.1)	$0.6	$0.5	$1.5
Senior living (Invesque) (3)	100.5	103.3	2.6	2.5	5.1	4.8
Shipping	48.7	21.8	0.6	—	1.7	—
Specialty finance and other	27.0	36.1	0.5	0.5	1.0	0.6
Tiptree Capital	$177.5	$163.7	$3.6	$3.6	$8.3	$6.9
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

Invested Capital

Invested Capital increased from $163.7 million as of June 30, 2018 to $177.5 million as of June 30, 2019. On February 1, 2018, we completed the sale of Care to Invesque. We received consideration of 16.6 million shares of which 13.7 million shares are held as equity securities in Tiptree Capital, and 2.9 million shares are held in the insurance investment portfolio. In 2018, we invested approximately $50 million into three unlevered vessels which are reported in other investments. As a result of the investments in Tiptree Capital and capital returned to shareholders in 2018 and early 2019, cash held at Tiptree corporate decreased from $62.0 million as of June 30, 2018 to $27.6 million as of June 30, 2019.

Operating EBITDA

For the six months ended June 30, 2019, Operating EBITDA increased from $6.9 million in the 2018 period to $8.3 million in the 2019 period. The key drivers of Operating EBITDA were the same factors which impacted pre-tax income excluding the impact of the increased depreciation on our shipping investments. See “— Non-GAAP Reconciliations” for a reconciliation to GAAP net income.

Corporate

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Employee compensation and benefits	$1.5	$2.0	$3.3	$3.4
Employee incentive compensation expense	3.0	1.7	5.0	4.0
Interest expense	1.6	1.2	3.2	1.8
Depreciation and amortization expenses	0.1	—	0.2	0.1
Other expenses	1.7	1.8	5.1	4.1
Total expenses	$7.9	$6.7	$16.8	$13.4
Results

Corporate expenses include expenses of the holding company for interest, employee compensation and benefits, and other costs. Corporate employee compensation and benefits includes the expense of management, legal and accounting staff. Other expenses primarily consisted of audit and professional fees, insurance, office rent and other related expenses.

For the three months ended June 30, 2019, total expenses were $7.9 million, up $1.2 million, primarily driven by an increase in employee incentive compensation, which was partially offset by decreased employee compensation and benefits.

Employee compensation and benefits, including incentive compensation expense, increased $0.9 million for the six months ended June 30, 2019 compared to the 2018 period, driven by employee incentive expenses. Interest expense for the six months ended June 30, 2019 was $3.2 million, an increase of $1.4 million driven by increased average borrowings and higher LIBOR. As of June 30, 2019, the outstanding borrowings were $70.2 million compared to $74.0 million at June 30, 2018. Other expenses were $5.1 million for the 2019 period as compared to $4.1 million in 2018. The period-over-period increase was driven by increased rent expense and $0.6 million of transaction related expenses.

Provision for income taxes

Provision for income taxes - Total Operations

The total income tax expense of $4.4 million for the six months ended June 30, 2019 and total income tax expense of $11.5 million for the six months ended June 30, 2018 are reflected as components of net income (loss). For the six months ended June 30, 2019, the Company’s effective tax rate was equal to 20.9%. The effective rate for the six months ended June 30, 2019 is slightly lower than the U.S. federal statutory income tax rate of 21%, primarily from the impact of the dividends received deduction and other discrete items, largely offset by state taxes and the impact of foreign operations. For the six months ended June 30, 2018, the Company’s effective tax rate was equal to 27.7%. The effective rate for the six months ended June 30, 2018 is higher than the U.S. federal statutory income tax rate of 21%, primarily from state taxes on the gain on sale of Care.

Provision for income taxes - Continuing Operations

The Company had a tax expense from continuing operations of $4.4 million for the six months ended June 30, 2019 as compared to a tax benefit from continuing operations of $0.9 million for the six months ended June 30, 2018. The effective tax rate on income from continuing operations for the six months ended June 30, 2019 was approximately 20.9% compared to 15.9% for the six months ended June 30, 2018. Differences from the U.S. federal statutory income tax rate for the six months ended June 30, 2019 and 2018 are primarily the result of the dividends received deduction offset by other discrete items.

Balance Sheet Information - as of June 30, 2019 compared to the year ended December 31, 2018

Tiptree’s total assets were $1,920.4 million as of June 30, 2019, compared to $1,864.9 million as of December 31, 2018. The $55.5 million increase in assets is primarily attributable to the growth in the insurance company.

Total stockholders’ equity was $407.1 million as of June 30, 2019, compared to $399.3 million as of December 31, 2018, primarily driven by net income, which was partially offset by stock repurchases and dividends. As of June 30, 2019, there were 34,540,432 shares of Common Stock outstanding as compared to 35,870,348 as of December 31, 2018.

The following table is a summary of certain balance sheet information:

	As of June 30, 2019
($ in millions)	Specialty Insurance	Tiptree Capital	Corporate	Total
Total assets	$1,522.5	$349.6	$48.3	$1,920.4

Corporate debt	$160.0	$—	$70.2	$230.2
Asset based debt	11.5	63.1	—	74.6

Tiptree Inc. stockholders’ equity	$256.2	$177.5	$(37.6)	$396.1
Non-controlling interests - Other	8.6	2.4	—	11.0
Total stockholders’ equity	$264.8	$179.9	$(37.6)	$407.1

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

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss) attributable to Common Stockholders	$11.8	$0.8	$15.7	$24.4

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Add: net (loss) income attributable to noncontrolling interests	0.4	0.1	0.8	5.5
Less: net income from discontinued operations	—	—	—	34.5
Income (loss) from continuing operations	$12.2	$0.9	$16.5	$(4.6)
Corporate Debt related interest expense(1)	4.9	4.6	9.9	8.4
Consolidated income tax expense (benefit)	3.5	0.7	4.4	(0.9)
Depreciation and amortization expense(2)	3.1	2.7	6.1	5.5
Non-cash fair value adjustments(3)	(0.8)	—	(1.4)	0.1
Non-recurring expenses(4)	—	1.2	2.0	0.9
Adjusted EBITDA from continuing operations	$22.9	$10.1	$37.5	$9.4
Add: Stock-based compensation expense	1.6	1.1	3.0	2.3
Add: Vessel depreciation, net of capital expenditures	0.6	—	1.2	—
Less: Realized and unrealized gain (loss)(5)	12.4	(3.8)	16.4	(11.5)
Less: Third party non-controlling interests(6)	—	—	—	(0.1)
Operating EBITDA from continuing operations	$12.7	$15.0	$25.3	$23.3

Income (loss) from discontinued operations	$—	$—	$—	$34.5
Consolidated income tax expense (benefit)	—	—	—	12.3
Non-cash fair value adjustments (3)	—	—	—	(40.7)
Adjusted EBITDA from discontinued operations	$—	$—	$—	$6.1
Less: Realized and unrealized gain (loss) (5)	—	—	—	5.5
Operating EBITDA from discontinued operations	$—	$—	$—	$0.6
Total Adjusted EBITDA	$22.9	$10.1	$37.5	$15.5
Total Operating EBITDA	$12.7	$15.0	$25.3	$23.9
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

(5)	Adjustment excludes Mortgage realized and unrealized gains and losses - Performing and NPLs as those are recurring in nature and align with those business models.
(6)	Removes the Operating EBITDA associated with third party non-controlling interests. Does not remove the non-controlling interests related to employee based shares.

Adjusted EBITDA and Operating EBITDA - Non-GAAP

The tables below present Adjusted EBITDA and Operating EBITDA by business component.

	Three Months Ended June 30, 2019
($ in millions)	Specialty Insurance	Tiptree Capital (1)	Corporate Expenses	Total
Pre-tax income/(loss) from continuing ops	$12.0	$11.7	$(7.9)	$15.8
Adjustments:
Corporate Debt related interest expense(2)	3.3	—	1.6	4.9
Depreciation and amortization expenses(3)	2.1	0.8	0.1	3.0
Non-cash fair value adjustments(4)	—	(0.8)	—	(0.8)
Non-recurring expenses(5)	0.1	0.2	(0.3)	—
Adjusted EBITDA	$17.5	$11.9	$(6.5)	$22.9
Add: Stock-based compensation expense	0.7	0.1	0.8	1.6
Add: Vessel depreciation, net of capital expenditures	—	0.6	—	0.6
Less: Realized and unrealized gain (loss)(6)	3.4	9.0	—	12.4
Operating EBITDA	$14.8	$3.6	$(5.7)	$12.7

	Six Months Ended June 30, 2019
($ in millions)	Specialty Insurance	Tiptree Capital (1)	Corporate Expenses	Total
Pre-tax income/(loss) from continuing ops	$20.1	$17.6	$(16.8)	$20.9
Pre-tax income/(loss) from discontinued ops	—	—	—	—
Adjustments:
Corporate Debt related interest expense(2)	6.7	—	3.2	9.9
Depreciation and amortization expenses(3)	4.3	1.6	0.2	6.1
Non-cash fair value adjustments(4)	—	(1.4)	—	(1.4)
Non-recurring expenses(5)	1.4	0.2	0.4	2.0
Adjusted EBITDA	$32.5	$18.0	$(13.0)	$37.5
Add: Stock-based compensation expense	1.3	0.2	1.5	3.0
Add: Vessel depreciation, net of capital expenditures	—	1.2	—	1.2
Less: Realized and unrealized gain (loss)(6)	5.3	11.1	—	16.4
Operating EBITDA	$28.5	$8.3	$(11.5)	$25.3

	Three Months Ended June 30, 2018
($ in millions)	Specialty Insurance	Tiptree Capital (1)	Corporate Expenses	Total
Pre-tax income/(loss) from continuing ops	$8.8	$(0.5)	$(6.7)	$1.6
Adjustments:
Corporate Debt related interest expense(2)	3.4	—	1.2	4.6
Depreciation and amortization expenses(3)	2.5	0.2	—	2.7
Non-cash fair value adjustments(4)	(0.1)	0.1	—	—
Non-recurring expenses(5)	1.1	0.1	—	1.2
Adjusted EBITDA	$15.7	$(0.1)	$(5.5)	$10.1
Add: Stock-based compensation expense	0.6	$(0.2)	0.7	1.1
Less: Realized and unrealized gain (loss)(6)	0.1	(3.9)	—	(3.8)
Operating EBITDA	$16.2	$3.6	$(4.8)	$15.0

	Six Months Ended June 30, 2018
($ in millions)	Specialty Insurance	Tiptree Capital (1)	Corporate Expenses	Total
Pre-tax income/(loss) from continuing ops	$10.1	$(2.2)	$(13.4)	$(5.5)
Pre-tax income/(loss) from discontinued ops	—	46.8	—	46.8
Adjustments:
Corporate Debt related interest expense(2)	6.6	—	1.8	8.4
Depreciation and amortization expenses(3)	5.0	0.4	0.1	5.5
Non-cash fair value adjustments(4)	—	(40.6)	—	(40.6)
Non-recurring expenses(5)	2.2	1.0	(2.3)	0.9
Adjusted EBITDA	$23.9	$5.4	$(13.8)	$15.5
Add: Stock-based compensation expense	1.2	$(0.2)	1.3	2.3
Less: Realized and unrealized gain (loss)(6)	(4.4)	(1.6)	—	(6.0)
Less: Third party non-controlling interests(7)	—	(0.1)	—	(0.1)
Operating EBITDA	$29.5	$6.9	$(12.5)	$23.9

_______________________________
The footnotes below correspond to the tables above, under “—Adjusted EBITDA and Operating EBITDA - Non-GAAP”

(1)	Includes discontinued operations related to Care. For more information, see “Note—(3) Dispositions, Assets Held for Sale & Discontinued Operations.”
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

($ in millions, except per share information)	As of June 30,
	2019	2018
Total stockholders’ equity	$407.1	$400.8
Less non-controlling interest - other	11.0	7.2
Total stockholders’ equity, net of non-controlling interests - other	$396.1	$393.6
Total Common shares outstanding	34.5	36.6
Book value per share	$11.47	$10.74

Invested & Total Capital - Non-GAAP

Invested Capital represents its total cash investment, including any re-investment of earnings, and acquisition costs, net of tax. Total Capital represents Invested Capital plus Corporate Debt.

($ in millions)	As of June 30,
	2019	2018
Total stockholders’ equity	$407.1	$400.8
Less non-controlling interest - other	11.0	7.2
Total stockholders’ equity, net of non-controlling interests - other	$396.1	$393.6
Plus Specialty Insurance accumulated depreciation and amortization, net of tax	46.3	39.5
Plus acquisition costs	4.2	4.2
Invested Capital	$446.6	$437.3
Plus corporate debt	230.2	234.0
Total Capital	$676.8	$671.3

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

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Revenues:	2019	2018	2019	2018
Net earned premiums	$116.5	$100.0	$235.5	$201.7
Service and administrative fees	26.7	24.9	52.6	49.5
Ceding commissions	3.1	2.2	5.6	4.5
Other income	1.0	0.6	1.8	1.3
Underwriting Revenues - Non-GAAP	$147.3	$127.7	$295.5	$257.0
Less underwriting expenses:
Policy and contract benefits	39.5	34.2	80.3	70.8
Commission expense	72.7	62.6	147.6	125.2
Underwriting Margin - Non-GAAP	$35.1	$30.9	$67.6	$61.0
Less operating expenses:
Employee compensation and benefits	12.1	11.1	24.1	22.0
Other expenses (excluding debt extinguishment expenses)	12.3	10.1	23.5	21.1
Combined Ratio	92.7%	92.3%	93.2%	93.1%
Plus investment revenues:
Net investment income	3.4	4.9	7.7	9.1
Net realized and unrealized gains	3.7	1.4	5.8	(2.0)
Less other expenses:
Interest expense	3.5	4.6	7.6	9.1
Debt extinguishment expenses	—	—	1.2	0.4
Depreciation and amortization expenses	2.3	2.7	4.6	5.4
Pre-tax income (loss)	$12.0	$8.7	$20.1	$10.1

Specialty Insurance Investment Portfolio - Non-GAAP

The following table provides a reconciliation between total investments and net investments for the following periods:

($ in millions)	As of June 30,
	2019	2018
Total Investments	$364.7	$482.5
Investment portfolio debt (1)	—	(93.5)
Cash and cash equivalents	140.8	19.5
Restricted cash (2)	—	8.4
Receivable due from brokers (3)	3.4	—
Liability due to brokers (3)	(20.2)	(6.8)
Net investments - Non-GAAP	$488.7	$410.1
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

As of June 30, 2019, cash and cash equivalents, excluding restricted cash, were $175.8 million, compared to $86.0 million at

December 31, 2018, an increase of $89.8 million.

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

Corporate Debt

($ in millions)	Corporate Debt Outstanding as of June 30,		Interest Expense for the Three Months Ended June 30,		Interest Expense for the Six Months Ended June 30,
	2019	2018	2019	2018	2019	2018
Specialty insurance	$160.0	$160.0	$3.3	$3.5	$6.7	$6.8
Corporate	70.2	74.0	1.6	1.2	3.2	1.8
Total	$230.2	$234.0	$4.9	$4.7	$9.9	$8.6

Our credit facility with Fortress carries a rate of LIBOR (with a minimum LIBOR rate of 1.25%), plus a margin of 5.50% per annum. We are required to make quarterly principal payments of approximately $1.0 million, subject to adjustment based on the Net Leverage Ratio (as defined in the credit agreement) at the end of each fiscal quarter. The outstanding debt under the Fortress credit agreement was $70.2 million as of June 30, 2019 compared to $74.0 million as of June 30, 2018. On May 4, 2018, we amended the Fortress credit agreement to increase the amount outstanding, while extending the maturity date to September 18, 2020 and lowering the interest rate margin from 6.50% to 5.50%.

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

Consolidated Comparison of Cash Flows

($ in millions)	Six Months Ended June 30,
Total cash provided by (used in):	2019	2018
Operating activities	1.8	10.2
Investing activities	156.3	(49.6)
Financing activities	(64.5)	0.1
Net increase (decrease) in cash, cash equivalents and restricted cash	$93.6	$(39.3)
Cash provided by operating activities was $1.8 million for the six months ended June 30, 2019 compared to $10.2 million of cash provided by operating activities in the prior year period. In 2019, the primary sources of cash from operating activities included consolidated net income (excluding unrealized gains and losses), increases in unearned premiums and deferred revenues, offset by increases in notes and accounts receivable, reinsurance receivables and deferred acquisition costs related to growth in our insurance operations. In the 2018 period, the primary sources of cash included mortgage sales outpacing originations in our loan origination business and increases in unearned premiums, reinsurance payable and policy liabilities in our insurance operations, partially offset primarily by increases in reinsurance receivables.

Cash provided by investing activities was $156.3 million for the six months ended June 30, 2019 compared to $49.6 million of cash used in investing activities for the prior year period. During 2019, we reduced our investments in loans and used a substantial portion of the proceeds to repay asset-based debt. We also received proceeds associated with a contingent earn-out from our sale of Care. In the 2018 period, the primary uses of cash were purchases of investments exceeding proceeds from sales and maturities of investments in our insurance investment portfolio.

Cash used in financing activities was $64.5 million for the six months ended June 30, 2019 compared to $0.1 million in the prior year period. In 2019, we fully repaid outstanding asset-based borrowings in our credit loan fund held within our insurance investment portfolio and we repurchased $9.1 million of the Company’s common stock. In the 2018 period, the primary uses of cash from financing activities were principal paydowns on asset-based financing in our specialty insurance investment portfolio and principal paydowns exceeding new borrowings on debt facilities in our mortgage business.

Contractual Obligations

The table below summarizes consolidated contractual obligations by period for payments that are due as of June 30, 2019:

($ in millions)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Corporate Debt	$—	$70.2	$—	$160.0	$230.2
Asset Based Debt	63.1	11.5	—	—	74.6
Total Debt	$63.1	$81.7	$—	$160.0	$304.8
Operating lease obligations (2)	7.0	13.5	10.0	13.8	44.3
Total	$70.1	$95.2	$10.0	$173.8	$349.1

(1)	See Note (10) Debt, net, in the accompanying consolidated financial statements for additional information.

(2)	Minimum rental obligation for office leases. The total rent expense for the six months ended June 30, 2019 and 2018 was $4.4 million and $3.2 million, respectively.

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

Further disclosure on our off-balance sheet arrangements as of June 30, 2019 is presented in the “Notes to Condensed Consolidated Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” of this filing as follows:

•	Note (9) Derivative Financial Instruments and Hedging

•	Note (20) Commitments and Contingencies

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our 2018 Annual Report on Form 10-K described our Quantitative and Qualitative Disclosures About Market Risk. There were no material changes to the assumptions or risks during the six months ended June 30, 2019.

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

Share repurchase activity for the three months ended June 30, 2019 was as follows:

Period	Purchaser	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2019 to April 30, 2019	Tiptree Inc.	—	$—	—	$19,281,960
May 1, 2019 to May 31, 2019	Tiptree Inc.	—	$—	—	$19,281,960
June 1, 2019 to June 30, 2019	Tiptree Inc.	—	$—	—	$19,281,960
	Total	—	$—	—	$—

(1)
On December 7, 2018, the Board of Directors of Tiptree (“Board”) authorized Tiptree to repurchase up to $20 million of its outstanding Common Stock in the aggregate from time to time, $10 million in the open market and $10 million through block purchases or otherwise, subject to Tiptree’s Executive

Committee’s discretion. In January 2019, Tiptree made several block repurchases totaling approximately $8.7 million. On January 24, 2019, the Board replenished the Executive Committee’s authorization back to $10 million in the aggregate to make block purchases or otherwise from time to time.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits, Financial Statement Schedules

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Tiptree Inc. has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Tiptree Inc.

Date:	August 5, 2019	By:/s/ Michael Barnes
Michael Barnes
Executive Chairman

Date:	August 5, 2019	By:/s/ Jonathan Ilany
Jonathan Ilany
Chief Executive Officer

Date:	August 5, 2019	By:/s/ Sandra Bell
Sandra Bell
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Executive Chairman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Executive Chairman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets for June 30, 2019 and December 31, 2018, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2019 and 2018, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six month periods ended June 30, 2019 and 2018, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018 and (vi) the Notes to the Condensed Consolidated Financial Statements.