Form 10-Q
period 2019-09-30
TIPTREE INC.
filed 2019-11-06
CIK 1393726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly period ended September 30, 2019
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
If an emerging company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of November 1, 2019, there were 34,562,553 shares, par value $0.001, of the registrant’s Common Stock outstanding.

Tiptree Inc.
Quarterly Report on Form 10-Q
September 30, 2019

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
“Corvid Peak” means collectively, Corvid Peak Holdings, L.P., Corvid Peak Capital Management, LLC, Corvid Peak GP Holdings, LLC and Corvid Peak Holdings GP, LLC, formerly known as “Tricadia”.
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

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

Item 1. Financial Statements (Unaudited)

	As of
	September 30, 2019	December 31, 2018
Assets:
Investments:
Available for sale securities, at fair value	$315,204	$283,563
Loans, at fair value	111,758	215,383
Equity securities	147,446	122,979
Other investments	104,553	75,002
Total investments	678,961	696,927
Cash and cash equivalents	136,134	86,003
Restricted cash	17,823	10,521
Notes and accounts receivable, net	260,031	223,105
Reinsurance receivables	452,882	420,351
Deferred acquisition costs	201,803	170,063
Goodwill	99,147	91,562
Intangible assets, net	49,830	52,121
Other assets	74,550	46,034
Assets held for sale	85,332	68,231
Total assets	$2,056,493	$1,864,918

Liabilities and Stockholders’ Equity
Liabilities:
Debt, net	$329,496	$354,083
Unearned premiums	703,121	599,444
Policy liabilities and unpaid claims	134,501	131,611
Deferred revenue	86,692	75,754
Reinsurance payable	131,434	117,597
Other liabilities and accrued expenses	184,172	124,190
Liabilities held for sale	79,665	62,980
Total liabilities	$1,649,081	$1,465,659

Stockholders’ Equity:
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued or outstanding	$—	$—
Common Stock: $0.001 par value, 200,000,000 shares authorized, 34,552,301 and 35,870,348 shares issued and outstanding, respectively	35	36
Additional paid-in capital	325,359	331,892
Accumulated other comprehensive income (loss), net of tax	1,916	(2,058)
Retained earnings	67,465	57,231
Total Tiptree Inc. stockholders’ equity	394,775	387,101
Non-controlling interests - Other	12,637	12,158
Total stockholders’ equity	407,412	399,259
Total liabilities and stockholders’ equity	$2,056,493	$1,864,918

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Earned premiums, net	$129,163	$116,153	$364,712	$317,842
Service and administrative fees	26,058	26,168	78,681	75,635
Ceding commissions	1,598	2,257	7,150	6,782
Net investment income	2,984	4,810	10,713	13,942
Net realized and unrealized gains (losses)	16,594	12,211	61,620	31,912
Other revenue	12,788	11,069	41,284	27,336
Total revenues	189,185	172,668	564,160	473,449
Expenses:
Policy and contract benefits	43,993	44,491	124,256	115,291
Commission expense	77,430	69,222	225,070	194,417
Employee compensation and benefits	34,176	28,970	94,298	83,946
Interest expense	6,731	7,334	20,183	19,935
Depreciation and amortization	3,523	3,200	9,908	9,110
Other expenses	24,930	20,589	71,183	57,354
Total expenses	190,783	173,806	544,898	480,053
Income (loss) before taxes from continuing operations	(1,598)	(1,138)	19,262	(6,604)
Less: provision (benefit) for income taxes	(649)	(611)	3,706	(1,478)
Net income (loss) from continuing operations	(949)	(527)	15,556	(5,126)
Discontinued operations:
Income (loss) before taxes from discontinued operations	—	—	—	624
Gain on sale of discontinued operations	—	—	—	46,184
Less: Provision (benefit) for income taxes	—	—	—	12,327
Net income (loss) from discontinued operations	—	—	—	34,481
Net income (loss) before non-controlling interests	(949)	(527)	15,556	29,355
Less: net income (loss) attributable to non-controlling interests - TFP	—	—	—	5,500
Less: net income (loss) attributable to non-controlling interests - Other	508	91	1,342	87
Net income (loss) attributable to Common Stockholders	$(1,457)	$(618)	$14,214	$23,768

Net income (loss) per Common Share:
Basic, continuing operations, net	$(0.04)	$(0.02)	$0.40	$(0.12)
Basic, discontinued operations, net	—	—	—	0.81
Basic earnings per share	$(0.04)	$(0.02)	$0.40	$0.69

Diluted, continuing operations, net	(0.04)	(0.02)	0.39	(0.12)
Diluted, discontinued operations, net	—	—	—	0.81
Diluted earnings per share	$(0.04)	$(0.02)	$0.39	$0.69

Weighted average number of Common Shares:
Basic	34,552,171	36,402,129	34,583,709	34,309,551
Diluted	34,552,171	36,402,129	34,583,709	34,309,551

Dividends declared per Common Share	$0.040	$0.035	$0.120	$0.105

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss) before non-controlling interests	$(949)	$(527)	$15,556	$29,355

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available for sale securities:
Unrealized holding gains (losses) arising during the period	863	(846)	6,522	(3,891)
Related tax (expense) benefit	(181)	192	(1,455)	870
Reclassification of (gains) losses included in net income	(187)	16	(1,228)	538
Related tax expense (benefit)	37	(3)	258	(112)
Unrealized gains (losses) on available for sale securities, net of tax	532	(641)	4,097	(2,595)

Interest rate swaps (cash flow hedges):
Unrealized gains (losses) on interest rate swaps	—	—	—	1,111
Related tax (expense) benefit	—	—	—	(276)
Reclassification of (gains) losses included in net income (1)	—	—	—	(3,845)
Related tax expense (benefit)	—	—	—	936
Unrealized (losses) gains on interest rate swaps from cash flow hedges, net of tax	—	—	—	(2,074)

Other comprehensive income (loss), net of tax	532	(641)	4,097	(4,669)
Comprehensive income (loss)	(417)	(1,168)	19,653	24,686
Less: Comprehensive income (loss) attributable to non-controlling interests - TFP	—	—	—	5,278
Less: Comprehensive income (loss) attributable to non-controlling interests - Other	513	88	1,366	(352)
Comprehensive income (loss) attributable to Common Stockholders	$(930)	$(1,256)	$18,287	$19,760

(1)	Deconsolidated as part of the sale of Care. See Note (3) Dispositions, Assets Held for Sale & Discontinued Operations.

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands, except shares)

The statements below represent the stockholders’ equity for the nine months and three months ended September 30, 2019.

	Common Stock
	Number of shares	Par value	Additional paid in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity to Tiptree Inc.	Non-controlling interests - Other	Total stockholders' equity
Balance at December 31, 2018	35,870,348	$36	$331,892	$(2,058)	$57,231	$387,101	$12,158	$399,259
Adoption of accounting standard(1)	—	—	—	(99)	99	—	—	—
Amortization of share-based incentive compensation	—	—	2,408	—	—	2,408	1,877	4,285
Vesting of share-based incentive compensation (2)	154,683	—	143	—	—	143	(2,483)	(2,340)
Shares purchased under stock purchase plan	(1,472,730)	(1)	(9,084)	—	—	(9,085)	—	(9,085)
Non-controlling interest contributions	—	—	—	—	—	—	53	53
Non-controlling interest distributions	—	—	—	—	—	—	(2,834)	(2,834)
Net change in non-controlling interest	—	—	—	—	—	—	2,500	2,500
Dividends declared	—	—	—	—	(4,079)	(4,079)	—	(4,079)
Other comprehensive income, net of tax	—	—	—	4,073	—	4,073	24	4,097
Net income	—	—	—	—	14,214	14,214	1,342	15,556
Balance at September 30, 2019	34,552,301	$35	$325,359	$1,916	$67,465	$394,775	$12,637	$407,412

Balance at June 30, 2019	34,540,432	$35	$324,321	$1,389	$70,340	$396,085	$10,953	$407,038
Amortization of share-based incentive compensation	—	—	875	—	—	875	564	1,439
Vesting of share-based incentive compensation (2)	11,869	—	163	—	—	163	(247)	(84)
Non-controlling interest contributions	—	—	—	—	—	—	3	3
Non-controlling interest distributions (2)	—	—	—	—	—	—	(1,649)	(1,649)
Net change in non-controlling interest	—	—	—	—	—	—	2,500	2,500
Dividends declared	—	—	—	—	(1,418)	(1,418)	—	(1,418)
Other comprehensive income, net of tax	—	—	—	527	—	527	5	532
Net income	—	—	—	—	(1,457)	(1,457)	508	(949)
Balance at September 30, 2019	34,552,301	$35	$325,359	$1,916	$67,465	$394,775	$12,637	$407,412

(1)	Amounts reclassified due to adoption of ASU 2018-02. See Note (2) Summary of Significant Accounting Policies.

(2)	Includes subsidiary RSU exchanges. See Note (18) Stock Based Compensation.

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands, except shares)

The statements below represent the stockholders’ equity for the nine months and three months ended September 30, 2018.

	Number of Shares		Par Value		Additional paid in capital	Accumulated other comprehensive income (loss)	Retained earnings	Shares held by subsidiaries				Total stockholders’ equity to Tiptree Inc.	Non-controlling interests - TFP	Non-controlling interests - Other	Total stockholders' equity
	Common Stock	Class B	Common Stock	Class B				Common Stock	Common Stock Amount	Class B Shares	Class B Amount
Balance at December 31, 2017	35,003,004	8,049,029	$35	$8	$295,582	$966	$38,079	(5,197,551)	$(34,585)	(8,049,029)	$(8)	$300,077	$77,494	$19,203	$396,774
Amortization of share-based incentive compensation	—	—	—	—	1,837	—	—	—	—	—	—	1,837	—	1,967	3,804
Vesting of share-based incentive compensation	20,051	—	—	—	(994)	—	—	161,574	1,050	—	—	56	—	—	56
Shares purchased under stock purchase plan	(2,110,577)	—	(2)	—	(13,748)	—	—	—	—	—	—	(13,750)	—	—	(13,750)
Reorganization merger (1)	8,049,029	(8,049,029)	8	(8)	82,523	(341)	—	—	—	8,049,029	8	82,190	(82,190)	—	—
Cancellation of treasury shares	(5,035,977)	—	(5)	—	(33,530)	—	—	5,035,977	33,535	—	—	—	—	—	—
Non-controlling interest contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	2,369	2,369
Non-controlling interest distributions	—	—	—	—	—	—	—	—	—	—	—	—	(241)	—	(241)
Net changes in non-controlling interest	—	—	—	—	(132)	—	—	—	—	—	—	(132)	—	(14,097)	(14,229)
Dividends declared	—	—	—	—	—	—	(3,501)	—	—	—	—	(3,501)	—	—	(3,501)
Other comprehensive income, net of tax	—	—	—	—	—	(3,667)	—	—	—	—	—	(3,667)	(563)	(439)	(4,669)
Net income	—	—	—	—	—	—	23,768	—	—	—	—	23,768	5,500	87	29,355
Balance at September 30, 2018	35,925,530	—	$36	$—	$331,538	$(3,042)	$58,346	—	$—	—	$—	$386,878	$—	$9,090	$395,968

Balance at June 30, 2018	36,643,317	—	$37	$—	$335,749	$(2,399)	$60,265	—	$—	—	$—	$393,652	$—	$7,164	$400,816
Amortization of share-based incentive compensation	—	—	—	—	633	—	—	—	—	—	—	633	—	887	1,520
Vesting of share-based incentive compensation	20,051	—	—	—	47	—	—	—	—	—	—	47	—	—	47
Shares purchased under stock purchase plan	(737,838)	—	(1)	—	(4,891)	—	—	—	—	—	—	(4,892)	—	—	(4,892)
Non-controlling interest contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	946	946
Dividends declared	—	—	—	—	—	—	(1,301)	—	—	—	—	(1,301)	—	—	(1,301)
Other comprehensive income, net of tax	—	—	—	—	—	(643)	—	—	—	—	—	(643)	—	2	(641)
Net income	—	—	—	—	—	—	(618)	—	—	—	—	(618)	—	91	(527)
Balance at September 30, 2018	35,925,530	—	$36	$—	$331,538	$(3,042)	$58,346	—	$—	—	$—	$386,878	$—	$9,090	$395,968

(1)	Includes the exchange of 424,399 units of TFP for 1,187,468 shares of Common Stock.
See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2019	2018
Operating Activities:
Net income (loss) attributable to Common Stockholders	$14,214	$23,768
Net income (loss) attributable to non-controlling interests - TFP	—	5,500
Net income (loss) attributable to non-controlling interests - Other	1,342	87
Net income (loss)	15,556	29,355
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Net realized and unrealized (gains) losses	(61,620)	(31,912)
Net (gain) on sale of businesses	(7,598)	(46,184)
Non cash compensation expense	4,512	3,804
Amortization/accretion of premiums and discounts	822	678
Depreciation and amortization expense	9,908	9,111
Bad debt expense	108	176
Amortization of deferred financing costs	543	737
Loss on extinguishment of debt	1,241	428
Deferred tax expense (benefit)	3,087	10,266
Changes in operating assets and liabilities:
Mortgage loans originated for sale	(1,391,638)	(1,130,281)
Proceeds from the sale of mortgage loans originated for sale	1,387,723	1,196,372
(Increase) decrease in notes and accounts receivable	(13,706)	(39,253)
(Increase) decrease in reinsurance receivables	(32,531)	(39,665)
(Increase) decrease in deferred acquisition costs	(31,740)	(9,890)
(Increase) decrease in other assets	9,307	(14,649)
Increase (decrease) in unearned premiums	103,677	54,912
Increase (decrease) in policy liabilities and unpaid claims	2,890	12,099
Increase (decrease) in deferred revenue	8,488	12,306
Increase (decrease) in reinsurance payable	13,837	15,932
Increase (decrease) in other liabilities and accrued expenses	(3,440)	9,260
Net cash provided by (used in) operating activities	19,426	43,602
Investing Activities:
Purchases of investments	(267,733)	(255,645)
Proceeds from sales and maturities of investments	343,011	147,747
Proceeds from the sale of real estate	9,627	15,003
Purchases of fixed assets	(7,866)	(3,242)
Proceeds from the sale of businesses	18,204	4,709
Proceeds from notes receivable	27,428	21,979
Issuance of notes receivable	(50,354)	(22,659)
Business and asset acquisitions, net of cash and deposits	(4,633)	—
Net cash provided by (used in) investing activities	67,684	(92,108)
Financing Activities:
Dividends paid	(4,079)	(3,501)
Non-controlling interest contributions	53	2,369
Non-controlling interest distributions	(2,834)	(241)
Payment of debt issuance costs	(118)	(1,073)
Proceeds from borrowings and mortgage notes payable	1,496,480	1,197,423
Principal paydowns of borrowings and mortgage notes payable	(1,508,182)	(1,188,247)
Repurchases of Common Stock	(9,085)	(13,750)
Net cash provided by (used in) financing activities	(27,765)	(7,020)
Net increase (decrease) in cash, cash equivalents and restricted cash	59,345	(55,526)
Cash, cash equivalents and restricted cash – beginning of period	96,524	142,237
Cash, cash equivalents and restricted cash – beginning of period - held for sale	2,860	10,533
Cash, cash equivalents and restricted cash – end of period (1)	158,729	97,244
Less: Reclassification of cash to assets held for sale	4,772	3,731
Cash, cash equivalents and restricted cash– end of period	$153,957	$93,513
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Right-of-use asset obtained in exchange for lease liability	$33,558	$—
Acquired real estate properties through, or in lieu of, foreclosure of the related loan	$2,596	$6,272
Equity securities acquired through the sale of a subsidiary and asset sales	$—	$135,675
Acquisition of non-controlling interest	$2,500	$82,190
Cancellation of treasury shares	$—	$33,535
	As of
Reconciliation of cash, cash equivalents and restricted cash shown in the statement of cash flows	September 30, 2019	December 31, 2018
Cash and cash equivalents	$136,134	$86,003
Restricted cash	17,823	10,521
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$153,957	$96,524

(1)	Includes cash in assets held for sale
See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2019
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

(2) Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of Tiptree have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and include the accounts of the Company and its subsidiaries. The condensed consolidated financial statements are presented in U.S. dollars, the main operating currency of the Company. The unaudited condensed consolidated financial statements presented herein should be read in conjunction with the annual audited financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2018. In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, including normal recurring adjustments necessary to present fairly the Company’s financial position, results of operations, comprehensive income and cash flows for each of the interim periods presented. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the full year ending on December 31, 2019.

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

As a result of the adoption of ASU 2016-02, Leases (Topic 842), the Company’s operating leases are now recognized on the condensed consolidated balance sheets as of January 1, 2019. See Note (14) Other Assets and Other Liabilities and Accrued Expenses for additional information.

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
September 30, 2019
(in thousands, except share data)

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

In certain instances, the Company may acquire less than 100% ownership of an entity, resulting in the recording of a noncontrolling interest. The measurement of assets and liabilities acquired and non-controlling interest is initially established at a preliminary estimate of fair value, which may be adjusted during the measurement period, primarily due to the results of valuation studies applicable to the business combination.

Acquisitions that do not meet the criteria for the acquisition method of accounting are accounted for as acquisitions of assets.

On July 1, 2019, a subsidiary in our specialty insurance business acquired a majority interest in Ingenasys, Ltd., the parent holding company of Defend Insurance Group (Defend) for total net cash consideration of approximately $4.6 million. Defend is an automotive finance and insurance provider and insurance administrator operating in the Czech Republic, Poland, Hungary, Slovakia, and the UK. Identifiable assets acquired were primarily made up of goodwill and intangible assets. See Note (8) Goodwill and Intangible Assets, net.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes. Management makes estimates and assumptions that include, but are not limited to, the determination of the following significant items:

•	Fair value of financial assets and liabilities, including, but not limited to, securities, loans and derivatives;

•	Value of acquired assets and liabilities;

•	Carrying value of goodwill and other intangibles, including estimated amortization period and useful lives;

•	Vessel valuations, residual value of vessels and the useful lives of vessels;

•	Reserves for unpaid losses and loss adjustment expenses, estimated future claims and losses, potential litigation and other claims;

•	Deferred acquisition costs and value of business acquired (VOBA);

•	Valuation of contingent share issuances for compensation and purchase consideration, including estimates of number of shares and vesting schedules;

•	Revenue recognition including, but not limited to, the timing and amount of insurance premiums, service and administration fees, and loan origination fees; and

•	Other matters that affect the reported amounts and disclosure of contingencies in the condensed consolidated financial statements.

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
September 30, 2019
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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2019
(in thousands, except share data)

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (AOCI), which permits companies to reclassify stranded tax effects caused by Public Law no. 115-97, commonly referred to as the Tax Cuts and Jobs Act (Tax Act), from AOCI to retained earnings. Deferred tax assets (DTA) on unrealized gains and losses related to available for sale (AFS) securities that were revalued as of December 31, 2017 created stranded tax effects in AOCI due to the enactment of the Tax Act, due to the nature of existing GAAP requiring recognition of tax rate change effects on the DTA revaluation related to AFS securities as an adjustment to the provision for income taxes. Specifically, ASU 2018-02 permits a reclassification from AOCI to retained earnings for stranded tax effects resulting from the Tax Act. Additionally, the ASU requires new disclosures by all companies, whether they opt to do the reclassification or not. The amendments in ASU 2018-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company has adopted the standard effective January 1, 2019, and reclassified the stranded tax effects caused by the Tax Act from AOCI to retained earnings. The standard is applied in the period of adoption, and the impact to the Company’s condensed consolidated financial statements in the period of adoption is not material. The Company’s accounting policy for the release of stranded tax effects in AOCI is the aggregate portfolio approach.

Recently Issued Accounting Pronouncements, Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends guidance on reporting credit losses for assets held at amortized cost basis and AFS debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For AFS debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. This ASU affects entities holding financial assets and net investments in leases that are not accounted for at fair value through net income. The amendments in ASU 2016-13 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The amendments will affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The Company is currently evaluating the effect on its condensed consolidated financial statements.

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

(3) Dispositions, Assets Held for Sale and Discontinued Operations

Dispositions

On April 10, 2019, the Company completed the sale of the management contracts and related assets for the CLOs managed by Telos Asset Management, LLC (Telos). The pre-tax gain on sale for the nine months ended September 30, 2019 was $7.6 million, which is included in other revenue. See Note (15) Other Revenue, Other Expenses and Other Income. The sale did not meet the

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2019
(in thousands, except share data)

requirements to be classified as a discontinued operation.

The sale agreement also contains a provision which provides for contingent consideration if the Telos business achieves specific performance metrics. This contingent consideration represents a gain contingency, and the Company will not recognize any additional gain unless such consideration is realized.

On February 1, 2018, the Company completed the sale of Care, as well as two senior living properties held in our specialty insurance business to Invesque Inc. (Invesque). The pre-tax comprehensive income on the sale for the nine months ended September 30, 2018 was approximately $44.2 million, which consists of $46.2 million gain on sale of a subsidiary, $1.8 million of realized gain on the sale of the specialty insurance properties, offset by the reclassification of the interest rate swap from AOCI of $3.8 million. In December 2018, an additional gain on sale of a subsidiary of $10.7 million of earnout consideration was recognized as a result of a portfolio disposition by Invesque.

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

The Company has entered into a definitive agreement to sell Luxury, which is pending regulatory approval, and is classified as held for sale at September 30, 2019 and December 31, 2018. The agreement did not meet the requirements to be classified as a discontinued operation.

As of September 30, 2019 and December 31, 2018, the Company did not record any impairments with respect to assets held for sale.

Assets Held for Sale

The following table presents detail of assets and liabilities held for sale in the condensed consolidated balance sheets for the following periods:

	As of
	September 30, 2019	December 31, 2018
Assets
Investments:
Loans, at fair value	$77,703	$63,340
Other investments	1,353	798
Total Investments	79,056	64,138
Cash and cash equivalents	4,772	2,860
Notes and accounts receivable, net	240	230
Other assets (1)	1,264	1,003
Assets held for sale	$85,332	$68,231

Liabilities
Debt, net	$76,489	$61,381
Other liabilities and accrued expenses (2)	3,176	1,599
Liabilities held for sale	$79,665	$62,980

(1)	Includes $389 and $0 of a right of use asset as of September 30, 2019 and December 31, 2018, respectively.

(2)	Includes $412 and $0 of a lease liability as of September 30, 2019 and December 31, 2018, respectively.

Discontinued Operations

The following table presents detail of revenues and expenses of discontinued operations in the condensed consolidated statements of operations for the following periods:

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2019
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

The tables below present the components of revenue, expense, pre-tax income (loss), and assets for our reportable segment as

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2019
(in thousands, except share data)

well as Tiptree Capital for the following periods:

	Three Months Ended September 30,
	2019			2018
	Specialty insurance	Tiptree Capital	Total	Specialty insurance	Tiptree Capital	Total
Total revenue	$160,050	$29,135	$189,185	$148,640	$24,028	$172,668
Total expense	(151,652)	(30,535)	(182,187)	(142,908)	(23,008)	(165,916)
Corporate expense	—	—	(8,596)	—	—	(7,890)
Income (loss) before taxes from continuing operations	$8,398	$(1,400)	$(1,598)	$5,732	$1,020	$(1,138)
Less: provision (benefit) for income taxes			(649)			(611)
Net income (loss) before non-controlling interests			$(949)			$(527)
Less: net income (loss) attributable to non-controlling interests			508			91
Net income (loss) attributable to Common Stockholders			$(1,457)			$(618)

	Nine Months Ended September 30,
	2019			2018
	Specialty Insurance	Tiptree Capital	Total	Specialty Insurance	Tiptree Capital	Total
Total revenue	$469,027	$95,133	$564,160	$412,749	$60,700	$473,449
Total expense	(440,581)	(78,916)	(519,497)	(396,943)	(61,857)	(458,800)
Corporate expense	—	—	(25,401)	—	—	(21,253)
Income (loss) before taxes from continuing operations	$28,446	$16,217	$19,262	$15,806	$(1,157)	$(6,604)
Less: provision (benefit) for income taxes			3,706			(1,478)
Net income (loss) from discontinued operations			—			34,481
Net income (loss) before non-controlling interests			$15,556			$29,355
Less: net income (loss) attributable to non-controlling interests			1,342			5,587
Net income (loss) attributable to Common Stockholders			$14,214			$23,768

The following table presents sources of revenue from Tiptree Capital:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net realized and unrealized gains (losses) (1)	$17,650	$13,345	$56,917	$35,036
Other investment income (2)	12,626	7,701	31,781	18,798
Gain on sale of businesses (3)	—	—	7,598	—
Management fee income	—	2,335	1,267	5,229
Other	(1,141)	647	(2,430)	1,637
Total revenue	$29,135	$24,028	$95,133	$60,700

(1)	See Note (5) Investments for the components of Net realized and unrealized gains (losses) related to Tiptree Capital.

(2)	See Note (5) Investments for the components of Other investment income.

(3)	Related to the sale of Telos. See Note (3) Dispositions, Assets Held for Sale & Discontinued Operations.

The following table presents the reportable segment and Tiptree Capital assets for the following periods:

	As of September 30, 2019				As of December 31, 2018
	Specialty Insurance	Tiptree Capital	Corporate	Total	Specialty Insurance	Tiptree Capital	Corporate	Total
Total assets	$1,622,452	$405,828	$28,213	$2,056,493	$1,514,084	$318,420	$32,414	$1,864,918

(5) Investments

The following table presents the Company's investments related to insurance operations (Specialty Insurance) and investments from other Tiptree investing activities (Tiptree Capital), measured at fair value as of the following periods:

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2019
(in thousands, except share data)

	As of September 30, 2019			As of December 31, 2018
	Specialty Insurance	Tiptree Capital	Total	Specialty Insurance	Tiptree Capital	Total
Available for sale securities, at fair value	$315,204	$—	$315,204	$283,563	$—	$283,563
Loans, at fair value	16,530	95,228	111,758	158,466	56,917	215,383
Equity securities	55,297	92,149	147,446	29,425	93,554	122,979
Other investments	27,304	77,249	104,553	18,526	56,476	75,002
Total investments	$414,335	$264,626	$678,961	$489,980	$206,947	$696,927

Available for Sale Securities, at fair value

All of the Company’s investments in AFS securities as of September 30, 2019 and December 31, 2018 are held by subsidiaries in the specialty insurance business. The following tables present the Company's investments in AFS securities:

	As of September 30, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$187,126	$2,197	$(117)	$189,206
Obligations of state and political subdivisions	39,237	1,003	(4)	40,236
Corporate securities	40,178	706	(5)	40,879
Asset backed securities	44,190	114	(1,431)	42,873
Certificates of deposit	891	—	—	891
Obligations of foreign governments	1,098	21	—	1,119
Total	$312,720	$4,041	$(1,557)	$315,204

	As of December 31, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$71,945	$266	$(463)	$71,748
Obligations of state and political subdivisions	67,624	280	(458)	67,446
Corporate securities	96,888	78	(1,241)	95,725
Asset backed securities	41,912	14	(1,274)	40,652
Certificates of deposit	1,241	—	—	1,241
Obligations of foreign governments	6,750	12	(11)	6,751
Total	$286,360	$650	$(3,447)	$283,563

The amortized cost and fair values of AFS securities, by contractual maturity date, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of
	September 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$9,833	$9,840	$30,920	$30,836
Due after one year through five years	101,413	103,117	167,201	166,366
Due after five years through ten years	18,781	19,442	32,805	32,185
Due after ten years	138,503	139,932	13,522	13,524
Asset backed securities	44,190	42,873	41,912	40,652
Total	$312,720	$315,204	$286,360	$283,563

The following tables present the gross unrealized losses on AFS securities by length of time that individual AFS securities have been in a continuous unrealized loss position:

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2019
(in thousands, except share data)

	As of September 30, 2019
	Less Than or Equal to One Year			More Than One Year
	Fair value	Gross unrealized losses	# of Securities	Fair value	Gross unrealized losses	# of Securities
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$18,793	$(99)	29	$4,195	$(18)	39
Obligations of state and political subdivisions	2,481	(4)	12	201	—	6
Corporate securities	2,540	(3)	14	940	(2)	11
Asset backed securities	6,917	(242)	12	14,540	(1,189)	4
Total	$30,731	$(348)	67	$19,876	$(1,209)	60

	As of December 31, 2018
	Less Than or Equal to One Year			More Than One Year
	Fair value	Gross unrealized losses	# of Securities	Fair value	Gross unrealized losses	# of Securities
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$14,844	$(70)	51	$19,495	$(393)	128
Obligations of state and political subdivisions	15,830	(30)	41	21,594	(428)	115
Corporate securities	47,976	(393)	352	28,517	(848)	404
Asset backed securities	37,613	(1,262)	35	614	(12)	5
Obligations of foreign governments	2,313	(6)	15	1,301	(5)	8
Total	$118,576	$(1,761)	494	$71,521	$(1,686)	660
Management believes that it is more likely than not that the Company will be able to hold the fixed maturity AFS securities that were in an unrealized loss position as of September 30, 2019 until full recovery of their amortized cost basis. The unrealized losses were attributable to changes in interest rates and not credit-related issues. As of September 30, 2019 and December 31, 2018, based on the Company's review, none of the AFS securities were deemed to be other-than-temporarily impaired based on the Company's analysis of the securities and its intent to hold the securities until recovery.

Pursuant to certain reinsurance agreements and statutory licensing requirements, the Company has deposited invested assets in custody accounts or insurance department safekeeping accounts. The Company cannot remove invested assets from these accounts without prior approval of the contractual party or regulatory authority, as applicable. The following table presents the Company's restricted investments included in the Company's AFS securities:

	As of
	September 30, 2019	December 31, 2018
Fair value of restricted investments for special deposits required by state insurance departments	$6,292	$9,398
Fair value of restricted investments in trust pursuant to reinsurance agreements	26,240	24,931
Total fair value of restricted investments	$32,532	$34,329

The following table presents additional information on the Company’s AFS securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Purchases of AFS securities	$72,409	$39,634	$211,984	$148,859

Proceeds from maturities, calls and prepayments of AFS securities	$5,890	$7,532	$23,169	$24,702

Gains (losses) realized on maturities, calls and prepayments of AFS securities	$—	$—	$—	$(30)

Gross proceeds from sales of AFS securities	$20,947	$7,354	$162,862	$45,401

Gains (losses) realized on sales of AFS securities	$187	$(12)	$1,228	$(508)

Loans, at fair value

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2019
(in thousands, except share data)

The following tables present the Company’s investments in loans measured at fair value and the Company’s investments in loans measured at fair value pledged as collateral:

	As of September 30, 2019				As of December 31, 2018
	Fair value	Unpaid principal balance (UPB)	Fair value exceeds / (below) UPB	Pledged as Collateral	Fair value	Unpaid principal balance (UPB)	Fair value exceeds / (below) UPB	Pledged as Collateral
Specialty Insurance:
Corporate loans (1)	$14,452	$17,700	$(3,248)	$—	$130,910	$136,475	$(5,565)	$120,202
Non-performing loans (2)	2,078	3,771	(1,693)	—	27,556	33,887	(6,331)	—
Tiptree Capital:
Mortgage loans held for sale (3)	95,228	92,065	3,163	95,228	56,917	54,679	2,238	56,441
Total loans, at fair value	$111,758	$113,536	$(1,778)	$95,228	$215,383	$225,041	$(9,658)	$176,643

(1)	The UPB of these loans approximates cost basis.

(2)	The cost basis of NPLs was approximately $1,452 and $21,555 at September 30, 2019 and December 31, 2018, respectively.

(3)	As of September 30, 2019 and December 31, 2018, there were no mortgage loans held for sale 90 days or more past due.

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

	As of September 30, 2019			As of December 31, 2018
	Specialty Insurance	Tiptree Capital	Total	Specialty Insurance	Tiptree Capital	Total
Invesque Inc.	$19,289	$92,149	$111,438	$19,584	$93,554	$113,138
Fixed income exchange traded fund	25,044	—	25,044	—	—	—
Other equity securities	10,964	—	10,964	9,841	—	9,841
Total equity securities	$55,297	$92,149	$147,446	$29,425	$93,554	$122,979

Other Investments

The following table contains information regarding the Company’s other investments as of the following periods:

	As of September 30, 2019			As of December 31, 2018
	Specialty Insurance	Tiptree Capital	Total	Specialty Insurance	Tiptree Capital	Total
Vessels, net (1)	$—	$67,099	$67,099	$—	$50,125	$50,125
Real estate	4,341	—	4,341	10,019	—	10,019
Other	22,963	10,150	33,113	8,507	6,351	14,858
Total other investments	$27,304	$77,249	$104,553	$18,526	$56,476	$75,002

(1)	Net of accumulated depreciation of $2,837 and $898, respectively.

Net Investment Income - Specialty Insurance

Net investment income represents investment income and expense from investments related to insurance operations as disclosed within net investment income on the condensed consolidated statements of operations. The following tables present the components of net investment income by source of income:

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2019
(in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest:
AFS securities, at fair value	$2,032	$1,723	$6,243	$4,771
Loans, at fair value	360	2,724	2,968	7,906
Other investments	452	387	662	1,136
Dividends from equity securities	612	565	2,041	1,518
Other	—	—	—	97
Subtotal	3,456	5,399	11,914	15,428
Less: investment expenses	472	589	1,201	1,486
Net investment income	$2,984	$4,810	$10,713	$13,942

Other Investment Income - Tiptree Capital

Other investment income represents other income from other Tiptree non-insurance activities as disclosed within other revenue on the condensed consolidated statements of operations, see Note (15) Other Revenue, Other Expenses and Other Income. The following tables present the components of other investment income by type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest income:
Loans, at fair value	$1,596	$1,238	$4,473	$3,070
Other	95	130	225	515
Dividends from equity securities	2,533	2,533	7,599	6,691
Loan fee income:
Loans, at fair value	3,595	2,534	8,726	6,995
Charter revenue from vessels	4,807	1,266	10,758	1,527
Other investment income	$12,626	$7,701	$31,781	$18,798

Net realized and unrealized gains (losses)

The following table presents the components of net realized and unrealized gains (losses) recorded on the condensed consolidated statements of operations. Net unrealized gains (losses) on AFS securities are included within other comprehensive income, and as such, are not included in this table:

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2019
(in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net realized gains (losses)
Specialty Insurance:
Reclass of unrealized gains (losses) on AFS securities from OCI	$187	$(15)	$1,228	$(538)
Net realized gains (losses) on loans	1,316	(562)	3,332	1,377
Net realized gains (losses) on equity securities	553	147	1,035	2,721
Other	235	—	235	1,627
Tiptree Capital:
Net realized gains (losses) on loans	21,449	15,782	51,897	45,565
Other	—	—	—	(2,084)
Total net realized gains (losses)	23,740	15,352	57,727	48,668

Net unrealized gains (losses)
Specialty Insurance:
Net change in unrealized gains (losses) on loans	(1,424)	2,287	(4,832)	420
Net unrealized gains (losses) on equity securities held at period end	(1,354)	(2,888)	3,937	(6,461)
Reclass of unrealized (gains) losses from prior periods for equity securities sold	(404)	(103)	(807)	(2,270)
Other	(165)	—	575	—
Tiptree Capital:
Net change in unrealized gains (losses) on loans	466	(368)	1,361	(866)
Net unrealized gains (losses) on equity securities held at period end	(6,513)	(2,432)	(1,405)	(8,277)
Other	2,248	363	5,064	698
Total net unrealized gains (losses)	(7,146)	(3,141)	3,893	(16,756)
Total net realized and unrealized gains (losses)	$16,594	$12,211	$61,620	$31,912

(6) Notes and Accounts Receivable, net

The following table presents the total notes and accounts receivable, net:

	As of
	September 30, 2019	December 31, 2018
Notes receivable, net - premium financing program	$34,670	$13,057
Accounts and premiums receivable, net	49,596	50,880
Retrospective commissions receivable	100,922	84,488
Trust receivables	54,082	53,424
Other receivables	20,761	21,256
Total notes and accounts receivable, net	$260,031	$223,105

Notes Receivable, net

The Company has established an allowance for uncollectible amounts against its notes receivable of $101 and $97 as of September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019 and December 31, 2018, there were $124 and $368 in balances classified as 90 days plus past due, respectively. Bad debt expense totaled $21 and $43 for the three months ended September 30, 2019 and 2018, respectively. Bad debt expense totaled $137 and $143 for the nine months ended September 30, 2019 and 2018, respectively.

Accounts and premiums receivable, net

The Company has established a valuation allowance against its accounts and premiums receivable of $150 and $217 as of September 30, 2019 and December 31, 2018, respectively. Bad debt expense totaled $25 and $12 for the three months ended September 30, 2019 and 2018, respectively. Bad debt expense totaled $45 and $28 for the nine months ended September 30,

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2019
(in thousands, except share data)

2019 and 2018, respectively.
(7) Reinsurance Receivables

The following table presents the effect of reinsurance on premiums written and earned by our specialty insurance business for the following periods:

	Direct amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount - assumed to net
For the Three Months Ended September 30, 2019
Premiums written:
Life insurance	$20,714	$11,345	$423	$9,792	4.3%
Accident and health insurance	36,884	24,350	800	13,334	6.0%
Property and liability insurance	185,188	79,215	31,042	137,015	22.7%
Total premiums written	242,786	114,910	32,265	160,141	20.1%

Premiums earned:
Life insurance	17,305	9,106	391	8,590	4.6%
Accident and health insurance	31,153	20,914	775	11,014	7.0%
Property and liability insurance	152,262	58,384	15,681	109,559	14.3%
Total premiums earned	$200,720	$88,404	$16,847	$129,163	13.0%

For the Three Months Ended September 30, 2018
Premiums written:
Life insurance	$19,295	$10,960	$513	$8,848	5.8%
Accident and health insurance	35,225	24,125	849	11,949	7.1%
Property and liability insurance	153,893	58,865	15,630	110,658	14.1%
Total premiums written	208,413	93,950	16,992	131,455	12.9%

Premiums earned:
Life insurance	16,316	8,389	437	8,364	5.2%
Accident and health insurance	30,150	20,533	818	10,435	7.8%
Property and liability insurance	138,860	48,254	6,748	97,354	6.9%
Total premiums earned	$185,326	$77,176	$8,003	$116,153	6.9%

For the Nine Months Ended September 30, 2019
Premiums written:
Life insurance	$54,549	$29,401	$1,258	$26,406	4.8%
Accident and health insurance	97,044	63,430	2,366	35,980	6.6%
Property and liability insurance	514,659	208,485	66,202	372,376	17.8%
Total premiums written	666,252	301,316	69,826	434,762	16.1%

Premiums earned:
Life insurance	50,408	26,368	1,211	25,251	4.8%
Accident and health insurance	91,443	61,279	2,363	32,527	7.3%
Property and liability insurance	440,867	178,926	44,993	306,934	14.7%
Total premiums earned	$582,718	$266,573	$48,567	$364,712	13.3%

For the Nine Months Ended September 30, 2018
Premiums written:
Life insurance	$50,386	$27,561	$1,394	$24,219	5.8%
Accident and health insurance	92,042	61,849	2,405	32,598	7.4%
Property and liability insurance	440,062	193,634	33,239	279,667	11.9%
Total premiums written	582,490	283,044	37,038	336,484	11.0%

Premiums earned:
Life insurance	47,623	24,142	1,326	24,807	5.3%
Accident and health insurance	87,388	59,162	2,435	30,661	7.9%
Property and liability insurance	403,131	163,470	22,713	262,374	8.7%
Total premiums earned	$538,142	$246,774	$26,474	$317,842	8.3%

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2019
(in thousands, except share data)

The following table presents the components of policy and contract benefits, including the effect of reinsurance on losses and loss adjustment expenses (LAE) incurred:

	Direct amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount - assumed to net
For the Three Months Ended September 30, 2019
Losses Incurred
Life insurance	$9,420	$5,445	$152	$4,127	3.7%
Accident and health insurance	5,607	4,717	136	1,026	13.3%
Property and liability insurance	51,993	31,479	13,679	34,193	40.0%
Total losses incurred	67,020	41,641	13,967	39,346	35.5%

	Member benefit claims (1)			4,647
	Total policy and contract benefits			$43,993

For the Three Months Ended September 30, 2018
Losses Incurred
Life insurance	$8,350	$4,960	$349	$3,739	9.3%
Accident and health insurance	5,239	4,361	250	1,128	22.2%
Property and liability insurance	55,718	26,642	6,256	35,332	17.7%
Total losses incurred	69,307	35,963	6,855	40,199	17.1%

	Member benefit claims (1)			4,292
	Total policy and contract benefits			$44,491

For the Nine Months Ended September 30, 2019
Losses Incurred
Life insurance	$28,861	$16,964	$338	$12,235	2.8%
Accident and health insurance	12,538	9,991	276	2,823	9.8%
Property and liability insurance	161,552	102,232	35,085	94,405	37.2%
Total losses incurred	202,951	129,187	35,699	109,463	32.6%

	Member benefit claims (1)			14,793
	Total policy and contract benefits			$124,256

For the Nine Months Ended September 30, 2018
Losses Incurred
Life insurance	$27,498	$15,661	$692	$12,529	5.5%
Accident and health insurance	14,109	11,560	476	3,025	15.7%
Property and liability insurance	161,951	94,689	19,639	86,901	22.6%
Total losses incurred	203,558	121,910	20,807	102,455	20.3%

	Member benefit claims (1)			12,836
	Total policy and contract benefits			$115,291
(1) Member benefit claims are not covered by reinsurance.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2019
(in thousands, except share data)

The following table presents the components of the reinsurance receivables:

	As of
	September 30, 2019	December 31, 2018
Prepaid reinsurance premiums:
Life (1)	$71,347	$69,436
Accident and health (1)	63,757	61,606
Property	208,057	178,498
Total	343,161	309,540

Ceded claim reserves:
Life	3,210	3,424
Accident and health	9,866	11,039
Property	72,431	75,748
Total ceded claim reserves recoverable	85,507	90,211
Other reinsurance settlements recoverable	24,214	20,600
Reinsurance receivables	$452,882	$420,351

(1)	Including policyholder account balances ceded.

The following table presents the aggregate amount included in reinsurance receivables that is comprised of the three largest receivable balances from non-affiliated reinsurers:

As of
September 30, 2019
Total of the three largest receivable balances from non-affiliated reinsurers	$113,241

As of September 30, 2019, the non-affiliated reinsurers from whom our specialty insurance business has the largest receivable balances were: MFI Insurance Company, LTD (A. M. Best Rating: Not rated), Freedom Insurance Company, LTD (A. M. Best Rating: Not rated) and Frandisco Property and Casualty Insurance Company (A. M. Best Rating: Not rated). The related receivables of these reinsurers are collateralized by assets on hand, assets held in trust accounts and letters of credit. As of September 30, 2019, the Company does not believe there is a risk of loss due to the concentration of credit risk in the reinsurance program given the collateralization.

(8) Goodwill and Intangible Assets, net

The following table presents identifiable finite and indefinite-lived intangible assets, accumulated amortization, and goodwill by operating segment and/or reporting unit, as appropriate:

	As of September 30, 2019			As of December 31, 2018
	Specialty Insurance	Other (1)	Total	Specialty Insurance	Other (1)	Total
Customer relationships	$53,500	$—	$53,500	$50,500	$—	$50,500
Accumulated amortization	(22,967)	—	(22,967)	(18,913)	—	(18,913)
Trade names	6,750	800	7,550	6,500	800	7,300
Accumulated amortization	(3,136)	(340)	(3,476)	(2,727)	(280)	(3,007)
Software licensing	8,500	640	9,140	8,500	640	9,140
Accumulated amortization	(8,217)	(389)	(8,606)	(6,942)	(320)	(7,262)
Insurance policies and contracts acquired	36,500	—	36,500	36,500	—	36,500
Accumulated amortization	(36,072)	—	(36,072)	(35,898)	—	(35,898)
Insurance licensing agreements(2)	14,261	—	14,261	13,761	—	13,761
Intangible assets, net	49,119	711	49,830	51,281	840	52,121
Goodwill	97,439	1,708	99,147	89,854	1,708	91,562
Total goodwill and intangible assets, net	$146,558	$2,419	$148,977	$141,135	$2,548	$143,683

(1)	Other is primarily comprised of mortgage operations.

(2)	Represents intangible assets with an indefinite useful life. Impairment tests are performed at least annually on these assets.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2019
(in thousands, except share data)

Goodwill

The following table presents the activity in goodwill, by operating segment and/or reporting unit, as appropriate, and includes the adjustments made to the balance of goodwill to reflect the effect of the final valuation adjustments made for acquisitions, as well as the reduction to any goodwill attributable to discontinued operations or impairment related charges:

	Specialty Insurance	Other	Total
Balance at December 31, 2018	$89,854	$1,708	$91,562
Goodwill acquired (1)	7,585	—	7,585
Balance at September 30, 2019	$97,439	$1,708	$99,147

Accumulated impairments	$—	$699	$699

(1)
Relates to an acquisition in our Specialty Insurance business as of July 1, 2019 based on the initial valuation, and may be adjusted during the 12 month measurement period as permitted under ASC 805. See Note (2) Summary of Significant Accounting Policies.

The Company conducts annual impairment tests of its goodwill as of October 1. For the three and nine months ended September 30, 2019 and 2018, respectively, no impairment was recorded on the Company’s goodwill or intangibles.

Intangible Assets, net

The following table presents the activity, by operating segment and/or reporting unit, as appropriate, in finite and indefinite-lived other intangible assets and includes the adjustments made to the balance to reflect the effect of any final valuation adjustments made for acquisitions, as well as any reduction attributable to discontinued operations or impairment-related charges:

	Specialty Insurance	Other	Total
Balance at December 31, 2018	$51,281	$840	$52,121
Intangible assets acquired (1)	3,750	—	3,750
Less: amortization expense	(5,912)	(129)	(6,041)
Balance at September 30, 2019	$49,119	$711	$49,830

(1)
Relates to an acquisition in our Specialty Insurance business as of July 1, 2019 based on the initial valuation, and may be adjusted during the 12 month measurement period as permitted under ASC 805. See Note (2) Summary of Significant Accounting Policies.

The following table presents the amortization expense on finite-lived intangible assets for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Amortization expense on intangible assets	$2,004	$2,415	$6,041	$7,329

The following table presents the amortization expense on finite-lived intangible assets for the next five years by operating segment and/or reporting unit, as appropriate:

	As of September 30, 2019
	Specialty Insurance	Other	Total
Remainder of 2019	$1,814	$42	$1,856
2020	5,150	171	5,321
2021	4,333	171	4,504
2022	3,649	126	3,775
2023	3,212	80	3,292
2024 and thereafter	16,700	121	16,821
Total	$34,858	$711	$35,569

(9) Derivative Financial Instruments and Hedging

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2019
(in thousands, except share data)

The Company utilizes derivative financial instruments as part of its overall investment and hedging activities. Derivative contracts are subject to additional risk that can result in a loss of all or part of an investment. The Company’s derivative activities are primarily classified by underlying credit risk and interest rate risk. In addition, the Company is also subject to additional counterparty risk should its counterparties fail to meet the contract terms. The derivative financial instruments are reported in other investments. Derivative liabilities are reported within other liabilities and accrued expenses.

Derivatives, at fair value
Interest Rate Lock Commitments

The Company enters into interest rate lock commitments (IRLCs) with customers in connection with its mortgage banking activities to fund residential mortgage loans with certain terms at specified times in the future. IRLCs that relate to the origination of mortgage loans that will be classified as held-for-sale are considered derivative instruments under applicable accounting guidance. As such, these IRLCs are recorded at fair value with changes in fair value typically resulting in recognition of a gain when the Company enters into IRLCs. In estimating the fair value of an IRLC, the Company assigns a probability that the loan commitment will be exercised and the loan will be funded (“pull through”). The fair value of the commitments is derived from the fair value of related mortgage loans, net of estimated costs to complete. Outstanding IRLCs expose the Company to the risk that the price of the loans underlying the commitments might decline from inception of the rate lock to funding of the loan. To manage this risk, the Company utilizes forward delivery contracts and to be announced (TBA) mortgage backed securities to economically hedge the risk of potential changes in the value of the loans that would result from the commitments.

Forward Delivery Contracts and TBA Mortgage Backed Securities

The Company enters into forward delivery contracts with loan aggregators and other investors as one of the tools to manage the interest rate risk associated with IRLCs and loans held for sale. In addition, the Company enters into TBA mortgage backed securities which facilitate hedging and funding by allowing the Company to prearrange prices for mortgages that are in the process of originating. The Company utilizes these hedging instruments for Agency (Fannie Mae and Freddie Mac) and FHA/VA (Ginnie Mae) eligible IRLCs.

The following table presents the gross notional and fair value amounts of derivatives (on a gross basis) categorized by underlying risk:

	As of September 30, 2019			As of December 31, 2018
	Notional values	Asset derivatives	Liability derivatives	Notional values	Asset derivatives	Liability derivatives
Interest rate lock commitments	$297,895	$7,374	$—	$122,477	$3,460	$—
Forward delivery contracts	77,263	9	9	41,383	5	52
TBA mortgage backed securities	228,000	247	439	129,000	39	824
Other	10,360	—	1,880	—	—	—
Total	$613,518	$7,630	$2,328	$292,860	$3,504	$876

Derivatives Designated as Cash Flow Hedging Instruments

The following table presents the pre-tax impact of the cash flow hedging derivative instruments on the condensed consolidated financial statements for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Gains (losses) recognized in AOCI on the derivative-effective portion	$—	$—	$—	$1,111

(Gains) losses reclassified from AOCI into income-effective portion	$—	$—	$—	$(3,845)

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2019
(in thousands, except share data)

(10) Debt, net

The following table presents the balance of the Company’s debt obligations, net of discounts and deferred financing costs.

		Stated interest rate or range of rates	Maximum borrowing capacity as of	As of
Debt Type	Stated maturity date		September 30, 2019	September 30, 2019	December 31, 2018
Corporate debt
Secured corporate credit agreements	April 2020 - September 2020	LIBOR + 1.20% to 5.50%	$129,180	$69,180	$72,090
Junior subordinated notes	October 2057	8.50%	125,000	125,000	125,000
Preferred trust securities	June 2037	LIBOR + 4.10%	35,000	35,000	35,000
Total corporate debt				229,180	232,090
Asset based debt (1)
Asset based revolving financing (2)	April 2021	LIBOR + 2.40%	40,000	19,659	86,092
Residential mortgage warehouse borrowings (3)	May 2020 - August 2020	LIBOR + 2.00% to 2.50%	111,000	88,626	46,091
Total asset based debt				108,285	132,183
Total debt, face value				337,465	364,273
Unamortized discount, net				(272)	(504)
Unamortized deferred financing costs				(7,697)	(9,686)
Total debt, net				$329,496	$354,083

(1)	Asset based debt is generally recourse only to specific assets and related cash flows.

(2)	The weighted average coupon rate for asset based revolving financing was 4.42% and 4.30% at September 30, 2019 and December 31, 2018, respectively.

(3)	The weighted average coupon rate for residential mortgage warehouse borrowings was 4.06% and 4.66% at September 30, 2019 and December 31, 2018, respectively.

The following table presents the amount of interest expense the Company incurred on its debt for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest expense - corporate debt	$4,923	$5,587	$14,850	$14,156
Interest expense - asset based debt	1,808	1,747	5,333	5,779
Interest expense on debt	$6,731	$7,334	$20,183	$19,935

The following table presents the future maturities of the unpaid principal balance on the Company’s debt for the following period:

As of
September 30, 2019
Remainder of 2019	$—
2020	157,806
2021	19,659
2022	—
2023	—
2024 and thereafter	160,000
Total	$337,465

The following narrative is a summary of certain terms of our debt agreements for the period ended September 30, 2019:
Corporate Debt

Secured Corporate Credit Agreements

As of September 30, 2019 and December 31, 2018, a total of $69,180 and $72,090, respectively, was outstanding under the Operating Company credit agreement.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2019
(in thousands, except share data)

As of September 30, 2019 and December 31, 2018, a total of $0 and $0, respectively, was outstanding under the revolving line of credit in our specialty insurance business. During April 2019, the maturity date of this borrowing was extended to April 2020 with a new rate of LIBOR plus 1.20%.

Asset Based Debt

Asset Backed Revolving Financing

The $81,343 balance as of December 31, 2018 of the corporate loan financing agreement in our specialty insurance business was paid off and the borrowing was extinguished in March 2019.

As of September 30, 2019 and December 31, 2018, a total of $10,205 and $4,749, respectively, was outstanding under the borrowing related to our premium finance business in our specialty insurance business. During April 2019, the maturity date of this borrowing was extended to April 2021 with a new rate of LIBOR plus 2.40%.

On August 5, 2019, a subsidiary in our specialty insurance business entered into a $15,000 revolving line of credit agreement related to our warranty service contract finance business. The borrowing has a maturity date of April 28, 2021 and a rate of LIBOR plus 2.40%. As of September 30, 2019, a total of $9,454 was outstanding under the borrowing.

Residential Mortgage Warehouse Borrowings

As of September 30, 2019 and December 31, 2018, a total of $88,626 and $46,091, respectively, was outstanding under such financing agreements. In May 2019, a subsidiary in our mortgage business renewed a $50,000 warehouse line of credit, extending the maturity date to May 2020, and, in September 2019, the maximum borrowing capacity was temporarily raised to $60,000 (returning to a maximum borrowing capacity of $50,000 in January 2020). Additionally, in June 2019, the same subsidiary renewed a $40,000 (an increase from $25,000) warehouse line of credit, extending the maturity to June 2020, and, in August 2019, the maximum borrowing capacity under this line was temporarily raised to $50,000 (returning to a maximum borrowing capacity of $40,000 in October 2019). The same subsidiary also renewed its $1,000 warehouse line of credit, extending the maturity date to August 2020.

As of September 30, 2019, the Company is in compliance with the representations and covenants for outstanding borrowings or has obtained waivers for any events of non-compliance.

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
September 30, 2019
(in thousands, except share data)

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

Available for Sale Securities, at fair value

The fair values of AFS securities are based on prices provided by an independent pricing service and a third party investment manager who provide a single price or quote per security.

The following details the methods and assumptions used to estimate the fair value of each class of AFS securities and the applicable level each security falls within the fair value hierarchy:

U.S Treasury Securities, Obligations of U.S. Government Authorities and Agencies, Obligations of State and Political Subdivisions, Corporate Securities, Asset Backed Securities, and Obligations of Foreign Governments: Fair values were obtained from an independent pricing service and a third party investment manager. The prices provided by the independent pricing service and third party investment manager are based on quoted market prices, when available, non-binding broker quotes, or matrix pricing and fall under Level 2 or Level 3 in the fair value hierarchy.

Certificates of Deposit: The estimated fair value of certificates of deposit approximate carrying value and fall under Level 1 of the fair value hierarchy.

Equity Securities

The fair values of publicly traded common and preferred stocks are obtained from market value quotations provided by an independent pricing service and fall under Level 1 in the fair value hierarchy. The fair values of non-publicly traded common and preferred stocks are based on prices obtained from an independent pricing service using unobservable inputs and fall under Level 3 in the fair value hierarchy.

The Company’s investment in Invesque is subject to certain contractual and functional sale restrictions. As of December 31, 2018, the fair value of the Invesque shares was based on the market price adjusted for the impact of these restrictions, and was classified under Level 2 in the fair value hierarchy. As of September 30, 2019, these restrictions are no longer applicable and the shares are classified under Level 1.

Loans, at fair value

Corporate Loans: These loans are comprised of a diversified portfolio of middle market and broadly syndicated leveraged loans and are generally classified under either Level 2 or Level 3 in the fair value hierarchy. To determine fair value, the Company uses quoted prices which include those provided from pricing vendors, where available. We perform internal price verification procedures to ensure that the prices and quotes provided from the independent pricing vendors are reasonable. Such verification procedures include comparison of pricing sources and analysis of variances among pricing sources. The Company has evaluated each loan’s respective liquidity and has additionally performed valuation benchmarking. The key characteristics which were evaluated as part of this determination were liquidity ratings, price changes to index benchmarks, depth of quotes, credit ratings and industry trends.

Mortgage Loans Held for Sale: Mortgage loans held for sale are generally classified under Level 2 in the fair value hierarchy and fair value is based upon forward sales contracts with third party investors, including estimated loan costs, and reserves.

Nonperforming Loans and REO: The Company determines the purchase price for NPLs at the time of acquisition and for each subsequent valuation by using a discounted cash flow valuation model and considering alternate loan resolution probabilities, including modification, liquidation, or conversion to REO. The significant unobservable inputs used in the fair value measurement of our NPLs are discount rates, loan resolution timeline, and the value of underlying properties. The fair values of NPLs which are making payments (generally based on a modification or a workout plan) are primarily based upon secondary market transaction prices, which are expressed as a percentage of unpaid principal balance (UPB). Observable inputs to the model include loan amounts, payment history, and property types. Our NPLs are on nonaccrual status at the time of purchase as it is probable that

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2019
(in thousands, except share data)

principal or interest is not fully collectible. NPLs are included in loans, at fair value and fall under Level 3 in the fair value hierarchy.

NPLs that have become REOs were measured at fair value on a non-recurring basis at the time of transfer during the nine months ended September 30, 2019 and the year ended December 31, 2018. The carrying value of REOs at September 30, 2019 and December 31, 2018 was $4,341 and $10,019, respectively. Upon conversion to REO, the fair value is estimated using a broker price opinion (BPO). BPOs are subject to judgments of a particular broker formed by visiting a property, assessing general home values in an area, reviewing comparable listings, and reviewing comparable completed sales. These judgments may vary among brokers and may fluctuate over time based on housing market activities and the influx of additional comparable listings and sales. REO is included in other investments. Subsequent to conversion, REOs are carried at lower of cost or market.

Derivative Assets and Liabilities

Derivatives are primarily comprised of IRLCs, forward delivery contracts and TBA mortgage backed securities. The fair value of these instruments is based upon valuation pricing models, which represent the amount the Company would expect to receive or pay at the balance sheet date to exit the position. Our mortgage origination subsidiaries issue IRLCs to its customers, which are carried at estimated fair value on the Company’s condensed consolidated balance sheet. The estimated fair values of these commitments are generally calculated by reference to the value of the underlying loan associated with the IRLC net of costs to produce and an expected fall out assumption. The fair values of these commitments generally fall under Level 3 in the fair value hierarchy. Our mortgage origination subsidiaries manage their exposure by entering into forward delivery commitments with loan investors. For loans not locked with investors under a forward delivery commitment, the Company enters into hedge instruments, primarily TBAs, to protect against movements in interest rates. The fair values of TBA mortgage backed securities and forward delivery contracts generally fall under Level 2 in the fair value hierarchy.

The following tables present the Company’s fair value hierarchies for financial assets and liabilities, measured on a recurring basis:

	As of September 30, 2019
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value
Assets:
Available for sale securities, at fair value:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$189,206	$—	$189,206
Obligations of state and political subdivisions	—	40,236	—	40,236
Obligations of foreign governments	—	1,119	—	1,119
Certificates of deposit	891	—	—	891
Asset backed securities	—	41,528	1,345	42,873
Corporate securities	—	40,879	—	40,879
Total available for sale securities, at fair value	891	312,968	1,345	315,204

Loans, at fair value:
Corporate loans	—	—	14,452	14,452
Mortgage loans held for sale	—	95,228	—	95,228
Non-performing loans	—	—	2,078	2,078
Total loans, at fair value	—	95,228	16,530	111,758

Equity securities	147,203	—	243	147,446

Other investments:
Other investments, at fair value	—	3,174	13,036	16,210

Total	$148,094	$411,370	$31,154	$590,618

Liabilities:
Derivative liabilities:
Derivative liabilities (included in other liabilities and accrued expenses)	$—	$2,328	$—	$2,328

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2019
(in thousands, except share data)

	As of September 30, 2019
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value
Total	$—	$2,328	$—	$2,328

	As of December 31, 2018
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value
Assets:
Available for sale securities, at fair value:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$71,748	$—	$71,748
Obligations of state and political subdivisions	—	67,446	—	67,446
Obligations of foreign governments	—	6,751	—	6,751
Certificates of deposit	1,241	—	—	1,241
Asset backed securities	—	39,144	1,508	40,652
Corporate bonds	—	95,725	—	95,725
Total available for sale securities, at fair value	1,241	280,814	1,508	283,563

Loans, at fair value:
Corporate loans	—	22,697	108,213	130,910
Mortgage loans held for sale	—	56,917	—	56,917
Non-performing loans	—	—	27,556	27,556
Total loans, at fair value	—	79,614	135,769	215,383

Equity securities	9,323	113,138	518	122,979

Other investments, at fair value	—	44	8,487	8,531

Total	$10,564	$473,610	$146,282	$630,456

Liabilities:
Derivative liabilities (included in other liabilities and accrued expenses)	$—	$876	$—	$876
Total	$—	$876	$—	$876

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2019
(in thousands, except share data)

The following table presents additional information about assets that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value for the following periods:

	Nine Months Ended September 30,
	2019 (1)	2018 (1)
Balance at January 1,	$146,282	$162,666
Net realized gains (losses)	3,923	(246)
Net unrealized gains (losses)	(3,539)	128
Origination of IRLC	54,179	37,901
Purchases	113	45,263
Sales	(118,382)	(55,934)
Issuances	107	283
Transfers into Level 3 (1)	1,332	3,513
Transfer adjustments (out of) Level 3 (1)	—	(966)
Conversions to real estate owned	(2,596)	(6,272)
Conversions to mortgage loans held for sale	(50,265)	(38,317)
Balance at September 30,	$31,154	$148,019

Changes in unrealized gains (losses) included in earnings related to assets still held at period end	$(1,669)	$2,150

(1)
All transfers are deemed to occur at end of period. Transfers between Level 2 and 3 were a result of subjecting third-party pricing on assets to various liquidity, depth, bid-ask spread and benchmarking criteria as well as assessing the availability of observable inputs affecting their fair valuation.

The following is quantitative information about Level 3 assets with significant unobservable inputs used in fair valuation.

	Fair Value as of				Actual or Range (Weighted average)
Assets	September 30, 2019	December 31, 2018	Valuation technique	Unobservable input(s)	September 30, 2019	December 31, 2018
IRLCs	$7,374	$3,460	Internal model	Pull through rate	45% - 95%	50% - 95%
NPLs	2,078	27,556	Discounted cash flow	See table below (1)	See table below	See table below
Total	$9,452	$31,016

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

	As of September 30, 2019			As of December 31, 2018
Unobservable inputs	High	Low	Average(1)	High	Low	Average(1)
Discount rate	25.0%	25.0%	25.0%	30.0%	16.0%	23.6%
Loan resolution time-line (Years)	1.8	1.8	1.8	2.1	0.6	1.2
Value of underlying properties	$1,385	$70	$597	$1,780	$55	$383
Holding costs	6.6%	6.6%	6.6%	14.7%	5.0%	6.9%
Liquidation costs	8.7%	8.7%	8.7%	14.2%	8.4%	9.2%
Note rate	6.0%	5.0%	5.2%	6.0%	3.0%	4.9%
Secondary market transaction prices/UPB	88.3%	84.0%	84.9%	88.3%	74.5%	83.3%

(1)	Weighted based on value of underlying properties.

The following table presents the carrying amounts and estimated fair values of financial assets and liabilities that are not recorded

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2019
(in thousands, except share data)

at fair value and their respective levels within the fair value hierarchy:

	As of September 30, 2019			As of December 31, 2018
	Level within fair value hierarchy	Fair value	Carrying value	Level within fair value hierarchy	Fair value	Carrying value
Assets:
Debentures (1)	2	$15,934	$15,934	2	$5,134	$5,134
Notes and accounts receivable, net	2	34,670	34,670	2	13,057	13,057
Total assets		$50,604	$50,604		$18,191	$18,191

Liabilities:
Debt, net	3	$348,756	$337,193	3	$363,769	$363,769
Total liabilities		$348,756	$337,193		$363,769	$363,769

(1)	Included in other investments.

Debentures: Since interest rates on debentures are at current market rates for similar credit risks, the carrying amount approximates fair value. These values are net of allowance for doubtful accounts.

Notes and Accounts Receivable: To the extent that carrying amounts differ from fair value, fair value is determined based on contractual cash flows discounted at market rates for similar credits. Categorized under Level 2 in the fair value hierarchy.

Debt: The carrying value, which approximates fair value of LIBOR based debt, represents the total debt balance at face value excluding the unamortized discount. The fair value of the Junior subordinated notes is determined based on dealer quotes. Categorized under Level 3 in the fair value hierarchy.

Additionally, the following financial assets and liabilities on the condensed consolidated balance sheets are not carried at fair value, but whose carrying amounts approximate their fair value:

Cash and Cash Equivalents: The carrying amounts of cash and cash equivalents are carried at cost which approximates fair value. Categorized under Level 1 in the fair value hierarchy.

Accounts and Premiums Receivable, net, retrospective commissions receivable and other receivables: The carrying amounts approximate fair value since no interest rate is charged on these short duration assets. Categorized under Level 2 in the fair value hierarchy. See Note (6) Notes and Accounts Receivable, net.

Due from Brokers, Dealers, and Trustees and Due to Brokers, Dealers and Trustees: The carrying amounts are included in other assets and other liabilities and accrued expenses and approximate their fair value due to their short term nature. Categorized under Level 2 in the fair value hierarchy.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2019
(in thousands, except share data)

(12) Liability for Unpaid Claims and Claim Adjustment Expenses

Roll forward of Claim Liability

The following table presents the activity in the net liability for unpaid losses and allocated loss adjustment expenses of short duration contracts for the following periods:

	Nine Months Ended September 30,
	2019	2018
Policy liabilities and unpaid claims balance as of January 1,	$131,611	$112,003
Less : liabilities of policy-holder accounts balances, gross	(13,659)	(15,474)
Less : non-insurance warranty benefit claim liabilities	(94)	(58)
Gross liabilities for unpaid losses and loss adjustment expenses	117,858	96,471
Less : reinsurance recoverable on unpaid losses - short duration	(90,016)	(73,778)
Less : other lines, gross	(227)	(224)
Net balance as of January 1, short duration	27,615	22,469

Incurred (short duration) related to:
Current year	104,506	94,311
Prior years	4,126	5,512
Total incurred	108,632	99,823

Paid (short duration) related to:
Current year	89,315	73,665
Prior years	9,909	21,311
Total paid	99,224	94,976

Net balance as of September 30, short duration	37,023	27,316
Plus : reinsurance recoverable on unpaid losses - short duration	85,318	82,973
Plus : other lines, gross	220	224
Gross liabilities for unpaid losses and loss adjustment expenses	122,561	110,513
Plus : liabilities of policy-holder accounts balances, gross	11,877	13,499
Plus : non-insurance warranty benefit claim liabilities	63	90
Policy liabilities and unpaid claims balance as of September 30,	$134,501	$124,102

The following schedule reconciles the total short duration contracts per the table above to the amount of total losses incurred as presented in the condensed consolidated statement of operations, excluding the amount for member benefit claims:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Short duration incurred	$39,213	$39,011	$108,632	$99,823
Other lines incurred	(11)	—	180	123
Unallocated loss adjustment expense	144	1,188	651	2,509
Total losses incurred	$39,346	$40,199	$109,463	$102,455
For the nine months ended September 30, 2019, the Company’s specialty insurance business experienced an increase in prior year case development of $4,126, primarily from its non-standard auto business.

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
September 30, 2019
(in thousands, except share data)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Asset management fee income	$—	$2,335	$1,267	$5,229
Warranty coverage revenue	6,423	6,730	20,367	19,132
Car club revenue	9,130	8,152	26,675	23,825
Other	1,767	1,849	5,495	5,802
Revenue from contracts with customers	$17,320	$19,066	$53,804	$53,988

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

Information on Remaining Performance Obligations
We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at September 30, 2019.

Contract Balances
The timing of our revenue recognition may differ from the timing of payment by our customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied.

The following table presents the activity in the significant deferred assets and liabilities related to revenue from contracts with customers for the nine months ended September 30, 2019.

	January 1, 2019			September 30, 2019
	Beginning balance	Additions	Amortizations	Ending balance
Deferred costs
Warranty coverage revenue	$1,274	$472	$733	$1,013
Car club revenue	12,189	20,600	20,249	12,540
Total	$13,463	$21,072	$20,982	$13,553

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2019
(in thousands, except share data)

Deferred revenue
Warranty coverage revenue	$39,835	$28,601	$20,367	$48,069
Car club revenue	16,128	26,873	26,675	16,326
Total	$55,963	$55,474	$47,042	$64,395

Bad debt expense was not material for any period presented.

(14) Other Assets and Other Liabilities and Accrued Expenses

Other Assets

The following table presents the components of other assets as reported in the condensed consolidated balance sheets:

	As of
	September 30, 2019	December 31, 2018
Right of use asset - Operating leases (1)	$25,551	$—
Furniture, fixtures and equipment, net	12,561	6,122
Prepaid expenses	7,132	7,351
Income tax receivable	2,067	2,307
Subsidiary sale receivable (2)	750	10,676
Other	26,489	19,578
Total other assets	$74,550	$46,034

(1)	See Note (2) Summary of Significant Accounting Policies - Recent Accounting Standards and Note (20) Commitments and Contingencies for additional information.

(2)
Related to the gain contingency on sale of Care recorded in December 2018. $9,926 was received in cash in 2019. The remaining amount is expected to be paid off by 2021. See Note (3) Dispositions, Assets Held for Sale & Discontinued Operations.

The following table presents the depreciation expense related to furniture, fixtures and equipment for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Depreciation expense related to furniture, fixtures and equipment	$769	$505	$1,928	$1,496

Other Liabilities and Accrued Expenses

The following table presents the components of other liabilities and accrued expenses as reported in the condensed consolidated balance sheets:

	As of
	September 30, 2019	December 31, 2018
Accounts payable and accrued expenses	$66,119	$63,755
Operating lease liability(1)	31,329	—
Deferred tax liabilities, net	29,800	25,433
Due to brokers	21,484	486
Commissions payable	6,626	11,076
Accrued interest payable	5,126	3,452
Other	23,688	19,988
Total other liabilities and accrued expenses	$184,172	$124,190

(1)	See Note (2) Summary of Significant Accounting Policies - Recent Accounting Standards and Note (20) Commitments and Contingencies for additional information.

(15) Other Revenue, Other Expenses and Other Income

Other Revenue

The following table presents the components of other revenue as reported in the condensed consolidated statement of operations.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2019
(in thousands, except share data)

Other revenue is primarily generated by Tiptree Capital’s non-insurance activities except as noted in the footnote to the table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Other investment income (1)	$12,626	$7,701	$31,781	$18,798
Gain on sale of businesses (2)	—	—	7,598	—
Management fee income	—	2,335	1,267	5,229
Other (3)	162	1,033	638	3,309
Total other revenue	$12,788	$11,069	$41,284	$27,336

(1)	See Note (5) Investments for the components of Other investment income.

(2)	Related to the sale of Telos. See Note (3) Dispositions, Assets Held for Sale & Discontinued Operations.

(3)
Includes $1,303 and $660 related to Specialty Insurance for the three months ended September 30, 2019 and 2018, respectively. Includes $3,068 and $1,946 related to Specialty Insurance for the nine months ended September 30, 2019 and 2018, respectively.

Other Expenses

The following table presents the components of other expenses as reported in the condensed consolidated statement of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Professional fees	$6,137	$4,311	$13,975	$13,018
General and administrative	3,855	4,168	14,098	11,755
Premium taxes	3,990	3,625	11,102	10,647
Mortgage origination expenses	3,099	2,313	8,657	6,765
Rent and related	3,110	2,923	9,329	7,857
Operating expenses from vessels	2,508	1,144	6,130	1,268
Loss on extinguishment of debt	—	—	1,241	428
Other	2,231	2,105	6,651	5,616
Total other expenses	$24,930	$20,589	$71,183	$57,354

(16) Stockholders’ Equity

Stock Repurchases

On December 10, 2018, the Company engaged a broker in connection with a daily stock repurchase program for the repurchase of up to $10.0 million of shares of the Company’s outstanding Common Stock. On December 10, 2018, the Company’s Board of Directors authorized the Company to make block repurchases of up to $10.0 million of shares in the aggregate, at the discretion of the Company's Executive Committee. On January 24, 2019, the Company’s Board of Directors replenished the block repurchase authorization to repurchase up to $10.0 million of shares of the Company’s outstanding Common Stock. On May 2, 2019, the Board of Directors replenished the overall repurchase authorization up to $20.0 million and removed the dollar allocation between daily purchases and block trades.

	Nine Months Ended September 30, 2019
	Number of shares purchased	Average price per share
Share repurchase programs	60,421	$5.86
Block repurchase program	1,412,309	6.18
Total	1,472,730	6.17

Remaining repurchase authorization		$20,000

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2019
(in thousands, except share data)

Dividends

The Company declared cash dividends per share for the following periods presented below:

	Dividends per share for the
	Nine Months Ended September 30,
	2019	2018
First Quarter	$0.040	$0.035
Second Quarter	0.040	0.035
Third Quarter(1)	0.040	0.035
Total cash dividends declared	$0.120	$0.105
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

The following table presents the combined statutory capital and surplus of the Company's insurance company subsidiaries, the required minimum statutory capital and surplus, as required by the laws of the states in which they are domiciled, and the combined amount available for ordinary dividends of the Company's insurance company subsidiaries for the following periods:

	As of
	September 30, 2019	December 31, 2018
Combined statutory capital and surplus of the Company's insurance company subsidiaries	$127,649	$131,859

Required minimum statutory capital and surplus	$17,950	$17,950

Amount available for ordinary dividends of the Company's insurance company subsidiaries	$4,531	$13,532

At September 30, 2019, the maximum amount of dividends that our regulated insurance company subsidiaries could pay under applicable laws and regulations without regulatory approval was approximately $4,531. The Company may seek regulatory approval to pay dividends in excess of this permitted amount, but there can be no assurance that the Company would receive regulatory approval if sought.

Under the National Association of Insurance Commissioners (NAIC) Risk-Based Capital Act of 1995, a company's Risk-Based Capital (RBC) is calculated by applying certain risk factors to various asset, claim and reserve items. If a company's adjusted surplus falls below calculated RBC thresholds, regulatory intervention or oversight is required. The Company's insurance company subsidiaries' RBC levels, as calculated in accordance with the NAIC’s RBC instructions, exceeded all RBC thresholds as of September 30, 2019.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2019
(in thousands, except share data)

The following table presents the statutory net income of the Company’s statutory insurance companies for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income of statutory insurance companies	$978	$1,442	$3,738	$11,173

(17) Accumulated Other Comprehensive Income (Loss)

The following table presents the activity in accumulated other comprehensive income (loss) (AOCI), net of tax, for the following periods:

	Unrealized gains (losses) on			Amount attributable to noncontrolling interests
	Available for sale securities	Interest rate swaps	Total AOCI (loss)	TFP	Other	Total AOCI (loss) to Tiptree Inc.
Balance at December 31, 2017	$(460)	$2,074	$1,614	$(222)	$(426)	$966
Other comprehensive income (losses) before reclassifications	(3,021)	835	(2,186)	61	213	(1,912)
Amounts reclassified from AOCI	426	—	426	—	—	426
Reclassification of AOCI - interest rate swaps (1)	—	(2,909)	(2,909)	502	226	(2,181)
Reorganization merger	—	—	—	(341)	—	(341)
Period change	(2,595)	(2,074)	(4,669)	222	439	(4,008)
Balance at September 30, 2018	$(3,055)	$—	$(3,055)	$—	$13	$(3,042)

Balance at December 31, 2018	$(2,069)	$—	$(2,069)	$—	$11	$(2,058)
Other comprehensive income (losses) before reclassifications	5,067	—	5,067	—	(24)	5,043
Amounts reclassified from AOCI	(970)	—	(970)	—	—	(970)
Period change	4,097	—	4,097	—	(24)	4,073
Adoption of accounting standard (2)	(99)	—	(99)	—	—	(99)
Balance at September 30, 2019	$1,929	$—	$1,929	$—	$(13)	$1,916

(1)	Relates to the sale of Care. See Note (3) Dispositions, Assets Held for Sale & Discontinued Operations.

(2)	Amounts reclassified to retained earnings due to adoption of ASU 2018-02. See Note (2) Summary of Significant Accounting Policies.

The following table presents the reclassification adjustments out of AOCI included in net income and the impacted line items on the condensed consolidated statement of operations for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line item in condensed consolidated statement of operations
Components of AOCI	2019	2018	2019	2018
Unrealized gains (losses) on available for sale securities	$187	$(16)	$1,228	$(538)	Net realized and unrealized gains (losses)
Related tax (expense) benefit	(37)	3	(258)	112	Provision for income tax
Net of tax	$150	$(13)	$970	$(426)

Reclassification of AOCI - interest rate swaps (1)	—	—	$—	$3,845	Gain on sale of discontinued operations
Related tax (expense) benefit	—	—	—	(936)	Provision for income tax
Net of tax	$—	$—	$—	$2,909

(1)	Relates to the sale of Care. See Note (3) Dispositions, Assets Held for Sale & Discontinued Operations.

(18) Stock Based Compensation

2017 Omnibus Incentive Plan

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2019
(in thousands, except share data)

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

Number of shares (1)
Available for issuance as of December 31, 2018	5,474,214
RSU and option awards granted	(692,012)
Forfeited	8,318
Subsidiary exchanged shares	(14,405)
Available for issuance as of September 30, 2019	4,776,115

(1)	Excludes awards granted under the Company’s subsidiary incentive plans that are exchangeable for Tiptree Common Stock.

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

The following table presents changes to the issuances of RSUs under the 2017 Equity Plan for the periods indicated:

	Number of shares issuable	Weighted average grant date fair value
Unvested units as of December 31, 2018	676,630	$6.27
Granted	466,197	6.23
Vested	(175,899)	6.39
Forfeited	(8,318)	6.10
Unvested units as of September 30, 2019	958,610	$6.23
The following tables present the detail of the granted and vested RSUs for the periods indicated:

	Three Months Ended	Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30, 2019			September 30, 2019
Directors	11,869	37,824	Directors	11,869	37,824
Employees (1)	—	428,373	Employees	—	138,075
Total Granted	11,869	466,197	Total Vested	11,869	175,899
			Taxes	—	(35,621)
			Exchanged	—	14,405
			Net Vested	11,869	154,683

(1)	Includes 307,148 shares that vest ratably over three years, 112,907 shares that cliff vest in February 2021 and the remaining shares vested immediately.

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
September 30, 2019
(in thousands, except share data)

period for certain grants has been achieved and those vested subsidiary RSU’s are currently eligible for exchange. The Company has the option, but not the obligation to settle the exchange right in cash.
The following table presents changes to the issuances of subsidiary RSU’s under the subsidiary incentive plans for the periods indicated:

Grant date fair value of equity shares issuable
Unvested balance as of December 31, 2018	$8,710
Granted	—
Vested	(4,991)
Unvested balance as of September 30, 2019	$3,719

The net vested and unvested balance (assuming full vesting) translates to an aggregate of 2,728,675 shares of Common Stock if converted as of September 30, 2019, of which 981,400 are vested and eligible for exchange as of September 30, 2019.

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

The following table presents the assumptions used to estimate the fair values of the stock options granted for the following periods:

Valuation Input	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	Assumption	Average	Assumption	Average
Historical volatility	27.69%	N/A	30.63%	N/A
Risk-free rate	2.62%	N/A	2.85%	N/A
Dividend yield	2.21%	N/A	2.03%	N/A
Expected term (years)		6.5		6.5

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2019
(in thousands, except share data)

The following table presents the Company's stock option activity for the current period:

	Options outstanding	Weighted average exercise price (in dollars per stock option)	Weighted average grant date value (in dollars per stock option)	Options exercisable
Balance, December 31, 2018 (1)	1,064,527	$6.24	$2.61	—
Granted	225,815	6.26	1.69	—
Balance, September 30, 2019	1,290,342	6.24	2.45	—

Weighted average remaining contractual term at September 30, 2019 (in years)	7.7

(1)	Book value targets for grants in 2019, 2018, 2017, and 2016 are $10.79, $9.97, $10.14, and $8.96, respectively.

Stock-based Compensation Expense

The following table presents total stock-based compensation expense and the related income tax benefit recognized on the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Employee compensation and benefits	$1,439	$1,520	$4,285	$3,804
Director compensation	75	78	227	228
Income tax benefit	(327)	(345)	(975)	(871)
Net stock-based compensation expense	$1,187	$1,253	$3,537	$3,161

Additional information on total non-vested stock-based compensation is as follows:

	As of
	September 30, 2019
	Stock options	Restricted stock awards and RSUs
Unrecognized compensation cost related to non-vested awards	$855	$4,566
Weighted - average recognition period (in years)	2.18	1.66

(19) Income Taxes

The following table presents the income tax expense (benefit):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019	2018
Total income tax expense (benefit) from continuing operations	$(649)		$(611)		$3,706	$(1,478)

Effective tax rate (ETR)	38.8%	(1)	53.7%	(2)	19.2% (3)	22.4%	(4)

Income tax expense (benefit) from discontinued operations	$—		$—		$—	$12,327

(1)
Higher than the U.S. federal statutory income tax rate of 21% due to the dividends received deduction and other discrete items, partially offset by state income taxes and the impact of foreign operations.

(2)
Higher than the U.S. federal statutory income tax rate of 21% due to the effect of state income taxes, the dividends received deduction and other discrete items, partially offset by the valuation allowance on state net operating losses.

(3)
Slightly lower than the U.S. federal statutory income tax rate of 21% due to the effect of the dividends received deduction and other discrete items, largely offset by state income taxes and the impact of foreign operations.

(4)
Higher than the U.S. federal statutory income tax rate of 21% due to the effect of state income taxes, the dividends received deduction and other discrete items, partially offset by the valuation allowance on state net operating losses.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2019
(in thousands, except share data)

(20) Commitments and Contingencies

Operating Leases

All leases are office space leases and are classified as operating leases that expire through 2028. Some of our office leases include the option to extend for up to five years or less at management’s discretion. Such extension options were not included in the measurement of the lease liability. Below is a summary of our right of use asset and lease liability as of September 30, 2019:

As of
September 30, 2019
Right of use asset - Operating leases	$25,551

Operating lease liability	$31,329

Weighted-average remaining lease term (years)	6.7

Weighted-average discount rate (1)	7.0%

(1) Discount rate was determined by applying available market rates to lease obligations based upon their term.

As of September 30, 2019, the approximate aggregate minimum future lease payments required for our lease liability over the remaining lease periods are as follows:

September 30, 2019
Remainder of 2019	$1,908
2020	7,169
2021	6,879
2022	5,625
2023	5,020
2024 and thereafter	16,308
Total minimum payments	42,909
Less: liabilities held for sale	(412)
Less: present value adjustment	(11,168)
Total	$31,329

The following table presents rent expense for the Company’s office leases recorded on the condensed consolidated statements of operations for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Rent expense for office leases	$2,094	$2,013	$6,508	$5,197

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
September 30, 2019
(in thousands, except share data)

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

(21) Earnings Per Share

The Company calculates basic net income per share of Common Stock (Common Share) based on the weighted average number of Common Shares outstanding (inclusive of vested corporate restricted share units). The unvested corporate restricted share units have the non-forfeitable right to participate in dividends declared and paid on the Company’s Common Stock on an as vested basis and are therefore considered a participating security. The Company calculates basic earnings per share using the “two-class” method. For the nine months ended September 30, 2019, the income available to Common Stockholders was allocated to the unvested restricted stock units.

Diluted net income per Common Share for the nine months ended September 30, 2019 includes the effect of unvested subsidiaries’ RSUs. For the nine months ended September 30, 2019, the assumed exercise of all potentially dilutive instruments were anti-dilutive, and therefore, were not included in the diluted net income per common share calculation.

The following table presents a reconciliation of basic and diluted net income per Common Share for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss) from continuing operations	$(949)	$(527)	$15,556	$(5,126)
Less:
Net income (loss) attributable to non-controlling interests	508	91	1,342	(975)
Net income allocated to participating securities	—	—	359	—
Net income (loss) from continuing operations attributable to Common Shares	(1,457)	(618)	13,855	(4,151)

Net income (loss) from discontinued operations	—	—	—	34,481
Less:
Net income (loss) from discontinued operations attributable to non-controlling interests	—	—	—	6,562
Net income (loss) from discontinued operations attributable to Common Shares	—	—	—	27,919
Net income (loss) attributable to Common Shares - basic	$(1,457)	$(618)	$13,855	$23,768
Effect of Dilutive Securities:
Securities of subsidiaries	—	—	(507)	—
Net income (loss) attributable to Common Shares - diluted	$(1,457)	$(618)	$13,348	$23,768

Weighted average number of shares of Common Stock outstanding - basic	34,552,171	36,402,129	34,583,709	34,309,551
Weighted average number of shares of Common Stock outstanding - diluted	34,552,171	36,402,129	34,583,709	34,309,551

Basic:
Net income (loss) from continuing operations	$(0.04)	$(0.02)	$0.40	$(0.12)
Net income (loss) from discontinued operations	—	—	—	0.81
Net income (loss) attributable to Common Shares	$(0.04)	$(0.02)	$0.40	$0.69

Diluted:
Net income (loss) from continuing operations	$(0.04)	$(0.02)	$0.39	$(0.12)
Net income (loss) from discontinued operations	—	—	—	0.81
Net income (loss) attributable to Common Shares	$(0.04)	$(0.02)	$0.39	$0.69

(22) Related Party Transactions

On February 15, 2019, the Company and Corvid Peak (formerly known as Tricadia), entered into a Strategic Combination

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2019
(in thousands, except share data)

Agreement and Amended and Restated Transition Services Agreement (the Transition Services Agreement). Corvid Peak is a related party of the Company because Corvid Peak is deemed to be controlled by Michael Barnes, the Company’s Executive Chairman. Tiptree agreed to invest $75 million to seed new investment funds to be managed by Corvid Peak. As of September 30, 2019, $25 million has been funded. The Company will pay Corvid Peak an annual management fee of 1.25% of the net asset value of invested capital, 1.25% of the $75 million commitment to the extent not invested and an incentive fee equal to 20% of the net profits.

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

Management fees and payments under the Transition Services Agreement in the nine months ended September 30, 2019 and 2018 were not material.

(23) Subsequent Events

On November 5, 2019, the Company’s board of directors declared a quarterly cash dividend of $0.04 per share to holders of Common Stock with a record date of November 18, 2019, and a payment date of November 25, 2019.

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

Year-to-date 2019 highlights include:

Overall:

•	Delivered a year-to-date return of 7.0%, as measured by growth in book value per share plus dividends paid.

•	Year-to-date 2019, we purchased and retired 1,472,730 shares of our Common Stock for $9.1 million through open market purchases and block purchases.

•	Increased our quarterly dividend for the third consecutive year to $0.04 per share, a 14.3% increase over the prior year.

Insurance:

•	Gross written premiums for year-to-date 2019 were $736.1 million, up 18.8% from the prior year. Net written premiums were $434.8 million, up 29.2%, driven by growth in all product lines.

•
Within our insurance investment portfolio, we earned an average annualized yield of 4.1%, up from 2.2% from the prior year period, driven primarily by lower unrealized losses and lower investment portfolio interest expense.

•
As part of our strategy to grow our specialty insurance operations in Europe, we acquired a majority interest in Defend, an automotive finance and insurance provider and insurance administrator operating in the Czech Republic, Poland, Hungary, Slovakia, and the UK.

Tiptree Capital:

•	Operating EBITDA grew year over year, driven primarily by the inclusion of our shipping operations and improvements in specialty finance.

•	Increased invested capital, primarily due to additional investments in shipping operations.

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

RESULTS OF OPERATIONS
The following is a summary of our consolidated financial results for the three and nine months ended September 30, 2019 and 2018. In addition to GAAP results, management uses the Non-GAAP measures Operating EBITDA, Adjusted EBITDA and book value per share as measurements of operating performance. Management believes these measures provide supplemental information useful to investors as they are frequently used by the financial community to analyze financial performance, debt service and comparison among companies. Management uses Operating EBITDA as part of its capital allocation process and to assess comparative returns on invested capital. Adjusted EBITDA is also used in determining incentive compensation for the Company’s executive officers. The Company defines Adjusted EBITDA as GAAP net income of the Company adjusted (i) to add back corporate interest expense, consolidated income taxes and consolidated depreciation and amortization expense, (ii) for the effect of purchase accounting, (iii) for non-cash fair value adjustments, and (iv) for any significant non-recurring expenses. Operating EBITDA represents Adjusted EBITDA plus stock based compensation expense, less realized and unrealized gains and losses and less third party non-controlling interests. Operating EBITDA and Adjusted EBITDA are not measurements of financial performance or liquidity under GAAP and should not be considered as an alternative or substitute for GAAP net income. See “Non-GAAP Reconciliations” for a reconciliation of these measures to their GAAP equivalents.

Selected Key Metrics

($ in millions, except per share information)	Three Months Ended September 30,		Nine Months Ended September 30,
GAAP:	2019	2018	2019	2018
Total revenues	$189.2	$172.6	$564.2	$473.4
Net income (loss) before non-controlling interests	(0.9)	(0.5)	15.6	29.4
Net income (loss) attributable to Common Stockholders	(1.5)	(0.6)	14.2	23.8
Diluted earnings per share	(0.04)	(0.02)	0.39	0.69
Cash dividends paid per common share	0.040	0.035	0.115	0.100

Non-GAAP: (1)
Operating EBITDA	17.3	14.4	42.6	38.3
Adjusted EBITDA	6.2	7.7	43.7	23.2
Book value per share (2)	11.43	10.77	11.43	10.77
(1) For information relating to Operating and Adjusted EBITDA and book value per share, including a reconciliation to GAAP financials, see “—Non-GAAP Reconciliations.”
(2) For periods prior to April 10, 2018, book value per share assumed full exchange of the limited partnership units of TFP for Common Stock.

Revenues

For the three months ended September 30, 2019, revenues were $189.2 million, which increased $16.6 million, or 9.6%, over the prior year period. For the nine months ended September 30, 2019, revenues were $564.2 million, which increased $90.8 million, or 19.2%, over the prior year period. The increase for both periods was primarily driven by growth in earned premiums, lower unrealized losses on Invesque, improvements in specialty finance results, the inclusion of revenue from shipping operations and the gain on sale of our CLO management business. Earned premiums were $364.7 million for the nine months ended September 30, 2019, up from $317.8 million in the comparable 2018 period driven by growth in net written premiums. The combination of unearned premiums and deferred revenues on the balance sheet grew by $162.4 million, or 25.9%, from September 30, 2018 to September 30, 2019 as a result of increased written premiums primarily in credit protection and warranty programs.

Income (loss) before taxes (from continuing and discontinued operations)

The table below highlights key drivers impacting our consolidated results on a pre-tax basis. Many of our investments are carried at fair value and marked to market through unrealized gains and losses. As a result, we expect our earnings relating to these investments to be relatively volatile between periods in contrast to our fixed income securities, which are marked to market through AOCI in stockholders’ equity. On February 1, 2018, we sold our senior living operations to Invesque in exchange for a net of 16.6 million shares of Invesque common stock which resulted in a pre-tax gain on sale of $56.9 million in 2018, of which $46.2 million was recorded in the nine months ended September 30, 2018.

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net realized and unrealized gains (losses)(1)	$(8.9)	$(5.1)	$7.5	$(11.1)
Discontinued operations (Care)(2)	$—	$—	$—	$46.8
(1) Excludes Mortgage realized and unrealized gains and losses - Performing and NPLs. Nine months ended September 30, 2019 includes $7.6 million gain on sale of our CLO business.
(2) Represents Care for the nine months ended September 30, 2018 including a $46.2 million pre-tax gain on sale.

Net Income (Loss) before non-controlling interests

For the three months ended September 30, 2019, net loss before non-controlling interests was $0.9 million compared to $0.5 million in the 2018 period. The higher loss was driven primarily by higher unrealized losses on Invesque, partially offset by improved specialty insurance results.

For the nine months ended September 30, 2019, net income before non-controlling interests was $15.6 million compared to $29.4 million in the 2018 period, a decrease of $13.8 million. The decrease was primarily driven by the non-recurring gain on sale of Care, which occurred in 2018, partially offset by improved insurance operating performance, the realized gain on the sale of our CLO asset management business, and increased realized and unrealized gains on investments.

Net Income (Loss) Available to Common Stockholders

For the three months ended September 30, 2019, net loss available to Common Stockholders was $1.5 million, an increase of $0.9 million from the prior year period. For the nine months ended September 30, 2019, net income available to Common Stockholders was $14.2 million, a decrease of $9.6 million from the prior year period. The key drivers of net income (loss) available to Common Stockholders were the same factors which impacted the net income before non-controlling interests.

Operating and Adjusted EBITDA - Non-GAAP

Operating EBITDA for the three months ended September 30, 2019 was $17.3 million compared to $14.4 million for the 2018 period, an increase of $2.9 million, or 20.1%. For the three month period, the increase was driven by growth in insurance operations and contributions from our shipping and mortgage operations within Tiptree Capital. Operating EBITDA for the nine months ended September 30, 2019 was $42.6 million compared to $38.3 million for the 2018 period, an increase of $4.3 million, or 11.2%. For the nine month period, the key drivers of the increase were driven by improved performance in Tiptree Capital.

Adjusted EBITDA for the three months ended September 30, 2019 was $6.2 million compared to $7.7 million for the 2018 period. Adjusted EBITDA for the nine months ended September 30, 2019 was $43.7 million compared to $23.2 million for the 2018 period. The key drivers of the increase in the nine month period were the same factors that drove improved performance in Operating EBITDA plus lower unrealized losses on investments in the insurance portfolio and the gain on sale of our Telos asset management business. See “— Non-GAAP Reconciliations” for a reconciliation to GAAP net income.

Book Value per share - Non-GAAP

Total stockholders’ equity was $407.4 million as of September 30, 2019 compared to $396.0 million as of September 30, 2018, primarily driven by net income, partially offset by share repurchases and dividends paid. Over the past twelve months, Tiptree returned $14.7 million to shareholders through share repurchases and dividends paid. Book value per share for the period ended September 30, 2019 was $11.43, an increase from book value per share of $10.77 as of September 30, 2018. The key drivers of the period-over-period impact were earnings per share and the purchase of 1.5 million shares at an average 40% discount to book value. Those increases were partially offset by dividends paid of $0.15 per share and officer compensation share issuances.

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

Pre-tax Income

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Specialty Insurance	$8.3	$5.7	$28.4	$15.8
Tiptree Capital	(1.4)	1.0	16.2	(1.2)
Corporate	(8.6)	(7.8)	(25.4)	(21.2)
Pre-tax income (loss) from continuing operations	$(1.7)	$(1.1)	$19.2	$(6.6)
Pre-tax income (loss) from discontinued operations (1)	$—	$—	$—	$46.8

(1)	Represents Care for the nine months ended September 30, 2018, which includes $46.2 million pre-tax gain on sale.

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

	As of September 30,
($ in millions)	Invested Capital		Total Capital
	2019	2018	2019	2018
Specialty Insurance	$304.1	$292.9	$464.1	$454.9
Tiptree Capital	198.3	173.3	198.3	173.3
Corporate	(55.5)	(33.8)	13.7	39.3
Total Tiptree	$446.9	$432.4	$676.1	$667.5

Operating and Adjusted EBITDA

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Specialty Insurance	$16.0	$15.6	$44.5	$45.1
Tiptree Capital (2)	7.0	4.5	15.3	11.4
Corporate	(5.7)	(5.7)	(17.2)	(18.2)
Operating EBITDA	$17.3	$14.4	$42.6	$38.3
Stock-based compensation expense	(1.5)	(1.5)	(4.5)	(3.8)
Vessel depreciation, net of capital expenditures	(0.7)	—	(1.9)	—
Realized and unrealized gains (losses) (3)	(8.9)	(5.1)	7.5	(11.1)
Third party non-controlling interests (4)	—	(0.1)	—	(0.2)
Adjusted EBITDA	$6.2	$7.7	$43.7	$23.2

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

Specialty Insurance

Our principal operating subsidiary is a provider of specialty insurance products and related services, including credit protection insurance, warranty products, and insurance programs which underwrite niche personal and commercial lines of insurance. We also offer fee-based administration and fronting services for our self-insured clients who own captive producer owned reinsurance companies (PORCs). We generate income from insurance underwriting operations and our investment portfolio. Insurance underwriting revenues are primarily generated from net earned premiums, service and administrative fees and ceding commissions. We measure insurance underwriting operations performance by underwriting margin, combined ratio and Operating EBITDA. The investment portfolio income consists of investment income, gains and losses and is measured by net portfolio income.

The following tables present the specialty insurance segment results for the three and nine months ended September 30, 2019 and 2018.

Operating Results

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Gross written premiums	$275.1	$225.4	$736.1	$619.5
Net written premiums	160.1	131.5	434.8	336.5
Revenues:
Net earned premiums	$129.2	$116.1	$364.7	$317.8
Service and administrative fees	26.1	26.1	78.7	75.6
Ceding commissions	1.6	2.3	7.2	6.8
Net investment income	3.0	4.6	10.7	13.7
Net realized and unrealized gains (losses)	(1.1)	(1.1)	4.7	(3.1)
Other income	1.3	0.6	3.1	1.9
Total revenues	$160.1	$148.6	$469.1	$412.7
Expenses:
Policy and contract benefits	44.0	44.5	124.3	115.3
Commission expense	77.5	69.2	225.1	194.4
Employee compensation and benefits	12.6	11.1	36.7	33.1
Interest expense	3.6	4.7	11.2	13.8
Depreciation and amortization expenses	2.3	2.7	6.9	8.1
Other expenses	11.8	10.7	36.5	32.2
Total expenses	$151.8	$142.9	$440.7	$396.9
Pre-tax income (loss)	$8.3	$5.7	$28.4	$15.8

Results

Our specialty insurance operations are currently expanding product lines in an effort to increase written premiums, and commensurately grow the insurance portfolio. As part of this process, the business is investing to grow warranty and other specialty programs, while maintaining a leading position in our credit protection markets. That, combined with the earnings performance of the investment portfolio, are key drivers in comparing 2019 versus 2018 results. The growth in written premiums, combined with higher retention in select products, has resulted in an increase of unearned premiums and deferred revenue on the balance sheet of 25.9% from $627.4 million as of September 30, 2018 to $789.8 million as of September 30, 2019.

Pre-tax income was $8.3 million for the three months ended September 30, 2019, an increase of $2.6 million, over the prior year period. The primary drivers of the increase were higher net earned premiums, partially offset by growth in commission expense, both as a result of growth in premiums written. Insurance underwriting results improved versus the prior year period, driven primarily by increased underwriting margin of $5.3 million.

Pre-tax income was $28.4 million for the nine months ended September 30, 2019, an increase of $12.6 million, over the prior year period. The primary drivers of the increase were growth in net earned premiums, net realized and unrealized gains of $4.7 million in the 2019 period versus $3.1 million of losses in the 2018 period, primarily related to equities and loans held at fair value in the portfolio, partially offset by higher policy and contract benefits and commission expense. Insurance underwriting results improved versus the prior year period, driven primarily by increased underwriting margin of $11.9 million. Interest expense decreased by $2.6 million from the prior year period, primarily associated with a reduction of asset-based debt on consolidated loan funds within the investment portfolio. Other expenses increased $4.3 million, primarily associated with higher premium taxes due to the growth in written premiums and debt extinguishment expenses on the investment portfolio asset-based debt.

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

For the three months ended September 30, 2019, total revenues were $160.1 million, up $11.5 million, or 7.7%, primarily driven by an increase in earned premiums of $13.1 million. The increase in earned premiums was driven by growth in credit and warranty programs. For the three months ended September 30, 2019, revenues on the investment portfolio contributed $1.9 million compared to $3.5 million in the 2018 period, a decrease of $1.6 million.

For the nine months ended September 30, 2019, total revenues were $469.1 million, up $56.4 million, or 13.7%, primarily driven by an increase in earned premiums of $46.9 million and increases in service and administrative fees of $3.1 million. The increase in earned premiums was driven by growth in credit and warranty programs. For the nine months ended September 30, 2019, revenues on the investment portfolio contributed $15.4 million compared to $10.6 million in the 2018 period, an increase of $4.8 million, driven by net realized and unrealized gains versus losses in the prior year period. See “—Specialty Insurance Investment Portfolio” for further discussion of the investment results.

Expenses

Total expenses include policy and contract benefits, commissions expense and operating expenses. For the three months ended September 30, 2019, total expenses were $151.8 million compared to $142.9 million in the 2018 period. For the nine months ended September 30, 2019, total expenses were $440.7 million compared to $396.9 million in the 2018 period. The primary drivers of the increases were policy and contract benefits and commission expense as written premiums and insurance revenues increased over the 2018 period.

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

For the three months ended September 30, 2019, policy and contract benefits were $44.0 million, down $0.5 million from the prior year. For the nine months ended September 30, 2019, policy and contract benefits were $124.3 million, up $9.0 million, primarily as a result of growth in written premiums.

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

For the three months ended September 30, 2019, total commission expense was $77.5 million compared to $69.2 million in the 2018 period. Total commission expense for the nine months ended September 30, 2019 was $225.1 million compared to $194.4 million in the 2018 period. The primary drivers of the increase in both periods were the commission expense associated with the growth in written premiums.

Operating expenses include employee compensation and benefits, interest expense, depreciation and amortization expenses and other expenses. For the three months ended September 30, 2019, employee compensation and benefits were $12.6 million, up $1.5 million. For the nine months ended September 30, 2019, employee compensation and benefits were $36.7 million, up $3.6 million. Interest expense of $11.2 million in 2019 decreased by $2.6 million versus the prior year period, primarily from reduced asset based borrowings on certain investments within the investment portfolio. Other expenses for the nine months ended September 30, 2019 were $36.5 million, up $4.3 million from 2018 primarily from higher premium taxes due to growth in written premiums and debt extinguishment expenses associated with the asset-based debt. Depreciation and amortization expense was lower period-over-period as a result of the decline in VOBA purchase accounting impact from the amortization of the fair value attributed to the insurance policies and contracts acquired.

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

Written Premium Metrics

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	Gross Written Premiums		Net Written Premiums		Gross Written Premiums		Net Written Premiums
Insurance Products:	2019	2018	2019	2018	2019	2018	2019	2018
Credit protection	$177.1	$150.8	$113.3	$93.2	$467.7	$401.3	$303.1	$255.1
Warranty	54.4	25.9	26.7	11.9	164.6	79.8	87.8	41.4
Other specialty programs	43.6	48.7	20.1	26.4	103.8	138.4	43.9	40.0
Total	$275.1	$225.4	$160.1	$131.5	$736.1	$619.5	$434.8	$336.5
Total gross written premiums for the three months ended September 30, 2019 were $275.1 million, which represented an increase of $49.7 million, or 22.0%, from the prior year period. The increase was driven by growth in credit protection and warranty programs. Total net premiums written for the three months ended September 30, 2019 were $160.1 million, up $28.6 million, or 21.7%, driven primarily by growth in credit protection and warranty products.

Total gross written premiums for the nine months ended September 30, 2019 were $736.1 million, which represented an increase of $116.6 million, or 18.8%, from the prior year period. The increase was driven by growth in credit and warranty programs. The amount of business retained was 59.1%, up from 54.3% in the prior year period. Total net premiums written for the nine months ended September 30, 2019 were $434.8 million, up $98.3 million, or 29.2%, driven by growth in all products. We believe our warranty service contracts and light commercial programs provide opportunity for growth through expanded product offerings, new clients and geographic expansion.

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

Underwriting Revenues and Underwriting Margin - Non-GAAP(1)

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	Underwriting Revenues		Underwriting Margin		Underwriting Revenues		Underwriting Margin
Insurance products:	2019	2018	2019	2018	2019	2018	2019	2018
Credit protection	$110.2	$95.4	$23.0	$19.5	$323.9	$280.3	$65.0	$56.2
Warranty	31.9	22.0	8.7	6.8	86.8	66.2	25.1	20.3
Other specialty programs	13.3	25.7	2.2	3.1	35.4	49.2	6.5	9.5
Services and other	2.8	2.0	2.8	2.0	7.6	6.4	7.7	6.4
Total	$158.2	$145.1	$36.7	$31.4	$453.7	$402.1	$104.3	$92.4
(1) For further information relating to the Company’s underwriting margin, including a reconciliation to GAAP financials, see “—Non-GAAP Reconciliations.”

For the three months ended September 30, 2019, underwriting margin was $36.7 million, up $5.3 million from the prior year period, driven primarily by increases in credit protection and warranty products.

Underwriting margin for the nine months ended September 30, 2019 was $104.3 million, up from $92.4 million in the 2018 period. Credit protection underwriting margin was $65.0 million, an increase from the 2018 period of $8.8 million, or 15.7%. Credit protection products continue to provide opportunities for steady growth through a combination of expanded product offerings and new clients. Underwriting margin for warranty products was $25.1 million for the 2019 period, up $4.8 million, or 23.6%, from the prior year period. The improvement was driven primarily by growth in auto, furniture and appliances warranty service contracts. Specialty programs underwriting margin for the nine months ended September 30, 2019 was $6.5 million, down 31.6% from 2018, as certain non-standard auto programs were discontinued. Services and other contributed $7.7 million in nine months ended September 30, 2019, which was up 20.3% as compared to 2018.

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

Invested Capital, Total Capital, Operating EBITDA and Operating Ratios - Non-GAAP(1)

($ in millions)			As of September 30,
			2019	2018
Invested Capital(1)			$304.1	$292.9
Total Capital(1)			$464.1	$454.9

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Operating EBITDA drivers:	2019	2018	2019	2018
Underwriting	$12.9	$10.9	$33.9	$31.2
Investments	3.1	4.7	10.6	13.9
Specialty Insurance Operating EBITDA(1)	$16.0	$15.6	$44.5	$45.1
Insurance operating ratios:
Combined ratio	92.1%	93.2%	92.8%	93.1%
(1) For further information relating to the Company’s Operating EBITDA, Invested and Total Capital, adjusted combined ratio, and Net Portfolio Income (Loss), including a reconciliation to GAAP financials, see “—Non-GAAP Reconciliations.”

For the three months ended September 30, 2019, the combined ratio was 92.1% compared to 93.2% for the prior year period. The combined ratio was 92.8% for the nine months ended September 30, 2019, compared to 93.1% for the prior year period. The ratio improvement in the three and nine month periods was driven by increased revenues from our investment in new products and geographies. See “—Insurance Investment Portfolio” for further discussion of the investment results and “—Non-GAAP Reconciliations” for a reconciliation to GAAP pre-tax income.

Insurance Investment Portfolio

Our investment portfolio is subject to different regulatory considerations, including with respect to types of assets, concentration limits, affiliate transactions and the use of leverage. Our investment strategy is designed to achieve attractive risk-adjusted returns over the entire investment horizon across select asset classes, sectors and geographies while maintaining adequate liquidity to meet our claims payment obligations. As such, volatility from realized and unrealized gains and losses may impact period-over-period performance. Unrealized gains and losses on equity securities and loans held at fair value impact current period net income, while unrealized gains and losses on AFS securities impact AOCI.

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

Specialty Insurance Investment Portfolio - Non-GAAP

($ in millions)			As of September 30,
			2019	2018
Cash and cash equivalents (1)			$99.4	$36.0
Available for sale securities, at fair value			315.2	255.8
Equity securities			55.3	32.8
Loans, at fair value (2)			16.5	84.9
Real estate, net			4.3	11.6
Other investments			23.0	17.2
Net investments			$513.7	$438.3

(1) Cash and cash equivalents, plus restricted cash, net of due from/due to brokers on consolidated loan funds, see “—Non-GAAP Reconciliations”, for a reconciliation to GAAP financials.
(2) Loans, at fair value, net of asset based debt, see “—Non-GAAP Reconciliations”, for a reconciliation to GAAP financials.

Specialty Insurance Net Investment Portfolio Income - Non-GAAP

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net investment income	$3.0	$4.6	$10.7	$13.7
Realized gains (losses)	2.2	(0.4)	5.8	5.2
Unrealized gains (losses)	(3.3)	(0.7)	(1.1)	(8.3)
Interest expense	—	(1.2)	(0.6)	(3.6)
Net portfolio income (loss)	$1.9	$2.3	$14.8	$7.0
Average Annualized Yield % (1)	1.5%	2.1%	4.1%	2.2%
(1) Average Annualized Yield % represents the ratio of annualized net investment income, realized and unrealized gains (losses) less investment portfolio interest expense to the average of the prior two quarters total investments less investment portfolio debt plus cash, but does not reflect the cumulative return on the portfolio.

Net investments of $513.7 million have grown 17.2% from September 30, 2018 through a combination of organic growth in written premiums and increased retention.

Our net investment income includes interest and dividends, net of investment expenses, on our invested assets. Our loans, at fair value, are generally floating rate and therefore earn LIBOR plus a spread. Generally, our interest income on those loans will increase in a rising interest rate environment, or decrease in a declining rate environment, subject to any LIBOR floors. Our held to maturity investments generally carry fixed coupons, which can impact our returns on investment. We report net realized gains and losses on our investments separately from our net investment income. Net realized gains occur when we sell our investment securities for more than their costs or amortized costs, as applicable. Net realized losses occur when we sell our investment securities for less than their costs or amortized costs, as applicable, or we write down the investment securities as a result of other-than-temporary impairment. We report net unrealized gains and losses on securities classified as AFS separately within AOCI on our balance sheet. For loans, at fair value, and equity securities, we report unrealized gains and losses within net realized gains and losses on the condensed consolidated statement of operations.

For the nine months ended September 30, 2019, the net investment portfolio income was $14.8 million compared to $7.0 million in the comparable 2018 period. Net investment income was $10.7 million, down $3.0 million, or 21.9% from 2018, driven primarily by our efforts to reduce exposure to levered credit through the sale of loans held at fair value, as mentioned earlier. For the nine months ended September 30, 2019, fair market value changes on equities resulted in unrealized and realized gains of $4.2 million compared to losses of $6.0 million in the 2018 period. The average annualized yield for the year improved from 2.2% in 2018 to 4.1% in 2019. The improvement was a result of lower asset-based interest expense, and unrealized gains compared to unrealized losses in the prior year.

Tiptree Capital

Tiptree Capital consists of our non-insurance operating businesses and investments. As of September 30, 2019, Tiptree Capital includes our asset management, mortgage and shipping operations, and other investments (including our Invesque shares). We manage Tiptree Capital on a total return basis, balancing current cash flow and long-term value appreciation.

The following table summarizes total revenues, pre-tax income from continuing and discontinued operations from Tiptree Capital.

Operating Results

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total revenues	$29.1	$24.0	$95.1	$60.7
Pre-tax income (loss) from continuing operations	$(1.4)	$1.0	$16.2	$(1.2)
Pre-tax income (loss) from discontinued operations	$—	$—	$—	$46.8

Drivers of pre-tax income from continuing and discontinued operations

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Asset management fees and credit investments	$—	$1.2	$8.0	$1.5
Shipping	0.5	(0.7)	1.0	(1.8)
Specialty finance and other	2.1	0.6	1.0	1.1
Senior Living:
Invesque(1)	(4.0)	—	6.2	(1.6)
Care - discontinued operations(2)	—	—	—	46.8
(1) Within Tiptree Capital, includes $2.5 million and $7.6 million of dividends and $6.5 million and $1.4 million of unrealized losses for the three and nine months ended September 30, 2019, and $2.5 million and $6.7 million of dividends and $2.5 million and $8.3 million of unrealized losses for the three and nine months ended September 30, 2018.
(2) Discontinued operations related to Care for the nine months ended September 30, 2018 includes $46.2 million pre-tax gain on sale of Care.

Results from Continuing Operations

Tiptree Capital earns revenues from net interest income; mortgage gains and origination fees; asset management fees from CLOs under management (prior to the sale of our Telos asset management business); distributions and realized and unrealized gains on the Company’s investment holdings (primarily Invesque); and charter revenue from vessels within our shipping operations.

Revenues for the three months ended September 30, 2019 were $29.1 million, an increase of $5.1 million from the prior year period. Pre-tax loss from continuing operations for the three months ended September 30, 2019 was $1.4 million compared to income of $1.0 million in the 2018 period. The primary driver of the reduction was higher unrealized losses on our Invesque shares in the 2019 period versus the 2018 period. For the three months ended September 30, 2019, we received $2.5 million of dividends from Invesque and recorded $6.5 million of unrealized losses compared to $2.5 million of dividends and $2.5 million of unrealized losses in the 2018 period. Additionally, pre-tax income from our shipping operations improved by $1.2 million period-over-period primarily driven by increased revenues and non-recurring start-up expenses impacting the 2018 period.

Revenues for the nine months ended September 30, 2019 were $95.1 million, an increase of $34.4 million from the prior year period. Pre-tax income from continuing operations for the nine months ended September 30, 2019 was $16.2 million, compared to a loss of $1.2 million in the 2018 period. The primary driver of improvement in pre-tax income for the nine month period was the gain on sale of our Telos asset management business and lower unrealized losses on Invesque. For the nine months ended September 30, 2019, we received $7.6 million of dividends from Invesque and incurred $1.4 million of unrealized losses compared to $6.7 million of dividends and $8.3 million of unrealized losses in the 2018 period. Additionally, pre-tax income from our shipping operations improved by $2.8 million period-over-period primarily driven by increased revenues and non-recurring start-up expenses impacting the 2018 period.

Results from Discontinued Operations

Discontinued Operations includes the results from Care, previously reported in the Senior Living segment. In the nine months ended September 30, 2018, pre-tax income was $46.8 million which included a $46.2 million gain on sale of Care.

Tiptree Capital - Invested Capital and Operating EBITDA - Non-GAAP(1)

($ in millions)	Invested Capital(1)		Operating EBITDA(1)
	As of September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018	2019	2018
Asset management fees & credit investments(2)	$1.2	$4.1	$—	$1.4	$0.5	$2.9
Senior living (Invesque) (3)	93.8	102.4	2.5	2.5	7.6	7.3
Shipping	73.9	35.2	1.2	(0.1)	2.9	(0.2)
Specialty finance and other	29.4	31.6	3.3	0.7	4.3	1.4
Tiptree Capital	$198.3	$173.3	$7.0	$4.5	$15.3	$11.4
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

Invested Capital

Invested Capital increased from $173.3 million as of September 30, 2018 to $198.3 million as of September 30, 2019. On February 1, 2018, we completed the sale of Care to Invesque. We received consideration of 16.6 million shares of which 13.7 million shares are held as equity securities in Tiptree Capital, and 2.9 million shares are held in the insurance investment portfolio. In 2018, we invested approximately $50 million into three unlevered vessels which are reported in other investments. In the third quarter of 2019, we increased our investment in our shipping operations by $18.9 million through the investment in an additional vessel.

Operating EBITDA

For the nine months ended September 30, 2019, Operating EBITDA increased from $11.4 million in the 2018 period to $15.3 million in the 2019 period. The key drivers of Operating EBITDA were the same factors which impacted pre-tax income. See “— Non-GAAP Reconciliations” for a reconciliation to GAAP net income.

Corporate

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Employee compensation and benefits	$2.0	$1.8	$5.3	$5.2
Employee incentive compensation expense	2.0	1.8	7.0	5.8
Interest expense	1.6	1.6	4.8	3.4
Depreciation and amortization expenses	0.3	—	0.5	0.1
Other expenses	2.7	2.6	7.8	6.7
Total expenses	$8.6	$7.8	$25.4	$21.2
Results

Corporate expenses include expenses of the holding company for interest, employee compensation and benefits, and other costs. Corporate employee compensation and benefits includes the expense of management, legal and accounting staff. Other expenses primarily consisted of audit and professional fees, insurance, office rent and other related expenses.

For the three months ended September 30, 2019, total expenses were $8.6 million, up $0.8 million, primarily driven by an increase in employee incentive compensation and other expenses, primarily office rent.

Employee compensation and benefits, including incentive compensation expense, increased $1.3 million for the nine months ended September 30, 2019 compared to the 2018 period, driven primarily by employee incentive expenses. Interest expense for the nine months ended September 30, 2019 was $4.8 million, an increase of $1.4 million driven by higher LIBOR. As of September 30, 2019, the outstanding borrowings were $69.2 million compared to $73.1 million at September 30, 2018. Other expenses were $7.8 million for the 2019 period as compared to $6.7 million in 2018. The period-over-period increase was primarily driven by increased rent expense and expenses associated with the relocation of our corporate offices.

Provision for Income Taxes

Provision for income taxes - Total Operations

The total income tax expense of $3.7 million for the nine months ended September 30, 2019 and total income tax expense of $10.8 million for the nine months ended September 30, 2018 are reflected as components of net income (loss). For the nine months ended September 30, 2019, the Company’s effective tax rate was equal to 19.2%. The effective rate for the nine months ended September 30, 2019 is slightly lower than the U.S. federal statutory income tax rate of 21%, primarily from the impact of the dividends received deduction and other discrete items, largely offset by state taxes and the impact of foreign operations. For the nine months ended September 30, 2018, the Company’s effective tax rate was equal to 27.0%. The effective rate for the nine months ended September 30, 2018 is higher than the U.S. federal statutory income tax rate of 21%, primarily from state taxes on the gain on sale of Care.

Provision for income taxes - Continuing Operations

The Company had a tax expense from continuing operations of $3.7 million for the nine months ended September 30, 2019 as compared to a tax benefit from continuing operations of $1.5 million for the nine months ended September 30, 2018. The effective tax rate on income from continuing operations for the nine months ended September 30, 2019 was approximately 19.2% compared to 22.4% for the nine months ended September 30, 2018. Differences from the U.S. federal statutory income tax rate for the nine months ended September 30, 2019 and 2018 are primarily the result of the dividends received deduction offset by other discrete items.

Balance Sheet Information - as of September 30, 2019 compared to the year ended December 31, 2018

Tiptree’s total assets were $2,056.5 million as of September 30, 2019, compared to $1,864.9 million as of December 31, 2018. The $191.6 million increase in assets is primarily attributable to the growth in the insurance company.

Total stockholders’ equity was $407.4 million as of September 30, 2019, compared to $399.3 million as of December 31, 2018, primarily driven by net income, which was partially offset by stock repurchases and dividends. As of September 30, 2019, there were 34,552,301 shares of Common Stock outstanding as compared to 35,870,348 as of December 31, 2018.

The following table is a summary of certain balance sheet information:

	As of September 30, 2019
($ in millions)	Specialty Insurance	Tiptree Capital	Corporate	Total
Total assets	$1,622.5	$405.8	$28.2	$2,056.5

Corporate debt	$160.0	$—	$69.2	$229.2
Asset based debt	19.7	88.6	—	108.3

Tiptree Inc. stockholders’ equity	$252.2	$198.3	$(55.7)	$394.8
Non-controlling interests - Other	11.4	1.2	—	12.6
Total stockholders’ equity	$263.6	$199.5	$(55.7)	$407.4

NON-GAAP RECONCILIATIONS

Adjusted EBITDA and Operating EBITDA - Non-GAAP

The Company defines Adjusted EBITDA as GAAP net income of the Company adjusted to add (i) corporate interest expense, consolidated income taxes and consolidated depreciation and amortization expense, (ii) adjust for the effect of purchase accounting, (iii) adjust for non-cash fair value adjustments, and (iv) any significant non-recurring expenses. Operating EBITDA represents Adjusted EBITDA plus stock based compensation expense and vessel depreciation expense, less realized and unrealized gains and losses and less third party non-controlling interests. Operating EBITDA and Adjusted EBITDA are not measurements of financial performance or liquidity under GAAP and should not be considered as an alternative or substitute for GAAP net income.

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss) attributable to Common Stockholders	$(1.5)	$(0.6)	$14.2	$23.8
Add: net (loss) income attributable to noncontrolling interests	0.5	0.1	1.3	5.6
Less: net income from discontinued operations	—	—	—	34.5
Income (loss) from continuing operations	$(1.0)	$(0.5)	$15.5	$(5.1)
Corporate debt related interest expense(1)	5.0	4.9	14.9	13.3
Consolidated income tax expense (benefit)	(0.7)	(0.6)	3.7	(1.5)
Depreciation and amortization expense(2)	3.4	2.7	9.5	8.2
Non-cash fair value adjustments(3)	(1.0)	—	(2.4)	0.1
Non-recurring expenses(4)	0.5	1.2	2.5	2.1
Adjusted EBITDA from continuing operations	$6.2	$7.7	$43.7	$17.1
Add: Stock-based compensation expense	1.5	1.5	4.5	3.8
Add: Vessel depreciation, net of capital expenditures	0.7	—	1.9	—
Less: Realized and unrealized gain (loss)(5)	(8.9)	(5.1)	7.5	(16.6)
Less: Third party non-controlling interests(6)	—	(0.1)	—	(0.2)
Operating EBITDA from continuing operations	$17.3	$14.4	$42.6	$37.7

Income (loss) from discontinued operations	$—	$—	$—	$34.5
Consolidated income tax expense (benefit)	—	—	—	12.3
Non-cash fair value adjustments (3)	—	—	—	(40.7)
Adjusted EBITDA from discontinued operations	$—	$—	$—	$6.1
Less: Realized and unrealized gain (loss) (5)	—	—	—	5.5
Operating EBITDA from discontinued operations	$—	$—	$—	$0.6
Total Adjusted EBITDA	$6.2	$7.7	$43.7	$23.2
Total Operating EBITDA	$17.3	$14.4	$42.6	$38.3
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

(5)	Adjustment excludes Mortgage realized and unrealized gains and losses - Performing and NPLs as those are recurring in nature and align with those business models.
(6)	Removes the Operating EBITDA associated with third party non-controlling interests. Does not remove the non-controlling interests related to employee based shares.

Adjusted EBITDA and Operating EBITDA - Non-GAAP

The tables below present Adjusted EBITDA and Operating EBITDA by business component.

	Three Months Ended September 30, 2019
($ in millions)	Specialty Insurance	Tiptree Capital	Corporate Expenses	Total
Pre-tax income/(loss) from continuing operations	$8.3	$(1.4)	$(8.6)	$(1.7)
Adjustments:
Corporate debt related interest expense(2)	3.4	—	1.6	5.0
Depreciation and amortization expenses(3)	2.2	0.9	0.3	3.4
Non-cash fair value adjustments(4)	—	(1.0)	—	(1.0)
Non-recurring expenses(5)	0.3	—	0.2	0.5
Adjusted EBITDA	$14.2	$(1.5)	$(6.5)	$6.2
Add: Stock-based compensation expense	0.7	—	0.8	1.5
Add: Vessel depreciation, net of capital expenditures	—	0.7	—	0.7
Less: Realized and unrealized gain (loss)(6)	(1.1)	(7.8)	—	(8.9)
Operating EBITDA	$16.0	$7.0	$(5.7)	$17.3

	Nine Months Ended September 30, 2019
($ in millions)	Specialty Insurance	Tiptree Capital	Corporate Expenses	Total
Pre-tax income/(loss) from continuing operations	$28.4	$16.2	$(25.4)	$19.2
Adjustments:
Corporate debt related interest expense(2)	10.1	—	4.8	14.9
Depreciation and amortization expenses(3)	6.5	2.5	0.5	9.5
Non-cash fair value adjustments(4)	—	(2.4)	—	(2.4)
Non-recurring expenses(5)	1.7	0.2	0.6	2.5
Adjusted EBITDA	$46.7	$16.5	$(19.5)	$43.7
Add: Stock-based compensation expense	2.0	0.2	2.3	4.5
Add: Vessel depreciation, net of capital expenditures	—	1.9	—	1.9
Less: Realized and unrealized gain (loss)(6)	4.2	3.3	—	7.5
Operating EBITDA	$44.5	$15.3	$(17.2)	$42.6

	Three Months Ended September 30, 2018
($ in millions)	Specialty Insurance	Tiptree Capital	Corporate Expenses	Total
Pre-tax income/(loss) from continuing operations	$5.7	$1.0	$(7.8)	$(1.1)
Adjustments:
Corporate debt related interest expense(2)	3.4	—	1.5	4.9
Depreciation and amortization expenses(3)	2.6	0.1	—	2.7
Non-cash fair value adjustments(4)	—	—	—	—
Non-recurring expenses(5)	0.6	0.5	0.1	1.2
Adjusted EBITDA	$12.3	$1.6	$(6.2)	$7.7
Add: Stock-based compensation expense	0.7	0.3	0.5	1.5
Less: Realized and unrealized gain (loss)(6)	(2.6)	(2.5)	—	(5.1)
Operating EBITDA	$15.6	$4.4	$(5.7)	$14.3

	Nine Months Ended September 30, 2018
($ in millions)	Specialty Insurance	Tiptree Capital	Corporate Expenses	Total
Pre-tax income/(loss) from continuing operations	$15.8	$(1.2)	$(21.2)	$(6.6)
Pre-tax income/(loss) from discontinued operations(1)	—	46.8	—	46.8
Adjustments:
Corporate debt related interest expense(2)	10.0	—	3.3	13.3
Depreciation and amortization expenses(3)	7.6	0.5	0.1	8.2
Non-cash fair value adjustments(4)	—	(40.6)	—	(40.6)
Non-recurring expenses(5)	2.8	1.5	(2.2)	2.1
Adjusted EBITDA	$36.2	$7.0	$(20.0)	$23.2
Add: Stock-based compensation expense	1.9	0.1	1.8	3.8
Less: Realized and unrealized gain (loss)(6)	(7.0)	(4.1)	—	(11.1)
Less: Third party non-controlling interests(7)	—	(0.2)	—	(0.2)
Operating EBITDA	$45.1	$11.4	$(18.2)	$38.3

_______________________________
The footnotes below correspond to the tables above, under “—Adjusted EBITDA and Operating EBITDA - Non-GAAP”

(1)	Includes discontinued operations related to Care. For more information, see “Note—(3) Dispositions, Assets Held for Sale & Discontinued Operations.”
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

($ in millions, except per share information)	As of September 30,
	2019	2018
Total stockholders’ equity	$407.4	$396.0
Less non-controlling interests - other	12.6	9.1
Total stockholders’ equity, net of non-controlling interests - other	$394.8	$386.9
Total Common shares outstanding	34.6	35.9
Book value per share	$11.43	$10.77

Invested & Total Capital - Non-GAAP

Invested Capital represents its total cash investment, including any re-investment of earnings, and acquisition costs, net of tax. Total Capital represents Invested Capital plus corporate debt.

($ in millions)	As of September 30,
	2019	2018
Total stockholders’ equity	$407.4	$396.0
Less non-controlling interest - other	12.6	9.1
Total stockholders’ equity, net of non-controlling interests - other	$394.8	$386.9
Plus Specialty Insurance accumulated depreciation and amortization, net of tax	47.9	41.4
Plus acquisition costs	4.2	4.1
Invested Capital	$446.9	$432.4
Plus corporate debt	229.2	235.1
Total Capital	$676.1	$667.5

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

The following table provides a reconciliation between underwriting margin and pre-tax income for the following periods:

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues:	2019	2018	2019	2018
Net earned premiums	$129.2	$116.1	$364.7	$317.8
Service and administrative fees	26.1	26.1	78.7	75.6
Ceding commissions	1.6	2.3	7.2	6.8
Other income	1.3	0.6	3.1	1.9
Underwriting Revenues - Non-GAAP	$158.2	$145.1	$453.7	$402.1
Less underwriting expenses:
Policy and contract benefits	44.0	44.5	124.3	115.3
Commission expense	77.5	69.2	225.1	194.4
Underwriting Margin - Non-GAAP	$36.7	$31.4	$104.3	$92.4
Less operating expenses:
Employee compensation and benefits	12.6	11.1	36.7	33.1
Other expenses (excluding debt extinguishment expenses)	11.8	10.7	35.3	31.8
Combined Ratio	92.1%	93.2%	92.8%	93.1%
Plus investment revenues:
Net investment income	3.0	4.6	10.7	13.7
Net realized and unrealized gains	(1.1)	(1.1)	4.7	(3.1)
Less other expenses:
Interest expense	3.6	4.7	11.2	13.8
Debt extinguishment expenses	—	—	1.2	0.4
Depreciation and amortization expenses	2.3	2.7	6.9	8.1
Pre-tax income (loss)	$8.3	$5.7	$28.4	$15.8

Specialty Insurance Investment Portfolio - Non-GAAP

The following table provides a reconciliation between total investments and net investments for the following periods:

($ in millions)	As of September 30,
	2019	2018
Total Investments	$414.3	$495.7
Investment portfolio debt (1)	—	(93.4)
Cash and cash equivalents	117.8	31.1
Restricted cash (2)	—	3.0
Receivable due from brokers (3)	3.1	2.3
Liability due to brokers (3)	(21.5)	(0.4)
Net investments - Non-GAAP	$513.7	$438.3
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

As of September 30, 2019, cash and cash equivalents, excluding restricted cash, were $136.1 million, compared to $86.0 million at December 31, 2018, an increase of $50.1 million.

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

Corporate Debt

($ in millions)	Corporate Debt Outstanding as of September 30,		Interest Expense for the Three Months Ended September 30,		Interest Expense for the Nine Months Ended September 30,
	2019	2018	2019	2018	2019	2018
Specialty insurance	$160.0	$162.0	$3.3	$3.4	$10.0	$10.0
Corporate	69.2	73.1	1.6	2.2	4.8	3.4
Total	$229.2	$235.1	$4.9	$5.6	$14.8	$13.4

Our credit facility with Fortress carries a rate of LIBOR (with a minimum LIBOR rate of 1.25%), plus a margin of 5.50% per annum. We are required to make quarterly principal payments of approximately $1.0 million, subject to adjustment based on the Net Leverage Ratio (as defined in the credit agreement) at the end of each fiscal quarter. The outstanding debt under the Fortress credit agreement was $69.2 million as of September 30, 2019 compared to $73.1 million as of September 30, 2018. On May 4, 2018, we amended the Fortress credit agreement to increase the amount outstanding, while extending the maturity date to September 18, 2020 and lowering the interest rate margin from 6.50% to 5.50%.

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

Consolidated Comparison of Cash Flows

($ in millions)	Nine Months Ended September 30,
Total cash provided by (used in):	2019	2018
Net cash (used in) provided by:
Operating activities	19.4	43.6
Investing activities	67.7	(92.1)
Financing activities	(27.8)	(7.0)
Net increase (decrease) in cash, cash equivalents and restricted cash	$59.3	$(55.5)
Cash provided by operating activities was $19.4 million for the nine months ended September 30, 2019 compared to $43.6 million of cash provided by operating activities in the prior year period. In 2019, the primary sources of cash from operating activities included consolidated net income (excluding unrealized gains and losses), increases in unearned premiums and deferred revenues, offset by increases in notes and accounts receivable, reinsurance receivables and deferred acquisition costs related to growth in our insurance operations. In the 2018 period, the primary sources of cash included mortgage sales outpacing originations in our loan origination business and increases in unearned premiums, reinsurance payable and policy liabilities in our insurance operations, partially offset primarily by increases in reinsurance receivables and notes and accounts receivable.

Cash provided by investing activities was $67.7 million for the nine months ended September 30, 2019 compared to $92.1 million of cash used in investing activities for the prior year period. During 2019, we reduced our investments in loans and used a substantial portion of the proceeds to repay asset-based debt. We also received proceeds associated with a contingent earn-out from our sale of Care. In the 2018 period, the primary uses of cash were purchases of investments exceeding proceeds from sales and maturities of investments in our insurance investment portfolio.

Cash used in financing activities was $27.8 million for the nine months ended September 30, 2019 compared to $7.0 million in the prior year period. In 2019, we fully repaid outstanding asset-based borrowings in our credit loan fund held within our insurance investment portfolio and we repurchased $9.1 million of the Company’s Common Stock. In the 2018 period, the primary uses of cash from financing activities were repurchases of Common Stock, principal paydowns on outstanding asset-based borrowings in our credit loan and non-performing loan funds held within our insurance investment portfolio and principal paydowns exceeding new borrowings on debt facilities in our mortgage business, partially offset by new borrowings under our credit facility.

Contractual Obligations

The table below summarizes consolidated contractual obligations by period for payments that are due as of September 30, 2019:

($ in millions)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Corporate debt	$69.2	$—	$—	$160.0	$229.2
Asset based debt	88.6	19.7	—	—	108.3
Total debt (1)	$157.8	$19.7	$—	$160.0	$337.5
Operating lease obligations (2)	7.3	13.0	9.8	12.8	42.9
Total	$165.1	$32.7	$9.8	$172.8	$380.4

(1)	See Note (10) Debt, net, in the accompanying condensed consolidated financial statements for additional information.

(2)	Minimum rental obligation for office leases. The total rent expense for the nine months ended September 30, 2019 and 2018 was $6.5 million and $5.2 million, respectively.

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

Recently Adopted and Issued Accounting Standards

For a discussion of recently adopted and issued accounting standards, see the section “Recent Accounting Standards” in Note (2) Summary of Significant Accounting Policies of the notes to the accompanying condensed consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, we enter into various off-balance sheet arrangements including entering into derivative financial instruments and hedging transactions, operating leases and sponsoring and owning interests in consolidated and non-consolidated variable interest entities.

Further disclosure on our off-balance sheet arrangements as of September 30, 2019 is presented in the “Notes to Condensed Consolidated Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” of this filing as follows:

•	Note (9) Derivative Financial Instruments and Hedging

•	Note (20) Commitments and Contingencies

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our 2018 Annual Report on Form 10-K described our Quantitative and Qualitative Disclosures About Market Risk. There were no material changes to the assumptions or risks during the nine months ended September 30, 2019.

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

Share repurchase activity for the three months ended September 30, 2019 was as follows:

Period	Purchaser	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2019 to July 31, 2019	Tiptree Inc.	—	$—	—	$20,000,000
August 1, 2019 to August 31, 2019	Tiptree Inc.	—	$—	—	$20,000,000
September 1, 2019 to September 30, 2019	Tiptree Inc.	—	$—	—	$20,000,000
	Total	—	$—	—	$—

(1)	On May 2, 2019, the Board of Directors of Tiptree (“Board”) authorized Tiptree’s Executive Committee to repurchase up to $20 million of its outstanding Common Stock in the aggregate from time to time.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits, Financial Statement Schedules

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Tiptree Inc. has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Tiptree Inc.

Date:	November 6, 2019	By:/s/ Michael Barnes
Michael Barnes
Executive Chairman

Date:	November 6, 2019	By:/s/ Jonathan Ilany
Jonathan Ilany
Chief Executive Officer

Date:	November 6, 2019	By:/s/ Sandra Bell
Sandra Bell
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Executive Chairman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Executive Chairman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2019 and 2018, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine month periods ended September 30, 2019 and 2018, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018 and (vi) the Notes to the Condensed Consolidated Financial Statements.