Form 10-K
period 2019-12-31
TIPTREE INC.
filed 2020-03-12
CIK 1393726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was approximately $165,548,439, based upon the closing sales price of $6.30 per share as reported on the Nasdaq Capital Market. For purposes of this calculation, all of the registrant’s directors and executive officers were deemed to be affiliates of the registrant.
As of March 10, 2020, there were 34,425,847 shares, par value $0.001, of the registrant’s Common Stock outstanding.

Documents Incorporated by Reference
Certain information in the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission relating to the registrant’s 2020 Annual Meeting of Stockholders is incorporated by reference into Part III.

TIPTREE INC.
Annual Report on Form 10-K
December 31, 2019
Table of Contents

TIPTREE INC.
Annual Report on Form 10-K
December 31, 2019
Table of Contents

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

Market and Industry Data

Certain market data and industry data included in this Annual Report on Form 10-K were obtained from reports of governmental agencies and industry publications and surveys. We believe the data from third party sources to be reliable based upon our management’s knowledge of the industry, but have not independently verified such data and as such, make no guarantees as to its accuracy, completeness or timeliness.

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
“consolidated CLOs” means, for the year ended December 31, 2015: Telos 2, Telos 4, Telos 5 and Telos 6; and for the years ended December 31, 2016 and 2017, Telos 5, Telos 6 and Telos 7. During 2017, the Company exited all consolidated CLOs.
“Corvid Peak” means collectively: Corvid Peak Holdings, L.P., Corvid Peak Capital Management, LLC, Corvid Peak GP Holdings, LLC and Corvid Peak Holdings GP, LLC, formerly known as “Tricadia”.
“Dodd-Frank Act” means the Dodd-Frank Wall Street Reform and Consumer Protection Act.
“EBITDA” means earnings before interest, taxes, depreciation and amortization.
“EU” means European Union.
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
“GSE” means government-sponsored enterprise.
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
“Smart AutoCare” means the following entities and their subsidiaries operating under the Smart AutoCare brand: SAC Holdings, Inc., Freedom Insurance Company, Ltd., Dealer Motor Services, Inc., Independent Dealer Group, Inc., Ownershield, Inc. and Accelerated Service Enterprises, LLC.
“TAMCO” means Tiptree Asset Management Company, LLC.
“Tax Act” means Public Law no. 115-97, commonly referred to as the Tax Cuts and Jobs Act.
“Telos” means Telos Asset Management, LLC.
“Telos 2” means Telos CLO 2007-2, Ltd.
“Telos 4” means Telos CLO 2013-4, Ltd.
“Telos 5” means Telos CLO 2014-5, Ltd.
“Telos 6” means Telos CLO 2014-6, Ltd.
“Telos 7” means Telos CLO 2016-7, Ltd.
“TFP” means Tiptree Financial Partners, L.P.
“Tiptree”, the “Company”, “we”, “its”, “us” and “our” means, unless otherwise indicated by the context, Tiptree Inc. and its consolidated subsidiaries.
“Transition Services Agreement” means the Amended and Restated Transition Services Agreement between Corvid Peak and Tiptree Inc., effective as of January 1, 2019.”
“Tricadia” means collectively, Tricadia Holdings, L.P., Tricadia Capital Management, LLC, Tricadia Holdings GP, LLC, Tricadia Holdings and Tricadia GP Holdings LLC.

Item 1. Business

OVERVIEW

Our Business

Tiptree is a holding company that allocates capital across a broad spectrum of businesses, assets and other investments. Our principal operating subsidiary and primary source of earnings, Tiptree Insurance, along with its subsidiaries, is a leading provider of specialty insurance, warranty products and related administration services. We also generate earnings from a diverse group of select investments that we refer to as Tiptree Capital.

Our business is comprised of the following:

•	Tiptree Insurance

–
Operations - We underwrite and administer programs, including credit protection, warranty and service contracts, and niche commercial and consumer insurance lines. The significant majority of our products are sold through independent agents. Tiptree Insurance includes the Fortegra and, as of January 3, 2020, the Smart AutoCare brands.

–
Investments - We invest a majority of our insurance related investment assets in high quality fixed income securities to support our claims paying activities. To enhance our investment return objectives, we selectively allocate a portion of our insurance portfolio to higher yielding alternative investments.

•
Tiptree Capital - We also own a diverse group of investments, which includes control investments in businesses, investments in securities and other assets, all of which are managed on a total return basis. We view these investment decisions as distinctly separate from our core insurance operations. We expect the investments within Tiptree Capital to change over time as we exit investments and our outlook on investment opportunities changes. Today, Tiptree Capital consists primarily of investments in shares of Invesque, maritime transportation and mortgage origination operations.

As of December 31, 2019, Tiptree and its consolidated subsidiaries had 1,009 employees (979 on a full time basis), 32 of which were at our corporate headquarters. Corporate employees are responsible for corporate strategy, capital allocation and investment decisions, as well as all public company reporting and compliance.

Our businesses are subject to regulation as described below. The 1940 Act may limit the types and nature of businesses that we engage in and assets that we may acquire. See “Risk Factors-Risks Related to Regulatory and Legal Matters-Maintenance of our 1940 Act exemption will impose limits on our operations.”

Our Operating Principles

At Tiptree, we are continually looking for investment opportunities that fit within our operating principles and make capital allocation decisions for the most efficient deployment of our capital.

Underwrite to a Profit. Our principal strategic objective is to continue expanding our core insurance operations, particularly the specialty insurance and warranty businesses. Our highest priority is to maintain strong underwriting practices, with attention paid to the insurance disciplines of pricing, underwriting and claims management.

Invest for Total Return. Our financial goals are to generate consistent and growing earnings and cash flow, and to enhance shareholder value as measured by growth in book value per share plus dividends. We manage Tiptree with a long-term perspective, balancing cash-flowing investments with opportunities for capital appreciation. We focus on long-term total investment returns, understanding that temporary accounting gains and losses may vary significantly from one period to the next.

Think Like Owners. Efficient deployment of capital is our top priority. We aim to find the best use of capital to create long-term value for our shareholders. We hope to achieve this through a combination of acquisitions, investments in our existing businesses, opportunistic share repurchases and paying a consistent dividend. As of March 10, 2020, directors, officers, employees and related trusts owned 30% of the Company.

Tiptree Insurance

Overview

We conduct our insurance operations through Tiptree Insurance, which includes Fortegra Financial Corporation (together with its subsidiaries, “Fortegra”), an insurance holding company incorporated in 1981, and Tiptree Warranty. Our insurance business underwrites and administers specialty insurance programs and products, and is a leading provider of credit and asset protection products and administration services. Our programs are provided across a diverse range of products and services including credit protection insurance, warranty and service contract products, premium finance, and niche personal and commercial lines of insurance. On January 3, 2020, Tiptree Warranty acquired Smart AutoCare, a rapidly growing vehicle warranty solutions provider in the United States.

Products and Services

Credit Protection Insurance - Our credit protection insurance products are designed to offer consumers protection from life events that limit a borrower’s ability to make payments on outstanding loan balances. These products offer consumers the option to protect installment and credit card loan balances or payments in the event of death, involuntary unemployment, disability, or covered losses on property securing the loans.

Warranty and Service Contracts - Our warranty and service contract products provide consumers with coverage on automobiles, consumer electronics, mobile devices, appliances, and furniture and bedding, protecting them from certain covered losses. These products offer replacement, service or repair coverage in the event of mechanical breakdown, accidental damage, theft and water damage. Our warranty and service contracts are extensions of select warranty coverage initially provided by original equipment manufacturers.

Specialty Programs - We offer insurance programs focused on fronting and underwriting certain niche light commercial and personal lines insurance coverages for general agents and other program managers that require broad licensure, an “A-” or better A.M. Best rating, and specialized knowledge and expertise to distribute their products. We grant these general agents and program managers’ authority to produce, underwrite and administer policies subject to our underwriting and pricing guidelines. We typically transfer all or a substantial portion of the underwriting risk on these programs to third party reinsurers for which we are paid a fee.

Services and Other - We have several other products which provide value-add services to our customers, including premium finance and business processing services.

Marketing and Distribution

We distribute our credit and warranty products through independent agents and distribution partnerships with our clients, including consumer finance companies, retailers, automobile dealers, credit card issuers, credit unions and regional and community banks. We leverage our clients’ brand and customer base to distribute multiple products and services. Our specialty light commercial and personal program insurance products are generally marketed through a network of independent insurance brokers and managing general agencies. In each case, we pay a commission-based fee to our marketing partners.

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

A significant portion of our marketing partnership commission agreements are on a variable or retrospective commission basis, which allows us to adjust commissions on the basis of claims experience. Under these types of arrangements, the compensation to our marketing partners is based upon the actual losses incurred compared to premiums earned. We believe these types of contractual arrangements align their economic interests with ours, help us to better manage our risk exposure and deliver more consistent profit margins with respect to these types of arrangements.

Investment Portfolio

Our investment strategy is designed to achieve attractive risk-adjusted returns across select asset classes, sectors and geographies while maintaining adequate liquidity to meet our claims payment obligations. We rely on conservative underwriting practices to generate investable funds while minimizing our underwriting risk. We invest a majority of our investable assets in high quality fixed income securities with relatively short durations, designed to deliver sufficient liquidity to meet claims as incurred. The balance of our investable assets are invested in asset classes that we believe will produce higher risk-adjusted returns over the long term, a significant portion of which are self-managed using internal asset management professionals and resources.

Risk Management

Consistent with standard industry practice for most insurance companies, we use reinsurance to manage our underwriting risk and efficiently utilize capital. A significant portion of our distribution partners of credit protection insurance and warranty products use captive reinsurance companies to assume the insurance risk on the products they distribute. These captive reinsurance companies are known as producer owned reinsurance companies (“PORC”) and in many instances each PORC assumes nearly all of the underwriting risk associated with the insurance products they distribute. In these instances, we act in a fronting and administrative capacity on behalf of each PORC, providing underwriting and claims management services. We receive an administration fee that compensates us for our expenses associated with underwriting and servicing the underlying policies and provides us with stable margins for these services. We generally require cash collateral to secure the reinsurance receivable in the event that a PORC is unable to pay the claims it has assumed. In our niche light commercial and personal insurance program business, our reinsurers are highly rated, well-capitalized professional third party reinsurers.

Our Competitive Strengths

Specialty Focus

We have a history of operating in niche insurance markets that require specialized knowledge, administrative capabilities and expertise to profitably service and/or underwrite policies or insurance coverages. Our expertise and focus, developed over Fortegra’s 35-year history, has contributed to our position as one of the leading providers of credit insurance products in the United States. In addition, our “A-” (Excellent) (stable outlook) rating by A.M. Best and broad licensure provide us the opportunity to write niche commercial and personal lines insurance programs through managing general agents and other program managers to whom we have granted authority to produce, underwrite and administer policies that meet our underwriting and pricing guidelines. In the markets we serve, we focus on underwriting small premium policies and contracts where we can utilize our technology and refined administration processes to efficiently manage the high volume of policies and claims that result from serving large numbers of small policyholders and contract holders. We believe these markets have fewer competitors and higher barriers to entry than other segments of the insurance market, providing us with greater flexibility on pricing and terms, and better, more consistent underwriting margins. We intend to continue to expand into other niche markets where we believe we can capitalize on opportunities presented by our underwriting expertise and operating platform.

Broad Service Delivery Expertise

Over the years, we have invested resources and developed the expertise to provide a variety of products and services for our marketing and distribution partners, including policy underwriting and issuance, administration and claims management, back office processing and premium financing. Integrated, proprietary technology delivers low cost, highly automated services to our clients, while our scalable technology infrastructure affords us the opportunity to add new clients and services without significant additional expense. The breadth of our capabilities enables us to provide multiple services to each client, thus creating the opportunity to generate more revenue and establish more entrenched relationships with clients. We believe our broad capabilities and consistent service delivery are key drivers of our high client retention rates. In our credit protection insurance products, our annual renewal rates are consistently in excess of 90%, which we believe is among the highest in the industry and distinguishes us from many of our peers.

Significant Fee-based Revenue

We seek to complement our underwriting income with substantial fee-based revenues from the various value-added services we provide our marketing and distribution partners. A significant portion of our revenues are derived from fees and are not solely dependent upon the underwriting performance of our insurance products, resulting in more diversified and consistent earnings. Our fee-based revenues are primarily generated in both our regulated insurance entities as well as non-regulated service companies. We believe fees generated outside of regulated insurance entities provide us greater financial flexibility than traditional insurance carriers.

Investment Capabilities

Our investment management operations provide access to broad investment expertise and a range of investment opportunities. We believe our ability to source a broader universe of investments, provides us the opportunity to generate superior risk-adjusted investment returns over the long term versus other competition.

Market Opportunity

Credit Insurance

We are a leading provider of credit insurance protection products in the United States and believe we are well positioned to increase our market share both organically and potentially through acquisition. We believe our capabilities and reputation have allowed us to better position ourselves competitively for new business and renewals in the marketplace. We also believe our market position, capabilities and reputation will make us a preferred acquisition partner for smaller competitors that may choose to exit the market or desire a partner with more resources.

Warranty Products

We believe we can significantly increase our market presence in the warranty sector. We entered the warranty market as a natural extension of our insurance products given that it possesses similar attributes and distribution channels. Our warranty market gross premiums written equivalents grew to $233.0 million in the year ended December 31, 2019, compared to $50.5 million in the year ended December 31, 2015, which represents a 46.6% compounded annual growth rate. We believe the demand from consumers for extended service contracts on products such as automobiles, furniture, mobile phones and electronics will continue to drive long-term growth opportunities. We believe our acquisition of Smart AutoCare, combined with Fortegra, position us as a leading provider of automobile extended service contracts.

International Markets

We are in the process of selectively expanding our product offerings to international markets such as Europe, Asia and Canada, where we believe profitable opportunities exist. In 2018, we expanded into Europe where we believe our existing product offerings can be successfully distributed while maintaining similar levels of our existing underwriting performance.

Competition

We operate in several markets, and believe that no single competitor competes against us in all of our business lines. The competition in the markets in which we operate is a function of many factors, including price, industry knowledge, quality of client service, sales force effectiveness, technology platforms and processes, the security and integrity of information systems, financial strength ratings, breadth of products and services, brand recognition and reputation. Our credit protection products and warranty service contracts compete with similar products of insurance companies, warranty companies and other insurance service providers. Many of our competitors are significantly larger, have greater access to capital and may possess other competitive advantages. We compete with several multi-national and regional insurance companies that may have expertise in our niche products. Our competitors include: Assurant, Inc., Asurion, LLC, AmTrust Financial Services, Inc., eSecuritel Holdings, LLC, State National Companies Inc. (acquired by Markel in 2017) and several regional companies.

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

Our insurance company subsidiaries are domiciled in several states, including California, Delaware, Georgia, Kentucky, Louisiana and Wisconsin. The regulation, supervision and administration by state departments of insurance relate, among other things, to: standards of solvency that must be met and maintained, restrictions on the payment of dividends, changes in control of insurance companies, the licensing of insurers and their agents and other producers, the types of insurance that may be written, privacy practices, the ability to enter and exit certain insurance markets, the nature of and limitations on investments and premium rates, or restrictions on the size of risks that may be insured under a single policy, reserves and provisions for unearned premiums, losses and other obligations, deposits of securities for the benefit of policyholders, payment of sales compensation to third parties, approval of policy forms and the regulation of market conduct, including underwriting and claims practices. As part of their routine regulatory oversight process, state insurance departments conduct periodic detailed examinations of the books, records, accounts and operations of insurance companies that are domiciled in their states.

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

The NAIC provides model insurance laws and regulations for adoption by the states and standardized insurance industry accounting and reporting guidance. However, model insurance laws and regulations only become effective when adopted and enacted by the states, and statutory accounting and reporting principles continue to be established by individual state laws, regulations and permitted practices. The NAIC has adopted a model act with risk-based capital (“RBC”) formulas to be applied to insurance companies to measure the minimum amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. State insurance regulators use RBC standards to determine appropriate actions relating to insurers that show signs of weak or deteriorating conditions. The domiciliary states of our insurance company subsidiaries have adopted laws substantially similar to the NAIC’s RBC model act.

Our insurance holding company is subject to the respective state insurance holding company statutes which may require prior regulatory approval or non-disapproval of material transactions between an insurance company and an affiliate or of an acquisition of control of a domestic insurer and payments of extraordinary dividends or distributions.

Our insurance and warranty businesses are subject to U.S. federal and state regulations governing the protection of personal confidential information and data security, including the Gramm-Leach-Bliley Act, New York Department of Financial Services Cybersecurity Regulation and California Consumer Privacy Act.

Our subsidiaries operating in the EU are subject to the General Data Protection Regulation, or the “GDPR,” which regulates data protection for all individuals within the EU, which became effective on May 25, 2018.

Our insurance subsidiaries that are domiciled in Turks and Caicos must satisfy local regulatory requirements, such as filing annual financial statements, filing annual certificates of compliance and paying annual fees.

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

Employees

At December 31, 2019, Tiptree Insurance employed 399 employees, of which 395 were on a full time basis.

Tiptree Capital

We own a diversified group of investments across a broad spectrum of businesses and assets. These investments are owned and managed separately as Tiptree Capital. We manage Tiptree Capital on a total return basis, balancing current cash flow and long-term value appreciation.

When assessing potential acquisitions and investments, we look for opportunities that:

•	have strong and experienced management teams;

•	can generate long term attractive total returns;

•	complement existing businesses or strategies; and

•	have sustainable and scalable business models.

We expect the investments within Tiptree Capital to change over time as we exit investments and reallocate capital to new investment opportunities. Though we do not have any specific sector focus, historically, the majority of our investments have occurred within four major sectors: asset management, real assets, specialty finance and credit investments.

Tiptree Capital currently includes:

•	Our share holdings of Invesque, a publicly traded real estate investment company that specializes in health care and senior living property investment throughout North America.

•	Our investment holdings in the maritime transportation sector, specifically in dry bulk vessels and product tankers that transport commodities, such as coal, grains and clean petroleum products.

•	Our investment in the mortgage finance sector, primarily our ownership of Reliance, an originator of conforming and government single family, residential mortgage loans.

Competitive Strengths

The depth and breadth of experience of our management team enables us to source, structure, execute and manage the capital allocated to Tiptree Capital. In addition, in each of our investments, we benefit by partnering with experienced management teams and third party managers, which we have hired or chosen based on their depth of experience in their respective sectors.

Competition

In the sectors in which Tiptree Capital participates, the markets are highly competitive. There are a large number of competitors offering similar products and services, including many that operate on an international scale, and which are often affiliated with major multi-national companies, commercial financial institutions or investment banks. Many of these organizations have substantially more personnel and greater financial and commercial resources than we do. Some of these competitors have proprietary products and distribution capabilities that may make it more difficult for us to compete with them. Some competitors also have greater name recognition, have managed their businesses for longer periods of time, have greater experience over a wider range of products or have other competitive advantages.

Regulation

In the sectors in which Tiptree Capital participates, we are subject to extensive regulation by international, federal, state and local governmental authorities, including the SEC, CFPB, the Federal Trade Commission, the EU, the UK and various state agencies. Our asset manager is registered with the SEC as an investment advisor and is subject to various federal and state laws and regulations and rules of various securities regulators and exchanges. These laws and regulations primarily are intended to protect clients and generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with such laws and regulations.

Our investments in maritime transportation are regulated under international conventions, classification societies, national, state and local laws and regulations in force in the jurisdictions in which our vessels operate, as well as in the country or countries of their registration, that mandate safety and environmental protection policies. Government regulation of vessels, particularly environmental regulations, have become more stringent and may require us to incur significant capital expenditures on our vessels. Our international operations and activities also expose us to risks associated with trade and economic sanctions, prohibitions or other restrictions imposed by the United States or other governments or organizations, including the United Nations, the EU and its member countries. Under economic and trade sanctions laws, governments may seek to impose modifications to, prohibitions/restrictions on business practices and activities, and modifications to compliance programs, which may increase compliance costs, and, in the event of a violation, may subject us to fines and other penalties. In our international activities, we are subject to anti-corruption, anti-bribery, anti-money laundering and similar laws and regulations in various jurisdictions in which we conduct business, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act 2010. We operate in countries known to present heightened risks for corruption, and our dry bulk shipping and related operations requires us to interact with government officials, including port officials, harbor masters, maritime regulators, customs officials and pilots.

Our investment in the mortgage sector must comply with a number of federal, state and local consumer protection and privacy laws including laws that apply to loan origination, fair lending, debt collection, use of credit reports, safeguarding of non-public personally identifiable information about customers, foreclosure and claims handling, investment of and interest payments on escrow balances and escrow payment features, and mandate certain disclosures and notices to borrowers.

Employees

At December 31, 2019, Tiptree Capital’s combined operations had 583 employees of which 557 were on a full time basis.

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

Our Investor Relations Department can be contacted at Tiptree Inc., 299 Park Avenue, 13th Floor, New York, NY, 10171, Attn: Investor Relations, telephone: (212) 446-1400, email: IR@tiptreeinc.com.

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

Our assets include equity securities, real estate, dry-bulk vessels and product tankers, non-controlling interests in credit assets and related equity interests which may be illiquid or have limited liquidity. It may be difficult for us to dispose of assets with limited liquidity rapidly, or at favorable prices, if at all. In addition, assets with limited liquidity may be more difficult to value and may be sold at a substantial discount or experience more volatility than more liquid assets. We may not be able to dispose of assets at the carrying value reflected in our financial statements. Our results of operations and cash flows may be materially and adversely affected if our determinations regarding the fair value of our illiquid assets are materially higher than the values ultimately realized upon their disposal.

Our investment in Invesque shares is subject to market volatility and the risk that Invesque changes its dividend policy.

As of December 31, 2019, we owned 16.6 million shares, or approximately 31%, of Invesque, a real estate investment company that specializes in health care real estate and senior living property investment throughout North America. The value of our Invesque shares is reported at fair market value on a quarterly basis and fluctuates. Invesque has historically paid monthly dividends but there can be no assurance that Invesque will continue to pay dividends in the same frequency or amount. A loss in the fair market value of our Invesque shares or a reduction or discontinuation in the dividends paid on our Invesque shares could have a material adverse effect on our financial condition and results of operations. To the extent we determine to sell all or a portion of our Invesque shares, there can be no assurance that we will be able to do so on a timely basis or at acceptable prices.

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

We regularly evaluate strategic acquisition opportunities for growth. Acquired companies and operations may have unforeseen operating difficulties and may require greater than expected financial and other resources. In addition, potential issues associated with acquisitions, including Smart AutoCare, could among other things, include:

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

Our insurance subsidiaries are subject to statutory capital and reserve requirements established by applicable insurance regulators based on RBC formulas. In any particular year, these requirements may increase or decrease depending on a variety of factors, most of which are outside our control, such as the amount of statutory income or losses generated, changes in equity market levels, the value of fixed-income and equity securities in the subsidiary’s investment portfolio, changes in interest rates and foreign currency exchange rates, as well as changes to the RBC formulas used by insurance regulators. Increases in the amount of additional statutory reserves that our insurance subsidiaries are required to hold may adversely affect our financial condition and results of operations.

Our insurance subsidiaries’ actual claims losses may exceed their reserves for claims, which may require them to establish additional reserves that may materially and adversely affect their business, results of operations and financial condition.

Our insurance subsidiaries maintain reserves to cover their estimated ultimate exposure for claims with respect to reported claims, and incurred, but not reported, claims as of the end of each accounting period. Reserves, whether calculated under GAAP or statutory accounting principles, do not represent an exact calculation of exposure. Instead, they represent our insurance subsidiaries’ best estimates, generally involving actuarial projections, of the ultimate settlement and administration costs for a claim or group of claims, based on our assessment of facts and circumstances known at the time of calculation. The adequacy of reserves will be impacted by future trends in claims severity, frequency, judicial theories of liability and other factors. These variables are affected by external factors such as changes in the economic cycle, unemployment, inflation, judicial trends, legislative changes, as well as changes in claims handling procedures. Many of these items are not directly quantifiable, particularly on a prospective basis. Reserve estimates are refined as experience develops. Adjustments to reserves, both positive and negative, are reflected in the statement of operations of the period in which such estimates are updated. Because the establishment of reserves is an inherently uncertain process involving estimates of future losses, we can give no assurances that ultimate losses will not exceed existing claims reserves. In general, future loss development could require reserves to be increased, which could have a material adverse effect on our insurance subsidiaries’ business, results of operations and financial condition.

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

Claims paying ability ratings, sometimes referred to as financial strength ratings, indicate a rating agency’s view of an insurance company’s ability to meet its obligations to its policy holders. These ratings are therefore key factors underlying the competitive position of insurers. Some distributors of insurance products may choose not to do business with insurance companies that are rated below certain financial strength ratings. Our insurance subsidiaries currently have a rating of “A-” from A.M. Best. Rating agencies can be expected to continue to monitor our insurance subsidiaries’ financial strength and claims paying ability, and no assurances can be given that future ratings downgrades will not occur, whether due to changes in their performance, changes in rating agencies’ industry views or ratings methodologies, or a combination of such factors. A ratings downgrade or the potential for such a downgrade in a rating could, to the extent applicable to a particular type of policy, adversely affect relationships with distributors of insurance products, reduce new policy sales and adversely affect our ability to compete in the insurance industry.

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

We review our vessels for impairment whenever events or changes in circumstances indicate that the carrying amount of the vessels may not be recoverable. Such indicators include declines in the fair market value of vessels, decreases in market charter rates, vessel sale and purchase considerations, fleet utilization, vessels’ useful lives, scrap values, regulatory changes in the dry bulk and product tanker shipping industry or changes in business plans or overall market conditions that may adversely affect cash flows. We may be required to record an impairment charge with respect to our vessels and any such impairment charge may have a material adverse effect on our business, financial condition and results of operations.

Charter hire rates for dry bulk vessels and product tankers are volatile.

The dry bulk and product tanker shipping industry is cyclical with high volatility in charter hire rates and profitability.  The degree of charter hire rate volatility among different types of dry bulk vessels and product tankers has varied widely. Fluctuations in charter rates result from changes in the supply of and demand for vessel capacity and changes in the supply of and demand for the major commodities carried by dry bulk vessels internationally and for oil, oil products and chemicals carried by product tankers. Demand is a function of world economic conditions and the consequent requirement for commodities, oil and oil products, production and consumption patterns, as well as events, which interrupt production, trade routes, and consumption. The factors affecting the supply of and demand for vessels are outside of our control and are unpredictable. We may not be able to employ our vessels at charter rates as favorable to us as historical rates or operate our vessels profitably. Significant declines in dry bulk or product tanker charter rates could adversely affect our revenues and profitability.

Our vessels may suffer damage and we may face unexpected drydocking costs.

If our vessels suffer damage, they may need to be repaired at a drydocking facility. The costs of drydock repairs are unpredictable and can be substantial. The loss of earnings while a vessel is being repaired and repositioned, as well as the actual cost of these repairs not covered by our insurance, would decrease our earnings and available cash. While we carry insurance on our vessels, that insurance may not be sufficient to cover all or any of the costs or losses for damages to our vessels and we may have to pay drydocking costs not covered by our insurance.

The operation of dry bulk vessels and product tankers has certain unique operational risks.

With a dry bulk vessel, the cargo itself and its interaction with the vessel may create operational risks. By their nature, dry bulk cargoes are often heavy, dense and easily shifted, and they may react badly to water exposure. In addition, dry bulk vessels are often subjected to battering treatment during unloading operations with grabs, jackhammers (to pry encrusted cargoes out of the hold) and small bulldozers. This treatment may cause damage to the vessel. Vessels damaged due to treatment during unloading procedures may be more susceptible to breach while at sea. Breaches of a dry bulk vessel’s hull may lead to the flooding of the vessel’s holds. If a dry bulk vessel suffers flooding in its forward holds, the bulk cargo may become so dense and waterlogged that its pressure may buckle the vessel’s bulkheads, leading to the loss of a vessel. If we do not adequately maintain our vessels, we may be unable to prevent these events.

In addition, the operation of product tankers has unique operational risks associated with the transportation of oil and chemical products. An oil or chemical spill may cause significant environmental damage, and the associated costs could exceed the insurance coverage available to us. Compared to other types of vessels, tankers are exposed to a higher risk of damage and loss by fire, whether ignited by a terrorist attack, collision, or other cause, due to the high flammability and high volume of the oil or chemicals transported in tankers. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

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

Our mortgage business is highly dependent upon programs administered by GSEs, such as Fannie Mae and Freddie Mac, as well as Ginnie Mae, to generate revenues through mortgage loan sales to institutional investors. Any changes in existing U.S. government-sponsored mortgage programs could materially and adversely affect our mortgage business, financial condition and results of operations.

There is uncertainty regarding the future of Fannie Mae and Freddie Mac, including with respect to how long they will continue to be in existence, the extent of their roles in the market and what forms they will have. The future roles of Fannie Mae and Freddie Mac could be reduced or eliminated and the nature of their guarantees could be limited or eliminated relative to historical measurements. The elimination or modification of the traditional roles of Fannie Mae or Freddie Mac could adversely affect our mortgage business, financial condition and results of operations. Furthermore, any discontinuation of, or significant reduction in, the operation of these GSEs and Ginnie Mae, or any significant adverse change in the level of activity of these agencies in the primary or secondary mortgage markets or in the underwriting criteria of these agencies could materially and adversely affect our business, financial condition and results of operations.

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

We leverage certain of our assets, including through borrowings, generally through warehouse credit facilities, secured loans, securitizations and other borrowings. A rapid decline in the fair value of our leveraged assets may adversely affect us. Lenders may require us to post additional collateral to support the borrowing. If we cannot post the additional collateral, we may have to rapidly liquidate assets, which we may be unable to do on favorable terms or at all. Even after liquidating assets, we may still be unable to post the required collateral, further harming our liquidity and subjecting us to liability to lenders for the declines in the fair values of the collateral. A reduction in credit availability may adversely affect our business, financial condition and results of operations.

Certain of our and our subsidiaries’ assets are subject to credit risk, market risk, interest rate risk, credit spread risk, call and redemption risk and refinancing risk, and any one of these risks may materially and adversely affect the value of our assets, our results of operations and our financial condition.

Some of our assets, including our direct investments, are subject to credit risk, market risk, interest rate risk, credit spread risk, call and redemption risk and refinancing risk.

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

Interest rate risk is the risk that general interest rates will rise or that the risk spread used in our financings will increase. Although interest rates have been at historically low levels for the last several years, a period of sharply rising interest rates could have an adverse impact on our business by negatively impacting demand for mortgages and increasing our cost of borrowing to finance operations.
In addition, in July 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced its intent to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. Due to the uncertainty surrounding the future of LIBOR, it is expected that a transition away from the use of LIBOR to alternative benchmark rates will occur by the end of 2021. We have exposure to LIBOR–based contracts within certain of our finance receivables and loans primarily related to commercial automotive loans, corporate finance loans, and mortgage loans, as well as certain investment securities, derivative contracts, and trust preferred securities, among other arrangements. The discontinuation of LIBOR or LIBOR–based rates will present risks to our business.
Market risk is the risk that one or more markets to which the assets relate will decline in value, including the possibility that such markets will deteriorate sharply and unpredictably, which will likely impair the market value of the related instruments.
Credit spread risk is the risk that the market value of fixed income investments will change in response to changes in perceived or actual credit risk beyond changes that would be attributable to changes, if any, in interest rates.

Call and redemption risk is the risk that fixed income investments will be called or redeemed prior to maturity at a time when yields on other debt instruments in which the call or redemption proceeds could be invested are lower than the yield on the called or redeemed investments.

Refinancing risk is the risk that we will be unable to refinance some or all of our indebtedness or that any refinancing will not be on terms as favorable as those of our existing indebtedness, which could increase our funding costs, limit our ability to borrow, or result in a sale of the leveraged asset on disadvantageous terms.

Any one of the risks described above may materially and adversely affect the value of our assets, our results of operations and our financial condition.

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
Some of our investments and liabilities are not actively traded and the fair value of such investments and liabilities are not readily determinable. Each of these carrying values is based on an estimate of fair value by our management. Management reports the estimated fair value of these investments and liabilities quarterly, which may cause our quarterly operating results to fluctuate. Therefore, our past quarterly results may not be indicative of our performance in future quarters. In addition, because such valuations are inherently uncertain, in some cases based on internal models and unobservable inputs, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments and liabilities existed. As such, we may be unable to realize the carrying value upon a sale of these investments or liabilities.

The accounting rules applicable to certain of our transactions are highly complex and require the application of significant judgment and assumptions by our management. In addition, changes in accounting interpretations or assumptions could impact our financial statements.

Accounting rules for consolidations, income taxes, business acquisitions, transfers of financial assets and other aspects of our operations are highly complex and require the application of judgment and assumptions by our management. In addition, changes in accounting rules, interpretations or assumptions could materially impact the presentation, disclosure and usability of our financial statements. For more information see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates”.

Catastrophic events could significantly impact the Company's business.

Unforeseen or catastrophic events, such as severe weather, natural disasters, pandemic, cyberattacks, acts of war or terrorism and other adverse external events could have a significant impact on the Company's ability to conduct business. Although the Company and its subsidiaries have established disaster recovery plans, there is no guarantee that such plans will allow the Company and its subsidiaries to operate without disruption if such an event was to occur and the occurrence of any such event could have a material adverse effect on the Company's business, which, in turn, could have a material adverse effect on the Company's financial condition and results of operations.

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

Our insurance business’s Junior Subordinated Notes due 2057 restrict dividends to us based on the leverage ratio of our insurance business and its subsidiaries. Our regulated insurance company subsidiaries are required to satisfy minimum capital and surplus requirements according to the laws and regulations of the states in which they operate, which regulate the amount of dividends and distributions we receive from them. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance regulatory approval. Ordinary dividends, for which no regulatory approval is generally required, are limited to amounts determined by a formula, which varies by state. Some states have an additional stipulation that dividends may only be paid out of earned surplus. States also regulate transactions between our insurance company subsidiaries and us or our other subsidiaries, such as those relating to shared services, and in some instances, require prior approval of such transactions within the holding company structure. If insurance regulators determine that payment of an ordinary dividend or any other payments by our insurance company subsidiaries to us or our other subsidiaries (such as payments for employee or other services) would be adverse to policyholders or creditors, the regulators may block or otherwise restrict such payments that would otherwise be permitted without prior approval. In addition, there could be future regulatory actions restricting the ability of our insurance company subsidiaries to pay dividends or share services.

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

We are subject to extensive laws and regulations administered and enforced by a number of different federal and state governmental authorities in the industries in which we operate. Regulation of such industries may increase. In the past several years, there has been significant legislation affecting financial services, insurance and health care, including the Dodd-Frank Act and the Patient Protection and Affordable Care Act. In addition, we are subject to regulations governing the protection of personal confidential information and data security including the Gramm-Leach-Bliley Act, EU General Data Protection Regulation, New York Department Financial Services Cybersecurity Regulation and California Consumer Privacy Act. Accordingly, we cannot predict the impact that any new laws and regulations will have on us. The costs to comply with these laws and regulations may be substantial and could have a significant negative impact on us and limit our ability to pursue business opportunities. We can give no assurances that with changes to laws and regulations, our businesses can continue to be conducted in each jurisdiction in the manner as we have in the past.

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

Due to the highly regulated nature of the residential mortgage industry, our mortgage subsidiaries are required to comply with a wide array of federal, state and local laws and regulations that regulate licensing, allowable fees and loan terms, permissible servicing and debt collection practices, limitations on forced-placed insurance, special consumer protections in connection with default and foreclosure, and protection of confidential, nonpublic consumer information. These laws and regulations are constantly changing and the volume of new or modified laws and regulations has increased in recent years as states and local cities and counties continue to enact laws that either restrict or impose additional obligations in connection with certain loan origination, acquisition and servicing activities in those cities and counties. These laws and regulations are complex and vary greatly among different states and localities, and in some cases, these laws are in conflict with each other or with U.S. federal law. A failure by us or our servicers to comply with applicable laws or regulations could subject our mortgage business and/or our mortgage servicers to lawsuits or governmental actions, which could result in the loss or suspension of our licenses in the applicable jurisdictions where such violations occur and/or monetary fines or changes in our mortgage operations.   If we were to determine to change servicers, there is no assurance that we could find servicers that satisfy our requirements or with whom we could enter into agreements on satisfactory terms. Any of these outcomes could materially and adversely affect our mortgage business.

Our dry bulk shipping and product tanker business and the operation of our vessels are regulated under international conventions, classification societies, national, state and local laws and regulations in force in the jurisdictions in which our vessels operate, as well as in the country or countries of their registration, that mandate safety and environmental protection policies. Government regulation of vessels, particularly environmental regulations, have become more stringent and may require us to incur significant capital expenditures on our vessels.
For example, various jurisdictions have regulated management of ballast waters to prevent the introduction of non-indigenous species that are considered invasive which requires us to make changes to the ballast water management plans we currently have in place and to install new equipment on board our vessels. Various jurisdictions have also regulated or are considering the further regulation of greenhouse gases from vessels and emissions of sulfur and nitrogen oxides, which may increase the cost of new vessels and require retrofitting equipment on existing vessels. Specifically, the International Maritime Organization (“IMO”) set January 1, 2020 as the implementation date for vessels to comply with its low-sulfur fuel oil requirement, which lowers sulfur emission levels from 3.5% to 0.5% (the “IMO 2020 Regulations”). Vessel owners and operators may comply with this regulation by (i) using 0.5% sulfur fuels, which will be available to an as-yet unknown extent around the world by 2020 and likely at a higher cost than 3.5% sulfur fuel; (ii) installing exhaust gas cleaning systems (or “scrubbers”); or (iii) retrofitting vessels to be powered by liquefied natural gas rather than fuel oil.

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

Our international activities increase the compliance risks associated with economic and trade sanctions imposed by the United States, the EU and other jurisdictions.

Our international operations and activities expose us to risks associated with trade and economic sanctions, prohibitions or other restrictions imposed by the United States or other governments or organizations, including the United Nations, the EU and its member countries. Under economic and trade sanctions laws, governments may seek to impose modifications to, prohibitions/restrictions on business practices and activities, and modifications to compliance programs, which may increase compliance costs, and, in the event of a violation, may subject us to fines and other penalties.

We could be materially adversely affected by violations of the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and anti-corruption laws in other applicable jurisdictions.

We are subject to anti-corruption, anti-bribery, anti-money laundering and similar laws and regulations in various jurisdictions in which we conduct business, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act 2010. We operate in countries known to present heightened risks for corruption and our dry bulk shipping and product tankers and related operations requires us to interact with government officials, including port officials, harbor masters, maritime regulators, customs officials and pilots.

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

There are numerous and evolving risks to cybersecurity and privacy from cyber threat actors, including criminal hackers, state-sponsored intrusions, industrial espionage and employee malfeasance. These cyber threat actors are becoming more sophisticated and coordinated in their attempts to access information technology (“IT”) systems and data, including the IT systems of cloud providers and third parties with which the Company conducts or may conduct business. Although the Company devotes significant resources to prevent unwanted intrusions and to protect its systems and data, whether such data is housed internally or by external third parties, the Company has experienced immaterial cyber incidents and will continue to experience cyber incidents of varying degrees in the conduct of its business. Cyber threat actors could compromise the Company’s process control networks or other critical systems and infrastructure, resulting in disruptions to its business operations, access to its financial reporting systems, or loss, misuse or corruption of its critical data and proprietary information, including without limitation its business information and that of its employees, customers, partners and other third parties. Cyber events could result in significant financial losses, legal or regulatory violations, reputational harm, and legal liability and could ultimately have a material adverse effect on the Company’s business and results of operations.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties

Our principal executive office is located at 299 Park Avenue, 13th Floor, New York, New York 10171. We and our subsidiaries lease properties throughout the United States and Europe, all of which are used as administrative offices. We believe that the terms of the leases at each of our subsidiaries are sufficient to meet our present needs and we do not anticipate any difficulty in securing additional space, as needed, on acceptable terms.

As of December 31, 2019, the Company owned 11 single family properties in our insurance segment consisting of REO properties resulting from our investments in non-performing residential mortgage loans.

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

Tiptree considers such litigation customary in the insurance industry. In management's opinion, based on information available at this time, the ultimate resolution of such litigation, which it is vigorously defending, should not be materially adverse to the financial position of Tiptree. However, large punitive damage awards, bearing little relation to actual damages sustained by plaintiffs, have been awarded in certain states against other companies in the credit insurance business. At this time, the Company cannot estimate a range of loss that is reasonably possible.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Tiptree’s Common Stock is traded on the Nasdaq Capital Market under the ticker symbol “TIPT”.

Holders
As of December 31, 2019, there were 56 Common Stockholders of record. This number does not include beneficial owners whose shares are held by nominees in street name.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity for the three months ended December 31, 2019 was as follows:

Period	Purchaser	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2019 to October 31, 2019	Tiptree Inc.	—	$—	—	$—
November 1, 2019 to November 30, 2019	Tiptree Inc.	—	$—	—	$—
December 1, 2019 to December 31, 2019: Open Market Purchases	Tiptree Inc.	—	$—	—	$20,000,000
	Total	—	$—	—	$20,000,000

(1)	On May 2, 2019, the Board of Directors of Tiptree (“Board”) authorized Tiptree’s Executive Committee to repurchase up to $20 million of its outstanding Common Stock in the aggregate from time to time.

Item 6. Selected Financial Data

The following tables set forth our consolidated selected financial data for the periods and as of the dates indicated and are derived from our audited Consolidated Financial Statements. The following consolidated financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in Item 7 of this Form 10-K and the consolidated financial statements and related notes included in Item 8 of this Form 10-K. All amounts pertaining to our results of operations and financial condition are presented on a continuing operations basis. All acquisitions by Tiptree during the five years ended December 31, 2019 are included in results of operations since their respective dates of acquisition.

Consolidated Statement of Operations Data:	For the Years Ended December 31,
(in thousands, except shares and per share amounts)	2019	2018(1)	2017(1)	2016(1)	2015(1)(2)
Total revenues	$772,728	$625,826	$581,798	$506,423	$392,331
Total expenses	743,589	645,622	595,585	477,537	388,346
Net income (loss) attributable to consolidated CLOs (3)	—	—	10,457	20,254	(6,889)
Income (loss) before taxes from continuing operations	29,139	(19,796)	(3,330)	49,140	(2,904)
Less: provision (benefit) for income taxes	9,017	(5,909)	(12,562)	12,515	(753)
Net income (loss) from continuing operations	20,122	(13,887)	9,232	36,625	(2,151)
Net income (loss) from discontinued operations	—	43,770	(3,998)	(4,287)	10,953
Net income (loss) before non-controlling interests	20,122	29,883	5,234	32,338	8,802
Less: net income (loss) attributable to non-controlling interests	1,761	5,950	1,630	7,018	3,023
Net income (loss) attributable to Common Stockholders	$18,361	$23,933	$3,604	$25,320	$5,779

Net income (loss) per Common Share:
Basic, continuing operations, net	$0.52	$(0.38)	$0.22	$0.88	$(0.01)
Basic, discontinued operations, net	—	1.07	(0.10)	(0.09)	0.18
Basic earnings per share	0.52	0.69	0.12	0.79	0.17

Diluted, continuing operations, net	0.50	(0.38)	0.21	0.86	(0.01)
Diluted, discontinued operations, net	—	1.07	(0.10)	(0.08)	0.18
Diluted earnings per share	$0.50	$0.69	$0.11	$0.78	$0.17

Weighted average number of Common Shares:
Basic	34,578,292	34,715,852	29,134,190	31,721,449	33,202,681
Diluted	34,578,292	34,715,852	37,306,632	31,766,674	33,202,681

Cash dividends paid per common share	$0.155	$0.135	$0.12	$0.10	$0.10

	As of December 31,
Consolidated Balance Sheet Data: (in thousands)	2019	2018	2017	2016	2015
Total assets (4)	$2,198,286	$1,864,918	$1,989,742	$2,890,050	$2,494,970
Debt, net (5)	374,454	354,083	346,081	554,870	502,255
Total stockholders’ equity	$411,415	$399,259	$396,774	$390,144	$397,694
Total Tiptree Inc. stockholders’ equity	398,062	387,101	300,077	293,431	312,840

(1)
Care revenues of $6.5 million, $76.0 million, $60.7 million and $46.1 million and net income (loss) of $43.8 million, $(4.0) million, $(4.3) million and $(11.7) million for the years ended December 31, 2018, 2017, 2016 and 2015, respectively, are included in Net income (loss) from discontinued operations, net.

(2)
Philadelphia Financial Group, Inc. revenues of $40.5 million and net income of $7.0 million for the year ended December 31, 2015, and gain on sale of $15.6 million for the year ended December 31, 2015 are included in Net income (loss) from discontinued operations, net.

(3)
During 2017, the Company exited all consolidated CLOs. The operations of the CLO were consolidated in the results of the Company through the redemption date. See Note (3) Dispositions, Assets Held for Sale and Discontinued Operations.

(4)	Total assets on December 31, 2016 and 2015 include $989.5 million and $728.8 million of assets held by consolidated CLO entities, respectively.

(5)	Excludes debt of discontinued operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Conditions and Results of Operations is presented in this section as follows:

•	Overview

•	Results of Operations

•	Non-GAAP Reconciliations

•	Liquidity and Capital Resources

•	Critical Accounting Policies and Estimates

•	Off-Balance Sheet Arrangements

OVERVIEW

Tiptree is a holding company that allocates capital across a broad spectrum of businesses, assets and other investments. Our principal operating subsidiary and primary source of earnings, Tiptree Insurance, along with its subsidiaries, is a leading provider of specialty insurance, warranty products and related administration services. We also generate earnings from a diverse group of select investments that we refer to as Tiptree Capital. We evaluate our performance primarily by the comparison of our shareholders’ long-term total return on capital, as measured by Adjusted EBITDA, Operating EBITDA and growth in book value per share plus dividends.

Our 2019 and early 2020 highlights include:

Overall:

•	Delivered total annual return of 8.2%, as measured by growth in book value per share plus dividends paid.

•	In 2019, we purchased and retired 1,472,730 shares of our Common Stock for $9.1 million.

•	Increased our dividends for the third consecutive year to $0.155 per share, a 14.8% increase over the prior year.

Tiptree Insurance:

•	Gross written premiums for 2019 were $1,015.3 million, up 17.0% from the prior year. Net written premiums were $537.2 million, up 15.1%, driven by growth in all product lines.

•	Our insurance investments earned a total return of 5.4%, up from 0.3% from the prior year period, driven primarily by improved mark-to-market on equities.

•
In January 2020, we acquired Smart AutoCare, a rapidly growing vehicle warranty administrator in the United States. The transaction valued the business at $160 million of enterprise value, inclusive of $50 million of earn out consideration, representing a multiple of 8.3x modified cash EBITDA (excluding anticipated revenue and expense synergies).

•
As part of our strategy to grow our insurance operations in Europe, we acquired a majority interest in Defend in July 2019, an automotive finance and insurance administrator operating in the Czech Republic, Poland, Hungary, Slovakia, and the UK.

Tiptree Capital:

•	Operating EBITDA grew year over year, driven primarily by the inclusion of a full year of our maritime transportation operations and improvements in specialty finance.

•	Increased invested capital, primarily due to additional investments in vessels.

Our results of operations are affected by a variety of factors including, but not limited to, general economic conditions and GDP growth, market liquidity and volatility, consumer confidence, U.S. demographics, employment and wage growth, business confidence and investment, inflation, interest rates and spreads, the impact of the regulatory environment, and the other factors set forth in Item 1A. “Risk Factors” in this 10-K. Generally, our businesses are positively affected by a healthy U.S. consumer, stable to gradually rising interest rates, stable markets and business conditions, and global growth and trade flows. Conversely, rising unemployment, volatile markets, rapidly rising interest rates, changing regulatory requirements and slowing business conditions can have a material adverse effect on our results of operations or financial condition.

Our insurance business generally focuses on products which have low severity but high frequency loss experiences and are short duration, and business has historically generated significant fee-based revenues. In general, the types of products we offer tend to have limited aggregation risk, and thus, limited exposure to catastrophic and residual risk. We mitigate our underwriting risk through a combination of reinsurance and retrospective commission structures with our distribution partners and/or third party reinsurers. Our insurance results primarily depend on our pricing, underwriting, risk retention and the accuracy of reserves, reinsurance arrangements, returns on invested assets, and policy and contract renewals and run-off. While our insurance operations have historically maintained a relatively stable combined ratio which support steady earnings, our initiatives to change our business mix along with economic factors could generate different results than we have historically experienced. We believe there are additional growth opportunities to expand our warranty and specialty programs insurance business model to other niche products and markets.

Our insurance company investment portfolio primarily serves as a source to pay claims and secondarily as a source of income for our operations. Our investments include fixed maturity securities, loans, credit investment funds, equity securities, real estate and CLOs. Many of our investments are held at fair value. Changes in fair value for loans, credit investment funds, equity securities and CLO assets and liabilities are reported quarterly as unrealized gains or losses in revenues and can be impacted by changes in interest rates, credit risk, or market risk, including specific company or industry factors. Our equity holdings are relatively concentrated. General equity market trends, along with company and industry specific factors, can impact the fair value of our holdings and can result in unrealized gains and losses affecting our results. In addition, both as part of our insurance company investments and separately in Tiptree Capital, common shares of Invesque represent a significant asset on our consolidated balance sheet. Any change in the fair value of Invesque’s common stock or Invesque’s dividend policy could have a significant impact on our financial condition and results of operations.

The maritime transportation industry is highly competitive and fragmented. Demand for shipping capacity is a function of global economic conditions and the related demand for commodities, production and consumption patterns, as well as events, which interrupt production, trade routes, and consumption. The shipping industry is cyclical with high volatility in charter hire rates and profitability. General global economic conditions, along with company and industry specific factors, can impact the fair value of our vessels and their operating results.

Our business can also be impacted in various ways by changes in interest rates, which can result in fluctuations in fair value of our investments, revenues associated with floating rate loans, volume and revenues in our mortgage business and interest expense associated with floating rate debt used to fund many of our operations.

A discussion of our performance for the year ended December 31, 2019 compared to the year ended December 31, 2018 appears below. A discussion of our performance for the year ended December 31, 2018 compared to the year ended December 31, 2017 is set forth in Part II, Item 7 of our Form 10-K for the year ended December 31, 2018 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

RESULTS OF OPERATIONS
The following is a summary of our consolidated financial results for the year ended December 31, 2019 and 2018. In addition to GAAP results, management uses the Non-GAAP measures Operating EBITDA, Adjusted EBITDA and book value per share as measurements of operating performance. Management believes these measures provide supplemental information useful to investors as they are frequently used by the financial community to analyze financial performance, debt service and comparison among companies. Management uses Operating EBITDA as part of its capital allocation process and to assess comparative returns on invested capital. Adjusted EBITDA is also used in determining incentive compensation for the Company’s executive officers. The Company defines Adjusted EBITDA as GAAP net income of the Company adjusted (i) to add back corporate interest expense, consolidated income taxes and consolidated depreciation and amortization expense, (ii) for the effect of purchase accounting, (iii) for non-cash fair value adjustments, and (iv) for any significant non-recurring expenses. Operating EBITDA represents Adjusted EBITDA plus stock based compensation expense, less realized and unrealized gains and losses and less third party non-controlling interests. Operating EBITDA and Adjusted EBITDA are not measurements of financial performance or liquidity under GAAP and should not be considered as an alternative or substitute for GAAP net income. See “Non-GAAP Reconciliations” for a reconciliation of these measures to their GAAP equivalents.

Selected Key Metrics

($ in millions, except per share information)	Year Ended December 31,
GAAP:	2019	2018
Total revenues	$772.7	$625.8
Net income (loss) attributable to Common Stockholders	$18.4	$23.9
Diluted earnings per share	$0.50	$0.69
Cash dividends paid per common share	$0.155	$0.135

Non-GAAP: (1)
Operating EBITDA	$63.6	$54.9
Adjusted EBITDA	$63.0	$28.8
Book value per share (2)	$11.52	$10.79

(1) For information relating to Operating and Adjusted EBITDA and book value per share, including a reconciliation to GAAP financials, see “—Non-GAAP Reconciliations.”
(2) For periods prior to April 10, 2018, book value per share assumed full exchange of the limited partnership units of TFP for Common Stock.

Revenues

For the year ended December 31, 2019, revenues were $772.7 million, which increased $146.9 million, or 23.5%. The increase was primarily driven by growth in earned premiums, lower unrealized losses on Invesque, improvements in specialty finance results, the inclusion of a full year of revenue from shipping operations and the gain on sale of our CLO asset management business. Earned premiums were $499.1 million for the year ended December 31, 2019, up $71.3 million, or 16.7%, driven by growth in net written premiums. The combination of unearned premiums and deferred revenues on the balance sheet grew by $174.4 million, or 25.8%, from December 31, 2018 to December 31, 2019 as a result of increased written premiums, primarily in credit protection and warranty programs.

Net Income (Loss) Attributable to Common Stockholders

For the year ended December 31, 2019, net income available to Common Stockholders was $18.4 million, a decrease of $5.5 million. The decrease was primarily driven by income from discontinued operations of $43.8 million in 2018, which included the gain on sale of Care. This non-recurring gain was offset by improved insurance operating performance, the realized gain on the sale of our CLO management business, and increased realized and unrealized gains on investments in 2019.

The table below highlights key drivers impacting our consolidated results on a pre-tax basis. Many of our investments are carried at fair value and marked to market through unrealized gains and losses. As a result, we expect our earnings relating to these investments to be relatively volatile between periods. Our fixed income securities are primarily marked to market through accumulated other comprehensive income (AOCI) in stockholders’ equity and do not impact net realized and unrealized gains and losses until they are sold. On February 1, 2018, we sold our senior living operations to Invesque in exchange for a net of 16.6 million shares of Invesque common stock which resulted in a pre-tax gain on sale of $56.9 million in 2018.

($ in millions)	Year Ended December 31,
	2019	2018
Net realized and unrealized gains (losses)(1)	$9.8	$(14.0)
Net realized and unrealized gains (losses) - Invesque	$(1.2)	$(20.7)
Discontinued operations (Care)(2)	$—	$57.5
(1) Excludes Invesque, Mortgage realized and unrealized gains and losses and NPLs. The year ended December 31, 2019 includes a $7.6 million gain on sale of our CLO business.
(2) Represents Care for the year ended December 31, 2018 including a $56.9 million pre-tax gain on sale.

Operating and Adjusted EBITDA - Non-GAAP

Operating EBITDA for the year ended December 31, 2019 was $63.6 million, an increase of $8.7 million, or 15.8%. For the year ended December 31, 2019, the key drivers of the increase were driven by improved performance in Tiptree Capital.

Adjusted EBITDA for the year ended December 31, 2019 was $63.0 million, an increase of $34.2 million. The key drivers of the increase in the year ended December 31, 2019 were the same factors that drove improved performance in Operating EBITDA plus lower unrealized losses on investments in the insurance portfolio and on Invesque and the gain on sale of our CLO management business. See “— Non-GAAP Reconciliations” for a reconciliation to GAAP net income.

Book Value per share - Non-GAAP

Total stockholders’ equity was $411.5 million as of December 31, 2019 compared to $399.3 million as of December 31, 2018. The increase was primarily driven by net income, offset by share repurchases and dividends paid. Over the past twelve months, Tiptree returned $14.4 million to shareholders through share repurchases and dividends paid. Book value per share for the year ended December 31, 2019 was $11.52, an increase from book value per share of $10.79 as of December 31, 2018. The key drivers of the period-over-period impact were earnings per share and the purchase of 1.5 million shares at an average 40% discount to book value. Those increases were offset by dividends paid of $0.155 per share and officer compensation share issuances.

Results by Segment
We classify our business into one reportable segment, Tiptree Insurance, with the remainder of our non-insurance operations aggregated into Tiptree Capital. Corporate activities include holding company interest expense, employee compensation and benefits, and other expenses, including, but not limited to, public company expenses. The following table presents the components of total pre-tax income including continuing and discontinued operations.

Pre-tax Income

($ in millions)	Year Ended December 31,
	2019	2018
Tiptree Insurance	$41.0	$18.6
Tiptree Capital	21.0	(7.8)
Corporate	(32.9)	(30.6)
Pre-tax income (loss) from continuing operations	$29.1	$(19.8)
Pre-tax income (loss) from discontinued operations (1)	$—	$57.5

(1)	Represents Care for the year ended December 31, 2018, which includes $56.9 million pre-tax gain on sale.

Invested Capital, Total Capital and Operating EBITDA - Non-GAAP (1)

Management evaluates the return on Invested Capital and Total Capital, which are non-GAAP financial measures, when making capital decisions. Invested Capital represents the total equity investment, including any re-investment of earnings, and acquisition costs, net of tax. Total Capital represents Invested Capital plus Corporate Debt. Management believes the use of these financial measures provide supplemental information useful to investors as they are frequently used by the financial community to analyze how a company has allocated capital over-time and provide a basis for determining the return on capital to shareholders. Management uses both of these measures when making capital decisions, including reinvesting cash, and evaluating the relative performance of its businesses and investments. The following tables present the components of Invested Capital, Total Capital, Operating EBITDA and Adjusted EBITDA.

	As of December 31,
($ in millions)	Invested Capital		Total Capital
	2019	2018	2019	2018
Tiptree Insurance	$317.9	$296.3	$503.0	$456.4
Tiptree Capital	199.1	182.0	199.1	182.0
Corporate	(65.5)	(43.9)	2.7	28.2
Total Tiptree	$451.5	$434.4	$704.8	$666.6

Operating and Adjusted EBITDA

($ in millions)	Year Ended December 31,
	2019	2018
Tiptree Insurance	$63.3	$64.5
Tiptree Capital (2)	22.8	13.7
Corporate	(22.5)	(23.3)
Operating EBITDA	$63.6	$54.9
Stock based compensation expense	(6.4)	(6.7)
Vessel depreciation, net of capital expenditures	(2.9)	(0.9)
Realized and unrealized gains (losses) (3)	8.6	(18.5)
Third party non-controlling interests (4)	0.1	—
Adjusted EBITDA	$63.0	$28.8

(1)
For further information relating to Invested Capital, Total Capital, Operating EBITDA and Adjusted EBITDA, including a reconciliation to GAAP total stockholders’ equity and pre-tax income, see “—Non-GAAP Reconciliations.”

(2)
Includes discontinued operations related to Care for the 2018 period. As of February 1, 2018, invested capital from Care discontinued operations is represented by our Invesque common shares. For more information, see “Note (3) Dispositions, Assets Held for Sale and Discontinued Operations.”

(3)	Excludes Mortgage realized and unrealized gains and losses - Performing and NPLs.

(4)	Removes the Operating EBITDA associated with third party non-controlling interests. Does not remove the non-controlling interests related to employee based shares.

Tiptree Insurance

Our principal operating subsidiary, Tiptree Insurance, is a provider of specialty insurance products and related services, including credit protection insurance, warranty products, and insurance programs which underwrite niche personal and commercial lines of insurance. We also offer fee-based administration and fronting services for our self-insured clients who own captive producer owned reinsurance companies (PORCs). We generate income from insurance underwriting operations and our investment portfolio. Insurance underwriting revenues are primarily generated from net earned premiums, service and administrative fees and ceding commissions. We measure insurance underwriting operations performance by underwriting margin, combined ratio and Operating EBITDA. The investment portfolio income consists of investment income and gains and losses, and is measured by net portfolio income.

The following tables present the insurance segment results for the year ended December 31, 2019 and 2018.

Operating Results

($ in millions)	Year Ended December 31,
	2019	2018
Gross written premiums	$1,015.3	$868.1
Net written premiums	537.2	466.8
Revenues:
Net earned premiums	$499.1	$427.8
Service and administrative fees	106.2	102.3
Ceding commissions	9.6	9.7
Net investment income	14.0	19.2
Net realized and unrealized gains (losses)	6.9	(11.7)
Other income	4.6	2.6
Total revenues	$640.4	$549.9
Expenses:
Policy and contract benefits	170.7	152.1
Commission expense	303.1	262.5
Employee compensation and benefits	50.0	45.8
Interest expense	14.8	18.2
Depreciation and amortization expense	9.1	10.8
Other expenses	51.7	41.9
Total expenses	$599.4	$531.3
Pre-tax income (loss)	$41.0	$18.6

Results

Our insurance operations are currently expanding product lines in an effort to increase written premiums, and commensurately grow the insurance portfolio. As part of this process, the business is investing to grow warranty and specialty programs, while maintaining a leading position in our credit protection markets. That, combined with the earnings performance of the investment portfolio, are key drivers in comparing 2019 versus 2018 results. The growth in written premiums, combined with higher retention in select products, has resulted in an increase of unearned premiums and deferred revenue on the balance sheet of $174.4 million, or 25.8%, from $675.2 million as of December 31, 2018 to $849.6 million as of December 31, 2019.

Pre-tax income was $41.0 million for the year ended December 31, 2019, an increase of $22.4 million, or 120.4%. The primary drivers of the increase were growth in net earned premiums, net realized and unrealized gains of $6.9 million in the 2019 period versus $11.7 million of losses in the 2018 period, primarily related to equities and loans held at fair value in the portfolio. Insurance underwriting results improved, driven primarily by increased underwriting margin of $17.9 million, or 14.0%. Interest expense decreased by $3.4 million, or 18.7%, primarily associated with a reduction of asset based debt. Other expenses increased $9.8 million, primarily associated with higher premium taxes due to the growth in written premiums and debt extinguishment expenses on asset based debt.

Revenues

Revenues are generated by the sale of the following products: credit protection, warranty, specialty, services and other. Credit protection products include credit life, credit disability, credit property, involuntary unemployment, and accidental death and dismemberment. Warranty products include vehicle service contracts, furniture and appliance service contracts and mobile device protection. Specialty programs are primarily personal and commercial lines and other property-casualty products.

For the year ended December 31, 2019, total revenues were $640.4 million, up $90.5 million, or 16.5%, primarily driven by an increase in earned premiums of $71.3 million, or 16.7%, and increases in service and administrative fees of $3.9 million, or 3.8%. The increase in earned premiums was driven by growth in credit and warranty programs. For the year ended December 31, 2019, revenues on the investment portfolio contributed $22.0 million, compared to $8.0 million in the 2018 period, an increase of $14.0 million, driven by net realized and unrealized gains in 2019 versus losses in the prior year period. See “—Tiptree Insurance Investment Portfolio” for a further discussion of the investment results.

Expenses

Total expenses include policy and contract benefits, commissions expense and operating expenses. For the year ended December 31, 2019, total expenses were $599.4 million, up $68.1 million, or 12.8%, primary driven by increases in policy and contract benefits and commission expense as written premiums and insurance revenues increased over the 2018 period.

There are two types of expenses for claims under insurance and warranty service contracts included in policy and contract benefits which are member benefit claims and net losses and loss adjustment expenses. Member benefit claims represent the costs of services and replacement devices incurred in warranty protection and motor club service contracts. Net losses and loss adjustment expenses represent actual insurance claims paid, changes in unpaid claim reserves, net of amounts ceded, and the costs of administering claims for credit life and other insurance lines. Incurred claims are impacted by loss frequency, which is a measure of the number of claims per unit of insured exposure, and loss severity, which is based on the average size of claims. Loss occurrences in our insurance products are characterized by low severity and high frequency. Factors affecting loss frequency and loss severity include the volume of underwritten contracts, changes in claims reporting patterns, claims settlement patterns, judicial decisions, economic conditions, morbidity patterns and the attitudes of claimants towards settlements.

For the year ended December 31, 2019, policy and contract benefits were $170.7 million, up $18.6 million, or 12.2%, primarily as a result of growth in written premiums.

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

Total commission expense for the year ended December 31, 2019 was $303.1 million, up $40.6 million, or 15.5%, primarily due to commission expense associated with the growth in written premiums.

Operating expenses include employee compensation and benefits, interest expense, depreciation and amortization expense and other expenses. For the year ended December 31, 2019, employee compensation and benefits were $50.0 million, up $4.2 million, or 9.2%, from increased headcount and incentive-based compensation. Interest expense of $14.8 million in 2019 decreased by $3.4 million, or 18.7%, primarily from reduced asset based debt. Other expenses for the year ended December 31, 2019 were $51.7 million, up $9.8 million, or 23.4%, primarily from higher premium taxes due to growth in written premiums and debt extinguishment expenses associated with the asset based debt. Depreciation and amortization expense was lower period-over-period as a result of the decline in VOBA purchase accounting impact from the amortization of the fair value attributed to the insurance policies and contracts acquired.

Key Operating Metrics and Non-GAAP Operating Results

Gross & Net Written Premiums

Gross written premiums represents total premiums from insurance policies and warranty service contracts written during a reporting period. Net written premiums are gross written premiums less that portion of premiums ceded to third party reinsurers or PORCs. The amount ceded is based on the individual reinsurance agreements. Net earned premiums are the earned portion of our net written premiums. At the end of each reporting period, premiums written that are not earned are classified as unearned premiums, which are earned in subsequent periods over the remaining term of the policy.

Written Premium Metrics

	Year Ended December 31,
($ in millions)	Gross Written Premiums		Net Written Premiums
Insurance Products:	2019	2018	2019	2018
Credit protection	$644.1	$557.9	$356.2	$354.8
Warranty	233.0	123.8	123.9	61.0
Specialty	138.2	186.4	57.1	51.0
Total	$1,015.3	$868.1	$537.2	$466.8

Total gross written premiums for the year ended December 31, 2019 were $1,015.3 million, which represented an increase of $147.2 million, or 17.0%. The increase was driven by growth in credit and warranty programs. The amount of business retained was 52.9%, down from 53.8% in the prior year period. Total net premiums written for the year ended December 31, 2019 were $537.2 million, up $70.4 million, or 15.1%, driven by growth in all products. We believe our warranty service contracts and light commercial programs provide opportunity for growth through expanded product offerings, new clients and geographic expansion.

Product Underwriting Margin - Non-GAAP

The following table presents product specific revenue and expenses within the Tiptree insurance segment. We generally manage our exposure to the underwriting risk we assume using both reinsurance (e.g., quota share and excess of loss) and retrospective commission agreements with our partners (e.g., commissions paid are adjusted based on the actual underlying losses incurred), which mitigate our risk. Period-over-period comparisons of revenues and expenses are often impacted by the PORCs and distribution partners choice as to whether to retain risk, specifically service and administration expenses and ceding commissions, both components of revenue, and policy and contract benefits and commissions paid to our partners and reinsurers. Generally, when losses are incurred, the risk which is retained by our partners and reinsurers is reflected in a reduction in commissions paid. In order to better explain to investors the net financial impact of the risk retained by the Company of the insurance contracts written and the impact on profitability, we use the Non-GAAP metric - Underwriting Margin.

Underwriting Revenues and Underwriting Margin - Non-GAAP(1)

	Year Ended December 31,
($ in millions)	Underwriting Revenues		Underwriting Margin
Insurance products:	2019	2018	2019	2018
Credit protection	$437.4	$384.4	$87.7	$77.0
Warranty	120.7	89.6	37.9	28.6
Specialty	51.0	59.7	9.7	13.1
Services and other	10.4	8.7	10.4	9.1
Total	$619.5	$542.4	$145.7	$127.8
(1) For further information relating to the Company’s underwriting margin, including a reconciliation to GAAP financials, see “—Non-GAAP Reconciliations.”

Underwriting margin for the year ended December 31, 2019 was $145.7 million, up $17.9 million, or 14.0%. Credit protection underwriting margin was $87.7 million, an increase of $10.7 million, or 13.9%. Credit protection products continue to provide opportunities for steady growth through a combination of expanded product offerings and new clients. Underwriting margin for warranty products was $37.9 million, up $9.3 million, or 32.5%, driven primarily by growth in auto, furniture and appliances warranty service contracts. Specialty underwriting margin for the year ended December 31, 2019 was $9.7 million, down $3.4 million, or 26.0%, due to the run-off of certain discontinued non-standard auto programs. Services and other contributed $10.4 million in year ended December 31, 2019, which was up $1.3 million, or 14.3%.

Invested Capital, Total Capital, Operating EBITDA and Insurance Operating Ratios

We use the combined ratio as an operating metric to evaluate our insurance underwriting performance, both overall and relative to peers. Expressed as a percentage, it represents the relationship of policy and contract benefits, commission expense (net of ceding commissions), employee compensation and benefits, and other expenses to net earned premiums, service and administrative fees, and other income (excluding returns on the investment portfolio). Investors use this ratio to evaluate the ability of insureds to profitably underwrite the risks they assume over time and manage operating costs. A combined ratio less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss. The below table outlines the insurance operating ratios, capital invested and the drivers of Operating EBITDA split between underwriting and investments, as management evaluates the return on the investment portfolio separately from the returns from underwriting activities.

Invested Capital, Total Capital, Operating EBITDA and Operating Ratios - Non-GAAP(1)

($ in millions)	As of December 31,
	2019	2018
Invested Capital(1)	$317.9	$296.3
Total Capital(1)	$503.0	$456.4

	Year Ended December 31,
Operating EBITDA drivers:	2019	2018
Underwriting	$48.4	$45.4
Investments	14.9	19.1
Tiptree Insurance Operating EBITDA(1)	$63.3	$64.5
Insurance operating ratios:
Combined ratio	92.6%	92.5%
(1) For further information relating to the Company’s Operating EBITDA, Invested and Total Capital, and combined ratio, including a reconciliation to GAAP financials, see “—Non-GAAP Reconciliations.”

The combined ratio was 92.6% for the year ended December 31, 2019, compared to 92.5% for the prior year period. The ratio was stable period-over-period, driven by continued growth in revenues and consistent margins across our product offerings. See “—Insurance Investment Portfolio” for a further discussion of the investment results and “—Non-GAAP Reconciliations” for a reconciliation to GAAP pre-tax income.

Insurance Investment Portfolio

Our insurance investment portfolio is subject to different regulatory considerations, including with respect to types of assets, concentration limits, affiliate transactions and the use of leverage. Our investment strategy is designed to achieve attractive risk-adjusted returns over the entire investment horizon across select asset classes, sectors and geographies while maintaining adequate liquidity to meet our claims payment obligations. As such, volatility from realized and unrealized gains and losses may impact period-over-period performance. Unrealized gains and losses on equity securities and loans held at fair value impact current period net income, while unrealized gains and losses on available for sale (AFS) securities impact AOCI.

In managing our investment portfolio, we analyze net investments and net portfolio income, which are non-GAAP measures. Our presentation of net investments equals total investments plus cash and cash equivalents minus asset based financing related to certain investments. Our presentation of net portfolio income equals net investment income plus realized and unrealized gains and losses, including unrealized gains and losses on securities which are taken to AOCI, and minus interest expense associated with asset based financing of investments. Net investments and net portfolio income are used to calculate total return, which is one of the measures management uses to analyze the profitability of our investment portfolio. Management believes this information on a cumulative basis is useful since it allows investors to evaluate the performance of our investment portfolio based on the capital at risk and on a non-consolidated basis. Our calculation of net investments and net portfolio income may differ from similarly titled non-GAAP financial measures used by other companies. Net investments and net portfolio income are not measures of financial performance or liquidity under GAAP and should not be considered a substitute for total investments or net investment income. See “—Non-GAAP Reconciliations” for a reconciliation to GAAP total investments and investment income.

Tiptree Insurance Investment Portfolio - Non-GAAP

($ in millions)	As of December 31,
	2019	2018
Cash and cash equivalents (1)	$89.2	$53.3
Available for sale securities, at fair value	335.2	283.6
Equity securities	62.8	29.4
Loans, at fair value (2)	10.2	78.5
Real estate, net	2.2	10.0
Other investments	40.3	8.5
Net investments	$539.9	$463.3

(1) Cash and cash equivalents, plus restricted cash, net of due from/due to brokers on consolidated loan funds, see “—Non-GAAP Reconciliations”, for a reconciliation to GAAP financials.
(2) Loans, at fair value, net of asset based debt, see “—Non-GAAP Reconciliations”, for a reconciliation to GAAP financials.

Tiptree Insurance Net Investment Portfolio Income - Non-GAAP

($ in millions)	Year Ended December 31,
	2019	2018
Net investment income	$14.0	$19.2
Other income	1.1	0.5
Realized gains (losses)	4.7	5.6
Unrealized gains (losses)	2.2	(17.3)
Unrealized gains (losses) on available for sale securities	5.0	(2.1)
Interest expense	(0.6)	(4.7)
Net portfolio income (loss)	$26.4	$1.2
Total Return % (1)	5.4%	0.3%
(1) Total Return % represents the ratio of annualized net investment income, realized and unrealized gains (losses) (including realized and unrealized gains (losses) on available for sale securities included in AOCI), less investment portfolio interest expense to the average of the prior five quarters total investments less investment portfolio debt plus cash.

Net investments of $539.9 million have grown 16.5% from December 31, 2018 through a combination of organic growth in written premiums and increased retention.

Our net investment income includes interest and dividends, net of investment expenses, on our invested assets. Our loans, at fair value, are generally floating rate and therefore earn LIBOR plus a spread. Generally, our interest income on those loans will increase in a rising interest rate environment, or decrease in a declining rate environment, subject to any LIBOR floors. Our held-to-maturity investments generally carry fixed coupons, which can impact our returns on investment. We report net realized gains and losses on our investments separately from our net investment income. Net realized gains occur when we sell our investment securities for more than their costs or amortized costs, as applicable. Net realized losses occur when we sell our investment securities for less than their costs or amortized costs, as applicable, or we write down the investment securities as a result of other-than-temporary impairment. We report net unrealized gains and losses on securities classified as AFS separately within AOCI on our balance sheet. For loans, at fair value, and equity securities, we report unrealized gains and losses within net realized gains and losses on the consolidated statement of operations.

For the year ended December 31, 2019, the net investment portfolio income was $26.4 million, up $25.2 million. Net investment income was $14.0 million, down $5.2 million, or 27.1% from 2018, driven primarily by our efforts to reduce exposure to levered credit through the sale of loans held at fair value, combined with an overall decline in LIBOR rates. For the year ended December 31, 2019, fair market value changes on equities resulted in unrealized and realized gains of $7.8 million, compared to losses of $9.4 million in the 2018 period. The total return for the year improved from 0.3% in 2018 to 5.4% in 2019. The improvement was a result of lower asset based interest expense and unrealized gains compared to unrealized losses in the prior year.

Tiptree Capital

Tiptree Capital consists of our non-insurance operating businesses and investments. As of December 31, 2019, Tiptree Capital includes our Invesque shares, maritime transportation operations, and mortgage operations. We manage Tiptree Capital on a total return basis, balancing current cash flow and long-term value appreciation.

The following table summarizes total revenues, pre-tax income from continuing and discontinued operations from Tiptree Capital.

Operating Results

($ in millions)	Year Ended December 31,
	2019	2018
Total revenues	$132.3	$76.0
Pre-tax income (loss) from continuing operations	$21.0	$(7.8)
Pre-tax income (loss) from discontinued operations	$—	$57.5

Drivers of pre-tax income from continuing and discontinued operations

($ in millions)	Year Ended December 31,
	2019	2018
Asset management fees and credit investments	$7.7	$1.5
Maritime transportation	$1.8	$(1.7)
Specialty finance and other	$2.4	$0.3
Senior Living:
Invesque(1)	$9.1	$(7.9)
Care - discontinued operations(2)	$—	$57.5
(1) Within Tiptree Capital, includes $10.1 million of dividends and $1.0 million of unrealized losses for the year ended December 31, 2019, and $9.2 million of dividends and $17.1 million of unrealized losses for the year ended December 31, 2018.
(2) Discontinued operations related to Care for the year ended December 31, 2018 includes $56.9 million pre-tax gain on sale of Care.

Results from Continuing Operations

Tiptree Capital earns revenues from the following: net interest income; mortgage gains and origination fees; asset management fees from CLOs under management (prior to the sale of our Telos asset management business which occurred on April 26, 2019); distributions and realized and unrealized gains on the Company’s investment holdings (primarily Invesque); and charter revenue from vessels within our maritime transportation operations.

Revenues for the year ended December 31, 2019 were $132.3 million, an increase of $56.3 million, or 74.1%. Pre-tax income from continuing operations for the year ended December 31, 2019 was $21.0 million, compared to a loss of $7.8 million in the 2018 period. The primary driver of improvement in pre-tax income was the gain on sale of our Telos asset management business and lower unrealized losses on Invesque. For the year ended December 31, 2019, we received $10.1 million of dividends from Invesque and incurred $1.0 million of unrealized losses compared to $9.2 million of dividends and $17.1 million of unrealized losses in the 2018 period. Pre-tax income from our maritime transportation operations improved by $3.5 million primarily driven by a full year of operations, an overall increase in charter rates, and non-recurring start-up expenses impacting the 2018 period.

Results from Discontinued Operations

Discontinued operations includes the results from Care, previously reported in the Senior Living segment. In the year ended December 31, 2018, pre-tax income was $57.5 million, which included a $56.9 million gain on sale of Care.

Tiptree Capital - Invested Capital and Operating EBITDA - Non-GAAP(1)

($ in millions)	Invested Capital(1)		Operating EBITDA(1)
	As of December 31,		Year Ended December 31,
	2019	2018	2019	2018
Senior living (Invesque) (2)	$94.1	$105.3	$10.1	$9.9
Maritime transportation	74.3	48.7	4.6	(0.8)
Specialty finance and other	30.7	28.0	8.1	4.6
Total	$199.1	$182.0	$22.8	$13.7
(1) For information relating to Invested Capital and Operating EBITDA, including a reconciliation to GAAP financials, see “—Non-GAAP Reconciliations.”
(2) Includes discontinued operations related to Care in 2018. For more information, see “Note (3) Dispositions, Assets Held for Sale and Discontinued Operations.”

Invested Capital

Invested Capital increased from $182.0 million as of December 31, 2018 to $199.1 million as of December 31, 2019. On February

1, 2018, we completed the sale of Care to Invesque. We received consideration of 16.6 million shares of Invesque, of which 13.7 million shares are held as equity securities in Tiptree Capital, and 2.9 million shares are held in the insurance investment portfolio. In 2018, we invested approximately $50 million into three unlevered vessels which are reported in other investments. In the third and fourth quarter of 2019, we purchased two additional vessels for $38.8 million, which we levered with an $18.0 million asset based borrowing.

Operating EBITDA

Operating EBITDA increased $9.1 million, or 66.4%, to $22.8 million for the year ended December 31, 2019. The key drivers of Operating EBITDA were the same factors which impacted pre-tax income. See “— Non-GAAP Reconciliations” for a reconciliation to GAAP net income.

Corporate

($ in millions)	Year Ended December 31,
	2019	2018
Employee compensation and benefits	$6.6	$7.0
Employee incentive compensation expense	9.0	7.5
Interest expense	6.3	5.0
Depreciation and amortization expense	0.7	0.2
Other expenses	10.3	10.9
Total expenses	$32.9	$30.6
Results

Corporate expenses include expenses of the holding company for interest, employee compensation and benefits, and public company and other expenses. Corporate employee compensation and benefits includes the expense of management, legal and accounting staff. Other expenses primarily consisted of audit and professional fees, insurance, office rent and other related expenses.

Employee compensation and benefits, including incentive compensation expense, increased $1.1 million for the year ended December 31, 2019, driven primarily by employee incentive compensation. Interest expense for the year ended December 31, 2019 was $6.3 million, an increase of $1.3 million, driven by a higher average outstanding balance during 2019. As of December 31, 2019, the outstanding borrowing was $68.2 million, compared to $72.1 million at December 31, 2018. Other expenses were $10.3 million for the 2019 period, down $0.6 million or 5.5%. The decrease was primarily driven by decreased professional fees offset by increased rent expense and expenses associated with the relocation of our corporate offices.

Provision for Income Taxes

Provision for income taxes - Total Operations

The total income tax expense of $9.0 million for the year ended December 31, 2019 and total income tax expense of $7.8 million for the year ended December 31, 2018 are reflected as components of net income (loss). For the year ended December 31, 2019, the Company’s effective tax rate was equal to 31.0%. The effective rate for the year ended December 31, 2019 is higher than the U.S. federal statutory income tax rate of 21%, primarily from the impact of the non-recurring return-to-provision, as well as ongoing state and foreign taxes. For the year ended December 31, 2018, the Company’s effective tax rate was equal to 20.6%. The effective rate for the year ended December 31, 2018 is lower than the statutory rate of 21.0% primarily due to the dividends received deduction and other discrete items.

Provision for income taxes - Continuing Operations

The Company had a tax expense from continuing operations of $9.0 million for the year ended December 31, 2019 as compared to a tax benefit from continuing operations of $5.9 million for the year ended December 31, 2018. The effective tax rate on income from continuing operations for the year ended December 31, 2019 was approximately 31.0% compared to 29.9% for the year ended December 31, 2018. Differences from the U.S. federal statutory income tax rate for the year ended December 31, 2019 are due to the impact of the non-recurring return-to-provision, as well as ongoing state and foreign taxes, and for the year ended December 31, 2018 are due to the dividends received deduction and other discrete items.

Balance Sheet Information - as of December 31, 2019 compared to the year ended December 31, 2018

Tiptree’s total assets were $2,198.3 million as of December 31, 2019, compared to $1,864.9 million as of December 31, 2018. The $333.4 million increase in assets is primarily attributable to the growth in the insurance company.

Total stockholders’ equity was $411.5 million as of December 31, 2019, compared to $399.3 million as of December 31, 2018, primarily driven by net income, which was partially offset by stock repurchases and dividends. As of December 31, 2019, there were 34,562,553 shares of Common Stock outstanding, as compared to 35,870,348 as of December 31, 2018.

The following table is a summary of certain balance sheet information:

	As of December 31, 2019
($ in millions)	Tiptree Insurance	Tiptree Capital	Corporate	Total
Total assets	$1,721.7	$451.2	$25.4	$2,198.3

Corporate debt	$185.0	$—	$68.2	$253.2
Asset based debt	21.6	108.7	—	130.3

Tiptree Inc. stockholders’ equity	$264.6	$199.1	$(65.6)	$398.1
Non-controlling interests - Other	12.1	1.3	—	13.4
Total stockholders’ equity	$276.7	$200.4	$(65.6)	$411.5

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

($ in millions)	Year Ended December 31,
	2019	2018
Net income (loss) attributable to Common Stockholders	$18.4	$23.9
Add: net (loss) income attributable to noncontrolling interests	1.7	6.0
Less: net income from discontinued operations	—	43.8
Income (loss) from continuing operations	$20.1	$(13.9)
Corporate debt related interest expense(1)	19.7	18.2
Consolidated income tax expense (benefit)	9.0	(5.9)
Depreciation and amortization expense(2)	13.1	11.6
Non-cash fair value adjustments(3)	(3.1)	(0.4)
Non-recurring expenses(4)	4.2	2.4
Adjusted EBITDA from continuing operations	$63.0	$12.0
Add: Stock based compensation expense	6.4	6.7
Add: Vessel depreciation, net of capital expenditures	2.9	0.9
Less: Realized and unrealized gains (losses)(5)	8.6	(34.7)
Less: Third party non-controlling interests(6)	0.1	—
Operating EBITDA from continuing operations	$63.6	$54.3

Income (loss) from discontinued operations	$—	$43.8
Consolidated income tax expense (benefit)	—	13.7
Non-cash fair value adjustments (3)	—	(40.7)
Adjusted EBITDA from discontinued operations	$—	$16.8
Less: Realized and unrealized gains (losses) (5)	—	16.2
Operating EBITDA from discontinued operations	$—	$0.6
Total Adjusted EBITDA	$63.0	$28.8

($ in millions)	Year Ended December 31,
	2019	2018
Total Operating EBITDA	$63.6	$54.9
_______________________________

(1)
Corporate debt interest expense includes interest expense from secured corporate credit agreements, junior subordinated notes and preferred trust securities. Interest expense associated with asset-specific debt in Tiptree Insurance and Tiptree Capital is not added-back for Adjusted EBITDA and Operating EBITDA.

(2)
Represents total depreciation and amortization expense less purchase accounting amortization related adjustments at our insurance companies. Following the purchase accounting adjustments, current period expenses associated with deferred costs were more favorably stated and current period income associated with deferred revenues were less favorably stated. Thus, the purchase accounting effect related to our insurance companies increased EBITDA above what the historical basis of accounting would have generated.

(3)
For our insurance operations, depreciation and amortization on senior living real estate that is within net investment income is added back to Adjusted EBITDA. For Care (Discontinued Operations), the reduction in EBITDA is related to accumulated depreciation and amortization, and certain operating expenses, which were previously included in Adjusted EBITDA in prior periods.

(4)
Acquisition, start-up and disposition costs, including debt extinguishment, legal, taxes, banker fees and other costs. In 2018, includes payments pursuant to a separation agreement, dated November 10, 2015.

(5)	Adjustment excludes Mortgage realized and unrealized gains and losses - Performing and NPLs, as those are recurring in nature and align with those business models.
(6)	Removes the Operating EBITDA associated with third party non-controlling interests. Does not remove the non-controlling interests related to employee based shares.

Adjusted EBITDA and Operating EBITDA - Non-GAAP

The tables below present Adjusted EBITDA and Operating EBITDA by business component.

	Year Ended December 31, 2019
($ in millions)	Tiptree Insurance	Tiptree Capital	Corporate Expenses	Total
Pre-tax income/(loss) from continuing operations	$41.0	$21.0	$(32.9)	$29.1
Adjustments:
Corporate debt related interest expense(2)	13.4	—	6.3	19.7
Depreciation and amortization expense(3)	8.6	3.8	0.7	13.1
Non-cash fair value adjustments(4)	—	(3.1)	—	(3.1)
Non-recurring expenses(5)	3.7	0.2	0.3	4.2
Adjusted EBITDA	$66.7	$21.9	$(25.6)	$63.0
Add: Stock based compensation expense	3.1	0.2	3.1	6.4
Add: Vessel depreciation, net of capital expenditures	—	2.9	—	2.9
Less: Realized and unrealized gains (losses)(6)	6.5	2.1	—	8.6
Less: Third party non-controlling interests(7)	—	0.1	—	0.1
Operating EBITDA	$63.3	$22.8	$(22.5)	$63.6

	Year Ended December 31, 2018
($ in millions)	Tiptree Insurance	Tiptree Capital	Corporate Expenses	Total
Pre-tax income/(loss) from continuing operations	$18.6	$(7.8)	$(30.6)	$(19.8)
Pre-tax income/(loss) from discontinued operations(1)	—	57.5	—	57.5
Adjustments:
Corporate debt related interest expense(2)	13.2	—	5.0	18.2
Depreciation and amortization expense(3)	9.8	1.6	0.2	11.6
Non-cash fair value adjustments(4)	—	(41.1)	—	(41.1)
Non-recurring expenses(5)	3.1	—	(0.7)	2.4
Adjusted EBITDA	$44.7	$10.2	$(26.1)	$28.8
Add: Stock based compensation expense	3.8	0.1	2.8	6.7
Add: Vessel depreciation, net of capital expenditures	—	0.9	—	0.9
Less: Realized and unrealized gains (losses)(6)	(16.0)	(2.5)	—	(18.5)
Less: Third party non-controlling interests(7)	—	—	—	—
Operating EBITDA	$64.5	$13.7	$(23.3)	$54.9

_______________________________
The footnotes below correspond to the tables above, under “—Adjusted EBITDA and Operating EBITDA - Non-GAAP”

(1)	Includes discontinued operations related to Care. For more information, see Note (3) Dispositions, Assets Held for Sale and Discontinued Operations.
(2)
Corporate debt interest expense includes interest expense from secured corporate credit agreements, junior subordinated notes and preferred trust securities. Interest expense associated with asset-specific debt in Tiptree Insurance and Tiptree Capital is not added-back for Adjusted EBITDA and Operating EBITDA.

(3)
Represents total depreciation and amortization expense less purchase accounting amortization related adjustments at our insurance companies. Following the purchase accounting adjustments, current period expenses associated with deferred costs were more favorably stated and current period income associated with deferred revenues were less favorably stated. Thus, the purchase accounting effect related to our insurance companies increased EBITDA above what the historical basis of accounting would have generated.

(4)
For our insurance operations, depreciation and amortization on senior living real estate that is within net investment income is added back to Adjusted EBITDA. For Care (Discontinued Operations), the reduction in EBITDA is related to accumulated depreciation and amortization, and certain operating expenses, which were previously included in Adjusted EBITDA in prior periods.

(5)
Acquisition, start-up and disposition costs, including debt extinguishment, legal, taxes, banker fees and other costs. In 2018, includes payments pursuant to a separation agreement, dated November 10, 2015.

(6)	Adjustment excludes Mortgage realized and unrealized gains and losses - Performing and NPLs, as those are recurring in nature and align with those business models.
(7)	Removes the Operating EBITDA associated with third party non-controlling interests. Does not remove the non-controlling interests related to employee based shares.

Book Value per share - Non-GAAP

Management believes the use of this financial measure provides supplemental information useful to investors as book value is frequently used by the financial community to analyze company growth on a relative per share basis. The following table provides a reconciliation between total stockholders’ equity and total shares outstanding, net of treasury shares.

($ in millions, except per share information)	As of December 31,
	2019	2018
Total stockholders’ equity	$411.5	$399.3
Less non-controlling interests - other	13.4	12.2
Total stockholders’ equity, net of non-controlling interests - other	$398.1	$387.1

Total Common Shares outstanding	34.6	35.9

Book value per share	$11.52	$10.79

Invested & Total Capital - Non-GAAP

Invested Capital represents its total cash investment, including any re-investment of earnings, and acquisition costs, net of tax. Total Capital represents Invested Capital plus corporate debt.

($ in millions)	As of December 31,
	2019	2018
Total stockholders’ equity	$411.5	$399.3
Less non-controlling interest - other	13.4	12.2
Total stockholders’ equity, net of non-controlling interests - other	$398.1	$387.1
Plus Tiptree Insurance accumulated depreciation and amortization, net of tax	49.3	43.2
Plus acquisition costs	4.2	4.2
Invested Capital	$451.6	$434.5
Plus corporate debt	253.2	232.1
Total Capital	$704.8	$666.6

Tiptree Insurance - Underwriting Margin - Non-GAAP

Underwriting margin is a measure of the underwriting profitability of our insurance operations. It represents net earned premiums, service and administrative fees, ceding commissions and other income less policy and contract benefits and commission expense. We use the combined ratio as an insurance operating metric to evaluate our underwriting performance, both overall and relative to peers. Expressed as a percentage, it represents the relationship of policy and contract benefits, commission expense (net of ceding commissions), employee compensation and benefits, and other expenses to net earned premiums, service and administrative fees, and other income.

The following table provides a reconciliation between underwriting margin and pre-tax income for the following periods:

($ in millions)	Year Ended December 31,
Revenues:	2019	2018
Net earned premiums	$499.1	$427.8
Service and administrative fees	106.2	102.3
Ceding commissions	9.6	9.7
Other income	4.6	2.6
Underwriting revenues - Non-GAAP	$619.5	$542.4
Less underwriting expenses:
Policy and contract benefits	170.7	152.1
Commission expense	303.1	262.5
Underwriting margin - Non-GAAP	$145.7	$127.8
Less operating expenses:
Employee compensation and benefits	50.0	45.8
Other expenses (excluding debt extinguishment expenses)	50.5	41.5
Combined Ratio	92.6%	92.5%
Plus investment revenues:
Net investment income	14.0	19.2
Net realized and unrealized gains	6.9	(11.7)
Less other expenses:
Interest expense	14.8	18.2
Debt extinguishment expenses	1.2	0.4
Depreciation and amortization expense	9.1	10.8
Pre-tax income (loss)	$41.0	$18.6

Tiptree Insurance Investment Portfolio - Non-GAAP

The following table provides a reconciliation between total investments and net investments for the following periods:

($ in millions)	As of December 31,
	2019	2018
Total Investments	$450.7	$490.0
Investment portfolio debt (1)	(25.0)	(80.0)
Cash and cash equivalents	115.3	50.6
Restricted cash (2)	—	2.9
Receivable due from brokers (3)	—	0.3
Liability due to brokers (3)	(1.1)	(0.5)
Net investments - Non-GAAP	$539.9	$463.3
(1) Consists of asset based financing on loans, including certain credit investments, and working capital facilities. See Note (10) Debt, net in the notes to the consolidated financial statements for further details.
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

As of December 31, 2019, cash and cash equivalents, excluding restricted cash, were $133.1 million, compared to $86.0 million at December 31, 2018, an increase of $47.1 million.

Our mortgage business relies on short term uncommitted sources of financing as a part of their normal course of operations.  To date, we have been able to obtain and renew uncommitted warehouse credit facilities. If we were not able to obtain financing, then we may need to draw on other sources of liquidity to fund our mortgage business. See Note (10) Debt, net in the notes to consolidated financial statements, for additional information regarding our mortgage warehouse borrowings.

For purposes of determining enterprise value and Adjusted EBITDA, we consider corporate credit agreements and preferred trust securities, which we refer to as corporate debt, as corporate financing and associated interest expense is added back. The below table outlines this amount by debt outstanding and interest expense at the insurance company and corporate level.

Corporate Debt

($ in millions)	Corporate Debt Outstanding as of December 31,		Interest Expense for the Year Ended December 31,
	2019	2018	2019	2018
Tiptree insurance	$185.0	$160.0	$13.4	$13.1
Corporate	68.2	72.1	6.3	5.0
Total	$253.2	$232.1	$19.7	$18.1

On February 21, 2020, we refinanced our existing credit facility with Fortress. See (24) Subsequent Events - New Fortress Credit Facility for details. As of February 21, 2020, our new $125 million credit facility with Fortress carries a rate of LIBOR (with a minimum LIBOR rate of 1.00%), plus a margin of 6.75% per annum. We are required to make quarterly principal payments of approximately $1.56 million.

On October 16, 2017, Fortegra completed an offering of $125 million Junior Subordinated Notes due 2057. The Junior Subordinated Notes contain customary financial covenants that require, among other items, maximum leverage and limitations on restricted payments under certain circumstances.  As a result, in certain adverse circumstances, such limitations could restrict our ability to grow, or limit the dividends to the holding company to pay our obligations. Substantially all of the net proceeds from the Junior Subordinated Notes were used to repay existing indebtedness. We believe these funds repositioned Fortegra’s balance sheet, strengthened the Company’s positioning with industry rating agencies, and generated a source of long term capital. See Note (10) Debt, net for additional information of our debt and that of our subsidiaries.

Consolidated Comparison of Cash Flows

($ in millions)	Year Ended December 31,
Total cash provided by (used in):	2019	2018
Net cash (used in) provided by:
Operating activities	$23.7	$57.7
Investing activities	(8.3)	(109.1)
Financing activities	36.9	(2.0)
Net increase (decrease) in cash, cash equivalents and restricted cash	$52.3	$(53.4)
Cash provided by operating activities was $23.7 million for the year ended December 31, 2019 compared to $57.7 million of cash provided by operating activities in the prior year period. In 2019, the primary sources of cash from operating activities included consolidated net income (excluding unrealized gains and losses), increases in unearned premiums, reinsurance payables, and deferred revenues, offset by increases in notes and accounts receivable and reinsurance receivables related to growth in our insurance operations. In the 2018 period, the primary sources of cash from operating activities included consolidated net income (excluding unrealized gains and losses), increases in unearned premiums, reinsurance payables, deferred revenues and policy liabilities in our insurance segment and mortgage sales outpacing originations in our mortgage loan origination business, offset by increases in reinsurance receivables, deferred acquisition costs and notes and account receivable in our insurance segment.

Cash used in investing activities was $8.3 million for the year ended December 31, 2019 compared to $109.1 million of cash used in investing activities for the prior year period. The primary use of cash from investing activities was the issuance of notes receivables outpacing proceeds from the same. This was offset by proceeds associated with a contingent earn-out from our sale of Care, proceeds from the sale of our Telos business, and sales and maturities of investments in excess of purchases in our insurance investment portfolio. In the 2018 period, the primary uses of cash were purchases of investments exceeding proceeds from sales and maturities of investments in our insurance investment portfolio, and investments in vessels within Tiptree Capital, offset by proceeds from the sale of Care and proceeds from the prepayment of a seller note in connection with the sale of our commercial lending business.

Cash provided by financing activities was $36.9 million for the year ended December 31, 2019 compared to cash used in financing activities of $2.0 million in the prior year period. In 2019, our new borrowings from various debt arrangements exceeded our principal paydowns primarily due to increased borrowings on our mortgage warehouse facilities due to increased volume in our mortgage business, increased borrowing on our secured corporate credit agreement in our insurance business to support growth, and a vessel backed term loan, offset by the repayment of asset based borrowings in our credit loan fund, held within our insurance investment portfolio. Net cash provided by increased borrowings under our debt facilities was offset by the repurchase of $9.1 million of the Company’s Common Stock and the payment of $5.5 million in dividends. In the 2018 period, the uses of cash from financing activities were share repurchases of $14.1 million and dividends paid of $4.8 million, offset by net new borrowings under our debt facilities, including borrowings from our secured corporate credit agreement and net new borrowings on residential mortgage warehouse borrowings, partially offset by principal paydowns on asset based revolving financing in our insurance portfolio.

Contractual Obligations

The table below summarizes consolidated contractual obligations by period for payments that are due as of December 31, 2019:

($ in millions)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Corporate debt	$93.2	$—	$—	$160.0	$253.2
Asset based debt	90.7	21.6	18.0	—	130.3
Total debt (1)	$183.9	$21.6	$18.0	$160.0	$383.5
Operating lease obligations (2)	7.2	12.5	9.6	11.7	41.0
Total	$191.1	$34.1	$27.6	$171.7	$424.5

(1)	See Note (10) Debt, net, in the accompanying consolidated financial statements for additional information.

(2)	Minimum rental obligation for office leases. The total rent expense for the year ended December 31, 2019, 2018 and 2017 was $8.6 million, $7.5 million and $6.8 million, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s significant accounting policies are described in Note (2) Summary of Significant Accounting Policies. As disclosed in Note (2), the preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates.

The Company believes that the following discussion addresses the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Further information can be found in the notes to the Consolidated Financial Statements related to the following: valuation of assets where quoted market prices are not available can be found under “Fair Value Measurement” in Note (2) Summary of Significant Accounting Policies; policies related to goodwill and intangible assets can be found in Note (2) Summary of Significant Accounting Policies, “Goodwill and Identifiable Intangible Assets, Net”; and additional information on income taxes can be found under Note (19) Income Taxes.

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

Impairment

Vessels, net

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

Goodwill and Intangible Assets, net

Goodwill (and indefinite-lived intangible assets) are subject to tests for impairment annually or if events or circumstances indicate it is more likely than not they may be impaired. Other intangible assets are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. Indefinite-lived intangible assets are evaluated for impairment at least annually by comparing their fair values, estimated using discounted cash flow analyses, to their carrying values. Other amortizing intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment. Such evaluation of other intangible assets is initially based on undiscounted cash flow projections.

Other-Than-Temporary-Impairments

The Company regularly reviews AFS securities, held-to-maturity and cost investments with unrealized losses in order to evaluate whether the impairment is other-than-temporary. Under the guidance for debt securities, other-than-temporary impairment (OTTI) is recognized in earnings in the consolidated statements of operations for debt securities that the Company has an intent to sell or that it believes it is more likely than not that it will be required to sell prior to recovery of the amortized cost basis. For those securities that the Company does not intend to sell nor expect to be required to sell, credit-related impairment is recognized in earnings, with the non-credit-related impairment recorded in AOCI. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses for AFS securities that are determined to be temporary in nature are recorded, net of tax, in AOCI.

Management’s estimate of OTTI includes, among other things: (i) the duration of time and the relative magnitude to which fair value of the security has been below amortized cost; (ii) the financial condition and near‑term prospects of the issuer of the investment; (iii) extraordinary events, including negative news releases and rating agency downgrades, with respect to the issuer of the investment; (iv) whether it is more likely than not that the Company will sell a security before recovery of its amortized cost basis; (v) whether a debt security exhibits cash flow deterioration; and (vi) whether the security’s decline is attributable to specific conditions, such as conditions in an industry or in a geographic location.

Reserves

Insurance Reserves

Unpaid claims are reserve estimates that are established in accordance with U.S. GAAP using generally accepted actuarial methods. Credit life and AD&D unpaid claims reserves include claims in the course of settlement and incurred but not reported (IBNR) claims. Credit disability unpaid claims reserves also include continuing claim reserves for open disability claims. For all other Fortegra product lines, unpaid claims reserves are bulk reserves and are entirely IBNR. The Company uses a number of algorithms in establishing its unpaid claims reserves. These algorithms are used to calculate unpaid claims as a function of paid losses, earned premium, target loss ratios, in-force amounts, unearned premium reserves, industry recognized morbidity tables or a combination of these factors.

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

Deferred Acquisition Costs

The Company defers certain costs of acquiring new and renewal insurance policies and other products within the Company’s insurance segment.

Insurance Policy Related

Insurance policy related deferred acquisition costs are limited to direct costs that resulted from successful contract transactions and would not have been incurred by the Company's insurance company subsidiaries had the transactions not occurred. These capitalized costs are amortized as the related premium is earned.

The Company evaluates whether insurance related deferred acquisition costs are recoverable at year-end, and considers investment income in the recoverability analysis. As a result of the Company's evaluations, no write-offs for unrecoverable insurance related deferred acquisition costs were recognized during the years ended December 31, 2019, 2018 and 2017, respectively.

Non-insurance Policy Related

Other deferred acquisition costs are limited to prepaid direct costs, typically commissions and contract transaction fees, that resulted from successful contract transactions and would not have been incurred by the Company had the transactions not occurred. These capitalized costs are amortized as the related service and administrative fees are earned.

The Company evaluates whether deferred acquisition costs - non-insurance policy related are recoverable at year-end. As a result of the Company's evaluations, no write-offs for unrecoverable deferred acquisition costs were recognized during the years ended December 31, 2019, 2018 and 2017, respectively.

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

 Service Fees. Service fee revenue is recognized as the services are performed. These services include fulfillment, software development, and claims handling for our customers. Collateral tracking fee income is recognized when the service is performed and billed. Management reviews the financial results under each significant contract on a monthly basis. Any losses that may occur due to a specific contract would be recognized in the period in which the loss is determined probable. During the years ended December 31, 2019, 2018 and 2017, respectively, the Company did not incur a loss with respect to a specific significant service fee contract.

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

Stock Based Compensation

The Company measures compensation cost for equity-based awards at fair value and recognizes compensation over the service period for awards expected to vest. The fair value of restricted stock units and restricted stock awards are based on the number of shares granted and the quoted price of our Common Stock at the time of grant. In addition, the estimation of equity-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period that the estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates.

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

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards see Note (2) Summary of Significant Accounting Policies, in the accompanying consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, we enter into various off-balance sheet arrangements including entering into derivative financial instruments and hedging transactions, operating leases and sponsoring and owning interests in consolidated and non-consolidated variable interest entities.

Further disclosure on our off-balance sheet arrangements as of December 31, 2019 is presented in the “Notes to Consolidated Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data” of this filing as follows:

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

For fixed rate debt, interest rate fluctuations generally affect the fair value of our liabilities, but do not impact our earnings. Therefore, interest rate risk does not have a significant impact on our fixed rate debt obligations until such obligations mature or until we elect to prepay and refinance such obligations. If interest rates have risen at the time our fixed rate debt matures or is refinanced, our future earnings could be adversely affected by additional borrowing costs. Conversely, lower interest rates at the time of maturity or refinancing may lower our overall interest expense. As of December 31, 2019, the Company had $125 million of general purpose fixed rate debt outstanding maturing in 2057.

For general purpose floating rate debt, interest rate fluctuations primarily affect interest expense and cash flows. If market interest rates rise, our earnings could be adversely affected by an increase in interest expense. In contrast, lower interest rates may reduce our interest expense and improve our earnings, except to the extent that our borrowings are subject to interest rate floors. The floating interest rate risk of asset based financing is generally offset as the financing and the purchased financial asset are generally subject to the same interest rate risk. For floating rate risk of other asset based financing such as borrowings to finance acquisitions of real estate, we generally hedge our exposure to the variability of the benchmark index with an interest rate swap.

As of December 31, 2019, we had $68.2 million of general purpose floating rate debt with a weighted average rate of 7.2%. A 100 basis point change in interest rates would increase interest expense by $0.5 million and decrease interest rate expense by $0.2 million (including the effect of applicable floors) on an annualized basis. As of December 31, 2018, we had $72.1 million of general purpose floating rate debt with a weighted average rate of 7.9%. A 100 basis point change in interest rates would increase interest expense by $0.7 million and decrease interest rate expense by $0.7 million (including the effect of applicable floors) on an annualized basis.

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

As of December 31, 2019, we had $360 million invested in interest bearing instruments, which represents 49% of the total investments portfolio. The estimated effects of a hypothetical increase in interest rates of 100 bps would result in a decrease to the fair value of the portfolio by $7.9 million. As of December 31, 2018, we had $420 million invested in interest bearing instruments, which represents 60% of the total investments portfolio. The estimated effects of a hypothetical increase in interest rates of 100 bps would result in a decrease to the fair value of the portfolio by $7.1 million.

Credit Risk
In 2019, we reduced exposure to levered credit through the sale of corporate loans, and exited almost all of our investments in non-performing loans. We are exposed to credit risk related to the following loan investments held within the insurance business:

($ in millions)	As of December 31,
Investments in Loans	2019	2018
Corporate loans	$9.8	$130.9
Non-performing loans	0.4	27.6
Total	$10.2	$158.5
Our insurance business also has exposure to credit risk in the form of fixed income securities which are primarily invested in high-grade government, municipal and corporate debt securities. We are exposed to credit risk related to the following debt investments held within the insurance business:

($ in millions)	As of December 31,
Investments in debt securities (1)	2019	2018
Corporate securities	$51.2	$95.7
Asset backed securities	44.0	40.7
Obligations of foreign governments	1.1	6.8
Other investments	40.3	8.5
Total	$136.6	$151.7

(1) The Company also holds interests in U.S. Treasury securities and obligations of U.S. government authorities and agencies, and state and political subdivisions of $237.9 million and $139.2 million as of December 31, 2019 and 2018, respectively.
Credit risk related to other credit related investments within the portfolio is the exposure to the adverse changes in the creditworthiness of individual investment holdings, issuers, groups of issuers, industries, and countries. A widening of credit spreads by 100 bps for debt securities (excluding other investments) would result in a decrease of $5.3 million to the fair value of the portfolio as of December 31, 2019. As of December 31, 2019 and 2018, 69% and 93%, respectively, of the debt securities had investment grade ratings.
In addition, our mortgage business also underwrites mortgage loans for the purpose of selling them into the secondary market. Due to the relatively short holding period, the credit risk associated with mortgage loans held for sale is not expected to be significant.
See Note (5) Investments to the consolidated financial statements for more information regarding our investments in loans by type.

Market Risk
We are primarily exposed to market risk related to the following investments:

($ in millions)	As of December 31, 2019			As of December 31, 2018
	Tiptree Insurance	Tiptree Capital	Total	Tiptree Insurance	Tiptree Capital	Total
Invesque	$19.4	$92.6	$112.0	$19.6	$93.6	$113.2
Fixed income exchange traded fund	25.0	—	25.0	—	—	—
Other equity securities	18.4	—	18.4	9.8	—	9.8
Total equity securities	$62.8	$92.6	$155.4	$29.4	$93.6	$123.0

A 10% increase or decrease in the fair value of such investments would result in $15.5 million and $12.3 million of unrealized gains and losses as of December 31, 2019 and 2018, respectively.
As of December 31, 2019 and 2018, we owned 16.6 million shares of common stock, or approximately 31%, of Invesque, a real estate investment company that specializes in health care real estate and senior living property investment throughout North America. The value of our Invesque shares is reported at fair market value on a quarterly basis and fluctuates. Invesque has historically paid monthly dividends but there can be no assurance that Invesque will continue to pay dividends in the same frequency or amount. A loss in the fair market value of our Invesque shares or a reduction or discontinuation in the dividends paid on our Invesque shares could have a material adverse effect on our financial condition and results of operations. The Company’s investment in Invesque was subject to certain contractual and functional sale restrictions. As of December 31, 2018, the fair value of the Invesque shares was based on the market price adjusted for the impact of these restrictions. As of December 31, 2019, these restrictions are no longer applicable.
See “Risk Factors — Risks Related to our Business - Our investment in Invesque shares is subject to market volatility and the risk that Invesque changes its dividend policy”.
Counterparty Risk
We are subject to counterparty risk to the extent that we engage in derivative activities for hedging or other purposes. As of December 31, 2019 and 2018, the total fair value of derivative assets subject to counterparty risk, including the effect of any legal right of offset, totaled $7.5 million and $3.5 million, respectively. We generally manage our counterparty risk to derivative counterparties by entering into contracts with counterparties of high credit quality.
Reinsurance receivables were $539.8 million and $420.4 million as of December 31, 2019 and 2018, respectively. Of those amounts, $334 million and $270 million relates to contracts where we hold collateral or receive letters of credit in excess of the receivables balance. The remainder is held with high quality reinsurers, substantially all of which have a rating of A or better by A.M. Best. As of December 31, 2019, 5 counterparties constituted more than 10% of the uncollateralized reinsurance receivable exposure, ranging from 10% to 20%, with ratings ranging from A- to A+.
We were also exposed to counterparty risk of approximately $105.4 million and $84.5 million as of December 31, 2019 and 2018, respectively, related to our retrospective commission arrangements; associated risks are offset by the Company’s contractual ability to withhold future commissions against the retrospective balances. In addition, we are exposed to counterparty risk of approximately $42.2 million and $13.1 million as of December 31, 2019 and 2018, respectively, related to our premium financing business. The risk associated with such arrangements is mitigated by the fact that we have the contractual ability to cancel the insurance policy and have premiums refunded to us by the insurer in the event of a counterparty default.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Tiptree Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tiptree Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
March 11, 2020
We have served as the Company's auditor since 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Tiptree Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Tiptree Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated March 11, 2020, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
New York, New York
March 11, 2020

TIPTREE INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)

	As of December 31,
	2019	2018
Assets:
Investments:
Available for sale securities, at fair value	$335,192	$283,563
Loans, at fair value	108,894	215,383
Equity securities	155,378	122,979
Other investments	137,472	75,002
Total investments	736,936	696,927
Cash and cash equivalents	133,117	86,003
Restricted cash	11,473	10,521
Notes and accounts receivable, net	286,968	223,105
Reinsurance receivables	539,833	420,351
Deferred acquisition costs	166,493	170,063
Goodwill	99,147	91,562
Intangible assets, net	47,974	52,121
Other assets	68,510	46,034
Assets held for sale	107,835	68,231
Total assets	$2,198,286	$1,864,918

Liabilities and Stockholders’ Equity
Liabilities:
Debt, net	$374,454	$354,083
Unearned premiums	754,993	599,444
Policy liabilities and unpaid claims	144,384	131,611
Deferred revenue	94,601	75,754
Reinsurance payable	143,869	117,597
Other liabilities and accrued expenses	172,140	124,190
Liabilities held for sale	102,430	62,980
Total liabilities	$1,786,871	$1,465,659

Stockholders’ Equity:
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued or outstanding	$—	$—
Common Stock: $0.001 par value, 200,000,000 shares authorized, 34,562,553 and 35,870,348 shares issued and outstanding, respectively	35	36
Additional paid-in capital	326,140	331,892
Accumulated other comprehensive income (loss), net of tax	1,698	(2,058)
Retained earnings	70,189	57,231
Total Tiptree Inc. stockholders’ equity	398,062	387,101
Non-controlling interests - Other	13,353	12,158
Total stockholders’ equity	411,415	399,259
Total liabilities and stockholders’ equity	$2,198,286	$1,864,918
See accompanying notes to consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except share data)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Earned premiums, net	$499,108	$427,837	$371,700
Service and administrative fees	106,239	102,315	95,160
Ceding commissions	9,608	9,651	8,770
Net investment income	14,017	19,179	16,286
Net realized and unrealized gains (losses)	83,868	28,782	47,607
Other revenue	59,888	38,062	42,275
Total revenues	772,728	625,826	581,798
Expenses:
Policy and contract benefits	170,681	152,095	123,959
Commission expense	303,057	262,460	241,835
Employee compensation and benefits	129,479	113,557	115,949
Interest expense	27,059	27,013	25,562
Depreciation and amortization	13,569	12,596	13,841
Other expenses	99,744	77,901	74,439
Total expenses	743,589	645,622	595,585
Other income:
Results of consolidated CLOs:
Income attributable to consolidated CLOs	—	—	24,903
Expenses attributable to consolidated CLOs	—	—	14,446
Net income (loss) attributable to consolidated CLOs	—	—	10,457
Total other income	—	—	10,457
Income (loss) before taxes from continuing operations	29,139	(19,796)	(3,330)
Less: provision (benefit) for income taxes	9,017	(5,909)	(12,562)
Net income (loss) from continuing operations	20,122	(13,887)	9,232
Discontinued operations:
Income (loss) before taxes from discontinued operations	—	624	(6,222)
Gain on sale of discontinued operations	—	56,860	—
Less: Provision (benefit) for income taxes	—	13,714	(2,224)
Net income (loss) from discontinued operations	—	43,770	(3,998)
Net income (loss) before non-controlling interests	20,122	29,883	5,234
Less: net income (loss) attributable to non-controlling interests - TFP	—	5,500	748
Less: net income (loss) attributable to non-controlling interests - Other	1,761	450	882
Net income (loss) attributable to Common Stockholders	$18,361	$23,933	$3,604

Net income (loss) per Common Share:
Basic, continuing operations, net	$0.52	$(0.38)	$0.22
Basic, discontinued operations, net	—	1.07	(0.10)
Basic earnings per share	$0.52	$0.69	$0.12

Diluted, continuing operations, net	0.50	(0.38)	0.21
Diluted, discontinued operations, net	—	1.07	(0.10)
Diluted earnings per share	$0.50	$0.69	$0.11

Weighted average number of Common Shares:
Basic	34,578,292	34,715,852	29,134,190
Diluted	34,578,292	34,715,852	37,306,632

Dividends declared per Common Share	$0.16	$0.14	$0.12

See accompanying notes to consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income (loss) before non-controlling interests	$20,122	$29,883	$5,234

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available for sale securities:
Unrealized holding gains (losses) arising during the period	6,320	(2,919)	806
Related tax (expense) benefit	(1,409)	662	(284)
Reclassification of (gains) losses included in net income	(1,312)	819	(435)
Related tax expense (benefit)	280	(171)	153
Unrealized gains (losses) on available for sale securities, net of tax	3,879	(1,609)	240

Interest rate swaps (cash flow hedges):
Unrealized gains (losses) on interest rate swaps	—	1,111	282
Related tax (expense) benefit	—	(276)	(92)
Reclassification of (gains) losses included in net income (1)	—	(3,845)	184
Related tax expense (benefit)	—	936	(59)
Unrealized (losses) gains on interest rate swaps from cash flow hedges, net of tax	—	(2,074)	315

Other comprehensive income (loss), net of tax	3,879	(3,683)	555
Comprehensive income (loss)	24,001	26,200	5,789
Less: Comprehensive income (loss) attributable to non-controlling interests - TFP	—	5,278	842
Less: Comprehensive income (loss) attributable to non-controlling interests - Other	1,785	13	932
Comprehensive income (loss) attributable to Common Stockholders	$22,216	$20,909	$4,015

(1)	Deconsolidated as part of the sale of Care. See Note (3) Dispositions, Assets Held for Sale and Discontinued Operations.

See accompanying notes to consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Statements of Changes in Stockholders’ Equity
(in thousands, except shares)

	Number of Shares		Par Value		Additional paid in capital	Accumulated other comprehensive income (loss)	Retained earnings	Shares held by subsidiaries				Total stockholders’ equity to Tiptree Inc.	Non-controlling interests - TFP	Non-controlling interests - Other	Total stockholders' equity
	Common Stock	Class B	Common Stock	Class B				Common Stock	Common Stock Amount	Class B Shares	Class B Amount
Balance at December 31, 2016	34,983,616	8,049,029	$35	$8	$297,391	$555	$37,974	(6,596,000)	$(42,524)	(8,049,029)	$(8)	$293,431	$76,077	$20,636	$390,144
Amortization of share-based incentive compensation	—	—	—	—	2,139	—	—	—	—	—	—	2,139	—	3,346	5,485
Vesting of share-based incentive compensation	19,388	—	—	—	(588)	—	—	131,483	854	—	—	266	—	—	266
Shares issued to settle contingent consideration	—	—	—	—	(76)	—	—	756,046	4,914	—	—	4,838	—	—	4,838
Issuance of common stock for cash upon exercise of stock options	—	—	—	—	(1,371)	—	—	1,510,920	9,471	—	—	8,100	—	—	8,100
Shares acquired by subsidiaries	—	—	—	—	—	—	—	(1,000,000)	(7,300)	—	—	(7,300)	—	—	(7,300)
Non-controlling interest contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	2,464	2,464
Non-controlling interest distributions	—	—	—	—	—	—	—	—	—	—	—	—	(966)	(2,002)	(2,968)
Net changes in non-controlling interest	—	—	—	—	(1,913)	—	—	—	—	—	—	(1,913)	1,541	(6,173)	(6,545)
Dividends declared	—	—	—	—	—	—	(3,499)	—	—	—	—	(3,499)	—	—	(3,499)
Other comprehensive income, net of tax	—	—	—	—	—	411	—	—	—	—	—	411	94	50	555
Net income	—	—	—	—	—	—	3,604	—	—	—	—	3,604	748	882	5,234
Balance at December 31, 2017	35,003,004	8,049,029	$35	$8	$295,582	$966	$38,079	(5,197,551)	$(34,585)	(8,049,029)	$(8)	$300,077	$77,494	$19,203	$396,774
Amortization of share-based incentive compensation	—	—	—	—	2,465	—	—	—	—	—	—	2,465	—	3,889	6,354
Vesting of share-based incentive compensation	31,527	—	—	—	(907)	—	—	161,574	1,050	—	—	143	—	—	143
Shares purchased under stock purchase plan	(2,177,235)	—	(2)	—	(14,109)	—	—	—	—	—	—	(14,111)	—	—	(14,111)
Reorganization merger (1)	8,049,029	(8,049,029)	8	(8)	82,523	(341)	—	—	—	8,049,029	8	82,190	(82,190)	—	—
Cancellation of treasury shares	(5,035,977)	—	(5)	—	(33,530)	—	—	5,035,977	33,535	—	—	—	—	—	—
Non-controlling interest contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	3,150	3,150
Non-controlling interest distributions	—	—	—	—	—	—	—	—	—	—	—	—	(241)	—	(241)
Net changes in non-controlling interest	—	—	—	—	(132)	—	—	—	—	—	—	(132)	—	(14,097)	(14,229)
Dividends declared	—	—	—	—	—	—	(4,781)	—	—	—	—	(4,781)	—	—	(4,781)
Other comprehensive income, net of tax	—	—	—	—	—	(2,683)	—	—	—	—	—	(2,683)	(563)	(437)	(3,683)
Net income	—	—	—	—	—	—	23,933	—	—	—	—	23,933	5,500	450	29,883
Balance at December 31, 2018	35,870,348	—	$36	$—	$331,892	$(2,058)	$57,231	—	$—	—	$—	$387,101	$—	$12,158	$399,259

(1)	Includes the exchange of 424,399 units of TFP for 1,187,468 shares of Common Stock.

See accompanying notes to consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Statements of Changes in Stockholders’ Equity
(in thousands, except shares)

	Common Stock
	Number of shares	Par value	Additional paid in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity to Tiptree Inc.	Non-controlling interests - Other	Total stockholders' equity
Balance at December 31, 2018	35,870,348	$36	$331,892	$(2,058)	$57,231	$387,101	$12,158	$399,259
Adoption of accounting standard(1)	—	—	—	(99)	99	—	—	—
Amortization of share-based incentive compensation	—	—	3,145	—	—	3,145	2,917	6,062
Vesting of share-based incentive compensation (2)	164,935	—	187	—	—	187	(2,483)	(2,296)
Shares purchased under stock purchase plan	(1,472,730)	(1)	(9,084)	—	—	(9,085)	—	(9,085)
Non-controlling interest contributions	—	—	—	—	—	—	61	61
Non-controlling interest distributions (2)	—	—	—	—	—	—	(3,585)	(3,585)
Net change in non-controlling interest	—	—	—	—	—	—	2,500	2,500
Dividends declared	—	—	—	—	(5,502)	(5,502)	—	(5,502)
Other comprehensive income, net of tax	—	—	—	3,855	—	3,855	24	3,879
Net income	—	—	—	—	18,361	18,361	1,761	20,122
Balance at December 31, 2019	34,562,553	$35	$326,140	$1,698	$70,189	$398,062	$13,353	$411,415

(1)	Amounts reclassified due to adoption of ASU 2018-02. See Note (2) Summary of Significant Accounting Policies.

(2)	Includes subsidiary RSU exchanges. See Note (18) Stock Based Compensation.

See accompanying notes to consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2019	2018	2017
Operating Activities:
Net income (loss) attributable to Common Stockholders	$18,361	$23,933	$3,604
Net income (loss) attributable to non-controlling interests - TFP	—	5,500	748
Net income (loss) attributable to non-controlling interests - Other	1,761	450	882
Net income (loss)	20,122	29,883	5,234
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Net realized and unrealized (gains) losses	(83,868)	(28,782)	(47,607)
Net (gain) on sale of businesses	(7,598)	(56,860)	(1,944)
Realized (gain) on cash flow hedge	—	—	(877)
Change in fair value of contingent consideration	—	—	3,192
Non-cash compensation expense	6,363	6,657	6,826
Amortization/accretion of premiums and discounts	1,161	1,029	1,316
Depreciation and amortization expense	13,569	12,596	29,992
Non-cash lease expense	7,568	—	—
Bad debt expense	140	243	1,019
Amortization of deferred financing costs	714	934	2,770
Loss on extinguishment of debt	1,241	428	1,163
Deferred tax expense (benefit)	6,815	4,011	(11,249)
Changes in operating assets and liabilities:
Mortgage loans originated for sale	(2,048,228)	(1,533,365)	(1,592,726)
Proceeds from the sale of mortgage loans originated for sale	2,043,097	1,590,546	1,658,646
(Increase) decrease in notes and accounts receivable	(33,085)	(35,256)	(48,085)
(Increase) decrease in reinsurance receivables	(119,482)	(67,384)	(53,256)
(Increase) decrease in deferred acquisition costs	3,570	(22,901)	(20,554)
(Increase) decrease in other assets	269	(12,400)	(4,849)
Increase (decrease) in unearned premiums	155,549	95,998	87,880
Increase (decrease) in policy liabilities and unpaid claims	12,773	19,608	5,729
Increase (decrease) in deferred revenue	16,397	19,009	4,082
Increase (decrease) in reinsurance payable	26,272	27,043	19,966
Increase (decrease) in other liabilities and accrued expenses	383	6,687	3,205
Operating activities from consolidated CLOs	—	—	(2,954)
Net cash provided by (used in) operating activities	23,742	57,724	46,919
Investing Activities:
Purchases of investments	(389,206)	(327,617)	(221,096)
Proceeds from sales and maturities of investments	394,331	190,942	296,855
(Increase) decrease in loans owned, at amortized cost, net	—	—	(37,166)
Proceeds from the sale of real estate	11,857	17,705	14,035
Purchases of property, plant and equipment	(8,519)	(3,749)	(1,747)
Proceeds from the sale of businesses	18,329	15,709	14,089
Proceeds from notes receivable	36,690	29,234	50,175
Issuance of notes receivable	(67,176)	(31,331)	(41,861)
Business and asset acquisitions, net of cash and deposits	(4,633)	—	(85,826)
Investing activities from consolidated CLOs	—	—	225,317
Net cash provided by (used in) investing activities	(8,327)	(109,107)	212,775
Financing Activities:
Dividends paid	(5,502)	(4,781)	(3,499)
Non-controlling interest contributions	61	3,150	2,464
Non-controlling interest distributions	(3,585)	(241)	(2,224)
Payment of debt issuance costs	(586)	(1,143)	(9,588)
Proceeds from borrowings and mortgage notes payable	2,237,329	1,632,469	1,857,571
Principal paydowns of borrowings and mortgage notes payable	(2,181,704)	(1,617,346)	(1,816,537)
Proceeds from the exercise of options for Common Stock	—	—	8,100
Repurchases of Common Stock	(9,085)	(14,111)	(7,300)
Financing activities from consolidated CLOs	—	—	(223,393)
Net cash provided by (used in) financing activities	36,928	(2,003)	(194,406)
Net increase (decrease) in cash, cash equivalents and restricted cash	52,343	(53,386)	65,288
Cash, cash equivalents and restricted cash – beginning of period	96,524	142,237	74,258
Cash, cash equivalents and restricted cash – beginning of period - held for sale	2,860	10,533	13,224
Cash, cash equivalents and restricted cash – end of period (1)	151,727	99,384	152,770
Less: Reclassification of cash to assets held for sale	7,137	2,860	10,533
Cash, cash equivalents and restricted cash – end of period	$144,590	$96,524	$142,237

TIPTREE INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2019	2018	2017
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest expense	$26,224	$25,976	$34,113
Cash (received) paid during the period for income taxes	$3,301	$(5,088)	$5,049

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Right-of-use asset obtained in exchange for lease liability	$33,558	$—	$—
Acquired real estate properties through, or in lieu of, foreclosure of the related loan	$2,596	$7,367	$15,033
Acquisition of non-controlling interest	$2,500	$82,190	$—
Equity securities acquired through the sale of a subsidiary and asset sales	$—	$135,675	$—
Cancellation of treasury shares	$—	$33,535	$—
Assets of consolidated CLOs deconsolidated due to sale and redemption	$—	$—	$765,603
Liabilities of consolidated CLOs deconsolidated due to sale and redemption	$—	$—	$729,597
Real estate acquired through asset acquisition	$—	$—	$8,178
Seller provided financing related to the sale of subsidiary	$—	$—	$11,000
Intangible assets related to in-place leases acquired through asset acquisition	$—	$—	$2,049
Settlement of contingent consideration payable with Common Stock	$—	$—	$4,838
Debt assumed through acquisitions	$—	$—	$7,586

	As of December 31,
Reconciliation of cash, cash equivalents and restricted cash shown in the statement of cash flows	2019	2018	2017
Cash and cash equivalents	$133,117	$86,003	$110,667
Restricted cash	11,473	10,521	31,570
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$144,590	$96,524	$142,237

(1)	Includes cash in assets held for sale

See accompanying notes to consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share data)

(1) Organization

Tiptree Inc. (together with its consolidated subsidiaries, collectively, Tiptree, the Company, or we) is a Maryland Corporation that was incorporated on March 19, 2007. Tiptree’s Common Stock trades on the Nasdaq Capital Market under the symbol “TIPT”. Tiptree is a holding company that combines specialty insurance operations with investment management capabilities. We allocate our capital across our insurance operations and other investments. We classify our business into one reportable segment: Tiptree Insurance. We refer to our non-insurance operations, assets and other investments, which is comprised of our non-reportable segments and other business activities, as Tiptree Capital.

In this report, “Common Stock” means Class A common stock $0.001 par value for periods prior to June 7, 2018 and thereafter the common stock $0.001 par value.

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

As a result of the adoption of ASU 2016-02, Leases (Topic 842), the Company’s operating leases are now recognized on the consolidated balance sheets as of January 1, 2019. See Note (14) Other Assets and Other Liabilities and Accrued Expenses for additional information.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share data)

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

On July 1, 2019, a subsidiary in our insurance business acquired a majority interest in Ingenasys, Ltd., the parent holding company of Defend Insurance Group (Defend), for total net cash consideration of approximately $4.6 million. Defend is an automotive finance and insurance provider and insurance administrator operating in the Czech Republic, Poland, Hungary, Slovakia, and the UK. Identifiable assets acquired were primarily made up of goodwill and intangible assets. See Note (8) Goodwill and Intangible Assets, net.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share data)

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

The availability of observable inputs can vary depending on the financial asset or liability and is affected by a wide variety of factors, including, for example, the type of product, whether the product is new, whether the product is traded on an active exchange or in the secondary market, and the current market conditions. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized within Level 3 of the fair value hierarchy. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Tiptree’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and the consideration of factors specific to the investment. From time to time, Tiptree’s assets and liabilities will transfer between one level to another level. It is Tiptree’s policy to recognize transfers between different levels at the end of each reporting period.

Tiptree utilizes both observable and unobservable inputs in its valuation methodologies. Observable inputs include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data. In addition, specific issuer information and other market data is used. For broker quotes, quotes are obtained from sources recognized to be market participants. Unobservable inputs may include expected cash flow streams, default rates, supply and demand considerations and market volatility.

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

Derivative Instruments Designated as Cash Flow Hedging Instruments

The Company uses cash flow hedges to reduce the exposure to variability of cash flows from floating rate borrowings. If a derivative instrument meets certain cash flow hedge accounting criteria, it is recorded on the consolidated balance sheet at its fair value, as either an asset or a liability, with offsetting changes in fair value recognized in AOCI. The effective portion of the changes in fair value of derivatives are reported in AOCI and amounts previously recorded in AOCI are recognized in earnings in the period in which the hedged transaction affects earnings. Any ineffective portions of the change in fair value of the derivative are recognized in current earnings.

Stock Based Compensation

The Company accounts for equity‑based compensation issued to employees, directors, and affiliates of the Company using the current fair value based methodology.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share data)

The Company initially measures the cost of restricted stock unit (RSUs) and restricted stock awards at fair value on the date of grant and subsequently recognizes the cost of such awards over the vesting period using the straight-line method. The compensation costs are charged to expense over the vesting period with a corresponding credit to additional paid-in capital.

Compensation cost is recognized for stock options issued to employees, based on the fair value of these awards at the date of grant. Compensation cost is recognized over the required service period, generally defined as the vesting period.

Grants of subsidiary RSUs exchangeable into Common Stock of the Company were initially accounted for as liabilities based upon their expected settlement method. Changes in fair value of the awards were recognized in earnings for the relative amount of cumulative compensation cost. The Company used the straight-line method to recognize compensation expense for the time vesting RSUs over the requisite service periods, beginning on the grant date. In June 2017, when sufficient shares were made available, we accounted for these RSUs under the fair value method and ceased marking the shares to market. The Company uses the graded-vesting method to recognize compensation expense for the performance vesting RSUs. Changes in fair value of shares underlying liability awards are recognized in earnings to the extent of the accumulated amortization. Compensation expense will be recognized to the extent that it is probable that the performance condition will be achieved. The Company reassesses the probability of satisfaction of the performance condition for the performance vesting RSUs for each reporting period.

Income Taxes

Deferred tax assets and liabilities are determined using the asset and liability method. Under this method, deferred tax assets and liabilities are established for future tax consequences of temporary differences between the financial statement carrying amounts of assets and liabilities and their tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to reverse. A valuation allowance is established when necessary to reduce a deferred tax asset to the amount expected to be realized. Several of the Company’s subsidiaries file state tax returns on a standalone basis. Two of our subsidiaries file federal and state tax returns on a stand alone basis, one of which is held for sale. These U.S. federal and state income tax returns, when filed, will be subject to examination by the Internal Revenue Service and state departments of revenue. See Note (19) Income Taxes.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its tax returns to determine whether the tax positions are “more likely than not” of being sustained by the applicable tax authority. The Company’s tax benefit or tax expense is adjusted accordingly for tax positions not deemed to meet the more likely than not threshold. The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expenses.

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

The Company calculates EPS using the two-class method, which is an earnings allocation formula that determines EPS for common shares and participating securities. Unvested RSUs contain non-forfeitable rights to distributions or distribution equivalents (whether paid or unpaid) and are participating securities that are included in the computation of EPS using the two-class method. Accordingly, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive distributions. The participating securities do not have a contractual obligation to absorb losses and are only allocated in periods where there is income from continuing operations.

See Note (21) Earnings Per Share, for EPS computations.

Investments

The Company records all investment transactions on a trade‑date basis. Realized gains (losses) are determined using the specific-identification method. The Company classifies its investments in debt securities as available for sale or held-to-maturity based

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share data)

on the Company’s intent and ability to hold the debt security to maturity. The Company did not have any held-to-maturity securities at December 31, 2019 and 2018.

Available for Sale Securities, at Fair Value (AFS)

AFS are securities that are not classified as trading or held-to-maturity and are intended to be held for indefinite periods of time. AFS securities include those debt securities that management may sell as part of its asset/liability management strategy or in response to changes in interest rates, resultant prepayment risk or other factors. AFS securities are held at fair value on the consolidated balance sheet with changes in fair value, net of related tax effects, recorded in the AOCI component of stockholders’ equity in the period of change. Upon the disposition of an AFS security, the Company reclassifies the gain or loss on the security from AOCI to net realized and unrealized gains (losses) on the consolidated statements of operations.

The Company regularly reviews AFS securities, held-to-maturity and cost investments with unrealized losses in order to evaluate whether the impairment is other-than-temporary. Under the guidance for debt securities, other-than-temporary impairment (OTTI) is recognized in earnings in the consolidated statements of operations for debt securities that the Company has an intent to sell or that it believes it is more likely than not that it will be required to sell prior to recovery of the amortized cost basis. For those securities that the Company does not intend to sell nor expect to be required to sell, credit-related impairment is recognized in earnings, with the non-credit-related impairment recorded in AOCI. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses for AFS securities that are determined to be temporary in nature are recorded, net of tax, in AOCI.

Management’s estimate of OTTI includes, among other things: (i) the duration of time and the relative magnitude to which fair value of the security has been below amortized cost; (ii) the financial condition and near‑term prospects of the issuer of the investment; (iii) extraordinary events, including negative news releases and rating agency downgrades, with respect to the issuer of the investment; (iv) whether it is more likely than not that the Company will sell a security before recovery of its amortized cost basis; (v) whether a debt security exhibits cash flow deterioration; and (vi) whether the security’s decline is attributable to specific conditions, such as conditions in an industry or in a geographic location.

Loans, at Fair Value

Loans, at fair value is substantially comprised of (i) non-performing residential loans (NPLs), (ii) middle market leveraged loans held by the Company and (iii) loans originated by the Company’s mortgage finance business. Changes in their fair value are reported within net realized and unrealized gains (losses) in our consolidated statements of operations.

Corporate Loans

Corporate loans are comprised of a diversified portfolio of middle market leveraged loans which are carried at fair value. In general, the fair value of leveraged loans are obtained from an independent pricing service which provides coverage of secondary market participants. The values represent a composite of mark-to-market bid/offer prices. In certain circumstances, the Company will make its own determination of fair value of leveraged loans based on internal models and other unobservable inputs.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share data)

The Company has elected the fair value option for NPLs as we have concluded that fair value timely reflects the results of our investment performance. As substantially all of our loans were non-performing when acquired, we generally look to the estimated fair value of the underlying property collateral to assess the recoverability of our investments. We primarily utilize the local broker price opinion (BPO) but also consider any other comparable home sales or other market data, as considered necessary, in estimating a property’s fair value. For further discussion on the observable and unobservable inputs to the model and determination of fair value of NPLs, see Note (11) Fair Value of Financial Instruments.

Certain NPLs are loans that are delinquent on obligated payments of principal and interest. Certain other NPLs are making some payments, generally as a result of a modification or a workout plan.

The fair value of NPLs are determined using a discounted cash flow model. As such, both the changes in fair value and the net periodic cash flows related to NPLs are recorded in net realized and unrealized gains (losses) in the consolidated statement of operations.

Equity Securities

Equity securities are investments consisting of equity securities that are purchased principally for the purpose of selling them in the near term. Changes in fair value are recorded in net realized and unrealized gains (losses) on investments on the consolidated statements of operations in the period of change.

Other Investments

Foreclosed Residential Real Estate Property (REO)

NPLs are reclassified to REO once the Company has obtained legal title to the property upon completion of a foreclosure sale or the borrower has conveyed all interest in the property to satisfy that loan through completion of a deed in lieu of foreclosure. Because the Company elected the fair value option for NPLs, upon recognition as REO, the property fair value is estimated using market values and, if the property meets held-for-sale criteria, it is initially recorded at fair value less costs to sell as its new cost basis. Subsequently, the property is carried at (i) the fair value of the asset minus the estimated costs to sell the asset or (ii) the initial REO value, whichever is lower. Adjustments to the carrying value of REOs are recorded in net realized and unrealized gains (losses).

Vessels, net

Investments in vessels, net are carried at cost (inclusive of capitalized acquisition costs, where applicable) less accumulated depreciation. Subsequent expenditures are also capitalized when they appreciably extend the life, increase the earning capacity or improve the efficiency or safety of the vessels; otherwise, these amounts are expensed as incurred. Vessels acquired are recognized at their fair value as of the date of the acquisition.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share data)

As of December 31, 2019, the undiscounted future cash flows were higher than the carrying amount of each of the vessels in the Company’s fleet and, as such, no loss on impairment was recognized.

Cash and Cash Equivalents

The Company considers all highly liquid investments of sufficient credit quality purchased with an initial maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of U.S. denominated cash on hand, cash held in banks and investments in money market funds.

Restricted Cash

The Company’s restricted cash primarily consists of cash for unremitted premiums received from agents and insurers, fiduciary cash for reinsurers and pledged assets for the protection of policy holders in various state jurisdictions. Restricted cash also includes cash posted as collateral under credit facilities to maintain borrowing base sufficiency, borrower escrow funds for taxes, insurance, rate-lock fees and servicing related escrow funds and collateral on warehouse borrowings.

Notes and Accounts Receivable, Net

Notes Receivable, Net

The Company’s notes receivable, net includes receivables related to the insurance business for its premium financing programs.

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

Generally, receivables overdue more than 120 days are written off when the Company determines it has exhausted reasonable collection efforts and remedies, see Note (6) Notes and Accounts Receivable, net.

Accounts and Premiums Receivable, Net

Accounts and premiums receivable, net are primarily trade receivables from the insurance business that are carried at their approximate fair value. Accounts and premiums receivable from the Company’s insurance business consist primarily of advance commissions and agents' balances in course of collection and billed but not collected policy premiums, presented net of the allowance for doubtful accounts. For policy premiums that have been billed but not collected, the Company records a receivable on its consolidated balance sheet for the full amount of the premium billed, with a corresponding liability, net of its commission, to insurance carriers. The Company earns interest on the premium cash during the period of time between receipt of the funds and payment of these funds to insurance carriers. The Company maintains an allowance for doubtful accounts based on an estimate of uncollectible accounts.

Retrospective commissions receivable, Trust receivables and Other receivables

Retrospective commissions receivable, trust receivables and other receivables are primarily trade receivables from the insurance business that are carried net of allowance at their approximate fair value.

Reinsurance Receivables

Through the insurance business, the Company has various reinsurance agreements in place whereby the amount of risk in excess of its retention goals is reinsured by unrelated domestic and foreign insurance companies. The Company is required to pay losses even if a reinsurer fails to meet its obligations under the applicable reinsurance agreement. Reinsurance receivables include amounts related to paid benefits, unpaid benefits and prepaid reinsurance premiums. Reinsurance receivables are based upon estimates and are reported on the consolidated balance sheets separately as assets, as reinsurance does not relieve the Company of its legal liability to policyholders. Management continually monitors the financial condition and agency ratings of the Company’s reinsurers and believes that the reinsurance receivables accrued are collectible. Balances recoverable from reinsurers

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share data)

and amounts ceded to reinsurers relating to the unexpired portion of reinsured policies are presented as assets. Experience refunds from reinsurers are recognized based on the underwriting experience of the underlying contracts.

Deferred Acquisition Costs

The Company defers certain costs of acquiring new and renewal insurance policies and other products within the Company’s insurance business. Amortization of deferred acquisition costs was $287,834, $246,330 and $221,362 for the years ended December 31, 2019, 2018 and 2017, respectively.

Insurance Policy Related

Insurance policy related deferred acquisition costs are limited to direct costs that resulted from successful contract transactions and would not have been incurred by the Company's insurance company subsidiaries had the transactions not occurred. These capitalized costs are amortized as the related premium is earned.

The Company evaluates whether insurance related deferred acquisition costs are recoverable at year-end, and considers investment income in the recoverability analysis. As a result of the Company's evaluations, no write-offs for unrecoverable insurance related deferred acquisition costs were recognized during the years ended December 31, 2019, 2018 and 2017.

Non-insurance Policy Related

Other deferred acquisition costs are limited to prepaid direct costs, typically commissions and contract transaction fees that resulted from successful contract transactions and would not have been incurred by the Company had the transactions not occurred. These capitalized costs are amortized as the related service and administrative fees are earned.

The Company evaluates whether deferred acquisition costs - non-insurance policy related are recoverable at year-end. As a result of the Company's evaluations, no write-offs for unrecoverable deferred acquisition costs were recognized during the years ended December 31, 2019, 2018 and 2017.

Goodwill and Intangible Assets, net

The initial measurement of goodwill and intangibles requires judgment concerning estimates of the fair value of the acquired assets and liabilities. Goodwill and indefinite-lived intangible assets are not amortized but subject to tests for impairment annually or if events or circumstances indicate it is more likely than not they may be impaired. Other intangible assets are amortized over their estimated useful lives and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. The Company carries intangible assets, which represent customer and agent relationships, trade names, insurance licenses (certificates of authority granted by individual state departments of insurance), the value of in-force insurance policies acquired, software acquired or internally developed, and leases in-place. Management has deemed the insurance licenses to have an indefinite useful life. Costs incurred to renew or maintain insurance licenses are recorded as operating costs in the period in which they arise. See Note (8) Goodwill and Intangible Assets, net.

Other Assets

Other assets primarily consist of right of use assets, prepaid expenses, and furniture, fixtures and equipment, net. See Note (14) Other Assets and Other Liabilities and Accrued Expenses.

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

Unearned Premiums

Premiums written are earned over the life of the respective policy using the Rule of 78's, pro rata, or other actuarial methods as appropriate for the type of business. Unearned premiums represent the portion of premiums that will be earned in the future. A

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share data)

premium deficiency reserve is recorded if anticipated losses, loss adjustment expenses, deferred acquisition costs and policy maintenance costs exceed the recorded unearned premium reserve and anticipated investment income. As of December 31, 2019 and December 31, 2018, no deficiency reserves were recorded.

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

In accordance with applicable statutory insurance company regulations, the Company’s recorded unpaid claims reserves are evaluated by appointed independent third party actuaries, who perform this function in compliance with the Standards of Practice and Codes of Conduct of the American Academy of Actuaries. The independent actuaries perform their actuarial analyses annually and prepare opinions, statements, and reports documenting their determinations. For December 31, 2019 and 2018, our appointed independent third party actuaries found the Company’s reserves to be adequate.

Deferred Revenue

Deferred revenues represent the portion of income that will be earned in the future attributable to motor club memberships, mobile device protection plans, and other non-insurance service contracts that are earned over the respective contract periods using Rule of 78's, modified Rule of 78's, pro rata, or other methods as appropriate for the contract. A deficiency reserve would be recorded if anticipated contract benefits, deferred acquisition costs and contract service costs exceed the recorded deferred revenues and anticipated investment income. As of December 31, 2019 and 2018, respectively, no deficiency reserves were recorded.

Other Liabilities and Accrued Expenses

Other liabilities and accrued expenses primarily consist of lease liabilities, accounts payable and accrued expenses, deferred tax

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share data)

liabilities, net, commissions payable and accrued interest payable. See Note (14) Other Assets and Other Liabilities and Accrued Expenses.

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

Service Fees. Service fee revenue is recognized as the services are performed. These services include fulfillment, software development, and claims handling for our customers. Collateral tracking fee income is recognized when the service is performed and billed. Management reviews the financial results under each significant contract on a monthly basis. Any losses that may occur due to a specific contract would be recognized in the period in which the loss is determined probable. During the years ended December 31, 2019, 2018 and 2017, respectively, the Company did not incur a loss with respect to a specific significant service fee contract.

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

Vessel Related Revenue

The Company generates its revenues from charterers for the charter hire of its vessels. Vessels are chartered under time or voyage charters, where a contract is entered into for the use of a vessel for a specific voyage or a specific period of time and at a specified daily charter rate. Charter revenues are recognized as earned on a straight-line basis over the term of the charter as service is provided.

Revenue is recognized when a charter agreement exists, the vessel is made available to the charterer and collection of the related revenue is reasonably assured. Unearned revenue includes revenue received prior to the balance sheet date relating to services to be rendered after the balance sheet date. Vessel related revenue is recorded in other investment income as a part of other revenue.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share data)

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

Recent Accounting Standards

Recently Adopted Accounting Pronouncements

In the first quarter of 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and applicable amendments, ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. These standards establish a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services.

A substantial majority of the Company’s non-investment related revenues are comprised of revenues from insurance contracts that are accounted for under Financial Services-Insurance (Topic 944) or certain financial services products (e.g. gains upon the origination of mortgages) that are not within the scope of the new standard. The Company’s remaining revenues that are within the scope of Topic 606 are primarily comprised of revenues from contracts with customers for monthly membership dues for motor clubs, monthly administration fees for services provided for premiums, claims and reinsurance processing revenues, vehicle service contracts and warranty coverage revenues for household goods and appliances (collectively, remaining contracts). Vessel related revenue is also under the scope of this standard. The Company has chosen the modified-retrospective method of adopting Topic 606, and has assessed these contracts and concluded that changes in accounting and revenue recognition upon adoption of Topic 606 was not material to the Company’s financial position as of January 1, 2018, and did not have a material impact on the Company’s consolidated financial statements. No cumulative effect adjustment was made due to the adoption of this standard. See Note (13) Revenue From Contracts with Customers for disclosures required under ASU 2014-09 and others related to Topic 606.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which makes targeted improvements to the recognition, measurement, presentation and disclosure of certain financial instruments. ASU 2016-01 focuses primarily on the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for certain financial

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share data)

instruments. Among its provisions for public business entities, ASU 2016-01 eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost, requires the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires the separate presentation in other comprehensive income of the change in fair value of a liability due to instrument-specific credit risk for a liability for which the reporting entity has elected the fair value option, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) and clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available for sale debt securities. ASU 2016-01 was effective for the Company as of January 1, 2018. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (COLIs) (including bank-owned life insurance policies (BOLIs)); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The standard was effective for financial statements issued for fiscal years beginning after December 15, 2017 and interim periods within those annual periods. Early adoption was permitted, including the adoption in an interim period. The amendments in this Update should be applied using a retrospective transition method to each period presented. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash (a consensus of the FASB Emerging Issues Task Force), which addresses classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 requires an entity’s reconciliation of the beginning-of-period and end-of-period total amounts shown on the statement of cash flows to include in cash and cash equivalents amounts generally described as restricted cash and restricted cash equivalents. The ASU does not define restricted cash or restricted cash equivalents, but an entity will need to disclose the nature of the restrictions. ASU 2016-18 was effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. The adoption of ASU 2016-18 resulted in reclassification of restricted cash balances into cash, cash equivalents and restricted cash on the consolidated statements of cash flows in the first quarter of 2018.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including the treatment of acquisitions, disposals, goodwill, and consolidation. There are no disclosures required for a change in accounting principle at transition. Early adoption was permitted for transactions (i.e., acquisitions or dispositions) that occurred before the issuance date or effective date of the standard if the transactions were not reported in financial statements that have been issued or made available for issuance. The Company elected to early adopt this standard, effective for transactions on or after October 1, 2016. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share data)

In February 2017, the FASB issued ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20) Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. The new guidance was effective for fiscal years beginning after December 15, 2017 and interim periods within those years. Early adoption was permitted for interim or annual reporting periods beginning after December 15, 2016. The guidance may be applied retrospectively for all periods presented or retrospectively with a cumulative-effect adjustment at the date of adoption. The new guidance clarifies the scope and accounting of a financial asset that meets the definition of an “in-substance nonfinancial asset” and defines the term, “in-substance nonfinancial asset.” The ASU also added guidance for partial sales of nonfinancial assets. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which provided clarity as to what changes to the terms or conditions of share-based payment awards require an entity to apply modification accounting in Topic 718. ASU 2017-09 was effective for the Company for interim and annual periods beginning after December 15, 2017, with early adoption permitted, and was applied prospectively to changes in terms or conditions of awards occurring on or after the adoption date. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this Update addressed the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Previous accounting guidance created cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this Update addressed the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content was the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this Update did not have an accounting effect. The Company elected to early adopt this standard as of December 31, 2017. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 supersedes the previous leases standard, Leases (Topic 840). The standard is effective on January 1, 2019, with early adoption permitted. The Company adopted the standard in the first quarter of 2019 under the modified retrospective approach without restating prior comparative periods. The adoption of the updated guidance resulted in the Company recognizing a right of use asset of $32,052 as part of other assets and a lease liability of $33,558 as part of other liabilities and accrued expenses in the consolidated balance sheets, as well as de-recognizing the liability for deferred rent that was required under the previous guidance for its operating lease agreements at January 1, 2019. We have elected the practical expedient to not separate lease components and non-lease components, and leases with an initial term of 12 months or less are not recorded on the balance sheet. The cumulative effect adjustment to the opening balance of retained earnings was zero.

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
December 31, 2019
(in thousands, except share data)

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

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (AOCI), which permits companies to reclassify stranded tax effects caused by Public Law no. 115-97, commonly referred to as the Tax Cuts and Jobs Act (Tax Act), from AOCI to retained earnings. Deferred tax assets (DTA) on unrealized gains and losses related to available for sale (AFS) securities that were revalued as of December 31, 2017 created stranded tax effects in AOCI due to the enactment of the Tax Act, due to the nature of existing GAAP requiring recognition of tax rate change effects on the DTA revaluation related to AFS securities as an adjustment to the provision for income taxes. Specifically, ASU 2018-02 permits a reclassification from AOCI to retained earnings for stranded tax effects resulting from the Tax Act. Additionally, the ASU requires new disclosures by all companies, whether they opt to do the reclassification or not. The amendments in ASU 2018-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company adopted the standard effective January 1, 2019, and reclassified the stranded tax effects caused by the Tax Act from AOCI to retained earnings. The standard is applied in the period of adoption, and the impact to the Company’s consolidated financial statements in the period of adoption is not material. The Company’s accounting policy for the release of stranded tax effects in AOCI is the aggregate portfolio approach.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements in Topic 820. The modifications include the removal of certain requirements, modifications to existing requirements and additional requirements. The amendments in ASU 2018-13 are effective for fiscal years, and interim periods within those fiscal years, beginning after

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share data)

December 15, 2019, with early adoption permitted. The Company is currently evaluating the effect on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the application of Topic 740 while maintaining or improving the usefulness of the information provided to users of financial statements. The modifications include the removal of certain exceptions and simplification to existing requirements. The amendments in ASU 2019-12 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the effect on its consolidated financial statements.

(3) Dispositions, Assets Held for Sale and Discontinued Operations

Dispositions

On April 26, 2019, the Company completed the sale of the management contracts and related assets for the CLOs managed by Telos Asset Management, LLC (Telos). The pre-tax gain on sale for the year ended December 31, 2019 was $7.6 million, which is included in other revenue. See Note (15) Other Revenue, Other Expenses and Other Income. The sale did not meet the requirements to be classified as a discontinued operation.

The sale agreement also contains a provision which provides for contingent consideration if the Telos business achieves specific performance metrics. This contingent consideration represents a gain contingency, and the Company will not recognize any additional gain unless such consideration is realized.

On February 1, 2018, the Company completed the sale of Care, as well as two senior living properties held in our insurance business, to Invesque Inc. (Invesque). The pre-tax comprehensive income on the sale was approximately $54.9 million, which consists of $56.9 million gain on sale of a subsidiary, $1.8 million of realized gain on the sale of the insurance properties, offset by the reclassification of the interest rate swap from AOCI of $3.8 million. The gain on sale of a subsidiary includes $10.7 million of earnout consideration recognized in December 2018 as a result of a portfolio disposition by Invesque.

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

The Company has entered into a definitive agreement to sell Luxury, which is pending regulatory approval, and is classified as held for sale at December 31, 2019 and December 31, 2018. The agreement did not meet the requirements to be classified as a discontinued operation.

On January 18, 2017 and November 7, 2017, the Company sold its ownership in the subordinated notes in two CLOs (collectively, the Disposed CLOs). On August 10, 2017, the Company’s ownership in the subordinated notes of an additional CLO was redeemed for cash as part of the complete liquidation of the CLO. The operations of the Disposed CLOs and redeemed CLO were consolidated in the results of the Company through the redemption date.

The Company sold its interest in its commercial lending business on October 1, 2017. Consideration consisted of $2,500 in cash and $11,000 of seller provided financing at the time of sale. The financing had an interest rate of 10% and was settled in cash in December 2018. The operations of this business were consolidated in the results of the Company through the sale date.

As of December 31, 2019 and December 31, 2018, the Company did not record any impairments with respect to assets held for sale.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share data)

Assets Held for Sale

The following table presents detail of Luxury’s assets and liabilities held for sale in the consolidated balance sheets for the following periods:

	As of December 31,
	2019	2018
Assets
Investments:
Loans, at fair value	$98,272	$63,340
Other investments	1,019	798
Total investments	99,291	64,138
Cash and cash equivalents	7,137	2,860
Notes and accounts receivable, net	238	230
Other assets (1)	1,169	1,003
Assets held for sale	$107,835	$68,231

Liabilities
Debt, net	$97,822	$61,381
Other liabilities and accrued expenses (2)	4,608	1,599
Liabilities held for sale	$102,430	$62,980

(1)	Includes $318 and $0 of a right of use asset as of December 31, 2019 and December 31, 2018, respectively.

(2)	Includes $341 and $0 of a lease liability as of December 31, 2019 and December 31, 2018, respectively.

Luxury has a total borrowing capacity at December 31, 2019 of $154,500. As of December 31, 2019 and 2018, a total of $97,822 and $61,381, respectively, was outstanding under such financing agreements.

Discontinued Operations

The following table presents detail of Care’s revenues and expenses of discontinued operations in the consolidated statements of operations for the following periods:

	Year Ended December 31,
	2019	2018	2017
Revenues:
Rental and related revenue	$—	$6,476	$74,386
Other revenue	—	149	1,583
Total revenues	—	6,625	75,969
Expenses:
Employee compensation and benefits	—	2,788	30,215
Interest expense	—	1,252	13,068
Depreciation and amortization	—	—	15,645
Other expenses	—	1,961	23,263
Total expenses	—	6,001	82,191
Net income (loss) before taxes from discontinued operations	—	624	(6,222)
Gain on sale of discontinued operations	—	56,860	—
Less: provision (benefit) for income taxes	—	13,714	(2,224)
Net income (loss) from discontinued operations	$—	$43,770	$(3,998)

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share data)

The following table presents a summary of cash flows related to discontinued operations included in the consolidated statements of cash flows for the following periods:

	Year Ended December 31,
	2019	2018	2017
Net cash provided by (used in):
Operating activities	$—	$(2,095)	$16,805
Investing activities	—	(592)	(74,325)
Financing activities	—	(123)	50,569
Net cash flows provided by discontinued operations	$—	$(2,810)	$(6,951)

Significant Accounting Policies Related to Dispositions and Discontinued Operations

Except as noted below, Care, Luxury and our commercial lending business adhered to the Significant Accounting Policies as described in Note (2) Summary of Significant Accounting Policies.

Investments

Loans, at Amortized Cost, Net

Interest income related to loans at amortized cost was generally recognized using the effective interest method or on a basis approximating a level rate of return over the term of the loan. Nonaccrual loans were those on which the accrual of interest was suspended. Loans were placed on nonaccrual status and considered nonperforming when full payment of principal and interest was in doubt, or when principal or interest was 90 days or more past due and collateral, if any, was insufficient to cover principal and interest. Interest accrued but not collected at the date a loan was placed on nonaccrual status was reversed against interest income. In addition, the amortization of net deferred loan fees was suspended. Interest income on nonaccrual loans was recognized only to the extent it was received in cash. However, when there was doubt regarding the ultimate collectability of loan principal, cash receipts on such nonaccrual loans were applied to reduce the carrying value of such loans. Nonaccrual loans were returned to accrual status when repayment was reasonably assured and there had been demonstrated performance under the terms of the loan or, if applicable, the restructured terms of such loan.

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

Management Fee Income

The Company earned management and incentive fees from the CLOs it managed. These management fees were paid periodically in accordance with the terms of the individual management agreements for as long as the Company managed the funds. Management fees typically consisted of fees based on the amount of assets held in the CLOs. Management fees were recognized as revenue when earned. The Company did not recognize incentive fees until all contractual contingencies were removed.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share data)

Management fee income is recorded in other revenue.

(4) Operating Segment Data

Tiptree is a holding company that allocates capital across a broad spectrum of businesses, assets and other investments. Tiptree’s principal operating subsidiary and primary source of earnings, Tiptree Insurance, along with its subsidiaries, is a leading provider of specialty insurance, warranty products and related administration services. We classify our business into one reportable segment – Tiptree Insurance, formally referred to as Specialty Insurance. This change for the year ended December 31, 2019 did not change any previously reported balances. We refer to our non-insurance operations, assets and other investments, which is comprised of our non-reportable operating segments and other business activities, as Tiptree Capital. Corporate activities include holding company interest expense, employee compensation and benefits, and other expenses.

Our reportable segment’s income or loss is reported before income taxes, discontinued operations and non-controlling interests. Segment results incorporate the revenues and expenses of these subsidiaries since they commenced operations or were acquired. Intercompany transactions are eliminated.

Descriptions of our reportable segment and of Tiptree Capital are as follows:

Tiptree Insurance operations are conducted through Tiptree Insurance, which includes Fortegra Financial Corporation (Fortegra), an insurance holding company incorporated in 1981, and Tiptree Warranty. Fortegra underwrites and administers specialty insurance programs and products, and is a leading provider of credit and asset protection products and administration services. Fortegra’s programs are provided across a diverse range of products and services including credit protection insurance, warranty and service contract products, premium finance, and niche personal and commercial lines of insurance. On January 3, 2020, Tiptree Warranty acquired Smart AutoCare, a rapidly growing vehicle warranty solutions provider in the United States.

Tiptree Capital includes our asset management, mortgage and shipping operations, and other investments (including our Invesque shares).

The tables below present the components of revenue, expense, pre-tax income (loss), and assets for our reportable segment as well as Tiptree Capital for the following periods:

	Year Ended December 31, 2019
	Tiptree Insurance	Tiptree Capital	Total
Total revenue	$640,433	$132,295	$772,728
Total expense	(599,433)	(111,309)	(710,742)
Corporate expense	—	—	(32,847)
Income (loss) before taxes from continuing operations	$41,000	$20,986	$29,139
Less: provision (benefit) for income taxes			9,017
Net income (loss) before non-controlling interests			$20,122
Less: net income (loss) attributable to non-controlling interests			1,761
Net income (loss) attributable to Common Stockholders			$18,361

	Year Ended December 31, 2018
	Tiptree Insurance	Tiptree Capital	Total
Total revenue	$549,872	$75,954	$625,826
Total expense	(531,312)	(83,759)	(615,071)
Corporate expense	—	—	(30,551)
Income (loss) before taxes from continuing operations	$18,560	$(7,805)	$(19,796)
Less: provision (benefit) for income taxes			(5,909)
Net income (loss) from discontinued operations			43,770
Net income (loss) before non-controlling interests			$29,883
Less: net income (loss) attributable to non-controlling interests			5,950
Net income (loss) attributable to Common Stockholders			$23,933

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share data)

	Year Ended December 31, 2017
	Tiptree Insurance	Tiptree Capital	Total
Total revenue	$478,965	$102,833	$581,798
Total expense	(473,561)	(92,954)	(566,515)
Net income attributable to consolidated CLOs	—	10,457	10,457
Corporate expense	—	—	(29,070)
Income (loss) before taxes from continuing operations	$5,404	$20,336	$(3,330)
Less: provision (benefit) for income taxes			(12,562)
Net income (loss) from discontinued operations			(3,998)
Net income (loss) before non-controlling interests			$5,234
Less: net income (loss) attributable to non-controlling interests			1,630
Net income (loss) attributable to Common Stockholders			$3,604

The following table presents sources of revenue from Tiptree Capital:

	Year Ended December 31,
	2019	2018	2017
Net realized and unrealized gains (losses) (1)	$76,973	$40,446	$64,110
Other investment income (2)	45,985	25,541	26,261
Gain on sale of businesses (3)	7,598	—	1,994
Management fee income	1,267	6,694	8,314
Other	472	3,273	2,154
Total revenue	$132,295	$75,954	$102,833

(1)	See Note (5) Investments for the components of Net realized and unrealized gains (losses) related to Tiptree Capital.

(2)	See Note (5) Investments for the components of Other investment income.

(3)
Related to the sale of Telos and our commercial lending business for the year ended December 31, 2019 and 2017, respectively. See Note (3) Dispositions, Assets Held for Sale and Discontinued Operations.

The following table presents the reportable segment and Tiptree Capital assets for the following periods:

	As of December 31, 2019				As of December 31, 2018
	Tiptree Insurance	Tiptree Capital	Corporate	Total	Tiptree Insurance	Tiptree Capital	Corporate	Total
Total assets	$1,721,669	$451,249	$25,368	$2,198,286	$1,514,084	$318,420	$32,414	$1,864,918

(5) Investments

The following table presents the Company's investments related to insurance operations (Tiptree Insurance) and investments from other Tiptree investing activities (Tiptree Capital), measured at fair value as of the following periods:

	As of December 31, 2019			As of December 31, 2018
	Tiptree Insurance	Tiptree Capital	Total	Tiptree Insurance	Tiptree Capital	Total
Available for sale securities, at fair value	$335,192	$—	$335,192	$283,563	$—	$283,563
Loans, at fair value	10,174	98,720	108,894	158,466	56,917	215,383
Equity securities	62,816	92,562	155,378	29,425	93,554	122,979
Other investments	42,452	95,020	137,472	18,526	56,476	75,002
Total investments	$450,634	$286,302	$736,936	$489,980	$206,947	$696,927

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share data)

Available for Sale Securities, at fair value

All of the Company’s investments in AFS securities as of December 31, 2019 and December 31, 2018 are held by subsidiaries in the insurance business. The following tables present the Company's investments in AFS securities:

	As of December 31, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$189,596	$2,138	$(144)	$191,590
Obligations of state and political subdivisions	45,249	1,104	(15)	46,338
Corporate securities	50,514	719	(2)	51,231
Asset backed securities	45,634	89	(1,705)	44,018
Certificates of deposit	896	—	—	896
Obligations of foreign governments	1,099	20	—	1,119
Total	$332,988	$4,070	$(1,866)	$335,192

	As of December 31, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$71,945	$266	$(463)	$71,748
Obligations of state and political subdivisions	67,624	280	(458)	67,446
Corporate securities	96,888	78	(1,241)	95,725
Asset backed securities	41,912	14	(1,274)	40,652
Certificates of deposit	1,241	—	—	1,241
Obligations of foreign governments	6,750	12	(11)	6,751
Total	$286,360	$650	$(3,447)	$283,563

The amortized cost and fair values of AFS securities, by contractual maturity date, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of
	December 31, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$9,584	$9,602	$30,920	$30,836
Due after one year through five years	130,223	131,952	167,201	166,366
Due after five years through ten years	19,508	20,125	32,805	32,185
Due after ten years	128,039	129,495	13,522	13,524
Asset backed securities	45,634	44,018	41,912	40,652
Total	$332,988	$335,192	$286,360	$283,563

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share data)

The following tables present the gross unrealized losses on AFS securities by length of time that individual AFS securities have been in a continuous unrealized loss position:

	As of December 31, 2019
	Less Than or Equal to One Year			More Than One Year
	Fair value	Gross unrealized losses	# of Securities	Fair value	Gross unrealized losses	# of Securities
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$31,416	$(132)	75	$3,888	$(12)	38
Obligations of state and political subdivisions	3,774	(15)	20	—	—	—
Corporate securities	2,820	(2)	12	742	—	7
Asset backed securities	3,878	(11)	17	19,480	(1,694)	11
Total	$41,888	$(160)	124	$24,110	$(1,706)	56

	As of December 31, 2018
	Less Than or Equal to One Year			More Than One Year
	Fair value	Gross unrealized losses	# of Securities	Fair value	Gross unrealized losses	# of Securities
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$14,844	$(70)	51	$19,495	$(393)	128
Obligations of state and political subdivisions	15,830	(30)	41	21,594	(428)	115
Corporate securities	47,976	(393)	352	28,517	(848)	404
Asset backed securities	37,613	(1,262)	35	614	(12)	5
Obligations of foreign governments	2,313	(6)	15	1,301	(5)	8
Total	$118,576	$(1,761)	494	$71,521	$(1,686)	660
Management believes that it is more likely than not that the Company will be able to hold the fixed maturity AFS securities that were in an unrealized loss position as of December 31, 2019 until full recovery of their amortized cost basis. The unrealized losses were attributable to changes in interest rates and not credit-related issues. As of December 31, 2019 and December 31, 2018, based on the Company's review, none of the AFS securities were deemed to be other-than-temporarily impaired based on the Company's analysis of the securities and its intent to hold the securities until recovery.

Pursuant to certain reinsurance agreements and statutory licensing requirements, the Company has deposited invested assets in custody accounts or insurance department safekeeping accounts. The Company cannot remove or replace investments in regulatory deposit accounts without prior approval of the contractual party or regulatory authority, as applicable. The following table presents the Company's restricted investments included in the Company's AFS securities:

	As of December 31,
	2019	2018
Fair value of restricted investments for special deposits required by state insurance departments	$6,275	$9,398
Fair value of restricted investments in trust pursuant to reinsurance agreements	33,478	24,931
Total fair value of restricted investments	$39,753	$34,329

The following table presents additional information on the Company’s AFS securities:

	Year Ended December 31,
	2019	2018	2017
Purchases of AFS securities	$253,415	$192,288	$117,735

Proceeds from maturities, calls and prepayments of AFS securities	$36,459	$30,089	$32,157

Gains (losses) realized on maturities, calls and prepayments of AFS securities	$—	$(30)	$5

Gross proceeds from sales of AFS securities	$170,495	$56,191	$48,252

Gains (losses) realized on sales of AFS securities	$1,312	$(789)	$430

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share data)

Loans, at fair value

The following tables present the Company’s investments in loans measured at fair value and the Company’s investments in loans measured at fair value pledged as collateral:

	As of December 31, 2019				As of December 31, 2018
	Fair value	Unpaid principal balance (UPB)	Fair value exceeds / (below) UPB	Pledged as Collateral	Fair value	Unpaid principal balance (UPB)	Fair value exceeds / (below) UPB	Pledged as Collateral
Tiptree Insurance:
Corporate loans (1)	$9,787	$12,006	$(2,219)	$—	$130,910	$136,475	$(5,565)	$120,202
Non-performing loans (2)	387	409	(22)	—	27,556	33,887	(6,331)	—
Tiptree Capital:
Mortgage loans held for sale (3)	98,720	95,680	3,040	98,086	56,917	54,679	2,238	56,441
Total loans, at fair value	$108,894	$108,095	$799	$98,086	$215,383	$225,041	$(9,658)	$176,643

(1)	The UPB of these loans approximates cost basis.

(2)	The cost basis of NPLs was approximately $282 and $21,555 at December 31, 2019 and December 31, 2018, respectively.

(3)
As of December 31, 2019, there was one mortgage loan held for sale with a fair value of $198 that was 90 days or more past due. As of December 31, 2018, there were no mortgage loans held for sale 90 days or more past due.

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

	As of December 31, 2019			As of December 31, 2018
	Tiptree Insurance	Tiptree Capital	Total	Tiptree Insurance	Tiptree Capital	Total
Invesque	$19,376	$92,562	$111,938	$19,584	$93,554	$113,138
Fixed income exchange traded fund	25,039	—	25,039	—	—	—
Other equity securities	18,401	—	18,401	9,841	—	9,841
Total equity securities	$62,816	$92,562	$155,378	$29,425	$93,554	$122,979

Other Investments

The following table contains information regarding the Company’s other investments as of the following periods:

	As of December 31, 2019			As of December 31, 2018
	Tiptree Insurance	Tiptree Capital	Total	Tiptree Insurance	Tiptree Capital	Total
Vessels, net (1)	$—	$85,991	$85,991	$—	$50,125	$50,125
Corporate bonds, at fair value	20,705	—	20,705	—	—	—
Real estate	2,188	—	2,188	10,019	—	10,019
Other	19,559	9,029	28,588	8,507	6,351	14,858
Total other investments	$42,452	$95,020	$137,472	$18,526	$56,476	$75,002

(1)	Net of accumulated depreciation of $3,817 and $898, respectively.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share data)

Net Investment Income - Tiptree Insurance

Net investment income represents investment income and expense from investments related to insurance operations as disclosed within net investment income on the consolidated statements of operations. The following tables present the components of net investment income by source of income:

	Year Ended December 31,
	2019	2018	2017
Interest:
AFS securities, at fair value	$8,404	$6,560	$3,490
Loans, at fair value	3,284	10,809	11,073
Other investments	1,218	1,350	566
Dividends from equity securities	2,813	2,092	2,043
Other	—	97	800
Subtotal	15,719	20,908	17,972
Less: investment expenses	1,702	1,729	1,686
Net investment income	$14,017	$19,179	$16,286

Other Investment Income - Tiptree Capital

Other investment income represents other income from other Tiptree non-insurance activities as disclosed within other revenue on the consolidated statements of operations, see Note (15) Other Revenue, Other Expenses and Other Income. The following tables present the components of other investment income by type:

	Year Ended December 31,
	2019	2018	2017
Interest income:
Loans, at fair value	$6,206	$4,343	$3,555
Loans at amortized cost, net	—	—	8,368
Other	269	175	184
Dividends from equity securities	10,132	9,224	—
Loan fee income:
Loans, at fair value	12,631	7,827	10,596
Loans at amortized cost, net	—	—	3,558
Vessel related revenue	16,747	3,972	—
Other investment income	$45,985	$25,541	$26,261

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share data)

Net realized and unrealized gains (losses)

The following table presents the components of net realized and unrealized gains (losses) recorded on the consolidated statements of operations. Net unrealized gains (losses) on AFS securities are included within other comprehensive income, and as such, are not included in this table. Net realized and unrealized gains (losses) on non-investment financial assets and liabilities are included below:

	Year Ended December 31,
	2019	2018	2017
Net realized gains (losses)
Tiptree Insurance:
Reclass of unrealized gains (losses) on AFS securities from OCI	$1,312	$(819)	$435
Net realized gains (losses) on loans	2,100	2,071	5,380
Net realized gains (losses) on equity securities	947	2,721	—
Other	318	1,627	—
Tiptree Capital:
Net realized gains (losses) on loans	76,020	61,147	64,296
Other	(260)	(2,084)	(5,686)
Total net realized gains (losses)	80,437	64,663	64,425

Net unrealized gains (losses)
Tiptree Insurance:
Net change in unrealized gains (losses) on loans	(3,899)	(4,730)	1,435
Net unrealized gains (losses) on equity securities held at period end	7,621	(9,815)	(23,753)
Reclass of unrealized (gains) losses from prior periods for equity securities sold	(807)	(2,291)	—
Other	(697)	(428)	—
Tiptree Capital:
Net change in unrealized gains (losses) on loans	1,823	194	286
Net unrealized gains (losses) on equity securities held at period end	(992)	(17,134)	—
Other	382	(1,677)	5,214
Total net unrealized gains (losses)	3,431	(35,881)	(16,818)
Total net realized and unrealized gains (losses)	$83,868	$28,782	$47,607

(6) Notes and Accounts Receivable, net

The following table presents the total notes and accounts receivable, net:

	As of December 31,
	2019	2018
Notes receivable, net - premium financing program	$42,192	$13,057
Accounts and premiums receivable, net	50,712	50,880
Retrospective commissions receivable	105,387	84,488
Trust receivables	63,925	53,424
Other receivables	24,752	21,256
Total notes and accounts receivable, net	$286,968	$223,105

The following table presents the total valuation allowance and bad debt expense for the following periods:

	Valuation allowance		Bad debt expense
	As of December 31,		Year Ended December 31,
	2019	2018	2019	2018	2017
Notes receivable, net - premium financing program (1)	$95	$97	$175	$195	$374

Accounts and premiums receivable, net	$109	$217	$36	$39	$48

(1)	As of December 31, 2019 and December 31, 2018, there were $93 and $368 in balances classified as 90 days plus past due, respectively.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share data)

(7) Reinsurance Receivables

The following table presents the effect of reinsurance on premiums written and earned by our insurance business for the following periods:

	Direct amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount - assumed to net
For the Year Ended December 31, 2019
Premiums written:
Life insurance	$75,060	$40,555	$1,692	$36,197	4.7%
Accident and health insurance	133,514	87,447	3,201	49,268	6.5%
Property and liability insurance	709,515	350,093	92,246	451,668	20.4%
Total premiums written	918,089	478,095	97,139	537,133	18.1%

Premiums earned:
Life insurance	68,282	35,929	1,607	33,960	4.7%
Accident and health insurance	123,182	82,660	3,165	43,687	7.2%
Property and liability insurance	597,852	242,180	65,789	421,461	15.6%
Total premiums earned	$789,316	$360,769	$70,561	$499,108	14.1%

For the Year Ended December 31, 2018
Premiums written:
Life insurance	$69,516	$38,239	$1,874	$33,151	5.7%
Accident and health insurance	126,951	85,136	3,229	45,044	7.2%
Property and liability insurance	616,135	277,856	50,346	388,625	13.0%
Total premiums written	812,602	401,231	55,449	466,820	11.9%

Premiums earned:
Life insurance	64,346	32,865	1,766	33,247	5.3%
Accident and health insurance	118,482	80,258	3,262	41,486	7.9%
Property and liability insurance	552,792	231,093	31,405	353,104	8.9%
Total premiums earned	$735,620	$344,216	$36,433	$427,837	8.5%

For the Year ended December 31, 2017
Premiums written:
Life insurance	$63,196	$32,358	$2,011	$32,849	6.1%
Accident and health insurance	119,227	79,278	3,247	43,196	7.5%
Property and liability insurance	553,111	238,614	27,480	341,977	8.0%
Total premiums written	735,534	350,250	32,738	418,022	7.8%

Premiums earned:
Life insurance	61,780	30,567	1,942	33,155	5.9%
Accident and health insurance	111,124	76,549	3,198	37,773	8.5%
Property and liability insurance	486,913	201,576	15,435	300,772	5.1%
Total premiums earned	$659,817	$308,692	$20,575	$371,700	5.5%

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share data)

The following table presents the components of policy and contract benefits, including the effect of reinsurance on losses and loss adjustment expenses (LAE) incurred:

	Direct amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount - assumed to net
For the Year Ended December 31, 2019
Losses and LAE Incurred
Life insurance	$38,306	$22,607	$443	$16,142	2.7%
Accident and health insurance	18,832	15,022	362	4,172	8.7%
Property and liability insurance	225,200	147,290	52,785	130,695	40.4%
Total losses and LAE incurred	282,338	184,919	53,590	151,009	35.5%

	Member benefit claims (1)			19,672
	Total policy and contract benefits			$170,681

For the Year Ended December 31, 2018
Losses and LAE Incurred
Life insurance	$36,488	$21,037	$886	$16,337	5.4%
Accident and health insurance	18,986	15,666	686	4,006	17.1%
Property and liability insurance	227,512	141,184	28,181	114,509	24.6%
Total losses and LAE incurred	282,986	177,887	29,753	134,852	22.1%

	Member benefit claims (1)			17,243
	Total policy and contract benefits			$152,095

For the Year ended December 31, 2017
Losses and LAE Incurred
Life insurance	$33,068	$18,388	$879	$15,559	5.6%
Accident and health insurance	17,512	14,421	752	3,843	19.6%
Property and liability insurance	198,484	118,262	8,915	89,137	10.0%
Total losses and LAE incurred	249,064	151,071	10,546	108,539	9.7%

	Member benefit claims (1)			15,420
	Total policy and contract benefits			$123,959

(1) Member benefit claims are not covered by reinsurance.

The following table presents the components of the reinsurance receivables:

	As of December 31,
	2019	2018
Prepaid reinsurance premiums:
Life (1)	$72,675	$69,436
Accident and health (1)	66,393	61,606
Property	286,411	178,498
Total	425,479	309,540

Ceded claim reserves:
Life	3,350	3,424
Accident and health	11,065	11,039
Property	74,384	75,748
Total ceded claim reserves recoverable	88,799	90,211
Other reinsurance settlements recoverable	25,555	20,600
Reinsurance receivables (2)	$539,833	$420,351

(1)	Including policyholder account balances ceded.

(2)
Includes a non-cash transaction, as part of a reinsurance contract that resulted in an increase of $57,815 in reinsurance receivables, offset by a decrease of $40,295 in deferred acquisition costs and increases of $15,491 in reinsurance payables and $2,029 in deferred revenue.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share data)

The following table presents the aggregate amount included in reinsurance receivables that is comprised of the three largest receivable balances from non-affiliated reinsurers:

As of
December 31, 2019
Total of the three largest receivable balances from non-affiliated reinsurers	$173,183

As of December 31, 2019, the non-affiliated reinsurers from whom our insurance business has the largest receivable balances were: MFI Insurance Company, LTD (A. M. Best Rating: Not rated), Freedom Insurance Company, LTD (A. M. Best Rating: Not rated) and London Life International Reinsurance Corporation (A. M. Best Rating: Not rated). The related receivables of these reinsurers are collateralized by assets on hand, assets held in trust accounts and letters of credit. As of December 31, 2019, the Company does not believe there is a risk of loss due to the concentration of credit risk in the reinsurance program given the collateralization. On January 3, 2020, Tiptree acquired Freedom Insurance Company, LTD as part of our acquisition of Smart AutoCare. See Note (24) Subsequent Events.

(8) Goodwill and Intangible Assets, net

The following table presents identifiable finite and indefinite-lived intangible assets, accumulated amortization, and goodwill by operating segment and/or reporting unit, as appropriate:

	As of December 31, 2019			As of December 31, 2018
	Tiptree Insurance	Other (1)	Total	Tiptree Insurance	Other (1)	Total
Customer relationships	$53,500	$—	$53,500	$50,500	$—	$50,500
Accumulated amortization	(24,318)	—	(24,318)	(18,913)	—	(18,913)
Trade names	6,750	800	7,550	6,500	800	7,300
Accumulated amortization	(3,273)	(360)	(3,633)	(2,727)	(280)	(3,007)
Software licensing	8,500	640	9,140	8,500	640	9,140
Accumulated amortization	(8,500)	(411)	(8,911)	(6,942)	(320)	(7,262)
Insurance policies and contracts acquired	36,500	—	36,500	36,500	—	36,500
Accumulated amortization	(36,115)	—	(36,115)	(35,898)	—	(35,898)
Insurance licensing agreements(2)	14,261	—	14,261	13,761	—	13,761
Intangible assets, net	47,305	669	47,974	51,281	840	52,121
Goodwill	97,439	1,708	99,147	89,854	1,708	91,562
Total goodwill and intangible assets, net	$144,744	$2,377	$147,121	$141,135	$2,548	$143,683

(1)	Other is primarily comprised of mortgage operations.

(2)	Represents intangible assets with an indefinite useful life. Impairment tests are performed at least annually on these assets.

Goodwill

The following table presents the activity in goodwill, by operating segment and/or reporting unit, as appropriate, and includes the adjustments made to the balance of goodwill to reflect the effect of the final valuation adjustments made for acquisitions, as well as the reduction to any goodwill attributable to discontinued operations or impairment related charges:

	Tiptree Insurance	Other	Total
Balance at December 31, 2017	$89,854	$1,708	$91,562
Balance at December 31, 2018	$89,854	$1,708	$91,562
Goodwill acquired (1)	7,585	—	7,585
Balance at December 31, 2019	$97,439	$1,708	$99,147

Accumulated impairments	$—	$699	$699

(1)
Relates to an acquisition in our insurance business as of July 1, 2019 based on the initial valuation, and may be adjusted during the measurement period as permitted under ASC 805. See Note (2) Summary of Significant Accounting Policies.

The Company conducts annual impairment tests of its goodwill as of October 1. The Company’s impairment testing for each

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share data)

period did not indicate any goodwill impairment, as each of the Company’s reporting units with goodwill had a fair value that was substantially in excess of its carrying value. For the years ended December 31, 2019, 2018 and 2017, respectively, no impairment was recorded on the Company’s goodwill or intangibles.

Intangible Assets, net

The following table presents the activity, by operating segment and/or reporting unit, as appropriate, in finite and indefinite-lived other intangible assets and includes the adjustments made to the balance to reflect the effect of any final valuation adjustments made for acquisitions, as well as any reduction attributable to discontinued operations or impairment-related charges:

	Tiptree Insurance	Other	Total
Balance at December 31, 2017	$63,005	$1,012	$64,017
Intangible assets divested	(2,167)	—	(2,167)
Less: amortization expense	(9,557)	(172)	(9,729)
Balance at December 31, 2018	$51,281	$840	$52,121
Intangible assets acquired (1)	3,750	—	3,750
Less: amortization expense	(7,726)	(171)	(7,897)
Balance at December 31, 2019	$47,305	$669	$47,974

(1)
Relates to an acquisition in our insurance business as of July 1, 2019 based on the initial valuation, and may be adjusted during the measurement period as permitted under ASC 805. See Note (2) Summary of Significant Accounting Policies.

The following table presents the amortization expense on finite-lived intangible assets for the following periods:

	Year Ended December 31,
	2019	2018	2017
Amortization expense on intangible assets	$7,897	$9,729	$11,409

The following table presents the amortization expense on finite-lived intangible assets for the next five years by operating segment and/or reporting unit, as appropriate:

	As of December 31, 2019
	Tiptree Insurance	Other	Total
2020	$5,150	$171	$5,321
2021	4,333	171	4,504
2022	3,649	127	3,776
2023	3,212	80	3,292
2024	2,664	80	2,744
2025 and thereafter	14,036	40	14,076
Total	$33,044	$669	$33,713

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share data)

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

The following table presents the gross notional and fair value amounts of derivatives (on a gross basis) categorized by underlying risk:

	As of December 31, 2019			As of December 31, 2018
	Notional values	Asset derivatives	Liability derivatives	Notional values	Asset derivatives	Liability derivatives
Interest rate lock commitments	$279,048	$7,336	$—	$122,477	$3,460	$—
Forward delivery contracts	87,773	36	—	41,383	5	52
TBA mortgage backed securities	235,000	118	428	129,000	39	824
Other	10,360	—	3,330	—	—	—
Total	$612,181	$7,490	$3,758	$292,860	$3,504	$876

Derivatives Designated as Cash Flow Hedging Instruments

The following table presents the pre-tax impact of the cash flow hedging derivative instruments on the consolidated financial statements for the following periods:

	Year Ended December 31,
	2019	2018	2017
Gains (losses) recognized in AOCI on the derivative-effective portion	$—	$1,111	$282

(Gains) losses reclassified from AOCI into income-effective portion	$—	$(3,845)	$184

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share data)

(10) Debt, net

The following table presents the balance of the Company’s debt obligations, net of discounts and deferred financing costs.

		Stated interest rate or range of rates	Maximum borrowing capacity as of	As of December 31,
Debt Type	Stated maturity date		December 31, 2019	December 31, 2019	December 31, 2018
Corporate debt
Secured corporate credit agreements	April 2020 - September 2020	LIBOR + 1.20% to 5.50%	$143,210	$93,210	$72,090
Junior subordinated notes	October 2057	8.50%	125,000	125,000	125,000
Preferred trust securities	June 2037	LIBOR + 4.10%	35,000	35,000	35,000
Total corporate debt				253,210	232,090
Asset based debt (1)
Asset based revolving financing (2)	April 2021	LIBOR + 2.40%	40,000	21,576	86,092
Residential mortgage warehouse borrowings (3)	May 2020 - August 2020	LIBOR + 2.00% to 2.50%	111,000	90,673	46,091
Vessel backed term loan	November 2024	LIBOR + 4.75%	18,000	18,000	—
Total asset based debt				130,249	132,183
Total debt, face value				383,459	364,273
Unamortized discount, net				(198)	(504)
Unamortized deferred financing costs				(8,807)	(9,686)
Total debt, net				$374,454	$354,083

(1)	Asset based debt is generally recourse only to specific assets and related cash flows.

(2)	The weighted average coupon rate for asset based revolving financing was 4.16% and 4.30% at December 31, 2019 and December 31, 2018, respectively.

(3)	The weighted average coupon rate for residential mortgage warehouse borrowings was 3.83% and 4.66% at December 31, 2019 and December 31, 2018, respectively.

The following table presents the amount of interest expense the Company incurred on its debt for the following periods:

	Year Ended December 31,
	2019	2018	2017
Interest expense - corporate debt	$19,682	$18,162	$12,838
Interest expense - asset based debt	7,377	8,851	12,759
Interest expense on debt	$27,059	$27,013	$25,597

The following table presents the future maturities of the unpaid principal balance on the Company’s debt for the following period:

As of
December 31, 2019
2020	$183,883
2021	21,576
2022	—
2023	—
2024	18,000
2025 and thereafter	160,000
Total	$383,459

The following narrative is a summary of certain terms of our debt agreements for the period ended December 31, 2019:
Corporate Debt

Secured Corporate Credit Agreements

On May 4, 2018, the Company entered into a Fifth Amendment to the Credit Agreement with Fortress providing for an additional $47,000 borrowing for a total principal amount outstanding of $75,000 as of the borrowing date. The Fifth Amendment extends

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share data)

the maturity date of all term loans under the Credit Agreement from September 18, 2018 to September 18, 2020. The amended facility also has a new interest rate at a variable rate equal to one-month LIBOR with a LIBOR floor of 1.25%, plus a margin of 5.50% per annum. As of December 31, 2019 and December 31, 2018, a total of $68,210 and $72,090, respectively, was outstanding under the Operating Company credit agreement.

On December 21, 2017, a subsidiary in our insurance business entered into a $30,000 revolving line of credit which bears interest at a rate equal to LIBOR rate plus 1.00% and has a $30,000 accordion feature. The facility is secured by substantially all the assets of the subsidiary and had an original maturity date of December 20, 2018, which was renewed with a new maturity date of April 28, 2019. During April 2019, the maturity date of this borrowing was extended to April 2020 with a new rate of LIBOR plus 1.20%. On December 31, 2019, the borrowing was amended to increase the revolving credit exposure to $75,000 with a sublimit of $30,000 of revolving loans and requiring that any revolving loans in excess of $30,000 be cash collateralized. As of December 31, 2019 and December 31, 2018, a total of $25,000 and $0, respectively, was outstanding under this facility.

Junior Subordinated Notes

On October 16, 2017, a subsidiary in our insurance business issued $125,000 of 8.50% Fixed Rate Resetting Junior Subordinated Notes due October 2057. Substantially all of the net proceeds were used to repay the existing secured credit agreement, which was terminated thereafter. The notes are unsecured obligations of the subsidiary and rank in right of payment and upon liquidation, junior to all of the subsidiary’s current and future senior indebtedness. The notes are not obligations of or guaranteed by any subsidiaries of the subsidiary, or any other Tiptree entities. So long as no event of default has occurred and is continuing, all or part of the interest payments on the notes can be deferred on one or more occasions for up to five consecutive years per deferral period. This credit agreement contains customary financial covenants that require, among other items, maximum leverage and limitations on restricted payments under certain circumstances.

Preferred Trust Securities

A subsidiary in our insurance business has $35,000 of preferred trust securities due June 15, 2037. Interest is payable quarterly at an interest rate of LIBOR plus 4.10%. The Company may redeem the preferred trust securities, in whole or in part, at a price equal to the full outstanding principal amount of such preferred trust securities outstanding plus accrued and unpaid interest.

Asset Based Debt

Asset Backed Revolving Financing

As of December 31, 2019 and December 31, 2018, a total of $9,840 and $4,749, respectively, was outstanding under the borrowing related to our premium finance business in our insurance business. During April 2019, the maturity date of this borrowing was extended to April 2021 with a new rate of LIBOR plus 2.40%. On December 30, 2019, the maximum borrowing capacity of this borrowing was reduced from $25,000 to $13,000.

On August 5, 2019, a subsidiary in our insurance business entered into a $15,000 revolving line of credit agreement related to our warranty service contract finance business. The borrowing has a maturity date of April 28, 2021 and a rate of LIBOR plus 2.40%. On December 30, 2019, the maximum borrowing capacity of this borrowing was increased from $15,000 to $27,000. As of December 31, 2019, a total of $11,736 was outstanding under the borrowing.

The $81,343 balance as of December 31, 2018 of the corporate loan financing agreement in our insurance business was paid off and the borrowing was extinguished in March 2019.

Residential Mortgage Warehouse Borrowings

The Company, through a subsidiary in its mortgage business has three warehouse borrowings with a total borrowing capacity at December 31, 2019 of $111,000. Such warehouse facilities are recourse to the assets of the subsidiary and are secured by liens on cash escrow and the loans held for sale in the warehouse. These credit agreements contain customary financial covenants that require, among other items, minimum amounts of tangible net worth, profitability, maximum indebtedness ratios, and minimum liquid assets. As of December 31, 2019 and December 31, 2018, a total of $90,673 and $46,091, respectively, was outstanding under such financing agreements.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share data)

Vessel Backed Term Loan

On November 28, 2019, subsidiaries in our shipping business entered into a $18,000 term loan facility. Amounts borrowed under the facility are not allowed to be reborrowed. The borrowing has a maturity date of November 28, 2024 and a rate of LIBOR plus 4.75%, with quarterly principal payments of $550. This facility is secured by liens on two of our vessels as well as the assets of the borrowing entities and their parent guarantor. This credit agreement contains customary financial covenants that require, among other items, minimum liquidity, positive working capital, minimum required security coverage ratio of 150%, and the existence of a maintenance reserve account funded on a quarterly basis prior to anticipated scheduled drydocking costs. As of December 31, 2019, a total of $18,000 was outstanding under the borrowing.

As of December 31, 2019, the Company is in compliance with the representations and covenants for outstanding borrowings or has obtained waivers for any events of non-compliance.

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

The Company’s fair value measurement is based primarily on a market approach, which utilizes prices and other relevant information generated by market transactions involving identical or comparable financial instruments. Sources of inputs to the market approach include third party pricing services, independent broker quotations and pricing matrices. Management analyzes the third party valuation methodologies and its related inputs to perform assessments to determine the appropriate level within the fair value hierarchy and to assess reliability of values. Further, management has a process in place to review all changes in fair value that occurred during each measurement period. Any discrepancies or unusual observations are followed through to resolution through the source of the pricing as well as utilizing comparisons, if applicable, to alternate pricing sources. In addition, the Company utilizes an income approach to measure the fair value of NPLs, as discussed below.

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

Available for Sale Securities, at fair value

Available for sale securities fair values are based on prices provided by an independent pricing service and a third party investment manager. The Company obtains an understanding of the methods, models and inputs used by the independent pricing service and the third party investment manager by analyzing the investment manager-provided pricing report.

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
December 31, 2019
(in thousands, except share data)

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

The Company’s investment in Invesque was subject to certain contractual and functional sale restrictions. As of December 31, 2018, the fair value of the Invesque shares was based on the market price adjusted for the impact of these restrictions, and was classified under Level 2 in the fair value hierarchy. As of December 31, 2019, these restrictions are no longer applicable and the shares are classified under Level 1.

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

NPLs that have become REOs were measured at fair value on a non-recurring basis at the time of transfer during the year ended December 31, 2019 and the year ended December 31, 2018. The carrying value of REOs at December 31, 2019 and December 31, 2018 was $2,188 and $10,019, respectively. Upon conversion to REO, the fair value is estimated using a broker price opinion (BPO). BPOs are subject to judgments of a particular broker formed by visiting a property, assessing general home values in an area, reviewing comparable listings, and reviewing comparable completed sales. These judgments may vary among brokers and may fluctuate over time based on housing market activities and the influx of additional comparable listings and sales. REO is included in other investments. Subsequent to conversion, REOs are carried at lower of cost or market.

Derivative Assets and Liabilities

Derivatives are primarily comprised of IRLCs, forward delivery contracts and TBA mortgage backed securities. The fair value of these instruments is based upon valuation pricing models, which represent the amount the Company would expect to receive or pay at the balance sheet date to exit the position. Our mortgage origination subsidiaries issue IRLCs to their customers, which are carried at estimated fair value on the Company’s consolidated balance sheet. The estimated fair values of these commitments are generally calculated by reference to the value of the underlying loan associated with the IRLC net of costs to produce and an expected fall out assumption. The fair values of these commitments generally fall under Level 3 in the fair value hierarchy. Our mortgage origination subsidiaries manage their exposure by entering into forward delivery commitments with loan investors.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share data)

For loans not locked with investors under a forward delivery commitment, the Company enters into hedge instruments, primarily TBAs, to protect against movements in interest rates. The fair values of TBA mortgage backed securities and forward delivery contracts generally fall under Level 2 in the fair value hierarchy.

Corporate Bonds

Corporate bonds are generally classified under Level 2 in the fair value hierarchy and fair value is provided by a third party investment manager, based on quoted market prices. We perform internal price verification procedures to ensure that the prices provided are reasonable.

The following tables present the Company’s fair value hierarchies for financial assets and liabilities, measured on a recurring basis:

	As of December 31, 2019
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value
Assets:
Available for sale securities, at fair value:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$191,590	$—	$191,590
Obligations of state and political subdivisions	—	46,338	—	46,338
Obligations of foreign governments	—	1,119	—	1,119
Certificates of deposit	896	—	—	896
Asset backed securities	—	42,833	1,185	44,018
Corporate securities	—	51,231	—	51,231
Total available for sale securities, at fair value	896	333,111	1,185	335,192

Loans, at fair value:
Corporate loans	—	—	9,787	9,787
Mortgage loans held for sale	—	98,720	—	98,720
Non-performing loans	—	—	387	387
Total loans, at fair value	—	98,720	10,174	108,894

Equity securities	155,135	—	243	155,378

Other investments, at fair value:
Corporate bonds	—	20,705	—	20,705
Derivative assets	—	154	7,336	7,490
CLOs	—	—	4,768	4,768
Total other investments, at fair value	—	20,859	12,104	32,963

Total	$156,031	$452,690	$23,706	$632,427

Liabilities:
Derivative liabilities (included in other liabilities and accrued expenses)	$—	$3,758	$—	$3,758
Total	$—	$3,758	$—	$3,758

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019
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

Other investments, at fair value:
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
The following table presents additional information about assets that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value for the following periods:

	Year Ended December 31,
	2019 (1)	2018 (1)
Balance at January 1,	$146,282	$162,666
Net realized gains (losses)	3,733	521
Net unrealized gains (losses)	(4,356)	(4,123)
Origination of IRLC	77,082	49,067
Purchases	153	65,661
Sales	(123,497)	(71,282)
Issuances	111	373
Transfers into Level 3 (1)	—	12,748
Transfer adjustments (out of) Level 3 (1)	—	(11,567)
Conversions to real estate owned	(2,596)	(7,367)
Conversions to mortgage loans held for sale	(73,206)	(50,415)
Balance at December 31,	$23,706	$146,282

Changes in unrealized gains (losses) included in earnings related to assets still held at period end	$(5,596)	$(2,971)

(1)
All transfers are deemed to occur at end of period. Transfers between Level 2 and 3 were a result of subjecting third party pricing on assets to various liquidity, depth, bid-ask spread and benchmarking criteria as well as assessing the availability of observable inputs affecting their fair valuation.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share data)

The following is quantitative information about Level 3 assets with significant unobservable inputs used in fair valuation.

	Fair Value as of December 31,				Actual or Range (Weighted average)
Assets	2019	2018	Valuation technique	Unobservable input(s)	December 31, 2019	December 31, 2018
IRLCs	$7,336	$3,460	Internal model	Pull through rate	50% - 95%	50% - 95%
NPLs	387	27,556	Discounted cash flow (1)	See table below (1) (2)	N/A	See table below
Total	$7,723	$31,016

(1)	As of December 31, 2019, there was one NPL remaining, which is making payments. The value as of December 31, 2019 is based on the expected sale price into the secondary market.

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

The following table presents quantitative information about the significant unobservable inputs used to measure the fair value of our NPLs. For NPLs that are not making payments, discount rate, loan resolution time-line, value of underlying properties, holding costs and liquidation costs are the primary inputs used to measure fair value. For NPLs that are making payments, note rate and secondary market transaction prices/UPB are the primary inputs used to measure fair value. As of December 31, 2019, there was one NPL remaining, which is making payments. The value as of December 31, 2019 is based on the expected sale price into the secondary market.

	As of December 31, 2018
Unobservable inputs	High	Low	Average(1)
Discount rate	30.0%	16.0%	23.6%
Loan resolution time-line (Years)	2.1	0.6	1.2
Value of underlying properties	$1,780	$55	$383
Holding costs	14.7%	5.0%	6.9%
Liquidation costs	14.2%	8.4%	9.2%
Note rate	6.0%	3.0%	4.9%
Secondary market transaction prices/UPB	88.3%	74.5%	83.3%

(1)	Weighted based on value of underlying properties.

The following table presents the carrying amounts and estimated fair values of financial assets and liabilities that are not recorded at fair value and their respective levels within the fair value hierarchy:

	As of December 31, 2019			As of December 31, 2018
	Level within fair value hierarchy	Fair value	Carrying value	Level within fair value hierarchy	Fair value	Carrying value
Assets:
Debentures (1)	2	$15,423	$15,423	2	$5,134	$5,134
Notes and accounts receivable, net	2	42,192	42,192	2	13,057	13,057
Total assets		$57,615	$57,615		$18,191	$18,191

Liabilities:
Debt, net	3	$396,699	$383,261	3	$363,769	$363,769
Total liabilities		$396,699	$383,261		$363,769	$363,769

(1)	Included in other investments.

Debentures: Since interest rates on debentures are at current market rates for similar credit risks, the carrying amount approximates fair value. These values are net of allowance for doubtful accounts.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share data)

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
December 31, 2019
(in thousands, except share data)

(12) Liability for Unpaid Claims and Claim Adjustment Expenses

The following tables present undiscounted information about incurred and paid claims development as of December 31, 2019, net of reinsurance, as well as cumulative claim frequency and the total of IBNR liabilities plus expected development on reported claims included within the net incurred claims amounts. This information is presented in the aggregate for all short duration contracts, due to the commonality of claims characteristics. The tables reflect three years of information because historically over 95% of incurred losses have been paid within three years of the accident period.

Roll forward of Claim Liability

The following table presents the activity in the net liability for unpaid losses and allocated loss adjustment expenses of short duration contracts for the following periods:

	Year Ended December 31,
	2019	2018
Policy liabilities and unpaid claims balance as of January 1,	$131,611	$112,003
Less: liabilities of policy-holder accounts balances, gross	(13,659)	(15,474)
Less: non-insurance warranty benefit claim liabilities	(94)	(58)
Gross liabilities for unpaid losses and loss adjustment expenses	117,858	96,471
Less: reinsurance recoverable on unpaid losses - short duration	(90,016)	(73,778)
Less: other lines, gross	(227)	(224)
Net balance as of January 1, short duration	27,615	22,469

Incurred (short duration) related to:
Current year	144,925	129,352
Prior years	5,169	2,509
Total incurred	150,094	131,861

Paid (short duration) related to:
Current year	122,348	105,740
Prior years	11,480	20,975
Total paid	133,828	126,715

Net balance as of December 31, short duration	43,881	27,615
Plus: reinsurance recoverable on unpaid losses - short duration	88,599	90,016
Plus: other lines, gross	230	227
Gross liabilities for unpaid losses and loss adjustment expenses	132,710	117,858
Plus: liabilities of policy-holder accounts balances, gross	11,589	13,659
Plus: non-insurance warranty benefit claim liabilities	85	94
Policy liabilities and unpaid claims balance as of December 31,	$144,384	$131,611

The following schedule reconciles the total short duration contracts per the table above to the amount of total losses incurred as presented in the consolidated statement of operations, excluding the amount for member benefit claims:

	Year Ended December 31,
	2019	2018	2017
Short duration incurred	$150,094	$131,861	$106,653
Other lines incurred	184	124	123
Unallocated loss adjustment expense	731	2,867	1,763
Total losses incurred	$151,009	$134,852	$108,539
For the year ended December 31, 2019, the Company’s insurance business experienced an increase in prior year case development of $5,169, primarily from its non-standard auto business.

For the year ended December 31, 2018, the Company’s insurance business experienced an increase in prior year case development of $2,509, primarily from its non-standard auto business.

Incurred and Paid Development
The following table presents information about incurred and paid loss development and average claim duration as of December 31,

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share data)

2019, net of reinsurance, as well as cumulative claim frequency and the total of IBNR liabilities plus expected development on reported claims included within the net incurred claims amounts. The cumulative number of reported claims represents open claims, claims closed with payment, and claims closed without payment. It does not include an estimated count of unreported claims. The number of claims is measured by claim event. The Company considers a claim that does not result in a liability as a claim closed without payment.

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance				As of December 31, 2019
	For the Years Ended December 31,			Total of IBNR Liabilities Plus Expected Development of Reported Claims	Cumulative Number of Reported Claims
Accident Year	2017 (Unaudited)	2018 (Unaudited)	2019
2017	$103,306	$104,898	$105,601	$305	326
2018		129,352	133,225	$2,930	397
2019			144,925	$34,344	313
		Total	$383,751

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident Year	2017 (Unaudited)	2018 (Unaudited)	2019
2017	$84,493	$102,620	$105,075
2018		105,740	112,619
2019			122,348
		Total	$340,042
All outstanding liabilities before 2017, net of reinsurance			172
Liabilities for loss and loss adjustment expenses, net of reinsurance			$43,881

Duration
The following table presents supplementary information about average historical claims duration as of December 31, 2019 for short duration contracts:

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3
Short duration	81.3%	11.2%	2.3%

Reconciliation of Reserves to Balance Sheet
The following table presents a reconciliation of net outstanding liabilities for unpaid loss and loss adjustment expenses of short duration contracts to the consolidated balance sheet value of policy liabilities and unpaid claims:

As of
December 31, 2019
Net outstanding liabilities:
Short duration	$43,881
Insurance lines other than short duration	30
Total liabilities for unpaid losses and loss adjustment expenses, net of reinsurance	43,911

Reinsurance recoverable on unpaid losses and loss adjustment expenses:
Short duration	88,599
Other insurance lines	200
Total reinsurance recoverable on unpaid losses and loss adjustment expenses	88,799

Total gross liability for unpaid losses and loss adjustment expenses	132,710
Liabilities of policy-holder accounts balances, gross	11,589
Non-insurance warranty benefit claim liabilities	85
Total policy liabilities and unpaid claims	$144,384

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share data)

(13) Revenue From Contracts with Customers

Revenue from contracts with customers is primarily comprised of asset management fee income included as a part of other revenue, vessel related revenue included as a part of other revenue, and warranty coverage, motor club and other revenues included as a part of service and administrative fees in our insurance business. The following table presents the disaggregated amounts of revenue from contracts with customers by product type for the following periods:

	Year Ended December 31,
	2019	2018	2017
Motor club revenue	$36,076	$32,242	$31,501
Warranty coverage revenue	27,597	26,058	18,385
Vessel related revenue	16,747	3,972	—
Management fee income	1,267	6,694	8,314
Other	7,317	7,840	7,987
Revenue from contracts with customers	$89,004	$76,806	$66,187
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

Information on Remaining Performance Obligations
We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at December 31, 2019.

Contract Balances
The timing of our revenue recognition may differ from the timing of payment by our customers. We record a receivable when revenue is recognized prior to payment and we have an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, we record deferred revenue until the performance obligations are satisfied.

Charter Revenue
The Company generates its revenues from charterers for the charter hire of its vessels. Vessels are chartered under time or voyage charters, where a contract is entered into for the use of a vessel for a specific voyage or a specific period of time and at a specified daily charter rate. Charter revenues are recognized as earned on the straight-line basis over the term of the charter as service is provided.

Revenue is recognized when a charter agreement exists, the vessel is made available to the charterer and collection of the related revenue is reasonably assured. Unearned revenue includes revenue received prior to the balance sheet date relating to services to be rendered after the balance sheet date.

Management Fees
The Company earned management fee income in the form of base management fees and incentive fees from the CLOs it managed. These base management fees were billed as the services were provided and paid periodically in accordance with the terms of the individual management agreements for as long as the Company managed the funds. Base management fees typically consisted of fees based on the amount of assets held in the CLOs. Base management fees were recognized as revenue when earned. The Company did not recognize incentive fees until all contractual contingencies were removed.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share data)

The following table presents the activity in the significant deferred assets and liabilities related to revenue from contracts with customers for the year ended December 31, 2019.

	January 1, 2019			December 31, 2019
	Beginning balance	Additions	Amortizations	Ending balance
Deferred acquisition costs
Motor club revenue	$12,189	$28,944	$27,433	$13,700
Warranty coverage revenue	1,274	696	943	1,027
Total	$13,463	$29,640	$28,376	$14,727

Deferred revenue
Motor club revenue	$16,128	$37,858	$36,076	$17,910
Warranty coverage revenue	39,835	37,130	27,597	49,368
Total	$55,963	$74,988	$63,673	$67,278

Write-offs were not material for any period presented.

(14) Other Assets and Other Liabilities and Accrued Expenses

Other Assets

The following table presents the components of other assets as reported in the consolidated balance sheets:

	As of December 31,
	2019	2018
Right of use asset - Operating leases (1)	$23,832	$—
Furniture, fixtures and equipment, net	12,305	6,122
Prepaid expenses	8,461	7,351
Subsidiary sale receivable (2)	625	10,676
Other	23,287	21,885
Total other assets	$68,510	$46,034

(1)	See Note (2) Summary of Significant Accounting Policies - Recent Accounting Standards and Note (20) Commitments and Contingencies for additional information.

(2)
Related to the gain contingency on sale of Care recorded in December 2018. $10,051 was received in cash in 2019. The remaining amount is expected to be paid off by 2021. See Note (3) Dispositions, Assets Held for Sale and Discontinued Operations.

The following table presents the depreciation expense related to furniture, fixtures and equipment for the following periods:

	Year Ended December 31,
	2019	2018	2017
Depreciation expense related to furniture, fixtures and equipment	$2,753	$1,984	$2,555

Other Liabilities and Accrued Expenses

The following table presents the components of other liabilities and accrued expenses as reported in the consolidated balance sheets:

	As of December 31,
	2019	2018
Accounts payable and accrued expenses	$68,829	$63,755
Operating lease liability(1)	29,491	—
Deferred tax liabilities, net	32,306	25,433
Commissions payable	9,179	11,076
Other	32,335	23,926
Total other liabilities and accrued expenses	$172,140	$124,190

(1)	See Note (2) Summary of Significant Accounting Policies - Recent Accounting Standards and Note (20) Commitments and Contingencies for additional information.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share data)

(15) Other Revenue, Other Expenses and Other Income

Other Revenue

The following table presents the components of other revenue as reported in the consolidated statement of operations. Other revenue is primarily generated by Tiptree Capital’s non-insurance activities except as noted in the footnote to the table.

	Year Ended December 31,
	2019	2018	2017
Other investment income (1)	$45,985	$25,541	$26,261
Gain on sale of businesses (2)	7,598	—	1,994
Management fee income	1,267	6,694	8,314
Other (3)	5,038	5,827	5,706
Total other revenue	$59,888	$38,062	$42,275

(1)	See Note (5) Investments for the components of Other investment income.

(2)
Related to the sale of Telos and our commercial lending business, for the years ended December 31, 2019 and 2017, respectively. See Note (3) Dispositions, Assets Held for Sale and Discontinued Operations.

(3)	Includes $4,566, $2,554 and $3,552 related to Tiptree Insurance for the year ended December 31, 2019, 2018 and 2017, respectively.

Other Expenses

The following table presents the components of other expenses as reported in the consolidated statement of operations:

	Year Ended December 31,
	2019	2018	2017
Professional fees	$20,820	$15,216	$16,245
General and administrative	18,563	16,218	14,800
Premium taxes	15,205	14,026	11,658
Mortgage origination expenses	12,200	8,857	8,822
Rent and related	12,642	11,114	10,379
Operating expenses from vessels	9,781	3,777	—
Loss on extinguishment of debt	1,241	428	1,163
Other	9,292	8,265	11,372
Total other expenses	$99,744	$77,901	$74,439

Other Income

The CLOs are considered variable interest entities (VIE) and the Company consolidates entities when it is determined to be the primary beneficiary under current VIE accounting guidance.

The following table represents revenue and expenses of the consolidated CLOs included in the Company’s consolidated statements of operations for the periods indicated:

	Year Ended December 31,
	2019	2018	2017 (1)
Income:
Net realized and unrealized gains (losses)	$—	$—	$2,364
Interest income	—	—	22,539
Total income	—	—	24,903
Expenses:
Interest expense	—	—	13,386
Other expense	—	—	1,060
Total expense	—	—	14,446
Net income (loss) attributable to consolidated CLOs	$—	$—	$10,457

(1)
In 2017, the Company exited all consolidated CLOs. The operations of the CLOs were consolidated in the results of the Company through the redemption date. See Note (3) Dispositions, Assets Held for Sale and Discontinued Operations.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share data)

As summarized in the table below, the application of the measurement alternative results in the consolidated net income summarized above to be equivalent to the Company’s own economic interests in the CLOs which are eliminated upon consolidation:

Economic interests:	Year Ended December 31,
	2019	2018	2017
Distributions received	$—	$—	$5,757
Realized and unrealized gains on subordinated notes held by the Company, net	—	—	3,559
Total	—	—	9,316
Management fee income	—	—	1,141
Total economic interests	$—	$—	$10,457

(16) Stockholders’ Equity

Stock Repurchases

On May 2, 2019, the Board of Directors replenished the Company’s authorization to make repurchases of up to $20.0 million of shares of the Company’s outstanding Common Stock in the aggregate, at the discretion of the Company's Executive Committee. The shares purchased during the first quarter of 2019 were purchased under a previous authorization. The following table presents the Company’s stock repurchase activity and remaining authorization.

	Year Ended December 31, 2019
	Number of shares purchased	Average price per share
Share repurchase programs	60,421	$5.86
Block repurchase program	1,412,309	6.18
Total	1,472,730	6.17

Remaining repurchase authorization		$20,000

Dividends

The Company declared cash dividends per share for the following periods presented below:

	Dividends per share for the
	Year Ended December 31,
	2019	2018	2017
First quarter	$0.040	$0.035	$0.030
Second quarter	0.040	0.035	0.030
Third quarter	0.040	0.035	0.030
Fourth quarter(1)	0.040	0.035	0.030
Total cash dividends declared	$0.160	$0.140	$0.120

(1)	See Note (24) Subsequent Events for when dividend was declared.

Reorganization Merger

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

In connection with the Reorganization Merger, each TFP limited partner other than Tiptree received 2.798 shares of Class A common stock for each partnership unit, 6,861,561 Class A common shares were issued, and all outstanding Class B common

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share data)

stock was canceled. Outstanding warrants to acquire 652,500 shares of Class A common stock at an exercise price of $11.33 per share owned by TFP were canceled. In addition, warrants to acquire 103,994 shares of Class A common stock at an exercise price of $11.33 were issued to partners of TFP other than Tiptree, and expired unexercised on December 31, 2018. Warrants to acquire 805,986 TFP LP units at $21.232 per unit were canceled and Tiptree issued warrants for 2,255,149 Tiptree shares of Class A common stock at an exercise price of $7.59 per share to holders of the canceled TFP warrants.

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

Statutory Reporting and Insurance Company Subsidiaries Dividend Restrictions

The Company’s U.S. insurance subsidiaries prepare financial statements in accordance with Statutory Accounting Principles (SAP) prescribed or permitted by the insurance departments of their states of domicile. Prescribed SAP includes the Accounting Practices and Procedures Manual of the National Association of Insurance Commissioners (the NAIC) as well as state laws, regulations and administrative rules.

Statutory capital, surplus and net income

The following table presents the combined statutory capital and surplus of the Company's U.S. domiciled insurance company subsidiaries and the required minimum statutory capital and surplus, as required by the laws of the states in which they are domiciled for the following periods:

	As of December 31,
	2019	2018
Combined statutory capital and surplus of the Company's insurance company subsidiaries	$134,179	$131,859

Required minimum statutory capital and surplus	$17,950	$17,950

Under the National Association of Insurance Commissioners Risk-Based Capital Act of 1995, a company's Risk-Based Capital (RBC) is calculated by applying certain risk factors to various asset, claim and reserve items. If a company's adjusted surplus falls below calculated RBC thresholds, regulatory intervention or oversight is required. The Company's U.S. domiciled insurance company subsidiaries' RBC levels, as calculated in accordance with the NAIC’s RBC instructions, exceeded all RBC thresholds as of December 31, 2019.

The following table presents the statutory net income of the Company’s U.S. domiciled statutory insurance companies for the following periods:

	Year Ended December 31,
	2019	2018	2017
Net income of statutory insurance companies	$8,444	$13,986	$9,135

The Company also has a foreign insurance subsidiary that is not subject to SAP. The statutory capital and surplus amounts and statutory net income presented above do not include the foreign insurance subsidiary in accordance with SAP.

Statutory Dividends

The Company's U.S. domiciled insurance company subsidiaries may pay dividends to the Company, subject to statutory restrictions. Payments in excess of statutory restrictions (extraordinary dividends) to the Company are permitted only with prior approval of the insurance department of the applicable state of domicile. The Company eliminates all dividends from its subsidiaries in the consolidated financial statements. The following table presents the dividends paid to the Company by its U.S domiciled insurance company subsidiaries and the combined amount available for ordinary dividends of the Company's U.S. domiciled insurance company subsidiaries for the following periods:

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share data)

	For the Year Ended December 31,
	2019	2018
Ordinary dividends	$9,001	$—
Extraordinary dividends	1,188	—
Total dividends	$10,189	$—

	As of December 31,
	2019	2018
Amount available for ordinary dividends of the Company's insurance company subsidiaries	4,527	13,532

At December 31, 2019, the maximum amount of dividends that our U.S. domiciled regulated insurance company subsidiaries could pay under applicable laws and regulations without regulatory approval was approximately $4,527. The Company may seek regulatory approval to pay dividends in excess of this permitted amount, but there can be no assurance that the Company would receive regulatory approval if sought.

(17) Accumulated Other Comprehensive Income (Loss)

The following table presents the activity in accumulated other comprehensive income (loss) (AOCI), net of tax, for the following periods:

	Unrealized gains (losses) on			Amount attributable to noncontrolling interests
	Available for sale securities	Interest rate swaps	Total AOCI (loss)	TFP	Other	Total AOCI (loss) to Tiptree Inc.
Balance at December 31, 2016	$(700)	$1,759	$1,059	$(128)	$(376)	$555
Other comprehensive income (losses) before reclassifications	522	190	712	(94)	(50)	568
Amounts reclassified from AOCI	(282)	125	(157)	—	—	(157)
Period change	240	315	555	(94)	(50)	411
Balance at December 31, 2017	$(460)	$2,074	$1,614	$(222)	$(426)	$966
Other comprehensive income (losses) before reclassifications	(2,257)	835	(1,422)	61	211	(1,150)
Amounts reclassified from AOCI	648	—	648	—	—	648
Reclassification of AOCI - interest rate swaps (1)	—	(2,909)	(2,909)	502	226	(2,181)
Reorganization merger	—	—	—	(341)	—	(341)
Period change	(1,609)	(2,074)	(3,683)	222	437	(3,024)
Balance at December 31, 2018	$(2,069)	$—	$(2,069)	$—	$11	$(2,058)
Other comprehensive income (losses) before reclassifications	4,911	—	4,911	—	(24)	4,887
Amounts reclassified from AOCI	(1,032)	—	(1,032)	—	—	(1,032)
Period change	3,879	—	3,879	—	(24)	3,855
Adoption of accounting standard (2)	(99)	—	(99)	—	—	(99)
Balance at December 31, 2019	$1,711	$—	$1,711	$—	$(13)	$1,698

(1)	Relates to the sale of Care. See Note (3) Dispositions, Assets Held for Sale and Discontinued Operations.

(2)	Amounts reclassified to retained earnings due to adoption of ASU 2018-02. See Note (2) Summary of Significant Accounting Policies.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share data)

The following table presents the reclassification adjustments out of AOCI included in net income and the impacted line items on the consolidated statement of operations for the following periods:

	Year Ended December 31,			Affected line item in consolidated statement of operations
Components of AOCI	2019	2018	2017
Unrealized gains (losses) on available for sale securities	$1,312	$(819)	$435	Net realized and unrealized gains (losses)
Related tax (expense) benefit	(280)	171	(153)	Provision for income tax
Net of tax	$1,032	$(648)	$282

Unrealized gains (losses) on interest rate swaps	$—	$—	$(184)	Interest expense
Reclassification of AOCI - interest rate swaps (1)	—	3,845	—	Gain on sale of discontinued operations
Related tax (expense) benefit	—	(936)	59	Provision for income tax
Net of tax	$—	$2,909	$(125)

(1)	Relates to the sale of Care. See Note (3) Dispositions, Assets Held for Sale and Discontinued Operations.

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

2013 Equity Plan	Number of shares (1)
Available for issuance as of December 31, 2016	961,650
Awards granted	(954,291)
Awards rolled into 2017 Equity Plan	(7,359)
Available for issuance as of December 31, 2017	—

2017 Equity Plan
Available for issuance as of December 31, 2016	—
Available from 2017 Equity Plan (1) (2)	6,100,000
Awards granted	(82,988)
Available for issuance as of December 31, 2017	6,017,012
RSU and option awards granted	(558,034)
Forfeited	15,236
Available for issuance as of December 31, 2018	5,474,214
RSU and option awards granted	(702,264)
Forfeited	8,318
Subsidiary exchanged shares	(14,405)
Available for issuance as of December 31, 2019	4,765,863

(1)	Excludes awards granted under the Company’s subsidiary incentive plans that are exchangeable for Tiptree Common Stock.

(2)	Includes remaining awards from 2013 Equity Plan.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019
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

The following table presents changes to the issuances of RSUs under the 2017 Equity Plan for the periods indicated:

	Number of shares issuable	Weighted average grant date fair value
Unvested units as of December 31, 2016	299,817	$6.27
Granted (1)	466,652	6.60
Vested	(167,587)	6.43
Unvested units as of December 31, 2017	598,882	$6.48
Granted (1)	315,371	5.95
Vested	(222,387)	6.39
Forfeited	(15,236)	6.04
Unvested units as of December 31, 2018	676,630	$6.27
Granted (1)	476,449	6.25
Vested	(186,151)	6.44
Forfeited	(8,318)	6.10
Unvested units as of December 31, 2019	958,610	$6.23
(1)    Includes grants of 48,076, 46,572 and 39,164 shares of Common Stock to directors for the years ended December 31, 2019, 2018 and 2017, respectively.

The following tables present the detail of the granted and vested RSUs for the periods indicated:

Granted	Year Ended December 31, 2019	Vested	Year Ended December 31, 2019
Directors	48,076	Directors	48,076
Employees (1)	428,373	Employees	138,075
Total Granted	476,449	Total Vested	186,151
		Taxes	(35,622)
		Exchanged	14,405
		Net Vested	164,934

(1)	Includes 307,148 shares that vest ratably over three years, 112,907 shares that cliff vest in February 2021 and the remaining shares vested immediately.

Subsidiary Incentive Plans

Certain of the Company’s subsidiaries have established incentive plans under which they are authorized to issue equity of those subsidiaries to certain of their employees. Such awards are accounted for as equity. These awards are subject to performance-vesting criteria based on the performance of the subsidiary (performance vesting awards) and time-vesting subject to continued employment (time vesting awards). Following the service period, such vested awards may be exchanged at fair market value, at the option of the holder, for Tiptree Common Stock under the 2017 Equity Plan. The service period for certain grants has been achieved and those vested subsidiary awards are currently eligible for exchange. The Company has the option, but not the obligation to settle the exchange right in cash.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share data)

The following table presents changes to the issuances of subsidiary awards under the subsidiary incentive plans for the periods indicated:

Grant date fair value of equity shares issuable
Unvested balance as of December 31, 2016	$8,089
Granted	2,669
Vested	(2,436)
Grant value adjustment (1)	(210)
Performance assumption adjustment	680
Unvested balance as of December 31, 2017	$8,792
Granted	1,113
Vested	(1,771)
Performance assumption adjustment	576
Unvested balance as of December 31, 2018	$8,710
Granted	—
Vested	(4,991)
Performance assumption adjustment	560
Unvested balance as of December 31, 2019	$4,279

(1)	Due to the approval of the 2017 Equity Plan, the Company changed the classification of the subsidiary RSU’s during the year ended December 31, 2017 from liability to equity awards because the Company expects to settle these awards in stock.

The net vested and unvested balance of subsidiary awards (assuming full vesting) translates to an aggregate of 2,529,709 shares of Common Stock if converted as of December 31, 2019, of which 891,933 are vested and eligible for exchange as of December 31, 2019.

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

The following table presents the assumptions used to estimate the fair values of the stock options granted for the following periods:

	Year Ended December 31,
Valuation Input	2019		2018		2017
	Assumption	Average	Assumption	Average	Assumption	Average
Historical volatility	27.69%	N/A	30.63%	N/A	47.20%	N/A
Risk-free rate	2.62%	N/A	2.85%	N/A	2.44%	N/A
Dividend yield	2.21%	N/A	2.03%	N/A	1.80%	N/A
Expected term (years)		6.5		6.5		6.5

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share data)

The following table presents the Company's stock option activity for the current period:

	Options outstanding	Weighted average exercise price (in dollars per stock option)	Weighted average grant date value (in dollars per stock option)	Options exercisable
Balance, December 31, 2016	251,237	$5.69	$2.62	—
Granted	570,627	6.65	2.91	—
Balance, December 31, 2017	821,864	$6.36	$2.82	—
Granted	242,663	5.85	1.88	—
Balance, December 31, 2018 (1)	1,064,527	$6.24	$2.61	—
Granted	225,815	6.26	1.69	—
Balance, December 31, 2019	1,290,342	$6.24	$2.45	—

Weighted average remaining contractual term at December 31, 2019 (in years)	7.5

(1)	Book value targets for grants in 2019, 2018, 2017 and 2016 are $10.79, $9.97, $10.14 and $8.96, respectively.

Stock Based Compensation Expense

The following table presents total stock based compensation expense and the related income tax benefit recognized on the consolidated statements of operations:

	Year Ended December 31,
	2019	2018	2017
Employee compensation and benefits	$6,062	$6,354	$6,560
Director compensation	301	303	266
Income tax benefit	(1,374)	(1,438)	(2,410)
Net stock based compensation expense	$4,989	$5,219	$4,416

Additional information on total non-vested stock based compensation is as follows:

	As of
	December 31, 2019
	Stock options	Restricted stock awards and RSUs
Unrecognized compensation cost related to non-vested awards	$694	$3,511
Weighted - average recognition period (in years)	2.10	1.62

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share data)

(19) Income Taxes

The Company’s provision (benefit) for income taxes is reflected as a component of income (loss) from continuing and discontinued operations and consists of the following:

	Year Ended December 31,
	2019	2018	2017
Current tax expense (benefit):
Federal	$991	$(9,650)	$(1,559)
State	386	(1,182)	246
Foreign	825	754	—
Total current tax expense (benefit)	2,202	(10,078)	(1,313)

Deferred tax expense (benefit):
Federal	6,502	4,110	(13,755)
State	335	59	2,506
Foreign	(22)	—	—
Total deferred tax (benefit)	6,815	4,169	(11,249)
Total income tax expense (benefit) from continuing operations	$9,017	$(5,909)	$(12,562)

Income tax (benefit) from discontinued operations	—	13,714	(2,224)
Total tax expense (benefit)	$9,017	$7,805	$(14,786)

The Company’s primary tax jurisdiction is the United States, which currently has a statutory income tax rate equal to 21%. On December 22, 2017, the U.S. government enacted Public Law no. 115-97, commonly referred to as the Tax Cuts and Jobs Act (Tax Act), which, among other things, reduced the federal income tax rate from 35% to 21% effective January 1, 2018, and requires mandatory deemed repatriation of foreign earnings. As a result of the Tax Act, we re-measured our net deferred tax liabilities and recognized a net tax benefit of $15,238 in 2017.

The U.S. federal rate is before the consideration of rate reconciling items. A reconciliation of the expected federal income tax expense on income from continuing operations using the federal statutory income tax rate to the actual income tax expense and resulting effective income tax rate is as follows for the periods indicated below:

	Year Ended December 31,
	2019	2018	2017
Income (loss) before income taxes from continuing operations	$29,139	$(19,796)	$(3,330)
Federal statutory income tax rate	21.0%	21.0%	35.0%
Expected federal income tax expense (benefit) at the federal statutory income tax rate	6,119	(4,157)	(1,166)
Effect of change in U.S. federal tax rate effective 2018	—	—	(15,238)
Effect of Reliance contingent liability valuation	—	—	1,018
Effect of state income tax expense, net of federal benefit	549	(471)	219
Effect of dividends received deduction	(29)	(1,534)	—
Effect of foreign operations	440	1,053	—
Effect of permanent differences	(30)	170	(144)
Effect of changes in valuation allowance	(80)	55	2,314
Effect of return-to-accrual	1,524	(404)	623
Effect of other items	$524	$(621)	$(188)
Tax (benefit) on income from continuing operations	$9,017	$(5,909)	$(12,562)

Effective tax rate	31.0%	29.9%	377.2%

For the year ended December 31, 2019, the Company’s effective tax rate on income from continuing operations was equal to 31%. The effective tax rate for the year ended December 31, 2019 is higher than the U.S. statutory income tax rate of 21.0% primarily due to the non-recurring return-to-provision, as well as ongoing state and foreign taxes.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019
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

The table below presents the components of the Company’s net deferred tax assets and liabilities as of the respective balance sheet dates:

	As of December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$17,384	$13,554
Unrealized losses	4,242	9,381
Accrued expenses	5,470	1,618
Unearned premiums	14,189	13,752
Deferred revenue	6,301	5,769
Other deferred tax assets	5,720	1,975
Total deferred tax assets	53,306	46,049
Less: Valuation allowance	(4,961)	(3,092)
Total net deferred tax assets	48,345	42,957

Deferred tax liabilities:
Property	1,554	414
Unrealized gains	6,005	—
Other deferred tax liabilities	3,370	2,666
Deferred acquisition cost	35,066	37,473
Advanced commissions	25,392	18,153
Intangibles	9,264	9,684
Total deferred tax liabilities	80,651	68,390
Net deferred tax liability	$32,306	$25,433

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share data)

As of December 31, 2019, the Company had total U. S. Federal net operating loss carryforwards (NOLs) of $46.2 million arising from continuing operations. The following table presents the U.S. Federal NOLs by tax year of expiration:

As of December 31, 2019
Tax Year of Expiration
2026	$86
2027	124
2028	—
2029	167
2030	17
2031	—
2032	—
2033	—
2034	1,893
2035	562
2036	39,862
2037	1,766
Indefinite	1,758
Total	$46,235

In addition to the U.S. Federal NOL, Tiptree and its subsidiaries have NOLs in various state jurisdictions totaling $7.4 million. Valuation allowances have been established for net operating loss carryforwards and other deferred tax assets generated by Luxury, and certain state NOLs of $4,961, since management has concluded it is more likely than not they will expire unutilized based on existing positive and negative evidence. Management believes it is more likely than not the remaining NOLs and deferred tax assets will be utilized prior to their expiration dates. As of December 31, 2018, the consolidated valuation allowance for Tiptree was $3,092. In 2019, the Company recorded a net increase in its valuation allowances equal to $1,869, compared to a net decrease in its valuation allowance of $1,211 in 2018.

As of December 31, 2019, the Company had no material unrecognized tax benefits or accrued interest and penalties. This is consistent with the tax years ending December 31, 2018 and December 31, 2017 as well. Federal tax years 2016 through 2018 were open for examination as of December 31, 2019.

(20) Commitments and Contingencies

Operating Leases

All leases are office space leases and are classified as operating leases that expire through 2028. Some of our office leases include the option to extend for up to five years or less at management’s discretion. Such extension options were not included in the measurement of the lease liability. Below is a summary of our right of use asset and lease liability as of December 31, 2019:

As of
December 31, 2019
Right of use asset - Operating leases	$23,832

Operating lease liability	$29,491

Weighted-average remaining lease term (years)	6.2

Weighted-average discount rate (1)	7.1%

(1) Discount rate was determined by applying available market rates to lease obligations based upon their term.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share data)

As of December 31, 2019, the approximate aggregate minimum future lease payments required for our lease liability over the remaining lease periods are as follows:

December 31, 2019
2020	$7,169
2021	6,879
2022	5,625
2023	5,020
2024	4,541
2025 and thereafter	11,767
Total minimum payments	41,001
Less: liabilities held for sale	(341)
Less: present value adjustment	(11,169)
Total	$29,491

The following table presents rent expense for the Company’s office leases recorded on the consolidated statements of operations for the following periods:

	Year Ended December 31,
	2019	2018	2017
Rent expense for office leases	$8,612	$7,519	$6,816

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

(21) Earnings Per Share

The Company calculates basic net income per share of Common Stock (Common Share) based on the weighted average number of Common Shares outstanding, which includes vested corporate restricted share units. Unvested corporate restricted share units have a non-forfeitable right to participate in dividends declared and paid to the Company’s Common Stock on an as vested basis and are therefore considered a participating security. The Company calculates basic earnings per share using the “two-class” method under which the income available to Common Stockholders is allocated to the unvested corporate restricted stock units.

Diluted net income attributable to Common Stockholders includes the effect of unvested subsidiaries’ RSUs, when dilutive. The assumed exercise of all potentially dilutive instruments are included in the diluted net income per Common Share calculation, if dilutive.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share data)

The following table presents a reconciliation of basic and diluted net income per Common Share for the following periods:

	Year Ended December 31,
	2019	2018	2017
Net income (loss) from continuing operations	$20,122	$(13,887)	$9,232
Less:
Net income (loss) attributable to non-controlling interests	1,761	(612)	2,603
Net income allocated to participating securities	472	—	123
Net income (loss) from continuing operations attributable to Common Shares	17,889	(13,275)	6,506

Net income (loss) from discontinued operations	—	43,770	(3,998)
Less:
Net income (loss) from discontinued operations attributable to non-controlling interests	—	6,562	(973)
Net income allocated to participating securities	—	—	(56)
Net income (loss) from discontinued operations attributable to Common Shares	—	37,208	(2,969)
Net income (loss) attributable to Common Shares - basic	$17,889	$23,933	$3,537
Effect of Dilutive Securities:
Securities of subsidiaries	(723)	—	(128)
Adjustments to income relating to exchangeable interests, net of tax	—	—	736
Net income (loss) attributable to Common Shares - diluted	$17,166	$23,933	$4,145

Weighted average number of shares of Common Stock outstanding - basic	34,578,292	34,715,852	29,134,190
Weighted average number of incremental shares of Common Stock issuable from exchangeable interests and contingent considerations	—	—	8,172,442
Weighted average number of shares of Common Stock outstanding - diluted	34,578,292	34,715,852	37,306,632

Basic:
Net income (loss) from continuing operations	$0.52	$(0.38)	$0.22
Net income (loss) from discontinued operations	—	1.07	(0.10)
Net income (loss) attributable to Common Shares	$0.52	$0.69	$0.12

Diluted:
Net income (loss) from continuing operations	$0.50	$(0.38)	$0.21
Net income (loss) from discontinued operations	—	1.07	(0.10)
Net income (loss) attributable to Common Shares	$0.50	$0.69	$0.11

(22) Related Party Transactions

On February 15, 2019, the Company and Corvid Peak (formerly known as Tricadia) entered into a Strategic Combination Agreement (the Strategic Combination Agreement) and Amended and Restated Transition Services Agreement (the Transition Services Agreement). Corvid Peak is a related party of the Company because Corvid Peak is deemed to be controlled by Michael Barnes, the Company’s Executive Chairman. Tiptree agreed to invest $75 million to seed new investment funds to be managed by Corvid Peak. As of December 31, 2019, $25 million was funded with the remainder funded in the first quarter of 2020. The Company will pay Corvid Peak an annual management fee of 1.25% of the net asset value of invested capital, 1.25% of the $75 million commitment to the extent not invested, and an incentive fee equal to 20% of the net profits. The Company incurred $1,006 of management and incentive fees to Corvid Peak for the year ended December 31, 2019.

No consideration was paid at the closing of the Strategic Combination Agreement. Tiptree will over time receive a 51% economic interest in certain profit share interests in Corvid Peak, in increments stepping up by 10.2% each year, beginning in 2021. Beginning on January 1, 2026, Tiptree has the right to acquire the remaining economic interests in Corvid Peak that are held by Mr. Barnes, based upon a fair value-based formula. Beginning on January 1, 2027, Mr. Barnes has the reciprocal right to put his remaining economic interests in Corvid Peak to Tiptree using the same formula. Mr. Barnes has substantive participating rights over specified actions at Corvid Peak so long as he owns at least 10% of the equity of Corvid Peak. The Company has concluded that it will account for any ownership interest it obtains in Corvid Peak using the equity method of accounting until such time as a controlling financial interest (as defined in the applicable accounting guidance) in Corvid Peak is obtained.

Pursuant to the Transition Services Agreement, Tiptree and Corvid Peak have mutually agreed to provide certain services to one another (the Services). At the present time, the Services consist primarily of Tiptree providing to Corvid Peak office space, legal

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share data)

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

Payments under the Transition Services Agreement in the year ended December 31, 2019, 2018 and 2017 were not material.

On December 20, 2019, the Company and Arif Inayatullah, a greater than 5% stockholder of the Company, entered into a partner emeritus agreement (Emeritus Agreement), effective January 1, 2020. The Company will provide Mr. Inayatullah office space, accounting, tax research and IT support services, one Bloomberg terminal and healthcare and other benefits consistent with Company employees in exchange for advice and other consulting services as requested by the Company’s Executive Committee.

(23) Summarized Quarterly Information (Unaudited)

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$183,903	$191,072	$189,185	$208,568
Total expenses	178,748	175,367	190,783	198,691
Income (loss) before taxes from continuing operations	5,155	15,705	(1,598)	9,877
Less: provision (benefit) for income taxes	854	3,501	(649)	5,311
Net income (loss) from continuing operations	4,301	12,204	(949)	4,566
Less: net income (loss) attributable to non-controlling interests	376	458	508	419
Net income (loss) attributable to Common Stockholders	$3,925	$11,746	$(1,457)	$4,147

Net (loss) income per Common Share:
Basic, continuing operations, net	$0.11	$0.33	$(0.04)	$0.12
Basic, discontinued operations, net	—	—	—	—
Basic earnings per share	$0.11	$0.33	$(0.04)	$0.12

Diluted, continuing operations, net	$0.11	$0.32	$(0.04)	$0.11
Diluted, discontinued operations, net	—	—	—	—
Diluted earnings per share	$0.11	$0.32	$(0.04)	$0.11

Weighted average number of Common Shares:
Basic	34,673,054	34,527,230	34,552,171	34,562,219
Diluted	34,673,054	34,527,230	34,552,171	34,578,357

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share data)

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

(24) Subsequent Events

Acquisition of Smart AutoCare

On January 3, 2020, a subsidiary of the Company acquired (the Acquisition) all of the equity interests of Accelerated Service Enterprise LLC, SAC Holdings Inc., Dealer Motor Services, Inc., Independent Dealer Group, Inc., Ownershield, Inc., Freedom Insurance Company, Ltd., SAC Admin, Inc., SAC Insurance Company, Inc., Smart AutoCare, Inc. and Smart AutoCare Administration Solutions, Inc. (together the Target Entities), pursuant to the Equity Interest Purchase Agreement (the Purchase Agreement) between Tiptree Warranty Holdings, LLC (Buyer) and Peter Masi (Seller), dated as of December 16, 2019. Concurrent with the Acquisition, Freedom Insurance Company, Ltd, (Freedom) terminated reinsurance agreements with affiliates of Seller (the Commutation Transaction).

Tiptree paid Seller $110 million in cash at closing, $8.25 million of which will be held in an escrow account for 18 months to satisfy indemnity claims. Simultaneously, pursuant to the Commutation Transaction, affiliates of Seller paid Freedom $102 million in cash. The Purchase Agreement also provides for an earn out of up to $50 million in cash based on the Target Entities achieving specified performance metrics measured on the third and fifth anniversary of closing and an additional earn out of up to $30 million payable in cash or Tiptree Common Stock based on the Target Entities achieving other certain specified performance metrics measured on the fourth and fifth anniversary of closing. In addition, the purchase price will be subject to a true-up following the fifth anniversary of the closing based on the adequacy of certain legacy reserves, offset by certain earnings on new business.

New Fortress Credit Facility

On February 21, 2020, Tiptree Operating Company, LLC (Borrower) borrowed $125 million under a new credit agreement (Credit Agreement) with Fortress Credit Corp. (Fortress). The proceeds were used to repay the Borrower’s prior credit agreement with Fortress described in (10) Debt, net, in the notes to consolidated financial statements, and for working capital and general corporate purposes. The Credit Agreement will mature on February 21, 2025. Loans under the Credit Agreement bear interest

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share data)

at a variable rate per annum equal to the LIBOR (with a minimum LIBOR rate of 1.00%), plus a margin of 6.75% per annum. The principal amounts of the loans are to be repaid in consecutive quarterly installments.

Borrower’s obligations under the Credit Agreement are guaranteed by Tiptree Inc., Tiptree Insurance Holdings, LLC, Caroline Holdings LLC, Reliance Holdings, LLC, Tiptree Asset Management Company, LLC, Tiptree Marine LLC, Tiptree Direct Holdings LLC, Tiptree Warranty Holdings, LLC and each of Borrower’s subsequently acquired or organized direct wholly owned first-tier domestic subsidiaries that is a holding company for investments, assets, operations or business lines, and any other subsidiary of the Borrower that guarantees the payment of any other material indebtedness of the Borrower or a Guarantor (collectively, the Guarantors). The obligations under the Credit Agreement are secured by liens on substantially all of the assets of the Borrower and each Guarantor (subject to certain customary exceptions).

The Credit Agreement contains various customary affirmative and negative covenants of Tiptree Inc., the Borrower and the Guarantors (subject to customary exceptions), including, but not limited to, limitations on indebtedness, liens, investments and acquisitions, negative pledges, junior payments, conduct of business, transactions with affiliates, dispositions of assets, prepayment of certain indebtedness and limits on guarantees by subsidiaries of the Borrower’s and the Guarantors’ indebtedness. The Credit Agreement also contains a financial covenant which provides that Tiptree will not permit its Corporate Leverage Ratio (as defined in the Credit Agreement) as of the last day of any fiscal quarter to be greater than 4.5:1.00 in 2020 and 2021, 4.25:1:00 in 2022, 4:00:1:00 in 2023 and 3.75:1:00 in 2024.

The Credit Agreement also requires customary mandatory repayment provisions (subject to customary exceptions) and requires that net cash proceeds from the sale by Tiptree and certain of its subsidiaries of capital stock of Invesque Inc. be applied to prepay loans until the outstanding principal amount of loans is $62.5 million, with remaining proceeds subject to reinvestment rights. Prepayments, whether mandatory or voluntary, reduce future scheduled amortization payments in the order they come due. The Credit Agreement also requires the payment of a prepayment fee upon a repricing transaction or equity issuance consummated after the closing date, or the sale of Tiptree Insurance, or any of its material subsidiaries.

The Credit Agreement contains events of default customary for similar financings with corresponding grace periods, including failure to pay any principal or interest when due, failure to perform or observe covenants, breaches of representations and warranties, certain cross defaults, certain bankruptcy related events, monetary judgment defaults and a change of control. Upon the occurrence of an event of default, the outstanding obligations under the Credit Agreement may be accelerated and become immediately due and payable.

Dividend

On March 5, 2020, the Company’s board of directors declared a quarterly cash dividend of $0.04 per share to holders of Common Stock with a record date of March 23, 2020, and a payment date of March 30, 2020.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Executive Chairman, Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of December 31, 2019. Based upon that evaluation, the Company’s Executive Chairman, Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019.

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

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are made only in accordance with the authorization of management and the Board of Directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on our financial statements.

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

Based upon its assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2019 was effective using the COSO Framework.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm that audited the Company’s consolidated financial statements as of and for the year ended December 31, 2019, as stated in their report, included in Item 8 of this Form 10-K, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019.

(c)	Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning our executive officers is incorporated herein by reference to information included in the Proxy Statement for the Company’s 2020 Annual Meeting of Stockholders.
Information with respect to our directors and the nomination process is incorporated herein by reference to information included in the Proxy Statement for the Company’s 2020 Annual Meeting of Stockholders.
Information regarding our audit committee and our audit committee financial experts is incorporated herein by reference to information included in the Proxy Statement for the Company’s 2020 Annual Meeting of Stockholders.
Information required by Item 405 of Regulation S-K is incorporated herein by reference to information included in the Proxy Statement for the Company’s 2020 Annual Meeting of Stockholders.

Item 11. Executive Compensation

Information with respect to executive compensation is incorporated herein by reference to information included in the Proxy Statement for the Company’s 2020 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to information included in the Proxy Statement for the Company’s 2020 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to such contractual relationships and independence is incorporated herein by reference to the information in the Proxy Statement for the Company’s 2020 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

Information with respect to principal accounting fees and services and pre-approval policies are incorporated herein by reference to information included in the Proxy Statement for the Company’s 2020 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(2) Financial Statement Schedules

Schedule II—“Condensed Financial Information of Registrant”, is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the financial statements and notes thereto contained in Item 8—“Financial Statements and Supplementary Data.”

The financial statements of Invesque Inc. required by Rule 3-09 of Regulation S-X will be provided as Exhibits 99.1 and 99.2 to this report.

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

4.3	Description of the Registrant’s Securities Registered under Section 12 of the Securities Exchange Act of 1934.

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

10.5	Form of Non-Qualified Stock Option Agreement under the Registrant’s 2017 Omnibus Incentive Plan (for 2020 and beyond).

10.6	Form of Restricted Stock Unit Agreement under the Registrant’s 2017 Omnibus Incentive Plan (for 2020 and beyond) (annual vesting).

10.7	Form of Restricted Stock Unit Agreement under the Registrant’s 2017 Omnibus Incentive Plan (for 2020 and beyond) (cliff vesting).

10.8
Form of Indemnification Agreement (previously filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-11, as amended (File No. 333-141634), filed on June 7, 2007 and herein incorporated by reference).

10.9
Amended and Restated Transition Services Agreement between Tricadia Holdings, L.P. and Tiptree Inc., dated as of February 15, 2019 (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on April 22, 2019 and herein incorporated by reference).

Exhibit No.	Description
10.10
Credit Agreement, dated as of February 21, 2020, between Tiptree Inc., Tiptree Operating Company, LLC, Fortress Credit Corp. as Administrative Agent, Collateral Agent and Lead Arranger, and the lenders party thereto. (previously filed as Exhibit 10.1 to Form 8-K (File No. 001-33549), filed February 21, 2020 and herein incorporated by reference).

10.11
Governance and Investor Rights Agreement, dated as of February 1, 2018, by and between Invesque Inc. and Tiptree Operating Company, LLC (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on February 7, 2018 and herein incorporated by reference).

10.12
Equity Interest Purchase Agreement, dated December 16, 2019, by and among Tiptree Warranty Holdings, LLC and Peter Masi (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on December 17, 2019 and herein incorporated by reference).

10.13
Partner Emeritus Agreement, dated December 20, 2019, by and between Tiptree Inc. and Arif Inayatullah (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on December 20, 2019 and herein incorporated by reference).

21.1	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
23.2	Consent of KPMG LLP, Independent Auditors of Invesque Inc. (filed herewith).
31.1	Certification of Executive Chairman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Executive Chairman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
99.1	Consolidated Unaudited Financial Statements of Invesque Inc. as at December 31, 2019 and 2018 (filed herewith).
99.2	Consolidated Financial Statements of Invesque Inc. as at December 31, 2018 and 2017 (filed herewith).

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

* Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (audited) for December 31, 2019 and December 31, 2018, (ii) the Consolidated Statements of Operations (audited) for the years ended December 31, 2019, 2018 and 2017, (iii) the Consolidated Statements of Comprehensive Income (Loss) (audited) for the years ended December 31, 2019, 2018 and 2017, (iv) the Consolidated Statements of Changes in Stockholders’ Equity (audited) for the years ended December 31, 2019, 2018 and 2017, (v) the Consolidated Statements of Cash Flows (audited) for the years ended December 31, 2019, 2018 and 2017 and (vi) the Notes to the Consolidated Financial Statements (audited).

** Denotes a management contract or compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Tiptree Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tiptree Inc.
Date:	March 11, 2020	By:/s/ Jonathan Ilany
Jonathan Ilany
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jonathan Ilany Jonathan Ilany	Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2020

/s/ Sandra Bell Sandra Bell	Chief Financial Officer (Principal Financial Officer)	March 11, 2020

/s/ Timothy Schott Timothy Schott	Principal Accounting Officer (Principal Accounting Officer)	March 11, 2020

/s/ Michael G. Barnes Michael G. Barnes	Executive Chairman and Director	March 11, 2020

/s/ Paul M. Friedman Paul M. Friedman	Director	March 11, 2020

/s/ Lesley Goldwasser Lesley Goldwasser	Director	March 11, 2020

/s/ John E. Mack John E. Mack	Director	March 11, 2020

/s/ Bradley E. Smith Bradley E. Smith	Director	March 11, 2020

/s/ Dominique Mielle Dominique Mielle	Director	March 11, 2020

Schedule II — Condensed Financial Information of Registrant

TIPTREE INC.
PARENT COMPANY ONLY CONDENSED STATEMENTS OF INCOME
(All amounts in thousands)	Years Ended December 31,
	2019	2018	2017
Revenues
Interest income(1)	$—	$137	$417
Other income	—	10	5
Total revenues	—	147	422
Expenses
Other expenses	3	30	—
Total expenses	3	30	—
Equity in earnings (losses) of subsidiaries, net of tax(1)	18,364	(13,392)	6,370
Income (loss) before taxes from continuing operations	18,361	(13,275)	6,792
Less: provision (benefit) for income taxes	—	—	163
Net income (loss) from continuing operations	$18,361	$(13,275)	$6,629
Discontinued operations:
Income from discontinued operations, net of tax and non-controlling interest	—	414	(3,025)
Gain on sale of discontinued operations, net of tax and non-controlling interest	—	36,794	—
Discontinued operations, net of tax and non-controlling interest	—	37,208	(3,025)
Net income (loss) attributable to Tiptree Inc. Common Stockholders	$18,361	$23,933	$3,604
(1)    Eliminated in consolidation.

TIPTREE INC.
PARENT COMPANY ONLY CONDENSED BALANCE SHEETS
(All amounts in thousands, except share data)	As of December 31,
	2019	2018
Assets
Investment in subsidiaries (1)	$397,395	$388,016
Cash and cash equivalents	87	673
Other assets	580	194
Total assets	$398,062	$388,883
Liabilities and Stockholders’ Equity
Liabilities
Other liabilities	$—	$1,782
Total liabilities	$—	$1,782
Stockholders' Equity
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued or outstanding	$—	$—
Common stock: $0.001 par value, 200,000,000 shares authorized, 34,562,553 and 35,870,348 shares issued and outstanding, respectively	35	36
Additional paid-in capital	326,140	331,892
Accumulated other comprehensive income (loss), net of tax	1,698	(2,058)
Retained earnings	70,189	57,231
Total stockholders’ equity	398,062	387,101
Total liabilities and stockholders' equity	$398,062	$388,883

(1)    Eliminated in consolidation.

TIPTREE INC.
PARENT COMPANY ONLY CONDENSED STATEMENTS OF CASH FLOWS
(All amounts in thousands)	Years Ended December 31,
	2019	2018	2017
Operating Activities:
Net income (loss) attributable to Tiptree Inc. Common Stockholders	$18,361	$23,933	$3,604
Adjustments to reconcile net income to net cash provided by operating activities
Equity in earnings of subsidiaries(1)	(18,364)	(23,816)	(3,345)
Changes in operating assets and liabilities
Changes in other operating assets and liabilities	(583)	4,772	3,805
Net cash provided by (used in) operating activities	(586)	4,889	4,064
Financing Activities:
Distributions from subsidiaries (1)	14,587	—	—
Dividends paid	(5,502)	(4,781)	(3,499)
Repurchases of Common Stock	(9,085)	—	—
Net cash provided by (used in) financing activities	—	(4,781)	(3,499)
Net increase (decrease) in cash and cash equivalents	(586)	108	565
Cash and cash equivalents at beginning of period	673	565	—
Cash and cash equivalents at end of period	$87	$673	$565

Cash (received) paid for income taxes	$2,168	$(5,915)	$14

(1)    Eliminated in consolidation.

Note 1. Basis of Presentation

Tiptree Inc. (Tiptree or the Company) is a Maryland Corporation that was incorporated on March 19, 2007. Tiptree is a holding company that allocates capital across a broad spectrum of businesses, assets and other investments. Tiptree’s principal operating subsidiary and primary source of earnings, Tiptree Insurance, along with its subsidiaries, is a leading provider of specialty insurance, warranty products and related administration services. Tiptree also allocates its capital across a diverse group of select investments that we refer to as Tiptree Capital. Tiptree’s Common Stock is traded on the Nasdaq Capital Market under the symbol “TIPT”.

Pursuant to the terms discussed in Note—(10) Debt, net in the notes to consolidated financial statements, a secured corporate credit agreement of a subsidiary of Tiptree restricts that subsidiary’s ability to pay or make any dividend or distribution to Tiptree Inc. In addition, certain other subsidiaries’ activities are regulated, or subject to specific restriction on transfers as a result of financing arrangements. As a result of these restrictions, these condensed financial statements of the Registrant have been prepared in accordance with Rule 12-04 of Regulation S-X, as restricted net assets of the Company's subsidiaries (as defined in Rule 4-08(e)(3) of Regulation S-X) exceed 25% of the Company's consolidated net assets as of December 31, 2019.

The Company is a holding company without any operations of its own. These condensed financial statements have been prepared on a "parent-only" basis. Under a parent-only presentation, the Parent Company's investments in subsidiaries are presented under the equity method of accounting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Stock based compensation expense associated with equity incentive awards issued by the Parent Company and the related tax effects are recorded at the subsidiary level where the employees provide the services. The accompanying condensed financial information should be read in conjunction with the Tiptree Inc. consolidated financial statements and related Notes thereto.

Note 2. Dividends Received

The Company received distributions of $14,587, $4,781, and $3,499 for the years ended December 31, 2019, 2018 and 2017, respectively.