Form 10-Q
period 2020-03-31
TIPTREE INC.
filed 2020-05-07
CIK 1393726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly period ended March 31, 2020
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

As of May 1, 2020, there were 34,321,211 shares, par value $0.001, of the registrant’s common stock outstanding.

Tiptree Inc.
Quarterly Report on Form 10-Q
March 31, 2020

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

Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, many of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those described in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, in this Quarterly Report on Form 10-Q and in our other public filings with the SEC.

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
“CLOs” means collateralized loan obligations.
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
“Smart AutoCare” means the following entities and their subsidiaries operating under the Smart AutoCare brand: SAC Holdings, Inc., Freedom Insurance Company, Ltd., Dealer Motor Services, Inc., Independent Dealer Group, Inc., Ownershield, Inc. and Accelerated Service Enterprise, LLC.
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

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

Item 1. Financial Statements (Unaudited)

	As of
	March 31, 2020	December 31, 2019
Assets:
Investments:
Available for sale securities, at fair value, net of allowance for credit losses	$333,703	$335,192
Loans, at fair value	79,177	108,894
Equity securities	129,022	155,378
Other investments	182,877	137,472
Total investments	724,779	736,936
Cash and cash equivalents	108,785	133,117
Restricted cash	45,416	11,473
Notes and accounts receivable, net	322,793	286,968
Reinsurance receivables	581,717	539,833
Deferred acquisition costs	176,821	166,493
Goodwill	163,623	99,147
Intangible assets, net	139,429	47,974
Other assets	74,346	68,510
Assets held for sale	84,963	107,835
Total assets	$2,422,672	$2,198,286

Liabilities and Stockholders’ Equity
Liabilities:
Debt, net	$433,136	$374,454
Unearned premiums	728,519	754,993
Policy liabilities and unpaid claims	195,464	144,384
Deferred revenue	304,622	94,601
Reinsurance payable	147,513	143,869
Other liabilities and accrued expenses	189,174	172,140
Liabilities held for sale	79,908	102,430
Total liabilities	$2,078,336	$1,786,871

Stockholders’ Equity:
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued or outstanding	$—	$—
Common stock: $0.001 par value, 200,000,000 shares authorized, 34,302,131 and 34,562,553 shares issued and outstanding, respectively	34	35
Additional paid-in capital	323,064	326,140
Accumulated other comprehensive income (loss), net of tax	2,030	1,698
Retained earnings	8,725	70,189
Total Tiptree Inc. stockholders’ equity	333,853	398,062
Non-controlling interests	10,483	13,353
Total stockholders’ equity	344,336	411,415
Total liabilities and stockholders’ equity	$2,422,672	$2,198,286

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share data)

	Three Months Ended March 31,
	2020	2019
Revenues:
Earned premiums, net	$121,321	$118,973
Service and administrative fees	43,724	25,895
Ceding commissions	6,525	2,504
Net investment income	3,488	4,301
Net realized and unrealized gains (losses)	(62,441)	20,111
Other revenue	17,054	12,119
Total revenues	129,671	183,903
Expenses:
Policy and contract benefits	60,876	40,841
Commission expense	70,401	74,903
Employee compensation and benefits	38,501	29,153
Interest expense	7,551	6,920
Depreciation and amortization	3,863	3,094
Other expenses	30,230	23,837
Total expenses	211,422	178,748
Income (loss) before taxes	(81,751)	5,155
Less: provision (benefit) for income taxes	(21,181)	854
Net income (loss) before non-controlling interests	(60,570)	4,301
Less: net income (loss) attributable to non-controlling interests	(563)	376
Net income (loss) attributable to common stockholders	$(60,007)	$3,925

Net income (loss) per common share:
Basic earnings per share	$(1.74)	$0.11
Diluted earnings per share	$(1.74)	$0.11

Weighted average number of common shares:
Basic	34,566,330	34,673,054
Diluted	34,566,330	34,673,054

Dividends declared per common share	$0.04	$0.04

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Net income (loss) before non-controlling interests	$(60,570)	$4,301

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available for sale securities:
Unrealized holding gains (losses) arising during the period	359	3,128
Related tax (expense) benefit	(58)	(713)
Reclassification of (gains) losses included in net income	(4)	5
Related tax expense (benefit)	1	(1)
Unrealized gains (losses) on available for sale securities, net of tax	298	2,419

Other comprehensive income (loss), net of tax	298	2,419
Comprehensive income (loss)	(60,272)	6,720
Less: Comprehensive income (loss) attributable to non-controlling interests	(555)	387
Comprehensive income (loss) attributable to common stockholders	$(59,717)	$6,333

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands, except shares)

	Common stock
	Number of shares	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total Tiptree Inc. stockholders’ equity	Non-controlling interests	Total stockholders' equity
Balance at December 31, 2018	35,870,348	$36	$331,892	$(2,058)	$57,231	$387,101	$12,158	$399,259
Adoption of accounting standard (1)	—	—	—	(99)	99	—	—	—
Amortization of share-based incentive compensation	—	—	670	—	—	670	661	1,331
Vesting of share-based incentive compensation (1)	108,163	—	(144)	—	—	(144)	(2,236)	(2,380)
Shares purchased under stock purchase plan	(1,472,730)	(1)	(9,084)	—	—	(9,085)	—	(9,085)
Non-controlling interest contributions	—	—	—	—	—	—	50	50
Dividends declared	—	—	—	—	(1,240)	(1,240)	—	(1,240)
Other comprehensive income, net of tax	—	—	—	2,408	—	2,408	11	2,419
Net income (loss)	—	—	—	—	3,925	3,925	376	4,301
Balance at March 31, 2019	34,505,781	$35	$323,334	$251	$60,015	$383,635	$11,020	$394,655

Balance at December 31, 2019	34,562,553	$35	$326,140	$1,698	$70,189	$398,062	$13,353	$411,415
Adoption of accounting standard (2)	—	—	—	42	(42)	—	—	—
Amortization of share-based incentive compensation	—	—	1,200	—	—	1,200	343	1,543
Vesting of share-based incentive compensation (3)	322,709	—	(332)	—	—	(332)	(1,866)	(2,198)
Shares purchased under stock purchase plan	(583,131)	(1)	(3,944)	—	—	(3,945)	—	(3,945)
Non-controlling interest distributions (3)	—	—	—	—	—	—	(792)	(792)
Dividends declared	—	—	—	—	(1,415)	(1,415)	—	(1,415)
Other comprehensive income, net of tax	—	—	—	290	—	290	8	298
Net income (loss)	—	—	—	—	(60,007)	(60,007)	(563)	(60,570)
Balance at March 31, 2020	34,302,131	$34	$323,064	$2,030	$8,725	$333,853	$10,483	$344,336

(1)	Amounts reclassified due to adoption of ASU 2018-02. See Note (2) Summary of Significant Accounting Policies.

(2)	Amounts reclassified due to adoption of ASU 2016-13. See Note (2) Summary of Significant Accounting Policies.

(3)	Includes subsidiary RSU exchanges. See Note (19) Stock Based Compensation.

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Operating Activities:
Net income (loss) attributable to common stockholders	$(60,007)	$3,925
Net income (loss) attributable to non-controlling interests	(563)	376
Net income (loss)	(60,570)	4,301
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Net realized and unrealized (gains) losses	62,441	(20,111)
Non-cash compensation expense	1,616	1,408
Amortization/accretion of premiums and discounts	424	308
Depreciation and amortization expense	3,863	3,094
Non-cash lease expense	2,133	1,890
Bad debt expense	60	80
Amortization of deferred financing costs	169	240
Loss on extinguishment of debt	353	1,241
Deferred tax expense (benefit)	(17,929)	727
Changes in operating assets and liabilities:
Mortgage loans originated for sale	(539,970)	(350,220)
Proceeds from the sale of mortgage loans originated for sale	609,125	366,121
(Increase) decrease in notes and accounts receivable	(17,467)	(5,020)
(Increase) decrease in reinsurance receivables	30,217	(645)
(Increase) decrease in deferred acquisition costs	(10,328)	(664)
(Increase) decrease in other assets	(5,201)	271
Increase (decrease) in unearned premiums	(26,474)	(10,370)
Increase (decrease) in policy liabilities and unpaid claims	(206)	(1,026)
Increase (decrease) in deferred revenue	27,453	(478)
Increase (decrease) in reinsurance payable	(23,431)	(2,568)
Increase (decrease) in other liabilities and accrued expenses	(11,066)	3,261
Net cash provided by (used in) operating activities	25,212	(8,160)
Investing Activities:
Purchases of investments	(168,125)	(30,725)
Proceeds from sales and maturities of investments	114,881	120,309
Proceeds from the sale of real estate	389	2,555
Purchases of property, plant and equipment	(1,455)	(3,231)
Proceeds from the sale of businesses	125	9,676
Proceeds from notes receivable	7,739	7,711
Issuance of notes receivable	(20,996)	(11,629)
Business and asset acquisitions, net of cash and deposits (1)	20,136	—
Net cash provided by (used in) investing activities	(47,306)	94,666
Financing Activities:
Dividends paid	(1,415)	—
Non-controlling interest contributions	—	50
Non-controlling interest distributions	(792)	—
Payment of debt issuance costs	(1,441)	(37)
Proceeds from borrowings and mortgage notes payable	750,861	382,506
Principal paydowns of borrowings and mortgage notes payable	(713,607)	(455,414)
Repurchases of common stock	(3,945)	(9,085)
Net cash provided by (used in) financing activities	29,661	(81,980)
Net increase (decrease) in cash, cash equivalents and restricted cash	7,567	4,526
Cash, cash equivalents and restricted cash – beginning of period	144,590	96,524
Cash, cash equivalents and restricted cash – beginning of period - held for sale	7,137	2,860
Cash, cash equivalents and restricted cash – end of period (2)	159,294	103,910
Less: Reclassification of cash to assets held for sale	5,093	2,769
Cash, cash equivalents and restricted cash – end of period	$154,201	$101,141
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Right-of-use asset obtained in exchange for lease liability	$513	$33,558
Acquired real estate properties through, or in lieu of, foreclosure of the related loan	$—	$1,958
	As of
Reconciliation of cash, cash equivalents and restricted cash shown in the statement of cash flows	March 31, 2020	December 31, 2019
Cash and cash equivalents	$108,785	$133,117
Restricted cash	45,416	11,473
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$154,201	$144,590

(1)
Changes in balance sheet balances due to the acquisition of Smart AutoCare have been netted down in the respective line items for the three months ended March 31, 2020. See Note (3) Acquisitions for additional information.

(2)	Includes cash in assets held for sale.
See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2020
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

(2) Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of Tiptree have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and include the accounts of the Company and its subsidiaries. The condensed consolidated financial statements are presented in U.S. dollars, the main operating currency of the Company. The unaudited condensed consolidated financial statements presented herein should be read in conjunction with the annual audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, including normal recurring adjustments necessary to present fairly the Company’s financial position, results of operations, comprehensive income and cash flows for each of the interim periods presented. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the full year ending on December 31, 2020.

As a result of changes in presentation made in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, certain prior period amounts have been reclassified to conform to the current presentation. These reclassifications had no effect on the reported results of operations.

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

Business Combination Accounting

The Company accounts for business combinations by applying the acquisition method of accounting. The acquisition method requires, among other things, that the assets acquired and liabilities assumed in a business combination be measured at fair value as of the closing date of the acquisition. The net assets acquired may consist of tangible and intangible assets and the excess of the purchase price over the fair value of identifiable net assets acquired, or goodwill. The determination of estimated useful lives and the allocation of the purchase price to the intangible assets requires significant judgment and affects the amount of future amortization and possible impairment charges. Contingent consideration, if any, is measured at fair value on the date of acquisition. The fair value of any contingent consideration liability is remeasured at each reporting date with any change recorded in other expenses in the consolidated statements of operations. Acquisition and transaction costs are expensed as incurred.

In certain instances, the Company may acquire less than 100% ownership of an entity, resulting in the recording of a non-controlling interest. The measurement of assets and liabilities acquired and non-controlling interest is initially established at a

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2020
(in thousands, except share data)

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

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes. Management makes estimates and assumptions that include, but are not limited to, the determination of the following significant items:

•	Fair value of financial assets and liabilities, including, but not limited to, securities, loans and derivatives;

•	Value of acquired assets and liabilities (including contingent consideration);

•	Carrying value of goodwill and other intangibles, including estimated amortization period and useful lives;

•	Vessel valuations, residual value of vessels and the useful lives of vessels;

•	Reserves for unpaid losses and loss adjustment expenses, estimated future claims and losses, potential litigation and other claims;

•	Deferred acquisition costs and value of business acquired (VOBA);

•	Valuation of contingent share issuances for compensation, including estimates of number of shares and vesting schedules;

•	Revenue recognition including, but not limited to, the timing and amount of insurance premiums, service and administration fees, and loan origination fees; and

•	Other matters that affect the reported amounts and disclosure of contingencies in the condensed consolidated financial statements.

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
March 31, 2020
(in thousands, except share data)

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

Recent Accounting Standards

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 supersedes the previous leases standard, Leases (Topic 840). The standard was effective on January 1, 2019, with early adoption permitted. The Company adopted the standard in the first quarter of 2019 under the modified retrospective approach without restating prior comparative periods. The adoption of the updated guidance resulted in the Company recognizing a right of use asset of $32,052 as part of other assets and a lease liability of $33,558 as part of other liabilities and accrued expenses in the condensed consolidated balance sheets, as well as de-recognizing the liability for deferred rent that was required under the previous guidance for its operating lease agreements at January 1, 2019. We elected the practical expedient to not separate lease components and non-lease components, and leases with an initial term of 12 months or less are not recorded on the balance sheet. The cumulative effect adjustment to the opening balance of retained earnings was zero.

In March 2017, the FASB issued ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The new guidance was effective for fiscal years beginning after December 15, 2018 and interim periods within those years. Early adoption is permitted for interim or annual reporting periods beginning after December 15, 2017. The guidance was to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The guidance shortens the amortization period for certain callable debt securities held at a premium, requiring the premium to be amortized to the earliest call date. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which amends the guidance on hedge accounting. The amendment will make more financial and nonfinancial hedging strategies eligible for hedge accounting and amend the presentation and disclosure requirements. It is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. ASU 2017-12 can be adopted immediately in any interim or annual period. The mandatory effective date for calendar year-end public companies was January 1, 2019. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (AOCI), which permits companies to reclassify stranded tax effects caused by Public Law no. 115-97, commonly referred to as the Tax Cuts and Jobs Act (Tax Act), from AOCI to retained earnings. Deferred tax assets (DTA) on unrealized gains and losses related to available for sale (AFS) securities that were revalued as of December 31, 2017 created stranded tax effects in AOCI due to the enactment of the Tax Act, due to the nature of existing GAAP requiring recognition of tax rate change effects on the DTA revaluation related to AFS securities as an adjustment to the provision for income taxes. Specifically, ASU 2018-02 permits a reclassification from AOCI to retained earnings for stranded tax effects resulting from the Tax Act. Additionally, the ASU requires new disclosures by all companies, whether they opt to do the reclassification or not. The amendments in ASU 2018-02 were effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company adopted the standard effective January 1, 2019 and reclassified the stranded tax effects caused by the Tax Act from

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2020
(in thousands, except share data)

AOCI to retained earnings. The standard was applied in the period of adoption, and the impact to the Company’s condensed consolidated financial statements in the period of adoption was not material. The Company’s accounting policy for the release of stranded tax effects in AOCI is the aggregate portfolio approach.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (CECL), which amends guidance on reporting credit losses for assets held at amortized cost basis and AFS debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For AFS debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 requires that credit losses be presented as an allowance rather than as a write-down. This ASU affects entities holding financial assets and net investments in leases that are not accounted for at fair value through net income. The amendments in ASU 2016-13 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The adoption of this standard resulted in an immaterial reclassification from AOCI to retained earnings in the Company’s condensed consolidated financial statements.

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

Recently Issued Accounting Pronouncements, Not Yet Adopted

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

(3) Acquisitions

On January 3, 2020, a subsidiary of the Company acquired (the Acquisition) all of the equity interests of Accelerated Service Enterprise LLC, SAC Holdings Inc., Dealer Motor Services, Inc., Independent Dealer Group, Inc., Ownershield, Inc., Freedom Insurance Company, Ltd., SAC Admin, Inc., SAC Insurance Company, Inc., Smart AutoCare, Inc. and Smart AutoCare Administration Solutions, Inc. (together Smart AutoCare), pursuant to the Equity Interest Purchase Agreement (the Purchase Agreement) between Tiptree Warranty Holdings, LLC (Buyer) and Peter Masi (Seller), dated as of December 16, 2019. Concurrent with the Acquisition, Freedom Insurance Company, Ltd, (Freedom) terminated reinsurance agreements with affiliates of Seller (the Commutation Transaction).

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2020
(in thousands, except share data)

Tiptree paid Seller $111,804, net of working capital true-ups, in cash at closing, $8,250 of which will be held in an escrow account for 18 months to satisfy indemnity claims. Simultaneously, pursuant to the Commutation Transaction, affiliates of Seller paid Freedom $102,000 in cash. The Purchase Agreement also provides for an earn out of up to $50,000 in cash based on Smart AutoCare achieving specified performance metrics measured on the third and fifth anniversary of closing (Reserve Based Earn-Out Amount) and an additional earn out of up to $30,000 payable in cash or Tiptree common stock based on Smart AutoCare achieving other certain specified performance metrics measured on the fourth and fifth anniversary of closing (Profits Based Earn-Out Amount). In addition, the purchase price will be subject to a true-up following the fifth anniversary of the closing (Underwriting Profitability True-Up) based on the adequacy of certain legacy reserves, offset by certain earnings on new business. Tiptree may hold back all or a portion of any Reserve Based Earn-Out Amounts until final determination of the legacy reserves used to calculate the Underwriting Profitability True-Up if in Tiptree’s reasonable opinion such amount may be needed to offset a deficiency in such legacy reserves. In addition, if the deficiency in the legacy reserves used to calculate the Underwriting Profitability True-Up is greater than the aggregate amount owing to Seller for the Reserve-Based Earn-Out Amount and Profits-Based Earn-Out Amount, Seller shall pay Tiptree an amount equal to the lesser of such difference and $10,000.

Smart AutoCare’s results will be included in the Company’s Tiptree Insurance segment. The financial results of SmartAutoCare have been included in the Company's results as of the acquisition date. For the period from the Acquisition until March 31, 2020, Smart AutoCare total revenue was $14,608 and the loss before taxes was $960.

The preliminary purchase price allocation below has been developed based on preliminary estimates of fair value using the historical financial statements of Smart AutoCare as of the acquisition date. In addition, the allocation of the purchase price to intangible assets is based on preliminary fair value estimates and subject to the completion of management’s final analysis.

Management’s preliminary allocation of the purchase price to the net assets acquired resulted in the recording of intangible assets. Because valuations of acquired assets and liabilities are still in process, information may become available within the measurement period about facts and circumstances that existed as of the acquisition date which may or may not change these valuations and, accordingly, the purchase price allocation is subject to adjustment. As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period. The Company will reflect measurement period adjustments, if any, in the period in which the adjustments are determined. The residual amount of the purchase price after preliminary allocation to net assets acquired and identifiable intangibles has been allocated to goodwill. This goodwill is included in the Tiptree Insurance segment.

The following table presents the preliminary determination of the acquisition date fair value amounts for the identifiable assets acquired, liabilities assumed, and goodwill recorded in connection with the Acquisition, in accordance with the acquisition method of accounting:

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2020
(in thousands, except share data)

As of January 3, 2020
Assets:
Investments:
Available for sale securities, at fair value	$110
Total investments	110
Cash and cash equivalents	120,934
Notes and accounts receivable, net	6,214
Reinsurance receivables	72,101
Intangible assets, net	93,700
Other assets	28,558
Total assets	$321,617

Liabilities:
Policy liabilities and unpaid claims	$51,286
Deferred revenue	182,568
Reinsurance payable	27,075
Other liabilities and accrued expenses	13,360
Total liabilities	274,289
Net assets acquired	47,328
Goodwill	64,476
$111,804

Acquisition costs	$3,539

Supplemental pro forma results of operations have not been presented for the Acquisition as they are not material in relation to the Company’s reported results.

The following table shows the values recorded by the Company, as of the acquisition date, for finite-lived intangible assets and the range of their estimated amortization period:

Intangible Assets	Weighted Average Amortization Period (in Years)	Value as of acquisition date
Customer relationships	7.2	$86,000
Software licensing	5.0	600
Trade names	13.5	7,100
Total acquired finite-lived intangible assets	7.7	$93,700

(4) Assets Held for Sale

The Company has entered into a definitive agreement to sell Luxury, and it is classified as held for sale at March 31, 2020 and December 31, 2019. The following table presents detail of Luxury’s assets and liabilities held for sale in the condensed consolidated balance sheets for the following periods:

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2020
(in thousands, except share data)

	As of
	March 31, 2020	December 31, 2019
Assets:
Investments:
Loans, at fair value	$75,568	$98,272
Other investments	1,784	1,019
Total investments	77,352	99,291
Cash and cash equivalents	5,093	7,137
Notes and accounts receivable, net	1,294	238
Other assets	1,224	1,169
Assets held for sale	$84,963	$107,835

Liabilities:
Debt, net	$76,167	$97,822
Other liabilities and accrued expenses	3,741	4,608
Liabilities held for sale	$79,908	$102,430

As of March 31, 2020 and December 31, 2019, the Company did not record any impairments with respect to assets held for sale.

(5) Operating Segment Data

Tiptree is a holding company that allocates capital across a broad spectrum of businesses, assets and other investments. Tiptree’s principal operating subsidiary and primary source of earnings, Tiptree Insurance, along with its subsidiaries, is a leading provider of specialty insurance, warranty products and related administration services. We classify our business into one reportable segment – Tiptree Insurance. We refer to our non-insurance operations, assets and other investments, which is comprised of our non-reportable operating segments and other business activities, as Tiptree Capital. Corporate activities include holding company interest expense, employee compensation and benefits, and other expenses.

Our reportable segment’s income or loss is reported before income taxes and non-controlling interests. Segment results incorporate the revenues and expenses of these subsidiaries since they commenced operations or were acquired. Intercompany transactions are eliminated.

Descriptions of our reportable segment and of Tiptree Capital are as follows:

Tiptree Insurance operations are conducted through Tiptree Insurance, which includes Fortegra Financial Corporation (Fortegra), an insurance holding company incorporated in 1981, and Tiptree Warranty. Fortegra underwrites and administers specialty insurance programs and products, and is a leading provider of credit and asset protection products and administration services. Fortegra’s programs are provided across a diverse range of products and services including credit protection insurance, warranty and service contract products, premium finance, and niche personal and commercial lines of insurance. On January 3, 2020, Tiptree Warranty acquired Smart AutoCare, a vehicle warranty solutions provider in the United States. See Note (3) Acquisitions.

Tiptree Capital includes our asset management, mortgage and shipping operations, and other investments (including our Invesque shares).

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2020
(in thousands, except share data)

The tables below present the components of revenue, expense, pre-tax income (loss), and assets for our reportable segment as well as Tiptree Capital for the following periods:

	Three Months Ended March 31,
	2020			2019
	Tiptree Insurance	Tiptree Capital	Total	Tiptree Insurance	Tiptree Capital	Total
Total revenues	$143,340	$(13,669)	$129,671	$154,628	$29,275	$183,903
Total expenses	(170,457)	(32,662)	(203,119)	(146,490)	(23,357)	(169,847)
Corporate expenses	—	—	(8,303)	—	—	(8,901)
Income (loss) before taxes	$(27,117)	$(46,331)	$(81,751)	$8,138	$5,918	$5,155
Less: provision (benefit) for income taxes			(21,181)			854
Net income (loss) before non-controlling interests			$(60,570)			$4,301
Less: net income (loss) attributable to non-controlling interests			(563)			376
Net income (loss) attributable to common stockholders			$(60,007)			$3,925

The following table presents sources of revenue from Tiptree Capital:

	Three Months Ended March 31,
	2020	2019
Net realized and unrealized gains (losses) (1)	$(28,838)	$17,997
Other investment income (2)	15,064	9,881
Management fee income	—	1,267
Other	105	130
Total revenues	$(13,669)	$29,275

(1)	See Note (6) Investments for the components of Net realized and unrealized gains (losses) related to Tiptree Capital.

(2)	See Note (6) Investments for the components of Other investment income.

The following table presents the reportable segment and Tiptree Capital assets for the following periods:

	As of March 31, 2020				As of December 31, 2019
	Tiptree Insurance	Tiptree Capital	Corporate	Total	Tiptree Insurance	Tiptree Capital	Corporate	Total
Total assets	$2,023,197	$362,400	$37,075	$2,422,672	$1,721,669	$451,249	$25,368	$2,198,286

(6) Investments

The following table presents the Company's investments related to insurance operations (Tiptree Insurance) and investments from other Tiptree investing activities (Tiptree Capital), measured at fair value as of the following periods:

	As of March 31, 2020			As of December 31, 2019
	Tiptree Insurance	Tiptree Capital	Total	Tiptree Insurance	Tiptree Capital	Total
Available for sale securities, at fair value, net of allowance for credit losses	$333,703	$—	$333,703	$335,192	$—	$335,192
Loans, at fair value	6,310	72,867	79,177	10,174	98,720	108,894
Equity securities	85,010	44,012	129,022	62,816	92,562	155,378
Other investments	84,738	98,139	182,877	42,452	95,020	137,472
Total investments	$509,761	$215,018	$724,779	$450,634	$286,302	$736,936

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2020
(in thousands, except share data)

Available for Sale Securities, at fair value, net of allowance for credit losses

All of the Company’s investments in Available for Sale Securities, at fair value, net of allowance for credit losses (AFS securities) as of March 31, 2020 and December 31, 2019 are held by subsidiaries in the insurance business. The following tables present the Company's investments in AFS securities:

	As of March 31, 2020
	Amortized cost	Allowance for Credit Losses (1)	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$189,538	$—	$5,907	$(109)	$195,336
Obligations of state and political subdivisions	39,512	—	972	(1)	40,483
Corporate securities	55,034	(19)	729	(280)	55,464
Asset backed securities	44,762	—	117	(4,758)	40,121
Certificates of deposit	855	—	—	—	855
Obligations of foreign governments	1,409	—	35	—	1,444
Total	$331,110	$(19)	$7,760	$(5,148)	$333,703

(1) - Represents the amount of impairment that has resulted from credit-related factors, and therefore was recognized in the condensed consolidated statements of operations (as a credit loss on AFS securities). Amount excludes unrealized losses relating to non-credit factors.

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

	As of
	March 31, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$7,976	$8,010	$9,584	$9,602
Due after one year through five years	136,636	139,172	130,223	131,952
Due after five years through ten years	17,947	18,750	19,508	20,125
Due after ten years	123,789	127,650	128,039	129,495
Asset backed securities	44,762	40,121	45,634	44,018
Total	$331,110	$333,703	$332,988	$335,192

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2020
(in thousands, except share data)

The following tables present the gross unrealized losses on AFS securities by length of time that individual AFS securities have been in a continuous unrealized loss position for less than twelve months, and twelve months or greater and do not have an allowance for credit losses:

	As of March 31, 2020
	Less Than or Equal to One Year			More Than One Year
	Fair value	Gross unrealized losses	# of Securities	Fair value	Gross unrealized losses	# of Securities
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$10,545	$(107)	38	$113	$(2)	12
Obligations of state and political subdivisions	1,880	(1)	13	—	—	—
Corporate securities	17,960	(280)	80	—	—	—
Asset backed securities	14,671	(371)	33	16,773	(4,387)	8
Total	$45,056	$(759)	164	$16,886	$(4,389)	20

	As of December 31, 2019
	Less Than or Equal to One Year			More Than One Year
	Fair value	Gross unrealized losses	# of Securities	Fair value	Gross unrealized losses	# of Securities
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$31,416	$(132)	75	$3,888	$(12)	38
Obligations of state and political subdivisions	3,774	(15)	20	—	—	—
Corporate securities	2,820	(2)	12	742	—	7
Asset backed securities	3,878	(11)	17	19,480	(1,694)	11
Obligations of foreign governments	—	—	—	—	—	—
Total	$41,888	$(160)	124	$24,110	$(1,706)	56
Management believes that it is more likely than not that the Company will be able to hold the fixed maturity AFS securities that were in an unrealized loss position as of March 31, 2020 until full recovery of their amortized cost basis.

The table below presents a roll-forward of the activity in the allowance for credit losses on AFS securities by type as of March 31, 2020:

	Obligations of state and political subdivisions	Corporate securities	Asset-backed securities	Total
Increase in the allowance for the initial adoption of ASU 2016-13	$(1)	$(50)	$(2)	$(53)
Recoveries of amounts previously written off during the year	1	31	2	34
Ending balance of the allowance for credit losses on AFS securities	$—	$(19)	$—	$(19)

The Company uses a discounted cash flow model in determining its lifetime expected credit losses on AFS securities. This includes determining the present value of expected future cash flows discounted at the book yield of the security. The expected cash flow assumptions used to calculate the CECL allowance are based on model outputs provided to the Company for discounting by the investment management company. All assumptions are reviewed by the Company and represent management’s best estimates of reasonable and supportable assumptions and projections.

The table below presents the amount of credit losses (gains from recoveries) on AFS securities recorded by the Company for the following period:

Three Months Ended March 31, 2020
Credit losses (gains from recoveries) on AFS securities	$(34)

Pursuant to certain reinsurance agreements and statutory licensing requirements, the Company has deposited invested assets in

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2020
(in thousands, except share data)

custody accounts or insurance department safekeeping accounts. The Company cannot remove or replace investments in regulatory deposit accounts without prior approval of the contractual party or regulatory authority, as applicable. The following table presents the Company's restricted investments included in the Company's AFS securities:

	As of
	March 31, 2020	December 31, 2019
Fair value of restricted investments for special deposits required by state insurance departments	$7,312	$6,275
Fair value of restricted investments in trust pursuant to reinsurance agreements	39,922	33,478
Total fair value of restricted investments	$47,234	$39,753

The following table presents additional information on the Company’s AFS securities:

	Three Months Ended March 31,
	2020	2019
Purchases of AFS securities	$23,580	$29,861

Proceeds from maturities, calls and prepayments of AFS securities	$19,660	$11,144

Gains (losses) realized on maturities, calls and prepayments of AFS securities	$—	$—

Gross proceeds from sales of AFS securities	$5,560	$21,168

Gains (losses) realized on sales of AFS securities	$4	$(4)

Loans, at fair value

The following tables present the Company’s investments in loans measured at fair value and the Company’s investments in loans measured at fair value pledged as collateral:

	As of March 31, 2020				As of December 31, 2019
	Fair value	Unpaid principal balance (UPB)	Fair value exceeds / (below) UPB	Pledged as Collateral	Fair value	Unpaid principal balance (UPB)	Fair value exceeds / (below) UPB	Pledged as Collateral
Tiptree Insurance:
Corporate loans (1)	$6,310	$10,519	$(4,209)	$—	$9,787	$12,006	$(2,219)	$—
Non-performing loans (2)	—	—	—	—	387	409	(22)	—
Tiptree Capital:
Mortgage loans held for sale (3)	72,867	69,659	3,208	72,393	98,720	95,680	3,040	98,086
Total loans, at fair value	$79,177	$80,178	$(1,001)	$72,393	$108,894	$108,095	$799	$98,086

(1)	The UPB of these loans approximates cost basis.

(2)	The cost basis of NPLs was approximately $0 and $282 at March 31, 2020 and December 31, 2019, respectively.

(3)
As of March 31, 2020 and December 31, 2019, there were two mortgage loans and one mortgage loan held for sale that was 90 days or more past due, respectively, with a fair value of $337 and $198, respectively.

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

	As of March 31, 2020			As of December 31, 2019
	Tiptree Insurance	Tiptree Capital	Total	Tiptree Insurance	Tiptree Capital	Total
Invesque	$9,212	$44,012	$53,224	$19,376	$92,562	$111,938
Fixed income exchange traded fund	53,656	—	53,656	25,039	—	25,039
Other equity securities	22,142	—	22,142	18,401	—	18,401
Total equity securities	$85,010	$44,012	$129,022	$62,816	$92,562	$155,378

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2020
(in thousands, except share data)

Other Investments

The following table contains information regarding the Company’s other investments as of the following periods:

	As of March 31, 2020			As of December 31, 2019
	Tiptree Insurance	Tiptree Capital	Total	Tiptree Insurance	Tiptree Capital	Total
Vessels, net (1)	$—	$85,066	$85,066	$—	$85,991	$85,991
Corporate bonds, at fair value	63,574	—	63,574	20,705	—	20,705
Other	21,164	13,073	34,237	21,747	9,029	30,776
Total other investments	$84,738	$98,139	$182,877	$42,452	$95,020	$137,472

(1)	Net of accumulated depreciation of $4,941 and $3,817 as of March 31, 2020 and December 31, 2019, respectively.

Net Investment Income - Tiptree Insurance

Net investment income represents investment income and expense from investments related to insurance operations as disclosed within net investment income on the condensed consolidated statements of operations. The following tables present the components of net investment income by source of income:

	Three Months Ended March 31,
	2020	2019
Interest:
AFS securities	$2,281	$2,127
Loans, at fair value	173	1,831
Other investments	855	104
Dividends from equity securities	591	574
Subtotal	3,900	4,636
Less: investment expenses	412	335
Net investment income	$3,488	$4,301

Other Investment Income - Tiptree Capital

Other investment income represents other income from other Tiptree non-insurance activities as disclosed within other revenue on the condensed consolidated statements of operations, see Note (16) Other Revenue and Other Expenses. The following tables present the components of other investment income by type:

	Three Months Ended March 31,
	2020	2019
Interest income:
Loans, at fair value	$1,731	$1,360
Other	—	130
Dividends from equity securities	2,533	2,533
Loan fee income	3,554	2,239
Vessel related revenue	7,246	3,619
Other investment income	$15,064	$9,881

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2020
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

	Three Months Ended March 31,
	2020	2019
Net realized gains (losses)
Tiptree Insurance:
Gains from recoveries (credit losses) on AFS securities	$34	$—
Net realized gains (losses) on loans	(1,518)	(278)
Net realized gains (losses) on equity securities	(16,564)	482
Other	742	(5)
Tiptree Capital:
Net realized gains (losses) on loans	22,630	13,587
Total net realized gains (losses)	5,324	13,786

Net unrealized gains (losses)
Tiptree Insurance:
Net change in unrealized gains (losses) on loans	(2,160)	224
Net unrealized gains (losses) on equity securities held at period end	(25,770)	1,760
Reclass of unrealized (gains) losses from prior periods for equity securities sold	16,252	(403)
Other	(4,619)	334
Tiptree Capital:
Net change in unrealized gains (losses) on loans	(653)	23
Net unrealized gains (losses) on equity securities held at period end	(48,551)	2,061
Other	(2,264)	2,326
Total net unrealized gains (losses)	(67,765)	6,325
Total net realized and unrealized gains (losses)	$(62,441)	$20,111

(7) Notes and Accounts Receivable, net

The following table presents the total notes and accounts receivable, net:

	As of
	March 31, 2020	December 31, 2019
Notes receivable, net - premium financing program	$55,400	$42,192
Accounts and premiums receivable, net	71,360	50,712
Retrospective commissions receivable	118,518	105,387
Trust receivables	49,626	63,925
Other receivables	27,889	24,752
Total notes and accounts receivable, net	$322,793	$286,968

The following table presents the total valuation allowance and bad debt expense for the following periods:

	Valuation allowance		Bad debt expense
	As of March 31, 2020	As of December 31, 2019	Three Months Ended March 31,
			2020	2019
Notes receivable, net - premium financing program (1)	$101	$95	$49	$69

Accounts and premiums receivable, net	$150	$109	$8	$11

(1)	As of March 31, 2020 and December 31, 2019, there were $200 and $93 in balances classified as 90 days plus past due, respectively.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2020
(in thousands, except share data)

(8) Reinsurance Receivables

The following table presents the effect of reinsurance on premiums written and earned by our insurance business for the following periods:

	Direct amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount - assumed to net
For the Three Months Ended March 31, 2020
Premiums written:
Life insurance	$16,574	$8,744	$362	$8,192	4.4%
Accident and health insurance	29,850	19,056	3,521	14,315	24.6%
Property and liability insurance	197,725	116,550	28,800	109,975	26.2%
Total premiums written	244,149	144,350	32,683	132,482	24.7%

Premiums earned:
Life insurance	17,608	9,361	381	8,628	4.4%
Accident and health insurance	32,170	21,518	3,542	14,194	25.0%
Property and liability insurance	172,855	100,949	26,593	98,499	27.0%
Total premiums earned	$222,633	$131,828	$30,516	$121,321	25.2%

For the Three Months Ended March 31, 2019
Premiums written:
Life insurance	$14,911	$7,703	$391	$7,599	5.1%
Accident and health insurance	27,799	17,975	747	10,571	7.1%
Property and liability insurance	137,603	51,819	17,003	102,787	16.5%
Total premiums written	180,313	77,497	18,141	120,957	15.0%

Premiums earned:
Life insurance	16,449	8,526	416	8,339	5.0%
Accident and health insurance	30,613	20,623	794	10,784	7.4%
Property and liability insurance	144,994	60,810	15,666	99,850	15.7%
Total premiums earned	$192,056	$89,959	$16,876	$118,973	14.2%

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2020
(in thousands, except share data)

The following table presents the components of policy and contract benefits, including the effect of reinsurance on losses and loss adjustment expenses (LAE) incurred:

	Direct amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount - assumed to net
For the Three Months Ended March 31, 2020
Losses and LAE Incurred
Life insurance	$10,091	$5,674	$121	$4,538	2.7%
Accident and health insurance	3,699	3,042	2,213	2,870	77.1%
Property and liability insurance	67,270	41,234	12,532	38,568	32.5%
Total losses and LAE incurred	81,060	49,950	14,866	45,976	32.3%

	Member benefit claims (1)			14,900
	Total policy and contract benefits			$60,876

For the Three Months Ended March 31, 2019
Losses and LAE Incurred
Life insurance	$9,958	$5,904	$(8)	$4,046	(0.2)%
Accident and health insurance	3,330	2,485	221	1,066	20.7%
Property and liability insurance	55,918	35,578	10,341	30,681	33.7%
Total losses and LAE incurred	69,206	43,967	10,554	35,793	29.5%

	Member benefit claims (1)			5,048
	Total policy and contract benefits			$40,841

(1)	Member benefit claims are not covered by reinsurance.

The following table presents the components of the reinsurance receivables:

	As of
	March 31, 2020	December 31, 2019
Prepaid reinsurance premiums:
Life (1)	$71,458	$72,675
Accident and health (1)	63,930	66,393
Property	329,499	286,411
Total	464,887	425,479

Ceded claim reserves:
Life	3,267	3,350
Accident and health	10,202	11,065
Property	75,178	74,384
Total ceded claim reserves recoverable	88,647	88,799
Other reinsurance settlements recoverable	28,183	25,555
Reinsurance receivables (2)	$581,717	$539,833

(1)	Including policyholder account balances ceded.

(2)	Includes $72,101 from the acquired balance sheet of Smart AutoCare. See Note (3) Acquisitions.

The following table presents the aggregate amount included in reinsurance receivables that is comprised of the three largest receivable balances from non-affiliated reinsurers:

As of
March 31, 2020
Total of the three largest receivable balances from non-affiliated reinsurers	$152,955

As of March 31, 2020, the non-affiliated reinsurers from whom our insurance business has the largest receivable balances were: MFI Insurance Company, LTD (A. M. Best Rating: Not rated), Frandisco Property and Casualty Company (A. M. Best Rating:

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2020
(in thousands, except share data)

Not rated) and London Life International Reinsurance Corporation (A. M. Best Rating: Not rated). The related receivables of these reinsurers are collateralized by assets on hand, assets held in trust accounts and letters of credit. As of March 31, 2020, the Company does not believe there is a risk of loss due to the concentration of credit risk in the reinsurance program given the collateralization.

(9) Goodwill and Intangible Assets, net

The following table presents identifiable finite and indefinite-lived intangible assets, accumulated amortization, and goodwill by operating segment and/or reporting unit, as appropriate:

	As of March 31, 2020			As of December 31, 2019
	Tiptree Insurance	Other (1)	Total	Tiptree Insurance	Other (1)	Total
Customer relationships	$139,500	$—	$139,500	$53,500	$—	$53,500
Accumulated amortization	(26,188)	—	(26,188)	(24,318)	—	(24,318)
Trade names	13,850	800	14,650	6,750	800	7,550
Accumulated amortization	(3,540)	(380)	(3,920)	(3,273)	(360)	(3,633)
Software licensing	9,100	640	9,740	8,500	640	9,140
Accumulated amortization	(8,530)	(434)	(8,964)	(8,500)	(411)	(8,911)
Insurance policies and contracts acquired	36,500	—	36,500	36,500	—	36,500
Accumulated amortization	(36,150)	—	(36,150)	(36,115)	—	(36,115)
Insurance licensing agreements(2)	14,261	—	14,261	14,261	—	14,261
Intangible assets, net	138,803	626	139,429	47,305	669	47,974
Goodwill	161,915	1,708	163,623	97,439	1,708	99,147
Total goodwill and intangible assets, net	$300,718	$2,334	$303,052	$144,744	$2,377	$147,121

(1)	Other is primarily comprised of mortgage operations.

(2)	Represents intangible assets with an indefinite useful life. Impairment tests are performed at least annually on these assets.

Goodwill

The following table presents the activity in goodwill, by operating segment and/or reporting unit, as appropriate, and includes the adjustments made to the balance of goodwill to reflect the effect of the final valuation adjustments made for acquisitions, as well as the reduction to any goodwill attributable to impairment related charges:

	Tiptree Insurance	Other	Total
Balance at December 31, 2019	$97,439	$1,708	$99,147
Goodwill acquired (1)	64,476	—	64,476
Balance at March 31, 2020	$161,915	$1,708	$163,623

Accumulated impairments	$—	$699	$699

(1)
Relates to an acquisition in our insurance business as of January 3, 2020 based on the initial valuation, and may be adjusted during the measurement period as permitted under ASC 805. See Note (3) Acquisitions.

The Company conducts annual impairment tests of its goodwill as of October 1. For the three months ended March 31, 2020 and 2019, respectively, no impairment was recorded on the Company’s goodwill or intangibles.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2020
(in thousands, except share data)

Intangible Assets, net

The following table presents the activity, by operating segment and/or reporting unit, as appropriate, in finite and indefinite-lived other intangible assets and includes the adjustments made to the balance to reflect the effect of any final valuation adjustments made for acquisitions, as well as any reduction attributable to impairment-related charges:

	Tiptree Insurance	Other	Total
Balance at December 31, 2019	$47,305	$669	$47,974
Intangible assets acquired (1)	93,700	—	93,700
Less: amortization expense	(2,202)	(43)	(2,245)
Balance at March 31, 2020	$138,803	$626	$139,429

(1)
Relates to an acquisition in our insurance business as of January 3, 2020 based on the initial valuation, and may be adjusted during the measurement period as permitted under ASC 805. See Note (3) Acquisitions.

The following table presents the amortization expense on finite-lived intangible assets for the following periods:

	Three Months Ended March 31,
	2020	2019
Amortization expense on intangible assets	$2,245	$2,023

The following table presents the amortization expense on finite-lived intangible assets for the next five years by operating segment and/or reporting unit, as appropriate:

	As of March 31, 2020
	Tiptree Insurance	Other	Total
Remainder of 2020	$6,592	$128	$6,720
2021	12,623	171	12,794
2022	14,150	127	14,277
2023	13,907	80	13,987
2024	12,537	80	12,617
2025 and thereafter	64,733	40	64,773
Total	$124,542	$626	$125,168

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
March 31, 2020
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

The following table presents the gross notional and fair value amounts of derivatives (on a gross basis) categorized by underlying risk:

	As of March 31, 2020			As of December 31, 2019
	Notional values	Asset derivatives	Liability derivatives	Notional values	Asset derivatives	Liability derivatives
Interest rate lock commitments	$197,173	$11,100	$—	$279,048	$7,336	$—
Forward delivery contracts	50,425	44	549	87,773	36	—
TBA mortgage backed securities	368,365	507	5,641	235,000	118	428
Other	4,495	325	—	10,360	—	3,330
Total	$620,458	$11,976	$6,190	$612,181	$7,490	$3,758

(11) Debt, net

The following table presents the balance of the Company’s debt obligations, net of discounts and deferred financing costs.

		Stated interest rate or range of rates	Maximum borrowing capacity as of	As of
Debt Type	Stated maturity date		March 31, 2020	March 31, 2020	December 31, 2019
Corporate debt
Secured revolving credit agreements	July 2020	LIBOR + 1.20%	$75,000	$48,240	$25,000
Secured term credit agreements	February 2025	LIBOR + 6.75%	125,000	125,000	68,210
Preferred trust securities	June 2037	LIBOR + 4.10%	35,000	35,000	35,000
Junior subordinated notes	October 2057	8.50%	125,000	125,000	125,000
Total corporate debt				333,240	253,210
Asset based debt (1)
Asset based revolving financing	April 2021	LIBOR + 2.40%	40,000	26,298	21,576
Residential mortgage warehouse borrowings (2)	August 2020 - April 2021	LIBOR + 2.00% to 3.00%	126,000	67,879	90,673
Vessel backed term loan	November 2024	LIBOR + 4.75%	17,450	17,450	18,000
Total asset based debt				111,627	130,249
Total debt, face value				444,867	383,459
Unamortized discount, net				(2,486)	(198)
Unamortized deferred financing costs				(9,245)	(8,807)
Total debt, net				$433,136	$374,454

(1)	Asset based debt is generally recourse only to specific assets and related cash flows.

(2)	The weighted average coupon rate for residential mortgage warehouse borrowings was 3.01% and 3.83% at March 31, 2020 and December 31, 2019, respectively.

The following table presents the amount of interest expense the Company incurred on its debt for the following periods:

	Three Months Ended March 31,
	2020	2019
Interest expense - corporate debt	$5,266	$4,994
Interest expense - asset based debt	2,285	1,926
Interest expense on debt	$7,551	$6,920

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2020
(in thousands, except share data)

The following table presents the future maturities of the unpaid principal balance on the Company’s debt for the following period:

As of
March 31, 2020
Remainder of 2020	$80,136
2021	62,281
2022	—
2023	—
2024	17,450
2025 and thereafter	285,000
Total	$444,867

The following narrative is a summary of certain terms of our debt agreements for the period ended March 31, 2020:
Corporate Debt

Secured Revolving Credit Agreement

As of March 31, 2020 and December 31, 2019, a total of $48,240 and $25,000, respectively, was outstanding under the revolving line of credit in our insurance business. In March 2020, the maturity date of this borrowing was extended to July 2020.

Secured Term Credit Agreement

On February 21, 2020, the Operating Company borrowed $125,000 under a new credit agreement (Credit Agreement) with Fortress Credit Corp. (Fortress). The proceeds were used to repay the Company’s prior credit agreement with Fortress, with a balance of $68,210 as of December 31, 2019, and for working capital and general corporate purposes. The Credit Agreement will mature on February 21, 2025, with principal amounts of the loans to be repaid in consecutive quarterly installments. Loans under the Credit Agreement bear interest at a variable rate per annum equal to LIBOR (with a minimum LIBOR rate of 1.00%), plus a margin of 6.75% per annum. The obligations under the Credit Agreement are secured by liens on substantially all of the assets of the Operating Company and guaranteed by the Company and Operating Company’s direct wholly owned first tier subsidiaries (Guarantors).

The Credit Agreement contains various customary affirmative and negative covenants of the Company, Operating Company and the other Guarantors (subject to customary exceptions), including, but not limited to, limitations on indebtedness, liens, investments and acquisitions, negative pledges, junior payments, conduct of business, transactions with affiliates, dispositions of assets, prepayment of certain indebtedness and limits on guarantees by subsidiaries of Operating Company’s and the Guarantors’ indebtedness. The Credit Agreement also contains a financial covenant which provides that Tiptree will not permit its Corporate Leverage Ratio (as defined in the Credit Agreement) as of the last day of any fiscal quarter to be greater than 4.5:1.00 in 2020 and 2021, 4.25:1:00 after March 31, 2022, 4:00:1:00 after March 31, 2023 and 3.75:1:00 after March 31, 2024.

The Credit Agreement also contains customary mandatory repayment provisions (subject to customary exceptions) and requires that net cash proceeds from the sale by Tiptree and certain of its subsidiaries of capital stock of Invesque be applied to prepay loans until the outstanding principal amount of loans is $62,500, with remaining proceeds subject to reinvestment rights. Prepayments, whether mandatory or voluntary, reduce future scheduled amortization payments in the order they come due. The Credit Agreement also requires the payment of a prepayment fee upon a repricing transaction or equity issuance consummated after the closing date, or the sale of Tiptree Insurance, or any of its material subsidiaries. As of March 31, 2020, a total of $125,000 was outstanding under this agreement.

Asset Based Debt

Asset Backed Revolving Financing

As of March 31, 2020 and December 31, 2019, a total of $10,720 and $9,840, respectively, was outstanding under the borrowing related to our premium finance business in our insurance business.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2020
(in thousands, except share data)

As of March 31, 2020 and December 31, 2019, a total of $15,578 and $11,736, respectively, was outstanding under the borrowing related to our warranty service contract finance business in our insurance business.

Residential Mortgage Warehouse Borrowings

In April 2020, a subsidiary in our mortgage business renewed a $60,000 warehouse line of credit, extending the maturity date to April 2021 and establishing a LIBOR floor of 1.0%. Additionally, during March 2020, another warehouse line maturing in August 2020 temporarily raised the maximum borrowing capacity to $65,000, returning to a maximum borrowing capacity of $50,000 in July 2020. As of March 31, 2020 and December 31, 2019, a total of $67,879 and $90,673, respectively, was outstanding under such financing agreements.

As of March 31, 2020, the Company is in compliance with the representations and covenants for outstanding borrowings or has obtained waivers for any events of non-compliance.

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

Available for Sale Securities, at fair value

The fair values of available for sale securities are based on prices provided by an independent pricing service and a third party investment manager. The Company obtains an understanding of the methods, models and inputs used by the independent pricing service and the third party investment manager by analyzing the investment manager-provided pricing report.

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
March 31, 2020
(in thousands, except share data)

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

Mortgage Loans Held for Sale: Mortgage loans held for sale are generally classified under Level 2 in the fair value hierarchy and fair value is based upon forward sales contracts with third party investors, including estimated loan costs.

Derivative Assets and Liabilities

Derivatives are primarily comprised of IRLCs, forward delivery contracts and TBA mortgage backed securities. The fair value of these instruments is based upon valuation pricing models, which represent the amount the Company would expect to receive or pay at the balance sheet date to exit the position. Our mortgage origination subsidiaries issue IRLCs to their customers, which are carried at estimated fair value on the Company’s condensed consolidated balance sheet. The estimated fair values of these commitments are generally calculated by reference to the value of the underlying loan associated with the IRLC net of costs to produce and an expected pull through assumption. The fair values of these commitments generally fall under Level 3 in the fair value hierarchy. Our mortgage origination subsidiaries manage their exposure by entering into forward delivery commitments with loan investors. For loans not locked with investors under a forward delivery commitment, the Company enters into hedge instruments, primarily TBAs, to protect against movements in interest rates. The fair values of TBA mortgage backed securities and forward delivery contracts generally fall under Level 2 in the fair value hierarchy.

Corporate Bonds

Corporate bonds are generally classified under Level 2 in the fair value hierarchy and fair value is provided by a third party investment manager, based on quoted market prices. We perform internal price verification procedures to ensure that the prices provided are reasonable.

Securities Sold, Not Yet Purchased

Securities sold, not yet purchased are generally classified under Level 1 or Level 2 in the fair value hierarchy, based on the leveling of the securities sold short, and fair value is provided by a third party investment manager, based on quoted market prices. We perform internal price verification procedures to ensure that the prices provided are reasonable.

Mortgage Servicing Rights

Mortgage servicing rights are classified under Level 3 in the fair value hierarchy and fair value is provided by a third party valuation service. Various observable and unobservable inputs are used to determine fair value, including discount rate, cost to service and weighted average prepayment speed.

The following tables present the Company’s fair value hierarchies for financial assets and liabilities, measured on a recurring basis:

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2020
(in thousands, except share data)

	As of March 31, 2020
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value
Assets:
Available for sale securities, at fair value:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$195,336	$—	$195,336
Obligations of state and political subdivisions	—	40,483	—	40,483
Obligations of foreign governments	—	1,444	—	1,444
Certificates of deposit	855	—	—	855
Asset backed securities	—	39,585	536	40,121
Corporate securities	—	55,464	—	55,464
Total available for sale securities, at fair value	855	332,312	536	333,703

Loans, at fair value:
Corporate loans	—	—	6,310	6,310
Mortgage loans held for sale	—	72,867	—	72,867
Total loans, at fair value	—	72,867	6,310	79,177

Equity securities	128,987	—	35	129,022

Other investments, at fair value:
Corporate bonds	—	63,574	—	63,574
Derivative assets	—	876	11,100	11,976
CLOs	—	—	3,027	3,027
Total other investments, at fair value	—	64,450	14,127	78,577

Mortgage servicing rights (included in other assets)	—	—	8,492	8,492

Total	$129,842	$469,629	$29,500	$628,971

Liabilities:
Derivative liabilities (1)	$—	$6,190	$—	$6,190
Securities sold, not yet purchased (1)	12,415	20,101	—	32,516
Contingent consideration payable (1)	—	—	200	200

Total	$12,415	$26,291	$200	$38,906

(1)	Included in other liabilities and accrued expenses.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2020
(in thousands, except share data)

	As of December 31, 2019
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value
Assets:
Available for sale securities, at fair value:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$191,590	$—	$191,590
Obligations of state and political subdivisions	—	46,338	—	46,338
Obligations of foreign governments	—	1,119	—	1,119
Certificates of deposit	896	—	—	896
Asset backed securities	—	42,833	1,185	44,018
Corporate securities	—	51,231	—	51,231
Total available for sale securities, at fair value	896	333,111	1,185	335,192

Loans, at fair value:
Corporate loans	—	—	9,787	9,787
Mortgage loans held for sale	—	98,720	—	98,720
Non-performing loans	—	—	387	387
Total loans, at fair value	—	98,720	10,174	108,894

Equity securities	155,135	—	243	155,378

Other investments, at fair value:
Corporate bonds	—	20,705	—	20,705
Derivative assets	—	154	7,336	7,490
CLOs	—	—	4,768	4,768
Total other investments, at fair value	—	20,859	12,104	32,963

Mortgage servicing rights (included in other assets)	—	—	8,764	8,764

Total	$156,031	$452,690	$32,470	$641,191

Liabilities:
Derivative liabilities (included in other liabilities and accrued expenses)	$—	$3,758	$—	$3,758
Total	$—	$3,758	$—	$3,758
The following table presents additional information about assets that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value for the following periods:

	Three Months Ended March 31,
	2020 (1)	2019 (1)
Balance at January 1,	$32,470	$152,845
Net realized gains (losses)	527	1,199
Net unrealized gains (losses)	(5,508)	604
Origination of IRLC	27,880	14,817
Sales	(1,753)	(68,896)
Issuances	—	65
Transfers into Level 3 (1)	—	6,110
Transfer adjustments (out of) Level 3 (1)	—	(7,329)
Conversions to real estate owned	—	(1,958)
Conversions to mortgage loans held for sale	(24,116)	(12,783)
Balance at March 31,	$29,500	$84,674

Changes in unrealized gains (losses) included in earnings related to assets still held at period end	$(7,168)	$(635)

(1)
Transfers between Level 2 and 3 were a result of subjecting third party pricing on assets to various liquidity, depth, bid-ask spread and benchmarking criteria as well as assessing the availability of observable inputs affecting their fair valuation.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2020
(in thousands, except share data)

The following is quantitative information about Level 3 assets and liabilities with significant unobservable inputs used in fair valuation.

	Fair Value as of				Actual or Range (Weighted average)
Assets	March 31, 2020	December 31, 2019	Valuation technique	Unobservable input(s)	March 31, 2020	December 31, 2019
IRLCs	$11,100	$7,336	Internal model	Pull through rate	50% - 95%	50% - 95%
Mortgage servicing rights	8,492	8,764	External model	Discount rate	10% - 13%	10% - 13%
				Cost to service	$75 - $90	$75 - $90
				Weighted average prepayment speed	6% - 61%	7% - 50%
Total	$19,592	$16,100

Liabilities
Contingent consideration payable - Smart AutoCare	$200	$—	Cash Flow Model	Forecast Cash EBITDA	$20,000 - $30,000	N/A
			Actuarial Analysis	Assumed Claim Liabilities	$51,000	N/A
Total	$200	$—

The following table presents the carrying amounts and estimated fair values of financial assets and liabilities that are not recorded at fair value and their respective levels within the fair value hierarchy:

	As of March 31, 2020			As of December 31, 2019
	Level within fair value hierarchy	Fair value	Carrying value	Level within fair value hierarchy	Fair value	Carrying value
Assets:
Debentures (1)	2	$16,547	$16,547	2	$15,423	$15,423
Notes and accounts receivable, net	2	55,400	55,400	2	42,192	42,192
Total assets		$71,947	$71,947		$57,615	$57,615

Liabilities:
Debt, net	3	$448,631	$442,381	3	$396,699	$383,261
Total liabilities		$448,631	$442,381		$396,699	$383,261

(1)	Included in other investments.

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

Accounts and Premiums Receivable, net, Retrospective Commissions Receivable and Other Receivables: The carrying amounts approximate fair value since no interest rate is charged on these short duration assets. Categorized under Level 2 in the fair value hierarchy. See Note (7) Notes and Accounts Receivable, net.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2020
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

(13) Liability for Unpaid Claims and Claim Adjustment Expenses

Roll forward of Claim Liability

The following table presents the activity in the net liability for unpaid losses and allocated loss adjustment expenses of short duration contracts for the following periods:

	Three Months Ended March 31,
	2020	2019
Policy liabilities and unpaid claims balance as of January 1,	$144,384	$131,611
Less: liabilities of policy-holder accounts balances, gross	(11,589)	(13,659)
Less: non-insurance warranty benefit claim liabilities	(85)	(94)
Gross liabilities for unpaid losses and loss adjustment expenses	132,710	117,858
Less: reinsurance recoverable on unpaid losses - short duration	(88,599)	(90,016)
Less: other lines, gross	(230)	(227)
Net balance as of January 1, short duration	43,881	27,615

Incurred (short duration) related to:
Current year	39,485	33,137
Prior years	6,408	2,362
Total incurred	45,893	35,499

Paid (short duration) related to:
Current year	35,182	29,713
Prior years	4,258	4,973
Total paid	39,440	34,686

Net balance as of March 31, short duration	50,334	28,428
Plus: reinsurance recoverable on unpaid losses - short duration	88,428	88,695
Plus: other lines, gross	248	230
Gross liabilities for unpaid losses and loss adjustment expenses	139,010	117,353
Plus: liabilities of policy-holder accounts balances, gross	10,594	13,138
Plus: non-insurance warranty benefit claim liabilities (1)	45,860	94
Policy liabilities and unpaid claims balance as of March 31,	$195,464	$130,585

(1)	Primarily relates to Smart AutoCare which was acquired on January 3, 2020. See Note (3) Acquisitions for more information.

The following schedule reconciles the total short duration contracts per the table above to the amount of total losses incurred as presented in the condensed consolidated statement of operations, excluding the amount for member benefit claims:

	Three Months Ended March 31,
	2020	2019
Short duration incurred	$45,893	$35,499
Unallocated loss adjustment expense	83	294
Total losses incurred	$45,976	$35,793
For the three months ended March 31, 2020, the Company’s insurance business experienced an increase in prior year case development of $6,408, primarily from its non-standard auto business.

For the three months ended March 31, 2019, the Company’s insurance business experienced an increase in prior year case development of $2,362, primarily from its non-standard auto business.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2020
(in thousands, except share data)

(14) Revenue from Contracts with Customers

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

	Three Months Ended March 31,
	2020	2019
Motor club revenue	$9,735	$8,701
Warranty coverage revenue	21,218	6,822
Vessel related revenue	7,246	3,619
Management fee income	—	1,267
Other	1,701	1,708
Revenue from contracts with customers	$39,900	$22,117

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

Information on Remaining Performance Obligations
We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at March 31, 2020.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2020
(in thousands, except share data)

The following table presents the activity in the significant deferred assets and liabilities related to revenue from contracts with customers for the three months ended March 31, 2020.

	January 1, 2020			March 31, 2020
	Beginning balance	Additions	Amortizations	Ending balance
Deferred acquisition costs

Motor club revenue	$13,700	$6,891	$7,432	$13,159
Warranty coverage revenue	1,027	13,813	945	13,895
Total	$14,727	$20,704	$8,377	$27,054

Deferred revenue
Motor club revenue	$17,910	$9,041	$9,735	$17,216
Warranty coverage revenue (1)	49,368	230,937	21,218	$259,087
Total	$67,278	$239,978	$30,953	$276,303

(1)	Additions include $182,568 from the acquired balance sheet of Smart AutoCare. See Note (3) Acquisitions.

Write-offs were not material for any period presented.

(15) Other Assets and Other Liabilities and Accrued Expenses

Other Assets

The following table presents the components of other assets as reported in the condensed consolidated balance sheets:

	As of
	March 31, 2020	December 31, 2019
Right of use asset - Operating leases	$23,093	$23,832
Furniture, fixtures and equipment, net	13,175	12,305
Mortgage servicing rights	8,492	8,764
Prepaid expenses	8,505	8,461
Other	21,081	15,148
Total other assets	$74,346	$68,510

The following table presents the depreciation expense related to furniture, fixtures and equipment for the following periods:

	Three Months Ended March 31,
	2020	2019
Depreciation expense related to furniture, fixtures and equipment	$752	$479

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2020
(in thousands, except share data)

Other Liabilities and Accrued Expenses

The following table presents the components of other liabilities and accrued expenses as reported in the condensed consolidated balance sheets:

	As of
	March 31, 2020	December 31, 2019
Accounts payable and accrued expenses	$70,030	$68,829
Operating lease liability (1)	28,963	29,491
Deferred tax liabilities, net	—	32,306
Securities sold, not yet purchased	32,516	—
Due to brokers	11,596	1,140
Commissions payable	8,735	9,179
Other	37,334	31,195
Total other liabilities and accrued expenses	$189,174	$172,140

(1)	See Note (20) Commitments and Contingencies for additional information.

(16) Other Revenue and Other Expenses

Other Revenue

The following table presents the components of other revenue as reported in the condensed consolidated statement of operations. Other revenue is primarily generated by Tiptree Capital’s non-insurance activities except as noted in the footnote to the table.

	Three Months Ended March 31,
	2020	2019
Other investment income (1)	$15,064	$9,881
Management fee income	—	1,267
Other (2)	1,990	971
Total other revenue	$17,054	$12,119

(1)	See Note (6) Investments for the components of Other investment income.

(2)	Includes $1,885 and $841 related to Tiptree Insurance for the three months ended March 31, 2020 and 2019, respectively.

Other Expenses

The following table presents the components of other expenses as reported in the condensed consolidated statement of operations:

	Three Months Ended March 31,
	2020	2019
Professional fees	$7,209	$4,176
General and administrative	5,338	4,984
Premium taxes	3,798	3,324
Mortgage origination expenses	3,576	2,478
Rent and related	3,481	3,277
Operating expenses from vessels	4,104	2,214
Loss on extinguishment of debt	353	1,241
Other	2,371	2,143
Total other expenses	$30,230	$23,837

(17) Stockholders’ Equity

Stock Repurchases

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2020
(in thousands, except share data)

The Board of Directors authorized the Company to make repurchases of up to $20,000 of shares of the Company’s outstanding common stock in the aggregate, at the discretion of the Company's Executive Committee. The following table presents the Company’s stock repurchase activity and remaining authorization.

	Three Months Ended March 31, 2020
	Number of shares purchased	Average price per share
Share repurchase plan	83,131	$5.29
Block repurchase plan	500,000	7.00
Total	583,131	$6.76

Remaining repurchase authorization		$16,056

Dividends

The Company declared cash dividends per share for the following periods presented below:

	Dividends per share for the
	Three Months Ended March 31,
	2020	2019
First quarter (1)	$0.040	$0.040
Total cash dividends declared	$0.040	$0.040

(1)	See Note (24) Subsequent Events for when dividend was declared.

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

Statutory Capital and Surplus

The Company’s insurance company subsidiaries must maintain minimum amounts of statutory capital and surplus as required by regulatory authorities, including the NAIC; their capital and surplus levels exceeded respective minimum requirements as of March 31, 2020 and December 31, 2019.

Statutory Dividends

The Company’s U.S. domiciled insurance company subsidiaries may pay dividends to the Company, subject to statutory restrictions. Payments in excess of statutory restrictions (extraordinary dividends) to the Company are permitted only with prior approval of the insurance department of the applicable state of domicile. The Company eliminates all dividends from its subsidiaries in the condensed consolidated financial statements. The following table presents the dividends paid to the Company by its U.S domiciled insurance company subsidiaries and the combined amount available for ordinary dividends of the Company's U.S. domiciled insurance company subsidiaries for the following periods:

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2020
(in thousands, except share data)

	Three Months Ended March 31,
	2020	2019
Ordinary dividends	$—	$9,001
Extraordinary dividends	—	1,188
Total dividends	$—	$10,189

	As of
	March 31, 2020	December 31, 2019
Amount available for ordinary dividends of the Company's insurance company subsidiaries	13,418	4,527

At March 31, 2020, the maximum amount of dividends that our U.S. domiciled regulated insurance company subsidiaries could pay under applicable laws and regulations without regulatory approval was approximately $13,418. The Company may seek regulatory approval to pay dividends in excess of this permitted amount, but there can be no assurance that the Company would receive regulatory approval if sought.

(18) Accumulated Other Comprehensive Income (Loss)

The following table presents the activity in accumulated other comprehensive income (loss) (AOCI), net of tax, for the following periods:

	Unrealized gains (losses) on Available for sale securities	Total AOCI (loss)	Amount attributable to non-controlling interests	Total AOCI (loss) to Tiptree Inc.
Balance at December 31, 2018	$(2,069)	$(2,069)	$11	$(2,058)
Other comprehensive income (losses) before reclassifications	2,415	2,415	(11)	2,404
Amounts reclassified from AOCI	4	4	—	4
Period change	2,419	2,419	(11)	2,408
Adoption of accounting standard (1)	(99)	(99)	—	(99)
Balance at March 31, 2019	$251	$251	$—	$251

Balance at December 31, 2019	$1,711	$1,711	$(13)	$1,698
Other comprehensive income (losses) before reclassifications	301	301	(8)	293
Amounts reclassified from AOCI	(3)	(3)	—	(3)
Period change	298	298	(8)	290
Adoption of accounting standard (1)	42	42	—	42
Balance at March 31, 2020	$2,051	$2,051	$(21)	$2,030

(1)	Due to adoption of 2018-02 and 2016-13, respectively. See Note (2) Summary of Significant Accounting Policies.

The following table presents the reclassification adjustments out of AOCI included in net income and the impacted line items on the condensed consolidated statement of operations for the following periods:

	Three Months Ended March 31,		Affected line item in condensed consolidated statement of operations
Components of AOCI	2020	2019
Unrealized gains (losses) on available for sale securities	$4	$(5)	Net realized and unrealized gains (losses)
Related tax (expense) benefit	(1)	1	Provision for income tax
Net of tax	$3	$(4)

(19) Stock Based Compensation

Equity Plans

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2020
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

2017 Equity Plan	Number of shares (1)
Available for issuance as of December 31, 2019	4,765,863
RSU and option awards granted	(903,766)
Available for issuance as of March 31, 2020	3,862,097

(1)	Excludes awards granted under the Company’s subsidiary incentive plans that are exchangeable for Tiptree common stock.

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

The following table presents changes to the issuances of RSUs under the 2017 Equity Plan for the periods indicated:

	Number of shares issuable	Weighted average grant date fair value
Unvested units as of December 31, 2019	958,610	$6.23
Granted (1)	478,489	7.26
Vested	(374,216)	7.10
Unvested units as of March 31, 2020	1,062,883	$6.39

(1)	Includes grants of 9,232 shares of common stock to directors for the three months ended March 31, 2020.

The following tables present the detail of the granted and vested RSUs for the periods indicated:

Granted	Three Months Ended March 31, 2020	Vested	Three Months Ended March 31, 2020
Directors	9,232	Directors	9,232
Employees (1)	469,257	Employees	364,984
Total Granted	478,489	Total Vested	374,216
		Taxes	(51,507)
		Net Vested	322,709

(1)	Includes 256,619 shares that vest ratably over three years, 212,638 shares that cliff vest in February 2021 and the remaining shares vested immediately.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2020
(in thousands, except share data)

The following table presents changes to the issuances of subsidiary awards under the subsidiary incentive plans for the periods indicated:

Grant date fair value of equity shares issuable
Unvested balance as of December 31, 2019	$4,279
Granted	194
Vested	(3,328)
Unvested balance as of March 31, 2020	$1,145

The net vested and unvested balance of subsidiary awards (assuming full vesting) translates to an aggregate of 3,043,787 shares of common stock if converted as of March 31, 2020, of which 1,588,914 are vested and eligible for exchange as of March 31, 2020.

Stock Options - Tiptree Corporate

Option awards have been granted to the Executive Committee with an exercise price equal to the fair market value of our common stock on the date of grant. The option awards have a 10-year term and are subject the recipient’s continuous service, a market requirement, and vest one third on each of the third, fourth and fifth anniversary of the grant date. The market requirement is a book value per share target that can be met at any time before the option expires and it only needs to be met once for the option to remain exercisable for the remainder of its term. If the service condition is met, the full amount of the compensation expense will be recognized over the appropriate vesting period whether the market requirement is met or not. The options granted after 2017 include a retirement provision and are amortized over the lesser of the service condition or expected retirement date. Book value targets for grants in 2020, 2019, 2018, 2017 and 2016 are $11.52, $10.79, $9.97, $10.14 and $8.96, respectively.

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

The following table presents the assumptions used to estimate the fair values of the stock options granted for the following periods:

	Three Months Ended March 31,
Valuation Input	2020		2019
	Assumption	Average	Assumption	Average
Historical volatility	27.60%	N/A	27.69%	N/A
Risk-free rate	1.51%	N/A	2.62%	N/A
Dividend yield	2.20%	N/A	2.21%	N/A
Expected term (years)		7.0		6.5

The following table presents the Company's stock option activity for the current period:

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2020
(in thousands, except share data)

	Options outstanding	Weighted average exercise price (in dollars per stock option)	Weighted average grant date value (in dollars per stock option)	Options exercisable
Balance, December 31, 2019	1,290,342	$6.24	$2.45	—
Granted	425,277	7.25	1.83	—
Balance, March 31, 2020	1,715,619	$6.49	$2.29	—

Weighted average remaining contractual term at March 31, 2020 (in years)	7.9

Stock Based Compensation Expense

The following table presents total stock based compensation expense and the related income tax benefit recognized on the condensed consolidated statements of operations:

	Three Months Ended March 31,
	2020	2019
Employee compensation and benefits	$1,543	$1,331
Director compensation	73	77
Income tax benefit	(349)	(304)
Net stock based compensation expense	$1,267	$1,104

Additional information on total non-vested stock based compensation is as follows:

	As of
	March 31, 2020
	Stock options	Restricted stock awards and RSUs
Unrecognized compensation cost related to non-vested awards	$872	$6,163
Weighted - average recognition period (in years)	2.54	2.29

(20) Income Taxes

The following table presents the Company’s provision (benefit) for income taxes reflected as a component of income (loss):

	Three Months Ended March 31,
	2020		2019
Total income tax expense (benefit)	$(21,181)		$854

Effective tax rate (ETR)	25.9%	(1)	16.6%	(2)

(1)	Higher than the U.S. federal statutory income tax rate of 21% due to the effect of state rates and other discrete items.

(2)
Lower than the U.S. federal statutory income tax rate of 21% due to the effect of the dividends received deduction and other discrete items, partially offset by the impact of valuation allowance, state taxes, and the impact of foreign operations.

(21) Commitments and Contingencies

Operating Leases

All leases are office space leases and are classified as operating leases that expire through 2028. Some of our office leases include the option to extend for up to five years or less at management’s discretion. Such extension options were not included in the measurement of the lease liability. Below is a summary of our right of use asset and lease liability as of March 31, 2020:

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2020
(in thousands, except share data)

As of
March 31, 2020
Right of use asset - Operating leases	$23,093

Operating lease liability	$28,963

Weighted-average remaining lease term (years)	6.4

Weighted-average discount rate (1)	7.1%

(1)	Discount rate was determined by applying available market rates to lease obligations based upon their term.

As of March 31, 2020, the approximate aggregate minimum future lease payments required for our lease liability over the remaining lease periods are as follows:

March 31, 2020
Remainder of 2020	$5,579
2021	7,208
2022	5,969
2023	5,324
2024	4,691
2025 and thereafter	11,796
Total minimum payments	40,567
Less: liabilities held for sale	(284)
Less: present value adjustment	(11,320)
Total	$28,963

The following table presents rent expense for the Company’s office leases recorded on the condensed consolidated statements of operations for the following periods:

	Three Months Ended March 31,
	2020	2019
Rent expense for office leases	$2,133	$2,349

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

The Company and its subsidiaries are parties to other legal proceedings in the ordinary course of business. Although the Company’s legal and financial liability with respect to such proceedings cannot be estimated with certainty, the Company does not believe that these proceedings, either individually or in the aggregate, are likely to have a material adverse effect on the

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2020
(in thousands, except share data)

Company’s financial position.

(22) Earnings Per Share

The Company calculates basic net income per share of common stock (common share) based on the weighted average number of common shares outstanding, which includes vested corporate restricted share units. Unvested corporate restricted share units have a non-forfeitable right to participate in dividends declared and paid on the Company’s common stock on an as vested basis and are therefore considered a participating security. The Company calculates basic earnings per share using the “two-class” method under which the income available to common stockholders is allocated to the unvested corporate restricted stock units.

Diluted net income attributable to Common Stockholders includes the effect of unvested subsidiaries’ RSUs, when dilutive. The assumed exercise of all potentially dilutive instruments are included in the diluted net income per common share calculation, if dilutive.

The following table presents a reconciliation of basic and diluted net income per common share for the following periods:

	Three Months Ended March 31,
	2020	2019
Net income (loss) before non-controlling interests	$(60,570)	$4,301
Less:
Net income (loss) attributable to non-controlling interests	(563)	376
Net income allocated to participating securities	—	85
Net income (loss) attributable to common shares	(60,007)	3,840

Effect of Dilutive Securities:
Securities of subsidiaries	—	(170)
Net income (loss) attributable to common shares - diluted	$(60,007)	$3,670

Weighted average number of shares of common stock outstanding - basic	34,566,330	34,673,054
Weighted average number of incremental shares of common stock issuable from exchangeable interests and contingent considerations	—	—
Weighted average number of shares of common stock outstanding - diluted	34,566,330	34,673,054

Basic net income (loss) attributable to common shares	$(1.74)	$0.11
Diluted net income (loss) attributable to common shares	$(1.74)	$0.11

(23) Related Party Transactions

Corvid Peak is a related party of the Company because Corvid Peak is deemed to be controlled by Michael Barnes, the Company’s Executive Chairman. Tiptree agreed to invest $75,000 to seed new investment funds to be managed by Corvid Peak, all of which has been funded as of March 31, 2020. The Company will pay Corvid Peak an annual management fee of 1.25% of the net asset value of invested capital and an incentive fee equal to 20% of the net profits, subject to a conventional high water mark. The Company incurred $212 and $234 of management fees to Corvid Peak for the three months ended March 31, 2020 and 2019, respectively.

Pursuant to the Transition Services Agreement, Tiptree and Corvid Peak have mutually agreed to provide certain services to one another. Payments under the Transition Services Agreement in the three months ended March 31, 2020 and 2019 were not material.

(24) Subsequent Events

On May 5, 2020, the Company’s board of directors declared a quarterly cash dividend of $0.04 per share to holders of common stock with a record date of May 18, 2020, and a payment date of May 25, 2020.

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

Summary factors impacting the first quarter 2020:

Overall:

•
Book value per share of $9.73 as of March 31, 2020, a decrease of 15.2% (including dividends), driven by the unrealized mark-to-market losses on our investment in Invesque and other securities in our insurance investment portfolio.

•	In February 2020, we refinanced our existing facility with Fortress, extending the maturity to February 2025, and increasing the principal amount to $125 million.

•	Cash and cash equivalents of $108.8 million as of March 31, 2020, of which $84.0 million resides outside our statutory insurance subsidiaries.

•	We purchased and retired 583,131 shares of our common stock for $3.9 million.

Tiptree Insurance:

•
Gross written premiums were $276.8 million, up 39.5% from the prior year period, driven by growth in all product lines. Net written premiums were $132.5 million, up 9.5%, driven by growth in warranty and specialty programs.

•
Pre-tax loss in Tiptree Insurance was $27.1 million, driven primarily by investment mark-to-market losses of $33.6 million on equities, loans, and other securities held at fair value, as the markets reflected concerns over the impact of the shut-down of the economy caused by social distancing and other mitigation efforts as a result of the COVID-19 pandemic.

•	Tiptree Insurance Operating EBITDA was $14.3 million, up $0.6 million, reflecting the growth in premiums described above.

•
In January 2020, we acquired Smart AutoCare, a vehicle warranty solutions provider in the United States. The transaction valued the business at $160 million of enterprise value, representing a multiple of 8.3x modified cash EBITDA (excluding anticipated revenue and expense synergies).

Tiptree Capital:

•
The pretax loss in Tiptree Capital was $46.3 million, primarily driven by the unrealized mark-to-market loss of $48.5 million on our investment in Invesque. Operating EBITDA grew year over year, driven by the inclusion of a full quarter of operations for all five vessels in our maritime transportation business.

Our results of operations are affected by a variety of factors including, but not limited to, general economic conditions and GDP growth, market liquidity and volatility, consumer confidence, U.S. demographics, employment and wage growth, business confidence and investment, inflation, interest rates and spreads, the impact of the regulatory environment, and the other factors set forth in Item 1A. “Risk Factors” in our 2019 10-K and in this report, Part II, Item 1A. Risk Factors. Generally, our businesses are positively affected by a healthy U.S. consumer, stable to gradually rising interest rates, stable markets and business conditions, and global growth and trade flows. Conversely, rising unemployment, volatile markets, rapidly rising interest rates, changing regulatory requirements and slowing business conditions can have a material adverse effect on our results of operations or financial condition.

In the first quarter of this year, widespread business closures, travel limitations, and stay-at-home orders due to the global spread of COVID-19 created significant market volatility, uncertainty and economic disruption. Our insurance investment portfolio experienced negative unrealized mark-to-market fair value adjustments as securities and equity markets declined in response to concerns about the economic effects of the social distancing measures associated with mitigation efforts. Despite the unrealized marks, our overall capital position remains strong and we expect to continue to be able to support growth in our Insurance segment, which may be at a slower pace than we have experienced in recent quarters as a result of the current economic disruption. In addition, our investment in Invesque, which is reported at fair value and operates in the seniors housing and skilled nursing industries, was materially negatively affected by the declines in equities in the senior housing sector. In response to the uncertainty in the industry, Invesque announced it was suspending dividends to conserve liquidity until the impact of COVID-19 on occupancy rates and its operations is better known. While the overall impacts to our business operations to date have been relatively modest, should the economic shutdown continue for an extended period, we could see additional slowing of growth in our businesses.

Our insurance business generally focuses on products which have low severity but high frequency loss experiences and are short duration, and the business has historically generated significant fee-based revenues. In general, the types of products we offer tend to have limited aggregation risk and, thus, limited exposure to catastrophic and residual risk. We mitigate our underwriting risk through a combination of reinsurance and retrospective commission structures with our distribution partners and/or third party reinsurers. To mitigate counterparty risk, we ensure our distribution partners’ captive reinsurance entities are over-collateralized with highly liquid investments, primarily cash and cash equivalents. Our insurance results primarily depend on our pricing, underwriting, risk retention and the accuracy of reserves, reinsurance arrangements, returns on invested assets, and policy and contract renewals and run-off. While our insurance operations have historically maintained a relatively stable combined ratio which support steady earnings, our initiatives to change our business mix along with economic factors could generate different results than we have historically experienced. We believe there will continue to be growth opportunities to expand our warranty and specialty programs insurance business model to other niche products and markets.

The impact of COVID-19 and measures to prevent its spread are causing disruption to certain of our distribution partners’ businesses in our Insurance segment, particularly auto dealerships and retail partners, who rely on brick and mortar outlets to sell their products. Conversely, those same partners have experienced reduced claims, as consumers have reduced miles driven and warranty service calls. Less than 5% of our credit insurance products are exposed to increases in unemployment rates and over 50% of our credit insurance products protect underlying property, which has not been impacted by COVID-19. While we expect to see declines in volumes in these portions of our warranty business in response to the reduced economic activity in the second quarter 2020, we believe our overall insurance sales will continue to grow, albeit at a slower pace in 2020.

Our insurance company investment portfolio primarily serves as a source to pay claims and secondarily as a source of income for our operations. Our investments include fixed maturity securities, loans, credit investment funds, and equity securities. Many of our investments are held at fair value. Changes in fair value for loans, credit investment funds, and equity securities are reported quarterly as unrealized gains or losses in revenues and can be impacted by changes in interest rates, credit risk, or market risk, including specific company or industry factors. Our equity holdings are relatively concentrated. General equity market trends, along with company and industry specific factors, can impact the fair value of our holdings and can result in unrealized gains and losses affecting our results. As mentioned above, the recent market declines due to the COVID-19 pandemic had a negative impact on these securities. While markets have partially recovered since quarter end, any prolonged economic impact from the current environment could result in additional unrealized or realized losses on these securities. In addition, both as part of our insurance company investments and separately in Tiptree Capital, common shares of Invesque represent a significant asset on our condensed consolidated balance sheet. Decreases in the fair value of Invesque’s common stock and changes to its dividend payout levels, which we experienced this quarter, had a significant impact on our results of operations, and could continue to do so should Invesque’s operations continue to be negatively affected as a result of the pandemic.

The maritime transportation industry is highly competitive and fragmented. Demand for shipping capacity is a function of global economic conditions and the related demand for commodities, production and consumption patterns, and affected by events which interrupt production, trade routes, and consumption. The COVID-19 pandemic has significantly impacted economic activity in China, the United States, Europe, and across developing markets, reducing demand for oil and other commodities. The sharp reduction in demand has negatively affected charter rates for dry-bulk commodities, other than grains. The oversupply in oil markets has led to significant demand for floating storage, increasing charter rates for product tankers. The shipping industry is cyclical with high volatility in charter hire rates and profitability, which can change rapidly as the economic impact of the pandemic and the surplus supply of oil unfolds during the remainder of the year. General global economic conditions, along with company and industry specific factors, are expected to continue to impact the fair value of our vessels and their operating results.

Our business can also be impacted in various ways by changes in interest rates, which can result in fluctuations in the fair value of our investments, revenues associated with floating rate investments, volume and revenues in our mortgage business and interest expense associated with floating rate debt used to fund many of our operations. The current low interest rate environment benefits our interest cost on debt, although our corporate debt facility with Fortress is subject to a LIBOR floor, which limits further decline in our interest cost specifically at the corporate level. Separately, certain of our investments are also LIBOR based, which will result in lower investment income during a period of extended low rates.

RESULTS OF OPERATIONS
The following is a summary of our consolidated financial results for the three months ended March 31, 2020 and 2019. In addition to GAAP results, management uses the Non-GAAP measures Operating EBITDA, Adjusted EBITDA and book value per share as measurements of operating performance. Management believes these measures provide supplemental information useful to investors as they are frequently used by the financial community to analyze financial performance, debt service and comparison among companies. Management uses Operating EBITDA as part of its capital allocation process and to assess comparative returns on invested capital. Adjusted EBITDA is also used in determining incentive compensation for the Company’s executive officers. The Company defines Adjusted EBITDA as GAAP net income of the Company adjusted (i) to add back corporate interest expense, consolidated income taxes and consolidated depreciation and amortization expense, (ii) for the effect of purchase accounting, (iii) for non-cash fair value adjustments, and (iv) for any significant non-recurring expenses. Operating EBITDA represents Adjusted EBITDA plus stock based compensation expense, less realized and unrealized gains and losses and less third party non-controlling interests. Operating EBITDA and Adjusted EBITDA are not measurements of financial performance or liquidity under GAAP and should not be considered as an alternative or substitute for GAAP net income. See “Non-GAAP Reconciliations” for a reconciliation of these measures to their GAAP equivalents.

Selected Key Metrics

($ in millions, except per share information)	Three Months Ended March 31,
GAAP:	2020	2019
Total revenues	$129.7	$183.9
Net income (loss) attributable to common stockholders	$(60.0)	$3.9
Diluted earnings per share	$(1.74)	$0.11
Cash dividends paid per common share	$0.04	$—

Non-GAAP: (1)
Operating EBITDA	$15.8	$12.6
Adjusted EBITDA	$(70.9)	$14.6
Book value per share	$9.73	$11.12

(1)	For information relating to Operating and Adjusted EBITDA and book value per share, including a reconciliation to GAAP financials, see “—Non-GAAP Reconciliations.”

Revenues

For the three months ended March 31, 2020, revenues were $129.7 million, which decreased $54.2 million, or 29.5%. The decrease was primarily driven by net unrealized losses of $83.9 million on Invesque, other equity holdings, loans at fair value and other securities impacted by market disruptions due to the COVID-19 pandemic in the first quarter of 2020. Excluding net unrealized losses, revenues were up 18.7%, primarily driven by improved performance in Tiptree Insurance. Earned premiums and service and administrative fees were $165.0 million for the three months ended March 31, 2020, up $20.1 million, or 13.9%, driven by growth in net written premiums and warranty service contracts. The combination of unearned premiums and deferred revenues on the balance sheet grew by $368.7 million, or 55.5%, from March 31, 2019 to March 31, 2020 as a result of increased written premiums, primarily in credit protection and warranty programs, in addition to the acquisition of Smart AutoCare which contributed $158.4 million of growth in deferred revenues.

The table below provides a break down between net realized and unrealized gains and losses from Invesque and from other securities which impacted our consolidated results on a pre-tax basis. Many of our investments are carried at fair value and marked to market through unrealized gains and losses. As a result, we expect our earnings relating to these investments to be relatively volatile between periods, which is highlighted by the recent market declines caused by uncertainly regarding the impact of COVID-19 and oversupply in the oil markets. Our fixed income securities are primarily marked to market through accumulated other comprehensive income (AOCI) in stockholders’ equity and do not impact net realized and unrealized gains and losses until they are sold.

($ in millions)	Three Months Ended March 31,
	2020	2019
Net realized and unrealized gains (losses)(1)	$(25.2)	$1.5
Net realized and unrealized gains (losses) - Invesque	$(58.7)	$2.5

(1)	Excludes Invesque, Mortgage realized and unrealized gains and losses and NPLs.

Net Income (Loss) Attributable to Common Stockholders

For the three months ended March 31, 2020, net loss available to common stockholders was $60.0 million, a decrease of $63.9 million. The decrease was primarily driven by the same factors that impacted revenues described above.

Operating and Adjusted EBITDA - Non-GAAP

Operating EBITDA for the three months ended March 31, 2020 was $15.8 million, an increase of $3.2 million, or 25.4%. For the three months ended March 31, 2020, the key driver of the increase was improved performance in Tiptree Insurance.

Adjusted EBITDA for the three months ended March 31, 2020 was a loss of $70.9 million, a decrease of $85.5 million. The key drivers of the decrease in the three months ended March 31, 2020 were higher unrealized and realized losses on investments in Invesque and the insurance portfolio. See “— Non-GAAP Reconciliations” for a reconciliation of Operating and Adjusted EBITDA to GAAP net income.

Book Value per share - Non-GAAP

Total stockholders’ equity was $344.4 million as of March 31, 2020 compared to $394.6 million as of March 31, 2019. The decrease was primarily driven by the net loss in the period, dividends paid, and net share repurchases. Over the past twelve months, Tiptree returned $10.7 million to shareholders through share repurchases and dividends paid. Book value per share for the period ended March 31, 2020 was $9.73, a decrease from book value per share of $11.12 as of March 31, 2019. The key drivers of the period-over-period impact were losses per share and dividends paid of $0.16 per share. The decrease was partially offset by the purchase of 0.6 million shares at an average 41% discount to book value.

Results by Segment
We classify our business into one reportable segment, Tiptree Insurance, with the remainder of our non-insurance operations aggregated into Tiptree Capital. Corporate activities include holding company interest expense, corporate employee compensation and benefits, and other expenses, including, but not limited to, public company expenses. The following table presents the components of total pre-tax income.

Pre-tax Income

($ in millions)	Three Months Ended March 31,
	2020	2019
Tiptree Insurance	$(27.1)	$8.1
Tiptree Capital	(46.3)	5.9
Corporate	(8.4)	(8.9)
Pre-tax income (loss)	$(81.8)	$5.1

Invested Capital, Total Capital and Operating EBITDA - Non-GAAP (1)

Management evaluates the return on Invested Capital and Total Capital, which are non-GAAP financial measures, when making capital decisions. Invested Capital represents the total equity investment, including any re-investment of earnings, and acquisition costs, net of tax. Total Capital represents Invested Capital plus Corporate Debt. Management believes the use of these financial measures provide supplemental information useful to investors as they are frequently used by the financial community to analyze how a company has allocated capital over time and provide a basis for determining the return on capital to shareholders. Management uses both of these measures when making capital decisions, including reinvesting cash, and evaluating the relative performance of its businesses and investments. The following tables present the components of Invested Capital, Total Capital, Operating EBITDA and Adjusted EBITDA. The increase in negative Invested Capital at the Corporate level is a combination of the investment of the net proceeds from our corporate debt refinancing into Tiptree Insurance to fund our warranty business and the increased investment in vessels in Tiptree Capital since the same period in the prior year.

	As of March 31,
($ in millions)	Invested Capital (1)		Total Capital (1)
	2020	2019	2020	2019
Tiptree Insurance	$323.1	$297.6	$531.4	$465.2
Tiptree Capital	149.0	175.9	149.0	175.9
Corporate	(83.3)	(40.9)	41.8	30.2
Total Tiptree	$388.8	$432.6	$722.2	$671.3

Operating and Adjusted EBITDA

($ in millions)	Three Months Ended March 31,
	2020	2019
Tiptree Insurance	$14.3	$13.7
Tiptree Capital	6.1	4.7
Corporate	(4.6)	(5.8)
Operating EBITDA (1)	$15.8	$12.6
Stock based compensation expense	(1.7)	(1.4)
Vessel depreciation, net of capital expenditures	(1.1)	(0.6)
Realized and unrealized gains (losses) (2)	(83.9)	4.0
Adjusted EBITDA (1)	$(70.9)	$14.6

(1)
For further information relating to Invested Capital, Total Capital, Operating EBITDA and Adjusted EBITDA, including a reconciliation to GAAP total stockholders’ equity and pre-tax income, see “—Non-GAAP Reconciliations.”

(2)	Excludes Mortgage realized and unrealized gains and losses - Performing and NPLs.

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

The following tables present the insurance segment results for the three months ended March 31, 2020 and 2019.

Operating Results

($ in millions)	Three Months Ended March 31,
	2020	2019
Gross written premiums	$276.8	$198.4
Net written premiums	132.5	121.0
Revenues:
Net earned premiums	$121.3	$119.0
Service and administrative fees	43.7	25.9
Ceding commissions	6.5	2.5
Net investment income	3.5	4.3
Net realized and unrealized gains (losses)	(33.6)	2.1
Other income	1.9	0.8
Total revenues	$143.3	$154.6
Expenses:
Policy and contract benefits	60.9	40.8
Commission expense	70.4	74.9
Employee compensation and benefits	17.0	12.0
Interest expense	3.6	4.1
Depreciation and amortization expense	2.3	2.3
Other expenses	16.2	12.4
Total expenses	$170.4	$146.5
Pre-tax income (loss)	$(27.1)	$8.1

Results

Our insurance operations are currently expanding product lines in an effort to increase written premiums, and commensurately grow the insurance portfolio. As part of this process, the business is investing to grow warranty and specialty programs, including through the acquisition of Smart AutoCare, while maintaining a leading position in our credit protection markets. That, combined with the earnings performance of the investment portfolio, are key drivers in comparing 2020 versus 2019 results. The growth in written premiums, combined with higher retention in select products, has resulted in an increase of unearned premiums and deferred revenue on the balance sheet of $368.7 million, or 55.5%, from $664.4 million as of March 31, 2019 to $1,033.1 million as of March 31, 2020. The first quarter acquisition of Smart AutoCare represented growth of $208.1 million of deferred revenues for the period.

Pre-tax loss was $27.1 million for the three months ended March 31, 2020, a decrease of $35.2 million. The primary drivers of the decrease were net realized and unrealized losses of $33.6 million in the 2020 period due to COVID-19 volatility versus $2.1 million gains in the 2019 period, primarily related to equities and loans held at fair value in the portfolio, offset by growth in net earned premiums and service and administrative fees. Insurance underwriting results improved, driven primarily by increased underwriting margin of $9.6 million, or 29.5%. Interest expense decreased by $0.5 million, or 12.2%, primarily associated with a reduction of interest rates. Other expenses increased $3.8 million, primarily associated with higher premium taxes due to the growth in written premiums and professional fees.

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

For the three months ended March 31, 2020, total revenues were $143.3 million, down $11.3 million, or 7.3%, primarily driven by net realized and unrealized losses on the investment portfolio of $33.6 million, compared to $2.1 million of gains in the 2019 period, a decrease of $35.7 million. See “—Tiptree Insurance Investment Portfolio” for a further discussion of the investment results. For the three months ended March 31, 2020, there was an increase in earned premiums of $2.3 million, or 1.9%, and an increase in service and administrative fees of $17.8 million, or 68.7%. The increase in both metrics was driven by growth in credit and warranty programs.

Expenses

Total expenses include policy and contract benefits, commissions expense and operating expenses. For the three months ended March 31, 2020, total expenses were $170.4 million, up $23.9 million, or 16.3%, primary driven by increases in policy and contract benefits as written premiums and insurance revenues increased over the 2019 period, including impacts from the acquisition of Smart AutoCare.

There are two types of expenses for claims under insurance and warranty service contracts included in policy and contract benefits: member benefit claims, and net losses and loss adjustment expenses. Member benefit claims represent the costs of services and replacement devices incurred in warranty protection and motor club service contracts. Net losses and loss adjustment expenses represent actual insurance claims paid, changes in unpaid claim reserves, net of amounts ceded, and the costs of administering claims for credit life and other insurance lines. Incurred claims are impacted by loss frequency, which is a measure of the number of claims per unit of insured exposure, and loss severity, which is based on the average size of claims. Loss occurrences in our insurance products are characterized by low severity and high frequency. Factors affecting loss frequency and loss severity include the volume of underwritten contracts, changes in claims reporting patterns, claims settlement patterns, judicial decisions, economic conditions, morbidity patterns and the attitudes of claimants towards settlements.

For the three months ended March 31, 2020, policy and contract benefits were $60.9 million, up $20.1 million, or 49.3%, primarily as a result of growth in written premiums and the acquisition of Smart AutoCare.

Commission expense is incurred on most product lines, the majority of which are retrospective commissions paid to distributors and retailers selling our products, including credit insurance policies, warranty and mobile device protection service contracts, and motor club memberships. When claims increase, in most cases our distribution partners bear the risk through a reduction in their retrospective commissions. Credit insurance commission rates are, in many cases, set by state regulators and are also impacted by market conditions and retention levels.

Total commission expense for the three months ended March 31, 2020 was $70.4 million, down $4.5 million, or 6%, primarily due to a combination of higher claims borne by our distribution partners, through a reduction of retrospective commissions, and the ceding of a portion of our credit protection insurance book at year-end 2019.

Operating expenses include employee compensation and benefits, interest expense, depreciation and amortization expense and other expenses. For the three months ended March 31, 2020, employee compensation and benefits were $17.0 million, up $5.0 million, or 41.7%, from increased headcount in connection with the acquisition of Smart AutoCare. Interest expense of $3.6 million in the three months ended March 31, 2020 decreased by $0.5 million, or 12.2%, primarily from reduced interest rates. Other expenses for the three months ended March 31, 2020 were $16.2 million, up $3.8 million, or 30.6%, primarily from higher premium taxes due to growth in written premiums and professional fees incurred in connection with the acquisition.

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

Written Premium Metrics

	Three Months Ended March 31,
($ in millions)	Gross Written Premiums		Net Written Premiums
Insurance Products:	2020	2019	2020	2019
Credit protection	$158.5	$132.3	$81.8	$89.0
Warranty	69.5	41.6	31.5	22.8
Specialty	48.8	24.5	19.2	9.2
Total	$276.8	$198.4	$132.5	$121.0
Total gross written premiums for the three months ended March 31, 2020 were $276.8 million, which represented an increase of $78.4 million, or 39.5%. The increase was driven by growth in all product lines. The amount of business retained was 47.9%, down from 61.0% in the prior year period, as we ceded a portion of our credit protection policies at year-end 2019. Total net premiums written for the three months ended March 31, 2020 were $132.5 million, up $11.5 million, or 9.5%, driven by growth in warranty and specialty programs. We believe our warranty service contracts and light commercial programs provide opportunity for growth through expanded product offerings, new clients and geographic expansion. While we continue to expect growth in these areas, we expect the rate of increase could be dampened in 2020 as a result of the disruption in the economy, particularly from effects on retail and auto dealerships, related to the impact of the social distancing measures due to COVID-19.

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

Underwriting Revenues and Underwriting Margin - Non-GAAP(1)

	Three Months Ended March 31,
($ in millions)	Underwriting Revenues		Underwriting Margin
Insurance products:	2020	2019	2020	2019
Credit protection	$102.6	$106.4	$20.9	$19.5
Warranty	48.0	28.5	14.6	8.5
Specialty	20.0	10.9	3.9	2.0
Services and other	2.8	2.4	2.7	2.5
Total	$173.4	$148.2	$42.1	$32.5

(1)	For further information relating to the Company’s underwriting margin, including a reconciliation to GAAP financials, see “—Non-GAAP Reconciliations.”

Underwriting margin for the three months ended March 31, 2020 was $42.1 million, up $9.6 million, or 29.5%. Credit protection underwriting margin was $20.9 million, an increase of $1.4 million, or 7.2%. Credit protection products continue to provide opportunities for steady growth through a combination of expanded product offerings and new clients. Underwriting margin for warranty products was $14.6 million, up $6.1 million, or 71.8%, driven primarily by growth in auto, furniture and appliances warranty service contracts, including the acquisition of Smart AutoCare. Specialty underwriting margin for the three months ended March 31, 2020 was $3.9 million, up $1.9 million, or 95.0%, driven by growth in our light commercial specialty programs. Services and other contributed $2.7 million in three months ended March 31, 2020, which was up $0.2 million, or 8.0%.

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

Invested Capital, Total Capital, Operating EBITDA and Operating Ratios - Non-GAAP(1)

($ in millions)	As of March 31,
	2020	2019
Invested Capital(1)	$323.1	$297.6
Total Capital(1)	$531.4	$465.2

	Three Months Ended March 31,
Operating EBITDA drivers:	2020	2019
Underwriting	$11.1	$9.6
Investments	3.2	4.1
Tiptree Insurance Operating EBITDA(1)	$14.3	$13.7
Insurance operating ratios:
Combined ratio	93.3%	93.5%

(1)	For further information relating to the Company’s Operating EBITDA, Invested and Total Capital, and combined ratio, including a reconciliation to GAAP financials, see “—Non-GAAP Reconciliations.”

The combined ratio was 93.3% for the three months ended March 31, 2020, compared to 93.5% for the prior year period. The ratio was relatively stable period-over-period, driven by continued growth in revenues and consistent margins across our product offerings. See “—Insurance Investment Portfolio” for a further discussion of the investment results and “—Non-GAAP Reconciliations” for a reconciliation to GAAP pre-tax income.

Insurance Investment Portfolio

Our insurance investment portfolio includes investments held in statutory insurance companies and in unregulated entities. The portfolio held in statutory insurance companies are subject to different regulatory considerations, including with respect to types of assets, concentration limits, affiliate transactions and the use of leverage. Our investment strategy is designed to achieve attractive risk-adjusted returns over the entire investment horizon across select asset classes, sectors and geographies while maintaining adequate liquidity to meet our claims payment obligations. As such, volatility from realized and unrealized gains and losses may impact period-over-period performance. Unrealized gains and losses on equity securities and loans held at fair value impact current period net income, while unrealized gains and losses on available for sale (AFS) securities impact AOCI.

In managing our investment portfolio, we analyze net investments and net portfolio income, which are non-GAAP measures. Our presentation of net investments equals total investments plus cash and cash equivalents minus asset based financing related to certain investments. Our presentation of net portfolio income equals net investment income plus realized and unrealized gains and losses, including unrealized gains and losses on securities which are taken to AOCI, and minus interest expense associated with asset based financing of investments. Net investments and net portfolio income are used to calculate year to date portfolio return, which is one of the measures management uses to analyze the profitability of our investment portfolio. Management believes this information on a cumulative basis is useful since it allows investors to evaluate the performance of our investment portfolio based on the capital at risk and on a non-consolidated basis. Our calculation of net investments and net portfolio income may differ from similarly titled non-GAAP financial measures used by other companies. Net investments and net portfolio income are not measures of financial performance or liquidity under GAAP and should not be considered a substitute for total investments or net investment income. See “—Non-GAAP Reconciliations” for a reconciliation to GAAP total investments and investment income.

Tiptree Insurance Investment Portfolio - Non-GAAP

($ in millions)	As of March 31,
	2020	2019
Cash and cash equivalents (1)	$19.3	$61.1
Available for sale securities, at fair value	333.7	283.9
Equity securities	85.0	27.0
Corporate bonds	63.6	—
Loans, at fair value (2)	6.3	71.6
Real estate, net	1.8	9.9
Other investments	19.3	8.9
Net investments	$529.0	$462.4

(1) Cash and cash equivalents, plus restricted cash, net of due from/due to brokers, investment portfolio debt and securities sold, not yet purchased on consolidated loan funds, see “—Non-GAAP Reconciliations”, for a reconciliation to GAAP financials.

(2) Loans, at fair value, net of asset based debt, see “—Non-GAAP Reconciliations”, for a reconciliation to GAAP financials.

Tiptree Insurance Net Investment Portfolio Income - Non-GAAP

($ in millions)	Three Months Ended March 31,
	2020	2019
Net investment income	$3.5	$4.3
Other income	—	0.2
Realized gains (losses)	(17.0)	0.2
Unrealized gains (losses)	(16.6)	1.9
Unrealized gains (losses) on available for sale securities	0.4	3.1
Interest expense	—	(0.6)
Net portfolio income (loss)	$(29.7)	$9.1
Year to date portfolio return % (1)	(5.6)%	2.0%

(1)
Year to date portfolio return % represents the ratio of net investment income, realized and unrealized gains (losses) (including realized and unrealized gains (losses) on available for sale securities included in AOCI), less investment portfolio interest expense to the average of the prior two quarters total investments less investment portfolio debt plus cash.

Net investments of $529.0 million have grown 14.4% from March 31, 2019 through a combination of organic growth in written premiums and the acquisition of Smart AutoCare.

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

For the three months ended March 31, 2020, the net investment portfolio loss was $29.7 million, down $38.9 million from the 2019 period due to realized and unrealized losses. Net investment income was $3.5 million, down $0.8 million, or 18.6% from 2019, driven primarily by our efforts to reduce exposure to levered credit through the sale of loans held at fair value, combined with an overall decline in LIBOR rates. For the three months ended March 31, 2020, fair market value changes on equities and other securities carried at fair value resulted in unrealized and realized losses of $33.6 million, compared to gains of $2.1 million in the 2019 period. The year to date portfolio return for the year decreased from 2.0% in the 2019 period to negative 5.6% in the 2020 period. The decrease was a result of realized and unrealized losses compared to unrealized gains in the prior year.

Tiptree Capital

Tiptree Capital consists of our non-insurance operating businesses and investments. As of March 31, 2020, Tiptree Capital includes our Invesque shares, maritime transportation operations, and mortgage operations. We manage Tiptree Capital on a total return basis, balancing current cash flow and long-term value appreciation.

The following table summarizes total revenues and pre-tax income from Tiptree Capital.

Operating Results

($ in millions)	Three Months Ended March 31,
	2020	2019
Total revenues	$(13.7)	$29.3
Pre-tax income (loss)	$(46.3)	$5.9

Drivers of pre-tax income

($ in millions)	Three Months Ended March 31,
	2020	2019
Asset management fees and credit investments	$—	$0.5
Maritime transportation	$1.2	$0.5
Specialty finance and other	$(1.5)	$0.3
Senior living (Invesque)(1)	$(46.0)	$4.6

(1)
Includes $2.5 million of dividends and $48.5 million of unrealized losses for the three months ended March 31, 2020, and $2.5 million of dividends and $2.1 million of unrealized gains for the three months ended March 31, 2019.

Results from Operations

Tiptree Capital earns revenues from the following sources: net interest income; mortgage gains and origination fees; asset management fees from CLOs under management (prior to the sale of our Telos asset management business which occurred on April 26, 2019); distributions and realized and unrealized gains on the Company’s investment holdings (primarily Invesque); and charter revenue from vessels within our maritime transportation operations.

Revenues for the three months ended March 31, 2020 were negative $13.7 million, a decrease of $43.0 million from the prior year period. Components of revenue for the three months ended March 31, 2020 include $25.1 million in specialty finance, $7.2 million from maritime transportation, and $2.5 million of Invesque dividends, which were more than offset by negative marks on Invesque of $48.5 million.

Pre-tax loss for the three months ended March 31, 2020 was $46.3 million, compared to income of $5.9 million in the 2019 period. The primary driver of the decrease was unrealized losses on our investment in Invesque due to the COVID-19 volatility. For the three months ended March 31, 2020, we received $2.5 million of dividends from Invesque and incurred $48.5 million of unrealized losses compared to $2.5 million of dividends and $2.1 million of unrealized gains in the 2019 period. Pre-tax income from our maritime transportation operations improved by $0.7 million primarily driven by the inclusion of two additional vessels under operation.

Tiptree Capital - Invested Capital and Operating EBITDA - Non-GAAP(1)

($ in millions)	Invested Capital(1)		Operating EBITDA(1)
	As of March 31,		Three Months Ended March 31,
	2020	2019	2020	2019
Senior living (Invesque)	$45.1	$97.5	$2.5	$2.5
Maritime transportation	74.8	48.7	2.5	1.1
Specialty finance and other	29.1	29.7	1.1	1.1
Total	$149.0	$175.9	$6.1	$4.7

(1)	For information relating to Invested Capital and Operating EBITDA, including a reconciliation to GAAP financials, see “—Non-GAAP Reconciliations.”

Invested Capital

Invested Capital decreased from $175.9 million as of March 31, 2019 to $149.0 million as of March 31, 2020, primarily due to unrealized losses, offset by the purchase of two additional vessels in the third and fourth quarter of 2019 for an aggregate of$38.8 million, which were financed with an $18.0 million asset based borrowing facility.

Operating EBITDA

Operating EBITDA increased $1.4 million, or 29.8%, to $6.1 million for the three months ended March 31, 2020. The key driver of the Operating EBITDA increase was the improvement within maritime transportation. See “— Non-GAAP Reconciliations” for a reconciliation to GAAP net income.

Corporate

($ in millions)	Three Months Ended March 31,
	2020	2019
Employee compensation and benefits	$2.1	$1.8
Employee incentive compensation expense	1.4	2.0
Interest expense	2.0	1.6
Depreciation and amortization expense	0.2	0.1
Other expenses	2.7	3.4
Total expenses	$8.4	$8.9
Results

Corporate expenses include expenses of the holding company for interest expense, employee compensation and benefits, and public company and other expenses. Corporate employee compensation and benefits includes the expense of management, legal and accounting staff. Other expenses primarily consisted of audit and professional fees, insurance, office rent and other related expenses.

Employee compensation and benefits, including incentive compensation expense, decreased $0.3 million for the three months ended March 31, 2020, driven primarily by a reduction in employee incentive compensation. Interest expense for the three months ended March 31, 2020 was $2.0 million, an increase of $0.4 million, driven by a higher average outstanding balance during the first quarter of 2020. As of March 31, 2020, the outstanding borrowing was $125.0 million, compared to $71.1 million at March 31, 2019. Other expenses were $2.7 million for the 2020 period, down $0.7 million or 20.6%. The decrease was primarily driven by decreased professional fees.

Provision for Income Taxes

The total income tax benefit of $21.2 million for the three months ended March 31, 2020 and total income tax expense of $0.9 million for the three months ended March 31, 2019 are reflected as components of net income (loss). For the three months ended March 31, 2020, the Company’s effective tax rate was equal to 25.9%. The effective rate for the three months ended March 31, 2020 was higher than the U.S. federal statutory income tax rate of 21%, primarily from the impact of state rates and other discrete items. For the three months ended March 31, 2019, the Company’s effective tax rate was equal to 16.6%. The effective rate for the three months ended March 31, 2019 was lower than the statutory rate of 21.0%, primarily due to the dividends received deduction and other discrete items.

Balance Sheet Information - as of March 31, 2020 compared to the year ended December 31, 2019

Tiptree’s total assets were $2,422.6 million as of March 31, 2020, compared to $2,198.3 million as of December 31, 2019. The $224.3 million increase in assets is primarily attributable to the growth in our Insurance segment, in particular the acquisition of Smart AutoCare.

Total stockholders’ equity was $344.4 million as of March 31, 2020, compared to $411.4 million as of December 31, 2019, primarily driven by the net loss, stock repurchases and dividends. As of March 31, 2020, there were 34,302,131 shares of common stock outstanding, as compared to 34,562,553 as of December 31, 2019.

The following table is a summary of certain balance sheet information:

	As of March 31, 2020
($ in millions)	Tiptree Insurance	Tiptree Capital	Corporate	Total
Total assets	$2,023.2	$362.4	$37.0	$2,422.6

Corporate debt	$208.2	$—	$125.0	$333.2
Asset based debt	26.3	85.3	—	111.6

Tiptree Inc. stockholders’ equity	$268.1	$149.0	$(83.2)	$333.9
Non-controlling interests - Other	9.3	1.2	—	10.5
Total stockholders’ equity	$277.4	$150.2	$(83.2)	$344.4

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

($ in millions)	Three Months Ended March 31,
	2020	2019
Net income (loss) attributable to common stockholders	$(60.0)	$3.9
Add: net (loss) income attributable to non-controlling interests	(0.6)	0.4
Income (loss)	$(60.6)	$4.3
Corporate debt related interest expense(1)	5.3	5.0
Consolidated income tax expense (benefit)	(21.2)	0.9
Depreciation and amortization expense(2)	3.8	3.0
Non-cash fair value adjustments(3)	(0.8)	(0.6)
Non-recurring expenses(4)	2.6	2.0
Adjusted EBITDA	$(70.9)	$14.6
Add: Stock based compensation expense	1.7	1.4
Add: Vessel depreciation, net of capital expenditures	1.1	0.6
Less: Realized and unrealized gains (losses)(5)	(83.9)	4.0
Operating EBITDA	$15.8	$12.6
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

(3)	For our maritime transportation operations, depreciation and amortization is deducted as a reduction in the value of the vessel.
(4)	Acquisition, start-up and disposition costs, including debt extinguishment, legal, taxes, banker fees and other costs.
(5)	Adjustment excludes Mortgage realized and unrealized gains and losses - Performing and NPLs, as those are recurring in nature and align with those business models.

Adjusted EBITDA and Operating EBITDA - Non-GAAP

The tables below present Adjusted EBITDA and Operating EBITDA by business component.

	Three Months Ended March 31, 2020
($ in millions)	Tiptree Insurance	Tiptree Capital	Corporate Expenses	Total
Pre-tax income (loss)	$(27.1)	$(46.3)	$(8.4)	$(81.8)
Adjustments:
Corporate debt related interest expense(1)	3.3	—	2.0	5.3
Depreciation and amortization expense (2)	2.2	1.4	0.2	3.8
Non-cash fair value adjustments(3)	—	(0.8)	—	(0.8)
Non-recurring expenses(4)	2.2	—	0.4	2.6
Adjusted EBITDA	$(19.4)	$(45.7)	$(5.8)	$(70.9)
Add: Stock based compensation expense	0.3	0.2	1.2	1.7
Add: Vessel depreciation, net of capital expenditures	—	1.1	—	1.1
Less: Realized and unrealized gains (losses)(5)	(33.4)	(50.5)	—	(83.9)
Operating EBITDA	$14.3	$6.1	$(4.6)	$15.8

	Three Months Ended March 31, 2019
($ in millions)	Tiptree Insurance	Tiptree Capital	Corporate Expenses	Total
Pre-tax income (loss)	$8.1	$5.9	$(8.9)	$5.1
Adjustments:
Corporate debt related interest expense(1)	3.4	—	1.6	5.0
Depreciation and amortization expense(2)	2.2	0.8	0.1	3.1
Non-cash fair value adjustments(3)	—	(0.6)	—	(0.6)
Non-recurring expenses(4)	1.3	—	0.7	2.0
Adjusted EBITDA	$15.0	$6.1	$(6.5)	$14.6
Add: Stock based compensation expense	0.6	0.1	0.7	1.4
Add: Vessel depreciation, net of capital expenditures	—	0.6	—	0.6
Less: Realized and unrealized gains (losses)(5)	1.9	2.1	—	4.0
Operating EBITDA	$13.7	$4.7	$(5.8)	$12.6

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

(3)	For our maritime transportation operations, depreciation and amortization is deducted as a reduction in the value of the vessel.
(4)	Acquisition, start-up and disposition costs, including debt extinguishment, legal, taxes, banker fees and other costs.
(5)	Adjustment excludes Mortgage realized and unrealized gains and losses - Performing and NPLs, as those are recurring in nature and align with those business models.

Book Value per share - Non-GAAP

Management believes the use of this financial measure provides supplemental information useful to investors as book value is frequently used by the financial community to analyze company growth on a relative per share basis. The following table provides a reconciliation between total stockholders’ equity and total shares outstanding, net of treasury shares.

($ in millions, except per share information)	As of March 31,
	2020	2019
Total stockholders’ equity	$344.4	$394.6
Less: Non-controlling interests	10.5	11.0
Total stockholders’ equity, net of non-controlling interests	$333.9	$383.6

Total common shares outstanding	34.3	34.5

Book value per share	$9.73	$11.12

Invested & Total Capital - Non-GAAP

Invested Capital represents its total cash investment, including any re-investment of earnings, and acquisition costs, net of tax. Total Capital represents Invested Capital plus corporate debt.

($ in millions)	As of March 31,
	2020	2019
Total stockholders’ equity	$344.4	$394.6
Less: Non-controlling interests	10.5	11.0
Total stockholders’ equity, net of non-controlling interests - other	$333.9	$383.6
Plus: Tiptree Insurance accumulated depreciation and amortization, net of tax	51.1	44.8
Plus: Acquisition costs	4.0	4.2
Invested Capital	$389.0	$432.6
Plus: Corporate debt	333.2	238.7
Total Capital	$722.2	$671.3

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

The following table provides a reconciliation between underwriting margin and pre-tax income for the following periods:

($ in millions)	Three Months Ended March 31,
Revenues:	2020	2019
Net earned premiums	$121.3	$119.0
Service and administrative fees	43.7	25.9
Ceding commissions	6.5	2.5
Other income	1.9	0.8
Underwriting revenues - Non-GAAP	$173.4	$148.2
Less underwriting expenses:
Policy and contract benefits	60.9	40.8
Commission expense	70.4	74.9
Underwriting margin - Non-GAAP	$42.1	$32.5
Less operating expenses:
Employee compensation and benefits	17.0	12.0
Other expenses (excluding non-recurring expenses)	14.0	11.1
Combined Ratio	93.3%	93.5%
Plus investment revenues:
Net investment income	3.5	4.3
Net realized and unrealized gains	(33.6)	2.1
Less other expenses:
Interest expense	3.6	4.1
Non-recurring expenses	2.2	1.2
Depreciation and amortization expense	2.3	2.3
Pre-tax income (loss)	$(27.1)	$8.2

Tiptree Insurance Investment Portfolio - Non-GAAP

The following table provides a reconciliation between total investments and net investments for the following periods:

($ in millions)	As of March 31,
	2020	2019
Total Investments	$509.7	$401.3
Investment portfolio debt (1)	(48.2)	—
Securities sold, not yet purchased	(32.5)	—
Cash and cash equivalents	78.5	58.7
Restricted cash (2)	33.1	1.0
Receivable due from brokers (3)	—	1.4
Liability due to brokers (3)	(11.6)	—
Net investments - Non-GAAP	$529.0	$462.4

(1)
Consists of asset based financing on loans, including certain credit investments, and working capital facilities. See Note (11) Debt, net in the notes to the condensed consolidated financial statements for further details.

(2)	Restricted cash available to invest within certain credit investment funds which are consolidated under GAAP.

(3)	Receivable due from and Liability due to brokers for unsettled trades within certain credit investment funds which are consolidated under GAAP.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are unrestricted cash, cash equivalents and other liquid investments and distributions from operating subsidiaries, including income from our investment portfolio and sales of assets and investments. We intend to use our cash resources to continue to fund our operations and grow our businesses. We may seek additional sources of cash to fund acquisitions or investments. These additional sources of cash may take the form of debt or equity and may be at the parent, subsidiary or asset level. We are a holding company and our liquidity needs are primarily for interest payments on the Fortress credit facility, compensation, professional fees, office rent and insurance costs. In February 2020, we refinanced our existing facility with Fortress, extending the maturity to February 2025, and increasing the principal amount to $125 million, generating approximately $53 million of cash after repaying the existing facility and expenses. A portion of those funds were invested in Tiptree Insurance to fund our warranty business, with the remainder used to provide additional liquidity.

Our subsidiaries’ ability to generate sufficient net income and cash flows to make cash distributions will be subject to numerous business and other factors, including restrictions contained in our subsidiaries’ financing agreements, regulatory restrictions, availability of sufficient funds at such subsidiaries, general economic and business conditions, tax considerations, strategic plans, financial results and other factors such as target capital ratios and ratio levels anticipated by rating agencies to maintain or improve current ratings. Subsequent to March 31, 2020, Invesque suspended its dividend to conserve liquidity until the impact of COVID-19 on occupancy rates and its operations is better known. The suspension will negatively impact our cash flow. However, we expect our cash and cash equivalents and distributions from operating subsidiaries and our subsidiaries’ access to financing to be adequate to fund our operations for at least the next 12 months.

As of March 31, 2020, cash and cash equivalents, excluding restricted cash, were $108.8 million, compared to $133.1 million at December 31, 2019, a decrease of $24.3 million primarily as a result of increased investments, including our acquisition of Smart AutoCare, partially offset by refinancing the Fortress credit facility.

Our mortgage business relies on short term uncommitted sources of financing as a part of their normal course of operations.  To date, we have been able to obtain and renew uncommitted warehouse credit facilities. If we were not able to obtain financing, then we may need to draw on other sources of liquidity to fund our mortgage business. See Note (11) Debt, net in the notes to condensed consolidated financial statements, for additional information regarding our mortgage warehouse borrowings.

For purposes of determining enterprise value and Adjusted EBITDA, we consider corporate credit agreements and preferred trust securities, which we refer to as corporate debt, as corporate financing and associated interest expense is added back. The below table outlines this amount by debt outstanding and interest expense at the insurance company and corporate level.

Corporate Debt

($ in millions)	Corporate Debt Outstanding as of March 31,		Interest Expense for the Three Months Ended March 31,
	2020	2019	2020	2019
Tiptree Insurance	$208.2	$167.6	$3.3	$3.4
Corporate	125.0	71.1	2.0	1.6
Total	$333.2	$238.7	$5.3	$5.0

As of February 21, 2020, our new $125 million credit facility with Fortress carries a rate of LIBOR (with a minimum LIBOR rate of 1.00%), plus a margin of 6.75% per annum. We are required to make quarterly principal payments of approximately $1.56 million. See Note (11) Debt, net in the notes to condensed consolidated financial statements for details.

In March 2020, we extended the maturity date of our Insurance company’s revolving line of credit to July 2020. As of March 31, 2020, $48.2 million of the $75.0 million borrowing capacity was outstanding and being used for working capital and general corporate purposes.

Consolidated Comparison of Cash Flows

($ in millions)	Three Months Ended March 31,
Total cash provided by (used in):	2020	2019
Net cash (used in) provided by:
Operating activities	$25.2	$(8.2)
Investing activities	(47.3)	94.7
Financing activities	29.7	(82.0)
Net increase (decrease) in cash, cash equivalents and restricted cash	$7.6	$4.5
Cash provided by operating activities was $25.2 million for the three months ended March 31, 2020 compared to $8.2 million of cash used in operating activities in the prior year period. In the first quarter of 2020, the primary sources of cash from operating activities included proceeds from mortgage loans outpacing originations, offset by increases in notes and accounts receivable and decreases in unearned premiums from our insurance operations. In the first quarter of 2019, the primary uses of cash from operating activities included increases in notes and accounts receivable and decreases in unearned premiums, deferred revenues and policy liabilities in our insurance operations, offset by consolidated net income (excluding unrealized gains and losses).

Cash used in investing activities was $47.3 million for the three months ended March 31, 2020 compared to $94.7 million of cash provided by investing activities for the prior year period. In the first quarter of 2020, the primary use of cash from investing activities was the purchase of investments outpacing proceeds from the sales of investments in our insurance investment portfolio, and the issuance of notes receivables outpacing proceeds from the same. In the 2019 period, we reduced our investments in loans and used a substantial portion of the proceeds to repay asset-based debt. We also received proceeds associated with a contingent earn-out from our sale of Care Investment Trust.

Cash provided by financing activities was $29.7 million for the three months ended March 31, 2020 compared to cash used in financing activities of $82.0 million in the prior year period. In the first quarter of 2020, our new borrowings from various debt arrangements exceeded our principal paydowns, primarily due to increased borrowings on our secured term credit agreement and our secured corporate revolving credit agreement in our insurance operations, offset by decreased borrowings on our mortgage warehouse facilities. Net cash provided by increased borrowings under our debt facilities was offset by the repurchase of $3.9 million of the Company’s common stock. In the first quarter of 2019, we fully repaid outstanding asset-based borrowings in our credit loan fund held within our insurance investment portfolio and we repurchased $9.1 million of the Company’s common stock.

Contractual Obligations

The table below summarizes consolidated contractual obligations by period for payments that are due as of March 31, 2020:

($ in millions)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Corporate debt	$48.2	$—	$125.0	$160.0	$333.2
Asset based debt	31.9	62.3	17.5	—	111.7
Total debt (1)	$80.1	$62.3	$142.5	$160.0	$444.9
Operating lease obligations (2)	7.4	12.7	9.7	10.8	40.6
Total	$87.5	$75.0	$152.2	$170.8	$485.5

(1)	See Note (11) Debt, net, in the accompanying condensed consolidated financial statements for additional information.

(2)	Minimum rental obligation for office leases. The total rent expense for the three months ended March 31, 2020 and 2019 was $2.1 million and $2.3 million, respectively.

Critical Accounting Policies and Estimates

The preparation of our financial statements in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. There have been no material changes to the critical accounting policies and estimates as discussed in our 2019 10-K.

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

Further disclosure on our off-balance sheet arrangements as of March 31, 2020 is presented in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements (Unaudited)” of this filing as follows:

•	Note (10) Derivative Financial Instruments and Hedging

•	Note (21) Commitments and Contingencies

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our 2019 Annual Report on Form 10-K described our Quantitative and Qualitative Disclosures About Market Risk. There were no material changes to the assumptions or risks during the three months ended March 31, 2020.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that material information is recorded, processed, summarized and reported accurately and on a timely basis. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

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

Item 1A. Risk Factors

For information regarding factors that could affect our Company, results of operations and financial condition, see the risk factors discussed under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (our “Annual Report Risk Factors”). There have been no material changes in those risk factors. The following risk is in addition to those set forth in our Annual Report.

Our results of operations could in the future be materially adversely impacted by the coronavirus pandemic (COVID-19).

The global spread of the coronavirus (COVID-19) has created significant market volatility and uncertainty and economic disruption. In addition, the impact of COVID-19 and measures to prevent its spread have caused, and may continue to cause, substantial disruption to distribution channels, auto dealer partners and contract counterparties, and may limit our access to capital and customers through self-isolation, travel limitations, business restrictions, margin calls, and otherwise. Many areas within the United States have imposed mandatory closures for businesses not deemed to be essential, and it is currently unclear for how long such closures will last. Some ports used in our shipping business may adopt measures in reaction to COVID-19 that delay our ability to operate our vessels efficiently. Our investment in Invesque shares is reported at fair market value on a quarterly basis and has been and could be materially negatively affected by the market decline in equity securities. Invesque, which operates in seniors housing and skilled nursing industry, may be adversely affected by the impact of COVID-19 on occupancy rates and the operations of Invesque and its tenants and operators. Though many of our employees are able to work remotely, these closures have nevertheless negatively affected many of our customers and channels through which we sell our products and services, which could result in significant declines in sales. These effects, individually or in the aggregate, could materially adversely impact our businesses, financial condition, operating results, liquidity and cash flows and such adverse impacts may be material to our results of operations and liquidity position. Any of the foregoing factors, or other cascading effects of the COVID-19 pandemic that are not currently foreseeable, could materially increase our costs, negatively impact our sales and damage the Company’s results of operations and its liquidity position, possibly to a significant degree. The duration of any such impacts cannot be predicted at this time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share repurchase activity for the three months ended March 31, 2020 was as follows:

Period	Purchaser	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2020 to January 31, 2020	Tiptree Inc.	—	$—	—	$20,000,000
February 1, 2020 to February 29, 2020	Tiptree Inc.	—	$—	—	$20,000,000
March 1, 2020 to March 31, 2020	Tiptree Inc.	583,131	$6.76	583,131	$20,000,000
	Total	583,131	$—	583,131	$16,059,862

(1)	On May 2, 2019, the Board of Directors of Tiptree (“Board”) authorized Tiptree’s Executive Committee to repurchase up to $20 million of its outstanding common stock in the aggregate from time to time.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits, Financial Statement Schedules

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Tiptree Inc. has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Tiptree Inc.

Date:	May 7, 2020	By:/s/ Michael Barnes
Michael Barnes
Executive Chairman

Date:	May 7, 2020	By:/s/ Jonathan Ilany
Jonathan Ilany
Chief Executive Officer

Date:	May 7, 2020	By:/s/ Sandra Bell
Sandra Bell
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
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

*
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2020 and 2019, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three month periods ended March 31, 2020 and 2019, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019 and (vi) the Notes to the Condensed Consolidated Financial Statements.