Form 10-Q
period 2020-06-30
TIPTREE INC.
filed 2020-08-05
CIK 1393726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☒

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly period ended June 30, 2020
OR
 ☐

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from            to
Commission File Number: 001-33549
Tiptree Inc.
(Exact name of Registrant as Specified in Its Charter)
Maryland                                38-3754322
(State or Other Jurisdiction of Incorporation of Organization        (IRS Employer Identification No.)

299 Park Avenue, 13th Floor, New York, New York                10171
(Address of Principal Executive Offices)                    Zip Code

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

If an emerging company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes☐     No ☒

As of August 1, 2020, there were 33,698,153 shares, par value $0.001, of the registrant’s common stock outstanding.

Tiptree Inc.
Quarterly Report on Form 10-Q
June 30, 2020

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
“CARES Act” means the Coronavirus Aid, Relief, and Economic Security Act.
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

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

Item 1. Financial Statements (Unaudited)

	As of
	June 30, 2020	December 31, 2019
Assets:
Investments:
Available for sale securities, at fair value, net of allowance for credit losses	$345,718	$335,192
Loans, at fair value	86,271	108,894
Equity securities	118,328	155,378
Other investments	207,524	137,472
Total investments	757,841	736,936
Cash and cash equivalents	80,604	133,117
Restricted cash	77,307	11,473
Notes and accounts receivable, net	324,617	286,968
Reinsurance receivables	591,034	539,833
Deferred acquisition costs	181,367	166,493
Goodwill	163,366	99,147
Intangible assets, net	136,525	47,974
Other assets	86,775	68,510
Assets held for sale	81,065	107,835
Total assets	$2,480,501	$2,198,286

Liabilities and Stockholders’ Equity
Liabilities:
Debt, net	$402,282	$374,454
Unearned premiums	712,592	754,993
Policy liabilities and unpaid claims	195,780	144,384
Deferred revenue	320,024	94,601
Reinsurance payable	169,297	143,869
Other liabilities and accrued expenses	258,192	172,140
Liabilities held for sale	75,145	102,430
Total liabilities	$2,133,312	$1,786,871

Stockholders’ Equity:
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued or outstanding	$—	$—
Common stock: $0.001 par value, 200,000,000 shares authorized, 33,676,183 and 34,562,553 shares issued and outstanding, respectively	34	35
Additional paid-in capital	318,817	326,140
Accumulated other comprehensive income (loss), net of tax	5,827	1,698
Retained earnings	11,143	70,189
Total Tiptree Inc. stockholders’ equity	335,821	398,062
Non-controlling interests	11,368	13,353
Total stockholders’ equity	347,189	411,415
Total liabilities and stockholders’ equity	$2,480,501	$2,198,286

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Earned premiums, net	$107,255	$116,576	$228,576	$235,549
Service and administrative fees	42,865	26,728	86,589	52,623
Ceding commissions	4,535	3,048	11,060	5,552
Net investment income	2,292	3,428	5,780	7,729
Net realized and unrealized gains (losses)	30,110	23,333	(32,331)	43,444
Other revenue	12,137	17,959	29,191	30,078
Total revenues	199,194	191,072	328,865	374,975
Expenses:
Policy and contract benefits	49,147	39,422	110,023	80,263
Commission expense	67,903	72,737	138,304	147,640
Employee compensation and benefits	40,678	30,969	79,179	60,122
Interest expense	7,646	6,532	15,197	13,452
Depreciation and amortization	4,371	3,291	8,234	6,385
Other expenses	25,015	22,416	55,245	46,253
Total expenses	194,760	175,367	406,182	354,115
Income (loss) before taxes	4,434	15,705	(77,317)	20,860
Less: provision (benefit) for income taxes	(5)	3,501	(21,186)	4,355
Net income (loss) before non-controlling interests	4,439	12,204	(56,131)	16,505
Less: net income (loss) attributable to non-controlling interests	623	458	60	834
Net income (loss) attributable to common stockholders	$3,816	$11,746	$(56,191)	$15,671

Net income (loss) per common share:
Basic earnings per share	$0.11	$0.33	$(1.64)	$0.44
Diluted earnings per share	$0.10	$0.32	$(1.64)	$0.43

Weighted average number of common shares:
Basic	33,984,195	34,527,230	34,269,096	34,599,739
Diluted	33,984,195	34,527,230	34,269,096	34,599,739

Dividends declared per common share	$0.04	$0.04	$0.08	$0.08

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss) before non-controlling interests	$4,439	$12,204	$(56,131)	$16,505

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available for sale securities:
Unrealized holding gains (losses) arising during the period	4,998	2,531	5,357	5,659
Related tax (expense) benefit	(1,121)	(561)	(1,179)	(1,274)
Reclassification of (gains) losses included in net income	(87)	(1,046)	(91)	(1,041)
Related tax expense (benefit)	20	222	21	221
Unrealized gains (losses) on available for sale securities, net of tax	3,810	1,146	4,108	3,565

Other comprehensive income (loss), net of tax	3,810	1,146	4,108	3,565
Comprehensive income (loss)	8,249	13,350	(52,023)	20,070
Less: Comprehensive income (loss) attributable to non-controlling interests	636	466	81	853
Comprehensive income (loss) attributable to common stockholders	$7,613	$12,884	$(52,104)	$19,217

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands, except shares)

	Common stock
	Number of shares	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total Tiptree Inc. stockholders’ equity	Non-controlling interests	Total stockholders' equity
Balance at December 31, 2019	34,562,553	$35	$326,140	$1,698	$70,189	$398,062	$13,353	$411,415
Adoption of accounting standard (1)	—	—	—	42	(42)	—	—	—
Amortization of share-based incentive compensation	—	—	1,941	—	—	1,941	1,522	3,463
Vesting of share-based incentive compensation (2)	455,798	—	(178)	—	—	(178)	(1,868)	(2,046)
Shares purchased under stock purchase plan	(1,342,168)	(1)	(8,499)	—	—	(8,500)	—	(8,500)
Non-controlling interest distributions (2)	—	—	(587)	—	—	(587)	(1,220)	(1,807)
Net change in non-controlling interests	—	—	—	—	—	—	(500)	(500)
Dividends declared	—	—	—	—	(2,813)	(2,813)	—	(2,813)
Other comprehensive income (loss), net of tax	—	—	—	4,087	—	4,087	21	4,108
Net income (loss)	—	—	—	—	(56,191)	(56,191)	60	(56,131)
Balance at June 30, 2020	33,676,183	$34	$318,817	$5,827	$11,143	$335,821	$11,368	$347,189

Balance at March 31, 2020	34,302,131	$34	$323,064	$2,030	$8,725	$333,853	$10,483	$344,336
Amortization of share-based incentive compensation	—	—	741	—	—	741	1,179	1,920
Vesting of share-based incentive compensation	133,089	—	154	—	—	154	(2)	152
Shares purchased under stock purchase plan	(759,037)	—	(4,555)	—	—	(4,555)	—	(4,555)
Non-controlling interest distributions (2)	—	—	(587)	—	—	(587)	(428)	(1,015)
Net change in non-controlling interests	—	—	—	—	—	—	(500)	(500)
Dividends declared	—	—	—	—	(1,398)	(1,398)	—	(1,398)
Other comprehensive income (loss), net of tax	—	—	—	3,797	—	3,797	13	3,810
Net income (loss)	—	—	—	—	3,816	3,816	623	4,439
Balance at June 30, 2020	33,676,183	$34	$318,817	$5,827	$11,143	$335,821	$11,368	$347,189

(1)	Amounts reclassified due to adoption of ASU 2016-13. See Note (2) Summary of Significant Accounting Policies.

(2)	Includes subsidiary RSU exchanges. See Note (19) Stock Based Compensation.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands, except shares)

	Common stock
	Number of shares	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total Tiptree Inc. stockholders’ equity	Non-controlling interests	Total stockholders' equity
Balance at December 31, 2018	35,870,348	$36	$331,892	$(2,058)	$57,231	$387,101	$12,158	$399,259
Adoption of accounting standard (1)	—	—	—	(99)	99	—	—	—
Amortization of share-based incentive compensation	—	—	1,533	—	—	1,533	1,313	2,846
Vesting of share-based incentive compensation (2)	142,814	—	(20)	—	—	(20)	(2,236)	(2,256)
Shares purchased under stock purchase plan	(1,472,730)	(1)	(9,084)	—	—	(9,085)	—	(9,085)
Non-controlling interest contributions	—	—	—	—	—	—	50	50
Non-controlling interest distributions	—	—	—	—	—	—	(1,185)	(1,185)
Dividends declared	—	—	—	—	(2,661)	(2,661)	—	(2,661)
Other comprehensive income (loss), net of tax	—	—	—	3,546	—	3,546	19	3,565
Net income (loss)	—	—	—	—	15,671	15,671	834	16,505
Balance at June 30, 2019	34,540,432	$35	$324,321	$1,389	$70,340	$396,085	$10,953	$407,038

Balance at March 31, 2019	34,505,781	$35	$323,334	$251	$60,015	$383,635	$11,020	$394,655
Amortization of share-based incentive compensation	—	—	863	—	—	863	652	1,515
Vesting of share-based incentive compensation (2)	34,651	—	124	—	—	124	—	124
Non-controlling interest distributions	—	—	—	—	—	—	(1,185)	(1,185)
Dividends declared	—	—	—	—	(1,421)	(1,421)	—	(1,421)
Other comprehensive income (loss), net of tax	—	—	—	1,138	—	1,138	8	1,146
Net income (loss)	—	—	—	—	11,746	11,746	458	12,204
Balance at June 30, 2019	34,540,432	$35	$324,321	$1,389	$70,340	$396,085	$10,953	$407,038

(1)	Amounts reclassified due to adoption of ASU 2018-02. See Note (2) Summary of Significant Accounting Policies.

(2)	Includes subsidiary RSU exchanges. See Note (19) Stock Based Compensation.

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2020	2019
Operating Activities:
Net income (loss) attributable to common stockholders	$(56,191)	$15,671
Net income (loss) attributable to non-controlling interests	60	834
Net income (loss)	(56,131)	16,505
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Net realized and unrealized (gains) losses	32,331	(43,444)
Net (gain) on sale of businesses	—	(7,598)
Non-cash compensation expense	3,669	2,998
Amortization/accretion of premiums and discounts	994	508
Depreciation and amortization expense	8,234	6,385
Non-cash lease expense	4,237	3,700
Dividend reinvestment plan income	(953)	—
Bad debt expense	127	57
Amortization of deferred financing costs	333	392
Loss on extinguishment of debt	353	1,241
Deferred tax expense (benefit)	(13,214)	3,943
Changes in operating assets and liabilities:
Mortgage loans originated for sale	(1,233,528)	(807,184)
Proceeds from the sale of mortgage loans originated for sale	1,337,392	816,933
(Increase) decrease in notes and accounts receivable	(13,856)	(2,574)
(Increase) decrease in reinsurance receivables	20,136	(7,064)
(Increase) decrease in deferred acquisition costs	(14,874)	(22,620)
(Increase) decrease in other assets	(17,826)	3,759
Increase (decrease) in unearned premiums	(42,401)	46,665
Increase (decrease) in policy liabilities and unpaid claims	110	(2,921)
Increase (decrease) in deferred revenue	42,855	4,347
Increase (decrease) in reinsurance payable	(1,647)	6,074
Increase (decrease) in other liabilities and accrued expenses	3,974	(18,261)
Net cash provided by (used in) operating activities	60,315	1,841
Investing Activities:
Purchases of investments	(687,938)	(146,773)
Proceeds from sales and maturities of investments	651,214	292,713
Proceeds from the sale of real estate	499	6,201
Purchases of property, plant and equipment	(3,083)	(6,035)
Proceeds from the sale of businesses	250	18,079
Proceeds from notes receivable	15,893	15,902
Issuance of notes receivable	(33,804)	(23,826)
Business and asset acquisitions, net of cash, restricted cash and deposits (1)	20,900	—
Net cash provided by (used in) investing activities	(36,069)	156,261
Financing Activities:
Dividends paid	(2,813)	(2,661)
Non-controlling interest contributions	—	50
Non-controlling interest distributions	(1,807)	(1,185)
Payment of debt issuance costs	(1,634)	(79)
Proceeds from borrowings and mortgage notes payable	1,486,297	874,999
Principal paydowns of borrowings and mortgage notes payable	(1,485,302)	(926,572)
Repurchases of common stock	(8,500)	(9,085)
Net cash provided by (used in) financing activities	(13,759)	(64,533)
Net increase (decrease) in cash, cash equivalents and restricted cash	10,487	93,569
Cash, cash equivalents and restricted cash – beginning of period	144,590	96,524
Cash, cash equivalents and restricted cash – beginning of period - held for sale	7,137	2,860
Cash, cash equivalents and restricted cash – end of period (2)	162,214	192,953
Less: Reclassification of cash to assets held for sale	4,303	3,587
Cash, cash equivalents and restricted cash – end of period	$157,911	$189,366
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Right-of-use asset obtained in exchange for lease liability	$513	$33,558
Equity securities acquired as part of a dividend reinvestment plan	$953	$—
Acquired real estate properties through, or in lieu of, foreclosure of the related loan	$—	$2,596
	As of
Reconciliation of cash, cash equivalents and restricted cash shown in the statement of cash flows	June 30, 2020	December 31, 2019
Cash and cash equivalents	$80,604	$133,117
Restricted cash	77,307	11,473
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$157,911	$144,590

(1)
Changes in balance sheet balances due to the acquisition of Smart AutoCare have been netted down in the respective line items for the six months ended June 30, 2020. See Note (3) Acquisitions for additional information.

(2)	Includes cash in assets held for sale.
See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2020
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

(2) Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of Tiptree have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and include the accounts of the Company and its subsidiaries. The condensed consolidated financial statements are presented in U.S. dollars, the main operating currency of the Company. The unaudited condensed consolidated financial statements presented herein should be read in conjunction with the annual audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, including normal recurring adjustments necessary to present fairly the Company’s financial position, results of operations, comprehensive income and cash flows for each of the interim periods presented. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the full year ending on December 31, 2020.

As a result of changes in presentation made in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, certain prior period amounts have been reclassified to conform to the current presentation. These reclassifications had no effect on the reported results of operations.

Tiptree consolidates those entities in which it has an investment of 50% or more of voting rights or has control over significant operating, financial and investing decisions of the entity as well as variable interest entities (VIEs) in which Tiptree is determined to be the primary beneficiary. VIEs are defined as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.

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
June 30, 2020
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
June 30, 2020
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

In March 2017, the FASB issued ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The new guidance was effective for fiscal years beginning after December 15, 2018 and interim periods within those years. Early adoption was permitted for interim or annual reporting periods beginning after December 15, 2017. The guidance was to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The guidance shortens the amortization period for certain callable debt securities held at a premium, requiring the premium to be amortized to the earliest call date. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

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
June 30, 2020
(in thousands, except share data)

AOCI to retained earnings. The standard was applied in the period of adoption, and the impact to the Company’s condensed consolidated financial statements in the period of adoption was not material. The Company’s accounting policy for the release of stranded tax effects in AOCI is the aggregate portfolio approach.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (CECL), which amends guidance on reporting credit losses for assets held at amortized cost basis and AFS debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For AFS debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 requires that credit losses be presented as an allowance rather than as a write-down. This ASU affects entities holding financial assets and net investments in leases that are not accounted for at fair value through net income. The amendments in ASU 2016-13 were effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The amendments affect loans, available for sale securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The adoption of this standard resulted in an immaterial reclassification from AOCI to retained earnings in the Company’s condensed consolidated financial statements.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2020
(in thousands, except share data)

Tiptree paid Seller $111,804, net of working capital true-ups, in cash at closing, $8,250 of which will be held in an escrow account for 18 months to satisfy indemnity claims. Simultaneously, pursuant to the Commutation Transaction, affiliates of Seller paid Freedom $102,000 in cash. The Purchase Agreement also provides for an earn out of up to $50,000 in cash based on Smart AutoCare achieving specified performance metrics measured on the 3-year and 5-year anniversary of closing (Reserve Based Earn-Out Amount) and an additional earn out of up to $30,000 payable in cash or Tiptree common stock based on Smart AutoCare achieving other certain specified performance metrics measured on the 4-year and 5-year anniversary of closing (Profits Based Earn-Out Amount). In addition, the purchase price will be subject to a true-up following the 5-year anniversary of the closing (Underwriting Profitability True-Up) based on the adequacy of certain legacy reserves, offset by certain earnings on new business. Tiptree may hold back all or a portion of any Reserve Based Earn-Out Amounts until final determination of the legacy reserves used to calculate the Underwriting Profitability True-Up if in Tiptree’s reasonable opinion such amount may be needed to offset a deficiency in such legacy reserves. In addition, if the deficiency in the legacy reserves used to calculate the Underwriting Profitability True-Up is greater than the aggregate amount owing to Seller for the Reserve-Based Earn-Out Amount and Profits-Based Earn-Out Amount, Seller shall pay Tiptree an amount equal to the lesser of such difference and $10,000.

Smart AutoCare’s results are included in the Company’s Tiptree Insurance segment. The financial results of SmartAutoCare have been included in the Company's results as of the acquisition date. For the period from the Acquisition until June 30, 2020, Smart AutoCare total revenue was $29,867 and the loss before taxes was $137.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2020
(in thousands, except share data)

As of January 3, 2020
Assets:
Investments:
Available for sale securities, at fair value	$110
Total investments	110
Cash and cash equivalents	120,934
Restricted cash	764
Notes and accounts receivable, net	6,214
Reinsurance receivables	71,337
Intangible assets, net	93,700
Other assets	28,558
Total assets	$321,617

Liabilities:
Policy liabilities and unpaid claims	$51,286
Deferred revenue	182,568
Reinsurance payable	27,075
Other liabilities and accrued expenses	13,360
Total liabilities	274,289
Net assets acquired	47,328
Goodwill	64,476
$111,804

Acquisition costs	$3,539

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

(4) Dispositions and Assets Held for Sale

On April 10, 2019, the Company completed the sale of the management contracts and related assets for the CLOs managed by Telos Asset Management, LLC (Telos). The pre-tax gain on sale for the three months ended June 30, 2019 was $7,598, which is included in other revenue. See Note (16) Other Revenue and Other Expenses. The sale did not meet the requirements to be classified as a discontinued operation.

The sale agreement also contains a provision which provides for contingent consideration if the Telos business achieves specific performance metrics. This contingent consideration represents a gain contingency, and the Company will not recognize any additional gain unless such consideration is realized.

The Company has entered into a definitive agreement to sell Luxury, and it is classified as held for sale at June 30, 2020 and

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2020
(in thousands, except share data)

December 31, 2019. The following table presents detail of Luxury’s assets and liabilities held for sale in the condensed consolidated balance sheets for the following periods:

	As of
	June 30, 2020	December 31, 2019
Assets:
Investments:
Loans, at fair value	$70,150	$98,272
Other investments	3,059	1,019
Total investments	73,209	99,291
Cash and cash equivalents	4,108	7,137
Restricted cash	195	—
Notes and accounts receivable, net	447	238
Other assets	3,106	1,169
Assets held for sale	$81,065	$107,835

Liabilities:
Debt, net	$71,083	$97,822
Other liabilities and accrued expenses	4,062	4,608
Liabilities held for sale	$75,145	$102,430

As of June 30, 2020 and December 31, 2019, the Company did not record any impairments with respect to assets held for sale.

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

Descriptions of our reportable segment and of Tiptree Capital are as follows:

Tiptree Insurance operations are conducted through Tiptree Insurance, which includes Fortegra Financial Corporation (Fortegra) and Tiptree Warranty. Fortegra underwrites and administers specialty insurance programs and products, and is a leading provider of credit and asset protection products and administration services. Fortegra’s programs are provided across a diverse range of products and services including credit protection insurance, warranty and service contract products, premium finance, and niche personal and commercial lines of insurance. On January 3, 2020, Tiptree Warranty acquired Smart AutoCare, a vehicle warranty solutions provider in the United States. See Note (3) Acquisitions.

Tiptree Capital includes our asset management, mortgage and shipping operations, and other investments (including our Invesque shares).

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2020
(in thousands, except share data)

The tables below present the components of revenue, expense, pre-tax income (loss), and assets for our reportable segment as well as Tiptree Capital for the following periods:

	Three Months Ended June 30,
	2020			2019
	Tiptree Insurance	Tiptree Capital	Total	Tiptree Insurance	Tiptree Capital	Total
Total revenues	$164,954	$34,240	$199,194	$154,349	$36,723	$191,072
Total expenses	(150,866)	(36,023)	(186,889)	(142,439)	(25,024)	(167,463)
Corporate expenses	—	—	(7,871)	—	—	(7,904)
Income (loss) before taxes	$14,088	$(1,783)	$4,434	$11,910	$11,699	$15,705
Less: provision (benefit) for income taxes			(5)			3,501
Net income (loss) before non-controlling interests			$4,439			$12,204
Less: net income (loss) attributable to non-controlling interests			623			458
Net income (loss) attributable to common stockholders			$3,816			$11,746

	Six Months Ended June 30,
	2020			2019
	Tiptree Insurance	Tiptree Capital	Total	Tiptree Insurance	Tiptree Capital	Total
Total revenues	$308,294	$20,571	$328,865	$308,977	$65,998	$374,975
Total expenses	(321,323)	(68,685)	(390,008)	(288,929)	(48,381)	(337,310)
Corporate expenses	—	—	(16,174)	—	—	(16,805)
Income (loss) before taxes	$(13,029)	$(48,114)	$(77,317)	$20,048	$17,617	$20,860
Less: provision (benefit) for income taxes			(21,186)			4,355
Net income (loss) before non-controlling interests			$(56,131)			$16,505
Less: net income (loss) attributable to non-controlling interests			60			834
Net income (loss) attributable to common stockholders			$(56,191)			$15,671

The following table presents sources of revenue from Tiptree Capital:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net realized and unrealized gains (losses) (1)	$24,476	$19,688	$(4,362)	$37,685
Other investment income (2)	9,683	9,274	24,747	19,155
Gain on sale of businesses (3)	—	7,598	—	7,598
Management fee income	—	—	—	1,267
Other	81	163	186	293
Total revenues	$34,240	$36,723	$20,571	$65,998

(1)	See Note (6) Investments for the components of Net realized and unrealized gains (losses) related to Tiptree Capital.

(2)	See Note (6) Investments for the components of Other investment income.

(3)	Related to the sale of Telos. See Note (4) Dispositions and Assets Held for Sale.

The following table presents the reportable segment and Tiptree Capital assets for the following periods:

	As of June 30, 2020				As of December 31, 2019
	Tiptree Insurance	Tiptree Capital	Corporate	Total	Tiptree Insurance	Tiptree Capital	Corporate	Total
Total assets	$2,084,676	$363,949	$31,876	$2,480,501	$1,721,669	$451,249	$25,368	$2,198,286

(6) Investments

The following table presents the Company's investments related to insurance operations (Tiptree Insurance) and investments

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2020
(in thousands, except share data)

from other Tiptree investing activities (Tiptree Capital), measured at fair value as of the following periods:

	As of June 30, 2020			As of December 31, 2019
	Tiptree Insurance	Tiptree Capital	Total	Tiptree Insurance	Tiptree Capital	Total
Available for sale securities, at fair value, net of allowance for credit losses	$345,718	$—	$345,718	$335,192	$—	$335,192
Loans, at fair value	6,813	79,458	86,271	10,174	98,720	108,894
Equity securities	83,348	34,980	118,328	62,816	92,562	155,378
Other investments	111,497	96,027	207,524	42,452	95,020	137,472
Total investments	$547,376	$210,465	$757,841	$450,634	$286,302	$736,936

Available for Sale Securities, at fair value, net of allowance for credit losses

All of the Company’s investments in Available for Sale Securities, at fair value, net of allowance for credit losses (AFS securities) as of June 30, 2020 and December 31, 2019 are held by subsidiaries in the insurance business. The following tables present the Company's investments in AFS securities:

	As of June 30, 2020
	Amortized cost	Allowance for Credit Losses (1)	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$185,891	$—	$6,415	$(19)	$192,287
Obligations of state and political subdivisions	38,887	—	1,653	(1)	40,539
Corporate securities	68,208	(2)	2,282	(16)	70,472
Asset backed securities	41,365	—	326	(3,160)	38,531
Certificates of deposit	854	—	—	—	854
Obligations of foreign governments	2,992	—	43	—	3,035
Total	$338,197	$(2)	$10,719	$(3,196)	$345,718

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
June 30, 2020
(in thousands, except share data)

The amortized cost and fair values of AFS securities, by contractual maturity date, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of
	June 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$10,559	$10,672	$9,584	$9,602
Due after one year through five years	143,823	148,325	130,223	131,952
Due after five years through ten years	19,874	21,056	19,508	20,125
Due after ten years	122,576	127,134	128,039	129,495
Asset backed securities	41,365	38,531	45,634	44,018
Total	$338,197	$345,718	$332,988	$335,192

The following tables present the gross unrealized losses on AFS securities by length of time that individual AFS securities have been in a continuous unrealized loss position for less than twelve months, and twelve months or greater and do not have an allowance for credit losses:

	As of June 30, 2020
	Less Than or Equal to One Year			More Than One Year
	Fair value	Gross unrealized losses	# of Securities	Fair value	Gross unrealized losses	# of Securities
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$11,496	$(19)	30	$16	$—	6
Obligations of state and political subdivisions	865	(1)	6	—	—	—
Corporate securities	3,547	(16)	14	—	—	—
Asset backed securities	8,031	(85)	6	18,022	(3,075)	8
Obligations of foreign governments	—	—	—	—	—	—
Total	$23,939	$(121)	56	$18,038	$(3,075)	14

	As of December 31, 2019
	Less Than or Equal to One Year			More Than One Year
	Fair value	Gross unrealized losses	# of Securities	Fair value	Gross unrealized losses	# of Securities
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$31,416	$(132)	75	$3,888	$(12)	38
Obligations of state and political subdivisions	3,774	(15)	20	—	—	—
Corporate securities	2,820	(2)	12	742	—	7
Asset backed securities	3,878	(11)	17	19,480	(1,694)	11
Obligations of foreign governments	—	—	—	—	—	—
Total	$41,888	$(160)	124	$24,110	$(1,706)	56

Management believes that it is more likely than not that the Company will be able to hold the fixed maturity AFS securities that were in an unrealized loss position as of June 30, 2020 until full recovery of their amortized cost basis.

The table below presents a roll-forward of the activity in the allowance for credit losses on AFS securities by type as of June 30, 2020:

	Obligations of state and political subdivisions	Corporate securities	Asset backed securities	Total
Increase in the allowance for the initial adoption of ASU 2016-13	$(1)	$(50)	$(2)	$(53)
Recoveries of amounts previously written off during the year	1	48	2	51
Ending balance of the allowance for credit losses on AFS securities	$—	$(2)	$—	$(2)

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2020
(in thousands, except share data)

The Company applies a discounted cash flow model, based on assumptions and model outputs provided by an investment management company, in determining its lifetime expected credit losses on AFS securities. This includes determining the present value of expected future cash flows discounted at the book yield of the security.

The table below presents the amount of credit losses (gains from recoveries) on AFS securities recorded by the Company for the following period:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Credit losses (gains from recoveries) on AFS securities	$(17)	$(51)

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

	As of
	June 30, 2020	December 31, 2019
Fair value of restricted investments for special deposits required by state insurance departments	$7,812	$6,275
Fair value of restricted investments in trust pursuant to reinsurance agreements	42,677	33,478
Total fair value of restricted investments	$50,489	$39,753

The following table presents additional information on the Company’s AFS securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Purchases of AFS securities	$38,415	$109,714	$61,995	$139,575

Proceeds from maturities, calls and prepayments of AFS securities	$24,189	$6,135	$43,849	$17,279

Gains (losses) realized on maturities, calls and prepayments of AFS securities	$—	$—	$—	$—

Gross proceeds from sales of AFS securities	$6,816	$120,747	$12,376	$141,915

Gains (losses) realized on sales of AFS securities	$92	$1,056	$96	$1,052

Loans, at fair value

The following tables present the Company’s investments in loans measured at fair value and the Company’s investments in loans measured at fair value pledged as collateral:

	As of June 30, 2020				As of December 31, 2019
	Fair value	Unpaid principal balance (UPB)	Fair value exceeds / (below) UPB	Pledged as Collateral	Fair value	Unpaid principal balance (UPB)	Fair value exceeds / (below) UPB	Pledged as Collateral
Tiptree Insurance:
Corporate loans (1)	$6,813	$11,054	$(4,241)	$—	$9,787	$12,006	$(2,219)	$—
Non-performing loans (2)	—	—	—	—	387	409	(22)	—
Tiptree Capital:
Mortgage loans held for sale (3)	79,458	75,295	4,163	77,808	98,720	95,680	3,040	98,086
Total loans, at fair value	$86,271	$86,349	$(78)	$77,808	$108,894	$108,095	$799	$98,086

(1)	The UPB of these loans approximates cost basis.

(2)	The cost basis of NPLs was approximately $0 and $282 at June 30, 2020 and December 31, 2019, respectively.

(3)
As of June 30, 2020 and December 31, 2019, there were two mortgage loans and one mortgage loan held for sale that were 90 days or more past due, respectively, with a fair value of $337 and $198, respectively.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2020
(in thousands, except share data)

Equity securities

Equity securities represents the carrying amount of the Company's basis in equity investments. Included within the equity securities balance are 17.0 million shares of Invesque as of June 30, 2020, and 16.6 million as of December 31, 2019, for which the Company has elected to apply the fair value option. The following table presents the Company’s equity securities related to insurance operations and other Tiptree investing activity as of the following periods:

	As of June 30, 2020			As of December 31, 2019
	Tiptree Insurance	Tiptree Capital	Total	Tiptree Insurance	Tiptree Capital	Total
Invesque	$7,306	$34,980	$42,286	$19,376	$92,562	$111,938
Fixed income exchange traded fund	54,851	—	54,851	25,039	—	25,039
Other equity securities	21,191	—	21,191	18,401	—	18,401
Total equity securities	$83,348	$34,980	$118,328	$62,816	$92,562	$155,378

Other Investments

The following table contains information regarding the Company’s other investments as of the following periods:

	As of June 30, 2020			As of December 31, 2019
	Tiptree Insurance	Tiptree Capital	Total	Tiptree Insurance	Tiptree Capital	Total
Vessels, net (1)	$—	$84,319	$84,319	$—	$85,991	$85,991
Corporate bonds, at fair value	91,521	—	91,521	20,705	—	20,705
Other	19,976	11,708	31,684	21,747	9,029	30,776
Total other investments	$111,497	$96,027	$207,524	$42,452	$95,020	$137,472

(1)	Net of accumulated depreciation of $6,071 and $3,817 as of June 30, 2020 and December 31, 2019, respectively.

Net Investment Income - Tiptree Insurance

Net investment income represents investment income and expense from investments related to insurance operations as disclosed within net investment income on the condensed consolidated statements of operations. The following tables present the components of net investment income by source of income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest:
AFS securities	$1,974	$2,084	$4,255	$4,211
Loans, at fair value	223	777	396	2,608
Other investments	295	106	1,150	210
Dividends from equity securities	477	855	1,068	1,429
Subtotal	2,969	3,822	6,869	8,458
Less: investment expenses	677	394	1,089	729
Net investment income	$2,292	$3,428	$5,780	$7,729

Other Investment Income - Tiptree Capital

Other investment income represents other income from other Tiptree non-insurance activities as disclosed within other revenue on the condensed consolidated statements of operations, see Note (16) Other Revenue and Other Expenses. The following tables present the components of other investment income by type:

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2020
(in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest income:
Loans, at fair value	$956	$1,517	$2,687	$2,877
Other	—	—	—	130
Dividends from equity securities	—	2,533	2,533	5,066
Loan fee income	4,272	2,892	7,826	5,131
Vessel related revenue	4,455	2,332	11,701	5,951
Other investment income	$9,683	$9,274	$24,747	$19,155

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net realized gains (losses)
Tiptree Insurance:
Reclass of unrealized gains (losses) on AFS securities from OCI	$87	$1,046	$91	$1,041
Gains from recoveries (credit losses) on AFS securities	17	—	51	—
Net realized gains (losses) on loans	11	2,294	(1,507)	2,016
Net realized gains (losses) on equity securities	(4,325)	—	(20,889)	482
Other	2,574	—	3,312	—
Tiptree Capital:
Net realized gains (losses) on loans	28,379	16,861	51,009	30,448
Total net realized gains (losses)	26,743	20,201	32,067	33,987

Net unrealized gains (losses)
Tiptree Insurance:
Net change in unrealized gains (losses) on loans	(60)	(3,632)	(2,220)	(3,408)
Net unrealized gains (losses) on equity securities held at period end	1,030	3,531	(24,740)	5,291
Reclass of unrealized (gains) losses from prior periods for equity securities sold	757	—	17,009	(403)
Other	5,543	406	924	740
Tiptree Capital:
Net change in unrealized gains (losses) on loans	1,628	872	975	895
Net unrealized gains (losses) on equity securities held at period end	(9,833)	3,047	(58,384)	5,108
Other	4,302	(1,092)	2,038	1,234
Total net unrealized gains (losses)	3,367	3,132	(64,398)	9,457
Total net realized and unrealized gains (losses)	$30,110	$23,333	$(32,331)	$43,444

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2020
(in thousands, except share data)

(7) Notes and Accounts Receivable, net

The following table presents the total notes and accounts receivable, net:

	As of
	June 30, 2020	December 31, 2019
Notes receivable, net - premium financing program	$59,993	$42,192
Accounts and premiums receivable, net	63,214	50,712
Retrospective commissions receivable	128,125	105,387
Trust receivables	48,401	63,925
Other receivables	24,884	24,752
Total notes and accounts receivable, net	$324,617	$286,968

The following table presents the total valuation allowance and bad debt expense for the following periods:

	Valuation allowance		Bad debt expense
	As of		Three Months Ended June 30,		Six Months Ended June 30,
	June 30, 2020	December 31, 2019
			2020	2019	2020	2019
Notes receivable, net - premium financing program (1)	$112	$95	$62	$47	$111	$116

Accounts and premiums receivable, net	$165	$109	$5	$9	$13	$20

(1)	As of June 30, 2020 and December 31, 2019, there were $370 and $93 in balances classified as 90 days plus past due, respectively.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2020
(in thousands, except share data)

(8) Reinsurance Receivables

The following table presents the effect of reinsurance on premiums written and earned by our insurance business for the following periods:

	Direct amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount - assumed to net
For the Three Months Ended June 30, 2020
Premiums written:
Life insurance	$10,853	$5,610	$328	$5,571	5.9%
Accident and health insurance	18,307	11,643	4,720	11,384	41.5%
Property and liability insurance	159,583	94,957	18,928	83,554	22.7%
Total premiums written	188,743	112,210	23,976	100,509	23.9%

Premiums earned:
Life insurance	16,682	8,935	358	8,105	4.4%
Accident and health insurance	28,336	18,579	3,053	12,810	23.8%
Property and liability insurance	158,646	88,965	16,659	86,340	19.3%
Total premiums earned	$203,664	$116,479	$20,070	$107,255	18.7%

For the Three Months Ended June 30, 2019
Premiums written:
Life insurance	$18,924	$10,353	$444	$9,015	4.9%
Accident and health insurance	32,361	21,105	819	12,075	6.8%
Property and liability insurance	191,868	77,451	18,157	132,574	13.7%
Total premiums written	243,153	108,909	19,420	153,664	12.6%

Premiums earned:
Life insurance	16,654	8,736	404	8,322	4.9%
Accident and health insurance	29,677	19,742	794	10,729	7.4%
Property and liability insurance	143,611	59,732	13,646	97,525	14.0%
Total premiums earned	$189,942	$88,210	$14,844	$116,576	12.7%

For the Six Months Ended June 30, 2020
Premiums written:
Life insurance	$27,427	$14,354	$690	$13,763	5.0%
Accident and health insurance	48,157	30,699	8,241	25,699	32.1%
Property and liability insurance	357,307	211,507	47,728	193,528	24.7%
Total premiums written	432,891	256,560	56,659	232,990	24.3%

Premiums earned:
Life insurance	34,290	18,296	739	16,733	4.4%
Accident and health insurance	60,506	40,097	6,595	27,004	24.4%
Property and liability insurance	331,501	189,915	43,253	184,839	23.4%
Total premiums earned	$426,297	$248,308	$50,587	$228,576	22.1%

For the Six Months Ended June 30, 2019
Premiums written:
Life insurance	$33,835	$18,056	$835	$16,614	5.0%
Accident and health insurance	60,160	39,080	1,566	22,646	6.9%
Property and liability insurance	329,471	129,270	35,160	235,361	14.9%
Total premiums written	423,466	186,406	37,561	274,621	13.7%

Premiums earned:
Life insurance	33,103	17,262	820	16,661	4.9%
Accident and health insurance	60,290	40,365	1,588	21,513	7.4%
Property and liability insurance	288,605	120,542	29,312	197,375	14.9%
Total premiums earned	$381,998	$178,169	$31,720	$235,549	13.5%

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2020
(in thousands, except share data)

The following table presents the components of policy and contract benefits, including the effect of reinsurance on losses and loss adjustment expenses (LAE) incurred:

	Direct amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount - assumed to net
For the Three Months Ended June 30, 2020
Losses Incurred
Life insurance	$10,563	$6,314	$160	$4,409	3.6%
Accident and health insurance	3,918	3,261	1,809	2,466	73.4%
Property and liability insurance	59,442	36,064	6,205	29,583	21.0%
Total losses incurred	73,923	45,639	8,174	36,458	22.4%

	Member benefit claims (1)			12,689
	Total policy and contract benefits			$49,147

For the Three Months Ended June 30, 2019
Losses Incurred
Life insurance	$9,483	$5,615	$194	$4,062	4.8%
Accident and health insurance	3,601	2,789	(81)	731	(11.1)%
Property and liability insurance	53,641	35,175	11,065	29,531	37.5%
Total losses incurred	66,725	43,579	11,178	34,324	32.6%

	Member benefit claims (1)			5,098
	Total policy and contract benefits			$39,422

For the Six Months Ended June 30, 2020
Losses and LAE Incurred
Life insurance	$20,654	$11,988	$281	$8,947	3.1%
Accident and health insurance	7,617	6,303	4,022	5,336	75.4%
Property and liability insurance	126,712	77,298	18,737	68,151	27.5%
Total losses and LAE incurred	154,983	95,589	23,040	82,434	27.9%

	Member benefit claims (1)			27,589
	Total policy and contract benefits			$110,023

For the Six Months Ended June 30, 2019
Losses and LAE Incurred
Life insurance	$19,441	$11,519	$186	$8,108	2.3%
Accident and health insurance	6,931	5,274	140	1,797	7.8%
Property and liability insurance	109,559	70,753	21,406	60,212	35.6%
Total losses and LAE incurred	135,931	87,546	21,732	70,117	31.0%

	Member benefit claims (1)			10,146
	Total policy and contract benefits			$80,263

(1)	Member benefit claims are not covered by reinsurance.

The following table presents the components of the reinsurance receivables:

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2020
(in thousands, except share data)

	As of
	June 30, 2020	December 31, 2019
Prepaid reinsurance premiums:
Life (1)	$67,026	$72,675
Accident and health (1)	56,995	66,393
Property	327,350	286,411
Total	451,371	425,479

Ceded claim reserves:
Life	3,262	3,350
Accident and health	9,963	11,065
Property	73,343	74,384
Total ceded claim reserves recoverable	86,568	88,799
Other reinsurance settlements recoverable	53,095	25,555
Reinsurance receivables (2)	$591,034	$539,833

(1)	Including policyholder account balances ceded.

(2)	Includes $71,337 from the acquired balance sheet of Smart AutoCare. See Note (3) Acquisitions.
The following table presents the aggregate amount included in reinsurance receivables that is comprised of the three largest receivable balances from non-affiliated reinsurers:

As of
June 30, 2020
Total of the three largest receivable balances from non-affiliated reinsurers	$152,803

As of June 30, 2020, the non-affiliated reinsurers from whom our insurance business has the largest receivable balances were: MFI Insurance Company, LTD (A. M. Best Rating: Not rated), Frandisco Property and Casualty Company (A. M. Best Rating: Not rated) and London Life International Reinsurance Corporation (A. M. Best Rating: Not rated). The related receivables of these reinsurers are collateralized by assets on hand, assets held in trust accounts and letters of credit. As of June 30, 2020, the Company does not believe there is a risk of loss due to the concentration of credit risk in the reinsurance program given the collateralization.

(9) Goodwill and Intangible Assets, net

The following table presents identifiable finite and indefinite-lived intangible assets, accumulated amortization, and goodwill by operating segment and/or reporting unit, as appropriate:

	As of June 30, 2020			As of December 31, 2019
	Tiptree Insurance	Other (1)	Total	Tiptree Insurance	Other (1)	Total
Customer relationships	$139,500	$—	$139,500	$53,500	$—	$53,500
Accumulated amortization	(28,375)	—	(28,375)	(24,318)	—	(24,318)
Trade names	13,850	800	14,650	6,750	800	7,550
Accumulated amortization	(3,833)	(400)	(4,233)	(3,273)	(360)	(3,633)
Software licensing	9,300	640	9,940	8,500	640	9,140
Accumulated amortization	(8,580)	(457)	(9,037)	(8,500)	(411)	(8,911)
Insurance policies and contracts acquired	36,500	—	36,500	36,500	—	36,500
Accumulated amortization	(36,181)	—	(36,181)	(36,115)	—	(36,115)
Insurance licensing agreements(2)	13,761	—	13,761	14,261	—	14,261
Intangible assets, net	135,942	583	136,525	47,305	669	47,974
Goodwill	161,658	1,708	163,366	97,439	1,708	99,147
Total goodwill and intangible assets, net	$297,600	$2,291	$299,891	$144,744	$2,377	$147,121

(1)	Other is primarily comprised of mortgage operations.

(2)	Represents intangible assets with an indefinite useful life. Impairment tests are performed at least annually on these assets.

Goodwill

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2020
(in thousands, except share data)

The following table presents the activity in goodwill, by operating segment and/or reporting unit, as appropriate, and includes the adjustments made to the balance of goodwill to reflect the effect of the final valuation adjustments made for acquisitions, as well as the reduction to any goodwill attributable to impairment related charges:

	Tiptree Insurance	Other	Total
Balance at December 31, 2019	$97,439	$1,708	$99,147
Goodwill acquired (1)	64,476	—	64,476
Purchase accounting adjustment (2)	(257)	—	(257)
Balance at June 30, 2020	$161,658	$1,708	$163,366

Accumulated impairments	$—	$699	$699

(1)
Relates to an acquisition in our insurance business as of January 3, 2020 based on the initial valuation, and may be adjusted during the measurement period as permitted under ASC 805. See Note (3) Acquisitions.

(2)	Relates to adjustments during the measurement period as permitted under ASC 805 for the final valuation of acquisition in our insurance business as of July 1, 2019.

The Company conducts annual impairment tests of its goodwill as of October 1. For the three and six months ended June 30, 2020 and 2019, respectively, no impairment was recorded on the Company’s goodwill or intangibles.

Intangible Assets, net

The following table presents the activity, by operating segment and/or reporting unit, as appropriate, in finite and indefinite-lived other intangible assets and includes the adjustments made to the balance to reflect the effect of any final valuation adjustments made for acquisitions, as well as any reduction attributable to impairment-related charges:

	Tiptree Insurance	Other	Total
Balance at December 31, 2019	$47,305	$669	$47,974
Intangible assets acquired (1)	93,700	—	93,700
Purchase accounting adjustment (2)	(300)	—	(300)
Less: amortization expense	(4,763)	(86)	(4,849)
Balance at June 30, 2020	$135,942	$583	$136,525

(1)
Relates to an acquisition in our insurance business as of January 3, 2020 based on the initial valuation, and may be adjusted during the measurement period as permitted under ASC 805. See Note (3) Acquisitions.

(2)	Relates to adjustments during the measurement period as permitted under ASC 805 for the final valuation of acquisition in our insurance business as of July 1, 2019.

The following table presents the amortization expense on finite-lived intangible assets for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Amortization expense on intangible assets	$2,604	$2,014	$4,849	$4,037

The following table presents the amortization expense on finite-lived intangible assets for the next five years by operating segment and/or reporting unit, as appropriate:

	As of June 30, 2020
	Tiptree Insurance	Other	Total
Remainder of 2020	$4,563	$85	$4,648
2021	12,953	171	13,124
2022	14,459	127	14,586
2023	14,198	80	14,278
2024	12,811	80	12,891
2025 and thereafter	63,197	40	63,237
Total	$122,181	$583	$122,764

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2020
(in thousands, except share data)

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

The following table presents the gross notional and fair value amounts of derivatives (on a gross basis) categorized by underlying risk:

	As of June 30, 2020			As of December 31, 2019
	Notional values	Asset derivatives	Liability derivatives	Notional values	Asset derivatives	Liability derivatives
Interest rate lock commitments	$224,628	$10,147	$—	$279,048	$7,336	$—
Forward delivery contracts	57,661	17	—	87,773	36	—
TBA mortgage backed securities	235,000	147	958	235,000	118	428
Other	3,805	746	5	10,360	—	3,330
Total	$521,094	$11,057	$963	$612,181	$7,490	$3,758

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2020
(in thousands, except share data)

(11) Debt, net

The following table presents the balance of the Company’s debt obligations, net of discounts and deferred financing costs.

		Stated interest rate or range of rates		Maximum borrowing capacity as of	As of
Debt Type	Stated maturity date			June 30, 2020	June 30, 2020	December 31, 2019
Corporate debt
Secured revolving credit agreements	October 2020	LIBOR +	1.20%	$75,000	$17,640	$25,000
Secured term credit agreements	February 2025	LIBOR +	6.75%	123,438	123,438	68,210
Preferred trust securities	June 2037	LIBOR +	4.10%	35,000	35,000	35,000
Junior subordinated notes	October 2057	8.50%		125,000	125,000	125,000
Total corporate debt					301,078	253,210
Asset based debt (1)
Asset based revolving financing	April 2021	LIBOR +	2.40%	40,000	27,331	21,576
Residential mortgage warehouse borrowings (2)	August 2020 -	LIBOR +	2.00%	111,000	68,383	90,673
	April 2021	to LIBOR +	3.00%
Vessel backed term loan	November 2024	LIBOR +	4.75%	16,900	16,900	18,000
Total asset based debt					112,614	130,249
Total debt, face value					413,692	383,459
Unamortized discount, net					(2,329)	(198)
Unamortized deferred financing costs					(9,081)	(8,807)
Total debt, net					$402,282	$374,454

(1)	Asset based debt is generally recourse only to specific assets and related cash flows.

(2)	The weighted average coupon rate for residential mortgage warehouse borrowings was 2.67% and 3.83% at June 30, 2020 and December 31, 2019, respectively.

The following table presents the amount of interest expense the Company incurred on its debt for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest expense - corporate debt	$5,902	$4,933	$11,168	$9,927
Interest expense - asset based debt	1,744	1,599	4,029	3,525
Interest expense on debt	$7,646	$6,532	$15,197	$13,452

The following table presents the future maturities of the unpaid principal balance on the Company’s debt for the following period:

As of
June 30, 2020
Remainder of 2020	$62,728
2021	50,626
2022	—
2023	—
2024	16,900
2025 and thereafter	283,438
Total	$413,692

The following narrative is a summary of certain terms of our debt agreements for the period ended June 30, 2020:
Corporate Debt

Secured Revolving Credit Agreement

As of June 30, 2020 and December 31, 2019, a total of $17,640 and $25,000, respectively, was outstanding under the revolving line of credit in our insurance business. In March 2020, the maturity date of this borrowing was extended to July 2020, and in

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2020
(in thousands, except share data)

July 2020 the maturity date was extended to October 2020.

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

The Credit Agreement contains various customary affirmative and negative covenants of the Company, Operating Company and the other Guarantors (subject to customary exceptions), including, but not limited to, limitations on indebtedness, liens, investments and acquisitions, negative pledges, junior payments, conduct of business, transactions with affiliates, dispositions of assets, prepayment of certain indebtedness and limits on guarantees by subsidiaries of Operating Company’s and the Guarantors’ indebtedness. The Credit Agreement also contains a financial covenant which provides that Tiptree will not permit its Corporate Leverage Ratio (as defined in the Credit Agreement) as of the last day of any fiscal quarter to be greater than 450% in 2020 and 2021, 425% after March 31, 2022, 400% after March 31, 2023 and 375% after March 31, 2024.

The Credit Agreement also contains customary mandatory repayment provisions (subject to customary exceptions) and requires that net cash proceeds from the sale by Tiptree and certain of its subsidiaries of capital stock of Invesque be applied to prepay loans until the outstanding principal amount of loans is $62,500, with remaining proceeds subject to reinvestment rights. Prepayments, whether mandatory or voluntary, reduce future scheduled amortization payments in the order they come due. The Credit Agreement also requires the payment of a prepayment fee upon a repricing transaction or equity issuance consummated after the closing date, or the sale of Tiptree Insurance, or any of its material subsidiaries. As of June 30, 2020, a total of $123,438 was outstanding under this agreement.

Pursuant to an Amendment, Assumption and Consent Agreement, dated July 17, 2020 by and among Tiptree, certain of its subsidiaries and Fortress, Tiptree Holdings LLC became the borrower under the Credit Agreement in connection with the Reorganization described in Note (24) Subsequent Events.

Asset Based Debt

Asset Backed Revolving Financing

As of June 30, 2020 and December 31, 2019, a total of $11,460 and $9,840, respectively, was outstanding under the borrowing related to our premium finance business in our insurance business.

As of June 30, 2020 and December 31, 2019, a total of $15,871 and $11,736, respectively, was outstanding under the borrowing related to our warranty service contract finance business in our insurance business.

Residential Mortgage Warehouse Borrowings

In April 2020, a subsidiary in our mortgage business renewed a $60,000 warehouse line of credit, extending the maturity date to April 2021 and establishing a LIBOR floor of 1.0%. Additionally, during March 2020, another warehouse line maturing in August 2020 temporarily raised the maximum borrowing capacity to $65,000, returning to a maximum borrowing capacity of $50,000 in May 2020 and establishing a LIBOR floor of 0.50%. As of June 30, 2020 and December 31, 2019, a total of $68,383 and $90,673, respectively, was outstanding under such financing agreements.

As of June 30, 2020, the Company is in compliance with the representations and covenants for outstanding borrowings or has obtained waivers for any events of non-compliance.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2020
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
June 30, 2020
(in thousands, except share data)

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

The following tables present the Company’s fair value hierarchies for financial assets and liabilities, measured on a recurring basis:

	As of June 30, 2020
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value
Assets:
Available for sale securities, at fair value:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$192,287	$—	$192,287
Obligations of state and political subdivisions	—	40,539	—	40,539

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2020
(in thousands, except share data)

	As of June 30, 2020
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value
Obligations of foreign governments	—	3,035	—	3,035
Certificates of deposit	854	—	—	854
Asset backed securities	—	38,027	504	38,531
Corporate securities	—	70,472	—	70,472
Total available for sale securities, at fair value	854	344,360	504	345,718

Loans, at fair value:
Corporate loans	—	—	6,813	6,813
Mortgage loans held for sale	—	79,458	—	79,458
Total loans, at fair value	—	79,458	6,813	86,271

Equity securities	118,293	—	35	118,328

Other investments, at fair value:
Corporate bonds	—	91,521	—	91,521
Derivative assets	—	910	10,147	11,057
CLOs	—	—	1,516	1,516
Total other investments, at fair value	—	92,431	11,663	104,094

Mortgage servicing rights (included in other assets)	—	—	9,830	9,830

Total	$119,147	$516,249	$28,845	$664,241

Liabilities:
Derivative liabilities (1)	$—	$963	$—	$963
Securities sold, not yet purchased (1)	4,181	45,246	—	49,427
Contingent consideration payable (1)	—	—	200	200

Total	$4,181	$46,209	$200	$50,590

(1)	Included in other liabilities and accrued expenses.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2020
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

The following table presents additional information about assets that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value for the following periods:

	Six Months Ended June 30,
	2020 (1)	2019 (1)
Balance at January 1,	$32,470	$152,845
Net realized gains (losses)	4,028	5,603
Net unrealized gains (losses)	(8,064)	(3,973)
Origination of IRLC	58,529	32,438
Purchases	610	73
Sales	(3,010)	(111,431)
Issuances	—	100
Transfers into Level 3 (1)	—	1,544
Conversions to real estate owned	—	(2,596)
Conversions to mortgage loans held for sale	(55,718)	(29,560)
Balance at June 30,	$28,845	$45,043

Changes in unrealized gains (losses) included in earnings related to assets still held at period end	$(6,600)	$897

(1)
Transfers between Level 2 and 3 were a result of subjecting third party pricing on assets to various liquidity, depth, bid-ask spread and benchmarking criteria as well as assessing the availability of observable inputs affecting their fair valuation.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2020
(in thousands, except share data)

The following is quantitative information about Level 3 assets and liabilities with significant unobservable inputs used in fair valuation.

	Fair Value as of				Actual or Range (Weighted average)
Assets	June 30, 2020	December 31, 2019	Valuation technique	Unobservable input(s)	June 30, 2020			December 31, 2019
IRLCs	$10,147	$7,336	Internal model	Pull through rate	50%	to	95%	50%	to	95%
Mortgage servicing rights	9,830	8,764	External model	Discount rate	10%	to	13%	10%	to	13%
				Cost to service	$75	to	$90	$75	to	$90
				Weighted average prepayment speed	10%	to	58%	7%	to	50%
Total	$19,977	$16,100

Liabilities
Contingent consideration payable - Smart AutoCare	$200	$—	Cash Flow Model	Forecast Cash EBITDA	$20,000	to	$30,000	N/A
			Actuarial Analysis	Assumed Claim Liabilities	$51,000			N/A
Total	$200	$—

The following table presents the carrying amounts and estimated fair values of financial assets and liabilities that are not recorded at fair value and their respective levels within the fair value hierarchy:

	As of June 30, 2020			As of December 31, 2019
	Level within fair value hierarchy	Fair value	Carrying value	Level within fair value hierarchy	Fair value	Carrying value
Assets:
Debentures (1)	2	$16,474	$16,474	2	$15,423	$15,423
Notes and accounts receivable, net	2	59,993	59,993	2	42,192	42,192
Total assets		$76,467	$76,467		$57,615	$57,615

Liabilities:
Debt, net	3	$419,488	$411,363	3	$396,699	$383,261
Total liabilities		$419,488	$411,363		$396,699	$383,261

(1)	Included in other investments.

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
June 30, 2020
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

(13) Liability for Unpaid Claims and Claim Adjustment Expenses

Roll forward of Claim Liability

The following table presents the activity in the net liability for unpaid losses and allocated loss adjustment expenses of short duration contracts for the following periods:

	Six Months Ended June 30,
	2020	2019
Policy liabilities and unpaid claims balance as of January 1,	$144,384	$131,611
Less: liabilities of policy-holder accounts balances, gross	(11,589)	(13,659)
Less: non-insurance warranty benefit claim liabilities	(85)	(94)
Gross liabilities for unpaid losses and loss adjustment expenses	132,710	117,858
Less: reinsurance recoverable on unpaid losses - short duration	(88,599)	(90,016)
Less: other lines, gross	(230)	(227)
Net balance as of January 1, short duration	43,881	27,615

Incurred (short duration) related to:
Current year	73,240	66,225
Prior years	9,104	3,194
Total incurred	82,344	69,419

Paid (short duration) related to:
Current year	40,489	58,876
Prior years	6,528	7,769
Total paid	47,017	66,645

Net balance as of June 30, short duration	79,208	30,389
Plus: reinsurance recoverable on unpaid losses - short duration	66,532	85,377
Plus: other lines, gross	242	247
Gross liabilities for unpaid losses and loss adjustment expenses	145,982	116,013
Plus: liabilities of policy-holder accounts balances, gross	9,274	12,618
Plus: non-insurance warranty benefit claim liabilities (1)	40,524	59
Policy liabilities and unpaid claims balance as of June 30,	$195,780	$128,690

(1)	Primarily relates to Smart AutoCare which was acquired on January 3, 2020. See Note (3) Acquisitions for more information.

The following schedule reconciles the total short duration contracts per the table above to the amount of total losses incurred as presented in the condensed consolidated statement of operations, excluding the amount for member benefit claims:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Short duration incurred	$36,451	$33,921	$82,344	$69,419
Other lines incurred	—	191	—	191
Unallocated loss adjustment expense	7	212	90	507
Total losses incurred	$36,458	$34,324	$82,434	$70,117

For the six months ended June 30, 2020, the Company’s insurance business experienced an increase in prior year case development of $9,104, primarily from its non-standard auto, light commercial and collateral protection lines of business.

For the six months ended June 30, 2019, the Company’s insurance business experienced an increase in prior year case development of $3,194, primarily from its non-standard auto business.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2020
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Motor club revenue	$9,028	$8,844	$18,763	$17,545
Warranty coverage revenue	21,212	7,122	42,430	13,944
Vessel related revenue	4,455	2,332	11,701	5,951
Management fee income	—	—	—	1,267
Other	1,390	2,020	3,091	3,728
Revenue from contracts with customers	$36,085	$20,318	$75,985	$42,435

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

Information on Remaining Performance Obligations
We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at June 30, 2020.

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
June 30, 2020
(in thousands, except share data)

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

The following table presents the activity in the significant deferred assets and liabilities related to revenue from contracts with customers for the six months ended June 30, 2020.

	January 1, 2020			June 30, 2020
	Beginning balance	Additions	Amortizations	Ending balance
Deferred acquisition costs

Motor club revenue	$13,700	$10,996	$14,334	$10,362
Warranty coverage revenue	1,027	25,532	3,417	23,142
Total	$14,727	$36,528	$17,751	$33,504

Deferred revenue
Motor club revenue	$17,910	$14,489	$18,763	$13,636
Warranty coverage revenue (1)	49,368	271,072	42,430	$278,010
Total	$67,278	$285,561	$61,193	$291,646

(1)	Additions include $182,568 from the acquired balance sheet of Smart AutoCare. See Note (3) Acquisitions.

Write-offs were not material for any period presented.

(15) Other Assets and Other Liabilities and Accrued Expenses

Other Assets

The following table presents the components of other assets as reported in the condensed consolidated balance sheets:

	As of
	June 30, 2020	December 31, 2019
Right of use asset - Operating leases (1)	$21,545	$23,832
Furniture, fixtures and equipment, net	13,960	12,305
Income tax receivable	10,547	817
Mortgage servicing rights	9,830	8,764
Prepaid expenses	8,695	8,461
Other	22,198	14,331
Total other assets	$86,775	$68,510

(1)	See Note (21) Commitments and Contingencies for additional information.

The following table presents the depreciation expense related to furniture, fixtures and equipment for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Depreciation expense related to furniture, fixtures and equipment	$759	$680	$1,511	$1,159

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2020
(in thousands, except share data)

Other Liabilities and Accrued Expenses

The following table presents the components of other liabilities and accrued expenses as reported in the condensed consolidated balance sheets:

	As of
	June 30, 2020	December 31, 2019
Accounts payable and accrued expenses	$74,369	$68,829
Operating lease liability (1)	27,384	29,491
Deferred tax liabilities, net	5,071	32,306
Securities sold, not yet purchased	49,427	—
Due to brokers	48,933	1,140
Commissions payable	14,636	9,179
Other	38,372	31,195
Total other liabilities and accrued expenses	$258,192	$172,140

(1)	See Note (21) Commitments and Contingencies for additional information.

(16) Other Revenue and Other Expenses

Other Revenue

The following table presents the components of other revenue as reported in the condensed consolidated statement of operations. Other revenue is primarily generated by Tiptree Capital’s non-insurance activities except as noted in the footnote to the table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Other investment income (1)	$9,683	$9,274	$24,747	$19,155
Gain on sale of businesses (2)	—	7,598	—	7,598
Management fee income	—	—	—	1,267
Other (3)	2,454	1,087	4,444	2,058
Total other revenue	$12,137	$17,959	$29,191	$30,078

(1)	See Note (6) Investments for the components of Other investment income.

(2)	Related to the sale of Telos. See Note (4) Dispositions and Assets Held for Sale.

(3)
Includes $2,373 and $924 for the three months ended June 30, 2020 and 2019, respectively, and $4,258 and $1,765 for the six months ended June 30, 2020 and 2019, respectively, related to Tiptree Insurance.

Other Expenses

The following table presents the components of other expenses as reported in the condensed consolidated statement of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Professional fees	$4,663	$3,662	$11,872	$7,838
General and administrative	5,515	5,259	10,853	10,243
Premium taxes	3,747	3,788	7,545	7,112
Mortgage origination expenses	3,562	3,080	7,138	5,558
Rent and related	3,316	2,942	6,797	6,219
Operating expenses from vessels	2,804	1,408	6,908	3,622
Loss on extinguishment of debt	—	—	353	1,241
Other	1,408	2,277	3,779	4,420
Total other expenses	$25,015	$22,416	$55,245	$46,253

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2020
(in thousands, except share data)

(17) Stockholders’ Equity

Stock Repurchases

The Board of Directors authorized the Company to make repurchases of up to $20,000 of shares of the Company’s outstanding common stock in the aggregate, at the discretion of the Company's Executive Committee. The following table presents the Company’s stock repurchase activity and remaining authorization.

	Six Months Ended June 30, 2020
	Number of shares purchased	Average price per share
Share repurchase plan	842,168	$5.94
Block repurchase plan	500,000	7.00
Total	1,342,168	$6.33

Remaining repurchase authorization		$11,466

Dividends

The Company declared cash dividends per share for the following periods presented below:

	Dividends per share for the
	Six Months Ended June 30,
	2020	2019
First quarter	$0.04	$0.04
Second quarter (1)	0.04	0.04
Total cash dividends declared	$0.08	$0.08

(1)	See Note (24) Subsequent Events for when dividend was declared.

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

Statutory Capital and Surplus

The Company’s insurance company subsidiaries must maintain minimum amounts of statutory capital and surplus as required by regulatory authorities, including the NAIC; their capital and surplus levels exceeded respective minimum requirements as of June 30, 2020 and December 31, 2019.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2020
(in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Ordinary dividends	—	—	$—	$9,001
Extraordinary dividends	—	—	—	1,188
Total dividends	$—	$—	$—	$10,189

			As of
			June 30, 2020	December 31, 2019
Amount available for ordinary dividends of the Company's insurance company subsidiaries			$13,418	$4,527

At June 30, 2020, the maximum amount of dividends that our U.S. domiciled regulated insurance company subsidiaries could pay under applicable laws and regulations without regulatory approval was approximately $13,418. The Company may seek regulatory approval to pay dividends in excess of this permitted amount, but there can be no assurance that the Company would receive regulatory approval if sought.

(18) Accumulated Other Comprehensive Income (Loss)

The following table presents the activity in accumulated other comprehensive income (loss) (AOCI), net of tax, for the following periods:

	Total AOCI (loss) related to Unrealized gains (losses) on AFS securities	Amount attributable to non-controlling interests	Total AOCI (loss) to Tiptree Inc.
Balance at December 31, 2018	$(2,069)	$11	$(2,058)
Other comprehensive income (losses) before reclassifications	4,385	(19)	4,366
Amounts reclassified from AOCI	(820)	—	(820)
Period change	3,565	(19)	3,546
Adoption of accounting standard (1)	(99)	—	(99)
Balance at June 30, 2019	$1,397	$(8)	$1,389

Balance at December 31, 2019	$1,711	$(13)	$1,698
Other comprehensive income (losses) before reclassifications	4,178	(21)	4,157
Amounts reclassified from AOCI	(70)	—	(70)
Period change	4,108	(21)	4,087
Adoption of accounting standard (1)	42	—	42
Balance at June 30, 2020	$5,861	$(34)	$5,827

(1)	Due to adoption of 2018-02 and 2016-13, respectively. See Note (2) Summary of Significant Accounting Policies.

The following table presents the reclassification adjustments out of AOCI included in net income and the impacted line items on the condensed consolidated statement of operations for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,		Affected line item in condensed consolidated statement of operations
Components of AOCI	2020	2019	2020	2019
Unrealized gains (losses) on available for sale securities	$87	$1,046	$91	$1,041	Net realized and unrealized gains (losses)
Related tax (expense) benefit	(20)	(222)	(21)	(221)	Provision for income tax
Net of tax	$67	$824	$70	$820

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2020
(in thousands, except share data)

(19) Stock Based Compensation

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

2017 Equity Plan	Number of shares (1)
Available for issuance as of December 31, 2019	4,765,863
RSU and option awards granted	(929,049)
Available for issuance as of June 30, 2020	3,836,814

(1)	Excludes awards granted under the Company’s subsidiary incentive plans that are exchangeable for Tiptree common stock.

Restricted Stock Units (RSUs)

Tiptree Corporate Incentive Plans

The Company values RSUs at their grant-date fair value as measured by Tiptree’s common stock price. Generally, the Tiptree RSUs vest and become nonforfeitable with respect to one-third of Tiptree shares granted on each of the one, two and three year anniversaries of the date of the grant, and expensed using the straight-line method over the requisite service period.

The following table presents changes to the issuances of RSUs under the 2017 Equity Plan for the periods indicated:

	Number of shares issuable	Weighted average grant date fair value
Unvested units as of December 31, 2019	958,610	$6.23
Granted (1)	503,772	7.16
Vested	(509,236)	6.61
Unvested units as of June 30, 2020	953,146	$6.52

(1)	Includes grants of 34,515 shares of common stock to directors for the six months ended June 30, 2020.

The following tables present the detail of the granted and vested RSUs for the periods indicated:

Granted	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020	Vested	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Directors	25,283	34,515	Directors	25,283	34,515
Employees (1)	—	469,257	Employees	109,737	474,721
Total Granted	25,283	503,772	Total Vested	135,020	509,236
			Taxes	(1,931)	(53,438)
			Exchanged	—	—
			Net Vested	133,089	455,798

(1)	Includes 256,619 shares that vest ratably over three years and 212,638 shares that cliff vest in February 2021.

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
June 30, 2020
(in thousands, except share data)

at the option of the holder, for Tiptree common stock under the 2017 Equity Plan. The service period for certain grants has been achieved and those vested subsidiary awards are currently eligible for exchange. The Company has the option, but not the obligation to settle the exchange right in cash.
The following table presents changes to the issuances of subsidiary awards under the subsidiary incentive plans for the periods indicated:

Grant date fair value of equity shares issuable
Unvested balance as of December 31, 2019	$4,279
Granted	1,110
Vested	(4,230)
Performance assumption adjustment	1,811
Unvested balance as of June 30, 2020	$2,970

The net vested and unvested balance of subsidiary awards (assuming full vesting) translates to an aggregate of 2,643,187 shares of common stock if converted as of June 30, 2020, of which 1,157,399 are vested and eligible for exchange as of June 30, 2020.

Stock Options - Tiptree Corporate

Option awards have been granted to the Executive Committee with an exercise price equal to the fair market value of our common stock on the date of grant. The option awards have a 10-year term and are subject the recipient’s continuous service, a market requirement, and vest one third on each of the three, four and five year anniversaries of the grant date. The market requirement is a book value per share target that can be met at any time before the option expires and it only needs to be met once for the option to remain exercisable for the remainder of its term. If the service condition is met, the full amount of the compensation expense will be recognized over the appropriate vesting period whether the market requirement is met or not. The options granted after 2017 include a retirement provision and are amortized over the lesser of the service condition or expected retirement date. Book value targets for grants in 2020, 2019, 2018, 2017 and 2016 are $11.52, $10.79, $9.97, $10.14 and $8.96, respectively.

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

	Six Months Ended June 30,
Valuation Input	2020		2019
	Assumption	Average	Assumption	Average
Historical volatility	27.60%	N/A	27.69%	N/A
Risk-free rate	1.51%	N/A	2.62%	N/A
Dividend yield	2.20%	N/A	2.21%	N/A
Expected term (years)		7.0		6.5

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2020
(in thousands, except share data)

The following table presents the Company's stock option activity for the current period:

	Options outstanding	Weighted average exercise price (in dollars per stock option)	Weighted average grant date value (in dollars per stock option)	Options exercisable
Balance, December 31, 2019	1,290,342	$6.24	$2.45	—
Granted	425,277	7.25	1.83	—
Balance, June 30, 2020	1,715,619	$6.49	$2.29	—

Weighted average remaining contractual term at June 30, 2020 (in years)	7.6

Stock Based Compensation Expense

The following table presents total stock based compensation expense and the related income tax benefit recognized on the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Employee compensation and benefits	$1,920	$1,515	$3,463	$2,846
Director compensation	133	75	206	152
Income tax benefit	(443)	(344)	(792)	(648)
Net stock based compensation expense	$1,610	$1,246	$2,877	$2,350

Additional information on total non-vested stock based compensation is as follows:

	As of
	June 30, 2020
	Stock options	Restricted stock awards and RSUs
Unrecognized compensation cost related to non-vested awards	$756	$7,076
Weighted - average recognition period (in years)	2.32	2.07

(20) Income Taxes

The following table presents the Company’s provision (benefit) for income taxes reflected as a component of income (loss):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
Total income tax expense (benefit)	$(5)		$3,501		$(21,186)		$4,355

Effective tax rate (ETR)	(0.1)%	(1)	22.3%	(2)	27.4%	(3)	20.9%	(4)

(1)	Lower than the U.S. federal statutory income tax rate of 21% due to the effect of discrete items, including expected refunds arising from the CARES Act.

(2)
Higher than the U.S. federal statutory income tax rate of 21% due to the effect of state taxes and the impact of foreign operations, partially offset by the dividends received deduction and other discrete items.

(3)	Higher than the U.S. federal statutory income tax rate of 21% due to the effect of state rates and other discrete items.

(4)
Slightly lower than the U.S. federal statutory income tax rate of21% due to the effect of state income taxes and the impact of foreign operations, largely offset by the dividends received deduction and other discrete items.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted, implementing numerous changes to tax law including temporary changes regarding the prior and future utilization of net operating losses. During the six months ended June 30, 2020, the Company recorded a $2,402 tax benefit related to the ability to carryback net operating losses to prior periods under the CARES Act, resulting in a decrease of our deferred tax asset of $5,770 and an increase to our current receivable of $8,172. The Company continues to assess the potential tax impacts of this legislation on its financial position and results of operations.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2020
(in thousands, except share data)

(21) Commitments and Contingencies

Operating Leases

All leases are office space leases and are classified as operating leases that expire through 2028. Some of our office leases include the option to extend for up to 5 years or less at management’s discretion. Such extension options were not included in the measurement of the lease liability. Below is a summary of our right of use asset and lease liability as of June 30, 2020:

As of
June 30, 2020
Right of use asset - Operating leases	$21,545

Operating lease liability	$27,384

Weighted-average remaining lease term (years)	6.2

Weighted-average discount rate (1)	7.2%

(1)	Discount rate was determined by applying available market rates to lease obligations based upon their term.

As of June 30, 2020, the approximate aggregate minimum future lease payments required for our lease liability over the remaining lease periods are as follows:

June 30, 2020
Remainder of 2020	$3,694
2021	7,208
2022	5,969
2023	5,324
2024	4,691
2025 and thereafter	11,796
Total minimum payments	38,682
Less: liabilities held for sale	(256)
Less: present value adjustment	(11,042)
Total	$27,384

The following table presents rent expense for the Company’s office leases recorded on the condensed consolidated statements of operations for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Rent expense for office leases	$2,104	$2,065	$4,237	$4,414

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
June 30, 2020
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

The following table presents a reconciliation of basic and diluted net income per common share for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss) before non-controlling interests	$4,439	$12,204	$(56,131)	$16,505
Less:
Net income (loss) attributable to non-controlling interests	623	458	60	834
Net income allocated to participating securities	104	318	—	384
Net income (loss) attributable to common shares	3,712	11,428	(56,191)	15,287

Effect of Dilutive Securities:
Securities of subsidiaries	(195)	(229)	—	(349)
Net income (loss) attributable to common shares - diluted	$3,517	$11,199	$(56,191)	$14,938

Weighted average number of shares of common stock outstanding - basic	33,984,195	34,527,230	34,269,096	34,599,739
Weighted average number of incremental shares of common stock issuable from exchangeable interests and contingent considerations	—	—	—	—
Weighted average number of shares of common stock outstanding - diluted	33,984,195	34,527,230	34,269,096	34,599,739

Basic net income (loss) attributable to common shares	$0.11	$0.33	$(1.64)	$0.44

Diluted net income (loss) attributable to common shares	$0.10	$0.32	$(1.64)	$0.43
(23) Related Party Transactions

Corvid Peak is a related party of the Company because Corvid Peak is deemed to be controlled by Michael Barnes, the Company’s Executive Chairman. Tiptree agreed to invest $75,000 to seed new investment funds to be managed by Corvid Peak, which was completely funded in the first quarter of 2020. The Company will pay Corvid Peak an annual management fee of 1.25% of the net asset value of invested capital and an incentive fee equal to 20% of the net profits, subject to a conventional high water mark. The Company incurred $225 and $235 of management and incentive fees to Corvid Peak for the three months ended June 30, 2020 and 2019, respectively, and $437 and $469 of management and incentive fees to Corvid Peak for the six months ended June 30, 2020 and 2019, respectively.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2020
(in thousands, except share data)

Pursuant to the Transition Services Agreement, Tiptree and Corvid Peak have mutually agreed to provide certain services to one another. Payments under the Transition Services Agreement in the three and six months ended June 30, 2020 and 2019 were not material.

(24) Subsequent Events

To simplify our corporate structure and remove duplicative holding companies, on July 17, 2020, Operating Company merged into Tiptree, with Tiptree as the surviving entity (the “Reorganization”). In connection with the Reorganization, Operating Company contributed all of its assets to Caroline Holdings LLC, which was renamed Tiptree Holdings LLC. Pursuant to an Amendment, Assumption and Consent Agreement, dated July 17, 2020 by and among Tiptree, certain of its subsidiaries and Fortress, Tiptree Holdings LLC became the borrower under the Credit Agreement, dated as of February 21, 2020, by and among Tiptree, certain of its subsidiaries and Fortress.

On August 4, 2020, the Company’s board of directors declared a quarterly cash dividend of $0.04 per share to holders of common stock with a record date of August 24, 2020, and a payment date of August 31, 2020.

On August 4, 2020, Fortegra entered into an Amended and Restated Credit Agreement by and among Fortegra and its subsidiary, LOTS Intermediate Co., as borrowers, the lenders from time to time party thereto, certain of Fortegra’s subsidiaries, as guarantors, and Fifth Third Bank, National Association, as the administrative agent and issuing lender (the “Fortegra Credit Agreement”). The Fortegra Credit Agreement provides for a $200,000 revolving credit facility, all of which is available for the issuance of letters of credit, with a sub-limit of $17,500 for swing loans and matures on August 4, 2023.

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

Summary factors impacting the first half of 2020:

Overall:

•
Book value per share of $9.97 as of June 30, 2020, a decrease of 11.7% (including dividends) from June 30, 2019, primarily driven by the unrealized mark-to-market losses on our investment in Invesque, and equities and other securities held in the insurance investment portfolio.

•	In February 2020, we refinanced our existing facility with Fortress, extending the maturity to February 2025, and increasing the principal amount to $125 million.

•	Cash and cash equivalents of $80.6 million as of June 30, 2020, of which $70.2 million resides outside our statutory insurance subsidiaries.

•	We purchased and retired 1,342,168 shares of our common stock for $8.5 million.

Tiptree Insurance:

•
Gross written premiums year-to-date 2020 were $489.5 million, up 6.2% from the prior year period, driven by growth in warranty and specialty programs, offset by declines in credit protection. Net written premiums were $232.9 million, down 15.2%, driven by a decline in credit protection, offset by growth in warranty and specialty programs.

•
Pre-tax loss in Tiptree Insurance was $13.0 million for the six months ended June 30, 2020, driven primarily by investment mark-to-market losses of $28.0 million on equities, loans, and other securities held at fair value, approximately $12.2 million of which is related to Invesque. While equities, other than Invesque, and other securities held at fair value in our portfolio recovered partially in the second quarter of 2020, the markets remain volatile.

•
Tiptree Insurance Operating EBITDA was $29.0 million for the six months ended June 30, 2020, up $0.5 million from the prior year period, due to improvement in underwriting performance, including the acquisition of Smart AutoCare, partially offset by lower investment income from lower interest rates.

•
In January 2020, we acquired Smart AutoCare, a vehicle warranty solutions provider in the United States. The transaction valued the business at $160 million of enterprise value, representing a multiple of 8.3x modified cash EBITDA (excluding anticipated revenue and expense synergies).

Tiptree Capital:

•
The pretax loss in Tiptree Capital was $48.1 million for the six months ended June 30, 2020, primarily driven by the unrealized mark-to-market loss of $58.4 million on our investment in Invesque. Operating EBITDA grew year over year, driven by the inclusion of all five vessels in our maritime transportation business, and improved results in our specialty finance business from higher loan origination volume and margins.

Our results of operations are affected by a variety of factors including, but not limited to, general economic conditions and GDP growth, market liquidity and volatility, consumer confidence, U.S. demographics, employment and wage growth, business confidence and investment, inflation, interest rates and spreads, the impact of the regulatory environment, and the other factors set forth in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and in Part II, Item 1A in this 10-Q. Generally, our businesses are positively affected by a healthy U.S. consumer, stable to gradually rising interest rates, stable markets and business conditions, and global growth and trade flows. Conversely, rising unemployment, volatile markets, rapidly rising interest rates, changing regulatory requirements and slowing business conditions can have a material adverse effect on our results of operations or financial condition.

In the first half of this year, widespread business closures, travel limitations, and stay-at-home orders due to the global spread of COVID-19 created significant market volatility, uncertainty and economic disruption. Our insurance investment portfolio experienced negative unrealized mark-to-market fair value adjustments as securities and equity markets declined in response to concerns about the economic effects of the social distancing measures associated with mitigation efforts. Despite the unrealized marks, our overall capital position remains strong and we expect to continue to be able to support growth in our Insurance segment, which may be at a slower pace than we have experienced in recent quarters as a result of the current economic disruption. In addition, our investment in Invesque, which is reported at fair value and operates in the seniors housing and skilled nursing industries, continues to be materially negatively affected by the declines in equities in the senior housing sector. In response to the uncertainty in the industry, Invesque announced in early April that it was suspending dividends to conserve liquidity until the impact of COVID-19 on occupancy rates and its operations is better known. While the overall impacts to our business operations to date have been relatively modest, and we have begun to see some improvement in certain of our businesses as sectors of the economy started to re-open later in the quarter, should a widespread economic shutdown reoccur and continue for an extended period, our business could be adversely impacted.

Our insurance business generally focuses on products which have low severity but high frequency loss experiences and are short duration. As a result, the business has historically generated significant fee-based revenues. In general, the types of products we offer tend to have limited aggregation risk and, thus, limited exposure to catastrophic and residual risk. We mitigate our underwriting risk through a combination of reinsurance and retrospective commission structures with our distribution partners and/or third party reinsurers. To mitigate counterparty risk, we ensure our distribution partners’ captive reinsurance entities are over-collateralized with highly liquid investments, primarily cash and cash equivalents. Our insurance results primarily depend on our pricing, underwriting, risk retention and the accuracy of reserves, reinsurance arrangements, returns on invested assets, and policy and contract renewals and run-off. While our insurance operations have historically maintained a relatively stable combined ratio which support steady earnings, our initiatives to change our business mix along with economic factors could generate different results than we have historically experienced. We believe there will continue to be growth opportunities to expand our warranty and specialty programs insurance business model to other niche products and markets.

The economic impact of COVID-19 has caused disruption to certain of our distribution partners’ businesses in our Insurance segment, particularly auto dealerships and retail partners, who rely on brick and mortar outlets to sell their products. Conversely, those same partners have experienced reduced claims, as consumers have reduced miles driven and warranty service calls. Less than 5% of our credit insurance products are exposed to increases in unemployment rates and over 50% of our credit insurance products protect underlying property, claims on which are not related to COVID-19. While we saw volume declines in portions of our credit protection and warranty product lines in response to the reduced economic activity in the second quarter of 2020, as parts of the economy begin to re-open, we believe our overall insurance sales will continue to grow, albeit at a slower pace, in 2020.

Our insurance company investment portfolio primarily serves as a source to pay claims and secondarily as a source of income for our operations. Our investments include fixed maturity securities, loans, credit investment funds, and equity securities. Many of our investments are held at fair value. Changes in fair value for loans, credit investment funds, and equity securities are reported quarterly as unrealized gains or losses in revenues and can be impacted by changes in interest rates, credit risk, or market risk, including specific company or industry factors. Our equity holdings are relatively concentrated. General equity market trends, along with company and industry specific factors, can impact the fair value of our holdings and can result in unrealized gains and losses affecting our results. As mentioned above, the recent market declines due to the COVID-19 pandemic had a negative impact on these securities. While markets have partially recovered since quarter end, any prolonged economic impact from the current environment could result in additional unrealized or realized losses on these securities. In addition, both as part of our insurance company investments and separately in Tiptree Capital, common shares of Invesque represent a significant asset on our condensed consolidated balance sheet. Decreases in the fair value of Invesque’s common stock and changes to its dividend payout levels, which we experienced during the first half of the year, had a significant impact on our results of operations, and could continue to do so should Invesque’s operations continue to be negatively affected as a result of the pandemic.

The maritime transportation industry is highly competitive and fragmented. Demand for shipping capacity is a function of global economic conditions and the related demand for commodities, production and consumption patterns, and affected by events which interrupt production, trade routes, and consumption. The COVID-19 pandemic significantly impacted economic activity in China, the United States, Europe, and across developing markets, reducing demand for oil and other commodities. The sharp reduction in demand negatively affected charter rates for dry-bulk commodities, other than grains, in the first half of the year. The oversupply in oil markets initially led to significant demand for floating storage, increasing charter rates for product tankers. Both of these trends began to reverse late in the second quarter of 2020, with rates for dry bulk vessels improving and rates for product tankers softening. The shipping industry is cyclical with high volatility in charter hire rates and profitability, which can change rapidly as the economic impact of the pandemic and the surplus supply of oil unfolds during the remainder of the year. General global economic conditions, along with company and industry specific factors, are expected to continue to impact the fair value of our vessels and associated operating results.

Our business can also be impacted in various ways by changes in interest rates, which can result in fluctuations in the fair value of our investments, revenues associated with floating rate investments, volume and revenues in our mortgage business and interest expense associated with floating rate debt used to fund many of our operations. The current low interest rate environment benefits our interest cost on debt, although our corporate debt facility with Fortress is subject to a LIBOR floor, which limits further decline in our interest cost at the corporate level. Separately, certain of our investments are LIBOR based, which will result in lower investment income during a period of extended low rates.

RESULTS OF OPERATIONS
The following is a summary of our consolidated financial results for the three and six months ended June 30, 2020 and 2019. In addition to GAAP results, management uses the Non-GAAP measures Operating EBITDA, Adjusted EBITDA and book value per share as measurements of operating performance. Management believes these measures provide supplemental information useful to investors as they are frequently used by the financial community to analyze financial performance, debt service and comparison among companies. Management uses Operating EBITDA as part of its capital allocation process and to assess comparative returns on invested capital. Adjusted EBITDA is also used in determining incentive compensation for the Company’s executive officers. The Company defines Adjusted EBITDA as GAAP net income of the Company adjusted (i) to add back corporate interest expense, consolidated income taxes and consolidated depreciation and amortization expense, (ii) for the effect of purchase accounting, (iii) for non-cash fair value adjustments, and (iv) for any significant non-recurring expenses. Operating EBITDA represents Adjusted EBITDA plus stock based compensation expense, less realized and unrealized gains and losses and less third party non-controlling interests. Operating EBITDA and Adjusted EBITDA are not measurements of financial performance or liquidity under GAAP and should not be considered as an alternative or substitute for GAAP net income. See “Non-GAAP Reconciliations” for a reconciliation of these measures to their GAAP equivalents.

Selected Key Metrics

($ in millions, except per share information)	Three Months Ended June 30,		Six Months Ended June 30,
GAAP:	2020	2019	2020	2019
Total revenues	$199.2	$191.1	$328.9	$375.0
Net income (loss) attributable to common stockholders	$3.8	$11.7	$(56.2)	$15.7
Diluted earnings per share	$0.10	$0.32	$(1.64)	$0.43
Cash dividends paid per common share	$0.040	$0.075	$0.080	$0.075

Non-GAAP: (1)
Operating EBITDA	$22.2	$12.7	$38.0	$25.3
Adjusted EBITDA	$12.6	$22.9	$(58.3)	$37.5
Book value per share	$9.97	$11.47	$9.97	$11.47

(1)	For information relating to Operating and Adjusted EBITDA and book value per share, including a reconciliation to GAAP financials, see “—Non-GAAP Reconciliations.”

Revenues

For the three months ended June 30, 2020, revenues were $199.2 million, which increased $8.1 million, or 4.2% compared to the prior year period primarily due to growth in service and administrative fees. For the six months ended June 30, 2020, revenues were $328.9 million, which decreased $46.1 million, or 12.3% compared to the prior year period, primarily due to net realized and unrealized losses on Invesque and other securities held at fair value. Earned premiums and service and administrative fees were $150.2 million for the three months ended June 30, 2020, up $7.0 million, or 4.9%, and $315.2 million for the six months ended June 30, 2020, up $27.1 million, or 9.4%, driven by growth in warranty service contracts and light commercial specialty programs. Offsetting these increases were net unrealized losses of $6.3 million and $90.2 million for the three and six month periods ended June 30, 2020, on Invesque, other equity holdings, loans at fair value and other securities combined with lower net investment income as a result of lower interest rates.

The combination of unearned premiums and deferred revenues on the balance sheet grew by $306.4 million, or 42.2%, from June 30, 2019 to June 30, 2020 as a result of increased written premiums, primarily in warranty programs, including the acquisition of Smart AutoCare, which contributed $172.7 million of growth in deferred revenues, and in light commercial specialty programs.

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

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net realized and unrealized gains (losses)(1)	$5.6	$8.7	$(19.6)	$10.2
Net realized and unrealized gains (losses) - Invesque	$(11.9)	$3.7	$(70.6)	$6.2

(1)	Excludes Invesque, Mortgage realized and unrealized gains and losses and NPLs.

Net Income (Loss) Attributable to Common Stockholders

For the three months ended June 30, 2020, net income available to common stockholders was $3.8 million, a decrease of $7.9 million. For the six months ended June 30, 2020, net loss available to common stockholders was $56.2 million, a decrease of $71.9 million. The decrease was primarily driven by the same factors that impacted revenues described above.

Operating and Adjusted EBITDA - Non-GAAP

Operating EBITDA for the three months ended June 30, 2020 was $22.2 million, an increase of $9.5 million, or 74.8% from the prior year period, and $38.0 million for the six months ended June 30, 2020, an increase of $12.7 million, or 50.2%. For the three and six months ended June 30, 2020, the key drivers of the increases were improved performance in Tiptree Capital and lower executive incentive compensation accruals at Corporate.

Adjusted EBITDA for the three months ended June 30, 2020 was $12.6 million, a decrease of $10.3 million, and a loss of $58.3 million for the six months ended June 30, 2020, a decrease of $95.8 million. The key drivers of the decreases in the three and six months ended June 30, 2020 were higher unrealized and realized losses on investments in Invesque and the insurance portfolio. See “— Non-GAAP Reconciliations” for a reconciliation of Operating and Adjusted EBITDA to GAAP net income.

Book Value per share - Non-GAAP

Total stockholders’ equity was $347.2 million as of June 30, 2020 compared to $407.1 million as of June 30, 2019. Over the past twelve months, Tiptree returned $14.0 million to shareholders through share repurchases and dividends paid. Book value per share for the period ended June 30, 2020 was $9.97, a decrease from book value per share of $11.47 as of June 30, 2019. The key drivers of the period-over-period reduction were losses per share and dividends paid of $0.16 per share. The decrease was partially offset by the purchase of 1.342 million shares at an average 40% discount to book value.

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

Pre-tax Income

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Tiptree Insurance	$14.1	$12.0	$(13.0)	$20.1
Tiptree Capital	(1.8)	11.7	(48.1)	17.6
Corporate	(7.8)	(7.9)	(16.2)	(16.8)
Pre-tax income (loss)	$4.5	$15.8	$(77.3)	$20.9

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

	As of June 30,
($ in millions)	Invested Capital (1)		Total Capital (1)
	2020	2019	2020	2019
Tiptree Insurance	$332.5	$306.5	$510.2	$466.5
Tiptree Capital	146.1	177.5	146.1	177.5
Corporate	(85.7)	(37.4)	37.6	32.8
Total Tiptree	$392.9	$446.6	$693.9	$676.8

Operating and Adjusted EBITDA

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Tiptree Insurance	$14.7	$14.8	$29.0	$28.5
Tiptree Capital	11.8	3.6	17.9	8.3
Corporate	(4.3)	(5.7)	(8.9)	(11.5)
Operating EBITDA (1)	$22.2	$12.7	$38.0	$25.3
Stock based compensation expense	(1.9)	(1.6)	(3.6)	(3.0)
Vessel depreciation, net of capital expenditures	(1.3)	(0.6)	(2.4)	(1.2)
Realized and unrealized gains (losses) (2)	(6.3)	12.4	(90.2)	16.4
Third party non-controlling interests (4)	(0.1)	—	(0.1)	—
Adjusted EBITDA (1)	$12.6	$22.9	$(58.3)	$37.5

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

The following tables present the insurance segment results for the three and six months ended June 30, 2020 and 2019.

Operating Results

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Gross written premiums	$212.7	$262.6	$489.5	$461.0
Net written premiums	100.4	153.6	232.9	274.6
Revenues:
Net earned premiums	$107.3	$116.5	$228.6	$235.5
Service and administrative fees	42.9	26.7	86.6	52.6
Ceding commissions	4.6	3.1	11.1	5.6
Net investment income	2.3	3.4	5.8	7.7
Net realized and unrealized gains (losses)	5.6	3.7	(28.0)	5.8
Other income	2.4	1.0	4.3	1.8
Total revenues	$165.1	$154.4	$308.4	$309.0
Expenses:
Policy and contract benefits	49.1	39.5	110.0	80.3
Commission expense	67.9	72.7	138.3	147.6
Employee compensation and benefits	15.0	12.1	32.0	24.1
Interest expense	3.6	3.5	7.2	7.6
Depreciation and amortization expense	2.6	2.3	4.9	4.6
Other expenses	12.8	12.3	29.0	24.7
Total expenses	$151.0	$142.4	$321.4	$288.9
Pre-tax income (loss)	$14.1	$12.0	$(13.0)	$20.1

Results

Our insurance operations are currently expanding product lines in an effort to increase written premiums, and commensurately grow the insurance portfolio. As part of this process, the business is investing to grow warranty and specialty programs, including through the acquisition of Smart AutoCare, while maintaining a leading position in our credit protection markets. That, combined with the earnings performance of the investment portfolio, is a key driver in comparing 2020 versus 2019 results. The growth in written premiums, combined with higher retention in select products, has resulted in an increase of unearned premiums and deferred revenue on the balance sheet of $306.4 million, or 42.2%, from $726.2 million as of June 30, 2019 to $1,032.6 million as of June 30, 2020. The first quarter 2020 acquisition of Smart AutoCare represented growth of $172.7 million of deferred revenues for the current period.

Insurance underwriting results improved, driven primarily by increased underwriting margin of $5.1 million, or 14.5% for the three months ended June 30, 2020, and $14.7 million, or 21.7% for the six months ended June 30, 2020.

Pre-tax income was $14.1 million for the three months ended June 30, 2020, an increase of $2.1 million. The primary driver of the increase was improved service and administrative fees of $16.2 million, partially offset by declines in net earned premiums, and increased operating expenses from the acquisition of SmartAutoCare.

Pre-tax loss was $13.0 million for the six months ended June 30, 2020, a decrease of $33.1 million. The primary drivers of the decrease were net realized and unrealized losses of $28.0 million in the six months ended June 30, 2020 versus gains of $5.8 million for the six months ended June 30, 2019, primarily related to Invesque, and other equities and loans held at fair value in the portfolio, offset by growth in service and administrative fees.

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

For the three months ended June 30, 2020, total revenues were $165.1 million, up $10.7 million, or 6.9%, primarily driven by increases in service and administrative fees of $16.2 million, partially offset by declines in net earned premiums of $9.2 million.

For the six months ended June 30, 2020, total revenues were $308.4 million, down $0.6 million, or 0.2%, primarily driven by net realized and unrealized losses on the investment portfolio of $28.0 million, compared to $5.8 million of gains in the 2019 period, a decrease of $33.8 million. See “—Tiptree Insurance Investment Portfolio” for a further discussion of the investment results.

For the three and six months ended June 30, 2020, there was a decrease in earned premiums of $9.2 million, or 7.9%, and $6.9 million, or 2.9%, respectively, driven by warranty programs. For the three and six months ended June 30, 2020, there was an increase in service and administrative fees of $16.2 million, or 60.7%, and $34.0 million, or 64.6%, respectively. The increase was driven by growth in warranty programs due to the acquisition of Smart AutoCare.

Expenses

Total expenses include policy and contract benefits, commissions expense and operating expenses. For the three months ended June 30, 2020, total expenses were $151.0 million, up $8.6 million, or 6.0%, and for the six months ended June 30, 2020, total expenses were $321.4 million, up $32.5 million, or 11.2%, primary driven by increases in policy and contract benefits and employee compensation and benefits, partially offset by reduced commission expense, including impacts from the acquisition of Smart AutoCare.

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

For the three months ended June 30, 2020, policy and contract benefits were $49.1 million, up $9.6 million, or 24.3%, and for the six months ended June 30, 2020, policy and contract benefits were $110.0 million, up $29.7 million, or 37%, primarily as a result of growth in written premiums and the acquisition of Smart AutoCare.

Commission expense is incurred on most product lines, the majority of which are retrospective commissions paid to agents, distributors and retailers selling our products, including credit insurance policies, warranty and mobile device protection service contracts, and motor club memberships. When claims increase, in most cases our distribution partners bear the risk through a reduction in their retrospective commissions. Credit insurance commission rates are, in many cases, set by state regulators and are also impacted by market conditions and retention levels.

Total commission expense for the three months ended June 30, 2020 was $67.9 million, down $4.8 million, or 6.6%, and for the six months ended June 30, 2020 was $138.3 million, down $9.3 million, or 6.3%, primarily due to a combination of higher claims borne by our distribution partners, through a reduction of retrospective commissions, and the ceding of a portion of our credit protection insurance book at year-end 2019.

Operating expenses include employee compensation and benefits, interest expense, depreciation and amortization expense and other expenses. For the three months ended June 30, 2020, employee compensation and benefits were $15.0 million, up $2.9 million, or 24.0%, and for the six months ended June 30, 2020, employee compensation and benefits were $32.0 million, up $7.9 million, or 32.8%, primarily from increased headcount in connection with the acquisition of Smart AutoCare. Interest expense of $3.6 million in the three months ended June 30, 2020 increased by $0.1 million, or 2.9%, primarily from higher average outstanding balances. Interest expense of $7.2 million in the six months ended June 30, 2020 decreased by $0.4 million, or 5.3%, primarily from reduced interest rates. Other expenses for the three months ended June 30, 2020 were $12.8 million, up $0.5 million, or 4.1%, and for the six months ended June 30, 2020 were $29.0 million, up $4.3 million, or 17.4%, primarily from higher premium taxes due to growth in written premiums and professional fees incurred in connection with the acquisition.

Key Operating Metrics and Non-GAAP Operating Results

Gross & Net Written Premiums

Gross written premiums represent total premiums from insurance policies and warranty service contracts written during a reporting period. Net written premiums are gross written premiums less that portion of premiums ceded to third party reinsurers or PORCs. The amount ceded is based on the individual reinsurance agreements. Net earned premiums are the earned portion of our net written premiums. At the end of each reporting period, premiums written that are not earned are classified as unearned premiums, which are earned in subsequent periods over the remaining term of the policy.

Written Premium Metrics

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	Gross Written Premiums		Net Written Premiums		Gross Written Premiums		Net Written Premiums
Insurance Products:	2020	2019	2020	2019	2020	2019	2020	2019
Credit protection	$106.2	$158.3	$57.9	$100.7	$264.7	$290.6	$139.7	$189.7
Warranty	49.8	68.6	19.9	38.3	119.3	110.2	51.4	61.1
Specialty	56.7	35.7	22.6	14.6	105.5	60.2	41.8	23.8
Total	$212.7	$262.6	$100.4	$153.6	$489.5	$461.0	$232.9	$274.6
Total gross written premiums for the three months ended June 30, 2020 were $212.7 million, which represented a decrease of $49.9 million, or 19.0%. The decline was driven by credit protection and warranty product volumes related to the impact of COVID-19, offset by an increase of specialty programs. Total gross written premiums for the six months ended June 30, 2020 were $489.5 million, which represented an increase of $28.5 million, or 6.2%. The increase was driven by growth in warranty and specialty programs, offset by a decrease in credit protection due to declines in volumes related to the impact of COVID-19.

Total net premiums written for the three months ended June 30, 2020 were $100.4 million, down $53.2 million, or 34.6%, and for the six months ended June 30, 2020 were $232.9 million, down $41.7 million, or 15.2%, driven by decreases in warranty and credit protection, offset by an increase in specialty programs. The amount of business retained for the six months ended June 30, 2020 was 47.6%, down from 59.6% in the prior year period, as we ceded a portion of our credit protection policies at year-end 2019.

We believe our warranty service contracts and light commercial programs provide opportunity for growth through expanded product offerings, new clients and geographic expansion. While we continue to expect growth in these areas, we expect the rate of increase could be dampened in 2020 as a result of the disruption in the economy, particularly from effects on retail and auto dealerships, related to COVID-19.

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

Underwriting Revenues and Underwriting Margin - Non-GAAP(1)

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	Underwriting Revenues		Underwriting Margin		Underwriting Revenues		Underwriting Margin
Insurance products:	2020	2019	2020	2019	2020	2019	2020	2019
Credit protection	$90.9	$107.3	$20.0	$22.5	$193.5	$213.7	$40.9	$42.0
Warranty	42.2	26.4	13.9	7.9	90.2	54.9	28.5	16.4
Specialty	20.8	11.2	3.0	2.3	40.8	22.1	6.9	4.3
Services and other	3.3	2.4	3.3	2.4	6.1	4.8	6.0	4.9
Total	$157.2	$147.3	$40.2	$35.1	$330.6	$295.5	$82.3	$67.6

(1)	For further information relating to the Company’s underwriting margin, including a reconciliation to GAAP financials, see “—Non-GAAP Reconciliations.”

Underwriting margin for the three months ended June 30, 2020 was $40.2 million, up $5.1 million, or 14.5%, and for the six months ended June 30, 2020 was $82.3 million, up $14.7 million, or 21.7%. Credit protection underwriting margin was $20.0 million for the three months ended June 30, 2020, a decrease of $2.5 million, or 11.1%, and $40.9 million for the six months ended June 30, 2020, a decrease of $1.1 million, or 2.6%. Credit protection was impacted by lower sales volumes in the second quarter of 2020, which we believe was related to reduced consumer lending activity as a result of stimulus payments received and social distancing measures associated with COVID-19. Underwriting margin for warranty products for the three months ended June 30, 2020 was $13.9 million, up $6.0 million, or 75.9%, and for the six months ended June 30, 2020 was $28.5 million, up $12.1 million, or 73.8%, driven primarily by the acquisition of Smart AutoCare. Specialty underwriting margin for the three months ended June 30, 2020 was $3.0 million, up $0.7 million, or 30.4%, and for the six months ended June 30, 2020 was $6.9 million, up $2.6 million, or 60.5%, driven by growth in our light commercial specialty programs. Services and other contributed $3.3 million in the three months ended June 30, 2020, which was up $0.9 million, or 37.5%, and $6.0 million in the six months ended June 30, 2020, which was up $1.1 million, or 22.4%.

Invested Capital, Total Capital, Operating EBITDA and Insurance Operating Ratios

We use the combined ratio as an operating metric to evaluate our insurance underwriting performance, both overall and relative to peers. Expressed as a percentage, it represents the relationship of policy and contract benefits, commission expense (net of ceding commissions), employee compensation and benefits, and other expenses to net earned premiums, service and administrative fees, and other income (excluding returns on the investment portfolio). Investors use this ratio to evaluate the ability of insurers to profitably underwrite the risks they assume over time and manage operating costs. A combined ratio less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss. The below table outlines the insurance operating ratios, capital invested and the drivers of Operating EBITDA split between underwriting and investments, as management evaluates the return on the investment portfolio separately from the returns from underwriting activities.

Invested Capital, Total Capital, Operating EBITDA and Operating Ratios - Non-GAAP(1)

($ in millions)			As of June 30,
			2020	2019
Invested Capital(1)			$332.5	$306.5
Total Capital(1)			$510.2	$466.5

	Three Months Ended June 30,		Six Months Ended June 30,
Operating EBITDA drivers:	2020	2019	2020	2019
Underwriting	$12.4	$10.9	$23.5	$20.5
Investments	2.3	3.9	5.5	8.0
Tiptree Insurance Operating EBITDA(1)	$14.7	$14.8	$29.0	$28.5
Insurance operating ratios:
Combined ratio	91.8%	92.7%	92.6%	93.2%

(1)	For further information relating to the Company’s Operating EBITDA, Invested and Total Capital, and combined ratio, including a reconciliation to GAAP financials, see “—Non-GAAP Reconciliations.”

The combined ratio was 91.8% for the three months ended June 30, 2020, compared to 92.7% for the prior year period, and 92.6% for the six months ended June 30, 2020, compared to 93.2% for the prior year period. The ratio was relatively stable period-over-period, driven by consistent margins across our product offerings. See “—Insurance Investment Portfolio” for a further discussion of the investment results and “—Non-GAAP Reconciliations” for a reconciliation to GAAP pre-tax income.

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

Tiptree Insurance Investment Portfolio - Non-GAAP

($ in millions)			As of June 30,
			2020	2019
Cash and cash equivalents (1)			$47.8	$124.0
Available for sale securities, at fair value			345.7	269.1
Equity securities			83.3	55.9
Corporate bonds, at fair value			91.5	—
Loans, at fair value (2)			6.8	23.5
Real estate, net			1.8	7.0
Other investments			18.2	9.2
Securities sold, not yet purchased			(49.4)	—
Net investments			$545.7	$488.7

(1) Cash and cash equivalents, plus restricted cash, net of due from/due to brokers and investment portfolio debt, see “—Non-GAAP Reconciliations”, for a reconciliation to GAAP financials.
(2) Loans, at fair value, net of asset based debt, see “—Non-GAAP Reconciliations”, for a reconciliation to GAAP financials.

Tiptree Insurance Net Investment Portfolio Income - Non-GAAP

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net investment income	$2.3	$3.4	$5.8	$7.7
Other income	—	0.3	—	0.5
Realized gains (losses)	1.8	3.4	(15.2)	3.6
Unrealized gains (losses)	3.8	0.3	(12.8)	2.2
Unrealized gains (losses) on available for sale securities	4.9	1.5	5.3	4.6
Interest expense	—	—	—	(0.6)
Net portfolio income (loss)	$12.8	$8.9	$(16.9)	$18.0
Portfolio return % (1)	2.4%	1.9%	(3.1)%	3.8%

(1)
Portfolio return % represents the ratio of net investment income, realized and unrealized gains (losses) (including realized and unrealized gains (losses) on available for sale securities included in AOCI), less investment portfolio interest expense to the average of the prior two quarters total investments less investment portfolio debt plus cash.

Net investments of $545.7 million have grown 11.7% from June 30, 2019 through a combination of organic growth in written premiums and the acquisition of Smart AutoCare.

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

For the three months ended June 30, 2020, the net investment portfolio income was $12.8 million, up $3.9 million from the 2019 period. For the six months ended June 30, 2020, the net investment portfolio loss was $16.9 million, down $34.9 million from the 2019 period, due to realized and unrealized losses. Net investment income was $2.3 million for the three months ended June

30, 2020, down $1.1 million, or 32.4%, and was $5.8 million for the six months ended June 30, 2020, down $1.9 million, or 24.7%, driven primarily by our efforts to reduce exposure to levered credit through the sale of loans held at fair value, combined with an overall decline in LIBOR rates. For the three and six months ended June 30, 2020, fair market value changes on equities and other securities carried at fair value resulted in unrealized and realized gains of $5.6 million and losses of $28.0 million, respectively, compared to gains of $3.7 million and $5.8 million in the three and six month 2019 periods, respectively. The portfolio return for the three months increased from 1.9% to 2.4% as a result of unrealized gains in the 2020 period. The portfolio return for the six months decreased from 3.8% in the 2019 periods to negative 3.1% in the 2020 period driven by lower net investment income and realized and unrealized losses in the six months ended June 30, 2020, compared to unrealized gains in the prior year.

Tiptree Capital

Tiptree Capital consists of our non-insurance operating businesses and investments. As of June 30, 2020, Tiptree Capital includes our Invesque shares, maritime transportation operations, and mortgage operations. We manage Tiptree Capital on a total return basis, balancing current cash flow and long-term value appreciation.

The following table summarizes total revenues and pre-tax income from Tiptree Capital.

Operating Results

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total revenues	$34.3	$36.7	$20.6	$66.0
Pre-tax income (loss)	$(1.8)	$11.7	$(48.1)	$17.6

Drivers of pre-tax income

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Asset management fees and credit investments	$—	$7.5	$—	$8.0
Maritime transportation	$(0.2)	$—	$1.0	$0.5
Specialty finance and other	$8.2	$(1.4)	$6.7	$(1.1)
Senior living (Invesque)(1)	$(9.9)	$5.6	$(55.9)	$10.2

(1)
Includes $0.0 million of dividends (due to the suspension of Invesque’s dividend announced in April 2020) and $9.9 million of unrealized losses for the three months ended June 30, 2020, and $2.6 million of dividends and $3.0 million of unrealized gains for the three months ended June 30, 2019. Includes $2.5 million of dividends and $58.4 million of unrealized losses for the six months ended June 30, 2020, and $5.1 million of dividends and $5.1 million of unrealized gains for the six months ended June 30, 2019.

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

Revenues for the three months ended June 30, 2020 were $34.3 million, a decrease of $2.4 million from the prior year period, and revenues for the six months ended June 30, 2020 were $20.6 million, a decrease of $45.4 million from the prior year period. Components of revenue for the three months ended June 30, 2020 include $39.6 million in specialty finance and $4.6 million from maritime transportation, which were offset by negative marks on Invesque of $9.9 million. Components of revenue for the six months ended June 30, 2020 include $64.7 million in specialty finance, $11.8 million from maritime transportation, and $2.5 million of Invesque dividends, which were partially offset by negative marks on Invesque of $58.4 million.

Pre-tax loss for the three months ended June 30, 2020 was $1.8 million, compared to income of $11.7 million in the 2019 period, and pre-tax loss for six months ended June 30, 2020 was $48.1 million, compared to income of $17.6 million in the 2019 period. The primary driver of the decreases were unrealized losses on our investment in Invesque, partially offset by improved performance in specialty finance. For the three months ended June 30, 2020, we received no dividends from Invesque, which suspended its dividend in April 2020, and incurred $9.9 million of unrealized losses compared to $2.6 million of dividends and $3.0 million of unrealized gains in the 2019 period. For the six months ended June 30, 2020, we received $2.5 million of dividends from Invesque and incurred $58.4 million of unrealized losses compared to $5.1 million of dividends and $5.1 million of unrealized gains in the 2019 period. Pre-tax income from specialty finance improved by $9.6 million for the three months ended June 30, 2020, and improved $7.8 million for the six months ended June 30, 2020, primarily driven by higher volumes and margins associated with a lower mortgage interest rate environment.

Tiptree Capital - Invested Capital and Operating EBITDA - Non-GAAP(1)

($ in millions)	Invested Capital(1)		Operating EBITDA(1)
	As of June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019	2020	2019
Senior living (Invesque)	$35.2	$100.5	$—	$2.6	$2.5	$5.1
Maritime transportation	74.1	48.7	1.2	0.6	3.7	1.7
Specialty finance and other	36.8	28.3	10.6	0.4	11.7	1.5
Total	$146.1	$177.5	$11.8	$3.6	$17.9	$8.3

(1)	For information relating to Invested Capital and Operating EBITDA, including a reconciliation to GAAP financials, see “—Non-GAAP Reconciliations.”

Invested Capital

Invested Capital decreased from $177.5 million as of June 30, 2019 to $146.1 million as of June 30, 2020, primarily due to unrealized losses as a result of the decline in Invesque’s share price, offset by the purchase of two additional vessels in the third and fourth quarter of 2019 for a net aggregate purchase price of $38.8 million, and improved earnings in specialty finance.

Operating EBITDA

Operating EBITDA increased $8.2 million, or 227.8%, to $11.8 million for the three months ended June 30, 2020, and $9.6 million, or 115.7%, to $17.9 million for the six months ended June 30, 2020. The key driver of the Operating EBITDA increases were the improvement within specialty finance driven by increased mortgage volumes and margins. See “— Non-GAAP Reconciliations” for a reconciliation to GAAP net income.

Corporate

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Employee compensation and benefits	$1.7	$1.5	$3.8	$3.3
Employee incentive compensation expense	1.0	3.0	2.4	5.0
Interest expense	2.7	1.6	4.7	3.2
Depreciation and amortization expense	0.2	0.1	0.4	0.2
Other expenses	2.2	1.7	4.9	5.1
Total expenses	$7.8	$7.9	$16.2	$16.8
Results

Corporate expenses include expenses of the holding company for interest expense, employee compensation and benefits, and public company and other expenses. Corporate employee compensation and benefits includes the expense of management, legal and accounting staff. Other expenses primarily consisted of audit and professional fees, insurance, office rent and other related expenses.

Employee compensation and benefits, including incentive compensation expense, decreased $1.8 million and $2.1 million for the three and six months ended June 30, 2020, respectively, driven primarily by a reduction in employee incentive compensation. Interest expense for the three and six months ended June 30, 2020 was $2.7 million and $4.7 million, respectively, an increase of $1.1 million and $1.5 million from the same periods in the prior year, driven by a higher average outstanding balance during the 2020 periods. As of June 30, 2020, the outstanding borrowing was $123.4 million, compared to $70.2 million at June 30, 2019.

Provision for Income Taxes

The total income tax benefit of $21.2 million for the six months ended June 30, 2020 and total income tax expense of $4.4 million for the six months ended June 30, 2019 are reflected as components of net income (loss).

For the three months ended June 30, 2020, the Company’s effective tax rate was equal to (0.1)%. The effective rate for the three months ended June 30, 2020 was lower than the U.S. federal statutory income tax rate of 21.0%, primarily from the impact of expected refunds arising from the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). For the three months ended June 30, 2019, the Company’s effective tax rate was equal to 22.3%. The effective rate for the three months ended June 30, 2019 was higher than the statutory rate of 21.0%, primarily due to the dividends received deduction and other discrete items.

For the six months ended June 30, 2020, the Company’s effective tax rate was equal to 27.4%. The effective rate for the six months ended June 30, 2020 was higher than the U.S. federal statutory income tax rate of 21.0%, primarily from the impact of state rates and other discrete items. For the six months ended June 30, 2019, the Company’s effective tax rate was equal to 20.9%. The effective rate for the six months ended June 30, 2019 was lower than the statutory rate of 21.0%, primarily due to the dividends received deduction and other discrete items.

On March 27, 2020, the CARES Act was enacted, implementing numerous changes to tax law including temporary changes regarding the prior and future utilization of net operating losses. During the six months ended June 30, 2020, the Company recorded a $2.4 million tax benefit related to the ability to carry back net operating losses to prior periods under the CARES Act, resulting in a decrease of our deferred tax asset of $5.8 million and increase to our current receivable of $8.2 million. The Company continues to assess the potential tax impacts of this legislation on its financial position and results of operations.

Balance Sheet Information - as of June 30, 2020 compared to the year ended December 31, 2019

Tiptree’s total assets were $2,480.5 million as of June 30, 2020, compared to $2,198.3 million as of December 31, 2019. The $282.2 million increase in assets is primarily attributable to the growth in our Insurance segment, in particular the acquisition of Smart AutoCare.

Total stockholders’ equity was $347.2 million as of June 30, 2020, compared to $411.4 million as of December 31, 2019, primarily driven by the net loss, stock repurchases and dividends. As of June 30, 2020, there were 33,676,183 shares of common stock outstanding, as compared to 34,562,553 as of December 31, 2019.

The following table is a summary of certain balance sheet information:

	As of June 30, 2020
($ in millions)	Tiptree Insurance	Tiptree Capital	Corporate	Total
Total assets	$2,084.7	$363.9	$31.9	$2,480.5

Corporate debt	$177.6	$—	$123.4	$301.0
Asset based debt	27.3	85.3	—	112.6

Tiptree Inc. stockholders’ equity	$275.4	$146.1	$(85.7)	$335.8
Non-controlling interests - Other	8.8	2.6	—	11.4
Total stockholders’ equity	$284.2	$148.7	$(85.7)	$347.2

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

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss) attributable to common stockholders	$3.8	$11.8	$(56.2)	$15.7
Add: net (loss) income attributable to non-controlling interests	0.7	0.4	0.1	0.8
Income (loss)	$4.5	$12.2	$(56.1)	$16.5
Corporate debt related interest expense(1)	5.9	4.9	11.2	9.9
Consolidated income tax expense (benefit)	—	3.5	(21.2)	4.4
Depreciation and amortization expense(2)	4.3	3.1	8.1	6.1
Non-cash fair value adjustments(3)	(2.2)	(0.8)	(3.0)	(1.4)
Non-recurring expenses(4)	0.1	—	2.7	2.0
Adjusted EBITDA	$12.6	$22.9	$(58.3)	$37.5
Add: Stock based compensation expense	1.9	1.6	3.6	3.0
Add: Vessel depreciation, net of capital expenditures	1.3	0.6	2.4	1.2
Less: Realized and unrealized gains (losses)(5)	(6.3)	12.4	(90.2)	16.4
Less: Third party non-controlling interests(6)	(0.1)	—	(0.1)	—
Operating EBITDA	$22.2	$12.7	$38.0	$25.3
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

(3)	For our maritime transportation operations, depreciation and amortization is deducted as a reduction in the value of the vessel.
(4)	Acquisition, start-up and disposition costs, including debt extinguishment, legal, taxes, banker fees and other costs.
(5)	Adjustment excludes Mortgage realized and unrealized gains and losses - Performing and NPLs, as those are recurring in nature and align with those business models.
(6)	Removes the Operating EBITDA associated with third party non-controlling interests. Does not remove the non-controlling interests related to employee-based shares.

Adjusted EBITDA and Operating EBITDA - Non-GAAP

The tables below present Adjusted EBITDA and Operating EBITDA by business component.

	Three Months Ended June 30, 2020
($ in millions)	Tiptree Insurance	Tiptree Capital	Corporate Expenses	Total
Pre-tax income/(loss) from continuing operations	$14.1	$(1.8)	$(7.8)	$4.5
Adjustments:
Corporate debt related interest expense(1)	3.2	—	2.7	5.9
Depreciation and amortization expenses(2)	2.6	1.5	0.2	4.3
Non-cash fair value adjustments(3)	—	(2.2)	—	(2.2)
Non-recurring expenses(4)	0.1	—	—	0.1
Adjusted EBITDA	$20.0	$(2.5)	$(4.9)	$12.6
Add: Stock-based compensation expense	0.5	0.8	0.6	1.9
Add: Vessel depreciation, net of capital expenditures	—	1.3	—	1.3
Less: Realized and unrealized gain (loss)(5)	5.8	(12.1)	—	(6.3)
Less: Third party non-controlling interests(6)	—	(0.1)	—	(0.1)
Operating EBITDA	$14.7	$11.8	$(4.3)	$22.2

	Six Months Ended June 30, 2020
($ in millions)	Tiptree Insurance	Tiptree Capital	Corporate Expenses	Total
Pre-tax income (loss)	$(13.0)	$(48.1)	$(16.2)	$(77.3)
Adjustments:
Corporate debt related interest expense(1)	6.5	—	4.7	11.2
Depreciation and amortization expense (2)	4.8	2.9	0.4	8.1
Non-cash fair value adjustments(3)	—	(3.0)	—	(3.0)
Non-recurring expenses(4)	2.3	—	0.4	2.7
Adjusted EBITDA	$0.6	$(48.2)	$(10.7)	$(58.3)
Add: Stock based compensation expense	0.8	1.0	1.8	3.6
Add: Vessel depreciation, net of capital expenditures	—	2.4	—	2.4
Less: Realized and unrealized gains (losses)(5)	(27.6)	(62.6)	—	(90.2)
Less: Third party non-controlling interests(6)	—	(0.1)	—	(0.1)
Operating EBITDA	$29.0	$17.9	$(8.9)	$38.0

	Three Months Ended June 30, 2019
($ in millions)	Tiptree Insurance	Tiptree Capital	Corporate Expenses	Total
Pre-tax income/(loss) from continuing operations	$12.0	$11.7	$(7.9)	$15.8
Adjustments:
Corporate debt related interest expense(1)	3.3	—	1.6	4.9
Depreciation and amortization expenses(2)	2.1	0.8	0.1	3.0
Non-cash fair value adjustments(3)	—	(0.8)	—	(0.8)
Non-recurring expenses(4)	0.1	0.2	(0.3)	—
Adjusted EBITDA	$17.5	$11.9	$(6.5)	$22.9
Add: Stock-based compensation expense	0.7	0.1	0.8	1.6
Add: Vessel depreciation, net of capital expenditures	—	0.6	—	0.6
Less: Realized and unrealized gain (loss)(5)	3.4	9.0	—	12.4
Operating EBITDA	$14.8	$3.6	$(5.7)	$12.7

	Six Months Ended June 30, 2019
($ in millions)	Tiptree Insurance	Tiptree Capital	Corporate Expenses	Total
Pre-tax income (loss)	$20.1	$17.6	$(16.8)	$20.9
Adjustments:
Corporate debt related interest expense(1)	6.7	—	3.2	9.9
Depreciation and amortization expense(2)	4.3	1.6	0.2	6.1
Non-cash fair value adjustments(3)	—	(1.4)	—	(1.4)
Non-recurring expenses(4)	1.4	0.2	0.4	2.0
Adjusted EBITDA	$32.5	$18.0	$(13.0)	$37.5
Add: Stock based compensation expense	1.3	0.2	1.5	3.0
Add: Vessel depreciation, net of capital expenditures	—	1.2	—	1.2
Less: Realized and unrealized gains (losses)(5)	5.3	11.1	—	16.4
Operating EBITDA	$28.5	$8.3	$(11.5)	$25.3

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

(3)	For our maritime transportation operations, depreciation and amortization is deducted as a reduction in the value of the vessel.
(4)	Acquisition, start-up and disposition costs, including debt extinguishment, legal, taxes, banker fees and other costs.
(5)	Adjustment excludes Mortgage realized and unrealized gains and losses - Performing and NPLs, as those are recurring in nature and align with those business models.
(6)	Removes the Operating EBITDA associated with third party non-controlling interests. Does not remove the non-controlling interests related to employee-based shares.

Book Value per share - Non-GAAP

Management believes the use of this financial measure provides supplemental information useful to investors as book value is frequently used by the financial community to analyze company growth on a relative per share basis. The following table provides a reconciliation between total stockholders’ equity and total shares outstanding, net of treasury shares.

($ in millions, except per share information)	As of June 30,
	2020	2019
Total stockholders’ equity	$347.2	$407.1
Less: Non-controlling interests	11.4	11.0
Total stockholders’ equity, net of non-controlling interests	$335.8	$396.1

Total common shares outstanding	33.7	34.5

Book value per share	$9.97	$11.47

Invested & Total Capital - Non-GAAP

Invested Capital represents its total cash investment, including any re-investment of earnings, and acquisition costs, net of tax. Total Capital represents Invested Capital plus corporate debt.

($ in millions)	As of June 30,
	2020	2019
Total stockholders’ equity	$347.2	$407.1
Less: Non-controlling interests	11.4	11.0
Total stockholders’ equity, net of non-controlling interests - other	$335.8	$396.1
Plus: Tiptree Insurance accumulated depreciation and amortization, net of tax	53.1	46.3
Plus: Acquisition costs	4.0	4.2
Invested Capital	$392.9	$446.6
Plus: Corporate debt	301.0	230.2
Total Capital	$693.9	$676.8

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

The following table provides a reconciliation between underwriting margin and pre-tax income for the following periods:

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Revenues:	2020	2019	2020	2019
Net earned premiums	$107.3	$116.5	$228.6	$235.5
Service and administrative fees	42.9	26.7	86.6	52.6
Ceding commissions	4.6	3.1	11.1	5.6
Other income	2.4	1.0	4.3	1.8
Underwriting revenues - Non-GAAP	$157.2	$147.3	$330.6	$295.5
Less underwriting expenses:
Policy and contract benefits	49.1	39.5	110.0	80.3
Commission expense	67.9	72.7	138.3	147.6
Underwriting margin - Non-GAAP	$40.2	$35.1	$82.3	$67.6
Less operating expenses:
Employee compensation and benefits	15.0	12.1	32.0	24.1
Other expenses (excluding non-recurring expenses)	12.7	12.3	26.7	23.5
Combined Ratio	91.8%	92.7%	92.6%	93.2%
Plus investment revenues:
Net investment income	2.3	3.4	5.8	7.7
Net realized and unrealized gains	5.6	3.7	(28.0)	5.8
Less other expenses:
Interest expense	3.6	3.5	7.2	7.6
Non-recurring expenses	0.1	—	2.3	1.2
Depreciation and amortization expense	2.6	2.3	4.9	4.6
Pre-tax income (loss)	$14.1	$12.0	$(13.0)	$20.1

Tiptree Insurance Investment Portfolio - Non-GAAP

The following table provides a reconciliation between total investments and net investments for the following periods:

($ in millions)	As of June 30,
	2020	2019
Total Investments	$547.3	$364.7
Investment portfolio debt (1)	(17.6)	—
Securities sold, not yet purchased	(49.4)	—
Cash and cash equivalents	50.5	140.8
Restricted cash (2)	63.8	—
Receivable due from brokers (3)	—	3.4
Liability due to brokers (3)	(48.9)	(20.2)
Net investments - Non-GAAP	$545.7	$488.7

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

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are unrestricted cash, cash equivalents and other liquid investments and distributions from operating subsidiaries, including income from our investment portfolio and sales of assets and investments. We intend to use our cash resources to continue to fund our operations and grow our businesses. We may seek additional sources of cash to fund acquisitions or investments. These additional sources of cash may take the form of debt or equity and may be at the parent, subsidiary or asset level. We are a holding company and our liquidity needs are primarily for interest payments on the Fortress credit facility, compensation, professional fees, office rent and insurance costs. In February 2020, we refinanced our existing facility with Fortress, extending the maturity to February 2025 and increasing the principal amount to $125 million, generating approximately $53 million of cash after repaying the existing facility and expenses. A portion of those funds were invested in Tiptree Insurance to fund our warranty business, with the remainder used to provide additional liquidity.

Our subsidiaries’ ability to generate sufficient net income and cash flows to make cash distributions will be subject to numerous business and other factors, including restrictions contained in our subsidiaries’ financing agreements, regulatory restrictions, availability of sufficient funds at such subsidiaries, general economic and business conditions, tax considerations, strategic plans, financial results and other factors such as target capital ratios and ratio levels anticipated by rating agencies to maintain or improve current ratings. In April 2020, Invesque suspended its dividend to conserve liquidity until the impact of COVID-19 on occupancy rates and its operations is better known. The suspension will negatively impact our cash flow. However, we expect our cash and cash equivalents and distributions from operating subsidiaries and our subsidiaries’ access to financing to be adequate to fund our operations for at least the next 12 months.

As of June 30, 2020, cash and cash equivalents, excluding restricted cash, were $80.6 million, compared to $133.1 million at December 31, 2019, a decrease of $52.5 million primarily as a result of increased investments, including our acquisition of Smart AutoCare, partially offset by the refinancing of the Fortress credit facility.

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

Corporate Debt

($ in millions)	Corporate Debt Outstanding as of June 30,		Interest Expense for the Three Months Ended June 30,		Interest Expense for the Six Months Ended June 30,
	2020	2019	2020	2019	2020	2019
Tiptree Insurance	$177.6	$160.0	$3.2	$3.3	$6.5	$6.7
Corporate	123.4	70.2	2.7	1.6	4.7	3.2
Total	$301.0	$230.2	$5.9	$4.9	$11.2	$9.9

As of February 21, 2020, our new $125 million credit facility with Fortress carries a rate of LIBOR (with a minimum LIBOR rate of 1.00%), plus a margin of 6.75% per annum. We are required to make quarterly principal payments of approximately $1.56 million. See Note (11) Debt, net in the notes to condensed consolidated financial statements for details.

In March 2020, we extended the maturity date of our Insurance company’s revolving line of credit to July 2020, and in July 2020 we further extended the maturity date to October 2020. As of June 30, 2020, $17.6 million of the $75.0 million borrowing capacity was outstanding and being used for working capital and general corporate purposes.

Consolidated Comparison of Cash Flows

($ in millions)	Six Months Ended June 30,
Total cash provided by (used in):	2020	2019
Net cash (used in) provided by:
Operating activities	$60.3	$1.8
Investing activities	(36.1)	156.3
Financing activities	(13.8)	(64.5)
Net increase (decrease) in cash, cash equivalents and restricted cash	$10.4	$93.6
Cash provided by operating activities was $60.3 million for the six months ended June 30, 2020 compared to $1.8 million of cash provided by operating activities in the prior year period. In the first half of 2020, the primary sources of cash from operating activities included proceeds from mortgage loans outpacing originations and growth in warranty net deferred revenues, partially offset by increases in notes and accounts receivable and decreases in unearned premiums from our insurance operations. In the first half of 2019, the primary sources of cash included consolidated net income (excluding unrealized gains and losses), increases in unearned premiums and deferred revenues, partially offset by increases in notes and accounts receivable, reinsurance receivables and deferred acquisition costs related to growth in our insurance operations.

Cash used in investing activities was $36.1 million for the six months ended June 30, 2020 compared to $156.3 million of cash provided by investing activities for the prior year period. In the first half of 2020, the primary use of cash from investing activities was the purchase of investments outpacing proceeds from the sales of investments in our insurance investment portfolio, and the growth in notes receivables. In the first half of 2019, we reduced our investments in loans and used a substantial portion of the proceeds to repay asset-based debt. We also received proceeds associated with a contingent earn-out from our sale of Care Investment Trust.

Cash used in financing activities was $13.8 million for the six months ended June 30, 2020 compared to cash used in financing activities of $64.5 million in the prior year period. In the first half of 2020, we repurchased $8.5 million of the Company’s common stock and paid $2.8 million in dividends. In the first half of 2019, we fully repaid outstanding asset-based borrowings in our credit loan fund held within our insurance investment portfolio and we repurchased $9.1 million of the Company’s common stock.

Contractual Obligations

The table below summarizes consolidated contractual obligations by period for payments that are due as of June 30, 2020:

($ in millions)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Corporate debt	$17.6	$—	$123.4	$160.0	$301.0
Asset based debt	95.7	—	16.9	—	112.6
Total debt (1)	$113.3	$—	$140.3	$160.0	$413.6
Operating lease obligations (2)	7.3	12.3	9.4	9.7	38.7
Total	$120.6	$12.3	$149.7	$169.7	$452.3

(1)	See Note (11) Debt, net, in the accompanying condensed consolidated financial statements for additional information.

(2)
Minimum rental obligation for office leases. The total rent expense for the three months ended June 30, 2020 and 2019 was $2.1 million and $2.1 million, respectively, and total rent expense for the six months ended June 30, 2020 and 2019 was $4.2 million and $4.4 million, respectively.

Critical Accounting Policies and Estimates

The preparation of our financial statements in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. There have been no material changes to the critical accounting policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

Further disclosure on our off-balance sheet arrangements as of June 30, 2020 is presented in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements (Unaudited)” of this filing as follows:

•	Note (10) Derivative Financial Instruments and Hedging

•	Note (21) Commitments and Contingencies

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 described our Quantitative and Qualitative Disclosures About Market Risk. There were no material changes to the assumptions or risks during the six months ended June 30, 2020.

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

Item 1A. Risk Factors

For information regarding factors that could affect our Company, results of operations and financial condition, see the risk factors discussed under Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. There have been no material changes in those risk factors. The following risk is in addition to those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Our results of operations could in the future be materially adversely impacted by the coronavirus pandemic (COVID-19).

The global spread of the coronavirus (COVID-19) has created significant market volatility and uncertainty and economic disruption. In addition, the impact of COVID-19 and measures to prevent its spread have caused, and may continue to cause, substantial disruption to distribution channels, auto dealer partners and contract counterparties, and may limit our access to capital and customers through self-isolation, travel limitations, business restrictions, margin calls, and otherwise. While the re-opening of the US and global economies began in the second quarter of 2020, a resurgence of the virus has either slowed or in some cases resulted in a roll back of the re-opening of some businesses. As a result, it is currently unclear as to how much and when these economies will recover in the near term. Some ports used in our shipping business may adopt measures in reaction to COVID-19 that delay our ability to operate our vessels efficiently. Our investment in Invesque, which operates in the senior housing, medical office and skilled nursing industry, is reported at fair market value on a quarterly basis and has been and could continue to be materially negatively affected by the market decline in equity securities in these industry sectors. Invesque’s business may be adversely affected by the impact of COVID-19 on occupancy rates and the operations of Invesque and its tenants and operators. Though many of our employees are able to work remotely, the impact on the economy as a result of COVID-19 has nevertheless negatively affected many of our customers and channels through which we sell our products and services, which could result in significant declines in sales. In addition, operating remotely may slow or otherwise limit our ability to add new products and customers. Further, actions of regulators and other governmental authorities may delay or limit our ability to exercise remedies under our policies or loans in the event of defaults or cancellations. These effects, individually or in the aggregate, could materially adversely impact our businesses, financial condition, operating results, liquidity and cash flows and such adverse impacts may be material to our results of operations and liquidity position. Any of the foregoing factors, or other cascading effects of the COVID-19 pandemic that are not currently foreseeable, could materially increase our costs, negatively impact our sales and damage the Company’s results of operations and its liquidity position, possibly to a significant degree. The duration of any such impacts cannot be predicted at this time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share repurchase activity for the three months ended June 30, 2020 was as follows:

Period	Purchaser	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2020 to April 30, 2020: Open Market Purchases	Tiptree Inc.	258,655	$5.43	258,655
May 1, 2020 to May 31, 2020: Open Market Purchases	Tiptree Inc.	321,645	$6.25	321,645
June 1, 2020 to June 30, 2020: Open Market Purchases	Tiptree Inc.	178,737	$6.41	178,737
	Total	759,037	$—	759,037	$11,489,987

(1)	On May 2, 2019, the Board of Directors of Tiptree authorized Tiptree’s Executive Committee to repurchase up to $20 million of its outstanding common stock in the aggregate from time to time.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits, Financial Statement Schedules

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Tiptree Inc. has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Tiptree Inc.

Date:	August 5, 2020	By:/s/ Michael Barnes
Michael Barnes
Executive Chairman

Date:	August 5, 2020	By:/s/ Jonathan Ilany
Jonathan Ilany
Chief Executive Officer

Date:	August 5, 2020	By:/s/ Sandra Bell
Sandra Bell
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Executive Chairman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Executive Chairman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, (ii) the Condensed Consolidated Statements of Operations for the six months ended June 30, 2020 and 2019, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the six months ended June 30, 2020 and 2019, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three month periods ended June 30, 2020 and 2019, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019 and (vi) the Notes to the Condensed Consolidated Financial Statements.