Form 10-Q
period 2020-09-30
TIPTREE INC.
filed 2020-11-04
CIK 1393726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly period ended September 30, 2020
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

As of November 1, 2020, there were 33,634,936 shares, par value $0.001, of the registrant’s common stock outstanding.

Tiptree Inc.
Quarterly Report on Form 10-Q
September 30, 2020

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
“Corvid Peak” means collectively: Corvid Peak Holdings, L.P., Corvid Peak Capital Management, LLC., Corvid Peak GP Holdings, LLC. and Corvid Peak Holdings GP, LLC., formerly known as “Tricadia”.
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
“Tiptree Holdings” means Tiptree Holdings, LLC., formerly known as “Caroline Holdings, LLC.”
“Transition Services Agreement” means the Amended and Restated Transition Services Agreement between Corvid Peak and Tiptree Inc., effective as of January 1, 2019.
“Tricadia” means collectively, Tricadia Holdings, L.P., Tricadia Capital Management, LLC., Tricadia Holdings GP, LLC., Tricadia Holdings and Tricadia GP Holdings LLC.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)
Item 1. Financial Statements (Unaudited)

	As of
	September 30, 2020	December 31, 2019
Assets:
Investments:
Available for sale securities, at fair value, net of allowance for credit losses	$369,914	$335,192
Loans, at fair value	115,472	108,894
Equity securities	111,659	155,378
Other investments	214,192	137,472
Total investments	811,237	736,936
Cash and cash equivalents	103,502	133,117
Restricted cash	78,095	11,473
Notes and accounts receivable, net	361,747	286,968
Reinsurance receivables	646,571	539,833
Deferred acquisition costs	204,396	166,493
Goodwill	163,366	99,147
Intangible assets, net	134,199	47,974
Other assets	151,175	68,510
Assets held for sale	140,578	107,835
Total assets	$2,794,866	$2,198,286

Liabilities and Stockholders’ Equity
Liabilities:
Debt, net	$397,764	$374,454
Unearned premiums	792,533	754,993
Policy liabilities and unpaid claims	211,198	144,384
Deferred revenue	358,734	94,601
Reinsurance payable	189,500	143,869
Other liabilities and accrued expenses	351,234	172,140
Liabilities held for sale	132,212	102,430
Total liabilities	$2,433,175	$1,786,871

Stockholders’ Equity:
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued or outstanding	$—	$—
Common stock: $0.001 par value, 200,000,000 shares authorized, 33,563,019 and 34,562,553 shares issued and outstanding, respectively	34	35
Additional paid-in capital	319,522	326,140
Accumulated other comprehensive income (loss), net of tax	5,662	1,698
Retained earnings	22,520	70,189
Total Tiptree Inc. stockholders’ equity	347,738	398,062
Non-controlling interests	13,953	13,353
Total stockholders’ equity	361,691	411,415
Total liabilities and stockholders’ equity	$2,794,866	$2,198,286

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Earned premiums, net	$116,418	$129,163	$344,994	$364,712
Service and administrative fees	47,701	26,058	134,290	78,681
Ceding commissions	5,157	1,598	16,217	7,150
Net investment income	3,023	2,984	8,803	10,713
Net realized and unrealized gains (losses)	38,959	15,302	6,628	58,746
Other revenue	12,783	14,080	41,974	44,158
Total revenues	224,041	189,185	552,906	564,160
Expenses:
Policy and contract benefits	57,738	43,993	167,761	124,256
Commission expense	68,868	77,430	207,172	225,070
Employee compensation and benefits	45,715	34,176	124,894	94,298
Interest expense	8,321	6,731	23,518	20,183
Depreciation and amortization	4,010	3,523	12,244	9,908
Other expenses	25,492	24,930	80,737	71,183
Total expenses	210,144	190,783	616,326	544,898
Income (loss) before taxes	13,897	(1,598)	(63,420)	19,262
Less: provision (benefit) for income taxes	(844)	(649)	(22,030)	3,706
Net income (loss) before non-controlling interests	14,741	(949)	(41,390)	15,556
Less: net income (loss) attributable to non-controlling interests	1,978	508	2,038	1,342
Net income (loss) attributable to common stockholders	$12,763	$(1,457)	$(43,428)	$14,214

Net income (loss) per common share:
Basic earnings per share	$0.37	$(0.04)	$(1.27)	$0.40
Diluted earnings per share	$0.35	$(0.04)	$(1.27)	$0.39

Weighted average number of common shares:
Basic	33,684,301	34,552,171	34,076,837	34,583,709
Diluted	33,684,301	34,552,171	34,076,837	34,583,709

Dividends declared per common share	$0.04	$0.04	$0.12	$0.12

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss) before non-controlling interests	$14,741	$(949)	$(41,390)	$15,556

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available for sale securities:
Unrealized holding gains (losses) arising during the period	(95)	863	5,262	6,522
Related tax (expense) benefit	25	(181)	(1,154)	(1,455)
Reclassification of (gains) losses included in net income	(115)	(187)	(211)	(1,228)
Related tax expense (benefit)	20	37	46	258
Unrealized gains (losses) on available for sale securities, net of tax	(165)	532	3,943	4,097

Other comprehensive income (loss), net of tax	(165)	532	3,943	4,097
Comprehensive income (loss)	14,576	(417)	(37,447)	19,653
Less: Comprehensive income (loss) attributable to non-controlling interests	1,978	513	2,059	1,366
Comprehensive income (loss) attributable to common stockholders	$12,598	$(930)	$(39,506)	$18,287

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands, except shares)

	Common stock
	Number of shares	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total Tiptree Inc. stockholders’ equity	Non-controlling interests	Total stockholders' equity
Balance at December 31, 2019	34,562,553	$35	$326,140	$1,698	$70,189	$398,062	$13,353	$411,415
Adoption of accounting standard (1)	—	—	—	42	(42)	—	—	—
Amortization of share-based incentive compensation	—	—	2,691	—	—	2,691	3,059	5,750
Vesting of share-based incentive compensation (2)	477,768	—	(33)	—	—	(33)	(2,223)	(2,256)
Shares purchased under stock purchase plan	(1,477,302)	(1)	(9,164)	—	—	(9,165)	—	(9,165)
Non-controlling interest distributions (2)	—	—	(587)	—	—	(587)	(1,220)	(1,807)
Net change in non-controlling interests	—	—	475	—	—	475	(1,075)	(600)
Dividends declared	—	—	—	—	(4,199)	(4,199)	—	(4,199)
Other comprehensive income (loss), net of tax	—	—	—	3,922	—	3,922	21	3,943
Net income (loss)	—	—	—	—	(43,428)	(43,428)	2,038	(41,390)
Balance at September 30, 2020	33,563,019	$34	$319,522	$5,662	$22,520	$347,738	$13,953	$361,691

Balance at June 30, 2020	33,676,183	$34	$318,817	$5,827	$11,143	$335,821	$11,368	$347,189
Amortization of share-based incentive compensation	—	—	750	—	—	750	1,537	2,287
Vesting of share-based incentive compensation	21,970	—	145	—	—	145	(355)	(210)
Shares purchased under stock purchase plan	(135,134)	—	(665)	—	—	(665)	—	(665)
Non-controlling interest distributions (2)	—	—	—	—	—	—	—	—
Net change in non-controlling interests	—	—	475	—	—	475	(575)	(100)
Dividends declared	—	—	—		(1,386)	(1,386)	—	(1,386)
Other comprehensive income (loss), net of tax	—	—	—	(165)	—	(165)	—	(165)
Net income (loss)	—	—	—	—	12,763	12,763	1,978	14,741
Balance at September 30, 2020	33,563,019	$34	$319,522	$5,662	$22,520	$347,738	$13,953	$361,691
(1)    Amounts reclassified due to adoption of ASU 2016-13. See Note (2) Summary of Significant Accounting Policies.
(2)    Includes subsidiary RSU exchanges. See Note (19) Stock Based Compensation.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands, except shares)

	Common stock
	Number of shares	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total Tiptree Inc. stockholders’ equity	Non-controlling interests	Total stockholders' equity
Balance at December 31, 2018	35,870,348	$36	$331,892	$(2,058)	$57,231	$387,101	$12,158	$399,259
Adoption of accounting standard (1)	—	—	—	(99)	99	—	—	—
Amortization of share-based incentive compensation	—	—	2,408	—	—	2,408	1,877	4,285
Vesting of share-based incentive compensation (2)	154,683	—	143	—	—	143	(2,483)	(2,340)
Shares purchased under stock purchase plan	(1,472,730)	(1)	(9,084)	—	—	(9,085)	—	(9,085)
Non-controlling interest contributions	—	—	—	—	—	—	53	53
Non-controlling interest distributions	—	—	—	—	—	—	(2,834)	(2,834)
Net change in non-controlling interest	—	—	—	—	—	—	2,500	2,500
Dividends declared	—	—	—	—	(4,079)	(4,079)	—	(4,079)
Other comprehensive income (loss), net of tax	—	—	—	4,073	—	4,073	24	4,097
Net income (loss)	—	—	—	—	14,214	14,214	1,342	15,556
Balance at September 30, 2019	34,552,301	$35	$325,359	$1,916	$67,465	$394,775	$12,637	$407,412

Balance at June 30, 2019	34,540,432	$35	$324,321	$1,389	$70,340	$396,085	$10,953	$407,038
Amortization of share-based incentive compensation	—	—	875	—	—	875	564	1,439
Vesting of share-based incentive compensation (2)	11,869	—	163	—	—	163	(247)	(84)
Non-controlling interest contributions	—	—	—	—	—	—	3	3
Non-controlling interest distributions	—	—	—	—	—	—	(1,649)	(1,649)
Net change in non-controlling interest						—	2,500	2,500
Dividends declared	—	—	—	—	(1,418)	(1,418)	—	(1,418)
Other comprehensive income (loss), net of tax	—	—	—	527	—	527	5	532
Net income (loss)	—	—	—	—	(1,457)	(1,457)	508	(949)
Balance at September 30, 2019	34,552,301	$35	$325,359	$1,916	$67,465	$394,775	$12,637	$407,412
(1)    Amounts reclassified due to adoption of ASU 2018-02. See Note (2) Summary of Significant Accounting Policies.
(2)    Includes subsidiary RSU exchanges. See Note (19) Stock Based Compensation.

See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Operating Activities:
Net income (loss) attributable to common stockholders	$(43,428)	$14,214
Net income (loss) attributable to non-controlling interests	2,038	1,342
Net income (loss)	(41,390)	15,556
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Net realized and unrealized (gains) losses	(6,628)	(58,746)
Net (gain) on sale of businesses	—	(7,598)
Non-cash compensation expense	6,158	4,512
Amortization/accretion of premiums and discounts	1,614	822
Depreciation and amortization expense	12,244	9,908
Non-cash lease expense	5,196	5,513
Dividend reinvestment plan income	(953)	—
Bad debt expense	192	108
Amortization of deferred financing costs	608	543
Loss on extinguishment of debt	353	1,241
Deferred tax expense (benefit)	(2,841)	3,087
Changes in operating assets and liabilities:
Mortgage loans originated for sale	(2,104,377)	(1,391,638)
Proceeds from the sale of mortgage loans originated for sale	2,164,731	1,387,723
(Increase) decrease in notes and accounts receivable	(50,399)	(13,706)
(Increase) decrease in reinsurance receivables	(35,401)	(32,531)
(Increase) decrease in deferred acquisition costs	(37,903)	(31,740)
(Increase) decrease in other assets	(17,773)	920
Increase (decrease) in unearned premiums	37,540	103,677
Increase (decrease) in policy liabilities and unpaid claims	15,528	2,890
Increase (decrease) in deferred revenue	81,565	8,488
Increase (decrease) in reinsurance payable	18,556	13,837
Increase (decrease) in other liabilities and accrued expenses	21,595	(3,440)
Net cash provided by (used in) operating activities	68,215	19,426
Investing Activities:
Purchases of investments	(1,053,359)	(267,733)
Proceeds from sales and maturities of investments	988,594	343,011
Proceeds from the sale of real estate	1,266	9,627
Purchases of property, plant and equipment	(4,709)	(7,866)
Proceeds from the sale of businesses	375	18,204
Proceeds from notes receivable	30,290	27,428
Issuance of notes receivable	(48,787)	(50,354)
Business and asset acquisitions, net of cash, restricted cash and deposits (1)	20,900	(4,633)
Net cash provided by (used in) investing activities	(65,430)	67,684
Financing Activities:
Dividends paid	(4,199)	(4,079)
Non-controlling interest contributions	—	53
Non-controlling interest distributions	(1,907)	(2,834)
Payment of debt issuance costs	(3,640)	(118)
Proceeds from borrowings and mortgage notes payable	2,382,569	1,496,480
Principal paydowns of borrowings and mortgage notes payable	(2,330,395)	(1,508,182)
Repurchases of common stock	(9,165)	(9,085)
Net cash provided by (used in) financing activities	33,263	(27,765)
Net increase (decrease) in cash, cash equivalents and restricted cash	36,048	59,345
Cash, cash equivalents and restricted cash – beginning of period	144,590	96,524
Cash, cash equivalents and restricted cash – beginning of period - held for sale	7,137	2,860
Cash, cash equivalents and restricted cash – end of period (2)	187,775	158,729
Less: Reclassification of cash to assets held for sale	6,178	4,772
Cash, cash equivalents and restricted cash – end of period	$181,597	$153,957
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Right-of-use asset obtained in exchange for lease liability	$1,109	$33,558
Equity securities acquired as part of a dividend reinvestment plan	$953	$—
Acquired real estate properties through, or in lieu of, foreclosure of the related loan	$—	$2,596
Acquisition of non-controlling interest	$—	$2,500
	As of
Reconciliation of cash, cash equivalents and restricted cash shown in the statement of cash flows	September 30, 2020	December 31, 2019
Cash and cash equivalents	$103,502	$133,117
Restricted cash	78,095	11,473
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$181,597	$144,590
(1)    Changes in balance sheet balances due to the acquisition of Smart AutoCare have been netted down in the respective line items for the nine months ended September 30, 2020. See Note (3) Acquisitions for additional information.
(2)    Includes cash in assets held for sale.
See accompanying notes to condensed consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2020
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

On July 17, 2020, Operating Company merged into Tiptree, with Tiptree as the surviving entity (the Reorganization). In connection with the Reorganization, Operating Company contributed all of its assets to Caroline Holdings LLC., a wholly owned subsidiary of Operating Company, which was renamed Tiptree Holdings.

(2) Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of Tiptree have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and include the accounts of the Company and its subsidiaries. The condensed consolidated financial statements are presented in U.S. dollars, the main operating currency of the Company. The unaudited condensed consolidated financial statements presented herein should be read in conjunction with the annual audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, including normal recurring adjustments necessary to present fairly the Company’s financial position, results of operations, comprehensive income and cash flows for each of the interim periods presented. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the full year ending on December 31, 2020.

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
September 30, 2020
(in thousands, except share data)

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

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes. Management makes estimates and assumptions that include, but are not limited to, the determination of the following significant items:

•Fair value of financial assets and liabilities, including, but not limited to, securities, loans and derivatives;
•Value of acquired assets and liabilities (including contingent consideration);
•Carrying value of goodwill and other intangibles, including estimated amortization period and useful lives;
•Vessel valuations, residual value of vessels and the useful lives of vessels;
•Reserves for unpaid losses and loss adjustment expenses, estimated future claims and losses, potential litigation and other claims;
•Deferred acquisition costs and value of business acquired (VOBA);
•Valuation of contingent share issuances for compensation, including estimates of number of shares and vesting schedules;
•Revenue recognition including, but not limited to, the timing and amount of insurance premiums, service and administration fees, and loan origination fees; and
•Other matters that affect the reported amounts and disclosure of contingencies in the condensed consolidated financial statements.

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
September 30, 2020
(in thousands, except share data)

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

Recent Accounting Standards

Recently Adopted Accounting Pronouncements

In January 2020, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (CECL). Issued in June 2016, the new standard amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale (AFS) debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For AFS debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 requires that credit losses be presented as an allowance rather than as a write-down. This ASU affects entities holding financial assets and net investments in leases that are not accounted for at fair value through net income. The amendments in ASU 2016-13 were effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The amendments affect loans, AFS debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The adoption of this standard resulted in an immaterial reclassification from Accumulated Other Comprehensive Income (AOCI) to retained earnings in the Company’s condensed consolidated financial statements.

In January 2020, the Company adopted ASU 2017-04, Simplifying the Test for Goodwill Impairment. ASU 2017-04 does not change the qualitative assessment; however, it removes “the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test.” Instead, all reporting units, even those with a zero or negative carrying amount will apply the same impairment test. Therefore, as the FASB notes in the ASU’s Basis for Conclusions, the goodwill of reporting units with zero or negative carrying values will not be impaired, even when conditions underlying the reporting unit indicate that goodwill is impaired. Entities will, however, be required to disclose any reporting units with zero or negative carrying amounts and the respective amounts of goodwill allocated to those reporting units. The amendments in ASU 2017-04 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

In January 2020, the Company adopted ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (AOCI). Issued in February 2018, the new standard permits companies to reclassify stranded tax effects caused by Public Law no. 115-97, commonly referred to as the Tax Cuts and Jobs Act (Tax Act), from AOCI to retained earnings. Deferred tax assets (DTA) on unrealized gains and losses related to AFS securities that were revalued as of December 31, 2017 created stranded tax effects in AOCI due to the enactment of the Tax Act, due to the nature of the then existing GAAP requiring recognition of tax rate change effects on the DTA revaluation related to AFS securities as an adjustment to the provision for income taxes. Specifically, ASU 2018-02 permits a reclassification from AOCI to retained earnings for stranded tax effects resulting from the Tax Act. Additionally, the ASU requires new disclosures by all companies, whether they opt to do the reclassification or not. The amendments in ASU 2018-02 were effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company adopted the standard effective January 1, 2019 and reclassified the

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2020
(in thousands, except share data)

stranded tax effects caused by the Tax Act from AOCI to retained earnings. The standard was applied in the period of adoption, and the impact to the Company’s condensed consolidated financial statements in the period of adoption was not material. The Company’s accounting policy for the release of stranded tax effects in AOCI is the aggregate portfolio approach.

In January 2020, the Company adopted ASU 2018-13, Fair Value Measurement (Topic 820): Changes to the Disclosure Requirements for Fair Value Measurement. Issued in August 2019, the new standard modifies the disclosure requirements on fair value measurements in Topic 820. The modifications include the removal of certain requirements, modifications to existing requirements and additional requirements. The amendments in ASU 2018-13 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

In January 2019, the Company adopted ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The new guidance was issued in March 2017 and was effective for fiscal years beginning after December 15, 2018 and interim periods within those years. Early adoption was permitted for interim or annual reporting periods beginning after December 15, 2017. The guidance was to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The guidance shortens the amortization period for certain callable debt securities held at a premium, requiring the premium to be amortized to the earliest call date. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

In January 2019, the Company adopted ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. Issued in August 2017, the new standard amends the guidance on hedge accounting. The amendment will make more financial and nonfinancial hedging strategies eligible for hedge accounting and amend the presentation and disclosure requirements. It is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. ASU 2017-12 can be adopted immediately in any interim or annual period. The mandatory effective date for calendar year-end public companies was January 1, 2019. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

In January 2019, the Company adopted ASU 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard, issued in February 2016, requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 supersedes the previous leases standard, Leases (Topic 840). The standard was effective on January 1, 2019, with early adoption permitted. The Company adopted the standard in the first quarter of 2019 under the modified retrospective approach without restating prior comparative periods. The adoption of the updated guidance resulted in the Company recognizing a right of use asset of $32,052 as part of other assets and a lease liability of $33,558 as part of other liabilities and accrued expenses in the condensed consolidated balance sheets, as well as de-recognizing the liability for deferred rent that was required under the previous guidance for its operating lease agreements at January 1, 2019. We elected the practical expedient to not separate lease components and non-lease components, and leases with an initial term of 12 months or less are not recorded on the balance sheet. The cumulative effect adjustment to the opening balance of retained earnings was zero.

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
September 30, 2020
(in thousands, except share data)

years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the effect on its condensed consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The standard is intended to provide temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The amendments in ASU 2020-04 were effective beginning on March 12, 2020; however, the Company has not elected to implement these amendments as of September 30, 2020. The Company may elect to apply the amendments prospectively through December 31, 2022, and is currently evaluating the effect on its condensed consolidated financial statements.

(3) Acquisitions

On January 3, 2020, a subsidiary of the Company acquired (the Acquisition) all of the equity interests of Accelerated Service Enterprise LLC., SAC Holdings Inc., Dealer Motor Services, Inc., Independent Dealer Group, Inc., Ownershield, Inc., Freedom Insurance Company, Ltd., SAC Admin, Inc., SAC Insurance Company, Inc., Smart AutoCare, Inc. and Smart AutoCare Administration Solutions, Inc. (together Smart AutoCare), pursuant to the Equity Interest Purchase Agreement (the Purchase Agreement) between Tiptree Warranty Holdings, LLC. (Buyer) and Peter Masi (Seller), dated as of December 16, 2019. Concurrent with the Acquisition, Freedom Insurance Company, Ltd, (Freedom) terminated reinsurance agreements with affiliates of Seller (the Commutation Transaction).

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

Smart AutoCare’s results are included in the Company’s Tiptree Insurance segment. The financial results of Smart AutoCare have been included in the Company's results as of the acquisition date. For the period from the Acquisition until September 30, 2020, Smart AutoCare total revenue was $47,996 and the loss before taxes was $1.

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
September 30, 2020
(in thousands, except share data)

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

(4) Dispositions and Assets Held for Sale

On April 10, 2019, the Company completed the sale of the management contracts and related assets for the CLOs managed by Telos Asset Management, LLC (Telos). The pre-tax gain on sale for the nine months ended September 30, 2019 was $7,598, which is included in other revenue. See Note (16) Other Revenue and Other Expenses. The sale did not meet the requirements to be classified as a discontinued operation.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2020
(in thousands, except share data)

The Company has entered into a definitive agreement to sell Luxury, and it is classified as held for sale at September 30, 2020 and December 31, 2019. The following table presents detail of Luxury’s assets and liabilities held for sale in the condensed consolidated balance sheets for the following periods:

	As of
	September 30, 2020	December 31, 2019
Assets:
Investments:
Loans, at fair value	$125,905	$98,272
Other investments	4,604	1,019
Total investments	130,509	99,291
Cash and cash equivalents	6,145	7,137
Restricted cash	33	—
Notes and accounts receivable, net	384	238
Other assets	3,507	1,169
Assets held for sale	$140,578	$107,835

Liabilities:
Debt, net	$125,203	$97,822
Other liabilities and accrued expenses	7,009	4,608
Liabilities held for sale	$132,212	$102,430

As of September 30, 2020 and December 31, 2019, the Company did not record any impairments with respect to assets held for sale during such period.

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
September 30, 2020
(in thousands, except share data)

The tables below present the components of revenue, expense, pre-tax income (loss), and assets for our reportable segment as well as Tiptree Capital for the following periods:

	Three Months Ended September 30,
	2020			2019
	Tiptree Insurance	Tiptree Capital	Total	Tiptree Insurance	Tiptree Capital	Total
Total revenues	174,005	50,036	224,041	160,050	29,135	189,185
Total expenses	(160,558)	(40,561)	(201,119)	(151,652)	(30,535)	(182,187)
Corporate expenses	—	—	(9,025)	—	—	(8,596)
Income (loss) before taxes	$13,447	$9,475	$13,897	$8,398	$(1,400)	$(1,598)
Less: provision (benefit) for income taxes			(844)			(649)
Net income (loss) before non-controlling interests			$14,741			$(949)
Less: net income (loss) attributable to non-controlling interests			1,978			508
Net income (loss) attributable to common stockholders			$12,763			$(1,457)

	Nine Months Ended September 30,
	2020			2019
	Tiptree Insurance	Tiptree Capital	Total	Tiptree Insurance	Tiptree Capital	Total
Total revenues	$482,299	$70,607	$552,906	$469,027	$95,133	$564,160
Total expenses	(481,881)	(109,246)	(591,127)	(440,581)	(78,916)	(519,497)
Corporate expenses	—	—	(25,199)	—	—	(25,401)
Income (loss) before taxes	$418	$(38,639)	$(63,420)	$28,446	$16,217	$19,262
Less: provision (benefit) for income taxes			(22,030)			3,706
Net income (loss) before non-controlling interests			$(41,390)			$15,556
Less: net income (loss) attributable to non-controlling interests			2,038			1,342
Net income (loss) attributable to common stockholders			$(43,428)			$14,214

The following table presents sources of revenue from Tiptree Capital:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net realized and unrealized gains (losses) (1)	$38,300	$16,358	$33,938	$54,043
Other investment income (2)	11,667	12,626	36,414	31,781
Gain on sale of businesses (3)	—	—	—	7,598
Management fee income	—	—	—	1,267
Other	69	151	255	444
Total revenues	$50,036	$29,135	$70,607	$95,133
(1)    See Note (6) Investments for the components of Net realized and unrealized gains (losses) related to Tiptree Capital.
(2)    See Note (6) Investments for the components of Other investment income.
(3)    Related to the sale of Telos. See Note (4) Dispositions and Assets Held for Sale.

The following table presents the reportable segment and Tiptree Capital assets for the following periods:

	As of September 30, 2020				As of December 31, 2019
	Tiptree Insurance	Tiptree Capital	Corporate	Total	Tiptree Insurance	Tiptree Capital	Corporate	Total
Total assets	$2,259,617	$491,996	$43,253	$2,794,866	$1,721,669	$451,249	$25,368	$2,198,286

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2020
(in thousands, except share data)

(6) Investments

The following table presents the Company's investments related to insurance operations (Tiptree Insurance) and investments from other Tiptree investing activities (Tiptree Capital), measured at fair value as of the following periods:

	As of September 30, 2020			As of December 31, 2019
	Tiptree Insurance	Tiptree Capital	Total	Tiptree Insurance	Tiptree Capital	Total
Available for sale securities, at fair value, net of allowance for credit losses	$369,914	$—	$369,914	$335,192	$—	$335,192
Loans, at fair value	5,349	110,123	115,472	10,174	98,720	108,894
Equity securities	84,265	27,394	111,659	62,816	92,562	155,378
Other investments	117,700	96,492	214,192	42,452	95,020	137,472
Total investments	$577,228	$234,009	$811,237	$450,634	$286,302	$736,936

Available for Sale Securities, at fair value, net of allowance for credit losses

All of the Company’s investments in Available for Sale Securities, at fair value, net of allowance for credit losses (AFS securities) as of September 30, 2020 and December 31, 2019 are held by subsidiaries in the insurance business. The following tables present the Company's investments in AFS securities:

	As of September 30, 2020
	Amortized cost	Allowance for Credit Losses (1)	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$204,763	$—	$5,930	$(89)	$210,604
Obligations of state and political subdivisions	38,577	—	1,861	(1)	40,437
Corporate securities	76,056	(10)	2,200	(22)	78,224
Asset backed securities	39,380	—	343	(2,955)	36,768
Certificates of deposit	855	—	—	—	855
Obligations of foreign governments	2,985	—	41	—	3,026
Total	$362,616	$(10)	$10,375	$(3,067)	$369,914

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
September 30, 2020
(in thousands, except share data)

The amortized cost and fair values of AFS securities, by contractual maturity date, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of
	September 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$23,027	$23,325	$9,584	$9,602
Due after one year through five years	147,464	151,777	130,223	131,952
Due after five years through ten years	22,944	24,018	19,508	20,125
Due after ten years	129,801	134,026	128,039	129,495
Asset backed securities	39,380	36,768	45,634	44,018
Total	$362,616	$369,914	$332,988	$335,192

The following tables present the gross unrealized losses on AFS securities by length of time that individual AFS securities have been in a continuous unrealized loss position for less than twelve months, and twelve months or greater and do not have an allowance for credit losses:

	As of September 30, 2020
	Less Than or Equal to One Year			More Than One Year
	Fair value	Gross unrealized losses	# of Securities	Fair value	Gross unrealized losses	# of Securities
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$18,969	$(89)	42	$14	$—	5
Obligations of state and political subdivisions	584	(1)	5	—	—	—
Corporate securities	9,560	(22)	35	—	—	—
Asset backed securities	—	—	—	24,743	(2,955)	11
Obligations of foreign governments	—	—	—	—	—	—
Total	$29,113	$(112)	82	$24,757	$(2,955)	16

	As of December 31, 2019
	Less Than or Equal to One Year			More Than One Year
	Fair value	Gross unrealized losses	# of Securities	Fair value	Gross unrealized losses	# of Securities
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$31,416	$(132)	75	$3,888	$(12)	38
Obligations of state and political subdivisions	3,774	(15)	20	—	—	—
Corporate securities	2,820	(2)	12	742	—	7
Asset backed securities	3,878	(11)	17	19,480	(1,694)	11
Obligations of foreign governments	—	—	—	—	—	—
Total	$41,888	$(160)	124	$24,110	$(1,706)	56
Management believes that it is more likely than not that the Company will be able to hold the fixed maturity AFS securities that were in an unrealized loss position as of September 30, 2020 until full recovery of their amortized cost basis.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2020
(in thousands, except share data)

The table below presents a roll-forward of the activity in the allowance for credit losses on AFS securities by type as of September 30, 2020:

	Obligations of state and political subdivisions	Corporate securities	Asset backed securities	Total
Increase in the allowance for the initial adoption of ASU 2016-13	$(1)	$(50)	$(2)	$(53)
Reduction in credit losses due to AFS securities sold during the year	—	3	—	3
Recoveries of amounts previously written off during the year	1	37	2	40
Ending balance of the allowance for credit losses on AFS securities	$—	$(10)	$—	$(10)

The Company applies a discounted cash flow model, based on assumptions and model outputs provided by an investment management company, in determining its lifetime expected credit losses on AFS securities. This includes determining the present value of expected future cash flows discounted at the book yield of the security.

The table below presents the amount of credit losses (gains from recoveries) on AFS securities recorded by the Company for the following period:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Credit losses (gains from recoveries) on AFS securities	$8	$(43)

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

	As of
	September 30, 2020	December 31, 2019
Fair value of restricted investments for special deposits required by state insurance departments	$9,465	$6,275
Fair value of restricted investments in trust pursuant to reinsurance agreements	44,106	33,478
Total fair value of restricted investments	$53,571	$39,753

The following table presents additional information on the Company’s AFS securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Purchases of AFS securities	$49,285	$72,409	$111,280	$211,984

Proceeds from maturities, calls and prepayments of AFS securities	$21,643	$5,890	$65,492	$23,169

Gross proceeds from sales of AFS securities	$2,873	$20,947	$15,249	$162,862

Gains (losses) realized on sales of AFS securities	$115	$187	$211	$1,228

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2020
(in thousands, except share data)

Loans, at fair value

The following tables present the Company’s investments in loans measured at fair value and the Company’s investments in loans measured at fair value pledged as collateral:

	As of September 30, 2020				As of December 31, 2019
	Fair value	Unpaid principal balance (UPB)	Fair value exceeds / (below) UPB	Pledged as Collateral	Fair value	Unpaid principal balance (UPB)	Fair value exceeds / (below) UPB	Pledged as Collateral
Tiptree Insurance:
Corporate loans (1)	$5,349	$9,428	$(4,079)	$—	$9,787	$12,006	$(2,219)	$—
Non-performing loans (2)	—	—	—	—	387	409	(22)	—
Tiptree Capital:
Mortgage loans held for sale (3)	110,123	104,744	5,379	109,126	98,720	95,680	3,040	98,086
Total loans, at fair value	$115,472	$114,172	$1,300	$109,126	$108,894	$108,095	$799	$98,086
(1)    The UPB of these loans approximates cost basis.
(2)    The cost basis of NPLs was approximately $0 and $282 at September 30, 2020 and December 31, 2019, respectively.
(3)    As of September 30, 2020 and December 31, 2019, there were two mortgage loans held for sale and one mortgage loan held for sale that were 90 days or more past due, respectively, with a fair value of $337 and $198, respectively.

Equity securities

Equity securities represents the carrying amount of the Company's basis in equity investments. Included within the equity securities balance are 17.0 million shares of Invesque as of September 30, 2020, and 16.6 million as of December 31, 2019, for which the Company has elected to apply the fair value option. The following table presents the Company’s equity securities related to insurance operations and other Tiptree investing activity as of the following periods:

	As of September 30, 2020			As of December 31, 2019
	Tiptree Insurance	Tiptree Capital	Total	Tiptree Insurance	Tiptree Capital	Total
Invesque	$5,722	$27,394	$33,116	$19,376	$92,562	$111,938
Fixed income exchange traded fund	56,030	—	56,030	25,039	—	25,039
Other equity securities	22,513	—	22,513	18,401	—	18,401
Total equity securities	$84,265	$27,394	$111,659	$62,816	$92,562	$155,378

Other Investments

The following table contains information regarding the Company’s other investments as of the following periods:

	As of September 30, 2020			As of December 31, 2019
	Tiptree Insurance	Tiptree Capital	Total	Tiptree Insurance	Tiptree Capital	Total
Vessels, net (1)	$—	$83,404	$83,404	$—	$85,991	$85,991
Corporate bonds, at fair value	96,186	—	96,186	20,705	—	20,705
Other	21,514	13,088	34,602	21,747	9,029	30,776
Total other investments	$117,700	$96,492	$214,192	$42,452	$95,020	$137,472
(1)    Net of accumulated depreciation of $7,221 and $3,817 as of September 30, 2020 and December 31, 2019, respectively.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2020
(in thousands, except share data)

Net Investment Income - Tiptree Insurance

Net investment income represents investment income and expense from investments related to insurance operations as disclosed within net investment income on the condensed consolidated statements of operations. The following tables present the components of net investment income by source of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest:
AFS securities	$1,748	$2,032	$6,003	$6,243
Loans, at fair value	113	360	509	2,968
Other investments	1,718	452	2,868	662
Dividends from equity securities	74	612	1,142	2,041
Subtotal	3,653	3,456	10,522	11,914
Less: investment expenses	630	472	1,719	1,201
Net investment income	$3,023	$2,984	$8,803	$10,713

Other Investment Income - Tiptree Capital

Other investment income represents other income from other Tiptree non-insurance activities as disclosed within other revenue on the condensed consolidated statements of operations, see Note (16) Other Revenue and Other Expenses. The following tables present the components of other investment income by type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest:
Loans, at fair value	$1,333	$1,596	$4,020	$4,473
Other	—	95	—	225
Dividends from equity securities	—	2,533	2,533	7,599
Loan fee income	4,817	3,595	12,643	8,726
Vessel related revenue	5,517	4,807	17,218	10,758
Other investment income	$11,667	$12,626	$36,414	$31,781

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2020
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net realized gains (losses)
Tiptree Insurance:
Reclass of unrealized gains (losses) on AFS securities from OCI	$115	$187	$211	$1,228
Gains from recoveries (credit losses) on AFS securities	(7)	—	44	—
Net realized gains (losses) on loans	202	1,316	(1,305)	3,332
Net realized gains (losses) on equity securities	(1,540)	553	(22,429)	1,035
Other	1,769	235	5,076	235
Tiptree Capital:
Net realized gains (losses) on loans	40,229	21,449	91,238	51,897
Total net realized gains (losses)	40,768	23,740	72,835	57,727

Net unrealized gains (losses)
Tiptree Insurance:
Net change in unrealized gains (losses) on loans	157	(1,424)	(2,063)	(4,832)
Net unrealized gains (losses) on equity securities held at period end	(2,135)	(1,354)	(26,875)	3,937
Reclass of unrealized (gains) losses from prior periods for equity securities sold	281	(404)	17,290	(807)
Other	1,817	(165)	2,741	575
Tiptree Capital:
Net change in unrealized gains (losses) on loans	2,602	466	3,577	1,361
Net unrealized gains (losses) on equity securities held at period end	(7,586)	(6,513)	(65,970)	(1,405)
Other	3,055	956	5,093	2,190
Total net unrealized gains (losses)	(1,809)	(8,438)	(66,207)	1,019
Total net realized and unrealized gains (losses)	$38,959	$15,302	$6,628	$58,746

(7) Notes and Accounts Receivable, net

The following table presents the total notes and accounts receivable, net:

	As of
	September 30, 2020	December 31, 2019
Notes receivable, net - premium financing program	$60,523	$42,192
Accounts and premiums receivable, net	93,316	50,712
Retrospective commissions receivable	128,906	105,387
Trust receivables	51,715	63,925
Other receivables	27,287	24,752
Total notes and accounts receivable, net	$361,747	$286,968

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2020
(in thousands, except share data)

The following table presents the total valuation allowance and bad debt expense for the following periods:

	Valuation allowance		Bad debt expense
	As of		Three Months Ended September 30,		Nine Months Ended September 30,
	September 30, 2020	December 31, 2019
			2020	2019	2020	2019
Notes receivable, net - premium financing program (1)	$103	$95	$54	$21	$165	$137

Accounts and premiums receivable, net	$165	$109	$6	$25	$19	$45
(1)    As of September 30, 2020 and December 31, 2019, there were $258 and $93 in balances classified as 90 days plus past due, respectively.

(8) Reinsurance Receivables

The following table presents the effect of reinsurance on premiums written and earned by our insurance business for the following periods:

	Direct amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount - assumed to net
For the Three Months Ended September 30, 2020
Premiums written:
Life insurance	$19,268	$11,551	$414	$8,131	5.1%
Accident and health insurance	32,308	21,749	748	11,307	6.6%
Property and liability insurance	229,518	154,201	51,721	127,038	40.7%
Total premiums written	281,094	187,501	52,883	146,476	36.1%

Premiums earned:
Life insurance	16,725	9,073	348	8,000	4.4%
Accident and health insurance	28,134	18,502	2,413	12,045	20.0%
Property and liability insurance	170,806	103,482	29,049	96,373	30.1%
Total premiums earned	$215,665	$131,057	$31,810	$116,418	27.3%

For the Three Months Ended September 30, 2019
Premiums written:
Life insurance	$20,714	$11,345	$423	$9,792	4.3%
Accident and health insurance	36,884	24,350	800	13,334	6.0%
Property and liability insurance	185,188	79,215	31,042	137,015	22.7%
Total premiums written	242,786	114,910	32,265	160,141	20.1%

Premiums earned:
Life insurance	17,305	9,106	391	8,590	4.6%
Accident and health insurance	31,153	20,914	775	11,014	7.0%
Property and liability insurance	152,262	58,384	15,681	109,559	14.3%
Total premiums earned	$200,720	$88,404	$16,847	$129,163	13.0%

For the Nine Months Ended September 30, 2020
Premiums written:
Life insurance	$46,695	$25,905	$1,104	$21,894	5.0%
Accident and health insurance	80,466	52,449	8,989	37,006	24.3%
Property and liability insurance	584,983	361,095	96,683	320,571	30.2%
Total premiums written	712,144	439,449	106,776	379,471	28.1%

Premiums earned:
Life insurance	51,015	27,369	1,087	24,733	4.4%
Accident and health insurance	88,640	58,599	9,008	39,049	23.1%
Property and liability insurance	500,465	288,863	69,610	281,212	24.8%
Total premiums earned	$640,120	$374,831	$79,705	$344,994	23.1%

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2020
(in thousands, except share data)

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

The following table presents the components of policy and contract benefits, including the effect of reinsurance on losses and loss adjustment expenses (LAE) incurred:

	Direct amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount - assumed to net
For the Three Months Ended September 30, 2020
Losses Incurred
Life insurance	$12,945	$7,505	$135	$5,575	2.4%
Accident and health insurance	5,854	4,922	1,436	2,368	60.6%
Property and liability insurance	78,206	56,500	13,271	34,977	37.9%
Total losses incurred	97,005	68,927	14,842	42,920	34.6%
	Member benefit claims (1)			14,818
	Total policy and contract benefits			$57,738

For the Three Months Ended September 30, 2019
Losses Incurred
Life insurance	$9,420	$5,445	$152	$4,127	3.7%
Accident and health insurance	5,607	4,717	136	1,026	13.3%
Property and liability insurance	51,993	31,479	13,679	34,193	40.0%
Total losses incurred	67,020	41,641	13,967	39,346	35.5%
	Member benefit claims (1)			4,647
	Total policy and contract benefits			$43,993

For the Nine Months Ended September 30, 2020
Losses and LAE Incurred
Life insurance	$33,600	$19,493	$416	$14,523	2.9%
Accident and health insurance	13,471	11,225	5,458	7,704	70.8%
Property and liability insurance	204,917	133,798	32,008	103,127	31.0%
Total losses and LAE incurred	251,988	164,516	37,882	125,354	30.2%
	Member benefit claims (1)			42,407
	Total policy and contract benefits			$167,761

For the Nine Months Ended September 30, 2019
Losses and LAE Incurred
Life insurance	$28,861	$16,964	$338	$12,235	2.8%
Accident and health insurance	12,538	9,991	276	2,823	9.8%
Property and liability insurance	161,552	102,232	35,085	94,405	37.2%
Total losses and LAE incurred	202,951	129,187	35,699	109,463	32.6%
	Member benefit claims (1)			14,793
	Total policy and contract benefits			$124,256
(1)    Member benefit claims are not covered by reinsurance.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2020
(in thousands, except share data)

The following table presents the components of the reinsurance receivables:

	As of
	September 30, 2020	December 31, 2019
Prepaid reinsurance premiums:
Life (1)	$67,380	$72,675
Accident and health (1)	60,242	66,393
Property	375,680	286,411
Total	503,302	425,479

Ceded claim reserves:
Life	3,721	3,350
Accident and health	10,987	11,065
Property	89,202	74,384
Total ceded claim reserves recoverable	103,910	88,799
Other reinsurance settlements recoverable	39,359	25,555
Reinsurance receivables (2)	$646,571	$539,833
(1)    Including policyholder account balances ceded.
(2)    Includes $71,337 from the acquired balance sheet of Smart AutoCare. See Note (3) Acquisitions.
The following table presents the aggregate amount included in reinsurance receivables that is comprised of the three largest receivable balances from non-affiliated reinsurers:

As of
September 30, 2020
Total of the three largest receivable balances from non-affiliated reinsurers	$147,726

As of September 30, 2020, the non-affiliated reinsurers from whom our insurance business has the largest receivable balances were: MFI Insurance Company, LTD (A. M. Best Rating: Not rated), Frandisco Property and Casualty Company (A. M. Best Rating: Not rated) and London Life International Reinsurance Corporation (A. M. Best Rating: Not rated). The related receivables of these reinsurers are collateralized by assets on hand, assets held in trust accounts and letters of credit. As of September 30, 2020, the Company does not believe there is a risk of loss due to the concentration of credit risk in the reinsurance program given the collateralization.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2020
(in thousands, except share data)

(9) Goodwill and Intangible Assets, net

The following table presents identifiable finite and indefinite-lived intangible assets, accumulated amortization, and goodwill by operating segment and/or reporting unit, as appropriate:

	As of September 30, 2020			As of December 31, 2019
	Tiptree Insurance	Other (1)	Total	Tiptree Insurance	Other (1)	Total
Customer relationships	$139,500	$—	$139,500	$53,500	$—	$53,500
Accumulated amortization	(30,319)	—	(30,319)	(24,318)	—	(24,318)
Trade names	13,850	800	14,650	6,750	800	7,550
Accumulated amortization	(4,107)	(420)	(4,527)	(3,273)	(360)	(3,633)
Software licensing	9,300	640	9,940	8,500	640	9,140
Accumulated amortization	(8,615)	(480)	(9,095)	(8,500)	(411)	(8,911)
Insurance policies and contracts acquired	36,500	—	36,500	36,500	—	36,500
Accumulated amortization	(36,211)	—	(36,211)	(36,115)	—	(36,115)
Insurance licensing agreements(2)	13,761	—	13,761	14,261	—	14,261
Intangible assets, net	133,659	540	134,199	47,305	669	47,974
Goodwill	161,658	1,708	163,366	97,439	1,708	99,147
Total goodwill and intangible assets, net	$295,317	$2,248	$297,565	$144,744	$2,377	$147,121
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

Goodwill

The following table presents the activity in goodwill, by operating segment and/or reporting unit, as appropriate, and includes the adjustments made to the balance of goodwill to reflect the effect of the final valuation adjustments made for acquisitions, as well as the reduction to any goodwill attributable to impairment related charges:

	Tiptree Insurance	Other	Total
Balance at December 31, 2019	$97,439	$1,708	$99,147
Goodwill acquired (1)	64,476	—	64,476
Purchase accounting adjustment (2)	(257)	—	(257)
Balance at September 30, 2020	$161,658	$1,708	$163,366

Accumulated impairments (3)	$—	$699	$699
(1)    Relates to an acquisition in our insurance business as of January 3, 2020 based on the initial valuation, and may be adjusted during the measurement period as permitted under ASC 805. See Note (3) Acquisitions.
(2)    Relates to adjustments during the measurement period as permitted under ASC 805 for the final valuation of acquisition in our insurance business as of July 1, 2019.
(3)     This impairment occurred at Luxury prior to being classified as held for sale. Luxury does not carry a goodwill balance as of September 30, 2020 and December 31, 2019.

The Company conducts annual impairment tests of its goodwill as of October 1. For the three and nine months ended September 30, 2020 and 2019, respectively, no impairment was recorded on the Company’s goodwill or intangibles.

Intangible Assets, net

The following table presents the activity, by operating segment and/or reporting unit, as appropriate, in finite and indefinite-lived other intangible assets and includes the adjustments made to the balance to reflect the effect of any final valuation adjustments made for acquisitions, as well as any reduction attributable to impairment-related charges:

	Tiptree Insurance	Other	Total
Balance at December 31, 2019	$47,305	$669	$47,974
Intangible assets acquired (1)	93,700	—	93,700
Purchase accounting adjustment (2)	(300)	—	(300)
Less: amortization expense	(7,046)	(129)	(7,175)
Balance at September 30, 2020	$133,659	$540	$134,199
(1)    Relates to an acquisition in our insurance business as of January 3, 2020 based on the initial valuation, and may be adjusted during the measurement period as permitted

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2020
(in thousands, except share data)

under ASC 805. See Note (3) Acquisitions.
(2)    Relates to adjustments during the measurement period as permitted under ASC 805 for the final valuation of acquisition in our insurance business as of July 1, 2019.

The following table presents the amortization expense on finite-lived intangible assets for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Amortization expense on intangible assets	$2,326	$2,004	$7,175	$6,041

The following table presents the amortization expense on finite-lived intangible assets for the next five years by operating segment and/or reporting unit, as appropriate:

	As of September 30, 2020
	Tiptree Insurance	Other	Total
Remainder of 2020	$2,280	$42	$2,322
2021	12,952	171	13,123
2022	14,459	127	14,586
2023	14,198	80	14,278
2024	12,811	80	12,891
2025 and thereafter	63,198	40	63,238
Total	$119,898	$540	$120,438

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2020
(in thousands, except share data)

The following table presents the gross notional and fair value amounts of derivatives (on a gross basis) categorized by underlying risk:

	As of September 30, 2020			As of December 31, 2019
	Notional values	Asset derivatives	Liability derivatives	Notional values	Asset derivatives	Liability derivatives
Interest rate lock commitments	$290,277	$11,485	$—	$279,048	$7,336	$—
Forward delivery contracts	56,330	41	—	87,773	36	—
TBA mortgage backed securities	299,000	167	727	235,000	118	428
Other	5,942	1,047	—	10,360	—	3,330
Total	$651,549	$12,740	$727	$612,181	$7,490	$3,758

(11) Debt, net

The following table presents the balance of the Company’s debt obligations, net of discounts and deferred financing costs.

		Stated interest rate or range of rates		Maximum borrowing capacity as of	As of
Debt Type	Stated maturity date			September 30, 2020	September 30, 2020	December 31, 2019
Corporate debt
Secured revolving credit agreements	August 2023	LIBOR +	2.25%	$200,000	$—	$25,000
Secured term credit agreements	February 2025	LIBOR +	6.75%	121,875	121,875	68,210
Preferred trust securities	June 2037	LIBOR +	4.10%	35,000	35,000	35,000
Junior subordinated notes	October 2057	8.50%		125,000	125,000	125,000
Total corporate debt					281,875	253,210
Asset based debt (1)
Asset based revolving financing	April 2021	LIBOR +	2.40%	40,000	26,689	21,576
Residential mortgage warehouse borrowings (2)	April 2021 -	LIBOR +	2.00%	110,000	85,837	90,673
	August 2021	to LIBOR +	3.00%
Vessel backed term loan	November 2024	LIBOR +	4.75%	16,350	16,350	18,000
Total asset based debt					128,876	130,249
Total debt, face value					410,751	383,459
Unamortized discount, net					(2,175)	(198)
Unamortized deferred financing costs					(10,812)	(8,807)
Total debt, net					$397,764	$374,454
(1)    Asset based debt is generally recourse only to specific assets and related cash flows.
(2)    The weighted average coupon rate for residential mortgage warehouse borrowings was 2.76% and 3.83% at September 30, 2020 and December 31, 2019, respectively.

The following table presents the amount of interest expense the Company incurred on its debt for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest expense - corporate debt	$6,110	$4,923	$17,278	$14,850
Interest expense - asset based debt	2,211	1,808	6,240	5,333
Interest expense on debt	$8,321	$6,731	$23,518	$20,183

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2020
(in thousands, except share data)

The following table presents the future maturities of the unpaid principal balance on the Company’s debt for the following period:

As of
September 30, 2020
Remainder of 2020	$—
2021	112,526
2022	—
2023	—
2024	16,350
2025 and thereafter	281,875
Total	$410,751

The following narrative is a summary of certain terms of our debt agreements for the period ended September 30, 2020:
Corporate Debt

Secured Revolving Credit Agreement

As of September 30, 2020 and December 31, 2019, a total of $0 and $25,000, respectively, was outstanding under the revolving line of credit in our insurance business.

On August 4, 2020, Fortegra entered into an Amended and Restated Credit Agreement by and among Fortegra and its subsidiary, LOTS Intermediate Co., as borrowers, the lenders from time to time party thereto, certain of Fortegra’s subsidiaries, as guarantors, and Fifth Third Bank, National Association, as the administrative agent and issuing lender (the Fortegra Credit Agreement). The Fortegra Credit Agreement provides for a $200,000 revolving credit facility, all of which is available for the issuance of letters of credit, with a sub-limit of $17,500 for swing loans and matures on August 4, 2023. The Amended and Restated Credit Agreement replaced the $30,000 revolving line of credit.

Secured Term Credit Agreement

On February 21, 2020, the Operating Company borrowed $125,000 under a new credit agreement (Credit Agreement) with Fortress Credit Corp. (Fortress). The proceeds were used to repay the Company’s prior credit agreement with Fortress, with a balance of $68,210 as of December 31, 2019, and for working capital and general corporate purposes. Pursuant to an Amendment, Assumption and Consent Agreement, dated July 17, 2020 by and among Tiptree, certain of its subsidiaries and Fortress, Tiptree Holdings became the borrower under the Credit Agreement, dated as of February 21, 2020, by and among Tiptree, certain of its subsidiaries and Fortress. The Credit Agreement will mature on February 21, 2025, with principal amounts of the loans to be repaid in consecutive quarterly installments. Loans under the Credit Agreement bear interest at a variable rate per annum equal to LIBOR (with a minimum LIBOR rate of 1.00%), plus a margin of 6.75% per annum. The obligations under the Credit Agreement are secured by liens on substantially all of the assets of Tiptree Holdings and guaranteed by the Company and Tiptree Holdings’ direct wholly owned first tier subsidiaries (Guarantors).

The Credit Agreement contains various customary affirmative and negative covenants of the Company, Tiptree Holdings and the other Guarantors (subject to customary exceptions), including, but not limited to, limitations on indebtedness, liens, investments and acquisitions, negative pledges, junior payments, conduct of business, transactions with affiliates, dispositions of assets, prepayment of certain indebtedness and limits on guarantees by subsidiaries of Tiptree Holdings’ and the Guarantors’ indebtedness. The Credit Agreement also contains a financial covenant which limits corporate leverage as defined by its Corporate Leverage Ratio (as defined in the Credit Agreement).

The Credit Agreement also contains customary mandatory repayment provisions (subject to customary exceptions) and requires that net cash proceeds from the sale by Tiptree and certain of its subsidiaries of capital stock of Invesque be applied to prepay loans until the outstanding principal amount of loans is $62,500, with remaining proceeds subject to reinvestment rights. Prepayments, whether mandatory or voluntary, reduce future scheduled amortization payments in the order they come due. The Credit Agreement also requires the payment of a prepayment fee upon a repricing transaction or equity issuance consummated after the closing date, or the sale of Tiptree Insurance, or any of its material subsidiaries. As of September 30, 2020, a total of $121,875 was outstanding under this agreement.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2020
(in thousands, except share data)

Asset Based Debt

Asset Backed Revolving Financing

As of September 30, 2020 and December 31, 2019, a total of $10,220 and $9,840, respectively, was outstanding under the borrowing related to our premium finance business in our insurance business.

As of September 30, 2020 and December 31, 2019, a total of $16,469 and $11,736, respectively, was outstanding under the borrowing related to our warranty service contract finance business in our insurance business.

Residential Mortgage Warehouse Borrowings

In April 2020, a subsidiary in our mortgage business renewed a $60,000 warehouse line of credit, extending the maturity date to April 2021 and establishing a LIBOR floor of 1.0%. Additionally, during March 2020, another warehouse line maturing in August 2020 temporarily raised the maximum borrowing capacity to $65,000, returning to a maximum borrowing capacity of $50,000 in May 2020 and establishing a LIBOR floor of 0.50%. In August 2020, the $50,000 warehouse line of credit was extended to August 2021, and established a LIBOR floor of 0.50% to 1.00%. As of September 30, 2020 and December 31, 2019, a total of $85,837 and $90,673, respectively, was outstanding under such financing agreements.

As of September 30, 2020, the Company is in compliance with the representations and covenants for outstanding borrowings or has obtained waivers for any events of non-compliance.

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
September 30, 2020
(in thousands, except share data)

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
September 30, 2020
(in thousands, except share data)

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

The following tables present the Company’s fair value hierarchies for financial assets and liabilities, measured on a recurring basis:

	As of September 30, 2020
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value
Assets:
Available for sale securities, at fair value:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$210,604	$—	$210,604
Obligations of state and political subdivisions	—	40,437	—	40,437
Obligations of foreign governments	—	3,026	—	3,026
Certificates of deposit	855	—	—	855
Asset backed securities	—	36,266	502	36,768
Corporate securities	—	78,224	—	78,224
Total available for sale securities, at fair value	855	368,557	502	369,914

Loans, at fair value:
Corporate loans	—	—	5,349	5,349
Mortgage loans held for sale	—	110,123	—	110,123
Total loans, at fair value	—	110,123	5,349	115,472

Equity securities	111,624	—	35	111,659

Other investments, at fair value:
Corporate bonds	—	96,186	—	96,186
Derivative assets	—	1,255	11,485	12,740
CLOs	—	—	1,313	1,313
Total other investments, at fair value	—	97,441	12,798	110,239

Mortgage servicing rights (1)	—	—	12,476	12,476

Total	$112,479	$576,121	$31,160	$719,760

Liabilities:
Derivative liabilities (2)	$—	$727	$—	$727
Securities sold, not yet purchased (2)	21,234	45,865	—	67,099
Contingent consideration payable (2)	—	—	200	200
Total	$21,234	$46,592	$200	$68,026

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2020
(in thousands, except share data)

(1)    Included in other assets.
(2)    Included in other liabilities and accrued expenses.

	As of December 31, 2019
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value
Assets:
Available for sale securities, at fair value:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$191,590	$—	$191,590
Obligations of state and political subdivisions	—	46,338	—	46,338
Obligations of foreign governments	—	1,119	—	1,119
Certificates of deposit	896	—	—	896
Asset backed securities	—	42,833	1,185	44,018
Corporate securities	—	51,231	—	51,231
Total available for sale securities, at fair value	896	333,111	1,185	335,192

Loans, at fair value:
Corporate loans	—	—	9,787	9,787
Mortgage loans held for sale	—	98,720	—	98,720
Non-performing loans	—	—	387	387
Total loans, at fair value	—	98,720	10,174	108,894

Equity securities	155,135	—	243	155,378

Other investments, at fair value:
Corporate bonds	—	20,705	—	20,705
Derivative assets	—	154	7,336	7,490
CLOs	—	—	4,768	4,768
Total other investments, at fair value	—	20,859	12,104	32,963

Mortgage servicing rights (1)	—	—	8,764	8,764

Total	$156,031	$452,690	$32,470	$641,191

Liabilities:
Derivative liabilities (2)	$—	$3,758	$—	$3,758
Total	$—	$3,758	$—	$3,758
(1) Included in other assets. (2) Included in other liabilities and accrued expenses.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2020
(in thousands, except share data)

The following table presents additional information about assets that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value for the following periods:

	Nine Months Ended September 30,
	2020 (1)	2019 (1)
Balance at January 1,	$32,470	$152,845
Net realized gains (losses)	7,316	8,423
Net unrealized gains (losses)	(8,499)	(6,413)
Origination of IRLCs	90,474	54,179
Purchases	684	113
Sales	(4,960)	(118,382)
Issuances	—	107
Transfers into Level 3 (1)	—	1,332
Conversions to real estate owned	—	(2,596)
Conversions to mortgage loans held for sale	(86,325)	(50,265)
Balance at September 30,	$31,160	$39,343

Changes in unrealized gains (losses) included in earnings related to assets still held at period end	$(7,739)	$(1,669)
(1)    Transfers between Level 2 and 3 were a result of subjecting third party pricing on assets to various liquidity, depth, bid-ask spread and benchmarking criteria as well as assessing the availability of observable inputs affecting their fair valuation.

The following is quantitative information about Level 3 assets and liabilities with significant unobservable inputs used in fair valuation.

	Fair Value as of				Actual or Range (Weighted average)
Assets	September 30, 2020	December 31, 2019	Valuation technique	Unobservable input(s)	September 30, 2020			December 31, 2019
IRLCs	$11,485	$7,336	Internal model	Pull through rate	50%	to	95%	50%	to	95%
Mortgage servicing rights	12,476	8,764	External model	Discount rate	10%	to	13%	10%	to	13%
				Cost to service	$75	to	$90	$75	to	$90
				Weighted average prepayment speed	8%	to	69%	7%	to	50%
Total	$23,961	$16,100

Liabilities
Contingent consideration payable - Smart AutoCare	$200	$—	Cash Flow Model	Forecast Cash EBITDA	$20,000	to	$30,000	N/A
			Actuarial Analysis	Assumed Claim Liabilities	51,000			N/A
Total	$200	$—

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2020
(in thousands, except share data)

The following table presents the carrying amounts and estimated fair values of financial assets and liabilities that are not recorded at fair value and their respective levels within the fair value hierarchy:

	As of September 30, 2020			As of December 31, 2019
	Level within fair value hierarchy	Fair value	Carrying value	Level within fair value hierarchy	Fair value	Carrying value
Assets:
Debentures (1)	2	$18,414	$18,414	2	$15,423	$15,423
Notes and accounts receivable, net	2	60,523	60,523	2	42,192	42,192
Total assets		$78,937	$78,937		$57,615	$57,615

Liabilities:
Debt, net	3	$420,851	$408,576	3	$396,699	$383,261
Total liabilities		$420,851	$408,576		$396,699	$383,261
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
September 30, 2020
(in thousands, except share data)

(13) Liability for Unpaid Claims and Claim Adjustment Expenses

Roll forward of Claim Liability

The following table presents the activity in the net liability for unpaid losses and allocated loss adjustment expenses of short duration contracts for the following periods:

	Nine Months Ended September 30,
	2020	2019
Policy liabilities and unpaid claims balance as of January 1,	$144,384	$131,611
Less: liabilities of policy-holder accounts balances, gross	(11,589)	(13,659)
Less: non-insurance warranty benefit claim liabilities	(85)	(94)
Gross liabilities for unpaid losses and loss adjustment expenses	132,710	117,858
Less: reinsurance recoverable on unpaid losses - short duration	(88,599)	(90,016)
Less: other lines, gross	(230)	(227)
Net balance as of January 1, short duration	43,881	27,615

Incurred (short duration) related to:
Current year	111,979	104,506
Prior years	12,924	4,126
Total incurred	124,903	108,632

Paid (short duration) related to:
Current year	92,541	89,315
Prior years	8,206	9,909
Total paid	100,747	99,224

Net balance as of September 30, short duration	68,037	37,023
Plus: reinsurance recoverable on unpaid losses - short duration	103,372	85,318
Plus: other lines, gross	581	220
Gross liabilities for unpaid losses and loss adjustment expenses	171,990	122,561
Plus: liabilities of policy-holder accounts balances, gross	6,806	11,877
Plus: non-insurance warranty benefit claim liabilities (1)	32,402	63
Policy liabilities and unpaid claims balance as of September 30,	$211,198	$134,501
(1)    Primarily relates to Smart AutoCare which was acquired on January 3, 2020. See Note (3) Acquisitions for more information.

The following schedule reconciles the total short duration contracts per the table above to the amount of total losses incurred as presented in the condensed consolidated statement of operations, excluding the amount for member benefit claims:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Short duration incurred	$42,559	$39,213	$124,903	$108,632
Other lines incurred	1	(11)	1	180
Unallocated loss adjustment expense	360	144	450	651
Total losses incurred	$42,920	$39,346	$125,354	$109,463
For the nine months ended September 30, 2020, the Company’s insurance business experienced an increase in prior year case development of $12,924, primarily from its non-standard auto, light commercial and collateral protection lines of business.

For the nine months ended September 30, 2019, the Company’s insurance business experienced an increase in prior year case development of $4,126, primarily from its non-standard auto business.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2020
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Motor club revenue	$8,566	$9,130	$27,329	$26,675
Warranty coverage revenue	25,888	6,423	68,318	20,367
Vessel related revenue	5,517	4,807	17,218	10,758
Management fee income	—	—	—	1,267
Other	1,495	1,767	4,586	5,495
Revenue from contracts with customers	$41,466	$22,127	$117,451	$64,562

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

Information on Remaining Performance Obligations
We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at September 30, 2020.

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
September 30, 2020
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

The following table presents the activity in the significant deferred assets and liabilities related to revenue from contracts with customers for the nine months ended September 30, 2020.

	January 1, 2020			September 30, 2020
	Beginning balance	Additions	Amortizations	Ending balance
Deferred acquisition costs

Motor club revenue	$13,700	$17,707	$20,326	$11,081
Warranty coverage revenue	1,027	42,765	7,348	36,444
Total	$14,727	$60,472	$27,674	$47,525

Deferred revenue
Motor club revenue	$17,910	$23,907	$27,329	$14,488
Warranty coverage revenue (1)	49,368	338,105	74,278	$313,195
Total	$67,278	$362,012	$101,607	$327,683
(1)    Additions include $182,568 from the acquired balance sheet of Smart AutoCare. See Note (3) Acquisitions.

Write-offs were not material for any period presented.

(15) Other Assets and Other Liabilities and Accrued Expenses

Other Assets

The following table presents the components of other assets as reported in the condensed consolidated balance sheets:

	As of
	September 30, 2020	December 31, 2019
Right of use asset - Operating leases (1)	$20,550	$23,832
Furniture, fixtures and equipment, net	14,858	12,305
Income tax receivable	20,529	817
Mortgage servicing rights	12,476	8,764
Prepaid expenses	7,858	8,461
Loans eligible for repurchase	63,676	6,733
Other	11,228	7,598
Total other assets	$151,175	$68,510
(1)    See Note (21) Commitments and Contingencies for additional information.

The following table presents the depreciation expense related to furniture, fixtures and equipment for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Depreciation expense related to furniture, fixtures and equipment	$743	$769	$2,254	$1,928

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2020
(in thousands, except share data)

Other Liabilities and Accrued Expenses

The following table presents the components of other liabilities and accrued expenses as reported in the condensed consolidated balance sheets:

	As of
	September 30, 2020	December 31, 2019
Accounts payable and accrued expenses	$99,260	$68,829
Operating lease liability (1)	26,233	29,491
Deferred tax liabilities, net	15,403	32,306
Securities sold, not yet purchased	67,099	—
Due to brokers	41,856	1,140
Loans eligible for repurchase liability	63,676	6,733
Commissions payable	17,920	9,179
Other	19,787	24,462
Total other liabilities and accrued expenses	$351,234	$172,140
(1)    See Note (21) Commitments and Contingencies for additional information.

(16) Other Revenue and Other Expenses

Other Revenue

The following table presents the components of other revenue as reported in the condensed consolidated statement of operations. Other revenue is primarily generated by Tiptree Capital’s non-insurance activities except as noted in the footnote to the table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Other investment income (1)	$11,667	$12,626	$36,414	$31,781
Gain on sale of businesses (2)	—	—	—	7,598
Management fee income	—	—	—	1,267
Other (3)	1,116	1,454	5,560	3,512
Total other revenue	$12,783	$14,080	$41,974	$44,158
(1)    See Note (6) Investments for the components of Other investment income.
(2)    Related to the sale of Telos. See Note (4) Dispositions and Assets Held for Sale.
(3)    Includes $1,047 and $1,303 for the three months ended September 30, 2020 and 2019, respectively, and $5,305 and $3,068 for the nine months ended September 30, 2020 and 2019, respectively, related to Tiptree Insurance.

Other Expenses

The following table presents the components of other expenses as reported in the condensed consolidated statement of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Professional fees	$3,837	$6,137	$15,709	$13,975
General and administrative	5,523	3,855	16,376	14,098
Premium taxes	4,201	3,990	11,746	11,102
Mortgage origination expenses	3,673	3,099	10,811	8,657
Rent and related	3,529	3,110	10,326	9,329
Operating expenses from vessels	3,318	2,508	10,226	6,130
Loss on extinguishment of debt	—	—	353	1,241
Other	1,411	2,231	5,190	6,651
Total other expenses	$25,492	$24,930	$80,737	$71,183

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2020
(in thousands, except share data)

(17) Stockholders’ Equity

Stock Repurchases

The Board of Directors authorized the Company to make repurchases of up to $20,000 of shares of the Company’s outstanding common stock in the aggregate, at the discretion of the Company's Executive Committee. The following table presents the Company’s stock repurchase activity and remaining authorization.

	Nine Months Ended September 30, 2020
	Number of shares purchased	Average price per share
Share repurchase plan	977,302	$5.80
Block repurchase	500,000	7.00
Total	1,477,302	$6.20

Remaining repurchase authorization		$10,796

Dividends

The Company declared cash dividends per share for the following periods presented below:

	Dividends per share for the
	Nine Months Ended September 30,
	2020	2019
First quarter	$0.04	$0.04
Second quarter	0.04	0.04
Third quarter (1)	0.04	0.04
Total cash dividends declared	$0.12	$0.12
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

Statutory Capital and Surplus

The Company’s insurance company subsidiaries must maintain minimum amounts of statutory capital and surplus as required by regulatory authorities, including the NAIC; their capital and surplus levels exceeded respective minimum requirements as of September 30, 2020 and December 31, 2019.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2020
(in thousands, except share data)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Ordinary dividends	—	—	$—	$9,001
Extraordinary dividends	—	—	—	1,188
Total dividends	$—	$—	$—	$10,189

			As of
			September 30, 2020	December 31, 2019
Amount available for ordinary dividends of the Company's insurance company subsidiaries			$13,418	$4,527

At September 30, 2020, the maximum amount of dividends that our U.S. domiciled regulated insurance company subsidiaries could pay under applicable laws and regulations without regulatory approval was approximately $13,418. The Company may seek regulatory approval to pay dividends in excess of this permitted amount, but there can be no assurance that the Company would receive regulatory approval if sought.

(18) Accumulated Other Comprehensive Income (Loss)

The following table presents the activity in accumulated other comprehensive income (loss) (AOCI), net of tax, for the following periods:

	Total AOCI (loss) related to Unrealized gains (losses) on AFS securities	Amount attributable to non-controlling interests	Total AOCI (loss) to Tiptree Inc.
Balance at December 31, 2018	$(2,069)	$11	$(2,058)
Other comprehensive income (losses) before reclassifications	5,067	(24)	5,043
Amounts reclassified from AOCI	(970)	—	(970)
Period change	4,097	(24)	4,073
Adoption of accounting standard (1)	(99)	—	(99)
Balance at September 30, 2019	$1,929	$(13)	$1,916

Balance at December 31, 2019	$1,711	$(13)	$1,698
Other comprehensive income (losses) before reclassifications	4,108	(21)	4,087
Amounts reclassified from AOCI	(165)	—	(165)
Period change	3,943	(21)	3,922
Adoption of accounting standard (1)	42	—	42
Balance at September 30, 2020	$5,696	$(34)	$5,662
(1)    Due to adoption of 2018-02 and 2016-13, respectively. See Note (2) Summary of Significant Accounting Policies.

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2020
(in thousands, except share data)

The following table presents the reclassification adjustments out of AOCI included in net income and the impacted line items on the condensed consolidated statement of operations for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line item in condensed consolidated statement of operations
Components of AOCI	2020	2019	2020	2019
Unrealized gains (losses) on available for sale securities	$115	$187	$211	$1,228	Net realized and unrealized gains (losses)
Related tax (expense) benefit	(20)	(37)	(46)	(258)	Provision for income tax
Net of tax	$95	$150	$165	$970

(19) Stock Based Compensation

Equity Plans

2017 Omnibus Incentive Plan
The Company adopted the Tiptree 2017 Omnibus Incentive Plan (2017 Equity Plan) on June 6, 2017, which permits the grant of restricted stock units (RSUs), stock, and stock options up to a maximum of 6,100,000 shares of common stock. The general purpose of the 2017 Equity Plan is to attract, motivate and retain selected employees and directors for the Company and its subsidiaries, to provide them with incentives and rewards for performance and to better align their interests with the interests of the Company’s stockholders. Unless otherwise extended, the 2017 Equity Plan terminates automatically on June 6, 2027. The table below summarizes changes to the issuances under the Company’s 2017 Equity Plan for the periods indicated, excluding awards granted under the Company’s subsidiary incentive plans that are exchangeable for Tiptree common stock:

2017 Equity Plan	Number of shares (1)
Available for issuance as of December 31, 2019	4,765,863
RSU, stock and option awards granted	(951,019)
Available for issuance as of September 30, 2020	3,814,844
(1)    Excludes awards granted under the Company’s subsidiary incentive plans that are exchangeable for Tiptree common stock.

Restricted Stock Units and Stock Awards

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

Stock Awards - Directors’ Compensation

The Company values the stock awards at their issuance-date fair value as measured by Tiptree’s common stock price. Upon issuance, the awards are deemed to be granted and immediately vested.

The following table presents changes to the issuances of RSUs and stock awards under the 2017 Equity Plan for the periods indicated:

	Number of shares issuable	Weighted average grant date fair value
Unvested units as of December 31, 2019	958,610	$6.23
Granted	525,742	7.13
Vested	(531,206)	6.61
Unvested units as of September 30, 2020	953,146	$6.52

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2020
(in thousands, except share data)

The following tables present the detail of the granted and vested RSUs and stock awards for the periods indicated:

Granted	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020	Vested	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Directors	21,970	56,485	Directors	21,970	56,485
Employees (1)	—	469,257	Employees	—	474,721
Total Granted	21,970	525,742	Total Vested	21,970	531,206
			Taxes	—	(53,438)
			Exchanged	—	—
			Net Vested	21,970	477,768
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
The following table presents changes to the issuances of subsidiary awards under the subsidiary incentive plans for the periods indicated:

Grant date fair value of equity shares issuable
Unvested balance as of December 31, 2019	$4,279
Granted	1,108
Vested	(4,230)
Performance assumption adjustment	2,772
Unvested balance as of September 30, 2020	$3,929

The net vested and unvested balance of subsidiary awards (assuming full vesting) translates to an aggregate of 4,928,704 shares of common stock if converted as of September 30, 2020, of which 2,995,566 are vested and eligible for exchange as of September 30, 2020.

Stock Option Awards

Tiptree Corporate Incentive Plans

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
September 30, 2020
(in thousands, except share data)

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

The following table presents the assumptions used to estimate the fair values of the stock options granted for the following periods:

	Nine Months Ended September 30,
Valuation Input	2020		2019
	Assumption	Average	Assumption	Average
Historical volatility	27.60%	N/A	27.69%	N/A
Risk-free rate	1.51%	N/A	2.62%	N/A
Dividend yield	2.20%	N/A	2.21%	N/A
Expected term (years)		7.0		6.5

The following table presents the Company's stock option activity for the current period:

	Options outstanding	Weighted average exercise price (in dollars per stock option)	Weighted average grant date value (in dollars per stock option)	Options exercisable
Balance, December 31, 2019	1,290,342	$6.24	$2.45	—
Granted	425,277	7.25	1.83	—
Balance, September 30, 2020	1,715,619	$6.49	$2.29	—

Weighted average remaining contractual term at September 30, 2020 (in years)	7.4

Stock Based Compensation Expense

The following table presents total stock based compensation expense and the related income tax benefit recognized on the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Employee compensation and benefits	$2,287	$1,439	$5,750	$4,285
Director compensation	202	75	408	227
Income tax benefit	(538)	(327)	(1,330)	(975)
Net stock based compensation expense	$1,951	$1,187	$4,828	$3,537

Additional information on total non-vested stock based compensation is as follows:

	As of
	September 30, 2020
	Stock options	Restricted stock awards and RSUs
Unrecognized compensation cost related to non-vested awards	$639	$5,890
Weighted - average recognition period (in years)	2.19	1.77

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2020
(in thousands, except share data)

(20) Income Taxes

The following table presents the Company’s provision (benefit) for income taxes reflected as a component of income (loss):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
Total income tax expense (benefit)	$(844)		$(649)		$(22,030)		$3,706

Effective tax rate (ETR)	(6.1)%	(1)	38.8%	(2)	34.7%	(3)	19.2%	(4)
(1)    Lower than the U.S. federal statutory income tax rate of 21% due to the effect of discrete items, including expected refunds arising from the CARES Act.
(2)    Higher than the U.S. federal statutory income tax rate of 21% due to the dividends received deduction increasing the tax benefit and other discrete items, partially offset by state income taxes and the impact of foreign operations.
(3)    Higher than the U.S. federal statutory income tax rate of 21% due to the effect of discrete items, including expected refunds arising from the CARES Act.
(4)    Slightly lower than the U.S. federal statutory income tax rate of 21% due to the effect of the dividends received deduction and other discrete items, largely offset by the state income taxes and the impact of foreign operations.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted, implementing numerous changes to tax law including temporary changes regarding the prior and future utilization of net operating losses. During the nine months ended September 30, 2020, the Company recorded a $5,979 tax benefit related to the ability to carryback net operating losses to prior periods under the CARES Act, resulting in a decrease of our deferred tax asset of $14,343 and an increase to our current receivable of $20,413. The Company continues to assess the potential tax impacts of this legislation on its financial position and results of operations.

(21) Commitments and Contingencies

Operating Leases

All leases are office space leases and are classified as operating leases that expire through 2028. Some of our office leases include the option to extend for up to 5 years or less at management’s discretion. Such extension options were not included in the measurement of the lease liability. Below is a summary of our right of use asset and lease liability as of September 30, 2020:

As of
September 30, 2020
Right of use asset - Operating leases	$20,550

Operating lease liability	$26,233

Weighted-average remaining lease term (years)	6.2

Weighted-average discount rate (1)	7.2%
(1)    Discount rate was determined by applying available market rates to lease obligations based upon their term.

As of September 30, 2020, the approximate aggregate minimum future lease payments required for our lease liability over the remaining lease periods are as follows:

September 30, 2020
Remainder of 2020	$1,854
2021	7,410
2022	6,199
2023	5,527
2024	4,692
2025 and thereafter	11,798
Total minimum payments	37,480
Less: liabilities held for sale	(219)
Less: present value adjustment	(11,028)
Total	$26,233

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2020
(in thousands, except share data)

The following table presents rent expense for the Company’s office leases recorded on the condensed consolidated statements of operations for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Rent expense for office leases (1)	$959	$2,094	$5,196	$6,508
(1) Includes lease expense of $53 and $122 for the three and nine months ended September 30, 2020 for assets held for sale.

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

The following table presents a reconciliation of basic and diluted net income per common share for the following periods:

TIPTREE INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2020
(in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss) before non-controlling interests	$14,741	$(949)	$(41,390)	$15,556
Less:
Net income (loss) attributable to non-controlling interests	1,978	508	2,038	1,342
Net income allocated to participating securities	351	—	—	359
Net income (loss) attributable to common shares	12,412	(1,457)	(43,428)	13,855

Effect of Dilutive Securities:
Securities of subsidiaries	(461)	—	—	(507)
Net income (loss) attributable to common shares - diluted	$11,951	$(1,457)	$(43,428)	$13,348

Weighted average number of shares of common stock outstanding - basic	33,684,301	34,552,171	34,076,837	34,583,709
Weighted average number of incremental shares of common stock issuable from exchangeable interests and contingent considerations	—	—	—	—
Weighted average number of shares of common stock outstanding - diluted	33,684,301	34,552,171	34,076,837	34,583,709

Basic net income (loss) attributable to common shares	$0.37	$(0.04)	$(1.27)	$0.40

Diluted net income (loss) attributable to common shares	$0.35	$(0.04)	$(1.27)	$0.39

(23) Related Party Transactions

Corvid Peak is a related party of the Company because Corvid Peak is deemed to be controlled by Michael Barnes, the Company’s Executive Chairman. Tiptree agreed to invest $75,000 to seed new investment funds to be managed by Corvid Peak, which was completely funded in the first quarter of 2020. The Company will pay Corvid Peak an annual management fee of 1.25% of the net asset value of invested capital and an incentive fee equal to 20% of the net profits, subject to a conventional high water mark. The Company incurred $230 and $233 of management and incentive fees to Corvid Peak for the three months ended September 30, 2020 and 2019, respectively, and $667 and $702 of management and incentive fees to Corvid Peak for the nine months ended September 30, 2020 and 2019, respectively.

Pursuant to the Transition Services Agreement, Tiptree and Corvid Peak have mutually agreed to provide certain services to one another. Payments under the Transition Services Agreement in the three and nine months ended September 30, 2020 and 2019 were not material.

Pursuant to the Emeritus Agreement, Tiptree agreed to provide Mr. Inayatullah, a greater than 5% stockholder of the Company, office space and support services, and reimburse Mr. Inayatullah for a portion of benefit expenses in exchange for advice and other consulting services as requested by the Company’s Executive Committee. Transactions related to the Emeritus Agreement in the three and nine months ended September 30, 2020 were not material.

(24) Subsequent Events

On November 2, 2020, the Company’s board of directors declared a quarterly cash dividend of $0.04 per share to holders of common stock with a record date of November 23, 2020, and a payment date of November 30, 2020.

On October 16, 2020, South Bay Financial Corporation (SBAC) and South Bay Funding LLC (SBF); together with SBAC (the Borrowers), subsidiaries of Fortegra, entered into a three-year $75,000 secured credit agreement (the South Bay Credit Agreement) with the lenders from time to time party thereto and Fifth Third Bank, National Association. The South Bay Credit Agreement is secured by substantially all of the assets of the Borrowers. The obligations under the South Bay Credit Agreement are non-recourse to Fortegra and its subsidiaries (other than SBAC and its subsidiaries).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Conditions and Results of Operations is presented in this section as follows:
•Overview
•Results of Operations
•Non-GAAP Reconciliations
•Liquidity and Capital Resources
•Critical Accounting Policies and Estimates
•Off-Balance Sheet Arrangements

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

Summary factors impacting quarterly results were:

Overall:
•Net income was $12.8 million for the quarter, an increase of $14.3 million over prior year period driven by increases in operational performance.
•Operating EBITDA of $31.9 million, up $14.6 million over the prior year period, from growth in insurance and mortgage operations.
•Book value per share of $10.36 as of September 30, 2020, when combined with dividends paid, increased 4.3% from the prior quarter, driven by a combination of earnings and share repurchases in the quarter. Book value per share as of September 30, 2020, when combined with dividends paid, represents a decrease of 8.0% from September 30, 2019, primarily driven by the unrealized mark-to-market losses on our investment in Invesque.
•Year-to-date 2020, we purchased and retired 1,477,302 shares of our common stock for $9.2 million, at an average 37% discount to book value.
•Cash and cash equivalents of $103.5 million as of September 30, 2020, of which $72.4 million resides outside our statutory insurance subsidiaries.
Insurance:
•Gross written premiums and premium equivalents for the quarter were $464.6 million, up 25.0% versus the prior year period, driven by growth in warranty and specialty programs. Excluding the incremental premium equivalents from our acquisition of Smart AutoCare, premiums and equivalents increased 7.4% for the quarter.
•Operating EBITDA was $19.1 million for the quarter, up $3.1 million over prior year period from growth in warranty and specialty programs.
•Combined ratio of 90.4% declined from 92.1% in the prior year period driven by improved underwriting performance and the overall shift in product mix.
•In September 2020, we announced the formation of a new excess and surplus lines subsidiary, Fortegra Specialty Insurance Company, which we expect will broaden our product reach and scope within the U.S.
•In October 2020, we refinanced and increased our premium finance asset based facility to support future growth.

Tiptree Capital:
•Operating EBITDA improved year over year by $11.2 million, driven primarily by higher loan origination volume and margins in our mortgage business.

Key Trends:
Our results of operations are affected by a variety of factors including, but not limited to, general economic conditions and GDP growth, market liquidity and volatility, consumer confidence, U.S. demographics, employment and wage growth, business confidence and investment, inflation, interest rates and spreads, the impact of the regulatory environment, and the other factors set forth in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and in Part II, Item 1A in this Form 10-Q. Generally, our businesses are positively affected by a healthy U.S. consumer, stable to gradually rising interest rates, stable markets and business conditions, and global growth and trade flows. Conversely, rising unemployment, volatile markets, rapidly rising interest rates, changing regulatory requirements and slowing business conditions can have a material adverse effect on our results of operations or financial condition.

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

In the first half of this year, widespread business closures, travel limitations, and stay-at-home orders due to the global spread of COVID-19 created significant market volatility, uncertainty and economic disruption. The economic impact of COVID-19 during this period caused temporary disruption to certain of our distribution partners’ businesses in our insurance business, particularly auto dealerships and retail partners who rely on brick and mortar outlets to sell their products. Conversely, those same partners have experienced reduced claims, as consumers have reduced miles driven and warranty service visits. During the same period, sales of credit protection products also declined in reaction to slowing growth in consumer credit, partially driven from the government stimulus provided to consumers. Less than 5% of our credit insurance products are exposed to increases in unemployment rates and over 50% of our credit insurance products protect underlying property, claims on which are not related to COVID-19. While we saw sales volume declines in many of our credit and warranty programs in response to the reduced economic activity in the second quarter of 2020, warranty programs returned to normalized sales volumes in the third quarter as parts of the economy re-opened. Growth in credit protection sales volumes, which tends to follow growth in consumer credit, recovered at a slower pace. Despite the improved sales volumes in the third quarter, as COVID-19 cases across the country continue to rise, should economic shutdowns reappear in response, there can be no assurance that we would not see volume declines in our insurance business similar to those we experienced earlier in the year.

Our insurance investment portfolio primarily serves as a source to pay claims and secondarily as a source of income for our operations. Our investments include fixed maturity securities, loans, credit investment funds, and equity securities. Many of our investments are held at fair value. Changes in fair value for loans, credit investment funds, and equity securities are reported quarterly as unrealized gains or losses in revenues and can be impacted by changes in interest rates, credit risk, or market risk, including specific company or industry factors. Our equity holdings are relatively concentrated. General equity market trends, along with company and industry specific factors, can impact the fair value of our holdings and can result in unrealized gains and losses affecting our results.

In the first half of the year, our insurance investment portfolio experienced negative unrealized mark-to-market fair value adjustments as securities and equity markets declined in response to concerns about the economic effects of the social distancing measures associated with COVID-19 mitigation efforts. Despite the unrealized marks, our overall capital position remains strong and we expect to continue to be able to support growth in our insurance business. While markets have recovered to some extent since the first half of the year, they remain volatile and any economic impacts resulting from the current trend of rising cases could result in additional unrealized or realized losses on these securities.

Common shares of Invesque represent a significant asset on our consolidated balance sheet, both as part of our insurance investment portfolio and separately in Tiptree Capital. Our investment in Invesque, which operates in the seniors housing and skilled nursing industries, is carried on our balance sheet at fair value. The decline in Invesque’s stock price had a material impact on the carrying value of our investment. In response to the uncertainty in the industry, Invesque announced in early April that it was suspending dividends to conserve liquidity until the impact of COVID-19 on occupancy rates and its operations is better known. While Invesque has announced that they are continuing to collect rents on its properties at approximately 94% of contractual obligations, any changes in their operations or ability to collect rents could continue to have a significant impact on their stock price and delay any potential restoration of their dividend. Decreases in the fair value of Invesque’s common stock and changes to its dividend payout levels, which we experienced during the first half of the year, had a significant impact on our results of operations, and could continue to do so should Invesque’s operations continue to be negatively affected as a result of the pandemic.

The maritime transportation industry is highly competitive and fragmented. Demand for shipping capacity is a function of global economic conditions and the related demand for commodities, production and consumption patterns, and affected by events which interrupt production, trade routes, and consumption. The COVID-19 pandemic significantly impacted economic activity in China, the United States, Europe, and across developing markets, reducing demand for oil and other commodities. The sharp reduction in demand negatively affected charter rates for dry-bulk commodities, other than grains, in the first half of the year. The oversupply in oil markets initially led to significant demand for floating storage, increasing charter rates for product tankers. Both of these trends began to reverse in the second half of the year, with rates for dry bulk vessels improving and rates for product tankers softening. The shipping industry is cyclical with high volatility in charter hire rates and profitability, which can change rapidly as the economic impact of the pandemic and the surplus supply of oil unfolds during the remainder of the year. General global economic conditions, along with company and industry specific factors, are expected to continue to impact the fair value of our vessels and associated operating results.

While the overall impacts to our business operations to date from the COVID-19 pandemic have been relatively modest, and we have begun to see some improvement in certain of our businesses as sectors of the economy started to re-open, should a widespread economic shutdown reoccur and continue for an extended period, our business could be adversely impacted.

Our business can also be impacted in various ways by changes in interest rates, which can result in fluctuations in the fair value of our investments, revenues associated with floating rate investments, volume and revenues in our mortgage business and interest expense associated with floating rate debt used to fund many of our operations. Low mortgage rates due to the Federal Reserve intervention in mortgage markets, combined with limitations on operating capacity in the mortgage industry due to the COVID-19 pandemic, and rising home prices in certain markets has resulted in a combination of higher mortgage volumes and margins, which has been a benefit to our mortgage operations. The current low interest rate environment also benefits our interest cost on debt, although our corporate debt facility with Fortress is subject to a LIBOR floor, which limits further decline in our interest cost at the corporate level. There can be no assurance that these trends will continue, the reversal of which could have a materially negative impact to our results of operations. Separately, certain of our investments are LIBOR based, which has resulted in lower investment income during a period of extended low rates.

RESULTS OF OPERATIONS
The following is a summary of our consolidated financial results for the three and nine months ended September 30, 2020 and 2019. In addition to GAAP results, management uses the Non-GAAP measures Operating EBITDA, Adjusted EBITDA and book value per share as measurements of operating performance. Management believes these measures provide supplemental information useful to investors as they are frequently used by the financial community to analyze financial performance, debt service and comparison among companies. Management uses Operating EBITDA as part of its capital allocation process and to assess comparative returns on invested capital. Adjusted EBITDA is also used in determining incentive compensation for the Company’s executive officers. The Company defines Adjusted EBITDA as GAAP net income of the Company adjusted (i) to add back corporate interest expense, consolidated income taxes and consolidated depreciation and amortization expense, (ii) for the effect of purchase accounting, (iii) for non-cash fair value adjustments, and (iv) for any significant non-recurring expenses. Operating EBITDA represents Adjusted EBITDA plus stock based compensation expense, less realized and unrealized gains and losses and less third party non-controlling interests. Operating EBITDA and Adjusted EBITDA are not measurements of financial performance or liquidity under GAAP and should not be considered as an alternative or substitute for GAAP net income. See “Non-GAAP Reconciliations” for a reconciliation of these measures to their GAAP equivalents.

Selected Key Metrics

($ in millions, except per share information)	Three Months Ended September 30,		Nine Months Ended September 30,
GAAP:	2020	2019	2020	2019
Total revenues	$224.0	$189.2	$552.9	$564.2
Net income (loss) attributable to common stockholders	$12.8	$(1.5)	$(43.4)	$14.2
Diluted earnings per share	$0.35	$(0.04)	$(1.27)	$0.39
Cash dividends paid per common share	$0.04	$0.04	$0.12	$0.115

Non-GAAP: (1)
Operating EBITDA	$31.9	$17.3	$69.9	$42.6
Adjusted EBITDA	$20.4	$6.2	$(37.9)	$43.7
Book value per share	$10.36	$11.43	$10.36	$11.43
(1)    For information relating to Operating and Adjusted EBITDA and book value per share, including a reconciliation to GAAP financials, see “—Non-GAAP Reconciliations.”

Revenues

For the three months ended September 30, 2020, revenues were $224.0 million, which increased $34.8 million, or 18.4% compared to the prior year period primarily due to a combination of growth in service and administrative fees related to our warranty programs and gains on mortgage loans sold in our mortgage business. For the nine months ended September 30, 2020, revenues were $552.9 million, which decreased $11.3 million, or 2.0% compared to the prior year period, primarily due to net realized and unrealized losses on Invesque and other securities held at fair value. Earned premiums and service and administrative fees were $164.1 million for the three months ended September 30, 2020, up $8.8 million, or 5.7%, and $479.3 million for the nine months ended September 30, 2020, up $35.9 million, or 8.1%, driven by growth in warranty service contracts and light commercial specialty programs. Also contributing to higher revenues in the quarter and the year to date were increases in net realized and unrealized gains on mortgage loans, which were up $21.7 million and $41.6 million, respectively. Offsetting all of these increases were net realized and unrealized losses of $7.7 million and $97.9 million for the three and nine month periods ended September 30, 2020, respectively, on Invesque and other equity holdings.

The combination of unearned premiums and deferred revenues on the balance sheet grew by $361.5 million, or 45.8%, from September 30, 2019 to September 30, 2020 as a result of increased written premiums and premium equivalents, primarily in warranty programs, including the acquisition of Smart AutoCare, which contributed $205.9 million of growth in deferred revenues, and in light commercial specialty programs.

The table below provides a break down between net realized and unrealized gains and losses from Invesque and from other securities which impacted our consolidated results on a pre-tax basis. Many of our investments are carried at fair value and marked to market through unrealized gains and losses. As a result, we expect our earnings relating to these investments to be relatively volatile between periods, which was highlighted by the market volatility in the first half of the year caused by uncertainly regarding the impact of COVID-19. Our fixed income securities are primarily marked to market through accumulated other comprehensive income (AOCI) in stockholders’ equity and do not impact net realized and unrealized gains and losses until they are sold.

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net realized and unrealized gains (losses)(1)	$1.5	$(8.9)	$(18.1)	$1.3
Net realized and unrealized gains (losses) - Invesque	$(9.2)	$—	$(79.8)	$6.2
(1)    Excludes Invesque, Mortgage realized and unrealized gains and losses and NPLs.

Net Income (Loss) Attributable to Common Stockholders

For the three months ended September 30, 2020, net income available to common stockholders was $12.8 million, an increase of $14.3 million. For the nine months ended September 30, 2020, net loss available to common stockholders was $43.4 million, a decrease of $57.6 million. The increase in the quarter and the decrease year to date were primarily driven by the same factors that impacted revenues in the respective periods.

Operating and Adjusted EBITDA - Non-GAAP

Operating EBITDA for the three months ended September 30, 2020 was $31.9 million, an increase of $14.6 million, or 84.4% from the prior year period, and $69.9 million for the nine months ended September 30, 2020, an increase of $27.3 million, or 64.1%. For the three and nine months ended September 30, 2020, the key drivers of the increases were growth in warranty and specialty programs in our insurance business, and increases in volumes and margins in our mortgage business in Tiptree Capital.

Adjusted EBITDA for the three months ended September 30, 2020 was $20.4 million, an increase of $14.2 million. The increase was driven by the same factors that drove improvement in Operating EBITDA. Adjusted EBITDA for the nine month period was a loss of $37.9 million, a decrease of $81.6 million, which was substantially driven by unrealized losses on Invesque and other equity securities. See “— Non-GAAP Reconciliations” for a reconciliation of Operating and Adjusted EBITDA to GAAP net income.

Book Value per share - Non-GAAP

Total stockholders’ equity was $361.7 million as of September 30, 2020 compared to $407.4 million as of September 30, 2019. Over the past twelve months, Tiptree returned $14.6 million to shareholders through share repurchases and dividends paid. Book value per share for the period ended September 30, 2020 was $10.36, a decrease from book value per share of

$11.43 as of September 30, 2019, but up $0.39 per share versus the second quarter. The key drivers of the reduction from the prior year period were losses per share and dividends paid of $0.16 per share. The decrease was partially offset by the purchase of 1.477 million shares at an average 37% discount to book value. The key driver of the improvement versus the prior quarter was positive net income, as our business operations showed positive momentum relative to the impact from COVID-19 in the first half of 2020.

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

Pre-tax Income

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Tiptree Insurance	$13.4	$8.3	$0.4	$28.4
Tiptree Capital	9.5	(1.4)	(38.6)	16.2
Corporate	(9.0)	(8.6)	(25.2)	(25.4)
Pre-tax income (loss)	$13.9	$(1.7)	$(63.4)	$19.2

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

	As of September 30,
($ in millions)	Invested Capital (1)		Total Capital (1)
	2020	2019	2020	2019
Tiptree Insurance	$339.9	$304.1	$499.9	$464.1
Tiptree Capital	148.9	198.3	148.9	198.3
Corporate	(82.2)	(55.5)	39.7	13.7
Total Tiptree	$406.6	$446.9	$688.5	$676.1

Operating and Adjusted EBITDA

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Tiptree Insurance	$19.1	$16.0	$48.1	$44.5
Tiptree Capital	18.2	7.0	36.1	15.3
Corporate	(5.4)	(5.7)	(14.3)	(17.2)
Operating EBITDA (1)	$31.9	$17.3	$69.9	$42.6
Stock based compensation expense	(2.6)	(1.5)	(6.2)	(4.5)
Vessel depreciation, net of capital expenditures	(1.2)	(0.7)	(3.6)	(1.9)
Realized and unrealized gains (losses) (2)	(7.7)	(8.9)	(97.9)	7.5
Third party non-controlling interests (3)	—	—	(0.1)	—
Adjusted EBITDA (1)	$20.4	$6.2	$(37.9)	$43.7

(1)     For further information relating to Invested Capital, Total Capital, Operating EBITDA and Adjusted EBITDA, including a reconciliation to GAAP total stockholders’ equity and pre-tax income, see “—Non-GAAP Reconciliations.”
(2)     Excludes Mortgage realized and unrealized gains and losses - Performing and NPLs.
(3)     Removes the Operating EBITDA associated with third party non-controlling interests. Does not remove the non-controlling interests related to employee-based shares.

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

The following tables present the insurance segment results for the three and nine months ended September 30, 2020 and 2019.

Operating Results

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Gross written premiums and equivalents	$464.6	$371.7	$1,175.6	$936.7
Net written premiums	146.5	160.1	379.4	434.8
Revenues:
Net earned premiums	$116.4	$129.2	$345.0	$364.7
Service and administrative fees	47.7	26.1	134.3	78.7
Ceding commissions	5.1	1.6	16.2	7.2
Net investment income	3.0	3.0	8.8	10.7
Net realized and unrealized gains (losses)	0.7	(1.1)	(27.3)	4.7
Other income	1.0	1.3	5.3	3.1
Total revenues	$173.9	$160.1	$482.3	$469.1
Expenses:
Policy and contract benefits	57.8	44.0	167.8	124.3
Commission expense	68.9	77.5	207.2	225.1
Employee compensation and benefits	15.9	12.6	47.9	36.7
Interest expense	4.0	3.6	11.2	11.2
Depreciation and amortization expense	2.3	2.3	7.2	6.9
Other expenses	11.6	11.8	40.6	36.5
Total expenses	$160.5	$151.8	$481.9	$440.7
Pre-tax income (loss)	$13.4	$8.3	$0.4	$28.4

Results
Our insurance operations are currently expanding product lines in an effort to increase written premiums and premium equivalents, such as service and administrative fees, and commensurately grow the insurance portfolio. As part of this process, the business is investing to grow warranty and specialty programs, including through the acquisition of Smart AutoCare, while maintaining a leading position in our credit protection markets. That, combined with the earnings performance of the investment portfolio, is a key driver in comparing 2020 versus 2019 results. The growth in written premiums and service and administrative fees, combined with higher retention in select products, has resulted in an increase of unearned premiums and deferred revenue on the balance sheet of $361.5 million, or 45.8%, from $789.8 million as of September 30, 2019 to $1,151.3 million as of September 30, 2020. The first quarter 2020 acquisition of Smart AutoCare represented growth of $205.9 million of deferred revenues for the current period.

Pre-tax income was $13.4 million for the three months ended September 30, 2020, an increase of $5.1 million. Underwriting margin was up $6.8 million, or 18.5% from the prior year period, driven by increases in warranty and specialty programs. Partially offsetting this growth were increased operating expenses of $3.1 million, primarily as a result of increased headcount from the Smart AutoCare acquisition. Pre-tax contributions from investments increased $1.8 million over the prior year period, driven by unrealized gains in the three months ended September 30, 2020.

Pre-tax income was $0.4 million for the nine months ended September 30, 2020, a decrease of $28.0 million. The primary drivers of the decrease were net realized and unrealized losses of $27.3 million in the nine months ended September 30, 2020 versus gains of $4.7 million for the nine months ended September 30, 2019, primarily related to Invesque, and other equities and loans held at fair value in the portfolio. Insurance underwriting results improved by $21.5 million, or 20.6% for the nine months ended September 30, 2020, primarily as a result of growth in warranty and specialty programs. This was partially offset by increases in operating expenses of $15.3 million, primarily associated with the growth in premiums and equivalents, including the acquisition of Smart AutoCare.

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

For the three months ended September 30, 2020, total revenues were $173.9 million, up $13.8 million, or 8.6%, primarily driven by increases in service and administrative fees of $21.6 million related to growth in warranty and specialty programs, partially offset by declines in net earned premiums of $12.8 million, primarily related to the retrocession of a portion of our credit protection book at year-end 2019.

For the nine months ended September 30, 2020, total revenues were $482.3 million, up $13.2 million, or 2.8%, primarily driven by increases in service and administrative fees of $55.6 million, partially offset by declines in net earned premiums of $19.7 million, both related to the same factors as those impacting the quarter. Further dampening revenue growth in the nine month period was an increase in net realized and unrealized losses on the investment portfolio of $27.3 million. See “—Tiptree Insurance Investment Portfolio” for a further discussion of the investment results.

Expenses

Total expenses include policy and contract benefits, commissions expense and operating expenses. For the three months ended September 30, 2020, total expenses were $160.5 million, up $8.7 million, or 5.7%, and for the nine months ended September 30, 2020, total expenses were $481.9 million, up $41.2 million, or 9.3%, primary driven by increases in policy and contract benefits, partially offset by reduced commission expense, and increased employee compensation and benefits, including impacts from the acquisition of Smart AutoCare.

There are two types of claims expenses under insurance and warranty service contracts included in policy and contract benefits: member benefit claims, and net losses and loss adjustment expenses. Member benefit claims represent the costs of services and replacement devices incurred in warranty protection and motor club service contracts. Net losses and loss adjustment expenses represent actual insurance claims paid, changes in unpaid claim reserves, net of amounts ceded, and the costs of administering claims for credit life and other insurance lines. Incurred claims are impacted by loss frequency, which is a measure of the number of claims per unit of insured exposure, and loss severity, which is based on the average size of claims. Loss occurrences in our insurance products are characterized by low severity and high frequency. Factors affecting loss frequency and loss severity include the volume of underwritten contracts, changes in claims reporting patterns, claims settlement patterns, judicial decisions, economic conditions, morbidity patterns and the attitudes of claimants towards settlements.

For the three months ended September 30, 2020, policy and contract benefits were $57.8 million, up $13.8 million, or 31.4%, and for the nine months ended September 30, 2020, policy and contract benefits were $167.8 million, up $43.5 million, or 35%, primarily as a result of growth in written premiums, including growth related to the acquisition of Smart AutoCare.

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

Total commission expense for the three months ended September 30, 2020 was $68.9 million, down $8.6 million, or 11.1%, and for the nine months ended September 30, 2020 was $207.2 million, down $17.9 million, or 8.0%, primarily due to a combination of higher claims borne by our distribution partners, through a reduction of retrospective commissions, and the ceding of a portion of our credit protection insurance book at year-end 2019.

Operating expenses include employee compensation and benefits, interest expense, depreciation and amortization expense and other expenses. For the three months ended September 30, 2020, employee compensation and benefits were $15.9 million, up $3.3 million, or 26.2%, and for the nine months ended September 30, 2020, employee compensation and benefits were $47.9 million, up $11.2 million, or 30.5%, primarily from increased headcount in connection with the acquisition of Smart AutoCare. Interest expense of $4.0 million in the three months ended September 30, 2020 increased by $0.4 million, or 11.1%, primarily from higher average outstanding balances. Interest expense was consistent at $11.2 million for each of the nine months ended September 30, 2020 and 2019. Other expenses for the three months ended September 30, 2020 were $11.6 million, down $0.2 million, or 1.7%, and for the nine months ended September 30, 2020 were $40.6 million, up $4.1 million, or 11.2%, primarily from higher premium taxes due to growth in written premiums and professional fees incurred in connection with the acquisition.

Key Operating Metrics and Non-GAAP Operating Results

Gross & Net Written Premiums

Gross written premiums and equivalents represent total premiums from insurance policies and warranty service contracts written, as well as premium finance volumes during a reporting period. Net written premiums are gross written premiums and equivalents less that portion of premiums ceded to third party reinsurers or PORCs. The amount ceded is based on the individual reinsurance agreements. Net earned premiums are the earned portion of our net written premiums. At the end of each reporting period, premiums written that are not earned are classified as unearned premiums, which are earned in subsequent periods over the remaining term of the policy.

Written Premium Metrics

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	Gross Written Premiums and Equivalents		Net Written Premiums		Gross Written Premiums and Equivalents		Net Written Premiums
Insurance Products:	2020	2019	2020	2019	2020	2019	2020	2019
Credit protection	$167.1	$191.1	$77.0	$113.3	$449.4	$504.2	$216.7	$303.1
Warranty	185.6	104.6	38.1	26.7	445.3	268.4	89.5	87.8
Specialty	82.4	43.2	31.4	20.1	187.9	103.5	73.2	43.9
Services and other	29.5	32.8	—	—	93.0	60.6	—	—
Total	$464.6	$371.7	$146.5	$160.1	$1,175.6	$936.7	$379.4	$434.8
Total gross written premiums and equivalents for the three months ended September 30, 2020 were $464.6 million, which represented an increase of $92.9 million, or 25.0% over the prior year period. Total gross written premiums and equivalents for the nine months ended September 30, 2020 were $1,175.6 million, which represented an increase of $238.9 million, or 25.5%. The increases in both periods were driven by growth in warranty, specialty programs, and services and other volumes, offset by credit protection related to lower growth in consumer credit due to the impact of COVID-19. Excluding the incremental premium equivalents from our acquisition of Smart AutoCare, premiums and equivalents increased 7.4% for the quarter and 9.7% for the year-to-date period.

Total net premiums written for the three months ended September 30, 2020 were $146.5 million, down $13.6 million, or 8.5%, and for the nine months ended September 30, 2020 were $379.4 million, down $55.4 million, or 12.7%, driven by decreases in credit protection, offset by an increase in specialty programs. The amount of business retained for the nine months ended September 30, 2020 was 32.3%, down from 46.4% in the prior year period, as we ceded a portion of our credit protection policies at year-end 2019.

We believe our warranty service contracts and light commercial programs provide opportunity for growth through expanded product offerings, new clients and geographic expansion. While growth in these areas has recovered in the third quarter as compared to the second quarter impact from the COVID-19 economic shutdowns, should rising cases result in additional disruptions to economic activity, we could experience a dampening of our near term rate of growth in these areas.

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

Underwriting Revenues and Underwriting Margin - Non-GAAP(1)

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	Underwriting Revenues		Underwriting Margin		Underwriting Revenues		Underwriting Margin
Insurance products:	2020	2019	2020	2019	2020	2019	2020	2019
Credit protection	$89.9	$110.2	$21.7	$23.0	$283.4	$323.9	$62.6	$65.0
Warranty	54.5	31.9	15.5	8.7	144.7	86.8	44.0	25.1
Specialty	23.3	13.3	3.9	2.2	64.1	35.4	10.8	6.5
Services and other	2.5	2.8	2.4	2.8	8.6	7.6	8.4	7.7
Total	$170.2	$158.2	$43.5	$36.7	$500.8	$453.7	$125.8	$104.3
(1)    For further information relating to the Company’s underwriting margin, including a reconciliation to GAAP financials, see “—Non-GAAP Reconciliations.”

Underwriting margin for the three months ended September 30, 2020 was $43.5 million, up $6.8 million, or 18.5%, and for the nine months ended September 30, 2020 was $125.8 million, up $21.5 million, or 20.6%. Credit protection underwriting margin was $21.7 million for the three months ended September 30, 2020, a decrease of $1.3 million, or 5.7%, and $62.6 million for the nine months ended September 30, 2020, a decrease of $2.4 million, or 3.7%. Credit protection was impacted by lower sales volumes in the second and third quarters of 2020, which we believe was related to reduced consumer lending activity as a result of stimulus payments received and social distancing measures associated with COVID-19. Underwriting margin for warranty products for the three months ended September 30, 2020 was $15.5 million, up $6.8 million, or 78.2%, and for the nine months ended September 30, 2020 was $44.0 million, up $18.9 million, or 75.3%, driven primarily by the acquisition of Smart AutoCare. Specialty underwriting margin for the three months ended September 30, 2020 was $3.9 million, up $1.7 million, or 77.3%, and for the nine months ended September 30, 2020 was $10.8 million, up $4.3 million, or 66.2%, driven by growth in our light commercial specialty programs. Services and other contributed $2.4 million in the three months ended September 30, 2020, which was down $0.4 million, or 14.3%, and $8.4 million in the nine months ended September 30, 2020, which was up $0.7 million, or 9.1%.

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

Invested Capital, Total Capital, Operating EBITDA and Operating Ratios - Non-GAAP(1)

($ in millions)			As of September 30,
			2020	2019
Invested Capital(1)			$339.9	$304.1
Total Capital(1)			$499.9	$464.1

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating EBITDA drivers:	2020	2019	2020	2019
Underwriting	$16.5	$12.6	$40.0	$33.1
Investments	2.6	3.4	8.1	11.4
Tiptree Insurance Operating EBITDA(1)	$19.1	$16.0	$48.1	$44.5
Insurance operating ratios:
Combined ratio (1)	90.4%	92.1%	91.8%	92.8%
(1)    For further information relating to the Company’s Operating EBITDA, Invested and Total Capital, and combined ratio, including a reconciliation to GAAP financials, see “—Non-GAAP Reconciliations.”

The combined ratio was 90.4% for the three months ended September 30, 2020, compared to 92.1% for the prior year period, and 91.8% for the nine months ended September 30, 2020, compared to 92.8% for the prior year period. The improved ratio in both periods was primarily related to the shift in product mix toward warranty and specialty, which tend to have slightly higher product margins. See “—Insurance Investment Portfolio” for a further discussion of the investment results and “—Non-GAAP Reconciliations” for a reconciliation to GAAP pre-tax income.

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

Tiptree Insurance Investment Portfolio - Non-GAAP

($ in millions)			As of September 30,
			2020	2019
Cash and cash equivalents (1)			$101.1	$99.4
Available for sale securities, at fair value			369.9	315.2
Equity securities			84.3	55.3
Corporate bonds, at fair value			96.2	—
Loans, at fair value (2)			5.3	16.5
Real estate, net			1.3	4.3
Other investments			20.2	23.0
Securities sold, not yet purchased			(67.1)	—
Net investments			$611.2	$513.7

(1) Cash and cash equivalents, plus restricted cash, net of due from/due to brokers and investment portfolio debt, see “—Non-GAAP Reconciliations”, for a reconciliation to GAAP financials.
(2) Loans, at fair value, net of asset based debt, see “—Non-GAAP Reconciliations”, for a reconciliation to GAAP financials.

Tiptree Insurance Net Investment Portfolio Income - Non-GAAP

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net investment income	$3.0	$3.0	$8.8	$10.7
Other income	(0.6)	0.3	(0.6)	0.8
Realized gains (losses)	0.3	2.2	(14.9)	5.8
Unrealized gains (losses)	0.4	(3.3)	(12.4)	(1.1)
Unrealized gains (losses) on available for sale securities	(0.2)	—	5.1	5.3
Interest expense	—	—	—	(0.6)
Net portfolio income (loss)	$2.9	$2.2	$(14.0)	$20.9
Portfolio return % (1)	0.5%	0.5%	(2.5)%	4.4%
(1)    Portfolio return % represents the ratio of net investment income, realized and unrealized gains (losses) (including realized and unrealized gains (losses) on available for sale securities included in AOCI), less investment portfolio interest expense to the average of the prior two quarters total investments less investment portfolio debt plus cash.

Net investments of $611.2 million have grown 19.0% from September 30, 2019 through a combination of organic growth in written premiums and the acquisition of Smart AutoCare.

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

For the three months ended September 30, 2020, the net portfolio income was $2.9 million, up $0.7 million from the 2019 period. Net investment income was $3.0 million, consistent period over period. For the three months ended September 30, 2020, fair market value changes on equities and other securities carried at fair value resulted in unrealized and realized gains of $0.7 million compared to losses of $1.1 million for the prior year period. The portfolio return for the three months stayed consistent at 0.5%.

For the nine months ended September 30, 2020, the net portfolio loss was $14.0 million, down $34.9 million from the 2019 period, due to realized and unrealized losses. Net investment income was $8.8 million for the nine months ended September 30, 2020, down $1.9 million, or 17.8%. The reduction in the nine month period was driven primarily by our efforts to reduce exposure to levered credit through the sale of loans held at fair value, combined with an overall decline in interest rates. For the nine month period, we experienced net realized and unrealized losses on equities and other securities carried at fair value of $27.3 million, compared to gains of $4.7 million in the prior year. The portfolio return for the nine months decreased from 4.4% in 2019 to negative 2.5% in 2020, driven by both lower net investment income and realized and unrealized losses versus gains in the prior year.

Tiptree Capital

Tiptree Capital consists of our non-insurance operating businesses and investments. As of September 30, 2020, Tiptree Capital includes our Invesque shares, maritime transportation operations, and mortgage operations. We manage Tiptree Capital on a return to capital basis, balancing current cash flow and long-term value appreciation relative to capital invested.

The following table summarizes total revenues and pre-tax income from Tiptree Capital.

Operating Results

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total revenues	$50.0	$29.1	$70.6	$95.1
Pre-tax income (loss)	$9.5	$(1.4)	$(38.6)	$16.2

Drivers of pre-tax income

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Asset management fees and credit investments	$—	$—	$—	$8.0
Maritime transportation	$0.2	$0.5	$1.2	$1.0
Specialty finance and other	$16.9	$2.1	$23.7	$1.0
Senior living (Invesque)(1)	$(7.6)	$(4.0)	$(63.5)	$6.2
(1)    Includes $0.0 million of dividends (due to the suspension of Invesque’s dividend announced in April 2020) and $7.6 million of unrealized losses for the three months ended September 30, 2020, and $2.5 million of dividends and $6.5 million of unrealized losses for the three months ended September 30, 2019. Includes $2.5 million of dividends and $66.0 million of unrealized losses for the nine months ended September 30, 2020, and $7.6 million of dividends and $1.4 million of unrealized losses for the nine months ended September 30, 2019.

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

Revenues for the three months ended September 30, 2020 were $50.0 million, an increase of $20.9 million from the prior year period driven primarily by revenues of $52.0 million from growth in mortgage volumes and margins. Revenues for the nine months ended September 30, 2020 were $70.6 million, a decrease of $24.5 million from the prior year period. The primary driver of revenues for the nine months ended September 30, 2020 were $116.6 million from growth in mortgage volumes and margins, offset by unrealized losses of $66.0 million on Invesque.

Pre-tax income for the three months ended September 30, 2020 was $9.5 million, compared to a loss of $1.4 million in the 2019 period. The primary driver of pre-tax income for the period was the same as revenues. Pre-tax loss for nine months ended September 30, 2020 was $38.6 million, compared to income of $16.2 million in the 2019 period. The primary driver of the decrease was unrealized losses on our investment in Invesque, partially offset by significant growth in our mortgage operations associated with the lower interest rate environment.

Tiptree Capital - Invested Capital and Operating EBITDA - Non-GAAP(1)

($ in millions)	Invested Capital(1)		Operating EBITDA(1)
	As of September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019	2020	2019
Senior living (Invesque)	$27.6	$95.0	$—	$2.5	$2.5	$7.6
Maritime transportation	73.8	73.9	1.7	1.2	5.4	2.9
Specialty finance and other	47.5	29.4	16.5	3.3	28.2	4.8
Total	$148.9	$198.3	$18.2	$7.0	$36.1	$15.3

(1)    For information relating to Invested Capital and Operating EBITDA, including a reconciliation to GAAP financials, see “—Non-GAAP Reconciliations.”

Invested Capital

Invested Capital decreased from $198.3 million as of September 30, 2019 to $148.9 million as of September 30, 2020, primarily due to unrealized losses as a result of the decline in Invesque’s share price, offset by the purchase of an additional vessel in the fourth quarter of 2019 for a net aggregate purchase price of $19.1 million, and improved earnings in specialty finance.

Operating EBITDA

Operating EBITDA increased $11.2 million, or 160.0%, to $18.2 million for the three months ended September 30, 2020, and increased $20.8 million, or 135.9%, to $36.1 million for the nine months ended September 30, 2020. The key driver of the Operating EBITDA increases were increased mortgage volumes and margins. See “— Non-GAAP Reconciliations” for a reconciliation to GAAP net income.

Corporate

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Employee compensation and benefits	$2.0	$2.0	$5.8	$5.3
Employee incentive compensation expense	1.9	2.0	4.3	7.0
Interest expense	2.7	1.6	7.4	4.8
Depreciation and amortization expense	0.2	0.3	0.6	0.5
Other expenses	2.2	2.7	7.1	7.8
Total expenses	$9.0	$8.6	$25.2	$25.4
Results

Corporate expenses include expenses of the holding company for interest expense, employee compensation and benefits, and public company and other expenses. Corporate employee compensation and benefits includes the expense of management, legal and accounting staff. Other expenses primarily consisted of audit and professional fees, insurance, office rent and other related expenses.

Employee compensation and benefits, including incentive compensation expense, decreased $0.1 million and $2.2 million for the three and nine months ended September 30, 2020, respectively, driven primarily by a reduction in employee incentive compensation. Interest expense for the three and nine months ended September 30, 2020 was $2.7 million and $7.4 million, respectively, an increase of $1.1 million and $2.6 million from the same periods in the prior year, driven by a higher average outstanding balance during the 2020 periods. As of September 30, 2020, the outstanding borrowing was $121.9 million, compared to $69.2 million at September 30, 2019.

Provision for Income Taxes

The total income tax benefit of $22.0 million for the nine months ended September 30, 2020 and total income tax expense of $3.7 million for the nine months ended September 30, 2019 are reflected as components of net income (loss).

For the three months ended September 30, 2020, the Company’s effective tax rate was equal to (6.1)%. The effective rate for the three months ended September 30, 2020 was lower than the U.S. federal statutory income tax rate of 21.0%, primarily from the impact of expected refunds arising from the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). For the three months ended September 30, 2019, the Company’s effective tax rate was equal to 38.8%. The effective rate for the three months ended September 30, 2019 was higher than the statutory rate of 21.0%, primarily due to the dividends received deduction and other discrete items.

For the nine months ended September 30, 2020, the Company’s effective tax rate was equal to 34.7%. The effective rate for the nine months ended September 30, 2020 was higher than the U.S. federal statutory income tax rate of 21.0%, primarily from the impact of expected refunds arising from the CARES Act. For the nine months ended September 30, 2019, the Company’s effective tax rate was equal to 19.2%. The effective rate for the nine months ended September 30, 2019 was lower than the statutory rate of 21.0%, primarily due to the dividends received deduction and other discrete items.

On March 27, 2020, the CARES Act was enacted, implementing numerous changes to tax law including temporary changes regarding the prior and future utilization of net operating losses. During the nine months ended September 30, 2020, the Company recorded a $6.0 million tax benefit related to the ability to carry back net operating losses to prior periods under the CARES Act, resulting in a decrease of our deferred tax asset of $14.4 million and increase to our current receivable of $20.4 million. The Company continues to assess the potential tax impacts of this legislation on its financial position and results of operations.

Balance Sheet Information - as of September 30, 2020 compared to the year ended December 31, 2019

Tiptree’s total assets were $2,794.9 million as of September 30, 2020, compared to $2,198.3 million as of December 31, 2019. The $596.6 million increase in assets is primarily attributable to the growth in our Insurance segment, in particular the acquisition of Smart AutoCare.

Total stockholders’ equity was $361.7 million as of September 30, 2020, compared to $411.4 million as of December 31, 2019, primarily driven by the year to date net loss, stock repurchases and dividends. As of September 30, 2020, there were 33,563,019 shares of common stock outstanding, as compared to 34,562,553 as of December 31, 2019.

The following table is a summary of certain balance sheet information:

	As of September 30, 2020
($ in millions)	Tiptree Insurance	Tiptree Capital	Corporate	Total
Total assets	$2,259.6	$492.0	$43.3	$2,794.9

Corporate debt	$160.0	$—	$121.9	$281.9
Asset based debt	26.7	102.2	—	128.9

Tiptree Inc. stockholders’ equity	$281.0	$148.9	$(82.2)	$347.7
Non-controlling interests - Other	9.1	4.9	—	14.0
Total stockholders’ equity	$290.1	$153.8	$(82.2)	$361.7

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

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss) attributable to common stockholders	$12.8	$(1.5)	$(43.4)	$14.2
Add: net (loss) income attributable to non-controlling interests	1.9	0.5	2.0	1.3
Income (loss)	$14.7	$(1.0)	$(41.4)	$15.5
Corporate debt related interest expense(1)	6.1	5.0	17.3	14.9
Consolidated income tax expense (benefit)	(0.8)	(0.7)	(22.0)	3.7
Depreciation and amortization expense(2)	3.9	3.4	12.0	9.5
Non-cash fair value adjustments(3)	(3.7)	(1.0)	(6.7)	(2.4)
Non-recurring expenses(4)	0.2	0.5	2.9	2.5
Adjusted EBITDA	$20.4	$6.2	$(37.9)	$43.7
Add: Stock based compensation expense	2.6	1.5	6.2	4.5
Add: Vessel depreciation, net of capital expenditures	1.2	0.7	3.6	1.9
Less: Realized and unrealized gains (losses)(5)	(7.7)	(8.9)	(97.9)	7.5
Less: Third party non-controlling interests(6)	—	—	(0.1)	—
Operating EBITDA	$31.9	$17.3	$69.9	$42.6

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

(3)	For our maritime transportation operations, depreciation and amortization is deducted as a reduction in the value of the vessel.
(4)	Acquisition, start-up and disposition costs, including debt extinguishment, legal, taxes, banker fees and other costs.
(5)	Adjustment excludes Mortgage realized and unrealized gains and losses - Performing and NPLs, as those are recurring in nature and align with those business models.
(6)	Removes the Operating EBITDA associated with third party non-controlling interests. Does not remove the non-controlling interests related to employee-based shares.

Adjusted EBITDA and Operating EBITDA - Non-GAAP

The tables below present Adjusted EBITDA and Operating EBITDA by business component.

	Three Months Ended September 30, 2020
($ in millions)	Tiptree Insurance	Tiptree Capital	Corporate Expenses	Total
Pre-tax income (loss)	$13.4	$9.5	$(9.0)	$13.9
Adjustments:
Corporate debt related interest expense(1)	3.4	—	2.7	6.1
Depreciation and amortization expenses(2)	2.2	1.5	0.2	3.9
Non-cash fair value adjustments(3)	—	(3.7)	—	(3.7)
Non-recurring expenses(4)	(0.1)	0.3	—	0.2
Adjusted EBITDA	$18.9	$7.6	$(6.1)	$20.4
Add: Stock-based compensation expense	0.6	1.3	0.7	2.6
Add: Vessel depreciation, net of capital expenditures	—	1.2	—	1.2
Less: Realized and unrealized gains (losses)(5)	0.4	(8.1)	—	(7.7)
Less: Third party non-controlling interests(6)	—	—	—	—
Operating EBITDA	$19.1	$18.2	$(5.4)	$31.9

	Nine Months Ended September 30, 2020
($ in millions)	Tiptree Insurance	Tiptree Capital	Corporate Expenses	Total
Pre-tax income (loss)	$0.4	$(38.6)	$(25.2)	$(63.4)
Adjustments:
Corporate debt related interest expense(1)	9.9	—	7.4	17.3
Depreciation and amortization expense (2)	7.0	4.4	0.6	12.0
Non-cash fair value adjustments(3)	—	(6.7)	—	(6.7)
Non-recurring expenses(4)	2.2	0.3	0.4	2.9
Adjusted EBITDA	$19.5	$(40.6)	$(16.8)	$(37.9)
Add: Stock based compensation expense	1.4	2.3	2.5	6.2
Add: Vessel depreciation, net of capital expenditures	—	3.6	—	3.6
Less: Realized and unrealized gains (losses)(5)	(27.2)	(70.7)	—	(97.9)
Less: Third party non-controlling interests(6)	—	(0.1)	—	(0.1)
Operating EBITDA	$48.1	$36.1	$(14.3)	$69.9

	Three Months Ended September 30, 2019
($ in millions)	Tiptree Insurance	Tiptree Capital	Corporate Expenses	Total
Pre-tax income (loss)	$8.3	$(1.4)	$(8.6)	$(1.7)
Adjustments:
Corporate debt related interest expense(1)	3.4	—	1.6	5.0
Depreciation and amortization expenses(2)	2.2	0.9	0.3	3.4
Non-cash fair value adjustments(3)	—	(1.0)	—	(1.0)
Non-recurring expenses(4)	0.3	—	0.2	0.5
Adjusted EBITDA	$14.2	$(1.5)	$(6.5)	$6.2
Add: Stock-based compensation expense	0.7	—	0.8	1.5
Add: Vessel depreciation, net of capital expenditures	—	0.7	—	0.7
Less: Realized and unrealized gains (losses)(5)	(1.1)	(7.8)	—	(8.9)
Less: Third party non-controlling interests(6)	—	—	—	—
Operating EBITDA	$16.0	$7.0	$(5.7)	$17.3

	Nine Months Ended September 30, 2019
($ in millions)	Tiptree Insurance	Tiptree Capital	Corporate Expenses	Total
Pre-tax income (loss)	$28.4	$16.2	$(25.4)	$19.2
Adjustments:
Corporate debt related interest expense(1)	10.1	—	4.8	14.9
Depreciation and amortization expense(2)	6.5	2.5	0.5	9.5
Non-cash fair value adjustments(3)	—	(2.4)	—	(2.4)
Non-recurring expenses(4)	1.7	0.2	0.6	2.5
Adjusted EBITDA	$46.7	$16.5	$(19.5)	$43.7
Add: Stock based compensation expense	2.0	0.2	2.3	4.5
Add: Vessel depreciation, net of capital expenditures	—	1.9	—	1.9
Less: Realized and unrealized gains (losses)(5)	4.2	3.3	—	7.5
Less: Third party non-controlling interests(6)	—	—	—	—
Operating EBITDA	$44.5	$15.3	$(17.2)	$42.6

___________________________
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

($ in millions, except per share information)	As of September 30,
	2020	2019
Total stockholders’ equity	$361.7	$407.4
Less: Non-controlling interests	14.0	12.6
Total stockholders’ equity, net of non-controlling interests	$347.7	$394.8

Total common shares outstanding	33.6	34.6

Book value per share	$10.36	$11.43

Invested & Total Capital - Non-GAAP

Invested Capital represents its total cash investment, including any re-investment of earnings, and acquisition costs, net of tax. Total Capital represents Invested Capital plus corporate debt.

($ in millions)	As of September 30,
	2020	2019
Total stockholders’ equity	$361.7	$407.4
Less: Non-controlling interests	14.0	12.6
Total stockholders’ equity, net of non-controlling interests - other	$347.7	$394.8
Plus: Tiptree Insurance accumulated depreciation and amortization, net of tax	54.9	47.9
Plus: Acquisition costs	4.0	4.2
Invested Capital	$406.6	$446.9
Plus: Corporate debt	281.9	229.2
Total Capital	$688.5	$676.1

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

The following table provides a reconciliation between underwriting margin and pre-tax income for the following periods:

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues:	2020	2019	2020	2019
Net earned premiums	$116.4	$129.2	$345.0	$364.7
Service and administrative fees	47.7	26.1	134.3	78.7
Ceding commissions	5.1	1.6	16.2	7.2
Other income	1.0	1.3	5.3	3.1
Underwriting revenues - Non-GAAP	$170.2	$158.2	$500.8	$453.7
Less underwriting expenses:
Policy and contract benefits	57.8	44.0	167.8	124.3
Commission expense	68.9	77.5	207.2	225.1
Underwriting margin - Non-GAAP	$43.5	$36.7	$125.8	$104.3
Less operating expenses:
Employee compensation and benefits	15.9	12.6	47.9	36.7
Other expenses (excluding non-recurring expenses)	11.7	11.8	38.4	35.3
Combined Ratio	90.4%	92.1%	91.8%	92.8%
Plus investment revenues:
Net investment income	3.0	3.0	8.8	10.7
Net realized and unrealized gains	0.7	(1.1)	(27.3)	4.7
Less other expenses:
Interest expense	4.0	3.6	11.2	11.2
Non-recurring expenses	(0.1)	—	2.2	1.2
Depreciation and amortization expense	2.3	2.3	7.2	6.9
Pre-tax income (loss)	$13.4	$8.3	$0.4	$28.4

Tiptree Insurance Investment Portfolio - Non-GAAP

The following table provides a reconciliation between total investments and net investments for the following periods:

($ in millions)	As of September 30,
	2020	2019
Total Investments	$577.2	$414.3
Investment portfolio debt (1)	—	—
Securities sold, not yet purchased	(67.1)	—
Cash and cash equivalents	74.0	117.8
Restricted cash (2)	64.6	—
Receivable due from brokers (3)	4.4	3.1
Liability due to brokers (3)	(41.9)	(21.5)
Net investments - Non-GAAP	$611.2	$513.7
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

Our subsidiaries’ ability to generate sufficient net income and cash flows to make cash distributions will be subject to numerous business and other factors, including restrictions contained in our subsidiaries’ financing agreements, regulatory restrictions, availability of sufficient funds at such subsidiaries, general economic and business conditions, tax considerations, strategic plans, financial results and other factors such as target capital ratios and ratio levels anticipated by rating agencies to maintain or improve current ratings. In April 2020, Invesque suspended its dividend to conserve liquidity until the impact of COVID-19 on occupancy rates and its operations is better known. The suspension has negatively impacted our cash flow. However, we expect our cash and cash equivalents and distributions from operating subsidiaries and our subsidiaries’ access to financing to be adequate to fund our operations for at least the next 12 months.

As of September 30, 2020, cash and cash equivalents, excluding restricted cash, were $103.5 million, compared to $133.1 million at December 31, 2019, a decrease of $29.6 million primarily as a result of increased investments, including our acquisition of Smart AutoCare, partially offset by the refinancing of the Fortress credit facility.

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

Corporate Debt

($ in millions)	Corporate Debt Outstanding as of September 30,		Interest Expense for the Three Months Ended September 30,		Interest Expense for the Nine Months Ended September 30,
	2020	2019	2020	2019	2020	2019
Tiptree Insurance	$160.0	$160.0	$3.4	$3.3	$9.9	$10.0
Corporate	121.9	69.2	2.7	1.6	7.4	4.8
Total	$281.9	$229.2	$6.1	$4.9	$17.3	$14.8

As of September 30, 2020, our $125 million credit facility with Fortress carries a rate of LIBOR (with a minimum LIBOR rate of 1.00%), plus a margin of 6.75% per annum. We are required to make quarterly principal payments of approximately $1.56 million. See Note (11) Debt, net in the notes to condensed consolidated financial statements for details.

On August 4, 2020, Fortegra entered into an Amended and Restated Credit Agreement by and among Fortegra and its wholly-owned subsidiary, LOTS Intermediate Co., as borrowers, the lenders from time to time party thereto, certain of Fortegra’s subsidiaries, as guarantors, and Fifth Third Bank, National Association, as the administrative agent and issuing lender (the “Fortegra Credit Agreement”). The Fortegra Credit Agreement provides for a $200.0 million revolving credit facility, all of which is available for the issuance of letters of credit, with a sub-limit of $17.5 million for swing loans and matures on August 4, 2023.

Consolidated Comparison of Cash Flows

($ in millions)	Nine Months Ended September 30,
Total cash provided by (used in):	2020	2019
Net cash (used in) provided by:
Operating activities	$68.2	$19.4
Investing activities	(65.4)	67.7
Financing activities	33.3	(27.8)
Net increase (decrease) in cash, cash equivalents and restricted cash	$36.1	$59.3
Cash provided by operating activities was $68.2 million for the nine months ended September 30, 2020 compared to $19.4 million of cash provided by operating activities in the prior year period. In the first nine months of 2020, the primary sources of cash from operating activities included proceeds from mortgage loans outpacing originations and growth in warranty net deferred revenues, partially offset by increases in notes and accounts receivable from our insurance operations. In 2019, the primary sources of cash from operating activities included consolidated net income (excluding unrealized gains and losses), increases in unearned premiums and deferred revenues, offset by increases in notes and accounts receivable and reinsurance receivables related to growth in our insurance operations.

Cash used in investing activities was $65.4 million for the nine months ended September 30, 2020 compared to $67.7 million of cash provided by investing activities for the prior year period. In the first nine months of 2020, the primary use of cash from investing activities was the purchase of investments outpacing proceeds from the sales of investments in our insurance investment portfolio, and the growth in notes receivables. During 2019, we reduced our investments in loans and used a substantial portion of the proceeds to repay asset based debt. We also received proceeds associated with a contingent earn-out from our sale of Care.

Cash provided by financing activities was $33.3 million for the nine months ended September 30, 2020 compared to cash used in financing activities of $27.8 million in the prior year period. In the first nine months of 2020, proceeds from borrowings outpaced principal repayments, which was partially offset by the repurchase of $9.2 million of the Company’s common stock and payment of $4.2 million in dividends. In 2019, we fully repaid outstanding asset based borrowings in our credit loan fund held within our insurance investment portfolio and we repurchased $9.1 million of the Company’s common stock.

Contractual Obligations

The table below summarizes consolidated contractual obligations by period for payments that are due as of September 30, 2020:

($ in millions)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Corporate debt	$—	$—	$—	$281.9	$281.9
Asset based debt	—	112.5	16.4	—	128.9
Total debt (1)	$—	$112.5	$16.4	$281.9	$410.8
Operating lease obligations (2)	7.4	12.3	9.1	8.7	37.5
Total	$7.4	$124.8	$25.5	$290.6	$448.3
(1)    See Note (11) Debt, net, in the accompanying condensed consolidated financial statements for additional information.
(2)    Minimum rental obligation for office leases. The total rent expense for the three months ended September 30, 2020 and 2019 was $1.0 million and $2.1 million, respectively, and total rent expense for the nine months ended September 30, 2020 and 2019 was $5.2 million and $6.5 million, respectively.

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

Further disclosure on our off-balance sheet arrangements as of September 30, 2020 is presented in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements (Unaudited)” of this filing as follows:

•Note (10) Derivative Financial Instruments and Hedging
•Note (21) Commitments and Contingencies

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 described our Quantitative and Qualitative Disclosures About Market Risk. There were no material changes to the assumptions or risks during the nine months ended September 30, 2020.

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

Share repurchase activity for the three months ended September 30, 2020 was as follows:

Period	Purchaser	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2020 to July 30, 2020	Tiptree Inc.	—	$—	—
August 1, 2020 to August 31, 2020	Tiptree Inc.	—	$—	—
September 1, 2020 to September 30, 2020: Open Market Purchases	Tiptree Inc.	135,134	$4.92	135,134
	Total	135,134	$—	135,134	$10,825,215

(1)On May 2, 2019, the Board of Directors of Tiptree authorized Tiptree’s Executive Committee to repurchase up to $20 million of its outstanding common stock in the aggregate from time to time.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits, Financial Statement Schedules

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Tiptree Inc. has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Tiptree Inc.

Date:	November 4, 2020	By:/s/ Michael Barnes
Michael Barnes
Executive Chairman

Date:	November 4, 2020	By:/s/ Jonathan Ilany
Jonathan Ilany
Chief Executive Officer

Date:	November 4, 2020	By:/s/ Sandra Bell
Sandra Bell
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Executive Chairman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Executive Chairman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*     Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, (ii) the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2020 and 2019, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the nine months ended September 30, 2020 and 2019, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the nine month periods ended September 30, 2020 and 2019, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019 and (vi) the Notes to the Condensed Consolidated Financial Statements.