Form 10-K
period 2020-12-31
TIPTREE INC.
filed 2021-03-11
CIK 1393726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2020
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from            to
Commission File Number: 001-33549
Tiptree Inc.
(Exact name of Registrant as Specified in Its Charter)

Maryland	38-3754322
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

299 Park Avenue	13th Floor	New York	New York	10171
(Address of Principal Executive Offices)				(Zip Code)
(Registrant’s telephone number, including area code) (212) 446-1400
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
common stock, par value $0.001 per share	TIPT	NASDAQ	Capital Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)   Yes ☐     No ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 762(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was approximately $161,281,173, based upon the closing sales price of $6.45 per share as reported on the Nasdaq Capital Market. For purposes of this calculation, all of the registrant’s directors and executive officers were deemed to be affiliates of the registrant.
As of March 8, 2021, there were 32,538,486 shares, par value $0.001, of the registrant’s common stock outstanding.
Documents Incorporated by Reference
Certain information in the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission relating to the registrant’s 2021 Annual Meeting of Stockholders is incorporated by reference into Part III.

TIPTREE INC.
Annual Report on Form 10-K
December 31, 2020
Table of Contents

TIPTREE INC.
Annual Report on Form 10-K
December 31, 2020
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

Market and Industry Data

This Annual Report on Form 10-K includes certain market and industry data and statistics, which are based on publicly available information, industry publications and surveys, reports by market research firms and our own estimates based on our management’s knowledge of, and experience in, the insurance industry and market segments in which we compete. Third-party industry publications and forecasts generally state that the information contained therein has been obtained from sources generally believed to be reliable. In addition, certain information contained in this Form 10-K, including information relating to the proportion of new opportunities we pursue, represents management estimates. While we believe our internal estimates to be reasonable, they have not been verified by any independent sources. Such data involve risks and uncertainties and are subject to change based on various factors, including those discussed under the captions “Risk Factors,” “Cautionary Note Regarding Forward-Looking Statements and Information” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Summary Risk Factors

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows and prospects. These risks are discussed more fully in Item 1A. Risk Factors herein. These risks include, but are not limited to, the following:

•A portion of our assets are illiquid or have limited liquidity, which may limit our ability to sell those assets at favorable prices or at all and creates uncertainty in connection with valuing such assets.
•Our investment in Invesque shares is subject to market volatility.
•We operate in highly competitive markets for business opportunities and personnel, which could impede our growth and negatively impact our results of operations.
•The amount of statutory capital and reserve requirements applicable to our insurance subsidiaries can increase due to factors outside of our control.
•Our insurance subsidiaries’ actual claims losses may exceed their reserves for claims, which may require them to establish additional reserves.
•Performance of our insurance subsidiaries’ investment portfolio is subject to a variety of investment risks.
•Our insurance subsidiaries could be forced to sell investments to meet their liquidity requirements.
•We may need to raise additional capital in the future or may need to refinance existing indebtedness, but there is no assurance that such capital will be available on a timely basis, on acceptable terms or at all.
•Cybersecurity attacks or information system failures could disrupt our businesses, including our insurance businesses.
•Third-party vendors our insurance subsidiaries rely upon to provide certain business and administrative services on their behalf may not perform as anticipated. These include independent financial institutions, lenders, distribution partners, agents and retailers for distribution of its products and services, and the loss of these distribution sources, or their failure to sell our insurance business’s products and services could be adverse.
•A downgrade in our insurance subsidiaries’ claims paying ability or financial strength ratings could increase policy surrenders and withdrawals, adversely affecting relationships with distributors and reducing new policy sales.
•If market conditions cause reinsurance to be more costly or unavailable, our insurance subsidiaries may be required to bear increased risks or reduce the level of their underwriting commitments.
•Our insurance subsidiaries may incur losses if reinsurers are unwilling or unable to meet their obligations under reinsurance contracts.
•New lines of business or new products and services may subject our insurance subsidiaries to additional risks.
•The effects of emerging claim and coverage issues on our insurance subsidiaries’ business are uncertain.
•Our insurance subsidiaries’ international operations expose them to investment, political and economic risks, including foreign currency and credit risk.
•Our insurance subsidiaries’ continued growth depends partly on the continued growth of their businesses’ customer base.
•Our results of operations have in the past varied quarterly and may not be indicative of our long-term prospects.
•Adverse economic factors, including recession, inflation, periods of high unemployment or lower economic activity, could result in the sale of fewer policies than expected or an increase in the frequency of claims and premium defaults, and even the falsification of claims, or a combination of these effects, which, in turn, could affect our insurance subsidiaries’ growth and profitability.
•Our businesses’ risk management policies and procedures may prove to be ineffective and leave them exposed to unidentified or unanticipated risk.
•Our insurance subsidiaries may not be able to generate sufficient cash to service all of their indebtedness and may be forced to take other actions to satisfy their obligations under their indebtedness, which may not be successful.
•Restrictive covenants in the agreements governing our insurance subsidiaries’ indebtedness may restrict their ability to pursue their business strategies.
•Retentions in various lines of business and catastrophic events expose our insurance subsidiaries to potential losses.
•The exit of the United Kingdom from the European Union could adversely affect our insurance subsidiaries’ business.
•Due to the structure of some of our insurance business’s commissions, it is exposed to risks related to the creditworthiness of some of its independent agents and program partners.
•Our insurance subsidiaries may act based on inaccurate or incomplete information regarding the accounts they underwrite.

•The insurance industry is cyclical in nature, competition is intense and our insurance business may lose clients or business as a result of consolidation within the financial services industry or otherwise.
•Any failure to protect our insurance subsidiaries’ intellectual property rights could impair their intellectual property, technology platform and brand. In addition, they may be sued for alleged infringement of their proprietary rights.
•Our insurance subsidiaries employ third-party licensed software for use in their business, and the inability to maintain these licenses, errors in the software they license or the terms of open source licenses could result in increased costs or reduced service levels, which would adversely affect their business.
•A significant decrease of the market values of our vessels could cause us to incur impairment losses.
•Our vessels may suffer damage and we may face unexpected drydocking costs.
•The operation of dry bulk vessels and product tankers has certain unique operational risks, including piracy.
•Some of our investments are made jointly with other persons or entities, which may limit our flexibility with respect to such jointly owned investments.
•Our mortgage business is significantly impacted by interest rates. Changes in prevailing interest rates or U.S. monetary policies that affect interest rates may have a detrimental effect on our mortgage business.
•Our mortgage business is highly dependent upon programs administered by GSEs, such as Fannie Mae and Freddie Mac, as well as Ginnie Mae, to generate revenues through mortgage loan sales to institutional investors. Any changes in existing U.S. government-sponsored mortgage programs could materially and adversely affect our mortgage business, financial condition and results of operations.
•We may be unable to obtain sufficient capital to meet the financing requirements of our mortgage business.
•In our mortgage business, we may sustain losses and/or be required to indemnify or repurchase loans we originated, or will originate, if, among other things, our loans fail to meet certain criteria or characteristics.
•We may be limited in the future in utilizing net operating losses incurred during prior periods to offset taxable income.
•We may leverage certain of our assets and a decline in the fair value of such assets may adversely affect our financial condition and results of operations.
•Certain of our and our subsidiaries’ assets are subject to credit risk, market risk, interest rate risk, credit spread risk, call and redemption risk and refinancing risk, and any one of these risks may materially and adversely affect the value of our assets, our results of operations and our financial condition.
•Our risk mitigation or hedging strategies could result in our experiencing significant losses.
•The values we record for certain investments and liabilities are based on estimates of fair value made by our management, which may cause our operating results to fluctuate and may not be indicative of the value we can realize on a sale.
•The accounting rules applicable to certain of our transactions are highly complex and require the application of significant judgment and assumptions by our management. In addition, changes in accounting interpretations or assumptions could impact our financial statements.
•Because we are a holding company, our ability to meet our obligations and pay dividends to stockholders will depend on distributions from our subsidiaries that may be subject to restrictions and income from assets.
•Some provisions of our charter may delay, deter or prevent takeovers and business combinations that stockholders consider in their best interests.
•Maryland takeover statutes may prevent a change of our control, which could depress our stock price.
•Our holding company structure with multiple lines of business, may adversely impact the market price of our common stock and our ability to raise equity and debt capital.
•Maintenance of our 1940 Act exemption imposes limits on our operations.
•Increasing regulatory focus on privacy issues and expanding laws could affect our various subsidiaries’ business models and expose them to increased liability.
•Our insurance subsidiaries could be adversely affected if their controls to ensure compliance with guidelines, policies and legal and regulatory standards are not effective.
•Our businesses are subject to risks related to litigation and regulatory actions, including increased compliance costs.
•Our international activities increase the compliance risks associated with economic and trade sanctions imposed by the United States, the EU and other jurisdictions.
•We could be materially adversely affected by violations of the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and anti-corruption laws in other applicable jurisdictions.
•Assessments and premium surcharges for state guaranty funds, secondary-injury funds, residual market programs and other mandatory pooling arrangements may reduce our insurance subsidiaries’ profitability.

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
“Corvid Peak” means collectively: Corvid Peak Holdings, L.P., Corvid Peak Capital Management, LLC, Corvid Peak GP Holdings, LLC. and Corvid Peak Holdings GP, LLC, formerly known as “Tricadia”.
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
“Fortegra” or “The Fortegra Group” means The Fortegra Group, LLC., formerly known as Tiptree Insurance, LLC.
“Fortegra Financial” means Fortegra Financial Corporation.
“Fortegra Warranty” mean Fortegra Warranty Holdings, LLC., formerly known as Tiptree Warranty Holdings, LLC.
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
“Sky Auto” means Sky Services LLC.
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
“Tricadia” means collectively, Tricadia Holdings, L.P., Tricadia Capital Management, LLC., Tricadia Holdings GP, LLC, Tricadia Holdings and Tricadia GP Holdings LLC.
“VSC” means vehicle service contracts.

Item 1. Business

OVERVIEW

Our Business

Tiptree is a holding company that allocates capital across a broad spectrum of businesses, assets and other investments. We classify our business as follows: the Insurance reportable segment and Tiptree Capital, including our Mortgage reportable segment. The remainder of our non-insurance operations are aggregated into Tiptree Capital - Other. Our Insurance segment consists of Fortegra, which is a leading provider of specialty insurance, warranty products and related administration services, and the Smart AutoCare brands. Insurance revenues are generated from earned premiums, net, service and administrative fees, ceding commissions and earnings on our investment portfolio. Our Mortgage segment consists of Reliance, which originates residential mortgage loans which are typically sold to secondary market investors, either servicing released or servicing retained. Mortgage revenues are generated from gain on sale of loans, net servicing income, net interest income and loan fee income. We also generate earnings from a diverse group of select investments that we refer to as Tiptree Capital - Other.

Our business is comprised of the following:

•Insurance
–Operations - We are a specialty insurance program underwriter and service provider, which focuses on niche business lines and fee-oriented services. The significant majority of our products are sold through independent agents. Our Insurance segment includes the Fortegra and the Smart AutoCare brands.
–Investments - We invest a majority of our insurance related investment assets in high quality fixed income securities to support our claims paying activities. To enhance our investment return objectives, we selectively allocate a portion of our insurance portfolio to higher yielding credit-risk assets, equities and alternative investments.

•Tiptree Capital - We also own a diverse group of investments, which includes control investments in businesses, investments in securities and other assets, all of which are managed to increase shareholder value, through a combination of current earnings and capital appreciation. We view these investment decisions as distinctly separate from our core insurance operations. We expect the investments within Tiptree Capital to change over time as we exit investments and our outlook on investment opportunities changes. Today, Tiptree Capital consists primarily of investments in shares of Invesque, maritime transportation and mortgage origination operations.

–Mortgage - as a nationwide mortgage lender, we are approved to originate and service Fannie Mae, Freddie Mac and Ginnie Mae eligible loans. We primarily originate, sell and service conventional, conforming agency and government insured residential mortgage loans originated through our retail channel.
–Other - consists primarily of investments in shares of Invesque and maritime transportation.

As of December 31, 2020, Tiptree and its consolidated subsidiaries had 1,372 employees, 32 of which were at our corporate headquarters. Corporate employees are responsible for corporate strategy, capital allocation and investment decisions, as well as all public company reporting and compliance.

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

Underwrite to a Profit. Our principal strategic objective is to continue expanding Fortegra’s operations, particularly the specialty insurance and warranty businesses. Our highest priority is to maintain strong underwriting practices, with attention paid to the insurance disciplines of pricing, underwriting and claims management.

Invest for Long-term Returns. Our financial goals are to generate consistent and growing earnings and cash flow, and to enhance shareholder value as measured by growth in book value per share plus dividends. We manage Tiptree with a long-term perspective, balancing cash-flowing investments with opportunities for capital appreciation. We focus on targeting investment returns that have a combination of current earnings and long-term capital appreciation, understanding that temporary accounting gains and losses may vary significantly from one period to the next.

Think Like Owners. Efficient deployment of capital is our top priority. We aim to find the best use of capital to create long-term value for our shareholders. We hope to achieve this through a combination of acquisitions, investments in our existing businesses, monetization opportunities, opportunistic share repurchases and paying a consistent dividend. As of March 11, 2021, directors, officers, employees and related trusts owned 30% of the Company.
Insurance
Overview

The Fortegra Group, LLC (“Fortegra”), is an established, growing and consistently profitable specialty insurer. We purposefully focus on niche business lines and fee-oriented services, providing us with a unique combination of specialty insurance program underwriting, warranty and service contract products and related service solutions. Our vertically integrated business model creates an attractive blend of traditional underwriting revenues, investment income and unregulated fee revenues. Our differentiated approach has led to robust growth, consistent profitability and high cash flows. Our business was founded in 1981. Fortegra is headquartered in Jacksonville, Florida, and as of December 31, 2020, had 716 employees across 15 offices in four countries.

We target lines of business with a small premium-per-risk profile, which has increased our frequency exposure but has limited our severity and catastrophic risks. We believe this focus has allowed us to produce superior underwriting results through a more granular spread of risk. We use our proprietary technology to efficiently and effectively administer our business to specialty markets that we feel are underserved by larger, less agile insurers. Our underwriting expertise, strong distribution relationships and proprietary technology empower us to remain agile and take advantage of attractive opportunities in challenging market conditions.

We are an agent-driven business, employing a “one-to-many” distribution model, which allows us to leverage our high-quality partners’ brands and customer bases. We deliver our products through independent insurance agents. We also partner with agents that are embedded in consumer finance companies, online and regional big box retailers, auto dealers and other companies to deliver our products that complement the consumer transaction. We use artificial intelligence (“A.I.”) technology to create a distinct lead generation advantage for our insurance distribution partners and over the past five years have maintained a greater than 95% persistency rate, which represents the annual retention of the number of our producing agents. We align our agents’ economics with their underwriting results via risk-sharing agreements, which we believe has enabled us to better manage uncertainties and deliver more consistent profit margins. Combined with our underwriting expertise and technology-enabled administration, we provide a high-value proposition to our distribution relationships.

Products and Services

U.S. Insurance: Provides niche, specialty insurance programs distributed through managing general agents (“MGAs”), wholesale agents, retail agents and brokers. We offer an array of commercial programs with a particular focus on casualty lines. These lines include professional liability, warranty, energy, allied health, general liability, directors and officers liability, life sciences, inland marine, contractors equipment, contractors liability, student legal liability, hospitality and business owner policy. We also offer a range of personal lines programs including storage unit contents, manufactured housing, GAP, auto, credit life and disability and collateral protection products. Additionally, we offer related fee-earning, unregulated products and services, such as captive administration services, program administration and premium financing, to our U.S. Insurance customers. We are active in 50 states in the United States.

•Commercial & Personal Lines: Our program business is focused on underwriting niche commercial and personal lines insurance coverages for agents, retail agents, MGAs, brokers and other program managers that require broad licensure, an “A-” or better A.M. Best rating, and specialized knowledge and expertise to deliver our products. Our commercial lines and personal lines programs include a wide array of niche commercial and personal lines programs, including admitted and excess and surplus (“E&S”) lines programs. With each program, we grant these agents and program managers the authority to produce, underwrite and administer policies subject to our pricing and underwriting guidelines. We typically transfer a substantial portion of the underwriting risk on these programs to third-party reinsurers for which we are paid a ceding fee. We generally retain between 10-30% of the premium on a net basis.

•Credit Insurance & Collateral Protection: Our credit insurance products are designed to offer consumers and lenders protection from life events that limit a borrower’s ability to make payments on outstanding loan balances. These products offer consumers and lenders the option to protect loan balance repayment in the event of death, involuntary unemployment or disability. Our collateral protection products are designed to primarily protect the lender from losses to collateral pledged to secure an installment loan. In most instances, these products offer lenders the option to protect collateral from a comprehensive loss due to fire, wind, flood and theft. Additionally, if the collateral is an automobile, the coverage does protect against collision losses.

U.S. Warranty Solutions: Provides consumers with protection from certain covered losses on automobiles, mobile devices, consumer electronics, appliances and furniture in the United States. Our programs include, but are not limited to, VSCs, roadside assistance and motor clubs, GAP, automobile dent and ding repair, key replacement, cellular handset protection and brown and white good service contracts. We distribute our programs through retailers, auto dealerships and cell-phone carriers. We are active in 50 states in the United States.

Our warranty and service contract products and solutions provide consumers with coverage for specific losses to automobiles, recreation vehicles, mobile devices, consumer electronics, appliances and furniture and bedding. These products offer benefits such as replacement, service or repair coverage in the event of mechanical breakdown, accidental damage and water or spill damage. Some of our warranty and service contract products are extensions of warranty coverage provided by their original equipment manufacturers. As part of our vertically integrated offering, we provide valuable services to our distribution partners including premium financing, lead generation support, insurance sales, and business process outsourcing.

Europe Warranty Solutions: Provides consumers with protection from certain covered losses on automobiles, mobile devices, consumer electronics, appliances and furniture in the European region. We offer a variety of programs, including GAP, auto extended warranty, automobile dent and ding repair, tire and wheel protection, cellular handset protection, consumer products accidental damage and others. We distribute our programs through MGAs, retail agents and auto dealerships.

Distribution and Marketing

Our programs are marketed and sold by agents and program partners. Our program partners marketing and selling warranty solutions, collateral protection and credit insurance include financial services companies, big-box retailers, furniture stores, automobile dealerships, regional cellular service providers and mobile device service providers. Our commercial and personal lines insurance programs are marketed through a network of independent insurance agents, retailers, brokers and managing general agencies. Our warranty and service contract programs are primarily marketed and sourced through insurance intermediaries including third-party administrators (“TPAs”), insurance brokers, MGAs and agents. Our vertically integrated platform also allows us to engage and enter into direct relationships with distributors. In each case, we pay our program partners a commission-based fee (or a dealer net equivalent in the case of our service contract and protection product business). A significant portion of our commission agreements are on a retrospective commission basis. This type of arrangement allows us to adjust commissions based upon underwriting results. We believe these types of commission arrangements align the economic interests of the agent and insurer. Additionally, these arrangements deliver more consistent profit margins.

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

Underwriting

Our underwriting team consists of 90 underwriting professionals as of December 31, 2020. Our underwriters are industry veterans with deep knowledge of the specialty products that they underwrite, and they have longstanding relationships with our distribution partners.

We give limited underwriting authority to our MGAs. This means that we give our MGAs quote, bind and policy issuance authority within specifically agreed underwriting guidelines. Our underwriters work with our MGA partners to develop the underwriting guidelines for each program. Exceptions to the underwriting guidelines require approval from a senior underwriter.

Technology

Our business strategy is supported by technology in four ways: the ability to effectively serve small policies in a cost efficient manner; the ability to generate business leads that fit our risk profile using A.I.; enhancing underwriting results, improving the business and experience of our distribution partners; and the ability to grow our business and add new product lines with minimal incremental expense.

Claims Management

We organize our claims department by lines of business, with specialized teams aligned by the line of business in which they have expertise. Each claims adjuster is trained and experienced in evaluating the coverage applicable to the noticed matter and effectuating an appropriate resolution. When an insured reports a claim, it is immediately directed to the proper unit for handling.

We maintain claims disposition authority for greater than 90% of claims adjudicated within the credit and warranty programs. We maintain claims disposition authority for greater than 70% of claims adjudicated within the property and casualty programs. When necessary, the claims team has access to a panel of expert attorneys, mediators, investigators and independent adjusters who will be retained in connection with litigation or loss inspection. Our claims adjusters work closely with our underwriting team by keeping them apprised of loss trends early in a program’s development. For certain lines of business that have high frequency and low severity, we utilize TPAs to process claims. This allows our claims professionals to focus on more complex claims, and enhances the efficiency of our claims department. Our MGAs do not have claims authority and the TPAs that we use do not have underwriting authority.

Our claims are generally reported and settled quickly, resulting in consistent historical loss development patterns and limited tail risk. We have data systems that allow for the centralization of data and creation of reports, which creates a management reporting tool allowing for the identification of trends within a product, specific jurisdiction or across multiple jurisdictions.

Investments

Investment income is a significant component of our earnings. Our primary investment objectives are to maintain liquidity, to preserve capital, and to generate a stable level of investment income. We rely on our conservative underwriting practices to generate investable funds. As of December 31, 2020, the majority of our investments, or $377.1 million, was comprised of fixed maturity securities that are classified as available-for-sale and carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income (AOCI). Also included in our investments were $34.3 million of equity securities, $7.8 million of loans, at fair value, $63.9 million of exchange traded fixed income funds, at fair value, and $125.8 million of other investments.

Our investable assets are invested in asset classes that we believe will maintain liquidity and support capital preservation while producing attractive risk-adjusted returns. Most of these securities are invested in short-duration fixed income securities that are both highly liquid and highly rated. Our fixed maturity securities totaled $589 million and include cash and cash equivalents, available for sale securities, at fair value, exchange traded funds and investment grade securities classified in other investments, had a weighted-average effective duration of 2.4 years, an average S&P rating of AA, and a book yield of 1.9% as of December 31, 2020. These securities, representing 83% of our total investments, are primarily managed by BlackRock with direction from internal asset management professionals. We internally manage credit risk assets, equities and alternative assets, which represented 17% of total investments as of December 31, 2020. We conduct monthly stress tests and use predictive analytics to manage our investments, which we believe reduces risk to our investment performance. We also maintain an investment committee that meets monthly to ensure our investment objectives remain aligned with our broader strategic and financial objectives.

Risk Management and Reinsurance

Consistent with standard industry practice for most insurance companies, we use reinsurance to manage our underwriting risk and efficiently utilize capital. For example, a significant portion of our distribution partners of credit and warranty insurance products have created captive reinsurance companies to assume the insurance risk on the products they deliver. These captive reinsurance companies are known as producer owned reinsurance companies (“PORCs”) and in most instances each PORC assumes almost all of the underwriting risk associated with the insurance products they deliver. When we use PORCs, consistent with applicable laws and insurance regulations, we act in a fronting and administrative capacity on behalf of each PORC, providing underwriting and claims management services. We receive an administration fee that compensates us for our expenses associated with underwriting and servicing the underlying policies. Because reinsurance does not relieve us of our primary liability to the policyholder, we generally require cash collateral to secure the reinsurance receivable in the event that a PORC is unable to pay the claims it has assumed. In our other commercial insurance program business, our reinsurers tend to be highly rated, well-capitalized professional third-party reinsurers. We typically contract with third-party reinsurers that have attained an “A-” or better financial strength rating from A.M. Best. Those reinsurers that fall below this threshold are required to post collateral on a funds held basis or with a letter of credit.

Our Competitive Strengths

Focus on Niche, Underserved Specialty Lines with Significant Fee-Based Income

We focus on specialty insurance program business and have continued to diversify our revenues. We use three distinct approaches to grow our business – we pursue and acquire agents with select books of business that we believe will maintain risk-appropriate rates; we seek agents with what we believe is distinct underwriting expertise to select specific niches in programs; and we target the lines of business we believe are overlooked by the standard markets. For example, we often target the smaller premium-per-risk lines that we believe are highly profitable, have the potential to grow and are underserved by our competitors. We believe we have a unique ability to source small programs that meet our rate, form and risk threshold through our extensive distribution network and A.I. technology. We believe our underwriting expertise, proprietary technology and deep distribution relationships allow us to serve our specialty markets and capture share. We cross-sell multiple products to our customers through the breadth of our products and solutions, including fee-based services. We believe the combination of a low limits profile, low severity products and attractive fee income provides higher underwriting margin and earnings stability for our business. While low limits and low severity constitute most of our underwritten business, we believe we are agile enough to take advantage of attractive opportunities in challenging market conditions.

Track Record of Growth, Profitable Underwriting and Strong Economic Alignment with Our Distribution Network

Consistent underwriting is a function of rate adequacy and risk selection by our specialized agents. While we regularly establish sound actuarial rates similar to our insurance peers, we believe our stringent risk selection requires unique underwriting expertise by our agents and a high degree of specialty program underwriting skillsets. After we establish relationships with our targeted agents, we further solidify our alliance by creating additional value for our distribution partners through our technology platform. We believe our A.I. algorithm and machine learning assisted underwriting drives a distinct lead generation advantage for our agents. Using A.I. technology and machine learning, we identify risks that fit into an acceptable profile, enhancing the agent’s efficiency and revenue base while allowing us to experience what we believe is a superior spread of risk and exceptional underwriting results. For the year ended December 31, 2020, our combined ratio was 91.5% and has averaged 91.6% over the past five years.

Scalable, Proprietary Technology, Which Drives Efficiency and Delivers Premium Customer Service

We provide many aspects of insurance, including admitted specialty property-casualty products, E&S line offerings, administration, premium finance and other value-added services. We have a scalable and flexible technology infrastructure, together with highly trained and knowledgeable IT personnel and consultants. These resources allow us to launch new insurance and fee for service programs and expand gross written premiums and premium equivalents volume quickly and seamlessly without significant incremental expenses. Our technology also delivers low-cost, highly automated underwriting and administration services to our program partners without substantial up front investments. This technology-enhanced platform enables us to automate core business processes, reduce our operating costs, increase our operating efficiency and secure high agent retention. We have maintained a 95% persistency rate with our insurance producing agents over the past five years. Our underwriting expertise, strong distribution relationships and proprietary technology empower us to remain agile and take advantage of attractive opportunities in challenging market conditions. Our systems also enable us to provide a high level of service to our distribution partners and customers through technology.

High-Quality, Conservative Balance Sheet with Solid Capitalization and Ratings

We maintain a high quality, S&P “AA” rated, fixed income investment portfolio. Our investment portfolio’s principal objectives are to preserve capital and surplus, to maintain appropriate liquidity for corporate requirements, to support our strong ratings and to maximize returns. We have a track record of reducing our reinsurance counterparty exposure by partnering with reinsurers that have high-grade credit quality, ensuring high-quality recoverable assets and by effectively using collateral and partnering with PORCs. Our financial strength ratings of “A-” (Excellent) (Stable Outlook) from A.M. Best and “A-” (Stable Outlook) from KBRA reflect our adherence to our core values.

Market Opportunity

Commercial & Personal Lines

We underwrite and administer both admitted and E&S line business. We believe underwriting business across multiple industries and geographies creates a conducive environment for targeting profitable programs, supporting agents with highly specialized skillsets and focusing on overlooked business lines. Our approach facilitates participation in niche markets when the rate environment presents actionable opportunities. We believe the breadth of our underwriting capacity, services and expertise afford our agents with a platform that meets the entirety of their needs. Our risk-sharing model aligns agents’ economics to their underwriting performance, incentivizing agents to grow while maintaining strict profit margin discipline. Through long-term relationships with our agents and substantial experience in the markets we serve, we believe we operate in an advantageous position against new market entrants, who we believe would find it time-consuming and expensive to compete against or replicate our success.

Credit Insurance & Collateral Protection

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

U.S. Warranty Solutions

We believe we can significantly increase our market presence in the warranty sector. We entered the warranty market as a natural extension of our insurance products given that it possesses similar attributes and distribution channels. Our warranty market gross premiums written equivalents grew to $550.0 million in the year ended December 31, 2020, compared to $297.3 million in the year ended December 31, 2019, which represents a 85% compounded annual growth rate. We believe the demand from consumers for extended service contracts on products such as automobiles, furniture, mobile phones and electronics will continue to drive long-term growth opportunities. We believe our acquisition of Smart AutoCare, combined with Fortegra, position us as a leading provider of automobile extended service contracts.

Europe Warranty Solutions

In 2018, we expanded into Europe where we believe our existing warranty product offerings can be successfully distributed while maintaining similar levels of our existing underwriting performance.

Competition

We operate in several markets, and believe that no single company competes against us in all of our business lines. We may compete with other specialty carriers or program managers within a given program, but no specific insurers can be identified as clear competition across all of our programs. Within the United States, we compete with specialty insurers like Markel Corporation, RLI Corporation and Clear Blue Insurance Group. We also compete with larger insurance companies that may selectively underwrite specialty or credit programs like AIG and Allianz SE. Within our U.S. and European Warranty Solutions lines of business, we compete with Assurant, Securian Financial, Great American, Asurion, LLC, AmTrust Financial, SquareTrade Inc., Allianz SE, Helvetia Insurance and AXA SA. These lists are not exhaustive and are constantly evolving as we and our competitors expand program coverage.

In general, the insurance markets our programs operate in are highly competitive. The competition we face is due to a confluence of factors, including product pricing, industry knowledge and expertise, quality of customer service, effectiveness of distribution channels, technology platforms and underwriting processes, the quality of information systems, financial strength ratings, size, breadth of products offered, overall reputation, and other factors. We primarily compete by leveraging our proprietary technological innovations, decades of underwriting expertise, robust distribution relationships, data-driven marketing initiatives, our “agent-first” mentality, and best-in-class reputation.

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

Our U.S. insurance company subsidiaries are domiciled in several states, including Arizona, California, Delaware, Georgia, Kentucky and Louisiana. The regulation, supervision and administration by state departments of insurance relate, among other things, to: standards of solvency that must be met and maintained, restrictions on the payment of dividends, changes in control of insurance companies, the licensing of insurers and their agents and other producers, the types of insurance that may be written, privacy practices, the ability to enter and exit certain insurance markets, the nature of and limitations on investments and premium rates, or restrictions on the size of risks that may be insured under a single policy, reserves and provisions for unearned premiums, losses and other obligations, deposits of securities for the benefit of policyholders, payment of sales compensation to third parties, approval of policy forms and the regulation of market conduct, including underwriting and claims practices. As part of their routine regulatory oversight process, state insurance departments conduct periodic detailed financial examinations of the books, records, accounts and operations of insurance companies that are domiciled in their states.

Our insurance company subsidiaries are also subject to certain state regulations that define eligible investments and establish diversification requirements and concentration limits among asset classes. Failure to comply with these regulations would cause non-conforming investments to be treated as non-admitted assets in the states in which we are licensed to sell insurance policies for purposes of measuring statutory surplus and, in some instances, would require us to sell those investments. Such investment laws are generally permissive with respect to federal, state and municipal obligations, and more restrictive with respect to corporate obligations, particularly non-investment grade obligations, foreign investment, equity securities and real estate investments. Each insurance company is therefore limited by the investment laws of its state of domicile from making excessive investments in any given security (such as single issuer limitations) or in certain classes or riskier investments (such as aggregate limitation in non-investment grade bonds).

The NAIC provides model insurance laws and regulations for adoption by the states and standardized insurance industry accounting and reporting guidance. However, model insurance laws and regulations only become effective when adopted and enacted by the states, and statutory accounting and reporting principles continue to be established by individual state laws, regulations and permitted practices. The NAIC has adopted a model act with risk-based capital (“RBC”) formulas to be applied to insurance companies to measure the minimum amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. State insurance regulators use RBC standards as a tool to monitor capital adequacy and to determine appropriate actions relating to insurers that show signs of weak or deteriorating conditions. The domiciliary states of our insurance company subsidiaries have adopted laws substantially similar to the NAIC’s RBC model act.

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

A portion of our foreign business is conducted via our insurance company in Malta. Malta is a member country of the EU, and we are active in seven countries in the EU. The EU’s executive body, the European Commission, implemented insurance directives and capital adequacy and risk management regulations. EU member countries follow the insurance directives approved by the European Commission. The insurance directives set forth a regulatory regime for the authorization and supervision of insurers, with a minimum set of rules and standards for protecting policyholders across the EU. These directives give insurers authorized in any one EU country or territory the freedom to conduct insurance business in any other EU country or territory, referred to as passporting. Procedures are in place regarding the notifications and approvals by the home state regulator for passporting. Insurers exercising this freedom continue to be regulated by their home state regulator, although the host state is entitled to impose domestic rules with which passporting insurers are required to follow for their business in the host state, in the interest of the general good. Within this context, our Malta company is authorized and supervised by the Malta Financial Services Authority (“MFSA”) and passports across EU member states.

In addition to the regulation of authorization and distribution, the European Commission established capital adequacy and risk management regulations, called Solvency II, that apply to businesses within the EU. Solvency II includes capital requirements, risk management and corporate governance frameworks, and financial reporting requirements, which are subject to MFSA regulatory oversight.

Even though the United Kingdom exited the EU, United Kingdom insurance regulation generally follows the same insurance directives and Solvency II principles. After Brexit, United Kingdom regulators established the Temporary Permissions Regime, which permits passporting insurers to continue operating in the United Kingdom for up to three years post-Brexit. We are active in and subject to regulation in the United Kingdom. Our Malta company was passporting into the United Kingdom prior to Brexit and registered to operate under the Temporary Permissions Regime until permanent authority is granted by United Kingdom regulators. Aspects of the relationship between the United Kingdom and the EU remain to be negotiated and their relationship will continue to evolve, including with respect to the cross-border provision of products and services and related compliance requirements. Post-transition period changes to the EU and United Kingdom legal, trade and regulatory frameworks, as well as changes to United Kingdom regulatory requirements for insurers operating in that host country, could increase our compliance costs and subject us to operational challenges in the region.

Additionally, a portion of our business is also ceded to our reinsurance company subsidiary domiciled in Turks and Caicos. Our Turks and Caicos company is subject to Solvency II type of regulation by the domestic regulator.

We are also subject to federal and state laws and regulations related to the administration of insurance products on behalf of other insurers. In order for us to process and administer insurance products of other companies, we are required to maintain licenses of a third-party administrator in the states where those insurance companies operate. We are also subject to the related federal and state privacy laws and must comply with federal and state data protection and privacy laws.

Seasonality

Our financial results historically have been, and we expect to continue to be, affected by seasonal variations. Revenues may fluctuate seasonally based on consumer spending, which has historically been higher in September and December, corresponding to auto-sales events and the back-to-school and holiday seasons. Accordingly, our revenues have historically been higher in the third and fourth quarters than in the first half of the year.

Intellectual Property

We own or license a number of trademarks, patents, trade names, copyrights, service marks, trade secrets and other intellectual property rights that relate to our services and products within the various jurisdictions we operate. Although we believe that these intellectual property rights are, in the aggregate, important to our business, we also believe that our business is not materially dependent upon any particular trademark, trade name, copyright, service mark, license or other intellectual property right. Additionally, our insurance subsidiaries have entered into confidentiality agreements with their clients that impose restrictions on client use of our proprietary software and other intellectual property rights.

Employees

At December 31, 2020, Insurance employed 716 employees.

Tiptree Capital

We own a diversified group of investments across a broad spectrum of businesses and assets. These investments are owned and managed separately as Tiptree Capital, and include our Mortgage segment operations. We manage Tiptree Capital with a long term focus, balancing current cash flow and long-term value appreciation.

When assessing potential acquisitions and investments, we look for opportunities that:
•have strong and experienced management teams;
•can generate long term attractive returns, from both current earnings and capital appreciation;
•complement existing businesses or strategies; and
•have sustainable and scalable business models.

We expect the investments within Tiptree Capital to change over time as we exit investments and reallocate capital to new investment opportunities. Though we do not have any specific sector focus, historically, the majority of our investments have occurred within four major sectors: asset management, real assets, specialty finance and credit investments.

Tiptree Capital – Mortgage Operations

Our mortgage operations are conducted through Reliance First Capital, LLC. Our mortgage business originates conventional and government one-to-four family, residential mortgage loans. The loans are typically sold in the secondary market, primarily through issuance of MBS securities guaranteed by Ginnie Mae and by whole loan sales to Fannie Mae, Freddie Mac and secondary market investors and aggregators. We sell our loans either servicing released or servicing retained. When we sell the loans servicing retained, we service those loans on behalf of the agencies. Revenues are primarily generated from gain on sale of loans, net interest income and loan fee income and loan servicing fees. The growth in our mortgage business is expected primarily to come from increased origination volume, retention of additional mortgage servicing rights, and new products.

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

Employees

At December 31, 2020, our Mortgage operations had 446 employees.

Tiptree Capital - Other

Tiptree Capital - Other currently includes:

•Our share holdings of Invesque, a publicly traded real estate investment company that specializes in health care and senior living property investment throughout North America.
•Our investment holdings in the maritime transportation sector, specifically in dry bulk vessels and product tankers that transport commodities, such as coal, grains and clean petroleum products.

Competitive Strengths

The depth and breadth of experience of our management team enables us to source, structure, execute and manage the capital allocated to Tiptree Capital. In addition, in each of our investments, we benefit by partnering with experienced management teams and third-party managers, which we have hired or chosen based on their depth of experience in their respective sectors.

Competition

In the sectors in which Tiptree Capital participates, the markets are highly competitive. There are a large number of competitors offering similar products and services, including many that operate on an international scale, and which are often affiliated with major multi-national companies. Many of these organizations have substantially more personnel and greater financial and commercial resources than we do. Some of these competitors have proprietary products and distribution capabilities that may make it more difficult for us to compete with them. Some competitors also have greater name recognition, have managed their businesses for longer periods of time, have greater experience over a wider range of products or have other competitive advantages.

Regulation

In the sectors in which Tiptree Capital participates, we are subject to extensive regulation by international, federal, state and local governmental authorities, including the SEC, the Federal Trade Commission, the EU, the UK and various state agencies. Our asset manager is registered with the SEC as an investment advisor and is subject to various federal and state laws and regulations and rules of various securities regulators and exchanges. These laws and regulations primarily are intended to protect clients and generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with such laws and regulations.

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

Employees

At December 31, 2020, Tiptree Capital - Other’s combined operations had 210 employees.

Human Capital

At Tiptree, we strive to:

•provide employee wages that are competitive and consistent with employee positions, skill levels, experience, knowledge and geographic location.
•align executives’ long-term equity compensation with stockholders’ interests by linking realizable pay with revenue production and earnings.
•ensure that annual increases and incentive compensation are based on merit, which is communicated to employees at the time of hiring and documented through their talent management process as part of the annual review procedures and upon internal transfer and/or promotion.
•ensure that all employees are eligible for health insurance, paid and unpaid leaves, and life and disability/accident coverage.

At Fortegra, we have developed an education program that assists employees in developing key skills that enable them to perform their jobs and to advance their careers. We also have a Leadership Development Program (“LDP”) that identifies new talent and prepares them for success within the organization. The program hires recent college graduates who will typically rotate through several departments over a two-year period, becoming fully immersed in the insurance company’s business. Our goal for successful LDP participants is to hire them on a full time basis upon completion of the program.

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

    Our investment in Invesque shares is subject to market volatility.

As of December 31, 2020, we owned 16.98 million shares, or approximately 30%, of Invesque, a real estate investment company that specializes in health care real estate and senior living property investment throughout North America. The value of our Invesque shares is reported at fair market value on a quarterly basis and fluctuates. A loss in the fair market value of our Invesque shares could have a material adverse effect on our financial condition and results of operations. To the extent we determine to sell all or a portion of our Invesque shares, there can be no assurance that we will be able to do so on a timely basis or at acceptable prices.

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

Our insurance subsidiaries face competition from other specialty insurance companies, standard insurance companies and underwriting agencies, as well as from diversified financial services companies that are larger than we are and that have greater financial, marketing, personnel and other resources than we do. Many of these competitors have more experience and market recognition than our insurance subsidiaries. In addition, it may be difficult or prohibitively expensive for our insurance subsidiaries to implement technology systems and processes that are competitive with the systems and processes of these larger companies.

In particular, competition in the insurance industry is based on many factors, including price of coverage, general reputation and perceived financial strength, relationships with brokers, terms and conditions of products offered, ratings assigned by independent rating agencies, speed of claims payment and reputation, and the experience and reputation of the members of an underwriting team in the particular lines of insurance they seek to underwrite. In recent years, the insurance industry has undergone increasing consolidation, which may further increase competition.

A number of new, proposed or potential legislative or industry developments could further increase competition in the insurance industry. These developments include:

•an increase in capital raising by companies in the industry, which could result in new entrants to the insurance markets and an excess of capital in the industry; and
•the deregulation of commercial insurance lines in certain states and the possibility of federal regulatory reform of the insurance industry, which could increase competition from standard carriers.

Our insurance subsidiaries may not be able to continue to compete successfully in one or more insurance markets. Increased competition in these markets could result in a change in the supply and demand for insurance, affect our insurance subsidiaries’ ability to price their products at risk-adequate rates and retain existing business, or underwrite new business on favorable terms. If this increased competition limits our insurance subsidiaries’ ability to transact business, their results of operations would be adversely affected.

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

    We regularly evaluate strategic acquisition opportunities for growth. Acquired companies and operations may have unforeseen operating difficulties and may require greater than expected financial and other resources. In addition, potential issues associated with acquisitions, including Smart AutoCare, could among other things, include:

•our ability to realize the full extent of the benefits, synergies or cost savings that we expect to realize as a result of the completion of an acquisition within the anticipated time frame, or at all;
•receipt of necessary consents, clearances and approvals in connection with the acquisition;
•diversion of management’s attention from other strategies and objectives;
•motivating, recruiting and retaining executives and key employees; and
•conforming and integrating financial reporting, standards, controls, procedures and policies, business cultures and compensation structures.

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

    We may need to raise additional funds or refinance our indebtedness in order to grow our business or fund our strategy or acquisitions. Additional financing may not be available in sufficient amounts, if at all, or on terms acceptable to us and may be dilutive to existing stockholders. Additionally, any securities issued to raise such funds may have rights, preferences and privileges senior to those of our existing stockholders. We also cannot predict the extent and duration of future economic and market disruptions, the impact of government interventions into the market to address these disruptions and their combined impact on our industries, businesses and our insurance subsidiaries’ investment portfolios. If adequate funds are not available on a timely basis, if at all, or on acceptable terms, our ability to expand, develop or enhance our subsidiaries’ services and products, enter new markets, consummate acquisitions or respond to competitive pressures could be materially limited.

    The amount of statutory capital and reserve requirements applicable to our insurance subsidiaries can increase due to factors outside of our control.

    Our insurance subsidiaries are subject to regulation by state and, in some cases, foreign insurance authorities with respect to statutory capital, reserve and other requirements, including statutory capital and reserve requirements established by applicable insurance regulators based on RBC and Solvency II formulas. In any particular year, these requirements may increase or decrease depending on a variety of factors, most of which are outside our control, such as the amount of statutory income or losses generated, changes in equity market levels, the value of fixed-income and equity securities in the subsidiary’s investment portfolio, changes in interest rates and foreign currency exchange rates, as well as changes to the RBC formulas used by insurance regulators. The laws of the various states in which our insurance subsidiaries operate establish insurance departments and other regulatory agencies with broad powers to preclude or temporarily suspend our insurance subsidiaries from carrying on some or all of these activities or otherwise fine or penalize our insurance subsidiaries in any jurisdiction in which we operate. Such regulation or compliance could reduce our insurance subsidiaries’ profitability or limit their growth by increasing the costs of compliance, limiting or restricting the products or services they sell, or the methods by which they sell services and products, or subject them to the possibility of regulatory actions or proceedings. Additionally, increases in the amount of additional statutory reserves that our insurance subsidiaries are required to hold could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

    Performance of our insurance subsidiaries’ investment portfolio is subject to a variety of investment risks.

Our insurance subsidiaries’ results of operations depend significantly on the performance of their investment portfolio. We manage our insurance subsidiaries’ portfolio of investments along with one or more additional advisers. Such investments are subject to general economic conditions and market risks in addition to risks inherent to particular securities and risks relating to the performance of our investment advisers.

Our primary market risk exposures are to changes in interest rates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk.” In recent years, interest rates have been at or near historic lows. A protracted low interest rate environment would continue to place pressure on our insurance subsidiaries’ net investment income, which, in turn, would have a material adverse effect on our profitability. Future increases in interest rates could cause the values of our insurance subsidiaries’ fixed income securities portfolios to decline, with the magnitude of the decline depending on the duration of securities included in our insurance subsidiaries’ portfolio and the amount by which interest rates increase. Some fixed income securities have call or prepayment options, which create possible reinvestment risk in declining rate environments. Other fixed income securities, such as mortgage-backed and asset-backed securities, carry prepayment risk or, in a rising interest rate environment, may not prepay as quickly as expected.

The value of our insurance subsidiaries’ investment portfolio is also subject to the risk that certain investments may default or become impaired due to deterioration in the financial condition of one or more issuers of the securities our insurance subsidiaries’ hold, or due to deterioration in the financial condition of an insurer that guarantees an issuer’s payments on such investments. Downgrades in the credit ratings of fixed maturities may also have a significant negative effect on the market valuation of such securities.

Such factors could reduce our insurance subsidiaries’ net investment income and result in realized investment losses. Our insurance subsidiaries’ investment portfolio is subject to increased valuation uncertainties when investment markets are illiquid. The valuation of investments is more subjective when markets are illiquid, thereby increasing the risk that the estimated fair value (i.e., the carrying amount) of the securities our insurance subsidiaries’ hold in their portfolio does not reflect prices at which actual transactions would occur.

The performance of our insurance subsidiaries’ investments also depends heavily on our skills and those of our insurance subsidiaries’ other investment advisers, in analyzing, selecting and managing the investments. Our insurance subsidiaries’ investment policy establishes investment parameters such as maximum percentages of investment in certain types of securities and minimum levels of credit quality and is designed to manage investment risk. Achievement of our insurance subsidiaries’ investment objectives will depend, in part, on our ability and other investment advisers’ ability to provide competent, attentive and efficient services to our insurance subsidiaries’ portfolio under the terms of the respective investment management agreement and to successfully manage their investment risk. There can be no assurance that, over time, we or our insurance subsidiaries’ other investment advisers will be able to provide services on that basis or that we or they will be able to invest such assets on attractive terms or generate any investment returns for stockholders or avoid investment losses. Our insurance subsidiaries’ investment objectives may not be achieved and results may vary substantially over time. In addition, although we and our insurance subsidiaries’ other investment advisers seek to employ investment strategies that are not correlated with our insurance subsidiaries’ insurance and reinsurance exposures, losses in their investment portfolio may occur at the same time as underwriting losses.

Our insurance subsidiaries’ portfolio is highly dependent on the financial and managerial experience of certain investment professionals associated with our insurance subsidiaries’ investment advisers, none of whom are under any contractual obligation to our insurance subsidiaries to continue to be associated with such investment advisers. The loss of one or more of these individuals could have a material adverse effect on the performance of our insurance subsidiaries’ investment portfolio.

A shift in our insurance subsidiaries’ investment strategy could increase the riskiness of our insurance subsidiaries’ investment portfolio and the volatility of our results, which, in turn, may have a material adverse effect on our profitability.

Our insurance subsidiaries’ investment strategy has historically been largely focused on fixed income securities which are subject to less volatility but also lower returns as compared to certain other asset classes. In the future, our insurance subsidiaries’ investment strategy may include a greater focus on investments in equity securities, which are subject, among other things, to changes in value that may be attributable to market perception of a particular issuer or to general stock market fluctuations that affect all issuers. Investments in equity securities may be more volatile than investments in other asset classes such as fixed income securities. Common stocks generally subject their holders to more risks than preferred stocks and debt securities because common stockholders’ claims are subordinated to those of holders of preferred stocks and debt securities upon the bankruptcy of the issuer. An increase in the riskiness of our insurance subsidiaries’ investment portfolio could lead to volatility of our results, which, in turn, may have a material adverse effect on our profitability.

Our insurance subsidiaries could be forced to sell investments to meet their liquidity requirements.

Our insurance subsidiaries invest the premiums they receive from their insureds until they are needed to pay policyholder claims. Consequently, our insurance subsidiaries seek to manage the duration of their investment portfolio based on the duration of their losses and loss adjustment expenses reserves to ensure sufficient liquidity and avoid having to liquidate investments to fund claims. Risks such as inadequate losses and loss adjustment expenses reserves or unfavorable trends in litigation could potentially result in the need to sell investments to fund these liabilities. Our insurance subsidiaries may not be able to sell their investments at favorable prices or at all. Sales could result in significant realized losses depending on the conditions of the general market, interest rates and credit issues with individual securities.

Cybersecurity attacks, technology breaches or failures of our or our third-party service providers’ information systems could disrupt our various business operations and could result in the loss of critical and personally identifiable information, which could result in the loss of reputation and customers, reduce profitability, subject our businesses to fines, penalties and litigation and have a material adverse effect on our business’s results of operation, financial condition and cash flows.

Tiptree’s businesses are highly dependent upon the effective operation of their information systems and those of their third-party service providers and their ability to collect, use, store, transmit, retrieve and otherwise process personally identifiable information and other data, manage significant databases and expand and upgrade their information systems. Our businesses rely on these systems for a variety of functions, including marketing and selling their products and services, performing their services, managing their operations, processing claims and applications, providing information to customers, performing actuarial analyses and maintaining financial records. Some of these systems may include or rely on third-party systems not located on their premises or under their control. The interruption or loss of their information processing capabilities, or those of their third-party service providers, through cybersecurity attacks, computer hacks, theft, malicious software, phishing, employee error, ransomware, denial-of-service attacks, viruses, worms, other malicious software programs, the loss of stored data, programming errors, the breakdown or malfunctioning of computer equipment or software systems, telecommunications failure or damage caused by weather or natural disasters, catastrophes, terrorist attacks, industrial accidents or any other significant disruptions or security breaches could harm our businesses by hampering their ability to generate revenues and could negatively affect their partner relationships, competitive position and reputation.
In addition, our business’s information systems may be vulnerable to physical or electronic intrusions, computer viruses or other attacks which could disable their information systems and their security measures may not prevent such attacks. There are numerous and evolving risks to cybersecurity and privacy from cyber threat actors, including criminal hackers, state-sponsored intrusions, industrial espionage and employee malfeasance. Global cybersecurity threats can range from uncoordinated individual attempts to gain unauthorized access to our information technology (“IT”) systems and those of our business partners or third-party service providers to sophisticated and targeted measures known as advanced persistent threats. These cyber threat actors are becoming more sophisticated and coordinated in their attempts to access IT systems and data, including the IT systems of cloud providers and third parties with whom our businesses conduct or may conduct business. Although our businesses devote significant resources to prevent, detect, address and mitigate unwanted intrusions and other threats and protect their systems and data, whether such data is housed internally or by external third parties, such internal controls may not be adequate or successful in protecting against all security breaches and cybersecurity attacks, social-engineering attacks, computer break-ins, theft and other improper activity. Our businesses have experienced immaterial cybersecurity incidents and they and their third-party service providers will likely continue to experience cybersecurity incidents of varying degrees. Because the techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, our businesses and the third parties with whom they do business may be unable to anticipate these techniques or to implement adequate preventative measures. With the increasing frequency of cyber-related frauds to obtain inappropriate payments and other threats related to cybersecurity attacks, our businesses may find it necessary to expend resources to remediate cyber-related incidents or to enhance and strengthen their cybersecurity. Such remediation efforts may not be successful and could result in interruptions, delays or cessation of service.

Our businesses have also implemented physical, administrative and logical security systems with the intent of maintaining the physical security of their facilities and systems and protecting their and their customers’ confidential and personally identifiable information against unauthorized access through their information systems or by other electronic transmission or through misdirection, theft or loss of data. Despite such efforts, they may be subject to a breach of their security systems that results in unauthorized access to their facilities or the information they are trying to protect. Anyone who is able to circumvent their security measures or those of their third-party service providers and penetrate their information systems could access, view, misappropriate, alter, destroy, misuse or delete any information in such systems, including personally identifiable information and proprietary business information (their own or that of third parties) or compromise of their control networks or other critical systems and infrastructure, resulting in disruptions to their business operations or access to their financial reporting systems. While our businesses have implemented business contingency plans and other reasonable plans to protect their systems, sustained or repeated system failures or service denials could severely limit their ability to write and process new and renewal business, provide customer service or otherwise operate in the ordinary course of business. In addition, most states require that customers be notified if a security breach results in the disclosure of personally identifiable customer information and the trend toward general public notification of such incidents could exacerbate the harm to our companies’ business, financial condition and results of operations. Any failure, interruption or compromise of the security of our business’s information systems or those of their third-party service providers that result in inappropriate disclosure of such information could result in, among other things, significant financial losses, unfavorable publicity and damage to their reputation, governmental inquiry and oversight, difficulty in marketing their services, loss of customers, significant civil and criminal liability related to legal or regulatory violations, litigation and the incurrence of significant technical, legal and other expenses, any of which may have a material adverse effect on their business, results of operations, financial condition and cash flows.

In some cases, our businesses rely on the safeguards put in place by third parties to protect against security threats. These third parties, including vendors that provide products and services for their operations, could also be a source of security risk to them in the event of a failure or a security incident affecting such third parties’ own security systems and infrastructure. Our businesses’ network of ecosystem partners could also be a source of vulnerability to the extent their applications interface with our businesses, whether unintentionally or through a malicious backdoor. Our businesses do not review the software code included in third-party integrations in all instances.

    Our insurance business is dependent on independent financial institutions, lenders, distribution partners, agents and retailers for distribution of its products and services, and the loss of these distribution sources, or their failure to sell our insurance business’s products and services could materially and adversely affect its business, results of operations and financial condition and cash flows.

    Our insurance business is dependent on independent financial institutions, lenders, distribution partners, agents and retailers to distribute its products and services and its revenue is dependent on the level of business conducted by such distributors as well as the effectiveness of their sales efforts, each of which is beyond our insurance business’s control because such distributors typically do not have any minimum performance or sales requirements. Further, although its contracts with these distributors are typically exclusive, they can be canceled on relatively short notice. Therefore, our insurance business’s growth is dependent, in part, on its ability to identify and attract new distribution relationships and successfully integrate its information systems with those of its new distributors. The impairment of our insurance business’s distribution relationships, the loss of a significant number of its distribution relationships, the failure to establish new distribution relationships, the failure to offer increasingly competitive products, the increase in sales of competitors’ services and products by these distributors or the decline in distributors’ overall business activity or the effectiveness of their sales of our insurance business’s products could materially reduce our insurance business’s sales and revenues and have a material adverse effect on its business, results of operations, financial condition and cash flows.

    Our insurance business may lose clients or business as a result of consolidation within the financial services industry or otherwise.

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

    Participants in the insurance industry use ratings from independent ratings agencies, such as A.M. Best and KBRA, as an important means of assessing the financial strength and quality of insurers, including their ability to pay claims. In setting its ratings, A.M. Best and KBRA perform quantitative and qualitative analyses of a company’s balance sheet strength, operating performance and business profile. A.M. Best financial strength ratings range from “A++” (Superior) to “F” for insurance companies that have been publicly placed in liquidation. KBRA’s ratings range from AAA (extremely strong) to R (under regulatory supervision).

Currently, A.M. Best has assigned a financial strength of “A-” (Excellent) (Outlook Stable) and KBRA has assigned a financial strength rating of “A–” (Outlook Stable) to our insurance subsidiaries. A.M. Best and KBRA assign ratings that are intended to provide an independent opinion of an insurance company’s ability to meet its obligations to policyholders. These analyses include comparisons to peers and industry standards as well as assessments of operating plans, philosophy and management. A.M. Best and KBRA periodically review our insurance subsidiaries’ financial strength ratings and may, at their discretion, revise downward or revoke their ratings based primarily on their analyses of our insurance subsidiaries’ balance sheet strength (including capital adequacy and loss adjustment expense reserve adequacy), operating performance and business profile. Factors that could affect such analyses include:

•if our insurance subsidiaries change their business practices from their organizational business plan in a manner that no longer supports A.M. Best’s or KBRA’s ratings;
•if unfavorable financial, regulatory or market trends affect our insurance subsidiaries, including excess market capacity;
•if our insurance subsidiaries’ losses exceed their loss reserves;
•if our insurance subsidiaries have unresolved issues with government regulators;
•if our insurance subsidiaries are unable to retain their senior management or other key personnel;
•if our insurance subsidiaries’ investment portfolio incurs significant losses; or
•if A.M. Best or KBRA alters its capital adequacy assessment methodology in a manner that would adversely affect our insurance subsidiaries’ ratings.

These and other factors could result in a downgrade of our insurance subsidiaries’ financial strength ratings. A downgrade or withdrawal of our insurance subsidiaries’ ratings could result in any of the following consequences, among others:

•causing our insurance subsidiaries’ current and future distribution partners and insureds to choose other, more highly-rated competitors;
•increasing the cost or reducing the availability of reinsurance to our insurance subsidiaries; or
•severely limiting or preventing our insurance subsidiaries from writing new and renewal insurance contracts.

In addition, in view of the earnings and capital pressures experienced by many financial institutions, including insurance companies, it is possible that rating organizations will heighten the level of scrutiny that they apply to such institutions, will increase the frequency and scope of their credit reviews, will request additional information from the companies that they rate or will increase the capital and other requirements employed in the rating organizations’ models for maintenance of certain ratings levels. We can offer no assurance that our insurance subsidiaries’ ratings will remain at their current levels. It is possible that such reviews of our insurance subsidiaries may result in adverse ratings consequences, which could have a material adverse effect on our insurance subsidiaries’ business, results of operations, financial condition and cash flows.

If market conditions cause reinsurance to be more costly or unavailable, our insurance subsidiaries may be required to bear increased risks or reduce the level of their underwriting commitments.

Our insurance subsidiaries’ reinsurance facilities are generally subject to annual renewal. They may not be able to maintain their current reinsurance facilities and their customers may not be able to continue to operate their captive reinsurance companies. As a result, even where highly desirable or necessary, they may not be able to obtain other reinsurance facilities in adequate amounts and at favorable rates. If our insurance subsidiaries are unable to renew their expiring facilities or to obtain or structure new reinsurance facilities, either their net exposures would increase or, if they are unwilling to bear an increase in net exposures, they may have to reduce the level of their underwriting commitments. Either of these potential developments could have a material adverse effect on their business, results of operations, financial condition and cash flows.

Our insurance subsidiaries’ failure to accurately pay claims in a timely manner could have a material adverse effect on their business, results of operations, financial condition and cash flows.

Our insurance subsidiaries must accurately and timely evaluate and pay claims that are made under their policies. Many factors affect their ability to pay claims accurately and timely, including the training and experience of their claims representatives, including their distribution partners, the effectiveness of their management, and their ability to develop or select and implement appropriate procedures and systems to support their claims functions and other factors. Their failure to pay claims accurately and timely could lead to regulatory and administrative actions or material litigation, undermine their reputation in the marketplace and have a material adverse effect on their business, financial condition, results of operations and cash flows. In addition, if our insurance subsidiaries do not manage their distribution partners effectively, or if their distribution partners are unable to effectively handle their volume of claims, their ability to handle an increasing workload could be adversely affected. In addition to potentially requiring that growth be slowed in the affected markets, our insurance subsidiaries’ business could suffer from decreased quality of claims work which, in turn, could have a material adverse effect on their operating margins.

    Our insurance subsidiaries may incur losses if reinsurers are unwilling or unable to meet their obligations under reinsurance contracts.

    Our insurance subsidiaries use reinsurance to reduce the severity and incidence of claims costs, and to provide relief with regard to certain reserves. Under these reinsurance arrangements, other insurers assume a portion of our losses and related expenses; however, we remain liable as the direct insurer on all risks reinsured. Consequently, reinsurance arrangements do not eliminate our obligation to pay claims and we assume credit risk with respect to our ability to recover amounts due from reinsurers. The inability or unwillingness of any reinsurer to meet its financial obligations could negatively affect our business, results of operations, financial condition and cash flows. As credit risk is generally a function of the economy, our insurance subsidiaries face a greater credit risk in an economic downturn. While our insurance subsidiaries attempt to manage credit risks through underwriting guidelines, collateral requirements and other oversight mechanisms, their efforts may not be successful. For example, to reduce such credit risk, our insurance subsidiaries require certain third parties to post collateral for some or all of their obligations to them. In cases where our insurance subsidiaries receive letters of credit from banks as collateral and one of their counterparties is unable to honor its obligations, our insurance subsidiaries are exposed to the credit risk of the banks that issued the letters of credit.

New lines of business or new products and services may subject our insurance subsidiaries to additional risks.

From time to time, our insurance subsidiaries may implement new lines of business or offer new products and services within existing lines of business. In addition, our insurance subsidiaries will continue to make investments in development and marketing for new products and services. There are substantial risks and uncertainties associated with these efforts. In developing and marketing new lines of business and/or new products or services, our insurance subsidiaries may invest significant time and resources. Initial timetables for the development and introduction of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. Furthermore, new lines of business and/or new product or service offerings may not gain market acceptance. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, the burden on management and our insurance subsidiaries’ IT of introducing any new line of business and/or new product or service could have a significant impact on the effectiveness of their system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our insurance subsidiaries’ business, financial condition, results of operations and cash flows.

If our insurance subsidiaries fail to manage future growth effectively, their business, results of operations, financial condition and cash flows would be harmed.

Our insurance subsidiaries have expanded their operations significantly and anticipate that further expansion will be required in order for them to significantly grow their business. In particular, they may require additional capital, systems development and skilled personnel. Their growth has placed and may continue to place increasing and significant demands on their management, operational and financial systems and infrastructure and their other resources. If our insurance subsidiaries do not effectively manage their growth, the quality of their services could suffer, which could harm their business, results of operations, financial condition and cash flows. In order to manage future growth, they may need to hire, integrate and retain highly skilled and motivated employees. Our insurance subsidiaries may not be able to hire new employees quickly enough to meet their needs. If they fail to effectively manage their hiring needs and successfully integrate new hires, their efficiency and their employee morale, productivity and retention could suffer, and their business, results of operations, financial condition and cash flows could be harmed. They may also be required to continue to improve their existing systems for operational and financial management, including their reporting systems, procedures and controls. These improvements may require significant capital expenditures and place increasing demands on their management. They may not be successful in managing or expanding their operations or in maintaining adequate financial and operating systems and controls. If they do not successfully implement any required improvements in these areas, their business, results of operations, financial condition and cash flows could be harmed.

The effects of emerging claim and coverage issues on our insurance subsidiaries’ business are uncertain.

As industry practices and economic, legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may have a material adverse effect on our insurance subsidiaries’ business by either extending coverage beyond their underwriting intent or by increasing the number or size of claims. In some instances, these emerging issues may not become apparent for some time after they have issued the affected insurance policies. As a result, the full extent of liability under their insurance policies may not be known until many years after the policies are issued. In addition, the potential passage of new legislation designed to expand the right to sue, to remove limitations on recovery, to extend the statutes of limitations or otherwise to repeal or weaken tort reforms could have an adverse impact on their business. The effects of these and other unforeseen emerging claim and coverage issues are difficult to predict and could harm their business and have a material adverse effect on their results of operations.

Our insurance subsidiaries’ international operations expose them to investment, political and economic risks, including foreign currency and credit risk.

Our insurance subsidiaries’ expanding international operations in the United Kingdom, continental Europe and the Asia-Pacific region, expose them to increased investment, political and economic risks, including foreign currency and credit risk. Changes in the value of the U.S. dollar relative to other currencies could have a material adverse effect on their business, results of operations, financial condition and cash flows. Their investments in non-U.S.-denominated assets are subject to fluctuations in non-U.S. securities and currency markets, and those markets can be volatile. Non-U.S. currency fluctuations also affect the value of any dividends paid by their non-U.S. subsidiaries to their parent companies in the United States.

Our businesses could be adversely affected by the loss of one or more key executives or by an inability to attract and retain qualified personnel.

The success of our businesses depend on their ability to attract and retain experienced personnel and seasoned key executives who are knowledgeable about their industry and business. The pool of talent from which they actively recruit is limited and may fluctuate based on market dynamics specific to their industry and independent of overall economic conditions. As such, higher demand for employees having the desired skills and expertise could lead to increased compensation expectations for existing and prospective personnel, making it difficult for them to retain and recruit key personnel and maintain labor costs at desired levels. Should any of their key executives cease to be employed by them, or if they are unable to retain and attract talented personnel, they may be unable to maintain their current competitive position in the specialized markets in which they operate, which could have a material adverse effect on their results of operations.

Our insurance subsidiaries’ continued growth depends in part on their ability to continue to grow their customer base.

Increasing the customer base of our insurance subsidiaries will depend, to a significant extent, on their ability to effectively expand their sales and marketing activities, as well as their partner ecosystem and other customer referral sources. They may not be able to recruit qualified sales and marketing personnel, train them to perform and achieve an acceptable level of sales production from them on a timely basis or at all. If our insurance subsidiaries are unable to maintain effective sales and marketing activities and maintain and expand their partner network, their ability to attract new customers could be harmed and their business, results of operations, financial condition and cash flows would suffer.

Our insurance subsidiaries may not be able to effectively start up or integrate new program opportunities, and they may invest in new program opportunities or initiatives that are ultimately unsuccessful.

Our insurance subsidiaries’ ability to grow their business depends, in part, on their creation, implementation and acquisition of new insurance programs that are profitable and fit within their business model. New program launches as well as resources to integrate business acquisitions are subject to many obstacles, including ensuring they have sufficient business and systems processes, determining appropriate pricing, obtaining reinsurance, assessing opportunity costs and regulatory burdens and planning for internal infrastructure needs. If they cannot accurately assess and overcome these obstacles or they improperly implement new insurance programs, their ability to grow profitably will be impaired. Additionally, they may be unsuccessful in identifying new program opportunities, or they may be unable to develop or market new programs or initiatives in a timely or cost-effective manner. In addition, new programs or initiatives may not achieve the market penetration or price levels necessary for profitability. If they are unable to develop timely enhancements to, and new features for, their existing programs and services or if they are unable to develop new programs and services, their programs and services may become less marketable and less competitive, and their business, results of operations, financial condition and cash flows would be harmed.

If our businesses are unable to maintain a high level of service, their business, results of operations, financial condition and cash flows may be harmed.

One of the key attributes of our various businesses is providing high quality service to their partners and customers. They may be unable to sustain these levels of service, which would harm their reputation and our business. Alternatively, they may only be able to sustain high levels of service by significantly increasing their operating costs, which would materially and adversely affect their results of operations. The level of service they are able to provide depends on their personnel to a significant extent. Their personnel must be well-trained in their processes and able to handle customer calls effectively and efficiently. Any inability of their personnel to meet service level demands, whether due to absenteeism, training, turnover, disruptions at their facilities, including as a result of the COVID-19 pandemic, bad weather, power outages or other reasons, could adversely impact their business. If they are unable to maintain high levels of service performance, their reputation could suffer and their business, results of operations, financial condition and cash flows would be harmed.

Our businesses’ results of operations have in the past varied from quarter to quarter and may not be indicative of our long-term prospects.

Our businesses’ results of operations are subject to fluctuation and have historically varied from quarter to quarter. We expect their quarterly results to continue to fluctuate in the future due to a number of factors, including the general economic conditions in the markets where they operate, the frequency, occurrence or severity of catastrophic or other insured events or otherwise, fluctuating interest rates, claims exceeding their loss reserves, competition in their industry, deviations from expected renewal rates of their existing policies and contracts, adverse investment performance and the cost of reinsurance coverage.

In particular, our insurance subsidiaries seek to underwrite products and make investments to achieve favorable returns on tangible stockholders’ equity over the long term. In addition, their opportunistic nature may result in fluctuations in gross written premiums from period to period as they concentrate on underwriting contracts that they believe will generate better long-term, rather than short-term, results. Accordingly, their short-term results of operations may not be indicative of their long-term prospects.

The industries in which our businesses operate are cyclical in nature.

The financial performance of the insurance industry has historically fluctuated with periods of lower premium rates and excess underwriting capacity resulting from increased competition (a “soft market”) followed by periods of higher premium rates and reduced underwriting capacity resulting from decreased competition (a “hard market”). Our commercial & personal lines program business is exposed to these hard and soft market cycles. We seek to isolate ourselves from these trends by focusing on smaller risks with lower severities and utilizing reinsurance. Because this market cyclicality is due in large part to the actions of our insurance subsidiaries’ competitors and general economic factors, the timing or duration of changes in the market cycle is unknown. We expect these cyclical patterns will cause our insurance subsidiaries’ revenues and net income to fluctuate, which may cause their results of operations, financial condition and cash flows to be more volatile. We believe that we are currently in the second year of a hardening market.

Furthermore, adverse economic factors, including recession, inflation, periods of high unemployment or lower economic activity, could result in the sale of fewer policies than expected or an increase in the frequency of claims and premium defaults, and even the falsification of claims, or a combination of these effects, which, in turn, could affect our insurance subsidiaries’ growth and profitability. In an economic downturn that is characterized by higher unemployment, declining spending and reduced corporate revenue, the demand for insurance products is generally adversely affected, which directly affects their premium levels and profitability. Negative economic factors may also affect their ability to receive the appropriate rate for the risk they insure with their policyholders and may adversely affect the number of policies they can write, and their opportunities to underwrite profitable business. In an economic downturn, our insurance subsidiaries’ customers may have less need for insurance coverage, cancel existing insurance policies, modify their coverage or not renew the policies. Existing policyholders may exaggerate or even falsify claims to obtain higher claims payments. These outcomes would reduce their underwriting profit to the extent these factors are not reflected in the rates they charge.

The financial performance of the mortgage segment largely depends on the health of the U.S. residential real estate industry, which is seasonal, cyclical, and affected by changes in general economic conditions beyond our control. Economic factors such as increased interest rates, slow economic growth or recessionary conditions, the pace of home price appreciation or the lack of it, changes in household debt levels, and increased unemployment or stagnant or declining wages affect our clients’ income and thus their ability and willingness to make loan payments. National or global events including, but not limited to the COVID-19 pandemic, affect all such macroeconomic conditions. Weak or a significant deterioration in economic conditions reduce the amount of disposable income consumers have, which in turn reduces consumer spending and the willingness of qualified potential clients to take out loans. As a result, such economic factors affect loan origination volume.

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

If our insurance subsidiaries are not able to maintain and enhance their brand, their business and results of operations will be harmed. Damage to their reputation and negative publicity could have a material adverse effect on their business, results of operations, financial condition and cash flows.

We believe that maintaining and enhancing our insurance subsidiaries’ brand identity is critical to their relationships with their existing customers and partners and to their ability to attract new customers and partners. They also intend to grow their brand awareness among consumers and potential program partners in order to further expand their reach and attract new customers and program partners. The promotion of their brand in these and other ways may require them to make substantial investments and it is anticipated that, as their market becomes increasingly competitive, these branding initiatives may become increasingly difficult and expensive. Our insurance subsidiaries’ brand promotion activities may not be successful or yield increased revenue, and to the extent that these activities yield increased revenue, the increased revenue may not offset the expenses they incur and their results of operations could be harmed. If they do not successfully maintain and enhance their brand, their business may not grow and they could lose their relationships with customers or partners, which would harm their business, results of operations, financial condition and cash flows.

Our insurance subsidiaries may be adversely affected by negative publicity relating to brand and activities. For instance, if their brand receives negative publicity, the number of customers visiting their platforms could decrease, and their cost of acquiring customers could increase as a result of a reduction in the number of consumers coming from their direct customer acquisition channel.

Our businesses’ risk management policies and procedures may prove to be ineffective and leave them exposed to unidentified or unanticipated risk, which could adversely affect their business, results of operations, financial condition or cash flows.

Our businesses have developed and continue to develop enterprise-wide risk management policies and procedures to mitigate risk and loss to which they are exposed. There are, however, inherent limitations to risk management strategies because there may exist, or develop in the future, risks that they have not appropriately anticipated or identified. If their risk management policies and procedures are ineffective, they may suffer unexpected losses and could be materially adversely affected. As their business changes and the markets in which they operate evolve, their risk management framework may not evolve at the same pace as those changes. As a result, there is a risk that new products or new business strategies may present risks that are not appropriately identified, monitored or managed. In times of market stress, unanticipated market movements or unanticipated claims experience, the effectiveness of their risk management strategies may be limited, resulting in losses to them. In addition, there can be no assurance that they can effectively review and monitor all risks or that all of their employees will follow their risk management policies and procedures.

Moreover, state legislatures and regulators have increased their focus on risks within an insurer’s holding company system that may pose enterprise risk to insurers and within mortgage originators that may pose risk to borrowers. Our insurance and mortgage subsidiaries operate within an enterprise risk management (“ERM”) framework designed to assess and monitor their risks. However, there can be no assurance that they can effectively review and monitor all risks, or that all of their employees will operate within the ERM framework or that their ERM framework will result in their accurately identifying all risks and accurately limiting their exposures based on our businesses’ assessments.

Our insurance subsidiaries may not be able to generate sufficient cash to service all of their indebtedness and may be forced to take other actions to satisfy their obligations under their indebtedness, which may not be successful.

Our insurance subsidiaries’ ability to make scheduled payments on or refinance their debt obligations depends on their financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond their control. They may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on their indebtedness.

If their cash flows and capital resources are insufficient to fund their debt service obligations, they could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures, or to dispose of material assets or operations, alter their dividend policy, seek additional debt or equity capital or restructure or refinance their indebtedness. They may not be able to effect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow them to meet their scheduled debt service obligations. The instruments that will govern their indebtedness may restrict their ability to dispose of assets and may restrict the use of proceeds from those dispositions and may also restrict their ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. They may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations when due.

Our insurance subsidiaries’ inability to generate sufficient cash flows to satisfy their debt obligations, or to refinance their indebtedness on commercially reasonable terms or at all, may materially adversely affect their business, results of operations, financial condition and cash flows.

Restrictive covenants in the agreements governing our insurance subsidiaries’ indebtedness may restrict their ability to pursue their business strategies.

The agreements governing our insurance subsidiaries’ indebtedness contain a number of restrictive covenants that impose significant operating and financial restrictions on them and may limit their ability to pursue their business strategies or undertake actions that may be in their best interests. The agreements governing their indebtedness include covenants restricting, among other things, their ability to:

•incur or guarantee additional debt;
•incur liens;
•complete mergers, consolidations and dissolutions;
•enter into transactions with affiliates;
•pay dividends or other distributions;
•sell certain of their assets that have been pledged as collateral; and
•undergo a change in control.

A breach of the covenants under the indenture that governs our insurance subsidiaries’ 8.50% Fixed Rate Resetting Junior Subordinated Notes due in October 2057 (the “Notes”) and Amended and Restated Credit Agreement dated as of August 4, 2020 among Fortegra Financial Corporation (“FFC”) and Lots Intermediate Co., as Borrowers, Fifth Third Bank, National Association, as Administrative Agent and Issuing Lender, Citizens Bank, N.A., as Syndication Agent, and First Horizon Bank, Keybank National Association and Synovus Bank as Co-Documentation Agents could result in an event of default. Such default may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In the event our insurance subsidiaries’ lenders or noteholders accelerate the repayment of their indebtedness, they and their subsidiaries may not have sufficient assets to repay that indebtedness. As a result of these restrictions, they may be:

•unable to raise additional debt or equity financing to operate during general economic or business downturns; or
•unable to compete effectively or to take advantage of new business opportunities.

These restrictions may affect their ability to grow in accordance with their strategy. In addition, their financial results, substantial indebtedness and credit ratings could materially adversely affect the availability and terms of future financing.

Retentions in various lines of business expose our insurance subsidiaries to potential losses.

Our insurance subsidiaries retain risk for their own account on business underwritten by their insurance subsidiaries. The determination to reduce the amount of reinsurance they purchase, or not to purchase reinsurance for a particular risk, customer segment or category is based on a variety of factors, including market conditions, pricing, availability of reinsurance, their capital levels and their loss history. Such determinations increase their financial exposure to losses associated with such risks, customer segments or categories and, in the event of significant losses associated with such risks, customer segments or categories, could have a material adverse effect on their business, results of operations, financial condition and cash flows.

The exit of the United Kingdom from the European Union could adversely affect our insurance subsidiaries’ business.

The United Kingdom ceased to be a part of the European Union on December 31, 2020 (which is commonly referred to as “Brexit”). Aspects of the relationship between the United Kingdom and the European Union remain to be negotiated and their relationship will continue to evolve, including with respect to the cross-border provision of products and services and related compliance requirements. The effects of Brexit on our insurance subsidiaries’ business will depend on the manner in which it is implemented and any other relevant agreements between the United Kingdom and the European Union, among other factors. The Financial Conduct Authority and the Prudential Regulation Authority in the United Kingdom established the Temporary Permissions Regime, which creates a three year post-Brexit period where companies can continue to operate until their permanent establishment is authorized in the United Kingdom. Fortegra’s Malta based insurance subsidiary registered for the Temporary Permissions Regime and entered into it on December 31, 2020. Because our insurance subsidiaries conduct business in both the United Kingdom and the European Union and because they rely on their Malta insurance subsidiary’s ability to conduct business in the United Kingdom, they face risks associated with the potential uncertainty and disruptions relating to Brexit, including the risk of additional regulatory and other costs and challenges and/or limitations on their ability to sell particular products and services. As a result, the ongoing uncertainty surrounding Brexit could have a material adverse effect on their business (including their European growth plans), results of operations, financial condition and cash flows.

    Due to the structure of some of our insurance business’s commissions, it is exposed to risks related to the creditworthiness of some of its independent agents and program partners.

    Our insurance business is subject to the credit risk of some of the independent agents and program partners with which it contracts to sell its products and services. Our insurance business typically advances commissions as part of its product offerings. These advances are a percentage of the premiums charged. If our insurance business over-advances such commissions, the agents and program partners may not be able to fulfill their payback obligations, which could have a material adverse effect on our insurance business’s results of operations and financial condition.

Failure of our insurance subsidiaries’ distribution partners to properly market, underwrite or administer policies could adversely affect our insurance subsidiaries.

The marketing, underwriting, claims administration and other administration of policies in connection with our insurance subsidiaries’ issuing carrier services are the responsibility of their distribution partners. Any failure by them to properly handle these functions could result in liability to our insurance subsidiaries. Even though their distribution partners may be required to compensate them for any such liability, there are risks that they do not pay them because such partners become insolvent or otherwise. Any such failures could create regulatory issues or harm our insurance subsidiaries’ reputation, which could have a material adverse effect on their business, results of operations, financial condition and cash flows.

Third-party vendors our businesses rely upon to provide certain business and administrative services on their behalf may not perform as anticipated, which could have an adverse effect on their business, results of operations, financial condition and cash flows.

Our businesses have taken action to reduce coordination costs and take advantage of economies of scale by transitioning multiple functions and services to third-party providers. They periodically negotiate provisions and renewals of these relationships, and there can be no assurance that such terms will remain acceptable to us or such third parties. If such third-party providers experience disruptions or do not perform as anticipated, or our businesses experience problems with a transition to a third-party provider, they may experience operational difficulties, an inability to meet obligations (including policyholder obligations), a loss of business and increased costs, or suffer other negative consequences, all of which may have a material adverse effect on their business, results of operations, liquidity and cash flows.

Our insurance subsidiaries may act based on inaccurate or incomplete information regarding the accounts they underwrite.

Our insurance subsidiaries rely on information provided by insureds or their representatives when underwriting insurance policies. While they may make inquiries to validate or supplement the information provided, they may make underwriting decisions based on incorrect or incomplete information. It is possible that they will misunderstand the nature or extent of the activities or facilities and the corresponding extent of the risks that they insure because of their reliance on inadequate or inaccurate information.

Any failure to protect or enforce our insurance subsidiaries’ intellectual property rights could impair their intellectual property, technology platform and brand. In addition, they may be sued by third parties for alleged infringement of their proprietary rights.

Our insurance subsidiaries’ success and ability to compete depend in part on their intellectual property, which includes their rights in their technology platform and their brand. Our insurance subsidiaries primarily rely on a combination of copyright, trade secret and trademark laws and confidentiality agreements, procedures and contractual provisions with their employees, customers, service providers, partners and other third parties to protect their proprietary or confidential information and intellectual property rights. However, the steps they take to protect their intellectual property may be inadequate and despite their efforts to protect their proprietary rights and intellectual property, unauthorized parties may attempt to copy aspects of their solutions or to obtain and use information that they regard as proprietary, and third parties may attempt to independently develop similar technology. Policing unauthorized use of their technology and intellectual property rights may be difficult and may not be effective. Litigation brought to protect and enforce their intellectual property rights could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of their intellectual property. Additionally, their efforts to enforce their intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability and scope of their intellectual property rights. Our insurance subsidiaries’ failure to secure, protect, defend and enforce their intellectual property rights could adversely affect their brand and adversely affect their business.

Our insurance subsidiaries’ success also depends in part on them not infringing, misappropriating or otherwise violating the intellectual property rights of others. Their competitors and other third parties may own or claim to own intellectual property relating to our insurance subsidiaries’ industry and, in the future, may claim that our insurance subsidiaries are infringing, misappropriating or otherwise violating their intellectual property rights, and our insurance subsidiaries may be found to be infringing on such rights. The outcome of any claims or litigation, regardless of the merits, is inherently uncertain. The disposition of any such claims, whether through settlement or licensing discussions or litigation, could cause our insurance subsidiaries to incur significant expenses and, if successfully asserted against them, could require that they pay substantial damages or ongoing royalty payments, prevent them from offering certain of their products and services, require them to change their technology or business practices or require that they comply with other unfavorable terms. Even if our insurance subsidiaries were to prevail in such a dispute, any litigation could be costly and time-consuming, divert the attention of their management and key personnel from their business operations and materially adversely affect their business, financial condition and results of operations.

Our businesses employ third-party licensed software for use in their business, and the inability to maintain these licenses, errors in the software they license or the terms of open source licenses could result in increased costs or reduced service levels, which would adversely affect their business.

Our businesses rely on certain third-party software obtained under licenses from other companies and anticipate that they will continue to rely on such third-party software in the future. Although they believe that there are commercially reasonable alternatives to the third-party software they currently license, this may not always be the case, or it may be difficult or costly to replace their existing third-party software. In addition, integration of new third-party software may require significant work and require substantial investment of their time and resources. Our businesses’ use of additional or alternative third-party software would require them to enter into license agreements with third parties, which may not be available on commercially reasonable terms or at all. Many of the risks associated with the use of third-party software cannot be eliminated, and these risks could negatively impact their respective business.

Additionally, some of the software powering our businesses’ technology systems incorporates software covered by open source licenses. The terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that the licenses could be construed in a manner that imposes unanticipated conditions or restrictions on their ability to operate their systems. In the event that portions of their proprietary software are determined to be subject to an open source license, they could be required to publicly release the affected portions of their source code or re-engineer all or a portion of their technology systems, each of which could reduce or eliminate the value of their technology systems. Such risk could be difficult or impossible to eliminate and could adversely affect our businesses’ results of operations, financial condition and cash flows.

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

    Some of our current investments are, and future investments may be, made jointly with other persons or entities when circumstances warrant the use of such structures and we may continue to do so in the future. Our participation in such joint investments is subject to the risks that:

•we could experience an impasse on certain decisions because we do not have sole decision-making authority, which could require us to expend additional resources on resolving such impasses or potential disputes;
•our partners could have investment goals that are not consistent with our investment objectives, including the timing, terms and strategies for any investments;
•our partners might become bankrupt, fail to fund their share of required capital contributions or fail to fulfill their obligations as partners, which may require us to infuse our own capital into such venture(s) on behalf of the partner(s) despite other competing uses for such capital;
•our partners may have competing interests in our markets that could create conflict of interest issues;
•any sale or other disposition of our interest in such a venture may require consents which we may not be able to obtain;
•such transactions may also trigger other contractual rights held by a partner, lender or other third-party depending on how the transaction is structured; and
•there may be disagreements as to whether consents and/or approvals are required in connection with the consummation of a particular transaction with a partner, lender and/or other third-party, or whether such transaction triggers other contractual rights held by a partner, lender and/or other third-party, and in either case, those disagreements may result in litigation.

    Our mortgage business is significantly impacted by interest rates. Changes in prevailing interest rates or U.S. monetary policies that affect interest rates may have a detrimental effect on our mortgage business.
    Changes in interest rates and the level of interest rates are key drivers that impact the volatility of our mortgage loan originations. Due to the unprecedented events surrounding the COVID-19 pandemic along with the associated severe market dislocation, there is an increased degree of uncertainty and unpredictability concerning current interest rates, future interest rates and potential negative interest rates. The historically low interest rate environment over the last several years has created strong demand for mortgages. Increases in interest rates could result in us having lower revenue or profitability. The overwhelming majority of our mortgage loan originations have historically been refinancing existing homeowner’s mortgage loans. With rates at or near historically low levels, we have been able to continue to grow our mortgage loan originations by focusing on refinances. With rising interest rates, we may not be able to continue to do so in the future.

With regard to the portion of our mortgage business that is centered on refinancing existing mortgages, we generally note that the refinance market experiences more significant fluctuations than the purchase market as a result of interest rate changes. Long-term residential mortgage interest rates have been at or near record lows for an extended period, but they may increase in the future. As interest rates rise, refinancing generally becomes a smaller portion of the market as fewer consumers are interested in refinancing their mortgages. With regard to our purchase mortgage loan business, higher interest rates may also reduce demand for purchase mortgages as home ownership becomes more expensive. This could adversely affect our mortgage business’s revenues or require our mortgage business to increase marketing expenditures in an attempt to increase or maintain its volume of mortgages. Decreases in interest rates can also adversely affect our mortgage business’s financial condition, the value of its mortgage servicing rights (“MSRs”) portfolio, and its results of operations. With sustained low interest rates, as we have been experiencing, refinancing transactions decline over time, as many clients and potential clients have already taken advantage of the low interest rates.

Changes in interest rates are also a key driver of the performance of our servicing business, particularly because our mortgage business’s portfolio is composed primarily of MSRs related to high-quality loans, the values of which are highly sensitive to changes in interest rates. Historically, the value of MSRs has increased when interest rates rise as higher interest rates lead to decreased prepayment rates, and has decreased when interest rates decline as lower interest rates lead to increased prepayment rates. As a result, decreases in interest rates could have a detrimental effect on our mortgage business.

Borrowings under some of our mortgage business’s finance and warehouse facilities are at variable rates of interest, which also expose us to interest rate risk. If interest rates increase, our mortgage business’s debt service obligations on certain of its variable-rate indebtedness will increase even though the amount borrowed remains the same, and net income and cash flows, including cash available for servicing indebtedness, will correspondingly decrease. Our mortgage business currently has entered into, and in the future may continue to enter into, interest rate swaps that involve the exchange of floating for fixed-rate interest payments to reduce interest rate volatility. However, our mortgage business may not maintain interest rate swaps with respect to all of its variable-rate indebtedness, and any such swaps may not fully mitigate its interest rate risk, may prove disadvantageous, or may create additional risks.

In addition, our mortgage business is materially affected by the monetary policies of the U.S. government and its agencies. Our mortgage business is particularly affected by the policies of the U.S. Federal Reserve, which influence interest rates and impact the size of the loan origination market. In 2017, the U.S. Federal Reserve ended its quantitative easing program and started its balance sheet reduction plan. The U.S. Federal Reserve's balance sheet consists of U.S. Treasuries and mortgage backed securities (“MBS”) issued by Fannie Mae, Freddie Mac and Ginnie Mae. To shrink its balance sheet prior to the COVID-19 pandemic, the U.S. Federal Reserve had slowed the pace of MBS purchases to a point at which natural runoff exceeded new purchases, resulting in a net reduction. Recently, in response to the COVID-19 pandemic, state and federal authorities have taken several actions to provide relief to those negatively affected by COVID-19, such as the CARES Act and the Federal Reserve's support of the financial markets. In particular, U.S. Federal Reserve announced programs to increase its purchase of certain MBS products in response to the COVID-19 pandemic's effect on the U.S. economy, and the market for MBS in particular. The results of this recent policy change by the U.S. Federal Reserve are unknown at this time, as is its duration, but could affect the liquidity of MBS in the future.

    Our mortgage business’s MSRs are highly volatile assets with continually changing values, and these changes in value, or inaccuracies in estimates of their value, could adversely affect our mortgage business’s financial condition and results of operations.

    The value of our mortgage business’s MSRs is based on the cash flows projected to result from the servicing of the related mortgage loans and continually fluctuates due to a number of factors. These factors include changes in interest rates; historically, the value of MSRs has increased when interest rates rise as higher interest rates lead to decreased prepayment rates, and has decreased when interest rates decline as lower interest rates lead to increased prepayment rates and refinancings. Other market conditions also affect the number of loans that are refinanced and thus no longer result in cash flows, and the number of loans that become delinquent.

Our mortgage business uses two external valuation firms to fair value its MSR assets. These valuation firms utilize market participant data and actual MSR market trades to value our MSRs for purposes of financial reporting, These models are complex and use asset-specific collateral data and market inputs for interest and discount rates. In addition, the modeling requirements of MSRs are complex because of the high number of variables that drive cash flows associated with MSRs, and because of the complexity involved with anticipating such variables over the life of the MSR. Even if the general accuracy of their valuation models is validated, valuations are highly dependent upon the reasonableness of their assumptions and the results of the models. If loan delinquencies or prepayment speeds are higher than anticipated or other factors perform worse than modeled, the recorded value of certain of their MSRs may decrease, which could adversely affect their business and financial condition.

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
If the value of the collateral underlying certain of our mortgage business’s loan funding facilities decreases, they could be required to satisfy a margin call, and an unanticipated margin call could have a material adverse effect on their liquidity.
Certain of our mortgage business’s loan funding, early buy-out facilities, and MSR-backed facilities are subject to margin calls based on the lender's opinion of the value of the loan collateral securing such financing and certain of their hedges related to newly originated mortgages are also subject to margin calls. A margin call would require our mortgage business to repay a portion of the outstanding borrowings. A large, unanticipated margin call could have a material adverse effect on their liquidity.

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
    The contracts with purchasers of our whole loans contain provisions that require us to indemnify or repurchase the related loans under certain circumstances. While our contracts vary, they contain provisions that require us to repurchase loans if:

•our representations and warranties concerning loan quality and loan circumstances are inaccurate, including representations concerning the licensing of a mortgage broker;
•we fail to secure adequate mortgage insurance within a certain period after closing;
•a mortgage insurance provider denies coverage; or
•we fail to comply, at the individual loan level or otherwise, with regulatory requirements in the current dynamic regulatory environment.

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

Changes in accounting practices and future pronouncements may materially affect our reported financial results.

Developments in accounting practices may require us to incur considerable additional expenses to comply with new rules, particularly if we are required to prepare information relating to prior periods for comparative purposes or to otherwise apply the new requirements retroactively. The impact of changes in current accounting practices and future pronouncements cannot be predicted but may affect the calculation of net income, stockholders’ equity and other relevant financial statement line items.

Our insurance subsidiaries are required are required to comply with Statutory Accounting Principles (“SAP”). SAP and various components of SAP are subject to constant review by the NAIC and its task forces and committees, as well as state insurance departments, in an effort to address emerging issues and otherwise improve financial reporting. Various proposals are pending before committees and task forces of the NAIC, some of which, if enacted, could have negative effects on insurance industry participants. The NAIC continuously examines existing laws and regulations. Whether or in what form such reforms will be enacted and, if so, whether the enacted reforms will positively or negatively affect us is unknown.

    Catastrophic events could significantly impact the Company’s business.

    Unforeseen or catastrophic events, such as severe weather, natural disasters, pandemic, cybersecurity attacks, acts of war or terrorism and other adverse external events could have a significant impact on the Company’s ability to conduct business. Although the Company and its subsidiaries have established disaster recovery plans, there is no guarantee that such plans will allow the Company and its subsidiaries to operate without disruption if such an event was to occur and the occurrence of any such event could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.

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

Whether or to what extent damage that may be caused by natural events, such as wildfires, severe tropical storms and hurricanes, will affect our insurance subsidiaries’ ability to write new insurance policies and reinsurance contracts is unknown, but, to the extent our insurance subsidiaries’ policies are concentrated in the specific geographic areas in which these events occur, any increase in frequency and severity of such events and the total amount of our loss exposure in the impacted areas of such events may adversely affect their business, financial condition and results of operations. In addition, although our insurance subsidiaries have historically had limited exposure to catastrophic risk, claims from catastrophe events could reduce their earnings and cause substantial volatility in their business, financial condition and results of operations for any period. Assessing the risk of loss and damage associated with natural and catastrophic events remains a challenge and might adversely affect their business, results of operations, financial condition and cash flows.

U.S. insurers are required by state and federal law to offer coverage for acts of terrorism in certain commercial lines. The Terrorism Risk Insurance Act, as extended by the Terrorism Risk Insurance Program Reauthorization Act of 2015 (“TRIPRA”) requires commercial property and casualty (“P&C”) insurance companies to offer coverage for acts of terrorism, whether foreign or domestic, and established a federal assistance program through the end of 2020 to help cover claims related to future terrorism-related losses. The likelihood and impact of any terrorist act is unpredictable, and the ultimate impact on our insurance subsidiaries would depend upon the nature, extent, location and timing of such an act. Although our insurance subsidiaries reinsure a portion of the terrorism risk they retain under TRIPRA, such terrorism reinsurance does not provide full coverage for an act stemming from nuclear, biological or chemical terrorism. To the extent an act of terrorism, whether a domestic or foreign act, is certified by the Secretary of Treasury, our insurance subsidiaries may be covered under TRIPRA of their losses for certain P&C lines of insurance. However, any such coverage would be subject to a mandatory deductible based on 20% of earned premium for the prior year for the covered 2020 of commercial P&C insurance.

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

    Our insurance business’s Junior Subordinated Notes due 2057 and $200 million revolving credit facility restrict dividends to us based on the leverage ratio of our insurance business and its subsidiaries. Additionally, our regulated insurance company subsidiaries are required to satisfy minimum capital and surplus requirements according to the laws and regulations of the states in which they operate, which regulate the amount of dividends and distributions we receive from them. In general, dividends in excess of prescribed limits are deemed “extraordinary” and require insurance regulatory approval. Ordinary dividends, for which no regulatory approval is generally required, are limited to amounts determined by a formula, which varies by state. Some states have an additional stipulation that dividends may only be paid out of earned surplus. States also regulate transactions between our insurance company subsidiaries and us or our other subsidiaries, such as those relating to compensation for shared services, and in some instances, require prior approval of such transactions within the holding company structure. If insurance regulators determine that payment of an ordinary dividend or any other payments by our insurance company subsidiaries to us or our other subsidiaries (such as payments for employee or other services) would be adverse to policyholders or creditors, the regulators may block or otherwise restrict such payments that would otherwise be permitted without prior approval. In addition, there could be future regulatory actions restricting the ability of our insurance company subsidiaries to pay dividends or share services. The primary factor in determining the amount of capital available for potential dividends is the level of capital needed to maintain desired financial strength ratings from rating agencies for our insurance company subsidiaries. Given recent economic events that have affected the insurance industry, both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for our insurance company subsidiaries which, in turn, could negatively affect our capital resources.

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

    A change in state or U.S. federal tax laws could materially affect our insurance businesses. For example, tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”), which was signed into law on December 22, 2017, fundamentally overhauled the U.S. tax system by, among other significant changes, reducing the U.S. corporate income tax rate to 21%. In the context of the taxation of U.S. P&C insurance companies such as our insurance companies, the TCJA also modified the loss reserve discounting rules and the proration rules that apply to reduce reserve deductions to reflect the lower corporate income tax rate, which could have an adverse impact on our insurance subsidiaries. It is possible that other legislation could be introduced and enacted by the current Congress or future Congresses that could have an adverse impact on our insurance subsidiaries. Additional regulations or pronouncements interpreting or clarifying provisions of the TCJA have been and will continue to be issued, and such regulations or pronouncements may be different from our insurance subsidiaries’ interpretation and thus adversely affect their results. If, when or in what form such regulations or pronouncements may be provided or finalized, whether such guidance will have a retroactive effect or such regulations’ or pronouncements’ potential impact on our insurance subsidiaries is unknown.

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

    With regard to our insurance business’s payment protection products and financing of VSCs, there are federal and state laws and regulations that govern the disclosures related to the sales of those products. Our insurance business’s ability to offer and administer these products on behalf of their distribution partners is dependent upon their continued ability to sell such products. To the extent that federal or state laws or regulations change to restrict or prohibit the sale of these products, our insurance business’s revenues would be adversely affected. For example, the CFPB’s enforcement actions have resulted in large refunds and civil penalties against financial institutions in connection with their marketing of payment protection and other products. Due to such regulatory actions, some lenders may reduce their sales and marketing of payment protection and other ancillary products, which may adversely affect our insurance business’s revenues. The full impact of the CFPB’s oversight is unpredictable and continues to evolve. With respect to the P&C insurance policies our insurance business underwrites, federal legislative proposals regarding national catastrophe insurance, if adopted, could reduce the business need for some of the related products that our insurance business provides.

Increasing regulatory focus on privacy issues and expanding laws could affect our various subsidiaries’ business model and expose them to increased liability.

Some of our subsidiaries collect, use, store, transmit, retrieve, retain and otherwise process confidential and personally identifiable information in their information systems in and across multiple jurisdictions, and they are subject to a variety of confidentiality obligations and privacy, data protection and information security laws, regulations, orders and industry standards in the jurisdictions in which they do business. The regulatory environment surrounding information security, data privacy and cybersecurity is evolving and increasingly demanding. A number of our subsidiaries are subject to numerous U.S. federal and state laws and non-U.S. regulations governing the protection of personally identifiable and confidential information of their customers and employees. On October 24, 2017, the NAIC adopted an Insurance Data Security Model Law, which requires licensed insurance entities to comply with detailed information security requirements. The NAIC model law has been adopted by certain states and is under consideration by others. It is not yet known whether or not, and to what extent, states legislatures or insurance regulators where our insurance subsidiaries operate will enact the Insurance Data Security Model Law in whole or in part, or in a modified form. Such enactments, especially if inconsistent between states or with existing laws and regulations, could raise compliance costs or increase the risk of noncompliance, and noncompliance could subject our insurance subsidiaries to regulatory enforcement actions and penalties, as well as reputational harm. Any such events could potentially have an adverse impact on our insurance subsidiaries’ business, results of operations, financial condition and cash flows.

Our insurance and mortgage subsidiaries are subject to the privacy regulations of the Gramm-Leach-Bliley Act of 1999 (the “Gramm-Leach-Bliley Act”), along with its implementing regulations, which restricts certain collection, processing, storage, use and disclosure of personal information, requires notice to individuals of privacy practices, provides individuals with certain rights to prevent the use and disclosure of certain nonpublic or otherwise legally protected information and imposes requirements for the safeguarding and proper destruction of personal information through the issuance of data security standards or guidelines. In addition, on March 1, 2017, new cybersecurity rules took effect for financial institutions, insurers and certain other companies, like our insurance and mortgage subsidiaries, supervised by the NY Department of Financial Services (the “NY DFS Cybersecurity Regulation”). The NY DFS Cybersecurity Regulation imposes significant new regulatory burdens intended to protect the confidentiality, integrity and availability of information systems. Our insurance and mortgage subsidiaries also have contractual obligations to protect confidential and personally identifiable information we obtain from third parties. These obligations generally require them, in accordance with applicable laws, to protect such information to the same extent that they protect their own such information.

Many states in which our insurance and mortgage subsidiaries operate have laws that protect the privacy and security of sensitive and personal information. Certain current or proposed state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. For example, certain of our insurance and mortgage businesses are subject to the California Consumer Privacy Act of 2018 (“CCPA”), which among other things, requires companies covered by the legislation to provide new disclosures to California consumers and afford such consumers new rights of access and deletion of personal information. Additionally, when it becomes effective on January 1, 2023, our insurance subsidiaries will be subject to the California Privacy Rights Act (“CPRA”), which will significantly expand consumers’ rights under the CCPA. Internationally, many jurisdictions have established their own data security and privacy legal framework with which our insurance subsidiaries operating in such jurisdictions, or their customers, may need to comply, including, but not limited to, the European Union, or EU. The EU has adopted the General Data Protection Regulation, or the GDPR, which contains numerous requirements, robust obligations on data processors and heavier documentation requirements for data protection compliance programs by companies.

Because the interpretation and application of many privacy and data protection laws along with contractually imposed industry standards are uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our insurance subsidiaries’ existing data management practices or the features of their services and platform capabilities. Any failure or perceived failure by our insurance subsidiaries, or any third parties with which they do business, to comply with their posted privacy policies, changing consumer expectations, evolving laws, rules and regulations, industry standards, or contractual obligations to which they or such third parties are or may become subject, may result in actions or other claims against our insurance subsidiaries by governmental entities or private actors, the expenditure of substantial costs, time and other resources or the incurrence of significant fines, penalties or other liabilities. In addition, any such action, particularly to the extent our insurance subsidiaries were found to be guilty of violations or otherwise liable for damages, would damage their reputation and adversely affect their business, financial condition and results of operations.

    Compliance with existing and new regulations affecting our business in regulated industries may increase costs and limit our ability to pursue business opportunities.

    We are subject to extensive laws and regulations administered and enforced by a number of different federal and state governmental authorities in the industries in which we operate. Regulation of such industries may increase. In the past, there has been significant legislation affecting financial services and insurance, including the Dodd-Frank Act. In addition, we are subject to regulations governing the protection of personal confidential information and data security including the Gramm-Leach-Bliley Act, the GDPR, the NY DFS Cybersecurity Regulation and the CCPA. Accordingly, the impact that any new laws and regulations will have on us is unknown. The costs to comply with these laws and regulations may be substantial and could have a significant negative impact on us and limit our ability to pursue business opportunities. We can give no assurances that with changes to laws and regulations, our businesses can continue to be conducted in each jurisdiction in the manner as we have in the past.

    Our insurance subsidiaries are subject to regulation by state and, in some cases, foreign insurance authorities with respect to statutory capital, reserve and other requirements, including statutory capital and reserve requirements established by applicable insurance regulators based on RBC and Solvency II formulas. In any particular year, these requirements may increase or decrease depending on a variety of factors, most of which are outside our insurance subsidiaries’ control, such as the amount of statutory income or losses generated, changes in equity market levels, the value of fixed-income and equity securities in our investment portfolio, changes in interest rates and foreign currency exchange rates, as well as changes to the RBC formulas used by insurance regulators. The laws of the various states in which our insurance businesses operate establish insurance departments and other regulatory agencies with broad powers to preclude or temporarily suspend our insurance subsidiaries from carrying on some or all of their activities or otherwise fine or penalize them in any jurisdiction in which they operate. Such regulation or compliance could reduce our insurance businesses’ profitability or limit their growth by increasing the costs of compliance, limiting or restricting the products or services they sell, or the methods by which they sell their services and products, or subjecting their business to the possibility of regulatory actions or proceedings. Additionally, increases in the amount of additional statutory reserves that our insurance subsidiaries are required to hold could have a material adverse effect on their business, results of operations, financial condition and cash flows.

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
    For example, various jurisdictions have regulated management of ballast waters to prevent the introduction of non-indigenous species that are considered invasive which requires us to make changes to the ballast water management plans we currently have in place and to install new equipment on board our vessels. Various jurisdictions have also regulated or are considering the further regulation of greenhouse gases from vessels and emissions of sulfur and nitrogen oxides, which may increase the cost of new vessels and require retrofitting equipment on existing vessels. Effective January 1, 2020, the International Maritime Organization (“IMO”) imposed the IMO 2020 Regulations which require all ships to burn fuel with a maximum sulfur content of 0.5%, which is a significant reduction from the previous threshold of 3.5%. Commencing January 1, 2020, ships are required to remove sulfur from emissions through the use of scrubbers or other emission control equipment, or purchase marine fuel with 0.5% sulfur content, which has led to increased demand for this type of fuel compared to the price we would have paid had the IMO 2020 Regulations not been adopted. Substantially all of the vessels chartered by us do not have scrubbers, which means we are required to purchase low sulfur fuel for our vessels. Our vessels began operating on 0.5% low sulfur fuel in compliance with the IMO 2020 Regulations. As a result of the IMO 2020 Regulations and any future regulations with which we must comply, we may incur substantial additional operating costs.

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

The CFPB continues to be active in its monitoring of the loan origination and servicing sectors, and its recently issued rules increase our regulatory compliance burden and associated costs.

Our mortgage business is subject to the regulatory, supervisory and examination authority of the CFPB, which has oversight of federal and state non-depository lending and servicing institutions, including residential mortgage originators and loan servicers. The CFPB has rulemaking authority with respect to many of the federal consumer protection laws applicable to mortgage lenders and servicers, including the Truth in Lending Act (“TILA”), the Real Estate Settlement Procedures Act and the Fair Debt Collections Practices Act. The CFPB has issued a number of regulations under the Dodd-Frank Act relating to loan origination and servicing activities, including ability to repay and "Qualified Mortgage" standards and other origination standards and practices.

The CFPB’s examinations have increased, and will likely continue to increase, our mortgage business’s administrative and compliance costs. They could also greatly influence the availability and cost of residential mortgage credit and increase servicing costs and risks. These increased costs of compliance, the effect of these rules on the lending industry and loan servicing, and any failure in our mortgage business’s ability to comply with the new rules by their effective dates, could be detrimental to their business. The CFPB also issued guidelines on sending examiners to banks and other institutions that service and/or originate mortgages to assess whether consumers' interests are protected.

The CFPB also has broad enforcement powers, and can order, among other things, rescission or reformation of contracts, the refund of moneys or the return of real property, restitution, disgorgement or compensation for unjust enrichment, the payment of damages or other monetary relief, public notifications regarding violations, limits on activities or functions, remediation of practices, external compliance monitoring and civil money penalties. The CFPB has been active in investigations and enforcement actions and, when necessary, has issued civil money penalties to parties the CFPB determines has violated the laws and regulations it enforces. Our mortgage business’s failure to comply with the federal consumer protection laws, rules and regulations to which they are subject, whether actual or alleged, could expose them to enforcement actions or potential litigation liabilities.

The mortgage lending sector is currently relying for a significant portion of the mortgages originated on a temporary CFPB regulation, commonly called the "QM Patch," which permits mortgage lenders to comply with the CFPB's ability to repay requirements by relying on the fact that the mortgage is eligible for sale to Fannie Mae or Freddie Mac. Reliance on the QM Patch has become widespread due to the operational complexity and practical inability for many mortgage lenders to rely on other ways to show compliance with the ability to repay regulations. The QM Patch was scheduled to expire on January 10, 2021, or sooner if Fannie Mae and Freddie Mac exited FHFA conservatorship. Pursuant to a series of rules issued by the CFPB on October 20, 2020 and December 10, 2020, the QM Patch will expire July 1, 2021, and lenders will be required to comply with a new definition regarding what constitutes a "qualified mortgage" to receive safe-harbor treatment under the ability to repay requirements of TILA. While these final rules will give greater protections for certain loans made to borrowers with higher debt-to-income ratios, or loans where borrowers demonstrate a good repayment history, they also create additional compliance burdens and remove some of the legal certainties afforded to lenders under the QM Patch. Thus, our mortgage business may experience heightened compliance and legal risks associated with implementing these new underwriting obligations.

Our insurance subsidiaries could be adversely affected if their controls to ensure compliance with guidelines, policies and legal and regulatory standards are not effective.

Our insurance business is highly dependent on the ability of our insurance subsidiaries to engage on a daily basis in a large number of insurance underwriting, claim processing and investment activities, many of which are highly complex. These activities often are subject to internal guidelines and policies, as well as legal and regulatory standards, including those related to privacy, anti-corruption, anti-bribery and global finance and insurance (“F&I”) matters. The continued expansion into new products and geographic markets has brought about additional requirements. A control system, no matter how well designed and operated, can provide only reasonable assurance that the control system’s objectives will be met. If our insurance subsidiaries’ controls are not effective, it could lead to financial loss, unanticipated risk exposure (including underwriting, credit and investment risk) or damage to their reputation.

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

We are involved in various litigation matters from time to time. For example, we are a defendant in Mullins v. Southern Financial Life Insurance Co., a class action lawsuit alleging violations of the Consumer Protection Act and certain insurance statutes, as well as common law fraud. This and other such matters can be time-consuming, divert management’s attention and resources and cause us to incur significant expenses. Our insurance and indemnities may not cover all claims that may be asserted against us, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. If we are unsuccessful in our defense in these litigation matters, or any other legal proceeding, we may be forced to pay damages or fines, enter into consent decrees or change our business practices, any of which could have a material adverse effect our business, results of operations, financial condition or cash flows.

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

Assessments and premium surcharges for state guaranty funds, secondary-injury funds, residual market programs and other mandatory pooling arrangements may reduce our insurance subsidiaries’ profitability.

Most states require insurance companies licensed to do business in their state to participate in guaranty funds, which require the insurance companies to bear a portion of the unfunded obligations of impaired, insolvent or failed insurance companies. These obligations are funded by assessments, which are expected to continue in the future. State guaranty associations levy assessments, up to prescribed limits, on all member insurance companies in the state based on their proportionate share of premiums written in the lines of business in which the impaired, insolvent or failed insurance companies are engaged. Accordingly, the assessments levied on our insurance subsidiaries may increase as they increase their written premiums. These funds are supported by either assessments or premium surcharges based on incurred losses.

In addition, as a condition to conducting business in some states, insurance companies are required to participate in residual market programs to provide insurance to those who cannot procure coverage from an insurance carrier on a negotiated basis. Insurance companies generally can fulfill their residual market obligations by, among other things, participating in a reinsurance pool where the results of all policies provided through the pool are shared by the participating insurance companies. Although our insurance subsidiaries price their insurance to account for their potential obligations under these pooling arrangements, they may not be able to accurately estimate their liability for these obligations. Accordingly, mandatory pooling arrangements may cause a decrease in their profits. Further, the impairment, insolvency or failure of other insurance companies in these pooling arrangements would likely increase the liability for other members in the pool. The effect of assessments and premium surcharges or increases in such assessments or surcharges could reduce our insurance subsidiaries’ profitability in any given period or limit the ability to grow their business.

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

As of December 31, 2020, the Company owned 3 single family properties in our insurance segment consisting of REO properties resulting from our investments in non-performing residential mortgage loans.

Item 3. Legal Proceedings

Our legal proceedings are discussed under the heading “Litigation” in Note (21) — Commitments and Contingencies in the Notes to the consolidated financial statements in this report.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Tiptree’s common stock is traded on the Nasdaq Capital Market under the ticker symbol “TIPT”.

Holders
As of December 31, 2020, there were 58 common stockholders of record. This number does not include beneficial owners whose shares are held by nominees in street name.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchase activity for the three months ended December 31, 2020 was as follows:

Period	Purchaser	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2020 to October 31, 2020	Tiptree Inc.	—	$—	—
November 1, 2020 to November 30, 2020	Tiptree Inc.	210,763	$5.31	210,763
December 1, 2020 to December 31, 2020: Open Market Purchases	Tiptree Inc.	446,936	$5.23	446,936
	Total	657,699	$5.26	657,699	$16,571

(1)On November 2, 2020, the Board of Directors of Tiptree (“Board”) authorized Tiptree’s Executive Committee to repurchase up to $20 million of its outstanding common stock in the aggregate from time to time.

Item 6. Selected Financial Data

The following tables set forth our consolidated selected financial data for the periods and as of the dates indicated and are derived from our audited Consolidated Financial Statements. The following consolidated financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in Item 7 of this Form 10-K and the consolidated financial statements and related notes included in Item 8 of this Form 10-K. All amounts pertaining to our results of operations and financial condition are presented on a continuing operations basis. All acquisitions by Tiptree during the five years ended December 31, 2020 are included in results of operations since their respective dates of acquisition.

Consolidated Statement of Operations Data:
(in thousands, except shares and per share amounts)	2020	2019	2018(1)	2017(1)	2016(1)
Total revenues	$810,301	$772,728	$625,826	$581,798	$506,423
Total expenses	849,153	743,589	645,622	595,585	477,537
Net income (loss) attributable to consolidated CLOs (2)	—	—	—	10,457	20,254
Income (loss) before taxes	(38,852)	29,139	(19,796)	(3,330)	49,140
Less: provision (benefit) for income taxes	(13,627)	9,017	(5,909)	(12,562)	12,515
Net income (loss) from continuing operations	(25,225)	20,122	(13,887)	9,232	36,625
Net income (loss) from discontinued operations	—	—	43,770	(3,998)	(4,287)
Net income (loss)	(25,225)	20,122	29,883	5,234	32,338
Less: net income (loss) attributable to non-controlling interests	3,933	1,761	5,950	1,630	7,018
Net income (loss) attributable to common stockholders	$(29,158)	$18,361	$23,933	$3,604	$25,320

Net income (loss) per common share:
Basic, continuing operations, net	$(0.86)	$0.52	$(0.38)	$0.22	$0.88
Basic, discontinued operations, net	—	—	1.07	(0.10)	(0.09)
Basic earnings per share	(0.86)	0.52	0.69	0.12	0.79

Diluted, continuing operations, net	(0.86)	0.50	(0.38)	0.21	0.86
Diluted, discontinued operations, net	—	—	1.07	(0.10)	(0.08)
Diluted earnings per share	$(0.86)	$0.50	$0.69	$0.11	$0.78

Weighted average number of Common Shares:
Basic	33,859,775	34,578,292	34,715,852	29,134,190	31,721,449
Diluted	33,859,775	34,578,292	34,715,852	37,306,632	31,766,674

Cash dividends paid per common share	$0.160	$0.155	$0.135	$0.120	$0.100

Consolidated Balance Sheet Data: (in thousands)	2020	2019	2018	2017	2016
Total assets (3)	$2,995,760	$2,198,286	$1,864,918	$1,989,742	$2,890,050
Debt, net (4)	366,246	374,454	354,083	346,081	554,870
Total stockholders’ equity	373,538	411,415	399,259	396,774	390,144
Total Tiptree Inc. stockholders’ equity	356,144	398,062	387,101	300,077	293,431

(1)    Care revenues of $6.5 million, $76.0 million and $60.7 million and net income (loss) of $43.8 million, $(4.0) million and $(4.3) million for the years ended December 31, 2018, 2017 and 2016, respectively, are included in Net income (loss) from discontinued operations, net.
(2)    During 2017, the Company exited all consolidated CLOs. The operations of the CLOs were consolidated in the results of the Company through the redemption date.
(3)    Total assets on December 31, 2016 includes $989.5 million of assets held by consolidated CLO entities.
(4)    Excludes debt of discontinued operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Conditions and Results of Operations is presented in this section as follows:

•Overview
•Results of Operations
•Non-GAAP Measures and Reconciliations
•Liquidity and Capital Resources
•Critical Accounting Policies and Estimates
•Off-Balance Sheet Arrangements

OVERVIEW

Tiptree is a holding company that allocates capital across a broad spectrum of businesses, assets and other investments. Our principal operating subsidiary and primary source of earnings, Fortegra, along with its subsidiaries, is a leading provider of specialty insurance, underwriting warranty and service contract products and related service solutions. We also generate earnings from a diverse group of select investments that we refer to as Tiptree Capital, which includes our Mortgage segment and our other, non-insurance businesses and assets. We evaluate our performance primarily by the comparison of our shareholders’ long-term total return on capital, as measured by Adjusted Net Income, Adjusted EBITDA and growth in book value per share plus dividends.

Our 2020 highlights include:

Overall:
•Net loss of $29.2 million was driven by unrealized losses on equities, primarily our holding of Invesque, partially offset by growth in insurance underwriting operations and growth in volume and margins in our mortgage business.
•Adjusted net income was up 86.4% to $51.4 million, from $27.6 million in 2019, driven by improvement in insurance and mortgage operations. Adjusted return on average equity was 13.1%, as compared to 6.8% in 2019.
•Book value per share of $10.90 as of December 31, 2020, when combined with dividends paid, decreased 4.0% from the prior year, driven by a combination of net losses, partially offset by share repurchases during the year.
•In 2020, 2019 and 2018, we purchased and retired 2,384,286, 1,472,730 and 2,177,235 shares of our common stock, respectively, for $37.1 million in aggregate, at an average 42% discount to book value.
•Cash and cash equivalents of $136.9 million as of December 31, 2020, of which $80.0 million resides outside our statutory insurance subsidiaries.

Insurance:
•Total revenues grew 8.8% to $691.1 million, from $635.1 million in 2019, driven primarily from growth in commercial, warranty and niche personal lines programs.
•Earned premiums, net, service and administrative fees and ceding commissions grew a combined 11.6% to a total of $686.0 million in 2020, from $615.0 million in 2019, driven by the same factors that drove overall revenue growth.
•Income before taxes of $26.9 million decreased 27.2% as compared to $37.0 million in 2019, primarily driven by net realized and unrealized losses on investments as compared to gains in the prior year. Return on average equity was 8.1% in 2020 as compared to 10.7% in 2019.
•Adjusted net income increased 32.4% to $43.4 million, as compared to $32.8 million in 2019. Adjusted return on average equity was 15.2%, as compared to 12.3% in 2019 driven by the same growth factors that impacted revenues.
•The combined ratio improved to 91.5%, as compared to 92.4% in 2019, driven by the shift in business mix toward warranty and commercial programs.
•Gross written premiums and premium equivalents were $1,666.9 million for the year ended December 31, 2020, as compared to $1,297.0 million for the year ended December 31, 2019, up 28.5% as a result of growth in commercial and warranty programs, including from the acquisition of Smart AutoCare described below.
•As of December 31, 2020, total cash and cash equivalents combined with total investments were $712.9 million, as compared to $565.9 million as of December 31, 2019. As of December 31, 2020, 82.6% of the portfolio invested in high-credit quality fixed income securities with an average S&P rating of AA and a weighted average duration of 2.4 years.
•In January 2020, we acquired Smart AutoCare, a rapidly growing vehicle warranty and service contract administrator in the United States which contributed approximately $248.8 million of gross written premiums and premium equivalents for the year ended December 31, 2020. The acquisition expanded our warranty distribution channels and dramatically increased our presence in the auto warranty sector.
•On December 31, 2020, we acquired Sky Auto for approximately $25 million of cash consideration to further expand our presence in the auto warranty sector. The acquisition supplements our distribution with direct marketing capabilities.

Mortgage:
•Income before taxes of $31.1 million in 2020, as compared to $3.0 million in 2019, driven by growth in volumes and margins as interest rates dropped and home prices increased in 2020.
•Adjusted net income improved for the year ended December 31, 2020 by $24.6 million, driven by the same factors that impacted net income.
•Return on average equity of 50.9% and adjusted return on average equity of 60.5% in 2020, as compared to 7.1% and 12.0%, respectively, in 2019.

Key Trends:

Our results of operations are affected by a variety of factors including, but not limited to, general economic conditions and GDP growth, market liquidity and volatility, consumer confidence, U.S. demographics, employment and wage growth, business confidence and investment, inflation, interest rates and spreads, the impact of the regulatory environment, and the other factors set forth in Part I, Item 1A in this Form 10-K. Generally, our businesses are positively affected by a healthy U.S. consumer, stable to gradually rising interest rates, stable markets and business conditions, and global growth and trade flows. Conversely, rising unemployment, volatile markets, rapidly rising interest rates, changing regulatory requirements and slowing business conditions can have a material adverse effect on our results of operations or financial condition.

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

During 2020, the world has been impacted by the spread of the novel coronavirus (COVID-19). In March 2020, the World Health Organization deemed the outbreak of COVID-19 to be a pandemic, creating significant volatility, unpredictability and economic disruption. The markets the Company serves in the United States, UK and Europe have been impacted by weakened economic conditions, temporary business closures, shelter in place rules from governing bodies, reduced consumer spending and job losses, among other impacts of the COVID-19 pandemic. In response, the Company has taken various measures to ensure the availability of our products and services to our customers, the functioning of our critical support systems and steps to ensure the safety and security of our employees. The effects of COVID-19 were not significant to the Company’s operating businesses’ results for the year ended December 31, 2020. It is not possible to reliably estimate the length and severity of the developments related to the COVID-19 pandemic and the impact on the financial results and condition of the Company and its operating subsidiaries in future periods.

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

Common shares of Invesque represent a significant asset on our consolidated balance sheet, both as part of our insurance investment portfolio and separately in Tiptree Capital. Our investment in Invesque, which operates in the seniors housing and skilled nursing industries, is carried on our balance sheet at fair value. During 2020, the decline in Invesque’s stock price had a material impact on the carrying value of our investment. In response to the uncertainty in the industry, Invesque announced in early April that it was suspending dividends to conserve liquidity until the impact of COVID-19 on occupancy rates and its operations is better known. While Invesque has announced that they are continuing to collect rents on its properties at approximately 94% of contractual obligations through September 2020, any changes in their operations or ability to collect rents could continue to have a significant impact on their stock price and delay any potential restoration of their dividend. Decreases in the fair value of Invesque’s common stock and changes to its dividend payout levels had a significant impact on our results of operations, and could continue to do so should Invesque’s operations continue to be negatively affected as a result of the pandemic.

The maritime transportation industry is highly competitive and fragmented. Demand for shipping capacity is a function of global economic conditions and the related demand for commodities, production and consumption patterns, and affected by events which interrupt production, trade routes, and consumption. The COVID-19 pandemic significantly impacted economic activity in China, the United States, Europe, and across developing markets, reducing demand for oil and other commodities. The sharp reduction in demand negatively affected charter rates for dry-bulk commodities, other than grains, in the first half of the year. The oversupply in oil markets initially led to significant demand for floating storage, increasing charter rates for product tankers. Both of these trends began to reverse in the second half of the year, with rates for dry bulk vessels improving and rates for product tankers softening. The shipping industry is cyclical with high volatility in charter hire rates and profitability, which can change rapidly. General global economic conditions, along with company and industry specific factors, are expected to continue to impact the fair value of our vessels and associated operating results.

Our business can also be impacted in various ways by changes in interest rates, which can result in fluctuations in the fair value of our investments, revenues associated with floating rate investments, volume and revenues in our mortgage business and interest expense associated with floating rate debt used to fund many of our operations. Certain of our investments are LIBOR based, which has resulted in lower investment income during this period of extended low rates. However, low mortgage rates due to the Federal Reserve intervention in mortgage markets, combined with limitations on operating capacity in the mortgage industry due to the COVID-19 pandemic, and rising home prices in certain markets, has resulted in a combination of higher mortgage volumes and margins, which has been a benefit to our mortgage operations. The current low interest rate environment also benefits our interest cost on debt, although our corporate debt facility with Fortress is subject to a LIBOR floor, which limits further declines in our interest cost at the corporate level. There can be no assurance that these positive trends will continue, the reversal of which could have a materially negative impact to our results of operations, and which may only be partially mitigated by the benefit to our LIBOR based investments.

A discussion of our performance for the year ended December 31, 2020 compared to the year ended December 31, 2019 and for the year ended December 31, 2019 compared to the year ended December 31, 2018 appears below.

RESULTS OF OPERATIONS
The following is a summary of our consolidated financial results for the year ended December 31, 2020, 2019 and 2018. In addition to GAAP results, management uses the Non-GAAP measures Adjusted net income, Adjusted return on average equity, Adjusted EBITDA and book value per share as measurements of operating performance. Management believes these measures provide supplemental information useful to investors as they are frequently used by the financial community to analyze financial performance and comparison among companies. Management uses Adjusted net income and adjusted return on average equity as part of its capital allocation process and to assess comparative returns on invested capital. Adjusted EBITDA is also used in determining incentive compensation for the Company’s executive officers. Adjusted net income represents income before taxes, less provision (benefit) for income taxes, and excluding the after-tax impact of various expenses that we consider to be unique and non-recurring in nature, stock-based compensation, net realized and unrealized gains (losses), and intangibles amortization associated with purchase accounting. The Company defines Adjusted EBITDA as GAAP net income of the Company plus corporate interest expense, plus income taxes, plus depreciation and amortization expense, less the effects of purchase accounting, plus non-cash fair value adjustments, plus significant non-recurring expenses, and plus unrealized gains (losses) on available for sale securities that are reported in other comprehensive income. Adjusted net income, Adjusted return on average equity and Adjusted EBITDA are not measurements of financial performance or liquidity under GAAP and should not be considered as an alternative or substitute for GAAP net income. See “Non-GAAP Reconciliations” for a reconciliation of these measures to their GAAP equivalents.

Selected Key Metrics

($ in thousands, except per share information)	For the Year Ended December 31,
GAAP:	2020	2019	2018
Total revenues	$810,301	$772,728	$625,826
Net income (loss) attributable to common stockholders	$(29,158)	$18,361	$23,933
Diluted earnings per share	$(0.86)	$0.50	$0.69
Cash dividends paid per common share	$0.160	$0.155	$0.135
Return on average equity	(6.4)%	5.0%	7.5%

Non-GAAP: (1)
Adjusted net income	$51,431	$27,598	$22,283
Adjusted return on average equity	13.1%	6.8%	5.6%
Adjusted EBITDA	$4,541	$68,085	$26,659
Book value per share	$10.90	$11.52	$10.79
(1)    For information relating to Adjusted net income, Adjusted return on average equity, Adjusted EBITDA and book value per share, including a reconciliation to GAAP financials, see “—Non-GAAP Reconciliations.”

Revenues

For the year ended December 31, 2020, revenues were $810.3 million, which increased $37.6 million, or 4.9% compared to the prior year, primarily due to a combination of growth in commercial and warranty programs in our insurance business and revenues associated with our mortgage business. Offsetting these increases were net realized and unrealized losses of $83.6 million for the year ended December 31, 2020, on Invesque and other equity securities.

For the year ended December 31, 2019, revenues were $772.7 million, which increased $146.9 million, or 23.5%, over 2018. The increase was primarily driven by growth in earned premiums and service and administrative fees in our Insurance business, lower unrealized losses on Invesque, improvements in mortgage results, the inclusion of a full year of revenue from shipping operations, and the gain on sale of our CLO asset management business.

The combination of unearned premiums and deferred revenues on the balance sheet grew by $410.4 million, or 48.3%, from December 31, 2019 to December 31, 2020 as a result of increased gross written premiums and premium equivalents, primarily in commercial and warranty programs, and the acquisition of Smart AutoCare.

The table below provides a break down between net realized and unrealized gains and losses from Invesque and other securities which impacted our consolidated results on a pre-tax basis. Many of our investments are carried at fair value and marked to market through unrealized gains and losses. As a result, we expect our earnings relating to these investments to be relatively volatile between periods. Our fixed income securities are primarily marked to market through AOCI in stockholders’ equity and do not impact net realized and unrealized gains and losses until they are sold.

($ in thousands)	For the Year Ended December 31,
	2020	2019	2018
Net realized and unrealized gains (losses)(1)	$(1,817)	$12,189	$(9,167)
Net realized and unrealized gains (losses) - Invesque	$(81,813)	$(1,200)	$(20,739)
Discontinued operations (Care)(2)	$—	$—	$57,484
(1)    Excludes Invesque and Mortgage realized and unrealized gains and losses. The year ended December 31, 2019 includes a $7.6 million gain on sale of our CLO business.
(2)    Represents Care for the year ended December 31, 2018 including a $56.9 million pre-tax gain on sale. See Note (4) Dispositions, Assets and Liabilities Held for Sale and Discontinued Operations.

Net Income (Loss) Attributable to common stockholders

For the year ended December 31, 2020, net loss available to common stockholders was $29.2 million, a decrease of $47.5 million from net income of $18.4 million in 2019. The decrease for the year ended December 31, 2020 was primarily driven by the same factors that impacted revenues in the respective periods.

For the year ended December 31, 2019, net income available to common stockholders was $18.4 million, a decrease of $5.6 million from 2018. The decrease was primarily driven by income from discontinued operations of $43.8 million in 2018, which included the gain on sale of Care. This non-recurring gain was offset by improved insurance operating performance, the realized gain on the sale of our CLO management business, and increased realized and unrealized gains on investments in 2019.

Adjusted net income & Adjusted return on average equity - Non-GAAP

Adjusted net income for the year ended December 31, 2020 was $51.4 million, an increase of $23.8 million from 2019. The 2020 Adjusted return on average equity was 13.1%, as compared to 6.8% in 2019, with the increase in both metrics driven by improved performance in our insurance and mortgage operations.

Adjusted net income for the year ended December 31, 2019 was $27.6 million, an increase of $5.3 million from 2018. The 2019 Adjusted return on average equity was 6.8% as compared to 5.6% in 2018, with the increase in both metrics driven by improvements in insurance and mortgage operations, combined with the inclusion of a full year of maritime transportation operations.

Adjusted EBITDA - Non-GAAP

Adjusted EBITDA for the year ended December 31, 2020 was $4.5 million, a decrease of $63.5 million from 2019, which was substantially driven by unrealized losses on Invesque and other equity securities.

Adjusted EBITDA for the year ended December 31, 2019 was $68.1 million, an increase of $57.6 million from 2018. The key drivers of the increase in the year ended December 31, 2019 were the same factors that drove improved performance in Adjusted net income plus lower unrealized losses on investments in the insurance portfolio and on Invesque and the gain on sale of our CLO management business. See “— Non-GAAP Reconciliations” for a reconciliation to GAAP net income.

Book Value per share - Non-GAAP

Total stockholders’ equity was $373.5 million as of December 31, 2020 compared to $411.4 million as of December 31, 2019. In 2020, Tiptree returned $19.3 million to shareholders through share repurchases and dividends paid. Book value per share for the period ended December 31, 2020 was $10.90, a decrease from book value per share of $11.52 as of December 31, 2019. The key drivers of the reduction from the prior year were losses per share and dividends paid of $0.160 per share. The decrease was partially offset by the purchase of 2,384,286 million shares at an average 43% discount to book value.

Total stockholders’ equity was $411.4 million as of December 31, 2019 compared to $399.3 million as of December 31, 2018. The increase was primarily driven by net income, offset by share repurchases and dividends paid. In 2019, Tiptree returned $14.4 million to shareholders through share repurchases and dividends paid. Book value per share for the year ended December 31, 2019 was $11.52, an increase from book value per share of $10.79 as of December 31, 2018. The key drivers of the period-over-period impact were earnings per share and the purchase of 1.5 million shares at an average 45% discount to book value. Those increases were offset by dividends paid of $0.155 per share and officer compensation share issuances.

Results by Segment
We classify our business into two reportable segments, Insurance and Mortgage, with the remainder of our operations aggregated into Tiptree Capital - Other. Corporate activities include holding company interest expense, corporate employee compensation and benefits, and other expenses, including, but not limited to, public company expenses. For the year ended December 31, 2020, Mortgage has been broken out of Tiptree Capital as a reportable segment because for the year ended December 31, 2020 it met the quantitative threshold for disclosure. Prior year segments have been conformed to the current year presentation.

The following table presents the components of total income (loss) before taxes.

Income (loss) before taxes

($ in thousands)	For the Year Ended December 31,
	2020	2019	2018
Insurance	$26,948	$37,030	$14,172
Mortgage	31,102	2,959	335
Tiptree Capital - other	(61,242)	23,391	(4,059)
Corporate	(35,660)	(34,241)	(30,244)
Income (loss) before taxes from continuing operations	$(38,852)	$29,139	$(19,796)
Income (loss) before taxes from discontinued operations	$—	$—	$57,484

Adjusted net income - Non-GAAP (1)

($ in thousands)	For the Year Ended December 31,
	2020	2019	2018
Insurance	$43,423	$32,806	$31,271
Mortgage	28,578	3,929	(53)
Tiptree Capital - other	4,497	14,083	12,068
Corporate	(25,067)	(23,220)	(21,003)
Adjusted net income (1)	$51,431	$27,598	$22,283
(1)    For further information relating to Adjusted net income, including a reconciliation to GAAP income (loss) before taxes, see “—Non-GAAP Reconciliations.”

Insurance

Our principal operating subsidiary, Fortegra, is a specialty insurance program underwriter and service provider, which focuses on niche business mixes and fee-oriented services. Our combination of specialty insurance underwriting, warranty and service contract products, and related service solutions delivered through a vertically integrated business model creates a blend of traditional underwriting revenues, investment income and unregulated fee revenues. We are an agent-driven business model, distributing our products through independent insurance agents, consumer finance companies, online retailers, auto dealers, and regional big box retailers to deliver products that complement the consumer transaction.

The following tables present the Insurance segment results for the year ended December 31, 2020 and 2019.

Results of Operations - 2020 Compared to 2019

($ in thousands)	For the Year Ended December 31,
	2020	2019	Change	% Change
Revenues:
Earned premiums, net	$477,991	$499,108	$(21,117)	(4.2)%
Service and administrative fees	186,973	106,239	80,734	76.0%
Ceding commissions	21,101	9,608	11,493	119.6%
Net investment income	9,916	8,667	1,249	14.4%
Net realized and unrealized gains (losses)	(11,944)	6,896	(18,840)	NM%
Other revenue	7,024	4,567	2,457	53.8%
Total revenues	$691,061	$635,085	$55,976	8.8%
Expenses:
Net losses and loss adjustment expenses	178,248	151,009	27,239	18.0%
Member benefit claims	58,650	19,672	38,978	198.1%
Commission expense	280,210	303,057	(22,847)	(7.5)%
Employee compensation and benefits	65,089	49,789	15,300	30.7%
Interest expense	15,487	14,766	721	4.9%
Depreciation and amortization	10,835	9,105	1,730	19.0%
Other expenses	55,594	50,657	4,937	9.7%
Total expenses	$664,113	$598,055	$66,058	11.0%
Income (loss) before taxes (1)	$26,948	$37,030	$(10,082)	(27.2)%

Key Performance Metrics:
Gross written premiums and premium equivalents	$1,666,942	$1,297,042	$369,900	28.5%
Return on average equity	8.1%	10.7%
Underwriting ratio	74.6%	76.5%
Combined ratio	91.5%	92.4%

Non-GAAP Financial Measures (2):
Adjusted net income	$43,423	$32,806	$10,617	32.4%
Adjusted return on average equity	15.2%	12.3%
(1)    Net income was $22,821 and $27,160 for the years ended December 31, 2020 and 2019, respectively.
(2)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Revenues

Earned Premiums, net

Earned premiums, net represent the earned portion of our gross written premiums, less the earned portion that is ceded to third-party reinsurers under our reinsurance agreements, as well as the earned portion of our assumed premiums. Our insurance policies generally have a term of six months to seven years depending on the underlying product and premiums are earned pro rata over the term of the policy. At the end of each reporting period, premiums written but not earned are classified as unearned premiums and are earned in subsequent periods over the remaining term of the policy.

Service and Administrative Fees

Service and administrative fees represent the earned portion of our gross written premiums and premium equivalents, which is generated from non-insurance programs including warranty service contracts, motor club programs and other services offered as part of our vertically integrated product offerings. Such fees are typically positively correlated with transaction volume and are recognized as revenue when realized and earned. At the end of each reporting period, gross written premiums and premium equivalents written for service contracts not earned are classified as deferred revenue, which are earned in subsequent periods over the remaining term of the policy.

Ceding Commissions and Other Revenue

Ceding commissions and other revenue consists of commissions earned on policies written on behalf of third-party insurance companies with no exposure to the insured risk and certain fees earned in conjunction with underwriting policies. Other revenue also includes the interest income earned on our premium finance product offering.

Net Investment Income

We earn investment income on our portfolio of invested assets. Our invested assets are primarily comprised of fixed maturity securities, and may also include cash and cash equivalents and equity securities. The principal factors that influence net investment income are the size of our investment portfolio, the yield on that portfolio and expenses due to external investment managers.

Net Realized and Unrealized Gains (Losses)

Net realized and unrealized gains (losses) on investments are a function of the difference between the amount received by us on the sale of a security and the security’s cost-basis, as well as any “other-than-temporary” impairments and allowances for credit losses which are recognized in earnings. In addition, we carry our equity securities at fair value with unrealized gains and losses included in this line.

Revenues - 2020 compared to 2019

For the year ended December 31, 2020, total revenues increased 8.8%, to $691.1 million, as compared to $635.1 million for the year ended December 31, 2019. Earned premiums, net of $478.0 million decreased $21.1 million, or 4.2%, driven by increased ceding of credit insurance and collateral protection premiums, and increased credit insurance cancellations driven by COVID-19 stimulus payments to consumers. This was partially offset by growth in commercial, warranty insurance and niche personal lines programs. Service and administration fees of $187.0 million increased by 76.0% driven by our acquisition of Smart AutoCare and growth in warranty insurance revenues. Excluding Smart AutoCare, service and administrative fees increased by 11.7% driven by growth in our other warranty programs. Ceding commissions of $21.1 million increased by $11.5 million, or 119.6%, driven by growth in commercial lines and higher fees associated with the increase in ceded premiums in credit insurance and collateral protection programs. Other revenues increased by $2.5 million, or 53.8%, driven by growth in our premium and warranty finance programs.

For the year ended December 31, 2020, 31.1% of our revenues were derived from fees that are not solely dependent upon the underwriting performance of our insurance products, resulting in more diversified and consistent earnings. For the year ended December 31, 2020, 79.3% of our fee-based revenues were generated in non-regulated service companies, with the remainder in our regulated insurance companies.

For the year ended December 31, 2020, net investment income was $9.9 million driven by interest income on fixed income securities and dividends on equity securities. Net realized and unrealized losses were $11.9 million, a decline of $18.8 million, driven by realized and unrealized losses on equity securities in the 2020 period, as compared to gains on equity securities and other investments in the 2019 period.

Expenses

Underwriting and fee expenses under insurance and warranty service contracts include losses and loss adjustment expenses, member benefit claims and commissions expense.

Net Losses and Loss Adjustment Expenses

Net losses and loss adjustment expenses represent actual insurance claims paid, changes in unpaid claim reserves, net of amounts ceded and the costs of administering claims for insurance lines. Incurred claims are impacted by loss frequency, which is a measure of the number of claims per unit of insured exposure, and loss severity, which is based on the average size of claims. Loss occurrences in our insurance products are characterized by low severity and high frequency. Factors affecting loss frequency and loss severity include the volume of underwritten contracts, changes in claims reporting patterns, claims settlement patterns, judicial decisions, economic conditions, morbidity patterns and the attitudes of claimants towards settlements, and original pricing of the product for purposes of the loss ratio in relation to loss emergence over time. Losses and loss adjustment expenses are based on an actuarial analysis of the estimated losses, including losses incurred during the period and changes in estimates from prior periods.

Member Benefit Claims

Member benefit claims represent the costs of services and replacement devices incurred in warranty and motor club service contracts. Member benefit claims represent claims paid on behalf of contract holders directly to third-party providers for roadside assistance and for the repair or replacement of covered products. Claims can also be paid directly to contract holders as a reimbursement payment, provided supporting documentation of loss is submitted to the Company. Claims are recognized as expense when incurred.

Commission Expense

Commission expenses reflect commissions we pay retail agents, program administrators and managing general underwriters, net of ceding commissions we receive on business ceded under certain reinsurance contracts. In addition, commission expenses include premium-related taxes. Commission expenses related to each policy we write are deferred and amortized to expense in proportion to the premium earned over the policy life.

Commission expense is incurred on most product lines, the majority of which are retrospective commissions paid to agents, distributors and retailers selling our products, including credit insurance policies, warranty service contracts and motor club memberships. When claims increase, in most cases our distribution partners bear the risk through a reduction in their retrospective commissions. Commission rates are, in many cases, set by state regulators, such as in credit and collateral protection programs and are also impacted by market conditions and the retention levels of our distribution partners.

Operating and Other Expenses

Operating and other expenses represent the general and administrative expenses of our insurance operations including employee compensation and benefits and other expenses, including, technology costs, office rent, and professional services fees, such as legal, accounting and actuarial services.

Interest Expense

Interest expense consists primarily of interest expense on our corporate revolving debt, our Notes, our preferred trust securities due June 15, 2037 (“Preferred Trust Securities”) and asset-based debt for our premium finance and warranty service contract financing, which is non-recourse to Fortegra.

Depreciation and Amortization

Depreciation expense is primarily associated with furniture, fixtures and equipment. Amortization expense is primarily associated with purchase accounting amortization including values associated with acquired customer relationships, trade names and internally developed software and technology.

Expenses – 2020 compared to 2019

For the year ended December 31, 2020, net losses and loss adjustment expenses were $178.2 million, member benefit claims were $58.7 million and commission expense was $280.2 million, as compared to $151.0 million, $19.7 million and $303.1 million, respectively, for the year ended December 31, 2019. The increases in net losses and loss adjustment expenses of $27.2 million, or 18.0%, and member benefit claims of $39.0 million, or 198.1%, were driven by growth in our U.S. Insurance business and the acquisition of Smart AutoCare. Commission expense declined by $22.8 million, or 7.5%, driven by a decline in retrospective commission payments, largely offsetting the increase in net losses and loss adjustment expense.

For the year ended December 31, 2020, employee compensation and benefits were $65.1 million and other expenses were $55.6 million, as compared to $49.8 million and $50.7 million, respectively, for the year ended December 31, 2019. Employee compensation and benefits increased by $15.3 million, or 30.7% driven by the acquisition of Smart AutoCare and investments in human capital associated with our growth objectives in admitted, E&S and warranty programs. Other expenses increased by $4.9 million, or 9.7%, driven by increases in acquisition related expenses, and premium taxes, which grew in line with premiums. Included in other expenses were $3.4 million and $2.0 million for the years ended December 31, 2020 and 2019, respectively, related to non-recurring professional fees associated with investment banking and legal expenses for our acquisitions of Smart AutoCare and Sky Auto.

For the year ended December 31, 2020, interest expense was $15.5 million as compared to $14.8 million for the year ended December 31, 2019. The increase in interest expense of $0.7 million, or 4.9%, was driven by higher outstanding asset-based debt for our premium and warranty finance programs, partially offset by decreases in LIBOR over 2020.

For the year ended December 31, 2020, depreciation and amortization expense was $10.8 million, including $9.2 million of intangible amortization related to purchase accounting associated with the acquisitions of both Smart AutoCare and Fortegra, as compared to $9.1 million and $7.5 million of intangible amortization from purchase accounting related to Fortegra, respectively, for 2019.

The following tables present the Insurance segment results for the year ended December 31, 2019 and 2018.

Results of Operations - 2019 Compared to 2018

($ in thousands)	For the Year Ended December 31,
	2019	2018	Change	% Change
Revenues:
Earned premiums, net	$499,108	$427,837	$71,271	16.7%
Service and administrative fees	106,239	102,315	3,924	3.8%
Ceding commissions	9,608	9,651	(43)	(0.4)%
Net investment income	8,667	13,876	(5,209)	(37.5)%
Net realized and unrealized gains (losses)	6,896	(11,664)	18,560	NM%
Other revenue	4,567	2,571	1,996	77.6%
Total revenues	$635,085	$544,586	$90,499	16.6%
Expenses:
Net losses and loss adjustment expenses	151,009	134,852	16,157	12.0%
Member benefit claims	19,672	17,243	2,429	14.1%
Commission expense	303,057	262,460	40,597	15.5%
Employee compensation and benefits	49,789	45,536	4,253	9.3%
Interest expense	14,766	18,202	(3,436)	(18.9)%
Depreciation and amortization	9,105	10,779	(1,674)	(15.5)%
Other expenses	50,657	41,342	9,315	22.5%
Total expenses	$598,055	$530,414	$67,641	12.8%
Income (loss) before taxes (1)	$37,030	$14,172	$22,858	161.3%

Key Performance Metrics:
Gross written premiums and premium equivalents	$1,297,042	$1,096,464	$200,578	18.3%
Return on average equity	10.7%	4.0%
Underwriting ratio	76.5%	76.4%
Combined ratio	92.4%	92.2%

Non-GAAP Financial Measures (2):
Adjusted net income	$32,806	$31,271	$1,535	4.9%
Adjusted return on average equity	12.3%	12.3%
(1)    Net income was $27,160 and $9,600 for the year ended December 31, 2019 and 2018, respectively.
(2)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Revenues

For the year ended December 31, 2019, total revenues increased 16.6%, to $635.1 million, as compared to $544.6 million for the year ended December 31, 2018. Earned premiums, net, increased $71.3 million, or 16.7%, driven by growth in commercial, warranty and collateral protection programs. Service and administration fees increased by 3.8% driven by growth in warranty programs.

For the year ended December 31, 2019, 19.4% of our revenues were derived from fees that are not solely dependent upon the underwriting performance of our insurance products, resulting in more diversified and consistent earnings. For the year ended December 31, 2019, 77.7% of our fee-based revenues were generated in non-regulated service companies, with the remainder in our regulated insurance companies.

Revenues attributable to investing activities consisted of $8.7 million of investment income and $6.9 million of net realized and unrealized gains for the year ended December 31, 2019, as compared to $13.9 million of investment income and $11.7 million of net realized and unrealized losses, respectively, for the year ended December 31, 2018. The decrease in investment income of $5.2 million, or 37.5%, was driven by lower interest rates and higher than average cash balances, partially offset by higher average balance of investments during the year ended December 31, 2019. The improvement in net realized and unrealized gains and losses period over period was driven by current period gains on equity securities as compared to losses in 2018.

Expenses

For the year ended December 31, 2019, net losses and loss adjustment expenses and member benefit claims, totaled $170.7 million, as compared to $152.1 million for the year ended December 31, 2018. The increase was driven by growth in our U.S. Insurance block of business including increases in commercial, collateral protection and warranty programs. Commission expense grew by $40.6 million, or 15.5%, driven by the same growth factors that impacted net losses and loss adjustment expense and member benefit claims.

For the year ended December 31, 2019, employee compensation and benefits were $49.8 million and other expenses were $50.7 million, as compared to $45.5 million and $41.3 million, respectively, for the year ended December 31, 2018. Employee compensation and benefits increased by $4.3 million, or 9.3% driven by investments in human capital associated with our growth objectives in commercial and warranty programs. Other expenses increased by $9.3 million, or 22.5%, driven by increases in premium taxes, which grew in line with premiums.

For the year ended December 31, 2019, interest expense was $14.8 million, as compared to $18.2 million for the year ended December 31, 2018. The decrease in interest expense was driven primarily by decreases in LIBOR over 2019.

For the year ended December 31, 2019, depreciation and amortization expense was $9.1 million, including $7.5 million of intangible amortization related to purchase accounting associated with the acquisition of Fortegra, as compared to $10.8 million and $9.1 million of intangible amortization, respectively, for 2018.

Key Performance Metrics

We discuss certain key performance metrics, described below, which provide useful information about our business and the operational factors underlying our financial performance.

Gross Written Premiums and Premium Equivalents

Gross written premiums and premium equivalents represent total gross written premiums from insurance policies and warranty service contracts issued, as well as premium finance volumes during a reporting period. They represent the volume of insurance policies written or assumed and warranty service contracts issued during a specific period of time without reduction for policy acquisition costs, reinsurance costs or other deductions. Gross written premiums is a volume measure commonly used in the insurance industry to compare sales performance by period. Premium equivalents are used to compare sales performance of warranty service and administrative contract volumes to gross written premiums. Investors also use these measures to compare sales growth among comparable companies, while management uses these measures to evaluate the relative performance of various sales channels.

The below table shows gross written premiums and premium equivalents by business mix for the years ended December 31, 2020, 2019 and 2018.

	Year Ended December 31,
($ in thousands)	Gross Written Premiums and Premium Equivalents
	2020	2019	2018
U.S. Insurance	$1,063,743	$965,544	$886,793
U.S. Warranty Solutions	549,983	297,289	208,854
Europe Warranty Solutions	53,216	34,209	817
Total	$1,666,942	$1,297,042	$1,096,464
Total gross written premiums and premium equivalents for the year ended December 31, 2020 were $1.7 billion as compared to $1.3 billion in 2019. For the year ended December 31, 2020, U.S. Insurance increased by $98.2 million, or 10.2%, driven by growth in commercial, warranty insurance and niche personal lines, which were partially offset by increased cancellations from the impact of increased stimulus related to COVID-19 in credit insurance and collateral protection programs. Our E&S insurance subsidiary, Fortegra Specialty Insurance Company, was formed October 1, 2020, and we believe our E&S lines will drive significant growth. For the year ended December 31, 2020, U.S. Warranty Solutions increased by $252.7 million, or 85.0%, driven primarily by the acquisition of Smart AutoCare and growth in premium and warranty finance volumes. Europe Warranty Solutions increased by $19.0 million, or 55.6% driven by growth in auto and consumer goods warranty programs.

Fortegra has continued to expand product lines to increase gross written premiums and premium equivalents, including the acquisitions of Smart AutoCare (January 2020) and Sky Auto (December 2020). We believe the continued growth in warranty and admitted and E&S commercial programs, in addition to the acquisition of Smart AutoCare and Sky Auto, will result in increased gross written premiums and premium equivalents, and therefore growth in unearned premiums and deferred revenues on the balance sheet.

The growth in gross written premiums and premium equivalents, combined with higher retention in select products, has resulted in an increase of $410.4 million, or 48.3%, in unearned premiums and deferred revenue on the balance sheet. As of December 31, 2020, unearned premiums and deferred revenues were $1,259.7 million, as compared to $849.3 million as of December 31, 2019.

Total gross written premiums and premium equivalents for the year ended December 31, 2019 were $1.3 billion as compared to $1.1 billion in 2018. U.S. Insurance programs increased by $78.7 million for the year ended December 31, 2019, or 8.9%, driven by growth in commercial, warranty insurance and collateral protection lines. U.S. Warranty Solutions increased by $88.4 million for the year ended December 31, 2019, or 42.3%, driven primarily by growth in auto warranty and premium and warranty finance volumes. Europe Warranty Solutions increased by $33.4 million, as we expanded into Europe in 2019.

The growth in gross written premiums and premium equivalents, combined with higher retention in select products, has resulted in an increase of $175.7 million, or 26.1%, in unearned premiums and deferred revenue on the balance sheet. As of December 31, 2019, unearned premiums and deferred revenues were $849.3 million, as compared to $673.6 million as of December 31, 2018.

Combined Ratio, Underwriting Ratio and Expense Ratio

Combined ratio is an operating measure, which equals the sum of the underwriting ratio and the expense ratio. Underwriting ratio is the ratio of the GAAP line items net losses and loss adjustment expenses, member benefit claims and commission expense to earned premiums, net, service and administrative fees and ceding commissions and other revenue. Expense ratio is the ratio of the GAAP line items employee compensation and benefits and other underwriting, general and administrative expenses to earned premiums, net, service and administrative fees and ceding commissions and other revenue.

A combined ratio under 100% generally indicates an underwriting profit. A combined ratio over 100% generally indicates an underwriting loss. These ratios are commonly used in the insurance industry as a measure of underwriting profitability, excluding earnings on the insurance portfolio. Investors commonly use these measures to compare underwriting performance among companies separate from the performance of the investment portfolio. Management uses these measures to compare the profitability of various products we underwrite as well as profitability among programs of our various agents and sales channels.

Our focus on underwriting expertise, A.I. driven lead generation, and technology-enhanced administration improves productivity, lowers administrative costs and results in agent relationships sustained over the long term.

The combined ratio was 91.5% for the year ended December 31, 2020, which consisted of an underwriting ratio of 74.6% and an expense ratio of 16.9%, as compared to 92.4%, 76.5% and 15.9%, respectively, for the year ended December 31, 2019. The improvement in the combined ratio and underwriting ratio year over year is primarily due to the shift in business mix as the result of the growth in commercial and warranty programs, while the increase in the expense ratio is primarily driven by the impact of purchase accounting on the recognition of revenues and expenses associated with our acquisition of Smart AutoCare. The combined ratio for December 31, 2019 was 92.4% compared to 92.2% for 2018, reflecting the consistency of our underwriting profitability from period to period.

Return on Average Equity

Return on average equity is expressed as the ratio of net income to average stockholders’ equity during the period. Management uses this ratio as a measure of the on-going performance of the totality of the Company’s operations.

Return on average equity was 8.1% for the year ended December 31, 2020, as compared to 10.7%, for the year ended December 31, 2019, with the decline driven by realized and unrealized losses in the 2020 period, as compared to realized and unrealized gains in the 2019 period, partially offset by improvement in revenues associated with underwriting activities.

Return on average equity was 10.7% for the year ended December 31, 2019, as compared to 4.0%, for the year ended December 31, 2018, with the improvement driven by realized and unrealized gains in the 2019 period, as compared to realized and unrealized losses in the 2018 period, combined with overall improvement in underwriting operations.

Non-GAAP Financial Measures

Underwriting and Fee Revenues and Underwriting and Fee Margin - Non-GAAP(1)

In order to better explain to investors the underwriting performance of the Company’s programs and the respective retentions between the Company and its agents and reinsurance partners, we use the non-GAAP metrics – underwriting and fee revenues and underwriting and fee margin. We generally manage our exposure to the risks we underwrite using both reinsurance (e.g., quota share and excess of loss) and retrospective commission agreements with our agents (e.g., commissions paid are adjusted based on the actual underlying losses incurred), which mitigate our risk. Period-over-period comparisons of revenues and expenses are often impacted by the agents and their PORC’s choice as to their risk retention appetite, specifically earned premiums, net, service and administration fees, ceding commissions, and other revenue, all components of revenue, and losses and loss adjustment expenses, member benefit claims, and commissions paid to our agents and reinsurers. Generally, when losses are incurred, the risk which is retained by our agents and reinsurers is reflected in a reduction in commissions paid.

Underwriting and fee revenues represents total revenues excluding net investment income, net realized and unrealized gains (losses). See “—Non-GAAP Reconciliations” for a reconciliation of underwriting and fee revenues to total revenues in accordance with GAAP.

Underwriting and fee margin represents income before taxes excluding net investment income, net realized and unrealized gains (losses), employee compensation and benefits, other expenses, interest expense and depreciation and amortization. We deliver our products and services on a vertically integrated basis to our agents. As such, underwriting and fee margin exclude general and administrative expenses, interest income, depreciation and amortization and other corporate expenses, including income taxes, as these corporate expenses support our vertically integrated delivery model and are not specifically supporting any individual business line. See “—Non-GAAP Reconciliations” for a reconciliation of underwriting and fee margin to total revenues in accordance with GAAP.

The below table shows underwriting and fee revenues and underwriting and fee margin by business mix for the years ended December 31, 2020, 2019 and 2018.

	Year Ended December 31,
($ in thousands)	Underwriting and Fee Revenues (1)			Underwriting and Fee Margin (1)
	2020	2019	2018	2020	2019	2018
U.S. Insurance	$499,712	$519,086	$448,453	$98,842	$99,025	$79,898
U.S. Warranty Solutions	170,726	93,598	93,672	69,642	43,945	47,684
Europe Warranty Solutions	22,651	6,834	233	7,497	2,808	219
Total	$693,089	$619,518	$542,358	$175,981	$145,778	$127,801
(1)    For further information relating to the Company’s underwriting and fee revenues and underwriting and fee margin, including a reconciliation to GAAP financials, see “—Non-GAAP Reconciliations.”

Underwriting and fee revenues were $693.1 million for the year ended December 31, 2020, as compared to $619.5 million, for the year ended December 31, 2019. Of the total underwriting and fee revenues for the year ended December 31, 2020, the drivers by business mix were U.S. Insurance $499.7 million, U.S. Warranty Solutions $170.7 million and Europe Warranty Solutions $22.7 million, as compared to $519.1 million, $93.6 million and $6.8 million, respectively, for the year ended December 31, 2019. Total underwriting and fee revenues were up $73.6 million, or 11.9% driven by growth in U.S. and Europe Warranty Solutions, partially offset by a decline in U.S. Insurance. The decrease in U.S. Insurance was $19.4 million, or 3.7%, driven by increased ceded premiums and increased cancellations from the impacts of increased stimulus related to COVID-19 in our credit insurance and collateral protection programs. This was partially offset by growth in commercial, warranty insurance and niche personal lines programs. The increase in U.S. Warranty Solutions was $77.1 million, or 82.4%, driven by the acquisition of Smart AutoCare and growth in auto, consumer goods, and premium and warranty finance programs. Europe Warranty Solutions increased by $15.8 million, or 231.4%, driven by growth in auto and consumer goods warranty programs.

Underwriting and fee margin was $176.0 million for the year ended December 31, 2020 as compared to $145.8 million for the year ended December 31, 2019. Total underwriting and fee margin was up $30.2 million, or 20.7%, driven by growth in U.S. and Europe Warranty Solutions. U.S. Insurance was flat to prior year as the growth in commercial, warranty insurance, and niche personal lines offset the impacts of COVID-19 on our credit insurance and collateral protection lines. U.S. Warranty Solutions increased by $25.7 million, or 58.5%, driven by the acquisition of Smart AutoCare and growth in auto, consumer goods, and premium and warranty finance programs. Europe Warranty Solutions increased by $4.7 million, or 167.0%, driven by growth in auto and consumer goods warranty programs in those markets.

Underwriting and fee revenues were $619.5 million for the year ended December 31, 2019, as compared to $542.4 million for the year ended December 31, 2018. Total underwriting and fee revenues were up $77.1 million, or 14.2% driven by growth in U.S. Insurance and Europe Warranty Solutions.

Underwriting and fee margin was $145.8 million for the year ended December 31, 2019 as compared to $127.8 million for the year ended December 31, 2018. Total underwriting and fee margin was up $17.9 million, or 14.0%, in 2019 as compared to 2018, driven by growth in U.S. Insurance and Europe Warranty Solutions.

Adjusted Net Income and Adjusted Return on Average Equity

Adjusted net income represents income before taxes, less provision (benefit) for income taxes, and excluding the after-tax impact of various expenses that we consider to be unique and non-recurring in nature, including merger and acquisition related expenses, stock-based compensation, net realized and unrealized gains (losses), and intangibles amortization associated with purchase accounting.

Adjusted return on average equity represents adjusted net income expressed on an annualized basis as a percentage of average beginning and ending stockholders’ equity during the period.

Management uses both these measures for executive compensation and as a measure of the on-going performance of our operations. See “—Non-GAAP Reconciliations” for a reconciliation of adjusted net income and adjusted return on average equity to income before taxes and adjusted return on average equity.

For the year ended December 31, 2020, adjusted net income and adjusted return on average equity were $43.4 million and 15.2%, respectively, as compared to $32.8 million and 12.3%, respectively, for the year ended December 31, 2019. The improvement in both of these metrics was driven by the growth in commercial, warranty and niche personal lines.

For the year ended December 31, 2019, adjusted net income and adjusted return on average equity were $32.8 million and 12.3%, respectively, as compared to $31.3 million and 12.3%, respectively, for the year ended December 31, 2018. The stability in both of these metrics demonstrates our ability to continue to underwrite our programs profitably. See “—Non-GAAP Reconciliations” for a reconciliation of adjusted net income and adjusted return on average equity to income before taxes and adjusted return on average equity.

Net Investment Income and Net Realized and Unrealized Gains (Losses) on Investments

Our insurance investment portfolio includes investments held in statutory insurance companies and in unregulated entities. The portfolios held in statutory insurance companies are subject to different regulatory considerations, including with respect to types of assets, concentration limits, affiliate transactions and the use of leverage. Our investment strategy is designed to achieve attractive risk-adjusted returns across select asset classes, sectors and geographies while maintaining adequate liquidity to meet our claims payment obligations. As such, volatility from realized and unrealized gains and losses may impact period-over-period performance. Unrealized gains and losses on equity securities and loans held at fair value impact current period net income, while unrealized gains and losses on Available for Sale (“AFS”) securities impact AOCI.

Our net investment income includes interest and dividends, net of investment expenses, on our invested assets. We report net realized and unrealized gains and losses on our investments separately from our net investment income.

For the year ended December 31, 2020, net investment income was $9.9 million driven by interest income on fixed income securities and dividends on equity securities. Net realized and unrealized losses were $11.9 million, a decline of $18.8 million, driven by realized and unrealized losses on equity securities in the 2020 period (primarily Invesque), as compared to gains on equity securities and other investments in the 2019 period.

For the year ended December 31, 2019, net investment income was $8.7 million driven by interest income on fixed income securities and dividends on equity securities. Net realized and unrealized gains were $6.9 million, an increase of $18.6 million, driven by realized and unrealized gains on equity securities and other investments carried at fair value in the 2019 period, as compared to losses on equity securities and other investments in the 2018 period.

Tiptree Capital

Tiptree Capital consists of our Mortgage segment, which includes the operating results of Reliance, our mortgage business, and Tiptree Capital - Other, which consists of our other non-insurance operating businesses and investments. As of December 31, 2020, Tiptree Capital - Other includes our Invesque shares, maritime transportation operations, and the mortgage operations of Luxury, which is held for sale.

Mortgage

Through our Mortgage operating subsidiary, Reliance, we originate, sell, securitize and service one-to-four-family, residential mortgage loans, comprised of conforming mortgage loans, Federal Housing Administration (“FHA”), Veterans Administration (“VA”), United States Department of Agriculture (“USDA”), and to a lesser extent, non-agency jumbo prime.

We are an approved seller/servicer for Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”). The Company is also an approved issuer and servicer for Government National Mortgage Association (“GNMA” or “Ginnie Mae”). The Company originates residential mortgage loans through its retail distribution channel (directly to consumers), with branches in 37 states as of the year ended December 31, 2020.

The following tables present the Mortgage segment results for the year ended December 31, 2020, 2019 and 2018.

Results of Operations

($ in thousands)	For the Year Ended December 31,
	2020	2019	2018
Revenues:
Net realized and unrealized gains (losses)	$96,590	$53,815	$42,397
Other revenue	15,575	12,306	9,227
Total revenues	$112,165	$66,121	$51,624
Expenses:
Employee compensation and benefits	58,226	42,411	34,765
Interest expense	1,188	1,790	1,260
Depreciation and amortization	956	809	544
Other expenses	20,693	18,152	14,720
Total expenses	$81,063	$63,162	$51,289
Income (loss) before taxes	$31,102	$2,959	$335

Key Performance Metrics:
Return on average equity	50.9%	7.1%	1.4%

Non-GAAP Financial Measures (1):
Adjusted net income	$28,578	$3,929	$(53)
Adjusted return on average equity	60.5%	12.0%	(0.2)%
(1)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Revenues

Net Realized and Unrealized Gains (Losses)

Net realized and unrealized gains (losses) include gains on sale of mortgage loans and the fair value adjustment in mortgage servicing rights. Gains on the sale of mortgage loans represent the difference between the selling price and carrying value of loans sold and are recognized upon settlement. Such gains also include the changes in fair value of loans held for sale and loan-related hedges and derivatives. We transfer the risk of loss or default to the loan purchaser, however, in some cases we are required to indemnify purchasers for losses related to non-compliance with borrowers’ creditworthiness and collateral requirements. Because of this, we recognize gains on sale net of required indemnification and premium recapture reserves. The fair value adjustment on mortgage servicing rights represents fair value adjustments considering estimated prepayments and other factors associated with changes in interest rates, plus actual run-off in the servicing portfolio. We report these adjustments separate from servicing income and servicing expense.

Other Revenue

Other revenue includes loan origination fees, interest income, and mortgage servicing income. Loan origination fees are earned as mortgage loans are funded. Servicing fees are earned over the life of the loan. Interest income includes interest earned on loans held for sale and interest income on bank balances and short-term investments.

Revenues – 2020 as compared to 2019 and 2019 as compared to 2018

For the year ended December 31, 2020, we funded $1,658.1 million of loans, compared to $1,142.6 million for 2019, an increase of $515.5 million, or 45.1%. The increase in origination volumes is primarily attributed to the lower interest rate environment and rising home prices in 2020 compared to 2019. Gain on sale margins also increased to 6.32% for the year ended December 31, 2020, up 165 basis points from 4.67% for the year ended December 31, 2019.

For the year ended December 31, 2019, we funded $1,142.6 million of loans, compared to $918.0 million for 2018, an increase of $224.6 million or 24.5%. The increase in volumes was partly offset by gain on sale margins, which decreased to 4.67% for the year ended December 31, 2019 from 4.86% for the year ended December 31, 2018.

Net realized and unrealized gains (losses) for the year ended December 31, 2020 were $96.6 million, compared to $53.8 million for 2019, an increase of $42.8 million or 79.5%. The primary drivers of increased gains on sale were increases in origination volumes and gains on sale margins, partially offset by negative fair value adjustments in our mortgage servicing rights of $4.0 million as interest rates declined.

Net realized and unrealized gains (losses) for the year ended December 31, 2019 were $53.8 million, compared to $42.4 million for 2018, an increase of $11.4 million or 26.9%. The increase was driven primarily by increased mortgage origination volumes, partially offset by negative fair value adjustments in our mortgage servicing rights of $2.1 million.

Other revenue for the year ended December 31, 2020 was $15.6 million, compared to $12.3 million for 2019, an increase of $3.3 million or 26.8% driven by increased loan origination volumes and servicing fees. Other revenue for the year ended December 31, 2019 was $12.3 million, compared to $9.2 million for 2018. The increase of $3.1 million or 33.7% was also due to by increased loan origination volumes and servicing fees.

Expenses

Employee Compensation and Benefits

Employee compensation and benefits includes salaries, commissions, benefits, bonuses, other incentive compensation and related taxes for employees. Commissions expense for sales staff generally varies with loan origination volumes.

Interest Expense

Interest expense represents borrowing costs under our warehouse and other credit facilities used primarily to fund loan originations. Amortization of deferred financing costs, including commitment fees, is included in interest expense.

Depreciation and Amortization

Depreciation expense is mainly associated with furniture, fixtures and equipment while amortization expense is primarily associated with a trade name and internally developed software.

Other Expenses

Other expenses include loan origination expenses, namely, leads, appraisals, credit reporting and licensing fees, general and administrative expenses, including office rent, insurance, legal, consulting and payroll processing expenses, and servicing expense.

Expenses – 2020 as compared to 2019 and 2019 as compared to 2018

For the year ended December 31, 2020, employee compensation and benefits was $58.2 million, compared to $42.4 million in 2019, an increase of $15.8 million or 37.3%. This increase was driven primarily by increased commissions on higher origination volumes, in addition to increased incentive compensation. Employee compensation and benefits was $42.4 million for the year ended December 31, 2019 compared to $34.8 million in 2018, an increase of $7.6 million or 21.8%. Higher origination volumes contributed to higher commissions and incentive compensation expense in 2019.

For the year ended December 31, 2020, interest expense was $1.2 million compared to $1.8 million in 2019, a decrease of $0.6 million or 33.3%. This is due to the reduced interest rate environment decreasing our cost of funds, partially offset by higher loan volumes. For the year ended December 31, 2019, interest expense was $1.8 million compared to $1.3 million in 2018, an increase of $0.5 million. The increase in interest expense was due to a higher debt balance associated with funding growth in loan originations.

For the year ended December 31, 2020, depreciation and amortization expense was $1.0 million compared to $0.8 million for 2019, up $0.2 million, due to purchases of fixed assets. For the year ended December 31, 2019, depreciation and amortization expense was $0.8 million compared to $0.5 million for 2018, up $0.3 million due to purchases of fixed assets and the deployment of a new company-wide phone system.

For the year ended December 31, 2020, other expenses were $20.7 million compared to $18.2 million in 2019. The $2.5 million increase was driven by increased loan origination expenses, including marketing costs and rent. Other expenses for the year ended December 31, 2019 were $18.2 million compared to $14.7 million in 2018 with the increase driven by higher loan origination expenses, including marketing costs, increased rent and office expenses.

Income (loss) before taxes

Income before taxes for the year ended December 31, 2020 was $31.1 million, compared to $3.0 million in 2019. The primary driver of the increase was the increase in revenue noted above, partially offset by higher compensation and other costs associated with the improved financial performance

Income before taxes for the year ended December 31, 2019 was $3.0 million, compared to $0.3 million in 2018. The primary driver of the increase was the increase in revenue noted above, offset by higher compensation and other costs associated with higher mortgage originations.

Tiptree Capital - Other

The following tables present a summary of Tiptree Capital - Other results for the year ended December 31, 2020, 2019 and 2018.

Results of Operations

	Year Ended December 31,
($ in thousands)	Total revenue			Income (loss) before taxes
	2020	2019	2018	2020	2019	2018
Senior living (Invesque)	$(65,123)	$9,140	$(7,910)	$(65,123)	$9,140	$(7,910)
Maritime transportation	22,697	16,591	3,811	1,493	1,610	(2,888)
Other (1)	49,501	45,791	33,715	2,388	12,641	6,739
Total	$7,075	$71,522	$29,616	$(61,242)	$23,391	$(4,059)
(1)    Includes our held for sale mortgage originator (Luxury), asset management, and certain intercompany elimination transactions.

Revenues

Tiptree Capital - Other earns revenues from the following sources: net interest income; revenues on our held for sale mortgage originator; asset management fees from CLOs under management (prior to the sale of our Telos asset management business which occurred on April 26, 2019); distributions and realized and unrealized gains on the Company’s investment holdings (primarily Invesque); and charter revenue from vessels within our maritime transportation operations.

Revenues for the year ended December 31, 2020 were $7.1 million, compared to $71.5 million for 2019. The primary driver of revenues for the year ended December 31, 2020 were unrealized losses of $67.7 million on Invesque and the suspension of its monthly dividend payment, offset by a full year of tanker operations in our maritime transportation business and growth in mortgage gain on sale revenues in our held for sale mortgage originator.

Revenues for the year ended December 31, 2019 were $71.5 million, an increase of $41.9 million, primarily driven by a full year of dry-bulk shipping operations and an overall increase in charter rates in our maritime transportation business, lower unrealized losses on our investment in Invesque, and the gain on sale of our CLO business. For the year ended December 31, 2019, we received $10.1 million of dividends from Invesque and incurred $1.0 million of unrealized losses compared to $9.2 million of dividends and $17.1 million of unrealized losses in the 2018 period.

Income (loss) before taxes

The loss before taxes from Tiptree Capital - Other for the year ended December 31, 2020 was $61.2 million, compared to income of $23.4 million in 2019. The primary drivers of the decrease were unrealized losses and discontinued dividend income on our investment in Invesque. Non-recurrence of the gain on sale of the management contracts and related assets for the CLOs managed in our asset management business in the 2019 period also drove the 2020 decline in income before taxes.

Income (loss) before taxes from continuing operations for the year ended December 31, 2019 was $23.4 million, compared to a loss of $4.1 million in the 2018 period. The primary driver of improvement in income (loss) before taxes was the gain on sale of the management contracts and related assets for the CLOs managed in our asset management business and lower unrealized losses on Invesque. Income (loss) before taxes from our maritime transportation operations improved by $3.9 million primarily driven by a full year of dry-bulk operations, an overall increase in charter rates, and non-recurring start-up expenses impacting the 2018 period.

Results from Discontinued Operations

Discontinued operations include the results from Care, previously reported in the Senior Living segment. In the year ended
December 31, 2018, income (loss) before taxes was $57.5 million, which included a $56.9 million gain on sale of Care.

Adjusted net income - Non-GAAP(1)

($ in thousands)	Year Ended December 31,
	2020	2019	2018
Senior living (Invesque) (1)	$2,001	$8,004	$7,129
Maritime transportation	2,291	1,695	(1,519)
Other	205	4,384	6,458
Total	$4,497	$14,083	$12,068
(1)    See “—Non-GAAP Reconciliations” for a discussion of non-GAAP financial measures.

Adjusted net income decreased to $4.5 million for the year ended December 31, 2020 compared to $14.1 million in 2019. The key driver of the decrease was the dividend income on our investment in Invesque was discontinued in April 2020. Adjusted net income increased to $14.1 million for the year ended December 31, 2019 compared to $12.1 million in 2018. The key driver of the adjusted net income increases was a full year of operations in our maritime transportation business, partially offset by the management fees due to the sale of our CLO business. See “— Non-GAAP Reconciliations” for a reconciliation to GAAP net income.

Corporate
The following tables present a summary of corporate results for the year ended December 31, 2020, 2019 and 2018.

Results of Operations

($ in thousands)	For the Year Ended December 31,
	2020	2019	2018
Employee compensation and benefits	$7,718	$6,542	$7,248
Employee incentive compensation expense	7,477	9,323	7,471
Interest expense	10,016	6,292	5,011
Depreciation and amortization	807	652	248
Other expenses	9,642	11,432	10,266
Total expenses	$35,660	$34,241	$30,244
Corporate expenses include expenses of the holding company for interest expense, employee compensation and benefits, and public company and other expenses. Corporate employee compensation and benefits includes the expense of management, legal and accounting staff. Other expenses primarily consisted of audit and professional fees, insurance, office rent and other related expenses.

Employee compensation and benefits, including incentive compensation expense, was $15.2 million for the year ended December 31, 2020 compared to $15.9 million for 2019, driven primarily by a reduction in employee incentive compensation. Interest expense for the year ended December 31, 2020 was $10.0 million, up from $6.3 million in 2019, driven by a higher average outstanding balance during the 2020 periods associated with our acquisition of Smart AutoCare in January 2020. As of December 31, 2020, the outstanding borrowing was $120.3 million, compared to $68.2 million at December 31, 2019.

Employee compensation and benefits, including incentive compensation expense, increased $1.2 million for the year ended December 31, 2019 compared to 2018, driven primarily by employee incentive compensation. Interest expense for the year ended December 31, 2019 was $6.3 million, an increase of $1.3 million, driven by higher LIBOR rates during 2019. As of December 31, 2019, the outstanding borrowing was $68.2 million, compared to $72.1 million at December 31, 2018.

Provision for Income Taxes

Provision for income taxes - Total Operations

The total benefit for income taxes of $13.6 million for the year ended December 31, 2020, total provision for income taxes of $9.0 million for the year ended December 31, 2019 and total provision for income taxes of $7.8 million for the year ended December 31, 2018 are reflected as components of net income (loss).

For the year ended December 31, 2020, the Company’s effective tax rate was equal to 35.1%. The effective rate for the year ended December 31, 2020 was higher than the U.S. federal statutory income tax rate of 21.0%, primarily from the impact of expected refunds arising from the CARES Act. For the year ended December 31, 2019, the Company’s effective tax rate was equal to 31.0%. The effective rate for the year ended December 31, 2019 was higher than the U.S. federal statutory income tax rate of 21%, primarily from the impact of the non-recurring return-to-provision, as well as ongoing state and foreign taxes. For the year ended December 31, 2018, the Company’s effective tax rate was equal to 20.6%. The effective rate for the year ended December 31, 2018 was lower than the statutory rate of 21.0% primarily due to the dividends received deduction and other discrete items.

On March 27, 2020, the CARES Act was enacted, implementing numerous changes to tax law including temporary changes regarding the prior and future utilization of net operating losses. During the year ended December 31, 2020, the Company recorded a $7.3 million benefit for income taxes related to the ability to carry back net operating losses to prior periods under the CARES Act, resulting in a decrease of our deferred tax asset of $16.8 million and increase to our current receivable of $24.1 million. The Company continues to assess the potential tax impacts of this legislation on its financial position and results of operations.

Provision for income taxes - Continuing Operations

The Company had a benefit for income taxes from continuing operations of $13.6 million for the year ended December 31, 2020, provision for income taxes from continuing operations of $9.0 million for the year ended December 31, 2019, and a benefit for income taxes from continuing operations of $5.9 million for the year ended December 31, 2018.

The effective tax rate on income from continuing operations was equal to 35.1% for the year ended December 31, 2020, 31.0% for the year ended December 31, 2019, and 29.9% for the year ended December 31, 2018. Differences from the U.S. federal statutory income tax rate for the year ended December 31, 2020 are primarily from the impact of expected refunds arising from the CARES Act. Differences from the U.S. federal statutory income tax rate for the year ended December 31, 2019 are due to the impact of the non-recurring return-to-provision, as well as ongoing state and foreign taxes. Differences from the U.S. federal statutory income tax rate for the year ended December 31, 2018 are due to the dividends received deduction and other discrete items.

Balance Sheet Information

Tiptree’s total assets were $2,995.8 million as of December 31, 2020, compared to $2,198.3 million as of December 31, 2019. The $797.5 million increase in assets is primarily attributable to the growth in our Insurance segment, in particular the acquisition of Smart AutoCare.

Total stockholders’ equity was $373.5 million as of December 31, 2020, compared to $411.4 million as of December 31, 2019, primarily driven by the year to date net loss, stock repurchases and dividends. As of December 31, 2020, there were 32,682,462 shares of common stock outstanding, as compared to 34,562,553 as of December 31, 2019.

The following table is a summary of certain balance sheet information:

	As of December 31, 2020
		Tiptree Capital
($ in thousands)	Insurance	Mortgage	Other	Corporate	Total
Total assets	$2,452,798	$217,138	$302,068	$23,756	$2,995,760

Corporate debt	$160,000	$—	$—	$120,313	$280,313
Asset based debt	27,510	55,994	15,800	—	99,304

Tiptree Inc. stockholders’ equity	$288,799	$55,448	$102,048	$(90,151)	$356,144
Non-controlling interests - Other	8,910	5,013	3,471	—	17,394
Total stockholders’ equity	$297,709	$60,461	$105,519	$(90,151)	$373,538

NON-GAAP MEASURES AND RECONCILIATIONS

Non-GAAP Reconciliations

In addition to GAAP results, management uses the non-GAAP financial measures underwriting and fee revenues and underwriting and fee margin in order to better explain to investors the underwriting performance of the Company’s programs and the respective retentions between the Company and its agents and reinsurance partners. We also use the non-GAAP financial measures adjusted net income, adjusted return on average equity and Adjusted EBITDA as measures of operating performance and as part of our resource and capital allocation process, to assess comparative returns on invested capital. Adjusted EBITDA is also used in determining incentive compensation for the Company’s executive officers. Management believes these measures provide supplemental information useful to investors as they are frequently used by the financial community to analyze financial performance and to compare relative performance among comparable companies. Adjusted net income, adjusted return on average equity, Adjusted EBITDA, underwriting and fee revenues and underwriting and fee margin are not measurements of financial performance or liquidity under GAAP and should not be considered as an alternative or substitute for earned premiums, net income or any other measure derived in accordance with GAAP.

Underwriting and Fee Revenues and Underwriting and Fee Margin — Non-GAAP (Insurance only)

The following tables present program specific revenue and expenses by business mix. We generally manage our exposure to the underwriting risk we assume using both reinsurance (e.g., quota share and excess of loss) and retrospective commission agreements with our partners (e.g., commissions paid are adjusted based on the actual underlying losses incurred), which mitigate our risk. Period-over-period comparisons of revenues and expenses are often impacted by the PORCs and distribution partners’ choice as to whether to retain risk, specifically service and administration fees and ceding commissions, both components of revenue, and policy and contract benefits and commissions paid to our partners and reinsurers. Generally, when losses are incurred, the risk which is retained by our partners and reinsurers is reflected in a reduction in commissions paid. In order to better explain to investors the underwriting performance of the Company’s programs and the respective retentions between the Company and its agents and reinsurance partners, we use the non-GAAP metrics underwriting and fee revenues and underwriting and fee margin.

Underwriting and Fee Revenues — Non-GAAP

We define underwriting and fee revenues as total revenues from our Insurance segment excluding net investment income and net realized and unrealized gains (losses). Underwriting and fee revenues represents revenues generated by our underwriting and fee-based operations and allows us to evaluate our underwriting performance without regard to investment income. We use this metric as we believe it gives our management and other users of our financial information useful insight into our underlying business performance. Underwriting and fee revenues should not be viewed as a substitute for total revenues calculated in accordance with GAAP, and other companies may define underwriting and fee revenues differently.

($ in thousands)	For the Year Ended December 31,
	2020	2019	2018
Total revenues	$691,061	$635,085	$544,586
Less: Net investment income	(9,916)	(8,667)	(13,876)
Less: Net realized and unrealized gains (losses)	11,944	(6,896)	11,664
Underwriting and fee revenues	$693,089	$619,522	$542,374

Underwriting and Fee Margin — Non-GAAP

We define underwriting and fee margin as income before taxes from our Insurance segment, excluding net investment income, net realized and unrealized gains (losses), employee compensation and benefits, other expenses, interest expense and depreciation and amortization. Underwriting and fee margin represents the underwriting performance of our underwriting and fee-based programs. As such, underwriting and fee margin excludes general administrative expenses, interest expense, depreciation and amortization and other corporate expenses as those expenses support the vertically integrated business model and not any individual component of our business mix. We use this metric as we believe it gives our management and other users of our financial information useful insight into the specific performance of our underlying underwriting and fee program. Underwriting and fee income should not be viewed as a substitute for income before taxes calculated in accordance with GAAP, and other companies may define underwriting and fee margin differently.

($ in thousands)	For the Year Ended December 31,
	2020	2019	2018
Income (loss) before income taxes	$26,948	$37,030	$14,172
Less: Net investment income	(9,916)	(8,667)	(13,876)
Less: Net realized and unrealized gains (losses)	11,944	(6,896)	11,664
Plus: Depreciation and amortization	10,835	9,105	10,779
Plus: Interest expense	15,487	14,766	18,202
Plus: Employee compensation and benefits	65,089	49,789	45,536
Plus: Other expenses	55,594	50,657	41,342
Underwriting and fee margin	$175,981	$145,784	$127,819

Adjusted Net Income — Non-GAAP

We define adjusted net income as income before taxes, less provision (benefit) for income taxes, and excluding the after-tax impact of various expenses that we consider to be unique and non-recurring in nature, including merger and acquisition related expenses, stock-based compensation, net realized and unrealized gains (losses) and intangibles amortization associated with purchase accounting. We use adjusted net income as an internal operating performance measure in the management of business as part of our capital allocation process. We believe adjusted net income provides useful supplemental information to investors as it is frequently used by the financial community to analyze financial performance between periods and for comparison among companies. Adjusted net income should not be viewed as a substitute for income before taxes calculated in accordance with GAAP, and other companies may define adjusted net income differently.

We present adjustments for amortization associated with acquired intangible assets. The intangible assets were recorded as part of purchase accounting in connection with Tiptree’s acquisition of FFC in 2014, Defend in 2019, and Smart AutoCare and Sky Auto in 2020. The intangible assets acquired contribute to overall revenue generation, and the respective purchase accounting adjustments will continue to occur in future periods until such intangible assets are fully amortized in accordance with the respective amortization periods required by GAAP.

Adjusted Return on Average Equity — Non-GAAP

We define adjusted return on average equity as adjusted net income expressed on an annualized basis as a percentage of average beginning and ending stockholders’ equity during the period. See “—Adjusted Net Income—Non GAAP” above. We use adjusted return on average equity as an internal performance measure in the management of our operations because we believe it gives our management and other users of our financial information useful insight into our results of operations and our underlying business performance. Adjusted return on average equity should not be viewed as a substitute for return on average equity calculated in accordance with GAAP, and other companies may define adjusted return on average equity differently.

	Year Ended December 31, 2020
		Tiptree Capital
($ in thousands)	Insurance	Mortgage	Other	Corporate Expenses	Total
Income (loss) before taxes	$26,948	$31,102	$(61,242)	$(35,660)	$(38,852)
Less: Income tax (benefit) expense	(3,725)	(7,066)	13,624	10,794	13,627
Less: Net realized and unrealized gains (losses)(1)	13,804	4,018	67,668	—	85,490
Plus: Intangibles amortization (2)	9,213	—	—	—	9,213
Plus: Stock-based compensation expense	2,287	2,482	174	3,172	8,115
Plus: Non-recurring expenses	3,418	—	624	758	4,800
Plus: Non-cash fair value adjustments	—	—	(2,141)	—	(2,141)
Less: Tax on adjustments	(8,522)	(1,958)	(14,210)	(4,131)	(28,821)
Adjusted net income	$43,423	$28,578	$4,497	$(25,067)	$51,431

Adjusted net income	$43,423	$28,578	$4,497	$(25,067)	$51,431
Average stockholders’ equity	285,760	47,202	138,606	(79,092)	392,476
Adjusted return on average equity	15.2%	60.5%	3.2%	NM%	13.1%

	Year Ended December 31, 2019
		Tiptree Capital
($ in thousands)	Insurance	Mortgage	Other	Corporate Expenses	Total
Income (loss) before taxes	$37,030	$2,959	$23,391	$(34,241)	$29,139
Less: Income tax (benefit) expense	(8,455)	(640)	(4,457)	4,535	(9,017)
Less: Net realized and unrealized gains (losses)(3)	(6,896)	2,056	(6,148)	—	(10,988)
Plus: Intangibles amortization (2)	7,510	—	—	—	7,510
Plus: Stock-based compensation expense	2,891	170	—	3,299	6,360
Plus: Non-recurring expenses	1,975	—	202	2,079	4,256
Plus: Non-cash fair value adjustments	—	—	(153)	—	(153)
Less: Tax on adjustments	(1,249)	(616)	1,248	1,108	491
Adjusted net income	$32,806	$3,929	$14,083	$(23,220)	$27,598

Adjusted net income	$32,806	$3,929	$14,083	$(23,220)	$27,598
Average stockholders’ equity	266,397	32,785	161,133	(54,978)	405,337
Adjusted return on average equity	12.3%	12.0%	8.7%	NM%	6.8%

	Year Ended December 31, 2018
		Tiptree Capital
($ in thousands)	Insurance	Mortgage	Other	Corporate Expenses	Total
Income (loss) before taxes from continuing operations	$14,172	$335	$(4,059)	$(30,244)	$(19,796)
Income (loss) before taxes from discontinued operations(4)	—	—	57,484	—	57,484
Less: Income tax (benefit) expense	(4,054)	118	(13,241)	9,372	(7,805)
Less: Net realized and unrealized gains (losses)	11,664	(528)	18,771	—	29,907
Plus: Intangibles amortization (2)	9,077	—	—	—	9,077
Plus: Stock-based compensation expense	3,458	152	—	3,049	6,659
Plus: Non-recurring expenses	2,559	—	1,179	(1,380)	2,358
Plus: Non-cash fair value adjustments	—	—	(56,293)	—	(56,293)
Less: Tax on adjustments	(5,605)	(130)	8,227	(1,800)	692
Adjusted net income	$31,271	$(53)	$12,068	$(21,003)	$22,283

Adjusted net income	$31,271	$(53)	$12,068	$(21,003)	$22,283
Average stockholders’ equity	253,244	31,483	114,529	(1,238)	398,018
Adjusted return on average equity	12.3%	(0.2)%	10.5%	NM%	5.6%
___________________________

The footnotes below correspond to the tables above, under “—Adjusted Net Income - Non-GAAP and “—Adjusted Return on Average Equity - Non-GAAP”.

Notes
(1)	For the year ended December 31, 2020, included $1,860 of incentive fees paid with respect to specific unrealized and realized gains that are added-back to Adjusted net income.
(2)	Specifically associated with acquisition purchase accounting. See Note (3) Acquisitions.
(3)	For the year ended December 31, 2019, includes $7,598 gain on sale of our CLO management business.
(4)	Includes discontinued operations related to Care. For more information, see Note (4) Dispositions, Assets and Liabilities Held for Sale and Discontinued Operations.

Adjusted EBITDA - Non-GAAP

The Company defines Adjusted EBITDA as GAAP net income of the Company plus corporate interest expense, plus income taxes, plus depreciation and amortization expense, less the effects of purchase accounting, plus non-cash fair value adjustments, plus significant non-recurring expenses, and plus unrealized gains (losses) on available for sale securities reported in other comprehensive income. Adjusted EBITDA is used to determine incentive compensation for the Company’s executive officers. Adjusted EBITDA is not a measurement of financial performance or liquidity under GAAP and should not be considered as an alternative or substitute for GAAP net income.

($ in thousands)	For the Year Ended December 31,
	2020	2019	2018
Net income (loss) attributable to common stockholders	$(29,158)	$18,361	$23,933
Add: net (loss) income attributable to non-controlling interests	3,933	1,761	5,950
Less: net income from discontinued operations	—	—	43,770
Income (loss) from continuing operations	$(25,225)	$20,122	$(13,887)
Corporate debt related interest expense(1)	23,322	19,754	18,162
Consolidated provision (benefit) for income taxes	(13,627)	9,017	(5,909)
Depreciation and amortization(2)	17,268	13,083	11,614
Non-cash fair value adjustments(3)	(7,122)	(3,156)	(391)
Non-recurring expenses(4)	4,800	4,257	2,358
Unrealized gains (losses) on AFS securities	5,125	5,008	(2,100)
Adjusted EBITDA from continuing operations	$4,541	$68,085	$9,847

Income (loss) from discontinued operations	$—	$—	$43,770
Consolidated provision (benefit) for income taxes	—	—	13,714
Non-cash fair value adjustments (3)	—	—	(40,672)
Adjusted EBITDA from discontinued operations	$—	$—	$16,812
Total Adjusted EBITDA	$4,541	$68,085	$26,659
_______________________________

Notes
(1)
Corporate debt interest expense includes interest expense from secured corporate credit agreements, junior subordinated notes and preferred trust securities. Interest expense associated with asset-specific debt is not added-back for Adjusted EBITDA.

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

($ in thousands, except per share information)	As of December 31,
	2020	2019	2018
Total stockholders’ equity	$373,538	$411,415	$399,259
Less: Non-controlling interests	17,394	13,353	12,158
Total stockholders’ equity, net of non-controlling interests	$356,144	$398,062	$387,101

Total common shares outstanding	32,682	34,563	35,870

Book value per share	$10.90	$11.52	$10.79

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are unrestricted cash, cash equivalents and other liquid investments and distributions from operating subsidiaries, including income from our investment portfolio and sales of assets and investments. We intend to use our cash resources to continue to fund our operations and grow our businesses. We may seek additional sources of cash to fund acquisitions or investments. These additional sources of cash may take the form of debt or equity and may be at the parent, subsidiary or asset level. We are a holding company and our liquidity needs are primarily for interest payments on the Fortress credit facility, compensation, professional fees, office rent and insurance costs. In February 2020, we refinanced our existing facility with Fortress, extending the maturity to February 2025 and increasing the principal amount to $125 million, generating approximately $53 million of cash after repaying the existing facility and expenses. A portion of those funds were invested in Insurance to fund our warranty business, with the remainder used to provide additional liquidity.

Our subsidiaries’ ability to generate sufficient net income and cash flows to make cash distributions will be subject to numerous business and other factors, including restrictions contained in our subsidiaries’ financing agreements, regulatory restrictions, availability of sufficient funds at such subsidiaries, general economic and business conditions, tax considerations, strategic plans, financial results and other factors such as target capital ratios and ratio levels anticipated by rating agencies to maintain or improve current ratings. In April 2020, Invesque suspended its dividend to conserve liquidity until the impact of COVID-19 on occupancy rates and its operations is better known. The suspension has negatively impacted our cash flow. However, we expect our cash and cash equivalents and distributions from operating subsidiaries, our subsidiaries’ access to financing, and sales of investments to be adequate to fund our operations for at least the next 12 months.

As of December 31, 2020, cash and cash equivalents, excluding restricted cash, were $136.9 million, compared to $133.1 million at December 31, 2019, an increase of $3.8 million primarily as a result of increased gross written premiums and premium equivalents, including our acquisition of Smart AutoCare.

Our mortgage business relies on short term uncommitted sources of financing as a part of their normal course of operations. To date, we have been able to obtain and renew uncommitted warehouse credit facilities. If we were not able to obtain financing, then we may need to draw on other sources of liquidity to fund our mortgage business. See Note (11) Debt, net in the notes to consolidated financial statements, for additional information regarding our mortgage warehouse borrowings.

We believe that our cash flow from operations will provide us with sufficient capital to continue to grow our business and fund interest on the outstanding debt, capital expenditures and other general corporate needs over the next several years. As we continue to expand our business, including by any acquisitions we may make, we may, in the future, require additional working capital for increased costs.

For purposes of determining enterprise value and Adjusted EBITDA, we consider corporate credit agreements and preferred trust securities, which we refer to as corporate debt, as corporate financing and associated interest expense is added back. The below table outlines this amount by debt outstanding and interest expense at the insurance company and corporate level.

Corporate Debt

($ in thousands)	Corporate Debt Outstanding as of December 31,			Interest Expense for the year ended December 31,
	2020	2019	2018	2020	2019	2018
Insurance	$160,000	$185,000	$160,000	$13,305	$13,390	$13,149
Corporate	120,313	68,210	72,090	10,017	6,292	5,013
Total	$280,313	$253,210	$232,090	$23,322	$19,682	$18,100

As of December 31, 2020, our $125 million credit facility with Fortress carries a rate of LIBOR (with a minimum LIBOR rate of 1.00%), plus a margin of 6.75% per annum. We are required to make quarterly principal payments of approximately $1.56 million. See Note (11) Debt, net in the notes to consolidated financial statements for details.

On August 4, 2020, Fortegra entered into an Amended and Restated Credit Agreement by and among Fortegra and its wholly-owned subsidiary, LOTS Intermediate Co., as borrowers, the lenders from time to time party thereto, certain of Fortegra’s subsidiaries, as guarantors, and Fifth Third Bank, National Association, as the administrative agent and issuing lender (the “Fortegra Credit Agreement”). The Fortegra Credit Agreement provides for a $200.0 million revolving credit facility, all of which is available for the issuance of letters of credit, with a sub-limit of $17.5 million for swing loans, and matures on August 4, 2023.

Consolidated Comparison of Cash Flows

($ in thousands)	For the Year Ended December 31,
Total cash provided by (used in):	2020	2019	2018
Net cash (used in) provided by:
Operating activities	$140,169	$23,742	$57,724
Investing activities	(123,491)	(8,327)	(109,107)
Financing activities	31,749	36,928	(2,003)
Net increase (decrease) in cash, cash equivalents and restricted cash	$48,427	$52,343	$(53,386)
Operating Activities

Cash provided by operating activities was $140.2 million for the year ended December 31, 2020. In 2020, the primary sources of cash from operating activities included proceeds from mortgage loans outpacing originations and growth in unearned premiums and net deferred revenues, partially offset by increases in notes and accounts receivable and reinsurance receivables from our insurance operations.

Cash provided by operating activities was $23.7 million for the year ended December 31, 2019. In 2019, the primary sources of cash from operating activities included consolidated net income (excluding unrealized gains and losses), increases in unearned premiums, reinsurance payables, and deferred revenues, offset by increases in notes and accounts receivable and reinsurance receivables related to growth in our insurance operations.

Cash provided by operating activities was $57.7 million for the year ended December 31, 2018. In 2018, the primary sources of cash from operating activities included consolidated net income (excluding unrealized gains and losses), increases in unearned premiums, reinsurance payables, deferred revenues and policy liabilities and unpaid claims in our insurance segment and proceeds from mortgage loans outpacing originations, offset by increases in reinsurance receivables, deferred acquisition costs and notes and account receivable in our insurance segment.

Investing Activities

Cash used in investing activities was $123.5 million for the year ended December 31, 2020. In 2020, the primary use of cash from investing activities was the purchase of investments outpacing proceeds from the sales of investments in our insurance investment portfolio, and the issuance of notes receivable outpacing proceeds.

Cash used in investing activities was $8.3 million for the year ended December 31, 2019. In 2019, the primary use of cash from investing activities was the issuance of notes receivables outpacing proceeds. This was offset by proceeds associated with a contingent earn-out from our sale of Care, proceeds from the sale of our Telos business, and sales and maturities of investments in excess of purchases in our insurance investment portfolio.

Cash used in investing activities was $109.1 million for the year ended December 31, 2018. In 2018, the primary uses of cash were purchases of investments exceeding proceeds from sales and maturities of investments in our insurance investment portfolio, and investments in vessels within our maritime transportation, offset by proceeds from the sale of Care and proceeds from the prepayment of a seller note in connection with the sale of our commercial lending business.

Financing Activities

Cash provided by financing activities was $31.7 million for the year ended December 31, 2020. In 2020, proceeds from borrowings outpaced principal repayments, which was partially offset by the repurchase of $13.9 million of the Company’s common stock and the payment of $5.6 million in dividends.

Cash provided by financing activities was $36.9 million for the year ended December 31, 2019. In 2019, our new borrowings from various debt arrangements exceeded our principal repayments primarily due to increased borrowings on our mortgage warehouse facilities due to increased volume in our mortgage business, increased borrowing on our secured corporate credit agreement in our insurance business to support growth, and a vessel backed term loan, offset by the repayment of asset based borrowings in our credit loan fund, held within our insurance investment portfolio. Net cash provided by increased borrowings under our debt facilities was offset by the repurchase of $9.1 million of the Company’s common stock and the payment of $5.5 million in dividends.

Cash used in financing activities was $2.0 million for the year ended December 31, 2018. In 2018, the uses of cash from financing activities were the repurchase of $14.1 million of the Company’s common stock and the payment of $4.8 million in dividends, offset by net new borrowings under our debt facilities, including borrowings from our secured corporate credit agreement and net new borrowings on residential mortgage warehouse borrowings, partially offset by principal repayments on asset based revolving financing in our insurance portfolio.

Contractual Obligations

The table below summarizes consolidated contractual obligations by period for payments that are due as of December 31, 2020:

($ in thousands)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Corporate debt, including interest (1)	$27,675	$53,877	$134,320	$196,941	$412,813
Asset based debt	58,940	33,073	9,618	—	101,631
Total debt (2)	$86,615	$86,950	$143,938	$196,941	$514,444
Operating lease obligations (3)	8,665	14,789	11,621	16,091	51,166
Total	$95,280	$101,739	$155,559	$213,032	$565,610
(1)    Estimated interest obligation calculated for corporate debt as the outstanding borrowing balance is fixed. The junior subordinated notes have an option to redeem 10 years from the issue date.
(2)    See Note (11) Debt, net, in the accompanying consolidated financial statements for additional information.
(3)    Minimum rental obligation for office leases. The total rent expense for the year ended December 31, 2020, 2019 and 2018 was $7.4 million, $8.6 million and $7.5 million, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s significant accounting policies are described in Note (2) Summary of Significant Accounting Policies. As disclosed in Note (2), the preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates.

The Company believes that the following discussion addresses the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

Fair Value Option

In addition to the financial instruments that the Company is required to measure at fair value, the Company has elected to make an irrevocable election to utilize fair value as the initial and subsequent measurement attribute for certain eligible financial assets and liabilities. Unrealized gains and losses on items for which the fair value option has been elected are reported in Net realized and unrealized gains (losses) within the consolidated statements of operations. The decision to elect the fair value option is determined on an instrument-by-instrument basis and must be applied to an entire instrument and is irrevocable once elected.

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

Goodwill and Intangible Assets, net

The initial measurement of goodwill and intangibles requires judgment concerning estimates of the fair value of the acquired assets and liabilities. Goodwill and indefinite-lived intangible assets are not amortized but subject to tests for impairment annually or if events or circumstances indicate it is more likely than not they may be impaired. Finite-lived intangible assets are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. At both December 31, 2020 and December 31, 2019, we had two reporting units for goodwill impairment testing, of which the fair value substantially exceeded carrying value as of that date. See Note (9) Goodwill and Intangible Assets, net.

Available for Sale Securities, at Fair Value (AFS)

AFS are securities that are not classified as trading or held-to-maturity and are intended to be held for indefinite periods of time. AFS securities include those debt securities that management may sell as part of its asset/liability management strategy or in response to changes in interest rates, resultant prepayment risk or other factors. AFS securities are held at fair value on the consolidated balance sheet with changes in fair value including non-credit related losses, net of related tax effects, recorded in the AOCI component of stockholders’ equity in the period of change. Upon the disposition of an AFS security, the Company reclassifies the gain or loss on the security from AOCI to net realized and unrealized gains (losses) on the consolidated statements of operations.

For AFS securities, the Company reviews its securities portfolio for impairment and determines if impairment is related to credit loss or non-credit loss. In making the assessment of whether a loss is from credit or other factors, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows is less than the amortized cost basis, a credit loss exists and an allowance is created, limited by the amount that the fair value is less than the amortized cost basis.

Subsequent activity related to the credit loss component (e.g. write-offs, recoveries) is recognized as part of the allowance for credit losses on AFS securities. For AFS securities which have an expectation of zero risk nonpayment of the amortized cost basis (e.g. U.S. Treasury securities or agency securities), the expected credit loss is zero.

Reserves

Unpaid claims are reserve estimates that are established in accordance with GAAP using generally accepted actuarial methods. Credit life and accidental death and destruction (AD&D) unpaid claims reserves include claims in the course of settlement and incurred but not reported (IBNR) claims. Credit disability unpaid claims reserves also include continuing claim reserves for open disability claims. For all other Fortegra product lines, unpaid claims reserves are bulk reserves and are entirely IBNR. The Company uses a number of algorithms in establishing its unpaid claims reserves. These algorithms are used to calculate unpaid claims as a function of paid losses, earned premium, target loss ratios, in-force amounts, unearned premium reserves, industry recognized morbidity tables or a combination of these factors.

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

The unpaid claims reserves represent the Company’s best estimates, generally involving actuarial projections at a given time. Actual claim costs are dependent upon a number of complex factors such as changes in doctrines of legal liabilities and damage awards. These factors are not directly quantifiable, particularly on a prospective basis. The Company periodically reviews and updates its methods of making such unpaid claims reserve estimates and establishing the related liabilities based on our actual experience. The Company has not made any changes to its methodologies for determining unpaid claims reserves in the periods presented.

During the year ended December 31, 2020, the Company experienced an increase in prior year development of $5.4 million primarily as a result of higher than expected claim frequency from business written by a small group of producers of our personal and commercial lines of business. The underlying cause of this development was the result of a subset of risk where the loss ratio pegs used in our year end actuarial determination was low given the ultimate frequency that emerged.

During the year ended December 31, 2019, the Company experienced an increase in prior year development of $5.2 million primarily in our non-standard auto business. The underlying cause of this development was higher than expected claim frequency.

Management considers the prior year development for each of the two years to be insignificant when considered in the context of our annual earned premiums, net as well as our net losses and loss adjustment expenses and member benefit claims expenses. Earned premiums, net in 2020 were $478.0 million and net losses and loss adjustment expenses were $178.2 million, which resulted to a loss ratio of 37.2%. Without the $5.4 million prior year development, the calendar year loss ratio would have been approximately 1% lower, and for comparison the 2019 and 2018 loss ratio were 30.3% and 31.5%, respectively. In general, the Company's loss ratio results have been predictable and consistent over time.

We analyze our development on a quarterly basis and given the short duration nature of our products, favorable or adverse development emerges quickly and allows for timely reserve strengthening, if necessary, or modifications to our product pricing or offerings.

Based upon our internal analysis and our review of the statement of actuarial opinions provided by our actuarial consultants, we believe that the amounts recorded for policy liabilities and unpaid claims reasonably represents the amount necessary to pay all claims and related expenses which may arise from incidents that have occurred as of the balance sheet date.

Deferred Acquisition Costs

The Company defers certain costs of acquiring new and renewal insurance policies, and other products as follows:

Insurance policy related deferred acquisition costs are limited to direct costs that resulted from successful contract transactions and would not have been incurred by the Company’s insurance company subsidiaries had the transactions not occurred. These capitalized costs are amortized as the related premium is earned.

Other deferred acquisition costs are limited to prepaid direct costs, typically commissions and contract transaction fees, that resulted from successful contract transactions and would not have been incurred by the Company had the transactions not occurred. These capitalized costs are amortized as the related service and administrative fees are earned.

The Company evaluates whether all deferred acquisition costs are recoverable at year-end, and considers investment income in the recoverability analysis for insurance policy related deferred acquisition costs. As a result of the Company’s evaluations, no write-offs for unrecoverable deferred acquisition costs were recognized during the years ended December 31, 2020, 2019 and 2018.

Revenue Recognition

The Company earns revenues from a variety of sources:

Earned Premiums, net

Net earned premium is from direct and assumed earned premium consisting of revenue generated from the direct sale of insurance policies by the Company’s distributors and premiums written for insurance policies by another carrier and assumed by the Company. Whether direct or assumed, the premium is earned over the life of the respective policy using methods appropriate to the pattern of losses for the type of business. Methods used include the Rule of 78's, pro rata, and other actuarial methods. Management selects the appropriate method based on available information, and periodically reviews the selections as additional information becomes available. Direct and assumed premiums are offset by premiums ceded to the Company's reinsurers, including PORCs, earned in the same manner. The amount ceded is proportional to the amount of risk assumed by the reinsurer.

Service and Administrative Fees

The Company earns service and administrative fees from a variety of activities. Such fees are typically positively correlated with transaction volume and are recognized as revenue as they become both realized and earned. Revenues from contracts with customers were $163.6 million, $89.0 million and $76.8 million for the years ended December 31, 2020, 2019 and 2018, respectively, and include warranty service contracts, motor clubs, other service and administrative fees, vessel related revenue and management fee income. See Note (14) Revenue from Contracts with Customers for more detailed disclosure regarding these revenues.
 Service Fees. Service fee revenue is recognized as the services are performed. These services include fulfillment, software development, and claims handling for our customers. Collateral tracking fee income is recognized when the service is performed and billed. Management reviews the financial results under each significant contract on a monthly basis. Any losses that may occur due to a specific contract would be recognized in the period in which the loss is determined probable. During the years ended December 31, 2020, 2019 and 2018, the Company did not incur a loss with respect to a specific significant service fee contract.

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

Ceding Commissions

Ceding commissions earned under reinsurance agreements are based on contractual formulas that take into account, in part, underwriting performance and investment returns experienced by the assuming companies. As experience changes, adjustments to the ceding commissions are reflected in the period incurred and are based on the claim experience of the related policy. The adjustment is calculated by adding the earned premium and investment income from the assets held in trust for the Company’s benefit less earned commissions, incurred claims and the reinsurer's fee for the coverage.

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

Significant Accounting Policies Related to Dispositions, Assets and Liabilities Held for Sale and Discontinued Operations

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

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards, see Note (2) Summary of Significant Accounting Policies, in the accompanying consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, we enter into various off-balance sheet arrangements including entering into derivative financial instruments and hedging transactions, operating leases and sponsoring and owning interests in consolidated and non-consolidated variable interest entities.

Further disclosure on our off-balance sheet arrangements as of December 31, 2020 is presented in the “Notes to Consolidated Financial Statements” in “Part II. Item 8. Notes to Consolidated Financial Statements” of this filing as follows:

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

For fixed rate debt, interest rate fluctuations generally affect the fair value of our liabilities, but do not impact our earnings. Therefore, interest rate risk does not have a significant impact on our fixed rate debt obligations until such obligations mature or until we elect to prepay and refinance such obligations. If interest rates have risen at the time our fixed rate debt matures or is refinanced, our future earnings could be adversely affected by additional borrowing costs. Conversely, lower interest rates at the time of maturity or refinancing may lower our overall interest expense. As of December 31, 2020, the Company had $125 million of general purpose fixed rate debt outstanding maturing in 2057.

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

As of December 31, 2020, we had $120.3 million of general purpose floating rate debt with a weighted average rate of 7.8%. A 100 basis point change in interest rates would increase interest expense by $1.2 million and decrease interest rate expense by $0.0 million (including the effect of applicable minimum interest rates) on an annualized basis. As of December 31, 2019, we had $68.2 million of general purpose floating rate debt with a weighted average rate of 7.2%. A 100 basis point change in interest rates would increase interest expense by $0.5 million and decrease interest rate expense by $0.2 million (including the effect of applicable minimum interest rates) on an annualized basis.

Our consolidated results include investments in bonds, loans or other interest bearing instruments. The fair values of such investments fluctuate in response to changes in market interest rates. Increases and decreases in interest rates generally translate into decreases and increases in fair values of these instruments. Some of these investments bear a floating rate of interest which subjects the Company to cash flow risk based upon changes in the underlying interest rate index. As noted above in the discussion of risks related to floating rate borrowings, the Company mitigates a significant amount of our floating rate risk by matching the funding of such investments with borrowings based upon the same interest rate index. Additionally, fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the instrument and other general market conditions.

As of December 31, 2020, we had $510 million invested in interest bearing instruments, which represents 63% of the total investments portfolio. The estimated effects of a hypothetical increase in interest rates of 100 bps would result in a decrease to the fair value of the portfolio by $14.2 million. As of December 31, 2019, we had $385 million invested in interest bearing instruments, which represents 52% of the total investments portfolio. The estimated effects of a hypothetical increase in interest rates of 100 bps would result in a decrease to the fair value of the portfolio by $8.2 million.

Credit Risk
We are exposed to credit risk in the form of available for sale securities, investments in loans, and other investments as follows:

($ in thousands)	As of December 31,
	2020	2019
Available for sale securities, at fair value (1)
Obligations of state and political subdivisions	$44,350	$46,338
Corporate securities	94,941	51,231
Asset backed securities	36,192	44,018
Certificates of deposit	1,355	896
Obligations of foreign governments	3,992	1,119
Loans, at fair value(2)
Corporate loans	7,795	9,787
Non-performing loans	—	387
Other investments(3)
Corporate bonds, at fair value	105,777	20,705
Debentures	17,703	15,423
Other	802	6,956
Total	$312,907	$196,860
(1)    The Company also holds investments in U.S. Treasury securities and obligations of U.S. government authorities and agencies of $196.3 million and $191.6 million as of December 31, 2020 and 2019, respectively. These investments do not represent a credit risk and are excluded.
(2)    The Company also holds investments in mortgage loans held for sale of $82.9 million and $95.7 million as of December 31, 2020 and 2019, respectively. These investments do not represent a credit risk and are excluded.
(3)    The Company also holds other investments of $95.4 million and $94.4 million as of December 31, 2020 and 2019, respectively, primarily comprised of vessels. These investments do not represent a credit risk and are excluded.
Credit risk within the Company’s investments represents the exposure to the adverse changes in the creditworthiness of individual investment holdings, issuers, groups of issuers, industries, and countries. As of December 31, 2020 and 2019, 62% and 72%, respectively, of the investments subject to credit risk had investment grade ratings. A widening of credit spreads by 100 bps for the investments subject to credit risk would result in a decrease of $5.9 million and $5.0 million to the fair value of the portfolio as of December 31, 2020 and 2019, respectively.
In addition, our mortgage business also underwrites mortgage loans for the purpose of selling them into the secondary market. Due to the relatively short holding period, the credit risk associated with mortgage loans held for sale is not expected to be significant.
See Note (6) Investments to the consolidated financial statements for more information regarding our investments in loans by type.

Market Risk
We are primarily exposed to market risk related to the following investments:

($ in thousands)	As of December 31, 2020			As of December 31, 2019
	Insurance	Tiptree Capital - Other	Total	Insurance	Tiptree Capital - Other	Total
Invesque	$5,370	$25,708	$31,078	$19,376	$92,562	$111,938
Fixed income exchange traded fund	63,875	—	63,875	25,039	—	25,039
Other equity securities	28,885	—	28,885	18,401	—	18,401
Total equity securities	$98,130	$25,708	$123,838	$62,816	$92,562	$155,378

A 10% increase or decrease in the fair value of such investments would result in $12.3 million and $15.5 million of unrealized gains and losses as of December 31, 2020 and 2019, respectively.
As of December 31, 2020 and 2019, we owned 17.0 million and 16.6 million shares of common stock, respectively, or approximately 31%, of Invesque, a real estate investment company that specializes in health care real estate and senior living property investment throughout North America. The value of our Invesque shares is reported at fair market value on a quarterly basis and fluctuates. Invesque historically paid monthly dividends until April 2020, when dividends were discontinued. A loss in the fair market value of our Invesque shares or a reduction or discontinuation in the dividends paid on our Invesque shares could have a material adverse effect on our financial condition and results of operations. Until August 2019, the Company’s investment in Invesque was subject to certain contractual and functional sale restrictions. As of December 31, 2020 and 2019, the fair value of the Invesque shares was based on the market price.
See “Risk Factors — Risks Related to our Business - Our investment in Invesque shares is subject to market volatility and the risk that Invesque changes its dividend policy”.
Counterparty Risk
We are subject to counterparty risk to the extent that we engage in derivative activities for hedging or other purposes. As of December 31, 2020 and 2019, the total fair value of derivative assets subject to counterparty risk, including the effect of any legal right of offset, totaled $11.5 million and $7.5 million, respectively. We generally manage our counterparty risk to derivative counterparties by entering into contracts with counterparties of high credit quality.
Total reinsurance receivables were $728.0 million and $539.8 million as of December 31, 2020 and 2019, respectively. Of those amounts, $442.2 million and $309.0 million, respectively, related to contracts with third-party captives in which we hold collateral or receive letters of credit in excess of the reinsurance receivables. The remainder is held with high quality reinsurers, substantially all of which have a rating of A or better by A.M. Best. As of December 31, 2020, 4 counterparties constituted more than 10% of the uncollateralized reinsurance receivable exposure, ranging from 10% to 16%, with ratings ranging from A- to A+.
We were also exposed to counterparty risk of approximately $131.8 million and $105.4 million as of December 31, 2020 and 2019, respectively, related to our retrospective commission arrangements; associated risks are offset by the Company’s contractual ability to withhold future commissions against the retrospective balances. In addition, we are exposed to counterparty risk of approximately $62.1 million and $42.2 million as of December 31, 2020 and 2019, respectively, related to our premium financing business. The risk associated with such arrangements is mitigated by the fact that we have the contractual ability to cancel the insurance policy and have premiums refunded to us by the insurer in the event of a counterparty default.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Tiptree Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tiptree Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Policy liabilities and unpaid claims – Refer to Notes 2 and 13 to the financial statements

Critical Audit Matter Description

Policy liabilities and unpaid claims include claims in the normal course of settlement and reserve estimates. The Company estimates policy liabilities and unpaid claims reserves by applying a variety of generally accepted actuarial methods to historical loss development patterns, which require numerous assumptions and significant judgment.

We identified policy liabilities and unpaid claims as a critical audit matter because of the significant estimates and assumptions management make in forecasting ultimate losses. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists, when performing audit procedures to evaluate management’s selection of various assumptions in determining unpaid claims reserves.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to policy liabilities and unpaid claims included the following, among others:

•We tested the design and operating effectiveness of controls over policy liabilities and unpaid claims, including those related to the estimation and management’s review of the estimates as well as the selection of underlying assumptions.
•We tested the design and operating effectiveness of controls over the completeness and accuracy of the premium and claim data utilized by management and their third-party actuaries.
•We evaluated the methods and assumptions used by the Company to estimate the policy liabilities and unpaid claims reserve through the following procedures:
◦With assistance from our actuarial specialists, we developed an independent expected range of policy liabilities and unpaid claims based on historical and industry claim development factors.
◦With assistance from our actuarial specialists, we performed retrospective procedures comparing actual loss development with expected loss development to assess the reasonableness of assumption used, including consideration of potential bias, in the estimation of policy liabilities and unpaid claims.
◦We tested the underlying data that served as the basis for the actuarial analysis, including historical claims data, to test that the inputs to the actuarial estimates were complete and accurate.

/s/ Deloitte & Touche LLP
New York, New York
March 11, 2021

We have served as the Company's auditor since 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Tiptree Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Tiptree Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated March 11, 2021 expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control Over Financial Reporting (“Management’s Report”), management excluded from its assessment the internal control over financial reporting at Smart AutoCare as the business was acquired on January 3, 2020. Smart AutoCare constitutes 12% of total assets and 9% of total revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2020. Accordingly, our audit did not include the internal control over financial reporting at Smart AutoCare.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP
New York, New York
March 11, 2021

TIPTREE INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)

	As of
	December 31, 2020	December 31, 2019
Assets:
Investments:
Available for sale securities, at fair value, net of allowance for credit losses	$377,133	$335,192
Loans, at fair value	90,732	108,894
Equity securities	123,838	155,378
Other investments	219,701	137,472
Total investments	811,404	736,936
Cash and cash equivalents	136,920	133,117
Restricted cash	58,355	11,473
Notes and accounts receivable, net	370,452	286,968
Reinsurance receivables	728,009	539,833
Deferred acquisition costs	229,430	166,493
Goodwill	179,236	99,147
Intangible assets, net	138,215	47,974
Other assets	162,034	68,510
Assets held for sale	181,705	107,835
Total assets	$2,995,760	$2,198,286

Liabilities and Stockholders’ Equity
Liabilities:
Debt, net	$366,246	$374,454
Unearned premiums	860,690	754,993
Policy liabilities and unpaid claims	233,438	144,384
Deferred revenue	399,211	94,601
Reinsurance payable	224,660	143,869
Other liabilities and accrued expenses	362,865	172,140
Liabilities held for sale	175,112	102,430
Total liabilities	$2,622,222	$1,786,871

Stockholders’ Equity:
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued or outstanding	$—	$—
Common stock: $0.001 par value, 200,000,000 shares authorized, 32,682,462 and 34,562,553 shares issued and outstanding, respectively	33	35
Additional paid-in capital	315,014	326,140
Accumulated other comprehensive income (loss), net of tax	5,674	1,698
Retained earnings	35,423	70,189
Total Tiptree Inc. stockholders’ equity	356,144	398,062
Non-controlling interests	17,394	13,353
Total stockholders’ equity	373,538	411,415
Total liabilities and stockholders’ equity	$2,995,760	$2,198,286

See accompanying notes to consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except share data)

	For the Year Ended December 31,
	2020	2019	2018
Revenues:
Earned premiums, net	$477,991	$499,108	$427,837
Service and administrative fees	186,973	106,239	102,315
Ceding commissions	21,101	9,608	9,651
Net investment income	9,916	14,017	19,179
Net realized and unrealized gains (losses)	62,410	83,868	28,782
Other revenue	51,910	59,888	38,062
Total revenues	810,301	772,728	625,826
Expenses:
Policy and contract benefits	236,898	170,681	152,095
Commission expense	280,210	303,057	262,460
Employee compensation and benefits	172,737	129,479	113,557
Interest expense	32,582	27,059	27,013
Depreciation and amortization	17,578	13,569	12,596
Other expenses	109,148	99,744	77,901
Total expenses	849,153	743,589	645,622
Income (loss) before taxes	(38,852)	29,139	(19,796)
Less: provision (benefit) for income taxes	(13,627)	9,017	(5,909)
Net income (loss) from continuing operations	(25,225)	20,122	(13,887)

Discontinued operations:
Income (loss) before taxes from discontinued operations	—	—	624
Gain on sale of discontinued operations	—	—	56,860
Less: Provision (benefit) for income taxes	—	—	13,714
Net income (loss) from discontinued operations	—	—	43,770
Net income (loss)	(25,225)	20,122	29,883
Less: net income (loss) attributable to non-controlling interests - TFP	—	—	5,500
Less: net income (loss) attributable to non-controlling interests	3,933	1,761	450
Net income (loss) attributable to common stockholders	$(29,158)	$18,361	$23,933

Net income (loss) per common share:
Basic, continuing operations, net	$(0.86)	$0.52	$(0.38)
Basic, discontinued operations, net	—	—	1.07
Basic earnings per share	$(0.86)	$0.52	$0.69

Diluted, continuing operations, net	(0.86)	0.50	(0.38)
Diluted, discontinued operations, net	—	—	1.07
Diluted earnings per share	$(0.86)	$0.50	$0.69

Weighted average number of common shares:
Basic	33,859,775	34,578,292	34,715,852
Diluted	33,859,775	34,578,292	34,715,852

Dividends declared per common share	$0.16	$0.16	$0.14

See accompanying notes to consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	For the Year Ended December 31,
	2020	2019	2018
Net income (loss)	$(25,225)	$20,122	$29,883

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available for sale securities:
Unrealized holding gains (losses) arising during the period	5,653	6,320	(2,919)
Related (provision) benefit for income taxes	(1,289)	(1,409)	662
Reclassification of (gains) losses included in net income	(528)	(1,312)	819
Related (provision) benefit for income taxes	113	280	(171)
Unrealized gains (losses) on available for sale securities, net of tax	3,949	3,879	(1,609)

Interest rate swaps (cash flow hedges):
Unrealized gains (losses) on interest rate swaps	—	—	1,111
Related (provision) benefit for income taxes	—	—	(276)
Reclassification of (gains) losses included in net income (1)	—	—	(3,845)
Related (provision) benefit for income taxes	—	—	936
Unrealized (losses) gains on interest rate swaps from cash flow hedges, net of tax	—	—	(2,074)

Other comprehensive income (loss), net of tax	3,949	3,879	(3,683)
Comprehensive income (loss)	(21,276)	24,001	26,200
Less: Comprehensive income (loss) attributable to non-controlling interests - TFP	—	—	5,278
Less: Comprehensive income (loss) attributable to non-controlling interests	3,948	1,785	13
Comprehensive income (loss) attributable to common stockholders	$(25,224)	$22,216	$20,909

(1) Deconsolidated as part of the sale of Care. See Note (4) Dispositions, Assets and Liabilities Held for Sale and Discontinued Operations.

See accompanying notes to consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except shares)

	Number of Shares		Par Value		Additional paid in capital	Accumulated other comprehensive income (loss)	Retained earnings	Shares held by subsidiaries				Total stockholders’ equity to Tiptree Inc.	Non-controlling interests - TFP	Non-controlling interests - Other	Total stockholders' equity
	Common stock	Class B	Common stock	Class B				Common stock	Common stock Amount	Class B Shares	Class B Amount
Balance at December 31, 2017	35,003,004	8,049,029	$35	$8	$295,582	$966	$38,079	(5,197,551)	$(34,585)	(8,049,029)	$(8)	$300,077	$77,494	$19,203	$396,774
Amortization of share-based incentive compensation	—	—	—	—	2,465	—	—	—	—	—	—	2,465	—	3,889	6,354
Vesting of share-based incentive compensation	31,527	—	—	—	(907)	—	—	161,574	1,050	—	—	143	—	—	143
Shares purchased under stock purchase plan	(2,177,235)	—	(2)	—	(14,109)	—	—	—	—	—	—	(14,111)	—	—	(14,111)
Reorganization merger (1) (2)	8,049,029	(8,049,029)	8	(8)	82,523	(341)	—	—	—	8,049,029	8	82,190	(82,190)	—	—
Cancellation of treasury shares	(5,035,977)	—	(5)	—	(33,530)	—	—	5,035,977	33,535	—	—	—	—	—	—
Non-controlling interest contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	3,150	3,150
Non-controlling interest distributions	—	—	—	—	—	—	—	—	—	—	—	—	(241)	—	(241)
Net change in non-controlling interest	—	—	—	—	(132)	—	—	—	—	—	—	(132)	—	(14,097)	(14,229)
Dividends declared	—	—	—	—	—	—	(4,781)	—	—	—	—	(4,781)	—	—	(4,781)
Other comprehensive income, net of tax	—	—	—	—	—	(2,683)	—	—	—	—	—	(2,683)	(563)	(437)	(3,683)
Net income (loss)	—	—	—	—	—	—	23,933	—	—	—	—	23,933	5,500	450	29,883
Balance at December 31, 2018	35,870,348	—	$36	$—	$331,892	$(2,058)	$57,231	—	$—	—	$—	$387,101	$—	$12,158	$399,259
(1)    Includes the exchange of 424,399 units of TFP for 1,187,468 shares of common stock.
(2)    On April 10, 2018, the Company completed a reorganization merger whereby TFP merged with and into the Company with the Company continuing as the surviving company (Reorganization Merger). After the Reorganization Merger, TFP ceased to exist and the Company owned 100% of Operating Company. See Note (17) Stockholders’ Equity for more information.

See accompanying notes to consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except shares)

	Common stock
	Number of shares	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total Tiptree Inc. stockholders’ equity	Non-controlling interests	Total stockholders' equity
Balance at December 31, 2018	35,870,348	$36	$331,892	$(2,058)	$57,231	$387,101	$12,158	$399,259
Adoption of accounting standard (3)	—	—	—	(99)	99	—	—	—
Amortization of share-based incentive compensation	—	—	3,145	—	—	3,145	2,917	6,062
Vesting of share-based incentive compensation (4)	164,935	—	187	—	—	187	(2,483)	(2,296)
Shares purchased under stock purchase plan	(1,472,730)	(1)	(9,084)	—	—	(9,085)	—	(9,085)
Non-controlling interest contributions	—	—	—	—	—	—	61	61
Non-controlling interest distributions (5)	—	—	—	—	—	—	(3,585)	(3,585)
Net change in non-controlling interest	—	—	—	—	—	—	2,500	2,500
Dividends declared	—	—	—	—	(5,502)	(5,502)	—	(5,502)
Other comprehensive income (loss), net of tax	—	—	—	3,855	—	3,855	24	3,879
Net income (loss)	—	—	—	—	18,361	18,361	1,761	20,122
Balance at December 31, 2019	34,562,553	$35	$326,140	$1,698	$70,189	$398,062	$13,353	$411,415
Adoption of accounting standard (3)	—	—	—	42	(42)	—	—	—
Amortization of share-based incentive compensation	—	—	3,441	—	—	3,441	4,130	7,571
Vesting of share-based incentive compensation (4)	504,195	—	100	—	—	100	(2,223)	(2,123)
Shares purchased under stock purchase plan	(2,384,286)	(2)	(13,887)	—	—	(13,889)	—	(13,889)
Non-controlling interest distributions (5)	—	—	(645)	—	—	(645)	(1,389)	(2,034)
Net change in non-controlling interest	—	—	(135)	—	—	(135)	(425)	(560)
Dividends declared	—	—	—	—	(5,566)	(5,566)	—	(5,566)
Other comprehensive income (loss), net of tax	—	—	—	3,934	—	3,934	15	3,949
Net income (loss)	—	—	—	—	(29,158)	(29,158)	3,933	(25,225)
Balance at December 31, 2020	32,682,462	$33	$315,014	$5,674	$35,423	$356,144	$17,394	$373,538
(3)    Amounts reclassified due to adoption of ASU 2018-02. See Note (2) Summary of Significant Accounting Policies.
(4)    Includes subsidiary RSU exchanges. See Note (19) Stock Based Compensation.
(5)    Amounts reclassified due to adoption of ASU 2016-13. See Note (2) Summary of Significant Accounting Policies.

See accompanying notes to consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
Operating Activities:	2020	2019	2018
Net income (loss) attributable to common stockholders	$(29,158)	$18,361	$23,933
Net income (loss) attributable to non-controlling interests - TFP	—	—	5,500
Net income (loss) attributable to non-controlling interests	3,933	1,761	450
Net income (loss)	(25,225)	20,122	29,883
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Net realized and unrealized (gains) losses	(62,410)	(83,868)	(28,782)
Net (gain) loss on sale of businesses	4,428	(7,598)	(56,860)
Non-cash compensation expense	8,117	6,363	6,657
Amortization/accretion of premiums and discounts	2,229	1,161	1,029
Depreciation and amortization expense	17,578	13,569	12,596
Non-cash lease expense	7,374	7,568	—
Deferred provision (benefit) for income taxes	10,733	6,815	4,011
Amortization of deferred financing costs	1,015	714	934
Other	(333)	1,381	671
Changes in operating assets and liabilities:
Mortgage loans originated for sale	(3,064,003)	(2,048,228)	(1,533,365)
Proceeds from the sale of mortgage loans originated for sale	3,152,104	2,043,097	1,590,546
(Increase) decrease in notes and accounts receivable	(48,527)	(33,085)	(35,256)
(Increase) decrease in reinsurance receivables	(116,839)	(119,482)	(67,384)
(Increase) decrease in deferred acquisition costs	(62,937)	3,570	(22,901)
(Increase) decrease in other assets	(22,417)	269	(12,400)
Increase (decrease) in unearned premiums	105,697	155,549	95,998
Increase (decrease) in policy liabilities and unpaid claims	33,968	12,773	19,608
Increase (decrease) in deferred revenue	122,042	16,397	19,009
Increase (decrease) in reinsurance payable	53,716	26,272	27,043
Increase (decrease) in other liabilities and accrued expenses	23,859	383	6,687
Net cash provided by (used in) operating activities	140,169	23,742	57,724
Investing Activities:
Purchases of investments	(1,494,688)	(389,206)	(327,617)
Proceeds from sales and maturities of investments	1,400,229	394,331	190,942
Proceeds from the sale of real estate	2,981	11,857	17,705
Purchases of property, plant and equipment	(6,694)	(8,519)	(3,749)
Proceeds from the sale of businesses	500	18,329	15,709
Proceeds from notes receivable	41,582	36,690	29,234
Issuance of notes receivable	(62,088)	(67,176)	(31,331)
Business and asset acquisitions, net of cash, restricted cash and deposits (1)	(5,313)	(4,633)	—
Net cash provided by (used in) investing activities	(123,491)	(8,327)	(109,107)
Financing Activities:
Dividends paid	(5,566)	(5,502)	(4,781)
Non-controlling interest contributions	—	61	3,150
Non-controlling interest distributions	(2,134)	(3,585)	(241)
Payment of debt issuance costs	(4,571)	(586)	(1,143)
Proceeds from borrowings and mortgage notes payable	3,379,688	2,237,329	1,632,469
Principal paydowns of borrowings and mortgage notes payable	(3,321,779)	(2,181,704)	(1,617,346)
Repurchases of common stock	(13,889)	(9,085)	(14,111)
Net cash provided by (used in) financing activities	31,749	36,928	(2,003)
Net increase (decrease) in cash, cash equivalents and restricted cash	48,427	52,343	(53,386)
Cash, cash equivalents and restricted cash – beginning of period	144,590	96,524	142,237
Cash, cash equivalents and restricted cash – beginning of period - held for sale	7,137	2,860	10,533
Cash, cash equivalents and restricted cash – end of period	200,154	151,727	99,384
Less: Reclassification of cash to assets held for sale	4,879	7,137	2,860
Cash, cash equivalents and restricted cash – end of period	$195,275	$144,590	$96,524
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest expense	$29,538	$26,224	$25,976
Cash (received) paid during the period for income taxes	$1,066	$3,301	$(5,088)
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Right of use asset obtained in exchange for lease liability	$9,989	$33,558	$—
Equity securities acquired as part of a dividend reinvestment plan	$953	$—	$—
Acquired real estate properties through, or in lieu of, foreclosure of the related loan	$—	$2,596	$7,367
Acquisition of non-controlling interest	$—	$2,500	$82,190
Equity securities acquired through the sale of a subsidiary and asset sales	$—	$—	$135,675
Cancellation of treasury shares	$—	$—	$33,535
	As of December 31,
Reconciliation of cash, cash equivalents and restricted cash	2020	2019	2018
Cash and cash equivalents	$136,920	$133,117	$86,003
Restricted cash	58,355	11,473	10,521
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$195,275	$144,590	$96,524
(1)    Changes in balance sheet balances due to acquisitions have been netted down in the respective line items. See Note (3) Acquisitions for additional information.

See accompanying notes to consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020
(in thousands, except share data)

(1) Organization

Tiptree Inc. (together with its consolidated subsidiaries, collectively, Tiptree, the Company, or we) is a Maryland Corporation that was incorporated on March 19, 2007. Tiptree’s common stock trades on the Nasdaq Capital Market under the symbol “TIPT”. Tiptree is a holding company that combines specialty insurance operations with investment management capabilities. We allocate our capital across our insurance operations and other investments. We classify our business into two reportable segments: Insurance and Mortgage. We refer to our non-insurance operations, assets and other investments, which is comprised of our Mortgage reportable segment and our non-reportable segments and other business activities, as Tiptree Capital.

(2) Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements of Tiptree have been prepared in accordance with GAAP and include the accounts of the Company and its subsidiaries. The consolidated financial statements are presented in U.S. dollars, the main operating currency of the Company.

Non-controlling interests on the consolidated balance sheets represent the ownership interests in certain consolidated subsidiaries held by entities or persons other than Tiptree. Accounts and transactions between consolidated entities have been eliminated.

Reclassifications

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

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Management makes estimates and assumptions that include, but are not limited to, the determination of the following significant items:

•Fair value of financial assets and liabilities, including, but not limited to, securities, loans and derivatives
•Value of acquired assets and liabilities;
•Carrying value of goodwill and other intangibles, including estimated amortization period and useful lives;
•Vessel valuations, residual value of vessels and the useful lives of vessels;
•Reserves for unpaid losses and loss adjustment expenses, estimated future claims and losses, potential litigation and other claims;
•Deferred acquisition costs and value of business acquired (VOBA);
•The realization of deferred tax assets, and recognition and measurement of uncertain tax positions;
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

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020
(in thousands, except share data)

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

Dispositions, Assets and Liabilities Held for Sale and Discontinued Operations

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

Accounting policies specific to our dispositions, assets and liabilities held for sale and discontinued operations are described in more detail in (4) Dispositions, Assets and Liabilities Held for Sale and Discontinued Operations.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020
(in thousands, except share data)

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

Fair Value Option

In addition to the financial instruments that the Company is required to measure at fair value, the Company has elected to make an irrevocable election to utilize fair value as the initial and subsequent measurement attribute for certain eligible financial assets and liabilities. Unrealized gains and losses on items for which the fair value option has been elected are reported in Net realized and unrealized gains (losses) within the consolidated statements of operations. The decision to elect the fair value option is determined on an instrument-by-instrument basis and must be applied to an entire instrument and is irrevocable once elected.

Derivative Financial Instruments and Hedging

From time to time, derivative instruments are used in the overall strategy to manage exposure to market risks primarily related to fluctuations in interest rates. As a matter of policy, derivatives are not used for speculative purposes. Derivative instruments are measured at fair value on a recurring basis and are included in other investments or other liabilities and accrued expenses on the consolidated balance sheets.

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

Grants of subsidiary RSUs exchangeable into common stock of the Company are accounted for as equity based upon their expected settlement method. The Company recognizes the cost of such awards over the vesting period using the straight-line method and uses the graded-vesting method to recognize compensation expense for the performance vesting RSUs. Compensation expense will be recognized to the extent that it is probable that the performance condition will be achieved. The Company reassesses the probability of satisfaction of the performance condition for the performance vesting RSUs for each reporting period.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020
(in thousands, except share data)

Income Taxes

Deferred tax assets and liabilities are determined using the asset and liability method. Under this method, deferred tax assets and liabilities are established for future tax consequences of temporary differences between the financial statement carrying amounts of assets and liabilities and their tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to reverse. A valuation allowance is established when necessary to reduce a deferred tax asset to the amount expected to be realized. Several of the Company’s subsidiaries file state tax returns on a standalone basis. Two of our subsidiaries file federal and state tax returns on a stand alone basis, one of which is held for sale. These U.S. federal and state income tax returns, when filed, will be subject to examination by the Internal Revenue Service and state departments of revenue. See Note (20) Income Taxes.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its tax returns to determine whether the tax positions are “more likely than not” of being sustained by the applicable tax authority. The Company’s provision or benefit for income taxes is adjusted accordingly for tax positions not deemed to meet the more likely than not threshold. The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expenses.

Earnings Per Share

The Company presents both basic and diluted earnings per Common Share in its consolidated financial statements and footnotes thereto. Basic earnings per Common Share (Basic EPS) excludes dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding, which includes vested RSUs, for the period. Diluted earnings per Common Share (Diluted EPS) reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares where such exercise or conversion would result in a lower earnings per share amount.

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

See Note (22) Earnings Per Share, for EPS computations.

Investments

The Company records all investment transactions on a trade‑date basis. Realized gains (losses) are determined using the specific-identification method. The Company classifies its investments in debt securities as available for sale or held-to-maturity based on the Company’s intent and ability to hold the debt security to maturity. The Company did not have any held-to-maturity securities at December 31, 2020 and 2019.

Available for Sale Securities, at Fair Value (AFS)

AFS are securities that are not classified as trading or held-to-maturity and are intended to be held for indefinite periods of time. AFS securities include those debt securities that management may sell as part of its asset/liability management strategy or in response to changes in interest rates, resultant prepayment risk or other factors. AFS securities are held at fair value on the consolidated balance sheet with changes in fair value including non-credit related losses, net of related tax effects, recorded in the AOCI component of stockholders’ equity in the period of change. Upon the disposition of an AFS security, the Company reclassifies the gain or loss on the security from AOCI to net realized and unrealized gains (losses) on the consolidated statements of operations.

For AFS securities, the Company reviews its securities portfolio for impairment and determines if impairment is related to credit loss or non-credit loss. In making the assessment of whether a loss is from credit or other factors, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020
(in thousands, except share data)

agency, and adverse conditions related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows is less than the amortized cost basis, a credit loss exists and an allowance is created, limited by the amount that the fair value is less than the amortized cost basis.

Subsequent activity related to the credit loss component (e.g. write-offs, recoveries) is recognized as part of the allowance for credit losses on AFS securities. For AFS securities which have an expectation of zero risk nonpayment of the amortized cost basis (e.g. U.S. Treasury securities or agency securities), the expected credit loss is zero.

Loans, at Fair Value

Loans, at fair value is substantially comprised of (i) corporate loans, (ii) non-performing residential loans (NPLs) and (iii) loans originated by the Company’s mortgage finance business. Changes in their fair value are reported within net realized and unrealized gains (losses) in our consolidated statements of operations.

Corporate Loans

Corporate loans are comprised of a diversified portfolio of middle market leveraged loans which are carried at fair value. In general, the fair value of leveraged loans is obtained from an independent pricing service which provides coverage of secondary market participants. The values represent a composite of mark-to-market bid/offer prices. In certain circumstances, the Company will make its own determination of fair value of leveraged loans based on internal models and other unobservable inputs.

Non-Performing Residential Loans (NPLs)

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

The Company has elected the fair value option for NPLs as we have concluded that fair value timely reflects the results of our investment performance. As substantially all of our loans were non-performing when acquired, we generally look to the estimated fair value of the underlying property collateral to assess the recoverability of our investments. We primarily utilize the local broker price opinion (BPO) but also consider any other comparable home sales or other market data, as considered necessary, in estimating a property’s fair value. For further discussion on the observable and unobservable inputs to the model and determination of fair value of NPLs, see Note (12) Fair Value of Financial Instruments.

Certain NPLs are loans that are delinquent on obligated payments of principal and interest. Certain other NPLs are making some payments, generally as a result of a modification or a workout plan.

The fair value of NPLs are determined using a discounted cash flow model. As such, both the changes in fair value and the net periodic cash flows related to NPLs are recorded in net realized and unrealized gains (losses) in the consolidated statements of operations.

The Company does not hold any NPLs as of December 31, 2020.

Mortgage Loans Held for Sale

Mortgage loans held for sale represent loans originated and held until sold to secondary market investors. Such loans are typically warehoused for a period after origination or purchase before sale into the secondary market. Loans are sold either servicing released, or in select instances, servicing retained into the secondary loan market. The Company has elected to measure all mortgage loans held for sale at fair value. These loans are considered sold when the Company surrenders control to the purchaser. The gains or losses on sales of such loans, net of any accrual for standard representations and warranties, are reported in operating results as a component of net realized and unrealized gains (losses) in the consolidated statements of operations in the period when the sale occurs.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020
(in thousands, except share data)

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

As of December 31, 2020, the undiscounted future cash flows were higher than the carrying amount of each of the vessels in the Company’s fleet and, as such, no loss on impairment was recognized.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020
(in thousands, except share data)

funds for taxes, insurance, rate-lock fees and servicing related escrow funds and collateral on warehouse borrowings.

Notes and Accounts Receivable, Net

Notes Receivable, Net

The Company’s notes receivable, net includes receivables related to the insurance business for its premium financing programs.

The Company accrues interest income on its notes receivable based on the contractual terms of the respective note. The Company monitors all notes receivable for delinquency and provides for estimated losses for specific receivables that are not likely to be collected. In addition to allowances for bad debt for specific notes receivable, a general provision for bad debt is estimated for the Company’s notes receivable based on history. Account balances are generally charged against the allowance when the Company believes it is probable that the note receivable will not be recovered and has exhausted its contractual and legal remedies.

Generally, receivables overdue more than 120 days are written off when the Company determines it has exhausted reasonable collection efforts and remedies, see Note (7) Notes and Accounts Receivable, net.

Accounts and Premiums Receivable, Net

Accounts and premiums receivable, net are primarily trade receivables from the insurance business that are carried at their approximate fair value. Accounts and premiums receivable from the Company’s insurance business consist primarily of advance commissions and agents' balances in course of collection and billed but not collected policy premiums, presented net of the allowance for doubtful accounts. For policy premiums that have been billed but not collected, the Company records a receivable on its consolidated balance sheets for the full amount of the premium billed, with a corresponding liability, net of its commission, to insurance carriers. The Company earns interest on the premium cash during the period of time between receipt of the funds and payment of these funds to insurance carriers. The Company maintains an allowance for doubtful accounts based on an estimate of uncollectible accounts.

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

Deferred Acquisition Costs

The Company defers certain costs of acquiring new and renewal insurance policies and other products as follows within the Company’s insurance business. Amortization of deferred acquisition costs was $265,781, $287,834 and $246,330 for the years ended December 31, 2020, 2019 and 2018, respectively.

Insurance policy related deferred acquisition costs are limited to direct costs that resulted from successful contract transactions and would not have been incurred by the Company’s insurance company subsidiaries had the transactions not

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020
(in thousands, except share data)

occurred. These capitalized costs are amortized as the related premium is earned.

Other deferred acquisition costs are limited to prepaid direct costs, typically commissions and contract transaction fees, that resulted from successful contract transactions and would not have been incurred by the Company had the transactions not occurred. These capitalized costs are amortized as the related service and administrative fees are earned.

The Company evaluates whether all deferred acquisition costs are recoverable at year-end, and considers investment income in the recoverability analysis for insurance policy related deferred acquisition costs. As a result of the Company’s evaluations, no write-offs for unrecoverable deferred acquisition costs were recognized during the years ended December 31, 2020, 2019 and 2018.

Goodwill and Intangible Assets, net

The initial measurement of goodwill and intangibles requires judgment concerning estimates of the fair value of the acquired assets and liabilities. Goodwill and indefinite-lived intangible assets are not amortized but subject to tests for impairment annually or if events or circumstances indicate it is more likely than not they may be impaired. Finite-lived intangible assets are amortized over their estimated useful lives principally using a pattern of economic benefit for customer relationships and a straight-line method for other intangible assets. Finite-lived intangible assets are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. The Company carries intangible assets, which represent customer and agent relationships, trade names, insurance licenses (certificates of authority granted by individual state departments of insurance), the value of in-force insurance policies acquired, software acquired or internally developed and fishing licenses. Management has deemed the insurance licenses to have an indefinite useful life. Costs incurred to renew or maintain insurance licenses are recorded as operating costs in the period in which they arise. See Note (9) Goodwill and Intangible Assets, net.

Other Assets

Other assets primarily consist of right of use assets, prepaid expenses, and furniture, fixtures and equipment, net. See Note (15) Other Assets and Other Liabilities and Accrued Expenses.

Debt, net

Debt is carried on the consolidated balance sheets at an amount equal to the unpaid principal balance, net of any remaining unamortized discount or premium and direct and any incremental costs attributable to issuance. Discounts, premiums and direct and incremental costs are amortized as a component of interest expense in the consolidated statements of operations over the life of the debt. See Note (11) Debt, net.

Unearned Premiums

Premiums written are earned over the life of the respective policy using the Rule of 78's, pro rata, or other actuarial methods as appropriate for the type of business. Unearned premiums represent the portion of premiums that will be earned in the future. A premium deficiency reserve is recorded if anticipated losses, loss adjustment expenses, deferred acquisition costs and policy maintenance costs exceed the recorded unearned premium reserve and anticipated investment income. As of December 31, 2020 and 2019, no deficiency reserves were recorded.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020
(in thousands, except share data)

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

The unpaid claims reserves represent the Company’s best estimates at a given time, based on the projections and analyses discussed above. Actual claim costs are dependent upon a number of complex factors such as changes in doctrines of legal liabilities and damage awards. These factors are not directly quantifiable, particularly on a prospective basis. The Company periodically reviews and updates its methods of making such unpaid claims reserve estimates and establishing the related liabilities based on our actual experience. The Company has not made any changes to its methodologies for determining unpaid claims reserves in the periods presented.

In accordance with applicable statutory insurance company regulations, the Company’s recorded unpaid claims reserves are evaluated by appointed independent third-party actuaries, who perform this function in compliance with the Standards of Practice and Codes of Conduct of the American Academy of Actuaries. The independent actuaries perform their actuarial analyses annually and prepare opinions, statements, and reports documenting their determinations. For December 31, 2020 and 2019, our appointed independent third-party actuaries found the Company’s reserves to be adequate.

Deferred Revenue

Deferred revenues represent the portion of income that will be earned in the future attributable to motor club memberships, mobile device protection plans, and other non-insurance service contracts that are earned over the respective contract periods using Rule of 78's, modified Rule of 78's, pro rata, or other methods as appropriate for the contract. A deficiency reserve would be recorded if anticipated contract benefits, deferred acquisition costs and contract service costs exceed the recorded deferred revenues and anticipated investment income. As of December 31, 2020 and 2019 no deficiency reserves were recorded.

Other Liabilities and Accrued Expenses

Other liabilities and accrued expenses primarily consist of lease liabilities, accounts payable and accrued expenses, deferred tax liabilities, net, securities sold, not yet purchased, commissions payable and accrued interest payable. See Note (15) Other Assets and Other Liabilities and Accrued Expenses.

Revenue Recognition

The Company earns revenues from a variety of sources:

Earned Premiums, Net

Net earned premium is from direct and assumed earned premium consisting of revenue generated from the direct sale of insurance policies by the Company’s distributors and premiums written for insurance policies by another carrier and assumed by the Company. Whether direct or assumed, the premium is earned over the life of the respective policy using methods appropriate to the pattern of losses for the type of business. Methods used include the Rule of 78's, pro rata, and other actuarial methods. Management selects the appropriate method based on available information, and periodically reviews the

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020
(in thousands, except share data)

selections as additional information becomes available. Direct and assumed premiums are offset by premiums ceded to the Company’s reinsurers, including producer owned reinsurance companies (PORCs), earned in the same manner. The amount ceded is proportional to the amount of risk assumed by the reinsurer.

Service and Administrative Fees

The Company earns service and administrative fees from a variety of activities. Such fees are typically positively correlated with transaction volume and are recognized as revenue as they become both realized and earned.
Service Fees. Service fee revenue is recognized as the services are performed. These services include fulfillment, software development, and claims handling for our customers. Collateral tracking fee income is recognized when the service is performed and billed. Management reviews the financial results under each significant contract on a monthly basis. Any losses that may occur due to a specific contract would be recognized in the period in which the loss is determined probable. During the years ended December 31, 2020, 2019 and 2018, respectively, the Company did not incur a loss with respect to a specific significant service fee contract.

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

Ceding Commissions

Ceding commissions earned under reinsurance agreements are based on contractual formulas that take into account, in part, underwriting performance and investment returns experienced by the assuming companies. As experience changes, adjustments to the ceding commissions are reflected in the period incurred and are based on the claim experience of the related policy. The adjustment is calculated by adding the earned premium and investment income from the assets held in trust for the Company’s benefit less earned commissions, incurred claims and the reinsurer's fee for the coverage.

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

Policy and Contract Benefits

Member Benefit Claims

Member benefit claims represent claims paid on behalf of contract holders directly to third-party providers for roadside assistance and for the repair or replacement of covered products. Claims can also be paid directly to contract holders as a reimbursement payment, provided supporting documentation of loss is submitted to the Company. Claims are recognized as expense when incurred.

Net Losses and Loss Adjustment Expenses

Net losses and loss adjustment expenses represent losses and related claim adjudication and processing costs on insurance

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020
(in thousands, except share data)

contract claims, net of amounts ceded. Net losses include actual claims paid and the change in unpaid claim reserves.

Commissions Payable and Expense

Commissions are paid to distributors and retailers selling credit insurance policies, motor club memberships, mobile device protection, and warranty service contracts, and are generally deferred and expensed in proportion to the earning of related revenue. Credit insurance commission rates, in many instances, are set by state regulators and are also impacted by market conditions. In certain instances, credit insurance commissions are subject to retrospective adjustment based on the profitability of the related policies. Under these retrospective commission arrangements, the producer of the credit insurance policies receives a retrospective commission if the premium generated by that producer in the accounting period exceeds the costs associated with those policies, which includes the Company’s administrative fees, claims, reserves, and premium taxes. The Company analyzes the retrospective commission calculation periodically for each producer and, based on the analysis associated with each such producer, the Company records a liability for any positive net retrospective commission earned and due to the producer or, conversely, records a receivable, net of allowance, for amounts due from such producer for instances where the net result of the retrospective commission calculation is negative. Commissions payable are included in other liabilities and accrued expenses.

Recent Accounting Standards

Recently Adopted Accounting Pronouncements

Standard	Description	Adoption Date	Impact on Financial Statements
2016-13 Financial Instruments -Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
Topic 326 amended guidance on reporting credit losses for assets held on an amortized cost basis and AFS debt securities. For assets held on an amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in previous GAAP and instead requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For AFS debt securities, credit losses should be measured in a manner similar to previous GAAP; however, Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. Changes in the allowance account are recorded in the period of change as a credit loss expense or reversal of credit loss expense. The measurement of credit losses is not impacted, except that credit losses recognized are limited to the amount by which fair value is below amortized cost.

		January 1, 2020	The adoption of this guidance resulted in an immaterial reclassification from AOCI to retained earnings in the Company’s consolidated financial statements.
2018-13 Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement
The amendments in this update require additions, modifications and elimination to the fair value measurement disclosure. The objective of these disclosure requirements is to provide users of financial statements with information about assets and liabilities measured at fair value:
(a) The valuation techniques and inputs that a reporting entity uses to arrive at its measures of fair value, including judgments and assumptions that the entity makes,
(b) The uncertainty in the fair value measurements as of the reporting date, and
(c) How changes in fair value measurements affect an entity’s performance and cash flows.

		January 1, 2020	The retrospective adoption of this standard resulted in additional disclosures related to inputs of Level 3 investments. This adoption resulted in no material impact to the Company’s consolidated financial statements. See Note (12) Fair Value of Financial Instruments.
2018-02 Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	The amendments in this update allow a reclassification from AOCI to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The amendments in this update affect any entity that is required to apply the provisions of Topic 220 and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP.
		January 1, 2019	The adoption of this guidance resulted in an immaterial reclassification from AOCI to retained earnings in the Company’s consolidated financial statements.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020
(in thousands, except share data)

Standard	Description	Adoption Date	Impact on Financial Statements
2016-02 Leases (Topic 842)	This new standard introduced a new lessee model that brings substantially all leases onto the balance sheet. In addition, while the new guidance retains most of the principles of the previous existing lessor model in GAAP, it aligns many of those principles with ASC 606, Revenue From Contracts With Customers.
January 1, 2019
The adoption of this guidance (practical expedient) resulted in the Company recognizing a right of use asset of $32,052 as part of other assets and a lease liability of $33,558 as part of other liabilities and accrued expenses in the consolidated balance sheets, as well as de-recognizing the liability for deferred rent that was required under the previous guidance for its operating lease agreements at January 1, 2019.

2014-09 Revenue from Contracts with Customers (Topic 606)	This ASU outlined a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes previous revenue recognition guidance, including industry-specific guidance.
January 1, 2018	The Company has chosen the modified-retrospective method of adopting Topic 606, and has assessed these contracts and concluded that changes in accounting and revenue recognition upon adoption of Topic 606 were not material to the Company’s financial position as of January 1, 2018, and did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements, Not Yet Adopted

Standard	Description	Adoption Date	Impact on Financial Statements
2019-12 Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes	The standard eliminates the need for an organization to analyze whether the following apply in a given period (1) exception to the incremental approach for intraperiod tax allocation, (2) exceptions to accounting for basis differences when there are ownership changes in foreign investments and (3) exceptions in interim period income tax accounting for year-to-date losses that exceed anticipated losses. The ASU also is designed to improve financial statement preparers’ application of income tax-related guidance and simplify GAAP for (1) franchise taxes that are partially based on income, (2) transactions with a government that result in a step-up in the tax basis of goodwill, (3) separate financial statements of legal entities that are not subject to tax, and (4) enacted changes in tax laws in interim periods.	For public business entities, the amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of the amendments is permitted, including adoption in any interim period for public business entities for periods for which financial statements have not yet been issued. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period.
The Company is currently evaluating the effect on its consolidated financial statements.
2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting	The amendments in this update provide optional guidance for a limited period to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform if certain criteria are met.
		The standard is effective for all entities as of March 12, 2020, through December 31, 2022. The Company is evaluating their option to adopt the guidance when it is applicable.	The Company is currently evaluating the effect on its consolidated financial statements.

(3) Acquisitions

Acquisition of Sky Auto

On December 31, 2020, a subsidiary in our insurance business acquired all of the equity interests in Sky Auto for total net cash consideration of approximately $25,200. Sky Auto markets vehicle service contracts to consumers within the United States.

Identifiable assets acquired were primarily made up of goodwill and intangible assets. Management’s preliminary allocation of the purchase price to the net assets acquired resulted in the recording of goodwill and intangible assets of approximately

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020
(in thousands, except share data)

$20,000 and $5,340. It is expected that the tax basis in goodwill and intangible assets will be similar to the GAAP values provided above. See Note (9) Goodwill and Intangible Assets, net.

Acquisition of Smart AutoCare

On January 3, 2020, a subsidiary of the Company acquired (the Acquisition) all of the equity interests of Accelerated Service Enterprise LLC., SAC Holdings Inc., Dealer Motor Services, Inc., Independent Dealer Group, Inc., Ownershield, Inc., Freedom Insurance Company, Ltd. (Freedom), SAC Admin, Inc., SAC Insurance Company, Inc., Smart AutoCare, Inc. and Smart AutoCare Administration Solutions, Inc. (together Smart AutoCare), pursuant to the Equity Interest Purchase Agreement (the Purchase Agreement) between Fortegra Warranty Holdings, LLC. (Buyer) and Peter Masi (Seller), dated as of December 16, 2019. Concurrent with the Acquisition, Freedom terminated reinsurance agreements with affiliates of Seller (the Commutation Transaction).

Tiptree paid Seller $111,804, net of working capital true-ups, in cash at closing, $8,250 of which will be held in an escrow account for 18 months to satisfy indemnity claims. Simultaneously, pursuant to the Commutation Transaction, affiliates of Seller paid Freedom $102,000 in cash. The Purchase Agreement also provides for an earn out of up to $50,000 in cash based on Smart AutoCare achieving specified performance metrics measured on the 3-year and 5-year anniversary of closing (Reserve Based Earn-Out Amount) and an additional earn out of up to $30,000 payable in cash or Tiptree common stock based on Smart AutoCare achieving other certain specified performance metrics measured on the 4-year and 5-year anniversary of closing (Profits Based Earn-Out Amount). In addition, the purchase price will be subject to a true-up following the 5-year anniversary of the closing (Underwriting Profitability True-Up) based on the adequacy of certain legacy reserves, offset by certain earnings on new business. Fortegra Warranty may hold back all or a portion of any Reserve Based Earn-Out Amounts until final determination of the legacy reserves used to calculate the Underwriting Profitability True-Up if in Tiptree’s reasonable opinion such amount may be needed to offset a deficiency in such legacy reserves. In addition, if the deficiency in the legacy reserves used to calculate the Underwriting Profitability True-Up is greater than the aggregate amount owing to Seller for the Reserve-Based Earn-Out Amount and Profits-Based Earn-Out Amount, Seller shall pay Tiptree an amount equal to the lesser of such difference and $10,000.

Smart AutoCare’s results are included in the Company’s Insurance segment. The financial results of Smart AutoCare have been included in the Company’s results as of the acquisition date. For the period from the Acquisition until December 31, 2020, Smart AutoCare total revenue was $70,022 and the loss before taxes was $226.

The fair value of assets acquired and liabilities assumed represent the allocation as our evaluation of facts and circumstances available as of the acquisition date. The allocation of the purchase price to the intangible assets is based on fair value estimates and have been reviewed by management. The allocation of the purchase price has been finalized and all measurement period adjustments have been recorded.

Management’s allocation of the purchase price to the net assets acquired resulted in the recording of finite-lived intangible assets valued at $93,700, with an estimated amortization period of 5 to 13.5 years. It is expected that the tax basis in intangible assets will be similar to the GAAP values provided above. The residual amount of the purchase price after the allocation to net assets acquired and identifiable intangibles of $60,346 has been allocated to goodwill. This goodwill is included in the Insurance segment. It is expected that $21,127 of this goodwill will be tax deductible over a 15 year period.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020
(in thousands, except share data)

The following table presents the determination of the acquisition date fair value amounts for the identifiable assets acquired, liabilities assumed, and goodwill recorded in connection with the Acquisition, in accordance with the acquisition method of accounting:

As of January 3, 2020
Assets:
Investments:
Available for sale securities, at fair value	$110
Total investments	110
Cash and cash equivalents	120,934
Restricted cash	764
Notes and accounts receivable, net	6,214
Reinsurance receivables	71,337
Intangible assets, net	93,700
Other assets	34,053
Total assets	$327,112

Liabilities:
Policy liabilities and unpaid claims	$55,151
Deferred revenue	182,568
Reinsurance payable	27,075
Other liabilities and accrued expenses	10,860
Total liabilities	275,654
Net assets acquired	51,458
Goodwill	60,346
$111,804

Acquisition costs	$3,539

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

On July 1, 2019, a subsidiary in our insurance business acquired a majority interest in Ingenasys, Ltd., the parent holding company of Defend Insurance Group (Defend), for total net cash consideration of approximately $4,600. Defend is an automotive finance and insurance provider and insurance administrator operating in the Czech Republic, Poland, Hungary, Slovakia, and the UK. Identifiable assets acquired were primarily made up of goodwill and intangible assets. See Note (9) Goodwill and Intangible Assets, net.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020
(in thousands, except share data)

(4) Dispositions, Assets and Liabilities Held for Sale and Discontinued Operations

Dispositions

On April 26, 2019, the Company completed the sale of the management contracts and related assets for the CLOs managed by Telos Asset Management, LLC (Telos). The pre-tax gain on sale for the year ended December 31, 2019 was $7,598, which is included in other revenue. See (16) Other Revenue and Other Expenses. The sale did not meet the requirements to be classified as a discontinued operation.

The sale agreement also contains a provision which provides for contingent consideration if the Telos business achieves specific performance metrics. This contingent consideration represents a gain contingency, and the Company will not recognize any additional gain unless such consideration is realized.

On February 1, 2018, the Company completed the sale of Care, as well as two senior living properties held in our insurance business, to Invesque Inc. (Invesque). The pre-tax comprehensive income on the sale was approximately $54,860, which consists of $56,860 gain on sale of a subsidiary, $1,845 of realized gain on the sale of the insurance properties, offset by the reclassification of an interest rate swap from AOCI of $3,845. The gain on sale of a subsidiary includes $10,676 of earnout consideration recognized in December 2018 as a result of a portfolio disposition by Invesque.

Total consideration received for the sale of Care was $150,741, including approximately 16.6 million shares of Invesque, resulting in an ownership of approximately 34% of the acquiring company at the time of sale. The Company has elected to apply the fair value option to the investment in Invesque. As such, these shares are held at fair value within equity securities.

When the Company entered into a purchase agreement on November 16, 2017 to sell Care, the Company concluded that the sale met the requirements to be classified as a discontinued operation. As a result, the Company reclassified the income and expenses attributable to Care to net income (loss) from discontinued operations through the completion of the sale.

Assets and Liabilities Held for Sale

The Company has entered into a definitive agreement to sell Luxury, and it is classified as held for sale at December 31, 2020 and December 31, 2019. The agreement did not meet the requirements to be classified as a discontinued operation. The following table presents detail of Luxury’s assets and liabilities held for sale in the consolidated balance sheets for the following periods:

	As of
	December 31, 2020	December 31, 2019
Assets:
Investments:
Loans, at fair value	$164,802	$98,272
Other investments	4,345	1,019
Total investments	169,147	99,291
Cash and cash equivalents	4,870	7,137
Restricted cash	9	—
Notes and accounts receivable, net	1,760	238
Other assets	5,919	1,169
Assets held for sale	$181,705	$107,835

Liabilities:
Debt, net	$162,072	$97,822
Other liabilities and accrued expenses (1)	13,040	4,608
Liabilities held for sale	$175,112	$102,430
(1)    Includes deferred tax liabilities of $939 as of December 31, 2020.

During the year ended December 31, 2020, the Company recorded an impairment of $4,428 related to assets and liabilities held for sale. See Note (16) Other Revenue and Other Expenses. No impairment related to assets and liabilities held for sale was recorded for the years ended December 31, 2019 or 2018.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020
(in thousands, except share data)

Luxury has a total borrowing capacity at December 31, 2020 of $214,000. As of December 31, 2020 and 2019, a total of $162,072 and $97,822, respectively, was outstanding under such financing agreements.

Discontinued Operations

The following table presents detail of Care’s revenues and expenses of discontinued operations in the consolidated statements of operations for the following periods:

	Year Ended December 31,
	2020	2019	2018
Revenues:
Rental and related revenue	$—	$—	$6,476
Other revenue	—	—	149
Total revenues	—	—	6,625
Expenses:
Employee compensation and benefits	—	—	2,788
Interest expense	—	—	1,252
Other expenses	—	—	1,961
Total expenses	—	—	6,001
Net income (loss) before taxes from discontinued operations	—	—	624
Gain on sale of discontinued operations	—	—	56,860
Less: provision (benefit) for income taxes	—	—	13,714
Net income (loss) from discontinued operations	$—	$—	$43,770
The following table presents a summary of cash flows related to discontinued operations included in the consolidated statements of cash flows for the following periods:

	Year Ended December 31,
	2020	2019	2018
Net cash provided by (used in):
Operating activities	$—	$—	$(2,095)
Investing activities	—	—	(592)
Financing activities	—	—	(123)
Net cash flows provided by discontinued operations	$—	$—	$(2,810)

Significant Accounting Policies Related to Dispositions and Discontinued Operations

Except as noted below, Care and our CLO management business adhered to the Significant Accounting Policies as described in Note (2) Summary of Significant Accounting Policies.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020
(in thousands, except share data)

Management Fee Income

The Company earned management and incentive fees from the CLOs it managed. These management fees were paid periodically in accordance with the terms of the individual management agreements for as long as the Company managed the funds. Management fees typically consisted of fees based on the amount of assets held in the CLOs. Management fees were recognized as revenue when earned. The Company did not recognize incentive fees until all contractual contingencies were removed. Management fee income is recorded in other revenue.

(5) Segment Data

Tiptree is a holding company that allocates capital across a broad spectrum of businesses, assets and other investments. Tiptree’s principal operating subsidiary, The Fortegra Group, LLC (Fortegra), along with its subsidiaries, is a leading provider of specialty insurance underwriting, warranty and service contract products and related service solutions. Based on the ASC 280 quantitative analysis performed as of December 31, 2020, our reportable segments are Insurance and Mortgage. We refer to our non-insurance operations, assets and other investments, which is comprised of our Mortgage reportable segment and our non-reportable operating segments and other business activities, as Tiptree Capital. Corporate activities include holding company interest expense, employee compensation and benefits, and other expenses.

Our reportable segments’ income or loss is reported before income taxes and non-controlling interests. Segment results incorporate the revenues and expenses of these subsidiaries since they commenced operations or were acquired. For the year ended December 31, 2020, Mortgage has been broken out of Tiptree Capital as a reportable segment since it meets the quantitative threshold for disclosure. Prior year segments have been conformed to the current year presentation. Intercompany transactions are eliminated.

Descriptions of our Insurance reportable segment and Tiptree Capital, including our Mortgage reportable segment are as follows:

Insurance operations are conducted through Fortegra, which includes Fortegra Financial Corporation and Fortegra Warranty. Fortegra underwrites and administers specialty insurance programs and products, and is a leading provider of credit and asset protection products and administration services. Fortegra’s programs are provided across a diverse range of products and services including credit protection insurance, warranty and service contract products, premium finance, and niche personal and commercial lines of insurance. On January 3, 2020, Fortegra Warranty acquired Smart AutoCare, a vehicle warranty solutions provider in the United States. On December 31, 2020, Fortegra acquired Sky Auto, a vehicle service contract marketer within the United States. See Note (3) Acquisitions.

Tiptree Capital:

Mortgage operations are conducted through Reliance. The Company’s mortgage origination business originates loans for sale to institutional investors, including GSEs and FHA/VA and services loans on behalf of Fannie Mae, Freddie Mac, and GNMA.

Other includes our asset management, mortgage operations of Luxury, shipping operations, and other investments (including our Invesque shares).

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020
(in thousands, except share data)

The tables below present the components of revenue, expense, income (loss) before taxes, and assets for our reportable segments as well as Tiptree Capital - Other for the following periods:

	Year Ended December 31, 2020
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Total revenues	$691,061	$112,165	$7,075	$810,301
Total expenses	(664,113)	(81,063)	(68,317)	(813,493)
Corporate expenses	—	—	—	(35,660)
Income (loss) before taxes	$26,948	$31,102	$(61,242)	$(38,852)
Less: provision (benefit) for income taxes				(13,627)
Net income (loss)				$(25,225)
Less: net income (loss) attributable to non-controlling interests				3,933
Net income (loss) attributable to common stockholders				$(29,158)

	Year Ended December 31, 2019
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Total revenues	$635,085	$66,121	$71,522	$772,728
Total expenses	(598,055)	(63,162)	(48,131)	(709,348)
Corporate expenses	—	—	—	(34,241)
Income (loss) before taxes	$37,030	$2,959	$23,391	$29,139
Less: provision (benefit) for income taxes				9,017
Net income (loss)				$20,122
Less: net income (loss) attributable to non-controlling interests				1,761
Net income (loss) attributable to common stockholders				$18,361

	Year Ended December 31, 2018
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Total revenues	$544,586	$51,624	$29,616	$625,826
Total expenses	(530,414)	(51,289)	(33,675)	(615,378)
Corporate expenses	—	—	—	(30,244)
Income (loss) before taxes from continuing operations	$14,172	$335	$(4,059)	$(19,796)
Less: provision (benefit) for income taxes				(5,909)
Net income (loss) from discontinued operations				43,770
Net income (loss)				$29,883
Less: net income (loss) attributable to non-controlling interests				5,950
Net income (loss) attributable to Common Stockholders				$23,933

The Company conducts its operations primarily in the U.S. with less than 6% of total revenues generated overseas for the years ended December 31, 2020, 2019 and 2018.

The following table presents the reportable segments and Tiptree Capital - Other assets for the following periods:

	As of December 31, 2020					As of December 31, 2019
		Tiptree Capital					Tiptree Capital
	Insurance	Mortgage	Other	Corporate	Total	Insurance	Mortgage	Other	Corporate	Total
Total assets	$2,452,798	$217,138	$302,068	$23,756	$2,995,760	$1,730,636	$154,589	$297,009	$16,052	$2,198,286

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020
(in thousands, except share data)

(6) Investments

The following table presents the Company's investments related to insurance operations (Insurance) and investments from other Tiptree investing activities (Tiptree Capital), measured at fair value as of the following periods:

	As of December 31, 2020
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Available for sale securities, at fair value, net of allowance for credit losses	$377,133	$—	$—	$377,133
Loans, at fair value	7,795	82,937	—	90,732
Equity securities	98,130	—	25,708	123,838
Other investments	125,833	9,439	84,429	219,701
Total investments	$608,891	$92,376	$110,137	$811,404

	As of December 31, 2019
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Available for sale securities, at fair value, net of allowance for credit losses	$335,192	$—	$—	$335,192
Loans, at fair value	10,174	98,720	—	108,894
Equity securities	62,816	—	92,562	155,378
Other investments	42,452	7,490	87,530	137,472
Total investments	$450,634	$106,210	$180,092	$736,936

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020
(in thousands, except share data)

Available for Sale Securities, at fair value, net of allowance for credit losses

All of the Company’s investments in Available for Sale Securities, at fair value, net of allowance for credit losses (AFS securities) as of December 31, 2020 and December 31, 2019 are held by subsidiaries in the insurance business. The following tables present the Company's investments in AFS securities:

	As of December 31, 2020
	Amortized cost	Allowance for Credit Losses(1)	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$191,116	$—	$5,245	$(58)	$196,303
Obligations of state and political subdivisions	42,583	—	1,768	(1)	44,350
Corporate securities	92,761	—	2,181	(1)	94,941
Asset backed securities	37,975	—	316	(2,099)	36,192
Certificates of deposit	1,355	—	—	—	1,355
Obligations of foreign governments	3,961	—	31	—	3,992
Total	$369,751	$—	$9,541	$(2,159)	$377,133

(1) - Represents the amount of impairment that has resulted from credit-related factors, and therefore was recognized in the consolidated statements of operations (as a credit loss on AFS securities). Amount excludes unrealized losses relating to non-credit factors.

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

	As of
	December 31, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$30,306	$30,602	$9,584	$9,602
Due after one year through five years	149,378	153,406	130,223	131,952
Due after five years through ten years	26,621	27,479	19,508	20,125
Due after ten years	125,471	129,454	128,039	129,495
Asset backed securities	37,975	36,192	45,634	44,018
Total	$369,751	$377,133	$332,988	$335,192

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020
(in thousands, except share data)

The following tables present the gross unrealized losses on AFS securities by length of time that individual AFS securities have been in a continuous unrealized loss position for less than twelve months, and twelve months or greater and do not have an allowance for credit losses:

	As of December 31, 2020
	Less Than or Equal to One Year			More Than One Year
	Fair value	Gross unrealized losses	# of Securities	Fair value	Gross unrealized losses	# of Securities
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$15,323	$(58)	41	$2	$—	2
Obligations of state and political subdivisions	379	(1)	5	—	—	—
Corporate securities	901	(1)	3	—	—	—
Asset backed securities	—	—	—	18,927	(2,099)	9
Total	$16,603	$(60)	49	$18,929	$(2,099)	11

	As of December 31, 2019
	Less Than or Equal to One Year			More Than One Year
	Fair value	Gross unrealized losses	# of Securities	Fair value	Gross unrealized losses	# of Securities
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$31,416	$(132)	75	$3,888	$(12)	38
Obligations of state and political subdivisions	3,774	(15)	20	—	—	—
Corporate securities	2,820	(2)	12	742	—	7
Asset backed securities	3,878	(11)	17	19,480	(1,694)	11
Total	$41,888	$(160)	124	$24,110	$(1,706)	56
Management believes that it is more likely than not that the Company will be able to hold the fixed maturity AFS securities that were in an unrealized loss position as of December 31, 2020 until full recovery of their amortized cost basis.

The table below presents a roll-forward of the activity in the allowance for credit losses on AFS securities by type as of December 31, 2020:

	Obligations of state and political subdivisions	Corporate securities	Asset backed securities	Total
Increase in the allowance for the initial adoption of ASU 2016-13	$(1)	$(50)	$(2)	$(53)
Reduction in credit losses due to AFS securities sold during the year	—	3	—	3
Recoveries of amounts previously written off during the year	1	47	2	50
Ending balance of the allowance for credit losses on AFS securities	$—	$—	$—	$—

The Company applies a discounted cash flow model, based on assumptions and model outputs provided by an investment management company, in determining its lifetime expected credit losses on AFS securities. This includes determining the present value of expected future cash flows discounted at the book yield of the security.

The table below presents the amount of credit losses (gains from recoveries) on AFS securities recorded by the Company for the following period:

Year Ended December 31, 2020
Credit losses (gains from recoveries) on AFS securities	$(53)

Pursuant to certain reinsurance agreements and statutory licensing requirements, the Company has deposited invested assets in custody accounts or insurance department safekeeping accounts. The Company cannot remove or replace investments in

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020
(in thousands, except share data)

regulatory deposit accounts without prior approval of the contractual party or regulatory authority, as applicable. The following table presents the Company's restricted investments included in the Company's AFS securities:

	As of
	December 31, 2020	December 31, 2019
Fair value of restricted investments in trust pursuant to reinsurance agreements	$44,349	$33,478
Fair value of restricted investments for special deposits required by state insurance departments	9,447	6,275
Total fair value of restricted investments	$53,796	$39,753

The following table presents additional information on the Company’s AFS securities:

	For the Year Ended December 31,
	2020	2019	2018
Purchases of AFS securities	$158,357	$253,415	$192,288

Proceeds from maturities, calls and prepayments of AFS securities	$84,923	$36,459	$30,089

Gains (losses) realized on maturities, calls and prepayments of AFS securities	$—	$—	$(30)

Gross proceeds from sales of AFS securities	$35,603	$170,495	$56,191

The following table presents the gross realized gains and gross realized losses from sales and or redemptions of AFS securities:

	For the Year Ended December 31,
	2020	2019	2018
Gross realized gains	$594	$1,558	$50
Gross realized (losses)	(66)	(246)	(839)
Total net realized gains (losses) from investment sales and redemptions	528	1,312	(789)

Loans, at fair value

The following table presents the Company’s investments in loans measured at fair value and the Company’s investments in loans measured at fair value pledged as collateral:

	As of December 31, 2020				As of December 31, 2019
	Fair value	Unpaid principal balance (UPB)	Fair value exceeds / (below) UPB	Pledged as Collateral	Fair value	Unpaid principal balance (UPB)	Fair value exceeds / (below) UPB	Pledged as Collateral
Insurance:
Corporate loans (1)	$7,795	$12,281	$(4,486)	$—	$9,787	$12,006	$(2,219)	$—
Non-performing loans (2)	—	—	—	—	387	409	(22)	—
Mortgage:
Mortgage loans held for sale (3)	82,937	78,590	4,347	81,630	98,720	95,680	3,040	98,086
Total loans, at fair value	$90,732	$90,871	$(139)	$81,630	$108,894	$108,095	$799	$98,086
(1)    The cost basis of Corporate loans was approximately $11,282 and $11,969 at December 31, 2020 and December 31, 2019, respectively.
(2)    The cost basis of NPLs was approximately $282 at December 31, 2019, respectively. The are no NPLs as of December 31, 2020.
(3)    As of December 31, 2020 and December 31, 2019, there were two mortgage loans held for sale and one mortgage loan held for sale that were 90 days or more past due, respectively, with a fair value of $534 and $198, respectively.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020
(in thousands, except share data)

Equity securities

Equity securities represents the carrying amount of the Company's basis in equity investments. Included within the equity securities balance are 17.0 million shares of Invesque as of December 31, 2020, and 16.6 million as of December 31, 2019, for which the Company has elected to apply the fair value option. The following table presents information on the cost and fair value of the Company’s equity securities related to insurance operations and other Tiptree investing activity as of the following periods:

	As of December 31, 2020
	Insurance		Tiptree Capital - Other		Total
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Invesque	$23,339	$5,370	$111,491	$25,708	$134,830	$31,078
Fixed income exchange traded fund	62,438	63,875	—	—	62,438	63,875
Other equity securities	38,069	28,885	—	—	38,069	28,885
Total equity securities	$123,846	$98,130	$111,491	$25,708	$235,337	$123,838

	As of December 31, 2019
	Insurance		Tiptree Capital - Other		Total
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Invesque	$23,188	$19,376	$110,688	$92,562	$133,876	$111,938
Fixed income exchange traded fund	25,256	25,039	—	—	25,256	25,039
Other equity securities	35,889	18,401	—	—	35,889	18,401
Total equity securities	$84,333	$62,816	$110,688	$92,562	$195,021	$155,378

Other investments

The following table contains information regarding the Company’s other investments as of the following periods:

	As of December 31, 2020
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Corporate bonds, at fair value (1)	$105,777	$—	$—	$105,777
Vessels, net (2)	—	—	83,028	83,028
Debentures	17,703	—	—	17,703
Other	2,353	9,439	1,401	13,193
Total other investments	$125,833	$9,439	$84,429	$219,701

	As of December 31, 2019
		Tiptree Capital
	Insurance	Mortgage	Other	Total
Corporate bonds, at fair value (1)	$20,705	$—	$—	$20,705
Vessels, net (2)	—	—	85,991	85,991
Debentures	15,423	—	—	15,423
Other	6,324	7,490	1,539	15,353
Total other investments	$42,452	$7,490	$87,530	$137,472

(1)    The cost basis of corporate bonds was $97,284 and $20,146 as of December 31, 2020 and December 31, 2019, respectively.
(2)     Net of accumulated depreciation of $8,372 and $3,817 as of December 31, 2020 and December 31, 2019, respectively.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020
(in thousands, except share data)

Net Investment Income - Insurance

Net investment income represents investment income and expense from investments related to insurance operations as disclosed within net investment income on the consolidated statements of operations. The following table presents the components of net investment income by source of income:

	For the Year Ended December 31,
	2020	2019	2018
Interest:
AFS securities	$7,685	$8,404	$6,560
Loans, at fair value	801	3,284	10,809
Other investments	4,245	1,218	1,350
Dividends from equity securities	1,482	2,813	2,092
Other	8	—	97
Subtotal	14,221	15,719	20,908
Less: investment expenses	4,305	1,702	1,729
Net investment income	$9,916	$14,017	$19,179

Other Investment Income - Tiptree Capital

Other investment income represents other revenue from other Tiptree non-insurance activities as disclosed within other revenue on the consolidated statements of operations, see Note (16) Other Revenue and Other Expenses. The following tables present the components of other investment income by type:

	For the Year Ended December 31,
	2020	2019	2018
Interest:
Loans, at fair value (1)	$5,617	$6,206	$4,343
Other	—	269	175
Dividends from equity securities	2,533	10,132	9,224
Loan fee income	17,900	12,631	7,827
Vessel related revenue	22,697	16,747	3,972
Other investment income	$48,747	$45,985	$25,541
(1)    Primarily relates to Loans, at fair value classified as Held for Sale. See Note (4) Dispositions, Assets and Liabilities Held for Sale and Discontinued Operations

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020
(in thousands, except share data)

Net realized and unrealized gains (losses)

The following table presents the components of net realized and unrealized gains (losses) recorded on the consolidated statements of operations. Net unrealized gains (losses) on AFS securities are included within other comprehensive income (OCI), and as such, are not included in this table. Net realized and unrealized gains (losses) on non-investment financial assets and liabilities are included below:

	For the Year Ended December 31,
	2020	2019	2018
Net realized gains (losses)
Insurance:
Reclass of unrealized gains (losses) on AFS securities from OCI	$528	$1,312	$(819)
Gains from recoveries (credit losses) on AFS securities	53	—	—
Net realized gains (losses) on loans	(945)	2,100	2,071
Net realized gains (losses) on equity securities	(24,586)	947	2,721
Net realized gain on corporate bonds	7,299	39	1,627
Other	2,511	279	—
Tiptree Capital
Mortgage:
Net realized gains (losses) on loans	101,411	52,617	44,509
Other:
Net realized gains (losses) on loans (1)	35,753	23,403	16,638
Other	—	(260)	(2,084)
Total net realized gains (losses)	122,024	80,437	64,663

Net unrealized gains (losses)
Insurance:
Net change in unrealized gains (losses) on loans	(1,461)	(3,899)	(4,730)
Net unrealized gains (losses) on equity securities held at period end	(22,793)	7,621	(9,815)
Reclass of unrealized (gains) losses from prior periods for equity securities sold	17,290	(807)	(2,291)
Other	10,162	(697)	(428)
Tiptree Capital
Mortgage:
Net change in unrealized gains (losses) on loans	1,270	840	134
Other	(6,093)	357	(2,246)
Other:
Net change in unrealized gains (losses) on loans (1)	2,185	983	60
Net unrealized gains (losses) on equity securities held at period end	(67,656)	(992)	(17,134)
Other	7,482	25	569
Total net unrealized gains (losses)	(59,614)	3,431	(35,881)
Total net realized and unrealized gains (losses)	$62,410	$83,868	$28,782
(1)    Primarily relates to Loans, at fair value classified as Held for Sale. See Note (4) Dispositions, Assets and Liabilities Held for Sale and Discontinued Operations

(7) Notes and Accounts Receivable, net

The following table presents the total notes and accounts receivable, net:

	As of December 31,
	2020	2019
Notes receivable, net - premium financing program	$62,075	$42,192
Accounts and premiums receivable, net	95,269	50,712
Retrospective commissions receivable	131,760	105,387
Trust receivables	54,393	63,925
Other receivables	26,955	24,752
Total notes and accounts receivable, net	$370,452	$286,968

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020
(in thousands, except share data)

The following table presents the total valuation allowance and bad debt expense for the following periods:

	Valuation allowance		Bad Debt Expense
	As of December 31,		For the Year Ended December 31,
	2020	2019	2020	2019	2018
Notes receivable, net - premium financing program (1)	$101	$95	$223	$175	$195

Accounts and premiums receivable, net	$169	$109	$28	$36	$39
(1)    As of December 31, 2020 and December 31, 2019, there were $215 and $93 in balances classified as 90 days plus past due, respectively.

(8) Reinsurance Receivables

The following table presents the effect of reinsurance on premiums written and earned by our insurance business for the following periods:

	Direct amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount - assumed to net
As of December 31, 2020
Life insurance in force	$5,153,151	$2,985,196	$—	$2,167,955
For the Year Ended December 31, 2020
Premiums written:
Life insurance	$69,704	$39,761	$1,550	$31,493	4.9%
Accident and health insurance	117,235	78,233	12,696	51,698	24.6%
Property and liability insurance	825,845	509,818	144,332	460,359	31.4%
Total premiums written	1,012,784	627,812	158,578	543,550	29.2%

Premiums earned:
Life insurance	68,637	37,194	1,437	32,880	4.4%
Accident and health insurance	118,183	78,365	11,599	51,417	22.6%
Property and liability insurance	691,310	405,469	107,853	393,694	27.4%
Total premiums earned	$878,130	$521,028	$120,889	$477,991	25.3%

As of December 31, 2019
Life insurance in force	$5,176,056	$2,884,009	$—	$2,292,047
For the Year Ended December 31, 2019
Premiums written:
Life insurance	$75,060	$40,555	$1,692	$36,197	4.7%
Accident and health insurance	133,514	87,447	3,201	49,268	6.5%
Property and liability insurance	709,515	350,093	92,246	451,668	20.4%
Total premiums written	918,089	478,095	97,139	537,133	18.1%

Premiums earned:
Life insurance	68,282	35,929	1,607	33,960	4.7%
Accident and health insurance	123,182	82,660	3,165	43,687	7.2%
Property and liability insurance	597,852	242,180	65,789	421,461	15.6%
Total premiums earned	$789,316	$360,769	$70,561	$499,108	14.1%

As of December 31, 2018
Life insurance in force	$4,846,303	$2,662,173	$—	$2,184,130
For the Year ended December 31, 2018
Premiums written:
Life insurance	$69,516	$38,239	$1,874	$33,151	5.7%
Accident and health insurance	126,951	85,136	3,229	45,044	7.2%
Property and liability insurance	616,135	277,856	50,346	388,625	13.0%
Total premiums written	812,602	401,231	55,449	466,820	11.9%

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020
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

The following table presents the components of policy and contract benefits, including the effect of reinsurance on losses and loss adjustment expenses (LAE) incurred:

	Direct amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount - assumed to net
For the Year Ended December 31, 2020
Losses and LAE Incurred
Life insurance	$46,268	$27,292	$645	$19,621	3.3%
Accident and health insurance	18,354	15,715	7,032	9,671	72.7%
Property and liability insurance	282,906	182,115	48,165	148,956	32.3%
Total losses and LAE incurred	347,528	225,122	55,842	178,248	31.3%
	Member benefit claims (1)			58,650
	Total policy and contract benefits			$236,898

For the Year Ended December 31, 2019
Losses and LAE Incurred
Life insurance	$38,306	$22,607	$443	$16,142	2.7%
Accident and health insurance	18,832	15,022	362	4,172	8.7%
Property and liability insurance	225,200	147,290	52,785	130,695	40.4%
Total losses and LAE incurred	282,338	184,919	53,590	151,009	35.5%
	Member benefit claims (1)			19,672
	Total policy and contract benefits			$170,681

For the Year ended December 31, 2018
Losses and LAE Incurred
Life insurance	$36,488	$21,037	$886	$16,337	5.4%
Accident and health insurance	18,986	15,666	686	4,006	17.1%
Property and liability insurance	227,512	141,184	28,181	114,509	24.6%
Total losses and LAE incurred	282,986	177,887	29,753	134,852	22.1%
	Member benefit claims (1)			17,243
	Total policy and contract benefits			$152,095
(1)    Member benefit claims are not covered by reinsurance.

The following table presents the components of the reinsurance receivables:

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020
(in thousands, except share data)

	As of
	December 31, 2020	December 31, 2019
Prepaid reinsurance premiums:
Life insurance (1)	$70,066	$72,675
Accident and health insurance (1)	66,261	66,393
Property and liability insurance (2)	423,868	286,411
Total	560,195	425,479

Ceded claim reserves:
Life insurance	4,133	3,350
Accident and health insurance	11,118	11,065
Property and liability insurance	98,092	74,384
Total ceded claim reserves recoverable	113,343	88,799
Other reinsurance settlements recoverable	54,471	25,555
Reinsurance receivables	$728,009	$539,833
(1)    Including policyholder account balances ceded.
(2)    Includes amounts from the acquired balance sheet of Smart AutoCare. See Note (3) Acquisitions.
The following table presents the aggregate amount included in reinsurance receivables that is comprised of the three largest receivable balances from non-affiliated reinsurers:

As of
December 31, 2020
Total of the three largest receivable balances from non-affiliated reinsurers	$164,857

As of December 31, 2020, the non-affiliated reinsurers from whom our insurance business has the largest receivable balances were: MFI Insurance Company, LTD (A. M. Best Rating: Not rated), Frandisco Property and Casualty Company (A. M. Best Rating: Not rated) and Canada Life International Reinsurance (Barbados) Corporation (A. M. Best Rating: Not rated).The related receivables of these reinsurers are collateralized by assets on hand, assets held in trust accounts and letters of credit. As of December 31, 2020, the Company does not believe there is a risk of loss due to the concentration of credit risk in the reinsurance program given the collateralization.

(9) Goodwill and Intangible Assets, net

The following table presents identifiable finite and indefinite-lived intangible assets, accumulated amortization, and goodwill by operating segment and/or reporting unit, as appropriate:

	As of December 31, 2020			As of December 31, 2019
	Insurance	Other	Total	Insurance	Other	Total
Customer relationships	$143,300	$—	$143,300	$53,500	$—	$53,500
Accumulated amortization	(32,263)	—	(32,263)	(24,318)	—	(24,318)
Trade names	14,750	800	15,550	6,750	800	7,550
Accumulated amortization	(4,382)	(440)	(4,822)	(3,273)	(360)	(3,633)
Software licensing	9,300	640	9,940	8,500	640	9,140
Accumulated amortization	(8,650)	(503)	(9,153)	(8,500)	(411)	(8,911)
Insurance policies and contracts acquired	36,500	—	36,500	36,500	—	36,500
Accumulated amortization	(36,238)	—	(36,238)	(36,115)	—	(36,115)
Insurance licensing agreements(1)	13,761	—	13,761	14,261	—	14,261
Other	640	1,000	1,640	—	—	—
Intangible assets, net	136,718	1,497	138,215	47,305	669	47,974
Goodwill	177,528	1,708	179,236	97,439	1,708	99,147
Total goodwill and intangible assets, net	$314,246	$3,205	$317,451	$144,744	$2,377	$147,121
(1)    Represents intangible assets with an indefinite useful life. Impairment tests are performed at least annually on these assets.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020
(in thousands, except share data)

Goodwill

The following table presents the activity in goodwill, by operating segment and/or reporting unit, as appropriate, and includes the adjustments made to the balance of goodwill to reflect the effect of the final valuation adjustments made for acquisitions, as well as the reduction to any goodwill attributable to impairment related charges:

	Insurance	Other(1)	Total
Balance at December 31, 2018	$89,854	$1,708	$91,562
Goodwill acquired (2)	7,585	—	7,585
Balance at December 31, 2019	97,439	1,708	99,147
Goodwill acquired (2)	84,476	—	84,476
Purchase accounting adjustments (3)	(4,387)	—	(4,387)
Balance at December 31, 2020	$177,528	$1,708	$179,236

Accumulated impairments	$—	$699	$699
(1)    Other is primarily comprised of Mortgage.
(2)    Relates to acquisitions in respective years. See Note (3) Acquisitions.
(3)    Relates to adjustments during the measurement period as permitted under ASC 805 for the final valuation of acquisitions in our insurance business as of July 1, 2019 and January 3, 2020.

The Company conducts annual impairment tests of its goodwill as of October 1. For the years ended December 31, 2020, 2019 and 2018, no impairments were recorded on the Company’s goodwill.

Intangible Assets, net

The following table presents the activity, by operating segment and/or reporting unit, as appropriate, in finite and indefinite-lived other intangible assets and includes the adjustments made to the balance to reflect the effect of any final valuation adjustments made for acquisitions, as well as any reduction attributable to impairment-related charges:

	Insurance	Other	Total
Balance at December 31, 2018	$51,281	$840	$52,121
Intangible assets acquired (1)	3,750	—	3,750
Less: amortization expense	(7,726)	(171)	(7,897)
Balance at December 31, 2019	$47,305	$669	$47,974
Intangible assets acquired (1) (2)	99,040	1,000	100,040
Purchase accounting adjustment (3)	(300)	—	(300)
Less: amortization expense	(9,327)	(172)	(9,499)
Balance at December 31, 2020	$136,718	$1,497	$138,215
(1)    Relates to acquisitions in respective years. See Note (3) Acquisitions.
(2)    The addition to Other relates to a fishing license acquired by our shipping operations.
(3)    Relates to adjustments during the measurement period as permitted under ASC 805 for the final valuation of an acquisition in our insurance business as of July 1, 2019.

The following table presents the amortization expense on finite-lived intangible assets for the following periods:

	For the Year Ended December 31,
	2020	2019	2018
Amortization expense on intangible assets	$9,499	$7,897	$9,729

For the years ended December 31, 2020, 2019 and 2018, no impairments were recorded on the Company’s intangible assets.

The following table presents the amortization expense on finite-lived intangible assets for the next five years and thereafter by operating segment and/or reporting unit, as appropriate:

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020
(in thousands, except share data)

	As of December 31, 2020
	Insurance	Other(1)	Total
2021	$12,951	$170	$13,121
2022	14,459	127	14,586
2023	14,198	80	14,278
2024	12,811	80	12,891
2025	11,101	40	11,141
2026 and thereafter	57,437	—	57,437
Total	$122,957	$497	$123,454
(1)    Other is primarily comprised of Mortgage.

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

The following table presents the gross notional and fair value amounts of derivatives (on a gross basis) categorized by underlying risk:

	As of December 31, 2020			As of December 31, 2019
	Notional values	Asset derivatives	Liability derivatives	Notional values	Asset derivatives	Liability derivatives
Interest rate lock commitments	$219,929	$9,207	$—	$279,048	$7,336	$—
Forward delivery contracts	35,979	—	22	87,773	36	—
TBA mortgage backed securities	291,000	232	1,508	235,000	118	428
Other	3,058	2,090	560	10,360	—	3,330
Total	$549,966	$11,529	$2,090	$612,181	$7,490	$3,758

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020
(in thousands, except share data)

(11) Debt, net

The following table presents the balance of the Company’s debt obligations, net of discounts and deferred financing costs.

		Stated interest rate or range of rates		Maximum borrowing capacity as of	As of
Debt Type	Stated maturity date			December 31, 2020	December 31, 2020	December 31, 2019
Corporate debt
Secured revolving credit agreements	August 2023	LIBOR +	2.25%	$200,000	$—	$25,000
Secured term credit agreements	February 2025	LIBOR +	6.75%	120,313	120,313	68,210
Preferred trust securities	June 2037	LIBOR +	4.10%	35,000	35,000	35,000
Junior subordinated notes	October 2057	8.50%		125,000	125,000	125,000
Total corporate debt					280,313	253,210
Asset based debt (1)
Asset based revolving financing	October 2023	LIBOR +	2.75%	75,000	27,510	21,576
Residential mortgage warehouse borrowings (2)	April 2021 -	LIBOR +	2.00%	110,000	55,994	90,673
	August 2021	to LIBOR +	3.00%
Vessel backed term loan	November 2024	LIBOR +	4.75%	15,800	15,800	18,000
Total asset based debt					99,304	130,249
Total debt, face value					379,617	383,459
Unamortized discount, net					(2,035)	(198)
Unamortized deferred financing costs					(11,336)	(8,807)
Total debt, net					$366,246	$374,454
(1)    Asset based debt is generally recourse only to specific assets and related cash flows.
(2)    The weighted average coupon rate for residential mortgage warehouse borrowings was 2.75% and 3.83% at December 31, 2020 and December 31, 2019, respectively.

The following table presents the amount of interest expense the Company incurred on its debt for the following periods:

	For the Year Ended December 31,
	2020	2019	2018
Interest expense - corporate debt	$23,322	$19,682	$18,162
Interest expense - asset based debt	9,260	7,377	8,851
Interest expense on debt	$32,582	$27,059	$27,013

The following table presents the contractual principal payments and future maturities of the unpaid principal balance on the Company’s debt for the following periods:

As of
December 31, 2020
2021	$64,444
2022	8,450
2023	35,960
2024	15,450
2025	95,313
2026 and thereafter	160,000
Total	$379,617

The following narrative is a summary of certain terms of our debt agreements for the period ended December 31, 2020:
Corporate Debt

Secured Revolving Credit Agreements

As of December 31, 2020 and December 31, 2019, a total of $0 and $25,000, respectively, was outstanding under the revolving line of credit in our insurance business.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020
(in thousands, except share data)

On August 4, 2020, Fortegra entered into an Amended and Restated Credit Agreement by and among Fortegra Financial and its subsidiary, LOTS Intermediate Co., as borrowers, the lenders from time to time party thereto, certain of Fortegra’s subsidiaries, as guarantors, and Fifth Third Bank, National Association, as the administrative agent and issuing lender (the Fortegra Credit Agreement). The Fortegra Credit Agreement provides for a $200,000 revolving credit facility, all of which is available for the issuance of letters of credit, with a sub-limit of $17,500 for swing loans and matures on August 4, 2023. The Fortegra Credit Agreement replaced the $30,000 revolving line of credit with the Fifth Third Bank (the “Working Capital Facility”).

As of December 31, 2019, the Company had the Working Capital Facility of $30,000, which provided for a $30,000 accordion feature. The Working Capital Facility had a maturity date of April 28, 2020 and an interest rate of 30-day LIBOR rate plus 1.20%. On December 30, 2019, the Working Capital Facility was amended, adding the ability to issue up to $75,000 in standby letters of credit (“SBLCs”), and applying an aggregate maximum of $75,000 for the combined values of outstanding debt and issued SBLCs. The Working Capital Facility contained terms and conditions typical for a transaction of this type.

Secured Term Credit Agreement

On February 21, 2020, the Operating Company borrowed $125,000 under a new credit agreement (Credit Agreement) with Fortress Credit Corp. (Fortress). The proceeds were used to repay the Company’s prior credit agreement with Fortress, with a balance of $68,210 as of December 31, 2019, and for working capital and general corporate purposes. Pursuant to an Amendment, Assumption and Consent Agreement, dated July 17, 2020 by and among Tiptree, certain of its subsidiaries and Fortress, Tiptree Holdings LLC (Tiptree Holdings) became the borrower under the Credit Agreement, dated as of February 21, 2020, by and among Tiptree, certain of its subsidiaries and Fortress. The Credit Agreement will mature on February 21, 2025, with principal amounts of the loans to be repaid in consecutive quarterly installments. Loans under the Credit Agreement bear interest at a variable rate per annum equal to LIBOR (with a minimum LIBOR rate of 1.00%), plus a margin of 6.75% per annum. The obligations under the Credit Agreement are secured by liens on substantially all of the assets of Tiptree Holdings and guaranteed by the Company and Tiptree Holdings’ direct wholly owned first tier subsidiaries (Guarantors).

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

The Credit Agreement also contains customary mandatory repayment provisions (subject to customary exceptions) and requires that net cash proceeds from the sale by Tiptree and certain of its subsidiaries of capital stock of Invesque be applied to prepay loans until the outstanding principal amount of loans is $62,500, with remaining proceeds subject to reinvestment rights. Prepayments, whether mandatory or voluntary, reduce future scheduled amortization payments in the order they come due. The Credit Agreement also requires the payment of a prepayment fee upon a repricing transaction or equity issuance consummated after the closing date, or the sale of Fortegra, or any of its material subsidiaries. As of December 31, 2020, a total of $120,313 was outstanding under this agreement.

Junior Subordinated Notes

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020
(in thousands, except share data)

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

Asset Based Debt

Asset Backed Revolving Financing

As of December 31, 2019, a total of $9,840 was outstanding under the borrowing related to our premium finance business in our insurance business. During April 2019, the maturity date of this borrowing was extended to April 2021 with a new rate of LIBOR plus 2.40%. On December 30, 2019, the maximum borrowing capacity of this borrowing was reduced from $25,000 to $13,000. This agreement was replaced on October 16, 2020 with a new agreement, described below.

On August 5, 2019, a subsidiary in our insurance business entered into a $15,000 revolving line of credit agreement related to our warranty service contract finance business. The borrowing has a maturity date of April 28, 2021 and a rate of LIBOR plus 2.40%. On December 30, 2019, the maximum borrowing capacity of this borrowing was increased from $15,000 to $27,000. As of December 31, 2019, a total of $11,736 was outstanding under the borrowing. This agreement was replaced on October 16, 2020 with a new agreement, described below.

On October 16, 2020, subsidiaries in our insurance business entered into a three year $75,000 secured credit agreement which replaced the individual agreements in our premium finance and warranty service contract finance businesses. The borrowers can select from various borrowing and rate options under the agreement, as well the option to convert certain borrowings to term loans, if no default or event of default exists. The agreement extends up to $20,000 for our premium finance business and up to $55,000 for our warranty service contract finance business, and is secured by substantially all of the assets of the borrowers. The obligations under the agreement are non-recourse to Fortegra and its subsidiaries (other than borrowers and their subsidiaries). As of December 31, 2020, a total of $27,510 was outstanding under the borrowing.

Residential Mortgage Warehouse Borrowings

In April 2020, a subsidiary in our mortgage business renewed a $60,000 warehouse line of credit, extending the maturity date to April 2021 and establishing a LIBOR floor of 1.0%. Additionally, during March 2020, another warehouse line maturing in August 2020 temporarily raised the maximum borrowing capacity to $65,000, returning to a maximum borrowing capacity of $50,000 in May 2020 and establishing a LIBOR floor of 0.50%. In August 2020, the $50,000 warehouse line of credit was extended to August 2021, and established a LIBOR floor of 0.50% to 1.00%. As of December 31, 2020 and December 31, 2019, a total of $55,994 and $90,673, respectively, was outstanding under such financing agreements.

Vessel Backed Term Loan

On November 28, 2019, subsidiaries in our shipping business entered into a $18,000 term loan facility. Amounts borrowed under the facility are not allowed to be reborrowed. The borrowing has a maturity date of November 28, 2024 and a rate of LIBOR plus 4.75%, with quarterly principal payments of $550. This facility is secured by liens on 2.00 of our vessels as well as the assets of the borrowing entities and their parent guarantor. This credit agreement contains customary financial covenants that require, among other items, minimum liquidity, positive working capital, minimum required security coverage ratio of 150%, and the existence of a maintenance reserve account funded on a quarterly basis prior to anticipated scheduled drydocking costs. As of December 31, 2020, a total of $15,800 was outstanding under the borrowing.

As of December 31, 2020, the Company is in compliance with the representations and covenants for outstanding borrowings or has obtained waivers for any events of non-compliance.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020
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

The Company’s fair value measurements are based primarily on a market approach, which utilizes prices and other relevant information generated by market transactions involving identical or comparable financial instruments. Sources of inputs to the market approach include third-party pricing services, independent broker quotations and pricing matrices. Management analyzes the third-party valuation methodologies and its related inputs to perform assessments to determine the appropriate level within the fair value hierarchy and to assess reliability of values. Further, management has a process in place to review all changes in fair value that occurred during each measurement period. Any discrepancies or unusual observations are followed through to resolution through the source of the pricing as well as utilizing comparisons, if applicable, to alternate pricing sources.

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

Available for Sale Securities, at fair value

The fair values of available for sale securities are based on prices provided by an independent pricing service and a third-party investment manager. The Company obtains an understanding of the methods, models and inputs used by the independent pricing service and the third-party investment manager by analyzing the investment manager-provided pricing report.

The following details the methods and assumptions used to estimate the fair value of each class of AFS securities and the applicable level each security falls within the fair value hierarchy:

U.S Treasury Securities, Obligations of U.S. Government Authorities and Agencies, Obligations of State and Political Subdivisions, Corporate Securities, Asset Backed Securities, and Obligations of Foreign Governments: Fair values were obtained from an independent pricing service and a third-party investment manager. The prices provided by the independent pricing service and third-party investment manager are based on quoted market prices, when available, non-binding broker quotes, or matrix pricing and fall under Level 2 or Level 3 in the fair value hierarchy.

Certificates of Deposit: The estimated fair value of certificates of deposit approximate carrying value and fall under Level 1 of the fair value hierarchy.

Equity Securities

The fair values of publicly traded common and preferred equity securities and exchange traded funds (“ETFs”) are obtained from market value quotations provided by an independent pricing service and fall under Level 1 in the fair value hierarchy. The fair values of non-publicly traded common and preferred stocks are based on prices obtained from an independent pricing service using unobservable inputs and fall under Level 3 in the fair value hierarchy.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020
(in thousands, except share data)

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

Mortgage Loans Held for Sale: Mortgage loans held for sale are generally classified under Level 2 in the fair value hierarchy and fair value is based upon forward sales contracts with third-party investors, including estimated loan costs.

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

Corporate Bonds

Corporate bonds are generally classified under Level 2 in the fair value hierarchy and fair value is provided by a third-party investment manager, based on quoted market prices. We perform internal price verification procedures monthly.

Securities Sold, Not Yet Purchased

Securities sold, not yet purchased are generally classified under Level 1 or Level 2 in the fair value hierarchy, based on the leveling of the securities sold short, and fair value is provided by a third-party investment manager, based on quoted market prices. We perform internal price verification procedures to ensure that the prices provided are reasonable.

Mortgage Servicing Rights

Mortgage servicing rights are classified under Level 3 in the fair value hierarchy and fair value is provided by a third-party valuation service. Various observable and unobservable inputs are used to determine fair value, including discount rate, cost to service and weighted average prepayment speed.

The following tables present the Company’s fair value hierarchies for financial assets and liabilities, measured on a recurring basis:

	As of December 31, 2020
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value
Assets:
Available for sale securities, at fair value:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$196,303	$—	$196,303
Obligations of state and political subdivisions	—	44,350	—	44,350

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020
(in thousands, except share data)

	As of December 31, 2020
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value
Obligations of foreign governments	—	3,992	—	3,992
Certificates of deposit	1,355	—	—	1,355
Asset backed securities	—	35,334	858	36,192
Corporate securities	—	94,941	—	94,941
Total available for sale securities, at fair value	1,355	374,920	858	377,133

Loans, at fair value:
Corporate loans	—	—	7,795	7,795
Mortgage loans held for sale	—	82,937	—	82,937
Total loans, at fair value	—	82,937	7,795	90,732

Equity securities:
Invesque	31,078	—	—	31,078
Fixed income exchange traded fund	63,875	—	—	63,875
Other equity securities	28,850	—	35	28,885
Total equity securities	123,803	—	35	123,838

Other investments, at fair value:
Corporate bonds	—	105,777	—	105,777
Derivative assets	2,090	232	9,207	11,529
CLOs	—	—	802	802
Total other investments, at fair value	2,090	106,009	10,009	118,108

Mortgage servicing rights (1)	—	—	14,758	14,758

Total	$127,248	$563,866	$33,455	$724,569

Liabilities:
Derivative liabilities (2)	$—	$2,090	$—	$2,090
Securities sold, not yet purchased (2)	16,479	30,158	—	46,637
Contingent consideration payable (2)	—	—	200	200
Total	$16,479	$32,248	$200	$48,927
(1)    Included in other assets.
(2)    Included in other liabilities and accrued expenses.

	As of December 31, 2019
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value
Assets:
Available for sale securities, at fair value:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$191,590	$—	$191,590
Obligations of state and political subdivisions	—	46,338	—	46,338
Obligations of foreign governments	—	1,119	—	1,119
Certificates of deposit	896	—	—	896
Asset backed securities	—	42,833	1,185	44,018
Corporate securities	—	51,231	—	51,231
Total available for sale securities, at fair value	896	333,111	1,185	335,192

Loans, at fair value:
Corporate loans	—	—	9,787	9,787
Mortgage loans held for sale	—	98,720	—	98,720
Non-performing loans	—	—	387	387

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020
(in thousands, except share data)

	As of December 31, 2019
	Quoted prices in active markets Level 1	Other significant observable inputs Level 2	Significant unobservable inputs Level 3	Fair value
Total loans, at fair value	—	98,720	10,174	108,894

Equity securities:
Invesque	111,938	—	—	111,938
Fixed income exchange traded fund	25,039	—	—	25,039
Other equity securities	18,158	—	243	18,401
Total equity securities	155,135	—	243	155,378

Other investments, at fair value:
Corporate bonds	—	20,705	—	20,705
Derivative assets	—	154	7,336	7,490
CLOs	—	—	4,768	4,768
Total other investments, at fair value	—	20,859	12,104	32,963

Mortgage servicing rights (1)	—	—	8,764	8,764

Total	$156,031	$452,690	$32,470	$641,191

Liabilities:
Derivative liabilities (2)	$—	$3,758	$—	$3,758
Total	$—	$3,758	$—	$3,758
(1) Included in other assets. (2) Included in other liabilities and accrued expenses.

The following table presents additional information about assets that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value for the following periods:

	For the Year Ended December 31,
	2020 (1)	2019 (1)
Balance at January 1,	$32,470	$152,845
Net realized and unrealized gains or losses included in:
Earnings	2,253	1,901
OCI	(329)	(323)
Origination of IRLCs	120,267	77,082
Purchases	3,862	153
Sales	(6,672)	(123,497)
Issuances	—	111
Conversions to real estate owned	—	(2,596)
Conversions to mortgage loans held for sale	(118,396)	(73,206)
Balance at December 31,	$33,455	$32,470

Changes in unrealized gains (losses) included in earnings related to assets still held at period end	$(7,978)	$(1,884)
Changes in unrealized gains (losses) included in OCI related to assets still held at period end	$(329)	$(323)
(1)    Transfers between Level 2 and 3 were a result of subjecting third-party pricing on assets to various liquidity, depth, bid-ask spread and benchmarking criteria as well as assessing the availability of observable inputs affecting their fair valuation.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020
(in thousands, except share data)

The following table presents the range and weighted average (WA) used to develop significant unobservable inputs for the fair value measurements of Level 3 assets and liabilities.

	As of December 31,				As of December 31,
Assets	2020	2019	Valuation technique	Unobservable input(s) (1)	2020				2019
	Fair Value				Range			WA	Range			WA
IRLCs	$9,207	$7,336	Internal model	Pull through rate	50%	to	95%	68%	50%	to	95%	61%
Mortgage servicing rights	14,758	8,764	External model	Discount rate	10%	to	13%	11%	10%	to	13%	11%
				Cost to service	$75	to	$90	$82	$75	to	$90	$86
				Prepayment speed	8%	to	60%	22%	7%	to	50%	18%
Total	$23,965	$16,100

Liabilities
Contingent consideration payable - Smart AutoCare	$200	$—	Cash Flow Model	Forecast Cash EBITDA	$20,000	to	$30,000	N/A	N/A
			Actuarial Analysis	Assumed Claim Liabilities	$55,000			$55,000	N/A
Total	$200	$—
(1)    Unobservable inputs were weighted by the relative fair value of the instruments.

The following table presents the carrying amounts and estimated fair values of financial assets and liabilities that are not recorded at fair value and their respective levels within the fair value hierarchy:

	As of December 31, 2020			As of December 31, 2019
	Level within fair value hierarchy	Fair value	Carrying value	Level within fair value hierarchy	Fair value	Carrying value
Assets:
Debentures (1)	2	$17,703	$17,703	2	$15,423	$15,423
Notes receivable, net	2	62,075	62,075	2	42,192	42,192
Total assets		$79,778	$79,778		$57,615	$57,615

Liabilities:
Debt, net	3	$392,951	$377,582	3	$396,699	$383,261
Total liabilities		$392,951	$377,582		$396,699	$383,261
(1)    Included in other investments.

Debentures: Since interest rates on debentures are at current market rates for similar credit risks, the carrying amount approximates fair value. These values are net of allowance for doubtful accounts.

Notes Receivable, net: To the extent that carrying amounts differ from fair value, fair value is determined based on contractual cash flows discounted at market rates for similar credits. Categorized under Level 2 in the fair value hierarchy. See Note (7) Notes and Accounts Receivable, net.

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
December 31, 2020
(in thousands, except share data)

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

(13) Liability for Unpaid Claims and Claim Adjustment Expenses

The following tables present undiscounted information about incurred and paid claims development as of December 31, 2020 and 2019, net of reinsurance, as well as cumulative claim frequency and the total of IBNR liabilities plus expected development on reported claims included within the net incurred claims amounts. This information is presented in the aggregate for all short duration contracts, due to the commonality of claims characteristics. The tables reflect five years of information because historically approximately 95% of incurred losses have been paid within five years of the accident period.

Roll forward of Claim Liability

The following table presents the activity in the net liability for unpaid losses and allocated loss adjustment expenses of short duration contracts for the following periods:

	For the Year Ended December 31,
	2020	2019
Policy liabilities and unpaid claims balance as of January 1,	$144,384	$131,611
Less: liabilities of policy-holder account balances, gross	(11,589)	(13,659)
Less: non-insurance warranty benefit claim liabilities	(85)	(94)
Gross liabilities for unpaid losses and loss adjustment expenses	132,710	117,858
Less: reinsurance recoverable on unpaid losses - short duration	(88,599)	(90,016)
Less: other lines, gross	(230)	(227)
Net balance as of January 1, short duration	43,881	27,615

Incurred (short duration) related to:
Current year	172,007	144,925
Prior years	5,443	5,169
Total incurred	177,450	150,094

Paid (short duration) related to:
Current year	127,721	122,348
Prior years	9,665	11,480
Total paid	137,386	133,828

Net balance as of December 31, short duration	83,945	43,881
Plus: reinsurance recoverable on unpaid losses - short duration	113,163	88,599
Plus: other lines, gross	247	230
Gross liabilities for unpaid losses and loss adjustment expenses	197,355	132,710
Plus: liabilities of policy-holder account balances, gross	5,419	11,589
Plus: non-insurance warranty benefit claim liabilities (1)	30,664	85
Policy liabilities and unpaid claims balance as of December 31,	$233,438	$144,384
(1)    Primarily relates to Smart AutoCare which was acquired on January 3, 2020. See Note (3) Acquisitions for more information.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020
(in thousands, except share data)

The following schedule reconciles the total short duration contracts per the table above to the amount of total losses incurred as presented in the consolidated statements of operations, excluding the amount for member benefit claims:

	For the Year Ended December 31,
	2020	2019	2018
Short duration incurred	$177,450	$150,094	$131,861
Other lines incurred	27	184	124
Unallocated loss adjustment expenses	771	731	2,867
Total losses incurred	$178,248	$151,009	$134,852
During the year ended December 31, 2020, the Company experienced an increase in prior year development of $5,443 primarily as a result of higher than expected claim frequency from business written by a small group of producers of our personal and commercial lines of business. The underlying cause of this development was the result of a subset of risk where the loss ratio pegs used in our year end actuarial determination was low given the ultimate frequency that emerged.

During the year ended December 31, 2019, the Company experienced an increase in prior year development of $5,169 primarily in our non-standard auto business. The underlying cause of this development was higher than expected claim frequency.

Management considers the prior year development for each of the two years to be insignificant when considered in the context of our annual earned premiums, net as well as our net losses and loss adjustment expenses and member benefit claims expenses. We analyze our development on a quarterly basis and given the short duration nature of our products, favorable or adverse development emerges quickly and allows for timely reserve strengthening, if necessary, or modifications to our product pricing or offerings.

Based upon our internal analysis and our review of the statement of actuarial opinions provided by our actuarial consultants, we believe that the amounts recorded for policy liabilities and unpaid claims reasonably represents the amount necessary to pay all claims and related expenses which may arise from incidents that have occurred as of the balance sheet date.

Incurred and Paid Development

The following table presents information about incurred and paid loss development and average claim duration as of December 31, 2020, net of reinsurance, as well as cumulative claim frequency and the total of IBNR liabilities plus expected development on reported claims included within the net incurred claims amounts. The cumulative number of reported claims represents open claims, claims closed with payment, and claims closed without payment. It does not include an estimated count of unreported claims. The number of claims is measured by claim event. The Company considers a claim that does not result in a liability as a claim closed without payment.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020
(in thousands, except share data)

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance						As of December 31, 2020
	For the Years Ended December 31,					Total of IBNR Liabilities Plus Expected Development of Reported Claims	Cumulative Number of Reported Claims
Accident Year	2016 (Unaudited)	2017 (Unaudited)	2018 (Unaudited)	2019 (Unaudited)	2020
2016	$84,178	$87,290	$87,993	$88,615	$89,629	$17	257
2017		103,306	104,898	105,601	105,787	$96	326
2018			129,352	133,225	133,158	$2,366	399
2019				144,925	149,166	$15,572	403
2020					172,007	$52,734	328
				Total	$649,747

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

Accident Year	2016 (Unaudited)	2017 (Unaudited)	2018 (Unaudited)	2019 (Unaudited)	2020
2016	62,989	$84,185	$86,531	$88,482	$88,976
2017		84,493	102,620	105,075	105,852
2018			105,740	112,619	114,490
2019				122,348	128,787
2020					127,721
				Total	$565,826
All outstanding liabilities before 2016, net of reinsurance					24
Liabilities for loss and loss adjustment expenses, net of reinsurance					$83,945

Duration

The following table presents supplementary information about average historical claims duration as of December 31, 2020 for short duration contracts:

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)
Years	1	2	3	4	5
Short duration	77.2%	12.6%	2.1%	1.5%	0.6%

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020
(in thousands, except share data)

Reconciliation of Reserves to Balance Sheet

The following table presents a reconciliation of net outstanding liabilities for unpaid loss and loss adjustment expenses of short-duration contracts to the consolidated balance sheets value of policy liabilities and unpaid claims:

As of
December 31, 2020
Net outstanding liabilities:
Short duration	$83,945
Insurance lines other than short duration	67
Total liabilities for unpaid losses and loss adjustment expenses, net of reinsurance	84,012

Reinsurance recoverable on unpaid losses and loss adjustment expenses:
Short duration	113,163
Other insurance lines	180
Total reinsurance recoverable on unpaid losses and loss adjustment expenses	113,343

Total gross liability for unpaid losses and loss adjustment expenses	197,355
Liabilities of policy-holder account balances, gross	5,419
Non-insurance warranty benefit claim liabilities	30,664
Total policy liabilities and unpaid claims	$233,438

(14) Revenue from Contracts with Customers

The Company’s revenues from insurance and warranty operations are primarily accounted for under Financial Services-Insurance (Topic 944) that are not within the scope of Revenue for Contracts with Customers (Topic 606). The Company’s remaining revenues that are within the scope of Topic 606 are primarily comprised of revenues from contracts with customers for monthly membership dues for motor clubs, monthly administration fees for services provided for premiums, claims and reinsurance processing revenues, vehicle service contracts and warranty coverage revenues for household goods and appliances (collectively, remaining contracts).

The following table presents the disaggregated amounts of revenue from contracts with customers by product type for the following periods:

	For the Year Ended December 31,
	2020	2019	2018
Motor club revenue	$36,159	$36,076	$32,242
Warranty coverage revenue	98,574	27,597	26,058
Vessel related revenue	22,697	16,747	3,972
Management fee income	—	1,267	6,694
Other	6,127	7,317	7,840
Revenue from contracts with customers	$163,557	$89,004	$76,806

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020
(in thousands, except share data)

appropriate method based on available information, and periodically reviews the selections as additional information becomes available.

Information on Remaining Performance Obligations
We do not disclose information about remaining performance obligations pertaining to contracts that have an original expected duration of one year or less. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at December 31, 2020.

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

The following table presents the activity in the significant deferred assets and liabilities related to revenue from contracts with customers for the following period:

	January 1, 2020			December 31, 2020
	Beginning balance	Additions	Amortizations	Ending balance
Deferred acquisition costs
Motor club revenue	$13,700	$27,014	$27,633	$13,081
Warranty coverage revenue	1,027	58,906	11,199	48,734
Total	$14,727	$85,920	$38,832	$61,815

Deferred revenue
Motor club revenue	$17,910	$35,218	$36,159	$16,969
Warranty coverage revenue (1)	49,368	405,537	106,514	$348,391
Total	$67,278	$440,755	$142,673	$365,360
(1)    Additions include $182,568 from the acquired balance sheet of Smart AutoCare. See Note (3) Acquisitions.

Write-offs were not material for any period presented.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020
(in thousands, except share data)

(15) Other Assets and Other Liabilities and Accrued Expenses

Other Assets

The following table presents the components of other assets as reported in the consolidated balance sheets:

	As of December 31,
	2020	2019
Right of use asset - Operating leases (1)	$27,291	$23,832
Furniture, fixtures and equipment, net	15,798	12,305
Income tax receivable	19,513	817
Mortgage servicing rights	14,758	8,764
Prepaid expenses	8,159	8,461
Loans eligible for repurchase	70,593	6,733
Other	5,922	7,598
Total other assets	$162,034	$68,510
(1)    See Note (21) Commitments and Contingencies for additional information.

The following table presents the depreciation expense related to furniture, fixtures and equipment for the following periods:

	For the Year Ended December 31,
	2020	2019	2018
Depreciation expense related to furniture, fixtures and equipment	$3,257	$2,753	$1,984

Other Liabilities and Accrued Expenses

The following table presents the components of other liabilities and accrued expenses as reported in the consolidated balance sheets:

	As of December 31,
	2020	2019
Accounts payable and accrued expenses	$106,142	$68,829
Operating lease liability (1)	32,914	29,491
Deferred tax liabilities, net	24,183	32,306
Securities sold, not yet purchased	46,637	—
Due to brokers	45,047	1,140
Loans eligible for repurchase liability	70,593	6,733
Commissions payable	18,678	9,179
Other	18,671	24,462
Total other liabilities and accrued expenses	$362,865	$172,140
(1)    See Note (21) Commitments and Contingencies for additional information.

(16) Other Revenue and Other Expenses

Other Revenue

The following table presents the components of other revenue as reported in the consolidated statement of operations. Other revenue is primarily generated by Tiptree Capital’s non-insurance activities except as noted in the footnote to the table.

	For the Year Ended December 31,
	2020	2019	2018
Other investment income (1)	$48,747	$45,985	$25,541
Gain (loss) on sale of businesses (2)	(4,428)	7,598	—
Management fee income	—	1,267	6,694
Other (3)	7,591	5,038	5,827
Total other revenue	$51,910	$59,888	$38,062
(1)    See Note (6) Investments for the components of Other investment income.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020
(in thousands, except share data)

(2)    Related to the impairment of Luxury for the year ended December 31, 2020, and the sale of Telos for the year ended December 31, 2019. See Note (4) Dispositions, Assets and Liabilities Held for Sale and Discontinued Operations.
(3)    Includes $7,025, $4,566 and $2,554 for the year ended December 31, 2020, 2019 and 2018, respectively, related to Insurance.

Other Expenses

The following table presents the components of other expenses as reported in the consolidated statement of operations:

	For the Year Ended December 31,
	2020	2019	2018
Professional fees	$20,711	$20,820	$15,216
General and administrative	22,295	18,563	16,218
Premium taxes	15,824	15,205	14,026
Mortgage origination expenses	14,603	12,200	8,857
Rent and related	14,074	12,642	11,114
Operating expenses from vessels	13,210	9,781	3,777
Loss on extinguishment of debt	353	1,241	428
Other	8,078	9,292	8,265
Total other expenses	$109,148	$99,744	$77,901

(17) Stockholders’ Equity

Stock Repurchases

On November 2, 2020, the Board of Directors authorized the Company to make repurchases of up to $20,000 of shares of the Company’s outstanding common stock in the aggregate, at the discretion of the Company's Executive Committee. The shares purchased during the first, second and third quarters of 2020 were purchased under a previous authorization. The following table presents the Company’s stock repurchase activity and remaining authorization.

	For the Year Ended December 31, 2020
	Number of shares purchased	Average price per share
Share repurchase plan	1,884,286	$5.51
Block repurchase	500,000	7.00
Total	2,384,286	$5.82

Remaining repurchase authorization		$16,571

Dividends

The Company declared cash dividends per share for the following periods presented below:

	Dividends per share for the
	For the Year Ended December 31,
	2020	2019	2018
First quarter	$0.04	$0.04	$0.035
Second quarter	0.04	0.04	0.035
Third quarter	0.04	0.04	0.035
Fourth quarter(1)	0.04	0.04	0.035
Total cash dividends declared	$0.16	$0.16	$0.140
(1)    See Note (25) Subsequent Events for when dividend was declared.

Reorganization Merger

On April 10, 2018, the Company completed a reorganization merger whereby TFP merged with and into the Company with the Company continuing as the surviving company (Reorganization Merger). After the Reorganization Merger, TFP ceased to

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020
(in thousands, except share data)

exist and the Company owned 100% of Operating Company. As a result of the merger, the balance of Non-controlling interest - TFP as of the merger date was allocated to Additional paid-in capital and Accumulated other comprehensive income (loss), as detailed in the consolidated statement of changes in stockholders’ equity.

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

Statutory Capital, Surplus and Net Income

The Company’s insurance company subsidiaries must maintain minimum amounts of statutory capital and surplus as required by regulatory authorities, including the NAIC; their capital and surplus levels exceeded respective minimum requirements as of December 31, 2020 and December 31, 2019.

	As of December 31,
	2020	2019
Combined statutory capital and surplus of the Company's insurance company subsidiaries	$202,710	$134,179

Required minimum statutory capital and surplus	$64,950	$17,950

Under the National Association of Insurance Commissioners Risk-Based Capital Act of 1995, a company's Risk-Based Capital (RBC) is calculated by applying certain risk factors to various asset, claim and reserve items. If a company's adjusted surplus falls below calculated RBC thresholds, regulatory intervention or oversight is required. The Company's U.S. domiciled insurance company subsidiaries' RBC levels, as calculated in accordance with the NAIC’s RBC instructions, exceeded all RBC thresholds as of December 31, 2020.

The following table presents the statutory net income of the Company’s U.S. domiciled statutory insurance companies for the following periods:

	For the Year Ended December 31,
	2020	2019	2018
Net income of statutory insurance companies	$19,647	$8,444	$13,986

The Company also has a foreign insurance subsidiary that is not subject to SAP. The statutory capital and surplus amounts and statutory net income presented above do not include the foreign insurance subsidiary in accordance with SAP.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020
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

	For the Year Ended December 31,
	2020	2019
Ordinary dividends	$—	$9,001
Extraordinary dividends	—	1,188
Total dividends	$—	$10,189

	As of
	December 31, 2020	December 31, 2019
Amount available for ordinary dividends of the Company's insurance company subsidiaries	$13,418	$4,527

At December 31, 2020, the maximum amount of dividends that our U.S. domiciled regulated insurance company subsidiaries could pay under applicable laws and regulations without regulatory approval was approximately $13,418. The Company may seek regulatory approval to pay dividends in excess of this permitted amount, but there can be no assurance that the Company would receive regulatory approval if sought.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020
(in thousands, except share data)

(18) Accumulated Other Comprehensive Income (Loss)

The following table presents the activity in accumulated other comprehensive income (loss) (AOCI), net of tax, for the following periods:

	Unrealized gains (losses) on			Amount attributable to non-controlling interests
	Available for sale securities	Interest rate swaps	Total AOCI (loss)	TFP	Other	Total AOCI (loss) to Tiptree Inc.
Balance at December 31, 2017	$(460)	$2,074	$1,614	$(222)	$(426)	$966
Other comprehensive income (losses) before reclassifications	(2,257)	835	(1,422)	61	211	(1,150)
Amounts reclassified from AOCI	648	—	648	—	—	648
Reclassification of AOCI - interest rate swaps (1)	—	(2,909)	(2,909)	502	226	(2,181)
Reorganization merger	—	—	—	(341)	—	(341)
Period change	(1,609)	(2,074)	(3,683)	222	437	(3,024)
Balance at December 31, 2018	$(2,069)	$—	$(2,069)	$—	$11	$(2,058)
Other comprehensive income (losses) before reclassifications	4,911	—	4,911	—	(24)	4,887
Amounts reclassified from AOCI	(1,032)	—	(1,032)	—	—	(1,032)
Period change	3,879	—	3,879	—	(24)	3,855
Adoption of accounting standard (1)	(99)	—	(99)		—	(99)
Balance at December 31, 2019	$1,711	$—	$1,711	$—	$(13)	$1,698
Other comprehensive income (losses) before reclassifications	4,364	—	4,364	—	(15)	4,349
Amounts reclassified from AOCI	(415)	—	(415)	—	—	(415)
Period change	3,949	—	3,949	—	(15)	3,934
Adoption of accounting standard (1)	42	—	42	—	—	42
Balance at December 31, 2020	$5,702	$—	$5,702	$—	$(28)	$5,674
(1)    Due to adoption of 2018-02 and 2016-13, respectively. See Note (2) Summary of Significant Accounting Policies.

The following table presents the reclassification adjustments out of AOCI included in net income and the impacted line items on the consolidated statement of operations for the following periods:

	For the Year Ended December 31,			Affected line item in consolidated statements of operations
Components of AOCI	2020	2019	2018
Unrealized gains (losses) on available for sale securities	$528	$1,312	$(819)	Net realized and unrealized gains (losses)
Related tax (expense) benefit	(113)	(280)	171	Provision for income tax
Net of tax	$415	$1,032	$(648)

Reclassification of AOCI - interest rate swaps (1)	$—	$—	$3,845	Gain on sale of discontinued operations
Related tax (expense) benefit	—	—	(936)	Provision for income tax
Net of tax	$—	$—	$2,909
(1)    Relates to the sale of Care. See Note (4) Dispositions, Assets and Liabilities Held for Sale and Discontinued Operations.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020
(in thousands, except share data)

interests of the Company’s stockholders. Unless otherwise extended, the 2017 Equity Plan terminates automatically on June 6, 2027. The table below summarizes changes to the issuances under the Company’s 2017 Equity Plan for the periods indicated, excluding awards granted under the Company’s subsidiary incentive plans that are exchangeable for Tiptree common stock:

2017 Equity Plan	Number of shares (1)
Available for issuance as of December 31, 2017	6,017,012
RSU and option awards granted	(558,034)
Forfeited	15,236
Available for issuance as of December 31, 2018	5,474,214
RSU and option awards granted	(702,264)
Forfeited	8,318
Subsidiary exchanged shares	(14,405)
Available for issuance as of December 31, 2019	4,765,863
RSU, stock and option awards granted	(977,446)
Available for issuance as of December 31, 2020	3,788,417
(1)    Excludes awards granted under the Company’s subsidiary incentive plans that are exchangeable for Tiptree common stock.

Restricted Stock Units and Stock Awards

Tiptree Corporate Incentive Plans

The Company values RSUs at their grant-date fair value as measured by Tiptree’s common stock price. Generally, the Tiptree RSUs vest and become non-forfeitable with respect to one-third of Tiptree shares granted on each of the one, two and three year anniversaries of the date of the grant, and expensed using the straight-line method over the requisite service period.

Stock Awards - Directors’ Compensation

The Company values the stock awards at their issuance-date fair value as measured by Tiptree’s common stock price. Upon issuance, the awards are deemed to be granted and immediately vested.

The following table presents changes to the issuances of RSUs and stock awards under the 2017 Equity Plan for the periods indicated:

	Number of shares issuable	Weighted average grant date fair value
Unvested units as of December 31, 2017	598,882	$6.48
Granted	315,371	5.95
Vested	(222,387)	6.39
Forfeited	(15,236)	6.04
Unvested units as of December 31, 2018	676,630	$6.27
Granted	476,449	6.25
Vested	(186,152)	6.44
Forfeited	(8,318)	6.10
Unvested units as of December 31, 2019	958,609	$6.23
Granted	552,169	7.04
Vested	(557,633)	6.54
Unvested units as of December 31, 2020	953,145	$6.52

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020
(in thousands, except share data)

The following tables present the detail of the granted and vested RSUs and stock awards for the periods indicated:

	For the Year Ended December 31,				For the Year Ended December 31,
Granted	2020	2019	2018	Vested	2020	2019	2018
Directors	82,912	48,076	46,572	Directors	82,912	48,076	46,572
Employees (1)	469,257	428,373	268,799	Employees	474,721	138,076	175,815
Total Granted	552,169	476,449	315,371	Total Vested	557,633	186,152	222,387
				Taxes	(53,438)	(35,622)	(29,286)
				Exchanged	—	14,405	—
				Net Vested	504,195	164,935	193,101
(1)    Includes 256,619, 307,148 and 147,467 shares that vest ratably over three years and 212,638, 112,907 and 121,332 shares that cliff vest in February 2023, 2022 and 2021, respectively, for the years ended December 31, 2020, 2019 and 2018, respectively.

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
The following table presents changes to the issuances of subsidiary awards under the subsidiary incentive plans for the periods indicated:

Grant date fair value of equity shares issuable
Unvested balance as of December 31, 2017	$8,792
Granted	1,113
Vested	(1,771)
Performance assumption adjustment	576
Unvested balance as of December 31, 2018	$8,710
Granted	—
Vested	(4,991)
Performance assumption adjustment	560
Unvested balance as of December 31, 2019	$4,279
Granted	1,108
Vested	(4,237)
Performance assumption adjustment	3,155
Unvested balance as of December 31, 2020	$4,305

The net vested and unvested balance of subsidiary awards (assuming full vesting) translates to an aggregate of 2,954,566 which are eligible for exchange as of December 31, 2020.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020
(in thousands, except share data)

Stock Option Awards

Tiptree Corporate Incentive Plans

Option awards have been granted to the Executive Committee with an exercise price equal to the fair market value of our common stock on the date of grant. The option awards have a 10-year term and are subject the recipient’s continuous service, a market requirement, and vest one third on each of the three, four, and five year anniversaries of the grant date. The market requirement is a book value per share target that can be met at any time before the option expires and it only needs to be met once for the option to remain exercisable for the remainder of its term. If the service condition is met, the full amount of the compensation expense will be recognized over the appropriate vesting period whether the market requirement is met or not. The options granted after 2017 include a retirement provision and are amortized over the lesser of the service condition or expected retirement date. Book value targets for grants in 2020, 2019, 2018, 2017 and 2016 are $11.52, $10.79, $9.97, $10.14 and $8.96, respectively.

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

The following table presents the assumptions used to estimate the fair values of the stock options granted for the following periods:

	Year Ended December 31,
Valuation Input	2020		2019
	Assumption	Average	Assumption	Average
Historical volatility	27.60%	N/A	27.69%	N/A
Risk-free rate	1.51%	N/A	2.62%	N/A
Dividend yield	2.20%	N/A	2.21%	N/A
Expected term (years)		7.0		6.5

The following table presents the Company's stock option activity for the current period:

	Options outstanding	Weighted average exercise price (in dollars per stock option)	Weighted average grant date value (in dollars per stock option)	Options exercisable
Balance, December 31, 2017	821,864	$6.36	$2.82	—
Granted	242,663	5.85	1.88	—
Balance, December 31, 2018	1,064,527	$6.24	$2.61	—
Granted	225,815	6.26	1.69	—
Balance, December 31, 2019	1,290,342	$6.24	$2.45	—
Granted	425,277	7.25	1.83	—
Balance, December 31, 2020	1,715,619	$6.49	$2.29	—

Weighted average remaining contractual term at December 31, 2020 (in years)	7.1

Stock Based Compensation Expense

The following table presents total stock based compensation expense and the related income tax benefit recognized on the consolidated statements of operations:

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020
(in thousands, except share data)

	Year Ended December 31,
	2020	2019	2018
Employee compensation and benefits	$7,571	$6,062	$6,354
Director compensation	546	301	303
Income tax benefit	(1,705)	(1,374)	(1,438)
Net stock based compensation expense	$6,412	$4,989	$5,219

Additional information on total non-vested stock based compensation is as follows:

	As of
	December 31, 2020
	Stock options	Restricted stock awards and RSUs
Unrecognized compensation cost related to non-vested awards	$521	$4,551
Weighted - average recognition period (in years)	1.27	1.43

(20) Income Taxes

The following table presents the Company’s provision (benefit) for income taxes reflected as a component of income (loss):

	Year Ended December 31,
	2020	2019	2018
Current provision (benefit) for income taxes:
Federal	$(26,273)	$991	$(9,650)
State	1,692	386	(1,182)
Foreign	221	825	754
Total current provision (benefit) for income taxes	(24,360)	2,202	(10,078)

Deferred provision (benefit) for income taxes:
Federal	10,415	6,502	4,110
State	697	335	59
Foreign	(379)	(22)	—
Total deferred provision (benefit) for income taxes	10,733	6,815	4,169
Total provision (benefit) for income taxes from continuing operations	$(13,627)	$9,017	$(5,909)

Provision (benefit) for income taxes from discontinued operations	—	—	13,714
Total provision (benefit) for income taxes	$(13,627)	$9,017	$7,805

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted, implementing numerous changes to tax law including temporary changes regarding the prior and future utilization of net operating losses. During the year ended December 31, 2020, the Company recorded a $7,293 tax benefit related to the ability to carryback net operating losses to prior periods under the CARES Act, resulting in a decrease of our deferred tax asset of $16,795 and an increase to our current receivable of $24,088. The Company continues to assess the potential tax impacts of this legislation on its financial position and results of operations.

The U.S. federal rate is before the consideration of rate reconciling items. A reconciliation of the expected federal provision (benefit) for income taxes on income from continuing operations using the federal statutory income tax rate to the actual provision (benefit) for income taxes and resulting effective income tax rate is as follows for the periods indicated below:

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020
(in thousands, except share data)

	Year Ended December 31,
	2020	2019	2018
Income (loss) before income taxes from continuing operations	$(38,852)	$29,139	$(19,796)
Federal statutory income tax rate	21.0%	21.0%	21.0%
Expected federal provision (benefit) for income taxes at the federal statutory income tax rate	(8,159)	6,119	(4,157)
Effect of state provision (benefit) for income taxes, net of federal benefit	1,929	549	(471)
Effect of CARES Act refund claims	(7,293)	—	—
Effect of foreign operations	(938)	440	1,053
Effect of permanent differences	62	(30)	170
Effect of dividends received deduction	(26)	(29)	(1,534)
Effect of return-to-accrual	330	1,524	(404)
Effect of other items	468	444	(566)
Tax (benefit) on income from continuing operations	$(13,627)	$9,017	$(5,909)

Effective tax rate	35.1%	31.0%	29.9%

For the year ended December 31, 2020, the Company’s effective tax rate on income from continuing operations was equal to 35.1%. The effective tax rate for the year ended December 31, 2020 is higher than the U.S. statutory income tax rate of 21.0% primarily from the impact of expected refunds arising from the CARES Act.

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

The table below presents the components of the Company’s net deferred tax assets and liabilities as of the respective balance sheet dates:

	As of December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$26,404	$17,384
Unrealized losses	25,527	4,242
Accrued expenses	3,560	5,470
Unearned premiums	25,626	14,189
Deferred revenue	7,042	6,301
Other deferred tax assets	7,091	5,720
Total deferred tax assets	95,250	53,306
Less: Valuation allowance	(6,871)	(4,961)
Total net deferred tax assets	88,379	48,345

Deferred tax liabilities:
Property	2,697	1,554
Unrealized gains	17,968	6,005
Other deferred tax liabilities	4,057	3,370
Deferred acquisition cost	47,061	35,066
Advanced commissions	30,977	25,392
Intangibles	10,741	9,264
Total deferred tax liabilities	113,501	80,651
Net deferred tax liability (1)	$25,122	$32,306
(1) Includes $939 classified as held for sale. See Note (4) Dispositions, Assets and Liabilities Held for Sale and Discontinued Operations

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020
(in thousands, except share data)

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

As of December 31, 2020, the Company had total U.S. Federal net operating loss carryforwards (NOLs) of $70,803 arising from continuing operations. The following table presents the U.S. Federal NOLs by tax year of expiration:

As of December 31, 2020
Tax Year of Expiration
2026	$86
2027	124
2028	—
2029	166
2030	17
2031	—
2032	—
2033	—
2034	1,893
2035	562
2036	39,862
2037	1,766
2038	—
Indefinite	26,327
Total	$70,803
In addition to the U.S. Federal NOL, Tiptree and its subsidiaries have NOLs in various state jurisdictions totaling $11,446 as of December 31, 2020. Valuation allowances have been established for various state deferred tax assets of $6,871, which are primarily state NOLs, since management has concluded it is more likely than not they will expire unutilized based on existing positive and negative evidence. Management believes it is more likely than not the remaining NOLs and deferred tax assets will be utilized prior to their expiration dates.

As of December 31, 2020, the consolidated valuation allowance for Tiptree was $6,871. In 2020, the Company recorded a net increase in its valuation allowances equal to $1,910, compared to a net increase in its valuation allowance of $1,869 in 2019.

As of December 31, 2020, the Company had no material unrecognized tax benefits or accrued interest and penalties. This is consistent with the tax years ending December 31, 2019 and December 31, 2018. Federal tax years 2017 and onward are open for examination as of December 31, 2020.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020
(in thousands, except share data)

(21) Commitments and Contingencies

Operating Leases

All leases are office space leases and are classified as operating leases that expire through 2031. Some of our office leases include the option to extend for up to 5 years or less at management’s discretion. Such extension options were not included in the measurement of the lease liability. Below is a summary of our right of use asset and lease liability as of December 31, 2020:

As of
December 31, 2020
Right of use asset - Operating leases	$27,291

Operating lease liability	$32,914

Weighted-average remaining lease term (years)	6.9

Weighted-average discount rate (1)	7.4%
(1)    Discount rate was determined by applying available market rates to lease obligations based upon their term.

As of December 31, 2020, the approximate aggregate minimum future lease payments required for our lease liability over the remaining lease periods are as follows:

December 31, 2020
2021	$8,665
2022	7,740
2023	7,049
2024	6,176
2025	5,445
2026 and thereafter	16,091
Total minimum payments	51,166
Less: liabilities held for sale	(887)
Less: present value adjustment	(17,365)
Total	$32,914

The following table presents rent expense for the Company’s office leases recorded on the consolidated statements of operations for the following periods:

	For the Year Ended December 31,
	2020	2019	2018
Rent expense for office leases (1)	$7,374	$8,612	$7,519
(1) Includes lease expense of $509 and $385 for the years ended December 31, 2020 and 2019, respectively, for assets held for sale.

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

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020
(in thousands, except share data)

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

(22) Earnings Per Share

The Company calculates basic net income per share of common stock (common share) based on the weighted average number of common shares outstanding, which includes vested corporate RSUs. Unvested corporate RSUs have a non-forfeitable right to participate in dividends declared and paid on the Company’s common stock on an as vested basis and are therefore considered a participating security. The Company calculates basic earnings per share using the “two-class” method under which the income available to common stockholders is allocated to the unvested corporate RSUs.

Diluted net income attributable to common stockholders includes the effect of unvested subsidiaries’ RSUs, when dilutive. The assumed exercise of all potentially dilutive instruments are included in the diluted net income per common share calculation, if dilutive.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020
(in thousands, except share data)

The following table presents a reconciliation of basic and diluted net income per common share for the following periods:

	For the Year Ended December 31,
	2020	2019	2018
Net income (loss) from continuing operations	$(25,225)	$20,122	$(13,887)
Less:
Net income (loss) attributable to non-controlling interests	3,933	1,761	(612)
Net income allocated to participating securities	—	472	—
Net income (loss) attributable to common stockholders	(29,158)	17,889	(13,275)

Net income (loss) from discontinued operations	—	—	43,770
Less:
Net income (loss) from discontinued operations attributable to non-controlling interests	—	—	6,562
Net income (loss) from discontinued operations attributable to common stockholders	—	—	37,208
Net income (loss) attributable to common shares - basic	$(29,158)	$17,889	$23,933
Effect of Dilutive Securities:
Securities of subsidiaries	—	(723)	—
Net income (loss) attributable to common shares - diluted	$(29,158)	$17,166	$23,933

Weighted average number of shares of common stock outstanding - basic	33,859,775	34,578,292	34,715,852
Weighted average number of incremental shares of common stock issuable from exchangeable interests and contingent considerations	—	—	—
Weighted average number of shares of common stock outstanding - diluted	33,859,775	34,578,292	34,715,852

Basic:
Net income (loss) from continuing operations	$(0.86)	$0.52	$(0.38)
Net income (loss) from discontinued operations	—	—	1.07
Basic net income (loss) attributable to common shares	$(0.86)	$0.52	$0.69

Diluted:
Net income (loss) from continuing operations	$(0.86)	$0.50	$(0.38)
Net income (loss) from discontinued operations	—	—	1.07
Diluted net income (loss) attributable to common shares	$(0.86)	$0.50	$0.69

(23) Related Party Transactions

Corvid Peak is a related party of the Company because Corvid Peak is deemed to be controlled by Michael Barnes, the Company’s Executive Chairman. Tiptree agreed to invest $75,000 to seed new investment funds to be managed by Corvid Peak, which was completely funded in the first quarter of 2020. The Company will pay Corvid Peak an annual management fee of 1.25% of the net asset value of invested capital and an incentive fee equal to 20% of the net profits, subject to a conventional high water mark. The Company incurred $2,792 and $1,006 of management and incentive fees to Corvid Peak for the year ended December 31, 2020 and 2019, respectively.

Pursuant to the Transition Services Agreement, Tiptree and Corvid Peak have mutually agreed to provide certain services to one another. Payments under the Transition Services Agreement in the year ended December 31, 2020 and 2019 were not material.

Pursuant to the Emeritus Agreement, Tiptree agreed to provide Mr. Inayatullah, a greater than 5% stockholder of the Company, office space and support services, and reimburse Mr. Inayatullah for a portion of benefit expenses in exchange for advice and other consulting services as requested by the Company’s Executive Committee. Transactions related to the Emeritus Agreement in the year ended December 31, 2020 were not material.

TIPTREE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2020
(in thousands, except share data)

(24) Summarized Quarterly Information (Unaudited)

	2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$129,671	$199,194	$224,041	$257,395
Total expenses	211,422	194,760	210,144	232,827
Income (loss) before taxes	(81,751)	4,434	13,897	24,568
Less: provision (benefit) for income taxes	(21,181)	(5)	(844)	8,403
Net income (loss)	(60,570)	4,439	14,741	16,165
Less: net income (loss) attributable to non-controlling interests	(563)	623	1,978	1,895
Net income (loss) attributable to common stockholders	$(60,007)	$3,816	$12,763	$14,270

Net (loss) income per Common Share:
Basic earnings per share	$(1.74)	$0.11	$0.37	$0.42
Diluted earnings per share	$(1.74)	$0.10	$0.35	$0.40

Weighted average number of Common Shares:
Basic	34,566,330	33,984,195	33,684,301	33,213,307
Diluted	34,566,330	33,984,195	33,684,301	33,213,307

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$183,903	$191,072	$189,185	$208,568
Total expenses	178,748	175,367	190,783	198,691
Income (loss) before taxes	5,155	15,705	(1,598)	9,877
Less: provision (benefit) for income taxes	854	3,501	(649)	5,311
Net income (loss)	4,301	12,204	(949)	4,566
Less: net income (loss) attributable to non-controlling interests	376	458	508	419
Net income (loss) attributable to common stockholders	$3,925	$11,746	$(1,457)	$4,147

Net (loss) income per Common Share:
Basic earnings per share	$0.11	$0.33	$(0.04)	$0.12
Diluted earnings per share	$0.11	$0.32	$(0.04)	$0.11

Weighted average number of Common Shares:
Basic	34,673,054	34,527,230	34,552,171	34,562,219
Diluted	34,673,054	34,527,230	34,552,171	34,578,357

(25) Subsequent Events

On March 9, 2021, the Company’s board of directors declared a quarterly cash dividend of $0.04 per share to holders of common stock with a record date of March 22 2021, and a payment date of March 29, 2021.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a)     Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Executive Chairman, Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of December 31, 2020. Based upon that evaluation, the Company’s Executive Chairman, Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020.

For the year ended December 31, 2020, the Company’s management excluded the Smart AutoCare business acquired on January 3, 2020 (within the Insurance segment) from its evaluation of internal control over financial reporting. The total revenues and total assets for Smart AutoCare for the period January 3, 2020 through December 31, 2020 and as of December 31, 2020, were approximately $70 million and $349 million, respectively, which represent 9% and 12% of the Company’s total consolidated revenues and total consolidated assets for this period, respectively.

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

Based upon its assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2020 was effective using the COSO Framework.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm that audited the Company’s consolidated financial statements as of and for the year ended December 31, 2020, as stated in their report, included in Item 8 of this Form 10-K, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020.

(c)     Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning our executive officers is incorporated herein by reference to information included in the Proxy Statement for the Company’s 2021 Annual Meeting of Stockholders.
Information with respect to our directors and the nomination process is incorporated herein by reference to information included in the Proxy Statement for the Company’s 2021 Annual Meeting of Stockholders.
Information regarding our audit committee and our audit committee financial experts is incorporated herein by reference to information included in the Proxy Statement for the Company’s 2021 Annual Meeting of Stockholders.
Information required by Item 405 of Regulation S-K is incorporated herein by reference to information included in the Proxy Statement for the Company’s 2021 Annual Meeting of Stockholders.

Item 11. Executive Compensation

Information with respect to executive compensation is incorporated herein by reference to information included in the Proxy Statement for the Company’s 2021 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to information included in the Proxy Statement for the Company’s 2021 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to such contractual relationships and independence is incorporated herein by reference to the information in the Proxy Statement for the Company’s 2021 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

Information with respect to principal accounting fees and services and pre-approval policies are incorporated herein by reference to information included in the Proxy Statement for the Company’s 2021 Annual Meeting of Stockholders.

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)(2) Financial Statement Schedules

Schedule II—“Financial Information of Registrant”, is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the financial statements and notes thereto contained in Item 8—“Financial Statements and Supplementary Data.”

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

4.3
Description of the Registrant’s Securities Registered under Section 12 of the Securities Exchange Act of 1934 (previously filed as Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K (File No. 001-33549), filed on March 12, 2020 and herein incorporated by reference).

Exhibit No.	Description
10.1
Registrant’s 2017 Omnibus Incentive Plan (previously filed as Exhibit 10.1 to the Registrant’s Form S-8 Registration Statement (File No. 333-218827), filed on June 19, 2017 and herein incorporated by reference).**

10.2
Form of Non-Qualified Stock Option Agreement under the Registrant’s 2017 Omnibus Incentive Plan (previously filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K (File No. 001-33549), filed on March 14, 2018 and herein incorporated by reference)**

10.3
Form of Restricted Stock Unit Agreement under the Registrant’s 2017 Omnibus Incentive Plan (annual vesting) (previously filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K (File No. 001-33549), filed on March 14, 2018 and herein incorporated by reference). **

10.4
Form of Restricted Stock Unit Agreement under the Registrant’s 2017 Omnibus Incentive Plan (cliff vesting) (previously filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K (File No. 001-33549), filed on March 14, 2018 and herein incorporated by reference). **

10.5
Form of Non-Qualified Stock Option Agreement under the Registrant’s 2017 Omnibus Incentive Plan (for 2020 and beyond) (previously filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K (File No. 001-33549), filed on March 12, 2020 and herein incorporated by reference) .**

10.6
Form of Restricted Stock Unit Agreement under the Registrant’s 2017 Omnibus Incentive Plan (for 2020 and beyond) (annual vesting) (previously filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K (File No. 001-33549), filed on March 12, 2020 and herein incorporated by reference).**

10.7
Form of Restricted Stock Unit Agreement under the Registrant’s 2017 Omnibus Incentive Plan (for 2020 and beyond) (cliff vesting) (previously filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K (File No. 001-33549), filed on March 12, 2020 and herein incorporated by reference).**

10.8
Form of Indemnification Agreement (previously filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-11, as amended (File No. 333-141634), filed on June 7, 2007 and herein incorporated by reference).

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

10.11
Amended and Restated Credit Agreement, dated as of August 4, 2020 by and among Fortegra Financial Corporation (“Fortegra”) and its subsidiary, LOTS Intermediate Co., as borrowers, the lenders from time to time party thereto, certain of Fortegra’s subsidiaries, as guarantors, and Fifth Third Bank, National Association, as the administrative agent and issuing lender (previously filed as Exhibit 10.1 to Form 8-K (File No. 001-33549), filed August 5, 2020 and herein incorporated by reference).

10.12
Credit Agreement, dated as of October 16, 2020 by and among South Bay Financial Corporation, South Bay Funding LLC, the lenders from time to time party thereto and Fifth Third Bank, National Association as the administrative agent (previously filed as Exhibit 10.1 to Form 8-K (File No. 001-33549), filed October 21, 2020 and herein incorporated by reference).

10.13
Equity Interest Purchase Agreement, dated December 16, 2019, by and among Tiptree Warranty Holdings, LLC and Peter Masi (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on December 17, 2019 and herein incorporated by reference).

10.14
Amendment to Partner Emeritus Agreement, effective January 1, 2021, by and between Tiptree Inc. and Arif Inayatullah (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33549), filed on January 4, 2021 and herein incorporated by reference).

21.1	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
23.2	Consent of KPMG LLP, Independent Auditors of Invesque Inc. (filed herewith).
23.3	Consent of KPMG LLP, Independent Auditors of Invesque Inc. (filed herewith).
31.1	Certification of Executive Chairman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit No.	Description
31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Executive Chairman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
99.1	Consolidated Financial Statements of Invesque Inc. as at December 31, 2020 and 2019 (filed herewith).
99.2
Consolidated Financial Statements of Invesque Inc. as at December 31, 2018 and 2017 (previously filed as Exhibit 99.2 to the Registrant’s Annual Report on Form 10-K (File No. 001-33549), filed on March 12, 2020 and herein incorporated by reference).

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
104	Cover page from Tiptree Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, formatted in iXBRL (included in Exhibit 101).

* Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (audited) for December 31, 2020 and December 31, 2019, (ii) the Consolidated Statements of Operations (audited) for the years ended December 31, 2020, 2019 and 2018, (iii) the Consolidated Statements of Comprehensive Income (Loss) (audited) for the years ended December 31, 2020, 2019 and 2018, (iv) the Consolidated Statements of Changes in Stockholders’ Equity (audited) for the years ended December 31, 2020, 2019 and 2018, (v) the Consolidated Statements of Cash Flows (audited) for the years ended December 31, 2020, 2019 and 2018 and (vi) the Notes to the Consolidated Financial Statements (audited).

** Denotes a management contract or compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Tiptree Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tiptree Inc.
Date:	March 11, 2021	By:/s/ Jonathan Ilany
Jonathan Ilany
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jonathan Ilany Jonathan Ilany	Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2021

/s/ Sandra Bell Sandra Bell	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 11, 2021

/s/ Michael G. Barnes Michael G. Barnes	Executive Chairman and Director	March 11, 2021

/s/ Paul M. Friedman Paul M. Friedman	Director	March 11, 2021

/s/ Lesley Goldwasser Lesley Goldwasser	Director	March 11, 2021

/s/ Bradley E. Smith Bradley E. Smith	Director	March 11, 2021

/s/ Dominique Mielle Dominique Mielle	Director	March 11, 2021

Schedule II — Condensed Financial Information of Registrant

TIPTREE INC.
PARENT COMPANY ONLY CONDENSED STATEMENTS OF INCOME
(All amounts in thousands)	Year Ended December 31,
	2020	2019	2018
Revenues
Interest income (1)	$223	$—	$137
Other revenue	232	—	10
Total revenues	455	—	147
Expenses
Employee compensation and benefits	15,195	—	—
Interest expense	4,681	—	—
Professional fees	4,476	—	—
Rent and facilities	2,094	—	—
General and administrative	1,259	—	—
Depreciation and amortization	807	—	—
Loss on extinguishment of debt	353	—	—
Other expenses	1,513	3	30
Total expenses	30,378	3	30

Equity in earnings (losses) of subsidiaries, net of tax (2)	(24,855)	18,364	(13,392)

Income (loss) before taxes	(54,778)	18,361	(13,275)
Less: provision (benefit) for income taxes	(25,620)	—	—
Net income (loss)	(29,158)	18,361	(13,275)

Discontinued operations:
Income from discontinued operations, net of tax and non-controlling interest	—	—	414
Gain on sale of discontinued operations, net of tax and non-controlling interest	—	—	36,794
Discontinued operations, net of tax and non-controlling interest	—	—	37,208
Net income (loss) attributable to Tiptree Inc. common stockholders	$(29,158)	$18,361	$23,933
(1)    Eliminated in consolidation for the period ending December 31, 2018 only.
(2)    Eliminated in consolidation.

TIPTREE INC.
PARENT COMPANY ONLY CONDENSED BALANCE SHEETS
(All amounts in thousands, except share data)	As of December 31,
	2020	2019
Assets
Investment in subsidiaries (1)	$337,951	$397,395
Cash and cash equivalents	712	87
Notes and accounts receivable, net	2,622	—
Intercompany receivables, net (1)	—	—
Income taxes receivable	15,590	—
Deferred tax assets	44,161	—
Other assets	15,332	580
Total assets	$416,368	$398,062

Liabilities and Stockholders’ Equity
Liabilities
Deferred tax liabilities	$23,889	$—
Operating lease liability	12,241	—
Intercompany payables, net (1)	9,861	—
Accrued expenses	7,490	—
Other liabilities	6,743	—
Total liabilities	$60,224	$—
Stockholders' Equity
Preferred stock: $0.001 par value, 100,000,000 shares authorized, none issued or outstanding	$—	$—
Common stock: $0.001 par value, 200,000,000 shares authorized, 32,682,462 and 34,562,553 shares issued and outstanding, respectively	33	35
Additional paid-in capital	315,014	326,140
Accumulated other comprehensive income (loss), net of tax	5,674	1,698
Retained earnings	35,423	70,189
Total stockholders’ equity	356,144	398,062
Total liabilities and stockholders' equity	$416,368	$398,062

(1)    Eliminated in consolidation.

TIPTREE INC.
PARENT COMPANY ONLY CONDENSED STATEMENTS OF CASH FLOWS
(All amounts in thousands)	Year Ended December 31,
	2020	2019	2018
Operating Activities:
Net income (loss) attributable to Tiptree Inc. common stockholders	$(29,158)	$18,361	$23,933
Adjustments to reconcile net income to net cash provided by operating activities
Equity in earnings of subsidiaries(1)	24,855	(18,364)	(23,816)
Depreciation expense	807	—	—
Deferred provision (benefit) for income taxes	(15,815)	—	—
Non-cash lease expense	1,660	—	—
Non-cash compensation expense	3,110	—	—
Amortization of deferred financing costs	172	—	—
Changes in operating assets and liabilities
Changes in other operating assets and liabilities	1,264	(583)	4,772
Net cash provided by (used in) operating activities	(13,105)	(586)	4,889
Investing Activities:
Asset acquisitions due to merger with Operating Co.	488	—	—
Net cash flows provided by (used in) provided by investing activities	488	—	—
Financing Activities:
Distributions from subsidiaries (1)	35,092	14,587	—
Dividends paid	(5,565)	(5,502)	(4,781)
Repurchases of common stock	(13,889)	(9,085)	—
Subsidiary RSU exchanges	(2,034)	—	—
Vesting of share-based incentive compensation	(362)	—	—
Net cash provided by (used in) financing activities	13,242	—	(4,781)
Net increase (decrease) in cash and cash equivalents	625	(586)	108
Cash and cash equivalents at beginning of period	87	673	565
Cash and cash equivalents at end of period	$712	$87	$673

Cash (received) paid for income taxes	$(166)	$2,168	$(5,915)

(1)    Eliminated in consolidation.

Note 1. Basis of Presentation

Tiptree Inc. (together with its consolidated subsidiaries, collectively, Tiptree, the Company, or we) is a Maryland Corporation that was incorporated on March 19, 2007. Tiptree’s common stock trades on the Nasdaq Capital Market under the symbol “TIPT”. Tiptree is a holding company that combines specialty insurance operations with investment management capabilities. We allocate our capital across our insurance operations and other investments. We classify our business into two reportable segments: Insurance and Mortgage. We refer to our non-insurance operations, assets and other investments, which is comprised of our Mortgage reportable segment and our non-reportable segments and other business activities, as Tiptree Capital.

Pursuant to the terms discussed in Note—(11) Debt, net in the notes to consolidated financial statements, a secured corporate credit agreement of a subsidiary of Tiptree restricts that subsidiary’s ability to pay or make any dividend or distribution to Tiptree Inc. In addition, certain other subsidiaries’ activities are regulated, or subject to specific restriction on transfers as a result of financing arrangements. As a result of these restrictions, these condensed financial statements of the Registrant have been prepared in accordance with Rule 12-04 of Regulation S-X, as restricted net assets of the Company's subsidiaries (as defined in Rule 4-08(e)(3) of Regulation S-X) exceed 25% of the Company's consolidated net assets as of December 31, 2020.

For the periods ending December 31, 2019 and 2018, the Company was a holding company without any operations of its own. On July 17, 2020, Operating Company merged into Tiptree, with Tiptree as the surviving entity (the Reorganization). In connection with the Reorganization, Operating Company contributed substantially all of its assets to Caroline Holdings LLC, a wholly owned subsidiary of Operating Company, which was renamed Tiptree Holdings LLC. Prior to the Reorganization, the Company was allocated itemized expenses of $2,000 related to operating as a public company from Operating Company for the six months ended June 30, 2020.

These condensed financial statements have been prepared on a "parent-only" basis. Under a parent-only presentation, the Parent Company's investments in subsidiaries are presented under the equity method of accounting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The accompanying condensed financial information should be read in conjunction with the Tiptree Inc. consolidated financial statements and related Notes thereto.

Note 2. Dividends Received

The Company received distributions of $35,092, $14,587 and $4,781 for the years ended December 31, 2020, 2019 and 2018, respectively.